Form 10-Q
period 1994-12-31
OCEANEERING INTERNATIONAL INC
filed 1995-02-08
CIK 73756

FORM 10-Q
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549


        [X]
                      QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1994

                                          OR

        [ ]
                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from _____________ to _____________


                    Commission File Number         1-10945


                            OCEANEERING INTERNATIONAL, INC.
                (Exact name of registrant as specified in its charter)


                        DELAWARE                           95-2628227
               (State or other jurisdiction of         (I.R.S. Employer
               incorporation or organization)       Identification No.)


             16001 Park Ten Place, Suite 600, Houston, Texas        77084
           (Address of principal executive offices)             (Zip Code)


                                    (713) 578-8868
                 (Registrant's telephone number, including area code)


                                    Not Applicable
                (Former name, former address and former fiscal year,
                            if changed since last report)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
        Yes  X , No     .


        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Class                                  Outstanding at January 31, 1995

        Common Stock, $.25 Par Value                         24,017,046 shares

          PART I - FINANCIAL INFORMATION

          Item 1.  Financial Statements.


                  OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS

                                                    Dec. 31,      Mar. 31,
                                                      1994          1994
                                                   (unaudited)    (audited)

                                                        (in thousands)
        ASSETS

          Current Assets:
            Cash and cash equivalents                 $ 13,431      $ 26,486

            Accounts receivable (net of allowance
            for doubtful accounts of $1,142,000
            at December 31 and $1,023,000 at
            March 31)                                   58,867        51,563
            Prepaid expenses and other                   4,594         2,764

            Total Current Assets                        76,892        80,813

          Property and Equipment, at cost:
            Underwater services equipment              155,234       136,799

            Offshore production equipment               24,510        24,464
            Buildings, improvements and other           28,197        25,658

                                                       207,941       186,921
            Less: Accumulated Depreciation             124,862       114,153

            Net Property and Equipment                  83,079        72,768
          Investments and Other Assets                   4,087         4,391

          Goodwill, Net of Amortization                 13,293        14,021
            TOTAL ASSETS                              $177,351      $171,993

        LIABILITIES and SHAREHOLDERS' EQUITY
          Current Liabilities:

            Accounts payable                           $12,648       $13,897

            Accrued liabilities                         28,832        25,808
            Income taxes payable                         7,122         6,683

            Total Current Liabilities                   48,602        46,388
          Long-Term Debt, net of current portion           119           171

          Other Long-Term Liabilities                    8,836        12,081
          Shareholders' Equity                         119,794       113,353

            TOTAL LIABILITIES AND SHAREHOLDERS'
            EQUITY                                    $177,351      $171,993

        See Notes to Consolidated Financial Statements.

                   OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF INCOME
                                     (unaudited)




                                                 For the Three Months Ended
                                                        December 31,
                                                      1994           1993

                                              (in thousands, except per share
                                                          amounts)


        Revenues                                   $ 55,203       $ 55,492
        Cost of services                             46,581         42,510

        Selling, general and administrative           9,818          7,759
        expenses
            Income/(loss) from operations            (1,196)         5,223

        Interest income                                 124            226

        Interest expense                               (133)          (232)
        Other income (expense), net                    (118)            80

            Income/(loss) before income taxes        (1,323)         5,297
        Provision for income taxes                   (1,527)        (1,408)

            Net income/(loss)                       $(2,850)       $ 3,889
        Earnings/(loss) per common share             $(0.12)         $0.16
        equivalent

        Weighted average number of common
        share equivalents outstanding                24,150         24,169




        See Notes to Consolidated Financial Statements.

                   OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF INCOME
                                     (unaudited)



                                                 For the Nine Months Ended
                                                        December 31,
                                                     1994            1993

                                              (in thousands, except per share
                                                          amounts)


        Revenues                                 $ 185,471       $ 180,421
        Cost of services                           147,372         140,030

        Selling, general and administrative
        expenses                                    26,995          22,746
                 Income from operations             11,104          17,645

        Interest income                                411             676

        Interest expense                              (508)           (743)
        Other income (expense), net                   (371)            148

                 Income before income taxes         10,636          17,726
        Provision for income taxes                  (5,560)         (4,354)

                 Net income                       $  5,076        $ 13,372
        Earnings per common share equivalent         $0.21           $0.56

        Weighted average number of common
        share equivalents outstanding               24,179          24,045



        See Notes to Consolidated Financial Statements.

                    OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (unaudited)



                                                          For the Nine Months
                                                           Ended December 31,
                                                             1994        1993
                                                              (in thousands)
        CASH FLOWS FROM OPERATING ACTIVITIES:

             Net income                                    $ 5,076     $13,372
             Adjustments to reconcile net income to
             net cash provided by operating
             activities:
                    Depreciation and amortization           11,911       8,845
                    Currency translation adjustments
                    and other                                  541        (365)

                    Decrease (increase) in accounts
                    receivable                              (7,304)       (990)
                    Decrease (increase) in prepaid
                    expenses and other
                    current assets                          (1,798)      1,198
                    Increase (decrease) in current
                    liabilities                              2,228      (1,559)
                    Increase (decrease) in other long-
                    term liabilities                        (3,245)       (655)
             Total adjustments to net income                 2,333       6,474

        NET CASH PROVIDED BY OPERATING ACTIVITIES            7,409      19,846
        CASH FLOWS FROM INVESTING ACTIVITIES:
             Purchases of property and equipment and
             other assets                                  (20,086)    (18,589)
             Decrease (increase) in investments                227         530

        NET CASH (USED IN) INVESTING ACTIVITIES            (19,859)    (18,059)
        CASH FLOWS FROM FINANCING ACTIVITIES:
             Payments on long-term debt                        (66)        (72)
             Proceeds from issuance of common stock
             less purchases of Treasury Stock                 (539)        653

        NET CASH PROVIDED BY/(USED IN) FINANCING
        ACTIVITIES                                            (605)        581
        NET INCREASE (DECREASE) IN CASH                    (13,055)      2,368
        CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR       26,486      33,973

        CASH AND CASH EQUIVALENTS - END OF PERIOD          $13,431     $36,341


        See Notes to Consolidated Financial Statements.

                   OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (unaudited)



        1.   Basis of Presentation and Significant Accounting Policies

          These Consolidated Financial Statements are unaudited and have been prepared pursuant to instructions for the Quarterly Report on Form 10-Q required to be filed with the Securities and Exchange
          Commission and do not include all information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles. Certain amounts from prior years have been reclassified to conform with current year classifications. Management has reflected all adjustments which it believes are necessary to present fairly the Company's financial position at December 31, 1994 and its results of operations and cash flows for the three and nine month periods presented. All such adjustments are of a normal recurring nature. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Registrant's Annual Report on Form 10-K for its fiscal year ended March 31, 1994. The results for interim periods are not necessarily indicative of annual results.


        2.   Cash and Cash Equivalents

          Cash and cash equivalents includes demand deposits and highly liquid interest-bearing investment grade securities. Approximately $1,400,000 and $1,300,000 of the Company's cash as of December 31, and March 31, 1994, respectively, was restricted and is posted as security in interest bearing accounts related to litigation involving the Company's United Kingdom subsidiary. The Company believes it has adequate defenses to the claims and that the outcome will not have a material adverse effect on the financial position or results of operations of the Company.


        3.   Shareholders' Equity

          Shareholders' Equity consisted of the following:
                                                     Dec. 31,    March 31,
                                                      1994          1994
                                                   (unaudited)    (audited)

                                                        (in thousands)
          Shareholders' Equity:
          Common Stock, par value $0.25;
             90,000,000 shares authorized;

             24,017,046 and 23,995,796 shares
             issued                                 $  6,004    $  5,999
          Treasury Stock, at cost, 88,406 shares        (904)        ---
          Additional paid-in capital                  80,422      80,062
          Retained earnings                           43,779      38,703

          Cumulative translation adjustments          (9,507)    (11,411)


          Total Shareholders' Equity                $119,794    $113,353

        4.   Income Taxes

          Effective fiscal 1994, the Company adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS No. 109"). Cash taxes paid were $7,100,000 and $3,400,000 for the nine months ended December 31, 1994 and 1993, respectively.


        Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

        Material Changes in Financial Condition

        The Company expects to continue to be able to meet its ongoing cash requirements from existing cash on hand and from operating cash flows, although if significant investment opportunities arise, the Company may require the use of externally generated funds. In addition, the Company has two credit agreements in the amounts of $25,000,000 and $30,000,000. The $25,000,000 revolving credit agreement ("Credit Agreement"), shared equally by two participating banks, which can be converted into a term loan, provides for letters of credit and short-term borrowings subject to an accounts receivable borrowing base. Availability under the $25,000,000 Credit Agreement was approximately $18,500,000 at December 31, 1994 as a result of outstanding letters of credit. As of December 31, 1994, the availability under the $30,000,000 term loan facility was $12,000,000.

        Capital expenditures were $20,000,000 during the first nine months of fiscal 1995, as compared to $19,000,000 during the corresponding period of the prior fiscal year. Expenditures in fiscal 1995 primarily consist of the acquisition cost and upgrade of an offshore support vessel, upgrades to the Company's fleet of remotely operated vehicles ("ROVs"), additional diving equipment and equipment required in the environmental services business. Expenditures in the corresponding period of the prior year consisted of the acquisition cost of four ROVs, the purchase of the assets and certain business of the Space Systems Division of ILC Dover, Inc. and the acquisition of Oil Industry Engineering Inc., a designer and manufacturer of subsea well control equipment. There were no material commitments for capital expenditures at December 31, 1994.

        The Company is not aware of any circumstances which would cause a material adverse effect in respect to meeting its ongoing financial obligations. The Company operates primarily as a subcontracting services company under short-term day-rate contracts. However, the Company owns certain specialized capital assets, in particular a Floating Production Storage and Offloading system ("FPSO"), which, if not fully utilized, could have a negative effect on cash resources as a result of continuing fixed operating costs and reduced revenues. The FPSO is currently operating profitably offshore Angola under a contract which has been extended until January 1996.

        The primary market that the Company serves, oil and gas, is a cyclical industry and remains volatile, resulting in potentially large fluctuations in demand for the Company's primary services, which could result in significant changes in the Company's revenues and profits. Although the oil and gas industry continues to be its principal market, the Company also performs services for the United States and foreign governments and the telecommunications, aerospace, insurance and environmental remediation industries. The Company is continually seeking opportunities for business combinations to improve its market position or expand into related service lines.


        Material Changes in Results of Operations

        Consolidated revenue and margin information is as follows:

                               Three Months Ended      Nine Months Ended
                                  December 31,           December 31,
                                 1994       1993       1994        1993

                                   (in thousands, except percentages)

          Revenues           $ 55,203   $ 55,492    $185,471    $180,421
          Gross margins %         16%        23%         21%         22%

          Operating margin %      (2%)        9%          6%         10%



        Oilfield Marine Services

        Revenue and gross margin information is as follows:

                               Three Months Ended      Nine Months Ended
                                  December 31,           December 31,
                                 1994       1993       1994        1993

                                   (in thousands, except percentages)

          Revenues           $ 23,179   $ 29,875    $ 85,583    $ 98,655
          Gross margins         1,892      7,860      14,781      26,996

          Gross margin %           8%        26%         17%         27%


        Revenues and gross margins from oilfield customers for the third quarter of fiscal 1995 and for the nine month period ended December 31, 1994 were lower than the corresponding periods of the prior year. Revenues in the Gulf of Mexico in the third quarter of fiscal 1995 and for the nine month period ended December 31, 1994 were higher than in the corresponding period of the prior year but gross margin percentages were lower reflecting continued competitive pressures. In the Company's foreign operating areas revenues and margins for the three and nine month periods ended December 31, 1994 were lower than the corresponding periods of the prior year as a result of lower demand for the Company's services. During the third quarter of fiscal 1995, there was continued downward pressure on prices in all major geographic areas compared to the corresponding period of the prior year, resulting in lower profitability in all service lines.

        Results for the third quarter of fiscal 1995 were negatively impacted by the unfavorable resolution of a contract dispute relating to a contract for services offshore West Africa which was completed in fiscal 1992 and by difficulties experienced in the collection of amounts due under a certain foreign contract entered into by the U.S. operating area. A provision of $1,600,000 was made to cover loss of revenues, various counterclaims and legal and arbitration fees relating to the West African contract and a provision of $1,000,000 was made against potential losses on the foreign contract.



        Offshore Field Development

        Revenue and gross margin information is as follows:

                               Three Months Ended      Nine Months Ended
                                  December 31,           December 31,
                                 1994       1993       1994        1993

                                 (in thousands, except for percentages)

          Revenues           $ 15,217    $ 7,065    $ 45,720    $ 29,055
          Gross margins         3,447        486      10,393       1,665

          Gross margin %          23%         7%         23%          6%


        Revenues and margins for the three month period ended December 31, 1994 increased over the corresponding period of the prior year as a result of higher earnings from the FPSO and from additional contributions from the Multiflex division which was acquired in March 1994. Revenues and margins for the nine month period ended December 31, 1994 increased over the corresponding period of the prior year as a result of higher earnings from the FPSO and additional contributions from the subsea controls and Multiflex divisions which were acquired in July 1993 and March 1994, respectively. During the third quarter of fiscal 1994, the FPSO was demobilized from its previous contract and upgraded and mobilized to its new location offshore Angola. From the fourth quarter of fiscal 1994, the FPSO has been operating under a contract providing substantially higher rates than its previous contract. The primary contract term for the FPSO expired in early January 1995 and has been extended for a further one year term at a lower rate which will continue to be profitable. See Item 2 -
        "Management's Discussion and Analysis of Financial Condition and Results of Operations - Material Changes in Financial Condition." Revenues from the FPSO for the three and nine month periods ended December 31, 1994 and 1993 were $4,414,000 and $13,198,000, respectively, and $3,610,000 and $5,624,000, respectively. Gross margins for the three and nine month periods ended December 31, 1994 and 1993 were $2,207,000 and $6,914,000, respectively, and $128,000 and $(787,000), respectively.

        Other Mobile Offshore Production Systems ("MOPS") results for the nine month period ended December 31, 1993 included the contribution from a large extended well test project in the North Sea. The Company has not undertaken a similar project in fiscal 1995. The reduced revenues and margins from the MOPS activities were offset by additional contributions from the subsea controls division and the Multiflex division, which produces subsea umbilical control cables.


        Advanced Technologies

        Revenue and gross margin information is as follows:


                               Three Months Ended      Nine Months Ended
                                  December 31,           December 31,
                                 1994       1993       1994        1993

                                 (in thousands, except for percentages)

          Revenues           $ 16,807   $ 18,552    $ 54,168    $ 52,711
          Gross margins         3,283      4,636      12,925      11,730

          Gross margin %          20%        25%         24%         22%


        Revenues and margins for the three month period ended December 31, 1994 were lower than for the corresponding period of the prior year primarily as a result of lower activity in the US Navy support groups.

        Revenues and margins for the nine month period ended December 31, 1994 increased over the corresponding periods of the prior year primarily as a result of both stronger demand and improved profitability in the industrial marine business.



        Other

        Selling, general and administrative expenses increased in the three and nine month periods ended December 31, 1994 compared to the corresponding periods of the prior year reflecting the impacts of business acquisitions. In addition, during the third quarter of fiscal 1995, restructuring costs of approximately $500,000 were incurred in consolidation and reduction of office and warehouse facilities in the United Kingdom.

        The provisions for income taxes were related to U.S. income taxes which were provided at estimated annual effective rates using assumptions as to earnings and other factors which would affect the tax calculation for the remainder of the fiscal year, and to the operations of foreign branches and subsidiaries which were subject to local income and withholding taxes. The Company's effective tax rate increased during the third quarter of fiscal 1995 compared to the third quarter of fiscal 1994 as a result of an increase in the amount of pre-tax income subject to taxing jurisdictions with higher effective tax rates, primarily the United States, and losses in fiscal 1995 in areas, primarily the North Sea, where the Company derives no tax benefit as it already has net operating loss carryforwards.

        The quarters ending June 30 and September 30 have generally been the Company's peak in both revenues and net income for its Oilfield Marine business. Revenues and net income in the Offshore Field Development and Advanced Technologies businesses are generally not seasonal.



                             PART II - OTHER INFORMATION



        Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits.
               None.

          (b) The Company did not file any reports on Form 8-K during the quarter for which this report is filed.

                                      SIGNATURES



        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               OCEANEERING INTERNATIONAL, INC.
                                                 (Registrant)





        Date:  February 7, 1995       By:  //s// JOHN R. HUFF
                                           John R. Huff, President and
                                           Chief Executive Officer




        Date:  February 7, 1995       By:  //s// T. JAY COLLINS
                                           T. Jay Collins, Executive Vice
                                           President and Chief Financial Officer




        Date:  February 7, 1995       By:  //s// RICHARD V. CHIDLOW
                                           Richard V. Chidlow, Controller
                                           and Chief Accounting Officer