Form 10-K405
period 1995-03-31
OCEANEERING INTERNATIONAL INC
filed 1995-06-23
CIK 73756

FORM 10-K

                          SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C. 20549

     [X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                       For the fiscal year ended March 31, 1995

                                          OR

     [ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

               For the transition period from __________ to __________

                            Commission file number 1-10945

                           OCEANEERING INTERNATIONAL, INC.
                (Exact name of registrant as specified in its charter)

     Delaware                                                         95-2628227
     (State or other jurisdiction                               (I.R.S. Employer
     of incorporation or organization)                       Identification No.)

                           16001 Park Ten Place, Suite 600
                                Houston, Texas   77084
            (Address of principal executive offices)           (Zip Code)
         Registrant's telephone number, including area code:  (713) 578-8868

             Securities registered pursuant to Section 12(b) of the Act:

                                                           Name of each exchange
     Title of each class                                     on which registered

     Common Stock, $0.25 par value                       New York Stock Exchange


             Securities registered pursuant to Section 12(g) of the Act:

                                         None

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
     such filing requirements for the past 90 days.  Yes X , No   .

     Aggregate market value of the voting stock held by non-affiliates of the registrant at June 1, 1995, based upon the closing sale price of the Common
     Stock on the New York Stock Exchange                           $217,725,000
     Number of shares of Common Stock outstanding at June 1, 1995   23,060,024


                         Documents Incorporated by Reference:

     Portions of the proxy statement to be filed on or before July 31, 1995, pursuant to Regulation 14A of the Securities and Exchange Act of 1934 to the extent set forth in Part III, Items 10-13 of this report.

                           OCEANEERING INTERNATIONAL, INC.

                              Annual Report on Form 10-K



                                        INDEX



     PART I
               Item 1    Business
               Item 2    Properties
               Item 3    Legal Proceedings
               Item 4    Submission of Matters to a
                         Vote of Security Holders
               Item 4a   Executive Officers of the Registrant

     PART II
               Item 5    Market for the Registrant's Common Equity
                         and Related Shareholder Matters
               Item 6    Selected Financial Data
               Item 7    Management's Discussion and Analysis of
                         Financial Condition and Results of Operations
             * Item 8    Financial Statements and Supplementary Data
               Item 9    Changes in and Disagreements with
                         Accountants on Accounting and Financial
                         Disclosure

     PART III
               Item 10   Directors and Executive Officers
                         of the Registrant
               Item 11   Executive Compensation
               Item 12   Security Ownership of Certain Beneficial
                         Owners and Management
               Item 13   Certain Relationships and Related Transactions

     PART IV
               Item 14   Exhibits, Financial Statement Schedules
                         and Reports on Form 8-K


     SIGNATURES

     INDEX TO FINANCIAL STATEMENTS AND SCHEDULES


     *  Refers the reader to Part IV, Item 14.


                                        PART I

     Item 1.  BUSINESS.

     General Development of Business

     Oceaneering International, Inc., (together with its subsidiaries, "Oceaneering" or the "Company") is an advanced applied technology company which provides engineered services and hardware to customers who operate in marine, space and other harsh environments. The Company supplies a comprehensive range of integrated technical services to a wide array of industries and is one of the world's largest underwater services contractors. Principal services are provided to the oil and gas industry and include drilling support, subsea construction, production systems, facilities maintenance and repair, survey and positioning and specialized onshore and offshore engineering and inspection. Oceaneering was organized in 1969 out of the combination of three diving service companies founded in the early 1960s. Since its establishment, the Company has concentrated on the development and marketing of underwater services requiring the use of advanced deepwater technology. The Company conducts operations in the United States and 28 other countries. The Company's international operations, principally in the North Sea, Far East, Africa and the Middle East, accounted for approximately 51% of its 1995 fiscal year revenues, or $122,000,000.

     In January 1990, the Company acquired all of the outstanding capital stock of Sonsub Limited, a United Kingdom company ("Sonsub"), whose principal assets were ten large and four small Remotely Operated Vehicles ("ROVs"). ROVs are unmanned submersible vehicles operated from the surface that are used widely in the offshore oil and gas industry.

     In December 1990, the Company was awarded a contract by a major oil company to provide and maintain a Floating Production, Storage and Offloading ("FPSO") system offshore Gabon. This represented the first major project for the Company's Offshore Production Systems division ("OPS") which was formed to develop economical production alternatives for offshore oil and gas fields. A 78,000 deadweight ton ("dwt") tanker was purchased and converted into an FPSO for this project and was delivered to its first location in December 1991. The unit is currently operating offshore Angola. See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     In August 1992, the Company acquired Eastport International, Inc., ("Eastport"), a designer, developer and operator of advanced robotic systems and ROVs specializing in the non-oilfield market, in a transaction accounted for as a pooling of interests. All financial information herein has been restated to include the results of Eastport from Eastport's inception (June 21, 1989). Eastport's assets included two ROVs, one of which is rated for water depths to 25,000 feet, a deep tow sonar system and two other work ROVs.

     In May 1993, the Company purchased the business and assets of the Space Systems Division of ILC Dover, Inc., ("ILC") which were consolidated with the Company's Oceaneering Space Systems division. This business designs, develops and fabricates spacecraft hardware and high temperature insulation products.

     In July 1993, the Company purchased Oil Industry Engineering, Inc., a designer and fabricator of subsea control systems, which now operates as the Oceaneering Intervention Engineering division ("OIE"). In March 1994, the Company purchased the operating subsidiaries of Multiflex International Inc., a manufacturer of subsea control umbilical cables, which now operates as the Oceaneering Multiflex division ("Multiflex"). Together with the Company's existing Offshore Production Systems division, these acquisitions form the basis of the Company's continuing expansion in the Offshore Field Development business.

     The Company intends to pursue a strategy of acquiring, as opportunities arise, additional assets or businesses, either directly through merger, consolidation, or purchase or indirectly through joint ventures. The Company is also applying its skills and technology in further developing business unrelated to the oil and gas industry and performing services for the United States and foreign governments and the telecommunications, aerospace, insurance, marine and environmental remediation industries. Financial Information About Industry Segments

     The table containing revenues, operating income and assets by business segment for the fiscal years ended March 31, 1995, 1994 and 1993 is incorporated herein by reference from Note 6 of the Notes to Consolidated Financial Statements.

     Description of Business

     OILFIELD MARINE SERVICES

     The Company's Oilfield Marine Services business consists of underwater construction, underwater and above-water inspection and maintenance (including repair) and survey. All of these services are frequently provided to customers on an integrated basis.

     Underwater Construction, Maintenance and Inspection. The Company provides underwater support services for all phases of offshore oil and gas operations - exploration, development and production. During the exploration phase, the Company provides positioning, placement and monitoring of subsea exploration equipment, collects data on seafloor characteristics at proposed drilling sites and assists with the navigational positioning of drilling rigs. During the development phase, the Company's underwater crews assist with the installation of production platforms and the connection of subsea pipelines. During the production phase, the Company inspects, maintains and repairs offshore platforms, pipelines and subsea equipment. Such services include testing, monitoring and replacing cathodic protection devices and inspecting platforms and pipelines for defects and unsupported spans, which the Company may then be contracted to repair or replace. Following production, the Company's salvage crews assist with the removal of the platforms and restoration of the seabed to its original condition.

     The Company's underwater services require the use of a variety of techniques and equipment. Underwater services are performed by divers or through the use of advanced work systems such as manned Atmospheric Diving Systems ("ADSs") and unmanned ROVs. The Company uses ROVs to provide underwater services at depths or in situations in which diving would be uneconomical or infeasible. An ROV may be outfitted with manipulators, sonar, television cameras, specialized tooling packages and other equipment or features to facilitate the performance of underwater tasks. The Company currently owns over 70 ROVs.

     When a project requires manned intervention, the Company uses divers or ADS technology. An ADS encloses the operator in a one-atmosphere (surface pressure) diving suit or manipulator diving bell. The Company operates two types of ADSs. The first type, the WASP, is a one-man suit equipped with manipulators to allow the operator to perform gripping and turning actions. The WASP ADSs work in water depths from the surface to 2,000 feet. The other type of ADS is a tethered diving bell equipped with a manipulator arm. The bell carries two operators to water depths of 3,000 feet. The
     WASP and the tethered manipulator diving bell have onboard life-support systems and are capable of providing audiovisual transmissions to the surface. The Company does not use divers (as distinguished from ADS operators) to perform functions in water depths greater than 1,000 feet. Revenues of the Company from all business segments attributable to ADS and ROV services for the fiscal years ended March 31, 1995, 1994 and 1993 were $55,000,000, $57,000,000 and $49,000,000 respectively.

     Underwater services using all of these techniques are performed from drilling rigs, platforms, barges and vessels.

     Above-Water Inspection Services. Through its Solus Schall division ("Solus Schall"), the Company offers a wide range of inspection services to customers required to obtain third party inspections to satisfy contractual structural specifications and requirements, internal safety standards or regulatory requirements. Historically, the Company has focused on the inspection of pipelines and onshore fabrication of offshore facilities for the oil and gas industry. The Company also conducts onsite inspections of refineries, nuclear and conventional power stations and operates laboratory facilities for the testing of aero-engine components and other manufacturing equipment. Certain of Solus Schall's pipeline inspection activities are performed through the use of specialized X-ray crawlers, which travel independently inside pipelines, stopping to perform radiographic inspection of welds. Solus Schall derives the majority of its revenues from foreign operations.

     In connection with Solus Schall's inspection services (both onshore and offshore), the Company developed a computer-aided method of managing inspection data, which consists of a software package that provides a standardized format for the storage, retrieval and analysis of multi-year inspection data. Originally developed for platform inspections, the software has been expanded for use in the inspection of pipelines, vessels and refinery piping.
     Survey Services. The Company provides a range of survey and navigational positioning services for the oil and gas industry, as well as ocean search and recovery projects. Applications include surface positioning for rig moves and the installation of pipelines and platforms, subsea positioning and acoustics, geophysical surveys, deep tow surveys and pipeline surveys.

     OFFSHORE FIELD DEVELOPMENT

     Mobile Offshore Production Systems. OPS was established as a group during fiscal 1989 to provide subsea intervention services and the engineering, procurement, construction, installation and operation of mobile offshore production systems ("MOPS") to customers for marginal and remote field production and extended well testing. OPS has been awarded several contracts pertaining to MOPS activities and subsea workover and maintenance needs, including deepwater extended well testing in the Gulf of Mexico and has served as prime contractor on an extended well testing project in the North Sea. In December 1990, the Company was awarded its first major MOPS contract for the provision of an FPSO involving the conversion of a 78,000 dwt tanker into an FPSO for the production, processing, storage and offloading of oil into shuttle tankers. The unit has been operating offshore West Africa since December 1991.

     Subsea Products. OIE, Multiflex and the Pipeline Repair Systems unit of the Company form the Subsea Products group which complements the activities of the OPS group. OIE includes the subsea intervention business previously carried out by OPS and the subsea control systems business acquired in July 1993. OIE now provides subsea intervention services, design and fabrication of ROV interface tooling, including ROV replaceable and ROV operable valves, and design and fabrication of subsea control systems.

     In March 1994, the Company acquired the business of Multiflex which has facilities in Houston, Texas and Edinburgh, Scotland for the production of subsea control umbilical cables. These cables are used for the remote operation of subsea installations and equipment and typically incorporate both electrical and hydraulic control lines.

     ADVANCED TECHNOLOGIES

     Since fiscal 1986, the Company has provided project management, engineering services and equipment to non-oilfield customers for applications in harsh environments. The Company serves government, industrial marine, space and environmental remediation services markets by using existing assets for new customers and by extending the use of technology developed in oilfield operations to new applications. Two separate divisions of Oceaneering - Oceaneering Technologies ("OTECH") and Oceaneering Space Systems ("OSS") - perform these services.

     Marine. OTECH performs work for customers having specialized requirements underwater or in other harsh environments. Customers include U.S. and foreign governments and the telecommunications, aerospace, insurance and environmental remediation industries. Since 1982, the Company has provided deep ocean search and recovery services on behalf of the United States government, including the U.S. Navy and the National Aeronautics and Space Administration ("NASA"). In other services for the Navy, Oceaneering provides various engineering and underwater services ranging from aircraft salvage and recovery operations to inspection and maintenance of the Navy's fleet of surface ships and submarines. The Company also maintains and operates deepwater cable lay and maintenance vehicles on behalf of American Telephone & Telegraph Company.

     OTECH operates ROVs that are rated for work in water depths from the surface to 25,000 feet. In June 1990, the Company purchased an ROV that has worked in water depths to 14,700 feet and is capable of working in water depths to 20,000 feet. Assets acquired with Eastport include an ROV designed for use in water depths to 25,000 feet. The more advanced ROVs owned by the Company are equipped with lighter umbilical cords containing optic fibers which allow for improved communications with the surface. Other specialized equipment owned by the Company includes ROV cable lay and maintenance equipment and deep tow, side scan sonar systems which are rated for use in 20,000 feet. One of the Company's deep tow systems has been used to locate downed aircraft in water depths to 14,700 feet.

     Engineering. OSS directs the Company's efforts towards applying undersea technology and experience in the space industry. The Company has worked with NASA and NASA subcontractors on a variety of projects including portable life-support systems, decompression techniques, tools and robotic systems, and standards and guidelines to ensure robotic compatibility for space station equipment and payloads. OSS is developing cryogenic life-support system technology for neutral buoyancy testing and future space missions. Related life-support technology has been developed for future use by environmental remediation workers and fire fighters. OSS was expanded in fiscal 1994 by the purchase of the assets of ILC. ILC had supported NASA by producing space shuttle crew support equipment, including the design, development and fabrication of spacecraft extravehicular and intravehicular hardware and soft goods, air crew life-support equipment, mechanical and electromechanical devices and high temperature insulation. These activities have continued, and the Company is providing advanced refrigeration equipment for use on the International Space Station. The activities of OSS are substantially dependent on continued government funding for the nation's space program. OTECH designs and develops specialized tools and builds ROV systems to customer specifications for use in deepwater and hazardous environments. It also develops ROVs for the Company including associated ROV control vans and computer-based control systems. In April 1990, the Company delivered a remotely operated cable burial and repair system to a group of international telecommunications companies, and in fiscal 1992, delivered a second remotely operated cable burial and repair system for telecommunications use and an ROV system for salvage work.

     MARKETING

     Oilfield Marine Services. The Company markets its services primarily to international and foreign national oil and gas companies. It also provides services as a subcontractor to companies operating as prime contractors. Contracts are typically awarded on a competitive bid basis and are for the most part short-term. See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

     Offshore Field Development. The Company markets both its mobile offshore production systems and subsea products primarily to international and foreign national oil and gas companies, utilizing the Company's existing administrative structure to identify potential business opportunities. MOPS are offered for extended well testing, early production and development of marginal fields and prospects in areas lacking pipelines and processing infrastructure. Contracts are typically awarded on a competitive basis, generally for periods of one or more years. The Company owns one MOPS unit, which is currently contracted. Further equipment will be added as profitable opportunities arise. The Company believes that Multiflex enables it to identify market opportunities at an earlier stage as umbilical design is typically part of the initial planning phase in field development. The Company is able to offer an integrated service consisting of design, engineering, project management and provision of hardware.

     Advanced Technologies. The Company markets its marine services and related engineering services to government agencies, major defense contractors, NASA subcontractors and to telecommunications, construction and other industrial customers outside the energy sector. The Company also markets to insurance companies, salvage associations and other customers who have requirements for specialized operations in deep water. Marketing efforts in the environmental remediation business are directed towards the petrochemical industry.

     Major Customers. Five principal customers of the Company accounted for approximately 34%, 36% and 31% of the Company's consolidated revenues in fiscal 1995, 1994 and 1993, respectively. The Royal Dutch Shell group of companies accounted for more than 10% of the Company's consolidated revenues in fiscal 1995, 1994 and 1993. Also see Note 6 of the Notes to Consolidated Financial Statements.

     COMPETITION

     The Company's businesses are highly competitive.

     Oilfield Marine Services. The Company believes that it is one of five companies that provides underwater services on a worldwide basis. The Company competes for contracts with the other four worldwide companies and with numerous companies operating locally in various areas. Competition for underwater services historically has been based on the type of underwater equipment available, location of or ability to deploy such equipment, quality of service and price. In recent years, price has been the most important factor in obtaining contracts; however, the ability to develop improved equipment and techniques and to attract and retain skilled personnel is also an important competitive factor in the Company's markets. The number of the Company's competitors is inversely correlated with water depth, as less sophisticated equipment and technology is required in shallow water. With respect to projects that require less sophisticated equipment or diving techniques, small companies have sometimes been able to bid for contracts at prices uneconomic to the Company.

     The Company believes that its ability to provide a wide range of underwater services, including technological applications in deeper water on a worldwide basis, should enable it to compete effectively in the oilfield exploration and development market. As a result of uncertainty and volatility in oil and gas pricing generally, oil and gas exploration and development expenditures fluctuate from year to year. In particular, budgetary approval for more expensive drilling and production in deeper water or harsh environments, areas in which the Company believes it has a competitive advantage, may be postponed or suspended. In some areas, the ability of the Company to obtain contracts depends upon its ability to charter vessels for use as work platforms. On occasion, the Company will bid jointly with vessel owners for contracts, and it endeavors to develop ongoing relations with various vessel owners.

     The worldwide inspection market consists of a wide range of inspection and certification requirements in many industries. Solus Schall competes in only selected portions of this market. The Company believes that its broad geographic sales and operational coverage, long history of operations, technical reputation, application of X-ray crawler pipeline radiography and accreditation to international quality standards enable it to compete effectively in its selected inspection services market segments.

     In the North Sea and, to a lesser extent, in other areas, oil and gas companies utilize prequalification procedures that reduce the number of prospective bidders for their projects. In certain countries political considerations tend to favor local contractors.

     Offshore Field Development. The Company believes that it is well positioned to compete in the offshore field development market through its ability to identify and offer optimum solutions, supply equipment, provide capital on a limited basis and utilize the expertise in associated subsea technology and offshore construction and operations gained through its extensive operational experience worldwide. The Company is one of several companies that offer leased MOPS units. Potential competitors include companies having underutilized assets such as drilling rigs and tankers, although access to the capital needed to convert units to MOPS may be a limiting factor.

     Although there are several competitors offering either specialized products or operating in limited geographic areas, the Company believes that it is one of two companies who compete on a worldwide basis for the provision of subsea control umbilical cables.

     Advanced Technologies. The Company believes that its specialized ROV assets and experience in deep water operations give it a competitive advantage in obtaining contracts in water depths greater than 5,000 feet. The number of the Company's competitors is inversely correlated with water depth, due to the advanced technical knowledge and sophisticated equipment required for deep water operations.

     Engineering services is a very broad market with a large number of competitors. The Company competes in specialized areas in which it can combine its extensive program management experience, engineering services and the capability to continue the development of conceptual project designs into the manufacture of prototype equipment.

     The Company also utilizes the administrative structure of the Oilfield Marine Services business to identify opportunities in foreign countries and to provide additional local support for non-oil and gas customers.

     SEASONALITY, BACKLOG AND RESEARCH AND DEVELOPMENT

     A material amount of the Company's revenues is generated by contracts for marine services in the Gulf of Mexico and North Sea, which are usually seasonal from April through November. Revenues in the Offshore Field Development and Advanced Technologies segments are generally not seasonal.

     The amounts of backlog orders believed to be firm for Oilfield Marine Services as of March 31, 1995 and 1994 were $94,000,000 and $69,000,000, respectively. Of these amounts, $39,000,000 and $28,000,000, respectively, were not expected to be performed within the fiscal year following such respective dates. At March 31, 1995 and 1994, the Company had approximately $27,000,000 and $25,000,000, respectively, in backlog for Offshore Field Development, all of which was expected to be completed within the fiscal year following such respective dates. At March 31, 1995 and 1994, the Company had approximately $39,000,000 and $22,000,000, respectively, in backlog for Advanced Technologies. Of these amounts, $12,000,000 and none, respectively, were not expected to be performed within the fiscal year following such respective dates. At March 31, 1995 the Company had approximately $7,000,000 of additional contracted work for Advanced Technologies which is not funded and is substantially dependent upon continued government funding for the nation's space program.

     No material portion of the Company's business is subject to renegotiation of profits or termination of contracts by the United States government.

     The Company's research and development expenditures were approximately $3,600,000, $3,700,000 and $6,500,000 during fiscal 1995, 1994 and 1993, respectively. These amounts do not include, nor is the Company able to determine, the expenditures by others in connection with joint research activities in which the Company participated or expenditures by the Company in connection with research conducted during the course of performing field operations.

     REGULATION

     The Company's operations are subject to various types of governmental regulation. The Company's operations are affected from time to time and in varying degrees by foreign and domestic political developments and foreign, federal and local laws and regulations. In particular, oil and gas production operations and economics are affected by price control, tax, environmental and other laws relating to the petroleum industry, by changes in such laws and by constantly changing administrative regulations. Such developments may directly or indirectly affect the Company's operations and those of its customers.

     Compliance with federal, state and local provisions regulating the discharge of materials into the environment or relating to the protection of the environment has not had a material impact on the Company's capital expenditures, earnings or competitive position.

     In connection with its foreign operations, the Company is required in some countries to obtain licenses or permits in order to bid on contracts or otherwise to conduct business operations. Some foreign countries require that the Company enter into a joint venture or similar business arrangement with local individuals or businesses in order to conduct business.

     While not a formal requirement, Oceaneering's quality management systems are certified to the British Standard BS 5750 Part 2:1987, which is the equivalent of ISO 9002, covering the full range of subsea and topside services offered in the United Kingdom. The quality management systems of both the OIE and Multiflex units of the Subsea Products Group are certified to ISO 9001 for their products and services.

     RISKS AND INSURANCE

     The Company's operations are subject to all the risks normally incident to offshore exploration, development and production, including claims under U.S. maritime laws. These risks could result in damage to or loss of property, suspension of operations and injury to or death of personnel. The Company insures its real and personal property and equipment. The Company's vessels are insured against damage or loss, including war and pollution risks. The Company also carries workers' compensation, maritime employer's liability, general liability, including third party pollution, and other insurance customary in its businesses. All insurance is carried at levels of coverage and deductibles which the Company considers financially prudent. On some contracts, the Company may have certain exposures for loss or damage to the customer's facilities or for unexpected weather delays, which the Company may cover by special insurance when it deems advisable. Due to the very high costs for limited coverage and, in the Company's opinion, limited exposure, the Company does not carry professional liability insurance. In some jurisdictions, legal pleadings in personal injury actions may include a claim for an amount of punitive damages which may not be covered by insurance.
     A significant part of the Company's operations is conducted outside the United States. For the fiscal years ended March 31, 1995, 1994 and 1993, foreign operations accounted for 51%, 61% and 66% of the Company's revenues, respectively.

     Foreign  operations  are  subject  to  additional  political  and  economic uncertainties, including the possibility of repudiation of contracts and confiscation of property, fluctuations in currency exchange rates, limitations on repatriation of earnings and foreign exchange controls. Typically, the Company is able to limit the currency risks by arranging compensation in United States dollars or freely convertible currency and, to the extent possible, limiting acceptance of blocked currency to amounts which match its expense requirements in local currencies.

     Certain of the countries in which the Company operates have enacted exchange controls to regulate foreign currency exchange. Exchange controls in some of the countries in which the Company operates provide for conversion of local currency into foreign currency for payment of debts, equipment rentals, technology transfer, technical assistance and other fees or repatriation of capital. Transfers of profits and dividends can be restricted or limited by exchange controls.

     EMPLOYEES

     As of March 31, 1995, the Company had approximately 1,900 employees. The Company's work force varies seasonally and peaks during the summer months. None of the Company's domestic employees is currently represented by a labor union. Approximately 6% of the Company's employees are represented by unions in foreign countries. The Company considers its relations with its employees to be satisfactory.
     Foreign and Domestic Operations and Export Sales

     The table presenting revenues, profitability and assets attributable to each of Oceaneering's geographic areas for the fiscal years 1995, 1994 and 1993 is incorporated herein by reference from Note 6 of the Notes to Consolidated Financial Statements.

     Item 2.  PROPERTIES.

     See Item 1 - "Business - Description of Business - Oilfield Marine Services, Offshore Field Development and Advanced Technologies" for a description of equipment used in providing the Company's services.

     Oceaneering maintains office, shop and yard facilities in various parts of the world. In these locations, the Company typically leases office facilities to house its administrative and engineering staff, shops equipped for fabrication, testing, repair and maintenance activities and warehouses and yard areas for storage and mobilization of equipment en route to work sites. The largest of such properties is located in Morgan City, Louisiana and consists of 146,500 total square feet, of which 25,300 square feet are covered office and storage space owned by the Company and the remainder is leased. The Company owns and leases property in Singapore of approximately 28,700 square feet, of which 16,200 square feet are owned. The Company leases 31,000 square feet of office space and 42,800 square feet of yard area in Aberdeen, Scotland. Other major leased properties include approximately 24,600 square feet in Dubai, United Arab Emirates, and 37,000 square feet in Port Harcourt, Nigeria. These properties are used primarily by the Oilfield Marine Services business segment of the
     Company. Leased properties utilized primarily by the Offshore Field Development segment consist of 53,500 square feet of workshop and office space in Houston, Texas and manufacturing facilities in Houston, Texas and Edinburgh, Scotland, of 96,000 square feet and 70,000 square feet, respectively. In addition, the Company owns manufacturing facilities in Magnolia, Texas of 65,000 square feet. The Company also leases approximately 116,000 square feet in Upper Marlboro, Maryland, which includes 86,000 square feet of offices and workshops and approximately 50,000 square feet of offices and workshops in Houston, Texas, which are utilized by the Advanced Technologies business segment.

     Item 3.  LEGAL PROCEEDINGS.

     The business of Oceaneering ordinarily results in actions for damages alleging personal injury under the general maritime laws of the United States, including the Jones Act, for alleged negligence. The Company reports actions for personal injury to its insurance carriers and believes that the settlement or disposition of such suits will not have a material effect on its financial position or results of operations. The information set forth under "Commitments and Contingencies - Litigation" in Note 5 of the Notes to Consolidated Financial Statements is incorporated herein by reference.

     Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended March 31, 1995.

     Item 4a.  EXECUTIVE OFFICERS OF THE REGISTRANT.

     Executive  Officers.   The  following is  information with  respect  to the
     executive officers of Oceaneering International, Inc., as of June 1, 1995:

                                                              OFFICER EMPLOYEE
     NAME                    AGE POSITIONS                      SINCE   SINCE

     John R. Huff            49  Chairman of the Board,         1986    1986
                                 President and Chief Executive
                                 Officer

     T. Jay Collins          48  Executive Vice President -     1993    1993
                                 Oilfield Marine Services

     Stephen Helburn         48  Senior Vice President -        1984    1982
                                 Asia

     F. Richard Frisbie      52  Senior Vice President -        1981    1974
                                 Marketing and Technology

     Marvin J. Migura        44  Senior Vice President and      1995    1995
                                 Chief Financial Officer

     George R.               47  Vice President, General        1988    1988
     Haubenreich, Jr.            Counsel and Secretary

     Richard V. Chidlow      51  Controller and Chief           1990    1987
                                 Accounting Officer

     Each executive officer serves at the discretion of the Chief Executive Officer and the Board of Directors and is subject to reelection or reappointment each year after the annual meeting of shareholders.

     Oceaneering does not know of any arrangement or understanding between any of the above persons and any other person or persons pursuant to which he was selected or appointed as an officer.

     Family  Relationships.   There  are  no  family  relationships between  any
     director or executive officer.

     Business Experience. John R. Huff has been a director, President and Chief Executive Officer of the Company since 1986. He was elected Chairman of the Board in August 1990. Prior to joining the Company in August 1986, he served from May 1980 until January 1986 as Chairman and President of Western Oceanic Inc., the offshore drilling subsidiary of The Western Company of North America ("Western Oceanic"). From February 1986 through July 1986, he was Managing Partner of an investment banking group specializing in the energy industry. He is a director of BJ Services Company, Triton Energy Corporation and Production Operators Corp.

     T. Jay Collins, Executive Vice President, joined the Company in October 1993 as Senior Vice President and Chief Financial Officer. In May 1995, he was appointed Executive Vice President of the Company's Oilfield Marine Services business. From 1986 to 1992 he was with Teleco Oilfield Services, Inc., most recently as Executive Vice President of Finance and Administration and previously as Senior Vice President of Operations. Prior to Teleco, he spent twelve years with Sonat, Inc., serving as Senior Vice President of Finance at Sonat Offshore Drilling and President of Houston Systems Manufacturing. His operational experience with Sonat Offshore Drilling includes international management in Venezuela, Singapore, Egypt and Ivory Coast.

     Stephen Helburn, Senior Vice President - Asia, joined the Company in 1982 as General Manager of the Gulf Coast Division and served as Vice
     President  -  Americas  Region  from  1987  to  1990  and  as  Senior  Vice
     President - Worldwide Operations from 1990 to 1995. He has over 20 years of experience in the underwater services industry. From 1972 to 1978, he was an engineer with Chicago Bridge & Iron Industries, Inc., ("CBI"), where he was responsible for a variety of projects including wet welding development research, project management and construction. From 1979 to 1982, he was manager of the underwater welding division of Seacon Services, Inc., the offshore subsidiary of CBI.

     F. Richard Frisbie, Senior Vice President - Marketing and Technology, joined the Company in 1984 when Solus Ocean Systems, Inc., ("SOSI") was acquired. From 1974 to 1984, he held various engineering and management positions with SOSI and its predecessors. Over the past 20 years, he has been responsible for various technical developments in remotely operated underwater vehicle designs and the use of robotics and remotely operated devices for applications in harsh environments, including nuclear power plants. He also has previous experience in the aerospace industry.

     Marvin J. Migura, Senior Vice President and Chief Financial Officer, joined the Company in 1995. From 1987 to 1994, he was employed as Senior Vice President and Chief Financial Officer with Zapata Corporation, a diversified energy services company. From 1975 to 1987 he held various financial positions with Zapata Corporation.

     George R. Haubenreich, Jr. joined the Company in June 1988 as Vice President, General Counsel and Secretary. From 1979 until joining the Company, he held various legal positions with The Coastal Corporation, a diversified energy company, his last being Senior Staff Counsel. From 1974 until 1979, he was an attorney with Exxon Company, U.S.A.

     Richard V. Chidlow joined the Company in January 1987 as Controller for the Americas Region. From September 1988 until May 1990, he was Controller for the Europe, Africa and Asia group in Aberdeen, and was appointed Controller and Chief Accounting Officer in June 1990. From 1975 until joining the Company he held various positions with Western Oceanic, his last being Manager of Accounting.


                                       PART II

     Item 5.   MARKET   FOR  THE   REGISTRANT'S   COMMON  EQUITY   AND   RELATED
               SHAREHOLDER MATTERS.

     Oceaneering's Common Stock is listed on the New York Stock Exchange (symbol
     OII). The following table sets forth, for the fiscal periods indicated, the high and low closing sales prices for Oceaneering's Common Stock as reported on the New York Stock Exchange (consolidated transaction reporting system):

                                Fiscal 1995         Fiscal 1994

                               High      Low       High      Low
      For the quarter ended:

        June 30              $14-1/4   $11       $16       $12-3/4
        September 30          14-1/8    12-1/4    17-1/8    13-1/2
        December 31           13-1/8     9-3/4    18        12-1/8
        March 31              10-5/8     7-7/8    14-1/2    12-1/8

     On June 1, 1995, Oceaneering had 804 holders of record of its Common Stock,
     par value $0.25.    On that date, the closing sales price of the shares, as
     quoted on the New York Stock Exchange, was $9-5/8.

     Oceaneering  has made no  Common Stock dividend  payments since 1977.   Its
     present bank credit agreement restricts aggregate dividends to 50% of cumulative net earnings from December 31, 1994.

     Item 6.  SELECTED FINANCIAL DATA.

     Results of Operations:

                                            Fiscal Years Ended March 31,

                                 1995      1994       1993      1992      1991
                                           (in thousands, except per share
                                                      figures)

      Revenues               $239,936  $229,760   $215,603  $193,582  $168,928

      Cost of services        190,772   177,199    157,048   143,117   120,775

      Gross margin             49,164    52,561     58,555    50,465    48,153
      Selling, general and
      administrative
      expenses                 36,410    31,631     32,903    30,239    29,683

      Income from
      operations             $ 12,754  $ 20,930   $ 25,652  $ 20,226   $18,470

      Net income
      applicable to
      common stock           $  5,496  $ 14,931   $ 19,401  $ 16,115   $16,870

      Net income per
      common share
      equivalent                 0.23      0.62       0.82      0.68      0.72

      Depreciation and
      amortization             16,232    12,196     11,528     8,013     7,731

      Capital expenditures     32,057    36,730     11,996    35,312    21,310


     Other Financial Data:
                                                As of March 31,
                                 1995      1994       1993      1992      1991
                                          (in thousands, except ratios)
      Working capital
      ratio                      1.44      1.74       1.92      1.65      2.26

      Cash and cash
      equivalents             $12,865  $ 26,486   $ 33,973  $ 23,281  $ 18,364

      Working capital          23,106    34,425     42,492    28,556    42,406

      Total assets            187,752   171,993    154,524   144,905   120,670

      Short-term debt             118       124         96     2,065     1,243

      Long-term debt            9,472       171        235     2,311     3,184

      Total debt                9,590       295        331     4,376     4,427

      Shareholders' equity    115,140   113,353     98,331    86,622    70,111


   Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

   Liquidity and Capital Resources

   At March 31, 1995, the Company had working capital of $23,100,000, including $11,400,000 of unrestricted cash. Additionally, as of April 12, 1995 the Company had $65,600,000 available for borrowings under its new $75,000,000 credit facility and $12,600,000 was unused under its uncommitted line of credit. See Note 3 of the Notes to Consolidated Financial Statements. The Company expects to meet its ongoing annual cash requirements out of operating cash flow; if significant investment opportunities arise, the Company may use external financing. Current maturities under capital lease obligations are not material and none of the $9,400,000 of long-term bank debt is required to be repaid prior to fiscal 1999.

   While liquidity and capital resources are considered adequate, the Company's working capital has declined over the last two years. A higher level of capital expenditures, including business acquisitions, during a period of lower cash flows from operations contributed to the decline. The $23,100,000 of working capital at March 31, 1995 compared to $34,400,000 and $42,500,000 as of March 31, 1994 and 1993, respectively. Likewise, the working capital ratio of 1.44 at March 31, 1995 was lower than the ratio of
   1.74 and 1.92 at the end of fiscal years 1994 and 1993, respectively.

   Capital expenditures for the fiscal years ended March 31, 1995, 1994 and 1993 were $32,100,000, $36,700,000 and $12,000,000, respectively. Capital expenditures for fiscal 1995 consisted of the purchase and upgrade of a dynamically positioned offshore support vessel, acquisition of the remainder of the capital stock of a jointly owned company which owned an offshore support vessel, upgrades to ROVs and the acquisition of environmental services equipment. Capital expenditures for fiscal 1994 include the acquisition costs of the ILC, OIE and Multiflex businesses, additions and upgrades to the Company's fleet of ROVs and improvements to the FPSO. Capital expenditures for fiscal 1993 consisted primarily of upgrades to the Company's fleet of ROVs, including the addition of two new large ROV systems. There were no material commitments for capital expenditures at the close of fiscal 1995.

   During fiscal 1995 the Company completed the purchase of 1,000,000 shares of its stock pursuant to a plan approved in June 1994. After re-issue of shares to meet the Company's regular obligations to the Oceaneering Retirement Investment Plan and to satisfy share option exercises there was a balance of 977,363 shares of treasury stock remaining at March 31, 1995. The purchases were financed primarily by bank borrowings.

   The primary industry that the Company serves, oil and gas, is a cyclical industry and remains volatile, resulting in potentially large fluctuations in demand for the Company's primary services, which could result in significant changes in the Company's revenues and profits. Although the oil and gas industry continues to be the Company's principal market, the Company also performs services for the United States and foreign governments, and the telecommunications, aerospace, insurance and environmental remediation industries. The Company is continually seeking opportunities for business combinations to improve its market position or expand into related service lines.

   The Company operates primarily as a subcontracting services company under short-term day-rate contracts. However, the Company owns certain specialized capital assets, in particular the FPSO, which if not fully utilized  could have  a negative  effect on  cash  resources as  a result  of continuing fixed operating costs and reduced revenues. The FPSO is currently operating profitably offshore Angola under a contract which has been extended for a second year expiring in January 1996.

   Because of its significant foreign operations, the Company is exposed to currency fluctuations and exchange risks. Oceaneering minimizes these risks primarily through matching, to the extent possible, revenues and expenses in the various currencies in which it operates. Cumulative translation adjustments as of March 31, 1995, relate primarily to the Company's permanent investment in and loans to its United Kingdom subsidiary. See
   Item 1 - "Business - Description of Business - Risks and Insurance." Inflation has not had a material effect on the Company in the past two years and no such effect is expected in the near future.

   Results of Operations

   Revenues for fiscal 1995 were $239,936,000 as compared to $229,760,000 and $215,603,000 for fiscal 1994 and 1993, respectively. Gross margin was 20% for fiscal 1995, compared with 23% and 27% for fiscal 1994 and 1993, respectively. Net income in fiscal 1995, 1994 and 1993 was $5,496,000, $14,931,000 and $19,401,000, respectively.

   Information on the Company's business segments is shown in Note 6 of the Notes to Consolidated Financial Statements.

   Oilfield Marine Services. Historically, a major part of the Company's revenues, operating income and cash flow had been generated by the oilfield marine services segment of its business. In fiscal 1995, however, revenues for this segment continued to decline and the operations resulted in a loss for the year. Operating cash flow for fiscal 1995 from oilfield marine services remained positive and the Company increased its capital spending during the year with the intent of enhancing future operating results. The segment's capital expenditures consisted primarily of the acquisition and upgrade of a dynamically positioned offshore support vessel. Capital expenditure requirements are related mainly to replacement and upgrade of its existing equipment and for equipment purchased to service specific contracts, although the Company does add selected assets in existing service lines as opportunities arise. The table below sets out revenues and profitability for this segment for fiscal 1995, 1994 and 1993.


                                    For the Years Ended March 31,
                                    1995         1994         1993
                                  (in thousands, except percentages)

      Revenues                  $106,294     $122,625     $144,790
      Gross Margins               19,872       31,355       38,021
      Gross Margin %                 19%          26%          26%

      Operating Margins           (2,485)       9,194       16,012
      Operating Margin %              (2)%         7%          11%

   Revenues and margins declined in fiscal 1995 compared to fiscal 1994 as a result of reduced demand principally in the North Sea and West Africa operating areas. In addition, gross margins were negatively impacted in fiscal 1995 by an unfavorable arbitration ruling relating to a contract executed in fiscal 1991 and difficulties experienced in collection of the amounts due under a foreign contract.

   Revenues  and margins for  fiscal 1994 decreased  from fiscal 1993 reflecting
   reduced demand in all major operating areas.   Lower oil prices and resulting
   oil company project delays contributed to this decline.

   Gross margin percentage in West Africa during fiscal 1994 was lower than for fiscal 1993 reflecting increased competitive pressures. This decline was offset by improved performance from ROV operations and total gross margin percentage for this segment for fiscal 1994 was maintained at the same percentage level as the prior year.

   Offshore Field  Development.   This segment  includes FPSO  operations, other
   MOPS related work for customers requiring engineering, design and project management services and subsea products.

   The table below sets out revenues and profitability for this segment for fiscal 1995, 1994 and 1993.

                                    For the Years Ended March 31,
                                    1995         1994         1993
                                  (in thousands, except percentages)

      Revenues                   $62,918      $37,121      $17,580
      Gross Margins               13,726        4,432        6,326
      Gross Margin %                 22%          12%          36%

      Operating Margins            6,676        1,191        3,031
      Operating Margin %             11%           3%          17%

   Revenue and gross margins for the Offshore Field Development segment for fiscal 1995 were higher than for fiscal 1994 as a result of the contribution of Multiflex which was acquired in March 1994, increased activity in the OIE division and a full year of profitable FPSO operations. The FPSO contract was extended for a second year expiring in January 1996.

   Revenue and gross margins for the Offshore Field Development segment for fiscal 1994 were negatively impacted by the operations of the FPSO which was contracted on a month to month basis for the first two quarters at rates which were sufficient only to cover cash expenses. From the fourth quarter of fiscal 1994 the FPSO operated under a contract providing substantially higher rates than its previous contract. MOPS revenues and margins for fiscal 1994 were favorably impacted by a large project which the Company completed in the North Sea; the Company did not have any similar contracts in fiscal 1995.

   Results for the FPSO for fiscal 1993 reflect the terms of the original contract up to the date of termination on December 10, 1992; the FPSO continued to operate under another contract at a substantially reduced rate that generated lower revenues, margins and profits for the remainder of the fiscal year. Revenues from the FPSO for fiscal 1995, 1994 and 1993 were $16,685,000, $10,405,000 and $11,649,000, respectively. Gross margins from the FPSO  for fiscal  1995,  1994 and  1993 were  $8,717,000, $2,074,000  and
   $5,291,000, respectively. For any period of time that the FPSO is not contracted or contracted at reduced rates, there will be a negative impact on the Company's revenues, margins and earnings.

   Expansion of this business will require access to additional assets suitable for MOPS applications which may be accomplished by outright purchase, leasing or other financing arrangement. The Company expects to continue to invest in other MOPS assets as profitable opportunities arise. Funds for such investments are available from cash flows from operations, existing cash or credit facilities.

   Advanced Technologies. The table below sets out revenues and profitability for this segment for fiscal 1995, 1994 and 1993.

                                    For the Years Ended March 31,
                                    1995         1994         1993
                                  (in thousands, except percentages)

      Revenues                   $70,724      $70,014      $53,233
      Gross Margins               15,566       16,774       14,208
      Gross Margin %                 22%          24%          27%

      Operating Margins            8,563       10,545        6,609
      Operating Margin %             12%          15%          12%

   Revenues for fiscal 1995  were at the same  level as for fiscal 1994.   Gross
   margins decreased as a result of lower demand for engineering services and costs associated with entry into the environmental services business.

   Revenues for fiscal 1994 improved over fiscal 1993 primarily as a result of the contribution from the ILC acquisition which was finalized in May 1993. Demand for ROV services from non-oilfield customers remained firm in fiscal 1994 compared to fiscal 1993; revenues in other areas were at or below the prior year.

   Gross margins for this segment decreased to 24% in fiscal 1994 from 27% in fiscal 1993. Increased revenues generated by the ILC acquisition were at lower margins primarily due to the higher level of subcontract work in certain contracts. This was partially offset by higher margins earned on engineering work in fiscal 1994 compared with the prior year.

   Other. Selling, general and administrative expenses were $36,410,000 in fiscal 1995 compared to $31,631,000 in fiscal 1994 and $32,903,000 in fiscal 1993. Fiscal 1995 reflects the addition of the Multiflex operations and includes $500,000 of nonrecurring cost related to the consolidation of operational bases in Scotland. Fiscal 1993 includes $1,200,000 of nonrecurring costs incurred in connection with the acquisition of Eastport.

   The Company's effective tax rate increased during fiscal 1995 compared to fiscal 1994 as a result of an increase in the amount of pre-tax income subject to taxing jurisdictions with higher effective tax rates, primarily the United States, and losses in fiscal 1995 in areas, primarily the North Sea, where the Company derives no tax benefit as it already has net operating loss carryforwards.


   Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

   In this report, the consolidated financial statements and supplementary data of the Company appear in Part IV, Item 14 and are hereby incorporated by reference. See Index to Financial Statements and Schedules.

   Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
   None.

                                       PART III

   Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

   The information with respect to the directors and nominees for election to the Board of Directors of Oceaneering International, Inc., is incorporated by reference from Oceaneering International, Inc.'s definitive proxy statement to be filed on or before July 31, 1995, pursuant to Regulation 14A under the Securities Exchange Act of 1934. The information with respect to the executive officers of Oceaneering International, Inc., is provided under
   Item 4a of Part I of this Annual Report on Form 10-K.

   Item 11.  EXECUTIVE COMPENSATION.

   The information required by Item 11 is incorporated by reference from the proxy statement described in Item 10 above.

   Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

   The information required by Item 12 is incorporated by reference from the proxy statement described in Item 10 above.

   Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

   The information required by Item 13 is incorporated by reference from the proxy statement described in Item 10 above.


                                        PART IV

   Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a)       Documents filed as part of this report.

               1.   Financial Statements.
                    (i)   Report of Independent Public Accountants
                    (ii)  Consolidated Balance Sheets
                    (iii) Consolidated Statements of Income
                    (iv)  Consolidated Statements of Cash Flows
                    (v)   Consolidated Statements of Shareholders' Equity
                    (vi)  Notes to Consolidated Financial Statements

               2.   Exhibits:

                                             Registration
                                             or File   Form or           Exhibit
   Exhibit                                   Number    Report   Date      Number

     3      Articles of Incorporation
            and By-laws
     *3.01  Certificate of Incorporation,
            as amended                       0-8418    10-K    March 1988   3(a)
     *3.02  By-laws, as amended              0-8418    10-K    March 1987   3(b)
     *3.03  Amendment to Certificate
            of Incorporation                 33-36872  S-8     Sept. 1990   4(b)
     *3.04  Amendment to By-laws             0-8418    10-K    March 1991   3(d)
     *3.05  Amendment to By-laws             1-10945   8-K     Nov. 1992    2
     4      Instruments defining the rights
            of security holders, including
            indentures
     *4.01  Specimen of Common Stock
            Certificate                      1-10945   10-K    March 1993   4(a)
     *4.02  Interest Rate and Currency
            Exchange Agreement dated
            July 29, 1991                    0-8418    10-Q    Sept. 1991   4(a)
     *4.03  Shareholder Rights Agreement
            dated November 20, 1992          1-10945   8-K     Nov. 1992    1
      4.04  Bank Credit Agreement dated               April 12, 1995
    10      Material contracts
    *10.01  1981 Incentive Stock Option
            Plan, as amended                 2-80506   S-8     Sept. 1987  28(e)
    *10.02  Oceaneering Retirement
            Investment Plan, as amended      2-77451   S-8     Oct. 1985    4(f)
    *10.03  Employment Agreement dated
            August 15, 1986 between
            John R. Huff and Registrant      0-8418    10-K    March 1987  10(l)
    *10.04  1987 Incentive and Non-
            Qualified Stock Option Plan      33-16469  S-1     Sept. 1987  10(o)
    *10.05  Oceaneering International, Inc.
            Special Incentive Plan           33-16469  S-1     Sept. 1987  10(n)
    *10.06  Senior Executive Severance
            Plan, as amended                 0-8418    10-K    March 1989  10(k)
    *10.07  Supplemental Senior Executive
            Severance Agreements, as
            amended                          0-8418    10-K    March 1989  10(l)
     10.08  Oceaneering International, Inc.
            Executive Retirement Plan,
            as amended
    *10.09  Share Purchase Agreement
            related to the purchase of
            Sonsub Limited                   0-8418    8-K     Jan. 1990    2
    *10.10  1990 Long-Term Incentive Plan    33-36872  S-8     Sept. 1990   4(f)
    *10.11  1990 Nonemployee Directors
            Stock Option Plan                33-36872  S-8     Sept. 1990   4(g)
    *10.12  Indemnification Agreement
            between Registrant and its
            Directors                        0-8418    10-Q    Sept. 1991  10(a)
    *10.13  1991 Executive Incentive
            Agreements                       0-8418    10-K    March 1992  10(p)
     10.14  Restricted Stock Award
            Agreement
    *10.15  Restricted Stock Award           1-10945   10-K    March 1994  10(q)
            Incentive Agreements
     10.16  Bank Uncommitted Credit Line
            Agreement dated March 31, 1995
     10.17  1995 Bonus Award Plan
    21      Subsidiaries of the Registrant
    23      Consent of Independent Public
            Accountants
    24      Powers of Attorney
    27      Financial Data Schedule

   * Indicates exhibit previously filed with the Securities and Exchange Commission as indicated and incorporated herein by reference.

     (b)    Reports on Form 8-K.

            The registrant filed no reports on Form 8-K during the last quarter of the period covered by this report.



                                      SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        OCEANEERING INTERNATIONAL, INC.



     Date:  June 21, 1995               By: //s//JOHN R. HUFF
                                        John R. Huff
                                        President and Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature              Title                                  Date


   //s// JOHN R. HUFF       President, Principal                   June 21, 1995
   John R. Huff             Executive Officer, Director


   //s// MARVIN J. MIGURA   Senior Vice President,                 June 21, 1995
   Marvin J. Migura         Principal Financial Officer



   //s// RICHARD V. CHIDLOW Controller, Principal                  June 21, 1995
   Richard V. Chidlow       Accounting Officer


   GORDON M. ANDERSON*      Director
   CHARLES B. EVANS*        Director
   DAVID S. HOOKER*         Director
   D. MICHAEL HUGHES*       Director



   *By: //s// GEORGE R. HAUBENREICH, JR.                           June 21, 1995
        George R. Haubenreich, Jr.
        Attorney-in-Fact







                   OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
                     INDEX TO FINANCIAL STATEMENTS AND SCHEDULES


     Index to Financial Statements

     Report of Independent Public Accountants

     Consolidated Balance Sheets

     Consolidated Statements of Income

     Consolidated Statements of Cash Flows

     Consolidated Statements of Shareholders' Equity

     Notes to Consolidated Financial Statements

     Selected Quarterly Financial Data


     Index to Schedules

     Schedules have been omitted because of the absence of the condition under which they are required or because the required information is included in the financial statements or related footnotes thereto.


                       REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

     To Oceaneering International, Inc.:

     We have audited the accompanying consolidated balance sheets of Oceaneering International, Inc. (a Delaware corporation) and subsidiaries as of March 31, 1995 and 1994, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended March 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oceaneering International, Inc. and subsidiaries as of March 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1995 in conformity with generally accepted accounting principles.



     ARTHUR ANDERSEN LLP


     Houston, Texas
     May 18, 1995



                   OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES

                            CONSOLIDATED BALANCE SHEETS
                                   (in thousands)

                                       ASSETS


                                              March 31, 1995   March 31, 1994

      CURRENT ASSETS:

         Cash and cash equivalents                 $  12,865       $  26,486
         Accounts receivable, net of
         allowances for doubtful accounts
         of $1,238 and $1,023                         58,360          51,563

         Prepaid expenses and other                    4,613           2,764

            Total current assets                      75,838          80,813

      PROPERTY AND EQUIPMENT, at cost:

         Marine services equipment                   175,528         136,799
         Mobile offshore production equipment         24,694          24,464
         Other                                        28,648          25,658

                                                     228,870         186,921
         Less accumulated depreciation               134,515         114,153

            Net property and equipment                94,355          72,768

      INVESTMENTS AND OTHER ASSETS:

         Goodwill, net of amortization of
         $1,546 and $576                              13,051          14,021

         Other                                         4,508           4,391

      TOTAL ASSETS                                  $187,752        $171,993


                    See Notes to Consolidated Financial Statements



                   OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS
                          (in thousands, except share data)

                         LIABILITIES AND SHAREHOLDERS' EQUITY


                                             March 31, 1995   March 31, 1994

      CURRENT LIABILITIES:

          Accounts payable                         $ 15,110        $ 13,773
          Accrued liabilities                        29,870          25,808
          Income taxes payable                        7,634           6,683
          Current portion of long-term debt             118             124

             Total current liabilities               52,732          46,388

      LONG-TERM DEBT                                  9,472             171

      OTHER LONG-TERM LIABILITIES                     9,507          10,912

      MINORITY INTERESTS                                901           1,169

      COMMITMENTS AND CONTINGENCIES

      SHAREHOLDERS' EQUITY:
          Common Stock, par value $0.25;
             90,000,000 shares authorized;
             24,017,046 and 23,995,796
             shares issued                            6,004           5,999
          Additional paid-in capital                 80,800          80,062
          Treasury stock, 977,363 shares at cost     (8,596)             --
          Retained Earnings                          44,199          38,703
          Cumulative translation adjustments         (7,267)        (11,411)

             Total shareholders' equity             115,140         113,353

      TOTAL LIABILITIES AND SHAREHOLDERS'
      EQUITY                                       $187,752        $171,993

                    See Notes to Consolidated Financial Statements



            OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except share data)

                                     For the Years Ended March 31,

                                         1995      1994     1993

      REVENUES                       $239,936  $229,760   $215,603
      COST OF SERVICES                190,772   177,199    157,048
      SELLING, GENERAL AND
      ADMINISTRATIVE EXPENSES          36,410    31,631     32,903

         Income from operations        12,754    20,930     25,652

      INTEREST INCOME                     547       831      1,104
      INTEREST EXPENSE                   (695)     (951)    (1,353)
      OTHER INCOME (EXPENSE), NET        (383)       48        (21)
      MINORITY INTERESTS                  287       (99)      (225)

         Income before income taxes    12,510    20,759     25,157

      PROVISION FOR INCOME TAXES       (7,014)   (5,828)    (5,756)

      NET INCOME                      $ 5,496  $ 14,931   $ 19,401


      NET INCOME PER COMMON SHARE
      EQUIVALEN                       $  0.23   $  0.62    $  0.82

                    See Notes to Consolidated Financial Statements



                   OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (in thousands)

                                                       For the Years Ended
                                                            March 31,
                                                    1995     1994     1993

        CASH FLOWS FROM OPERATING ACTIVITIES:
            Net income                             $ 5,496  $14,931 $19,401
            Adjustments to reconcile net income to
            net cash provided by operating
            activities:
                Depreciation and amortization       16,232   12,196  11,528
                Currency translation adjustments
                and other                            1,221     (174) (2,463)
                Decrease (increase) in accounts
                receivable                          (6,797)   2,601  (4,696)
                Decrease (increase) in prepaid
                expenses and other current assets   (1,849)   2,433  (1,034)
                Decrease (increase) in other assets (1,986)     (41)    161
                Increase (decrease) in accounts
                payable                              1,331   (4,048)  4,176
                Increase (decrease) in accrued
                liabilities                          4,062   (1,840) (1,116)
                Increase in income taxes payable       951      265   1,628
                Increase (decrease) in other long-
                term liabilities                    (1,673)   1,564  (2,500)

            Total adjustments to net income         11,492   12,956   5,684

        NET CASH PROVIDED BY OPERATING ACTIVITIES   16,988   27,887  25,085

        CASH FLOWS FROM INVESTING ACTIVITIES:
            Purchases of property and equipment    (32,057) (15,394)(11,996)
            Business acquisitions, net of cash
            acquired                                    --  (21,336)     --
            Other investing activities                  --      528     244

        NET CASH USED IN INVESTING ACTIVITIES      (32,057) (36,202)(11,752)

        CASH FLOWS FROM FINANCING ACTIVITIES:
            Proceeds from long-term bank
            borrowings                               9,400       --      --
            Payments on revolving
            note payable                                --       --  (1,314)
            Payments on long-term debt                 (99)     (96) (2,731)
            Proceeds from issuance of common stock     743      924   1,404
            Purchases of treasury stock             (8,596)      --      --

        NET CASH PROVIDED BY (USED IN) FINANCING
        ACTIVITIES                                   1,448      828  (2,641)
        NET INCREASE (DECREASE) IN CASH AND CASH
        EQUIVALENTS                                (13,621)  (7,487) 10,692
        CASH AND CASH EQUIVALENTS - BEGINNING OF
        YEAR                                        26,486   33,973  23,281
        CASH AND CASH EQUIVALENTS - END OF YEAR    $12,865  $26,486 $33,973

                    See Notes to Consolidated Financial Statements


                                              OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                              For the Years Ended March 31, 1995, 1994 and 1993

                                                                  (in thousands)

                                                          Additional                               Cumulative
                                  Common Stock Issued       Paid-in       Treasury     Retained      Translation
                                  Shares        Amount      Capital       Stock        Earnings      Adjustment     Total

Balance, March 31, 1992           23,335      $ 5,834       $77,343           --       $ 4,237        $  (792)     $86,622

Net Income                            --           --            --           --        19,401             --       19,401
Pooling adjustment                    --           --            --           --           134             --          134
Translation adjustments               --           --            --           --            --         (9,463)      (9,463)
Stock options and warrants
exercised                            238           59         1,345           --            --             --        1,404
Tax benefit from exercise of
options                               --           --           233           --            --             --          233

Balance, March 31, 1993           23,573        5,893        78,921           --        23,772        (10,255)      98,331

Net Income                            --           --            --           --        14,931             --       14,931
Translation adjustments               --           --            --           --            --         (1,156)      (1,156)
Stock options exercised               84           21           519           --            --             --          540
Restricted Stock issued              339           85           299           --            --             --          384
Tax benefit from exercise of
options                               --           --           323           --            --             --          323

Balance, March 31, 1994           23,996        5,999        80,062           --        38,703        (11,411)     113,353

Net Income                            --           --            --           --         5,496             --        5,496
Translation adjustments               --           --            --           --            --          4,144        4,144
Stock options exercised               21            5           104           --            --             --          109
Restricted Stock plan
compensation expense                  --           --           634           --            --             --          634
Treasury stock purchase of
977 shares at cost                    --           --            --       (8,596)           --             --       (8,596)

Balance, March 31, 1995           24,017      $ 6,004       $80,800      $(8,596)      $44,199        $(7,267)    $115,140

                                                  See Notes to Consolidated Financial Statements


                                OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     1.   SUMMARY OF MAJOR ACCOUNTING POLICIES

          Principles of Consolidation

     The consolidated financial statements include the accounts of Oceaneering International, Inc., (the "Company") and its 50% or more owned and controlled subsidiaries. The Company accounts for its investments in unconsolidated affiliated companies under the equity method. All significant intercompany accounts and transactions have been eliminated.

     In August 1992, the Company exchanged 807,501 shares of its Common Stock for all of the outstanding shares of Eastport International, Inc., ("Eastport") in a transaction accounted for as a pooling of interests. Eastport was a designer, developer and operator of advanced robotic systems and Remotely Operated Vehicles ("ROVs") specializing in the non-oilfield market.

     In May 1993, the Company purchased the business and assets of the Space Systems Division of ILC Dover, Inc. ("ILC"). ILC designs, develops and fabricates spacecraft hardware and high temperature insulation products. In July 1993, the Company purchased Oil Industry Engineering, Inc., a designer and fabricator of subsea control systems and in March 1994, the Company purchased the operating subsidiaries of Multiflex International Inc., a manufacturer of subsea control umbilical cables. Total cost of the three acquisitions was $21,336,000 cash. The acquisitions were accounted for under the purchase method and the operating results of the businesses acquired are included in the consolidated financial statements of the Company from the respective dates of acquisition. The costs of acquisition have been allocated on the basis of the estimated fair value of the assets acquired and liabilities assumed. This allocation resulted in goodwill of approximately $14,000,000. Had these acquisitions taken place at the beginning of fiscal 1993, unaudited pro forma revenues, net income, and net income per common share equivalent of the Company for fiscal 1994 and 1993 would have been $259,282,000, $15,400,000 and $0.64, and $256,465,000,
     $19,626,000 and $0.83, respectively. The pro forma information has been prepared for comparative purposes only and is not necessarily indicative of the operating results that would have occurred had the acquisitions taken place at the beginning of fiscal 1993 nor are they necessarily representative of operating results which may occur in the future.

          Cash and Cash Equivalents

     Cash and cash equivalents include demand deposits and highly liquid investments with original maturities of three months or fewer from the date of the investment. Approximately $1,500,000 and $1,300,000 of the Company's cash at March 31, 1995 and 1994, respectively, was restricted and is deposited as security in interest bearing accounts in connection with legal proceedings.

          Depreciation and Amortization

     The Company provides for depreciation of Property and Equipment primarily on the straight-line method over estimated useful lives of 3 to 12 years for marine services equipment, 10 years for mobile offshore production equipment and 3 to 25 years for buildings, improvements and other equipment.

     The costs of repair and maintenance of Property and Equipment are charged to operations as incurred, while the costs of improvements are capitalized. Upon the disposition of property and equipment, the related cost and accumulated depreciation accounts are relieved and the resulting gain or loss is included in other income (expense).

     Goodwill arising from business acquisitions is amortized on the straight-line method over 15 years.

          Revenue Recognition

     Substantially all of the Company's revenue is derived from billings under contracts that provide for specific time, material and equipment charges, which are accrued daily and billed monthly. Significant lump-sum contracts are accounted for using the percentage-of-completion method. Revenues on contracts with a substantial element of research and development are recognized to the extent of cost until such time as the probable final profitability can be determined. Anticipated losses on contracts, if any, are recorded in the period that such losses are first determinable.

          Income Taxes

     Effective fiscal 1994, the Company adopted Financial Accounting Standards Board standard number ("SFAS") 109, "Accounting for Income Taxes", which supersedes SFAS 96. The cumulative impact of the adoption of this standard was not material.

          Foreign Currency Translation

     All balance sheet asset and liability accounts of foreign subsidiaries are translated into U.S. dollars at the rate of exchange in effect at the balance sheet date. All income statement accounts are translated at average exchange rates during the year. Adjustments arising from these translations are accumulated in a separate account within Shareholders' Equity.

          Net Income Per Common Share Equivalent

     Net income per common share equivalent has been computed on the basis of the weighted average number of shares of Common Stock and Common Share Equivalents outstanding in each fiscal year (24,047,000, 24,069,000 and 23,788,000 in 1995, 1994 and 1993, respectively).

          Other Long-Term Liabilities

     Other long-term liabilities include $6,566,000 and $7,289,000 at March 31, 1995 and 1994, respectively, for self-insurance reserves not expected to be paid out in the following fiscal year and $2,441,000 and $2,623,000, respectively, for deferred income taxes.

          Reclassifications

     Certain amounts from prior years have been reclassified to conform with the current year presentation.

     2.   INCOME TAXES

     The Company and its domestic subsidiaries, including acquired companies from the respective dates of acquisition, file a consolidated federal income tax return. The Company conducts its operations in a number of foreign locations which have varying codes and regulations with regard to income and other taxes, some of which are subject to interpretation. Foreign income taxes are provided at the appropriate tax rates in accordance with the Company's interpretation of the respective tax regulations after review and consultation with its internal tax department, tax consultants and, in some cases, legal counsel in the various foreign locations. Management believes that adequate provisions have been made for all taxes which will ultimately be payable.

     Deferred  income  taxes  are  provided  for  temporary differences  in  the recognition of income and expenses for financial and tax reporting purposes. The Company's policy is to provide for deferred U.S. income taxes on unrepatriated foreign income only to the extent such income is not to be invested indefinitely in the related foreign entity.

     The provision for income taxes for the year ended March 31, 1995, includes a provision for U.S. federal and state income taxes of $5,080,000 and foreign taxes of  $1,934,000.  The provision for income  taxes for the year ended March 31, 1994, included a provision for U.S. federal and state income taxes of $3,120,000 and foreign taxes of $2,708,000. The provision for income taxes for the year ended March 31, 1993, included a provision for U.S. federal and state income taxes of $2,248,000 and foreign taxes of $3,508,000. As of March 31, 1995, the Company had loss carryforwards of approximately $18,000,000 which are available to reduce future United Kingdom Corporation Tax which would otherwise be payable.

     The provision for income taxes for the year ended March 31, 1995, consists of $9,021,000 for current taxes less a $2,007,000 change in net deferred taxes. The provisions for the years ended March 31, 1994 and 1993 consisted primarily of current taxes.

     Cash taxes paid were $8,070,000, $5,785,000 and $4,949,000 for the fiscal years ended March 31, 1995, 1994 and 1993, respectively.
     As of March 31, 1995, the Company's worldwide deferred tax assets and liabilities and related valuation reserves were as follows:

                                               March 31,
                                             1995      1994
                                             (in thousands)

     Gross deferred tax assets             $10,807   $10,774
     Valuation allowance                    (7,002)   (8,794)
          Net deferred tax assets           $3,805    $1,980

          Deferred tax liabilities          $2,441    $2,623


     The Company's deferred tax assets consist primarily of net operating loss carryforwards ("NOLs") in its United Kingdom subsidiary; these NOLs have no expiration date. Deferred tax liabilities consist primarily of depreciation and amortization.

     The Company has established a valuation allowance for deferred tax assets after taking into account factors that are likely to affect the Company's ability to utilize the tax assets. In particular, the Company conducts its business through several foreign subsidiaries and, although the Company expects its consolidated operations to be profitable, there is no assurance that profits will be earned in entities or jurisdictions which have NOLs available. Since April 1, 1994, changes in the valuation allowance primarily relate to the expected utilization of foreign NOLs and realization of foreign tax credits.

     Income taxes, computed by applying the federal statutory income tax rate to income before income taxes and minority interests, are reconciled to the actual provisions for income taxes as follows:

                                                     For the Years Ended
                                                          March 31,
                                                  1995      1994     1993
                                                        (in thousands)

     Computed U.S. statutory expense             $ 4,278   $ 7,300  $ 8,630
     Utilization of foreign
     NOL carryforwards                                --        --   (3,166)
     Change in valuation allowances                  333    (1,723)      --
     Withholding taxes and foreign
     earnings taxed at rates different
     from U.S. statutory rates and other, net      2,403       251      292

     Total provision for income taxes            $ 7,014   $ 5,828  $ 5,756


     3.   DEBT

     Long-term debt:                               March 31,
                                                1995      1994
                                                (in thousands)

     Bank debt                                 $9,400    $   --
     Capital lease obligations                    190       295
     Less: Current portion                       (118)     (124)
     Total long-term debt                      $9,472    $  171


                                  Maturity Schedule
                                    (in thousands)

                          Fiscal Year
                              1996                 $   118
                              1997                      72
                              1998                      --
                              1999                   4,700
                              2000                   4,700



          Credit Agreement

     On April 12, 1995 the Company and a group of banks signed a new credit agreement in the amount of $75,000,000 (the "Credit Agreement"). Existing short-term bank borrowings of $9,400,000 were subsequently refinanced under the Credit Agreement at an interest rate of 6.75% per annum. Consequently, $65,600,000 of the $75,000,000 was available at that date. There is a commitment fee of .225% per annum on the unused portion of the Credit Agreement.

     Under the Credit Agreement, the Company has the option to borrow dollars through Euro-Dollar loans at the London Interbank Offered Rate ("LIBOR") plus 5/8%, certificate of deposit loans at the reserve adjusted certificate of deposit rate plus 3/4%, or base rate loans at the agent bank's prime rate. The agreement contains certain restrictive covenants relative to consolidated debt, tangible net worth and fixed charge coverage. Loans under the agreement are unsecured. Under the agreement, dividends may not exceed 50% of cumulative consolidated net income from December 31, 1994.

     The Company has an uncommitted credit agreement dated March 31, 1995 with a bank in the amount of $20,000,000 for use for borrowings and letters of credit (the "Uncommitted Line"). As of March 31, 1995, the Company had approximately $7,400,000 in letters of credit outstanding issued through credit lines available under a prior loan agreement. These were included within the Uncommitted Line on April 12, 1995, and the prior agreement was terminated.

     Effective October 1, 1991, the Company entered into an interest rate swap agreement to reduce the impact of changes in interest rates under a previous term loan facility. The notional amount declines by $1,500,000 on the first business day of each calendar quarter and was $10,500,000 at March 31, 1995. The fixed rate in the swap is 7.9% and the floating rate is the three-month LIBOR. The differential to be paid or received is recognized as interest expense or income on a current basis.

     Cash interest payments of $889,000, $1,136,000 and $1,247,000 were made in fiscal 1995, 1994 and 1993, respectively.

     4.   EMPLOYEE BENEFIT PLANS

          Retirement Investment Plans

     The Company currently has four separate employee retirement investment plans which cover its full-time employees. The Oceaneering Retirement Investment Plan is a deferred compensation plan in which domestic employees may participate by deferring a portion of their gross monthly salary and directing the Company to contribute the deferred amount to the plan. The Company matches a portion of the deferred compensation. The Company's contributions to the plan were $992,000, $807,000 and $409,000 for the plan years ended December 31, 1994, 1993 and 1992, respectively. When acquired, Eastport had a defined contribution plan covering substantially all its employees. Eastport's contributions to its plan were $17,000 for the six-month period ended December 31, 1992, and $285,000 for the plan year ended June 30, 1992. The Eastport plan was merged with the Oceaneering
     Retirement Investment Plan on December 31, 1992. The second plan is the Oceaneering International Services Pension Scheme for employees in the United Kingdom. The Company provides funding for this plan based on actuarial calculations. The plan assets exceed vested benefits and are not material to the assets of the Company. Company contributions were $67,000, $85,000 and $105,000 for the years ended March 31, 1995, 1994 and 1993, respectively. There have been no new participants in this plan since March 1990. The third plan is the Personal Pension Plan for employees in the
     United Kingdom. Under this plan, which became effective May 1991, employees may contribute a portion of their gross monthly salary. The Company also contributes a portion of the participants' gross monthly salary. Company contributions to this plan for the years ended March 31, 1995, 1994 and 1993, were $108,000, $62,000 and $57,000, respectively. The fourth plan, the Oceaneering International, Inc. Executive Retirement Plan, covers selected key management employees and executives of the Company as approved by the Compensation Committee of the Company's Board of Directors ("Compensation Committee"). The participants in this plan may contribute a portion of their gross monthly salary and the Company matches up to 100% of that contribution. Company expense related to the plan during the years ended March 31, 1995, 1994 and 1993, was $287,000, $220,000 and $221,000,
     respectively.

          Incentive and Stock Option Plans

     The Company has in effect shareholder approved nonemployee director stock option and long-term incentive plans. Under the 1990 Nonemployee Director Stock Option Plan ("Nonemployee Director Plan"), options to purchase up to an aggregate of 100,000 shares of the Company's Common Stock may be granted to nonemployee directors of the Company. Each director of the Company is automatically granted an option to purchase 2,000 shares of Common Stock on the date the director becomes a nonemployee director of the Company and each year thereafter at an exercise price per share equal to 50% of the fair market value of a share of Common Stock on the date the option is granted. The options granted are not exercisable until the later to occur of six months from the date of grant or the date the optionee has completed two years of service as a director of the Company. Expense is recorded related to these options which have an exercise price less than fair market value on the date the option is granted. Expense recorded in fiscal 1995, 1994 and 1993 was not material.

     Under the 1990 Long-Term Incentive Plan ("Incentive Plan"), a total of 1,600,000 shares of Common Stock, or cash equivalents of Common Stock, are available for awards to employees and other persons (excluding nonemployee directors) having an important business relationship with the Company and its subsidiaries. The Incentive Plan is administered by the Compensation Committee, which determines the type or types of award(s) to be made to each participant and sets forth in the related award agreement the terms, conditions and limitations applicable to each award. The Compensation Committee may grant stock options, stock appreciation rights, stock and cash awards. Options are normally granted at not less than fair market value of the optioned shares at the date of grant. Options outstanding are exercisable over a period up to ten years, vesting at the rate of 20% per year for three years beginning one year after grant and 40% at the end of the fourth year. In fiscal 1992, the Compensation Committee granted to certain key executives of the Company contingent cash incentive awards totaling a maximum aggregate amount of $2,000,000 payable over a three-year period, conditional upon the achievement of certain performance goals for the Company's Common Stock and continued employment of participants. In September 1992, the performance requirement for the Company's Common Stock was met; in September 1993 and September 1994, respectively, the second and third of four equal installments were paid to the participants. After taking into account amounts paid and forfeitures, the maximum amount of the awards remaining to be paid is $412,500, conditional upon continued employment of participants. During fiscal 1994, the Compensation Committee granted to certain key executives of the Company restricted Common Stock of the Company designed (i) to make a material portion of their potential future compensation contingent on performance of the Company's Common Stock and (ii) to retain their employ with the Company. These grants are subject to earning requirements on the basis of a percentage change between the price of the Common Stock of the Company versus the average of the Common Stock price of a peer group of companies over a three-year time period. Up to one-third of the total grant may be earned each year depending upon the cumulative Company's Common Stock performance, with any amount earned subject to vesting in four equal installments over three years conditional upon continued employment. At the time of each vesting, a participant receives a tax assistance payment which the participant must reimburse the Company if the vested Common Stock is sold by the participant within three years after the vesting date. In June 1994, the entire one-third of the total grant was earned, subject to vesting requirements. At March 31, 1995, a total of 28,250 shares was vested and a total of 310,750 shares of restricted stock was outstanding under these grants, of which 84,750 shares were earned, subject to vesting requirements.

     The Company also has in effect three other stock option plans under which options to purchase have been issued to employees and other persons affiliated with the Company. Since approval of the Incentive Plan, no further grants or awards under these three stock option plans have been made or can be made or granted. All of these stock option plans are administered by the Compensation Committee. Options were normally granted at not less than the fair market value of the optioned shares at the date of grant.

     Options outstanding, under these three plans which were granted periodically from May 1988 to December 1992, are normally exercisable over a five-year or ten-year term with vesting at the rate of 20% per year for three years beginning one year after the date of grant and 40% at the end of the fourth year. Options issued under one of these plans, the 1987 Special Incentive Plan, are exercisable in 20% increments on each of the first five anniversaries of the date of grant.

     During fiscal 1995, under the Incentive Plan, options to purchase 408,500 shares were granted at prices ranging from $6.5625 to $12.0625. At March 31, 1995, options to purchase 1,422,080 shares at prices ranging from $4.00 to $16.00 were outstanding and options to purchase 671,130 shares at prices ranging from $4.00 to $16.00 were exercisable. At March 31, 1995, there were 294,150 shares under the plans available for grant, of which 232,150 could be used for awarding stock options, stock appreciation rights, stock and cash awards.

     5.   COMMITMENTS AND CONTINGENCIES

          Lease Commitments

     At  March  31,   1995,  the  Company  occupied   several  facilities  under
     noncancellable operating leases expiring at various dates through 2065. Future minimum rentals under these leases are as follows:

                    1996                       $2,259,000
                    1997                        1,689,000
                    1998                        1,573,000
                    1999                        1,429,000
                    2000                          728,000
                    Thereafter                  1,574,000

                    TOTAL LEASE COMMITMENTS    $9,252,000

     Rental expense, which includes hire of vessels, specialized equipment and real estate rental, was approximately $12,680,000, $15,976,000 and $18,531,000 for the years ended March 31, 1995, 1994 and 1993, respectively.

          Insurance

     The Company self-insures for workers' compensation, maritime employer's liability and comprehensive general liability claims to levels it considers financially prudent and carries insurance after the initial claim levels, which can be by occurrence or in the aggregate, are met by the Company. Management believes that adequate accruals have been established for expected liabilities arising from such obligations.

          Litigation

     Various actions and claims are pending against the Company and its subsidiaries, most of which are covered by insurance. In the opinion of management, the ultimate liability, if any, which may result from these actions and claims will not materially affect the consolidated financial position or results of operations of the Company.

          Letters of Credit

     The Company had $7,600,000 and $6,600,000 in letters of credit outstanding as of March 31, 1995 and 1994, respectively, as guarantees in force for various performance and bid bonds which are usually for a period of one year or the duration of the contract.

          Financial Instruments and Risk Concentration

     Financial instruments which potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents, bank borrowings and accounts receivable. The carrying value of cash and cash equivalents and bank borrowings approximates fair value due to the short maturity of those instruments. Accounts receivable are generated from a broad and diverse group of customers primarily from within the energy industry, which is the Company's major source of revenues. The Company maintains an allowance for doubtful accounts based upon expected collectibility.

     6.   OPERATIONS BY BUSINESS SEGMENT AND GEOGRAPHIC AREA

          Business Segment Information

     The Company supplies a comprehensive range of integrated technical services to a wide array of industries and is one of the world's largest underwater services contractors. The Company's Oilfield Marine Services business consists of underwater construction, underwater and above-water inspection and maintenance (including repair), survey and engineering. The Company's Offshore Field Development business includes the engineering, procurement, construction and installation of mobile offshore production systems, subsea intervention services and the production of subsea control umbilical cables. The Company's Advanced Technologies business provides project management, engineering services and equipment for applications in harsh environments, primarily in non-oilfield markets.

     The following summarizes certain financial data by business segment:

                                         For the Years Ended March 31,
                                            1995      1994      1993
                                                 (in thousands)
     Revenues

     Oilfield Marine Services            $106,294  $122,625  $144,790
     Offshore Field Development            62,918    37,121    17,580
     Advanced Technologies                 70,724    70,014    53,233
          Total                          $239,936  $229,760  $215,603

     Income from Operations

     Oilfield Marine Services            $ (2,485) $  9,194  $ 16,012
     Offshore Field Development             6,676     1,191     3,031
     Advanced Technologies                  8,563    10,545     6,609
          Total                          $ 12,754  $ 20,930  $ 25,652

     Identifiable Assets

     Oilfield Marine Services            $ 86,422  $ 70,259  $ 78,985
     Offshore Field Development            53,124    45,153    24,192
     Advanced Technologies                 28,520    24,393    10,050
          Total                          $168,066  $139,805  $113,227

     Capital Expenditures

     Oilfield Marine Services            $ 25,916  $  9,261  $  9,819
     Offshore Field Development             1,263    16,465    --
     Advanced Technologies                  4,878    11,004     2,177
          Total                          $ 32,057  $ 36,730  $ 11,996

     Depreciation and Amortization Expenses

     Oilfield Marine Services            $  7,861  $  6,950  $  6,553
     Offshore Field Development             4,690     2,276     2,780
     Advanced Technologies                  3,681     2,970     2,195
          Total                          $ 16,232  $ 12,196  $ 11,528

     Income from operations for each business segment is determined before interest income or expense, other expense, minority interests and the provision for income taxes. An allocation of these items is not considered practical. All assets specifically identified with a particular business segment have been segregated. Cash and cash equivalents, prepaid expenses and other current assets, investments and other assets and long-term debt have not been allocated to particular business segments.

     Revenues of approximately $34,000,000 in fiscal 1995, $26,000,000 in fiscal 1994 and $26,000,000 in fiscal 1993 were from the Royal Dutch Shell group of companies. No other individual customer accounted for more than 10% of revenues in fiscal 1995, 1994 or 1993.

          Geographic Operating Areas

     Financial data by geographic area is summarized as follows:

                                     FOR THE YEARS ENDED MARCH 31,
                                      1995         1994       1993
                                             (in thousands)

      REVENUES
      United States                 $117,630    $ 89,401  $ 72,983
      North Sea                       48,934      60,515    50,587
      Far East                        22,924      24,343    29,753
      Africa                          36,361      36,510    45,802
      Other                           14,087      18,991    16,478
      TOTAL                         $239,936    $229,760  $215,603

      INCOME BEFORE INCOME TAXES AND MINORITY INTERESTS
      United States                 $  2,856    $  5,003  $  4,802
      North Sea                          188       6,451     5,114
      Far East                           353         804     2,352
      Africa                           6,582       4,051     9,112
      Other                            2,244       4,549     4,002
      TOTAL                         $ 12,223    $ 20,858  $ 25,382

      TOTAL ASSETS
      United States                 $ 87,405    $ 91,281  $ 68,054
      North Sea                       52,449      30,235    29,902
      Far East                         9,386       8,206    12,007
      Africa                          33,374      39,459    43,290
      Other                            5,138       2,812     1,271
      TOTAL                         $187,752    $171,993  $154,524


     7.   ACCRUED LIABILITIES

     Accrued liabilities consisted of the following:

                                                    March 31,
                                               1995       1994
                                                (in thousands)

     Payroll and related costs                $11,899   $10,437
     Accrued job costs                          9,587     6,906
     Other                                      8,384     8,465

     TOTAL ACCRUED LIABILITIES                $29,870   $25,808



                           SELECTED QUARTERLY FINANCIAL DATA

                         (in thousands, except per share data)
                                      (unaudited)



      Fiscal Year Ended March 31, 1995        Quarter Ended

                                June 30   Sept. 30   Dec. 31  Mar. 31      Total

    Revenues                    $63,370    $66,898   $55,203  $54,465   $239,936

    Gross profit                 14,094     15,383     8,622   11,065     49,164

    Income(loss) from
    operations                    5,728      6,572   (1,196)    1,650     12,754

    Net income(loss)              3,666      4,260   (2,850)      420      5,496

    Earnings(loss) per
    common share equivalent      $ 0.15     $ 0.18   $(0.12)   $ 0.02     $ 0.23

    Weighted average number
    of shares outstanding        24,183     24,204    24,150   23,650     24,047



    Fiscal Year Ended March 31, 1994        Quarter Ended

                                June 30   Sept. 30   Dec. 31  Mar. 31     Total

    Revenues                    $59,394    $65,535   $55,492  $49,339   $229,760

    Gross profit                 13,531     13,878    12,982   12,170     52,561

    Income from operations        6,168      6,254     5,223    3,285     20,930

    Net income                    4,717      4,766     3,889    1,559     14,931

    Earnings per common
    share equivalent             $ 0.20     $ 0.20    $ 0.16   $ 0.06     $ 0.62

    Weighted average number
    of shares outstanding        23,830     24,137    24,169   24,140     24,069


                                     EXHIBIT INDEX

                                            Registration
                                            or File   Form or            Exhibit
  Exhibit                                   Number    Report   Date       Number

    3      Articles of Incorporation
           and By-laws
    *3.01  Certificate of Incorporation,
           as amended                       0-8418    10-K    March 1988    3(a)
    *3.02  By-laws, as amended              0-8418    10-K    March 1987    3(b)
    *3.03  Amendment to Certificate
           of Incorporation                 33-36872  S-8     Sept. 1990    4(b)
    *3.04  Amendment to By-laws             0-8418    10-K    March 1991    3(d)
    *3.05  Amendment to By-laws             1-10945   8-K     Nov. 1992     2
    4      Instruments defining the rights
           of security holders, including
           indentures
    *4.01  Specimen of Common Stock
           Certificate                      1-10945   10-K    March 1993    4(a)
    *4.02  Interest Rate and Currency
           Exchange Agreement dated
           July 29, 1991                    0-8418    10-Q    Sept. 1991    4(a)
    *4.03  Shareholder Rights Agreement
           dated November 20, 1992          1-10945   8-K     Nov. 1992     1
     4.04  Bank Credit Agreement dated
           April 12, 1995
   10      Material contracts
   *10.01  1981 Incentive Stock Option
           Plan, as amended                 2-80506   S-8     Sept. 1987   28(e)
   *10.02  Oceaneering Retirement
           Investment Plan, as amended      2-77451   S-8     Oct. 1985     4(f)
   *10.03  Employment Agreement dated
           August 15, 1986 between
           John R. Huff and Registrant      0-8418    10-K    March 1987   10(l)
   *10.04  1987 Incentive and Non-
           Qualified Stock Option Plan      33-16469  S-1     Sept. 1987   10(o)
   *10.05  Oceaneering International, Inc.
           Special Incentive Plan           33-16469  S-1     Sept. 1987   10(n)
   *10.06  Senior Executive Severance
           Plan, as amended                 0-8418    10-K    March 1989   10(k)
   *10.07  Supplemental Senior Executive
           Severance Agreements, as
           amended                          0-8418    10-K    March 1989   10(l)
    10.08  Oceaneering International, Inc.
           Executive Retirement Plan,
           as amended
   *10.09  Share Purchase Agreement
           related to the purchase of
           Sonsub Limited                   0-8418    8-K     Jan. 1990     2
   *10.10  1990 Long-Term Incentive Plan    33-36872  S-8     Sept. 1990    4(f)
   *10.11  1990 Nonemployee Directors
           Stock Option Plan                33-36872  S-8     Sept. 1990    4(g)
   *10.12  Indemnification Agreement
           between Registrant and its
           Directors                        0-8418    10-Q    Sept. 1991   10(a)
   *10.13  1991 Executive Incentive
           Agreements                       0-8418    10-K    March 1992   10(p)
    10.14  Restricted Stock Award
           Agreement
   *10.15  Restricted Stock Award           1-10945   10-K    March 1994   10(q)
           Incentive Agreements
    10.16  Bank Uncommitted Credit Line
           Agreement dated March 31, 1995
    10.17  1995 Bonus Award Plan
   21      Subsidiaries of the Registrant
   23      Consent of Independent Public
           Accountants
   24      Powers of Attorney
   27      Financial Data Schedule
  * Indicates exhibit previously filed with the Securities and Exchange Commission as indicated and incorporated herein by reference.