Form 10-Q
period 1995-06-30
OCEANEERING INTERNATIONAL INC
filed 1995-08-10
CIK 73756

FORM 10-Q
                           SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C. 20549


          [X]          QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarterly period ended June 30, 1995

                                           OR

          [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ____________ to ____________


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

          Class                                   Outstanding at July 28, 1995

          Common Stock, $.25 Par Value                       23,087,122 shares

          PART I - FINANCIAL INFORMATION

          Item 1.  Financial Statements.


                    OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS

                                                       June 30,    March 31,
                                                         1995        1995
                                                     (unaudited)   (audited)

                                                          (in thousands)
          ASSETS

            Current Assets:
              Cash and cash equivalents                  $ 15,262   $ 12,865
              Accounts receivable (net of allowance
              for doubtful accounts of $1,227 at
              June 30 and $1,238 at March 31)              71,959     58,360
              Prepaid expenses and other                    4,463      4,613

              Total Current Assets                         91,684     75,838

            Property and Equipment, at cost:
              Marine services equipment                   182,791    175,528
              Mobile offshore production equipment         24,514     24,694
              Buildings, improvements and other            29,133     28,648
                                                          236,438    228,870
              Less: Accumulated Depreciation              138,020    134,515

              Net Property and Equipment                   98,418     94,355
            Goodwill (net of amortization
            of $1,787 and $1,546)                          12,809     13,051
            Investments and Other Assets                    4,494      4,508
              TOTAL ASSETS                               $207,405   $187,752

          LIABILITIES and SHAREHOLDERS' EQUITY
            Current Liabilities:
              Accounts payable                           $ 18,825   $ 15,110
              Accrued liabilities                          30,475     29,870
              Income taxes payable                          8,907      7,634
              Current portion of long-term debt               152        118
              Total Current Liabilities                    58,359     52,732

            Long-Term Debt, net of current portion         21,000      9,472
            Other Long-Term Liabilities                    10,458     10,408
            Shareholders' Equity                          117,588    115,140

              TOTAL LIABILITIES AND SHAREHOLDERS'
              EQUITY                                     $207,405   $187,752

          See Notes to Consolidated Financial Statements.

                    OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED STATEMENTS OF INCOME
                                      (unaudited)


                                                 For the Three Months Ended
                                                          June 30,
                                                   1995           1994

                                                  (in thousands, except per
                                                       share amounts)


          Revenues                                 $ 71,541       $ 63,370
          Cost of services                           58,232         49,276
          Selling, general and administrative         8,309          8,366
          expenses
                   Income from operations             5,000          5,728

          Interest income                               138            176
          Interest expense                             (397)          (212)
          Other income (expense), net                    63            (97)

                   Income before income taxes         4,804          5,595
          Provision for income taxes                 (2,017)        (1,929)

                   Net income                      $  2,787       $  3,666
          Earnings per common share equivalent        $0.12           $0.15

          Weighted average number of common
          share equivalents outstanding              23,158         24,183



          See Notes to Consolidated Financial Statements.

                    OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (unaudited)
                                                                 For the Three
                                                                 Months Ended
                                                                   June 30,
                                                                1995    1994

                                                                (in thousands)
        CASH FLOWS FROM OPERATING ACTIVITIES:
            Net Income                                         $ 2,787 $ 3,666
            Adjustments to reconcile net income to net cash provided by/(used in) operating activities:

                   Depreciation and amortization                 4,803   3,905
                   Currency translation adjustments and other      211     295
                   Decrease (increase) in accounts receivable (13,599)(13,273) Decrease (increase) in prepaid expenses
                   and other current assets                        153    (882)
                   Increase (decrease) in current liabilities    5,662   5,679
                   Increase (decrease) in other long-term
                   liabilities                                      50  (2,615)
            Total adjustments to net income                     (2,720) (6,891)
        NET CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES         67  (3,225)

        CASH FLOWS FROM INVESTING ACTIVITIES:
            Purchases of property and equipment and other
            assets                                              (9,757) (8,896)
            Decrease (increase) in investments                      --      24
        NET CASH USED IN INVESTING ACTIVITIES                   (9,757) (8,872)

        CASH FLOWS FROM FINANCING ACTIVITIES:
            Proceeds from long-term borrowings, net of
            payments                                            11,528     (41)
            Proceeds from issuance of common stock                 142      85
            Treasury stock reissued                                417      --
        NET CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES     12,087      44

        NET INCREASE (DECREASE) IN CASH                          2,397 (12,053)
        CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR           12,865  26,486
        CASH AND CASH EQUIVALENTS - END OF PERIOD              $15,262 $14,433

        See Notes to Consolidated Financial Statements.

                   OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (unaudited)


        1.   Basis of Presentation and Significant Accounting Policies

          These Consolidated Financial Statements are unaudited and have been prepared pursuant to instructions for the Quarterly Report on Form 10-Q required to be filed with the Securities and Exchange Commission and do not include all information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles. Management has reflected all adjustments which it believes are necessary to present fairly the Company's financial position at June 30, 1995 and its results of operations and cash flows for the three month periods presented. All such adjustments are of a normal recurring nature. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Registrant's Annual Report on Form 10-K for its fiscal year ended March 31, 1995. The results for interim periods are not necessarily indicative of annual results.


        2.   Cash and Cash Equivalents

          Cash and cash equivalents includes demand deposits and highly liquid interest-bearing investment grade securities. Approximately $1,400,000 and $1,500,000 of the Company's cash as of June 30, and March 31, 1995, respectively, was restricted and is posted as security in interest bearing accounts related to litigation involving the Company's United Kingdom subsidiary. The Company believes it has adequate defenses to the claims and that the outcome will not have a material adverse effect on the financial position of the Company.


        3.   Shareholders' Equity

          Shareholders' Equity consisted of the following:

                                                    June 30,      March 31,
                                                      1995           1995
                                                   (unaudited)    (audited)

                                                    (in thousands, except
                                                         share data)
         Shareholders' Equity:
         Common Stock, par value $0.25;
            90,000,000 shares authorized;
            24,017,046 and 24,017,046 issued        $  6,004     $  6,004
         Additional paid-in capital                   80,978       80,800
         Treasury stock, 929,924 and 977,363
           shares at cost                             (8,179)      (8,596)
         Retained earnings                            46,986       44,199
         Cumulative translation adjustments           (8,201)      (7,267)

         Total Shareholders' Equity                 $117,588     $115,140



        4.   Income Taxes

          Cash taxes paid were $801,000 and $637,000 for the three months ended June 30, 1995 and 1994, respectively.



        Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


        Financial Condition

        At June 30, 1995, the Company's working capital was approximately $33.3 million, which included $13.9 million of unrestricted cash and cash equivalents. The Company expects to be able to meet its ongoing annual cash requirements from existing cash on hand and from operating cash flows, although if significant investment opportunities arise, the Company may use external finance.

        In April 1995, the Company signed a new credit agreement with a group of banks in the amount of $75 million ("Credit Agreement"); borrowings under the Credit Agreement were approximately $21 million at June 30, 1995, none of which is required to be repaid prior to fiscal 1999.
        The Company also has an uncommitted credit agreement with a bank in the amount of $20 million for use for letters of credit and short-term borrowings ("Uncommitted Line"). As of June 30, 1995, the Company had utilized $8 million under the Uncommitted Line.

        Capital expenditures were $9.8 million during the first three months of fiscal 1996, as compared to $8.9 million during the corresponding period of the prior fiscal year. Fiscal 1996 expenditures consisted primarily of costs to complete the upgrade of two offshore support vessels and upgrades to the Company's fleet of remotely operated vehicles ("ROVs"). Expenditures in fiscal 1995 consisted primarily of acquisition costs of an offshore support vessel. There were no material commitments for capital expenditures at June 30, 1995.


        Results of Operations

        Consolidated revenue and margin information is as follows:


                                                Three Months Ended
                                                     June 30,
                                                1995         1994
                                                  (in thousands)

               Revenues                      $  71,541    $ 63,370
               Gross margin                     13,309      14,094
               Gross margin %                       19%         22%
               Operating margin %                    7%          9%


        The quarters ending June 30 and September 30 have generally been the Company's peak in both revenues and net income for its Oilfield Marine business. Revenues and net income in the Offshore Field Development and Advanced Technologies businesses are generally not seasonal.


        Oilfield Marine Services

        Revenue and gross margin information is as follows:

                                                Three Months Ended
                                                      June 30,
                                                 1995          1994
                                                  (in thousands)

               Revenues                      $  31,581    $ 30,719
               Gross margin                      5,558       5,703
               Gross margin %                       18%         19%


        Revenues and gross margins from oilfield customers for the first quarter of fiscal 1996 were at approximately the same level as the corresponding period of the prior year. Utilization and prices for the Company's remotely operated vehicle fleet rose during the quarter but demand for diving and topside inspection services decreased resulting in a slightly lower gross margin for this segment compared to fiscal 1995.


        Offshore Field Development

        Revenue and gross margin information is as follows:

                                               Three Months Ended
                                                      June 30,
                                              1995            1994
                                                  (in thousands)

               Revenues                      $  23,621    $ 14,721
               Gross margin                      4,807       3,311
               Gross margin %                       20%         22%


        Revenues for the three month period ended June 30, 1995 increased over the corresponding period of the prior year primarily as a result of a contract to convert a jackup rig into a Mobile Offshore Production Systems unit. The conversion was completed subsequent to the end of the first quarter of fiscal 1996. The Company's Floating Production, Storage and Offloading ("FPSO") system continued to work offshore Angola under a contract expiring in January 1996. Revenues from the FPSO for the three month periods ended June 30, 1995 and 1994 were $3,473,000 and $4,277,000, respectively; gross margins for the three month periods ended June 30, 1995 and 1994 were $1,717,000 and $2,261,000, respectively.


        Advanced Technologies

        Revenue and gross margin information is as follows:

                                                Three Months Ended
                                                      June 30,
                                                1995          1994
                                                  (in thousands)

               Revenues                      $  16,339    $ 17,930
               Gross margin                      2,944       5,080
               Gross margin %                       18%         28%


        Revenues and margins for the first quarter of fiscal 1996 decreased over the corresponding period of the prior year as a result of lower utilization of the Company's deep ocean search equipment, lower profitability in space-related product sales and costs associated with entry into the environmental services business.


        Other

        The provisions for income taxes were related to U.S. income taxes which were provided at estimated annual effective rates using assumptions as to earnings and other factors which would affect the tax calculation for the remainder of the fiscal year, and to the operations of foreign branches and subsidiaries which were subject to local income and withholding taxes. The Company's effective tax rate increased during the first quarter of fiscal 1996 compared to the first quarter of fiscal 1995 as a result of an increase in the amount of business subject to taxing jurisdictions with higher effective tax rates, primarily the United States.



                             PART II - OTHER INFORMATION


        Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits.
               None.

          (b) The Company did not file any reports on Form 8-K during the quarter for which this report is filed.



                                      SIGNATURES



        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               OCEANEERING INTERNATIONAL, INC.
                                               (Registrant)






        Date:  August 8, 1995         By:  //s// JOHN R. HUFF
                                      John R. Huff, President and
                                      Chief Executive Officer





        Date:  August 8, 1995         By:  //s// MARVIN J. MIGURA
                                      Marvin J. Migura, Senior Vice President
                                      and Chief Financial Officer





        Date:  August 8, 1995         By:  //s// RICHARD V. CHIDLOW
                                      Richard V. Chidlow, Controller
                                      and Chief Accounting Officer