Form 10-Q
period 1995-09-30
OCEANEERING INTERNATIONAL INC
filed 1995-11-09
CIK 73756

FORM 10-Q
                           SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C. 20549


          [X]          QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended September 30, 1995

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

          Class                                Outstanding at October 27, 1995

          Common Stock, $.25 Par Value                       23,130,563 shares






          PART I - FINANCIAL INFORMATION

          Item 1.  Financial Statements.



                    OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS

                                     (in thousands)
                                                      Sept. 30,    March 31,
                                                         1995        1995

                                                     (unaudited)   (audited)
          ASSETS

            Current Assets:
              Cash and cash equivalents                  $ 12,521   $ 12,865

              Accounts receivable (net of allowance
              for doubtful accounts of $1,214 at
              September 30 and $1,238 at March 31)         85,684     58,360
              Prepaid expenses and other                    7,809      4,613

              Total Current Assets                        106,014     75,838

            Property and Equipment, at cost:
              Marine services equipment                   184,003    175,528

              Mobile offshore production equipment         25,052     24,694
              Buildings, improvements and other            29,494     28,648

                                                          238,549    228,870
              Less: Accumulated Depreciation              142,471    134,515

              Net Property and Equipment                   96,078     94,355
            Goodwill (net of amortization
            of $2,031 and $1,546)                          12,566     13,051

            Investments and Other Assets                    4,645      4,508
              TOTAL ASSETS                               $219,303   $187,752

          LIABILITIES and SHAREHOLDERS' EQUITY
            Current Liabilities:

              Accounts payable                           $ 15,929   $ 15,110

              Accrued liabilities                          28,388     29,870
              Income taxes payable                          8,163      7,634

              Current portion of long-term debt               339        118
              Total Current Liabilities                    52,819     52,732

            Long-Term Debt, net of current portion         33,000      9,472

            Other Long-Term Liabilities                    11,144     10,408
            Shareholders' Equity                          122,340    115,140

              TOTAL LIABILITIES AND SHAREHOLDERS'
              EQUITY                                     $219,303   $187,752

          See Notes to Consolidated Financial Statements.


                    OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED STATEMENTS OF INCOME
                                      (unaudited)




                                                 For the Three Months Ended
                                                        September 30,
                                                     1995           1994

                                                  (in thousands, except per
                                                       share amounts)


          Revenues                                 $ 77,088       $ 66,898
          Cost of services                           61,124         51,515

          Selling, general and administrative         8,652          8,811
          expenses
                   Income from operations             7,312          6,572

          Interest income                               514            111

          Interest expense                             (535)          (163)
          Other income (expense), net                   (40)          (156)

                   Income before income taxes         7,251          6,364
          Provision for income taxes                 (2,678)        (2,104)

                   Net income                      $  4,573       $  4,260
          Earnings per common share equivalent        $0.20           $0.18

          Weighted average number of common
          share equivalents outstanding              23,224         24,204





          See Notes to Consolidated Financial Statements.




                    OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED STATEMENTS OF INCOME
                                      (unaudited)




                                                    For the Six Months Ended
                                                         September 30,
                                                    1995             1994

                                               (in thousands, except per share
                                                            amounts)


        Revenues                                    $148,629         $130,268
        Cost of services                             119,356          100,791

        Selling, general and administrative           16,961           17,177
        expenses
                 Income from operations               12,312           12,300

        Interest income                                  652              287

        Interest expense                                (932)            (375)
        Other income (expense), net                       23             (253)

                 Income before income taxes           12,055           11,959
        Provision for income taxes                    (4,695)          (4,033)

                 Net income                         $  7,360         $  7,926
        Earnings per common share equivalent           $0.32            $0.33

        Weighted average number of common share
        equivalents outstanding                       23,191           24,193





        See Notes to Consolidated Financial Statements.





                   OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (unaudited)
                                                           For the Six Months
                                                                 Ended
                                                               Sept. 30,
                                                           1995         1994

                                                             (in thousands)
      CASH FLOWS FROM OPERATING ACTIVITIES:
        Net Income                                            $ 7,360  $ 7,926
        Adjustments to reconcile net income to net cash provided by/(used in) operating activities:

          Depreciation and amortization                        10,039    7,824
          Currency translation adjustments and other              695      638
          Increase in accounts receivable                     (27,324) (17,247)
          Increase in prepaid expenses and other
          current assets                                       (3,359)  (1,495)

          Increase in current liabilities                         124    6,598
          Increase (decrease) in other long-term
          liabilities                                             736   (3,471)
        Total adjustments to net income                       (19,089)  (7,153)
      NET CASH PROVIDED BY/(USED IN) OPERATING
      ACTIVITIES                                              (11,729)     773
      CASH FLOWS FROM INVESTING ACTIVITIES:

        Purchases of property and equipment and other
        assets                                                (13,242) (13,463)
        Decrease in investments                                     0      154
      NET CASH USED IN INVESTING ACTIVITIES                   (13,242) (13,309)
      CASH FLOWS FROM FINANCING ACTIVITIES:

        Proceeds from long-term borrowings, net of
        payments                                               23,528      (23)
        Proceeds from issuance of common stock                    415       89
        Treasury stock reissued                                   684        0
      NET CASH PROVIDED BY FINANCING ACTIVITIES                24,627       66

      NET DECREASE IN CASH                                       (344) (12,470)
      CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR            12,865   26,486
      CASH AND CASH EQUIVALENTS - END OF PERIOD               $12,521  $14,016

     See Notes to Consolidated Financial Statements.





                 OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (unaudited)


     1.   Basis of Presentation and Significant Accounting Policies

        These Consolidated Financial Statements are unaudited and have been prepared pursuant to instructions for the Quarterly Report on Form 10-Q required to be filed with the Securities and Exchange Commission and do not include all information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles. Management has reflected all adjustments which it believes are necessary to present fairly the Company's financial position at September 30, 1995 and its results of operations and cash flows for the three and six month periods presented. All such adjustments are of a normal recurring nature. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Registrant's Annual Report on Form 10-K for its fiscal year ended March 31, 1995. The results for interim periods are not necessarily indicative of annual results.


     2.   Cash and Cash Equivalents

        Cash and cash equivalents includes demand deposits and highly liquid interest-bearing investment grade securities. Approximately $1,400,000 of the Company's cash as of September 30, 1995 and as of March 31, 1995 was restricted and posted as security in interest-bearing accounts related to litigation in the United Kingdom. The Company believes it has adequate defenses to the claims and that the outcome will not have a material adverse effect on the financial position or results of operations of the Company.


     3.   Shareholders' Equity

        Shareholders' Equity consisted of the following:

                                                 September 30,  March 31,
                                                     1995          1995
                                                  (unaudited)   (audited)

                                                   (in thousands, except
                                                        share data)
        Shareholders' Equity:
        Common Stock, par value $0.25;
           90,000,000 shares authorized;
           24,017,046 and 24,017,046 issued        $  6,004     $  6,004
        Additional paid-in capital                   81,251       80,800
        Treasury stock, 899,600 and 977,363
          shares at cost                             (7,912)      (8,596)
        Retained earnings                            51,598       44,199
        Cumulative translation adjustments           (8,601)      (7,267)

        Total Shareholders' Equity                 $122,340     $115,140



     4.   Income Taxes

        Cash taxes paid were $4,165,000 and $4,377,000 for the six months ended September 30, 1995 and 1994, respectively.


     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


     Financial Condition

     At September 30, 1995, the Company's working capital was approximately $53 million, which included $11 million of unrestricted cash and cash equivalents. The Company expects to be able to meet its ongoing annual cash requirements from existing cash on hand, operating cash flows and available credit facilities.

     The Company has a credit agreement with a group of banks in the amount of $75 million ("Credit Agreement"); borrowings under the Credit Agreement were approximately $33 million at September 30, 1995, none of which is required to be repaid prior to fiscal 1999. The Company also has an uncommitted credit agreement with a bank in the amount of $20 million for use for letters of credit and short-term borrowings ("Uncommitted Line"). As of September 30, 1995, the Company had utilized $7.3 million under the Uncommitted Line.

     Capital expenditures were $13 million during the first six months of fiscal 1996, as compared to $13 million during the corresponding period of the prior fiscal year. Fiscal 1996 expenditures consisted of costs for upgrades to offshore support vessels and to the Company's fleet of remotely operated vehicles ("ROVs"). Expenditures in fiscal 1995 consisted primarily of acquisition costs of an offshore support vessel, upgrades to the Company's fleet of ROVs, additional diving equipment and equipment required in the environmental services business. There were no material commitments for capital expenditures at September 30, 1995.


     Results of Operations

     Consolidated revenue and margin information is as follows:

                              Three Months Ended      Six Months Ended
                                 September 30,          September 30,
                               1995        1994       1995        1994

         Revenues (in
         thousands)          $ 77,088   $ 66,898    $148,629    $130,268
         Gross margin %           21%        23%         20%         23%
         Operating margin %        9%        10%          8%          9%


     The quarters ending June 30 and September 30 have generally been the Company's peak in both revenues and net income for its Oilfield Marine business. Revenues and net income in the Offshore Field Development and Advanced Technologies businesses are generally not seasonal.

     Oilfield Marine Services

     Revenue and gross margin information is as follows:

                              Three Months Ended      Six Months Ended
                                 September 30,          September 30,
                               1995        1994       1995        1994

         (in thousands)
         Revenues            $ 36,464    $31,685    $ 68,045    $ 62,404
         Gross margins          7,986      7,186      13,544      12,889
         Gross margin %           22%        23%         20%         21%


     Revenues from oilfield customers for the three and six month periods ended September 30, 1995 increased over the corresponding periods of the prior year while overall gross margin percentages remained at approximately the same level.

     For the second quarter of fiscal 1996, improved revenues and gross margins in Asia, the North Sea and Africa were offset by lower margins in the Gulf of Mexico. Revenues from the Company's ROV services for the second quarter of fiscal 1996 increased compared to the second quarter of fiscal 1995. Demand for diving and related services in the Gulf of Mexico declined compared to the prior year and the Company experienced downward pressure on prices for these services. Gross margin for the second quarter includes a gain of $1.1 million arising from the settlement of a dispute relating to a contract executed in West Africa in fiscal 1992.

     For the first six months of fiscal 1996 revenues and gross margins from international operations increased compared to the corresponding period of the prior year. In the Gulf of Mexico, revenues were at approximately the same level as in the corresponding period of the prior year as reduced revenues for diving services were offset by increased demand for ROV services; however, gross margins were negatively impacted by reduced profitability from diving services.


     Offshore Field Development

     Revenue and gross margin information is as follows:


                              Three Months Ended      Six Months Ended
                                 September 30,          September 30,
                               1995        1994       1995        1994
         (in thousands)
         Revenues            $ 20,889   $ 15,782    $ 44,510    $ 30,503
         Gross margins          4,511      3,635       9,318       6,946
         Gross margin %           22%        23%         21%         23%


     Revenues for the three and six month periods ended September 30, 1995 increased over the corresponding period of the prior year primarily as a result of a contract to convert a jackup rig into a MOPS unit. The conversion was completed during the second quarter of fiscal 1996 and the unit delivered to the Customer s location offshore West Africa. The Company's Floating Production, Storage and Offloading ("FPSO") system continued to work offshore Angola under a contract expiring in January 1996; contract revenues for the FPSO were lower than the corresponding periods of the prior year with a similar decrease in gross margins. Revenues from the FPSO for the three and six month periods ended September 30, 1995 and 1994 were $3,641,000 and $7,114,000, respectively, and $4,507,000 and $8,784,000, respectively; gross margins for the three and six month periods ended September 30, 1995 and 1994 were $1,724,000 and $3,441,000, respectively, and $2,446,000 and
     $4,707,000, respectively.

     Subsequent to the end of the quarter, the Company concluded a contract for continued operation of the FPSO for a period of four years commencing January 1996. Based on the Customer's anticipated increased production from recently completed wells, the provisions of the contract should allow the FPSO to contribute annual net financial results comparable to those currently being achieved.

     On August 14, 1995, the Company's semisubmersible rig, Ocean Developer, was lost at sea off the coast of West Africa; all crew members were safely evacuated. The rig was under tow en route to South Africa in anticipation of conversion into production service subject to final approval of a contract. The Company's interest in the rig was adequately insured and the insurance proceeds were collected in October. Recognition of any gain on the involuntary conversion is being deferred pending resolution of ongoing contract negotiations. In the event that a contract agreement can be reached, the Company anticipates being able to acquire another suitable rig for conversion to meet the Customer's requirements.


     Advanced Technologies

     Revenue and gross margin information is as follows:


                              Three Months Ended      Six Months Ended
                                 September 30,          September 30,
                               1995        1994       1995        1994

         (in thousands)
         Revenues            $ 19,735   $ 19,431    $ 36,074    $ 37,361
         Gross margins          3,467      4,562       6,411       9,642
         Gross margin %           18%        23%         18%         26%

     Revenues for the second quarter of fiscal 1996 were at approximately the same level as the corresponding period of the prior year but changes in the business mix in engineering work and poor results in the environmental services unit contributed to lower gross margins.

     Revenues and gross margins for the six month period ended September 30, 1995 decreased over the corresponding period of the prior year as a result of lower utilization of the Company's deep ocean search equipment, lower profitability in space-related product sales and lower engineering services activity.


     Other

     The provisions for income taxes were related to U.S. income taxes which were provided at estimated annual effective rates using assumptions as to earnings and other factors which would affect the tax calculation for the remainder of the fiscal year, and to the operations of foreign branches and subsidiaries which were subject to local income and withholding taxes. The Company's effective tax rate increased during the three and six month periods ended September 30, 1995 compared to the corresponding periods of fiscal 1995 as a result of an increase in the amount of business subject to taxing jurisdictions with higher effective tax rates, primarily the United States.

     Interest expense for the three and six month periods ended September 30, 1995 increased compared with the corresponding periods of the prior year as a result of borrowings under the Company's Credit Agreement.
     Interest income for the three and six month periods ended September 30, 1995 increased compared with the prior year primarily as a result of interest earned on financing of MOPS equipment for an oilfield customer.


                            PART II - OTHER INFORMATION


     Item 4.   Submission of Matters to a Vote of Security Holders.

        (a) The Company held its Annual Meeting of Shareholders on August 25, 1995.

        (c)  The following matters were voted upon at the Annual Meeting:

          Election of Directors.
          Nominee                Shares For          Shares Withheld
          Gordon M. Anderson     18,568,762          1,366,866
          David S. Hooker        18,573,312          1,362,316


          Ratification of the appointment of Arthur Andersen LLP as independent auditors of the Company.
          Shares For             Shares Against      Shares Abstained
          19,895,728             28,781              11,119




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



                                               OCEANEERING INTERNATIONAL, INC.
                                               (Registrant)






     Date:   November 9, 1995        By:  //s// JOHN R. HUFF
                                      John R. Huff, President and
                                      Chief Executive Officer





     Date:   November 9, 1995        By:  //s// MARVIN J. MIGURA
                                      Marvin J. Migura, Senior Vice President
                                      and Chief Financial Officer





     Date:   November 9, 1995        By:  //s// RICHARD V. CHIDLOW
                                      Richard V. Chidlow, Controller
                                      and Chief Accounting Officer