Form 10-Q
period 1995-12-31
OCEANEERING INTERNATIONAL INC
filed 1996-02-14
CIK 73756

FORM 10-Q
                           SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C. 20549


          [X]          QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended December 31, 1995

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

          Class                                Outstanding at January 31, 1996

          Common Stock, $.25 Par Value                       23,181,773 shares


          PART I - FINANCIAL INFORMATION
          Item 1.  Financial Statements.


                    OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES

                              CONSOLIDATED BALANCE SHEETS
                                     (in thousands)

                                                     December 31,  March 31,
                                                         1995        1995
                                                     (unaudited)   (audited)

          ASSETS
            Current Assets:

              Cash and cash equivalents                  $ 12,054   $ 12,865
              Accounts receivable (net of allowance
              for doubtful accounts of $1,222 at
              December 31 and $1,238 at March 31)          89,885     58,360

              Prepaid expenses and other                    5,520      4,613
              Total Current Assets                        107,459     75,838

            Property and Equipment, at cost:
              Marine services equipment                   185,354    175,528

              Mobile offshore production equipment         35,904     24,694

              Buildings, improvements and other            28,423     28,648
                                                          249,681    228,870

              Less: Accumulated Depreciation              142,891    134,515
              Net Property and Equipment                  106,790     94,355

            Goodwill (net of amortization
            of $2,273 and $1,546)                          12,324     13,051
            Investments and Other Assets                    5,076      4,508

              TOTAL ASSETS                               $231,649   $187,752
          LIABILITIES and SHAREHOLDERS' EQUITY

            Current Liabilities:
              Accounts payable                            $17,018   $ 15,228

              Accrued liabilities                          28,568     29,870
              Income taxes payable                          7,958      7,634

              Total Current Liabilities                    53,544     52,732

            Long-Term Debt                                 40,000      9,472
            Other Long-Term Liabilities                    11,990     10,408

            Shareholders' Equity                          126,115    115,140
              TOTAL LIABILITIES AND SHAREHOLDERS'
              EQUITY                                     $231,649   $187,752


          See Notes to Consolidated Financial Statements.

                    OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED STATEMENTS OF INCOME
                                      (unaudited)


                                                   For the Three Months Ended
                                                          December 31,

                                                     1995             1994
                                                (in thousands, except per share
                                                            amounts)


        Revenues                                    $ 74,236         $ 55,203

        Cost of services                              59,783           46,581
        Selling, general and administrative            8,792            9,818
        expenses

              Income (loss) from operations            5,661           (1,196)
        Interest income                                  551              124

        Interest expense                                (642)            (133)

        Other income (expense), net                     (154)            (118)
              Income (loss) before income taxes        5,416           (1,323)

        Provision for income taxes                    (1,888)          (1,527)
              Net income (loss)                     $  3,528         $ (2,850)

        Earnings (loss) per common share
        equivalent                                     $0.15           $(0.12)
        Weighted average number of common share
        equivalents outstanding                       23,267           24,150


        See Notes to Consolidated Financial Statements.

                    OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF INCOME

                                      (unaudited)


                                                   For the Nine Months Ended
                                                          December 31,
                                                     1995             1994

                                                (in thousands, except per share
                                                            amounts)


        Revenues                                    $222,865         $185,471
        Cost of services                             179,139          147,372

        Selling, general and administrative           25,753           26,995
        expenses
                 Income from operations               17,973           11,104

        Interest income                                1,203              411
        Interest expense                              (1,574)            (508)

        Other income (expense), net                     (131)            (371)
                 Income before income taxes           17,471           10,636

        Provision for income taxes                    (6,583)          (5,560)
                 Net income                         $ 10,888         $  5,076

        Earnings per common share equivalent           $0.47            $0.21
        Weighted average number of common share
        equivalents outstanding                       23,216           24,179


        See Notes to Consolidated Financial Statements.

                   OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (unaudited)

                                                            For the Nine Months
                                                            Ended December 31,
                                                               1995       1994
                                                              (in thousands)
      CASH FLOWS FROM OPERATING ACTIVITIES:

         Net Income                                          $10,888   $ 5,076
         Adjustments to reconcile net income to net cash
         provided by/(used in) operating activities:
             Depreciation and amortization                    15,306    11,911
             Currency translation adjustments and other          462       541

             Increase in accounts receivable                 (31,525)   (7,304)
             Increase in prepaid expenses and other
             current assets                                   (1,052)   (1,798)
             Increase in current liabilities                     847     2,228
             Increase (decrease) in other long-term
             liabilities                                       1,582    (3,245)

         Total adjustments to net income                     (14,380)    2,333
      NET CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES     (3,492)    7,409
      CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchases of property and equipment and other
         assets                                              (29,272)  (20,086)
         Decrease (increase) in investments                     (451)      227
      NET CASH USED IN INVESTING ACTIVITIES                  (29,723)  (19,859)
      CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from long-term borrowings, net of
         payments                                             30,528       (66)
         Proceeds from issuance of common stock less
         purchases of Treasury Stock                             750      (539)
         Treasury stock reissued                               1,126        --
      NET CASH PROVIDED BY FINANCING ACTIVITIES               32,404      (605)
      NET DECREASE IN CASH                                      (811)  (13,055)
      CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR           12,865    26,486
      CASH AND CASH EQUIVALENTS - END OF PERIOD              $12,054   $13,431

     See Notes to Consolidated Financial Statements.

                   OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (unaudited)


        1.   Basis of Presentation and Significant Accounting Policies

          These Consolidated Financial Statements are unaudited and have been prepared pursuant to instructions for the Quarterly Report on Form 10-Q required to be filed with the Securities and Exchange Commission and do not include all information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles. Management has reflected all adjustments which it believes are necessary to present fairly the Company's financial position at December 31, 1995 and its results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Registrant's Annual Report on Form 10-K for its fiscal year ended March 31, 1995. The results for interim periods are not necessarily indicative of annual results.


        2.   Cash and Cash Equivalents

          Cash and cash equivalents includes demand deposits and highly liquid interest-bearing investment grade securities. Approximately $1,400,000 and $1,500,000 of the Company's cash as of December 31 and March 31, 1995, respectively, was restricted and is posted as security in interest-bearing accounts related to litigation involving the Company's United Kingdom subsidiary. The Company believes it has adequate defenses to the claims and that the outcome will not have a material adverse effect on the financial position or results of operations of the Company.


        3.   Shareholders' Equity

          Shareholders' Equity consisted of the following:

                                                   Dec. 31,       March 31,
                                                      1995           1995
                                                   (unaudited)    (audited)

                                                    (in thousands, except
                                                         share data)
         Shareholders' Equity:
         Common Stock, par value $0.25;
            90,000,000 shares authorized;
            24,017,046 and 24,017,046 shares
            issued                                  $  6,004     $  6,004
         Additional paid-in capital                   81,586       80,800
         Treasury stock, 849,364 and 977,363
           shares, at cost                            (7,470)      (8,596)
         Retained earnings                            55,087       44,199
         Cumulative translation adjustments           (9,092)      (7,267)
         Total Shareholders' Equity                 $126,115     $115,140


        4.   Income Taxes

          Cash taxes paid were $6,158,000 and $7,100,000 for the nine months ended December 31, 1995 and 1994, respectively.



        Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


        Material Changes in Financial Condition

        At December 31, 1995, the Company's working capital was approximately $53.9 million, which included $10.6 million of unrestricted cash and cash equivalents. In November 1995, the Company announced that it had been awarded a contract by a major oil company to provide a floating production, storage and offloading ("FPSO") system. The contract is a dayrate lease arrangement which has an initial term of three years with a targeted commencement date of August 1996. The Company has purchased and is converting an existing 268,000 deadweight ton crude oil tanker into the FPSO system at an estimated capital cost of $70 million. The Company intends to arrange debt financing to fund the required capital expenditures and expects this project to contribute incremental annual earnings of approximately $0.30 per share during the contract term. In addition, the contract provides the customer with the option to purchase the vessel at any time during the three-year period which, if exercised, would increase the Company's expected earnings for that year.

        At December 31, 1995, the Company had borrowings of $40 million outstanding under its $75 million credit agreement, none of which is required to be repaid prior to fiscal 1999. The Company also has an uncommitted credit agreement with a bank in the amount of $20 million for use for letters of credit and short-term borrowings ("Uncommitted Line"). As of December 31, 1995, the Company had utilized $5.2 million for letters of credit under the Uncommitted Line.

        Capital expenditures were $29 million during the first nine months of fiscal 1996, as compared to $20 million during the corresponding period of the prior fiscal year. Fiscal 1996 expenditures included $12 million of construction costs for the FPSO, costs to complete the upgrade of two offshore support vessels and upgrades and additions to the Company's fleet of remotely operated vehicles ("ROVs"). Expenditures in fiscal 1995 were of a similar nature except for the FPSO.


        Results of Operations

        Consolidated revenue and margin information is as follows:


                               Three Months Ended      Nine Months Ended
                                  December 31,           December 31,
                                 1995       1994       1995        1994

                                   (in thousands, except percentages)

          Revenues            $ 74,236   $ 55,203    $222,865    $185,471
          Gross margin %           19%        16%         20%         21%
          Operating margin %        8%        (2%)         8%          6%


        The quarters ending June 30 and September 30 have generally been the Company's peak in both revenues and net income for its Oilfield Marine business. Revenues and net income in the Offshore Field Development and Advanced Technologies businesses are generally not seasonal.


        Oilfield Marine Services

        Revenue and gross margin information is as follows:


                               Three Months Ended      Nine Months Ended
                                  December 31,           December 31,
                                 1995       1994       1995        1994

                                   (in thousands, except percentages)


          Revenues            $ 32,865    $23,179    $100,910    $ 85,583
          Gross margins          2,917      1,892      16,461      14,781
          Gross margin %            9%         8%         16%         17%


        During the three and nine-month periods ended December 31, 1995, revenues for the Oilfield Marine Services segment grew and gross margins increased compared to those of the corresponding periods of the prior year as profitability for ROV services improved. However, diving margins declined as a consequence of competitive market conditions and operational difficulties experienced with Company-owned vessels, which resulted in increased costs and low utilization.

        Revenues and gross margins in fiscal 1995 were negatively impacted by a provision of $1.6 million to cover loss of revenues, various counterclaims and legal and arbitration costs relating to the unfavorable resolution of a 1992 contract dispute and by a provision of $1.0 million against potential losses on a foreign contract.


        Offshore Field Development

        Revenue and gross margin information is as follows:


                               Three Months Ended      Nine Months Ended
                                  December 31,           December 31,
                                 1995       1994       1995        1994

                                   (in thousands, except percentages)

          Revenues            $ 17,884    $15,217    $ 62,394    $ 45,720
          Gross margins          6,444      3,447      15,762      10,393
          Gross margin %           36%        23%         25%         23%


        Revenues and gross margins for the three and nine-month periods ended December 31, 1995 include a $2.7 million gain on the involuntary conversion of the OCEAN DEVELOPER rig which sank while under tow in August 1995. Recognition of this gain had been deferred pending resolution of contract negotiations with the intended customer which continued subsequent to the loss of the rig. These negotiations have failed to produce an agreement.

        Revenues and gross margins for the nine-month period ended December 31, 1995 increased over those of the corresponding period of the prior year primarily as a result of a contract to convert a jackup rig into a Mobile Offshore Production Systems ("MOPS") unit. The conversion was completed in the second quarter of fiscal 1996.

        The Company's existing FPSO system continued to work offshore Angola under a contract which expired in January 1996. A new four-year contract has been awarded for continued operations in the same location. Revenues and gross margins from this FPSO for the three and nine-month periods ended December 31, 1995 and 1994 were as follows:

                               Three Months Ended      Nine Months Ended
                                  December 31,           December 31,
                                 1995       1994        1995       1994

                                             (in thousands)

          Revenues             $ 3,762     $ 4,414     $ 10,876     $ 13,198
          Gross margins          2,141       2,207        5,582        6,914


        Advanced Technologies

        Revenue and gross margin information is as follows:


                               Three Months Ended      Nine Months Ended
                                  December 31,           December 31,
                                 1995       1994       1995        1994

                                   (in thousands, except percentages)

          Revenues            $ 23,487    $16,807    $ 59,561    $ 54,168
          Gross margins          5,092      3,283      11,503      12,925
          Gross margin %           22%        20%         19%         24%


        Revenues and margins for the third quarter of fiscal 1996 were higher than those of the corresponding period of the prior year as a result of increased activity in civil works projects and subsea cable burial.

        For the nine-month period ended December 31, 1995 revenues were higher than those of the corresponding period of the prior year as a result of higher activity in civil works projects and the subsea cable burial market, partially offset by lower utilization of the Company's deep ocean search and recovery equipment; gross margins were lower as a result of lower profitability in deep ocean search and recovery, space-related product sales, engineering and environmental services.


        Other

        Interest expense for the three and nine-month periods ended December 31, 1995 increased compared to that of the corresponding periods of the prior year as a result of additional borrowings under the Company s Credit Agreement. Interest income for the three and nine-month periods ended December 31, 1995 increased compared to that of the prior year primarily as a result of interest earned by financing the conversion costs of a MOPS unit for an oilfield customer.

        The provisions for income taxes were related to U.S. income taxes which were provided at estimated annual effective rates using assumptions as to earnings and other factors which would affect the tax calculation for the remainder of the fiscal year, and to the operations of foreign branches and subsidiaries which were subject to local income and withholding taxes. The Company's effective tax rate for the nine-month period ended December 31, 1995 was lower than that of the corresponding period of fiscal 1995 because of the impact of larger foreign losses in fiscal 1995 for which no tax benefit was available.

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



                                               OCEANEERING INTERNATIONAL, INC.
                                               (Registrant)






        Date:  February 8, 1996       By:  //s// JOHN R. HUFF
                                        John R. Huff, President and
                                        Chief Executive Officer





        Date:  February 8, 1996       By:  //s// MARVIN J. MIGURA
                                        Marvin J. Migura, Senior Vice
                                        President and Chief Financial Officer





        Date:  February 8, 1996       By:  //s// RICHARD V. CHIDLOW
                                        Richard V. Chidlow, Controller
                                        and Chief Accounting Officer