Form 10-K405
period 1996-03-31
OCEANEERING INTERNATIONAL INC
filed 1996-06-21
CIK 73756

FORM 10-K

                          SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C. 20549

          [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                       For the fiscal year ended March 31, 1996

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

                                         None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X, No .

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes X, No .

     Aggregate market value of the voting stock held by non-affiliates of the registrant at May 31, 1996, based upon the closing sale price of the Common
     Stock on the New York Stock Exchange                           $377,769,000

     Number of shares of Common Stock outstanding at May 31, 1996     23,310,206


                         Documents Incorporated by Reference:

     Portions of the proxy statement to be filed on or before July 29, 1996, pursuant to Regulation 14A of the Securities and Exchange Act of 1934 to the extent set forth in Part III, Items 10-13 of this report.





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

     PART IV
               Item 14   Exhibits, Financial Statement Schedules
                         and Reports on Form 8-K


     SIGNATURES

     INDEX TO FINANCIAL STATEMENTS AND SCHEDULES


     *    Refers the reader to Part IV, Item 14.


                                        PART I

     Item 1.   BUSINESS.

     General Development of Business

     Oceaneering International, Inc., (together with its subsidiaries, "Oceaneering" or the "Company") is an advanced applied technology company that provides engineered services and hardware to customers who operate in marine, space and other harsh environments. The Company supplies a comprehensive range of integrated technical services to a wide array of industries and is one of the world's largest underwater services contractors. Principal services are provided to the oil and gas industry and include drilling support, subsea construction, production systems, facilities maintenance and repair, survey and positioning and specialized onshore and offshore engineering and inspection. Oceaneering was organized in 1969 out of the combination of three diving service companies founded in the early 1960s. Since its establishment, the Company has concentrated on the development and marketing of underwater services requiring the use of advanced deepwater technology. The Company conducts operations in the United States and 29 other countries. The Company's international operations, principally in the North Sea, Africa, Far East and the Middle East, accounted for approximately 58% of its 1996 revenues, or $167 million.

     Since 1990, the Company has concentrated on expanding its capabilities to provide technical solutions to customers operating in harsh environments. It has accomplished this through acquisitions and internal growth.

     In January 1990, the Company acquired all of the outstanding capital stock of Sonsub Limited, a United Kingdom company, whose principal assets were ten work class Remotely Operated Vehicles ("ROVs"). ROVs are unmanned submersible vehicles operated from the surface that are used widely in the offshore oil and gas industry.

     In December 1990, the Company was awarded a contract by a major oil company to provide and maintain a Floating Production, Storage and Offloading system ("FPSO"). This represented the first major project for the Company's Offshore Production Systems division ("OPS") which was formed to develop economical production alternatives for offshore oil and gas fields. A 78,000 deadweight ton ("dwt") tanker was purchased and converted into an FPSO, the OCEAN PRODUCER, for this project. The unit was delivered to its first location in December 1991 and is currently operating offshore Angola.

     In August 1992, the Company acquired Eastport International, Inc., ("Eastport"), a designer, developer and operator of advanced robotic systems and ROVs specializing in the non-oilfield market, in a transaction accounted for as a pooling of interests. All financial information herein has been restated to include the results of Eastport from Eastport's inception (June 21, 1989). Eastport's assets included two specialized ROVs, one of which is rated for water depths to 25,000 feet, a deep tow sonar system and two other work class ROVs.

     In May 1993, the Company purchased the business and assets of the Space Systems Division of ILC Dover, Inc., ("ILC") which were consolidated with the Company's Oceaneering Space Systems division. This business designs, develops and fabricates spacecraft hardware and high temperature insulation products.

     In July 1993, the Company purchased Oil Industry Engineering, Inc., a designer and fabricator of subsea control systems, which now operates as the Oceaneering Intervention Engineering division ("OIE"). In March 1994, the Company purchased the operating subsidiaries of Multiflex International Inc., a manufacturer of subsea control umbilical cables, which now operates as the Oceaneering Multiflex division ("Multiflex"). Together with the Company's existing OPS division, these acquisitions form the basis of the Company's continuing expansion in the offshore field development business.

     In November 1995, the Company was awarded a contract with a major oil company for the provision of an FPSO. The Company is converting a 268,000 dwt tanker and the unit, the Company s second FPSO, the ZAFIRO PRODUCER, is targeted for delivery to its first operational location offshore West Africa in August 1996.

     The Company intends to continue its strategy of acquiring, as opportunities arise, additional assets or businesses, either directly through merger, consolidation or purchase, or indirectly through joint ventures. The Company is also applying its skills and technology in further developing business unrelated to the oil and gas industry and performing services for government agencies and firms in the telecommunications, aerospace, and civil engineering and construction industries. The Company is continually seeking opportunities for business combinations to improve its market position or expand into related service lines.

     Financial Information about Industry Segments

     The Company's business segments are Oilfield Marine Services, Offshore Field Development and Advanced Technologies. The table containing revenues, operating income, identifiable assets, capital expenditures, and depreciation and amortization by business segment for the years ended March 31, 1996, 1995 and 1994 is incorporated herein by reference from Note 6 of the Notes to Consolidated Financial Statements.

     Description of Business

     OILFIELD MARINE SERVICES

     The Company's Oilfield Marine Services business consists of underwater intervention and above-water inspection, maintenance and repair. All of these services are frequently provided to customers on an integrated basis.

     Underwater Intervention Services. The Company provides underwater support services for all phases of offshore oil and gas operations - exploration, development and production. During the exploration phase, the Company provides positioning, placement and monitoring of subsea exploration equipment, collects data on seafloor characteristics at proposed drilling sites and assists with the navigational positioning of drilling rigs. During the development phase, the Company assists with the installation of production platforms and the connection of subsea pipelines. During the production phase, the Company inspects, maintains and repairs offshore platforms, pipelines and subsea equipment.

     Underwater intervention services are performed by ROVs or divers. ROVs are used at depths or in situations in which diving would be uneconomical or infeasible. The Company believes that it operates the most technically advanced fleet of work class ROVs in the world, with about a 25% market share, and is the industry leader in providing ROV services on deepwater wells which are the most technically demanding. ROVs are used for a variety of underwater tasks including drill support, installation and construction support, pipeline inspections and surveys, and subsea production facility installation, operation and maintenance. An ROV may be outfitted with manipulators, sonar, television cameras, specialized tooling packages and other equipment or features to facilitate the performance of specific underwater tasks. The Company currently owns more than 70 work class and inspection class ROVs.

     When a project requires manned intervention, the Company uses divers or Atmospheric Diving Systems ("ADS") technology. An ADS encloses the operator in a one-atmosphere (surface pressure) diving suit and is suitable for use in water depths to 2,300 feet. The Company does not use divers (as distinguished from ADS operators) to perform functions in water depths greater than 1,000 feet.

     The Company also provides a range of survey and navigational positioning services for the oil and gas industry, as well as ocean search and recovery projects. Applications include surface positioning for rig moves and the installation of pipelines and platforms, subsea positioning and acoustics, geophysical surveys, deep tow surveys and pipeline surveys.

     Underwater services using all of these techniques are performed from drilling rigs, platforms, barges and vessels.

     Above-Water Inspection Services. Through its Solus Schall division ("Solus Schall"), the Company offers a wide range of inspection services to customers required to obtain third party inspections to satisfy contractual structural specifications and requirements, internal safety standards or regulatory requirements. Historically, the Company has focused on the inspection of pipelines and onshore fabrication of offshore facilities for the oil and gas industry. The Company also conducts inspections of other industrial equipment. Certain of Solus Schall's pipeline inspection activities are performed through the use of specialized X-ray crawlers, which travel independently inside pipelines, stopping to perform radiographic inspection of welds. Solus Schall derives the majority of its revenues from foreign operations.

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


     OFFSHORE FIELD DEVELOPMENT

     Mobile Offshore Production Systems. OPS was established as a division during 1989 to provide subsea intervention services and the engineering, procurement, construction, installation and operation of mobile offshore production systems ("MOPS") to customers for marginal and remote field production and extended well testing. The Company has been awarded several contracts pertaining to MOPS activities and subsea workover and maintenance needs, including deepwater extended well testing in the Gulf of Mexico and has served as prime contractor on an extended well testing project in the North Sea. The Company's first FPSO, the OCEAN PRODUCER, has been operating offshore West Africa since December 1991. The Company's second FPSO, the ZAFIRO PRODUCER, is targeted for delivery to its first location offshore West Africa in August 1996 to begin operations under a three-year contract with a major oil company.

     Subsea Products. OIE, Multiflex and the Pipeline Repair Systems unit of the Company form the Subsea Products division which complements the activities of OPS. OIE provides subsea intervention services, design and fabrication of ROV interface tooling, including ROV replaceable and ROV operable valves, and design and fabrication of subsea control systems.

     In March 1994, the Company acquired the business of Multiflex which has facilities in Houston, Texas and Edinburgh, Scotland for the production of subsea control umbilical cables. These cables are used for the remote operation of subsea installations and equipment and typically incorporate both electrical and hydraulic control lines.

     ADVANCED TECHNOLOGIES

     The Company provides project management, engineering services and equipment to non-oilfield customers for applications in harsh environments. The Company, through its Advanced Technologies ("ADTECH") segment, serves government agencies and firms in the telecommunications, aerospace, and civil engineering and construction industries. This is accomplished by using existing assets and by extending the use of technology developed in oilfield operations to new applications.

     ADTECH performs work for customers having specialized requirements underwater or in other harsh environments. ADTECH provides deep ocean search and recovery services for governmental bodies, including the U.S. Navy and the National Aeronautics and Space Administration ("NASA"). In other services for the Navy, Oceaneering provides various engineering and underwater services ranging from aircraft salvage and recovery operations to inspection and maintenance of the Navy's fleet of surface ships and submarines. The Company also maintains and operates deepwater cable lay and maintenance vehicles for AT&T Corp.

     ADTECH designs and operates ROVs that are rated for work in water depths from the surface to 25,000 feet. The more advanced ROVs owned by the Company are equipped with lighter umbilical cords containing optic fibers which allow for improved communications with the surface. Other specialized equipment owned by the Company includes ROV cable lay and maintenance equipment rated to 5,000 feet and deep tow, side scan sonar systems rated for use in 20,000 feet. The Company's deep tow systems have been used to locate downed aircraft in water depths to 14,700 feet.

     ADTECH also designs and develops specialized tools and builds ROV systems to customer specifications for use in deepwater and hazardous environments.

     As part of ADTECH, Oceaneering Space Systems ("OSS") directs the Company's efforts towards applying undersea technology and experience in the space industry. The Company has worked with NASA and NASA subcontractors on a variety of projects including portable life-support systems, decompression techniques, tools and robotic systems, and standards and guidelines to ensure robotic compatibility for space station equipment and payloads. OSS is developing cryogenic life-support system technology for neutral buoyancy testing and future space missions. Related life-support technology has been developed for future use by environmental remediation workers and fire fighters. OSS was expanded in 1994 by the purchase of the assets of ILC. ILC had supported NASA by producing space shuttle crew support equipment, including the design, development and fabrication of spacecraft extravehicular and intravehicular hardware and soft goods, air crew life-support equipment, mechanical and electromechanical devices and high temperature insulation. These activities have continued. The activities of OSS are substantially dependent on continued government funding for space programs.

     MARKETING

     Oilfield Marine Services. The Company markets its services primarily to international and foreign national oil and gas companies. It also provides services as a subcontractor to companies operating as prime contractors. Contracts are typically awarded on a competitive bid basis and are for the most part short-term.

     Offshore Field Development. The Company markets both its mobile offshore production systems and subsea products primarily to international and foreign national oil and gas companies, utilizing the Company's existing administrative structure to identify potential business opportunities.
     MOPS are offered for extended well testing, early production and development of marginal fields and prospects in areas lacking pipelines and processing infrastructure. Contracts are typically awarded on a competitive basis, generally for periods of one or more years. The Company owns one MOPS unit and is currently converting a second, both of which have long-term contracts. Further equipment will be added as profitable opportunities arise. The Company believes that Multiflex enables it to identify market opportunities at an earlier stage as umbilical design is typically part of the initial planning phase in field development. The Company is able to offer an integrated service consisting of design, engineering, project management and provision of hardware.

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

     Major Customers. Five principal customers of the Company accounted for approximately 29%, 34% and 36% of the Company's consolidated revenues in 1996, 1995 and 1994, respectively. No single customer accounted for more than 10% of the Company's consolidated revenues in 1996. The Royal Dutch Shell group of companies accounted for more than 10% of the Company's consolidated revenues in 1995 and 1994. Also see Note 6 of the Notes to Consolidated Financial Statements.

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

     The amounts of backlog orders believed to be firm for Oilfield Marine Services as of March 31, 1996 and 1995 were $100 million and $94 million, respectively. Of these amounts, $26 million and $39 million, respectively, were not expected to be performed within the year following such respective dates. At March 31, 1996 and 1995, the Company had approximately $144 million and $27 million, respectively, in backlog for Offshore Field Development. Of these amounts, $100 million and none, respectively, were not expected to be performed within the year following such respective dates. At March 31, 1996 and 1995, the Company had approximately $41 million and $39 million, respectively, in backlog for Advanced Technologies. Of these amounts, $4 million and $12 million, respectively, were not expected to be performed within the year following such respective dates.

     No material portion of the Company's business is subject to renegotiation of profits or termination of contracts by the United States government.

     The Company's research and development expenditures were approximately $5.8 million, $3.6 million and $3.7 million during 1996, 1995 and 1994, respectively. These amounts do not include, nor is the Company able to determine, the expenditures by others in connection with joint research activities in which the Company participated or expenditures by the Company in connection with research conducted during the course of performing field operations.

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

     In connection with its foreign operations, the Company is required in some countries to obtain licenses or permits in order to bid on contracts or otherwise to conduct business operations. Some foreign countries require that the Company enter into a joint venture or similar business arrangement with local individuals or businesses in order to conduct business. While not a formal requirement, Oceaneering's quality management systems covering the full range of subsea and topside services offered in the United Kingdom are certified to the British Standard BS 5750 Part 2:1987, which is the equivalent of ISO 9002. The quality management systems of both the OIE and Multiflex units of the Subsea Products Group are certified to ISO 9001 for their products and services.

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

     The primary industry that the Company serves, oil and gas, is a cyclical industry and remains volatile, resulting in potentially large fluctuations in demand for the Company's primary services, which could result in significant changes in the Company's revenues and profits. Although the oil and gas industry continues to be the Company's principal market, the Company also performs services for government agencies, and firms in the telecommunications, aerospace, and civil engineering and construction industries.

     The Company operates primarily as a subcontracting services company under short-term dayrate contracts. However, the Company also owns certain specialized capital assets, which if not fully utilized could have a negative effect on cash resources as a result of continuing fixed operating costs and reduced revenues.

     A significant part of the Company's operations is conducted outside the United States. For the years ended March 31, 1996, 1995 and 1994, foreign operations accounted for 58%, 51% and 61% of the Company's revenues, respectively.

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

     EMPLOYEES

     As of March 31, 1996, the Company had approximately 2,000 employees. The Company's work force varies seasonally and peaks during the summer months. Approximately 5% of the Company's employees are represented by unions. The Company considers its relations with its employees to be satisfactory.

     Foreign and Domestic Operations and Export Sales

     The table presenting revenues, profitability and assets attributable to each of Oceaneering's geographic areas for the years 1996, 1995 and 1994 is incorporated herein by reference from Note 6 of the Notes to Consolidated Financial Statements.

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

     Item 3.   LEGAL PROCEEDINGS.

     In the ordinary course of business, Oceaneering encounters actions for damages alleging personal injury under the general maritime laws of the United States, including the Jones Act, for alleged negligence. The Company reports actions for personal injury to its insurance carriers and believes that the settlement or disposition of such suits will not have a material effect on its financial position or results of operations. The information set forth under "Commitments and Contingencies - Litigation" in
     Note 5 of the Notes to Consolidated Financial Statements is incorporated herein by reference.

     Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the year ended March 31, 1996.

     Item 4a.  EXECUTIVE OFFICERS OF THE REGISTRANT.

     Executive Officers. The following is information with respect to the executive officers of Oceaneering International, Inc., as of June 1, 1996:

                                                                OFFICER EMPLOYEE
          NAME                AGE  POSITIONS                     SINCE     SINCE


          John R. Huff        50   Chairman of the Board,        1986      1986
                                   President and Chief Executive
                                   Officer

          T. Jay Collins      49   Executive Vice President -    1993      1993
                                   Oilfield Marine Services

          Marvin J. Migura    45   Senior Vice President and     1995      1995
                                   Chief Financial Officer

          F. Richard Frisbie  53   Senior Vice President -       1981      1974
                                   Marketing and Technology

          George R.           48   Vice President, General       1988      1988
          Haubenreich, Jr.         Counsel and Secretary

          Richard V. Chidlow  52   Controller and Chief          1990      1987
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

     Business Experience. John R. Huff has been a director, President and Chief Executive Officer of the Company since 1986. He was elected Chairman of the Board in August 1990. Prior to joining the Company in 1986, he served from 1980 until 1986 as Chairman and President of Western Oceanic Inc., the offshore drilling subsidiary of The Western Company of North America ("Western Oceanic"). He is a director of BJ Services Company, Triton Energy Limited and Production Operators Corp.

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

     Marvin J. Migura, Senior Vice President and Chief Financial Officer, joined the Company in May 1995. From 1975 to 1994 he held various financial positions with Zapata Corporation, a diversified energy services company, most recently as Senior Vice President and Chief Financial Officer from 1987 to 1994.

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

     George R. Haubenreich, Jr., Vice President, General Counsel and Secretary, joined the Company in 1988. From 1979 until joining the Company, he held various legal positions with The Coastal Corporation, a diversified energy company, his last being Senior Staff Counsel. From 1974 until 1979, he was an attorney with Exxon Company, U.S.A.

     Richard V. Chidlow, Controller and Chief Accounting Officer, joined the Company in 1987 as Controller for the Americas Region. From 1988 until 1990, he was Controller for the Europe, Africa and Asia group in Aberdeen, and was appointed to his present position in 1990. From 1975 until joining the Company he held various positions with Western Oceanic, his last being Manager of Accounting.



                                       PART II

     Item 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

     Oceaneering's Common Stock is listed on the New York Stock Exchange (symbol
     OII). The following table sets forth, for the periods indicated, the high and low closing sales prices for Oceaneering's Common Stock as reported on the New York Stock Exchange (consolidated transaction reporting system):

                                     Fiscal 1996         Fiscal 1995

                                    High     Low        High     Low
          For the quarter ended:

               June 30             $10-5/8   $ 8-7/8   $14-1/4   $11
               September 30         12-1/8     8-1/2    14-1/8    12-1/4
               December 31          13         8-3/4    13-1/8     9-3/4
               March 31             14-1/2    10-7/8    10-5/8     7-7/8

     On May 31, 1996, Oceaneering had 701 holders of record of its Common Stock, par value $0.25. On that date, the closing sales price of the shares, as quoted on the New York Stock Exchange, was $16-1/2.

     Oceaneering has made no Common Stock dividend payments since 1977. Its present bank credit agreement restricts aggregate dividends to 50% of cumulative net earnings from December 31, 1994.

     Item 6.   SELECTED FINANCIAL DATA.

     Results of Operations:

                                           Years Ended March 31,

                                 1996      1995       1994      1993      1992
                                (in thousands, except per share figures)

      Revenues               $289,506  $239,936   $229,760  $215,603  $193,582

      Cost of services        234,731   190,772    177,199   157,048   143,117
      Gross margin             54,775    49,164     52,561    58,555    50,465

      Selling, general and
      administrative
      expenses                 34,589    36,410     31,631    32,903    30,239
      Income from
      operations             $ 20,186  $ 12,754   $ 20,930  $ 25,652  $ 20,226

      Net income
      applicable to
      common stock           $ 12,357  $  5,496   $ 14,931  $ 19,401  $ 16,115

      Net income per
      common share
      equivalent                 0.53      0.23       0.62      0.82      0.68

      Depreciation and
      amortization             20,567    16,232     12,196    11,528     8,013
      Capital expenditures     57,171    32,057     36,730    11,996    35,312


     Other Financial Data:

                                                As of March 31,

                                 1996      1995       1994      1993      1992
                                         (in thousands, except ratios)

      Working capital
      ratio                      1.62      1.44       1.74      1.92      1.65
      Cash and cash
      equivalents             $ 9,351   $12,865    $26,486   $33,973   $23,281

      Working capital          42,427    23,106     34,425    42,492    28,556

      Total assets            256,096   187,752    171,993   154,524   144,905
      Short-term debt             183       118        124        96     2,065

      Long-term debt           48,000     9,472        171       235     2,311
      Total debt               48,183     9,590        295       331     4,376

      Shareholders' equity    127,098   115,140    113,353    98,331    86,622


     Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     All statements in this Form 10-K, other than statements of historical facts, including, without limitation, statements regarding the Company's business strategy, plans for future operations, and industry conditions, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company utilizes a variety of internal and external data and management judgement
     in order to develop such forward-looking information.   Although the
     Company believes that the expectations reflected in such forward-looking statements are reasonable, because of the inherent limitations in the forecasting process, as well as the relatively volatile nature of the industry in which the Company operates, it can give no assurance that such expectations will prove to have been correct. Accordingly, evaluation of future prospects of the Company must be made with caution when relying on forward-looking information.

     Liquidity and Capital Resources

     Oceaneering considers its liquidity and capital resources adequate to continue its growth initiatives. At March 31, 1996, the Company had working capital of $42 million, including $8 million of unrestricted cash. Additionally, the Company had $27 million available for borrowings under a $75 million credit facility and $13 million was unused under its $20 million uncommitted line of credit. In June 1996, an additional $45 million became available for borrowing when the credit facility was increased to $120 million. None of the $48 million of long-term bank debt is required to be repaid prior to 1999.

     The Company expects to meet its ongoing annual cash requirements from existing cash on hand, operating cash flow, and available credit facilities. Net income plus depreciation and amortization (commonly referred to as Cash Flow from Operations) of $33 million for 1996 represented a substantial improvement from the $22 million and the $27 million for 1995 and 1994, respectively.

     The Company considers its liquidity and capital resources adequate to support continuing operations and capital commitments. Working capital at the end of 1996 was approximately $19 million higher than that of the prior year. The higher working capital was primarily attributable to the receivable generated by a large MOPS conversion project completed for a customer during 1996. Subsequent to the year end, the receivable, which was not due until 1998, was paid in full by the customer and has therefore been treated as a current asset. In 1995 a higher level of capital expenditures, including business acquisitions, during a period of lower cash flows from operations contributed to a decline in working capital compared to the end of 1994. The $23 million of working capital as of March 31, 1995 compared to $34 million as of March 31, 1994.

     In November 1995, the Company announced that it had been awarded a contract by a major oil company to provide an FPSO system. The contract is a dayrate lease arrangement which has an initial term of three years with a targeted commencement date of August 1996. The Company purchased and is converting an existing 268,000 dwt crude oil tanker into the FPSO ZAFIRO PRODUCER at an estimated capital cost of $70 million. To facilitate the funding of the capital expenditures required for this project, the Company expanded its committed credit facility from $75 million to $120 million.

     The Company expects this project to contribute incremental annual earnings of approximately $0.30 per share during the contract term. This forward-looking statement is based on numerous assumptions, including the total capital cost, financing cost for the project, timely completion of the conversion of the vessel to an FPSO, and satisfactory Company performance under the contract. Accordingly, there can be no assurance that these results will be realized. In addition, the contract provides the customer with the options to either extend the contract at reduced rates or purchase the vessel and terminate the lease at any time during the initial three-year period. Exercise of the purchase option would increase the Company's expected earnings for that year and substantially increase the Company's liquidity.

     Capital expenditures for the years ended March 31, 1996, 1995 and 1994 were $57 million, $32 million and $37 million, respectively. Capital expenditures for 1996 included $30 million of acquisition and conversion costs of the ZAFIRO PRODUCER, completion of upgrades on two dynamically-positioned ("DP") vessels and additions to the Company's fleet of ROVs. Capital expenditures for 1995 included the purchase and upgrade of a DP offshore support vessel, acquisition of the remainder of the capital stock of a jointly owned company which owned an offshore support vessel, upgrades to ROVs and the acquisition of environmental services equipment. Capital expenditures for 1994 included the acquisition costs of the ILC, OIE and Multiflex businesses, additions and upgrades to the Company's fleet of ROVs and improvements to the FPSO OCEAN PRODUCER. Commitments for capital expenditures at the close of 1996 consisted of approximately $40 million required to complete the conversion of the ZAFIRO PRODUCER during 1997.

     During 1995 the Company completed the purchase of 1,000,000 shares of its stock pursuant to a plan approved in June 1994. The purchases were financed primarily by bank borrowings. After re-issue of shares to meet the Company's regular obligations to the Oceaneering Retirement Investment Plan and to satisfy share option exercises, there were 793,170 shares of treasury stock remaining at March 31, 1996.

     As a result of the increased level of capital expenditures and working capital, total debt increased from $9 million as of the end of 1995 to $48 million as of March 31, 1996. As a percentage of total capitalization, long-term debt during 1996 increased from 8% to 27%. The ratio of the Company's debt to total capitalization will vary from time to time depending primarily upon the level of capital spending. The debt level would be significantly reduced or eliminated if the customer exercises its option to purchase the ZAFIRO PRODUCER as previously discussed.

     Because of its significant foreign operations, the Company is exposed to currency fluctuations and exchange risks. The Company minimizes these risks primarily through matching, to the extent possible, revenues and expenses in the various currencies in which it operates. Cumulative translation adjustments as of March 31, 1996, relate primarily to the Company's permanent investment in and loans to its United Kingdom subsidiary. Inflation has not had a material effect on the Company in the past two years and no such effect is expected in the near future.

     See Item 1 - "Business - Description of Business - Risks and Insurance."

     Results of Operations

     Revenues of $290 million for 1996 represented a substantial increase from revenues of $240 million and $230 million for 1995 and 1994, respectively. Gross margin of $54.8 million also compared favorably to $49.2 million and $52.6 million for the prior two years. As a percentage of revenue, a gross margin of 19% for 1996 represented a slight decrease from the 20% margin for 1995 and compared to a 23% margin for 1994. Gross margins as a percentage of revenues vary depending upon the mix of the type of contracts (for example, subcontractor cost components) and may not be indicative of business trends. Net income of $12.4 million in 1996 was more than double the $5.5 million reported for 1995, but lower than the $14.9 million earned during 1994.

     Information on the Company's business segments is shown in Note 6 of the Notes to Consolidated Financial Statements.


     Oilfield Marine Services.

     During 1996, oilfield marine services segment revenues and profitability increased which resulted in a reduction of losses to $400,000. In 1995, revenues declined compared to the prior year and the operations resulted in a loss of $2.5 million for the year. Operating cash flow (defined as operating income plus depreciation and amortization) of $10.6 million for 1996 represented a significant increase from the $5.4 million for 1995, but was less than the $16.1 million during 1994.

     The new ROVs represent the Company's continued commitment to its oilfield marine services segment. During 1996, in response to increasing demand to support deepwater drilling and identified future construction and production maintenance work, the Company embarked on a major ROV fleet expansion program. By the middle of 1997, the size of the Company's work class ROV fleet will have been increased by a total of ten vehicles or 20%. These new vehicles are designed for use around the world in water depths to 10,000 feet and in severe weather conditions.

     The table below sets out revenues and profitability for the oilfield marine services segment for 1996, 1995 and 1994.


                                          For the Years Ended March 31,
                                       1996           1995           1994
                                       (in thousands, except percentages)

          Revenues                   $132,064       $106,294       $122,625
          Gross Margin                 21,154         19,872         31,355
          Gross Margin %                  16%            19%            26%

          Operating Income (loss)       (369)        (2,485)          9,194
          Operating Income (loss) %        0%           (2)%             7%


     Revenues increased 24% in 1996 compared to 1995, reflecting increased activity in all operating areas. The segment benefitted from higher revenues and gross margin contribution from the ROV fleet as requirements for vehicles to support exploration and development drilling activities from floating drilling rigs increased. However, these gains were partially offset by lower demand for diving services with correspondingly lower gross margin. In addition, operating results in the North Sea and Gulf of Mexico areas were negatively impacted by delays in the commissioning of support vessels which had undergone extensive refurbishment and upgrade during the year. Revenues and gross margin benefitted by $1.1 million from the settlement of a contract dispute which had been provided for in 1995. This adjustment increased gross margin % in 1996 by 1%.

     Revenues and margin declined in 1995 compared to 1994 as a result of reduced demand principally in the North Sea and West Africa operating areas. In addition, gross margin was negatively impacted in 1995 by an unfavorable arbitration ruling relating to a contract executed in 1991 and difficulties experienced in collection of the amounts due under a foreign contract. The provision for the arbitration ruling decreased gross margin by $1.6 million (1%). The provision relating to the difficulty in collecting amounts due under a foreign contract decreased gross margin by $1 million (1%). Oilfield marine services gross margin was 21% before the provisions.


     Offshore Field Development.

     This segment includes FPSO ownership and operations, engineering, design and project management services for other MOPS-related work, and subsea products.

     The table below sets out revenues and profitability for this segment for 1996, 1995 and 1994.

                                           For the Years Ended March 31,
                                        1996           1995           1994
                                        (in thousands, except percentages)

          Revenues                    $80,855        $62,918        $37,121
          Gross Margin                 21,758         13,726          4,432
          Gross Margin %                  27%            22%            12%

          Operating Income             15,567          6,676          1,191
          Operating Income %              19%            11%             3%


     Revenues and gross margin for 1996 were higher than for 1995 as a result of a large MOPS conversion project which was completed during the year and improved results in the subsea products business. The large MOPS project consisted of the conversion of a jackup drilling rig into production service for a customer. Results for this segment included a $2.7 million gain on the involuntary conversion of the semisubmersible rig, OCEAN DEVELOPER, which sank in August 1995 while under tow.

     Revenues from the FPSO OCEAN PRODUCER for 1996, 1995 and 1994 were $14.7 million, $16.7 million and $10.4 million, respectively. Gross margin contribution from the OCEAN PRODUCER'S operations for 1996, 1995 and 1994 totaled $7.6 million, $8.7 million and $2.1 million, respectively. During 1996 the OCEAN PRODUCER continued to work offshore Angola and in January 1996 commenced operations under a new four-year contract in the same location.

     Revenues and gross margin for the Offshore Field Development segment for 1995 were higher than for 1994 as a result of the contribution of Multiflex which was acquired in March 1994, increased activity in the OIE division and a full year of profitable FPSO operations.

     Revenues and gross margin for the Offshore Field Development segment for 1994 were negatively impacted by the operations of the OCEAN PRODUCER, which was contracted on a month to month basis for the first two quarters at rates which were sufficient only to cover cash expenses. From the fourth quarter of 1994, the OCEAN PRODUCER operated under a contract providing substantially higher rates than its previous contract. Segment revenues and margin for 1994 were favorably impacted by a large project which the Company completed in the North Sea.

     The Company is presently converting a 268,000 dwt tanker into its second FPSO, the ZAFIRO PRODUCER, which is targeted to be delivered to a customer offshore West Africa in August 1996 under a three-year contract. Construction is being financed under the Company's bank credit facilities which were increased to provide sufficient resources for this project. The multi-year contracts for the OCEAN PRODUCER and the ZAFIRO PRODUCER provide the Company with a significant level of contracted backlog.

     The Company expects to continue to invest in other MOPS assets as profitable opportunities arise, subject to the availability and acquisition of assets suitable for MOPS application.

     Advanced Technologies.

     The table below sets out revenues and profitability for this segment for 1996, 1995 and 1994.

                                           For the Years Ended March 31,
                                        1996           1995           1994
                                        (in thousands, except percentages)

          Revenues                    $76,587        $70,724        $70,014
          Gross Margin                 11,863         15,566         16,774
          Gross Margin %                  15%            22%            24%

          Operating Income              4,988          8,563         10,545
          Operating Income %               7%            12%            15%

     Revenues for 1996 increased over 1995 as a result of an increase in subsea telecommunication cable burial activities, space related product sales and marine civil engineering and construction work. Gross margin declined in 1996 compared to 1995 due to reduced utilization of the Company's deep ocean search and recovery equipment, lower service requirements by the U.S. Navy and complications experienced on a cable burial project completed in the fourth quarter.

     Revenues for 1995 were at the same level as for 1994. Gross margin decreased as a result of lower demand for engineering services and costs associated with entry into the environmental services business.


     Other.

     Selling, general and administrative expenses were $34.6 million in 1996 compared to $36.4 million in 1995 and $31.6 million in 1994. The increase during 1995 reflected the addition of the Multiflex operations and included $0.5 million of nonrecurring cost related to the consolidation of operational bases in Scotland.

     Interest income increased by $1.2 million in 1996 compared to 1995 as a result of interest earned on the receivable related to the MOPS conversion project. Interest expense increased by $1.6 million in 1996 compared to 1995 as a result of increased borrowings to finance the MOPS conversion project and continuing capital expenditures in oilfield marine services.

     The Company's effective tax rate decreased in 1996 compared to 1995 as a result of decreased losses in areas, primarily in the United Kingdom tax jurisdiction, where the Company derives no tax benefit as it already has net operating loss carryforwards. The Company's effective tax rate increased during 1995 compared to 1994 as a result of an increase in the amount of pre-tax income subject to taxing jurisdictions with higher effective tax rates, primarily the United States, and losses in 1995 in areas where the Company derives no tax benefit as it already has net operating loss carryforwards.


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


     Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
     None.

                                       PART III

     Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information with respect to the directors and nominees for election to the Board of Directors of Oceaneering International, Inc., is incorporated by reference from Oceaneering International, Inc.'s definitive proxy statement to be filed on or before July 29, 1996, pursuant to Regulation 14A under the Securities Exchange Act of 1934. The information with respect to the executive officers of Oceaneering International, Inc., is provided under Item 4a of Part I of this Annual Report on Form 10-K.

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

               2.   Exhibits:

                                             Registration
                                             or File   Form or         Exhibit
     Exhibit                                 Number    Report  Date    Number

       3       Articles of Incorporation
               and By-laws
       *3.01   Certificate of Incorporation,
               as amended                    0-8418    10-K    March 1988  3(a)
       *3.02   By-laws, as amended           0-8418    10-K    March 1987  3(b)
       *3.03   Amendment to Certificate
               of Incorporation              33-36872  S-8     Sept. 1990  4(b)
       *3.04   Amendment to By-laws          0-8418    10-K    March 1991  3(d)
       *3.05   Amendment to By-laws          1-10945   8-K     Nov. 1992   2
       4       Instruments defining the rights
               of security holders, including
               indentures
       *4.01   Specimen of Common Stock
               Certificate                   1-10945   10-K    March 1993  4(a)
       *4.02   Interest Rate and Currency
               Exchange Agreement dated
               July 29, 1991                 0-8418    10-Q    Sept. 1991  4(a)
       *4.03   Shareholder Rights Agreement
               dated November 20, 1992       1-10945   8-K     Nov. 1992   1
       *4.04   Bank Credit Agreement dated
               April 12, 1995                1-10945   10-K    March 1995  4.04
        4.05   Amended and Restated Bank Credit
               Agreement dated June 12, 1996
      10       Material contracts
      *10.01   1981 Incentive Stock Option
               Plan, as amended              2-80506   S-8     Sept. 1987  28(e)
       10.02   Oceaneering Retirement
               Investment Plan, as amended
      *10.03   Employment Agreement dated
               August 15, 1986 between
               John R. Huff and Registrant   0-8418    10-K    March 1987  10(l)
       10.04   Addendum to Employment Agreement
               dated February 22, 1996 between
               John R. Huff and Registrant
      *10.05   1987 Incentive and Non-
               Qualified Stock Option Plan   33-16469  S-1     Sept. 1987  10(o)
      *10.06   Oceaneering International, Inc.
               Special Incentive Plan        33-16469  S-1     Sept. 1987  10(n)
      *10.07   Senior Executive Severance
               Plan, as amended              0-8418    10-K    March 1989  10(k)
      *10.08   Supplemental Senior Executive
               Severance Agreements, as
               amended                       0-8418    10-K    March 1989  10(l)
      *10.09   Oceaneering International, Inc.
               Executive Retirement Plan,
               as amended                    1-10945   10-K    March 1995  10.08
      *10.10   Share Purchase Agreement
               related to the purchase of
               Sonsub Limited                0-8418    8-K     Jan. 1990    2
      *10.11   1990 Long-Term Incentive Plan 33-36872  S-8     Sept. 1990   4(f)
      *10.12   1990 Nonemployee Directors
               Stock Option Plan             33-36872  S-8     Sept. 1990   4(g)
      *10.13   Indemnification Agreement
               between Registrant and its
               Directors                     0-8418    10-Q    Sept. 1991  10(a)
      *10.14   1991 Executive Incentive
               Agreements                    0-8418    10-K    March 1992  10(p)
      *10.15   Restricted Stock Award
               Incentive Agreements          1-10945   10-K    March 1994  10(q)
       10.16   Restricted Stock Award
               Incentive Agreement
       10.17   Bank Uncommitted Credit Line
               Agreement dated March 29, 1996
       10.18   1996 Bonus Award Plan
       21      Subsidiaries of the Registrant
       23      Consent of Independent Public
               Accountants
       24      Powers of Attorney
       27      Financial Data Schedule

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

                                             OCEANEERING INTERNATIONAL, INC.


          Date:  June 21, 1996               By: //s//JOHN R. HUFF
                                             John R. Huff
                                             President and Chief Executive
                                        Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Signature              Title                           Date


     //s// JOHN R. HUFF          President, Principal            June 21, 1996
     John R. Huff                Executive Officer, Director


     //s// MARVIN J. MIGURA      Senior Vice President,          June 21, 1996
     Marvin J. Migura            Principal Financial Officer


     //s// RICHARD V. CHIDLOW    Controller, Principal           June 21, 1996
     Richard V. Chidlow          Accounting Officer


     CHARLES B. EVANS*           Director
     DAVID S. HOOKER*            Director
     D. MICHAEL HUGHES*          Director



     *By: //s// GEORGE R. HAUBENREICH, JR.                       June 21, 1996
          George R. Haubenreich, Jr.
          Attorney-in-Fact



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

     Consolidated Statements of Income

     Consolidated Statements of Cash Flows

     Consolidated Statements of Shareholders' Equity

     Notes to Consolidated Financial Statements

     Selected Quarterly Financial Data


     Index to Schedules

     The schedules have been omitted because of the absence of the condition under which they are required or because the required information is included in the financial statements or related footnotes thereto.


                       REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

     To Oceaneering International, Inc.:

     We have audited the accompanying consolidated balance sheets of Oceaneering International, Inc. (a Delaware corporation) and subsidiaries as of March 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended March 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oceaneering International, Inc. and subsidiaries as of March 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1996 in conformity with generally accepted accounting principles.





     ARTHUR ANDERSEN LLP



     Houston, Texas
     May 16, 1996



                   OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                  (in thousands)
                                      ASSETS



                                             March 31, 1996   March 31, 1995
      CURRENT ASSETS:

         Cash and cash equivalents                 $ 9,351        $  12,865
         Accounts receivable, net of
         allowances for doubtful accounts
         of $1,201 and $1,238                       96,391           58,360

         Prepaid expenses and other                  4,733            4,613

            Total current assets                   110,475           75,838


      PROPERTY AND EQUIPMENT, at cost:
         Marine services equipment                 187,337          175,528

         Mobile offshore production
         equipment                                  56,607           24,694
         Other                                      29,438           28,648

                                                   273,382          228,870

         Less accumulated depreciation             145,105          134,515

            Net property and equipment             128,277           94,355

      INVESTMENTS AND OTHER ASSETS:
         Goodwill, net of amortization of
         $2,515 and $1,546                          12,082           13,051

         Other                                       5,262            4,508

      TOTAL ASSETS                                $256,096         $187,752


                    See Notes to Consolidated Financial Statements



                   OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS
                          (in thousands, except share data)

                         LIABILITIES AND SHAREHOLDERS' EQUITY


                                          March 31, 1996   March 31, 1995

      CURRENT LIABILITIES:
         Accounts payable                       $25,607          $15,228

         Accrued liabilities                     35,823           29,870

         Income taxes payable                     6,618            7,634

             Total current liabilities           68,048           52,732

      LONG-TERM DEBT                             48,000            9,472

      OTHER LONG-TERM LIABILITIES                11,921            9,507

      MINORITY INTERESTS                          1,029              901

      COMMITMENTS AND CONTINGENCIES
      SHAREHOLDERS' EQUITY:

         Common Stock, par value $0.25;
             90,000,000 shares
             authorized; 24,017,046
             shares issued                        6,004            6,004

         Additional paid-in capital              81,921           80,800

         Treasury stock; 793,170 and
         977,363 shares at cost                  (6,976)          (8,596)
         Retained earnings                       56,556           44,199

         Cumulative translation
         adjustments                            (10,407)          (7,267)

             Total shareholders' equity         127,098          115,140
      TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY                     $256,096         $187,752

                    See Notes to Consolidated Financial Statements



                   OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except share data)


                                         For the Years Ended March 31,

                                          1996       1995      1994


      REVENUES                          $289,506   $239,936  $229,760

      COST OF SERVICES                   234,731    190,772   177,199
      SELLING, GENERAL AND
      ADMINISTRATIVE EXPENSES             34,589     36,410    31,631

         Income from operations           20,186     12,754    20,930

      INTEREST INCOME                      1,774        547       831

      INTEREST EXPENSE                    (2,286)      (695)     (951)

      OTHER INCOME (EXPENSE), NET            286       (383)       48
      MINORITY INTERESTS                    (108)       287       (99)

         Income before income taxes       19,852     12,510    20,759

      PROVISION FOR INCOME TAXES          (7,495)              (5,828)

      NET INCOME                        $ 12,357    $ 5,496  $ 14,931


      NET INCOME PER COMMON SHARE
      EQUIVALENT                          $  0.53   $  0.23   $  0.62



                    See Notes to Consolidated Financial Statements



                   OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (in thousands)



                                                         For the Years Ended
                                                              March 31,

                                                        1996    1995      1994
     CASH FLOWS FROM OPERATING ACTIVITIES:
        Net income                                    $12,357  $ 5,496  $14,931

        Adjustments to reconcile net income to net
        cash provided by operating activities:
          Depreciation and amortization                20,567   16,232   12,196
          Currency translation adjustments and other    1,308    1,855      210
          Decrease (increase) in accounts receivable  (38,031)  (6,797)   2,601

          Decrease (increase) in prepaid expenses
          and other current assets                       (120)  (1,849)   2,433

          Increase in other assets                       (512)  (1,986)     (41)
          Increase (decrease) in accounts payable      10,379    1,331   (4,048)
          Increase (decrease) in accrued liabilities    6,023    4,062   (1,840)

          Increase (decrease) in income taxes
          payable                                      (1,125)     951      265
          Increase (decrease) in other long-term
          liabilities                                   2,542   (1,673)   1,564
        Total adjustments to net income                 1,031   12,126   13,340
     NET CASH PROVIDED BY OPERATING ACTIVITIES         13,388   17,622   28,271


     CASH FLOWS FROM INVESTING ACTIVITIES:
        Purchases of property and equipment           (57,171) (32,057) (14,866)
        Business acquisitions, net of cash acquired        --       --  (21,336)


     NET CASH USED IN INVESTING ACTIVITIES            (57,171) (32,057) (36,202)

     CASH FLOWS FROM FINANCING ACTIVITIES:
        Proceeds from long-term bank borrowings        38,600    9,400       --

        Payments on long-term debt                        (72)     (99)     (96)
        Proceeds from issuance of common stock          1,741      109      540
        Purchases of treasury stock                        --   (8,596)      --
     NET CASH PROVIDED BY FINANCING ACTIVITIES         40,269      814      444
     NET DECREASE IN CASH AND CASH EQUIVALENTS         (3,514) (13,621)  (7,487)

     CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR     12,865   26,486   33,973
     CASH AND CASH EQUIVALENTS - END OF YEAR          $ 9,351  $12,865  $26,486

                    See Notes to Consolidated Financial Statements

                                 OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                               For the Years Ended March 31, 1996, 1995 and 1994

                                                                (in thousands)


                                                                      Additional                                  Cumulative
                                           Common Stock Issued          Paid-in        Treasury    Retained      Translation
                                        Shares       Amount          Capital          Stock     Earnings       Adjustment    Total
Balance, March 31, 1993             23,573    $ 5,893          $78,921       $    --       $23,772         $(10,255)    $98,331

Net Income                              --         --               --            --        14,931               --      14,931

Translation adjustments                 --         --               --            --            --           (1,156)     (1,156)
Stock options exercised                 84         21              519            --            --               --         540

Restricted Stock issued                339         85              299            --            --               --         384

Tax benefit from exercise of
options                                 --         --              323            --            --               --         323

Balance, March 31, 1994             23,996      5,999           80,062            --        38,703          (11,411)    113,353
Net Income                              --         --               --            --         5,496               --       5,496

Translation adjustments                 --         --               --            --            --            4,144       4,144

Stock options exercised                 21          5              104            --            --               --         109

Restricted Stock plan compensation
expense                                 --         --              634            --            --               --         634
Treasury stock purchase of 977
shares, at cost                         --         --               --        (8,596)           --               --      (8,596)

Balance, March 31, 1995             24,017      6,004           80,800        (8,596)       44,199           (7,267)    115,140

Net Income                              --         --               --            --        12,357               --      12,357

Translation adjustments                 --         --               --            --            --           (3,140)     (3,140)
Stock options exercised                 --         --              113           497            --               --         610

Restricted Stock plan compensation
expense                                 --         --            1,008            62            --               --       1,070

Treasury stock issued to Company
Benefit Plan, at average cost           --         --               --         1,061            --               --       1,061

Balance, March 31, 1996             24,017    $ 6,004          $81,921       $(6,976)      $56,556         $(10,407)   $127,098


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

          Cash and Cash Equivalents

     Cash and cash equivalents include demand deposits and highly liquid investments with original maturities of three months or fewer from the date of the investment. Approximately $1.4 million and $1.5 million of the Company's cash at March 31, 1996 and 1995, respectively, was restricted and is deposited as security in interest bearing accounts in connection with legal proceedings.

          Depreciation and Amortization

     The Company provides for depreciation of Property and Equipment primarily on the straight-line method over estimated useful lives of 3 to 12 years for marine services equipment, 10 years for mobile offshore production equipment and 3 to 25 years for buildings, improvements and other equipment.

     The costs of repair and maintenance of Property and Equipment are charged to operations as incurred, while the costs of improvements are capitalized. Upon the disposition of property and equipment, the related cost and accumulated depreciation accounts are relieved and the resulting gain or loss is included as an adjustment to cost of sales.

     Goodwill arising from business acquisitions is amortized on the straight-line method over 15 years.

     Management periodically and upon the occurrence of a triggering event, reviews the realizability of goodwill and other long-term assets and makes any appropriate impairment adjustments and disclosures required by generally accepted accounting principles.

     In March 1995, Statement of Financial Accounting Standards Board standard number ("SFAS") 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," was issued. SFAS 121, which becomes effective for fiscal years beginning after December 15, 1995, requires that certain long-lived assets be reviewed for impairment whenever events indicate that the carrying amount of an asset may not be recoverable and that an impairment loss be recognized under certain circumstances in the amount by which the carrying value exceeds the fair value of the asset. The Company will adopt SFAS 121 in 1997, as required, and believes the adoption will have no material effect on the Company's results of operations or financial position.

          Revenue Recognition

     The Company's revenues are primarily derived from billings under contracts that provide for specific time, material and equipment charges, which are accrued daily and billed monthly. Significant lump-sum contracts are accounted for using the percentage-of-completion method. Revenues on contracts with a substantial element of research and development are recognized to the extent of cost until such time as the probable final profitability can be determined. Anticipated losses on contracts, if any, are recorded in the period that such losses are first determinable.

          Income Taxes

     Effective 1994, the Company adopted SFAS 109, "Accounting for Income Taxes", which supersedes SFAS 96. The cumulative impact of the adoption of this standard was not material.

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

          Net Income Per Common Share Equivalent

     Net income per common share equivalent has been computed on the basis of the weighted average number of shares of Common Stock and Common Share Equivalents outstanding in each year (23,258,000, 24,047,000 and 24,069,000 in 1996, 1995 and 1994, respectively).

          Other Long-Term Liabilities

     At March 31, 1996 and 1995, other long-term liabilities include $8.3 million and $6.6 million, respectively, for self-insurance reserves not expected to be paid out in the following year and $3.7 and $2.4 million, respectively, for deferred income taxes.

          Reclassifications

     Certain amounts from prior years have been reclassified to conform with the current year presentation.

          Acquisitions

     In May 1993, the Company purchased the business and assets of the Space Systems Division of ILC Dover, Inc. ("ILC"). ILC designs, develops and fabricates spacecraft hardware and high temperature insulation products.
     In July 1993, the Company purchased Oil Industry Engineering, Inc., a designer and fabricator of subsea control systems and in March 1994, the Company purchased the operating subsidiaries of Multiflex International Inc., a manufacturer of subsea control umbilical cables. Total cost of the three acquisitions was $21 million cash. The acquisitions were accounted for under the purchase method and the operating results of the businesses acquired are included in the consolidated financial statements of the Company from the respective dates of acquisition. The costs of acquisition have been allocated on the basis of the estimated fair value of the assets acquired and liabilities assumed. This allocation resulted in goodwill of approximately $14 million. Had these acquisitions taken place at the beginning of 1993, unaudited pro forma revenues, net income, and net income per common share equivalent of the Company for 1994 would have been $259 million, $15 million and $0.64. The pro forma information has been prepared for comparative purposes only and is not necessarily indicative of the operating results that would have occurred had the acquisitions taken place at the beginning of 1993, nor are they necessarily representative of operating results which may occur in the future.

          Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


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

     The provision for income taxes for the year ended March 31, 1996 includes a provision for U.S. federal and state income taxes of $5.4 million and foreign taxes of $2.1 million. The provision for income taxes for the year ended March 31, 1995, included a provision for U.S. federal and state income taxes of $5.1 million and foreign taxes of $1.9 million. The provision for income taxes for the year ended March 31, 1994, included a provision for U.S. federal and state income taxes of $3.1 million and foreign taxes of $2.7 million. As of March 31, 1996, the Company had loss carryforwards of approximately $27 million which are available to reduce future United Kingdom Corporation Tax which would otherwise be payable.

     The provision for income taxes for the year ended March 31, 1996, consists of $6.5 million for current taxes and $1.0 million for net deferred taxes. The provision for income taxes for the year ended March 31, 1995, consisted of $9.0 million for current taxes less $2.0 million in net deferred taxes. The provision for the year ended March 31, 1994 consisted primarily of current taxes.

     Cash taxes paid were $7.5 million, $8.1 million and $5.8 million for the years ended March 31, 1996, 1995 and 1994, respectively.


     As of March 31, 1996 and 1995, the Company's worldwide deferred tax assets and liabilities and related valuation reserves were as follows:

                                                     March 31,
                                                  1996      1995
                                                  (in thousands)

     Gross deferred tax assets                 $14,166   $12,949
     Valuation allowance                       (10,183)   (9,144)
          Net deferred tax assets              $ 3,983   $ 3,805

          Deferred tax liabilities             $ 3,666   $ 2,441


     The Company's deferred tax assets consist primarily of net operating loss carryforwards ("NOLs") in its United Kingdom subsidiary; these NOLs have no expiration date. Deferred tax liabilities consist of depreciation and amortization and installment sale gain recognition.

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

     Income taxes, computed by applying the federal statutory income tax rate to income before income taxes and minority interests, are reconciled to the actual provisions for income taxes as follows:

                                                    For the Years Ended
                                                          March 31,
                                                  1996      1995      1994
                                                       (in thousands)

     Computed U.S. statutory expense           $ 6,986   $ 4,278   $ 7,300
     Change in valuation allowances              1,039     2,475    (1,723)
     Withholding taxes and foreign
       earnings taxed at rates different
       from U.S. statutory rates and
       other, net                                 (530)      261       251

     Total provision for income taxes          $ 7,495   $ 7,014   $ 5,828


     3.   DEBT

     Long-term debt:                                    March 31,
                                                  1996           1995
                                                     (in thousands)

     Bank debt                                 $48,000         $9,400
     Capital lease obligations                      --             72
     Total long-term debt                      $48,000         $9,472


                                  Maturity Schedule
                                    (in thousands)

                              Year
                              1997                  --
                              1998                  --
                              1999             $24,000
                              2000              24,000
                              2001                  --


          Credit Agreement

     On April 12, 1995, the Company and a group of banks signed a credit agreement in the amount of $75 million (the "Credit Agreement"). At March 31, 1996 the weighted average interest rate on outstanding borrowings under the Credit Agreement was 6.1% per annum. There is a commitment fee of 0.225% per annum on the unused portion of the banks' commitment.

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

     The Company has an uncommitted credit agreement dated March 29, 1996 with a bank in the amount of $20 million for use for borrowings and letters of credit (the "Uncommitted Line"). As of March 31, 1996, the Company had approximately $7.2 million in letters of credit outstanding under this agreement.

     Effective October 1, 1991, the Company entered into an interest rate swap agreement to reduce the impact of changes in interest rates under a then-existing term loan facility. The notional amount declines by $1.5 million on the first business day of each calendar quarter and was $4.5 million at March 31, 1996. The fixed rate in the swap is 7.9% and the floating rate is the three-month LIBOR. The Company benefits under the agreement if LIBOR exceeds the fixed rate. The differential to be paid or received is recognized as interest expense or income on a current basis.

     Cash interest payments of $2.2 million, $900,000 and $1.1 million were made in 1996, 1995 and 1994, respectively. In 1996 interest expense of $300,000 was capitalized as part of construction in progress.

     Subsequent Event (unaudited)

     In June 1996, the Credit Agreement referred to above was amended and credit availability increased to $120 million. The interest rate for Euro-Dollar loans when the total amount borrowed is $100 million or greater is LIBOR plus 3/4%.


     4.   EMPLOYEE BENEFIT PLANS

          Retirement Investment Plans

     The Company currently has four separate employee retirement investment plans which cover its full-time employees. The Oceaneering Retirement Investment Plan is a deferred compensation plan in which domestic employees may participate by deferring a portion of their gross monthly salary and directing the Company to contribute the deferred amount to the plan. The Company matches a portion of the deferred compensation. The Company's contributions to the plan were $1,294,000, $992,000 and $807,000 for the plan years ended December 31, 1995, 1994 and 1993, respectively. The second plan is the Oceaneering International Services Pension Scheme for employees in the United Kingdom. The Company provides funding for this plan based on actuarial calculations. The plan assets exceed vested benefits and are not material to the assets of the Company. Company contributions were $57,000, $67,000 and $85,000 for the years ended March 31, 1996, 1995 and 1994, respectively. There have been no new participants in this plan since March 1990. The third plan is the Personal Pension Plan for employees in the United Kingdom. Under this plan, which became effective May 1991, employees may contribute a portion of their gross monthly salary. The Company also contributes a portion of the participants' gross monthly salary. Company contributions to this plan for the years ended March 31, 1996, 1995 and 1994, were $115,000, $108,000 and
     $62,000, respectively. The fourth plan, the Oceaneering International, Inc. Executive Retirement Plan, covers selected key management employees and executives of the Company as approved by the Compensation Committee of the Company's Board of Directors ("Compensation Committee"). The participants in this plan may contribute a portion of their gross monthly salary and the Company matches up to 100% of that contribution. Company expense related to this plan during the years ended March 31, 1996, 1995 and 1994, was $362,000, $287,000 and $220,000, respectively.

          Incentive and Stock Option Plans

     The Company has in effect shareholder approved nonemployee director stock option and long-term incentive plans. Under the 1990 Nonemployee Director Stock Option Plan ("Nonemployee Director Plan"), options to purchase up to an aggregate of 100,000 shares of the Company's Common Stock may be granted to nonemployee directors of the Company. Each director of the Company is automatically granted an option to purchase 2,000 shares of Common Stock on the date the director becomes a nonemployee director of the Company and each year thereafter at an exercise price per share equal to 50% of the fair market value of a share of Common Stock on the date the option is granted. The options granted are not exercisable until the later to occur of six months from the date of grant or the date the optionee has completed two years of service as a director of the Company. Expense is recorded related to these options which have an exercise price less than fair market value on the date the option is granted. Expense in 1996, 1995 and 1994 was not material.

     Under the 1990 Long-Term Incentive Plan ("Incentive Plan"), a total of 1,600,000 shares of Common Stock, or cash equivalents of Common Stock, are available for awards to employees and other persons (excluding nonemployee directors) having an important business relationship with the Company and its subsidiaries. The Incentive Plan is administered by the Compensation Committee, which determines the type or types of award(s) to be made to each participant and sets forth in the related award agreement the terms, conditions and limitations applicable to each award. The Compensation Committee may grant stock options, stock appreciation rights, stock and cash awards. Options are normally granted at not less than fair market value of the optioned shares at the date of grant. Options outstanding are exercisable over a period up to ten years, vesting at the rate of 20% per year for three years beginning one year after grant and 40% at the end of the fourth year. In 1992, the Compensation Committee granted to certain key executives of the Company contingent cash incentive awards totaling a maximum aggregate amount of $2,000,000 payable over a three-year period, conditional upon the achievement of certain performance goals for the Company's Common Stock and continued employment of participants. In September 1992, the performance requirement for the Company's Common Stock was met; in September 1995 the last of four equal installments was paid to the participants. During 1994 and 1996, the Compensation Committee granted to certain key executives of the Company restricted Common Stock of the Company designed (i) to make a material portion of their potential future compensation contingent on performance of the Company's Common Stock and
     (ii) to retain their employ with the Company. These grants are subject to earning requirements on the basis of a percentage change between the price of the Common Stock of the Company versus the average of the Common Stock price of a peer group of companies over a three-year time period. Up to one-third of the total grant made in 1994 may be earned each year and the entire grant made in 1996 may be earned depending upon the Company's cumulative Common Stock performance, with any amount earned subject to vesting in four equal installments over three years conditional upon continued employment. At the time of each vesting, a participant receives a tax assistance payment which the participant must reimburse the Company if the vested Common Stock is sold by the participant within three years after the vesting date. In June 1995, the entire two-thirds of the total grant made in 1994 was earned, subject to vesting requirements, and none of the grant made in 1996 was earned. At March 31, 1996, a total of 84,750 shares was vested and a total of 261,250 shares of restricted stock was outstanding under these grants, of which 141,250 shares were earned, subject to vesting requirements.

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

     Options outstanding under these three plans which were granted periodically from May 1988 to December 1992, are normally exercisable over a ten-year term with vesting at the rate of 20% per year for three years beginning one year after the date of grant and 40% at the end of the fourth year.
     Options issued under one of these plans, the 1987 Special Incentive Plan, are exercisable in 20% increments on each of the first five anniversaries of the date of grant.

     During 1996, under the Nonemployee Director and Incentive Plans, options to purchase 46,000 shares were granted at prices ranging from $4.7188 to $10.25. At March 31, 1996, options to purchase 1,354,830 shares at prices ranging from $4.00 to $16.00 were outstanding under all plans and options to purchase 893,380 shares at prices ranging from $4.00 to $16.00 were exercisable. At March 31, 1996, there were 283,100 shares under these plans available for grant, of which 225,100 could be used for awarding stock options, stock appreciation rights, stock and cash awards to employees.


     5.   COMMITMENTS AND CONTINGENCIES

          Lease Commitments

     At March 31, 1996, the Company occupied several facilities under noncancellable operating leases expiring at various dates through 2065. Future minimum rentals under these leases are as follows:

                                             (in thousands)
                    1997                         $2,737
                    1998                          2,121
                    1999                          1,744
                    2000                          1,616
                    2001                          1,500
                    Thereafter                    2,070

                    Total Lease Commitments     $11,788

     Rental expense, which includes hire of vessels, specialized equipment and real estate rental, was approximately $19 million, $13 million and $16 million for the years ended March 31, 1996, 1995 and 1994, respectively.

          Insurance

     The Company self-insures for workers' compensation, maritime employer's liability and comprehensive general liability claims to levels it considers financially prudent and carries insurance after the initial claim levels, which can be by occurrence or in the aggregate, are met by the Company.
     The Company determines the level of accruals by reviewing its historical experience and current year claim activity; accruals are not recorded on a present value basis. Each claim is reviewed with insurance adjusters and specific reserves established for all known liabilities. An additional reserve for incidents incurred but not reported to the Company is established for each year using management estimates and based on prior experience. Management believes that adequate accruals have been established for expected liabilities arising from such obligations.

          Litigation

     Various actions and claims are pending against the Company and its subsidiaries, most of which are covered by insurance. In the opinion of management, the ultimate liability, if any, which may result from these actions and claims will not materially affect the consolidated financial position or results of operations of the Company.

          Letters of Credit

     The Company had $7.8 million and $7.6 million in letters of credit outstanding as of March 31, 1996 and 1995, respectively, as guarantees in force for various performance and bid bonds which are usually for a period of one year or the duration of the contract.

          Financial Instruments and Risk Concentration

     Financial instruments which potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents, bank borrowings and accounts receivable. The carrying value of cash and cash equivalents and bank borrowings approximates fair value due to the short maturity of those instruments. Accounts receivable are generated from a broad and diverse group of customers primarily from within the energy industry, which is the Company's major source of revenues. At March 31, 1996, the Company had a receivable of $20 million from an energy industry customer. Subsequent to the year end, the receivable, which was not due until 1998, was paid in full by the customer and has therefore been treated as an accounts receivable. The Company maintains an allowance for doubtful accounts based upon expected collectibility.


     6.   OPERATIONS BY BUSINESS SEGMENT AND GEOGRAPHIC AREA

          Business Segment Information

     The Company supplies a comprehensive range of integrated technical services to a wide array of industries and is one of the world's largest underwater services contractors. The Company's Oilfield Marine Services business consists of underwater intervention and above-water inspection, maintenance and repair. The Company's Offshore Field Development business includes the engineering, procurement, construction and installation of mobile offshore production systems, subsea intervention services and the production of subsea control umbilical cables. The Company's Advanced Technologies business provides project management, engineering services and equipment for applications in harsh environments, primarily in non-oilfield markets.

     The following summarizes certain financial data by business segment:

                                             For the Years Ended March 31,
                                                1996      1995      1994
                                                     (in thousands)
     Revenues

     Oilfield Marine Services                 $132,064  $106,294  $122,625
     Offshore Field Development                 80,855    62,918    37,121
     Advanced Technologies                      76,587    70,724    70,014
          Total                               $289,506  $239,936  $229,760

     Income from Operations

     Oilfield Marine Services                 $   (369) $ (2,485) $  9,194
     Offshore Field Development                 15,567     6,676     1,191
     Advanced Technologies                       4,988     8,563    10,545
          Total                               $ 20,186  $ 12,754  $ 20,930

     Identifiable Assets

     Oilfield Marine Services                 $102,776  $ 86,422  $ 70,259
     Offshore Field Development                103,538    53,124    45,153
     Advanced Technologies                      32,466    28,520    24,393
          Total                               $238,780  $168,066  $139,805

     Capital Expenditures

     Oilfield Marine Services                 $ 21,868  $ 25,916  $  9,261
     Offshore Field Development                 32,531     1,263    16,465
     Advanced Technologies                       2,772     4,878    11,004
          Total                               $ 57,171  $ 32,057  $ 36,730

     Depreciation and Amortization Expenses

     Oilfield Marine Services                 $ 10,996  $  7,861  $  6,950
     Offshore Field Development                  5,127     4,690     2,276
     Advanced Technologies                       4,444     3,681     2,970
          Total                               $ 20,567  $ 16,232  $ 12,196


     Income from operations for each business segment is determined before interest income or expense, other expense, minority interests and the provision for income taxes. An allocation of these items is not considered practical. All assets specifically identified with a particular business segment have been segregated. Cash and cash equivalents, prepaid expenses and other current assets, investments and certain other assets have not been allocated to particular business segments.

     Revenues of approximately $34 million in 1995 and $26 million in 1994 were from the Royal Dutch Shell group of companies. No other individual customer accounted for more than 10% of revenues in 1996, 1995 or 1994.


     Geographic Operating Areas

     Financial data by geographic area is summarized as follows:

                                             For the Years Ended March 31,
                                          1996           1995             1994
                                                    (in thousands)
       Revenues
       United States                  $122,561        $117,630        $ 89,401
       North Sea                        53,289          48,934          60,515
       Africa                           39,747          36,361          36,510
       Far East                         38,084          22,924          24,343
       Other                            35,825          14,087          18,991
       TOTAL                          $289,506        $239,936        $229,760



       Income before Income Taxes and Minority Interests
       United States                  $  1,756        $  2,856        $  5,003
       North Sea                          (164)            188           6,451
       Africa                            9,519           6,582           4,051
       Far East                          1,342             353             804
       Other                             7,507           2,244           4,549
       TOTAL                          $ 19,960        $ 12,223        $ 20,858



       Total Assets
       United States                  $152,859        $ 87,405        $ 91,281
       North Sea                        51,521          52,449          30,235
       Africa                           29,733          33,374          39,459
       Far East                         12,185           9,386           8,206

       Other                             9,798           5,138           2,812
       TOTAL                          $256,096        $187,752        $171,993


     7.  ACCRUED LIABILITIES

     Accrued liabilities consisted of the following:

                                                           March 31,
                                                      1996           1995
                                                        (in thousands)

         Payroll and related costs                 $14,271        $11,899
         Accrued job costs                          12,651          9,587
         Other                                       8,901          8,384

         TOTAL ACCRUED LIABILITIES                 $35,823        $29,870





                          SELECTED QUARTERLY FINANCIAL DATA

                        (in thousands, except per share data)

                                     (unaudited)


     Year Ended March 31, 1996

                                    Quarter Ended

                               June 30  Sept. 30   Dec. 31   Mar. 31      Total
     Revenues                  $71,541   $77,088   $74,236   $66,641   $289,506

     Gross profit               13,309    15,964    14,453    11,049     54,775
     Income from operations      5,000     7,312     5,661     2,213     20,186

     Net income                  2,787     4,573     3,528     1,469     12,357

     Earnings per common
     share equivalent           $ 0.12    $ 0.20    $ 0.15    $ 0.06     $ 0.53
     Weighted average number
     of shares outstanding      23,158    23,224    23,267    23,383     23,258


     Year Ended March 31, 1995

                                    Quarter Ended

                               June 30  Sept. 30   Dec. 31   Mar. 31      Total
     Revenues                  $63,370   $66,898   $55,203   $54,465   $239,936

     Gross profit               14,094    15,383     8,622    11,065     49,164
     Income (loss)from
     operations                  5,728     6,572    (1,196)    1,650     12,754

     Net income (loss)           3,666     4,260    (2,850)      420      5,496

     Earnings (loss) per
     common share equivalent    $ 0.15    $ 0.18    $(0.12)   $ 0.02     $ 0.23
     Weighted average number
     of shares outstanding      24,183    24,204    24,150    23,650     24,047


                                   EXHIBIT INDEX


                                           Registration
                                           or File   Form or         Exhibit
   Exhibit                                 Number    Report Date     Number

     3       Articles of Incorporation
             and By-laws
     *3.01   Certificate of Incorporation,
             as amended                    0-8418    10-K   March 1988   3(a)
     *3.02   By-laws, as amended           0-8418    10-K   March 1987   3(b)
     *3.03   Amendment to Certificate
             of Incorporation              33-36872  S-8    Sept. 1990   4(b)
     *3.04   Amendment to By-laws          0-8418    10-K   March 1991   3(d)
     *3.05   Amendment to By-laws          1-10945   8-K    Nov. 1992    2
     4       Instruments defining the rights
             of security holders, including
             indentures
     *4.01   Specimen of Common Stock
             Certificate                   1-10945   10-K   March 1993   4(a)
     *4.02   Interest Rate and Currency
             Exchange Agreement dated
             July 29, 1991                 0-8418    10-Q   Sept. 1991   4(a)
     *4.03   Shareholder Rights Agreement
             dated November 20, 1992       1-10945   8-K    Nov. 1992    1
     *4.04   Bank Credit Agreement dated
             April 12, 1995                1-10945   10-K   March 1995   4.04
      4.05   Amended and Restated Bank Credit
             Agreement dated June 12, 1996
    10       Material contracts
    *10.01   1981 Incentive Stock Option
             Plan, as amended              2-80506   S-8    Sept. 1987   28(e)
     10.02   Oceaneering Retirement
             Investment Plan, as amended
    *10.03   Employment Agreement dated
             August 15, 1986 between
             John R. Huff and Registrant   0-8418    10-K   March 1987   10(l)
     10.04   Addendum to Employment Agreement
             dated February 22, 1996 between
             John R. Huff and Registrant
    *10.05   1987 Incentive and Non-
             Qualified Stock Option Plan   33-16469  S-1    Sept. 1987   10(o)
    *10.06   Oceaneering International, Inc.
             Special Incentive Plan        33-16469  S-1    Sept. 1987   10(n)
    *10.07   Senior Executive Severance
             Plan, as amended              0-8418    10-K   March 1989   10(k)
    *10.08   Supplemental Senior Executive
             Severance Agreements, as
             amended                       0-8418    10-K   March 1989   10(l)
    *10.09   Oceaneering International, Inc.
             Executive Retirement Plan,
             as amended                    1-10945   10-K   March 1995   10.08
    *10.10   Share Purchase Agreement
             related to the purchase of
             Sonsub Limited                0-8418    8-K    Jan. 1990     2
    *10.11   1990 Long-Term Incentive Plan 33-36872  S-8    Sept. 1990    4(f)
    *10.12   1990 Nonemployee Directors
             Stock Option Plan             33-36872  S-8    Sept. 1990    4(g)
    *10.13   Indemnification Agreement
             between Registrant and its
             Directors                     0-8418    10-Q   Sept. 1991   10(a)
    *10.14   1991 Executive Incentive
             Agreements                    0-8418    10-K   March 1992   10(p)
    *10.15   Restricted Stock Award
             Incentive Agreements          1-10945   10-K   March 1994   10(q)
     10.16   Restricted Stock Award
             Incentive Agreement
     10.17   Bank Uncommitted Credit Line
             Agreement dated March 29, 1996
     10.18   1996 Bonus Award Plan
     21      Subsidiaries of the Registrant
     23      Consent of Independent Public
             Accountants
     24      Powers of Attorney
     27      Financial Data Schedule

   * Indicates exhibit previously filed with the Securities and Exchange Commission as indicated and incorporated herein by reference.