Form 10-Q
period 1996-06-30
OCEANEERING INTERNATIONAL INC
filed 1996-08-09
CIK 73756

FORM 10-Q
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549


          [X]         QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                          OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended June 30, 1996

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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
          for the past 90 days.                            Yes  X  , No     .
          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
          Class                                  Outstanding at July 26, 1996
          Common Stock, $.25 Par Value                      23,431,791 shares





       PART I - FINANCIAL INFORMATION


       Item 1.  Financial Statements.

                  OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                                   (in thousands)

                                                    June 30,        March 31,
                                                      1996            1996
                                                   (unaudited)     (audited)
       ASSETS
          Current Assets:
            Cash and cash equivalents                 $ 11,045        $ 9,351
            Accounts receivable (net of allowance
            for doubtful accounts of $1,185 at
            June 30 and $1,201 at March 31)             87,124         96,391
            Prepaid expenses and other                   6,655          4,733
                                                      -----------------------
            Total Current Assets                       104,824        110,475
                                                      -----------------------
          Property and Equipment, at cost:
            Marine services equipment                  193,949        187,337
            Mobile offshore production equipment        71,174         56,607
            Buildings, improvements and other           29,357         29,438
                                                      -----------------------
                                                       294,480        273,382
            Less: Accumulated Depreciation             148,836        145,105
                                                      -----------------------
            Net Property and Equipment                 145,644        128,277
                                                      -----------------------
          Goodwill (net of amortization
          of $2,761 and $2,515)                         12,097         12,082
          Investments and Other Assets                   5,521          5,262
                                                      -----------------------
            TOTAL ASSETS                              $268,086       $256,096
                                                      =======================

       LIABILITIES and SHAREHOLDERS' EQUITY
          Current Liabilities:
            Accounts payable                          $ 22,469       $ 25,607
            Accrued liabilities                         34,606         35,823
            Income taxes payable                         8,122          6,618
                                                      -----------------------
            Total Current Liabilities                   65,197         68,048
                                                      -----------------------
          Long-Term Debt                                57,000         48,000
                                                      -----------------------
          Other Long-Term Liabilities                   12,778         12,950
                                                      -----------------------
          Shareholders' Equity                         133,111        127,098
                                                      -----------------------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  $268,086       $256,096
                                                      =======================






       See Notes to Consolidated Financial Statements.



                   OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF INCOME
                                      (unaudited)

                                                    For the Three Months Ended
                                                              June 30,
                                                         1996           1995
                                                    (in thousands, except per
                                                          share amounts)

       Revenues                                       $ 80,535       $ 71,541
       Cost of services                                 65,685         58,232
       Selling, general and administrative expenses      8,908          8,309
                                                      -----------------------
          Income from operations                         5,942          5,000
       Interest income                                     503            138
       Interest expense, net                              (430)          (397)
       Other income (expense), net                          80             63
                                                      -----------------------
          Income before income taxes                     6,095          4,804
       Provision for income taxes                       (2,348)        (2,017)
                                                      -----------------------
          Net income                                   $ 3,747        $ 2,787
                                                      =======================

       Earnings per common share equivalent              $0.16          $0.12

       Weighted average number of common share
       equivalents outstanding                          23,591         23,158



       See Notes to Consolidated Financial Statements.





                  OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (unaudited)

                                                  For the Three Months Ended
                                                            June 30,
                                                       1996           1995
                                                          (in thousands)
     CASH FLOWS FROM OPERATING ACTIVITIES:

       Net Income                                     $3,747        $ 2,787

       Adjustments to reconcile net income to net cash provided by/(used in)operating activities:

       Depreciation and amortization                   5,349          4,803
       Currency translation adjustments and other        672            211
       (Increase)/decrease in accounts receivable      9,267        (13,599)
       (Increase)/decrease in prepaid expenses and
         other current assets                         (1,922)           153
       Increase in other assets                         (260)            --
       Increase/(decrease) in current
         liabilities                                  (2,851)         5,662
       Increase/(decrease) in other long-term
         liabilities                                    (172)            50
                                                     ----------------------
       Total adjustments to net income                10,083         (2,720)
                                                     ----------------------
     NET CASH PROVIDED BY OPERATING ACTIVITIES        13,830             67
                                                     ----------------------
     CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchases of property and equipment and
         other assets                                (22,472)        (9,757)
                                                     ----------------------
     NET CASH USED IN INVESTING ACTIVITIES           (22,472)        (9,757)
                                                     ----------------------
     CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from long-term borrowings,
         net of payments                               9,000         11,528
       Proceeds from issuance of common stock          1,336            559
                                                     ----------------------
     NET CASH PROVIDED BY FINANCING ACTIVITIES        10,336         12,087
                                                     ----------------------
     NET INCREASE IN CASH                              1,694          2,397
                                                     ----------------------
     CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR     9,351         12,865
                                                     ----------------------
     CASH AND CASH EQUIVALENTS - END OF PERIOD       $11,045        $15,262
                                                     ======================



     See Notes to Consolidated Financial Statements.





                  OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (unaudited)


       1.   Basis of Presentation and Significant Accounting Policies

          These Consolidated Financial Statements are unaudited and have been prepared pursuant to instructions for the Quarterly Report on Form 10-Q required to be filed with the Securities and Exchange Commission and do not include all information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles. Management has reflected all adjustments which it believes are necessary to present fairly the Company's financial position at June 30, 1996 and its results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Registrant's Annual Report on Form 10-K for its fiscal year ended March 31, 1996. The results for interim periods are not necessarily indicative of annual results.


       2.   Cash and Cash Equivalents

          Cash and cash equivalents includes demand deposits and highly liquid interest-bearing investment grade securities. Approximately $1.4 million of the Company's cash as of June 30 and March 31, 1996 was restricted and is posted as security in interest-bearing accounts related to litigation involving the Company's United Kingdom subsidiary. The Company believes it has adequate defenses to the claims and that the outcome will not have a material adverse effect on the financial position or results of operations of the Company.


       3.   Shareholders' Equity

          Shareholders' Equity consisted of the following:

                                                      June 30,       March 31,
                                                        1996           1996
                                                    (unaudited)      (audited)
                                                       (in thousands, except
                                                            share data)
          Shareholders' Equity:
          Common Stock, par value $0.25;
            90,000,000 shares authorized;
            24,017,046 shares issued                  $  6,004       $  6,004
          Additional paid-in capital                    82,188         81,921
          Treasury stock, 641,733 and 793,170
            shares, at cost                             (5,644)        (6,976)
          Retained earnings                             60,303         56,556
          Cumulative translation adjustments            (9,740)       (10,407)
                                                      -----------------------
          Total Shareholders' Equity                  $133,111       $127,098
                                                      =======================


       4.   Income Taxes

          Cash taxes paid were $800,000 for the first quarters of fiscal 1997 and 1996.


       5.   Accounting for impairment of long-lived assets

          In March 1995, Statement of Financial Accounting Standards Board standard number ("SFAS") 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," was issued. SFAS 121, effective for fiscal years beginning after December 15, 1995, requires that certain long-lived assets be reviewed for impairment whenever events indicate that the carrying amount of an asset may not be recoverable and that an impairment loss be recognized under certain circumstances in the amount by which the carrying value exceeds the fair value of the asset. The Company adopted SFAS 121 on April 1, 1996, as required. There was no material effect on the Company's results of operations or financial position as a result of the adoption of SFAS 121.



       Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

       All statements in this Form 10-Q, other than statements of historical facts, including, without limitation, statements regarding the Company's business strategy, plans for future operations, and industry conditions, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company utilizes a variety of internal and external data and management judgement in order to develop such forward-looking
       information.   Although the Company believes that the expectations
       reflected in such forward-looking statements are reasonable, because of the inherent limitations in the forecasting process, as well as the relatively volatile nature of the industry in which the Company operates, it can give no assurance that such expectations will prove to have been correct. Accordingly, evaluation of future prospects of the Company must be made with caution when relying on forward-looking information.

       Material Changes in Financial Condition

       The Company considers its liquidity and capital resources adequate to support continuing operations and capital commitments. At June 30, 1996, the Company had working capital of $40 million, including $10 million of unrestricted cash. Additionally, the Company had $63 million available for borrowings under a $120 million credit facility and $11 million was unused under its $20 million uncommitted line of credit. None of the $57 million of long-term bank debt is required to be repaid prior to fiscal 1999.

       In November 1995, the Company announced that it had been awarded a contract by a major oil company to provide a Floating Production, Storage and Offloading system ("FPSO"). The contract is a dayrate lease arrangement which has an initial term of three years with a targeted commencement date of August 1996. The Company purchased and is converting an existing 268,000 dwt crude oil tanker into the FPSO ZAFIRO PRODUCER at an estimated capital cost of $70 million. To facilitate the funding of the capital expenditures required for this project, the Company expanded its committed credit facility from $75 million to $120 million during the first quarter of fiscal 1997.

       The contract also provides the customer with the options to either extend the contract at reduced rates or purchase the vessel and terminate the lease at any time during the initial three-year period. Exercise of the purchase option would increase the Company's expected earnings for that year and substantially increase the Company's liquidity.

       Total debt increased from $48 million as of the end of fiscal 1996 to $57 million as of June 30, 1996 primarily as a result of continued expenditures on the FPSO ZAFIRO PRODUCER conversion project. As a percentage of total capitalization, long-term debt increased from 27% at March 31, 1996 to 30% at June 30, 1996.

       Capital expenditures were $22 million during the first three months of fiscal 1997, as compared to $10 million during the corresponding period of the prior fiscal year. Fiscal 1997 expenditures included construction costs of $15 million for the FPSO and additions to the Company's fleet of remotely operated vehicles ("ROV"). Fiscal 1996 expenditures consisted of costs to complete the upgrade of two offshore support vessels and upgrades to the Company's ROV fleet.

       Commitments for capital expenditures at June 30, 1996 were approximately the $25 million required to complete the conversion of the ZAFIRO PRODUCER during fiscal 1997.


       Results of Operations

       Consolidated revenue and margin information is as follows:

                                                    Three Months Ended
                                                         June 30,
                                                    1996           1995
                                                      (in thousands)

            Revenues                             $ 80,535       $ 71,541
            Gross Margin                           14,850         13,309
            Gross margin %                            18%            19%
            Operating Margin %                         7%             7%


       The quarters ending June 30 and September 30 have generally been the Company's peak in both revenues and net income for its Oilfield Marine business. Revenues and net income in the Offshore Field Development and Advanced Technologies businesses are generally not seasonal.


       Oilfield Marine Services

       Revenue and gross margin information is as follows:


                                                    Three Months Ended
                                                         June 30,
                                                    1996           1995
                                           (in thousands, except percentages)

          Revenues                               $ 41,639        $31,581
          Gross margins                             7,344          5,558
          Gross margin %                              18%            18%


       During the three-month period ended June 30, 1996, revenues for the Oilfield Marine Services segment grew and gross margin percentage was maintained compared to that of the corresponding period of the prior year. Improved results from ROV services were offset by lower margins in other service lines.


       Offshore Field Development

       Revenue and gross margin information is as follows:


                                                    Three Months Ended
                                                         June 30,
                                                    1996           1995
                                          (in thousands, except percentages)

          Revenues                               $ 16,564        $23,621
          Gross margins                             3,346          4,807
          Gross margin %                              20%            20%


       Revenues and gross margins for offshore production systems were lower in the first quarter of fiscal 1997 compared to the corresponding period of the prior year as a result of the project to convert a rig to a production system which took place in fiscal 1996. The Company did not undertake a similar project in the first quarter of fiscal 1997. During the first quarter of fiscal 1997, the Company's FPSO OCEAN PRODUCER continued to work offshore West Africa under a contract which expires in January 2000. Revenues and gross margins from subsea product sales increased over the corresponding period of fiscal 1996.


       Advanced Technologies

       Revenue and gross margin information is as follows:


                                                    Three Months Ended
                                                         June 30,
                                                    1996           1995
                                          (in thousands, except percentages)

          Revenues                               $ 22,332        $16,339
          Gross margins                             4,160          2,944
          Gross margin %                              19%            18%


       Revenues and margins for the first quarter of fiscal 1997 were higher than those of the corresponding period of the prior year as a result of increased activity in civil works projects, subsea cable burial and space related products.


       Other

       Selling, general and administrative expenses for the first quarter of fiscal 1997 were higher than the corresponding period of the prior year primarily due to higher bid and proposal costs. Interest expense for the three-month period ended June 30, 1996 was net of capitalized interest of $600,000 relating to the FPSO conversion project.
       Interest income for the three-month period ended June 30, 1996 increased compared to that of the prior year primarily as a result of interest earned by financing the conversion costs of a MOPS unit for an oilfield customer. The total amount of principal and interest outstanding under this financing arrangement was paid in full by the customer in June 1996.

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



                                              OCEANEERING INTERNATIONAL, INC.
                                              (Registrant)






       Date:   August 5, 1996      By:  //s// JOHN R. HUFF
                                     John R. Huff, President and
                                     Chief Executive Officer





       Date:   August 5, 1996      By:  //s// MARVIN J. MIGURA
                                     Marvin J. Migura, Senior Vice
                                     President and Chief Financial Officer





       Date:   August 5, 1996      By:  //s// RICHARD V. CHIDLOW
                                     Richard V. Chidlow, Controller
                                     and Chief Accounting Officer