Form 10-Q
period 1996-09-30
OCEANEERING INTERNATIONAL INC
filed 1996-11-06
CIK 73756

FORM 10-Q
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549


          [X]         QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended September 30, 1996

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

          Class                               Outstanding at October 25, 1996

          Common Stock, $.25 Par Value                      23,825,359 shares



       PART I - FINANCIAL INFORMATION



       Item 1.  Financial Statements.

                  OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                                   (in thousands)

                                                    Sept. 30,       March 31,
                                                      1996            1996
                                                   (unaudited)     (audited)
       ASSETS
          Current Assets:
            Cash and cash equivalents                 $ 27,610        $ 9,351
            Accounts receivable (net of allowance
            for doubtful accounts of $989 at
            September 30 and $1,201 at March 31)        85,585         96,391
            Prepaid expenses and other                   6,877          4,733
                                                      -----------------------
            Total Current Assets                       120,072        110,475
                                                      -----------------------
          Property and Equipment, at cost:
            Marine services equipment                  200,719        187,337
            Mobile offshore production equipment        95,245         56,607
            Buildings, improvements and other           30,828         29,438
                                                      -----------------------
                                                       326,792        273,382
            Less: Accumulated Depreciation             153,983        145,105
                                                      -----------------------
            Net Property and Equipment                 172,809        128,277
                                                      -----------------------
          Goodwill (net of amortization
          of $3,007 and $2,515)                         11,897         12,082
          Investments and Other Assets                   6,143          5,262
                                                      -----------------------
            TOTAL ASSETS                              $310,921       $256,096
                                                      =======================

       LIABILITIES and SHAREHOLDERS' EQUITY
          Current Liabilities:
            Accounts payable                          $ 29,293       $ 25,607
            Accrued liabilities                         41,441         35,823
            Income taxes payable                         7,305          6,618
                                                      -----------------------
            Total Current Liabilities                   78,039         68,048
                                                      -----------------------
          Long-Term Debt                                81,000         48,000
                                                      -----------------------
          Other Long-Term Liabilities                   11,892         12,950
                                                      -----------------------
          Shareholders' Equity                         139,990        127,098
                                                      -----------------------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  $310,921       $256,096
                                                      =======================


       See Notes to Consolidated Financial Statements.



                   OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF INCOME
                                      (unaudited)

                                                    For the Three Months Ended
                                                            September 30,
                                                         1996           1995
                                                    (in thousands, except per
                                                          share amounts)

       Revenues                                       $ 96,764       $ 77,088
       Cost of services                                 79,940         61,124
       Selling, general and administrative expenses      8,316          8,652
                                                      -----------------------
          Income from operations                         8,508          7,312
       Interest income                                     146            514
       Interest expense, net                              (568)          (535)
       Other income (expense), net                         193            (40)
                                                      -----------------------
          Income before income taxes                     8,279          7,251
       Provision for income taxes                       (3,199)        (2,678)
                                                      -----------------------
          Net income                                   $ 5,080        $ 4,573
                                                      =======================

       Earnings per common share equivalent              $0.21          $0.20

       Weighted average number of common share
       equivalents outstanding                          23,863         23,224



       See Notes to Consolidated Financial Statements.



                   OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF INCOME
                                      (unaudited)

                                                    For the Six Months Ended
                                                          September 30,
                                                      1996             1995
                                                    (in thousands, except per
                                                          share amounts)

       Revenues                                       $177,299       $148,629
       Cost of services                                145,625        119,356
       Selling, general and administrative expenses     17,224         16,961
                                                      -----------------------
          Income from operations                        14,450         12,312
       Interest income                                     649            652
       Interest expense, net                              (998)          (932)
       Other income (expense), net                         273             23
                                                      -----------------------
          Income before income taxes                    14,374         12,055
       Provision for income taxes                       (5,547)        (4,695)
                                                      -----------------------



          Net income                                   $ 8,827        $ 7,360
                                                      =======================

       Earnings per common share equivalent              $0.37          $0.32

       Weighted average number of common share
       equivalents outstanding                          23,727         23,191



       See Notes to Consolidated Financial Statements.



                  OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (unaudited)

                                                   For the Six Months Ended
                                                          September 30,
                                                      1996            1995
                                                         (in thousands)
     CASH FLOWS FROM OPERATING ACTIVITIES:

       Net Income                                     $8,827        $ 7,360

       Adjustments to reconcile net income to net cash provided by/(used in)operating activities:

       Depreciation and amortization                  11,460         10,039
       Currency translation adjustments and other      1,574            695
       (Increase)/decrease in accounts receivable     10,806        (27,324)
       Increase in prepaid expenses and
         other current assets                         (2,139)        (3,089)
       Increase in other assets                         (882)          (270)
       Increase in current liabilities                10,136            124
       Increase/(decrease) in other long-term
         liabilities                                  (1,058)           736
                                                     ----------------------
       Total adjustments to net income                29,897        (19,089)
                                                     ----------------------
     NET CASH PROVIDED BY/(USED BY)
       OPERATING ACTIVITIES                           38,724        (11,729)
                                                     ----------------------
     CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchases of property and equipment and
         other assets                                (55,960)       (13,242)
                                                     ----------------------
     NET CASH USED IN INVESTING ACTIVITIES           (55,960)       (13,242)
                                                     ----------------------
     CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from long-term borrowings,
         net of payments                              33,000         23,528
       Proceeds from issuance of common stock          2,495          1,099
                                                     ----------------------
     NET CASH PROVIDED BY FINANCING ACTIVITIES        35,495         24,627
                                                     ----------------------
     NET INCREASE/(DECREASE) IN CASH                  18,259           (344)



                                                     ----------------------
     CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR     9,351         12,865
                                                     ----------------------
     CASH AND CASH EQUIVALENTS - END OF PERIOD       $27,610        $12,521
                                                     ======================



     See Notes to Consolidated Financial Statements.



                  OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (unaudited)


       1.   Basis of Presentation and Significant Accounting Policies

          These Consolidated Financial Statements are unaudited and have been prepared pursuant to instructions for the Quarterly Report on Form 10-Q required to be filed with the Securities and Exchange Commission and do not include all information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles. Management has reflected all adjustments which it believes are necessary to present fairly the Company's financial position at September 30, 1996 and its results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Registrant's Annual Report on Form 10-K for its fiscal year ended March 31, 1996. The results for interim periods are not necessarily indicative of annual results.


       2.   Cash and Cash Equivalents

          Cash and cash equivalents include demand deposits and highly liquid interest-bearing investment grade securities. Approximately $1.4 million of the Company's cash as of September 30 and March 31, 1996 was restricted and is posted as security in interest-bearing accounts related to litigation involving the Company's United Kingdom subsidiary. The Company believes it has adequate defenses to the claims and that the outcome will not have a material adverse effect on the financial position or results of operations of the Company.


       3.   Shareholders' Equity

          Shareholders' Equity consisted of the following:

                                                    September 30,    March 31,
                                                        1996           1996
                                                    (unaudited)      (audited)
                                                       (in thousands, except
                                                            share data)



          Shareholders' Equity:
          Common Stock, par value $0.25;
            90,000,000 shares authorized;
            24,017,046 shares issued                   $ 6,004       $  6,004
          Additional paid-in capital                    80,162         81,921
          Treasury stock, 208,737 and 793,170
            shares, at cost                             (1,871)        (6,976)
          Retained earnings                             65,383         56,556
          Cumulative translation adjustments            (9,688)       (10,407)
                                                      -----------------------
          Total Shareholders' Equity                  $139,990       $127,098
                                                      =======================


       4.   Income Taxes

          Cash taxes paid were $5.3 million and $4.2 million for the six months ended September 30, 1996 and 1995, respectively.


       5.   Accounting for impairment of long-lived assets

          In March 1995, Statement of Financial Accounting Standards Board standard number ("SFAS") 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," was issued. SFAS 121, effective for fiscal years beginning after December 15, 1995, requires that certain long-lived assets be reviewed for impairment whenever events indicate that the carrying amount of an asset may not be recoverable and that an impairment loss be recognized under certain circumstances in the amount by which the carrying value exceeds the fair value of the asset. The Company adopted SFAS 121 on April 1, 1996, as required. There has been no material effect on the Company's results of operations or financial position as a result of the adoption of SFAS 121.


       Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

       All statements in this Form 10-Q, other than statements of historical facts, including, without limitation, statements regarding the Company's business strategy, plans for future operations, and industry conditions, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company utilizes a variety of internal and external data and management judgment in order to develop such forward-looking
       information.   Although the Company believes that the expectations
       reflected in such forward-looking statements are reasonable, because of the inherent limitations in the forecasting process, as well as the relatively volatile nature of the primary industry in which the Company operates, it can give no assurance that such expectations will prove to have been correct. Accordingly, evaluation of future prospects of the Company must be made with caution when relying on forward-looking information.

       Material Changes in Financial Condition

       The Company considers its liquidity and capital resources adequate to



       support continuing operations and capital commitments. At September 30, 1996, the Company had working capital of $42 million, including $26 million of unrestricted cash. Additionally, the Company had $39 million available for borrowings under a $120 million credit facility and $13 million was unused under its $20 million uncommitted line of credit. None of the $81 million of long-term bank debt is required to be repaid prior to fiscal 1999.

       In November 1995, the Company announced that it had been awarded a contract by a major oil company to provide a Floating Production, Storage and Offloading system ("FPSO"). The contract is a dayrate lease arrangement with an initial term of three years which commenced in August 1996. The Company purchased and converted an existing 268,000 dwt crude oil tanker into the FPSO ZAFIRO PRODUCER at a capital cost of approximately $70 million. To facilitate the funding of the capital expenditures required for this project, the Company expanded its committed credit facility from $75 million to $120 million during the first quarter of fiscal 1997.

       The contract also provides the customer with the options to either extend the contract at reduced rates or purchase the vessel and terminate the lease at any time during the initial three-year period. Exercise of the purchase option would increase the Company's expected earnings for that year and substantially increase the Company's liquidity.

       Total debt increased from $48 million as of the end of fiscal 1996 to $81 million as of September 30, 1996 primarily as a result of continued expenditures on the FPSO ZAFIRO PRODUCER conversion project. FPSO construction was completed during the second quarter and no further increase in debt is expected as a result of this project. As a percentage of total capitalization, long-term debt increased from 27% at March 31, 1996 to 37% at September 30, 1996.

       Capital expenditures were $56 million during the first six months of fiscal 1997, as compared to $13 million during the corresponding period of the prior fiscal year. Fiscal 1997 expenditures included construction costs of $38 million for the FPSO and additions to the Company's fleet of remotely operated vehicles ("ROV"). Fiscal 1996 expenditures consisted of costs to complete the upgrade of two offshore support vessels and upgrades to the Company's ROV fleet. There were no material commitments for capital expenditures at September 30, 1996.


       Results of Operations

       Consolidated revenue and margin information is as follows:

                                Three Months Ended        Six Months Ended
                                   September 30,            September 30,
                                  1996       1995          1996      1995
                                              (in thousands)

       Revenues               $ 96,764    $ 77,088       $177,299  $148,629
       Gross Margin             16,824     15,964          31,674   29,273
       Gross margin %               17%        21%           18%       20%
       Operating Margin %            9%         9%            8%        8%




       The quarters ending June 30 and September 30 have generally been the Company's peak in both revenues and net income for its Oilfield Marine business. Revenues and net income in the Offshore Field Development and Advanced Technologies businesses are generally not seasonal.


       Oilfield Marine Services

       Revenue and gross margin information is as follows:

                                Three Months Ended        Six Months Ended
                                   September 30,            September 30,
                                  1996       1995          1996      1995
                                              (in thousands)


       Revenues               $ 43,560    $ 36,464       $ 85,199   $68,045
       Gross Margin              8,605       7,986         15,949    13,544
       Gross margin %              20%         22%           19%       20%

       Revenues and gross margins for the three-month and six-month periods ended September 30, 1996 increased over the corresponding periods of the prior year as a result of higher activity in ROV and diving and related vessel service lines. Gross margin percentage declined over the corresponding periods of the prior year. Gross margin for the three-month and six-month periods ended September 30, 1996 included a gain of $1.1 million arising from the settlement of a dispute relating to a contract executed in West Africa in fiscal 1992 which increased gross margin percentage by 3% and 2% respectively.


       Offshore Field Development

       Revenue and gross margin information is as follows:

                                Three Months Ended        Six Months Ended
                                   September 30,            September 30,
                                  1996       1995          1996      1995
                                              (in thousands)

       Revenues               $ 22,970    $ 20,889       $ 39,534   $44,510
       Gross Margin              4,610       4,511          7,956     9,318
       Gross margin %              20%         22%           20%       21%

       Revenues and gross margins for offshore field development were higher in the three-month period ended September 30, 1996 compared to the corresponding period of the prior year as a result of increases in the Company's mobile offshore production systems business and subsea product sales. Revenues and gross margins include results from the Company's second FPSO, the ZAFIRO PRODUCER, which commenced operations in late August 1996 and the OCEAN PRODUCER which continued to work offshore West Africa under a contract which expires in January 2000. Revenues and gross margins for offshore production systems were lower in the six-month period ended September 30, 1996 compared to the corresponding period of the prior year. Results for the prior year included a project to convert a rig to a production system; the Company did not have a similar project underway during the second



       quarter of fiscal 1997.


       Advanced Technologies

       Revenue and gross margin information is as follows:

                                Three Months Ended        Six Months Ended
                                   September 30,            September 30,
                                  1996       1995          1996      1995
                                              (in thousands)

       Revenues               $ 30,234    $ 19,735       $ 52,566   $36,074
       Gross Margin              3,609       3,467          7,769     6,411
       Gross margin %              12%         18%           15%       18%

       Revenues for the three-month and six-month periods ended September 30, 1996 increased over the corresponding periods of the prior year as a result of higher activity in all business areas. Gross margin increases in search and recovery and in space-related activities were offset by losses in a fixed price deep water cable burial contract offshore Australia which required more time to complete than had been originally planned. In addition, higher revenues on certain government work, which include reimbursable costs at low margins, contributed to a lower gross margin percentage compared to the prior year.


       Other

       Interest expense for the three-month and six-month periods ended September 30, 1996 was net of capitalized interest relating to the FPSO conversion project of $500,000 and $1,100,000, respectively. Interest income for the three-month period ended September 30, 1996 decreased compared to that of the prior year primarily as a result of interest earned by financing the conversion costs of a MOPS unit for an oilfield customer during the prior year. The total amount of principal and interest outstanding under this financing arrangement was paid in full by the customer in June 1996.

       The provision for income taxes was provided at an estimated annual effective rate using assumptions as to earnings and other factors which would affect the tax calculation for the remainder of the fiscal year.



                             PART II - OTHER INFORMATION


       Item 4.  Submission of Matters to a Vote of Security Holders.

       (a)   The Company held its Annual Meeting of Shareholders on August
       23, 1996.

       (c)   The following matters were voted upon at the Annual Meeting:

       Election of Directors.



       Nominee                  Shares For             Shares Withheld
       D. Michael Hughes        19,759,419             1,360,746

       Adoption of the 1996 Incentive Plan.
       Shares For               Shares Against         Shares Abstained
       16,407,199               4,667,467              45,499

       Ratification of the appointment of Arthur Andersen LLP as independent auditors of the Company.
       Shares For               Shares Against         Shares Abstained
       21,075,592               36,556                 8,016




       Item 6.   Exhibits and Reports on Form 8-K.

           (a)   Exhibits.

           10-01 Amendment No. 1 to the Oceaneering Retirement Investment
                 Plan.

           10-02 1996 Incentive Plan of Oceaneering International, Inc.

           10-03 1996 Restricted Stock Award Incentive Agreements between
                 Registrant and Executive Officers dated August 23, 1996.

           27    Financial Data Schedule


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



                                     OCEANEERING INTERNATIONAL, INC.
                                     (Registrant)






       Date: November 05, 1996       By:  //s// JOHN R. HUFF
                                      John R. Huff, President and
                                      Chief Executive Officer






       Date: November 05, 1996       By:  //s// MARVIN J. MIGURA
                                      Marvin J. Migura, Senior Vice
                                      President and Chief Financial Officer





       Date: November 05, 1996       By:  //s// RICHARD V. CHIDLOW
                                      Richard V. Chidlow, Controller
                                      and Chief Accounting Officer