Form 10-Q/A
period 1996-09-30
OCEANEERING INTERNATIONAL INC
filed 1996-11-08
CIK 73756

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

          Class                               Outstanding at October 25, 1996

          Common Stock, $.25 Par Value                      23,825,359 shares



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

       Revenues and gross margins for the three-month and six-month periods ended September 30, 1996 increased over the corresponding periods of the prior year as a result of higher activity in ROV and diving and related vessel service lines. Gross margin percentage declined over the corresponding periods of the prior year. Gross margin for the three-month and six-month periods ended September 30, 1995 included a gain of $1.1 million arising from the settlement of a dispute relating to a contract executed in West Africa in fiscal 1992 which increased gross margin percentage by 3% and 2% respectively.


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

       Revenues and gross margins for offshore field development were higher in the three-month period ended September 30, 1996 compared to the corresponding period of the prior year as a result of increases in the Company's mobile offshore production systems business and subsea product sales. Revenues and gross margins include results from the Company's second FPSO, the ZAFIRO PRODUCER, which commenced operations in late August 1996 and the OCEAN PRODUCER which continued to work offshore West Africa under a contract which expires in January 2000. Revenues and gross margins for offshore production systems were lower in the six-month period ended September 30, 1996 compared to the corresponding period of the prior year. Results for the prior year included a project to convert a rig to a production system; the Company did not have a similar project underway during the second



                                     SIGNATURES



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