Form 10-Q
period 1996-12-31
OCEANEERING INTERNATIONAL INC
filed 1997-02-12
CIK 73756

FORM 10-Q
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549


          [X]         QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended December 31, 1996

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


          Registrant's telephone number, including area code: (281) 578-8868


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

          Class                               Outstanding at January 31, 1997

          Common Stock, $.25 Par Value                      23,880,801 shares





       PART I - FINANCIAL INFORMATION

       Item 1.  Financial Statements.

                  OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                                   (in thousands)

                                                   December 31,     March 31,
                                                      1996            1996
                                                   (unaudited)     (audited)
       ASSETS
          Current Assets:
            Cash and cash equivalents                 $ 39,902        $ 9,351
            Accounts receivable (net of allowance
            for doubtful accounts of $1,005 at
            December 31 and $1,201 at March 31)         83,472         96,391
            Prepaid expenses and other                   7,032          4,733
                                                      -----------------------
            Total Current Assets                       130,406        110,475
                                                      -----------------------
          Property and Equipment, at cost:
            Marine services equipment                  205,978        187,337
            Mobile offshore production equipment        31,461         56,607
            Buildings, improvements and other           33,234         29,438
                                                      -----------------------
                                                       270,673        273,382
            Less: Accumulated Depreciation             163,639        145,105
                                                      -----------------------
            Net Property and Equipment                 107,034        128,277
                                                      -----------------------
          Goodwill (net of amortization
          of $3,255 and $2,515)                         11,649         12,082
          Investments and Other Assets                   6,166          5,262
                                                      -----------------------
            TOTAL ASSETS                              $255,255       $256,096
                                                      =======================

       LIABILITIES and SHAREHOLDERS' EQUITY
          Current Liabilities:
            Accounts payable                          $ 16,889       $ 25,607
            Accrued liabilities                         53,020         35,823
            Income taxes payable                         9,426          6,618
                                                      -----------------------
            Total Current Liabilities                   79,335         68,048
                                                      -----------------------
          Long-Term Debt                                   ---         48,000
                                                      -----------------------
          Other Long-Term Liabilities                   22,390         12,950
                                                      -----------------------
          Shareholders' Equity                         153,530        127,098
                                                      -----------------------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  $255,255       $256,096
                                                      =======================






       See Notes to Consolidated Financial Statements.



                   OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF INCOME
                                      (unaudited)

                                                    For the Three Months Ended
                                                            December 31,
                                                         1996           1995
                                                    (in thousands, except per
                                                          share amounts)

       Revenues                                       $ 94,117       $ 74,236
       Gain on disposition of FPSO                      25,047           ---
       Cost of services                                 72,840         59,783
       Impairment adjustment and provision
          for special drydocking                        15,960           ---
       Selling, general and administrative expenses      8,924          8,792
                                                      -----------------------
       Income from operations                           21,440          5,661
       Interest income                                     199            551
       Interest expense, net                              (958)          (642)
       Other income (expense), net                           3           (154)
                                                      -----------------------
          Income before income taxes                    20,684          5,416
       Provision for income taxes                      (13,944)        (1,888)
                                                      -----------------------
          Net income                                   $ 6,740        $ 3,528
                                                      =======================

       Earnings per common share equivalent              $0.28          $0.15

       Weighted average number of common share
       equivalents outstanding                          24,138         23,267



       See Notes to Consolidated Financial Statements.





                   OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF INCOME
                                      (unaudited)

                                                    For the Nine Months Ended
                                                           December 31,
                                                      1996             1995
                                                    (in thousands, except per
                                                          share amounts)

       Revenues                                       $271,416       $222,865
       Gain on disposition of FPSO                      25,047           ---
       Cost of services                                218,465        179,139
       Impairment adjustment and provision
          for special drydocking                        15,960           ---
       Selling, general and administrative expenses     26,148         25,753
                                                      -----------------------
          Income from operations                        35,890         17,973
       Interest income                                     848          1,203
       Interest expense, net                            (1,956)        (1,574)
       Other income (expense), net                         276           (131)
                                                      -----------------------
          Income before income taxes                    35,058         17,471
       Provision for income taxes                      (19,491)        (6,583)
                                                      -----------------------
          Net income                                  $ 15,567       $ 10,888
                                                      =======================

       Earnings per common share equivalent              $0.65          $0.47

       Weighted average number of common share
       equivalents outstanding                          23,864         23,216



       See Notes to Consolidated Financial Statements.





                  OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (unaudited)

                                                   For the Nine Months Ended
                                                          December 31,
                                                      1996            1995
                                                         (in thousands)
     CASH FLOWS FROM OPERATING ACTIVITIES:

       Net Income                                      $15,567      $10,888

       Adjustments to reconcile net income to net cash provided by/(used in) operating activities:

       Gain on disposal of property and equipment      (25,047)        ---
       Depreciation and amortization                    18,925       15,306
       Impairment adjustment                             7,980         ---
       Currency translation adjustments and other        1,018          462
       (Increase)/decrease in accounts receivable       12,919      (31,525)
       Increase in prepaid expenses and
         other current assets                           (2,299)      (1,052)
       Increase in current liabilities                  11,431          847
       Increase in other long-term liabilities           9,440        1,582
                                                      ----------------------
       Total adjustments to net income                  34,367      (14,380)
                                                      ----------------------
     NET CASH PROVIDED BY/(USED IN)OPERATING
       ACTIVITIES                                       49,934       (3,492)
                                                      ----------------------
     CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchases of property and equipment and
         other assets                                  (66,014)     (29,272)
       Disposal of property and equipment               92,566         ---
       Increase in investments                            (904)        (451)
                                                      ----------------------
     NET CASH PROVIDED BY/(USED IN) INVESTING
       ACTIVITIES                                       25,648      (29,723)
                                                      ----------------------
     CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from long-term borrowings               33,000       30,528
       Repayment of long-term borrowings               (81,000)        ---
       Proceeds from issuance of common stock            2,969        1,876
                                                      ----------------------
     NET CASH PROVIDED BY/(USED IN)FINANCING
       ACTIVITIES                                      (45,031)      32,404
                                                      ----------------------
     NET INCREASE/(DECREASE) IN CASH                    30,551         (811)
                                                      ----------------------
     CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR       9,351       12,865
                                                      ----------------------
     CASH AND CASH EQUIVALENTS - END OF PERIOD         $39,902      $12,054
                                                      ======================
     See Notes to Consolidated Financial Statements.





                  OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (unaudited)


       1.   Basis of Presentation and Significant Accounting Policies

          These Consolidated Financial Statements are unaudited and have been prepared pursuant to instructions for the Quarterly Report on Form 10-Q required to be filed with the Securities and Exchange Commission and do not include all information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles. Management has reflected all adjustments which it believes are necessary to present fairly the Company's financial position at December 31, 1996 and its results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Registrant's Annual Report on Form 10-K for its fiscal year ended March 31, 1996. The results for interim periods are not necessarily indicative of annual results.


       2.   Cash and Cash Equivalents

          Cash and cash equivalents includes demand deposits and highly liquid interest-bearing investment grade securities. Approximately $1.5 million and $1.4 million of the Company's cash at December 31 and March 31, 1996, respectively, was restricted and is posted as security in interest-bearing accounts related to litigation involving the Company's United Kingdom subsidiary. The Company believes it has adequate defenses to the claims and that the outcome will not have a material adverse effect on the financial position or results of operations of the Company.


       3.   Property and Equipment

          During the third quarter of fiscal 1997, a major oil company customer exercised its option to purchase the Floating Production, Storage and Offloading system ("FPSO"), ZAFIRO PRODUCER. Upon disposition, the related property and equipment cost and accumulated depreciation accounts were relieved and the resulting gain of $25 million was included in the Company's consolidated statement of income as gain on disposition of FPSO.


       4.   Shareholders' Equity

          Shareholders' Equity consisted of the following:

                                                    December 31,     March 31,
                                                        1996           1996
                                                    (unaudited)      (audited)
                                                       (in thousands, except
                                                            share data)
          Shareholders' Equity:
          Common Stock, par value $0.25;
            90,000,000 shares authorized;
            24,017,046 shares issued                   $ 6,004       $  6,004
          Additional paid-in capital                    80,595         81,921
          Treasury stock, 159,945 and 793,170
            shares, at cost                             (1,434)        (6,976)
          Retained earnings                             72,123         56,556
          Cumulative translation adjustments            (3,758)       (10,407)
                                                      -----------------------
          Total Shareholders' Equity                  $153,530       $127,098
                                                      =======================


       5.   Income Taxes

          Cash taxes paid were $6.7 million and $6.2 million for the nine months ended December 31, 1996 and 1995, respectively.


       6.   Accounting for impairment of long-lived assets

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

          However, during the third quarter of fiscal 1997 it became apparent that operating results for the Company's North Sea diving support vessel were below expectation. The vessel was originally acquired as a construction support vessel but changing market conditions necessitated utilizing the vessel in an inspection and maintenance mode at lower margins. After management review of the first full work season it was concluded that the manner in which the vessel was being used had changed significantly from its originally intended purpose and the recoverability of the carrying amount of the asset should be assessed. The Company determined that an impairment loss of $8 million should be recorded. The amount was determined by comparing the carrying value of the vessel with the net present value of the expected cash flows from the vessel over its remaining life. The impairment adjustment was recorded and included in the Company's Oilfield Marine Services business segment.





       7.   Commitments and Contingencies

       During the third quarter of fiscal 1997, the Company determined that substantial repairs will be necessary to maintain the FPSO OCEAN PRODUCER in operating condition in compliance with regulatory requirements. The unit is currently working offshore West Africa under a contract which expires in January 2000. These repairs will require a special drydocking and are expected to be performed in fiscal 1998. The Company recorded an $8 million provision in the third quarter of fiscal 1997.



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

       Material Changes in Financial Condition

       The Company considers its liquidity and capital resources adequate to support continuing operations and capital commitments. At December 31, 1996, the Company had working capital of $51 million, including $38 million of unrestricted cash. Additionally, the Company has available all of its $120 million credit facility and $14 million under its $20 million uncommitted line of credit.

       In November 1995, the Company announced that it had been awarded a contract by a major oil company to provide an FPSO. The contract was a dayrate lease arrangement which had an initial term of three years with a commencement date of August 1996. The Company purchased and converted an existing 268,000 dwt crude oil tanker into the FPSO ZAFIRO PRODUCER at a capital cost of $68 million. To facilitate the funding of the capital expenditures required for this project, the Company expanded its committed credit facility from $75 million to $120 million during the first quarter of fiscal 1997.

       The contract provided the customer with an option to purchase the FPSO ZAFIRO PRODUCER and terminate the lease at any time during the initial three-year period. The customer exercised the purchase option in December 1996. Proceeds from the disposition were used to repay borrowings under the credit facility. Upon disposition of the FPSO, the related property and equipment accounts were relieved and the resulting gain of $25 million was included in the Company's consolidated statement of income as gain on disposition of FPSO.

       As a result of the above transaction, total long-term debt of $48 million as of the end of fiscal 1996 was fully repaid at the end of December 1996.

       Capital expenditures were $66 million during the first nine months of fiscal 1997, as compared to $29 million during the corresponding period of the prior fiscal year. Fiscal 1997 expenditures included $16 million of additions to the Company's fleet of remotely operated vehicles ("ROV") and construction costs of $38 million to complete the FPSO ZAFIRO PRODUCER, discussed above. Expenditures of $29 million for the corresponding period of fiscal 1996 included $12 million relating to the FPSO ZAFIRO PRODUCER, upgrade costs of two offshore support vessels and upgrades to the Company's ROV fleet.

       There were no material commitments for capital expenditures at December 31, 1996.


       Results of Operations

       Consolidated revenue and margin information is as follows:

                                Three Months Ended        Nine Months Ended
                                   December 31,             December 31,
                                  1996       1995          1996      1995
                                              (in thousands)

       Revenues               $ 94,117     $ 74,236      $271,416   $222,865
       Gain on disposition
         of FPSO                25,047          ---        25,047        ---
       Gross margin             30,364       14,453        62,038     43,726
       Gross margin %             32%          19%           23%         20%
       Operating margin %         23%           8%           13%          8%

       The quarters ending June 30 and September 30 have generally been the Company's peak in both revenues and net income for its Oilfield Marine business. Revenues and net income in the Offshore Field Development and Advanced Technologies businesses are generally not seasonal.


       Oilfield Marine Services

       Revenue and gross margin information is as follows:

                                Three Months Ended        Nine Months Ended
                                   December 31,             December 31,
                                  1996       1995          1996      1995
                                              (in thousands)
       Revenues               $ 43,829    $ 32,865       $129,028  $100,910
       Gross margin                749       2,917         16,698    16,461
       Gross margin %               2%         9%            13%       16%

       During the three-month and nine-month periods ended December 31, 1996, revenues for the Oilfield Marine Services segment increased and gross margin percentage decreased compared to the corresponding periods of the prior year. The Company experienced increased demand for all service lines.

       Gross margin for the third quarter includes an adjustment of $8 million to reduce the carrying value of the Company's North Sea diving support vessel. The vessel was originally acquired as a construction support vessel but changing market conditions have necessitated utilizing the vessel for inspection and maintenance work with lower revenues and margins. After review of the first full work season it was concluded that the manner in which the vessel was being used had changed significantly from its originally intended purpose and the recoverability of the carrying amount of the asset should be assessed. This adjustment reduced gross margin percentages by 18% and 6% for the three and nine month periods ended December 31, 1996, respectively. See Note 6 of Notes to Consolidated Financial Statements.

       Gross margin for the nine-month period ended December 31, 1995 included a gain of $1.1 million arising from the settlement of a dispute relating to a contract executed in West Africa in fiscal 1992; this gain increased gross margin percentage by 1%.


       Offshore Field Development

       Revenue and gross margin information is as follows:

                                Three Months Ended        Nine Months Ended
                                   December 31,             December 31,
                                  1996       1995          1996      1995
                                              (in thousands)

       Revenues               $ 27,268    $ 17,884       $ 66,802   $62,394
       Gain on disposition
         of FPSO                25,047       -             25,047      -
       Gross margin             23,801       6,444         31,757    15,762
       Gross margin %              87%        36%            48%       25%

       Revenues for offshore production systems were higher in the third quarter of fiscal 1997 compared to the corresponding period of the prior year as a result of contributions from the Company's second FPSO, ZAFIRO PRODUCER, which commenced operations in August 1996 under a three-year contract. The Company's FPSO OCEAN PRODUCER continued to work offshore West Africa under a contract which expires in January 2000.

       During the third quarter, the customer exercised its option to purchase the FPSO ZAFIRO PRODUCER and the Company recognized a gain of $25 million as a result of this transaction. The Company will continue to operate the unit under a management agreement for the remainder of the contract term.

       Gross margins for the three-month and nine-month periods ended December 31, 1996 were negatively impacted by an $8 million provision for repairs on the Company's first FPSO, OCEAN PRODUCER. During the third quarter, the Company determined that substantial repairs are necessary to maintain the unit in operating condition in compliance with regulatory requirements. These repairs will be performed as soon as is practicable. Excluding the gain on the disposition of the FPSO ZAFIRO PRODUCER, the effect on gross margins of the repair provision was to reduce gross margin percentages by 29% from 25% to (4%)for the third quarter and by 12% from 22% to 10% for the nine months ended December 31, 1996.

       For the nine month period ended December 31, 1996, higher revenues and gross margins from FPSO operations were offset by lower revenues and gross margins in project management compared to the corresponding period of the prior year. In fiscal 1996 the Company undertook a project to convert a rig to a production system. The Company did not have a similar project in fiscal 1997. Revenues and gross margins for the three and nine-month periods ended December 31, 1995 included a $2.7 million gain on the involuntary conversion of the OCEAN DEVELOPER rig which sank while under tow in August 1995.


       Advanced Technologies

       Revenue and gross margin information is as follows:

                                Three Months Ended        Nine Months Ended
                                   December 31,             December 31,
                                  1996       1995          1996      1995
                                              (in thousands)

       Revenues               $ 23,020    $ 23,487       $ 75,586   $59,561
       Gross margin              5,814       5,092         13,583    11,503
       Gross margin %              25%        22%            18%       19%

       Gross margin for the third quarter of fiscal 1997 increased over the corresponding period of the prior year as a result of improved profitability in subsea cable burial and deep ocean search services. For the nine months ended December 31, 1996, revenues and gross margins increased as a result of higher activity in subsea cable burial and space related products.


       Other

       Interest expense for the nine-month period ended December 31, 1996 was net of capitalized interest of $1.1 million relating to the FPSO ZAFIRO PRODUCER conversion project. For the three-month and nine-month periods ended December 31, 1996, interest income decreased and net interest expense increased compared to the corresponding periods of the prior year as the Company had utilized its cash resources and drawn on its loan facilities to finance conversion of the FPSO ZAFIRO PRODUCER. As of the end of the third quarter of fiscal 1997, the Company had no debt outstanding.

       The provisions for income taxes were related to U.S. income taxes which were provided at estimated annual effective rates using assumptions as to earnings and other factors which would affect the tax calculation for the remainder of the fiscal year, and to the operations of foreign branches and subsidiaries which were subject to local income and withholding taxes. During the third quarter, an impairment adjustment relating to the North Sea diving support vessel and vessel repair costs relating to the FPSO OCEAN PRODUCER totaling $16 million were incurred in the Company's United Kingdom subsidiary for which no tax benefit was available owing to net operating losses. These costs increased the Company's effective tax rate from 38% to 67% for the third quarter and from 38% to 56% for the nine months ended December 31, 1996.






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



                                     OCEANEERING INTERNATIONAL, INC.
                                     (Registrant)






       Date: February  7, 1997       By:  //s// JOHN R. HUFF
                                      John R. Huff, President and
                                      Chief Executive Officer





       Date: February 7, 1997        By:  //s// MARVIN J. MIGURA
                                      Marvin J. Migura, Senior Vice
                                      President and Chief Financial Officer





       Date: February 7, 1997        By:  //s// RICHARD V. CHIDLOW
                                      Richard V. Chidlow, Controller
                                      and Chief Accounting Officer