Form 10-K405
period 1997-03-31
OCEANEERING INTERNATIONAL INC
filed 1997-06-25
CIK 73756

FORM 10-K

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

     [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                 For the fiscal year ended March 31, 1997

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

Aggregate market value of the voting stock held by non-affiliates of the registrant at May 30, 1997, based upon the closing sale price of the Common
Stock on the New York Stock Exchange                           $381,067,597

Number of shares of Common Stock outstanding at May 30, 1997     23,094,327


                   Documents Incorporated by Reference:

Portions of the proxy statement to be filed on or before July 29, 1997, pursuant to Regulation 14A of the Securities and Exchange Act of 1934 to the extent set forth in Part III, Items 10-13 of this report.

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

PART IV
          Item 14   Exhibits, Financial Statement Schedules
                    and Reports on Form 8-K


SIGNATURES

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

*    Refers the reader to Part IV, Item 14.

                                  PART I

Item 1.   BUSINESS.

General Development of Business

Oceaneering International, Inc., (together with its subsidiaries, "Oceaneering" or the "Company") is an advanced applied technology company that provides engineered services and hardware to customers who operate in marine, space and other harsh environments. The Company supplies a comprehensive range of integrated technical services to a wide array of industries and is one of the world's largest underwater services contractors. Principal services are provided to the oil and gas industry and include drilling support, subsea construction, production systems, facilities maintenance and repair, survey and positioning and specialized onshore and offshore engineering and inspection. Oceaneering was organized in 1969 out of the combination of three diving service companies founded in the early 1960s. Since its establishment, the Company has concentrated on the development and marketing of underwater services requiring the use of advanced deepwater technology. The Company conducts operations in the United States and 28 other countries. The Company's international operations, principally in the North Sea, Africa and Far East, accounted for approximately 58% of its 1997 revenues, or $214 million.

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

In December 1990, the Company was awarded a contract by a major oil company to provide and maintain a Floating Production, Storage and Offloading system ("FPSO"). This represented the first major project for the Company's Offshore Production Systems division ("OPS") which was formed to develop economical production alternatives for offshore oil and gas fields. A 78,000 deadweight ton ("dwt") tanker was purchased and converted into an FPSO, the OCEAN PRODUCER, for this project. The unit was delivered to its first location in December 1991 and is currently under contract for operations offshore West Africa.

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

In November 1995, the Company was awarded a contract with a major oil company for the provision of an FPSO. The Company converted a 268,000 dwt tanker and delivered the unit to its first operational location offshore West Africa in August 1996. The customer exercised an option to purchase the unit in December 1996 and the Company is currently continuing to manage the vessel and to supervise major modifications to increase the production capacity of the unit.

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

Financial Information about Industry Segments

The Company's business segments are Oilfield Marine Services, Offshore Field Development and Advanced Technologies. The table containing revenues, operating income, identifiable assets, capital expenditures, and depreciation and amortization by business segment for the years ended March 31, 1997, 1996 and 1995 is incorporated herein by reference from Note 6 of the Notes to Consolidated Financial Statements.

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

Underwater intervention services are performed by ROVs or divers. ROVs are used at depths or in situations in which diving would be uneconomical or infeasible. The Company believes that it operates the most technically advanced fleet of work class ROVs in the world, with about a 25% market share, and is the industry leader in providing ROV services on deepwater wells which are the most technically demanding. ROVs are used for a variety of underwater tasks including drill support, installation and construction support, pipeline inspections and surveys, and subsea production facility installation, operation and maintenance. An ROV may be outfitted with manipulators, sonar, television cameras, specialized tooling packages and other equipment or features to facilitate the performance of specific underwater tasks. The Company currently owns more than 75 work class and inspection class ROVs.

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


OFFSHORE FIELD DEVELOPMENT

Mobile Offshore Production Systems. The Company established OPS as a division during 1989 to provide subsea intervention services and the engineering, procurement, construction, installation and operation of mobile offshore production systems ("MOPS") to customers for marginal and remote field production and extended well testing. The Company has been awarded several contracts pertaining to MOPS activities and subsea workover and maintenance needs, including deepwater extended well testing in the Gulf of Mexico and has served as prime contractor on an extended well testing project in the North Sea. The Company's first FPSO, the OCEAN PRODUCER, has been operating offshore West Africa since December 1991. The Company's second FPSO, the ZAFIRO PRODUCER, was delivered to its first location offshore West Africa in August 1996 to begin operations under a three-year contract with a major oil company. The customer had an option to purchase the unit and exercised this option in December 1996. The Company is continuing to operate the vessel under a management agreement and is managing a major upgrade of the vessel. Additionally, at May 30, 1997, the Company owned four offshore rigs capable of conversion to MOPS units.

Subsea Products. OIE, Multiflex and the Pipeline Repair Systems unit of the Company comprise the Subsea Products division which complements the activities of OPS. OIE provides subsea intervention services, design and fabrication of ROV interface tooling, including ROV replaceable and ROV operable valves, and design and fabrication of subsea control systems.

Multiflex, with facilities in Houston, Texas and Edinburgh, Scotland, produces subsea control umbilical cables which are used for the remote operation of subsea installations and equipment and typically incorporate both electrical and hydraulic control lines.

ADVANCED TECHNOLOGIES

The Company provides project management, engineering services and equipment to non-oilfield customers for applications in harsh environments. The Company's Advanced Technologies ("ADTECH") segment serves government agencies and firms in the telecommunications, aerospace, and civil engineering and construction industries. This is accomplished in part by extending the use of existing assets and technology developed in oilfield operations to new applications.

ADTECH performs work for customers having specialized requirements underwater or in other harsh environments. ADTECH provides deep ocean search and recovery services for governmental bodies, including the U.S. Navy and the National Aeronautics and Space Administration ("NASA"). In other services for the Navy, ADTECH provides various engineering and underwater services ranging from aircraft salvage and recovery operations to inspection and maintenance of the Navy's fleet of surface ships and submarines. The Company also maintains and operates deepwater cable lay and maintenance vehicles for AT&T Corp.

ADTECH designs and operates ROVs that are rated for work in water depths to 25,000 feet. The more advanced ROVs owned by the Company are equipped with lighter umbilical cords containing optic fibers which allow for improved communications with the surface. Other specialized equipment owned by the Company includes ROV cable lay and maintenance equipment rated to 5,000 feet and deep tow, side scan sonar systems rated for use in 20,000 feet. The Company's deep tow systems have been used to locate downed aircraft in water depths to 14,700 feet.

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

Offshore Field Development. The Company markets both its mobile offshore production systems and subsea products primarily to international and foreign national oil and gas companies, utilizing the Company's existing administrative structure to identify potential business opportunities.
MOPS are offered for extended well testing, early production and development of marginal fields and prospects in areas lacking pipelines and processing infrastructure. Contracts are typically awarded on a competitive basis, generally for periods of one or more years. The Company owns one MOPS unit and operates a second, both of which have long-term contracts. The Company also owns equipment which is capable of conversion to MOPS. Further equipment will be added as profitable opportunities arise. The Company believes that Multiflex enables it to identify market opportunities at an earlier stage as umbilical design is typically part of the initial planning phase in field development. The Company is able to offer an integrated service consisting of design, engineering, project management and provision of hardware.

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

Major Customers. Five principal customers of the Company accounted for approximately 33%, 29% and 34% of the Company's consolidated revenues in 1997, 1996 and 1995, respectively. The Mobil Corporation group of companies accounted for more than 10% of the Company's revenues in fiscal 1997. No single customer accounted for more than 10% of the Company's consolidated revenues in 1996. The Royal Dutch Shell group of companies accounted for more than 10% of the Company's consolidated revenues in 1995. Also see Note 6 of the Notes to Consolidated Financial Statements.

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

Offshore Field Development. The Company believes that it is well positioned to compete in the offshore field development market through its ability to identify and offer optimum solutions, supply equipment, provide capital on a limited basis and utilize the expertise in associated subsea technology and offshore construction and operations gained through its extensive operational experience worldwide. The Company is one of many companies that offer leased MOPS units. Potential competitors include companies having underutilized assets such as drilling rigs and tankers, although access to the capital needed to convert units to MOPS may be a limiting factor.

Although there are several competitors offering either specialized products or operating in limited geographic areas, the Company believes that it is one of two companies that compete on a worldwide basis for the provision of subsea control umbilical cables.

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

SEASONALITY, BACKLOG AND RESEARCH AND DEVELOPMENT

A material amount of the Company's revenues is generated by contracts for marine services in the Gulf of Mexico and North Sea, which are usually seasonal from April through November. However, the Company's exit from the diving sector in the North Sea in early fiscal 1998 and the substantial number of multi-year ROV contracts which were entered into during 1997 should reduce the seasonality of the Company's Oilfield Marine Services operations. Revenues in the Offshore Field Development and Advanced Technologies segments are generally not seasonal.

The amounts of backlog orders believed to be firm for Oilfield Marine Services as of March 31, 1997 and 1996 were $154 million and $100 million, respectively. Of these amounts, $65 million and $26 million, respectively, were not expected to be performed within the year following such respective dates. At March 31, 1997 and 1996, the Company had approximately $64 million and $144 million, respectively, in backlog for Offshore Field Development. Of these amounts, $33 million and $100 million, respectively, were not expected to be performed within the year following such respective dates. At March 31, 1997 and 1996, the Company had approximately $31 million and $41 million, respectively, in backlog for Advanced Technologies. Of these amounts, none and $4 million, respectively, were not expected to be performed within the year following such respective dates.

No material portion of the Company's business is subject to renegotiation of profits or termination of contracts by the United States government.

The Company's research and development expenditures were approximately $4 million, $6 million and $4 million during 1997, 1996 and 1995, respectively. These amounts do not include, nor is the Company able to determine, the expenditures by others in connection with joint research activities in which the Company participated or expenditures by the Company in connection with research conducted during the course of performing field operations.

REGULATION

The Company's operations are subject to various types of governmental regulation. The Company's operations are affected from time to time and in varying degrees by foreign and domestic political developments and foreign, federal and local laws and regulations. In particular, oil and gas production operations and economics are affected by tax, environmental and other laws relating to the petroleum industry, by changes in such laws and by constantly changing administrative regulations. Such developments may directly or indirectly affect the Company's operations and those of its customers.

Compliance with federal, state and local provisions regulating the discharge of materials into the environment or relating to the protection of the environment has not had a material impact on the Company's capital expenditures, earnings or competitive position.

In connection with its foreign operations, the Company is required in some countries to obtain licenses or permits in order to bid on contracts or otherwise to conduct business operations. Some foreign countries require that the Company enter into a joint venture or similar business arrangement with local individuals or businesses in order to conduct business. While not a formal requirement, Oceaneering's quality management systems covering the full range of subsea and topside services offered in the United Kingdom are certified to the British Standard BS EN ISO 9001:1994 and the Norwegian office is certified to the Norwegian Standard NS EN ISO 9001:1994, both of which are the equivalent of ISO 9001. The quality management systems of both the OIE and Multiflex units of the Subsea Products Group are certified to ISO 9001 for their products and services.


RISKS AND INSURANCE

The Company's operations are subject to all the risks normally incident to offshore exploration, development and production, including claims under U.S. maritime laws. These risks could result in damage to or loss of property, suspension of operations and injury to or death of personnel.
The Company insures its real and personal property and equipment. The Company's vessels are insured against damage or loss, including war and pollution risks. The Company also carries workers' compensation, maritime employer's liability, general liability, including third party pollution, and other insurance customary in its businesses. All insurance is carried at levels of coverage and deductibles which the Company considers financially prudent. On some contracts, the Company may have certain exposures for loss or damage to the customer's facilities or for unexpected weather delays, which the Company may cover by special insurance when it deems advisable. Due to the costs for limited coverage and, in the Company's opinion, limited exposure, the Company does not ordinarily carry professional liability insurance. In some jurisdictions, legal pleadings in personal injury actions may include a claim for an amount of punitive damages which may not be covered by insurance.

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

The Company operates primarily as a services company under dayrate contracts. However, the Company also owns certain specialized capital assets, which if not fully utilized could have a negative effect on cash resources as a result of continuing fixed operating costs and reduced revenues.

A significant part of the Company's operations is conducted outside the United States. For the years ended March 31, 1997, 1996 and 1995, foreign operations accounted for 58%, 58% and 51% of the Company's revenues, respectively.

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

EMPLOYEES

As of March 31, 1997, the Company had approximately 2,300 employees. The Company's work force varies seasonally and peaks during the summer months. Approximately 5% of the Company's employees are represented by unions. The Company considers its relations with its employees to be satisfactory.

Foreign and Domestic Operations and Export Sales

The table presenting revenues, profitability and assets attributable to each of Oceaneering's geographic areas for the years 1997, 1996 and 1995 is incorporated herein by reference from Note 6 of the Notes to Consolidated Financial Statements.

Item 2.   PROPERTIES.

See Item 1 - "Business - Description of Business - Oilfield Marine Services, Offshore Field Development and Advanced Technologies" for a description of equipment used in providing the Company's services.

Oceaneering maintains office, shop and yard facilities in various parts of the world. In these locations, the Company typically leases office facilities to house its administrative and engineering staff, shops equipped for fabrication, testing, repair and maintenance activities and warehouses and yard areas for storage and mobilization of equipment to work sites. The largest facilities are located in Morgan City, Louisiana and consist of 364,000 total square feet of open and covered storage space and offices, of which 243,000 square feet are owned by the Company and the remainder is leased. The Company owns and leases property in Singapore of approximately 28,700 square feet, of which 16,200 square feet are owned. The Company leases 31,000 square feet of office space and 42,800 square feet of yard area in Aberdeen, Scotland. Other major leased properties include approximately 24,600 square feet in Dubai, United Arab Emirates, and 37,000 square feet in Port Harcourt, Nigeria. These properties are used primarily by the Oilfield Marine Services business segment of the Company. Leased properties utilized primarily by the Offshore Field Development segment consist of 53,500 square feet of workshop and office space in Houston, Texas and manufacturing facilities in Houston, Texas and Edinburgh, Scotland, of 96,000 square feet and 70,000 square feet, respectively. In addition, the Company owns manufacturing facilities in Magnolia, Texas of 65,000 square feet. The Advanced Technologies business segment leases approximately 116,000 square feet in Upper Marlboro, Maryland, which includes 86,000 square feet of offices and workshops, and approximately 50,000 square feet of offices and workshops in Houston, Texas.


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


Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the year ended March 31, 1997.


Item 4a.  EXECUTIVE OFFICERS OF THE REGISTRANT.

Executive Officers. The following is information with respect to the executive officers of Oceaneering International, Inc., as of June 1, 1997:

                                                           OFFICER EMPLOYEE
     NAME                AGE  POSITIONS                     SINCE   SINCE

     John R. Huff        51   Chairman of the Board,        1986      1986
                              President and Chief Executive
                              Officer

     T. Jay Collins      50   Executive Vice President -    1993      1993
                              Oilfield Marine Services

     Marvin J. Migura    46   Senior Vice President and     1995      1995
                              Chief Financial Officer

     F. Richard Frisbie  54   Senior Vice President -       1981      1974
                              Deepwater Technology

     George R.           49   Vice President, General       1988      1988
     Haubenreich, Jr.         Counsel and Secretary

     Richard V. Chidlow  53   Controller and Chief          1990      1987
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

Business Experience. John R. Huff has been a director, President and Chief Executive Officer of the Company since 1986. He was elected Chairman of the Board in August 1990. Prior to joining the Company in 1986, he served from 1980 until 1986 as Chairman and President of Western Oceanic Inc., the offshore drilling subsidiary of The Western Company of North America ("Western Oceanic"). He is a director of BJ Services Company, Triton Energy Limited and Homegate Hospitality, Inc.

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

Marvin J. Migura, Senior Vice President and Chief Financial Officer, joined the Company in May 1995. From 1975 to 1994 he held various financial positions with Zapata Corporation, then a diversified energy services company, most recently as Senior Vice President and Chief Financial Officer from 1987 to 1994.

F. Richard Frisbie, Senior Vice President - Deepwater Technology, joined the Company in 1984 when Solus Ocean Systems, Inc., ("SOSI") was acquired. From 1974 to 1984, he held various engineering and management positions with SOSI and its predecessors. Over the past 20 years, he has been responsible for various technical developments in remotely operated underwater vehicle designs and the use of robotics and remotely operated devices for applications in harsh environments, including nuclear power plants. He also has previous experience in the aerospace industry.

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

                                Fiscal 1997         Fiscal 1996

                                High       Low      High      Low
     For the quarter ended:

          June 30             $17       $ 13-5/8  $10-5/8   $ 8-7/8
          September 30         18-3/8     14-1/2   12-1/8     8-1/2
          December 31          19-1/4     13-3/4   13         8-3/4
          March 31             18-1/2     15       14-1/2    10-7/8

On May 30, 1997, Oceaneering had 646 holders of record of its Common Stock, par value $0.25. On that date, the closing sales price of the shares, as quoted on the New York Stock Exchange, was $17.

Oceaneering has made no Common Stock dividend payments since 1977. Its present bank credit agreement restricts aggregate dividends to 50% of cumulative net earnings from December 31, 1994.

Item 6.   SELECTED FINANCIAL DATA.

Results of Operations:

                                        Years Ended March 31,
                            1997      1996      1995      1994      1993
                              (in thousands, except per share figures)

Revenues                 $368,773   $289,506  $239,936  $229,760  $215,603

Cost of services          290,801(a) 234,731   190,772   177,199   157,048

Gross margin               77,972     54,775    49,164    52,561    58,555

Selling, general and
 administrative expenses   36,363     34,589    36,410    31,631    32,903

Income from operations   $ 41,609   $ 20,186  $ 12,754  $ 20,930  $ 25,652

Net income applicable
 to common stock         $ 19,445   $ 12,357  $  5,496  $ 14,931  $ 19,401

Net income per common
 share equivalent           0.81       0.53      0.23      0.62      0.82

Depreciation and
 amortization              32,687(b)  20,567    16,232    12,196    11,528

Capital expenditures       79,599     57,171    32,057    36,730    11,996


Other Financial Data:
                                          As of March 31,
                            1997       1996     1995      1994      1993
                                   (in thousands, except ratios)

Working capital ratio       1.55       1.62     1.44      1.74      1.92

Cash and cash
 equivalents             $ 23,034   $  9,351  $ 12,865  $ 26,486   $33,973

Working capital            52,962     42,427    23,106    34,425    42,492

Total assets              268,255    256,096   187,752   171,993   154,524

Short-term debt                --        183       118       124        96

Long-term debt                 --     48,000     9,472       171       235

Total debt                     --     48,183     9,590       295       331

Shareholders' equity      156,334    127,098   115,140   113,353    98,331

(a) Includes $25,047 gain on disposition of FPSO, $7,980 impairment adjustment and $7,980 provision for special drydocking.

(b) Includes $7,980 impairment adjustment.



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

Liquidity and Capital Resources

The Company considers its liquidity and capital resources adequate to continue its growth initiatives. At March 31, 1997, the Company had working capital of $53 million, including $21 million of unrestricted cash. Additionally, the Company had all of its $80 million credit facility available and $38 million was unused under uncommitted lines of credit.

The Company expects to meet its ongoing annual cash requirements from existing cash on hand, operating cash flow, and available credit facilities. Net income plus depreciation and amortization (commonly referred to as Cash Flow from Operations) of $52 million for 1997 represented a substantial increase from the $33 million and the $22 million for 1996 and 1995, respectively.

In November 1995, the Company announced that it had been awarded a contract by a major oil company to provide an FPSO. The contract was a dayrate lease arrangement with an initial term of three years which commenced on delivery of the FPSO in August 1996. The Company purchased and converted an existing 268,000 dwt crude oil tanker into the FPSO ZAFIRO PRODUCER at a capital cost of $68 million. To facilitate the funding of the capital expenditures required for this project, the Company expanded its committed credit facility from $75 million to $120 million.

The contract provided the customer with the options to either extend the contract at reduced rates or purchase the vessel and terminate the lease at any time during the initial three-year period. The customer exercised its purchase option in December 1996 and the Company utilized part of the proceeds to repay the debt which had been incurred in conversion of the vessel. To lower commitment fees, the Company subsequently reduced its committed credit facility to $80 million, none of which was used at the end of 1997.

Working capital at the end of 1997 was $53 million which compared to $42 million at the end of 1996 and $23 million at the end of 1995. The increase in working capital in 1997 was a result of the disposition of the FPSO ZAFIRO PRODUCER. The higher working capital in 1996 compared to 1995 was primarily attributable to the receivable generated by a large MOPS conversion project completed for a customer during 1996. Subsequent to the year-end, the receivable, which was not due until 1998, was paid in full by the customer and was therefore treated as a current asset.

Capital expenditures for the years ended March 31, 1997, 1996 and 1995 were $80 million, $57 million and $32 million, respectively. Capital expenditures in 1997 included $38 million to complete the conversion of the ZAFIRO PRODUCER. Other expenditures consisted of additions to the Company's fleet of ROVs and two support vessels. Capital expenditures for 1996 included $30 million of acquisition and conversion costs of the FPSO ZAFIRO PRODUCER, completion of upgrades on two dynamically-positioned ("DP") vessels and additions to the Company's fleet of ROVs. Capital expenditures for 1995 included the purchase and upgrade of a DP offshore support vessel, acquisition of the remainder of the capital stock of a jointly owned company which owned an offshore support vessel, upgrades to ROVs and the acquisition of environmental services equipment. There were no material commitments for capital expenditures at the close of 1997.

During 1995 the Company completed the purchase of 1,000,000 shares of its Common Stock pursuant to a plan approved in June 1994. The purchases were financed primarily by bank borrowings. After re-issue of shares to meet the Company's regular obligations to the Oceaneering Retirement Investment Plan and Restricted Stock plan, and to satisfy share option exercises, there were 110,017 shares of treasury stock remaining at March 31, 1997. In April 1997, the Company approved a new plan to purchase up to a maximum of 3,000,000 shares of its Common Stock. The Company expects to fund such purchases from existing resources and operating cash flows.

As a result of the disposition of the FPSO ZAFIRO PRODUCER, the Company fully repaid its long-term debt in December 1996. The ratio of the Company's debt to total capitalization will vary from time to time depending primarily upon the level of capital spending.

Because of its significant foreign operations, the Company is exposed to currency fluctuations and exchange risks. The Company minimizes these risks primarily through matching, to the extent possible, revenues and expenses in the various currencies in which it operates. Cumulative translation adjustments as of March 31, 1997, relate primarily to the Company's permanent investment in and loans to its United Kingdom subsidiary. Inflation has not had a material effect on the Company in the past two years and no such effect is expected in the near future.

See Item 1 - "Business - Description of Business - Risks and Insurance."


Results of Operations

Revenues of $369 million for 1997 represented a substantial increase from revenues of $290 million and $240 million for 1996 and 1995, respectively. Gross margin of $78 million also compared favorably to $55 million and $49 million for the prior two years. As a percentage of revenue, gross margin of 21% for 1997 represented a slight increase from the 19% margin for 1996 and compared to a 20% margin for 1995. Gross margins as a percentage of revenues vary depending upon the mix of the type of contracts (for example, subcontractor cost components) and may not be indicative of business trends. Net income of $19.4 million in 1997 was over 50% higher than the $12.4 million reported for 1996, which was more than double the $5.5 million earned during 1995.

Information on the Company's business segments is shown in Note 6 of the Notes to Consolidated Financial Statements.


Oilfield Marine Services.

During 1997, Oilfield Marine Services segment revenues increased to $176 million compared to $132 million in 1996 and $106 million in 1995. Income from operations was $1.9 million in 1997 compared to a loss of $400,000 in 1996 and a loss of $2.5 million in 1995.

Operating cash flow (defined as operating income plus depreciation and amortization) of $23 million for 1997 represented a significant increase from the $11 million and $5 million for 1996 and 1995, respectively.

During 1997, in response to continued increasing demand to support deepwater drilling and identified future construction and production maintenance work, the Company extended its ROV fleet expansion program begun in 1996 by announcing plans for a further 23 new ROVs. These new vehicles are designed for use around the world in water depths to 10,000 feet and in severe weather conditions. Based on a review of actual and expected operating results, the Company decided to discontinue offering diving services in the North Sea and in March 1997 reached an agreement to sell its North Sea diving assets, including a diving support vessel ("DSV"). The sale closed in April 1997 and the sales proceeds approximated the net book value of the assets sold. The Company believes that there will be a greater return in focusing on other business lines in the North Sea area; diving services continue to be offered by the Company in other areas.

The table below sets out revenues and profitability for the Oilfield Marine Services segment for 1997, 1996 and 1995.

                                       For the Years Ended March 31,
                                      1997           1996         1995
                                    (in thousands, except percentages)

     Revenues                       $176,395       $132,064     $106,294
     Gross Margin                     24,139         21,154       19,872
     Gross Margin %                      14%            16%          19%

     Operating Income (loss)           1,853           (369)      (2,485)
     Operating Income (loss) %            1%              0%         (2)%


Revenues increased 34% in 1997 compared to 1996, reflecting increased activity in all operating areas. Revenues and gross margin contribution from the ROV fleet increased as requirements for vehicles to support exploration and development drilling activities from floating drilling rigs increased and units were added to the fleet. Diving revenues increased but gross margins were reduced by an impairment adjustment of $8.0 million which was made in the third quarter of 1997 to reduce the carrying value of a DSV. Excluding the impairment adjustment, gross margin was 18% in 1997. The vessel was subsequently sold at approximately its written-down book value together with the Company's North Sea diving assets.

Revenues increased 24% in 1996 compared to 1995, reflecting increased activity in all operating areas. The segment benefitted from higher revenues and gross margins contribution from the ROV fleet as requirements for vehicles to support exploration and development drilling activities from floating drilling rigs increased. However, these gains were partially offset by lower demand for diving services with correspondingly lower gross margin. In addition, operating results in the North Sea and Gulf of Mexico areas were negatively impacted by delays in the commissioning of support vessels which had undergone extensive refurbishment and upgrade during the year. Revenues and gross margin for 1996 benefited by $1.1 million from the settlement of a contract dispute which had been provided for in 1995. This adjustment increased gross margin percentage in 1996 by 1%. Gross margin was negatively impacted in 1995 by an unfavorable arbitration ruling relating to a contract executed in 1991 and difficulties experienced in collecting amounts due under a foreign contract. The provision for the arbitration ruling decreased gross margin by $1.6 million (1%). The provision relating to the difficulty in collecting amounts due under a foreign contract decreased gross margin by $1.1 million (1%). Oilfield Marine Services gross margin was 21% before the provisions.

Offshore Field Development.

This segment includes FPSO ownership and operations, engineering, design and project management services for other MOPS-related work, and subsea products.

The table below sets out revenues and profitability for this segment for 1997, 1996 and 1995.

                                         For the Years Ended March 31,
                                      1997           1996        1995
                                      (in thousands, except percentages)

     Revenues                      $101,028         $80,855     $62,918
     Gain on disposition of FPSO     25,047              --          --
     Gross Margin                    36,861          21,758      13,726
     Gross Margin %                     36%             27%         22%

     Operating Income                30,242          15,567       6,676
     Operating Income %                 30%             19%         11%


During 1997 the Company completed conversion of a 268,000 dwt tanker into an FPSO, the ZAFIRO PRODUCER, which was delivered to a customer offshore West Africa in August 1996 under a three-year contract. The customer had an option to purchase the vessel at any time during the three-year contract period and elected to do so in December 1996. The Company recognized a gain of $25.0 million on the disposition of this asset. Revenues and margins for 1997 include the results of operations for the ZAFIRO PRODUCER prior to its purchase by the customer. The Company is continuing to operate the vessel under a management agreement.

The Company's first FPSO, OCEAN PRODUCER, continued to work offshore West Africa under a four-year contract expiring in January 2000. During the third quarter of fiscal 1997, the Company determined that substantial repairs would be necessary to maintain the unit in operating condition in compliance with regulatory requirements. These repairs will require a special drydocking and are expected to be performed in fiscal 1998. The Company recorded an $8.0 million provision in fiscal 1997 which reduced gross margin by 8%.

Revenues and gross margin for 1996 were higher than for 1995 as a result of a large MOPS conversion project which was completed during the year and improved results in the subsea products business. The large MOPS project consisted of the conversion of a jackup drilling rig into production service for a customer. Results for 1996 also included a $2.7 million gain on the involuntary conversion of the semisubmersible rig, OCEAN DEVELOPER, which sank in August 1995 while under tow.

The Company expects to continue to invest in other MOPS assets as profitable opportunities arise.

Advanced Technologies.

The table below sets out revenues and profitability for this segment for 1997, 1996 and 1995.

                                         For the Years Ended March 31,
                                      1997           1996        1995
                                      (in thousands, except percentages)

     Revenues                       $91,350        $76,587      $70,724
     Gross Margin                    16,972         11,863       15,566
     Gross Margin %                     19%            15%          22%

     Operating Income                 9,514          4,988        8,563
     Operating Income %                 10%             7%          12%

Revenues for search and recovery operations for 1997 were higher than for 1996 as a result of increased activity in U.S. Navy support although gross margin percentage was lower as a result of a higher component of reimbursable costs. Subsea telecommunications cable burial activities had higher revenues than for 1996 and improved gross margins.

Revenues for 1996 increased over 1995 as a result of an increase in subsea telecommunication cable burial activities, space-related product sales and marine civil engineering and construction work. Gross margin declined in 1996 compared to 1995 due to reduced utilization of the Company's deep ocean search and recovery equipment, lower service requirements by the U.S. Navy and complications experienced on a cable burial project completed in the fourth quarter.

Other.

Interest income and interest expense for 1997 did not change significantly from 1996. Interest income increased by $1.2 million in 1996 compared to 1995 as a result of interest earned on the receivable related to the MOPS conversion project. Interest expense increased by $1.6 million in 1996 compared to 1995 as a result of increased borrowings to finance the MOPS conversion project and continuing capital expenditures in oilfield marine services. Interest expense is net of capitalized interest of $1.1 million for 1997 and $300,000 for 1996.

The Company's effective tax rate increased to 53% in 1997 compared to 38% in 1996 as a result of provisions made for asset impairment and a special drydocking in its United Kingdom subsidiary, where the Company derives no tax benefit as it already has net operating loss carryforwards ("NOLs"). The Company's effective tax rate decreased during 1996 compared to 1995 as a result of decreased losses in areas, primarily in the United Kingdom tax jurisdiction, where the Company derives no tax benefit as it already has NOLs.


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


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

                                 PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information with respect to the directors and nominees for election to the Board of Directors of Oceaneering International, Inc., is incorporated by reference from Oceaneering International, Inc.'s definitive proxy statement to be filed on or before July 29, 1997, pursuant to Regulation 14A under the Securities Exchange Act of 1934. The information with respect to the executive officers of Oceaneering International, Inc., is provided under Item 4a of Part I of this Annual Report on Form 10-K.

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

          2.   Exhibits:

                                        Registration
                                        or File   Form or         Exhibit
Exhibit                                 Number    Report Date     Number

  3       Articles of Incorporation
          and By-laws
  *3.01   Certificate of Incorporation,
          as amended                    0-8418    10-K   March 1988   3(a)
  *3.02   By-laws, as amended           0-8418    10-K   March 1987   3(b)
  *3.03   Amendment to Certificate
          of Incorporation              33-36872  S-8    Sept. 1990   4(b)
  *3.04   Amendment to By-laws          0-8418    10-K   March 1991   3(d)
  *3.05   Amendment to By-laws          1-10945   8-K    Nov. 1992    2
  4       Instruments defining the rights
          of security holders, including
          indentures
  *4.01   Specimen of Common Stock
          Certificate                   1-10945   10-K   March 1993   4(a)
  *4.02   Shareholder Rights Agreement
          dated November 20, 1992       1-10945   8-K    Nov. 1992    1
  *4.03   Bank Credit Agreement dated
          April 12, 1995                1-10945   10-K   March 1995   4.04
  *4.04   Amended and Restated Bank Credit
          Agreement dated June 12, 1996 1-10945   10-K   March 1996   4.05
 10       Material contracts
 *10.01   1981 Incentive Stock Option
          Plan, as amended              2-80506   S-8    Sept. 1987   28(e)
 *10.02   Oceaneering Retirement
          Investment Plan, as amended   1-10945   10-K   March 1996   10.02
 *10.03   Employment Agreement dated
          August 15, 1986 between
          John R. Huff and Registrant   0-8418    10-K   March 1987   10(l)
 *10.04   Addendum to Employment Agreement
          dated February 22, 1996 between
          John R. Huff and Registrant   1-10945   10-K   March 1997   10.04
 *10.05   1987 Incentive and Non-
          Qualified Stock Option Plan   33-16469  S-1    Sept. 1987   10(o)
 *10.06   Oceaneering International, Inc.
          Special Incentive Plan        33-16469  S-1    Sept. 1987   10(n)
 *10.07   Senior Executive Severance
          Plan, as amended              0-8418    10-K   March 1989   10(k)
 *10.08   Supplemental Senior Executive
          Severance Agreements, as
          amended                       0-8418    10-K   March 1989   10(l)
 *10.09   Oceaneering International, Inc.
          Executive Retirement Plan,
          as amended                    1-10945   10-K   March 1995   10.08
 *10.10   1990 Long-Term Incentive Plan 33-36872  S-8    Sept. 1990    4(f)
 *10.11   1990 Nonemployee Directors
          Stock Option Plan             33-36872  S-8    Sept. 1990    4(g)
 *10.12   Indemnification Agreement
          between Registrant and its
          Directors                     0-8418    10-Q   Sept. 1991   10(a)
 *10.13   1991 Executive Incentive
          Agreements                    0-8418    10-K   March 1992   10(p)
 *10.14   1993 Restricted Stock Award
          Incentive Agreements          1-10945   10-K   March 1994   10(q)
 *10.15   1993 Restricted Stock Award
          Incentive Agreement           1-10945   10-K   March 1996   10.16
  10.16   1997 Bonus Award Plan
 *10.17   Amendment No. 1 to the Oceaneering
          Retirement Investment Plan    1-10945   10-Q   Sept. 1996   10.01
 *10.18   1996 Incentive Plan of Oceaneering
          International, Inc.           1-10945   10-Q   Sept. 1996   10.02
 *10.19   1996 Restricted Stock Award Incentive
          Agreements between Registrant
          and Executive Officers dated
          August 23, 1996.              1-10945   10-Q   Sept. 1996   10.03
  10.20   1997 Bonus Restricted Stock Award
          Agreements between Registrant
          and Executive Officers dated
          April 22, 1997.
  21      Subsidiaries of the Registrant
  23      Consent of Independent Public
          Accountants
  24      Powers of Attorney
  27      Financial Data Schedule

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

                                        OCEANEERING INTERNATIONAL, INC.



     Date:  June 23, 1997               By: //s//JOHN R. HUFF
                                           John R. Huff
                                           President and Chief Executive
                                           Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature             Title                            Date


//s// JOHN R. HUFF         President, Principal             June 23, 1997
John R. Huff               Executive Officer, Director


//s// MARVIN J. MIGURA     Senior Vice President,           June 23, 1997
Marvin J. Migura           Principal Financial Officer


//s// RICHARD V. CHIDLOW   Controller, Principal            June 23, 1997
Richard V. Chidlow         Accounting Officer


CHARLES B. EVANS*          Director
DAVID S. HOOKER*           Director
D. MICHAEL HUGHES*         Director
HARRIS J. PAPPAS*          Director


*By: //s// GEORGE R. HAUBENREICH, JR.                       June 23, 1997
     George R. Haubenreich, Jr.
     Attorney-in-Fact

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


                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Oceaneering International, Inc.:

We have audited the accompanying consolidated balance sheets of Oceaneering International, Inc. (a Delaware corporation) and subsidiaries as of March 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended March 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oceaneering International, Inc. and subsidiaries as of March 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1997 in conformity with generally accepted accounting principles.





ARTHUR ANDERSEN LLP




Houston, Texas
May 14, 1997

             OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS
                              (in thousands)
                                  ASSETS

                                        March 31, 1997      March 31, 1996
CURRENT ASSETS:

     Cash and cash equivalents            $ 23,034             $  9,351

     Accounts receivable, net of
       allowances for doubtful accounts
       of $962 and $1,201                  120,095               96,391

     Prepaid expenses and other              5,678                4,733
                                           -------              -------
          Total current assets             148,807              110,475
                                           -------              -------
PROPERTY AND EQUIPMENT, at cost:

     Marine services equipment             198,798              187,337
     Mobile offshore production
       equipment                            31,231               56,607
     Other                                  32,915               29,438
                                           -------              -------
                                           262,944              273,382
     Less accumulated depreciation         161,053              145,105
                                           -------              -------
          Net property and equipment       101,891              128,277
                                           -------              -------
INVESTMENTS AND OTHER ASSETS:

     Goodwill, net of amortization of
       $3,502 and $2,515                    11,402               12,082

     Other                                   6,155                5,262
                                          --------             --------
TOTAL ASSETS                              $268,255             $256,096
                                          ========             ========

              See Notes to Consolidated Financial Statements

             OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS
                     (in thousands, except share data)

                   LIABILITIES AND SHAREHOLDERS' EQUITY

                                        March 31, 1997      March 31, 1996
CURRENT LIABILITIES:

     Accounts payable                         $27,432            $25,607
     Accrued liabilities                       58,183             35,823
     Income taxes payable                      10,230              6,618
                                              -------            -------
          Total current liabilities            95,845             68,048
                                              -------            -------

LONG-TERM DEBT                                     --             48,000

OTHER LONG-TERM LIABILITIES                    15,814             11,921

MINORITY INTERESTS                                262              1,029

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:

     Common Stock, par value $0.25;
       90,000,000 shares authorized;
       24,017,046 shares issued                 6,004               6,004

     Additional paid-in capital                81,153              81,921

     Treasury stock; 110,017 and
       793,170 shares at cost                    (986)             (6,976)

     Retained earnings                         76,001              56,556

     Cumulative translation adjustments        (5,838)            (10,407)
                                              -------             -------
          Total shareholders' equity          156,334             127,098
                                              -------             -------

TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                       $268,255            $256,096
                                             ========            ========

              See Notes to Consolidated Financial Statements

             OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF INCOME
                     (in thousands, except share data)

                                        For the Years Ended March 31,
                                        1997          1996         1995

REVENUES                              $368,773      $289,506      $239,936

GAIN ON DISPOSITION OF FPSO             25,047            --            --

COST OF SERVICES                       299,888       234,731       190,772

IMPAIRMENT ADJUSTMENT AND PROVISION
  FOR SPECIAL DRYDOCKING                15,960            --            --

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES               36,363        34,589        36,410
                                       -------       -------        -------
     Income from operations             41,609        20,186        12,754

INTEREST INCOME                          1,358         1,774           547

INTEREST EXPENSE                        (2,048)       (2,286)         (695)

OTHER INCOME (EXPENSE), NET                (15)          286          (383)

MINORITY INTERESTS                         390          (108)          287
                                       -------        -------      -------
     Income before income taxes         41,294         19,852       12,510

PROVISION FOR INCOME TAXES             (21,849)        (7,495)      (7,014)
                                       -------        -------      -------
NET INCOME                            $ 19,445        $12,357     $  5,496
                                       =======        =======      =======

NET INCOME PER COMMON SHARE
EQUIVALENT                            $  0.81        $  0.53        $  0.23
                                       =======        =======        =======


              See Notes to Consolidated Financial Statements

             OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (in thousands)

                                                   For the Years Ended
                                                         March 31,
                                                  1997     1996   1995

CASH FLOWS FROM OPERATING ACTIVITIES:

 Net income                                      $19,445  $12,357   $ 5,496

 Adjustments to reconcile net income to net cash provided by operating activities:

 Gain on dispositions of property and equipment  (29,605)      --        --
 Depreciation and amortization                    24,707   20,567    16,232
 Impairment adjustment                             7,980      --        --
 Currency translation adjustments and other        1,718    1,308     1,855
 Increase in accounts receivable                 (23,704) (38,031)   (6,797)
 Increase in prepaid expenses
   and other current assets                         (945)    (120)   (1,849)
 Increase in other assets                           (271)    (512)   (1,986)
 Increase in accounts payable                      1,825    10,379    1,331
 Increase in accrued liabilities                  22,360     6,023    4,062
 Increase (decrease) in income taxes payable       3,826    (1,125)     951
 Increase (decrease) in other long-term
   liabilities                                     3,126     2,542   (1,673)
                                                  ------    ------   ------
 Total adjustments to net income                  11,017     1,031   12,126
                                                  ------    ------   ------

NET CASH PROVIDED BY OPERATING ACTIVITIES         30,462    13,388   17,622

CASH FLOWS FROM INVESTING ACTIVITIES:

 Purchases of property and equipment             (79,599)  (57,171) (32,057)
 Dispositions of property and equipment          108,253        --       --
 Increase in investments                            (926)       --       --

NET CASH (USED IN) PROVIDED BY                   -------    ------  -------
      INVESTING ACTIVITIES                        27,728   (57,171) (32,057)
                                                 -------    ------  -------
CASH FLOWS FROM FINANCING ACTIVITIES:

 Proceeds from long-term bank borrowings          33,000   38,600     9,400
 Payments on long-term debt                      (81,000)     (72)      (99)
 Proceeds from issuance of common stock            3,493    1,741       109
 Purchases of treasury stock                          --       --    (8,596)
                                                  ------   ------    ------
NET CASH (USED IN) PROVIDED BY
FINANCING ACTIVITIES                             (44,507)  40,269       814
                                                  ------   ------     ------

NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                             13,683   (3,514)  (13,621)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR      9,351   12,865    26,486
                                                  ------   ------    ------
CASH AND CASH EQUIVALENTS - END OF YEAR          $23,034  $ 9,351   $12,865
                                                  ======   ======   =======


              See Notes to Consolidated Financial Statements


                OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
               For the Years Ended March 31, 1997, 1996 and 1995
                                 (in thousands)


                             Common Stock Issued     Additional         Treasury        Retained       Cumulative      Total
                             Shares     Amount       Paid-in            Stock           Earnings       Translation
                                                     Capital                                           Adjustment
                             --------------------     ---------          ---------      ---------      ----------      --------
Balance, March 31, 1994       23,996    $ 5,999       $80,062            $     -         $38,703        $(11,411)       $113,353

Net Income                         -          -             -                  -           5,496               -           5,496
Translation adjustments            -          -             -                  -               -           4,144           4,144
Stock options exercised           21          5           104                  -               -               -             109
Restricted Stock plan
compensation expense               -          -           634                  -               -               -             634
Treasury stock purchase
 of 977 shares, at cost            -          -             -             (8,596)              -               -          (8,596)
                              ------     ------        ------             ------          ------          ------         -------
Balance, March 31, 1995       24,017      6,004        80,800             (8,596)         44,199          (7,267)        115,140

Net Income                         -          -             -                  -          12,357               -          12,357
Translation adjustments            -          -             -                  -               -          (3,140)         (3,140)
Stock options exercised            -          -           113                497               -               -             610
Restricted Stock plan
 compensation expense              -          -         1,008                 62               -               -           1,070
Treasury stock issued
 to Company Benefit
 Plan, at average cost             -          -             -              1,061               -               -           1,061
                              ------     ------        ------             ------          ------         -------         -------
Balance, March 31, 1996       24,017      6,004        81,921             (6,976)         56,556         (10,407)        127,098

Net Income                         -          -             -                  -          19,445               -          19,445
Translation adjustments            -          -             -                  -               -           4,569           4,569
Restricted Stock issued            -          -        (2,797)             2,797               -               -               -
Stock options exercised            -          -           577              2,264               -               -           2,841
Restricted Stock plan
 compensation expense              -          -         1,452                  -               -               -           1,452
Treasury stock issued
 to Company Benefit
 Plan, at average cost             -          -             -                929               -               -             929
                             -------    -------       -------           --------         -------        --------        --------
Balance, March 31, 1997       24,017    $ 6,004       $81,153          $    (986)        $76,001        $ (5,838)       $156,334
                             -------    -------       -------           --------         -------        --------        --------

                  See Notes to Consolidated Financial Statements

             OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.        SUMMARY OF MAJOR ACCOUNTING POLICIES

  Principles of Consolidation

The consolidated financial statements include the accounts of Oceaneering International, Inc., and its 50% or more owned and controlled subsidiaries (the "Company"). The Company accounts for its investments in unconsolidated affiliated companies under the equity method. All significant intercompany accounts and transactions have been eliminated.

  Cash and Cash Equivalents

Cash and cash equivalents include demand deposits and highly liquid investments with original maturities of three months or fewer from the date of the investment. Approximately $1.5 million and $1.4 million of the Company's cash at March 31, 1997 and 1996, respectively, was restricted and is deposited in interest bearing accounts as security in connection with legal proceedings.

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

Effective April 1, 1996, the Company adopted Statement of Financial Accounting Standards Board standard number ("SFAS") 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," as required. SFAS 121 requires that certain long-lived assets be reviewed for impairment whenever events indicate that the carrying amount of an asset may not be recoverable and that an impairment loss be recognized under certain circumstances in the amount by which the carrying value exceeds the fair value of the asset. Initially, the adoption did not have a material effect on the Company's results of operations or financial position.

During the third quarter of fiscal 1997 it became apparent that operating results for the Company's diving support vessel ("DSV") operating in the North Sea were below expectations. The vessel was originally acquired as a construction support vessel but changing market conditions necessitated utilizing the vessel in an inspection and maintenance mode at lower margins. After review of the first full work season the Company concluded that the manner in which the vessel was being used had changed significantly from its originally intended purpose and the recoverability of the carrying amount of the asset should be assessed. The Company determined that an impairment loss of $8.0 million should be recorded. The amount was determined by comparing the carrying value of the vessel with the net present value of the expected cash flows from the vessel over its remaining life. The impairment adjustment was recorded and included in the Company's Oilfield Marine Services business segment. Subsequently, the vessel along with the other assets used in the North Sea diving operations were sold and the sales proceeds approximated net book value.

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

  Income Taxes

The Company accounts for income taxes according to SFAS 109, "Accounting for Income Taxes".

  Foreign Currency Translation

All balance sheet asset and liability accounts of foreign subsidiaries are translated into U.S. dollars at the rate of exchange in effect at the balance sheet date. Adjustments arising from these translations are accumulated in a separate account within Shareholders' Equity. All income statement accounts are translated at average exchange rates during the year.


  Net Income Per Common Share Equivalent

Net income per common share equivalent ("EPS") has been computed on the basis of the weighted average number of shares of common stock and common share equivalents outstanding in each year (24,014,000, 23,258,000 and 24,047,000 in 1997, 1996 and 1995, respectively).

The Financial Accounting Standards Board has issued SFAS 128, "Earnings Per Share", which establishes standards for computing and presenting earnings per share. The Company will adopt SFAS 128 in 1998, as required, and believes that diluted EPS, as defined in SFAS 128, will approximate EPS as shown in these financial statements.

  Other Long-Term Liabilities

At March 31, 1997 and 1996, other long-term liabilities include $8.0 million and $8.3 million, respectively, for self-insurance reserves not expected to be paid out in the following year and $7.8 and $3.7 million, respectively, for deferred income taxes.

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

  Property and Equipment

In 1997, a major oil company customer exercised its option to purchase the Floating Production, Storage and Offloading system ("FPSO"), ZAFIRO PRODUCER. Upon disposition, the related property and equipment cost and accumulated depreciation accounts were relieved and the resulting gain of $25 million was included in the Company's consolidated statement of income as Gain on Disposition of FPSO.

During the fourth quarter of 1997, the Company reached an agreement to sell the assets of its North Sea diving business. The sale included its DSV operating in the North Sea, various saturation and air diving systems and related equipment. Proceeds of $15 million, which were received after the year end, are included in accounts receivable. Sales proceeds approximated net book value and impact on net income was not material.


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

The provisions for income taxes for the years ended March 31, 1997, 1996 and 1995 were as follows:

                                     1997        1996        1995
                                            (in thousands)

  U.S. federal and state           $15,886      $5,443      $5,080
  Foreign                            5,963       2,052       1,934
                                    ------       -----       -----
  Total provision                  $21,849      $7,495      $7,014
                                    ------       -----       -----

  Current                          $17,731      $6,448      $9,021
  Deferred                           4,118       1,047      (2,007)
                                    ------       -----       -----
  Total provision                  $21,849      $7,495      $7,014
                                    ------       -----       -----

  Cash taxes paid                  $14,119      $7,465      $8,070
                                    ------       -----       -----

As of March 31, 1997, the Company had net operating loss carryforwards ("NOLs") of approximately $28 million which are available to reduce future United Kingdom Corporation Tax which would otherwise be payable.

As of March 31, 1997 and 1996, the Company's worldwide deferred tax assets and liabilities and related valuation reserves were as follows:

                                                    March 31,
                                                 1997      1996
                                                 (in thousands)

Gross deferred tax assets                      $14,302   $14,166
Valuation allowance                            (10,319)  (10,183)
                                                ------    ------
  Net deferred tax assets                      $ 3,983   $ 3,983
                                                ------    ------

  Deferred tax liabilities                     $ 7,784   $ 3,666
                                                ------    ------

The Company's deferred tax assets consist primarily of NOLs in its United Kingdom subsidiary; these NOLs have no expiration date. Deferred tax liabilities consist of depreciation and amortization and provisions for income of foreign subsidiaries expected to be repatriated.

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

Income taxes, computed by applying the federal statutory income tax rate to income before income taxes and minority interests, are reconciled to the actual provisions for income taxes as follows:


                                               For the Years Ended
                                                     March 31,
                                             1997        1996       1995
                                                   (in thousands)

Computed U.S. statutory expense           $ 14,316     $ 6,986    $ 4,278
Change in valuation allowances                 136       1,039      2,475
Withholding taxes and foreign
  earnings taxed at rates different
  from U.S. statutory rates                  5,696          --         --
State and local taxes and other, net         1,701        (530)       261
                                            ------       ------    ------
Total provision for income taxes          $ 21,849     $ 7,495    $ 7,014
                                            ------       ------    ------

The provision for 1997 includes the effect of provisions made for asset impairment and special drydocking in its United Kingdom subsidiary, where the Company derives no tax benefit as it already has NOLs.


3.        DEBT

 Credit Agreement

On April 12, 1995, the Company and a group of banks signed a credit agreement in the amount of $75 million (the "Credit Agreement"). As a result of amendments, the present amount of and availability under this
agreement is $80 million.   There is a commitment fee of 0.225% per annum
on the unused portion of the banks' commitment. At March 31, 1997 and 1996, there was $0 and $48 million, respectively, of debt outstanding under this agreement.

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

The Company has uncommitted credit agreements with banks totaling $45 million for use for borrowings and letters of credit. As of March 31, 1997, the Company had approximately $7 million in letters of credit outstanding under these agreements.

Cash interest payments of $3.6 million, $2.2 million and $900,000 were made in 1997, 1996 and 1995, respectively. Interest charges of $1.1 million in 1997 and $300,000 in 1996 were capitalized as part of construction in progress.


4.        EMPLOYEE BENEFIT PLANS AND STOCKHOLDER RIGHTS PLAN

 Retirement Investment Plans

The Company has four separate employee retirement investment plans which cover its full-time employees. The Oceaneering Retirement Investment Plan is a deferred compensation plan in which domestic employees may participate by deferring a portion of their gross monthly salary and directing the Company to contribute the deferred amount to the plan. The Company matches a portion of the deferred compensation. The Company's contributions to the plan were $1,780,000, $1,294,000 and $992,000 for the plan years ended December 31, 1996, 1995 and 1994, respectively. The second plan is the Oceaneering International Services Pension Scheme for employees in the United Kingdom. The Company provides funding for this plan based on actuarial calculations. The plan assets exceed vested benefits and are not material to the assets of the Company. Company contributions were $67,000, $57,000 and $67,000 for the years ended March 31, 1997, 1996 and 1995, respectively. There have been no new participants in this plan since March 1990. The third plan is the Personal Pension Plan for employees in the United Kingdom. Under this plan, which became effective May 1991, employees may contribute a portion of their gross monthly salary. The Company also contributes a portion of the participants' gross monthly salary. Company contributions to this plan for the years ended March 31, 1997, 1996 and 1995, were $135,000, $115,000 and $108,000, respectively.
The fourth plan, the Oceaneering International, Inc. Executive Retirement Plan, covers selected key management employees and executives of the Company as approved by the Compensation Committee of the Company's Board of Directors ("Compensation Committee"). The participants in this plan may contribute a portion of their gross monthly salary and the Company matches 100% of that contribution. Company expense related to this plan during the years ended March 31, 1997, 1996 and 1995, was $457,000, $362,000 and
$287,000, respectively.


 Incentive and Stock Option Plans

The Company has in effect shareholder approved nonemployee director stock option and incentive plans. Under the 1990 Nonemployee Director Stock Option Plan ("Nonemployee Director Plan"), options to purchase up to an aggregate of 100,000 shares of the Company's Common Stock may be granted to nonemployee directors of the Company. Each director of the Company is automatically granted an option to purchase 2,000 shares of Common Stock on the date the director becomes a nonemployee director of the Company and each year thereafter at an exercise price per share equal to 50% of the fair market value of a share of Common Stock on the date the option is granted. The options granted are not exercisable until the later to occur of six months from the date of grant or the date the optionee has completed two years of service as a director of the Company. Expense is recorded related to these options which have an exercise price less than fair market value on the date the option is granted. Expense in 1997, 1996 and 1995 was not material.

In August 1996 the shareholders of the Company approved a 1996 Incentive Plan under which a total of 1,165,000 shares of Common Stock of the Company are available for awards to employees and other persons (excluding nonemployee directors) having an important business relationship or affiliation with the Company. The 1996 Incentive Plan and a similar shareholder approved 1990 Incentive Plan ("Incentive Plans") are administered by the Compensation Committee, which determines the type or types of award(s) to be made to each participant and sets forth in the related award agreement the terms, conditions and limitations applicable to each award. The Compensation Committee may grant stock options, stock appreciation rights, stock and cash awards. Options are normally granted at not less than fair market value of the optioned shares at the date of grant. Options outstanding are exercisable over a period up to ten years after the date of grant or five years after the date of vesting at the rate of 20% per year for three years beginning one year after grant and 40% at the end of the fourth year.

The Company also has in effect three other stock plans under which options to purchase have been issued to employees and other persons affiliated with the Company. Since approval of the 1990 Incentive Plan, no further grants or awards under these three stock plans have been made or can be made or granted. These stock plans are also administered by the Compensation Committee. Options were normally granted at not less than the fair market value of the optioned shares at the date of grant. Options outstanding under these three plans which were granted periodically from 1988 to 1992, are normally exercisable over a ten-year term with vesting at the rate of 20% per year for three years beginning one year after the date of grant and 40% at the end of the fourth year.

During 1996 and 1997, the Compensation Committee granted to certain key executives of the Company restricted Common Stock of the Company designed
(i) to make a material portion of their potential future compensation contingent on performance of the Company's Common Stock and (ii) to retain their employ with the Company. These grants are subject to earning requirements on the basis of a percentage change between the price of the Common Stock of the Company versus the average of the Common Stock price of a peer group of companies over a three-year time period. Up to one-third of the total grant made in 1997 may be earned each year depending upon the Company's cumulative Common Stock performance, with any amount earned subject to vesting in four equal installments over a three or four year period conditional upon continued employment. At the time of each vesting, a participant receives a tax assistance payment which the participant must reimburse the Company if the vested Common Stock is sold by the participant within three years after the vesting date. As of March 31, 1997, the entire grant made in 1996 has been earned, subject to vesting requirements, and none of the grant made in 1997 was earned. As of March 31, 1997, a total of 477,750 shares of restricted stock was outstanding under these and former, similar, grants, of which 174,750 shares were earned, subject to vesting requirements. Subsequent to March 31, 1997 certain key executives also elected to receive restricted Common Stock of the Company totaling 44,968 shares subject to similar vesting requirements and tax assistance payments in lieu of cash for all or part of their 1997 bonus award. The numbers and weighted average grant date fair value of restricted stock granted during 1997 and 1996 were 312,000 and $17.00, and 7,000 and $10.38, respectively.  No restricted stock grants were made in 1995.

The Company accounts for stock options issued under plans under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these stock options been determined consistent with SFAS 123 "Accounting for Stock-Based Compensation", the Company's pro forma net income and earnings per share for 1997 and 1996 would have been $19,170 and $12,357, respectively, and $0.80 and $0.53, respectively. Because the SFAS 123 method of accounting has not been applied to options issued prior to April 1 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

Information regarding these option plans for 1997, 1996 and 1995 is as follows:
                              Shares under   Weighted Average
                                Option       Exercise Price

 Balance at March 31, 1994    1,083,180           $10.43
          Granted               399,900            11.81
          Exercised             (29,150)            5.35
          Forfeited             (31,850)           11.95
 Balance at March 31, 1995    1,422,080            12.07
          Granted                68,500             9.63
          Exercised             (66,500)            8.17
          Forfeited             (69,250)           11.88
 Balance at March 31, 1996    1,354,830            10.82
          Granted               304,300            15.60
          Exercised            (270,950)            8.84
          Forfeited             (40,800)           11.29
 Balance at March 31, 1997    1,347,380            12.23

The weighted average fair value of options granted in 1997 was $8.73. No significant grants were made in 1996. The fair value of the stock options granted in 1997 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 6.67%; expected dividend yield of 0%; expected life of six years; and expected volatility 47.97%.

Options outstanding at March 31, 1997 is composed of the following:

                    Outstanding                        Exercisable
          --------------------------------------  ---------------------

Range of  Number of      Weighted       Weighted  Number of   Weighted
Exercise  shares at      Average        Average   Shares at   Average
Prices    March 31,      Remaining      Exercise  March 31,   Exercise
          1997           Contractual    Price     1997        Price
                         Life (years)
--------  ---------      ------------   --------  ---------   ---------
$4.00-
 11.37     351,150           4.52        $ 7.84    303,350    $ 7.57
$11.94-
 15.75     697,530           6.23         12.94    386,830     13.37
$15.81-
 16.94     298,700           7.26         15.83      3,000     16.00

At March 31, 1997, there were 862,600 shares under these plans available for grant, of which 812,600 could be used for awarding stock options, stock appreciation rights, stock and cash awards to employees.

 Stockholder Rights Plan

On November 20, 1992, the Company's Board of Directors adopted a Stockholder Rights Plan and, in accordance with such Plan, declared a dividend of one preferred share purchase right for each outstanding share of Company common stock. The Plan will cause substantial dilution to a party that attempts to acquire the Company in a manner or on terms not approved by the Board of Directors, except pursuant to an offer conditioned on a substantial number of rights being acquired.

The rights, which do not have voting rights and are not entitled to dividends until such time as they become exercisable, expire in December 2002.


5.        COMMITMENTS AND CONTINGENCIES

 Lease Commitments

At March 31, 1997, the Company occupied several facilities under noncancellable operating leases expiring at various dates through 2065. Future minimum rentals under these leases are as follows:

                                        (in thousands)
               1998                         $2,879
               1999                          1,988
               2000                          1,435
               2001                          1,084
               2002                            413
               Thereafter                    2,237
                                            ------
               Total Lease Commitments     $10,036
                                            ------

Rental expense, which includes hire of vessels, specialized equipment and real estate rental, was approximately $25 million, $19 million and $13 million for the years ended March 31, 1997, 1996 and 1995, respectively.

  Special drydocking expense

During the third quarter of fiscal 1997, the Company determined that substantial repairs would be necessary to maintain the FPSO OCEAN PRODUCER in operating condition in compliance with regulatory requirements. The unit is currently contracted to work offshore West Africa until January 2000. These repairs will require a special drydocking and are expected to be performed in fiscal 1998. The Company recorded an $8.0 million provision in the third quarter of fiscal 1997.

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

 Litigation

Various actions and claims are pending against the Company, most of which are covered by insurance. In the opinion of management, the ultimate liability, if any, which may result from these actions and claims will not materially affect the financial position or results of operations of the Company.

 Letters of Credit

The Company had $7.3 million and $7.8 million in letters of credit outstanding as of March 31, 1997 and 1996, respectively, as guarantees in force for various performance and bid bonds which are usually for a period of one year or the duration of the contract.

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

                                        For the Years Ended March 31,
                                           1997       1996     1995
                                                (in thousands)
Revenues

Oilfield Marine Services                 $176,395   $132,064  $106,294
Offshore Field Development                101,028     80,855    62,918
Advanced Technologies                      91,350     76,587    70,724
 Total                                   $368,773   $289,506  $239,936

Income from Operations

Oilfield Marine Services                 $  1,853    $  (369) $ (2,485)
Offshore Field Development                 30,242     15,567     6,676
Advanced Technologies                       9,514      4,988     8,563
 Total                                   $ 41,609   $ 20,186  $ 12,754

Identifiable Assets

Oilfield Marine Services                 $135,375   $102,776  $ 86,422
Offshore Field Development                 74,455    103,538    53,124
Advanced Technologies                      28,135     32,466    28,520
 Total                                   $237,965   $238,780  $168,066

Capital Expenditures

Oilfield Marine Services                 $ 32,951   $ 21,868  $ 25,916
Offshore Field Development                 42,696     32,531     1,263
Advanced Technologies                       3,952      2,772     4,878
 Total                                   $ 79,599   $ 57,171  $ 32,057

Depreciation and Amortization Expenses

Oilfield Marine Services                 $ 20,682   $ 10,996  $  7,861
Offshore Field Development                  7,510      5,127     4,690
Advanced Technologies                       4,495      4,444     3,681
 Total                                   $ 32,687   $ 20,567  $ 16,232


Income from operations for each business segment is determined before interest income or expense, other expense, minority interests and the provision for income taxes. An allocation of these items is not considered practical. All assets specifically identified with a particular business segment have been segregated. Cash and cash equivalents, prepaid expenses and other current assets, investments and certain other assets have not been allocated to particular business segments. Income from operations for 1997 for Oilfield Marine Services is after charging an impairment adjustment of $7,980 which is included in depreciation and amortization expense. Income from operations for Offshore Field Development for 1997 includes a $25,047 gain on disposition of an FPSO and an $7,980 provision for a special drydocking.

Revenues of approximately $44 million in 1997 were from the Mobil Corporation group of companies and revenues of $34 million in 1995 were from the Royal Dutch Shell group of companies. No other individual customer accounted for more than 10% of revenues in 1997, 1996 or 1995.

Geographic Operating Areas

Financial data by geographic area is summarized as follows:

                                         For the Years Ended March 31,
                                             1997        1996       1995
                                                   (in thousands)
Revenues
United States                              $154,613     $122,561   $117,630
North Sea                                    72,937       53,289     48,934
Africa                                       62,863       39,747     36,361
Far East                                     44,620       38,084     22,924
Other                                        33,740       35,825     14,087
TOTAL                                      $368,773     $289,506   $239,936


Income before Income Taxes and Minority Interests
United States                              $  3,327     $  1,756    $ 2,856
North Sea                                    (4,997)        (164)       188
Africa                                       29,922        9,519      6,582
Far East                                      5,163        1,342        353
Other                                         7,489        7,507      2,244
TOTAL                                      $ 40,904     $ 19,960    $12,223


Total Assets
United States                              $133,728     $152,859   $ 87,405
North Sea                                    68,512       51,521     52,449
Africa                                       39,589       29,733     33,374
Far East                                     17,429       12,185      9,386
Other                                         8,997        9,798      5,138
TOTAL                                      $268,255     $256,096   $187,752


7.        ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

                                                       March 31,
                                                  1997           1996
                                                    (in thousands)

 Payroll and related costs                       $17,831        $14,271
 Accrued job costs                                28,886         12,651
 Other                                            11,466          8,901

 TOTAL ACCRUED LIABILITIES                       $58,183        $35,823



                     SELECTED QUARTERLY FINANCIAL DATA
                   (in thousands, except per share data)
                                (unaudited)

Year Ended March 31, 1997
                                        Quarter Ended

                         June 30   Sept. 30   Dec. 31   Mar. 31     Total

Revenues                 $80,535    $96,764   $94,117   $97,357   $368,773
Gain on disposition
  of FPSO                     --         --    25,047       --      25,047
Gross profit              14,850     16,824    30,364    15,934     77,972
Income from operations     5,942      8,508    21,440     5,719     41,609
Net income                 3,747      5,080     6,740     3,878     19,445
Earnings per common
 share equivalent         $ 0.16     $ 0.21    $ 0.28    $ 0.16     $ 0.81
Weighted average number
 of shares outstanding    23,591     23,863    24,138    24,463     24,014


Year Ended March 31, 1996
                                        Quarter Ended

                         June 30   Sept. 30   Dec. 31   Mar. 31     Total

Revenues                 $71,541    $77,088   $74,236   $66,641   $289,506
Gross profit              13,309     15,964    14,453    11,049     54,775
Income from operations     5,000      7,312     5,661     2,213     20,186
Net income                 2,787      4,573     3,528     1,469     12,357
Earnings per common
  share equivalent        $ 0.12     $ 0.20    $ 0.15    $ 0.06     $ 0.53
Weighted average number
 of shares outstanding    23,158     23,224    23,267    23,383     23,258


                                 EXHIBIT INDEX


                                      Registration
                                      or File   Form or        Exhibit
Exhibit                               Number    Report      Date     Number

  3          Articles of Incorporation
        and By-laws
  *3.01 Certificate of Incorporation,
        as amended                    0-8418    10-K March 1988      3(a)
  *3.02 By-laws, as amended           0-8418    10-K March 1987      3(b)
  *3.03 Amendment to Certificate
        of Incorporation              33-36872  S-8  Sept. 1990      4(b)
  *3.04 Amendment to By-laws          0-8418    10-K March 1991      3(d)
  *3.05 Amendment to By-laws          1-10945   8-K  Nov. 1992 2
  4     Instruments defining the rights
        of security holders, including
        indentures
  *4.01 Specimen of Common Stock
        Certificate                   1-10945   10-K March 1993      4(a)
  *4.02 Shareholder Rights Agreement
        dated November 20, 1992       1-10945   8-K  Nov. 1992 1
  *4.03 Bank Credit Agreement dated
        April 12, 1995                1-10945   10-K March 1995      4.04
  *4.04 Amended and Restated Bank Credit
        Agreement dated June 12, 1996 1-10945   10-K March 1996      4.05
 10     Material contracts
 *10.01 1981 Incentive Stock Option
        Plan, as amended              2-80506   S-8  Sept. 1987      28(e)
 *10.02 Oceaneering Retirement
        Investment Plan, as amended   1-10945   10-K March 1996      10.02
 *10.03 Employment Agreement dated
        August 15, 1986 between
        John R. Huff and Registrant   0-8418    10-K March 1987      10(l)
 *10.04 Addendum to Employment Agreement
        dated February 22, 1996 between
        John R. Huff and Registrant   1-10945   10-K March 1997      10.04
 *10.05 1987 Incentive and Non-
        Qualified Stock Option Plan   33-16469  S-1  Sept. 1987      10(o)
 *10.06 Oceaneering International, Inc.
        Special Incentive Plan        33-16469  S-1  Sept. 1987      10(n)
 *10.07 Senior Executive Severance
        Plan, as amended              0-8418    10-K March 1989      10(k)
 *10.08 Supplemental Senior Executive
        Severance Agreements, as
        amended                       0-8418    10-K March 1989      10(l)
 *10.09 Oceaneering International, Inc.
        Executive Retirement Plan,
        as amended                    1-10945   10-K March 1995      10.08
 *10.10 1990 Long-Term Incentive Plan 33-36872  S-8  Sept. 1990       4(f)
 *10.11 1990 Nonemployee Directors
        Stock Option Plan             33-36872  S-8  Sept. 1990       4(g)
 *10.12 Indemnification Agreement
        between Registrant and its
        Directors                     0-8418    10-Q Sept. 1991      10(a)
 *10.13 1991 Executive Incentive
        Agreements                    0-8418    10-K   March 1992    10(p)
 *10.14 1993 Restricted Stock Award
        Incentive Agreements          1-10945   10-K March 1994      10(q)
 *10.15 1993 Restricted Stock Award
        Incentive Agreement           1-10945   10-K March 1996      10.16
  10.16 1997 Bonus Award Plan
 *10.17 Amendment No. 1 to the Oceaneering
        Retirement Investment Plan    1-10945   10-Q Sept. 1996      10.01
 *10.18 1996 Incentive Plan of Oceaneering
        International, Inc.           1-10945   10-Q Sept. 1996      10.02
 *10.19 1996 Restricted Stock Award Incentive
        Agreements between Registrant
        and Executive Officers dated
        August 23, 1996.              1-10945   10-Q Sept. 1996      10.03
  10.20 1997 Bonus Restricted Stock Award
        Agreements between Registrant
        and Executive Officers dated
        April 22, 1997.
  21    Subsidiaries of the Registrant
  23    Consent of Independent Public
        Accountants
  24    Powers of Attorney
  27    Financial Data Schedule

* Indicates exhibit previously filed with the Securities and Exchange Commission as indicated and incorporated herein by reference.