Form 10-Q
period 1997-06-30
OCEANEERING INTERNATIONAL INC
filed 1997-08-08
CIK 73756

FORM 10-Q
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549


[X]          QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 1997

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

Class                                   Outstanding at July 25, 1997

Common Stock, $.25 Par Value                       23,281,292 shares


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

           OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                            (in thousands)

                                               June 30,       March 31,
                                                 1997           1997
                                              (unaudited)    (audited)
ASSETS
   Current Assets:
     Cash and cash equivalents                 $ 22,653       $ 23,034
     Accounts receivable (net of allowance
       for doubtful accounts of $881 at
       June 30 and $962 at March 31)             99,215        120,095
     Prepaid expenses and other                   8,431          5,678
                                               -----------------------
     Total Current Assets                       130,299        148,807
                                               -----------------------
   Property and Equipment, at cost:
     Marine services equipment                  182,793        198,798
     Mobile offshore production equipment        38,142         31,231
     Buildings, improvements and other           33,257         32,915
                                               -----------------------
                                                254,192        262,944
     Less: Accumulated Depreciation             143,595        161,053
                                               -----------------------
     Net Property and Equipment                 110,597        101,891
                                               -----------------------
   Goodwill (net of amortization
     of $3,749 and $3,502)                       11,155         11,402
   Investments and Other Assets                   6,402          6,155
                                               -----------------------
     TOTAL ASSETS                              $258,453       $268,255
                                               =======================

LIABILITIES and SHAREHOLDERS' EQUITY
   Current Liabilities:
     Accounts payable                          $ 20,670       $ 27,432
     Accrued liabilities                         58,821         58,183
     Income taxes payable                        12,200         10,230
                                               -----------------------
     Total Current Liabilities                   91,691         95,845
                                               -----------------------
   Long-Term Liabilities                         16,860         16,076
                                               -----------------------
   Shareholders' Equity                         149,902        156,334
                                               -----------------------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  $258,453       $268,255
                                               =======================

See Notes to Consolidated Financial Statements.



            OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME
                               (unaudited)

                                              For the Three Months Ended
                                                        June 30,
                                                  1997           1996
                                              (in thousands, except per
                                                   share amounts)

Revenues                                       $ 95,163       $ 80,535
Cost of services                                 76,230         65,685
Selling, general and administrative expenses      9,277          8,908
                                               -----------------------
   Income from operations                         9,656          5,942
Interest income                                     333            503
Interest expense, net                               (65)          (430)
Other income (expense), net                         (65)            80
                                               -----------------------
   Income before income taxes                     9,859          6,095
Provision for income taxes                       (3,895)        (2,348)
                                               -----------------------
   Net income                                   $ 5,964        $ 3,747
                                               =======================

Earnings per common share equivalent              $0.25          $0.16

Weighted average number of common share
   equivalents outstanding                       23,494         23,591


See Notes to Consolidated Financial Statements.


             OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (unaudited)

                                              For the Three Months Ended
                                                        June 30,
                                                  1997           1996
                                                     (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net Income                                   $ 5,964        $ 3,747

   Adjustments to reconcile net income to net
   cash provided by/(used in)operating activities:
     Depreciation and amortization                5,162          5,349
     Currency translation adjustments and other   3,794            672
     Decrease in accounts receivable             20,880          9,267
     Increase in prepaid expenses and
       other current assets                      (2,753)        (1,922)
     Increase in other assets                        --           (260)
     Decrease in current liabilities             (4,154)        (2,851)
     Increase/(decrease) in other long-term
       liabilities                                  784           (172)
                                                ----------------------
   Total adjustments to net income               23,713         10,083
                                                ----------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES        29,677         13,830
                                                ----------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment and
     other assets                               (17,654)       (22,472)
                                                ----------------------
NET CASH USED IN INVESTING ACTIVITIES           (17,654)       (22,472)
                                                ----------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term borrowings,
     net of payments                                 --          9,000
   Proceeds from issuance of common stock            99          1,336
   Purchases of Treasury Stock                  (12,503)            --
                                                ----------------------
NET CASH (USED IN) PROVIDED BY
  FINANCING ACTIVITIES                          (12,404)        10,336
                                                ----------------------
NET INCREASE (DECREASE) IN CASH                    (381)         1,694
                                                ----------------------
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR    23,034          9,351
                                                ----------------------
CASH AND CASH EQUIVALENTS - END OF PERIOD       $22,653        $11,045
                                                ======================

See Notes to Consolidated Financial Statements.


           OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (unaudited)

1. Basis of Presentation and Significant Accounting Policies

   These Consolidated Financial Statements are unaudited and have been prepared pursuant to instructions for the Quarterly Report on Form 10-Q required to be filed with the Securities and Exchange Commission and do not include all information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles. Management has reflected all adjustments which it believes are necessary to present fairly the Company's financial position at June 30, 1997 and its results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Registrant's Annual Report on Form 10-K for its fiscal year ended March 31, 1997. The results for interim periods are not necessarily indicative of annual results.

2. Cash and Cash Equivalents

   Cash and cash equivalents includes demand deposits and highly liquid investments with original maturities of three months or fewer from the date of the investment. Approximately $1.5 million of the Company's cash at June 30, 1997 and March 31, 1997 was restricted and is deposited in interest bearing accounts as security in connection with legal proceedings.

3. Shareholders' Equity

   Shareholders' Equity consisted of the following:

                                                June 30,      March 31,
                                                  1997          1997
                                              (unaudited)     (audited)
                                                 (in thousands, except
                                                      share data)
   Shareholders' Equity:
   Common Stock, par value $0.25;
     90,000,000 shares authorized;
     24,017,046 shares issued                  $  6,004       $  6,004
   Additional paid-in capital                    80,692         81,153
   Treasury stock, 836,789 and 110,017
     shares, at average cost                    (11,990)          (986)
   Retained earnings                             81,965         76,001
   Cumulative translation adjustments            (6,769)        (5,838)
                                               -----------------------
   Total Shareholders' Equity                  $149,902       $156,334
                                               =======================

4. Income Taxes

Cash taxes paid were $1.9 million and $800,000 for the first quarters of 1998 and 1997, respectively.

5.   Earnings Per Share

The Financial Accounting Standards Board has issued SFAS 128, "Earnings Per Share", which establishes standards for computing and presenting earnings per share. The Company will adopt SFAS in the third quarter of 1998, as required, and believes that diluted earnings per share, as defined in SFAS 128, will approximate EPS as shown in these financial statements.


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

Material Changes in Financial Condition

The Company considers its liquidity and capital resources adequate to support continuing operations and capital commitments. At June 30, 1997, the Company had working capital of $39 million, including $21 million of unrestricted cash. Receivables were reduced during the first quarter of 1998 as proceeds from the sale of the Company's North Sea diving assets were received. Additionally, the Company had all of its $80 million credit facility available and $37 million was unused under uncommitted lines of credit.

In April 1997, the Company approved a plan to purchase up to a maximum of 3,000,000 shares of its Common Stock. At the end of the first quarter of 1998, a total of 839,000 shares had been purchased under this plan. The Company expects to continue to fund such purchases from existing resources and operating cash flow.

Capital expenditures were $18 million during the first three months of 1998, as compared to $22 million during the corresponding period of the prior fiscal year. Capital expenditures in 1998 consisted of additions to the Company's fleet of remotely operated vehicles ("ROV"), additional support vessels and two out-of-service mobile offshore platforms for potential conversion to production systems or alternative service. Prior fiscal year expenditures included construction costs of $15 million for the Floating Production, Storage and Offloading system ("FPSO") ZAFIRO PRODUCER and ROV fleet expansion.

There were no material commitments for capital expenditures at June
30, 1997.

Results of Operations

Consolidated revenue and margin information is as follows:

                                             Three Months Ended
                                                  June 30,
                                             1997           1996
                                               (in thousands)

     Revenues                              $95,163        $80,535
     Gross Margin                           18,933         14,850
     Gross margin %                            20%            18%
     Operating Margin %                        10%             7%

The quarters ending June 30 and September 30 have generally been the Company's peak in both revenues and net income for its Oilfield Marine business. However, the Company's exit from the diving sector in the North Sea in early 1998 and the substantial number of multi-year ROV contracts which were entered into during 1997 should reduce the seasonality of the Company's Oilfield Marine Services operations. Revenues and net income in the Offshore Field Development and Advanced Technologies businesses are generally not seasonal.

Oilfield Marine Services

Revenue and gross margin information is as follows:

                                             Three Months Ended
                                                  June 30,
                                             1997           1996
                                    (in thousands, except percentages)

   Revenues                                $49,561        $41,639
   Gross margins                            10,362          7,344
   Gross margin %                              21%            18%


During the three-month period ended June 30, 1997, revenues for the Oilfield Marine Services segment increased compared to the corresponding period of the prior year primarily as a result of additional ROVs placed in service. Gross margins improved in both ROV and diving services.

Offshore Field Development

Revenue and gross margin information is as follows:

                                             Three Months Ended
                                                  June 30,
                                             1997           1996
                                   (in thousands, except percentages)

   Revenues                                $24,628        $16,564
   Gross margins                             4,300          3,346
   Gross margin %                              17%            20%

Revenues and gross margins for offshore production systems were higher in the first quarter of 1998 compared to the corresponding period of the prior year as a result of increased product sales and project management work. During the first quarter of 1998, the previously announced special drydocking on the Company's FPSO OCEAN PRODUCER commenced. As the FPSO continues to earn a base dayrate for a period of time, the repair work is not expected to have a material impact on revenue or income from operations in 1998. The FPSO is expected to be back in service offshore West Africa by the end of the second quarter of 1998 under a contract which expires in January 2000.

Advanced Technologies

Revenue and gross margin information is as follows:

                                             Three Months Ended
                                                  June 30,
                                             1997           1996
                                   (in thousands, except percentages)

   Revenues                                $20,974        $22,332
   Gross margins                             4,271          4,160
   Gross margin %                              20%            19%

Revenues for the first quarter of 1998 compared to the corresponding period of the prior year reflect lower activity on civil works projects and subsea cable burial partially offset by increased activity in search and recovery projects for the U.S. Navy.

Other

Interest income for the three-month period ended June 30, 1997 declined compared to the corresponding period of the prior year primarily as a result of interest earned by financing the conversion costs of a mobile offshore production unit for an oilfield customer in the prior year. The total amount of principal and interest outstanding under this financing arrangement was paid in full by the customer in June 1996.

Interest expense for the three-month period ended June 30, 1997 declined compared to the corresponding period of the prior year as the Company repaid all outstanding debt in December 1996. Interest expense for the three-month period ended June 30, 1996 was net of capitalized interest of $600,000 relating to the FPSO ZAFIRO PRODUCER conversion project.

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



                                        OCEANEERING INTERNATIONAL, INC.
                                        (Registrant)






Date:   August 7, 1997 By:  //s// JOHN R. HUFF
                              John R. Huff, President and
                              Chief Executive Officer





Date:   August 7, 1997 By:  //s// MARVIN J. MIGURA
                              Marvin J. Migura, Senior Vice
                              President and Chief Financial Officer





Date:   August 7, 1997 By:  //s// RICHARD V. CHIDLOW
                              Richard V. Chidlow, Controller
                              and Chief Accounting Officer