Form 10-Q
period 1997-09-30
OCEANEERING INTERNATIONAL INC
filed 1997-11-12
CIK 73756

FORM 10-Q
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549


[X]          QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 1997

                                 OR

[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________ to ____________


                    Committee File Number 1-10945


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

  Registrant's telephone number, including area code: (281)578-8868



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

Class                                Outstanding at October 31, 1997

Common Stock, $.25 Par Value                       23,479,381 shares

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

           OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                            (in thousands)

                                                Sept. 30,     March 31,
                                                  1997           1997
                                               (unaudited)    (audited)
ASSETS
   Current Assets:
     Cash and cash equivalents                   $14,294        $23,034
     Accounts receivable (net of allowance
       for doubtful accounts of $905 at
       September 30 and $962 at March 31)        104,359        120,095
     Prepaid expenses and other                    9,151          5,678
                                                -----------------------
     Total Current Assets                        127,804        148,807
                                                -----------------------
   Property and Equipment, at cost:
     Marine services equipment                   199,606        198,798
     Mobile offshore production equipment         39,861         31,231
     Buildings, improvements and other            37,441         32,915
                                                -----------------------
                                                 276,908        262,944
     Less: Accumulated Depreciation              148,595        161,053
                                                -----------------------
     Net Property and Equipment                  128,313        101,891
                                                -----------------------
   Goodwill (net of amortization
     of $3,996 and $3,502)                        10,908         11,402
   Investments and Other Assets                    7,280          6,155
                                                -----------------------
     TOTAL ASSETS                               $274,305       $268,255
                                                =======================

LIABILITIES and SHAREHOLDERS' EQUITY
   Current Liabilities:
     Accounts payable                           $ 23,230       $ 27,432
     Accrued liabilities                          48,747         58,183
     Income taxes payable                          9,351         10,230
                                                -----------------------
     Total Current Liabilities                    81,328         95,845
                                                -----------------------
   Long-Term Debt                                 16,000             --
   Other Long-Term Liabilities                    16,722         16,076
   Shareholders' Equity                          160,255        156,334
                                                -----------------------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $274,305       $268,255
                                                =======================

See Notes to Consolidated Financial Statements.

           OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF INCOME
                              (unaudited)

                                             For the Three Months Ended
                                                      September 30,
                                                   1997           1996
                                              (in thousands, except per
                                                    share amounts)

Revenues                                      $ 90,578        $ 96,764
Cost of services                                69,946          79,940
Selling, general and administrative
 expenses                                        9,580           8,316
                                               -----------------------
   Income from operations                       11,052           8,508
Interest income                                    233             146
Interest expense, net                              (57)           (568)
Other income (expense), net                       (451)            193
                                               -----------------------
   Income before income taxes                   10,777           8,279
Provision for income taxes                      (4,063)         (3,199)
                                               -----------------------
   Net income                                  $ 6,714         $ 5,080
                                               =======================

Earnings per common share equivalent             $0.28           $0.21

Weighted average number of common share
 equivalents outstanding                        23,812          23,863



See Notes to Consolidated Financial Statements.

           OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF INCOME
                              (unaudited)

                                              For the Six Months Ended
                                                    September 30,
                                                 1997          1996
                                            (in thousands, except per
                                               share amounts)

Revenues                                       $185,741       $177,299
Cost of services                                146,176        145,625
Selling, general and administrative
 expenses                                        18,857         17,224
                                               -----------------------
   Income from operations                        20,708         14,450
Interest income                                     566            649
Interest expense, net                              (122)          (998)
Other income (expense), net                        (516)           273
                                               -----------------------
   Income before income taxes                    20,636         14,374
Provision for income taxes                       (7,958)        (5,547)
                                               -----------------------
   Net income                                  $ 12,678        $ 8,827
                                               =======================

Earnings per common share equivalent              $0.54          $0.37

Weighted average number of common share
 equivalents outstanding                         23,653         23,727



See Notes to Consolidated Financial Statements.

             OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (unaudited)

                                              For the Six Months Ended
                                                     September 30,
                                                 1997            1996
                                                    (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net Income                                   $12,678        $ 8,827

   Adjustments to reconcile net income to net cash provided by/(used in)operating activities:

   Depreciation and amortization                 10,797         11,460
   Currency translation adjustments and other     4,265          1,574
   Decrease in accounts receivable               15,736         10,806
   Increase in prepaid expenses and
     other current assets                        (3,470)        (2,139)
   Increase in other assets                        (916)          (882)
   Increase(decrease) in current liabilities    (13,589)        10,136
   Increase(decrease) in long-term liabilities      646         (1,058)
                                                ----------------------
   Total adjustments to net income               13,469         29,897
                                                ----------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES        26,147         38,724
                                                ----------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment and
     other assets                               (41,415)       (55,960)
                                                ----------------------
NET CASH USED IN INVESTING ACTIVITIES           (41,415)       (55,960)
                                                ----------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term borrowings,
     net of payments                             16,000         33,000
   Proceeds from issuance of common stock         3,031          2,495
   Purchases of Treasury Stock                  (12,503)            --
                                                ----------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES         6,528         35,495
                                                ----------------------
NET INCREASE/(DECREASE) IN CASH                  (8,740)        18,259
                                                ----------------------
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR    23,034          9,351
                                                ----------------------
CASH AND CASH EQUIVALENTS - END OF PERIOD       $14,294        $27,610
                                                ======================



See Notes to Consolidated Financial Statements.

          OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (unaudited)


1. Basis of Presentation and Significant Accounting Policies

These Consolidated Financial Statements are unaudited and have been prepared pursuant to instructions for the Quarterly Report on Form 10-Q required to be filed with the Securities and Exchange Commission and do not include all information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles. Management has reflected all adjustments which it believes are necessary to present fairly the Company's financial position at September 30, 1997 and its results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Registrant's Annual Report on Form 10-K for its fiscal year ended March 31, 1997. The results for interim periods are not necessarily indicative of annual results.


2. Cash and Cash Equivalents

Cash and cash equivalents include demand deposits and highly liquid investments with original maturities of three months or fewer from the date of the investment. Approximately $1.5 million of the Company's cash at September 30, 1997 and March 31, 1997, was restricted and is deposited in interest bearing accounts as security in connection with legal proceedings.


3. Shareholders' Equity

Shareholders' Equity consisted of the following:

                                    September 30,   March 31,
                                         1997         1997
                                     (unaudited)    (audited)
                                       (in thousands, except
                                             share data)
 Shareholders' Equity:
 Common Stock, par value $0.25;
   90,000,000 shares authorized;
   24,017,046 shares issued           $ 6,004       $  6,004
 Additional paid-in capital            80,738         81,153
 Treasury stock, 559,261 and 110,017
   shares, at cost                     (8,031)          (986)
 Retained earnings                     88,679         76,001
 Cumulative translation adjustments    (7,135)        (5,838)
                                     -----------------------
 Total Shareholders' Equity          $160,255       $156,334
                                     =======================

4. Income Taxes

Cash taxes paid were $7.9 million and $5.3 million for the six months ended September 30, 1997 and 1996, respectively.


5.   Earnings Per Share

The Financial Accounting Standards Board has issued standard number ("SFAS") 128, "Earnings Per Share", which establishes standards for computing and presenting earnings per share. The Company will adopt SFAS 128 in the third quarter of 1998, as required, and believes that diluted earnings per share, as defined in SFAS 128, will approximate EPS as shown in these financial statements.

6. Comprehensive Income

The Financial Accounting Standards Board has issued SFAS 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income and its components. The primary component of other comprehensive income for the Company is the foreign currency translation adjustment accounted for under SFAS 52. The Company will adopt SFAS 130 in 1999.


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

Unless the context indicates otherwise, references to years indicate fiscal years.

Material Changes in Financial Condition

The Company considers its liquidity and capital resources adequate to support continuing operations and capital commitments. At September 30, 1997, the Company had working capital of $46 million, including $13 million of unrestricted cash. Additionally, the Company had $64 million of its $80 million credit facility available and $38 million was unused under uncommitted lines of credit. The Company incurred $16 million of long-term debt during the second quarter of 1998 to finance capital expenditures.

In April 1997, the Company approved a plan to purchase up to a maximum of 3,000,000 shares of its Common Stock and 839,000 shares have been purchased under this plan in 1998.

Capital expenditures were $41 million during the first six months of 1998, as compared to $56 million during the corresponding period of the prior fiscal year. Capital expenditures in 1998 included additions to the Company's fleet of remotely operated vehicles ("ROV"), acquisition of and construction of additional support vessels, the purchase of a tanker for possible future conversion to production systems use, and two out-of-service mobile offshore platforms for potential conversion to production systems or alternative service. Prior fiscal year expenditures included construction costs of $38 million for the Floating Production, Storage and Offloading system ("FPSO") ZAFIRO PRODUCER and ROV fleet expansion.

At September 30, 1997, the Company had commitments for capital expenditures of approximately $10 million relating to new vessel construction.


Results of Operations

Consolidated revenue and margin information is as follows:

                      Three Months Ended       Six Months Ended
                         September 30,          September 30,
                       1997       1996         1997      1996
                       (in thousands, except percentages)

Revenues            $ 90,578   $ 96,764     $185,741  $177,299
Gross Margin          20,632     16,824       39,565    31,674
Gross margin %           23%        17%          21%       18%
Operating Margin %       12%         9%          11%        8%

The quarters ending June 30 and September 30 have generally been the Company's peak in both revenues and net income for its Oilfield Marine business. However, the Company's exit from the diving sector in the North Sea in early 1998 and the substantial number of multi-year ROV contracts which were entered into during 1997 and 1998 should reduce the seasonality of the Company's Oilfield Marine Services operations. Revenues and operating income in the Offshore Field Development and Advanced Technologies businesses are generally not seasonal.

Oilfield Marine Services

Revenue and gross margin information is as follows:

                      Three Months Ended      Six Months Ended
                         September 30,          September 30,
                       1997       1996         1997      1996
                         (in thousands, except percentages)

Revenues            $ 47,527   $ 43,560     $ 97,088   $85,199
Gross Margin          12,332      8,605       22,694    15,949
Gross margin %           26%        20%          23%       19%

Revenues and gross margins for the three-month and six-month periods ended September 30, 1997 increased over the corresponding periods of the prior year as a result of higher activity in the offshore oilfield services sector. The increase in worldwide revenues was partially offset by lower revenues in the North Sea area, where the Company exited the diving services market in early 1998. As a result of improved market conditions, gross margin percentages also increased over the corresponding periods of the prior year.


Offshore Field Development

Revenue and gross margin information is as follows:

                      Three Months Ended      Six Months Ended
                         September 30,          September 30,
                       1997       1996         1997      1996
                        (in thousands, except percentages)

Revenues            $ 21,760   $ 22,970     $ 46,388   $39,534
Gross Margin           2,588      4,610        6,888     7,956
Gross margin %           12%        20%          15%       20%

Revenues and gross margins for offshore field development were lower in the three-month period ended September 30, 1997 compared to the corresponding period of the prior year.

The special drydocking of the OCEAN PRODUCER which commenced in the first quarter of 1998 was completed in September 1997 and the FPSO returned to work offshore West Africa under a contract which expires in January 2000. As the FPSO continued to earn a base dayrate for the period of the drydocking there was no material impact on revenue or income from operations. Results for the second quarter of 1997 included the FPSO ZAFIRO PRODUCER which commenced operations in late August 1996. In December 1996, the customer exercised its option to purchase the ZAFIRO PRODUCER.

Gross margins for subsea products were reduced by new product development costs.

Advanced Technologies

Revenue and gross margin information is as follows:

                      Three Months Ended      Six Months Ended
                         September 30,          September 30,
                       1997       1996         1997      1996
                         (in thousands, except percentages)

Revenues            $ 21,291   $ 30,234     $ 42,265   $52,566
Gross Margin           5,712      3,609        9,983     7,769
Gross margin %           27%        12%          24%       15%

Revenues for the three-month and six-month periods ended September 30, 1997 decreased over the corresponding periods of the prior year as a result of lower search and recovery and subsea cable burial activities, and lower service requirements by the U.S. Navy. Gross margins improved as a result of improved operational execution. Results for the prior year were negatively impacted by losses in a fixed price deep water cable burial contract offshore Australia which required more time to complete than had been originally planned.


Other

Selling, general and administrative expense increased 15% for the second quarter of 1998 and 9% year-to-date compared to the corresponding periods of the prior year reflecting additional resources required to support both the increased levels of current activity and expected future growth.

Interest expense for the three-month and six-month periods ended September 30, 1997 declined compared to the corresponding periods of the prior year as a result of lower average outstanding debt. Interest expense for the three-month and six-month periods ended September 30, 1996 was net of capitalized interest of $500,000 and $1,100,000, respectively, relating to the FPSO ZAFIRO PRODUCER conversion project.

Other income and expense for the three-month and six-month periods ended September 30, 1997 was impacted adversely by higher minority interest expense during 1998 compared to the corresponding periods of the prior year as a result of improved profitability in certain joint ventures and by currency losses arising from weakness in certain Asian currencies.

The provision for income taxes was provided at an estimated annual effective rate using assumptions as to earnings and other factors which would affect the tax calculation for the remainder of the fiscal year.

                   PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders.

(a)   The Company held its Annual Meeting of Shareholders on
August 22, 1997.

The following matters were voted upon at the Annual Meeting:

Election of Directors.

Nominee             Shares For          Shares Withheld
Charles B. Evans    19,861,228          97,524
John R. Huff        19,860,928          97,824

Ratification of the appointment of Arthur Andersen LLP as independent auditors of the Company.

Shares For          Shares Against      Shares Abstained
19,921,985              6,727                    30,040


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



                         OCEANEERING INTERNATIONAL, INC.
                         (Registrant)






Date: November 5, 1997   By:  //s// JOHN R. HUFF
                         John R. Huff, President and
                         Chief Executive Officer





Date: November 5, 1997   By:  //s// MARVIN J. MIGURA
                         Marvin J. Migura, Senior Vice
                         President and Chief Financial Officer





Date: November 5, 1997   By:  //s// RICHARD V. CHIDLOW
                         Richard V. Chidlow, Controller
                         and Chief Accounting Officer