Form 10-Q
period 1997-12-31
OCEANEERING INTERNATIONAL INC
filed 1998-02-17
CIK 73756

FORM 10-Q
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549


[X]          QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended December 31, 1997

                                 OR

[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________ to ____________


                    Committee File Number 1-10945


                   OCEANEERING INTERNATIONAL, INC.
       (Exact name of registrant as specified in its charter)

DELAWARE                                                  95-2628227
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                   Identification No.)

                            11911 FM 529
                           Houston, Texas              77041
      (Address of principal executive offices)      (Zip Code)

  Registrant's telephone number, including area code: (713)329-4500

                   16001 Park Ten Place, Suite 600
                        Houston, Texas  77084
        (Former name, former address and former fiscal year,
                    if changed since last report)

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

Class                                Outstanding at January 30, 1998

Common Stock, $.25 Par Value                       22,917,172 shares

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

           OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                            (in thousands)

                                               Dec. 31,      March 31,
                                                 1997           1997
ASSETS
   Current Assets:
     Cash and cash equivalents                  $20,072        $23,034
     Accounts receivable (net of allowance
       for doubtful accounts of $134 at
       December 31 and $962 at March 31)        105,979        120,095
     Prepaid expenses and other                  12,281          5,678
                                               -----------------------
     Total Current Assets                       138,332        148,807
                                               -----------------------
   Property and Equipment, at cost:
     Marine services equipment                  206,968        198,798
     Mobile offshore production equipment        46,826         31,231
     Buildings, improvements and other           42,209         32,915
                                               -----------------------
                                                296,003        262,944
     Less: Accumulated Depreciation             150,503        161,053
                                               -----------------------
     Net Property and Equipment                 145,500        101,891
                                               -----------------------
   Goodwill (net of amortization
     of $4,243 and $3,502)                       10,661         11,402
   Investments and Other Assets                   7,236          6,155
                                               -----------------------
     TOTAL ASSETS                              $301,729       $268,255
                                               =======================

LIABILITIES and SHAREHOLDERS' EQUITY
   Current Liabilities:
     Accounts payable                          $ 31,896       $ 27,432
     Accrued liabilities                         49,357         58,183
     Income taxes payable                         9,814         10,230
                                               -----------------------
     Total Current Liabilities                   91,067         95,845
                                               -----------------------
   Long-Term Debt                                38,000             --
   Other Long-Term Liabilities                   17,255         16,076
   Shareholders' Equity                         155,407        156,334
                                               -----------------------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  $301,729       $268,255
                                               =======================

See Notes to Consolidated Financial Statements.

           OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF INCOME

                                           For the Three Months Ended
                                                   December 31
                                                1997           1996
                                            (in thousands, except per
                                                 share amounts)

Revenues                                       $ 86,234      $ 94,117
Gain on disposition of FPSO                          --        25,047
Cost of services                                 67,949        72,840
Impairment adjustment and provision
   for special drydocking                            --        15,960
Selling, general and administrative
 expenses                                         9,797         8,924
                                              -----------------------
   Income from operations                         8,488        21,440
Interest income                                     138           199
Interest expense, net                               (92)         (958)
Other income (expense), net                        (504)            3
                                              -----------------------
   Income before income taxes                     8,030        20,684
Provision for income taxes                       (3,035)      (13,944)
                                              -----------------------
   Net income                                   $ 4,995       $ 6,740
                                              =======================


Basic earnings per share                          $0.21         $0.28
Diluted earnings per share                        $0.21         $0.28

Weighted average number of common shares         23,376        23,842
Incremental shares from stock options               372           296
Weighted average number of common
   shares and equivalents                        23,748        24,138


See Notes to Consolidated Financial Statements.

           OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF INCOME

                                               For the Nine Months Ended
                                                     December 31
                                                  1997          1996
                                              (in thousands, except per
                                                    share amounts)

Revenues                                         $271,975        $271,416
Gain on disposition of FPSO                            --          25,047
Cost of services                                  214,125         218,465
Impairment adjustment and provision
   for special drydocking                              --          15,960
Selling, general and administrative
 expenses                                          28,654          26,148
                                                  -----------------------
   Income from operations                          29,196          35,890
Interest income                                       704             848
Interest expense, net                                (214)         (1,956)
Other income (expense), net                        (1,020)            276
                                                  -----------------------
   Income before income taxes                      28,666          35,058
Provision for income taxes                        (10,993)        (19,491)
                                                  -----------------------
   Net income                                    $ 17,673         $15,567
                                                  =======================



Basic earnings per share                            $0.76           $0.66
Diluted earnings per share                          $0.75           $0.65

Weighted average number of common shares           23,337          23,572
Incremental shares from stock options                 348             292
Weighted average number of common
   shares and equivalents                          23,685          23,864




See Notes to Consolidated Financial Statements.

             OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   For the Nine Months Ended
                                                         December 31,
                                                      1997            1996
                                                     (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net Income                                        $17,673         $15,567

   Adjustments to reconcile net income to net cash provided by operating activities:

   Gain on disposal of property and equipment             --         (25,047)
   Depreciation and amortization                      16,881          18,925
   Impairment adjustment                                  --           7,980
   Currency translation adjustments and other          5,295           1,018
   Decrease in accounts receivable                    14,116          12,919
   Increase in prepaid expenses and
     other current assets                             (6,603)         (2,299)
   Increase in other assets                             (862)             --
   Increase(decrease) in current liabilities          (3,768)         11,431
   Increase in long-term liabilities                   1,179           9,440
                                                      ----------------------
   Total adjustments to net income                    26,238          34,367
                                                      ----------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES             43,911          49,934
                                                      ----------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment and
     other assets                                    (65,023)        (66,014)
   Disposal of property and equipment                     --          92,566
   Increase in investments                              (224)           (904)
                                                      ----------------------
NET CASH PROVIDED BY(USED IN) INVESTING
   ACTIVITIES                                        (65,247)         25,648
                                                      ----------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term borrowings                 38,000          33,000
   Repayment of long-term borrowings                      --         (81,000)
   Proceeds from issuance of common stock              3,714           2,969
   Purchases of Treasury Stock                       (23,340)             --
                                                      ----------------------
NET CASH PROVIDED BY(USED IN) FINANCING
   ACTIVITIES                                         18,374         (45,031)
                                                      ----------------------
NET INCREASE(DECREASE) IN CASH                        (2,962)         30,551
                                                      ----------------------
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR         23,034           9,351
                                                      ----------------------
CASH AND CASH EQUIVALENTS - END OF PERIOD            $20,072         $39,902
                                                      ======================

See Notes to Consolidated Financial Statements.

         OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and Significant Accounting Policies

These Consolidated Financial Statements are unaudited and have been prepared pursuant to instructions for the Quarterly Report on Form 10-Q required to be filed with the Securities and Exchange Commission and do not include all information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles. Management has reflected all adjustments which it believes are necessary to present fairly the Company's financial position at December 31, 1997 and its results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Registrant's Annual Report on Form 10-K for its fiscal year ended March 31, 1997. The results for interim periods are not necessarily indicative of annual results.

Unless the context indicates otherwise, references to years indicate fiscal years.

2. Cash and Cash Equivalents

Cash and cash equivalents include demand deposits and highly liquid investments with original maturities of three months or fewer from the date of the investment. Approximately $1.5 million of the Company's cash at December 31, 1997 and March 31, 1997 was restricted and is deposited in interest bearing accounts as security in connection with legal proceedings.

3. Shareholders' Equity

Shareholders' Equity consisted of the following:

                                               December 31,   March 31,
                                                    1997         1997
                                                  (in thousands, except
                                                        share data)
 Shareholders' Equity:
 Common Stock, par value $0.25;
   90,000,000 shares authorized;
   24,017,046 shares issued                     $ 6,004        $  6,004
 Additional paid-in capital                      81,128          81,153
 Treasury stock, 1,108,670 and 110,017
   shares, at cost                              (18,151)           (986)
 Retained earnings                               93,674          76,001
 Cumulative translation adjustments              (7,248)         (5,838)
                                                -----------------------
 Total Shareholders' Equity                    $155,407        $156,334
                                               ========================

4. Income Taxes

Cash taxes paid were $10.3 million and $6.7 million for the nine months ended December 31, 1997 and 1996, respectively.

5.   Earnings Per Share

The Company has computed earnings per share in accordance with Financial Accounting Standards Board standard number ("SFAS") 128, "Earnings Per Share", which became effective in the third quarter of 1998. Prior periods comparative figures have been re-stated.

6. Accounting Pronouncements

The Financial Accounting Standards Board has issued SFAS 130, "Reporting Comprehensive Income", and SFAS 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS 130 establishes standards for reporting and display of comprehensive income and its components. The primary component of other comprehensive income for the Company is the foreign currency translation adjustment accounted for under SFAS 52. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in
interim and annual financial statements.    The Company will
adopt SFAS 130 and SFAS 131 in 1999.


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


Material Changes in Financial Condition

The Company considers its liquidity and capital resources adequate to support continuing operations and capital commitments although if significant investment opportunities arise the

Company may require the use of additional external funding. At December 31, 1997, the Company had working capital of $47 million, including $19 million of unrestricted cash. Additionally, the Company had $42 million of its $80 million credit facility available and $39 million was unused under uncommitted lines of credit.

In April 1997, the Company approved a plan to purchase up to a maximum of 3,000,000 shares of its Common Stock and 1,439,000 shares have been purchased under this plan in 1998.

Capital expenditures were $65 million during the first nine months of 1998, as compared to $66 million during the corresponding period of the prior fiscal year. Capital expenditures in 1998 included additions to the Company's fleet of remotely operated vehicles ("ROV"), acquisition of and construction of additional support vessels, the purchase of a production barge operating in Southeast Asia, a tanker for possible future conversion to production systems use, and two out-of-service mobile offshore platforms for potential conversion to production systems or alternative service. Prior fiscal year expenditures included ROV fleet expansion and $38 million of construction costs for the Floating Production, Storage and Offloading system ("FPSO") ZAFIRO PRODUCER.

At December 31, 1997, the Company had commitments for capital expenditures of approximately $25 million relating to new vessel construction.


Results of Operations

Consolidated revenue and margin information is as follows:

                      Three Months Ended      Nine Months Ended
                          December 31,           December 31,
                        1997       1996         1997      1996
                                  (in thousands)

Revenues             $ 86,234   $ 94,117     $271,975  $271,416
Gain on disposition
 of FPSO                   --     25,047            -    25,047
Gross Margin           18,285     30,364       57,850    62,038
Gross margin %            21%        32%          21%       23%
Operating Margin %        10%        23%          11%       13%

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

Oilfield Marine Services

Revenue and gross margin information is as follows:

                      Three Months Ended      Nine Months Ended
                         December 31,          December 31,
                       1997       1996         1997      1996
                                (in thousands)

Revenues            $ 43,201   $ 43,829     $140,289  $129,028
Gross Margin           9,816        749       32,510    16,698
Gross margin %           23%         2%          23%       13%

Revenues and gross margins for the nine months ended December 31, 1997 increased over the corresponding periods of the prior year as a result of improved market conditions. Lower revenues in the North Sea area, where the Company exited the diving services market in early 1998, were offset by higher revenues in the U.S. markets.

Gross margins for the three-month and nine-month periods ended December 31, 1996 included an adjustment of $8 million to reduce the carrying value of the Company's North Sea diving support vessel. This adjustment reduced gross margin percentages by 18% and 6% for the three-month and nine-month periods ended December 31, 1996, respectively.


Offshore Field Development

Revenue and gross margin information is as follows:

                        Three Months Ended      Nine Months Ended
                           December 31,          December 31,
                         1997       1996         1997      1996
                                (in thousands)

Revenues             $ 21,022    $ 27,268      $ 67,410   $66,802
Gain on disposition
  of FPSO                  --      25,047            --    25,047
Gross Margin            3,287      23,801        10,175    31,757
Gross margin %            16%         87%           15%       48%


Revenues and gross margins for the third quarter of the prior year included operating results of the FPSO ZAFIRO PRODUCER, which commenced operations in late August 1996, and the gain on disposition which was recorded when the customer exercised its option to purchase the FPSO in December 1996. As a result, revenues and gross margins for offshore field development for the three-month period ended December 31, 1997 were lower as compared to the corresponding period of the prior year. The Company continues to provide project management services on the FPSO.

Gross margins for the three-month and nine-month periods ended December 31, 1996, included a provision of $8 million for the cost of a special drydocking for the FPSO OCEAN PRODUCER. This special drydocking was completed in September 1997 and the FPSO returned to work offshore West Africa under a contract which expires in January 2000. As the FPSO continued to earn a base dayrate for the period of the drydocking there was no material impact on revenue or income from operations.

Gross margin percentages for the three-month and nine-month periods ended December 31, 1997 for subsea products were reduced by new product development costs.


Advanced Technologies

Revenue and gross margin information is as follows:

                      Three Months Ended      Nine Months Ended
                         December 31,          December 31,
                       1997       1996         1997      1996
                                (in thousands)

Revenues            $ 22,011   $ 23,020      $ 64,276   $75,586
Gross Margin           5,182      5,814        15,165    13,583
Gross margin %           24%        25%           24%       18%

Revenues and gross margins for the three-month period ended December 31, 1997 decreased over the corresponding period of the prior year as a result of lower activity in subsea cable burial and civil projects and lower service requirements of the U.S. Navy.

Revenues for the nine-month period ended December 31, 1997 decreased over the corresponding period of the prior year as a result of lower activity in subsea cable burial and civil projects and lower service requirements by the U.S. Navy. Gross margins improved as a result of improved operational execution. Results for the prior year were negatively impacted by losses in a fixed price deep water cable burial contract offshore Australia which required more time to complete than had been originally planned.


Other

Selling, general and administrative expense increased 10% for the third quarter and year-to-date compared to the corresponding periods of the prior year reflecting additional resources required to support both the increased levels of current activity and expected future growth.

Interest expense for the three-month and nine-month periods ended December 31, 1997 declined compared to the corresponding periods of the prior year as a result of lower average outstanding debt. Interest expense for the three-month period ended December 31, 1997 was net of capitalized interest of $400,000 relating to investments in MOPS and new vessel construction. Interest expense for the nine-month period ended December 31, 1996 was net of capitalized interest of $1,100,000 relating to the FPSO ZAFIRO PRODUCER conversion project.

Other income and expense for the three-month and nine-month periods ended December 31, 1997 was impacted adversely by currency losses arising from weakness in certain Asian currencies compared to the corresponding periods of the prior year. Additionally, other income and expense for the nine-month period ended December 31, 1997 was impacted adversely by higher minority interest expense compared to the corresponding period of the prior year as a result of improved profitability in certain joint ventures.

The provision for income taxes was provided at an estimated annual effective rate using assumptions as to earnings and other factors which would affect the tax calculation for the remainder of the fiscal year. The provision for 1997 included the effect of provisions made for asset impairment and special drydocking in its United Kingdom subsidiary, where the Company derives no tax benefit as it already has net operating losses.

                   PART II - OTHER INFORMATION


Item 6.             Exhibits and Reports on Form 8-K.

 (a) Exhibits.

     27.  Financial Data Schedule

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



                         OCEANEERING INTERNATIONAL, INC.
                         (Registrant)






Date: February 11, 1998  By:  //s// JOHN R. HUFF
                         John R. Huff, President and
                         Chief Executive Officer





Date: February 11, 1998  By:  //s// MARVIN J. MIGURA
                         Marvin J. Migura, Senior Vice
                         President and Chief Financial Officer





Date: February 11, 1998  By:  //s// RICHARD V. CHIDLOW
                         Richard V. Chidlow, Controller
                         and Chief Accounting Officer