Form 10-K405
period 1998-03-31
OCEANEERING INTERNATIONAL INC
filed 1998-06-24
CIK 73756

FORM 10-K

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

     [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                 For the fiscal year ended March 31, 1998

                                    OR

     [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

          For the transition period from __________ to __________

                      Commission file number 1-10945

                      OCEANEERING INTERNATIONAL, INC.
          (Exact name of registrant as specified in its charter)

Delaware                                                         95-2628227
(State or other jurisdiction                               (I.R.S. Employer
of incorporation or organization)                       Identification No.)

                               11911 FM 529
                          Houston, Texas   77041
            (Address of principal executive offices) (Zip Code)
    Registrant's telephone number, including area code:  (713) 329-4500

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

Aggregate market value of the voting stock held by non-affiliates of the registrant at May 29, 1998 based upon the closing sale price of the Common
Stock on the New York Stock Exchange                           $477,550,454

Number of shares of Common Stock outstanding at May 29, 1998     22,958,633


                   Documents Incorporated by Reference:

Portions of the proxy statement to be filed on or before July 29, 1998, pursuant to Regulation 14A of the Securities and Exchange Act of 1934 to the extent set forth in Part III, Items 10-13 of this report.

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

PART IV
          Item 14   Exhibits, Financial Statement Schedules
                    and Reports on Form 8-K


SIGNATURES

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

*    Refers the reader to Part IV, Item 14.


                                PART I

Item 1.   BUSINESS.

General Development of Business

Oceaneering International, Inc., (together with its subsidiaries, "Oceaneering" or the "Company") is an advanced applied technology company that provides engineered services and hardware to customers who operate in marine, space and other harsh environments. The Company supplies a comprehensive range of integrated technical services to a wide array of industries and is one of the world's largest underwater services contractors. Principal services are provided to the oil and gas industry and include drilling support, subsea construction, production systems, facilities maintenance and repair, survey and positioning and specialized onshore and offshore engineering and inspection. Oceaneering was organized in 1969 out of the combination of three diving service companies founded in the early 1960s. Since its establishment, the Company has concentrated on the development and marketing of underwater services requiring the use of advanced deepwater technology. The Company conducts operations in the United States and 28 other countries. The Company's international operations, principally in the North Sea, Africa and Far East, accounted for approximately 51% of its 1998 revenues, or $184 million.

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

In December 1990, the Company was awarded a contract by a major oil company to provide and maintain a Floating Production, Storage and Offloading system ("FPSO"). This represented the first major project for the Company's Offshore Production Systems division ("OPS"), which was formed to develop economical production alternatives for offshore oil and gas fields. A 78,000 deadweight ton ("dwt") tanker was purchased and converted into an FPSO, the OCEAN PRODUCER, for this project. The unit was delivered to its first location in December 1991 and is currently under contract for operations offshore West Africa.

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

Unless the context indicates otherwise, references to years indicate fiscal year.

Financial Information about Industry Segments

The Company's business segments are Oilfield Marine Services, Offshore Field Development and Advanced Technologies. The table containing revenues, operating income, identifiable assets, capital expenditures, and depreciation and amortization by business segment for the years ended March 31, 1998, 1997 and 1996 is incorporated herein by reference from Note 6 of the Notes to Consolidated Financial Statements.

Description of Business

OILFIELD MARINE SERVICES

The Company's Oilfield Marine Services business consists of underwater intervention and above-water inspection, maintenance and repair.
These services may be provided to customers on an integrated basis.

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

Underwater intervention services are performed by ROVs or divers.
ROVs are used at depths or in situations in which diving would be uneconomical or infeasible. The Company believes that it operates the largest and most technically advanced fleet of work class ROVs in the world, with over 25% market share. ROVs are used for a variety of underwater tasks including drill support, installation and construction support, pipeline inspections and surveys, and subsea production facility installation, operation and maintenance. An ROV may be outfitted with manipulators, sonar, television cameras, specialized tooling packages and other equipment or features to facilitate the performance of specific underwater tasks. The Company currently owns more than 80 work class ROVs and is the industry leader in providing ROV services on deepwater wells which are the most technically demanding.

Prior to 1996, the Company purchased most of its ROVs from third-party manufacturers although it designed and built specialized systems in house. In response to increased demand for more powerful systems capable of operating in deeper water, the Company expanded its production capabilities and established a dedicated facility to design and build ROVs to meet the continued expansion of the ROV fleet. Over 30 systems have been delivered and all new ROVs entering the Company's fleet are now produced at this facility.

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

Above-Water Inspection Services. Through its Solus Schall division ("Solus Schall"), the Company offers a wide range of inspection services to customers required to obtain third party inspections to satisfy contractual structural specifications and requirements, internal safety standards or regulatory requirements. The Company focuses on the inspection of pipelines and onshore fabrication of offshore facilities for the oil and gas industry. Certain of Solus Schall's pipeline inspection activities are performed through the use of specialized X-ray crawlers, which travel independently inside pipelines, stopping to perform radiographic inspection of welds. Solus Schall derives the majority of its revenues from foreign operations.

OFFSHORE FIELD DEVELOPMENT

Mobile Offshore Production Systems. The Company established OPS as a division during 1989 to provide subsea intervention services and the engineering, procurement, construction, installation and operation of mobile offshore production systems ("MOPS") to customers for marginal and remote field production and extended well testing. The Company has been awarded several contracts pertaining to MOPS activities and subsea workover and maintenance needs, including deepwater extended well testing in the Gulf of Mexico and has served as prime contractor on an extended well testing project in the North Sea. The Company's first FPSO, the OCEAN PRODUCER, has been operating offshore West Africa since December 1991. In December 1997, the Company purchased a production barge which is under contract offshore Indonesia. The Company continues to operate the FPSO ZAFIRO PRODUCER under a management agreement and is managing a major upgrade of the vessel. The ZAFIRO PRODUCER, which was acquired in 1996 and converted to an FPSO, was delivered to its first location offshore West Africa in August 1996 to begin operations under a three-year contract with a major oil company. The customer had an option to purchase the unit and exercised this option in December 1996. Additionally, the Company owns four out-of-service offshore rigs and a tanker capable of conversion to MOPS units.

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

ADVANCED TECHNOLOGIES

The Company's Advanced Technologies ("ADTECH") business segment provides underwater intervention, topside inspection, and engineering services to meet a variety of non-oilfield industrial requirements, including ship husbandry, search and recovery, subsea telecommunications cable installation, maintenance and repair, civil works projects and commercial theme park animation. This is accomplished in part by extending the use of existing assets and technology developed in oilfield operations to new applications.

ADTECH performs work for customers having specialized requirements underwater or in other environments. ADTECH provides deep ocean search and recovery services for governmental bodies, including the U.S. Navy. In other services for the Navy, ADTECH provides various engineering and underwater services ranging from aircraft salvage and recovery operations to inspection and maintenance of the Navy's fleet of surface ships and submarines. The Company also maintains and operates deepwater cable lay and maintenance vehicles for Tyco Submarine Systems Ltd.

ADTECH designs and operates ROVs that are rated for work in water depths to 25,000 feet. The Company's ROVs are equipped with umbilical cords containing fiber optics which allow for improved communications with the surface. Other specialized equipment owned by the Company includes ROV cable lay and maintenance equipment rated to 5,000 feet and deep tow, side scan sonar systems rated for use in 20,000 feet. The Company's deep tow systems have been used to locate aircraft in water depths to 14,700 feet.

ADTECH also designs and develops specialized tools and builds ROV systems to customer specifications for use in deepwater and hazardous environments.

As part of ADTECH, Oceaneering Space Systems ("OSS") directs the Company's efforts towards applying undersea technology and experience in the space industry. The Company has worked with the National Aeronautics and Space Administration ("NASA") and NASA subcontractors on a variety of projects including portable life-support systems, decompression techniques, tools and robotic systems, and standards and guidelines to ensure robotic compatibility for space station equipment and payloads. OSS was expanded in 1994 by the purchase of the assets of ILC. ILC had supported NASA by producing space shuttle crew support equipment, including the design, development and fabrication of spacecraft extravehicular and intravehicular hardware and soft goods, air crew life-support equipment, mechanical and electromechanical devices and high temperature insulation. These activities have continued. The activities of OSS are substantially dependent on continued government funding for space programs.

MARKETING

Oilfield Marine Services. The Company markets its services primarily to international and foreign national oil and gas companies. It also provides services as a subcontractor to companies operating as prime contractors. Contracts are typically awarded on a competitive bid basis and are for the most part short-term.

Offshore Field Development. The Company markets both its mobile offshore production systems and subsea products primarily to international and foreign national oil and gas companies, utilizing the Company's existing administrative structure to identify potential business opportunities. MOPS are offered for extended well testing, early production and development of marginal fields and prospects in areas lacking pipelines and processing infrastructure. Contracts are typically awarded on a competitive basis, generally for periods of one or more years. The Company owns two MOPS units and operates a third. Further equipment will be added as profitable opportunities arise.
The Company also owns equipment which is capable of conversion to MOPS. The Company believes that Multiflex enables it to identify market opportunities at an earlier stage as umbilical design is typically part of the initial planning phase in field development.
The Company is able to offer an integrated service consisting of design, engineering, project management and provision of hardware.

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

Major Customers. Five principal customers of the Company accounted for approximately 26%, 33% and 29% of the Company's consolidated revenues in 1998, 1997 and 1996, respectively. No single customer accounted for more than 10% of the Company's consolidated revenues in 1998 or 1996. The Mobil Corporation group of companies accounted for more than 10% of the Company's revenues in 1997. Also see Note 6 of the Notes to Consolidated Financial Statements.

COMPETITION

The Company's businesses are highly competitive.

Oilfield Marine Services. The Company believes that it is one of five companies that provides underwater services on a worldwide basis. The Company competes for contracts with the other four worldwide companies and with numerous companies operating locally in various areas. Competition for underwater services historically has been based on the type of underwater equipment available, location of or ability to deploy such equipment, quality of service and price. The relative importance of these factors can vary from year to year based on market conditions. The ability to develop improved equipment and techniques and to attract and retain skilled personnel is also an important competitive factor in the Company's markets. The number of the Company's competitors is inversely correlated with water depth, as less sophisticated equipment and technology is required in shallow water. With respect to projects that require less sophisticated equipment or diving techniques, small companies have sometimes been able to bid for contracts at prices uneconomic to the Company.

The Company believes that its ability to provide a wide range of underwater services, including technological applications in deeper water on a worldwide basis, should enable it to compete effectively in the oilfield exploration and development market. Oil and gas exploration and development expenditures fluctuate from year to year. In particular, budgetary approval for more expensive drilling and production in deeper water or harsh environments, areas in which the Company believes it has a competitive advantage, may be postponed or suspended. In some areas, the ability of the Company to obtain contracts depends upon its ability to charter vessels for use as work platforms. The Company will occasionally bid jointly with vessel owners for service contracts.

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

Frequently, oil and gas companies utilize prequalification procedures that reduce the number of prospective bidders for their projects. In certain countries, political considerations tend to favor local contractors.

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

SEASONALITY, BACKLOG AND RESEARCH AND DEVELOPMENT

A material amount of the Company's revenues is generated by contracts for marine services in the Gulf of Mexico and North Sea, which are usually seasonal from April through November. However, the Company's exit from the diving sector in the North Sea in early 1998 and the substantial number of multi-year ROV contracts which have been entered into since 1997 should reduce the seasonality of the Company's Oilfield Marine Services operations. Revenues in the Offshore Field Development and Advanced Technologies segments are generally not seasonal.

The amounts of backlog orders believed to be firm for Oilfield Marine Services as of March 31, 1998 and 1997 were $180 million and $154 million, respectively. Of these amounts, $59 million and $65 million, respectively, were not expected to be performed within the year following such respective dates. At March 31, 1998 and 1997, the Company had approximately $51 million and $64 million, respectively, in backlog for Offshore Field Development. Of these amounts, $10 million and $33 million, respectively, were not expected to be performed within the year following such respective dates. At March 31, 1998 and 1997, the Company had approximately $37 million and $31 million, respectively, in backlog for Advanced Technologies. Of these amounts, $2 million of the 1998 backlog was not expected to be performed within the following year.

No material portion of the Company's business is subject to renegotiation of profits or termination of contracts by the United States government.

The Company's research and development expenditures were approximately $4 million, $4 million and $6 million during 1998, 1997 and 1996, respectively. These amounts do not include, nor is the Company able to determine, the expenditures by others in connection with joint research activities in which the Company participated or expenditures by the Company in connection with research conducted during the course of performing its operations.


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

In connection with its foreign operations, the Company is required in some countries to obtain licenses or permits in order to bid on contracts or otherwise to conduct business operations. Some foreign countries require that the Company enter into a joint venture or similar business arrangement with local individuals or businesses in order to conduct business. While not a formal requirement, within the Oilfield Marine Services segment, Oceaneering's quality management systems covering the full range of subsea and topside services offered in the United Kingdom are certified to the British Standard BS EN ISO 9001:1994 and the Norwegian office is certified to the Norwegian Standard NS EN ISO 9001:1994, both of which are the equivalent of ISO 9001. The quality management systems of both the OIE and Multiflex units of the Offshore Field Development segment are certified to ISO 9001 for their products and services. The quality systems of the Space Systems and Oceaneering Technologies units of the Advanced Technologies segment are certified to ISO 9001.

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

A significant part of the Company's operations is conducted outside the United States. For the years ended March 31, 1998, 1997 and 1996, foreign operations accounted for 51%, 58% and 58% of the Company's revenues, respectively.

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

EMPLOYEES

As of March 31, 1998, the Company had approximately 2,600 employees. The Company's work force varies seasonally and peaks during the summer months. Approximately 3% of the Company's employees are represented by unions. The Company considers its relations with its employees to be satisfactory.

Foreign and Domestic Operations and Export Sales

The table presenting revenues, profitability and assets attributable to each of Oceaneering's geographic areas for the years 1998, 1997 and 1996 is incorporated herein by reference from Note 6 of the Notes to Consolidated Financial Statements.


Item 2.   PROPERTIES.

See Item 1 - "Business - Description of Business - Oilfield Marine Services, Offshore Field Development and Advanced Technologies" for a description of equipment used in providing the Company's services.

Oceaneering maintains office, shop and yard facilities in various parts of the world. In these locations, the Company typically leases office facilities to house its administrative and engineering staff, shops equipped for fabrication, testing, repair and maintenance activities and warehouses and yard areas for storage and mobilization of equipment to work sites. The largest facilities are located in Morgan City, Louisiana and consist of approximately 600,000 total square feet of open and covered storage space and offices, of which 218,000 square feet are owned by the Company and the remainder is leased. The Company owns and leases property in Singapore of approximately 28,700 square feet, of which 16,200 square feet are owned. The Company leases 31,000 square feet of office space and 42,800 square feet of yard area in Aberdeen, Scotland. Other major leased properties include approximately 24,600 square feet in Dubai, United Arab Emirates, and 37,000 square feet in Port Harcourt, Nigeria. These properties are used primarily by the Oilfield Marine Services business segment of the Company. Leased properties utilized primarily by the Offshore Field Development segment consist of approximately 400,000 square feet of workshop and office space in Houston, Texas and manufacturing facilities in Houston, Texas and Edinburgh, Scotland, of 96,000 square feet and 70,000 square feet, respectively. In addition, the Company owns manufacturing facilities in Magnolia, Texas of 65,000 square feet. The Advanced Technologies business segment leases approximately 116,000 square feet in Upper Marlboro, Maryland, which includes 86,000 square feet of offices and workshops, and approximately 50,000 square feet of offices and workshops in Houston, Texas.


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


Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the year ended March 31, 1998.


Item 4a.  EXECUTIVE OFFICERS OF THE REGISTRANT.

Executive Officers. The following is information with respect to the executive officers of Oceaneering International, Inc., as of June 1, 1998:
                                                      OFFICER EMPLOYEE
NAME                AGE  POSITIONS                     SINCE   SINCE

John R. Huff        52   Chairman of the Board,         1986    1986
                         President and Chief Executive
                         Officer

T. Jay Collins      51   Executive Vice President -     1993    1993
                         Oilfield Marine Services

Marvin J. Migura    47   Senior Vice President and      1995    1995
                         Chief Financial Officer

Bruce L. Crager     45   Senior Vice President -        1988    1988
                         Production Systems

M. Kevin McEvoy     47   Vice President -
                         Integrated Services            1990    1979

George R.           50   Vice President, General        1988    1988
Haubenreich, Jr.         Counsel and Secretary

Richard V. Chidlow  54   Controller and Chief           1990    1987
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

Business Experience. John R. Huff has been a director, President and Chief Executive Officer of the Company since 1986. He was elected Chairman of the Board in August 1990. Prior to joining the Company in 1986, he served from 1980 until 1986 as Chairman and President of Western Oceanic Inc., the offshore drilling subsidiary of The Western Company of North America ("Western Oceanic"). He is a director of BJ Services Company, Suncor Energy Inc. and Triton Energy Limited.

T. Jay Collins, Executive Vice President, joined the Company in October 1993 as Senior Vice President and Chief Financial Officer. In May 1995, he was appointed Executive Vice President - Oilfield Marine Services. From 1986 to 1992 he was with Teleco Oilfield Services, Inc., most recently as Executive Vice President of Finance and Administration and previously as Senior Vice President of Operations. Prior to Teleco, he spent twelve years with Sonat, Inc., serving as Senior Vice President of Finance at Sonat Offshore Drilling and President of Houston Systems Manufacturing. He is a director of Friede Goldman International Inc.

Marvin J. Migura, Senior Vice President and Chief Financial Officer, joined the Company in May 1995. From 1975 to 1994 he held various financial positions with Zapata Corporation, then a diversified energy services company, most recently as Senior Vice President and Chief Financial Officer from 1987 to 1994.

Bruce L. Crager, Senior Vice President, joined the Company in 1988 as Vice President - Offshore Production Systems. Since 1994, he also has had responsibility for various subsea product groups. He was appointed Senior Vice President - Production Systems in May 1997.
From 1983 until 1988 he held various positions, including General Manager, with Hughes Offshore which merged with Vetco Gray during this period. Prior to that time he spent three years with Seaflo Systems and five years with The Offshore Company.

M. Kevin McEvoy, Vice President, joined the Company in 1984 when Solus Ocean Systems, Inc. ("SOSI") was acquired. Since 1984, he has held various senior management positions in each of the Company's operating groups and geographic areas. He was appointed Vice President - Integrated Services in May 1997. Prior to joining SOSI, he spent four years in the U.S. Navy as a salvage and diving officer.

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

                                PART II

Item 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          SHAREHOLDER MATTERS.

Oceaneering's Common Stock is listed on the New York Stock Exchange (symbol OII). The following table sets forth, for the periods indicated, the high and low sales prices for Oceaneering's Common Stock as reported on the New York Stock Exchange (consolidated transaction reporting system):

                         Fiscal 1998            Fiscal 1997

                       High       Low         High       Low
For the quarter ended:

     June 30         $18-7/8    $14         $17        $13-5/8
     September 30     24-7/8     18-5/16     18-3/8     14-1/2
     December 31      27-5/16    17-3/16     19-1/4     13-3/4
     March 31         20-3/16    15-3/16     18-1/2     15

On May 29, 1998, Oceaneering had 575 holders of record of its Common Stock, par value $0.25. On that date, the closing sales price of the shares, as quoted on the New York Stock Exchange, was $21-1/2.

Oceaneering has made no Common Stock dividend payments since 1977.
Its present bank credit agreement restricts aggregate dividends to 50% of cumulative net earnings from December 31, 1994.

Item 6.   SELECTED FINANCIAL DATA.

Results of Operations:

                                        Years Ended March 31,
                            1998      1997      1996      1995      1994
                              (in thousands, except per share figures)

Revenues                  $358,121  $368,773  $289,506  $239,936  $229,760
Cost of services(a)        282,830   290,801   234,731   190,772   177,199
Gross margin                75,291    77,972    54,775    49,164    52,561
Selling, general and
  administrative expenses   39,009    36,363    34,589    36,410    31,631
Income from operations    $ 36,282  $ 41,609  $ 20,186  $ 12,754  $ 20,930
Net income applicable
  to common stock         $ 22,001  $ 19,445  $ 12,357  $  5,496  $ 14,931
Diluted earnings per share   0.93      0.81      0.53      0.23      0.62
Depreciation and
  amortization(b)           23,176    32,687    20,567    16,232    12,196
Capital expenditures        94,413    79,599    57,171    32,057    36,730


Other Financial Data:
                                          As of March 31,
                            1998      1997       1996     1995      1994
                                   (in thousands, except ratios)

Working capital ratio        1.52      1.55      1.62      1.44      1.74
Cash and
 cash equivalents         $  9,064 $  23,034  $  9,351  $ 12,865  $ 26,486
Working capital             44,890    52,962    42,427    23,106    34,425
Total assets               316,543   268,255   256,096   187,752   171,993
Long-term debt              54,626        --    48,000     9,472       171
Total debt                  54,919        --    48,183     9,590       295
Shareholders' equity       160,322   156,334   127,098   115,140   113,353

(a) 1997 includes a $25,047 gain on the disposition of FPSO, a $7,980 impairment adjustment and a $7,980 provision for special drydocking.

(b) 1997 includes a $7,980 impairment adjustment.



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

Liquidity and Capital Resources

The Company considers its liquidity and capital resources adequate to support its core business and internally generated growth initiatives. At March 31, 1998, the Company had working capital of $45 million, including $7.6 million of unrestricted cash. Additionally, the Company had $26 million of its $80 million credit facility available and $40 million was unused under uncommitted lines of credit. The Company is in the process of arranging $100 million of fixed-rate long-term debt.

The Company is constructing two multi-service support vessels and is continuing to expand its fleet of ROVs for use in the Oilfield Marine Services segment. In the Offshore Field Development segment, the Company has also purchased equipment for use in production systems projects and additional subsea product manufacturing facilities are planned.

The Company expects operating cash flow to meet its ongoing annual cash requirements, including debt service. Net income plus depreciation and amortization (commonly referred to as Cash Flow from Operations) was $45 million for 1998 compared to $52 million and $33 million for 1997 and 1996, respectively.

Working capital at the end of 1998 was $45 million which compared to $53 million at the end of 1997 and $42 million at the end of 1996. The increased cash flow and higher working capital in 1997 was a result of the disposition of the FPSO ZAFIRO PRODUCER.

Capital expenditures for the years ended March 31, 1998, 1997 and 1996 were $94 million, $80 million and $57 million, respectively.

Capital expenditures in 1998 consisted of additions to the Company's fleet of ROVs, construction costs for the two dynamically-positioned ("DP") multi-service support vessels in progress, the purchase of a production barge operating in Southeast Asia, a tanker for possible future conversion to production systems use, two out-of-service mobile drilling platforms for potential conversion to production systems or alternative service, and expenditures on leasehold improvements related to the relocation and consolidation of Company office and workshop facilities in the U.S.

Capital expenditures in 1997 included $38 million to complete the conversion of the ZAFIRO PRODUCER. Other expenditures consisted of additions to the Company's fleet of ROVs and the purchase of two support vessels. Capital expenditures for 1996 included $30 million of acquisition and conversion costs of the FPSO ZAFIRO PRODUCER, completion of upgrades on two DP vessels and additions to the Company's fleet of ROVs.

Commitments for capital expenditures at the close of 1998 were approximately $40 million for completion of multi-service support vessel construction and subsea product manufacturing facilities expansion.

In 1996, the Company was awarded a contract by a major oil company to provide an FPSO under a dayrate lease arrangement with an initial term of three years which commenced on delivery of the FPSO in August 1996. The Company purchased and converted an existing 268,000 dwt crude oil tanker into the FPSO ZAFIRO PRODUCER at a capital cost of $68 million. The contract provided the customer with the option to purchase the vessel and terminate the lease at any time during the initial three-year period and the customer exercised its purchase option in December 1996. The Company utilized part of the proceeds to repay the debt which had been incurred in conversion of the vessel.

In April 1997, the Company approved a plan to purchase up to a maximum of 3 million shares of its Common Stock and 1.4 million shares were purchased under this plan in 1998 at a total cost of $23 million. The Company expects to fund any additional purchases from existing resources and operating cash flows.

At March 31, 1998, the Company had long-term debt of $55 million which was equivalent to a 34% debt to equity ratio. The debt was incurred in the funding of capital expenditures and treasury stock purchases. As a result of the disposition of the FPSO ZAFIRO PRODUCER, the Company fully repaid its long-term debt in December 1996 and had no long-term debt at March 31, 1997. The ratio of the Company's debt to total capitalization will vary from time to time depending primarily upon the level of capital spending.

Because of its significant foreign operations, the Company is exposed to currency fluctuations and exchange risks. The Company generally minimizes these risks primarily through matching, to the extent possible, revenues and expenses in the various currencies in which it operates. However, due to the weakness in certain Asian currencies during 1998, the Company recognized $1.0 million of losses as Other Expense. Cumulative translation adjustments as of March 31, 1998, relate primarily to the Company's permanent investment in and loans to its United Kingdom subsidiary. Inflation has not had a material effect on the Company in the past two years and no such effect is expected in the near future.

See Item 1 - "Business - Description of Business - Risks and
Insurance."


Results of Operations

Revenues were $358 million for 1998 compared to $369 million for 1997 and $290 million for 1996. Gross margins were $75 million for 1998 compared to $78 million for 1997 and $55 million for 1996. Gross margin for 1997 included a gain on disposal of the FPSO ZAFIRO PRODUCER of $25 million. As a percentage of revenue, gross margin for 1998 was 21%, compared to 21% for 1997 and 19% for 1996. Gross margins as a percentage of revenues vary depending upon the mix of the type of contracts (for example, subcontractor cost components) and may not be indicative of business trends. Net income in 1998 was $22.0 million, an increase of 13% over net income of $19.4 million in 1997, which was over 50% higher than the $12.4 million reported for 1996.

Information on the Company's business segments is shown in Note 6 of the Notes to Consolidated Financial Statements.

Oilfield Marine Services.

Revenues for the Oilfield Marine Services segment for 1998 were $182 million compared to $176 million in 1997 and $132 million in 1996. Income from operations for 1998 increased substantially to $16.3 million compared to $1.9 million in 1997 and a loss of $400,000 in 1996.

During 1997, in response to continued increasing demand to support deepwater drilling and identified future construction and production maintenance work, the Company extended its ROV fleet expansion program begun in 1996 by announcing plans for over 30 additional new ROVs. These new vehicles are designed for use around the world in water depths to 10,000 feet and in severe weather conditions. This expansion program was further extended in 1998 with the announcement of plans to construct an additional 25 new ROVs.

In 1997, the Company also decided to discontinue offering diving services in the North Sea. Based on a review of actual and expected operating results, the Company concluded that there would be a greater return in focusing on other business lines in the North Sea area. An agreement was reached in March 1997 to sell its North Sea diving assets, including a diving support vessel ("DSV"). The sale closed in April 1997 and the sales proceeds approximated the net book value of the assets sold. Diving services continue to be offered by the Company in other areas.

The table below sets out revenues and profitability for the Oilfield Marine Services segment for 1998, 1997 and 1996.

                                     For the Years Ended March 31,
                                     1998        1997        1996
                                  (in thousands, except percentages)

Revenues                         $ 181,800    $176,395    $132,064
Gross Margin                        40,064      24,139      21,154
Gross Margin %                         22%         14%         16%

Operating Income (loss)             16,263       1,853        (369)
Operating Income (loss) %               9%          1%          0%

For 1998, increased revenues in the U.S. were partially offset by lower revenues in the North Sea, which was impacted by the Company's exit from the diving business, resulting in an overall 3% increase in revenues. Gross margins increased to 22% in 1998 compared to 14% in 1997. Gross margins in 1997 were reduced by an impairment adjustment of $8.0 million which was made to reduce the carrying value of a DSV. Excluding the impairment adjustment, gross margin was 18% in 1997. The increase for 1998 reflected continued strong demand for ROV services. Additionally, diving profits improved on lower revenues.

Revenues increased 34% in 1997 compared to 1996, reflecting increased activity in all operating areas. Revenues and gross margin contribution from the ROV fleet increased as requirements for vehicles to support exploration and development drilling activities from floating drilling rigs increased and units were added to the fleet.

Revenues and gross margin for 1996 benefitted by $1.1 million from the settlement of a contract dispute which had been provided for in 1995. This adjustment increased gross margin percentage in 1996 by 1%.

Offshore Field Development.

This segment includes FPSO ownership and operations, engineering, design and project management services for other MOPS-related work, and subsea products.

The table below sets out revenues and profitability for this segment for 1998, 1997 and 1996.

                                 For the Years Ended March 31,
                                     1998        1997           1996
                              (in thousands, except percentages)

Revenues                           $90,508    $101,028      $80,855
Gain on disposition of FPSO             --      25,047           --
Gross Margin                        15,981      36,861       21,758
Gross Margin %                         18%         36%          27%

Operating Income                     7,595      30,242       15,567
Operating Income %                      8%         30%          19%

Revenues and margins for 1998 were lower than 1997 as a result of the sale of the FPSO ZAFIRO PRODUCER, partially offset by higher project management revenues and product sales. Revenues and margins for 1997 include the results of operations for the ZAFIRO PRODUCER prior to its purchase by the customer. During 1997 the Company completed conversion of a 268,000 dwt tanker into an FPSO, the ZAFIRO PRODUCER, which was delivered to a customer offshore West Africa in August 1996 under a three-year contract. The customer had an option to purchase the vessel at any time during the three-year contract period and elected to do so in December 1996. The Company recognized a gain of $25.0 million on the disposition of this asset. The Company is continuing to operate the vessel under a management agreement and is managing major upgrades to the vessel.

In December 1997, the Company purchased a production barge which is contracted for work offshore Indonesia until October 1999. The Company also owns a tanker and four out-of-service mobile drilling platforms which are being marketed for production systems or other alternative use.

The Company's first FPSO, OCEAN PRODUCER, continued to work offshore West Africa under a four-year contract expiring in January 2000. During 1997, the Company determined that substantial repairs would be necessary to maintain the unit in operating condition in compliance with regulatory requirements. These repairs required a special drydocking which was performed in 1998. The Company recorded an $8.0 million provision in 1997 which reduced gross margin by 8%.

Results for 1996 also included a $2.7 million gain on the involuntary conversion of the semisubmersible rig, OCEAN DEVELOPER, which sank in August 1995 while under tow.

The Company expects to continue to invest in other MOPS assets as profitable opportunities arise.


Advanced Technologies.

The table below sets out revenues and profitability for this segment for 1998, 1997 and 1996.

                                    For the Years Ended March 31,
                                     1998        1997        1996
                                 (in thousands, except percentages)

Revenues                           $85,813     $91,350     $76,587
Gross Margin                        19,246      16,972      11,863
Gross Margin %                         22%         19%         15%

Operating Income                    12,424       9,514       4,988
Operating Income %                     14%         10%          7%

Revenues for 1998 declined as a result of lower telecommunications and civil projects compared to 1997, partially offset by higher engineering services activity. Gross margins improved in 1998 compared to 1997 reflecting improved profitability on search and recovery operations and higher demand for engineering services.

Revenues for search and recovery operations for 1997 were higher than for 1996 as a result of increased activity in U.S. Navy support although gross margin percentage was lower as a result of a higher component of reimbursable costs. Subsea telecommunications cable burial activities had higher revenues in 1997 than in 1996 and improved gross margins.


Other.

Interest income declined in 1998 compared to 1997 as a result of lower cash balances available for investment. Interest expense declined in 1998 as a result of lower average borrowings and lower interest rates. Interest income and interest expense for 1997 did not change significantly from 1996. Interest expense is net of capitalized interest of $800,000 for 1998, $1.1 million for 1997 and $300,000 for 1996.

The Company's effective tax rate was 38%, 53% and 38% in 1998, 1997 and 1996, respectively. The rate for 1997 was higher as a result of provisions made for asset impairment and a special drydocking in its United Kingdom subsidiary, where the Company derives no tax benefit as it already has net operating loss carryforwards ("NOLs").


Year 2000.

The Year 2000 problem is the result of computer programs which were written using two digits rather than four to define the applicable year. Programs that have time sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. The Company has conducted a review of its computer systems to identify potential problem areas. Much of the cost of compliance is included in regular system and equipment upgrades which are planned or are in progress. The Company does not expect the cost of compliance to have a material effect on its financial position, results of operations or liquidity. However, there is no assurance that the systems of other companies on which the Company relies will be converted timely and will not have an adverse effect on the Company.


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


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

                               PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information with respect to the directors and nominees for election to the Board of Directors of Oceaneering International, Inc., is incorporated by reference from Oceaneering International, Inc.'s definitive proxy statement to be filed on or before July 29, 1998, pursuant to Regulation 14A under the Securities Exchange Act of 1934. The information with respect to the executive officers of Oceaneering International, Inc., is provided under Item 4a of Part I of this Annual Report on Form 10-K.

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

          2.   Exhibits:
                                        Registration
                                        or File   Form or         Exhibit
Exhibit                                 Number    Report Date     Number

  3       Articles of Incorporation
          and By-laws
  *3.01   Certificate of Incorporation,
          as amended                    0-8418    10-K   March 1988   3(a)
  *3.02   By-laws, as amended           0-8418    10-K   March 1987   3(b)
  *3.03   Amendment to Certificate
          of Incorporation              33-36872  S-8    Sept. 1990   4(b)
  *3.04   Amendment to By-laws          0-8418    10-K   March 1991   3(d)
  *3.05   Amendment to By-laws          1-10945   8-K    Nov. 1992    2
  4       Instruments defining the rights
          of security holders, including
          indentures
  *4.01   Specimen of Common Stock
          Certificate                   1-10945   10-K   March 1993   4(a)
  *4.02   Shareholder Rights Agreement
          dated November 20, 1992       1-10945   8-K    Nov. 1992    1
  *4.03   Bank Credit Agreement dated
          April 12, 1995                1-10945   10-K   March 1995   4.04
  *4.04   Amended and Restated Bank Credit
          Agreement dated June 12, 1996 1-10945   10-K   March 1996   4.05
   4.05   Extension Agreement dated
          April 12, 1998 related to
          Exhibit 4.04
 10       Material contracts
 *10.01+  1981 Incentive Stock Option
          Plan, as amended              2-80506   S-8    Sept. 1987   28(e)
 *10.02+  Oceaneering Retirement
          Investment Plan, as amended   1-10945   10-K   March 1996   10.02
 *10.03+  Employment Agreement dated
          August 15, 1986 between
          John R. Huff and Registrant   0-8418    10-K   March 1987   10(l)
 *10.04+  Addendum to Employment Agreement
          dated February 22, 1996 between
          John R. Huff and Registrant   1-10945   10-K   March 1997   10.04
 *10.05+  1987 Incentive and Non-
          Qualified Stock Option Plan   33-16469  S-1    Sept. 1987   10(o)
 *10.06+  Oceaneering International, Inc.
          Special Incentive Plan        33-16469  S-1    Sept. 1987   10(n)
 *10.07+  Senior Executive Severance
          Plan, as amended              0-8418    10-K   March 1989   10(k)
 *10.08+  Supplemental Senior Executive
          Severance Agreements, as
          amended                       0-8418    10-K   March 1989   10(l)
 *10.09+  Oceaneering International, Inc.
          Executive Retirement Plan,
          as amended                    1-10945   10-K   March 1995   10.08
 *10.10+  1990 Long-Term Incentive Plan 33-36872  S-8    Sept. 1990    4(f)
 *10.11+  1990 Nonemployee Directors
          Stock Option Plan             33-36872  S-8    Sept. 1990    4(g)
 *10.12+  Indemnification Agreement
          between Registrant and its
          Directors                     0-8418    10-Q   Sept. 1991   10(a)
 *10.13+  1991 Executive Incentive
          Agreements                    0-8418    10-K   March 1992   10(p)
 *10.14+  1993 Restricted Stock Award
          Incentive Agreements          1-10945   10-K   March 1994   10(q)
 *10.15+  1993 Restricted Stock Award
          Incentive Agreement           1-10945   10-K   March 1996   10.16
  10.16+  1998 Bonus Award Plan
 *10.17+  Amendment No. 1 to the Oceaneering
          Retirement Investment Plan    1-10945   10-Q   Sept. 1996   10.01
 *10.18+  1996 Incentive Plan of Oceaneering
          International, Inc.           1-10945   10-Q   Sept. 1996   10.02
 *10.19+  1996 Restricted Stock Award Incentive
          Agreements between Registrant
          and Executive Officers dated
          August 23, 1996.              1-10945   10-Q   Sept. 1996   10.03
 *10.20+  1997 Bonus Restricted Stock Award
          Agreements between Registrant
          and Executive Officers dated
          April 22, 1997.               1-10945   10-K   March 1997   10.20
  21      Subsidiaries of the Registrant
  23      Consent of Independent Public Accountants
  24      Powers of Attorney
  27      Financial Data Schedule

   * Indicates exhibit previously filed with the Securities and Exchange Commission as indicated and incorporated herein by reference.

   + Indicates management contract or compensatory plan or arrangement required to be filed as an Exhibit to this form pursuant to Item 14(c) of this Annual Report on Form 10-K.

(b)  Reports on Form 8-K.

     The registrant filed no reports on Form 8-K during the last quarter of the period covered by this report.
                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        OCEANEERING INTERNATIONAL, INC.



     Date:  June 19, 1998               By: //s//JOHN R. HUFF
                                            John R. Huff
                                            President and Chief Executive
                                            Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature             Title                            Date

//s// JOHN R. HUFF         President, Principal             June 19, 1998
John R. Huff               Executive Officer, Director

//s// MARVIN J. MIGURA     Senior Vice President,           June 19, 1998
Marvin J. Migura           Principal Financial Officer

//s// RICHARD V. CHIDLOW   Controller, Principal            June 19, 1998
Richard V. Chidlow         Accounting Officer

CHARLES B. EVANS*          Director
DAVID S. HOOKER*           Director
D. MICHAEL HUGHES*         Director
HARRIS J. PAPPAS*          Director


*By: //s// GEORGE R. HAUBENREICH, JR.                       June 19, 1998
     George R. Haubenreich, Jr.
     Attorney-in-Fact

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


              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Oceaneering International, Inc.:

We have audited the accompanying consolidated balance sheets of Oceaneering International, Inc. (a Delaware corporation) and subsidiaries as of March 31, 1998 and 1997, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended March 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Oceaneering International, Inc. and subsidiaries as of March 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1998, in conformity with generally accepted accounting principles.





ARTHUR ANDERSEN LLP




Houston, Texas
May 15, 1998



             OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS
                              (in thousands)
                                  ASSETS

                                           March 31, 1998  March 31, 1997
CURRENT ASSETS:

     Cash and cash equivalents                  $ 9,064       $ 23,034

     Accounts receivable, net of
       allowances for doubtful accounts
       of $240 and $962                         114,923        120,095

     Prepaid expenses and other                   7,077          5,678
                                                -------        -------
          Total current assets                  131,064        148,807
                                                -------        -------
PROPERTY AND EQUIPMENT, at cost:

     Marine services equipment                  221,311        198,798
     Mobile offshore production equipment        52,856         31,231
     Other                                       44,542         32,915
                                                -------        -------
                                                318,709        262,944
     Less accumulated depreciation              149,874        161,053
                                                -------        -------
          Net property and equipment            168,835        101,891
                                                -------        -------
INVESTMENTS AND OTHER ASSETS:

     Goodwill, net of amortization of
       $4,490 and $3,502                         10,414         11,402

     Other                                        6,230          6,155
                                               --------       --------
TOTAL ASSETS                                   $316,543       $268,255
                                               ========       ========

The accompanying Notes are an integral part of these Consolidated Financial Statements.


              OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS
                     (in thousands, except share data)

                   LIABILITIES AND SHAREHOLDERS' EQUITY

                                      March 31, 1998      March 31, 1997
CURRENT LIABILITIES:

     Accounts payable                     $ 26,071            $ 27,432
     Accrued liabilities                    51,385              58,183
     Income taxes payable                    8,425              10,230
     Current portion of long-term debt         293                  --
                                           -------             -------
          Total current liabilities         86,174              95,845
                                           -------             -------

LONG-TERM DEBT, NET OF CURRENT PORTION      54,626                  --

OTHER LONG-TERM LIABILITIES                 15,421              16,076

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:

     Common Stock, par value $0.25;
       90,000,000 shares authorized;
       24,017,046 shares issued              6,004               6,004

     Additional paid-in capital             81,442              81,153

     Treasury stock; 1,075,303 and
       110,017 shares at cost              (17,634)               (986)

     Retained earnings                      98,002              76,001

     Cumulative translation adjustments     (7,492)             (5,838)
                                           -------             -------
          Total shareholders' equity       160,322             156,334
                                           -------             -------

TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                    $316,543            $268,255
                                          ========            ========


The accompanying Notes are an integral part of these Consolidated Financial Statements.

             OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF INCOME
                   (in thousands, except per share data)

                                        For the Years Ended March 31,
                                        1998          1997         1996

REVENUES                             $358,121      $368,773      $289,506

GAIN ON DISPOSITION OF FPSO                --        25,047           --

COST OF SERVICES                      282,830       299,888       234,731

IMPAIRMENT ADJUSTMENT AND PROVISION
  FOR SPECIAL DRYDOCKING                   --        15,960           --

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES              39,009        36,363        34,589
                                      -------       -------       -------
     Income from operations            36,282        41,609        20,186

INTEREST INCOME                           877         1,358         1,774

INTEREST EXPENSE, NET                    (637)       (2,048)       (2,286)

OTHER INCOME (EXPENSE), NET              (886)          (15)          286

MINORITY INTERESTS                        (41)          390          (108)
                                      -------       -------       -------
     Income before income taxes        35,595        41,294        19,852

PROVISION FOR INCOME TAXES            (13,594)      (21,849)       (7,495)
                                      -------       -------       -------
NET INCOME                           $ 22,001      $ 19,445      $ 12,357
                                      =======       =======       =======


Basic Earnings per Share              $  0.95       $  0.82       $  0.53
Diluted Earnings per Share            $  0.93       $  0.81       $  0.53

Weighted average number of
     common shares                     23,233        23,651        23,120
Incremental shares from stock
     options                              313           303           138
Weighted average number of
     common shares and equivalents     23,546        23,954        23,258


The accompanying Notes are an integral part of these Consolidated Financial Statements.

             OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (in thousands)

                                                   For the Years Ended
                                                         March 31,
                                                   1998    1997   1996

CASH FLOWS FROM OPERATING ACTIVITIES:

 Net income                                      $22,001  $19,445  $ 12,357

 Adjustments to reconcile net income to net cash provided by operating activities:

 Gain on dispositions of property and equipment       --  (29,605)      --
 Depreciation and amortization                    23,176   24,707   20,567
 Impairment adjustment                                --    7,980      --
 Currency translation adjustments and other        5,090    1,718    1,308
 Decrease (increase) in accounts receivable        5,172  (23,704) (38,031)
 Increase in prepaid expenses
   and other current assets                       (1,399)    (945)    (120)
 Increase in other assets                           ( 85)    (271)    (512)
 Increase (decrease) in accounts payable          (1,068)   1,825   10,379
 Increase (decrease) in accrued liabilities       (6,798)  22,360    6,023
 Increase (decrease) in income taxes payable       ( 792)   3,826   (1,125)
 Increase (decrease) in other long-term
   liabilities                                     ( 655)   3,126    2,542
                                                  ------   ------   ------
 Total adjustments to net income                  22,641   11,017    1,031
                                                  ------   ------   ------

NET CASH PROVIDED BY OPERATING ACTIVITIES         44,642   30,462   13,388

CASH FLOWS FROM INVESTING ACTIVITIES:

 Purchases of property and equipment             (94,413) (79,599) (57,171)
  Dispositions of property and equipment              --  108,253       --
 Increase in investments                              --     (926)      --

NET CASH (USED IN) PROVIDED BY                   -------   ------  -------
      INVESTING ACTIVITIES                       (94,413)  27,728  (57,171)
                                                 -------   ------  -------
CASH FLOWS FROM FINANCING ACTIVITIES:

 Proceeds from long-term borrowings               54,626   33,000   38,600
 Payments on long-term debt                           --  (81,000)     (72)
 Proceeds from issuance of common stock            4,515    3,493    1,741
 Purchases of treasury stock                     (23,340)      --       --
                                                  ------   ------   ------
NET CASH (USED IN) PROVIDED BY
FINANCING ACTIVITIES                              35,801  (44,507)  40,269
                                                  ------   ------   ------

NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                            (13,970)  13,683   (3,514)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR     23,034    9,351   12,865
                                                  ------   ------   ------
CASH AND CASH EQUIVALENTS - END OF YEAR          $ 9,064  $23,034  $ 9,351
                                                  ======   ======   ======

The accompanying Notes are an integral part of these Consolidated Financial Statements.

                OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
               For the Years Ended March 31, 1998, 1997 and 1996
                                 (in thousands)


                    Common Stock Issued   Additional Treasury  Retained  Cumulative       Total
                     Shares     Amount    Paid-in     Stock    Earnings  Translation
                                          Capital                        Adjustment
                    --------------------  ---------  --------- --------- ----------       --------
Balance,March 31,1995  24,017  $ 6,004    $80,800     $ (8,596)  $ 44,199   $ (7,267)       $115,140

Net Income                  -        -          -            -     12,357       -          12,357
Translation adjustments     -        -          -            -          -      (3,140)         (3,140)
Stock options exercised     -        -        113           497         -           -             610
Restricted Stock plan
 compensation expense       -        -      1,008            62         -               -           1,070
Treasury stock issued
 to Company Benefit
 Plan, at average cost      -        -          -         1,061         -               -           1,061
                        ------  ------    -------      --------   -------     -------         -------
Balance,March 31,1996  24,017    6,004     81,921        (6,976)   56,556     (10,407)        127,098

Net Income                  -        -          -             -    19,445               -          19,445
Translation adjustments     -        -          -             -         -      4,569           4,569
Restricted Stock issued     -        -     (2,797)        2,797         -               -               -
Stock options exercised     -        -        577         2,264         -               -           2,841
Restricted Stock plan
 compensation expense       -        -      1,452             -         -               -           1,452
Treasury stock issued
 to Company Benefit
 Plan, at average cost      -        -          -           929         -               -             929
                       -------   ------    -------     --------   -------     --------        --------
Balance,March 31,1997   24,017    6,004     81,153         (986)   76,001    (5,838)        156,334

Net Income                   -        -          -            -    22,001               -          22,001
Translation adjustments      -        -          -            -         -    (1,654)         (1,654)
Restricted Stock issued      -        -       (641)          496        -            -            (145)
Stock options exercised      -        -       (587)        4,626        -               -           4,039
Restricted Stock plan
 compensation expense        -        -      1,517             -        -               -           1,517
Treasury Stock purchases                                 (23,340)       -               -         (23,340)
Treasury stock issued
 to Company Benefit
 Plan, at average cost       -        -          -         1,570        -               -           1,570
                        ------   -------   -------      --------  -------   --------        --------
Balance,March 31,1998   24,017   $ 6,004   $81,442      $(17,634) $98,002   $ (7,492)       $160,322
                       -------   -------   -------      --------  -------   --------        --------


The accompanying Notes are an integral part of these Consolidated Financial
 Statements.

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

Unless the context indicates otherwise, references to years indicate fiscal year.

  Cash and Cash Equivalents

Cash and cash equivalents include demand deposits and highly liquid investments with original maturities of three months or fewer from the date of the investment. At March 31, 1998 and 1997 approximately $1.5 million of the Company's cash was restricted and is deposited in interest bearing accounts as security in connection with legal proceedings.

  Depreciation and Amortization

The Company provides for depreciation of Property and Equipment primarily on the straight-line method over estimated useful lives of 3 to 12 years for marine services equipment, 10 years for mobile offshore production equipment and 3 to 25 years for buildings, improvements and other equipment.

The costs of repair and maintenance of Property and Equipment are charged to operations as incurred, while the costs of improvements are capitalized. Upon the disposition of property and equipment, the related cost and accumulated depreciation accounts are relieved and the resulting gain or loss is included as an adjustment to cost of services.

Goodwill arising from business acquisitions is amortized on the straight-line method over 15 years.

Management periodically and upon the occurrence of a triggering event, reviews the realizability of goodwill and other long-term assets and makes any appropriate impairment adjustments and disclosures required by generally accepted accounting principles.

Effective 1997, the Company adopted Statement of Financial Accounting Standards Board standard number ("SFAS") 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," as required. SFAS 121 requires that certain long-lived assets be reviewed for impairment whenever events indicate that the carrying amount of an asset may not be recoverable and that an impairment loss be recognized under certain circumstances in the amount by which the carrying value exceeds the fair value of the asset. Initially, the adoption did not have a material effect on the Company's results of operations or financial position.

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

  Other Long-Term Liabilities

At March 31, 1998 and 1997 other long-term liabilities include $7.2 million and $8.0 million, respectively, for self-insurance reserves not expected to be paid out in the following year and $7.2 and $7.8 million, respectively, for deferred income taxes.

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

During the fourth quarter of 1997, the Company reached an agreement to sell the assets of its North Sea diving business including its DSV operating in the North Sea, various saturation and air diving systems and related equipment. Proceeds of $15 million, which were received after the year end, were included in accounts receivable at the end of 1997. Sales proceeds approximated net book value and impact on net income was not material.


   New accounting pronouncements

The Financial Accounting Standards Board has issued SFAS 130, "Reporting Comprehensive Income", and SFAS 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS 130 establishes standards for reporting and display of comprehensive income and its components. The primary component of other comprehensive income for the Company is the foreign currency translation adjustment accounted for under SFAS 52. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in interim and annual financial statements. The Company will adopt SFAS 130 and SFAS 131 in 1999, as required.


2.        INCOME TAXES

The Company and its domestic subsidiaries, including acquired companies from the respective dates of acquisition, file a consolidated U.S. federal income tax return. The Company conducts its international operations in a number of locations which have varying codes and regulations with regard to income and other taxes, some of which are subject to interpretation. Income taxes are provided at the appropriate tax rates in accordance with the Company's interpretation of the respective tax regulations after review and consultation with its internal tax department, tax consultants and, in some cases, legal counsel in the various jurisdictions. Management believes that adequate provisions have been made for all taxes which will ultimately be payable.

Deferred income taxes are provided for temporary differences in the recognition of income and expenses for financial and tax reporting purposes. The Company's policy is to provide for deferred U.S. income taxes on unrepatriated foreign income only to the extent such income is not to be invested indefinitely in the related foreign entity.

The provisions for income taxes for the years ended March 31, 1998, 1997 and 1996 were as follows:

                                     1998        1997        1996
                                            (in thousands)

  U.S. federal and state           $11,721     $15,886      $5,443
  Foreign                            1,873       5,963       2,052
                                    ------      ------       -----
  Total provision                  $13,594     $21,849      $7,495
                                    ------      ------       -----

  Current                          $13,548     $17,731      $6,448
  Deferred                              46       4,118       1,047
                                    ------      ------       -----
  Total provision                  $13,594     $21,849      $7,495
                                    ------      ------       -----

  Cash taxes paid                  $14,340     $14,119      $7,465
                                    ------      ------       -----

As of March 31, 1998, the Company had net operating loss carryforwards ("NOLs") of approximately $29 million which are available to reduce future United Kingdom Corporation Tax which would otherwise be payable.

As of March 31, 1998 and 1997, the Company's worldwide deferred tax assets and liabilities and related valuation reserves were as follows:

                                                    March 31,
                                                 1998      1997
                                                  (in thousands)

  Gross deferred tax assets                    $14,832   $14,302
  Valuation allowance                          (11,441)  (10,319)
                                                ------    ------
          Net deferred tax assets              $ 3,391   $ 3,983
                                                ------    ------

          Deferred tax liabilities             $ 7,238   $ 7,784
                                                ------    ------

The Company's deferred tax assets consist of NOLs in its United
Kingdom subsidiary, which have no expiration date, and insurance claim reserves for which a tax deduction has not yet been allowed. Deferred tax liabilities consist of depreciation and amortization and provisions for income of foreign subsidiaries expected to be repatriated.

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

Income taxes, computed by applying the federal statutory income tax rate to income before income taxes and minority interests, are reconciled to the actual provisions for income taxes as follows:

                                             For the Years Ended
                                                  March 31,
                                         1998       1997       1996
                                              (in thousands)

Computed U.S. statutory expense        $12,473    $14,316    $ 6,986
Change in valuation allowances           1,122        136      1,039
Withholding taxes and foreign
  earnings taxed at rates different
  from U.S. statutory rates               (467)     5,696         --
State and local taxes and other, net       466      1,701       (530)
                                        ------     ------     ------
Total provision for income taxes       $13,594    $21,849    $ 7,495
                                        ------     ------     ------

The provision for 1997 includes the effect of provisions made for asset impairment and special drydocking in its United Kingdom subsidiary, where the Company derives no tax benefit as it already has NOLs.


3.   DEBT

     Credit Agreement

On April 12, 1995, the Company and a group of banks signed a credit agreement in the amount of $75 million (the "Credit Agreement"). As a result of amendments, the present amount of and availability under this agreement is $80 million. There is a commitment fee of 0.225% per annum on the unused portion of the banks' commitment. At March 31, 1998 and 1997, there was $54 million and $0, respectively, of debt outstanding under this agreement.

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

The Company has uncommitted credit agreements with banks totaling $48 million for use for borrowings and letters of credit. As of March 31, 1998, the Company had approximately $8 million in letters of credit outstanding under these agreements.

Cash interest payments of $1.2 million, $3.6 million and $2.2 million were made in 1998, 1997 and 1996, respectively. Interest charges of $800,000 in 1998, $1.1 million in 1997 and $300,000 in 1996 were capitalized as part of construction in progress.


4.   EMPLOYEE BENEFIT PLANS AND STOCKHOLDER RIGHTS PLAN

     Retirement Investment Plans

The Company has three separate employee retirement investment plans which cover its full-time employees. The Oceaneering Retirement Investment Plan is a deferred compensation plan in which domestic employees may participate by deferring a portion of their gross monthly salary and directing the Company to contribute the deferred amount to the plan. The Company matches a portion of the deferred compensation. The Company's contributions to the plan were $1,960,000, $1,780,000 and $1,294,000 for the plan years ended
December 31, 1997, 1996 and 1995, respectively. The second plan is the Oceaneering International Services Pension Scheme for employees in the United Kingdom. During 1998, another plan for such employees, the Personal Pension Plan, was converted to a Contracted in Money Purchase Scheme within the Oceaneering International Services Pension Scheme. Under the combined plan, employees may contribute a portion of their gross monthly salary. The Company also contributes a portion of the participants' gross monthly salary. The plan assets exceed vested benefits and are not material to the assets of the Company. Company contributions to this plan for the years ended March 31, 1998, 1997 and 1996 were $160,000, $202,000 and $172,000, respectively.

  During the first quarter of 1998, the third plan was the Oceaneering International, Inc. Executive Retirement Plan, which covered selected key management employees and executives of the Company. The participants in this plan contributed a portion of their gross monthly salary and the Company matched 100% of that contribution. Company expense related to this plan during the years ended March 31, 1998, 1997 and 1996, was $576,000, $457,000 and $362,000, respectively.
Effective June 30, 1997, the plan was terminated and replaced by a Supplemental Executive Retirement Plan. This plan also covers selected key management employees and executives of the Company as approved by the Compensation Committee of the Company's Board of Directors ("Compensation Committee"). The Company accrues a portion of the participants' gross monthly salary and the amounts accrued are treated as if they are invested in one or more investment vehicles pursuant to this plan. Company expense related to this plan during the year ended March 31, 1998 was $668,000.

     Incentive and Stock Option Plans

The Company has in effect shareholder approved nonemployee director stock option and incentive plans. Under the 1990 Nonemployee Director Stock Option Plan ("Nonemployee Director Plan"), options to purchase up to an aggregate of 100,000 shares of the Company's Common Stock may be granted to nonemployee directors of the Company. Each director of the Company is automatically granted an option to purchase 2,000 shares of Common Stock on the date the director becomes a nonemployee director of the Company and each year thereafter at an exercise price per share equal to 50% of the fair market value of a share of Common Stock on the date the option is granted. The options granted are not exercisable until the later to occur of six months from the date of grant or the date the optionee has completed two years of service as a director of the Company. Expense is recorded related to these options which have an exercise price less than fair market value on the date the option is granted. Expense in 1998, 1997 and 1996 was not material.

In August 1996 the shareholders of the Company approved a 1996 Incentive Plan under which a total of 1,165,000 shares of Common Stock of the Company were made available for awards to employees and other persons (excluding nonemployee directors) having an important business relationship or affiliation with the Company. The 1996 Incentive Plan and a similar shareholder approved 1990 Incentive Plan ("Incentive Plans") are administered by the Compensation Committee, which determines the type or types of award(s) to be made to each participant and sets forth in the related award agreement the terms, conditions and limitations applicable to each award. The Compensation Committee may grant stock options, stock appreciation rights, stock and cash awards. Options are normally granted at not less than fair market value of the optioned shares at the date of grant. Options outstanding are exercisable over a period of five or ten years after the date of grant or five years after the date of vesting at the rate of 20% per year for three years beginning one year after grant and 40% at the end of the fourth year, or 25% per year for four years beginning one year after grant.

The Company also has in effect one other stock plan under which options to purchase have been issued to employees and other persons affiliated with the Company. Since approval of the 1990 Incentive Plan, no further grants or awards under this stock plan have been made or can be made or granted. This stock plan is also administered by the Compensation Committee. Options were granted at not less than the fair market value of the optioned shares at the date of grant.
Options outstanding under this plan which were granted in 1990, are exercisable over a ten-year term with vesting at the rate of 20% per year for three years beginning one year after the date of grant and 40% at the end of the fourth year.

During 1996 and 1997, the Compensation Committee granted to certain key executives of the Company restricted Common Stock of the Company designed (i) to make a material portion of their potential future compensation contingent on performance of the Company's Common Stock and (ii) to retain their employ with the Company. These grants are subject to earning requirements on the basis of a percentage change between the price of the Common Stock of the Company versus the average of the Common Stock price of a peer group of companies over a three-year time period. Up to one-third of the total grant made in 1997 may be earned each year depending upon the Company's cumulative Common Stock performance, with any amount earned subject to vesting in four equal installments over a three or four year period conditional upon continued employment. At the time of each vesting, a participant receives a tax assistance payment which the participant must reimburse the Company if the vested Common Stock is sold by the participant within three years after the vesting date. In 1998, no such restricted stock grants were made. As of March 31, 1998, the entire grant made in 1996 has been earned, subject to vesting requirements, and one-third of the grant made in 1997 was earned, subject to vesting requirements. As of March 31, 1998, a total of 373,250 shares of restricted stock was outstanding under these and former, similar grants, of which 177,250 shares were earned, subject to vesting requirements. In April 1997 certain key executives also elected to receive restricted Common Stock of the Company totaling 44,968 shares with a grant date fair value of $14.63 per share, subject to similar vesting requirements and tax assistance payments, in lieu of cash for all or part of their 1997 bonus award. The numbers and weighted average grant date fair value of restricted stock granted during 1997 and 1996 were 312,000 and $17.00, and 7,000 and $10.38, respectively.

The Company accounts for stock options issued under plans under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these stock options been determined consistent with SFAS 123 "Accounting for Stock-Based Compensation", the Company's pro forma net income and diluted earnings per share for 1998, 1997 and 1996 would have been $21,373,000, $19,170,000 and
$12,357,000 respectively, and $0.92, $0.80 and $0.53, respectively. Because the SFAS 123 method of accounting has not been applied to options issued prior to April 1 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

Information regarding these option plans for 1998, 1997 and 1996 is as follows:
                                   Shares under   Weighted Average
                                     Option       Exercise Price

     Balance at March 31, 1995     1,422,080            12.07
          Granted                     68,500             9.63
          Exercised                  (66,500)            8.17
          Forfeited                  (69,250)           11.88
     Balance at March 31, 1996     1,354,830            10.82
          Granted                    304,300            15.60
          Exercised                 (270,950)            8.84
          Forfeited                  (40,800)           11.29
     Balance at March 31, 1997     1,347,380            12.23
          Granted                    390,700            18.64
          Exercised                 (367,140)           10.51
          Forfeited                  (87,600)           14.20
     Balance at March 31, 1998     1,283,340            14.61


The weighted average fair value of options granted in 1998 and 1997 was $9.20 and $8.73, respectively. No significant grants were made in 1996. The fair value of the stock options granted in 1998 and 1997 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                        1998       1997

          Risk-free interest rate       6.42%      6.67%
          Expected dividend yield       0%         0%
          Expected life                 6 years    6 years
          Expected volatility           38.48%     47.97%.

Options outstanding at March 31, 1998 is composed of the following:

                           Outstanding                    Exercisable
               ------------------------------------   -------------------

Range of       Number of    Weighted       Weighted   Number of  Weighted
Exercise       shares at    Average        Average    Shares at  Average
Prices         March 31,    Remaining      Exercise   March 31,  Exercise
               1998         Contractual    Price      1998          Price
                             Life (years)
--------       ---------    ------------   --------   ---------  --------
$4.72-
     11.97      446,600        6.02         $10.60     291,500    $10.15
$12.06-
     15.75      297,450        5.27          14.23     197,250     13.95
$15.81-
     20.34      539,290        5.34          18.02      52,320     15.88

At March 31, 1998, there were 511,300 shares under these plans available for grant, of which 469,000 could be used for awarding stock options, stock appreciation rights, stock and cash awards to employees.

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


5.   COMMITMENTS AND CONTINGENCIES

     Lease Commitments

At March 31, 1998, the Company occupied several facilities under noncancellable operating leases expiring at various dates through 2065. Future minimum rentals under these leases are as follows:

                                        (in thousands)
               1999                        $ 3,366
               2000                          3,057
               2001                          2,715
               2002                          1,952
               2003                          1,498
               Thereafter                   13,060
                                            ------
               Total Lease Commitments     $25,648
                                            ------

Rental expense, which includes hire of vessels, specialized equipment and real estate rental, was approximately $19 million, $25 million and $19 million for the years ended March 31, 1998, 1997 and 1996, respectively.

     Insurance

The Company self-insures for workers' compensation, maritime employer's liability and comprehensive general liability claims to levels it considers financially prudent and carries insurance after the initial claim levels, which can be by occurrence or in the aggregate, are met by the Company. The Company determines the level of accruals by reviewing its historical experience and current year claim activity; accruals are not recorded on a present value basis. Each claim is reviewed with insurance adjusters and specific reserves are established for all known liabilities. An additional reserve for incidents incurred but not reported to the Company is established for each year using management estimates and based on prior experience. Management believes that adequate accruals have been established for expected liabilities arising from such obligations.

     Litigation

Various actions and claims are pending against the Company, most of which are covered by insurance. In the opinion of management, the ultimate liability, if any, which may result from these actions and claims will not materially affect the financial position or results of operations of the Company.

     Letters of Credit

The Company had $8.0 million and $7.3 million in letters of credit outstanding as of March 31, 1998 and 1997, respectively, as guarantees in force for various performance and bid bonds which are usually for a period of one year or the duration of the contract.

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

The following summarizes certain financial data by business segment:

                                   For the Years Ended March 31,
                                      1998       1997         1996
                                           (in thousands)
Revenues

Oilfield Marine Services           $181,800   $176,395   $132,064
Offshore Field Development           90,508    101,028     80,855
Advanced Technologies                85,813     91,350     76,587
     Total                         $358,121   $368,773   $289,506

Income from Operations

Oilfield Marine Services           $ 16,263   $  1,853    $  (369)
Offshore Field Development            7,595     30,242     15,567
Advanced Technologies                12,424      9,514      4,988
     Total                         $ 36,282   $ 41,609   $ 20,186

Identifiable Assets

Oilfield Marine Services           $155,456   $135,375   $102,776
Offshore Field Development          114,306     74,455    103,538
Advanced Technologies                30,180     28,135     32,466
     Total                         $299,942   $237,965   $238,780

Capital Expenditures

Oilfield Marine Services           $ 53,352   $ 32,951   $ 21,868
Offshore Field Development           33,168     42,696     32,531
Advanced Technologies                 7,893      3,952      2,772
     Total                         $ 94,413   $ 79,599   $ 57,171

Depreciation and Amortization Expenses

Oilfield Marine Services           $ 13,640   $ 20,682   $ 10,996
Offshore Field Development            6,140      7,510      5,127
Advanced Technologies                 3,396      4,495      4,444
     Total                         $ 23,176   $ 32,687   $ 20,567


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

No individual customer accounted for more than 10% of revenues in 1998 or 1996. Revenues of approximately $44 million in 1997 were from the Mobil Corporation group of companies.

Geographic Operating Areas

Financial data by geographic area is summarized as follows:

                                    For the Years Ended March 31,
                                   1998        1997        1996
                                         (in thousands)
     Revenues
United States                    $173,878     $154,613    $122,561
Europe                             57,029       74,488      53,289
Africa                             60,180       62,863      39,747
Asia                               39,631       50,036      48,642
Other                              27,403       26,773      25,267
TOTAL                            $358,121     $368,773    $289,506


     Income before Income Taxes and Minority Interests
United States                    $ 14,685     $  3,327    $  1,756
Europe                              3,184       (4,818)       (164)
Africa                              5,117       29,976       9,519
Asia                                3,696        5,923       2,842
Other                               8,954        6,496       6,007
TOTAL                            $ 35,636     $ 40,904    $ 19,960


     Total Assets
United States                    $191,967     $133,728    $152,859
Europe                             42,135       68,512      51,521
Africa                             40,268       39,589      29,733
Asia                               34,162       17,429      12,185
Other                               8,011        8,997       9,798
TOTAL                            $316,543     $268,255    $256,096


7.   ACCRUED LIABILITIES

Accrued liabilities consisted of the following:
                                             March 31,
                                         1998         1997
                                          (in thousands)

     Payroll and related costs         $19,042      $17,831
     Accrued job costs                  18,159       28,886
     Other                              14,184       11,466

     TOTAL ACCRUED LIABILITIES         $51,385      $58,183


                     SELECTED QUARTERLY FINANCIAL DATA
                   (in thousands, except per share data)
                                (unaudited)

Year Ended March 31, 1998
                                        Quarter Ended

                         June 30   Sept. 30   Dec. 31   Mar. 31     Total

Revenues                 $95,163    $90,578   $86,234   $86,146   $358,121
Gross profit              18,933     20,632    18,285    17,441     75,291
Income from operations     9,656     11,052     8,488     7,086     36,282
Net income                 5,964      6,714     4,995     4,328     22,001
Diluted earnings
   per share              $ 0.25     $ 0.28    $ 0.21    $ 0.19     $ 0.93
Weighted average number
   of common shares
   and equivalents        23,494     23,812    23,748    23,130     23,546


Year Ended March 31, 1997
                                        Quarter Ended

                         June 30   Sept. 30   Dec. 31   Mar. 31     Total

Revenues                 $80,535    $96,764   $94,117   $97,357   $368,773
Gain on disposition
  of FPSO                     --         --    25,047       --      25,047
Gross profit              14,850     16,824    30,364    15,934     77,972
Income from operations     5,942      8,508    21,440     5,719     41,609
Net income                 3,747      5,080     6,740     3,878     19,445
Diluted earnings
  per share               $ 0.16     $ 0.21    $ 0.28    $ 0.16     $ 0.81
Weighted average number
 of common shares
 and equivalents          23,595     23,896    24,142    24,183     23,954



                               EXHIBIT INDEX


                                        Registration
                                        or File   Form or         Exhibit
Exhibit                                 Number    Report Date     Number

  3       Articles of Incorporation

  3       Articles of Incorporation
          and By-laws
  *3.01   Certificate of Incorporation,
          as amended                    0-8418    10-K   March 1988   3(a)
  *3.02   By-laws, as amended           0-8418    10-K   March 1987   3(b)
  *3.03   Amendment to Certificate
          of Incorporation              33-36872  S-8    Sept. 1990   4(b)
  *3.04   Amendment to By-laws          0-8418    10-K   March 1991   3(d)
  *3.05   Amendment to By-laws          1-10945   8-K    Nov. 1992    2
  4       Instruments defining the rights
          of security holders, including
          indentures
  *4.01   Specimen of Common Stock
          Certificate                   1-10945   10-K   March 1993   4(a)
  *4.02   Shareholder Rights Agreement
          dated November 20, 1992       1-10945   8-K    Nov. 1992    1
  *4.03   Bank Credit Agreement dated
          April 12, 1995                1-10945   10-K   March 1995   4.04
  *4.04   Amended and Restated Bank Credit
          Agreement dated June 12, 1996 1-10945   10-K   March 1996   4.05
   4.05   Extension Agreement dated
          April 12, 1998 related to
          Exhibit 4.04
 10       Material contracts
 *10.01+  1981 Incentive Stock Option
          Plan, as amended              2-80506   S-8    Sept. 1987   28(e)
 *10.02+  Oceaneering Retirement
          Investment Plan, as amended   1-10945   10-K   March 1996   10.02
 *10.03+  Employment Agreement dated
          August 15, 1986 between
          John R. Huff and Registrant   0-8418    10-K   March 1987   10(l)
 *10.04+  Addendum to Employment Agreement
          dated February 22, 1996 between
          John R. Huff and Registrant   1-10945   10-K   March 1997   10.04
 *10.05+  1987 Incentive and Non-
          Qualified Stock Option Plan   33-16469  S-1    Sept. 1987   10(o)
 *10.06+  Oceaneering International, Inc.
          Special Incentive Plan        33-16469  S-1    Sept. 1987   10(n)
 *10.07+  Senior Executive Severance
          Plan, as amended              0-8418    10-K   March 1989   10(k)
 *10.08+  Supplemental Senior Executive
          Severance Agreements, as
          amended                       0-8418    10-K   March 1989   10(l)
 *10.09+  Oceaneering International, Inc.
          Executive Retirement Plan,
          as amended                    1-10945   10-K   March 1995   10.08
 *10.10+  1990 Long-Term Incentive Plan 33-36872  S-8    Sept. 1990    4(f)
 *10.11+  1990 Nonemployee Directors
          Stock Option Plan             33-36872  S-8    Sept. 1990    4(g)
 *10.12+  Indemnification Agreement
          between Registrant and its
          Directors                     0-8418    10-Q   Sept. 1991   10(a)
 *10.13+  1991 Executive Incentive
          Agreements                    0-8418    10-K   March 1992   10(p)
 *10.14+  1993 Restricted Stock Award
          Incentive Agreements          1-10945   10-K   March 1994   10(q)
 *10.15+  1993 Restricted Stock Award
          Incentive Agreement           1-10945   10-K   March 1996   10.16
  10.16+  1998 Bonus Award Plan
 *10.17+  Amendment No. 1 to the Oceaneering
          Retirement Investment Plan    1-10945   10-Q   Sept. 1996   10.01
 *10.18+  1996 Incentive Plan of Oceaneering
          International, Inc.           1-10945   10-Q   Sept. 1996   10.02
 *10.19+  1996 Restricted Stock Award Incentive
          Agreements between Registrant
          and Executive Officers dated
          August 23, 1996.              1-10945   10-Q   Sept. 1996   10.03
 *10.20+  1997 Bonus Restricted Stock Award
          Agreements between Registrant
          and Executive Officers dated
          April 22, 1997.               1-10945   10-K   March 1997   10.20
  21      Subsidiaries of the Registrant
  23      Consent of Independent Public Accountants
  24      Powers of Attorney
  27      Financial Data Schedule

   * Indicates exhibit previously filed with the Securities and Exchange Commission as indicated and incorporated herein by reference.

   + Indicates management contract or compensatory plan or arrangement required to be filed as an Exhibit to this form pursuant to Item 14(c) of this Annual Report on Form 10-K.