Form 10-Q
period 1998-06-30
OCEANEERING INTERNATIONAL INC
filed 1998-08-14
CIK 73756

FORM 10-Q
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549


          [X]         QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended June 30, 1998

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

          Class                                  Outstanding at July 23, 1998

          Common Stock, $.25 Par Value                      23,016,178 shares

       PART I - FINANCIAL INFORMATION

       Item 1.  Financial Statements.

                  OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                                   (in thousands)
                                                      June 30,      March 31,
                                                        1998          1998
                                                     (unaudited)    (audited)
       ASSETS
          Current Assets:
            Cash and cash equivalents                 $ 11,201        $ 9,064
            Accounts receivable (net of allowance
              for doubtful accounts of $240 at
              June 30 at March 31)                     117,865        114,923
            Prepaid expenses and other                  10,973          7,077
                                                      -----------------------
            Total Current Assets                       140,039        131,064
                                                      -----------------------
          Property and Equipment, at cost:
            Marine services equipment                  239,077        221,311
            Mobile offshore production equipment        53,287         52,856
            Buildings, improvements and other           48,525         44,542
                                                      -----------------------
                                                       340,889        318,709
            Less: Accumulated Depreciation             153,448        149,874
                                                      -----------------------
            Net Property and Equipment                 187,441        168,835
                                                      -----------------------
          Goodwill (net of amortization
            of $4,737 and $4,490)                       10,167         10,414
          Investments and Other Assets                   6,462          6,230
                                                      -----------------------
            TOTAL ASSETS                              $344,109       $316,543
                                                      =======================

       LIABILITIES and SHAREHOLDERS' EQUITY
          Current Liabilities:
            Accounts payable                          $ 25,553       $ 26,364
            Accrued liabilities                         56,064         51,385
            Income taxes payable                        11,117          8,425
                                                      -----------------------
            Total Current Liabilities                   92,734         86,174

          Long-term Debt, net of current portion        68,543         54,626
          Other Long-term Liabilities                   15,539         15,421
          Shareholders' Equity                         167,293        160,322
                                                      -----------------------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  $344,109       $316,543
                                                      =======================

       The accompanying Notes are an integral part of these Consolidated Financial Statements.

                   OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF INCOME
                                      (unaudited)

                                                     For the Three Months Ended
                                                               June 30,
                                                         1998           1997
                                                     (in thousands, except per
                                                           share amounts)

       Revenues                                       $ 98,911       $ 95,163
       Cost of services                                 77,424         76,230
       Selling, general and administrative expenses     10,361          9,277
                                                      -----------------------
          Income from operations                        11,126          9,656
       Interest income                                      84            333
       Interest expense, net of capitalized
          interest of $482 and $--                        (567)           (65)
       Other expense, net                                  (38)           (65)
                                                      -----------------------
          Income before income taxes                    10,605          9,859
       Provision for income taxes                       (4,030)        (3,895)
                                                      -----------------------
          Net income                                   $ 6,575        $ 5,964
                                                      =======================

       Basic Earnings per Share                          $0.29          $0.26
       Diluted Earnings per Share                        $0.28          $0.25

       Weighted average number of common shares         22,952         23,288
       Incremental shares from stock options               330            206
       Weighted average number of common
          shares and equivalents                        23,282         23,494



       The accompanying Notes are an integral part of these Consolidated Financial Statements.

                  OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                      For the Three Months Ended
                                                                June 30,
                                                           1998        1997
                                                              (unaudited)
                                                            (in thousands)
     CASH FLOWS FROM OPERATING ACTIVITIES:

       Net Income                                        $ 6,575      $ 5,964
       Adjustments to reconcile net income to net
       cash provided by/(used in)operating activities:
          Depreciation and amortization                    6,737        5,162
          Currency translation adjustments and other       1,973        3,794
          (Increase)/decrease in accounts receivable      (2,942)      20,880
          Increase in prepaid expenses and
            other current assets                          (3,896)      (2,753)
          Increase in other assets                          (296)
          Increase/(decrease) in current liabilities       6,561       (4,154)
          Increase in other long-term liabilities            119          784
                                                         --------------------
       Total adjustments to net income                     8,256       23,713
                                                         --------------------
     NET CASH PROVIDED BY OPERATING ACTIVITIES            14,831       29,677
                                                         --------------------
     CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchases of property and equipment and
         other assets                                    (27,125)     (17,654)
                                                          -------------------
     NET CASH USED IN INVESTING ACTIVITIES               (27,125)     (17,654)
                                                          -------------------
     CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from long-term borrowings,
         net of payments                                  13,917           --
       Proceeds from issuance of common stock                514           99
       Purchases of treasury stock                            --      (12,503)
                                                          -------------------
     NET CASH (USED IN) PROVIDED BY
       FINANCING ACTIVITIES                               14,431      (12,404)
                                                          -------------------
     NET INCREASE (DECREASE) IN CASH                       2,137         (381)
                                                          -------------------
     CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR         9,064       23,034
                                                          -------------------
     CASH AND CASH EQUIVALENTS - END OF PERIOD           $11,201      $22,653
                                                          ===================


     The accompanying Notes are an integral part of these Consolidated Financial Statements.

                  OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (unaudited)

       1.   Basis of Presentation and Significant Accounting Policies

          These Consolidated Financial Statements are unaudited and have been prepared pursuant to instructions for the Quarterly Report on Form 10-Q required to be filed with the Securities and Exchange Commission and do not include all information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles. Management has reflected all adjustments which it believes are necessary to present fairly the Company's financial position at June 30, 1998 and its results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Registrant's Annual Report on Form 10-K for its fiscal year ended March 31, 1998. The results for interim periods are not necessarily indicative of annual results. Unless the context indicates otherwise, references to years indicate fiscal years.

       2.   Cash and Cash Equivalents

          Cash and cash equivalents includes demand deposits and highly liquid investments with original maturities of three months or fewer from the date of the investment. Approximately $1.5 million of the Company's cash at June 30, 1998 and March 31, 1998 was restricted and deposited in interest bearing accounts as security in connection with legal proceedings.

       3.   Shareholders' Equity

          Shareholders' Equity consisted of the following:

                                                       June 30,      March 31,
                                                         1998          1998
                                                     (unaudited)     (audited)
                                                        (in thousands, except
                                                              share data)
          Common Stock, par value $0.25;
            90,000,000 shares authorized;
            24,017,046 shares issued                  $  6,004       $  6,004
          Additional paid-in capital                    81,284         81,442
          Treasury stock, 1,014,569 and 1,075,303
            shares, at average cost                    (16,638)       (17,634)
          Retained earnings                            104,577         98,002
          Accumulated other elements of
            comprehensive income                        (7,934)        (7,492)
                                                       -------        -------
          Total shareholders' equity                  $167,293       $160,322
                                                       =======        =======

       4.   Income Taxes

       Cash taxes paid were $1.3 million and $1.9 million for the first quarters of 1999 and 1998, respectively.

       5.   Earnings Per Share

       The Company has computed earnings per share in accordance with Financial Accounting Standards Board standard number ("SFAS") 128, "Earnings Per Share", which became effective in the third quarter of 1998. Prior periods comparative figures have been restated.

       6.   Comprehensive Income

       Effective April 1, 1998, the Company adopted SFAS 130, "Reporting Comprehensive Income". This statement establishes standards for reporting and display of comprehensive income and its components in financial statements. Comprehensive income is the total of net income and all non-owner changes in equity. The amount of comprehensive income for each of the three-month periods ended June 30, 1998 and 1997 and the components of accumulated other elements of comprehensive income in Shareholders' Equity at June 30, 1998 and March 31, 1998 are as follows:
                                                 For the Three Months Ended
                                                           June 30,
                                                     1998           1997
                                                        (in thousands)
       Net income per Consolidated Statements
          of Income                                 $6,575         $5,964
       Foreign currency translation losses            (442)          (931)
                                                     -----          -----
       Comprehensive income                         $6,133         $5,033
                                                     =====          =====


       Amounts comprising other elements of comprehensive income in
          Shareholders' Equity:
                                                   June 30,       March 31,
                                                     1998           1998
                                                        (in thousands)
       Accumulated foreign currency translation
          adjustments                              $(7,934)       $(7,492)
                                                    =======        =======

       7.   New Accounting Pronouncement

       The FASB has issued SFAS 131, "Disclosures about Segments of an Enterprise and Related Information", which establishes standards for the way that public business enterprises report information about operating segments in interim and annual financial statements. As required, the Company will adopt SFAS 131 commencing with the 1999 Annual Report on Form 10-K.

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

       Material Changes in Financial Condition

       The Company considers its liquidity and capital resources adequate to support continuing operations and capital commitments. At June 30, 1998, the Company had working capital of $47 million, including $10 million of unrestricted cash. At June 30, 1998, the Company had utilized $68 million of its available $80 million credit facility and $39 million was unused under uncommitted lines of credit.

       In order to provide longer term funding, the Company has agreed to terms on a private placement of $100 million of senior notes. The notes will have an average life of 10 years, bear interest at a rate of 6.72% per annum with an effective rate of under 7%, and be repaid in five equal annual installments beginning at the end of the eighth year. The Company has also agreed to terms on a new $80 million five year revolving credit facility. Formal closing for both the senior notes and the revolving credit facility and funding of the senior notes is expected in August 1998.

       Capital expenditures were $27 million during the first three months of 1999, as compared to $18 million during the corresponding period of the prior fiscal year. Capital expenditures in 1999 consisted of additions to the Company's fleet of remotely operated vehicles ("ROVs"), multi-service support vessel construction and subsea products facilities expansion. Prior fiscal year expenditures consisted of additions to the Company's fleet of ROVs, support vessel expenditures and two out-of-service mobile offshore platforms for potential conversion to production systems or alternative service.

       Commitments for capital expenditures at June 30, 1998 were approximately $30 million for subsea product manufacturing facilities and multi-service support vessel construction.

       Results of Operations

       Consolidated revenue and margin information is as follows:

                                                    Three Months Ended
                                                         June 30,
                                                    1998           1997
                                                      (in thousands)

            Revenues                              $98,911        $95,163
            Gross margin                           21,487         18,933
            Gross margin %                            22%            20%
            Operating margin %                        11%            10%

       The quarters ending June 30 and September 30 have generally been the Company's peak in both revenues and net income for its Oilfield Marine Services business. However, the Company's exit from the diving sector in the North Sea in early 1998 and the substantial number of multi-year ROV contracts which were entered into since 1997 should reduce the seasonality of the Company's Oilfield Marine Services operations. Revenues and net income in the Offshore Field Development and Advanced Technologies businesses are generally not seasonal.

       Oilfield Marine Services

       Revenue and gross margin information is as follows:

                                                    Three Months Ended
                                                         June 30,
                                                    1998           1997
                                           (in thousands, except percentages)

          Revenues                                $52,704        $49,561
          Gross margins                            11,710         10,362
          Gross margin %                              22%            21%


       Revenues and gross margins for the Oilfield Marine Services segment increased during the first quarter of 1999, compared to the corresponding period of the prior year, primarily as a result of additional ROVs placed in service.

       Offshore Field Development

       Revenue and gross margin information is as follows:

                                                    Three Months Ended
                                                         June 30,
                                                    1998           1997
                                          (in thousands, except percentages)

          Revenues                                $27,654        $24,628
          Gross margins                             7,246          4,300
          Gross margin %                              26%            17%

       Revenues were higher in the first quarter of 1999 compared to the corresponding period of the prior year as a result of increased product sales and the acquisition of a production barge in January 1998. Project management work benefitted from higher margins. The Company's FPSO OCEAN PRODUCER continued to operate offshore West Africa under a contract which expires in January 2000.

       Advanced Technologies

       Revenue and gross margin information is as follows:

                                                    Three Months Ended
                                                         June 30,
                                                    1998           1997
                                          (in thousands, except percentages)

          Revenues                                $18,553        $20,974
          Gross margins                             2,531          4,271
          Gross margin %                              14%            20%

       Revenues and gross margins for the first quarter of 1999 compared to the corresponding period of the prior year reflect lower activity on subsea cable burial projects.

       Other

       Interest income for the three-month period ended June 30, 1998 declined compared to the corresponding period of the prior year primarily as a result of lower cash balances available for investment.

       Interest expense for the three-month period ended June 30, 1998 increased compared to the corresponding period of the prior year as the Company incurred debt to fund the acquisition of additional equipment. Interest expense of $567,000 in 1999 was net of capitalized interest of $482,000.

       The provisions for income taxes were related to U.S. income taxes which were provided at estimated annual effective rates using assumptions as to earnings and other factors which would affect the tax calculation for the remainder of the fiscal year, and to the operations of foreign branches and subsidiaries which were subject to local income and withholding taxes.

       Year 2000

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



                                              OCEANEERING INTERNATIONAL, INC.
                                              (Registrant)






       Date:   August 7, 1998      By:  //s// JOHN R. HUFF
                                     John R. Huff, President and
                                     Chief Executive Officer





       Date:   August 7, 1998      By:  //s// MARVIN J. MIGURA
                                     Marvin J. Migura, Senior Vice
                                     President and Chief Financial Officer





       Date:   August 7, 1998      By:  //s// RICHARD V. CHIDLOW
                                     Richard V. Chidlow, Controller
                                     and Chief Accounting Officer