Form 10-Q
period 1998-09-30
OCEANEERING INTERNATIONAL INC
filed 1998-11-12
CIK 73756

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


[X]               QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1998

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

Class                                          Outstanding at October 28, 1998

Common Stock, $.25 Par Value                                 22,567,301 shares
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

               OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                (in thousands)
                                          September 30,           March 31,
                                              1998                  1998
                                           (unaudited)            (audited)
ASSETS
  Current Assets:
   Cash and cash equivalents                 $ 30,241              $ 9,064
   Accounts receivable (net of allowance
     for doubtful accounts of $203 and
     $240)                                    116,048              114,923
   Prepaid expenses and other                  12,729                7,077
                                          --------------------------------
   Total Current Assets                       159,018              131,064
                                          --------------------------------
  Property and Equipment, at cost:
   Marine services equipment                  256,889              221,311
   Mobile offshore production equipment        54,122               52,856
   Buildings, improvements and other           57,426               44,542
                                          --------------------------------
                                              368,437              318,709
   Less: Accumulated Depreciation             160,029              149,874
                                          --------------------------------
   Net Property and Equipment                 208,408              168,835
                                          --------------------------------
  Goodwill (net of amortization
    of $4,984 and $4,490)                       9,920               10,414
  Investments and Other Assets                  6,638                6,230
                                          --------------------------------
   TOTAL ASSETS                              $383,984             $316,543
                                          ================================
LIABILITIES and SHAREHOLDERS' EQUITY
  Current Liabilities:
   Accounts payable and current portion
     of Long-term Debt                       $ 28,050             $ 26,364
   Accrued liabilities                         54,076               51,385
   Income taxes payable                        10,747                8,425
                                          --------------------------------
   Total Current Liabilities                   92,873               86,174

  Long-term Debt, net of current portion      100,458               54,626
  Other Long-term Liabilities
                                               17,797               15,421
  Commitments and Contingencies
  Shareholders' Equity
                                              172,856              160,322
                                          --------------------------------
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY $383,984             $316,543
                                          ================================
The accompanying Notes are an integral part of these Consolidated Financial Statements.

               OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (unaudited)

                                             For the Three Months Ended
                                                    September 30,
                                                 1998           1997
                                             (in thousands, except per
                                                   share amounts)

Revenues                                      $110,042       $ 90,578
Cost of services                                86,510         69,946
Selling, general and administrative expenses    10,305          9,580
                                              -----------------------
  Income from operations                        13,227         11,052
Interest income                                    261            233
Interest expense, net of capitalized
  interest of $694 and $48                        (625)           (57)
Other expense, net                                (126)          (451)
                                              -----------------------
  Income before income taxes                    12,737         10,777
Provision for income taxes                      (4,842)        (4,063)
                                              -----------------------
  Net income                                   $ 7,895        $ 6,714
                                              =======================

Basic Earnings per Share                         $0.34          $0.29
Diluted Earnings per Share                       $0.34          $0.28

Weighted average number of common shares        22,813         23,346
Incremental shares from stock options              174            466
Weighted average number of common
  shares and equivalents                        22,987         23,812



The accompanying Notes are an integral part of these Consolidated Financial Statements.




               OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (unaudited)

                                           For the Six Months Ended
                                                 September 30,
                                              1998          1997
                                          (in thousands, except per
                                                share amounts)

Revenues                                    $208,953     $185,741
Cost of services                             163,934      146,176
Selling, general and administrative
 expenses                                     20,666       18,857
                                             --------------------
  Income from operations                      24,353       20,708
Interest income                                  345          566
Interest expense, net at capitalized
   interest of $1,176 and $48                 (1,192)        (122)
Other expense, net                              (164)        (516)
                                             --------------------
  Income before income taxes                  23,342       20,636
Provision for income taxes                    (8,872)      (7,958)
                                             --------------------
  Net income                                $ 14,470     $ 12,678
                                             ====================

Basic Earnings per Share                       $0.63        $0.54
Diluted Earnings per Share                     $0.62        $0.54

Weighted average number of common shares      22,883       23,317
Incremental shares from stock options            252          336
Weighted average number of common
   shares and equivalents                     23,135       23,653


The accompanying Notes are an integral part of these Consolidated Financial Statements.

               OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                    For the Six Months Ended
                                                          September 30,
                                                      1998            1997
                                                          (unaudited)
                                                         (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net Income                                         $14,470      $12,678
  Adjustments to reconcile net income to net
  cash provided by/(used in)operating activities:
   Depreciation and amortization                      14,099       10,797
   Currency translation adjustments and other            (44)       4,265
   (Increase)/decrease in accounts receivable         (1,125)      15,736
   Increase in prepaid expenses and
     other current assets                             (5,652)      (3,470)

   Increase in other assets                              (82)        (916)
   Increase/(decrease) in current liabilities          6,699      (13,589)
   Increase in other long-term liabilities             2,376          646
                                                     --------------------
  Total adjustments to net income                     16,271       13,469
                                                     --------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES             30,741       26,147
                                                     --------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment and

    other assets                                     (52,257)     (41,194)
  Other investing activity                             1,704         (221)
                                                     --------------------
NET CASH USED IN INVESTING ACTIVITIES                (50,553)     (41,415)
                                                     --------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term borrowing,
    net of costs                                      98,620          --
  Net proceeds/(payments) on revolving credit
   and other long-term debt                          (54,168)      16,000
  Proceeds from issuance of common stock               1,541        3,031

  Purchases of treasury stock                         (5,004)     (12,503)
                                                     --------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES             40,989        6,528
                                                     --------------------
NET INCREASE (DECREASE) IN CASH                       21,177       (8,740)
                                                     --------------------
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR          9,064       23,034
                                                     --------------------
CASH AND CASH EQUIVALENTS - END OF PERIOD            $30,241      $14,294
                                                     ====================

The accompanying Notes are an integral part of these Consolidated Financial Statements.

               OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (unaudited)

1. Basis of Presentation and Significant Accounting Policies

These Consolidated Financial Statements are unaudited and have been prepared pursuant to instructions for the Quarterly Report on Form 10- Q required to be filed with the Securities and Exchange Commission and do not include all information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles. Management has reflected all adjustments which it believes are necessary to present fairly the Company's financial position at September 30, 1998 and its results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Registrant's Annual Report on Form 10-K for its fiscal year ended March 31, 1998. The results for interim periods are not necessarily indicative of annual results. Unless the context indicates otherwise, references to years indicate fiscal years.

2. Current Assets

Cash and cash equivalents includes demand deposits and highly liquid investments with original maturities of three months or fewer from the date of the investment. Approximately $1.5 million of the Company's cash at March 31, 1998 was restricted and deposited in interest bearing accounts as security in connection with legal proceedings. Such legal proceedings were settled in the quarter ended September 30, 1998 and the restriction was removed.

Prepaid expenses and other current assets as of September 30 and March 31, 1998 include spare parts of $6.7 million and $3.3 million, respectively, primarily for the Company's ROV fleet.

3. Long-term Debt

Long-term debt consisted of the following:
                                        September 30,   March 31,
                                             1998        1998
                                         (unaudited)    (audited)
                                             (in thousands)

6.72% Senior Notes due 2010              $100,000      $    --
Revolving Credit Facility                     --         54,000
Capital Leases                                757           919
                                          -------        ------
                                          100,757        54,919

Current portion of capital leases            (299)         (293)
                                          -------        ------
                                         $100,458      $ 54,626
                                         ========        ======


In September 1998, the Company issued $100 million aggregate principal amount of 6.72% Senior Notes dues 2010. The net proceeds were $98.6 million after issuance costs and were used to retire existing debt under the Company's revolving credit facility. The notes have an average life of ten years and are scheduled to be paid in five equal annual installments beginning at the end of the eighth year.

In October 1998, the Company entered into a new $80 million revolving credit facility to replace its prior one which was scheduled to convert to a term loan in April 1999.

The Senior Notes and the new revolving credit facility have similar maintenance covenants relative to the level of debt to total capitalization, fixed charge coverages and minimum net worth.

4. Shareholders' Equity

Shareholders' Equity consisted of the following:

                                             September 30,   March 31,
                                                  1998         1998
                                             (unaudited)    (audited)
                                               (in thousands, except
                                                     share data)
Common Stock, par value $0.25;
  90,000,000 shares authorized;
  24,017,046 shares issued                    $  6,004      $  6,004
Additional paid-in capital                      81,610        81,442
Treasury stock, 1,400,106 and 1,075,303
  shares, at average cost                      (20,614)      (17,634)
Retained earnings                              112,472        98,002
Accumulated other elements of
  comprehensive income                          (6,616)       (7,492)
                                               -------       -------
Total shareholders' equity                    $172,856      $160,322
                                               =======       =======
5.  Income Taxes

Cash taxes paid were $5.6 million and $7.9 million for the first six months of 1999 and 1998, respectively.

6.   Earnings Per Share

The Company has computed earnings per share in accordance with Financial Accounting Standards Board standard number ("SFAS") 128, "Earnings Per Share", which became effective in the third quarter of 1998. Prior periods comparative figures have been restated.

7.   Comprehensive Income

Effective April 1, 1998, the Company adopted SFAS 130, "Reporting Comprehensive Income". This statement establishes standards for reporting and display of comprehensive income and its components in financial statements. Comprehensive income is the total of net income and all non-owner changes in equity. The amount of comprehensive income for each of the three and six-month periods ended September 30, 1998 and 1997 and the components of accumulated other elements of comprehensive income in Shareholders' Equity at September 30, 1998 and March 31, 1998 are as follows:

                             Three Months Ended      Six Months Ended
                               September 30,           September 30,
                               1998      1997           1998     1997
                               (in thousands)         (in thousands)
Net income per
 Consolidated Statements
 of Income                     $7,895    $6,714       $14,470  $12,678
Foreign currency
 translation gains/(losses)     1,318      (361)          876   (1,292)
                                -----     -----         -----   ------
Comprehensive income           $9,213    $6,353       $15,346  $11,386
                                =====     =====        ======   ======


Amounts comprising other elements of comprehensive income in  Shareholders'
  Equity:

                            September 30, 1998          March 31, 1998
                              (in thousands)            (in thousands)

Accumulated foreign
 currency translation
 adjustments                    $(6,616)                  $(7,492)
                                  =====                     =====


8.   New Accounting Pronouncements

The FASB has issued SFAS 131, "Disclosures about Segments of an Enterprise and Related Information", which establishes standards for the way that public business enterprises report information about operating segments in interim and annual financial statements. As required, the Company will adopt SFAS 131 commencing with its 1999 Annual Report on Form 10-K.

The FASB has also issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes standards for the way derivative instruments and hedging activities are reported. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Changes in a derivative's fair value are to be recognized currently in earnings unless specific hedge accounting criteria are met. The Company has not yet quantified the impact, if any, on its financial statements that may result from adoption of SFAS No. 133, which is required no later than April 1, 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

All statements in this Form 10-Q, other than statements of historical facts, including, without limitation, statements regarding the Company's business strategy, plans for future operations, and industry conditions, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company utilizes a variety of internal and external data and management judgment in order to develop such forward-looking information. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, because of the inherent limitations in the forecasting process, as well as the relatively volatile nature of the industries in which the Company operates, it can give no assurance that such expectations will prove to have been correct. Accordingly, evaluation of future prospects of the Company must be made with caution when relying on forward-looking information.

Material Changes in Financial Condition

The Company considers its liquidity and capital resources adequate to support continuing operations and capital commitments. At September 30, 1998, the Company had working capital of $66 million, including $30 million of unrestricted cash. At September 30, 1998, the Company had utilized none of its available $80 million credit facility and $20 million was unused under uncommitted lines of credit.

In order to provide longer term funding, the Company issued $100 million of 6.72% Senior Notes which are repayable in five equal annual principal installments beginning at the end of the eighth year. In October 1998, the Company replaced its revolving credit facility with a new $80 million five year revolving credit facility.

Capital expenditures were $52 million during the first six months of 1999, as compared to $41 million during the corresponding period of the prior fiscal year. Capital expenditures in 1999 consisted of additions to the Company's fleet of remotely operated vehicles ("ROVs"), multi-service support vessel construction and subsea products facilities expansion. Prior fiscal year expenditures consisted of additions to the Company's fleet of ROVs, support vessel expenditures and two out-of-service mobile offshore platforms for potential conversion to production systems or alternative service.

Commitments for capital expenditures at September 30, 1998 were approximately $20 million for subsea product manufacturing facilities and multi-service support vessel construction.

Results of Operations

Consolidated revenue and margin information is as follows:

                         Three Months Ended       Six Months Ended
                            September 30,          September 30,
                          1998       1997           1998     1997
                             (in thousands, except percentages)

   Revenues              $110,042    $90,578      $208,953  $185,741
   Gross margin            23,532     20,632        45,019    39,565
   Gross margin %              21%        23%           22%       21%
   Operating margin %          12%        12%           12%       11%

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

Oilfield Marine Services

Revenue and gross margin information is as follows:

                           Three Months Ended      Six Months Ended
                             September 30,           September 30,
                            1998      1997           1998     1997
                              (in thousands, except percentages)

  Revenues                 $55,912   $47,527       $108,616  $97,088
  Gross margins             12,452    12,332         24,162   22,694
  Gross margin %                22%       26%            22%      23%


Revenue for the Oilfield Marine Services segment increased due to the expansion of the company's work class ROV fleet and increased sales of diving and engineering project management services. Gross margins showed a slight improvement on the strength of improved profitability associated with engineering project services.

The gross margin percentage in the three months ended September 30, 1998 was lower than that of the comparable period of the prior year as a result of higher ROV-related training and payroll costs, a higher subcontractor component in work performed and inefficiencies due to an unusually high number of tropical storms in or threatening Gulf of Mexico work areas. Additionally the gross margin percentage from the year-earlier quarter was unusually high as the gross margin percentage for all of 1998 was 22%.


Offshore Field Development

Revenue and gross margin information is as follows:

                          Three Months Ended      Six Months Ended
                            September 30,           September 30,
                           1998      1997           1998     1997
                             (in thousands, except percentages)

  Revenues                  $28,697  $21,760       $56,351   $46,388
  Gross margins               6,781    2,588        14,027     6,888
  Gross margin %                 24%     12%            25%       15%

Revenues and gross margins were higher in the 1999 periods compared to the corresponding periods of the prior year as a result of increased product sales and the acquisition of a production barge in January 1998. Gross margins also benefitted from higher profitability on project management work. The Company's FPSO OCEAN PRODUCER continued to operate offshore West Africa under a contract which expires in January 2000.

Advanced Technologies

Revenue and gross margin information is as follows:

                          Three Months Ended      Six Months Ended
                            September 30,           September 30,
                           1998      1997           1998     1997
                             (in thousands, except percentages)

  Revenues                 $25,433   $21,291      $43,986   $42,265
  Gross margins              4,299     5,712        6,830     9,983
  Gross margin %                17%       27%          16%       24%

Revenues rose on increased activity levels for subsea telecommunications cable services and the design and assembly of large, dynamic, animated figures for theme parks. However, gross margins declined due to a reduction in civil engineering and construction work and lower profitability on search and recovery services.

Other

Interest expense for the three and six month periods ended September 30, 1998 increased compared to the corresponding periods of the prior year as the Company incurred debt to fund the acquisition of additional equipment.

The provisions for income taxes were related to U.S. income taxes which were provided at estimated annual effective rates using assumptions as to earnings and other factors which would affect the tax calculation for the remainder of the fiscal year, and to the operations of foreign branches and subsidiaries which were subject to local income and withholding taxes.

Year 2000.

The Year 2000 problem is the result of computer programs which were written using two digits rather than four to define the applicable year. Programs that have time sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. The Company has been reviewing its computer systems to identify potential problem areas. Based upon its assessment to date, much of the cost of compliance is included in regular system and equipment upgrades which are planned or are in progress. The Company does not expect the cost of compliance to have a material effect on its financial position, results of operations or liquidity. The Company will also be working with its major trading partners to avoid operational
disruptions.   However, there is no assurance that the systems of other
companies on which the Company relies will be converted timely and will not have an adverse effect on the Company.



                         PART II - OTHER INFORMATION

Item 4.   Submission of Matters to aVote of Security Holders.

      (a)   The Company held its Annual Meeting of Shareholders on
      August 21, 1998.

      The following matters were voted upon at the Annual Meeting.

      Election of Directors.

      Nominee                 Shares For          Shares Withheld

      David S Hooker          19,636,850          272,644

      Harris J. Pappas        19,572,375          337,119


      Ratification of the appointment of Arthur Andersen LLP as independent auditors of the Company.

      Shares For           Shares Against       Shares Abstained

      19,814,100              9,216                  86,178


Item 6.   Exhibits and Reports on Form 8-K.

      (a)   Exhibits.

        4 Instruments defining the rights of security holders, including indentures.

          4.01   Note Purchase Agreement dated as of
                 September 8, 1998 relating to
                 $100,000,000 6.72% Senior Notes due
                 September 8, 2010

          4.02   Loan Agreement ($80,000,000 Revolving
                 Credit Facility) dated as of
                 October 23, 1998


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



                                               OCEANEERING INTERNATIONAL, INC.
                                               (Registrant)






Date:   November 12, 1998   By:  //s// JOHN R. HUFF
                      John R. Huff, Chief Executive Officer





Date:   November 12, 1998   By:  //s// MARVIN J. MIGURA
                      Marvin J. Migura, Senior Vice
                      President and Chief Financial Officer





Date:   November 12, 1998   By:  //s// JOHN L. ZACHARY
                      John L. Zachary, Controller
                      and Chief Accounting Officer