Form 10-Q
period 1998-12-31
OCEANEERING INTERNATIONAL INC
filed 1999-02-11
CIK 73756

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


[X]               QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 1998

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

Class                                          Outstanding at January 29, 1999

Common Stock, $.25 Par Value                                 22,634,004 shares
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

               OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                (in thousands)
                                            December 31,    March 31,
                                                1998          1998
                                             (unaudited)    (audited)
ASSETS
  Current Assets:
   Cash and cash equivalents                  $ 16,602       $  9,064
   Accounts receivable (net of allowance
     for doubtful accounts of $198 and
     $240)
                                               107,809        114,923
   Prepaid expenses and other                   13,442          7,077
                                              -----------------------
   Total Current Assets                        137,853        131,064
                                              -----------------------
  Property and Equipment, at cost:
   Marine services equipment                   274,640        221,311
   Mobile offshore production equipment         53,928         52,856
   Buildings, improvements and other            70,206         44,542
                                              -----------------------
                                               398,774        318,709
   Less: Accumulated Depreciation              165,602        149,874
                                              -----------------------
   Net Property and Equipment                  233,172        168,835
                                              -----------------------
  Goodwill (net of amortization
    of $5,231 and $4,490)                        9,673         10,414
  Investments and Other Assets                   6,662          6,230
                                              -----------------------
   TOTAL ASSETS                               $387,360       $316,543
                                              =======================
LIABILITIES and SHAREHOLDERS' EQUITY
  Current Liabilities:
   Accounts payable and current portion
     of Long-term Debt                        $ 21,446       $ 26,364
   Accrued liabilities                          58,218         51,385
   Income taxes payable                         11,798          8,425
                                              -----------------------
   Total Current Liabilities                    91,462         86,174

  Long-term Debt, net of current portion       100,416         54,626
  Other Long-term Liabilities                   17,682         15,421
  Commitments and Contingencies
  Shareholders' Equity                         177,800        160,322
                                              -----------------------
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  $387,360       $316,543
                                              =======================
The accompanying Notes are an integral part of these Consolidated Financial Statements.

               OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (unaudited)

                                             For the Three Months Ended
                                                    December 31,
                                                 1998           1997
                                             (in thousands, except per
                                                   share amounts)

Revenues                                      $ 98,275      $ 86,234
Cost of services                                76,782        67,949
Selling, general and administrative expenses    10,339         9,797
                                             -----------------------
  Income from operations                        11,154         8,488
Interest income                                    319           138
Interest expense, net of capitalized
  interest of $656 and $358                     (1,141)          (92)
Other expense, net                                 (76)         (504)
                                             -----------------------
  Income before income taxes                    10,256         8,030
Provision for income taxes                      (3,905)       (3,035)
                                             -----------------------
  Net income                                  $  6,351      $  4,995
                                             =======================

Basic Earnings per Share                         $0.28         $0.21
Diluted Earnings per Share                       $0.28         $0.21

Weighted average number of common shares        22,590        23,376
Incremental shares from stock options              132           372
Weighted average number of common
  shares and equivalents                        22,722        23,748



The accompanying Notes are an integral part of these Consolidated Financial Statements.




               OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (unaudited)

                                            For the Nine Months Ended
                                                  December 31,
                                               1998          1997
                                           (in thousands, except per
                                                  share amounts)

Revenues                                    $307,228       $271,975
Cost of services                             240,716        214,125
Selling, general and administrative
 expenses
                                              31,005         28,654
                                            -----------------------
  Income from operations                      35,507         29,196
Interest income                                  664            704
Interest expense, net of capitalized
   interest of $1,832 and $406                (2,333)          (214)
Other expense, net                              (240)        (1,020)
                                            -----------------------
  Income before income taxes                  33,598         28,666
Provision for income taxes                   (12,777)       (10,993)
                                            -----------------------
  Net income                                $ 20,821       $ 17,673
                                            =======================

Basic Earnings per Share                       $0.91          $0.76
Diluted Earnings per Share                      0.91           0.75

Weighted average number of common shares      22,785         23,337
Incremental shares from stock options            212            348
Weighted average number of common
   shares and equivalents                     22,997         23,685


The accompanying Notes are an integral part of these Consolidated Financial Statements.

               OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                   For the Nine Months Ended
                                                          December 31,
                                                       1998          1997
                                                          (unaudited)
                                                         (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net Income                                          $20,821      $17,673
  Adjustments to reconcile net income to net
  cash provided by/(used in)operating activities:
   Depreciation and amortization                       21,619       16,881
   Decrease in accounts receivable                      7,114       14,116
   Increase in prepaid expenses and
     other current assets                              (6,365)      (6,603)

   Increase in other assets                               (47)        (862)
   Increase/(decrease) in current liabilities           5,284       (3,768)
   Increase in other long-term liabilities              2,261        1,179
   Currency translation adjustments and other          (1,110)       5,295
                                                      --------------------
  Total adjustments to net income                      28,756       26,238
                                                      --------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES              49,577       43,911
                                                      --------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment and
    other assets                                      (85,532)     (65,023)
  Other investing activity                              2,484         (224)
                                                       -------------------
NET CASH USED IN INVESTING ACTIVITIES                 (83,048)     (65,247)
                                                       -------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term borrowing,
    net of costs                                       98,537       38,000
  Payments on revolving credit and
   other long-term debt                               (54,201)          --
  Proceeds from issuance of common stock                2,168        3,714
  Purchases of treasury stock                          (5,495)     (23,340)
                                                       -------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES              41,009       18,374
                                                       -------------------
NET INCREASE (DECREASE) IN CASH                         7,538       (2,962)
                                                       -------------------
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR           9,064       23,034
                                                       -------------------
CASH AND CASH EQUIVALENTS - END OF PERIOD             $16,602      $20,072
                                                       ===================

The accompanying Notes are an integral part of these Consolidated Financial Statements.
               OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (unaudited)

1. Basis of Presentation and Significant Accounting Policies

These Consolidated Financial Statements are unaudited and have been prepared pursuant to instructions for the Quarterly Report on Form 10- Q required to be filed with the Securities and Exchange Commission and do not include all information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles. Management has reflected all adjustments which it believes are necessary to present fairly the Company's financial position at December 31, 1998 and its results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Registrant's Annual Report on Form 10-K for its fiscal year ended March 31, 1998 (fiscal 1998). The results for interim periods are not necessarily indicative of annual results. Unless the context indicates otherwise, references to years indicate fiscal years.

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

Prepaid expenses and other current assets as of December 31 and March 31, 1998 include spare parts of $6.1 million and $3.3 million, respectively, primarily for the Company's ROV fleet.

3. Long-term Debt

Long-term debt consisted of the following:
                                                   December 31,    March 31,
                                                        1998        1998
                                                    (unaudited)    (audited)
                                                          (in thousands)

6.72% Senior Notes due 2010                          $100,000      $    --
Revolving Credit Facility                                 --         54,000
Capital Leases                                            718           919
                                                      -------        ------
                                                      100,718        54,919

Current portion of capital leases                        (302)         (293)
                                                      -------        ------
Long-term debt, net of current portion               $100,416      $ 54,626
                                                     ========        ======

In September 1998, the Company issued $100 million aggregate principal amount of 6.72% Senior Notes due 2010. The net proceeds were $98.6 million after issuance costs and were used to retire existing debt under the Company's revolving credit facility. The notes have an average life of ten years and are scheduled to be paid in five equal annual installments beginning at the end of the eighth year.

In October 1998, the Company entered into a new $80 million revolving credit facility to replace its prior one which was scheduled to convert to a term loan in April 1999.

The Senior Notes and the new revolving credit facility have similar maintenance covenants relative to the level of debt to total capitalization, fixed charge coverages and minimum net worth.

Cash interest payments were $2.0 million and $.5 million for the first nine months of 1999 and 1998, respectively.

4. Shareholders' Equity

Shareholders' Equity consisted of the following:

                                             December 31,    March 31,
                                                  1998    1998
                                             (unaudited)     (audited)
                                                (in thousands, except
                                                     share data)
Common Stock, par value $0.25;
  90,000,000 shares authorized;
  24,017,046 shares issued                    $  6,004      $  6,004
Additional paid-in capital                      82,014        81,442
Treasury stock, 1,405,897 and 1,075,303
  shares, at average cost                      (20,546)      (17,634)
Retained earnings                              118,823        98,002
Accumulated other elements of
  comprehensive income                          (8,495)       (7,492)
                                               -------       -------
Total shareholders' equity                    $177,800      $160,322

                                               =======       =======

5.  Income Taxes

Cash taxes paid were $8.4 million and $10.3 million for the first nine months of 1999 and 1998, respectively.

6.   Earnings Per Share

The Company computes earnings per share in accordance with Financial Accounting Standards Board standard number ("SFAS") 128, "Earnings Per Share", which became effective in the third quarter of 1998.

7.   Comprehensive Income

Effective April 1, 1998, the Company adopted SFAS 130, "Reporting Comprehensive Income". This statement establishes standards for reporting and display of comprehensive income and its components in financial statements. Comprehensive income is the total of net income and all non-owner changes in equity. The amount of comprehensive income for each of the three and nine-month periods ended December 31, 1998 and 1997 and the components of accumulated other elements of comprehensive income in Shareholders' Equity at December 31, 1998 and March 31, 1998 are as follows:

                            Three Months Ended      Nine Months Ended
                              December 31,             December 31,
                             1998      1997           1998     1997
                              (in thousands)         (in thousands)
Net income per
 Consolidated Statements
 of Income                   $6,351    $4,995        $20,821  $17,673
Foreign currency
 translation gains/(losses)  (1,879)     (118)        (1,003)  (1,410)
                              -----     -----          -----   ------
Comprehensive income         $4,472    $4,877        $19,818  $16,263
                              =====     =====         ======   ======

Amounts comprising other elements of comprehensive income in  Shareholders'
  Equity:

                          December 31, 1998          March 31, 1998
                           (in thousands)            (in thousands)

Accumulated foreign
 currency translation
 adjustments                  $(8,495)                  $(7,492)
                                =====                     =====


8.   Recent Accounting Pronouncements

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

Material Changes in Financial Condition

The Company considers its liquidity and capital resources adequate to support its continuing operations and capital commitments. At December 31, 1998, the Company had working capital of $46 million, including $17 million of unrestricted cash. At December 31, 1998, the Company had utilized none of its available $80 million credit facility and $20 million was unused under uncommitted lines of credit.

In order to provide longer term funding, in September 1998 the Company issued $100 million of 6.72% Senior Notes which are repayable in five equal annual principal installments beginning at the end of the eighth year. Most of the proceeds from the Senior Notes were used to pay off the then outstanding borrowings under the Company's prior revolving credit facility, which had been used to fund capital expenditures. In October 1998, the Company replaced that revolving credit facility with a new $80 million five year revolving credit facility.

Capital expenditures were $86 million during the first nine months of 1999, as compared to $65 million during the corresponding period of the prior fiscal year. Capital expenditures in fiscal 1999 consisted of additions to the Company's fleet of remotely operated vehicles ("ROVs"), multi-service support vessel construction and subsea products facilities expansion. Prior fiscal year expenditures consisted of additions to the Company's fleet of ROVs, support vessel expenditures, the purchase of a production barge operating in Southeast Asia, a tanker for possible future conversion to production systems use and two out-of-service mobile offshore platforms for potential conversion to production systems or alternative service.

Commitments for capital expenditures at December 31, 1998 were approximately $6 million for subsea product manufacturing facilities and multi-service support vessel construction.

Results of Operations

Consolidated revenue and margin information is as follows:

                           Three Months Ended       Nine Months Ended
                              December 31,            December 31,
                            1998       1997          1998     1997
                              (in thousands, except percentages)

   Revenues                 $98,275    $86,234     $307,228  $271,975
   Gross margins             21,493     18,285       66,512    57,850
   Gross margin %               22%        21%           22%       21%
   Operating margin %           11%        10%           12%       11%

The quarters ending June 30 and September 30 have generally been the Company's peak in both revenues and net income for its Oilfield Marine Services business. However, the Company's exit from the diving sector in the North Sea in early fiscal 1998 ("FY98") and the substantial number of multi-year ROV contracts which were entered into since calendar 1997 should reduce the seasonality of the Company's Oilfield Marine Services operations.
 Revenues and net income in the Offshore Field Development and Advanced Technologies businesses are generally not seasonal.

Oilfield Marine Services

Revenue and gross margin information is as follows:

                           Three Months Ended      Nine Months Ended
                             December 31,            December 31,
                            1998      1997           1998     1997
                              (in thousands, except percentages)

  Revenues                 $46,252   $43,201       $154,868 $140,289
  Gross margins              9,323     9,816         33,485   32,510
  Gross margin %                20%       23%            22%      23%


For the nine month period of FY99, revenues for the Oilfield Marine Services segment increased due to the expansion of the Company's work class ROV fleet and improved demand for diving services. Gross margin improved on increased profitability from ROV, diving, and engineering project services. These increases were partially offset by decreases in revenues and gross margins from survey services.

The three month period of FY99 reflected increased revenues and gross margins in the same areas as the nine month period. However, the total gross margin and percentage was lower than that of the prior year due to lower revenues and profitability of survey and topside inspection services.

Offshore Field Development

Revenue and gross margin information is as follows:

                            Three Months Ended      Nine Months Ended
                              December 31,            December 31,
                             1998      1997           1998     1997
                               (in thousands, except percentages)

  Revenues                  $24,757  $21,022        $81,108   $67,410
  Gross margins               5,560    3,287         19,587    10,175
  Gross margin %                 22%      16%            24%       15%

For the nine month period of FY99, revenues and gross margins were higher as compared to the corresponding period of the prior year as a result of increased product sales and mobile offshore production systems operations, including a production barge which commenced in the fourth quarter of FY98. Gross margins in the three month period of FY99 were higher than those of FY98 for both product sales and mobile offshore production systems operations. Revenues also increased, with the increase in revenues from mobile offshore production systems operations being partially offset by lower product sales. The Company's FPSO OCEAN PRODUCER continued to operate offshore West Africa under a contract which expires in January 2000.

Advanced Technologies

Revenue and gross margin information is as follows:

                            Three Months Ended      Nine Months Ended
                              December 31,            December 31,
                             1998      1997           1998     1997
                               (in thousands, except percentages)

  Revenues                   $27,266   $22,011      $71,252   $64,276
  Gross margins                6,610     5,182       13,440    15,165
  Gross margin %                  24%       24%          19%       24%

Revenues rose on increased activity levels for subsea telecommunications cable services and the design and assembly of large, dynamic, animated figures for theme parks. Gross margins for the three months rose due to the increased telecommunications volume Gross margins for the nine months declined due to lower profitability on search and recovery services and less civil engineering and construction work.

Other

Interest expense for the three and nine month periods ended December 31, 1998 increased compared to the corresponding periods of the prior year as the Company incurred debt to fund the acquisition of additional equipment.

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

      (a)   Exhibits

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



                                               OCEANEERING INTERNATIONAL, INC.
                                               (Registrant)






Date:   February 11, 1999  By:  //s// JOHN R. HUFF
                      John R. Huff, Chief Executive Officer





Date:   February 11, 1999  By:  //s// MARVIN J. MIGURA
                      Marvin J. Migura, Senior Vice
                      President and Chief Financial Officer





Date:   February 11, 1999  By:  //s// JOHN L. ZACHARY
                      John L. Zachary, Controller
                      and Chief Accounting Officer