Form 10-K405
period 1999-03-31
OCEANEERING INTERNATIONAL INC
filed 1999-06-28
CIK 73756

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                              FORM 10-K
        [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934
              For the fiscal year ended March 31, 1999

                                 OR

       [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                       to


                   Commission file number 1-10945

OCEANEERING INTERNATIONAL, INC.
Exact name of registrant as specified in its charter)

   Delaware                                            95-2628227
(State or other jurisdiction                   (I.R.S. Employer
of incorporation or organization)            Identification No.)

     11911 FM 529
   Houston, Texas                                        77041
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code:(713) 329-4500

     Securities registered pursuant to Section 12(b) of the Act:

                                         Name of each exchange
Title of each class                      on which registered
Common Stock, $0.25 par value          New York Stock Exchange

     Securities registered pursuant to Section 12(g) of the Act:
                                None

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes _X_ , No      .

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.  Yes _X_    , No      .

   Aggregate market value of the voting stock held by
non-affiliates of the registrant at June 9,1999 based upon the closing sale price of the Common Stock on the New York Stock
Exchange:                                  $377,992,000

Number of shares of Common Stock outstanding at June 9, 1999:
                         22,399,535

Documents Incorporated by Reference:

Portions of the proxy statement relating to the registrant's 1999 annual meeting of shareholders, to be filed on or before July 29, 1999 pursuant to Regulation 14A of the Securities and Exchange Act of 1934 to the extent set forth in Part III, Items 10-13 of this report.

                               PART I


                         ITEM 1.  BUSINESS.

                   General Development of Business

Oceaneering International, Inc. is an advanced applied technology company that provides engineered services and hardware to customers who operate in marine, space and other harsh environments. We supply a comprehensive range of integrated technical services to a wide array of industries and are one of the world's largest underwater services contractors. We provide most of our services to the oil and gas industry. These services include drilling support, subsea construction, design, lease and operation of production systems, facilities maintenance and repair, survey and positioning and specialized onshore and offshore engineering and inspection. Oceaneering was organized in 1969 out of the combination of three diving service companies founded in the early
1960s. Since our establishment, we have concentrated on the development and marketing of underwater services requiring the use of advanced deepwater technology. We operate in the United States and 26 other countries. Our international operations, principally in the North
Sea, Africa and Far East, accounted for
approximately 48% of our 1999 revenues, or $194 million. Our business segments are Oilfield
Marine Services, Offshore Field
Development and Advanced Technologies.

   In each of our segments, we have been concentrating on expanding our capabilities to provide technical solutions to customers operating in harsh environments.

Oilfield Marine Services. In the last few years, the focus of our Oilfield Marine Services segment has been toward increasing our asset base for servicing deepwater projects. Prior to 1996, we purchased most of our remotely operated vehicles ("ROVs"), which are submersible vehicles operated from the surface and widely used in the offshore oil and gas industry. We also designed and built specialized systems in-house. In response to increased demand for more powerful systems operating in deeper water, we expanded our capabilities and established a dedicated facility to design and build ROVs to meet the continued expansion of our ROV fleet. We have delivered over 50 ROV systems and all new ROVs entering our fleet are being produced at this facility.

   In addition to the ROV expansion, we also committed to the construction of two dynamically positioned multiservice vessels
("MSVs"), the first of which went into service in November 1998.
These vessels can carry and
install significant lengths of coiled tubing or umbilicals for tying back subsea completions. They have been designed for use in pipeline or flowline tie-ins, pipeline crossings, subsea hardware interventions and riser and jumper spool installations.

Offshore Field Development.  Through our Multiflex unit
("Multiflex"), we are the world's
largest provider of subsea hydraulic and electrohydraulic thermoplastic umbilicals. These umbilicals are the means by which offshore operators control subsea wellhead hydrocarbon flow rates. We entered this market in March 1994 through our purchase of the operating subsidiaries of Multiflex
International Inc. During the fiscal year ended March 31, 1999, we relocated, modernized and increased the capabilities of our umbilical manufacturing facility in Scotland and constructed a new umbilical plant in Brazil.

   In November 1995, we contracted with a major oil company for the provision of a floating production, storage and offloading system ("FPSO"). We converted a crude oil tanker and delivered the FPSO to its first operational location off West Africa in August 1996.
In December 1996, the customer exercised an option to purchase the FPSO. We continue to participate as a member of the customer's integrated team to operate and enhance the FPSO's production facilities. We own two mobile offshore production systems ("MOPS"), the PB SAN
JACINTO, acquired in December 1997, and the FPSO OCEAN PRODUCER, initially placed in service in
December 1991.  Both are currently
operating under contract.

Advanced Technologies. In 1992 and 1993, we purchased two businesses which formed the basis of our Advanced Technologies segment ("ADTECH"). The first business designed, developed and operated robotic systems and
ROVs specializing in the non-oilfield
market. This business is the basis for our expansion into telecommunications cable laying and burial and commercial theme park animation. The second business designed, developed and fabricated spacecraft hardware and high temperature insulation products.

   We intend to continue our strategy of acquiring, as opportunities arise, additional assets or businesses, either directly through merger, consolidation or purchase, or indirectly through joint ventures. We are also applying our skills and technology in further developing business unrelated to the oil and gas industry and performing services for government agencies and firms in the telecommunications, aerospace, and civil engineering and construction industries. We are continually seeking opportunities for business combinations to improve our market position or expand into related service and product lines.

   Unless the context indicates otherwise, references to years indicate fiscal years. For example,
1999 would refer to the twelve month
period ended March 31, 1999.

Financial Information about Industry Segments

The table presenting revenues, income from operations, identifiable assets, capital expenditures, and depreciation and amortization by business segment for the years ended March 31, 1999, 1998 and 1997 is incorporated herein by reference from Note 6 of the Notes to Consolidated Financial Statements.

Description of Business

OILFIELD MARINE SERVICES

Our Oilfield Marine Services business consists of underwater intervention, maintenance and repair as well as above-water inspection services. We provide these services to customers separately or on an integrated basis along with services or products from our Offshore
Field Development segment.

Underwater Intervention Services. We provide underwater support services for all phases of offshore oil and gas operations - exploration, development and production. During the exploration phase, we provide positioning, placement and monitoring of subsea exploration equipment, collect data on seafloor characteristics at proposed drilling sites and assist with the navigational positioning of drilling rigs. During the development phase, we assist with the installation of production platforms and the connection of subsea pipelines.
During the production phase, we inspect, maintain and repair offshore platforms, pipelines and subsea equipment.

   We use ROVs or divers to perform underwater intervention services. We use ROVs at depths or in situations in which diving would be uneconomical or infeasible. We believe that we operate the largest and most technically advanced fleet of work class ROVs in the world, with a market share of over 25%. We are the industry leader in providing ROV services on deepwater wells, which are the most technically demanding. We use ROVs for a variety of underwater tasks including drilling support, installation and construction support, pipeline inspections and surveys and subsea production facility installation, operation and maintenance. An ROV may be outfitted with manipulators, sonar, television cameras, specialized tooling packages and other equipment or features to facilitate the performance of specific underwater tasks. We currently own approximately 100 work-class ROVs.

   When a project requires manned intervention, we use divers or atmospheric diving systems ("ADS") technology. An ADS encloses the operator in a one-atmosphere (surface pressure) diving suit and is suitable for use in water depths to 2,300 feet. We do not use divers (as distinguished from ADS operators) to perform functions in water depths greater than 1,000 feet.

   We also provide a range of survey and navigational positioning services for the oil and gas industry, as well as ocean search and recovery projects. Applications include surface positioning for rig moves and the installation of pipelines and platforms, subsea positioning and acoustics, geophysical surveys, deep tow surveys and pipeline surveys.

   We perform underwater services using all these techniques from drilling rigs, platforms, barges and vessels.

Above-Water Inspection Services. Through our Solus Schall division ("Solus Schall"), we offer a wide range of inspection services to customers required to obtain third-party inspections to satisfy contractual structural specifications and requirements, internal safety standards or regulatory requirements. We focus on the inspection of pipelines and onshore fabrication of offshore facilities for the oil and gas industry. Certain of Solus Schall's pipeline inspection activities are performed through the use of specialized X-ray crawlers, which travel independently inside pipelines, stopping to perform radiographic inspection of welds.
Solus Schall derives the majority of its revenues from foreign operations.

OFFSHORE FIELD DEVELOPMENT

Mobile Offshore Production Systems. We provide engineering, procurement, construction, installation and operation of MOPS to customers for marginal and remote field production and extended well testing. We have been awarded several contracts pertaining to MOPS activities and subsea workover and maintenance needs, including deepwater extended well testing in the Gulf of Mexico and have served as prime contractor on an extended well testing project in the North Sea. Our first FPSO, the OCEAN PRODUCER, has been operating offshore West Africa since December 1991. In
December 1997, we purchased a production barge, the PB SAN JACINTO, which is under contract offshore Indonesia. The ZAFIRO PRODUCER, which we acquired in 1996 and converted to an FPSO, was delivered to its first location offshore West Africa in August 1996 to begin operations under a three-year contract with a major oil company. The customer exercised its option to purchase the FPSO in December 1996.
We continue our involvement with the
FPSO ZAFIRO PRODUCER as a member of the customer's integrated team to operate and enhance its production facilities. Additionally, we own four out-of-service offshore rigs and a tanker, each capable of conversion to a MOPS unit.
Subsea Products. Our Oceaneering Intervention Engineering ("OIE"), Multiflex and the Pipeline
Repair Systems units comprise our
Subsea Products division. OIE provides subsea intervention services, designs and fabricates
ROV interface tooling, including ROV
replaceable and ROV operable valves, and designs and fabricates subsea control systems.

   Multiflex, with manufacturing facilities in the Houston, Texas, Edinburgh, Scotland and Rio de
Janeiro, Brazil areas, produces
subsea control umbilical cables which are used for the remote operation of subsea installations and equipment and typically incorporate both electrical and hydraulic control lines.

ADVANCED TECHNOLOGIES

ADTECH provides underwater intervention, topside inspection and engineering services to meet a variety of non-oilfield industrial requirements, including ship husbandry, search and recovery, subsea telecommunications cable installation, maintenance and repair, civil works projects and commercial theme park animation. This is accomplished in part by extending the use of existing assets and technology developed in oilfield operations to new applications.

   ADTECH performs work for customers having specialized requirements in underwater or other environments. ADTECH provides deep ocean search and recovery services for governmental bodies, including the U.S. Navy. In other services for the Navy, ADTECH provides various engineering and underwater services ranging from aircraft salvage and recovery operations to inspection and maintenance of the Navy's fleet of surface ships and submarines. ADTECH also maintains and operates deepwater cable lay and maintenance vehicles.

   ADTECH designs and operates ROVs that are designed for work in water depths to 25,000 feet. Our other specialized equipment includes ROV cable lay and maintenance equipment rated to 5,000 feet and deep tow, side scan sonar systems designed for use in 20,000 feet. Our deep tow systems have been used to locate aircraft in water depths to 14,700 feet.

   ADTECH also designs and develops specialized tools and builds
ROV systems to customer
specifications for use in deepwater and
hazardous environments.

   As part of ADTECH, Oceaneering Space and Thermal Systems ("OSTS") directs our efforts towards applying undersea technology and experience in the space industry. We have worked with the National Aeronautics and Space
Administration ("NASA") and NASA
subcontractors on a variety of projects including portable life-support systems, decompression techniques, tools and robotic systems, and standards and guidelines to ensure robotic compatibility for space station equipment and payloads. OSTS also supports NASA by producing space shuttle crew support equipment, including the design, development and fabrication of spacecraft extravehicular and intravehicular hardware and soft goods, air crew life-support equipment, mechanical and electromechanical devices and high temperature insulation. The activities of OSTS are substantially dependent on continued government funding for space programs.

MARKETING

Oilfield Marine Services. We market our oilfield marine services primarily to international and foreign national oil and gas companies.
We also provide services as a subcontractor to other oilfield service companies operating as prime contractors. Customers for these services typically award contracts on a competitive bid basis.
These contracts are typically
short-term in duration.

Offshore Field Development. We market both our mobile offshore production systems and our subsea products primarily to international and foreign national oil and gas companies, and use our Oilfield Marine Services administrative structure to identify potential business opportunities. We offer an integrated service consisting of design, engineering, project management and provision of hardware. We offer
MOPS for extended well testing, early production and development of marginal fields and prospects in areas lacking pipelines and processing infrastructure. MOPS contracts are typically awarded on a competitive basis, generally for periods of one or more years. We own two MOPS units and operate a third. We intend to add further equipment to these operations as profitable opportunities arise. We also own equipment which is capable of being converted to MOPS.

Advanced Technologies. We market our marine services and related engineering services to government agencies, major defense contractors, NASA subcontractors and telecommunications, construction and other industrial customers outside the energy sector. We also market to insurance companies, salvage associations and other customers who have requirements for specialized operations in deep water.

Major Customers. Five of our customers accounted for approximately 25%, 26% and 33% of our consolidated revenues in 1999, 1998 and 1997, respectively. No single customer accounted for more than 10% of our consolidated revenues in 1999 or 1998. One customer accounted for over 10% of our consolidated revenues in 1997, and we do not believe that the loss of any individual customer would have a material adverse effect on us.

COMPETITION

Our businesses are highly competitive.


Oilfield Marine Services. We believe we are one of five companies that provide underwater services on a worldwide basis. We compete for contracts with the other four worldwide companies and with numerous companies operating locally in various areas. Competition for underwater services historically has been based on the type of underwater equipment available, location of or ability to deploy that equipment, quality of service and price. The relative importance of these factors can vary from year to year based on market conditions.
The ability to develop improved equipment and techniques and to attract and retain skilled personnel is also an important competitive factor in our markets. The number of our competitors is inversely correlated with water depth, as less sophisticated equipment and technology is needed in shallow water. With respect to projects that require less sophisticated equipment or diving techniques, small companies have sometimes been able to bid for contracts at prices uneconomic to us.

   We believe that our ability to provide a wide range of underwater services, including technological applications in deeper water
(greater than 1,000 feet) on a worldwide basis, should enable us to compete effectively in the oilfield exploration and development market. Oil and gas exploration and development expenditures fluctuate from year to year. In particular, budgetary approval for more expensive drilling and production in deeper water or harsh environments, areas in which we believe we have a competitive advantage, may be postponed or suspended during periods when overall exploration and production spending is reduced. In some areas, our ability to obtain contracts depends on our ability to charter vessels for use as work platforms. We occasionally bid jointly with vessel owners for service contracts.

   The worldwide inspection market consists of a wide range of inspection and certification requirements in many industries. Solus
Schall competes in only selected portions of this market. We believe that our broad geographic sales and operational coverage, long history of operations, technical reputation, application of X-ray crawler pipeline radiography and accreditation to international quality standards enable us to compete effectively in our selected inspection services market segments.

   Frequently, oil and gas companies use prequalification procedures that reduce the number of prospective bidders for their projects.
In certain countries, political considerations tend to favor local contractors.

Offshore Field Development. We believe we are well positioned to compete in the offshore field development market through our ability to identify and offer optimum solutions, supply equipment, provide capital on a limited basis and utilize the expertise in associated subsea technology and offshore construction and operations gained through our extensive operational experience worldwide. We are one of many companies that offer leased MOPS units.

   Although there are many competitors offering either specialized products or operating in limited geographic areas, we believe we are one of two companies that compete on a worldwide basis for the provision of subsea control umbilical cables.

Advanced Technologies. We believe that our specialized ROV assets and experience in deepwater operations give us a competitive advantage in obtaining contracts in water depths greater than 5,000 feet. The number of our competitors is inversely correlated with water depth, due to the advanced technical knowledge and sophisticated equipment required for deepwater operations.

   Engineering services is a very broad market with a large number of competitors. We compete in specialized areas in which we can combine our extensive program management experience, engineering services and the capability to continue the development of conceptual project designs into the manufacture of prototype equipment.

   We also use the administrative and operational support structures of the Oilfield Marine Services business to identify opportunities in foreign countries and to provide additional local support for services provided to non-oil and gas customers.

SEASONALITY, BACKLOG AND RESEARCH AND DEVELOPMENT

A material amount of our consolidated revenues is generated from contracts for marine services in the Gulf of Mexico and North Sea, which are usually more active from April through November compared to the rest of the year.
However, our exit from the diving sector in the North Sea in early 1998 and the substantial number of multi-year ROV contracts we entered into since 1997 has reduced the seasonality of our Oilfield Marine Services operations. Revenues in our Offshore Field
Development and Advanced Technologies
segments are generally not seasonal.

   The amounts of backlog orders believed to be firm for Oilfield Marine Services as of March
31, 1999 and 1998 were approximately
$179 million and $180 million, respectively. Of these amounts, $102 million and $59 million, respectively, were not expected to be performed within the year following those respective dates. At March 31, 1999 and 1998, we had approximately $29 million and $51
million, respectively, in backlog for Offshore Field Development. Of these amounts, less than
$1 million and $10 million, respectively, were not expected to be performed within the year following those respective dates. At March
31, 1999 and 1998, we had approximately
$48 million and $37 million, respectively, in backlog for Advanced Technologies. Of these amounts, $8 million and $2 million, respectively, were not expected to be performed within the year following such respective dates.

   No material portion of our business is subject to renegotiation of profits or termination of contracts by the United States government.

   Our research and development expenditures were approximately
$5 million, $4 million and $4
million during 1999, 1998 and 1997,
respectively. These amounts do not include, nor are we able to determine, the expenditures by others in connection with joint research activities in which we participated or expenditures we incurred in connection with research conducted during the course of performing our operations.

REGULATION

Our operations are affected from time to time and in varying degrees by foreign and domestic political developments and foreign, federal and local laws and regulations. In particular, oil and gas production operations and economics are affected by tax, environmental and other laws relating to the petroleum industry, by changes in such laws and by constantly changing administrative regulations. Those developments may directly or indirectly affect our operations and those of our customers.

   Compliance with federal, state and local provisions regulating the discharge of materials into the environment or relating to the protection of the environment has not had a material impact on our capital expenditures, earnings or competitive position.

   While not a formal requirement, within our Oilfield Marine Services segment we maintain a quality management system covering the full range of subsea and topside services offered in the United Kingdom and Norway. Our quality management system in the United
Kingdom is certified to the British Standard BS EN ISO 9001:1994 and our Norway office is certified to the Norwegian Standard NS EN
ISO 9001:1994. Both of these standards are the equivalent of ISO 9001. The quality management systems of OIE, Multiflex-US and Multiflex-UK units of our Offshore Field Development segment are each certified to ISO 9001 for their products and services. The quality systems of both the OSTS and Oceaneering Technologies units of ADTECH are also certified to
ISO 9001.

RISKS AND INSURANCE

Our operations are subject to all the risks normally incident to offshore exploration, development and production, including claims under
U.S. maritime laws. These risks could result in damage to or loss of property, suspension of operations and injury to or death of personnel.
We insure our real and personal property and equipment. Our vessels are insured against damage or loss including war and pollution risks.
We also carry workers' compensation, maritime employer's liability, general liability, including third-party pollution, and other insurance customary in our businesses. We carry our insurance at levels of coverage and deductibles which we consider financially prudent. On some contracts, we may have certain risks for loss or damage to the customer's facilities or for unexpected weather delays, which we may cover by special insurance when we deem it advisable. In some jurisdictions, legal pleadings in personal injury actions against us may include claims for amounts of punitive damages that may not be covered by insurance.

   The primary industry that we serve, oil and gas exploration and production, is a cyclical industry and remains volatile, resulting in potentially large fluctuations in demand for our primary services, which could result in significant changes in our revenues and profits.
Although this industry continues to be our principal market, we also perform services for government agencies, and firms in the telecommunications, aerospace, and civil engineering and construction industries.

   We operate primarily as a services company under dayrate contracts. However, we also own certain specialized capital assets which, if not fully utilized, could have a negative effect on cash resources as a result of continuing fixed operating costs and reduced revenues.

   We conduct a significant part of our operations outside the United States. For the years ended
March 31, 1999, 1998 and 1997,
foreign operations accounted for 48%, 51% and 58% of our consolidated revenues, respectively.
Foreign operations are subject to
additional political and economic uncertainties, including the possibility of repudiation of contracts and confiscation of property, fluctuations in currency exchange rates, limitations on repatriation of earnings and foreign exchange controls. Certain of the countries in which we operate have enacted exchange controls to regulate foreign currency exchange.
Exchange controls in some of the countries in which we operate provide for conversion of local currency into foreign currency for payment of debts, equipment rentals, technology transfer, technical assistance and other fees or repatriation of capital. Transfers of profits and dividends can be restricted or limited by exchange controls. Typically, we are able to limit the currency risks by arranging compensation in United States dollars or freely convertible currency and, to the extent possible, limiting acceptance of blocked currency to amounts which match our expense requirements in local currencies.

EMPLOYEES

As of March 31, 1999, we had approximately 2,600 employees. Our work force varies seasonally and peaks during the summer months.
Approximately 3% of our employees are represented by unions. We consider our relations with our employees to be satisfactory.

Foreign and Domestic Operations and Export Sales

The table presenting revenues and assets attributable to each of our geographic areas for the years
1999, 1998 and 1997 is incorporated
herein by reference from Note 6 of the Notes to Consolidated
Financial Statements.

ITEM 2. PROPERTIES.

See Item 1 - "Business - Description of Business - Oilfield
Marine Services, Offshore Field
Development and Advanced Technologies" for a description of equipment and manufacturing facilities used in providing our services and products.

We maintain office, shop and yard facilities in various parts of the world to support our operations. We consider these facilities, described below, to be suitable for their intended use. In these locations, we typically lease or own office facilities for our administrative and engineering staff, shops equipped for fabrication, testing, repair and maintenance activities and warehouses and yard areas for storage and mobilization of equipment to work sites. All sites are available to support any of our business segments as the need arises. The groupings which follow associate our significant offices with the primary business segment they serve.

Oilfield Marine Services. The largest location is in Morgan City, Louisiana and consists of ROV manufacturing and training facilities, open and covered storage space and offices. The Morgan City facilities primarily support operations in the United States. The regional support offices for our North Sea and Southeast Asia operations are located in Aberdeen,
Scotland and Singapore, respectively. We also have operational bases in various other locations, the most significant of which are in the United
Arab Emirates, Nigeria and Norway.

Offshore Field Development. We use workshop and office space in Houston, Texas in our
Offshore Field Development business
segment. Our manufacturing facilities are located in the Houston, Texas, Edinburgh, Scotland and Rio de Janeiro, Brazil areas.
Operations of the FPSO OCEAN PRODUCER and PB SAN JACINTO are supported through our Oilfield
Marine Services regional offices in
Aberdeen and Singapore, respectively.

Advanced Technologies. ADTECH's primary facilities are offices and workshops in Upper
Marlboro, Maryland, which support our
services for the U.S. Navy and our commercial theme park animation activities. We also maintain facilities in Houston, Texas which primarily support OSTS and our subsea telecommunications installation activities.

ITEM 3. LEGAL PROCEEDINGS.

In the ordinary course of business, we are subject to actions for damages alleging personal injury under the general maritime laws of the United States, including the Jones Act, for alleged negligence. We report actions for personal injury to our insurance carriers and believe that the settlement or disposition of such suits will not have a material effect on our financial position or results of operations. The information set forth under "Commitments and Contingencies - Litigation" in Note 5 of the Notes to Consolidated Financial Statements is incorporated herein by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the year ended March 31, 1999.

ITEM 4A.  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT.

Executive Officers. The following information relates to our executive officers as of June 1, 1999:

NAME                  AGE  POSITIONS            OFFICER SINCE  EMPLOYEE SINCE

John R. Huff          53   Chairman of the Board and  1986      1986
                           Chief Executive Officer

T. Jay Collins        52   President and
                           Chief Operating Officer    1993      1993


Marvin J. Migura      48   Senior Vice President and  1995      1995
                           Chief Financial Officer


Bruce L. Crager       46   Senior Vice President      1988      1988


M. Kevin McEvoy       48   Senior Vice President      1990      1979


George R. Haubenreich, Jr.
                      51   Senior Vice President,     1988      1988
                           General Counsel and Secretary


John L. Zachary       45   Controller and Chief       1998      1988
                           Accounting Officer

Each executive officer serves at the discretion of our Chief
Executive Officer and our Board of
Directors and is subject to reelection or reappointment each year after the annual meeting of shareholders.
Oceaneering does not know
of any arrangement or understanding
between any of the above persons and any other person or persons pursuant to which he was selected or appointed as an officer.

Family Relationships. There are no family relationships between any director or executive officer.

Business Experience. John R. Huff joined Oceaneering as a director, President and Chief
Executive Officer in 1986.  He was elected
Chairman of the Board in August 1990. He served from 1980 until 1986 as Chairman and
President of Western Oceanic Inc., the offshore drilling subsidiary of The Western Company of North America. He is a director of BJ Services
Company, Suncor Energy Inc. and Triton
Energy Limited.

T. Jay Collins, President and Chief Operating Officer, joined Oceaneering in October 1993 as
Senior Vice President and Chief Financial
Officer.  In May 1995, he was appointed Executive Vice President
- Oilfield Marine Services and
held that position until attaining his
present position in November 1998. From 1986 to 1992 he was with Teleco Oilfield Services,
Inc., most recently as Executive Vice
President of Finance and Administration and previously as Senior Vice President of Operations.
Prior to that, he spent twelve years with Sonat, Inc., serving as Senior Vice President of Finance of Sonat Offshore Drilling and President of Houston Systems Manufacturing. He is a director of Friede Goldman International Inc.

Marvin J. Migura, Senior Vice President and Chief Financial
Officer, joined Oceaneering  in
May 1995.  From 1975 to 1994 he held
various financial positions with Zapata Corporation, then a diversified energy services company, most recently as Senior Vice President and Chief Financial Officer from 1987 to 1994.

Bruce L. Crager, Senior Vice President, joined Oceaneering in 1988 as Vice President -
Offshore Production Systems. Since 1994, he also has had responsibility for various subsea product groups.
He was appointed Senior Vice
President - Production Systems in May 1997.
From 1983 until 1988 he held various positions, including General Manager, with Hughes
Offshore which merged with Vetco Gray during this period. Prior to that he spent three years with Seaflo Systems and five years with The
Offshore Company.

M. Kevin McEvoy, Senior Vice President, joined Oceaneering  in
1984 when we acquired Solus
Ocean Systems, Inc. ("SOSI").  Since
1984, he has held various senior management positions in each of our operating groups and geographic areas. He was appointed a Vice
President in 1990 and Senior Vice President in November 1998.
Prior to joining SOSI, he spent
four years in the U.S. Navy as a salvage and diving officer.

George R. Haubenreich, Jr., Senior Vice President, General
Counsel and Secretary, joined
Oceaneering in 1988. From 1979 until 1988, he held various legal positions with The Coastal Corporation, a diversified energy company, his last being Senior Staff Counsel. From 1974 until 1979, he was an attorney with Exxon Company, U.S.A.

John L. Zachary, Controller and Chief Accounting Officer, joined
Oceaneering  in 1988 as
Controller for the Advanced Technologies and MOPS divisions. From 1993 until 1998, he was Controller for the Americas Region and was appointed to his present position in October
1998. He has over 20 years of finance and accounting-related experience.


                               PART II



   ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                        STOCKHOLDER MATTERS.

Oceaneering's Common Stock, par value $0.25 per share, is listed on the New York Stock
Exchange (symbol OII). The following table sets forth, for the periods indicated, the high and low sales prices for Oceaneering's Common
Stock as reported on the New York Stock
 Exchange (consolidated transaction reporting system) (the"NYSE"):

                            Fiscal 1999           Fiscal 1998
                          High       Low        High       Low
For the quarter ended:
          June 30       $ 24      $ 17 3/8    $ 18 7/8   $ 14
          September 30    18 1/8     8 3/4      24 7/8     18 5/16
          December 31     15 3/4    10 11/16    27 5/16    17 3/16
          March 31        15 3/4     9 1/2      20 3/16    15 3/16

   On May 28, 1999, there were 544 holders of record of our Common Stock. On that date, the closing sales price, as quoted on the NYSE, was $15 7/16. We have not made any Common Stock dividend payments since 1977 and we currently have no plans to pay cash dividends. Our credit agreements contain restrictions on the payment of dividends. See Note 3 to Notes to Consolidated Financial Statements.

ITEM 6.  SELECTED FINANCIAL DATA.

Results of Operations:
                            Years Ended March 31,
                  (in thousands, except per share figures)
                          1999       1998        1997       1996      1995
Revenues                $400,322   $358,121    $368,773   $289,506  $239,936
Cost of services (1)     314,638    282,830     290,801    234,731   190,772
Gross margin              85,684     75,291      77,972     54,775    49,164
Selling, general and
administrative expenses   41,328     39,009      36,363     34,589    36,410
Income from operations  $ 44,356   $ 36,282    $ 41,609   $ 20,186  $ 12,754
Net income              $ 25,707   $ 22,001    $ 19,445   $ 12,357  $  5,496
Diluted earnings per share  1.12       0.93        0.81       0.53      0.23
Depreciation and
amortization (2)          29,961     23,176      32,687     20,567    16,232
Capital expenditures     102,014     94,413      79,599     57,171    32,057

Other Financial Data:

                                      As of March 31,
                               (in thousands, except ratios)
                          1999        1998        1997      1996       1995
Working capital ratio     1.47        1.52        1.55      1.62       1.44
Cash and cash
equivalents            $  8,367    $  9,064   $  23,034  $  9,351   $ 12,865
Working capital          41,398      44,890      52,962    42,427     23,106
Total assets            387,343     316,543     268,255   256,096    187,752
Long-term debt          100,312      54,626       --       48,000      9,472
Total debt              100,618      54,919       --       48,183      9,590
Shareholders' equity    179,439     160,322     156,334   127,098    115,140

(1) 1997 includes a $25,047 gain on the disposition of FPSO, a $7,980 impairment adjustment and a $7,980 provision for special drydocking.

(2) 1997 includes a $7,980 impairment adjustment.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION
AND
RESULTS OF OPERATION.

All statements in this Form 10-K, other than statements of
historical facts, including, without
limitation, statements regarding our business
strategy, plans for future operations and industry conditions, are forward-looking statements
made pursuant to the safe harbor provisions
of the Private Securities Litigation Reform Act of 1995.  We use
a variety of internal and
external data and management judgment in order
to develop such forward-looking information.   Although we
believe that the expectations
reflected in such forward-looking statements are reasonable, because of the inherent limitations in the forecasting process, as well as the relatively volatile nature of the industry in which we operate, we can give no assurance that those expectations will prove to have been correct.
Accordingly, evaluation of our future
prospects must be made with caution when relying on forward-looking information.

Liquidity and Capital Resources

We consider our liquidity and capital resources adequate to support our operations and internally generated growth initiatives. At March
31, 1999, we had working capital of $41 million, including $8 million of unrestricted cash.
Additionally, we had all of our $80 million credit facility available and $20 million was unused under uncommitted lines of credit.

   We expect operating cash flow to meet our ongoing annual cash requirements, including debt service. Net income plus depreciation and amortization (commonly referred to as cash flow from operations) was $56 million for 1999 compared to $45 million and $52 million for 1998 and 1997, respectively.

   Working capital at the end of 1999 was $41 million, compared to $45 million at the end of 1998 and $53 million at the end of 1997.
The cash flow and higher working capital in 1997 included the results of the disposition of the FPSO ZAFIRO PRODUCER.

   Capital expenditures for the years ended March 31, 1999, 1998 and 1997 were $102 million,
$94 million and $80 million,
respectively. Capital expenditures in 1999 consisted of additions to our ROV fleet, construction costs for the two dynamically positioned multiservice support vessels ("MSVs"), one of which was in progress at March 31, 1999, a new umbilical plant in Brazil and the relocation and upgrading of the umbilical plant in Scotland.

   Capital expenditures in 1998 consisted of additions to our ROV fleet, construction costs for the two MSVs in progress, the purchase of a production barge operating in Southeast Asia, a tanker for possible future conversion to production systems use, two out-of-service offshore rigs for potential conversion to production systems or alternative service, and expenditures on leasehold improvements related to the relocation and consolidation of some of our office and workshop facilities in the U.S. Capital expenditures in 1997 included $38 million to complete the conversion of the ZAFIRO PRODUCER. Other expenditures consisted of additions to our ROV fleet and the purchase of two support vessels.

   Commitments for capital expenditures at the close of 1999 totaled approximately $13 million for completion of MSV construction and subsea product manufacturing facilities expansion.

   In 1996, we contracted with a major oil company to provide an FPSO under a dayrate lease arrangement with an initial term of three years which commenced on delivery of the FPSO in August 1996. We purchased and converted an existing crude oil tanker into the FPSO
ZAFIRO PRODUCER at a capital cost of $68 million. The contract provided the customer with the option to purchase the vessel and terminate the lease at any time during the initial three-year period and the customer exercised its purchase option in December 1996. We used part of the proceeds to repay the debt we incurred in converting the vessel.

   In April 1997, we approved a plan to purchase up to a maximum of 3 million shares of our Common Stock and 2.2 million shares were purchased under this plan through March 31, 1999, at a total cost of $32 million. We expect to fund any additional purchases from existing resources and operating cash flows.

   At March 31, 1999, we had long-term debt of $100 million which equated to a 36% debt to total capitalization ratio. In September
1998, we issued $100 million of 6.72% Senior Notes. We used the proceeds to repay the then outstanding indebtedness under our prior revolving credit facility, which had been incurred in the funding of capital expenditures and treasury stock purchases. In October 1998, we replaced that revolving credit agreement with a new five-year $80 million revolving credit facility. Our debt to total capitalization ratio will vary from time to time depending primarily upon the level of capital spending.

   Because of our significant foreign operations, we are exposed to currency fluctuations and exchange risks. We generally minimize these risks primarily through matching, to the extent possible, revenues and expenses in the various currencies in which we operate.
However, due to the weakness in certain Asian currencies during 1998, we recognized $1.0 million of losses as Other Expense.
Cumulative translation adjustments as of March 31, 1999 relate primarily to our permanent investments in and loans to our foreign subsidiaries. Inflation has not had a material effect on us in the past two years and no such effect is expected in the near future.

   See Item 1 - "Business - Description of Business - Risks and
Insurance".

Results of Operations

Our revenues were $400 million for 1999 compared to $358 million for 1998 and $369 million for 1997. Our gross margins were $86 million for 1999 compared to $75 million for 1998 and $78 million for 1997. Our gross margin for 1997 included a gain on disposal of the FPSO ZAFIRO PRODUCER of $25 million, an impairment adjustment of $8 million and a provision for special drydocking of $8 million.
As a percentage of revenue, gross margin for each of the three years was 21%. Our net income in 1999 was $25.7 million, an increase of 17% over our net income of $22.0 million in 1998, which was over 13% higher than the $19.4 million we reported for 1997.

   Information on our business segments is shown in Note 6 of the Notes to Consolidated
Financial Statements.

Oilfield Marine Services.

Revenues for our Oilfield Marine Services segment for 1999 were $198 million compared to
$182 million in 1998 and $176 million in 1997. This segment's income from operations for 1999 increased to $18.0 million compared to
$16.3 million in 1998 and $1.9 million in 1997.

   During 1997, in response to (1) continued increasing demand to support deepwater drilling and
(2) identified future construction and
production maintenance work, we extended our ROV fleet expansion program by announcing plans for over 30 additional new ROVs.
These new vehicles are designed for use around the world in water depths to 10,000 feet and in severe weather conditions. This expansion program was further extended in 1998 with our announcement of plans to construct an additional
25 new ROVs.  We have added over 50
ROVs to our fleet during the last three years and we plan to add additional vehicles at a rate dependent on market demand.

   In 1997, we decided to discontinue offering diving services in the North Sea. Based on a review of actual and expected operating results, we concluded that we would generate greater returns by focusing on other business lines in the North Sea area. In March 1997 we entered into an agreement to sell our North Sea diving assets, including a diving support vessel
("DSV"). The sale closed in April 1997, and the sales proceeds approximated the net book value of the assets sold. We continue to provide diving services in other areas.

   The table below sets out revenues and profitability for the Oilfield Marine Services segment for
1999, 1998 and 1997.


                          For the Years Ended March 31,
     (dollars in thousands)     1999        1998         1997
     Revenues                 $197,752    $181,800     $176,395
     Gross Margin               42,438      40,064       24,139
     Gross Margin %                 21%         22%          14%

     Operating Income           18,003      16,263         1,853
     Operating Income %              9%          9%            1%


   For 1999, Oilfield Marine Services segment revenues increased
9% due to the expansion of the
ROV fleet and improved demand for
diving services. Margins improved in line with the volume increase as margin percentages remained flat. The increases were partially offset by decreases in revenue and gross margins from survey services.

   For 1998, increased revenues in the U.S. were partially offset by lower revenues in the North
Sea, which was impacted by our exit
from the diving business in that market, resulting in an overall 3% increase in revenues. Gross margins increased to 22% in 1998 compared to 14% in 1997. Gross margins in 1997 were reduced by an impairment adjustment of
$8.0 million which was made to reduce
the carrying value of the DSV we sold in March 1997. Excluding the impairment adjustment, gross margin was 18% in 1997. The increase for 1998 reflected continued strong demand for ROV services. Additionally, diving profits improved on lower revenues.

   We anticipate improved revenues and margins in 2000 for the Oilfield Marine Services segment from the continued expansion of the ROV fleet and an increased contribution from the MSV Ocean
Intervention, which we placed
in service in November 1998.

Offshore Field Development.

Our Offshore Field Development segment includes FPSO ownership and operations, engineering, design and project management services for other MOPS-related work, and subsea products.

   The table below sets out revenues and profitability for this segment for 1999, 1998 and 1997.


                        For the Years Ended March 31
       (dollars in thousands)        1999           1998          1997
       Revenues                    $103,583       $ 90,508      $101,028
       Gain on disposition of FPS     --              --          25,047
       Gross Margin                  25,319         15,981        36,861
       Gross Margin %                    24%            18%           36%

       Operating Income              15,610          7,595        30,242
       Operating Income %                15%             8%           30%

   Revenues and margins for 1999 were higher as a result of increased product sales and MOPS operations, including a full fiscal year of results from a production barge we purchased in December 1997.

   Revenues and margins for 1998 were lower than 1997 as a result of the sale of the FPSO ZAFIRO
PRODUCER, partially offset by higher
project management revenues and product sales. Revenues and margins for 1997 include the results of operations for the ZAFIRO PRODUCER prior to its purchase by the customer. During 1997, we completed conversion of a crude oil tanker into an FPSO, the ZAFIRO PRODUCER, which was delivered to a customer offshore West Africa in August 1996 under a three-year contract. The customer had an option to purchase the vessel at any time during the three-year contract period and elected to do so in December 1996. We recognized a gain of $25.0 million on the disposition of this asset. We continue as a member of the customer's integrated team to operate and enhance the production facilities of the FPSO.

   In December 1997, we purchased a production barge which is contracted for work offshore
Indonesia until October 1999.  We also
own a tanker and four out-of-service offshore rigs that we are marketing for production systems or other alternative uses.

   Our first FPSO, the OCEAN PRODUCER, continued to work offshore
West Africa under a four-year
contract expiring in January 2000.
During 1997, we determined that substantial repairs would be necessary to maintain the unit in operating condition in compliance with regulatory requirements. These repairs required a special drydocking which was completed in
1998.  We recorded an $8.0 million
provision in 1997, which reduced gross margin by 8%.

   During 2000, we expect a slightly lower gross margin from the Offshore Field Development segment, with a decline in engineering and project management-related work being offset by higher revenues and margins from increased umbilical sales.

   We intend to continue to invest in other MOPS assets as profitable opportunities arise.

Advanced Technologies.

The table below sets out revenues and profitability for this segment for 1999, 1998 and 1997.


                                   For the Years Ended March 31,
       (dollars in thousands)          1999       1998      1997
       Revenues                       $98,987    $85,813   $91,350
       Gross Margin                    17,927     19,246    16,972
       Gross Margin %                      18%        22%       19%

       Operating Income                10,743     12,424     9,514
       Operating Income %                  11%        14%       10%

   Revenues for this segment in 1999 increased from higher activity in subsea telecommunications cable services and the design and assembly of large, dynamic, animated figures for theme parks.
Margins for this segment in 1999
declined due to lower profitability from search and recovery projects and space-related product and service activities.

   Revenues for this segment in 1998 declined as a result of lower telecommunications and civil projects compared to 1997, partially offset by higher engineering services activity. Gross margins for this segment improved in 1998 compared to 1997 reflecting improved profitability on search and recovery operations and higher demand for engineering services.

   We anticipate improved results from ADTECH in the next fiscal year based on increased subsea telecommunications cable activity, increased work for the U.S. Navy and improved profitability in OSTS.

Other. Our interest income declined in 1998 compared to 1997 as a result of lower cash balances available for investment. Interest expense increased in 1999 compared to 1998 as a result of our increased borrowings to fund capital expenditures. Interest expense declined in 1998 as a result of lower average borrowings and lower interest rates. Interest expense is net of capitalized interest of $2.5 million for 1999, $800,000 for 1998 and $1.1 million for 1997.

   Our effective tax rate was 38%, 38% and 53% in 1999, 1998 and 1997, respectively. The rate for 1997 was higher as a result of provisions made for asset impairment and a special drydocking in our United Kingdom subsidiary, where we derive no tax benefit as we already have net operating loss carryforwards ("NOLs").

Year 2000.   The Year 2000 ("Y2K") issue is the result of using
computer programs which were
written using two digits rather than four to define the applicable year. Programs that have date-sensitive software may recognize "00" as the year 1900 rather than the year 2000.
The problem can arise in computer programs and in equipment with embedded processors.

We have conducted a review of our computer systems to identify the potential areas of risk and have contacted vendors and customers with whom we have a significant business relationship to assess their progress with regard to Y2K readiness. We are continuing our review of both internal and third-party systems, but based on current information, we are not aware of any Y2K issues which would have a material impact on our business.

Much of our computer hardware and software has been replaced in recent years with Y2K compliant hardware and software as part of regular system and equipment upgrades. Costs incurred have not been material and we do not expect the final cost of compliance to have a material effect on our financial position, results of operations or liquidity.

We rely on the representations and public statements of key third parties and, although there is currently no indication that these parties will fail to achieve Y2K compliance, there can be no assurance that such failures will not occur or that we will not experience Y2K problems.

We expect to complete our review of systems considered critical during the first quarter of fiscal
2000, will continue to monitor those
systems thereafter, and will develop contingency plans as necessary.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
RISK.

We are currently exposed to certain market risks arising from transactions we have entered into in the normal course of business. These risks relate to interest rate changes and fluctuations in foreign exchange rates. We do not believe these risks are material. We manage our exposure to interest rate changes through the use of a combination of fixed and floating rate debt.
See Note 3 to Consolidated Financial
Statements for a description of our long-term debt agreements, interest rates and maturities. We believe that significant interest rate changes will not have a material near-term impact on our future earnings or cash flows. We manage our exposure to changes in foreign exchange rates primarily through arranging compensation in U.S. dollars or freely convertible currency and, to the extent possible, by limiting compensation received in other currencies to amounts necessary to meet obligations denominated in those currencies. We believe that a significant fluctuation in the foreign exchange rates would not have a material near-term effect on our future earnings or cash flows.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

In this report, the consolidated financial statements and supplementary data of the Company appear in Part IV, Item 14 and are hereby incorporated by reference. See Index to Financial Statements and Schedules.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING
AND FINANCIAL DISCLOSURE.

Not Applicable.

                                     PART III



    ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information with respect to the directors and nominees for election to our Board of Directors is incorporated by reference from our definitive proxy statement relating to our 1999 Annual Meeting of Shareholders to be filed on or before July 29, 1999 pursuant to Regulation 14A under the Securities Exchange Act of 1934. The information with respect to our executive officers is provided under Item
          4A of Part I of this Annual Report on Form 10-K.

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

        2.   Exhibits:
                                      Registration
                                      or File   Form or  Exhibit     Exhibit
                                      Number    Report   Date        Number
3   Articles of Incorporation and By-laws
*3.01  Certificate of Incorporation,
as amended                            0-8418    10-K     March 1988  3(a)
*3.02  By-laws, as amended            0-8418    10-K     March 1987  3(b)
*3.03  Amendment to Certificate
of Incorporation                      33-36872  S-8      Sept. 1990  4(b)
*3.04  Amendment to By-laws           0-8418    10-K     March 1991  3(d)
*3.05  Amendment to By-laws           1-10945    8-K     Nov. 1992   2
4      Instruments defining the rights
       of security holders,
       including indentures
*4.01  Specimen of Common Stock
Certificate                           1-10945   10-K     March 1993  4(a)
*4.02  Shareholder Rights Agreement
dated November 20, 1992               1-10945    8-K     Nov. 1992   1
*4.03  Note Purchase Agreement dated
as of September 8,1998 relating to
$100,000,000 6.72% Senior Notes due
September 8, 2010                     1-10945   10-Q     Sept. 1998  4.01
*4.04  Loan Agreement ($80,000,000
Revolving Credit Facility) dated as
of October 23, 1998                   1-10945   10-Q     Sept. 1998  4.02
10     Material contracts
*10.01+ Oceaneering Retirement
Investment Plan, as amended           1-10945   10-K     March 1996  10.02
*10.02+ Employment Agreement dated
August 15, 1986 between
John R. Huff and Oceaneering          0-8418    10-K     March 1987  10(l)
*10.03+ Addendum to Employment
Agreement dated February 22, 1996
between John R. Huff and Oceaneering  1-10945   10-K     March 1997  10.04
*10.04+ 1987 Incentive and Non-Qualified
Stock Option Plan                     33-16469  S-1      Sept. 1987  10(o)
*10.05+ Oceaneering International,
Inc. Special Incentive Plan           33-16469  S-1      Sept. 1987  10(n)
*10.06+ Senior Executive Severance Plan,
as amended                            0-8418    10-K     March 1989  10(k)
*10.07+ Supplemental Senior Executive
Severance Agreements, as amended      0-8418    10-K     March 1989   10(l)
*10.08+ Oceaneering International, Inc.
Executive Retirement Plan, as amended 1-10945   10-K     March 1995   10.08
*10.09+ 1990 Long-Term Incentive Plan 33-36872  S-8      Sept. 1990   4(f)
*10.10+ 1990 Nonemployee Directors
Stock Option Plan                     33-36872  S-8      Sept. 1990   4(g)
*10.11+ Indemnification Agreement
between Registrant and its Directors  0-8418    10-Q     Sept. 1991   10(a)
*10.12+ 1993 Restricted Stock Award
Incentive Agreements                  1-10945   10-K     March 1994   10(q)
*10.13+ 1993 Restricted Stock Award
Incentive Agreement                   1-10945   10-K     March 1996   10.16
*10.14+ 1996 Incentive Plan of
Oceaneering International, Inc.       1-10945   10-Q     Sept. 1996   10.02
*10.15+ 1996 Restricted Stock Award
Incentive Agreements dated
August 23, 1996.                      1-10945   10-Q     Sept. 1996   10.03
*10.16+ 1997 Bonus Restricted Stock
Award Agreements dated April 22, 1997 1-10945   10-K     March 1997   10.20
*10.17+ Amendment No. 1 to the Oceaneering
Retirement Investment Plan            1-10945   10-Q     Sept. 1996   10.01
 10.18+ 1999 Bonus Award Plan
 10.19+ Amendment No. 1 to 1990 Nonemployee
Director Stock Option Plan
 10.20+ 1998 Bonus Restricted Stock
Award Agreements
21      Subsidiaries of the Registrant
23      Consent of Independent Public Accountants
24      Powers of Attorney
27      Financial Data Schedule

   * Indicates exhibit previously filed with the Securities and Exchange Commission as indicated and incorporated herein by reference.

   + Indicates management contract or compensatory plan or arrangement required to be filed as an Exhibit pursuant to the requirements of Item 14(c) of this Annual Report on Form 10-K.

   (b)   Reports on Form 8-K.
         The registrant filed no reports on Form 8-K during the last quarter of the period covered by this report.

                             SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             OCEANEERING INTERNATIONAL, INC.


Date:  June 28, 1999         By: JOHN R. HUFF
                                 John R. Huff
                                 Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     Signature             Title                            Date


    //s// JOHN R. HUFF     Principal Executive Officer,     June 28, 1999
    John R. Huff           Director



    //s// MARVIN J. MIGURA Senior Vice President,           June 28, 1999
    Marvin J. Migura       Principal Financial Officer


   //s//  JOHN L. ZACHARY  Controller, Principal            June 28, 1999
   John L. Zachary         Accounting Officer

   CHARLES B. EVANS*       Director
   DAVID S. HOOKER*        Director
   D. MICHAEL HUGHES*      Director
   HARRIS J. PAPPAS*       Director


   *By: //s// GEORGE R. HAUBENREICH, JR.                     June 28, 1999
   George R. Haubenreich, Jr.
   Attorney-in-Fact

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES


Index to Financial Statements

Report of Independent Public Accountants

Consolidated Balance Sheets

Consolidated Statements of Income

Consolidated Statements of Cash Flows

Consolidated Statements of Shareholders' Equity

Notes to Consolidated Financial Statements

Selected Quarterly Financial Data


Index to Schedules

All schedules for which provision is made in the applicable regulations of the Securities and
Exchange Commission have been omitted
because they are not required under the relevant instructions or because the required information is included in the financial statements included herein or in the related footnotes thereto.



REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Oceaneering International, Inc.:

We have audited the accompanying consolidated balance sheets of Oceaneering International,
Inc. (a Delaware corporation) and
subsidiaries as of March 31, 1999 and 1998, and the related consolidated statements of income, cash flows and shareholders' equity for each of the three years in the period ended March 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Oceaneering International, Inc. and subsidiaries as of March 31,
1999 and 1998, and the results
of their operations and their cash flows for each of the three years in the period ended March 31, 1999, in conformity with generally accepted accounting principles.


ARTHUR ANDERSEN LLP



Houston, Texas
May 14, 1999

CONSOLIDATED BALANCE SHEETS


(in thousands, except share data)    March 31, 1999        March 31, 1998

ASSETS
Current Assets:
    Cash and cash equivalents         $    8,367           $   9,064
    Accounts receivable, net of
      allowances for doubtful accounts
      of $398 and $240                   103,838             114,923
    Prepaid expenses and other            16,859               7,077

      Total current assets               129,064             131,064

Property and Equipment, at cost:
    Marine services equipment            285,964             221,311
    Mobile offshore production equipment  53,808              52,856
    Other                                 72,960              44,542
                                         412,732             318,709

    Less accumulated depreciation        170,993             149,874
        Net property and equipment       241,739             168,835

Investments and Other Assets:
    Goodwill, net of amortization
     of $5,478 and $4,490                  9,426              10,414
    Other                                  7,114               6,230
Total Assets                            $387,343            $316,543


LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Accounts payable                    $  23,481           $ 26,071
    Accrued liabilities                    54,608             51,385

    Income taxes payable                    9,271              8,425

    Current portion of long-term debt         306                293

    Total current liabilities              87,666             86,174

Long-term Debt, net of current portion    100,312             54,626
Other Long-term Liabilities                19,926             15,421

Commitments and Contingencies

Shareholders' Equity:
   Common Stock, par value $0.25 per share;
       90,000,000 shares authorized;
       24,017,046 shares issued             6,004             6,004
   Additional paid-in capital              82,421            81,442
   Treasury stock; 1,653,922 and
       1,075,303 shares at cost           (22,803)          (17,634)
   Retained earnings                      123,709            98,002

   Accumulated other comprehensive income  (9,892)           (7,492)

   Total shareholders' equity              179,439           160,322
Total Liabilities and Shareholders' Equity$387,343          $316,543


The accompanying Notes are an integral part of these Consolidated
Financial Statements.
CONSOLIDATED STATEMENTS OF INCOME

                                        For the Years Ended March 31,
(in thousands, except per share data)   1999         1998          1997

Revenues                                $400,322     $358,121      $368,773

Gain on Disposition of FPSO                 --           --          25,047

Cost of Services                         314,638      282,830       299,888

Impairment Adjustment and Provision for
Special Drydocking                          --           --          15,960

Selling, General and
Administrative Expenses                  41,328        39,009        36,363

    Income from operations               44,356        36,282        41,609

Interest Income                             846           877         1,358

Interest Expense, Net                    (3,425)         (637)       (2,048)

Other Income (Expense), Net                (447)         (886)          (15)

Minority Interests                          163           (41)          390

    Income before income taxes           41,493        35,595        41,294

Provision for Income Taxes              (15,786)      (13,594)      (21,849)

Net Income                             $ 25,707      $ 22,001       $ 19,445

Basic Earnings per Share                 $ 1.13       $  0.95        $  0.82

Diluted Earnings per Share               $ 1.12       $  0.93        $  0.81

Weighted average number of
common shares                            22,708        23,233         23,651

Incremental shares from stock options       180           313            303

Weighted average number of common shares
and equivalents                           22,888       23,546         23,954


The accompanying Notes are an integral part of these Consolidated
Financial Statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS


                                   For the Years Ended March 31,
(in thousands)
                                   1999          1998             1997

Cash Flows from Operating Activities:

    Net income                   $ 25,707      $ 22,001         $ 19,445
    Adjustments to reconcile net income to net
       cash provided by operating activities:
   Gain on dispositions of property
       and equipment                 --            --            (29,605)

   Depreciation and amortization   29,961        23,176           24,707
   Impairment adjustment             --            --              7,980
   Currency translation
      adjustments and other        (3,067)        5,090            1,718
   Decrease (increase) in
      accounts receivable          11,085         5,172          (23,704)
   Increase in prepaid expenses
      and other current assets     (9,782)       (1,399)            (945)
   Increase in other assets          (571)          (85)            (271)
   Increase (decrease) in
      accounts payable             (2,590)       (1,068)           1,825
   Increase (decrease) in
      accrued liabilities           3,223        (6,798)          22,360

   Increase (decrease) in
      income taxes payable            849          (792)           3,826
   Increase (decrease) in
      other long-term liabilities   4,505          (655)           3,126
   Total adjustments to net income 33,613        22,641           11,017

Net Cash Provided by Operating
Activities                         59,320        44,642           30,462

Cash Flows from Investing Activities:

   Purchases of property
      and equipment              (102,014)      (94,413)         (79,599)
   Dispositions of property
      and equipment                 2,207          --            108,253
   Decrease (increase)
      in investments                1,058          --               (926)

Net Cash (Used in) Provided by
   Investing Activities           (98,749)      (94,413)          27,728

Cash Flows from Financing Activities:
   Proceeds from long-term
      borrowings, net of costs     98,537        54,626           33,000
   Payments on revolving credit
      and other long-term debt    (54,301)         --            (81,000)
   Proceeds from issuance of
      common stock                  3,026         4,515            3,493
   Purchases of treasury stock     (8,530)      (23,340)             --

Net Cash Provided by (Used in)
   Financing Activities            38,732         35,801         (44,507)

Net Increase (Decrease) in Cash
   and Cash Equivalents              (697)       (13,970)         13,683

Cash and Cash Equivalents -
   Beginning of Year                9,064         23,034           9,351

Cash and Cash Equivalents -
   End of Year                   $  8,367       $  9,064         $ 23,034



The accompanying Notes are an integral part of these Consolidated
Financial Statements.


CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                         For the Years Ended March 31, 1999, 1998 and 1997

                                                 Additional                          Cumulative
                           Common Stock Issued    Paid-in      Treasury   Retained   Translation
(in thousands)             Shares       Amount    Capital      Stock      Earnings   Adjustment   Total
Balance, March 31, 1996    24,017      $6,004     $81,921      $ (6,976)  $ 56,556   $(10,407)    $127,098

Comprehensive Income:
  Net Income                   --          --          --            --     19,445         --       19,445
  Translation adjustments      --          --          --            --         --      4,569        4,569
Total Comprehensive Income     --          --          --            --     19,445      4,569       24,014
Restricted Stock issued        --          --      (2,797)        2,797         --         --           --
Stock options exercised        --          --         577         2,264         --         --        2,841
Restricted Stock plan
  compensation expense         --          --       1,452            --         --         --        1,452
Treasury Stock issued
  to Company Benefit
  Plan, at average cost        --          --          --           929         --         --          929

Balance, March 31, 1997    24,017       6,004      81,153          (986)    76,001     (5,838)     156,334

Comprehensive Income:
  Net Income                   --          --          --            --     22,001         --       22,001
  Translation adjustments      --          --          --            --         --      (1,654)     (1,654)
Total Comprehensive Income     --          --          --            --     22,001      (1,654)     20,347
Restricted Stock issued        --          --        (641)          496         --          --        (145)
Stock options exercised        --          --        (587)        4,626         --          --       4,039
Restricted Stock plan
  compensation expense         --          --       1,517            --         --          --       1,517
Treasury Stock purchases       --          --          --       (23,340)        --          --     (23,340)
Treasury Stock issued
  to Company Benefit
  Plan, at average cost        --          --          --         1,570         --          --       1,570

Balance, March 31, 1998    24,017       6,004      81,442       (17,634)    98,002      (7,492)    160,322

Comprehensive Income:
  Net Income                   --          --          --            --     25,707          --      25,707
  Translation adjustments      --          --          --            --         --      (2,400)     (2,400)
Total Comprehensive Income     --          --          --            --     25,707      (2,400)     23,307
Restricted Stock issued        --          --        (289)          289         --          --          --
Stock options exercised        --          --         (42)          250         --          --         208
Restricted Stock plan
  compensation expense         --          --       1,310            --         --          --       1,310
Treasury Stock purchases       --          --          --        (8,530)        --          --      (8,530)
Treasury Stock issued
  to Company Benefit
  Plan, at average cost        --          --          --         2,822         --          --       2,822

Balance, March 31, 1999    24,017      $6,004     $82,421      $(22,803)  $123,709    $ (9,892)   $179,439

The accompanying Notes are an integral part of these Consolidated
Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF MAJOR ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Oceaneering International, Inc., and its 50% or more owned and controlled subsidiaries ("Oceaneering"). Oceaneering accounts for its investments in unconsolidated affiliated companies under the equity method. All significant intercompany accounts and transactions have been eliminated.

Unless the context indicates otherwise, references to years indicate Oceaneering's fiscal years.

Cash and Cash Equivalents

Cash and cash equivalents include demand deposits and highly liquid investments with original maturities of three months or fewer from the date of the investment. At March 31, 1998, approximately $1.5 million of
Oceaneering's cash was
restricted and was deposited in interest bearing accounts as security in connection with legal proceedings. Such legal proceedings were settled in 1999 and the restriction was removed.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets include spare parts of $8.4 million and $3.1 million as of March 31, 1999 and
1998, respectively, primarily for Oceaneering's fleet of remotely operated vehicles.

Depreciation and Amortization

Oceaneering provides for depreciation of Property and Equipment primarily on the straight-line method over estimated useful lives of 3 to 20 years for marine services equipment, 10 years for mobile offshore production equipment and 3 to 25 years for buildings, improvements and other equipment.
Goodwill arising from business acquisitions is amortized on the straight-line method over 15 years.

   The costs of repair and maintenance of Property and Equipment are charged to operations as incurred, while the costs of improvements are capitalized. Interest is capitalized on assets where the construction period is anticipated to be more than three months. Oceaneering does not allocate general administrative costs to capital projects. Upon the disposition of property and equipment, the related cost and accumulated depreciation accounts are relieved and the resulting gain or loss is included as an adjustment to cost of services.

   Management periodically, and upon the occurrence of a triggering event, reviews the realizability of goodwill and other long-term assets and makes any appropriate impairment adjustments and disclosures required by Statement of
Financial Accounting Standards Board Standard Number ("SFAS") 121, "Accounting for the
Impairment of Long-Lived
Assets and Long-Lived Assets to Be Disposed Of." During the third quarter of 1997 it became apparent that operating results for Oceaneering's diving support vessel operating in the North Sea were below expectations. After review of the first full work season Oceaneering concluded that the manner in which the vessel was being used had changed significantly from its originally intended purpose and the recoverability of the carrying amount of the asset should be assessed. After comparing the carrying value of the vessel with the net present value of the expected cash flows from the vessel over its remaining life, Oceaneering recorded an impairment loss of $8.0 million in the Oilfield Marine Services business segment. The vessel and the other assets used in the North Sea diving operations were subsequently sold and the sales proceeds approximated net book value.


Revenue Recognition

Oceaneering's revenues are primarily derived from billings under contracts that provide for specific time, material and equipment charges, which are accrued daily and billed monthly. Significant lump-sum contracts are accounted for using the percentage-of-completion method. Revenues on contracts with a substantial element of research and development are recognized to the extent of cost until such time as the probable final profitability can be determined. Anticipated losses on contracts, if any, are recorded in the period that such losses are first determinable.

Income Taxes

Oceaneering accounts for income taxes in accordance with SFAS
109, "Accounting for Income
Taxes."

Foreign Currency Translation

The functional currency for many of Oceaneering's foreign subsidiaries is the applicable local currency. Results of operations for foreign subsidiaries with functional currencies other than the U.S. dollar are translated into U.S. dollars using average exchange rates during the period. Assets and liabilities of these foreign subsidiaries are translated into U.S.
dollars using the exchange rates in effect at the balance sheet date, and the resulting translation adjustments are accumulated as other comprehensive income, a component of Shareholders' Equity. All foreign currency transaction gains and losses are recognized currently in the Consolidated Statements of Income.

Earnings Per Share

Oceaneering has computed earnings per share in accordance with SFAS 128, "Earnings Per
Share", which became
effective in the third quarter of 1998. Prior period comparative figures have been restated.

Other Long-term Liabilities

At March 31, 1999 and 1998 Other Long-term Liabilities include
$8.1 million and $7.2 million,
respectively, for
self-insurance reserves not expected to be paid out in the following year and $10.1 and $7.2 million, respectively, for deferred income taxes.

Reclassifications

Certain amounts from prior years have been reclassified to conform with the current year presentation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Gain on Disposition of FPSO

In 1997, a major oil company customer exercised its option to purchase the floating production, storage and offloading system ("FPSO"), ZAFIRO PRODUCER. Upon disposition, the related property and equipment cost and accumulated depreciation accounts were relieved and the resulting gain of $25 million was included in
Oceaneering's Consolidated
Statement of Income as Gain on Disposition of FPSO.

New Accounting Pronouncements

The Financial Accounting Standards Board has issued SFAS 130, "Reporting Comprehensive
Income," and SFAS 131,
"Disclosures about Segments of an Enterprise and Related Information." SFAS 130 establishes standards for reporting and displaying comprehensive income and its components. The primary component of other comprehensive income for
Oceaneering is the foreign currency translation adjustment accounted for under SFAS 52. SFAS
131 establishes standards
for the way that public business enterprises report information about operating segments in interim and annual financial statements. Oceaneering adopted SFAS 130 and SFAS 131 in
1999.

2.  INCOME TAXES

Oceaneering and its domestic subsidiaries, including acquired companies from their respective dates of acquisition, file a consolidated U.S. federal income tax return. Oceaneering conducts its international operations in a number of locations which have varying codes and regulations with regard to income and other taxes, some of which are subject to interpretation. On a geographic basis, income before minority interests and income taxes attributable to the United States was $18.4 million, $14.7 million and $3.3 million for 1999, 1998 and 1987, respectively.
Income taxes are provided at
the appropriate tax rates in accordance with Oceaneering's interpretation of the respective tax regulations after review and consultation with its internal tax department, tax consultants and, in some cases, legal counsel in the various jurisdictions.
Management believes that adequate provisions have been made for all taxes which will ultimately be payable.

   Deferred income taxes are provided for temporary differences in the recognition of income and expenses for financial and tax reporting purposes. Oceaneering's policy is to provide for deferred U.S. income taxes on unrepatriated foreign income only to the extent such income is not to be invested indefinitely in the related foreign entity.

   The provisions for income taxes for the years ended March 31, 1999, 1998 and 1997 were as follows:

   (in thousands)                 1999        1998        1997
   U.S. federal and state      $12,205     $11,721     $15,886
   Foreign                       3,581       1,873       5,963
   Total provision             $15,786     $13,594     $21,849

   Current                     $13,040     $13,548     $17,731
   Deferred                      2,746          46       4,118
   Total provision             $15,786     $13,594     $21,849

   Cash taxes paid             $12,191     $14,340     $14,119

   As of March 31, 1999, Oceaneering's United Kingdom subsidiary had net operating loss carryforwards ("NOLs") of approximately $21 million which are available to reduce future
United Kingdom Corporation
Tax which would otherwise
be payable.

   As of March 31, 1999 and 1998, Oceaneering's worldwide deferred tax assets and liabilities and related valuation reserves were as follows:

                                                March 31,
      (in thousands)                    1999                 1998
      Gross deferred tax assets      $13,858              $14,832
      Valuation allowance            (10,384)             (11,441)
           Net deferred tax assets   $ 3,474              $ 3,391
           Deferred tax liabilities  $10,067              $ 7,238

   Oceaneering's deferred tax assets consist primarily of NOLs in its United Kingdom subsidiary, which have no expiration date, and insurance claim reserves for which a tax deduction has not yet been allowed.
Deferred tax liabilities
consist primarily of depreciation and amortization and provisions for income of foreign subsidiaries expected to be repatriated.

   Oceaneering has established a valuation allowance for deferred tax assets after taking into account factors that are likely to affect Oceaneering's ability to utilize the tax assets. In particular, Oceaneering conducts its business through several foreign subsidiaries and, although Oceaneering expects its consolidated operations to be profitable, there is no assurance that profits will be earned in entities or jurisdictions which have NOLs available.
Since April 1, 1996, changes
in the valuation allowance primarily relate to the expected utilization of foreign NOLs and realization of foreign tax credits. Income taxes, computed by applying the federal statutory income tax rate to income before income taxes and minority interests, are reconciled to the actual provisions for income taxes as follows:


                                               For the Years Ended March 31,
  (in thousands)                            1999           1998         1997
  Computed U.S. statutory expense         $14,466        $12,473     $ 14,316
  Change in valuation allowances           (1,057)         1,122          136
  Withholding taxes and foreign
    earnings taxed at rates different
    from U.S. statutory rates               1,172           (467)       5,696
  State and local taxes and other, net      1,205            466        1,701
  Total provision for income taxes        $15,786        $13,594      $21,849

   The provision for 1997 included the effect of provisions made for asset impairment and special drydocking in
Oceaneering's United Kingdom subsidiary, where Oceaneering derived no tax benefit as it already had NOLs.

3.  DEBT

Long-term Debt consisted of the following:

                                                       March 31,
  (in thousands)                               1999                 1998
  6.72% Senior Notes                        $100,000                  --
  Revolving credit agreement                      --              54,000
  Capital lease                                  618                 919
          Long-term Debt                     100,618              54,919
  Current portion                               (306)               (293)
  Long-term Debt, net of current portion    $100,312            $ 54,626


   In September 1998, Oceaneering issued $100 million aggregate principal amount of 6.72%
Senior Notes due 2010.  The
net proceeds were $98.6 million after issuance costs and were used to retire existing debt. The notes have an average life of ten years and are scheduled to be paid in five equal annual installments beginning September
2006.

   In October 1998, Oceaneering entered into a new $80 million revolving credit facility (the
"Credit Agreement") to
replace its prior one.  There is a commitment fee ranging from
 .20% to .25% per annum,
depending on Oceaneering's debt
to capitalization ratio, on the unused portion of the banks' commitment. Principal maturity is in
October 2003.  Under the
Credit Agreement, Oceaneering has the option to borrow dollars at the London Interbank Offered
Rate ("LIBOR") plus a
margin ranging from .50% to 1.00%, depending on Oceaneering's debt to capitalization ratio, or at the agent bank's prime rate.

   Both debt agreements contain similar restrictive covenants as to minimum net worth, debt to capitalization ratio, fixed charge coverage, interest coverage and restricted payments. Restricted payments, which include dividends and treasury stock purchases, are limited from April 1, 1998 on a net basis, to the sum of $25 million plus 50% of
Oceaneering's consolidated net income after April 1, 1998, plus cash proceeds from the sale of common stock.

   Oceaneering has uncommitted credit agreements with banks totaling $30 million for use for borrowings and letters of credit. As of March 31, 1999, Oceaneering had approximately $10 million in letters of credit outstanding under these agreements.

   Cash interest payments of $5.7 million, $1.2 million and $3.6 million were made in 1999, 1998
and 1997,
respectively. Interest charges of $2.5 million in 1999, $800,000 in 1998 and $1.1 million in
1997 were capitalized as part
of construction in progress.

4.  EMPLOYEE BENEFIT PLANS AND STOCKHOLDER RIGHTS PLAN

Retirement Investment Plans

Oceaneering has three separate employee retirement investment plans which cover its full-time employees. The
Oceaneering Retirement Investment Plan is a deferred compensation plan in which domestic employees may participate by deferring a portion of their gross monthly salary and directing Oceaneering to contribute the deferred amount to the plan.
Oceaneering matches a portion of the deferred compensation. Oceaneering's contributions to the plan were $2,508,000,
$1,960,000 and $1,780,000 for the plan years ended December 31, 1998, 1997 and 1996, respectively.  The second plan is
the Oceaneering International Services Pension Scheme for employees in the United Kingdom.
Under this plan,
employees may contribute a portion of their gross monthly salary. Oceaneering also contributes an amount equal to a portion of the participant's gross monthly salary. The plan assets exceed vested benefits and are not material to the assets of Oceaneering. Company contributions to this plan for the years ended March 31, 1999, 1998 and 1997 were $34,000,
$160,000 and $202,000, respectively.

   The third plan was the Oceaneering International, Inc. Executive Retirement Plan, which covered selected key management employees and executives of Oceaneering. The participants in this plan contributed a portion of their gross monthly salary and Oceaneering matched 100% of that contribution. Expense related to this plan during the years ended
March 31, 1998 and 1997 was $576,000 and $457,000, respectively.
Effective June 30, 1997,
the plan was terminated and
replaced by the Supplemental Executive Retirement Plan. This plan also covers selected key management employees and executives of Oceaneering as approved by the Compensation Committee of Oceaneering's Board of Directors (the
"Compensation Committee"). Oceaneering accrues a portion of the participants' gross monthly salary and the amounts accrued are treated as if they are invested in one or more investment vehicles pursuant to this plan. Expense related to this plan during the years ended March 31, 1999 and 1998 was $980,000 and $668,000, respectively.

Incentive and Stock Option Plans

Oceaneering has in effect shareholder-approved nonemployee director stock option and incentive plans. Under the 1990
Nonemployee Director Stock Option Plan, as amended, options to purchase up to an aggregate of 100,000 shares of Oceaneering's Common Stock could have been granted through
1998 to nonemployee
directors of Oceaneering. Each director of Oceaneering was automatically granted an option to purchase 2,000 shares of
Common Stock on the date the director became a nonemployee director of Oceaneering and each year thereafter at an exercise price per share equal to 50% of the fair market value of a share of Common Stock on the date the option was granted. Since 1998, each nonemployee director is instead granted an option to purchase 10,000 shares of Common Stock at an exercise price per share equal to the fair market value of a share of Common Stock on the date the option is granted.
The options granted are not exercisable until the later to occur of six months from the date of grant or the date the optionee has completed two years of service as a director of Oceaneering. Expense is recorded related to options which have an exercise price less than fair market value on the date the option is granted. Expense in 1999, 1998 and 1997 was not material.

   In August 1996, the shareholders of Oceaneering approved the 1996 Incentive Plan under which a total of 1,165,000 shares of Common Stock of Oceaneering were made available for awards to employees and other persons (excluding nonemployee directors) having an important business relationship or affiliation with
Oceaneering.  The 1996 Incentive
Plan and a similar shareholder-approved 1990 Incentive Plan (the "Incentive Plans") are administered by the
Compensation Committee, which determines the type or types of award(s) to be made to each participant and sets forth in the related award agreement the terms, conditions and limitations applicable to each award. The
Compensation
Committee may grant stock options, stock appreciation rights, stock and cash awards. Options are normally granted at not less than fair market value of the optioned shares at the date of grant. Options outstanding are exercisable over a period of five or ten years after the date of grant or five years after the date of vesting at the rate of 20% per year for three years beginning one year after grant and 40% at the end of the fourth year, or 25% per year for four years beginning one year after grant.

   During 1997 and 1999, the Compensation Committee granted to certain key executives of
Oceaneering restricted
Common Stock of Oceaneering designed (i) to make a material portion of their potential future compensation contingent on performance of Oceaneering's Common Stock and (ii) to retain their employ with
Oceaneering.  In 1998, no such
restricted stock grants were made. These grants are subject to earning requirements on the basis of a percentage change between the price of the Common Stock of Oceaneering versus the average of the common stock price of a peer group of companies over three- and one-year time periods, respectively.
Up to one-third of the total grant
made in 1997 may be
earned each year depending upon Oceaneering's cumulative Common Stock performance, with any amount earned subject to vesting in four equal installments over a four-year period conditional upon continued employment. All of the total grant made in 1999 may be similarly earned at the end of one year, subject to vesting. At the time of each vesting, a participant receives a tax assistance payment for which the participant must reimburse Oceaneering if the vested Common Stock is sold by the participant within three years after the vesting date. As of March 31, 1999, two-thirds of the grant made in 1997 was earned, subject to vesting requirements, and none of the grant made in 1999 was earned. As of March 31, 1999, a total of 287,000 shares of restricted stock was outstanding under these and former, similar grants, of which 211,250 shares were earned, subject to vesting requirements. The numbers and weighted average grant date fair value of restricted stock granted during 1999 and 1997 were 9,000 and $16.83 and 312,000 and $17.00, respectively.  In April 1997 and June
1998 certain key executives also elected to receive restricted Common Stock of Oceaneering totaling 44,968 and 35,920 shares with grant date fair values of $14.63 and $17.94 per share, respectively, subject to similar vesting requirements and tax assistance payments, in lieu of cash for all or part of their 1997 and 1998 bonus awards.

   Oceaneering accounts for stock options issued under plans under APB Opinion No. 25, under which no compensation cost is recognized unless options are granted at an option price below the fair market value of the stock at the date of the grant. Had compensation cost for these stock options been determined consistent with SFAS 123
"Accounting for Stock-Based Compensation," Oceaneering's pro forma net income and diluted earnings per share for
1999, 1998 and 1997 would have been $24,735,000, $21,373,000 and
$19,170,000,  respectively,
and $1.08, $0.92 and
$0.80, respectively.

   Information regarding these option plans for 1999, 1998 and 1997 is as follows:

                                       Shares under    Weighted Average
                                          Option        Exercise Price
  Balance at March 31, 1996             1,354,830          $10.82
      Granted                             304,300           15.60
      Exercised                          (270,950)           8.84
      Forfeited                           (40,800)          11.29
  Balance at March 31, 1997             1,347,380           12.23
      Granted                             390,700           18.64
      Exercised                          (367,140)          10.51
      Forfeited                           (87,600)          14.20
   Balance at March 31, 1998            1,283,340           14.56
      Granted                             481,900           10.43
      Exercised                           (18,090)          12.63
      Forfeited                           (61,980)          15.40
   Balance at March 31, 1999            1,685,170          $13.37

   The weighted average fair value of options granted in 1999, 1998 and 1997 was $5.86, $9.20 and $8.73, respectively.
The fair value of the stock options granted was estimated on the date of grant using the
Black-Scholes option pricing
model with the following assumptions:

                                    1999         1998         1997
    Risk-free interest rate         5.34%        6.47%        6.67%
    Expected dividend yield         0%           0%           0%
    Expected life                   6 years      6 years      6 years
    Expected volatility             42.27%       38.48%       47.97%

   Options outstanding at March 31, 1999 are composed of the following:

                               Outstanding                       Exercisable
                                Weighted
                   Number of    Average      Weighted      Number of    Weighted
   Range of        Shares at   Remaining     Average       Shares at    Average
   Exercise        March 31,   Contractual   Exercise      March 31,    Exercise
   Prices            1999      Life (years)   Price         1999         Price
   $4.72 - 10.22   598,000        4.23       $ 9.76        188,700      $ 8.75
   $10.25 - 14.50  477,000        4.40        12.62        444,800       12.75
   $14.70 - 20.34  610,170        4.85        17.50        183,000       17.25

   At March 31, 1999, there were 79,282 shares under these plans available for grant, of which
77,282 could be used for
awarding stock options, stock appreciation rights, stock and cash awards to employees.

Stockholder Rights Plan

On November 20, 1992, Oceaneering's Board of Directors adopted a Stockholder Rights Plan and, in accordance with the plan, declared a dividend of one preferred share purchase right for each outstanding share of
Oceaneering's Common
Stock. The plan will cause substantial dilution to a party that attempts to acquire Oceaneering in a manner or on terms not approved by the Board of Directors, except pursuant to an offer conditioned on a substantial number of rights being acquired.

   The rights, which do not have voting rights and are not entitled to dividends until such time as they become exercisable, expire in December 2002.

5.  COMMITMENTS AND CONTINGENCIES

Lease Commitments

At March 31, 1999, Oceaneering occupied several facilities under noncancellable operating leases expiring at various dates through 2023. Future minimum rentals under these leases are as follows:

                                 (in thousands)
         2000                        $ 4,243
         2001                          3,878
         2002                          2,842
         2003                          2,040
         2004                          2,088
         Thereafter                    9,390
         Total Lease Commitments    $ 24,481

   Rental expense, which includes hire of vessels, specialized equipment and real estate rental, was approximately $18 million, $19 million and $25 million for the years ended March
31, 1999, 1998 and 1997,
respectively.

Insurance

Oceaneering self-insures for workers' compensation, maritime employer's liability and comprehensive general liability claims to levels it considers financially prudent and carries insurance after the initial claim levels, which can be by occurrence or in the aggregate, are met by the company. Oceaneering determines the level of accruals by reviewing its historical experience and current year claim activity; accruals are not recorded on a present value basis. Each claim is reviewed with insurance adjusters and specific reserves are established for all known liabilities.
An additional reserve for
incidents incurred but not reported to Oceaneering is established for each year using management estimates and based on prior experience. Management believes that adequate accruals have been established for expected liabilities arising from such obligations.

Litigation

Various actions and claims are pending against Oceaneering, most of which are covered by insurance. In the opinion of management, the ultimate liability, if any, which may result from these actions and claims will not materially affect the financial position or results of operations of Oceaneering.

Letters of Credit

Oceaneering had $10 million and $8 million in letters of credit outstanding as of March 31, 1999 and 1998, respectively, as guarantees in force for self insurance requirements and various performance and bid bonds which are usually for a period of one year or the duration of the contract.

Financial Instruments and Risk Concentration

Financial instruments which potentially subject Oceaneering to concentrations of credit risk are primarily cash and cash equivalents, long-term, bank and other borrowings and accounts receivable. The carrying value of cash and cash equivalents and bank borrowings approximates fair value due to the short maturity of those instruments or the short-term duration of the associated interest rate periods. Accounts receivable are generated from a broad and diverse group of customers primarily from within the energy industry, which is Oceaneering's major source of revenues. Oceaneering maintains an allowance for doubtful accounts based upon expected collectibility.

Oceaneering estimated the fair value of its $100 million of 6.72%
Senior Notes (see Note 3) to be
$95 million as of March
31, 1999.

6.  OPERATIONS  BY  BUSINESS  SEGMENT  AND  GEOGRAPHIC  AREA

Business Segment Information

Oceaneering supplies a comprehensive range of integrated technical services to a wide array of industries and is one of the world's largest underwater services contractors. Oceaneering's Oilfield Marine Services business consists of underwater intervention and above-water inspection, maintenance and repair. Oceaneering's Offshore Field
Development business
includes the engineering, procurement, construction and installation of mobile offshore production systems, subsea intervention services and the production of subsea control umbilical cables. Oceaneering's
Advanced Technologies
business provides project management, engineering services and equipment for applications in harsh environments, primarily in non-oilfield markets.

   The following summarizes certain financial data by business segment:

                                                 For the Years Ended March 31,
(in thousands)                                  1999         1998       1997

Revenues
Oilfield Marine Services                      $197,752     $181,800   $176,395
Offshore Field Development                     103,583       90,508    101,028
Advanced Technologies                           98,987       85,813     91,350
   Total                                      $400,322     $358,121   $368,773

Income from Operations
Oilfield Marine Services                      $ 18,003     $ 16,263   $  1,853
Offshore Field Development                      15,610        7,595     30,242
Advanced Technologies                           10,743       12,424      9,514
   Total                                      $ 44,356     $ 36,282   $ 41,609

Assets
Oilfield Marine Services                      $192,912     $155,456   $135,375
Offshore Field Development                     126,450      114,306     74,455
Advanced Technologies                           47,488       30,180     28,135
   Total                                      $366,850     $299,942   $237,965

Capital Expenditures
Oilfield Marine Services                      $ 67,311     $53,352    $ 32,951
Offshore Field Development                      27,805      33,168      42,696
Advanced Technologies                            6,898       7,893       3,952
   Total                                      $102,014    $ 94,413    $ 79,599

Depreciation and Amortization Expenses
Oilfield Marine Services                      $ 17,916    $13,640     $ 20,682
Offshore Field Development                       7,631      6,140        7,510
Advanced Technologies                            4,414      3,396        4,495
   Total                                      $ 29,961   $ 23,176     $ 32,687

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

   No individual customer accounted for more than 10% of revenues in 1999 or 1998. Revenues of approximately $44 million in 1997 were from one customer, with revenue in the Oilfield Marine Services and
Offshore Field Development
segments.

Geographic Operating Areas

Financial data by geographic area is summarized as follows:
                                          For the Years Ended March 31,
(in thousands)                           1999         1998         1997

Revenues
United States                        $206,703     $173,878     $154,613
Europe                                 71,776       57,029       74,488
Africa                                 50,033       60,180       62,863
Asia                                   52,604       39,631       50,036
Other                                  19,206       27,403       26,773
TOTAL                                $400,322     $358,121     $368,773


Long-Lived Assets
United States                        $156,457     $117,896     $ 69,221
Europe                                 44,043       20,789       13,759
Africa                                 17,167       20,472       21,993
Asia                                   21,625       22,398        6,515
Other                                  15,547        1,743        5,443
TOTAL                                $254,839     $183,298     $116,931



7.  ACCRUED LIABILITIES

Accrued liabilities consisted of the following:
                                                March 31,
     (in thousands)                       1999            1998

     Payroll and related costs         $18,629         $19,042
     Accrued job costs                  16,846          18,159
     Other                              19,133          14,184
     Total Accrued Liabilities         $54,608         $51,385




SELECTED  QUARTERLY  FINANCIAL  DATA  (UNAUDITED)
(in thousands, except per share data)

                                   Year Ended March 31, 1999
Quarter Ended                  June 30  Sept. 30  Dec. 31  Mar. 31      Total

Revenues                       $98,911  $110,042  $98,275  $93,094   $400,322
Gross profit                    21,487    23,532   21,493   19,172     85,684
Income from operations          11,126    13,227   11,154    8,849     44,356
Net income                       6,575     7,895    6,351    4,886     25,707
Diluted earnings per share       $0.28    $ 0.34   $ 0.28   $ 0.22     $ 1.12
Weighted average number of
  common shares and equivalents 23,282    22,987   22,722   22,562     22,888



                                   Year Ended March 31, 1998
Quarter Ended                  June 30  Sept. 30  Dec. 31  Mar. 31     Total

Revenues                       $95,163   $90,578  $86,234  $86,146  $358,121
Gross profit                    18,933    20,632   18,285   17,441    75,291
Income from operations           9,656    11,052    8,488    7,086    36,282
Net income                       5,964     6,714    4,995    4,328    22,001
Diluted earnings per share      $ 0.25    $ 0.28   $ 0.21   $ 0.19    $ 0.93
Weighted average number of
  common shares and equivalents 23,494    23,812   23,748   23,130    23,546