Form 10-Q
period 1999-06-30
OCEANEERING INTERNATIONAL INC
filed 1999-08-12
CIK 73756

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[X]               QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

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


                                 (713) 329-4500
              (Registrant's telephone number, including area code)


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

                                                              Yes [X]   No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                                  Outstanding at July 30, 1999
Common Stock, $.25 Par Value                          22,489,578 shares

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.


                 OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                      JUNE 30,       MARCH 31,
                                                        1999           1999
                                                     ----------     ----------
                                                    (UNAUDITED)     (AUDITED)
ASSETS

 Current Assets:
   Cash and cash equivalents .....................    $  8,372      $  8,367
   Accounts receivable (net of allowance
     for doubtful accounts of $320 and
     $398 at June 30 and March 31) ...............     107,571       103,838
   Prepaid expenses and other ....................      19,946        16,859
                                                      --------      --------
   Total current assets ..........................     135,889       129,064
                                                      --------      --------

 Property and Equipment, at cost:
   Marine services equipment .....................     295,992       285,964
   Mobile offshore production equipment ..........      53,713        53,808
   Buildings, improvements and other .............      74,102        72,960
                                                      --------      --------
                                                       423,807       412,732
   Less: accumulated depreciation ................     177,731       170,993
                                                      --------      --------
   Net property and equipment ....................     246,076       241,739
                                                      --------      --------

  Goodwill (net of amortization of $5,721
   and $5,478) ...................................       9,999         9,426
                                                      --------      --------

 Investments and Other Assets ....................       7,987         7,114
                                                      --------      --------

   TOTAL ASSETS ..................................    $399,951      $387,343
                                                      ========      ========

LIABILITIES and SHAREHOLDERS' EQUITY

 Current Liabilities:
   Accounts payable ..............................    $ 19,673      $ 23,481
   Accrued liabilities ...........................      56,471        54,608
   Income taxes payable ..........................      10,962         9,271
   Current portion of long-term debt .............         310           306
                                                      --------      --------
   Total current liabilities .....................      87,416        87,666
                                                      --------      --------

 Long-term Debt, net of current portion ..........     108,233       100,312
                                                      --------      --------

 Other Long-term Liabilities .....................      20,073        19,926
                                                      --------      --------

 Commitments and Contingencies

 Shareholders' Equity ............................     184,229       179,439
                                                      --------      --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .......    $399,951      $387,343
                                                      ========      ========


See Notes to Consolidated Financial Statements.

                 OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

                                                                FOR THE THREE MONTHS ENDED
                                                                        JUNE 30,
                                                               ---------------------------
                                                                    1999         1998
                                                                 ---------     ---------
                                                        (in thousands, except per share amounts)

Revenues .....................................................    $ 98,860     $ 98,911
Cost of Services .............................................      80,333       77,424
Selling, General and Administrative Expenses .................       9,549       10,361
                                                                  --------     --------

    Income from operations ...................................       8,978       11,126

Interest Income ..............................................         143           84

Interest Expense, net of capitalized interest of $390 and $482      (1,346)        (567)

Other Income/(Expense), Net ..................................         205          (38)
                                                                  --------     --------

    Income before income taxes ...............................       7,980       10,605

Provision for Income Taxes ...................................      (2,946)      (4,030)
                                                                  --------     --------

    Net Income ...............................................    $  5,034     $  6,575
                                                                  ========     ========


Basic Earnings per Share .....................................    $   0.22     $   0.29

Diluted Earnings per Share ...................................    $   0.22     $   0.28

Weighted average number of common shares .....................      22,391       22,952
Incremental shares from stock options ........................         276          330
Weighted average number of common shares and equivalents .....      22,667       23,282


See Notes to Consolidated Financial Statements.

                 OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                       FOR THE THREE MONTHS ENDED
                                                                                JUNE 30,
                                                                       --------------------------
                                                                           1999         1998
                                                                         --------     --------
                                                                             (in thousands)
Cash Flows from Operating Activities

    Net Income ......................................................    $  5,034     $  6,575
                                                                         --------     --------
    Adjustments to reconcile net income to net cash provided by (used
    in) operating activities:
    Depreciation and amortization ...................................       7,935        6,737
    Currency translation adjustments and other ......................      (1,078)       1,973
    Increase in accounts receivable .................................      (3,733)      (2,942)
    Increase in prepaid expenses and other current assets ...........      (3,088)      (3,896)
    Increase in other assets ........................................        --           (296)
    Increase (decrease) in current liabilities ......................        (254)       6,561
    Increase in other long-term liabilities .........................         147          119
                                                                         --------     --------

    Total adjustments to net income .................................         (71)       8,256
                                                                         --------     --------

Net Cash Provided by Operating Activities ...........................       4,963       14,831
                                                                         --------     --------

Cash Flows from Investing Activities:
    Purchases of property and equipment and other ...................     (13,647)     (27,125)
                                                                         --------     --------

Net Cash Used in Investing Activities ...............................     (13,647)     (27,125)

Cash Flows from Financing Activities:
    Proceeds from long-term borrowings ..............................       8,000       14,000
    Payments on long-term debt ......................................         (75)         (83)
    Proceeds from issuance of common stock ..........................         764          514
                                                                         --------     --------

Net Cash Provided by Financing Activities ...........................       8,689       14,431
                                                                         --------     --------

Net Increase in Cash and Cash Equivalents ...........................           5        2,137

Cash and Cash Equivalents - Beginning of Year .......................       8,367        9,064
                                                                         --------     --------

Cash and Cash Equivalents - End of Period ...........................    $  8,372     $ 11,201
                                                                         ========     ========

See Notes to Consolidated Financial Statements.

                 OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.    Basis of Presentation and Significant Accounting Policies

      These Consolidated Financial Statements are unaudited and have been prepared pursuant to instructions for the Quarterly Report on Form 10-Q required to be filed with the Securities and Exchange Commission and do not include all information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles. Management has reflected all adjustments which it believes are necessary to present fairly Oceaneering's financial position at June 30, 1999 and its results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Oceaneering's Annual Report on Form 10-K for its fiscal year ended March 31, 1999. The results for interim periods are not necessarily indicative of annual results. Unless the context indicates otherwise, references to years indicate Oceaneering's fiscal years. For example, 2000 would refer to the fiscal year ending March 31, 2000.

2.    Shareholders' Equity

      Shareholders' Equity consisted of the following:

                                                                    FOR THE THREE MONTHS ENDED
                                                                              JUNE 30,
                                                                    ---------------------------
                                                                        1999            1998
                                                                     ---------       ---------
                                                            (in thousands, except per share amounts)
Common Stock, par value $0.25;
    90,000,000 shares authorized;
    24,017,046 shares issued ..................................      $   6,004       $   6,004
Additional paid-in capital ....................................         82,061          82,421
Treasury stock; 1,550,182 and 1,653,922 shares, at average cost        (21,373)        (22,803)
Retained earnings .............................................        128,743         123,709
Accumulated other elements of comprehensive income ............        (11,206)         (9,892)
                                                                     ---------       ---------
Total shareholders' equity ....................................      $ 184,229       $ 179,439
                                                                     =========       =========

3.    Income Taxes

      Cash taxes paid were $1.2 million and $1.3 million for the first quarters of 2000 and 1999, respectively.

4.    Earnings Per Share

      Oceaneering has computed earnings per share in accordance with Financial Accounting Standards Board Standard Number ("SFAS") 128, "Earnings Per Share".

5.    Business Segment Information

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

      The following summarizes certain financial data by business segment:


                                                    FOR THE THREE MONTHS ENDED
                                                             JUNE 30,
                                                   ----------------------------
                                                        1999          1998
                                                      -------       -------
                                                          (IN THOUSANDS)
Revenues
     Oilfield Marine Services ...................     $43,114       $52,704
     Offshore Field Development .................      24,066        27,654
     Advanced Technologies ......................      31,680        18,553
                                                      -------       -------
            Total ...............................     $98,860       $98,911
                                                      =======       =======

Gross Margins (Revenues less Cost of Services) ..
     Oilfield Marine Sercices ...................     $ 7,302       $11,710
     Offshore Field Development .................       5,755         7,246
     Advanced Technologies ......................       5,470         2,531
                                                      -------       -------
            Total ...............................     $18,527       $21,487
                                                      =======       =======


      There are no differences in the basis of segmentation or in the basis of measurement of segment profit or loss from those used in the consolidated financial statements for the fiscal year ended March 31, 1999.

6.    Comprehensive Income

      Effective April 1, 1998, Oceaneering adopted SFAS 130, "Reporting Comprehensive Income". This statement establishes standards for reporting and display of comprehensive income and its components. Comprehensive income is the total of net income and all non-owner changes in equity. The amount of comprehensive income for each of the three-month periods ended June 30, 1999 and 1998 and the components of accumulated other elements of comprehensive income in Shareholders' Equity at June 30, 1999 and March 31, 1999 are as follows:

                                                            FOR THE THREE MONTHS ENDED
                                                                      JUNE 30,
                                                            --------------------------
                                                                 1999          1998
                                                               -------       -------
                                                                 (IN THOUSANDS)
      Net Income per Consolidated Statements of Income ..      $ 5,034       $ 6,575
      Foreign Currency Translation Gains (Losses) .......       (1,314)         (442)
                                                               -------       -------
      Comprehensive Income ..............................      $ 3,720       $ 6,133
                                                               =======       =======

      Amounts comprising other elements of comprehensive income in Shareholders'
      Equity:

                                                   JUNE 30, 1999  MARCH 31, 1999
                                                   -------------- --------------
                                                           (IN THOUSANDS)

      Accumulated Foreign Currency
        Translation Adjustments .................     $(11,206)     $(9,892)
                                                      ========      =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

All statements in this Form 10-Q, other than statements of historical facts, including, without limitation, statements regarding out business strategy, plans for future operations, and industry conditions, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. We use a variety of internal and external data and management judgment in order to develop such forward-looking information. Although we believe that the expectations reflected in such forward-looking statements are reasonable, because of the inherent limitations in the forecasting process, as well as the relatively volatile nature of the industry in which we operate, we can give no assurance that such expectations will prove to have been correct. Accordingly, evaluation of our future prospects must be made with caution when relying on forward-looking information.

MATERIAL CHANGES IN FINANCIAL CONDITION

We consider our liquidity and capital resources adequate to support our operations and capital commitments. At June 30, 1999, we had working capital of $48 million, including $8 million of unrestricted cash; we had utilized $8 million of our available $80 million credit facility and $21 million was unused under uncommitted lines of credit.

Our capital expenditures were $14 million during the first three months of 2000, as compared to $27 million during the corresponding period of the prior fiscal year. Capital expenditures in 2000 consisted of additions to our fleet of remotely operated vehicles ("ROVs") and multiservice vessel construction. Prior fiscal year expenditures consisted of additions to our fleet of ROVs, multiservice vessel construction and subsea products facilities expansion.

Commitments for capital expenditures at June 30, 1999 were approximately $13 million for multiservice vessel construction.

RESULTS OF OPERATIONS

Consolidated revenue and margin information is as follows:


                                                    FOR THE THREE MONTHS ENDED
                                                              JUNE 30,
                                                   ----------------------------
                                                     1999                 1998
                                                   -------              -------
                                                          (IN THOUSANDS)

Revenues .............................             $98,860              $98,911
Gross margin .........................              18,527               21,487
Gross margin % .......................                  19%                  22%
Operating margin % ...................                   9%                  11%


The quarters ending June 30 and September 30 have generally been the peak in both revenues and net income for our Oilfield Marine Services business. However, our exit from the diving sector in the North Sea in early 1998 and the substantial number of multi-year ROV contracts which were entered into since calendar 1997 should reduce the seasonality of our Oilfield Marine Services operations. Revenues and net income in our Offshore Field Development and Advanced Technologies businesses are generally not seasonal.

OILFIELD MARINE SERVICES.

Revenue and gross margin information is as follows:

                                      FOR THE THREE MONTHS ENDED
                                               JUNE 30,
                                    -----------------------------
                                      1999                  1998
                                    -------               -------
                                           (IN THOUSANDS)

Revenues ......................     $43,114               $52,704
Gross margin ..................       7,302                11,710
Gross margin % ................          17%                   22%


Revenues and gross margins for our Oilfield Marine Services segment decreased during the first quarter of 2000, compared to the corresponding period of the prior year, primarily as a result of decreased worldwide demand for oilfield services and products due to a significant reduction in capital spending by oil and gas companies. Contributions from long-term ROV drill support contracts partially offset a decline in diving and related vessel services.

OFFSHORE FIELD DEVELOPMENT.

Revenue and gross margin information is as follows:

                                     FOR THE THREE MONTHS ENDED
                                              JUNE 30,
                                    -----------------------------
                                      1999                  1998
                                    -------               -------
                                           (IN THOUSANDS)

Revenues ......................     $24,066               $27,654
Gross margin ..................       5,755                 7,246
Gross margin % ................         24%                   26%


Revenues were lower in the first quarter of 2000 compared to the corresponding period of the prior year as a result of decreased umbilical sales. Our new umbilical plant in Brazil will make its first customer delivery in the second quarter. The FPSO OCEAN PRODUCER continued to operate offshore West Africa under a contract which expires in January 2000.

ADVANCED TECHNOLOGIES.

Revenue and gross margin information is as follows:

                                      FOR THE THREE MONTHS ENDED
                                                JUNE 30,
                                    -----------------------------
                                      1999                  1998
                                    -------               -------
                                           (IN THOUSANDS)

Revenues ......................     $31,680               $18,553
Gross margin ..................       5,470                 2,531
Gross margin % ................          17%                   14%


Revenues and gross margins for the first quarter of 2000 compared to the corresponding period of the prior year reflect higher activity in and profitability from subsea cable burial and search and recovery projects.

OTHER.

Interest expense for the three-month period ended June 30, 1999 increased compared to the corresponding period of the prior year as we had higher debt levels. This debt had been incurred to fund the acquisition of additional equipment. Interest expense of $1,346,000 in 2000 was net of capitalized interest of $390,000.

The provisions for income taxes were related to U.S. income taxes which we provided at estimated annual effective rates using assumptions as to earnings and other factors which would affect the tax calculation for the remainder of the fiscal year, and to the operations of foreign branches and subsidiaries which were subject to local income and withholding taxes.

YEAR 2000.

The Year 2000 ("Y2K") issue is the result of using computer programs which were written using two digits rather than four to define the applicable year. Programs that have date-sensitive software may recognize "00" as the year 1900 rather than the year 2000. The problem can arise in computer programs and in equipment with embedded processors.

We consider a system or process to be Year 2000 Ready if neither performance nor functionality is affected by dates prior to, during, or after the Year 2000. A system or process being Year 2000 Ready is conditional upon all other systems or processes with which it interacts also being Year 2000 Ready and properly exchanging date and time data with it, and our critical suppliers continuing to provide an acceptable level of service.

We have substantially completed a comprehensive review of our operations to assess the capability of our process control, business and accounting systems to handle Year 2000 issues and, based on the results of our review to date, are confident that our critical internal systems will be capable of operating without interruption during the period after December 31, 1999. We have also surveyed critical suppliers of goods and services to determine their readiness for the millennium change which will affect our overall Year 2000 Readiness.

Although we have not to date identified any material exposures, we are continuing to monitor our business systems, vendors and customers with whom we have a material relationship. We are reviewing and updating business interruption contingency plans to include responses to possible Year 2000 disruptions.

Although we can give no assurances, as a result of efforts to date, we do not anticipate any material adverse effects regarding Year 2000 compliance on our consolidated results of operations, financial position or cash flows. We believe that third party noncompliance will be the area of greatest risk of Year 2000 having an adverse effect on us.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There are no material changes from the information provided in Item 7A of Oceaneering's Annual Report on Form 10-K for the fiscal year ended March 31, 1999.



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


                                         OCEANEERING INTERNATIONAL, INC.
                                                 (Registrant)


Date:August 10, 1999       By:    /s/ JOHN R. HUFF
                                      John R. Huff, Chairman and
                                      Chief Executive Officer



Date:August 10, 1999       By:   /s/ MARVIN J. MIGURA
                                     Marvin J. Migura, Senior Vice President and
                                     Chief Financial Officer



Date:August 10  1999       By:   /s/ JOHN L. ZACHARY
                                     John L. Zachary, Controller and
                                     Chief Accounting Officer