Form 10-Q
period 1999-09-30
OCEANEERING INTERNATIONAL INC
filed 1999-11-12
CIK 73756

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


   [X]              QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 1999

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


           CLASS                            OUTSTANDING AT NOVEMBER 1, 1999
Common Stock, $.25 Par Value                       23,327,601 shares

                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.


                 OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                    SEPTEMBER 30,    MARCH 31,
                                                        1999           1999
                                                   --------------   -----------
                                                     (UNAUDITED)     (AUDITED)
ASSETS

 Current Assets:
   Cash and cash equivalents ...................      $  8,177       $  8,367
   Accounts receivable (net of allowance
     for doubtful accounts of $61 and
     $398 at September 30 and March 31) ........       112,309        103,838
   Prepaid expenses and other ..................        20,987         16,859
                                                      --------       --------
   Total current assets ........................       141,473        129,064
                                                      --------       --------

 Property and Equipment, at cost:
   Marine services equipment ...................       307,984        285,964
   Mobile offshore production equipment ........        55,053         53,808
   Buildings, improvements and other ...........        76,598         72,960
                                                      --------       --------
                                                       439,635        412,732
   Less: accumulated depreciation ..............       187,637        170,993
                                                      --------       --------
   Net property and equipment ..................       251,998        241,739
                                                      --------       --------

  Goodwill (net of amortization of $5,985
   and $5,478) .................................        10,766          9,426
                                                      --------       --------

 Investments and Other Assets ..................         7,930          7,114
                                                      --------       --------

   TOTAL ASSETS ................................      $412,167       $387,343
                                                      ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY

 Current Liabilities:
   Accounts payable ............................      $ 18,153       $ 23,481
   Accrued liabilities .........................        55,972         54,608
   Income taxes payable ........................         8,515          9,271
   Current portion of long-term debt ...........           313            306
                                                      --------       --------
   Total current liabilities ...................        82,953         87,666
                                                      --------       --------

 Long-term Debt, net of current portion ........       112,154        100,312
                                                      --------       --------

 Other Long-term Liabilities ...................        20,046         19,926
                                                      --------       --------

 Commitments and Contingencies

 Shareholders' Equity ..........................       197,014        179,439
                                                      --------       --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .....      $412,167       $387,343
                                                      ========       ========

See Notes to Consolidated Financial Statements.

                 OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                   FOR THE THREE MONTHS ENDED         FOR THE SIX MONTHS ENDED
                                                                         SEPTEMBER 30,                      SEPTEMBER 30,
                                                                   --------------------------        --------------------------
                                                                     1999             1998             1999             1998
                                                                   ---------        ---------        ---------        ---------
                                                                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues .....................................................     $ 100,405        $ 110,042        $ 199,265        $ 208,953
Cost of Services .............................................        82,950           86,510          163,283          163,934
Selling, General and Administrative Expenses .................         9,710           10,305           19,259           20,666
                                                                   ---------        ---------        ---------        ---------

    Income from operations ...................................         7,745           13,227           16,723           24,353

Interest Income ..............................................           151              261              294              345

Interest Expense, net of capitalized interest of $410 and
  $694, and $800 and $1,176 ..................................        (1,496)            (625)          (2,842)          (1,192)

Other Income (Expense), Net ..................................           (79)            (126)             126             (164)
                                                                   ---------        ---------        ---------        ---------

    Income before income taxes ...............................         6,321           12,737           14,301           23,342

Provision For Income Taxes ...................................        (2,205)          (4,842)          (5,151)          (8,872)
                                                                   ---------        ---------        ---------        ---------

    Net Income ...............................................     $   4,116        $   7,895        $   9,150        $  14,470
                                                                   =========        =========        =========        =========


Basic Earnings Per Share .....................................     $    0.18        $    0.34        $    0.41        $    0.63

Diluted Earnings Per Share ...................................     $    0.18        $    0.34        $    0.40        $    0.62

Weighted average number of common shares .....................        22,699           22,813           22,545           22,883

Incremental shares from stock options ........................           380              174              328              252

Weighted average number of common shares and
  equivalents ................................................        23,079           22,987           22,873           23,135


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                 OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                   FOR THE SIX MONTHS ENDED
                                                                                         SEPTEMBER 30,
                                                                                -------------------------------
                                                                                 1999                    1998
                                                                                --------               --------
                                                                                        (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:

    Net Income .......................................................          $  9,150               $ 14,470
                                                                                --------               --------
    Adjustments to reconcile net income to net cash provided
      by (used in) operating activities:
    Depreciation and amortization ....................................            16,345                 14,099
    Currency translation adjustments and other .......................             2,356                    (44)
    Increase in accounts receivable ..................................            (8,471)                (1,125)
    Increase in prepaid expenses and other current assets ............            (4,128)                (5,652)
    Increase in other assets .........................................              (894)                   (82)
    Increase (decrease) in current liabilities .......................            (3,956)                 6,699
    Increase in other long-term liabilities ..........................               121                  2,376
                                                                                --------               --------

    Total adjustments to net income ..................................             1,373                 16,271
                                                                                --------               --------

NET CASH PROVIDED BY OPERATING ACTIVITIES ............................            10,523                 30,741
                                                                                --------               --------

Cash Flows from Investing Activities:
    Purchases of property and equipment and other ....................           (27,074)               (50,553)
                                                                                --------               --------

NET CASH USED IN INVESTING ACTIVITIES ................................           (27,074)               (50,553)
                                                                                --------               --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from long-term borrowings, net of costs .................              --                   98,620
    Net proceeds (payments) on revolving credit and other
      long-term debt .................................................            11,849                (54,168)
    Proceeds from issuance of common stock ...........................             4,512                  1,541
    Purchases of treasury stock ......................................              --                   (5,004)
                                                                                --------               --------

NET CASH PROVIDED BY FINANCING ACTIVITIES ............................            16,361                 40,989
                                                                                --------               --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .................              (190)                21,177

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR ........................             8,367                  9,064
                                                                                --------               --------

CASH AND CASH EQUIVALENTS - END OF PERIOD ............................          $  8,177               $ 30,241
                                                                                ========               ========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                 OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.    Basis of Presentation and Significant Accounting Policies

      These Consolidated Financial Statements are unaudited and have been prepared pursuant to instructions for the Quarterly Report on Form 10-Q required to be filed with the Securities and Exchange Commission and do not include all information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles. Management has reflected all adjustments which it believes are necessary to present fairly Oceaneering's financial position at September 30, 1999 and its results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Oceaneering's Annual Report on Form 10-K for its fiscal year ended March 31, 1999. The results for interim periods are not necessarily indicative of annual results. Unless the context indicates otherwise, references to years indicate Oceaneering's fiscal years. For example, 2000 would refer to the fiscal year ending March 31, 2000.

2.    Shareholders' Equity

      Shareholders' Equity consisted of the following:

                                                                               SEPTEMBER 30,      MARCH 31,
                                                                                   1999             1999
                                                                              ---------------   ------------
                                                                                (UNAUDITED)      (AUDITED)
                                                                                     (IN THOUSANDS)
Common Stock, Par Value $0.25;
    90,000,000 shares authorized;
    24,017,046 shares issued ..........................................        $   6,004         $   6,004
Additional paid-in capital ............................................           77,253            82,421
Treasury stock; 705,938 and 1,653,922 shares, at average cost .........           (9,733)          (22,803)
Retained earnings .....................................................          132,859           123,709
Accumulated other elements of comprehensive income ....................           (9,369)           (9,892)
                                                                               ---------         ---------
Total shareholders' equity ............................................        $ 197,014         $ 179,439
                                                                               =========         =========

3.    Income Taxes

      Cash taxes paid were $5.1 million and $5.6 million for the first six months of 2000 and 1999, respectively.

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

      The following summarizes certain financial data by business segment:

                                                                   THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                      SEPTEMBER 30,                    SEPTEMBER 30,
                                                                -------------------------         -------------------------
                                                                  1999             1998             1999             1998
                                                                --------         --------         --------         --------
                                                                                       (IN THOUSANDS)
Revenues
     Oilfield Marine Services ...........................       $ 48,328         $ 55,912         $ 91,442         $108,616
     Offshore Field Development .........................         20,263           28,697           44,329           56,351
     Advanced Technologies ..............................         31,814           25,433           63,494           43,986
                                                                --------         --------         --------         --------
            Total .......................................       $100,405         $110,042         $199,265         $208,953
                                                                ========         ========         ========         ========

Gross Margins (Revenues Less Cost of Services)
     Oilfield Marine Services ...........................       $  9,805         $ 12,452         $ 17,107         $ 24,162
     Offshore Field Development .........................          2,908            6,781            8,663           14,027
     Advanced Technologies ..............................          4,742            4,299           10,212            6,830
                                                                --------         --------         --------         --------
            Total .......................................       $ 17,455         $ 23,532         $ 35,982         $ 45,019
                                                                ========         ========         ========         ========

      There are no differences in the basis of segmentation or in the basis of measurement of segment profit or loss from those used in the consolidated financial statements for the fiscal year ended March 31, 1999.

6.    Comprehensive Income

      Effective April 1, 1998, Oceaneering adopted SFAS 130, "Reporting Comprehensive Income". This statement establishes standards for reporting and display of comprehensive income and its components. Comprehensive income is the total of net income and all non-owner changes in equity. The amounts of comprehensive income for each of the three and six-month periods ended September 30, 1999 and 1998 are as follows:

                                                               THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                  SEPTEMBER 30,                    SEPTEMBER 30,
                                                            ------------------------          ------------------------
                                                              1999             1998            1999             1998
                                                            -------          -------          -------          -------
                                                                                 (IN THOUSANDS)
Net Income Per Consolidated Statements of Income .....      $ 4,116          $ 7,895          $ 9,150          $14,470
Foreign Currency Translation Gains (Losses) ..........        1,837            1,318              523              876
                                                            -------          -------          -------          -------
Comprehensive Income .................................      $ 5,953          $ 9,213          $ 9,673          $15,346
                                                            =======          =======          =======          =======

           Amounts comprising other elements of comprehensive income in Shareholders' Equity:

                                                                   SEPTEMBER 30, 1999      MARCH 31, 1999
                                                                   ------------------    -----------------
                                                                                  (IN THOUSANDS)
Accumulated Foreign Currency Translation Adjustments ..........         $(9,369)               $(9,892)
                                                                        =======                =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

All statements in this Form 10-Q, other than statements of historical facts, including, without limitation, statements regarding our business strategy, plans for future operations, and industry conditions, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. We use a variety of internal and external data and management judgment in order to develop such forward-looking information. Although we believe that the expectations reflected in such forward-looking statements are reasonable, because of the inherent limitations in the forecasting process, as well as the relatively volatile nature of the industry in which we operate, we can give no assurance that such expectations will prove to have been correct. Accordingly, evaluation of our future prospects must be made with caution when relying on forward-looking information.

MATERIAL CHANGES IN FINANCIAL CONDITION

We consider our liquidity and capital resources adequate to support our operations and capital commitments. At September 30, 1999, we had working capital of $59 million, including $8 million of unrestricted cash; we had utilized $12 million of our available $80 million credit facility and $16 million was unused under uncommitted lines of credit.

Our capital expenditures were $27 million during the first six months of 2000, as compared to $52 million during the corresponding period of the prior fiscal year. Capital expenditures in 2000 consisted of additions to our fleet of remotely operated vehicles ("ROVs") and multiservice vessel construction. Prior fiscal year expenditures consisted of additions to our fleet of ROVs, multiservice vessel construction and subsea products facilities expansion.

Commitments for capital expenditures at September 30, 1999 were approximately $9 million for multiservice vessel construction.

RESULTS OF OPERATIONS

Consolidated revenue and margin information is as follows:

                                               THREE MONTHS ENDED                           SIX MONTHS ENDED
                                                  SEPTEMBER 30,                               SEPTEMBER 30,
                                        --------------------------------           ---------------------------------
                                           1999                   1998                 1999                  1998
                                        -----------          -----------           -----------           -----------
                                                                      (IN THOUSANDS)
Revenues ........................        $100,405              $110,042              $199,265              $208,953
Gross margin ....................          17,455                23,532                35,982                45,019
Gross margin % ..................              17%                   21%                   18%                   22%
Operating margin % ..............               8%                   12%                    8%                   12%


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

OILFIELD MARINE SERVICES.

Revenue and gross margin information is as follows:

                                        THREE MONTHS ENDED                    SIX MONTHS ENDED
                                           SEPTEMBER 30,                        SEPTEMBER 30,
                                  -----------------------------        ----------------------------
                                     1999                1998             1999              1998
                                  ----------         ----------        ----------       -----------
                                                           (IN THOUSANDS)
Revenues ...................       $ 48,328           $ 55,912          $ 91,442          $108,616
Gross margin ...............          9,805             12,452            17,107            24,162
Gross margin % .............             20%                22%               19%               22%


Revenues and gross margins for our Oilfield Marine Services segment decreased during 2000 compared to the corresponding periods of the prior year, primarily as a result of decreased worldwide demand for oilfield services and products due to a significant reduction in capital spending by oil and gas companies. This reduced demand effected our diving and related vessel services. Results from ROV operations were relatively flat as contributions from long-term ROV contracts offset declines in utilization of other units.

OFFSHORE FIELD DEVELOPMENT.

Revenue and gross margin information is as follows:

                                      THREE MONTHS ENDED                     SIX MONTHS ENDED
                                         SEPTEMBER 30,                         SEPTEMBER 30,
                                ------------------------------        -----------------------------
                                    1999              1998               1999               1998
                                -----------       ------------        -----------       -----------
                                                          (IN THOUSANDS)
Revenues .................        $20,263            $28,697            $44,329            $56,351
Gross margin .............          2,908              6,781              8,663             14,027
Gross margin % ...........             14%                24%                20%                25%


Revenues were lower in 2000 compared to the corresponding periods of the prior year as a result of decreased umbilical sales due to lower demand. Revenues and margins on engineering and project management related to mobile offshore production systems were also lower in 2000. Our new umbilical plant in Brazil made its first customer delivery in the second quarter. The contracts for the FPSOs OCEAN PRODUCER and SAN JACINTO have been extended to January 2001 and October 2000, respectively.

ADVANCED TECHNOLOGIES.

Revenue and gross margin information is as follows:

                                       THREE MONTHS ENDED                    SIX MONTHS ENDED
                                          SEPTEMBER 30,                       SEPTEMBER 30,
                                  -----------------------------       ---------------------------
                                      1999             1998              1999             1998
                                  -----------       -----------       -----------      ----------
                                                            (IN THOUSANDS)
Revenues .................          $31,814           $25,433           $63,494          $43,986
Gross margin .............            4,742             4,299            10,212            6,830
Gross margin % ...........               15%               17%               16%              16%


Revenues and gross margins for 2000 compared to the corresponding periods of the prior year reflect greater demand for engineering and manufacturing services.

OTHER.

Interest expense for the three and six-month periods ended September 30, 1999 increased compared to the corresponding periods of the prior year as we had higher debt levels. This debt had been incurred to fund the acquisition of additional equipment. Interest expense of $1,496,000 and $2,842,000 in 2000 was net of capitalized interest of

$410,000 and $800,000.

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

We have completed a comprehensive review of our operations to assess the capability of our process control, business and accounting systems to handle Year 2000 issues and, based on the results of our review, we are confident that our critical internal systems will be capable of operating without interruption during the period after December 31, 1999. We have also surveyed critical suppliers of goods and services to determine their readiness for the millennium change which will affect our overall Year 2000 Readiness.

Although we have not to date identified any material exposures, we are continuing to monitor our business systems, vendors and customers with whom we have a material relationship. Our business interruption contingency plans include responses to possible Year 2000 disruptions.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      (a) The Company held its Annual Meeting of Shareholders on August 20, 1999. The following matters were voted upon at the Annual Meeting:

            ELECTION OF DIRECTOR
            NOMINEE                      SHARES FOR          SHARES ABSTAINING
            --------------------         ----------          -----------------
            D. Michael Hughes            19,533,987              1,170,687


            Approval of the 1999 Incentive Plan. Oceaneering reserved 1,450,000 shares of Common Stock for use in its 1999 Incentive Plan, no more than 550,000 of which may be available for awards other than stock options or stock appreciation rights.


            SHARES FOR    SHARES AGAINST   SHARES ABSTAINING   SHARES NON-VOTING
            ----------    --------------   -----------------   -----------------
            14,470,801       4,148,191         140,505            1,945,177


            Ratification of the appointment of Arthur Andersen LLP as independent auditors for the Company.


            SHARES FOR               SHARES AGAINST         SHARES ABSTAINING
            ----------               --------------         -----------------
            20,455,227                  128,267                 121,180

                           PART II - OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

     (a)    Exhibits.

     10     Material Contracts

            10.1    1999 Restricted Stock Award Incentive Agreements

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


                                          OCEANEERING INTERNATIONAL, INC.
                                                  (Registrant)






Date: November 12, 1999            By: /s/ JOHN R. HUFF
                                           John R. Huff
                                           Chairman and Chief Executive Officer


Date: November 12, 1999            By: /s/ MARVIN J. MIGURA
                                           Marvin J. Migura
                                           Senior Vice President and Chief
                                           Financial Officer


Date: November 12, 1999            By: /s/ JOHN L. ZACHARY
                                           John L. Zachary
                                           Controller and Chief Accounting
                                           Officer