Form 10-Q
period 1999-12-31
OCEANEERING INTERNATIONAL INC
filed 2000-02-11
CIK 73756

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended DECEMBER 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________


                         Commission File Number 1-10945

                         OCEANEERING INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

             DELAWARE                                           95-2628227
----------------------------------                           ------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


                                  11911 FM 529
                                 Houston, Texas
                                      77041
                    ----------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (713) 329-4500
               --------------------------------------------------
              (Registrant's telephone number, including area code)


                                 NOT APPLICABLE
               --------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                 Yes  [X]   No  [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          CLASS                                  OUTSTANDING AT FEBRUARY 1, 2000
----------------------------                     -------------------------------
Common Stock, $.25 Par Value                              22,756,583 shares

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                 OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                        December 31,   March 31,
                                                            1999          1999
                                                        ------------   ---------
                                                        (UNAUDITED)    (AUDITED)
ASSETS

 Current Assets:
   Cash and cash equivalents ........................   $     11,104   $   8,367
   Accounts receivable (net of allowance
     for doubtful accounts of $500 and
     $398 at December 31 and March 31) ..............        110,490     103,838
   Prepaid expenses and other .......................         20,827      16,859
                                                        ------------   ---------
   Total current assets .............................        142,421     129,064
                                                        ------------   ---------
 Property and Equipment, at cost:
   Marine services equipment ........................        317,424     285,964
   Mobile offshore production equipment .............         54,988      53,808
   Buildings, improvements and other ................         77,047      72,960
                                                        ------------   ---------
                                                             449,459     412,732
   Less: accumulated depreciation ...................        192,130     170,993
                                                        ------------   ---------
   Net property and equipment .......................        257,329     241,739
                                                        ------------   ---------
  Goodwill (net of amortization of $6,252
   and $5,478) ......................................         11,104       9,426
                                                        ------------   ---------
 Investments and Other Assets .......................          8,589       7,114
                                                        ------------   ---------
   TOTAL ASSETS .....................................   $    419,443   $ 387,343
                                                        ============   =========
LIABILITIES AND SHAREHOLDERS' EQUITY

 Current Liabilities:
   Accounts payable .................................   $     23,497   $  23,481
   Accrued liabilities ..............................         61,492      54,608
   Income taxes payable .............................          8,835       9,271
   Current portion of long-term debt ................            317         306
                                                        ------------   ---------
   Total current liabilities ........................         94,141      87,666
                                                        ------------   ---------
 Long-term Debt, net of current portion .............        110,073     100,312
                                                        ------------   ---------
 Other Long-term Liabilities ........................         22,206      19,926
                                                        ------------   ---------
 Commitments and Contingencies

 Shareholders' Equity ...............................        193,023     179,439
                                                        ------------   ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ..........   $    419,443   $ 387,343
                                                        ============   =========


See Notes to Consolidated Financial Statements.

                 OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                          FOR THE THREE MONTHS ENDED         FOR THE NINE MONTHS ENDED
                                                                 DECEMBER 31,                       DECEMBER 31,
                                                        ------------------------------    ------------------------------
                                                            1999             1998              1999             1998
                                                        -------------    -------------    -------------    -------------
                                                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues ............................................   $     106,512    $      98,275    $     305,777    $     307,228
Cost of Services ....................................          88,329           76,782          251,612          240,716
Selling, General and Administrative Expenses ........           9,855           10,339           29,114           31,005
                                                        -------------    -------------    -------------    -------------
    Income from operations ..........................           8,328           11,154           25,051           35,507

Interest Income .....................................             128              319              422              664

Interest Expense, net of capitalized interest of $430          (1,619)          (1,141)          (4,461)          (2,333)
and $656, and $1,230 and $1,832

Other Expense, Net ..................................            (599)             (76)            (473)            (240)
                                                        -------------    -------------    -------------    -------------
    Income before income taxes ......................           6,238           10,256           20,539           33,598

Provision for Income Taxes ..........................          (2,243)          (3,905)          (7,394)         (12,777)
                                                        -------------    -------------    -------------    -------------
    Net Income ......................................   $       3,995    $       6,351    $      13,145    $      20,821
                                                        =============    =============    =============    =============
Basic Earnings per Share ............................   $        0.17    $        0.28    $        0.58    $        0.91

Diluted Earnings per Share ..........................   $        0.17    $        0.28    $        0.57    $        0.91

Weighted average number of common shares ............          23,165           22,590           22,752           22,785

Incremental shares from stock options ...............             158              132              271              212

Weighted average number of common shares and
  equivalents........................................          23,323           22,722           23,023           22,997

See Notes To Consolidated Financial Statements.

                 OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                           FOR THE NINE MONTHS
                                                                            ENDED DECEMBER 31,
                                                                           --------------------
                                                                             1999        1998
                                                                           --------    --------
                                                                              (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:

    Net Income .........................................................   $ 13,145    $ 20,821
                                                                           --------    --------
    Adjustments to reconcile net income to net cash provided by operating activities:

    Depreciation and amortization ......................................     24,864      21,619
    Currency translation adjustments and other .........................      2,256      (1,110)
    Decrease (increase) in accounts receivable .........................     (6,652)      7,114
    Increase in prepaid expenses and other current assets ..............     (3,968)     (6,365)
    Increase in other assets ...........................................       (946)        (47)
    Increase in current liabilities ....................................      7,228       5,284
    Increase in other long-term liabilities ............................      2,280       2,261
                                                                           --------    --------

    Total adjustments to net income ....................................     25,062      28,756
                                                                           --------    --------

NET CASH PROVIDED BY OPERATING ACTIVITIES ..............................     38,207      49,577
                                                                           --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment and other ......................    (43,144)    (83,048)
                                                                           --------    --------

NET CASH USED IN INVESTING ACTIVITIES ..................................    (43,144)    (83,048)
                                                                           --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Proceeds from long-term borrowings, net of costs ...................       --        98,537
    Net proceeds (payments) on revolving credit and other long-term debt      9,772     (54,201)
    Proceeds from issuance of common stock .............................      5,205       2,168
    Purchases of treasury stock ........................................     (7,303)     (5,495)
                                                                           --------    --------

NET CASH PROVIDED BY FINANCING ACTIVITIES ..............................      7,674      41,009
                                                                           --------    --------

NET INCREASE IN CASH AND CASH EQUIVALENTS ..............................      2,737       7,538

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR ..........................      8,367       9,064
                                                                           --------    --------

CASH AND CASH EQUIVALENTS - END OF PERIOD ..............................   $ 11,104    $ 16,602
                                                                           ========    ========

See Notes to Consolidated Financial Statements.

                 OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   Basis of Presentation and Significant Accounting Policies

     These Consolidated Financial Statements are unaudited and have been prepared pursuant to instructions for the Quarterly Report on Form 10-Q required to be filed with the Securities and Exchange Commission and do not include all information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles. Management has reflected all adjustments which it believes are necessary to present fairly Oceaneering's financial position at December 31, 1999 and its results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Oceaneering's Annual Report on Form 10-K for its fiscal year ended March 31, 1999. The results for interim periods are not necessarily indicative of annual results. Unless the context indicates otherwise, references to years indicate Oceaneering's fiscal years. For example, 2000 would refer to the current fiscal year ending March 31, 2000.

2.   Shareholders' Equity

     Shareholders' Equity consisted of the following:

                                                                  DECEMBER 31,    MARCH 31,
                                                                      1999          1999
                                                                  ------------    ---------
                                                                   (UNAUDITED)    (AUDITED)
                                                                        (IN THOUSANDS)
Common Stock, par value $0.25;
    90,000,000 shares authorized;
    24,017,046 shares issued ..................................   $      6,004    $   6,004
Additional paid-in capital ....................................         77,564       82,421
Treasury stock; 1,226,276 and 1,653,922 shares, at average cost        (16,339)     (22,803)
Retained earnings .............................................        136,854      123,709
Accumulated other elements of comprehensive income ............        (11,060)      (9,892)
                                                                  ------------    ---------
Total shareholders' equity ....................................   $    193,023    $ 179,439
                                                                  ============    =========

3.   Income Taxes

     Cash taxes paid were $7.1 million and $8.4 million for the first nine months of 2000 and 1999, respectively.

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

     The following summarizes certain financial data by business segment:

                                                     THREE MONTHS ENDED            NINE MONTHS ENDED
                                                        DECEMBER 31,                  DECEMBER 31,
                                                 ---------------------------   ---------------------------
                                                     1999           1998           1999           1998
                                                 ------------   ------------   ------------   ------------
                                                                       (IN THOUSANDS)
Revenues

     Oilfield Marine Services ................   $     53,801   $     46,252   $    145,243   $    154,868
     Offshore Field Development ..............         18,112         24,757         62,441         81,108
     Advanced Technologies ...................         34,599         27,266         98,093         71,252
                                                 ------------   ------------   ------------   ------------
            Total ............................   $    106,512   $     98,275   $    305,777   $    307,228
                                                 ============   ============   ============   ============
Gross Margins (Revenues less Cost of Services)

     Oilfield Marine Services ................   $      8,451   $      9,323   $     25,558   $     33,485
     Offshore Field Development ..............          2,862          5,560         11,525         19,587
     Advanced Technologies ...................          6,870          6,610         17,082         13,440
                                                 ------------   ------------   ------------   ------------
            Total ............................   $     18,183   $     21,493   $     54,165   $     66,512
                                                 ============   ============   ============   ============

     There are no differences in the basis of segmentation or in the basis of measurement of segment profit or loss from those used in the consolidated financial statements for the fiscal year ended March 31, 1999.

6.   Comprehensive Income

     Effective April 1, 1998, Oceaneering adopted SFAS 130, "Reporting Comprehensive Income". This statement establishes standards for reporting and display of comprehensive income and its components. Comprehensive income is the total of net income and all non-owner changes in equity. The amounts of comprehensive income for each of the three and nine-month periods ended December 31, 1999 and 1998 are as follows:

                                                        THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                          DECEMBER 31,                         DECEMBER 31,
                                                   ----------------------------    ----------------------------
                                                      1999             1998            1999           1998
                                                   ------------    ------------    ------------    ------------
                                                                        (IN THOUSANDS)
Net Income per Consolidated Statements of Income   $      3,995    $      6,351    $     13,145    $     20,821
Foreign Currency Translation Losses ............         (1,691)         (1,879)         (1,168)         (1,003)
                                                   ------------    ------------    ------------    ------------
Comprehensive Income ...........................   $      2,304    $      4,472    $     11,977    $     19,818
                                                   ============    ============    ============    ============

      Amounts comprising other elements of comprehensive income in Shareholders'
       Equity:

                                                            DECEMBER 31, 1999    MARCH 31, 1999
                                                            -----------------    --------------
                                                                        (IN THOUSANDS)
Accumulated Foreign Currency Translation Adjustments ....   $         (11,060)   $       (9,892)
                                                            =================    ==============

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

MATERIAL CHANGES IN FINANCIAL CONDITION

We consider our liquidity and capital resources adequate to support our operations and capital commitments. At December 31, 1999, we had working capital of $48 million, including $11 million of unrestricted cash; we had utilized $10 million of our available $80 million credit facility and $16 million was unused under uncommitted lines of credit.

Our capital expenditures were $44 million during the first nine months of 2000, as compared to $86 million during the corresponding period of the prior fiscal year. Capital expenditures in 2000 consisted of additions to our fleet of remotely operated vehicles ("ROVs") and multiservice vessel construction. Prior fiscal year expenditures consisted of additions to our fleet of ROVs, multiservice vessel construction and subsea products facilities expansion.

Commitments for capital expenditures at December 31, 1999 were approximately $79 million, including $70 million for the conversion of a jackup drilling rig to a mobile offshore production unit and $9 million for multiservice vessel construction. The mobile offshore production unit will be used for a three-year contract in Western Australia. Operations are anticipated to begin in mid calendar 2001.

RESULTS OF OPERATIONS

Consolidated revenue and margin information is as follows:

                               THREE MONTHS ENDED          NINE MONTHS ENDED
                                  DECEMBER 31,                DECEMBER 31,
                              ---------------------      ----------------------
                                1999          1998         1999          1998
                              --------      -------      --------      --------
                                              (IN THOUSANDS)
Revenues ................     $106,512      $98,275      $305,777      $307,228
Gross margin ............       18,183       21,493        54,165        66,512
Gross margin % ..........           17%          22%           18%           22%
Operating margin % ......            8%          11%            8%           12%


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

OILFIELD MARINE SERVICES.

Revenue and gross margin information is as follows:

                                 THREE MONTHS ENDED         NINE MONTHS ENDED
                                    DECEMBER 31,              DECEMBER 31,
                                ---------------------     ---------------------
                                  1999         1998         1999         1998
                                --------     --------     --------     --------
                                                 (IN THOUSANDS)

Revenues ...................    $ 53,801     $ 46,252     $145,243     $154,868
Gross margin ...............       8,451        9,323       25,558       33,485
Gross margin % .............          16%          20%          18%          22%


During the quarter, revenues for our Oilfield Marine Services segment improved on higher sales of diving and topside inspection services. However, gross margin percentage declined due to competitive pricing pressure on diving and related vessel operations. For the nine month period ending December 31, 1999, revenues and gross margin declined on lower sales and profitability derived from diving and related vessel operations. The financial contribution from ROV operations during both periods were relatively flat as contributions from long-term ROV contracts offset declines in utilization of other units.

OFFSHORE FIELD DEVELOPMENT.

Revenue and gross margin information is as follows:

                                    THREE MONTHS ENDED      NINE MONTHS ENDED
                                       DECEMBER 31,            DECEMBER 31,
                                   --------------------    --------------------
                                     1999        1998        1999        1998
                                   --------    --------    --------    --------
                                                   (IN THOUSANDS)
Revenues .......................   $ 18,112    $ 24,757    $ 62,441    $ 81,108
Gross margin ...................      2,862       5,560      11,525      19,587
Gross margin % .................         16%         22%         18%         24%


Revenues and gross margin declined in the current fiscal year periods on lower umbilical sales and reduced contributions from mobile offshore production system related engineering and project management work. During the quarter, we sold the Zeus, a former jackup drilling rig, at a small loss as this asset no longer fit with opportunities we are pursuing. The financial impact of this asset disposition is included in this business segment's gross margin reported for the current quarter.

ADVANCED TECHNOLOGIES.

Revenue and gross margin information is as follows:

                                    THREE MONTHS ENDED      NINE MONTHS ENDED
                                       DECEMBER 31,           DECEMBER 31,
                                   --------------------    --------------------
                                     1999        1998        1999        1998
                                   --------    --------    --------    --------
                                                   (IN THOUSANDS)

Revenues .......................   $ 34,599    $ 27,266    $ 98,093    $ 71,252
Gross margin ...................      6,870       6,610      17,082      13,440
Gross margin % .................         20%         24%         17%         19%


For the quarter, increased revenues were achieved from higher sales of civil engineering project work, diving services, and other engineering and manufacturing services. During this period we performed a large outfall project in Asia using resources from the Oilfield Marine Services group. Gross margin remained essentially unchanged primarily due to a lower profit contribution from subsea telecommunication cable services.

For the nine months ending December 31, 1999, revenues and gross margin improved on higher sales of engineering and manufacturing services, civil engineering project work, search and recovery services and the previously mentioned outfall project.

OTHER.

Interest expense for the three and nine-month periods ended December 31, 1999 increased compared to the corresponding periods of the prior year as we had higher debt levels. This debt had been incurred to fund the acquisition of additional equipment and expansion of subsea products production capacity. Interest expense of $1,619,000 and $4,461,000 in 2000 was net of capitalized interest of $430,000 and $1,230,000.

The provisions for income taxes were related to U.S. income taxes which we provided at estimated annual effective rates using assumptions as to earnings and other factors which would affect the tax calculation for the remainder of the fiscal year, and to the operations of foreign branches and subsidiaries which were subject to local income and withholding taxes.

YEAR 2000.

We completed a comprehensive review of our operations to assess the capability of our process control, business and accounting systems to handle Year 2000 issues. To date, we have not experienced any significant computer or systems problems related to the Year 2000. As a result of these findings, we do not anticipate any material adverse effects regarding Year 2000 compliance on our consolidated results of operations, financial position or cash flows.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There are no material changes from the information provided in Item 7A of Oceaneering's Annual Report on Form 10-K for the fiscal year ended March 31, 1999.

                           PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits.

          3    Articles of Incorporation and By-laws

               3.1  Amended and Restated By-laws

          10   Material Contracts

               10.1 Amended and Restated Supplemental Executive Retirement Plan

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

                                       OCEANEERING INTERNATIONAL, INC.
                                               (Registrant)



Date:  February 11, 2000                By: //s// JOHN R. HUFF
                                            John R. Huff
                                            Chairman and Chief Executive Officer





Date:  February 11, 2000                By: //s// MARVIN J. MIGURA
                                            Marvin J. Migura
                                            Senior Vice President and Chief
                                            Financial Officer

Date:  February 11, 2000                By: //s// JOHN L. ZACHARY
                                            John L. Zachary
                                            Controller and Chief Accounting
                                            Officer