Form 10-K405
period 2000-03-31
OCEANEERING INTERNATIONAL INC
filed 2000-06-28
CIK 73756

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K


[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE
     ACT OF 1934 For the fiscal year ended March 31, 2000

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

    TITLE OF EACH CLASS                                  NAME OF EACH EXCHANGE
                                                         ON WHICH REGISTERED
    Common Stock, $0.25 par value                        New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X], No [ ].

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] , No [ ].

    Aggregate market value of the voting stock held by non-affiliates of the registrant at June 22, 2000 based upon the closing sale price of the Common Stock on the New York Stock Exchange: $437,140,000

    Number of shares of Common Stock outstanding at June 22, 2000: 22,910,275

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the proxy statement relating to the registrant's 2000 annual meeting of shareholders, to be filed on or before July 31, 2000 pursuant to Regulation 14A of the Securities and Exchange Act of 1934 are incorporated by reference to the extent set forth in Part III, Items 10-13 of this report.

                                     PART 1

ITEM 1.  BUSINESS.

GENERAL DEVELOPMENT OF BUSINESS

Oceaneering International, Inc. is an advanced applied technology company that provides a comprehensive range of integrated technical services and hardware to customers who operate in marine, space and other harsh environments. Oceaneering was organized in 1969 out of the combination of three diving service companies founded in the early 1960s. Since our establishment, we have concentrated on the development and marketing of underwater services and products requiring the use of advanced deepwater technology. We are one of the world's largest underwater services contractors. We provide most of our services and products to the oil and gas industry. These include drilling support, subsea construction, design, lease and operation of production systems, facilities maintenance and repair, specialty subsea hardware and specialized onshore and offshore engineering and inspection. We operate in the United States and 22 other countries. Our international operations, principally in the North Sea, Africa and the Far East, accounted for approximately 50% of our 2000 revenues, or $209 million.

    This year we are increasing our reporting segments from three to five to assist the investment community in better understanding our company. The segments are contained within two businesses - services and products provided to the offshore oil and gas industry ("Offshore Oil and Gas") and all other services and products ("Advanced Technologies" or "ADTECH"). Our business segments within the Offshore Oil and Gas business are Remotely Operated Vehicles ("ROVs"), Subsea Products, Mobile Offshore Production Systems ("MOPS") and Other Services. We are reporting our ADTECH business as one segment.

    In each of our businesses, we have been concentrating on expanding our capabilities to provide technical solutions to customers operating in harsh environments.

    Unless the context indicates otherwise, references to years indicate fiscal years. For example, 2000 refers to the twelve-month period ended March 31, 2000.

OFFSHORE OIL AND GAS. In the last few years, the focus of our Offshore Oil and Gas business has been toward increasing our asset base for servicing deepwater projects and subsea completions. Prior to 1996, we purchased most of our remotely operated vehicles ("ROVs"), which are submersible vehicles operated from the surface and widely used in the offshore oil and gas industry. However, in response to increased demand for more powerful systems operating in deeper water, we expanded our capabilities and established an in-house facility to design and build ROVs to meet the continued expansion of our ROV fleet. We have built over 50 ROV systems and we are producing all our new ROVs in-house.

    In addition to the ROV expansion, we also committed to the construction of two dynamically positioned multiservice vessels ("MSVs"), the OCEAN INTERVENTION and the OCEAN INTERVENTION II, the first of which went into service in November 1998. These vessels can carry and install significant lengths of coiled tubing or umbilicals required to bring subsea well completions into production (tie-back to production facilities). The MSVs have been designed for use in pipeline or flowline tie-ins, pipeline crossings, subsea hardware interventions and riser and jumper spool installations.

    Through Oceaneering Multiflex ("Multiflex"), we are the world's largest provider of subsea hydraulic and electrohydraulic thermoplastic umbilicals. These umbilicals are the means by which offshore operators control subsea wellhead hydrocarbon flow rates. We entered this market in March 1994 through our purchase of the operating subsidiaries of Multiflex International Inc. During 1999, we constructed a new umbilical plant in Brazil and relocated, modernized and increased the capabilities of our umbilical manufacturing facility in Scotland. The plant in Brazil began operations in fiscal year 1999 and the plant in Scotland was commissioned in early fiscal year 2000.

    We own two mobile offshore production systems ("MOPS"), the PB SAN JACINTO, acquired in December 1997 and under contract offshore Indonesia, and the floating production, storage and offloading system ("FPSO") OCEAN PRODUCER, which has been operating offshore West Africa since December 1991. In November 1999, we contracted to provide a MOPS unit for development of oil fields offshore Western Australia. We are presently converting a jackup drilling rig to a MOPS unit for this contract. We anticipate having the unit on location by January 2001 and our customer oil companies expect production to begin in mid-calendar 2001. In November 1995, we contracted with a major oil company for the provision of an FPSO. We converted a crude oil tanker and delivered the FPSO ZAFIRO PRODUCER to its first operational location off West Africa in August 1996. In December 1996, the customer exercised an option to purchase the FPSO. We continue to participate as a member of the customer's integrated team to operate and enhance the FPSO's production facilities.

K2

ADVANCED TECHNOLOGIES. In 1992 and 1993, we purchased two businesses that formed the basis of our Advanced Technologies segment. The first business designed, developed and operated robotic systems and ROVs specializing in the non-oilfield market. This business is the basis for our expansion into telecommunications cable laying and burial and commercial theme park animation. The second business designed, developed and fabricated spacecraft hardware and high temperature insulation products.

    We intend to continue our strategy of acquiring, as opportunities arise, additional assets or businesses, to improve our market position or expand into related service and product lines, either directly through merger, consolidation or purchase, or indirectly through joint ventures. We are also applying our skills and technology in further developing business unrelated to the oil and gas industry and performing services for government agencies and firms in the telecommunications, aerospace and civil engineering and construction industries.

FINANCIAL INFORMATION ABOUT SEGMENTS

For financial information about our business segments, please see the table in
Note 6 of the Notes to Consolidated Financial Statements in this report, which presents revenues, income from operations, identifiable assets, capital expenditures and depreciation and amortization by business segment for the years ended March 31, 2000, 1999 and 1998.

DESCRIPTION OF BUSINESS

OFFSHORE OIL AND GAS

Our Offshore Oil and Gas business consists of ROVs, Subsea Products, MOPS and Other Services.

ROVS. ROVs are submersible vehicles operated from the surface. They are widely used in the offshore oil and gas industry for a variety of underwater tasks including drill support, installation and construction support, pipeline inspection and surveys and subsea production facility operation and maintenance. ROVs may be outfitted with manipulators, sonar, video cameras, specialized tooling packages and other equipment or features to facilitate the performance of specific underwater tasks. We use ROVs at water depths or in situations where the use of divers would be uneconomical or infeasible. We own 95 work class ROVs and are the industry leader in providing ROV services on deepwater wells, which are the most technically demanding. We believe we operate the largest and most technically advanced fleet of ROVs in the world.

SUBSEA PRODUCTS. We manufacture a variety of build-to-order specialty subsea hardware to ISO 9001 quality requirements. These products include hydraulic, electro-hydraulic and steel tube umbilicals; production control equipment; pipeline repair systems; and ROV tooling and work packages. We market these products under the trade names Multiflex and Oceaneering Intervention Engineering ("OIE").

    Subsea umbilicals and production control equipment are the means by which offshore well operators control subsea wellhead hydrocarbon flow, monitor downhole and wellhead conditions and perform chemical injection. Pipeline repair systems make the effective repair of pipelines and risers possible without requiring underwater welding. ROV tooling and work packages provide the operational link between an ROV and permanently installed equipment located on the sea floor.

MOBILE OFFSHORE PRODUCTION SYSTEMS. We presently own two operating MOPS units, the OCEAN PRODUCER and the SAN JACINTO and are converting a third, the OCEAN LEGEND, from a jackup drilling rig. In addition, we operate and maintain the ZAFIRO PRODUCER on behalf of a major oil company.

    We also undertake engineering and project management of MOPS-related projects. We have managed the conversion of a jackup to a production unit and in-field modifications to the ZAFIRO PRODUCER. We also perform engineering studies for customers evaluating MOPS field development projects. In addition, we own two out-of-service semi-submersible offshore rigs and a tanker, each capable of being converted to a MOPS unit or other suitable service.

OTHER SERVICES. We provide oilfield diving, non-destructive inspection and testing services and supporting vessel operations, which are utilized principally in inspection, repair and maintenance activities. We also perform subsea intervention and hardware installation services from our Ocean Intervention-class vessels. These services include: subsea well tie-backs; pipeline/flowline tie-ins and repairs; pipeline crossings; and umbilical, riser and jumper spool installations.

    We supply commercial diving services to the oil and gas industry using the traditional techniques of air, mixed gas and saturation diving, all of which use surface-supplied breathing gas. We do not use divers in water depths greater than 1,000 feet. We also use atmospheric diving systems, which enclose the operator in a surface pressure diving suit, in water depths up to 2,300 feet.

                                                                              K3

    Through our Solus Schall division ("Solus Schall"), we offer a wide range of inspection services to customers required to obtain third-party inspections to satisfy contractual structural specifications, internal safety standards or regulatory requirements. We focus on the inspection of pipelines and onshore fabrication of offshore facilities for the oil and gas industry. Certain of Solus Schall's pipeline inspection activities are performed through the use of specialized x-ray crawlers, which travel independently inside pipelines, stopping to perform radiographic inspection of welds.

ADVANCED TECHNOLOGIES

Our ADTECH segment provides underwater intervention, engineering services and related manufacturing to meet a variety of industrial requirements, including ship husbandry, search and recovery, subsea telecommunications cable installation, maintenance and repair, civil works projects and commercial theme park animation. We do this in part by extending the use of existing assets and technology developed in oilfield operations to new applications.

    We work for customers having specialized requirements in underwater or other environments outside the oil and gas industry. We provide deep ocean search and recovery services for governmental bodies, including the U.S. Navy. In other services for the Navy, we provide various engineering and underwater services ranging from aircraft salvage and recovery operations to inspection and maintenance of the Navy's fleet of surface ships and submarines. Through a joint venture, we also maintain and operate deepwater cable lay and maintenance vehicles.

    We design and operate ROVs that are capable of being worked in water depths to 25,000 feet. Our other specialized equipment includes ROV cable lay and maintenance equipment rated to 5,000 feet and deep tow, side scan sonar systems designed for use in depths to 20,000 feet. In 2000, we located and recovered the Mercury space capsule LIBERTY BELL 7 from a water depth of 16,100 feet.

    We also design and develop specialized tools and build ROV systems to customer specifications for use in deepwater and hazardous environments.

    As part of ADTECH, Oceaneering Space and Thermal Systems ("OSTS") directs our efforts towards applying undersea technology and experience in the space industry. We have worked with the National Aeronautics and Space Administration ("NASA") and NASA subcontractors on a variety of projects including portable life-support systems, tools and robotic systems and standards and guidelines to ensure robotic compatibility for space station equipment and payloads. OSTS also supports NASA by producing space shuttle crew support equipment, including the design, development and fabrication of spacecraft extravehicular and intravehicular hardware and soft goods, air crew life-support equipment, mechanical and electromechanical devices and high temperature insulation. OSTS' activities substantially depend on continued government funding for space programs.

MARKETING

OFFSHORE OIL AND GAS. Oil and gas exploration and development expenditures fluctuate from year to year. In particular, budgetary approval for more expensive drilling and production in deepwater, an area in which we have a high degree of focus, may be postponed or suspended during periods when exploration and production companies reduce their offshore capital spending.

    We market our ROVs, Subsea Products and Other Services to domestic, international and foreign national oil and gas companies engaged in offshore exploration, development and production. We also provide services as a subcontractor to other oilfield service companies operating as prime contractors. Customers for these services typically award contracts on a competitive bid basis. These contracts are typically short-term in duration.

    We market our Mobile Offshore Production Systems primarily to international and foreign national oil and gas companies. We offer MOPS for extended well testing, early production and development of marginal fields and prospects in areas lacking pipelines and processing infrastructure. MOPS contracts are typically awarded on a competitive basis, generally for periods of one or more years.

ADVANCED TECHNOLOGIES. We market our marine services and related engineering services to government agencies, major defense contractors, NASA subcontractors and telecommunications, construction and other industrial customers outside the energy sector. We also market to insurance companies, salvage associations and other customers who have requirements for specialized operations in deep water.

MAJOR CUSTOMERS. Our top five customers in each of 2000, 1999 and 1998 accounted for approximately 25%, 25% and 26%, respectively, of our consolidated revenues. No single customer accounted for more than 10% of our consolidated revenues in any of those three years. While we do not depend on any one customer, the loss of one of our significant customers could, at least on a short-term basis, have an adverse effect on our results of operations.

K4

COMPETITION

Our businesses are highly competitive.

OFFSHORE OIL AND GAS. ROVS. We are the world's largest owner/operator of work class ROVs employed in oil and gas related operations, with an estimated 28% market share. At March 31, 2000 we had 95 work class ROVs in service. We compete with several major companies on a worldwide basis and with numerous others operating locally in various areas. We have fewer competitors in deeper water depths, as more sophisticated equipment and technology is needed in deeper water. We estimate that we provided ROV drilling support on approximately 50% of the wells drilled worldwide in water depths of 1,000 feet or more and approximately 65% of the wells drilled worldwide in water depths of 3,000 feet or more.

    Competition for ROV services historically has been based on equipment availability, location of or ability to deploy the equipment, quality of service and price. The relative importance of these factors can vary from year to year based on market conditions. The ability to develop improved equipment and techniques and to attract and retain skilled personnel is also an important competitive factor in our markets.

MOPS. We believe we are well positioned to compete in the MOPS market through our ability to identify and offer optimum solutions, supply equipment and utilize the expertise in associated subsea technology and offshore construction and operations gained through our extensive operational experience worldwide. We are one of many companies that offer leased MOPS units.

SUBSEA PRODUCTS. Although there are many competitors offering either specialized products or operating in limited geographic areas, we believe we are one of two companies that compete on a worldwide basis for the provision of thermoplastic subsea control umbilical cables.

OTHER SERVICES. We believe we are one of several companies that provide underwater services on a worldwide basis. We compete for contracts with the other worldwide companies and numerous others operating locally in various areas. We believe that our ability to provide a wide range of underwater services, including technological applications in deeper water (greater than 1,000 feet) on a worldwide basis, should enable us to compete effectively in the oilfield exploration and development market. In some cases involving projects that require less sophisticated equipment, small companies have been able to bid for contracts at prices uneconomic to us.

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

    Frequently, oil and gas companies use prequalification procedures that reduce the number of prospective bidders for their projects. In some countries, political considerations tend to favor local contractors.

ADVANCED TECHNOLOGIES. We believe our specialized ROV assets and experience in deepwater operations give us an advantage in obtaining contracts in water depths greater than 5,000 feet. We have fewer competitors in deeper water depths, due to the advanced technical knowledge and sophisticated equipment required for deepwater operations.

    Engineering services is a very broad market with a large number of competitors. We compete in specialized areas in which we can combine our extensive program management experience, mechanical engineering expertise and the capability to continue the development of conceptual project designs into the manufacture of prototype equipment.

    We also use the administrative and operational support structures of our Offshore Oil and Gas business to identify opportunities in foreign countries and to provide additional local support for services provided to ADTECH's customers.

SEASONALITY, BACKLOG AND RESEARCH AND DEVELOPMENT

A material amount of our consolidated revenues is generated from contracts for marine services in the Gulf of Mexico and North Sea, which are usually more active from April through November compared to the rest of the year. However, our exit from the diving sector in the North Sea in early 1998 and the substantial number of multi-year ROV contracts we entered into since 1997 have reduced the seasonality of our ROV and Other Services operations. Revenues in our MOPS, Subsea Products and Advanced Technologies segments are generally not seasonal.

                                                                              K5

    The amounts of backlog orders we believe to be firm as of March 31, 2000 and 1999 were as follows:

                                 AS OF MARCH 31, 2000      AS OF MARCH 31, 1999
                               -----------------------   -----------------------
                                    (IN MILLIONS)             (IN MILLIONS)

Offshore Oil and Gas             TOTAL        1 + YR*      TOTAL        1 + YR*
                               ----------   ----------   ----------   ----------
    ROVs ..................... $      208   $      129   $      125   $       77
    Subsea Products ..........         39         --             17         --
    MOPS .....................        108           94           11         --
    Other Services ...........         42           15           55           26
                               ----------   ----------   ----------   ----------

Total Offshore Oil and Gas ...        397          238          208          103

ADTECH .......................         51            1           48            8
                               ----------   ----------   ----------   ----------
     Total ................... $      448   $      239   $      256   $      111
                               ==========   ==========   ==========   ==========

    * Represents amounts that were not expected to be performed within one year.

    No material portion of our business is subject to renegotiation of profits or termination of contracts by the United States government.

    Our research and development expenditures were approximately $4 million, $5 million and $4 million during 2000, 1999 and 1998, respectively. These amounts do not include the expenditures by others in connection with joint research activities in which we participated or expenditures we incurred in connection with research conducted during the course of performing our operations.

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

    While not a formal requirement, within our Offshore Oil and Gas business we maintain various quality management systems. Our quality management systems in the United Kingdom and Norway are certified to the equivalent of ISO 9001 and cover all our Offshore Oil and Gas products and services. The quality management systems of OIE, Multiflex-US, Multiflex-UK and Multiflex-Brazil units of our Subsea Products segment are each certified to ISO 9001 for their products and services. The quality systems of both the OSTS and Oceaneering Technologies units of ADTECH are also certified to ISO 9001. ISO 9001 is an internationally recognized verification system for quality management established by the International Standards Organization.

RISKS AND INSURANCE

Our operations are subject to all the risks normally incident to offshore exploration, development and production, including claims under U.S. maritime laws. These risks could result in damage to or loss of property, suspension of operations and injury to or death of personnel. We insure our real and personal property and equipment. Our vessels are insured against damage or loss including war and pollution risks. We also carry workers' compensation, maritime employer's liability, general liability, including third-party pollution and other insurance customary in our businesses. We carry our insurance at levels of coverage and deductibles which we consider financially prudent. On some contracts, we may have certain risks for loss or damage to the customer's facilities or for unexpected weather delays, which we may cover by special insurance when we deem it advisable. In some jurisdictions, claims in personal injury actions against us may include claims for amounts of punitive damages that may not be covered by insurance.

    The primary industry that we serve, oil and gas exploration and production, is a cyclical industry and remains volatile, resulting in potentially large fluctuations in demand for our Offshore Oil and Gas business, which could result in significant changes in our revenues and profits. Although this industry continues to be our principal market, we also perform services for government agencies and firms in the telecommunications, aerospace and marine engineering and construction industries.

    We operate primarily as a services company under dayrate contracts. However, we also own certain specialized capital assets which, if not fully utilized, could have a negative effect on cash resources as a result of continuing fixed operating costs and reduced revenues.

    We conduct a significant part of our operations outside the United States. For the years ended March 31, 2000, 1999 and 1998, foreign operations accounted for 50%, 48% and 51% of our consolidated revenues, respectively.

K6

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

EMPLOYEES

As of March 31, 2000, we had approximately 3,200 employees. Our workforce varies seasonally and peaks during the summer months. Approximately 7% of our employees are represented by unions. We consider our relations with our employees to be satisfactory.

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

For financial information about our geographic areas of operation, please see the table in Note 6 of the Notes to Consolidated Financial Statements in this report, which presents revenues and assets attributable to each of our geographic areas for the years ended March 31 2000, 1999 and 1998.

ITEM 2. PROPERTIES.

See Item 1 - "Business - Description of Business - Offshore Oil and Gas" and "Business - Description of Business - Advanced Technologies" for a description of equipment and manufacturing facilities used in providing our services and products.

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

OFFSHORE OIL AND GAS. In general, the ROV and Other Services segments share facilities. The largest location is in Morgan City, Louisiana and consists of ROV manufacturing and training facilities, open and covered storage space and offices. The Morgan City facilities primarily support operations in the United States. The regional support offices for our North Sea and Southeast Asia operations are located in Aberdeen, Scotland and Singapore, respectively. We also have operational bases in various other locations, the most significant of which are in Norway, the United Arab Emirates and Nigeria. These facilities are located on leased properties.

    We use workshop and office space in Houston, Texas in both our MOPS and Subsea Products business segments. Our manufacturing facilities are located in the Houston, Texas, Edinburgh, Scotland and Rio de Janeiro, Brazil areas. Operations of the FPSO OCEAN PRODUCER and PB SAN JACINTO are supported through our regional offices in Aberdeen and Singapore, respectively. Operations of the MOPU OCEAN LEGEND will be supported from our office in Perth, Australia that we opened in 2000. The manufacturing facilities are located on properties we own; the other facilities are on properties we lease.

ADVANCED TECHNOLOGIES. ADTECH's primary facilities are leased offices and workshops in Upper Marlboro, Maryland, which support our services for the U.S. Navy and our commercial theme park animation activities. We also lease facilities in Houston, Texas, which primarily support OSTS and our subsea telecommunications installation joint venture.

ITEM 3. LEGAL PROCEEDINGS.

In the ordinary course of business, we are subject to actions for damages alleging personal injury under the general maritime laws of the United States, including the Jones Act, for alleged negligence. We report actions for personal injury to our insurance carriers and believe that the settlement or disposition of such suits will not have a material effect on our financial position or results of operations. For additional information, see "Commitments and Contingencies - Litigation" in Note 5 of the Notes to Consolidated Financial Statements included in this report.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to a vote of our security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the year ended March 31, 2000.

                                                                              K7

EXECUTIVE OFFICERS OF THE REGISTRANT.

EXECUTIVE OFFICERS. The following information relates to our executive officers as of June 1, 2000:

                                                                       OFFICER  EMPLOYEE
NAME                          AGE                 POSITION              SINCE    SINCE
--------------                ---       ------------------------------ -------  --------
John R. Huff                  54        Chairman of the Board and         1986      1986
                                        Chief Executive Officer

T. Jay Collins                53        President and
                                        Chief Operating Officer           1993      1993

Marvin J. Migura              49        Senior Vice President and         1995      1995
                                        Chief Financial Officer

Bruce L. Crager               47        Senior Vice President             1988      1988

M. Kevin McEvoy               49        Senior Vice President             1990      1979

George R. Haubenreich, Jr.    52        Senior Vice President, General    1988      1988
                                        Counsel and Secretary

John L. Zachary               46        Controller and Chief              1998      1988
                                        Accounting Officer

Each executive officer serves at the discretion of our Chief Executive Officer and our Board of Directors and is subject to reelection or reappointment each year after the annual meeting of our shareholders. We do not know of any arrangement or understanding between any of the above persons and any other person or persons pursuant to which he was selected or appointed as an officer. There are no family relationships between any director or executive officer.

BUSINESS EXPERIENCE. John R. Huff joined Oceaneering as a director, President and Chief Executive Officer in 1986. He was elected Chairman of the Board in August 1990. He is a director of BJ Services Company, Suncor Energy Inc. and Triton Energy Limited.

T. Jay Collins, President and Chief Operating Officer, joined Oceaneering in October 1993 as Senior Vice President and Chief Financial Officer. In May 1995, he was appointed Executive Vice President - Oilfield Marine Services and held that position until attaining his present position in November 1998. He is a director of Friede Goldman Halter, Inc.

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

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS.

We are including the following discussion to inform our existing and potential security holders generally of some of the risks and uncertainties that can affect our company and to take advantage of the "safe harbor" protection for forward-looking statements that applicable federal securities law affords.

K8

    From time to time, our management or persons acting on our behalf make forward-looking statements to inform existing and potential security holders about our company. These statements may include projections and estimates concerning the timing and success of specific projects and our future backlog, revenues, income and capital spending. Forward-looking statements are generally accompanied by words such as "estimate," "project," "predict," "believe," "expect," "anticipate," "plan," "goal" or other words that convey the uncertainty of future events or outcomes. In addition, sometimes we will specifically describe a statement as being a forward-looking statement and refer to this cautionary statement.

    In addition, various statements this report contains, including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, are forward-looking statements. Those forward-looking statements appear in Item 1 - "Business," Item 2 - "Properties" and Item 3 - "Legal Proceedings" in Part I of this report and in Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations," Item 7A - "Quantitative and Qualitative Disclosures About Market Risk" and in the Notes to Consolidated Financial Statements incorporated into
Item 8 of Part II of this report and elsewhere in this report. These forward-looking statements speak only as of the date of this report, we disclaim any obligation to update these statements, and we caution you not to rely unduly on them. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks, contingencies and uncertainties relate to, among other matters, the following:

    o  general economic and business conditions and industry trends;
    o  the continued strength of the industry segments in which we are involved;
    o decisions about offshore developments to be made by oil and gas companies;
    o  the highly competitive nature of our businesses;
    o our future financial performance, including availability, terms and deployment of capital;
    o  the continued availability of qualified personnel;
    o operating risks normally incident to offshore exploration, development and production operations;
    o changes in, or our ability to comply with, government regulations, including those relating to the environment;
    o  rapid technological changes; and
    o social, political and economic situations in foreign countries where we do business.

    We believe the items we have outlined above are important factors that could cause our actual results to differ materially from those expressed in a forward-looking statement made in this report or elsewhere by us or on our behalf. We have discussed most of these factors in more detail elsewhere in this report. These factors are not necessarily all the important factors that could affect us. Unpredictable or unknown factors we have not discussed in this report could also have material adverse effects on actual results of matters that are the subject of our forward-looking statements. We do not intend to update our description of important factors each time a potential important factor arises. We advise our security holders that they should (1) be aware that important factors we do not refer to above could affect the accuracy of our forward-looking statements and (2) use caution and common sense when considering our forward-looking statements.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

Oceaneering's common stock is listed on the New York Stock Exchange under the symbol OII. The following table sets forth, for the periods indicated, the high and low sales prices for our common stock as reported on the New York Stock Exchange (consolidated transaction reporting system) (the "NYSE"):

                             FISCAL 2000           FISCAL 1999
                         -------------------   -------------------
                           HIGH       LOW        HIGH       LOW
                         --------   --------   --------   --------
For the quarter ended:
       June 30 .......    $18 1/8   $13 3/16   $     24    $17 3/8
       September 30 ..     23 5/8         16     18 1/8      8 3/4
       December 31 ...         18     12 1/8     15 3/4   10 11/16
       March 31 ......    20 9/16    13 9/16     15 3/4      9 1/2

                                                                              K9

    On June 22, 2000, there were 517 holders of record of our Common Stock. On that date, the closing sales price, as quoted on the NYSE, was $19.75. We have not made any Common Stock dividend payments since 1977 and we currently have no plans to pay cash dividends. Our credit agreements contain restrictions on the payment of dividends. See Note 3 to Notes to Consolidated Financial Statements included in this report.

ITEM 6.  SELECTED FINANCIAL DATA.

RESULTS OF OPERATIONS:

                                                                                       YEARS ENDED MARCH 31,
                                                                --------------------------------------------------------------------
 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                         2000           1999           1998           1997           1996
                                                                --------       --------       --------       --------       --------
Revenues ................................................       $416,820       $400,322       $358,121       $368,773       $289,506
Cost of services (1) ....................................        345,178        314,638        282,830        290,801        234,731
                                                                --------       --------       --------       --------       --------
Gross margin ............................................         71,642         85,684         75,291         77,972         54,775
Selling, general and administrative expenses ............         39,343         41,328         39,009         36,363         34,589
                                                                --------       --------       --------       --------       --------
Income from operations ..................................       $ 32,299       $ 44,356       $ 36,282       $ 41,609       $ 20,186
                                                                ========       ========       ========       ========       ========


Net income ..............................................       $ 16,784       $ 25,707       $ 22,001       $ 19,445       $ 12,357
Diluted earnings per share ..............................           0.73           1.12           0.93           0.81           0.53
Depreciation and amortization (2) .......................         33,948         29,961         23,176         32,687         20,567
Capital expenditures ....................................         80,758        102,014         94,413         79,599         57,171

OTHER FINANCIAL DATA:

                                                                                     AS OF MARCH 31,
                                                    --------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT RATIOS)                         2000              1999              1998              1997              1996
                                                    --------          --------          --------          --------          --------
Working capital ratio ....................              1.55              1.47              1.52              1.55              1.62
Working capital ..........................          $ 52,775          $ 41,398          $ 44,890          $ 52,962          $ 42,427
Total assets .............................           450,976           387,343           316,543           268,255           256,096
Long-term debt ...........................           128,000           100,312            54,626              --              48,000
Total debt ...............................           128,312           100,618            54,919              --              48,183
Shareholders' equity .....................           195,700           179,439           160,322           156,334           127,098

(1) 1997 includes a $25,047 gain on the disposition of an FPSO, a $7,980 impairment adjustment and a $7,980 provision for special drydocking.

(2) 1997 includes a $7,980 impairment adjustment.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

All statements in this Form 10-K, other than statements of historical facts, including, without limitation, statements regarding our business strategy, plans for future operations and industry conditions, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to various risks, uncertainties and assumptions, including those we refer to under the heading "Cautionary Statement Concerning Forward-Looking Statements" in Part I of this report. Although we believe that the expectations reflected in such forward-looking statements are reasonable, because of the inherent limitations in the forecasting process, as well as the relatively volatile nature of the industries in which we operate, we can give no assurance that those expectations will prove to have been correct. Accordingly, evaluation of our future prospects must be made with caution when relying on forward-looking information.

LIQUIDITY AND CAPITAL RESOURCES

We consider our liquidity and capital resources adequate to support our operations and internally generated growth initiatives. At March 31, 2000, we had working capital of $53 million. Additionally, we had $102 million available under committed credit facilities and $12 million was unused under uncommitted lines of credit.

    We expect operating cash flow to meet our ongoing annual cash requirements, including debt service. Net income plus depreciation and amortization (commonly referred to as cash flow from operations) was $51 million for 2000 compared to $56 million and $45 million for 1999 and 1998, respectively.

    Working capital was $53 million at the end of 2000 compared to $41 million at the end of 1999 and $45 million at the end of 1998.

K10

    Capital expenditures for the years ended March 31, 2000, 1999 and 1998 were $81 million, $102 million and $94 million, respectively. Capital expenditures in 2000 consisted of construction costs for our second dynamically positioned multiservice support vessel ("MSV"), additions to our ROV fleet and the start of the conversion of a jackup drilling rig to a mobile offshore production unit ("MOPU") for initial use offshore Western Australia under a three-year contract. Capital expenditures in 1999 consisted of additions to our ROV fleet, construction costs for two MSVs, one of which was placed in service prior to March 31, 1999, a new umbilical plant in Brazil and the relocation and upgrading of our umbilical plant in Scotland.

    Capital expenditures in 1998 consisted of additions to our ROV fleet, construction costs for the two MSVs in progress, the purchase of a production barge operating in Southeast Asia, a tanker for possible future conversion to production systems use, two out-of-service offshore rigs for potential conversion to production systems or alternative service and expenditures on leasehold improvements related to the relocation and consolidation of some of our office and workshop facilities in the U.S.

    Commitments for capital expenditures at the close of 2000 were approximately $65 million for completion of the MOPU and $5 million for completion of our second MSV.

    In April 1997, we approved a plan to purchase up to a maximum of 3 million shares of our common stock and 2.9 million shares were purchased under this plan through March 31, 2000, at a total cost of $40 million.

    At March 31, 2000, we had long-term debt of $128 million, which equated to a 40% debt to total capitalization ratio. In September 1998, we issued $100 million of 6.72% Senior Notes. We used the proceeds to repay the then outstanding indebtedness under our prior revolving credit facility, which had been incurred in the funding of capital expenditures and treasury stock purchases. In October 1998, we replaced that revolving credit agreement with a new five-year $80 million revolving credit facility. In March 2000, we added a $50 million term loan facility which is available for drawing until March 30, 2001. Our debt to total capitalization ratio will vary from time to time depending primarily upon our level of capital spending.

    Because of our significant foreign operations, we are exposed to currency fluctuations and exchange risks. We generally minimize these risks primarily through matching, to the extent possible, revenues and expenses in the various currencies in which we operate. However, due to the weakness in certain Asian currencies during 1998, we recognized $1.0 million of losses as Other Expense. Cumulative translation adjustments as of March 31, 2000 relate primarily to our permanent investments in and loans to our foreign subsidiaries. Inflation has not had a material effect on us in the past two years and no such effect is expected in the near future.

    See Item 1 - "Business - Description of Business - Risks and Insurance".

RESULTS OF OPERATIONS

Our revenues were $417 million for 2000 compared to $400 million for 1999 and $358 million for 1998. Our gross margins were $72 million for 2000 compared to $86 million for 1999 and $75 million for 1998. As a percentage of revenue, gross margins for the three years were 17%, 21% and 21%, respectively. Our net income in 2000 was $16.8 million, a decrease of 35% from our net income of $25.7 million in 1999, which was 17% higher than the $22 million we reported for 1998.

    Information on our business segments is shown in Note 6 of the Notes to Consolidated Financial Statements included in this report.

OFFSHORE OIL AND GAS. Revenues for our Offshore Oil and Gas business for 2000 were $294 million compared to $301 million in 1999 and $272 million in 1998. The income from operations ("Operating Income") from this business for 2000 decreased to $20.0 million compared to $35.9 million in 1999 and $25.2 million in 1998.

    In response to (1) continued increasing demand to support deepwater drilling and (2) identified future construction and production maintenance work, we extended our ROV fleet expansion program in 1997 by announcing plans for additional new ROVs. These new vehicles are designed for use around the world in water depths to 10,000 feet and in severe weather conditions. We have added over 50 ROVs to our fleet during the last several years and we plan to add additional vehicles at a rate dependent on market demand.

    In 2000, we decided to sell our West Africa diving and related vessel assets to focus on the growing deepwater service and specialty hardware markets in this area which have potential for higher margins. In 1997, we decided to discontinue offering diving services in the North Sea. Based on a review of actual and expected operating results, we concluded that we would generate greater returns by focusing on other business lines in the North Sea area. In March 1997 we entered into an agreement to sell our North Sea diving assets, including a diving support vessel ("DSV"). The sale closed in April 1997 and the sales proceeds approximated the net book value of the assets sold. We continue to provide diving services in other areas.

                                                                             K11

    The table below sets out revenues and profitability for our Offshore Oil and Gas business for 2000, 1999 and 1998.

                                                FOR THE YEARS ENDED MARCH 31,
                                           ------------------------------------
          (DOLLARS IN THOUSANDS)             2000          1999         1998
                                           ---------     ---------    ---------
         Offshore Oil and Gas
            Remotely Operated Vehicles
               Revenues ................   $  94,617     $ 100,854    $  83,729
               Gross Margin ............      22,832        25,657       23,665
               Gross Margin % ..........          24%           25%          28%
               Operating Income ........      14,064        16,722       15,897
               Operating Income % ......          15%           17%          19%

            Subsea Products
               Revenues ................      69,744        72,919       59,732
               Gross Margin ............       8,784        14,192       10,087
               Gross Margin % ..........          13%           19%          17%
               Operating Income ........       1,499         6,389        3,270
               Operating Income % ......           2%            9%           5%

            Mobile Offshore Production Systems
               Revenues ................      23,983        31,559       30,716
               Gross Margin ............       8,236        10,930        5,784
               Gross Margin % ..........          34%           35%          19%
               Operating Income ........       7,629         9,478        4,216
               Operating Income % ......          32%           30%          14%

            Other Services
               Revenues ................     105,505        95,748       97,638
               Gross Margin ............      11,391        19,256       17,842
               Gross Margin % ..........          11%           20%          18%
               Operating Income (Loss) .      (3,169)        3,308        1,818
               Operating Income (Loss) %          (3)%           3%           2%

         Total Offshore Oil and Gas
               Revenues ................     293,849       301,080      271,815
               Gross Margin ............      51,243        70,035       57,378
               Gross Margin % ..........          17%           23%          21%
               Operating Income ........      20,023        35,897       25,201
               Operating Income % ......           7%           12%           9%

    In 2000, ROV revenues declined 6% despite our additions to the ROV fleet. Utilization declined from 82% to 62%. Both of our major oilfield ROV markets, drill support and construction support, were adversely affected as oil and gas companies had lower capital spending levels than those in the prior year. We anticipate higher utilization and better results starting in the second half of our Fiscal 2001. In 1999, ROV revenues increased 20% over 1998 due to the increase in the number of units.

    Subsea Products revenues were down 4% in 2000 despite the addition of an umbilical plant in Brazil and the opening of our upgraded facility in Scotland. Umbilical sales and margins were adversely affected by low market demand as oil and gas companies had lower capital spending levels than those in the prior years, particularly in Brazil. We anticipate an improved umbilical market in 2001 from increased subsea completion activity. In 1999, Subsea Products revenues were up 22% over 1998 due to better market conditions for umbilical sales; margins were also higher from improved utilization of plants and better pricing.

    MOPS 2000 revenues were 24% lower than 1999 as we completed a major modification project for the ZAFIRO PRODUCER during the year. In addition, production-based revenues from the OCEAN PRODUCER were lower due to declining production levels. The ZAFIRO PRODUCER modification project contributed to the higher margin percentage in 1999 as compared to 1998. We anticipate 2001 to be relatively flat compared to 2000, with improved results the following year when the OCEAN LEGEND commences operations.

K12

    Other Services revenues were up 10% in 2000 from 1999, primarily due to a full year of operations from the MSV OCEAN INTERVENTION. However, margins reflected very competitive market conditions resulting from reduced oilfield capital spending. The net operating loss was attributed to two large fixed-price jobs in India. Other Services revenues were relatively flat in 1999 compared to 1998. Slightly higher margins reflected better market conditions.

    We anticipate improved revenues and margins in 2001 for our Offshore Oil and Gas business from the continued expansion of the ROV fleet and an increased contribution from the MSV OCEAN INTERVENTION, which we placed in service in November 1998, and the OCEAN INTERVENTION II, which will be placed in service in the second quarter of 2001.

ADVANCED TECHNOLOGIES. The table below sets out revenues and profitability for this segment for 2000, 1999 and 1998.

                                              FOR THE YEARS ENDED MARCH 31,
                                         --------------------------------------
(DOLLARS IN THOUSANDS)                     2000           1999           1998
                                         --------       --------       --------
Revenues ..........................      $122,971       $ 99,242       $ 86,306
Gross Margin ......................        20,399         15,649         17,913
Gross Margin % ....................            17%            16%            21%
Operating Income ..................        12,276          8,459         11,081
Operating Income % ................            10%             9%            13%

    ADTECH revenues in 2000 were 24% higher than in 1999 due to increased work levels for the Navy, an outfall job in Southeast Asia and more search and recovery work. Margin percentages were relatively unchanged.

    Revenues for this segment in 1999 increased from 1998 due to higher activity in subsea telecommunications cable services and the design and assembly of large, dynamic, animated figures for theme parks. Margins for this segment in 1999 declined due to lower profitability from search and recovery projects and space-related product and service activities.

    We anticipate lower revenues from ADTECH in the next fiscal year based on the transfer of our subsea telecommunications cable activity to a joint venture.

OTHER. Interest expense increased over the three year period as a result of our increased borrowings to fund capital expenditures. Interest expense is net of capitalized interest of $1.8 million for 2000, $2.5 million for 1999 and $800,000 for 1998.

    Our effective tax rate, determined after consideration of valuation allowances, foreign, state and local taxes, was 36%, 38% and 38% in 2000, 1999 and 1998, respectively.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are currently exposed to certain market risks arising from transactions we have entered into in the normal course of business. These risks relate to interest rate changes and fluctuations in foreign exchange rates. We do not believe these risks are material. We have not entered into any market risk sensitive instruments for trading purposes. We manage our exposure to interest rate changes through the use of a combination of fixed and floating rate debt. See Note 3 of Notes to Consolidated Financial Statements included in this report for a description of our long-term debt agreements, interest rates and maturities. We believe that significant interest rate changes will not have a material near-term impact on our future earnings or cash flows. We manage our exposure to changes in foreign exchange rates primarily through arranging compensation in U.S. dollars or freely convertible currency and, to the extent possible, by limiting compensation received in other currencies to amounts necessary to meet obligations denominated in those currencies. We believe that a significant fluctuation in the foreign exchange rates would not have a material near-term effect on our future earnings or cash flows.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

In this report, our consolidated financial statements and supplementary data appear following the signature page of this report and are hereby incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable.

                                                                             K13

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information with respect to the directors and nominees for election to our Board of Directors is incorporated by reference from our definitive proxy statement relating to our 2000 Annual Meeting of Shareholders to be filed on or before July 31, 2000 pursuant to Regulation 14A under the Securities Exchange Act of 1934. The information with respect to our executive officers is provided under the heading "Executive Officers of the Registrant" following Item 4 of
Part I of this report.

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

         2. Exhibits:

                                                                                   REGISTRATION
                                                                                     OR FILE       FORM OR     REPORT    EXHIBIT
                                                                                      NUMBER       REPORT       DATE      NUMBER
                                                                                   ------------    -------   ----------  -------
   3        Articles of Incorporation and By-laws
  *3.01     Certificate of Incorporation, as amended                                     0-8418       10-K   March 1988     3(a)
  *3.02     Amended and Restated By-Laws                                                1-10945       10-Q    Dec. 1999      3.1
  *3.03     Amendment to Certificate of Incorporation                                  33-36872        S-8   Sept. 1990     4(b)
   4        Instruments defining the rights of security holders,
              including indentures
  *4.01     Specimen of Common Stock Certificate                                        1-10945       10-K   March 1993     4(a)
  *4.02     Shareholder Rights Agreement dated November 20, 1992                        1-10945        8-K    Nov. 1992        1

  *4.03     Note Purchase Agreement dated as of September 8, 1998 relating to
              $100,000,000 6.72% Senior Notes due September 8, 2010                     1-10945       10-Q   Sept. 1998     4.01
  *4.04     Loan Agreement ($80,000,000 Revolving Credit Facility)
              dated as of October 23, 1998                                              1-10945       10-Q   Sept. 1998     4.02

K14

   4.05     Loan Agreement ($50,000,000 Term Loan) dated as of
            March 30, 2000

We and certain of our consolidated subsidiaries are parties to debt instruments under which the total amount of securities authorized does not exceed 10 percent of our total consolidated assets. Pursuant to paragraph 4(ii)(A) of Item 601(b) of Regulation S-K, we agree to furnish a copy of those instruments to the Securities and Exchange Commission on request.

                                                                                   REGISTRATION
                                                                                     OR FILE       FORM OR     REPORT    EXHIBIT
                                                                                      NUMBER       REPORT       DATE      NUMBER
                                                                                   ------------    -------   ----------  -------
  10        Material contracts
 *10.01+    Oceaneering Retirement Investment Plan, as amended                          1-10945       10-K   March 1996    10.02
 *10.02+    Employment Agreement dated August 15, 1986 between
              John R. Huff and Oceaneering                                               0-8418       10-K   March 1987    10(l)
 *10.03+    Addendum to Employment Agreement dated
              February 22, 1996 between John R. Huff and Oceaneering                    1-10945       10-K   March 1997    10.04
 *10.04+    Amended and Restated Supplemental Executive Retirement Plan                 1-10945       10-Q    Dec. 1999     10.1
 *10.05+    1999 Restricted Stock Award Incentive Agreements
              dated August 19, 1999                                                     1-10945       10-Q   Sept. 1999     10.1
 *10.06+    Senior Executive Severance Plan, as amended                                  0-8418       10-K   March 1989    10(k)
 *10.07+    Supplemental Senior Executive Severance Agreements, as amended               0-8418       10-K   March 1989    10(l)
  10.08+    1999 Incentive Plan
  10.09+    2000 Bonus Award Plan
 *10.10+    1990 Long-Term Incentive Plan                                              33-36872        S-8   Sept. 1990     4(f)
 *10.11+    1990 Nonemployee Directors Stock Option Plan                               33-36872        S-8   Sept. 1990     4(g)
 *10.12+    Indemnification Agreement between Registrant
              and its Directors                                                          0-8418       10-Q   Sept. 1991    10(a)
 *10.14+    1996 Incentive Plan of Oceaneering International, Inc.                      1-10945       10-Q   Sept. 1996    10.02
 *10.15+    1996 Restricted Stock Award Incentive Agreements
              dated August 23, 1996                                                    1-10945       10-Q   Sept. 1996    10.03
 *10.16+    1997 Bonus Restricted Stock Award Agreements
              dated April 22, 1997                                                      1-10945       10-K   March 1997    10.20
 *10.17+    Amendment No. 1 to the Oceaneering
              Retirement Investment Plan                                                1-10945       10-Q   Sept. 1996    10.01
 *10.18+    Amendment No. 1 to 1990 Nonemployee Director Stock
              Option Plan                                                               1-10945       10-K   March 1999    10.19
 *10.19+    1998 Bonus Restricted Stock Award Agreements                                1-10945       10-K   March 1999    10.20
  10.20+    1999 Bonus Restricted Stock Award Agreements
  21        Subsidiaries of the Registrant
  23        Consent of Independent Public Accountants
  24        Powers of Attorney
  27        Financial Data Schedule

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

                                                                             K15

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     OCEANEERING INTERNATIONAL, INC.



Date:  June 28, 2000             By: JOHN R. HUFF
                                     -------------------------------------------
                                     John R. Huff
                                     Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           SIGNATURE                                   TITLE                        DATE
---------------------------------          --------------------------------     -------------

JOHN R. HUFF                               Principal Executive Officer,         June 28, 2000
---------------------------------          Director
John R. Huff

MARVIN J. MIGURA                           Senior Vice President,               June 28, 2000
---------------------------------          Principal Financial Officer
Marvin J. Migura

JOHN L. ZACHARY                            Controller, Principal                June 28, 2000
--------------------------------           Accounting Officer
John L. Zachary

CHARLES B. EVANS*                          Director
DAVID S. HOOKER*                           Director
D. MICHAEL HUGHES*                         Director
HARRIS J. PAPPAS*                          Director


*By: GEORGE R. HAUBENREICH, JR.                                                 June 28, 2000
     --------------------------
     George R. Haubenreich, Jr.
     Attorney-in-Fact

K16

                   OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES

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

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Oceaneering International, Inc.:

We have audited the accompanying consolidated balance sheets of Oceaneering International, Inc. (a Delaware corporation) and subsidiaries as of March 31, 2000 and 1999 and the related consolidated statements of income, cash flows and shareholders' equity for each of the three years in the period ended March 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Oceaneering International, Inc. and subsidiaries as of March 31, 2000 and 1999 and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2000, in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP



Houston, Texas
May 17, 2000

                                                                             K17

                   OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES


CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE DATA)                                                                 MARCH 31, 2000     MARCH 31, 1999
                                                                                                 ---------------    ---------------
ASSETS
CURRENT ASSETS:

    Cash and cash equivalents ................................................................   $        11,001    $         8,367
    Accounts receivable, net of  allowances for doubtful accounts
       of $500 and $398 ......................................................................           118,572            103,838
    Prepaid expenses and other ...............................................................            18,990             16,859
                                                                                                 ---------------    ---------------
       Total current assets ..................................................................           148,563            129,064
                                                                                                 ---------------    ---------------
PROPERTY AND EQUIPMENT, AT COST:
    Marine services equipment ................................................................           311,639            285,801
    Mobile offshore production equipment .....................................................            68,646             53,808
    Manufacturing facilities .................................................................            37,858             36,811
    Other ....................................................................................            43,142             36,312
                                                                                                 ---------------    ---------------
                                                                                                         461,285            412,732
    Less accumulated depreciation ............................................................           184,918            170,993
                                                                                                 ---------------    ---------------
       Net property and equipment ............................................................           276,367            241,739
                                                                                                 ---------------    ---------------
INVESTMENTS AND OTHER ASSETS:

    Goodwill, net of amortization of $6,612 and $5,478 .......................................            11,611              9,426
    Other ....................................................................................            14,435              7,114
                                                                                                 ---------------    ---------------
TOTAL ASSETS .................................................................................   $       450,976    $       387,343
                                                                                                 ===============    ===============
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

    Accounts payable .........................................................................   $        34,593    $        23,481
    Accrued liabilities ......................................................................            53,645             54,608
    Income taxes payable .....................................................................             7,238              9,271
    Current portion of long-term debt                                                                        312                306
                                                                                                 ---------------    ---------------
       Total current liabilities .............................................................            95,788             87,666
                                                                                                 ---------------    ---------------
LONG-TERM DEBT, NET OF CURRENT PORTION .......................................................           128,000            100,312
                                                                                                 ---------------    ---------------
OTHER LONG-TERM LIABILITIES ..................................................................            31,488             19,926
                                                                                                 ---------------    ---------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:

    Common Stock, par value $0.25 per share; 90,000,000 shares
        authorized; 24,017,046 shares issued .................................................             6,004              6,004
    Additional paid-in capital ...............................................................            77,972             82,421
    Treasury stock; 1,197,705 and 1,653,922 shares at cost ...................................           (16,050)           (22,803)

    Retained earnings ........................................................................           140,493            123,709
    Cumulative translation adjustments .......................................................           (12,719)            (9,892)
                                                                                                 ---------------    ---------------
       Total shareholders' equity ............................................................           195,700            179,439
                                                                                                 ---------------    ---------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ...................................................   $       450,976    $       387,343
                                                                                                 ===============    ===============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

K18

                   OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

                                                                                             FOR THE YEARS MARCH 31,
                                                                              -----------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)                                              2000               1999               1998
                                                                              ---------------    ---------------    ---------------
REVENUES ..................................................................   $       416,820    $       400,322    $       358,121

COST OF SERVICES ..........................................................           345,178            314,638            282,830

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ..............................            39,343             41,328             39,009
                                                                              ---------------    ---------------    ---------------
    Income from operations ................................................            32,299             44,356             36,282

INTEREST INCOME ...........................................................               533                846                877

INTEREST EXPENSE, NET .....................................................            (5,936)            (3,425)              (637)

OTHER INCOME (EXPENSE), NET ...............................................              (330)              (447)              (886)

MINORITY INTERESTS ........................................................              (341)               163                (41)
                                                                              ---------------    ---------------    ---------------
    Income before income taxes ............................................            26,225             41,493             35,595

PROVISION FOR INCOME TAXES ................................................            (9,441)           (15,786)           (13,594)
                                                                              ---------------    ---------------    ---------------

NET INCOME ................................................................   $        16,784    $        25,707    $        22,001
                                                                              ===============    ===============    ===============

BASIC EARNINGS PER SHARE ..................................................   $          0.74    $          1.13    $          0.95

DILUTED EARNINGS PER SHARE ................................................   $          0.73    $          1.12    $          0.93

WEIGHTED AVERAGE NUMBER OF COMMON SHARES ..................................            22,757             22,708             23,233

INCREMENTAL SHARES FROM STOCK OPTIONS .....................................               279                180                313

WEIGHTED AVERAGE NUMBER OF COMMON SHARES AND EQUIVALENTS ..................            23,036             22,888             23,546

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                                                             K19

                   OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          FOR THE YEARS ENDED MARCH 31,
                                                                              -----------------------------------------------------
(IN THOUSANDS)                                                                     2000               1999               1998
                                                                              ---------------    ---------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:

    Net income ............................................................   $        16,784    $        25,707    $        22,001
                                                                              ---------------    ---------------    ---------------
    Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization .........................................            33,948             29,961             23,176
    Currency translation adjustments and other ............................             1,582             (3,067)             5,090
    Decrease (increase) in accounts receivable, net .......................           (14,734)            11,085              5,172
    Increase in prepaid expenses and other current assets .................            (2,131)            (9,782)            (1,399)
    Increase in other assets ..............................................            (2,922)              (571)               (85)
    Increase (decrease) in accounts payable ...............................            11,112             (2,590)            (1,068)
    Increase (decrease) in accrued liabilities ............................              (962)             3,223             (6,798)
    Increase (decrease) in income taxes payable ...........................            (2,801)               849               (792)
    Increase (decrease) in other long-term liabilities ....................            13,192              4,505               (655)
                                                                              ---------------    ---------------    ---------------
    Total adjustments to net income .......................................            36,284             33,613             22,641
                                                                              ---------------    ---------------    ---------------
NET CASH PROVIDED BY OPERATING ACTIVITIES .................................            53,068             59,320             44,642
                                                                              ---------------    ---------------    ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment ...................................           (80,758)          (102,014)           (94,413)
    Dispositions of property and equipment ................................             5,309              2,207               --
    Decrease (increase) in investments ....................................              (593)             1,058               --
                                                                              ---------------    ---------------    ---------------

NET CASH USED IN INVESTING ACTIVITIES .....................................           (76,042)           (98,749)           (94,413)
                                                                              ---------------    ---------------    ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:

    Proceeds from long-term borrowings, net of costs ......................              --               98,537             54,626
    Net proceeds (payments) on revolving credit and other long-term debt ..            27,419            (54,301)              --
    Proceeds from issuance of common stock ................................             6,246              3,026              4,515
    Purchases of treasury stock ...........................................            (8,057)            (8,530)           (23,340)
                                                                              ---------------    ---------------    ---------------

NET CASH PROVIDED BY FINANCING ACTIVITIES .................................            25,608             38,732             35,801
                                                                              ---------------    ---------------    ---------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ......................             2,634               (697)           (13,970)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR .............................             8,367              9,064             23,034
                                                                              ---------------    ---------------    ---------------
CASH AND CASH EQUIVALENTS - END OF YEAR ...................................   $        11,001    $         8,367    $         9,064
                                                                              ===============    ===============    ===============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

K20

                   OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

FOR THE YEARS ENDED MARCH 31, 2000, 1999 AND 1998

                                                            ADDITIONAL                                 CUMULATIVE
                                  COMMON STOCK ISSUED        PAID-IN       TREASURY       RETAINED     TRANSLATION
(IN THOUSANDS)                   SHARES         AMOUNT       CAPITAL        STOCK         EARNINGS     ADJUSTMENTS       TOTAL
                              ------------   ------------  ------------  ------------   ------------  ------------    ------------
BALANCE, MARCH 31, 1997 ......      24,017   $      6,004  $     81,153  $       (986)  $     76,001  $     (5,838)   $    156,334
Comprehensive Income:
   Net Income ................        --             --            --            --           22,001          --            22,001
   Translation adjustments ...        --             --            --            --             --          (1,654)         (1,654)
                              ------------   ------------  ------------  ------------   ------------  ------------    ------------
Total Comprehensive Income-- .        --             --            --            --           22,001        (1,654)         20,347
Restricted Stock issued ......        --             --            (641)          496           --            --              (145)
Stock options exercised ......        --             --            (587)        4,626           --            --             4,039
Restricted Stock plan
    compensation expense .....        --             --           1,517          --             --            --             1,517
Treasury Stock purchases .....        --             --            --         (23,340)          --            --           (23,340)
Treasury Stock issued
    to Company Benefit
    Plan, at average cost ....        --             --            --           1,570           --            --             1,570
                              ------------   ------------  ------------  ------------   ------------  ------------    ------------
BALANCE, MARCH 31, 1998 ......      24,017          6,004        81,442       (17,634)        98,002        (7,492)        160,322
Comprehensive Income:
    Net Income ...............        --             --            --            --           25,707          --            25,707
    Translation adjustments ..        --             --            --            --             --          (2,400)         (2,400)
                              ------------   ------------  ------------  ------------   ------------  ------------    ------------
Total Comprehensive Income-- .        --             --            --            --           25,707        (2,400)         23,307
Restricted Stock issued ......        --             --            (289)          289           --            --              --
Stock options exercised ......        --             --             (42)          250           --            --               208
Restricted Stock plan
    compensation expense .....        --             --           1,310          --             --            --             1,310
Treasury Stock purchases .....        --             --            --          (8,530)          --            --            (8,530)
Treasury Stock issued
    to Company Benefit
    Plan, at average cost ....        --             --            --           2,822           --            --             2,822
                              ------------   ------------  ------------  ------------   ------------  ------------    ------------
BALANCE, MARCH 31, 1999 ......      24,017          6,004        82,421       (22,803)       123,709        (9,892)        179,439
Comprehensive Income:
   Net Income ................        --             --            --            --           16,784          --            16,784
   Translation adjustments ...        --             --            --            --             --          (2,827)         (2,827)
                              ------------   ------------  ------------  ------------   ------------  ------------    ------------
Total Comprehensive Income ...        --             --            --            --           16,784        (2,827)         13,957
Restricted Stock issued ......        --             --          (8,165)        8,165           --            --              --
Stock options exercised ......        --             --             461         4,233           --            --             4,694
Restricted Stock plan
    compensation expense .....        --             --           3,255          --             --            --             3,255
Treasury Stock purchases .....        --             --            --          (8,057)          --            --            (8,057)
Treasury Stock issued
    to Company Benefit
    Plan, at average cost ....        --             --            --           2,412           --            --             2,412
                              ------------   ------------  ------------  ------------   ------------  ------------    ------------
BALANCE, MARCH 31, 2000 ......      24,017   $      6,004  $     77,972  $    (16,050)  $    140,493  $    (12,719)   $    195,700
                              ============   ============  ============  ============   ============  ============    ============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                                                             K21

                   OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF MAJOR ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Oceaneering International, Inc. and its 50% or more owned and controlled subsidiaries ("Oceaneering"). Oceaneering accounts for its investments in unconsolidated affiliated companies under the equity method. All significant intercompany accounts and transactions have been eliminated.

    Unless the context indicates otherwise, references to years indicate Oceaneering's fiscal years.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include demand deposits and highly liquid investments with original maturities of three months or less from the date of the investment.

PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

                                                                 MARCH 31,
                                                           ---------------------
(IN THOUSANDS)                                              2000          1999
                                                           -------       -------
Spare parts for remotely operated vehicles .........       $ 7,950       $ 8,384
Inventories ........................................         5,593         4,646
Other ..............................................         5,447         3,829
                                                           -------       -------
      Total ........................................       $18,990       $16,859
                                                           =======       =======

DEPRECIATION AND AMORTIZATION

Oceaneering provides for depreciation of Property and Equipment primarily on the straight-line method over estimated useful lives of three to 20 years for marine services equipment, ten years for mobile offshore production equipment and three to 25 years for buildings, improvements and other equipment. Goodwill arising from business acquisitions is amortized on the straight-line method over 15 years.

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

      Management periodically, and upon the occurrence of a triggering event, reviews the realizability of goodwill and other long-term assets and makes any appropriate impairment adjustments and disclosures required by Statement of Financial Accounting Standards Board Standard Number ("SFAS") 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of." No impairment adjustments were made during the three years ended March 31, 2000.

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

K22

                   OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES

INCOME TAXES

Oceaneering accounts for income taxes in accordance with SFAS 109, "Accounting for Income Taxes."

FOREIGN CURRENCY TRANSLATION

The functional currency for several of Oceaneering's foreign subsidiaries is the applicable local currency. Results of operations for foreign subsidiaries with functional currencies other than the U.S. dollar are translated into U.S. dollars using average exchange rates during the period. Assets and liabilities of these foreign subsidiaries are translated into U.S. dollars using the exchange rates in effect at the balance sheet date and the resulting translation adjustments are accumulated as a component of Shareholders' Equity. All foreign currency transaction gains and losses are recognized currently in the Consolidated Statements of Income.

EARNINGS PER SHARE

Oceaneering has computed earnings per share in accordance with SFAS 128, "Earnings Per Share," which became effective in the third quarter of 1998.

OTHER LONG-TERM LIABILITIES

At March 31, 2000 and 1999, Other Long-term Liabilities include $9.3 million and $8.1 million, respectively, for self-insurance reserves not expected to be paid out in the following year and $19.1 and $10.1 million, respectively, for deferred income taxes.

RECLASSIFICATIONS

Certain amounts from prior years, particularly segment information, have been reclassified to conform with the current year presentation.

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

NEW ACCOUNTING STANDARD

      In June 1999, the Financial Accounting Standards Board amended SFAS 133 "Accounting for Derivative Instruments and Hedging Activities," by issuing SFAS 137 to defer the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. Oceaneering believes the adoption of this statement will not have a significant impact on its results of operations or financial position.

2.  INCOME TAXES

Oceaneering and its domestic subsidiaries, including acquired companies from their respective dates of acquisition, file a consolidated U.S. federal income tax return. Oceaneering conducts its international operations in a number of locations which have varying codes and regulations with regard to income and other taxes, some of which are subject to interpretation. On a geographic basis, income before minority interests and income taxes attributable to the United States was $10.5 million, $18.4 million and $14.7 million for 2000, 1999 and 1998, respectively. Income taxes are provided at the appropriate tax rates in accordance with Oceaneering's interpretation of the respective tax regulations after review and consultation with its internal tax department, tax consultants and, in some cases, legal counsel in the various jurisdictions. Management believes that adequate provisions have been made for all taxes which will ultimately be payable.

      Deferred income taxes are provided for temporary differences in the recognition of income and expenses for financial and tax reporting purposes. Oceaneering's policy is to provide for deferred U.S. income taxes on unrepatriated foreign income only to the extent such income is not to be invested indefinitely in the related foreign entity.

                                                                             K23

                   OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES

      The provisions for income taxes for the years ended March 31, 2000, 1999 and 1998 were as follows:

(IN THOUSANDS)                                  2000         1999         1998
                                              --------     --------     --------
U.S. federal and state ..................     $  4,988     $ 12,205     $ 11,721
Foreign .................................        4,453        3,581        1,873
                                              --------     --------     --------
Total provision .........................     $  9,441     $ 15,786     $ 13,594
                                              ========     ========     ========

Current .................................     $  2,135     $ 13,040     $ 13,548
Deferred ................................        7,306        2,746           46
                                              --------     --------     --------
Total provision .........................     $  9,441     $ 15,786     $ 13,594
                                              ========     ========     ========

Cash taxes paid .........................     $  7,906     $ 12,191     $ 14,340
                                              ========     ========     ========

    As of March 31, 2000, Oceaneering's United Kingdom subsidiary had net operating loss carryforwards ("NOLs") of approximately $11 million which are available to reduce future United Kingdom Corporation Tax which would otherwise be payable.

    As of March 31, 2000 and 1999, Oceaneering's worldwide deferred tax assets and liabilities and related valuation reserves were as follows:

                                                              MARCH 31,
                                                     --------------------------
        (IN THOUSANDS)                                 2000              1999
                                                     --------          --------
       Gross deferred tax assets ...........         $  9,600          $ 13,858
       Valuation allowance .................           (4,376)          (10,384)
                                                     --------          --------
            Net deferred tax assets ........         $  5,224          $  3,474
                                                     ========          ========
            Deferred tax liabilities .......         $ 19,123          $ 10,067
                                                     ========          ========

    Oceaneering's deferred tax assets consist primarily of NOLs in its United Kingdom subsidiary, which have no expiration date, and insurance claim reserves for which a tax deduction has not yet been allowed. Deferred tax liabilities consist primarily of depreciation and amortization book/tax differences and provisions for income of foreign subsidiaries expected to be repatriated.

    Oceaneering has established a valuation allowance for deferred tax assets after taking into account factors that are likely to affect Oceaneering's ability to utilize the tax assets. In particular, Oceaneering conducts its business through several foreign subsidiaries and, although Oceaneering expects its consolidated operations to be profitable, there is no assurance that profits will be earned in entities or jurisdictions which have NOLs available. Since April 1, 1997, changes in the valuation allowance primarily relate to the expected utilization of foreign NOLs and realization of foreign tax credits. Income taxes, computed by applying the federal statutory income tax rate to income before income taxes and minority interests, are reconciled to the actual provisions for income taxes as follows:

                                                                                            FOR THE YEARS ENDED MARCH 31,
                                                                                 --------------------------------------------------
       (IN THOUSANDS)                                                              2000                 1999                 1998
                                                                                 --------             --------             --------
       Computed U.S. statutory expense ..............................            $  9,298             $ 14,466             $ 12,473
       Change in valuation allowances ...............................              (6,008)              (1,057)               1,122
       Withholding taxes and foreign earnings taxed
           at rates different from U.S. statutory rates .............               3,375                1,172                 (467)
       State and local taxes and other, net .........................               2,776                1,205                  466
                                                                                 --------             --------             --------
       Total provision for income taxes .............................            $  9,441             $ 15,786             $ 13,594
                                                                                 ========             ========             ========

K24

                   OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES

3.  DEBT

Long-term Debt consisted of the following:

                                                               MARCH 31,
                                                      -------------------------
       (IN THOUSANDS)                                    2000            1999
                                                      ---------       ---------
       6.72% Senior Notes ......................      $ 100,000       $ 100,000
       Revolving credit agreement ..............         28,000            --
       Capital lease ...........................            312             618
       Term loan agreement .....................           --              --
                                                      ---------       ---------
            Long-term Debt .....................        128,312         100,618
       Current portion .........................           (312)           (306)
                                                      ---------       ---------
       Long-term Debt, net of current portion ..      $ 128,000       $ 100,312
                                                      =========       =========


    In September 1998, Oceaneering issued $100 million aggregate principal amount of 6.72% Senior Notes due 2010. The net proceeds were $98.6 million after issuance costs and were used to retire existing debt. The notes have an average life of ten years and are scheduled to be paid in five equal annual installments beginning September 2006.

    In October 1998, Oceaneering entered into an $80 million revolving credit facility (the "Credit Agreement") to replace its prior one. There is a commitment fee ranging from .20% to .25% per annum, depending on Oceaneering's debt to capitalization ratio, on the unused portion of the banks' commitments. Principal maturity is in October 2003. Under the Credit Agreement, Oceaneering has the option to borrow dollars at the London Interbank Offered Rate ("LIBOR") plus a margin ranging from .50% to 1.00%, depending on Oceaneering's debt to capitalization ratio, or at the agent bank's prime rate.

    In March 2000, Oceaneering entered into a four year, $50 million term loan agreement (the "Term Loan"). Borrowings under the Term Loan can be made until March 2001 and principal repayments commence in October 2001 with final maturity in April 2004. There are no commitment fees on the Term Loan. Under the Term Loan, Oceaneering has the option to borrow dollars at LIBOR plus a margin ranging from .75% to 1.25%, depending on Oceaneering's debt to capitalization ratio, or at the agent bank's prime rate.

    All three agreements contain similar restrictive covenants as to minimum net worth, debt to capitalization ratio, fixed charge coverage, interest coverage and restricted payments. Restricted payments, which include dividends and treasury stock purchases, are limited from April 1, 1998, on a net basis, to the sum of $25 million plus 50% of Oceaneering's consolidated net income after April 1, 1998, plus cash proceeds from any sales of common stock.

    Oceaneering has uncommitted credit agreements with banks totaling $29 million for use for borrowings and letters of credit. As of March 31, 2000, Oceaneering had approximately $17 million in letters of credit outstanding under these agreements.

    Cash interest payments of $7.7 million, $5.7 million and $1.2 million were made in 2000, 1999 and 1998, respectively. Interest charges of $1.8 million in 2000, $2.5 million in 1999 and $800,000 in 1998 were capitalized as part of construction in progress.

4.  EMPLOYEE BENEFIT PLANS AND SHAREHOLDER RIGHTS PLAN

RETIREMENT INVESTMENT PLANS

Oceaneering has three separate employee retirement investment plans which, taken together, cover most of its full-time employees. The Oceaneering Retirement Investment Plan is a deferred compensation plan in which domestic employees may participate by deferring a portion of their gross monthly salary and directing Oceaneering to contribute the deferred amount to the plan. Oceaneering matches a portion of the deferred compensation. Oceaneering's contributions to the plan were $2,867,000, $2,508,000 and $1,960,000 for the plan years ended December 31, 1999, 1998 and 1997, respectively.

                                                                             K25

                   OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES

    The second plan is the Oceaneering International Services Pension Scheme for employees in the United Kingdom. Under this plan, employees may contribute a portion of their gross monthly salary. Oceaneering also contributes an amount equal to a portion of the participant's gross monthly salary. The plan assets exceed vested benefits and are not material to the assets of Oceaneering. Company contributions to this plan for the years ended March 31, 2000, 1999 and 1998 were $32,000, $34,000 and $160,000, respectively.

    The third plan is the Oceaneering International, Inc. Supplemental Executive Retirement Plan, which covers selected key management employees and executives of Oceaneering as approved by the Compensation Committee of Oceaneering's Board of Directors (the "Compensation Committee"). This plan replaced a prior Executive Retirement Plan effective June 30, 1997. Expense related to the prior plan during the year ended March 31, 1998 was $576,000. Under the new plan, Oceaneering accrues a portion of the participants' gross monthly salary and the amounts accrued are treated as if they are invested in one or more investment vehicles pursuant to this plan. Expense related to this plan during the years ended March 31, 2000, 1999 and 1998 was $972,000, $980,000 and $668,000,
respectively.

INCENTIVE AND STOCK OPTION PLANS

Oceaneering has in effect shareholder-approved incentive plans.

    Under the 1996 and 1999 Incentive Plans, a total of 1,165,000 and 1,450,000 shares of Common Stock of Oceaneering, respectively, were made available for awards to employees and other persons (excluding nonemployee directors except with respect to automatic grants as described below) having an important business relationship or affiliation with Oceaneering. Under the 1999 Incentive Plan, each director of Oceaneering is automatically granted an option to purchase 10,000 shares of Common Stock on the date the director becomes a nonemployee director and each year thereafter at an exercise price per share equal to the fair market value of a share of Common Stock on the date the option was granted. These options become fully exercisable six months following the date of grant. The 1996 and 1999 Incentive Plans and a similar shareholder-approved 1990 Incentive Plan (the "Incentive Plans") are administered by the Compensation Committee, which determines the type or types of award(s) to be made to each participant and sets forth in the related award agreement the terms, conditions and limitations applicable to each award. The Compensation Committee may grant stock options, stock appreciation rights and stock and cash awards. The exercise price for each option is not less than the fair market value of the optioned shares at the date of grant. Options outstanding are exercisable over a period of five or ten years after the date of grant or five years after the date of vesting, generally, at the rate of 20% per year for three years beginning one year after grant and 40% at the end of the fourth year, or 25% per year for four years beginning one year after grant.

    During 1999 and 2000, the Compensation Committee granted restricted Common Stock of Oceaneering to certain of its key executives. In 1998, no such restricted stock grants were made. These grants are subject to earning requirements on the basis of a percentage change between the price of the Common Stock of Oceaneering versus the average of the common stock price of a peer group of companies over three- and one-year time periods, respectively. Up to one-third of the total grant made in 2000 may be earned each year depending on Oceaneering's cumulative Common Stock performance, with any amount earned subject to vesting in four equal installments over a four-year period conditional upon continued employment. All of the total grant made in 1999 may be similarly earned at the end of one year, subject to vesting. At the time of each vesting, a participant receives a tax assistance payment for which the participant must reimburse Oceaneering if the vested Common Stock is sold by the participant within three years after the vesting date. As of March 31, 2000, none of the grant made in 2000 was earned and the entire grant made in 1999 was earned. As of March 31, 2000, a total of 763,250 shares of restricted stock was outstanding under these and former, similar grants, of which 214,250 shares were earned, subject to vesting requirements. The numbers and weighted average grant date fair values of restricted stock granted were 549,000 and $17.06, respectively, during 2000 and 9,000 and $16.83, respectively, during 1999. In April 1997, June 1998 and June 1999, certain key executives also elected to receive restricted Common Stock of Oceaneering totaling 44,968, 35,920 and 42,812 shares with grant date fair values of $14.63, $17.94 and $16.56 per share, respectively, subject to similar vesting requirements and tax assistance payments, in lieu of cash for all or part of their 1997, 1998 and 1999 bonus awards. Each grantee of shares of restricted stock mentioned in this paragraph is deemed to be the record owner of those shares during the restriction period, with the right to vote and receive any dividends on those shares.

K26

                 OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES

    Oceaneering accounts for stock options issued under plans pursuant to APB Opinion No. 25, under which no compensation cost is recognized unless options are granted at an option price below the fair market value of the stock at the date of the grant. Had compensation cost for these stock options been determined consistent with SFAS 123," Accounting for Stock-Based Compensation," Oceaneering's pro forma net income and diluted earnings per share for 2000, 1999 and 1998 would have been $15,442,000, $24,735,000 and $21,373,000, respectively, and $0.67, $1.08 and $0.92, respectively.

    Information regarding these option plans for 2000, 1999 and 1998 is as follows:

                                                                       WEIGHTED
                                                         SHARES         AVERAGE
                                                          UNDER        EXERCISE
                                                         OPTION         PRICE
                                                       ----------     ----------
Balance at March 31, 1997 .........................     1,347,380     $    12.23
   Granted ........................................       390,700          18.64
   Exercised ......................................      (367,140)         10.51
   Forfeited ......................................       (87,600)         14.20
                                                       ----------     ----------
Balance at March 31, 1998 .........................     1,283,340          14.56
   Granted ........................................       481,900          10.43
   Exercised ......................................       (18,090)         12.63
   Forfeited ......................................       (61,980)         15.40
                                                       ----------     ----------
Balance at March 31, 1999 .........................     1,685,170          13.37
   Granted ........................................       384,000          16.88
   Exercised ......................................      (319,760)         12.48
   Forfeited ......................................       (45,280)         14.12
                                                       ----------     ----------
Balance at March 31, 2000 .........................     1,704,130     $    14.31
                                                       ==========     ==========

    The weighted average fair value of options granted in 2000, 1999 and 1998 was $8.90, $5.86 and $9.20, respectively. The fair value of the stock options granted was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                   2000       1999       1998
                                                  -----      -----      -----
Risk-free interest rate .....................      5.87%      5.34%      6.47%
Expected dividend yield .....................         0%         0%         0%
Expected life ...............................     6 years    6 years    6 years
Expected volatility .........................     46.14%     42.27%     38.48%

    Options outstanding at March 31, 2000 are composed of the following:

                                                             OUTSTANDING                                  EXERCISABLE
                                       ----------------------------------------------------    -----------------------------------
                                                               WEIGHTED
                                          NUMBER OF            AVERAGE          WEIGHTED          NUMBER OF           WEIGHTED
             RANGE OF                     SHARES AT           REMAINING          AVERAGE          SHARES AT            AVERAGE
             EXERCISE                     MARCH 31,          CONTRACTUAL        EXERCISE          MARCH 31,           EXERCISE
              PRICES                        2000             LIFE (YEARS)        PRICE              2000                PRICE
-------------------------------------  ---------------     ---------------  ---------------    ---------------     ---------------
$4.72 - 10.24 .......................          523,625                3.15  $          9.88            228,500     $          9.44
$10.25 - 16.55 ......................          559,105                4.54            14.12            393,295               13.65
$16.56 - 20.34 ......................          621,400                3.56            18.21            161,150               20.13

    At March 31, 2000, there were 638,400 shares under these plans available for grant, of which 636,400 could be used for awarding stock options, stock appreciation rights, stock and cash awards to employees, subject to no more than 76,600 shares being used for awards other than stock options or stock appreciation rights to employees.

SHAREHOLDER RIGHTS PLAN

On November 20, 1992, Oceaneering's Board of Directors adopted a Shareholder Rights Plan and, in accordance with the plan, declared a dividend of one preferred share purchase right for each outstanding share of Oceaneering's Common Stock. The plan will cause substantial dilution to a party that attempts to acquire Oceaneering in a manner or on terms not approved by the Board of Directors, except pursuant to an offer conditioned on a substantial number of rights being acquired.

                                                                             K27

                 OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES

    The rights, which do not have voting rights and are not entitled to dividends until such time as they become exercisable, expire in December 2002.

5.  COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

At March 31, 2000, Oceaneering occupied several facilities under noncancellable operating leases expiring at various dates through 2023. Future minimum rentals under these leases are as follows:

                                      (in thousands)
            2001                         $ 4,280
            2002                           3,071
            2003                           2,179
            2004                           1,958
            2005                           1,625
            Thereafter                     7,524
                                         -------
            Total Lease Commitments      $20,637
                                         =======

    Rental expense, which includes hire of vessels, specialized equipment and real estate rental, was approximately $22 million, $18 million and $19 million for the years ended March 31, 2000, 1999 and 1998, respectively.

INSURANCE

Oceaneering self-insures for workers' compensation, maritime employer's liability and comprehensive general liability claims to levels it considers financially prudent and carries insurance after it reaches the initial claim levels, which can be by occurrence or in the aggregate. Oceaneering determines the level of accruals by reviewing its historical experience and current year claim activity. It does not record accruals on a present value basis. Each claim is reviewed with insurance adjusters and specific reserves are established for all known liabilities. An additional reserve for incidents incurred but not reported to Oceaneering is established for each year using management estimates and based on prior experience. Oceaneering's management believes that Oceaneering has established adequate accruals for expected liabilities arising from those obligations.

LITIGATION

Various actions and claims are pending against Oceaneering, most of which are covered by insurance. In the opinion of Oceaneering's management, the ultimate liability, if any, which may result from these actions and claims will not materially affect the financial position or results of operations of Oceaneering.

LETTERS OF CREDIT

Oceaneering had $17 million and $10 million in letters of credit outstanding as of March 31, 2000 and 1999, respectively, as guarantees in force for self-insurance requirements and various performance and bid bonds which are usually for a period of one year or the duration of the contract.

FINANCIAL INSTRUMENTS AND RISK CONCENTRATION

Financial instruments which potentially subject Oceaneering to concentrations of credit risk are primarily cash and cash equivalents, long-term bank and other borrowings and accounts receivable. The carrying values of cash and cash equivalents and bank borrowings approximates their fair values due to the short maturity of those instruments or the short-term duration of the associated interest rate periods. Accounts receivable are generated from a broad and diverse group of customers primarily from within the energy industry, which is Oceaneering's major source of revenues. Oceaneering maintains an allowance for doubtful accounts based on expected collectibility.

    Oceaneering estimated the fair value of its $100 million of 6.72% Senior Notes (see Note 3) to be $92 million as of March 31, 2000. This estimate was arrived at by computing the present value of the future principal and interest payments using a yield-to-maturity interest rate for securities of similar quality and term.

K28

                 OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES

6. OPERATIONS BY BUSINESS SEGMENT AND GEOGRAPHIC AREA

BUSINESS SEGMENT INFORMATION

Oceaneering supplies a comprehensive range of integrated technical services to a variety of industries and is one of the world's largest underwater services contractors. Oceaneering's Offshore Oil and Gas business consists of remotely operated vehicles ("ROVs"), Subsea Products, Mobile Offshore Production Systems and Other Services. Oceaneering's Advanced Technologies business provides project management, engineering services and equipment for applications in harsh environments in non-oilfield markets.

    The following table summarizes certain financial data by business segment:

                                                                                           FOR THE YEARS ENDED MARCH 31,
                                                                              ------------------------------------------------------
(IN THOUSANDS)                                                                     2000                1999               1998
                                                                              ---------------     ---------------    ---------------
REVENUES
    Offshore Oil and Gas
       Remotely Operated Vehicles ........................................    $        94,617     $       100,854    $        83,729
       Subsea Products ...................................................             69,744              72,919             59,732
       Mobile Offshore Production Systems ................................             23,983              31,559             30,716
       Other Services ....................................................            105,505              95,748             97,638
                                                                              ---------------     ---------------    ---------------
    Total Offshore Oil and Gas ...........................................            293,849             301,080            271,815
    Advanced Technologies ................................................            122,971              99,242             86,306
                                                                              ---------------     ---------------    ---------------
       Total .............................................................    $       416,820     $       400,322    $       358,121
                                                                              ===============     ===============    ===============

INCOME (LOSS) FROM OPERATIONS
    Offshore Oil and Gas
       Remotely Operated Vehicles ........................................    $        14,064     $        16,722    $        15,897
       Subsea Products ...................................................              1,499               6,389              3,270
       Mobile Offshore Production Systems ................................              7,629               9,478              4,216
       Other Services ....................................................             (3,169)              3,308              1,818
                                                                              ---------------     ---------------    ---------------
    Total Offshore Oil and Gas ...........................................             20,023              35,897             25,201
    Advanced Technologies ................................................             12,276               8,459             11,081
                                                                              ---------------     ---------------    ---------------
       Total .............................................................    $        32,299     $        44,356    $        36,282
                                                                              ===============     ===============    ===============

ASSETS
    Offshore Oil and Gas

       Remotely Operated Vehicles ........................................    $       145,486     $       132,709    $        88,405
       Subsea Products ...................................................             78,993              71,679             55,582
       Mobile Offshore Production Systems ................................             58,553              45,938             61,521
       Other Services ....................................................             90,562              69,826             59,011
                                                                              ---------------     ---------------    ---------------
    Total Offshore Oil and Gas ...........................................            373,594             320,152            264,519
    Advanced Technologies ................................................             45,608              46,698             35,423
    Other ................................................................             31,774              20,493             16,601
                                                                              ---------------     ---------------    ---------------
       Total .............................................................    $       450,976     $       387,343    $       316,543
                                                                              ===============     ===============    ===============

                                                                             K29

                 OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES


                                                                                           FOR THE YEARS ENDED MARCH 31,
                                                                              ------------------------------------------------------
(IN THOUSANDS)                                                                     2000                1999               1998
                                                                              ---------------     ---------------    ---------------
CAPITAL EXPENDITURES
    Offshore Oil and Gas
       Remotely Operated Vehicles .........................................    $        29,614    $        41,783    $        33,924
       Subsea Products ....................................................              4,700             25,951              3,800
       Mobile Offshore Production Systems .................................             16,590              1,854             29,636
       Other Services .....................................................             20,320             25,528             19,025
                                                                               ---------------    ---------------    ---------------
    Total Offshore Oil and Gas ............................................             71,224             95,116             86,385
    Advanced Technologies .................................................              9,534              6,898              8,028
                                                                               ---------------    ---------------    ---------------
       Total ..............................................................    $        80,758    $       102,014    $        94,413
                                                                               ===============    ===============    ===============

DEPRECIATION AND AMORTIZATION EXPENSES
    Offshore Oil and Gas
       Remotely Operated Vehicles .........................................    $        13,827    $        11,609    $         9,021
       Subsea Products ....................................................              4,212              3,215              2,684
       Mobile Offshore Production Systems .................................              4,239              4,409              3,456
       Other Services .....................................................              7,906              6,313              4,619
                                                                               ---------------    ---------------    ---------------
    Total Offshore Oil and Gas ............................................             30,184             25,546             19,780
    Advanced Technologies .................................................              3,764              4,415              3,396
                                                                               ---------------    ---------------    ---------------
       Total ..............................................................    $        33,948    $        29,961    $        23,176
                                                                               ===============    ===============    ===============

    Income from operations for each business segment is determined before interest income or expense, other expense, minority interests and the provision for income taxes. An allocation of these items is not considered practical. All assets specifically identified with a particular business segment have been segregated. Cash and cash equivalents, certain prepaid expenses and other current assets, certain investments and other assets have not been allocated to particular business segments.

    No individual customer accounted for more than 10% of revenues in 2000, 1999 or 1998.

GEOGRAPHIC OPERATING AREAS

The following table summarizes certain financial data by geographic area:

                                   FOR THE YEARS ENDED MARCH 31,
                    -----------------------------------------------------------
(IN THOUSANDS)           2000                  1999                  1998
                    ---------------       ---------------       ---------------

REVENUES
United States ..... $       207,415       $       206,703       $       173,878
Norway ............          26,934                30,162                18,440
United Kingdom ....          26,504                34,641                33,615
Indonesia .........          25,983                19,153                11,979
Other Asia ........          41,381                33,451                27,652
Africa ............          49,673                50,033                60,180
Other .............          38,930                26,179                32,377
                    ---------------       ---------------       ---------------
TOTAL ............. $       416,820       $       400,322       $       358,121
                    ===============       ===============       ===============


LONG-LIVED ASSETS
United States ..... $       205,861       $       156,457       $       117,896
Europe ............          46,614                44,043                20,789
Africa ............          10,088                17,167                20,472
Asia ..............          22,494                21,625                22,398
Other .............          14,738                15,547                 1,743
                    ---------------       ---------------       ---------------
TOTAL ............. $       299,795       $       254,839       $       183,298
                    ===============       ===============       ===============

K30

7.  ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

                                                                   MARCH 31,
                                                               -----------------
(IN THOUSANDS)                                                   2000     1999
                                                               -------   -------

            Payroll and related costs ......................   $15,583   $18,629
            Accrued job costs ..............................    19,972    16,846
            Other ..........................................    18,090    19,133
                                                               -------   -------
            Total Accrued Liabilities ......................   $53,645   $54,608
                                                               =======   =======

                                                                             K31

SELECTED  QUARTERLY  FINANCIAL  DATA  (UNAUDITED)
(in thousands, except per share data)

                                                                                    Year Ended March 31, 2000
                                                            ------------------------------------------------------------------------
QUARTER ENDED                                               JUNE 30         SEPT. 30        DEC. 31         MAR. 31          TOTAL
                                                            --------        --------        --------        --------        --------
Revenues ...........................................        $ 98,860        $100,405        $106,512        $111,043        $416,820
Gross profit .......................................          18,527          17,455          18,183          17,477          71,642
Income from operations .............................           8,978           7,745           8,328           7,248          32,299
Net income .........................................           5,034           4,116           3,995           3,639          16,784
Diluted earnings per share .........................        $   0.22        $   0.18        $   0.17        $   0.16        $   0.73
Weighted average number of
    common shares and equivalents ..................          22,667          23,079          23,323          23,074          23,036

                                                                                    Year Ended March 31, 1999
                                                            ------------------------------------------------------------------------
QUARTER ENDED                                               JUNE 30         SEPT. 30        DEC. 31         MAR. 31          TOTAL
                                                            --------        --------        --------        --------        --------
Revenues ...........................................        $ 98,911        $110,042        $ 98,275        $ 93,094        $400,322
Gross profit .......................................          21,487          23,532          21,493          19,172          85,684
Income from operations .............................          11,126          13,227          11,154           8,849          44,356
Net income .........................................           6,575           7,895           6,351           4,886          25,707
Diluted earnings per share .........................        $   0.28        $   0.34        $   0.28        $   0.22        $   1.12
Weighted average number of
    common shares and equivalents ..................          23,282          22,987          22,722          22,562          22,888

K32