Form 10-Q
period 2000-06-30
OCEANEERING INTERNATIONAL INC
filed 2000-08-10
CIK 73756

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X]               QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 2000

                                       OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to ____________


                         Commission File Number 1-10945

                        OCEANEERING INTERNATIONAL, INC.
            (Exact name of registrant as specified in its charter)

             DELAWARE                                       95-2628227
 -------------------------------                       -------------------
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

                                 (713) 329-4500
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


                                 NOT APPLICABLE
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                                  Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                    CLASS                        OUTSTANDING AT AUGUST 1, 2000
---------------------------------------------    -----------------------------
         Common Stock, $.25 Par Value                   22,924,506 shares

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                      JUNE 30,       MARCH 31,
                                                        2000           2000
                                                    ------------   ------------
                                                     (UNAUDITED)     (AUDITED)
ASSETS

 Current Assets:
   Cash and cash equivalents ....................   $     10,351   $     11,001
   Accounts receivable (net of allowance
     for doubtful accounts of $500
     at June 30 and March 31) ...................        116,313        118,572
   Prepaid expenses and other ...................         22,200         18,990
                                                    ------------   ------------
   Total current assets .........................        148,864        148,563
                                                    ------------   ------------

 Property and Equipment, at cost ................        486,787        461,285
 Less: accumulated depreciation .................        186,591        184,918
                                                    ------------   ------------
 Net property and equipment .....................        300,196        276,367
                                                    ------------   ------------

 Goodwill (net of amortization of $6,922
   and $6,612) ..................................         11,330         11,611
                                                    ------------   ------------

 Investments and Other Assets ...................         14,569         14,435
                                                    ------------   ------------

   TOTAL ASSETS .................................   $    474,959   $    450,976
                                                    ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY

 Current Liabilities:
   Accounts and notes payable ...................   $     34,103   $     34,905
   Accrued liabilities ..........................         55,631         53,645
   Income taxes payable .........................          7,269          7,238
                                                    ------------   ------------
   Total current liabilities ....................         97,003         95,788
                                                    ------------   ------------

 Long-term Debt, net of current portion .........        150,000        128,000
                                                    ------------   ------------

 Other Long-term Liabilities ....................         30,248         31,488
                                                    ------------   ------------

 Commitments and Contingencies

 Shareholders' Equity ...........................        197,708        195,700
                                                    ------------   ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ......   $    474,959   $    450,976
                                                    ============   ============

See Notes to Consolidated Financial Statements.

                 OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                   FOR THE THREE MONTHS ENDED
                                                            JUNE 30,
                                                  ----------------------------
                                                      2000            1999
                                                  ------------    ------------
                                                      (IN THOUSANDS, EXCEPT
                                                        PER SHARE AMOUNTS)

Revenues .......................................  $    104,039    $     98,860
Cost of Services ...............................        88,666          80,333
Selling, General and Administrative Expenses ...         9,995           9,549
                                                  ------------    ------------

    Income from operations .....................         5,378           8,978

Interest Income ................................           149             143

Interest Expense, net of capitalized interest
  of $793 and $390 .............................        (1,612)         (1,346)

Other Income, Net ..............................           309             205
                                                  ------------    ------------

    Income before income taxes .................         4,224           7,980

Provision for Income Taxes .....................        (1,521)         (2,946)
                                                  ------------    ------------

    Net Income .................................  $      2,703    $      5,034
                                                  ============    ============


Basic Earnings per Share .......................  $       0.12    $       0.22

Diluted Earnings per Share .....................  $       0.12    $       0.22

Weighted average number of common shares .......        22,865          22,391

Incremental shares from stock options ..........           321             276

Weighted average number of common shares
  and equivalents ..............................        23,186          22,667

See Notes to Consolidated Financial Statements.

                 OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                    FOR THE THREE MONTHS ENDED
                                                             JUNE 30,
                                                   ----------------------------
                                                       2000            1999
                                                   ------------    ------------
                                                          (IN THOUSANDS)

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income                                     $      2,703    $      5,034
                                                   ------------    ------------
    Adjustments to reconcile net income to net
      cash provided by operating activities:
    Depreciation and amortization ................        9,055           7,935
    Currency translation adjustments and other ...          164            (171)
    Decrease (increase) in accounts receivable ...        2,259          (3,733)
    Increase in prepaid expenses and other
      current assets .............................       (3,210)         (3,088)
    Increase in other assets .....................         (146)           (907)
    Increase (decrease) in current liabilities ...        1,294            (254)
    Increase (decrease) in other long-term
      liabilities ................................       (1,240)            147
                                                   ------------    ------------

    Total adjustments to net income ..............        8,176             (71)
                                                   ------------    ------------

NET CASH PROVIDED BY OPERATING ACTIVITIES ........       10,879           4,963
                                                   ------------    ------------

Cash Flows from Investing Activities:
    Purchases of property and equipment and
      other ......................................      (34,624)        (13,647)
                                                   ------------    ------------

NET CASH USED IN INVESTING ACTIVITIES ............      (34,624)        (13,647)
                                                   ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds on revolving credit and other
      long-term debt .............................       21,907           7,925
    Proceeds from issuance of common stock .......        1,188             764
                                                   ------------    ------------

NET CASH PROVIDED BY FINANCING ACTIVITIES ........       23,095           8,689
                                                   ------------    ------------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS ....................................         (650)              5

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR ....       11,001           8,367
                                                   ------------    ------------

CASH AND CASH EQUIVALENTS - END OF PERIOD ........ $     10,351    $      8,372
                                                   ============    ============

See Notes To Consolidated Financial Statements.

                 OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.    Basis of Presentation and Significant Accounting Policies

      These consolidated financial statements are unaudited and have been prepared pursuant to Instructions for the Quarterly Report on Form 10-Q required to be filed with the Securities and Exchange Commission and do not include all information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles. Management has reflected all adjustments which it believes are necessary to present fairly Oceaneering's financial position at June 30, 2000 and its results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Oceaneering's Annual Report on Form 10-K for its fiscal year ended March 31, 2000. The results for interim periods are not necessarily indicative of annual results. Unless the context indicates otherwise, references to years indicate Oceaneering's fiscal years. For example, 2001 refers to the current fiscal year ending March 31, 2001.

2.    Shareholders' Equity

      Shareholders' Equity consisted of the following:

                                                   JUNE 30,        MARCH 31,
                                                     2000            2000
                                                 ------------    ------------
                                                  (UNAUDITED)      (AUDITED)
                                                        (IN THOUSANDS)
Common Stock, par value $0.25;
  90,000,000 shares authorized;
  24,017,046 shares issued ..................... $      6,004    $      6,004
Additional paid-in capital .....................       78,264          77,972
Treasury stock; 1,107,371 and 1,197,705 shares,
  at average cost ..............................      (14,840)        (16,050)
Retained earnings ..............................      143,196         140,493
Accumulated other elements of comprehensive
  income .......................................      (14,916)        (12,719)
                                                 ------------    ------------

Total Shareholders' Equity ..................... $    197,708    $    195,700
                                                 ============    ============

3.    Income Taxes

      Cash taxes paid were $1.5 million and $1.2 million for the first three months of 2001 and 2000, respectively. Oceaneering also received a cash tax refund of $4.4 million during the first quarter of 2001.

4.    Earnings Per Share

      Oceaneering has computed earnings per share in accordance with Financial Accounting Standards Board Standard Number ("SFAS") 128, "Earnings Per Share".

5.    Business Segment Information

      Oceaneering supplies a comprehensive range of technical services and specialty products to a variety of industries and is one of the world's largest underwater services contractors. Oceaneering's Offshore Oil and Gas business consists of remotely operated vehicles ("ROVS"), Subsea Products, Mobile Offshore Production Systems and Other Services. Oceaneering's Advanced Technologies business provides project management, engineering services and equipment for applications in harsh environments outside the oil and gas industry.

      The following summarizes certain financial data by business segment:

                                                              THREE MONTHS
                                                             ENDED JUNE 30,
                                                         -----------------------
                                                           2000           1999
                                                         --------       --------
                                                             (IN THOUSANDS)
Revenues
   Offshore Oil and Gas
      ROVS .......................................       $ 27,551       $ 22,870
      Subsea Products ............................         22,490         17,210
      Mobile Offshore Production Systems .........          5,980          7,369
      Other Services .............................         22,946         19,330
                                                         --------       --------
   Total Offshore Oil and Gas ....................         78,967         66,779
   Advanced Technologies .........................         25,072         32,081
                                                         --------       --------
      Total ......................................       $104,039       $ 98,860
                                                         ========       ========

Gross Margins
   Offshore Oil and Gas
      ROVS .......................................       $  6,412       $  5,673
      Subsea Products ............................          2,336          2,824
      Mobile Offshore Production Systems .........          1,351          3,083
      Other Services .............................          1,335          1,909
                                                         --------       --------
   Total Offshore Oil and Gas ....................         11,434         13,489
   Advanced Technologies .........................          3,939          5,038
                                                         --------       --------
      Total ......................................       $ 15,373       $ 18,527
                                                         ========       ========

    There are no differences in the basis of segmentation or in the basis of measurement of segment profit or loss from those used in the consolidated financial statements for the fiscal year ended March 31, 2000.

6.  Comprehensive Income

    Effective April 1, 1998, Oceaneering adopted SFAS 130, "Reporting Comprehensive Income". This statement establishes standards for reporting and display of comprehensive income and its components. Comprehensive income is the total of net income and all non-owner changes in equity. The amounts of comprehensive income for each of the three-month periods ended June 30, 2000 and 1999 are as follows:

                                                               THREE MONTHS
                                                              ENDED JUNE 30,
                                                           --------------------
                                                             2000        1999
                                                           --------    --------
                                                              (IN THOUSANDS)

Net Income per Consolidated Statements of Income .......   $  2,703    $  5,034
Foreign Currency Translation Losses ....................     (2,197)     (1,314)
                                                           --------    --------
        Total ..........................................   $    506    $  3,720
                                                           ========    ========

    Amounts comprising other elements of comprehensive income in Shareholders'
Equity:

                                            JUNE 30, 2000      MARCH 31, 2000
                                           ---------------    ---------------
                                                     (IN THOUSANDS)

Accumulated Foreign Currency Translation   $       (14,916)   $       (12,719)
                                           ===============    ===============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

All statements in this Form 10-Q, other than statements of historical facts, including, without limitation, statements regarding our business strategy, plans for future operations and industry conditions, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to various risks, uncertainties, and assumptions, including those we refer to under the heading "Cautionary Statement Concerning Forward-Looking Statements" in Part I of our Report on Form 10-K for our fiscal year ended March 31, 2000. Although we believe that the expectations reflected in such forward-looking statements are reasonable, because of the inherent limitations in the forecasting process, as well as the relatively volatile nature of the industries in which we operate, we can give no assurance that such expectations will prove to have been correct. Accordingly, evaluation of our future prospects must be made with caution when relying on forward-looking information.

MATERIAL CHANGES IN FINANCIAL CONDITION

We consider our liquidity and capital resources adequate to support our operations and capital commitments. At June 30, 2000 we had working capital of $52 million, including $10 million of unrestricted cash; we had $80 million available under committed credit facilities and $15 million was unused under uncommitted lines of credit.

Our capital expenditures were $35 million during the first three months of 2001, as compared to $14 million during the corresponding period of the prior fiscal year. Capital expenditures in 2001 consisted of ongoing costs related to the conversion of a jackup to a mobile offshore production unit ("MOPU"), additions to our fleet of ROVs and multiservice vessel construction. Prior fiscal year expenditures consisted of additions to our fleet of ROVs, multiservice vessel construction and subsea products facilities expansion.

Commitments for capital expenditures at June 30, 2000 were approximately $41 million for the conversion of a jackup drilling rig to a MOPU. The MOPU will be used for a three-year contract in Western Australia. Operations are anticipated to begin in mid calendar 2001.

RESULTS OF OPERATIONS

Effective with the fourth quarter of 2000, we increased our reporting segments from three to five to assist the investment community in better understanding our company. The segments are contained within two businesses - services and products provided to the offshore oil and gas industry ("Offshore Oil and Gas") and all other services and products ("Advanced Technologies" or "ADTECH"). Our segments within the Offshore Oil and Gas business are Remotely Operated Vehicles ("ROVs"), Subsea Products, Mobile Offshore Production Systems ("MOPS") and Other Services. We are reporting our ADTECH business as one segment.

Consolidated revenue and margin information is as follows:

                                                       Three Months Ended
                                                            JUNE 30,
                                                  -----------------------------
                                                      2000             1999
                                                  ------------     ------------
                                                          (IN THOUSANDS)

Revenues .....................................    $    104,039     $     98,860
Gross margin .................................          15,373           18,527
Gross margin % ...............................              15%              19%
Operating margin % ...........................               5%               9%

A material amount of our consolidated revenue is generated from contracts for marine services in the Gulf of Mexico and North Sea, which are usually more active from April through November compared to the rest of the year. However, our exit from the diving sector in the North Sea in early 1998 and the substantial number of multi-year ROV contracts which were entered into since calendar 1997 have reduced the seasonality of our ROV and Other Services operations. Revenues in our MOPS, Subsea Products and Advanced Technologies segments are generally not seasonal.

Our Offshore Oil and Gas business results are most influenced by the level of capital spending by oil and gas companies in the offshore sector. While crude oil and natural gas prices were higher than those during the comparable period of 2000, capital spending levels have not yet increased as we had anticipated three months ago. The fixed costs associated with our underutilized assets have impacted our profit margins, particularly in Subsea Products (umbilical plants) and Other Services (multiservice vessels). Our bidding activity is up, but projects are planned for execution in calendar year 2001. Our 2001 ADTECH segment results are anticipated to be lower than those achieved in 2000 as our cable venture is expected to be about break-even in its first year of operation and its other operations are expected to be comparable to 2000. Therefore, we currently project that our consolidated full fiscal year results will be within a range of 85% to 100% of those achieved in fiscal 2000, depending upon the timing and actual realization of an expected increase in demand for our products and services.

OFFSHORE OIL AND GAS.

The table below sets forth our revenues and gross margins for our Offshore Oil and Gas business for the periods ended June 30, 2000 and 1999.

                                                   THREE MONTHS ENDED JUNE 30,
                                                   ----------------------------
                                                       2000            1999
                                                   ------------    ------------
                                                      (DOLLARS IN THOUSANDS)
ROVs
    Revenues ...................................   $     27,551    $     22,870
    Gross margin ...............................          6,412           5,673
    Gross margin % .............................             23%             25%

Subsea Products
    Revenues ...................................   $     22,490    $     17,210
    Gross margin ...............................          2,336           2,824
    Gross margin % .............................             10%             16%

MOPS
    Revenues ...................................   $      5,980    $      7,369
    Gross margin ...............................          1,351           3,083
    Gross margin % .............................             23%             42%

Other Services
    Revenues ...................................   $     22,946    $     19,330
    Gross margin ...............................          1,335           1,909
    Gross margin % .............................              6%             10%

Total Offshore Oil and Gas
    Revenues ...................................   $     78,967    $     66,779
    Gross margin ...............................         11,434          13,489
    Gross margin % .............................             14%             20%



Our ROV revenues and gross margin were higher than those achieved during the comparable period of 2000 due to a higher number of ROVs available. Utilization rates for work class vehicles were 63% for both 2001 and 2000. The gross margin percentage decreased from 25% to 23% as a result of a change in the mix of services.

Our Subsea Products revenues were higher than those of the prior year due to increased umbilical sales from our plants in Brazil and the United States. Profitability was down as a result of competitive pricing and a large steel tube umbilical order in our U.K. plant which had a lower-than-average profit margin due to higher subcontractor content.

MOPS revenues and profits were lower than the prior year as we completed a major modification project for the FPSO ZAFIRO PRODUCER during fiscal 2000. Other MOPS activities were at comparable levels.

Other Services revenues were up 19% over the prior year due to an increase in diving activity in the Gulf of Mexico and an ongoing construction job in India. During the fourth quarter of 2000, we determined that the India job was going to be completed at a loss and we estimated and accrued the loss at that time. There was no change in that estimate during the first quarter of 2001. Gross margins were down from 2000 due to lower profitability from our foreign diving operations.

ADVANCED TECHNOLOGIES.

Revenue and gross margin information is as follows:

                                                       THREE MONTHS ENDED
                                                            JUNE 30,
                                                  -----------------------------
                                                      2000             1999
                                                  ------------     ------------
                                                     (DOLLARS IN THOUSANDS)

Revenues .....................................    $     25,072     $     32,081
Gross margin .................................           3,939            5,038
Gross margin % ...............................              16%              16%

Our ADTECH segment revenue and gross margins were lower as our telecommunications activities were put into an unconsolidated joint venture. The results of this venture are reported as other income. Other ADTECH results were at comparable levels to 2000.

OTHER.

Our telecommunications joint venture started its first revenue producing activities during the first quarter of 2001 and operated at approximately a break-even level.

Interest expense for the three-month period ended June 30, 2000 increased compared to the corresponding periods of the prior year as we had higher debt levels and higher interest rates. This debt had been incurred to fund the acquisition of additional equipment and expansion of subsea products production capacity. Interest expense of $1,612,000 in 2001 was net of capitalized interest of $793,000.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There are no material changes from the information provided in Item 7A of Oceaneering's Annual Report on Form 10-K for the fiscal year ended March 31, 2000.

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

                                                 OCEANEERING INTERNATIONAL, INC.
                                                          (Registrant)






Date: August 10, 2000   By:    /s/ JOHN R. HUFF
                               John R. Huff
                               Chairman and Chief Executive Officer

Date: August 10, 2000   By:   /s/ MARVIN J. MIGURA
                              Marvin J. Migura
                              Senior Vice President and Chief Financial Officer

Date: August 10, 2000   By:   /s/ JOHN L. ZACHARY
                              John L. Zachary
                              Controller and Chief Accounting Officer