Form 10-K/A
period 2000-03-31
OCEANEERING INTERNATIONAL INC
filed 2000-10-24
CIK 73756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549


FORM 10-K/A
AMENDMENT NO. 1


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2000

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________________  to ________________

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


      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [ ], No [X].


      Aggregate market value of the voting stock held by non-affiliates of the registrant at June 22, 2000 based upon the closing sale price of the Common Stock on the New York Stock Exchange: $437,140,000

      Number of shares of Common Stock outstanding at June 22, 2000:  22,910,275


DOCUMENTS INCORPORATED BY REFERENCE:    None.

                                     PART I

ITEM 1.  BUSINESS.

General Development of Business


Oceaneering International, Inc. is an advanced applied technology company that provides a comprehensive range of integrated technical services and hardware to customers who operate in harsh environments such as underwater, space and other hazardous areas. Oceaneering was organized in 1969 out of the combination of three diving service companies founded in the early 1960s. Since our establishment, we have concentrated on the development and marketing of underwater services and products requiring the use of advanced deepwater technology. We are one of the world's largest underwater services contractors. We provide most of our services and products to the oil and gas industry. These include drilling support, subsea construction, design, lease and operation of production systems, facilities maintenance and repair, specialty subsea hardware and specialized onshore and offshore engineering and inspection. We operate in the United States and 22 other countries. Our international operations, principally in the North Sea, Africa and the Far East, accounted for approximately 50% of our 2000 revenues, or $209 million.

      This year we are increasing our reporting segments from three to five to assist the investment community in better understanding our company. The segments are contained within two businesses - services and products provided to the offshore oil and gas industry ("Offshore Oil and Gas") and all other services and products ("Advanced Technologies"). Our business segments within the Offshore Oil and Gas business are Remotely Operated Vehicles ("ROVs"), Subsea Products, Mobile Offshore Production Systems and Other Services. We are reporting our Advanced Technologies business as one segment.

      In each of our businesses, we have been concentrating on expanding our capabilities to provide technical solutions to our customers .


      Unless the context indicates otherwise, references to years indicate fiscal years. For example, 2000 refers to the twelve-month period ended March 31, 2000.


OFFSHORE OIL AND GAS. In the last few years, the focus of our Offshore Oil and Gas business has been toward increasing our asset base for servicing deepwater projects and subsea completions. Prior to 1996, we purchased most of our remotely operated vehicles, often referred to as ROVs, which are submersible vehicles operated from the surface and widely used in the offshore oil and gas industry. However, in response to increased demand for more powerful systems operating in deeper water, we expanded our capabilities and established an in-house facility to design and build ROVs to meet the continued expansion of our ROV fleet. This facility was established and became fully operational in January 1998. We have built over 50 ROV systems and we are producing all our new ROVs in-house.

      In addition to the ROV expansion, we also committed to the construction of two multiservice vessels , the Ocean Intervention and the Ocean Intervention II, the first of which went into service in November 1998. These multiservice vessels are equipped with thrusters that allow them to be dynamically positioned, which means the vessels can maintain a constant position at a location without the use of anchors. Both vessels can carry and install significant lengths of coiled tubing or umbilicals required to bring subsea well completions into production (tie-back to production facilities). These vessels have been designed for use in pipeline or flowline tie-ins, pipeline crossings and subsea hardware interventions and installations. These vessels are part of our Other Services segment.

      Through our Multiflex division, we are a leading provider of subsea hydraulic and electrohydraulic thermoplastic umbilicals. These umbilicals are the means by which offshore operators control subsea wellhead hydrocarbon flow rates. We entered this market in March 1994 through our purchase of the operating subsidiaries of Multiflex International Inc. During 1999, we constructed a new umbilical plant in Brazil and relocated, modernized and increased the capabilities of our umbilical manufacturing facility in Scotland. The plant in Brazil began operations in fiscal year 1999 and the plant in Scotland was commissioned in early fiscal year 2000.

      We own two mobile offshore production systems, the PB San Jacinto, acquired in December 1997 and under contract offshore Indonesia, and the floating production, storage and offloading system Ocean Producer, which has been operating offshore West Africa since December 1991. In November 1999, we contracted to provide a mobile offshore production system for development of oil fields offshore Western Australia. We are presently converting a jackup drilling rig to a mobile offshore production system for this contract. We anticipate having the unit on location by January 2001 and our customer oil companies expect production to begin in mid-calendar 2001. In November 1995, we contracted with a major oil company for the provision of a floating production, storage and offloading unit. We converted a crude oil tanker and delivered the Zafiro Producer to its first operational location off West Africa in August 1996. In December 1996, the customer exercised an option to purchase the unit. We continue to participate as a member of the customer's integrated team to operate and enhance the unit's production facilities.

ADVANCED TECHNOLOGIES. In August 1992 and May 1993, we purchased two businesses that formed the basis of our Advanced Technologies segment. The first business designed, developed and operated robotic systems and ROVs specializing in the non-oilfield market and provided the basis for our expansion into telecommunications cable laying and burial and commercial theme park animation in 1993. The second business designed, developed and fabricated spacecraft hardware and high temperature insulation products.


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

Description of Business

OFFSHORE OIL AND GAS


Our Offshore Oil and Gas business consists of ROVs, Subsea Products, Mobile Offshore Production Systems and Other Services.


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


      Our ROV services revenues accounted for approximately 23% of our total revenues for 2000, 25% of our total revenues for 1999 and 23% of our total revenues for 1998.

SUBSEA PRODUCTS. We manufacture a variety of build-to-order specialty subsea hardware to ISO 9001 quality requirements. These products include hydraulic, electro-hydraulic and steel tube umbilicals; production control equipment; pipeline repair systems; and ROV tooling and work packages. We market these products under the trade names Multiflex and Oceaneering Intervention Engineering.


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


      Our Subsea Products sales revenues accounted for approximately 17% of our total revenues for 2000, 18% of our total revenues for 1999 and 17% of our total revenues for 1998.

MOBILE OFFSHORE PRODUCTION SYSTEMS. We presently own two operating mobile offshore production systems, the Ocean Producer and the San Jacinto and are converting a third, the Ocean Legend, from a jackup drilling rig. In addition, we operate and maintain the Zafiro Producer on behalf of a major oil company.

      We also undertake engineering and project management of projects related to mobile offshore production systems. We have managed the conversion of a jackup to a production unit and in-field modifications to the Zafiro Producer. We also perform engineering studies for customers evaluating field development projects. In addition, we own two out-of-service semi- submersible offshore rigs and a tanker, each capable of being converted to a mobile offshore production system or other suitable service.

      Our Mobile Offshore Production Systems revenues accounted for approximately 6% of our total revenues for 2000, 8% of our total revenues for 1999 and 9% of our total revenues for 1998.

OTHER SERVICES. We provide oilfield diving, non-destructive inspection and testing services and supporting vessel operations, which are utilized principally in inspection, repair and maintenance activities. We also perform subsea intervention and hardware installation services from our multiservice vessels. These services include: subsea well tie-backs; pipeline/flowline tie-ins and repairs; pipeline crossings; and umbilical, other subsea equipment installations and subsea intervention.


      We supply commercial diving services to the oil and gas industry using the traditional techniques of air, mixed gas and saturation diving, all of which use surface-supplied breathing gas. We do not use divers in water depths greater than 1,000 feet. We also use atmospheric diving systems, which enclose the operator in a surface pressure diving suit, in water depths up to 2,300 feet.


      Through our Solus Schall division, we offer a wide range of inspection services to customers required to obtain third-party inspections to satisfy contractual structural specifications, internal safety standards or regulatory requirements. We focus on the inspection of pipelines and onshore fabrication of offshore facilities for the oil and gas industry. Certain of Solus Schall's pipeline inspection activities are performed through the use of specialized x-ray crawlers, which travel independently inside pipelines, stopping to perform radiographic inspection of welds.

      Our Other Services revenues accounted for approximately 25% of our total revenues for 2000, 24% of our total revenues for 1999 and 27% of our total revenues for 1998.


ADVANCED TECHNOLOGIES


Our Advanced Technologies segment provides underwater intervention, engineering services and related manufacturing to meet a variety of industrial requirements, including ship husbandry, search and recovery, subsea telecommunications cable installation, maintenance and repair, civil works projects and commercial theme park animation. We do this in part by extending the use of existing assets and technology developed in oilfield operations to new applications.

      We work for customers having specialized requirements in underwater or other environments outside the oil and gas industry. We provide deep ocean search and recovery services for governmental bodies, including the U.S. Navy. In other services for the Navy, we provide various engineering and underwater services ranging from aircraft salvage and recovery operations to inspection and maintenance of the Navy's fleet of surface ships and submarines. Through a joint venture we formed with a subsidiary of Smit Internationale, N.V., we also maintain and operate deepwater cable lay and maintenance vehicles. The initial term of the joint venture agreement expires in March 2001. It automatically extends for five year periods unless one of the participants gives cancellation notice at least one year before the end of the then current term.


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


      We entered the commercial theme park animation market in 1993. We have provided mechanical sharks and dinosaurs for use in theme park attractions.

      As part of our Advanced Technologies segment, Oceaneering Space and Thermal Systems directs our efforts towards applying undersea technology and experience in the space industry. We have worked with the NASA and NASA subcontractors on a variety of projects including portable life-support systems, tools and robotic systems and standards and guidelines to ensure robotic compatibility for space station equipment and payloads. We also support NASA by producing space shuttle crew support equipment, including the design, development and fabrication of spacecraft extravehicular and intravehicular hardware and soft goods, air crew life-support equipment, mechanical and electromechanical devices and high temperature insulation. These activities substantially depend on continued government funding for space programs.

      Our Advanced Technologies revenues accounted for approximately 29% of our total revenues for 2000, 25% of our total revenues for 1999 and 24% of our total revenues for 1998.

MARKETING

OFFSHORE OIL AND GAS. Oil and gas exploration and development expenditures fluctuate from year to year. In particular, budgetary approval for more expensive drilling and production in deepwater, an area in which we have a high degree of focus, may be postponed or suspended during periods when exploration and production companies reduce their offshore capital spending.


      We market our ROVs, Subsea Products and Other Services to domestic, international and foreign national oil and gas companies engaged in offshore exploration, development and production. We also provide services as a subcontractor to other oilfield service companies operating as prime contractors. Customers for these services typically award contracts on a competitive bid basis. These contracts are typically less than one year in duration.

      We market our Mobile Offshore Production Systems primarily to international and foreign national oil and gas companies. We offer systems for extended well testing, early production and development of marginal fields and prospects in areas lacking pipelines and processing infrastructure. Contracts are typically awarded on a competitive basis, generally for periods of one or more years.

      In connection with the services we perform in our Offshore Oil and Gas business, we generally seek contracts that compensate us on a dayrate basis. Under dayrate contracts, the contractor provides the ROV or vessel and the required personnel to operate the unit. Compensation under a dayrate contract is based on a rate per day for each day the unit is used. The typical dayrate depends on market conditions, the nature of the operations to be performed, the duration of the work, the equipment and services to be provided, the geographical areas involved and other variables. Dayrate contracts may also contain an alternate, lower dayrate that applies when a unit is in route to a new site or when operations are interrupted or restricted by equipment breakdowns, adverse weather or water conditions or other conditions beyond the contractor's control. Some dayrate contracts provide for revision of the specified dayrates in the event of material changes in certain items of cost being incurred by the contractor.


ADVANCED TECHNOLOGIES. We market our marine services and related engineering services to government agencies, major defense contractors, NASA subcontractors and telecommunications, construction and other industrial customers outside the energy sector. We also market to insurance companies, salvage associations and other customers who have requirements for specialized operations in deep water.


MAJOR CUSTOMERS. Our top five customers in each of 2000, 1999 and 1998 accounted for approximately 25%, 25% and 26%, respectively, of our consolidated revenues. For 2000 and 1998, four of our top five customers were oil and gas exploration and production companies served by our Offshore Oil and Gas business segments. For each of those years, the remaining top five customer was the U.S. Navy, which was served by our Advanced Technologies segment. In 1999, our top five customers were all oil and gas exploration and production companies served by our Offshore Oil and Gas business segments. No single customer accounted for more than 10% of our consolidated revenues in any of those three years. While we do not depend on any one customer, the loss of one of our significant customers could, at least on a short-term basis, have an adverse effect on our results of operations.

RAW MATERIALS

      Most of the raw materials we use in our manufacturing operations, such as steel in various forms, electronic components and plastics, are available from many sources, and we are not dependent on any single supplier or source for any of our raw materials. However, some components we use to manufacture subsea umbilicals are available from limited sources. While we have not experienced any difficulties in obtaining those materials in the past and do not anticipate any such difficulties in the foreseeable future, it is possible that a shortage of supply could develop. Any significant, prolonged shortage of these materials could result in increased costs for these materials and delays in our subsea umbilicals manufacturing operations.


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


MOBILE OFFSHORE PRODUCTION SYSTEMS. We believe we are well positioned to compete in this market through our ability to identify and offer optimum solutions, supply equipment and utilize the expertise in associated subsea technology and offshore construction and operations gained through our extensive operational experience worldwide. We are one of many companies that offer leased mobile offshore production systems.

SUBSEA PRODUCTS. Although there are many competitors offering either specialized products or operating in limited geographic areas, we believe we are one of a small number of companies that compete on a worldwide basis for the provision of thermoplastic subsea control umbilical cables.


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


      The worldwide inspection market consists of a wide range of inspection and certification requirements in many industries. Solus Schall competes in only selected portions of this market. We believe that our broad geographic sales and operational coverage, long history of operations, technical reputation, application of x-ray pipeline inspection technology and accreditation to international quality standards enable us to compete effectively in our selected inspection services market segments.

      Frequently, oil and gas companies use prequalification procedures that reduce the number of prospective bidders for their projects. In some countries, political considerations tend to favor local contractors. While these considerations have not materially impacted this segment's results in recent periods, our view of the increasing trend to favor local contractors in West Africa was a factor in our decision to sell our diving operations in West Africa in 2000.


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


      We also use the administrative and operational support structures of our Offshore Oil and Gas business to identify opportunities in foreign countries and to provide additional local support for services provided to this segment's customers.


SEASONALITY, BACKLOG AND RESEARCH AND DEVELOPMENT


A material amount of our consolidated revenues is generated from contracts for marine services in the Gulf of Mexico and North Sea, which are usually more active from April through November compared to the rest of the year. However, our exit from the diving sector in the North Sea in early 1998 and the substantial number of multi-year ROV contracts we entered into since 1997 have reduced the seasonality of our ROV and Other Services operations. Revenues in our Mobile Offshore Production Systems, Subsea Products and Advanced Technologies segments are generally not seasonal.

      The amounts of backlog orders we believe to be firm as of March 31, 2000 and 1999 were as follows:

                                      As of March 31, 2000    As of March 31, 1999
                                      --------------------    --------------------
                                         (in millions)            (in millions)
 Offshore Oil and Gas                  Total      1 + yr*       Total     1 + yr*
                                       -----      -------       -----     -------

    ROVs                                $208        $129        $125        $ 77
    Subsea Products                       39         --           17         --
    Mobile Offshore
      Production Systems                 108          94          11         --
    Other Services                        42          15          55          26
                                        ----        ----        ----        ----
Total Offshore Oil and Gas               397         238         208         103
Advanced Technologies                     51           1          48           8
                                        ----        ----        ----        ----
     Total                              $448        $239        $256        $111
                                        ====        ====        ====        ====

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


      While not a formal requirement, within our Offshore Oil and Gas business we maintain various quality management systems. Our quality management systems in the United Kingdom and Norway are certified to the equivalent of ISO 9001 and cover all our Offshore Oil and Gas products and services. The quality management systems of our Subsea Products segment are certified to ISO 9001 for its products and services. The quality management systems of both the Oceaneering Space and Thermal Systems and Oceaneering Technologies units of our Advanced Technologies segment are also certified to ISO 9001. ISO 9001 is an internationally recognized verification system for quality management established by the International Standards Organization.


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

      We use workshop and office space in Houston, Texas in both our Mobile Offshore Production Systems and Subsea Products business segments. Our manufacturing facilities for our Subsea Products segment are located in or near Houston, Texas, Edinburgh, Scotland and Rio de Janeiro, Brazil. Each of these manufacturing facilities is suitable for its intended purpose and has sufficient excess capacity to respond to increases in demand for our subsea products that may be reasonably anticipated in the foreseeable future. Operations of the mobile offshore production units Ocean Producer and San Jacinto are supported through our regional offices in Aberdeen and Singapore, respectively. Operations of the Ocean Legend will be supported from our office in Perth, Australia that we opened in 2000.

      Our principal manufacturing facilities are located on properties we own or hold under a long-term lease, expiring in 2014. The other facilities we use in our Offshore Oil and Gas business segments are on properties we lease.

ADVANCED TECHNOLOGIES. Our primary facilities for our Advanced Technologies segment are leased offices and workshops in Upper Marlboro, Maryland, which support our services for the U.S. Navy and our commercial theme park animation activities. We also lease facilities in Houston, Texas, which primarily support our space industry activities and our subsea telecommunications installation joint venture.


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

EXECUTIVE OFFICERS OF THE REGISTRANT.

EXECUTIVE OFFICERS. The following information relates to our executive officers as of June 1, 2000:

NAME                          AGE       POSITION                           OFFICER SINCE   EMPLOYEE SINCE
----                          ---       --------                           -------------   --------------
John R. Huff                   54       Chairman of the Board and               1986             1986
                                        Chief Executive Officer

T. Jay Collins                 53       President and
                                        Chief Operating Officer                 1993             1993

Marvin J. Migura               49       Senior Vice President and               1995             1995
                                        Chief Financial Officer

Bruce L. Crager                47       Senior Vice President                   1988             1988

M. Kevin McEvoy                49       Senior Vice President                   1990             1979

George R. Haubenreich, Jr.     52       Senior Vice President, General          1988             1988
                                        Counsel and Secretary

John L. Zachary                46       Controller and Chief                    1998             1988
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

George R. Haubenreich, Jr., Senior Vice President, General Counsel and Secretary, joined Oceaneering in 1988.


John L. Zachary, Controller and Chief Accounting Officer, joined Oceaneering in 1988 as Controller for the Advanced Technologies and Mobile Offshore Production Systems divisions. From 1993 until 1998, he was Controller for the Americas Region and was appointed to his present position in October 1998.

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

                                     PART II

ITEM  5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.


Oceaneering's common stock is listed on the New York Stock Exchange under the symbol OII. The following table sets forth, for the periods indicated, the high and low sales prices for our common stock as reported on the New York Stock Exchange (consolidated transaction reporting system):

                                                 Fiscal 2000                Fiscal 1999
                                            ---------------------       --------------------
                                             High           Low          High          Low
                                            -------       -------       -------      -------
      For the quarter ended:
               June 30                     $18 1/8       $13 3/16        $24        $17 3/8
               September 30                 23 5/8        16              18 1/8      8 3/4
               December 31                  18            12 1/8          15 3/4     10 11/16
               March 31                     20 9/16       13 9/16         15 3/4      9 1/2

      On June 22, 2000, there were 517 holders of record of our Common Stock. On that date, the closing sales price, as quoted on the New York Stock Exchange, was $19.75. We have not made any Common Stock dividend payments since 1977 and we currently have no plans to pay cash dividends. Our credit agreements contain restrictions on the payment of dividends. See Note 3 to Notes to Consolidated Financial Statements included in this report.


ITEM 6.  SELECTED FINANCIAL DATA.

Results of Operations:

                                                                 Years Ended March 31,
 (in thousands, except per share amounts)         2000        1999        1998        1997        1996
--------------------------------------------------------------------------------------------------------
Revenues                                        $416,820    $400,322    $358,121    $368,773    $289,506
Cost of services (1)                             345,178     314,638     282,830     290,801     234,731
                                                --------    --------    --------    --------    --------
Gross margin                                      71,642      85,684      75,291      77,972      54,775
Selling, general and administrative expenses      39,343      41,328      39,009      36,363      34,589
                                                --------    --------    --------    --------    --------
Income from operations                          $ 32,299    $ 44,356    $ 36,282    $ 41,609    $ 20,186
                                                ========    ========    ========    ========    ========
Net income                                      $ 16,784    $ 25,707    $ 22,001    $ 19,445    $ 12,357
Diluted earnings per share                          0.73        1.12        0.93        0.81        0.53
Depreciation and amortization (2)                 33,948      29,961      23,176      32,687      20,567
Capital expenditures                              80,758     102,014      94,413      79,599      57,171

Other Financial Data:

                                                                     As of March 31,
 (in thousands, except per share amounts)         2000        1999        1998        1997        1996
--------------------------------------------------------------------------------------------------------
Working capital ratio                               1.55        1.47        1.52        1.55        1.62
Working capital                                 $ 52,775    $ 41,398    $ 44,890    $ 52,962    $ 42,427
Total assets                                     450,976     387,343     316,543     268,255     256,096
Long-term debt                                   128,000     100,312      54,626        --        48,000
Total debt                                       128,312     100,618      54,919        --        48,183
Shareholders' equity                             195,700     179,439     160,322     156,334     127,098



(1) 1997 includes a $25,047 gain on the disposition of a floating production, storage and offloading unit, a $7,980 impairment adjustment and a $7,980 provision for special drydocking.


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

Liquidity and Capital Resources


We consider our liquidity and capital resources adequate to support our operations and internally generated growth initiatives. At March 31, 2000, we had working capital of $53 million. Additionally, we had $102 million available under committed credit facilities .

      We expect operating cash flow to meet our ongoing annual cash requirements, including debt service. Net cash provided by operating activities was $53 million for 2000 compared to $59 million and $45 million for 1999 and 1998, respectively.


      Working capital was $53 million at the end of 2000 compared to $41 million at the end of 1999 and $45 million at the end of 1998.

      Capital expenditures for the years ended March 31, 2000, 1999 and 1998 were $81 million, $102 million and $94 million, respectively. Capital expenditures in 2000 consisted of construction costs for our second multiservice vessel, additions to our ROV fleet and the start of the conversion of a jackup drilling rig to a mobile offshore production unit for initial use offshore Western Australia under a three-year contract. Capital expenditures in 1999 consisted of additions to our ROV fleet, construction costs for two MSVs, one of which was placed in service prior to March 31, 1999, a new umbilical plant in Brazil and the relocation and upgrading of our umbilical plant in Scotland.

      Capital expenditures in 1998 consisted of additions to our ROV fleet, construction costs for the two multiservice vessels in progress, the purchase of a production barge operating in Southeast Asia, a tanker for possible future conversion to production systems use, two out-of-service offshore rigs for potential conversion to production systems or alternative service and expenditures on leasehold improvements related to the relocation and consolidation of some of our office and workshop facilities in the U.S.

      Commitments for capital expenditures at the close of 2000 were approximately $65 million for completion of the mobile offshore production unit and $5 million for completion of our second multiservice vessel.


      In April 1997, we approved a plan to purchase up to a maximum of 3 million shares of our common stock and 2.9 million shares were purchased under this plan through March 31, 2000, at a total cost of $40 million.


      At March 31, 2000, we had long-term debt of $128 million, which equated to a 40% debt to total capitalization ratio. In September 1998, we issued $100 million of 6.72% Senior Notes to be repaid from 2006 through 2010. We used the proceeds to repay the then outstanding indebtedness under our prior revolving credit facility, which had been incurred in the funding of capital expenditures and treasury stock purchases. In October 1998, we replaced that revolving credit agreement with a new five-year $80 million revolving credit facility under which we had $28 million in outstanding borrowings and $52 million available for future borrowings at March 31, 2000. In March 2000, we added a $50 million term loan facility which is available for drawing until March 30, 2001 and is to be repaid through April 2004. Our debt to total capitalization ratio will vary from time to time depending primarily upon our level of capital spending.


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


      In 2000, we decided to sell our West Africa diving and related vessel assets to focus on the growing deepwater service and specialty hardware markets in this area which have potential for higher margins. In 1997, we decided to discontinue offering diving services in the North Sea. Based on a review of actual and expected operating results, we concluded that we would generate greater returns by focusing on other business lines in the North Sea area. In March 1997 we entered into an agreement to sell our North Sea diving assets, including a diving support vessel. The sale closed in April 1997 and the sales proceeds approximated the net book value of the assets sold. We continue to provide diving services in other areas.

      The table below sets out revenues and profitability for our Offshore Oil and Gas business for 2000, 1999 and 1998.

                                               For the Years Ended March 31,
(dollars in thousands)                        2000          1999         1998
--------------------------------------------------------------------------------
Offshore Oil and Gas
     Remotely Operated Vehicles
         Revenues                          $  94,617      $100,854     $ 83,729
         Gross Margin                         22,832        25,657       23,665
         Gross Margin %                           24%           25%          28%
         Operating Income                     14,064        16,722       15,897
         Operating Income %                       15%           17%          19%

     Subsea Products
         Revenues                             69,744        72,919       59,732
         Gross Margin                          8,784        14,192       10,087
         Gross Margin %                           13%           19%          17%
         Operating Income                      1,499         6,389        3,270
         Operating Income %                        2%            9%           5%

     Mobile Offshore Production Systems
         Revenues                             23,983        31,559       30,716
         Gross Margin                          8,236        10,930        5,784
         Gross Margin %                           34%           35%          19%
         Operating Income                      7,629         9,478        4,216
         Operating Income %                       32%           30%          14%

     Other Services
         Revenues                            105,505        95,748       97,638
         Gross Margin                         11,391        19,256       17,842
         Gross Margin %                           11%           20%          18%
         Operating Income (Loss)              (3,169)        3,308        1,818
         Operating Income (Loss) %                (3)%           3%           2%

Total Offshore Oil and Gas
         Revenues                            293,849       301,080      271,815
         Gross Margin                         51,243        70,035       57,378
         Gross Margin %                           17%           23%          21%
         Operating Income                     20,023        35,897       25,201
         Operating Income %                        7%           12%           9%

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


      Mobile Offshore Production Systems 2000 revenues were 24% lower than 1999 as we completed a major modification project for the Zafiro Producer during the year. In addition, production-based revenues from the Ocean Producer were lower due to declining production levels. The Zafiro Producer modification project contributed to the higher margin percentage in 1999 as compared to 1998. We anticipate 2001 to be relatively flat compared to 2000, with improved results the following year when the Ocean Legend commences operations.

      Other Services revenues were up 10% in 2000 from 1999, primarily due to a full year of operations from the multiservice vessel Ocean Intervention. However, margins reflected very competitive market conditions resulting from reduced oilfield capital spending. The net operating loss was attributed to two large fixed-price jobs in India. Other Services revenues were relatively flat in 1999 compared to 1998. Slightly higher margins reflected better market conditions.

      We anticipate improved revenues and margins in 2001 for our Offshore Oil and Gas business from the continued expansion of the ROV fleet and an increased contribution from the multiservice vessel Ocean Intervention, which we placed in service in November 1998, and the Ocean Intervention II, which will be placed in service in the second quarter of 2001.


ADVANCED TECHNOLOGIES. The table below sets out revenues and profitability for this segment for 2000, 1999 and 1998.

                                           For the Years Ended March 31,
      (dollars in thousands)         2000               1999             1998
      --------------------------------------------------------------------------
      Revenues                     $122,971           $99,242          $86,306
      Gross Margin                   20,399            15,649           17,913
      Gross Margin %                     17%               16%              21%
      Operating Income               12,276             8,459           11,081
      Operating Income %                 10%                9%              13%


      Advanced Technologies revenues in 2000 were 24% higher than in 1999 due to increased work levels for the Navy, an outfall job in Southeast Asia and more search and recovery work. Margin percentages were relatively unchanged.


      Revenues for this segment in 1999 increased from 1998 due to higher activity in subsea telecommunications cable services and the design and assembly of large, dynamic, animated figures for theme parks. Margins for this segment in 1999 declined due to lower profitability from search and recovery projects and space-related product and service activities.


      We anticipate lower revenues from this segment in the next fiscal year based on the transfer of our subsea telecommunications cable activity to a joint venture.


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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

In this report, our consolidated financial statements and supplementary data appear following the signature page to this report and are hereby incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.


Set forth is information about the directors of our company:

Our Certificate of Incorporation divides the Board into three classes, each consisting as nearly as possible of one-third of the members of the whole Board. The members of each class serve for three years following their election, with one class being elected each year.

      Set forth below is certain information with respect to our directors.



CLASS I DIRECTOR (TERM EXPIRING IN 2002):

                              NAME AND                                  DIRECTOR
                        BUSINESS EXPERIENCE                    AGE       SINCE
                        -------------------                    ---       -----
D. Michael Hughes.............................................  61        1970

      Mr. Hughes has been owner of The Broken Arrow Ranch and affiliated businesses, which harvest, process and market wild game meats, since 1983. He has been associated with Oceaneering since its incorporation, serving as Chairman of the Board from 1984 to 1990.

CLASS II DIRECTORS (TERMS EXPIRING IN 2003):

                              NAME AND                                  DIRECTOR
                        BUSINESS EXPERIENCE                    AGE       SINCE
                        -------------------                    ---       -----
Charles B. Evans..............................................  75        1980

      Mr. Evans has been a director of ResTech Inc., an oilfield service firm specializing in custom log data processing, since 1982, having served as Chairman through 1998. He previously served from 1973 to 1979 as Executive Vice President of Schlumberger Limited, an international oilfield evaluation and services company, until his retirement in 1979 after 31 years of service.

John R. Huff..................................................  54        1986

      Mr. Huff has been Chairman of the Board of Directors of Oceaneering since August 1990. He has been a director and Chief Executive Officer of Oceaneering since joining Oceaneering in 1986. He is also a director of BJ Services Company, Triton Energy Limited and Suncor
      Energy Inc.

CLASS III DIRECTORS (TERMS EXPIRING IN 2001):

                              NAME AND                                  DIRECTOR
                        BUSINESS EXPERIENCE                    AGE       SINCE
                        -------------------                    ---       -----
David S. Hooker...............................................  57        1973

      Mr. Hooker has been Chairman of Goshawk Insurance
      Holdings PLC, a marine insurance group, since January
      1996. Previously, he served as Chairman of Bakyrchik
      Gold PLC, a natural resources company, from 1993 to 1996. He was Managing Director of Aberdeen Petroleum
      PLC, an oil and gas exploration and production company, from 1988 to 1993.

Harris J. Pappas..............................................  55        1996

      Mr. Pappas joined the Board in November 1996. He has been President and shareholder of Pappas Restaurants, Inc., a privately owned and operated multi-state restaurant group, since 1983. He serves as a trustee of Memorial Hermann Hospital in the Texas Medical Center in Houston.

The information with respect to our executive officers is provided under the heading "Executive Officers of the Registrant" following Item 4 of Part I of this report. There are no family relationships between any director or executive officer.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers and persons who own more than 10% of our Common Stock to file with the SEC and the New York Stock Exchange initial reports of ownership and reports of changes in ownership of Common Stock. Based solely on a review of the copies of such reports furnished to us and representations that no other reports were required, we believe that all our directors and executive officers complied on a timely basis with all applicable filing requirements under Section 16(a) of the Exchange Act during the fiscal year ended March 31, 2000, except that John R. Huff, T. Jay Collins, Marvin J. Migura, Bruce L. Crager, George R. Haubenreich, Jr., M. Kevin McEvoy and John L. Zachary each filed a late report that reported a restricted stock grant in fiscal year 2000 and John L. Zachary filed a late report that reported a stock option grant in fiscal year 2000.


ITEM 11.  EXECUTIVE COMPENSATION.


      The following table sets forth information for the fiscal years shown, with respect to the Chief Executive Officer and each of the other four most highly compensated executive officers of Oceaneering serving as such during the year ended March 31, 2000.

                           SUMMARY COMPENSATION TABLE

                                                                                           LONG TERM COMPENSATION
                                                                       -----------------------------------------------------------
                                     ANNUAL COMPENSATION(1)                      AWARDS                         PAYOUTS
                             --------------------------------------    -----------------------------     -------------------------
                                                                                                                             ALL
                                                                                          SECURITIES                        OTHER
                                                                       RESTRICTED         UNDERLYING        LTIP           COMPEN-
       NAME AND                                                          STOCK              OPTIONS        PAYOUTS         SATION
  PRINCIPAL POSITION         YEAR          SALARY($)    BONUS($)(2)      AWARDS               (#)          ($)(4)           ($)(5)
  ------------------         ----          ---------    -----------    ----------         ----------     ---------         -------
John R. Huff                 2000           435,000             0         (3)                    0         854,006         174,000
  Chairman and               1999           435,000       235,000          0                40,000       1,150,603         174,000
  Chief Executive Officer    1998           420,000       200,000          0                30,000       1,364,504         110,925

T. Jay Collins               2000           235,000             0         (3)                    0         251,032          70,500
  President and              1999           225,000       139,000          0                20,000         214,111          68,750
  Chief Operating Officer    1998           210,000       140,000          0                15,000         159,192          54,342

Marvin J. Migura             2000           185,000             0         (3)                    0         159,099          44,400
  Senior Vice President and  1999           185,000        75,000          0                15,000         107,055          44,400
  Chief Financial Officer    1998           177,000        60,000          0                 8,000          53,064          37,187

Bruce L. Crager              2000           185,000        25,000         (3)                    0         186,332          40,700
  Senior Vice President      1999           185,000        60,000          0                15,000         168,309          40,700
                             1998           177,000        50,000          0                10,000         136,450          46,939

George R. Haubenreich, Jr.   2000           185,000             0         (3)                    0         143,066          44,400
  Sr. Vice President,        1999           185,000        65,000          0                15,000         145,488          44,400
  General Counsel and        1998           177,000        60,000          0                 8,000         136,450          14,992
  Secretary

(1) Excludes the value of perquisites and other personal benefits for each of the named executive officers because the aggregate amounts thereof did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus reported for any named executive officer.

(2) In fiscal years 1999 and 1998, Messrs. Huff, Collins, Migura and Haubenreich elected to receive all or part of their bonus awards in restricted stock. Mr. Crager made the same election in fiscal year 1999. The bonus amounts stated for fiscal years 1999 and 1998 include the following restricted stock grants valued on the basis of the closing market prices of $16.56 and $17.94 per share on the date of award: Mr. Huff - 14,188 and 11,148 shares, Mr. Collins - 8,392 and 7,804 shares, Mr. Migura - 2,400 and 1,200 shares, Mr. Haubenreich - 1,200 and 3,344, and in fiscal year 1999, Mr. Crager - 3,620 shares. Twenty-five percent of these restricted stock awards vested in June of the calendar year awarded, with the remainder vesting over three years from the vesting date, conditional upon continued employment. At the time of each vesting, a tax assistance payment is made to the award recipients which must be reimbursed to Oceaneering if the vested stock related thereto is sold within three years after the vesting date.

(3) See Long-Term Incentive Plans - Awards in Last Fiscal Year and Compensation Committee Report on Executive Compensation, Long-Term Incentives. At March 31, 2000, the number and value of the long-term incentive restricted stock holdings which have not vested (based on the closing market price on that date of $18.75 per share) under restricted stock awards were as follows: Mr. Huff - 217,500 shares, $4,078,125; Mr. Collins - 103,500 shares, $1,940,625; Mr. Migura - 51,750 shares,
      $970,313; Mr. Crager - 46,500 shares, $871,875; and Mr. Haubenreich -51,750 shares, $970,313. The following table sets forth the scheduled vesting of these shares as of March 31st of years indicated:

                                                                                                  After
                                2001         2002         2003          2004         2005          2005
                               ------       ------       ------        ------       ------        ------
      Mr. Huff                 22,500       35,000       40,000        45,000       37,500        37,500
      Mr. Collins              10,500       16,500       19,000        21,500       18,000        18,000
      Mr. Migura                5,250        8,250        9,500        10,750        9,000         9,000
      Mr. Crager                7,500        9,500        9,000         8,500        6,000         6,000
      Mr. Haubenreich           5,250        8,250        9,500        10,750        9,000         9,000

      Dividends, if any, are paid on the restricted shares. The value of such stock for which restrictions were lifted in fiscal years 2000, 1999 and 1998 is reported in the LTIP payouts column in the table.

(4) Amounts represent the aggregate value of long-term incentive restricted stock for which restrictions were lifted and the associated tax assistance payment.

(5) In fiscal year 1998 the amount represents Oceaneering contributions under a nonqualified executive retirement plan, which terminated in fiscal year 1998. In fiscal years 2000 and 1999, the amounts represent amounts accrued for each executive under a successor and nonqualified Supplemental Executive Retirement Plan which are subject to vesting over a three year period.

No stock option grants were made in the fiscal year 2000 to any executive officers listed in the Summary Compensation Table. Nonemployee directors are participants in the shareholder-approved 1999 Incentive Plan. Under this plan, each nonemployee director of the Company is automatically granted an option to purchase 10,000 shares of Common Stock on the date the director becomes a nonemployee director of the Company, and each year thereafter at an exercise price per share equal to the fair market value of a share of Common Stock on the date the option was granted. These options granted become fully exercisable six months following the date of grant.

EXECUTIVE EMPLOYMENT AGREEMENTS AND CHANGE OF CONTROL AGREEMENTS

         Oceaneering has entered into an employment agreement with no expiration date with John R. Huff, which provides that, in the event of his termination from Oceaneering for any reason except voluntary resignation or cause, he will receive compensation equivalent to one year's salary, inclusive of any amounts payable under a Senior Executive Severance Plan (the "Severance Plan"). The employment agreement also provides that Oceaneering will provide medical coverage to Mr. Huff, his spouse and children during his employment with Oceaneering and, under circumstances, thereafter for life.

         Under the Severance Plan adopted by the Board of Directors in January 1983, and as amended in March 1989, in the event of a change in control of Oceaneering (as defined in the Severance Plan) followed by termination of employment within one year thereafter for any reason other than termination as a consequence of death, disability or retirement, voluntary termination prior to three months after a change of control, or termination for cause due to commission of a felony related to employment with Oceaneering, certain key executives, as determined by the Board of Directors, will receive a payment equal to 50% of one year's base salary, including bonuses, and all fringe benefits for six months after termination of employment. In such an event, stock options and other benefits of the executive will become immediately vested, and the executive may elect to either exercise his outstanding stock options or surrender them and be compensated for the difference between the exercise price and any higher fair market value of the outstanding stock options. The executive will also receive 25% of the amount of the difference between the exercise price and any higher fair market value of all stock options exercised or surrendered by the executive during the three-year period ending with the date of the executive's termination of employment. The executive officers listed in the Summary Compensation Table are participants in the Severance Plan.

         In March 1989, Oceaneering also entered into an amended Supplemental Senior Executive Severance Agreement ("Supplemental Agreement") with Mr. Huff, which provides that, in the event of a change in control of Oceaneering (as defined in the Supplemental Agreement) and termination of his employment for any reason (other than voluntary resignation for nonpermissible reasons or termination for cause due to commission of a felony related to employment with Oceaneering), or reduction in the scope of his position or total annual compensation, or if he is requested to relocate, Mr. Huff may either elect to receive the benefits under the Severance Plan, as described above, or the benefits under the Supplemental Agreement. If he elects to receive the Supplemental Agreement benefits, Mr. Huff will receive a payment equal to three years' base salary, including bonuses, and all fringe benefits for six months after termination of employment, and his stock options and other benefits will become immediately vested. Mr. Huff may elect either to surrender his outstanding stock options and receive an amount equal to twice the amount of the difference between the exercise price and any higher fair market value of the outstanding stock options, or to exercise such stock options and receive the amount of the difference. He will also receive 100% of the amount of the difference between the exercise price and the fair market value of all stock options exercised or surrendered by him during the three-year period ending with the date of his termination of employment.

LONG-TERM INCENTIVE PLANS AND RETIREMENT PLANS

         Under our 1990, 1996 and 1999 Long-Term Incentive Plans, the Compensation Committee of our Board of Directors may grant options, stock appreciation rights, stock and cash awards to employees and other persons (excluding nonemployee directors) having an important business relationship with us.

         We have in effect a Retirement Plan and a Supplemental Executive Retirement Plan. All our employees and our United States subsidiaries who meet the eligibility requirements may participate in the Retirement Plan. Certain key management employees and executives, as approved by the Compensation Committee, are eligible to participate in the Supplemental Executive Retirement Plan, which was implemented in fiscal year 1998.

         Under the Retirement Plan, each participant directs Oceaneering to defer between 1% and 16% of the participant's base pay and contribute the deferred compensation to the Retirement Plan, with such contributions being invested in shares of Common Stock, mutual funds and guaranteed investments. A participant's deferred compensation contributed to the plan is fully vested. Our contributions to this plan become vested to the participant in percentage increments over a six-year period, commencing with the participant's date of employment, provided that the participant remains employed by Oceaneering. We are currently contributing an amount equal to the deferred compensation of each participant who has elected to invest in Common Stock up to the first 6% of the participant's base pay and 50% of the deferred compensation of each participant who has elected to invest in the other investments up to the first 6% of the participant's base pay. During fiscal year 2000, none of the executive officers listed in the Summary Compensation Table made contributions to the Retirement Plan.

         As of each July 1, Oceaneering may establish an amount to be accrued pursuant to the Supplemental Executive Retirement Plan for the following 12-month period ("Plan Year") as it determines in its discretion and the amounts accrued may be different for each participant. No separate fund is maintained for the Supplemental Executive Retirement Plan. Amounts accrued pursuant to the Supplemental Executive Retirement Plan are adjusted for earnings and losses as if they were invested in one or more investment vehicles selected by the participant from those designated as alternatives by the Compensation Committee. The account balances vest in one-third increments on the close of the first, second and third years of continuous employment beginning with and including July 1 of the Plan Year with respect to which they are accrued. The account balances vest in any event upon ten years of continuous employment after becoming a participant, the date that the sum of the participants' attained age and years of participation equal 65, termination of employment by reason of death or disability or within two years of a change of control, or termination of the plan. A participant's interest in the plan is generally distributable upon termination of employment.

         The following table provides information concerning each stock option exercised during the fiscal year ended March 31, 2000 by each of the name executive officers and the value of unexercised options held by such officers at the end of 2000 fiscal year.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                            AND FY-END OPTION VALUES

                                                                         NUMBER OF SECURITIES             VALUE OF UNEXERCISED
                                                                        UNDERLYING UNEXERCISED           IN-THE-MONEY OPTIONS AT
                                                                       OPTIONS AT MARCH 31, 2000           MARCH 31, 2000 ($)
                                                                      ----------------------------   ------------------------------
                                          SHARES
                                        ACQUIRED ON      VALUE
    NAME                                EXERCISE (#)   REALIZED($)    EXERCISABLE    UNEXERCISABLE   EXERCISABLE      UNEXERCISABLE
    ----                                ------------   -----------    -----------    -------------   -----------      -------------
John R. Huff                               50,000        417,000        119,000           56,000        905,644           382,275
T. Jay Collins                             30,000        316,575         37,000           28,000        189,306           191,137
Marvin J. Migura                           20,000        241,874         20,550           18,450        151,480           132,314
Bruce L. Crager                             2,400         20,925         22,750           21,250        139,261           143,377
George R. Haubenreich, Jr.                 20,000        182,504         10,550           18,450         61,167           132,314

      The following table shows information concerning long-term incentive awards made to named executive officers in the fiscal year ended March 31, 2000.

             LONG TERM INCENTIVE PLANS - AWARDS IN LAST FISCAL YEAR

                                                              PERFORMANCE OR
                                  NUMBER OF                 OTHER PERIOD UNTIL
   NAME                         SHARES (#)(1)            MATURATION OR PAYOUT(1)
   ----                         -------------            -----------------------
John R. Huff                       150,000                  7/16/99 - 7/12/02
T. Jay Collins                      72,000                  7/16/99 - 7/12/02
Marvin J. Migura                    36,000                  7/16/99 - 7/12/02
Bruce L. Crager                     24,000                  7/16/99 - 7/12/02
George R. Haubenreich, Jr.          36,000                  7/16/99 - 7/12/02

(1) This grant of shares of restricted Common Stock is subject to earning requirements on the basis of a percentage change between the price of the Common Stock versus the average of the common stock price of a peer group over a three-year time period. See Board Compensation Committee Report on Executive Compensation. The grantee of such restricted stock is deemed to be the record owner during the restriction period and has all rights of a stockholder, including the right to vote and receive dividends; provided, however, that such grantee does not have the right to transfer such restricted stock until the restrictions relating thereto are removed upon achievement of the performance goals and vesting requirements.

COMPLIANCE WITH INTERNAL REVENUE CODE SECTION 162(m)

         Section 162(m) of the Internal Revenue Code generally disallows a deduction to public companies to the extent of excess annual compensation over one million dollars paid to the Chief Executive Officer or to any of the four other most highly compensated executive officers, except for qualified performance-based compensation. Oceaneering had no nondeductible compensation expense for fiscal year 2000. Oceaneering plans to review this matter as appropriate and take action as may be necessary to preserve the deductibility of compensation payments to the extent reasonably practical and consistent with Oceaneering's compensation objectives.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.




SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS



         The following table sets forth the number of shares of Common Stock of Oceaneering beneficially owned as of July 6, 2000, by each director and nominee for director, each of the current executive officers named in the Summary Compensation Table in this Proxy Statement and all directors and officers as a group. Except as otherwise indicated, each individual named has sole investment and voting power with respect to the shares shown.



                                                                                                     NUMBER OF    PERCENT
                  NAME                                                                               SHARES(1)    OF CLASS
                  ----                                                                               ---------    --------
         T. Jay Collins.................................................................              208,921       *
         Bruce L. Crager................................................................               98,420       *
         Charles B. Evans...............................................................               21,900       *
         George R. Haubenreich, Jr......................................................              101,596       *
         David S. Hooker................................................................               34,000       *
         John R. Huff...................................................................              703,413      3.1
         D. Michael Hughes..............................................................               97,363       *
         Marvin J. Migura...............................................................               97,500       *
         Harris J. Pappas...............................................................               24,000       *
         All directors and officers as a group (21 persons).............................            1,776,356      7.8



*        Less than 1%

(1) Includes the following shares subject to stock options exercisable within 60 days of July 6, 2000: Mr. Collins - 45,000, Mr. Crager - 28,500, Mr. Evans - 20,000, Mr. Haubenreich - 15,900, Mr. Hooker - 34,000, Mr. Huff - 135,000, Mr. Hughes - 30,000, Mr. Migura - 25,900, Mr. Pappas - 24,000, and
     all directors and officers as a group - 436,030. Includes the following shares granted pursuant to restricted stock award agreements with respect to which the recipient has sole voting power and no dispositive power: Mr. Collins - 99,147, Mr. Crager - 40,810, Mr. Haubenreich - 47,936, Mr. Huff - 204,881, Mr. Migura - 48,000, and all directors and officers as a group - 571,593. Also includes the following shares, which are fully vested, held in trust pursuant to the Oceaneering Retirement Investment Plan (the "Retirement Plan") for which the individual has no voting rights until the shares are withdrawn from the Retirement Plan: Mr. Collins - 10,621, Mr. Huff - 1,577, Mr. Hughes - 21,057, and all directors and officers as a group - 58,165.

         Listed below are the only persons who to the knowledge of Oceaneering may be deemed to be beneficial owners as of July 6, 2000 of more than 5% of the outstanding shares of Common Stock. This information is based on statements filed with the Securities and Exchange Commission ("SEC").


         NAME AND ADDRESS OF                                            AMOUNT AND NATURE OF             PERCENT
          BENEFICIAL OWNER                                              BENEFICIAL OWNERSHIP           OF CLASS (1)
         -------------------                                            --------------------           ------------
Neuberger Berman, Inc.
Neuberger Berman, LLC
605 Third Avenue
New York, NY 10158.............................................              1,444,444 (2)                   6.3

Thomson Horstmann & Bryant, Inc.
Park 80 West Plaza Two
Saddle Brook, NJ 07663.........................................              1,192,900 (3)                   5.2


(1) The percentages are based on the number of issued and outstanding shares of Common Stock at July 6, 2000.
(2) According to a filing Neuberger Berman, Inc. and Neuberger Berman, LLC made with the SEC on January 28, 2000, Neuberger Berman, LLC beneficially owned 1,444,444 shares of Common Stock as of December 31, 1999. That filing states that Neuberger Berman, Inc. owns 100% of Neuberger Berman, LLC and is, therefore, also deemed to be a beneficial owner of those shares. That filing also states that, of the 1,444,444 shares of Common Stock beneficially owned, Neuberger Berman, LLC had sole voting power over 640,544 shares, shared voting power over 798,400 shares and shared dispositive power over 1,444,444 shares. To the extent voting power or dispositive power is shared, the filing indicates it is shared with Neuberger Berman's mutual fund clients.
(3) According to a filing Thomson Horstmann & Bryant, Inc. made with the SEC on January 7, 2000, Thomson Horstmann & Bryant, Inc. beneficially owned 1,192,900 shares of Common Stock as of December 31, 1999. That filing states that, of those shares, Thomson Horstmann & Bryant, Inc. had sole voting power over 723,500 shares, shared voting power over 26,200 shares and sole dispositive power over 1,192,900 shares.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


None.

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

                      2.           Exhibits:


                                                                                Registration
                                                                                or File          Form or      Report        Exhibit
                                                                                Number           Report       Date
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                 Number
  3       Articles of Incorporation and By-laws
  *3.01   Certificate of Incorporation, as amended                              0-8418           10-K         March 1988    3(a)
  *3.02   Amended and Restated By-Laws                                          1-10945          10-Q         Dec. 1999     3.1
  *3.03   Amendment to Certificate of Incorporation                             33-36872         S-8          Sept. 1990    4(b)
   4      Instruments defining the rights of security holders,
          including indentures
  *4.01   Specimen of Common Stock Certificate                                  1-10945          10-K         March 1993    4(a)
  *4.02   Shareholder Rights Agreement dated November 20, 1992                  1-10945          8-K          Nov. 1992     1
  *4.03   Note Purchase Agreement dated as of September 8, 1998 relating to
          100,000,000 6.72% Senior Notes due September 8, 2010                  1-10945          10-Q         Sept. 1998    4.01
  *4.04   Loan Agreement ($80,000,000 Revolving Credit Facility)
          dated as of October 23, 1998                                          1-10945          10-Q         Sept. 1998    4.02
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

 *10.08+  1999 Incentive Plan                                                   1-10945          10-K         March 2000    10.08
 *10.09+  2000 Bonus Award Plan                                                 1-10945          10-K         March 2000    10.09
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
 *10.19+  1998 Bonus Restricted Stock Award Agreements                          1-10945          10-K         March 1999    10.20
  10.20+  1999 Bonus Restricted Stock Award Agreements
 *21      Subsidiaries of the Registrant                                        1-10945          10-K         March 2000    21
  23      Consent of Independent Public Accountants
 *24      Powers of Attorney                                                    1-10945          10-K         March 2000    24
 *27      Financial Data Schedule                                               1-10945          10-K         March 2000    27

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

                                                 OCEANEERING INTERNATIONAL, INC.




Date:      October 24, 2000                      By: /S/  JOHN R. HUFF
                                                     ---------------------------
                                                     John R. Huff
                                                     Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


      Signature                                      Title                                           Date
 /S/ JOHN R. HUFF                                    Principal Executive Officer,                    October 24, 2000
--------------------------------------
John R. Huff                                         Director

 /S/ MARVIN J. MIGURA                                Senior Vice President,                          October 24, 2000
--------------------------------------               Principal Financial Officer
Marvin J. Migura

 /S/  JOHN L. ZACHARY                                Controller, Principal                           October 24, 2000
--------------------------------------               Accounting Officer
John L. Zachary

CHARLES B. EVANS*                                    Director
DAVID S. HOOKER*                                     Director
D. MICHAEL HUGHES*                                   Director
HARRIS J. PAPPAS*                                    Director

*By:  /S/ GEORGE R. HAUBENREICH, JR.                                                                 October 24, 2000
     ---------------------------------
      George R. Haubenreich, Jr.
      Attorney-in-Fact

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


ARTHUR ANDERSEN LLP



Houston, Texas
May 17, 2000

                 OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES


CONSOLIDATED BALANCE SHEETS


(in thousands, except share data)                                            MARCH 31, 2000      March 31, 1999
----------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
      Cash and cash equivalents                                                $  11,001              $  8,367
      Accounts receivable, net of  allowances for doubtful accounts
          of $500 and $398                                                       118,572               103,838
      Prepaid expenses and other                                                  18,990                16,859
                                                                                --------              --------
          Total current assets                                                   148,563               129,064
                                                                                --------              --------

PROPERTY AND EQUIPMENT, AT COST:
      Marine services equipment                                                  311,639               285,801
      Mobile offshore production equipment                                        68,646                53,808
      Manufacturing facilities                                                    37,858                36,811
      Other                                                                       43,142                36,312
                                                                                --------              --------
                                                                                 461,285               412,732
      Less accumulated depreciation                                              184,918               170,993
                                                                                --------              --------
          Net property and equipment                                             276,367               241,739
                                                                                --------              --------

OTHER ASSETS:
      Goodwill, net of amortization of $6,612 and $5,478                          11,611                 9,426
      Other                                                                       14,435                 7,114
                                                                                --------              --------
TOTAL ASSETS                                                                    $450,976              $387,343
                                                                                ========              ========


LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
      Accounts payable                                                          $ 34,593              $ 23,481
      Accrued liabilities                                                         53,645                54,608
      Income taxes payable                                                         7,238                 9,271
      Current portion of long-term debt                                              312                   306
                                                                                --------              --------
          Total current liabilities                                               95,788                87,666
                                                                                --------              --------

LONG-TERM DEBT, NET OF CURRENT PORTION                                           128,000               100,312
                                                                                --------              --------
OTHER LONG-TERM LIABILITIES                                                       31,488                19,926
                                                                                --------              --------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
      Common Stock, par value $0.25 per share; 90,000,000 shares
           authorized; 24,017,046 shares issued                                    6,004                 6,004
      Additional paid-in capital                                                  77,972                82,421
      Treasury stock; 1,197,705 and 1,653,922 shares at cost                     (16,050)              (22,803)
      Retained earnings                                                          140,493               123,709
      Cumulative translation adjustments                                         (12,719)               (9,892)
                                                                                --------               -------
          Total shareholders' equity                                             195,700               179,439
                                                                                --------              --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                      $450,976              $387,343
                                                                                ========              ========



The accompanying Notes are an integral part of these Consolidated Financial Statements.

                 OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES


CONSOLIDATED STATEMENTS OF INCOME

                                                                                    For the Years Ended March 31,
(in thousands, except per share data)                                             2000          1999           1998
-----------------------------------------------------------------------------------------------------------------------
REVENUES                                                                        $416,820      $400,322        $358,121

COST OF SERVICES                                                                 345,178       314,638         282,830

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                      39,343        41,328          39,009
                                                                                --------      --------        --------

      Income from operations                                                      32,299        44,356          36,282

INTEREST INCOME                                                                      533           846             877

INTEREST EXPENSE, NET                                                             (5,936)       (3,425)           (637)

OTHER INCOME (EXPENSE), NET                                                         (330)         (447)           (886)

MINORITY INTERESTS                                                                  (341)          163             (41)
                                                                                --------     ---------        --------

      Income before income taxes                                                  26,225        41,493          35,595

PROVISION FOR INCOME TAXES                                                        (9,441)      (15,786)        (13,594)
                                                                                --------     ---------        --------

NET INCOME                                                                      $ 16,784     $  25,707        $ 22,001

BASIC EARNINGS PER SHARE                                                        $   0.74     $    1.13        $   0.95
DILUTED EARNINGS PER SHARE                                                      $   0.73     $    1.12        $   0.93

WEIGHTED AVERAGE NUMBER OF COMMON SHARES                                          22,757        22,708          23,233
INCREMENTAL SHARES FROM STOCK OPTIONS                                                279           180             313
WEIGHTED AVERAGE NUMBER OF COMMON SHARES AND EQUIVALENTS                          23,036        22,888          23,546


The accompanying Notes are an integral part of these Consolidated Financial Statements.

                 OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES


CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    For the Years Ended March 31,
(in thousands)                                                                   2000            1999           1998
-------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

      Net income                                                                $ 16,784       $  25,707      $ 22,001
                                                                                --------       ---------      --------
      Adjustments to reconcile net income to net
          cash provided by operating activities:
      Depreciation and amortization                                               33,948          29,961        23,176
      Currency translation adjustments and other                                   1,582          (3,067)        5,090
      Decrease (increase) in accounts receivable, net                            (14,734)         11,085         5,172
      Increase in prepaid expenses and other current assets                       (2,131)         (9,782)       (1,399)
      Increase in other assets                                                    (2,922)           (571)          (85)
      Increase (decrease) in accounts payable                                     11,112          (2,590)       (1,068)
      Increase (decrease) in accrued liabilities                                    (962)          3,223        (6,798)
      Increase (decrease) in income taxes payable                                 (2,801)            849          (792)
      Increase (decrease) in other long-term liabilities                          13,192           4,505          (655)
                                                                                --------       ---------      --------
      Total adjustments to net income                                             36,284          33,613        22,641
                                                                                --------       ---------      --------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                         53,068          59,320        44,642
                                                                                --------       ---------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of property and equipment                                        (80,758)       (102,014)      (94,413)
      Dispositions of property and equipment                                       5,309           2,207            --
      Decrease (increase) in other assets                                           (593)          1,058            --
                                                                                --------       ---------      --------


NET CASH USED IN INVESTING ACTIVITIES                                            (76,042)        (98,749)      (94,413)
                                                                                --------       ---------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from long-term borrowings, net of costs                                --          98,537        54,626
      Net proceeds (payments) on revolving credit and other long-term debt        27,419        (54,301)            --
      Proceeds from issuance of common stock                                       6,246           3,026         4,515
      Purchases of treasury stock                                                 (8,057)         (8,530)      (23,340)
                                                                                --------       ---------      --------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                         25,608          38,732        35,801
                                                                                --------       ---------      --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               2,634            (697)      (13,970)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                                      8,367           9,064        23,034
                                                                                --------       ---------      --------

CASH AND CASH EQUIVALENTS - END OF YEAR                                         $ 11,001       $   8,367      $  9,064
                                                                                ========       =========      ========




The accompanying Notes are an integral part of these Consolidated Financial Statements.

                 OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES


CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                 For the Years Ended March 31, 2000, 1999 and 1998
-------------------------------------------------------------------------------------------------------------------------

                                                           Additional                          Cumulative
                                  Common Stock Issued       Paid-in    Treasury    Retained    Translation
(in thousands)                    Shares        Amount      Capital     Stock     Earnings     Adjustments      Total
-------------------------------------------------------------------------------------------------------------------------
BALANCE, MARCH 31, 1997           24,017       $6,004      $81,153     $   (986)    $  76,001    $  (5,838)    $156,334

Comprehensive Income:
    Net Income                        --           --           --            --       22,001           --       22,001
    Translation adjustments           --           --           --            --           --       (1,654)      (1,654)
                                  ------       ------      -------     ---------    ---------    ---------     --------
Total Comprehensive Income            --           --           --            --       22,001       (1,654)      20,347
Restricted Stock issued               --           --        (641)           496           --           --         (145)
Stock options exercised               --           --       (587)          4,626           --           --        4,039
Restricted Stock plan
    compensation expense              --           --        1,517            --           --           --        1,517
Treasury Stock purchases              --           --           --      (23,340)           --           --      (23,340)
Treasury Stock issued
    to Company Benefit
    Plan, at average cost             --           --           --         1,570           --           --        1,570
                                  ------       ------      -------     ---------    ---------    ---------     --------

BALANCE, MARCH 31, 1998           24,017        6,004       81,442      (17,634)       98,002       (7,492)     160,322

Comprehensive Income:
    Net Income                        --           --           --            --       25,707           --       25,707
    Translation adjustments           --           --           --            --            --      (2,400)      (2,400)
                                  ------       ------      -------     ---------    ----------   ---------     --------
Total Comprehensive Income            --           --           --            --       25,707       (2,400)      23,307
Restricted Stock issued               --           --        (289)           289           --           --           --
Stock options exercised               --           --         (42)           250           --           --          208
Restricted Stock plan
    compensation expense              --           --        1,310            --           --           --        1,310
Treasury Stock purchases              --           --           --       (8,530)           --           --       (8,530)
Treasury Stock issued
    to Company Benefit
    Plan, at average cost             --           --           --         2,822           --           --        2,822
                                  ------       ------      -------     ---------    ---------    ---------     --------

BALANCE, MARCH 31, 1999           24,017        6,004       82,421      (22,803)      123,709       (9,892)     179,439

Comprehensive Income:
    Net Income                        --           --           --            --       16,784           --       16,784
    Translation adjustments           --           --           --            --           --       (2,827)      (2,827)
                                  ------       ------      -------     ---------    ----------   ---------     --------
Total Comprehensive Income            --           --           --            --       16,784       (2,827)      13,957
Restricted Stock issued               --           --      (8,165)         8,165           --           --           --
Stock options exercised               --           --          461         4,233           --           --        4,694
Restricted Stock plan
    compensation expense              --           --        3,255            --           --           --        3,255
Treasury Stock purchases              --           --           --       (8,057)           --           --       (8,057)
Treasury Stock issued
    to Company Benefit
    Plan, at average cost             --           --           --         2,412            --          --        2,412
                                  ------       ------      -------     ---------    ----------   ---------     --------

BALANCE, MARCH 31, 2000           24,017       $6,004      $77,972     $(16,050)     $140,493    $ (12,719)    $195,700
                                  ======       ======      =======     ========      ========    =========     ========

                 OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES


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

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

                                                                                        March 31,
                   (in thousands)                                                 2000             1999
                  ---------------------------------------------------------------------------------------
                  Spare parts for remotely operated vehicles                    $  7,950         $  8,384
                  Inventories                                                      5,593            4,646
                  Other                                                            5,447            3,829
                                                                                --------        ---------
                           Total                                                 $18,990          $16,859
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

Revenue Recognition


Oceaneering's revenues are primarily derived from billings under contracts that provide for specific time, material and equipment charges, which are accrued daily and billed monthly. Significant lump-sum contracts are accounted for using the percentage-of-completion method. Under this method, we measure the extent of progress toward completion based on the ratio of costs incurred to total estimated costs at completion. Revenues on contracts with a substantial element of

                 OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES


research and development are recognized to the extent of cost until such time as the probable final profitability can be determined. Anticipated losses on contracts, if any, are recorded in the period that such losses are first determinable.
Income Taxes

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

                 OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES


         Deferred income taxes are provided for temporary differences in the recognition of income and expenses for financial and tax reporting purposes. Oceaneering's policy is to provide for deferred U.S. income taxes on unrepatriated foreign income only to the extent such income is not to be invested indefinitely in the related foreign entity.

         The provisions for income taxes for the years ended March 31, 2000, 1999 and 1998 were as follows:

      (in thousands)                                        2000               1999            1998
      -----------------------------------------------------------------------------------------------
      U.S. federal and state                              $  4,988           $12,205          $11,721
      Foreign                                                4,453             3,581            1,873
                                                          --------           -------          -------
      Total provision                                     $  9,441           $15,786          $13,594
                                                          ========           =======          =======

      Current                                             $  2,135           $13,040          $13,548
      Deferred                                               7,306             2,746               46
                                                          --------           -------          -------
      Total provision                                     $  9,441           $15,786          $13,594
                                                          ========           =======          =======

      Cash taxes paid                                     $  7,906           $12,191          $14,340
                                                          ========           =======          =======

      As of March 31, 2000, Oceaneering's United Kingdom subsidiary had net operating loss carryforwards ("NOLs") of approximately $11 million which are available to reduce future United Kingdom Corporation Tax which would otherwise be payable.

      As of March 31, 2000 and 1999, Oceaneering's worldwide deferred tax assets and liabilities and related valuation reserves were as follows:

                                                                  March 31,
           (in thousands)                                2000                     1999
          -------------------------------------------------------------------------------
          Gross deferred tax assets                    $ 9,600                   $13,858
          Valuation allowance                           (4,376)                  (10,384)
                                                       -------                   -------
                  Net deferred tax assets              $ 5,224                   $ 3,474
                                                       =======                   =======
                  Deferred tax liabilities             $19,123                   $10,067
                                                       =======                   =======

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

                                                                          For the Years Ended March 31,
           (in thousands)                                             2000             1999           1998
          ----------------------------------------------------------------------------------------------------
          Computed U.S. statutory expense                           $ 9,298           $14,466        $12,473
          Change in valuation allowances                             (6,008)           (1,057)         1,122
          Withholding taxes and foreign earnings taxed
              at rates different from U.S. statutory rates            3,375             1,172           (467)
          State and local taxes and other, net                        2,776             1,205            466
                                                                    -------           -------        -------
          Total provision for income taxes                          $ 9,441           $15,786        $13,594
                                                                    =======           =======        =======

                 OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES


3.  DEBT

Long-term Debt consisted of the following:

                                                                March 31,
           (in thousands)                               2000                  1999
          --------------------------------------------------------------------------
          6.72% Senior Notes                          $100,000              $100,000
          Revolving credit agreement                    28,000                    --
          Capital lease                                    312                   618
          Term loan agreement                               --                    --
                                                      --------              --------
                  Long-term Debt                       128,312               100,618
          Current portion                                 (312)                 (306)
                                                      --------              --------
          Long-term Debt, net of current portion      $128,000              $100,312
                                                      ========              ========


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

      Information regarding these option plans for 2000, 1999 and 1998 is as follows:

                                                    Shares under            Weighted Average
                                                       Option                 Exercise Price
                                                  ---------------          -------------------
      Balance at March 31, 1997                       1,347,380                   $12.23
          Granted                                       390,700                    18.64
          Exercised                                    (367,140)                   10.51
          Forfeited                                     (87,600)                   14.20
                                                      ---------                   ------
      Balance at March 31, 1998                       1,283,340                    14.56
          Granted                                       481,900                    10.43
          Exercised                                     (18,090)                   12.63
          Forfeited                                     (61,980)                   15.40
                                                      ---------                   ------
      Balance at March 31, 1999                       1,685,170                    13.37
          Granted                                       384,000                    16.88
          Exercised                                    (319,760)                   12.48
          Forfeited                                     (45,280)                   14.12
                                                      ---------                   ------
      Balance at March 31, 2000                       1,704,130                   $14.31
                                                      =========                   ======

      The weighted average fair value of options granted in 2000, 1999 and 1998 was $8.90, $5.86 and $9.20, respectively. The fair value of the stock options granted was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                2000               1999                  1998
                                              --------           --------              --------
          Risk-free interest rate             5.87%              5.34%                 6.47%
          Expected dividend yield             0%                 0%                    0%
          Expected life                       6 years            6 years               6 years
          Expected volatility                 46.14%             42.27%                38.48%

      Options outstanding at March 31, 2000 are composed of the following:

                                                 Outstanding                               Exercisable
                               --------------------------------------------------   --------------------------
                                                   Weighted
                               Number of           Average              Weighted     Number of       Weighted
      Range of                  Shares at         Remaining             Average      Shares at        Average
      Exercise                 March 31,         Contractual             Exercise    March 31,       Exercise
      Prices                      2000           Life (years)                          2000            Price
      ---------------          --------------------------------------------------   --------------------------
      $4.72 - 10.24             523,625              3.15                $  9.88      228,500          $ 9.44
      $10.25 - 16.55            559,105              4.54                  14.12      393,295           13.65
      $16.56 - 20.34            621,400              3.56                  18.21      161,150           20.13


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

                 OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES


6. OPERATIONS BY BUSINESS SEGMENT AND GEOGRAPHIC AREA

Business Segment Information


Oceaneering supplies a comprehensive range of integrated technical services to a variety of industries and is one of the world's largest underwater services contractors. Oceaneering's Offshore Oil and Gas business consists of remotely operated vehicles ("ROVs"), Subsea Products, Mobile Offshore Production Systems and Other Services. Oceaneering's Advanced Technologies business provides project management, engineering services and equipment for applications in non-oilfield markets.


      The following table summarizes certain financial data by business segment:

                                                                       For the Years Ended March 31,
(in thousands)                                                   2000             1999             1998
-----------------------------------------------------------------------------------------------------------
REVENUES
      Offshore Oil and Gas
          Remotely Operated Vehicles                           $ 94,617         $100,854          $ 83,729
          Subsea Products                                        69,744           72,919            59,732
          Mobile Offshore Production Systems                     23,983           31,559            30,716
          Other Services                                        105,505           95,748            97,638
                                                               --------         --------          --------
      Total Offshore Oil and Gas                                293,849          301,080           271,815
      Advanced Technologies                                     122,971           99,242            86,306
                                                               --------         --------          --------
          Total                                                $416,820         $400,322          $358,121
                                                               ========         ========          ========
INCOME (LOSS) FROM OPERATIONS
      Offshore Oil and Gas
          Remotely Operated Vehicles                           $ 14,064         $ 16,722          $ 15,897
          Subsea Products                                         1,499            6,389             3,270
          Mobile Offshore Production Systems                      7,629            9,478             4,216
          Other Services                                         (3,169)           3,308             1,818
                                                               --------          --------          --------
      Total Offshore Oil and Gas                                 20,023           35,897            25,201
      Advanced Technologies                                      12,276            8,459            11,081
                                                               --------         --------          --------
          Total                                                $ 32,299         $ 44,356          $ 36,282
                                                               ========         ========          ========

ASSETS
      Offshore Oil and Gas
          Remotely Operated Vehicles                           $145,486         $132,709          $ 88,405
          Subsea Products                                        78,993           71,679            55,582
          Mobile Offshore Production Systems                     58,553           45,938            61,521
          Other Services                                         90,562           69,826            59,011
                                                               --------         --------          --------
      Total Offshore Oil and Gas                                373,594          320,152           264,519
      Advanced Technologies                                      45,608           46,698            35,423
      Other                                                      31,774           20,493            16,601
                                                               --------         --------          --------
          Total                                                $450,976         $387,343          $316,543
                                                               ========         ========          ========

                 OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES

CAPITAL EXPENDITURES
      Offshore Oil and Gas
          Remotely Operated Vehicles                           $ 29,614         $ 41,783          $ 33,924
          Subsea Products                                         4,700           25,951             3,800
          Mobile Offshore Production Systems                     16,590            1,854            29,636
          Other Services                                         20,320           25,528            19,025
                                                               --------         --------          --------
      Total Offshore Oil and Gas                                 71,224           95,116            86,385
      Advanced Technologies                                       9,534            6,898             8,028
                                                               --------         --------          --------
          Total                                                $ 80,758         $102,014          $ 94,413
                                                               ========         ========          ========

DEPRECIATION AND AMORTIZATION EXPENSES
      Offshore Oil and Gas
          Remotely Operated Vehicles                           $ 13,827         $ 11,609          $  9,021
          Subsea Products                                         4,212            3,215             2,684
          Mobile Offshore Production Systems                      4,239            4,409             3,456
          Other Services                                          7,906            6,313             4,619
                                                               --------         --------          --------
      Total Offshore Oil and Gas                                 30,184           25,546            19,780
      Advanced Technologies                                       3,764            4,415             3,396
                                                               --------         --------          --------
          Total                                                $ 33,948         $ 29,961          $ 23,176
                                                               ========         ========          ========

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

Geographic Operating Areas

The following table summarizes certain financial data by geographic area:

                                                                        For the Years Ended March 31,
(in thousands)                                                      2000             1999            1998
------------------------------------------------------------------------------------------------------------
REVENUES
United States                                                     $207,415         $206,703        $173,878
Norway                                                              26,934           30,162          18,440
United Kingdom                                                      26,504           34,641          33,615
Indonesia                                                           25,983           19,153          11,979
Other Asia                                                          41,381           33,451          27,652
Africa                                                              49,673           50,033          60,180
Other                                                               38,930           26,179          32,377
                                                                  --------         --------        --------
TOTAL                                                             $416,820         $400,322        $358,121
                                                                  ========         ========        ========


LONG-LIVED ASSETS
United States                                                     $205,861         $156,457        $117,896
Europe                                                              46,614           44,043          20,789
Africa                                                              10,088           17,167          20,472
Asia                                                                22,494           21,625          22,398
Other                                                               14,738           15,547           1,743
                                                                  --------         --------        --------
TOTAL                                                             $299,795         $254,839        $183,298
                                                                  ========         ========        ========

                 OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES

7.  ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

                                                                                         March 31,
                   (in thousands)                                                 2000             1999
                  ----------------------------------------------------------------------------------------
                  Payroll and related costs                                      $15,583          $18,629
                  Accrued job costs                                               19,972           16,846
                  Other                                                           18,090           19,133
                                                                                 -------         --------
                  Total Accrued Liabilities                                      $53,645          $54,608
                                                                                 =======          =======






SELECTED  QUARTERLY  FINANCIAL  DATA  (UNAUDITED)
(in thousands, except per share data)

                                                      Year Ended March 31, 2000
QUARTER ENDED                             JUNE 30         SEPT. 30           DEC. 31         MAR. 31             TOTAL
------------------------------------------------------------------------------------------------------------------------
Revenues                                  $98,860         $100,405          $106,512         $111,043          $416,820
Gross profit                               18,527           17,455            18,183           17,477            71,642
Income from operations                      8,978            7,745             8,328            7,248            32,299
Net income                                  5,034            4,116             3,995            3,639            16,784
Diluted earnings per share                 $ 0.22           $ 0.18            $ 0.17           $ 0.16            $ 0.73
Weighted average number of
    common shares and equivalents          22,667           23,079            23,323           23,074            23,036

                                                      Year Ended March 31, 1999
QUARTER ENDED                             JUNE 30         SEPT. 30           DEC. 31          MAR. 31           TOTAL
-----------------------------------------------------------------------------------------------------------------------
Revenues                                  $98,911         $110,042           $98,275          $93,094          $400,322
Gross profit                               21,487           23,532            21,493           19,172            85,684
Income from operations                     11,126           13,227            11,154            8,849            44,356
Net income                                  6,575            7,895             6,351            4,886            25,707
Diluted earnings per share                 $ 0.28           $ 0.34            $ 0.28           $ 0.22            $ 1.12
Weighted average number of
    common shares and equivalents          23,282           22,987            22,722           22,562            22,888

                                 EXHIBIT INDEX

                                                                                Registration
                                                                                or File          Form or      Report        Exhibit
                               DESCRIPTION                                      Number           Report       Date
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                 Number
   3      Articles of Incorporation and By-laws
  *3.01   Certificate of Incorporation, as amended                              0-8418           10-K         March 1988    3(a)
  *3.02   Amended and Restated By-Laws                                          1-10945          10-Q         Dec. 1999     3.1
  *3.03   Amendment to Certificate of Incorporation                             33-36872         S-8          Sept. 1990    4(b)
   4      Instruments defining the rights of security holders,
          including indentures
  *4.01   Specimen of Common Stock Certificate                                  1-10945          10-K         March 1993    4(a)
  *4.02   Shareholder Rights Agreement dated November 20, 1992                  1-10945          8-K          Nov. 1992     1
  *4.03   Note Purchase Agreement dated as of September 8, 1998 relating to
          100,000,000 6.72% Senior Notes due September 8, 2010                  1-10945          10-Q         Sept. 1998    4.01
  *4.04   Loan Agreement ($80,000,000 Revolving Credit Facility)
          dated as of October 23, 1998                                          1-10945          10-Q         Sept. 1998    4.02
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
 *10.06+  Senior Executive Severance Plan, as amended                           0-8418           10-K         March 1989    10(k)
 *10.07+  Supplemental Senior Executive Severance Agreements,
          as amended                                                            0-8418           10-K         March 1989    10(l)
 *10.08+  1999 Incentive Plan                                                   1-10945          10-K         March 2000    10.08
 *10.09+  2000 Bonus Award Plan                                                 1-10945          10-K         March 2000    10.09
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
 *10.19+  1998 Bonus Restricted Stock Award Agreements                          1-10945          10-K         March 1999    10.20
  10.20+  1999 Bonus Restricted Stock Award Agreements
 *21      Subsidiaries of the Registrant                                        1-10945          10-K         March 2000    21
  23      Consent of Independent Public Accountants
 *24      Powers of Attorney                                                    1-10945          10-K         March 2000    24
 *27      Financial Data Schedule                                               1-10945          10-K         March 2000    27

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