Form 10-Q
period 2000-09-30
OCEANEERING INTERNATIONAL INC
filed 2000-11-13
CIK 73756

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[X]                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000
                                               ------------------

                                       OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________


                         Commission File Number 1-10945
                                                -------

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

                                                                 Yes [X]  No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                 Outstanding at November 1, 2000
----------------------------                     -------------------------------
Common Stock, $.25 Par Value                                   22,985,706 shares

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.


                 OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                       September 30,    March 31,
                                                           2000           2000
                                                       -------------    ---------
ASSETS

Current Assets:
   Cash and cash equivalents                             $  5,880       $ 11,001
   Accounts receivable (net of allowance
     for doubtful accounts of $510 and $500)              117,470        118,572
   Prepaid expenses and other                              23,357         18,990
                                                         --------       --------
   Total current assets                                   146,707        148,563
                                                         --------       --------

Property and Equipment, at cost                           503,455        461,285
Less: accumulated depreciation                            185,586        184,918
                                                         --------       --------
Net property and equipment                                317,869        276,367
                                                         --------       --------

Goodwill (net of amortization of $7,209
and $6,612)                                                11,805         11,611
                                                         --------       --------

Other Assets                                               11,850         14,435
                                                         --------       --------

   TOTAL ASSETS                                          $488,231       $450,976
                                                         ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Accounts and notes payable                            $ 25,912       $ 34,905
   Accrued liabilities                                     50,791         53,645
   Income taxes payable                                     7,561          7,238
                                                         --------       --------
   Total current liabilities                               84,264         95,788
                                                         --------       --------

Long-term Debt, net of current portion                    172,500        128,000
                                                         --------       --------

Other Long-term Liabilities                                31,152         31,488
                                                         --------       --------

Commitments and Contingencies

Shareholders' Equity                                      200,315        195,700
                                                         --------       --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY               $488,231       $450,976
                                                         ========       ========


See Notes to Consolidated Financial Statements.

                 OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME


                                                            For the Three Months Ended         For the Six Months Ended
                                                                   September 30,                    September 30,
                                                            --------------------------        --------------------------
                                                               2000             1999             2000             1999
                                                            ---------        ---------        ---------        ---------
                                                                      (in thousands, except per share amounts)
Revenues                                                    $ 100,464        $ 100,405        $ 204,503        $ 199,265
Cost of Services                                               82,091           82,950          170,757          163,283
Selling, General and Administrative Expenses                   10,393            9,710           20,388           19,259
                                                            ---------        ---------        ---------        ---------

    Income from operations                                      7,980            7,745           13,358           16,723

Interest Income                                                    96              151              245              294

Interest Expense, net of capitalized interest of $938
and $410, and $1,731 and $800                                  (1,950)          (1,496)          (3,562)          (2,842)

Other Income (Expense), Net                                       303              (79)             612              126
                                                            ---------        ---------        ---------        ---------

    Income before income taxes                                  6,429            6,321           10,653           14,301

Provision for Income Taxes                                     (2,317)          (2,205)          (3,838)          (5,151)
                                                            ---------        ---------        ---------        ---------

    Net Income                                              $   4,112        $   4,116        $   6,815        $   9,150
                                                            =========        =========        =========        =========


Basic Earnings per Share                                    $    0.18        $    0.18        $    0.30        $    0.41

Diluted Earnings per Share                                  $    0.18        $    0.18        $    0.29        $    0.40

Weighted average number of common shares                       22,941           22,699           22,903           22,545

Incremental shares from stock options                             280              380              300              328

Weighted average number of common shares and
equivalents                                                    23,221           23,079           23,203           22,873


See Notes to Consolidated Financial Statements.

                 OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                    For the Six Months Ended
                                                                          September 30,
                                                                    ------------------------
                                                                      2000            1999
                                                                    --------        --------
                                                                         (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:

    Net Income                                                      $  6,815        $  9,150
                                                                    --------        --------
    Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
    Depreciation and amortization                                     20,926          16,345
    Currency translation adjustments and other                          (184)          2,356
    Decrease (increase) in accounts receivable                         1,102          (8,471)
    Increase in prepaid expenses and other current assets             (4,367)         (4,128)
    Increase in other assets                                            (740)           (894)
    Decrease in current liabilities                                  (11,365)         (3,956)
    Increase (decrease) in other long-term liabilities                  (336)            121
                                                                    --------        --------

    Total adjustments to net income                                    5,036           1,373
                                                                    --------        --------

NET CASH PROVIDED BY OPERATING ACTIVITIES                             11,851          10,523
                                                                    --------        --------

Cash Flows from Investing Activities:
    Purchases of property and equipment and other                    (63,101)        (27,074)
                                                                    --------        --------

NET CASH USED IN INVESTING ACTIVITIES                                (63,101)        (27,074)
                                                                    --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from revolving credit and other
     long-term debt                                                   44,328          11,849
    Proceeds from issuance of common stock                             1,801           4,512
                                                                    --------        --------

NET CASH PROVIDED BY FINANCING ACTIVITIES                             46,129          16,361
                                                                    --------        --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                             (5,121)           (190)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                         11,001           8,367
                                                                    --------        --------

CASH AND CASH EQUIVALENTS - END OF PERIOD                           $  5,880        $  8,177
                                                                    ========        ========

See Notes to Consolidated Financial Statements.

                 OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       Basis of Presentation and Significant Accounting Policies

         These Consolidated Financial Statements are unaudited and have been prepared pursuant to instructions for the Quarterly Report on Form 10-Q required to be filed with the Securities and Exchange Commission and do not include all information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles. Management has reflected all adjustments which it believes are necessary to present fairly Oceaneering's financial position at September 30, 2000 and its results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Oceaneering's Annual Report on Form 10-K for its fiscal year ended March 31, 2000. The results for interim periods are not necessarily indicative of annual results. In November 2000, Oceaneering changed its fiscal year from March 31 to December 31.

2.       Shareholders' Equity

         Shareholders' Equity consisted of the following:


                                                                     September 30,     March 31,
                                                                         2000             2000
                                                                     -------------     ---------
                                                                             (in thousands)
Common Stock, par value $0.25;
    90,000,000 shares authorized;
    24,017,046 shares issued                                          $   6,004        $   6,004
Additional paid-in capital                                               78,445           77,972
Treasury stock; 1,045,511 and 1,197,705 shares, at average cost         (14,010)         (16,050)
Retained earnings                                                       147,308          140,493
Accumulated other elements of comprehensive income                      (17,432)         (12,719)
                                                                      ---------        ---------

Total shareholders' equity                                            $ 200,315        $ 195,700
                                                                      =========        =========

3.       Income Taxes

         Cash taxes paid were $3.3 million and $5.1 million for the six months ended September 30, 2000 and 1999, respectively. Oceaneering also received a cash tax refund of $4.4 million during the first half of the current fiscal year.

4.       Earnings Per Share

         Oceaneering has computed earnings per share in accordance with Financial Accounting Standards Board Standard Number ("SFAS") 128, "Earnings Per Share."

5.       Business Segment Information

         Oceaneering supplies a comprehensive range of technical services and specialty products to a variety of industries. Oceaneering's Offshore Oil and Gas business consists of four business segments: Remotely Operated Vehicles ("ROVs"), Subsea Products, Mobile Offshore Production Systems and Other Services. Oceaneering's Advanced Technologies business is a separate segment that provides project management, engineering services and equipment for applications outside the oil and gas industry.

         There are no differences in the basis of segmentation or in the basis of measurement of segment profit or loss from those used in the consolidated financial statements for the fiscal year ended March 31, 2000. The previously reported information for the quarter ended June 30, 2000 included certain Advanced Technologies activities in the Offshore Oil and Gas segments. That information is restated below. The following summarizes certain financial data by business segment:


                                                        For the Three Months Ended         For the Six Months Ended
                                                    ----------------------------------     ------------------------
                                                    Sept. 30,    Sept. 30,    June 30,     Sept. 30,       Sept. 30,
                                                      2000         1999         2000         2000            1999
                                                    ---------    ---------    --------     ---------       ---------
                                                                           (in thousands)

Revenues
    Offshore Oil and Gas
         ROVs                                       $ 27,634     $ 23,446     $ 25,362     $ 52,996        $ 46,316
         Subsea Products                              21,057       13,872       22,502       43,559          31,082
         Mobile Offshore Production Systems            5,281        5,715        5,980       11,261          13,084
         Other Services                               20,851       26,449       22,535       43,386          45,779
                                                    --------     --------     --------     --------        --------
    Total Offshore Oil and Gas                        74,823       69,482       76,379      151,202         136,261
    Advanced Technologies                             25,641       30,923       27,660       53,301          63,004
                                                    --------     --------     --------     --------        --------
         Total                                      $100,464     $100,405     $104,039     $204,503        $199,265
                                                    ========     ========     ========     ========        ========

Gross Margins
    Offshore Oil and Gas
         ROVs                                       $  7,003     $  5,715     $  5,777     $ 12,780        $ 11,388
         Subsea Products                               2,519        1,449        2,344        4,863           4,273
         Mobile Offshore Production Systems(1)         2,168        1,348        1,331        3,499           4,431
         Other Services                                2,249        4,622        1,235        3,484           6,531
                                                    --------     --------     --------     --------        --------
    Total Offshore Oil and Gas                        13,939       13,134       10,687       24,626          26,623
    Advanced Technologies                              4,434        4,321        4,686        9,120           9,359
                                                    --------     --------     --------     --------        --------
       Total                                        $ 18,373     $ 17,455     $ 15,373     $ 33,746        $ 35,982
                                                    ========     ========     ========     ========        ========

         (1) The periods ended September 30, 2000 contain a $2.5 million impairment loss related to an out-of- service tanker held for possible conversion into production service. This tanker is not of the size prevalently in demand in the current market, and there have been few opportunities to bid this vessel. Therefore, it has been written down to its estimated market value. The impairment loss is reflected in the Cost of Services line in the Consolidated Statements of Income.

6.       Comprehensive Income

         Effective April 1, 1998, Oceaneering adopted SFAS 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and displaying comprehensive income and its components. Comprehensive income is the total of net income and all nonowner changes in equity. The amounts of comprehensive income for each of the three- and six-month periods ended September 30, 2000 and 1999 are as follows:

                                                      Three Months Ended        Six Months Ended
                                                         September 30,            September 30,
                                                     --------------------     --------------------
                                                      2000         1999        2000         1999
                                                     -------      -------     -------      -------
                                                                   (in thousands)
Net Income per Consolidated Statements of Income     $ 4,112      $ 4,116     $ 6,815      $ 9,150
Foreign Currency Translation Gains (Losses)           (2,516)       1,837      (4,713)         523
                                                     -------      -------     -------      -------
Comprehensive Income                                 $ 1,596      $ 5,953     $ 2,102      $ 9,673
                                                     =======      =======     =======      =======

         Amounts comprising other elements of comprehensive income in Shareholders' Equity:

                                                        September 30, 2000      March 31, 2000
                                                        ------------------      --------------
                                                                      (in thousands)
Accumulated Foreign Currency Translation Adjustments        $(17,432)              $(12,719)
                                                            ========               ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

All statements in this Form 10-Q, other than statements of historical facts, including, without limitation, statements regarding our business strategy, plans for future operations and industry conditions, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to various risks, uncertainties and assumptions, including those we refer to under the heading "Cautionary Statement Concerning Forward-Looking Statements" in Part I of our Annual Report on Form 10-K for our fiscal year ended March 31, 2000. Although we believe that the expectations reflected in such forward-looking statements are reasonable, because of the inherent limitations in the forecasting process, as well as the relatively volatile nature of the industries in which we operate, we can give no assurance that those expectations will prove to be correct. Accordingly, evaluation of our future prospects must be made with caution when relying on forward-looking information.

Material Changes in Financial Condition

We consider our liquidity and capital resources adequate to support our operations and capital commitments. At September 30, 2000, we had working capital of $62 million, including $6 million of unrestricted cash and we had $57.5 million available under committed credit facilities.

Our capital expenditures were $72 million during the six months ended September 30, 2000, as compared to $27 million during the corresponding period of the prior fiscal year. Capital expenditures in the current fiscal year consisted of ongoing costs related to the conversion of a jackup drilling rig to a mobile offshore production unit, additions to our fleet of ROVs and multiservice vessel construction. Prior fiscal year expenditures consisted of additions to our fleet of ROVs, multiservice vessel construction and subsea products facilities expansion.

Commitments for capital expenditures at September 30, 2000 were approximately $30 million of remaining costs for the conversion of a jackup drilling rig to a mobile offshore production unit. This unit will be used for a three-year contract in Western Australia. Operations are anticipated to begin during the second quarter of calendar year 2001.

Results of Operations

Effective with the fourth quarter of the year ended March 31, 2000, we increased our reporting segments from three to five to assist the investment community in better understanding our company. The segments are contained within two businesses - services and products provided to the offshore oil and gas industry ("Offshore Oil and Gas") and all other services and products ("Advanced Technologies"). Our segments within the Offshore Oil and Gas business are Remotely Operated Vehicles ("ROVs"), Subsea Products, Mobile Offshore Production Systems and Other Services. We report our Advanced Technologies business as one segment. The previously reported information for the quarter ended June 30, 2000 included certain Advanced Technologies activities in the Offshore Oil and Gas segments. That information is restated in the following discussion.

Consolidated revenue and margin information is as follows:

                             For the Three Months Ended           For the Six Months Ended
                       ------------------------------------      --------------------------
                       Sept. 30,     Sept. 30,     June 30,      Sept. 30,        Sept. 30,
                         2000          1999          2000          2000             1999
                       --------      ---------     --------      ---------        ---------
                                                (in thousands)

Revenues               $100,464      $100,405      $104,039      $204,503         $199,265
Gross margin             18,373        17,455        15,373        33,746           35,982
Gross margin %               18%           17%           15%           17%              18%
Operating margin %            8%            8%            5%            7%               8%

We generate a material amount of our consolidated revenue from contracts for marine services in the Gulf of Mexico and North Sea, which are usually more active from April through November compared to the rest of the year. However, our exit from the diving sector in the North Sea in early 1998 and the substantial number of multiyear ROV contracts that we entered into since calendar year 1997 have reduced the seasonality of our ROV and Other Services operations. Revenues in our Mobile Offshore Production Systems, Subsea Products and Advanced Technologies segments are generally not seasonal.

Our Offshore Oil and Gas business results are influenced by the level of capital spending by oil and gas companies in the offshore sector. While crude oil and natural gas prices were higher than those during the comparable period of the prior fiscal year, capital spending levels have not yet increased as we had anticipated at the start of our fiscal year. The fixed costs associated with our underutilized assets have impacted our profit margins, particularly our umbilical manufacturing facilities in our Subsea Products segment and our multiservice vessels in our Other Services segment. Our bidding activity is up, but projects are planned for execution in calendar year 2001. Our Subsea

Products segment operating income improved in the current quarter, primarily from results in Brazil. Our current year Advanced Technologies segment results are anticipated to be lower than those achieved in the prior fiscal year as our cable venture is expected to be about break-even in its first year of operation and this segment's other operations are expected to be comparable to last fiscal year.

OFFSHORE OIL AND GAS.

The table below sets forth our revenues and gross margins for our Offshore Oil and Gas business for the periods indicated.


                                           For the Three Months Ended            For the Six Months Ended
                                       ------------------------------------      ------------------------
                                       Sept. 30,     Sept. 30,     June 30,      Sept. 30,      Sept. 30,
                                         2000          1999          2000          2000           1999
                                       ---------     ---------     --------      ---------      ---------
                                                              (in thousands)

ROVs
    Revenues                           $ 27,634      $ 23,446      $ 25,362      $ 52,996       $ 46,316
    Gross margin                          7,003         5,715         5,777        12,780         11,388
    Gross margin %                           25%           24%           23%           24%            25%
    Work class utilization %                 71%           64%           63%           67%            64%

Subsea Products
    Revenues                           $ 21,057      $ 13,872      $ 22,502      $ 43,559       $ 31,082
    Gross margin                          2,519         1,449         2,344         4,863          4,273
    Gross margin %                           12%           10%           10%           11%            14%

Mobile Offshore Production Systems
    Revenues                           $  5,281      $  5,715      $  5,980      $ 11,261       $ 13,084
    Gross margin                          2,168         1,348         1,331         3,499          4,431
    Gross margin %                           41%           24%           22%           31%            34%

Other Services
    Revenues                           $ 20,851      $ 26,449      $ 22,535      $ 43,386       $ 45,779
    Gross margin                          2,249         4,622         1,235         3,484          6,531
    Gross margin %                           11%           17%            5%            8%            14%

Total Offshore Oil and Gas
    Revenues                           $ 74,823      $ 69,482      $ 76,379      $151,202       $136,261
    Gross margin                         13,939        13,134        10,687        24,626         26,623
    Gross margin %                           19%           19%           14%           16%            20%


Our ROV revenues and gross margin were higher than those achieved during the corresponding periods of the prior fiscal year due to a higher number of ROVs available. The gross margin percentages were fairly consistent for the periods presented.

Our Subsea Products revenues were higher than those in the corresponding periods of the prior year due to increased umbilical sales from our plant in Brazil and from increased sales of subsea specialty hardware. Profitability was down in the six months ended September 30, 2000 compared to the six months ended September 30, 1999 as a result of competitive pricing and a large steel tube umbilical order in our U.K. plant which had a lower-than-average profit margin due to higher subcontractor content.

Recurring Mobile Offshore Production Systems revenues and profits were lower than the prior year as we completed a major modification project for the floating production and offloading system Zafiro Producer during the last fiscal year. During the quarter, we determined that the near-term outlook for the use of semisubmersibles in mobile offshore production systems service was going to remain weak, and that we could realize greater value for our two semisubmersible rigs through sales to those who would use them in exploration operations. The results of the quarter include a gain of $3.7 million on the sale of the semisubmersible Ocean Zephyr II. In addition, we wrote down the carrying value of our out-of-service tanker, the Ocean Venture, by $2.5 million as our assessment of the market it was targeted for, conversion into production service, had changed. This tanker is not of the size prevalently in demand in the current market and there have been few opportunities to bid this vessel. Therefore, we wrote this vessel down to its estimated market value.

Other Services revenues were lower than the corresponding periods of the prior year due to lower activity levels in all areas. At the end of the quarter, we exchanged our diving-related assets in Asia, Australia and the Middle East for ROVs. There was no material effect on the current quarter's results from the transaction.

ADVANCED TECHNOLOGIES.

Revenue and gross margin information is as follows:


                      For the Three Months Ended          For the Six Months Ended
                   ----------------------------------     ------------------------
                   Sept. 30,    Sept. 30,    June 30,     Sept. 30,      Sept. 30,
                     2000         1999         2000         2000           1999
                   ---------    ---------    --------     ---------      ---------
                                        (in thousands)

Revenues           $25,641      $30,923      $27,660      $53,301        $63,004
Gross margin         4,434        4,321        4,686        9,120          9,359
Gross margin %          17%          14%          17%          17%            15%

Our Advanced Technologies segment revenues were lower as our telecommunications activities were put into an unconsolidated joint venture. The results of this venture are reported as other income. During the September 1999 quarter, our telecommunications operations reported a loss due to difficulties encountered during a cable burial job. The job loss reduced gross margin and gross margin percentage for the prior fiscal year. Results from other activities in this segment were at comparable levels to the prior fiscal year.

OTHER.

Our telecommunications joint venture started its first revenue-producing activities during the first quarter of the current fiscal year and operated at approximately a break-even level.

Interest expense for the three- and six-month periods ended September 30, 2000 increased compared to the corresponding periods of the prior year as we had higher debt levels and higher interest rates. This debt had been incurred to fund the acquisition of additional equipment and expansion of our subsea products production capacity. Interest expense of $1,950,000 and $3,562,000 for the three- and six-month periods ended September 30, 2000 was net of capitalized interest of $938,000 and $1,731,000 in those periods.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There are no material changes from the information provided in Item 7A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2000.

                           PART II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         (a) Oceaneering International, Inc. held its Annual Meeting of Shareholders on August 20, 2000. The following matters were voted upon at the Annual Meeting:

                  Election of Director
                  Nominee                 Shares Voted For           Votes Withheld
                  --------------------    ----------------           --------------
                  Charles B. Evans        18,328,536                 354,364
                  John R. Huff            18,329,029                 353,871

                  Ratification of the appointment of Arthur Andersen LLP as independent auditors for the Company.

                  Shares Voted For        Shares Voted Against       Shares Abstaining
                  ----------------        --------------------       -----------------
                  18,674,387              5,449                      3,064

ITEM 5.  OTHER INFORMATION.

                  Effective November 1, 2000, the Board of Directors of Oceaneering International, Inc. determined to change the fiscal year-end of the Company from March 31 to December 31. A report on Form 10-K, covering the nine-month transition period ending December 31, 2000, will be filed with the Securities and Exchange Commission in accordance with its applicable rules and regulations.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits.



 3.01  Restated Certificate of Incorporation
        of Oceaneering International, Inc.

 3.02  Amended and Restated Bylaws of
        Oceaneering International, Inc.

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



                           OCEANEERING INTERNATIONAL, INC.
                                     (Registrant)






Date:  November 10, 2000   By: /s/ JOHN R. HUFF
                               -------------------------------------------------
                               John R. Huff
                               Chairman and Chief Executive Officer


Date:  November 10, 2000   By: /s/ MARVIN J. MIGURA
                               -------------------------------------------------
                               Marvin J. Migura
                               Senior Vice President and Chief Financial Officer


Date:  November 10, 2000   By: /s/ JOHN L. ZACHARY
                               -------------------------------------------------
                               John L. Zachary
                               Controller and Chief Accounting Officer

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER              DESCRIPTION
-------             -----------
 3.01               Restated Certificate of Incorporation of Oceaneering
                    International, Inc.

 3.02               Amended and Restated Bylaws of Oceaneering International,
                    Inc.

 27                 Financial Data Schedule