Form 10-K
period 2000-12-31
OCEANEERING INTERNATIONAL INC
filed 2001-03-29
CIK 73756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K


[ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(c) OF
THE SECURITIES EXCHANGE ACT OF 1934

OR

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from April 1, 2000 to December 31, 2000

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

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      Aggregate market value of the voting stock held by non-affiliates of the registrant at March 19, 2001 based upon the closing sale price of the Common
Stock on the New York Stock Exchange:                                                                          $476,851,000

      Number of shares of Common Stock outstanding at March 19, 2001:                                            23,308,423


DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the proxy statement relating to the registrant's 2001 annual meeting of shareholders, to be filed on or before April 30, 2001 pursuant to Regulation 14A of the Securities and Exchange Act of 1934 are incorporated by reference to the extent set forth in Part III, Items 10-13 of this report.

                                     PART I

ITEM 1.  BUSINESS.

Recent Developments

Effective November 1, 2000, our Board of Directors changed our fiscal year-end to December 31 from March 31, which was the fiscal year-end used in our last report on Form 10-K filed with the SEC. This report covers the nine-month transition period from April 1, 2000 to December 31, 2000.

      Unless the context indicates otherwise, references to fiscal years indicate the twelve months ended March 31 of that year. For example, fiscal 2000 refers to the twelve-month period ended March 31, 2000.

General Development of Business

Oceaneering International, Inc. is an advanced applied technology company that provides a comprehensive range of integrated technical services and hardware to customers who operate in harsh environments such as underwater, space and other hazardous areas. Oceaneering was organized in 1969 out of the combination of three diving service companies founded in the early 1960s. Since our establishment, we have concentrated on the development and marketing of underwater services and products requiring the use of advanced deepwater technology. We are one of the world's largest underwater services contractors. We provide most of our services and products to the oil and gas industry. These include drilling support, subsea construction, design, lease and operation of production systems, facilities maintenance and repair, specialty subsea hardware and specialized onshore and offshore engineering and inspection. We operate in the United States and 18 other countries. Our international operations, principally in the North Sea, Africa and the Far East, accounted for approximately 46% of our revenues, or $142 million, for the nine-month period ended December 31, 2000.

      We operate in five business segments. The segments are contained within two businesses -- services and products provided to the offshore oil and gas industry ("Offshore Oil and Gas") and all other services and products ("Advanced Technologies"). Our business segments within the Offshore Oil and Gas business are Remotely Operated Vehicles ("ROVs"), Subsea Products, Mobile Offshore Production Systems and Other Services. We report our Advanced Technologies business as one segment. In each of our businesses, we have been concentrating on expanding our capabilities to provide technical solutions to our customers.

OFFSHORE OIL AND GAS. In the last few years, the focus of our Offshore Oil and Gas business has been toward increasing our asset base for servicing deepwater projects and subsea completions. Prior to 1996, we purchased most of our remotely operated vehicles, often referred to as ROVs, which are submersible vehicles operated from the surface and widely used in the offshore oil and gas industry. However, in response to increased demand for more powerful systems operating in deeper water, we expanded our capabilities and established an in-house facility to design and build ROVs to meet the continued expansion of our ROV fleet. This facility was established and became fully operational in January 1998. We have built over 50 ROV systems and we are producing all our new ROVs in-house. In September 2000, we exchanged our diving-related assets in Asia, Australia and the Middle East for 11 ROVs. The diving-related assets were part of our Other Services segment.

      In addition to the ROV expansion, we also committed to the construction of two multiservice vessels, the Ocean Intervention and the Ocean Intervention II, which went into service in the fourth quarter of calendar 1998 and the third quarter of calendar 2000, respectively. These multiservice vessels are equipped with thrusters that allow them to be dynamically positioned, which means the vessels can maintain a constant position at a location without the use of anchors. Both vessels can carry and install significant lengths of coiled tubing or umbilicals required to bring subsea well completions into production (tie-back to production facilities). These vessels have been designed for use in pipeline or flowline tie-ins, pipeline crossings and subsea hardware interventions and installations. These vessels are part of our Other Services segment.

      Through our Multiflex division, we are a leading provider of subsea hydraulic and electrohydraulic thermoplastic umbilicals. These umbilicals are the means by which offshore operators control subsea wellhead hydrocarbon flow rates. We entered this market in March 1994 through our purchase of the operating subsidiaries of Multiflex International Inc. During fiscal 1999, we constructed a new umbilical plant in Brazil and relocated, modernized and increased the capabilities of our umbilical manufacturing facility in Scotland. The plant in Brazil began operations in fiscal 1999, and the plant in Scotland was commissioned in early fiscal 2000.

      We own two operating mobile offshore production systems, the PB San Jacinto, acquired in December 1997 and currently under contract offshore Indonesia, and the floating production, storage and offloading system Ocean Producer, which has been operating offshore West Africa since December 1991.

      In November 1999, we contracted to provide a mobile offshore production system for development of oil fields offshore Western Australia. We converted a jackup drilling rig to our third mobile offshore production system for this multiple year contract. We put the unit on location in January 2001, and our customer oil companies expect production to begin in mid-calendar 2001.

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

ADVANCED TECHNOLOGIES. In August 1992 and May 1993, we purchased two businesses that formed the basis of our Advanced Technologies segment. The first business designed, developed and operated robotic systems and ROVs specializing in non-oilfield markets and provided the basis for our expansion into telecommunications cable laying and burial and commercial theme park animation in 1993. The second business designed, developed and fabricated spacecraft hardware and high temperature insulation products.

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

Financial Information about Segments

For financial information about our business segments, please see the table in
Note 6 of the Notes to Consolidated Financial Statements in this report, which presents revenues, income (loss) from operations, depreciation and amortization expenses, identifiable assets and capital expenditures by business segment for the nine-month period ended December 31, 2000 and for the fiscal years ended March 31, 2000 and 1999.

Description of Business

OFFSHORE OIL AND GAS

Our Offshore Oil and Gas business consists of ROVs, Subsea Products, Mobile Offshore Production Systems and Other Services.

ROVS. ROVs are submersible vehicles operated from the surface. They are widely used in the offshore oil and gas industry for a variety of underwater tasks including drill support, installation and construction support, pipeline inspection and surveys and subsea production facility operation and maintenance. ROVs may be outfitted with manipulators, sonar, video cameras, specialized tooling packages and other equipment or features to facilitate the performance of specific underwater tasks. We use ROVs at water depths or in situations where the use of divers would be uneconomical or infeasible. We own 118 work class ROVs and are the industry leader in providing ROV services on deepwater wells, which are the most technically demanding. We believe we operate the largest and most technically advanced fleet of ROVs in the world.

      ROV revenues:

                                                                                   Percent of
                                                           Amount                Total Revenues
                                                       -------------             --------------
      Nine-month period ended December 31, 2000        $ 78,953,000                  26%
      Fiscal year ended March 31, 2000                   94,617,000                  23%
      Fiscal year ended March 31, 1999                  100,854,000                  25%

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

      Subsea Products revenues:

                                                                                  Percent of
                                                           Amount               Total Revenues
                                                       -------------            --------------
      Nine-month period ended December 31, 2000        $  65,771,000                 21%
      Fiscal year ended March 31, 2000                    69,744,000                 17%
      Fiscal year ended March 31, 1999                    72,919,000                 18%


MOBILE OFFSHORE PRODUCTION SYSTEMS. We presently own two operating mobile offshore production systems, the Ocean Producer and the San Jacinto. We own a third mobile offshore production system, the Ocean Legend, which is on location offshore Western Australia for our customer oil companies. We expect production from that unit to begin in mid-calendar 2001. In addition, we operate and maintain the Zafiro Producer on behalf of a major oil company.

      We also undertake engineering and project management of projects related to mobile offshore production systems. We have managed the conversion of a jackup to a production unit and in-field modifications to the Zafiro Producer. We also perform engineering studies for customers evaluating field development projects.

      Mobile Offshore Production Systems revenues:

                                                                                  Percent of
                                                           Amount               Total Revenues
                                                        ------------            --------------

      Nine-month period ended December 31, 2000         $ 15,788,000                   5%
      Fiscal year ended March 31, 2000                    23,983,000                   6%
      Fiscal year ended March 31, 1999                    31,559,000                   8%


OTHER SERVICES. We provide oilfield diving, non-destructive inspection and testing services and supporting vessel operations, which are utilized principally in inspection, repair and maintenance activities. We also perform subsea intervention and hardware installation services from our multiservice vessels. These services include: subsea well tie-backs; pipeline/flowline tie-ins and repairs; pipeline crossings; umbilical and other subsea equipment installations; and subsea intervention.

      We supply commercial diving services to the oil and gas industry in the United States using the traditional techniques of air, mixed gas and saturation diving, all of which use surface-supplied breathing gas. We do not use divers in water depths greater than 1,000 feet. We also use atmospheric diving systems, which enclose the operator in a surface pressure diving suit, in water depths up to 2,300 feet. In September 2000, we exchanged our diving-related assets in Asia, Australia and the Middle East for 11 ROVs.

      Through our Solus Schall division, we offer a wide range of inspection services to customers required to obtain third-party inspections to satisfy contractual structural specifications, internal safety standards or regulatory requirements. We focus on the inspection of pipelines and onshore fabrication of offshore facilities for the oil and gas industry. Certain of Solus Schall's pipeline inspection activities are performed through the use of specialized x-ray crawlers, which travel inside pipelines, stopping to perform radiographic inspection of welds.

      Other Services revenues:

                                                                                  Percent of
                                                           Amount               Total Revenues
                                                       ------------             --------------
      Nine-month period ended December 31, 2000        $ 65,206,000                  21%
      Fiscal year ended March 31, 2000                  105,505,000                  25%
      Fiscal year ended March 31, 1999                   95,748,000                  24%

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

      We work for customers having specialized requirements in underwater or other environments outside the oil and gas industry. We provide deep ocean search and recovery services for governmental bodies, including the U.S. Navy. In other services for the Navy, we provide various engineering and underwater services ranging from aircraft salvage and recovery operations to inspection and maintenance of the Navy's fleet of surface ships and submarines. Through a joint venture we formed with a subsidiary of Smit Internationale, N.V., we also maintain and operate deepwater cable lay and maintenance equipment. The current term of the joint venture agreement expires in March 2006. It automatically extends for five-year periods unless one of the participants gives cancellation notice at least one year before the end of the then current term.

      We design and operate ROVs that are capable of being worked in water depths to 25,000 feet. Our other specialized equipment includes ROV cable lay and maintenance equipment rated to 5,000 feet and deep tow, side scan sonar systems designed for use in depths to 20,000 feet. In fiscal 2000, we located and recovered the Mercury space capsule Liberty Bell 7 from a water depth of 16,100 feet.

      We also design and develop specialized tools and build ROV systems to customer specifications for use in deepwater and hazardous environments.

      We entered the commercial theme park animation market in 1993. We have provided mechanical sharks and dinosaurs for use in theme park attractions.

      As part of our Advanced Technologies segment, Oceaneering Space and Thermal Systems directs our efforts towards applying undersea technology and experience in the space industry. We have worked with the NASA and NASA subcontractors on a variety of projects, including portable life-support systems, tools and robotic systems and standards and guidelines to ensure robotic compatibility for space station equipment and payloads. We also support NASA by producing space shuttle crew support equipment, including the design, development and fabrication of spacecraft extravehicular and intravehicular hardware and soft goods, air crew life-support equipment, mechanical and electromechanical devices and high temperature insulation. These activities substantially depend on continued government funding for space programs.

      Advanced Technologies revenues:

                                                                                  Percent of
                                                           Amount               Total Revenues
                                                       ------------             --------------

      Nine-month period ended December 31, 2000        $ 82,012,000                  27%
      Fiscal year ended March 31, 2000                  122,971,000                  29%
      Fiscal year ended March 31, 1999                   99,242,000                  25%



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

MAJOR CUSTOMERS. Our top five customers in the nine-month period ended December 31, 2000 accounted for 29% of our consolidated revenues. Our top five customers in fiscal 2000 and 1999 accounted for approximately 25% of our consolidated revenues in each year. For the nine-month period ended December 31, 2000 and for fiscal 2000, four of our top five customers were oil and gas exploration and production companies served by our Offshore Oil and Gas business segments. The remaining top five customer was the U.S. Navy, which was served by our Advanced Technologies segment. In fiscal 1999, our top five customers were all oil and gas exploration and production companies served by our Offshore Oil and Gas business segments. No single customer accounted for more than 10% of our consolidated revenues in any of those three periods. While we do not depend on any one customer, the loss of one of our significant customers could, at least on a short-term basis, have an adverse effect on our results of operations.

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

COMPETITION

Our businesses are highly competitive.

OFFSHORE OIL AND GAS.

      ROVS. We are the world's largest owner/operator of work class ROVs employed in oil and gas related operations, with an estimated 33% market share. At December 31, 2000 we had 118 work class ROVs in service. We compete with several major companies on a worldwide basis and with numerous others operating locally in various areas. We have fewer competitors in deeper water depths, as more sophisticated equipment and technology is needed in deeper water. We estimate that, during calendar 2000, we provided ROV drilling support on approximately 50% of the wells drilled worldwide in water depths of 1,000 feet or more and approximately 60% of the wells drilled worldwide in water depths of 3,000 feet or more.

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

OTHER SERVICES. We believe we are one of several companies that provide underwater services on a worldwide basis. We compete for contracts with companies that have worldwide operations, as well as numerous others operating locally in various areas. We believe that our ability to provide a wide range of underwater services, including technological applications in deeper water (greater than 1,000 feet) on a worldwide basis, should enable us to compete effectively in the oilfield exploration and development market. In some cases involving projects that require less sophisticated equipment, small companies have been able to bid for contracts at prices uneconomic to us. We no longer provide diving services outside of the United States.

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

      Frequently, oil and gas companies use prequalification procedures that reduce the number of prospective bidders for their projects. In some countries, political considerations tend to favor local contractors. While these considerations have not materially impacted this segment's results in recent periods, our view of the increasing trend to favor local contractors in West Africa was a factor in our decisions to sell our diving operations in West Africa in fiscal 2000 and to exchange our diving-related assets in Asia, Australia and the Middle East for ROVs in September 2000.

ADVANCED TECHNOLOGIES. We believe our specialized ROV assets and experience in deepwater operations give us an advantage in obtaining contracts in water depths greater than 5,000 feet. We have fewer competitors in deeper water depths due to the advanced technical knowledge and sophisticated equipment required for deepwater operations.

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

SEASONALITY, BACKLOG AND RESEARCH AND DEVELOPMENT

A material amount of our consolidated revenues is generated from contracts for marine services in the Gulf of Mexico and the North Sea, which are usually more active from April through November compared to the rest of the year. However, our exit from the diving sector in the North Sea in early 1998 and the substantial number of multi-year ROV contracts we entered into since 1997 have reduced the seasonality of our ROV and Other Services operations. Revenues in our Mobile Offshore Production Systems, Subsea Products and Advanced Technologies segments are generally not seasonal.

      The amounts of backlog orders we believe to be firm as of December 31, 2000 and March 31, 2000 were as follows:

                                               As of December 31, 2000          As of March 31, 2000
                                             ---------------------------     ------------------------
                                                   (in millions)                   (in millions)
         Offshore Oil and Gas                    Total      1 + yr*             Total       1 + yr*
                                               ---------   ---------           -------     ----------

             ROVs                                $229          $133              $208          $129
             Subsea Products                       50             5                39            --
             Mobile Offshore Production Systems   100            71               108            94
             Other Services                        45             2                42            15
                                               ------         ------            ------        ------
         Total Offshore Oil and Gas               424           211               397           238
         Advanced Technologies                     38             5                51             1
                                               ------         ------            ------        ------
              Total                              $462          $216              $448          $239
                                                 ====          ====              ====          ====

*    Represents amounts that were not expected to be performed within one year.

      No material portion of our business is subject to renegotiation of profits or termination of contracts by the United States government.

      Our research and development expenditures were approximately $5 million, $4 million and $5 million during the nine-month period ended December 31, 2000, fiscal 2000 and fiscal 1999, respectively. These amounts do not include the expenditures by others in connection with joint research activities in which we participated or expenditures we incurred in connection with research conducted during the course of performing our operations.

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

      While not a legal requirement, within our Offshore Oil and Gas business we maintain various quality management systems. Our quality management systems in the United Kingdom and Norway are certified to the equivalent of ISO 9001 and cover all our Offshore Oil and Gas products and services. The quality management systems of our Subsea Products segment are certified to ISO 9001 for its products and services. The quality management systems of both the Oceaneering Space and Thermal Systems and Oceaneering Technologies units of our Advanced Technologies segment are also certified to ISO 9001. ISO 9001 is an internationally recognized verification system for quality management established by the International Standards Organization.

RISKS AND INSURANCE

WE DERIVE MOST OF OUR REVENUES FROM COMPANIES IN THE OFFSHORE OIL AND GAS INDUSTRY, A HISTORICALLY CYCLICAL INDUSTRY WITH LEVELS OF ACTIVITY THAT ARE SIGNIFICANTLY AFFECTED BY THE LEVELS AND VOLATILITY OF OIL AND GAS PRICES.

      We derive most of our revenues from customers in the offshore oil and gas exploration, development and production industry. The offshore oil and gas industry is a historically cyclical industry characterized by significant changes in the levels of exploration and development activities. Oil and gas prices, and market expectations of potential changes in those prices, significantly affect the levels of those activities. Worldwide political, economic and military events have contributed to oil and gas price volatility and are likely to continue to do so in the future. Any prolonged reduction in the overall level of offshore oil and gas exploration and development activities, whether resulting from changes in oil and gas prices or otherwise, could materially and adversely affect our financial condition and results of operations in our segments within our offshore oil and gas business. Some factors that have affected and are likely to continue affecting oil and gas prices and the level of demand for our services and products include the following:

     o    worldwide demand for oil and gas;

     o the ability of the Organization of Petroleum Exporting Countries, or OPEC, to set and maintain production levels and pricing;

     o    the level of production by non-OPEC countries;

     o    domestic and foreign tax policy;

     o laws and governmental regulations that restrict exploration and development of oil and gas in various offshore jurisdictions;

     o    advances in exploration and development technology;

     o    the political environment of oil-producing regions;

     o    the price and availability of alternative fuels; and

     o    overall economic conditions.

OUR INTERNATIONAL OPERATIONS INVOLVE ADDITIONAL RISKS NOT ASSOCIATED WITH DOMESTIC OPERATIONS.

A significant portion of our revenues is attributable to operations in foreign countries. These activities accounted for approximately 46% of our consolidated revenues in the nine-month ended December 31, 2000. Risks associated with our operations in foreign areas include risks of:

     o war and civil disturbances or other risks that may limit or disrupt markets;

     o    expropriation, confiscation or nationalization of assets;

     o    renegotiation or nullification of existing contracts;

     o    foreign exchange restrictions;

     o    foreign currency fluctuations;

     o    foreign taxation;

     o    the inability to repatriate earnings or capital;

     o    changing political conditions;

     o    changing foreign and domestic monetary policies; and

     o    regional economic downturns.

      Additionally, in some jurisdictions we are subject to foreign governmental regulations favoring or requiring the awarding of contracts to local contractors or requiring foreign contractors to employ citizens of, or purchase supplies from, a particular jurisdiction. These regulations may adversely affect our ability to compete.

      Our exposure to the risks we described above varies from country to country. In recent periods, political instability and civil unrest in Indonesia and West Africa and general economic downturns in Asia and Brazil have been our greatest concerns. There is a risk that a continuation or worsening of these conditions could materially and adversely impact our future business, operations, financial condition and results of operations. Of our total consolidated revenues for the nine-month period ended December 31, 2000, we generated approximately 2% from our operations in Indonesia, 12% from our operations in West Africa, 8% from our operations in Asia excluding Indonesia and 7% from our operations in Brazil.

OUR OFFSHORE OILFIELD OPERATIONS INVOLVE A VARIETY OF OPERATING HAZARDS AND RISKS THAT COULD CAUSE LOSSES.

      Our operations are subject to the hazards inherent in the offshore oilfield business. These include blowouts, explosions, fires, collisions, capsizings and severe weather conditions. These hazards could result in personal injury and loss of life, severe damage to or destruction of property and equipment, pollution or environmental damage and suspension of operations. We may incur substantial liabilities or losses as a result of these hazards. While we maintain insurance protection against some of these risks, and seek to obtain indemnity agreements from our customers requiring the customers to hold us harmless from some of these risks, our insurance and contractual indemnity protection may not be sufficient or effective to protect us under all circumstances or against all risks. The occurrence of a significant event not fully insured or indemnified against or the failure of a customer to meet its indemnification obligations to us could materially and adversely affect our results of operations and financial condition.

LAWS AND GOVERNMENTAL REGULATIONS MAY ADD TO OUR COSTS OR ADVERSELY AFFECT OUR OPERATIONS.

      Our business is affected by changes in public policy and by federal, state, local and foreign laws and regulations relating to the energy industry. Oil and gas exploration and production operations are affected by tax, environmental and other laws relating to the petroleum industry, by changes in those laws and changes in related administrative regulations. It is also possible that these laws and regulations may in the future add significantly to our operating costs or those of our customers or otherwise directly or indirectly affect our operations.

ENVIRONMENTAL LAWS AND REGULATIONS CAN INCREASE OUR COSTS, AND OUR FAILURE TO COMPLY WITH THOSE LAWS AND REGULATIONS CAN EXPOSE US TO SIGNIFICANT LIABILITIES.

      Risks of substantial costs and liabilities related to environmental compliance issues are inherent in our operations. Our operations are subject to extensive federal, state, local and foreign laws and regulations relating to the generation, storage, handling, emission, transportation and discharge of materials into the environment. Permits are required for the operation of various facilities, and those permits are subject to revocation, modification and renewal. Governmental authorities have the power to enforce compliance with their regulations, and violations are subject to fines, injunctions or both. In some cases, those governmental requirements can impose liability for the entire cost of cleanup on any responsible party without regard to negligence or fault and impose liability on us for the conduct of or conditions others have caused, or for our acts that complied with all applicable requirements when we performed them. It is possible that other developments, such as stricter environmental laws and regulations, and claims for damages to property or persons resulting from our operations, would result in substantial costs and liabilities. Our insurance policies and the contractual indemnity protection we seek to obtain from our customers may not be sufficient or effective to protect us under all circumstances or against all risks involving compliance with environmental laws and regulations.

EMPLOYEES

As of December 31, 2000, we had approximately 3,000 employees. Our workforce varies seasonally and peaks during the summer months. Approximately 9% of our employees are represented by unions. We consider our relations with our employees to be satisfactory.

Financial Information about Geographic Areas

For financial information about our geographic areas of operation, please see the table in Note 6 of the Notes to Consolidated Financial Statements in this report, which presents revenues and assets attributable to each of our geographic areas for the nine-month period ended December 31, 2000 and for the fiscal years ended March 31, 2000 and 1999.

ITEM 2. PROPERTIES.

See Item 1 -- "Business -- Description of Business -- Offshore Oil and Gas" and "Business -- Description of Business -- Advanced Technologies" for a description of equipment and manufacturing facilities used in providing our services and products.

      We maintain office, shop and yard facilities in various parts of the world to support our operations. We consider these facilities, which we describe below, to be suitable for their intended use. In these locations, we typically lease or own office facilities for our administrative and engineering staff, shops equipped for fabrication, testing, repair and maintenance activities and warehouses and yard areas for storage and mobilization of equipment to work sites. All sites are available to support any of our business segments as the need arises. The groupings which follow associate our significant offices with the primary business segment they serve.

OFFSHORE OIL AND GAS. In general, our ROV and Other Services segments share facilities. The largest location is in Morgan City, Louisiana and consists of ROV manufacturing and training facilities, open and covered storage space and offices. The Morgan City facilities primarily support operations in the United States. The regional support offices for our North Sea and Southeast Asia operations are located in Aberdeen, Scotland and Singapore, respectively. We also have operational bases in various other locations, the most significant of which are in Norway, Australia, Indonesia and Nigeria.

      We use workshop and office space in Houston, Texas in both our Mobile Offshore Production Systems and Subsea Products business segments. Our manufacturing facilities for our Subsea Products segment are located in or near Houston, Texas, Edinburgh, Scotland and Rio de Janeiro, Brazil. Each of these manufacturing facilities is suitable for its intended purpose and has sufficient excess capacity to respond to increases in demand for our subsea products that may be reasonably anticipated in the foreseeable future. Operations of the mobile offshore production unit Ocean Producer are supported through our regional office in Aberdeen. Operations of the San Jacinto and the Ocean Legend are supported from our office in Perth, Australia, which we opened in fiscal 2000.

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

ITEM 3. LEGAL PROCEEDINGS.

In the ordinary course of business, we are subject to actions for damages alleging personal injury under the general maritime laws of the United States, including the Jones Act, for alleged negligence. We report actions for personal injury to our insurance carriers and believe that the settlement or disposition of those suits will not have a material effect on our financial position or results of operations. For additional information, see "Commitments and Contingencies -- Litigation" in Note 5 of the Notes to Consolidated Financial Statements included in this report.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to a vote of our security holders, through the solicitation of proxies or otherwise, during the last three months of the nine-month period ended December 31, 2000.

EXECUTIVE  OFFICERS  OF  THE  REGISTRANT.

EXECUTIVE OFFICERS. The following information relates to our executive officers as of March 1, 2001:

NAME                           AGE      POSITION                                 OFFICER SINCE    EMPLOYEE SINCE
----------------------------------------------------------------------------------------------------------------
John R. Huff                   54       Chairman of the Board and                    1986               1986
                                        Chief Executive Officer

T. Jay Collins                 54       President and                                1993               1993
                                        Chief Operating Officer

Marvin J. Migura               50       Senior Vice President and                    1995               1995
                                        Chief Financial Officer

Bruce L. Crager                48       Senior Vice President                        1988               1988

M. Kevin McEvoy                50       Senior Vice President                        1990               1979

George R. Haubenreich, Jr.     53       Senior Vice President, General               1988               1988
                                        Counsel and Secretary

John L. Zachary                47       Controller and Chief                         1998               1988
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

BUSINESS EXPERIENCE. John R. Huff, Chairman and Chief Executive Officer, joined Oceaneering as a director, President and Chief Executive Officer in 1986. He was elected Chairman of the Board in August 1990. He is a director of BJ Services Company, Suncor Energy Inc. and Triton Energy Limited.

T. Jay Collins, President and Chief Operating Officer, joined Oceaneering in October 1993 as Senior Vice President and Chief Financial Officer. In May 1995, he was appointed Executive Vice President -- Oilfield Marine Services and held that position until attaining his present position in November 1998. He is a director of Friede Goldman Halter, Inc.

Marvin J. Migura, Senior Vice President and Chief Financial Officer, joined Oceaneering in May 1995. From 1975 to 1994 he held various financial positions with Zapata Corporation, then a diversified energy services company, most recently as Senior Vice President and Chief Financial Officer from 1987 to 1994.

Bruce L. Crager, Senior Vice President, joined Oceaneering in 1988 as Vice President -- Offshore Production Systems. Since 1994, he also has had responsibility for various subsea product groups. He was appointed Senior Vice President -- Production Systems in May 1997.

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

      In addition, various statements this report contains, including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, are forward-looking statements. Those forward-looking statements appear in Item 1 -- "Business," Item 2 -- "Properties" and Item 3 -- "Legal Proceedings" in Part I of this report and in
Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations," Item 7A -- "Quantitative and Qualitative Disclosures About Market Risk" and in the Notes to Consolidated Financial Statements incorporated into Item 8 of Part II of this report and elsewhere in this report. These forward-looking statements speak only as of the date of this report, we disclaim any obligation to update these statements, and we caution you not to rely unduly on them. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks, contingencies and uncertainties relate to, among other matters, the following:

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

                                     PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS.

Oceaneering's common stock is listed on the New York Stock Exchange under the symbol OII. The following table sets out, for the periods indicated, the high and low sales prices for our common stock as reported on the New York Stock Exchange (consolidated transaction reporting system):

                                   Nine-month Period Ended
                                     December 31, 2000                              Fiscal 2000
                                 ----------------------------               -------------------------
                                   High                Low                    High             Low
                                 --------          ----------               ----------      ---------
For the quarter ended:
           June 30                 $21 1/2          $15 1/4                 $18 1/8         $13 3/16
           September 30             19 15/16         13 9/16                 23 5/8          16
           December 31              20 3/8           13 1/4                  18              12 1/8
           March 31                 N/A              N/A                     20 9/16         13 9/16

On March 19, 2001, there were 495 holders of record of our common stock. On that date, the closing sales price, as quoted on the New York Stock Exchange, was $21.51. We have not made any common stock dividend payments since 1977 and we currently have no plans to pay cash dividends. Our credit agreements contain restrictions on the payment of dividends. See Note 3 of Notes to Consolidated Financial Statements included in this report.

ITEM 6.  SELECTED FINANCIAL DATA.

Results of Operations:

                                                      Nine-month                Fiscal Years Ended March 31,
                                                     Period Ended    --------------------------------------------------
 (in thousands, except per share amounts)            Dec. 31, 2000      2000           1999          1998        1997
-----------------------------------------------------------------------------------------------------------------------
Revenues                                              $307,730        $416,820      $400,322     $358,121     $368,773
Cost of services and products (1)                      254,659         345,178       314,638      282,830      290,801
                                                     ---------       ---------     ---------    ---------    ---------
Gross margin                                            53,071          71,642        85,684       75,291       77,972
Selling, general and administrative expenses            30,860          39,343        41,328       39,009       36,363
                                                     ---------      ----------     ---------    ---------    ---------
Income from operations                                $ 22,211       $  32,299     $  44,356    $  36,282    $  41,609
                                                     =========       =========     =========    =========    =========
Net income                                            $ 11,313       $  16,784     $  25,707    $  22,001    $  19,445
Diluted earnings per share                                0.49            0.73          1.12         0.93         0.81
Depreciation and amortization (2)                       30,664          33,948        29,961       23,176       32,687
Capital expenditures                                   101,641          80,758       102,014       94,413       79,599


Other Financial Data:

                                                                                      As of March 31,
                                                        As of        --------------------------------------------------
(in thousands, except ratios)                       Dec. 31, 2000         2000         1999        1998          1997
-----------------------------------------------------------------------------------------------------------------------
Working capital ratio                                     1.54            1.55          1.47         1.52         1.55
Working capital                                      $  50,323       $  52,775     $  41,398    $  44,890    $  52,962
Total assets                                           512,684         450,976       387,343      316,543      268,255
Long-term debt                                         180,000         128,000       100,312       54,626           --
Total debt                                             180,073         128,312       100,618       54,919           --
Shareholders' equity                                   206,894         195,700       179,439      160,322      156,334

(1) Fiscal 1997 includes a $25,047 gain on the disposition of a floating production, storage and offloading unit, a $7,980 impairment adjustment and a $7,980 provision for special drydocking.

(2) Fiscal 1997 includes a $7,980 impairment adjustment.

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

Liquidity and Capital Resources

We consider our liquidity and capital resources adequate to support our operations and internally generated growth initiatives. At December 31, 2000, we had working capital of $50 million. Additionally, we had $50 million available under committed credit facilities.

      We expect operating cash flow to meet our ongoing annual cash requirements, including debt service. Net cash provided by operating activities was $41 million for the nine-month period ended December 31, 2000, $38 million for the nine-month period ended December 31, 1999, $53 million for fiscal 2000 and $59 million for fiscal 1999.

      Working capital was $50 million at December 31, 2000 compared to $53 million at the end of fiscal 2000 and $41 million at the end of fiscal 1999.

      Capital expenditures for the nine-month period ended December 31, 2000 and for the fiscal years ended March 31, 2000 and 1999 were $102 million, $81 million and $102 million, respectively. Capital expenditures during the nine-month period ended December 31, 2000 consisted of expenditures for the conversion of a jackup drilling rig to a mobile offshore production unit, the Ocean Legend, for initial use offshore Western Australia under a three-year contract, ROV additions and construction costs to complete our second multiservice vessel. Capital expenditures in fiscal 2000 consisted of construction costs for the second multiservice vessel, additions to our ROV fleet and the start of the conversion of the Ocean Legend. Capital expenditures in fiscal 1999 consisted of additions to our ROV fleet, construction costs for two multiservice vessels, one of which was placed in service prior to March 31, 1999, a new umbilical plant in Brazil and the relocation and upgrading of our umbilical plant in Scotland.

      Commitments for capital expenditures at December 31, 2000 were approximately $5 million for completion of the conversion of the Ocean Legend.

      In April 1997, we approved a plan to purchase up to a maximum of 3 million shares of our common stock, and 2.9 million shares were purchased under this plan through December 31, 2000, at a total cost of $40 million. We did not repurchase any shares of common stock during the nine-month period ended December 31, 2000.

      At December 31, 2000, we had long-term debt of $180 million and a 47% debt-to-total capitalization ratio. In September 1998, we issued $100 million of 6.72% Senior Notes to be repaid from 2006 through 2010. We used the proceeds from the sale of those notes to repay the then outstanding indebtedness under our prior revolving credit facility, which had been incurred in the funding of capital expenditures and repurchases of common stock. In October 1998, we replaced that revolving credit agreement with a new five-year, $80 million revolving credit facility, under which we had $65 million in outstanding borrowings and $15 million available for future borrowings at December 31, 2000. In March 2000, we added a $50 million term loan facility, which is available for drawing until March 30, 2001 and is to be repaid through April 2004. At December 31, 2000, we had $15 million in outstanding borrowings and $35 million available for future borrowings under the term loan facility.

      Because of our significant foreign operations, we are exposed to currency fluctuations and exchange risks. We generally minimize these risks primarily through matching, to the extent possible, revenues and expenses in the various currencies in which we operate. Cumulative translation adjustments as of December 31, 2000 relate primarily to our permanent investments in and loans to our foreign subsidiaries. Inflation has not had a material effect on us in the past two years and no such effect is expected in the near future.

      See Item 1 -- "Business -- Description of Business -- Risks and
Insurance".

Results of Operations

      The table below sets out revenues and profitability for the nine-month periods ended December 31, 2000 and 1999 and the fiscal years ended March 31, 2000 and 1999.

                                                           Nine-Month Period                     Fiscal Year
                                                           Ended December 31,                   Ended March 31,
                                                        ------------------------           -------------------------
           (dollars in thousands)                       2000             1999               2000            1999
      --------------------------------------------------------------------------------------------------------------
                                                                     (unaudited)
      Revenues                                          $307,730       $305,777            $416,820      $400,322
      Gross Margins                                       53,071         54,165              71,642        85,684
      Gross Margin %                                          17%            18%                 17%           21%
      Net Income                                          11,313         13,145              16,784        25,707


      Information on our business segments is shown in Note 6 of the Notes to Consolidated Financial Statements included in this report.

The table below sets out revenues and profitability for our Offshore Oil and Gas business for the nine-month periods ended December 31, 2000 and 1999 and the fiscal years ended March 31, 2000 and 1999.

                                                 Nine-Month Period               Fiscal Year
                                                 Ended December 31,             Ended March 31,
                                            --------------------------     ---------------------------
(dollars in thousands)                         2000             1999           2000            1999
------------------------------------------------------------------------------------------------------
                                                                                    (unaudited)
Offshore Oil and Gas
     Remotely Operated Vehicles
         Revenues                           $  78,953       $  72,585      $  94,617       $ 100,854
         Gross Margin                          19,879          16,806         22,832          25,657
         Gross Margin %                            25%             23%            24%             25%
         Operating Income                      12,316           9,855         14,064          16,722
         Operating Income %                        16%             14%            15%             17%

     Subsea Products
         Revenues                              65,771          43,350         69,744          72,919
         Gross Margin                           7,647           5,690          8,784          14,192
         Gross Margin %                            12%             13%            13%             19%
         Operating Income                       1,225             390          1,499           6,389
         Operating Income %                         2%              1%             2%              9%

     Mobile Offshore Production Systems
         Revenues                              15,788          18,118         23,983          31,559
         Gross Margin                           5,774           6,048          8,236          10,930
         Gross Margin %                            37%             33%            34%             35%
         Operating Income                       4,271           5,597          7,629           9,478
         Operating Income %                        27%             31%            32%             30%

     Other Services
         Revenues                              65,206          77,420        105,505          95,748
         Gross Margin                           7,732          11,231         11,391          19,256
         Gross Margin %                            12%             15%            11%             20%
         Operating Income (Loss)                 (636)            863         (3,169)          3,308
         Operating Income (Loss) %                 (1)%             1%            (3)%             3%

 Total Offshore Oil and Gas
         Revenues                           $ 225,718       $ 211,473      $ 293,849       $ 301,080
         Gross Margin                          41,032          39,775         51,243          70,035
         Gross Margin %                            18%             19%            17%             23%
         Operating Income                      17,176          16,705         20,023          35,897
         Operating Income %                         8%              8%             7%             12%

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

      In the past few years, we have sold or exchanged our foreign diving-related assets to concentrate on our other deepwater services and products which have potential for higher margins:

      - In April 1997, we sold our North Sea diving assets, including a diving support vessel;

      - In fiscal 2000, we sold our West Africa diving and related vessel assets;

      - In September 2000, we exchanged our Asia, Australia and Middle East diving assets, including a diving support vessel, for 11 ROVs.

In the nine-month period ended December 31, 2000, ROV revenues were 9% higher than the comparable nine-month period of the prior year. Gross margin percentage rose 2%. These increases were the result of more ROVs available for service and an increase in ROV utilization from 63% to 67%. In fiscal 2000, ROV revenues declined 6% from fiscal 1999 despite our additions to the ROV fleet. Utilization declined from 82% to 62%. Both of our major oilfield ROV markets, drill support and construction support, were adversely affected as oil and gas companies had lower capital spending levels than those in the prior year. We anticipate ROV utilization and margins to increase in 2001 from increased demand as more floating deepwater drilling rigs return to service and from a rise in offshore construction-related activities.

      Subsea Products revenues were 52% higher for the nine-month period ended December 31, 2000 than those of the comparable period of the prior year. This increase was primarily due to (1) increased demand in Brazil and the U.S., as oil and gas companies proceeded with offshore capital projects which had been delayed, and (2) a large steel tube umbilical order in the U.K. While total gross margin was $2.0 million higher, margin percentages were relatively flat, as increased profitability in Brazil and the U.S. was offset by the large steel tube umbilical order in our U.K. plant, which earned a low margin. Subsea Products revenues were down 4% in fiscal 2000 from fiscal 1999, despite the addition of an umbilical plant in Brazil and the opening of our upgraded facility in Scotland. Umbilical sales and margins were adversely affected by low market demand, as oil and gas companies had lower capital spending levels than those in the prior years, particularly in Brazil. We anticipate improved Subsea Product results in 2001 from increased subsea completion activity.

      Mobile Offshore Production Systems revenues were down 13% for the nine-month period ended December 31, 2000 from the comparable period of the prior year, as production-based revenues from the Ocean Producer were lower due to declining production levels and we had lower project management and engineering service revenues from lower demand. As of April 2001, the Ocean Producer unit is on a day-to-day contract. We have a letter of intent to contract the unit for a period of seven years to produce from another property in the area. Gross margin percentage was higher due to $4.3 million of gains on the sales of two out-of-service semisubmersible rigs. In addition, we wrote down the carrying value of our out-of-service tanker, the OCEAN VENTURE, by $2.5 million as our assessment of the market it was targeted for, conversion into production service, had changed. This tanker is not of the size prevalently in demand in the current market and there have been few opportunities to bid the vessel. Therefore, we wrote this vessel down to its estimated market value. Mobile Offshore Production Systems fiscal 2000 revenues were 24% lower than fiscal 1999, as we completed a major modification project for the Zafiro Producer during the year. In addition, production-based revenues from the Ocean Producer were lower due to declining production levels. We anticipate improved Mobile Offshore Production Systems results in 2001 with the commencement of Ocean Legend operations.

      Other Services revenues were 16% lower in the nine-month period ended December 31, 2000 than the comparable period of the prior year. The lower revenues reflect our dispositions of (1) our West Africa diving operations in fiscal 2000 and (2) our Asia, Australia and Middle East diving operations in September 2000, along with more competitive conditions resulting from lower capital expenditures by our oilfield customers. Gross margins were lower due to lower vessel utilization and related services in the Gulf of Mexico. Other Services revenues were up 10% in fiscal 2000 from fiscal 1999, primarily due to a full year of operations from the multiservice vessel Ocean Intervention. However, margins reflected very competitive market conditions resulting from reduced oilfield capital spending. The net operating loss was attributed to two large fixed-price jobs in India. We anticipate improved Other Services results in 2001 from higher demand for our oilfield services in general, including our multiservice vessels.

ADVANCED TECHNOLOGIES. The table below sets out revenues and profitability for this segment for the nine-month periods ended December 31, 2000 and 1999 and the fiscal years ended March 31, 2000 and 1999.

                                         Nine-Month Period             Fiscal Year
                                         Ended December 31,           Ended March 31,
                                       ----------------------      -----------------------
              (dollars in thousands)    2000           1999          2000          1999
              ----------------------------------------------------------------------------
                                                   (unaudited)
                Revenues               $ 82,012      $ 94,304      $122,971      $ 99,242
                Gross Margin             12,039        14,390        20,399        15,649
                Gross Margin %               15%           15%           17%           16%
                Operating Income          5,035         8,346        12,276         8,459
                Operating Income %            6%            9%           10%            9%

      Advanced Technologies revenues were 13% lower in the nine-month period ended December 31, 2000 than the comparable period of the prior year as the prior period included a large outfall job in Southeast Asia, which was performed using resources associated with our Other Services segment. These resources were part of those we exchanged in September 2000 for ROVs. Margins were lower as the December 2000 period included provisions totaling $1.8 million relating to operations of a division we no longer own. Advanced Technologies revenues in fiscal 2000 were 24% higher than in fiscal 1999 due to increased work levels for the Navy, the outfall job in Southeast Asia and more search and recovery work. Margin percentages were relatively unchanged. We anticipate similar results from Advanced Technologies in the next year, contingent upon the level of government funding for NASA and U.S. Navy programs in which we currently participate or are pursuing.

OTHER. Interest expense increased over the three year period as a result of our increased borrowings to fund capital expenditures and repurchases of common stock. Interest expense is net of capitalized interest of $3.0 million for the nine- month period ended December 31, 2000, $1.8 million for fiscal 2000 and $2.5 million for fiscal 1999.

      Our effective tax rate, determined after consideration of valuation allowances and foreign, state and local taxes, was 36%, 36% and 38% for the nine-month period ended December 31, 2000 and for fiscal 2000 and fiscal 1999, respectively.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable.

                                    PART III



ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information with respect to the directors and nominees for election to our Board of Directors is incorporated by reference from the section "Election of Directors" in our definitive proxy statement to be filed on or before April 30, 2001, relating to our 2001 Annual Meeting of Shareholders.

The information with respect to our executive officers is provided under the heading "Executive Officers of the Registrant" following Item 4 of Part I of this report. There are no family relationships between any director or executive officer.

ITEM 11.  EXECUTIVE COMPENSATION.

The information required by Item 11 is incorporated by reference from the section "Executive Compensation" in the proxy statement described in Item 10 above.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by Item 12 is incorporated by reference from the section "Election of Directors -- Security Ownership of Management and Certain Beneficial Owners" in the proxy statement described in Item 10 above.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by Item 13 is incorporated by reference from the section "Certain Relationships and Related Transactions" in the proxy statement described in Item 10 above.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.


      (a)     Documents filed as part of this report.

              1.     Financial Statements.
                     (i)      Report of Independent Public Accountants
                     (ii)     Consolidated Balance Sheets
                     (iii)    Consolidated Statements of Income
                     (iv)     Consolidated Statements of Cash Flows
                     (v) Consolidated Statements of Shareholders' Equity and Comprehensive Income
                     (vi)     Notes to Consolidated Financial Statements

              2.     Exhibits:

                                                                       Registration
                                                                       or File          Form or      Report        Exhibit
                                                                       Number           Report       Date          Number
-------------------------------------------------------------------------------------------------------------------------
   3.01   Restated Certificate of Incorporation
   3.02   Amended and Restated By-Laws
  *4.01   Specimen of Common Stock Certificate                         1-10945          10-K         March 1993    4(a)
  *4.02   Shareholder Rights Agreement dated November 20, 1992         1-10945          8-K          Nov. 1992     1
  *4.03   Note Purchase Agreement dated as of September 8, 1998
          relating to $100,000,000 6.72% Senior Notes due
          September 8, 2010                                            1-10945          10-Q         Sept. 1998    4.01


  *4.04   Loan Agreement ($80,000,000 Revolving Credit Facility)
          dated as of October 23, 1998                                 1-10945          10-Q         Sept. 1998    4.02
  *4.05   Loan Agreement ($50,000,000 Term Loan) dated as of           1-10945          10-K/A       March 2000    4.05
          March 30, 2000

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
 *10.06+  Senior Executive Severance Plan, as amended                  0-8418           10-K         March 1989    10(k)
 *10.07+  Supplemental Senior Executive Severance Agreements,
          as amended                                                   0-8418           10-K         March 1989    10(l)
 *10.08+  1999 Incentive Plan                                          1-10945          10-K         March 2000    10.08
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
 *10.19+  1998 Bonus Restricted Stock Award Agreements                 1-10945          10-K         March 1999    10.20
 *10.20+  1999 Bonus Restricted Stock Award Agreements                 1-10945          10-K/A       March 2000    10.20
 *10.21+  Non-Executive Incentive Plan                                 333-50400        S-8          Nov. 2000     4.6
  21      Subsidiaries of the Registrant
  23      Consent of Independent Public Accountants
  24      Powers of Attorney


   * Indicates exhibit previously filed with the Securities and Exchange Commission as indicated and incorporated herein by reference.

   +  Indicates management contract or compensatory plan or arrangement.

(b)   Reports on Form 8-K.

      The registrant filed no reports on Form 8-K during the last quarter of the period covered by this report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       OCEANEERING INTERNATIONAL, INC.



Date: March 28, 2001                   By: /s/  JOHN R. HUFF
                                          -------------------------------------
                                          John R. Huff
                                          Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature                                      Title                                           Date
      ---------                                      -----                                           ----

/s/ JOHN R. HUFF                                     Principal Executive Officer,                   March 28, 2001
------------------------------------                 Director
John R. Huff


/s/ MARVIN J. MIGURA                                 Senior Vice President,                         March 28, 2001
------------------------------------                 Principal Financial Officer
Marvin J. Migura


/s/  JOHN L. ZACHARY                                 Controller, Principal                          March 28, 2001
------------------------------------                 Accounting Officer
John L. Zachary


/s/ CHARLES B. EVANS*                                Director
------------------------------------
Charles B. Evans

/s/ DAVID S. HOOKER*                                 Director
------------------------------------
David S. Hooker

/s/ D. MICHAEL HUGHES*                               Director
------------------------------------
D. Michael Hughes

/s/ HARRIS J. PAPPAS*                                Director
------------------------------------
Harris J. Pappas


*By:  /s/ GEORGE R. HAUBENREICH, JR.                                                                March 28, 2001
     -------------------------------
      George R. Haubenreich, Jr.
      Attorney-in-Fact

                 OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES


INDEX TO FINANCIAL STATEMENTS AND SCHEDULES


Index to Financial Statements

Report of Independent Public Accountants

Consolidated Balance Sheets

Consolidated Statements of Income

Consolidated Statements of Cash Flows

Consolidated Statements of Shareholders' Equity and Comprehensive Income

Notes to Consolidated Financial Statements

Selected Quarterly Financial Data (unaudited)


Index to Schedules

All schedules for which provision is made in the applicable regulations of the Securities and Exchange Commission have been omitted because they are not required under the relevant instructions or because the required information is included in the financial statements included herein or in the related footnotes thereto.



REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Oceaneering International, Inc.:

We have audited the accompanying consolidated balance sheets of Oceaneering International, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2000 and March 31, 2000 and the related consolidated statements of income, cash flows and shareholders' equity and comprehensive income for the nine-month period ended December 31, 2000 and for each of the two years in the period ended March 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Oceaneering International, Inc. and subsidiaries as of December 31, 2000 and March 31, 2000 and the results of their operations and their cash flows for the nine-month period ended December 31, 2000 and each of the two years in the period ended March 31, 2000, in conformity with accounting principles generally accepted in the United States.


ARTHUR ANDERSEN LLP



Houston, Texas
February 14, 2001

                 OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES


CONSOLIDATED BALANCE SHEETS


(in thousands, except share data)                                          DECEMBER 31, 2000     March 31, 2000
---------------------------------------------------------------------------------------------------------------

ASSETS
CURRENT ASSETS:
      Cash and cash equivalents                                               $    9,911            $   11,001
      Accounts receivable, net of allowances for doubtful accounts
          of $510 and $500                                                       107,417               118,572
      Prepaid expenses and other                                                  27,019                18,990
                                                                              ----------            ----------
          Total current assets                                                   144,347               148,563
                                                                              ----------            ----------

PROPERTY AND EQUIPMENT, AT COST:
      Marine services equipment                                                  313,853               311,639
      Mobile offshore production equipment, including construction
          in progress of $83,321 and $21,054                                     124,785                68,646
      Manufacturing facilities                                                    41,024                37,858
      Other                                                                       43,723                43,142
                                                                              ----------            ----------
                                                                                 523,385               461,285
      Less accumulated depreciation                                              187,025               184,918
                                                                              ----------            ----------
          Net property and equipment                                             336,360               276,367
                                                                              ----------            ----------

OTHER ASSETS:
      Goodwill, net of accumulated amortization of $7,526 and $6,612              11,493                11,611
      Other                                                                       20,484                14,435
                                                                              ----------            ----------
TOTAL ASSETS                                                                  $  512,684            $  450,976
                                                                              ==========            ==========


LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
      Accounts payable                                                        $   25,076            $   34,593
      Accrued liabilities                                                         60,139                53,645
      Income taxes payable                                                         8,736                 7,238
      Current portion of long-term debt                                               73                   312
                                                                              ----------            ----------
          Total current liabilities                                               94,024                95,788
                                                                              ----------            ----------

LONG-TERM DEBT, NET OF CURRENT PORTION                                           180,000               128,000
                                                                              ----------            ----------

OTHER LONG-TERM LIABILITIES                                                       31,766                31,488
                                                                              ----------            ----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
      Common Stock, par value $0.25 per share; 90,000,000 shares
           authorized; 24,017,046 shares issued                                    6,004                 6,004
      Additional paid-in capital                                                  78,945                77,972
      Treasury stock; 979,285 and 1,197,705 shares at cost                      (13,123)              (16,050)
      Retained earnings                                                          151,806               140,493
      Cumulative translation adjustments                                        (16,738)              (12,719)
                                                                              ----------            ---------
          Total shareholders' equity                                             206,894               195,700
                                                                              ----------            ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                    $  512,684            $  450,976
                                                                              ==========            ==========



The accompanying Notes are an integral part of these Consolidated Financial Statements.

                 OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES


CONSOLIDATED STATEMENTS OF INCOME


                                                                      Nine-Month                    Fiscal Year
                                                                     Period Ended                      Ended
                                                                     December 31,                    March 31,
                                                                ----------------------       --------------------------
(in thousands, except per share data)                              2000         1999             2000          1999
-----------------------------------------------------------------------------------------------------------------------
                                                                             (unaudited)
REVENUES                                                        $  307,730  $  305,777       $  416,820    $  400,322

COST OF SERVICES AND PRODUCTS                                      254,659     251,612          345,178       314,638

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                        30,860      29,114           39,343        41,328
                                                                ----------  ----------       ----------    ----------

         INCOME FROM OPERATIONS                                     22,211      25,051           32,299        44,356

INTEREST INCOME                                                        386         422              533           846

INTEREST EXPENSE, NET                                               (5,629)     (4,461)          (5,936)       (3,425)

OTHER INCOME (EXPENSE), NET                                            122          (1)            (330)         (447)

MINORITY INTERESTS                                                     586        (472)            (341)          163
                                                                ----------  ----------       ----------    ----------

         INCOME BEFORE INCOME TAXES                                 17,676      20,539           26,225        41,493

PROVISION FOR INCOME TAXES                                          (6,363)     (7,394)          (9,441)      (15,786)
                                                                ----------  ----------       ----------    ----------

NET INCOME                                                      $   11,313  $   13,145       $   16,784    $   25,707
                                                                ==========  ==========       ==========    ==========

BASIC EARNINGS PER SHARE                                        $     0.49  $     0.58       $     0.74    $     1.13
DILUTED EARNINGS PER SHARE                                      $     0.49  $     0.57       $     0.73    $     1.12

WEIGHTED AVERAGE NUMBER OF COMMON SHARES                            22,935      22,752           22,757        22,708
INCREMENTAL SHARES FROM STOCK OPTIONS                                  291         271              279           180
WEIGHTED AVERAGE NUMBER OF COMMON SHARES AND EQUIVALENTS            23,226      23,023           23,036        22,888



The accompanying Notes are an integral part of these Consolidated Financial Statements.

                 OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES


CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                       Nine-Month                   Fiscal Year
                                                                      Period Ended                    Ended
                                                                      December 31,                   March 31,
                                                                 ---------------------         ----------------------
(in thousands)                                                   2000           1999             2000         1999
---------------------------------------------------------------------------------------------------------------------
                                                                            (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

       Net income                                             $   11,313    $   13,145        $  16,784    $   25,707
                                                              ----------    ----------        ---------    ----------
       Adjustments to reconcile net income to net
           cash provided by operating activities:
       Depreciation and amortization                              30,664        24,864           33,948        29,961
       Currency translation adjustments and other                    (46)        2,256            1,582        (3,067)
       Decrease (increase) in accounts receivable, net            11,155        (6,652)         (14,734)       11,085
       Increase in prepaid expenses and other current assets      (8,029)       (3,968)          (2,131)       (9,782)
       Increase in other assets                                   (3,036)         (946)          (2,922)         (571)
       Increase (decrease) in accounts payable                    (9,517)           16           11,112        (2,590)
       Increase (decrease) in accrued liabilities                  6,494         7,648             (962)        3,223
       Increase (decrease) in income taxes payable                 1,595          (436)          (2,801)          849
       Increase in other long-term liabilities                       278         2,280           13,192         4,505
                                                              ----------    ----------        ---------    ----------

       Total adjustments to net income                            29,558        25,062           36,284        33,613
                                                              ----------    ----------        ---------    ----------

NET CASH PROVIDED BY OPERATING ACTIVITIES                         40,871        38,207           53,068        59,320
                                                              ----------    ----------        ---------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchases of property and equipment                      (101,641)      (43,737)         (80,758)     (102,014)
       Dispositions of property and equipment                      8,122            --            5,309         2,207
       Decrease (increase) in other assets                        (2,884)          593             (593)        1,058
                                                              ----------    ----------        ---------    ----------

NET CASH USED IN INVESTING ACTIVITIES                            (96,403)      (43,144)         (76,042)      (98,749)
                                                              ----------    ----------        ---------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from long-term borrowings, net of costs               --            --               --        98,537
       Net proceeds (payments) on revolving credit
            and other long-term debt                              51,748         9,772           27,419       (54,301)
       Proceeds from issuance of common stock                      2,694         5,205            6,246         3,026
       Purchases of treasury stock                                    --        (7,303)          (8,057)       (8,530)
                                                              ----------    ----------        ---------    ----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                         54,442         7,674           25,608        38,732
                                                              ----------    ----------        ---------    ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              (1,090)        2,737            2,634          (697)

CASH AND CASH EQUIVALENTS -- BEGINNING OF PERIOD                  11,001         8,367            8,367         9,064
                                                              ----------    ----------        ---------    ----------

CASH AND CASH EQUIVALENTS -- END OF PERIOD                    $    9,911    $   11,104        $  11,001    $    8,367
                                                              ==========    ==========        =========    ==========




The accompanying Notes are an integral part of these Consolidated Financial Statements.

                 OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES


CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME

                                  Common Stock Issued      Additional                                   Cumulative
                                 ---------------------      Paid-in        Treasury       Retained      Translation
(in thousands)                   Shares         Amount      Capital          Stock         Earnings     Adjustments      Total
--------------------------------------------------------------------------------------------------------------------------------
BALANCE, MARCH 31, 1998            24,017     $   6,004     $  81,442      $ (17,634)     $  98,002     $  (7,492)     $ 160,322

Comprehensive Income:
    Net Income                       --            --            --             --           25,707          --           25,707
    Translation adjustments          --            --            --             --             --          (2,400)        (2,400)
                                ---------     ---------     ---------      ---------      ---------     ---------      ---------
Total Comprehensive Income           --            --            --             --           25,707        (2,400)        23,307
Restricted stock issued              --            --            (289)           289           --            --             --
Stock options exercised              --            --             (42)           250           --            --              208
Restricted stock plan
    compensation expense             --            --           1,310           --             --            --            1,310
Treasury stock purchases             --            --            --           (8,530)          --            --           (8,530)
Treasury stock issued
    to company benefit
    plan, at average cost            --            --            --            2,822           --            --            2,822
                                ---------     ---------     ---------      ---------      ---------     ---------      ---------

BALANCE, MARCH 31, 1999            24,017         6,004        82,421        (22,803)       123,709        (9,892)       179,439

Comprehensive Income:
    Net Income                       --            --            --             --           16,784          --           16,784
    Translation adjustments          --            --            --             --             --          (2,827)        (2,827)
                                ---------     ---------     ---------      ---------      ---------     ---------      ---------
Total Comprehensive Income           --            --            --             --           16,784        (2,827)        13,957
Restricted stock issued              --            --          (8,165)         8,165           --            --             --
Stock options exercised              --            --             461          4,233           --            --            4,694
Restricted stock plan
    compensation expense             --            --           3,255           --             --            --            3,255
Treasury stock purchases             --            --            --           (8,057)          --            --           (8,057)
Treasury stock issued
    to company benefit
    plan, at average cost            --            --            --            2,412           --            --            2,412
                                ---------     ---------     ---------      ---------      ---------     ---------      ---------

BALANCE, MARCH 31, 2000            24,017         6,004        77,972        (16,050)       140,493       (12,719)       195,700

Comprehensive Income:
    Net Income                       --            --            --             --           11,313          --           11,313
    Translation adjustments          --            --            --             --             --          (4,019)        (4,019)
                                ---------     ---------     ---------      ---------      ---------     ---------      ---------
Total Comprehensive Income           --            --            --             --           11,313        (4,019)         7,294
Restricted stock issued              --            --            (175)           175           --            --             --
Stock options exercised              --            --              39            880           --            --              919
Restricted stock plan
    compensation expense             --            --           1,109           --             --            --            1,109
Treasury stock issued
    to company benefit
    plan, at average cost            --            --            --            1,872           --            --            1,872
                                ---------     ---------     ---------      ---------      ---------     ---------      ---------

BALANCE, DECEMBER 31, 2000         24,017     $   6,004     $  78,945      $ (13,123)     $ 151,806     $ (16,738)     $ 206,894
                                =========     =========     =========      =========      =========     =========      =========


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

Effective November 1, 2000, Oceaneering's Board of Directors approved the change of its year end to December 31 from March 31. This report covers the nine-month transition period ended December 31, 2000. The accompanying financial statements for the nine-month period ended December 31, 1999 are unaudited. Management has reflected all adjustments which it believes are necessary to present fairly Oceaneering's results of operations and cash flows for that nine-month period. All such adjustments are of a normal recurring nature. The results for the nine-month periods are not necessarily indicative of annual results.

Cash and Cash Equivalents

Cash and cash equivalents include demand deposits and highly liquid investments with original maturities of three months or less from the date of the investment.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

                                                              December 31,  March 31,
                   (in thousands)                                 2000         2000
                  ------------------------------------------------------------------
                  Spare parts for remotely operated vehicles     $10,568     $ 7,950
                  Inventories, primarily raw materials             8,848       5,593
                  Other                                            7,603       5,447
                                                                 -------     -------
                           Total                                 $27,019     $18,990
                                                                 =======     =======



Inventory is priced at lower of cost or market. Oceaneering determines cost using the weighted-average method.


Property and Equipment and Goodwill

Oceaneering provides for depreciation of property and equipment primarily on the straight-line method over estimated useful lives of three to 20 years for marine services equipment, up to 12 years for mobile offshore production equipment and three to 25 years for buildings, improvements and other equipment. Goodwill arising from business acquisitions is amortized on the straight-line method over 15 years.

         The costs of repair and maintenance of property and equipment are charged to operations as incurred, while the costs of improvements are capitalized. Oceaneering accrues in advance for anticipated drydocking expenses of its larger vessels. Accrued drydock costs, which are included in accrued liabilities on the balance sheet, were $3.2 million and $2.4 million at December 31, 2000 and March 31, 2000, respectively. Interest is capitalized on assets where the construction period is anticipated to be more than three months. Oceaneering does not allocate general administrative costs to capital projects. Upon the disposition of property and equipment, the related cost and accumulated depreciation accounts are relieved and the resulting gain or loss is included as an adjustment to cost of services and products.

         During the nine-month period ended December 31, 2000, Oceaneering exchanged its diving-related assets, including a vessel, in Asia, Australia and the Middle East for 11 remotely operated vehicles. The assets acquired were recorded at their fair market value and the transaction did not result in a material gain or loss to Oceaneering.

                 OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES


         Management periodically, and upon the occurrence of a triggering event, reviews the realizability of goodwill and other long-term assets and makes any appropriate impairment adjustments and disclosures required by Statement of Financial Accounting Standards Board Standard Number ("SFAS") 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." During the nine-month period ended December 31, 2000, Oceaneering recorded a $2.5 million impairment adjustment in the form of additional depreciation included in cost of services and products within the Mobile Offshore Production Systems business segment. This adjustment decreased the carrying value of an out-of-service tanker to its estimated market value. No other impairment adjustments were made during the periods presented.

Revenue Recognition

Oceaneering's revenues are primarily derived from billings under contracts that provide for specific time, material and equipment charges, which are accrued daily and billed monthly. Significant lump-sum contracts, particularly in the Subsea Products segment, are accounted for using the percentage-of-completion method. Under this method, we measure the extent of progress toward completion based on the ratio of costs incurred to total estimated costs at completion. Unbilled revenues related to recoverable costs and accrued profits on contracts in process are included in accounts receivable on Oceaneering's balance sheets. These amounts were $40 million and $43 million at December 31, 2000 and March 31, 2000, respectively. Revenues on contracts with a substantial element of research and development are recognized to the extent of cost until such time as the probable final profitability can be determined. Anticipated losses on contracts, if any, are recorded in the period that such losses are first determinable. Oceaneering's revenue recognition accounting policies comply with SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements."

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

Earnings Per Share

Oceaneering has computed earnings per share in accordance with SFAS 128, "Earnings Per Share."

Other Long-term Liabilities

At December 31, 2000 and March 31, 2000, other long-term liabilities include $9.1 million and $9.3 million, respectively, for self-insurance reserves not expected to be paid out in the following year and $19.1 million for deferred income taxes at each period end.

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

                 OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES


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


2.  INCOME TAXES

Oceaneering and its domestic subsidiaries, including acquired companies from their respective dates of acquisition, file a consolidated U.S. federal income tax return. Oceaneering conducts its international operations in a number of locations which have varying codes and regulations with regard to income and other taxes, some of which are subject to interpretation. On a geographic basis, income before minority interests and income taxes attributable to the United States was $6.7 million, $10.5 million and $18.4 million for the nine-month period ended December 31, 2000 and the years ended March 31, 2000 and 1999, respectively. Income taxes are provided at the appropriate tax rates in accordance with Oceaneering's interpretation of the respective tax regulations after review and consultation with its internal tax department, tax consultants and, in some cases, legal counsel in the various jurisdictions. Management believes that adequate provisions have been made for all taxes which will ultimately be payable.

         Deferred income taxes are provided for temporary differences in the recognition of income and expenses for financial and tax reporting purposes. Oceaneering's policy is to provide for deferred U.S. income taxes on unrepatriated foreign income only to the extent such income is not to be invested indefinitely in the related foreign entity.

         The provisions for income taxes were as follows:

                                                                                                    Fiscal Year
                                                                     Nine-Month                         Ended
                                                                    Period Ended                      March 31,
                                                                     December 31,               ---------------------
    (in thousands)                                                      2000                     2000           1999
    -----------------------------------------------------------------------------------------------------------------

    U.S. federal and state                                              $  1,671                $  4,988      $12,205
    Foreign                                                                4,692                   4,453        3,581
                                                                        --------                --------      -------
    Total provision                                                     $  6,363                $  9,441      $15,786
                                                                        ========                ========      =======

    Current                                                             $  6,375                $  2,135      $13,040
    Deferred                                                                 (12)                  7,306        2,746
                                                                        --------                --------      -------
    Total provision                                                     $  6,363                $  9,441      $15,786
                                                                        ========                ========      =======

    Cash taxes paid                                                     $  4,538                $  7,906      $12,191
                                                                        ========                ========      =======

    During the nine-month period ended December 31, 2000, Oceaneering also received a cash tax refund of $4,353,000.

    As of December 31, 2000, Oceaneering's United Kingdom subsidiary had net operating loss carryforwards ("NOLs") of approximately $11 million, which are available to reduce future United Kingdom Corporation Tax which would otherwise be payable.

    As of December 31, 2000 and March 31, 2000, Oceaneering's worldwide deferred tax assets and liabilities and related valuation reserves were as follows:

                                                   December 31,    March 31,
                       (in thousands)                  2000          2000
                       -----------------------------------------------------
                       Gross deferred tax assets     $  9,849      $  9,600
                       Valuation allowance             (4,613)       (4,376)
                                                     --------      --------
                       Net deferred tax assets       $  5,236      $  5,224
                                                     ========      ========
                       Deferred tax liabilities      $ 19,123      $ 19,123
                                                     ========      ========

                 OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES


      Oceaneering's gross deferred tax assets consist primarily of NOLs in its United Kingdom subsidiary, which have no expiration date, and insurance claim reserves for which a tax deduction has not yet been allowed. Deferred tax liabilities consist primarily of depreciation and amortization book/tax differences and provisions for income of foreign subsidiaries expected to be repatriated.

      Oceaneering has established a valuation allowance for deferred tax assets after taking into account factors that are likely to affect Oceaneering's ability to utilize the tax assets. In particular, Oceaneering conducts its business through several foreign subsidiaries and, although Oceaneering expects its consolidated operations to be profitable, there is no assurance that profits will be earned in entities or jurisdictions which have NOLs available. Since April 1, 1998, changes in the valuation allowance primarily relate to the expected utilization of foreign NOLs and realization of foreign tax credits. Income taxes, computed by applying the federal statutory income tax rate of 35% to income before income taxes and minority interests, are reconciled to the actual provisions for income taxes as follows:

                                                                                                 Fiscal Year
                                                                            Nine-Month              Ended
                                                                           Period Ended           March 31,
                                                                           December 31,    ----------------------
                     (in thousands)                                            2000           2000         1999
                     --------------------------------------------------------------------------------------------
                     Computed U.S. statutory expense                         $  5,981      $  9,298      $ 14,466
                     Change in valuation allowances                               237        (6,008)       (1,057)
                     Withholding taxes and foreign earnings taxed
                         at rates different from U.S. statutory rates           1,066         3,375         1,172
                     State and local taxes and other, net                        (921)        2,776         1,205
                                                                             --------      --------      --------
                     Total provision for income taxes                        $  6,363      $  9,441      $ 15,786
                                                                             ========      ========      ========

3.  DEBT

Long-term Debt consisted of the following:

                                                                December 31,   March 31,
                     (in thousands)                                2000           2000
                     -------------------------------------------------------------------
                     6.72% Senior Notes                         $ 100,000      $ 100,000
                     Revolving credit agreement                    65,000         28,000
                     Capital lease                                     73            312
                     Term loan agreement                           15,000           --
                                                                ---------      ---------
                             Long-term Debt                       180,073        128,312
                     Current portion                                  (73)          (312)
                                                                ---------      ---------
                     Long-term Debt, net of current portion     $ 180,000      $ 128,000
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

      In October 1998, Oceaneering entered into an $80 million revolving credit facility (the "Credit Agreement") to replace its prior revolving credit agreement. There is a commitment fee ranging from .20% to .25% per annum, depending on Oceaneering's debt-to-capitalization ratio, on the unused portion of the banks' commitments. Principal maturity is in October 2003. Under the Credit Agreement, Oceaneering has the option to borrow dollars at the London Interbank Offered Rate ("LIBOR") plus a margin ranging from .50% to 1.00%, depending on Oceaneering's debt-to-capitalization ratio, or at the agent bank's prime rate.

      In March 2000, Oceaneering entered into a four-year, $50 million term loan agreement (the "Term Loan"). Borrowings under the Term Loan can be made until March 2001 and principal repayments commence in October 2001 with final maturity in April 2004. There are no commitment fees on the Term Loan. Under the Term Loan, Oceaneering has the

                 OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES


option to borrow dollars at LIBOR plus a margin ranging from .75% to 1.25%, depending on Oceaneering's debt-to- capitalization ratio, or at the agent bank's prime rate.

      All of these credit arrangements contain similar restrictive covenants as to minimum net worth, debt-to-capitalization ratio, fixed charge coverage, interest coverage and restricted payments. Restricted payments, which include dividends and treasury stock purchases, are limited from April 1, 1998, on a net basis, to the sum of $25 million plus 50% of Oceaneering's consolidated net income after April 1, 1998, plus cash proceeds from any sales of common stock.

      Oceaneering has uncommitted credit agreements with banks totaling $29 million for use for borrowings and letters of credit. As of December 31, 2000, Oceaneering had approximately $17 million in letters of credit outstanding under these agreements.

      Cash interest payments of $6.7 million, $7.7 million and $5.7 million were made in the nine-month period ended December 31, 2000 and the fiscal years ended March 31, 2000 and 1999, respectively. Interest charges of $3.0 million, $1.8 million and $2.5 million were capitalized as part of construction in progress in the nine-month period ended December 31, 2000 and the fiscal years ended March 31, 2000 and 1999, respectively.

4.  EMPLOYEE BENEFIT PLANS AND SHAREHOLDER RIGHTS PLAN

Retirement Investment Plans

Oceaneering has three separate employee retirement investment plans which, taken together, cover most of its full-time employees. The Oceaneering Retirement Investment Plan is a deferred compensation plan in which domestic employees may participate by deferring a portion of their gross monthly salary and directing Oceaneering to contribute the deferred amount to the plan. Oceaneering matches a portion of the deferred compensation. Oceaneering's contributions to the plan were $3,220,000, $2,867,000 and $2,508,000 for the plan years ended December 31, 2000, 1999 and 1998, respectively.

      The second plan is the Oceaneering International Services Pension Scheme for employees in the United Kingdom. Under this plan, employees may contribute a portion of their gross monthly salary. Oceaneering also contributes an amount equal to a portion of the participant's gross monthly salary. The plan assets exceed vested benefits and are not material to the assets of Oceaneering. Company contributions to this plan for the nine-month period ended December 31, 2000 and the fiscal years ended March 31, 2000 and 1999 were $41,000, $32,000 and $34,000, respectively.

      The third plan is the Oceaneering International, Inc. Supplemental Executive Retirement Plan, which covers selected key management employees and executives of Oceaneering as approved by the Compensation Committee of Oceaneering's Board of Directors (the "Compensation Committee"). This plan replaced a prior Executive Retirement Plan effective June 30, 1997 and covers more employees. Expense related to the prior plan during the year ended March 31, 1998 was $576,000. Under the new plan, Oceaneering accrues an amount determined as a percentage of the participant's gross monthly salary and the amounts accrued are treated as if they are invested in one or more investment vehicles pursuant to this plan. Expense related to this plan during the nine-month period ended December 31, 2000 and the fiscal years ended March 31, 2000 and 1999 was $921,000, $972,000 and $980,000, respectively.

Incentive and Stock Option Plans

      Under the 1996, 1999 and 2000 Incentive Plans (the "Incentive Plans"), a total of 1,165,000, 1,450,000 and 900,000 shares of common stock of Oceaneering, respectively, were made available for awards to employees and other persons (excluding nonemployee directors except with respect to automatic grants as described below and, with respect to the 2000 Incentive Plan, excluding executive officers) having an important business relationship or affiliation with Oceaneering. Under the 1999 Incentive Plan, each director of Oceaneering is automatically granted an option to purchase 10,000 shares of common stock on the date the director becomes a nonemployee director and each year thereafter at an exercise price per share equal to the fair market value of a share of common stock on the date the option was granted. These options become fully exercisable six months following the date of grant. The Incentive Plans are administered by the Compensation Committee, which determines the type or types of award(s) to be made to each participant and sets forth in the related award agreement the terms, conditions and limitations applicable to each award. The Compensation Committee may grant stock options, stock appreciation rights and stock and cash awards. The exercise price for each option is not less than the fair market value of the optioned shares at the date of grant. Options outstanding vest over a three- or four-year period and are exercisable over a period of four, five or ten years after the date of grant or five years after the date of vesting.

                 OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES



      During fiscal 1999 and 2000 and the nine-month period ended December 31, 2000, the Compensation Committee granted restricted common stock of Oceaneering to certain of its key executives. These grants are subject to earning requirements on the basis of a percentage change between the price of the common stock of Oceaneering versus the average of the common stock price of a peer group of companies over one-, three- and two-year time periods, respectively. Up to one-half of the grant made in the nine-month period ended December 31, 2000 and up to one-third of the total grant made in fiscal 2000 may be earned each year depending on Oceaneering's cumulative common stock performance, with any amount earned subject to vesting in four equal installments over a four-year period, conditional upon continued employment. All of the total grant made in fiscal 1999 was earned at the end of one year, subject to vesting. At the time of each vesting, a participant receives a tax assistance payment for which the participant must reimburse Oceaneering if the vested common stock is sold by the participant within three years after the vesting date. As of December 31, 2000, none of the grant made in the nine-month period ended December 31, 2000 has been earned and one-third of the grant made in fiscal 2000 has been earned. As of December 31, 2000, a total of 705,250 shares of restricted stock was outstanding under these and former, similar grants, of which 325,250 shares were earned, subject to vesting requirements. The numbers and weighted average grant date fair values of restricted stock granted were 16,000 and $19.87, respectively, during the nine-month period ended December 31, 2000, 549,000 and $17.06, respectively, during fiscal 2000 and 9,000 and $16.83, respectively, during fiscal 1999. In June 1998 and June 1999, certain key executives also elected to receive restricted common stock of Oceaneering totaling 35,920 and 42,812 shares with grant date fair values of $17.94 and $16.56 per share, respectively, subject to similar vesting requirements and tax assistance payments, in lieu of cash for all or part of their fiscal 1998 and fiscal 1999 bonus awards. Each grantee of shares of restricted stock mentioned in this paragraph is deemed to be the record owner of those shares during the restriction period, with the right to vote and receive any dividends on those shares.

       Oceaneering accounts for stock options it issues under its plans pursuant to Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," under which no compensation cost is recognized unless options are granted at an option price below the fair market value of the stock at the date of the grant. Had compensation cost for these stock options been determined consistent with SFAS 123, "Accounting for Stock-Based Compensation," Oceaneering's pro forma net income for the nine-month period ended December 31, 2000 and for fiscal 2000 and fiscal 1999 would have been $9,137,000, $15,442,000 and $24,735,000, respectively, and its diluted earnings per share for those periods would have been $0.39, $0.67 and $1.08, respectively.

      Information regarding these option plans is as follows:

                                                   Shares under              Weighted Average
                                                      Option                  Exercise Price
                                                 ----------------          -------------------
      Balance at March 31, 1998                       1,283,340                  $ 14.56
          Granted                                       481,900                    10.43
          Exercised                                     (18,090)                   12.63
          Forfeited                                     (61,980)                   15.40
                                                   -----------                   -------
      Balance at March 31, 1999                       1,685,170                    13.37
          Granted                                       384,000                    16.88
          Exercised                                    (319,760)                   12.48
          Forfeited                                     (45,280)                   14.12
                                                   ------------                  -------
      Balance at March 31, 2000                       1,704,130                    14.31
          Granted                                       803,800                    14.57
          Exercised                                     (66,035)                   12.51
          Forfeited                                     (93,620)                   15.47
                                                   ------------                  -------
      Balance at December 31, 2000                    2,348,275                  $ 14.40
                                                   ============                  =======


      The weighted average fair value of options granted in the nine-month period ended December 31, 2000 and for fiscal 2000 and 1999 was $7.18, $8.90 and $5.86, respectively. The fair value of the stock options granted was estimated on the

                 OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES


date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                                                                    Fiscal Year
                                                                     Nine-Month                         Ended
                                                                    Period Ended                     March 31,
                                                                    December 31,                --------------------
        (in thousands)                                                  2000                     2000        1999
      --------------------------------------------------------------------------------------------------------------
      Risk-free interest rate                                          6.13%                     5.87%       5.34%
      Expected dividend yield                                          0%                        0%          0%
      Expected life                                                    4.5 years                 6 years     6 years
      Expected volatility                                              51.24%                    46.14%      42.27%

      The following table provides information about the options outstanding at December 31, 2000.

                                                         Outstanding                                  Exercisable
                                          ---------------------------------------------      ---------------------------
                                                              Weighted
                                           Number of           Average        Weighted            Number of     Weighted
      Range of                             Shares at          Remaining        Average            Shares at      Average
      Exercise                            December 31,       Contractual      Exercise           December 31,   Exercise
      Prices                                   2000          Life (years)       Price                2000         Price
      ---------------------               ------------------------------------------------------------------------------
      $4.72 - 14.19                          685,725             2.76         $10.55               494,375     $10.63
      $14.20 - 15.58                         826,400             4.74         $14.41                65,400     $14.63
      $15.59 - 20.34                         836,150             3.09         $17.57               495,250     $17.78


      At December 31, 2000, there were 760,820 shares of Oceaneering common stock under these plans available for grant, awarding stock options, stock appreciation rights, stock and cash awards to employees, subject to no more than 517,220 shares being used for awards other than stock options or stock appreciation rights to employees.

Shareholder Rights Plan

On November 20, 1992, Oceaneering's Board of Directors adopted a Shareholder Rights Plan and, in accordance with the plan, declared a dividend of one preferred share purchase right for each outstanding share of Oceaneering common stock. The plan will cause substantial dilution to a party that attempts to acquire Oceaneering in a manner or on terms not approved by the Board of Directors, except pursuant to an offer conditioned on a substantial number of rights being acquired.

      The rights, which do not have voting rights and are not entitled to dividends until such time as they become exercisable, expire in December 2002.

5.  COMMITMENTS AND CONTINGENCIES

Lease Commitments

At December 31, 2000, Oceaneering occupied several facilities under noncancellable operating leases expiring at various dates through 2023. Future minimum rentals under these leases are as follows:

                                                                 (in thousands)
                  2001                                              $ 4,053
                  2002                                                2,704
                  2003                                                2,261
                  2004                                                2,078
                  2005                                                1,899
                  Thereafter                                          7,789
                                                                   --------
                  Total Lease Commitments                           $20,784
                                                                   ========

                 OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES


      Rental expense, which includes hire of vessels, specialized equipment and real estate rental, was approximately $13 million, $22 million and $18 million for the nine-month period ended December 31, 2000 and the fiscal years ended March 31, 2000 and 1999, respectively.

Insurance

Oceaneering self-insures for workers' compensation, maritime employer's liability and comprehensive general liability claims to levels it considers financially prudent and carries insurance after it reaches the initial claim levels, which can be by occurrence or in the aggregate. Oceaneering determines the level of accruals by reviewing its historical experience and current year claim activity. It does not record accruals on a present-value basis. Oceaneering reviews each claim with insurance adjusters and establishes specific reserves for all known liabilities. It establishes an additional reserve for incidents incurred but not reported to Oceaneering for each year using management estimates and based on prior experience. Oceaneering's management believes that Oceaneering has established adequate accruals for uninsured expected liabilities arising from those obligations.

Litigation

Various actions and claims are pending against Oceaneering, most of which are covered by insurance. In the opinion of Oceaneering's management, the ultimate liability, if any, which may result from these actions and claims will not materially affect Oceaneering's financial position or results of operations.

Letters of Credit

Oceaneering had $17 million in letters of credit outstanding as of both December 31, 2000 and March 31, 2000 as guarantees in force for self-insurance requirements and various performance and bid bonds which are usually for a period of one year or the duration of the applicable contract.

Financial Instruments and Risk Concentration

Financial instruments which potentially subject Oceaneering to concentrations of credit risk are primarily cash and cash equivalents, long-term bank and other borrowings and accounts receivable. The carrying values of cash and cash equivalents and bank borrowings approximate their fair values due to the short maturity of those instruments or the short- term duration of the associated interest rate periods. Accounts receivable are generated from a broad and diverse group of customers primarily from within the energy industry, which is Oceaneering's major source of revenues. Oceaneering maintains an allowance for doubtful accounts based on expected collectibility.

      Oceaneering estimated the fair value of its $100 million of 6.72% Senior Notes (see Note 3) to be $94 million as of December 31, 2000. This estimate was arrived at by computing the present value of the future principal and interest payments using a yield-to-maturity interest rate for securities of similar quality and term.

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

      The following table presents Revenues, Income (Loss) from Operations and Depreciation and Amortization Expense

                 OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES


for the nine-month periods ended December 31, 2000 and 1999 and the fiscal years ended March 31, 2000 and 1999 by business segment:

                                                                     Nine-Month                     Fiscal Year
                                                                    Period Ended                       Ended
                                                                     December 31,                     March 31,
                                                               -----------------------        ------------------------
        (in thousands)                                            2000           1999            2000          1999
        --------------------------------------------------------------------------------------------------------------
                                                                                  (unaudited)
REVENUES
      Offshore Oil and Gas
          Remotely Operated Vehicles                            $  78,953    $  72,585        $  94,617     $ 100,854
          Subsea Products                                          65,771       43,350           69,744        72,919
          Mobile Offshore Production Systems                       15,788       18,118           23,983        31,559
          Other Services                                           65,206       77,420          105,505        95,748
                                                                ---------    ---------        ---------     ---------
      Total Offshore Oil and Gas                                  225,718      211,473          293,849       301,080
      Advanced Technologies                                        82,012       94,304          122,971        99,242
                                                                ---------    ---------        ---------     ---------
          Total                                                 $ 307,730    $ 305,777        $ 416,820     $ 400,322
                                                                =========    =========        =========     =========

INCOME (LOSS) FROM OPERATIONS
      Offshore Oil and Gas
          Remotely Operated Vehicles                            $  12,316    $   9,855        $  14,064     $  16,722
          Subsea Products                                           1,225          390            1,499         6,389
          Mobile Offshore Production Systems                        4,271        5,597            7,629         9,478
          Other Services                                             (636)         863           (3,169)        3,308
                                                                ---------    ---------        ---------     ---------
      Total Offshore Oil and Gas                                   17,176       16,705           20,023        35,897
      Advanced Technologies                                         5,035        8,346           12,276         8,459
                                                                ---------    ---------        ---------     ---------
          Total                                                 $  22,211    $  25,051        $  32,299     $  44,356
                                                                =========    =========        =========     =========

DEPRECIATION AND AMORTIZATION EXPENSES
      Offshore Oil and Gas
          Remotely Operated Vehicles                            $  13,719    $   9,897          $13,827     $  11,609
          Subsea Products                                           3,401        3,088            4,212         3,215
          Mobile Offshore Production Systems                        5,497        3,202            4,239         4,409
          Other Services                                            5,791        5,732            7,906         6,313
                                                                ---------    ---------        ---------     ---------
      Total Offshore Oil and Gas                                   28,408       21,919           30,184        25,546
      Advanced Technologies                                         2,256        2,945            3,764         4,415
                                                                ---------    ---------        ---------     ---------
          Total                                                 $  30,664    $  24,864        $  33,948     $  29,961
                                                                =========    =========        =========     =========

      The following table presents Assets and Capital Expenditures as of and for the periods indicated:

                                                                                                As of March 31,
                                                                  As of                     -------------------------
        (in thousands)                                       December 31, 2000                 2000            1999
      ---------------------------------------------------------------------------------------------------------------
ASSETS
      Offshore Oil and Gas
          Remotely Operated Vehicles                               $161,355                    $145,486      $132,709
          Subsea Products                                            85,401                      78,993        71,679
          Mobile Offshore Production Systems                        107,677                      58,553        45,938
          Other Services                                             84,110                      90,562        69,826
                                                                   --------                    --------      --------
      Total Offshore Oil and Gas                                    438,543                     373,594       320,152
      Advanced Technologies                                          49,555                      45,608        46,698
      Other                                                          24,586                      31,774        20,493
                                                                   --------                    --------      --------
          Total                                                    $512,684                    $450,976      $387,343
                                                                   ========                    ========      ========

                 OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES


                                                                                                  Fiscal Year
                                                                                                     Ended
                                                                  Nine-Month                        March 31,
                                                                 Period Ended                ------------------------
        (in thousands)                                         December 31, 2000                 2000           1999
        -------------------------------------------------------------------------------------------------------------
CAPITAL EXPENDITURES
      Offshore Oil and Gas
          Remotely Operated Vehicles                               $ 25,293                   $  29,614     $  41,783
          Subsea Products                                             6,299                       4,700        25,951
          Mobile Offshore Production Systems                         61,972                      16,590         1,854
          Other Services                                              7,480                      20,320        25,528
                                                                   --------                   ---------     ---------
      Total Offshore Oil and Gas                                    101,044                      71,224        95,116
      Advanced Technologies                                             597                       9,534         6,898
                                                                   --------                   ---------     ---------
          Total                                                    $101,641                   $  80,758     $ 102,014
                                                                   ========                   =========     =========


      Income (loss) from operations for each business segment is determined before interest income or expense, other income (expense), minority interests and provision for income taxes. An allocation of these items is not considered practical. All assets specifically identified with a particular business segment have been segregated. Cash and cash equivalents, certain prepaid expenses and other current assets, certain investments and other assets have not been allocated to particular business segments.

      No individual customer accounted for more than 10% of Oceaneering's consolidated revenues in the nine-month period ended December 31, 2000 or the years ended March 31, 2000 and 1999.

Geographic Operating Areas

The following table summarizes certain financial data by geographic area:

                                                                                   Fiscal Year
                                                                Nine-Month            Ended
                                                                Period Ended        March 31,
                                                                December 31,  ---------------------
(in thousands)                                                     2000          2000        1999
---------------------------------------------------------------------------------------------------
REVENUES
United States                                                    $165,858     $207,415     $206,703
Norway                                                             18,484       26,934       30,162
United Kingdom                                                     20,127       26,504       34,641
Indonesia                                                           6,389       25,983       19,153
Other Asia                                                         24,910       41,381       33,451
Africa                                                             35,798       49,673       50,033
Brazil                                                             21,061       16,515        3,859
Other                                                              15,103       22,415       22,320
                                                                 --------     --------     --------
Total                                                            $307,730      $416,82     $400,322
                                                                 ========     ========     ========

LONG-LIVED ASSETS
United States                                                    $188,105     $205,861     $156,457
Europe                                                             50,614       46,614       44,043
Africa                                                              8,736       10,088       17,167
Asia                                                              101,777       22,494       21,625
Other                                                              14,814       14,738       15,547
                                                                 --------     --------     --------
Total                                                            $364,046      $299,79     $254,839
                                                                 ========     ========     ========

                 OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES

7.  ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

                                                                                December 31,        March 31,
                  (in thousands)                                                    2000              2000
                  ------------------------------------------------------------------------------------------
                  Payroll and related costs                                       $ 18,130          $ 15,583
                  Accrued job costs                                                 22,415            19,972
                  Self insurance reserves for claims expected
                          to be paid within one year                                 5,422             5,360
                  Other                                                             14,172            12,730
                                                                                  --------          --------
                  Total Accrued Liabilities                                       $ 60,139          $ 53,645
                                                                                  ========          ========







================================================================================
================================================================================




SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
(in thousands, except per share data)

                                                     Nine-Month Period Ended December 31, 2000
                                         ------------------------------------------------------------
QUARTER ENDED                             JUNE 30         SEPT. 30          DEC. 31            TOTAL
-----------------------------------------------------------------------------------------------------
Revenues                                 $104,039         $100,464          $103,227         $307,730
Gross profit                               15,373           18,373            19,325           53,071
Income from operations                      5,378            7,980             8,853           22,211
Net income                                  2,703            4,112             4,498           11,313
Diluted earnings per share                 $ 0.12           $ 0.18            $ 0.19           $ 0.49
Weighted average number of
    common shares and equivalents          23,186           23,221            23,271           23,226


                                                                   Year Ended March 31, 2000
                                          -----------------------------------------------------------------------------
QUARTER ENDED                              JUNE 30        SEPT. 30           DEC. 31          MAR. 31             TOTAL
-----------------------------------------------------------------------------------------------------------------------
Revenues                                  $98,860         $100,405          $106,512         $111,043          $416,820
Gross profit                               18,527           17,455            18,183           17,477            71,642
Income from operations                      8,978            7,745             8,328            7,248            32,299
Net income                                  5,034            4,116             3,995            3,639            16,784
Diluted earnings per share                 $ 0.22           $ 0.18            $ 0.17           $ 0.16            $ 0.73
Weighted average number of
    common shares and equivalents          22,667           23,079            23,323           23,074            23,036

                                 EXHIBIT INDEX

                                                                       Registration
                                                                       or File          Form or      Report        Exhibit
                                                                       Number           Report       Date          Number
-------------------------------------------------------------------------------------------------------------------------
   3.01   Restated Certificate of Incorporation
   3.02   Amended and Restated By-Laws
  *4.01   Specimen of Common Stock Certificate                         1-10945          10-K         March 1993     4(a)
  *4.02   Shareholder Rights Agreement dated November 20, 1992         1-10945          8-K          Nov. 1992      1
  *4.03   Note Purchase Agreement dated as of September 8, 1998
          relating to $100,000,000 6.72% Senior Notes due
          September 8, 2010                                            1-10945          10-Q         Sept. 1998     4.01
  *4.04   Loan Agreement ($80,000,000 Revolving Credit Facility)
          dated as of October 23, 1998                                 1-10945          10-Q         Sept. 1998     4.02
  *4.05   Loan Agreement ($50,000,000 Term Loan) dated as of           1-10945          10-K/A       March 2000     4.05
          March 30, 2000

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
 *10.08+  1999 Incentive Plan                                          1-10945          10-K         March 2000    10.08
 *10.09+  2000 Bonus Award Plan
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
 *10.19+  1998 Bonus Restricted Stock Award Agreements                 1-10945          10-K         March 1999    10.20
 *10.20+  1999 Bonus Restricted Stock Award Agreements                 1-10945          10-K/A       March 2000    10.20
 *10.21+  Non-Executive Incentive Plan                                 333-50400        S-8          Nov. 2000     4.6
  21      Subsidiaries of the Registrant
  23      Consent of Independent Public Accountants
  24      Powers of Attorney


   * Indicates exhibit previously filed with the Securities and Exchange Commission as indicated and incorporated herein by reference.

   +  Indicates management contract or compensatory plan or arrangement.