Form 10-Q
period 2001-03-31
OCEANEERING INTERNATIONAL INC
filed 2001-05-10
CIK 73756

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[X]                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001
                                                 --------------

                                       OR

[ ]              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from              to
                                          ------------    ------------


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
Yes  X   No
    ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                                     Outstanding at May 3, 2001
----------------------------                       --------------------------
Common Stock, $.25 Par Value                           23,386,546 shares

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                 OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                      March 31,   December 31,
                                                        2001          2000
                                                      --------    ------------
ASSETS

Current Assets:
   Cash and cash equivalents                          $  7,151        $  9,911
   Accounts receivable (net of allowance
      for doubtful accounts of $1,309 and $510)        131,046         107,417
   Prepaid expenses and other                           30,108          27,019
                                                      --------        --------
   Total current assets                                168,305         144,347
                                                      --------        --------
Property and Equipment, at cost                        533,129         523,385
Less: accumulated depreciation                         194,564         187,025
                                                      --------        --------
Net property and equipment                             338,565         336,360
                                                      --------        --------
Goodwill (net of amortization of $7,841 and $7,526)     11,154          11,493
                                                      --------        --------
Other Assets                                            22,524          20,484
                                                      --------        --------

   TOTAL ASSETS                                       $540,548        $512,684
                                                      ========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Accounts and notes payable                         $ 26,884        $ 25,149
   Accrued liabilities                                  61,169          60,139
   Income taxes payable                                 10,858           8,736
                                                      --------        --------
   Total current liabilities                            98,911          94,024
                                                      --------        --------
Long-term Debt, net of current portion                 195,000         180,000
                                                      --------        --------
Other Long-term Liabilities                             32,633          31,766
                                                      --------        --------
Commitments and Contingencies
Shareholders' Equity                                   214,004         206,894
                                                      --------        --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $540,548        $512,684
                                                      ========        ========


See Notes to Consolidated Financial Statements.

                 OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME


                                                   For the Three Months Ended
                                                           March 31,
                                                   --------------------------
                                                      2001           2000
                                                   -----------    -----------
                                                    (in thousands, except per
                                                          share amounts)
Revenues                                           $   104,254    $   111,043
Cost of Services and Products                           83,450         93,566
Selling, General and Administrative Expenses            10,516         10,229
                                                   -----------    -----------

    Income from operations                              10,288          7,248

Interest Income                                             81            111

Interest Expense, net of capitalized interest of
     $1,345 and $586                                    (1,879)        (1,475)

Other Expense, net                                        (484)          (198)
                                                   -----------    -----------
    Income before income taxes                           8,006          5,686

Provision for Income Taxes                              (2,802)        (2,047)
                                                   -----------    -----------
    Net Income                                     $     5,204    $     3,639
                                                   ===========    ===========

Basic Earnings per Share                           $      0.22    $      0.16

Diluted Earnings per Share                         $      0.22    $      0.16

Weighted average number of common shares                23,162         22,772

Incremental shares from stock options                      488            302

Weighted average number of common shares and
     equivalents                                        23,650         23,074





See Notes to Consolidated Financial Statements.

                 OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                        For the Three Months Ended
                                                                                March 31,
                                                                       --------------------------
                                                                          2001           2000
                                                                       -----------    -----------
                                                                            (in thousands)
Cash Flows from Operating Activities:

    Net income                                                         $     5,204    $     3,639
                                                                       -----------    -----------
    Adjustments to reconcile net income to net cash
     Provided by (used in) operating activities:
    Depreciation and amortization                                           10,281          9,084
    Currency translation adjustments and other                                (343)          (674)
    Increase in accounts receivable                                        (23,629)        (8,082)
    Decrease (increase) in prepaid expenses and other current assets        (3,089)         1,837
    Increase in other assets                                                (2,115)        (1,976)
    Increase in current liabilities                                          5,354            121
    Increase in other long-term liabilities                                  1,097         10,912
                                                                       -----------    -----------

    Total adjustments to net income                                        (12,444)        11,222
                                                                       -----------    -----------

Net Cash Provided by (Used in) Operating Activities                         (7,240)        14,861
                                                                       -----------    -----------

Cash Flows from Investing Activities:
    Purchases of property and equipment and other                          (14,582)       (32,898)
                                                                       -----------    -----------

Net Cash Used in Investing Activities                                      (14,582)       (32,898)
                                                                       -----------    -----------

Cash Flows from Financing Activities:
    Net proceeds from revolving credit and other long-term debt             14,927         17,647
    Proceeds from issuance of common stock                                   4,135          1,041
    Purchases of treasury stock                                                 --           (754)
                                                                       -----------    -----------

Net Cash Provided by Financing Activities                                   19,062         17,934
                                                                       -----------    -----------

Net Decrease in Cash and Cash Equivalents                                   (2,760)          (103)

Cash and Cash Equivalents - Beginning of Year                                9,911         11,104
                                                                       -----------    -----------

Cash and Cash Equivalents - End of Period                              $     7,151    $    11,001
                                                                       ===========    ===========



See Notes to Consolidated Financial Statements.

                 OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       Basis of Presentation and Significant Accounting Policies

         These Consolidated Financial Statements are unaudited and have been prepared pursuant to instructions for the Quarterly Report on Form 10-Q required to be filed with the Securities and Exchange Commission and do not include all information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles. Management has reflected all adjustments that it believes are necessary to present fairly Oceaneering's financial position at March 31, 2001 and its results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Oceaneering's Report on Form 10-K for the period ended December 31, 2000. The results for interim periods are not necessarily indicative of annual results.

2.       Shareholders' Equity

         Shareholders' Equity consisted of the following:

                                                                       March 31,     December 31,
                                                                         2001            2000
                                                                       ---------    -------------
                                                                            (in thousands)
         Common Stock, par value $0.25;
             90,000,000 shares authorized;
             24,017,046 shares issued                                  $   6,004    $       6,004
         Additional paid-in capital                                       80,197           78,945
         Treasury stock; 688,744 and 979,285 shares, at average cost      (9,230)         (13,123)
         Retained earnings                                               157,010          151,806
         Accumulated other elements of comprehensive income              (19,977)         (16,738)
                                                                       ---------    -------------

         Total shareholders' equity                                    $ 214,004    $     206,894
                                                                       =========    =============


3.       Income Taxes

         Cash taxes paid were $1.9 million and $0.8 million for the three months ended March 31, 2001 and 2000, respectively.

4.       Earnings Per Share

         Oceaneering has computed earnings per share in accordance with Financial Accounting Standards Board Standard Number ("SFAS") 128, "Earnings Per Share."

5.       Business Segment Information

         Oceaneering supplies a comprehensive range of technical services and specialty products to a variety of industries. Oceaneering's Offshore Oil and Gas business consists of four business segments: Remotely Operated Vehicles ("ROVs"); Subsea Products; Mobile Offshore Production Systems; and Other Services. Oceaneering's Advanced Technologies business is a separate segment that provides project management, engineering services and equipment for applications outside the oil and gas industry.

         There are no differences in the basis of segmentation or in the basis of measurement of segment profit or loss from those used in Oceaneering's consolidated financial statements for the period ended December 31, 2000. The following summarizes certain financial data by business segment:

                                                            For the Three Months Ended
                                                       ------------------------------------
                                                        Mar. 31,     Mar. 31,     Dec. 31,
                                                          2001         2000         2000
                                                       ----------   ----------   ----------
                                                                  (in thousands)
         Revenues
             Offshore Oil and Gas
                  ROVs                                 $   32,234   $   22,032   $   28,956
                  Subsea Products                          22,161       26,394       22,212
                  Mobile Offshore Production Systems        6,979        5,865        4,527
                  Other Services                           19,767       28,085       21,820
                                                       ----------   ----------   ----------
             Total Offshore Oil and Gas                    81,141       82,376       77,515
             Advanced Technologies                         23,113       28,667       25,712
                                                       ----------   ----------   ----------
                  Total                                $  104,254   $  111,043   $  103,227
                                                       ==========   ==========   ==========

         Gross Margins
             Offshore Oil and Gas
                  ROVs                                 $    9,832   $    6,026   $    7,752
                  Subsea Products                           3,028        3,094        2,784
                  Mobile Offshore Production Systems        1,854        2,188        2,275
                  Other Services                            2,072          160        4,248
                                                       ----------   ----------   ----------
             Total Offshore Oil and Gas                    16,786       11,468       17,059
             Advanced Technologies                          4,018        6,009        2,266
                                                       ----------   ----------   ----------
                    Total                              $   20,804   $   17,477   $   19,325
                                                       ==========   ==========   ==========

6.       Comprehensive Income

         Effective April 1, 1998, Oceaneering adopted SFAS 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and displaying comprehensive income and its components. Comprehensive income is the total of net income and all nonowner changes in equity. The amounts of comprehensive income for each of the three-month periods ended March 31, 2001 and 2000 are as follows:

                                                                     Three Months Ended
                                                                         March 31,
                                                                  ------------------------
                                                                      (in thousands)
               Net Income per Consolidated Statements of Income   $    5,204    $    3,639
               Foreign Currency Translation Losses                    (3,239)       (1,659)
                                                                  ----------    ----------
               Comprehensive Income                               $    1,965    $    1,980
                                                                  ==========    ==========

         Amounts comprising other elements of comprehensive income in Shareholders' Equity:

                                                                  March 31, 2001     December 31, 2000
                                                                  --------------     -----------------
                                                                             (in thousands)
         Accumulated Foreign Currency Translation Adjustments       $(19,977)             $(16,738)
                                                                    =========             =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

All statements in this Form 10-Q, other than statements of historical facts, including, without limitation, statements regarding our business strategy, plans for future operations, and industry conditions, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to various risks, uncertainties and assumptions, including those we refer to under the headings "Business - Risks and Insurance" and "Cautionary Statement Concerning Forward-Looking Statements" in Part I of our Report on Form 10-K for the period ended December 31, 2000. Although we believe that the expectations reflected in such forward-looking statements are reasonable, because of the inherent limitations in the forecasting process, as well as the relatively volatile nature of the industries in which we operate, we can give no assurance that those expectations will prove to be correct. Accordingly, evaluation of our future prospects must be made with caution when relying on forward-looking information.

Material Changes in Financial Condition

We consider our liquidity and capital resources adequate to support our operations and capital commitments. At March 31, 2001, we had working capital of $69 million and we had $35 million available for borrowing under our bank revolving credit facility.

Our capital expenditures were $15 million during the three months ended March 31, 2001, as compared to $37 million during the corresponding period of the prior fiscal year. Capital expenditures in the current fiscal year consisted of ongoing costs related to the conversion of a jackup drilling rig to a mobile offshore production unit, the Ocean Legend, and additions to our fleet of ROVs. Capital expenditures in the corresponding period of the prior year consisted of the start of the conversion of the jackup drilling rig to a mobile offshore production unit, additions to our fleet of ROVs and multiservice vessel construction.

We had no material commitments for capital expenditures at March 31, 2001.

Results of Operations

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

Consolidated revenue and margin information is as follows:

                                          For the Three Months Ended
                                    --------------------------------------
                                     Mar. 31,      Mar. 31,      Dec. 31,
                                       2001          2000          2000
                                    ----------    ----------    ----------
                                                (in thousands)
               Revenues             $  104,254    $  111,043    $  103,227
               Gross margin             20,804        17,477        19,325
               Gross margin %               20%           16%           19%
               Operating margin %           10%            7%            9%

We generate a material amount of our consolidated revenue from contracts for marine services in the Gulf of Mexico and North Sea, which are usually more active from April through November compared to the rest of the year. However, our exit from the diving sector in the North Sea in early 1998 and the substantial number of multiyear ROV contracts that we have entered into since calendar year 1997 have reduced the seasonality of our ROV and Other Services operations. Revenues in our Mobile Offshore Production Systems, Subsea Products and Advanced Technologies segments are generally not seasonal.

Our Offshore Oil and Gas business results are influenced by the level of capital spending by oil and gas companies in the offshore sector. We have seen increases in activity compared to the quarter ended December 31, 2000, and anticipate that this trend will continue through this year and into 2002.

OFFSHORE OIL AND GAS.

The table below sets forth our revenues and gross margins for our Offshore Oil and Gas business for the periods indicated.

                                                          For the Three Months Ended
                                                    --------------------------------------
                                                     Mar. 31       Mar. 31,      Dec 31,
                                                       2001          2000          2000
                                                    ----------    ----------    ----------
                                                                 (in thousands)
               ROVs
                   Revenues                         $   32,234    $   22,032    $   28,956
                   Gross margin                          9,832         6,026         7,752
                   Gross margin %                           31%           27%           27%
                   Work class utilization %                 71%           60%           68%

               Subsea Products
                   Revenues                         $   22,161    $   26,394    $   22,212
                   Gross margin                          3,028         3,094         2,784
                   Gross margin %                           14%           12%           13%

               Mobile Offshore Production Systems
                   Revenues                         $    6,979    $    5,865    $    4,527
                   Gross margin                          1,854         2,188         2,275
                   Gross margin %                           27%           37%           50%

               Other Services
                   Revenues                         $   19,767    $   28,085    $   21,820
                   Gross margin                          2,072           160         4,248
                   Gross margin %                           10%            1%           19%

               Total Offshore Oil and Gas
                   Revenues                         $   81,141    $   82,376    $   77,515
                   Gross margin                         16,786        11,468        17,059
                   Gross margin %                           21%           14%           22%

ROV segment operating income has been increasing due to both additional units available for service and higher utilization. The higher utilization rates have resulted from the return to service of more floating deepwater drilling rigs and a rise in offshore construction-related activities.

Our Subsea Products revenues were lower compared to the corresponding period of the prior year due to a large steel tube umbilical order in our U.K. plant, which had higher activity levels in the prior year. The margin effect of this decrease has not been material as this order has earned a low margin. Subsea Products results for the first quarter of 2001 were similar to those achieved in the immediately preceding quarter, with a slight increase in gross margin from our umbilical plants in the U.S. and Brazil. During the first quarter of 2001, we were awarded a new contract to supply approximately $30 million of umbilicals to Halliburton Company for the Barracuda and Caratinga Fields offshore Brazil. These will be manufactured in our Brazil plant with delivery anticipated to be in September 2002.

Our Mobile Offshore Production Systems revenues were higher in the first quarter of 2001 compared to both the immediately preceding quarter and the corresponding quarter of the prior year as we started receiving partial dayrate revenue from the Ocean Legend. We anticipate that the Ocean Legend will go on full dayrate during May 2001. Gross margins were lower than those of the corresponding period of the prior year due to lower project management fees from the Zafiro Producer and lower production-based revenues from the Ocean Producer. During the first quarter of 2001, we entered into a letter of intent to contract the Ocean Producer for seven years at another field in Angola. We anticipate that we will disconnect the Ocean Producer from its present location in May 2001 and commence moving it to a shipyard for modification, life extension and repair as required for the new location. We anticipate the Ocean Producer will be on its new location in the third quarter of 2001. Margins were lower than those of the immediately preceding quarter as that quarter included a gain of $1.8 million from the sale of an out-of-service semisubmersible rig. Although the prior year included a full year of operation of the Ocean Producer and a total $1.8 million of net gain from two sales and a writedown of out-of-service equipment, we anticipate that our Mobile Offshore Production Systems revenues and margins will be higher in 2001 than those of 2000 as a result of operations of the Ocean Legend.

Other Services revenues were lower than those of the corresponding quarter of the prior year due to the exchange of our Asia, Australia and Middle East diving operations in September 2000 for ROVs. Margins increased as the March 2000 quarter included losses incurred on two large jobs in India. Compared to the immediately preceding quarter, margins were lower on Gulf of Mexico projects and from inspection services. We anticipate that Other Services will operate at improved margins for the balance of 2001 as we expect higher utilization of our Ocean Intervention-class vessels doing project work.

ADVANCED TECHNOLOGIES.

Revenue and gross margin information is as follows:

                                      For the Three Months Ended
                                --------------------------------------
                                 Dec. 31,      Mar. 31,      Mar. 31,
                                   2001          2000          2000
                                ----------    ----------    ----------
                                            (in thousands)
               Revenues         $   23,113    $   28,667    $   25,712
               Gross margin          4,018         6,009         2,266
               Gross margin %           17%           21%            9%


Advanced Technologies revenues and margins were lower in the first quarter of 2001 than the corresponding quarter of last year due to lower results from our space services division and lower telecommunication activities, most of which were put into an unconsolidated joint venture in March 2000. The results in the first quarter of 2000 also included a large outfall job in Southeast Asia, which was performed using resources associated with our Other Services segment. The related assets were among those we later exchanged for ROVs. Compared to the immediately preceding quarter, margins were higher as that quarter reflected a $1.1 million loss provision related to a division which we no longer own. Our Advanced Technologies segment results depend on the level of government funding for NASA and U.S. Navy programs in which we currently participate or are pursuing.

OTHER.

Our equity in the earnings of our telecommunications joint venture was $377,000 for the quarter ended March 31, 2001, compared to a loss of $180,000 for the quarter ended March 31, 2000.

Interest expense for the quarter ended March 31, 2001 increased compared to the corresponding period of the prior year as we had higher debt levels. This debt had been incurred to fund the acquisition of additional equipment and expansion of our subsea products production capacity. Interest expense of $1,879,000 for the quarter ended March 31, 2001 was net of capitalized interest of $1,345,000.

Other expense in the first quarter of 2001 included the writeoff of $600,000 related to shares of Friede Goldman Halter, Inc. received as proceeds for the sale of an out-of-service jackup rig in the fourth quarter of 1999. Friede Goldman Halter, Inc. filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code on April 19, 2001. Friede Goldman Halter, Inc. was delisted from the New York Stock Exchange on April 19, 2001, at a closing price of $0.20 a share. It now trades on the Over the Counter Bulletin Board of NASDAQ (OTCBB) under the symbol FGHLQ.

The provisions for income taxes were related to U.S. income taxes that we provided at estimated annual effective rates using assumptions as to earnings and other factors that would affect the tax calculation for the remainder of the fiscal year and to the operations of foreign branches and subsidiaries that were subject to local income and withholding taxes.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There are no material changes from the information provided in Item 7A of our Report on Form 10-K for the period ended December 31, 2000.

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)        Exhibits.

                                                      Registration
                                                      or File          Form or    Report        Exhibit
                                                      Number           Report     Date          Number
                                                      ------------     --------   ------        -------
*3.01    Restated Certificate of Incorporation        1-10945          10-Q       Sept. 2000    3.01
 3.02    Amended and Restated By-Laws

* Indicates exhibit previously filed with the Securities and Exchange Commission as indicated and incorporated herein by reference.

(b)         Reports on Form 8-K.

            The registrant filed a report on Form 8-K dated March 26, 2001 furnishing under Item 9 information regarding the posting of a presentation on the Company's web site.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      OCEANEERING INTERNATIONAL, INC.
                                            (Registrant)






Date:  May 10, 2001        By: //s// JOHN R. HUFF
                               -------------------------------------------------
                               John R. Huff
                               Chairman and Chief Executive Officer





Date:  May 10, 2001        By: //s// MARVIN J. MIGURA
                               -------------------------------------------------
                               Marvin J. Migura
                               Senior Vice President and Chief Financial Officer





Date:  May 10, 2001        By: //s// JOHN L. ZACHARY
                               -------------------------------------------------
                               John L. Zachary
                               Controller and Chief Accounting Officer

                                 EXHIBIT INDEX

                                                      Registration
Exhibit                                               or File          Form or    Report       Exhibit
Number       Description                              Number           Report     Date         Number
-------      -----------                              ------------     --------   ------       -------
*3.01        Restated Certificate of Incorporation    1-10945          10-Q       Sept. 2000   3.01
 3.02        Amended and Restated By-Laws

* Indicates exhibit previously filed with the Securities and Exchange Commission as indicated and incorporated herein by reference.