Form 10-Q
period 2001-06-30
OCEANEERING INTERNATIONAL INC
filed 2001-08-09
CIK 73756

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[X]                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001
                                                 -------------

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
Yes  X   No
    ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                                  Outstanding at August 1, 2001
----------------------------                       -----------------------------
Common Stock, $.25 Par Value                                   23,593,436 shares

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                 OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                      June 30,   Dec. 31,
                                                        2001       2000
                                                      --------   --------
                                                         (in thousands)
ASSETS

Current Assets:
   Cash and cash equivalents                          $ 10,913   $  9,911
   Accounts receivable (net of allowance
     for doubtful accounts of $1,309 and $510)         138,600    107,417
   Prepaid expenses and other                           34,052     27,019
                                                      --------   --------
   Total current assets                                183,565    144,347
                                                      --------   --------

Property and Equipment, at cost                        544,168    523,385
Less: accumulated depreciation                         204,213    187,025
                                                      --------   --------
Net property and equipment                             339,955    336,360
                                                      --------   --------

Goodwill (net of amortization of $8,156 and $7,526)     10,833     11,493
                                                      --------   --------

Other Assets                                            22,893     20,484
                                                      --------   --------

   TOTAL ASSETS                                       $557,246   $512,684
                                                      ========   ========

LIABILITIES and SHAREHOLDERS' EQUITY

Current Liabilities:
   Accounts and notes payable                         $ 29,530   $ 25,149
   Accrued liabilities                                  69,392     60,139
   Income taxes payable                                 11,042      8,736
                                                      --------   --------
   Total current liabilities                           109,964     94,024
                                                      --------   --------

Long-term Debt, net of current portion                 190,000    180,000
                                                      --------   --------

Other Long-term Liabilities                             33,346     31,766
                                                      --------   --------

Commitments and Contingencies

Shareholders' Equity                                   223,936    206,894
                                                      --------   --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $557,246   $512,684
                                                      ========   ========



See Notes to Consolidated Financial Statements.

                 OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                  For the Three Months Ended   For the Six Months Ended
                                                           June 30,                    June 30,
                                                  --------------------------   ------------------------
                                                      2001          2000          2001          2000
                                                  -----------    -----------   ----------    ----------
                                                          (in thousands, except per share amounts)
Revenues                                           $  132,223    $  104,039    $  236,477    $  215,082
Cost of Services                                      107,482        88,666       190,932       182,232
Selling, General and Administrative Expenses           10,619         9,995        21,135        20,224
                                                   ----------    ----------    ----------    ----------

    Income from operations                             14,122         5,378        24,410        12,626

Interest Income                                           124           149           205           260

Interest Expense, net of capitalized interest of       (2,624)       (1,612)       (4,503)       (3,087)
$585 and $793, and $1,930 and $1,379

Other Income (Expense), Net                               251           309          (233)          111
                                                   ----------    ----------    ----------    ----------

    Income before income taxes                         11,873         4,224        19,879         9,910

Provision for Income Taxes                             (4,156)       (1,521)       (6,958)       (3,568)
                                                   ----------    ----------    ----------    ----------

    Net Income                                     $    7,717    $    2,703    $   12,921    $    6,342
                                                   ==========    ==========    ==========    ==========


Basic Earnings per Share                           $     0.33    $     0.12    $     0.55    $     0.28

Diluted Earnings per Share                         $     0.32    $     0.12    $     0.54    $     0.27

Weighted average number of common shares               23,464        22,865        23,313        22,820

Incremental shares from stock options                     558           321           523           310

Weighted average number of common shares and
equivalents                                            24,022        23,186        23,836        23,130



See Notes to Consolidated Financial Statements.

                 OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                 For the Six Months Ended
                                                                         June 30,
                                                                 ------------------------
                                                                    2001          2000
                                                                 ----------    ----------
                                                                     (in thousands)
Cash Flows from Operating Activities:

    Net Income                                                    $ 12,921    $  6,342
                                                                  --------    --------
    Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
    Depreciation and amortization                                   20,993      18,139
    Currency translation adjustments and other                        (834)       (510)
    Increase in accounts receivable                                (31,183)     (5,823)
    Increase in prepaid expenses and other current assets           (7,033)     (1,373)
    Increase in other assets                                          (137)     (2,122)
    Increase in current liabilities                                 15,215       1,415
    Increase in other long-term liabilities                          1,350       9,672
                                                                  --------    --------

    Total adjustments to net income                                 (1,629)     19,398
                                                                  --------    --------

Net Cash Provided by Operating Activities                           11,292      25,740
                                                                  --------    --------

Cash Flows from Investing Activities:
    Purchases of property and equipment and other                  (27,829)    (67,522)
                                                                  --------    --------

Net Cash Used in Investing Activities                              (27,829)    (67,522)
                                                                  --------    --------

Cash Flows from Financing Activities:
    Net proceeds from revolving credit and other long-term debt      9,927      39,554
    Proceeds from issuance of common stock                           7,612       2,229
    Purchases of treasury stock                                         --        (754)
                                                                  --------    --------

Net Cash Provided by Financing Activities                           17,539      41,029
                                                                  --------    --------

Net Increase (Decrease) in Cash and Cash Equivalents                 1,002        (753)

Cash and Cash Equivalents - Beginning of Year                        9,911      11,104
                                                                  --------    --------

Cash and Cash Equivalents - End of Period                         $ 10,913    $ 10,351
                                                                  ========    ========



See Notes to Consolidated Financial Statements.

                 OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       Basis of Presentation and Significant Accounting Policies

         These consolidated financial statements are unaudited and have been prepared pursuant to instructions for the Quarterly Report on Form 10-Q required to be filed with the Securities and Exchange Commission and do not include all information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles. These financial statements reflect all adjustments that Oceaneering's management believes are necessary to present fairly Oceaneering's financial position at June 30, 2001 and its results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Oceaneering's Report on Form 10-K for the period ended December 31, 2000. The results for interim periods are not necessarily indicative of annual results.


2.       Prepaid Expenses and Other Current Assets

         Prepaid expenses and other current assets consisted of the following:


                                             June 30,   Dec. 31,
                                               2001       2000
                                             --------   --------
                                                (in thousands)
Spare parts for remotely operated vehicles   $ 11,776   $ 10,568
Inventories, primarily raw materials           11,826      8,848
Other                                          10,450      7,603
                                             --------   --------
                                             $ 34,052   $ 27,019
                                             ========   ========

3.       Shareholders' Equity

         Shareholders' Equity consisted of the following:


                                                               June 30,      Dec. 31,
                                                                 2001          2000
                                                              ----------    ----------
                                                                   (in thousands)
Common Stock, par value $0.25;
    90,000,000 shares authorized;
    24,017,046 shares issued                                  $    6,004    $    6,004
Additional paid-in capital                                        81,351        78,945
Treasury stock; 453,667 and 979,285 shares, at average cost       (6,079)      (13,123)
Retained earnings                                                164,727       151,806
Accumulated other elements of comprehensive income               (22,067)      (16,738)
                                                              ----------    ----------

Total shareholders' equity                                    $  223,936    $  206,894
                                                              ==========    ==========

4.       Income Taxes

         Cash taxes paid were $5.4 million and $2.3 million for the six months ended June 30, 2001 and 2000, respectively.

5.       Earnings Per Share

         Oceaneering has computed earnings per share in accordance with Financial Accounting Standards Board Standard ("SFAS") No. 128, "Earnings Per Share."

6.       Business Segment Information

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

         There are no differences in the basis of segmentation or in the basis of measurement of segment profit or loss from those used in Oceaneering's consolidated financial statements for the period ended December 31, 2000. The following summarizes certain financial data by business segment:


                                                   For the Three Months Ended        For the Six Months Ended
                                              -----------------------------------    ------------------------
                                               June 30,     June 30,    March 31,     June 30,     June 30,
                                                 2001         2000         2001         2001         2000
                                              ----------   ----------   ----------   ----------   -----------
                                                                      (in thousands)
Revenues
    Offshore Oil and Gas
         ROVs                                 $   40,584   $   25,362   $   32,234   $   72,818   $   47,394
         Subsea Products                          27,194       22,502       22,161       49,355       48,896
         Mobile Offshore Production Systems       11,130        5,980        6,979       18,109       11,845
         Other Services                           27,722       22,535       19,767       47,489       50,620
                                              ----------   ----------   ----------   ----------   ----------
    Total Offshore Oil and Gas                   106,630       76,379       81,141      187,771      158,755
    Advanced Technologies                         25,593       27,660       23,113       48,706       56,327
                                              ----------   ----------   ----------   ----------   ----------
         Total                                $  132,223   $  104,039   $  104,254   $  236,477   $  215,082
                                              ==========   ==========   ==========   ==========   ==========

Gross Margins
    Offshore Oil and Gas
         ROVs                                 $   12,544   $    5,777   $    9,832   $   22,376   $   11,803
         Subsea Products                             259        2,344        3,028        3,287        5,438
         Mobile Offshore Production Systems        2,591        1,331        1,854        4,445        3,519
         Other Services                            4,659        1,235        2,072        6,731        1,395
                                              ----------   ----------   ----------   ----------   ----------
    Total Offshore Oil and Gas                    20,053       10,687       16,786       36,839       22,155
    Advanced Technologies                          4,688        4,686        4,018        8,706       10,695
                                              ----------   ----------   ----------   ----------   ----------
         Total                                $   24,741   $   15,373   $   20,804   $   45,545   $   32,850
                                              ==========   ==========   ==========   ==========   ==========

7.       Comprehensive Income

         Effective April 1, 1998, Oceaneering adopted SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and displaying comprehensive income and its components. Comprehensive income is the total of net income and all nonowner changes in equity. The amounts of comprehensive income for each of the three- and six-month periods ended June 30, 2001 and 2000 are as follows:

                                                      Three Months Ended          Six Months Ended
                                                           June 30,                    June 30,
                                                   ------------------------    ------------------------
                                                      2001          2000          2001          2000
                                                   ----------    ----------    ----------    ----------
                                                                      (in thousands)
Net Income per Consolidated Statements of Income   $    7,717    $    2,703    $   12,921    $    6,342
Foreign Currency Translation Losses                    (2,090)       (2,197)       (5,329)       (3,856)
                                                   ----------    ----------    ----------    ----------
Comprehensive Income                               $    5,627    $      506    $    7,592    $    2,486
                                                   ==========    ==========    ==========    ==========

         Amounts comprising other elements of comprehensive income in Shareholders' Equity:

                                                       June 30, 2001    December 31, 2000
                                                       -------------    -----------------
                                                                 (in thousands)
Accumulated Foreign Currency Translation Adjustments   $     (22,067)   $         (16,738)
                                                       =============    =================

8.       New Accounting Standards

         In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires the use of the purchase method of accounting for all business combinations entered into after June 30, 2001. SFAS No. 141 also specifies criteria intangible assets must meet to be recognized and reported apart from goodwill. SFAS No. 142 changes the accounting method for goodwill from an amortization to an impairment-only approach. SFAS No. 142 will be effective for Oceaneering's quarter ended March 31, 2002 and early adoption of this statement is not permitted. Oceaneering, therefore, will continue to amortize existing goodwill pursuant to existing pronouncements until December 31, 2001, except that the new standards will be immediately effective for any future business combination Oceaneering completes. Any transition charges recognized upon implementation of SFAS No. 142 will be accounted for as a cumulative effect of a change in accounting principle. Oceaneering is currently evaluating the possible effects of the adoption of these standards on its financial position and results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

All statements in this Form 10-Q, other than statements of historical facts, including, without limitation, statements regarding our business strategy, plans for future operations and industry conditions, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to various risks, uncertainties and assumptions, including those we refer to under the headings "Business -- Risks and Insurance" and "Cautionary Statement Concerning Forward-Looking Statements" in Part I of our Report on Form 10-K for the period ended December 31, 2000. Although we believe that the expectations reflected in such forward-looking statements are reasonable, because of the inherent limitations in the forecasting process, as well as the relatively volatile nature of the industries in which we operate, we can give no assurance that those expectations will prove to be correct. Accordingly, evaluation of our future prospects must be made with caution when relying on forward-looking information.

Material Changes in Financial Condition

We consider our liquidity and capital resources adequate to support our operations and capital commitments. At June 30, 2001, we had working capital of $74 million, including $11 million of unrestricted cash, and we had $40 million of borrowing capacity available under our bank revolving credit facility.

Our capital expenditures were $28 million during the six months ended June 30, 2001, as compared to $71 million during the corresponding period of last year. Capital expenditures in the current year consisted of the final costs related to the conversion of a jackup drilling rig to a mobile offshore production unit and additions to our fleet of ROVs. Prior year expenditures consisted of the start of conversion of the jackup drilling rig to a mobile offshore production unit, additions to our fleet of ROVs and multiservice vessel construction.

Commitments for capital expenditures at June 30, 2001 were approximately $14 million for modification of the FPSO Ocean Producer. These modifications are required for the new seven-year contract that we discuss below.

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

Consolidated revenue and margin information is as follows:

                         For the Three Months Ended      For the Six Months Ended
                     ----------------------------------  ------------------------
                     June 30,    June 30,    March 31,     June 30,    June 30,
                       2001        2000         2001         2001        2000
                     --------    --------    ----------    --------    --------
                                           (in thousands)
Revenues             $132,223    $104,039    $  104,254    $236,477    $215,082
Gross margin           24,741      15,373        20,804      45,545      32,850
Gross margin %             19%         15%           20%         19%         15%
Operating margin %         11%          5%           10%         10%          6%

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

Our Offshore Oil and Gas business results are influenced by the level of capital spending by oil and gas companies in the offshore sector, particularly in deepwater, that is, at water depths of 1,000 feet or more. We have seen increases in deepwater activity compared to the quarter ended March 31, 2001 and anticipate that this trend will continue through this year and into 2002.

OFFSHORE OIL AND GAS

The table below sets forth our revenues and gross margins for our Offshore Oil and Gas business for the periods indicated.


                                           For the Three Months Ended          For the Six Months Ended
                                     --------------------------------------    ------------------------
                                      June 30,      June 30,      March 31,     June 30,      June 30,
                                        2001          2000          2001          2001          2000
                                     ----------    ----------    ----------    ----------    ----------
                                                               (in thousands)
ROVs
    Revenues                         $   40,584    $   25,362    $   32,234    $   72,818    $   47,394
    Gross margin                         12,544         5,777         9,832        22,376        11,803
    Gross margin %                           31%           23%           31%           31%           25%
    Work class utilization %                 79%           63%           71%           75%           62%

Subsea Products
    Revenues                         $   27,194    $   22,502    $   22,161    $   49,355    $   48,896
    Gross margin                            259         2,344         3,028         3,287         5,438
    Gross margin %                            1%           10%           14%            7%           11%

Mobile Offshore Production Systems
    Revenues                         $   11,130    $    5,980    $    6,979    $   18,109    $   11,845
    Gross margin                          2,591         1,331         1,854         4,445         3,519
    Gross margin %                           23%           22%           27%           25%           30%

Other Services
    Revenues                         $   27,722    $   22,535    $   19,767    $   47,489    $   50,620
    Gross margin                          4,659         1,235         2,072         6,731         1,395
    Gross margin %                           17%            5%           10%           14%            3%

Total Offshore Oil and Gas
    Revenues                         $  106,630    $   76,379    $   81,141    $  187,771    $  158,755
    Gross margin                         20,053        10,687        16,786        36,839        22,155
    Gross margin %                           19%           14%           21%           20%           14%

ROV segment operating income has been increasing due to both additional units available for service and higher utilization. The higher utilization rates have resulted from the return to service of more floating deepwater drilling rigs and a rise in offshore construction-related activities.

Our Subsea Products revenues were higher compared to the quarter ended June 30, 2000 due to increased activity levels in our production of control systems. The gross margin is lower in the quarter ended June 30, 2001 due to a loss of $3.5 million recognized on a large steel tube umbilical order in our U.K. plant. We completed this order in the quarter ended June 30, 2001.

Our Mobile Offshore Production Systems revenues and gross margins were higher in the second quarter of 2001 compared to both the immediately preceding quarter and the quarter ended June 30, 2000 as we started receiving partial dayrate revenue from the Ocean Legend in the first quarter and full dayrate in the second quarter of 2001. In the second quarter of 2001, we entered into a contract for the FPSO Ocean Producer for seven years at another field in Angola. We disconnected the Ocean Producer from its location in May 2001 and moved it to a shipyard for modification, life extension and repair as required for the new location. The modifications will have a net cost of approximately $14 million and will include an upgraded mooring system, the addition of water injection equipment and preparation for the future addition of gas injection equipment. We anticipate the Ocean Producer will be moved to its new location in the fourth quarter of 2001. Although the prior year included a full year of operation of the Ocean Producer and a total of $1.8 million of net gain from two sales and a writedown of out-of-service equipment, we anticipate that our Mobile Offshore Production Systems revenues and margins will be higher in 2001 than those of 2000 as a result of operations of the Ocean Legend.

Increased offshore activity in the Gulf of Mexico contributed to the significant improvement in gross margins in our Other Services segment. The comparison of the year-to-date results for this segment to its results for the corresponding period of the prior year also reflects the benefits from our exit in 2000 from non-U.S. oilfield diving and vessel activities, which usually consisted of light construction jobs performed at low margins. We anticipate that Other Services will operate at improved margins for the balance of 2001 as compared to 2000, as we expect higher utilization of our Ocean Intervention-class vessels doing project work.

ADVANCED TECHNOLOGIES

Revenue and gross margin information is as follows:


                       For the Three Months Ended          For the Six Months Ended
                 --------------------------------------    ------------------------
                  June 30,      June 30,      March 31,     June 30,      June 30,
                    2001          2000          2001          2001          2000
                 ----------    ----------    ----------    ----------    ----------
                                           (in thousands)
Revenues         $   25,593    $   27,660    $   23,113    $   48,706    $   56,327
Gross margin          4,688         4,686         4,018         8,706        10,695
Gross margin %           18%           17%           17%           18%           19%

Advanced Technologies revenues were lower in the second quarter of 2001 than the quarter ended June 30, 2000 due to lower activities related to theme park attractions. The results in the first six months of 2001 were lower than those achieved in the first six months of 2000 as the prior year included a large outfall job in Southeast Asia, which was performed using resources associated with our Other Services segment. The related assets were among those we later exchanged for ROVs. Our Advanced Technologies segment results depend in part on the level of government funding for NASA and U.S. Navy programs in which we currently participate or are pursuing.

OTHER

Our equity in the earnings of our telecommunications joint venture was $345,000 and $722,000 for the three and six months ended June 30, 2001, compared to income of $42,000 and a loss of $138,000 for the three and six months ended June 30, 2000.

Interest expense for the periods ended June 30, 2001 increased compared to the corresponding periods of the prior year as we had higher debt levels. This debt had been incurred to fund the acquisition of additional equipment and expansion of our Subsea Products production capacity. Interest expense of $2,624,000 and $4,503,000 for the three and six months ended June 30, 2001 was net of capitalized interest of $585,000 and $1,930,000.

Other expense in the first half of 2001 included the first quarter writeoff of $600,000 related to the shares of Friede Goldman Halter, Inc. we received as proceeds for the sale of an out-of-service jackup rig in the fourth quarter of 1999. Friede Goldman Halter, Inc. filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code on April 19, 2001. Friede Goldman Halter, Inc. was delisted from the New York Stock Exchange on April 19, 2001. It now trades on the Over-the-Counter Bulletin Board of NASDAQ (OTCBB) under the symbol FGHLQ.

The provisions for income taxes were related to U.S. income taxes that we provided at estimated annual effective rates using assumptions as to earnings and other factors that would affect the tax calculation for the remainder of the year and to the operations of foreign branches and subsidiaries that were subject to local income and withholding taxes.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There are no material changes from the information provided in Item 7A of our Report on Form 10-K for the period ended December 31, 2000.



                           PART II - OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         (a) Oceaneering International, Inc. held its Annual Meeting of Shareholders on May 18, 2001. The following matters were voted upon at the Annual Meeting, with the voting results as follows:

                  (1)  Election of Class III Directors

                       Nominee                     Shares Voted For           Votes Withheld
                       ----------------------      ----------------           --------------
                       David S. Hooker             19,376,750                 202,103
                       Harris J. Pappas            19,376,675                 202,178

                       Messrs. Charles B. Evans, John R. Huff and D. Michael Hughes also continued as directors immediately following the Annual Meeting.

                  (2) Ratification of the appointment of Arthur Andersen LLP as independent auditors for the Company.

                       Shares Voted For   Shares Voted Against       Shares Abstaining
                       ----------------   --------------------       -----------------
                       19,547,051         28,062                     3,740


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits.

                                                              Registration
                                                              or File           Form or      Report         Exhibit
                                                              Number            Report       Date           Number
                                                              ------------      -------      ------         -------
         *  3.01    Restated Certificate of Incorporation     1-10945           10-Q         Sept. 2000     3.01

         *  3.02    Amended and Restated By-Laws              1-10945           10-Q         Mar. 2001      3.02

            10.1    Defined Contribution Master Plan and
                    Trust Agreement and Adoption Agreement
                    for the Oceaneering International, Inc.
                    Retirement Investment Plan

         * Indicates exhibit previously filed with the Securities and Exchange Commission as indicated and incorporated herein by reference.

(b) The Company filed the following reports on Form 8-K during the quarter for which this report is filed.

      Date                 Description
      ----                 -----------

      April 3, 2001        Announcement that the Annual Meeting of Shareholders
                           would be held on May 18, 2001.

      May 16, 2001         Information furnished under Item 9 regarding the
                           posting of a presentation on the Company's Web site.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 OCEANEERING INTERNATIONAL, INC.
                                                 (Registrant)






Date: August 9, 2001                   By:  /s/ JOHN R. HUFF
                                            ------------------------------------
                                            John R. Huff
                                            Chairman and Chief Executive Officer





Date: August 9, 2001                   By:  /s/ MARVIN J. MIGURA
                                            ------------------------------------
                                            Marvin J. Migura
                                            Senior Vice President and Chief
                                            Financial Officer





Date: August 9, 2001                   By:  /s/ JOHN L. ZACHARY
                                            ------------------------------------
                                            John L. Zachary
                                            Controller and Chief Accounting
                                            Officer