Form 10-Q
period 2001-09-30
OCEANEERING INTERNATIONAL INC
filed 2001-11-08
CIK 73756

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X]                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001
                                               ------------------

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

Yes  X   No
    ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                  Outstanding at November 2, 2001
----------------------------                     -------------------------------
Common Stock, $.25 Par Value                            23,633,646 shares

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                 OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                       Sept. 30,      Dec. 31,
                                                         2001           2000
                                                       ---------      --------

ASSETS

Current Assets:
   Cash and cash equivalents                            $  4,579      $  9,911
   Accounts receivable, net of allowance
     for doubtful accounts of $1,349 and $510            158,409       107,417
   Prepaid expenses and other                             29,509        27,019
                                                        --------      --------
   Total current assets                                  192,497       144,347
                                                        --------      --------

Property and Equipment, at cost                          569,385       523,385
Less: accumulated depreciation                           218,296       187,025
                                                        --------      --------
Net property and equipment                               351,089       336,360
                                                        --------      --------

Goodwill, net of amortization of $8,485 and $7,526        14,369        11,493
                                                        --------      --------

Other Assets                                              22,951        20,484
                                                        --------      --------

   TOTAL ASSETS                                         $580,906      $512,684
                                                        ========      ========

LIABILITIES and SHAREHOLDERS' EQUITY

Current Liabilities:
   Accounts and notes payable                           $ 28,722      $ 25,149
   Accrued liabilities                                    72,929        60,139
   Income taxes payable                                   15,399         8,736
                                                        --------      --------
   Total current liabilities                             117,050        94,024
                                                        --------      --------

Long-term Debt, net of current portion                   190,000       180,000
                                                        --------      --------

Other Long-term Liabilities                               34,828        31,766
                                                        --------      --------

Commitments and Contingencies

Shareholders' Equity                                     239,028       206,894
                                                        --------      --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $580,906      $512,684
                                                        ========      ========

See Notes to Consolidated Financial Statements.

                 OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)

                                                      For the Three Months Ended      For the Nine Months Ended
                                                            September 30,                  September 30,
                                                      --------------------------      -------------------------
                                                        2001             2000           2001            2000
                                                      ---------       ----------      ---------       ---------

Revenues                                              $ 141,681       $ 100,464       $ 378,158       $ 315,546
Cost of Services                                        112,636          82,091         303,568         264,323
Selling, General and Administrative Expenses             10,876          10,393          32,011          30,617
                                                      ---------       ---------       ---------       ---------

    Income from operations                               18,169           7,980          42,579          20,606

Interest Income                                             120              96             325             356

Interest Expense, net of capitalized interest of
$107 and $938, and $2,037 and $2,317                     (2,752)         (1,950)         (7,255)         (5,037)

Other Income, Net                                           373             303             140             414
                                                      ---------       ---------       ---------       ---------

    Income before income taxes                           15,910           6,429          35,789          16,339

Provision for Income Taxes                               (5,568)         (2,317)        (12,526)         (5,885)
                                                      ---------       ---------       ---------       ---------

    Net Income                                        $  10,342       $   4,112       $  23,263       $  10,454
                                                      =========       =========       =========       =========

Basic Earnings per Share                              $    0.44       $    0.18       $    0.99       $    0.46

Diluted Earnings per Share                            $    0.43       $    0.18       $    0.97       $    0.45

Weighted average number of common shares                 23,596          22,941          23,407          22,860

Incremental shares from stock options                       377             280             475             300

Weighted average number of common shares and
equivalents                                              23,973          23,221          23,882          23,160

See Notes to Consolidated Financial Statements.

                 OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                    For the Nine Months Ended
                                                                          September 30,
                                                                    -------------------------
                                                                       2001           2000
                                                                     --------       --------

Cash Flows from Operating Activities:

    Net Income                                                       $ 23,263       $ 10,454
                                                                     --------       --------
    Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
    Depreciation and amortization                                      32,890         30,010
    Currency translation adjustments and other                            365           (858)
    Increase in accounts receivable                                   (50,992)        (6,980)
    Increase in prepaid expenses and other current assets              (2,490)        (2,530)
    Increase in other assets                                           (1,279)        (2,716)
    Increase (decrease) in current liabilities                         22,286        (11,244)
    Increase in other long-term liabilities                             2,832         10,576
                                                                     --------       --------

    Total adjustments to net income                                     3,612         16,258
                                                                     --------       --------

Net Cash Provided by Operating Activities                              26,875         26,712
                                                                     --------       --------

Cash Flows from Investing Activities:
    Purchases of property and equipment and other                     (50,745)       (95,999)
                                                                     --------       --------

Net Cash Used in Investing Activities                                 (50,745)       (95,999)
                                                                     --------       --------

Cash Flows from Financing Activities:
    Net proceeds from revolving credit and other long-term debt         9,942         61,975
    Proceeds from issuance of common stock                              8,737          2,842
    Purchases of treasury stock                                          (141)          (754)
                                                                     --------       --------

Net Cash Provided by Financing Activities                              18,538         64,063
                                                                     --------       --------

Net Decrease in Cash and Cash Equivalents                              (5,332)        (5,224)

Cash and Cash Equivalents - Beginning of Year                           9,911         11,104
                                                                     --------       --------

Cash and Cash Equivalents - End of Period                            $  4,579       $  5,880
                                                                     ========       ========

See Notes to Consolidated Financial Statements.

                 OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation and Significant Accounting Policies

     These consolidated financial statements are unaudited and have been prepared pursuant to instructions for the Quarterly Report on Form 10-Q required to be filed with the Securities and Exchange Commission and do not include all information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles. These financial statements reflect all adjustments that Oceaneering's management believes are necessary to present fairly Oceaneering's financial position at September 30, 2001 and its results of operations and cash flows for the periods presented. All such adjustments are of a normal and recurring nature. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Oceaneering's Report on Form 10-K for the period ended December 31, 2000. The results for interim periods are not necessarily indicative of annual results.

2.   Prepaid Expenses and Other Current Assets

     Prepaid expenses and other current assets consisted of the following:

                                               Sept. 30,    Dec. 31,
                                                 2001         2000
                                               ---------    --------
                                                  (in thousands)

Spare parts for remotely operated vehicles      $13,675      $10,568
Inventories, primarily raw materials              7,225        8,848
Other                                             8,609        7,603
                                                -------      -------
                                                $29,509      $27,019
                                                =======      =======

3.   Shareholders' Equity

     Shareholders' Equity consisted of the following:

                                                                 Sept. 30,        Dec. 31,
                                                                   2001            2000
                                                                 ---------       ---------
                                                                       (in thousands)

Common Stock, par value $0.25;
    90,000,000 shares authorized;
    24,017,046 shares issued                                     $   6,004       $   6,004
Additional paid-in capital                                          82,376          78,945
Treasury stock; 410,878 and 979,285 shares, at average cost         (5,513)        (13,123)
Retained earnings                                                  175,069         151,806
Accumulated other elements of comprehensive income                 (18,908)        (16,738)
                                                                 ---------       ---------
Total shareholders' equity                                       $ 239,028       $ 206,894
                                                                 =========       =========

4.   Income Taxes

     Cash taxes paid were $6.7 million and $4.1 million for the nine months ended September 30, 2001 and 2000, respectively.

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

     There are no differences in the basis of segmentation or in the basis of measurement of segment profit or loss from those used in Oceaneering's consolidated financial statements for the period ended December 31, 2000. The following summarizes certain financial data by business segment:

                                                      For the Three Months Ended          For the Nine Months Ended
                                                 ------------------------------------     -------------------------
                                                 Sept. 30,     Sept. 30,     June 30,      Sept. 30,     Sept. 30,
                                                   2001          2000          2001          2001          2000
                                                 ---------     ---------     --------      ---------     ---------
                                                                         (in thousands)

Revenues
    Offshore Oil and Gas
         ROVs                                    $ 39,956      $ 27,634      $ 40,584      $112,774      $ 75,028
         Subsea Products                           39,409        21,057        27,194        88,764        69,953
         Mobile Offshore Production Systems         9,031         5,281        11,130        27,140        17,126
         Other Services                            26,836        20,851        27,722        74,325        71,471
                                                 --------      --------      --------      --------      --------
    Total Offshore Oil and Gas                    115,232        74,823       106,630       303,003       233,578
    Advanced Technologies                          26,449        25,641        25,593        75,155        81,968
                                                 --------      --------      --------      --------      --------
         Total                                   $141,681      $100,464      $132,223      $378,158      $315,546
                                                 ========      ========      ========      ========      ========

Gross Margins
    Offshore Oil and Gas
         ROVs                                    $ 10,925      $  7,003      $ 12,544      $ 33,301      $ 18,806
         Subsea Products                            7,086         2,519           259        10,373         7,957
         Mobile Offshore Production Systems         3,967         2,168         2,591         8,412         5,687
         Other Services                             2,552         2,249         4,659         9,283         3,644
                                                 --------      --------      --------      --------      --------
    Total Offshore Oil and Gas                     24,530        13,939        20,053        61,369        36,094
    Advanced Technologies                           4,515         4,434         4,688        13,221        15,129
                                                 --------      --------      --------      --------      --------
         Total                                   $ 29,045      $ 18,373      $ 24,741      $ 74,590      $ 51,223
                                                 ========      ========      ========      ========      ========

6.   Comprehensive Income

     Comprehensive income is the total of net income and all nonowner changes in equity. The amounts of comprehensive income for each of the three- and nine-month periods ended September 30, 2001 and 2000 are as follows:

                                                        Three Months Ended            Nine Months Ended
                                                           September 30,                September 30,
                                                      ----------------------       -----------------------
                                                        2001          2000           2001           2000
                                                      --------      --------       --------       --------
                                                                        (in thousands)

Net Income per Consolidated Statements of Income      $ 10,342      $  4,112       $ 23,263       $ 10,454
Foreign Currency Translation Gains (Losses)              3,159        (2,516)        (2,170)        (6,372)
                                                      --------      --------       --------       --------
Comprehensive Income                                  $ 13,501      $  1,596       $ 21,093       $  4,082
                                                      ========      ========       ========       ========

         Amounts comprising other elements of comprehensive income in Shareholders' Equity:

                                                       September 30, 2001    December 31, 2000
                                                       ------------------    -----------------
                                                                   (in thousands)

Accumulated Net Foreign Currency Translation Losses         $ (18,908)         $ (16,738)
                                                            =========          =========

7.   New Accounting Standards

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires the use of the purchase method of accounting for all business combinations entered into after June 30, 2001. SFAS No. 141 also specifies criteria intangible assets must meet to be recognized and reported apart from goodwill. SFAS No. 142 changes the accounting method for goodwill from an amortization to an impairment-only approach. SFAS No. 142 will be effective for Oceaneering's quarter ended March 31, 2002, and early adoption of this statement is not permitted. Oceaneering, therefore, will continue to amortize goodwill existing at June 30, 2001 pursuant to existing pronouncements until December 31, 2001. The new standards are immediately effective for any business combination Oceaneering completes after June 30, 2001, which includes an acquisition it completed during the three months ended September 30, 2001. Oceaneering will account for any transition charges it recognizes upon implementation of SFAS No. 142 as a cumulative effect of a change in accounting principle. Oceaneering is currently evaluating the possible effects of the adoption of these standards on its financial position and results of operations.

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

Material Changes in Financial Condition

We consider our liquidity and capital resources adequate to support our operations and capital commitments. At September 30, 2001, we had working capital of $75 million, including $5 million of unrestricted cash, and we had $40 million of borrowing capacity available under our bank revolving credit facility.

Our capital expenditures were $51 million during the nine months ended September 30, 2001, as compared to $108 million during the corresponding period of last year. Capital expenditures in the current year consisted of the final costs related to the conversion of a jackup drilling rig to a mobile offshore production unit, modifications to the FPSO Ocean Producer and additions to our fleet of ROVs. Prior year expenditures consisted of the start of conversion of the jackup drilling rig, additions to our fleet of ROVs and multiservice vessel construction.

Commitments for capital expenditures at September 30, 2001 were the remaining $3 million of a total of approximately $14 million for modification of the FPSO Ocean Producer. These modifications are required for the new seven-year contract that we discuss below.

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

Consolidated revenue and margin information is as follows:

                              For the Three Months Ended            For the Nine Months Ended
                        --------------------------------------      -------------------------
                        Sept. 30,      Sept. 30,      June 30,       Sept. 30,      Sept. 30,
                          2001           2000           2001           2001           2000
                        ---------      ---------      --------       ---------      ---------
                                       (in thousands, except for percentages)

Revenues                $141,681       $100,464       $132,223       $378,158       $315,546
Gross margin              29,045         18,373         24,741         74,590         51,223
Gross margin %                21%            18%            19%            20%            16%
Operating margin %            13%             8%            11%            11%             7%

We generate a material amount of our consolidated revenue from contracts for marine services in the Gulf of Mexico and North Sea, which are usually more active from April through November compared to the rest of the year. Our exit from the diving sector in the North Sea in early 1998 and the substantial number of multi-year ROV drill support contracts that we entered into since calendar year 1997 have reduced the seasonality of our ROV and Other Services operations. As a result of the normal seasonality of offshore activity, we anticipate a decline in the fourth quarter of 2001. Revenues in our Mobile Offshore Production Systems, Subsea Products and Advanced Technologies segments are generally not seasonal.

Our Offshore Oil and Gas business results are influenced by the level of capital spending by oil and gas companies in the offshore sector, particularly in deepwater, that is, at water depths of 1,000 feet or more. During 2001 we have seen an increase in deepwater activity and this trend is expected to continue. However, oil and gas companies have not announced their capital budgets for 2002, and the degree to which deepwater spending will differ from 2001 is uncertain.

OFFSHORE OIL AND GAS

The table below sets forth our revenues and gross margins for our Offshore Oil and Gas business for the periods indicated.

                                             For the Three Months Ended              For the Nine Months Ended
                                        --------------------------------------       -------------------------
                                        Sept. 30,      Sept. 30,      June 30,       Sept. 30,       Sept. 30,
                                          2001           2000           2001           2001            2000
                                        ---------      ---------      --------       ---------      ----------
                                                       (in thousands, except for percentages)

ROVs
    Revenues                            $ 39,956       $ 27,634       $ 40,584       $112,774       $ 75,028
    Gross margin                          10,925          7,003         12,544         33,301         18,806
    Gross margin %                            27%            25%            31%            30%            25%
    Work class utilization %                  79%            71%            79%            77%            65%

Subsea Products
    Revenues                            $ 39,409       $ 21,057       $ 27,194       $ 88,764       $ 69,953
    Gross margin                           7,086          2,519            259         10,373          7,957
    Gross margin %                            18%            12%             1%            12%            11%

Mobile Offshore Production Systems
    Revenues                            $  9,031       $  5,281       $ 11,130       $ 27,140       $ 17,126
    Gross margin                           3,967          2,168          2,591          8,412          5,687
    Gross margin %                            44%            41%            23%            31%            33%

Other Services
    Revenues                            $ 26,836       $ 20,851       $ 27,722       $ 74,325       $ 71,471
    Gross margin                           2,552          2,249          4,659          9,283          3,644
    Gross margin %                            10%            11%            17%            12%             5%

Total Offshore Oil and Gas
    Revenues                            $115,232       $ 74,823       $106,630       $303,003       $233,578
    Gross margin                          24,530         13,939         20,053         61,369         36,094
    Gross margin %                            21%            19%            19%            20%            15%

ROV segment operating income has been increasing due to both additional units available for service and higher utilization rates. The higher utilization rates have resulted from the return to service of more floating deepwater drilling rigs and a rise in offshore construction-related activities. Operating income for the quarter ended September 30, 2001 was less than the immediately preceding quarter, as our margin percentage returned to more historic levels on reduced construction work and normal repair and maintenance costs.

Our Subsea Products results were improved because our umbilical plants have started to produce under contracts which were awarded in improved market conditions. During the second quarter, we completed the largest contract we undertook during the prior period of lesser demand, a large steel tube umbilical order, at a loss. The completion of this project also freed up capacity at our U.K. plant for profitable work. Gross margin in the quarter ended June 30, 2001 included a loss of $3.5 million recognized on the steel tube umbilical order.

Our Mobile Offshore Production Systems gross margins were higher in the third quarter of 2001 compared to both the immediately preceding quarter and the quarter ended September 30, 2000, as we received partial dayrate revenue from the Ocean Legend for a portion of the first quarter and full dayrate starting mid-second quarter of 2001. The financial contribution from this segment for the three and nine months ended September 30, 2001 would have been better, if not for a problem encountered during the gas injection commissioning phase in July, when the gas compression equipment module on the Ocean Legend failed to perform up to design specifications. The manufacturer has effected the necessary repairs and modifications, and the cost was covered by warranty. We are testing the re-installed gas compression system and we expect to have it fully functional in early November. While the system was out of service, production continued at a reduced rate determined by our customer, with gas being flared rather than reinjected. While the contract provides for us to remain on full dayrate during such period, we did not record the $1.1 million of revenue questioned by our customer during the quarter. Discussions are ongoing, and our relations with the customer remain harmonious.

In the second quarter of 2001, we entered into a contract for the FPSO Ocean Producer for seven years at another field in Angola. We disconnected the Ocean Producer from its location in May 2001 and moved it to a shipyard for modification, life extension and repair as required for the new location. The modifications will have a net cost of approximately $14 million and will include an upgraded mooring system, the addition of water injection equipment and preparation for the future addition of gas injection equipment. The shipyard portion of the modifications was completed in the quarter ended September 30, 2001. The Ocean Producer commenced operations under the new contract at the end of October 2001.

Although the prior year included a full year of operation of the Ocean Producer and a total of $1.8 million of net gain from two sales and a writedown of out-of-service equipment, we anticipate that our Mobile Offshore Production Systems revenues and margins will be higher in 2001 than those of 2000 as a result of operations of the Ocean Legend.

Increased offshore activity in the Gulf of Mexico contributed to the significant improvement in gross margins for the nine months ended September 30, 2001 in our Other Services segment. The comparison of results for this segment to its results for the corresponding period of the prior year also reflects the benefits from our exit in 2000 from non-U.S. oilfield diving and vessel activities, which usually consisted of light construction jobs performed at low margins. We experienced a decline in Gulf of Mexico diving and vessel results in the third quarter of 2001 compared to the immediately preceding quarter, caused by various competitive factors in offshore construction-related activity.

ADVANCED TECHNOLOGIES

Revenue and gross margin information is as follows:

                         For the Three Months Ended         For the Nine Months Ended
                   -------------------------------------    -------------------------
                   Sept. 30,    Sept. 30,       June 30,     Sept. 30,     Sept. 30,
                     2001          2000          2001          2001          2000
                   ---------    ---------       --------     ---------     ---------
                                 (in thousands, except for percentages)

Revenues            $26,449       $25,641       $25,593       $75,155       $81,968
Gross margin          4,515         4,434         4,688        13,221        15,129
Gross margin %           17%           17%           18%           18%           18%

Advanced Technologies revenues and margins were fairly consistent for the three-month periods shown above. The results in the first nine months of 2001 were lower than those achieved in the first nine months of 2000, as the prior year period included a large outfall job in Southeast Asia, which we performed using resources associated with our Other Services segment. The related assets were among those we later exchanged for ROVs. Our Advanced Technologies segment results depend in part on the level of government funding for NASA and U.S. Navy programs in which we currently participate or are pursuing.

OTHER

Interest expense for the nine months ended September 30, 2001 increased compared to the corresponding period of the prior year as we had higher debt levels. This debt had been incurred to fund the acquisition of additional equipment and expansion of our Subsea Products production capacity. Before capitalized interest, interest costs for the three months ended September 30, 2001 were slightly less than the year-earlier period, as lower interest rates more than offset the impact of higher debt levels for the quarter. Interest expense of $2,752,000 and $7,255,000 for the three and nine months ended September 30, 2001 was net of capitalized interest of $107,000 and $2,037,000, respectively.

Our equity in the earnings of our telecommunications joint venture was $266,000 and $988,000 for the three and nine months ended September 30, 2001, respectively, compared to income of $90,000 and a loss of $48,000 for the three and nine months ended September 30, 2000, respectively. The improved results were accomplished with better utilization of equipment and execution of projects. The outlook for the near-term joint venture results is negative, as industry conditions indicate that demand for subsea cable installation activity will be substantially lower for the near future.

Other expense in the first nine months of 2001 included the first quarter writeoff of $600,000 related to the shares of Friede Goldman Halter, Inc. we received as proceeds for the sale of an out-of-service jackup rig in the fourth quarter of 1999. Friede Goldman Halter, Inc. filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code on April 19, 2001. Friede Goldman Halter, Inc. was delisted from the New York Stock Exchange on April 19, 2001. It now trades on the Over-the-Counter Bulletin Board of NASDAQ (OTCBB) under the symbol FGHLQ.

The provisions for income taxes were related to U.S. income taxes that we estimated at annual effective rates using assumptions as to earnings and other factors that would affect the tax calculation for the remainder of the year and to the operations of foreign branches and subsidiaries subject to local income and withholding taxes.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There are no material changes from the information provided in Item 7A of our Report on Form 10-K for the period ended December 31, 2000.

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits.

                                                     Registration
                                                     or File          Form or        Report       Exhibit
                                                     Number           Report         Date         Number
                                                     ------------     -------       ----------    -------
*  3.01    Restated Certificate of Incorporation     1-10945           10-Q         Sept. 2000     3.01
*  3.02    Amended and Restated By-Laws              1-10945           10-Q         Mar. 2001      3.02

----------

     * Indicates exhibit previously filed with the Securities and Exchange Commission as indicated and incorporated herein by reference.

(b) We filed the following reports on Form 8-K during the quarter for which this report is filed:

Date              Description
----              -----------

July 18, 2001     Information furnished under Item 9 regarding the posting of a presentation on our Web site.

August 9, 2001    Information furnished under Item 9 regarding the posting of a presentation on our Web site.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        OCEANEERING INTERNATIONAL, INC.
                                        (Registrant)

Date: November 8, 2001     By: /s/ JOHN R. HUFF
                               -------------------------------------------------
                               John R. Huff
                               Chairman and Chief Executive Officer

Date: November 8, 2001     By: /s/ MARVIN J. MIGURA
                               -------------------------------------------------
                               Marvin J. Migura
                               Senior Vice President and Chief Financial Officer

Date: November 8, 2001     By: /s/ JOHN L. ZACHARY
                               -------------------------------------------------
                               John L. Zachary
                               Controller and Chief Accounting Officer