Form 10-K405
period 2001-12-31
OCEANEERING INTERNATIONAL INC
filed 2002-03-27
CIK 73756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2001

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _____________

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
                                              ---     ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K. Yes  X , No    .
                                 ---     ---

         Aggregate market value of the voting stock held by non-affiliates of the registrant at March 15, 2002 based upon the closing sale price of the Common
Stock on the New York Stock Exchange:                              $637,764,000

         Number of shares of Common Stock outstanding at March 15, 2002:
                                                                      24,313,122

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the proxy statement relating to the registrant's 2002 annual meeting of shareholders, to be filed on or before April 30, 2002 pursuant to Regulation 14A of the Securities Exchange Act of 1934, are incorporated by reference to the extent set forth in Part III, Items 10-13 of this report.

                                     PART I


ITEM 1. BUSINESS.

General Development of Business

Oceaneering International, Inc. is an advanced applied technology company that provides a comprehensive range of integrated technical services and hardware to customers who operate in harsh environments such as underwater, space and other hazardous areas. Oceaneering was organized in 1969 out of the combination of three diving service companies founded in the early 1960s. Since our establishment, we have concentrated on the development and marketing of underwater services and products requiring the use of advanced deepwater technology. We are one of the world's largest underwater services contractors. We provide most of our services and products to the oil and gas industry. These include drilling support, subsea construction, design, lease and operation of production systems, facilities maintenance and repair, specialty subsea hardware and specialized onshore and offshore engineering and inspection. We have locations in the United States and 18 other countries. Our international operations, principally in the North Sea, Africa, Brazil, Asia and Australia, accounted for approximately 47% of our revenue, or $246 million, for the year ended December 31, 2001.

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

Effective November 1, 2000, our Board of Directors changed our fiscal year-end to December 31 from March 31. Last year we reported on the nine-month transition period from April 1, 2000 to December 31, 2000. Unless the context indicates otherwise, references to fiscal years indicate the twelve months ended March 31 of that year. For example, fiscal 2000 refers to the twelve-month period ended March 31, 2000.

OFFSHORE OIL AND GAS. In the last few years, the focus of our Offshore Oil and Gas business has been toward increasing our asset base for servicing offshore projects and subsea completions. Prior to 1996, we purchased most of our remotely operated vehicles, often referred to as ROVs, which are submersible vehicles operated from the surface and widely used in the offshore oil and gas industry. However, in response to increased demand for more powerful systems operating in deeper water, we expanded our capabilities and established an in-house facility to design and build ROVs to meet the continued expansion of our ROV fleet. This facility was established and became fully operational in January 1998. We have built over 50 ROV systems and we are producing all our new ROVs in-house. In September 2000, we exchanged our diving-related assets in Asia, Australia and the Middle East for 11 ROVs. The diving-related assets were part of our Other Services segment.

Through our Oceaneering Multiflex division, we are a leading provider of subsea hydraulic and electrohydraulic umbilicals. These umbilicals are the means by which offshore operators control subsea wellhead hydrocarbon flow rates. We entered this market in March 1994 through our purchase of the operating subsidiaries of Multiflex International Inc. During fiscal 1999, we constructed a new umbilical plant in Brazil and relocated, modernized and increased the capabilities of our umbilical manufacturing facility in Scotland. The plant in Brazil began operations in fiscal 1999, and the plant in Scotland was commissioned in early fiscal 2000.

We own three operating mobile offshore production systems:

         o the floating production, storage and offloading system Ocean Producer, which has been operating offshore West Africa since December 1991;

         o the production barge San Jacinto, acquired in December 1997 and currently under contract offshore Indonesia; and

         o the mobile offshore production system Ocean Legend, which has been operating offshore Western Australia since May 2001.

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

We own and operate two multiservice vessels, the Ocean Intervention and the Ocean Intervention II, which went into service in the fourth quarter of calendar 1998 and the third quarter of calendar 2000, respectively. These multiservice vessels are equipped with thrusters that allow them to be dynamically positioned, which means the vessels can maintain a constant position at a location without the use of anchors. They are used in pipeline or flowline tie-ins, pipeline crossings and subsea hardware interventions and installations. Both vessels can carry and install significant lengths of coiled tubing or umbilicals required to bring subsea well completions into production (tie-back to production facilities). These vessels are part of our Other Services segment.

ADVANCED TECHNOLOGIES. In August 1992 and May 1993, we purchased two businesses that formed the basis of our Advanced Technologies segment. The first business designed, developed and operated robotic systems and ROVs specializing in non-oilfield markets and provided the basis for our expansion into commercial and government subsea cable field support, maintenance and repair, civil works projects and commercial theme park animation in 1993. The second business designed, developed and fabricated spacecraft hardware and high temperature insulation products.

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

Financial Information about Segments

For financial information about our business segments, please see the table in
Note 6 of the Notes to Consolidated Financial Statements in this report, which presents revenue, income (loss) from operations, depreciation and amortization expense, identifiable assets and capital expenditures by business segment for the year ended December 31, 2001, the nine-month period ended December 31, 2000 and the fiscal year ended March 31, 2000.

Description of Business

OFFSHORE OIL AND GAS

Our Offshore Oil and Gas business consists of ROVs, Subsea Products, Mobile Offshore Production Systems and Other Services.

ROVS. ROVs are submersible vehicles operated from the surface. They are widely used in the offshore oil and gas industry for a variety of underwater tasks including drill support, installation and construction support, pipeline inspection and surveys and subsea production facility operation and maintenance. ROVs may be outfitted with manipulators, sonar, video cameras, specialized tooling packages and other equipment or features to facilitate the performance of specific underwater tasks. We use ROVs at water depths or in situations where the use of divers would be uneconomical or infeasible. We own 125 work class ROVs and are the industry leader in providing ROV services on deepwater wells, which are the most technically demanding. We believe we operate the largest and most technically advanced fleet of ROVs in the world.

      ROV revenue:

                                                                                  Percent of
                                                                  Amount         Total Revenue
                                                                ------------     -------------

         Year ended December 31, 2001                           $153,929,000               29%
         Nine-month period ended December 31, 2000                78,953,000               26%
         Fiscal year ended March 31, 2000                         94,617,000               23%

SUBSEA PRODUCTS. We manufacture a variety of built-to-order specialty subsea hardware to ISO 9001 quality requirements. These products include:

     o hydraulic, electrohydraulic, chemical injection, thermoplastic and steel tube umbilicals;

     o    production control equipment;

     o    pipeline repair systems; and

     o    ROV tooling and work packages.

We market these products under the trade names Oceaneering Multiflex and Oceaneering Intervention Engineering.

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

     Subsea Products revenue:

                                                                                  Percent of
                                                                  Amount         Total Revenue
                                                                ------------     -------------

         Year ended December 31, 2001                           $125,608,000               24%
         Nine-month period ended December 31, 2000                65,771,000               21%
         Fiscal year ended March 31, 2000                         69,744,000               17%

MOBILE OFFSHORE PRODUCTION SYSTEMS. We presently own three operating mobile offshore production systems, the Ocean Legend, the Ocean Producer and the San Jacinto. In addition, we provide operational support to the Zafiro Producer on behalf of a major oil company.

We also undertake engineering and project management of projects related to mobile offshore production systems. We have managed the conversion of a jackup to a production unit and in-field life extension and modifications to the Zafiro Producer. We also perform engineering studies for customers evaluating field development projects.

     Mobile Offshore Production Systems revenue:

                                                                                  Percent of
                                                                  Amount         Total Revenue
                                                                ------------     -------------

         Year ended December 31, 2001                           $39,154,000               7%
         Nine-month period ended December 31, 2000               15,788,000               5%
         Fiscal year ended March 31, 2000                        23,983,000               6%

OTHER SERVICES. We perform subsea intervention and hardware installation services from our multiservice vessels. These services include: subsea well tie-backs; pipeline/flowline tie-ins and repairs; pipeline crossings; umbilical and other subsea equipment installations; and subsea intervention. We also provide oilfield diving, nondestructive inspection and testing services and supporting vessel operations, which are utilized principally in inspection, repair and maintenance activities.

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

     Other Services revenue:

                                                                                  Percent of
                                                                  Amount         Total Revenue
                                                                ------------     -------------

         Year ended December 31, 2001                           $102,250,000               20%
         Nine-month period ended December 31, 2000                65,206,000               21%
         Fiscal year ended March 31, 2000                        105,505,000               25%

ADVANCED TECHNOLOGIES

Our Advanced Technologies segment provides underwater intervention, engineering services and related manufacturing to meet a variety of industrial requirements, including ship and submarine husbandry, search and recovery, commercial and government subsea cable field support, maintenance and repair, civil works projects and commercial theme park animation. We do this in part by extending the use of existing assets and technology developed in oilfield operations to new applications.

We work for customers having specialized requirements in underwater or other environments outside the oil and gas industry. We provide various engineering and underwater services for the U.S. Navy, including undersea operations, development of new underwater systems and inspection and maintenance of the Navy's fleet of surface ships and submarines. Through a joint venture we formed with a subsidiary of Smit Internationale, N.V., we also maintain and operate commercial cable lay and maintenance equipment. The current term of the joint venture agreement expires in March 2006. It automatically extends for five-year periods unless one of the participants gives cancellation notice at least one year before the end of the then current term.

We design and operate ROVs that are capable of being worked in water depths to 25,000 feet. Our other specialized equipment includes ROV cable lay and maintenance equipment rated to 10,000 feet and deep tow, side scan sonar systems designed for use in depths to 20,000 feet. In 2001, we located and filmed two sunken World War II warships, the British battle cruiser H.M.S. Hood and the German battleship Bismarck, in water depths over 9,000 and 15,000 feet, respectively. In fiscal 2000, we located and recovered the Mercury space capsule Liberty Bell 7 from a water depth over 16,000 feet.

We also design and develop specialized tools and build ROV systems to customer specifications for use in deepwater and hazardous environments. In addition to commercial applications, we also develop systems for the U.S. Navy and the Department of Energy.

We entered the commercial theme park animation market in 1993. We believe we are the industry leader in large animated figures and we have provided more than 30 large figures for theme parks in the U.S. and overseas.

As part of our Advanced Technologies segment, Oceaneering Space and Thermal Systems directs our efforts towards applying undersea technology and experience in the space industry. We provide products and services to NASA and NASA prime contractors in the engineering, design and fabrication of space flight hardware, including systems engineering and integration. Our product lines include extravehicular activity tools, logistics carriers, space refrigerators, robotic devices, life support systems, habitability hardware and high temperature thermal protection systems for launch vehicles. These activities substantially depend on continued government funding for space programs.

     Advanced Technologies revenue:

                                                                                  Percent of
                                                                  Amount         Total Revenue
                                                                ------------     -------------

         Year ended December 31, 2001                           $102,879,000               20%
         Nine-month period ended December 31, 2000                82,012,000               27%
         Fiscal year ended March 31, 2000                        122,971,000               29%

MARKETING

OFFSHORE OIL AND GAS. Oil and gas exploration and development expenditures fluctuate from year to year. In particular, budgetary approval for more expensive drilling and production in deepwater, an area in which we have a high degree of focus, may be postponed or suspended during periods when exploration and production companies reduce their offshore capital spending.

We market our ROVs, Subsea Products and Other Services to international and foreign national oil and gas companies engaged in offshore exploration, development and production. We also provide services and products as a subcontractor to other oilfield service companies operating as prime contractors. Customers for these services typically award contracts on a competitive bid basis. These contracts are typically less than one year in duration.

We market our Mobile Offshore Production Systems primarily to international and foreign national oil and gas companies. We offer systems for extended well testing, early production and development of marginal fields and prospects in areas lacking pipelines and processing infrastructure. Contracts are typically awarded on a competitive basis, generally for periods of one or more years.

In connection with the services we perform in our Offshore Oil and Gas business, we generally seek contracts that compensate us on a dayrate basis. Under dayrate contracts, the contractor provides the ROV or vessel and the required personnel to operate the unit. Compensation under a dayrate contract is based on a rate per day for each day the unit is used. The typical dayrate depends on market conditions, the nature of the operations to be performed, the duration of the work, the equipment and services to be provided, the geographical areas involved and other variables. Dayrate contracts may also contain an alternate, lower dayrate that applies when a unit is in route to a new site or when operations are interrupted or restricted by equipment breakdowns, adverse weather or water conditions or other conditions beyond the contractor's control. Some dayrate contracts provide for revision of the specified dayrates in the event of material changes in certain items of cost being incurred by the contractor. Contracts for our products are generally for a fixed price.

ADVANCED TECHNOLOGIES. We market our marine services and related engineering services to government agencies, major defense contractors, NASA and NASA prime contractors and telecommunications, construction and other industrial customers outside the energy sector. We also market to insurance companies, salvage associations and other customers who have requirements for specialized operations in deep water.

MAJOR CUSTOMERS. Our top five customers in the year ended December 31, 2001 and in the nine-month period ended December 31, 2000 accounted for 30% and 29%, respectively, of our consolidated revenue. Our top five customers in fiscal 2000 accounted for approximately 25% of our consolidated revenue. In the year ended December 31, 2001, our top five customers were all oil and gas exploration and production companies served by our Offshore Oil and Gas business segments. For the nine-month period ended December 31, 2000 and for fiscal 2000, four of our top five customers were oil and gas exploration and production companies served by our Offshore Oil and Gas business segments. The other top five customer was the U.S. Navy, which was served by our Advanced Technologies segment. No single customer accounted for more than 10% of our consolidated revenue in any of those three periods. While we do not depend on any one customer, the loss of one of our significant customers could, at least on a short-term basis, have an adverse effect on our results of operations.

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

COMPETITION

Our businesses are highly competitive.

OFFSHORE OIL AND GAS

We are one of several companies that provide underwater services on a worldwide basis. We compete for contracts with companies that have worldwide operations, as well as numerous others operating locally in various areas. We believe that our ability to provide a wide range of underwater services, including technological applications in deeper water (greater than 1,000 feet) on a worldwide basis, should enable us to compete effectively in the oilfield exploration and development market. In some cases involving projects that require less sophisticated equipment, small companies have been able to bid for contracts at prices uneconomical to us.

ROVS. We believe we are the world's largest owner/operator of work class ROVs employed in oil and gas related operations. We estimate we have a market share in excess of 30%. At December 31, 2001, we had 125 work class ROVs in service. We compete with several major companies on a worldwide basis and with numerous others operating locally in various areas. We have fewer competitors in deeper water depths, as more sophisticated equipment and technology is needed in deeper water. We estimate that, during calendar 2001, we provided ROV drilling support on approximately 68% of the wells drilled worldwide in water depths of 1,000 feet or more and approximately 77% of the wells drilled worldwide in water depths of 3,000 feet or more.

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

MOBILE OFFSHORE PRODUCTION SYSTEMS. We believe we are well positioned to compete in this market through our ability to identify and offer optimum solutions, supply equipment and utilize our expertise in associated subsea technology and offshore construction and operations gained through our extensive operational experience worldwide. We are one of many companies that offer leased mobile offshore production systems.

OTHER SERVICES. We perform subsea intervention and hardware installation services from our multiservice vessels in the Gulf of Mexico. These services include: subsea well tie-backs; pipeline/flowline tie-ins and repairs; pipeline crossings; umbilical and other subsea equipment installations; and subsea intervention. We are one of many companies that offer these services. In addition, other companies can move their vessels to the Gulf of Mexico from other areas with relative ease.

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

Frequently, oil and gas companies use prequalification procedures that reduce the number of prospective bidders for their projects. In some countries, political considerations tend to favor local contractors. While these considerations have not materially impacted this segment's results in recent periods, our view of the increasing trend to favor local contractors in West Africa was a factor in our decisions to sell our diving operations in West Africa in fiscal 2000 and to exchange our diving-related assets in Asia, Australia and the Middle East for ROVs in September 2000. We no longer provide oilfield diving services outside of the United States.

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

We also use the administrative and operational support structures of our Offshore Oil and Gas business to provide additional local support for services provided to this segment's customers.

SEASONALITY, BACKLOG AND RESEARCH AND DEVELOPMENT

A material amount of our consolidated revenue is generated from contracts for marine services in the Gulf of Mexico and the North Sea, which are usually more active from April through November compared to the rest of the year. However, our exit from the diving sector in the North Sea in early 1998 and the substantial number of multiyear ROV contracts we entered into since 1997 have reduced the seasonality of our ROV and Other Services operations. Revenues in our Mobile Offshore Production Systems, Subsea Products and Advanced Technologies segments are generally not seasonal.

     The amounts of backlog orders we believe to be firm as of December 31, 2001 and 2000 were as follows:

                                                     As of December 31, 2001   As of December 31, 2000
                                                     -----------------------   -----------------------
                                                          (in millions)             (in millions)
     Offshore Oil and Gas                              Total       1 + yr*       Total       1 + yr*
                                                      --------     --------     --------     --------
         ROVs                                         $    182     $     95     $    229     $    133
         Subsea Products                                    61           --           50            5
         Mobile Offshore Production Systems                166          119          100           71
         Other Services                                     51            9           45            2
                                                      --------     --------     --------     --------
     Total Offshore Oil and Gas                            460          223          424          211
     Advanced Technologies                                  74           30           38            5
                                                      --------     --------     --------     --------
         Total                                        $    534     $    253     $    462     $    216
                                                      ========     ========     ========     ========

     * Represents amounts that were not expected to be performed within one year.

No material portion of our business is subject to renegotiation of profits or termination of contracts by the United States government.

Our research and development expenditures were approximately $5 million, $5 million and $4 million during the year ended December 31, 2001, the nine-month period ended December 31, 2000 and fiscal 2000, respectively. These amounts do not include the expenditures by others in connection with joint research activities in which we participated or expenditures we incurred in connection with research conducted during the course of performing our operations.

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

While not a legal requirement, within our Offshore Oil and Gas business we maintain various quality management systems. Our quality management systems in the United Kingdom and Norway are certified to the substantial equivalent of ISO 9001 and cover all our Offshore Oil and Gas products and services. The quality management systems of our Subsea Products segment are certified to ISO 9001 for its products and services. The quality management systems of both the Oceaneering Space and Thermal Systems and Oceaneering Technologies units of our Advanced Technologies segment are also certified to ISO 9001. ISO 9001 is an internationally recognized verification system for quality management established by the International Standards Organization.

RISKS AND INSURANCE

WE DERIVE MOST OF OUR REVENUE FROM COMPANIES IN THE OFFSHORE OIL AND GAS INDUSTRY, A HISTORICALLY CYCLICAL INDUSTRY WITH LEVELS OF ACTIVITY THAT ARE SIGNIFICANTLY AFFECTED BY THE LEVELS AND VOLATILITY OF OIL AND GAS PRICES.

We derive most of our revenue from customers in the offshore oil and gas exploration, development and production industry. The offshore oil and gas industry is a historically cyclical industry characterized by significant changes in the levels of exploration and development activities. Oil and gas prices, and market expectations of potential changes in those prices, significantly affect the levels of those activities. Worldwide political, economic and military events have contributed to oil and gas price volatility and are likely to continue to do so in the future. Any prolonged reduction in the overall level of offshore oil and gas exploration and development activities, whether resulting from changes in oil and gas prices or otherwise, could materially and adversely affect our financial condition and results of operations in our segments within our offshore oil and gas business. Some factors that have affected and are likely to continue affecting oil and gas prices and the level of demand for our services and products include the following:

     o    worldwide demand for oil and gas;

     o the ability of the Organization of Petroleum Exporting Countries, or OPEC, to set and maintain production levels and pricing;

     o    the level of production by non-OPEC countries;

     o    the cost of exploring for, producing and delivering oil and gas;

     o    domestic and foreign tax policy;

     o laws and governmental regulations that restrict exploration and development of oil and gas in various offshore jurisdictions;

     o    advances in exploration and development technology;

     o    political instability or armed conflict in oil-producing regions;

     o the price and availability of alternative fuels; and o overall economic conditions.

The recent terrorists' attacks on the United States may directly and indirectly negatively affect our operating results. The national and global responses to those attacks, many of which are still being formulated, including recent military, diplomatic and financial responses, and any possible reprisals as a consequence of unilateral U.S. actions and/or allied actions, may materially adversely affect us in ways we cannot predict at this time.

OUR INTERNATIONAL OPERATIONS INVOLVE ADDITIONAL RISKS NOT ASSOCIATED WITH DOMESTIC OPERATIONS.

A significant portion of our revenue is attributable to operations in foreign countries. These activities accounted for approximately 47% of our consolidated revenue in the year ended December 31, 2001. Risks associated with our operations in foreign areas include risks of:

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

Our exposure to the risks we described above varies from country to country. In recent periods, political instability and civil unrest in Indonesia and West Africa and general economic downturns in Asia and Brazil have been our greatest concerns. There is a risk that a continuation or worsening of these conditions could materially and adversely impact our future business, operations, financial condition and results of operations. Of our total consolidated revenue for the year ended December 31, 2001, we generated approximately 2% from our operations in Indonesia, 11% from our operations in West Africa, 4% from our operations in Asia, excluding Indonesia, and 8% from our operations in Brazil.

OUR OFFSHORE OILFIELD OPERATIONS INVOLVE A VARIETY OF OPERATING HAZARDS AND RISKS THAT COULD CAUSE LOSSES.

Our operations are subject to the hazards inherent in the offshore oilfield business. These include blowouts, explosions, fires, collisions, capsizings and severe weather conditions. These hazards could result in personal injury and loss of life, severe damage to or destruction of property and equipment, pollution or environmental damage and suspension of operations. We may incur substantial liabilities or losses as a result of these hazards. While we maintain insurance protection against some of these risks, and seek to obtain indemnity agreements from our customers requiring the customers to hold us harmless from some of these risks, our insurance and contractual indemnity protection may not be sufficient or effective to protect us under all circumstances or against all risks. Some of the risks inherent in our operations are either not insurable or insurance is available only at rates that we consider uneconomical, particularly after the impact on the insurance markets of the September 11, 2001 terrorists' attacks in the United States. The occurrence of a significant event not fully insured or indemnified against or the failure of a customer to meet its indemnification obligations to us could materially and adversely affect our results of operations and financial condition.

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

EMPLOYEES

As of December 31, 2001, we had approximately 3,500 employees. Our workforce varies seasonally and peaks during the summer months. Approximately 10% of our employees are represented by unions. We consider our relations with our employees to be satisfactory.

Financial Information about Geographic Areas

For financial information about our geographic areas of operation, please see the table in Note 6 of the Notes to Consolidated Financial Statements in this report, which presents revenue and assets attributable to each of our geographic areas for the year ended December 31, 2001, the nine-month period ended December 31, 2000 and the fiscal year ended March 31, 2000.

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

OFFSHORE OIL AND GAS. In general, our ROV and Other Services segments share facilities. The largest location is in Morgan City, Louisiana and consists of ROV manufacturing and training facilities, open and covered storage space and offices. The Morgan City facilities primarily support operations in the United States. We have regional support offices for our North Sea and Southeast Asia operations in Aberdeen, Scotland and Indonesia. We also have operational bases in various other locations, the most significant of which are in Norway, Australia and Nigeria.

We use workshop and office space in Houston, Texas in both our Mobile Offshore Production Systems and Subsea Products business segments. Our manufacturing facilities for our Subsea Products segment are located in or near Houston, Texas, Edinburgh, Scotland and Rio de Janeiro, Brazil. Each of these manufacturing facilities is suitable for its intended purpose and has sufficient excess capacity to respond to increases in demand for our subsea products that may be reasonably anticipated in the foreseeable future. Operations of the mobile offshore production unit Ocean Producer are supported through our regional office in Aberdeen. Operations of the San Jacinto and the Ocean Legend are supported from our office in Perth, Australia.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to a vote of our security holders, through the solicitation of proxies or otherwise, during the last three months of the year December 31, 2001.

EXECUTIVE OFFICERS OF THE REGISTRANT.

EXECUTIVE OFFICERS. The following information relates to our executive officers as of March 15, 2002:

NAME                            AGE          POSITION                            OFFICER SINCE         EMPLOYEE SINCE
----                            ---          --------                            -------------         --------------
John R. Huff                    56      Chairman of the Board and                     1986                  1986
                                        Chief Executive Officer

T. Jay Collins                  55      President and Chief Operating                 1993                  1993
                                        Officer and Director

Marvin J. Migura                51      Senior Vice President and                     1995                  1995
                                        Chief Financial Officer

M. Kevin McEvoy                 51      Senior Vice President                         1990                  1979

George R. Haubenreich, Jr.      54      Senior Vice President, General                1988                  1988
                                        Counsel and Secretary

John L. Zachary                 48      Controller and Chief                          1998                  1988
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

BUSINESS EXPERIENCE. John R. Huff, Chairman and Chief Executive Officer, joined Oceaneering as a director, President and Chief Executive Officer in 1986. He was elected Chairman of the Board in August 1990. He is a director of BJ Services Company and Suncor Energy Inc.

T. Jay Collins, President and Chief Operating Officer, joined Oceaneering in October 1993 as Senior Vice President and Chief Financial Officer. In May 1995, he was appointed Executive Vice President - Oilfield Marine Services and held that position until becoming President and Chief Operating Officer in November 1998. He was elected a director of Oceaneering in March 2002. He is a director of Friede Goldman Halter, Inc.

Marvin J. Migura, Senior Vice President and Chief Financial Officer, joined Oceaneering in May 1995. From 1975 to 1994, he held various financial positions with Zapata Corporation, then a diversified energy services company, most recently as Senior Vice President and Chief Financial Officer from 1987 to 1994.

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

From time to time, our management or persons acting on our behalf make forward-looking statements to inform existing and potential security holders about our company. These statements may include projections and estimates concerning the timing and success of specific projects and our future backlog, revenue, income and capital spending. Forward-looking statements are generally accompanied by words such as "estimate," "project," "predict," "believe," "expect," "anticipate," "plan," "forecast," "budget," "goal" or other words that convey the uncertainty of future events or outcomes. In addition, sometimes we will specifically describe a statement as being a forward-looking statement and refer to this cautionary statement.

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

     o    worldwide demand for oil and gas;

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

     o    rapid technological changes; and

     o social, political, military and economic situations in foreign countries where we do business.

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

                                     PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

Oceaneering's common stock is listed on the New York Stock Exchange under the symbol OII. The following table sets out, for the periods indicated, the high and low sales prices for our common stock as reported on the New York Stock Exchange (consolidated transaction reporting system):

                                          Year Ended                Nine-month Period Ended
                                       December 31, 2001               December 31, 2000
                                  ----------------------------    ----------------------------
For the quarter ended:               High             Low             High             Low
                                  -----------     ------------    -------------     ----------
      March 31                       $23.75          $16.81           N/A              N/A
      June 30                         27.20           18.64          $21.50          $15.25
      September 30                    22.27           13.96           19.94           13.56
      December 31                     23.30           14.90           20.38           13.25

On March 15, 2002, there were 454 holders of record of our common stock. On that date, the closing sales price, as quoted on the New York Stock Exchange, was $27.39. We have not made any common stock dividend payments since 1977 and we currently have no plans to pay cash dividends. Our credit agreements contain restrictions on the payment of dividends. See Note 3 of Notes to Consolidated Financial Statements included in this report.

ITEM 6. SELECTED FINANCIAL DATA.

Results of Operations:

                                                           Nine-month            Fiscal Years Ended March 31,
                                            Year Ended    Period Ended     ----------------------------------------
(in thousands, except per share amounts)   Dec. 31, 2001  Dec. 31, 2000       2000           1999           1998
----------------------------------------   -------------  -------------    ----------     ----------     ----------
Revenue                                      $  523,820     $  307,730     $  416,820     $  400,322     $  358,121
Cost of services and products                   420,679        254,659        345,178        314,638        282,830
                                             ----------     ----------     ----------     ----------     ----------
Gross margin                                    103,141         53,071         71,642         85,684         75,291
Selling, general and administrative
expense                                          43,733         30,860         39,343         41,328         39,009
                                             ----------     ----------     ----------     ----------     ----------
Income from operations                       $   59,408     $   22,211     $   32,299     $   44,356     $   36,282
                                             ==========     ==========     ==========     ==========     ==========
Net income                                   $   33,109     $   11,313     $   16,784     $   25,707     $   22,001
Diluted earnings per share                         1.38           0.49           0.73           1.12           0.93
Depreciation and amortization                    47,906         30,664         33,948         29,961         23,176
Capital expenditures                             57,661        101,641         80,758        102,014         94,413

Other Financial Data:

                                                   As of Dec. 31,                      As of March 31,
                                             -------------------------     ----------------------------------------
(in thousands, except ratios)                   2001           2000           2000           1999           1998
-----------------------------                ----------     ----------     ----------     ----------     ----------

Working capital ratio                              1.80           1.62           1.55           1.47           1.52
Working capital                              $   91,384     $   58,380     $   52,775     $   41,398     $   44,890
Total assets                                    579,611        515,517        450,976        387,343        316,543
Long-term debt                                  170,000        180,000        128,000        100,312         54,626
Shareholders' equity                            251,433        206,894        195,700        179,439        160,322

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

Selected Major Accounting Policies

Our revenues are primarily derived from billings under contracts that provide for specific time, material and equipment charges, which are accrued daily and billed periodically, ranging from weekly to monthly. We account for significant lump-sum contracts, particularly in our Subsea Products segment, using the percentage of completion method, based on physical progress.

Periodically, and upon the occurrence of a triggering event, we review the realizability of goodwill and other long-term assets and we make any appropriate impairment adjustments and disclosures.

For a more detailed description of our major accounting policies, please read
Note 1 to our Consolidated Financial Statements.

Liquidity and Capital Resources

We consider our liquidity and capital resources adequate to support our operations and internally generated growth initiatives. At December 31, 2001, we had working capital of $91 million. Additionally, we had $57 million available under our revolving credit facility, which is scheduled to expire in October 2003.

We expect operating cash flow to meet our ongoing annual cash requirements, including debt service, for the foreseeable future. Net cash provided by operating activities was $60 million for the year ended December 31, 2001, $41 million for the nine-month period ended December 31, 2000 and $53 million for fiscal 2000.

Our capital expenditures for the year ended December 31, 2001, the nine-month period ended December 31, 2000 and the fiscal year ended March 31, 2000 were $58 million, $102 million and $81 million, respectively. Capital expenditures during the year ended December 31, 2001 consisted of expenditures for additional ROVs, completion of the Ocean Legend and upgrades and life extension of the Ocean Producer necessary for its new seven-year contract which began in the fourth quarter of 2001. Capital expenditures during the nine-month period ended December 31, 2000 consisted of expenditures for the conversion of a jackup drilling rig to a mobile offshore production unit, the Ocean Legend, for initial use offshore Western Australia under a three-year contract, ROV additions and construction costs to complete our second multiservice vessel. Capital expenditures in fiscal 2000 consisted of construction costs for the second multiservice vessel, additions to our ROV fleet and the start of the conversion of the Ocean Legend.

We had no major commitments for capital expenditures at December 31, 2001.

In April 1997, we approved a plan to purchase up to a maximum of 3 million shares of our common stock, and we repurchased 2.9 million shares under this plan through December 31, 2001, at a total cost of $40 million. We have reissued approximately 2.65 million of these shares through incentive plans, as restricted stock, contributions to our 401(k) plan, or for exercised stock options. For a description of our incentive plans, please read Note 4 to our Consolidated Financial Statements. We repurchased 10,000 shares of common stock during the year ended December 31, 2001 at a cost of $141,000.

At December 31, 2001, we had long-term debt of $170 million and a 40% debt-to-total capitalization ratio. We have $100 million of 6.72% Senior Notes to be repaid from 2006 through 2010. We have an $80 million revolving credit facility, under which we had $23 million in outstanding borrowings and $57 million available for future borrowings at December 31, 2001. This facility expires in October 2003. In March 2000, we added a $50 million term loan facility, which is to be repaid through

April 2004. At December 31, 2001, we had $47 million in outstanding borrowings under the term loan facility. Both the revolving credit and term loan facilities have short-term interest rates that float with market rates, plus applicable spreads. We have effectively fixed the interest rate on the term loan at approximately 4% through an interest rate swap. We have no off balance sheet debt and have not guaranteed any debt not reflected on our consolidated balance sheet.

Because of our significant foreign operations, we are exposed to currency fluctuations and exchange risks. We generally minimize these risks primarily through matching, to the extent possible, revenues and expenses in the various currencies in which we operate. Cumulative translation adjustments as of December 31, 2001 relate primarily to our permanent investments in and loans to our foreign subsidiaries. Inflation has not had a material effect on us in the past two years and no such effect is expected in the near future.

See Item 1 - "Business - Description of Business - Risks and Insurance."

Results of Operations

The table below sets out revenue and profitability for the years ended December 31, 2001 and 2000, the nine-month periods ended December 31, 2000 and 1999 and the fiscal year ended March 31, 2000.

                                 Year Ended                  Nine-Month Period          Fiscal Year
                                December 31,                 Ended December 31,        Ended March 31,
(dollars in thousands)      2001            2000            2000            1999            2000
----------------------   ----------      ----------      ----------      ----------    ---------------
                                        (unaudited)                     (unaudited)
Revenue                  $  523,820      $  418,773      $  307,730      $  305,777      $  416,820
Gross Margin                103,141          70,548          53,071          54,165          71,642
Gross Margin %                   20%             17%             17%             18%             17%
Net Income                   33,109          14,952          11,313          13,145          16,784

Information on our business segments is shown in Note 6 of the Notes to Consolidated Financial Statements included in this report.

OFFSHORE OIL AND GAS. The table below sets out revenue and profitability for our Offshore Oil and Gas business for the years ended December 31, 2001 and 2000, the nine-month periods ended December 31, 2000 and 1999 and the fiscal year ended March 31, 2000.

                                                     Year Ended                    Nine-Month Period          Fiscal Year
                                                    December 31,                   Ended December 31,        Ended March 31,
(dollars in thousands)                          2001            2000             2000             1999            2000
----------------------                       ----------      ----------       ----------       ----------    ---------------
                                                            (unaudited)                       (unaudited)
Remotely Operated Vehicles
   Revenue                                   $  153,929      $  100,985       $   78,953       $   72,585      $   94,617
   Gross Margin                                  43,690          25,905           19,879           16,806          22,832
   Gross Margin %                                    28%             26%              25%              23%             24%
   Operating Income                              32,784          16,525           12,316            9,855          14,064
   Operating Income %                                21%             16%              16%              14%             15%

Subsea Products
   Revenue                                      125,608          92,165           65,771           43,350          69,744
   Gross Margin                                  18,330          10,741            7,647            5,690           8,784
   Gross Margin %                                    15%             12%              12%              13%             13%
   Operating Income                               7,243           2,334            1,225              390           1,499
   Operating Income %                                 6%              3%               2%               1%              2%

    Mobile Offshore Production Systems
       Revenue                                   39,154          21,653           15,788           18,118          23,983
       Gross Margin                              11,357           7,962            5,774            6,048           8,236
       Gross Margin %                                29%             37%              37%              33%             34%
       Operating Income                           8,552           6,303            4,271            5,597           7,629
       Operating Income %                            22%             29%              27%              31%             32%

    Other Services
       Revenue                                  102,250          93,291           65,206           77,420         105,505
       Gross Margin                              12,472           7,892            7,732           11,231          11,391
       Gross Margin %                                12%              8%              12%              15%             11%
       Operating Income (Loss)                    3,543          (4,668)            (636)             863          (3,169)
       Operating Income (Loss) %                      3%             (5)%             (1)%              1%             (3)%

    Total Offshore Oil and Gas
       Revenue                               $  420,941      $  308,094       $  225,718       $  211,473      $  293,849
       Gross Margin                              85,849          52,500           41,032           39,775          51,243
       Gross Margin %                                20%             17%              18%              19%             17%
       Operating Income                          52,122          20,494           17,176           16,705          20,023
       Operating Income %                            12%              7%               8%               8%              7%

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

In the past few years, we have sold or exchanged our foreign diving-related assets, which were part of our Other Services segment, to concentrate on our other deepwater services and products which have potential for higher margins:

     o In April 1997, we sold our North Sea diving assets, including a diving support vessel;

     o In fiscal 2000, we sold our West Africa diving and related vessel assets; and

     o In September 2000, we exchanged our Asia, Australia and Middle East diving assets, including a diving support vessel, for 11 ROVs.

For the year ended December 31, 2001, ROV revenue was 52% higher than the prior year. Gross margin rose 69% and gross margin percentage rose 2%. These improvements were the result of an increase in average fleet size of 20% and an increase in utilization from 66% to 76%. In the nine-month period ended December 31, 2000, ROV revenue was 9% higher than the comparable nine-month period of the prior year. Gross margin percentage rose 2%. These increases were the result of more ROVs available for service and an increase in ROV utilization from 63% to 67%. We anticipate ROV utilization and margins to slightly decrease in 2002, particularly in the Gulf of Mexico during the first half of the year, due to an expected reduction in drill support service demand onboard floating drilling rigs.

Subsea Products revenue was 36% higher for the year ended December 31, 2001 than the prior year. Gross margin was 71% higher and gross margin percentage rose 3%. The increased revenue was attributable to the production of orders which had been delayed in Brazil and to increased production from our U.K. plant, which in 2000 had difficulties in completing its initial steel-tube umbilical order. Margins and margin percentage were higher as a result of improved pricing. Subsea Products revenue was 52% higher for the nine-month period ended December 31, 2000 than the comparable period of the prior year. This increase was primarily due to (1) increased demand in Brazil and the U.S., as oil and gas companies proceeded with offshore capital projects which had been delayed, and
(2) a large steel tube umbilical order in the U.K. While total gross margin was $2.0 million higher, margin percentages were relatively flat, as increased profitability in Brazil and the U.S. was offset by the large steel tube umbilical order in our U.K. plant, which earned a low margin. We anticipate improved Subsea Product results in 2002 from higher margins on existing backlog supplemented by additional orders for international markets.

Mobile Offshore Production Systems revenue was up 81% for the year ended December 31, 2001 as compared to the prior year, primarily from placement of the Ocean Legend into service in May 2001. At December 31, 2001, we had not recorded $2.3 million of billed revenue questioned by our customer under the Ocean Legend contract. While we feel that we are entitled to the revenue under the terms of the contract, we have not recorded it pending the outcome of negotiations with our customer. Gross margin was up 43%, but gross margin percentage was down 8%. Gross margin in 2001 included an additional $1.5 million writedown of the out-of-service tanker Ocean Venture, which we are holding for disposition or for possible conversion. We recorded the additional writedown as a result of lower scrap steel prices than in 2000, when we had previously written down the vessel by $2.5 million as explained below. Mobile Offshore Production Systems revenue was down 13% for the nine-month period ended December 31, 2000 from the comparable period of the prior year, as production-based revenue from the Ocean Producer was lower due to declining production levels and we had lower project management and engineering service revenue from lower demand. In the fourth quarter of 2001, the Ocean Producer began operations under a seven-year contract to produce from another property in the area and we expect to earn higher margins on the new contract than those attained during the last two years of the prior contract. Gross margin percentage in the nine-month period ended December 31, 2000 was higher than in the corresponding period of the prior year due to $4.3 million of gains on the sales of two out-of-service semisubmersible rigs. In addition, we wrote down the carrying value of the Ocean Venture by $2.5 million in the nine-month period ended December 31, 2000, as our assessment of the market it was targeted for, conversion into production service, had changed. This tanker is not of the size prevalently in demand in the current market and there have been few opportunities to bid the vessel. We anticipate improved Mobile Offshore Production Systems results in 2002 with a full year of Ocean Legend and Ocean Producer operations under their long-term contracts.

Other Services revenue increased 10% for the year ended December 31, 2001 over the prior year. Gross margin was 58% higher and gross margin percentage was 4% higher. Revenue was higher in 2001 from a full year of service from the multiservice vessel Ocean Intervention II, which was placed into service in the third quarter of 2000. As a result, we had more subsea tie-back contracts in the Gulf of Mexico in 2001. Margin percentage was higher as 2000 included losses from two large fixed-price jobs in India. Other Services revenue was 16% lower in the nine-month period ended December 31, 2000 than the comparable period of the prior year. The lower revenue reflects our dispositions of (1) our West Africa diving operations in fiscal 2000 and (2) our Asia, Australia and Middle East diving operations in September 2000, along with more competitive conditions resulting from lower capital expenditures by our oilfield customers. Gross margin was lower due to lower vessel utilization and related services in the Gulf of Mexico. The net operating loss was attributed to the two large fixed-price jobs in India mentioned above. We anticipate lower Other Services results in 2002 from further market deterioration due to announced reductions in capital spending plans by oil and gas companies operating in the Gulf of Mexico. We are hopeful that, by the second half of 2002, demand for these services will recover.

ADVANCED TECHNOLOGIES. The table below sets out revenue and profitability for this segment for the years ended December 31, 2001 and 2000, the nine-month periods ended December 31, 2000 and 1999 and the fiscal year ended March 31, 2000.

                                   Year Ended                  Nine-Month Period          Fiscal Year
                                  December 31,                 Ended December 31,        Ended March 31,
(dollars in thousands)        2001            2000            2000            1999            2000
----------------------     ----------      ----------     ------------     ----------    ---------------
                                          (unaudited)                     (unaudited)
Revenue                    $  102,879      $  110,679      $   82,012      $   94,304      $  122,971
Gross Margin                   17,292          18,048          12,039          14,390          20,399
Gross Margin %                     17%             16%             15%             15%             17%
Operating Income                7,286           8,965           5,035           8,346          12,276
Operating Income %                  7%              8%              6%              9%             10%

Advanced Technologies revenue and gross margin were slightly lower in 2001 as compared to 2000 as a result of lower telecommunications subsea cable field support operations. Revenue was 13% lower in the nine-month period ended December 31, 2000 than the comparable period of the prior year as the prior period included a large outfall job in Southeast Asia, which was performed using resources associated with our Other Services segment. These resources were part of those we exchanged in September 2000 for ROVs. Gross margin was lower as the December 2000 period included provisions totaling $1.8 million relating to operations of a division we no longer own. We anticipate similar results from Advanced Technologies in the next year, contingent on (1) the level of government funding for NASA and U.S. Navy programs in which we currently participate or are pursuing and (2) our ability to obtain contracts for the design and manufacture of animated figures for theme parks.

OTHER. General and administrative expenses were relatively flat over the periods presented. Interest expense increased over the three-year period as a result of our increased borrowings to fund capital expenditures and repurchases of common stock. Interest expense is net of capitalized interest of $2.0 million for the year ended December 31, 2001, $3.0 million for the nine-month period ended December 31, 2000 and $1.8 million for fiscal 2000.

Our effective tax rate, determined after consideration of valuation allowances and foreign, state and local taxes, was 35%, 36% and 36% for the year ended December 31, 2001, the nine-month period ended December 31, 2000 and for fiscal 2000, respectively.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are currently exposed to certain market risks arising from transactions we have entered into in the normal course of business. These risks relate to interest rate changes and fluctuations in foreign exchange rates. We do not believe these risks are material. We have not entered into any market risk sensitive instruments for trading purposes. We manage our exposure to interest rate changes through the use of a combination of fixed and floating rate debt and an interest rate hedge. See Note 3 of Notes to Consolidated Financial Statements included in this report for a description of our long-term debt agreements, interest rates and maturities. We believe that significant interest rate changes will not have a material near-term impact on our future earnings or cash flows. We manage our exposure to changes in foreign exchange rates primarily through arranging compensation in U.S. dollars or freely convertible currency and, to the extent possible, by limiting compensation received in other currencies to amounts necessary to meet obligations denominated in those currencies. We will sometimes hedge foreign currency receivables with short-term hedges. We believe that a significant fluctuation in the foreign exchange rates would not have a material near-term effect on our future earnings or cash flows.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information with respect to the directors and nominees for election to our Board of Directors is incorporated by reference from the section "Election of Directors" in our definitive proxy statement to be filed on or before April 30, 2002, relating to our 2002 Annual Meeting of Shareholders.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by Item 12 is incorporated by reference from the section "Election of Directors - Security Ownership of Management and Certain Beneficial Owners" in the proxy statement described in Item 10 above.

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

                           (iii)    Consolidated Statements of Income

                           (iv)     Consolidated Statements of Cash Flows

                           (v) Consolidated Statements of Shareholders' Equity and Comprehensive Income

                           (vi)     Notes to Consolidated Financial Statements

                  2.       Exhibits:

                                                                              Registration
                                                                              or File        Form or        Report       Exhibit
                                                                              Number         Report         Date         Number
                                                                              ------------   -------        ------       -------

*3.01   Restated Certificate of Incorporation                                    1-10945     10-K           Dec. 2000      3.01
 3.02   Amended and Restated By-Laws
*4.01   Specimen of Common Stock Certificate                                     1-10945     10-K           March 1993     4(a)
*4.02   Amended and Restated Shareholder Rights Agreement dated
        as of November 16, 2001                                                  1-10945     8-K            Nov. 2001       4.1
*4.03   Note Purchase Agreement dated as of September 8, 1998 relating to
        $100,000,000 6.72% Senior Notes due September 8, 2010                    1-10945     10-Q           Sept. 1998     4.01
*4.04   Loan Agreement ($80,000,000 Revolving Credit Facility)
        dated as of October 23, 1998                                             1-10945     10-Q           Sept. 1998     4.02
*4.05   Loan Agreement ($50,000,000 Term Loan) dated as of
        March 30, 2000                                                           1-10945     10-K/A         March 2000     4.05

We and certain of our consolidated subsidiaries are parties to debt instruments under which the total amount of securities authorized does not exceed 10 percent of our total consolidated assets. Pursuant to paragraph 4(ii)(A) of Item 601(b) of Regulation S-K, we agree to furnish a copy of those instruments to the Securities and Exchange Commission on request.

  10.01+  Defined Contribution Master Plan and Trust Agreement and
          Adoption Agreement for the Oceaneering International, Inc.
          Retirement Investment Plan
  10.02+  Service Agreement dated as of November 16, 2001 between
          Oceaneering and John R. Huff
 *10.03+  2000 Non-Executive Incentive Plan                                          333-50400      S-8      Nov. 2000         4.6
 *10.04+  Amended and Restated Supplemental Executive Retirement Plan                1-10945        10-Q     Dec. 1999        10.1
 *10.05+  1999 Restricted Stock Award Incentive Agreements
          dated August 19, 1999                                                      1-10945        10-Q     Sept. 1999       10.1
  10.06+  Change of Control Agreements dated as of November 16, 2001 between Oceaneering and John R. Huff, T. Jay Collins, Marvin J. Migura,
          M. Kevin McEvoy and George R. Haubenreich, Jr., respectively
 *10.07+  1999 Bonus Restricted Stock Award Agreements                               1-10945        10-K/A   March 2000      10.20
 *10.08+  1999 Incentive Plan                                                        1-10945        10-K     March 2000      10.08
  10.09+  2001 Bonus Award Plan
 *10.10+  1990 Long-Term Incentive Plan                                              33-36872       S-8      Sept. 1990       4(f)
 *10.11+  1990 Nonemployee Directors Stock Option Plan                               33-36872       S-8      Sept. 1990       4(g)
  10.12+  Form of Indemnification Agreement dated November 16, 2001 between
          Oceaneering and each of its Directors, T. Jay Collins, Marvin J. Migura,
          M. Kevin McEvoy and George R. Haubenreich, Jr
 *10.14+  1996 Incentive Plan of Oceaneering International, Inc.                     1-10945        10-Q     Sept. 1996      10.02
 *10.15+  1996 Restricted Stock Award Incentive Agreements
          dated August 23, 1996                                                      1-10945        10-Q     Sept. 1996      10.03
 *10.16+  1997 Bonus Restricted Stock Award Agreements
          dated April 22, 1997                                                       1-10945        10-K     March 1997      10.20
 *10.17+  Amendment No. 1 to 1990 Nonemployee Director Stock
          Option Plan                                                                1-10945        10-K     March 1999      10.19
 *10.18+  1998 Bonus Restricted Stock Award Agreements                               1-10945        10-K     March 1999      10.20
  12.01   Statement showing Computation of Ratio of Earnings to Fixed Charges
  21.01   Subsidiaries of Oceaneering
  23.01   Consent of Independent Public Accountants
  24.01   Powers of Attorney
  99.01   Letter to the Securities and Exchange Commission re Arthur Andersen LLP

* Indicates exhibit previously filed with the Securities and Exchange Commission as indicated and incorporated herein by reference.

+    Indicates management contract or compensatory plan or arrangement.

(b)  Reports on Form 8-K.

     We filed the following reports on Form 8-K during the last quarter of the period covered by this report:

        Date                Description
        ----                -----------
November 14, 2001           Information furnished under Item 9, Regulation FD Disclosure, regarding the posting of a presentation on our Web site.
November 16, 2001           Information filed under Item 5, Other Events, regarding the extension of the expiration date of the Shareholder Rights Agreement dated as of November 20, 1992 to November 16, 2011 and other changes to that agreement.
December 10, 2001           Information furnished under Item 9, Regulation FD Disclosure, regarding the posting of a presentation on our Web site.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            OCEANEERING INTERNATIONAL, INC.



Date: March 27, 2002                    By: /s/ JOHN R. HUFF
                                            ----------------------------
                                            John R. Huff
                                            Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                            Title                                           Date

 /s/ JOHN R. HUFF                                    Chairman of the Board and                       March 27, 2002
-------------------------------                      Chief Executive Officer
John R. Huff                                         (Principal Executive Officer)


 /s/ MARVIN J. MIGURA                                Senior Vice President and                       March 27, 2002
-------------------------------                      Chief Financial Officer
Marvin J. Migura                                     (Principal Financial Officer)


 /s/  JOHN L. ZACHARY                                Controller                                      March 27, 2002
-------------------------------                      (Principal Accounting Officer)
John L. Zachary

 /s/  T. JAY COLLINS                                 President, Chief Operating Officer              March 27, 2002
-------------------------------                      and Director
T. Jay Collins

 /s/ CHARLES B. EVANS*                               Director                                        March 27, 2002
-------------------------------
Charles B. Evans

 /s/ DAVID S. HOOKER*                                Director                                        March 27, 2002
-------------------------------
David S. Hooker

 /s/ D. MICHAEL HUGHES*                              Director                                        March 27, 2002
-------------------------------
D. Michael Hughes

 /s/ HARRIS J. PAPPAS*                               Director                                        March 27, 2002
-------------------------------
Harris J. Pappas

*By:  /s/ GEORGE R. HAUBENREICH, JR.
     -------------------------------
      George R. Haubenreich, Jr.
      Attorney-in-Fact

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

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Oceaneering International, Inc.:

We have audited the accompanying consolidated balance sheets of Oceaneering International, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of income, cash flows and shareholders' equity and comprehensive income for the year ended December 31, 2001, the nine-month period ended December 31, 2000 and for the fiscal year ended March 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Oceaneering International, Inc. and subsidiaries as of December 31, 2001 and 2000 and the results of their operations and their cash flows for the year ended December 31, 2001, the nine-month period ended December 31, 2000 and the fiscal year ended March 31, 2000, in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP



Houston, Texas
February 13, 2002

                 OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                                                                  December 31,
(in thousands, except share data)                                             2001            2000
---------------------------------                                          ----------      ----------

ASSETS
CURRENT ASSETS:
      Cash and cash equivalents                                            $   10,474      $    9,911
      Accounts receivable, net of allowances for doubtful accounts
          of $1,349 and $510                                                  128,559          80,857
      Revenue in excess of amounts billed                                      25,805          26,560
      Prepaid expenses and other                                               40,380          35,076
                                                                           ----------      ----------
          Total current assets                                                205,218         152,404
                                                                           ----------      ----------

PROPERTY AND EQUIPMENT, AT COST:
      Marine services equipment                                               340,114         313,853
      Mobile offshore production equipment, including construction
          in progress of $83,321 in 2000                                      142,186         124,785
      Manufacturing facilities                                                 45,335          41,024
      Other                                                                    46,103          43,723
                                                                           ----------      ----------
                                                                              573,738         523,385
      Less accumulated depreciation                                           231,402         187,025
                                                                           ----------      ----------
          Net property and equipment                                          342,336         336,360
                                                                           ----------      ----------

OTHER ASSETS:
      Goodwill, net of accumulated amortization of $9,221 and $7,526           13,884          11,493
      Other                                                                    18,173          15,260
                                                                           ----------      ----------
TOTAL ASSETS                                                               $  579,611      $  515,517
                                                                           ==========      ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
      Accounts payable                                                     $   28,902      $   25,076
      Accrued liabilities                                                      74,193          60,139
      Income taxes payable                                                     10,739           8,736
      Current portion of long-term debt                                            --              73
                                                                           ----------      ----------
          Total current liabilities                                           113,834          94,024
                                                                           ----------      ----------

LONG-TERM DEBT, NET OF CURRENT PORTION                                        170,000         180,000
                                                                           ----------      ----------

OTHER LONG-TERM LIABILITIES                                                    44,344          34,599
                                                                           ----------      ----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
      Common Stock, par value $0.25 per share; 90,000,000 shares
           authorized; 24,017,046 shares issued                                 6,004           6,004
      Additional paid-in capital                                               84,105          78,945
      Treasury stock; 249,872 and 979,285 shares at cost                       (3,353)        (13,123)
      Retained earnings                                                       184,915         151,806
      Other comprehensive income                                              (20,238)        (16,738)
                                                                           ----------      ----------
          Total shareholders' equity                                          251,433         206,894
                                                                           ----------      ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                 $  579,611      $  515,517
                                                                           ==========      ==========

The accompanying Notes are an integral part of these Consolidated Financial Statements.

                 OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

                                                                                                 Nine-Month      Fiscal Year
                                                                         Year Ended             Period Ended        Ended
                                                                        December 31,            December 31,      March 31,
(in thousands, except per share data)                               2001            2000            2000            2000
-------------------------------------                            ----------      ----------     ------------     ----------
                                                                                (unaudited)
REVENUE                                                          $  523,820      $  418,773      $  307,730      $  416,820

COST OF SERVICES AND PRODUCTS                                       420,679         348,225         254,659         345,178
                                                                 ----------      ----------      ----------      ----------

      GROSS MARGIN                                                  103,141          70,548          53,071          71,642

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE                          43,733          41,089          30,860          39,343
                                                                 ----------      ----------      ----------      ----------

      INCOME FROM OPERATIONS                                         59,408          29,459          22,211          32,299

INTEREST INCOME                                                         491             497             386             533

INTEREST EXPENSE, NET OF AMOUNTS CAPITALIZED                         (9,928)         (7,104)         (5,629)         (5,936)

OTHER INCOME (EXPENSE), NET                                             614            (207)            122            (330)

MINORITY INTERESTS                                                      352             717             586            (341)
                                                                 ----------      ----------      ----------      ----------

      INCOME BEFORE INCOME TAXES                                     50,937          23,362          17,676          26,225

PROVISION FOR INCOME TAXES                                          (17,828)         (8,410)         (6,363)         (9,441)
                                                                 ----------      ----------      ----------      ----------

NET INCOME                                                       $   33,109      $   14,952      $   11,313      $   16,784
                                                                 ==========      ==========      ==========      ==========

BASIC EARNINGS PER SHARE                                         $     1.41      $     0.65      $     0.49      $     0.74
DILUTED EARNINGS PER SHARE                                       $     1.38      $     0.64      $     0.49      $     0.73

WEIGHTED AVERAGE NUMBER OF COMMON SHARES                             23,473          22,895          22,935          22,757
INCREMENTAL SHARES FROM STOCK OPTIONS                                   442             293             291             279
WEIGHTED AVERAGE NUMBER OF COMMON SHARES AND EQUIVALENTS
                                                                     23,915          23,188          23,226          23,036


The accompanying Notes are an integral part of these Consolidated Financial Statements.

                 OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                Nine-Month       Fiscal Year
                                                                         Year Ended            Period Ended        Ended
                                                                        December 31,            December 31,      March 31,
(in thousands)                                                      2001            2000            2000            2000
--------------                                                   ----------      ----------     ------------     ----------
                                                                                (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income                                                    $   33,109      $   14,952      $   11,313      $   16,784
                                                                 ----------      ----------      ----------      ----------
   Adjustments to reconcile net income to net cash
     provided by operating activities:
   Depreciation and amortization                                     47,906          39,748          30,664          33,948
   Currency translation adjustments and other                         1,767            (720)            (46)          1,582
   Increase (decrease) in cash from:
     Accounts receivable and revenue in excess of
       amounts billed, net                                          (46,947)          3,073          11,155         (14,734)
     Prepaid expenses and other current assets                       (9,876)         (6,192)         (8,029)         (2,131)
     Other assets                                                     4,809          (5,012)         (3,036)         (2,922)
     Accounts payable                                                 3,826           1,579          (9,517)         11,112
     Accrued liabilities                                             14,054          (1,352)          6,494            (962)
     Income taxes payable                                             7,639          (1,534)          1,595          (2,801)
     Other long-term liabilities                                      3,553          11,190             278          13,192
                                                                 ----------      ----------      ----------      ----------

   Total adjustments to net income                                   26,731          40,780          29,558          36,284
                                                                 ----------      ----------      ----------      ----------

NET CASH PROVIDED BY OPERATING ACTIVITIES                            59,840          55,732          40,871          53,068
                                                                 ----------      ----------      ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                              (57,661)       (138,662)       (101,641)        (80,758)
   Dispositions of property and equipment                               116          12,188           8,122           5,309
   Increase in other assets                                          (2,415)         (2,827)         (2,884)           (593)
                                                                 ----------      ----------      ----------      ----------

NET CASH USED IN INVESTING ACTIVITIES                               (59,960)       (129,301)        (96,403)        (76,042)
                                                                 ----------      ----------      ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds (payments) on revolving credit, term loan
     and other long-term debt                                       (10,073)         69,395          51,748          27,419
   Proceeds from issuance of common stock                            10,897           3,735           2,694           6,246
   Purchases of treasury stock                                         (141)           (754)             --          (8,057)
                                                                 ----------      ----------      ----------      ----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                               683          72,376          54,442          25,608
                                                                 ----------      ----------      ----------      ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    563          (1,193)         (1,090)          2,634

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                       9,911          11,104          11,001           8,367
                                                                 ----------      ----------      ----------      ----------

CASH AND CASH EQUIVALENTS - END OF PERIOD                        $   10,474      $    9,911      $    9,911      $   11,001
                                                                 ==========      ==========      ==========      ==========


The accompanying Notes are an integral part of these Consolidated Financial Statements.

                 OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME

                                                 Common Stock      Additional                               Other
                                                    Issued          Paid-in      Treasury     Retained   Comprehensive
(in thousands)                                Shares     Amounts    Capital       Stock       Earnings      Income         Total
--------------                              ----------  ---------  ----------   ----------   ----------  -------------   ----------

BALANCE, MARCH 31, 1999                         24,017  $   6,004  $   82,421   $  (22,803)  $  123,709   $     (9,892)  $  179,439

Comprehensive Income:
    Net Income                                      --         --          --           --       16,784             --       16,784
    Translation adjustments                         --         --          --           --           --         (2,827)      (2,827)
                                            ----------  ---------  ----------   ----------   ----------   ------------   ----------
Total Comprehensive Income                          --         --          --           --       16,784         (2,827)      13,957
Restricted stock issued                             --         --      (8,165)       8,165           --             --           --
Stock options exercised                             --         --         461        4,233           --             --        4,694
Restricted stock plan compensation expense          --         --       3,255           --           --             --        3,255
Treasury stock purchases                            --         --          --       (8,057)          --             --       (8,057)
Treasury stock issued to company benefit
    plan, at average cost                           --         --          --        2,412           --             --        2,412
                                            ----------  ---------  ----------   ----------   ----------   ------------   ----------

BALANCE, MARCH 31, 2000                         24,017      6,004      77,972      (16,050)     140,493        (12,719)     195,700

Comprehensive Income:
    Net Income                                      --         --          --           --       11,313             --       11,313
    Translation adjustments                         --         --          --           --           --         (4,019)      (4,019)
                                            ----------  ---------  ----------   ----------   ----------   ------------   ----------
Total Comprehensive Income                          --         --          --           --       11,313         (4,019)       7,294
Restricted stock issued                             --         --        (175)         175           --             --           --
Stock options exercised                             --         --          39          880           --             --          919
Restricted stock plan compensation expense          --         --       1,109           --           --             --        1,109
Treasury stock issued to company benefit
    plan, at average cost                           --         --          --        1,872           --             --        1,872
                                            ----------  ---------  ----------   ----------   ----------   ------------   ----------

BALANCE, DECEMBER 31, 2000                      24,017      6,004      78,945      (13,123)     151,806        (16,738)     206,894

Comprehensive Income:
    Net Income                                      --         --          --           --       33,109             --       33,109
    Change in fair value of interest
              rate hedge                            --         --          --           --           --             64           64
    Translation adjustments                         --         --          --           --           --         (3,564)      (3,564)
                                            ----------  ---------  ----------   ----------   ----------   ------------   ----------
Total Comprehensive Income                          --         --          --           --       33,109         (3,500)      29,609
Restricted stock issued                             --         --         786         (786)          --             --           --
Stock options exercised                             --         --       1,945        8,271           --             --       10,216
Restricted stock plan compensation expense          --         --       2,429           --           --             --        2,429
Treasury stock purchases                            --         --          --         (141)          --             --         (141)
Treasury stock issued to company benefit
    plan, at average cost                           --         --          --        2,426           --             --        2,426
                                            ----------  ---------  ----------   ----------   ----------   ------------   ----------

BALANCE, DECEMBER 31, 2001                      24,017  $   6,004  $   84,105   $   (3,353)  $  184,915   $    (20,238)  $  251,433
                                            ==========  =========  ==========   ==========   ==========   ============   ==========


The accompanying Notes are an integral part of these Consolidated Financial Statements.

                 OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF MAJOR ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Oceaneering International, Inc. and its 50% or more owned and controlled subsidiaries. Oceaneering accounts for its investments in unconsolidated affiliated companies under the equity method. All significant intercompany accounts and transactions have been eliminated. As used in these notes, references to "Oceaneering" mean Oceaneering International, Inc. and its 50% or more owned and controlled subsidiaries.

Effective November 1, 2000, Oceaneering's Board of Directors approved the change of its year end to December 31 from March 31. The accompanying financial statements for the year ended December 31, 2000 are presented for comparative purposes and are unaudited. Management has reflected all adjustments that it believes are necessary to present fairly Oceaneering's results of operations and cash flows for that unaudited period. All such adjustments are of a normal recurring nature.

Cash and Cash Equivalents

Cash and cash equivalents include demand deposits and highly liquid investments with original maturities of three months or less from the date of the investment.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

                                                                      December 31,
         (in thousands)                                            2001           2000
         --------------                                         ----------     ----------

         Spare parts for remotely operated vehicles             $   14,316     $   10,568
         Inventories, primarily raw materials                        9,385          8,848
         Deferred taxes                                             10,359          8,057
         Other                                                       6,320          7,603
                                                                ----------     ----------
                    Total                                       $   40,380     $   35,076
                                                                ==========     ==========

Inventory is priced at lower of cost or market. Oceaneering determines cost using the weighted-average method.

Property and Equipment and Goodwill

Oceaneering provides for depreciation of property and equipment primarily on the straight-line method over estimated useful lives of three to 20 years for marine services equipment, up to 12 years for mobile offshore production equipment and three to 25 years for buildings, improvements and other equipment. Goodwill arising from business acquisitions made before June 30, 2001 was amortized on the straight-line method over 15 years.

The costs of repair and maintenance of property and equipment are charged to operations as incurred, while the costs of improvements are capitalized. Oceaneering accrues in advance for anticipated drydocking expenses of its larger vessels. Accrued drydock costs, which are included in accrued liabilities on the balance sheets, were $3.6 million and $3.2 million at December 31, 2001 and 2000, respectively. Interest is capitalized on assets where the construction period is anticipated to be more than three months. Oceaneering does not allocate general administrative costs to capital projects. Upon the disposition of property and equipment, the related cost and accumulated depreciation accounts are relieved and the resulting gain or loss is included as an adjustment to cost of services and products.

                 OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES

During the nine-month period ended December 31, 2000, Oceaneering exchanged its diving-related assets, including a vessel, in Asia, Australia and the Middle East for 11 remotely operated vehicles. The assets acquired were recorded at their fair market value and the transaction did not result in a material gain or loss to Oceaneering.

Management periodically, and upon the occurrence of a triggering event, reviews the realizability of goodwill and other long-term assets and makes any appropriate impairment adjustments and disclosures. During the year ended December 31, 2001 and the nine-month period ended December 31, 2000, Oceaneering recorded impairment adjustments of $1.5 million and $2.5 million, respectively, in the form of additional depreciation included in Cost of Services and Products within the Mobile Offshore Production Systems business segment. These adjustments decreased the carrying value of an out-of-service tanker to its estimated scrap value. During the year ended December 31, 2001, Oceaneering also recorded an impairment adjustment of $600,000 in the form of additional depreciation included in the Cost of Services and Products within the Other Services business segment. This adjustment decreased the carrying value of a crane barge held for sale to its estimated market value. No other impairment adjustments were made during the periods presented.

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for under the purchase method. SFAS No. 141 also establishes criteria for the separate recognition of intangible assets acquired in a business combination. The adoption of SFAS No. 141 will have no effect on our consolidated financial position or results of operations. SFAS No. 142 requires for 2002 that goodwill no longer be amortized to earnings, but instead be subject to periodic testing for impairment. In addition, goodwill for acquisitions after June 30, 2001 is not amortized. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 and the non-amortization provisions are effective for acquisitions taking place after June 30, 2001. For the year ended December 31, 2001, Oceaneering amortized $1,696,000 of goodwill. Oceaneering also made an acquisition in the third quarter of 2001 which generated $3,259,000 of goodwill which, in accordance with the provisions of SFAS No. 142, was not amortized. We are reviewing the effect SFAS No. 142 will have on our consolidated financial position and results of operations and, other than ceasing goodwill amortization effective January 1, 2002, we do not presently anticipate that SFAS No. 142 will have a significant impact on our consolidated financial position or results of operations.

Revenue Recognition

Oceaneering's revenue is primarily derived from billings under contracts that provide for specific time, material and equipment charges, which are accrued daily and billed periodically, ranging from weekly to monthly. Significant lump-sum contracts, particularly in the Subsea Products segment, are accounted for using the percentage-of-completion method. Under this method, we measure the extent of progress toward completion based on physical progress. Revenue in Excess of Amounts Billed relates to recoverable costs and accrued profits on contracts in process. Billings in Excess of Revenue Recognized on uncompleted contracts are classified in accrued liabilities. Revenue on contracts with a substantial element of research and development is recognized to the extent of cost until such time as the probable final profitability can be determined. Anticipated losses on contracts, if any, are recorded in the period that such losses are first determinable. Oceaneering believes its revenue recognition accounting policies comply with SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements."

Revenue in Excess of Amounts Billed are summarized as follows:

                                                                      December 31,
         (in thousands)                                            2001           2000
         --------------                                         ----------     ----------

         Revenues recognized on uncompleted contracts           $  157,858     $  117,177
         Less:  Billings of customers                             (132,053)       (90,617)
                                                                ----------     ----------
         Revenue in excess of amounts billed                    $   25,805     $   26,560
                                                                ==========     ==========

                 OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES

Billings in Excess of Revenues Recognized are summarized as follows:

                                                                      December 31,
         (in thousands)                                            2001           2000
         --------------                                         ----------     ----------

         Amounts billed to customers                             $   26,745     $    8,269
         Less:  Revenues recognized                                 (23,752)        (5,356)
                                                                 ----------     ----------
         Billings in excess of revenue recognized                $    2,993     $    2,913
                                                                 ==========     ==========

Income Taxes

Oceaneering provides income taxes at appropriate tax rates in accordance with its interpretation of the respective tax laws and regulations after review and consultation with its internal tax department, tax advisors and, in some cases, legal counsel in the various jurisdictions. Deferred income taxes are provided for temporary differences in the recognition of income and expense for financial and tax reporting purposes. Oceaneering's policy is to provide for deferred U.S. income taxes on repatriated foreign income only to the extent such income is not to be invested indefinitely in the related foreign entity.

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

Earnings Per Share

Basic and diluted earnings per share are computed by dividing net income by the weighted average number of common shares and the weighted average number of common shares plus common share equivalents, respectively. The weighted average number of common shares and equivalents for 2001 exclude an average of 667,000 stock options which were antidilutive.

Other Long-term Liabilities

At December 31, 2001 and 2000, other long-term liabilities include $10.0 million and $9.1 million, respectively, for self-insurance reserves not expected to be paid out in the following year and $28.5 million and $22.0 million, respectively, for deferred income taxes.

Financial Instruments

Oceaneering recognizes all derivative instruments as either assets or liabilities in the balance sheet and measures those instruments at fair value. Subsequent changes in fair value are reflected in current earnings or other comprehensive income, depending on whether a derivative instrument is designated as part of a hedge relationship and, if it is, the type of hedge relationship.

Reclassifications

Certain amounts from prior periods have been reclassified to conform with the current year presentation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and

                 OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES

liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates.

2. INCOME TAXES

Oceaneering and its domestic subsidiaries, including acquired companies from their respective dates of acquisition, file a consolidated U.S. federal income tax return. Oceaneering conducts its international operations in a number of locations that have varying laws and regulations with regard to income and other taxes, some of which are subject to interpretation. Management believes that adequate provisions have been made for all taxes that will ultimately be payable. On a geographic basis, income before minority interests and income taxes attributable to the United States was $5.4 million, $6.7 million and $10.5 million for the year ended December 31, 2001, the nine-month period ended December 31, 2000 and the fiscal year ended March 31, 2000, respectively.

The provisions for income taxes were as follows:

                                                              Nine-Month     Fiscal Year
                                               Year Ended    Period Ended       Ended
                                              December 31,   December 31,     March 31,
         (in thousands)                           2001           2000            2000
         --------------                       ------------   ------------    -----------

         U.S. federal and state                $    9,764     $    1,671      $    4,988
         Foreign                                    8,064          4,692           4,453
                                               ----------     ----------      ----------
         Total provision                       $   17,828     $    6,363      $    9,441
                                               ==========     ==========      ==========

         Current                               $   13,623     $    6,375      $    2,135
         Deferred                                   4,205            (12)          7,306
                                               ----------     ----------      ----------
         Total provision                       $   17,828     $    6,363      $    9,441
                                               ==========     ==========      ==========

         Cash taxes paid                       $   10,320     $    4,538      $    7,906
                                               ==========     ==========      ==========

During the nine-month period ended December 31, 2000, Oceaneering also received a cash tax refund of $4,353,000.

As of December 31, 2001, Oceaneering's Brazil subsidiary had net operating loss carryforwards ("NOLs") of approximately $9 million, which are available to reduce future Brazil income taxes that would otherwise be payable.

As of December 31, 2001 and 2000, Oceaneering's worldwide deferred tax assets and liabilities were as follows:

                                                                 December 31,
         (in thousands)                                      2001            2000
         --------------                                   ----------      ----------

         Current deferred tax assets                      $   10,359      $    8,057
                                                          ==========      ==========

         Gross deferred tax assets - long-term            $    3,216      $    5,612
         Valuation allowance                                  (3,150)         (5,600)
                                                          ----------      ----------
         Net deferred tax assets - long-term              $       66      $       12
                                                          ==========      ==========

         Deferred tax liabilities                         $   28,517      $   21,956
                                                          ==========      ==========

Oceaneering's gross deferred tax assets consist primarily of NOLs in its Brazilian subsidiary, which have no expiration date, and insurance claim reserves for which a tax deduction has not yet been allowed. Deferred tax liabilities consist primarily of depreciation and amortization book/tax differences and provisions for income of foreign subsidiaries expected to be repatriated.

                 OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES

Oceaneering has established a valuation allowance for deferred tax assets after taking into account factors that are likely to affect Oceaneering's ability to utilize the tax assets. In particular, Oceaneering conducts its business through several foreign subsidiaries and, although Oceaneering expects its consolidated operations to be profitable, there is no assurance that profits will be earned in entities or jurisdictions that have NOLs available. Changes in the valuation allowance primarily relate to the expected utilization of foreign NOLs and realization of foreign tax credits. Income taxes, computed by applying the federal statutory income tax rate of 35% to income before income taxes and minority interests, are reconciled to the actual provisions for income taxes as follows:

                                                                                Nine-Month      Fiscal Year
                                                                Year Ended     Period Ended       Ended
                                                               December 31,    December 31,      March 31,
         (in thousands)                                            2001            2000            2000
         --------------                                        ------------    -----------      ----------
         Computed U.S. statutory expense                        $   17,705      $    5,981      $    9,298
         Change in valuation allowances                             (2,450)          1,224          (6,008)
         Withholding taxes and foreign earnings taxed
         at rates different from U.S. statutory rates                2,319           1,066           3,375
         State and local taxes and other, net                          254          (1,908)          2,776
                                                                ----------      ----------      ----------
         Total provision for income taxes                       $   17,828      $    6,363      $    9,441
                                                                ==========      ==========      ==========

3. DEBT

Long-term Debt consisted of the following:

                                                                 December 31,
         (in thousands)                                      2001           2000
         --------------                                   ----------     ----------
         6.72% Senior Notes                               $  100,000     $  100,000
         Revolving credit facility                            23,000         65,000
         Term loan agreement                                  47,000         15,000
         Capital lease                                            --             73
                                                          ----------     ----------
              Long-term Debt                                 170,000        180,073
         Current portion                                          --            (73)
                                                          ----------     ----------
         Long-term Debt, net of current portion           $  170,000     $  180,000
                                                          ==========     ==========

Oceaneering has $100 million aggregate principal amount of 6.72% Senior Notes outstanding and scheduled to be paid in five equal annual installments beginning September 2006.

Oceaneering has an $80 million revolving credit facility (the "Credit Agreement"). There is a commitment fee ranging from .20% to .25% per annum, depending on Oceaneering's debt-to-capitalization ratio, on the unused portion of the banks' commitments. Principal maturity is in October 2003. Under the Credit Agreement, Oceaneering has the option to borrow dollars at the London Interbank Offered Rate ("LIBOR") plus a margin ranging from .50% to 1.00%, depending on Oceaneering's debt-to-capitalization ratio, or at the agent bank's prime rate. The weighted average interest rate for borrowings under the Credit Agreement was 2.56% at December 31, 2001.

In March 2000, Oceaneering entered into a four-year, $50 million term loan agreement (the "Term Loan"). Borrowings under the Term Loan were made until March 2001 and principal repayments commenced in October 2001 with final maturity in April 2004. There are no further borrowings available and no commitment fees on the Term Loan. Under the Term Loan, Oceaneering pays interest at LIBOR plus a margin ranging from .75% to 1.25%, depending on Oceaneering's debt-to-capitalization ratio. The weighted average interest rate for borrowings under the Term Loan was 3.21% at December 31, 2001. At December 31, 2001, Oceaneering had an interest rate hedge in place that effectively fixed LIBOR at 3.24% for the remainder of the Term Loan.

                 OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES

Scheduled maturities of Long-term Debt outstanding as of December 31, 2001 were as follows:

                                     6.72%         Credit           Term
         (in thousands)              Notes        Agreement         Loan          Total
         --------------            ----------     ----------     ----------     ----------
         2002                      $       --     $       --     $   12,000     $   12,000
         2003                              --         23,000         12,000         35,000
         2004                              --             --         23,000         23,000
         2005                              --             --             --             --
         2006                          20,000             --             --         20,000
         Thereafter                    80,000             --             --         80,000
                                   ----------     ----------     ----------     ----------
         Total                     $  100,000     $   23,000     $   47,000     $  170,000
                                   ==========     ==========     ==========     ==========

Maturities in 2002 are not classified as current as of December 31, 2001 since Oceaneering can extend the maturity by re-borrowing under the Credit Agreement with a maturity date after one year.

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

Cash interest payments of $12.0 million, $6.7 million and $7.7 million were made in the year ended December 31, 2001, the nine-month period ended December 31, 2000 and the fiscal year ended March 31, 2000, respectively. Interest charges of $2.0 million, $3.0 million and $1.8 million were capitalized as part of construction in progress in the year ended December 31, 2001, the nine-month period ended December 31, 2000 and the fiscal year ended March 31, 2000, respectively.

4. EMPLOYEE BENEFIT PLANS AND SHAREHOLDER RIGHTS PLAN

Retirement Investment Plans

Oceaneering has three separate employee retirement investment plans which, taken together, cover most of its full-time employees. The Oceaneering Retirement Investment Plan is a 401(k) plan in which domestic employees may participate by deferring a portion of their gross monthly salary and directing Oceaneering to contribute the deferred amount to the plan. Oceaneering matches a portion of the employees' deferred compensation. Oceaneering's contributions to the plan were $3,679,000, $3,220,000 and $2,867,000 for the plan years ended December 31,
2001, 2000 and 1999, respectively.

The second plan is the Oceaneering International Services Pension Scheme for employees in the United Kingdom. Under this plan, employees may contribute a portion of their gross monthly salary. Oceaneering also contributes an amount equal to a portion of the participant's gross monthly salary. The plan assets exceed vested benefits and are not material to the assets of Oceaneering. Company contributions to this plan for the year ended December 31, 2001, the nine-month period ended December 31, 2000 and the fiscal year ended March 31, 2000 were $207,000, $41,000 and $32,000, respectively.

The third plan is the Oceaneering International, Inc. Supplemental Executive Retirement Plan, which covers selected key management employees and executives of Oceaneering as approved by the Compensation Committee of Oceaneering's Board of Directors (the "Compensation Committee"). Under the plan, Oceaneering accrues an amount determined as a percentage of the participant's gross monthly salary and the amounts accrued are treated as if they are invested in one or more investment vehicles pursuant to this plan. Expenses related to this plan during the year ended December 31, 2001, the nine-month period ended December 31, 2000 and the fiscal year ended March 31, 2000 were $2,134,000, $921,000 and $972,000, respectively.

Incentive and Stock Option Plans

Under the 1996 and 1999 Incentive Plans and the 2000 Non-Executive Incentive Plan (the "Incentive Plans"), totals of 1,165,000, 1,450,000 and 1,000,000 shares of common stock of Oceaneering, respectively, were made available for awards to employees and other persons (excluding nonemployee directors except with respect to automatic grants as described

                 OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES

below and, with respect to the 2000 Non-Executive Incentive Plan, excluding executive officers) having an important business relationship or affiliation with Oceaneering. Under the 1999 Incentive Plan, each director of Oceaneering is automatically granted an option to purchase 10,000 shares of common stock on the date the director becomes a nonemployee director and each year thereafter at an exercise price per share equal to the fair market value of a share of common stock on the date the option was granted. These options granted to nonemployee directors become fully exercisable six months following the date of grant.

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

Oceaneering recognizes no compensation cost for stock options it issues unless options are granted at an option price below the fair market value of the stock at the date of the grant. Had compensation cost for these stock options been determined based on fair value, Oceaneering's pro forma net income for the year ended December 31, 2001, the nine-month period ended December 31, 2000 and for fiscal 2000 would have been $29,302,000, $9,137,000 and $15,442,000, respectively, and its diluted earnings per share for those periods would have been $1.23, $0.39 and $0.67, respectively.

                 OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES

Information regarding these option plans is as follows:

                                               Shares under    Weighted Average
                                                  Option        Exercise Price
                                               ------------    ----------------
         Balance at March 31, 1999                1,685,170      $      13.37
             Granted                                384,000             16.88
             Exercised                             (319,760)            12.48
             Forfeited                              (45,280)            14.12
                                               ------------      ------------
         Balance at March 31, 2000                1,704,130             14.31
             Granted                                803,800             14.57
             Exercised                              (66,035)            12.51
             Forfeited                              (93,620)            15.47
                                               ------------      ------------
         Balance at December 31, 2000             2,348,275             14.40
             Granted                                748,400             23.57
             Exercised                             (620,685)            13.74
             Forfeited                             (141,330)            17.19
                                               ------------      ------------
         Balance at December 31, 2001             2,334,660      $      17.35
                                               ============      ============

The weighted average fair value of options granted in the year ended December 31, 2001, the nine-month period ended December 31, 2000 and the fiscal year ended March 31, 2000 was $9.98, $7.18 and $8.90, respectively. The fair value of the stock options granted was estimated on the date of grant using the Black-Scholes option pricing model, with the following assumptions:

                                                                  Nine-Month       Fiscal Year
                                                Year Ended       Period Ended         Ended
                                               December 31,      December 31,        March 31,
         (in thousands)                            2001              2000              2000
         --------------                        ------------      ------------      ------------

         Risk-free interest rate                       4.69%             6.13%             5.87%
         Expected dividend yield                          0%                0%                0%
         Expected life                            3.0 years         4.5 years         6.0 years
         Expected volatility                          57.09%            51.24%            46.14%

The following table provides information about the options outstanding at December 31, 2001.

                                              Outstanding                                Exercisable
                             ----------------------------------------------     -----------------------------
                                               Weighted
                              Number of         Average          Weighted        Number of         Weighted
Range of                      Shares at        Remaining         Average         Shares at         Average
Exercise                     December 31,     Contractual        Exercise       December 31,       Exercise
Prices                           2001         Life (years)        Price             2001            Price
--------                     ------------     ------------     ------------     ------------     ------------
$4.72 - 14.36                     403,300             2.07     $      10.65          317,525     $      10.73
$14.37 - 16.56                    988,360             3.37     $      15.03          507,160     $      15.05
$16.57 - 23.82                    943,000             3.71     $      22.65          434,250     $      21.62

At December 31, 2001, there were 277,450 shares of Oceaneering common stock under these plans available for grant, in the form of stock options, stock appreciation rights or stock awards, subject to no more than 144,150 shares being used for awards other than stock options or stock appreciation rights to employees.

During the nine-month period ended December 31, 2000 and the fiscal year ended March 31, 2000, the Compensation Committee granted restricted common stock of Oceaneering to certain of its key executives. No restricted common stock of Oceaneering was granted in 2001. These grants are subject to earning requirements on the basis of a percentage change between the price of the common stock of Oceaneering versus the average of the common stock price of a peer group of companies over two- and three- year periods, respectively. Up to one-half of the grant made in the nine-month period ended December 31, 2000 and up to one-third of the grants made in the fiscal year ended March 31, 2000 may be earned each year depending on Oceaneering's cumulative common stock performance, with any amount earned subject to vesting in four equal installments over a four-year period, conditional upon continued employment. At the time of each vesting, a participant receives a tax assistance payment for which the participant must reimburse Oceaneering if the vested common stock is sold by the participant within three years after the vesting date. As of December 31, 2001, one-half of the grant made in the nine-month period ended December 31, 2000 had been earned and two-thirds of the grants made in the fiscal year ended March 31, 2000 had been earned. As of December 31, 2001, a total of 533,000 shares of restricted stock was outstanding and unvested under these and former, similar grants, of which 360,000 shares were earned, subject to vesting requirements. The numbers and weighted average grant date fair values of restricted stock granted were 16,000 and $19.87, respectively, during the nine-month period ended December 31, 2000 and 549,000 and $17.06, respectively, during the fiscal year ended March 31, 2000. In June 1999, certain key executives also elected to receive restricted common stock of Oceaneering totaling 42,812 shares with grant date fair values of $16.56 per share, subject to similar vesting requirements and tax assistance payments, in lieu of cash for all or part of their fiscal 1999 bonus awards. Each grantee of shares of restricted stock mentioned in this paragraph is deemed to be the record owner of those shares during the restriction period, with the right to vote and receive any dividends on those shares.

Shareholder Rights Plan

Oceaneering has a Shareholder Rights Plan dated as of November 20, 1992, as amended and restated as of November 16, 2001. One preferred share purchase right exists for each outstanding share of Oceaneering's common stock. The plan will cause substantial dilution to a party that attempts to acquire Oceaneering in a manner or on terms not approved by

                 OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES

Oceaneering's Board of Directors. The rights, which do not have voting rights and are not entitled to dividends until such time as they become exercisable, are scheduled to expire in November 2011.

5. COMMITMENTS AND CONTINGENCIES

Lease Commitments

At December 31, 2001, Oceaneering occupied several facilities under noncancellable operating leases expiring at various dates through 2023. Future minimum rentals under these leases are as follows:

                                                                 (in thousands)
                  2002                                              $ 4,617
                  2003                                                3,893
                  2004                                                3,543
                  2005                                                2,794
                  2006                                                2,532
                  Thereafter                                          8,497
                                                                    -------
                  Total Lease Commitments                           $25,876
                                                                    =======

Rental expense, which includes hire of vessels, specialized equipment and real estate rental, was approximately $14 million, $13 million and $22 million for the year ended December 31, 2001, the nine-month period ended December 31, 2000 and the fiscal year ended March 31, 2000, respectively.

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

Litigation

Various actions and claims are pending against Oceaneering, most of which are covered by insurance. In the opinion of Oceaneering's management, the ultimate liability, if any, that may result from these actions and claims will not materially affect Oceaneering's financial position or results of operations.

Letters of Credit

Oceaneering had $23 million and $17 million in letters of credit outstanding as of December 31, 2001 and 2000, respectively, as guarantees in force for self-insurance requirements and various performance and bid bonds, which are usually for a period of approximately one year or the duration of the applicable contract.

Financial Instruments and Risk Concentration

In the normal course of business, Oceaneering manages risks associated with foreign exchange rates and interest rates through a variety of strategies, including the use of hedging transactions. As a matter of policy, Oceaneering does not use derivative instruments unless there is an underlying exposure. We do not use derivative instruments for trading or speculative purposes.

                 OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES

As of December 31, 2001, Oceaneering had an interest rate hedge in place, which fixed three-month LIBOR at 3.24%, effective January 2, 2002. This applies to the scheduled balance of the Term Loan, and the amount is reduced by the scheduled amortization of the Term Loan.

Other financial instruments that potentially subject Oceaneering to concentrations of credit risk are primarily cash and cash equivalents, long-term bank and other borrowings and accounts receivable. The carrying values of cash and cash equivalents and bank borrowings approximate their fair values due to the short maturity of those instruments or the short-term duration of the associated interest rate periods. Accounts receivable are generated from a broad and diverse group of customers, primarily from within the energy industry, which is Oceaneering's major source of revenue. Oceaneering maintains an allowance for doubtful accounts based on expected collectibility.

Oceaneering estimated the fair value of its $100 million of 6.72% Senior Notes (see Note 3) to be $101 million as of December 31, 2001. This estimate was arrived at by computing the present value of the future principal and interest payments using a yield-to-maturity interest rate for securities of similar quality and term.

Post-Employment Benefit

In November 2001, Oceaneering entered into an agreement with its Chairman and Chief Executive Officer (the "Chairman"). The agreement provides for a specific employment period with Oceaneering through August 15, 2006, followed by a specific service period ending no later than August 15, 2011, during which the Chairman, acting as an independent contractor, has agreed to serve as non-executive Chairman of the Board of Directors of Oceaneering if requested to serve in such capacity by the Board of Directors of Oceaneering. The agreement provides the Chairman with a post-employment benefit of ten years following his services to Oceaneering. The agreement also provides for medical coverage on an after-tax basis to the Chairman, his spouse and children during his employment with Oceaneering, and, under certain circumstances, thereafter for their lives. Oceaneering is recognizing the net present value of the post-employment benefits over the expected service period. If the service period is reduced or terminated, Oceaneering will recognize the previously unaccrued benefits.

6. OPERATIONS BY BUSINESS SEGMENT AND GEOGRAPHIC AREA

Business Segment Information

Oceaneering supplies a comprehensive range of integrated technical services to a variety of industries and is one of the world's largest underwater services contractors. Oceaneering's Offshore Oil and Gas business consists of remotely operated vehicles ("ROVs"), Subsea Products, Mobile Offshore Production Systems and Other Services. Oceaneering's Subsea Products segment supplies umbilicals, production control equipment, pipeline repair systems and ROV tooling and work packages. Oceaneering's Other Services segment provides multiservice vessels, oilfield diving, nondestructive inspection and testing and support vessel operations, which are used primarily in inspection, repair and maintenance activities. Oceaneering's Advanced Technologies business provides project management, engineering services and equipment for applications in non-oilfield markets.

                 OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES

The following table presents Revenues, Income (Loss) from Operations and Depreciation and Amortization Expense for the years ended December 31, 2001 and 2000, for the nine-month period ended December 31, 2000 and the fiscal year ended March 31, 2000 by business segment:

                                                                                           Nine-Month     Fiscal Year
                                                                   Year Ended             Period Ended       Ended
                                                                  December 31,            December 31,      March 31,
(in thousands)                                                 2001           2000            2000            2000
--------------                                              ----------     ----------     ------------    -----------
                                                                          (unaudited)
REVENUE

         Offshore Oil and Gas
                  Remotely Operated Vehicles                $  153,929     $  100,985      $   78,953      $   94,617
                  Subsea Products                              125,608         92,165          65,771          69,744
                  Mobile Offshore Production Systems            39,154         21,653          15,788          23,983
                  Other Services                               102,250         93,291          65,206         105,505
                                                            ----------     ----------      ----------      ----------
         Total Offshore Oil and Gas                            420,941        308,094         225,718         293,849
         Advanced Technologies                                 102,879        110,679          82,012         122,971
                                                            ----------     ----------      ----------      ----------
                  Total                                     $  523,820     $  418,773      $  307,730      $  416,820
                                                            ==========     ==========      ==========      ==========

INCOME (LOSS) FROM OPERATIONS

         Offshore Oil and Gas
                  Remotely Operated Vehicles                $   32,784     $   16,525      $   12,316      $   14,064
                  Subsea Products                                7,243          2,334           1,225           1,499
                  Mobile Offshore Production Systems             8,552          6,303           4,271           7,629
                  Other Services                                 3,543         (4,668)           (636)         (3,169)
                                                            ----------     ----------      ----------      ----------
         Total Offshore Oil and Gas                             52,122         20,494          17,176          20,023
         Advanced Technologies                                   7,286          8,965           5,035          12,276
                                                            ----------     ----------      ----------      ----------
                  Total                                     $   59,408     $   29,459      $   22,211      $   32,299
                                                            ==========     ==========      ==========      ==========

DEPRECIATION AND AMORTIZATION EXPENSE

         Offshore Oil and Gas
                  Remotely Operated Vehicles                $   22,611     $   17,649      $   13,719      $   13,827
                  Subsea Products                                5,449          4,525           3,401           4,212
                  Mobile Offshore Production Systems             8,800          6,534           5,497           4,239
                  Other Services                                 8,225          7,965           5,791           7,906
                                                            ----------     ----------      ----------      ----------
         Total Offshore Oil and Gas                             45,085         36,673          28,408          30,184
         Advanced Technologies                                   2,821          3,075           2,256           3,764
                                                            ----------     ----------      ----------      ----------
                  Total                                     $   47,906     $   39,748      $   30,664      $   33,948
                                                            ==========     ==========      ==========      ==========

                 OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES

The following tables present Assets and Capital Expenditures by business segment as of and for the periods indicated:

                                                           As of December 31,
(in thousands)                                            2001           2000
--------------                                         ----------     ----------
ASSETS
     Offshore Oil and Gas
         Remotely Operated Vehicles                    $  169,410     $  161,355
         Subsea Products                                  109,522         85,401
         Mobile Offshore Production Systems               115,186        107,677
         Other Services                                    93,500         84,110
                                                       ----------     ----------
     Total Offshore Oil and Gas                           487,618        438,543
     Advanced Technologies                                 50,729         49,555
     Other                                                 41,264         27,419
                                                       ----------     ----------
         Total                                         $  579,611     $  515,517
                                                       ==========     ==========

                                                                         Nine-Month      Fiscal Year
                                                        Year Ended      Period Ended         Ended
                                                       December 31,     December 31,       March 31,
(in thousands)                                             2001             2000             2000
--------------                                         ------------     ------------     ------------
CAPITAL EXPENDITURES
     Offshore Oil and Gas
         Remotely Operated Vehicles                    $     23,242     $     25,293     $     29,614
         Subsea Products                                      8,506            6,299            4,700
         Mobile Offshore Production Systems                  19,225           61,972           16,590
         Other Services                                       5,078            7,480           20,320
                                                       ------------     ------------     ------------
     Total Offshore Oil and Gas                              56,051          101,044           71,224
     Advanced Technologies                                    1,610              597            9,534
                                                       ------------     ------------     ------------
         Total                                         $     57,661     $    101,641     $     80,758
                                                       ============     ============     ============

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

No individual customer accounted for more than 10% of Oceaneering's consolidated revenue in the year ended December 31, 2001, the nine-month period ended December 31, 2000 or the fiscal year ended March 31, 2000.

                 OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES

Geographic Operating Areas

The following table summarizes certain financial data by geographic area:

                                                               Nine-Month           Fiscal Year
                                         Year Ended           Period Ended             Ended
                                        December 31,          December 31,           March 31,
(in thousands)                              2001                  2000                  2000
--------------                          ------------          ------------          ------------
REVENUE
United States                           $    277,550          $    165,858          $    207,415
Norway                                        27,671                18,484                26,934
United Kingdom                                43,173                20,127                26,504
Australia                                     23,665                 2,325                 3,942
Indonesia                                      8,116                 6,389                25,983
Other Asia                                    23,376                22,585                37,439
Africa                                        60,200                35,798                49,673
Brazil                                        40,349                21,061                16,515
Other                                         19,720                15,103                22,415
                                        ------------          ------------          ------------
Total                                   $    523,820          $    307,730          $    416,820
                                        ============          ============          ============

LONG-LIVED ASSETS                     December 31, 2001     December 31, 2000      March 31, 2000
                                      -----------------     -----------------      --------------
United States                           $    184,375          $    182,881          $    205,861
Europe                                        39,738                50,614                46,614
Africa                                        26,012                 8,736                10,088
Asia                                          23,225                18,456                22,494
Australia                                     86,968                83,321                    --
Brazil                                         8,792                14,814                14,738
                                        ------------          ------------          ------------
Total                                   $    369,110          $    358,822          $    299,795
                                        ============          ============          ============

Revenue is based on location for services and facility location for products.

7. ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

                                                                                             December 31,
     (in thousands)                                                                       2001           2000
     --------------                                                                    ----------     ----------

     Payroll and related costs                                                         $   25,230     $   18,130
     Accrued job costs                                                                     28,172         22,415
     Self insurance reserves for claims expected to be paid within one year                 6,323          5,422
     Billings in excess of revenue recognized                                               2,993          2,913
     Other                                                                                 11,475         11,259
                                                                                       ----------     ----------
     Total Accrued Liabilities                                                         $   74,193     $   60,139
                                                                                       ==========     ==========

                 OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
(in thousands, except per share data)

                                                             Year Ended December 31, 2001
QUARTER ENDED                            MARCH 31       JUNE 30        SEPT. 30       DEC. 31         TOTAL
-------------                           ----------     ----------     ----------     ----------     ----------
Revenue                                 $  104,254     $  132,223     $  141,681     $  145,662     $  523,820
Gross profit                                20,804         24,741         29,045         28,551        103,141
Income from operations                      10,288         14,122         18,169         16,829         59,408
Net income                                   5,204          7,717         10,342          9,846         33,109
Diluted earnings per share              $     0.22     $     0.32     $     0.43     $     0.41     $     1.38
Weighted average number of
    common shares and equivalents           23,650         24,022         23,973         24,013         23,915

                                                             Year Ended December 31, 2000
QUARTER ENDED                            MARCH 31       JUNE 30        SEPT. 30       DEC. 31         TOTAL
-------------                           ----------     ----------     ----------     ----------     ----------
Revenue                                 $  111,043     $  104,039     $  100,464     $  103,227     $  418,773
Gross profit                                17,477         15,373         18,373         19,325         70,548
Income from operations                       7,248          5,378          7,980          8,853         29,459
Net income                                   3,639          2,703          4,112          4,498         14,952
Diluted earnings per share              $     0.16     $     0.12     $     0.18     $     0.19     $     0.64
Weighted average number of
    common shares and equivalents           23,074         23,186         23,221         23,271         23,188

                               INDEX TO EXHIBITS

                                                                              Registration
                                                                              or File        Form or        Report       Exhibit
                                                                              Number         Report         Date         Number
                                                                              ------------   -------        ------       -------

*3.01   Restated Certificate of Incorporation                                    1-10945     10-K           Dec. 2000      3.01
 3.02   Amended and Restated By-Laws
*4.01   Specimen of Common Stock Certificate                                     1-10945     10-K           March 1993     4(a)
*4.02   Amended and Restated Shareholder Rights Agreement dated
        as of November 16, 2001                                                  1-10945     8-K            Nov. 2001       4.1
*4.03   Note Purchase Agreement dated as of September 8, 1998 relating to
        $100,000,000 6.72% Senior Notes due September 8, 2010                    1-10945     10-Q           Sept. 1998     4.01
*4.04   Loan Agreement ($80,000,000 Revolving Credit Facility)
        dated as of October 23, 1998                                             1-10945     10-Q           Sept. 1998     4.02
*4.05   Loan Agreement ($50,000,000 Term Loan) dated as of
        March 30, 2000                                                           1-10945     10-K/A         March 2000     4.05

We and certain of our consolidated subsidiaries are parties to debt instruments under which the total amount of securities authorized does not exceed 10 percent of our total consolidated assets. Pursuant to paragraph 4(ii)(A) of Item 601(b) of Regulation S-K, we agree to furnish a copy of those instruments to the Securities and Exchange Commission on request.

  10.01+  Defined Contribution Master Plan and Trust Agreement and
          Adoption Agreement for the Oceaneering International, Inc.
          Retirement Investment Plan
  10.02+  Service Agreement dated as of November 16, 2001 between
          Oceaneering and John R. Huff
 *10.03+  2000 Non-Executive Incentive Plan                                          333-50400      S-8      Nov. 2000         4.6
 *10.04+  Amended and Restated Supplemental Executive Retirement Plan                1-10945        10-Q     Dec. 1999        10.1
 *10.05+  1999 Restricted Stock Award Incentive Agreements
          dated August 19, 1999                                                      1-10945        10-Q     Sept. 1999       10.1
  10.06+  Change of Control Agreements dated as of November 16, 2001 between Oceaneering and John R. Huff, T. Jay Collins, Marvin J. Migura,
          M. Kevin McEvoy and George R. Haubenreich, Jr., respectively
 *10.07+  1999 Bonus Restricted Stock Award Agreements                               1-10945        10-K/A   March 2000      10.20
 *10.08+  1999 Incentive Plan                                                        1-10945        10-K     March 2000      10.08
  10.09+  2001 Bonus Award Plan
 *10.10+  1990 Long-Term Incentive Plan                                              33-36872       S-8      Sept. 1990       4(f)
 *10.11+  1990 Nonemployee Directors Stock Option Plan                               33-36872       S-8      Sept. 1990       4(g)
  10.12+  Form of Indemnification Agreement dated November 16, 2001 between
          Oceaneering and each of its Directors, T. Jay Collins, Marvin J. Migura,
          M. Kevin McEvoy and George R. Haubenreich, Jr
 *10.14+  1996 Incentive Plan of Oceaneering International, Inc.                     1-10945        10-Q     Sept. 1996      10.02
 *10.15+  1996 Restricted Stock Award Incentive Agreements
          dated August 23, 1996                                                      1-10945        10-Q     Sept. 1996      10.03
 *10.16+  1997 Bonus Restricted Stock Award Agreements
          dated April 22, 1997                                                       1-10945        10-K     March 1997      10.20
 *10.17+  Amendment No. 1 to 1990 Nonemployee Director Stock
          Option Plan                                                                1-10945        10-K     March 1999      10.19
 *10.18+  1998 Bonus Restricted Stock Award Agreements                               1-10945        10-K     March 1999      10.20
  12.01   Statement showing Computation of Ratio of Earnings to Fixed Charges
  21.01   Subsidiaries of Oceaneering
  23.01   Consent of Independent Public Accountants
  24.01   Powers of Attorney
  99.01   Letter to the Securities and Exchange Commission re Arthur Andersen LLP

* Indicates exhibit previously filed with the Securities and Exchange Commission as indicated and incorporated herein by reference.

+    Indicates management contract or compensatory plan or arrangement.