Form 10-Q
period 2002-03-31
OCEANEERING INTERNATIONAL INC
filed 2002-05-03
CIK 73756

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[X]                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002
                                                 --------------

                                       OR

[ ]               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from              to
                                          ------------    ------------

                         Commission File Number 1-10945
                                                -------


                         OCEANEERING INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

         DELAWARE                                               95-2628227
-------------------------------                             ------------------
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
Yes  X   No
   -----   -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                Outstanding at April 25, 2002
----------------------------                    -----------------------------
Common Stock, $.25 Par Value                          24,594,272 shares

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                 OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                     Mar. 31,   Dec. 31,
                                                       2002       2001
                                                     --------   --------
ASSETS

Current Assets:
   Cash and cash equivalents                         $ 18,285   $ 10,474
   Accounts receivable, net of allowance
     for doubtful accounts of $1,309 and $1,349       142,752    154,364
   Prepaid expenses and other                          41,025     40,380
                                                     --------   --------
   Total current assets                               202,062    205,218
                                                     --------   --------

Property and Equipment, at cost                       572,750    573,738
Less: accumulated depreciation                        237,569    231,402
                                                     --------   --------
Net property and equipment                            335,181    342,336
                                                     --------   --------

Goodwill, net of amortization of $9,220 and $9,221     14,181     13,884
                                                     --------   --------

Other Assets                                           19,530     18,173
                                                     --------   --------

   TOTAL ASSETS                                      $570,954   $579,611
                                                     ========   ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                                  $ 28,183   $ 28,902
   Accrued liabilities                                 63,938     74,193
   Income taxes payable                                12,036     10,739
                                                     --------   --------
   Total current liabilities                          104,157    113,834
                                                     --------   --------

Long-term Debt, net of current portion                145,000    170,000
                                                     --------   --------

Other Long-term Liabilities                            45,749     44,344
                                                     --------   --------

Commitments and Contingencies

Shareholders' Equity                                  276,048    251,433
                                                     --------   --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $570,954   $579,611
                                                     ========   ========


See Notes to Consolidated Financial Statements.

                    OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF INCOME
                       (in thousands, except per share amounts)

                                                  For the Three Months Ended
                                                          March 31,
                                                  --------------------------
                                                      2002         2001
                                                   ---------    ---------
Revenue                                            $ 138,849    $ 104,254
Cost of Services and Products                        110,106       83,450
                                                   ---------    ---------

    Gross margin                                      28,743       20,804

Selling, General and Administrative Expenses          10,911       10,516
                                                   ---------    ---------

    Income from operations                            17,832       10,288

Interest Income                                           70           81

Interest Expense, net of capitalized interest of
     $1,345 in 2001                                   (2,327)      (1,879)

Other Income (Expense), net                              113         (484)
                                                   ---------    ---------

    Income before income taxes                        15,688        8,006

Provision for Income Taxes                            (5,491)      (2,802)
                                                   ---------    ---------

    Net Income                                     $  10,197    $   5,204
                                                   =========    =========

Basic Earnings per Share                           $    0.42    $    0.22

Diluted Earnings per Share                         $    0.42    $    0.22

Weighted average number of common shares              24,026       23,162

Incremental shares from stock options                    422          488

Weighted average number of common shares and
     equivalents                                      24,448       23,650


See Notes to Consolidated Financial Statements.

                 OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                              For the Three Months Ended
                                                                                      March 31,
                                                                              --------------------------
                                                                                  2002         2001
                                                                                --------    --------
Cash Flows from Operating Activities:

    Net Income                                                                  $ 10,197    $  5,204
                                                                                --------    --------
    Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
    Depreciation and amortization                                                 12,371      10,281
    Currency translation adjustments and other                                       768        (343)
    Increase (decrease) in cash from:
     Accounts receivable                                                          11,612     (23,629)
     Prepaid expenses and other current assets                                      (645)     (3,089)
     Other assets                                                                   (731)     (2,115)
     Current liabilities                                                          (7,354)      5,354
     Other long-term liabilities                                                   1,405       1,097
                                                                                --------    --------

    Total adjustments to net income                                               17,426     (12,444)
                                                                                --------    --------

Net Cash Provided by (Used in) Operating Activities                               27,623      (7,240)
                                                                                --------    --------

Cash Flows from Investing Activities:
    Purchases of property and equipment and other                                 (7,083)    (14,582)
                                                                                --------    --------

Net Cash Used in Investing Activities                                             (7,083)    (14,582)
                                                                                --------    --------

Cash Flows from Financing Activities:
    Net proceeds from (payments of) revolving credit and other long-term debt    (25,000)     14,927
    Proceeds from issuance of common stock                                        12,271       4,135
                                                                                --------    --------

Net Cash Provided by (Used in) Financing Activities                              (12,729)     19,062
                                                                                --------    --------

Net Increase (Decrease) in Cash and Cash Equivalents                               7,811      (2,760)

Cash and Cash Equivalents - Beginning of Year                                     10,474       9,911
                                                                                --------    --------

Cash and Cash Equivalents - End of Period                                       $ 18,285    $  7,151
                                                                                ========    ========


See Notes to Consolidated Financial Statements.

                 OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       Basis of Presentation and Significant Accounting Policies

         These consolidated financial statements are unaudited, have been prepared pursuant to instructions for the Quarterly Report on Form 10-Q required to be filed with the Securities and Exchange Commission and do not include all information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles. These financial statements reflect all adjustments that Oceaneering's management believes are necessary to present fairly Oceaneering's financial position at March 31, 2002 and its results of operations and cash flows for the periods presented. All such adjustments are of a normal and recurring nature. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Oceaneering's Annual Report on Form 10-K for the year ended December 31, 2001. The results for interim periods are not necessarily indicative of annual results.

2.       Prepaid Expenses and Other Current Assets

         Prepaid expenses and other current assets consisted of the following:

                                                                   Mar. 31,   Dec. 31,
                                                                     2002       2001
                                                                   --------   --------
                                                                     (in thousands)
Spare parts for remotely operated vehicles                          $13,683   $14,316
Inventories, primarily raw materials                                 11,693     9,385
Deferred taxes                                                       10,359    10,359
Other                                                                 5,290     6,320
                                                                    -------   -------
                                                                    $41,025   $40,380
                                                                    =======   =======

3.       Shareholders' Equity

         Shareholders' Equity consisted of the following:

                                                                Mar. 31,   Dec. 31,
                                                                  2002       2001
                                                                --------   --------
                                                                 (in thousands)
Common Stock, par value $0.25;
    90,000,000 shares authorized; 24,557,992 and
    24,017,046 shares issued                                    $  6,139   $  6,004
Additional paid-in capital                                        95,818     84,105
Treasury stock; 249,872 shares in 2001, at average cost               --     (3,353)
Retained earnings                                                195,112    184,915
Other comprehensive income                                       (21,021)   (20,238)
                                                                --------   --------

Total shareholders' equity                                      $276,048   $251,433
                                                                ========   ========

4.       Income Taxes

         Cash taxes paid were $1.9 million for each of the three-month periods ended March 31, 2002 and 2001.

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

         There are no differences in the basis of segmentation or in the basis of measurement of segment profit or loss from those used in Oceaneering's consolidated financial statements for the year ended December 31, 2001. The following summarizes certain financial data by business segment:

                                                For the Three Months Ended
                                              ------------------------------
                                               Mar. 31,  Mar. 31,   Dec. 31,
                                                 2002      2001       2001
                                              --------   --------   --------
                                                      (in thousands)
Revenue
    Offshore Oil and Gas
         ROVs                                 $ 36,136   $ 32,234   $ 41,155
         Subsea Products                        32,558     22,161     36,844
         Mobile Offshore Production Systems     12,227      6,979     12,014
         Other Services                         31,121     19,767     27,925
                                              --------   --------   --------
    Total Offshore Oil and Gas                 112,042     81,141    117,938
    Advanced Technologies                       26,807     23,113     27,724
                                              --------   --------   --------
         Total                                $138,849   $104,254   $145,662
                                              ========   --------   ========

Gross Margins
    Offshore Oil and Gas
         ROVs                                 $  8,553   $  9,832   $ 10,389
         Subsea Products                         6,223      3,028      7,957
         Mobile Offshore Production Systems      5,443      1,854      2,945
         Other Services                          5,018      2,072      3,189
                                              --------   --------   --------
    Total Offshore Oil and Gas                  25,237     16,786     24,480
    Advanced Technologies                        3,506      4,018      4,071
                                              --------   --------   --------
           Total                              $ 28,743   $ 20,804   $ 28,551
                                              ========   ========   ========

6.       Comprehensive Income

         Comprehensive income is the total of net income and all nonowner changes in equity. The amounts of comprehensive income for the three-month periods ended March 31, 2002 and 2001 are as follows:

                                                               Three Months Ended
                                                                    March 31,
                                                              --------------------
                                                                2002        2001
                                                              --------    --------
                                                                 (in thousands)
Net Income per Consolidated Statements of Income              $10,197     $ 5,204
Foreign Currency Translation Losses                            (1,042)     (3,239)
Change in Fair Value of Interest Rate Hedge                       259          --
                                                              -------     -------
Comprehensive Income                                          $ 9,414     $ 1,965
                                                              =======     =======

         Amounts comprising other comprehensive income in Shareholders' Equity:

                                                             March 31, 2002       December 31, 2001
                                                             --------------       -----------------
                                                                         (in thousands)
Accumulated Net Foreign Currency Translation Losses             $(21,344)              $(20,302)
Fair Value of Interest Rate Hedge                                    323                     64
                                                                --------               --------
Other Comprehensive Income                                      $(21,021)              $(20,238)
                                                                ========               ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

All statements in this Form 10-Q, other than statements of historical facts, including, without limitation, statements regarding our business strategy, plans for future operations and industry conditions, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to various risks, uncertainties and assumptions, including those we refer to under the headings "Business -- Risks and Insurance" and "Cautionary Statement Concerning Forward-Looking Statements" in Part I of our Annual Report on Form 10-K for the period ended December 31, 2001. Although we believe that the expectations reflected in such forward-looking statements are reasonable, because of the inherent limitations in the forecasting process, as well as the relatively volatile nature of the industries in which we operate, we can give no assurance that those expectations will prove to be correct. Accordingly, evaluation of our future prospects must be made with caution when relying on forward-looking information.

Material Changes in Financial Condition

We consider our liquidity and capital resources adequate to support our operations and capital commitments. At March 31, 2002, we had working capital of $98 million. Additionally, we had $79 million of borrowing capacity available under our bank revolving credit facility.

Our capital expenditures were $7 million during the three months ended March 31, 2002, as compared to $15 million during the corresponding period of last year. Capital expenditures in the current year consisted of expenditures relating to the addition of units to our fleet of ROVs to replace older units we retired. Prior year expenditures consisted of ongoing costs related to the conversion of a jackup drilling rig to a mobile production unit, the OCEAN LEGEND, and additions to our fleet of ROVs.

We had no material commitments for capital expenditures at March 31, 2002.

At March 31, 2002, we had long-term debt of $145 million and a 34% debt-to-total capitalization ratio. We have $100 million of Senior Notes outstanding, to be repaid from 2006 through 2010. We have an $80 million revolving credit facility, under which we had $1 million in outstanding borrowings and $79 million available for future borrowings at March 31, 2002. This facility expires in October 2003. We also have a term loan facility that is to be repaid through April 2004. At March 31, 2002, we had $44 million in outstanding borrowings under the term loan facility. Both the revolving credit and term loan facilities have short-term interest rates that float with market rates, plus applicable spreads. We have effectively fixed the interest rate on the term loan at approximately 4% through an interest rate swap. We have no off balance sheet debt and have not guaranteed any debt not reflected on our consolidated balance sheets.

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

Consolidated revenue and margin information is as follows:

                                                For the Three Months Ended
                                              ------------------------------
                                               Mar. 31,   Mar. 31,  Dec. 31,
                                                2002        2001      2001
                                              --------   --------   --------
                                          (in thousands, except for percentages)
Revenue                                       $138,849    $104,254   $145,662
Gross margin                                    28,743      20,804     28,551
Gross margin %                                      21%         20%        20%
Operating margin %                                  13%         10%        12%

We generate a material amount of our consolidated revenue from contracts for marine services in the Gulf of Mexico and the North Sea, which are usually more active from April through November compared to the rest of the year. Our exit from the diving sector in the North Sea in early 1998 and the substantial number of multi-year ROV drill support contracts that we entered into since calendar year 1997 have reduced the seasonality of our ROV and Other Services operations. Revenues in our Mobile Offshore Production Systems, Subsea Products and Advanced Technologies segments are generally not seasonal.

Our Offshore Oil and Gas business results are influenced by the level of capital spending by oil and gas companies in the offshore sector, particularly in deepwater, that is, at water depths of 1,000 feet or more. In early 2002, we have seen a decrease in deepwater exploration activity, particularly in the Gulf of Mexico. We expect this trend to reverse later in 2002 or in 2003.

OFFSHORE OIL AND GAS

The table below sets forth our revenues and gross margins for our Offshore Oil and Gas business for the periods indicated.


                                                For the Three Months Ended
                                              ------------------------------
                                               Mar. 31,   Mar. 31,  Dec. 31,
                                                2002        2001      2001
                                              --------   --------   --------
                                                      (in thousands)
ROVs
    Revenue                                 $  36,136    $ 32,234   $ 41,155
    Gross margin                                8,553       9,832     10,389
    Gross margin %                                 24%         31%        25%
    Work class utilization %                       70%         71%        76%

Subsea Products
    Revenue                                 $  32,558    $ 22,161   $ 36,844
    Gross margin                                6,223       3,028      7,957
    Gross margin %                                 19%         14%        22%

Mobile Offshore Production Systems
    Revenue                                 $  12,227    $  6,979   $ 12,014
    Gross margin                                5,443       1,854      2,945
    Gross margin %                                 45%         27%        25%

Other Services
    Revenue                                 $  31,121    $ 19,767   $ 27,925
    Gross margin                                5,018       2,072      3,189
    Gross margin %                                 16%         10%        11%

Total Offshore Oil and Gas
    Revenue                                  $112,042    $ 81,141   $117,938
    Gross margin                               25,237      16,786     24,480
    Gross margin %                                 23%         21%        21%

ROV segment gross margin had been increasing over the past several years due to both additional units available for service and higher utilization rates. The higher utilization rates had resulted from the return to service of more floating drilling rigs and a rise in offshore construction-related activities. This trend reversed in the first quarter of 2002 as there was weakness in the semi-submersible drilling market, particularly in the Gulf of Mexico where we have a large market share of ROV drill support. We expect improved ROV results in the second quarter.

Our Subsea Products results were improved over the corresponding period of the prior year because our umbilical plants are now producing under contracts that were awarded in improved market conditions. During the first quarter of 2001 we were producing a large steel tube umbilical order, the largest umbilical contract we had ever undertaken, at a loss. It was bid and undertaken during a period of reduced demand. The completion of this project in the first half of 2001 freed up capacity at our U.K. plant for profitable work. Our Subsea Products gross margin percentage was down from the immediately preceding quarter, as our U.K. plant had more steel tube umbilical work on which we generally earn lower margin percentages due to higher subcontractor content.

Our Mobile Offshore Production Systems gross margins were higher in the first quarter of 2002 compared to both the immediately preceding quarter and the quarter ended March 31, 2001. The current quarter represented the first time we received full dayrate for our three mobile offshore production system units for an entire quarter. The OCEAN LEGEND started receiving partial dayrate during a portion of the first quarter of 2001 and full dayrate when its initial three-year contract began mid-second quarter of 2001. However, the OCEAN LEGEND experienced brief operating problems during the third and fourth quarters of 2001, preventing it from achieving full dayrate for the entire quarter. We feel we are entitled to a portion of the unrecognized dayrate and we are negotiating a settlement with our customer. The OCEAN PRODUCER began operations in the fourth quarter of 2001 under a new seven-year contract, which should provide higher margins than its prior contract. After taking into account a possible decrease in the OCEAN LEGEND dayrate beginning in the second quarter of 2002, as described below, we anticipate that our Mobile Offshore Production Systems revenue and margins will be higher in 2002 than those of 2001, as a result of operations of the OCEAN LEGEND and OCEAN PRODUCER. During the second quarter of 2002, our customer has the option to extend the OCEAN LEGEND contract for an additional two years. If the customer exercises this option, our revenue and margin on this contract will decrease by approximately $19,000 per day, for four more years from mid-May 2002, as compared to the first quarter of 2002.

Increased offshore activity in the Gulf of Mexico contributed to the significant improvement in gross margins for the three months ended March 31, 2002 in our Other Services segment. We experienced an increase in utilization of and profitability from our two Gulf of Mexico Ocean Intervention multi-service vessels in the first quarter of 2002 compared to the immediately preceding quarter and the corresponding quarter of 2001. Additionally, gross margin improved as a result of a significant engineering and specialized diving contract, as well as increased demand for topside inspection services. We now believe that for 2002 our Other Services segment will earn more revenue at higher margins than it did in 2001.

ADVANCED TECHNOLOGIES

Revenue and gross margin information is as follows:

                                                For the Three Months Ended
                                              ------------------------------
                                               Mar. 31,   Mar. 31,  Dec. 31,
                                                2002        2001      2001
                                              --------   --------   --------
                                                       (in thousands)
Revenue                                        $26,807    $23,113   $27,724
Gross margin                                     3,506      4,018     4,071
Gross margin %                                      13%        17%       15%

Advanced Technologies revenue and margins were down in the first quarter of 2002 compared to the immediately preceding quarter from lower levels of activity from our telecommunications cable ROV services and from our space division as a result of lower NASA spending. Our Advanced Technologies segment results depend in part on the level of government funding for NASA and U.S. Navy programs in which we currently participate or are pursuing.

OTHER

Interest expense for the three months ended March 31, 2002 increased compared to the corresponding period of the prior year as interest on the construction of the OCEAN LEGEND was capitalized until it was placed in service during the second quarter of 2001. Our debt had been incurred to fund the acquisition of additional equipment and expansion of our Subsea Products production capacity. Before capitalized interest, interest costs for the three months ended March 31, 2002 were less than the year-earlier period, as we had lower debt levels for the quarter. Interest expense of $1,879,000 for the three months ended March 31, 2001 was net of capitalized interest of $1,345,000.

Our equity in the earnings of our telecommunications joint venture was $392,000 and $377,000 for the three months ended March 31, 2002 and 2001, respectively. The outlook for the near-term joint venture results is negative, as industry conditions indicate that demand for subsea cable installation activity will be substantially lower for the near future.

Other expense in the first quarter of 2001 included a writeoff of $600,000 related to the shares of Friede Goldman Halter, Inc. we received as proceeds for the sale of an out-of-service jackup rig in the fourth quarter of 1999. Friede Goldman Halter, Inc. filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code on April 19, 2001. Friede Goldman Halter, Inc. was delisted from the New York Stock Exchange on April 19, 2001.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There are no material changes from the information provided in Item 7A of our Annual Report on Form 10-K for the period ended December 31, 2001.

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits.

                                                              Registration
                                                              or File           Form or      Report         Exhibit
                                                              Number            Report       Date           Number
                                                              -------------     -------      ------         ------
         *  3.01    Restated Certificate of Incorporation     1-10945           10-K         Dec. 2000      3.01
         *  3.02    Amended and Restated By-Laws              1-10945           10-K         Dec. 2001      3.02

--------------------

         * Indicates exhibit previously filed with the Securities and Exchange Commission as indicated and incorporated herein by reference.

(b) We filed no reports on Form 8-K during the quarter for which this report is filed.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         OCEANEERING INTERNATIONAL, INC.
                                         (Registrant)






Date:  May 3, 2002                      By:      /s/ JOHN R. HUFF
                                                 ------------------------------
                                                 John R. Huff
                                                 Chairman and Chief Executive
                                                   Officer





Date:  May 3, 2002                      By:      /s/ MARVIN J. MIGURA
                                                 ------------------------------
                                                 Marvin J. Migura
                                                 Senior Vice President and
                                                   Chief Financial Officer





Date:  May 3, 2002                      By:      /s/ JOHN L. ZACHARY
                                                 ------------------------------
                                                 John L. Zachary
                                                 Controller and Chief
                                                   Accounting Officer