Form 10-Q
period 2002-06-30
OCEANEERING INTERNATIONAL INC
filed 2002-07-31
CIK 73756

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[X]                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002
                                                 -------------

                                       OR

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from              to
                                          ------------    ------------

                         Commission File Number 1-10945


                         OCEANEERING INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)


             DELAWARE                                        95-2628227
----------------------------------                      -------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                          Identification No.)


                                  11911 FM 529
                                 Houston, Texas
                                      77041
                       -----------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)


                                 (713) 329-4500
                       -----------------------------------
              (Registrant's telephone number, including area code)


                                 Not Applicable
                       -----------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
   -----   -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                                 Outstanding at July 26, 2002
-----------------------------                     ----------------------------
Common Stock, $.25 Par Value                             24,760,487 shares

                         PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS.


                 OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                             June 30,       Dec. 31,
                                                              2002           2001
                                                            ---------      ---------
ASSETS

Current Assets:
   Cash and cash equivalents                                $  26,454      $  10,474
   Accounts receivable, net of allowance
     for doubtful accounts of $1,305 and $1,349               143,868        154,364
   Prepaid expenses and other                                  45,251         40,380
                                                            ---------      ---------
   Total current assets                                       215,573        205,218
                                                            ---------      ---------

Property and Equipment, at cost                               577,839        573,738
Less: accumulated depreciation                               (249,651)      (231,402)
                                                            ---------      ---------
Net property and equipment                                    328,188        342,336
                                                            ---------      ---------

Goodwill, net of amortization of $9,225 and $9,221             14,282         13,884
                                                            ---------      ---------

Other Assets                                                   19,910         18,173
                                                            ---------      ---------

   TOTAL ASSETS                                             $ 577,953      $ 579,611
                                                            =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                                         $  26,764      $  28,902
   Accrued liabilities                                         71,444         74,193
   Income taxes payable                                        15,223         10,739
                                                            ---------      ---------
   Total current liabilities                                  113,431        113,834
                                                            ---------      ---------

Long-term Debt, net of current portion                        120,000        170,000
                                                            ---------      ---------

Other Long-term Liabilities                                    43,889         44,344
                                                            ---------      ---------

Commitments and Contingencies

Shareholders' Equity                                          300,633        251,433
                                                            ---------      ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  $ 577,953      $ 579,611
                                                            =========      =========

See Notes to Consolidated Financial Statements.

                 OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME


                                                     For the Three Months Ended       For the Six Months Ended
                                                               June 30,                       June 30,
                                                     --------------------------      --------------------------
                                                        2002            2001            2002            2001
                                                     ----------      ----------      ----------      ----------
                                                                (in thousands, except per share amounts)
Revenue                                              $  141,549      $  132,223      $  280,398      $  236,477

Cost of Services and Products                           110,782         107,482         220,888         190,932
                                                     ----------      ----------      ----------      ----------

    Gross margin                                         30,767          24,741          59,510          45,545

Selling, General and Administrative Expenses             11,488          10,619          22,399          21,135
                                                     ----------      ----------      ----------      ----------

    Income from operations                               19,279          14,122          37,111          24,410

Interest Income                                             134             124             204             205

Interest Expense, net of capitalized interest of
    $585 and $1,930 in the three- and six-month
    periods in 2001                                      (2,355)         (2,624)         (4,682)         (4,503)

Other Income (Expense), Net                                (883)            251            (770)           (233)
                                                     ----------      ----------      ----------      ----------

    Income before income taxes                           16,175          11,873          31,863          19,879

Provision for Income Taxes                               (5,661)         (4,156)        (11,152)         (6,958)
                                                     ----------      ----------      ----------      ----------

    Net Income                                       $   10,514      $    7,717      $   20,711      $   12,921
                                                     ==========      ==========      ==========      ==========


Basic Earnings per Share                             $     0.43      $     0.33      $     0.85      $     0.55

Diluted Earnings per Share                           $     0.42      $     0.32      $     0.84      $     0.54

Weighted average number of common shares                 24,667          23,464          24,347          23,313

Incremental shares from stock options                       393             558             407             523

Weighted average number of common shares and
equivalents                                              25,060          24,022          24,754          23,836




See Notes to Consolidated Financial Statements.

                 OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                   For the Six Months Ended
                                                                                            June 30,
                                                                                  --------------------------
                                                                                     2002            2001
                                                                                  ----------      ----------
                                                                                        (in thousands)
Cash Flows from Operating Activities:

    Net Income                                                                    $   20,711      $   12,921
                                                                                  ----------      ----------
    Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
    Depreciation and amortization                                                     25,243          20,993
    Currency translation adjustments and other                                         5,812            (834)
    Increase (decrease) in cash from:
         Accounts receivable                                                          10,496         (31,183)
         Prepaid expenses and other current assets                                    (4,596)         (7,033)
         Other assets                                                                   (379)           (137)
         Current liabilities                                                             437          15,215
         Other long-term liabilities                                                   1,695           1,350
                                                                                  ----------      ----------

    Total adjustments to net income                                                   38,708          (1,629)
                                                                                  ----------      ----------

Net Cash Provided by Operating Activities                                             59,419          11,292
                                                                                  ----------      ----------

Cash Flows from Investing Activities:
    Purchases of property and equipment and other                                     (8,836)        (27,829)
                                                                                  ----------      ----------
Net Cash Used in Investing Activities                                                 (8,836)        (27,829)
                                                                                  ----------      ----------

Cash Flows from Financing Activities:
    Net proceeds from (payments of) revolving credit and other long-term debt        (50,000)          9,927
    Proceeds from issuance of common stock                                            15,397           7,612
                                                                                  ----------      ----------
Net Cash Provided by (Used in) Financing Activities                                  (34,603)         17,539
                                                                                  ----------      ----------

Net Increase in Cash and Cash Equivalents                                             15,980           1,002

Cash and Cash Equivalents - Beginning of Year                                         10,474           9,911
                                                                                  ----------      ----------

Cash and Cash Equivalents - End of Period
                                                                                  $   26,454      $   10,913
                                                                                  ==========      ==========


See Notes to Consolidated Financial Statements.

                 OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       Basis of Presentation and Significant Accounting Policies

         These consolidated financial statements are unaudited, have been prepared pursuant to instructions for the Quarterly Report on Form 10-Q required to be filed with the Securities and Exchange Commission and do not include all information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles. These financial statements reflect all adjustments that Oceaneering's management believes are necessary to present fairly Oceaneering's financial position at June 30, 2002 and its results of operations and cash flows for the periods presented. All such adjustments are of a normal and recurring nature. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Oceaneering's Annual Report on Form 10-K for the year ended December 31, 2001. The results for interim periods are not necessarily indicative of annual results.

2.       Prepaid Expenses and Other Current Assets

         Prepaid expenses and other current assets consisted of the following:

                                               June 30,     Dec. 31,
                                                 2002         2001
                                               --------     --------
                                                  (in thousands)
Spare parts for remotely operated vehicles     $ 13,408     $ 14,316
Inventories, primarily raw materials             15,944        9,385
Deferred taxes                                   10,634       10,359
Other                                             5,265        6,320
                                               --------     --------
   Total                                       $ 45,251     $ 40,380
                                               ========     ========

3.       Debt

         Long-term Debt consisted of the following:

                                               June 30,     Dec. 31,
                                                 2002         2001
                                               --------     --------
                                                  (in thousands)
         6.72% Senior Notes                    $100,000     $100,000
         Revolving credit facility                   --       23,000
         Term Loan agreement                     20,000       47,000
                                               --------     --------
            Total                              $120,000     $170,000
                                               ========     ========

         During the quarter ended June 30, 2002, Oceaneering prepaid $21 million of the principal owed under its Term Loan agreement. As a result of the prepayment, the remaining scheduled maturities of the Term Loan changed. Oceaneering had an interest rate hedge in place that effectively fixed LIBOR at 3.24% for the Term Loan. Oceaneering revised the hedge to match the rescheduled maturities of the Term Loan. Oceaneering charged $118,000 to interest expense in the three- and six-month periods ended June 30, 2002 as a result of this change.

         Scheduled maturities of Long-term Debt as of June 30, 2002 were as follows:

                                          Revolving
      (in thousands)    6.72% Notes    Credit Facility   Term Loan        Total
      --------------    -----------    ---------------   ---------      --------
Remainder of 2002       $        --       $     --       $   2,400      $  2,400
2003                             --             --           4,800         4,800
2004                             --             --          12,800        12,800
2005                             --             --              --            --
2006                         20,000             --              --        20,000
Thereafter                   80,000             --              --        80,000
                        -----------       --------       ---------      --------
     Total              $   100,000       $     --       $  20,000      $120,000
                        ===========       ========       =========      ========

         Maturities before June 2003 are not classified as current as of June 30, 2002 since Oceaneering can extend the maturity by borrowing under the revolving credit facility with a maturity date after one year.

4.       Shareholders' Equity

         Shareholders' Equity consisted of the following:

                                                                       June 30,     Dec. 31,
                                                                         2002         2001
                                                                       --------     --------
                                                                          (in thousands)
         Common Stock, par value $0.25;
             90,000,000 shares authorized; 24,756,737 and
             24,017,046 shares issued                                  $  6,189     $  6,004
         Additional paid-in capital                                     100,443       84,105
         Treasury stock; 249,872 shares in 2001, at average cost             --       (3,353)
         Retained earnings                                              205,626      184,915
         Other comprehensive income                                     (11,625)     (20,238)
                                                                       --------     --------

         Total shareholders' equity                                    $300,633     $251,433
                                                                       ========     ========

5.       Income Taxes

         Cash taxes paid were $5.9 million and $5.4 million for the six months ended June 30, 2002 and 2001, respectively.

6.       Business Segment Information

         Oceaneering supplies a comprehensive range of technical services and specialty products to customers in a variety of industries. Oceaneering's Offshore Oil and Gas business consists of four business segments: Remotely Operated Vehicles ("ROVs"), Subsea Products, Mobile Offshore Production Systems and Other Services. Oceaneering's Advanced Technologies business is a separate segment that provides project management, engineering services and equipment for applications outside the oil and gas industry.

         There are no differences in the basis of segmentation or in the basis of measurement of segment profit or loss from those used in Oceaneering's consolidated financial statements for the year ended December 31, 2001. The following summarizes certain financial data by business segment:

                                                         For the Three Months Ended            For the Six Months Ended
                                                  ----------------------------------------     -------------------------
                                                   June 30,       June 30,       March 31,      June 30,       June 30,
                                                     2002           2001           2002           2002           2001
                                                  ----------     ----------     ----------     ----------     ----------
                                                                              (in thousands)
Revenue
    Offshore Oil and Gas
         ROVs                                     $   37,616     $   40,584     $   36,136     $   73,752     $   72,818
         Subsea Products                              36,458         27,194         32,558         69,016         49,355
         Mobile Offshore Production Systems           12,474         11,130         12,227         24,701         18,109
         Other Services                               32,440         27,722         31,121         63,561         47,489
                                                  ----------     ----------     ----------     ----------     ----------
    Total Offshore Oil and Gas                       118,988        106,630        112,042        231,030        187,771
    Advanced Technologies                             22,561         25,593         26,807         49,368         48,706
                                                  ----------     ----------     ----------     ----------     ----------
         Total                                    $  141,549     $  132,223     $  138,849     $  280,398     $  236,477
                                                  ==========     ==========     ==========     ==========     ==========

Gross Margins
    Offshore Oil and Gas
         ROVs                                     $    9,852     $   12,544     $    8,553     $   18,405     $   22,376
         Subsea Products                               7,832            259          6,223         14,055          3,287
         Mobile Offshore Production Systems            4,419          2,591          5,443          9,862          4,445
         Other Services                                4,870          4,659          5,018          9,888          6,731
                                                  ----------     ----------     ----------     ----------     ----------
    Total Offshore Oil and Gas                        26,973         20,053         25,237         52,210         36,839
    Advanced Technologies                              3,794          4,688          3,506          7,300          8,706
                                                  ----------     ----------     ----------     ----------     ----------
         Total                                    $   30,767     $   24,741     $   28,743     $   59,510     $   45,545
                                                  ==========     ==========     ==========     ==========     ==========

7.       Comprehensive Income

         Comprehensive income is the total of net income and all nonowner changes in equity. The amounts of comprehensive income for the three- and six-month periods ended June 30, 2002 and 2001 are as follows:

                                                       Three Months Ended          Six Months Ended
                                                            June 30,                     June 30,
                                                     ----------------------      ----------------------
                                                       2002          2001          2002          2001
                                                     --------      --------      --------      --------
                                                                      (in thousands)
Net Income per Consolidated Statements of Income     $ 10,514      $  7,717      $ 20,711      $ 12,921
Foreign Currency Translation Gains (Losses)             9,838        (2,090)        8,796        (5,329)
Change in Fair Value of Interest Rate Hedge              (442)           --          (183)           --
                                                     --------      --------      --------      --------
Comprehensive Income                                 $ 19,910      $  5,627      $ 29,324      $  7,592
                                                     ========      ========      ========      ========

         Amounts comprising other elements of comprehensive income in Shareholders' Equity:

                                                                   June 30, 2002   December 31, 2001
                                                                   -------------   -----------------
                                                                           (in thousands)
Accumulated Net Foreign Currency Translation Adjustments             $(11,506)          $(20,302)
Fair Value of Interest Rate Hedge                                        (119)                64
                                                                     --------           --------
                                                                     $(11,625)          $(20,238)
                                                                     ========           ========

8.       New Accounting Standards

         In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires the use of the purchase method of accounting for all business combinations entered into after June 30, 2001. SFAS No. 141 also specifies criteria intangible assets must meet to be recognized and reported apart from goodwill. SFAS No. 142 changes the accounting method for goodwill from an amortization to an impairment-only approach. SFAS No. 142 was effective for Oceaneering's quarter ended March 31, 2002, and early adoption of this statement was not permitted. Oceaneering completed the impairment tests of goodwill as of January 1, 2002 and determined that its goodwill is not impaired. Goodwill amortization expense was $316,000 and $633,000 for the three- and six-month periods ended June 30, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

All statements in this Form 10-Q, other than statements of historical facts, including, without limitation, statements regarding our business strategy, plans for future operations and industry conditions, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to various risks, uncertainties and assumptions, including those we refer to under the headings "Business -- Risks and Insurance" and "Cautionary Statement Concerning Forward-Looking Statements" in Part I of our Annual Report on Form 10-K for the year ended December 31, 2001. Although we believe that the expectations reflected in such forward-looking statements are reasonable, because of the inherent limitations in the forecasting process, as well as the relatively volatile nature of the industries in which we operate, we can give no assurance that those expectations will prove to be correct. Accordingly, evaluation of our future prospects must be made with caution when relying on forward-looking information.

Material Changes in Financial Condition

We consider our liquidity and capital resources adequate to support our operations and capital commitments. At June 30, 2002, we had working capital of $102 million. Additionally, we had $80 million of borrowing capacity available under our revolving credit facility.

Our capital expenditures were $12 million during the six months ended June 30, 2002, as compared to $28 million during the corresponding period of last year. Capital expenditures in the current year consisted of expenditures relating to the addition of units to our fleet of ROVs to replace older units we retired. Prior-year expenditures consisted of final costs related to the conversion of a jackup drilling rig to a mobile production unit, the Ocean Legend, and additions to our fleet of ROVs.

We had no material commitments for capital expenditures at June 30, 2002.

At June 30, 2002, we had long-term debt of $120 million and a 29% debt-to-total capitalization ratio. We have $100 million of Senior Notes outstanding, to be repaid from 2006 through 2010. We have an $80 million revolving credit facility, under which we had no outstanding borrowings and $80 million available for future borrowings at June 30, 2002. This facility is scheduled to expire in October 2003. We also have a term loan facility that is to be repaid through April 2004. At June 30, 2002, we had $20 million in outstanding borrowings under the term loan facility. Both the revolving credit and term loan facilities have short-term interest rates that float with market rates, plus applicable spreads. We have effectively fixed the interest rate on the term loan at approximately 4% through an interest rate swap. We have no off balance sheet debt and have not guaranteed any debt not reflected on our consolidated balance sheets.

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

Consolidated revenue and margin information is as follows:

                                                         For the Three Months Ended            For the Six Months Ended
                                                  ----------------------------------------     -------------------------
                                                   June 30,       June 30,       March 31,      June 30,       June 30,
                                                     2002           2001           2002           2002           2001
                                                  ----------     ----------     ----------     ----------     ----------
                                                                              (in thousands)
Revenue                                           $  141,549     $  132,223     $  138,849     $  280,398     $  236,477
Gross margin                                          30,767         24,741         28,743         59,510         45,545
Gross margin %                                            22%            19%            21%            21%            19%
Operating margin %                                        14%            11%            13%            13%            10%

Our Offshore Oil and Gas business results are influenced by the level of capital spending by oil and gas companies in the offshore sector, particularly in deepwater, that is, at water depths of 1,000 feet or more. In the first half of 2002, we have seen a decrease in deepwater exploration activity, particularly in the Gulf of Mexico. We expect this trend to reverse later in 2002 or 2003.

We generate a material amount of our consolidated revenue from contracts for marine services in the Gulf of Mexico and North Sea, which are usually more active from April through November compared to the rest of the year. However, our exit from the diving sector in the North Sea in early 1998 and the substantial number of multiyear ROV contracts that we entered into since calendar year 1997 have reduced the seasonality of our Other Services and ROV operations. Revenues in our Mobile Offshore Production Systems, Subsea Products and Advanced Technologies segments are generally not seasonal.

OFFSHORE OIL AND GAS

The table below sets forth our revenues and gross margins for our Offshore Oil and Gas business for the periods indicated.


                                             For the Three Months Ended           For the Six Months Ended
                                       -------------------------------------      ------------------------
                                       June 30,      June 30,      March 31,      June 30,        June 30,
                                         2002          2001          2002           2002            2001
                                       --------      --------      ---------      --------        --------
                                                      (in thousands, except for percentages)
ROVs
    Revenue                            $ 37,616      $ 40,584      $  36,136      $ 73,752        $ 72,818
    Gross margin                          9,852        12,544          8,553        18,405          22,376
    Gross margin %                           26%           31%            24%           25%             31%
    Work class utilization %                 70%           79%            70%           70%             75%

Subsea Products
    Revenue                            $ 36,458      $ 27,194      $  32,558      $ 69,016        $ 49,355
    Gross margin                          7,832           259          6,223        14,055           3,287
    Gross margin %                           21%            1%            19%           20%              7%

Mobile Offshore Production Systems
    Revenue                            $ 12,474      $ 11,130      $  12,227      $ 24,701        $ 18,109
    Gross margin                          4,419         2,591          5,443         9,862           4,445
    Gross margin %                           35%           23%            45%           40%             25%

Other Services
    Revenue                            $ 32,440      $ 27,722      $  31,121      $ 63,561        $ 47,489
    Gross margin                          4,870         4,659          5,018         9,888           6,731
    Gross margin %                           15%           17%            16%           16%             14%

Total Offshore Oil and Gas
    Revenue                            $118,988      $106,630      $ 112,042      $231,030        $187,771
    Gross margin                         26,973        20,053         25,237        52,210          36,839
    Gross margin %                           23%           19%            23%           23%             20%

ROV segment gross margin had been increasing over the past several years due to both additional units available for service and higher utilization rates. The higher utilization rates had resulted from the return to service of more floating drilling rigs and a rise in offshore construction-related activities. This trend reversed in the first quarter of 2002 as there was weakness in the semi-submersible drilling market, particularly in the Gulf of Mexico where we have a large market share of ROV drill support. Our ROV revenues and margins slightly improved in the second quarter over the first quarter, although not to the levels of the second quarter of 2001. The improvement was primarily achieved in our foreign operations. We are forecasting ROV results similar to those of the second quarter for each of the third and fourth quarters of 2002.

Our Subsea Products results improved over the corresponding periods of the prior year because our umbilical plants are now producing under contracts that were awarded in improved market conditions. During the first half of 2001, we were producing a large steel tube umbilical order, the largest umbilical contract we had ever undertaken, at a loss. It was bid and undertaken during a period of reduced demand. The completion of this project in the first half of 2001 freed up capacity at our U.K. plant for profitable work. Our Subsea Products gross margin percentage increased from the immediately preceding quarter, as our U.K. plant had more thermoplastic umbilical work on which we generally earn higher margin percentages, as compared to steel tube umbilicals, due to lower subcontractor content. While our outlook for the Subsea Products segment is highly positive based on the projected growth in subsea wellhead completions, we anticipate this segment's results will be slightly lower in the second half of 2002 as compared to the first half based on our reduced level of backlog of $45 million at June 30, 2002 as compared to $61 million at December 31, 2001.

Our Mobile Offshore Production Systems gross margins were higher than the corresponding periods of 2001. The Ocean Producer began operations in the fourth quarter of 2001 under a new seven-year contract, which has been providing higher revenues and margins than its prior contract. The Ocean Legend began receiving partial dayrate in the first quarter of 2001 and began receiving full dayrate mid-second quarter of 2001. As a result of brief operating problems during the third and fourth quarters of 2001, the first quarter of 2002 was the first quarter in which we achieved full dayrate for an entire quarter from the Ocean Legend. We feel we are entitled to a portion of the third and fourth quarter 2001 dayrate that we have not recognized as revenue, and we are negotiating a settlement with our customer. During the second quarter of 2002, our customer exercised its option to extend the Ocean Legend contract for an additional two years. As a result, our revenue and margin on this contract decreased by approximately $19,000 per day, for four years from mid-May 2002, as compared to the first quarter of 2002. As a result of the Ocean Legend contract change, gross margin was less than the first quarter of 2002 and we anticipate lower revenue and gross margin for the balance of 2002 as compared to the first half. Because we performed a low margin project management contract in the second quarter, revenue was relatively flat as compared to the first quarter of 2002.

For our Other Services segment, the three- and six-month periods of 2001 included $2.3 million and $3.1 million, respectively, of gross margin related to the wind-up of our foreign vessel and diving operations. From our current operations, a significant improvement in offshore activity in the Gulf of Mexico contributed to the increase in Other Services gross margins for the three- and six-month periods ended June 30, 2002. We experienced an increase in utilization of and profitability from our two Gulf of Mexico Ocean Intervention multi-service vessels in the three- and six-month periods of 2002 compared to the corresponding periods of 2001. Additionally, gross margin improved as a result of a significant engineering and specialized diving contract, and, to a lesser extent, from topside inspection services. We believe that for 2002 our Other Services segment will earn more revenue at higher margins than it did in 2001. Currently, we project this segment's results for the second half of 2002 to be lower than achieved in the first half as a result of a soft vessel market in the Gulf of Mexico due to the low level of offshore industry activity being experienced at this time.

ADVANCED TECHNOLOGIES

Revenue and gross margin information is as follows:

                                             For the Three Months Ended           For the Six Months Ended
                                       -------------------------------------      ------------------------
                                       June 30,      June 30,      March 31,      June 30,        June 30,
                                         2002          2001          2002           2002            2001
                                       --------      --------      ---------      --------        --------
                                                     (in thousands, except for percentages)
    Revenue                            $ 22,561      $ 25,593      $  26,807      $ 49,368        $ 48,706
    Gross margin                          3,794         4,688          3,506         7,300           8,706
    Gross margin %                           17%           18%            13%           15%             18%

Advanced Technologies revenues and margins were down in the three- and six-month periods of 2002 as compared to the corresponding periods of 2001 from lower levels of activities from our telecommunications cable ROV services and from our space division as a result of lower NASA spending. Gross margin was higher than the immediately preceding quarter from lower repair and maintenance expenses in our ROV cable operations. We expect further improvement in this segment's results for the second half of 2002 based on new orders received from the U.S. Navy and from the theme park industry.

OTHER

Our equity in the earnings (loss) of our telecommunications joint venture was $(429,000) and $(37,000) for the three and six months ended June 30, 2002, compared to $345,000 and $722,000 for the three and six months ended June 30, 2001. The telecommunications cable lay and burial market is suffering from reduced demand for services, and weak market conditions are expected to continue at least through the balance of 2002.

Interest expense for the six months ended June 30, 2002 increased compared to the corresponding period of the prior year as interest on the construction of the Ocean Legend was capitalized until it was placed in service during the second quarter of 2001. Our debt had been incurred to fund the acquisition of additional equipment, including the Ocean Legend, and expansion of our Subsea Products production capacity. Interest expense for the quarter ended June 30, 2002 was lower than that of the quarter ended June 30, 2001 as a result of lower debt levels. Interest expense of $2,624,000 and $4,503,000 for the three and six months ended June 30, 2001 was net of capitalized interest of $585,000 and $1,930,000.

Other expense in the first half of 2001 included the first quarter write-off of $600,000 related to the shares of Friede Goldman Halter, Inc. we received as proceeds for the sale of an out-of-service jackup rig in the fourth quarter of 1999. Friede Goldman Halter, Inc. filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code on April 19, 2001. Friede Goldman Halter, Inc. was delisted from the New York Stock Exchange on April 19, 2001.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There are no material changes from the information provided in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2001. For a discussion of a change we implemented relating to our interest rate swap for our term loan, see Note 3 to the Consolidated Financial Statements in this report.


                           PART II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         (a) Oceaneering International, Inc. held its Annual Meeting of Shareholders on June 7, 2002. The following matters were voted upon at the Annual Meeting, with the voting results as follows:

                  (1)  Election of Class III Directors

                       Nominee             Shares Voted For     Votes Withheld
                       -----------------   ----------------     --------------
                       T. Jay Collins            19,890,398          2,676,200
                       D. Michael Hughes         19,881,689          2,684,909

                       Messrs. Charles B. Evans, John R. Huff, David S. Hooker and Harris J. Pappas also continued as directors immediately following the Annual Meeting.

                  (2)  Approval of the 2002 Incentive Plan

                                                                                             Broker
                       Shares Voted For   Shares Voted Against       Shares Abstaining       Non-Votes
                       ----------------   --------------------       -----------------       ---------
                       13,548,640         6,720,147                  109,856                 2,187,955


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits.

                                                              Registration
                                                              or File           Form or      Report         Exhibit
                                                              Number            Report       Date           Number
                                                              ------            ------       ----           ------
         *  3.01    Restated Certificate of Incorporation     1-10945           10-K         Dec. 2000      3.01
         *  3.02    Amended and Restated By-Laws              1-10945           10-K         Dec. 2001      3.02
           10.01    2002 Incentive Plan

----------
         * Indicates exhibit previously filed with the Securities and Exchange Commission as indicated and incorporated herein by reference.

(b) Oceaneering filed the following reports on Form 8-K during the quarter for which this report is filed.

      Date                 Description
      ----                 -----------
      April 8, 2002        Information furnished under Item 9 regarding the posting of a presentation on
                           Oceaneering's Web site.

      April 15, 2002       Information furnished under Item 9 regarding the posting of a presentation on
                           Oceaneering's Web site.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            OCEANEERING INTERNATIONAL, INC.
                            (Registrant)



Date:  July 31, 2002        By: /s/ JOHN R. HUFF
                               -----------------
                               John R. Huff
                               Chairman and Chief Executive Officer



Date:  July 31, 2002        By: /s/ MARVIN J. MIGURA
                               ---------------------
                               Marvin J. Migura
                               Senior Vice President and Chief Financial Officer


Date:  July 31, 2002        By: /s/ JOHN L. ZACHARY
                               --------------------
                               John L. Zachary
                               Controller and Chief Accounting Officer

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER           DESCRIPTION
-------          -----------
 10.01           2002 Incentive Plan