Form 10-Q/A
period 2002-06-30
OCEANEERING INTERNATIONAL INC
filed 2002-08-12
CIK 73756

                                    FORM 10-Q/A
                                Amendment No. 1

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits.


                                                              Registration
                                                              or File           Form or      Report         Exhibit
                                                              Number            Report       Date           Number
                                                              ------            ------       ----           ------
         *  3.01    Restated Certificate of Incorporation     1-10945           10-K         Dec. 2000       3.01
         *  3.02    Amended and Restated By-Laws              1-10945           10-K         Dec. 2001       3.02
         * 10.01    2002 Incentive Plan                       1-10945           10-Q         Jun. 2002      10.01


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



                            OCEANEERING INTERNATIONAL, INC.
                            (Registrant)



Date:  August 12, 2002        By: /s/ JOHN R. HUFF
                               -----------------
                               John R. Huff
                               Chairman and Chief Executive Officer



Date:  August 12, 2002        By: /s/ MARVIN J. MIGURA
                               ---------------------
                               Marvin J. Migura
                               Senior Vice President and Chief Financial Officer


Date:  August 12, 2002        By: /s/ JOHN L. ZACHARY
                               --------------------
                               John L. Zachary
                               Controller and Chief Accounting Officer