Form 10-Q
period 2002-09-30
OCEANEERING INTERNATIONAL INC
filed 2002-11-12
CIK 73756

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[X]                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

                                       OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________


                         Commission File Number 1-10945


                         OCEANEERING INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

             DELAWARE                                  95-2628227
  ------------------------------                   -------------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                           Outstanding at November 6, 2002
----------------------------               -------------------------------
Common Stock, $.25 Par Value                     24,758,578 shares

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.


                 OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                                 (in thousands)

                                                                   September 30,      December 31,
                                                                        2002              2001
                                                                   -------------      -------------
                                                                                       (restated)
ASSETS

Current Assets:
   Cash and cash equivalents                                      $      50,000      $      10,474
   Accounts receivable, net of allowance
     for doubtful accounts of $2,718 and $1,349                         130,254            154,364
   Prepaid expenses and other                                            38,595             40,380
                                                                  -------------      -------------
   Total current assets                                                 218,849            205,218
                                                                  -------------      -------------
Property and Equipment, at cost                                         579,692            573,738
Less: accumulated depreciation                                         (254,849)          (231,402)
                                                                  -------------      -------------
Net property and equipment                                              324,843            342,336
                                                                  -------------      -------------
Goodwill, net of amortization of $9,228 and $9,221                       14,486             13,884
                                                                  -------------      -------------
Other Assets                                                             18,874             18,173
                                                                  -------------      -------------
   TOTAL ASSETS                                                   $     577,052      $     579,611
                                                                  =============      =============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                                               $      24,349      $      28,902
   Accrued liabilities                                                   70,536             81,918
   Income taxes payable                                                  13,034             10,369
                                                                  -------------      -------------
  Total current liabilities                                             107,919            121,189
                                                                  -------------      -------------

Long-term Debt, net of current portion                                  118,800            170,000
                                                                  -------------      -------------

Other Long-term Liabilities                                              38,346             40,650
                                                                  -------------      -------------

Commitments and Contingencies

Shareholders' Equity                                                    311,987            247,772
                                                                  -------------      -------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $     577,052      $     579,611
                                                                  =============      =============


See Notes to Consolidated Financial Statements.

                 OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

                                                                     For the Three Months Ended        For the Nine Months Ended
                                                                            September 30,                    September 30,
                                                                    ----------------------------      ----------------------------
                                                                       2002             2001             2002             2001
                                                                    -----------      -----------      -----------      -----------
                                                                                      (restated)                        (restated)
                                                                               (in thousands, except per share amounts)

Revenue                                                             $   130,608      $   141,681      $   411,006      $   378,158

Cost of Services and Products                                           100,685          111,389          322,886          303,054
                                                                    -----------      -----------      -----------      -----------

    Gross margin                                                         29,923           30,292           88,120           75,104

Selling, General and Administrative Expenses                             12,588           10,876           34,987           32,011
                                                                    -----------      -----------      -----------      -----------

    Income from operations                                               17,335           19,416           53,133           43,093

Interest Income                                                             171              120              375              325

Interest Expense, net of capitalized interest of
    $107 and $2,037 in the three- and nine-month
    periods in 2001                                                      (1,984)          (2,752)          (6,666)          (7,255)

Other Income (Expense), Net                                              (1,012)             373           (1,782)             140
                                                                    -----------      -----------      -----------      -----------

    Income before income taxes                                           14,510           17,157           45,060           36,303

Provision for Income Taxes                                               (2,374)          (6,005)         (13,067)         (12,706)
                                                                    -----------      -----------      -----------      -----------

    Net Income                                                      $    12,136      $    11,152      $    31,993      $    23,597
                                                                    ===========      ===========      ===========      ===========
Basic Earnings per Share
                                                                    $      0.50      $      0.48      $      1.33      $      1.03
Diluted Earnings per Share

Weighted average number of common shares                            $      0.49      $      0.48      $      1.31      $      1.01

Incremental shares from stock options                                    24,334           23,084           23,985           22,822

Weighted average number of common shares and                                277              377              448              475
equivalents
                                                                         24,611           23,461           24,433           23,297


See Notes to Consolidated Financial Statements.

                 OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                                    For the Nine Months Ended
                                                                                          September 30,
                                                                                  ------------------------------
                                                                                      2002              2001
                                                                                  ------------      ------------
                                                                                                     (restated)
                                                                                          (in thousands)
Cash Flows from Operating Activities:

    Net Income                                                                    $     31,993      $     23,597
                                                                                  ------------      ------------
    Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
    Depreciation and amortization                                                       38,514            32,890
    Currency translation adjustments and other                                           9,223                77
    Increase (decrease) in cash from:
         Accounts receivable                                                            24,110           (50,992)
         Prepaid expenses and other current assets                                       2,060            (2,490)
         Other assets                                                                       17            (1,279)
         Current liabilities                                                           (12,259)           22,060
         Other long-term liabilities                                                       124             3,012
                                                                                  ------------      ------------

    Total adjustments to net income                                                     61,789             3,278
                                                                                  ------------      ------------

Net Cash Provided by Operating Activities                                               93,782            26,875
                                                                                  ------------      ------------

Cash Flows from Investing Activities:
    Purchases of property and equipment and other                                      (16,872)          (50,745)
                                                                                  ------------      ------------

Net Cash Used in Investing Activities                                                  (16,872)          (50,745)
                                                                                  ------------      ------------

Cash Flows from Financing Activities:
    Net proceeds from (payments of) revolving credit and other long-term debt          (51,200)            9,942
    Proceeds from issuance of common stock                                              16,612             8,737
    Purchases of treasury stock                                                         (2,796)             (141)
                                                                                  ------------      ------------

Net Cash Provided by (Used in) Financing Activities                                    (37,384)           18,538
                                                                                  ------------      ------------

Net Increase in Cash and Cash Equivalents                                               39,526            (5,332)

Cash and Cash Equivalents - Beginning of Year                                           10,474             9,911
                                                                                  ------------      ------------

Cash and Cash Equivalents - End of Period                                         $     50,000      $      4,579
                                                                                  ============      ============


See Notes to Consolidated Financial Statements.

                 OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.       Basis of Presentation and Significant Accounting Policies

         These consolidated financial statements are unaudited, have been prepared pursuant to instructions for the Quarterly Report on Form 10-Q required to be filed with the Securities and Exchange Commission and do not include all information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles. These financial statements reflect all adjustments that Oceaneering's management believes are necessary to present fairly Oceaneering's financial position at September 30, 2002 and its results of operations and cash flows for the periods presented. All such adjustments are of a normal and recurring nature. The periods before September 30, 2002 are presented on a restated basis to correct accounting errors relating to restricted stock issued to key employees of Oceaneering. See Note 2 for an explanation of this error and restatement. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Oceaneering's Annual Report on Form 10-K for the year ended December 31, 2001. The results for interim periods are not necessarily indicative of annual results.

2.       Restricted Stock - Corrections

         As part of its long-term incentive compensation plan, Oceaneering uses awards of restricted stock to provide key employees a proprietary interest in the growth and performance of Oceaneering. The shares awarded are subject to forfeiture unless a specified stock price performance of Oceaneering, relative to an index of a peer group of companies, is met and are subject to vesting over an extended period of continued employment. In accordance with the plans, Oceaneering makes tax-assistance payments on behalf of the employees upon the vesting of the shares when the taxes are due.

         Since the initiation of a restricted stock plan in 1993, Oceaneering has accounted for the stock compensation and related tax-assistance payments on a consistent basis. Oceaneering expensed the stock compensation in equal increments over the three- or four-year vesting period, as applicable. The tax-assistance payments are subject to refund if the shares of stock are sold within three years after vesting. Historically, Oceaneering amortized the tax-assistance payments over the three-year period from the date the shares vested, i.e., the period during which the payments made were subject to refund. This accounting treatment was developed with the assistance of and subsequently reviewed by our previous independent auditors.

         In connection with the implementation of Oceaneering's 2002 long-term incentive compensation plan, Oceaneering's management sought the advice of its new independent auditors, Ernst & Young, concerning the appropriate treatment of awards under the plan. Following these consultations, Oceaneering determined that it had not been accounting for its restricted stock expense and related tax-assistance correctly.

         Oceaneering has concluded that (1) it should begin accruing for the restricted stock expense at the date of the grant of the award, before the performance criteria has been met, not over the vesting period, which begins after the performance criteria has been met, and (2) it should also accrue for and expense each tax-assistance payment over the same period as the restricted stock, rather than amortize it over the three-year period during which these payments are subject to refund.

         The change in the accounting treatment used for the restricted stock compensation plans does not represent any change in cash disbursements or any increase in the total expense to be incurred over time. The correction serves to accelerate the recognition of expense, moving these costs forward, changing the periods over which the same total expense is being recognized. It could also increase the volatility of Oceaneering's quarterly compensation expense, which will adjust for forfeitures and the change in our stock price.

         During the restricted stock accounting review, Oceaneering also determined that it had not been properly calculating the number of common shares outstanding for earnings per share purposes. The total number of shares issued under the restricted stock plans was included as basic shares from the date of issue. The issued shares subject to forfeiture are contingent shares and should not have been included before being vested. In addition, for the dilutive calculation, the shares, until vested, should have been calculated using the treasury stock method. Under Oceaneering's previous method, the number of shares used for purposes of calculating earnings per share was too high.

         Oceaneering will be restating the results of previously reported periods to reflect the appropriate accounting treatment for the restricted stock expenses and related tax-assistance payments.

         In connection with this restatement, Oceaneering will request its independent auditors to undertake a re-audit of previously reported audited accounts. While the Company does not expect to make any other adjustments, it is possible that the re-audit of prior periods will result in additional adjustments to the previously reported financial statements. In that event, the final restated results could differ from those presented below.

         Corrected for the accounting treatment afforded the restricted stock program, Oceaneering expects its previously reported financials will be impacted as follows (unaudited):

                                                                                     Diluted  EPS
                                                                     %           ---------------------            %
                                    Reported      Restated         Change         Reported   Restated          Change
                                   ---------     ---------       ---------       ---------   ---------       ---------
                                         (in thousands)


Retained Earnings,
March 31, 1999                     $ 123,709     $ 120,430          (2.7)%           N/A           N/A           N/A


Shareholders' Equity,
March 31, 1999                     $ 179,439     $ 177,461          (1.1)%           N/A           N/A           N/A

Net Income for the Fiscal Year
ended March 31, 2000               $  16,784     $  15,156          (9.7)%     $    0.73     $    0.68          (6.8)%

Net Income for the Nine Months
ended Dec. 31, 2000                $  11,313     $  10,124         (10.5)%     $    0.49     $    0.45          (8.2)%


Net Income for the Year ended
Dec. 31, 2001                      $  33,109     $  32,344          (2.3)%     $    1.38     $    1.39           0.7%


Net Income for the Six Months
ended June 30, 2002                $  20,711     $  19,857          (4.1)%     $    0.84     $    0.82          (2.4)%



         The effects of the restatement in the three- and nine-month periods ended September 30, 2001 are as follows (unaudited):

                                    For the Three Months Ended      For the Nine Months Ended
                                         September 30, 2001             September 30, 2001
                                    ---------------------------     ---------------------------
                                    As Reported      Restated       As Reported      Restated
                                    -----------     -----------     -----------     -----------
                                                           (in thousands, except per share amounts)

     Revenues                       $   141,681     $   141,681     $   378,158     $   378,158

     Gross margin                        29,045          30,292          74,590          75,104

     Income from operations              18,169          19,416          42,579          43,093

     Income before income taxes          15,910          17,157          35,789          36,303

     Net Income                          10,342          11,152          23,263          23,597

     Diluted earnings per share     $      0.43     $      0.48     $      0.97     $      1.01

3.       Prepaid Expenses and Other Current Assets

         Prepaid expenses and other current assets consisted of the following:

                                                         September 30,     December 31,
                                                            2002               2001
                                                       -------------     -------------
                                                                           (restated)
                                                                (in thousands)
        Spare parts for remotely operated vehicles     $      12,462     $      14,316
        Inventories, primarily raw materials                  11,905             9,385
        Deferred taxes                                        10,634            10,359
        Other                                                  3,594             6,320
                                                       -------------     -------------
           Total                                       $      38,595     $      40,380
                                                       =============     =============


4.       Debt

         Long-term Debt consisted of the following:

                                        September 30,     December 31,
                                            2002              2001
                                       -------------     -------------
                                                            (restated)
                                                 (in thousands)
         6.72% Senior Notes            $     100,000     $     100,000
         Revolving credit facility                --            23,000
         Term Loan                            18,800            47,000
                                       -------------     -------------
            Total                      $     118,800     $     170,000
                                       =============     =============



         During the quarter ended June 30, 2002, Oceaneering prepaid $21 million of the principal owed under its Term Loan. As a result of the prepayment, the remaining scheduled maturities of the Term Loan changed. Oceaneering had an interest rate hedge in place that effectively fixed the LIBOR component of the interest rate at 3.24% for the Term Loan. Oceaneering revised the hedge to match the rescheduled maturities of the Term Loan. Oceaneering charged $118,000 to interest expense in the nine-month period ended September 30, 2002 as a result of this change.

         Scheduled maturities of Long-term Debt as of September 30, 2002 were as follows:

                                          Revolving
  (in thousands)         6.72% Notes    Credit  Facility           Term Loan            Total
  --------------         -----------    ----------------           ---------          ---------

Remainder of 2002        $       --    $             --            $   1,200          $   1,200
   2003                          --                  --                4,800              4,800
   2004                          --                  --               12,800             12,800
   2005                          --                  --                   --                 --
   2006                      20,000                  --                   --             20,000
   Thereafter                80,000                  --                   --             80,000
                         ----------    ----------------            ---------          ---------
     Total               $  100,000    $             --            $  18,800          $ 118,800
                         ==========    ================            =========          =========

         Maturities before September 2003 are not classified as current as of September 30, 2002 since Oceaneering can extend the maturity by borrowing under the revolving credit facility with a maturity date after one year.

5.       Shareholders' Equity

         Shareholders' Equity consisted of the following:

                                                                                  September 30,      December 31,
                                                                                      2002               2001
                                                                                  -------------      -------------
                                                                                                       (restated)
                                                                                           (in thousands)
         Common Stock, par value $0.25;
             90,000,000 shares authorized; 24,813,289 and
             24,017,046 shares issued                                             $       6,203      $       6,004
         Additional paid-in capital                                                     106,129             87,305
         Treasury stock; 123,708 and 249,872 shares, at average cost                     (2,692)            (3,353)
         Retained earnings                                                              210,047            178,054
         Other comprehensive income                                                      (7,700)           (20,238)
                                                                                  -------------      -------------
         Total shareholders' equity                                               $     311,987      $     247,772
                                                                                  =============      =============

6.       Income Taxes

         In the nine-month period ended September 30, 2002, Oceaneering changed its estimated annual effective tax rate for 2002 from 35% to 29%. The change is a result of Oceaneering's anticipated realization of foreign tax credits and the favorable finalization of tax positions related to the foreign vessel and diving operations that were sold in 2000. The effect of the change in the three months ended September 30, 2002 related to periods before the third quarter was a decrease of income tax expense of $1,833,000.

         Cash taxes paid were $10.5 million and $6.7 million for the nine months ended September 30, 2002 and 2001, respectively.

7.       Business Segment Information

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

         There are no differences in the basis of segmentation or in the basis of measurement of segment profit or loss from those used in Oceaneering's consolidated financial statements for the year ended December 31, 2001. The periods before September 30, 2002 have been restated to correct Oceaneering's accounting for restricted stock and related tax-assistance payments. See Note 2 above for a discussion of the corrections. The following summarizes certain financial data by business segment:



                                                       For the Three Months Ended               For the Nine Months Ended
                                              ---------------------------------------------   -----------------------------
                                              September 30,   September 30,     June 30,      September 30,   September 30,
                                                   2002           2001            2002            2002            2001
                                              -------------   -------------   -------------   -------------   -------------
                                                                (restated)       (restated)                     (restated)
                                                                              (in thousands)
Revenue
    Offshore Oil and Gas
         ROVs                                 $      38,068   $      39,956   $      37,616   $     111,820   $     112,774
         Subsea Products                             23,929          39,409          36,458          92,945          88,764
         Mobile Offshore Production Systems          13,026           9,031          12,474          37,727          27,140
         Other Services                              28,649          26,836          32,440          92,210          74,325
                                              -------------   -------------   -------------   -------------   -------------
    Total Offshore Oil and Gas                      103,672         115,232         118,988         334,702         303,003
    Advanced Technologies                            26,936          26,449          22,561          76,304          75,155
                                              -------------   -------------   -------------   -------------   -------------
         Total                                $     130,608   $     141,681   $     141,549   $     411,006   $     378,158
                                              =============   =============   =============   =============   =============

Gross Margins
    Offshore Oil and Gas
         ROVs                                 $       8,952   $      11,305   $      10,111   $      27,012   $      33,455
         Subsea Products                              6,280           7,358           8,053          20,012          10,493
         Mobile Offshore Production Systems           5,600           4,060           4,508          15,347           8,449
         Other Services                               3,411           2,801           5,092          13,001           9,384
                                              -------------   -------------   -------------   -------------   -------------
    Total Offshore Oil and Gas                       24,243          25,524          27,764          75,372          61,781
    Advanced Technologies                             5,680           4,768           4,010          12,748          13,323
                                              -------------   -------------   -------------   -------------   -------------
            Total                             $      29,923   $      30,292   $      31,774   $      88,120   $      75,104
                                              =============   =============   =============   =============   =============

8.       Comprehensive Income

         Comprehensive income is the total of net income and all nonowner changes in equity. The amounts of comprehensive income for the three- and nine-month periods ended September 30, 2002 and 2001 are as follows:

                                                       Three Months Ended           Nine Months Ended
                                                          September 30,                September 30,
                                                   --------------------------   --------------------------
                                                      2002            2001         2002           2001
                                                   -----------    -----------   -----------    -----------
                                                                   (restated)                  (restated)
                                                                   (in thousands)
Net Income per Consolidated Statements of Income   $    12,136    $    11,152   $    31,993    $    23,597
Foreign Currency Translation Gains (Losses)              4,119          3,159        12,915         (2,170)
Change in Fair Value of Interest Rate Hedge               (194)            --          (377)            --
                                                   -----------    -----------   -----------    -----------
Comprehensive Income                               $    16,061    $    14,311   $    44,531    $    21,427
                                                   ===========    ===========   ===========    ===========

         Amounts comprising other elements of comprehensive income in Shareholders' Equity:

                                                           September 30,     December 31,
                                                                2002            2001
                                                           -------------    -------------
                                                                   (in thousands)
Accumulated Net Foreign Currency Translation Adjustments   $      (7,387)   $     (20,302)
Fair Value of Interest Rate Hedge                                   (313)              64
                                                           -------------    -------------
                                                           $      (7,700)   $     (20,238)
                                                           =============    =============

9.       New Accounting Standards

         In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires the use of the purchase method of accounting for all business combinations entered into after June 30, 2001. SFAS No. 141 also specifies criteria intangible assets must meet to be recognized and reported apart from goodwill. SFAS No. 142 changes the accounting method for goodwill from an amortization to an impairment-only approach. SFAS No. 142 was effective for Oceaneering's quarter ended March 31, 2002, and early adoption of this statement was not permitted. Oceaneering completed the impairment tests of goodwill as of January 1, 2002 and determined that its goodwill is not impaired. Goodwill amortization expense was $326,000 and $959,000 for the three- and nine-month periods ended September 30, 2001.

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

Material Changes in Financial Condition

We consider our liquidity and capital resources adequate to support our operations and capital commitments. At September 30, 2002, we had working capital of $111 million, including $50 million of cash and cash equivalents. Additionally, we had $80 million of borrowing capacity available under our revolving credit facility.

Our capital expenditures were $21 million during the nine months ended September 30, 2002, as compared to $51 million during the corresponding period of last year. Capital expenditures in the current year consisted of expenditures relating to the addition of units to our fleet of ROVs to replace older units we retired. Prior-year expenditures consisted of final costs related to the conversion of a jackup drilling rig to a mobile production unit, the Ocean Legend, modifications to the FPSO Ocean Producer, and additions to our fleet of ROVs.

We had no material commitments for capital expenditures at September 30, 2002.

At September 30, 2002, we had long-term debt of $119 million and a 28% debt-to-total capitalization ratio. We have $100 million of Senior Notes outstanding, to be repaid from 2006 through 2010. We have an $80 million revolving credit facility, under which we had no outstanding borrowings and $80 million available for future borrowings at September 30, 2002. This facility is scheduled to expire in October 2003. We anticipate that we will replace it with a new revolving credit facility before the end of February 2003. We also have a term loan facility that is to be repaid through April 2004. At September 30, 2002, we had $19 million in outstanding borrowings under the term loan facility. Both the revolving credit and term loan facilities have short-term interest rates that float with market rates, plus applicable spreads. We have effectively fixed the interest rate on the term loan at approximately 4% through an interest rate swap. We have no off-balance sheet debt and have not guaranteed any debt not reflected on our consolidated balance sheets.

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

Consolidated revenue and margin information is as follows:



                               For the Three Months Ended                 For the Nine Months Ended
                     -----------------------------------------------    ------------------------------
                     September 30,    September 30,       June 30,      September 30,    September 30,
                          2002            2001             2002             2002             2001
                     -------------    -------------    -------------    -------------    -------------
                                       (restated)        (restated)                       (restated)
                                                                            (in thousands)
Revenue              $     130,608    $     141,681    $     141,549    $     411,006    $     378,158
Gross margin                29,923           30,292           31,774           88,120           75,104
Gross margin %                  23%              21%              22%              21%              20%
Operating margin %              13%              14%              14%              13%              11%


The periods before September 30, 2002 have been restated to correct our accounting for restricted stock and related tax-assistance payments. See Note 2 to the Consolidated Financial Statements for a discussion of the corrections.

Our Offshore Oil and Gas business results are influenced by the level of capital spending by oil and gas companies in the offshore sector, particularly in deepwater, that is, at water depths of 1,000 feet or more. In 2002, we have seen a decrease in deepwater exploration activity, particularly in the Gulf of Mexico. We have noted continuing delays in the development of deepwater prospects around the world. As a result, the increase in ROV drill support services that we had expected to begin in the second half of 2002 has not yet materialized. In addition, as evidenced by the decline in our Subsea Products backlog from $61 million at December 31, 2001 to $29 million at September 30, 2002, a surge in activity appears unlikely before mid-2003. Based on the number of subsea tree orders and our outstanding bids, we anticipate our backlog will increase by year-end, with a subsequent increase in activity.

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

Offshore Oil and Gas

The table below sets forth our revenues and gross margins for our Offshore Oil and Gas business for the periods indicated.


                                               For the Three Months Ended                 For the Nine Months Ended
                                     -----------------------------------------------    ------------------------------
                                     September 30,    September 30,      June 30,       September 30,    September 30,
                                          2002            2001             2002             2002             2001
                                     -------------    -------------    -------------    -------------    -------------
                                                       (restated)       (restated)                         (restated)
                                                               (in thousands, except for percentages)
ROVs
    Revenue                          $      38,068    $      39,956    $      37,616    $     111,820    $     112,774
    Gross margin                             8,952           11,305           10,111           27,012           33,455
    Gross margin %                              24%              28%              27%              24%              30%
    Work class utilization %                    65%              79%              70%              68%              77%

Subsea Products
    Revenue                          $      23,929    $      39,409    $      36,458    $      92,945    $      88,764
    Gross margin                             6,280            7,358            8,053           20,012           10,493
    Gross margin %                              26%              19%              22%              22%              12%

Mobile Offshore Production Systems
    Revenue                          $      13,026    $       9,031    $      12,474    $      37,727    $      27,140
    Gross margin                             5,600            4,060            4,508           15,347            8,449
    Gross margin %                              43%              45%              36%              41%              31%

Other Services
    Revenue                          $      28,649    $      26,836    $      32,440    $      92,210    $      74,325
    Gross margin                             3,411            2,801            5,092           13,001            9,384
    Gross margin %                              12%              10%              16%              14%              13%

Total Offshore Oil and Gas
    Revenue                          $     103,672    $     115,232    $     118,988    $     334,702    $     303,003
    Gross margin                            24,243           25,524           27,764           75,372           61,781
    Gross margin %                              23%              22%              23%              23%              20%

ROV segment gross margin had been increasing over the past several years due to both additional units available for service and higher utilization rates. The higher utilization rates had resulted from the return to service of more floating drilling rigs and a rise in offshore construction-related activities. This trend reversed in the first quarter of 2002, as there was weakness in the semi-submersible drilling market, particularly in the Gulf of Mexico where we have a large market share of ROV drill support. Our ROV revenues and margins were also adversely affected in the third quarter as a result of offshore evacuations caused by two tropical storms in the Gulf of Mexico. We are forecasting ROV results will improve in the fourth quarter of 2002, as we have recently mobilized some idle ROVs for drill support jobs.

During the quarter ended September 30, 2002, our Subsea Products revenues and gross margins declined from the corresponding quarter of the prior year due to reduced activity at our U.S. and Brazil umbilical plants. The nine-month results of our Subsea Products segment for 2002 are substantially better than those attained in the corresponding period of 2001. During the first half of 2001, we were producing a large steel tube umbilical order, the largest umbilical contract we had ever undertaken, at a loss. It was bid and undertaken during a period of reduced demand. The completion of this project in the first half of 2001 freed up capacity at our U.K. plant for profitable work. While our outlook for the Subsea Products segment is highly positive based on the projected growth in subsea wellhead completions, we anticipate this segment's results will be lower in the fourth quarter of 2002 as compared to the fourth quarter of 2001, based on our reduced level of backlog of $29 million at September 30, 2002 as compared to $61 million at December 31, 2001.

Our Mobile Offshore Production Systems gross margins were higher than the corresponding periods of 2001. The Ocean Producer began operations in the fourth quarter of 2001 under a new seven-year contract, which has been providing higher revenues and margins than its prior contract. The Ocean Legend began receiving partial dayrate in the first quarter of 2001 and began receiving full dayrate mid-second quarter of 2001. As a result of brief operating problems during the third and fourth quarters of 2001, the first quarter of 2002 was the first quarter in which we achieved full dayrate for an entire quarter from the Ocean Legend. In the third quarter of 2002, we received and recognized $1.3 million as revenue relating to the settlement of a 2001-related dispute with our customer. During the second quarter of 2002, our customer exercised its option to extend the Ocean Legend contract for an additional two years. As a result, our revenue and margin on this contract decreased by approximately $19,000 per day from mid-May 2002, as compared to the first quarter of 2002. Consequently, gross margin for this segment, had it not been for the $1.3 million settlement mentioned above, would have been less than the second quarter of 2002.

For our Other Services segment, a significant improvement in offshore activity in the Gulf of Mexico contributed to the increase in Other Services gross margins for the three- and nine-month periods ended September 30, 2002. We experienced an increase in utilization of and profitability from our two Gulf of Mexico Ocean Intervention multi-service vessels in the three- and nine-month periods of 2002 compared to the corresponding periods of 2001. Additionally, gross margin improved as a result of a significant engineering and specialized diving contract, and, to a lesser extent, from topside inspection services. We believe that for 2002 our Other Services segment will earn more revenue at higher margins than it did in 2001. Currently, we project this segment's results for the remainder of 2002 to be lower than the average of those achieved in the first nine months of 2002 as a result of a soft vessel market in the Gulf of Mexico due to the low level of offshore industry activity being experienced at this time. The nine-month period of 2001 included benefits from our exit in 2000 from non-U.S. oilfield diving and vessel activities.

ADVANCED TECHNOLOGIES

Revenue and gross margin information is as follows:

                               For the Three Months Ended                 For the Nine Months Ended
                     -----------------------------------------------    ------------------------------
                     September 30,    September 30,      June 30,       September 30,    September 30,
                         2002             2001             2002             2002             2001
                     -------------    -------------    -------------    -------------    -------------
                                       (restated)        (restated)                        (restated)
                                        (in thousands, except for percentages)
    Revenue          $      26,936    $      26,449    $      22,561    $      76,304    $      75,155
    Gross margin             5,680            4,768            4,010           12,748           13,323
    Gross margin %              21%              18%              18%              17%              18%

Advanced Technologies revenues and margins were higher in the three- and nine-month periods of 2002 as compared to the corresponding periods of 2001 from improved revenues and margins in our entertainment and marine services divisions, partially offset by lower levels of activities from our telecommunications cable ROV services and from our space division as a result of lower NASA spending. Gross margin was higher than the immediately preceding quarter from our marine services operations.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

During the third quarter of 2002, selling, general and administrative expense included a $1.4 million provision for a doubtful account associated with work done in prior years for a customer of the space and thermal division of our Advanced Technologies segment.

OTHER

Our equity in the earnings (loss) of our telecommunications joint venture was $(687,000) and $(724,000) for the three and nine months ended September 30, 2002, compared to $266,000 and $988,000 for the three and nine months ended September 30, 2001. The telecommunications cable lay and burial market is suffering from reduced demand for services, and weak market conditions are expected to continue at least through the balance of 2002.

Interest expense for the periods ended September 30, 2002 decreased compared to the corresponding periods of the prior year from lower debt levels. Our debt had been incurred to fund the acquisition of additional equipment, including the Ocean Legend, and expansion of our Subsea Products production capacity. Interest expense of $2,752,000 and $7,255,000 for the three and nine months ended September 30, 2001 was net of capitalized interest of $107,000 and $2,037,000.

Other expense in the nine-month period ended September 30, 2001 included the first quarter write-off of $600,000 related to the shares of Friede Goldman Halter, Inc. we received as proceeds for the sale of an out-of-service jackup rig in the fourth quarter of 1999. Friede Goldman Halter, Inc. filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code on April 19, 2001. Friede Goldman Halter, Inc. was delisted from the New York Stock Exchange on April 19, 2001.

The provisions for income taxes were related to U.S. income taxes that we provided at estimated annual effective rates using assumptions as to earnings and other factors that would affect the tax calculation for the remainder of the year and to the operations of foreign branches and subsidiaries that were subject to local income and withholding taxes. As a result of the anticipated realization of foreign tax credits and the favorable finalization of certain tax positions related to the foreign vessel and diving operations we sold in 2000, we have decreased our effective tax rate for 2002 from 35% to 29%. The 29% effective rate is used for our nine-month results and the impact of the change upon the first half of the year is included in our third quarter. If we had used a 29% income tax rate for the first half of 2002, income tax expense for the third quarter would have increased by $1,833,000.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There are no material changes from the information provided in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2001. For a discussion of a change we implemented relating to our interest rate swap for our term loan, see Note 4 to the Consolidated Financial Statements in this report.

ITEM 4.  CONTROLS AND PROCEDURES.

Within the 90-day period immediately preceding the filing of this report, our chief executive officer and chief financial officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934). Based on that evaluation, our chief executive officer and chief financial officer concluded that the design and operation of our disclosure controls and procedures were effective as of the date of that evaluation. There have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of that evaluation.



                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits.

                                                                   Registration
                                                                   or File           Form or      Report           Exhibit
                                                                   Number            Report       Date             Number
                                                                   -------------     -------      ------           --------
          *  3.01    Restated Certificate of Incorporation          1-10945           10-K         Dec. 2000         3.01
          *  3.02    Amended and Restated By-Laws                   1-10945           10-K         Dec. 2001         3.02
          * 10.01    2002 Incentive Plan                            1-10945           10-Q         Jun. 2002        10.01
            10.02    Amended and Restated Supplemental
                     Executive Retirement Plan
            10.03    2002 Non-Executive Incentive Plan
            10.04    Amended and Restated 2002 Restricted
                     Stock Unit Award Incentive Agreements
                     with John R. Huff, T. Jay Collins,
                     M. Kevin McEvoy, Marvin J. Migura,
                     George R. Haubenreich, Jr. and
                     John L. Zachary
            10.05    Non-qualified stock option award agreements
                     under the 2002 Incentive Plan with
                     John R. Huff, T. Jay Collins, M. Kevin McEvoy,
                     Marvin J. Migura, George R. Haubenreich, Jr.
                     and John L. Zachary

----------

         * Indicates exhibit previously filed with the Securities and Exchange Commission as indicated and incorporated herein by reference.

(b) Oceaneering filed the following reports on Form 8-K during the quarter for which this report is filed.


      Date                   Description
      ---------------        ------------
      August 12, 2002        Information furnished under Item 9
                             regarding the certifications provided to the
                             Securities and Exchange Commission by Oceaneering's
                             chief executive officer and chief financial officer
                             under Section 906 of the Sarbanes-Oxley Act of
                             2002.

      September 3, 2002      Information furnished under Item 9 regarding the posting of a presentation on Oceaneering's Web site.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  OCEANEERING INTERNATIONAL, INC.
                                  (Registrant)




Date:  November 12, 2002          By:    /s/ JOHN R. HUFF
                                        -------------------------------------
                                        John R. Huff
                                        Chairman and Chief Executive Officer





Date:  November 12, 2002          By:    /s/ MARVIN J. MIGURA
                                        -------------------------------------
                                        Marvin J. Migura
                                        Senior Vice President and Chief
                                         Financial Officer





Date:  November 12, 2002          By:    /s/ JOHN L. ZACHARY
                                        -------------------------------------
                                        John L. Zachary
                                        Controller and Chief Accounting Officer

                                 CERTIFICATIONS




I, John R. Huff, Chief Executive Officer of Oceaneering International, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Oceaneering International, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


November 12, 2002

                                 /s/ JOHN R. HUFF
                                -----------------------------
                                John R. Huff
                                Chief Executive Officer

I, Marvin J. Migura, Chief Financial Officer of Oceaneering International, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Oceaneering International, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


November 12, 2002


                               /S/ MARVIN J. MIGURA
                              ----------------------------
                              Marvin J. Migura
                              Chief Financial Officer

                                 EXHIBIT INDEX


                                                                   Registration
                                                                   or File           Form or      Report           Exhibit
                                                                   Number            Report       Date             Number
                                                                   -------------     -------      ------           --------
          *  3.01    Restated Certificate of Incorporation          1-10945           10-K         Dec. 2000         3.01
          *  3.02    Amended and Restated By-Laws                   1-10945           10-K         Dec. 2001         3.02
          * 10.01    2002 Incentive Plan                            1-10945           10-Q         Jun. 2002        10.01
            10.02    Amended and Restated Supplemental
                     Executive Retirement Plan
            10.03    2002 Non-Executive Incentive Plan
            10.04    Amended and Restated 2002 Restricted
                     Stock Unit Award Incentive Agreements
                     with John R. Huff, T. Jay Collins,
                     M. Kevin McEvoy, Marvin J. Migura,
                     George R. Haubenreich, Jr. and
                     John L. Zachary
            10.05    Non-qualified stock option award agreements
                     under the 2002 Incentive Plan with
                     John R. Huff, T. Jay Collins, M. Kevin McEvoy,
                     Marvin J. Migura, George R. Haubenreich, Jr.
                     and John L. Zachary

----------

         * Indicates exhibit previously filed with the Securities and Exchange Commission as indicated and incorporated herein by reference.