Form 10-K
period 2002-12-31
OCEANEERING INTERNATIONAL INC
filed 2003-03-21
CIK 73756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number 1-10945

OCEANEERING INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	95-2628227
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

11911 FM 529
Houston, Texas	77041
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(713) 329-4500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange
on which registered
Common Stock, $0.25 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  Ö , No     .

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes  Ö , No     .

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes  Ö , No     .

        Aggregate market value of the voting stock held by non-affiliates of the registrant at March 13, 2003, based upon the closing sale price of the Common Stock on the New York Stock Exchange:                                                                        $497,035,000

        Number of shares of Common Stock outstanding at March 13, 2003:                                                          24,360,274

Documents	Incorporated by Reference:

Portions of the proxy statement relating to the registrant’s 2003 annual meeting of shareholders, to be filed on or before April 30, 2003 pursuant to Regulation 14A of the Securities Exchange Act of 1934, are incorporated by reference to the extent set forth in Part III, Items 10-13 of this report.

PART I

ITEM 1. BUSINESS.

General Development of Business

Oceaneering International, Inc. is an advanced applied technology company that provides a comprehensive range of integrated technical services and hardware to customers who operate in harsh environments, such as underwater, space and other hazardous areas. Oceaneering was organized in 1969 out of the combination of three diving service companies founded in the early 1960s. Since our establishment, we have concentrated on the development and marketing of underwater services and products requiring the use of advanced deepwater technology. We are one of the world’s largest underwater services contractors. We provide most of our services and products to the oil and gas industry. These include drilling support, subsea construction, design, lease and operation of production systems, facilities maintenance and repair, specialty subsea hardware and specialized onshore and offshore engineering and inspection. We have locations in the United States and 16 other countries. Our international operations, principally in the North Sea, Africa, Brazil, Australia and Asia, accounted for approximately 47% of our revenue, or $255 million, for the year ended December 31, 2002.

We operate in five business segments. The segments are contained within two businesses – services and products provided to the offshore oil and gas industry (“Offshore Oil and Gas”) and all other services and products (“Advanced Technologies”). Our business segments within the Offshore Oil and Gas business are Remotely Operated Vehicles (“ROVs”), Subsea Products, Mobile Offshore Production Systems and Other Services. We report our Advanced Technologies business as one segment. In each of our businesses, we have been concentrating on expanding our capabilities to provide technical solutions to our customers.

Effective November 1, 2000, our Board of Directors changed our fiscal year-end to December 31 from March 31. In connection with this transition, we reported on the nine-month period from April 1, 2000 to December 31, 2000.

Offshore Oil and Gas. In the last few years, the focus of our Offshore Oil and Gas business has been toward increasing our asset base for providing services and products for deepwater offshore operations and subsea completions. Prior to 1996, we purchased most of our remotely operated vehicles, often referred to as ROVs, which are submersible vehicles operated from the surface and widely used in the offshore oil and gas industry. However, in response to increased demand for more powerful systems operating in deeper water, we expanded our capabilities and established an in-house facility to design and build ROVs to meet the continued expansion of our ROV fleet. This facility was established and became fully operational in January 1998. We have built over 75 ROV systems, and we are producing all our new ROVs in-house. In September 2000, we exchanged our diving-related assets in Asia, Australia and the Middle East for 11 ROVs. The diving-related assets were part of our Other Services segment. For the past couple of years, we have kept the number of our work-class ROVs at a constant level and have built new systems for replacement and upgrade of the existing fleet.

Through our Oceaneering Multiflex division, we are a leading provider of subsea hydraulic and electrohydraulic umbilicals. Umbilicals are used by offshore operators to, among other things, control subsea wellhead hydrocarbon flow rates. We entered this market in March 1994 through our purchase of the operating subsidiaries of Multiflex International Inc. During 1998, we constructed a new umbilical plant in Brazil and relocated, modernized and increased the capabilities of our umbilical manufacturing facility in Scotland. Both new facilities began operations in the first half of 1999.

We own three operating mobile offshore production systems:

•	the floating production, storage and offloading system Ocean Producer, which has been operating offshore West Africa since December 1991;
•	the production barge San Jacinto, acquired in December 1997 and currently under contract offshore Indonesia; and
•	the mobile offshore production system Ocean Legend, which has been operating offshore Western Australia since May 2001.

We own and operate two multiservice vessels, the Ocean Intervention and the Ocean Intervention II, which went into service in the fourth quarter of calendar 1998 and the third quarter of calendar 2000, respectively. These multiservice vessels are equipped with thrusters that allow them to be dynamically positioned, which means the vessels can maintain a constant position at a location without the use of anchors. They are used in pipeline or flowline tie-ins, pipeline crossings and subsea hardware interventions and installations. Both vessels can carry and install significant lengths of coiled tubing or umbilicals required to bring subsea well completions into production (tie-back to production facilities). These two vessels are part of our Other Services segment.

Advanced Technologies. In August 1992 and May 1993, we purchased two businesses that formed the basis of our Advanced Technologies segment. The first business designed, developed and operated robotic systems and ROVs specializing in non-oilfield markets and provided the basis for our expansion into commercial and government subsea cable field support, maintenance and repair, civil works projects and commercial theme park animation in 1993. The second business designed, developed and fabricated spacecraft hardware and high-temperature insulation products.

We intend to continue our strategy of acquiring, as opportunities arise, additional assets or businesses, to improve our market position or expand into related service and product lines, either directly through merger, consolidation or purchase, or indirectly through joint ventures. We are also applying our skills and technology in further developing business unrelated to the oil and gas industry and performing services for government agencies and firms in the aerospace and civil engineering and construction industries.

Financial Information about Segments

For financial information about our business segments, please see the table in Note 6 of the Notes to Consolidated Financial Statements in this report, which presents revenue, income from operations, depreciation and amortization expense, identifiable assets, goodwill and capital expenditures by business segment for the years ended December 31, 2002 and 2001 and the nine-month period ended December 31, 2000.

Description of Business

OFFSHORE OIL AND GAS

Our Offshore Oil and Gas business consists of ROVs, Subsea Products, Mobile Offshore Production Systems and Other Services.

ROVs. ROVs are submersible vehicles operated from the surface. They are widely used in the offshore oil and gas industry for a variety of underwater tasks, including drill support, installation and construction support, pipeline inspection and surveys and subsea production facility operation and maintenance. ROVs may be outfitted with manipulators, sonar, video cameras, specialized tooling packages and other equipment or features to facilitate the performance of specific underwater tasks. We use ROVs at water depths or in situations where the use of divers would be uneconomical or infeasible. We own 125 work-class ROVs and are the industry leader in providing ROV services on deepwater wells, which are the most technically demanding. We believe we operate the largest and most technically advanced fleet of ROVs in the world.

        ROV revenue:

	Amount	Percent of Total Revenue
Year ended December 31, 2002	$149,619,000	27%
Year ended December 31, 2001	153,929,000	29%
Nine-month period ended December 31, 2000	78,953,000	26%

Subsea Products. We manufacture a variety of built-to-order specialty subsea hardware to ISO 9001 quality requirements. These products include:

•	hydraulic, electrohydraulic and chemical injection umbilicals utilizing thermoplastic hoses and steel tubes;
•	production control equipment;
•	pipeline repair systems; and
•	ROV tooling and work packages.

We market these products under the trade names Oceaneering Multiflex and Oceaneering Intervention Engineering.

Subsea umbilicals and production control equipment are used by offshore well operators to control subsea wellhead hydrocarbon flow, monitor downhole and wellhead conditions and perform chemical injection. Pipeline repair systems make the effective repair of pipelines and risers possible without requiring underwater welding. ROV tooling and work packages provide the operational link between an ROV and permanently installed equipment located on the sea floor.

        Subsea Products revenue:

	Amount	Percent of Total Revenue
Year ended December 31, 2002	$123,227,000	23%
Year ended December 31, 2001	126,448,000	24%
Nine-month period ended December 31, 2000	64,931,000	21%

Mobile Offshore Production Systems. We presently own three operating mobile offshore production systems, the Ocean Legend, the Ocean Producer and the San Jacinto.

We also undertake engineering and project management of projects related to mobile offshore production systems. We have managed the conversion of a jackup to a production unit and in-field life extension and modifications to a floating production storage and offloading system. We also perform engineering studies for customers evaluating field development projects.

        Mobile Offshore Production Systems revenue:

	Amount	Percent of Total Revenue
Year ended December 31, 2002	$48,538,000	9%
Year ended December 31, 2001	39,154,000	7%
Nine-month period ended December 31, 2000	15,788,000	5%

Other Services. We perform subsea intervention and hardware installation services from our multiservice vessels. These services include: subsea well tie-backs; pipeline/flowline tie-ins and repairs; pipeline crossings; umbilical and other subsea equipment installations; and subsea intervention. We also provide oilfield diving, non-destructive inspection and testing services and supporting vessel operations, which are utilized principally in inspection, repair and maintenance activities.

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

Through our Solus Schall division, we offer a wide range of inspection services to customers required to obtain third-party inspections to satisfy contractual structural specifications, internal safety standards or regulatory requirements. We focus on the inspection of pipelines and onshore fabrication of offshore facilities for the oil and gas industry. Certain of Solus Schall’s pipeline inspection activities are performed through the use of specialized x-ray crawlers, which travel inside pipelines, stopping to perform radiographic inspection of welds. In January 2003, we purchased OIS International Inspection plc for $27 million in cash. OIS is a global provider of non-destructive testing and inspection services, principally to the oil and gas industry.

        Other Services revenue:

	Amount	Percent of Total Revenue
Year ended December 31, 2002	$122,735,000	22%
Year ended December 31, 2001	102,250,000	20%
Nine-month period ended December 31, 2000	65,206,000	21%

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

We work for customers having specialized requirements in underwater or other environments outside the oil and gas industry. We provide various engineering and underwater services for the U.S. Navy, including undersea operations, development of new underwater systems and inspection and maintenance of the Navy’s fleet of surface ships and submarines. Through a joint venture we formed with a subsidiary of Smit Internationale, N.V., we also maintain and operate commercial cable lay and maintenance equipment. The current term of the joint venture agreement expires in March 2006. It automatically extends for five-year periods unless one of the participants gives cancellation notice at least one year before the end of the then-current term. Due to the current condition of the telecommunications market, this venture is currently inactive and the single vessel used in the venture is being marketed for oilfield and other uses.

We design and operate ROVs that are capable of being worked in water depths to 25,000 feet. Our other specialized equipment includes ROV cable lay and maintenance equipment rated to 10,000 feet and deep-tow, side-scan sonar systems designed for use in depths to 20,000 feet. In 2002, we located and recovered a British Royal Navy helicopter in water depth over 12,000 feet off the U.S. east coast. In 2001, we located and filmed two sunken World War II warships, the British battle cruiser H.M.S. Hood and the German battleship Bismarck, in water depths over 9,000 and 15,000 feet, respectively.

We also design and develop specialized tools and build ROV systems to customer specifications for use in deepwater and hazardous environments. In addition to commercial applications, we also develop systems for the U.S. Navy and the Department of Energy.

We entered the commercial theme park animation market in 1993. We believe we are the industry leader in large animated figures, and we have provided more than 43 large figures for theme parks in the U.S. and overseas.

As part of our Advanced Technologies segment, Oceaneering Space and Thermal Systems directs our efforts towards applying undersea technology and experience in the space industry. We provide products and services to NASA and NASA prime contractors in the engineering, design and fabrication of space flight hardware, including systems engineering and integration. Our product lines include extravehicular activity tools, logistics carriers, space refrigerators, robotic devices, life support systems, habitability hardware and high-temperature thermal protection systems for unmanned launch vehicles. These activities substantially depend on continued government funding for space programs.

        Advanced Technologies revenue:

	Amount	Percent of Total Revenue
Year ended December 31, 2002	$103,348,000	19%
Year ended December 31, 2001	102,879,000	20%
Nine-month period ended December 31, 2000	82,012,000	27%

MARKETING

Offshore Oil and Gas. Oil and gas exploration and development expenditures fluctuate from year to year. In particular, budgetary approval for more expensive drilling and production in deepwater, an area in which we have a high degree of focus, may be postponed or suspended during periods when exploration and production companies reduce their offshore capital spending.

We market our ROVs, Subsea Products and Other Services to domestic, international and foreign national oil and gas companies engaged in offshore exploration, development and production. We also provide services and products as a subcontractor to other oilfield service companies operating as prime contractors. Customers for these services typically award contracts on a competitive bid basis. These contracts are typically less than one year in duration, although we enter into multi-year contracts from time to time.

We market our Mobile Offshore Production Systems primarily to international and foreign national oil and gas companies. We offer systems for production and development of fields and prospects in areas lacking pipelines and processing infrastructure. Our systems can also be used for extended well testing and early production of marginal fields. Contracts are typically awarded on a competitive basis, generally for periods of one or more years.

In connection with the services we perform in our Offshore Oil and Gas business, we generally seek contracts that compensate us on a dayrate basis. Under dayrate contracts, the contractor provides the ROV or vessel and the required personnel to operate the unit. Compensation under a dayrate contract is based on a rate per day for each day the unit is used. The typical dayrate depends on market conditions, the nature of the operations to be performed, the duration of the work, the equipment and services to be provided, the geographical areas involved and other variables. Dayrate contracts may also contain an alternate, lower dayrate that applies when a unit is in route to a new site or when operations are interrupted or restricted by equipment breakdowns, adverse weather or water conditions or other conditions beyond the contractor’s control. Some dayrate contracts provide for revision of the specified dayrates in the event of material changes in certain items of cost being incurred by the contractor. Contracts for our products are generally for a fixed price.

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

Major Customers. Our top five customers in the years ended December 31, 2002 and 2001 accounted for 34% and 30%, respectively, of our consolidated revenue. Our top five customers in the nine-month period ended December 31, 2000 accounted for approximately 29% of our consolidated revenue. For the year ended December 31, 2002 and the nine-month period ended December 31, 2000, four of our top five customers were oil and gas exploration and production companies served by our Offshore Oil and Gas business segments. The other top five customer was the U.S. Navy, which was served by our Advanced Technologies segment. In the year ended December 31, 2001, our top five customers were all oil and gas exploration and production companies served by our Offshore Oil and Gas business segments. No single customer accounted for more than 10% of our consolidated revenue in any of those three periods. While we do not depend on any one customer, the loss of one of our significant customers could, at least on a short-term basis, have an adverse effect on our results of operations.

RAW MATERIALS

Most of the raw materials we use in our manufacturing operations, such as steel in various forms, electronic components and plastics, are available from many sources, and we do not depend on any single supplier or source for any of our raw materials. However, some components we use to manufacture subsea umbilicals are available from limited sources. While we have not experienced any difficulties in obtaining those materials in the past and do not anticipate any such difficulties in the foreseeable future, it is possible that a shortage of supply could develop. Any significant, prolonged shortage of these materials could result in increased costs for these materials and delays in our subsea umbilicals manufacturing operations.

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

ROVs. We believe we are the world’s largest owner/operator of work-class ROVs employed in oil and gas related operations. We estimate we have a market share of approximately 30%. At December 31, 2002, we had 125 work-class ROVs in service. We compete with several major companies on a worldwide basis and with numerous others operating locally in various areas. We have fewer competitors in deeper water depths, as more sophisticated equipment and technology is needed in deeper water. We estimate that, during 2002, we provided ROV drilling support on approximately 73% of the wells drilled worldwide in water depths of 1,000 feet or more and approximately 84% of the wells drilled worldwide in water depths of 3,000 feet or more.

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

Subsea Products. Although there are many competitors offering either specialized products or operating in limited geographic areas, we believe we are one of a small number of companies that compete on a worldwide basis for the provision of thermoplastic and steel tube subsea control umbilical cables.

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

Frequently, oil and gas companies use prequalification procedures that reduce the number of prospective bidders for their projects. In some countries, political considerations tend to favor local contractors. While these considerations have not materially impacted this segment’s results in recent periods, our view of the increasing trend to favor local contractors in West Africa was a factor in our decisions to sell our diving operations in West Africa in March 2000 and to exchange our diving-related assets in Asia, Australia and the Middle East for ROVs in September 2000. We no longer provide oilfield diving services outside of the United States.

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

We also use the administrative and operational support structures of our Offshore Oil and Gas business to provide additional local support for services provided to this segment’s customers.

SEASONALITY, BACKLOG AND RESEARCH AND DEVELOPMENT

A material amount of our consolidated revenue is generated from contracts for marine services in the Gulf of Mexico and the North Sea, which are usually more active from April through November compared to the rest of the year. However, our exit from the diving sector in the North Sea in early 1998 and a number of multiyear ROV contracts we entered into since 1997 have reduced the seasonality of our ROV and Other Services operations. Revenues in our Mobile Offshore Production Systems, Subsea Products and Advanced Technologies segments are generally not seasonal.

        The amounts of backlog orders we believe to be firm as of December 31, 2002 and 2001 were as follows:

	As of December 31, 2002		As of December 31, 2001
	(in millions)		(in millions)
	Total	1 + yr*	Total	1 + yr*
Offshore Oil and Gas
ROVs	$149	$ 57	$182	$ 95
Subsea Products	23	—	61	—
Mobile Offshore Production Systems	172	129	166	119
Other Services	63	18	51	9

Total Offshore Oil and Gas	407	204	460	223
Advanced Technologies	95	43	74	30

Total	$502	$247	$534	$253

        * Represents amounts that were not expected to be performed within one year.

No material portion of our business is subject to renegotiation of profits or termination of contracts by the United States government.

Our research and development expenditures were approximately $4 million, $5 million and $5 million during the years ended December 31, 2002 and 2001 and the nine-month period ended December 31, 2000, respectively. These amounts do not include the expenditures by others in connection with joint research activities in which we participated or expenditures we incurred in connection with research conducted during the course of performing our operations.

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

We derive most of our revenue from customers in the offshore oil and gas exploration, development and production industry. The offshore oil and gas industry is a historically cyclical industry characterized by significant changes in the levels of exploration and development activities. Oil and gas prices, and market expectations of potential changes in those prices, significantly affect the levels of those activities. Worldwide political, economic and military events have contributed to oil and gas price volatility and are likely to continue to do so in the future. Any prolonged reduction in the overall level of offshore oil and gas exploration and development activities, whether resulting from changes in oil and gas prices or otherwise, could materially and adversely affect our financial condition and results of operations in our segments within our offshore oil and gas business. Some factors that have affected and are likely to continue affecting oil and gas prices and the level of demand for our services and products include the following:

•	worldwide demand for oil and gas;
•	political instability or armed conflict in oil-producing regions;
•	the ability of the Organization of Petroleum Exporting Countries, or OPEC, to set and maintain production levels and pricing;
•	the level of production by non-OPEC countries;
•	the cost of exploring for, producing and delivering oil and gas;
•	domestic and foreign tax policy;
•	laws and governmental regulations that restrict exploration and development of oil and gas in various offshore jurisdictions;
•	advances in exploration and development technology;
•	the price and availability of alternative fuels; and
•	overall economic conditions.

War, other armed conflicts or terrorist attacks could have a material adverse effect on our business.

Events leading to the war in Iraq, increasing military tension involving North Korea, as well as the terrorist attacks of September 11, 2001 and subsequent terrorist attacks and unrest, have caused instability in the world’s financial and commercial markets, have significantly increased political and economic instability in some of the geographic areas in which we operate and have contributed to high levels of volatility in prices for oil and gas in recent months. Recent acts of terrorism and threats of armed conflicts in or around various areas in which we operate, such as the Middle East and Indonesia, could limit or disrupt our markets and operations, including disruptions resulting from the evacuation of personnel, cancellation of contracts or the loss of personnel or assets.

The recently commenced war in Iraq, as well as threats of war or other armed conflict elsewhere, may cause further disruption to financial and commercial markets generally, may generate greater political and economic instability in some of the geographic areas in which we operate and may contribute to even higher levels of volatility in prices for oil and gas than those experienced in recent months. In addition, any possible reprisals as a consequence of the war with Iraq, such as acts of terrorism in the United States or elsewhere, may materially adversely affect us in ways we cannot predict at this time.

Our international operations involve additional risks not associated with domestic operations.

A significant portion of our revenue is attributable to operations in foreign countries. These activities accounted for approximately 47% of our consolidated revenue in the year ended December 31, 2002. Risks associated with our operations in foreign areas include risks of:

•	war and civil disturbances or other risks that may limit or disrupt markets;
•	expropriation, confiscation or nationalization of assets;
•	renegotiation or nullification of existing contracts;
•	foreign exchange restrictions;
•	foreign currency fluctuations;
•	foreign taxation;
•	the inability to repatriate earnings or capital;
•	changing political conditions;
•	changing foreign and domestic monetary policies; and
•	regional economic downturns.

Additionally, in some jurisdictions we are subject to foreign governmental regulations favoring or requiring the awarding of contracts to local contractors or requiring foreign contractors to employ citizens of, or purchase supplies from, a particular jurisdiction. These regulations may adversely affect our ability to compete.

Our exposure to the risks we described above varies from country to country. In recent periods, political instability and civil unrest in Indonesia and West Africa and general economic downturns in Asia and Brazil have been our greatest concerns. There is a risk that a continuation or worsening of these conditions could materially and adversely impact our future business, operations, financial condition and results of operations. Of our total consolidated revenue for the year ended December 31, 2002, we generated approximately 2% from our operations in Indonesia, 13% from our operations in West Africa, 3% from our operations in Asia, excluding Indonesia, and 6% from our operations in Brazil.

Our offshore oilfield operations involve a variety of operating hazards and risks that could cause losses.

Our operations are subject to the hazards inherent in the offshore oilfield business. These include blowouts, explosions, fires, collisions, capsizings and severe weather conditions. These hazards could result in personal injury and loss of life, severe damage to or destruction of property and equipment, pollution or environmental damage and suspension of operations. We may incur substantial liabilities or losses as a result of these hazards. While we maintain insurance protection against some of these risks, and seek to obtain indemnity agreements from our customers requiring the customers to hold us harmless from some of these risks, our insurance and contractual indemnity protection may not be sufficient or effective to protect us under all circumstances or against all risks. Some of the risks inherent in our operations are either not insurable or insurance is available only at rates that we consider uneconomical, particularly after the impact on the insurance markets of the September 11, 2001 terrorists’ attacks in the United States. The occurrence of a significant event not fully insured or indemnified against or the failure of a customer to meet its indemnification obligations to us could materially and adversely affect our results of operations and financial condition.

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

EMPLOYEES

As of December 31, 2002, we had approximately 3,400 employees. Our workforce varies seasonally and peaks during the summer months. Approximately 9% of our employees are represented by unions. We consider our relations with our employees to be satisfactory.

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

For financial information about our geographic areas of operation, please see the table in Note 6 of the Notes to Consolidated Financial Statements in this report, which presents revenue and long-lived assets attributable to each of our geographic areas for the years ended December 31, 2002 and 2001 and the nine-month period ended December 31, 2000.

AVAILABLE INFORMATION

Our website address is www.oceaneering.com. We make available through this website under “Shareholder Information—SEC Financial Reports,” free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonable practicable after we electronically file those materials with, or furnish those materials to, the SEC.

ITEM 2. PROPERTIES.

See Item 1 – “Business – Description of Business – Offshore Oil and Gas” and “Business – Description of Business – Advanced Technologies” for a description of equipment and manufacturing facilities used in providing our services and products.

We maintain office, shop and yard facilities in various parts of the world to support our operations. We consider these facilities, which we describe below, to be suitable for their intended use. In these locations, we typically lease or own office facilities for our administrative and engineering staff, shops equipped for fabrication, testing, repair and maintenance activities and warehouses and yard areas for storage and mobilization of equipment to work sites. All sites are available to support any of our business segments as the need arises. The groupings that follow associate our significant offices with the primary business segment they serve.

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

We use workshop and office space in Houston, Texas in both our Mobile Offshore Production Systems and Subsea Products business segments. Our manufacturing facilities for our Subsea Products segment are located in or near Houston, Texas, Edinburgh, Scotland and Rio de Janeiro, Brazil. Each of these manufacturing facilities is suitable for its intended purpose and has sufficient excess capacity to respond to increases in demand for our subsea products that may be reasonably anticipated in the foreseeable future. We would require a new facility to begin producing steel tube umbilicals in the United States. Operations of the mobile offshore production unit Ocean Producer are supported through our regional office in Aberdeen. Operations of the San Jacinto and the Ocean Legend are supported from our office in Perth, Australia.

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

ITEM 3. LEGAL PROCEEDINGS.

In the ordinary course of business, we are subject to actions for damages alleging personal injury under the general maritime laws of the United States, including the Jones Act, for alleged negligence. We report actions for personal injury to our insurance carriers and believe that the settlement or disposition of those suits will not have a material effect on our financial position or results of operations. For additional information, see “Commitments and Contingencies – Litigation” in Note 5 of the Notes to Consolidated Financial Statements included in this report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to a vote of our security holders, through the solicitation of proxies or otherwise, during the last three months of the year ended December 31, 2002.

EXECUTIVE OFFICERS OF THE REGISTRANT.

Executive Officers. The following information relates to our executive officers as of March 15, 2003:

NAME	AGE	POSITION	OFFICER SINCE	EMPLOYEE SINCE

John R. Huff	57	Chairman of the Board and	1986	1986
		Chief Executive Officer

T. Jay Collins	56	President and Chief Operating	1993	1993
		Officer and Director

Marvin J. Migura	52	Senior Vice President and	1995	1995
		Chief Financial Officer

M. Kevin McEvoy	52	Senior Vice President	1990	1979

George R. Haubenreich, Jr.	55	Senior Vice President, General	1988	1988
		Counsel and Secretary

John L. Zachary	49	Controller and Chief	1998	1988
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

T. Jay Collins, President and Chief Operating Officer, joined Oceaneering in October 1993 as Senior Vice President and Chief Financial Officer. In May 1995, he was appointed Executive Vice President – Oilfield Marine Services and held that position until becoming President and Chief Operating Officer in November 1998. He was elected a director of Oceaneering in March 2002. He is a director of Friede Goldman Halter, Inc.

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

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS.

We are including the following discussion to inform our existing and potential security holders generally of some of the risks and uncertainties that can affect our company and to take advantage of the “safe harbor” protection for forward-looking statements that applicable federal securities law affords.

From time to time, our management or persons acting on our behalf make forward-looking statements to inform existing and potential security holders about our company. These statements may include projections and estimates concerning the timing and success of specific projects and our future backlog, revenue, income and capital spending. Forward-looking statements are generally accompanied by words such as “estimate,” “project,” “predict,” “believe,” “expect,” “anticipate,” “plan,” “forecast,” “budget,” “goal” or other words that convey the uncertainty of future events or outcomes. In addition, sometimes we will specifically describe a statement as being a forward-looking statement and refer to this cautionary statement.

In addition, various statements this report contains, including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, are forward-looking statements. Those forward-looking statements appear in Item 1 – “Business,” Item 2 – “Properties” and Item 3 – “Legal Proceedings” in Part I of this report and in Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Item 7A – “Quantitative and Qualitative Disclosures About Market Risk” and in the Notes to Consolidated Financial Statements incorporated into Item 8 of Part II of this report and elsewhere in this report. These forward-looking statements speak only as of the date of this report, we disclaim any obligation to update these statements, and we caution you not to rely unduly on them. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks, contingencies and uncertainties relate to, among other matters, the following:

•	worldwide demand for oil and gas;
•	general economic and business conditions and industry trends;
•	the continued strength of the industry segments in which we are involved;
•	decisions about offshore developments to be made by oil and gas companies;
•	the highly competitive nature of our businesses;
•	our future financial performance, including availability, terms and deployment of capital;
•	the continued availability of qualified personnel;
•	operating risks normally incident to offshore exploration, development and production operations;
•	changes in, or our ability to comply with, government regulations, including those relating to the environment;
•	rapid technological changes; and
•	social, political, military and economic situations in foreign countries where we do business and the possibilities of war, other armed conflicts or terrorist attacks.

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

Part II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Oceaneering’s common stock is listed on the New York Stock Exchange under the symbol OII. The following table sets out, for the periods indicated, the high and low sales prices for our common stock as reported on the New York Stock Exchange (consolidated transaction reporting system):

	Year Ended December 31, 2002		Year Ended December 31, 2001
For the quarter ended:	High	Low	High	Low
March 31	$29.75	$19.67	$23.75	$16.81
June 30	32.17	25.60	27.20	18.64
September 30	27.31	18.40	22.27	13.96
December 31	29.25	22.86	23.30	14.90

On March 13, 2003, there were 443 holders of record of our common stock. On that date, the closing sales price, as quoted on the New York Stock Exchange, was $21.29. We have not made any common stock dividend payments since 1977, and we currently have no plans to pay cash dividends. Our credit agreements contain restrictions on the payment of dividends. See Note 4 of Notes to Consolidated Financial Statements included in this report.

EQUITY COMPENSATION PLAN INFORMATION

The following presents equity compensation plan information as of December 31, 2002:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(c)

Equity compensation plans approved by security holders	812,700	$18.89	837,050
Equity compensation plans not approved by security holders	1,165,275	$22.86	1,649,440

Total	1,977,975	$21.23	2,486,490

At December 31, 2002, there were: (1) 1,649,440 shares of Oceaneering common stock under equity compensation plans not approved by security holders available for grant, in the form of stock options, stock appreciation rights or stock awards; and (2) 837,050 shares of Oceaneering common stock under equity compensation plans approved by security holders available for grant, in the form of stock options, stock appreciation rights or stock awards, subject to no more than a remaining 2,000 shares being used for awards other than stock options or stock appreciation rights to employees. For a description of the material features of each of these plans, see Note 8 of Notes to Consolidated Financial Statements.

ITEM 6. SELECTED FINANCIAL DATA.

The following table sets forth certain selected historical consolidated financial data and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our Consolidated Financial Statements and Notes included in this report. The following information may not be indicative of our future operating results. Additionally, the information related to periods before 2002 has been restated to correct errors related to, among other things, our accounting for restricted stock expense, Brazilian currency translation and the timing of certain employee benefit accruals. See Note 2 of Notes to Consolidated Financial Statements included in this report.

Results of Operations:

	Year Ended Dec. 31,		Nine-month Period Ended Dec. 31, 2000	Fiscal Year Ended March 31,
(in thousands, except per share amounts)	2002	2001		2000	1999

		(restated)	(restated)	(restated)	(restated)
Revenue	$547,467	$524,660	$306,890	$416,820	$400,322
Cost of services and products	433,302	424,329	257,280	348,641	313,333

Gross margin	114,165	100,331	49,610	68,179	86,989
Selling, general and administrative expense	46,462	43,733	30,860	39,343	41,328

Income from operations	$67,703	$56,598	$18,750	$28,836	$45,661

Net income	$40,133	$31,322	$9,122	$14,669	$26,165
Diluted earnings per share	1.63	1.33	0.40	0.65	1.15
Depreciation and amortization	52,341	47,906	30,664	33,948	29,961
Capital expenditures	34,552	57,661	101,641	80,758	102,014

Other Financial Data:

	As of December 31,			As of March 31,
(in thousands, except ratios)	2002	2001	2000	2000	1999

		(restated)	(restated)	(restated)	(restated)
Working capital ratio	2.01	1.70	1.52	1.45	1.40
Working capital	$117,039	$84,655	$52,442	$46,250	$36,584
Total assets	590,348	580,331	515,754	453,263	389,989
Long-term debt	117,600	170,000	180,000	128,000	100,312
Shareholders’ equity	313,865	250,216	205,067	194,482	179,010

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

All statements in this Form 10-K, other than statements of historical facts, including, without limitation, statements regarding our business strategy, plans for future operations and industry conditions, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to various risks, uncertainties and assumptions, including those we refer to under the heading “Cautionary Statement Concerning Forward-Looking Statements” in Part I of this report. Although we believe that the expectations reflected in such forward-looking statements are reasonable, because of the inherent limitations in the forecasting process, as well as the relatively volatile nature of the industries in which we operate, we can give no assurance that those expectations will prove to have been correct. Accordingly, evaluation of our future prospects must be made with caution when relying on forward-looking information.

Critical Accounting Policies and Estimates

We have based the following discussion and analysis of our financial condition and results of operation on our consolidated financial statements, which we have prepared in conformity with accounting principles generally accepted in the United States. These principles require us to make various estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods we present. We base our estimates on historical experience, available information and other assumptions we believe to be reasonable under the circumstances. On an on-going basis, we evaluate our estimates; however, our actual results may differ from these estimates under different assumptions or conditions. The following discussion summarizes the accounting policies we believe (1) require our management’s most difficult, subjective or complex judgments and (2) are the most critical to our reporting of results of operations and financial position.

Revenue Recognition. Our revenues are primarily derived from billings under contracts that provide for specific time, material and equipment charges, which we accrue daily and bill periodically, ranging from weekly to monthly. We account for significant lump-sum contracts, which we enter into mainly in our Subsea Products and Advanced Technologies segments, using the percentage-of-completion method. Under this method, we generally recognize estimated contract revenue based on costs incurred to date as a percentage of total estimated costs. Changes in the expected cost of materials and labor, productivity, scheduling and other factors affect the total estimated costs. Additionally, external factors, including weather or other factors outside of our control, may also affect the progress and estimated cost of a project’s completion and, therefore, the timing of income and revenue recognition. We routinely review estimates related to our contracts and reflect revisions to profitability in earnings immediately. If a current estimate of total contract cost indicates an ultimate loss on a contract, we recognize the projected loss in full when we determine it. In prior years, we have recorded adjustments to earnings as a result of revisions to contract estimates. These include a loss on our first steel tube umbilical project in 2001 and losses on fixed-price jobs in India in 2000 for services we no longer provide in foreign markets. Although we are continually striving to improve our ability to estimate our contract costs and profitability, adjustments to overall contract costs may continue to be significant in future periods.

Long-lived Assets. We evaluate our property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be appropriate. We base these evaluations on a comparison of the assets’ fair values, which are generally based on forecasts of cash flows associated with the assets, or fair market value of the assets, to the carrying amounts of the assets. Any impairment is recorded as the amount, if any, by which the carrying amounts exceed the fair values. During the years ended December 31, 2002 and 2001 and the nine-month period ended December 31, 2000, we recorded $0.7 million, $2.1 million and $2.5 million, respectively, in impairment charges related to property and equipment. Our expectations regarding future sales and undiscounted cash flows are highly subjective, cover extended periods of time and depend on a number of factors outside our control, such as changes in general economic conditions, laws and regulations. Accordingly, these expectations could differ significantly from year to year.

We expense the costs of repair and maintenance as we incur them, except for drydocking costs associated with our larger vessels. We estimate and accrue these drydock costs over a period of time in advance of future drydockings. We recognize differences between the estimates and actual costs incurred in the income statement.

Loss Contingencies. We self-insure for workers’ compensation, maritime employer’s liability and comprehensive general liability claims to levels we consider financially prudent and carry insurance for exposures beyond the self-insurance levels, which can be by occurrence or in the aggregate. We determine the level of accruals by reviewing our historical experience and current year claim activity. We do not record accruals on a present-value basis. We review each claim with insurance adjusters and establish specific reserves for known liabilities. We establish an additional reserve for incidents incurred but not reported to us for each year using our estimates and based on prior experience. We believe we have established adequate accruals for uninsured expected liabilities arising from those obligations. However, it is possible that future earnings could be affected by changes in our estimates relating to these matters.

We are involved in various claims and actions against us, most of which are covered by insurance. We believe that our ultimate liability, if any, that may result from these claims and actions will not materially affect our financial position, cash flows or results of operations.

For a summary of our major accounting policies, please read Note 1 to our Consolidated Financial Statements.

Liquidity and Capital Resources

We consider our liquidity and capital resources adequate to support our operations and internally generated growth initiatives. At December 31, 2002, we had working capital of $117 million, including cash of $66 million. Additionally, we had $80 million available under our revolving credit facility, which is scheduled to expire in October 2003.

We expect operating cash flow to meet our ongoing annual cash requirements, including debt service, for the foreseeable future. Net cash provided by operating activities was $123 million and $60 million for the years ended December 31, 2002 and 2001, respectively, and $41 million for the nine-month period ended December 31, 2000.

Our capital expenditures for the years ended December 31, 2002 and 2001 and the nine-month period ended December 31, 2000 were $35 million, $58 million and $102 million, respectively. Capital expenditures during 2002 included ROV additions and replacements, a replacement diving service vessel and additions related to the products and controls division of our Subsea Products segment. Capital expenditures during 2001 included expenditures for additional ROVs, completion of the Ocean Legend and upgrades and life extension of the Ocean Producer necessary for its new seven-year contract, which began in the fourth quarter of 2001. Capital expenditures during the nine-month period ended December 31, 2000 included expenditures for the conversion of a jackup drilling rig to a mobile offshore production unit, the Ocean Legend, for initial use offshore Western Australia, ROV additions and construction costs to complete our second multiservice vessel.

We had no major commitments for capital expenditures at December 31, 2002.

In April 1997, we approved a plan to repurchase up to a maximum of 3 million shares of our common stock, and we completed this plan in 2002, at a total cost of $50 million. We reissued all of these shares through our incentive plans, as restricted stock, contributions to our 401(k) plan or for exercised stock options. For a description of our incentive plans, please read Note 8 to our Consolidated Financial Statements. In September 2002, we approved a plan to repurchase up to 3 million shares, or $75 million, of our common stock. Pursuant to this plan, we repurchased 288,500 shares of common stock during the year ended December 31, 2002, at a total cost of $6.7 million.

At December 31, 2002, we had long-term debt of $118 million and a 27% debt-to-total capitalization ratio. We have $100 million of 6.72% Senior Notes to be repaid from 2006 through 2010. We have an $80 million revolving credit facility, under which we had no outstanding borrowings and $80 million available for future borrowings at December 31, 2002. This facility is scheduled to expire in October 2003. We expect to put a new revolving credit facility in place before the current facility expires. In March 2000, we added a $50 million term-loan facility, which is to be repaid through April 2004.

At December 31, 2002, we had $18 million in outstanding borrowings under the term-loan facility. Both the revolving credit and term-loan facilities have short-term interest rates that float with market rates, plus applicable spreads. We have effectively fixed the interest rate on the term loan at approximately 4% through an interest rate swap. We have no off-balance-sheet debt and have not guaranteed any debt not reflected on our consolidated balance sheet.

Because of our significant foreign operations, we are exposed to currency fluctuations and exchange risks. We generally minimize these risks primarily through matching, to the extent possible, revenues and expenses in the various currencies in which we operate. Cumulative translation adjustments as of December 31, 2002 relate primarily to our permanent investments in and loans to our foreign subsidiaries. Inflation has not had a material effect on us in the past two years and no such effect is expected in the near future.

See Item 1 – “Business – Description of Business – Risks and Insurance.”

Restatement

We have restated our financial statements as of and for the year ended December 31, 2001 and for the nine-month period ended December 31, 2000 to correct errors related to our accounting for, among other things, restricted stock expense, Brazilian currency translation and the timing of certain employee benefit accruals. The following discussion addresses those financial results as restated. See Note 2 to Consolidated Financial Statements for additional details concerning the restatement.

Results of Operations

The table below sets out revenue and profitability for the years ended December 31, 2002 and 2001 and the nine-month period ended December 31, 2000.

	Year Ended December 31,		Nine-Month Period Ended December 31, 2000
(dollars in thousands)	2002	2001

Revenue	$547,467	$524,660	$306,890
Gross Margin	114,165	100,331	49,610
Gross Margin %	21%	19%	16%
Net Income	40,133	31,322	9,122

Information on our business segments is shown in Note 6 of the Notes to Consolidated Financial Statements included in this report.

Offshore Oil and Gas. The table below sets out revenue and profitability for our Offshore Oil and Gas business for the years ended December 31, 2002 and 2001 and the nine-month period ended December 31, 2000.

	Year Ended December 31,		Nine-Month Period Ended December 31, 2000
(dollars in thousands)	2002	2001

Remotely Operated Vehicles
Revenue	$149,619	$153,929	$ 78,953
Gross Margin	39,538	48,253	21,584
Gross Margin %	26%	31%	27%
Operating Income	32,213	40,159	15,702
Operating Income %	22%	26%	20%

Subsea Products
Revenue	123,227	126,448	64,931
Gross Margin	29,420	20,301	8,734
Gross Margin %	24%	16%	13%
Operating Income	19,655	11,509	3,714
Operating Income %	16%	9%	6%

Mobile Offshore Production Systems
Revenue	48,538	39,154	15,788
Gross Margin	21,180	12,518	6,115
Gross Margin %	44%	32%	39%
Operating Income	18,988	10,428	4,948
Operating Income %	39%	27%	31%

Other Services
Revenue	122,735	102,250	65,206
Gross Margin	22,031	15,502	9,140
Gross Margin %	18%	15%	14%
Operating Income	14,518	8,441	2,160
Operating Income %	12%	8%	3%

Total Offshore Oil and Gas
Revenue	$444,119	$421,781	$224,878
Gross Margin	112,169	96,574	45,573
Gross Margin %	25%	23%	20%
Operating Income	85,374	70,537	26,524
Operating Income %	19%	17%	12%

In response to (1) continued increasing demand to support deepwater drilling and (2) identified future construction and production maintenance work, we extended our ROV fleet expansion program in 1997 by announcing plans for additional new ROVs. These new vehicles are designed for use around the world in water depths to 10,000 feet and in severe weather conditions. We have added over 75 ROVs to our fleet during the last several years and we plan to add additional vehicles at a rate dependent on market demand.

In the past few years, we have sold or exchanged our foreign diving-related assets, which were part of our Other Services segment, to concentrate on our other deepwater services and products which have potential for higher margins:

•	In April 1997, we sold our North Sea diving assets, including a diving support vessel;

•	In March 2000, we sold our West Africa diving and related vessel assets; and

•	In September 2000, we exchanged our Asia, Australia and Middle East diving assets, including a diving support vessel, for 11 ROVs.

For the year ended December 31, 2002, ROV revenue was 3% lower than the prior year. Gross margin declined 18% and gross margin percentage declined 5%. These declines resulted from a decrease in fleet utilization of 7%, from 76% to 69%, and an increase in repair and maintenance expenses. In the year ended December 31, 2001, ROV gross margin percentage rose 4% over the nine-month period ended December 31, 2000. The increase was the result of more ROVs available for service and an increase in ROV utilization from 67% to 76%. We anticipate ROV utilization and margins to slightly increase in 2003 due to programs we have put in place to improve our ROV marketing and operations.

Subsea Products revenue in 2002 was 3% lower than in 2001, while gross margin and operating income percentages were up 8% and 7%, respectively. In 2001, we were producing our first large steel tube umbilical order at a loss. When we completed the project in the first half of 2001, the resulting available capacity allowed our U.K. plant to take on profitable work. In 2002, we completed manufacturing an order in excess of $30 million in our Brazilian plant. This was the largest umbilical contract in our company’s history. Both gross margin and operating income percentages for Subsea Products rose 3% in 2001 over the nine-month period ended December 31, 2000 from improved pricing. We anticipate lower results from our Subsea Products segment in 2003, particularly in the first half of the year, as our backlog at December 31, 2002 was lower than it was at December 31, 2001.

Mobile Offshore Production Systems revenue was up 24% for 2002 as compared to 2001, primarily from a full year of service from the Ocean Legend, as compared to eight months in 2001. Gross margin percentage and operating income percentage were both up 12%. In 2002 we received and recognized $1.3 million as revenue relating to a 2001 dispute with our customer. In addition, the Ocean Producer began operation under a new seven-year contract in the fourth quarter of 2001, at higher revenues and margins than its prior contract. Gross margin percentage for Mobile Offshore Production Systems was 7% lower in 2001 than for the nine-month period ended December 31, 2000 primarily because the 2000 period had $4.3 million of gains on the sales of two out-of-service semisubmersible rigs, partially offset by a $2.5 million writedown of a tanker we had been holding for conversion into production service. We anticipate slightly lower results from our Mobile Offshore Production Systems operations in 2003 as a result of a lower dayrate for the Ocean Legend, which took effect when its contract was extended in May 2002. The contract now is scheduled to expire in May 2006.

Other Services revenue increased 20% for 2002 as compared to 2001, while gross margin and operating margin increased 3% and 4%, respectively. A significant improvement in offshore activity in the Gulf of Mexico was the impetus for these improvements. We experienced an increase in utilization and profitability from our two Gulf of Mexico Ocean Intervention multiservice vessels in 2002, along with a contribution from a significant engineering and specialized diving contract. Gross margin and operating income percentages were higher for 2001 as compared to the nine-month period ended December 31, 2000 primarily because the 2000 period included losses from two large fixed-price jobs in India incurred before we sold those operations in September 2000. We anticipate lower results from our Other Services on lower Ocean Intervention vessel utilization and lower contribution from our Gulf of Mexico diving operations. In January 2003, we purchased OIS International Inspection plc for $27 million in cash. OIS is a global provider of non-destructive testing and inspection services, principally to the oil and gas industry. We do not expect the acquisition to materially affect our results in 2003.

Advanced Technologies. The table below sets out revenue and profitability for this segment for the years ended December 31, 2002 and 2001 and the nine-month period ended December 31, 2000.

	Year Ended December 31,		Nine-Month Period Ended December 31, 2000
(dollars in thousands)	2002	2001

Revenue	$103,348	$102,879	$82,012
Gross Margin	20,078	20,342	13,810
Gross Margin %	19%	20%	17%
Operating Income	10,979	12,215	8,553
Operating Income %	11%	12%	10%

Advanced Technologies revenue, gross margin and gross margin percentage for 2002 was about the same as 2001. During 2002 an increase in marine services offset a decline in subsea telecommunication cable ROV services and lower space-related product sales. 2002 operating income declined by $1.2 million, or 10%, due to a $1.4 million charge to selling, general and administrative expenses for a doubtful account receivable related to work performed in prior years for an aerospace industry customer. Our gross margin and operating margin percentages were higher in 2001 over the nine-month period ended December 31, 2000 primarily because the 2000 period included provisions totaling $1.8 million relating to operations of a division we no longer own.

We anticipate 2003 revenues, gross margin and gross margin percentage to be similar to 2002 results. However, we expect our business mix of projects to change—with higher activity related to: vessel maintenance; pier and mooring repairs; submarine services for the U.S. Navy; and design and construction of specialized equipment for theme parks. We expect our operating income to increase in 2003, primarily as a result of the negative impact in 2002 of the charge for the doubtful receivable described above.

Unallocated Expenses. Our unallocated expenses, i.e., those not associated with a specific business segment, within gross margin consist of expenses related to our incentive and deferred compensation plans, including restricted stock and bonuses, as well as other general expenses. Our restricted stock expense varies with the market price of our common stock. Our unallocated expenses within operating income consist of those within gross margin plus general and administrative expenses related to corporate functions. The table below sets out our unallocated expenses for the years ended December 31, 2002 and 2001 and the nine-month period ended December 31, 2000.

	Year Ended December 31,		Nine-Month Period Ended December 31, 2000
(dollars in thousands)	2002	2001

Gross margin expenses	$(18,082)	$(16,585)	$ (9,773)
% of revenue	3%	3%	3%
Operating expenses	(28,650)	(26,154)	(16,327)
% of revenue	5%	5%	5%

Other. General and administrative expenses were at a relatively flat rate over the periods presented, except that 2002 contained a $1.4 million charge for the doubtful account receivable mentioned in the Advanced Technologies segment discussion above. Interest expense increased through 2001 as a result of our increased borrowings to fund capital expenditures and repurchases of common stock. Interest expense declined in 2002, as we generated sufficient cash flow to reduce our debt by $52 million and increase our cash by $56 million. Interest expense is net of capitalized interest of $2.0 million for the year ended December 31, 2001 and $3.0 million for the nine-month period ended December 31, 2000. Equity in earnings of unconsolidated affiliates primarily relates to our 50% share of our commercial cable laying and maintenance venture. Due to the current condition of the telecommunications market, this venture is currently inactive and the single vessel used in the venture is being marketed for oilfield and other uses. Other income (expense), net primarily consists of foreign currency gains and losses.

Our effective tax rate, determined after consideration of valuation allowances and foreign, state and local taxes, was 29%, 35% and 36% for the years ended December 31, 2002 and 2001 and the nine-month period ended December 31, 2000, respectively. We lowered our effective tax rate to 29% in 2002 as we anticipate that we will be able to realize foreign tax credits and we were able to finalize tax positions related to the foreign vessel and diving operations that we sold in 2000. For 2003, we anticipate an effective tax rate of approximately 35%.

New Reporting Requirements

In June 2001, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 143, Accounting For Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. This standard requires entities to record the fair value of a liability for an asset retirement obligation in the period incurred. We do not anticipate the adoption of SFAS No. 143 as of January 1, 2003 will have a material effect on our consolidated financial position or results of operations.

Effective January 1, 2002, we adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which provides updated guidance concerning the recognition and measurement of an impairment loss for certain types of long-lived assets and modifies the accounting and reporting of discontinued operations. The adoption of SFAS No. 144 did not have an impact on our consolidated financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections. SFAS No. 145, which is effective for fiscal years beginning after May 15, 2002, provides guidance for income statement classification of gains and losses on extinguishment of debt and accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. We do not believe the adoption of this statement will have a material impact on our consolidated financial position or results of operations.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires companies to recognize costs associated with restructurings, discontinued operations, plant closings, or other exit or disposal activities when incurred as opposed to when the entity commits to an exit plan. The provisions of this statement are effective for exit or disposal activities initiated after December 31, 2002. We do not believe the adoption of this statement will have a material impact on our consolidated financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock Compensation – Transition and Disclosure. SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS No. 123. SFAS No. 148 is effective for fiscal years ending after December 15, 2002. We continue to use the intrinsic value method of accounting for stock-based compensation. As a result, the adoption of SFAS No. 148 did not have a material effect on our consolidated financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are currently exposed to certain market risks arising from transactions we have entered into in the normal course of business. These risks relate to interest rate changes and fluctuations in foreign exchange rates. We do not believe these risks are material. We have not entered into any market risk sensitive instruments for trading purposes. We manage our exposure to interest rate changes through the use of a combination of fixed and floating rate debt and an interest rate hedge. See Note 4 of Notes to Consolidated Financial Statements included in this report for a description of our long-term debt agreements, interest rates and maturities. We believe that significant interest rate changes will not have a material near-term impact on our future earnings or cash flows. Because we operate in various oil and gas exploration and production regions in the world, we conduct a portion of our business in currencies other than the U.S. dollar. The functional currency for many of our international operations is the applicable local currency. We manage our exposure to changes in foreign exchange rates primarily through arranging compensation in U.S. dollars or freely convertible currency and, to the extent possible, by limiting compensation received in other currencies to amounts necessary to meet obligations denominated in those currencies. We use the exchange rates in effect as of the balance sheet date to translate assets and liabilities as to which the functional currency is the local currency, resulting in translation adjustments that we reflect as accumulated other comprehensive income or loss in the shareholders’ equity section of our Consolidated Balance Sheets. We recorded an $11.8 million adjustment to our equity accounts for the year ended December 31, 2002 to reflect the net impact of the strengthening of various foreign currencies against the U.S. dollar for locations where the functional currency is not the U.S. dollar.

Our Subsea Products business in Brazil conducts much of its operations in U.S. dollars, which is its functional currency. We recorded $1.9 million of foreign currency losses in our statement of operations in 2002 related to our operations in Brazil.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

In this report, our consolidated financial statements and supplementary data appear following the signature page to this report and are hereby incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

As we previously disclosed in our current report on Form 8-K dated June 18, 2002, which we filed with the SEC on June 24, 2002, we dismissed Arthur Andersen LLP as our independent auditors and appointed Ernst & Young LLP to serve as our independent auditors for 2002.

Part III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information with respect to the directors and nominees for election to our Board of Directors is incorporated by reference from the section “Election of Directors” in our definitive proxy statement to be filed on or before April 30, 2003, relating to our 2003 Annual Meeting of Shareholders.

The information with respect to our executive officers is provided under the heading “Executive Officers of the Registrant” following Item 4 of Part I of this report. There are no family relationships between any director or executive officer.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by Item 11 is incorporated by reference from the section “Executive Compensation” in the proxy statement described in Item 10 above.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by Item 12 is incorporated by reference from the section “Election of Directors – Security Ownership of Management and Certain Beneficial Owners” in the proxy statement described in Item 10 above.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by Item 13 is incorporated by reference from the section “Certain Relationships and Related Transactions” in the proxy statement described in Item 10 above.

ITEM 14. CONTROLS AND PROCEDURES.

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

Part IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)     Documents filed as part of this report.

         1.            Financial Statements

                        (i)     Report of Independent Auditors

                        (ii)    Consolidated Balance Sheets

                        (iii)   Consolidated Statements of Income

                        (iv)    Consolidated Statements of Cash Flows

                        (v)     Consolidated Statements of Shareholders’ Equity and Comprehensive Income

                        (vi)    Notes to Consolidated Financial Statements

         2.            Exhibits:

		Registration or File Number	Form or Report	Report Date	Exhibit Number
*3.01	Restated Certificate of Incorporation	1-10945	10-K	Dec. 2000	3.01
3.02	Amended and Restated By-Laws
*4.01	Specimen of Common Stock Certificate	1-10945	10-K	March 1993	4(a)
*4.02	Amended and Restated Shareholder Rights Agreement dated as of November 16, 2001	1-10945	8-K	Nov. 2001	4.1
*4.03	Note Purchase Agreement dated as of September 8, 1998 relating to $100,000,000 6.72% Senior Notes due September 8, 2010	1-10945	10-Q	Sept. 1998	4.01
*4.04	Loan Agreement ($80,000,000 Revolving Credit Facility) dated as of October 23, 1998	1-10945	10-Q	Sept. 1998	4.02
*4.05	Loan Agreement ($50,000,000 Term Loan) dated as of March 30, 2000	1-10945	10-K/A	March 2000	4.05

We and certain of our consolidated subsidiaries are parties to debt instruments under which the total amount of securities authorized does not exceed 10 percent of our total consolidated assets. Pursuant to paragraph 4(ii)(A) of Item 601(b) of Regulation S-K, we agree to furnish a copy of those instruments to the Securities and Exchange Commission on request.

*10.01	Defined Contribution Master Plan and Trust Agreement and Adoption Agreement for the Oceaneering International, Inc. Retirement Investment Plan	1-10945	10-K	Dec. 2001	10.01
*10.02+	Service Agreement dated as of November 16, 2001 between Oceaneering and John R. Huff	1-10945	10-K	Dec. 2001	10.02
*10.03+	2002 Non-Executive Incentive Plan	1-10945	10-Q	Sept. 2002	10.03
*10.04+	Amended and Restated Supplemental Executive Retirement Plan	1-10945	10-Q	Sept. 2002	10.02
*10.05+	1999 Restricted Stock Award Incentive Agreements dated August 19, 1999	1-10945	10-Q	Sept. 1999	10.1
*10.06+	Change of Control Agreements dated as of November 16, 2001 between Oceaneering and John R. Huff, T. Jay Collins, Marvin J. Migura, M. Kevin McEvoy and George R. Haubenreich, Jr., respectively	1-10945	10-K	Dec. 2001	10.06
*10.07+	1999 Bonus Restricted Stock Award Agreements	1-10945	10-K/A	March 2000	10.20
*10.08+	1999 Incentive Plan	1-10945	10-K	March 2000	10.08

10.09+	2002 Bonus Award Plan
*10.10+	1990 Long-Term Incentive Plan	33-36872	S-8	Sept. 1990	4(f)
*10.11+	1990 Nonemployee Directors Stock Option Plan	33-36872	S-8	Sept. 1990	4(g)
*10.12+	Form of Indemnification Agreement dated November 16, 2001 between Oceaneering and each of its Directors, T. Jay Collins, Marvin J. Migura, M. Kevin McEvoy and George R. Haubenreich, Jr.	1-10945	10-K	Dec. 2001	10.12
*10.14+	1996 Incentive Plan of Oceaneering International, Inc.	1-10945	10-Q	Sept. 1996	10.02
*10.15+	1996 Restricted Stock Award Incentive Agreements dated August 23, 1996	1-10945	10-Q	Sept. 1996	10.03
*10.16+	1997 Bonus Restricted Stock Award Agreements dated April 22, 1997	1-10945	10-K	March 1997	10.20
*10.17+	Amendment No. 1 to 1990 Nonemployee Director Stock Option Plan	1-10945	10-K	March 1999	10.19
*10.18+	1998 Bonus Restricted Stock Award Agreements	1-10945	10-K	March 1999	10.20
*10.19+	2002 Incentive Plan	1-10945	10-Q	June 2002	10.01
*10.20+	Amended and Restated 2002 Restricted Stock Unit Award Agreements with John R. Huff, T. Jay Collins, M. Kevin McEvoy, George R. Haubenreich, Jr. and John L. Zachary	1-10945	10-Q	Sept. 2002	10.04
*10.21+	Non-qualified Stock Option Award Agreements under the 2002 Incentive Plan with John R. Huff, T. Jay Collins, M. Kevin McEvoy, George R. Haubenreich, Jr. and John L. Zachary	1-10945	10-Q	Sept. 2002	10.05
12.01	Statement showing Computation of Ratio of Earnings to Fixed Charges
21.01	Subsidiaries of Oceaneering
23.01	Consent of Independent Auditors

*    Indicates exhibit previously filed with the Securities and Exchange Commission as indicated and incorporated herein by reference.

+    Indicates management contract or compensatory plan or arrangement.

(b)    Reports on Form 8-K.

We filed the following report on Form 8-K during the last quarter of the period covered by this report:

Date	Description
November 14, 2002	Information furnished under Item 9, Regulation FD Disclosure, regarding the posting of a presentation on our Web site.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OCEANEERING INTERNATIONAL, INC.

Date: March 21, 2003	By:	/s/ JOHN R. HUFF
John R. Huff Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN R. HUFF John R. Huff	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 21, 2003

/s/ MARVIN J. MIGURA Marvin J. Migura	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 21, 2003

/s/ JOHN L. ZACHARY John L. Zachary	Controller (Principal Accounting Officer)	March 21, 2003

/s/ T. JAY COLLINS T. Jay Collins	President, Chief Operating Officer and Director	March 21, 2003

/s/ CHARLES B. EVANS Charles B. Evans	Director	March 21, 2003

/s/ DAVID S. HOOKER David S. Hooker	Director	March 21, 2003

/s/ D. MICHAEL HUGHES D. Michael Hughes	Director	March 21, 2003

/s/ HARRIS J. PAPPAS Harris J. Pappas	Director	March 21, 2003

CERTIFICATIONS

I, John R. Huff, Chief Executive Officer of Oceaneering International, Inc., certify that:

1.	I have reviewed this annual report on Form 10-K of Oceaneering International, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 21, 2003

/s/ JOHN R. HUFF
John R. Huff Chief Executive Officer

I, Marvin J. Migura, Chief Financial Officer of Oceaneering International, Inc., certify that:

1.	I have reviewed this annual report on Form 10-K of Oceaneering International, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 21, 2003

/s/ MARVIN J. MIGURA
Marvin J. Migura Chief Financial Officer

OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

Index to Financial Statements

Report of Independent Auditors

Consolidated Balance Sheets

Consolidated Statements of Income

Consolidated Statements of Cash Flows

Consolidated Statements of Shareholders’ Equity and Comprehensive Income

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

REPORT OF INDEPENDENT AUDITORS

To the Shareholders and Board of Directors of Oceaneering International, Inc.:

We have audited the accompanying consolidated balance sheets of Oceaneering International, Inc. and subsidiaries as of December 31, 2002 and 2001 and the related consolidated statements of income, cash flows and shareholders’ equity and comprehensive income for each of the two years in the period ended December 31, 2002 and for the nine-month period ended December 31, 2000. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Oceaneering International, Inc. and subsidiaries as of December 31, 2002 and 2001 and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2002 and for the nine-month period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 2 to the consolidated financial statements, the Company has restated its financial statements for the year ended December 31, 2001 and for the nine-month period ended December 31, 2000. Also, as discussed in Note 1 to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill and other intangible assets.

/s/ ERNST & YOUNG LLP

Houston, Texas

February 19, 2003

OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except share data)	2002	2001

		(restated)
ASSETS
Current Assets:
Cash and cash equivalents	$66,201	$10,474
Accounts receivable, net of allowances for doubtful accounts of $2,763 and $1,349	119,393	128,909
Revenue in excess of amounts billed	4,719	25,805
Prepaid expenses and other	42,757	40,465

Total current assets	233,070	205,653

Property and Equipment, at cost:
Marine services equipment	355,523	340,114
Mobile offshore production equipment	138,356	142,186
Manufacturing facilities	49,173	45,335
Other	45,468	46,103

	588,520	573,738
Less accumulated depreciation	266,130	231,402

Net property and equipment	322,390	342,336

Other Assets:
Goodwill	14,658	13,884
Other	20,230	18,458

Total Assets	$590,348	$580,331

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$21,918	$28,902
Accrued liabilities	74,105	81,839
Income taxes payable	15,208	10,257
Current portion of long-term debt	4,800	—

Total current liabilities	116,031	120,998

Long-term Debt, net of current portion	112,800	170,000

Other Long-term Liabilities	47,652	39,117

Commitments and Contingencies

Shareholders’ Equity:
Common Stock, par value $0.25 per share; 90,000,000 shares authorized; 24,813,289 and 24,017,046 shares issued	6,203	6,004
Additional paid-in capital	108,826	89,221
Treasury stock; 316,351 and 249,872 shares at cost	(7,309)	(3,353)
Retained earnings	215,750	175,617
Accumulated other comprehensive income (loss)	(9,605)	(17,273)

Total shareholders’ equity	313,865	250,216

Total Liabilities and Shareholders’ Equity	$590,348	$580,331

The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,		Nine-Month Period Ended December 31, 2000
(in thousands, except per share data)	2002	2001

		(restated)	(restated)
Revenue	$547,467	$524,660	$306,890

Cost of Services and Products	433,302	424,329	257,280

Gross margin	114,165	100,331	49,610

Selling, General and Administrative Expense	46,462	43,733	30,860

Income from operations	67,703	56,598	18,750

Interest Income	668	491	386

Interest Expense, net of amounts capitalized	(8,610)	(9,928)	(5,629)

Equity earnings (losses) of unconsolidated affiliates	(906)	1,626	(139)

Other Income (Expense), Net	(2,287)	(974)	299

Minority Interests	(43)	352	586

Income before income taxes	56,525	48,165	14,253

Provision for Income Taxes	(16,392)	(16,843)	(5,131)

Net Income	$40,133	$31,322	$9,122

Basic Earnings per Share	$1.67	$1.37	$0.41
Diluted Earnings per Share	$1.63	$1.33	$0.40

Weighted average number of common shares	24,047	22,870	22,231
Incremental shares from stock options	636	760	544
Weighted average number of common shares and equivalents	24,683	23,630	22,775

The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,		Nine-Month Period Ended December 31, 2000
(in thousands)	2002	2001

		(restated)	(restated)
Cash Flows from Operating Activities:

Net income	$40,133	$31,322	$ 9,122

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	52,341	47,906	30,664
Non-cash compensation and other	1,786	4,052	1,056
Increase (decrease) in cash from:
Accounts receivable and revenue in excess of amounts billed, net	30,602	(47,297)	11,155
Prepaid expenses and other current assets	(2,294)	(1,556)	(16,516)
Other assets	(2,318)	(514)	4,387
Accounts payable	(6,984)	3,814	(9,518)
Accrued liabilities	(8,177)	14,721	6,053
Income taxes payable	8,664	7,526	1,607
Other long-term liabilities	9,468	138	2,578

Total adjustments to net income	83,088	28,790	31,466

Net Cash Provided by Operating Activities	123,221	60,112	40,588

Cash Flows from Investing Activities:
Purchases of property and equipment and other	(34,552)	(57,661)	(101,641)
Dispositions of property and equipment	7,365	115	8,122
Decrease (increase) in other assets	2,470	(2,698)	(2,601)

Net Cash Used in Investing Activities	(24,717)	(60,244)	(96,120)

Cash Flows from Financing Activities:
Net proceeds (payments) on revolving credit and other long-term debt	(23,000)	(42,060)	36,748
Proceeds from term loan	—	35,000	15,000
Payments of term loan	(29,400)	(3,000)	—
Proceeds from issuance of common stock	19,147	10,896	2,694
Purchases of treasury stock	(9,524)	(141)	—

Net Cash Provided by Financing Activities	(42,777)	695	54,442

Net Increase (Decrease) in Cash and Cash Equivalents	55,727	563	(1,090)

Cash and Cash Equivalents – Beginning of Period	10,474	9,911	11,001

Cash and Cash Equivalents – End of Period	$66,201	$10,474	$ 9,911

The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(in thousands, as restated)	Common Stock Issued		Additional Paid-in Capital	Unearned Compensation	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount

Balance, March 31, 2000	24,017	$6,004	$90,210	$(8,593)	$(16,050)	$135,173	$(12,262)	$194,482

Comprehensive Income:
Net Income	—	—	—	—	—	9,122	—	9,122
Translation adjustments	—	—	—	—	—	—	(3,692)	(3,692)

Total Comprehensive Income	—	—	—	—	—	9,122	(3,692)	5,430
Restricted stock issued	—	—	—	(214)	214	—	—	—
Restricted stock expense	—	—	—	2,300	—	—	—	2,300
Restricted stock market adjustments	—	—	165	(165)	—	—	—	—
Restricted stock forfeitures	—	—	—	40	(40)	—	—	—
Stock options exercised	—	—	(57)	—	880	—	—	823
Tax benefits from stock plans	—	—	160	—	—	—	—	160
Treasury stock issued to company benefit plan, at
average cost	—	—	—	—	1,872	—	—	1,872
Stock grants	—	—	(1)	—	1	—	—	—

Balance, December 31, 2000	24,017	6,004	90,477	(6,632)	(13,123)	144,295	(15,954)	205,067
Comprehensive Income:
Net Income	—	—	—	—	—	31,322	—	31,322
Change in fair value of interest rate hedge	—	—	—	—	—	—	64	64
Translation adjustments	—	—	—	—	—	—	(1,383)	(1,383)

Total Comprehensive Income	—	—	—	—	—	31,322	(1,319)	30,003
Restricted stock expense	—	—	—	2,608	—	—	—	2,608
Restricted stock market adjustments	—	—	961	(961)	—	—	—	—
Restricted stock forfeitures	—	—	—	786	(786)	—	—	—
Stock options exercised	—	—	200	—	8,271	—	—	8,471
Tax benefits from stock plans	—	—	1,782	—	—	—	—	1,782
Treasury stock purchases	—	—	—	—	(141)	—	—	(141)
Treasury stock issued to company benefit plan, at
average cost	—	—	—	—	2,426	—	—	2,426

Balance, December 31, 2001	24,017	6,004	93,420	(4,199)	(3,353)	175,617	(17,273)	250,216
Comprehensive Income:
Net Income	—	—	—	—	—	40,133	—	40,133
Change in fair value of interest rate hedge	—	—	—	—	—	—	(372)	(372)
Minimum pension liability adjustment	—	—	—	—	—	—	(3,723)	(3,723)
Translation adjustments	—	—	—	—	—	—	11,763	11,763

Total Comprehensive Income	—	—	—	—	—	40,133	7,668	47,801
Restricted stock expense	—	—	—	3,078	—	—	—	3,078
Restricted stock market adjustments	—	—	1,231	(1,231)	—	—	—	—
Restricted stock forfeitures	—	—	—	28	(138)	—	—	(110)
Stock options exercised	786	196	12,268	—	4,635	—	—	17,099
Tax benefits from stock plans	—	—	3,873	—	—	—	—	3,873
Treasury stock purchases	—	—	—	—	(9,524)	—	—	(9,524)
Treasury stock issued to company benefit plan, at
average cost	10	3	357	—	1,066	—	—	1,426
Stock grants	—	—	1	—	5	—	—	6

Balance, December 31, 2002	24,813	$6,203	$111,150	$(2,324)	$(7,309)	$215,750	$(9,605)	$313,865

The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF MAJOR ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Oceaneering International, Inc. and its 50% or more owned and controlled subsidiaries. Oceaneering accounts for its investments in unconsolidated affiliated companies under the equity method. All significant intercompany accounts and transactions have been eliminated. As used in these notes, references to “Oceaneering” mean Oceaneering International, Inc. and its 50% or more owned and controlled subsidiaries.

Effective November 1, 2000, Oceaneering’s Board of Directors approved the change of its year-end to December 31 from March 31. In connection with the transition, Oceaneering reported on the nine-month period from April 1, 2000 to December 31, 2000.

Restatement

Oceaneering has restated its previously issued financial statements to correct errors related to its accounting for restricted stock expense, Brazilian currency translation and the timing of certain employee benefit accruals, among other things. See Note 2 to Consolidated Financial Statements for additional details concerning the restatement.

Cash and Cash Equivalents

Cash and cash equivalents include demand deposits and highly liquid investments with original maturities of three months or less from the date of the investment.

Accounts Receivable – Allowances for Doubtful Accounts

The following table sets forth the activity of our allowances for doubtful accounts receivable:

		Additions
(in thousands)	Balance at beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at end of Period

For the nine-month period ended December 31, 2000	$ 500	$ 10	$—	$ —	$ 510

For the year ended December 31, 2001	$ 510	$ 799	$40	$ —	$1,349

For the year ended December 31, 2002	$1,349	$1,463	$64	$113	$2,763

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	December 31,
(in thousands)	2002	2001

		(restated)
Spare parts for remotely operated vehicles	$11,577	$14,316
Inventories, primarily raw materials	9,303	9,209
Deferred taxes	16,634	10,359
Other	5,243	6,581

Total	$42,757	$40,465

OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES

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

The costs of repair and maintenance of property and equipment are charged to operations as incurred, while the costs of improvements are capitalized. Oceaneering estimates and accrues in advance for anticipated drydocking expenses of its larger vessels. Oceaneering recognizes differences between the estimates and the actual costs in the income statement.

The following table sets forth the activity of our accruals for drydocking for the periods presented:

		Additions
(in thousands)	Balance at beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at end of Period

For the nine-month period ended December 31, 2000	$2,427	$1,371	$(60)	$ 578	$3,160

For the year ended December 31, 2001	$3,160	$1,293	$(29)	$ 810	$3,614

For the year ended December 31, 2002	$3,614	$ (89)	$ 63	$1,493	$2,095

Oceaneering capitalizes interest on assets where the construction period is anticipated to be more than three months. Oceaneering does not allocate general administrative costs to capital projects. Upon the disposition of property and equipment, the related cost and accumulated depreciation accounts are relieved and any resulting gain or loss is included as an adjustment to cost of services and products.

During the nine-month period ended December 31, 2000, Oceaneering exchanged its diving-related assets, including a vessel, in Asia, Australia and the Middle East for 11 remotely operated vehicles. The assets acquired were recorded at their fair market values and the transaction did not result in a material gain or loss to Oceaneering.

Management periodically, and upon the occurrence of a triggering event, reviews the realizability of long-lived assets, excluding goodwill and indefinite-lived intangibles, to be held and used by Oceaneering to determine whether any events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. For long-lived assets to be held and used, Oceaneering bases its evaluation on impairment indicators such as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements and other external market conditions or factors that may be present. If such impairment indicators are present or other factors exist that indicate that the carrying amount of the asset may not recoverable, Oceaneering determines whether an impairment has occurred through the use of an undiscounted cash flows analysis of the asset at the lowest level for which identifiable cash flows exist, or quoted market prices. If an impairment has occurred, Oceaneering recognizes a loss for the difference between the carrying amount and the fair value of the asset. For assets held for sale or disposal, the fair value of the asset is measured using quoted market prices. Assets are classified as held for sale when Oceaneering has a plan for disposal of certain assets and those assets meet the held for sale criteria of SFAS No. 144. During the year ended December 31, 2002, Oceaneering recorded an impairment adjustment of $700,000 in the form of additional depreciation of surplus ROV equipment. During the year ended December 31, 2001 and the nine-month period ended December 31, 2000, Oceaneering recorded impairment adjustments of $1.5 million and $2.5 million, respectively, in the form of additional depreciation included in Cost of Services and Products within the Mobile Offshore Production Systems business segment. These adjustments decreased the carrying value of an out-of-service tanker to its estimated scrap value. During the year ended December 31, 2001, Oceaneering also recorded an impairment adjustment of $600,000 in the form of additional depreciation included in the Cost of Services and Products within the Other Services business segment. This adjustment decreased the carrying value of

OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES

a crane barge held for sale to its estimated market value. No other impairment adjustments were made during the periods presented.

Goodwill

Effective January 1, 2002, Oceaneering adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. This standard changed the accounting for goodwill and certain other intangible assets from an amortization method to an impairment-only approach. The standard also requires a reassessment of the useful lives of identifiable intangible assets other than goodwill and at least an annual test for impairment of goodwill and intangibles with indefinite lives.

In accordance with the requirements of SFAS No. 142, Oceaneering tested the goodwill attributable to each of its reporting units for impairment as of January 1, 2002 and December 31, 2002 and concluded that none of its goodwill was impaired. Oceaneering’s reporting units are its product and service lines one level below its reportable business segments. Oceaneering estimated fair value using discounted cash flow methodologies and market comparable information.

Had Oceaneering accounted for its goodwill and certain other intangible assets under SFAS No. 142 for all prior periods presented, Oceaneering’s net income and earnings per common share would have been as follows:

(in thousands, except per share amounts)	Year Ended December 31, 2001	Nine-Month Period Ended December 31, 2001

	(restated)	(restated)
Reported net income	$31,322	$9,122
Amortization expense, net of tax	1,102	586

Net income, as adjusted	$32,424	$9,708

Earnings per common share, as adjusted:
Basic	$1.42	$0.44

Diluted	$1.37	$0.43

Revenue Recognition

Oceaneering’s revenue is primarily derived from billings under contracts that provide for specific time, material and equipment charges, which are accrued daily and billed periodically, ranging from weekly to monthly. Significant lump-sum contracts, which occur particularly in the Subsea Products and Advanced Technologies segments, are accounted for using the percentage-of-completion method. Under this method, Oceaneering measures the extent of progress toward completion based on costs incurred to date as a percentage of total estimated costs. Changes in the expected cost of materials and labor, productivity, scheduling and other factors affect the total estimated costs. Additionally, external factors, including weather or other factors outside of Oceaneering’s control, may also affect the progress and estimated cost of a project’s completion and, therefore, the timing of income and revenue recognition. Oceaneering records anticipated losses on contracts, if any, in the period during which those losses are first determinable.

Revenue in Excess of Amounts Billed relates to recoverable costs and accrued profits on contracts in process. Billings in Excess of Revenue Recognized on uncompleted contracts are classified in accrued liabilities.

Revenue in Excess of Amounts Billed is summarized as follows:

	December 31,
(in thousands)	2002	2001

Revenues recognized on uncompleted contracts	$ 46,363	$ 157,858
Less: Billings of customers	(41,644)	(132,053)

Revenue in excess of amounts billed	$ 4,719	$ 25,805

OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES

Billings in Excess of Revenue Recognized are summarized as follows:

	December 31,
(in thousands)	2002	2001

Amounts billed to customers	$23,155	$26,745
Less: Revenues recognized	(20,073)	(23,752)

Billings in excess of revenue recognized	$3,082	$2,993

Stock Options

In December 2002, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. As permitted under SFAS No. 123, Oceaneering continues to use the intrinsic value method of accounting established by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, to account for its stock-based compensation programs. Accordingly, Oceaneering does not recognize any compensation expense when the exercise price of an employee stock option is equal to the Common Share market price on the grant date. The following illustrates the pro forma effect on net income and earnings per share if Oceaneering had applied the fair value recognition provisions of SFAS No. 123:

	Year Ended December 31,		Nine-Month Period Ended December 31, 2000
(in thousands)	2002	2001

		(restated)	(restated)
Net income:
As reported	$40,133	$31,322	$ 9,122
Pro forma additional compensation expense determined under fair value methods for all awards, net of income tax benefit	(4,998)	(3,807)	(2,176)

Pro forma	$35,135	$27,515	$ 6,946

Pro forma earnings per common share:
Basic	$1.46	$1.20	$0.31

Diluted	$1.42	$1.16	$0.30

For purposes of these pro forma disclosures, the fair value of each option grant is estimated on the date of grant using a Black-Scholes option pricing model. The following assumptions for the years ended December 31, 2002 and 2001 and the nine-month period ended December 31, 2000, respectively, were computed on a weighted average basis: expected volatility of 49.2%, 57.1% and 51.2%; risk-free interest rate of 1.94%, 4.69% and 6.13%; expected life of 3.0, 3.0 and 4.5 years; and no expected dividends. The weighted average fair value of the options granted in the years ended December 2002 and 2001 and the nine-month period ended December 31, 2000 was $8.74, $9.98 and $7.18, respectively. The estimated fair value of the options is amortized to pro forma expense over the options’ expected lives.

Income Taxes

Oceaneering provides income taxes at appropriate tax rates in accordance with its interpretation of the respective tax laws and regulations after review and consultation with its internal tax department, tax advisors and, in some cases, legal counsel in various jurisdictions. Deferred income taxes are provided for temporary differences in the recognition of income and expense for financial and tax reporting purposes. Oceaneering’s policy is to provide for deferred U.S. income taxes on repatriated foreign income only to the extent such income is not to be invested indefinitely in the related foreign entity.

OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES

Foreign Currency Translation

The functional currency for several of Oceaneering’s foreign subsidiaries is the applicable local currency. Results of operations for foreign subsidiaries with functional currencies other than the U.S. dollar are translated into U.S. dollars using average exchange rates during the period. Assets and liabilities of these foreign subsidiaries are translated into U.S. dollars using the exchange rates in effect at the balance sheet date, and the resulting translation adjustments are accumulated as a component of shareholders’ equity. All foreign currency transaction gains and losses are recognized currently in the Consolidated Statements of Income.

Oceaneering’s subsidiary in Brazil uses the US dollar as its functional currency. These financial statements are translated as follows: non-monetary assets, share par value and paid-in capital are translated at historical exchange rates; revenue and expenses are translated at the average rates of exchange during the period, except for depreciation and amortization and material transfers from inventory, which are translated at historical exchange rates; and all other financial statement accounts are translated at the rate of exchange at period end. Remeasurement adjustments are credited or charged directly to income.

Earnings Per Share

Basic and diluted earnings per share are computed by dividing net income by the weighted average number of common shares and the weighted average number of common shares plus common share equivalents, respectively. The weighted average number of common shares and equivalents for 2002 and 2001 exclude averages of 1,365,000 and 667,000 stock options, respectively, which were antidilutive.

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

New Reporting Requirements

In June 2001, the FASB issued SFAS No. 143, Accounting For Asset Retirement Obligations, which addresses financial accounting and reporting for obligation associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. This standard requires entities to record the fair value of a liability for an asset retirement obligation in the period incurred. Oceaneering does not anticipate the adoption of SFAS No. 143 as of January 1, 2003, will have a material effect on its consolidated financial position or results of operations.

Effective January 1, 2002, Oceaneering adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which provides updated guidance concerning the recognition and measurement of an impairment loss for certain types of long-lived assets and modifies the accounting and reporting of discontinued operations. The adoption of SFAS No. 144 did not have an impact on the consolidated financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections. SFAS No. 145, which is effective for fiscal years beginning after May 15, 2002,

OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES

provides guidance for income statement classification of gains and losses on extinguishment of debt and accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Oceaneering does not believe the adoption of this statement will have a material impact on its consolidated financial position or results of operations.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires companies to recognize costs associated with restructurings, discontinued operations, plant closings, or other exit or disposal activities, when incurred as opposed to when the entity commits to an exit plan. The provisions of this statement are effective for exit or disposal activities initiated after December 31, 2002. Oceaneering does not believe the adoption of this statement will have a material impact on its consolidated financial position or results of operations.

2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The restatements made to Oceaneering’s financial statements and related disclosures are summarized below.

As part of its long-term incentive compensation plans, Oceaneering uses awards of restricted stock to provide key employees a proprietary interest in the growth and performance of Oceaneering. The shares awarded are subject to forfeiture unless a specified stock price performance of Oceaneering, relative to an index of a peer group of companies, is met. In addition, the shares are subject to vesting over an extended period of continued employment. In accordance with the plans, Oceaneering makes tax-assistance payments to the employees who have been granted shares of restricted stock, upon vesting of the shares, which is when taxes become payable. See Note 8 to Consolidated Financial Statements, “Employee Benefit Plans and Shareholder Rights Plan – Restricted Stock Plan Information” for further details regarding Oceaneering’s restricted stock plans.

Since the initiation of a restricted stock plan in 1993, Oceaneering had expensed the stock compensation in equal increments over a three- or four-year vesting period, as applicable. For plans implemented prior to the 2002 Incentive Plan, the tax-assistance payments are subject to refund if the shares are sold within three years after vesting. Historically, Oceaneering had amortized the tax-assistance payments over the three-year period from the date the shares vested, i.e., the period during which the payments made were subject to refund.

In connection with the implementation of Oceaneering’s 2002 long-term incentive compensation plan, Oceaneering’s management consulted with its new independent auditors concerning the appropriate accounting treatment of awards under the plan. Following these consultations, Oceaneering determined that it had not been accounting for its restricted stock expense and related tax-assistance payments correctly. Oceaneering concluded that (1) it should begin accruing for the restricted stock expense at the date of grant as a variable award, before the performance criteria has been met, not over the vesting period, which begins after the performance criteria has been met, and (2) it should accrue for and expense each tax-assistance payment over the same period as the restricted stock, rather than amortize it over the three-year period during which those payments are subject to refund. The effects of these restatements were: (1) a decrease of $5.9 million to Retained Earnings as of March 31, 2000; (2) a decrease of $1.4 million in Net Income for the nine-month period ended December 31, 2000; and (3) a decrease of $0.8 million in Net Income for the year ended December 31, 2001.

During the restricted stock accounting review, Oceaneering also determined that it had not been properly calculating the number of common shares outstanding for earnings per share purposes. The total number of shares issued under the restricted stock plans was included as basic shares from the date of issue. The issued shares subject to forfeiture are contingent shares and should not have been included before being vested. In addition, for the dilutive calculation, the shares, until vested, should have been calculated using the treasury stock method. Under Oceaneering’s previous method, the number of shares used for the purpose of calculating earnings per share was too high.

After determining the need to restate the results of previously reported periods, Oceaneering requested its new independent auditors to perform an audit of its restated financial results for the nine-month period ended December 31, 2000 and the year ended December 31, 2001. As a result of the audits, Oceaneering made revisions to its results related to, among other things, accounting for Brazilian currency translation and the timing of certain employee benefit accruals. Oceaneering had been treating its Brazilian translation gains and losses as a component of other comprehensive income, when, since its

OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES

Brazilian subsidiary’s functional currency is the U.S. dollar, the translation gains and losses should have been reflected in the income statement. The effects of the restatement related to Brazilian currency translation were: (1) a decrease of $0.4 million to Retained Earnings as of March 31, 2000; and (2) a decrease of $1.3 million in net income for the year ended December 31, 2001. The effects of all items other than the restricted stock and Brazilian currency adjustments, which were primarily the timing of employee benefit accruals, were: (1) an increase of $1.0 million to Retained Earnings as of March 31, 2000; (2) a decrease of $0.8 million in Net Income for the nine-month period ended December 31, 2000; and an increase of $0.3 million in Net Income for the year ended December 31, 2001.

Corrected for the accounting treatments discussed above, Oceaneering’s previously reported financials were impacted as follows:

			% Change	Diluted EPS		% Change
	Reported	Restated		Reported	Restated

	(in thousands)
Retained Earnings,
March 31, 2000	$140,493	$135,173	(3.8)%	N/A	N/A	N/A
Shareholders’ Equity,
March 31, 2000	$195,700	$194,482	(0.6)%	N/A	N/A	N/A
For the nine-months ended December 31, 2000:
Income before income taxes	$17,676	$14,253	(19.4)%	N/A	N/A	N/A
Net Income	$11,313	$9,122	(19.4)%	$0.49	$0.40	(18.4)%

For the Year ended December 31, 2001:
Income before income taxes	$50,937	$48,165	(5.4)%	N/A	N/A	N/A
Net Income	$33,109	$31,322	(5.4)%	$1.38	$1.33	(3.6)%

3. INCOME TAXES

Oceaneering and its domestic subsidiaries, including acquired companies from their respective dates of acquisition, file a consolidated U.S. federal income tax return. Oceaneering conducts its international operations in a number of locations that have varying laws and regulations with regard to income and other taxes, some of which are subject to interpretation. Management believes that adequate provisions have been made for all taxes that will ultimately be payable. On a geographic basis, loss before minority interests and income taxes attributable to the United States was $(1.6) million, $(6.3) million and $(5.1) million for the years ended December 31, 2002 and 2001 and the nine-month period ended December 31, 2000, respectively. The following table sets forth Oceaneering’s provisions for income taxes.

	Year Ended December 31,		Nine-Month Period Ended December 31, 2000
(in thousands)	2002	2001

		(restated)	(restated)
U.S. federal and state	$(1,493)	$ 8,779	$ 439
Foreign	17,885	8,064	4,692

Total provision	$16,392	$16,843	$ 5,131

Current	$20,971	$13,643	$ 6,429
Deferred	(4,579)	3,200	(1,298)

Total provision	$16,392	$16,843	$ 5,131

Cash taxes paid	$12,976	$10,320	$ 4,538

OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES

During the nine-month period ended December 31, 2000, Oceaneering also received a cash tax refund of $4,353,000.

As of December 31, 2002, Oceaneering’s Brazil subsidiary had net operating loss carryforwards (“NOLs”) of approximately $5 million, which are available to reduce future Brazil income taxes that would otherwise be payable.

As of December 31, 2002 and 2001, Oceaneering’s worldwide deferred tax assets and liabilities were as follows:

	December 31,
(in thousands)	2002	2001

		(restated)
Current deferred tax assets	$16,634	$10,359

Gross deferred tax assets – long-term	$ 1,928	$ 3,216
Valuation allowance	(1,864)	(3,150)

Net deferred tax assets – long-term	$ 64	$ 66

Deferred tax liabilities	$24,984	$23,290

Oceaneering’s current deferred tax assets relate to self-insurance reserves, expected tax refunds from amended returns and expected foreign tax credits from amended returns.

Oceaneering’s gross deferred tax assets – long-term consist primarily of NOLs in its Brazilian subsidiary, which have no expiration date, and insurance claim reserves for which a tax deduction has not yet been allowed. Deferred tax liabilities consist primarily of depreciation and amortization book/tax differences and provisions for income of foreign subsidiaries expected to be repatriated, net of restricted stock book/tax differences which will turn around in the same time period.

Oceaneering has established a valuation allowance for deferred tax assets after taking into account factors that are likely to affect Oceaneering’s ability to utilize the tax assets. In particular, Oceaneering conducts its business through several foreign subsidiaries and, although Oceaneering expects its consolidated operations to be profitable, there is no assurance that profits will be earned in entities or jurisdictions that have NOLs available. Changes in the valuation allowance primarily relate to the utilization of foreign NOLs and realization of foreign tax credits. Income taxes, computed by applying the federal statutory income tax rate of 35% to income before income taxes and minority interests, are reconciled to the actual provisions for income taxes as follows:

	Year Ended December 31,		Nine-Month Period Ended December 31,
(in thousands)	2002	2001	2000

		(restated)	(restated)
Computed U.S. statutory expense	$19,799	$16,735	$ 4,784
Change in valuation allowances	(1,286)	(2,450)	1,224
Withholding taxes and foreign earnings taxed at rates different from U.S. statutory rates	(1,687)	3,543	1,202
State and local taxes and other, net	(434)	(985)	(2,079)

Total provision for income taxes	$16,392	$16,843	$ 5,131

OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES

4. DEBT

Long-term Debt consisted of the following:

	December 31,
(in thousands)	2002	2001

6.72% Senior Notes	$100,000	$100,000
Revolving credit facility	—	23,000
Term loan agreement	17,600	47,000

Long-term Debt	117,600	170,000
Less: current portion	(4,800)	—

Long-term Debt, net of current portion	$112,800	$170,000

Oceaneering has $100 million aggregate principal amount of 6.72% Senior Notes outstanding and scheduled to be paid in five equal annual installments beginning September 2006.

Oceaneering has an $80 million revolving credit facility (the “Credit Agreement”). There is a commitment fee ranging from .20% to .25% per annum, depending on Oceaneering’s debt-to-capitalization ratio, on the unused portion of the banks’ commitments. Principal maturity is in October 2003. Under the Credit Agreement, Oceaneering has the option to borrow dollars at the London Interbank Offered Rate (“LIBOR”) plus a margin ranging from .50% to 1.00%, depending on Oceaneering’s debt-to-capitalization ratio, or at the agent bank’s prime rate. There were no borrowings under the Credit Agreement at December 31, 2002.

In March 2000, Oceaneering entered into a four-year, $50 million term loan agreement (the “Term Loan”). Borrowings under the Term Loan were made until March 2001 and principal repayments commenced in October 2001 with final maturity in April 2004. There are no further borrowings available and no commitment fees under the Term Loan. Under the Term Loan, Oceaneering pays interest at LIBOR plus a margin ranging from .75% to 1.25%, depending on Oceaneering’s debt-to-capitalization ratio. The weighted average interest rate for borrowings under the Term Loan was 2.56% at December 31, 2002. At December 31, 2002, Oceaneering had an interest rate hedge in place that effectively fixed LIBOR at 3.24% for the remainder of the Term Loan.

Scheduled maturities of Long-term Debt outstanding as of December 31, 2002 were as follows:

(in thousands)	6.72% Notes	Term Loan	Total

2003	$ —	$ 4,800	$ 4,800
2004	—	12,800	12,800
2005	—	—	—
2006	20,000	—	20,000
2007	20,000	—	20,000
Thereafter	60,000	—	60,000

Total	$100,000	$17,600	$117,600

All these credit arrangements contain similar restrictive covenants as to minimum net worth, debt-to-capitalization ratio, fixed charge coverage, interest coverage and restricted payments. Restricted payments, which include dividends and treasury stock purchases, are limited from April 1, 1998, on a net basis, to the sum of $25 million plus 50% of Oceaneering’s consolidated net income after April 1, 1998, plus cash proceeds from any sales of common stock.

Cash interest payments of $8.7 million, $12.0 million and $6.7 million were made in the years ended December 31, 2002 and 2001 and the nine-month period ended December 31, 2000, respectively. Interest charges of $2.0 million and $3.0 million were capitalized as part of construction-in-progress in the year ended December 31, 2001 and the nine-month period ended December 31, 2000, respectively.

OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES

5. COMMITMENTS AND CONTINGENCIES

Lease Commitments

At December 31, 2002, Oceaneering occupied several facilities under noncancellable operating leases expiring at various dates through 2023. Future minimum rentals under these leases are as follows:

(in thousands)
2003	$ 5,093
2004	4,571
2005	3,651
2006	2,885
2007	2,873
Thereafter	8,227

Total Lease Commitments	$27,300

Rental expense, which includes hire of vessels, specialized equipment and real estate rental, was approximately $14 million, $14 million and $13 million for the years ended December 31, 2002 and 2001 and the nine-month period ended December 31, 2000, respectively.

Insurance

Oceaneering self-insures for workers’ compensation, maritime employer’s liability and comprehensive general liability claims to levels it considers financially prudent and carries insurance for exposures beyond the self-insurance levels, which can be by occurrence or in the aggregate. Oceaneering determines the level of accruals by reviewing its historical experience and current year claim activity. It does not record accruals on a present-value basis. Oceaneering reviews each claim with insurance adjusters and establishes specific reserves for all known liabilities. It establishes an additional reserve for incidents incurred but not reported to Oceaneering for each year using management estimates and based on prior experience. Oceaneering’s management believes Oceaneering has established adequate accruals for uninsured expected liabilities arising from those obligations.

Litigation

Various actions and claims are pending against Oceaneering, most of which are covered by insurance. In the opinion of Oceaneering’s management, the ultimate liability, if any, that may result from these actions and claims will not materially affect Oceaneering’s financial position or results of operations.

Letters of Credit

Oceaneering had $23 million in letters of credit outstanding as of both December 31, 2002 and 2001, as guarantees in force for self-insurance requirements and various performance and bid bonds, which are usually for the duration of the applicable contract.

OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES

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

As of December 31, 2002 and 2001, Oceaneering had an interest rate hedge in place, which fixed three-month LIBOR at 3.24%, effective January 2, 2002. This applies to the scheduled balance of the Term Loan, and the amount is reduced by the scheduled amortization of the Term Loan. When Oceaneering made a $21 million prepayment of principal of the Term Loan in the second quarter of June 2002, the remaining scheduled maturities of the Term Loan changed. Oceaneering revised the hedge to match the rescheduled maturities of the Term Loan. Oceaneering charged $118,000 to interest expense as a result of the change.

Other financial instruments that potentially subject Oceaneering to concentrations of credit risk are primarily cash and cash equivalents and accounts receivable. The carrying values of cash and cash equivalents and bank borrowings approximate their fair values due to the short maturity of those instruments or the short-term duration of the associated interest rate periods. Accounts receivable are generated from a broad and diverse group of customers, primarily from within the energy industry, which is Oceaneering’s major source of revenue. Oceaneering maintains an allowance for doubtful accounts based on expected collectibility.

Oceaneering estimated the fair value of its $100 million of 6.72% Senior Notes to be $107 million as of December 31, 2002. This estimate was arrived at by computing the present value of the future principal and interest payments using a yield-to-maturity interest rate for securities of similar quality and term.

Post-Employment Benefit

In November 2001, Oceaneering entered into an agreement with its Chairman and Chief Executive Officer (the “Chairman”). The agreement provides for a specific employment period with Oceaneering through August 15, 2006, followed by a specific service period ending no later than August 15, 2011, during which the Chairman, acting as an independent contractor, has agreed to serve as non-executive Chairman of the Board of Directors of Oceaneering if requested to serve in that capacity by Oceaneering’s Board of Directors. The agreement provides the Chairman with a post-employment benefit of ten years following his services to Oceaneering. The agreement also provides for medical coverage on an after-tax basis to the Chairman, his spouse and children during his employment with Oceaneering, and, under certain circumstances, thereafter for their lives. Oceaneering is recognizing the net present value of the post-employment benefits over the expected service period. If the service period is reduced or terminated, Oceaneering will recognize the previously unaccrued benefits.

6. OPERATIONS BY BUSINESS SEGMENT AND GEOGRAPHIC AREA

Business Segment Information

Oceaneering supplies a comprehensive range of integrated technical services to a variety of industries and is one of the world’s largest underwater services contractors. Oceaneering’s Offshore Oil and Gas business consists of Remotely Operated Vehicles (“ROVs”), Subsea Products, Mobile Offshore Production Systems and Other Services. Oceaneering’s Subsea Products segment supplies umbilicals, production control equipment, pipeline repair systems and ROV tooling and work packages. Oceaneering’s Other Services segment provides multiservice vessels, oilfield diving, non-destructive inspection and testing and support vessel operations, which are used primarily in inspection, repair and maintenance activities. Oceaneering’s Advanced Technologies business provides project management, engineering services and equipment for applications in non-oilfield markets. Unallocated Expenses are those not associated with a specific business segment. These consist of expenses related to Oceaneering’s incentive and deferred compensation plans, including restricted stock and bonuses, as well as other general expenses, including corporate administrative expenses.

OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES

The following table presents Revenues, Income from Operations and Depreciation and Amortization Expense for the years ended December 31, 2002 and 2001 and the nine-month period ended December 31, 2000 by business segment:

	Year Ended December 31,		Nine-Month Period Ended December 31,
(in thousands)	2002	2001	2000

		(restated)	(restated)
Revenue

Offshore Oil and Gas
Remotely Operated Vehicles	$149,619	$153,929	$ 78,953
Subsea Products	123,227	126,448	64,931
Mobile Offshore Production Systems	48,538	39,154	15,788
Other Services	122,735	102,250	65,206

Total Offshore Oil and Gas	444,119	421,781	224,878
Advanced Technologies	103,348	102,879	82,012

Total	$547,467	$524,660	$306,890

Income from Operations

Offshore Oil and Gas
Remotely Operated Vehicles	$ 32,213	$ 40,159	$ 15,702
Subsea Products	19,655	11,509	3,714
Mobile Offshore Production Systems	18,988	10,428	4,948
Other Services	14,518	8,441	2,160

Total Offshore Oil and Gas	85,374	70,537	26,524
Advanced Technologies	10,979	12,215	8,553
Unallocated Expenses	(28,650)	(26,154)	(16,327)

Total	$ 67,703	$ 56,598	$ 18,750

Depreciation and Amortization Expense

Offshore Oil and Gas
Remotely Operated Vehicles	$ 25,642	$ 22,217	$ 13,462
Subsea Products	5,364	5,128	3,187
Mobile Offshore Production Systems	10,280	8,699	5,445
Other Services	7,219	7,964	5,578

Total Offshore Oil and Gas	48,505	44,008	27,672
Advanced Technologies	2,554	2,557	1,988
Unallocated Expenses	1,282	1,341	1,004

Total	$ 52,341	$ 47,906	$ 30,664

OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES

The following tables present Assets, Goodwill and Capital Expenditures by business segment as of and for the periods indicated:

	As of December 31,
(in thousands)	2002	2001

Assets		(restated)
Offshore Oil and Gas
Remotely Operated Vehicles	$161,657	$169,599
Subsea Products	98,816	109,957
Mobile Offshore Production Systems	98,899	115,186
Other Services	84,959	93,311

Total Offshore Oil and Gas	444,331	488,053
Advanced Technologies	42,716	50,729
Corporate and Other	103,301	41,549

Total	$590,348	$580,331

Goodwill
Offshore Oil and Gas
Remotely Operated Vehicles	$190	$190
Subsea Products	4,449	4,292
Other Services	4,541	4,023

Total Offshore Oil and Gas	9,180	8,505
Advanced Technologies	5,478	5,379

Total	$14,658	$13,884

	Year Ended December 31,			Nine-Month Period Ended December 31,
(in thousands)	2002	2001		2000

Capital Expenditures		(restated	)	(restated	)
Offshore Oil and Gas
Remotely Operated Vehicles	$13,107	$23,242		$ 25,144
Subsea Products	11,067	8,506		6,403
Mobile Offshore Production Systems	1,559	19,225		61,904
Other Services	6,662	5,078		7,338

Total Offshore Oil and Gas	32,395	56,051		100,789
Advanced Technologies	1,499	1,610		571
Corporate and Other	658	—		281

Total	$34,552	$57,661		$101,641

Income from operations for each business segment is determined before interest income or expense, other income (expense), minority interests and provision for income taxes. An allocation of these items is not considered practical. All assets specifically identified with a particular business segment have been segregated. Cash and cash equivalents, certain prepaid expenses and other current assets, certain investments and other assets have not been allocated to particular business segments and are included in Corporate and Other.

No individual customer accounted for more than 10% of Oceaneering’s consolidated revenue in the year ended December 31, 2002 or 2001 or the nine-month period ended December 31, 2000.

OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES

Geographic Operating Areas

The following table summarizes certain financial data by geographic area:

(in thousands)	Year Ended December 31, 2002	Year Ended December 31, 2001	Nine-Month Period Ended December 31, 2000

Revenue		(restated)	(restated)
United States	$292,085	$278,390	$165,018
Africa	69,663	60,200	35,798
United Kingdom	53,811	43,173	20,127
Brazil	32,187	40,349	21,061
Australia	28,737	23,665	2,325
Norway	27,111	27,671	18,484
Indonesia	9,242	8,116	6,389
Other Asia	16,998	23,376	22,585
Other	17,633	19,720	15,103

Total	$547,467	$524,660	$306,890

Long-Lived Assets	December 31, 2002	December 31, 2001	December 31, 2000

		(restated)	(restated)
United States	$172,249	$184,375	$182,597
Africa	18,162	26,012	8,736
Asia	16,024	23,234	18,456
Australia	76,719	86,968	83,321
Brazil	15,317	8,792	14,814
Europe	51,664	40,023	50,787

Total	$350,135	$369,404	$358,711

Revenue is based on location where services are performed and facility location for products.

7.    ACCRUED LIABILITIES AND OTHER LONG-TERM LIABILITIES

Accrued liabilities and other long-term liabilities consisted of the following:

	December 31,
(in thousands)	2002	2001

Accrued Liabilities:		(restated)
Payroll and related costs	$32,186	$32,876
Accrued job costs	17,837	28,172
Self-insurance reserves for claims expected to be paid within one year	7,489	6,323
Billings in excess of revenue recognized	7,529	3,308
Other	9,064	11,160

Total Accrued Liabilities	$74,105	$81,839

Other Long-Term Liabilities:
Deferred income taxes	$24,984	$23,290
Self-insurance reserves not expected to be paid within one year	10,304	10,009
Accrued defined benefit plan obligations	5,576	400
Supplemental Executive Retirement Plan	6,165	4,839
Minority interests	623	579

Total Other Long-Term Liabilities	$47,652	$39,117

OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES

8.     EMPLOYEE BENEFIT PLANS AND SHAREHOLDER RIGHTS PLAN

Retirement Investment Plans

Oceaneering has three separate employee retirement investment plans that, taken together, cover most of its full-time employees. The Oceaneering Retirement Investment Plan is a 401(k) plan in which U.S. employees may participate by deferring a portion of their gross monthly salary and directing Oceaneering to contribute the deferred amount to the plan. Oceaneering matches a portion of the employees’ deferred compensation. Oceaneering’s contributions to the plan were $4,140,000, $3,679,000 and $3,220,000 for the plan years ended December 31, 2002, 2001 and 2000, respectively.

The second plan is the Oceaneering International Services Pension Scheme for employees in the United Kingdom. Under this plan, employees may contribute a portion of their gross monthly salary. Oceaneering also contributes an amount equal to a portion of the participant’s gross monthly salary. Oceaneering’s contributions to this plan for the years ended December 31, 2002 and 2001 and the nine-month period ended December 31, 2000 were $295,000, $207,000 and $41,000, respectively. At December 31, 2001 and 2000, the plan assets exceeded its projected benefit obligations. At December 31, 2002, plan assets were $4.6 million less than the projected benefit obligations. This change was due to the performance of plan investments being less than projected and changes in the U.K. life expectancy tables.

The third plan is the Oceaneering International, Inc. Supplemental Executive Retirement Plan, which covers selected key management employees and executives of Oceaneering, as approved by the Compensation Committee of Oceaneering’s Board of Directors (the “Compensation Committee”). Under this plan, Oceaneering accrues an amount determined as a percentage of the participant’s gross monthly salary and the amounts accrued are treated as if they are invested in one or more investment vehicles pursuant to this plan. Expenses related to this plan during the years ended December 31, 2002 and 2001 and the nine-month period ended December 31, 2000 were $2,017,000, $2,134,000 and $921,000, respectively.

Incentive and Stock Option Plans

Under the 2000 Non-Executive Incentive Plan, the 2002 Incentive Plan and the 2002 Non-Executive Incentive Plan (the “Incentive Plans”), totals of 1,000,000, 1,325,000 and 2,500,000 shares of common stock of Oceaneering, respectively, were made available for awards to employees and other persons (excluding (1) nonemployee directors except with respect to automatic grants as described below, and, (2) executive officers, in the case of the 2000 and 2002 Non-Executive Incentive Plans, which are not shareholder-approved plans, having an important business relationship or affiliation with Oceaneering. Under the shareholder-approved 2002 Incentive Plan, each director of Oceaneering is automatically granted an option to purchase 10,000 shares of common stock of Oceaneering on the date the director becomes a nonemployee director and each year thereafter at an exercise price per share equal to the fair market value of a share of common stock on the date the option was granted. These options granted to nonemployee directors become fully exercisable six months following the date of grant.

The Incentive Plans are administered by the Compensation Committee, which determines the type or types of award(s) to be made to each participant and sets forth in the related award agreement the terms, conditions and limitations applicable to each award. The Compensation Committee may grant stock options, stock appreciation rights and stock and cash awards. Options outstanding under the Incentive Plans and prior plans vest over a three- or four-year period and are exercisable over a period of four, five or ten years after the date of grant or five years after the date of vesting. Under the Incentive Plans, a stock option must have a term not exceeding five years from the date of grant and must have an exercise price of not less than the fair market value of a share of common stock of Oceaneering on the date of grant. The Compensation Committee may not: (1) grant, in exchange for a stock option, a new stock option having a lower exercise price; or (2) reduce the exercise price of a stock option. At December 31, 2002, awards were available for grant under the 2002 Incentive Plan and the 2002 Non-Executive Incentive Plan.

Oceaneering recognizes no compensation cost for stock options it issues unless options are granted at an option price below the fair market value of the stock at the date of the grant. See Note 1 – “Summary of Major Accounting Policies – Stock Options” for fair market values and pro forma financial effects had compensation cost for these stock options been determined based on fair value.

OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES

Information regarding option plans is as follows:

	Shares under Option	Weighted Average Exercise Price
Balance at March 31, 2000	1,704,130	$14.31
Granted	803,800	14.57
Exercised	(66,035)	12.51
Forfeited	(93,620)	15.47

Balance at December 31, 2000	2,348,275	14.40
Granted	748,400	23.57
Exercised	(620,685)	13.74
Forfeited	(141,330)	17.19

Balance at December 31, 2001	2,334,660	17.35
Granted	774,600	24.99
Exercised	(1,088,085)	15.65
Forfeited	(43,200)	19.50

Balance at December 31, 2002	1,977,975	$21.23

The following table provides information about the options outstanding at December 31, 2002.

	Outstanding			Exercisable

Range of Exercise Prices	Number of Shares at December 31, 2002	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Shares at December 31, 2002	Weighted Average Exercise Price

$4.72 – 16.56	573,150	2.09	$13.92	339,350	$13.18
$16.57 – 23.82	661,825	3.36	$23.23	311,975	$22.88
$23.83 – 26.90	743,000	4.69	$25.09	—	—

Restricted Stock Plan Information

During the year ended December 31, 2002 and the nine-month period ended December 31, 2000, the Compensation Committee granted restricted common stock units and restricted common stock, respectively, of Oceaneering to certain of its key executives and employees. No restricted common stock units or restricted common stock of Oceaneering was granted in 2001. These grants are subject to earning requirements on the basis of a percentage change between the price of the common stock of Oceaneering versus the average of the common stock price of a peer group of companies over three- and two-year periods, respectively. Up to one-third of the grants made in the year ended December 31, 2002 and up to one-half of the grants made in the nine-month period ended December 31, 2000 may be earned each year depending on Oceaneering’s cumulative common stock performance, with any amount earned subject to vesting in five equal installments over a five-year period or four equal installments over a four-year period, respectively, conditional upon continued employment. At the time of vesting of a restricted common stock unit, the participant will be issued a share of Oceaneering common stock for each common stock unit vested. At the time of each vesting, a participant receives a tax-assistance payment. With regard to the grants made during the nine-month period ended December 31, 2000, the participant must reimburse Oceaneering for the tax-assistance payment if the vested common stock is sold by the participant within three years after the vesting date. As of December 31, 2002, all of the grants made in the nine-month period ended December 31, 2000 had been earned and none of the grants made in the year ended December 31, 2002 had been earned. As of December 31, 2002, a total of 1,016,250 shares or units of restricted stock was outstanding and unvested under these and former, similar grants, of which 399,750 shares were earned, subject to vesting requirements. The numbers and weighted average grant date fair values of restricted stock units and stock granted were 616,500 and $24.19, respectively, during the year ended December 31, 2002 and 16,000 and $19.87, respectively, during the nine-month period ended December 31, 2000. Compensation expense under the restricted stock plans was $5,972,000, $5,108,000 and $4,160,000 for the years ended December 31, 2002 and 2001 and the nine-month period ended December 31, 2000. Each grantee of shares of restricted common stock mentioned in this paragraph is deemed to be the record owner of those shares during the restriction period,

OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES

with the right to vote and receive any dividends on those shares. The restricted stock units granted in 2002 carry no voting or dividend rights.

Shareholder Rights Plan

Oceaneering has a Shareholder Rights Plan dated as of November 20, 1992, as amended and restated as of November 16, 2001. One preferred share purchase right exists for each outstanding share of Oceaneering’s common stock. The plan will cause substantial dilution to a party that attempts to acquire Oceaneering in a manner or on terms not approved by Oceaneering’s Board of Directors. The rights, which do not have voting rights and are not entitled to dividends until such time as they become exercisable, are scheduled to expire in November 2011.

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

(in thousands, except per share data)

Oceaneering restated its results for periods through September 2002 to correct errors related to its accounting for restricted stock expense, Brazilian currency translation and the timing of employee benefit accruals, among other things. Net income as originally reported was $10,197,000, $10,514,000 and $12,136,000 for the quarters ended March 31, June 30 and September 30, 2002, respectively, and $5,204,000, $7,717,000, $10,342,000 and $9,846,000 for the quarters ended March 31, June 30, September 30 and December 31, 2001, respectively. See Note 2 to Consolidated Financial Statements for additional details concerning the restatement.

	Year Ended December 31, 2002
Quarter Ended	March 31	June 30	Sept. 30	Dec. 31	Total

	(restated)	(restated)	(restated)
Revenue	$138,849	$141,550	$130,607	$136,461	$547,467
Gross profit	26,010	31,587	30,079	26,489	114,165
Income from operations	15,100	20,108	17,494	15,001	67,703
Net income	8,364	10,926	11,909	8,934	40,133
Diluted earnings per share	$ 0.35	$ 0.44	$ 0.48	$ 0.36	$ 1.63
Weighted average number of common shares and equivalents	24,219	24,892	24,802	24,821	24,683

	Year Ended December 31, 2001
Quarter Ended	March 31	June 30	Sept. 30	Dec. 31	Total

	(restated)	(restated)	(restated)	(restated)	(restated)
Revenue	$104,188	$132,205	$142,605	$145,662	$524,660
Gross profit	19,097	24,848	30,060	26,326	100,331
Income from operations	8,580	14,229	19,185	14,604	56,598
Net income	4,374	7,508	11,151	8,289	31,322
Diluted earnings per share	$ 0.19	$ 0.32	$ 0.47	$ 0.35	$ 1.33
Weighted average number of common shares and equivalents	23,299	23,744	23,718	23,758	23,630