Form 10-Q
period 2003-03-31
OCEANEERING INTERNATIONAL INC
filed 2003-05-14
CIK 73756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐

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

(713) 329-4500

(Registrant’s telephone number, including area code)

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 7, 2003
Common Stock, $.25 Par Value	23,978,652 shares

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements.

OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	Mar. 31, 2003		Dec. 31, 2002
ASSETS	(unaudited	)
Current Assets:
Cash and cash equivalents	$39,813		$66,201
Accounts receivable, net of allowance for doubtful accounts of $4,381 and $2,763	150,145		124,112
Prepaid expenses and other	45,714		42,757

Total current assets	235,672		233,070

Property and Equipment, at cost	603,543		588,520
Less: accumulated depreciation	277,780		266,130

Net property and equipment	325,763		322,390

Goodwill	20,780		14,658

Other Assets	19,470		20,230

TOTAL ASSETS	$601,685		$590,348

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$27,740		$21,918
Accrued liabilities	83,877		74,105
Income taxes payable	15,960		15,208
Current portion of long-term debt	4,800		4,800

Total current liabilities	132,377		116,031

Long-term Debt, net of current portion	111,600		112,800

Other Long-term Liabilities	48,777		47,652

Commitments and Contingencies
Shareholders’ Equity	308,931		313,865

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$601,685		$590,348

See Notes to Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(in thousands, except per share amounts)

	For the Three Months Ended March 31,
	2003	2002
Revenue	$140,669	$138,849
Cost of Services and Products	116,506	112,839

Gross margin	24,163	26,010
Selling, General and Administrative Expenses	12,706	10,910

Income from operations	11,457	15,100
Interest Income	164	69
Interest Expense	(1,920)	(2,327)
Equity earnings (losses) of unconsolidated affiliates	(136)	363
Other Income (Expense), Net	(280)	(342)

Income before income taxes	9,285	12,863
Provision for Income Taxes	(3,250)	(4,499)

Net Income	$6,035	$8,364

Basic Earnings per Share	$0.25	$0.36
Diluted Earnings per Share	$0.25	$0.35
Weighted average number of common shares	23,919	23,490
Incremental shares from stock options and restricted stock	581	729
Weighted average number of common shares and equivalents	24,500	24,219

See Notes to Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	For the Three Months Ended March 31,
	2003	2002
Cash Flows from Operating Activities:
Net Income	$6,035	$8,364

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,746	12,371
Non-cash compensation and other	861	1,396
Increase (decrease) in cash from:
Accounts receivable	1,499	11,505
Prepaid expenses and other current assets	868	(2,527)
Other assets	515	(726)
Current liabilities	(2,061)	(4,148)
Other long-term liabilities	511	1,388

Total adjustments to net income	15,939	19,259

Net Cash Provided by Operating Activities	21,974	27,623

Cash Flows from Investing Activities:
Business acquisitions	(28,882)	—
Purchases of property and equipment and other	(8,355)	(7,083)

Net Cash Used in Investing Activities	(37,237)	(7,083)

Cash Flows from Financing Activities:
Payments of revolving credit and other long-term debt	(1,200)	(25,000)
Proceeds from issuance of common stock	1,146	12,271
Purchases of treasury stock	(11,071)	—

Net Cash Used in Financing Activities	(11,125)	(12,729)

Net Increase (Decrease) in Cash and Cash Equivalents	(26,388)	7,811
Cash and Cash Equivalents—Beginning of Period	66,201	10,474

Cash and Cash Equivalents—End of Period	$39,813	$18,285

See Notes to Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      Basis of Presentation and Significant Accounting Policies

We have prepared these unaudited consolidated financial statements pursuant to instructions for the Quarterly Report on Form 10-Q required to be filed with the Securities and Exchange Commission. These financial statements do not include all information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles. These financial statements reflect all adjustments that we believe are necessary to present fairly our financial position at March 31, 2003 and our results of operations and cash flows for the periods presented. All such adjustments are of a normal and recurring nature. The financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2002. The results for interim periods are not necessarily indicative of annual results. Certain amounts from prior years have been reclassified to conform with the current year presentation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates.

New Reporting Requirements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. This standard requires entities to record the fair value of a liability for an asset retirement obligation in the period incurred. Our adoption of SFAS No. 143 as of January 1, 2003 has not had a material effect on our consolidated financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Direct Guarantees of Indebtedness of Others. FIN 45 elaborates on the disclosures to be made by a guarantor in its financial statements and clarifies that a guarantor is required, at the inception of the guarantee, to recognize a liability for the fair value of an obligation undertaken in issuing the guarantee. The recognition and measurement provisions of FIN 45 are effective for guarantees issued or modified after December 31, 2002. We have not had an impact on our consolidated financial position or results of operations from FIN 45.

In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities, which is effective for variable interest entities created after January 31, 2003, and for the first interim period beginning after June 15, 2003. FIN 46 addresses consolidation by business enterprises of variable interest entities where:

•	the entity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support from other parties; or

•	the equity investors lack an essential characteristic of a controlling financial interest.

We have not had a material impact on our consolidated financial position or results of operations from FIN 46.

2.      Prepaid Expenses and Other Current Assets

Our prepaid expenses and other current assets consisted of the following:

	Mar. 31, 2003	Dec. 31, 2002
	(in thousands)
Spare parts for remotely operated vehicles	$11,841	$11,577
Inventories, primarily raw materials	11,324	9,303
Deferred taxes	16,634	16,634
Other	5,915	5,243

Total	$45,714	$42,757

3.      Debt

Our long-term debt consisted of the following:

	Mar. 31, 2003	Dec. 31, 2002
	(in thousands)
6.72% Senior Notes	$100,000	$100,000
Revolving credit facility	—	—
Term Loan	16,400	17,600

Long-term Debt	116,400	117,600
Less: current portion	(4,800)	(4,800)

Long-term Debt, net of current portion	$111,600	$112,800

We have an interest rate hedge in place that effectively fixes the LIBOR component of our interest rate at 3.24% for the Term Loan.

Scheduled maturities of our long-term debt as of March 31, 2003 were as follows:

	6.72% Notes	Term Loan	Total
	(in thousands)
Remainder of 2003	$—	$3,600	$3,600
2004	—	12,800	12,800
2005	—	—	—
2006	20,000	—	20,000
2007	20,000	—	20,000
Thereafter	60,000	—	60,000

Total	$100,000	$16,400	$116,400

4.	Shareholders’ Equity

Our shareholders’ equity consisted of the following:

	Mar. 31, 2003	Dec. 31, 2002
	(in thousands)
Common Stock, par value $0.25; 90,000,000 shares authorized; 24,813,289 shares issued	$6,203	$6,203
Additional paid-in capital	109,910	108,826
Treasury stock; 768,891 and 316,351 shares, at average cost	(17,181)	(7,309)
Retained earnings	221,785	215,750
Other comprehensive income (loss)	(11,786)	(9,605)

Total shareholders’ equity	$308,931	$313,865

5.      Income Taxes

We paid cash taxes of $2.8 million and $1.9 million for the three months ended March 31, 2003 and 2002, respectively.

6.      Business Segment Information

We supply a comprehensive range of technical services and specialty products to customers in a variety of industries. Our Oil and Gas business consists of five business segments: Remotely Operated Vehicles (“ROVs”); Subsea Products; Subsea Projects; Mobile Offshore Production Systems; and Inspection and Non-Destructive Testing (“NDT”.) Our Advanced Technologies business is a separate segment that provides project management, engineering services and equipment for applications outside the oil and gas industry. Unallocated expenses are those not associated with a specific business segment. These consist of expenses related to our incentive and deferred compensation plans, including restricted stock and bonuses, as well as other general expenses.

Before 2003, our Subsea Projects segment, which consists of our subsea installation, maintenance and repair services utilizing our Gulf of Mexico vessels, including our Ocean Intervention class vessels, and our specialized diving group, and our Inspection & NDT segment, which consists of non-destructive testing and inspection services, were reported together as our Other Services segment. In January 2003, we completed the acquisition of OIS International Inspection plc, which approximately tripled the size of our inspection and non-destructive testing operations. As a result, we are now reporting Inspection & NDT as a separate segment. We have reclassified our prior periods to conform with the current classifications.

Other than as we explained above, there are no differences in the basis of segmentation or in the basis of measurement of segment profit or loss from those used in our consolidated financial statements for the year ended December 31, 2002. The following summarizes certain financial data by business segment:

	For the Three Months Ended
	Mar. 31, 2003	Mar. 31, 2002	Dec. 31, 2002
	(in thousands)
Revenue
Oil and Gas
ROVs	$35,064	$36,022	$37,800
Subsea Products	24,041	32,559	30,282
Subsea Projects	12,534	21,967	18,697
Mobile Offshore Production Systems	11,289	12,227	10,810
Inspection & NDT	30,480	9,176	11,844

Total Oil and Gas	113,408	111,951	109,433
Advanced Technologies	27,261	26,898	27,028

Total	$140,669	$138,849	$136,461

Gross Margins
Oil and Gas
ROVs	$8,859	$9,625	$9,019
Subsea Products	3,588	7,000	7,268
Subsea Projects	2,291	4,647	4,710
Mobile Offshore Production Systems	4,601	5,833	4,651
Inspection & NDT	3,150	1,336	1,428

Total Oil and Gas	22,489	28,441	27,076
Advanced Technologies	5,387	4,467	4,940
Unallocated Expenses	(3,713)	(6,898)	(5,527)

Total	$24,163	$26,010	$26,489

7.      Comprehensive Income

Comprehensive income is the total of net income and all nonowner changes in equity. The amounts of comprehensive income for the three-month periods ended March 31, 2003 and 2002 are as follows:

	Three Months Ended March 31,
	2003	2002
	(in thousands)
Net Income per Consolidated Statements of Income	$6,035	$8,364
Foreign Currency Translation Gains (Losses)	(2,304)	(818)
Change in Fair Value of Interest Rate Hedge	54	259
Change in Minimum Pension Liability Adjustment	69	—

Comprehensive Income	$3,854	$7,805

Amounts comprising other elements of comprehensive income in Shareholders’ Equity are as follows:

	Mar. 31, 2003	Dec. 31, 2002
	(in thousands)
Accumulated Net Foreign Currency Translation Adjustments	$(7,878)	$(5,574)
Fair Value of Interest Rate Hedge	(254)	(308)
Minimum Pension Liability Adjustment	(3,654)	(3,723)

	$(11,786)	$(9,605)

8. Business	Acquisition

In January 2003, we purchased 100% of the stock of OIS International Inspection plc, an international provider of inspection and non-destructive testing services, for approximately $29 million. The acquisition was accounted for using the purchase method of accounting, with the purchase price being allocated to the net assets acquired based upon their fair market values at the date of acquisition. We have made the purchase price allocation based on estimates using information currently available to us and the allocations are subject to change when final asset and liability valuations are obtained. The acquisition was not material, therefore we have not included pro forma information. The results of operations of OIS International Inspection plc are included in our consolidated statement of income from the date of the acquisition.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

All statements in this Form 10-Q, other than statements of historical facts, including, without limitation, statements regarding our business strategy, plans for future operations and industry conditions, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to various risks, uncertainties and assumptions, including those we have referred to under the headings “Business— Risks and Insurance” and “Cautionary Statement Concerning Forward-Looking Statements” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2002. Although we believe that the expectations reflected in such forward-looking statements are reasonable, because of the inherent limitations in the forecasting process, as well as the relatively volatile nature of the industries in which we operate, we can give no assurance that those expectations will prove to be correct. Accordingly, evaluation of our future prospects must be made with caution when relying on forward-looking information.

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

Revenue Recognition.    Our revenues are primarily derived from billings under contracts that provide for specific time, material and equipment charges, which we accrue daily and bill periodically, ranging from weekly to monthly. We account for significant lump-sum contracts, which we enter into mainly in our Subsea Products and Advanced Technologies segments, and occasionally in our Subsea Projects segment, using the percentage-of-completion method. Under this method, we generally recognize estimated contract revenue based on costs incurred to date as a percentage of total estimated costs. Changes in the expected cost of materials and labor, productivity, scheduling and other factors affect the total estimated costs. Additionally, external factors, including weather or other factors outside of our control, may also affect the progress and estimated cost of a project’s completion and, therefore, the timing of income and revenue recognition. We routinely review estimates related to our contracts and reflect revisions to profitability in earnings immediately. If a current estimate of total contract costs indicates an ultimate loss on a contract, we recognize the projected loss in full when we determine it. Although we are continually striving to improve our ability to estimate our contract costs and profitability, adjustments to overall contract costs may be significant in future periods.

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

For a summary of our major accounting policies, please read note 1 to our consolidated financial statements contained in this Form 10-Q and note 1 to our consolidated financial statements contained in our Form 10-K for the year ended December 31, 2002.

Changes in Financial Condition

We consider our liquidity and capital resources adequate to support our operations and capital commitments. At March 31, 2003, we had working capital of $103 million, including $40 million of cash and cash equivalents. Additionally, we had $80 million of borrowing capacity available under our revolving credit facility.

Our capital expenditures were $38 million during the three months ended March 31, 2003, as compared to $7 million during the corresponding period of last year. Capital expenditures in the current year consisted primarily of the acquisition of OIS International Inspection plc. Prior-year capital expenditures consisted primarily of expenditures relating to the addition of units to our fleet of ROVs to replace older units we retired.

We had no material commitments for capital expenditures at March 31, 2003.

At March 31, 2003, we had long-term debt of $116 million and a 27% debt-to-total capitalization ratio. We have $100 million of Senior Notes outstanding, to be repaid from 2006 through 2010. We have an $80 million revolving credit facility, under which we had no outstanding borrowings and $80 million available for future borrowings at March 31, 2003. This facility is scheduled to expire in October 2003. We anticipate that we will replace it with a new revolving credit facility before the end of July 2003. We also have a term-loan facility that is to be repaid through April 2004. At March 31, 2003, we had $16 million in outstanding borrowings under the term-loan facility. Both the revolving credit and term loan facilities have short-term interest rates that float with market rates, plus applicable spreads. We have effectively fixed the interest rate on the term loan at approximately 4% through an interest rate hedge. We have no off-balance sheet debt and have not guaranteed any debt not reflected on our consolidated balance sheets.

Changes in Results of Operations

We operate in six business segments. The segments are contained within two businesses—services and products provided to the oil and gas industry (“Oil and Gas”) and all other services and products (“Advanced Technologies”). Before 2003, our Subsea Projects segment, which consists of our subsea installation, maintenance and repair services utilizing our Gulf of Mexico vessels, including our two Ocean Intervention class vessels, and our specialized diving group, and our Inspection & NDT segment, which consists of non-destructive testing and inspection services, were reported together as our Other Services segment. In January 2003, we completed the acquisition of OIS International Inspection plc, which approximately tripled the size of our inspection and non-destructive testing operations. As a result, we are now reporting Inspection & NDT as a separate segment. We have reclassified our prior periods to conform with the current classifications.

Consolidated revenue and margin information is as follows:

	For the Three Months Ended
	Mar. 31, 2003	Mar. 31, 2002	Dec. 31, 2002
	(in thousands, except for percentages)
Revenue	$140,669	$138,849	$136,461
Gross margins	24,163	26,010	26,489
Gross margin %	17%	19%	19%
Operating margin %	8%	11%	11%

In our financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2002, we restated periods before September 30, 2002 to correct errors related to our accounting for, among other things, restricted stock expense, Brazilian currency translation and the timing of certain employee benefit accruals. The following discussion addresses those financial results as restated. For a discussion of the restatement, see note 2 to the consolidated financial statements contained in our Form 10-K.

Our Oil and Gas business results are influenced by the level of capital spending by oil and gas companies in the offshore sector, particularly in deepwater, that is, at water depths of 1,000 feet or more. In 2002, we saw a decrease in deepwater exploration activity, particularly in the Gulf of Mexico. We have noted continuing delays in the development of deepwater prospects around the world. As a result, the increase in ROV drill support services that we had expected to begin in the second half of 2002 has not yet materialized. In addition, as evidenced by the decline in our Subsea Products backlog from $61 million at December 31, 2001 to $31 million at March 31, 2003, a surge in these operations appears unlikely before mid-2003. Based on the number of subsea tree orders and our outstanding bids, we anticipate our backlog will increase by June 30, 2003, with a subsequent increase in activity.

We generate a material amount of our consolidated revenue from contracts for marine services and Inspection & NDT services in the Gulf of Mexico and North Sea, which are usually more active from April through November compared to the rest of the year. However, our exit from the diving sector in the North Sea in early 1998 and the substantial number of multiyear ROV contracts that we entered into since calendar year 1997 have reduced the seasonality of our Subsea Projects and ROV operations. Revenues in our Mobile Offshore Production Systems, Subsea Products and Advanced Technologies segments are generally not seasonal.

Oil and Gas

The table below sets forth our revenues and gross margins for our Oil and Gas business for the periods indicated.

	For the Three Months Ended
	Mar. 31, 2003	Mar. 31, 2002	Dec. 31, 2002
	(in thousands, except for percentages)
ROVs
Revenue	$35,064	$36,022	$37,800
Gross margin	8,859	9,625	9,019
Gross margin %	25%	27%	24%
Work class utilization %	64%	70%	70%

Subsea Products
Revenue	$24,041	$32,559	$30,282
Gross margin	3,588	7,000	7,268
Gross margin %	15%	21%	24%

Subsea Projects
Revenue	$12,534	$21,967	$18,697
Gross margin	2,291	4,647	4,710
Gross margin %	18%	21%	25%

Mobile Offshore Production Systems
Revenue	$11,289	$12,227	$10,810
Gross margin	4,601	5,833	4,651
Gross margin %	41%	48%	43%

Inspection & NDT
Revenue	$30,480	$9,176	$11,844
Gross margin	3,150	1,336	1,428
Gross margin %	10%	15%	12%

Total Oil and Gas
Revenue	$113,408	$111,951	$109,433
Gross margin	22,489	28,441	27,076
Gross margin %	20%	25%	25%

Our ROV segment gross margins have been declining since the first quarter of 2001 as our fleet utilization has been dropping and our units available have remained constant. This has been attributable to a reduction in demand for ROV drill support services onboard floating drilling rigs rated to work in water depths of less than 3,000 feet. This has impacted our results principally in Norway and West Africa. Over the balance of the year we anticipate an increase in profitability primarily from our international operations, including Norway and West Africa, as drilling rig demand increases. In the second half of the year we anticipate an increase in our Gulf of Mexico operations, as we project that several additional systems will be utilized from floating production platforms.

During the quarter ended March 31, 2003, our Subsea Products revenues and gross margins declined from the corresponding quarter of the prior year due to reduced activity at our U.K. and Brazil umbilical plants. While our outlook for the Subsea Products segment is highly positive based on the projected growth in subsea wellhead completions, we anticipate this segment’s results will be lower in 2003 as compared to 2002, based on our reduced level of backlog of $31 million at March 31, 2003 as compared to $61 million at December 31, 2001.

For our Subsea Projects segment, a decrease in offshore activity in the Gulf of Mexico contributed to the decrease in gross margins for the three-month period ended March 31, 2003. The margins were favorably impacted by reductions in cost estimates totaling $1.9 million. We adjusted the cost estimates due to the favorable completion of an installation project and the settlement of a personal injury claim. We experienced a decrease in utilization of and profitability from our two Gulf of Mexico Ocean Intervention class vessels in the first three months of 2003 compared to the corresponding period of 2002. Additionally, gross margin decreased as 2002 included a contribution from a significant engineering and specialized diving contract. We believe that for 2003 our Subsea Projects segment will earn less revenue at lower margins than it did in 2002.

Our Mobile Offshore Production Systems gross margins were lower than the corresponding period of 2002. During the second quarter of 2002, our customer exercised its option to extend the Ocean Legend contract for an additional two years. As a result, our revenue and margin on this contract decreased by approximately $19,000 per day from mid-May 2002, as compared to the first quarter of 2002.

Our Inspection & NDT revenues and gross margins increased substantially as a result of our acquisition of OIS International Inspection plc in January 2003. Gross margin percentage was lower, as the acquired business had been operating at lower margins than our historical Inspection & NDT business. We anticipate having similar margin percentages for this business for the remainder of 2003, and higher margins in 2004 as we eliminate duplicate facilities and functions.

Advanced Technologies

Revenue and gross margin information is as follows:

	For the Three Months Ended
	Mar. 31, 2003	Mar. 31, 2002	Dec. 31, 2002
	(in thousands, except for percentages)
Revenue	$27,261	$26,898	$27,028
Gross margins	5,387	4,467	4,940
Gross margin %	20%	17%	18%

Advanced Technologies revenues and margins were higher in the first three months of 2003 as compared to the corresponding period in 2002 from improved revenues and margins in our entertainment and marine services divisions, partially offset by lower levels of activities from our telecommunications cable ROV services. Gross margin was higher than the immediately preceding quarter from our entertainment division. We anticipate quarterly results for the rest of 2003 to be similar to those achieved in the first three months.

Unallocated Expenses

Our unallocated expenses are those not associated with a specific business segment. These consist of expenses related to our incentive and deferred compensation plans, including restricted stock and bonuses, as well as general expenses. Our unallocated expenses were $3.7 million, $6.9 million and $5.5 million for the three months ended March 31, 2003, March 31, 2002 and December 31, 2002, respectively. The compensation plan expenses declined in the current quarter as a result of two factors: 1) lower restricted stock expense as a result of a decline in our quarter-end stock price from the prior quarter; and 2) lower bonus accruals than the prior year as a result of lower net income.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 16% in the first three months of 2003 over the corresponding period in 2002 due to the additional expenses of OIS International Inspection plc, which we acquired in January 2003.

Other

Our equity in the earnings (loss) of our telecommunications joint venture was $(231,000) for the three months ended March 31, 2003, compared to $392,000 for the three months ended March 31, 2002. Due to the current condition of the telecommunications market, this venture is currently inactive and the single vessel used in the venture is being marketed for oilfield and other uses.

Interest expense for the three months ended March 31, 2003 decreased compared to the corresponding period in the prior year due to lower debt levels. Our debt had been incurred to fund the acquisition of additional equipment, including the Ocean Legend, and expansion of our Subsea Products production capacity. We did not capitalize any interest during the three months ended March 31, 2003 or March 31, 2002.

The provisions for income taxes were related to U.S. income taxes that we provided at estimated annual effective rates using assumptions as to earnings and other factors that would affect the tax calculation for the remainder of the year and to the operations of foreign branches and subsidiaries that were subject to local income and withholding taxes. We anticipate our effective tax rate for 2003 to be 35%.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

We are currently exposed to certain market risks arising from transactions we have entered into in the normal course of business. These risks relate to interest rate changes and fluctuations in foreign exchange rates. We do not believe these risks are material. We have not entered into any market risk sensitive instruments for trading purposes. We manage our exposure to interest rate changes through the use of a combination of fixed and floating rate debt and an interest rate hedge. See note 4 of notes to consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2002 for a description of our long-term debt agreements, interest rates and maturities. We believe that significant interest rate changes will not have a material near-term impact on our future earnings or cash flows. Because we operate in various oil and gas exploration and production regions in the world, we conduct a portion of our business in currencies other than the U.S. dollar. The functional currency for many of our international operations is the applicable local currency. We manage our exposure to changes in foreign exchange rates primarily through arranging compensation in U.S. dollars or freely convertible currency and, to the extent possible, by limiting compensation received in other currencies to amounts necessary to meet obligations denominated in those currencies. We use the exchange rates in effect as of the balance sheet date to translate assets and liabilities as to which the functional currency is the local currency, resulting in translation adjustments that we reflect as accumulated other comprehensive income or loss in the shareholders’ equity section of our consolidated balance sheets. We recorded a $2.3 million adjustment to our equity accounts for the three month period ended March 31, 2003 to reflect the net impact of the strengthening of the U.S. dollar against various foreign currencies for locations where the functional currency is not the U.S. dollar.

Our Subsea Products business in Brazil conducts much of its operations in U.S. dollars, which is its functional currency. We recorded $1.9 million of foreign currency losses in our consolidated statement of income for 2002 related to our operations in Brazil. Foreign currency gains and losses were not material for the three-month periods ended March 31, 2003 and 2002.

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

PART II—OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K.

(a)	Exhibits.

		Registration or File Number	Form or Report	Report Date	Exhibit Number
*3.01	Restated Certificate of Incorporation	1-10945	10-K	Dec. 2000	3.01
*3.02	Amended and Restated By-Laws	1-10945	10-K	Dec. 2002	3.02

*	Indicates exhibit previously filed with the Securities and Exchange Commission as indicated and incorporated herein by reference.

(b)	Oceaneering filed the following reports on Form 8-K during the quarter for which this report is filed.

Date	Description

January 27, 2003	Information furnished under Item 9 regarding the posting of a presentation on Oceaneering’s Web site.

March 31, 2003	Information furnished under Item 9 regarding the posting of a presentation on Oceaneering’s Web site.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OCEANEERING INTERNATIONAL, INC (Registrant)

Date: May14, 2003	By:	/s/ JOHN R. HUFF
John R. Huff Chairman and Chief Executive Officer

Date: May14, 2003	By:	/s/ MARVIN J. MIGURA
Marvin J. Migura Senior Vice President and Chief Financial Officer

Date: May14, 2003	By:	/s/ JOHN L. ZACHARY
John L. Zachary Controller and Chief Accounting Officer

CERTIFICATIONS

I, John R. Huff, Chief Executive Officer of Oceaneering International, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Oceaneering International, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May14, 2003	/s/ JOHN R. HUFF
John R. Huff Chief Executive Officer

I, Marvin J. Migura, Chief Financial Officer of Oceaneering International, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Oceaneering International, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May14, 2003	/s/ MARVIN J. MIGURA
Marvin J. Migura Chief Executive Officer

Index to Exhibits

		Registration or File Number	Form or Report	Report Date	Exhibit Number
*3.01	Restated Certificate of Incorporation	1-10945	10-K	Dec. 2000	3.01
*3.02	Amended and Restated By-Laws	1-10945	10-K	Dec. 2002	3.02

*	Indicates exhibit previously filed with the Securities and Exchange Commission as indicated and incorporated herein by reference.