Form 10-Q
period 2003-06-30
OCEANEERING INTERNATIONAL INC
filed 2003-08-13
CIK 73756

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X]                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003
                                                 -------------

                                       OR

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from              to
                                          ------------    ------------

                         Commission File Number 1-10945
                                                -------


                         OCEANEERING INTERNATIONAL, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                DELAWARE                                        95-2628227
     -------------------------------                       -------------------
     (State or other jurisdiction of                        (I.R.S. Employer
     incorporation or organization)                        Identification No.)


             11911 FM 529
            Houston, Texas                                        77041
----------------------------------------                        ----------
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

Yes [X]  No  [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                  Outstanding at August 8, 2003
----------------------------                      -----------------------------
Common Stock, $.25 Par Value                                  24,201,465 shares

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                 OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                    June 30,      Dec. 31,
                                                      2003          2002
                                                  -----------   -----------
ASSETS                                            (unaudited)
Current Assets:
   Cash and cash equivalents                      $    26,617   $    66,201
   Accounts receivable, net of allowance
     for doubtful accounts of $4,446 and $2,763       162,084       124,112
   Prepaid expenses and other                          48,903        42,757
                                                  -----------   -----------
   Total current assets                               237,604       233,070
                                                  -----------   -----------

Property and Equipment, at cost                       620,271       588,520
Less: accumulated depreciation                        292,537       266,130
                                                  -----------   -----------
Net property and equipment                            327,734       322,390
                                                  -----------   -----------

Goodwill                                               29,520        14,658
                                                  -----------   -----------

Other Assets                                           21,734        20,230
                                                  -----------   -----------

   TOTAL ASSETS                                   $   616,592   $   590,348
                                                  ===========   ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                               $    32,446   $    21,918
   Accrued liabilities                                 78,964        74,105
   Income taxes payable                                14,909        15,208
   Current portion of long-term debt                       --         4,800
                                                  -----------   -----------
   Total current liabilities                          126,319       116,031
                                                  -----------   -----------

Long-term Debt, net of current portion                115,200       112,800
                                                  -----------   -----------

Other Long-term Liabilities                            50,848        47,652
                                                  -----------   -----------

Commitments and Contingencies

Shareholders' Equity                                  324,225       313,865
                                                  -----------   -----------

   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $   616,592   $   590,348
                                                  ===========   ===========

See Notes to Consolidated Financial Statements.

                 OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                    (in thousands, except per share amounts)


                                                             For the Three Months Ended    For the Six Months Ended
                                                                      June 30,                    June 30,
                                                             --------------------------    ------------------------
                                                               2003              2002         2003         2002
                                                             ---------        ---------    ---------      ---------
Revenue                                                      $ 163,761        $ 141,550    $ 304,430      $ 280,399

Cost of Services and Products                                  135,535          109,963      252,041        222,802
                                                             ---------        ---------    ---------      ---------

    Gross margin                                                28,226           31,587       52,389         57,597

Selling, General and Administrative Expenses                    13,483           11,479       26,189         22,389
                                                             ---------        ---------    ---------      ---------

    Income from operations                                      14,743           20,108       26,200         35,208

Interest Income                                                    123              135          287            204

Interest Expense                                                (1,931)          (2,355)      (3,851)        (4,682)

Equity Earnings (Losses) of Unconsolidated Affiliates              (85)            (675)        (221)          (312)

Other Income (Expense), Net                                       (410)            (403)        (690)          (745)
                                                             ---------        ---------    ---------      ---------

    Income before income taxes                                  12,440           16,810       21,725         29,673

Provision for Income Taxes                                      (4,354)          (5,884)      (7,604)       (10,383)
                                                             ---------        ---------    ---------      ---------

    Net Income                                               $   8,086        $  10,926    $  14,121      $  19,290
                                                             =========        =========    =========      =========

Basic Earnings per Share                                     $    0.34        $    0.45    $    0.59      $    0.81
                                                             =========        =========    =========      =========

Diluted Earnings per Share                                   $    0.33        $    0.44    $    0.58      $    0.79
                                                             =========        =========    =========      =========

Weighted average number of common shares                        23,662           24,131       23,791         23,811

Incremental shares from stock options and restricted stock         622              761          601            744

Weighted average number of common shares and equivalents        24,284           24,892       24,392         24,555



See Notes to Consolidated Financial Statements.

                 OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (in thousands)

                                                                For the Six Months Ended
                                                                        June 30,
                                                                ------------------------
                                                                  2003            2002
                                                                --------        --------
Cash Flows from Operating Activities:

    Net Income                                                  $ 14,121        $ 19,290
                                                                --------        --------
    Adjustments to reconcile net income to net cash
     provided by operating activities:
    Depreciation and amortization                                 27,920          25,243
    Non-cash compensation and other                                4,349           4,097
    Increase (decrease) in cash from:
         Accounts receivable                                      (8,472)         12,866
         Prepaid expenses and other current assets                (1,729)         (5,102)
         Other assets                                               (378)           (394)
         Current liabilities                                      (4,458)          1,687
         Other long-term liabilities                               2,857           1,732
                                                                --------        --------

    Total adjustments to net income                               20,089          40,129
                                                                --------        --------

Net Cash Provided by Operating Activities                         34,210          59,419
                                                                --------        --------

Cash Flows from Investing Activities:
    Business acquisitions                                        (43,132)             --
    Purchases of property and equipment and other                (20,050)         (8,836)
                                                                --------        --------

Net Cash Used in Investing Activities                            (63,182)         (8,836)
                                                                --------        --------

Cash Flows from Financing Activities:
    Payments of revolving credit and other long-term debt         (2,400)        (50,000)
    Proceeds from issuance of common stock                         5,126          15,397
    Purchases of treasury stock                                  (13,338)             --
                                                                --------        --------

Net Cash Used in Financing Activities                            (10,612)        (34,603)
                                                                --------        --------

Net Increase (Decrease) in Cash and Cash Equivalents             (39,584)         15,980

Cash and Cash Equivalents - Beginning of Period                   66,201          10,474
                                                                --------        --------

Cash and Cash Equivalents - End of Period                       $ 26,617        $ 26,454
                                                                ========        ========


See Notes to Consolidated Financial Statements.

                 OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       Basis of Presentation and Significant Accounting Policies

         We have prepared these unaudited consolidated financial statements pursuant to instructions for the Quarterly Report on Form 10-Q required to be filed with the Securities and Exchange Commission. These financial statements do not include all information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles. These financial statements reflect all adjustments that we believe are necessary to present fairly our financial position at June 30, 2003 and our results of operations and cash flows for the periods presented. All such adjustments are of a normal and recurring nature. The financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2002. The results for interim periods are not necessarily indicative of annual results. Certain amounts from prior years have been reclassified to conform with the current year presentation.

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

         Stock Options

         In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. As permitted under SFAS No. 123, we continue to use the intrinsic value method of accounting established by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, to account for our stock-based compensation programs. Accordingly, we do not recognize any compensation expense when the exercise price of an employee stock option is equal to the market price per share of our common stock on the grant date. The following illustrates the pro forma effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123:

                                                             For the                     For the
                                                       Three Months Ended           Six Months Ended
                                                            June 30,                     June 30,
                                                    -------------------------   -------------------------
                                                        2003          2002         2003           2002
                                                    -----------   -----------   -----------   -----------
                                                                        (in thousands)
Net Income:
     As reported                                    $     8,086   $    10,926   $    14,121   $    19,290
     Pro forma additional compensation expense
          determined under fair value methods for
          all awards, net of income tax benefit          (1,255)         (954)       (2,505)       (1,909)
                                                    -----------   -----------   -----------   -----------
     Pro forma                                      $     6,831   $     9,972   $    11,616   $    17,381
                                                    ===========   ===========   ===========   ===========

Reported earnings per common share:
     Basic                                          $      0.34   $      0.45   $      0.59   $      0.81
                                                    ===========   ===========   ===========   ===========
     Diluted                                        $      0.33   $      0.44   $      0.58   $      0.79
                                                    ===========   ===========   ===========   ===========

Pro forma earnings per common share:
     Basic                                          $      0.29   $      0.41   $      0.49   $      0.73
                                                    ===========   ===========   ===========   ===========
     Diluted                                        $      0.28   $      0.40   $      0.48   $      0.71
                                                    ===========   ===========   ===========   ===========

         For purposes of these pro forma disclosures, we estimate the fair value of each option grant as of the date of grant using a Black-Scholes option pricing model. The estimated fair value of the options is amortized to pro forma expense over the options' expected average lives.

         New Reporting Requirements

         In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. This standard requires entities to record the fair value of a liability for an asset retirement obligation in the period during which the asset was placed in service. Our adoption of SFAS No. 143 as of January 1, 2003 has not had a material effect on our consolidated financial position or results of operations.

         In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Direct Guarantees of Indebtedness of Others. FIN 45 elaborates on the disclosures to be made by a guarantor in its financial statements and clarifies that a guarantor is required, at the inception of the guarantee, to recognize a liability for the fair value of an obligation undertaken in issuing the guarantee. The recognition and measurement provisions of FIN 45 are effective for guarantees issued or modified after December 31, 2002. We have not had a material impact on our consolidated financial position or results of operations from FIN 45.

         In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities, which is effective for variable interest entities created after January 31, 2003, and for the first interim period beginning after June 15, 2003. FIN 46 addresses consolidation by business enterprises of variable interest entities where:

             o the entity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support from other parties; or

             o the equity investors lack an essential characteristic of a controlling financial interest.

         We have not had and do not expect to have a material impact on our consolidated financial position or results of operations from FIN 46.

2.       Prepaid Expenses and Other Current Assets

         Our prepaid expenses and other current assets consisted of the following:

                                             June 30,   Dec. 31,
                                               2003      2002
                                             --------   --------
                                                (in thousands)
Spare parts for remotely operated vehicles   $ 11,296   $ 11,577
Inventories, primarily raw materials           15,809      9,303
Deferred taxes                                 16,184     16,634
Other                                           5,614      5,243
                                             --------   --------
   Total                                     $ 48,903   $ 42,757
                                             ========   ========

3.       Debt

         Our long-term debt consisted of the following:

                                             June 30,   Dec. 31,
                                               2003        2002
                                             --------   ---------
                                                (in thousands)
6.72% Senior Notes                           $100,000   $ 100,000
Revolving credit facility                          --          --
Term Loan                                      15,200      17,600
                                             --------   ---------
   Long-term Debt                             115,200     117,600
Less: current portion                              --      (4,800)
                                             --------   ---------
   Long-term Debt, net of current portion    $115,200   $ 112,800
                                             ========   =========

         In July 2003, we repaid the Term Loan with the proceeds from a new four-year revolving credit facility that matures in July 2007. The following table reflects the scheduled maturities of our long-term debt as of June 30, 2003, after giving effect to the new revolving credit facility.


                     6.72% Notes     Revolving Credit     Total
                     -----------     ----------------   ---------
                                      (in thousands)
Remainder of 2003    $     --            $     --       $     --
2004                       --                  --             --
2005                       --                  --             --
2006                   20,000                  --         20,000
2007                   20,000              15,200         35,200
Thereafter             60,000                  --         60,000
                     --------            --------       --------
     Total           $100,000            $ 15,200       $115,200
                     ========            ========       ========

4.       Shareholders' Equity

           Our shareholders' equity consisted of the following:

                                                               June 30,    Dec. 31,
                                                                2003         2002
                                                              ---------    ---------
                                                                   (in thousands)
Common Stock, par value $0.25;
    90,000,000 shares authorized; 24,813,289 shares issued    $   6,203    $   6,203
Additional paid-in capital                                      110,842      108,826
Treasury stock; 637,560 and 316,351 shares, at average cost     (14,194)      (7,309)
Retained earnings                                               229,871      215,750
Other comprehensive income (loss)                                (8,497)      (9,605)
                                                              ---------    ---------
Total shareholders' equity                                    $ 324,225    $ 313,865
                                                              =========    =========

5.       Income Taxes

         We paid cash taxes of $9.7 million and $5.9 million during the six-month periods ended June 30, 2003 and 2002, respectively.

6.       Business Segment Information

         We supply a comprehensive range of technical services and specialty products to customers in a variety of industries. Our Oil and Gas business consists of five business segments: Remotely Operated Vehicles ("ROVs"); Subsea Products; Subsea Projects; Mobile Offshore Production Systems; and Inspection and Non-Destructive Testing ("NDT".) Our Advanced Technologies business is a separate segment that provides project management, engineering services and equipment for applications outside the oil and gas industry. Unallocated expenses are those not associated with a specific business segment. These consist of expenses related to our incentive and deferred compensation plans, including restricted stock and bonuses, as well as other general expenses.

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

         Other than as we explained above, there are no differences in the basis of segmentation or in the basis of measurement of segment profit or loss from those used in our consolidated financial statements for the year ended December 31, 2002. The following summarizes certain financial data by business segment:

                                                 For the Three Months Ended      For the Six Months Ended
                                            ------------------------------------ ------------------------
                                             June 30,     June 30,     Mar. 31,     June 30,    June 30,
                                               2003         2002         2003         2003        2002
                                            ---------    ---------    ---------    ---------    ---------
                                                                    (in thousands)
Revenue
    Oil and Gas
       ROVs                                 $  40,879    $  37,730    $  35,064    $  75,943    $  73,752
       Subsea Products                         27,878       36,461       24,041       51,919       69,020
       Subsea Projects                         18,367       21,534       12,534       30,901       43,501
       Mobile Offshore Production Systems      12,068       12,474       11,289       23,357       24,701
       Inspection & NDT                        34,761       10,881       30,480       65,241       20,057
                                            ---------    ---------    ---------    ---------    ---------
    Total Oil and Gas                         133,953      119,080      113,408      247,361      231,031
    Advanced Technologies                      29,808       22,470       27,261       57,069       49,368
                                            ---------    ---------    ---------    ---------    ---------
       Total                                $ 163,761    $ 141,550    $ 140,669    $ 304,430    $ 280,399
                                            =========    =========    =========    =========    =========

Gross Margins
    Oil and Gas
       ROVs                                 $  10,633    $  10,846    $   8,859    $  19,492    $  20,471
       Subsea Products                          6,366        8,453        3,588        9,954       15,453
       Subsea Projects                          1,683        4,319        2,291        3,974        8,966
       Mobile Offshore Production Systems       4,460        4,730        4,601        9,061       10,563
       Inspection & NDT                         4,320        1,417        3,150        7,470        2,753
                                            ---------    ---------    ---------    ---------    ---------
    Total Oil and Gas                          27,462       29,765       22,489       49,951       58,206
    Advanced Technologies                       5,486        4,233        5,387       10,873        8,700
    Unallocated Expenses                       (4,722)      (2,411)      (3,713)      (8,435)      (9,309)
                                            ---------    ---------    ---------    ---------    ---------
       Total                                $  28,226    $  31,587    $  24,163    $  52,389    $  57,597
                                            =========    =========    =========    =========    =========

7.       Comprehensive Income

         Comprehensive income is the total of net income and all non-owner changes in equity. The amounts of comprehensive income for the three- and six-month periods ended June 30, 2003 and 2002 are as follows:


                                                             For the                    For the
                                                       Three Months Ended           Six Months Ended
                                                             June 30,                   June 30,
                                                     ----------------------      ----------------------
                                                       2003          2002          2003          2002
                                                     --------      --------      --------      --------
                                                                        (in thousands)
Net Income per Consolidated Statements of Income     $  8,086      $ 10,926      $ 14,121      $ 19,290
Foreign Currency Translation Gains                      3,405         7,897         1,101         7,079
Change in Fair Value of Interest Rate Hedge                46          (442)          100          (183)
Change in Minimum Pension Liability Adjustment           (162)           --           (93)           --
                                                     --------      --------      --------      --------
Comprehensive Income                                 $ 11,375      $ 18,381      $ 15,229      $ 26,186
                                                     ========      ========      ========      ========


         Amounts comprising other elements of comprehensive income in Shareholders' Equity are as follows:

                                                             June 30, 2003      Dec. 31, 2002
                                                             -------------      -------------
                                                                    (in thousands)
Accumulated Net Foreign Currency Translation Adjustments       $(4,473)            $(5,574)
Fair Value of Interest Rate Hedge                                 (208)               (308)
Minimum Pension Liability Adjustment                            (3,816)             (3,723)
                                                               -------             -------
                                                               $(8,497)            $(9,605)
                                                               =======             =======

8.       Business Acquisitions

         In January 2003, we acquired OIS International Inspection plc, an international provider of inspection and non-destructive testing services, for approximately $30 million. In April 2003, we acquired Nauticos Corporation, a provider of marine products and services support to government and commercial customers, and Reflange, Inc., a manufacturer of patented metal seal piping connectors and a supplier of on-site machining services, for approximately $8 million and $5 million, respectively. The acquisitions were accounted for using the purchase method of accounting, with the purchase price being allocated to the net assets acquired based on their fair market values at the date of acquisition. We have made the purchase price allocations based on estimates using information currently available to us, and the allocations are subject to change when final asset and liability valuations are obtained. Our current estimate of goodwill associated with these three acquisitions is $15 million. These acquisitions were not material; therefore, we have not included pro forma information. The results of operations of OIS International Inspection plc, Nauticos Corporation and Reflange, Inc. are included in our consolidated statements of income from the respective dates of acquisition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

All statements in this Form 10-Q, other than statements of historical facts, including, without limitation, statements regarding our business strategy, plans for future operations and industry conditions, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to various risks, uncertainties and assumptions, including those we have referred to under the headings "Business -- Risks and Insurance" and "Cautionary Statement Concerning Forward-Looking Statements" in Part I of our Annual Report on Form 10-K for the year ended December 31, 2002. Although we believe that the expectations reflected in such forward-looking statements are reasonable, because of the inherent limitations in the forecasting process, as well as the relatively volatile nature of the industries in which we operate, we can give no assurance that those expectations will prove to be correct. Accordingly, evaluation of our future prospects must be made with caution when relying on forward-looking information.

Critical Accounting Policies and Estimates

We have based the following discussion and analysis of our financial condition and results of operation on our consolidated financial statements, which we have prepared in conformity with accounting principles generally accepted in the United States. These principles require us to make various estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods we present. We base our estimates on historical experience, available information and other assumptions we believe to be reasonable under the circumstances. On an ongoing basis, we evaluate our estimates; however, our actual results may differ from these estimates under different assumptions or conditions. The following discussion summarizes the accounting policies we believe (1) require our management's most difficult, subjective or complex judgments and (2) are the most critical to our reporting of results of operations and financial position.

REVENUE RECOGNITION. Our revenues are primarily derived from billings under contracts that provide for specific time, material and equipment charges, which we accrue daily and bill periodically, ranging from weekly to monthly. We account for significant lump-sum contracts, which we enter into mainly in our Subsea Products and Advanced Technologies segments, and occasionally in our Subsea Projects segment, using the percentage-of-completion method. Under this method, we recognize estimated contract revenue based on costs incurred to date as a percentage of total estimated costs. Changes in the expected cost of materials and labor, productivity, scheduling and other factors affect the total estimated costs. Additionally, external factors, including weather or other factors outside of our control, may also affect the progress and estimated cost of a project's completion and, therefore, the timing of income and revenue recognition. We routinely review estimates related to our contracts and reflect revisions to profitability in earnings immediately. If a current estimate of total contract costs indicates an ultimate loss on a contract, we recognize the projected loss in full when we determine it. Although we are continually striving to improve our ability to estimate our contract costs and profitability, adjustments to overall contract costs may be significant in future periods.

LONG-LIVED ASSETS. We evaluate our property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be appropriate. We base these evaluations on a comparison of the assets' fair values, which are generally based on forecasts of cash flows associated with the assets, or fair market value of the assets, to the carrying amounts of the assets. Any impairment is recorded as the amount, if any, by which the carrying amounts exceed the fair values. Our expectations regarding future sales and undiscounted cash flows are highly subjective, cover extended periods of time and depend on a number of factors outside our control, such as changes in general economic conditions, laws and regulations. Accordingly, these expectations could differ significantly from year to year.

We expense the costs of repair and maintenance as we incur them, except for drydocking costs associated with our larger vessels. We estimate and accrue these drydock costs over a period of time in advance of future drydockings. We recognize differences between the estimates and actual costs incurred in the income statement.

LOSS CONTINGENCIES. We self-insure for workers' compensation, maritime employer's liability and comprehensive general liability claims to levels we consider financially prudent and carry insurance for exposures beyond the self-insurance levels, which can be by occurrence or in the aggregate. We determine the level of accruals by reviewing our historical experience and current year claim activity. We do not record accruals on a present-value basis. We review each claim with insurance adjusters and establish specific reserves for known liabilities. We establish an additional reserve for incidents incurred but not reported to us for each year using our estimates and based on prior experience. We believe we have established adequate accruals for uninsured expected liabilities arising from those obligations. However, it is possible that future earnings could be affected by changes in our estimates relating to these matters.

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

Changes in Financial Condition

We consider our liquidity and capital resources adequate to support our operations and capital commitments. At June 30, 2003, we had working capital of $111 million, including $27 million of cash and cash equivalents. Additionally, we had $80 million of borrowing capacity available under our revolving credit facility.

Our capital expenditures were $64 million during the six months ended June 30, 2003, as compared to $12 million during the corresponding period of last year. Capital expenditures in the current year consisted primarily of the acquisitions of OIS International Inspection plc, Nauticos Corporation and Reflange, Inc. Prior-year capital expenditures consisted primarily of expenditures relating to the addition of units to our fleet of ROVs to replace older units we retired.

We had no material commitments for capital expenditures at June 30, 2003.

At June 30, 2003, we had long-term debt of $115 million and a 26% debt-to-total capitalization ratio. We have $100 million of Senior Notes outstanding, to be repaid from 2006 through 2010. We had an $80 million revolving credit facility, under which we had no outstanding borrowings and $80 million available for future borrowings at June 30, 2003. This facility was scheduled to expire in October 2003. In July we replaced it with a new $100 million revolving credit facility that expires in July 2007. We also had a term-loan facility that was to be repaid through April 2004. At June 30, 2003, we had $15 million in outstanding borrowings under the term-loan facility. In July 2003, we repaid the balance of the term loan with proceeds from the new revolving credit facility and had $85 million available for future borrowings. The new revolving credit facility has short-term interest rates that float with market rates, plus applicable spreads. We have no off-balance sheet debt and have not guaranteed any debt that is not reflected on our consolidated balance sheets.

Changes in Results of Operations

We operate in six business segments. The segments are contained within two businesses - services and products provided to the oil and gas industry ("Oil and Gas") and all other services and products ("Advanced Technologies"). Before 2003, our Subsea Projects segment, which consists of our subsea installation, maintenance and repair services utilizing our Gulf of Mexico vessels, including our two Ocean Intervention class vessels, and our specialized diving group, and our Inspection & NDT segment, which consists of non-destructive testing and inspection services, were reported together as our Other Services segment. In January 2003, we completed the acquisition of OIS International Inspection plc, which approximately tripled the size of our inspection and non-destructive testing operations. As a result, we are now reporting Inspection & NDT as a separate segment. We have reclassified our prior periods to conform with the current classifications.

Consolidated revenue and margin information is as follows:

                           For the Three Months Ended            For the Six Months Ended
                       ------------------------------------      ------------------------
                       June 30,      June 30,      Mar. 31,      June 30,      June 30,
                         2003           2002         2003          2003          2002
                       --------      --------      --------      --------      --------
                                               (dollars in thousands)
Revenue                $163,761      $141,550      $140,669      $304,430      $280,399
Gross margins            28,226        31,587        24,163        52,389        57,597
Gross margin %               17%           22%           17%           17%           21%
Operating margin %            9%           14%            8%            9%           13%

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

Our Oil and Gas business results are influenced by the level of capital spending by oil and gas companies in the offshore sector, particularly in deepwater, that is, at water depths of 1,000 feet or more. In 2002, we saw a decrease in deepwater exploration activity, particularly in the Gulf of Mexico. As a result, the increase in ROV drill support services that we had expected to begin in the second half of 2002 has not yet materialized. In addition, we have also noted continuing delays in the development of deepwater prospects around the world. As evidenced by the decline in our Subsea Products backlog from $61 million at December 31, 2001 to $26 million at June 30, 2003, a surge in these operations appears unlikely before the last quarter of 2003. Based on the number of subsea tree orders and our outstanding bids, we anticipate our backlog will increase by September 30, 2003, with a subsequent increase in activity for the remainder of the year.

We generate a material amount of our consolidated revenue from contracts for marine services and Inspection & NDT services in the Gulf of Mexico and the North Sea, which are usually more active from April through November compared to the rest of the year. However, our exit from the diving sector in the North Sea in early 1998 and the substantial number of multiyear ROV contracts that we entered into since calendar year 1997 have reduced the seasonality of our Subsea Projects and ROV operations. Revenues in our Mobile Offshore Production Systems, Subsea Products and Advanced Technologies segments are generally not seasonal.

OIL AND GAS

The table below sets forth our revenues and gross margins for our Oil and Gas business for the periods indicated.


                                       For the Three Months Ended         For the Six Months Ended
                                 -------------------------------------    ------------------------
                                 June 30,      June 30,      Mar. 31,      June 30,      June 30,
                                   2003          2002          2003          2003          2002
                                 --------      --------      --------      --------      --------
                                                          (dollars in thousands)
ROVs
    Revenue                      $ 40,879      $ 37,730      $ 35,064      $ 75,943      $ 73,752
    Gross margin                   10,633        10,846         8,859        19,492        20,471
    Gross margin %                     26%           29%           25%           26%           28%
    Work class utilization %           72%           70%           64%           68%           70%

Subsea Products
    Revenue                      $ 27,878      $ 36,461      $ 24,041      $ 51,919      $ 69,020
    Gross margin                    6,366         8,453         3,588         9,954        15,453
    Gross margin %                     23%           23%           15%           19%           22%

Subsea Projects
    Revenue                      $ 18,367      $ 21,534      $ 12,534      $ 30,901      $ 43,501
    Gross margin                    1,683         4,319         2,291         3,974         8,966
    Gross margin %                      9%           20%           18%           13%           21%

Mobile Offshore Production
Systems
    Revenue                      $ 12,068      $ 12,474      $ 11,289      $ 23,357      $ 24,701
    Gross margin                    4,460         4,730         4,601         9,061        10,563
    Gross margin %                     37%           38%           41%           39%           43%

Inspection & NDT
    Revenue                      $ 34,761      $ 10,881      $ 30,480      $ 65,241      $ 20,057
    Gross margin                    4,320         1,417         3,150         7,470         2,753
    Gross margin %                     12%           13%           10%           11%           14%

Total Oil and Gas
    Revenue                      $133,953      $119,080      $113,408      $247,361      $231,031
    Gross margin                   27,462        29,765        22,489        49,951        58,206
    Gross margin %                     21%           25%           20%           20%           25%

For the quarter ended June 30, 2003, our ROV segment revenues increased from higher utilization and higher dayrates than those in corresponding period of 2002 as the decline in deepwater drill support was offset by an increase in construction activity. Margins decreased due to higher operating expenses associated with construction support activities. Revenues, gross margin and gross margin percentage increased over the quarter ended March 31, 2003 as a result of an increase in utilization from 64% to 72%. For the six-month period ended June 30, 2003, our revenue, gross margin and gross margin percentage decreased due to lower utilization. For the balance of 2003, we expect our ROV results to be consistent with those achieved in the quarter ended June 30, 2003.

During the three- and six-month periods ended June 30, 2003, our Subsea Products revenues and gross margins declined from the corresponding periods of the prior year due to reduced activity at our U.K. and Brazil umbilical plants. Subsea Products gross margin was positively impacted by $1.3 million due to the successful completion of a project at a lower cost than previously estimated. We expect this segment results will improve in the second half of 2003 compared to the first half. While our outlook for the Subsea Products segment is highly positive based on the projected growth in subsea wellhead completions, we anticipate this segment's results will be lower in 2003 as compared to 2002.

For our Subsea Projects segment, a decrease in offshore activity in the Gulf of Mexico contributed to the decrease in gross margins for the three- and six-month periods ended June 30, 2003 as compared to the corresponding periods of the prior year. The margins in the six-month period ended June 30, 2003 were favorably impacted by reductions in cost estimates totaling $1.9 million. We adjusted the cost estimates due to the favorable completion of an installation project and the settlement of a personal injury claim. Additionally, gross margin decreased as 2002 included a contribution from a significant engineering and specialized diving contract. Although we anticipate improved results in the second half of the year, we believe that for 2003 our Subsea Projects segment will earn less revenue at lower margins than it did in 2002.

Our Mobile Offshore Production Systems gross margins were lower than those in the corresponding periods of 2002. During the second quarter of 2002, our customer exercised its option to extend the Ocean Legend contract for an additional two years. As a result, our revenue and margin on this contract decreased by approximately $19,000 per day from mid-May 2002.

Our Inspection & NDT revenues and gross margins increased substantially as a result of our acquisition of OIS International Inspection plc in January 2003. Gross margin percentage was lower, as the acquired business had been operating at lower margins than our historical Inspection & NDT business. We anticipate having higher margin percentages for this business for the remainder of 2003 as we continue to improve the efficiencies of the combined organizations.

ADVANCED TECHNOLOGIES

Revenue and gross margin information is as follows:

                      For the Three Months Ended         For the Six Months Ended
                   ----------------------------------    ------------------------
                   June 30,     June 30,     Mar. 31,    June 30,        June 30,
                     2003         2002         2003        2003            2002
                   --------     --------     --------    --------        --------
                                       (dollars in thousands)
Revenue            $29,808      $22,470      $27,261      $57,069        $49,368
Gross margins        5,486        4,233        5,387       10,873          8,700
Gross margin %          18%          19%          20%          19%            18%

Advanced Technologies revenues and margins were higher in the 2003 periods as compared to the corresponding periods in 2002 from improved revenues and margins in our entertainment, marine services and space divisions, partially offset by lower levels of activities from our telecommunications cable ROV services. We anticipate quarterly results for the rest of 2003 to be similar to those achieved in the first two quarters.

UNALLOCATED EXPENSES

Our unallocated expenses are those not associated with a specific business segment. These consist of expenses related to our incentive and deferred compensation plans, including restricted stock and bonuses, as well as general expenses. Our unallocated expenses were $4.7 million, $2.4 million and $3.7 million for the three months ended June 30, 2003, June 30, 2002 and March 31, 2003, respectively. Our unallocated expenses were $8.4 million and $9.3 million for the six months ended June 30, 2003 and 2002, respectively. The compensation plan expenses increased in the quarter ended June 30, 2003 as a result of increased restricted stock expense, which was attributable to an increase in our quarter-end stock price from the prior quarter.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased 17% in each of the three- and six-month periods ended June 30, 2003 over the corresponding periods in 2002 due to the additional expenses relating to OIS International Inspection plc, which we acquired in January 2003.

OTHER

Our equity in the losses of our telecommunications joint venture was $348,000 and $579,000 for the three- and six-month periods ended June 30, 2003, compared to $429,000 and $37,000 for the three- and six-month periods ended June 30, 2002. Due to the current condition of the telecommunications market, this venture is currently inactive and the single vessel used in the venture is being marketed for oilfield and other uses.

Interest expense for the three- and six-month periods ended June 30, 2003 decreased compared to the corresponding periods in the prior year due to lower debt levels. Our debt had been incurred to fund the acquisition of additional equipment, including the Ocean Legend, and the expansion of our Subsea Products production capacity. We did not capitalize any interest during the three- or six-month periods ended June 30, 2003 or June 30, 2002.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are currently exposed to certain market risks arising from transactions we have entered into in the normal course of business. These risks relate to interest rate changes and fluctuations in foreign exchange rates. We do not believe these risks are material. We have not entered into any market risk-sensitive instruments for trading purposes. We manage our exposure to interest rate changes through the use of a combination of fixed and floating rate debt and an interest rate hedge. See note 4 of notes to consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2002 for a description of our long-term debt agreements, interest rates and maturities. We believe that significant interest rate changes will not have a material near-term impact on our future earnings or cash flows. Because we operate in various oil and gas exploration and production regions in the world, we conduct a portion of our business in currencies other than the U.S. dollar. The functional currency for many of our international operations is the applicable local currency. We manage our exposure to changes in foreign exchange rates primarily through arranging compensation in U.S. dollars or freely convertible currency and, to the extent possible, by limiting compensation received in other currencies to amounts necessary to meet obligations denominated in those currencies. We use the exchange rates in effect as of the balance sheet date to translate assets and liabilities as to which the functional currency is the local currency, resulting in translation adjustments that we reflect as accumulated other comprehensive income or loss in the shareholders' equity section of our consolidated balance sheets. We recorded a $1.1 million adjustment to our equity accounts for the six-month period ended June 30, 2003 to reflect the net impact of the weakening of the U.S. dollar against various foreign currencies for locations where the functional currency is not the U.S. dollar.

Our Subsea Products business in Brazil conducts much of its operations in U.S. dollars, which is its functional currency. We recorded $1.9 million of foreign currency losses in our consolidated statement of income for 2002 related to our operations in Brazil. Foreign currency losses were $360,000 and $427,000 for the three-month periods ended June 30, 2003 and 2002, respectively, and $520,000 and $672,000 for the six-month periods ended June 30, 2003 and 2002, respectively.

ITEM 4. CONTROLS AND PROCEDURES.

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2003 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There has been no change in our internal controls over financial reporting that occurred during the three months ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II - OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         (a) Oceaneering International, Inc. held its Annual Meeting of Shareholders on May 30, 2003. The following matters were voted upon at the Annual Meeting, with the voting results as follows:

                  (1)   Election of Class II Directors

Nominee               Shares Voted For   Votes Withheld
-------               ----------------   --------------
Jerold J. DesRoche       21,748,832           123,273
John R. Huff             21,421,402           450,703

                        Messrs. T. J. Collins, D. Michael Hughes, David S. Hooker and Harris J. Pappas also continued as directors immediately following the Annual Meeting.

                  (2) Ratification of the appointment of Ernst & Young LLP as independent auditors for the Company.

Shares Voted For       Shares Voted Against    Shares Abstaining
----------------       --------------------    -----------------
21,522,931                    334,199                14,975


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits.

                                                              Registration
                                                              or File            Form or      Report        Exhibit
                                                              Number             Report       Date          Number
                                                              ------------       -------     ---------      -------
*  3.01    Restated Certificate of Incorporation                 1-10945           10-K      Dec. 2000        3.01
*  3.02    Amended and Restated By-Laws                          1-10945           10-K      Dec. 2002        3.02
   4.01    Credit Agreement dated as of July 1, 2003
  31.01    Rule 13a-14(a)/15d-14(a) Certification by John R. Huff, Chief Executive Officer
  31.02    Rule 13a-14(a)/15d-14(a) Certification by Marvin J. Migura, Chief Financial Officer
  32.01    Section 1350 Certification by John R. Huff, Chief Executive Officer
  32.02    Section 1350 Certification by Marvin J. Migura, Chief Financial Officer


---------
         * Indicates exhibit previously filed with the Securities and Exchange Commission as indicated and incorporated herein by reference.

(b) We filed the following reports on Form 8-K during the quarter for which this report is filed.

Date              Description
----              -----------
May 6, 2003       Information furnished under Item 9 regarding the press release announcing our financial results for the first quarter of
                  2003.

May 14, 2003      Information furnished under Item 9 regarding the posting of a presentation on our website.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       OCEANEERING INTERNATIONAL, INC.
                                       (Registrant)




Date:  August 12, 2003                 By: /S/ JOHN R. HUFF
                                           ------------------------------------
                                           John R. Huff
                                           Chairman and Chief Executive Officer





Date:  August 12, 2003                 By: /S/ MARVIN J. MIGURA
                                           ------------------------------------
                                           Marvin J. Migura
                                           Senior Vice President and Chief
                                           Financial Officer





Date:  August 12, 2003                 By: /S/ JOHN L. ZACHARY
                                           ------------------------------------
                                           John L. Zachary
                                           Controller and Chief Accounting
                                           Officer

                                INDEX TO EXHIBITS


                                                              Registration
                                                              or File            Form or      Report        Exhibit
                                                              Number             Report       Date          Number
                                                              ------------       -------     ---------      -------
*  3.01    Restated Certificate of Incorporation                 1-10945           10-K      Dec. 2000        3.01
*  3.02    Amended and Restated By-Laws                          1-10945           10-K      Dec. 2002        3.02
   4.01    Credit Agreement dated as of July 1, 2003
  31.01    Rule 13a-14(a)/15d-14(a) Certification by John R. Huff, Chief Executive Officer
  31.02    Rule 13a-14(a)/15d-14(a) Certification by Marvin J. Migura, Chief Financial Officer
  32.01    Section 1350 Certification by John R. Huff, Chief Executive Officer
  32.02    Section 1350 Certification by Marvin J. Migura, Chief Financial Officer

----------

         * Indicates exhibit previously filed with the Securities and Exchange Commission as indicated and incorporated herein by reference.