Form 10-Q
period 2003-09-30
OCEANEERING INTERNATIONAL INC
filed 2003-11-13
CIK 73756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 1-10945

OCEANEERING INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	95-2628227
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11911 FM 529 Houston, Texas	77041
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒     No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 10, 2003
Common Stock, $.25 Par Value	24,301,779 shares

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements.

OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	Sept. 30, 2003	Dec. 31, 2002
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$21,057	$66,201
Accounts receivable, net of allowance for doubtful accounts of $4,457 and $2,763	171,114	124,112
Prepaid expenses and other	52,577	42,757

Total current assets	244,748	233,070

Property and Equipment, at cost	629,409	588,520
Less: accumulated depreciation	301,637	266,130

Net property and equipment	327,772	322,390

Goodwill	36,512	14,658

Other Assets	22,742	20,230

TOTAL ASSETS	$631,774	$590,348

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$30,068	$21,918
Accrued liabilities	76,584	74,105
Income taxes payable	18,236	15,208
Current portion of long-term debt	—	4,800

Total current liabilities	124,888	116,031

Long-term Debt, net of current portion	115,000	112,800

Other Long-term Liabilities	52,636	47,652

Commitments and Contingencies
Shareholders’ Equity	339,250	313,865

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$631,774	$590,348

See Notes to Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(in thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2002	2003	2002
Revenue	$172,754	$130,607	$477,184	$411,006
Cost of Services and Products	142,382	100,528	394,423	323,330

Gross margin	30,372	30,079	82,761	87,676
Selling, General and Administrative Expenses	14,322	12,585	40,511	34,974

Income from operations	16,050	17,494	42,250	52,702
Interest Income	94	170	381	374
Interest Expense	(2,105)	(1,983)	(5,956)	(6,665)
Equity Earnings (Losses) of Unconsolidated Affiliates	35	(256)	(186)	(568)
Other Income (Expense), Net	(169)	(1,156)	(859)	(1,901)

Income before income taxes	13,905	14,269	35,630	43,942
Provision for Income Taxes	(4,867)	(2,360)	(12,471)	(12,743)

Net Income	$9,038	$11,909	$23,159	$31,199

Basic Earnings per Share	$0.38	$0.49	$0.97	$1.30

Diluted Earnings per Share	$0.37	$0.48	$0.95	$1.27

Weighted average number of common shares	23,971	24,334	23,851	23,985
Incremental shares from stock options and restricted stock	517	468	573	653
Weighted average number of common shares and equivalents	24,488	24,802	24,424	24,638

See Notes to Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	For the Nine Months Ended September 30,
	2003	2002
Cash Flows from Operating Activities:
Net Income	$23,159	$31,199

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42,153	38,514
Non-cash compensation and other	5,335	5,241
Increase (decrease) in cash from:
Accounts receivable	(14,052)	29,555
Prepaid expenses and other current assets	(413)	840
Other assets	(1,708)	45
Current liabilities	(7,691)	(11,400)
Other long-term liabilities	4,499	464

Total adjustments to net income	28,123	63,259

Net Cash Provided by Operating Activities	51,282	94,458

Cash Flows from Investing Activities:
Business acquisitions	(57,137)	(560)
Purchases of property and equipment and other	(30,165)	(16,312)

Net Cash Used in Investing Activities	(87,302)	(16,872)

Cash Flows from Financing Activities:
Net proceeds (payments) on revolving credit and other long-term debt, net of financing costs	14,699	(23,000)
Payments of term loan	(17,600)	(28,200)
Proceeds from issuance of common stock	7,115	15,936
Purchases of treasury stock	(13,338)	(2,796)

Net Cash Used in Financing Activities	(9,124)	(38,060)

Net Increase (Decrease) in Cash and Cash Equivalents	(45,144)	39,526
Cash and Cash Equivalents—Beginning of Period	66,201	10,474

Cash and Cash Equivalents—End of Period	$21,057	$50,000

See Notes to Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation and Significant Accounting Policies

We have prepared these unaudited consolidated financial statements pursuant to instructions for the Quarterly Report on Form 10-Q required to be filed with the Securities and Exchange Commission. These financial statements do not include all information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles. These financial statements reflect all adjustments that we believe are necessary to present fairly our financial position at September 30, 2003 and our results of operations and cash flows for the periods presented. All such adjustments are of a normal and recurring nature. The financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2002. The results for interim periods are not necessarily indicative of annual results. Certain amounts from prior years have been reclassified to conform with the current year presentation.

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

Stock Options

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. As permitted under SFAS No. 123, we continue to use the intrinsic value method of accounting established by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, to account for our stock-based compensation programs. Accordingly, we do not recognize any compensation expense when the exercise price of an employee stock option is equal to the market price per share of our common stock on the grant date. The following illustrates the pro forma effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2002	2003	2002
	(in thousands, except per share amounts)
Net Income:
As reported	$9,038	$11,909	$23,159	$31,199
Pro forma additional compensation expense determined under fair value methods for all awards, net of income tax benefit	(1,193)	(1,308)	(3,682)	(3,217)

Pro forma	$7,845	$10,601	$19,477	$27,982

Reported earnings per common share:
Basic	$0.38	$0.49	$0.97	$1.30

Diluted	$0.37	$0.48	$0.95	$1.27

Pro forma earnings per common share:
Basic	$0.33	$0.44	$0.82	$1.17

Diluted	$0.32	$0.43	$0.80	$1.14

For purposes of these pro forma disclosures, we estimate the fair value of each option grant as of the date of grant using a Black-Scholes option pricing model. The estimated fair value of the options is amortized to pro forma expense over the options’ expected average lives.

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

In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities, which is effective for variable interest entities created after January 31, 2003, and for the first interim period ending after December 15, 2003. FIN 46 addresses consolidation by business enterprises of variable interest entities where:

•	the equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support from other parties; or

•	the equity investors lack an essential characteristic of a controlling financial interest.

While we are assessing the impact FIN 46 might have on equity investments we entered into before January 31, 2003, we have not had and do not expect to have a material impact on our consolidated financial position or results of operations from FIN 46.

2.	Prepaid Expenses and Other Current Assets

Our prepaid expenses and other current assets consisted of the following:

	Sept. 30, 2003	Dec. 31, 2002
	(in thousands)
Spare parts for remotely operated vehicles	$10,577	$11,577
Inventories, primarily raw materials	18,857	9,303
Deferred taxes	17,409	16,634
Other	5,734	5,243

Total	$52,577	$42,757

3.	Debt

Our long-term debt consisted of the following:

	Sept. 30, 2003	Dec. 31, 2002
	(in thousands)
6.72% Senior Notes	$100,000	$100,000
Revolving credit facility	15,000	—
Term Loan	—	17,600

Long-term Debt	115,000	117,600
Less: current portion	—	(4,800)

Long-term Debt, net of current portion	$115,000	$112,800

In July 2003, we repaid the Term Loan with the proceeds of a new four-year revolving credit facility that matures in July 2007. The new revolving credit facility has terms and conditions similar to the prior revolving credit agreement.

The following table reflects the scheduled maturities of our long-term debt as of September 30, 2003.

	6.72% Notes	Revolving Credit	Total
	(in thousands)
Remainder of 2003	$—	$—	$—
2004	—	—	—
2005	—	—	—
2006	20,000	—	20,000
2007	20,000	15,000	35,000
Thereafter	60,000	—	60,000

Total	$100,000	$15,000	$115,000

4.	Shareholders’ Equity

Our shareholders’ equity consisted of the following:

	Sept. 30, 2003	Dec. 31, 2002
	(in thousands)
Common Stock, par value $0.25; 90,000,000 shares authorized; 24,813,289 shares issued	$6,203	$6,203
Additional paid-in capital	113,396	111,150
Unearned compensation	(1,274)	(2,324)
Treasury stock; 537,270 and 316,351 shares, at average cost	(11,960)	(7,309)
Retained earnings	238,909	215,750
Other comprehensive income (loss)	(6,024)	(9,605)

Total shareholders’ equity	$339,250	$313,865

5.	Income Taxes

We paid cash taxes of $13.4 million and $10.5 million during the nine-month periods ended September 30, 2003 and 2002, respectively.

6.	Business Segment Information

We supply a comprehensive range of technical services and specialty products to customers in a variety of industries. Our Oil and Gas business consists of five business segments: Remotely Operated Vehicles (“ROVs”); Subsea Products; Subsea Projects; Mobile Offshore Production Systems; and Inspection. Our Advanced Technologies business is a separate segment that provides project management, engineering services and equipment for applications outside the oil and gas industry. Unallocated expenses are those not associated with a specific business segment. These consist of expenses related to our incentive and deferred compensation plans, including restricted stock and bonuses, as well as other general expenses.

Before 2003, our Subsea Projects segment, which consists of our subsea installation, maintenance and repair services utilizing our Gulf of Mexico vessels, including our Ocean Intervention-class vessels, and our specialized diving group, and our Inspection segment, which consists of non-destructive testing and inspection services, were reported together as our Other Services segment. In January 2003, we completed the acquisition of OIS International Inspection plc, which approximately tripled the size of our inspection and non-destructive testing operations. As a result, we are now reporting Inspection as a separate segment. We have reclassified our prior periods to conform with the current classifications.

Other than as we explained above, there are no differences in the basis of segmentation or in the basis of measurement of segment profit or loss from those used in our consolidated financial statements for the year ended December 31, 2002. The following summarizes certain financial data by business segment:

	For the Three Months Ended			For the Nine Months Ended
	Sept. 30, 2003	Sept. 30, 2002	June 30, 2003	Sept. 30, 2003	Sept. 30, 2002
	(in thousands)
Revenue
Oil and Gas
ROVs	$40,644	$38,067	$40,879	$116,587	$111,819
Subsea Products	29,748	23,925	27,878	81,667	92,945
Subsea Projects	20,375	16,511	18,367	51,276	60,012
Mobile Offshore Production Systems	11,732	13,027	12,068	35,089	37,728
Inspection	37,688	12,125	34,761	102,929	32,182

Total Oil and Gas	140,187	103,655	133,953	387,548	334,686
Advanced Technologies	32,567	26,952	29,808	89,636	76,320

Total	$172,754	$130,607	$163,761	$477,184	$411,006

Gross Margins
Oil and Gas
ROVs	$10,577	$10,048	$10,633	$30,069	$30,519
Subsea Products	4,366	6,699	6,366	14,320	22,152
Subsea Projects	3,153	2,742	1,683	7,127	11,708
Mobile Offshore Production Systems	4,708	5,966	4,460	13,769	16,529
Inspection	5,895	1,432	4,320	13,365	4,185

Total Oil and Gas	28,699	26,887	27,462	78,650	85,093
Advanced Technologies	6,343	6,438	5,486	17,216	15,138
Unallocated Expenses	(4,670)	(3,246)	(4,722)	(13,105)	(12,555)

Total	$30,372	$30,079	$28,226	$82,761	$87,676

7.	Comprehensive Income

Comprehensive income is the total of net income and all non-owner changes in equity. The amounts of comprehensive income for the three- and nine-month periods ended September 30, 2003 and 2002 are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2002	2003	2002
	(in thousands)
Net Income per Consolidated Statements of Income	$9,038	$11,909	$23,159	$31,199
Foreign Currency Translation Gains	2,290	1,976	3,391	9,055
Change in Fair Value of Interest Rate Hedge	208	(194)	308	(377)
Change in Minimum Pension Liability Adjustment	(25)	—	(118)	—

Comprehensive Income	$11,511	$13,691	$26,740	$39,877

Amounts comprising other elements of comprehensive income in Shareholders’ Equity are as follows:

	Sept. 30, 2003	Dec. 31, 2002
	(in thousands)
Accumulated Net Foreign Currency Translation Adjustments	$(2,183)	$(5,574)
Fair Value of Interest Rate Hedge	—	(308)
Minimum Pension Liability Adjustment	(3,841)	(3,723)

	$(6,024)	$(9,605)

8.	Business Acquisitions

In January 2003, we acquired OIS International Inspection plc, an international provider of inspection and non-destructive testing services, for approximately $30 million. In April 2003, we acquired Nauticos Corporation, a provider of marine products and services support to government and commercial customers, and Reflange, Inc., a manufacturer of patented metal seal piping connectors and a supplier of on-site machining services, for approximately $8 million and $5 million, respectively. In September 2003, we acquired Rotator AS, a designer and manufacturer of subsea control valves, topside control valves, subsea chemical injection valves and specialty control panels, for approximately $14 million. The acquisitions were accounted for using the purchase method of accounting, with the purchase price being allocated to the net assets acquired based on their fair market values at the date of acquisition. We have made the purchase price allocations based on estimates using information currently available to us, and the allocations are subject to change when final asset and liability valuations are obtained. Our current estimate of goodwill associated with these four acquisitions is $21 million. These acquisitions were not material; therefore, we have not included pro forma information. The results of operations of OIS International Inspection plc, Nauticos Corporation, Reflange, Inc. and Rotator AS are included in our consolidated statements of income from the respective dates of acquisition.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

All statements in this Form 10-Q, other than statements of historical facts, including, without limitation, statements regarding our business strategy, plans for future operations and industry conditions, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to various risks, uncertainties and assumptions, including those we have referred to under the headings “Business—Risks and Insurance” and “Cautionary Statement Concerning Forward-Looking Statements” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2002. Although we believe that the expectations reflected in such forward-looking statements are reasonable, because of the inherent limitations in the forecasting process, as well as the relatively volatile nature of the industries in which we operate, we can give no assurance that those expectations will prove to be correct. Accordingly, evaluation of our future prospects must be made with caution when relying on forward-looking information.

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

Revenue Recognition.    We recognize our revenues according to the type of contract involved. On a daily basis, we recognize our revenues from billings under contracts that provide for specific time, material and equipment charges, which we bill periodically, ranging from weekly to monthly. We account for significant lump-sum contracts, which we enter into mainly in our Subsea Products and Advanced Technologies segments, and occasionally in our Subsea Projects segment, using the percentage-of-completion method. Under this method, we recognize estimated contract revenue based on costs incurred to date as a percentage of total estimated costs. Changes in the expected cost of materials and labor, productivity, scheduling and other factors affect the total estimated costs. Additionally, external factors, including weather or other factors outside of our control, may also affect the progress and estimated cost of a project’s completion and, therefore, the timing of income and revenue recognition. We routinely review estimates related to our contracts and reflect revisions to profitability in earnings immediately. If a current estimate of total contract costs indicates an ultimate loss on a contract, we recognize the projected loss in full when we determine it. Although we are continually striving to improve our ability to estimate our contract costs and profitability, adjustments to overall contract costs may be significant in future periods. We recognize the remainder of our revenues as we deliver the goods and services.

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

Liquidity and Capital Resources

We consider our liquidity and capital resources adequate to support our operations and capital commitments. At September 30, 2003, we had working capital of $120 million, including $21 million of cash and cash equivalents. Additionally, we had $85 million of borrowing capacity available under our revolving credit facility.

Our capital expenditures were $88 million during the nine months ended September 30, 2003, as compared to $21 million during the corresponding period of last year. Capital expenditures in the current year consisted primarily of the acquisitions of OIS International Inspection plc, Nauticos Corporation, Reflange, Inc. and Rotator AS. Prior-year capital expenditures consisted primarily of expenditures relating to the addition of units to our fleet of ROVs to replace older units we retired.

We had no material commitments for capital expenditures at September 30, 2003.

At September 30, 2003, we had long-term debt of $115 million and a 25% debt-to-total capitalization ratio. We have $100 million of Senior Notes outstanding, to be repaid from 2006 through 2010. We have a $100 million revolving credit facility that expires in July 2007. The revolving credit facility has short-term interest rates that float with market rates, plus applicable spreads. We have no off-balance sheet debt and have not guaranteed any debt that is not reflected on our consolidated balance sheets.

In the nine-month period ended September 30, 2003, our cash and cash equivalents decreased $45 million. We generated $51 million in cash from operating activities, used $87 million of cash in investing activities and used $9 million of cash in financing activities. The cash used in investing activities consisted primarily of business acquisitions and the cash used in financing activities was attributable to repurchases of our common stock totaling $13 million.

Results of Operations

We operate in six business segments. The segments are contained within two businesses—services and products provided to the oil and gas industry (“Oil and Gas”) and all other services and products (“Advanced Technologies”). Before 2003, our Subsea Projects segment, which consists of our subsea installation, maintenance and repair services utilizing our Gulf of Mexico vessels, including our two Ocean Intervention class vessels, and our specialized diving group, and our Inspection segment, which consists of inspection and non-destructive testing services, were reported together as our Other Services segment. In January 2003, we completed the acquisition of OIS International Inspection plc, which approximately tripled the size of our inspection and non-destructive testing operations. As a result, we are now reporting Inspection as a separate segment. We have reclassified our prior periods to conform with the current classifications.

Consolidated revenue and margin information is as follows:

	For the Three Months Ended			For the Nine Months Ended
	Sept. 30, 2003	Sept. 30, 2002	June 30, 2003	Sept. 30, 2003	Sept. 30, 2002
	(dollars in thousands)
Revenue	$172,754	$130,607	$163,761	$477,184	$411,006
Gross margin	30,372	30,079	28,226	82,761	87,676
Gross margin %	18%	23%	17%	17%	21%
Operating margin %	9%	13%	9%	9%	13%

In our financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2002, we restated periods through September 30, 2002 to correct errors related to our accounting for, among other things, restricted stock expense, Brazilian currency translation and the timing of certain employee benefit accruals. The following discussion addresses those financial results as restated. For a discussion of the restatement, see note 2 to the consolidated financial statements contained in our Form 10-K.

Our Oil and Gas business results are influenced by the level of capital spending by oil and gas companies in the offshore sector, particularly in deepwater, that is, at water depths of 1,000 feet or more. In 2002, we saw a decrease in deepwater exploration activity, particularly in the Gulf of Mexico. As a result, the increase in ROV drill support services that we had expected to begin in the second half of 2002 did not materialize. In addition, we have also noted continuing delays in the development of deepwater prospects around the world, as evidenced by the decline in our Subsea Products backlog from $61 million at December 31, 2001 to $17 million at September 30, 2003. Based on the number of subsea tree orders and our outstanding bids, we anticipate our backlog will increase by December 31, 2003, with a subsequent increase in activity in 2004.

We generate a material amount of our consolidated revenue from contracts for marine services and inspection and non-destructive testing services in the Gulf of Mexico and the North Sea, which are usually more active from April through November compared to the rest of the year. Revenues in our Mobile Offshore Production Systems, Subsea Products and Advanced Technologies segments are generally not seasonal.

Oil and Gas

The table below sets forth our revenues and gross margins for our Oil and Gas business for the periods indicated.

	For the Three Months Ended			For the Nine Months Ended
	Sept. 30, 2003	Sept. 30, 2002	June 30, 2003	Sept. 30, 2003	Sept. 30, 2002
	(dollars in thousands)
ROVs
Revenue	$40,644	$38,067	$40,879	$116,587	$111,819
Gross margin	10,577	10,048	10,633	30,069	30,519
Gross margin %	26%	26%	26%	26%	27%
Work class utilization %	71%	65%	72%	69%	68%
Subsea Products
Revenue	$29,748	$23,925	$27,878	$81,667	$92,945
Gross margin	4,366	6,699	6,366	14,320	22,152
Gross margin %	15%	28%	23%	18%	24%
Subsea Projects
Revenue	$20,375	$16,511	$18,367	$51,276	$60,012
Gross margin	3,153	2,742	1,683	7,127	11,708
Gross margin %	15%	17%	9%	14%	20%
Mobile Offshore Production Systems
Revenue	$11,732	$13,027	$12,068	$35,089	$37,728
Gross margin	4,708	5,966	4,460	13,769	16,529
Gross margin %	40%	46%	37%	39%	44%
Inspection
Revenue	$37,688	$12,125	$34,761	$102,929	$32,182
Gross margin	5,895	1,432	4,320	13,365	4,185
Gross margin %	16%	12%	12%	13%	13%
Total Oil and Gas
Revenue	$140,187	$103,655	$133,953	$387,548	$334,686
Gross margin	28,699	26,887	27,462	78,650	85,093
Gross margin %	20%	26%	21%	20%	25%

For the quarter ended September 30, 2003, our ROV segment revenues and margins increased from higher utilization and higher dayrates than those in the corresponding period of 2002, as a decline in deepwater drill support was more than offset by an increase in construction activity. Margin percentage remained flat due to higher operating expenses associated with construction support activities. Revenue, gross margin and gross margin percentage were in line with the quarter ended June 30, 2003. For the nine-month period ended September 30, 2003, our revenue increased on slightly higher utilization, as increased construction support activity more than offset a decline in deepwater drill support, while gross margin and gross margin percentage decreased due to higher operating expenses associated with construction support activity. For the balance of 2003, we expect our ROV results to be consistent with those achieved in the quarter ended September 30, 2003.

For the quarter ended September 30, 2003, our Subsea Products revenue increased compared to the corresponding period of 2002, as activity from our production control systems, pipeline repair systems and ROV tooling groups more than offset a decline in revenue from umbilicals. The revenues of Reflange and Rotator from their respective dates of acquisition are included in this group and accounted for approximately half of the increase. Margins were lower from our U.K. umbilical plant operations and research and development costs. For the nine months ended September 30, 2003, revenues and gross margins were lower than the corresponding period of 2002 due to reduced activity at our U.K. and Brazil umbilical plants. Subsea Products gross margin for the nine months ended September 30, 2003 was positively impacted by $1.3 million due to the successful completion of a project at a lower cost than previously estimated. While our outlook for the Subsea Products segment is highly positive based on the projected growth in subsea wellhead completions, we anticipate this segment’s results for the fourth quarter of 2003 to be consistent with those achieved in the quarter ended September 30, 2003.

For our Subsea Projects segment, an increase in offshore activity in the Gulf of Mexico contributed to the increase in gross margins for the three-month period ended September 30, 2003 as compared to the corresponding period of the prior year, reversing the trend that existed for the first half of the year. The margins in the nine-month period ended September 30, 2003 were favorably impacted by reductions in cost estimates totaling $1.9 million. We adjusted the cost estimates due to the favorable completion of an installation project and the settlement of a personal injury claim. Additionally, gross margin for the nine months ended September 30, 2003 decreased from the gross margin for the nine months ended September 30, 2002, which included a contribution from a significant engineering and specialized diving contract. We anticipate that this segment’s results in the fourth quarter of 2003 will be lower than those of the third quarter of 2003, as a result of seasonality and the scheduled drydocking of one of our Ocean Intervention-class vessels.

Our Mobile Offshore Production Systems gross margins were lower than those in the corresponding periods of 2002. During the second quarter of 2002, our customer exercised its option to extend the Ocean Legend contract for an additional two years. As a result, our revenue and margin on this contract decreased by approximately $19,000 per day from mid-May 2002.

Our Inspection revenues and gross margins increased substantially as compared to the corresponding periods of 2002 as a result of our acquisition of OIS International Inspection plc in January 2003. Gross margin percentage increased in the third quarter of 2003 as we continue to improve the efficiencies of the combined organizations. We anticipate a seasonal decline in this segment’s results in the fourth quarter of 2003 from the levels of the quarter ended September 30, 2003.

Advanced Technologies

Revenue and gross margin information is as follows:

	For the Three Months Ended			For the Nine Months Ended
	Sept. 30, 2003	Sept. 30, 2002	June 30, 2003	Sept. 30, 2003	Sept. 30, 2002
	(dollars in thousands)
Revenue	$32,567	$26,952	$29,808	$89,636	$76,320
Gross margin	6,343	6,438	5,486	17,216	15,138
Gross margin %	19%	24%	18%	19%	20%

Advanced Technologies revenues and margins increased in the nine months ended September 30, 2003 as compared to the corresponding period of 2002 from improved revenues and margins in our entertainment, marine services and space divisions, partially offset by lower levels of activities from our telecommunications cable ROV services. We anticipate quarterly results for the fourth quarter of 2003 to be slightly lower than the average of the first three quarters.

Unallocated Expenses

Our unallocated expenses are those not associated with a specific business segment. These consist of expenses related to our incentive and deferred compensation plans, including restricted stock and bonuses, as well as general expenses. Our unallocated expenses were $4.7 million, $3.2 million and $4.7 million for the three months ended September 30, 2003, September 30, 2002 and June 30, 2003, respectively. Our unallocated expenses were $13.1 million and $12.6 million for the nine months ended September 30, 2003 and 2002, respectively. The compensation plan expenses increased in the 2003 periods as compared to the corresponding periods of 2002 as a result of increased restricted stock expense, which was attributable to the implementation of our 2002 restricted stock plan in September 2002.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 14% and 16% in the three- and nine-month periods ended September 30, 2003 over the corresponding periods in 2002 due to the additional expenses relating to OIS International Inspection plc, which we acquired in January 2003.

Other

Our equity in the losses of our telecommunications joint venture was $231,000 and $810,000 for the three- and nine-month periods ended September 30, 2003, compared to $687,000 and $724,000 for the three- and nine-month periods ended September 30, 2002. Due to the current condition of the telecommunications market, this venture is currently inactive and the single vessel used in the venture is being marketed for oilfield and other uses.

During the third quarter of 2003, we terminated the interest rate hedge we had associated with a term loan that we repaid early. This resulted in a slight increase in interest expense as compared to the third quarter of 2002, despite a slightly lower debt level. Interest expense for the nine-month period ended September 30, 2003 decreased compared to the corresponding period in the prior year due to lower debt levels. Our debt had been incurred to fund the acquisition of additional equipment, including the Ocean Legend, and the expansion of our Subsea Products production capacity. We did not capitalize any interest during the three- or nine-month periods ended September 30, 2003 or September 30, 2002.

The provisions for income taxes were related to U.S. income taxes that we provided at estimated annual effective rates using assumptions as to earnings and other factors that would affect the tax calculation for the remainder of the year and to the operations of foreign branches and subsidiaries that were subject to local income and withholding taxes. We anticipate our effective tax rate for 2003 to be 35%. For the nine months ended September 30, 2002, our anticipated effective annual tax rate for 2002 was 29%. The lower rate was attained because we favorably resolved certain foreign tax positions related to operations we sold in 2000 and we were able to realize foreign tax credits.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

We are currently exposed to certain market risks arising from transactions we have entered into in the normal course of business. These risks relate to interest rate changes and fluctuations in foreign exchange rates. We do not believe these risks are material. We have not entered into any market risk-sensitive instruments for trading purposes. We manage our exposure to interest rate changes through the use of a combination of fixed and floating rate debt. See note 3 of notes to the consolidated financial statements contained in this report and note 4 of notes to consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2002 for a description of our long-term debt agreements, interest rates and maturities. We believe that significant interest rate changes will not have a material near-term impact on our future earnings or cash flows. Because we operate in various oil and gas exploration and production regions in the world, we conduct a portion of our business in currencies other than the U.S. dollar. The functional currency for many of our international operations is the applicable local currency. We manage our exposure to changes in foreign exchange rates primarily through arranging compensation in U.S. dollars or freely convertible currency and, to the extent possible, by limiting compensation received in other currencies to amounts necessary to meet obligations denominated in those currencies. We use the exchange rates in effect as of the balance sheet date to translate assets and liabilities as to which the functional currency is the local currency, resulting in translation adjustments that we reflect as accumulated other comprehensive income or loss in the shareholders’ equity section of our consolidated balance sheets. We recorded a $3.4 million adjustment to our equity accounts for the nine-month period ended September 30, 2003 to reflect the net impact of the weakening of the U.S. dollar against various foreign currencies for locations where the functional currency is not the U.S. dollar.

Our Subsea Products business in Brazil conducts much of its operations in U.S. dollars, which is its functional currency. We recorded $1.9 million of foreign currency losses in our consolidated statement of income for 2002 related to our operations in Brazil. Foreign currency losses were $25,000 and $1,310,000 for the three-month periods ended September 30, 2003 and 2002, respectively, and $545,000 and $1,982,000 for the nine-month periods ended September 30, 2003 and 2002, respectively.

Item 4.    Controls and Procedures.

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2003 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has been no change in our internal control over financial reporting that occurred during the three months ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K.

(a)	Exhibits.

		Registration or File Number	Form or Report	Report Date	Exhibit Number
*3.01	Restated Certificate of Incorporation	1-10945	10-K	Dec. 2000	3.01
*3.02	Amended and Restated By-Laws	1-10945	10-K	Dec. 2002	3.02
31.01	Rule 13a-14(a)/15d-14(a) Certification by John R. Huff, Chief Executive Officer
31.02	Rule 13a-14(a)/15d-14(a) Certification by Marvin J. Migura, Chief Financial Officer
32.01	Section 1350 Certification by John R. Huff, Chief Executive Officer
32.02	Section 1350 Certification by Marvin J. Migura, Chief Financial Officer

*	Indicates exhibit previously filed with the Securities and Exchange Commission as indicated and incorporated herein by reference.

(b)	We furnished the following reports on Form 8-K during the quarter for which this report is filed.

Date	Description
August 12, 2003	Information furnished under Item 12 regarding the press release announcing our financial results for the second quarter of 2003.

September 4, 2003	Information furnished under Item 9 regarding the posting of a presentation on our website.

September 16, 2003	Information furnished under Item 9 regarding the posting of a presentation on our website.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OCEANEERING INTERNATIONAL, INC. (Registrant)

Date: November 13, 2003	By:	/s/ JOHN R. HUFF
John R. Huff Chairman and Chief Executive Officer

Date: November 13, 2003	By:	/s/ MARVIN J. MIGURA
Marvin J. Migura Senior Vice President and Chief Financial Officer

Date: November 13, 2003	By:	/s/ JOHN L. ZACHARY
John L. Zachary Controller and Chief Accounting Officer

Index to Exhibits

		Registration or File Number	Form or Report	Report Date	Exhibit Number
*3.01	Restated Certificate of Incorporation	1-10945	10-K	Dec. 2000	3.01
*3.02	Amended and Restated By-Laws	1-10945	10-K	Dec. 2002	3.02
31.01	Rule 13a-14(a)/15d-14(a) Certification by John R. Huff, Chief Executive Officer
31.02	Rule 13a-14(a)/15d-14(a) Certification by Marvin J. Migura, Chief Financial Officer
32.01	Section 1350 Certification by John R. Huff, Chief Executive Officer
32.02	Section 1350 Certification by Marvin J. Migura, Chief Financial Officer

*	Indicates exhibit previously filed with the Securities and Exchange Commission as indicated and incorporated herein by reference.