Form 10-K
period 2003-12-31
OCEANEERING INTERNATIONAL INC
filed 2004-03-09
CIK 73756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [✓], No [   ].

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [✓]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [✓], No [   ].

     Aggregate market value of the voting stock held by non-affiliates of the registrant at June 30, 2003, the last business day of the registrant’s most recently complete second quarter, based upon the closing sale price of the Common Stock on the New York Stock Exchange on that date of $25.55:                                                                                                                       $592,195,000

     Aggregate market value of the voting stock held by non-affiliates of the registrant at March 2, 2004, based upon the closing sale price of the Common Stock on the New York Stock Exchange on that date of $34.35:         $817,978,000

Number of shares of Common Stock outstanding at March 2, 2004:	24,811,208

Documents Incorporated by Reference:

Portions of the proxy statement relating to the registrant’s 2004 annual meeting of shareholders, to be filed on or before April 29, 2004 pursuant to Regulation 14A of the Securities Exchange Act of 1934, are incorporated by reference to the extent set forth in Part III, Items 10-13 of this report.

OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES

Oceaneering International, Inc.
Form 10-K

Index

Part I
Item 1.	Business
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders
Executive Officers of the Registrant
Cautionary Statement Concerning Forward-looking Statements
Part II
Item 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters
Item 6.	Selected Financial Data
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation
Item 7A.	Quantitative and Qualitative Disclosure about Market Risk
Item 8.	Financial Statements and Supplementary Data (refers the reader to the section following the Signature Page)
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A.	Controls and Procedures
Part III
Item 10.	Directors and Executive Officers of the Registrant
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions
Item 14.	Principal Accountant Fees and Services
Part IV
Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K
Signatures
Index to Financial Statements and Schedules
Report of Independent Auditors
Consolidated Balance Sheets
Consolidated Statements of Income
Consolidated Statements of Cash Flows
Consolidated Statements of Shareholders’ Equity and Comprehensive Income
Notes to Consolidated Financial Statements
Selected Quarterly Financial Data (unaudited)
Exhibit Index
Exhibits

OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES

PART I

ITEM 1. BUSINESS.

General Development of Business

Oceaneering International, Inc. is an advanced applied technology company that provides a comprehensive range of integrated technical services and hardware to customers who operate in harsh environments, such as underwater, space and other hazardous areas. Oceaneering was organized in 1969 out of the combination of three diving service companies founded in the early 1960s. Since our establishment, we have concentrated on the development and marketing of underwater services and products requiring the use of advanced deepwater technology. We are one of the world’s largest underwater services contractors. We provide most of our services and products to the oil and gas industry. These include drilling support, subsea construction, design, lease and operation of production systems, facilities maintenance and repair, specialty subsea hardware and specialized onshore and offshore engineering and inspection. We have locations in the United States and 18 other countries. Our international operations, principally in the North Sea, Africa, Brazil, Australia and Asia, accounted for approximately 52% of our revenue, or $334 million, for the year ended December 31, 2003.

Our business segments are contained within two businesses – services and products provided to the oil and gas industry (“Oil and Gas”) and all other services and products (“Advanced Technologies”). Our business segments within the Oil and Gas business are Remotely Operated Vehicles (“ROVs”), Subsea Products, Subsea Projects, Mobile Offshore Production Systems and Inspection. We report our Advanced Technologies business as one segment. In each of our businesses, we have been concentrating on expanding our capabilities to provide technical solutions to our customers. Unallocated expenses are those not associated with a specific business segment. These consist of expenses related to our incentive and deferred compensation plans including restricted stock and bonuses, as well as other general expenses.

Before 2003, our Subsea Projects segment and our Inspection segment were reported together as our Other Services segment. Our Subsea Projects segment consists of our subsea installation, maintenance and repair services utilizing our Gulf of Mexico vessels, including our Ocean Intervention class vessels, and our specialized diving group. Our Inspection segment consists of non-destructive testing and inspection services. In January 2003, we completed the acquisition of OIS International Inspection plc, which approximately tripled the size of our inspection and non-destructive testing operations. As a result, we are now reporting Inspection as a separate segment. We have reclassified our prior periods to conform with the current classifications.

Oil and Gas. In the last few years, the focus of our Oil and Gas business has been toward increasing our asset base for providing services and products for deepwater offshore operations and subsea completions. Prior to 1996, we purchased most of our remotely operated vehicles, often referred to as ROVs, which are submersible vehicles operated from the surface and widely used in the offshore oil and gas industry. However, in response to increased demand for more powerful systems operating in deeper water, we expanded our capabilities and established an in-house facility to design and build ROVs to meet the continued expansion of our ROV fleet. This facility was established and became fully operational in January 1998. We have built over 75 ROV systems, and we are producing all our new ROVs in-house. In September 2001, we exchanged our diving-related assets in Asia, Australia and the Middle East for 11 ROVs. The diving-related assets were part of our Subsea Projects segment. For the past couple of years, we have kept the number of our work class ROVs at a constant level and have built new systems for replacement and upgrade of the existing fleet. In the first quarter of 2004, we completed the acquisition of 34 additional work class ROVs from Stolt Offshore S.A. In December 2003, we entered into an agreement to acquire the ROV drill support business, including 54 work class ROVs, of the Subsea 7 group of companies. The closing under this agreement is subject to several conditions, including no material adverse findings from our due diligence review, which we were conducting at the time of our filing of this report.

Through our Oceaneering Multiflex division, we are a leading provider of subsea hydraulic and electrohydraulic umbilicals. Umbilicals are used by offshore operators to, among other things, control subsea wellhead hydrocarbon flow rates. We entered this market in March 1994 through our purchase of the operating subsidiaries of Multiflex International Inc. During 1998, we constructed a new umbilical plant in Brazil and relocated, modernized and increased the capabilities, including the production of steel tube umbilicals, of our umbilical manufacturing facility in Scotland. Both new facilities began operations in the first half of 1999.

OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES

In 2003, we purchased Rotator AS, a designer and manufacturer of subsea control valves, topside control valves, subsea chemical injection valves and specialty control panels. In 2003, we also acquired Reflange, Inc., a manufacturer of metal seal piping connectors and a supplier of on-site machining services.

During 2003, we announced that we would move our U.S. facility to a new location, which will have added capacity and the capability of producing steel tube umbilicals. We are also adding steel tube capability to our plant in Brazil.

We own three operating mobile offshore production systems:

•	the floating production, storage and offloading system Ocean Producer, which has been operating offshore West Africa since December 1991;

•	the production barge San Jacinto, which we acquired in December 1997 and is currently under contract offshore Indonesia; and

•	the mobile offshore production system Ocean Legend, which has been operating offshore Western Australia since May 2001.

In December 2003, we purchased a 50% equity interest in Medusa Spar LLC, which owns 75% of a production spar platform. Medusa Spar LLC’s revenue is derived from processing oil and gas production for a fee based on the volumes processed. The spar is currently located on the Medusa field in the Gulf of Mexico. The Medusa Spar LLC has a contract covering production from the Medusa field and other nearby areas of interest. The majority working interest owner of the Medusa field has committed to deliver minimum volumes, which we expect will generate sufficient revenues to repay Medusa Spar LLC’s bank debt. The Medusa Spar LLC financed its acquisition of its 75% interest in the production spar platform using approximately 50% debt and 50% equity from its equity holders.

We own and operate two multiservice vessels, the Ocean Intervention and the Ocean Intervention II, which went into service in the fourth quarter of calendar 1998 and the third quarter of calendar 2000, respectively. These multiservice vessels are equipped with thrusters that allow them to be dynamically positioned, which means the vessels can maintain a constant position at a location without the use of anchors. They are used in pipeline or flowline tie-ins, pipeline crossings and subsea hardware interventions and installations. Both vessels can carry and install significant lengths of coiled tubing or umbilicals required to bring subsea well completions into production (tie-back to production facilities). These two vessels are part of our Subsea Projects segment.

We supply inspection services to customers required to obtain third-party inspections to satisfy contractual structural specifications, internal safety standards or regulatory requirements. In January 2003, we acquired OIS International Inspection plc. This acquisition approximately tripled the size of our Inspection services, and we began reporting Inspection as a separate segment in 2003.

Advanced Technologies. In August 1992 and May 1993, we purchased two businesses that formed the basis of our Advanced Technologies segment. The first business designed, developed and operated robotic systems and ROVs specializing in non-oilfield markets and provided the basis for our expansion into commercial and government subsea cable field support, maintenance and repair, civil works projects and commercial theme park animation in 1993. The second business designed, developed and fabricated spacecraft hardware and high-temperature insulation products. In 2003, we acquired Nauticos Corporation, a provider of marine products and services support to government and commercial customers.

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

OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES

Financial Information about Segments

For financial information about our business segments, please see the table in Note 5 of the Notes to Consolidated Financial Statements in this report, which presents revenue, income from operations, depreciation and amortization expense, identifiable assets, goodwill and capital expenditures by business segment for the years ended December 31, 2003, 2002 and 2001.

Description of Business

OIL AND GAS

Our Oil and Gas business consists of ROVs, Subsea Products, Subsea Projects, Mobile Offshore Production Systems and Inspection.

ROVs. ROVs are submersible vehicles operated from the surface. We use our ROVs in the offshore oil and gas industry to perform a variety of underwater tasks, including drill support, installation and construction support, pipeline inspection and surveys and subsea production facility operation and maintenance. ROVs may be outfitted with manipulators, sonar, video cameras, specialized tooling packages and other equipment or features to facilitate the performance of specific underwater tasks. We use ROVs at water depths or in situations where the use of divers would be uneconomical or unfeasible. Including the 34 work class ROVs we acquired in the first quarter of 2004, we own 159 work class ROVs. We are the industry leader in providing ROV services on deepwater wells, which are the most technically demanding. We believe we operate the largest and most technically advanced fleet of ROVs in the world.

     ROV revenue:

		Percent of
	Amount	Total Revenue

Year ended December 31, 2003	$160,359,000	25%
Year ended December 31, 2002	149,619,000	27%
Year ended December 31, 2001	153,929,000	29%

Subsea Products. We construct a variety of built-to-order specialty subsea hardware to ISO 9001 quality requirements. These products include:

•	hydraulic, electrohydraulic and chemical injection umbilicals utilizing thermoplastic hoses and steel tubes;

•	production control equipment;

•	subsea and topside control valves;

•	subsea chemical injection valves;

•	metal seal piping connectors;

•	pipeline repair systems; and

•	ROV tooling and work packages.

We market these products under the trade names Oceaneering Multiflex, Oceaneering Intervention Engineering, Oceaneering Reflange and Oceaneering Rotator.

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

OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES

     Subsea Products revenue:

		Percent of
	Amount	Total Revenue

Year ended December 31, 2003	$107,540,000	17%
Year ended December 31, 2002	123,227,000	23%
Year ended December 31, 2001	126,448,000	24%

Subsea Projects. We perform subsea intervention and hardware installation services from our multiservice vessels. These services include: subsea well tie-backs; pipeline/flowline tie-ins and repairs; pipeline crossings; umbilical and other subsea equipment installations; subsea intervention; oilfield diving; and supporting operations of vessels utilized principally in inspection, repair and maintenance activities.

We supply commercial diving services to the oil and gas industry in the Gulf of Mexico using the traditional techniques of air, mixed gas and saturation diving, all of which use surface-supplied breathing gas. We do not use traditional diving techniques in water depths greater than 1,000 feet. We also use atmospheric diving systems, which enclose the operator in a surface pressure diving suit, in water depths up to 2,300 feet.

     Subsea Projects revenue:

		Percent of
	Amount	Total Revenue

Year ended December 31, 2003	$68,796,000	11%
Year ended December 31, 2002	78,709,000	14%
Year ended December 31, 2001	72,085,000	14%

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

     Mobile Offshore Production Systems revenue:

		Percent of
	Amount	Total Revenue

Year ended December 31, 2003	$46,836,000	7%
Year ended December 31, 2002	48,538,000	9%
Year ended December 31, 2001	39,154,000	7%

Inspection. Through our Oceaneering Inspection division, we offer a wide range of inspection services to customers required to obtain third-party inspections to satisfy contractual structural specifications, internal safety standards or regulatory requirements. We focus on the inspection of pipelines and onshore fabrication of offshore facilities for the oil and gas industry. Certain of our pipeline inspection activities are performed through the use of specialized x-ray crawlers, which travel inside pipelines, stopping to perform radiographic inspection of welds. In January 2003, we purchased OIS International Inspection plc for $29 million in cash. OIS is a global provider of non-destructive testing and inspection services, principally to the oil and gas industry.

OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES

     Inspection revenue:

		Percent of
	Amount	Total Revenue

Year ended December 31, 2003	$136,599,000	21%
Year ended December 31, 2002	44,026,000	8%
Year ended December 31, 2001	30,165,000	6%

ADVANCED TECHNOLOGIES

Our Advanced Technologies segment provides underwater intervention, engineering services and related manufacturing to meet a variety of industrial requirements, including ship and submarine husbandry, search and recovery, commercial and government subsea cable field support, maintenance and repair, civil works projects, commercial theme park equipment and engineering support services for the space industry. We do this in part by extending the use of existing assets and technology developed in oilfield operations to new applications.

We work for customers having specialized requirements in underwater or other hazardous environments outside the oil and gas industry. We design and operate ROVs that are capable of being worked in water depths to 25,000 feet. Our other specialized equipment includes ROV cable lay and maintenance equipment rated to 10,000 feet and deep-tow, side-scan sonar systems designed for use in depths to 20,000 feet. In 2002, we located and recovered a British Royal Navy helicopter in water depth over 12,000 feet off the U.S. east coast. In 2001, we located and filmed two sunken World War II warships, the British battle cruiser H.M.S. Hood and the German battleship Bismarck, in water depths over 9,000 and 15,000 feet, respectively.

Through a joint venture we formed with a subsidiary of Smit Internationale, N.V., we also maintain and operate commercial cable lay and maintenance equipment. The current term of the joint venture agreement expires in March 2006. It automatically extends for five-year periods unless one of the participants gives cancellation notice at least one year before the end of the then-current term. Due to the current condition of the telecommunications market, the single vessel used in the venture is also being marketed for oilfield and other uses.

In addition to commercial customers, we also provide support for the U.S. Navy, including underwater operations, data analysis, development of ocean-related computer software, and design and development of new underwater tools and systems. We also install and maintain mechanical systems for the navy’s surface ships, submarines, piers, offshore structures and moorings.

We entered the commercial theme park equipment market in 1993. We believe we are one of the industry leaders in large animated figures, and we have provided more than 45 large figures for theme parks in the U.S. and overseas.

As part of our Advanced Technologies segment, Oceaneering Space Systems directs our efforts towards applying undersea technology and experience in the space industry. We provide products and services to NASA and aerospace prime contractors in the engineering, design and fabrication of space flight hardware, including systems engineering and integration. Our product lines include extravehicular activity tools, logistics carriers, space refrigerators, robotic devices, life support systems, habitability hardware and high-temperature thermal protection systems for unmanned launch vehicles. We also operate astronaut training facilities at NASA’s Neutral Buoyancy Laboratory. These activities substantially depend on continued government funding for space programs.

     Advanced Technologies revenue:

		Percent of
	Amount	Total Revenue

Year ended December 31, 2003	$119,119,000	19%
Year ended December 31, 2002	103,348,000	19%
Year ended December 31, 2001	102,879,000	20%

OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES

MARKETING

Oil and Gas. Oil and gas exploration and development expenditures fluctuate from year to year. In particular, budgetary approval for more expensive drilling and production in deepwater, an area in which we have a high degree of focus, may be postponed or suspended during periods when exploration and production companies reduce their offshore capital spending.

We market our ROVs, Subsea Products, Subsea Projects and Inspection to domestic, international and foreign national oil and gas companies engaged in offshore exploration, development and production. We also provide services and products as a subcontractor to other oilfield service companies operating as prime contractors. Customers for these services typically award contracts on a competitive bid basis. These contracts are typically less than one year in duration, although we enter into multi-year contracts from time to time.

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

In connection with the services we perform in our Oil and Gas business, we generally seek contracts that compensate us on a dayrate basis. Under dayrate contracts, the contractor provides the ROV or vessel and the required personnel to operate the unit and compensation is based on a rate per day for each day the unit is used. The typical dayrate depends on market conditions, the nature of the operations to be performed, the duration of the work, the equipment and services to be provided, the geographical areas involved and other variables. Dayrate contracts may also contain an alternate, lower dayrate that applies when a unit is moving to a new site or when operations are interrupted or restricted by equipment breakdowns, adverse weather or water conditions or other conditions beyond the contractor’s control. Some dayrate contracts provide for revision of the specified dayrates in the event of material changes in certain items of cost being incurred by the contractor. Sales contracts for our products are generally for a fixed price.

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

Major Customers. Our top five customers in the years ended December 31, 2003, 2002 and 2001 accounted for 26%, 34% and 30%, respectively, of our consolidated revenue. For the years ended December 31, 2003, 2002 and 2001, four of our top five customers were oil and gas exploration and production companies served by our Oil and Gas business segments. The other top five customer was the U.S. Navy, which was served by our Advanced Technologies segment. No single customer accounted for more than 10% of our consolidated revenue in any of those three periods. While we do not depend on any one customer, the loss of one of our significant customers could, at least on a short-term basis, have an adverse effect on our results of operations.

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

COMPETITION

Our businesses are highly competitive.

OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES

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

ROVs. We believe we are the world’s largest owner/operator of work class ROVs employed in oil and gas related operations. We estimate we have a market share of approximately 30%. After closing the acquisition of 34 work class ROVs in February 2004, we had 159 work class ROVs. We compete with several major companies on a worldwide basis and with numerous others operating locally in various areas. We have fewer competitors in deeper water depths, as more sophisticated equipment and technology is needed in deeper water.

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

Subsea Projects. We perform subsea intervention and hardware installation services from our multiservice vessels in the Gulf of Mexico. These services include: subsea well tie-backs; pipeline/flowline tie-ins and repairs; pipeline crossings; umbilical and other subsea equipment installations; and subsea intervention. We are one of many companies that offer these services. In general, our competitors can move their vessels to the Gulf of Mexico from other locations with relative ease. We also have many competitors in the supply of our commercial diving services to the oil and gas industry in the Gulf of Mexico.

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

Inspection. The worldwide inspection market consists of a wide range of inspection and certification requirements in many industries. We compete in only selected portions of this market. We believe that our broad geographic sales and operational coverage, long history of operations, technical reputation, application of x-ray pipeline inspection technology and accreditation to international quality standards enable us to compete effectively in our selected inspection services market segments.

Frequently, oil and gas companies use prequalification procedures that reduce the number of prospective bidders for their projects. In some countries, political considerations tend to favor local contractors. While these considerations have not materially impacted this segment’s results in recent periods, our view of the increasing trend to favor local contractors in West Africa was a factor in our decisions to sell our diving operations in West Africa in March 2001 and to exchange our diving-related assets in Asia, Australia and the Middle East for ROVs in September 2001. We no longer provide oilfield diving services outside of the United States.

Advanced Technologies

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

OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES

We also use the administrative and operational support structures of our Oil and Gas business to provide additional local support for services provided to this segment’s customers.

SEASONALITY, BACKLOG AND RESEARCH AND DEVELOPMENT

A material amount of our consolidated revenue is generated from contracts for marine services in the Gulf of Mexico and the North Sea, which are usually more active from April through November compared to the rest of the year. In the past year, offshore drillers have been entering into more well-to-well contracts as opposed to multi-year contracts. As a result, we are also entering into more well-to-well contracts in our ROV segment. We have also shifted a higher percentage of our ROV activity to offshore construction support from drilling support. Both of these developments have made our ROV operations more seasonal, with the low point expected to be in the first quarter of the year. Our Inspection segment’s operations remain more active from April through November as compared to the rest of the year. Revenues in our Mobile Offshore Production Systems, Subsea Products and Advanced Technologies segments are generally not seasonal.

     The amounts of backlog orders we believe to be firm as of December 31, 2003 and 2002 were as follows:

	As of December 31, 2003		As of December 31, 2002

	(in millions)		(in millions)
	Total	1 + yr*	Total	1 + yr*

Oil and Gas
ROVs	$104	$18	$149	$57
Subsea Products	47	2	23	—
Mobile Offshore Production Systems	134	91	172	129
Subsea Projects	13	—	11	—
Inspection	109	46	52	18

Total Oil and Gas	407	157	407	204
Advanced Technologies	82	25	95	43

Total	$489	$182	$502	$247

*	Represents amounts that were not expected to be performed within one year.

No material portion of our business is subject to renegotiation of profits or termination of contracts by the United States government.

Our research and development expenditures were approximately $2 million, $4 million and $5 million during the years ended December 31, 2003, 2002 and 2001, respectively. These amounts do not include the expenditures by others in connection with joint research activities in which we participated or expenditures we incurred in connection with research conducted during the course of performing our operations.

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

While not a legal requirement, within our Oil and Gas business we maintain various quality management systems. Our quality management systems in the United Kingdom and Norway are registered as being in conformance to ISO 9001:2000 and cover all our Oil and Gas products and services. Except for the operations of two small recent acquisitions, the quality management systems of our Subsea Products segment are also registered to be in conformance to ISO 9001:2000 for its products and services. The quality management systems of both the Oceaneering Space Systems and Oceaneering Technologies units of our Advanced Technologies segment are also ISO 9001:2000 registered. ISO 9001 is an internationally recognized verification

OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES

system for quality management established by the International Standards Organization, and the 2000 edition emphasizes customer satisfaction and continual improvement.

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

Events leading to the war in Iraq, political and military tension involving North Korea, as well as the terrorist attacks of September 11, 2001 and subsequent terrorist attacks and unrest, have caused instability in the world’s financial and commercial markets, have significantly increased political and economic instability in some of the geographic areas in which we operate and have contributed to high levels of volatility in prices for oil and gas. Acts of terrorism and threats of armed conflicts in or around various areas in which we operate, such as the Middle East and Indonesia, could limit or disrupt our markets and operations, including disruptions resulting from the evacuation of personnel, cancellation of contracts or the loss of personnel or assets.

The continued unrest in Iraq, as well as threats of war or other armed conflict elsewhere, may cause further disruption to financial and commercial markets generally, may generate greater political and economic instability in some of the geographic areas in which we operate and may contribute to even higher levels of volatility in prices for oil and gas than those experienced in recent months. In addition, any possible reprisals as a consequence of the U.S. occupation of Iraq, such as acts of terrorism in the United States or elsewhere, may materially adversely affect us in ways we cannot predict at this time.

OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES

Our international operations involve additional risks not associated with domestic operations.

A significant portion of our revenue is attributable to operations in foreign countries. These activities accounted for approximately 52% of our consolidated revenue in the year ended December 31, 2003. Risks associated with our operations in foreign areas include risks of:

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

Our exposure to the risks we described above varies from country to country. In recent periods, political instability and civil unrest in West Africa and Indonesia and general economic downturns in Asia and Brazil have been our greatest concerns. There is a risk that a continuation or worsening of these conditions could materially and adversely impact our future business, operations, financial condition and results of operations. Of our total consolidated revenue for the year ended December 31, 2003, we generated approximately 2% from our operations in Indonesia, 12% from our operations in West Africa, 5% from our operations in Asia, excluding Indonesia, and 3% from our operations in Brazil.

Our offshore oilfield operations involve a variety of operating hazards and risks that could cause losses.

Our operations are subject to the hazards inherent in the offshore oilfield business. These include blowouts, explosions, fires, collisions, capsizings and severe weather conditions. These hazards could result in personal injury and loss of life, severe damage to or destruction of property and equipment, pollution or environmental damage and suspension of operations. We may incur substantial liabilities or losses as a result of these hazards. While we maintain insurance protection against some of these risks, and seek to obtain indemnity agreements from our customers, requiring the customers to hold us harmless from some of these risks, our insurance and contractual indemnity protection may not be sufficient or effective to protect us under all circumstances or against all risks. Some of the risks inherent in our operations are either not insurable or insurance is available only at rates that we consider uneconomical, particularly after the impact on the insurance markets of the September 11, 2001 terrorist attacks in the United States. The occurrence of a significant event not fully insured or indemnified against or the failure of a customer or an insurance provider to meet its payment or indemnification obligations to us could materially and adversely affect our results of operations and financial condition.

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

OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES

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

EMPLOYEES

As of December 31, 2003, we had approximately 4,800 employees. Our workforce varies seasonally and peaks during the summer months. Approximately 8% of our employees are represented by unions. We consider our relations with our employees to be satisfactory.

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

For financial information about our geographic areas of operation, please see the table in Note 5 of the Notes to Consolidated Financial Statements in this report, which presents revenue and long-lived assets attributable to each of our geographic areas for the years ended December 31, 2003, 2002 and 2001.

AVAILABLE INFORMATION

Our website address is www.oceaneering.com. We make available through this website under “Shareholder Information – SEC Financial Reports,” free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports and Section 16 filings by our directors and executive officers as soon as reasonably practicable after we, or our executive officers or directors, as the case may be, electronically file those materials with, or furnish those materials to, the SEC.

We have adopted, and posted on our website: our corporate governance guidelines; a code of ethics for our Chief Executive Officer and Senior Financial Officers; and charters for the Audit, Nominating and Corporate Governance and Compensation Committees of our Board of Directors.

ITEM 2. PROPERTIES.

See Item 1 - “Business – Description of Business – Oil and Gas” and “Business – Description of Business – Advanced Technologies” for a description of equipment and manufacturing facilities used in providing our services and products.

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

Oil and Gas. In general, our ROV, Subsea Projects and Inspection segments share facilities. Our location in Morgan City, Louisiana is the largest of these facilities and consists of ROV manufacturing and training facilities, open and covered storage space and offices. The Morgan City facilities primarily support operations in the United States. We have regional support

OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES

offices for our North Sea and Southeast Asia operations in Aberdeen, Scotland and Singapore. We also have operational bases in various other locations, the most significant of which are in Norway, Australia and Nigeria.

We use workshop and office space in Houston, Texas in both our Mobile Offshore Production Systems and Subsea Products business segments. Our manufacturing facilities for our Subsea Products segment are located in or near Houston, Texas, Edinburgh, Scotland, Norway, and Rio de Janeiro, Brazil. Each of these manufacturing facilities is suitable for its intended purpose and has sufficient excess capacity to respond to increases in demand for our subsea products that may be reasonably anticipated in the foreseeable future. The Houston, Texas facility is currently being relocated to Panama City, Florida. This facility will have added capacity and the additional capability to produce steel tube umbilicals. We are also adding steel tube capability to our plant in Brazil. Operations of the mobile offshore production unit Ocean Producer are supported through our regional office in Aberdeen. Operations of the San Jacinto and the Ocean Legend are supported from our office in Perth, Australia.

Our principal manufacturing facilities are located on properties we own or hold under a long-term lease, expiring in 2014. The other facilities we use in our Oil and Gas business segments are on properties we lease.

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

ITEM 3. LEGAL PROCEEDINGS.

In the ordinary course of business, we are subject to actions for damages alleging personal injury under the general maritime laws of the United States, including the Jones Act, for alleged negligence. We report actions for personal injury to our insurance carriers and believe that the settlement or disposition of those suits will not have a material effect on our financial position or results of operations. For additional information, see “Commitments and Contingencies – Litigation” in Note 4 of the Notes to Consolidated Financial Statements included in this report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to a vote of our security holders, through the solicitation of proxies or otherwise, during the last three months of the year ended December 31, 2003.

EXECUTIVE OFFICERS OF THE REGISTRANT.

Executive Officers. The following information relates to our executive officers as of March 7, 2004:

NAME	AGE	POSITION	OFFICER SINCE	EMPLOYEE SINCE

John R. Huff	57	Chairman of the Board and Chief Executive Officer	1986	1986

T. Jay Collins	57	President and Chief Operating Officer and Director	1993	1993

Marvin J. Migura	53	Senior Vice President and Chief Financial Officer	1995	1995

M. Kevin McEvoy	53	Senior Vice President	1990	1979

George R. Haubenreich, Jr.	56	Senior Vice President, General Counsel and Secretary	1988	1988
John L. Zachary	50	Controller and Chief	1998	1988
		Accounting Officer

OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES

Each executive officer serves at the discretion of our Chief Executive Officer and our Board of Directors and is subject to reelection or reappointment each year after the annual meeting of our shareholders. We do not know of any arrangement or understanding between any of the above persons and any other person or persons pursuant to which he was selected or appointed as an officer.

Business Experience. The following summarizes the business experience of our executive officers. Except where we otherwise indicate, each of these persons has held his current position with Oceaneering for at least the past five years.

John R. Huff, Chairman and Chief Executive Officer, joined Oceaneering as a director, President and Chief Executive Officer in 1986. He was elected Chairman of the Board in August 1990. He is a director of BJ Services Company and Suncor Energy Inc.

T. Jay Collins, President and Chief Operating Officer, joined Oceaneering in October 1993 as Senior Vice President and Chief Financial Officer. In May 1995, he was appointed Executive Vice President – Oilfield Marine Services and held that position until becoming President and Chief Operating Officer in November 1998. He was elected a director of Oceaneering in March 2003.

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

In addition, various statements this report contains, including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, are forward-looking statements. Those forward-looking statements appear in Item 1 – “Business,” Item 2 – “Properties” and Item 3 – “Legal Proceedings” in Part I of this report and in Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Item 7A – “Quantitative and Qualitative Disclosures About Market Risk” and in the Notes to Consolidated Financial Statements incorporated into Item 8 of Part II of this report and elsewhere in this report. These forward-looking statements speak only as of the date of this report, we disclaim any obligation to update these statements, and we caution you not to rely unduly on them. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks, contingencies and uncertainties relate to, among other matters, the following:

•	worldwide demand for oil and gas;

OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES

•	general economic and business conditions and industry trends;

•	whether we are able to complete the acquisition of 54 work class ROVs from the Subsea 7 group of companies;

•	the levels of oil and gas production to be processed by the Medusa field production spar platform;

•	the continued strength of the industry segments in which we are involved;

•	decisions about offshore developments to be made by oil and gas companies;

•	the highly competitive nature of our businesses;

•	our future financial performance, including availability, terms and deployment of capital;

•	the continued availability of qualified personnel;

•	operating risks normally incident to offshore exploration, development and production operations;

•	changes in, or our ability to comply with, government regulations, including those relating to the environment;

•	rapid technological changes; and

•	social, political, military and economic situations in foreign countries where we do business and the possibilities of war, other armed conflicts or terrorist attacks.

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

Part II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Oceaneering’s common stock is listed on the New York Stock Exchange under the symbol OII. The following table sets out, for the periods indicated, the high and low sales prices for our common stock as reported on the New York Stock Exchange (consolidated transaction reporting system):

	Year Ended		Year Ended
	December 31, 2003		December 31, 2002

For the quarter ended:	High	Low	High	Low

March 31	$25.24	$20.66	$29.75	$19.67
June 30	28.50	21.30	32.17	25.60
September 30	26.99	22.35	27.31	18.40
December 31	28.47	21.38	29.25	22.86

On March 2, 2004, there were 423 holders of record of our common stock. On that date, the closing sales price, as quoted on the New York Stock Exchange, was $34.35. We have not made any common stock dividend payments since 1977, and we currently have no plans to pay cash dividends. Our credit agreements contain restrictions on the payment of dividends. See Note 3 of Notes to Consolidated Financial Statements included in this report.

We did not repurchase any shares of our common stock in the fourth quarter of 2003.

OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES

EQUITY COMPENSATION PLAN INFORMATION

The following presents equity compensation plan information as of December 31, 2003:

			Number of securities
			remaining available for
	Number of securities to be		future issuance under equity
	issued upon exercise of	Weighted-average exercise	compensation plans
	outstanding options, warrants	price of outstanding options,	(excluding securities
Plan Category	and rights	warrants and rights	reflected in the first column)

Equity compensation plans approved by security holders	830,050	$21.28	664,850
Equity compensation plans not approved by security holders	1,660,325	$23.16	1,021,540

Total	2,490,375	$22.53	1,686,390

At December 31, 2003, there were: (1) 1,021,540 shares of Oceaneering common stock under equity compensation plans not approved by security holders available for grant, in the form of stock options, stock appreciation rights or stock awards; and (2) 664,850 shares of Oceaneering common stock under equity compensation plans approved by security holders available for grant, in the form of stock options, stock appreciation rights or stock awards, subject to no more than a remaining 2,000 shares being used for awards other than stock options or stock appreciation rights to employees. For a description of the material features of each of these plans, see Note 7 of Notes to Consolidated Financial Statements.

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

Results of Operations:

					Fiscal Year
	Year Ended Dec. 31,			Nine-month	Ended
				Period Ended	March 31,
(in thousands, except per share amounts)	2003	2002	2001	Dec. 31, 2000	2000

Revenue	$639,249	$547,467	$524,660	$306,890	$416,820
Cost of services and products	528,465	433,302	424,329	257,280	348,641

Gross margin	110,784	114,165	100,331	49,610	68,179
Selling, general and administrative expense	56,787	46,462	43,733	30,860	39,343

Income from operations	$53,997	$67,703	$56,598	$18,750	$28,836

Net income	$29,301	$40,133	$31,322	$9,122	$14,669
Diluted earnings per share	1.20	1.63	1.33	0.40	0.65
Depreciation and amortization	56,963	52,341	47,906	30,664	33,948
Capital expenditures	100,370	34,552	57,661	101,641	80,758

Other Financial Data:

	As of December 31,				As of
					March 31,
(in thousands, except ratios)	2003	2002	2001	2000	2000

Working capital ratio	1.69	2.01	1.70	1.52	1.45
Working capital	$91,793	$117,039	$84,655	$52,442	$46,250
Total assets	662,856	590,348	580,331	515,754	453,263
Long-term debt	122,324	117,600	170,000	180,000	128,000
Shareholders’ equity	359,375	313,865	250,216	205,067	194,482

OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES

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

Executive Overview

We generate approximately 80% of our revenue from our services and products provided to the oil and gas industry. In 2003, we operated in what we consider to be a difficult market for oilfield services and products in general. While a decrease of 27%, the $29.3 million net income we earned was the third highest in our history. The decrease was attributable to our Subsea Products segment. In 2004, we expect this segment to increase its earnings.

We believe that growth in our Subsea Products segments will be driven by a rise in the use of subsea completions. Historically, there has been a strong correlation between the number of annual subsea tree orders and the follow on of orders for umbilicals.

The following table shows industry data and projections for worldwide subsea completions by decade.

Number of
Period	Subsea Completions

1960s	68
1970s	87
1980s	426
1990s	1,092
2000s *	3,210

*	industry projection

Publicly available industry estimates project a 43% increase in global subsea tree orders for 2004. We expect this to translate to a comparable increase in umbilical orders, with approximately 75% of the market to be of the steel tube design.

The expansion of our U.S. and Brazil plants will quadruple our steel-tube umbilical manufacturing capability and position us to better participate in this market shift to steel-tube and the stronger market in general.

In 2003, we completed or initiated the following acquisitions and major capital investments:

•	Acquisition of OIS International Inspection plc

•	Acquisition of Nauticos Corporation

•	Acquisition of Reflange, Inc.

•	Acquisition of Rotator AS

•	Equity investment in Medusa Spar LLC

•	Acquisition of 34 work class ROVs from Stolt Offshore S.A. (completed February 2004)

•	Expansion of our umbilical plants in the U.S. and Brazil

•	Acquisition of 54 work class ROVs from Subsea 7 (subject to completion)

For 2004, we expect relatively flat results from our segments other than Subsea Products and ROVs. We expect an increase in our ROV results as a result of (1) the acquisition of 34 work class ROVs from Stolt Offshore S.A. that we completed in February 2004 and (2) the pending acquisition of 54 work class ROVs from the Subsea 7 group of companies, if completed. The closing of the acquisition of the 54 ROVs from the Subsea 7 group is subject to several conditions, including no material adverse findings from our due diligence review, which we were conducting at the time of our filing of this report. Therefore, we cannot provide assurance that this transaction will be completed.

OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES

We use our ROVs in the offshore oil and gas industry to perform a variety of underwater tasks, including drill support, installation and construction support, pipeline inspection and surveys and subsea production facility operation and maintenance. The largest percentage of our ROVs are usually used to provide drill support services. Therefore, utilization of floating drilling rigs is a leading market indicator for this business. The following table shows average floating rig use and our ROV utilization.

	2003	2002	2001

Average number of floating rigs in use	151	159	176
ROV utilization	70%	69%	76%

We also expect a profit contribution from our Medusa Spar LLC investment, which will be reflected in our financial statements as equity earnings (losses) of unconsolidated affiliates.

Critical Accounting Policies and Estimates

We have based the following discussion and analysis of our financial condition and results of operations on our consolidated financial statements, which we have prepared in conformity with accounting principles generally accepted in the United States. These principles require us to make various estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods we present. We base our estimates on historical experience, available information and other assumptions we believe to be reasonable under the circumstances. On an ongoing basis, we evaluate our estimates; however, our actual results may differ from these estimates under different assumptions or conditions. The following discussion summarizes the accounting policies we believe (1) require our management’s most difficult, subjective or complex judgments and (2) are the most critical to our reporting of results of operations and financial position.

Revenue Recognition. We recognize our revenues according to the type of contract involved. On a daily basis, we recognize our billings under contracts that provide for specific time, material and equipment charges, which we bill periodically, ranging from weekly to monthly. We account for significant lump-sum contracts, which we enter into mainly in our Subsea Products and Advanced Technologies segments, and occasionally in our Subsea Projects segment, using the percentage-of-completion method. Under this method, we recognize estimated contract revenue based on costs incurred to date as a percentage of total estimated costs. Changes in the expected cost of materials and labor, productivity, scheduling and other factors affect the total estimated costs. Additionally, external factors, including weather or other factors outside of our control, may also affect the progress and estimated cost of a project’s completion and, therefore, the timing of income and revenue recognition. We routinely review estimates related to our contracts and reflect revisions to profitability in earnings immediately. If a current estimate of total contract cost indicates an ultimate loss on a contract, we recognize the projected loss in full when we determine it. In prior years, we have recorded adjustments to earnings as a result of revisions to contract estimates. These include a loss on our first steel tube umbilical project in 2001. Although we are continually striving to improve our ability to estimate our contract costs and profitability, adjustments to overall contract costs could be significant in future periods. We recognize the remainder of our revenues as we deliver the goods and services and collection is reasonably assured.

Long-lived Assets. We evaluate our property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be appropriate. We base these evaluations on a comparison of the assets’ fair values, which are generally based on forecasts of cash flows associated with the assets, or fair market value of the assets, to the carrying amounts of the assets. Any impairment is recorded as the amount, if any, by which the carrying amounts exceed the fair values. During the years ended December 31, 2002 and 2001, we recorded $0.7 million and $2.1 million, respectively, in impairment charges related to property and equipment. Our expectations regarding future sales and undiscounted cash flows are highly subjective, cover extended periods of time and depend on a number of factors outside our control, such as changes in general economic conditions, laws and regulations. Accordingly, these expectations could differ significantly from year to year.

We expense the costs of repair and maintenance as we incur them, except for drydocking costs associated with our larger vessels. We estimate and accrue these drydock costs over a period of time in advance of future drydockings. We recognize differences between the estimates and actual costs incurred in the income statement.

OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES

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

Income Taxes. Our tax provisions are based on our expected taxable income, statutory rates and tax planning opportunities available to us in the various jurisdictions in which we operate. Determination of taxable income in any jurisdiction requires the interpretation of the related tax laws. We are at risk that a taxing authority’s final determination of our tax liabilities may differ from our interpretation. Our effective tax rate may fluctuate from year to year as our operations are conducted in different taxing jurisdictions, the amount of pre-tax income fluctuates and our estimates regarding the realizability of items such as foreign tax credits may change. Currently payable income tax expense represents either nonresident withholding taxes or the liabilities expected to be reflected on our income tax returns for the current year, while the net deferred tax expense or benefit represents the change in the balance of deferred tax assets or liabilities as reported on our balance sheet.

We establish valuation allowances to reduce deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized in the future. While we have considered estimated future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowances, changes in these estimates and assumptions, as well as changes in tax laws could require us to adjust the valuation allowances for our deferred tax assets. These adjustments to the valuation allowance would impact our income tax provision in the period in which such adjustments are identified and recorded.

For a summary of our major accounting policies and a discussion of recently adopted accounting standards, please read Note 1 to our Consolidated Financial Statements.

Liquidity and Capital Resources

We consider our liquidity and capital resources adequate to support our operations and internally generated growth initiatives. At December 31, 2003, we had working capital of $92 million, including cash of $18 million. Additionally, we had $80 million available under our revolving credit facility, which was scheduled to expire in July 2007. In January 2004, we replaced our $100 million revolving credit facility with an amended and restated $250 million revolving credit facility, with similar terms and a final maturity in January 2008, thereby increasing our available credit by $150 million. We believe this facility is more than sufficient to fund the pending acquisitions of ROV equipment and the expansion of our umbilical capabilities described below. At December 31, 2003, our debt-to-total capitalization ratio was 25%.

We expect operating cash flow to meet our ongoing annual cash requirements, including debt service, for the foreseeable future. Net cash provided by operating activities was $95 million, $123 million and $60 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Our capital expenditures, including business acquisitions, for the years ended December 31, 2003, 2002 and 2001 were $100 million, $35 million and $58 million, respectively. Our capital expenditures during 2003 included the acquisitions of OIS International Inspection plc, Nauticos Corporation, Reflange, Inc. and Rotator AS. The acquisitions totaled $58 million. Our other capital expenditures included additions to our fleet of ROVs to replace older units we retired, the start of costs to upgrade our U.S. and Brazil umbilical plants, and vessel upgrades. Our capital expenditures during 2002 included ROV additions and replacements, a replacement diving service vessel and additions related to the products and controls division of our Subsea Products segment. Our capital expenditures during 2001 included expenditures for additional ROVs, completion of the Ocean Legend and upgrades and life extension of the Ocean Producer necessary for its new seven-year contract, which began in the fourth quarter of 2001.

OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES

In the fourth quarter of 2003, we announced two separate agreements, subject to due diligence and several closing conditions, to acquire a total of 88 work class ROVs, other equipment and related contracts and employees for a total of approximately $160 million. We completed one of these acquisitions, for 34 work class ROVs for approximately $50 million, in February 2004. After this acquisition, we had increased our borrowings under our revolving credit agreement to $65 million, and we had $185 million remaining available committed credit under our revolving credit agreement.

As of December 31, 2003, we had announced plans to expand our U.S. and Brazil umbilical plant capabilities. The U.S. expansion includes a move to a new facility in Panama City, Florida, where we will add steel tube capability and have better deepwater access for the heavier loads involved with steel tube umbilicals. We are also adding steel tube umbilical capability to our existing Brazil facility. We anticipate the total expenditures for the two expansions to be $32 million, $2 million of which we had incurred as of December 31, 2003.

In April 1997, we approved a plan to repurchase up to a maximum of 3 million shares of our common stock, and we completed this plan in 2002, at a total cost of $50 million. We reissued all of these shares through our incentive plans, as restricted stock, contributions to our 401(k) plan or for exercised stock options. For a description of our incentive plans, please read Note 7 to our Consolidated Financial Statements. In September 2002, we approved a plan to repurchase up to 3 million additional shares, or $75 million, of our common stock. Pursuant to this plan, we repurchased 897,800 shares of common stock through the year ended December 31, 2003, at a total cost of $20.1 million. Through December 31, 2003, we had reissued 468,255 of these shares as contributions to our 401(k) plan or for exercised stock options.

We have not guaranteed any debt not reflected on our consolidated balance sheet and do not have any off balance sheet arrangements as defined by SEC rules. In December 2003, we acquired a 50% interest in Medusa Spar LLC. Medusa Spar LLC has a bank loan of approximately 50% of its total capitalization. The bank loan is secured by minimum throughput guarantees by the other investors in Medusa Spar LLC. We expect the minimum throughput guarantees will generate sufficient revenue for Medusa Spar LLC to repay the bank loan. We are under no obligation to provide Medusa Spar LLC or the banks with additional funds to repay the loan. Almost all of the cash flow generated by Medusa Spar LLC will initially be used to repay the bank loan until the loan is retired. After that, the cash flow from Medusa Spar LLC will be available for distribution to the equity holders. As a result, we do not expect to receive material cash distributions from Medusa Spar LLC in 2004. The Medusa Spar LLC is a variable interest entity under Financial Accounting Standards Board Interpretation No. 46 (“FIN No. 46”). As we are not the primary beneficiary of Medusa Spar LLC, we are accounting for our investment in Medusa Spar LLC using the equity method of accounting. Our initial investment in Medusa Spar LLC was $43.7 million.

Our principal source of cash from operating activities is our net income adjusted for the non-cash expenses of depreciation and amortization and stock compensation under our restricted stock plan. In 2001, we had a large increase in our accounts receivable as we had large umbilical contracts in process at the end of 2001. As these were delivered and paid for in 2002, our receivables declined and the payments were an additional source of funds. We utilized $143 million in 2003 in investing activities, in large part attributable to business acquisitions and our investment in Medusa Spar LLC.

Because of our significant foreign operations, we are exposed to currency fluctuations and exchange risks. We generally minimize these risks primarily through matching, to the extent possible, revenues and expenses in the various currencies in which we operate. Cumulative translation adjustments as of December 31, 2003 relate primarily to our permanent investments in and loans to our foreign subsidiaries. See Item 7A – “Quantitative and Qualitative Disclosures about Market Risk.” Inflation has not had a material effect on us in the past two years and no such effect is expected in the near future.

See Item 1 — “Business – Description of Business – Risks and Insurance.”

Results of Operations

The table below sets out our revenue and profitability for the years ended December 31, 2003, 2002 and 2001.

	Year Ended December 31,

(dollars in thousands)	2003	2002	2001

Revenue	$639,249	$547,467	$524,660
Gross Margin	110,784	114,165	100,331
Gross Margin %	17%	21%	19%
Net Income	29,301	40,133	31,322

OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES

Information on our business segments is shown in Note 5 of the Notes to Consolidated Financial Statements included in this report.

Oil and Gas. The table below sets out revenue and profitability for the business segments within our Oil and Gas business for the years ended December 31, 2003, 2002 and 2001.

	Year Ended December 31,

(dollars in thousands)	2003	2002	2001

Remotely Operated Vehicles
Revenue	$160,359	$149,619	$153,929
Gross Margin	42,037	39,538	48,253
Gross Margin %	26%	26%	31%
Operating Income	34,925	32,213	40,159
Operating Income %	22%	22%	26%
Utilization %	70%	69%	76%
Subsea Products
Revenue	107,540	123,227	126,448
Gross Margin	18,416	29,420	20,301
Gross Margin %	17%	24%	16%
Operating Income	4,466	19,655	11,509
Operating Income %	4%	16%	9%
Subsea Projects
Revenue	68,796	78,709	72,085
Gross Margin	10,946	16,418	10,912
Gross Margin %	16%	21%	15%
Operating Income	6,626	12,010	6,434
Operating Income %	10%	15%	9%
Mobile Offshore Production Systems
Revenue	46,836	48,538	39,154
Gross Margin	18,213	21,180	12,518
Gross Margin %	39%	44%	32%
Operating Income	15,712	18,988	10,428
Operating Income %	34%	39%	27%
Inspection
Revenue	136,599	44,026	30,165
Gross Margin	16,557	5,613	4,590
Gross Margin %	12%	13%	15%
Operating Income	5,246	2,508	2,007
Operating Income %	4%	6%	7%
Total Oil and Gas
Revenue	$520,130	$444,119	$421,781
Gross Margin	106,169	112,169	96,574
Gross Margin %	20%	25%	23%
Operating Income	66,975	85,374	70,537
Operating Income %	13%	19%	17%

In response to (1) continued increasing demand to support deepwater drilling and (2) identified future construction and production maintenance work, we extended our ROV fleet expansion program in 1997 by announcing plans for additional new ROVs. These new vehicles are designed for use around the world in water depths to 10,000 feet and in severe weather

OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES

conditions. We have added over 75 of these ROVs to our fleet during the last several years. Except for ROVs acquired from competitors, at this time we do not plan to increase the size of our ROV fleet, but will continue to build replacement units for ones we retire, as we determine necessary.

For 2003, our ROV revenue increased 7% over 2002 from a higher percentage of construction support activities, which have higher dayrates than our drill support activities. Margins percentage remained flat as construction support also has higher operating expenses. We expect the trend of a higher percentage of our ROV revenue being derived from construction support to continue at least through 2004.

For 2002, our ROV revenue was 3% lower than the prior year. Gross margin declined 18% and gross margin percentage declined 5%. These declines resulted from a decrease in fleet utilization of 7%, from 76% to 69%, and an increase in repair and maintenance expenses.

We anticipate ROV utilization and margins to increase in 2004 due to programs we have put in place to improve our ROV marketing and operations, the acquisition of 34 ROVs from Stolt Offshore S.A. and, if completed, the acquisition of 54 additional work class ROVs from the Subsea 7 group of companies.

For 2003, our Subsea Products revenues, margins and gross margin percentages were down due to lower activity at our U.K. and Brazil umbilical plants. In 2003, Subsea Products gross margin was favorably impacted by $2.8 million due to the successful completion and resolution of projects, including a related insurance claim, on a more favorable basis than we had previously anticipated. In 2003, margins were unfavorably impacted by our accrual of $600,000 of personnel severance costs to be incurred associated with the announced move of our U.S. umbilical plant to Panama City, Florida. We expect to incur approximately $1.2 million more of moving expenses, in addition to the capital costs, in 2004.

Our Subsea Products revenue in 2002 was 3% lower than in 2001, while the gross margin and operating income percentages were up 8% and 7%, respectively. In 2001, we were producing our first large steel tube umbilical order at a loss. When we completed the project in the first half of 2001, the resulting available capacity allowed our U.K. plant to take on profitable work. In 2002, we completed manufacturing an order in excess of $30 million in our Brazilian plant. This was the largest umbilical contract in our company’s history.

We anticipate better results from our Subsea Products segment in 2004, as our backlog at December 31, 2003 was higher than it was at December 31, 2002 and bidding activity for deepwater projects is at a higher level than it was in 2003. We expect higher volume of sales, principally to the West Africa and Gulf of Mexico markets.

Our Mobile Offshore Production Systems revenue and gross margins were lower in 2003 than in 2002. During the second quarter of 2002, our customer exercised its option to extend the Ocean Legend contract for an additional two years at a reduced day rate. As a result, our revenue and margin on this contract decreased by approximately $19,000 per day from mid-May 2002.

Our Mobile Offshore Production Systems revenue was up 24% for 2002 as compared to 2001, primarily from a full year of service from the Ocean Legend, as compared to eight months in 2001. Gross margin percentage and operating income percentage were both up 12%. In 2002, we received and recognized $1.3 million as revenue relating to a 2001 dispute with our customer. In addition, the Ocean Producer began operation under a new seven-year contract in the fourth quarter of 2001, at higher revenues and margins than its prior contract.

We anticipate results similar to 2003 from our Mobile Offshore Production Systems operations in 2004.

Our Subsea Projects revenue, margins and margin percentages decreased in 2003 as compared to 2002, and were closer to results attained in 2001. Our 2002 results included a contribution from a significant engineering and specialized diving contract. Margins in 2003 were favorably impacted by reduction in cost estimates of $1.9 million due to the favorable completion of an installation project and the settlement of personal injury claim. In general, levels of deepwater activity in the Gulf of Mexico were lower than we had anticipated at the start of 2003.

In 2004, we expect our Subsea Projects segment to have results comparable to 2003.

OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES

The increases in our Inspection revenues and margins from 2001 are a result of our acquisitions of Gulf Coast International Inspection, Inc. in late 2001 and OIS International Inspection plc in early 2003.

We expect that our margin percentages in our Inspection segment will improve in 2004 as we continue to improve the efficiencies of the combined organizations.

Advanced Technologies. The table below sets out revenue and profitability for this segment for the years ended December 31, 2003, 2002 and 2001.

	Year Ended December 31,

(dollars in thousands)	2003	2002	2001

Revenue	$119,119	$103,348	$102,879
Gross Margin	22,115	20,078	20,342
Gross Margin %	19%	19%	20%
Operating Income	15,067	10,979	12,215
Operating Income %	13%	11%	12%

Our Advanced Technologies segment had higher revenues and gross margins for 2003 than 2002 as a result of increased work from the U.S. Navy, including a contribution from our acquisition of Nauticos in April 2003. This segment’s 2003 results were adversely affected by $500,000 as a result of settling a lawsuit against us for a higher amount than we had anticipated and previously accrued.

Our Advanced Technologies revenue, gross margin and gross margin percentage for 2002 was about the same as for 2001. During 2002 an increase in marine services offset a decline in subsea telecommunication cable ROV services and lower space-related product sales. 2002 operating income declined by $1.2 million, or 10%, due to a $1.4 million charge to selling, general and administrative expenses for a doubtful account receivable related to work performed in prior years for an aerospace industry customer.

We anticipate Advanced Technologies 2004 revenues, gross margin and gross margin percentage to be similar to 2003 results.

Unallocated Expenses. Our unallocated expenses, i.e., those not associated with a specific business segment, within gross margin consist of expenses related to our incentive and deferred compensation plans, including restricted stock and bonuses, as well as other general expenses. Our restricted stock expense varies with the market price of our common stock. Our unallocated expenses within operating income consist of those within gross margin plus general and administrative expenses related to corporate functions. The table below sets out our unallocated expenses for the years ended December 31, 2003, 2002 and 2001.

	Year Ended December 31,

(dollars in thousands)	2003	2002	2001

Gross margin expenses	$(17,500)	$(18,082)	$(16,585)
% of revenue	3%	3%	3%
Operating expenses	(28,045)	(28,650)	(26,154)
% of revenue	4%	5%	5%

Other. The table below sets forth our significant financial statement items below the gross margin line.

	Year Ended December 31,

(dollars in thousands)	2003	2002	2001

Selling, general and administrative expenses	$56,787	$46,462	$43,733
Interest expense, net of amounts capitalized	(7,811)	(8,610)	(9,928)
Equity earnings (losses) of unconsolidated affiliates	40	(906)	1,626
Other income (expense), net	(1,669)	(2,287)	(974)
Provision for income taxes	(15,778)	(16,392)	(16,843)

OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES

Our selling, general and administrative expenses increased in 2003 due to the additional expenses related to companies we acquired during the year. Our selling, general and administrative expenses in 2002 contained a $1.4 million charge for the doubtful account receivable mentioned in the Advanced Technologies segment discussion above. Interest expense decreased in 2003 as a result of lower average borrowings during the year. Interest expense declined in 2002, as we generated sufficient cash flow to reduce our debt by $52 million and increase our cash by $56 million. Interest expense is net of capitalized interest of $2.0 million for the year ended December 31, 2001. In 2002 and 2001, equity in earnings (losses) of unconsolidated affiliates primarily related to our 50% share of our commercial cable laying and maintenance venture. Due to the current condition of the telecommunications market, this venture is currently inactive and the single vessel used in the venture is being marketed for oilfield and other uses. In 2003, our losses in the cable laying venture were offset by income from an ROV joint venture. In 2004, we expect an increase in equity in earnings of unconsolidated affiliates from our investment in Medusa Spar LLC, which we made in December 2003. Other income (expense), net primarily consists of foreign currency gains and losses.

Our effective tax rate, including foreign, state and local taxes, was 35%, 29% and 35% for the years ended December 31, 2003, 2002 and 2001, respectively. We lowered our effective tax rate to 29% in 2002 as we determined that we would be able to realize foreign tax credits and we were able to finalize tax positions related to the foreign vessel and diving operations that we sold in 2000. For 2004, we anticipate an effective tax rate of approximately 35%.

Contractual Obligations

At December 31, 2003 (except as indicated), we had payments due under contractual obligations as follows:

(dollars in thousands)		Payments due by period

Contractual Obligations	Total	2004	2005-2006	2007-2008	After 2008

Long-term Debt	$122,324	$1,152	$21,172	$60,000	$40,000
Operating Leases (1)	67,234	8,251	14,647	10,081	34,255
Purchase Obligations	4,669	3,983	686	—	—
Other Long-term Liabilities	16,748	—	—	—	16,748

TOTAL	$210,975	$13,386	$36,505	$70,081	$91,003

(1)	includes the lease for the Panama City, FL umbilical plant, which we signed in the first quarter of 2004.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are currently exposed to certain market risks arising from transactions we have entered into in the normal course of business. These risks relate to interest rate changes and fluctuations in foreign exchange rates. We do not believe these risks are material. We have not entered into any market risk sensitive instruments for trading purposes. We manage our exposure to interest rate changes through the use of a combination of fixed and floating rate debt. See Note 3 of Notes to Consolidated Financial Statements included in this report for a description of our long-term debt agreements, interest rates and maturities. We believe that significant interest rate changes will not have a material near-term impact on our future earnings or cash flows. Because we operate in various oil and gas exploration and production regions in the world, we conduct a portion of our business in currencies other than the U.S. dollar. The functional currency for many of our international operations is the applicable local currency. We manage our exposure to changes in foreign exchange rates primarily through arranging compensation in U.S. dollars or freely convertible currency and, to the extent possible, by limiting compensation received in other currencies to amounts necessary to meet obligations denominated in those currencies. We use the exchange rates in effect as of the balance sheet date to translate assets and liabilities as to which the functional currency is the local currency, resulting in translation adjustments that we reflect as accumulated other comprehensive income or loss in the shareholders’ equity section of our Consolidated Balance Sheets. We recorded adjustments of $11.7 million and $11.8 million to our equity accounts for the years ended December 31, 2003 and 2002, respectively, to reflect the net impact of the strengthening of various foreign currencies against the U.S. dollar for locations where the functional currency is not the U.S. dollar.

Our Subsea Products business in Brazil conducts much of its operations in U.S. dollars, which is its functional currency. We recorded foreign currency losses of $1.2 million and $1.9 million in our income statements in 2003 and 2002, respectively, related to our foreign operations, primarily in Brazil. A portion of our U.K. subsidiary’s revenues are from U.S. dollar

OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES

denominated contracts. If the U.S. dollar continues to weaken against the British pound sterling, we will incur currency losses for the period the related accounts receivable are outstanding.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

In this report, our consolidated financial statements and supplementary data appear following the signature page to this report and are hereby incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

As we previously disclosed in our current report on Form 8-K dated June 18, 2002, which we filed with the SEC on June 24, 2002, we dismissed Arthur Andersen LLP as our independent auditors and appointed Ernst & Young LLP.

ITEM 9A. CONTROLS AND PROCEDURES.

In accordance with Rules 13a -15 and 15d - 15 under the Securities Exchange Act of 1934, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2003 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There has been no change in our internal control over financial reporting that occurred during the year ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES

Part III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information with respect to the directors and nominees for election to our Board of Directors is incorporated by reference from the section “Election of Directors” in our definitive proxy statement to be filed on or before April 29, 2004, relating to our 2004 Annual Meeting of Shareholders.

Information concerning our Audit Committee and the audit committee financial expert is incorporated by reference from the section entitled “Additional Information relating to our Board of Directors” in the proxy statement referred to in this Item 10. Information concerning our Code of Ethics is incorporated by reference from the section entitled “Code of Ethics” for the Chief Executive Officer and Senior Financial Officers in the proxy statement referred to in this Item 10.

The information with respect to our executive officers is provided under the heading “Executive Officers of the Registrant” following Item 4 of Part I of this report. There are no family relationships between any director or executive officer.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by Item 11 is incorporated by reference from the section “Executive Compensation” in the proxy statement referred to in Item 10 above.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by Item 12 is incorporated by reference from the section “Election of Directors – Security Ownership of Management and Certain Beneficial Owners” in the proxy statement referred to in Item 10 above.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by Item 13 is incorporated by reference from the section “Certain Relationships and Related Transactions” in the proxy statement referred to in Item 10 above.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by Item 14 is incorporated by reference from the section “Ratification of Appointment of Auditors – Fees Incurred by Oceaneering for Ernst & Young LLP” in the proxy statement referred to in Item 10 above.

OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES

Part IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)	Documents filed as part of this report.

1.	Financial Statements.
	(i)	Report of Independent Auditors
	(ii)	Consolidated Balance Sheets
	(iii)	Consolidated Statements of Income
	(iv)	Consolidated Statements of Cash Flows
	(v)	Consolidated Statements of Shareholders’ Equity and Comprehensive Income
	(vi)	Notes to Consolidated Financial Statements
2.	Exhibits:

		Registration
		or File	Form of	Report	Exhibit
		Number	Report	Date	Number

*3.01	Restated Certificate of Incorporation	1-10945	10-K	Dec. 2000	3.01

*3.02	Amended and Restated By-Laws	1-10945	10-K	Dec. 2002	3.02

*4.01	Specimen of Common Stock Certificate	1-10945	10-K	March 1993	4 (a)

*4.02	Amended and Restated Shareholder Rights Agreement dated as of November 16, 2001	1-10945	8-K	Nov. 2001	4.1

*4.03	Note Purchase Agreement dated as of September 8, 1998 relating to $100,000,000 6.72% Senior Notes due September 8, 2010	1-10945	10-Q	Sept. 1998	4.01

4.04	Amended and Restated Credit Agreement ($250,000,000 Revolving Credit Facility with Accordion to $300,000,000) dated as of January 2, 2004

We and certain of our consolidated subsidiaries are parties to debt instruments under which the total amount of securities authorized does not exceed 10% of our total consolidated assets. Pursuant to paragraph 4(ii)(A) of Item 601(b) of Regulation S-K, we agree to furnish a copy of those instruments to the Securities and Exchange Commission on request.

*10.01	Defined Contribution Master Plan and Trust Agreement and Adoption Agreement for the Oceaneering International, Inc. Retirement Investment Plan	1-10945	10-K	Dec. 2001	10.01

*10.02+	Service Agreement dated as of November 16, 2001 between Oceaneering and John R. Huff	1-10945	10-K	Dec. 2001	10.02

*10.03+	2002 Non-Executive Incentive Plan	1-10945	10-Q	Sept. 2002	10.03

*10.04+	Amended and Restated Supplemental Executive Retirement Plan	1-10945	10-Q	Sept. 2002	10.02

*10.05+	1999 Restricted Stock Award Incentive Agreements dated August 19, 1999	1-10945	10-Q	Sept. 1999	10.1

*10.06+	Change of Control Agreements dated as of November 16, 2001 between Oceaneering and John R. Huff, T. Jay Collins, Marvin J. Migura, M. Kevin McEvoy and George R. Haubenreich, Jr., respectively	1-10945	10-K	Dec. 2001	10.06

*10.07+	1999 Bonus Restricted Stock Award Agreements	1-10945	10-K/A	March 2000	10.20

*10.08+	1999 Incentive Plan	1-10945	10-K	March 2000	10.08

10.09+	2003 Bonus Award Plan

*10.10+	1990 Long-Term Incentive Plan	33-36872	S-8	Sept. 1990	4	(f)

*10.11+	1990 Nonemployee Directors Stock Option Plan	33-36872	S-8	Sept. 1990	4	(g)

*10.12+	Form of Indemnification Agreement dated November 16, 2001

OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES

	between Oceaneering and each of its Directors, Marvin J. Migura, M. Kevin McEvoy and George R. Haubenreich, Jr.	1-10945	10-K	Dec. 2001	10.12

*10.14+	1996 Incentive Plan of Oceaneering International, Inc.	1-10945	10-Q	Sept. 1996	10.02

*10.15+	1996 Restricted Stock Award Incentive Agreements dated August 23, 1996	1-10945	10-Q	Sept. 1996	10.03

*10.16+	1997 Bonus Restricted Stock Award Agreements dated April 22, 1997	1-10945	10-K	March 1997	10.20

*10.17+	Amendment No. 1 to 1990 Nonemployee Director Stock Option Plan	1-10945	10-K	March 1999	10.19

*10.18+	1998 Bonus Restricted Stock Award Agreements	1-10945	10-K	March 1999	10.20

*10.19+	2002 Incentive Plan	1-10945	10-Q	June 2002	10.01

*10.20+	Amended and Restated 2002 Restricted Stock Unit Award Agreements with John R. Huff, T. Jay Collins, Marvin J. Migura, M. Kevin McEvoy, George R. Haubenreich, Jr. and John L. Zachary	1-10945	10-Q	Sept. 2002	10.04

*10.21+	Non-qualified Stock Option Award Agreements under the 2002 Incentive Plan with John R. Huff, T. Jay Collins, Marvin J. Migura, M. Kevin McEvoy, George R. Haubenreich, Jr. and John L. Zachary	1-10945	10-Q	Sept. 2002	10.05

12.01	Statement showing Computation of Ratio of Earnings to Fixed Charges

21.01	Subsidiaries of Oceaneering

23.01	Consent of Independent Auditors

31.01	Rule 13a – 14(a)/15d – 14(a) certification of Chief Executive Officer

31.02	Rule 13a – 14(a)/15d – 14(a) certification of Chief Financial Officer

32.01	Section 1350 certification of Chief Executive Officer

32.02	Section 1350 certification of Chief Financial Officer

*	Indicates exhibit previously filed with the Securities and Exchange Commission as indicated and incorporated herein by reference.

+	Indicates management contract or compensatory plan or arrangement.

(b)	Reports on Form 8-K.

We filed or furnished the following reports on Form 8-K during the last quarter of the period covered by this report:

Date	Description

November 10, 2003	Information furnished under Item 12 regarding the press release announcing our financial results for the third quarter of 2003.

November 30, 2003	Information furnished under Item 9, Regulation FD Disclosure, regarding the press release announcing an agreement to acquire ROV-related business operations from Subsea 7.

December 2, 2003	Information furnished under Item 9, Regulation FD Disclosure, regarding the press release announcing our intent to acquire ROV-related business operations from Stolt Offshore B.V.

December 3, 2003	Information furnished under Item 9, Regulation FD Disclosure, regarding the posting of a presentation on our Web site.

December 18, 2003	Information furnished under Item 9, Regulation FD Disclosure, regarding the press release announcing that we finalized our investment to acquire a 50% ownership position in Medusa Spar LLC.

OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OCEANEERING INTERNATIONAL, INC

Date: March 8, 2004	By:	/s/ JOHN R. HUFF

John R. Huff Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ JOHN R. HUFF John R. Huff	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 8, 2004

/s/ MARVIN J. MIGURA Marvin J. Migura	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 8, 2004

/s/ JOHN L. ZACHARY John L. Zachary	Controller (Principal Accounting Officer)	March 8, 2004

/s/ T. JAY COLLINS T. Jay Collins	President, Chief Operating Officer and Director	March 8, 2004

/s/ JEROLD J. DESROCHE Jerold J. DesRoche	Director	March 8, 2004

/s/ DAVID S. HOOKER David S. Hooker	Director	March 8, 2004

/s/ D. MICHAEL HUGHES D. Michael Hughes	Director	March 8, 2004

/s/ HARRIS J. PAPPAS Harris J. Pappas	Director	March 8, 2004

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

REPORT OF INDEPENDENT AUDITORS

To the Shareholders and Board of Directors of Oceaneering International, Inc.:

We have audited the accompanying consolidated balance sheets of Oceaneering International, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, cash flows and shareholders’ equity and comprehensive income for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Oceaneering International, Inc. and subsidiaries as of December 31, 2003 and 2002 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1 to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill and other intangibles.

/s/ ERNST & YOUNG LLP

Houston, Texas
February 27, 2004

OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except share data)	2003	2002
ASSETS
Current Assets:
Cash and cash equivalents	$18,396	$66,201
Accounts receivable, net of allowances for doubtful accounts	139,941	119,393
Revenue in excess of amounts billed	11,265	4,719
Prepaid expenses and other	55,163	42,757

Total current assets	224,765	233,070

Property and Equipment, at cost:
Marine services equipment	383,184	355,523
Mobile offshore production equipment	143,489	138,356
Manufacturing facilities	58,517	49,173
Other	64,909	45,468

	650,099	588,520
Less accumulated depreciation	321,029	266,130

Net property and equipment	329,070	322,390

Other Assets:
Goodwill	38,468	14,658
Investments in unconsolidated affiliates	54,632	11,406
Other	15,921	8,824

Total Assets	$662,856	$590,348

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$32,130	$21,918
Accrued liabilities	85,406	74,105
Income taxes payable	15,436	15,208
Current portion of long-term debt	—	4,800

Total current liabilities	132,972	116,031

Long-term Debt, net of current portion	122,324	112,800

Other Long-term Liabilities	48,185	47,652

Commitments and Contingencies
Shareholders’ Equity:
Common Stock, par value $0.25 per share; 90,000,000 shares authorized; 24,813,289 shares issued	6,203	6,203
Additional paid-in capital	113,704	108,826
Treasury stock; 429,545 and 316,351 shares at cost	(9,563)	(7,309)
Retained earnings	245,051	215,750
Accumulated other comprehensive income (loss)	3,980	(9,605)

Total shareholders’ equity	359,375	313,865

Total Liabilities and Shareholders’ Equity	$662,856	$590,348

The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(in thousands, except per share data)	2003	2002	2001
Revenue	$639,249	$547,467	$524,660
Cost of Services and Products	528,465	433,302	424,329

Gross margin	110,784	114,165	100,331
Selling, General and Administrative Expense	56,787	46,462	43,733

Income from operations	53,997	67,703	56,598
Interest Income	573	668	491
Interest Expense, net of amounts capitalized	(7,811)	(8,610)	(9,928)
Equity earnings (losses) of unconsolidated affiliates	40	(906)	1,626
Other Income (Expense), Net	(1,669)	(2,287)	(974)
Minority Interests	(51)	(43)	352

Income before income taxes	45,079	56,525	48,165
Provision for Income Taxes	(15,778)	(16,392)	(16,843)

Net Income	$29,301	$40,133	$31,322

Basic Earnings per Share	$1.23	$1.67	$1.37
Diluted Earnings per Share	$1.20	$1.63	$1.33
Weighted average number of common shares	23,903	24,047	22,870
Incremental shares from stock options	550	636	760
Weighted average number of common shares and equivalents	24,453	24,683	23,630

The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2003	2002	2001
Cash Flows from Operating Activities:
Net income	$29,301	$40,133	$31,322

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	56,963	52,341	47,906
Noncash compensation and other	10,372	1,786	4,052
Increase (decrease) in cash from:
Accounts receivable and revenue in excess of amounts billed, net	5,856	30,602	(47,297)
Prepaid expenses and other current assets	(2,799)	(2,294)	(1,556)
Other assets	(5,487)	(2,318)	(514)
Accounts payable	2,323	(6,984)	3,814
Accrued liabilities	(2,787)	(8,177)	14,721
Income taxes payable	1,658	8,664	7,526
Other long-term liabilities	(603)	9,468	138

Total adjustments to net income	65,496	83,088	28,790

Net Cash Provided by Operating Activities	94,797	123,221	60,112

Cash Flows from Investing Activities:
Business acquisitions	(57,828)	(2,873)	(4,100)
Purchases of property and equipment and other	(42,542)	(31,679)	(53,561)
Dispositions of property and equipment	668	7,365	115
Decrease (increase) in other investments	(43,227)	2,470	(2,698)

Net Cash Used in Investing Activities	(142,929)	(24,717)	(60,244)

Cash Flows from Financing Activities:
Net proceeds (payments) on revolving credit and other long-term debt, net of expenses	21,935	(23,000)	(42,060)
Proceeds from term loan	—	—	35,000
Payments of term loan	(17,600)	(29,400)	(3,000)
Proceeds from issuance of common stock	9,329	19,147	10,896
Purchases of treasury stock	(13,337)	(9,524)	(141)

Net Cash Provided by (Used in) Financing Activities	327	(42,777)	695

Net Increase (Decrease) in Cash and Cash Equivalents	(47,805)	55,727	563
Cash and Cash Equivalents – Beginning of Period	66,201	10,474	9,911

Cash and Cash Equivalents – End of Period	$18,396	$66,201	$10,474

The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

	Common Stock						Accumulated
	Issued		Additional Paid-in	Unearned	Treasury	Retained	Other Comprehensive
(in thousands)	Shares	Amounts	Capital	Compensation	Stock	Earnings	Income (Loss)	Total
Balance, December 31, 2000	24,017	$6,004	$90,477	$(6,632)	$(13,123)	$144,295	$(15,954)	$205,067
Comprehensive Income:
Net Income	—	—	—	—	—	31,322	—	31,322
Change in fair value of interest rate hedge	—	—	—	—	—	—	64	64
Translation adjustments	—	—	—	—	—	—	(1,383)	(1,383)

Total Comprehensive Income	—	—	—	—	—	31,322	(1,319)	30,003
Restricted stock expense	—	—	—	2,608	—	—	—	2,608
Restricted stock market adjustments	—	—	961	(961)	—	—	—	—
Restricted stock forfeitures	—	—	—	786	(786)	—	—	—
Stock options exercised	—	—	200	—	8,271	—	—	8,471
Tax benefits from stock plans	—	—	1,782	—	—	—	—	1,782
Treasury stock purchases	—	—	—	—	(141)	—	—	(141)
Treasury stock issued to company benefit plan, at average cost	—	—	—	—	2,426	—	—	2,426

Balance, December 31, 2001	24,017	6,004	93,420	(4,199)	(3,353)	175,617	(17,273)	250,216
Comprehensive Income:
Net Income	—	—	—	—	—	40,133	—	40,133
Change in fair value of interest rate hedge	—	—	—	—	—	—	(372)	(372)
Minimum pension liability adjustment	—	—	—	—	—	—	(3,723)	(3,723)
Translation adjustments	—	—	—	—	—	—	11,763	11,763

Total Comprehensive Income	—	—	—	—	—	40,133	7,668	47,801
Restricted stock expense	—	—	—	3,078	—	—	—	3,078
Restricted stock market adjustments	—	—	1,231	(1,231)	—	—	—	—
Restricted stock forfeitures	—	—	—	28	(138)	—	—	(110)
Stock options exercised	786	196	12,268	—	4,635	—	—	17,099
Tax benefits from stock plans	—	—	3,873	—	—	—	—	3,873
Treasury stock purchases	—	—	—	—	(9,524)	—	—	(9,524)
Treasury stock issued to company benefit plan, at average cost	10	3	357	—	1,066	—	—	1,426
Stock grants	—	—	1	—	5	—	—	6

Balance, December 31, 2002	24,813	6,203	111,150	(2,324)	(7,309)	215,750	(9,605)	313,865
Comprehensive Income:
Net Income	—	—	—	—	—	29,301	—	29,301
Change in fair value of interest rate hedge	—	—	—	—	—	—	308	308
Minimum pension liability adjustment	—	—	—	—	—	—	1,542	1,542
Translation adjustments	—	—	—	—	—	—	11,735	11,735

Total Comprehensive Income	—	—	—	—	—	29,301	13,585	42,886
Restricted stock expense	—	—	4,163	1,285	—	—	—	5,448
Stock options exercised	—	—	(2,058)	—	6,756	—	—	4,698
Tax benefits from stock plans	—	—	1,184	—	—	—	—	1,184
Treasury stock purchases	—	—	—	—	(13,337)	—	—	(13,337)
Treasury stock issued to company benefit plan, at average cost	—	—	304	—	4,327	—	—	4,631

Balance, December 31, 2003	24,813	$6,203	$114,743	$(1,039)	$(9,563)	$245,051	$3,980	$359,375

The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF MAJOR ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Oceaneering International, Inc. and our 50% or more owned and controlled subsidiaries. We also consolidate entities that are determined to be Variable Interest Entities as defined in Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (“FIN No. 46”) if we determine that we are the primary beneficiary; otherwise, we account for these entities using the equity method of accounting. We account for our investments in unconsolidated affiliated companies under the equity method. All significant intercompany accounts and transactions have been eliminated.

Cash and Cash Equivalents

Cash and cash equivalents include demand deposits and highly liquid investments with original maturities of three months or less from the date of the investment.

Accounts Receivable – Allowances for Doubtful Accounts

The following table sets forth the activity of our allowances for doubtful accounts receivable:

		Additions
	Balance at				Balance at
	beginning	Charged to	Charged to		end of
(in thousands)	of Period	Costs and Expenses	Other Accounts	Deductions	Period
For the year ended December 31, 2001	$510	$799	$40	$—	$1,349

For the year ended December 31, 2002	$1,349	$1,463	$64	$113	$2,763

For the year ended December 31, 2003	$2,763	$—	$—	$—	$2,763

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	December 31,
(in thousands)	2003	2002
Spare parts for remotely operated vehicles	$12,865	$11,577
Inventories, primarily raw materials	19,595	9,303
Deferred taxes	16,265	16,634
Other	6,438	5,243

Total	$55,163	$42,757

Inventory is priced at lower of cost or market. We determine cost using the weighted-average method.

Property and Equipment

We provide for depreciation of property and equipment primarily on the straight-line method over estimated useful lives of three to 20 years for marine services equipment, up to 12 years for mobile offshore production equipment and three to 25 years for buildings, improvements and other equipment.

OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES

We charge the costs of repair and maintenance of property and equipment to operations as incurred, while we capitalize the costs of improvements. We estimate and accrue in advance for anticipated drydocking expenses of our larger vessels. We recognize differences between the estimates and the actual costs in the income statement.

The following table sets forth the activity of our accruals for drydocking for the periods presented:

		Additions
	Balance at				Balance at
	beginning	Charged to	Charged to		end of
(in thousands)	of Period	Costs and Expenses	Other Accounts	Deductions	Period
For the year ended December 31, 2001	$3,160	$1,293	$(29)	$810	$3,614

For the year ended December 31, 2002	$3,614	$(89)	$63	$1,493	$2,095

For the year ended December 31, 2003	$2,095	$1,291	$109	$1,964	$1,531

We capitalize interest on assets where the construction period is anticipated to be more than three months. We do not allocate general administrative costs to capital projects. Upon the disposition of property and equipment, the related cost and accumulated depreciation accounts are relieved and any resulting gain or loss is included as an adjustment to cost of services and products.

Our management periodically, and upon the occurrence of a triggering event, reviews the realizability of long-lived assets, excluding goodwill and indefinite-lived intangibles, to be held and used by us to determine whether any events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. For long-lived assets to be held and used, we base our evaluation on impairment indicators such as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements and other external market conditions or factors that may be present. If such impairment indicators are present or other factors exist that indicate that the carrying amount of the asset may not recoverable, we determine whether an impairment has occurred through the use of an undiscounted cash flows analysis of the asset at the lowest level for which identifiable cash flows exist, or quoted market prices. If an impairment has occurred, we recognize a loss for the difference between the carrying amount and the fair value of the asset. For assets held for sale or disposal, the fair value of the asset is measured using quoted market prices. Assets are classified as held for sale when we have a plan for disposal of certain assets and those assets meet the held for sale criteria. During the year ended December 31, 2002, we recorded an impairment adjustment of $700,000 in the form of additional depreciation of surplus ROV equipment in the Cost of Services and Products within our ROV business segment. During the year ended December 31, 2001, we recorded an adjustment of $1.5 million, in the form of additional depreciation included in Cost of Services and Products within our Mobile Offshore Production Systems business segment. This adjustment decreased the carrying value of an out-of-service tanker to its estimated scrap value. During the year ended December 31, 2001, we also recorded an impairment adjustment of $600,000 in the form of additional depreciation included in the Cost of Services and Products within the Subsea Projects business segment. This adjustment decreased the carrying value of a crane barge held for sale to its estimated market value. We made no other impairment adjustments during the periods presented.

Business Acquisitions

In January 2003, we acquired OIS International Inspection plc, an international provider of inspection and non-destructive testing services, for approximately $29 million. In April 2003, we acquired Nauticos Corporation, a provider of marine products and services support to government and commercial customers, and Reflange, Inc., a manufacturer of patented metal seal piping connectors and a supplier of on-site machining services, for approximately $8 million and $5 million, respectively. In September 2003, we acquired Rotator AS, a designer and manufacturer of subsea control valves, topside control valves, subsea chemical injection valves and specialty control panels, for approximately $15 million. These acquisitions were accounted for using the purchase method of accounting, with the purchase price being allocated to the net assets acquired based on their fair market values at the date of acquisition. We have made preliminary purchase price allocations based on estimates using information currently available to us, and the allocations are subject to change when we obtain final asset and liability valuations. Our current estimate of goodwill associated with these four acquisitions is $22 million. These acquisitions were

OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES

not material. As a result, we have not included pro forma information. The results of operations of OIS International Inspection plc, Nauticos Corporation, Reflange, Inc. and Rotator AS are included in our consolidated statements of income from the respective dates of acquisition.

Goodwill

Effective January 1, 2002, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. This standard changed the accounting for goodwill and certain other intangible assets from an amortization method to an impairment-only approach. The standard also requires a reassessment of the useful lives of identifiable intangible assets other than goodwill and at least an annual test for impairment of goodwill and intangible assets with indefinite lives.

In accordance with the requirements of SFAS No. 142, we tested the goodwill attributable to each of our reporting units for impairment as of January 1, 2001, December 31, 2002 and 2003 and concluded that there was no impairment. Our reporting units are the product and service lines one level below our reportable business segments, except for Inspection and Subsea Projects, which are each a single reporting unit. Prior to 2003, Inspection and Subsea Projects combined to form the Other Services segment, and each was a reporting unit one level below the segment. We estimated fair value using discounted cash flow methodologies and market comparable information.

Had we accounted for our goodwill and certain other intangible assets under SFAS No. 142 for all prior periods presented, our net income and earnings per common share for the year ended December 31, 2001 would have been as follows:

(in thousands, except per share amounts)
Reported net income	$31,322
Amortization expense, net of tax	1,102

Net income, as adjusted	$32,424

Earnings per common share, as adjusted:
Basic	$1.42

Diluted	$1.37

Revenue Recognition

Our revenue is primarily derived from billings under contracts that provide for specific time, material and equipment charges, which are accrued daily and billed periodically, ranging from weekly to monthly. Significant lump-sum contracts, which occur particularly in our Subsea Products and Advanced Technologies segments, are accounted for using the percentage-of-completion method. Under this method, we measure the extent of progress toward completion based on costs incurred to date as a percentage of total estimated costs. Changes in the expected cost of materials and labor, productivity, scheduling and other factors affect the total estimated costs. Additionally, external factors, including weather or other factors outside of our control, may also affect the progress and estimated cost of a project’s completion and, therefore, the timing of income and revenue recognition. We record anticipated losses on contracts, if any, in the period during which those losses are first determinable.

Revenue in Excess of Amounts Billed relates to recoverable costs and accrued profits on contracts in process. Billings in Excess of Revenue Recognized on uncompleted contracts are classified in accrued liabilities.

Revenue in Excess of Amounts Billed is summarized as follows:

	December 31,
(in thousands)	2003	2002
Revenues recognized on uncompleted contracts	$73,557	$46,363
Less: Billings of customers	(62,292)	(41,644)

Revenue in excess of amounts billed	$11,265	$4,719

OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES

Billings in Excess of Revenue Recognized on uncompleted lump-sum contracts accounted for using the percentage-of-completion method are summarized as follows:

	December 31,
(in thousands)	2003	2002
Amounts billed to customers	$34,523	$23,155
Less: Revenues recognized	(26,478)	(20,073)

Billings in excess of revenue recognized	$8,045	$3,082

Stock-Based Compensation

As permitted under SFAS No. 123, Accounting for Stock-Based Compensation, we use the intrinsic value method of accounting established by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, to account for our stock-based compensation programs. Accordingly, we do not recognize any compensation expense when the exercise price of an employee stock option is equal to the Common Share market price on the grant date. The following illustrates the pro forma effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123:

	Year Ended December 31,
(in thousands, except per share)	2003	2002	2001
Net income:
As reported	$29,301	$40,133	$31,322
Employee stock-based compensation expense included in net income, net of income tax benefit	5,315	3,882	3,320
Pro forma compensation expense determined under fair value methods for all awards, net of income tax benefit	(11,197)	(8,880)	(7,127)

Pro forma	$23,419	$35,135	$27,515

Pro forma earnings per common share:
Basic	$0.98	$1.46	$1.20

Diluted	$0.96	$1.42	$1.16

Reported earnings per common share:
Basic	$1.23	$1.67	$1.37

Diluted	$1.20	$1.63	$1.33

For purposes of these pro forma disclosures, the fair value of each option grant is estimated on the date of grant using a Black-Scholes option pricing model. The following assumptions for the years ended December 31, 2003, 2002 and 2001, respectively, were computed on a weighted average basis: expected volatility of 45.0%, 49.2% and 57.1%; risk-free interest rate of 2.26%, 1.94% and 4.69%; expected life of 3.0 years; and no expected dividends. The weighted average fair value of the options granted in the years ended December 2003, 2002 and 2001 was $7.57, $8.74 and $9.98, respectively. The estimated fair value of the options is amortized to pro forma expense over the options’ expected lives.

Income Taxes

We provide income taxes at appropriate tax rates in accordance with our interpretation of the respective tax laws and regulations after review and consultation with our internal tax department, tax advisors and, in some cases, legal counsel in various jurisdictions. We provide for deferred income taxes for temporary differences in the recognition of income and expense for financial and tax reporting purposes. Our policy is to provide for deferred U.S. income taxes on foreign income only to the extent such income is not to be invested indefinitely in the related foreign entity.

OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES

Foreign Currency Translation

The functional currency for several of our foreign subsidiaries is the applicable local currency. Results of operations for foreign subsidiaries with functional currencies other than the U.S. dollar are translated into U.S. dollars using average exchange rates during the period. Assets and liabilities of these foreign subsidiaries are translated into U.S. dollars using the exchange rates in effect at the balance sheet date, and the resulting translation adjustments are accumulated as a component of shareholders’ equity. All foreign currency transaction gains and losses are recognized currently in the Consolidated Statements of Income.

Our subsidiary in Brazil uses the U.S. dollar as its functional currency. These financial statements are translated as follows: nonmonetary assets, share par value and paid-in capital are translated at historical exchange rates; revenue and expenses are translated at the average rates of exchange during the period, except for depreciation and amortization and material transfers from inventory, which are translated at historical exchange rates; and all other financial statement accounts are translated at the rate of exchange at the end of each period. Remeasurement adjustments are credited or charged directly to income.

Earnings Per Share

Basic and diluted earnings per share are computed by dividing net income by the weighted average number of common shares and the weighted average number of common shares plus common share equivalents, respectively. The weighted average number of common shares and equivalents for 2003, 2002 and 2001 exclude averages of 899,000, 341,000 and 667,000 stock options, respectively, which were antidilutive.

Financial Instruments

We recognize all derivative instruments as either assets or liabilities in the balance sheet and measure those instruments at fair value. Subsequent changes in fair value are reflected in current earnings or other comprehensive income, depending on whether a derivative instrument is designated as part of a hedge relationship and, if it is, the type of hedge relationship.

Reclassifications

We have reclassified certain amounts from prior years, particularly segment information, to conform with the current year presentation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires that our management make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates.

New Accounting Standards

In November 2002, a consensus was reached on EITF Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables (“EITF No. 00-21”). EITF No. 00-21 provides guidance on how to determine when an arrangement that involves multiple revenue-generating activities or deliverables should be divided into separate units of accounting for revenue recognition purposes, and if this division is required, how the arrangement consideration should be allocated among the separate units of accounting. The guidance is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF No. 00-21 did not have a material effect on our consolidated financial statements.

In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities. FIN No. 46 requires a company to consolidate a variable interest entity if it is designated as the primary beneficiary of that entity. A variable interest entity is generally defined as an entity whose equity is insufficient to absorb the expected losses or whose owners lack the risk and rewards of ownership. FIN No. 46 is effective for all variable interest entities created or modified after January 31, 2003 and requires certain disclosures for all variable interest entities. In December 2003, the FASB published a revision to FIN No. 46 (“FIN No. 46R”) to clarify some of the provisions of the Interpretation and to defer the effective date of implementation for certain entities created before January 31, 2003. Under the guidance of FIN No. 46R, entities that do not have interests in

OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES

structures that are commonly referred to as special purpose entities (“SPEs”) are required to apply the provisions of the Interpretation in financials statements for periods ending after March 14, 2004. The adoption of the provisions applicable to SPEs and all other variable interests obtained after January 31, 2003 did not have a material impact on our consolidated financial position, results of operations or liquidity. For all other interests, we are currently evaluating the impact this interpretation will have on our financial statements. In December 2003, we purchased a 50% equity interest in Medusa Spar LLC for $43.7 million. Medusa Spar LLC owns a 75% interest of a production spar platform. Medusa Spar LLC’s revenue is derived from processing oil and gas production for a fee based on the volumes processed (throughput). The majority working interest owner of the Medusa field, the spar’s initial location, has committed to deliver a minimum throughput, which we expect will generate sufficient revenue to repay Medusa Spar LLC’s bank debt. The Medusa Spar LLC financed its acquisition of its 75% interest in the production spar platform using approximately 50% debt and 50% equity from its equity holders. Our maximum exposure to loss from our investment in Medusa Spar LLC is our $43.7 million investment. Medusa Spar LLC is a variable interest entity. As we are not the primary beneficiary under FIN 46, we are accounting for our investment in Medusa Spar LLC under the equity method of accounting.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and must be applied to our existing financial instruments effective July 1, 2003, the beginning of the first fiscal period after June 15, 2003. The adoption of SFAS No. 150 did not have a material effect on our consolidated financial statements.

In December 2003, the FASB issued SFAS No. 132 (Revised 2003), Employers’ Disclosures about Pensions and other Postretirement Benefits. The statement requires additional disclosures describing the types of plan assets, investment strategy, measurement date, plan obligations, cash flows and components of net periodic benefit cost recognized during interim periods. This statement is generally effective for financial statements with fiscal years ending after December 15, 2003, although its provisions regarding disclosure of information about foreign plans and disclosure of estimated future payments are not effective until 2004. The adoption of SFAS No. 132 did not have a material effect on our consolidated financial statements.

2.	INCOME TAXES

We file a consolidated U.S. federal income tax return for Oceaneering International, Inc. and our domestic subsidiaries, including acquired companies from their respective dates of acquisition. We conduct our international operations in a number of locations that have varying laws and regulations with regard to income and other taxes, some of which are subject to interpretation. Our management believes that adequate provisions have been made for all taxes that will ultimately be payable, although final determination of tax liabilities may differ from our estimates. On a geographic basis, loss before minority interests and income taxes attributable to the United States was $(1.9) million, $(1.6) million and $(6.3) million for the years ended December 31, 2003, 2002 and 2001, respectively. The following table sets forth Oceaneering’s provisions for income taxes.

	Year Ended December 31,
(in thousands)	2003	2002	2001
U.S. federal and state	$2,550	$(1,493)	$8,779
Foreign	13,228	17,885	8,064

Total provision	$15,778	$16,392	$16,843

Current	$16,261	$20,971	$13,643
Deferred	(483)	(4,579)	3,200

Total provision	$15,778	$16,392	$16,843

Cash taxes paid	$16,890	$12,976	$10,320

OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES

As of December 31, 2003, our Brazil subsidiary had net operating loss carryforwards (“NOLs”) of approximately $3.7 million, which are available to reduce future Brazilian income taxes that would otherwise be payable.

As of December 31, 2003 and 2002, our worldwide deferred tax assets and liabilities were as follows:

	December 31,
(in thousands)	2003	2002
Current deferred tax assets	$16,265	$16,634

Gross deferred tax assets – long-term	$1,393	$1,928
Valuation allowance	(1,307)	(1,864)

Net deferred tax assets – long-term	$86	$64

Deferred tax liabilities	$24,154	$24,984

Our current deferred tax assets relate to self-insurance reserves, expected tax refunds and expected foreign tax credits.

Our gross deferred tax assets – long-term consist primarily of NOLs in our Brazilian subsidiary, which have no expiration date, and reserves for which a tax deduction has not yet been allowed. Deferred tax liabilities consist primarily of depreciation and amortization book/tax differences and provisions for income of foreign subsidiaries expected to be repatriated, net of restricted stock book/tax differences which will turn around in the same time period. We have $17 million of earnings of our Swiss subsidiary, Oceaneering International AG, that we consider indefinitely reinvested outside the United States and that we do not expect to repatriate.

We have established a valuation allowance for deferred tax assets after taking into account factors that are likely to affect our ability to utilize the tax assets. In particular, we conduct our business through several foreign subsidiaries and, although we expect our consolidated operations to be profitable, there is no assurance that profits will be earned in entities or jurisdictions that have NOLs available. Changes in the valuation allowance primarily relate to the utilization of foreign NOLs and realization of foreign tax credits. Income taxes, computed by applying the federal statutory income tax rate of 35% to income before income taxes and minority interests, are reconciled to the actual provisions for income taxes as follows:

	Year Ended December 31,
(in thousands)	2003	2002	2001
Computed U.S. statutory expense	$15,795	$19,799	$16,735
Change in valuation allowances	(557)	(1,286)	(2,450)
Withholding taxes and foreign earnings taxed at rates different from U.S. statutory rates	206	(1,687)	3,543
State and local taxes and other, net	334	(434)	(985)

Total provision for income taxes	$15,778	$16,392	$16,843

OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES

3.	DEBT

Long-term Debt consisted of the following:

	December 31,
(in thousands)	2003	2002
6.72% Senior Notes	$100,000	$100,000
Revolving credit facility	20,000	—
Software vendor financing	2,324	—
Term loan agreement	—	17,600

Long-term Debt	122,324	117,600
Less: current portion	—	(4,800)

Long-term Debt, net of current portion	$122,324	$112,800

We have $100 million aggregate principal amount of 6.72% Senior Notes outstanding and scheduled to be paid in five equal annual installments beginning September 2006.

As of December 31, 2003, we had a $100 million revolving credit facility (the “Credit Agreement”). There was a facility fee ranging from .20% to .30% per annum, depending on our debt-to-capitalization ratio, on the banks’ commitments. Principal maturity was in July 2007. Under the Credit Agreement, Oceaneering had the option to borrow dollars at the London Interbank Offered Rate (“LIBOR”) plus a margin ranging from .55% to 1.075%, depending on our debt-to-capitalization ratio, or at the agent bank’s prime rate. There were $20 million of borrowings under the Credit Agreement at December 31, 2003.

In January 2004, we replaced the $100 million revolving credit agreement facility with an amended and restated $250 million revolving credit facility. The $250 million credit agreement has similar terms as the $100 million credit agreement described above, with a final maturity in January 2008.

Taking into account the terms of the $250 million revolving credit facility of January 2004, scheduled maturities of Long-term Debt outstanding as of December 31, 2003 were as follows:

			Software Vendor
(in thousands)	6.72% Notes	Revolving Credit	Financing	Total
2004	$—	$—	$1,152	$1,152
2005	—	—	1,172	1,172
2006	20,000	—	—	20,000
2007	20,000	—	—	20,000
2008	20,000	20,000	—	40,000
Thereafter	40,000	—	—	40,000

Total	$100,000	$20,000	$2,324	$122,324

Maturities in 2004 are not classified as current as of December 31, 2003 since we can extend the maturity by reborrowing under the revolving credit facility with a maturity date after one year.

The 6.72% Senior Notes contain restrictive covenants as to minimum net worth, debt-to-capitalization ratio, fixed charge coverage, interest coverage and restricted payments. Restricted payments, which include dividends and treasury stock purchases, are limited from April 1, 1998, on a net basis, to the sum of $25 million plus 50% of our consolidated net income after April 1, 1998, plus cash proceeds from any sales of our common stock. The $250 million revolving credit agreement contains restrictive covenants as to minimum net worth, debt-to-capitalization ratio, interest coverage and restricted payments. Under the revolving credit agreement, restricted payments, which include dividends and treasury stock purchases, are limited to $100 million plus the sum of, since October 1, 2003, 50% of our consolidated net income plus any cash proceeds from any sales of our common stock.

Cash interest payments of $8.0 million, $8.7 million and $12.0 million were made in the years ended December 31, 2003, 2002 and 2001, respectively. Interest charges of $2.0 million were capitalized as part of construction-in-progress in the year ended December 31, 2001.

OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES

4.	COMMITMENTS AND CONTINGENCIES

Lease Commitments

At December 31, 2003, we occupied several facilities under noncancellable operating leases expiring at various dates through 2091. Future minimum rentals under these leases are as follows:

(in thousands)
2004	$8,148
2005	7,577
2006	5,838
2007	4,953
2008	3,896
Thereafter	31,122

Total Lease Commitments	$61,534

Rental expense, which includes hire of vessels, specialized equipment and real estate rental, was approximately $18.5 million, $14 million and $14 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Insurance

We self-insure for workers’ compensation, maritime employer’s liability and comprehensive general liability claims to levels we consider financially prudent and carry insurance for exposures beyond the self-insurance levels, which can be by occurrence or in the aggregate. We determine the level of accruals by reviewing our historical experience and current year claim activity. We do not record accruals on a present-value basis. We review each claim with insurance adjusters and establish specific reserves for all known liabilities. We establish an additional reserve for incidents incurred but not reported to us for each year using management estimates and based on prior experience. We believe that we have established adequate accruals for uninsured expected liabilities arising from those obligations.

Litigation

Various actions and claims are pending against us, most of which are covered by insurance. In the opinion of our management, the ultimate liability, if any, that may result from these actions and claims will not materially affect our financial position or results of operations.

Letters of Credit

We had $28 million and $23 million in letters of credit outstanding as of December 31, 2003 and 2002, respectively, as guarantees in force for self-insurance requirements and various performance and bid bonds, which are usually for the duration of the applicable contract.

Financial Instruments and Risk Concentration

In the normal course of business, we manage risks associated with foreign exchange rates and interest rates through a variety of strategies, including the use of hedging transactions. As a matter of policy, we do not use derivative instruments unless there is an underlying exposure. We do not use derivative instruments for trading or speculative purposes.

As of December 31, 2002, we had an interest rate hedge in place, which fixed three-month LIBOR at 3.24%, effective January 2, 2002. This applied to the scheduled balance of the Term Loan, and the amount reduced by the scheduled amortization of the Term Loan. When we made a $21 million prepayment of principal of the Term Loan in the second quarter of 2002, the remaining scheduled maturities of the Term Loan changed. We revised the hedge to match the rescheduled maturities of the Term Loan. We charged $118,000 to interest expense as a result of the change. In the third quarter of 2003, we repaid the Term Loan with the initial proceeds of a new revolving credit agreement. As a result, we terminated the remainder of the hedge and charged the $203,000 cost of terminating the hedge to interest expense.

OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES

Other financial instruments that potentially subject us to concentrations of credit risk are primarily cash and cash equivalents and accounts receivable. The carrying values of cash and cash equivalents and bank borrowings approximate their fair values due to the short maturity of those instruments or the short-term duration of the associated interest rate periods. Accounts receivable are generated from a broad and diverse group of customers, primarily from within the energy industry, which is our major source of revenue. Due to their short term nature, carrying value of our accounts receivable approximates fair market value. We maintain an allowance for doubtful accounts based on expected collectibility.

We estimated the fair value of our $100 million of 6.72% Senior Notes to be $109 million as of December 31, 2003. This estimate was arrived at by computing the present value of the future principal and interest payments using a yield-to-maturity interest rate for securities of similar quality and term.

5.	OPERATIONS BY BUSINESS SEGMENT AND GEOGRAPHIC AREA

Business Segment Information

We supply a comprehensive range of integrated technical services to a variety of industries and we are one of the world’s largest underwater services contractors. Our Oil and Gas business consists of Remotely Operated Vehicles (“ROVs”), Subsea Products, Subsea Projects, Mobile Offshore Production Systems and Inspection. Our ROV segment provides submersible vehicles operated from the surface to support offshore oil and gas exploration, production and construction activities. Our Subsea Products segment supplies umbilicals, production control equipment, pipeline repair systems and ROV tooling and work packages. Our Subsea Projects segment provides multiservice vessels, oilfield diving and support vessel operations, which are used primarily in inspection, repair and maintenance activities. Our Inspection segment provides customers with a wide range of third-party inspection services to satisfy contractual structural specifications, internal safety standards and regulatory requirements. Our Advanced Technologies business provides project management, engineering services and equipment for applications in non-oilfield markets. Unallocated Expenses are those not associated with a specific business segment. These consist of expenses related to our incentive and deferred compensation plans, including restricted stock and bonuses, as well as other general expenses, including corporate administrative expenses.

OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES

The following table presents Revenues, Income from Operations and Depreciation and Amortization Expense by business segment:

	Year Ended December 31,
(in thousands)	2003	2002	2001
Revenue
Oil and Gas
Remotely Operated Vehicles	$160,359	$149,619	$153,929
Subsea Products	107,540	123,227	126,448
Subsea Projects	68,796	78,709	72,085
Mobile Offshore Production Systems	46,836	48,538	39,154
Inspection	136,599	44,026	30,165

Total Oil and Gas	520,130	444,119	421,781
Advanced Technologies	119,119	103,348	102,879

Total	$639,249	$547,467	$524,660

Income from Operations
Oil and Gas
Remotely Operated Vehicles	$34,925	$32,213	$40,159
Subsea Products	4,466	19,655	11,509
Subsea Projects	6,626	12,010	6,434
Mobile Offshore Production Systems	15,712	18,988	10,428
Inspection	5,246	2,508	2,007

Total Oil and Gas	66,975	85,374	70,537
Advanced Technologies	15,067	10,979	12,215
Unallocated Expenses	(28,045)	(28,650)	(26,154)

Total	$53,997	$67,703	$56,598

Depreciation and Amortization Expense
Oil and Gas
Remotely Operated Vehicles	$27,175	$25,642	$22,217
Subsea Products	7,210	5,364	5,128
Subsea Projects	5,274	6,224	7,433
Mobile Offshore Production Systems	10,415	10,280	8,699
Inspection	4,103	995	531

Total Oil and Gas	54,177	48,505	44,008
Advanced Technologies	2,004	2,554	2,557
Unallocated Expenses	782	1,282	1,341

Total	$56,963	$52,341	$47,906

OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES

The following tables present Assets, Goodwill and Capital Expenditures by business segment as of and for the periods indicated:

	As of December 31,
(in thousands)	2003	2002
Assets
Oil and Gas
Remotely Operated Vehicles	$158,089	$161,657
Subsea Products	117,953	98,816
Subsea Projects	71,719	59,308
Mobile Offshore Production Systems	137,508	98,899
Inspection	65,899	25,651

Total Oil and Gas	551,168	444,331
Advanced Technologies	49,345	42,716
Corporate and Other	62,343	103,301

Total	$662,856	$590,348

Goodwill
Oil and Gas
Remotely Operated Vehicles	$190	$190
Subsea Products	15,616	4,449
Inspection	12,208	4,541

Total Oil and Gas	28,014	9,180
Advanced Technologies	10,454	5,478

Total	$38,468	$14,658

	Year Ended December 31,
(in thousands)	2003	2002	2001
Capital Expenditures
Oil and Gas
Remotely Operated Vehicles	$22,320	$13,107	$23,242
Subsea Products	26,629	11,067	8,506
Subsea Projects	5,828	4,713	1,199
Mobile Offshore Production Systems	1,043	1,559	19,225
Inspection	30,710	1,949	3,879

Total Oil and Gas	86,530	32,395	56,051
Advanced Technologies	12,047	1,499	1,610
Corporate and Other	1,793	658	—

Total	$100,370	$34,552	$57,661

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

No individual customer accounted for more than 10% of our consolidated revenue in any of the years ended December 31, 2003, 2002 or 2001.

OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES

Geographic Operating Areas

The following table summarizes certain financial data by geographic area:

	Year Ended December 31,
(in thousands)	2003	2002	2001
Revenue
United States	$305,444	$292,085	$278,390
United Kingdom	105,991	53,811	43,173
Africa	77,643	69,663	60,200
Brazil	16,901	32,187	40,349
Australia	29,543	28,737	23,665
Norway	36,019	27,111	27,671
Indonesia	14,537	9,242	8,116
Other Asia	28,882	16,998	23,376
Other	24,289	17,633	19,720

Total	$639,249	$547,467	$524,660

Long-Lived Assets
United States	$225,955	$172,249	$184,375
Europe	80,014	51,664	40,023
Africa	21,730	18,162	26,012
Asia	13,711	16,024	23,234
Australia	69,752	76,719	86,968
Brazil	14,877	15,317	8,792

Total	$426,039	$350,135	$369,404

Revenue is based on location where services are performed and facility location for products.

6.	ACCRUED LIABILITIES AND OTHER LONG-TERM LIABILITIES

Accrued liabilities and other long-term liabilities consisted of the following:

	December 31,
(in thousands)	2003	2002
Accrued Liabilities:
Payroll and related costs	$34,914	$32,186
Accrued job costs	16,175	17,837
Self-insurance reserves for claims expected to be paid within one year	6,640	7,489
Billings in excess of revenue recognized	15,882	7,529
Other	11,795	9,064

Total Accrued Liabilities	$85,406	$74,105

Other Long-Term Liabilities:
Deferred income taxes	$24,154	$24,984
Self-insurance reserves not expected to be paid within one year	5,123	10,304
Accrued defined benefit plan obligations	5,239	5,576
Supplemental Executive Retirement Plan	11,509	6,165
Minority interests and other	2,160	623

Total Other Long-Term Liabilities	$48,185	$47,652

OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES

7.	EMPLOYEE BENEFIT PLANS AND SHAREHOLDER RIGHTS PLAN

Retirement Investment Plans

We have three separate employee retirement investment plans that, taken together, cover most of our full-time employees. The Oceaneering Retirement Investment Plan is a 401(k) plan in which U.S. employees may participate by deferring a portion of their gross monthly salary and directing us to contribute the deferred amount to the plan. We match a portion of the employees’ deferred compensation. Our contributions to the plan were $4,688,000, $4,140,000 and $3,679,000 for the plan years ended December 31, 2003, 2002 and 2001, respectively.

The second plan is the Oceaneering International Services Pension Scheme for employees in the United Kingdom. Under this plan, employees may contribute a portion of their gross monthly salary. We also contribute an amount equal to a portion of the participant’s gross monthly salary. Our contributions to this plan for the years ended December 31, 2003, 2002 and 2001 were $739,000, $295,000 and $207,000, respectively. At December 31, 2001, the plan assets exceeded its projected benefit obligations. At December 31, 2003 and 2002, plan assets were $3.3 million and $4.6 million less than the projected benefit obligations of $11.4 million and $11.1 million, respectively. The change in 2002 was due to the performance of plan investments being less than projected and changes in the U.K. life expectancy tables. We also make matching contributions to other foreign employee savings plans similar in nature to a 401(k). In 2003, these contributions, primarily related to a plan associated with a U.K. subsidiary that we acquired in 2003, were $1,407,000.

The third plan is the Oceaneering International, Inc. Supplemental Executive Retirement Plan, which covers selected key management employees and executives, as approved by the Compensation Committee of our Board of Directors (the “Compensation Committee”). Under this plan, we accrue an amount determined as a percentage of the participant’s gross monthly salary and the amounts accrued are treated as if they are invested in one or more investment vehicles pursuant to this plan. Expenses related to this plan during the years ended December 31, 2003, 2002 and 2001 were $2,288,000, $2,017,000 and $2,134,000, respectively.

Incentive and Stock Option Plans

Under the 2002 Incentive Plan and the 2002 Non-Executive Incentive Plan (the “Incentive Plans”), totals of 1,325,000 and 2,500,000 shares of our common stock, respectively, were made available for awards to employees and other persons (excluding (1) nonemployee directors except with respect to automatic grants as described below, and, (2) executive officers, in the case of the 2002 Non-Executive Incentive Plan, which is not a shareholder-approved plan) having an important business relationship or affiliation with us. Under the shareholder-approved 2002 Incentive Plan, each of our directors is automatically granted an option to purchase 10,000 shares of our common stock on the date the director becomes a nonemployee director and each year thereafter at an exercise price per share equal to the fair market value of a share of our common stock on the date the option was granted. These options granted to nonemployee directors become fully exercisable six months following the date of grant.

The Incentive Plans are administered by the Compensation Committee, which determines the type or types of award(s) to be made to each participant and sets forth in the related award agreement the terms, conditions and limitations applicable to each award. The Compensation Committee may grant stock options, stock appreciation rights and stock and cash awards. Options outstanding under the Incentive Plans and prior plans vest over a three- or four-year period and are exercisable over a period of four, five or ten years after the date of grant or five years after the date of vesting. Under the Incentive Plans, a stock option must have a term not exceeding five years from the date of grant and must have an exercise price of not less than the fair market value of a share of our common stock on the date of grant. The Compensation Committee may not: (1) grant, in exchange for a stock option, a new stock option having a lower exercise price; or (2) reduce the exercise price of a stock option.

We recognize no compensation cost for stock options we issued unless options are granted at an option price below the fair market value of the stock at the date of the grant. See Note 1 – “Summary of Major Accounting Policies – Stock-Based Compensation” for fair market values and pro forma financial effects had compensation cost for these stock options been determined based on fair value.

OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES

Information regarding option plans is as follows:

	Shares Under	Weighted Average
	Option	Exercise Price
Balance at December 31, 2000	2,348,275	$14.40
Granted	748,400	23.57
Exercised	(620,685)	13.74
Forfeited	(141,330)	17.19

Balance at December 31, 2001	2,334,660	17.35
Granted	774,600	24.99
Exercised	(1,088,085)	15.65
Forfeited	(43,200)	19.50

Balance at December 31, 2002	1,977,975	21.23
Granted	843,600	23.10
Exercised	(296,500)	15.37
Forfeited	(34,700)	23.15

Balance at December 31, 2003	2,490,375	$22.53

The following table provides information about the options outstanding at December 31, 2003.

	Outstanding			Exercisable
		Weighted
	Number of	Average	Weighted	Number of	Weighted
Range of	Shares at	Remaining	Average	Shares at	Average
Exercise	December 31,	Contractual	Exercise	December 31,	Exercise
Prices	2003	Life (years)	Price	2003	Price
$4.72 – 14.37	257,150	1.69	$13.89	257,150	$13.89
$14.38 – 19.50	115,050	1.20	$16.66	111,850	$16.63
$19.51 – 27.88	2,118,175	3.72	$23.90	821,725	$24.46

Restricted Stock Plan Information

During the year ended December 31, 2002, the Compensation Committee granted restricted units of our common stock to certain of our key executives and employees. No restricted common stock units or restricted common stock were granted in 2003 or 2001. These grants are subject to earning requirements on the basis of a percentage change between the price of our common stock versus the average of the common stock price of a peer group of companies over a three-year period. Up to one-third of the grants made in 2002 may be earned each year depending on our cumulative common stock performance, with any amount earned subject to vesting in five equal installments over a five-year period, conditional upon continued employment. At the time of vesting of a restricted common stock unit, the participant will be issued a share of our common stock for each common stock unit vested. At the time of each vesting, a participant receives a tax-assistance payment. With regard to the grants of restricted common stock made prior to 2001, the employee must reimburse us for the tax-assistance payment if the vested common stock is sold by the employee within three years after the vesting date. As of December 31, 2003, one-third of the grants made in 2002 had been earned. As of December 31, 2003, a total of 866,500 shares or units of restricted stock was outstanding and unvested under these and former, similar grants, of which 457,500 shares were earned, subject to vesting requirements. The numbers and weighted average grant date fair values of restricted stock units and stock granted were 616,500 and $24.19, respectively, during 2002. Compensation expense under the restricted stock plans was $8,177,000, $5,972,000 and $5,108,000 for the years ended December 31, 2003, 2002 and 2001, respectively. Each grantee of shares of restricted common stock mentioned in this paragraph is deemed to be the record owner of those shares during the restriction period, with the right to vote and receive any dividends on those shares. The restricted stock units granted in 2002 carry no voting or dividend rights.

Shareholder Rights Plan

We adopted a Stockholder Rights Plan on November 20, 1992 which was amended and restated as of November 16, 2001. Each Right initially entitles the holder to purchase from us a fractional share consisting of one one-hundredth of a share of Series B Junior Participating Preferred Stock, at a purchase price of $60 per fractional share, subject to adjustment. The Rights generally will not become exercisable until ten days after a public announcement that a person or group has acquired 15% or more of our common stock (thereby becoming an "Acquiring Person") or the commencement of a tender or exchange offer that would result in an Acquiring Person (the earlier of such dates being called the "Distribution Date"). Rights were issued and will continue to be issued with all shares of our common stock that are issued until the Distribution Date. Until the Distribution Date, the Rights will be evidenced by the certificates representing our common stock and will be transferable only with our common stock. Generally, if any person or group becomes an Acquiring Person, each Right, other than Rights beneficially owned by the Acquiring Person (which will thereupon become void), will thereafter entitle its holder to purchase, at the Rights' then current exercise price, shares of our common stock having a market value of two times the exercise price of the Right. At any time until ten days after a public announcement that the Rights have been triggered, we will generally be entitled to redeem the Rights for $.01 and to amend the Rights in any manner other than certain specified exceptions. Certain subsequent amendments are also permitted. The Rights expire on November 20, 2011.

OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES

Post-Employment Benefit

In November 2001, we entered into an agreement with our Chairman and Chief Executive Officer (the “Chairman”). The agreement provides for a specific employment period with us through August 15, 2006, followed by a specific service period ending no later than August 15, 2011, during which the Chairman, acting as an independent contractor, has agreed to serve as nonexecutive Chairman of our Board of Directors if requested to serve in that capacity by our Board of Directors. The agreement provides the Chairman with a post-employment benefit of ten years following his services to us. The agreement also provides for medical coverage on an after-tax basis to the Chairman, his spouse and children during his employment with us, and, under certain circumstances, thereafter for their lives. We are recognizing the net present value of the post-employment benefits over the expected service period. If the service period is reduced or terminated, we will recognize the previously unaccrued benefits.

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

(in thousands, except per share data)

	Year Ended December 31, 2003
Quarter Ended	March 31	June 30	Sept. 30	Dec. 31	Total
Revenue	$140,669	$163,761	$172,754	$162,065	$639,249
Gross profit	24,163	28,226	30,372	28,023	110,784
Income from operations	11,457	14,743	16,050	11,747	53,997
Net income	6,035	8,086	9,038	6,142	29,301
Diluted earnings per share	$0.25	$0.33	$0.37	$0.25	$1.20
Weighted average number of common shares and equivalents	24,500	24,284	24,488	24,539	24,453

	Year Ended December 31, 2002
Quarter Ended	March 31	June 30	Sept. 30	Dec. 31	Total
Revenue	$138,849	$141,550	$130,607	$136,461	$547,467
Gross profit	26,010	31,587	30,079	26,489	114,165
Income from operations	15,100	20,108	17,494	15,001	67,703
Net income	8,364	10,926	11,909	8,934	40,133
Diluted earnings per share	$0.35	$0.44	$0.48	$0.36	$1.63
Weighted average number of common shares and equivalents	24,219	24,892	24,802	24,821	24,683

EXHIBIT INDEX

		Registration
		or File	Form of	Report	Exhibit
		Number	Report	Date	Number
*3.01	Restated Certificate of Incorporation	1-10945	10-K	Dec. 2000	3.01

*3.02	Amended and Restated By-Laws	1-10945	10-K	Dec. 2002	3.02

*4.01	Specimen of Common Stock Certificate	1-10945	10-K	March 1993	4	(a)

*4.02	Amended and Restated Shareholder Rights Agreement dated as of November 16, 2001	1-10945	8-K	Nov. 2001	4.1

*4.03	Note Purchase Agreement dated as of September 8, 1998 relating to $100,000,000 6.72% Senior Notes due September 8, 2010	1-10945	10-Q	Sept. 1998	4.01

4.04	Amended and Restated Credit Agreement ($250,000,000 Revolving Credit Facility with Accordion to $300,000,000) dated as of January 2, 2004

We and certain of our consolidated subsidiaries are parties to debt instruments under which the total amount of securities authorized does not exceed 10% of our total consolidated assets. Pursuant to paragraph 4(ii)(A) of Item 601(b) of Regulation S-K, we agree to furnish a copy of those instruments to the Securities and Exchange Commission on request.

*10.01	Defined Contribution Master Plan and Trust Agreement and Adoption Agreement for the Oceaneering International, Inc. Retirement Investment Plan	1-10945	10-K	Dec. 2001	10.01

*10.02+	Service Agreement dated as of November 16, 2001 between Oceaneering and John R. Huff	1-10945	10-K	Dec. 2001	10.02

*10.03+	2002 Non-Executive Incentive Plan	1-10945	10-Q	Sept. 2002	10.03

*10.04+	Amended and Restated Supplemental Executive Retirement Plan	1-10945	10-Q	Sept. 2002	10.02

*10.05+	1999 Restricted Stock Award Incentive Agreements dated August 19, 1999	1-10945	10-Q	Sept. 1999	10.1

*10.06+	Change of Control Agreements dated as of November 16, 2001 between Oceaneering and John R. Huff, T. Jay Collins, Marvin J. Migura, M. Kevin McEvoy and George R. Haubenreich, Jr., respectively	1-10945	10-K	Dec. 2001	10.06

*10.07+	1999 Bonus Restricted Stock Award Agreements	1-10945	10-K/A	March 2000	10.20

*10.08+	1999 Incentive Plan	1-10945	10-K	March 2000	10.08

10.09+	2003 Bonus Award Plan

*10.10+	1990 Long-Term Incentive Plan	33-36872	S-8	Sept. 1990	4	(f)

*10.11+	1990 Nonemployee Directors Stock Option Plan	33-36872	S-8	Sept. 1990	4	(g)

*10.12+	Form of Indemnification Agreement dated November 16, 2001

OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES

		Registration
		or File	Form of	Report	Exhibit
		Number	Report	Date	Number
	between Oceaneering and each of its Directors, Marvin J. Migura, M. Kevin McEvoy and George R. Haubenreich, Jr.	1-10945	10-K	Dec. 2001	10.12

*10.14+	1996 Incentive Plan of Oceaneering International, Inc.	1-10945	10-Q	Sept. 1996	10.02

*10.15+	1996 Restricted Stock Award Incentive Agreements dated August 23, 1996	1-10945	10-Q	Sept. 1996	10.03

*10.16+	1997 Bonus Restricted Stock Award Agreements dated April 22, 1997	1-10945	10-K	March 1997	10.20

*10.17+	Amendment No. 1 to 1990 Nonemployee Director Stock Option Plan	1-10945	10-K	March 1999	10.19

*10.18+	1998 Bonus Restricted Stock Award Agreements	1-10945	10-K	March 1999	10.20

*10.19+	2002 Incentive Plan	1-10945	10-Q	June 2002	10.01

*10.20+	Amended and Restated 2002 Restricted Stock Unit Award Agreements with John R. Huff, T. Jay Collins, Marvin J. Migura, M. Kevin McEvoy, George R. Haubenreich, Jr. and John L. Zachary	1-10945	10-Q	Sept. 2002	10.04

*10.21+	Non-qualified Stock Option Award Agreements under the 2002 Incentive Plan with John R. Huff, T. Jay Collins, Marvin J. Migura, M. Kevin McEvoy, George R. Haubenreich, Jr. and John L. Zachary	1-10945	10-Q	Sept. 2002	10.05

12.01	Statement showing Computation of Ratio of Earnings to Fixed Charges

21.01	Subsidiaries of Oceaneering

23.01	Consent of Independent Auditors

31.01	Rule 13a — 14(a)/15d — 14(a) certification of Chief Executive Officer

31.02	Rule 13a — 14(a)/15d — 14(a) certification of Chief Financial Officer

32.01	Section 1350 certification of Chief Executive Officer

32.02	Section 1350 certification of Chief Financial Officer

*	Indicates exhibit previously filed with the Securities and Exchange Commission as indicated and incorporated herein by reference.

+	Indicates management contract or compensatory plan or arrangement.