Form 10-Q
period 2004-03-31
OCEANEERING INTERNATIONAL INC
filed 2004-05-10
CIK 73756

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

                  For the quarterly period ended March 31, 2004

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________


                         Commission File Number 1-10945


                         OCEANEERING INTERNATIONAL, INC.
                 -----------------------------------------------
             (Exact name of registrant as specified in its charter)

             DELAWARE                                        95-2628227
--------------------------------                        --------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)

              11911 FM 529
             Houston, Texas                                     77041
-----------------------------------------                  ---------------
(Address of principal executive offices)                     (Zip Code)

                                 (713) 329-4500
                  --------------------------------------------
              (Registrant's telephone number, including area code)


                                 Not Applicable
                 ----------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

Yes  [X]   No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                               Outstanding at April 30, 2004
----------------------------                    -----------------------------
Common Stock, $.25 Par Value                         24,946,167 shares

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                 OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                 Mar. 31,          Dec. 31,
                                                                                   2004              2003
                                                                                 --------          -------
                                                                                (unaudited)
ASSETS

Current Assets:
   Cash and cash equivalents                                                     $   14,226       $   18,396
   Accounts receivable, net of allowance
     for doubtful accounts of $2,763                                                148,407          151,206
   Prepaid expenses and other                                                        56,194           55,163
                                                                                 ----------       ----------
Total Current Assets                                                                218,827          224,765
                                                                                 ----------       ----------

Property and Equipment, at cost                                                     706,146          650,099
Less: accumulated depreciation                                                      335,918          321,029
                                                                                 ----------       ----------
Net Property and Equipment                                                          370,228          329,070
                                                                                 ----------       ----------

Goodwill                                                                             49,562           38,468
Investments in unconsolidated affiliates                                             54,833           54,632
Other                                                                                16,370           15,921
                                                                                 ----------       ----------

TOTAL ASSETS                                                                     $  709,820       $  662,856
                                                                                 ==========       ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                                                              $   30,808       $   32,130
   Accrued liabilities                                                               84,853           85,406
   Income taxes payable                                                              11,686           15,436
                                                                                 ----------       ----------
Total Current Liabilities                                                           127,347          132,972

Long-term Debt, net of current portion                                              152,038          122,324
Other Long-term Liabilities                                                          50,110           48,185
Commitments and Contingencies
Shareholders' Equity                                                                380,325          359,375
                                                                                 ----------       ----------

   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                    $  709,820       $  662,856
                                                                                 ==========       ==========

See Notes to Consolidated Financial Statements.

                 OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                    (in thousands, except per share amounts)

                                                             For the Three Months Ended
                                                                      March 31,
                                                             --------------------------
                                                                2004             2003
                                                             ---------        ---------
Revenue                                                      $ 166,628        $ 140,669

Cost of services and products                                  140,994          116,506
                                                             ---------        ---------

    Gross Margin                                                25,634           24,163

Selling, general and administrative expense                     16,677           12,706
                                                             ---------        ---------

    Income from Operations                                       8,957           11,457

Interest income                                                     55              164

Interest expense                                                (2,094)          (1,920)

Equity earnings (losses) of unconsolidated affiliates, net       1,136             (136)

Other income (expense), net                                       (623)            (280)
                                                             ---------        ---------

    Income before Income Taxes                                   7,431            9,285

Provision for income taxes                                      (2,601)          (3,250)
                                                             ---------        ---------

    Net Income                                               $   4,830        $   6,035
                                                             =========        =========


Basic Earnings per Share                                     $    0.20        $    0.25

Diluted Earnings per Share                                   $    0.19        $    0.25

Weighted average number of common shares                        24,478           23,919

Incremental shares from stock options and restricted stock         900              581

Weighted average number of common shares and equivalents        25,378           24,500

See Notes to Consolidated Financial Statements.

                 OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (in thousands)

                                                             For the Three Months Ended
                                                                     March 31,
                                                             --------------------------
                                                               2004              2003
                                                             --------          --------
Cash Flows from Operating Activities:

    Net Income                                               $  4,830          $  6,035
                                                             --------          --------
    Adjustments to reconcile net income to net cash
     provided by operating activities:
    Depreciation and amortization                              15,621            13,746
    Non-cash compensation and other                             1,359               861
    Increase (decrease) in cash from:
         Accounts receivable                                    2,799             1,499
         Prepaid expenses and other current assets                 94               868
         Other assets                                            (175)              515
         Current liabilities                                   (4,274)           (2,061)
         Other long-term liabilities                            1,305               511
                                                             --------          --------

    Total adjustments to net income                            16,729            15,939
                                                             --------          --------

Net Cash Provided by Operating Activities                      21,559            21,974
                                                             --------          --------

Cash Flows from Investing Activities:
    Business acquisitions                                     (49,780)          (28,882)
    Purchases of property and equipment and other             (17,085)           (8,355)
    Investment in unconsolidated affiliates                      (202)               --
                                                             --------          --------

Net Cash Used in Investing Activities                         (67,067)          (37,237)
                                                             --------          --------


Cash Flows from Financing Activities:
    Net proceeds (payments) on revolving credit and
       other long-term debt, net of expenses                   29,194            (1,200)
    Proceeds from issuance of common stock                     12,144             1,146
    Purchases of treasury stock                                    --           (11,071)
                                                             --------          --------

Net Cash Provided by (Used in) Financing Activities            41,338           (11,125)
                                                             --------          --------

Net Decrease in Cash and Cash Equivalents                      (4,170)          (26,388)


Cash and Cash Equivalents - Beginning of Period                18,396            66,201
                                                             --------          --------

Cash and Cash Equivalents - End of Period                    $ 14,226          $ 39,813
                                                             ========          ========

See Notes to Consolidated Financial Statements.

                 OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation and Significant Accounting Policies

      We have prepared these unaudited consolidated financial statements pursuant to instructions for the quarterly report on Form 10-Q required to be filed with the Securities and Exchange Commission. These financial statements do not include all information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles. These financial statements reflect all adjustments that we believe are necessary to present fairly our financial position at March 31, 2004 and our results of operations and cash flows for the periods presented. All such adjustments are of a normal and recurring nature. The financial statements should be read in conjunction with the consolidated financial statements and related notes included in our annual report on Form 10-K for the year ended December 31, 2003. The results for interim periods are not necessarily indicative of annual results.

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

      Stock-Based Compensation

      We use the intrinsic value method of accounting established by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, to account for our stock-based compensation programs. Accordingly, we do not recognize any compensation expense when the exercise price of an employee stock option is equal to the market price per share of our common stock on the grant date. The following illustrates the pro forma effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based
      Compensation:

                                                               For the
                                                         Three Months Ended
                                                              March 31,
                                                     ------------------------
                                                        2004           2003
                                                     ---------      ---------
                                                     (in thousands, except per
                                                           share amounts)
Net Income:
     As reported                                     $   4,830      $   6,035
     Employee stock-based compensation
          included in net income, net of income
          tax benefit                                    1,588            863
     Pro forma compensation expense
          determined under fair value methods for
          all awards, net of income tax benefit         (3,093)        (2,113)
                                                     ---------      ---------
     Pro forma                                       $   3,325      $   4,785
                                                     =========      =========

Reported earnings per common share:
     Basic                                           $    0.20      $    0.25
                                                     =========      =========
     Diluted                                         $    0.19      $    0.25
                                                     =========      =========

Pro forma earnings per common share:
     Basic                                           $    0.14      $    0.20
                                                     =========      =========
     Diluted                                         $    0.13      $    0.20
                                                     =========      =========

      For purposes of these pro forma disclosures, we estimate the fair value of each option grant as of the date of grant using a Black-Scholes option pricing model. The estimated fair value of the options is amortized to pro forma expense over the expected average lives of the options.

      Variable Interest Entities

      In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities. FIN No. 46 requires a company to consolidate a variable interest entity if it is designated as the primary beneficiary of that entity. A variable interest entity is generally defined as an entity whose equity is insufficient to absorb the expected losses or whose owners lack the risk and rewards of ownership. FIN No. 46 is effective for all variable interest entities created or modified after January 31, 2003 and requires certain disclosures for all variable interest entities. In December 2003, the FASB published a revision to FIN No. 46 ("FIN No. 46R") to clarify some of the provisions of the Interpretation and to defer the effective date of implementation for certain entities created before January 31, 2003. Under the guidance of FIN No. 46R, entities that do not have interests in structures that are commonly referred to as special purpose entities ("SPEs") are required to apply the provisions of the Interpretation in financials statements for periods ending after March 14, 2004. The adoption of the provisions of FIN No. 46 did not have a material impact on our consolidated financial position, results of operations or liquidity. In December 2003, we purchased a 50% equity interest in Medusa Spar LLC for $43.7 million. Medusa Spar LLC owns a 75% interest in a production spar platform. Medusa Spar LLC's revenue is derived from processing oil and gas production for a fee based on the volumes processed ("throughput"). The majority working interest owner of the Medusa field, the spar's initial location, has committed to deliver a minimum throughput, which we expect will generate sufficient revenue to repay Medusa Spar LLC's bank debt. The Medusa Spar LLC financed its acquisition of its 75% interest in the production spar platform using approximately 50% debt and 50% equity from its equity holders. Our maximum exposure to loss from our investment in Medusa Spar LLC is our current carrying value of $44.7 million. Medusa Spar LLC is a variable interest entity. As we are not the primary beneficiary under FIN 46, we are accounting for our investment in Medusa Spar LLC under the equity method of accounting. In the first quarter of 2004, we recorded $1.1 million of equity earnings of unconsolidated affiliates from this investment.

2.    Prepaid Expenses and Other Current Assets

      Our prepaid expenses and other current assets consisted of the following:

                                                      Mar. 31,       Dec. 31,
                                                       2004            2003
                                                     ---------       --------
                                                         (in thousands)
Spare parts for remotely operated vehicles           $  12,834       $ 12,865
Inventories, primarily raw materials                    20,800         19,595
Deferred taxes                                          17,390         16,265
Other                                                    5,170          6,438
                                                     ---------       --------
   Total                                             $  56,194       $ 55,163
                                                     =========       ========

      Inventory is stated at the lower of cost or market. We determine cost using the weighted average method.

3.    Debt

      Our long-term debt consisted of the following:

                                                      Mar. 31,       Dec. 31,
                                                        2004          2003
                                                     ---------      ---------
                                                          (in thousands)
6.72% Senior Notes                                   $ 100,000      $ 100,000
Revolving credit facility                               50,000         20,000
Software vendor financing                                2,038          2,324
                                                     ---------      ---------
   Long-term Debt                                      152,038        122,324
Less: current portion                                       --             --
                                                     ---------      ---------
   Long-term Debt, net of current portion            $ 152,038      $ 122,324
                                                     =========      =========

Scheduled maturities of our long-term debt as of March 31, 2004 were as follows:

                                                              Software
                                                               Vendor
                          6.72% Notes     Revolving Credit   Financing     Total
                          -----------     ----------------   ---------   ---------
                                                  (in thousands)
Remainder of 2004          $     --           $      --      $     866   $     866
2005                             --                  --          1,172       1,172
2006                         20,000                  --             --      20,000
2007                         20,000                  --             --      20,000
2008                         20,000              50,000             --      70,000
Thereafter                   40,000                  --             --      40,000
                           --------           ---------      ---------   ---------
     Total                 $100,000           $  50,000      $   2,038   $ 152,038
                           ========           =========      =========   =========

      Maturities through March 31, 2005 are not classified as current as of March 31, 2004, since we can extend the maturity by reborrowing under the revolving credit facility with a maturity date after one year.

4.    Shareholders' Equity

      Our shareholders' equity consisted of the following:

                                                              Mar. 31,    Dec. 31,
                                                                2004       2003
                                                             ---------   ---------
                                                                 (in thousands)
Common Stock, par value $0.25;
    90,000,000 shares authorized; 24,930,525 and 24,813,289
    shares issued                                            $   6,233   $   6,203
Additional paid-in capital                                     118,909     113,704
Treasury stock; zero and 429,545 shares, at cost                    --      (9,563)
Retained earnings                                              249,881     245,051
Other comprehensive income                                       5,302       3,980
                                                             ---------   ---------
Total shareholders' equity                                   $ 380,325   $ 359,375
                                                             =========   =========

5.    Income Taxes

      During interim periods, we provide for income taxes at our estimated annual effective tax rate, using assumptions as to (1) earnings and other factors that would affect the tax calculation for the remainder of the year and (2) the operations of foreign branches and subsidiaries that are subject to local income and withholding taxes.

      We paid cash taxes of $6.9 million and $2.8 million for the three months ended March 31, 2004 and 2003, respectively.

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

      There are no differences in the basis of segmentation or in the basis of measurement of segment profit or loss from those used in our consolidated financial statements for the year ended December 31, 2003. The following summarizes certain financial data by business segment:

                                                For the Three Months Ended
                                            -----------------------------------
                                             Mar. 31,     Mar. 31,     Dec. 31,
                                               2004         2003         2003
                                            ---------    ---------    ---------
                                                      (in thousands)
Revenue
    Oil and Gas
       ROVs                                 $  46,405    $  35,064    $  43,772
       Subsea Products                         33,326       24,041       25,873
       Subsea Projects                         12,483       12,534       17,520
       Mobile Offshore Production Systems      12,767       11,289       11,747
       Inspection                              31,899       30,480       33,670
                                            ---------    ---------    ---------
    Total Oil and Gas                         136,880      113,408      132,582
    Advanced Technologies                      29,748       27,261       29,483
                                            ---------    ---------    ---------
       Total                                $ 166,628    $ 140,669    $ 162,065
                                            =========    =========    =========

Gross Margins
    Oil and Gas
       ROVs                                 $  10,853    $   8,859    $  11,968
       Subsea Products                          5,697        3,588        4,096
       Subsea Projects                          1,476        2,291        3,819
       Mobile Offshore Production Systems       4,534        4,601        4,444
       Inspection                               2,920        3,150        3,192
                                            ---------    ---------    ---------
    Total Oil and Gas                          25,480       22,489       27,519
    Advanced Technologies                       5,497        5,387        4,899
    Unallocated Expenses                       (5,343)      (3,713)      (4,395)
                                            ---------    ---------    ---------
       Total                                $  25,634    $  24,163    $  28,023
                                            =========    =========    =========

Operating Income
    Oil and Gas
       ROVs                                 $   8,565    $   7,073    $   9,985
       Subsea Products                          2,025          769         (261)
       Subsea Projects                            366        1,341        2,743
       Mobile Offshore Production Systems       4,038        3,943        3,807
       Inspection                                  98          635          156
                                            ---------    ---------    ---------
    Total Oil and Gas                          15,092       13,761       16,430
    Advanced Technologies                       3,701        3,857        2,807
    Unallocated Expenses                       (9,836)      (6,161)      (7,490)
                                            ---------    ---------    ---------
       Total                                $   8,957    $  11,457    $  11,747
                                            =========    =========    =========

      In February 2004, we acquired the drill support ROV business of Stolt Offshore S.A. for approximately $50 million (see note 8). All of the assets that we acquired are in our ROV segment.

7.    Comprehensive Income

      Comprehensive income is the total of net income and all nonowner changes in equity. The amounts of comprehensive income for the three-month periods ended March 31, 2004 and 2003 are as follows:

                                                            Three Months Ended
                                                                 March 31,
                                                         ----------------------
                                                          2004            2003
                                                         -----           ------
                                                              (in thousands)
Net Income per Consolidated Statements of Income         $ 4,830        $ 6,035
Foreign Currency Translation Gains (Losses)                1,403         (2,304)
Change in Fair Value of Interest Rate Hedge                   --             54
Change in Minimum Pension Liability Adjustment               (81)            69
                                                         -------        -------
Comprehensive Income                                     $ 6,152        $ 3,854
                                                         =======        =======

      Amounts comprising other elements of comprehensive income in Shareholders' Equity are as follows:

                                                          Mar. 31, 2004     Dec. 31, 2003
                                                          -------------     -------------
                                                                  (in thousands)
Accumulated Net Foreign Currency Translation Adjustments     $ 7,564           $ 6,161
Minimum Pension Liability Adjustment                          (2,262)           (2,181)
                                                             -------           -------
                                                             $ 5,302           $ 3,980
                                                             =======           =======

8.    Business Acquisition

      In February 2004, we acquired the drill support ROV business of Stolt Offshore S.A. for approximately $50 million. This business acquisition is being accounted for using the purchase method of accounting, with the purchase price being allocated to the assets and liabilities acquired based on their fair market values at the date of acquisition. We have made the purchase price allocation based on information currently available to us and the allocation is subject to change when we obtain final asset and liability valuations. The acquisition was not material. As a result, we have not included pro forma information in this report. The results of the business acquired are included in our consolidated statement of income from the date of the acquisition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

All statements in this quarterly report on Form 10-Q, other than statements of historical facts, including, without limitation, statements regarding our business strategy, plans for future operations and industry conditions, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to various risks, uncertainties and assumptions, including those we have referred to under the headings "Business -- Risks and Insurance" and "Cautionary Statement Concerning Forward-Looking Statements" in
Part I of our annual report on Form 10-K for the year ended December 31, 2003. Although we believe that the expectations reflected in such forward-looking statements are reasonable, because of the inherent limitations in the forecasting process, as well as the relatively volatile nature of the industries in which we operate, we can give no assurance that those expectations will prove to be correct. Accordingly, evaluation of our future prospects must be made with caution when relying on forward-looking information.

This section should be read in conjunction with the Management's Discussion and Analysis included in our annual report on Form 10-K for the year ended December 31, 2003.

Executive Overview

We generate over 80% of our revenue from our services and products provided to the oil and gas industry. In 2003, we operated in what we considered to be a difficult market for oilfield services and products in general. These same market conditions persisted through the first quarter of 2004. Exclusive of a $1.8 million pre-tax expense for a terminated acquisition effort, our net results for the three months ended March 31, 2004 would have been consistent with those achieved in the three-month periods ended March 31, 2003 and December 31, 2003.

We anticipate that our quarterly earnings for the remainder of 2004 will increase as we are experiencing higher bidding levels for umbilicals within our Subsea Products business, and we expect that our Inspection segment will have a seasonal increase. With the closing of the acquisition of the drill support ROV business of Stolt Offshore S.A. in February 2004, we expect better ROV results for the remainder of 2004.

Critical Accounting Policies and Estimates

For information about our Critical Accounting Policies and Estimates, please refer to the discussion in our annual report on Form 10-K for the year ended December 31, 2003 under the heading "Critical Accounting Policies and Estimates" in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operation.

Liquidity and Capital Resources

We consider our liquidity and capital resources adequate to support our operations and capital commitments. At March 31, 2004, we had working capital of $91 million, including $14 million of cash and cash equivalents. Additionally, we had $200 million of borrowing capacity available under our revolving credit facility.

Our capital expenditures were $67 million during the three months ended March 31, 2004, as compared to $38 million during the corresponding period of last year. Capital expenditures in the current year consisted primarily of the acquisition of the drill support ROV business of Stolt Offshore S.A. and expenditures related to our new umbilical facility in Panama City, Florida. Prior-year capital expenditures consisted primarily of the acquisition of OIS

International Inspection plc and expenditures relating to the addition of units to our fleet of ROVs to replace older units we retired.

We had no material commitments for capital expenditures at March 31, 2004.

At March 31, 2004, we had long-term debt of $152 million and a 29% debt-to-total capitalization ratio. We have $100 million of Senior Notes outstanding, to be repaid from 2006 through 2010. We have a $250 million revolving credit facility that expires in January 2008. The revolving credit facility has short-term interest rates that float with market rates, plus applicable spreads. We have not guaranteed any debt not reflected on our consolidated balance sheet and do not have any off balance sheet arrangements as defined by SEC rules.

In the three-month period ended March 31, 2004, our cash and cash equivalents decreased $4 million. We generated $22 million in cash from operating activities, used $67 million of cash in investing activities and obtained $41 million of cash from financing activities. The cash used in investing activities was used primarily for the acquisition of the drill support ROV business of Stolt Offshore S.A., and the cash obtained from financing activities was used, along with the cash provided by operating activities, to pay for the capital expenditures.

Results of Operations

We operate in six business segments. The segments are contained within two businesses - services and products provided to the oil and gas industry ("Oil and Gas") and all other services and products ("Advanced Technologies").

Consolidated revenue and margin information is as follows:

                                                For the Three Months Ended
                                            -----------------------------------
                                             Mar. 31,     Mar. 31,     Dec. 31,
                                               2004         2003         2003
                                            ---------    ---------    ---------
                                           (in thousands, except for percentages)
Revenue                                     $ 166,628    $ 140,669    $ 162,065
Gross margin                                   25,634       24,163       28,023
Operating margin                                8,957       11,457       11,747
Gross margin %                                     15%          17%          17%
Operating margin %                                  5%           8%           7%

We generate a material amount of our consolidated revenue from contracts for marine services and inspection services in the Gulf of Mexico and North Sea, which are usually more active from April through November compared to the rest of the year. Revenues in our Mobile Offshore Production Systems, Subsea Products and Advanced Technologies segments are generally not seasonal.

OIL AND GAS

The table below sets forth our revenues and gross margins for our Oil and Gas business for the periods indicated.

                                                 For the Three Months Ended
                                            -----------------------------------
                                             Mar. 31,     Mar. 31,     Dec. 31,
                                               2004         2003        2003
                                            ---------    ---------    ---------
                                           (in thousands, except for percentages)
ROVs
    Revenue                                 $  46,405    $  35,064    $  43,772
    Gross margin                               10,853        8,859       11,968
    Gross margin %                                 23%          25%          27%
    Operating margin                            8,565        7,073        9,985
    Operating margin %                             18%          20%          23%
    Work class utilization %                       69%          64%          72%

Subsea Products
    Revenue                                 $  33,326    $  24,041    $  25,873
    Gross margin                                5,697        3,588        4,096
    Gross margin %                                 17%          15%          16%
    Operating margin                            2,025          769         (261)
    Operating margin %                              6%           3%          (1)%

Subsea Projects
    Revenue                                 $  12,483    $  12,534    $  17,520
    Gross margin                                1,476        2,291        3,819
    Gross margin %                                 12%          18%          22%
    Operating margin                              366        1,341        2,743
    Operating margin %                              3%          11%          16%

Mobile Offshore Production Systems
    Revenue                                 $  12,767    $  11,289    $  11,747
    Gross margin                                4,534        4,601        4,444
    Gross margin %                                 36%          41%          38%
    Operating margin                            4,038        3,943        3,807
    Operating margin %                             32%          35%          32%

Inspection
    Revenue                                 $  31,899    $  30,480    $  33,670
    Gross margin                                2,920        3,150        3,192
    Gross margin %                                  9%          10%           9%
    Operating margin                               98          635          156
    Operating margin %                              0%           2%           0%

Total Oil and Gas
    Revenue                                 $ 136,880    $ 113,408    $ 132,582
    Gross margin                               25,480       22,489       27,519
    Gross margin %                                 19%          20%          21%
    Operating margin                           15,092       13,761       16,430
    Operating margin %                             11%          12%          12%

Our ROV segment gross margins reflect the utilization percentages of the respective periods. As a result of increased construction support work, which began during the latter half of 2003 and carried through the first quarter of 2004, the average revenue per day of ROV utilization was higher than the corresponding period in 2003, and comparable to that of the preceding quarter. Gross margin per day of utilization during the first quarter of 2004 was comparable to that of the corresponding period in 2003, and down from the unusually high levels experienced during the last quarter of 2003. Over the balance of the year, we anticipate an increase in profitability from our international operations, particularly due to the February 2004 acquisition of 34 ROVs from Stolt Offshore S.A.

During the quarter ended March 31, 2004, our Subsea Products revenues and gross margins increased from the corresponding quarter of the prior year and the preceding quarter. Our outlook for the Subsea Products segment is highly positive based on the projected growth in subsea wellhead completions and the level of bid activity we are experiencing. We anticipate this segment's results will be higher in 2004 as compared to 2003. Our steel tube cabling machine in Brazil is now operational, and we expect our Panama City, Florida facility, with steel tube capability, to be operational during the fourth quarter of 2004.

For our Subsea Projects segment, we experienced a seasonal decline compared to the preceding quarter. Our margins were slightly below those achieved in the corresponding quarter of 2003. The corresponding period of 2003 included reductions in cost estimates totaling $1.9 million. We adjusted the cost estimates due to the favorable completion of an installation project and the settlement of a personal injury claim. We believe that for 2004 our Subsea Projects segment will have comparable results to 2003.

Our Mobile Offshore Production Systems gross margins were flat for all periods presented, as our three main assets were working under the same contracts as in 2003. On a gross margin percentage basis, the first three-month period of 2004 was lower than the other periods presented because 2004 revenue was higher as a result of low-margin project engineering work. We expect margins to continue at about the same levels through 2004.

Our Inspection revenues and gross margins were relatively flat. Because our Inspection segment is headquartered in Aberdeen, Scotland, our Inspection administrative expenses were higher in 2004 compared to the 2003 period, primarily due to increases of 13%, compared to the corresponding period of 2003, and 8%, compared to the preceding quarter, in the value of the British Pound Sterling measured against the U.S. Dollar. We anticipate having higher margin percentages for this business for the remainder of 2004 from seasonal factors, and expect 2004 to have slightly better results than 2003.

ADVANCED TECHNOLOGIES

Revenue and gross margin information is as follows:

                                                 For the Three Months Ended
                                            -----------------------------------
                                             Mar. 31,     Mar. 31,     Dec. 31,
                                               2004         2003        2003
                                            ---------    ---------    ---------
                                           (in thousands, except for percentages)
Revenue                                     $ 29,748     $ 27,261     $ 29,483
Gross margin                                   5,497        5,387        4,899
Gross margin %                                    18%          20%          17%
Operating margin                               3,701        3,857        2,807
Operating margin %                                12%          14%          10%

Advanced Technologies revenues were higher and margins were flat in the first three months of 2004 as compared to the corresponding period in 2003 from a mix of services, with improved revenues and margins in our space services division being partially offset by lower levels of activities from our entertainment services division. Gross margin was higher than the immediately preceding quarter from our space services division. We anticipate quarterly results for the rest of 2004 to be similar to those achieved in the first three months.

UNALLOCATED EXPENSES

Our unallocated expenses, i.e., those not associated with a specific business segment, within gross margin consist of expenses related to our incentive and deferred compensation plans, including restricted stock and bonuses, as well as other general expenses. Our restricted stock expense varies with the market price of our common stock. Our unallocated expenses within operating income consist of those within gross margin plus general and administrative expenses related to corporate functions. The table below sets out our unallocated expenses for the three-month periods ended March 31, 2004, March 31, 2003 and December 31, 2003.

                                                 For the Three Months Ended
                                            -----------------------------------
                                             Mar. 31,     Mar. 31,     Dec. 31,
                                               2004         2003        2003
                                            ---------    ---------    ---------
                                           (in thousands, except for percentages)
Gross margin expenses                        $(5,343)     $(3,713)     $(4,395)
% of revenue                                       3%           3%           3%
Operating expenses                            (9,836)      (6,161)      (7,490)
% of revenue                                       6%           4%           5%

Unallocated operating expenses in the current quarter include the expensing of $1.8 million of accumulated transaction costs related to a terminated acquisition effort.

OTHER

The table below sets forth our significant financial statement items below the income from operations line.

                                                 For the Three Months Ended
                                            -----------------------------------
                                             Mar. 31,     Mar. 31,     Dec. 31,
                                              2004          2003         2003
                                            ---------    ---------    ---------
                                                       (in thousands)
Interest expense                             $(2,094)     $(1,920)     $(1,855)
Equity earnings (losses) of
  unconsolidated affiliates, net               1,136         (136)         226
Other income, net                               (623)        (280)        (861)
Provision for income taxes                    (2,601)      (3,250)      (3,299)

The amounts of equity earnings (losses) of unconsolidated affiliates are as follows:

                                                 For the Three Months Ended
                                            -----------------------------------
                                             Mar. 31,     Mar. 31,     Dec. 31,
                                               2004        2003          2003
                                            ---------    ---------    ---------
                                                       (in thousands)
Medusa Spar LLC                              $1,137       $    --       $  (65)
Smit-Oceaneering Cable Systems, L.L.C.         (172)         (231)          56
Pro-Dive Oceaneering Co.                        171            95          235
                                             ------       -------       ------
                                             $1,136       $  (136)      $  226
                                             ======       =======       ======

In December 2003, we acquired 50% of Medusa Spar LLC, which owns a 75% interest in the Medusa Spar production platform in the Gulf of Mexico. Medusa Spar LLC earns revenue on a tariff basis on oil and gas production throughput processed by the spar from the Medusa field and surrounding dedicated blocks. The increase in earnings of Medusa Spar LLC resulted from a full quarter of production in 2004, as compared to several days of production in December 2003.

We own 50% of Smit-Oceaneering Cable Systems, L.L.C., which is a telecommunications cable laying and maintenance venture. Due to the current condition of the telecommunications market, the venture is currently inactive and the single vessel owned by the venture is being marketed for oilfield and other uses. Results for the first three months of 2004 are comparable to the corresponding period of 2003.

We own 49% of Pro-Dive Oceaneering Co., a venture that operates our ROVs in Canada.

Interest expense for the three months ended March 31, 2004 increased compared to the corresponding period in the prior year due to higher debt levels. Our debt had been incurred to fund business acquisitions, including the ROV drill support business of Stolt Offshore S.A. in 2004 and OIS International Inspection plc in 2003, additional equipment, including the Ocean Legend, and expansion of our Subsea Products production capacity. We did not capitalize any interest during the three months ended March 31, 2004 or March 31, 2003.

The provisions for income taxes were related to U.S. income taxes that we provided at estimated annual effective rates using assumptions as to earnings and other factors that would affect the tax calculation for the remainder of the year and to the operations of foreign branches and subsidiaries that were subject to local income and withholding taxes. We anticipate our effective tax rate for 2004 to be 35%.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are currently exposed to certain market risks arising from transactions we have entered into in the normal course of business. These risks relate to interest rate changes and fluctuations in foreign exchange rates. We do not believe these risks are material. We have not entered into any market risk-sensitive instruments for trading purposes. We manage our exposure to interest rate changes through the use of a combination of fixed and floating rate debt. See note 3 of notes to the consolidated financial statements contained in this report and note 3 of notes to consolidated financial statements contained in our annual report on Form 10-K for the year ended December 31, 2003 for a description of our long-term debt agreements, interest rates and maturities. We believe that significant interest rate changes will not have a material near-term impact on our future earnings or cash flows. Because we operate in various oil and gas exploration and production regions in the world, we conduct a portion of our business in currencies other than the U.S. dollar. The functional currency for many of our international operations is the applicable local currency. We manage our exposure to changes in foreign exchange rates primarily through arranging compensation in U.S. dollars or freely convertible currency and, to the extent possible, by limiting compensation received in other currencies to amounts necessary to meet obligations denominated in those currencies. We use the exchange rates in effect as of the balance sheet date to translate assets and liabilities as to which the functional currency is the local currency, resulting in translation adjustments that we reflect as accumulated other comprehensive income or loss in the shareholders' equity section of our consolidated balance sheets. We recorded a $1.4 million adjustment to our equity accounts for the three-month period ended March 31, 2004 to reflect the net impact of the weakening of the U.S. dollar against various foreign currencies for locations where the functional currency is not the U.S. dollar.

Our Subsea Products business in Brazil conducts much of its operations in U.S. dollars, which is its functional currency. We recorded $1.9 million of foreign currency losses in our consolidated statement of income for 2003 related to our operations in Brazil. Foreign currency losses were $730,000 and $672,000 for the three-month periods ended March 31, 2004 and 2003, respectively.

ITEM 4. CONTROLS AND PROCEDURES.

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2004 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There has been no change in our internal control over financial reporting that occurred during the three months ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

 31.01 Rule 13a-14(a)/15d-14(a) Certification by John R. Huff, Chief Executive Officer

 31.02 Rule 13a-14(a)/15d-14(a) Certification by Marvin J. Migura, Chief Financial Officer

 32.01 Section 1350 Certification by John R. Huff, Chief Executive Officer

 32.02 Section 1350 Certification by Marvin J. Migura, Chief Financial Officer

----------------
* Indicates exhibit previously filed with the Securities and Exchange Commission as indicated and incorporated herein by reference.

(b) We furnished the following reports on Form 8-K during the quarter for which this report is filed.

    Date                                     Description
-----------                                  -----------
January 6, 2004        Information furnished under Item 9 regarding a press
                       release titled "Oceaneering Awarded Key Umbilical
                       Contract."

January 8, 2004        Information furnished under Item 9 regarding the posting
                       of a presentation on our website.

February 18, 2004      Information furnished under Item 12 regarding the press
                       release announcing our financial results for the quarter
                       and year ended December 31, 2003.

February 20, 2004      Information furnished under Item 9 regarding a press
                       release titled "Oceaneering Acquires Drill Support
                       ROV Business Operations from Stolt Offshore S.A."

March 10, 2004         Information furnished under Item 9 regarding the posting
                       of a presentation on our website.

March 16, 2004         Information furnished under Item 9 regarding a press
                       release titled "Oceaneering and Subsea 7 Terminate
                       Acquisition Agreement."

March 30, 2004         Information furnished under Item 9 regarding the posting
                       of a presentation on our website.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     OCEANEERING INTERNATIONAL, INC.
                                     (Registrant)

Date: May 7, 2004                    By: /S/  JOHN R. HUFF
                                         ---------------------------------------
                                         John R. Huff
                                         Chairman and Chief Executive Officer

Date: May 7, 2004                    By: /S/ MARVIN J. MIGURA
                                         ---------------------------------------
                                         Marvin J. Migura
                                         Senior Vice President and Chief
                                         Financial Officer

Date: May 7, 2004                    By: /S/  JOHN L. ZACHARY
                                         ---------------------------------------
                                         John L. Zachary
                                         Controller and Chief Accounting Officer

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

  31.01    Rule 13a-14(a)/15d-14(a) Certification by John R. Huff, Chief Executive Officer

  31.02    Rule 13a-14(a)/15d-14(a) Certification by Marvin J. Migura, Chief Financial Officer

  32.01    Section 1350 Certification by John R. Huff, Chief Executive Officer

  32.02    Section 1350 Certification by Marvin J. Migura, Chief Financial Officer

-------------
* Indicates exhibit previously filed with the Securities and Exchange Commission as indicated and incorporated herein by reference.