Form 10-Q
period 2004-06-30
OCEANEERING INTERNATIONAL INC
filed 2004-08-04
CIK 73756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 30, 2004
Common Stock, $.25 Par Value	25,195,150 shares

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30, 2004	Dec. 31, 2003
	(unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$15,132	$18,396
Accounts receivable, net of allowance for doubtful accounts of $2,763	187,230	151,206
Prepaid expenses and other	60,284	55,163

Total Current Assets	262,646	224,765

Property and Equipment, at cost	722,460	650,099
Less: accumulated depreciation	(350,741)	321,029

Net Property and Equipment	371,719	329,070

Goodwill	49,028	38,468
Investments in unconsolidated affiliates	55,459	54,632
Other	17,954	15,921

TOTAL ASSETS	$756,806	$662,856

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$40,209	$32,130
Accrued liabilities	96,477	85,406
Income taxes payable	12,679	15,436

Total Current Liabilities	149,365	132,972

Long-term Debt, net of current portion	162,751	122,324
Other Long-term Liabilities	48,897	48,185
Commitments and Contingencies
Shareholders’ Equity	395,793	359,375

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$756,806	$662,856

See Notes to Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(in thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
Revenue	$194,653	$163,761	$361,281	$304,430
Cost of services and products	161,784	135,535	302,778	252,041

Gross margin	32,869	28,226	58,503	52,389
Selling, general and administrative expenses	16,038	13,483	32,715	26,189

Income from operations	16,831	14,743	25,788	26,200
Interest income	67	123	122	287
Interest expense	(2,168)	(1,931)	(4,262)	(3,851)
Equity earnings (losses) of unconsolidated affiliates, net	2,320	(85)	3,456	(221)
Other income (expense), net	(263)	(410)	(886)	(690)

Income before income taxes	16,787	12,440	24,218	21,725
Provision for income taxes	(5,875)	(4,354)	(8,476)	(7,604)

Net Income	$10,912	$8,086	$15,742	$14,121

Basic Earnings per Share	$0.44	$0.34	$0.64	$0.59

Diluted Earnings per Share	$0.43	$0.33	$0.62	$0.58

Weighted average number of common shares	24,764	23,662	24,621	23,791
Incremental shares from stock options and restricted stock	825	622	862	601
Weighted average number of common shares and equivalents	25,589	24,284	25,483	24,392

See Notes to Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	For the Six Months Ended June 30,
	2004	2003
Cash Flows from Operating Activities:

Net Income	$15,742	$14,121

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,962	27,920
Non-cash compensation and other	3,427	4,349
Distributed (undistributed) earnings of unconsolidated affiliates	(2,412)	367
Increase (decrease) in cash from:
Accounts receivable	(36,024)	(8,472)
Prepaid expenses and other current assets	(1,896)	(1,729)
Other assets	(245)	(378)
Current liabilities	17,284	(4,143)
Other long-term liabilities	(1,713)	2,542

Total adjustments to net income	10,383	20,456

Net Cash Provided by Operating Activities	26,125	34,577

Cash Flows from Investing Activities:
Business acquisitions	(49,477)	(43,132)
Purchases of property and equipment and other	(35,706)	(20,417)

Net Cash Used in Investing Activities	(85,183)	(63,549)

Cash Flows from Financing Activities:
Net proceeds (payments) on revolving credit and other long-term debt, net of expenses	39,807	(2,400)
Proceeds from issuance of common stock	15,987	5,126
Purchases of treasury stock	—	(13,338)

Net Cash Provided by (Used in) Financing Activities	55,794	(10,612)

Net Decrease in Cash and Cash Equivalents	(3,264)	(39,584)

Cash and Cash Equivalents - Beginning of Period	18,396	66,201

Cash and Cash Equivalents - End of Period	$15,132	$26,617

See Notes to Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation and Significant Accounting Policies

We have prepared these unaudited consolidated financial statements pursuant to instructions for the quarterly report on Form 10-Q required to be filed with the Securities and Exchange Commission. These financial statements do not include all information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles. These financial statements reflect all adjustments that we believe are necessary to present fairly our financial position at June 30, 2004 and our results of operations and cash flows for the periods presented. All such adjustments are of a normal and recurring nature. The financial statements should be read in conjunction with the consolidated financial statements and related notes included in our annual report on Form 10-K for the year ended December 31, 2003. The results for interim periods are not necessarily indicative of annual results.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
	(in thousands, except per share amounts)
Net Income:
As reported	$10,912	$8,086	$15,742	$14,121
Employee stock-based compensation included in net income, net of income tax benefit	2,414	1,424	4,002	2,287
Pro forma compensation expense determined under fair value methods for all awards, net of income tax benefit	(3,529)	(2,679)	(6,622)	(4,792)

Pro forma	$9,797	$6,831	$13,122	$11,616

Reported earnings per common share:
Basic	$0.44	$0.34	$0.64	$0.59

Diluted	$0.43	$0.33	$0.62	$0.58

Pro forma earnings per common share:
Basic	$0.40	$0.29	$0.53	$0.49

Diluted	$0.38	$0.28	$0.51	$0.48

For purposes of these pro forma disclosures, we estimate the fair value of each option grant as of the date of grant using a Black-Scholes option pricing model. The estimated fair value of the options is amortized to pro forma expense over the expected average lives of the options.

Variable Interest Entities

In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities. FIN No. 46 requires a company to consolidate a variable interest entity if it is designated as the primary beneficiary of that entity. A variable interest entity is generally defined as an entity whose equity is insufficient to absorb the expected losses or whose owners lack the risk and rewards of ownership. FIN No. 46 is effective for all variable interest entities created or modified after January 31, 2003 and requires certain disclosures for all variable interest entities. In December 2003, the FASB published a revision to FIN No. 46 (“FIN No. 46R”) to clarify some of the provisions of the Interpretation and to defer the effective date of implementation for certain entities created before January 31, 2003. Under the guidance of FIN No. 46R, entities that do not have interests in structures that are commonly referred to as special purpose entities (“SPEs”) are required to apply the provisions of the Interpretation in financials statements for periods ending after March 14, 2004. The adoption of the provisions of FIN No. 46 did not have a material impact on our consolidated financial position, results of operations or liquidity. In December 2003, we purchased a 50% equity interest in Medusa Spar LLC for $43.7 million. Medusa Spar LLC owns a 75% interest in a production spar platform. Medusa Spar LLC’s revenue is derived from processing oil and gas production for a fee based on the volumes processed (“throughput”). The majority working interest owner of the Medusa field, the spar’s initial location, has committed to deliver a minimum throughput, which we expect will generate sufficient revenue to repay Medusa Spar LLC’s bank debt. The Medusa Spar LLC financed its acquisition of its 75% interest in the production spar platform using approximately 50% debt and 50% equity from its equity holders. Our maximum exposure to loss from our investment in Medusa Spar LLC is our current carrying value of $44.7 million. Medusa Spar LLC is a variable interest entity. As we are not the primary beneficiary under FIN 46, we are accounting for our investment in Medusa Spar LLC under the equity method of accounting. We recorded $2.5 million and $3.6 million of equity earnings of unconsolidated affiliates from this investment in the three- and six-month periods ended June 30, 2004, respectively.

2.	Prepaid Expenses and Other Current Assets

Our prepaid expenses and other current assets consisted of the following:

	June 30, 2004	Dec. 31, 2003
	(in thousands)
Spare parts for remotely operated vehicles	$13,603	$12,865
Inventories, primarily raw materials	20,423	19,595
Deferred taxes	19,490	16,265
Other	6,768	6,438

Total	$60,284	$55,163

Inventory is stated at the lower of cost or market. We determine cost using the weighted average method.

3.	Debt

Our long-term debt consisted of the following:

	June 30, 2004	Dec. 31, 2003
	(in thousands)
6.72% Senior Notes	$100,000	$100,000
Revolving credit facility	61,000	20,000
Software vendor financing	1,751	2,324

Long-term Debt	162,751	122,324
Less: current portion	—	—

Long-term Debt, net of current portion	$162,751	$122,324

Scheduled maturities of our long-term debt as of June 30, 2004 were as follows:

	6.72% Notes	Revolving Credit	Software Vendor Financing	Total
	(in thousands)
Remainder of 2004	$—	$—	$579	$579
2005	—	—	1,172	1,172
2006	20,000	—	—	20,000
2007	20,000	—	—	20,000
2008	20,000	61,000	—	81,000
Thereafter	40,000	—	—	40,000

Total	$100,000	$61,000	$1,751	$162,751

Maturities through June 30, 2005 are not classified as current as of June 30, 2004, since we can extend the maturity by reborrowing under the revolving credit facility with a maturity date after one year.

4.	Shareholders’ Equity

Our shareholders’ equity consisted of the following:

	June 30, 2004	Dec. 31, 2003
	(in thousands)
Common Stock, par value $0.25; 90,000,000 shares authorized; 25,076,229 and 24,813,289 shares issued	$6,269	$6,203
Additional paid-in capital	124,816	113,704
Treasury stock; zero and 429,545 shares, at cost	—	(9,563)
Retained earnings	260,793	245,051
Other comprehensive income	3,915	3,980

Total shareholders’ equity	$395,793	$359,375

5.	Income Taxes

During interim periods, we provide for income taxes at our estimated annual effective tax rate, using assumptions as to (1) earnings and other factors that would affect the tax calculation for the remainder of the year and (2) the operations of foreign branches and subsidiaries that are subject to local income and withholding taxes.

We paid cash taxes of $11.3 million and $9.7 million for the six months ended June 30, 2004 and 2003, respectively.

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

There are no differences in the basis of segmentation or in the basis of measurement of segment profit or loss from those used in our consolidated financial statements for the year ended December 31, 2003. The following summarizes certain financial data by business segment:

	For the Three Months Ended			For the Six Months Ended
	June 30, 2004	June 30, 2003	Mar. 31, 2004	June 30, 2004	June 30, 2003
	(in thousands)
Revenue
Oil and Gas
ROVs	$55,081	$40,879	$46,405	$101,486	$75,943
Subsea Products	36,525	27,878	33,326	69,851	51,919
Subsea Projects	16,423	18,367	12,483	28,906	30,901
Mobile Offshore Production Systems	13,128	12,068	12,767	25,895	23,357
Inspection	40,207	34,761	31,899	72,106	65,241

Total Oil and Gas	161,364	133,953	136,880	298,244	247,361
Advanced Technologies	33,289	29,808	29,748	63,037	57,069

Total	$194,653	$163,761	$166,628	$361,281	$304,430

Gross Margin
Oil and Gas
ROVs	$14,648	$10,633	$10,853	$25,501	$19,492
Subsea Products	6,676	6,366	5,697	12,373	9,954
Subsea Projects	2,023	1,683	1,476	3,499	3,974
Mobile Offshore Production Systems	4,426	4,460	4,534	8,960	9,061
Inspection	5,337	4,320	2,920	8,257	7,470

Total Oil and Gas	33,110	27,462	25,480	58,590	49,951
Advanced Technologies	6,469	5,486	5,497	11,966	10,873
Unallocated Expenses	(6,710)	(4,722)	(5,343)	(12,053)	(8,435)

Total	$32,869	$28,226	$25,634	$58,503	$52,389

Operating Income
Oil and Gas
ROVs	$12,102	$8,958	$8,565	$20,667	$16,031
Subsea Products	2,934	3,327	2,025	4,959	4,096
Subsea Projects	721	652	366	1,087	1,993
Mobile Offshore Production Systems	3,974	3,849	4,038	8,012	7,792
Inspection	2,555	1,257	98	2,653	1,892

Total Oil and Gas	22,286	18,043	15,092	37,378	31,804
Advanced Technologies	4,398	3,798	3,701	8,099	7,655
Unallocated Expenses	(9,853)	(7,098)	(9,836)	(19,689)	(13,259)

Total	$16,831	$14,743	$8,957	$25,788	$26,200

In February 2004, we acquired the drill support ROV business of Stolt Offshore S.A. for approximately $50 million (see note 8). All of the assets that we acquired are included in our ROV segment.

7.	Comprehensive Income

Comprehensive income is the total of net income and all nonowner changes in equity. The amounts of comprehensive income for the three- and six-month periods ended June 30, 2004 and 2003 are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
	(in thousands)
Net Income per Consolidated Statements of Income	$10,912	$8,086	$15,742	$14,121
Foreign Currency Translation Gains	(1,387)	3,405	16	1,101
Change in Fair Value of Interest Rate Hedge	—	46	—	100
Change in Minimum Pension Liability Adjustment	—	(162)	(81)	(93)

Comprehensive Income	$9,525	$11,375	$15,677	$15,229

Amounts comprising other elements of comprehensive income in Shareholders’ Equity are as follows:

	June 30, 2004	Dec. 31, 2003
	(in thousands)
Accumulated Net Foreign Currency Translation Adjustments	$6,177	$6,161
Minimum Pension Liability Adjustment	(2,262)	(2,181)

	$3,915	$3,980

8.	Business Acquisition

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

All statements in this quarterly report on Form 10-Q, other than statements of historical facts, including, without limitation, statements regarding our business strategy, plans for future operations and industry conditions, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to various risks, uncertainties and assumptions, including those we have referred to under the headings “Business — Risks and Insurance” and “Cautionary Statement Concerning Forward-Looking Statements” in Part I of our annual report on Form 10-K for the year ended December 31, 2003. Although we believe that the expectations reflected in such forward-looking statements are reasonable, because of the inherent limitations in the forecasting process, as well as the relatively volatile nature of the industries in which we operate, we can give no assurance that those expectations will prove to be correct. Accordingly, evaluation of our future prospects must be made with caution when relying on forward-looking information.

This section should be read in conjunction with the Management’s Discussion and Analysis included in our annual report on Form 10-K for the year ended December 31, 2003.

Executive Overview

We generate over 80% of our revenue from our services and products provided to the oil and gas industry. In 2003, we operated in what we considered to be a difficult market for oilfield services and products in general. These same market conditions persisted through the first quarter of 2004 and improved in the second quarter. The first quarter of 2004 included a $1.8 million pre-tax expense for a terminated acquisition effort in our unallocated expenses.

Compared to the first quarter of 2004, we experienced an increase in earnings from higher umbilical and specialty products demand within our Subsea Products business and seasonal increases from our Inspection and Subsea Projects segments. With the acquisition of the drill support ROV business of Stolt Offshore S.A. in February 2004, we have achieved improved ROV results. For the remainder of the year, we expect continued improvement in our Subsea Products segment during both the third and fourth quarters, and a slight seasonal decrease in our Inspection results in the fourth quarter.

Critical Accounting Policies and Estimates

For information about our Critical Accounting Policies and Estimates, please refer to the discussion in our annual report on Form
10-K for the year ended December 31, 2003 under the heading “Critical Accounting Policies and Estimates” in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Liquidity and Capital Resources

We consider our liquidity and capital resources adequate to support our operations and capital commitments. At June 30, 2004, we had working capital of $113 million, including $15 million of cash and cash equivalents. Additionally, we had $189 million of borrowing capacity available under our revolving credit facility.

Our capital expenditures were $85 million during the six months ended June 30, 2004, as compared to $64 million during the corresponding period of last year. Capital expenditures in the current year consisted mainly of the acquisition of the drill support ROV business of Stolt Offshore S.A. and expenditures related to our new umbilical facility in Panama City, Florida. Prior-year capital expenditures consisted primarily of the acquisition of OIS International Inspection plc, Nauticos Corporation and Reflange, Inc.

We had no material commitments for capital expenditures at June 30, 2004.

At June 30, 2004, we had long-term debt of $163 million and a 29% debt-to-total capitalization ratio. We have $100 million of Senior Notes outstanding, to be repaid from 2006 through 2010. We have a $250 million revolving credit facility that expires in January 2008. The revolving credit facility has short-term interest rates that float with market rates, plus applicable spreads. We have not guaranteed any debt not reflected on our consolidated balance sheet and do not have any off balance sheet arrangements as defined by SEC rules.

In the six-month period ended June 30, 2004, our cash and cash equivalents decreased $3 million. We generated $26 million in cash from operating activities, used $85 million of cash in investing activities and obtained $56 million of cash from financing activities. The cash used in investing activities was used primarily for the acquisition of the drill support ROV business of Stolt Offshore S.A., and the cash obtained from financing activities was used, along with the cash provided by operating activities, to pay for the capital expenditures and to finance an increase in working capital of $21 million. Much of the increase in working capital was from accounts receivable associated with increased ROV revenue associated with the ROVs acquired from Stolt and the seasonal Inspection and Subsea Projects revenue increases during the second quarter.

Results of Operations

We operate in six business segments. The segments are contained within two businesses — services and products provided to the oil and gas industry (“Oil and Gas”) and all other services and products (“Advanced Technologies”). Our unallocated expenses are those not associated with a specific business segment.

Consolidated revenue and margin information is as follows:

	For the Three Months Ended			For the Six Months Ended
	June 30, 2004	June 30, 2003	Mar. 31, 2004	June 30, 2004	June 30, 2003
	(dollars in thousands)
Revenue	$194,653	$163,761	$166,628	$361,281	$304,430
Gross margin	32,869	28,226	25,634	58,503	52,389
Operating margin	16,831	14,743	8,957	25,788	26,200
Gross margin %	17%	17%	15%	16%	17%
Operating margin %	9%	9%	5%	7%	9%

We generate a material amount of our consolidated revenue from contracts for marine services and inspection services in the Gulf of Mexico and North Sea, which are usually more active from April through November compared to the rest of the year. Revenues in our Mobile Offshore Production Systems, Subsea Products and Advanced Technologies segments are generally not seasonal.

Oil and Gas

The table below sets forth our revenues and gross margins for our Oil and Gas business for the periods indicated.

	For the Three Months Ended			For the Six Months Ended
	June 30, 2004	June 30, 2003	Mar. 31, 2004	June 30, 2004	June 30, 2003
	(dollars in thousands)
ROVs
Revenue	$55,081	$40,879	$46,405	$101,486	$75,943
Gross margin	14,648	10,633	10,853	25,501	19,492
Gross margin %	27%	26%	23%	25%	26%
Operating margin	12,102	8,958	8,565	20,667	16,031
Operating margin %	22%	22%	18%	20%	21%
Work class utilization %	67%	72%	69%	68%	68%

Subsea Products
Revenue	$36,525	$27,878	$33,326	$69,851	$51,919
Gross margin	6,676	6,366	5,697	12,373	9,954
Gross margin %	18%	23%	17%	18%	19%
Operating margin	2,934	3,327	2,025	4,959	4,096
Operating margin %	8%	12%	6%	7%	8%

Subsea Projects
Revenue	$16,423	$18,367	$12,483	$28,906	$30,901
Gross margin	2,023	1,683	1,476	3,499	3,974
Gross margin %	12%	9%	12%	12%	13%
Operating margin	721	652	366	1,087	1,993
Operating margin %	4%	4%	3%	4%	6%

Mobile Offshore Production Systems
Revenue	$13,128	$12,068	$12,767	$25,895	$23,357
Gross margin	4,426	4,460	4,534	8,960	9,061
Gross margin %	34%	37%	36%	35%	39%
Operating margin	3,974	3,849	4,038	8,012	7,792
Operating margin %	30%	32%	32%	31%	33%

Inspection
Revenue	$40,207	$34,761	$31,899	$72,106	$65,241
Gross margin	5,337	4,320	2,920	8,257	7,470
Gross margin %	13%	12%	9%	11%	11%
Operating margin	2,555	1,257	98	2,653	1,892
Operating margin %	6%	4%	0%	4%	3%

Total Oil and Gas
Revenue	$161,364	$133,953	$136,880	$298,244	$247,361
Gross margin	33,110	27,462	25,480	58,590	49,951
Gross margin %	21%	21%	19%	20%	20%
Operating margin	22,286	18,043	15,092	37,378	31,804
Operating margin %	14%	13%	11%	13%	13%

Our ROV segment gross margins reflect the utilization percentages of the respective periods and increased volume from the acquisition of 34 ROVs from Stolt Offshore S.A. in February 2004. As a result of increased construction support work, which began during the latter half of 2003 and carried through the first half of 2004, the average revenue and gross margin per day of ROV utilization was higher than the corresponding period in 2003 and that of the preceding quarter.

During the quarter ended June 30, 2004, our Subsea Products revenues and gross margins increased from the corresponding quarter of the prior year and the preceding quarter. The three-month period ended June 30, 2003 was positively impacted by $1.3 million due to the successful completion of a project at a lower cost than previously estimated. Our outlook for the Subsea Products segment is highly positive based on the projected growth in subsea wellhead completions and the level of bid activity we are experiencing. Our Subsea Products backlog increased from $41 million at March 31, 2004 to $60 million at June 30, 2004. We anticipate this segment’s results will be higher in the second half of 2004 as compared to the first half and in 2004 in total as compared to 2003. Our steel tube cabling machine in Brazil is now operational, and we expect our Panama City, Florida facility, with steel tube capability, to be operational during the fourth quarter of 2004.

For our Subsea Projects segment, we experienced a seasonal increase compared to the preceding quarter. Our margins were slightly above those achieved in the corresponding quarter of 2003. The first half of 2003 included reductions in cost estimates totaling $1.9 million. We adjusted the cost estimates due to the favorable completion of an installation project and the settlement of a personal injury claim. We believe that for 2004 our Subsea Projects segment results will be slightly below those achieved in 2003.

Our Mobile Offshore Production Systems gross margins were flat for all periods presented, as our three main assets were working under the same contracts as in 2003. On a gross margin percentage basis, the periods of 2004 were lower than the other periods presented because 2004 revenue was higher as a result of low-margin project engineering work. We expect margins to continue at about the same levels through 2004.

Compared to the corresponding periods of 2003, our Inspection revenues and gross margins increased as a result of our efforts to secure higher value-added work, specifically by eliminating small revenue projects and securing more profitable fabrication yard and pipeline inspections, and the favorable resolution of previously-disputed receivables. Our margins were negatively impacted by the continuing restructuring costs following our acquisition of OIS International Inspection plc in January 2003.

Advanced Technologies

Revenue and gross margin information is as follows:

	For the Three Months Ended			For the Six Months Ended
	June 30, 2004	June 30, 2003	Mar. 31, 2004	June 30, 2004	June 30, 2003
	(dollars in thousands)
Revenue	$33,289	$29,808	$29,748	$63,037	$57,069
Gross margins	6,469	5,486	5,497	11,966	10,873
Gross margin %	19%	18%	18%	19%	19%
Operating margin	4,398	3,798	3,701	8,099	7,655
Operating margin %	13%	13%	12%	13%	13%

Advanced Technologies revenues were higher and margin percentages were flat in the periods presented from additional work for the U.S. Navy and space-related products and services associated with the next Space Shuttle launch. We anticipate quarterly results for the rest of 2004 to be similar to those achieved in the first three months.

Unallocated Expenses

Our unallocated expenses, i.e., those not associated with a specific business segment, within gross margin consist of expenses related to our incentive and deferred compensation plans, including restricted stock and bonuses, as well as other general expenses. Our restricted stock expense varies with the market price of our common stock. Our unallocated expenses within operating income consist of those within gross margin plus general and administrative expenses related to corporate functions. The table below sets out our unallocated expenses for the periods indicated.

	For the Three Months Ended			For the Six Months Ended
	June 30, 2004	June 30, 2003	Mar. 31, 2004	June 30, 2004	June 30, 2003
	(dollars in thousands)
Gross margin expenses	$(6,710)	$(4,722)	$(5,343)	$(12,053)	$(8,435)
% of revenue	3%	3%	3%	3%	3%
Operating expenses	(9,853)	(7,098)	(9,836)	(19,689)	(13,259)
% of revenue	5%	4%	6%	5%	4%

Unallocated operating expenses in the six months ended June 30, 2004 and the three months ended March 31, 2004 include the expensing of $1.8 million of accumulated transaction costs related to a terminated acquisition effort.

Other

The table below sets forth our significant financial statement items below the income from operations line.

	For the Three Months Ended			For the Six Months Ended
	June 30, 2004	June 30, 2003	Mar. 31, 2004	June 30, 2004	June 30, 2003
	(dollars in thousands)
Interest expense	$(2,168)	$(1,931)	$(2,094)	$(4,262)	$(3,851)
Equity earnings (losses) of unconsolidated affiliates, net	2,320	(85)	1,136	3,456	(221)
Other income (expense), net	(263)	(410)	(623)	(886)	(690)
Provision for income taxes	(5,875)	(4,354)	(2,601)	(8,476)	(7,604)

The amounts of equity earnings (losses) of unconsolidated affiliates are as follows:

	For the Three Months Ended			For the Six Months Ended
	June 30, 2004	June 30, 2003	Mar. 31, 2004	June 30, 2004	June 30, 2003
	(dollars in thousands)
Medusa Spar LLC	$2,503	$—	$1,137	$3,640	$—
Smit-Oceaneering Cable Systems, L.L.C.	(468)	(348)	(172)	(640)	(579)
Pro-Dive Oceaneering Co.	285	263	171	456	358

	$2,320	$(85)	$1,136	$3,456	$(221)

In December 2003, we acquired 50% of Medusa Spar LLC, which owns a 75% interest in the Medusa Spar production platform in the Gulf of Mexico. Medusa Spar LLC earns revenue on a tariff basis on oil and gas production throughput processed by the spar from the Medusa field and surrounding dedicated blocks. The increase in earnings of Medusa Spar LLC resulted from a full quarter of production in the first quarter of 2004 and the addition of two wells put into production during the second quarter.

We own 50% of Smit-Oceaneering Cable Systems, L.L.C., which is a telecommunications cable laying and maintenance venture. Due to the current condition of the telecommunications market, the venture is currently inactive and the single vessel owned by the venture is being marketed for oilfield and other uses.

We own 49% of Pro-Dive Oceaneering Co., a venture that operates our ROVs in Canada.

Interest expense for the three- and six-month periods ended June 30, 2004 increased compared to the corresponding period in the prior year due to higher debt levels. Our debt had been incurred to fund business acquisitions, including the ROV drill support business of Stolt Offshore S.A. in 2004 and OIS International Inspection plc in 2003, additional equipment, including the Ocean Legend, and expansion of our Subsea Products production capacity. We capitalized $45,000 of interest during the three- and six-month periods ended June 30, 2004. We did not capitalize any interest during 2003.

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

dollars or freely convertible currency and, to the extent possible, by limiting compensation received in other currencies to amounts necessary to meet obligations denominated in those currencies. We use the exchange rates in effect as of the balance sheet date to translate assets and liabilities as to which the functional currency is the local currency, resulting in translation adjustments that we reflect as accumulated other comprehensive income or loss in the shareholders’ equity section of our consolidated balance sheets. We recorded a $1.4 million adjustment to our equity accounts for the three-month period ended March 31, 2004 to reflect the net impact of the weakening of the U.S. dollar against various foreign currencies for locations where the functional currency is not the U.S. dollar. Subsequently, the dollar strengthened and the net effect for the six-month period ended June 30, 2004 was minimal.

Our Subsea Products business in Brazil conducts much of its operations in U.S. dollars, which is its functional currency. We recorded $1.9 million of foreign currency losses in our consolidated statement of income for 2003 related to our operations in Brazil. Foreign currency losses were $209,000 and $360,000 for the three-month periods ended June 30, 2004 and 2003 and $939,000 and $520,000 for the six-month periods ended June 30, 2004 and 2003, respectively.

Item 4. Controls and Procedures.

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2004 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has been no change in our internal control over financial reporting that occurred during the three months ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

(a)	Oceaneering International, Inc. held its Annual Meeting of Shareholders on May 14, 2004. The following matters were voted upon at the Annual Meeting, with the voting results as follows:

(1)	Election of Class III Directors
	Nominee	Shares Voted For	Shares with Votes Withheld
	David S. Hooker	21,886,477	894,796
	Harris J. Pappas	22,339,971	441,302

	Messrs. T. J. Collins, Jerold J. DesRoche, John R. Huff and D. Michael Hughes also continued as directors immediately following the Annual Meeting.

(2)	Ratification of the appointment of Ernst & Young LLP as independent auditors for Oceaneering.
	Shares Voted For	Shares Voted Against	Shares Abstaining
	22,405,473	366,450	9,350

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits.

		Registration or File Number	Form or Report	Report Date	Exhibit Number

*3.01	Restated Certificate of Incorporation	1-10945	10-K	Dec. 2000	3.01

*3.02	Amended and Restated By-Laws	1-10945	10-K	Dec. 2002	3.02

31.01	Rule 13a-14(a)/15d-14(a) Certification by John R. Huff, Chief Executive Officer

31.02	Rule 13a-14(a)/15d-14(a) Certification by Marvin J. Migura, Chief Financial Officer

32.01	Section 1350 Certification by John R. Huff, Chief Executive Officer

32.02	Section 1350 Certification by Marvin J. Migura, Chief Financial Officer

*	Indicates exhibit previously filed with the Securities and Exchange Commission as indicated and incorporated herein by reference.

(b)	We furnished the following reports on Form 8-K during the quarter for which this report is filed.

Date	Description
May 3, 2004	Information furnished under Item 12 regarding the press release announcing our financial results for the quarter ended March 31, 2004.

May 5, 2004	Information furnished under Item 9 regarding the posting of a presentation on our website.

May 19, 2004	Information furnished under Item 9 regarding the posting of a presentation on our website.

June 4, 2004	Information furnished under Item 9 regarding the posting of a presentation on our website.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OCEANEERING INTERNATIONAL, INC.
(Registrant)

Date: August 4, 2004	By:	/S/ JOHN R. HUFF
John R. Huff
Chairman and Chief Executive Officer

Date: August 4, 2004	By:	/S/ MARVIN J. MIGURA
Marvin J. Migura
Senior Vice President and Chief Financial Officer

Date: August 4, 2004	By:	/S/ JOHN L. ZACHARY
John L. Zachary
Controller and Chief Accounting Officer

Index to Exhibits

		Registration or File Number	Form or Report	Report Date	Exhibit Number

*3.01	Restated Certificate of Incorporation	1-10945	10-K	Dec. 2000	3.01

*3.02	Amended and Restated By-Laws	1-10945	10-K	Dec. 2002	3.02

31.01	Rule 13a-14(a)/15d-14(a) Certification by John R. Huff, Chief Executive Officer

31.02	Rule 13a-14(a)/15d-14(a) Certification by Marvin J. Migura, Chief Financial Officer

32.01	Section 1350 Certification by John R. Huff, Chief Executive Officer

32.02	Section 1350 Certification by Marvin J. Migura, Chief Financial Officer

*	Indicates exhibit previously filed with the Securities and Exchange Commission as indicated and incorporated herein by reference.