Form 10-Q
period 2004-09-30
OCEANEERING INTERNATIONAL INC
filed 2004-11-04
CIK 73756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 29, 2004
Common Stock, $.25 Par Value	25,638,180 shares

Oceaneering International, Inc.
Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	Sep. 30,	Dec. 31,
	2004	2003
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$26,291	$18,396
Accounts receivable, net of allowance for doubtful accounts of $2,763	185,140	151,206
Prepaid expenses and other	63,100	55,163

Total Current Assets	274,531	224,765

Property and Equipment, at cost	754,770	650,099
Less: accumulated depreciation	(362,656)	(321,029)

Net Property and Equipment	392,114	329,070

Goodwill	49,734	38,468
Investments in unconsolidated affiliates	56,744	54,632
Other	18,732	15,921

TOTAL ASSETS	$791,855	$662,856

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$40,676	$32,130
Accrued liabilities	95,598	85,406
Income taxes payable	13,801	15,436

Total Current Liabilities	150,075	132,972

Long-term Debt, net of current portion	166,462	122,324
Other Long-term Liabilities	51,473	48,185
Commitments and Contingencies
Shareholders’ Equity	423,845	359,375

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$791,855	$662,856

See Notes to Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(in thousands, except per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenue	$192,862	$172,754	$554,143	$477,184
Cost of services and products	158,657	142,382	461,435	394,423

Gross margin	34,205	30,372	92,708	82,761
Selling, general and administrative expenses	15,486	14,322	48,201	40,511

Income from operations	18,719	16,050	44,507	42,250
Interest income	767	94	889	381
Interest expense	(2,141)	(2,105)	(6,403)	(5,956)
Equity earnings (losses) of unconsolidated affiliates, net	2,480	35	5,936	(186)
Other income (expense), net	(61)	(169)	(947)	(859)

Income before income taxes	19,764	13,905	43,982	35,630
Provision for income taxes	(6,918)	(4,867)	(15,394)	(12,471)

Net Income	$12,846	$9,038	$28,588	$23,159

Basic Earnings per Share	$0.51	$0.38	$1.15	$0.97

Diluted Earnings per Share	$0.50	$0.37	$1.12	$0.95

Weighted average number of common shares	25,153	23,971	24,798	23,851
Incremental shares from stock options and restricted stock	718	517	814	573
Weighted average number of common shares and equivalents	25,871	24,488	25,612	24,424

See Notes to Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	For the Nine Months Ended
	September 30,
	2004	2003
Cash Flows from Operating Activities:
Net Income	$28,588	$23,159

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	48,446	42,153
Non-cash compensation and other	5,916	5,335
Distributed (undistributed) earnings of unconsolidated affiliates	(3,697)	565
Increase (decrease) in cash from:
Accounts receivable	(33,934)	(14,052)
Prepaid expenses and other current assets	(3,162)	(413)
Other assets	(1,209)	(1,708)
Current liabilities	20,861	(7,691)
Other long-term liabilities	(1,187)	4,499

Total adjustments to net income	32,034	28,688

Net Cash Provided by Operating Activities	60,622	51,847

Cash Flows from Investing Activities:
Business acquisitions	(66,324)	(57,137)
Purchases of property and equipment and other	(55,139)	(30,730)

Net Cash Used in Investing Activities	(121,463)	(87,867)

Cash Flows from Financing Activities:
Net proceeds (payments) on revolving credit and other long-term debt, net of expenses	43,518	(2,901)
Proceeds from issuance of common stock	25,218	7,115
Purchases of treasury stock	—	(13,338)

Net Cash Provided by (Used in) Financing Activities	68,736	(9,124)

Net Decrease in Cash and Cash Equivalents	7,895	(45,144)
Cash and Cash Equivalents — Beginning of Period	18,396	66,201

Cash and Cash Equivalents — End of Period	$26,291	$21,057

See Notes to Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation and Significant Accounting Policies

We have prepared these unaudited consolidated financial statements pursuant to instructions for the quarterly report on Form 10-Q required to be filed with the Securities and Exchange Commission. These financial statements do not include all information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles. These financial statements reflect all adjustments that we believe are necessary to present fairly our financial position at September 30, 2004 and our results of operations and cash flows for the periods presented. All such adjustments are of a normal and recurring nature. The financial statements should be read in conjunction with the consolidated financial statements and related notes included in our annual report on Form 10-K for the year ended December 31, 2003. The results for interim periods are not necessarily indicative of annual results.

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

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(in thousands, except per share amounts)
Net Income:
As reported	$12,846	$9,038	$28,588	$23,159
Employee stock-based compensation included in net income, net of income tax benefit	1,529	895	5,531	3,182
Pro forma compensation expense determined under fair value methods for all awards, net of income tax benefit	(2,567)	(2,088)	(9,189)	(6,864)

Pro forma	$11,808	$7,845	$24,930	$19,477

Reported earnings per common share:
Basic	$0.51	$0.38	$1.15	$0.97

Diluted	$0.50	$0.37	$1.12	$0.95

Pro forma earnings per common share:
Basic	$0.47	$0.33	$1.01	$0.82

Diluted	$0.46	$0.32	$0.97	$0.80

For purposes of these pro forma disclosures, we estimate the fair value of each option grant as of the date of grant using a Black-Scholes option pricing model. The estimated fair value of the options is amortized to pro forma expense over the expected average lives of the options.

Variable Interest Entities

In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities. FIN No. 46 requires a company to consolidate a variable interest entity if it is designated as the primary beneficiary of that entity. A variable interest entity is generally defined as an entity whose equity is insufficient to absorb the expected losses or whose owners lack the risk and rewards of ownership. FIN No. 46 is effective for all variable interest entities created or modified after January 31, 2003 and requires certain disclosures for all variable interest entities. In December 2003, the FASB published a revision to FIN No. 46 (“FIN No. 46R”) to clarify some of the provisions of the Interpretation and to defer the effective date of implementation for certain entities created before January 31, 2003. Under the guidance of FIN No. 46R, entities that do not have interests in structures that are commonly referred to as special purpose entities (“SPEs”) are required to apply the provisions of the Interpretation in financials statements for periods ending after March 14, 2004. The adoption of the provisions of FIN No. 46 did not have a material impact on our consolidated financial position, results of operations or liquidity. In December 2003, we purchased a 50% equity interest in Medusa Spar LLC for $43.7 million. Medusa Spar LLC owns a 75% interest in a production spar platform. Medusa Spar LLC’s revenue is derived from processing oil and gas production for a fee based on the volumes processed (“throughput”). The majority working interest owner of the Medusa field, the spar’s initial location, has committed to deliver a minimum throughput, which we expect will generate sufficient revenue to repay Medusa Spar LLC’s bank debt. Medusa Spar LLC financed its acquisition of its 75% interest in the production spar platform using approximately 50% debt and 50% equity from its equity holders. Our maximum exposure to loss from our investment in Medusa Spar LLC is our current carrying value of $48.3 million. Medusa Spar LLC is a variable interest entity. As we are not the primary beneficiary under FIN 46, we are accounting for our investment in Medusa Spar LLC under the equity method of accounting. We recorded $2.2 million and $5.8 million of equity earnings of unconsolidated affiliates from this investment in the three- and nine-month periods ended September 30, 2004, respectively.

2.	Prepaid Expenses and Other Current Assets

Our prepaid expenses and other current assets consisted of the following:

	Sep. 30,	Dec. 31,
	2004	2003
	(in thousands)
Spare parts for remotely operated vehicles	$14,479	$12,865
Inventories, primarily raw materials	20,061	19,595
Deferred taxes	19,567	16,265
Other	8,993	6,438

Total	$63,100	$55,163

     Inventory is stated at the lower of cost or market. We determine cost using the weighted average method.

3. Debt

     Our long-term debt consisted of the following:

	Sep. 30,	Dec. 31,
	2004	2003
	(in thousands)
6.72% Senior Notes	$100,000	$100,000
Revolving credit facility	65,000	20,000
Software vendor financing	1,462	2,324

Long-term Debt	166,462	122,324
Less: current portion	—	—

Long-term Debt, net of current portion	$166,462	$122,324

     Scheduled maturities of our long-term debt as of September 30, 2004 were as follows:

	6.72% Notes	Revolving Credit	Other	Total
		(in thousands)
Remainder of 2004	$—	$—	$290	$290
2005	—	—	1,172	1,172
2006	20,000	—	—	20,000
2007	20,000	—	—	20,000
2008	20,000	65,000	—	85,000
Thereafter	40,000	—	—	40,000

Total	$100,000	$65,000	$1,462	$166,462

Maturities through September 30, 2005 are not classified as current as of September 30, 2004, since we can extend the maturity by reborrowing under the revolving credit facility with a maturity date after one year.

4.	Shareholders’ Equity and Comprehensive Income

Our shareholders’ equity consisted of the following:

	Sep. 30,	Dec. 31,
	2004	2003
	(in thousands)
Common Stock, par value $0.25;
90,000,000 shares authorized; 25,576,670 and 24,813,289 shares issued	$6,394	$6,203
Additional paid-in capital	138,339	113,704
Treasury stock; zero and 429,545 shares, at cost	—	(9,563)
Retained earnings	273,639	245,051
Other comprehensive income	5,473	3,980

Total shareholders’ equity	$423,845	$359,375

Comprehensive income is the total of net income and all nonowner changes in equity. The amounts of comprehensive income for the three- and nine-month periods ended September 30, 2004 and 2003 are as follows:

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
		(in thousands)
Net Income per Consolidated Statements of Income	$12,846	$9,038	$28,588	$23,159
Foreign Currency Translation Gains	1,422	2,290	1,438	3,391
Change in Fair Value of Interest Rate Hedge	—	208	—	308
Change in Minimum Pension Liability Adjustment	136	(25)	55	(118)

Comprehensive Income	$14,404	$11,511	$30,081	$26,740

Amounts comprising other elements of comprehensive income in Shareholders’ Equity are as follows:

	Sep. 30, 2004	Dec. 31, 2003
	(in thousands)
Accumulated Net Foreign Currency Translation Adjustments	$7,599	$6,161
Minimum Pension Liability Adjustment	(2,126)	(2,181)

	$5,473	$3,980

5.	Income Taxes

During interim periods, we provide for income taxes at our estimated annual effective tax rate, using assumptions as to (1) earnings and other factors that would affect the tax calculation for the remainder of the year and (2) the operations of foreign branches and subsidiaries that are subject to local income and withholding taxes.

We paid cash taxes of $19.5 million and $13.4 million for the nine-month periods ended September 30, 2004 and 2003, respectively.

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

There are no differences in the basis of segmentation or in the basis of measurement of segment profit or loss from those used in our consolidated financial statements for the year ended December 31, 2003. The following summarizes certain financial data by business segment:

	For the Three Months Ended			For the Nine Months Ended
	Sep. 30,	Sep. 30,	June 30,	Sep. 30,	Sep. 30,
	2004	2003	2004	2004	2003
	(in thousands)
Revenue
Oil and Gas
ROVs	$56,546	$40,644	$55,081	$158,032	$116,587
Subsea Products	37,162	29,748	36,525	107,013	81,667
Subsea Projects	15,278	20,375	16,423	44,184	51,276
Mobile Offshore Production Systems	11,613	11,732	13,128	37,508	35,089
Inspection	37,719	37,688	40,207	109,825	102,929

Total Oil and Gas	158,318	140,187	161,364	456,562	387,548
Advanced Technologies	34,544	32,567	33,289	97,581	89,636

Total	$192,862	$172,754	$194,653	$554,143	$477,184

Gross Margin
Oil and Gas
ROVs	$16,407	$10,577	$14,648	$41,908	$30,069
Subsea Products	5,612	4,366	6,676	17,985	14,320
Subsea Projects	2,406	3,153	2,023	5,905	7,127
Mobile Offshore Production Systems	4,536	4,708	4,426	13,496	13,769
Inspection	4,883	5,895	5,337	13,140	13,365

Total Oil and Gas	33,844	28,699	33,110	92,434	78,650
Advanced Technologies	6,682	6,343	6,469	18,648	17,216
Unallocated Expenses	(6,321)	(4,670)	(6,710)	(18,374)	(13,105)

Total	$34,205	$30,372	$32,869	$92,708	$82,761

Operating Income
Oil and Gas
ROVs	$13,692	$8,909	$12,102	$34,359	$24,940
Subsea Products	2,002	631	2,934	6,961	4,727
Subsea Projects	1,238	1,890	721	2,325	3,883
Mobile Offshore Production Systems	4,076	4,113	3,974	12,088	11,905
Inspection	1,887	3,198	2,555	4,540	5,090

Total Oil and Gas	22,895	18,741	22,286	60,273	50,545
Advanced Technologies	4,975	4,605	4,398	13,074	12,260
Unallocated Expenses	(9,151)	(7,296)	(9,853)	(28,840)	(20,555)

Total	$18,719	$16,050	$16,831	$44,507	$42,250

In February 2004, we acquired the drill support ROV business of Stolt Offshore S.A. for approximately $50 million (see note 7). On September 30, 2004, we acquired 10 work class ROVs and other equipment in North and South America from Fugro N.V. for $17 million. All of the assets that we acquired in these two transactions are included in our ROV segment.

7.	Business Acquisition

In February 2004, we acquired the drill support ROV business of Stolt Offshore S.A. for approximately $50 million and in September 2004 we acquired 10 work class ROVs, related equipment and business in North and South America from Fugro N.V. for approximately $17 million. We are accounting for these business acquisitions using the purchase method of accounting, with the purchase price being allocated to the assets and liabilities acquired based on their fair market values at the date of acquisition. We have made the purchase price allocations based on information currently available to us, and the allocations are subject to change when we obtain final asset and liability valuations. The acquisitions were not material. As a result, we have not included pro forma information in this report. The results of the businesses acquired are included in our consolidated statement of income, in each case from the date of acquisition.

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

Executive Overview

We generate over 80% of our revenue from our services and products provided to the oil and gas industry. In 2003, we operated in what we considered to be a difficult market for oilfield services and products in general. These same market conditions persisted through the first quarter of 2004 and improved during the second and third quarters. The first quarter of 2004 included a $1.8 million pre-tax expense for a terminated acquisition effort in our unallocated expenses.

Compared to the second quarter of 2004, we experienced an increase in earnings in our ROV segment from higher utilization and lower repair expenses. The added capacity from the acquisition of the drill support ROV business of Stolt Offshore S.A. in February 2004 has contributed to the improvement in our ROV results. For the fourth quarter of 2004, we expect net income to be comparable to the third quarter. We expect improvements in our Subsea Products and Subsea Projects segments, and declines from seasonality and timing of projects in our ROV, Inspection and Advanced Technologies segments. The expected improvement in our Subsea Projects segment is attributable to inspection and repair work in the Gulf of Mexico made necessary by Hurricane Ivan.

Critical Accounting Policies and Estimates

For information about our Critical Accounting Policies and Estimates, please refer to the discussion in our annual report on Form 10-K for the year ended December 31, 2003 under the heading “Critical Accounting Policies and Estimates” in Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Liquidity and Capital Resources

We consider our liquidity and capital resources adequate to support our operations and capital commitments. At September 30, 2004, we had working capital of $124 million, including $26 million of cash and cash equivalents. Additionally, we had $185 million of borrowing capacity available under our revolving credit facility.

Our capital expenditures were $122 million during the nine months ended September 30, 2004, as compared to $88 million during the corresponding period of last year. Capital expenditures in the current year consisted mainly of the acquisition of the drill support ROV business of Stolt Offshore S.A., the acquisition of 10 ROVs and related equipment from Fugro N.V. and expenditures related to our new umbilical facility in Panama City, Florida. Prior-year capital expenditures consisted primarily of the acquisition of OIS International Inspection plc, Rotator AS, Nauticos Corporation and Reflange, Inc.

We had no material commitments for capital expenditures at September 30, 2004.

At September 30, 2004, we had long-term debt of $166 million and a 28% debt-to-total capitalization ratio. We have $100 million of Senior Notes outstanding, to be repaid from 2006 through 2010, and $65 million outstanding under our $250 million revolving credit facility that expires in January 2008. The revolving credit facility has short-term interest rates that float with market rates, plus applicable spreads. We have not guaranteed any debt not reflected on our consolidated balance sheet and do not have any off balance sheet arrangements as defined by SEC rules.

In the nine-month period ended September 30, 2004, our cash and cash equivalents increased $8 million. We generated $61 million in cash from operating activities, used $121 million of cash in investing activities and obtained $69 million of cash from financing activities. The cash used in investing activities was used primarily for the capital expenditures described above and the cash obtained from financing activities was used, along with a substantial portion of the cash provided by operating activities, to pay for those capital expenditures and to finance an increase in working capital of $33 million. Much of the increase in working capital was from accounts receivable associated with increased ROV revenue associated with the ROVs acquired from Stolt and the seasonal Inspection and Subsea Projects revenue increases during the second and third quarters.

Results of Operations

We operate in six business segments. The segments are contained within two businesses — services and products provided to the oil and gas industry (“Oil and Gas”) and all other services and products (“Advanced Technologies”). Our unallocated expenses are those not associated with a specific business segment.

Consolidated revenue and margin information is as follows:

	For the Three Months Ended			For the Nine Months Ended
	Sep. 30,	Sep. 30,	June 30,	Sep. 30,	Sep. 30,
	2004	2003	2004	2004	2003
	(dollars in thousands)
Revenue	$192,862	$172,754	$194,653	$554,143	$477,184
Gross margin	34,205	30,372	32,869	92,708	82,761
Operating margin	18,719	16,050	16,831	44,507	42,250
Gross margin %	18%	18%	17%	17%	17%
Operating margin %	10%	9%	9%	8%	9%

We generate a material amount of our consolidated revenue from contracts for marine services and inspection services in the Gulf of Mexico and North Sea, which are usually more active from April through November compared to the rest of the year. In 2004, we expect higher-than-normal fourth quarter revenues from our Subsea Projects segment due to inspection and repair work made necessary in the Gulf of Mexico by Hurricane Ivan. Revenues in our Mobile Offshore Production Systems, Subsea Products and Advanced Technologies segments are generally not seasonal.

Oil and Gas

     The table below sets forth our revenues and gross margins for our Oil and Gas business for the periods indicated.

	For the Three Months Ended			For the Nine Months Ended
	Sep. 30,	Sep. 30,	June 30,	Sep. 30,	Sep. 30,
	2004	2003	2004	2004	2003
		(dollars in thousands)
ROVs
Revenue	$56,546	$40,644	$55,081	$158,032	$116,587
Gross margin	16,407	10,577	14,648	41,908	30,069
Gross margin %	29%	26%	27%	27%	26%
Operating margin	13,692	8,909	12,102	34,359	24,940
Operating margin %	24%	22%	22%	22%	21%
Work class utilization %	69%	71%	67%	68%	69%
Subsea Products
Revenue	$37,162	$29,748	$36,525	$107,013	$81,667
Gross margin	5,612	4,366	6,676	17,985	14,320
Gross margin %	15%	15%	18%	17%	18%
Operating margin	2,002	631	2,934	6,961	4,727
Operating margin %	5%	2%	8%	7%	6%
Subsea Projects
Revenue	$15,278	$20,375	$16,423	$44,184	$51,276
Gross margin	2,406	3,153	2,023	5,905	7,127
Gross margin %	16%	15%	12%	13%	14%
Operating margin	1,238	1,890	721	2,325	3,883
Operating margin %	8%	9%	4%	5%	8%
Mobile Offshore Production Systems
Revenue	$11,613	$11,732	$13,128	$37,508	$35,089
Gross margin	4,536	4,708	4,426	13,496	13,769
Gross margin %	39%	40%	34%	36%	39%
Operating margin	4,076	4,113	3,974	12,088	11,905
Operating margin %	35%	35%	30%	32%	34%
Inspection
Revenue	$37,719	$37,688	$40,207	$109,825	$102,929
Gross margin	4,883	5,895	5,337	13,140	13,365
Gross margin %	13%	16%	13%	12%	13%
Operating margin	1,887	3,198	2,555	4,540	5,090
Operating margin %	5%	8%	6%	4%	5%
Total Oil and Gas
Revenue	$158,318	$140,187	$161,364	$456,562	$387,548
Gross margin	33,844	28,699	33,110	92,434	78,650
Gross margin %	21%	20%	21%	20%	20%
Operating margin	22,895	18,741	22,286	60,273	50,545
Operating margin %	14%	13%	14%	13%	13%

Our ROV segment gross margins reflect the utilization percentages of the respective periods and increased capacity from the acquisition of 34 ROVs from Stolt Offshore S.A. in February 2004. As a result of increased construction support work, which began during the latter half of 2003 and carried through the first nine months of 2004, the average revenue per day of ROV utilization was higher than the corresponding period in 2003 and comparable to that of the preceding quarter. Gross margins increased over the prior quarter due to lower repair expenses. We expect gross margin percentage to be slightly lower in the fourth quarter, as we expect our repair expenses to rise closer to historical levels.

During the quarter ended September 30, 2004, our Subsea Products revenues increased from the corresponding quarter of the prior year and the preceding quarter. Our margin contributions increased compared to the corresponding periods of 2003 from the higher revenue levels after our acquisition of Rotator in 2003. Margins decreased from the prior quarter due to competitive pricing pressure in the umbilical market. The nine-month period ended September 30, 2003 was positively impacted by $1.3 million due to the successful completion of a project at a lower cost than previously estimated. Our outlook for the Subsea Products segment is positive, based on the growth in the number of subsea wellhead completions and the level of bid activity we are experiencing, although the competitive pricing environment still exists in the umbilical market, particularly in regard to Gulf of Mexico steel tube umbilicals. Our Subsea Products backlog increased from $60 million at June 30, 2004 to $73 million at September 30, 2004. During the fourth quarter of 2004, we expect higher revenue and margin contributions than we had in the third quarter. Our steel tube cabling machine in Brazil is now operational, and we expect our Panama City, Florida facility, with steel tube capability, to be operational in December 2004.

For our Subsea Projects segment, we experienced a slight revenue decrease compared to the preceding quarter, but slightly increased margins due to better results from our Gulf of Mexico diving operations. Reflecting less demand for our services, our margin contributions were below those achieved in the corresponding quarter of 2003. The nine months of 2003 included reductions in cost estimates totaling $1.9 million. We adjusted the cost estimates due to the favorable completion of an installation project and the settlement of a personal injury claim. We believe, that for the full year, our Subsea Projects segment results in 2004 will be slightly below those achieved in 2003.

Our Mobile Offshore Production Systems gross margins were flat for all periods presented, as our three main assets were working under the same contracts as in 2003. We expect margins to continue at about the same levels through the remainder of 2004.

Compared to the corresponding periods of 2003, our Inspection gross margins decreased as a result of three major storms in the Gulf of Mexico, which delayed and interrupted work. Our margins were also negatively impacted by restructuring costs following the acquisition of OIS International Inspection plc in January 2003.

Advanced Technologies

Revenue and gross margin information is as follows:

	For the Three Months Ended			For the Nine Months Ended
	Sep. 30,	Sep. 30,	June 30,	Sep. 30,	Sep. 30,
	2004	2003	2004	2004	2003
	(dollars in thousands)
Revenue	$34,544	$32,567	$33,289	$97,581	$89,636
Gross margins	6,682	6,343	6,469	18,648	17,216
Gross margin %	19%	19%	19%	19%	19%
Operating margin	4,975	4,605	4,398	13,074	12,260
Operating margin %	14%	14%	13%	13%	14%

Advanced Technologies revenues were higher and margin percentages were flat in the periods presented from additional work for the U.S. Navy and space-related products and services associated with the next Space Shuttle launch. We anticipate the fourth quarter results to be slightly lower than those achieved during the third quarter, due to the timing of projects.

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

	For the Three Months Ended			For the Nine Months Ended
	Sep. 30,	Sep. 30,	June 30,	Sep. 30,	Sep. 30,
	2004	2003	2004	2004	2003
			(dollars in thousands)
Gross margin expenses	$(6,321)	$(4,670)	$(6,710)	$(18,374)	$(13,105)
% of revenue	3%	3%	3%	3%	3%
Operating expenses	(9,151)	(7,296)	(9,853)	(28,840)	(20,555)
% of revenue	5%	4%	5%	5%	4%

Unallocated operating expenses in the nine months ended September 30, 2004 include the expensing of $1.8 million of accumulated transaction costs related to a terminated acquisition effort in the first quarter of 2004.

Other

The table below sets forth our significant financial statement items below the income from operations line.

	For the Three Months Ended			For the Nine Months Ended
	Sep. 30,	Sep. 30,	June 30,	Sep. 30,	Sep. 30,
	2004	2003	2004	2004	2003
			(dollars in thousands)
Interest income	$767	$94	$67	$889	$381
Interest expense	(2,141)	(2,105)	(2,168)	(6,403)	(5,956)
Equity earnings (losses) of unconsolidated affiliates, net	2,480	35	2,320	5,936	(186)
Other income (expense), net	(61)	(169)	(263)	(947)	(859)
Provision for income taxes	(6,918)	(4,867)	(5,875)	(15,394)	(12,471)

The amounts of equity earnings (losses) of unconsolidated affiliates are as follows:

	For the Three Months Ended			For the Nine Months Ended
	Sep. 30,	Sep. 30,	June 30,	Sep. 30,	Sep. 30,
	2004	2003	2004	2004	2003
			(dollars in thousands)
Medusa Spar LLC	$2,178	$—	$2,503	$5,818	$—
Smit-Oceaneering Cable Systems, L.L.C.	(49)	(231)	(468)	(689)	(810)
Pro-Dive Oceaneering Co.	351	266	285	807	624

	$2,480	$35	$2,320	$5,936	$(186)

In December 2003, we acquired 50% of Medusa Spar LLC, which owns a 75% interest in the Medusa Spar production platform in the Gulf of Mexico. Medusa Spar LLC earns revenue on a tariff basis on oil and gas production throughput processed by the spar from the Medusa field and surrounding dedicated blocks. The decrease in earnings of Medusa Spar LLC from the prior quarter resulted from an interruption of production associated with Hurricane Ivan in mid-September. Production was resumed in mid-October.

We own 50% of Smit-Oceaneering Cable Systems, L.L.C., which is a telecommunications cable laying and maintenance venture. Due to the current condition of the telecommunications market, the venture is currently inactive and the single vessel owned by the venture is being marketed for oilfield and other uses.

We own 49% of Pro-Dive Oceaneering Co., a venture that operates our ROVs in Canada.

Interest expense for the three- and nine-month periods ended September 30, 2004 increased compared to the corresponding period in the prior year due to higher debt levels. Our debt had been incurred to fund business acquisitions, including the ROV drill support business of Stolt Offshore S.A. in 2004 and OIS International Inspection plc in 2003, additional equipment, including the Ocean Legend, and expansion of our Subsea Products production capacity. We capitalized $81,000 and $126,000 of interest during the three- and nine-month periods ended September 30, 2004, respectively. We did not capitalize any interest during 2003.

We recognized additional interest income in the three months ended September 30, 2004 from interest on tax refunds associated with amended U.S. tax returns.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are currently exposed to certain market risks arising from transactions we have entered into in the normal course of business. These risks relate to interest rate changes and fluctuations in foreign exchange rates. We do not believe these risks are material. We have not entered into any market risk-sensitive instruments for trading purposes. We manage our exposure to interest rate changes through the use of a combination of fixed and floating rate debt. See note 3 of notes to the consolidated financial statements contained in this report and note 3 of notes to consolidated financial statements contained in our annual report on Form 10-K for the year ended December 31, 2003 for a description of our long-term debt agreements, interest rates and maturities. We believe that significant interest rate changes will not have a material near-term impact on our future earnings or cash flows. Because we operate in various oil and gas exploration and production regions in the world, we conduct a portion of our business in currencies other than the U.S. dollar. The functional currency for many of our international operations is the applicable local currency. We manage our exposure to changes in foreign exchange rates primarily through arranging compensation in U.S. dollars or freely convertible currency and, to the extent possible, by limiting compensation received in other currencies to amounts necessary to meet obligations denominated in those currencies. We use the exchange rates in effect as of the balance sheet date to translate assets and liabilities as to which the functional currency is the local currency, resulting in translation adjustments that we reflect as accumulated other comprehensive income or loss in the shareholders’ equity section of our consolidated balance sheets. We recorded a $1.4 million adjustment to our equity accounts for the three- and nine-month periods ended September 30, 2004 to reflect the net impact of the weakening of the U.S. dollar against various foreign currencies for locations where the functional currency is not the U.S. dollar.

Our Subsea Products business in Brazil conducts much of its operations in U.S. dollars, which is its functional currency. We recorded $1.9 million of foreign currency losses in our consolidated statement of income for 2003 related to our operations in Brazil. Foreign currency gains and (losses) related to Brazil were $503,000 and ($43,000) for the three-month periods ended September 30, 2004 and 2003 and $2,000 and ($420,000) for the nine-month periods ended September 30, 2004 and 2003, respectively.

Item 4. Controls and Procedures.

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2004 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has been no change in our internal control over financial reporting that occurred during the three months ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 5. Other Information.

In conjunction with its self-assessment of its independence from us, our independent audit firm, Ernst & Young LLP, recently considered the impact of the following matters on its independence: (1) the provision of recordkeeping services by Ernst & Young’s Brazilian affiliate to an inactive Brazilian subsidiary of ours whose accounts are not consolidated into our financial statements, (2) the provision of treasury-related services to that same subsidiary by an individual who had a contractor relationship with Ernst & Young’s Brazilian affiliate and (3) the maintenance by Ernst & Young’s Indonesian affiliate of a small cash float account into which we periodically advanced funds in connection with the payment of Indonesian withholding taxes. Each of these service relationships and arrangements with Ernst & Young has been discontinued. Based on its review of the facts and circumstances involved, Ernst & Young concluded that, notwithstanding the prior existence of these relationships and arrangements, it was, in the course of its prior audit engagements with us, and continues to be, independent with respect to Oceaneering. Our management and the Audit Committee of our Board of Directors have reviewed the facts and circumstances involved and have concurred with Ernst & Young’s conclusions.

Item 6. Exhibits.

Registration
		or File	Form or	Report	Exhibit
		Number	Report	Date	Number
*3.01	Restated Certificate of Incorporation	1-10945	10-K	Dec. 2000	3.01
*3.02	Amended and Restated By-Laws	1-10945	10-K	Dec. 2002	3.02
31.01	Rule 13a-14(a)/15d-14(a) Certification by John R. Huff, Chief Executive Officer
31.02	Rule 13a-14(a)/15d-14(a) Certification by Marvin J. Migura, Chief Financial Officer
32.01	Section 1350 Certification by John R. Huff, Chief Executive Officer
32.02	Section 1350 Certification by Marvin J. Migura, Chief Financial Officer

*	Indicates exhibit previously filed with the Securities and Exchange Commission as indicated and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OCEANEERING INTERNATIONAL, INC. (Registrant)

Date:	November 4, 2004	By:	/S/ JOHN R. HUFF John R. Huff Chairman and Chief Executive Officer
Date:	November 4, 2004	By:	/S/ MARVIN J. MIGURA Marvin J. Migura Senior Vice President and Chief Financial Officer
Date:	November 4, 2004	By:	/S/ JOHN L. ZACHARY John L. Zachary Controller and Chief Accounting Officer

Index to Exhibits

Registration
		or File	Form or	Report	Exhibit
		Number	Report	Date	Number
*3.01	Restated Certificate of Incorporation	1-10945	10-K	Dec. 2000	3.01
*3.02	Amended and Restated By-Laws	1-10945	10-K	Dec. 2002	3.02
31.01	Rule 13a-14(a)/15d-14(a) Certification by John R. Huff, Chief Executive Officer
31.02	Rule 13a-14(a)/15d-14(a) Certification by Marvin J. Migura, Chief Financial Officer
32.01	Section 1350 Certification by John R. Huff, Chief Executive Officer
32.02	Section 1350 Certification by Marvin J. Migura, Chief Financial Officer

*	Indicates exhibit previously filed with the Securities and Exchange Commission as indicated and incorporated herein by reference.