Form 10-K
period 2004-12-31
OCEANEERING INTERNATIONAL INC
filed 2005-03-16
CIK 73756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _____________

Commission file number 1-10945

OCEANEERING INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-2628227 (I.R.S. Employer Identification No.)

11911 FM 529 Houston, Texas (Address of principal executive offices)	77041 (Zip Code)

Registrant’s telephone number, including area code: (713) 329-4500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock, $0.25 par value	Name of each exchange on which registered New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑, No ☐.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☑, No ☐.

     Aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the closing price of $34.25 of the Common Stock on the New York Stock Exchange as of June 30, 2004, the last business day of the registrant’s most recently completed second quarter: $824,831,000

Number of shares of Common Stock outstanding at March 2, 2005: 25,908,219

Documents Incorporated by Reference:

Portions of the proxy statement relating to the registrant’s 2005 annual meeting of shareholders, to be filed on or before April 30, 2005 pursuant to Regulation 14A of the Securities Exchange Act of 1934, are incorporated by reference to the extent set forth in Part III, Items 10-13 of this report.

Oceaneering International, Inc.
Form 10-K

PART I

ITEM 1. BUSINESS.

General Development of Business

Oceaneering International, Inc. is an advanced applied technology company that provides a comprehensive range of integrated technical services and hardware to customers who operate in harsh environments, such as underwater, space and other hazardous areas. Oceaneering was organized in 1969 out of the combination of three diving service companies founded in the early 1960s. Since our establishment, we have concentrated on the development and marketing of underwater services and products requiring the use of advanced deepwater technology. We are one of the world’s largest underwater services contractors. We provide most of our services and products to the oil and gas industry. These include remotely operated vehicles, mobile offshore production systems, built-to-order specialty hardware, engineering and project management, subsea intervention systems, non-destructive testing and inspection, and manned diving. We have locations in the United States and 19 other countries. Our international operations, principally in the North Sea, West Africa, Brazil, Australia and Asia, accounted for approximately 56% of our revenue, or $440 million, for the year ended December 31, 2004.

Our business segments are contained within two businesses – services and products provided to the oil and gas industry (“Oil and Gas”) and all other services and products (“Advanced Technologies”). Our five business segments within the Oil and Gas business are Remotely Operated Vehicles (“ROVs”), Subsea Products, Subsea Projects, Mobile Offshore Production Systems and Inspection. We report our Advanced Technologies business as one segment. Unallocated expenses are those not associated with a specific business segment. These consist of expenses related to our incentive and deferred compensation plans, including restricted stock and bonuses, as well as other general expenses.

Our Subsea Projects segment consists of our subsea installation, maintenance and repair services utilizing our Gulf of Mexico vessels, including our Ocean Intervention class vessels, and our specialized diving group. Our Inspection segment consists of non-destructive testing and inspection services.

Oil and Gas. The focus of our Oil and Gas business has been toward increasing our asset base for providing services and products for deepwater offshore operations and subsea completions. Prior to 1996, we purchased most of our ROVs, which are submersible vehicles operated from the surface and widely used in the offshore oil and gas industry. However, in response to increased demand for more powerful systems operating in deeper water, we expanded our capabilities and established an in-house facility to design and build ROVs to meet the continued expansion of our ROV fleet. This facility was established and became fully operational in January 1998. We have built over 100 ROV systems, and we are producing all our new ROVs in-house. For the past few years, other than for units we have purchased from other ROV operators, we have kept the number of our work-class ROVs at a constant level and have built new systems for replacement and upgrade of our existing fleet. In the first quarter of 2004, we completed the acquisition of 34 additional work-class ROVs and related business operations from Stolt Offshore S.A. In September 2004, we acquired 10 work-class ROVs and related equipment and business operations in North and South America from Fugro N.V.

Through our Oceaneering Multiflex division, we provide subsea hydraulic and electrohydraulic umbilicals. Offshore operators use umbilicals to, among other things, control subsea wellhead hydrocarbon flow rates. We entered this market in March 1994 through our purchase of the operating subsidiaries of Multiflex International Inc. During 1998, we constructed an umbilical plant in Brazil and relocated, modernized and increased the capabilities, including the production of steel tube umbilicals, of our umbilical manufacturing facility in Scotland. Both facilities began operations in the first half of 1999. During 2004, we moved our U.S. facility to a new location, which has added capacity and the capability of producing steel tube umbilicals and added steel tube capability to our plant in Brazil.

In 2003, we purchased Rotator AS, a designer and manufacturer of subsea control valves, topside control valves, subsea chemical injection valves and specialty control panels. In 2003, we also acquired Reflange, Inc., a manufacturer of metal seal piping connectors and a supplier of on-site machining services.

We own three operating mobile offshore production systems:

•	the floating production, storage and offloading system Ocean Producer, which has been operating offshore West Africa since December 1991;

•	the production barge San Jacinto, which we acquired in December 1997 and which is currently under contract offshore Indonesia; and

•	the mobile offshore production system Ocean Legend, which has been operating offshore Western Australia since May 2001.

In December 2003, we purchased a 50% equity interest in Medusa Spar LLC, which owns 75% of a production spar platform. Medusa Spar LLC’s revenue is derived from processing oil and gas production for a fee based on the volumes processed. The spar is currently located on the Medusa field in the Gulf of Mexico. Medusa Spar LLC has a contract covering production from the Medusa field and other nearby areas. The majority working interest owner of the Medusa field has committed to deliver minimum volumes, which we expect will generate sufficient revenue to repay Medusa Spar LLC’s outstanding debt. Medusa Spar LLC financed its acquisition of its 75% interest in the production spar platform using approximately 50% debt and 50% equity from its equity holders.

We own and operate two multiservice vessels, the Ocean Intervention and the Ocean Intervention II, which went into service in 1998 and 2000, respectively. These multiservice vessels are equipped with thrusters that allow them to be dynamically positioned, which means the vessels can maintain a constant position at a location without the use of anchors. They are used in pipeline or flowline tie-ins, pipeline crossings and subsea hardware interventions and installations. Both vessels can carry and install significant lengths of coiled tubing or umbilicals required to bring subsea well completions into production (tie-back to production facilities). These two vessels are part of our Subsea Projects segment.

We supply inspection services to customers required to obtain third-party inspections to satisfy contractual structural specifications, internal safety standards or regulatory requirements. In January 2003, we acquired OIS International Inspection plc. This acquisition approximately tripled the size of our Inspection services.

Advanced Technologies. In August 1992 and May 1993, we purchased two businesses that formed the basis of our Advanced Technologies segment. The first business designed, developed and operated robotic systems and ROVs specializing in non-oilfield markets and provided the basis for our expansion into commercial and governmental subsea cable field support, maintenance and repair, civil works projects and commercial theme park animation in 1993. The second business designed, developed and fabricated spacecraft hardware and high-temperature insulation products. In 2003, we acquired Nauticos Corporation, a provider of marine services support to governmental and commercial customers.

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

Financial Information about Segments

For financial information about our business segments, please see the table in Note 6 of the Notes to Consolidated Financial Statements in this report, which presents revenue, income from operations, depreciation and amortization expense and capital expenditures for the years ended December 31, 2004, 2003 and 2002, and identifiable assets and goodwill by business segment as of December 31, 2004 and 2003.

Description of Business

OIL AND GAS

Our Oil and Gas business consists of ROVs, Subsea Products, Subsea Projects, Mobile Offshore Production Systems and Inspection.

ROVs. ROVs are submersible vehicles operated from the surface. We use our ROVs in the offshore oil and gas industry to perform a variety of underwater tasks, including drill support, installation and construction support, pipeline inspection and surveys and subsea production facility operation and maintenance. ROVs may be outfitted with manipulators, sonar, video cameras, specialized tooling packages and other equipment or features to facilitate the performance of specific underwater tasks. We use ROVs at water depths or in situations where the use of divers would be uneconomical or unfeasible. We own 168 work-class ROVs. We are the industry leader in providing ROV services on deepwater wells, which are the most technically demanding. We believe we operate the largest and most technically advanced fleet of ROVs in the world.

ROV Revenue:

	Amount	Percent of Total Revenue
Year ended December 31, 2004	$223,914,000	29%
Year ended December 31, 2003	160,359,000	25%
Year ended December 31, 2002	149,619,000	27%

Subsea Products. We construct a variety of built-to-order specialty subsea hardware to ISO 9001 quality requirements. These products include:

•	hydraulic, electrohydraulic and chemical injection umbilicals utilizing thermoplastic hoses and steel tubes;

•	ROV tooling and work packages;

•	subsea and topside control valves;

•	subsea chemical injection valves;

•	production control equipment;

•	metal seal piping connectors; and

•	pipeline repair systems.

We market these products under the trade names Oceaneering Multiflex, Oceaneering Intervention Engineering, Oceaneering Reflange and Oceaneering Rotator.

Offshore well operators use subsea umbilicals and production control equipment to control subsea wellhead hydrocarbon flow, monitor downhole and wellhead conditions and perform chemical injection. ROV tooling and work packages provide the operational link between an ROV and permanently installed equipment located on the sea floor. Valves are used to control and meter hydrocarbon production flow rates and to inject chemicals into reservoirs.

Subsea Products revenue:

	Amount	Percent of Total Revenue
Year ended December 31, 2004	$160,410,000	20%
Year ended December 31, 2003	107,540,000	17%
Year ended December 31, 2002	123,227,000	23%

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

Subsea Projects revenue:

	Amount	Percent of Total Revenue
Year ended December 31, 2004	$70,254,000	9%
Year ended December 31, 2003	68,796,000	11%
Year ended December 31, 2002	78,709,000	14%

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

We own a 50% equity interest in Medusa Spar LLC, which owns 75% of a production spar platform. Medusa Spar LLC’s revenue is derived from processing oil and gas production for a fee based on the volumes processed. The spar is currently located on the Medusa field in the Gulf of Mexico. Medusa Spar LLC has a contract covering production from the Medusa field and other nearby areas. We report our interest in this joint venture’s results in equity earnings (losses) of unconsolidated affiliates.

Mobile Offshore Production Systems revenue:

	Amount	Percent of Total Revenue
Year ended December 31, 2004	$49,387,000	6%
Year ended December 31, 2003	46,836,000	7%
Year ended December 31, 2002	48,538,000	9%

Inspection. Through our Oceaneering Inspection division, we offer a wide range of inspection services to customers required to obtain third-party inspections to satisfy contractual structural specifications, internal safety standards or regulatory requirements. We provide these services principally to customers in the oil and gas, petrochemical and power generation industries. In the U.K., we provide Independent Inspection Authority services for the oil and gas industry, which includes first pass integrity evaluation and assessment and non-destructive testing services. We use a variety of technologies to perform pipeline inspections, both onshore and offshore.

Inspection revenue:

	Amount	Percent of Total Revenue
Year ended December 31, 2004	$145,691,000	19%
Year ended December 31, 2003	136,599,000	21%
Year ended December 31, 2002	44,026,000	8%

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

We work for customers having specialized requirements in underwater or other hazardous environments outside the oil and gas industry. We provide support for the U.S. Navy, including underwater operations, data analysis, development of ocean-related computer software, and design and development of new underwater tools and systems. We also install and maintain mechanical systems for the Navy’s surface ships, submarines, piers, offshore structures and moorings.

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

Through a 50% interest in a joint venture we formed with a subsidiary of Smit Internationale, N.V., we also maintain and operate commercial cable lay and maintenance equipment. The current term of the joint venture agreement expires in March 2007. It automatically extends for five-year periods unless one of the participants gives a cancellation notice at least one year before the end of the then-current term. Due to the condition of the telecommunications market, the single vessel used in the venture has been marketed for oilfield and other uses since 2004. In March 2005, we purchased the cable lay and maintenance equipment from the venture. We report our interest in this joint venture’s results in equity earnings (losses) of unconsolidated affiliates.

Advanced Technologies revenue:

	Amount	Percent of Total Revenue
Year ended December 31, 2004	$130,525,000	17%
Year ended December 31, 2003	119,119,000	19%
Year ended December 31, 2002	103,348,000	19%

MARKETING

Oil and Gas. Oil and gas exploration and development expenditures fluctuate from year to year. In particular, budgetary approval for more expensive drilling and production in deepwater, an area in which we have a high degree of focus, may be postponed or suspended during periods when exploration and production companies reduce their offshore capital spending.

We market our ROVs, Subsea Products, Subsea Projects and Inspection to domestic, international and foreign national oil and gas companies engaged in offshore exploration, development and production. We also provide services and products as a subcontractor to other oilfield service companies operating as prime contractors. Customers for these services typically award contracts on a competitive-bid basis. These contracts are typically less than one year in duration, although we enter into multi-year contracts from time to time.

We market our Mobile Offshore Production Systems primarily to international and foreign national oil and gas companies. We offer systems for production and development of fields and prospects in areas lacking pipelines and processing infrastructure. Our systems can also be used for extended well testing and early production of marginal fields. Contracts are typically awarded on a competitive-bid basis, generally for periods of one or more years.

In connection with the services we perform in our Oil and Gas business, we generally seek contracts that compensate us on a dayrate basis. Under dayrate contracts, the contractor provides the ROV or vessel and the required personnel to operate the unit and compensation is based on a rate per day for each day the unit is used. The typical dayrate depends on market conditions, the nature of the operations to be performed, the duration of the work, the equipment and services to be provided, the geographical areas involved and other variables. Dayrate contracts may also contain an alternate, lower dayrate that applies when a unit is moving to a new site or when operations are interrupted or restricted by equipment breakdowns, adverse weather or water conditions or other conditions beyond the contractor’s control. Some dayrate contracts provide for revision of the specified dayrates in the event of material changes in the cost of specified items. Sales contracts for our products are generally for a fixed price.

Advanced Technologies. We market our marine services and related engineering services to government agencies, major defense contractors, NASA and NASA prime contractors, and telecommunications, construction and other industrial customers outside the energy sector. We also market to insurance companies, salvage associations and other customers who have requirements for specialized operations in deep water.

Major Customers. Our top five customers in the years ended December 31, 2004, 2003 and 2002 accounted for 23%, 26% and 34%, respectively, of our consolidated revenue. For the years ended December 31, 2004, 2003 and 2002, four of our top five customers were oil and gas exploration and production companies served by our Oil and Gas business segments. The other top-five customer was the U.S. Navy, which was served by our Advanced Technologies segment. No single customer accounted for more than 10% of our consolidated revenue in any of those three years. While we do not depend on any one customer, the loss of one of our significant customers could, at least on a short-term basis, have an adverse effect on our results of operations.

RAW MATERIALS

Most of the raw materials we use in our manufacturing operations, such as steel in various forms, electronic components and plastics, are available from many sources, and we do not depend on any single supplier or source for any of our raw materials. However, some components we use to manufacture subsea umbilicals are available from limited sources. While we have not experienced any difficulties in obtaining these materials in the past, there is currently a shortage of the specialty steel tubes we need to manufacture certain of our steel tube umbilicals. That shortage is a result of a general worldwide increase in demand for steel. Additionally, the availability of certain grades of aramid fibers, materials we use in the manufacture of our thermoplastic umbilicals, is limited due to demand for military use. At this point, we do not know how significant or prolonged the current shortages will be. Currently the lead times between the placement of an order and delivery of these materials have been extended. Any significant, prolonged shortage of these materials could result in increased costs for these materials and delays in our subsea umbilicals manufacturing operations.

COMPETITION

Our businesses are highly competitive.

Oil and Gas

We are one of several companies that provide underwater services and specialty subsea hardware on a worldwide basis. We compete for contracts with companies that have worldwide operations, as well as numerous others operating locally in various areas. We believe that our ability to provide a wide range of underwater services and products, including technological applications in deeper water (greater than 1,000 feet) on a worldwide basis, should enable us to compete effectively in the oilfield exploration and development market. In some cases involving projects that require less sophisticated equipment, small companies have been able to bid for contracts at prices uneconomical to us.

ROVs. We believe we are the world’s largest owner/operator of work-class ROVs employed in oil and gas related operations. We estimate we have a market share of approximately 38%. We have 168 work-class ROVs. We compete with several major companies on a worldwide basis and with numerous others operating locally in various areas. We have fewer competitors in deeper water depths, as more sophisticated equipment and technology is needed in deeper water.

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

Mobile Offshore Production Systems. Although we are one of many companies that offer leased mobile offshore production systems, we believe we are positioned to compete in this market in certain instances through our ability to identify and offer optimum solutions, supply equipment and utilize our expertise in associated subsea technology and offshore construction and operations gained through our extensive operational experience worldwide.

Inspection. The worldwide inspection market consists of a wide range of inspection and certification requirements in many industries. We compete in only selected portions of this market. We believe that our broad geographic sales and operational coverage, long history of operations, technical reputation, application of various pipeline inspection technologies and accreditation to international quality standards enable us to compete effectively in our selected inspection services market segments.

Frequently, oil and gas companies use prequalification procedures that reduce the number of prospective bidders for their projects. In some countries, political considerations tend to favor local contractors.

Advanced Technologies

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

SEASONALITY AND BACKLOG

A material amount of our consolidated revenue is generated from contracts for marine services in the Gulf of Mexico and the North Sea, which are usually more active from April through November compared to the rest of the year. In the past several years, offshore drillers have been entering into more well-to-well contracts as opposed to multi-year contracts. As a result, we are also entering into more well-to-well contracts in our ROV segment. We have also shifted a higher percentage of our ROV activity from drilling support to offshore construction support. Both of these developments have made our ROV operations more seasonal, with the low point expected to be in the first quarter of the year. Our Inspection segment’s operations remain more active from April through November as compared to the rest of the year. Revenues in our Mobile Offshore Production Systems, Subsea Products and Advanced Technologies segments are generally not seasonal.

     The amounts of backlog orders we believed to be firm as of December 31, 2004 and 2003 were as follows:

	As of December 31, 2004		As of December 31, 2003
	(in millions)		(in millions)
	Total	1 + yr*	Total	1 + yr*
Oil and Gas
ROVs	$207	$66	$104	$18
Subsea Products	79	4	47	2
Mobile Offshore Production Systems	90	49	134	91
Subsea Projects	21	—	13	—
Inspection	108	40	109	46

Total Oil and Gas	505	159	407	157
Advanced Technologies	54	3	82	25

Total	$559	$162	$489	$182

*	Represents amounts that were not expected to be performed within one year.

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

While not a legal requirement, within our Oil and Gas business we maintain various quality management systems. Our quality management systems in the United Kingdom and Norway are registered as being in conformance with ISO 9001:2000 and cover all our Oil and Gas products and services. Except for the operations of two small recent acquisitions, the quality management systems of our Subsea Products segment are also registered to be in conformance with ISO 9001:2000 for its products and services. The quality management systems of both the Oceaneering Space Systems and Oceaneering Technologies units of our Advanced Technologies segment are also ISO 9001:2000 registered. ISO 9001 is an internationally recognized verification system for quality management established by the International Standards Organization, and the 2000 edition emphasizes customer satisfaction and continual improvement.

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

Events leading to the war in Iraq, political and military tension involving Iran and North Korea, as well as the terrorist attacks of September 11, 2001 and subsequent terrorist attacks and unrest, have caused instability in the world’s financial and commercial markets, have significantly increased political and economic instability in some of the geographic areas in which we operate and have contributed to high levels of volatility in prices for oil and gas. Acts of terrorism and threats of armed conflicts in or around various areas in which we operate, such as the Middle East and Indonesia, could limit or disrupt our markets and operations, including disruptions resulting from the evacuation of personnel, cancellation of contracts or the loss of personnel or assets.

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

A significant portion of our revenue is attributable to operations in foreign countries. These activities accounted for approximately 56% of our consolidated revenue in the year ended December 31, 2004. Risks associated with our operations in foreign areas include risks of:

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

Our exposure to the risks we described above varies from country to country. In recent periods, political instability and civil unrest in West Africa and Indonesia and general economic downturns in Asia and Brazil have been our greatest concerns. There is a risk that a continuation or worsening of these conditions could materially and adversely impact our future business, operations, financial condition and results of operations. Of our total consolidated revenue for the year ended December 31, 2004, we generated approximately 2% from our operations in Indonesia, 12% from our operations in West Africa, 7% from our operations in Asia, excluding Indonesia, and 3% from our operations in Brazil.

Our offshore oilfield operations involve a variety of operating hazards and risks that could cause losses.

Our operations are subject to the hazards inherent in the offshore oilfield business. These include blowouts, explosions, fires, collisions, capsizings and severe weather conditions. These hazards could result in personal injury and loss of life, severe damage to or destruction of property and equipment, pollution or environmental damage and suspension of operations. We may incur substantial liabilities or losses as a result of these hazards. While we maintain insurance protection against some of these risks, and seek to obtain indemnity agreements from our customers, requiring the customers to hold us harmless from some of these risks, our insurance and contractual indemnity protection may not be sufficient or effective to protect us under all circumstances or against all risks. Some of the risks inherent in our operations are either not insurable or insurance is available only at rates that we consider uneconomical, particularly after the impact on the insurance markets of the September 11, 2001 terrorist attacks in the United States. The occurrence of a significant event not fully insured or indemnified against, or the failure of a customer or an insurance provider to meet its payment or indemnification obligations to us, could materially and adversely affect our results of operations and financial condition.

Laws and governmental regulations may add to our costs or adversely affect our operations.

Our business is affected by changes in public policy and by federal, state, local and foreign laws and regulations relating to the energy industry. Oil and gas exploration and production operations are affected by tax, environmental and other laws relating to the petroleum industry, by changes in those laws and changes in related administrative regulations. It is also possible that these laws and regulations may in the future add significantly to our operating costs or to those of our customers, or otherwise directly or indirectly affect our operations.

Environmental laws and regulations can increase our costs, and our failure to comply with those laws and regulations can expose us to significant liabilities.

Risks of substantial costs and liabilities related to environmental compliance issues are inherent in our operations. Our operations are subject to extensive federal, state, local and foreign laws and regulations relating to the generation, storage, handling, emission, transportation and discharge of materials into the environment. Permits are required for the operation of various facilities, and those permits are subject to revocation, modification and renewal. Governmental authorities have the power to enforce compliance with their regulations, and violations are subject to fines, injunctions or both. In some cases, those governmental requirements can impose liability for the entire cost of cleanup on any responsible party without regard to negligence or fault and impose liability on us for the conduct of others or conditions others have caused, or for our acts that complied with all applicable requirements when we performed them. It is possible that other developments, such as stricter environmental laws and regulations, and claims for damages to property or persons resulting from our operations, would result in substantial costs and liabilities. Our insurance policies and the contractual indemnity protection we seek to obtain from our customers may not be sufficient or effective to protect us under all circumstances or against all risks involving compliance with environmental laws and regulations.

EMPLOYEES

As of December 31, 2004, we had approximately 5,100 employees. Our workforce varies seasonally and peaks during the summer months. Approximately 6% of our employees are represented by unions. We consider our relations with our employees to be satisfactory.

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

For financial information about our geographic areas of operation, please see the table in Note 6 of the Notes to Consolidated Financial Statements in this report, which presents revenue and long-lived assets attributable to each of our geographic areas for the years ended December 31, 2004, 2003 and 2002.

AVAILABLE INFORMATION

Our Web site address is www.oceaneering.com. We make available through this Web site under “Shareholder Information — SEC Financial Reports,” free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports and Section 16 filings by our directors and executive officers as soon as reasonably practicable after we, or our executive officers or directors, as the case may be, electronically file those materials with, or furnish those materials to, the SEC.

We have adopted, and posted on our Web site: our corporate governance guidelines; a code of ethics for our Chief Executive Officer and Senior Financial Officers; and charters for the Audit, Nominating and Corporate Governance and Compensation Committees of our Board of Directors.

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

Oil and Gas. In general, our ROV, Subsea Projects and Inspection segments share facilities. Our location in Morgan City, Louisiana is the largest of these facilities and consists of ROV manufacturing and training facilities, vessel docking facilities, open and covered storage space and offices. The Morgan City facilities primarily support operations in the United States. We have regional support offices for our North Sea, West Africa and Southeast Asia operations in Aberdeen, Dubai and Singapore. We also have operational bases in various other locations, the most significant of which are in Norway, Australia and Nigeria.

We use workshop and office space in Houston, Texas in both our Mobile Offshore Production Systems and Subsea Products business segments. Our manufacturing facilities for our Subsea Products segment are located in or near: Panama City, Florida; Houston, Texas; Edinburgh, Scotland; Nodeland, Norway; and Rio de Janeiro, Brazil. Each of these manufacturing facilities is suitable for its intended purpose and has sufficient excess capacity to respond to increases in demand for our subsea products that may be reasonably anticipated in the foreseeable future. The Panama City, Florida facility was completed in 2004 and has added capacity and the additional capability to produce steel tube umbilicals. We also added steel tube capability to our plant in Brazil during 2004. Operations of the mobile offshore production unit Ocean Producer are supported through our regional office in Dubai. Operations of the San Jacinto and the Ocean Legend are supported from our office in Perth, Australia.

Our principal manufacturing facilities are located on properties we own or hold under a long-term lease, expiring in 2014. The other facilities we use in our Oil and Gas business segments are on properties we lease.

Advanced Technologies. Our primary facilities for our Advanced Technologies segment are leased offices and workshops in Upper Marlboro, Maryland, which support our services for the U.S. Navy and our commercial theme park animation activities. We have regional support offices in Chesapeake, VA; Pearl Harbor, HI; and San Diego, CA, which support our services for the U.S. Navy. We also lease facilities in Houston, Texas, which primarily support our space industry activities.

ITEM 3. LEGAL PROCEEDINGS.

In the ordinary course of business, we are subject to actions for damages alleging personal injury under the general maritime laws of the United States, including the Jones Act, for alleged negligence. We report actions for personal injury to our insurance carriers and believe that the settlement or disposition of those suits will not have a material adverse effect on our financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to a vote of our security holders, through the solicitation of proxies or otherwise, during the last three months of the year ended December 31, 2004.

EXECUTIVE OFFICERS OF THE REGISTRANT.

Executive Officers. The following information relates to our executive officers as of March 7, 2005:

NAME	AGE	POSITION	OFFICER SINCE	EMPLOYEE SINCE
John R. Huff	58	Chairman of the Board and	1986	1986
		Chief Executive Officer

T. Jay Collins	58	President and Chief Operating	1993	1993
		Officer and Director

Marvin J. Migura	54	Senior Vice President and	1995	1995
		Chief Financial Officer

M. Kevin McEvoy	54	Senior Vice President	1990	1979

George R. Haubenreich, Jr.	57	Senior Vice President, General	1988	1988
		Counsel and Secretary

John L. Zachary	51	Controller and Chief	1998	1988
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

John R. Huff, Chairman and Chief Executive Officer, joined Oceaneering as a director, President and Chief Executive Officer in 1986. He was elected Chairman of the Board in 1990. He is a director of BJ Services Company and Suncor Energy, Inc.

T. Jay Collins, President and Chief Operating Officer, joined Oceaneering in 1993 as Senior Vice President and Chief Financial Officer. In 1995, he was appointed Executive Vice President – Oilfield Marine Services and held that position until becoming President and Chief Operating Officer in 1998. He was elected a director of Oceaneering in March 2003.

Marvin J. Migura, Senior Vice President and Chief Financial Officer, joined Oceaneering in 1995. From 1975 to 1994, he held various financial positions with Zapata Corporation, then a diversified energy services company, most recently as Senior Vice President and Chief Financial Officer from 1987 to 1994.

M. Kevin McEvoy, Senior Vice President, joined Oceaneering in 1984 when we acquired Solus Ocean Systems, Inc. Since 1984, he has held various senior management positions in each of our operating groups and geographic areas. He was appointed a Vice President in 1990 and Senior Vice President in 1998.

George R. Haubenreich, Jr., Senior Vice President, General Counsel and Secretary, joined Oceaneering in 1988.

John L. Zachary, Controller and Chief Accounting Officer, joined Oceaneering in 1988 as Controller for the Advanced Technologies and Mobile Offshore Production Systems divisions. From 1993 until 1998, he was Controller for the Americas Region and was appointed to his present position in 1998.

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

In addition, various statements this report contains, including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, are forward-looking statements. Those forward-looking statements appear in Item 1 – “Business,” Item 2 – “Properties” and Item 3 – “Legal Proceedings” in Part I of this report and in Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Item 7A – “Quantitative and Qualitative Disclosures About Market Risk” and in the Notes to Consolidated Financial Statements incorporated into Item 8 of Part II of this report and elsewhere in this report. These forward-looking statements speak only as of the date of this report, we disclaim any obligation to update these statements, and we caution you not to rely unduly on them. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks, contingencies and uncertainties relate to, among other matters, the following:

•	worldwide demand for oil and gas;

•	general economic and business conditions and industry trends;

•	the levels of oil and gas production to be processed by the Medusa field production spar platform;

•	the continued strength of the industry segments in which we are involved;

•	the increased use of subsea completions and our ability to capture associated market share;

•	decisions about offshore developments to be made by oil and gas companies;

•	the highly competitive nature of our businesses;

•	our future financial performance, including availability, terms and deployment of capital;

•	the continued availability of qualified personnel;

•	operating risks normally incident to offshore exploration, development and production operations;

•	changes in, or our ability to comply with, government regulations, including those relating to the environment;

•	rapid technological changes; and

•	social, political, military and economic situations in foreign countries where we do business and the possibilities of war, other armed conflicts or terrorist attacks.

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

Part II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Oceaneering’s common stock is listed on the New York Stock Exchange under the symbol OII. We submitted to the New York Stock Exchange during 2004 a certification of our Chief Executive Officer regarding compliance with the Exchange’s corporate governance listing standards. We also included as exhibits to this annual report on Form 10-K, as filed with the SEC, the certifications of our Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002.

The following table sets out, for the periods indicated, the high and low sales prices for our common stock as reported on the New York Stock Exchange (consolidated transaction reporting system):

	Year Ended		Year Ended
	December 31, 2004		December 31, 2003
For the quarter ended:	High	Low	High	Low
March 31	$36.34	$27.69	$25.24	$20.66
June 30	34.32	27.95	28.50	21.30
September 30	37.69	29.40	26.99	22.35
December 31	39.06	34.26	28.47	21.38

On March 2, 2005, there were 379 holders of record of our common stock. On that date, the closing sales price, as quoted on the New York Stock Exchange, was $38.91. We have not made any common stock dividend payments since 1977, and we currently have no plans to pay cash dividends. Our credit agreements contain restrictions on the payment of dividends. See Note 4 of Notes to Consolidated Financial Statements included in this report.

We did not repurchase any shares of our common stock in the fourth quarter of 2004.

EQUITY COMPENSATION PLAN INFORMATION

The following presents equity compensation plan information as of December 31, 2004:

			Number of securities
			remaining available for
			future issuance under equity
	Number of securities to be		compensation plans
	issued upon exercise of	Weighted-average exercise	(excluding securities
	outstanding options, warrants	price of outstanding options,	reflected in the first
Plan Category	and rights	warrants and rights	column)

Equity compensation plans approved by security holders	530,850	$25.17	595,900

Equity compensation plans not approved by security holders	978,200	$26.89	826,690

Total	1,509,050	$26.28	1,422,590

At December 31, 2004, there were: (1) 826,690 shares of Oceaneering common stock under equity compensation plans not approved by security holders available for grant, in the form of stock options, stock appreciation rights or stock awards; and (2) 595,900 shares of Oceaneering common stock under equity compensation plans approved by security holders available for grant, in the form of stock options, stock appreciation rights or stock awards, subject to no more than a remaining 2,000 shares being used for awards other than stock options or stock appreciation rights to employees. For a description of the material features of each of these plans, see Note 8 of Notes to Consolidated Financial Statements.

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

Results of Operations:

					Nine-month
	Year Ended December 31,				Period Ended
(in thousands, except per share amounts)	2004	2003	2002	2001	Dec. 31, 2000

Revenue	$780,181	$639,249	$547,467	$524,660	$306,890
Cost of services and products	648,378	528,465	433,302	424,329	257,280

Gross margin	131,803	110,784	114,165	100,331	49,610
Selling, general and administrative expense	67,939	56,787	46,462	43,733	30,860

Income from operations	$63,864	$53,997	$67,703	$56,598	$18,750

Net income	$40,300	$29,301	$40,133	$31,322	$9,122
Diluted earnings per share	1.57	1.20	1.63	1.33	0.40
Depreciation and amortization	65,619	56,963	52,341	47,906	30,664
Capital expenditures	153,184	100,370	34,552	57,661	101,641

Other Financial Data:

	As of December 31,
(in thousands, except ratios)	2004	2003	2002	2001	2000

Working capital ratio	1.62	1.69	2.01	1.70	1.52
Working capital	$106,204	$91,793	$117,039	$84,655	$52,442
Total assets	819,664	662,856	590,348	580,331	515,754
Long-term debt	142,172	122,324	117,600	170,000	180,000
Shareholders’ equity	454,437	359,375	313,865	250,216	205,067

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

Executive Overview

We generate over 80% of our revenue from our services and products provided to the oil and gas industry. In 2004, we increased revenue by 22%, led by our ROV (up 40%) and Subsea Products (up 49%) segments. The ROV segment increase was primarily a result of acquisitions that increased our work-class fleet size from 125 to 168 during 2004. Our Subsea Products segment revenue increased from a difficult market in 2003, although we still did not achieve our margin levels of 2002, due to competitive pricing in the market. The $40.3 million net income we earned in 2004 was the highest in our history. The $11.0 million increase in 2004 results was attributable to higher profit contributions from our operating segments, with the exception of Subsea Projects and Inspection, and equity income from Medusa Spar LLC.

In 2004, we completed the following acquisitions and major capital investments:

•	acquisition of 34 work-class ROVs from Stolt Offshore S.A.;

•	acquisition of 10 work-class ROVs from Fugro N.V.; and

•	upgrades of our U.S. and Brazilian umbilical plants.

For 2005, we expect improved results from all of our oilfield segments, led by an improvement in ROV profitability.

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

	2004	2003	2002
Average number of floating rigs in use	154	151	159
ROV utilization	70%	70%	69%

We believe that growth in our Subsea Products segment will be driven by a rise in the use of subsea completions. Historically, there has been a strong correlation between the number of annual subsea tree orders and the follow on of orders for umbilicals.

The following table shows industry data and projections for worldwide subsea completions by decade.

Number of
Period	Subsea Completions
1960s	68
1970s	87
1980s	426
1990s	1,092
2000s*	3,837

*	industry projection

Publicly available industry baseline estimates project the global market for subsea tree orders in 2005 to be about the same as 2004 at around 360 trees, with some upside potential. However, industry-wide umbilical orders in 2005 are expected to increase by approximately 60% to around 2,400 kilometers, due to several large pending orders for thermoplastic-based products in Brazil. The 2005 worldwide market for steel tube-based umbilicals is expected to be comparable to 2004 at 1,200 to 1,300 kilometers, but demand in the Gulf of Mexico is expected to double to nearly 600 kilometers.

The expansion of our U.S. and Brazil plants has quadrupled our steel-tube umbilical manufacturing capability and positions us to better participate in a long-term market shift to steel-tube and the stronger market in general.

For 2005, we also expect a higher profit contribution from our Medusa Spar LLC investment, which will be reflected in our financial statements as equity earnings of unconsolidated affiliates.

Critical Accounting Policies and Estimates

We have based the following discussion and analysis of our financial condition and results of operations on our consolidated financial statements, which we have prepared in conformity with accounting principles generally accepted in the United States. These principles require us to make various estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the periods we present. We base our estimates on historical experience, available information and other assumptions we believe to be reasonable under the circumstances. On an ongoing basis, we evaluate our estimates; however, our actual results may differ from these estimates under different assumptions or conditions. The following discussion summarizes the accounting policies we believe (1) require our management’s most difficult, subjective or complex judgments and (2) are the most critical to our reporting of results of operations and financial position.

Revenue Recognition. We recognize our revenue according to the type of contract involved. On a daily basis, we recognize our billings under contracts that provide for specific time, material and equipment charges, which we bill periodically, ranging from weekly to monthly.

We account for significant fixed-price contracts, which we enter into mainly in our Subsea Products and Advanced Technologies segments, and occasionally in our Subsea Projects segment, using the percentage-of-completion method. In 2004, we accounted for 25% of our revenue using the percentage-of-completion method. In determining whether a contract should be accounted for using the percentage-of-completion method, we consider whether:

•	the customer provides specifications for the construction of facilities or production of goods or for the provision of related services;

•	we can reasonably estimate our progress towards completion and our costs;

•	the contract includes provisions as to the enforceable rights regarding the goods or services to be provided, consideration to be received and the manner and terms of payment;

•	the customer can be expected to satisfy its obligations under the contract; and

•	we can be expected to perform our contractual obligations.

Under the percentage-of-completion method, we recognize estimated contract revenue based on costs incurred to date as a percentage of total estimated costs. Changes in the expected cost of materials and labor, productivity, scheduling and other factors affect the total estimated costs. Additionally, external factors, including weather or other factors outside of our control, may also affect the progress and estimated cost of a project’s completion and, therefore, the timing of income and revenue recognition. We routinely review estimates related to our contracts and reflect revisions to profitability in earnings immediately. If a current estimate of total contract cost indicates an ultimate loss on a contract, we recognize the projected loss in full when we determine it. In prior years, we have recorded adjustments to earnings as a result of revisions to contract estimates. Although we are continually striving to improve our ability to estimate our contract costs and profitability, adjustments to overall contract costs could be significant in future periods. We recognize the remainder of our revenue as we deliver the goods and services and collection is reasonably assured.

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

In 2004, our 50%-owned cable lay and maintenance joint venture recorded an impairment of $7.2 million relative to some of its equipment. We also recorded an additional impairment of $0.4 million of our investment. After taking into account a deferred gain of $2.1 million we had generated upon formation of the venture, the two impairments reduced our equity earnings of unconsolidated affiliates by $1.9 million. During the year ended December 31, 2002, we recorded a $0.7 million in impairment charge related to property and equipment.

We expense the costs of repair and maintenance as we incur them, except for drydocking costs associated with our larger vessels. We estimate and accrue these drydocking costs over a period of time in advance of future drydockings. These amounts are included in accrued liabilities on our balance sheets. We recognize differences between the estimates and actual costs incurred in the income statement.

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

Income Taxes. Our tax provisions are based on our expected taxable income, statutory rates and tax-planning opportunities available to us in the various jurisdictions in which we operate. Determination of taxable income in any jurisdiction requires the interpretation of the related tax laws. We are at risk that a taxing authority’s final determination of our tax liabilities may differ from our interpretation. Our effective tax rate may fluctuate from year to year as our operations are conducted in different taxing jurisdictions, the amount of pre-tax income fluctuates and our estimates regarding the realizability of items such as foreign tax credits may change. Currently payable income tax expense represents either nonresident withholding taxes or the liabilities expected to be reflected on our income tax returns for the current year, while the net deferred tax expense or benefit represents the change in the balance of deferred tax assets or liabilities as reported on our balance sheet.

We establish valuation allowances to reduce deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized in the future. While we have considered estimated future taxable income and ongoing prudent and feasible tax-planning strategies in assessing the need for the valuation allowances, changes in these estimates and assumptions, as well as changes in tax laws, could require us to adjust the valuation allowances for our deferred tax assets. These adjustments to the valuation allowance would impact our income tax provision in the period in which such adjustments are identified and recorded.

For a summary of our major accounting policies and a discussion of recently adopted accounting standards, please read Note 1 to our Consolidated Financial Statements.

Liquidity and Capital Resources

We consider our liquidity and capital resources adequate to support our operations and internally generated growth initiatives. At December 31, 2004, we had working capital of $106 million, including cash of $17 million. Additionally, we had $209 million available under our revolving credit facility, which is scheduled to expire in January 2008. At December 31, 2004, our debt-to-total capitalization ratio was 24%.

We expect our operating cash flow to meet our ongoing annual cash requirements, including debt service, for the foreseeable future. Our net cash provided by operating activities was $100 million, $95 million and $123 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Our capital expenditures, including business acquisitions, for the years ended December 31, 2004, 2003 and 2002 were $153 million, $100 million and $35 million, respectively. Our capital expenditures during 2004 included the acquisitions of 34 work-class ROVs from Stolt Offshore S.A. and 10 work-class ROVs from Fugro N.V. These two acquisitions totaled $69 million. Our other capital expenditures in 2004 included $38 million to upgrade our U.S. and Brazil umbilical plants, other additions to our ROV fleet to replace older units we retired and a new diving vessel. Our capital expenditures during 2003 included the acquisitions of OIS International Inspection plc, Nauticos Corporation, Reflange, Inc. and Rotator AS. These acquisitions totaled $58 million. Our other capital expenditures included additions to our fleet of ROVs to replace older units we retired, the start of costs to upgrade our U.S. and Brazil umbilical plants, and vessel upgrades. Our capital expenditures during 2002 included ROV additions and replacements, a replacement diving service vessel and additions related to the products and controls division of our Subsea Products segment.

In April 1997, our Board of Directors approved a plan to repurchase up to a maximum of 3,000,000 shares of our common stock, and we completed this plan in 2002, at a total cost of $50 million. We reissued all of these shares through our incentive plans, as restricted stock, contributions to our 401(k) plan or for exercised stock options. For a description of our incentive plans, please read Note 8 to our Consolidated Financial Statements. In September 2002, our Board of Directors approved a plan to repurchase up to 3,000,000 additional shares of our common stock, subject to a $75 million aggregate purchase price limitation. Under this plan, we repurchased 897,800 shares of common stock through the year ended December 31, 2004, at a total cost of $20.1 million. Through December 31, 2004, we had reissued all of these shares as contributions to our 401(k) plan or for exercised stock options.

We have not guaranteed any debt not reflected on our consolidated balance sheet and do not have any off balance sheet arrangements as defined by SEC rules. In December 2003, we acquired a 50% interest in Medusa Spar LLC. Medusa Spar LLC has a bank loan of approximately 50% of its total capitalization. The bank loan is secured by minimum throughput guarantees by the other investors in Medusa Spar LLC. We expect the minimum throughput guarantees will generate sufficient revenue for Medusa Spar LLC to repay the bank loan. We are under no obligation to provide Medusa Spar LLC or the banks with additional funds to repay the loan. The majority of the cash flow generated by Medusa Spar LLC will be used to repay the bank loan until the loan is retired. After that, the cash flow from Medusa Spar LLC will be available for distribution to the equity holders. We received $1.7 million of cash distributions from Medusa Spar LLC and recognized $8.2 million of equity in the earnings of Medusa Spar LLC in 2004. Medusa Spar LLC is a variable interest entity under Financial Accounting Standards Board Interpretation No. 46(R) (“FIN No. 46(R)”). As we are not the primary beneficiary of Medusa Spar LLC, we are accounting for our investment in Medusa Spar LLC using the equity method of accounting. Our initial investment in Medusa Spar LLC was $43.7 million.

Our principal source of cash from operating activities is our net income, adjusted for the non-cash expenses of depreciation and amortization and stock compensation under our restricted stock plan. In 2001, we had a large increase in our accounts receivable as we had large umbilical contracts in process at the end of 2001. As these were delivered and paid for in 2002, our receivables declined and the payments were an additional source of funds. In 2004, we received $32 million in cash flow from financing activities as proceeds from the sale of our common stock, primarily pursuant to the exercise of employee stock options.

We used $143 million in 2003 in investing activities, in large part attributable to business acquisitions and our investment in Medusa Spar LLC. In 2004, our accounts receivable increased by $55 million. When we purchased the ROVs and related business operations from Stolt Offshore S.A. and Fugro N.V. in 2004, we did not acquire any related accounts receivable. Therefore, as we accumulated revenue from our operations of the ROVs, our associated accounts receivable increased. Also in 2004, we used $153 million in our investing activities, attributable to the business acquisitions and capital expenditures mentioned above.

Because of our significant foreign operations, we are exposed to currency fluctuations and exchange risks. We generally minimize these risks primarily through matching, to the extent possible, revenue and expense in the various currencies in which we operate. Cumulative translation adjustments as of December 31, 2004 relate primarily to our permanent investments in and loans to our foreign subsidiaries. See Item 7A – “Quantitative and Qualitative Disclosures About Market Risk.” Inflation has not had a material effect on us in the past two years, and no such effect is expected in the near future.

See Item 1 - “Business – Description of Business – Risks and Insurance.”

Results of Operations

The table that follows sets out our revenue and profitability for the years ended December 31, 2004, 2003 and 2002.

	Year Ended December 31,
(dollars in thousands)	2004	2003	2002

Revenue	$780,181	$639,249	$547,467
Gross Margin	131,803	110,784	114,165
Gross Margin %	17%	17%	21%
Net Income	40,300	29,301	40,133

Information on our business segments is shown in Note 6 of the Notes to Consolidated Financial Statements included in this report.

Oil and Gas. The table that follows sets out revenue and profitability for the business segments within our Oil and Gas business for the years ended December 31, 2004, 2003 and 2002.

	Year Ended December 31,
(dollars in thousands)	2004	2003	2002

Remotely Operated Vehicles
Revenue	$223,914	$160,359	$149,619
Gross Margin	59,501	42,037	39,538
Gross Margin %	27%	26%	26%
Operating Income	48,397	34,925	32,213
Operating Income %	22%	22%	22
Utilization %	70%	70%	69%

Subsea Products
Revenue	160,410	107,540	123,227
Gross Margin	26,971	18,416	29,420
Gross Margin %	17%	17%	24%
Operating Income	10,891	4,466	19,655
Operating Income %	7%	4%	16%

Subsea Projects
Revenue	70,254	68,796	78,709
Gross Margin	10,297	10,946	16,418
Gross Margin %	15%	16%	21%
Operating Income	5,472	6,626	12,010
Operating Income %	8%	10%	15%

Mobile Offshore Production Systems
Revenue	49,387	46,836	48,538
Gross Margin	18,347	18,213	21,180
Gross Margin %	37%	39%	44%
Operating Income	16,565	15,712	18,988
Operating Income %	34%	34%	39%

Inspection
Revenue	145,691	136,599	44,026
Gross Margin	16,351	16,557	5,613
Gross Margin %	11%	12%	13%
Operating Income	4,564	5,246	2,508
Operating Income %	3%	4%	6%

Total Oil and Gas
Revenue	$649,656	$520,130	$444,119
Gross Margin	131,467	106,169	112,169
Gross Margin %	20%	20%	25%
Operating Income	85,889	66,975	85,374
Operating Income %	13%	13%	19%

In response to (1) continued increasing demand to support deepwater drilling and (2) identified future construction and production maintenance work, we announced an ROV fleet expansion program in 1995 to build new ROVs. These new vehicles are designed for use around the world in water depths to 10,000 feet and in severe weather conditions. We have added over 100 of these ROVs to our fleet since that time. Except for ROVs acquired from other operators, we do not plan to increase the size of our ROV fleet, but will continue to build replacements for units we retire, as we determine necessary.

For 2004, our ROV revenue was 40% higher than in 2003. Gross margin increased 42%. These increases resulted primarily from the acquisition of 44 work-class ROVs during 2004 – 34 in February and 10 in September.

For 2003, our ROV revenue increased 7% over 2002 from a higher percentage of construction support activities, which have higher dayrates than our drill support activities. Margin percentages remained flat as construction support also has higher operating expenses.

We anticipate ROV utilization and margins to increase in 2005 from increased demand to provide drill support services on floating drilling rigs and a full year of operations from the units we acquired in 2004.

Our Subsea Products revenue in 2004 was 49% higher than in 2003, while gross margin and operating income increased 46% and 144%, respectively. We achieved better profit contributions from our specialty products, particularly from sales of valves and ROV-related tooling and product rentals.

For 2003, our Subsea Products revenues, margins and gross margin percentages were down due to lower activity at our U.K. and Brazil umbilical plants. In 2003, our Subsea Products gross margin was favorably impacted by $2.8 million due to the successful completion and resolution of projects, including a related insurance claim, on a more favorable basis than we had previously anticipated. In 2003, margins were unfavorably impacted by our accrual of $600,000 of personnel severance costs to be incurred associated with the announced move of our U.S. umbilical plant to Panama City, Florida.

We anticipate better results from our Subsea Products segment in 2005 due to higher umbilical sales and a general sales increase of our specialty hardware.

Our Mobile Offshore Production Systems revenue was slightly higher in 2004 as compared to 2003, although margins were consistent with those achieved in 2003. The 2004 revenue increase was due to more low-margin project management work. Our three major units continued to work under existing contracts.

Our Mobile Offshore Production Systems revenue and gross margins were lower in 2003 than in 2002. During the second quarter of 2002, our customer exercised its option to extend the Ocean Legend contract for an additional two years at a reduced dayrate. As a result, our revenue and margin on this contract decreased by approximately $19,000 per day from mid-May 2002.

We anticipate results similar to 2004 from our Mobile Offshore Production Systems operations in 2005.

Our Subsea Projects results were slightly lower in 2004 as compared to 2003 on slightly higher revenue. In the fourth quarter of 2004, we had increased demand for our manned diving and vessel-based project inspection and repair services due to Hurricane Ivan and subsea infrastructure needs. Margins in 2003 were favorably impacted by reduction in cost estimates of $1.9 million due to the favorable completion of an installation project and the settlement of a personal injury claim. Our Subsea Projects revenue, margins and margin percentages decreased in 2003 as compared to 2002. Our 2002 results included a contribution from a significant engineering and specialized diving contract.

In 2005, we expect our Subsea Projects segment to have better results than 2004 due to: continuation of inspection and repair work necessitated by Hurricane Ivan into the first half of 2005; forecasted growth in single wells tie-back projects; and anticipated increases in subsea infrastructure inspection, repair and maintenance activities over 2004.

For 2004, our Inspection revenue increased and gross margin was comparable to that achieved in 2003. However, operating income declined as we incurred expenses to close and relocate offices as part of our effort to increase operating efficiencies after our purchase of OIS International Inspection plc in 2003.

The 2003 increase in our Inspection revenue and margins from 2002 was a result of our acquisition of OIS International Inspection plc in early 2003.

We expect that our margin percentages in our Inspection segment will improve in 2005 as we continue to improve the efficiencies of the combined organizations by marketing higher value-added services, such as those related to planning and performing preventative maintenance for production facilities and performing pipeline inspections.

Advanced Technologies. The table that follows sets out revenue and profitability for this segment for the years ended December 31, 2004, 2003 and 2002.

	Year Ended December 31,
(dollars in thousands)	2004	2003	2002

Revenue	$130,525	$119,119	$103,348
Gross Margin	25,016	22,115	20,078
Gross Margin %	19%	19%	19%
Operating Income	17,515	15,067	10,979
Operating Income %	13%	13%	11%

Our Advanced Technologies revenue, gross margin and operating margin for 2004 increased over 2003 largely due to an increase in space-related work for NASA’s return to flight of the space shuttle program.

Our Advanced Technologies segment had higher revenue and gross margin for 2003 than 2002 as a result of increased work from the U.S. Navy, including a contribution from our acquisition of Nauticos in April 2003. This segment’s 2003 results were adversely affected by a $500,000 charge as a result of settling a lawsuit against us for a higher amount than we had anticipated and previously accrued.

We anticipate our Advanced Technologies 2005 revenue, gross margin and gross margin percentage will be similar to 2004 results.

Unallocated Expenses. Our unallocated expenses, i.e., those not associated with a specific business segment, within gross margin consist of expenses related to our incentive and deferred compensation plans, including restricted stock and bonuses, as well as other general expenses. Our restricted stock expense varies with the market price of our common stock. Our unallocated expenses within operating income consist of those within gross margin plus general and administrative expenses related to corporate functions. The table that follows sets out our unallocated expenses for the years ended December 31, 2004, 2003 and 2002.

	Year Ended December 31,
(dollars in thousands)	2004	2003	2002

Gross margin expenses	$(24,680)	$(17,500)	$(18,082)
% of revenue	3%	3%	3%
Operating expenses	(39,540)	(28,045)	(28,650)
% of revenue	5%	4%	5%

Other. The table that follows sets forth our significant financial statement items below the gross margin line.

	Year Ended December 31,
(dollars in thousands)	2004	2003	2002

Selling, general and administrative expenses	$67,939	$56,787	$46,462
Interest income	999	573	668
Interest expense, net of amounts capitalized	8,388	7,811	8,610
Equity earnings (losses) of unconsolidated affiliates:
Medusa Spar LLC	8,171	(65)	—
Cable lay and maintenance	(3,132)	(754)	(1,239)
Canadian ROV joint venture	1,071	859	116
Other	—	—	217
Other income (expense), net	(1,662)	(1,720)	(2,330)
Provision for income taxes	20,623	15,778	16,392

Our selling, general and administrative expenses increased in 2004 and 2003 principally due to the additional expenses related to companies and operations we acquired, $1.8 million of expenses related to a terminated acquisition effort, increased costs related to Sarbanes-Oxley Act compliance and documentation, and expenses related to training and implementation of a new enterprise software system that we will activate in 2005. Our selling, general and administrative expenses in 2002 contained a $1.4 million charge for the doubtful account receivable in our Advanced Technologies segment. Interest expense increased in 2004 as we used debt to partially finance capital expenditures and acquisitions. Interest expense decreased in 2003 as a result of lower average borrowings during the year. Interest expense is net of capitalized interest of $0.4 million for the year ended December 31, 2004. In 2004, we started earning equity income from our 50% investment in Medusa Spar LLC, which we made in December 2003. Medusa Spar LLC owns 75% of a production spar in the Gulf of Mexico and earns its revenue from tariffs charged on production processed through the facility. In 2005, we expect an increase in equity in earnings of unconsolidated affiliates from our investment in Medusa Spar LLC attributable to a projected increase in production throughput. Due to the condition of the telecommunications market, our cable lay and maintenance venture is currently inactive and the single vessel used in the venture has been marketed for oilfield and other uses since 2004. In 2004, we recognized $1.9 million of pre-tax impairments related to the venture. In March 2005, we purchased the cable lay and maintenance equipment from the venture. Other income (expense), net, primarily consists of foreign currency gains and losses.

Our effective tax rate, including foreign, state and local taxes, was 34%, 35% and 29% for the years ended December 31, 2004, 2003 and 2002, respectively. We lowered our effective tax rate to 29% in 2002 as we determined that we would be able to realize foreign tax credits and we were able to finalize tax positions related to the foreign vessel and diving operations that we sold in 2000. For 2005, we anticipate an effective tax rate of approximately 35%.

Contractual Obligations

At December 31, 2004, we had payments due under contractual obligations as follows:

(dollars in thousands)	Payments due by period
	Total	2005	2006-2007	2008-2009	After 2009

Long-term Debt	$142,172	$1,172	$40,000	$81,000	$20,000
Operating Leases	68,574	10,244	15,746	12,094	30,490
Purchase Obligations	721	507	214	—	—
Other Long-term Obligations	30,657	689	1,398	1,427	27,143

TOTAL	$242,124	$12,612	$57,358	$94,521	$77,633

Subsequent to December 31, 2004, we placed orders totaling approximately $28 million for specialized steel tubes to be used in our manufacturing of steel tube umbilicals. Due to the current shortage of these specialized materials caused by a general worldwide increase in demand for steel, the lead times between placing the order and delivery have become extended. We have specific target projects for the order, although we do not have contracts for the projects. We also have other identified opportunities that could utilize these materials. However, should we decide not to accept delivery of the steel tubes, we would incur cancellation charges of at least 10% of the amount canceled.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are currently exposed to certain market risks arising from transactions we have entered into in the normal course of business. These risks relate to interest rate changes and fluctuations in foreign exchange rates. We do not believe these risks are material. We have not entered into any market risk sensitive instruments for trading purposes. We manage our exposure to interest rate changes through the use of a combination of fixed and floating rate debt. See Note 4 of Notes to Consolidated Financial Statements included in this report for a description of our long-term debt agreements, interest rates and maturities. We believe that significant interest rate changes will not have a material near-term impact on our future earnings or cash flows. Because we operate in various oil and gas exploration and production regions in the world, we conduct a portion of our business in currencies other than the U.S. dollar. The functional currency for many of our international operations is the applicable local currency. We manage our exposure to changes in foreign exchange rates principally through arranging compensation in U.S. dollars or freely convertible currency and, to the extent possible, by limiting compensation received in other currencies to amounts necessary to meet obligations denominated in those currencies. We use the exchange rates in effect as of the balance sheet date to translate assets and liabilities as to which the functional currency is the local currency, resulting in translation adjustments that we reflect as accumulated other comprehensive income or loss in the shareholders’ equity section of our Consolidated Balance Sheets. We recorded adjustments of $12.4 million, $11.7 million and $11.8 million to our equity accounts for the years ended December 31, 2004, 2003 and 2002, respectively, to reflect the net impact of the strengthening of various foreign currencies against the U.S. dollar for locations where the functional currency is not the U.S. dollar.

We recorded foreign currency losses of $1.2 million, $1.2 million and $1.9 million in our income statements in 2004, 2003 and 2002, respectively, related to our foreign operations. In 2004, the majority of our foreign currency losses related to our U.K. operations and, in 2003 and 2002, the majority of our foreign currency losses related to our Brazil operations. Some of our U.K. subsidiary’s revenue is from U.S. dollar-denominated contracts. If the U.S. dollar continues to weaken against the British pound sterling, we will incur currency losses for the period the related accounts receivable are outstanding. Our Subsea Products business in Brazil conducts much of its operations in U.S. dollars, which is its functional currency.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

In this report, our consolidated financial statements and supplementary data appear following the signature page to this report and are hereby incorporated by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2004 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There has been no change in our internal control over financial reporting that occurred during the year ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable, but not absolute, assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. We developed our internal control over financial reporting through a process in which our management applied its judgment in assessing the costs and benefits of various controls and procedures, which, by their nature, can provide only reasonable assurance regarding the control objectives. You should note that the design of any system of controls is based in part on various assumptions about the likelihood of future events, and we cannot assure you that any system of controls will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Under the supervision and with the participation of our management, including our principal executive, financial and accounting officers, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included a review of the documentation surrounding our financial reporting controls, an evaluation of the design effectiveness of these controls, testing of the operating effectiveness of these controls and an evaluation of our overall control environment. Based on that evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2004.

Ernst & Young LLP, an independent registered public accounting firm, has audited our management’s assessment of the effectiveness of our internal control over financial reporting, as stated in their report which follows.

Report of Independent Registered Public Accounting Firm
on Internal Control Over Financial Reporting

The Board of Directors and Stockholders of
Oceaneering International, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Oceaneering International, Inc. (“Oceaneering”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in “Internal Control –Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Oceaneering’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Oceaneering International, Inc. maintained effective internal control over financial reporting as of December 31, 2004 is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Oceaneering International, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2004 consolidated financial statements of Oceaneering International, Inc. and our report dated March 8, 2005 expressed an unqualified opinion thereon.

Houston, Texas	/s/ ERNST & YOUNG LLP
March 8, 2005

ITEM 9B. OTHER INFORMATION.

We have no other information to report for the fourth quarter of this year covered by this Form 10-K that would have been required to be, and was not, reported on a Form 8-K.

Part III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information with respect to the directors and nominees for election to our Board of Directors is incorporated by reference from the section “Election of Directors” in our definitive proxy statement to be filed on or before April 30, 2005, relating to our 2005 Annual Meeting of Shareholders.

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

The information with respect to our executive officers is provided under the heading “Executive Officers of the Registrant” following Item 4 of Part I of this report. There are no family relationships between any of our directors or executive officers.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS .

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

Part IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	Documents filed as part of this report.

1.	Financial Statements.

(i)	Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements

(ii)	Consolidated Balance Sheets

(iii)	Consolidated Statements of Income

(iv)	Consolidated Statements of Cash Flows

(v)	Consolidated Statements of Shareholders’ Equity and Comprehensive Income

(vi)	Notes to Consolidated Financial Statements

2.	Exhibits:

		Registration
		or File	Form of		Exhibit
		Number	Report	Report Date	Number
* 3.01	Restated Certificate of Incorporation	1-10945	10-K	Dec. 2000	3.01

* 3.02	Amended and Restated By-Laws	1-10945	10-K	Dec. 2002	3.02

* 4.01	Specimen of Common Stock Certificate	1-10945	10-K	March 1993	4(a)

* 4.02	Amended and Restated Shareholder Rights Agreement dated as of November 16, 2001	1-10945	10-K	Nov. 2001

* 4.03	Note Purchase Agreement dated as of September 8, 1998 relating to $100,000,000 6.72% Senior Notes due September 8, 2010	1-10945	10-Q	Sept. 1998	4.01

* 4.04	Amended and Restated Credit Agreement ($250,000,000 Revolving Credit Facility with Accordion to $300,000,000) dated as of January 2, 2004	1-10945	10-K	Dec. 2003	4.05

We and certain of our consolidated subsidiaries are parties to debt instruments under which the total amount of securities authorized does not exceed 10% of our total consolidated assets. Pursuant to paragraph 4(ii)(A) of Item 601(b) of Regulation S-K, we agree to furnish a copy of those instruments to the Securities and Exchange Commission on request.

* 10.01	Defined Contribution Master Plan and Trust Agreement and Adoption Agreement for the Oceaneering International, Inc. Retirement Investment Plan	1-10945	10-K	Dec. 2001	10.01

* 10.02+	Service Agreement dated as of November 16, 2001 between Oceaneering and John R. Huff	1-10945	10-K	Dec. 2001	10.02

* 10.03+	2002 Non-Executive Incentive Plan	1-10945	10-Q	Sept. 2002	10.03

* 10.04+	Amended and Restated Supplemental Executive Retirement Plan	1-10945	10-Q	Sept. 2002	10.02

* 10.05+	1999 Restricted Stock Award Incentive Agreements dated August 19, 1999	1-10945	10-Q	Sept. 1999	10.1

* 10.06+	Change of Control Agreements dated as of November 16, 2001 between Oceaneering and John R. Huff, T. Jay Collins, Marvin J. Migura, M. Kevin McEvoy and George R. Haubenreich, Jr., respectively	1-10945	10-K	Dec. 2001	10.06

* 10.07+	1999 Bonus Restricted Stock Award Agreements	1-10945	10-K/A	March 2000	10.20

* 10.08+	1999 Incentive Plan	1-10945	10-K	March 2000	10.08

10.09+	2004 Bonus Award Plan

* 10.10+	1990 Long-Term Incentive Plan	33-36872	S-8	Sept. 1990	4(f)

* 10.11+	1990 Nonemployee Directors Stock Option Plan	33-36872	S-8	Sept. 1990	4(g)

* 10.12+	Form of Indemnification Agreement dated November 16, 2001 between Oceaneering and each of its Directors, Marvin J. Migura, M. Kevin McEvoy and George R. Haubenreich, Jr.	1-10945	10-K	Dec. 2001	10.12

* 10.13+	Non-qualified Stock Option Award Agreements under the 2002 Incentive Plan with John R. Huff, T. Jay Collins, Marvin J. Migura, M. Kevin McEvoy, George R. Haubenreich, Jr. and John L. Zachary	1-10945	10-Q	Sept. 2002	10.05

* 10.14+	1996 Incentive Plan of Oceaneering International, Inc.	1-10945	10-Q	Sept. 1996	10.02

* 10.15+	1996 Restricted Stock Award Incentive Agreements dated August 23, 1996	1-10945	10-Q	Sept. 1996	10.03

* 10.16+	1997 Bonus Restricted Stock Award Agreements dated April 22, 1997	1-10945	10-K	March 1997	10.20

* 10.17+	Amendment No. 1 to 1990 Nonemployee Director Stock Option Plan	1-10945	10-K	March 1999	10.19

* 10.18+	1998 Bonus Restricted Stock Award Agreements	1-10945	10-K	March 1999	10.20

* 10.19+	2002 Incentive Plan	1-10945	10-Q	June 2002	10.01

* 10.20+	Amended and Restated 2002 Restricted Stock Unit Award Agreements with John R. Huff, T. Jay Collins, Marvin J. Migura, M. Kevin McEvoy, George R. Haubenreich, Jr. and John L. Zachary	1-10945	10-Q	Sept. 2002	10.04

12.02	Statement showing Computation of Ratio of Earnings to Fixed Charges

21.01	Subsidiaries of Oceaneering

23.01	Consent of Independent Registered Public Accounting Firm

31.01	Rule 13a – 14(a)/15d – 14(a) certification of Chief Executive Officer

31.02	Rule 13a – 14(a)/15d – 14(a) certification of Chief Financial Officer

32.01	Section 1350 certification of Chief Executive Officer

32.02	Section 1350 certification of Chief Financial Officer

*	Indicates exhibit previously filed with the Securities and Exchange Commission as indicated and incorporated herein by reference.

+	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OCEANEERING INTERNATIONAL, INC.

Date: March 15, 2005	By:	/s/ JOHN R. HUFF

John R. Huff
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ JOHN R. HUFF	Chairman of the Board and	March 15, 2005
Chief Executive Officer
John R. Huff	(Principal Executive Officer)

/s/ MARVIN J. MIGURA	Senior Vice President and	March 15, 2005
Chief Financial Officer
Marvin J. Migura	(Principal Financial Officer)

/s/ JOHN L. ZACHARY	Controller	March 15, 2005
(Principal Accounting Officer)
John L. Zachary

/s/ T. JAY COLLINS	President, Chief Operating Officer	March 15, 2005
and Director
T. Jay Collins

/s/ JEROLD J. DESROCHE
	Director	March 15, 2005
Jerold J. DesRoche

/s/ DAVID S. HOOKER
	Director	March 15, 2005
David S. Hooker

/s/ D. MICHAEL HUGHES
	Director	March 15, 2005
D. Michael Hughes

/s/ HARRIS J. PAPPAS
	Director	March 15, 2005
Harris J. Pappas

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

Index to Financial Statements

Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON THE CONSOLIDATED FINANCIAL STATEMENTS

To the Shareholders and Board of Directors of Oceaneering International, Inc.:

We have audited the accompanying consolidated balance sheets of Oceaneering International, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, cash flows and shareholders’ equity and comprehensive income for each of the years in the three-year period ended December 31, 2004. These financial statements are the responsibility of Oceaneering’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those Standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Oceaneering International, Inc. and subsidiaries as of December 31, 2004 and 2003 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Oceaneering International, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in “ Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2005 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Houston, Texas
March 8, 2005

CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except share data)	2004	2003

ASSETS
Current Assets:
Cash and cash equivalents	$16,781	$18,396
Accounts receivable, net of allowances for doubtful accounts	190,921	139,941
Revenue in excess of amounts billed	15,201	11,265
Prepaid expenses and other	53,973	55,163

Total current assets	276,876	224,765

Property and Equipment, at cost:
Marine services equipment	460,852	383,184
Mobile offshore production equipment	148,683	143,489
Manufacturing facilities	111,897	58,517
Other	64,237	64,909

	785,669	650,099
Less accumulated depreciation	384,615	321,029

Net property and equipment	401,054	329,070

Other Assets:
Goodwill	62,977	38,468
Investments in unconsolidated affiliates	55,615	52,183
Other	23,142	18,370

Total Assets	$819,664	$662,856

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$47,397	$32,130
Accrued liabilities	112,477	85,406
Income taxes payable	10,798	15,436

Total current liabilities	170,672	132,972

Long-term Debt	142,172	122,324

Other Long-term Liabilities	52,383	48,185

Commitments and Contingencies

Shareholders’ Equity:
Common Stock, par value $0.25 per share; 90,000,000 shares authorized; 25,820,236 and 24,813,289 shares issued	6,455	6,203
Additional paid-in capital	146,403	113,704
Treasury stock; 0 and 429,545 shares at cost	—	(9,563)
Retained earnings	285,351	245,051
Accumulated other comprehensive income	16,228	3,980

Total shareholders’ equity	454,437	359,375

Total Liabilities and Shareholders’ Equity	$819,664	$662,856

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(in thousands, except per share data)	2004	2003	2002

Revenue	$780,181	$639,249	$547,467

Cost of Services and Products	648,378	528,465	433,302

Gross margin	131,803	110,784	114,165

Selling, General and Administrative Expense	67,939	56,787	46,462

Income from operations	63,864	53,997	67,703

Interest Income	999	573	668

Interest Expense, net of amounts capitalized	(8,388)	(7,811)	(8,610)

Equity earnings (losses) of unconsolidated affiliates	6,110	40	(906)

Other Income (Expense), Net	(1,596)	(1,669)	(2,287)

Minority Interests	(66)	(51)	(43)

Income before income taxes	60,923	45,079	56,525

Provision for Income Taxes	20,623	15,778	16,392

Net Income	$40,300	$29,301	$40,133

Basic Earnings per Share	$1.61	$1.23	$1.67
Diluted Earnings per Share	$1.57	$1.20	$1.63

Weighted average number of common shares	24,993	23,903	24,047
Incremental shares from stock options	692	550	636
Weighted average number of common shares and equivalents	25,685	24,453	24,683

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2004	2003	2002
Cash Flows from Operating Activities:

Net income	$40,300	$29,301	$40,133

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	65,619	56,963	52,341
Noncash compensation and other	12,931	10,372	1,786
Undistributed earnings of unconsolidated affliates	(3,150)	—	—
Increase (decrease) in cash from:
Accounts receivable and revenue in excess of amounts billed, net	(54,916)	5,856	30,602
Prepaid expenses and other current assets	(1,606)	(2,799)	(2,294)
Other assets	(4,846)	(5,487)	(2,318)
Accounts payable	15,267	2,323	(6,984)
Accrued liabilities	27,071	(2,787)	(8,177)
Income taxes payable	338	1,658	8,664
Other long-term liabilities	2,724	(603)	9,468

Total adjustments to net income	59,432	65,496	83,088

Net Cash Provided by Operating Activities	99,732	94,797	123,221

Cash Flows from Investing Activities:
Business acquisitions	(69,192)	(57,828)	(2,873)
Purchases of property and equipment and other	(83,992)	(42,542)	(31,679)
Dispositions of property and equipment	515	668	7,365
Decrease (increase) in other investments	73	(43,227)	2,470

Net Cash Used in Investing Activities	(152,596)	(142,929)	(24,717)

Cash Flows from Financing Activities:
Net proceeds (payments) on revolving credit and other long-term debt, net of expenses	19,280	21,935	(23,000)
Payments of term loan	—	(17,600)	(29,400)
Proceeds from issuance of common stock	31,969	9,329	19,147
Purchases of treasury stock	—	(13,337)	(9,524)

Net Cash Provided by (Used in) Financing Activities	51,249	327	(42,777)

Net Increase (Decrease) in Cash and Cash Equivalents	(1,615)	(47,805)	55,727

Cash and Cash Equivalents – Beginning of Period	18,396	66,201	10,474

Cash and Cash Equivalents – End of Period	$16,781	$18,396	$66,201

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

							Accumulated Other
							Comprehensive Income (Loss)
	Common Stock		Additional	Unearned			Fair Value	Currency
	Issued		Paid-in	Comp-	Treasury	Retained	of Interest	Translation	Pension
(in thousands)	Shares	Amounts	Capital	ensation	Stock	Earnings	Rate Hedge	Adjustments	Liability	Total

Balance, December 31, 2001	24,017	$6,004	$93,420	$(4,199)	$(3,353)	$175,617	$64	$(17,337)	$—	$250,216
Comprehensive Income:
Net Income	—	—	—	—	—	40,133	—	—	—	40,133
Change in fair value of interest rate hedge	—	—	—	—	—	—	(372)	—	—	(372)
Minimum pension liability adjustment	—	—	—	—	—	—	—	—	(3,723)	(3,723)
Translation adjustments	—	—	—	—	—	—	—	11,763	—	11,763

Total Comprehensive Income	—	—	—	—	—	40,133	(372)	11,763	(3,723)	47,801
Restricted stock expense	—	—	—	3,078	—	—	—	—	—	3,078
Restricted stock market adjustments	—	—	1,231	(1,231)	—	—	—	—	—	—
Restricted stock forfeitures	—	—	—	28	(138)	—	—	—	—	(110)
Stock options exercised	786	196	12,268	—	4,635	—	—	—	—	17,099
Tax benefits from stock plans	—	—	3,873	—	—	—	—	—	—	3,873
Treasury stock purchases	—	—	—	—	(9,524)	—	—	—	—	(9,524)
Common stock issued to company benefit plan	10	3	—	—	—	—	—	—	—	3
Treasury stock issued to company benefit plan, at average cost	—	—	357	—	1,066	—	—	—	—	1,423
Stock grants	—	—	1	—	5	—	—	—	—	6

Balance, December 31, 2002	24,813	6,203	111,150	(2,324)	(7,309)	215,750	(308)	(5,574)	(3,723)	313,865
Comprehensive Income:
Net Income	—	—	—	—	—	29,301	—	—	—	29,301
Change in fair value of interest rate hedge	—	—	—	—	—	—	308	—	—	308
Minimum pension liability adjustment	—	—	—	—	—	—	—	—	1,542	1,542
Translation adjustments	—	—	—	—	—	—	—	11,735	—	11,735

Total Comprehensive Income	—	—	—	—	—	29,301	308	11,735	1,542	42,886
Restricted stock expense	—	—	4,163	1,285	—	—	—	—	—	5,448
Stock options exercised	—	—	(2,058)	—	6,756	—	—	—	—	4,698
Tax benefits from stock plans	—	—	1,184	—	—	—	—	—	—	1,184
Treasury stock purchases	—	—	—	—	(13,337)	—	—	—	—	(13,337)
Treasury stock issued to company benefit plan, at average cost	—	—	304	—	4,327	—	—	—	—	4,631

Balance, December 31, 2003	24,813	6,203	114,743	(1,039)	(9,563)	245,051	—	6,161	(2,181)	359,375
Comprehensive Income:
Net Income	—	—	—	—	—	40,300	—	—	—	40,300
Change in fair value of interest rate hedge	—	—	—	—	—	—	—	—	—	—
Minimum pension liability adjustment	—	—	—	—	—	—	—	—	(151)	(151)
Translation adjustments	—	—	—	—	—	—	—	12,399	—	12,399

Total Comprehensive Income	—	—	—	—	—	40,300	—	12,399	(151)	52,548
Restricted stock expense	39	10	4,926	592	—	—	—	—	—	5,528
Restricted stock forfeitures	—	—	280	—	(280)	—	—	—	—	—
Stock options exercised	852	213	17,852	—	9,143	—	—	—	—	27,208
Tax benefits from stock plans	—	—	5,017	—	—	—	—	—	—	5,017
Common stock issued to company benefit plan	116	29	—	—	—	—	—	—	—	29
Treasury stock issued to company benefit plan, at average cost	—	—	4,032	—	700	—	—	—	—	4,732

Balance, December 31, 2004	25,820	$6,455	$146,850	$(447)	$—	$285,351	$—	$18,560	$(2,332)	$454,437

The accompanying Notes are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF MAJOR ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Oceaneering International, Inc. and our 50% or more owned and controlled subsidiaries. We also consolidate entities that are determined to be variable interest entities as defined in Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R) (“FIN No. 46(R)”) if we determine that we are the primary beneficiary; otherwise, we account for these entities using the equity method of accounting. We use the equity method to account for our investments in unconsolidated affiliated companies of which we own an equity interest of between 20% and 50% and as to which we have significant influence, but not control, over operations. All significant intercompany accounts and transactions have been eliminated.

Cash and Cash Equivalents

Cash and cash equivalents include demand deposits and highly liquid investments with original maturities of three months or less from the date of the investment.

Accounts Receivable – Allowances for Doubtful Accounts

The following table sets forth the activity of our allowances for doubtful accounts receivable:

		Additions
	Balance at	Charged to Costs	Charged to Other		Balance at end of
(in thousands)	beginning of Period	and Expenses	Accounts	Deductions	Period

For the year ended December 31, 2002	$1,349	$1,463	$64	$113	$2,763

For the year ended December 31, 2003	$2,763	$—	$—	$—	$2,763

For the year ended December 31, 2004	$2,763	$—	$—	$—	$2,763

We determine the need for allowances for doubtful accounts using the specific identification method.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	December 31,
(in thousands)	2004	2003

Spare parts for remotely operated vehicles	$14,595	$12,865
Inventories, primarily raw materials	19,208	19,595
Deferred taxes	11,996	16,265
Other	8,174	6,438

Total	$53,973	$55,163

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

We charge the costs of repair and maintenance of property and equipment to operations as incurred, while we capitalize the costs of improvements. We estimate and accrue in advance for anticipated drydocking expenses of our larger vessels. These amounts are included in accrued liabilities on our balance sheets. We recognize differences between the estimates and the actual costs in the income statement.

The following table sets forth the activity of our accruals for drydocking for the periods presented:

		Additions
	Balance at	Charged to Costs	Charged to Other		Balance at end of
(in thousands)	beginning of Period	and Expenses	Accounts	Deductions	Period

For the year ended December 31, 2002	$3,614	$(89)	$63	$1,493	$2,095

For the year ended December 31, 2003	$2,095	$1,291	$109	$1,964	$1,531

For the year ended December 31, 2004	$1,531	$495	$41	$860	$1,207

We capitalize interest on assets where the construction period is anticipated to be more than three months. In 2004, we capitalized $0.4 million of interest. We do not allocate general administrative costs to capital projects. Upon the disposition of property and equipment, the related cost and accumulated depreciation accounts are relieved and any resulting gain or loss is included as an adjustment to cost of services and products.

Our management periodically, and upon the occurrence of a triggering event, reviews the realizability of long-lived assets, excluding goodwill and indefinite-lived intangibles, to be held and used by us to determine whether any events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. For long-lived assets to be held and used, we base our evaluation on impairment indicators such as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements and other external market conditions or factors that may be present. If such impairment indicators are present or other factors exist that indicate that the carrying amount of the asset may not be recoverable, we determine whether an impairment has occurred through the use of an undiscounted cash flows analysis of the asset at the lowest level for which identifiable cash flows exist, or quoted market prices. If an impairment has occurred, we recognize a loss for the difference between the carrying amount and the fair value of the asset. For assets held for sale or disposal, the fair value of the asset is measured using quoted market prices. Assets are classified as held for sale when we have a plan for disposal of certain assets and those assets meet the held for sale criteria. During the year ended December 31, 2002, we recorded an impairment adjustment of $700,000 in the form of additional depreciation of surplus ROV equipment in the Cost of Services and Products within our ROV business segment. We made no other impairment adjustments on long-lived assets during the periods presented.

Business Acquisitions

In January 2003, we acquired OIS International Inspection plc, an international provider of inspection and non-destructive testing services, for approximately $29 million. In April 2003, we acquired Nauticos Corporation, a provider of marine products and services support to governmental and commercial customers, and Reflange, Inc., a manufacturer of patented metal seal piping connectors and a supplier of on-site machining services, for approximately $8 million and $5 million, respectively. In September 2003, we acquired Rotator AS, a designer and manufacturer of subsea control valves, topside control valves, subsea chemical injection valves and specialty control panels, for approximately $15 million. These acquisitions were accounted for using the purchase method of accounting, with the purchase price being allocated to the net assets acquired based on their fair market values at the date of acquisition. Goodwill associated with these four acquisitions was $24 million. In February 2004, we acquired 34 work-class ROVs and related business operations from Stolt Offshore S.A. for approximately

$52 million and in September 2004 we acquired 10 work-class ROVs and related business operations from Fugro N.V. for approximately $17 million. We accounted for these acquisitions using the purchase method of accounting, with the purchase price being allocated to the net assets acquired based on their fair market values at the date of acquisition. We have made preliminary purchase price allocations based on estimates using information currently available to us, and the allocations are subject to change when we obtain final asset and liability valuations. Our current estimate of goodwill associated with these two acquisitions is $23 million. These acquisitions were not material. As a result, we have not included pro forma information. The results of operations of OIS International Inspection plc, Nauticos Corporation, Reflange, Inc., Rotator AS and the assets and business operations acquired from Stolt Offshore S.A. and Fugro N.V. are included in our consolidated statements of income from the respective dates of acquisition.

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

In accordance with the requirements of SFAS No. 142, we tested the goodwill attributable to each of our reporting units for impairment as of December 31, 2004, 2003 and 2002 and concluded that there was no impairment. Our reporting units are the product and service lines one level below our reportable business segments, except for Inspection and Subsea Projects, which are each a single reporting unit. We estimated fair value using discounted cash flow methodologies and market comparable information.

Revenue Recognition

Our revenue is primarily derived from billings under contracts that provide for specific time, material and equipment charges, which are accrued daily and billed periodically, ranging from weekly to monthly. Significant fixed-price contracts, which occur particularly in our Subsea Products and Advanced Technologies segments, are accounted for using the percentage-of-completion method. Under this method, we measure the extent of progress toward completion based on costs incurred to date as a percentage of total estimated costs. Changes in the expected cost of materials and labor, productivity, scheduling and other factors affect the total estimated costs. Additionally, external factors, including weather or other factors outside of our control, may also affect the progress and estimated cost of a project’s completion and, therefore, the timing of income and revenue recognition. We record anticipated losses on contracts, if any, in the period during which we conclude those losses are first determinable.

Revenue in Excess of Amounts Billed relates to recoverable costs and accrued profits on contracts in progress. Billings in Excess of Revenue Recognized on uncompleted contracts are classified in accrued liabilities.

Revenue in Excess of Amounts Billed is summarized as follows:

	December 31,
(in thousands)	2004	2003

Revenues recognized on uncompleted contracts	$68,819	$73,557
Less: Billings of customers	(53,618)	(62,292)

Revenue in excess of amounts billed	$15,201	$11,265

Billings in Excess of Revenue Recognized on uncompleted fixed-price contracts accounted for using the percentage-of-completion method are summarized as follows:

	December 31,
(in thousands)	2004	2003

Amounts billed to customers	$29,555	$34,523
Less: Revenues recognized	(21,898)	(26,478)

Billings in excess of revenue recognized	$7,657	$8,045

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

	Year Ended December 31,
(in thousands, except per share amounts)	2004	2003	2002

Net income:
As reported	$40,300	$29,301	$40,133
Employee stock-based compensation expense included in net income, net of income tax benefit	6,827	5,315	3,882
Pro forma compensation expense determined under fair value methods for all awards, net of income tax benefit	(11,515)	(11,197)	(8,880)

Pro forma	$35,612	$23,419	$35,135

Pro forma earnings per common share:
Basic	$1.42	$0.98	$1.46
Diluted	$1.39	$0.96	$1.42
Reported earnings per common share:
Basic	$1.61	$1.23	$1.67
Diluted	$1.57	$1.20	$1.63

For purposes of these pro forma disclosures, the fair value of each option grant is estimated on the date of grant using a Black-Scholes option pricing model. The following assumptions for the years ended December 31, 2004, 2003 and 2002, respectively, were computed on a weighted average basis: expected volatility of 36.2%, 45.0% and 49.2%; risk-free interest rate of 3.18%, 2.26% and 1.94%; expected average life of 3.0 years; and no expected dividends. The weighted average fair values of the options granted in the years ended December 2004, 2003 and 2002 were $10.25, $7.57 and $8.74, respectively. The estimated fair value of the options is amortized to pro forma expense over the options’ expected lives.

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

Our subsidiary in Brazil uses the U.S. dollar as its functional currency. Because of local requirements, its original books of record are kept in Brazilian currency. These financial statements are translated as follows: nonmonetary assets, share par value and paid-in capital are translated at historical exchange rates, preserving the original U.S. dollar basis; revenue and expenses are translated at the average rates of exchange during the period, except for depreciation and amortization and material transfers from inventory, which are translated at historical exchange rates; and all other financial statement accounts are translated at the rate of exchange at the end of each period. Remeasurement adjustments to state the monetary accounts of local currency as current U.S. dollars are credited or charged directly to income. We recorded $1.2 million, $1.2 million and $1.9 million of foreign currency losses in 2004, 2003 and 2002, respectively.

Earnings Per Share

Basic and diluted earnings per share are computed by dividing net income by the weighted average number of common shares and the weighted average number of common shares plus common share equivalents, respectively. The weighted average number of common shares and equivalents for each of 2004, 2003 and 2002 excludes averages of 13,000, 899,000 and 341,000 stock options, respectively, which were antidilutive.

Financial Instruments

We recognize all derivative instruments as either assets or liabilities in the balance sheet and measure those instruments at fair value. Subsequent changes in fair value are reflected in current earnings or other comprehensive income, depending on whether a derivative instrument is designated as part of a hedge relationship and, if it is, the type of hedge relationship.

Reclassifications

We have reclassified certain amounts from prior years to conform with the current year presentation.

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

New Accounting Standards

In November 2004, the FASB issued SFAS No. 151, Inventory Costs. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We believe there will be no material effect on our financial statements upon adoption of this statement.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payments (“SFAS 123R”). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized over their vesting periods in the income statement based on their estimated fair values. SFAS 123R is effective for all public entities in the first interim or annual reporting period beginning after June 15, 2005. Although we have not completed our analysis of the impact of SFAS 123R, we currently estimate that existing option grants will cause us to recognize approximately $0.03 per diluted share of equity- and option-based compensation expense for 2005, assuming we elect the modified prospective transition alternative. However, this estimate may increase or decrease materially once we complete our analysis of the impact of SFAS 123R.

2. INVESTMENTS IN UNCONSOLIDATED AFFILIATES

Our investments in unconsolidated affiliates consists of the following:

	December 31,
(in thousands)	2004	2003
Medusa Spar LLC	$49,987	$43,640
Smit-Oceaneering Cable Systems LLC	3,192	6,367
Other	2,436	2,176

	$55,615	$52,183

In 2004, our 50%-owned cable lay and maintenance joint venture, Smit-Oceaneering Cable Systems LLC, recorded an impairment of $7.2 million relative to some of its equipment. We also recorded an additional impairment of $0.4 million of our investment. After taking into account a deferred gain of $2.1 million we had generated upon formation of the venture, the two impairments reduced our equity earnings of unconsolidated affiliates by $1.9 million. Total equity loss from our investment in Smit-Oceaneering Cable Systems LLC was $3.1 million, $0.8 million and $1.2 million for the years ended December 31, 2004, 2003 and 2002, respectively.

In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities. FIN No. 46 requires a company to consolidate a variable interest entity if it is designated as the primary beneficiary of that entity. A variable interest entity is generally defined as an entity whose equity is insufficient to absorb the expected losses or whose owners lack the risk and rewards of ownership. FIN No. 46 is effective for all variable interest entities created or modified after January 31, 2003 and requires certain disclosures for all variable interest entities. In December 2003, the FASB published a revision to FIN No. 46 (“FIN No. 46R”) to clarify some of the provisions of the Interpretation and to defer the effective date of implementation for certain entities created before January 31, 2003. Under the guidance of FIN No. 46R, entities that do not have interests in structures that are commonly referred to as special purpose entities (“SPEs”) are required to apply the provisions of the Interpretation in financials statements for periods ending after March 14, 2004. The adoption of the provisions applicable to SPEs and all other variable interests obtained after January 31, 2003 did not have a material impact on our consolidated financial position, results of operations or liquidity. In December 2003, we purchased a 50% equity interest in Medusa Spar LLC for $43.7 million. Medusa Spar LLC owns a 75% interest in a production spar platform. Medusa Spar LLC’s revenue is derived from processing oil and gas production for a fee based on the volumes processed (throughput). The majority working interest owner of the Medusa field, the spar’s initial location, has committed to deliver a minimum throughput, which we expect will generate sufficient revenue to repay Medusa Spar LLC’s bank debt. The Medusa Spar LLC financed its acquisition of its 75% interest in the production spar platform using approximately 50% debt and 50% equity from its equity holders. Our maximum exposure to loss from our investment in Medusa Spar LLC is our $50 million investment. Medusa Spar LLC is a variable interest entity. As we are not the primary beneficiary under FIN 46(R), we are accounting for our investment in Medusa Spar LLC under the equity method of accounting. Summarized 100% financial information relative to Medusa Spar LLC and a reconciliation of the underlying equity in net assets to our carrying value follows.

	December 31,
(in thousands)	2004	2003

Medusa Spar LLC
Condensed Balance Sheets

ASSETS
Current Assets	$3,435	$205
Property and Equipment, net	157,416	166,893
Other Non-Current Assets	1,751	2,098

Total Assets	$162,602	$169,196

LIABILITIES AND MEMBERS’ EQUITY
Current Maturities of Long-Term Debt	$17,125	$19,502
Other Current Liabilities	44	1,274

Total Current Liabilities	17,169	20,776
Long-Term Debt, net of current maturities	46,981	64,106
Other Comprehensive Income (Loss)	883	(100)
Members’ Equity	97,569	84,414

Total Liabilities and Members’ Equity	$162,602	$169,196

Condensed Statements of Operations
Revenue	$29,312	$348
Depreciation	(9,478)	(357)
General and Administrative	(113)	(2)
Interest	(3,169)	(115)

Net Income (Loss)	$16,552	$(126)

Reconciliation of the Carrying Value of the Investment to Underlying Equity in Net Assets:

Underlying Equity in Net Assets - 50%	$48,785	$42,207
Basis Differences	1,202	1,433

Carrying Value of Investment in Medusa Spar LLC in the Consolidated Financial Statements	$49,987	$43,640

We are amortizing the basis differences on the straight-line method over six to 15 years.

Our 50% share of the undistributed earnings of Medusa Spar LLC was $6.5 million at December 31, 2004.

3. INCOME TAXES

We file a consolidated U.S. federal income tax return for Oceaneering International, Inc. and our domestic subsidiaries, including acquired companies from their respective dates of acquisition. We conduct our international operations in a number of locations that have varying laws and regulations with regard to income and other taxes, some of which are subject to interpretation. Our management believes that adequate provisions have been made for all taxes that will ultimately be payable, although final determination of tax liabilities may differ from our estimates. On a geographic basis, which excludes foreign earnings of our United States companies and excludes allocations of overhead and interest expense to our foreign subsidiaries, loss before income taxes attributable to the United States was $3.2 million, $1.9 million and $1.6 million for the years ended December 31, 2004, 2003 and 2002, respectively. The following table sets forth our provisions for income taxes.

	Year Ended December 31,
(in thousands)	2004	2003	2002

U.S. federal and state	$1,622	$2,550	$(1,493)
Foreign	19,001	13,228	17,885

Total provision	$20,623	$15,778	$16,392

Current	$16,379	$16,261	$20,971
Deferred	4,244	(483)	(4,579)

Total provision	$20,623	$15,778	$16,392

Cash taxes paid	$17,995	$16,890	$12,976

As of December 31, 2004 and 2003, our worldwide deferred tax assets and liabilities were as follows:

	December 31,
(in thousands)	2004	2003

Current deferred tax assets	$11,996	$16,265

Gross deferred tax assets – long-term	$89	$1,393
Valuation allowance	—	(1,307)

Net deferred tax assets – long-term	$89	$86

Deferred tax liabilities	$24,132	$24,154

Our deferred tax assets relate to self-insurance reserves, net operating loss carryforwards, expected tax refunds and expected foreign tax credits.

Deferred tax liabilities consist principally of depreciation and amortization book/tax differences and provisions for income of foreign subsidiaries expected to be repatriated, net of restricted stock book/tax differences which will turn around in the same time period. We have $17 million of earnings of our Swiss subsidiary, Oceaneering International AG, that we consider indefinitely reinvested outside the United States and that we do not expect to repatriate.

Prior to 2004, we had established a valuation allowance for deferred tax assets after taking into account factors that are likely to affect our ability to utilize the tax assets. We conduct business through several foreign subsidiaries and, although we expect our consolidated operations to be profitable, there is no assurance that profits will be earned in entities or jurisdictions that have NOLs available. Changes in the valuation allowance primarily relate to the utilization of foreign NOLs. For 2004, such valuation allowances were no longer needed as the NOLs were utilized. Income taxes, computed by applying the federal statutory income tax rate of 35% to income before income taxes and minority interests, are reconciled to the actual provisions for income taxes as follows:

	Year Ended December 31,
(in thousands)	2004	2003	2002

Computed U.S. statutory expense	$21,346	$15,795	$19,799
Change in valuation allowances	(1,307)	(557)	(1,286)
State and local taxes and other, net	584	540	(2,121)

Total provision for income taxes	$20,623	$15,778	$16,392

In October 2004, the American Jobs Creation Act of 2004 (the “Jobs Creation Act”) was signed into law. The Jobs Creation Act contains new provisions that may impact our U.S. income tax liability in future years. The FASB has proposed accounting guidance for certain of the Jobs Creation Act’s provisions by issuing two draft FASB Staff Positions (FSPs 109-a and 109-b) dealing with the deduction the Jobs Creation Act offers to domestic manufacturers and the temporary lower tax rate on repatriated foreign earnings. As drafted, the FSPs would be effective immediately upon final issuance. We are currently analyzing those provisions and will reflect any tax effect in the period in which the effect becomes probable.

4. DEBT

Long-term Debt consisted of the following:

	December 31,
(in thousands)	2004	2003

6.72% Senior Notes	$100,000	$100,000
Revolving credit facility	41,000	20,000
Other	1,172	2,324

Long-term Debt	$142,172	$122,324

We have $100 million aggregate principal amount of 6.72% Senior Notes outstanding and scheduled to be paid in five equal annual installments beginning September 2006.

We have a $250 million revolving credit facility (the “Credit Agreement”) that expires in January 2008. We pay a facility fee ranging from .20% to .30% per annum, depending on our debt-to-capitalization ratio, on the banks’ commitments. Under the Credit Agreement, we have the option to borrow dollars at the London Interbank Offered Rate (“LIBOR”) plus a margin ranging from ..55% to 1.075%, depending on our debt-to-capitalization ratio, or at the agent bank’s prime rate. At December 31, 2004, we had $41 million of borrowings outstanding under the Credit Agreement and $209 million available for borrowing.

Scheduled maturities of Long-term Debt outstanding as of December 31, 2004 were as follows:

			Software
			Vendor
(in thousands)	6.72% Notes	Revolving Credit	Financing	Total

2005	$—	$—	$1,172	$1,172
2006	20,000	—	—	20,000
2007	20,000	—	—	20,000
2008	20,000	41,000	—	61,000
2009	20,000	—	—	20,000
Thereafter	20,000	—	—	20,000

Total	$100,000	$41,000	$1,172	$142,172

Maturities in 2005 are not classified as current as of December 31, 2004, since we are able to extend the maturity by reborrowing under the revolving credit facility with a maturity date after one year.

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

We made cash interest payments of $8.3 million, $8.0 million and $8.7 million in the years ended December 31, 2004, 2003 and 2002, respectively. We capitalized interest charges of $0.4 million in the year ended December 31, 2004 as part of construction-in-progress.

5. COMMITMENTS AND CONTINGENCIES

Lease Commitments

At December 31, 2004, we occupied several facilities under noncancellable operating leases expiring at various dates through 2091. Future minimum rentals under these leases are as follows:

(in thousands)
2005	$10,244
2006	8,405
2007	7,341
2008	6,199
2009	5,895
Thereafter	30,490
Total Lease Commitments	$68,574

Rental expense, which includes hire of vessels, specialized equipment and real estate rental, was approximately $26 million, $18 million and $14 million for the years ended December 31, 2004, 2003 and 2002, respectively.

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

Letters of Credit

We had $24 million and $28 million in letters of credit outstanding as of December 31, 2004 and 2003, respectively, as guarantees in force for self-insurance requirements and various performance and bid bonds, which are usually for the duration of the applicable contract.

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

As of December 31, 2002, we had an interest rate hedge in place, which fixed three-month LIBOR at 3.24%, effective January 2, 2002. This applied to the scheduled balance of the Term Loan and, accordingly, the amount was reduced by the scheduled amortization of the Term Loan. When we made a $21 million prepayment of principal of the Term Loan in the second quarter of 2002, the remaining scheduled maturities of the Term Loan changed. We revised the hedge to match the rescheduled maturities of the Term Loan. We charged $118,000 to interest expense as a result of the change. In the third quarter of 2003, we repaid the Term Loan with the initial proceeds of a new revolving credit agreement. As a result, we terminated the remainder of the hedge and charged the $203,000 cost of terminating the hedge to interest expense. We had no interest rate hedges in place at December 31, 2004.

Other financial instruments that potentially subject us to concentrations of credit risk are principally cash and cash equivalents and accounts receivable. The carrying values of cash and cash equivalents and bank borrowings approximate their fair values due to the short maturity of those instruments or the short-term duration of the associated interest rate periods. Accounts receivable are generated from a broad and diverse group of customers, primarily from within the energy industry, which is our major source of revenue. Due to their short-term nature, carrying values of our accounts receivable and accounts payable approximate fair market value.

We estimated the fair value of our $100 million of 6.72% Senior Notes to be $107 million as of December 31, 2004. We arrived at this estimate by computing the present value of the future principal and interest payments using a yield-to-maturity interest rate for securities of similar quality and term.

6. OPERATIONS BY BUSINESS SEGMENT AND GEOGRAPHIC AREA

Business Segment Information

We supply a comprehensive range of integrated technical services and products to a variety of industries and we are one of the world’s largest underwater services contractors. Our Oil and Gas business consists of Remotely Operated Vehicles (“ROVs”), Subsea Products, Subsea Projects, Mobile Offshore Production Systems and Inspection. Our ROV segment provides submersible vehicles operated from the surface to support offshore oil and gas exploration, production and construction activities. Our Subsea Products segment supplies umbilicals, production control equipment, pipeline repair systems and ROV tooling and work packages. Our Subsea Projects segment provides multiservice vessels, oilfield diving and support vessel operations, which are used primarily in inspection, repair and maintenance activities. Our Mobile Offshore Production Systems segment provides offshore production facilities through three mobile offshore production systems that we own and a 50%-owned entity, which owns 75% of another system. Our Inspection segment provides customers with a wide range of third-party inspection services to satisfy contractual structural specifications, internal safety standards and regulatory requirements. Our Advanced Technologies business provides project management, engineering services and equipment for applications in non-oilfield markets. Unallocated Expenses are those not associated with a specific business segment. These consist of expenses related to our incentive and deferred compensation plans, including restricted stock and bonuses, as well as other general expenses, including corporate administrative expenses.

The table that follows presents Revenue, Income from Operations, Depreciation and Amortization Expense and Equity Earnings (Losses) of Unconsolidated Affiliates by business segment:

	Year Ended December 31,
(in thousands)	2004	2003	2002

Revenue

Oil and Gas
Remotely Operated Vehicles	$223,914	$160,359	$149,619
Subsea Products	160,410	107,540	123,227
Subsea Projects	70,254	68,796	78,709
Mobile Offshore Production Systems	49,387	46,836	48,538
Inspection	145,691	136,599	44,026

Total Oil and Gas	649,656	520,130	444,119
Advanced Technologies	130,525	119,119	103,348

Total	$780,181	$639,249	$547,467

Income from Operations

Oil and Gas
Remotely Operated Vehicles	$48,397	$34,925	$32,213
Subsea Products	10,891	4,466	19,655
Subsea Projects	5,472	6,626	12,010
Mobile Offshore Production Systems	16,565	15,712	18,988
Inspection	4,564	5,246	2,508

Total Oil and Gas	85,889	66,975	85,374
Advanced Technologies	17,515	15,067	10,979
Unallocated Expenses	(39,540)	(28,045)	(28,650)

Total	$63,864	$53,997	$67,703

Depreciation and Amortization Expense

Oil and Gas
Remotely Operated Vehicles	$32,605	$27,175	$25,642
Subsea Products	8,184	7,210	5,364
Subsea Projects	6,107	5,274	6,224
Mobile Offshore Production Systems	11,054	10,415	10,280
Inspection	4,608	4,103	995

Total Oil and Gas	62,558	54,177	48,505
Advanced Technologies	2,100	2,004	2,554
Unallocated Expenses	961	782	1,282

Total	$65,619	$56,963	$52,341

Equity Earnings (Losses) of Unconsolidated Affiliates

Oil and Gas
Remotely Operated Vehicles	$1,071	$859	$116
Subsea Products	—	—	217
Mobile Offshore Production Systems	8,171	(65)	—

Total Oil and Gas	9,242	794	333
Advanced Technologies	(3,132)	(754)	(1,239)

Total	$6,110	$40	$(906)

The following tables present Assets, Goodwill and Capital Expenditures by business segment as of and for the periods indicated:

	December 31,
(in thousands)	2004	2003

Assets
Oil and Gas
Remotely Operated Vehicles	$254,020	$158,089
Subsea Products	184,473	117,953
Subsea Projects	81,582	71,719
Mobile Offshore Production Systems	132,534	137,508
Inspection	62,459	65,899

Total Oil and Gas	715,068	551,168
Advanced Technologies	50,636	49,345
Corporate and Other	53,960	62,343

Total	$819,664	$662,856

Goodwill
Oil and Gas
Remotely Operated Vehicles	$23,421	$190
Subsea Products	17,950	15,616
Inspection	11,152	12,208

Total Oil and Gas	52,523	28,014
Advanced Technologies	10,454	10,454

Total	$62,977	$38,468

	Year Ended December 31,
(in thousands)	2004	2003	2002

Capital Expenditures
Oil and Gas
Remotely Operated Vehicles	$86,250	$22,320	$13,107
Subsea Products	44,311	26,629	11,067
Subsea Projects	4,063	5,828	4,713
Mobile Offshore Production Systems	2,242	1,043	1,559
Inspection	4,595	30,710	1,949

Total Oil and Gas	141,461	86,530	32,395
Advanced Technologies	1,170	12,047	1,499
Corporate and Other	10,553	1,793	658

Total	$153,184	$100,370	$34,552

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

No individual customer accounted for more than 10% of our consolidated revenue in any of the years ended December 31, 2004, 2003 or 2002.

Geographic Operating Areas

The following table summarizes certain financial data by geographic area:

	Year Ended December 31,
(in thousands)	2004	2003	2002

Revenue
United States	$339,682	$305,444	$292,085
United Kingdom	115,210	105,991	53,811
West Africa	96,617	77,643	69,663
Norway	76,090	36,019	27,111
Australia	43,018	29,543	28,737
Brazil	25,651	16,901	32,187
Indonesia	13,429	14,537	9,242
Other Asia	51,801	28,882	16,998
Other	18,683	24,289	17,633

Total	$780,181	$639,249	$547,467

Long-Lived Assets
United States	$286,452	$225,955	$172,249
Europe	85,478	80,014	51,664
West Africa	49,279	21,730	18,162
Asia	16,079	13,711	16,024
Australia	62,631	69,752	76,719
Brazil	25,673	14,877	15,317

Total	$525,592	$426,039	$350,135

Revenue is based on location where services are performed and facility location for products.

7. ACCRUED LIABILITIES AND OTHER LONG-TERM LIABILITIES

Accrued liabilities and other long-term liabilities consisted of the following:

	December 31,
(in thousands)	2004	2003

Accrued Liabilities:
Payroll and related costs	$47,170	$34,914
Accrued job costs	28,788	16,175
Self-insurance reserves for claims expected to be paid within one year	6,351	6,640
Billings in excess of revenue recognized	16,122	15,882
Other	14,046	11,795

Total Accrued Liabilities	$112,477	$85,406

Other Long-Term Liabilities:
Deferred income taxes	$24,132	$24,154
Self-insurance reserves not expected to be paid within one year	5,669	5,123
Accrued defined benefit plan obligations	6,094	5,239
Supplemental Executive Retirement Plan	14,931	11,509
Minority interests and other	1,557	2,160

Total Other Long-Term Liabilities	$52,383	$48,185

8. EMPLOYEE BENEFIT PLANS AND SHAREHOLDER RIGHTS PLAN

Retirement Investment Plans

We have several employee retirement investment plans that, taken together, cover most of our full-time employees. The Oceaneering Retirement Investment Plan is a 401(k) plan in which U.S. employees may participate by deferring a portion of their gross monthly salary and directing us to contribute the deferred amount to the plan. We match a portion of the employees’ deferred compensation. Our contributions to the 401(k) plan were $5,307,000, $4,688,000 and $4,140,000 for the plan years ended December 31, 2004, 2003 and 2002, respectively.

We also make matching contributions to other foreign employee savings plans similar in nature to a 401(k). In 2004 and 2003, these contributions, principally related to plans associated with U.K. and Norwegian subsidiaries were $1,881,000 and $1,407,000, respectively.

The Oceaneering International, Inc. Supplemental Executive Retirement Plan covers selected key management employees and executives, as approved by the Compensation Committee of our Board of Directors (the “Compensation Committee”). Under this plan, we accrue an amount determined as a percentage of the participant’s gross monthly salary and the amounts accrued are treated as if they are invested in one or more investment vehicles pursuant to this plan. Expenses related to this plan during the years ended December 31, 2004, 2003 and 2002 were $2,309,000, $2,288,000 and $2,017,000, respectively.

Incentive and Stock Option Plans

Under the 2002 Incentive Plan and the 2002 Non-Executive Incentive Plan (the “Incentive Plans”), totals of 1,325,000 and 2,500,000 shares of our common stock, respectively, were made available for awards to employees and other persons (excluding (1) nonemployee directors except with respect to automatic grants as described below, and (2) executive officers, in the case of the 2002 Non-Executive Incentive Plan, which is not a shareholder-approved plan) having an important business relationship or affiliation with us. Under the shareholder-approved 2002 Incentive Plan, each of our directors is automatically granted an option to purchase 10,000 shares of our common stock on the date the director becomes a nonemployee director and each year thereafter at an exercise price per share equal to the fair market value of a share of our common stock on the date the option was granted. These options granted to nonemployee directors become fully exercisable six months following the date of grant.

The Incentive Plans are administered by the Compensation Committee, which determines the type or types of award(s) to be made to each participant and sets forth in the related award agreement the terms, conditions and limitations applicable to each award. The Compensation Committee may grant stock options, stock appreciation rights and stock and cash awards. Options outstanding under the Incentive Plans and prior plans vest over a six-month, a three-year or a four-year period and are exercisable over a period of four, five or ten years after the date of grant or five years after the date of vesting. Under the Incentive Plans, a stock option must have a term not exceeding five years from the date of grant and must have an exercise price of not less than the fair market value of a share of our common stock on the date of grant. The Compensation Committee may not: (1) grant, in exchange for a stock option, a new stock option having a lower exercise price; or (2) reduce the exercise price of a stock option.

We recognize no compensation cost for stock options we issued unless options are granted at an option price below the fair market value of the stock at the date of the grant. See Note 1 – “Summary of Major Accounting Policies – Stock-Based Compensation” for fair market values and pro forma financial effects had compensation cost for these stock options been determined based on fair value.

Information regarding option plans is as follows:

	Shares under	Weighted
	Option	Average
Balance at December 31, 2001	2,334,660	$17.35
Granted	774,600	24.99
Exercised	(1,088,085)	15.65
Forfeited	(43,200)	19.50

Balance at December 31, 2002	1,977,975	21.23
Granted	843,600	23.10
Exercised	(296,500)	15.37
Forfeited	(34,700)	23.15

Balance at December 31, 2003	2,490,375	22.53
Granted	323,550	36.36
Exercised	(1,260,925)	21.58
Forfeited	(43,950)	23.11

Balance at December 31, 2004	1,509,050	$26.28

The following table provides information about the options outstanding at December 31, 2004.

	Outstanding
		Weighted		Exercisable
	Number of	Average	Weighted	Number of	Weighted
Range of	Shares at	Remaining	Average	Shares at	Average
Exercise	December 31,	Contractual	Exercise	December 31,	Exercise
Prices	2004	Life (years)	Price	2004	Price

$4.72 – 23.82	767,950	3.00	$22.52	392,450	$22.17
$23.83 – 29.81	428,350	2.80	$25.49	255,950	$25.70
$29.82 – 37.27	312,750	4.90	$36.61	40,000	$32.11

Restricted Stock Plan Information

During the years ended December 31, 2004 and 2002, the Compensation Committee granted restricted units of our common stock to certain of our key executives and employees. No restricted common stock units or restricted common stock were granted in 2003. These grants are subject to earning requirements on the basis of a percentage change between the price of our common stock versus the average of the common stock price of a peer group of companies over a three-year period. Up to one-half of the grants made in 2004 and one-third of the grants made in 2002 may be earned each year depending on our cumulative common stock performance, with any amount earned subject to vesting in five equal installments over a five-year period, conditional upon continued employment. At the time of vesting of a restricted common stock unit, the participant will be issued a share of our common stock for each common stock unit vested. At the time of each vesting, a participant receives a tax-assistance payment. With regard to the grants of restricted common stock made prior to 2002, the employee must reimburse us for the tax-assistance payment if the vested common stock is sold by the employee within three years after the vesting date. As of December 31, 2004, one-half of the grants made in 2004 and two-thirds of the grants made in 2002 had been earned. As of December 31, 2004, a total of 681,700 shares or units of restricted stock was outstanding and unvested under these and former, similar grants, of which 480,200 shares were earned, subject to vesting requirements. The numbers and weighted average grant date fair values of restricted stock units and stock granted were 22,000 and $30.49, respectively, during 2004, and 616,500 and $24.78, respectively, during 2002. Compensation expense under the restricted stock plans was $10,503,000, $8,177,000 and $5,972,000 for the years ended December 31, 2004, 2003 and 2002, respectively. Each grantee of shares of restricted common stock mentioned in this paragraph is deemed to be the record owner of those shares during the restriction period, with the right to vote and receive any dividends on those shares. The restricted stock units granted in 2004 and 2002 carry no voting or dividend rights.

Shareholder Rights Plan

We adopted a Stockholder Rights Plan on November 20, 1992, which was amended and restated as of November 16, 2001. Each Right initially entitles the holder to purchase from us a fractional share consisting of one one-hundredth of a share of Series B Junior Participating Preferred Stock, at a purchase price of $60 per fractional share, subject to adjustment. The Rights generally will not become exercisable until ten days after a public announcement that a person or group has acquired 15% or more of our common stock (thereby becoming an “Acquiring Person”) or the commencement of a tender or exchange offer that would result in a person or group becoming an Acquiring Person (the earlier of such dates being called the “Distribution Date”). Rights were issued and will continue to be issued with all shares of our common stock that are issued until the Distribution Date. Until the Distribution Date, the Rights will be evidenced by the certificates representing our common stock and will be transferable only with our common stock. Generally, if any person or group becomes an Acquiring Person, each Right, other than Rights beneficially owned by the Acquiring Person (which will thereupon become void), will thereafter entitle its holder to purchase, at the Rights’ then current exercise price, shares of our common stock having a market value of two times the exercise price of the Right. At any time until ten days after a public announcement that the Rights have been triggered, we will generally be entitled to redeem the Rights for $.01 and to amend the Rights in any manner other than certain specified exceptions. Certain subsequent amendments are also permitted. The Rights expire on November 20, 2011.

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

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
(in thousands, except per share data)

		Year Ended December 31, 2004
Quarter Ended	March 31	June 30	Sept. 30	Dec. 31	Total

Revenue	$166,628	$194,653	$192,862	$226,038	$780,181
Gross margin	25,634	32,869	34,205	39,095	131,803
Income from operations	8,957	16,831	18,719	19,357	63,864
Net income	4,830	10,912	12,846	11,712	40,300
Diluted earnings per share	$0.19	$0.43	$0.50	$0.45	$1.57
Weighted average number of common shares and equivalents	25,378	25,589	25,871	25,903	25,685

		Year Ended December 31, 2003
Quarter Ended	March 31	June 30	Sept. 30	Dec. 31	Total

Revenue	$140,669	$163,761	$172,754	$162,065	$639,249
Gross margin	24,163	28,226	30,372	28,023	110,784
Income from operations	11,457	14,743	16,050	11,747	53,997
Net income	6,035	8,086	9,038	6,142	29,301
Diluted earnings per share	$0.25	$0.33	$0.37	$0.25	$1.20
Weighted average number of common shares and equivalents	24,500	24,284	24,488	24,539	24,453

Exhibit Index

		Registration
		or File	Form of		Exhibit
		Number	Report	Report Date	Number
* 3.01	Restated Certificate of Incorporation	1-10945	10-K	Dec. 2000	3.01

* 3.02	Amended and Restated By-Laws	1-10945	10-K	Dec. 2002	3.02

* 4.01	Specimen of Common Stock Certificate	1-10945	10-K	March 1993	4(a)

* 4.02	Amended and Restated Shareholder Rights Agreement dated as of November 16, 2001	1-10945	10-K	Nov. 2001

* 4.03	Note Purchase Agreement dated as of September 8, 1998 relating to $100,000,000 6.72% Senior Notes due September 8, 2010	1-10945	10-Q	Sept. 1998	4.01

* 4.04	Amended and Restated Credit Agreement ($250,000,000 Revolving Credit Facility with Accordion to $300,000,000) dated as of January 2, 2004	1-10945	10-K	Dec. 2003	4.05

We and certain of our consolidated subsidiaries are parties to debt instruments under which the total amount of securities authorized does not exceed 10% of our total consolidated assets. Pursuant to paragraph 4(ii)(A) of Item 601(b) of Regulation S-K, we agree to furnish a copy of those instruments to the Securities and Exchange Commission on request.

* 10.01	Defined Contribution Master Plan and Trust Agreement and Adoption Agreement for the Oceaneering International, Inc. Retirement Investment Plan	1-10945	10-K	Dec. 2001	10.01

* 10.02+	Service Agreement dated as of November 16, 2001 between Oceaneering and John R. Huff	1-10945	10-K	Dec. 2001	10.02

* 10.03+	2002 Non-Executive Incentive Plan	1-10945	10-Q	Sept. 2002	10.03

* 10.04+	Amended and Restated Supplemental Executive Retirement Plan	1-10945	10-Q	Sept. 2002	10.02

* 10.05+	1999 Restricted Stock Award Incentive Agreements dated August 19, 1999	1-10945	10-Q	Sept. 1999	10.1

* 10.06+	Change of Control Agreements dated as of November 16, 2001 between Oceaneering and John R. Huff, T. Jay Collins, Marvin J. Migura, M. Kevin McEvoy and George R. Haubenreich, Jr., respectively	1-10945	10-K	Dec. 2001	10.06

* 10.07+	1999 Bonus Restricted Stock Award Agreements	1-10945	10-K/A	March 2000	10.20

* 10.08+	1999 Incentive Plan	1-10945	10-K	March 2000	10.08

10.09+	2004 Bonus Award Plan

* 10.10+	1990 Long-Term Incentive Plan	33-36872	S-8	Sept. 1990	4(f)

* 10.11+	1990 Nonemployee Directors Stock Option Plan	33-36872	S-8	Sept. 1990	4(g)

* 10.12+	Form of Indemnification Agreement dated November 16, 2001 between Oceaneering and each of its Directors, Marvin J. Migura, M. Kevin McEvoy and George R. Haubenreich, Jr.	1-10945	10-K	Dec. 2001	10.12

* 10.13+	Non-qualified Stock Option Award Agreements under the 2002 Incentive Plan with John R. Huff, T. Jay Collins, Marvin J. Migura, M. Kevin McEvoy, George R. Haubenreich, Jr. and John L. Zachary	1-10945	10-Q	Sept. 2002	10.05

* 10.14+	1996 Incentive Plan of Oceaneering International, Inc.	1-10945	10-Q	Sept. 1996	10.02

* 10.15+	1996 Restricted Stock Award Incentive Agreements dated August 23, 1996	1-10945	10-Q	Sept. 1996	10.03

* 10.16+	1997 Bonus Restricted Stock Award Agreements dated April 22, 1997	1-10945	10-K	March 1997	10.20

* 10.17+	Amendment No. 1 to 1990 Nonemployee Director Stock Option Plan	1-10945	10-K	March 1999	10.19

* 10.18+	1998 Bonus Restricted Stock Award Agreements	1-10945	10-K	March 1999	10.20

* 10.19+	2002 Incentive Plan	1-10945	10-Q	June 2002	10.01

* 10.20+	Amended and Restated 2002 Restricted Stock Unit Award Agreements with John R. Huff, T. Jay Collins, Marvin J. Migura, M. Kevin McEvoy, George R. Haubenreich, Jr. and John L. Zachary	1-10945	10-Q	Sept. 2002	10.04

12.02	Statement showing Computation of Ratio of Earnings to Fixed Charges

21.01	Subsidiaries of Oceaneering

23.01	Consent of Independent Registered Public Accounting Firm

31.01	Rule 13a – 14(a)/15d – 14(a) certification of Chief Executive Officer

31.02	Rule 13a – 14(a)/15d – 14(a) certification of Chief Financial Officer

32.01	Section 1350 certification of Chief Executive Officer

32.02	Section 1350 certification of Chief Financial Officer

*	Indicates exhibit previously filed with the Securities and Exchange Commission as indicated and incorporated herein by reference.

+	Indicates management contract or compensatory plan or arrangement.