Form 10-Q
period 2005-03-31
OCEANEERING INTERNATIONAL INC
filed 2005-05-06
CIK 73756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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
Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☑ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 29, 2005

Common Stock, $.25 Par Value	25,959,519 shares

Oceaneering International, Inc.

Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	Mar. 31,	Dec. 31,
	2005	2004
	(unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$29,637	$16,781
Accounts receivable, net of allowance for doubtful accounts of $2,763	206,272	206,122
Prepaid expenses and other	59,226	53,973

Total Current Assets	295,135	276,876

Property and Equipment, at cost	797,073	785,669
Less: accumulated depreciation	396,935	384,615

Net Property and Equipment	400,138	401,054

Goodwill	62,953	62,977
Investments in unconsolidated affiliates	58,363	55,615
Other	23,453	23,142

TOTAL ASSETS	$840,042	$819,664

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$54,041	$47,397
Accrued liabilities	109,215	112,477
Income taxes payable	10,731	10,798

Total Current Liabilities	173,987	170,672

Long-term Debt	147,881	142,172
Other Long-term Liabilities	51,046	52,383
Commitments and Contingencies Shareholders’ Equity	467,128	454,437

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$840,042	$819,664

The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(in thousands, except per share amounts)

	For the Three Months Ended
	March 31,
	2005	2004
Revenue	$210,737	$166,628

Cost of services and products	177,534	140,994

Gross margin	33,203	25,634

Selling, general and administrative expenses	18,710	16,677

Income from operations	14,493	8,957

Interest income	61	55

Interest expense	(2,194)	(2,094)

Equity earnings of unconsolidated affiliates, net	4,092	1,136

Other income (expense), net	(30)	(623)

Income before income taxes	16,422	7,431

Provision for income taxes	5,830	2,601

Net Income	$10,592	$4,830

Basic Earnings per Share	$0.41	$0.20

Diluted Earnings per Share	$0.40	$0.19

Weighted average number of common shares	25,754	24,478

Incremental shares from stock options and restricted stock	756	900

Weighted average number of common shares and equivalents	26,510	25,378

The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	For the Three Months Ended
	March 31,
	2005	2004
Cash Flows from Operating Activities:

Net Income	$10,592	$4,830

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,229	15,621
Non-cash compensation and other	939	1,359
Undistributed earnings of unconsolidated affiliates	(3,859)	(202)
Increase (decrease) in cash from:
Accounts receivable	(150)	2,799
Prepaid expenses and other current assets	(5,252)	94
Other assets	207	(175)
Current liabilities	3,882	(4,274)
Other long-term liabilities	(1,337)	1,305

Total adjustments to net income	12,659	16,527

Net Cash Provided by Operating Activities	23,251	21,357

Cash Flows from Investing Activities:
Business acquisitions, net of cash acquired	208	(49,780)
Purchases of property and equipment and other	(19,930)	(17,085)

Net Cash Used in Investing Activities	(19,722)	(66,865)

Cash Flows from Financing Activities:
Net proceeds (payments) on revolving credit and other long-term debt, net of expenses	5,709	29,194
Proceeds from issuance of common stock	3,618	12,144

Net Cash Provided by Financing Activities	9,327	41,338

Net Increase (Decrease) in Cash and Cash Equivalents	12,856	(4,170)

Cash and Cash Equivalents - Beginning of Period	16,781	18,396

Cash and Cash Equivalents - End of Period	$29,637	$14,226

The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation and Significant Accounting Policies

We have prepared these unaudited consolidated financial statements pursuant to instructions for the quarterly report on Form 10-Q required to be filed with the Securities and Exchange Commission. These financial statements do not include all information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles. These financial statements reflect all adjustments that we believe are necessary to present fairly our financial position at March 31, 2005 and our results of operations and cash flows for the periods presented. All such adjustments are of a normal and recurring nature. The financial statements should be read in conjunction with the consolidated financial statements and related notes included in our annual report on Form 10-K for the year ended December 31, 2004. The results for interim periods are not necessarily indicative of annual results.

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

	For the Three Months Ended
	March 31,
	2005	2004
	(in thousands, except per
	share amounts)
Net Income:
As reported	$10,592	$4,830
Employee stock-based compensation included in net income, net of income tax benefit	1,045	1,588
Pro forma compensation expense determined under fair value methods for all awards, net of income tax benefit	(2,025)	(3,093)

Pro forma	$9,612	$3,325

Reported earnings per common share:
Basic	$0.41	$0.20

Diluted	$0.40	$0.19

Pro forma earnings per common share:
Basic	$0.37	$0.14

Diluted	$0.36	$0.13

For purposes of these pro forma disclosures, we estimate the fair value of each option grant as of the date of grant using a Black-Scholes option pricing model. The estimated fair value of the options is amortized to pro forma expense over the expected average lives of the options.

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payments (“SFAS 123R”). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized over their vesting periods in the income statement based on their estimated fair values. SFAS 123R was to be effective for all public entities in the first interim or annual reporting period beginning after June 15, 2005. In April 2005, however, the Securities and Exchange Commission adopted a rule that defers the required effective date of SFAS 123R for registrants such as us until the beginning of the first fiscal year that starts after June 15, 2005. This statement applies to all awards granted after the required effective date and to awards modified, repurchased or canceled after that date, as well as the unvested portion of awards granted prior to the effective date of SFAS 123R. Although we have not completed our analysis of the impact of SFAS 123R, we believe the first quarter 2005 pro forma expense provides a reasonable approximation of the stock- based compensation expense that would have been recorded in our consolidated statements of income under SFAS 123R. However, this estimate may increase or decrease materially once we complete our analysis of the impact of SFAS 123R.

2.	Investments in Unconsolidated Affiliates

Our investments in unconsolidated affiliates consisted of the following:

	Mar. 31,	Dec. 31,
	2005	2004
	(in thousands)
Medusa Spar LLC	$54,232	$49,987
Smit-Oceaneering Cable Systems LLC	2,784	3,192
Other	1,347	2,436

Total	$58,363	$55,615

In December 2003, we purchased a 50% equity interest in Medusa Spar LLC for $43.7 million. Medusa Spar LLC owns a 75% interest in a production spar platform. Medusa Spar LLC’s revenue is derived from processing oil and gas production for a fee based on the volumes processed through the platform (“throughput”). The majority working interest owner of the Medusa field, the spar’s initial location, has committed to deliver a minimum throughput, which we expect will generate sufficient revenue to repay Medusa Spar LLC’s bank debt. Medusa Spar LLC financed its acquisition of its 75% interest in the production spar platform using approximately 50% debt and 50% equity from its equity holders. Our maximum exposure to loss from our investment in Medusa Spar LLC is our current carrying value of $54.2 million. Medusa Spar LLC is a variable interest entity. As we are not the primary beneficiary under FIN 46, Consolidation of Variable Interest Entities, we are accounting for our investment in Medusa Spar LLC under the equity method of accounting. We recorded $4.0 million and $1.1 million of equity earnings of unconsolidated affiliates from this investment in the three-month periods ended March 31, 2005 and 2004, respectively.

	For the Three Months Ended
	March 31,
	2005	2004
	(in thousands)
Medusa Spar LLC
Condensed Statements of Operations
Revenue	$11,133	$5,496
Depreciation	(2,369)	(2,369)
General and administrative	(16)	(16)
Interest	(652)	(838)

Net Income	$8,096	$2,273

3.	Prepaid Expenses and Other Current Assets

Our prepaid expenses and other current assets consisted of the following:

	Mar. 31,	Dec. 31,
	2005	2004
	(in thousands)
Spare parts for remotely operated vehicles	$18,399	$14,595
Inventories, primarily raw materials	22,952	19,208
Deferred taxes	11,596	11,996
Other	6,279	8,174

Total	$59,226	$53,973

Inventory is stated at the lower of cost or market. We determine cost using the weighted-average method.

4.	Debt

Our long-term debt consisted of the following:

	Mar. 31,	Dec. 31,
	2005	2004
	(in thousands)
6.72% Senior Notes	$100,000	$100,000
Revolving credit facility	47,000	41,000
Other	881	1,172

Total	$147,881	$142,172

Scheduled maturities of our long-term debt as of March 31, 2005 were as follows:

	6.72%	Revolving
	Notes	Credit	Other	Total
	(in thousands)
Remainder of 2005	$—	$—	$881	$881
2006	20,000	—	—	20,000
2007	20,000	—	—	20,000
2008	20,000	47,000	—	67,000
2009	20,000	—	—	20,000
Thereafter	20,000	—	—	20,000

Total	$100,000	$47,000	$881	$147,881

Maturities through March 31, 2006 are not classified as current as of March 31, 2005, since we can extend the maturity by reborrowing under the revolving credit facility with a maturity date after one year.

5.	Shareholders’ Equity and Comprehensive Income

Our shareholders’ equity consisted of the following:

	Mar. 31,	Dec. 31,
	2005	2004
	(in thousands)
Common Stock, par value $0.25; 90,000,000 shares authorized; 25,956,762 and 25,820,236 shares issued	$6,489	$6,455
Additional paid-in capital	151,434	146,403
Retained earnings	295,942	285,351
Other comprehensive income	13,263	16,228

Total	$467,128	$454,437

Comprehensive income is the total of net income and all nonowner changes in equity. The amounts of comprehensive income for the three-month periods ended March 31, 2005 and 2004 are as follows:

	For the Three Months Ended
	March 31,
	2005	2004
	(in thousands)
Net Income per Consolidated Statements of Income	$10,592	$4,830
Foreign Currency Translation Gains (Losses)	(4,123)	1,403
Change in Minimum Pension Liability Adjustment, net of tax	627	(81)
Change in Fair Value of Hedge, net of tax	531	—

Total	$7,627	$6,152

Amounts comprising other elements of comprehensive income in Shareholders’ Equity are as follows:

	Mar. 31,	Dec. 31,
	2005	2004
	(in thousands)
Accumulated Net Foreign Currency Translation Adjustments	$14,437	$18,560
Minimum Pension Liability Adjustment	(1,705)	(2,332)
Fair Value of Hedge	531	—

Total	$13,263	$16,228

6.	Income Taxes

During interim periods, we provide for income taxes at our estimated annual effective tax rate, using assumptions as to (1) earnings and other factors that would affect the tax calculation for the remainder of the year and (2) the operations of foreign branches and subsidiaries that are subject to local income and withholding taxes.

We paid cash taxes of $6.2 million and $6.9 million for the three-month periods ended March 31, 2005 and 2004, respectively.

7.	Business Segment Information

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

There are no differences in the basis of segmentation or in the basis of measurement of segment profit or loss from those used in our consolidated financial statements for the year ended December 31, 2004. The following summarizes certain financial data by business segment:

	For the Three Months Ended
	Mar. 31,	Mar. 31,	Dec. 31,
	2005	2004	2004
	(in thousands)
Revenue
Oil and Gas
ROVs	$67,616	$46,405	$65,882
Subsea Products	40,678	33,326	53,397
Subsea Projects	24,478	12,483	26,070
Mobile Offshore Production Systems	11,363	12,767	11,879
Inspection	36,932	31,899	35,866

Total Oil and Gas	181,067	136,880	193,094
Advanced Technologies	29,670	29,748	32,944

Total	$210,737	$166,628	$226,038

Gross Margins
Oil and Gas
ROVs	$16,715	$10,853	$17,593
Subsea Products	2,559	5,697	8,986
Subsea Projects	4,950	1,476	4,392
Mobile Offshore Production Systems	4,348	4,534	4,851
Inspection	4,436	2,920	3,211

Total Oil and Gas	33,008	25,480	39,033
Advanced Technologies	5,914	5,497	6,368
Unallocated Expenses	(5,719)	(5,343)	(6,306)

Total	$33,203	$25,634	$39,095

Operating Income
Oil and Gas
ROVs	$13,081	$8,565	$14,038
Subsea Products	(2,143)	2,025	3,930
Subsea Projects	3,806	366	3,147
Mobile Offshore Production Systems	3,929	4,038	4,477
Inspection	1,234	98	24

Total Oil and Gas	19,907	15,092	25,616
Advanced Technologies	3,976	3,701	4,441
Unallocated Expenses	(9,390)	(9,836)	(10,700)

Total	$14,493	$8,957	$19,357

In February 2004, we acquired the drill support ROV business of Stolt Offshore S.A. for approximately $52 million. In September 2004, we acquired 10 work class ROVs and other equipment in North and South America from Fugro N.V. for approximately $17 million (see note 8). All of the assets that we acquired in these two transactions are included in our ROV segment.

8.	Business Acquisition

In September 2004, we acquired 10 work class ROVs, related equipment and business in North and South America from Fugro N.V. for approximately $17 million. We are accounting for this business acquisition using the purchase method of accounting, with the purchase price being allocated to the assets and liabilities acquired based on their fair market values at the date of acquisition. We have made the purchase price allocations based on information currently available to us, and the allocations are subject to change when we obtain final asset and liability valuations. This acquisition was not material. As a result, we have not included pro forma information in this report. The results of the business acquired are included in our consolidated statement of income from the date of acquisition.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

All statements in this quarterly report on Form 10-Q, other than statements of historical facts, including, without limitation, statements regarding our expectations about 2005 net income and segment results, our plans for future operations, our expectations about the profit contribution from our investment in Medusa Spar LLC and industry conditions, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to various risks, uncertainties and assumptions, including those we have referred to under the headings “Business c Risks and Insurance” and “Cautionary Statement Concerning Forward-Looking Statements” in Part I of our annual report on Form 10-K for the year ended December 31, 2004. Although we believe that the expectations reflected in such forward-looking statements are reasonable, because of the inherent limitations in the forecasting process, as well as the relatively volatile nature of the industries in which we operate, we can give no assurance that those expectations will prove to be correct. Accordingly, evaluation of our future prospects must be made with caution when relying on forward-looking information.

This section should be read in conjunction with the Management’s Discussion and Analysis included in our annual report on Form 10-K for the year ended December 31, 2004.

Executive Overview

We generate over 80% of our revenue from our services and products provided to the oil and gas industry. The first quarter of 2004 included a $1.8 million pre-tax expense for a terminated acquisition effort in our unallocated expenses. Our 2005 quarterly net income was more than double that of the first quarter of 2004. This was attributable to higher profit contributions from ROVs, Subsea Projects and our equity interest in Medusa Spar LLC.

Compared to the fourth quarter of 2004, quarterly net income declined primarily due to lower results from Subsea Products. The profit decline was entirely attributable to a reduced level of earnings from our Multiflex umbilical operation as a result of longer raw material delivery times, therefore delaying our ability to generate revenue, and startup costs incurred at the new Panama City plant. For 2005, we expect net income to be higher than 2004.

Critical Accounting Policies and Estimates

For information about our Critical Accounting Policies and Estimates, please refer to the discussion in our annual report on Form 10-K for the year ended December 31, 2004 under the heading “Critical Accounting Policies and Estimates” in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Liquidity and Capital Resources

We consider our liquidity and capital resources adequate to support our operations and capital commitments. At March 31, 2005, we had working capital of $121 million, including $30 million of cash and cash equivalents. Additionally, we had $203 million of borrowing capacity available under our revolving credit facility.

Our capital expenditures were $20 million during the three months ended March 31, 2005, as compared to $67 million during the corresponding period of last year. Capital expenditures in the current year consisted primarily of additions and upgrades to our ROV fleet to replace older units we retired. Prior-year capital expenditures consisted primarily of the acquisition of the drill support ROV business of Stolt Offshore S.A. and Fugro N.V. and expenditures related to our new umbilical facility in Panama City, Florida.

We had no material commitments for capital expenditures at March 31, 2005. We are currently implementing a new business management system, which we anticipate will be used for our U.S. operations starting in July 2005 and then phased into our foreign locations starting in 2006.

At March 31, 2005, we had long-term debt of $148 million and a 24% debt-to-total capitalization ratio. We have $100 million of Senior Notes outstanding, to be repaid from 2006 through 2010, and $47 million outstanding under our $250 million revolving credit facility that expires in January 2008. The revolving credit facility has short-term interest rates that float with market rates, plus applicable spreads. We have not guaranteed any debt not reflected on our consolidated balance sheet and do not have any off balance sheet arrangements as defined by SEC rules.

In the three-month period ended March 31, 2005, our cash and cash equivalents increased $13 million. We generated $23 million in cash from operating activities, used $20 million of cash in investing activities and obtained $9 million of cash from financing activities. The cash used in investing activities was used primarily for the capital expenditures described above and the cash obtained from financing activities was used, along with a substantial portion of the cash provided by operating activities, to pay for those capital expenditures and to finance an increase in working capital of

$15 million. The primary increase in working capital was the increase of cash and cash equivalents at the end of the quarter.

In September 2002, our Board of Directors authorized us to repurchase up to 3,000,000 shares of our common stock, subject to a $75 million aggregate purchase price limitation. Under this plan, we have repurchased 897,800 shares of common stock to date, at a total cost of $20 million. We have reissued all of those shares as contributions to our 401(k) plan or in connection with exercises of stock options. From time to time, we may effect additional repurchases in accordance with the terms of the Board authorization, which remains in effect.

Results of Operations

We operate in six business segments. The segments are contained within two businesses #\ services and products provided to the oil and gas industry (“Oil and Gas”) and all other services and products (“Advanced Technologies”). Our unallocated expenses are those not associated with a specific business segment.

Consolidated revenue and margin information is as follows:

	For the Three Months Ended
	Mar. 31,	Mar. 31,	Dec. 31,
	2005	2004	2004
	(dollars in thousands)
Revenue	$210,737	$166,628	$226,038
Gross margin	33,203	25,634	39,095
Operating margin	14,493	8,957	19,357
Gross margin %	16%	15%	17%
Operating margin %	7%	5%	9%

We generate a material amount of our consolidated revenue from contracts for marine services and inspection services in the Gulf of Mexico and North Sea, which are usually more active from April through November compared to the rest of the year. In the fourth quarter of 2004 and the first quarter of 2005, Subsea Projects had higher-than-normal revenues due to inspection and repair work made necessary in the Gulf of Mexico by Hurricane Ivan. Revenues in our Mobile Offshore Production Systems, Subsea Products and Advanced Technologies segments are generally not seasonal.

Oil and Gas

The table that follows sets forth our revenues and gross margins for our Oil and Gas business for the periods indicated.

	For the Three Months Ended
	Mar. 31,	Mar. 31,	Dec. 31,
	2005	2004	2004
	(dollars in thousands)
Remotely Operated Vehicles
Revenue	$67,616	$46,405	$65,882
Gross margin	16,715	10,853	17,593
Gross margin %	25%	23%	27%
Operating margin	13,081	8,565	14,038
Operating margin %	19%	18%	21%
Utilization %	77%	69%	74%

Subsea Products
Revenue	40,678	33,326	53,397
Gross margin	2,559	5,697	8,986
Gross margin %	6%	17%	17%
Operating margin	(2,143)	2,025	3,930
Operating margin %	-5%	6%	7%

Subsea Projects
Revenue	24,478	12,483	26,070
Gross margin	4,950	1,476	4,392
Gross margin %	20%	12%	17%
Operating margin	3,806	366	3,147
Operating margin %	16%	3%	12%

Mobile Offshore Production Systems
Revenue	11,363	12,767	11,879
Gross margin	4,348	4,534	4,851
Gross margin %	38%	36%	41%
Operating margin	3,929	4,038	4,477
Operating margin %	35%	32%	38%

Inspection
Revenue	36,932	31,899	35,866
Gross margin	4,436	2,920	3,211
Gross margin %	12%	9%	9%
Operating margin	1,234	98	24
Operating margin %	3%	0%	0%

Total Oil and Gas
Revenue	$181,067	$136,880	$193,094
Gross margin	33,008	25,480	39,033
Gross margin %	18%	19%	20%
Operating margin	19,907	15,092	25,616
Operating margin %	11%	11%	13%

Our ROV segment revenues reflect the utilization percentages of the respective periods and increased capacity from the acquisition of 34 ROVs from Stolt Offshore S.A. in February 2004 and 10 ROVs from Fugro N.V. in September 2004. Gross margins declined over the previous quarter due to a reduced level of construction-related work in the Gulf of Mexico, higher repair and maintenance expenses and mobilization costs incurred in putting several systems to work.

As compared to 2004, for 2005 we expect a higher profit contribution from our ROV business segment due to increases of our fleet size, utilization and pricing. We expect this to be driven by market demand for floating drilling rigs.

During the quarter ended March 31, 2005, our Subsea Products gross margin decreased from the corresponding quarter of the prior year and the preceding quarter. The profit decline was attributable to a reduced level of earnings from our Multiflex umbilical operation, as a result of longer raw material delivery times, therefore delaying our ability to generate revenue, and start-up costs incurred at the new Panama City plant. Recently, we determined the Panama City planetary cabling machine underrollers were inadequately designed and have to be replaced. Consequently, we now anticipate we will not be able to manufacture steel tube umbilicals at this plant until sometime in the fourth quarter of this year. We expect our Subsea Products profit contribution for 2005 to be lower than that achieved in 2004. We are now projecting an additional $4.0 to $6.0 million of capital expenditures to complete the installation of all of the Panama City plant equipment.

For our Subsea Projects segment, we experienced a significant revenue and gross margin increase compared to the corresponding quarter of the prior year due to the Hurricane Ivan repair work in the Gulf of Mexico. Revenues and gross margin were comparable to the preceding quarter, which also benefited from the Hurricane Ivan work. We believe our Subsea Projects segment results in 2005 will be higher than those achieved in 2004.

Our Mobile Offshore Production Systems gross margins were flat for all periods presented, as our three main assets were working under the same contracts as in 2004. We expect margins to continue at about the same levels through the remainder of 2005.

Compared to the corresponding period of 2004 and the immediately preceding quarter, our Inspection revenues and gross margins increased as a result of our efforts to secure more value-added services sales and realizing cost savings as the result of actions taken last year to reduce our operating expenses. We expect higher revenue and an improvement in margins for 2005 as compared to 2004, based on our forecast of selling more technically advanced services.

Advanced Technologies

Revenue and gross margin information is as follows:

	For the Three Months Ended
	Mar. 31,	Mar. 31,	Dec. 31,
	2005	2004	2004
	(dollars in thousands)
Revenue	$29,670	$29,748	$32,944
Gross margin	5,914	5,497	6,368
Gross margin %	20%	18%	19%
Operating margin	3,976	3,701	4,441
Operating margin %	13%	12%	13%

Advanced Technologies revenues and gross margins were relatively flat in the periods presented, reflecting normal fluctuations in business activity and changes in job mix. We anticipate 2005 results to be comparable to those achieved in 2004.

Unallocated Expenses

Our unallocated expenses, i.e., those not associated with a specific business segment, within gross margin consist of expenses related to our incentive and deferred compensation plans, including restricted stock and bonuses, as well as other general expenses. Our restricted stock expense varies with the market price of our common stock. Our unallocated expenses within operating income consist of those within gross margin plus general and administrative expenses related to corporate functions. The table that follows sets out our unallocated expenses for the periods indicated.

	For the Three Months Ended
	Mar. 31,	Mar. 31,	Dec. 31,
	2005	2004	2004
	(dollars in thousands)
Gross margin expenses	$(5,719)	$(5,343)	$(6,306)
% of revenue	3%	3%	3%
Operating expenses	(9,390)	(9,836)	(10,700)
% of revenue	4%	6%	5%

Unallocated operating expenses in the three months ended March 31, 2004 include $1.8 million of accumulated transaction costs related to a terminated acquisition effort in the first quarter of 2004.

Other

The table that follows sets forth our significant financial statement items below the income from operations line.

	For the Three Months Ended
	Mar. 31,	Mar. 31,	Dec. 31,
	2005	2004	2004
		(in thousands)
Interest income	$61	$55	$110
Interest expense, net of amounts capitalized	(2,194)	(2,094)	(1,985)
Equity earnings of unconsolidated affiliates, net	4,092	1,136	174
Other income (expense), net	(30)	(623)	(715)
Provision for income taxes	5,830	2,601	5,229

The amounts of equity earnings (losses) of unconsolidated affiliates are as follows:

	For the Three Months Ended
	Mar. 31,	Mar. 31,	Dec. 31,
	2005	2004	2004
		(in thousands)
Medusa Spar LLC	$4,009	$1,137	$2,353
Smit-Oceaneering Cable Systems, L.L.C.	45	(172)	(2,443)
Other	38	171	264

Total	$4,092	$1,136	$174

In December 2003, we acquired 50% of Medusa Spar LLC, which owns a 75% interest in the Medusa Spar production platform in the Gulf of Mexico. Medusa Spar LLC earns revenue on a tariff basis on oil and gas production throughput processed by the spar from the Medusa field and surrounding dedicated blocks. The increases in earnings of Medusa Spar LLC from each of the immediately preceding quarter and the corresponding quarter of the prior year were due to the first completely full quarter of production from the initial six Medusa wells. Quarterly production from the initial six Medusa wells is now expected to begin a natural decline. We anticipate, however, that this will be partially offset by the tieback of Medusa North completed early in April, and that the quarterly profit contribution from this operation will continue at a high level in the second quarter.

We own 50% of Smit-Oceaneering Cable Systems, L.L.C., which is a telecommunications cable laying and maintenance venture. Due to the current condition of the telecommunications market, the single vessel owned by the venture has been marketed for oilfield and other uses since 2004. In the fourth quarter of 2004, we recognized $1.9 million of pre-tax impairments related to the venture. In March 2005, we purchased the cable lay and maintenance equipment from the venture at a price equal to its adjusted book value.

In February 2005, we purchased 51% of Pro-Dive Oceaneering Co., a venture that operates our ROVs in Canada, from our partner in that venture. We now own 100% of this venture, so the results of its operations from that point forward are included in our consolidated financial statements.

Interest expense for the three-month period ended March 31, 2005 increased compared to the corresponding period in the prior year due to higher average debt levels. Our debt had been incurred to fund business acquisitions, including the ROV drill support business of Stolt Offshore S.A. and Fugro N.V. in 2004 and OIS International Inspection plc in 2003, additional equipment, including the Ocean Legend, and expansion of our Subsea Products production capacity.

The provisions for income taxes were related to U.S. income taxes that we provided at estimated annual effective rates using assumptions as to earnings and other factors that would affect the tax calculation for the remainder of the year and to the operations of foreign branches and subsidiaries that were subject to local income and withholding taxes. We anticipate our effective tax rate for 2005 to be 35.5%.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are currently exposed to certain market risks arising from transactions we have entered into in the normal course of business. These risks relate to interest rate changes and fluctuations in foreign exchange rates. We do not believe these risks are material. We have not entered into any market risk-sensitive instruments for trading purposes. We manage our exposure to interest rate changes through the use of a combination of fixed and floating rate debt. See note 4 of notes to the consolidated financial statements contained in this report and note 4 of notes to consolidated financial statements contained in our annual report on Form 10-K for the year ended December 31, 2004 for a description of our long-term debt agreements, interest rates and maturities. We believe that significant interest rate changes will not have a material near-term impact on our future earnings or cash flows. Because we operate in various oil and gas exploration and production regions in the world, we conduct a portion of our business in currencies other than the U.S. dollar. The functional currency for many of our international operations is the applicable local currency. We manage our exposure to changes in foreign exchange rates primarily through arranging compensation in U.S. dollars or freely convertible currency and, to the extent possible, by limiting compensation received in other currencies to amounts necessary to meet obligations denominated in those currencies. We use the exchange rates in effect as of the balance sheet date to translate assets and liabilities as to which the functional currency is the local currency, resulting in translation adjustments that we reflect as accumulated other comprehensive income or loss in the shareholders’ equity section of our consolidated balance sheets. We recorded a $4.1 million adjustment to our equity accounts for the three-month period ended March 31, 2005 to reflect the net impact of the strengthening of the U.S. dollar against various foreign currencies for locations where the functional currency is not the U.S. dollar.

Our Subsea Products business in Brazil conducts much of its operations in U.S. dollars, which is its functional currency. Our foreign currency losses related to Brazil were $44,000 and $86,000 for the three-month periods ended March 31, 2005 and 2004.

Item 4. Controls and Procedures.

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2005 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has been no change in our internal control over financial reporting that occurred during the three months ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

OCEANEERING INTERNATIONAL, INC.
(Registrant)

Date: May 6, 2005	By:	/S/ JOHN R. HUFF

John R. Huff
Chairman and Chief Executive Officer

Date: May 6, 2005	By:	/S/ MARVIN J. MIGURA

Marvin J. Migura
Senior Vice President and Chief Financial Officer

Date: May 6, 2005	By:	/S/ JOHN L. ZACHARY

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