Form 10-Q
period 2005-06-30
OCEANEERING INTERNATIONAL INC
filed 2005-08-05
CIK 73756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☑ No ☐
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2005

Common Stock, $.25 Par Value	26,243,919 shares

Oceaneering International, Inc.
Form 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands)

	June 30,	Dec. 31,
	2005	2004
ASSETS

Current Assets:
Cash and cash equivalents	$34,398	$16,781
Accounts receivable, net of allowance for doubtful accounts of $115 and $2,763	215,344	206,122
Prepaid expenses and other	80,495	53,973

Total Current Assets	330,237	276,876

Property and Equipment, at cost	806,828	785,669
Less: accumulated depreciation	405,785	384,615

Net Property and Equipment	401,043	401,054

Goodwill	84,041	62,977
Investments in unconsolidated affiliates	61,330	55,615
Other	37,037	23,142

TOTAL ASSETS	$913,688	$819,664

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$50,298	$47,397
Accrued liabilities	124,275	112,477
Income taxes payable	10,624	10,798

Total Current Liabilities	185,197	170,672

Long-term Debt	190,589	142,172
Other Long-term Liabilities	55,323	52,383
Commitments and Contingencies
Shareholders’ Equity	482,579	454,437

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$913,688	$819,664

The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(in thousands, except per share amounts)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenue	$235,970	$194,653	$446,707	$361,281
Cost of services and products	195,403	161,784	372,937	302,778

Gross margin	40,567	32,869	73,770	58,503
Selling, general and administrative expenses	19,907	16,038	38,617	32,715

Income from operations	20,660	16,831	35,153	25,788
Interest income	93	67	154	122
Interest expense	(2,221)	(2,168)	(4,415)	(4,262)
Equity earnings of unconsolidated affiliates, net	3,956	2,320	8,048	3,456
Other income (expense), net	260	(263)	230	(886)

Income before income taxes	22,748	16,787	39,170	24,218
Provision for income taxes	8,075	5,875	13,905	8,476

Net Income	$14,673	$10,912	$25,265	$15,742

Basic Earnings per Share	$0.57	$0.44	$0.98	$0.64

Diluted Earnings per Share	$0.55	$0.43	$0.95	$0.62

Weighted average number of common shares	25,866	24,764	25,810	24,621
Incremental shares from stock options and restricted stock	716	825	736	862
Weighted average number of common shares and equivalents	26,582	25,589	26,546	25,483
The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	For the Six Months Ended
	June 30,
	2005	2004
Cash Flows from Operating Activities:

Net Income	$25,265	$15,742

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36,190	31,962
Noncash compensation and other	820	3,427
Undistributed earnings of unconsolidated affiliates	(6,976)	(2,412)
Increase (decrease) in cash from:
Accounts receivable	(2,768)	(36,024)
Prepaid expenses and other current assets	(19,544)	(1,896)
Other assets	(102)	(245)
Current liabilities	8,045	17,284
Other long-term liabilities	2,940	(1,713)

Total adjustments to net income	18,605	10,383

Net Cash Provided by Operating Activities	43,870	26,125

Cash Flows from Investing Activities:
Business acquisitions, net of cash acquired	(42,634)	(49,477)
Purchases of property and equipment and other	(39,745)	(35,706)

Net Cash Used in Investing Activities	(82,379)	(85,183)

Cash Flows from Financing Activities:
Net proceeds (payments) on revolving credit and other long-term debt, net of expenses	48,417	39,807
Proceeds from issuance of common stock	7,709	15,987

Net Cash Provided by Financing Activities	56,126	55,794

Net Increase (Decrease) in Cash and Cash Equivalents	17,617	(3,264)

Cash and Cash Equivalents — Beginning of Period	16,781	18,396

Cash and Cash Equivalents — End of Period	$34,398	$15,132

The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1.	Basis of Presentation and Significant Accounting Policies

We have prepared these unaudited consolidated financial statements pursuant to instructions for the quarterly report on Form 10-Q required to be filed with the Securities and Exchange Commission. These financial statements do not include all information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles. These financial statements reflect all adjustments that we believe are necessary to present fairly our financial position at June 30, 2005 and our results of operations and cash flows for the periods presented. All such adjustments are of a normal and recurring nature. The financial statements should be read in conjunction with the consolidated financial statements and related notes included in our annual report on Form 10-K for the year ended December 31, 2004. The results for interim periods are not necessarily indicative of annual results.

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

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(in thousands, except per share amounts)
Net Income:
As reported	$14,673	$10,912	$25,265	$15,742
Employee stock-based compensation included in net income, net of income tax benefit	1,412	2,414	2,457	4,002
Pro forma compensation expense determined under fair value methods for all awards, net of income tax benefit	(2,389)	(3,529)	(4,414)	(6,622)

Pro forma	$13,696	$9,797	$23,308	$13,122

Reported earnings per common share:
Basic	$0.57	$0.44	$0.98	$0.64

Diluted	$0.55	$0.43	$0.95	$0.62

Pro forma earnings per common share:
Basic	$0.53	$0.40	$0.90	$0.53

Diluted	$0.52	$0.38	$0.88	$0.51

For purposes of these pro forma disclosures, we estimate the fair value of each option grant as of the date of grant using a Black-Scholes option pricing model. The estimated fair value of the options is amortized to pro forma expense over the expected average lives of the options.

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payments (“SFAS 123R”). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized over their vesting periods in the income statement based on their estimated fair values. SFAS 123R was to be effective for all public entities in the first interim or annual reporting period beginning after June 15, 2005. In April 2005, however, the Securities and Exchange Commission adopted a rule that defers the required effective date of SFAS 123R for registrants such as us until the beginning of the first fiscal year that starts after June 15, 2005. This statement applies to all awards granted after the required effective date and to awards modified, repurchased or canceled after that date, as well as the unvested portion of awards granted prior to the effective date of SFAS 123R. Although we have not completed our analysis of the impact of SFAS 123R, we believe the pro forma expenses for the three- and six-month periods ended June 30, 2005 provide reasonable approximations of the stock-based compensation expense that would have been recorded in our consolidated statements of income under SFAS 123R. However, this estimate may increase or decrease materially once we complete our analysis of the impact of SFAS 123R.

2.	Investments in Unconsolidated Affiliates

Our investments in unconsolidated affiliates consisted of the following:

	June 30,	Dec. 31,
	2005	2004
	(in thousands)
Medusa Spar LLC	$57,062	$49,987
Smit-Oceaneering Cable Systems LLC	2,921	3,192
Other	1,347	2,436

Total	$61,330	$55,615

We own a 50% equity interest in Medusa Spar LLC. Medusa Spar LLC owns a 75% interest in a production spar platform. Medusa Spar LLC’s revenue is derived from processing oil and gas production for a fee based on the volumes processed through the platform (“throughput”). The majority working interest owner of the Medusa field, the spar’s initial location, has committed to deliver a minimum throughput, which we expect will generate sufficient revenue to repay Medusa Spar LLC’s bank debt. Medusa Spar LLC financed its acquisition of its 75% interest in the production spar platform using approximately 50% debt and 50% equity from its equity holders. Our maximum exposure to loss from our investment in Medusa Spar LLC is our current carrying value of $57.1 million. Medusa Spar LLC is a variable interest entity. As we are not the primary beneficiary under FIN 46, Consolidation of Variable Interest Entities, we are accounting for our investment in Medusa Spar LLC under the equity method of accounting. Equity earnings from Medusa Spar LLC reflected in our financial statements are after amortization of our initial acquisition costs.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(in thousands)
Medusa Spar LLC
Condensed Statements of Operations
Revenue	$10,995	$8,347	$22,128	$13,843
Depreciation	(2,370)	(2,370)	(4,739)	(4,739)
General and administrative	(35)	(16)	(51)	(32)
Interest	(609)	(830)	(1,261)	(1,668)

Net Income	$7,981	$5,131	$16,077	$7,404

Equity earnings reflected in our financial statements	$3,840	$2,503	$7,849	$3,640

3.	Prepaid Expenses and Other Current Assets

Our prepaid expenses and other current assets consisted of the following:

	June 30,	Dec. 31,
	2005	2004
	(in thousands)
Spare parts for remotely operated vehicles	$22,055	$14,595
Inventories, primarily raw materials	35,998	19,208
Deferred taxes	13,296	11,996
Other	9,146	8,174

Total	$80,495	$53,973

Inventory is stated at the lower of cost or market. We determine cost using the weighted-average method.

4.	Debt

Our long-term debt consisted of the following:

	June 30,	Dec. 31,
	2005	2004
	(in thousands)
6.72% Senior Notes	$100,000	$100,000
Revolving credit facility	90,000	41,000
Other	589	1,172

Total	$190,589	$142,172

Scheduled maturities of our long-term debt as of June 30, 2005 were as follows:

	6.72%	Revolving
	Notes	Credit	Other	Total
	(in thousands)
Remainder of 2005	$—	$—	$589	$589
2006	20,000	—	—	20,000
2007	20,000	—	—	20,000
2008	20,000	90,000	—	110,000
2009	20,000	—	—	20,000
Thereafter	20,000	—	—	20,000

Total	$100,000	$90,000	$589	$190,589

Maturities through June 30, 2006 are not classified as current as of June 30, 2005, since we can extend the maturity by reborrowing under the revolving credit facility with a maturity date after one year. We capitalized interest charges of $64,000 in the three- and six-month periods ended June 30, 2005 and $45,000 of interest charges in the three- and six-month periods ended June 30, 2004 as part of construction-in-progress.

5.	Shareholders’ Equity and Comprehensive Income

Our shareholders’ equity consisted of the following:

	June 30,	Dec. 31,
	2005	2004
	(in thousands)
Common Stock, par value $0.25; 90,000,000 shares authorized; 26,130,619 and 25,820,236 shares issued	$6,533	$6,455
Additional paid-in capital	157,517	146,403
Retained earnings	310,616	285,351
Other comprehensive income	7,913	16,228

Total	$482,579	$454,437

Comprehensive income is the total of net income and all nonowner changes in equity. The amounts of comprehensive income for the periods indicated are as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(in thousands)
Net Income per Consolidated Statements of Income	$14,673	$10,912	$25,265	$15,742
Foreign Currency Translation Gains (Losses)	(5,194)	(1,387)	(9,317)	16
Change in Minimum Pension Liability Adjustment, net of tax	14	—	641	(81)
Change in Fair Value of Hedge, net of tax	(170)	—	361	—

Total	$9,323	$9,525	$16,950	$15,677

Amounts comprising other elements of comprehensive income in Shareholders’ Equity are as follows:

	June 30,	Dec. 31,
	2005	2004
	(in thousands)
Accumulated Net Foreign Currency Translation Adjustments	$9,243	$18,560
Minimum Pension Liability Adjustment	(1,691)	(2,332)
Fair Value of Hedge	361	—

Total	$7,913	$16,228

6.	Income Taxes

During interim periods, we provide for income taxes at our estimated annual effective tax rate, 35.5% for 2005, using assumptions as to (1) earnings and other factors that would affect the tax calculation for the remainder of the year and (2) the operations of foreign branches and subsidiaries that are subject to local income and withholding taxes.

We paid cash taxes of $12.2 million and $11.3 million for the six-month periods ended June 30, 2005 and 2004, respectively.

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

There are no differences in the basis of segmentation or in the basis of measurement of segment profit or loss from those used in our consolidated financial statements for the year ended December 31, 2004. The following summarizes certain financial data by business segment:

	For the Three Months Ended			For the Six Months Ended
	June 30,	June 30,	Mar. 31,	June 30,	June 30,
	2005	2004	2005	2005	2004
	(in thousands)
Revenue
Oil and Gas
ROVs	$75,607	$55,081	$67,616	$143,223	$101,486
Subsea Products	49,038	36,525	40,678	89,716	69,851
Subsea Projects	23,464	16,423	24,478	47,942	28,906
Mobile Offshore Production Systems	12,747	13,128	11,363	24,110	25,895
Inspection	43,463	40,207	36,932	80,395	72,106

Total Oil and Gas	204,319	161,364	181,067	385,386	298,244
Advanced Technologies	31,651	33,289	29,670	61,321	63,037

Total	$235,970	$194,653	$210,737	$446,707	$361,281

Gross Margins
Oil and Gas
ROVs	$21,041	$14,648	$16,715	$37,756	$25,501
Subsea Products	5,787	6,676	2,559	8,346	12,373
Subsea Projects	4,233	2,023	4,950	9,183	3,499
Mobile Offshore Production Systems	4,559	4,426	4,348	8,907	8,960
Inspection	7,133	5,337	4,436	11,569	8,257

Total Oil and Gas	42,753	33,110	33,008	75,761	58,590
Advanced Technologies	6,495	6,469	5,914	12,409	11,966
Unallocated Expenses	(8,681)	(6,710)	(5,719)	(14,400)	(12,053)

Total	$40,567	$32,869	$33,203	$73,770	$58,503

Operating Income
Oil and Gas
ROVs	$17,501	$12,102	$13,081	$30,582	$20,667
Subsea Products	428	2,934	(2,143)	(1,715)	4,959
Subsea Projects	2,962	721	3,806	6,768	1,087
Mobile Offshore Production Systems	4,068	3,974	3,929	7,997	8,012
Inspection	3,393	2,555	1,234	4,627	2,653

Total Oil and Gas	28,352	22,286	19,907	48,259	37,378
Advanced Technologies	4,353	4,398	3,976	8,329	8,099
Unallocated Expenses	(12,045)	(9,853)	(9,390)	(21,435)	(19,689)

Total	$20,660	$16,831	$14,493	$35,153	$25,788

8.	Business Acquisitions

On June 30, 2005, we acquired Grayloc Products, an oil and gas industry supplier of high performance clamp connectors used in production manifold, flowline, and valve installations, for $42 million. Grayloc’s results will be included in our Subsea Products segment.

In September 2004, we acquired 10 work class ROVs, related equipment and business in North and South America from Fugro N.V. for approximately $17 million.
We are accounting for these business acquisitions using the purchase method of accounting, with the purchase price being allocated to the assets and liabilities acquired based on their fair market values at the respective dates of acquisition. We have made the purchase price allocations based on information currently available to us, and the allocations are subject to change when we obtain final asset and liability valuations. These acquisitions were not material. As a result, we have not included pro forma information in this report. The results of the business acquired are included in our consolidated statement of income from the respective dates of acquisition.

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
Executive Overview
We generate over 80% of our revenue from our services and products provided to the oil and gas industry. Our second quarter net income was higher than any previous quarter in our history. This was attributable to higher profit contributions from ROV, Subsea Projects and Inspection segments and our equity interest in Medusa Spar LLC.
Compared to the first quarter of 2005, quarterly net income increased primarily due to improved performances from our ROV, Subsea Products and Inspection segments. For the second half of the year, we expect continued improvement led by our ROV and Subsea Products segments.
Critical Accounting Policies and Estimates
For information about our Critical Accounting Policies and Estimates, please refer to the discussion in our annual report on Form 10-K for the year ended December 31, 2004 under the heading “Critical Accounting Policies and Estimates” in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operation.
Liquidity and Capital Resources
We consider our liquidity and capital resources adequate to support our operations and capital commitments. At June 30, 2005, we had working capital of $145 million, including $34 million of cash and cash equivalents. Additionally, we had $160 million of borrowing capacity available under our revolving credit facility.
Our capital expenditures were $84 million during the six months ended June 30, 2005, as compared to $85 million during the corresponding period of last year. Capital expenditures in the current year consisted primarily of the acquisition of Grayloc Products, as well as additions and upgrades to our ROV fleet to expand the fleet and replace older units we retired. Prior-year capital expenditures consisted primarily of the acquisition of the drill support ROV business of Stolt Offshore S.A. and expenditures related to our new umbilical facility in Panama City, Florida.
We had no material contractual commitments for capital expenditures at June 30, 2005. We project incurring $4 to $6 million of additional capital expenditures to complete the installation of our Panama City umbilical plant equipment. We will also invest $20 million to build 12 new ROVs by the end of 2005, increasing our fleet size to approximately 180 work class vehicles. Three of these vehicles were in service by the end of June. We are currently implementing a new business management system, which we implemented for our U.S. operations in July 2005 and which we anticipate will be phased into our foreign locations starting in 2006.
At June 30, 2005, we had long-term debt of $191 million and a 28% debt-to-total capitalization ratio. We have $100 million of Senior Notes outstanding, to be repaid from 2006 through 2010, and $90 million outstanding under our $250 million revolving credit facility that expires in January 2008. The revolving credit facility has short-term interest rates that float with market rates, plus applicable spreads. We have not guaranteed any debt not reflected on our consolidated balance sheet and do not have any off balance sheet arrangements as defined by SEC rules.
In the six-month period ended June 30, 2005, our cash and cash equivalents increased $18 million. We generated $44 million in cash from operating activities, used $82 million of cash in investing activities and obtained $56 million of cash from financing activities. The cash used in investing activities was used primarily for the capital expenditures described above and the cash obtained from financing activities was used, along with a substantial portion of the cash provided by operating activities, to pay for those capital expenditures and to finance an increase in working capital of $39 million. The primary increases in working capital were higher inventories in anticipation of increased Subsea Products sales and spare parts for ROVs necessitated by more units and higher utilization levels.
In September 2002, our Board of Directors authorized us to repurchase up to 3,000,000 shares of our common stock, subject to a $75 million aggregate purchase price limitation. Under this plan, we have repurchased an aggregate of 897,800 shares of common stock to date, at a total cost of $20 million. We have reissued all of those shares as contributions to our 401(k) plan or in connection with exercises of stock options. Although we have not made any such repurchases since April 2003, we may from time to time effect additional repurchases in accordance with the terms of the Board authorization, which remains in effect.
Results of Operations
We operate in six business segments. The segments are contained within two businesses ¯ services and products provided to the oil and gas industry (“Oil and Gas”) and all other services and products (“Advanced Technologies”). Our unallocated expenses are those not associated with a specific business segment.
Consolidated revenue and margin information is as follows:

	For the Three Months Ended			For the Six Months Ended
	June 30,	June 30,	Mar. 31,	June 30,	June 30,
	2005	2004	2005	2005	2004
	(dollars in thousands)
Revenue	$235,970	$194,653	$210,737	$446,707	$361,281
Gross margin	40,567	32,869	33,203	73,770	58,503
Operating margin	20,660	16,831	14,493	35,153	25,788
Gross margin %	17%	17%	16%	17%	16%
Operating margin %	9%	9%	7%	8%	7%
We generate a material amount of our consolidated revenue from contracts for marine services and inspection services in the Gulf of Mexico and North Sea, which are usually more active from April through November compared to the rest of the year. In the first six months of 2005, Subsea Projects had higher-than-normal revenues due to inspection and repair work made necessary in the Gulf of Mexico by Hurricane Ivan. Revenues in our Mobile Offshore Production Systems, Subsea Products and Advanced Technologies segments are generally not seasonal.

Oil and Gas
The table that follows sets forth our revenues and gross margins for our Oil and Gas business for the periods indicated.

	For the Three Months Ended			For the Six Months Ended
	June 30,	June 30,	Mar. 31,	June 30,	June 30,
	2005	2004	2005	2005	2004
	(dollars in thousands)
Remotely Operated Vehicles
Revenue	$75,607	$55,081	$67,616	$143,223	$101,486
Gross margin	21,041	14,648	16,715	37,756	25,501
Gross margin %	28%	27%	25%	26%	25%
Operating margin	17,501	12,102	13,081	30,582	20,667
Operating margin %	23%	22%	19%	21%	20%
Utilization %	81%	67%	77%	79%	68%

Subsea Products
Revenue	49,038	36,525	40,678	89,716	69,851
Gross margin	5,787	6,676	2,559	8,346	12,373
Gross margin %	12%	18%	6%	9%	18%
Operating margin	428	2,934	(2,143)	(1,715)	4,959
Operating margin %	1%	8%	-5%	-2%	7%

Subsea Projects
Revenue	23,464	16,423	24,478	47,942	28,906
Gross margin	4,233	2,023	4,950	9,183	3,499
Gross margin %	18%	12%	20%	19%	12%
Operating margin	2,962	721	3,806	6,768	1,087
Operating margin %	13%	4%	16%	14%	4%

Mobile Offshore Production Systems
Revenue	12,747	13,128	11,363	24,110	25,895
Gross margin	4,559	4,426	4,348	8,907	8,960
Gross margin %	36%	34%	38%	37%	35%
Operating margin	4,068	3,974	3,929	7,997	8,012
Operating margin %	32%	30%	35%	33%	31%

Inspection
Revenue	43,463	40,207	36,932	80,395	72,106
Gross margin	7,133	5,337	4,436	11,569	8,257
Gross margin %	16%	13%	12%	14%	11%
Operating margin	3,393	2,555	1,234	4,627	2,653
Operating margin %	8%	6%	3%	6%	4%

Total Oil and Gas
Revenue	$204,319	$161,364	$181,067	$385,386	$298,244
Gross margin	42,753	33,110	33,008	75,761	58,590
Gross margin %	21%	21%	18%	20%	20%
Operating margin	28,352	22,286	19,907	48,259	37,378
Operating margin %	14%	14%	11%	13%	13%
Our ROV segment revenues reflect the utilization percentages of the respective periods and increased capacity from the acquisition of 34 ROVs from Stolt Offshore S.A. in February 2004 and 10 ROVs from Fugro N.V. in September 2004. Gross margins improved over the previous quarter and the corresponding quarter of the prior year due to an increase in days on hire with an 81% fleet utilization and higher average revenue per day of ROV utilization. The improvement over the first quarter of 2005 was also partially attributable to the high repair and maintenance expense and mobilization costs incurred in putting several systems to work in the first quarter of 2005. As compared to 2004, for 2005 we expect a higher profit contribution from our ROV business segment due to increases of our fleet size and pricing.
During the quarter ended June 30, 2005, our Subsea Products gross margin decreased from the corresponding quarter of the prior year. The profit decline was attributable to the start-up difficulties incurred at the new Panama City umbilical plant. We determined the Panama City planetary cabling machine underrollers were inadequately designed. Consequently, we now anticipate we will not be able to manufacture steel tube umbilicals at this plant until sometime around the end of 2005. As compared to the first quarter, Subsea Products gross margin and operating income improved due to our Oceaneering Intervention Engineering operations, particularly on sales of subsea valves and ROV tooling. Mainly as a result of the difficulties experienced in beginning manufacturing operations at our Panama City plant, we expect our Subsea Products profit contribution for 2005 to be comparable to that achieved in 2004.
For our Subsea Projects segment, we experienced a significant revenue and gross margin increase compared to the corresponding quarter of the prior year due to a continuation of the Hurricane Ivan repair work in the Gulf of Mexico. Revenues and gross margin were comparable to the preceding quarter, which also benefited from the Hurricane Ivan work. We believe our Subsea Projects segment results in 2005 will be higher than those achieved in 2004.
Our Mobile Offshore Production Systems gross margins were flat for all periods presented, as our three main assets were working under the same contracts as in 2004. We expect margins to continue at about the same levels through the remainder of 2005. We expect the dayrate we receive on the Ocean Legend will decline starting mid-May 2006, assuming that our customer exercises its fixed-price renewal option to continue to lease the unit beyond the initial five-year term.
Compared to the corresponding period of 2004 and the immediately preceding quarter, our Inspection revenues and gross margins increased as a result of our efforts to provide more value-added services and to reduce our operating expenses. Although we expect lower quarterly results in the remainder of the year than those we achieved in the second quarter of 2005, we expect higher revenue and an improvement in margins for the full-year 2005 as compared to 2004, as a result of the same efforts.
Advanced Technologies
Revenue and gross margin information is as follows:

	For the Three Months Ended			For the Six Months Ended
	June 30,	June 30,	Mar. 31,	June 30,	June 30,
	2005	2004	2005	2005	2004
	(dollars in thousands)
Revenue	$31,651	$33,289	$29,670	$61,321	$63,037
Gross margin	6,495	6,469	5,914	12,409	11,966
Gross margin %	21%	19%	20%	20%	19%
Operating margin	4,353	4,398	3,976	8,329	8,099
Operating margin %	14%	13%	13%	14%	13%
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

	For the Three Months Ended			For the Six Months Ended
	June 30,	June 30,	Mar. 31,	June 30,	June 30,
	2005	2004	2005	2005	2004
	(dollars in thousands)
Gross margin expenses	$(8,681)	$(6,710)	$(5,719)	$(14,400)	$(12,053)
% of revenue	4%	3%	3%	3%	3%
Operating expenses	(12,045)	(9,853)	(9,390)	(21,435)	(19,689)
% of revenue	5%	5%	4%	5%	5%
Unallocated operating expenses in the six months ended June 30, 2004 included $1.8 million of accumulated transaction costs related to a terminated acquisition effort in the first quarter of 2004.
Other
The table that follows sets forth our significant financial statement items below the income from operations line.

	For the Three Months Ended			For the Six Months Ended
	June 30,	June 30,	Mar. 31,	June 30,	June 30,
	2005	2004	2005	2005	2004
	(in thousands)
Interest income	$93	$67	$61	$154	$122
Interest expense, net of amounts capitalized	(2,221)	(2,168)	(2,194)	(4,415)	(4,262)
Equity earnings of unconsolidated affiliates, net	3,956	2,320	4,092	8,048	3,456
Other income (expense), net	260	(263)	(30)	230	(886)
Provision for income taxes	8,075	5,875	5,830	13,905	8,476
The amounts of equity earnings (losses) of unconsolidated affiliates are as follows:

	For the Three Months Ended			For the Six Months Ended
	June 30,	June 30,	Mar. 31,	June 30,	June 30,
	2005	2004	2005	2005	2004
	(in thousands)
Medusa Spar LLC	$3,840	$2,503	$4,009	$7,849	$3,640
Smit-Oceaneering Cable Systems, L.L.C.	116	(468)	45	161	(640)
Other	—	285	38	38	456

Total	$3,956	$2,320	$4,092	$8,048	$3,456

We own a 50% equity interest in Medusa Spar LLC, which owns a 75% interest in the Medusa Spar production platform in the Gulf of Mexico. Medusa Spar LLC earns revenue on a tariff basis on oil and gas production throughput processed by the spar from the Medusa field and surrounding dedicated blocks. The increases in earnings of Medusa Spar LLC from each of the corresponding periods of the prior year were due to a full quarter of production from the initial six Medusa wells. The decrease in earnings from the immediately preceding quarter was attributable to the natural decline in production from the initial six Medusa wells. This decrease was, however, partially offset by the tieback of Medusa North completed in April. We expect that the quarterly profit contribution from this operation will continue to decline as increases in production throughput of Medusa North and Ulysses, which was tied back in June 2005, are expected to only partially offset the natural production decline from the initial six Medusa field wells.
We own 50% of Smit-Oceaneering Cable Systems, L.L.C., a telecommunications cable laying and maintenance venture. Due to the current condition of the telecommunications market, the single vessel owned by the venture has been marketed for oilfield and other uses since 2004. In the fourth quarter of 2004, we recognized $1.9 million of pre-tax impairments related to the venture. In March 2005, we purchased the cable laying and maintenance equipment from the venture at a price equal to its adjusted book value.
In February 2005, we purchased 51% of Pro-Dive Oceaneering Co., a venture that operated our ROVs in Canada, from our partner in that venture. We now own 100% of this company, so the results of its operations from the acquisition date are included in our consolidated financial statements.
Interest expense for the three-month period ended June 30, 2005 increased compared to the corresponding period in the prior year due to higher average debt levels. We have borrowed funds under our credit facility to fund business acquisitions, including Grayloc Products in 2005, the ROV drill support business of Stolt Offshore S.A. and Fugro N.V. in 2004 and OIS International Inspection plc in 2003. Prior to that time, we have also incurred debt to fund equipment purchases, including the Ocean Legend and equipment in connection with the expansion of Subsea Products production capacity.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are currently exposed to certain market risks arising from transactions we have entered into in the normal course of business. These risks relate to interest rate changes and fluctuations in foreign exchange rates. We do not believe these risks are material. We have not entered into any market risk-sensitive instruments for trading purposes. We manage our exposure to interest rate changes through the use of a combination of fixed and floating rate debt. See note 4 of notes to the consolidated financial statements contained in this report and note 4 of notes to consolidated financial statements contained in our annual report on Form 10-K for the year ended December 31, 2004 for a description of our long-term debt agreements, interest rates and maturities. We believe that significant interest rate changes will not have a material near-term impact on our future earnings or cash flows. Because we operate in various oil and gas exploration and production regions in the world, we conduct a portion of our business in currencies other than the U.S. dollar. The functional currency for many of our international operations is the applicable local currency. We manage our exposure to changes in foreign exchange rates primarily through arranging compensation in U.S. dollars or freely convertible currency and, to the extent possible, by limiting compensation received in other currencies to amounts necessary to meet obligations denominated in those currencies. We use the exchange rates in effect as of the balance sheet date to translate assets and liabilities as to which the functional currency is the local currency, resulting in translation adjustments that we reflect as accumulated other comprehensive income or loss in the shareholders’ equity section of our consolidated balance sheets. We recorded a $9.3 million adjustment to our equity accounts for the six-month period ended June 30, 2005 to reflect the net impact of the strengthening of the U.S. dollar against various foreign currencies for locations where the functional currency is not the U.S. dollar.
Our Subsea Products business in Brazil conducts much of its operations in U.S. dollars, which is its functional currency. Our foreign currency gains (losses) related to Brazil were $546,000 and $(413,000) for the three-month periods ended June 30, 2005 and 2004, respectively, and $502,000 and $(499,000) for the six-month periods ended June 30, 2005 and 2004, respectively.
Item 4. Controls and Procedures.
In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2005 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
There has been no change in our internal control over financial reporting that occurred during the three months ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
We are currently implementing a new business management system, which we started using for our U.S. operations in July 2005 and which will be phased into our foreign locations starting in 2006. We are taking the necessary steps to monitor and maintain appropriate internal controls during the implementations.

PART II — OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders.
(a)	Oceaneering International, Inc. held its Annual Meeting of Shareholders on May 10, 2005. The following matters were voted upon at the Annual Meeting, with the voting results as follows:
(1)	Election of Class I Directors.

Nominee	Shares Voted For	Shares With Votes Withheld
T. J. Collins	23,726,922	910,883
D. Michael Hughes	22,718,172	1,919,633
Messrs. Jerold J. DesRoche, David S. Hooker, John R. Huff and Harris J. Pappas also continued as directors immediately following the Annual Meeting.

(2)	Approval of the 2005 Incentive Plan of Oceaneering International, Inc.

Shares Voted For	Shares Voted Against	Shares Abstaining
18,726,854	4,618,134	17,109
(3)	Ratification of the appointment of Ernst & Young LLP as independent auditors for Oceaneering.

Shares Voted For	Shares Voted Against	Shares Abstaining
24,420,666	205,261	11,878
Item 6. Exhibits.

Registration
		or File	Form or	Report	Exhibit
		Number	Report	Date	Number
*3.01	Restated Certificate of Incorporation	1-10945	10-K	Dec. 2000	3.01

*3.02	Amended and Restated By-Laws	1-10945	10-K	Dec. 2002	3.02

31.01	Rule 13a-14(a)/15d-14(a) Certification by John R. Huff, Chief Executive Officer

31.02	Rule 13a-14(a)/15d-14(a) Certification by Marvin J. Migura, Chief Financial Officer

32.01	Section 1350 Certification by John R. Huff, Chief Executive Officer

32.02	Section 1350 Certification by Marvin J. Migura, Chief Financial Officer

*	Indicates exhibit previously filed with the Securities and Exchange Commission as indicated and incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OCEANEERING INTERNATIONAL, INC. (Registrant)

Date: August 5, 2005	By:	/S/ JOHN R. HUFF

John R. Huff Chairman and Chief Executive Officer

Date: August 5, 2005	By:	/S/ MARVIN J. MIGURA

Marvin J. Migura
Senior Vice President and Chief Financial Officer

Date: August 5, 2005	By:	/S/ JOHN L. ZACHARY

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