Form 10-Q
period 2005-09-30
OCEANEERING INTERNATIONAL INC
filed 2005-11-08
CIK 73756

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _________
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 2, 2005

Common Stock, $.25 Par Value	26,721,544 shares

Oceaneering International, Inc.
Form 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands)

	Sept. 30,	Dec. 31,
	2005	2004
ASSETS

Current Assets:
Cash and cash equivalents	$35,833	$16,781
Accounts receivable, net of allowance for doubtful accounts of $107 and $2,763	237,886	206,122
Prepaid expenses and other	87,821	53,973

Total Current Assets	361,540	276,876

Property and Equipment, at cost	826,586	785,669
Less: Accumulated Depreciation	422,674	384,615

Net Property and Equipment	403,912	401,054

Goodwill	85,563	62,977
Investments in Unconsolidated Affiliates	62,446	55,615
Other	37,408	23,142

TOTAL ASSETS	$950,869	$819,664

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$55,340	$47,397
Accrued liabilities	134,244	112,477
Income taxes payable	15,061	10,798

Total Current Liabilities	204,645	170,672

Long-term Debt	175,295	142,172
Other Long-term Liabilities	53,578	52,383
Commitments and Contingencies
Shareholders’ Equity	517,351	454,437

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$950,869	$819,664

The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(in thousands, except per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenue	$263,111	$192,862	$709,818	$554,143

Cost of services and products	213,777	158,657	586,714	461,435

Gross margin	49,334	34,205	123,104	92,708

Selling, general and administrative expenses	20,999	15,486	59,616	48,201

Income from operations	28,335	18,719	63,488	44,507

Interest income	181	767	335	889

Interest expense	(2,655)	(2,141)	(7,070)	(6,403)

Equity earnings of unconsolidated affiliates, net	1,829	2,480	9,877	5,936

Other income (expense), net	(225)	(61)	5	(947)

Income before income taxes	27,465	19,764	66,635	43,982

Provision for income taxes	9,751	6,918	23,656	15,394

Net Income	$17,714	$12,846	$42,979	$28,588

Basic Earnings per Share	$0.67	$0.51	$1.66	$1.15

Diluted Earnings per Share	$0.66	$0.50	$1.61	$1.12

Weighted average number of common shares	26,287	25,153	25,969	24,798

Incremental shares from stock options and restricted stock	634	718	702	814

Weighted average number of common shares and equivalents	26,921	25,871	26,671	25,612
The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	For the Nine Months Ended
	September 30,
	2005	2004
Cash Flows from Operating Activities:

Net Income	$42,979	$28,588

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	54,873	48,446
Noncash compensation and other	1,358	5,916
Undistributed earnings of unconsolidated affiliates	(8,071)	(3,697)
Increase (decrease) in cash from:
Accounts receivable	(25,310)	(33,934)
Prepaid expenses and other current assets	(26,870)	(3,162)
Other assets	(11,700)	(1,209)
Current liabilities	31,530	20,861
Other long-term liabilities	1,196	(1,187)

Total adjustments to net income	17,006	32,034

Net Cash Provided by Operating Activities	59,985	60,622

Cash Flows from Investing Activities:
Business acquisitions, net of cash acquired	(62,922)	(66,324)
Purchases of property and equipment and other	(31,713)	(55,139)

Net Cash Used in Investing Activities	(94,635)	(121,463)

Cash Flows from Financing Activities:
Net proceeds of revolving credit and other long-term debt, net of expenses	33,123	43,518
Proceeds from issuance of common stock	20,579	25,218

Net Cash Provided by Financing Activities	53,702	68,736

Net Increase in Cash and Cash Equivalents	19,052	7,895

Cash and Cash Equivalents — Beginning of Period	16,781	18,396

Cash and Cash Equivalents — End of Period	$35,833	$26,291

The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1.	Basis of Presentation and Significant Accounting Policies

We have prepared these unaudited consolidated financial statements pursuant to instructions for the quarterly report on Form 10-Q required to be filed with the Securities and Exchange Commission. These financial statements do not include all information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles. These financial statements reflect all adjustments that we believe are necessary to present fairly our financial position at September 30, 2005 and our results of operations and cash flows for the periods presented. All such adjustments are of a normal and recurring nature. The financial statements should be read in conjunction with the consolidated financial statements and related notes included in our annual report on Form 10-K for the year ended December 31, 2004. The results for interim periods are not necessarily indicative of annual results.

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

Stock-Based Compensation

We use the intrinsic value method of accounting established by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, to account for our stock-based compensation programs. Accordingly, we do not recognize any compensation expense when the exercise price of an employee stock option is equal to the market price per share of our common stock on the grant date. The following illustrates the pro forma effect on net income and earnings per share if we had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(in thousands, except per share amounts)
Net Income:
As reported	$17,714	$12,846	$42,979	$28,588
Employee stock-based compensation included in net income, net of income tax benefit	2,756	1,529	5,213	5,531
Pro forma compensation expense determined under fair value methods for all awards, net of income tax benefit	(3,289)	(2,567)	(7,703)	(9,189)

Pro forma	$17,181	$11,808	$40,489	$24,930

Reported earnings per common share:
Basic	$0.67	$0.51	$1.66	$1.15

Diluted	$0.66	$0.50	$1.61	$1.12

Pro forma earnings per common share:
Basic	$0.65	$0.47	$1.56	$1.01

Diluted	$0.64	$0.46	$1.52	$0.97

For purposes of these pro forma disclosures, we estimate the fair value of each option grant as of the date of grant using a Black-Scholes option pricing model. The estimated fair value of the options is amortized to pro forma expense over the expected average lives of the options.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), Share-Based Payments (“SFAS 123R”). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized over their vesting periods in the income statement based on their estimated fair values. SFAS 123R was to be effective for all public entities in the first interim or annual reporting period beginning after June 15, 2005. In April 2005, however, the Securities and Exchange Commission adopted a rule that defers the required effective date of SFAS 123R for registrants such as us until the beginning of the first fiscal year that starts after June 15, 2005. This statement applies to all awards granted after the required effective date and to awards modified, repurchased or canceled after that date, as well as the unvested portion of awards granted prior to the effective date of SFAS 123R. Although we have not completed our analysis of the impact of SFAS 123R, we believe the pro forma expenses for the three- and nine-month periods ended September 30, 2005 provide reasonable approximations of the stock-based compensation expense that would have been recorded in our consolidated statements of income under SFAS 123R. However, this estimate may increase or decrease materially once we complete our analysis of the impact of SFAS 123R.

2.	Investments in Unconsolidated Affiliates

Our investments in unconsolidated affiliates consisted of the following:

	Sept. 30,	Dec. 31,
	2005	2004
	(in thousands)
Medusa Spar LLC	$58,207	$49,987
Smit-Oceaneering Cable Systems LLC	2,891	3,192
Other	1,348	2,436

Total	$62,446	$55,615

We own a 50% equity interest in Medusa Spar LLC. Medusa Spar LLC owns a 75% interest in a production spar platform, which is currently located at the site of the Medusa field in the Gulf of Mexico. Medusa Spar LLC’s revenue is derived from processing oil and gas production for a fee based on the volumes processed through the platform (“throughput”). The majority working interest owner of the Medusa field has committed to deliver a minimum throughput, which we expect will generate sufficient revenue to repay Medusa Spar LLC’s bank debt. Medusa Spar LLC financed its acquisition of its 75% interest in the production spar platform using approximately 50% debt and 50% equity from its equity holders. We believe our maximum exposure to loss from our investment in Medusa Spar LLC is our current carrying value of $58.2 million. Medusa Spar LLC is a variable interest entity. As we are not the primary beneficiary under FASB Interpretation Number 46, Consolidation of Variable Interest Entities, we are accounting for our investment in Medusa Spar LLC under the equity method of accounting. Equity earnings from Medusa Spar LLC reflected in our financial statements are after amortization of our initial acquisition costs.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(in thousands)
Medusa Spar LLC
Condensed Statements of Operations
Revenue	$6,717	$7,594	$28,845	$21,437
Depreciation	(2,369)	(2,369)	(7,108)	(7,108)
General and administrative	(16)	(47)	(67)	(79)
Interest	(528)	(780)	(1,789)	(2,448)

Net Income	$3,804	$4,398	$19,881	$11,802

Equity earnings reflected in our financial statements	$1,880	$2,178	$9,729	$5,818

3.	Prepaid Expenses and Other Current Assets

Our prepaid expenses and other current assets consisted of the following:

	Sept. 30,	Dec. 31,
	2005	2004
	(in thousands)
Spare parts for remotely operated vehicles	$30,914	$14,595
Inventories, primarily raw materials	34,893	19,208
Deferred taxes	11,257	11,996
Other	10,757	8,174

Total	$87,821	$53,973

Inventory is stated at the lower of cost or market. We determine cost using the weighted-average method.

4.	Debt

Our long-term debt consisted of the following:

	Sept. 30,	Dec. 31,
	2005	2004
	(in thousands)
6.72% Senior Notes	$100,000	$100,000
Revolving credit facility	75,000	41,000
Other	295	1,172

Total	$175,295	$142,172

Scheduled maturities of our long-term debt as of September 30, 2005 were as follows:

	6.72%	Revolving
	Notes	Credit	Other	Total
	(in thousands)
Remainder of 2005	$—	$—	$295	$295
2006	20,000	—	—	20,000
2007	20,000	—	—	20,000
2008	20,000	75,000	—	95,000
2009	20,000	—	—	20,000
Thereafter	20,000	—	—	20,000

Total	$100,000	$75,000	$295	$175,295

Maturities through September 30, 2006 are not classified as current as of September 30, 2005, since we can extend the maturity by reborrowing under the revolving credit facility with a maturity date after one year. We capitalized interest charges of $65,000 and $129,000 in the three- and nine-month periods ended September 30, 2005 and $81,000 and $126,000 of interest charges in the three- and nine-month periods ended September 30, 2004 as part of construction-in-progress.

5.	Shareholders’ Equity and Comprehensive Income

Our shareholders’ equity consisted of the following:

	Sept. 30,	Dec. 31,
	2005	2004
	(in thousands)
Common Stock, par value $0.25;
90,000,000 shares authorized; 26,688,269 and 25,820,236 shares issued	$6,672	$6,455
Additional paid-in capital	175,301	146,403
Retained earnings	328,330	285,351
Other comprehensive income	7,048	16,228

Total	$517,351	$454,437

Comprehensive income is the total of net income and all nonowner changes in equity. The amounts of comprehensive income for the periods indicated are as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(in thousands)
Net Income per Consolidated Statements of Income	$17,714	$12,846	$42,979	$28,588
Foreign Currency Translation Gains (Losses)	675	1,422	(8,642)	1,438
Change in Minimum Pension Liability Adjustment, net of tax	(1,678)	136	(1,037)	55
Change in Fair Value of Hedge, net of tax	138	—	499	—

Total	$16,849	$14,404	$33,799	$30,081

Amounts comprising other elements of comprehensive income in Shareholders’ Equity are as follows:

	Sept. 30,	Dec. 31,
	2005	2004
	(in thousands)
Accumulated Net Foreign Currency Translation Adjustments	$9,918	$18,560
Minimum Pension Liability Adjustment	(3,369)	(2,332)
Fair Value of Hedge	499	—

Total	$7,048	$16,228

6.	Income Taxes

During interim periods, we provide for income taxes at our estimated annual effective tax rate, 35.5% for 2005, using assumptions as to (1) earnings and other factors that would affect the tax calculation for the remainder of the year and (2) the operations of foreign branches and subsidiaries that are subject to local income and withholding taxes.

We paid cash taxes of $18.7 million and $19.5 million for the nine-month periods ended September 30, 2005 and 2004, respectively.

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
There are no differences in the basis of segmentation or in the basis of measurement of segment profit or loss from those used in our consolidated financial statements for the year ended December 31, 2004. The following summarizes certain financial data by business segment:

	For the Three Months Ended			For the Nine Months Ended
	Sept. 30,	Sept. 30,	June 30,	Sept. 30,	Sept. 30,
	2005	2004	2005	2005	2004
			(in thousands)
Revenue
Oil and Gas
ROVs	$85,749	$56,546	$75,607	$228,972	$158,032
Subsea Products	65,430	37,162	49,038	155,146	107,013
Subsea Projects	30,023	15,278	23,464	77,965	44,184
Mobile Offshore Production Systems	12,898	11,613	12,747	37,008	37,508
Inspection	39,972	37,719	43,463	120,367	109,825

Total Oil and Gas	234,072	158,318	204,319	619,458	456,562
Advanced Technologies	29,039	34,544	31,651	90,360	97,581

Total	$263,111	$192,862	$235,970	$709,818	$554,143

Gross Margins
Oil and Gas
ROVs	$27,948	$16,407	$21,041	$65,704	$41,908
Subsea Products	10,522	5,612	5,787	18,868	17,985
Subsea Projects	8,327	2,406	4,233	17,510	5,905
Mobile Offshore Production Systems	4,323	4,536	4,559	13,230	13,496
Inspection	6,058	4,883	7,133	17,627	13,140

Total Oil and Gas	57,178	33,844	42,753	132,939	92,434
Advanced Technologies	4,636	6,682	6,495	17,045	18,648
Unallocated Expenses	(12,480)	(6,321)	(8,681)	(26,880)	(18,374)

Total	$49,334	$34,205	$40,567	$123,104	$92,708

Operating Income
Oil and Gas
ROVs	$24,061	$13,692	$17,501	$54,643	$34,359
Subsea Products	4,020	2,002	428	2,305	6,961
Subsea Projects	7,176	1,238	2,962	13,944	2,325
Mobile Offshore Production Systems	4,019	4,076	4,068	12,016	12,088
Inspection	3,085	1,887	3,393	7,712	4,540

Total Oil and Gas	42,361	22,895	28,352	90,620	60,273
Advanced Technologies	2,779	4,975	4,353	11,108	13,074
Unallocated Expenses	(16,805)	(9,151)	(12,045)	(38,240)	(28,840)

Total	$28,335	$18,719	$20,660	$63,488	$44,507

We generate a material amount of our consolidated revenue from contracts for marine services and inspection services in the Gulf of Mexico and North Sea, which are usually more active from April through November compared to the rest of the year. In the first nine months of 2005, Subsea Projects had higher-than-normal revenues due to inspection and repair work made necessary in the Gulf of Mexico by Hurricane Ivan. Inspection and repair work made necessary by Hurricane Katrina also contributed to the increase in the third quarter. Revenues in our Mobile Offshore Production Systems, Subsea Products and Advanced Technologies segments are generally not seasonal.

8.	Business Acquisition

On June 30, 2005, we acquired Grayloc Products, L.L.C., an oil and gas industry supplier of high performance clamp connectors used in production manifold, flowline and valve installations, for $42 million. Grayloc Products’ results are included in our Subsea Products segment.

We are accounting for this business acquisition using the purchase method of accounting, with the purchase price being allocated to the assets and liabilities acquired based on their fair market values at the date of acquisition. Goodwill associated with this acquisition as of September 30, 2005 is $23 million. We have made the purchase price allocations based on information currently available to us, and the allocations are subject to change when we obtain final asset and liability valuations. This acquisition was not material. As a result, we have not included pro forma information in this report. The results of the business acquired are included in our consolidated statements of income from the date of acquisition.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
All statements in this quarterly report on Form 10-Q, other than statements of historical facts, including, without limitation, statements regarding our expectations about 2005 net income and segment results, our plans for future operations, our expectations about the profit contribution from our investment in Medusa Spar LLC, our expectations regarding inspection and repair work for the remainder of 2005 and in 2006 made necessary by Hurricanes Katrina and Rita and industry conditions, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to various risks, uncertainties and assumptions, including those we have referred to under the headings “Business — Risks and Insurance” and “Cautionary Statement Concerning Forward-Looking Statements” in Part I of our annual report on Form 10-K for the year ended December 31, 2004. Although we believe that the expectations reflected in such forward-looking statements are reasonable, because of the inherent limitations in the forecasting process, as well as the relatively volatile nature of the industries in which we operate, we can give no assurance that those expectations will prove to be correct. Accordingly, evaluation of our future prospects must be made with caution when relying on forward-looking information.
This section should be read in conjunction with the Management’s Discussion and Analysis included in our annual report on Form 10-K for the year ended December 31, 2004.
Executive Overview
We generate over 80% of our revenue from our services and products provided to the oil and gas industry. Our third quarter net income was higher than any previous quarter in our history. Compared to the second quarter of 2005, quarterly net income increased primarily due to improved performances from our ROV, Subsea Products and Subsea Projects segments.
For the fourth quarter of 2005, we anticipate overall net income to be comparable to that of the third quarter, with an improvement in our Subsea Products results, expected to be offset by seasonal declines in our ROV and Inspection results and lower equity earnings from our Medusa Spar LLC investment.
Critical Accounting Policies and Estimates
For information about our Critical Accounting Policies and Estimates, please refer to the discussion in our annual report on Form 10-K for the year ended December 31, 2004 under the heading “Critical Accounting Policies and Estimates” in Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operation.
Liquidity and Capital Resources
We consider our liquidity and capital resources adequate to support our operations and capital commitments. At September 30, 2005, we had working capital of $157 million, including $36 million of cash and cash equivalents. Additionally, we had $175 million of borrowing capacity available under our revolving credit facility.
Our capital expenditures were $96 million during the nine months ended September 30, 2005, as compared to $122 million during the corresponding period of last year. Capital expenditures in the current year consisted primarily of the acquisition of Grayloc Products, L.L.C., as well as additions and upgrades to our ROV fleet to expand the fleet and replace older units we retired. Prior-year capital expenditures consisted primarily of the acquisition of the drill support ROV business of Stolt Offshore S.A., the acquisition of 10 ROVs and related equipment from Fugro N.V. and expenditures related to our new umbilical facility in Panama City, Florida.
We had no material contractual commitments for capital expenditures at September 30, 2005. We project incurring $4 million to $6 million of additional capital expenditures to complete the installation of our Panama City umbilical plant equipment. We are in the process of investing $42 million to build 21 new ROVs by the middle of 2006, which will increase our fleet size to approximately 190 work-class vehicles. Six of these vehicles were in service by the end of September 2005. We added a total of eight vehicles to our fleet during the quarter ended September 30, 2005. The eight vehicles consisted of three of the 21 announced new systems, the acquisition of four used units and the refurbishment of a previously retired unit.
At September 30, 2005, we had long-term debt of $175 million and a 25% debt-to-total capitalization ratio. We have $100 million of Senior Notes outstanding, to be repaid from 2006 through 2010, and $75 million outstanding under our $250 million revolving credit facility that expires in January 2008. The revolving credit facility has short-term interest rates that float with market rates, plus applicable spreads. We have not guaranteed any debt not reflected on our consolidated balance sheet and do not have any off-balance sheet arrangements as defined by SEC rules.
In the nine-month period ended September 30, 2005, our cash and cash equivalents increased $19 million. We generated $60 million in cash from operating activities, used $95 million of cash in investing activities and obtained $54 million of cash from financing activities. The cash used in investing activities was used primarily for the capital expenditures described above, and the cash obtained from financing activities was used, along with a substantial portion of the cash provided by operating activities, to pay for those capital expenditures and to finance an increase in working capital of $51 million. The increase in working capital was the result of higher accounts receivable from higher revenue, and higher inventories in anticipation of increased Subsea Products sales and spare parts for ROVs necessitated by more units and higher utilization levels.
In September 2002, our Board of Directors authorized us to repurchase up to 3,000,000 shares of our common stock, subject to a $75 million aggregate purchase price limitation. Under this plan, we have repurchased an aggregate of 897,800 shares of common stock to date, at a total cost of $20 million. We have reissued all of those shares as contributions to our 401(k) plan or in connection with exercises of stock options. Although we have not made any such repurchases since April 2003, we may from time to time effect additional repurchases in accordance with the terms of the Board’s authorization, which remains in effect.
Results of Operations
We operate in six business segments. The segments are contained within two businesses — services and products provided to the oil and gas industry (“Oil and Gas”) and all other services and products (“Advanced Technologies”). Our unallocated expenses are those not associated with a specific business segment.
Consolidated revenue and margin information is as follows:

	For the Three Months Ended			For the Nine Months Ended
	Sept. 30,	Sept. 30,	June 30,	Sept. 30,	Sept. 30,
	2005	2004	2005	2005	2004
	(dollars in thousands)
Revenue	$263,111	$192,862	$235,970	$709,818	$554,143
Gross margin	49,334	34,205	40,567	123,104	92,708
Operating margin	28,335	18,719	20,660	63,488	44,507
Gross margin %	19%	18%	17%	17%	17%
Operating margin %	11%	10%	9%	9%	8%
We generate a material amount of our consolidated revenue from contracts for marine services and inspection services in the Gulf of Mexico and North Sea, which are usually more active from April through November compared to the rest of the year. In the first nine months of 2005, Subsea Projects had higher-than-normal revenues due to inspection and repair work made necessary in the Gulf of Mexico by Hurricane Ivan.   Inspection and repair work made necessary by Hurricane Katrina also contributed to the increase in the third quarter. In the remainder of 2005 and for 2006, we expect our Subsea Projects and ROV segments to benefit from inspection and repair work made necessary by Hurricanes Katrina and Rita. Revenues in our Mobile Offshore Production Systems, Subsea Products and Advanced Technologies segments are generally not seasonal.

Oil and Gas
The table that follows sets forth our revenues and margins for our Oil and Gas business for the periods indicated.

	For the Three Months Ended			For the Nine Months Ended
	Sept. 30,	Sept. 30,	June 30,	Sept. 30,	Sept. 30,
	2005	2004	2005	2005	2004
	(dollars in thousands)
Remotely Operated Vehicles
Revenue	$85,749	$56,546	$75,607	$228,972	$158,032
Gross margin	27,948	16,407	21,041	65,704	41,908
Gross margin %	33%	29%	28%	29%	27%
Operating margin	24,061	13,692	17,501	54,643	34,359
Operating margin %	28%	24%	23%	24%	22%
Utilization %	88%	69%	81%	82%	68%

Subsea Products
Revenue	65,430	37,162	49,038	155,146	107,013
Gross margin	10,522	5,612	5,787	18,868	17,985
Gross margin %	16%	15%	12%	12%	17%
Operating margin	4,020	2,002	428	2,305	6,961
Operating margin %	6%	5%	1%	1%	7%

Subsea Projects
Revenue	30,023	15,278	23,464	77,965	44,184
Gross margin	8,327	2,406	4,233	17,510	5,905
Gross margin %	28%	16%	18%	22%	13%
Operating margin	7,176	1,238	2,962	13,944	2,325
Operating margin %	24%	8%	13%	18%	5%

Mobile Offshore Production Systems
Revenue	12,898	11,613	12,747	37,008	37,508
Gross margin	4,323	4,536	4,559	13,230	13,496
Gross margin %	34%	39%	36%	36%	36%
Operating margin	4,019	4,076	4,068	12,016	12,088
Operating margin %	31%	35%	32%	32%	32%

Inspection
Revenue	39,972	37,719	43,463	120,367	109,825
Gross margin	6,058	4,883	7,133	17,627	13,140
Gross margin %	15%	13%	16%	15%	12%
Operating margin	3,085	1,887	3,393	7,712	4,540
Operating margin %	8%	5%	8%	6%	4%

Total Oil and Gas
Revenue	$234,072	$158,318	$204,319	$619,458	$456,562
Gross margin	57,178	33,844	42,753	132,939	92,434
Gross margin %	24%	21%	21%	21%	20%
Operating margin	42,361	22,895	28,352	90,620	60,273
Operating margin %	18%	14%	14%	15%	13%
Our ROV segment revenues reflect the utilization percentages of the respective periods and increased capacity from the acquisition of 34 ROVs from Stolt Offshore S.A. in February 2004 and 10 ROVs from Fugro N.V. in September 2004. Gross margins improved over the previous quarter and the corresponding quarter of the prior year due to an increase in days on hire with an 88% fleet utilization. We also had a higher average revenue per day of ROV utilization in the three- and nine-month periods ending September 30, 2005 as compared to those ending September 30, 2004. As compared to 2004, for 2005 we expect a higher profit contribution from our ROV business segment due to increases of our fleet size, fleet utilization and pricing. We expect our fourth quarter ROV operating income to decline slightly from that of the third quarter as a result of normal winter seasonality.
As compared to the quarter ended June 30, 2005, Subsea Products gross margin and operating income improved due to the benefit of the Grayloc Products acquisition at the end of the second quarter and better results from our umbilical manufacturing operations. Compared to the quarter and year-to-date periods ended September 30, 2004, profitability improved due to our Oceaneering Intervention Engineering operations, largely as the result of the Grayloc acquisition and higher ROV tooling and rental service sales. Mainly as a result of the difficulties experienced in beginning manufacturing operations at our Panama City plant, we expect our Subsea Products profit contribution for 2005 to be comparable to that achieved in 2004. We now anticipate we will be able to manufacture steel tube umbilicals at this plant in the first quarter of 2006, with our first deliveries to customers in the second quarter of 2006. We expect our fourth quarter Subsea Products results to improve over those of the third quarter on better umbilical manufacturing results, particularly from thermoplastic umbilical sales from our Brazil and Panama City plants.
For our Subsea Projects segment, we experienced a significant revenue and gross margin increase compared to the prior quarter and the corresponding quarter of the prior year due to an escalation in demand for our inspection, maintenance and repair services on the deepwater infrastructure in the Gulf of Mexico and inspection work related to Hurricane Katrina in 2005. We believe our Subsea Projects segment results for the full-year 2005 will be higher than those achieved in 2004 as the hurricane inspection and repair work continues. We expect a slight decline in our fourth quarter Subsea Projects results from those of the third quarter as a result of normal winter seasonality.
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
Compared to the corresponding period of 2004, our Inspection revenues and gross margins increased as a result of our efforts to provide more value-added services and to reduce our operating expenses. Inspection revenues and margins declined from the prior quarter as we completed several large jobs in the first half of the year. Although we expect lower fourth quarter results than those we achieved in the third quarter of 2005 due to seasonality, we expect higher revenue and an improvement in margins for the full-year 2005 as compared to 2004, as a result of our operational improvements.
Advanced Technologies
Revenue and margin information is as follows:

	For the Three Months Ended			For the Nine Months Ended
	Sept. 30,	Sept. 30,	June 30,	Sept. 30,	Sept. 30,
	2005	2004	2005	2005	2004
	(dollars in thousands)
Revenue	$29,039	$34,544	$31,651	$90,360	$97,581
Gross margin	4,636	6,682	6,495	17,045	18,648
Gross margin %	16%	19%	21%	19%	19%
Operating margin	2,779	4,975	4,353	11,108	13,074
Operating margin %	10%	14%	14%	12%	13%
Advanced Technologies revenues and gross margins declined in the three- and nine-month periods ended September 30, 2005 due to lower demand. We anticipate our fourth quarter 2005 results to be comparable to those achieved in the third quarter.
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
The table that follows sets out our unallocated expenses for the periods indicated.

	For the Three Months Ended			For the Nine Months Ended
	Sept. 30,	Sept. 30,	June 30,	Sept. 30,	Sept. 30,
	2005	2004	2005	2005	2004
	(dollars in thousands)
Gross margin expenses	$(12,480)	$(6,321)	$(8,681)	$(26,880)	$(18,374)
% of revenue	5%	3%	4%	4%	3%
Operating expenses	(16,805)	(9,151)	(12,045)	(38,240)	(28,840)
% of revenue	6%	5%	5%	5%	5%
Higher compensation expenses related to incentive plans due to our anticipated higher earnings level for 2005 and our higher stock price were the principal causes of the increases in the periods ended September 30, 2005 over the prior periods presented. Unallocated operating expenses in the nine months ended September 30, 2004 included $1.8 million of accumulated transaction costs related to a terminated acquisition effort in the first quarter of 2004.
Other
The table that follows sets forth our significant financial statement items below the income from operations line.

	For the Three Months Ended			For the Nine Months Ended
	Sept. 30,	Sept. 30,	June 30,	Sept. 30,	Sept. 30,
	2005	2004	2005	2005	2004
	(in thousands)
Interest income	$181	$767	$93	$335	$889
Interest expense, net of amounts capitalized	(2,655)	(2,141)	(2,221)	(7,070)	(6,403)
Equity earnings of unconsolidated affiliates, net	1,829	2,480	3,956	9,877	5,936
Other income (expense), net	(225)	(61)	260	5	(947)
Provision for income taxes	9,751	6,918	8,075	23,656	15,394
The amounts of equity earnings (losses) of unconsolidated affiliates are as follows:

	For the Three Months Ended			For the Nine Months Ended
	Sept. 30,	Sept. 30,	June 30,	Sept. 30,	Sept. 30,
	2005	2004	2005	2005	2004
	(in thousands)
Medusa Spar LLC	$1,880	$2,178	$3,840	$9,729	$5,818
Smit-Oceaneering Cable Systems, L.L.C.	(51)	(49)	116	110	(689)
Other	—	351	—	38	807

Total	$1,829	$2,480	$3,956	$9,877	$5,936

We own a 50% equity interest in Medusa Spar LLC, which owns a 75% interest in the Medusa Spar production platform in the Gulf of Mexico. Medusa Spar LLC earns revenue on a tariff basis on oil and gas production throughput processed by the spar from the Medusa field and surrounding dedicated blocks. The decrease in earnings from the immediately preceding quarter was attributable to a suspension of production from the spar in late August as a result of Hurricane Katrina, and production did not resume through the end of the quarter. The spar itself sustained minor damage, but transportation facilities owned and operated by third parties downstream of the platform have been closed to production from damage caused by Hurricane Katrina. We believe there will be minimal production throughput for the platform for the rest of 2005 and cannot predict when full production will resume.
We own 50% of Smit-Oceaneering Cable Systems, L.L.C., a telecommunications cable-laying and maintenance venture. Due to the current condition of the telecommunications market, the single vessel owned by the venture has been marketed for oilfield and other uses since 2004. In the fourth quarter of 2004, we recognized $1.9 million of pre-tax impairments related to the venture. In March 2005, we purchased the cable-laying and maintenance equipment from the venture at a price equal to its adjusted book value. We have a letter of intent to purchase the vessel and expect to close the purchase in early 2006. This purchase will effectively wind-up the venture. We do not anticipate a material impact on our net income from the wind-up of the venture.
In February 2005, we purchased 51% of Pro-Dive Oceaneering Co., a venture that operated our ROVs in Canada, from our partner in that venture. We now own 100% of this company, so the results of its operations from the acquisition date are included in our consolidated financial statements.
Interest expense for the three-month period ended September 30, 2005 increased compared to the corresponding period in the prior year due to higher average debt levels. We have recently borrowed funds under our credit facility to fund business acquisitions, including Grayloc Products in 2005, and the ROV drill support businesses of Stolt Offshore S.A. and Fugro N.V. in 2004.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are currently exposed to certain market risks arising from transactions we have entered into in the normal course of business. These risks relate to interest rate changes and fluctuations in foreign exchange rates. We do not believe these risks are material. We have not entered into any market risk-sensitive instruments for trading purposes. We manage our exposure to interest rate changes through the use of a combination of fixed and floating rate debt. See note 4 of notes to the consolidated financial statements contained in this report and note 4 of notes to consolidated financial statements contained in our annual report on Form 10-K for the year ended December 31, 2004 for a description of our long-term debt agreements, interest rates and maturities. We believe that significant interest rate changes will not have a material near-term impact on our future earnings or cash flows. Because we operate in various oil and gas exploration and production regions in the world, we conduct a portion of our business in currencies other than the U.S. dollar. The functional currency for many of our international operations is the applicable local currency. We manage our exposure to changes in foreign exchange rates primarily through arranging compensation in U.S. dollars or freely convertible currency and, to the extent possible, by limiting compensation received in other currencies to amounts necessary to meet obligations denominated in those currencies. We use the exchange rates in effect as of the balance sheet date to translate assets and liabilities as to which the functional currency is the local currency, resulting in translation adjustments that we reflect as accumulated other comprehensive income or loss in the shareholders’ equity section of our consolidated balance sheets. We recorded a $8.6 million adjustment to our equity accounts for the nine-month period ended September 30, 2005 to reflect the net impact of the strengthening of the U.S. dollar against various foreign currencies for locations where the functional currency is not the U.S. dollar.
Our Subsea Products business in Brazil conducts much of its operations in U.S. dollars, which is its functional currency. Our foreign currency gains (losses) related to Brazil were $(49,000) and $503,000 for the three-month periods ended September 30, 2005 and 2004, respectively, and $453,000 and $2,000 for the nine-month periods ended September 30, 2005 and 2004, respectively.
Item 4. Controls and Procedures.
In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2005 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
There has been no change in our internal control over financial reporting that occurred during the three months ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
We are currently implementing a new business management system, which we started using for our U.S. operations in July 2005 and which will be phased into our foreign locations starting in 2006. We are taking the necessary steps to monitor and maintain appropriate internal controls during the implementation.

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

OCEANEERING INTERNATIONAL, INC. (Registrant)
Date: November 8, 2005	By:	/S/ JOHN R. HUFF
John R. Huff
Chairman and Chief Executive Officer

Date: November 8, 2005	By:	/S/ MARVIN J. MIGURA
Marvin J. Migura
Senior Vice President and Chief Financial Officer

Date: November 8, 2005	By:	/S/ JOHN L. ZACHARY
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