Form 10-K
period 2005-12-31
OCEANEERING INTERNATIONAL INC
filed 2006-03-14
CIK 73756

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 1-10945
OCEANEERING INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	95-2628227
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11911 FM 529 Houston, Texas (Address of principal executive offices)	77041 (Zip Code)

Registrant’s telephone number, including area code:	(713) 329-4500
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.25 par value	New York Stock Exchange

Rights to Purchase Series B Junior Participating Preferred Stock (currently traded with Common Stock)	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑, No ☐.
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐, No ☑.
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑, No ☐.
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑      Accelerated filer ☐       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐, No ☑.
Aggregate market value of the voting stock held by nonaffiliates of the registrant computed by reference to the closing price of $38.65 of the Common Stock on the New York Stock Exchange as of June 30, 2005, the last business day of the registrant’s most recently completed second quarter: $995,354,000
Number of shares of Common Stock outstanding at March 3, 2006: 26,827,369
Documents Incorporated by Reference:
Portions of the proxy statement relating to the registrant’s 2006 annual meeting of shareholders, to be filed on or before April 30, 2006 pursuant to Regulation 14A of the Securities Exchange Act of 1934, are incorporated by reference to the extent set forth in Part III, Items 10-14 of this report.

Oceaneering International, Inc.
Form 10-K

PART I

ITEM 1.	BUSINESS.
GENERAL DEVELOPMENT OF BUSINESS
Oceaneering International, Inc. is an advanced applied technology company that provides a comprehensive range of integrated technical services and hardware to customers who operate in harsh environments, such as underwater, space and other hazardous areas. Oceaneering was organized in 1969 out of the combination of three diving service companies founded in the early 1960s. Since our establishment, we have concentrated on the development and marketing of underwater services and products requiring the use of advanced deepwater technology. We are one of the world’s largest underwater services contractors. We provide most of our services and products to the oil and gas industry. These include remotely operated vehicles, mobile offshore production systems, built-to-order specialty hardware, engineering and project management, subsea intervention services, nondestructive testing and inspection, and manned diving. We have locations in the U.S. and 19 other countries. Our international operations, principally in the North Sea, West Africa, Brazil, Australia and Asia, accounted for approximately 59% of our revenue, or $588 million, for the year ended December 31, 2005.
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
ROVs. Prior to 1996, we purchased most of our ROVs, which are submersible vehicles operated from the surface and widely used in the offshore oil and gas industry. However, in response to increased demand for more powerful systems operating in deeper water, we expanded our capabilities and established an in-house facility to design and build ROVs to meet the continued expansion of our ROV fleet. This facility was established and became fully operational in January 1998. We have built over 100 ROV systems, and we are producing all our new ROVs in-house. For the past few years leading into 2005, other than for units we have purchased from other ROV operators, we had kept the number of our work-class ROVs at a constant level and built new systems for replacement and upgrade of our existing fleet. In the first quarter of 2004, we completed the acquisition of 34 additional work-class ROVs and related business operations from Stolt Offshore S.A. In September 2004, we acquired 10 work-class ROVs and related equipment and business operations in North and South America from Fugro N.V. In 2005, in response to increased demand in the deepwater market, we added 16 ROVs, 13 that we built and three that we purchased from another company, and retired nine older ROVs. We plan to add at least 12 more ROVs in 2006.
Subsea Products. Through our Oceaneering Multiflex division, we provide subsea hydraulic and electrohydraulic umbilicals. Offshore operators use umbilicals to, among other things, control subsea wellhead hydrocarbon flow rates. We entered this market in March 1994 through our purchase of the operating subsidiaries of Multiflex International Inc. During 1998, we constructed an umbilical plant in Brazil and relocated, modernized and increased the capabilities, including the production of steel tube umbilicals, of our umbilical manufacturing facility in Scotland. Both facilities began operations in the first half of 1999. During 2004, we moved our U.S. facility to a new location, which has added capacity and the capability of producing steel tube umbilicals, and added steel tube capability to our plant in Brazil. We expect to start production of our first steel tube umbilicals from our U.S. facility in the first quarter of 2006.
In 2003, we purchased Rotator AS, a designer and manufacturer of subsea control valves, topside control valves, subsea chemical injection valves and specialty control panels. In 2005, we acquired Grayloc Products, L.L.C. and subsidiary (together, “Grayloc”), an oil and gas industry supplier of high performance clamp connectors used in production manifold, flowline and valve installations.
Mobile Offshore Production Systems. We own three operating mobile offshore production systems:

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
Subsea Projects. Our Subsea Projects segment consists of our subsea installation, maintenance and repair services utilizing our Gulf of Mexico vessels, including our Ocean Intervention class vessels, the Ocean Intervention and the Ocean Intervention II, which went into service in 1998 and 2000, respectively, and our specialized diving group. The Ocean Intervention class vessels are equipped with thrusters that allow them to be dynamically positioned, which means the vessels can maintain a constant position at a location without the use of anchors. They are used in pipeline or flowline tie-ins, pipeline crossings and subsea hardware interventions and installations. Both vessels can carry and install significant lengths of coiled tubing or umbilicals required to bring subsea well completions into production (tie-back to production facilities). We occasionally charter vessels from others to augment our fleet.
Inspection. Our Inspection segment consists of nondestructive testing and inspection services. We supply inspection services to customers required to obtain third-party inspections to satisfy contractual structural specifications, internal safety standards or regulatory requirements. In January 2003, we acquired OIS International Inspection plc. This acquisition approximately tripled the size of our Inspection services.
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
FINANCIAL INFORMATION ABOUT SEGMENTS
For financial information about our business segments, please see the table in Note 6 of the Notes to Consolidated Financial Statements in this report, which presents revenue, income from operations, depreciation and amortization expense, equity earnings (losses) of unconsolidated affiliates and capital expenditures for the years ended December 31, 2005, 2004 and 2003, and identifiable assets and goodwill by business segment as of December 31, 2005 and 2004.

DESCRIPTION OF BUSINESS
Oil and Gas
Our Oil and Gas business consists of ROVs, Subsea Products, Subsea Projects, Mobile Offshore Production Systems and Inspection.
ROVs. ROVs are submersible vehicles operated from the surface. We use our ROVs in the offshore oil and gas industry to perform a variety of underwater tasks, including drill support, installation and construction support, pipeline inspection and surveys and subsea production facility operation and maintenance. ROVs may be outfitted with manipulators, sonar, video cameras, specialized tooling packages and other equipment or features to facilitate the performance of specific underwater tasks. We use ROVs at water depths or in situations where the use of divers would be uneconomical or unfeasible. We own 175 work-class ROVs. We are the industry leader in providing ROV services on deepwater wells, which are the most technically demanding. We believe we operate the largest and most technically advanced fleet of ROVs in the world.
ROV revenue:

		Percent
		of Total
	Amount	Revenue
	(in thousands)
Year ended December 31, 2005	$315,178	32%
Year ended December 31, 2004	223,914	29%
Year ended December 31, 2003	160,359	25%
Subsea Products. We construct a variety of built-to-order specialty subsea hardware to ISO 9001 quality requirements. These products include:
•	hydraulic, electrohydraulic and chemical injection umbilicals utilizing thermoplastic hoses and steel tubes;

•	ROV tooling and work packages;

•	subsea and topside control valves;

•	subsea chemical injection valves;

•	production control equipment;

•	metal seal piping connectors; and

•	pipeline repair systems.
We market these products under the trade names Oceaneering Multiflex, Oceaneering Intervention Engineering, Oceaneering Grayloc and Oceaneering Rotator.
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

Subsea Products revenue:

		Percent
		of Total
	Amount	Revenue
	(in thousands)
Year ended December 31, 2005	$239,039	24%
Year ended December 31, 2004	160,410	20%
Year ended December 31, 2003	107,540	17%
Subsea Projects. We perform subsea intervention and hardware installation services from our multiservice vessels. These services include: subsea well tie-backs; pipeline/flowline tie-ins and repairs; pipeline crossings; umbilical and other subsea equipment installations; subsea intervention and inspection, repair and maintenance activities.
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
Subsea Projects revenue:

		Percent
		of Total
	Amount	Revenue
	(in thousands)
Year ended December 31, 2005	$121,628	12%
Year ended December 31, 2004	70,254	9%
Year ended December 31, 2003	68,796	11%
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

Mobile Offshore Production Systems revenue:

		Percent
		of Total
	Amount	Revenue
	(in thousands)
Year Ended December 31, 2005	$50,091	5%
Year Ended December 31, 2004	49,387	6%
Year Ended December 31, 2003	46,836	7%
Inspection. Through our Oceaneering Inspection division, we offer a wide range of inspection services to customers who are required to obtain third-party inspections to satisfy contractual structural specifications, internal safety standards or regulatory requirements. We provide these services principally to customers in the oil and gas, petrochemical and power generation industries. In the U.K., we provide Independent Inspection Authority services for the oil and gas industry, which includes first pass integrity evaluation and assessment and nondestructive testing services. We use a variety of technologies to perform pipeline inspections, both onshore and offshore.
Inspection revenue:

		Percent
		of Total
	Amount	Revenue
	(in thousands)
Year ended December 31, 2005	$154,857	15%
Year ended December 31, 2004	145,691	19%
Year ended December 31, 2003	136,599	21%
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
As part of our Advanced Technologies segment, Oceaneering Space Systems applies our undersea technology and experience in the space industry. We provide products and services to NASA and aerospace prime contractors in the engineering, design and fabrication of space flight hardware, including systems engineering and integration. Our product lines include extravehicular activity tools, logistics carriers, space refrigerators, robotic devices, life support systems, habitability hardware and high-temperature thermal protection systems for unmanned launch vehicles. We also operate astronaut training facilities at NASA’s Neutral Buoyancy Laboratory. These activities substantially depend on continued government funding for space programs.

Advanced Technologies revenue:

		Percent
		of Total
	Amount	Revenue
	(in thousands)
Year ended December 31, 2005	$117,750	12%
Year ended December 31, 2004	130,525	17%
Year ended December 31, 2003	119,119	19%
We have a 50% interest in a joint venture we formed with a subsidiary of Smit Internationale, N.V. The joint venture was originally formed to maintain and operate commercial cable lay and maintenance equipment. The current term of the joint venture agreement expires in March 2007. It automatically extends for five-year periods unless one of the participants gives a cancellation notice at least one year before the end of the then-current term. Due to the condition of the telecommunications market, the single vessel used in the venture has been marketed for oilfield and other uses since 2004. In March 2005, we purchased the cable lay and maintenance equipment from the venture. We have entered into a contract to purchase the vessel from the venture. Our completion of the purchase of the vessel will effectively wind-up the venture. We report our interest in this joint venture’s results in equity earnings (losses) of unconsolidated affiliates.
MARKETING
Oil and Gas. Oil and gas exploration and development expenditures fluctuate from year to year. In particular, budgetary approval for more expensive drilling and production in deepwater, an area in which we have a high degree of focus, may be postponed or suspended during periods when exploration and production companies reduce their offshore capital spending.
We market our ROVs, Subsea Products, Subsea Projects and Inspection services and products to domestic, international and foreign national oil and gas companies engaged in offshore exploration, development and production. We also provide services and products as a subcontractor to other oilfield service companies operating as prime contractors. Customers for these services typically award contracts on a competitive-bid basis. These contracts are typically less than one year in duration, although we enter into multi-year contracts from time to time.
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
Major Customers. Our top five customers in the years ended December 31, 2005, 2004 and 2003 accounted for 22%, 23% and 26%, respectively, of our consolidated revenue. For the years ended December 31, 2005, 2004 and 2003, four of our top five customers were oil and gas exploration and production companies served by our Oil and Gas business segments. The other top-five customer was the U.S. Navy, which was served by our Advanced Technologies segment. No single customer accounted for more than 10% of our consolidated revenue in any of those three years. While we do not depend on any one customer, the loss of one of our significant customers could, at least on a short-term basis, have an adverse effect on our results of operations.
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
COMPETITION
Our businesses are highly competitive.
Oil and Gas
We are one of several companies that provide underwater services and specialty subsea hardware on a worldwide basis. We compete for contracts with companies that have worldwide operations, as well as numerous others operating locally in various areas. We believe that our ability to provide a wide range of underwater services and products, including technological applications in deeper water (greater than 1,000 feet), on a worldwide basis should enable us to compete effectively in the oilfield exploration and development market. In some cases involving projects that require less sophisticated equipment, small companies have been able to bid for contracts at prices uneconomical to us.
ROVs. We believe we are the world’s largest owner/operator of work-class ROVs employed in oil and gas related operations. We have 175 work-class ROVs. We estimate we have a market share of approximately 38%. We compete with several major companies on a worldwide basis and with numerous others operating locally in various areas. We have fewer competitors in deeper water depths, as more sophisticated equipment and technology is needed in deeper water.
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
Mobile Offshore Production Systems. Although we are one of many companies that offer leased mobile offshore production systems, we believe we are positioned to compete in this market when price is not the determining factor through our ability to identify and offer optimum solutions, supply equipment and utilize our expertise in associated subsea technology and offshore construction and operations gained through our extensive operational experience worldwide.

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
Advanced Technologies
Engineering services is a very broad market with a large number of competitors. We compete in specialized areas in which we can combine our extensive program management experience, mechanical engineering expertise and the capability to continue the development of conceptual project designs into the manufacture of prototype equipment for customers.
We also use the administrative and operational support structures of our Oil and Gas business to provide additional local support for services provided to this segment’s customers.
SEASONALITY AND BACKLOG
A material amount of our consolidated revenue is generated from contracts for marine services in the Gulf of Mexico and the North Sea, which are usually more active from April through November compared to the rest of the year. Although most of our ROVs are engaged in providing drill support services, we have increased our ROV activity in offshore construction and production field maintenance. This change will increase the level of seasonality in our ROV operations, with the low point expected to be in the first quarter of the year. Our Inspection segment’s operations remain more active from April through November as compared to the rest of the year. Revenues in our Mobile Offshore Production Systems, Subsea Products and Advanced Technologies segments are generally not seasonal.
The amounts of backlog orders we believed to be firm as of December 31, 2005 and 2004 were as follows (in millions):

	As of December 31, 2005		As of December 31, 2004
	Total	1 + yr*	Total	1 + yr*
Oil and Gas
ROVs	$405	$206	$207	$66
Subsea Products	196	34	79	4
Mobile Offshore Production Systems	51	26	90	49
Subsea Projects	35	—	21	—
Inspection	97	33	108	40

Total Oil and Gas	784	299	505	159
Advanced Technologies	53	4	54	3

Total	$837	$303	$559	$162

*	Represents amounts that were not expected to be performed within one year.
No material portion of our business is subject to renegotiation of profits or termination of contracts by the U.S. government.
PATENTS AND LICENSES
We currently hold a large number of U.S. and foreign patents and have numerous pending patent applications. We have acquired patents and licenses and granted licenses to others when we have considered it advantageous for us to do so. Although in the aggregate our patents and licenses are important to us, we do not regard any single patent or license or group of related patents or licenses as critical or essential to our business as a whole. In general, we depend on our technological capabilities and the application of know-how rather than patents and licenses in the conduct of our operations.
REGULATION
Our operations are affected from time to time and in varying degrees by foreign and domestic political developments and foreign, federal and local laws and regulations, including those relating to:
•	construction and equipping of offshore production and other marine facilities;

•	marine vessel safety;

•	protecting the environment;

•	workplace health and safety;

•	taxation of foreign earnings and earnings of expatriate personnel; and

•	currency conversions and repatriation.
In addition, our Oil and Gas business depends on the demand for our products and services from the oil and gas industry and, therefore, is affected by changing taxes, price controls and other laws and regulations relating to the oil and gas industry generally. The adoption of laws and regulations curtailing offshore exploration and development drilling for oil and gas for economic and other policy reasons would adversely affect our operations by limiting demand for our services. We cannot determine the extent to which new legislation, new regulations or changes in existing laws or regulations may affect our future operations.
Our operations and properties are subject to a wide variety of increasingly complex and stringent foreign, federal, state and local environmental laws and regulations, including those governing discharges into the air and water, the handling and disposal of solid and hazardous wastes, the remediation of soil and groundwater contaminated by hazardous substances and the health and safety of employees. Sanctions for noncompliance may include revocation of permits, corrective action orders, administrative or civil penalties and criminal prosecution. Some environmental laws provide for strict, joint and several liability for remediation of spills and other releases of hazardous substances, as well as damage to natural resources. In addition, companies may be subject to claims alleging personal injury or property damage as a result of alleged exposure to hazardous substances. These laws and regulations may also expose us to liability for the conduct of or conditions caused by others, or for our acts that were in compliance with all applicable laws at the time such acts were performed.
Environmental laws and regulations that apply to our operations include the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act (each, as amended) and similar laws that provide for responses to, and liability for, releases of hazardous substances into the environment. These laws and regulations also include similar foreign, state or local counterparts to these federal laws, which regulate air emissions, water discharges, hazardous substances and waste, and require public disclosure related to the use of various hazardous substances. Our operations are also governed by laws and regulations relating to workplace safety and worker health, primarily, in the U.S., the Occupational Safety and Health Act and regulations promulgated thereunder.
Compliance with federal, state and local provisions regulating the discharge of materials into the environment or relating to the protection of the environment has not had a material impact on our capital expenditures, earnings or competitive position. We cannot predict all of the environmental requirements or circumstances that will exist in the future but anticipate that environmental control and protection standards will become increasingly stringent and costly. Based on our experience to date, we do not currently anticipate any material adverse effect on our business or consolidated financial position as a result of future compliance with existing environmental laws and regulations. However, future events, such as changes in existing laws and regulations or their interpretation, more vigorous enforcement policies of regulatory agencies, or stricter or different interpretations of existing laws and regulations, may require additional expenditures by us, which may be material. Accordingly, there can be no assurance that we will not incur significant environmental compliance costs in the future.

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
EMPLOYEES
As of December 31, 2005, we had approximately 5,500 employees. Our workforce varies seasonally and peaks during the summer months. Approximately 6% of our employees are represented by unions. We consider our relations with our employees to be satisfactory.
FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS
For financial information about our geographic areas of operation, please see the table in Note 6 of the Notes to Consolidated Financial Statements in this report, which presents revenue and long-lived assets attributable to each of our geographic areas for the years ended December 31, 2005, 2004 and 2003.
AVAILABLE INFORMATION
Our Web site address is www.oceaneering.com. We make available through this Web site under “Investor Relations — SEC Financial Reports,” free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports and Section 16 filings by our directors and executive officers as soon as reasonably practicable after we, or our executive officers or directors, as the case may be, electronically file those materials with, or furnish those materials to, the SEC.
We have adopted, and posted on our Web site: our corporate governance guidelines; a code of ethics for our Chief Executive Officer and Senior Financial Officers; and charters for the Audit, Nominating and Corporate Governance and Compensation Committees of our Board of Directors.
EXECUTIVE OFFICERS OF THE REGISTRANT.
Executive Officers. The following information relates to our executive officers as of March 3, 2006:

			OFFICER	EMPLOYEE
NAME	AGE	POSITION	SINCE	SINCE

John R. Huff	59	Chairman of the Board and Chief Executive Officer	1986	1986

T. Jay Collins	59	President and Chief Operating Officer and Director	1993	1993

Marvin J. Migura	55	Senior Vice President and Chief Financial Officer	1995	1995

M. Kevin McEvoy	55	Senior Vice President	1990	1979

George R. Haubenreich, Jr.	58	Senior Vice President, General Counsel and Secretary	1988	1988

John L. Zachary	52	Controller and Chief	1998	1988
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
T. Jay Collins, President and Chief Operating Officer, joined Oceaneering in 1993 as Senior Vice President and Chief Financial Officer. In 1995, he was appointed Executive Vice President — Oilfield Marine Services and held that position until becoming President and Chief Operating Officer in 1998. He was elected a director of Oceaneering in March 2003.
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

ITEM 1A.	RISK FACTORS.
Investors in our company should consider the following matters, in addition to the other information we have provided in this report and the documents we incorporate by reference.
We derive most of our revenue from companies in the offshore oil and gas industry, a historically cyclical industry with levels of activity that are significantly affected by the levels and volatility of oil and gas prices.
We derive most of our revenue from customers in the offshore oil and gas exploration, development and production industry. The offshore oil and gas industry is a historically cyclical industry characterized by significant changes in the levels of exploration and development activities. Oil and gas prices, and market expectations of potential changes in those prices, significantly affect the levels of those activities. Worldwide political, economic and military events have contributed to oil and gas price volatility and are likely to continue to do so in the future. Any prolonged reduction in the overall level of offshore oil and gas exploration and development activities, whether resulting from changes in oil and gas prices or otherwise, could materially and adversely affect our financial condition and results of operations in our segments within our Oil and Gas business. Some factors that have affected and are likely to continue affecting oil and gas prices and the level of demand for our services and products include the following:
•	worldwide demand for oil and gas;

•	general economic and business conditions and industry trends;

•	the ability of the Organization of Petroleum Exporting Countries, or OPEC, to set and maintain production levels and pricing;

•	the level of production by non-OPEC countries;
•	domestic and foreign tax policy;

•	laws and governmental regulations that restrict exploration and development of oil and gas in various offshore jurisdictions;

•	rapid technological changes;

•	the political environment of oil-producing regions;

•	the price and availability of alternative fuels; and

•	overall economic conditions.
Our international operations involve additional risks not associated with domestic operations.
A significant portion of our revenue is attributable to operations in foreign countries. These activities accounted for approximately 59% of our consolidated revenue in the year ended December 31, 2005. Risks associated with our operations in foreign areas include risks of:
•	war and civil disturbances or other risks that may limit or disrupt markets;

•	expropriation, confiscation or nationalization of assets;

•	renegotiation or nullification of existing contracts;

•	foreign exchange restrictions;

•	foreign currency fluctuations;

•	foreign taxation;

•	the inability to repatriate earnings or capital;

•	changing political conditions;

•	changing foreign and domestic monetary policies;

•	social, political, military and economic situations in foreign areas where we do business and the possibilities of war, other armed conflict or terrorist attacks; and

•	regional economic downturns.

Additionally, in some jurisdictions we are subject to foreign governmental regulations favoring or requiring the awarding of contracts to local contractors or requiring foreign contractors to employ citizens of, or purchase supplies from, a particular jurisdiction. These regulations may adversely affect our ability to compete.
Our exposure to the risks we described above varies from country to country. In recent periods, political instability and civil unrest in Indonesia and West Africa and general economic downturns in Asia and Brazil have been our greatest concerns. There is a risk that a continuation or worsening of these conditions could materially and adversely impact our future business, operations, financial condition and results of operations. Of our total consolidated revenue for the year ended December 31, 2005, we generated approximately 13% from our operations in West Africa, 1% from our operations in Indonesia, 5% from our operations in Asia excluding Indonesia and 4% from our operations in Brazil.
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
Our business is affected by changes in public policy and by federal, state, local and foreign laws and regulations relating to the offshore oil and gas industry. Offshore oil and gas exploration and production operations are affected by tax, environmental, safety and other laws, by changes in those laws and changes in related administrative regulations. It is also possible that these laws and regulations may in the future add significantly to our operating costs or those of our customers or otherwise directly or indirectly affect our operations.
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
We may issue preferred stock whose terms could adversely affect the voting power or value of our common stock.
Our certificate of incorporation authorizes us to issue, without the approval of our shareholders, one or more classes or series of preferred stock having such preferences, powers and relative, participating, optional and other rights, including preferences over our common stock respecting dividends and distributions, as our board of directors may determine. The terms of one or more classes or series of preferred stock could adversely impact the voting power or value of our common stock. For example, we might grant holders of preferred stock the right to elect some number of our directors in all events or on the happening of specified events or the right to veto specified transactions. Similarly, the repurchase or redemption rights or liquidation preferences we might assign to holders of preferred stock could affect the residual value of the common stock.

Provisions in our corporate documents and Delaware law could delay or prevent a change in control of our company, even if that change would be beneficial to our shareholders.
The existence of some provisions in our corporate documents and Delaware law could delay or prevent a change in control of our company, even if that change would be beneficial to our shareholders. Our certificate of incorporation and bylaws contain provisions that may make acquiring control of our company difficult, including:
•	provisions relating to the classification, nomination and removal of our directors;

•	provisions regulating the ability of our shareholders to bring matters for action at annual meetings of our shareholders;

•	provisions requiring the approval of the holders of at least 80% of our voting stock for a broad range of business combination transactions with related persons; and

•	the authorization given to our board of directors to issue and set the terms of preferred stock.
In addition, we have adopted a shareholder rights plan that would cause extreme dilution to any person or group who attempts to acquire a significant interest in Oceaneering without advance approval of our board of directors, while the Delaware General Corporation Law would impose some restrictions on mergers and other business combinations between us and any holder of 15% or more of our outstanding common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.
None.

ITEM 2.	PROPERTIES.
See Item 1 — “Business – Description of Business – Oil and Gas” and “Business – Description of Business – Advanced Technologies” for a description of equipment and manufacturing facilities used in providing our services and products.
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

Oil and Gas. In general, our ROV, Subsea Projects and Inspection segments share facilities. Our location in Morgan City, Louisiana is the largest of these facilities and consists of ROV manufacturing and training facilities, vessel docking facilities, open and covered storage space and offices. The Morgan City facilities primarily support operations in the U.S.. We have regional support offices for our North Sea, West Africa and Southeast Asia operations in Aberdeen, Dubai and Singapore. We also have operational bases in various other locations, the most significant of which are in Norway, Australia and Nigeria.
We use workshop and office space in Houston, Texas in both our Mobile Offshore Production Systems and Subsea Products business segments. Our manufacturing facilities for our Subsea Products segment are located in or near: Panama City, Florida; Houston, Texas; Edinburgh, Scotland; Nodeland, Norway; and Rio de Janeiro, Brazil. Each of these manufacturing facilities is suitable for its intended purpose and has sufficient excess capacity to respond to increases in demand for our subsea products that may be reasonably anticipated in the foreseeable future. The Panama City, Florida facility was completed in 2004, and has since added the additional capability to produce steel tube umbilicals. We also added steel tube capability to our plant in Brazil during 2004. Operations of the mobile offshore production unit Ocean Producer are supported through our regional office in Dubai. Operations of the San Jacinto and the Ocean Legend are supported from our office in Perth, Australia.
Our principal manufacturing facilities are located on properties we own or hold under a long-term lease, expiring in 2014. The other facilities we use in our Oil and Gas business segments are on properties we lease.
Advanced Technologies. Our primary facilities for our Advanced Technologies segment are leased offices and workshops in Hanover, Maryland. We have regional support offices in Chesapeake, VA; Pearl Harbor, HI; and San Diego, CA, which support our services for the U.S. Navy. We also have a regional support office in Orlando, FL that supports our commercial theme park animation activities. We also lease facilities in Houston, Texas, which primarily support our space industry activities.
ITEM 3.  LEGAL PROCEEDINGS.
In the ordinary course of business, we are subject to actions for damages alleging personal injury under the general maritime laws of the U.S., including the Jones Act, for alleged negligence. We report actions for personal injury to our insurance carriers and believe that the settlement or disposition of those suits will not have a material adverse effect on our financial position or results of operations.
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
No matter was submitted to a vote of our security holders, through the solicitation of proxies or otherwise, during the last three months of the year ended December 31, 2005.

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
In addition, various statements this report contains, including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, are forward-looking statements. Those forward-looking statements appear in Item 1 – “Business,” Item 2 – “Properties” and Item 3 – “Legal Proceedings” in Part I of this report and in Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Item 7A – “Quantitative and Qualitative Disclosures About Market Risk” and in the Notes to Consolidated Financial Statements incorporated into Item 8 of Part II of this report and elsewhere in this report. These forward-looking statements speak only as of the date of this report, we disclaim any obligation to update these statements, and we caution you not to rely unduly on them. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks, contingencies and uncertainties relate to, among other matters, the following:
•	worldwide demand for oil and gas;

•	general economic and business conditions and industry trends;

•	the levels of oil and gas production to be processed by the Medusa field production spar platform;

•	the continued strength of the industry segments in which we are involved;

•	the increased use of subsea completions and our ability to capture associated market share;

•	decisions about offshore developments to be made by oil and gas companies;

•	the highly competitive nature of our businesses;

•	our future financial performance, including availability, terms and deployment of capital;

•	the continued availability of qualified personnel;

•	operating risks normally incident to offshore exploration, development and production operations;

•	hurricanes and other adverse weather conditions;

•	changes in, or our ability to comply with, government regulations, including those relating to the environment;

•	rapid technological changes; and

•	social, political, military and economic situations in foreign countries where we do business and the possibilities of war, other armed conflicts or terrorist attacks.
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
Oceaneering’s common stock is listed on the New York Stock Exchange under the symbol OII. We submitted to the New York Stock Exchange during 2005 a certification of our Chief Executive Officer regarding compliance with the Exchange’s corporate governance listing standards. We also included as exhibits to this annual report on Form 10-K, as filed with the SEC, the certifications of our Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002.
The following table sets out, for the periods indicated, the high and low sales prices for our common stock as reported on the New York Stock Exchange (consolidated transaction reporting system):

	2005		2004
For the quarter ended:	High	Low	High	Low
March 31	$41.47	$35.01	$36.34	$27.69
June 30	40.98	31.50	34.32	27.95
September 30	54.16	39.10	37.69	29.40
December 31	55.27	43.71	39.06	34.26
On March 3, 2006, there were 386 holders of record of our common stock. On that date, the closing sales price, as quoted on the New York Stock Exchange, was $56.38. We have not made any common stock dividend payments since 1977, and we currently have no plans to pay cash dividends. Our credit agreements contain restrictions on the payment of dividends. See Note 4 of Notes to Consolidated Financial Statements included in this report.
We did not repurchase any shares of our common stock in the fourth quarter of 2005.
EQUITY COMPENSATION PLAN INFORMATION
The following presents equity compensation plan information as of December 31, 2005:

			Number of securities
			remaining available for
			future issuance under
	Number of securities to	Weighted-average	equity compensation
	be issued upon exercise	exercise price of	plans (excluding
	of outstanding options,	outstanding options,	securities reflected in
Plan Category	warrants and rights	warrants and rights	the first column)

Equity compensation plans approved by security holders	249,250	$29.09	1,196,150
Equity compensation plans not approved by security holders	407,475	$27.04	—

Total	656,725	$27.82	1,196,150

At December 31, 2005, there were: (1) no shares of Oceaneering common stock under equity compensation plans not approved by security holders available for grant; and (2) 1,196,150 shares of Oceaneering common stock under equity compensation plans approved by security holders available for grant, in the form of stock options, stock appreciation rights or stock awards, subject to no more than a remaining 600,000 shares being used for awards other than stock options or stock appreciation rights to employees and nonemployee directors of Oceaneering. In light of the new accounting principles effective as of January 1, 2006, the Compensation Committee of our Board of Directors has expressed its intention to refrain from using stock options as a component of employee compensation for our executive officers and other employees for the foreseeable future, and the Board has expressed its intention to refrain from using stock options as a component of nonemployee director compensation for the foreseeable future. For a description of the material features of each of these plans, see Note 8 of Notes to Consolidated Financial Statements.
ITEM 6. SELECTED FINANCIAL DATA.
The following table sets forth certain selected historical consolidated financial data and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operation and our Consolidated Financial Statements and Notes included in this report. The following information may not be indicative of our future operating results.
Results of Operations:

	Year Ended December 31,
(in thousands, except per share amounts)	2005	2004	2003	2002	2001

Revenue	$998,543	$780,181	$639,249	$547,467	$524,660
Cost of services and products	819,263	648,378	528,465	433,302	424,329

Gross margin	179,280	131,803	110,784	114,165	100,331
Selling, general and administrative expense	85,211	67,939	56,787	46,462	43,733

Income from operations	$94,069	$63,864	$53,997	$67,703	$56,598

Net income	$62,680	$40,300	$29,301	$40,133	$31,322
Diluted earnings per share	2.34	1.57	1.20	1.63	1.33
Depreciation and amortization	79,613	65,619	56,963	52,341	47,906
Capital expenditures	142,269	153,184	100,370	34,552	57,661
Other Financial Data:

	As of December 31,
(in thousands, except ratios)	2005	2004	2003	2002	2001

Working capital ratio	1.77	1.62	1.69	2.01	1.70
Working capital	$171,566	$106,204	$91,793	$117,039	$84,655
Total assets	989,568	819,664	662,856	590,348	580,331
Long-term debt	174,000	142,172	122,324	117,600	170,000
Shareholders’ equity	536,118	454,437	359,375	313,865	250,216
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

Executive Overview
We generate over 85% of our revenue from our services and products provided to the oil and gas industry. In 2005, we increased revenue by 28%, led by our ROV (up 41%), Subsea Products (up 49%) and Subsea Projects (up 73%) segments. The ROV segment increase was primarily a result of increased utilization and rates, and a larger average work-class fleet size. Our Subsea Products segment revenue increased from sales of specialty products, including clamps from our Grayloc Products division, which we acquired at the end of June 2005. Our Subsea Projects vessel utilization increased to 84% from 66% in 2004, and we also spot-chartered three vessels and a barge from which we provided services. The increased Subsea Projects demand was a result of services needed after Hurricanes Ivan, Katrina and Rita. The $62.7 million net income we earned in 2005 was the highest in our history. The $22.4 million increase in 2005 results was attributable to higher profit contributions from all of our oilfield operating segments and equity income from Medusa Spar LLC.
In 2005, we completed the following acquisitions and major capital investments:
•	acquisition of Grayloc Products, L.L.C. and subsidiary (together, “Grayloc”); and

•	addition of 16 work class ROVs, including three acquired from MTQ Corporation Limited, while retiring nine older ROVs.
For 2006, we expect improved results from all of our oilfield segments, with the exception of Mobile Offshore Production Systems, as, under the terms of the customer’s renewal option, the dayrate for the Ocean Legend will decrease in May 2006.
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

	2005	2004	2003
Average number of floating rigs in use	175	154	151
ROV utilization	83%	70%	70%
We believe that growth in our Subsea Products segment will be driven by a rise in the use of subsea completions. Historically, there has been a strong correlation between the number of annual subsea tree orders and the follow on of orders for umbilicals.
The following table shows industry data and projections for worldwide subsea completion installations by decade.

Number of
Subsea
Period	Completions
1960s	68
1970s	87
1980s	426
1990s	1,092
2000s*	3,790

* industry projection
Publicly available industry baseline estimates project the global market for subsea tree orders in 2006 to be over 490 trees, up from 430 trees in 2005. Industry-wide umbilical orders in 2006 are expected to increase to around 2,400 kilometers, up from approximately 2,200 kilometers in 2005.

According to Quest Offshore Resources, Inc., the 2006 worldwide market for steel tube umbilicals is expected to grow by 350 kilometers, or 30%, led by growth in West Africa. Demand in the Gulf of Mexico (“GOM”) is forecast to continue at the record pace of approximately 500 kilometers set in 2005. The 2006 GOM outlook is for a larger number of orders, as about one-third of the GOM market in 2005 was associated with one project. With the expected March 2006 start up of a steel tube manufacturing line in our Panama City, FL umbilical plant, we should be well positioned to secure a significant part of this work.
Critical Accounting Policies and Estimates
We have based the following discussion and analysis of our financial condition and results of operations on our consolidated financial statements, which we have prepared in conformity with accounting principles generally accepted in the U.S.. These principles require us to make various estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the periods we present. We base our estimates on historical experience, available information and other assumptions we believe to be reasonable under the circumstances. On an ongoing basis, we evaluate our estimates; however, our actual results may differ from these estimates under different assumptions or conditions. The following discussion summarizes the accounting policies we believe (1) require our management’s most difficult, subjective or complex judgments and (2) are the most critical to our reporting of results of operations and financial position.
Revenue Recognition. We recognize our revenue according to the type of contract involved. On a daily basis, we recognize our billings under contracts that provide for specific time, material and equipment charges, which we bill periodically, ranging from weekly to monthly.
We account for significant fixed-price contracts, which we enter into mainly in our Subsea Products and Advanced Technologies segments, and occasionally in our Subsea Projects segment, using the percentage-of-completion method. In 2005, we accounted for 15% of our revenue using the percentage-of-completion method. In determining whether a contract should be accounted for using the percentage-of-completion method, we consider whether:
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
Long-lived Assets. We evaluate our property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be appropriate. We base these evaluations on a comparison of the assets’ fair values, which are generally based on forecasts of undiscounted cash flows associated with the assets, or fair market value of the assets, to the carrying amounts of the assets. If the carrying value of the asset is greater than the undiscounted cash flows, an impairment is recorded as the amount, if any, by which the carrying amounts exceed the fair values. Our expectations regarding future sales and undiscounted cash flows are highly subjective, cover extended periods of time and depend on a number of factors outside our control, such as changes in general economic conditions, laws and regulations. Accordingly, these expectations could differ significantly from year to year.

In 2005, we recorded $6.1 million of impairments as additional depreciation in our ROV segment. These provisions related to the retirement of four vehicles and obsolete ROV components. In 2004, our 50%-owned cable lay and maintenance joint venture recorded an impairment of $7.2 million related to some of its equipment. We also recorded an additional impairment of $0.4 million of our investment. After taking into account a deferred gain of $2.1 million we had generated upon formation of the venture, the two impairments reduced our equity earnings of unconsolidated affiliates by $1.9 million in 2004.
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
Income Taxes. Our tax provisions are based on our expected taxable income, statutory rates and tax-planning opportunities available to us in the various jurisdictions in which we operate. Determination of taxable income in any jurisdiction requires the interpretation of the related tax laws. We are at risk that a taxing authority’s final determination of our tax liabilities may differ from our interpretation. Our effective tax rate may fluctuate from year to year as our operations are conducted in different taxing jurisdictions, the amount of pre-tax income fluctuates and our estimates regarding the realizability of items such as foreign tax credits may change. In 2005, we recorded a $1.8 million reduction of income tax expense resulting from the resolution of tax contingencies related to certain foreign tax liabilities we recorded in prior years. Currently payable income tax expense represents either nonresident withholding taxes or the liabilities expected to be reflected on our income tax returns for the current year, while the net deferred tax expense or benefit represents the change in the balance of deferred tax assets or liabilities as reported on our balance sheet.
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
Liquidity and Capital Resources
We consider our liquidity and capital resources adequate to support our operations and internally generated growth initiatives. At December 31, 2005, we had working capital of $172 million, including cash of $26 million. Additionally, we had $176 million available under our revolving credit facility, which is scheduled to expire in January 2008. At December 31, 2005, our debt-to-total capitalization ratio was 25%.
We expect our operating cash flow to meet our ongoing annual cash requirements, including debt service, for the foreseeable future. Our net cash provided by operating activities was $94 million, $100 million and $95 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Our capital expenditures, including business acquisitions, for the years ended December 31, 2005, 2004 and 2003 were $142 million, $153 million and $100 million, respectively. Our capital expenditures during 2005 included the acquisition of Grayloc for $42 million and additions to our ROV fleet to replace older units we retired and to increase the number of units. Our capital expenditures during 2004 included the acquisitions of 34 work-class ROVs from Stolt Offshore S.A. and 10 work-class ROVs from Fugro N.V. These two acquisitions totaled $69 million. Our other capital expenditures in 2004 included $38 million to upgrade our umbilical plants in the U.S. and Brazil, other additions to our ROV fleet to replace older units we retired and a new diving vessel. Our capital expenditures during 2003 included the acquisitions of OIS International Inspection plc, Nauticos Corporation, Reflange, Inc. and Rotator AS. These acquisitions totaled $58 million. Our other capital expenditures in 2003 included additions to our fleet of ROVs to replace older units we retired, the start of costs to upgrade our umbilical plants in the U.S. and Brazil, and vessel upgrades.
In September 2002, our Board of Directors approved a plan to repurchase up to 3,000,000 shares of our common stock, subject to a $75 million aggregate purchase price limitation. Under this plan, we repurchased 897,800 shares of common stock through the year ended December 31, 2005, at a total cost of $20.1 million. Through December 31, 2005, we had reissued all of these shares as contributions to our 401(k) plan or for exercised stock options under our incentive plans. For a description of our incentive plans, please read Note 8 to our Consolidated Financial Statements.
We have not guaranteed any debt not reflected on our consolidated balance sheet. In December 2003, we acquired a 50% interest in Medusa Spar LLC. At formation, Medusa Spar LLC borrowed $84 million, or approximately 50% of its total capitalization, from a group of banks. The balance of the bank loan at December 31, 2005 was $47 million. The bank loan is secured by minimum throughput guarantees by the other investors in Medusa Spar LLC. We expect the minimum throughput guarantees will generate sufficient revenue for Medusa Spar LLC to repay the bank loan. We are under no obligation to provide Medusa Spar LLC or the banks with additional funds to repay the loan. The majority of the cash flow generated by Medusa Spar LLC will be used to repay the bank loan until the loan is retired. After that, the cash flow from Medusa Spar LLC will be available for distribution to the equity holders. We received $2.3 million and $1.7 million of cash distributions from Medusa Spar LLC and recognized $10.1 million and $8.2 million of equity in the earnings of Medusa Spar LLC in 2005 and 2004, respectively. Medusa Spar LLC is a variable interest entity under Financial Accounting Standards Board Interpretation No. 46(R) (“FIN No. 46(R)”). As we are not the primary beneficiary of Medusa Spar LLC, we are accounting for our investment in Medusa Spar LLC using the equity method of accounting. At December 31, 2005, our investment in Medusa Spar LLC was $57 million.
Our principal source of cash from operating activities is our net income, adjusted for the non-cash expenses of depreciation and amortization and stock compensation under our restricted stock plan. In 2005 and 2004, we received $23 million and $32 million, respectively, in cash flow from financing activities as proceeds from the sale of our common stock, primarily pursuant to the exercise of employee stock options. In 2005, our $94 million of cash provided from operating activities was net of $57 million of increases in accounts receivable and $37 million of increases in inventory and other current assets. The increases in accounts receivable is due to an increase in revenue for the fourth quarter of 2005 as compared to the fourth quarter of 2004. The increases in inventory and other current assets principally related to ROV spare parts and raw materials. The increase in ROV parts inventory partially related to equipment waiting for assembly into ROVs to be placed in service in 2006. The raw materials related to preparations for building items reflected in our Subsea Products backlog, which increased nearly 150% over the level at December 31, 2004. In 2004, our accounts receivable increased by $55 million. When we purchased the ROVs and related business operations from Stolt Offshore S.A. and Fugro N.V. in 2004, we did not acquire any related accounts receivable. Therefore, as we accumulated revenue from our operations of the ROVs, our associated accounts receivable increased.
In 2005, we used $139 million in investing activities, including $46 million related to business acquisitions, primarily Grayloc, and $56 million to modernize and add additional units and equipment to our ROV business. In 2004, we used $153 million in our investing activities, attributable to the business acquisitions and capital expenditures mentioned above. We used $143 million in 2003 in investing activities, in large part attributable to business acquisitions and our investment in Medusa Spar LLC.
Because of our significant foreign operations, we are exposed to currency fluctuations and exchange risks. We generally minimize these risks primarily through matching, to the extent possible, revenue and expense in the various currencies in which we operate. Cumulative translation adjustments as of December 31, 2005 relate primarily to our permanent investments in and loans to our foreign subsidiaries. See Item 7A – “Quantitative and Qualitative Disclosures About

Market Risk.” Inflation has not had a material effect on our revenue or income from operations in the past three years, and no such effect is expected in the near future.
Results of Operations
The table that follows sets out our revenue and profitability for the years ended December 31, 2005, 2004 and 2003.

	Year Ended December 31,
(dollars in thousands)	2005	2004	2003

Revenue	$998,543	$780,181	$639,249
Gross Margin	179,280	131,803	110,784
Gross Margin %	18%	17%	17%
Operating Income	94,069	63,864	53,997
Operating Income %	9%	8%	8%
Net Income	62,680	40,300	29,301
Information on our business segments is shown in Note 6 of the Notes to Consolidated Financial Statements included in this report.
Oil and Gas. The table that follows sets out revenue and profitability for the business segments within our Oil and Gas business for the years ended December 31, 2005, 2004 and 2003.

	Year Ended December 31,
(dollars in thousands)	2005	2004	2003

Remotely Operated Vehicles
Revenue	$315,178	$223,914	$160,359
Gross Margin	84,419	59,501	42,037
Gross Margin %	27%	27%	26%
Operating Income	68,962	48,397	34,925
Operating Income %	22%	22%	22%
Utilization %	83%	70%	70%

Subsea Products
Revenue	239,039	160,410	107,540
Gross Margin	37,113	26,971	18,416
Gross Margin %	16%	17%	17%
Operating Income	13,941	10,891	4,466
Operating Income %	6%	7%	4%

Subsea Projects
Revenue	121,628	70,254	68,796
Gross Margin	31,122	10,297	10,946
Gross Margin %	26%	15%	16%
Operating Income	26,219	5,472	6,626
Operating Income %	22%	8%	10%

Mobile Offshore Production Systems
Revenue	50,091	49,387	46,836
Gross Margin	18,330	18,347	18,213
Gross Margin %	37%	37%	39%
Operating Income	16,796	16,565	15,712
Operating Income %	34%	34%	34%

Inspection
Revenue	154,857	145,691	136,599
Gross Margin	21,704	16,351	16,557
Gross Margin %	14%	11%	12%
Operating Income	7,946	4,564	5,246
Operating Income %	5%	3%	4%

Total Oil and Gas
Revenue	$880,793	$649,656	$520,130
Gross Margin	192,688	131,467	106,169
Gross Margin %	22%	20%	20%
Operating Income	133,864	85,889	66,975
Operating Income %	15%	13%	13%
In response to (1) continued increasing demand to support deepwater drilling and (2) identified future construction and production maintenance work, we announced an ROV fleet expansion program in 1995 to build new ROVs. These new vehicles are designed for use around the world in water depths to 10,000 feet and in severe weather conditions. We have added over 100 of these ROVs to our fleet since that time. We added 16 ROVs in 2005 while retiring nine older units. We plan to add at least 12 more ROVs in 2006.
For 2005, our ROV revenue increased 41% over 2004 from higher utilization percentage, a higher number of units available and higher dayrates. Margin percentages remained flat, as we incurred $6.1 million of writeoffs associated with the retirement of four older ROVs and obsolete ROV components.
For 2004, our ROV revenue was 40% higher than in 2003. Gross margin increased 42%. These increases resulted primarily from the acquisition of 44 work-class ROVs during 2004 – 34 in February and 10 in September.
We anticipate ROV utilization and margins to increase in 2006 as we are increasing our ROV fleet size to service demand for the support of construction and production maintenance on the growing number of deepwater field developments and additional ROVs providing drill support on floating drilling rigs.
Our Subsea Products revenue in 2005 was 49% higher than in 2004, while gross margin and operating income percentages were relatively flat. We achieved higher sales of our specialty hardware, particularly from sales of ROV tooling, installation workover and control systems, valves and clamps. The clamps are associated with our acquisition of Grayloc at the end of June 2005.
Our Subsea Products revenue in 2004 was 49% higher than in 2003, while gross margin and operating income increased 46% and 144%, respectively. We achieved greater profit contributions from our specialty products, particularly from sales of valves and ROV-related tooling and product rentals.
For 2003, our Subsea Products revenue, margins and gross margin percentages were down due to lower activity at our umbilical plants in the U.K. and Brazil. In 2003, our Subsea Products gross margin was favorably impacted by $2.8 million due to the successful completion and resolution of issues related to several projects, including a related insurance claim, on a more favorable basis than we had previously anticipated. In 2003, margins were unfavorably impacted by our accrual of $600,000 of personnel severance costs associated with the move of our U.S. umbilical plant to Panama City, Florida.
We anticipate improved results from our Subsea Products segment in 2006, driven by a continuation of a high level of subsea completion activity, which we expect will result in an improvement in our umbilical sales, a general increase in our specialty hardware sales, including a full year of clamp sales from Grayloc. Our Subsea Products backlog increased to $196 million at December 31, 2005 from $79 million at December 31, 2004.
Our Mobile Offshore Production Systems results were fairly consistent for the three periods presented as our three major units continued to work under the same contracts.
We anticipate our Mobile Offshore Production Systems operations in 2006 to decline from 2005 as a result of a lower dayrate going into effect in mid-May for the use of the Ocean Legend, as per the customer renewal option terms in the existing contract.
In 2005, our Subsea Projects segment had better results than 2004 due to: a continuation of inspection and repair work necessitated by Hurricane Ivan and additional inspection and repair work necessitated by Hurricanes Katrina and Rita. During the year, our vessel utilization increased to 84% over the 66% we attained in 2004. In addition, we spot-chartered three vessels and a barge from which we provided services.
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
In 2006, we expect our Subsea Projects segment to have improved results over 2005 due to a continuation of inspection and repair work necessitated by the hurricanes into 2007 and a general escalation in deepwater infrastructure inspection, repair and maintenance activities. In 2006, we will add a saturation diving system and transfer our vessel, The Performer, from our Advanced Technologies segment.
For 2005, our Inspection revenue and margins increased over 2004. We were able to sell more value-added services and raise our margin percentages in 2005, after we incurred expenses in 2004 to close and relocate offices as part of our effort to increase operating efficiencies after our purchase of OIS International Inspection plc in 2003.
For 2004, our Inspection revenue increased and gross margin was comparable to that achieved in 2003. However, operating income declined as we incurred the previously mentioned expenses to close and relocate offices.
We expect that our margin percentages in our Inspection segment will improve in 2006, as we continue to secure work with higher profit margins, rationalize less-profitable operations and realize consolidation savings.
Advanced Technologies. The table that follows sets out revenue and profitability for this segment for the years ended December 31, 2005, 2004 and 2003.

	Year Ended December 31,
(dollars in thousands)	2005	2004	2003

Revenue	$117,750	$130,525	$119,119
Gross Margin	20,772	25,016	22,115
Gross Margin %	18%	19%	19%
Operating Income	12,539	17,515	15,067
Operating Income %	11%	13%	13%
Our Advanced Technologies revenue, gross margin and operating margin for 2005 decreased from 2004, due to lower demand from the Navy for waterfront facility work and general engineering services and a reduction of deepwater search and recovery projects. We also incurred expenses in relocating our Maryland office.
Our Advanced Technologies revenue, gross margin and operating margin for 2004 increased over 2003, largely due to an increase in space-related work for NASA’s return to flight of the space shuttle program. This segment’s 2003 results were adversely affected by a $500,000 charge as a result of settling a lawsuit against us for a higher amount than we had anticipated and previously accrued.
We anticipate our Advanced Technologies 2006 results will be slightly lower than 2005 due to the transfer of The Performer to our Subsea Projects segment.
Unallocated Expenses. Our unallocated expenses, i.e., those not associated with a specific business segment, within gross margin consist of expenses related to our incentive and deferred compensation plans, including restricted stock and bonuses, as well as other general expenses. Our restricted stock expense varies with the market price of our common stock. Our unallocated expenses within operating income consist of those within gross margin plus general and administrative expenses related to corporate functions. The table that follows sets out our unallocated expenses for the years ended December 31, 2005, 2004 and 2003.

	Year Ended December 31,
(dollars in thousands)	2005	2004	2003

Gross margin expenses	$(34,180)	$(24,680)	$(17,500)
% of revenue	3%	3%	3%
Operating expenses	(52,334)	(39,540)	(28,045)
% of revenue	5%	5%	4%
Our gross margin and operating expenses increased in 2005 over 2004, primarily due to larger bonus payments to employees as a result of our record financial results. Our selling, general and administrative expenses increased in 2005 and 2004 principally due to the additional expenses related to companies and operations we acquired, increased costs related to Sarbanes-Oxley Act compliance and documentation, and expenses related to training and implementation of a new enterprise software system that we began activating in 2005. Our unallocated expenses in 2004 included $1.8 million related to a terminated acquisition effort.
Other. The table that follows sets forth our significant financial statement items below the operating income line.

	Year Ended December 31,
(dollars in thousands)	2005	2004	2003

Interest income	$505	$999	$573
Interest expense, net of amounts capitalized	(10,102)	(8,388)	(7,811)
Equity earnings (losses) of unconsolidated affiliates:
Medusa Spar LLC	10,082	8,171	(65)
Cable lay and maintenance	290	(3,132)	(754)
Canadian ROV joint venture	38	1,071	859
Other income (expense), net	(432)	(1,662)	(1,720)
Provision for income taxes	31,770	20,623	15,778
Interest expense increased in 2005 and 2004 as we used debt to partially finance capital expenditures and acquisitions. Interest rates were also slightly higher. Interest expense is net of capitalized interest of $0.1 million and $0.4 million for the years ended December 31, 2005 and 2004, respectively. In 2004, we started earning equity income from our 50% investment in Medusa Spar LLC, which we acquired in December 2003. Medusa Spar LLC owns 75% of a production spar in the Gulf of Mexico and earns its revenue from tariffs charged on production processed through the facility. During 2004 and 2005, additional wells were connected to the facility, thereby raising 2005 throughput over the 2004 level. In 2006, we expect an increase in equity in earnings of unconsolidated affiliates from our investment in Medusa Spar LLC as the production throughput was interrupted in 2005 for approximately three months due to Hurricanes Katrina and Rita. Due to the condition of the telecommunications market, our cable lay and maintenance venture is currently inactive and the single vessel used in the venture has been marketed for oilfield and other uses since 2004. In 2004, we recognized $1.9 million of pre-tax impairments related to the venture. In March 2005, we purchased the cable lay and maintenance equipment from the venture. We have entered into a contract to purchase the vessel from the venture. Our completion of the purchase of the vessel will effectively wind-up the venture. Other income (expense), net, primarily consists of foreign currency gains and losses.
Our effective tax rate, including foreign, state and local taxes, was 34%, 34% and 35% for the years ended December 31, 2005, 2004 and 2003, respectively. We lowered our effective tax rate to 34% in 2005, as we resolved tax contingencies related to certain foreign tax liabilities we recorded in prior years. For 2006, we anticipate an effective tax rate of approximately 36%.
Off –Balance Sheet Arrangements
We do not have any off-balance sheet arrangements, as defined by SEC rules.
Contractual Obligations
At December 31, 2005, we had payments due under contractual obligations as follows:

(dollars in thousands)	Payments due by period
	Total	2006	2007-2008	2009-2010	After 2010
Long-term Debt	$174,000	$20,000	$114,000	$40,000	$—
Operating Leases	54,638	8,341	13,111	10,635	22,551
Purchase Obligations	30,247	30,247	—	—	—
Other Long-term Obligations reflected on our balance sheet under GAAP	48,621	980	2,045	2,072	43,524

TOTAL	$307,506	$59,568	$129,156	$52,707	$66,075

At December 31, 2005, we have orders totaling $30 million, including approximately $24 million for specialized steel tubes to be used in our manufacturing of steel tube umbilicals. Due to the current shortage of these specialized materials caused by a general worldwide increase in demand for steel, the lead times between placing the order and delivery have become extended. We have contracts to build umbilicals that will use over 80% of the orders. We also have other identified opportunities that could utilize these materials. However, should we decide not to accept delivery of the steel tubes, we would incur cancellation charges of at least 10% of the amount canceled.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We are currently exposed to certain market risks arising from transactions we have entered into in the normal course of business. These risks relate to interest rate changes and fluctuations in foreign exchange rates. We do not believe these risks are material. We have not entered into any market risk sensitive instruments for trading purposes. We manage our exposure to interest rate changes through the use of a combination of fixed and floating rate debt. See Note 4 of Notes to Consolidated Financial Statements included in this report for a description of our long-term debt agreements, interest rates and maturities. We believe that significant interest rate changes will not have a material near-term impact on our future earnings or cash flows. Because we operate in various oil and gas exploration and production regions in the world, we conduct a portion of our business in currencies other than the U.S. dollar. The functional currency for several of our international operations is the applicable local currency. We manage our exposure to changes in foreign exchange rates principally through arranging compensation in U.S. dollars or freely convertible currency and, to the extent possible, by limiting compensation received in other currencies to amounts necessary to meet obligations denominated in those currencies. We use the exchange rates in effect as of the balance sheet date to translate assets and liabilities as to which the functional currency is the local currency, resulting in translation adjustments that we reflect as accumulated other comprehensive income or loss in the shareholders’ equity section of our Consolidated Balance Sheets. We recorded adjustments of ($13.4 million), $12.4 million and $11.7 million to our equity accounts for the years ended December 31, 2005, 2004 and 2003, respectively. Positive adjustments reflect the net impact of the strengthening of various foreign currencies against the U.S. dollar for locations where the functional currency is not the U.S. dollar. Conversely, negative adjustments reflect the effect of a strengthening dollar.
We recorded foreign currency income (losses) of $0.2 million, ($1.2 million) and ($1.2 million) in our income statements in 2005, 2004 and 2003, respectively, related to our foreign operations. In 2004, the majority of our foreign currency losses related to our U.K. operations and, in 2003, the majority of our foreign currency losses related to our Brazil operations. Some of our U.K. subsidiary’s revenue is from U.S. dollar-denominated contracts. If the U.S. dollar weakens against the British pound sterling, we will incur currency losses for the period the related accounts receivable are outstanding. Our Subsea Products business in Brazil conducts much of its operations in U.S. dollars, which is its functional currency.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
In this report, our consolidated financial statements and supplementary data appear following the signature page to this report and are incorporated in this item by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

ITEM 9A.	CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures
In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2005 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There has been no change in our internal control over financial reporting that occurred during the year ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Under the supervision and with the participation of our management, including our principal executive, financial and accounting officers, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included a review of the documentation surrounding our financial reporting controls, an evaluation of the design effectiveness of these controls, testing of the operating effectiveness of these controls and an evaluation of our overall control environment. Our procedures and evaluation did not include the internal controls of Grayloc Products L.L.C. and subsidiary, which constituted $21 million and $14 million of our total and net assets, respectively, as of December 31, 2005 and $20 million and $3 million of our revenue and net income, respectively, for the year then ended. Based on that evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2005.
Ernst & Young LLP, an independent registered public accounting firm, has audited our management’s assessment of the effectiveness of our internal control over financial reporting, as stated in their report which follows.

Report of Independent Registered Public Accounting Firm
on Internal Control Over Financial Reporting
The Board of Directors and Stockholders of
Oceaneering International, Inc.
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Oceaneering International, Inc. and subsidiaries (“Oceaneering”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in “Internal Control –Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Oceaneering’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
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
As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Grayloc Products L.L.C. and subsidiary, which is included in the financial statements of Oceaneering and constituted $21 million and $14 million of total and net assets, respectively, as of December 31, 2005 and $20 million and $3 million of revenue and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of Oceaneering also did not include an evaluation of the internal control over financial reporting of Grayloc Products L.L.C. and subsidiary.
In our opinion, management’s assessment that Oceaneering International, Inc. maintained effective internal control over financial reporting as of December 31, 2005 is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Oceaneering International, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2005 consolidated financial statements of Oceaneering International, Inc. and subsidiaries and our report dated March 10, 2006 expressed an unqualified opinion thereon.

Houston, Texas	/s/ ERNST & YOUNG LLP

March 10, 2006

ITEM 9B.	OTHER INFORMATION.
We have no other information to report for the fourth quarter of this year covered by this Form 10-K that would have been required to be, and was not, reported on a Form 8-K.
Part III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
The information with respect to the directors and nominees for election to our Board of Directors is incorporated by reference from the section “Election of Directors” in our definitive proxy statement to be filed on or before April 30, 2006, relating to our 2006 Annual Meeting of Shareholders.
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
Part IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a)	Documents filed as part of this report.
1.	Financial Statements.
(i)	Report of Independent Registered Public Accounting Firm

(ii)	Consolidated Balance Sheets

(iii)	Consolidated Statements of Income

(iv)	Consolidated Statements of Cash Flows

(v)	Consolidated Statements of Shareholders’ Equity and Comprehensive Income

(vi)	Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

All schedules for which provision is made in the applicable regulations of the Securities and Exchange Commission have been omitted because they are not required under the relevant instructions or because the required information is included in the financial statements included herein or in the related footnotes thereto.

3.	Exhibits:

		Registration
		or File	Form of		Exhibit
		Number	Report	Report Date	Number
* 3.01	Restated Certificate of Incorporation	1-10945	10-K	Dec. 2000	3.01
* 3.02	Amended and Restated By-Laws	1-10945	10-K	Dec. 2002	3.02
* 4.01	Specimen of Common Stock Certificate	1-10945	10-K	March 1993	4 (a)
* 4.02	Amended and Restated Shareholder Rights Agreement dated as of November 16, 2001	1-10945	8-K	Nov. 2001	4.1
* 4.03	Note Purchase Agreement dated as of September 8, 1998 relating to $100,000,000 6.72% Senior Notes due September 8, 2010	1-10945	10-Q	Sept. 1998	4.01
* 4.04	Amended and Restated Credit Agreement ($250,000,000 Revolving Credit Facility with Accordion to $300,000,000) dated as of January 2, 2004	1-10945	10-K	Dec. 2003	4.05
We and certain of our consolidated subsidiaries are parties to debt instruments under which the total amount of securities authorized does not exceed 10% of our total consolidated assets. Pursuant to paragraph 4(iii)(A) of Item 601(b) of Regulation S-K, we agree to furnish a copy of those instruments to the Securities and Exchange Commission on request.

* 10.01	Defined Contribution Master Plan and Trust Agreement and Adoption Agreement for the Oceaneering International, Inc. Retirement Investment Plan	1-10945	10-K	Dec. 2001	10.01
* 10.02+	Service Agreement dated as of November 16, 2001 between Oceaneering and John R. Huff	1-10945	10-K	Dec. 2001	10.02
* 10.03+	2002 Non-Executive Incentive Plan	1-10945	10-Q	Sept. 2002	10.03
* 10.04+	Amended and Restated Supplemental Executive Retirement Plan	1-10945	10-Q	Sept. 2002	10.02
* 10.05+	1999 Restricted Stock Award Incentive Agreements dated August 19, 1999	1-10945	10-Q	Sept. 1999	10.1
* 10.06+	Change of Control Agreements dated as of November 16, 2001 between Oceaneering and John R. Huff, T. Jay Collins, Marvin J. Migura, M. Kevin McEvoy and George R. Haubenreich, Jr., respectively	1-10945	10-K	Dec. 2001	10.06
* 10.07+	1999 Bonus Restricted Stock Award Agreements	1-10945	10-K/A	March 2000	10.20
* 10.08+	1999 Incentive Plan	1-10945	10-K	March 2000	10.08
10.09+	Oceaneering International, Inc. 2005 Cash Bonus Award Program
* 10.10+	1990 Long-Term Incentive Plan	33-36872	S-8	Sept. 1990	4	(f)

* 10.11+	1990 Nonemployee Directors Stock Option Plan	33-36872	S-8	Sept. 1990	4	(g)
* 10.12+	Form of Indemnification Agreement dated November 16, 2001 between Oceaneering and each of its Directors, Marvin J. Migura, M. Kevin McEvoy and George R. Haubenreich, Jr.	1-10945	10-K	Dec. 2001	10.12
* 10.13+	Non-qualified Stock Option Award Agreements under the 2002 Incentive Plan with John R. Huff, T. Jay Collins, Marvin J. Migura, M. Kevin McEvoy, George R. Haubenreich, Jr. and John L. Zachary	1-10945	10-Q	Sept. 2002	10.05
* 10.14+	1996 Incentive Plan of Oceaneering International, Inc.	1-10945	10-Q	Sept. 1996	10.02
* 10.15+	1996 Restricted Stock Award Incentive Agreements dated August 23, 1996	1-10945	10-Q	Sept. 1996	10.03
* 10.16+	1997 Bonus Restricted Stock Award Agreements dated April 22, 1997	1-10945	10-K	March 1997	10.20
* 10.17+	Amendment No. 1 to 1990 Nonemployee Director Stock Option Plan	1-10945	10-K	March 1999	10.19
* 10.18+	1998 Bonus Restricted Stock Award Agreements	1-10945	10-K	March 1999	10.20
* 10.19+	2002 Incentive Plan	1-10945	10-Q	June 2002	10.01
* 10.20+	Amended and Restated 2002 Restricted Stock Unit Award Agreements with John R. Huff, T. Jay Collins, Marvin J. Migura, M. Kevin McEvoy, George R. Haubenreich, Jr. and John L. Zachary	1-10945	10-Q	Sept. 2002	10.04
* 10.21+	2005 Incentive Plan	333-124947	S-8	May 2005	4.5
* 10.22+	Form of 2006 Employee Restricted Stock Unit Agreement for John R. Huff, T. Jay Collins, Marvin J. Migura, M. Kevin McEvoy, George R. Haubenreich, Jr., and John L. Zachary	1-10945	8-K	Feb. 2006	10.1
* 10.23+	Form of 2006 Performance Unit Agreement for John R. Huff, T. Jay Collins, Marvin J. Migura, M. Kevin McEvoy, George R. Haubenreich, Jr., and John L. Zachary	1-10945	8-K	Feb. 2006	10.2
* 10.24+	2006 Performance Award: Goals and Measures, relating to the form of 2006 Performance Unit Agreement	1-10945	8-K	Feb. 2006	10.3
* 10.25+	Form of 2006 Nonemployee Director Restricted Stock Agreement	1-10945	8-K	Feb. 2006	10.4
12.02	Statement showing Computation of Ratio of Earnings to Fixed Charges
21.01	Subsidiaries of Oceaneering
23.01	Consent of Independent Registered Public Accounting Firm
31.01	Rule 13a – 14(a)/15d – 14(a) certification of Chief Executive Officer
31.02	Rule 13a – 14(a)/15d – 14(a) certification of Chief Financial Officer
32.01	Section 1350 certification of Chief Executive Officer
32.02	Section 1350 certification of Chief Financial Officer

*	Indicates exhibit previously filed with the Securities and Exchange Commission as indicated and incorporated herein by reference.

+	Indicates management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OCEANEERING INTERNATIONAL, INC.

Date: March 14, 2006	By:	/s/ JOHN R. HUFF

John R. Huff
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN R. HUFF	Chairman of the Board and	March 14, 2006

John R. Huff	Chief Executive Officer (Principal Executive Officer)

/s/ MARVIN J. MIGURA	Senior Vice President and	March 14, 2006

Marvin J. Migura	Chief Financial Officer (Principal Financial Officer)

/s/ JOHN L. ZACHARY	Controller	March 14, 2006

John L. Zachary	(Principal Accounting Officer)

/s/ T. JAY COLLINS	President, Chief Operating Officer	March 14, 2006

T. Jay Collins	and Director

/s/ JEROLD J. DESROCHE	Director	March 14, 2006

Jerold J. DesRoche

/s/ DAVID S. HOOKER	Director	March 14, 2006

David S. Hooker

/s/ D. MICHAEL HUGHES	Director	March 14, 2006

D. Michael Hughes

/s/ HARRIS J. PAPPAS	Director	March 14, 2006

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
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of Oceaneering International, Inc.:
We have audited the accompanying consolidated balance sheets of Oceaneering International, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, cash flows and shareholders’ equity and comprehensive income for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of Oceaneering’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Oceaneering International, Inc. and subsidiaries as of December 31, 2005 and 2004 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Oceaneering International, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2006 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Houston, Texas
March 10, 2006

CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except share data)	2005	2004

ASSETS
Current Assets:
Cash and cash equivalents	$26,308	$16,781
Accounts receivable, net of allowances for doubtful accounts	244,044	190,921
Revenue in excess of amounts billed	25,453	15,201
Inventory and other	98,428	53,973

Total current assets	394,233	276,876

Property and Equipment, at cost:
Marine services equipment	493,054	460,852
Mobile offshore production equipment	146,751	148,683
Manufacturing facilities	125,003	111,897
Other	77,450	64,237

	842,258	785,669
Less accumulated depreciation	433,057	384,615

Net property and equipment	409,201	401,054

Other Assets:
Goodwill	84,608	62,977
Investments in unconsolidated affiliates	61,598	55,615
Other	39,928	23,142

Total Assets	$989,568	$819,664

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$64,306	$47,397
Accrued liabilities	142,168	112,477
Income taxes payable	16,193	10,798

Total current liabilities	222,667	170,672

Long-term Debt	174,000	142,172

Other Long-term Liabilities	56,783	52,383

Commitments and Contingencies

Shareholders’ Equity:
Common Stock, par value $0.25 per share; 90,000,000 shares authorized; 26,779,444 and 25,820,236 shares issued	6,695	6,455
Additional paid-in capital	179,132	146,403
Retained earnings	348,031	285,351
Accumulated other comprehensive income	2,260	16,228

Total shareholders’ equity	536,118	454,437

Total Liabilities and Shareholders’ Equity	$989,568	$819,664

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(in thousands, except per share data)	2005	2004	2003

Revenue	$998,543	$780,181	$639,249

Cost of Services and Products	819,263	648,378	528,465

Gross margin	179,280	131,803	110,784

Selling, General and Administrative Expense	85,211	67,939	56,787

Income from operations	94,069	63,864	53,997

Interest Income	505	999	573

Interest Expense, net of amounts capitalized	(10,102)	(8,388)	(7,811)

Equity earnings of unconsolidated affiliates	10,410	6,110	40

Other Income (Expense), Net	(376)	(1,596)	(1,669)

Minority Interests	(56)	(66)	(51)

Income before income taxes	94,450	60,923	45,079

Provision for Income Taxes	31,770	20,623	15,778

Net Income	$62,680	$40,300	$29,301

Basic Earnings per Share	$2.40	$1.61	$1.23
Diluted Earnings per Share	$2.34	$1.57	$1.20

Weighted average number of common shares	26,150	24,993	23,903
Incremental shares from stock options	674	692	550
Weighted average number of common shares and equivalents	26,824	25,685	24,453
The accompanying Notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2005	2004	2003

Cash Flows from Operating Activities:

Net income	$62,680	$40,300	$29,301

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	79,613	65,619	56,963
Noncash compensation and other	562	12,931	10,372
Undistributed earnings of unconsolidated affiliates	(8,406)	(3,150)	—
Increase (decrease) in cash from:
Accounts receivable and revenue in excess of amounts billed, net	(56,921)	(54,916)	5,856
Inventory and other current assets	(37,477)	(1,606)	(2,799)
Other assets	(702)	(4,846)	(5,487)
Accounts payable	12,574	15,267	2,323
Accrued liabilities	26,000	27,071	(2,787)
Income taxes payable	11,572	338	1,658
Other long-term liabilities	4,400	2,724	(603)

Total adjustments to net income	31,215	59,432	65,496

Net Cash Provided by Operating Activities	93,895	99,732	94,797

Cash Flows from Investing Activities:
Business acquisitions	(46,242)	(69,192)	(57,828)
Purchases of property and equipment and other	(96,027)	(83,992)	(42,542)
Dispositions of property and equipment	3,011	515	668
Decrease (increase) in other investments	—	73	(43,227)

Net Cash Used in Investing Activities	(139,258)	(152,596)	(142,929)

Cash Flows from Financing Activities:
Net proceeds from revolving credit and other long-term debt, net of expenses	31,828	19,280	21,935
Payments of term loan	—	—	(17,600)
Proceeds from issuance of common stock	23,062	31,969	9,329
Purchases of treasury stock	—	—	(13,337)

Net Cash Provided by Financing Activities	54,890	51,249	327

Net Increase (Decrease) in Cash and Cash Equivalents	9,527	(1,615)	(47,805)

Cash and Cash Equivalents – Beginning of Period	16,781	18,396	66,201

Cash and Cash Equivalents – End of Period	$26,308	$16,781	$18,396

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

							Accumulated Other
							Comprehensive Income (Loss)
	Common Stock		Additional	Unearned			Fair Value	Currency
	Issued		Paid-in	Comp-	Treasury	Retained	of Interest	Translation	Pension
(in thousands)	Shares	Amounts	Capital	ensation	Stock	Earnings	Rate Hedge	Adjustments	Liability	Total

Balance, December 31, 2002	24,813	$6,203	$111,150	$(2,324)	$(7,309)	$215,750	$(308)	$(5,574)	$(3,723)	$313,865
Comprehensive Income:
Net Income	—	—	—	—	—	29,301	—	—	—	29,301
Change in fair value of interest rate hedge	—	—	—	—	—	—	308	—	—	308
Minimum pension liability adjustment	—	—	—	—	—	—	—	—	1,542	1,542
Translation adjustments	—	—	—	—	—	—	—	11,735	—	11,735

Total Comprehensive Income	—	—	—	—	—	29,301	308	11,735	1,542	42,886
Restricted stock expense	—	—	4,163	1,285	—	—	—	—	—	5,448
Stock options exercised	—	—	(2,058)	—	6,756	—	—	—	—	4,698
Tax benefits from stock plans	—	—	1,184	—	—	—	—	—	—	1,184
Treasury stock purchases	—	—	—	—	(13,337)	—	—	—	—	(13,337)
Treasury stock issued to company benefit plan, at average cost	—	—	304	—	4,327	—	—	—	—	4,631

Balance, December 31, 2003	24,813	6,203	114,743	(1,039)	(9,563)	245,051	—	6,161	(2,181)	359,375
Comprehensive Income:
Net Income	—	—	—	—	—	40,300	—	—	—	40,300
Change in fair value of interest rate hedge	—	—	—	—	—	—	—	—	—	—
Minimum pension liability adjustment	—	—	—	—	—	—	—	—	(151)	(151)
Translation adjustments	—	—	—	—	—	—	—	12,399	—	12,399

Total Comprehensive Income	—	—	—	—	—	40,300	—	12,399	(151)	52,548
Restricted stock expense	39	10	4,926	592	—	—	—	—	—	5,528
Restricted stock forfeitures	—	—	280	—	(280)	—	—	—	—	—
Stock options exercised	852	213	17,852	—	9,143	—	—	—	—	27,208
Tax benefits from stock plans	—	—	5,017	—	—	—	—	—	—	5,017
Common stock issued to company benefit plan	116	29	—	—	—	—	—	—	—	29
Treasury stock issued to company benefit plan, at average cost	—	—	4,032	—	700	—	—	—	—	4,732

Balance, December 31, 2004	25,820	6,455	146,850	(447)	—	285,351	—	18,560	(2,332)	454,437
Comprehensive Income:
Net Income	—	—	—	—	—	62,680	—	—	—	62,680
Change in fair value of interest rate hedge	—	—	—	—	—	—	518	—	—	518
Minimum pension liability adjustment	—	—	—	—	—	—	—	—	(1,108)	(1,108)
Translation adjustments	—	—	—	—	—	—	—	(13,378)	—	(13,378)

Total Comprehensive Income	—	—	—	—	—	62,680	518	(13,378)	(1,108)	48,712
Restricted stock expense	78	19	3,584	228	—	—	—	—	—	3,831
Restricted stock forfeitures	—	—	78	—	(78)	—	—	—	—	—
Stock options exercised	846	212	21,327	—	50	—	—	—	—	21,589
Tax benefits from stock plans	—	—	6,177	—	—	—	—	—	—	6,177
Common stock issued to company benefit plan	35	9	1,335	—	—	—	—	—	—	1,344
Treasury stock issued to company benefit plan, at average cost	—	—	—	—	28	—	—	—	—	28

Balance, December 31, 2005	26,779	$6,695	$179,351	$(219)	$—	$348,031	$518	$5,182	$(3,440)	$536,118

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
Accounts Receivable – Allowances for Doubtful Accounts
The following table sets forth the activity of our allowances for doubtful accounts receivable:

		Additions
	Balance at	Charged to	Charged to		Balance at
	beginning	Costs and	Other		end of
(in thousands)	of Period	Expenses	Accounts	Deductions	Period

For the year ended December 31, 2003	$2,763	$—	$—	$—	$2,763

For the year ended December 31, 2004	$2,763	$—	$—	$—	$2,763

For the year ended December 31, 2005	$2,763	$—	$112	$2,763	$112

We determine the need for allowances for doubtful accounts using the specific identification method. We do not generally require collateral from our customers.
Inventory and Other Current Assets
Inventory and other current assets consisted of the following:

	December 31,
(in thousands)	2005	2004

Inventory of spare parts for remotely operated vehicles	$38,981	$14,595
Other inventory, primarily raw materials	39,924	19,208
Deferred taxes	9,091	11,996
Other	10,432	8,174

Total	$98,428	$53,973

Inventory is valued at lower of cost or market. We determine cost using the weighted-average method.

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
The following table sets forth the activity of our accruals for drydocking for the periods presented:

		Additions
	Balance at	Charged to	Charged to		Balance at
	beginning	Costs and	Other		end of
(in thousands)	of Period	Expenses	Accounts	Deductions	Period

For the year ended December 31, 2003	$2,095	$1,291	$109	$1,964	$1,531

For the year ended December 31, 2004	$1,531	$495	$41	$860	$1,207

For the year ended December 31, 2005	$1,207	$1,022	$(48)	$900	$1,281

We capitalize interest on assets where the construction period is anticipated to be more than three months. In 2005 and 2004, we capitalized $0.1 million and $0.4 million of interest, respectively. We do not allocate general administrative costs to capital projects. Upon the disposition of property and equipment, the related cost and accumulated depreciation accounts are relieved and any resulting gain or loss is included as an adjustment to cost of services and products.
Our management periodically, and upon the occurrence of a triggering event, reviews the realizability of long-lived assets, excluding goodwill and indefinite-lived intangibles, to be held and used by us to determine whether any events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. For long-lived assets to be held and used, we base our evaluation on impairment indicators such as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements and other external market conditions or factors that may be present. If such impairment indicators are present or other factors exist that indicate that the carrying amount of the asset may not be recoverable, we determine whether an impairment has occurred through the use of an undiscounted cash flows analysis of the asset at the lowest level for which identifiable cash flows exist, or quoted market prices. If an impairment has occurred, we recognize a loss for the difference between the carrying amount and the fair value of the asset. For assets held for sale or disposal, the fair value of the asset is measured using quoted market prices. Assets are classified as held for sale when we have a plan for disposal of certain assets and those assets meet the held for sale criteria. In 2005, we recorded $6.1 million of impairments as additional depreciation in our ROV segment, based on net realizable value. These provisions related to the retirement of four vehicles and obsolete ROV components. In 2004, our 50%-owned cable lay and maintenance joint venture recorded an impairment of $7.2 million related to some of its equipment. We also recorded an additional impairment of $0.4 million of our investment. After taking into account a deferred gain of $2.1 million we had generated upon formation of the venture, the two impairments reduced our equity earnings of unconsolidated affiliates by $1.9 million in 2004. We made no other impairment adjustments on long-lived assets during the periods presented.
Business Acquisitions
In January 2003, we acquired OIS International Inspection plc, an international provider of inspection and nondestructive testing services, for approximately $29 million. In April 2003, we acquired Nauticos Corporation, a provider of marine products and services support to governmental and commercial customers, and Reflange, Inc., a manufacturer of patented metal seal piping connectors and a supplier of on-site machining services, for approximately $8 million and $5 million, respectively. In September 2003, we acquired Rotator AS, a designer and manufacturer of subsea control valves, topside control valves, subsea chemical injection valves and specialty control panels, for approximately $15 million. These acquisitions were accounted for using the purchase method of accounting, with the purchase price being allocated to the net assets acquired based on their fair market values at the date of acquisition. Goodwill, all non-deductible, associated with these four acquisitions was $24 million. In February 2004, we acquired 34 work-class ROVs and related business operations from Stolt Offshore S.A. for approximately $52 million and in September 2004 we acquired 10 work-class ROVs and related business operations from Fugro N.V. for approximately $17 million. We accounted for these acquisitions using the purchase method of accounting, with the purchase price being allocated to the net assets acquired based on their fair market values at the date of acquisition. In June 2005, we acquired Grayloc Products L.L.C. and subsidiary (together “Grayloc”), an oil and gas industry supplier of clamp connectors for approximately $42 million. We accounted for this acquisitions using the purchase method of accounting, with the purchase price being allocated to the net assets acquired based on their fair market values at the date of acquisition. We have made preliminary purchase price allocations based on estimates using information currently available to us, and the allocations are subject to change when we obtain final asset and liability valuations. Our current estimate of goodwill, all non-deductible, associated with the Grayloc acquisition is $22 million and estimated other intangible assets are $13 million. These acquisitions were not material. As a result, we have not included pro forma information. The results of operations of OIS International Inspection plc, Nauticos Corporation, Reflange, Inc., Rotator AS and Grayloc, and the assets and business operations acquired from Stolt Offshore S.A. and Fugro N.V. are included in our consolidated statements of income from the respective dates of acquisition.
Goodwill and Intangible Assets
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
In accordance with the requirements of SFAS No. 142, we tested the goodwill attributable to each of our reporting units for impairment as of December 31, 2005, 2004 and 2003 and concluded that there was no impairment. Our reporting units are the product and service lines one level below our operating segments, except for Inspection and Subsea Projects, which are each a single reporting unit. We estimated fair value using discounted cash flow methodologies and market comparable information.
Within our balance sheet caption Other Assets: Other at December 31, 2005, we have $15.4 million of intangible assets, primarily acquired in connection with business combinations. These intangible assets include trade names, intellectual property and customer relationships, and are being amortized over a weighted average remaining life of approximately 13 years.
Revenue Recognition
We recognize our revenue according to the type of contract involved. On a daily basis, we recognize our billings under contracts that provide for specific time, material and equipment charges, which we bill periodically, ranging from weekly to monthly.
We account for significant fixed-price contracts, which we enter into mainly in our Subsea Products and Advanced Technologies segments, and occasionally in our Subsea Projects segment, using the percentage-of-completion method. In 2005, we accounted for 15% of our revenue using the percentage-of-completion method. In determining whether a contract should be accounted for using the percentage-of-completion method, we consider whether:
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
Revenue in Excess of Amounts Billed is summarized as follows:

	December 31,
(in thousands)	2005	2004

Revenues recognized on uncompleted contracts	$84,664	$68,819
Less: Billings of customers	(59,211)	(53,618)

Revenue in excess of amounts billed	$25,453	$15,201

Billings in Excess of Revenue Recognized on uncompleted fixed-price contracts accounted for using the percentage-of-completion method are summarized as follows:

	December 31,
(in thousands)	2005	2004

Amounts billed to customers	$26,301	$29,555
Less: Revenues recognized	(22,286)	(21,898)

Billings in excess of revenue recognized	$4,015	$7,657

Stock-Based Compensation
As permitted under SFAS No. 123, Accounting for Stock-Based Compensation, through December 31, 2005, we used the intrinsic value method of accounting established by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, to account for our stock-based compensation programs. Accordingly, we did not recognize any compensation expense when the exercise price of an employee stock option was equal to the Common Share market price on the grant date. The following illustrates the pro forma effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123:

	Year Ended December 31,
(in thousands, except per share amounts)	2005	2004	2003

Net income:
As reported	$62,680	$40,300	$29,301
Employee stock-based compensation expense included in net income, net of income tax benefit	5,727	6,827	5,315
Pro forma compensation expense determined under fair value methods for all awards, net of income tax benefit	(8,779)	(11,515)	(11,197)

Pro forma	$59,628	$35,612	$23,419

Pro forma earnings per common share:
Basic	$2.28	$1.42	$0.98
Diluted	$2.22	$1.39	$0.96
Reported earnings per common share:
Basic	$2.40	$1.61	$1.23
Diluted	$2.34	$1.57	$1.20
For purposes of these pro forma disclosures, the fair value of each option grant was estimated on the date of grant using a Black-Scholes option pricing model. The following assumptions for the years ended December 31, 2005, 2004 and 2003, respectively, were computed on a weighted average basis: expected volatility of 32.7%, 36.2% and 45.0%; risk-free interest rate of 3.65%, 3.18% and 2.26%; expected average life of 3.0 years; and no expected dividends. The weighted average fair values of the options granted in the years ended December 2005, 2004 and 2003 were $9.02, $10.25 and $7.57, respectively. The estimated fair value of the options is amortized to pro forma expense over the vesting periods of the options.
Income Taxes
We provide income taxes at appropriate tax rates in accordance with our interpretation of the respective tax laws and regulations after review and consultation with our internal tax department, tax advisors and, in some cases, legal counsel in various jurisdictions. We provide for deferred income taxes for differences between carrying amounts of assets and liabilities for financial and tax reporting purposes. Our policy is to provide for deferred U.S. income taxes on foreign income only to the extent such income is not to be invested indefinitely in the related foreign entity. We provide a valuation allowance against deferred tax assets when it is more likely than not that the asset will not be realized.
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
Our subsidiary in Brazil uses the U.S. dollar as its functional currency. Because of local requirements, its original books of record are kept in Brazilian currency. These financial statements are translated as follows: nonmonetary assets, share par value and paid-in capital are translated at historical exchange rates, preserving the original U.S. dollar basis; revenue and expenses are translated at the average rates of exchange during the period, except for depreciation and amortization and material transfers from inventory, which are translated at historical exchange rates; and all other financial statement accounts are translated at the rate of exchange at the end of each period. Remeasurement adjustments to state the monetary accounts of local currency as current U.S. dollars are credited or charged directly to income. We recorded $0.2 million, ($1.2 million) and ($1.2 million) of foreign currency gains (losses) in 2005, 2004 and 2003, respectively. Such amounts are included as a component of Other Income (Expense), Net.
Earnings Per Share
Basic and diluted earnings per share are computed by dividing net income by the weighted average number of common shares and the weighted average number of common shares plus common share equivalents, respectively. The weighted average number of common shares and equivalents for each of 2005, 2004 and 2003 excludes averages of 66,000, 13,000 and 899,000 stock options, respectively, which were antidilutive.
Financial Instruments
We recognize all derivative instruments as either assets or liabilities in the balance sheet and measure those instruments at fair value. Subsequent changes in fair value are reflected in current earnings or other comprehensive income, depending on whether a derivative instrument is designated as part of a hedge relationship and, if it is, the type of hedge relationship.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires that our management make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates.
New Accounting Standards
In November 2004, the FASB issued SFAS No. 151, Inventory Costs. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We believe there will be no material effect on our financial statements upon adoption of this statement.
In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), Share-Based Payments (“SFAS 123R”). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized over their vesting periods in the income statement based on their estimated fair values. SFAS 123R was to be effective for all public entities in the first interim or annual reporting period beginning after June 15, 2005. In April 2005, however, the Securities and Exchange Commission adopted a rule that defers the required effective date of SFAS 123R for registrants such as us until the beginning of the first fiscal year that starts after June 15, 2005. This statement applies to all awards granted after the required effective date and to awards modified, repurchased or canceled after that date, as well as the unvested portion of awards granted prior to the effective date of SFAS 123R. Although we have not completed our analysis of the impact of SFAS 123R, we believe the pro forma expenses for the periods presented above under the caption “Stock-Based Compensation” provide reasonable approximations of the stock-based compensation expense that would have been recorded in our consolidated statements of income under SFAS 123R. We currently estimate that existing option grants will cause us to recognize approximately an additional $0.01 per diluted share of equity- and option-based compensation expense for 2006, assuming we elect the modified prospective transition alternative. However, our estimates may increase or decrease materially once we complete our analysis of the impact of SFAS 123R.
In light of the new accounting principles established by SFAS 123R, the Compensation Committee of our Board of Directors has expressed its intention to refrain from using stock options as a component of employee compensation for our executive officers and other employees for the foreseeable future, and the Board has expressed its intention to refrain from using stock options as a component of nonemployee director compensation for the foreseeable future.

2. INVESTMENTS IN UNCONSOLIDATED AFFILIATES
Our investments in unconsolidated affiliates consists of the following:

	December 31,
(in thousands)	2005	2004	2003

Medusa Spar LLC	$57,440	$49,987	$43,640
Smit-Oceaneering Cable Systems LLC	2,811	3,192	6,367
Other	1,347	2,436	2,176

	$61,598	$55,615	$52,183

In December 2003, we purchased a 50% equity interest in Medusa Spar LLC for $43.7 million. Medusa Spar LLC owns a 75% interest in a production spar platform. Medusa Spar LLC’s revenue is derived from processing oil and gas production for a fee based on the volumes processed (throughput). The majority working interest owner of the Medusa field, the spar’s initial location, has committed to deliver a minimum throughput, which we expect will generate sufficient revenue to repay Medusa Spar LLC’s bank debt. The Medusa Spar LLC financed its acquisition of its 75% interest in the production spar platform using approximately 50% debt and 50% equity from its equity holders. Our maximum exposure to loss from our investment in Medusa Spar LLC is our $57 million investment. Medusa Spar LLC is a variable interest entity. As we are not the primary beneficiary under FIN 46(R), we are accounting for our investment in Medusa Spar LLC under the equity method of accounting. Summarized 100% financial information relative to Medusa Spar LLC and a reconciliation of the underlying equity in net assets to our carrying value follows this discussion.
Due to the condition of the telecommunications market, our cable lay and maintenance venture is currently inactive and the single vessel used in the venture has been marketed for oilfield and other uses since 2004. In 2004, we recognized $1.5 million of pre-tax impairments related to the venture after taking into account a deferred gain of $2.1 million we had generated upon formation of the venture. We also recorded an additional impairment of $0.4 million of our investment. The two impairments reduced our equity earnings of unconsolidated affiliates by $1.9 million. In March 2005, we purchased the cable lay and maintenance equipment from the venture. We have entered into a contract to purchase the vessel from the venture. Our completion of the purchase of the vessel will effectively wind-up the venture. Total equity income (loss) from our investment in Smit-Oceaneering Cable Systems LLC was $0.3 million, ($3.1 million) and ($0.8 million) for the years ended December 31, 2005, 2004 and 2003, respectively.

	December 31,
(in thousands)	2005	2004	2003

Medusa Spar LLC
Condensed Balance Sheets

ASSETS
Current Assets	$12,669	$3,435	$205
Property and Equipment, net	147,938	157,416	166,893
Other Non-Current Assets	1,575	1,751	2,098

Total Assets	$162,182	$162,602	$169,196

LIABILITIES AND MEMBERS’ EQUITY
Current Maturities of Long-Term Debt	$13,744	$17,125	$19,502
Other Current Liabilities	21	44	1,274

Total Current Liabilities	13,765	17,169	20,776
Long-Term Debt, net of current maturities	33,237	46,981	64,106
Other Comprehensive Income (Loss)	1,594	883	(100)
Members’ Equity	113,586	97,569	84,414

Total Liabilities and Members’ Equity	$162,182	$162,602	$169,196

Condensed Statements of Operations
Revenue	$32,500	$29,312	$348
Depreciation	(9,478)	(9,478)	(357)
General and Administrative	(83)	(113)	(2)
Interest	(2,286)	(3,169)	(115)

Net Income (Loss)	$20,653	$16,552	$(126)

Reconciliation of the Carrying Value of the Investment to Underlying
Equity in Net Assets:

Underlying Equity in Net Assets - 50%	$56,793	$48,785	$42,207
Basis Differences	647	1,202	1,433

Carrying Value of Investment in Medusa Spar LLC in the Consolidated Financial Statements	$57,440	$49,987	$43,640

We are amortizing the basis differences on the straight-line method over six to 15 years.
Our 50% share of the undistributed earnings of Medusa Spar LLC was $14.5 million at December 31, 2005.
3. INCOME TAXES
We file a consolidated U.S. federal income tax return for Oceaneering International, Inc. and our domestic subsidiaries, including acquired companies from their respective dates of acquisition. We conduct our international operations in a number of locations that have varying laws and regulations with regard to income and other taxes, some of which are subject to interpretation. Our management believes that adequate provisions have been made for all taxes that will ultimately be payable, although final determination of tax liabilities may differ from our estimates. On a geographic basis, which excludes foreign earnings of our U.S. companies and excludes allocations of overhead and interest expense to our foreign subsidiaries, income (loss) before income taxes attributable to the U.S. was $4.8 million, ($3.2 million) and ($1.9 million) for the years ended December 31, 2005, 2004 and 2003, respectively. The following table sets forth our provisions for income taxes.

	Year Ended December 31,
(in thousands)	2005	2004	2003

U.S. federal and state	$11,930	$1,622	$2,550
Foreign	19,840	19,001	13,228

Total provision	$31,770	$20,623	$15,778

Current	$32,071	$16,379	$16,261
Deferred	(301)	4,244	(483)

Total provision	$31,770	$20,623	$15,778

Cash taxes paid	$19,372	$17,995	$16,890

As of December 31, 2005 and 2004, our worldwide deferred tax assets, liabilities and net deferred tax liabilities were as follows:

	December 31,
(in thousands)	2005	2004

Deferred tax assets:
Deferred compensation	$15,818	$12,168
Foreign tax credit carryforwards	12,811	10,140
Accrued expenses	6,864	5,177
Deferred income	1,152	4,459
Net operating loss carryforwards	—	4,016
Other	7,665	9,591

Gross deferred tax assets	44,310	45,551
Valuation allowance	—	—

Total deferred tax assets	$44,310	$45,551

Deferred tax liabilities:
Property and equipment	$35,896	$37,290
Unremitted equity earnings	11,673	8,258
Other	2,471	2,450

Total deferred tax liabilities	$50,040	$47,998

Net deferred income tax liability	$5,730	$2,447

Our net deferred tax liability is reflected on our balance sheet as follows:

	December 31,
(in thousands)	2005	2004

Deferred tax liabilities	$14,905	$14,532
Current deferred assets	(9,091)	(11,996)
Long-term assets	(84)	(89)

Net deferred income tax liability	$5,730	$2,447

We have $17 million of earnings of our Swiss subsidiary, Oceaneering International AG, that we consider indefinitely reinvested outside the U.S. and that we do not expect to repatriate. None of our foreign tax credits are scheduled to expire before December 31, 2014.

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

	Year Ended December 31,
(in thousands)	2005	2004	2003

Computed U.S. statutory expense	$33,077	$21,346	$15,795
Change in valuation allowances	—	(1,307)	(557)
State and local taxes and other, net	(1,307)	584	540

Total provision for income taxes	$31,770	$20,623	$15,778

Included in the line for state and local taxes and other, net, for 2005 is a $1.8 million credit from resolution of tax contingencies related to certain foreign tax liabilities we recorded in prior years.
4. DEBT
Long-term Debt consisted of the following:

	December 31,
(in thousands)	2005	2004

6.72% Senior Notes	$100,000	$100,000
Revolving credit facility	74,000	41,000
Other	—	1,172

Long-term Debt	$174,000	$142,172

We have $100 million aggregate principal amount of 6.72% Senior Notes outstanding and scheduled to be paid in five equal annual installments beginning September 2006.
We have a $250 million revolving credit facility (the “Credit Agreement”) that expires in January 2008. We pay a facility fee ranging from .20% to .30% per annum, depending on our debt-to-capitalization ratio, on the banks’ commitments. Under the Credit Agreement, we have the option to borrow at the London Interbank Offered Rate (“LIBOR”) plus a margin ranging from .55% to 1.075%, depending on our debt-to-capitalization ratio, or at the agent bank’s prime rate. At December 31, 2005, we had $74 million of borrowings outstanding under the Credit Agreement and $176 million available for borrowing. The weighted average interest rates on our outstanding borrowings were 6.1% and 5.4% at December 31, 2005 and 2004, respectively.
Scheduled maturities of Long-term Debt outstanding as of December 31, 2005 were as follows:

	6.72%	Revolving
(in thousands)	Notes	Credit	Total

2006	$20,000	$—	$20,000
2007	20,000	—	20,000
2008	20,000	74,000	94,000
2009	20,000	—	20,000
Thereafter	20,000	—	20,000

Total	$100,000	$74,000	$174,000

Maturities in 2006 are not classified as current as of December 31, 2005, since we are able to extend the maturity by reborrowing under the revolving credit facility with a maturity date after one year.
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
We made cash interest payments of $10.2 million, $8.3 million and $8.0 million in the years ended December 31, 2005, 2004 and 2003, respectively. We capitalized interest charges of $0.1 and $0.4 million in the years ended December 31, 2005 and 2004, respectively, as part of construction-in-progress.
5. COMMITMENTS AND CONTINGENCIES
Lease Commitments
At December 31, 2005, we occupied several facilities under noncancellable operating leases expiring at various dates through 2091. Future minimum rentals under these leases are as follows:

(in thousands)

2006	$8,341
2007	7,017
2008	6,094
2009	5,651
2010	4,984
Thereafter	22,551

Total Lease Commitments	$54,638

Rental expense, which includes hire of vessels, specialized equipment and real estate rental, was approximately $38 million, $26 million and $18 million for the years ended December 31, 2005, 2004 and 2003, respectively.
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
Litigation
Various actions and claims are pending against us, most of which are covered by insurance. Although we cannot predict the ultimate outcome of these matters, we believe the ultimate liability, if any, that may result from these actions and claims will not materially affect our financial position or results of operations.

Letters of Credit
We had $16 million and $24 million in letters of credit outstanding as of December 31, 2005 and 2004, respectively, as guarantees in force for self-insurance requirements and various performance and bid bonds, which are usually for the duration of the applicable contract.
Financial Instruments and Risk Concentration
In the normal course of business, we manage risks associated with foreign exchange rates and interest rates through a variety of strategies, including the use of hedging transactions. As a matter of policy, we do not use derivative instruments unless there is an underlying exposure. We do not use derivative instruments for trading or speculative purposes. At December 31, 2005, we did not have any derivative financial instruments in place.
Other financial instruments that potentially subject us to concentrations of credit risk are principally cash and cash equivalents and accounts receivable. The carrying values of cash and cash equivalents and bank borrowings approximate their fair values due to the short maturity of those instruments or the short-term duration of the associated interest rate periods. Accounts receivable are generated from a broad group of customers, primarily from within the energy industry, which is our major source of revenue. Due to their short-term nature, carrying values of our accounts receivable and accounts payable approximate fair market value.
We estimated the fair value of our $100 million of 6.72% Senior Notes to be $102 million as of December 31, 2005. We arrived at this estimate by computing the present value of the future principal and interest payments using a yield-to-maturity interest rate for securities of similar quality and term.
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
The table that follows presents Revenue, Income from Operations, Depreciation and Amortization Expense and Equity Earnings (Losses) of Unconsolidated Affiliates by business segment:

	Year Ended December 31,
(in thousands)	2005	2004	2003

Revenue

Oil and Gas
Remotely Operated Vehicles	$315,178	$223,914	$160,359
Subsea Products	239,039	160,410	107,540
Subsea Projects	121,628	70,254	68,796
Mobile Offshore Production Systems	50,091	49,387	46,836
Inspection	154,857	145,691	136,599

Total Oil and Gas	880,793	649,656	520,130
Advanced Technologies	117,750	130,525	119,119

Total	$998,543	$780,181	$639,249

Income from Operations

Oil and Gas
Remotely Operated Vehicles	$68,962	$48,397	$34,925
Subsea Products	13,941	10,891	4,466
Subsea Projects	26,219	5,472	6,626
Mobile Offshore Production Systems	16,796	16,565	15,712
Inspection	7,946	4,564	5,246

Total Oil and Gas	133,864	85,889	66,975
Advanced Technologies	12,539	17,515	15,067
Unallocated Expenses	(52,334)	(39,540)	(28,045)

Total	$94,069	$63,864	$53,997

Depreciation and Amortization Expense

Oil and Gas
Remotely Operated Vehicles	$39,837	$32,605	$27,175
Subsea Products	11,992	8,184	7,210
Subsea Projects	6,938	6,107	5,274
Mobile Offshore Production Systems	11,612	11,054	10,415
Inspection	5,100	4,608	4,103

Total Oil and Gas	75,479	62,558	54,177
Advanced Technologies	2,305	2,100	2,004
Unallocated Expenses	1,829	961	782

Total	$79,613	$65,619	$56,963

Equity Earnings (Losses) of Unconsolidated Affiliates

Oil and Gas
Remotely Operated Vehicles	$38	$1,071	$859
Mobile Offshore Production Systems	10,082	8,171	(65)

Total Oil and Gas	10,120	9,242	794
Advanced Technologies	290	(3,132)	(754)

Total	$10,410	$6,110	$40

The following tables present Assets, Goodwill and Capital Expenditures by business segment as of and for the periods indicated:

	December 31,
(in thousands)	2005	2004

Assets
Oil and Gas
Remotely Operated Vehicles	$314,989	$254,020
Subsea Products	271,046	184,473
Subsea Projects	88,284	81,582
Mobile Offshore Production Systems	133,698	132,534
Inspection	54,510	62,459

Total Oil and Gas	862,527	715,068
Advanced Technologies	46,234	50,636
Corporate and Other	80,807	53,960

Total	$989,568	$819,664

Goodwill
Oil and Gas
Remotely Operated Vehicles	$25,181	$23,421
Subsea Products	37,218	17,950
Inspection	11,755	11,152

Total Oil and Gas	74,154	52,523
Advanced Technologies	10,454	10,454

Total	$84,608	$62,977

	Year Ended December 31,
(in thousands)	2005	2004	2003

Capital Expenditures
Oil and Gas
Remotely Operated Vehicles	$56,102	$86,250	$22,320
Subsea Products	64,680	44,311	26,629
Subsea Projects	4,671	4,063	5,828
Mobile Offshore Production Systems	3,071	2,242	1,043
Inspection	5,675	4,595	30,710

Total Oil and Gas	134,199	141,461	86,530
Advanced Technologies	3,067	1,170	12,047
Corporate and Other	5,003	10,553	1,793

Total	$142,269	$153,184	$100,370

Income from operations for each business segment is determined before interest income or expense, other income (expense), minority interests and provision for income taxes. An allocation of these items is not considered practical. All assets specifically identified with a particular business segment have been segregated. Cash and cash equivalents, certain inventory and other current assets, certain investments and other assets have not been allocated to particular business segments and are included in Corporate and Other.
No individual customer accounted for more than 10% of our consolidated revenue in any of the years ended December 31, 2005, 2004 or 2003.

Geographic Operating Areas
The following table summarizes certain financial data by geographic area:

	Year Ended December 31,
(in thousands)	2005	2004	2003

Revenue
United States	$410,291	$339,682	$305,444
United Kingdom	162,138	115,210	105,991
West Africa	130,799	96,617	77,643
Norway	129,250	76,090	36,019
Australia	30,266	43,018	29,543
Brazil	37,804	25,651	16,901
Canada	16,092	4,828	3,900
Indonesia	12,352	13,429	14,537
Other Asia	54,107	51,801	28,882
Other	15,444	13,855	20,389

Total	$998,543	$780,181	$639,249

Long-Lived Assets
United States	$336,381	$286,452	$225,955
Europe	75,441	85,478	80,014
West Africa	55,069	49,279	21,730
Asia	12,141	16,079	13,711
Australia	55,171	62,631	69,752
Brazil	21,641	25,673	14,877
Other	17,795	—	—

Total	$573,639	$525,592	$426,039

Revenue is based on location where services are performed and facility location for products.
7. ACCRUED LIABILITIES AND OTHER LONG-TERM LIABILITIES
Accrued liabilities and other long-term liabilities consisted of the following:

	December 31,
(in thousands)	2005	2004

Accrued Liabilities:
Payroll and related costs	$69,387	$47,170
Accrued job costs	33,341	28,788
Self-insurance reserves for claims expected to be paid within one year	6,672	6,351
Billings in excess of revenue recognized	14,869	16,122
Other	17,899	14,046

Total Accrued Liabilities	$142,168	$112,477

Other Long-Term Liabilities:
Deferred income taxes	$14,905	$14,532
Self-insurance reserves not expected to be paid within one year	5,498	5,669
Accrued defined benefit plan obligations	9,942	6,094
Supplemental Executive Retirement Plan	19,199	14,931
Minority interests and other	7,239	11,157

Total Other Long-Term Liabilities	$56,783	$52,383

8. EMPLOYEE BENEFIT PLANS AND SHAREHOLDER RIGHTS PLAN
Retirement Investment Plans
We have several employee retirement investment plans that, taken together, cover most of our full-time employees. The Oceaneering Retirement Investment Plan is a 401(k) plan in which U.S. employees may participate by deferring a portion of their gross monthly salary and directing us to contribute the deferred amount to the plan. We match a portion of the employees’ deferred compensation. Our contributions to the 401(k) plan were $5.8 million, $5.3 million and $4.7 million for the plan years ended December 31, 2005, 2004 and 2003, respectively.
We also make matching contributions to other foreign employee savings plans similar in nature to a 401(k). In 2005 and 2004, these contributions, principally related to plans associated with U.K. and Norwegian subsidiaries were $2.7 million and $1.9 million, respectively.
The Oceaneering International, Inc. Supplemental Executive Retirement Plan covers selected key management employees and executives, as approved by the Compensation Committee of our Board of Directors (the “Compensation Committee”). Under this plan, we accrue an amount determined as a percentage of the participant’s gross monthly salary and the amounts accrued are treated as if they are invested in one or more investment vehicles pursuant to this plan. Expenses related to this plan during the years ended December 31, 2005, 2004 and 2003 were $2.0 million, $2.3 million and $2.3 million, respectively.
Incentive and Stock Option Plans
Under the 2005 Incentive Plan (“Incentive Plan”), a total of 1,200,000 shares of our common stock was made available for awards to employees and nonemployee members of our Board of Directors.
The Incentive Plan is administered by the Compensation Committee; however, the full Board of Directors makes determinations regarding awards to nonemployee directors under the Incentive Plan. The Compensation Committee or Board, as applicable, determines the type or types of award(s) to be made to each participant and sets forth in the related award agreement the terms, conditions and limitations applicable to each award. Stock options, stock appreciation rights and stock and cash awards may be made under the Incentive Plan. Options outstanding under the Incentive Plan and prior plans vest over a six-month, a three-year or a four-year period and are exercisable over a period of five, seven or ten years after the date of grant or five years after the date of vesting. Under the Incentive Plan, a stock option must have a term not exceeding seven years from the date of grant and must have an exercise price of not less than the fair market value of a share of our common stock on the date of grant. The Compensation Committee may not: (1) grant, in exchange for a stock option, a new stock option having a lower exercise price; or (2) reduce the exercise price of a stock option. In light of the new accounting principles established by SFAS 123R, which we adopted effective as of January 1, 2006, the Compensation Committee has expressed its intention to refrain from using stock options as a component of employee compensation for our executive officers and other employees for the foreseeable future, and the Board has expressed its intention to refrain from using stock options as a component of nonemployee director compensation for the foreseeable future.
Through 2005, we recognized no compensation cost for stock options as we issued no options at an option price below the fair market value of the stock at the date of the grant. See Note 1 – “Summary of Major Accounting Policies – Stock-Based Compensation” for fair market values and pro forma financial effects had compensation cost for these stock options been determined based on fair value.

Information regarding option plans is as follows:

	Shares	Weighted
	under	Average
	Option	Exercise Price
Balance at December 31, 2002	1,977,975	$21.23
Granted	843,600	23.10
Exercised	(296,500)	15.37
Forfeited	(34,700)	23.15

Balance at December 31, 2003	2,490,375	22.53
Granted	323,550	36.36
Exercised	(1,260,925)	21.58
Forfeited	(43,950)	23.11

Balance at December 31, 2004	1,509,050	26.28
Granted	42,000	33.80
Exercised	(847,475)	25.48
Forfeited	(46,850)	26.10

Balance at December 31, 2005	656,725	$27.82

The following table provides information about the options outstanding at December 31, 2005.

	Outstanding			Exercisable
		Weighted
	Number of	Average	Weighted	Number of	Weighted
Range of	Shares at	Remaining	Average	Shares at	Average
Exercise	December 31,	Contractual	Exercise	December 31,	Exercise
Prices	2005	Life (years)	Price	2005	Price
$7.50 – 23.82	293,075	2.40	$22.72	121,675	$22.49
$23.83 – 29.81	144,750	1.90	$26.29	139,100	$26.19
$29.82 – 37.27	218,900	4.30	$35.66	218,900	$35.66
Restricted Stock Plan Information
During the year ended December 31, 2004, the Compensation Committee granted restricted units of our common stock to certain of our key executives and employees. No restricted common stock units or restricted common stock were granted in 2005 or 2003. These grants are subject to earning requirements on the basis of a percentage change between the price of our common stock versus the average of the common stock price of a peer group of companies over a two-year period. Up to one-half of the grants made in 2004 may be earned each year depending on our cumulative common stock performance, with any amount earned subject to vesting in five equal installments over a five-year period, conditional upon continued employment. At the time of vesting of a restricted common stock unit, the participant will be issued a share of our common stock for each common stock unit vested. At the time of each vesting, a participant receives a tax-assistance payment. As of December 31, 2005, all of the grants made in 2004 had been earned. As of December 31, 2005, 508,350 shares or units of restricted stock were outstanding and unvested under this and former, similar grants, all of which were earned, subject to vesting requirements. The numbers and weighted average grant date fair values of restricted stock units granted in 2004 were 22,000 and $30.49. Compensation expense under the restricted stock plans was $8.8 million, $10.5 million and $8.2 million for the years ended December 31, 2005, 2004 and 2003, respectively. Each grantee of shares of restricted common stock mentioned in this paragraph is deemed to be the record owner of those shares during the restriction period, with the right to vote and receive any dividends on those shares. The restricted stock units granted in 2004 carry no voting or dividend rights.
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
Post-Employment Benefit
In November 2001, we entered into an agreement with our Chairman and Chief Executive Officer (the “Chairman”). The agreement provides for a specific employment period with us through August 15, 2006, followed by a specific service period ending no later than August 15, 2011, during which the Chairman, acting as an independent contractor, has agreed to serve as nonexecutive Chairman of our Board of Directors if requested to serve in that capacity by our Board of Directors. The agreement provides the Chairman with a post-employment benefit of ten years following his services to us. The agreement also provides for medical coverage on an after-tax basis to the Chairman, his spouse and children during his employment with us, and, under certain circumstances, thereafter for their lives. We are recognizing the net present value of the post-employment benefits over the expected service period. Our accrued liability under this post-employment benefit was $4.6 million and $2.0 million at December 31, 2005 and 2004, respectively. If the service period is reduced or terminated under circumstances entitling the Chairman to these post-employment benefits, we will recognize the previously unaccrued benefits.

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
(in thousands, except per share data)

	Year Ended December 31, 2005
Quarter Ended	March 31	June 30	Sept. 30	Dec. 31	Total

Revenue	$210,737	$235,970	$263,111	$288,725	$998,543
Gross profit	33,203	40,567	49,334	56,176	179,280
Income from operations	14,493	20,660	28,335	30,581	94,069
Net income	10,592	14,673	17,714	19,701	62,680
Diluted earnings per share	$0.40	$0.55	$0.66	$0.72	$2.34
Weighted average number of common shares and equivalents	26,510	26,582	26,921	27,282	26,824

	Year Ended December 31, 2004
Quarter Ended	March 31	June 30	Sept. 30	Dec. 31	Total

Revenue	$166,628	$194,653	$192,862	$226,038	$780,181
Gross profit	25,634	32,869	34,205	39,095	131,803
Income from operations	8,957	16,831	18,719	19,357	63,864
Net income	4,830	10,912	12,846	11,712	40,300
Diluted earnings per share	$0.19	$0.43	$0.50	$0.45	$1.57
Weighted average number of common shares and equivalents	25,378	25,589	25,871	25,903	25,685

Exhibit Index

* 3.01	Restated Certificate of Incorporation	1-10945	10-K	Dec. 2000	3.01
* 3.02	Amended and Restated By-Laws	1-10945	10-K	Dec. 2002	3.02
* 4.01	Specimen of Common Stock Certificate	1-10945	10-K	March 1993	4(a)
* 4.02	Amended and Restated Shareholder Rights Agreement dated as of November 16, 2001	1-10945	8-K	Nov. 2001	4.1
* 4.03	Note Purchase Agreement dated as of September 8, 1998 relating to $100,000,000 6.72% Senior Notes due September 8, 2010	1-10945	10-Q	Sept. 1998	4.01
* 4.04	Amended and Restated Credit Agreement ($250,000,000 Revolving Credit Facility with Accordion to $300,000,000) dated as of January 2, 2004	1-10945	10-K	Dec. 2003	4.05
We and certain of our consolidated subsidiaries are parties to debt instruments under which the total amount of securities authorized does not exceed 10% of our total consolidated assets. Pursuant to paragraph 4(iii)(A) of Item 601(b) of Regulation S-K, we agree to furnish a copy of those instruments to the Securities and Exchange Commission on request.

* 10.01	Defined Contribution Master Plan and Trust Agreement and Adoption Agreement for the Oceaneering International, Inc. Retirement Investment Plan	1-10945	10-K	Dec. 2001	10.01
* 10.02+	Service Agreement dated as of November 16, 2001 between Oceaneering and John R. Huff	1-10945	10-K	Dec. 2001	10.02
* 10.03+	2002 Non-Executive Incentive Plan	1-10945	10-Q	Sept. 2002	10.03
* 10.04+	Amended and Restated Supplemental Executive Retirement Plan	1-10945	10-Q	Sept. 2002	10.02
* 10.05+	1999 Restricted Stock Award Incentive Agreements dated August 19, 1999	1-10945	10-Q	Sept. 1999	10.1
* 10.06+	Change of Control Agreements dated as of November 16, 2001 between Oceaneering and John R. Huff, T. Jay Collins, Marvin J. Migura, M. Kevin McEvoy and George R. Haubenreich, Jr., respectively	1-10945	10-K	Dec. 2001	10.06
* 10.07+	1999 Bonus Restricted Stock Award Agreements	1-10945	10-K/A	March 2000	10.20
* 10.08+	1999 Incentive Plan	1-10945	10-K	March 2000	10.08
10.09+	Oceaneering International, Inc. 2005 Cash Bonus Award Program
* 10.10+	1990 Long-Term Incentive Plan	33-36872	S-8	Sept. 1990	4(f)
* 10.11+	1990 Nonemployee Directors Stock Option Plan	33-36872	S-8	Sept. 1990	4(g)
* 10.12+	Form of Indemnification Agreement dated November 16, 2001 between Oceaneering and each of its Directors, Marvin J. Migura, M. Kevin McEvoy and George R. Haubenreich, Jr.	1-10945	10-K	Dec. 2001	10.12
* 10.13+	Non-qualified Stock Option Award Agreements under the

	2002 Incentive Plan with John R. Huff, T. Jay Collins, Marvin J. Migura, M. Kevin McEvoy, George R. Haubenreich, Jr. and John L. Zachary	1-10945	10-Q	Sept. 2002	10.05
* 10.14+	1996 Incentive Plan of Oceaneering International, Inc.	1-10945	10-Q	Sept. 1996	10.02
* 10.15+	1996 Restricted Stock Award Incentive Agreements dated August 23, 1996	1-10945	10-Q	Sept. 1996	10.03
* 10.16+	1997 Bonus Restricted Stock Award Agreements dated April 22, 1997	1-10945	10-K	March 1997	10.20
* 10.17+	Amendment No. 1 to 1990 Nonemployee Director Stock Option Plan	1-10945	10-K	March 1999	10.19
* 10.18+	1998 Bonus Restricted Stock Award Agreements	1-10945	10-K	March 1999	10.20
* 10.19+	2002 Incentive Plan	1-10945	10-Q	June 2002	10.01
* 10.20+	Amended and Restated 2002 Restricted Stock Unit Award Agreements with John R. Huff, T. Jay Collins, Marvin J. Migura, M. Kevin McEvoy, George R. Haubenreich, Jr. and John L. Zachary	1-10945	10-Q	Sept. 2002	10.04
* 10.21+	2005 Incentive Plan	333-124947	S-8	May 2005	4.5
* 10.22+	Form of 2006 Employee Restricted Stock Unit Agreement for John R. Huff, T. Jay Collins, Marvin J. Migura, M. Kevin McEvoy, George R. Haubenreich, Jr., and John L. Zachary	1-10945	8-K	Feb. 2006	10.1
* 10.23+	Form of 2006 Performance Unit Agreement for John R. Huff, T. Jay Collins, Marvin J. Migura, M. Kevin McEvoy, George R. Haubenreich, Jr., and John L. Zachary	1-10945	8-K	Feb. 2006	10.2
* 10.24+	2006 Performance Award: Goals and Measures, relating to the form of 2006 Performance Unit Agreement	1-10945	8-K	Feb. 2006	10.3
* 10.25+	Form of 2006 Nonemployee Director Restricted Stock Agreement	1-10945	8-K	Feb. 2006	10.4
12.02	Statement showing Computation of Ratio of Earnings to Fixed Charges
21.01	Subsidiaries of Oceaneering
23.01	Consent of Independent Registered Public Accounting Firm
31.01	Rule 13a – 14(a)/15d – 14(a) certification of Chief Executive Officer
31.02	Rule 13a – 14(a)/15d – 14(a) certification of Chief Financial Officer
32.01	Section 1350 certification of Chief Executive Officer
32.02	Section 1350 certification of Chief Financial Officer

*	Indicates exhibit previously filed with the Securities and Exchange Commission as indicated and incorporated herein by reference.

+	Indicates management contract or compensatory plan or arrangement.