Form 10-Q
period 2006-03-31
OCEANEERING INTERNATIONAL INC
filed 2006-05-09
CIK 73756

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐, No ☑.
The number of shares of the registrant’s common stock outstanding as of May 2, 2006 was 26,878,194.

Oceaneering International, Inc.
Form 10-Q
Index

Part I	Financial Information

Item 1.	Financial Statements.
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
Item 4.	Controls and Procedures.

Part II	Other Information

Item 6.	Exhibits.

Signatures

Index to Exhibits
2006 Annual Cash Bonus Award Program
Rule 13a-14(a)/15d-14(a) Certification by John R. Huff
Rule 13a-14(a)/15d-14(a) Certification by Marvin J. Migura
Section 1350 Certification by John R. Huff
Section 1350 Certification by Marvin J. Migura

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands)

	March 31,	Dec. 31,
	2006	2005
ASSETS

Current Assets:
Cash and cash equivalents	$39,386	$26,308
Accounts receivable, net of allowances for doubtful accounts of $112 and $112	276,095	269,497
Inventory and other	119,106	98,428

Total Current Assets	434,587	394,233

Property and Equipment, at cost	888,240	842,258
Less: Accumulated Depreciation	451,078	433,057

Net Property and Equipment	437,162	409,201

Goodwill	85,113	84,608
Investments in Unconsolidated Affiliates	63,807	61,598
Other	41,297	39,928

TOTAL ASSETS	$1,061,966	$989,568

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$84,857	$64,306
Accrued liabilities	143,336	142,168
Income taxes payable	24,531	16,193

Total Current Liabilities	252,724	222,667

Long-term Debt	180,000	174,000
Other Long-term Liabilities	60,747	56,783
Commitments and Contingencies
Shareholders’ Equity	568,495	536,118

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,061,966	$989,568

The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(in thousands, except per share amounts)

	For the Three Months Ended
	March 31,
	2006	2005
Revenue	$289,509	$210,737

Cost of Services and Products	229,192	177,534

Gross Margin	60,317	33,203

Selling, General and Administrative Expense	22,353	18,710

Income from Operations	37,964	14,493

Interest Income	68	61

Interest Expense, net of amounts capitalized	(2,791)	(2,194)

Equity Earnings of Unconsolidated Affiliates	4,354	4,092

Other Income (Expense), net	5	(30)

Income before Income Taxes	39,600	16,422

Provision for Income Taxes	14,098	5,830

Net Income	$25,502	$10,592

Basic Earnings per Share	$0.95	$0.41

Diluted Earnings per Share	$0.93	$0.40

Weighted Average Number of Common Shares	26,773	25,754

Incremental Shares from Stock Options and Restricted Stock	615	756

Weighted Average Number of Common Shares and Equivalents	27,388	26,510
The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	For the Three Months Ended
	March 31,
	2006	2005
Cash Flows from Operating Activities:

Net income	$25,502	$10,592

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,595	18,229
Noncash compensation and other	2,858	939
Undistributed earnings of unconsolidated affiliates	(2,209)	(3,859)
Increase (decrease) in cash from:
Accounts receivable	(6,598)	(150)
Inventory and other current assets	(20,678)	(5,252)
Other assets	(2,230)	207
Current liabilities	30,556	3,882
Other long-term liabilities	3,964	(1,337)

Total adjustments to net income	25,258	12,659

Net Cash Provided by Operating Activities	50,760	23,251

Cash Flows from Investing Activities:
Business acquisitions, net of cash acquired	—	208
Purchases of property and equipment and other	(45,508)	(19,930)

Net Cash Used in Investing Activities	(45,508)	(19,722)

Cash Flows from Financing Activities:
Net proceeds of revolving credit and other long-term debt	6,000	5,709
Proceeds from issuance of common stock	1,327	3,051
Excess tax benefits from stock option exercises	499	567

Net Cash Provided by Financing Activities	7,826	9,327

Net Increase in Cash and Cash Equivalents	13,078	12,856

Cash and Cash Equivalents — Beginning of Period	26,308	16,781

Cash and Cash Equivalents — End of Period	$39,386	$29,637

The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1.	Basis of Presentation and Significant Accounting Policies
We have prepared these unaudited consolidated financial statements pursuant to instructions for the quarterly report on Form 10-Q, which we are required file with the Securities and Exchange Commission. These financial statements do not include all information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles. These financial statements reflect all adjustments that we believe are necessary to present fairly our financial position at March 31, 2006 and our results of operations and cash flows for the periods presented. All such adjustments are of a normal and recurring nature. The financial statements should be read in conjunction with the consolidated financial statements and related notes included in our annual report on Form 10-K for the year ended December 31, 2005. The results for interim periods are not necessarily indicative of annual results.
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
Stock-Based Compensation
In December 2004, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized over their service (vesting) periods in the income statement based on their estimated fair values. SFAS 123R became effective for most U.S. public companies, including us, on January 1, 2006. This statement applies to all awards granted after the required effective date and to awards modified, repurchased or canceled after that date, as well as the unvested portion of awards granted prior to the effective date of SFAS 123R. We have adopted the modified prospective transition method to apply SFAS 123R. Under this transition method, we recognized compensation costs relative to:
•	stock options, restricted stock and restricted stock units granted, but not yet vested, prior to January 1, 2006 based on the grant-date fair value estimated in accordance with SFAS 123, “Accounting for Stock-Based Compensation”; and

•	restricted stock units granted in 2006 representing 116,000 shares.
We have not restated results for prior periods.
Our restricted stock and restricted stock unit awards granted before January 1, 2006 were subject to market conditions. These market conditions were met before January 1, 2006. All of our share-based compensation awards are and have been subject to service conditions. Information relative to the number of awards outstanding and their weighted average exercise price is in Note 8 to the consolidated financial statements included in our in our Annual Report on Form 10-K for the year ended December 31, 2005. During the quarter ended March 31, 2006, holders exercised 65,175 stock options with an estimated intrinsic value at the time of exercise of $1.8 million. During the quarter ended March 31, 2006, we granted 116,000 restricted stock units, and our common stock price on the date of the grants was $57.33.
Under the provisions of SFAS 123R, our stock-based compensation expense for the three months ended March 31, 2006 was $926,000, of which $816,000 related to outstanding restricted stock and restricted stock unit grants and $110,000 related to unvested outstanding stock option grants. Expenses related to tax-assistance liabilities were $2,218,000 and $700,000 for the periods ended March 31, 2006 and 2005, respectively, under restricted stock and restricted stock units granted prior to January 1, 2006. The restricted stock units granted in 2006 do not contain tax-assistance provisions. We estimate that stock-based compensation cost not yet recognized related to restricted stock and restricted stock unit grants, based on their grant-date fair value, was $9.3 million at March 31, 2006. This expense is being recognized on a staged-vesting basis over the next four years. Stock-based compensation expense not yet recognized pursuant to stock option grants as of March 31, 2006, based on the grant-date fair value, was $227,000, substantially all of which will be recognized on a straight-line basis by the end of 2006.
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

Before January 1, 2006, we used the intrinsic value method of accounting established by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”) to account for our stock-based compensation programs. Accordingly, we did not recognize any compensation expense when the exercise price of an employee stock option was equal to the market price per share of our common stock on the grant date. The unvested portion of existing option grants caused us to recognize $110,000 more stock-based compensation expense for the quarter ended March 31, 2006 than we would have recognized under APB 25. The following illustrates the pro forma effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS 123R to the three-month period ended March 31, 2005 (in thousands, except per share amounts):

Net Income:
As reported	$10,592
Employee stock-based compensation included in net income, net of income tax benefit	1,045
Pro forma compensation expense determined under fair value methods for all awards, net of income tax benefit	(2,025)

Pro forma	$9,612

Reported earnings per common share:
Basic	$0.41

Diluted	$0.40

Pro forma earnings per common share:
Basic	$0.37

Diluted	$0.36

For purposes of these pro forma disclosures, we estimated the fair value of each option grant as of the date of grant using a Black-Scholes option pricing model. The estimated fair value of the options was amortized to pro forma expense over the expected average lives of the options. We believe the pro forma expense for the three-month period ended March 31, 2005 provides a reasonable approximation of the stock-based compensation expense that would have been recorded in our consolidated statements of income under SFAS 123R.
2.	Investments in Unconsolidated Affiliates
Our investments in unconsolidated affiliates consisted of the following:

	March 31,	Dec. 31,
	2006	2005
	(in thousands)
Medusa Spar LLC	$59,741	$57,440
Smit-Oceaneering Cable Systems LLC	2,719	2,811
Other	1,347	1,347

Total	$63,807	$61,598

We own a 50% equity interest in Medusa Spar LLC. Medusa Spar LLC owns a 75% interest in a production spar platform, which is currently located at the site of the Medusa field in the Gulf of Mexico. Medusa Spar LLC’s revenue is derived from processing oil and gas production for a fee based on the volumes processed through the platform (“throughput”). The majority working interest owner of the Medusa field has committed to deliver a minimum throughput, which we expect will generate sufficient revenue to repay Medusa Spar LLC’s bank debt. Medusa Spar LLC financed its acquisition of its 75% interest in the production spar platform using approximately 50% debt and 50% equity from its equity holders. We believe our maximum exposure to loss from our investment in Medusa Spar LLC is our current carrying value of $59.7 million. Medusa Spar LLC is a variable interest entity. As we are not the primary beneficiary under FASB Interpretation Number 46, Consolidation of Variable Interest Entities, we are accounting for our investment in Medusa Spar LLC under the equity method of accounting. Equity earnings from Medusa Spar LLC reflected in our financial statements are after amortization of our initial acquisition costs. The following are summarized 100% statements of operations of Medusa Spar LLC.

	For the Three Months Ended
	March 31,
	2006	2005
	(in thousands)
Medusa Spar LLC
Condensed Statements of Operations
Revenue	$11,033	$11,133
Depreciation	(2,369)	(2,369)
General and administrative	(16)	(16)
Interest	(491)	(652)

Net Income	$8,157	$8,096

Equity earnings reflected in our financial statements	$4,034	$4,009

3.	Inventory and Other Current Assets
Our inventory and other current assets consisted of the following:

	March 31,	Dec. 31,
	2006	2005
	(in thousands)
Inventory of spare parts for remotely operated vehicles	$43,355	$38,981
Other inventory, primarily raw materials	53,498	39,924
Deferred taxes	11,486	9,091
Other	10,767	10,432

Total	$119,106	$98,428

Inventory is stated at the lower of cost or market. We determine cost using the weighted-average method.
4.	Debt
Our long-term debt consisted of the following:

	March 31,	Dec. 31,
	2006	2005
	(in thousands)
6.72% Senior Notes	$100,000	$100,000
Revolving credit facility	80,000	74,000

Total	$180,000	$174,000

Scheduled maturities of our long-term debt as of March 31, 2006 were as follows:

	6.72%	Revolving
	Notes	Credit	Total
	(in thousands)
Remainder of 2006	$20,000	$—	$20,000
2007	20,000	—	20,000
2008	20,000	80,000	100,000
2009	20,000	—	20,000
2010	20,000	—	20,000
Thereafter	—	—	—

Total	$100,000	$80,000	$180,000

Maturities through March 31, 2007 are not classified as current as of March 31, 2006, since we can extend the maturity by reborrowing under the revolving credit facility with a maturity date after one year. We capitalized interest charges of $47,000 in the three-month period ended March 31, 2006, as part of construction-in-progress.
5.	Shareholders’ Equity and Comprehensive Income
Our shareholders’ equity consisted of the following:

	March 31,	Dec. 31,
	2006	2005
	(in thousands)
Common Stock, par value $0.25; 90,000,000 shares authorized; 26,859,869 and 26,779,444 shares issued	$6,715	$6,695
Additional paid-in capital	182,472	179,132
Retained earnings	373,532	348,031
Other comprehensive income	5,776	2,260

Total	$568,495	$536,118

Comprehensive income is the total of net income and all nonowner changes in equity. The amounts of comprehensive income for the periods indicated are as follows:

	For the Three Months Ended
	March 31,
	2006	2005
	(in thousands)
Net Income per Consolidated Statements of Income	$25,502	$10,592
Foreign Currency Translation Gains (Losses)	2,904	(4,123)
Change in Minimum Pension Liability Adjustment, net of tax	566	627
Change in Fair Value of Hedge, net of tax	46	531

Total	$29,018	$7,627

Amounts comprising other elements of comprehensive income in Shareholders’ Equity are as follows:

	March 31,	Dec. 31,
	2006	2005
	(in thousands)
Accumulated Net Foreign Currency Translation Adjustments	$7,195	$4,291
Minimum Pension Liability Adjustment	(1,983)	(2,549)
Fair Value of Hedge	564	518

Total	$5,776	$2,260

6.	Income Taxes
During interim periods, we provide for income taxes at our estimated annual effective tax rate, currently 35.6% for 2006, using assumptions as to (1) earnings and other factors that would affect the tax calculation for the remainder of the year and (2) the operations of foreign branches and subsidiaries that are subject to local income and withholding taxes.
We paid cash taxes of $4.7 million and $6.2 million for the three-month periods ended March 31, 2006 and 2005, respectively.
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
There are no differences in the basis of segmentation or in the basis of measurement of segment profit or loss from those used in our consolidated financial statements for the year ended December 31, 2005. The following summarizes certain financial data by business segment:

	For the Three Months Ended
	March 31,	March 31,	Dec. 31,
	2006	2005	2005
	(in thousands)
Revenue
Oil and Gas
ROVs	$88,947	$67,616	$86,206
Subsea Products	84,518	40,678	83,893
Subsea Projects	41,120	24,478	43,663
Mobile Offshore Production Systems	13,332	11,363	13,083
Inspection	33,423	36,932	34,490

Total Oil and Gas	261,340	181,067	261,335
Advanced Technologies	28,169	29,670	27,390

Total	$289,509	$210,737	$288,725

Gross Margins
Oil and Gas
ROVs	$26,584	$16,715	$18,715
Subsea Products	18,790	2,559	18,245
Subsea Projects	13,330	4,950	13,612
Mobile Offshore Production Systems	4,202	4,348	5,100
Inspection	5,361	4,436	4,077

Total Oil and Gas	68,267	33,008	59,749
Advanced Technologies	3,539	5,914	3,727
Unallocated Expenses	(11,489)	(5,719)	(7,300)

Total	$60,317	$33,203	$56,176

Income from Operations
Oil and Gas
ROVs	$22,205	$13,081	$14,319
Subsea Products	12,561	(2,143)	11,636
Subsea Projects	11,938	3,806	12,275
Mobile Offshore Production Systems	3,984	3,929	4,780
Inspection	2,189	1,234	234

Total Oil and Gas	52,877	19,907	43,244
Advanced Technologies	1,611	3,976	1,431
Unallocated Expenses	(16,524)	(9,390)	(14,094)

Total	$37,964	$14,493	$30,581

We generate a material amount of our consolidated revenue from contracts for marine services and inspection services in the Gulf of Mexico and North Sea, which are usually more active from April through November compared to the rest of the year. In the periods presented, Subsea Projects had higher-than-normal revenue due to inspection and repair work made necessary by severe hurricanes in the Gulf of Mexico. In the remainder of 2006, we expect our Subsea Projects and ROV segments to continue to benefit from inspection and repair work made necessary by the hurricanes. Revenues in our Mobile Offshore Production Systems, Subsea Products and Advanced Technologies segments are generally not seasonal.

8.	Business Acquisition
On June 30, 2005, we acquired Grayloc Products, L.L.C., an oil and gas industry supplier of high performance clamp connectors used in production manifold, flowline and valve installations, for $42 million. Grayloc Products’ results are included in our Subsea Products segment.
We are accounting for this business acquisition using the purchase method of accounting, with the purchase price being allocated to the assets and liabilities acquired based on their fair market values at the date of acquisition. Goodwill associated with this acquisition as of March 31, 2006 is $22 million. We have made the purchase price allocations based on information currently available to us, and the allocations are subject to change when we obtain final asset and liability valuations. This acquisition was not material. As a result, we have not included any pro forma information relating to the acquisition in this report. The results of the business acquired are included in our consolidated statements of income from the date of acquisition.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
All statements in this quarterly report on Form 10-Q, other than statements of historical facts, including, without limitation, statements regarding our expectations about 2006 net income and segment results, our plans for future operations, our expectations about the profit contribution from our investment in Medusa Spar LLC, our expectations regarding inspection and repair work for the remainder of 2006 made necessary by hurricanes, our backlog, our anticipated tax rate for 2006 and industry conditions, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to various risks, uncertainties and assumptions, including those we have referred to under the headings “Risk Factors” and “Cautionary Statement Concerning Forward-Looking Statements” in Part I of our annual report on Form 10-K for the year ended December 31, 2005. Although we believe that the expectations reflected in such forward-looking statements are reasonable, because of the inherent limitations in the forecasting process, as well as the relatively volatile nature of the industries in which we operate, we can give no assurance that those expectations will prove to be correct. Accordingly, evaluation of our future prospects must be made with caution when relying on forward-looking information.
The following discussion should be read in conjunction with the Management’s Discussion and Analysis included in our annual report on Form 10-K for the year ended December 31, 2005.
Executive Overview
We generate over 80% of our revenue from our services and products provided to the oil and gas industry. Our first quarter net income was higher than any previous quarter in our history. Compared to the fourth quarter of 2005, quarterly net income increased primarily due to improved performances from our ROV, Subsea Products and Inspection segments, and an increase in equity income from our investment in Medusa Spar LLC.
For 2006, we anticipate net income to be the highest in our history, with an improvement in our ROV, Subsea Products, Subsea Projects and Inspection results.
Critical Accounting Policies and Estimates
For information about our Critical Accounting Policies and Estimates, please refer to the discussion in our annual report on Form 10-K for the year ended December 31, 2005 under the heading “Critical Accounting Policies and Estimates” in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operation.
Liquidity and Capital Resources
We consider our liquidity and capital resources adequate to support our existing operations and capital commitments. At March 31, 2006, we had working capital of $182 million, including $39 million of cash and cash equivalents. Additionally, we had $170 million of borrowing capacity available under our revolving credit facility.
Our capital expenditures were $46 million during the three months ended March 31, 2006, as compared to $20 million during the corresponding period last year. Capital expenditures in both three-month periods included additions and upgrades to our ROV fleet to expand the fleet and replace older units we retired. In 2006, we also added an oil tanker for possible future conversion to a mobile offshore production system in the event we obtain a suitable contract.
We had no material contractual commitments for capital expenditures at March 31, 2006. We are in the process of investing $47 million to build 24 new ROVs by the end of 2006, which will increase our fleet size to approximately 190 work-class vehicles. We added two of these vehicles to our fleet during the quarter ended March 31, 2006, bringing the cumulative total to 14 of these vehicles in service by the end of March 2006.
At March 31, 2006, we had long-term debt of $180 million and a 24% debt-to-total capitalization ratio. We have $100 million of Senior Notes outstanding, to be repaid from 2006 through 2010, and $80 million outstanding under our $250 million revolving credit facility that is scheduled to expire in January 2008. The revolving credit facility has short-term interest rates that float with market rates, plus applicable spreads. We have not guaranteed any debt not reflected on our consolidated balance sheet and do not have any off-balance sheet arrangements as defined by SEC rules.
In the three-month period ended March 31, 2006, our cash and cash equivalents increased $13 million. We generated $51 million in cash from operating activities, used $46 million of cash in investing activities and obtained $8 million of cash from financing activities. The cash used in investing activities was used primarily for the capital expenditures described above, and the cash obtained from financing activities was used, along with a substantial portion of the cash provided by operating activities, to pay for those capital expenditures and to finance an increase in working capital of $10 million. The increase in working capital was the result of higher accounts receivable from higher revenue, and higher inventories in anticipation of increased Subsea Products sales and spare parts for ROVs necessitated by more units and higher utilization levels.

In September 2002, our Board of Directors authorized us to repurchase up to 3,000,000 shares of our common stock, subject to a $75 million aggregate purchase price limitation. Under this plan, we have repurchased an aggregate of 897,800 shares of common stock through March 31, 2006, at a total cost of $20 million. We have reissued all of those shares as contributions to our 401(k) plan or in connection with exercises of stock options. Although we have not made any such repurchases since April 2003, we may from time to time effect additional repurchases in accordance with the terms of the Board’s authorization, which remains in effect.
Results of Operations
We operate in six business segments. The segments are contained within two businesses — services and products provided to the oil and gas industry (“Oil and Gas”) and all other services and products (“Advanced Technologies”). Our unallocated expenses are those not associated with a specific business segment.
Consolidated revenue and margin information is as follows:

	For the Three Months Ended
	March 31,	March 31,	Dec. 31,
	2006	2005	2005
	(dollars in thousands)
Revenue	$289,509	$210,737	$288,725
Gross margin	60,317	33,203	56,176
Operating margin	37,964	14,493	30,581
Gross margin %	21%	16%	19%
Operating margin %	13%	7%	11%
We generate a material amount of our consolidated revenue from contracts for marine services and inspection services in the Gulf of Mexico and North Sea, which are usually more active from April through November compared to the rest of the year. In the periods presented, Subsea Projects had higher-than-normal revenue due to inspection and repair work made necessary by severe hurricanes in the Gulf of Mexico. In the remainder of 2006, we expect our Subsea Projects and ROV segments to continue to benefit from inspection and repair work made necessary by the hurricanes. Revenues in our Mobile Offshore Production Systems, Subsea Products and Advanced Technologies segments are generally not seasonal.

Oil and Gas
The table that follows sets forth our revenues and margins for our Oil and Gas business for the periods indicated.

	For the Three Months Ended
	March 31,	March 31,	Dec. 31,
	2006	2005	2005
		(dollars in thousands)
Remotely Operated Vehicles
Revenue	$88,947	$67,616	$86,206
Gross margin	26,584	16,715	18,715
Gross margin %	30%	25%	22%
Operating margin	22,205	13,081	14,319
Operating margin %	25%	19%	17%
Utilization %	85%	77%	85%

Subsea Products
Revenue	84,518	40,678	83,893
Gross margin	18,790	2,559	18,245
Gross margin %	22%	6%	22%
Operating margin	12,561	(2,143)	11,636
Operating margin %	15%	-5%	14%

Subsea Projects
Revenue	41,120	24,478	43,663
Gross margin	13,330	4,950	13,612
Gross margin %	32%	20%	31%
Operating margin	11,938	3,806	12,275
Operating margin %	29%	16%	28%

Mobile Offshore Production Systems
Revenue	13,332	11,363	13,083
Gross margin	4,202	4,348	5,100
Gross margin %	32%	38%	39%
Operating margin	3,984	3,929	4,780
Operating margin %	30%	35%	37%

Inspection
Revenue	33,423	36,932	34,490
Gross margin	5,361	4,436	4,077
Gross margin %	16%	12%	12%
Operating margin	2,189	1,234	234
Operating margin %	7%	3%	1%

Total Oil and Gas
Revenue	$261,340	$181,067	$261,335
Gross margin	68,267	33,008	59,749
Gross margin %	26%	18%	23%
Operating margin	52,877	19,907	43,244
Operating margin %	20%	11%	17%
Our ROV segment revenues reflect the utilization percentages of the respective periods and increased average pricing. Gross margins were favorably impacted compared to the previous quarter and the corresponding quarter of the prior year by an increase in the average revenue per day of ROV utilization. In the previous quarter, we incurred $6.1 million of writeoffs associated with retirements and obsolete components. As compared to 2005, for 2006 we expect a higher profit contribution from our ROV business segment due to increases of our fleet size, fleet utilization and pricing.
As compared to the quarter ended December 31, 2005, Subsea Products gross margin and operating income improved due to specialty hardware, particularly from sales of ROV tooling and rentals of installation workover controls systems. Compared to the quarter ended March 31, 2005, profitability improved from both our umbilical and Oceaneering Intervention Engineering operations, largely as the result of the Grayloc acquisition and higher ROV tooling and rental service sales. During the quarter we commissioned our large cabling machine at our Panama City, Florida facility, and we are currently manufacturing the first steel tube umbilical with this new equipment. We expect our 2006 Subsea Products results to improve over those of 2005 on better umbilical manufacturing results, particularly from our Brazil and Panama City plants, and higher specialty hardware sales. Our Subsea Products backlog increased from $196 million at December 31, 2005 to $222 million at March 31, 2006.
For our Subsea Projects segment, our revenue and gross margin were flat compared to the preceding quarter. Revenue and gross margin for the quarter ended March 31, 2006 were significantly higher than the corresponding quarter of the prior year due to an escalation in demand for our inspection, maintenance and repair services on the deepwater infrastructure in the Gulf of Mexico and inspection and repair work related to hurricane damage. We believe our Subsea Projects segment results for the full-year 2006 will be higher than those achieved in 2005, as the hurricane inspection and repair work continues.
Our Mobile Offshore Production Systems three main assets were working under the same contracts as in 2005. We expect lower margins beginning in the second quarter of 2006 as a result of a lower dayrate going into effect in mid-May for the use of the Ocean Legend, as per the renewal option terms in the existing contract.
Compared to the corresponding period of 2005, our Inspection margins increased as a result of our efforts to provide more value-added services and to reduce our operating expenses. Inspection margins increased from the prior quarter from normal seasonality. We expect an improvement in margins for the full-year 2006 as compared to 2005, as a result of operational improvements.
Advanced Technologies
Revenue and margin information is as follows:

	For the Three Months Ended
	March 31,	March 31,	Dec. 31,
	2006	2005	2005
	(dollars in thousands)
Revenue	$28,169	$29,670	$27,390
Gross margin	3,539	5,914	3,727
Gross margin %	13%	20%	14%
Operating margin	1,611	3,976	1,431
Operating margin %	6%	13%	5%
Advanced Technologies revenues and gross margins declined in the three-month period ended March 31, 2006 compared to the corresponding period of 2005 due to a reduction in deep ocean search and recovery projects. We anticipate our 2006 results to be lower than 2005 due to the transfer of The Performer to our Subsea Projects segment.
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

The table that follows sets out our unallocated expenses for the periods indicated.

	For the Three Months Ended
	March 31,	March 31,	Dec. 31,
	2006	2005	2005
	(dollars in thousands)
Gross margin expenses	$(11,489)	$(5,719)	$(7,300)
% of revenue	4%	3%	3%
Operating expenses	(16,524)	(9,390)	(14,094)
% of revenue	6%	4%	5%
Higher compensation expenses related to incentive plans due to our anticipated higher earnings level for 2006 and our higher stock price were the principal causes of the increases in the period ended March 31, 2006 over the prior periods presented.
Other
The table that follows sets forth our significant financial statement items below the income from operations line.

	For the Three Months Ended
	March 31,	March 31,	Dec. 31,
	2006	2005	2005
	(in thousands)
Interest income	$68	$61	$170
Interest expense, net of amounts capitalized	(2,791)	(2,194)	(3,032)
Equity earnings of unconsolidated affiliates, net	4,354	4,092	533
Other income (expense), net	5	(30)	(437)
Provision for income taxes	14,098	5,830	8,114
The amounts of equity earnings (losses) of unconsolidated affiliates are as follows:

	For the Three Months Ended
	March 31,	March 31,	Dec. 31,
	2006	2005	2005
	(in thousands)
Medusa Spar LLC	$4,034	$4,009	$353
Smit-Oceaneering Cable Systems, L.L.C.	320	45	180
Other	—	38	—

Total	$4,354	$4,092	$533

We own a 50% equity interest in Medusa Spar LLC, which owns a 75% interest in the Medusa Spar production platform in the Gulf of Mexico. Medusa Spar LLC earns revenue on a tariff basis on oil and gas production throughput processed by the spar from the Medusa field and surrounding dedicated blocks. The lower earnings for the immediately preceding quarter were attributable to a suspension of production from the spar in late August, starting with Hurricane Katrina. Production did not resume until December. The spar itself sustained minor damage from the Gulf of Mexico hurricanes in 2005, but transportation facilities owned and operated by third parties downstream of the platform were closed to production from damage caused by hurricanes. There was reduced production throughput for the platform during the fourth quarter of 2005 and full throughput in the first quarter of 2006. For the balance of 2006, we expect decreases in quarterly income as production from the reservoirs currently being produced declines normally.
We own 50% of Smit-Oceaneering Cable Systems, L.L.C., a telecommunications cable-laying and maintenance venture. Due to the current condition of the telecommunications market, the single vessel owned by the venture has been marketed for oilfield and other uses since 2004. In March 2005, we purchased the cable-laying and maintenance equipment from the venture at a price equal to its adjusted book value. We have a letter of intent to purchase the vessel and expect to close the purchase in the second quarter of 2006. Our completion of the purchase will effectively windup the venture. We do not anticipate a material impact on our net income from the windup of the venture.
In February 2005, we purchased 51% of Pro-Dive Oceaneering Co., a venture that operated our ROVs in Canada, from our partner in that venture. We now own 100% of this company, so the results of its operations from the acquisition date are included in our consolidated financial statements.
Interest expense for the three-month period ended March 31, 2006 increased compared to the corresponding period in the prior year due to higher average debt levels.
The provisions for income taxes were related to U.S. income taxes that we provided at estimated annual effective rates using assumptions as to earnings and other factors that would affect the tax calculation for the remainder of the year and to the operations of foreign branches and subsidiaries that were subject to local income and withholding taxes. We anticipate our effective tax rate for 2006 to be 35.6%.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes in our risk factors from those described in Item 7A of our annual report on Form 10-K for the year ended December 31, 2005.
Because we operate in various oil and gas exploration and production regions in the world, we conduct a portion of our business in currencies other than the U.S. dollar. The functional currency for several of our international operations is the applicable local currency. We manage our exposure to changes in foreign exchange rates primarily through arranging compensation in U.S. dollars or freely convertible currency and, to the extent possible, by limiting compensation received in other currencies to amounts necessary to meet obligations denominated in those currencies. We use the exchange rates in effect as of the balance sheet date to translate assets and liabilities as to which the functional currency is the local currency, resulting in translation adjustments that we reflect as accumulated other comprehensive income or loss in the shareholders’ equity section of our consolidated balance sheets. We recorded adjustments of $2.9 million and ($4.1 million) to our equity accounts for the three-month periods ended March 31, 2006 and 2005, respectively, to reflect the net impact of the U.S. dollar against various foreign currencies for locations where the functional currency is not the U.S. dollar.
Our Subsea Products business in Brazil conducts much of its operations in U.S. dollars, which is its functional currency. Our foreign currency losses related to Brazil were $314,000 and $44,000 for the three-month periods ended March 31, 2006 and 2005, respectively.
Item 4. Controls and Procedures.
In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a – 15(e) and 15d – 15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2006 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
There has been no change in our internal control over financial reporting that occurred during the three months ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
We are currently implementing a new business management system, which we started using for our U.S. operations in July 2005 and which was implemented in our foreign locations (except Brazil) starting in 2006. We are taking all steps we believe to be necessary to monitor and maintain appropriate internal controls during the implementation.

PART II — OTHER INFORMATION
Item 6. Exhibits.

Registration
		or File	Form or	Report	Exhibit
		Number	Report	Date	Number
*3.01	Restated Certificate of Incorporation	1-10945	10-K	Dec. 2000	3.01

*3.02	Amended and Restated By-Laws	1-10945	10-K	Dec. 2002	3.02

10.01	Oceaneering International, Inc. 2006 Annual Cash Bonus Award Program

31.01	Rule 13a-14(a)/15d-14(a) Certification by John R. Huff, Chief Executive Officer

31.02	Rule 13a-14(a)/15d-14(a) Certification by Marvin J. Migura, Chief Financial Officer

32.01	Section 1350 Certification by John R. Huff, Chief Executive Officer

32.02	Section 1350 Certification by Marvin J. Migura, Chief Financial Officer

*	Indicates exhibit previously filed with the Securities and Exchange Commission as indicated and incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OCEANEERING INTERNATIONAL, INC. (Registrant)
Date: May 9, 2006	By:	/S/ JOHN R. HUFF
John R. Huff
Chairman and Chief Executive Officer

Date: May 9, 2006	By:	/S/ MARVIN J. MIGURA
Marvin J. Migura
Senior Vice President and Chief Financial Officer

Date: May 9, 2006	By:	/S/ JOHN L. ZACHARY
John L. Zachary
Controller and Chief Accounting Officer

Index to Exhibits

Registration
		or File	Form or	Report	Exhibit
		Number	Report	Date	Number
*3.01	Restated Certificate of Incorporation	1-10945	10-K	Dec. 2000	3.01

*3.02	Amended and Restated By-Laws	1-10945	10-K	Dec. 2002	3.02

10.01	Oceaneering International, Inc. 2006 Annual Cash Bonus Award Program

31.01	Rule 13a-14(a)/15d-14(a) Certification by John R. Huff, Chief Executive Officer

31.02	Rule 13a-14(a)/15d-14(a) Certification by Marvin J. Migura, Chief Financial Officer

32.01	Section 1350 Certification by John R. Huff, Chief Executive Officer

32.02	Section 1350 Certification by Marvin J. Migura, Chief Financial Officer

*	Indicates exhibit previously filed with the Securities and Exchange Commission as indicated and incorporated herein by reference.