Form 10-Q
period 2006-06-30
OCEANEERING INTERNATIONAL INC
filed 2006-08-08
CIK 73756

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
The number of shares of the registrant’s common stock outstanding as of July 27, 2006 was 54,178,538.

Oceaneering International, Inc.
Form 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands)

	June 30,	Dec. 31,
	2006	2005
ASSETS

Current Assets:
Cash and cash equivalents	$24,957	$26,308
Accounts receivable, net of allowances for doubtful accounts of $110 and $112	308,928	269,497
Inventory and other	147,744	98,428

Total Current Assets	481,629	394,233

Property and Equipment, at cost	939,796	842,258
Less: Accumulated Depreciation	473,659	433,057

Net Property and Equipment	466,137	409,201

Goodwill	85,342	84,608
Investments in Unconsolidated Affiliates	64,469	61,598
Other	40,456	39,928

TOTAL ASSETS	$1,138,033	$989,568

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$78,691	$64,306
Accrued liabilities	164,768	142,168
Income taxes payable	27,766	16,193

Total Current Liabilities	271,225	222,667

Long-term Debt	195,000	174,000
Other Long-term Liabilities	60,778	56,783
Commitments and Contingencies
Shareholders’ Equity	611,030	536,118

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,138,033	$989,568

The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(in thousands, except per share amounts)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenue	$311,063	$235,970	$600,572	$446,707

Cost of Services and Products	239,106	195,403	468,298	372,937

Gross Margin	71,957	40,567	132,274	73,770

Selling, General and Administrative Expense	24,058	19,907	46,411	38,617

Income from Operations	47,899	20,660	85,863	35,153

Interest Income	62	93	130	154

Interest Expense, net of amounts capitalized	(3,131)	(2,221)	(5,922)	(4,415)

Equity Earnings of Unconsolidated Affiliates	3,879	3,956	8,233	8,048

Other Income (Expense), net	(1,192)	260	(1,187)	230

Income before Income Taxes	47,517	22,748	87,117	39,170

Provision for Income Taxes	16,916	8,075	31,014	13,905

Net Income	$30,601	$14,673	$56,103	$25,265

Basic Earnings per Share	$0.57	$0.28	$1.05	$0.49

Diluted Earnings per Share	$0.56	$0.28	$1.02	$0.48

Weighted Average Number of Common Shares	53,756	51,731	53,651	51,619

Incremental Shares from Stock Options and Restricted Stock	1,332	1,432	1,281	1,473

Weighted Average Number of Common Shares and Equivalents	55,088	53,163	54,932	53,092
The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	For the Six Months Ended
	June 30,
	2006	2005
Cash Flows from Operating Activities:

Net income	$56,103	$25,265

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,345	36,190
Noncash compensation and other	5,844	820
Undistributed earnings of unconsolidated affiliates	(2,870)	(6,976)
Increase (decrease) in cash from:
Accounts receivable	(39,431)	(2,768)
Inventory and other current assets	(49,316)	(19,544)
Other assets	(803)	(102)
Current liabilities	48,559	6,504
Other long-term liabilities	3,995	2,940

Total adjustments to net income	4,323	17,064

Net Cash Provided by Operating Activities	60,426	42,329

Cash Flows from Investing Activities:
Business acquisitions, net of cash acquired	—	(42,634)
Purchases of property and equipment and other	(89,815)	(39,745)

Net Cash Used in Investing Activities	(89,815)	(82,379)

Cash Flows from Financing Activities:
Net proceeds of revolving credit and other long-term debt	21,000	48,417
Proceeds from issuance of common stock	5,103	7,709
Excess tax benefits from stock option exercises	1,935	1,541

Net Cash Provided by Financing Activities	28,038	57,667

Net increase/(decrease) in Cash and Cash Equivalents	(1,351)	17,617

Cash and Cash Equivalents — Beginning of Period	26,308	16,781

Cash and Cash Equivalents — End of Period	$24,957	$34,398

The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1.	Basis of Presentation and Significant Accounting Policies

We have prepared these unaudited consolidated financial statements pursuant to instructions for the quarterly report on Form 10-Q, which we are required to file with the Securities and Exchange Commission. These financial statements do not include all information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles. These financial statements reflect all adjustments that we believe are necessary to present fairly our financial position at June 30, 2006 and our results of operations and cash flows for the periods presented. All such adjustments are of a normal and recurring nature. The financial statements should be read in conjunction with the consolidated financial statements and related notes included in our annual report on Form 10-K for the year ended December 31, 2005. The results for interim periods are not necessarily indicative of annual results.

On May 12, 2006, our Board of Directors declared a two-for-one stock split to be effected in the form of a stock dividend of our common stock to our shareholders of record at the close of business on May 25, 2006. The stock dividend was distributed on June 19, 2006. All historical share and per share data in this Form 10-Q reflects this stock split. The total number of authorized shares of common stock and par value were unchanged by this stock split. We have restated shareholders’ equity to give retroactive recognition of the stock split for all periods presented by reclassifying an amount equal to the par value of the additional shares issued through the stock dividend from additional paid-in capital to common stock.

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

2.	Investments in Unconsolidated Affiliates

Our investments in unconsolidated affiliates consisted of the following:

	June 30,	Dec. 31,
	2006	2005
	(in thousands)
Medusa Spar LLC	$63,132	$57,440
Smit-Oceaneering Cable Systems LLC	—	2,811
Other	1,337	1,347

Total	$64,469	$61,598

We own a 50% equity interest in Medusa Spar LLC. Medusa Spar LLC owns a 75% interest in a production spar platform, which is currently located at the site of the Medusa field in the Gulf of Mexico. Medusa Spar LLC’s revenue is derived from processing oil and gas production for a fee based on the volumes processed through the platform (“throughput”). The majority working interest owner of the Medusa field has committed to deliver a minimum throughput, which we expect will generate sufficient revenue to repay Medusa Spar LLC’s bank debt. Medusa Spar LLC financed its acquisition of its 75% interest in the production spar platform using approximately 50% debt and 50% equity from its equity holders. We believe our maximum exposure to loss from our investment in Medusa Spar LLC is our current carrying value of $63.1 million. Medusa Spar LLC is a variable interest entity. As we are not the primary beneficiary under Financial Accounting Standards Board (“FASB”) Interpretation Number 46, Consolidation of Variable Interest Entities, we are accounting for our investment in Medusa Spar LLC under the equity method of accounting. Equity earnings from Medusa Spar LLC reflected in our financial statements are after amortization of our initial acquisition costs. The following are summarized 100% statements of operations of Medusa Spar LLC.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(in thousands)
Medusa Spar LLC
Condensed Statements of Operations
Revenue	$9,693	$10,995	$20,726	$22,128
Depreciation	(2,370)	(2,370)	(4,739)	(4,739)
General and administrative	(60)	(35)	(76)	(51)
Interest	(506)	(609)	(997)	(1,261)

Net Income	$6,757	$7,981	$14,914	$16,077

Equity earnings reflected in our financial statements	$3,348	$3,840	$7,382	$7,849

We own a 50% interest in Smit-Oceaneering Cable Systems LLC, a cable-lay and maintenance venture. In March 2005, we purchased the cable-lay and maintenance equipment from the venture, and in June 2006, we purchased the vessel from the venture. The vessel purchase effectively ends the operations of the venture. It will be liquidated after collection of outstanding amounts receivable and payments of remaining amounts owed to creditors.

3.	Inventory and Other Current Assets

Our inventory and other current assets consisted of the following:

	June 30,	Dec. 31,
	2006	2005
	(in thousands)
Inventory of spare parts for remotely operated vehicles	$56,757	$38,981
Other inventory, primarily raw materials	66,413	39,924
Deferred taxes	12,434	9,091
Other	12,140	10,432

Total	$147,744	$98,428

Inventory is stated at the lower of cost or market. We determine cost using the weighted-average method.

4.	Debt

Our long-term debt consisted of the following:

	June 30,	Dec. 31,
	2006	2005
	(in thousands)
6.72% Senior Notes	$100,000	$100,000
Revolving credit facility	95,000	74,000

Total	$195,000	$174,000

Scheduled maturities of our long-term debt as of June 30, 2006 were as follows:

	6.72%	Revolving
	Notes	Credit	Total
	(in thousands)
Remainder of 2006	$20,000	$—	$20,000
2007	20,000	—	20,000
2008	20,000	95,000	115,000
2009	20,000	—	20,000
2010	20,000	—	20,000

Total	$100,000	$95,000	$195,000

Maturities through June 30, 2007 are not classified as current as of June 30, 2006, since we can extend the maturity by reborrowing under the revolving credit facility with a maturity date after one year. We capitalized interest charges of $47,000 in the first quarter of 2006 as part of construction-in-progress.

5.	Shareholders’ Equity and Comprehensive Income

Our shareholders’ equity consisted of the following:

	June 30,	Dec. 31,
	2006	2005
	(in thousands)
Common Stock, par value $0.25; 90,000,000 shares authorized; 53,947,738 and 53,558,888 shares issued	$13,487	$13,390
Additional paid-in capital	181,088	172,437
Retained earnings	404,134	348,031
Other comprehensive income	12,321	2,260

Total	$611,030	$536,118

Comprehensive income is the total of net income and all nonowner changes in equity. The amounts of comprehensive income for the periods indicated are as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(in thousands)
Net Income per Consolidated Statements of Income	$30,601	$14,673	$56,103	$25,265
Foreign Currency Translation Gains (Losses)	6,537	(5,194)	9,441	(9,317)
Change in Minimum Pension Liability Adjustment, net of tax	—	14	566	641
Change in Fair Value of Hedge, net of tax	8	(170)	54	361

Total	$37,146	$9,323	$66,164	$16,950

Amounts comprising other elements of comprehensive income in Shareholders’ Equity are as follows:

	June 30,	Dec. 31,
	2006	2005
	(in thousands)
Accumulated Net Foreign Currency Translation Adjustments	$13,732	$4,291
Minimum Pension Liability Adjustment	(1,983)	(2,549)
Fair Value of Hedge	572	518

Total	$12,321	$2,260

6.	Income Taxes

During interim periods, we provide for income taxes at our estimated annual effective tax rate, currently 35.6% for 2006, using assumptions as to (1) earnings and other factors that would affect the tax calculation for the remainder of the year and (2) the operations of foreign branches and subsidiaries that are subject to local income and withholding taxes.

We paid cash taxes of $18.8 million and $12.2 million for the six-month periods ended June 30, 2006 and 2005, respectively.

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

There are no differences in the basis of segmentation or in the basis of measurement of segment profit or loss from those used in our consolidated financial statements for the year ended December 31, 2005. The following summarizes certain financial data by business segment:

	For the Three Months Ended			For the Six Months Ended
	June 30,	June 30,	March 31,	June 30,	June 30,
	2006	2005	2006	2006	2005
	(in thousands)
Revenue
Oil and Gas
ROVs	$98,641	$75,607	$88,947	$187,588	$143,223
Subsea Products	81,815	49,038	84,518	166,333	89,716
Subsea Projects	42,989	23,464	41,120	84,109	47,942
Mobile Offshore Production Systems	12,355	12,747	13,332	25,687	24,110
Inspection	42,545	43,463	33,423	75,968	80,395

Total Oil and Gas	278,345	204,319	261,340	539,685	385,386
Advanced Technologies	32,718	31,651	28,169	60,887	61,321

Total	$311,063	$235,970	$289,509	$600,572	$446,707

Gross Margins
Oil and Gas
ROVs	$31,856	$21,041	$26,584	$58,440	$37,756
Subsea Products	17,126	5,787	18,790	35,916	8,346
Subsea Projects	22,130	4,233	13,330	35,460	9,183
Mobile Offshore Production Systems	3,499	4,559	4,202	7,701	8,907
Inspection	8,055	7,133	5,361	13,416	11,569

Total Oil and Gas	82,666	42,753	68,267	150,933	75,761
Advanced Technologies	5,233	6,495	3,539	8,772	12,409
Unallocated Expenses	(15,942)	(8,681)	(11,489)	(27,431)	(14,400)

Total	$71,957	$40,567	$60,317	$132,274	$73,770

Income from Operations
Oil and Gas
ROVs	$27,270	$17,501	$22,205	$49,475	$30,582
Subsea Products	10,407	428	12,561	22,968	(1,715)
Subsea Projects	20,800	2,962	11,938	32,738	6,768
Mobile Offshore Production Systems	3,260	4,068	3,984	7,244	7,997
Inspection	4,780	3,393	2,189	6,969	4,627

Total Oil and Gas	66,517	28,352	52,877	119,394	48,259
Advanced Technologies	3,003	4,353	1,611	4,614	8,329
Unallocated Expenses	(21,621)	(12,045)	(16,524)	(38,145)	(21,435)

Total	$47,899	$20,660	$37,964	$85,863	$35,153

We generate a material amount of our consolidated revenue from contracts for marine services and inspection services in the Gulf of Mexico and North Sea, which are usually more active from April through October compared to the rest of the year. In the 2006 periods presented, Subsea Projects had higher-than-normal revenue due to inspection and repair work made necessary by severe hurricanes in the Gulf of Mexico. For the remainder of 2006, we expect our Subsea Projects segment to continue to benefit from inspection and repair work made necessary by the hurricanes. Revenues in our ROV, Subsea Products, Mobile Offshore Production Systems and Advanced Technologies segments are generally not seasonal.

8.	Stock-Based Compensation

On January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), issued by the FASB. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized over their service (vesting) periods in the income statement, based on their estimated fair values at their respective grant dates. This statement applies to all awards granted after the effective date and to awards modified, repurchased or canceled after that date, as well as the unvested portion of awards granted prior to the effective date of SFAS 123R. We have adopted the modified prospective transition method to apply SFAS 123R. Under this transition method, we recognized compensation costs relative to stock options, restricted stock and restricted stock units granted, but not yet vested, prior to January 1, 2006, based on the grant-date fair value estimated in accordance with SFAS No.123, “Accounting for Stock-Based Compensation.” The cumulative effect of our adoption of SFAS 123R was immaterial. We also account for the restricted stock units we granted in 2006, representing 231,800 shares under SFAS 123R.

We have not restated results for prior periods.

Stock Options

Under the 2005 Incentive Plan (“the Incentive Plan”), a total of 1,200,000 shares of our common stock was made available for awards to employees and nonemployee members of our Board of Directors.

The Incentive Plan is administered by the Compensation Committee of our Board of Directors; however, the full Board of Directors makes determinations regarding awards to nonemployee directors under the Incentive Plan. The Compensation Committee or Board, as applicable, determines the type or types of award(s) to be made to each participant and approves the related award agreements, which set forth the terms, conditions and limitations applicable to the awards. Stock options, stock appreciation rights and stock and cash awards may be made under the Incentive Plan. Options outstanding under the Incentive Plan and prior plans vest over a six-month, a three-year or a four-year period and are exercisable over a period of five, seven or ten years after the date of grant or five years after the date of vesting. Under the Incentive Plan, a stock option must have a term not exceeding seven years from the date of grant and must have an exercise price of not less than the fair market value of a share of our common stock on the date of grant. The Compensation Committee may not: (1) grant, in exchange for a stock option, a new stock option having a lower exercise price; or (2) reduce the exercise price of a stock option. In light of the new accounting principles established by SFAS 123R, which we adopted effective as of January 1, 2006, the Compensation Committee has expressed its intention to refrain from using stock options as a component of employee compensation for our executive officers and other employees for the foreseeable future, and the Board has expressed its intention to refrain from using stock options as a component of nonemployee director compensation for the foreseeable future.

Before January 1, 2006, we used the intrinsic value method of accounting established by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), to account for our stock-based compensation programs. Accordingly, we did not recognize any compensation expense when the exercise price of an employee stock option was equal to the market price per share of our common stock on the grant date and all other provisions were fixed. The unvested portion of existing option grants caused us to recognize $220,000 more stock-based compensation expense for the six months ended June 30, 2006 than we would have recognized under APB 25. The following illustrates the pro forma effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS 123R to the periods ended June 30, 2005:

	For the Three	For the Six Months
	Months Ended	Ended
	June 30, 2005
	(in thousands, except per share amounts)
Net Income:
As reported	$14,673	$25,265
Employee stock-based compensation included in net income, net of income tax benefit	1,412	2,457
Pro forma compensation expense determined under fair value methods for all awards, net of income tax benefit	(2,389)	(4,414)

Pro forma	$13,696	$23,308

Reported earnings per common share:
Basic	$0.28	$0.49

Diluted	$0.28	$0.48

Pro forma earnings per common share:
Basic	$0.26	$0.45

Diluted	$0.26	$0.44

For purposes of these pro forma disclosures, we estimated the fair value of each option grant as of the date of grant using a Black-Scholes option-pricing model. We used the following assumptions, computed on a weighted-average basis, in our pricing model:

	For the Year Ended December 31,
	2005	2004	2003
Expected volatility	32.7%	36.2%	45.0%
Risk-free interest rate	3.7%	3.2%	2.3%
Expected average life, in years	3.0	3.0	3.0
Expected dividend yield	0.0%	0.0%	0.0%
The estimated fair value of the options was amortized to pro forma expense over the expected average lives of the options. We believe the pro forma expenses for the three-and six-month periods ended June 30, 2005 provide a reasonable approximation of the stock-based compensation expense that would have been recorded in our consolidated statements of income for those periods under SFAS 123R.

The following is a summary of our stock option activity for the six months ended June 30, 2006:

		Weighted
		Average
	Shares under	Exercise	Aggregate
	Option	Prices	Intrinsic Value
Balance at December 31, 2005	1,313,450	$13.91	$41,950,000
Granted	—	—	$—
Exercised	(359,350)	14.19	$(11,805,000)
Forfeited	(22,100)	12.01	$(748,000)

Balance at June 30, 2006	932,000	$13.85	$29,824,000

Vested and expected to vest at June 30, 2006	932,000	$13.85	$29,824,000

Exercisable at June 30, 2006	598,400	$15.16	$18,366,000

The weighted average contracted term of our stock options outstanding at June 30, 2006 was 2.6 years. As of June 30, 2006, the aggregate intrinsic value of our vested stock options was $18.4 million. The total intrinsic value of the 359,350 options exercised during the first six months of 2006 was $11.8 million.

We received $5.1 million from the exercise of stock options in the first six months of 2006. The excess tax benefit realized from tax deductions from stock option exercises in the first six months of 2006 was $1.9 million. SFAS 123R requires that the excess tax benefits from stock option exercises be classified as an outflow in cash flows from operating activities and an inflow in cash from financing activities in the statement of cash flows.

Restricted Stock Plan Information

In February 2006, we granted 231,800 restricted stock units under the Incentive Plan, and our common stock price on the date of grants was $28.67. These shares are subject to one- to three-year vesting requirements. During the years ended December 31, 2004 and 2002, we granted restricted units of our common stock to certain of our key executives and employees. No restricted common stock units or restricted common stock were granted in 2005 or 2003. The 2004 and 2002 grants were subject to earning requirements on the basis of a percentage change between the price of our common stock versus the average of the common stock price of a peer group of companies over two- and three-year periods, respectively. Up to one-half of the grants made in 2004 and one-third of the grants made in 2002 may be earned each year depending on our cumulative common stock performance, with any amount earned subject to vesting in five equal installments over a five-year period, conditional upon continued employment. At the time of vesting of a restricted common stock unit, the participant will be issued a share of our common stock for each common stock unit vested. At the time of each vesting, a participant receives a tax-assistance payment. As of December 31, 2005, all of the grants made in 2004 and 2002 had been earned. As of June 30, 2006 and December 31, 2005, 997,500 and 1,016,700 shares or units of restricted stock were outstanding and unvested under these and former, similar grants, all of which were earned, subject to vesting requirements. The numbers and weighted average grant date fair values of restricted stock units granted in 2002 and 2004 were 1,233,000 and 44,000 and $9.67 and $15.25, respectively. Each grantee of shares of restricted common stock mentioned in this paragraph is deemed to be the record owner of those shares during the restriction period, with the right to vote and receive any dividends on those shares. The restricted stock units granted in 2006, 2004 and 2002 had no voting or dividend rights.

The components of our stock-based compensation expense recognized are as follows:

	For the Six Months Ended June 30,
	2006	2005
	(in thousands)
Restricted stock shares or units	$4,914	$2,045
Restricted stock tax-assistance	10,190	1,735
Stock options	220	—

Total stock-based compensation expense	$15,324	$3,780

We estimate that stock-based compensation cost not yet recognized related to restricted stock shares or units, based on their grant-date fair values, was $7.6 million at June 30, 2006. This expense is being recognized on a staged-vesting basis over the next four years for the shares granted in 2004 and 2002, and a straight-line basis over one to three years for the shares granted in 2006. Stock-based compensation expense not yet recognized pursuant to stock option grants as of June 30, 2006, based on grant-date fair values, was $117,000, substantially all of which will be recognized in the third quarter of 2006.

9.	New Accounting Standard

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes. This interpretation clarifies the criteria for recognizing income tax benefits under SFAS No. 109, Accounting for Income Taxes, and requires additional financial statement disclosures about uncertain tax positions. The interpretation is effective beginning January 1, 2007. We are evaluating the impact of this interpretation on our financial statements.

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
Executive Overview
We generate over 85% of our revenue from our services and products provided to the oil and gas industry. Our second quarter net income was higher than any previous quarter in our history. Compared to the first quarter of 2006, quarterly net income increased primarily due to improved performances from our ROV, Subsea Projects and Inspection segments.
For 2006, we anticipate net income to be the highest in our history, with improvements in our ROV, Subsea Products, Subsea Projects and Inspection segments.
Critical Accounting Policies and Estimates
For information about our Critical Accounting Policies and Estimates, please refer to the discussion in our annual report on Form 10-K for the year ended December 31, 2005 under the heading “Critical Accounting Policies and Estimates” in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operation.
Liquidity and Capital Resources
We consider our liquidity and capital resources adequate to support our existing operations and capital commitments. At June 30, 2006, we had working capital of $210 million, including $25 million of cash and cash equivalents. Additionally, we had $155 million of borrowing capacity available under our $250 million revolving credit facility.
Our capital expenditures were $91 million during the six months ended June 30, 2006, as compared to $84 million during the corresponding period last year. Capital expenditures in 2006 included additions and upgrades to our ROV fleet to expand the fleet and replace older units we retired. In 2006, we also purchased (1) an oil tanker for possible future conversion to a mobile offshore production system in the event we obtain a suitable contract, and (2) the vessel from our cable-lay and maintenance joint venture. We added five ROVs to our fleet during the quarter ended June 30, 2006. We also commenced improvements in our Subsea Products manufacturing facilities, including the addition of equipment to increase the capacity of these facilities. Capital expenditures in 2005 included the acquisition of Grayloc Products LLC, as well as additions and upgrades to our ROV fleet to expand the fleet and replace older units we retired.
We had no material contractual commitments for capital expenditures at June 30, 2006. We expect to incur $50 million to $60 million in capital expenditures in the second half of 2006, predominately in our ROV and Subsea Products segments.
At June 30, 2006, we had long-term debt of $195 million and a 24% debt-to-total capitalization ratio. We have $100 million of Senior Notes outstanding, to be repaid from 2006 through 2010, and $95 million outstanding under our $250 million revolving credit facility that is scheduled to expire in January 2008. The revolving credit facility has short-term interest rates that float with market rates, plus applicable spreads. We have not guaranteed any debt not reflected on our consolidated balance sheet and do not have any off-balance sheet arrangements, as defined by SEC rules.
In the six-month period ended June 30, 2006, our cash and cash equivalents decreased $1 million. We generated $60 million in cash from operating activities, used $90 million of cash in investing activities and obtained $28 million of cash from financing activities. The cash used in investing activities was used primarily for the capital expenditures described above, and the cash obtained from financing activities was used, along with a substantial portion of the cash provided by operating activities, to pay for those capital expenditures and to finance an increase in working capital of $39 million. The increase in working capital was the result of higher accounts receivable from higher revenue, and higher inventories in anticipation of increased Subsea Products sales and spare parts for ROVs necessitated by more units and higher utilization levels.
In September 2002, our Board of Directors authorized us to repurchase up to 3,000,000 shares of our common stock, subject to a $75 million aggregate purchase price limitation. Under this plan, we have repurchased an aggregate of 897,800 shares of common stock through June 30, 2006, at a total cost of $20 million. We have reissued all of those shares as contributions to our 401(k) plan or in connection with exercises of stock options. Although we have not made any such repurchases since April 2003, we may from time to time effect additional repurchases in accordance with the terms of the Board’s authorization, which remains in effect.
Results of Operations
We operate in six business segments. The segments are contained within two businesses ¯ services and products provided to the oil and gas industry (“Oil and Gas”) and all other services and products (“Advanced Technologies”). Our unallocated expenses are those not associated with a specific business segment.
Consolidated revenue and margin information is as follows:

	For the Three Months Ended			For the Six Months Ended
	June 30,	June 30,	Mar. 31,	June 30,	June 30,
	2006	2005	2006	2006	2005
	(dollars in thousands)
Revenue	$311,063	$235,970	$289,509	$600,572	$446,707
Gross margin	71,957	40,567	60,317	132,274	73,770
Operating margin	47,899	20,660	37,964	85,863	35,153
Gross margin %	23%	17%	21%	22%	17%
Operating margin %	15%	9%	13%	14%	8%
We generate a material amount of our consolidated revenue from contracts for marine services and inspection services in the Gulf of Mexico and North Sea, which are usually more active from April through October compared to the rest of the year. In the periods presented, Subsea Projects had higher-than-normal revenue due to inspection and repair work made necessary by severe hurricanes in the Gulf of Mexico. For the remainder of 2006 and through 2007, we expect our Subsea Projects segment to continue to benefit from inspection and repair work made necessary by the hurricanes. Revenues in our ROV, Subsea Products, Mobile Offshore Production Systems and Advanced Technologies segments are generally not seasonal.

Oil and Gas
The table that follows sets forth our revenues and margins for our Oil and Gas business for the periods indicated.

	For the Three Months Ended			For the Six Months Ended
	June 30,	June 30,	Mar. 31,	June 30,	June 30,
	2006	2005	2006	2006	2005
	(dollars in thousands)
Remotely Operated Vehicles
Revenue	$98,641	$75,607	$88,947	$187,588	$143,223
Gross margin	31,856	21,041	26,584	58,440	37,756
Gross margin %	32%	28%	30%	31%	26%
Operating margin	27,270	17,501	22,205	49,475	30,582
Operating margin %	28%	23%	25%	26%	21%
Utilization %	85%	81%	85%	85%	79%

Subsea Products
Revenue	81,815	49,038	84,518	166,333	89,716
Gross margin	17,126	5,787	18,790	35,916	8,346
Gross margin %	21%	12%	22%	22%	9%
Operating margin	10,407	428	12,561	22,968	(1,715)
Operating margin %	13%	1%	15%	14%	-2%

Subsea Projects
Revenue	42,989	23,464	41,120	84,109	47,942
Gross margin	22,130	4,233	13,330	35,460	9,183
Gross margin %	51%	18%	32%	42%	19%
Operating margin	20,800	2,962	11,938	32,738	6,768
Operating margin %	48%	13%	29%	39%	14%

Mobile Offshore Production Systems
Revenue	12,355	12,747	13,332	25,687	24,110
Gross margin	3,499	4,559	4,202	7,701	8,907
Gross margin %	28%	36%	32%	30%	37%
Operating margin	3,260	4,068	3,984	7,244	7,997
Operating margin %	26%	32%	30%	28%	33%

Inspection
Revenue	42,545	43,463	33,423	75,968	80,395
Gross margin	8,055	7,133	5,361	13,416	11,569
Gross margin %	19%	16%	16%	18%	14%
Operating margin	4,780	3,393	2,189	6,969	4,627
Operating margin %	11%	8%	7%	9%	6%

Total Oil and Gas
Revenue	$278,345	$204,319	$261,340	$539,685	$385,386
Gross margin	82,666	42,753	68,267	150,933	75,761
Gross margin %	30%	21%	26%	28%	20%
Operating margin	66,517	28,352	52,877	119,394	48,259
Operating margin %	24%	14%	20%	22%	13%
In general, our Oil and Gas business focuses on supplying services and products to the deepwater sector of the offshore market. In the past couple of years, we have had a high level of demand due to historically high hydrocarbon prices and hurricane damages to oil and gas producing infrastructure in the Gulf of Mexico. We expect these market conditions to continue through 2007.

Our ROV segment revenues reflect the utilization percentages of the respective periods and increased average pricing. Gross margins were favorably impacted compared to the previous quarter and the corresponding quarter of the prior year by an increase in the average revenue per day of ROV utilization. As compared to 2005, for 2006 we expect a higher profit contribution from our ROV business segment due to increases of our fleet size, fleet utilization and pricing. We expect our ROV 2006 second half results to be comparable to those of the first half.
As compared to the quarter ended March 31, 2006, Subsea Products gross margin and operating income declined slightly. Increases in sales and gross margin from our specialty hardware, particularly from sales of ROV tooling and clamps from our Grayloc division, which we acquired in June 2005, were offset by decreases in our umbilical operations, primarily from mechanical problems experienced in our U.S. umbilical facility. Compared to the quarter ended June 30, 2005, profitability improved from our Oceaneering Intervention Engineering operations, largely as the result of the Grayloc acquisition and higher ROV tooling sales. We expect our 2006 Subsea Products results to improve over those of 2005 on better umbilical manufacturing results, particularly from our Brazil and Panama City, Florida plants, and higher specialty hardware sales. We expect our Subsea Products 2006 second half profit contribution to be higher than that of the first half of 2006 due to improved performance from our umbilical manufacturing operations. Our Subsea Products backlog increased from $196 million at December 31, 2005 to $245 million at June 30, 2006.
For our Subsea Projects segment, our revenue and gross margin increased compared to the first quarter of 2006. The factors in the gross margin increase included:
•	$4.4 million from utilization, pricing and the use of our own assets, including our vessel The Performer, in the place of a vessel we had previously chartered from a third party; and

•	$4.5 million from finalization of change orders related to work performed in the first quarter and cost estimate revisions to complete projects previously performed, primarily in the first quarter.
Subsea Projects revenue and gross margin for the quarter ended June 30, 2006 were significantly higher than the corresponding quarter of the prior year due to an escalation in demand for our inspection, maintenance and repair services on the deepwater infrastructure in the Gulf of Mexico and inspection and repair work related to hurricane damage. We believe our Subsea Projects segment results for the full-year 2006 will be higher than those achieved in 2005, as the post-hurricane inspection and repair work continues. We expect our 2006 third quarter results for Subsea Projects to decline from the second quarter levels, to levels at or above those of the first quarter.
Our Mobile Offshore Production Systems three main assets were working under the same contracts as in 2005. The lower revenue and margins beginning in the second quarter of 2006 were the result of a lower dayrate going into effect in mid-May for the use of the Ocean Legend, as per the renewal option terms in the existing contract.
Compared to the corresponding period of 2005, our Inspection margins increased as a result of our efforts to provide more value-added services and to reduce our operating expenses. Inspection margins increased from the prior quarter from normal seasonality. We expect an improvement in margins for the full-year 2006 as compared to 2005, as a result of operational improvements.
Advanced Technologies
Revenue and margin information is as follows:

	For the Three Months Ended			For the Six Months Ended
	June 30,	June 30,	Mar. 31,	June 30,	June 30,
	2006	2005	2006	2006	2005
	(dollars in thousands)
Revenue	$32,718	$31,651	$28,169	$60,887	$61,321
Gross margin	5,233	6,495	3,539	8,772	12,409
Gross margin %	16%	21%	13%	14%	20%
Operating margin	3,003	4,353	1,611	4,614	8,329
Operating margin %	9%	14%	6%	8%	14%
Advanced Technologies margins for the three months ended June 30, 2006 increased over the first quarter of 2006 due to improved results in engineering services, Navy submarine services and commercial projects. Gross margins declined in the three- and six-month periods ended June 30, 2006 compared to the corresponding periods of 2005 due to the transfer of The Performer to our Subsea Projects segment.

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
The table that follows sets out our unallocated expenses for the periods indicated.

	For the Three Months Ended			For the Six Months Ended
	June 30,	June 30,	Mar. 31,	June 30,	June 30,
	2006	2005	2006	2006	2005
	(dollars in thousands)
Gross margin expenses	$(15,942)	$(8,681)	$(11,489)	$(27,431)	$(14,400)
% of revenue	5%	4%	4%	5%	3%
Operating expenses	(21,621)	(12,045)	(16,524)	(38,145)	(21,435)
% of revenue	7%	5%	6%	6%	5%
Higher compensation expenses related to incentive plans due to our higher stock price and our anticipated higher earnings level for 2006 were the principal causes of the increases in the period ended June 30, 2006 over the prior periods presented. Expense related to the unvested portions of the tax-assistance provisions of our restricted stock plans for periods prior to 2006 fluctuates with the market price of our common stock, which rose 60% during the quarter ended June 30, 2006. We expect our unallocated expenses to decrease from second quarter levels as we do not anticipate similar common stock price increases in subsequent quarters. On January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), issued by the Financial Accounting Standards Board. For further information related to our stock-based compensation and our transition to SFAS 123R, please see Note 8 to the Consolidated Financial Statements contained in Item 1 of this Quarterly Report on Form 10-Q.
Other
The table that follows sets forth our significant financial statement items below the income from operations line.

	For the Three Months Ended			For the Six Months Ended
	June 30,	June 30,	Mar. 31,	June 30,	June 30,
	2006	2005	2006	2006	2005
	(in thousands)
Interest income	$62	$93	$68	$130	$154
Interest expense, net of amounts capitalized	(3,131)	(2,221)	(2,791)	(5,922)	(4,415)
Equity earnings of unconsolidated affiliates, net	3,879	3,956	4,354	8,233	8,048
Other income (expense), net	(1,192)	260	5	(1,187)	230
Provision for income taxes	16,916	8,075	14,098	31,014	13,905
The amounts of equity earnings (losses) of unconsolidated affiliates are as follows:

	For the Three Months Ended			For the Six Months Ended
	June 30,	June 30,	Mar. 31,	June 30,	June 30,
	2006	2005	2006	2006	2005
			(in thousands)
Medusa Spar LLC	$3,348	$3,840	$4,034	$7,382	$7,849
Smit-Oceaneering Cable Systems, L.L.C.	531	116	320	851	161
Other	—	—	—	—	38

Total	$3,879	$3,956	$4,354	$8,233	$8,048

We own a 50% equity interest in Medusa Spar LLC, which owns a 75% interest in the Medusa Spar production platform in the Gulf of Mexico. Medusa Spar LLC earns revenue on a tariff basis on oil and gas production throughput processed by the spar from the Medusa field and surrounding dedicated blocks. The lower earnings for the periods ending June 30, 2006 resulted from declining production as the reservoirs being produced deplete normally.
We own 50% of Smit-Oceaneering Cable Systems, L.L.C., a telecommunications cable-laying and maintenance venture. Due to the current condition of the telecommunications market, the single vessel owned by the venture was marketed for oilfield and other uses since 2004. In March 2005, we purchased the cable-laying and maintenance equipment from the venture at a price equal to its adjusted book value. We purchased the vessel in the second quarter of 2006. Our completion of the purchase effectively winds up the venture. We do not anticipate a material impact on our net income from the windup of the venture.
Interest expense for the three- and six-month periods ended June 30, 2006 increased compared to the corresponding periods in the prior year due to higher average debt levels.
Foreign currency losses, which are included in other income (expense), net, for the three- and six-month periods ended June 30, 2006 related primarily to the devaluation of the U.S. dollar against the U.K. pound sterling.
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
Because we operate in various oil and gas exploration and production regions in the world, we conduct a portion of our business in currencies other than the U.S. dollar. The functional currency for several of our international operations is the applicable local currency. We manage our exposure to changes in foreign exchange rates primarily through arranging compensation in U.S. dollars or freely convertible currency and, to the extent possible, by limiting compensation received in other currencies to amounts necessary to meet obligations denominated in those currencies. We use the exchange rates in effect as of the balance sheet date to translate assets and liabilities as to which the functional currency is the local currency, resulting in translation adjustments that we reflect as accumulated other comprehensive income or loss in the shareholders’ equity section of our consolidated balance sheets. We recorded adjustments of $9.4 million and ($9.3 million) to our equity accounts for the six-month periods ended June 30, 2006 and 2005, respectively, to reflect the net impact of the U.S. dollar against various foreign currencies for locations where the functional currency is not the U.S. dollar.
Our Subsea Products business in Brazil conducts much of its operations in U.S. dollars, which is its functional currency. Our foreign currency gains related to Brazil were $70,000 and $502,000 for the six-month periods ended June 30, 2006 and 2005, respectively.
Item 4. Controls and Procedures.
In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a – 15(e) and 15d – 15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2006 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the

Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
There has been no change in our internal control over financial reporting that occurred during the three months ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
We are currently implementing a new business management system, which we started using for our U.S. operations in July 2005 and which was implemented in our foreign locations (except Brazil) starting in 2006. We are taking all steps we believe to be necessary to monitor and maintain appropriate internal controls during the implementation.

PART II – OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders.
(a)	Oceaneering International, Inc. held its Annual Meeting of Shareholders on May 12, 2006. The following matters were voted upon at the Annual Meeting, with the voting results as follows (shares have been adjusted to reflect our two-for-one stock split effected in June 2006):
(1)	Election of Class II Directors

Nominee	Shares Voted For	Shares With Votes Withheld
Jerold J. DesRoche	25,110,962	341,378
John R. Huff	23,186,197	2,266,143
Messrs. T. Jay Collins, David S. Hooker, D. Michael Hughes and Harris J. Pappas also continued as directors immediately following the Annual Meeting.
(2)	Ratification of the appointment of Ernst & Young LLP as independent auditors for Oceaneering.

Shares Voted For	Shares Voted Against	Shares Abstaining
25,215,335	228,938	8,067
Item 6. Exhibits.

		Registration
		or File	Form or	Report	Exhibit
		Number	Report	Date	Number

*3.01	Restated Certificate of Incorporation	1-10945	10-K	Dec. 2000	3.01

*3.02	Amended and Restated By-Laws	1-10945	10-K	Dec. 2002	3.02

*10.01	Modification of Service Agreement entered into with Mr. John R. Huff, dated May 11, 2006	1-10945	8-K	May 11, 2006	10.1

*10.02	Trust Agreement by and between the Company and United States Trust Company, National Association, dated May 12, 2006	1-10945	8-K	May 11, 2006	10.2

31.01	Rule 13a-14(a)/15d-14(a) Certification by T. Jay Collins, Chief Executive Officer

31.02	Rule 13a-14(a)/15d-14(a) Certification by Marvin J. Migura, Chief Financial Officer

32.01	Section 1350 Certification by T. Jay Collins, Chief Executive Officer

32.02	Section 1350 Certification by Marvin J. Migura, Chief Financial Officer

*	Indicates exhibit previously filed with the Securities and Exchange Commission as indicated and incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OCEANEERING INTERNATIONAL, INC.
(Registrant)

Date: August 8, 2006	By:	/s/ T. JAY COLLINS

T. Jay Collins
President and Chief Executive Officer

Date: August 8, 2006	By:	/s/ MARVIN J. MIGURA

Marvin J. Migura
Senior Vice President and Chief Financial Officer

Date: August 8, 2006	By:	/s/ JOHN L. ZACHARY

John L. Zachary
Controller and Chief Accounting Officer

Index to Exhibits

		Registration
		or File	Form or	Report	Exhibit
		Number	Report	Date	Number

*3.01	Restated Certificate of Incorporation	1-10945	10-K	Dec. 2000	3.01

*3.02	Amended and Restated By-Laws	1-10945	10-K	Dec. 2002	3.02

*10.01	Modification of Service Agreement entered into with Mr. John R. Huff, dated May 11, 2006	1-10945	8-K	May 11, 2006	10.1

*10.02	Trust Agreement by and between the Company and United States Trust Company, National Association, dated May 12, 2006	1-10945	8-K	May 11, 2006	10.2

31.01	Rule 13a-14(a)/15d-14(a) Certification by T. Jay Collins, Chief Executive Officer

31.02	Rule 13a-14(a)/15d-14(a) Certification by Marvin J. Migura, Chief Financial Officer

32.01	Section 1350 Certification by T. Jay Collins, Chief Executive Officer

32.02	Section 1350 Certification by Marvin J. Migura, Chief Financial Officer

*	Indicates exhibit previously filed with the Securities and Exchange Commission as indicated and incorporated herein by reference.