Form 10-Q
period 2006-09-30
OCEANEERING INTERNATIONAL INC
filed 2006-11-07
CIK 73756

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
The number of shares of the registrant’s common stock outstanding as of October 30, 2006 was 54,212,638.

Oceaneering International, Inc.
Form 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands)

	Sept. 30,	Dec. 31,
	2006	2005
ASSETS

Current Assets:
Cash and cash equivalents	$33,664	$26,308
Accounts receivable, net of allowances for doubtful accounts of $111 and $112	326,265	269,497
Inventory and other	158,996	98,428

Total Current Assets	518,925	394,233

Property and Equipment, at cost	974,023	842,258
Less: Accumulated Depreciation	491,362	433,057

Net Property and Equipment	482,661	409,201

Goodwill	85,495	84,608
Investments in Unconsolidated Affiliates	64,347	61,598
Other	42,452	39,928

TOTAL ASSETS	$1,193,880	$989,568

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$79,908	$64,306
Accrued liabilities	162,578	142,168
Income taxes payable	34,231	16,193

Total Current Liabilities	276,717	222,667

Long-term Debt	200,000	174,000
Other Long-term Liabilities	64,867	56,783
Commitments and Contingencies
Shareholders’ Equity	652,296	536,118

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,193,880	$989,568

The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(in thousands, except per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenue	$337,263	$263,111	$937,835	$709,818

Cost of Services and Products	249,038	213,777	717,336	586,714

Gross Margin	88,225	49,334	220,499	123,104

Selling, General and Administrative Expense	27,634	20,999	74,045	59,616

Income from Operations	60,591	28,335	146,454	63,488

Interest Income	130	181	260	335

Interest Expense, net of amounts capitalized	(3,528)	(2,655)	(9,450)	(7,070)

Equity Earnings of Unconsolidated Affiliates	2,482	1,829	10,715	9,877

Other Income (Expense), net	(1,213)	(225)	(2,400)	5

Income before Income Taxes	58,462	27,465	145,579	66,635

Provision for Income Taxes	19,915	9,751	50,929	23,656

Net Income	$38,547	$17,714	$94,650	$42,979

Basic Earnings per Share	$0.71	$0.34	$1.76	$0.83

Diluted Earnings per Share	$0.70	$0.33	$1.72	$0.81

Weighted Average Number of Common Shares	54,185	52,574	53,829	51,938

Incremental Shares from Stock Options and Restricted Stock	1,098	1,268	1,220	1,404

Weighted Average Number of Common Shares and Equivalents	55,283	53,842	55,049	53,342
The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	For the Nine Months Ended
	September 30,
	2006	2005
Cash Flows from Operating Activities:

Net income	$94,650	$42,979

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	58,939	54,873
Noncash compensation and other	6,110	1,358
Undistributed earnings of unconsolidated affiliates	(2,749)	(8,071)
Increase (decrease) in cash from:
Accounts receivable	(56,768)	(25,310)
Inventory and other current assets	(60,568)	(26,870)
Other assets	(2,968)	(11,700)
Current liabilities	54,050	31,530
Other long-term liabilities	8,084	1,196

Total adjustments to net income	4,130	17,006

Net Cash Provided by Operating Activities	98,780	59,985

Cash Flows from Investing Activities:
Business acquisitions, net of cash acquired	(1,109)	(62,922)
Purchases of property and equipment and other, net	(126,949)	(31,713)

Net Cash Used in Investing Activities	(128,058)	(94,635)

Cash Flows from Financing Activities:
Net proceeds of revolving credit and other long-term debt	26,000	33,123
Proceeds from issuance of common stock	5,352	20,579
Excess tax benefits from stock-based compensation	5,282	—

Net Cash Provided by Financing Activities	36,634	53,702

Net increase in Cash and Cash Equivalents	7,356	19,052

Cash and Cash Equivalents — Beginning of Period	26,308	16,781

Cash and Cash Equivalents — End of Period	$33,664	$35,833

The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1.	Basis of Presentation and Significant Accounting Policies

We have prepared these unaudited consolidated financial statements pursuant to instructions for the quarterly report on Form 10-Q, which we are required to file with the Securities and Exchange Commission. These financial statements do not include all information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles. These financial statements reflect all adjustments that we believe are necessary to present fairly our financial position at September 30, 2006 and our results of operations and cash flows for the periods presented. All such adjustments are of a normal and recurring nature. The financial statements should be read in conjunction with the consolidated financial statements and related notes included in our annual report on Form 10-K for the year ended December 31, 2005. The results for interim periods are not necessarily indicative of annual results.

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

2.	Investments in Unconsolidated Affiliates

Our investments in unconsolidated affiliates consisted of the following:

	Sept. 30,	Dec. 31,
	2006	2005
	(in thousands)
Medusa Spar LLC	$63,118	$57,440
Smit-Oceaneering Cable Systems LLC	—	2,811
Other	1,229	1,347

Total	$64,347	$61,598

We own a 50% equity interest in Medusa Spar LLC. Medusa Spar LLC owns a 75% interest in a production spar platform, which is currently located at the site of the Medusa field in the Gulf of Mexico. Medusa Spar LLC’s revenue is derived from processing oil and gas production for a fee based on the volumes processed through the platform (“throughput”). The majority working interest owner of the Medusa field has committed to deliver a minimum throughput, which we expect will generate sufficient revenue to repay Medusa Spar LLC’s bank debt. Medusa Spar LLC financed its acquisition of its 75% interest in the production spar platform using approximately 50% debt and 50% equity from its equity holders. We believe our maximum exposure to loss from our investment in Medusa Spar LLC is our current carrying value of $63.1 million. Medusa Spar LLC is a variable interest entity. As we are not the primary beneficiary under Financial Accounting Standards Board (“FASB”) Interpretation Number 46(R), Consolidation of Variable Interest Entities, we are accounting for our investment in Medusa Spar LLC under the equity method of accounting. Equity earnings from Medusa Spar LLC reflected in our financial statements are after amortization of our initial acquisition costs. The following are summarized 100% statements of operations of Medusa Spar LLC.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
		(in thousands)
Medusa Spar LLC
Condensed Statements of Operations
Revenue	$8,157	$6,717	$28,883	$28,845
Depreciation	(2,369)	(2,369)	(7,108)	(7,108)
General and administrative	(17)	(16)	(93)	(67)
Interest	(484)	(528)	(1,481)	(1,789)

Net Income	$5,287	$3,804	$20,201	$19,881

Equity earnings reflected in our financial statements	$2,614	$1,880	$9,996	$9,729

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

3.	Inventory and Other Current Assets

Our inventory and other current assets consisted of the following:

	Sept. 30,	Dec. 31,
	2006	2005
	(in thousands)
Inventory of spare parts for remotely operated vehicles	$55,646	$34,713
Other inventory, primarily raw materials	67,696	39,924
Deferred taxes	12,965	9,091
Other	22,689	14,700

Total	$158,996	$98,428

We state our inventory at the lower of cost or market. We determine cost using the weighted-average method. We have reclassified certain amounts from December 31, 2005 to conform with the current period presentation.

4.	Debt

Our long-term debt consisted of the following:

	Sept. 30,	Dec. 31,
	2006	2005
	(in thousands)
6.72% Senior Notes	$80,000	$100,000
Revolving credit facility	120,000	74,000

Total	$200,000	$174,000

Scheduled maturities of our long-term debt as of September 30, 2006 were as follows:

	6.72%	Revolving
	Notes	Credit	Total
	(in thousands)
Remainder of 2006	$—	$—	$—
2007	20,000	—	20,000
2008	20,000	120,000	140,000
2009	20,000	—	20,000
2010	20,000	—	20,000

Total	$80,000	$120,000	$200,000

Maturities through September 30, 2007 are not classified as current as of September 30, 2006, since we can extend the maturity by reborrowing under the revolving credit facility with a maturity date after one year. We capitalized interest charges of $47,000 in the nine-month period ended September 30, 2006 and $65,000 and $129,000 in the three- and nine-month periods ended September 30, 2005, respectively, as part of construction-in-progress.

5.	Shareholders’ Equity and Comprehensive Income

Our shareholders’ equity consisted of the following:

	Sept. 30,	Dec. 31,
	2006	2005
	(in thousands)
Common Stock, par value $0.25; 90,000,000 shares authorized; 54,194,938 and 53,558,888 shares issued	$13,549	$13,390
Additional paid-in capital	185,074	172,437
Retained earnings	442,681	348,031
Other comprehensive income	10,992	2,260

Total	$652,296	$536,118

Comprehensive income is the total of net income and all nonowner changes in equity. The amounts of comprehensive income for the periods indicated are as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
		(in thousands)
Net Income per Consolidated Statements of Income	$38,547	$17,714	$94,650	$42,979
Foreign Currency Translation Gains (Losses)	(1,031)	675	8,410	(8,642)
Change in Minimum Pension Liability Adjustment, net of tax	(124)	(1,678)	442	(1,037)
Change in Fair Value of Hedge, net of tax	(174)	138	(120)	499

Total	$37,218	$16,849	$103,382	$33,799

Amounts comprising other elements of comprehensive income in Shareholders’ Equity are as follows:

	Sept. 30,	Dec. 31,
	2006	2005
	(in thousands)
Accumulated Net Foreign Currency Translation Adjustments	$12,701	$4,291
Minimum Pension Liability Adjustment	(2,107)	(2,549)
Fair Value of Hedge	398	518

Total	$10,992	$2,260

6.	Income Taxes

During interim periods, we provide for income taxes at our estimated annual effective tax rate, currently 35.6% for 2006, using assumptions as to (1) earnings and other factors that would affect the tax calculation for the remainder of the year and (2) the operations of foreign branches and subsidiaries that are subject to local income and withholding taxes. The effective income tax rates for the three- and nine-month periods ended September 30, 2006 were lower than 35.6%, as these periods included $0.9 million of credits, which were primarily due to the expiration of applicable statutes of limitations related to foreign tax contingencies.

We paid cash taxes of $30.7 million and $18.7 million for the nine-month periods ended September 30, 2006 and 2005, respectively.

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

There are no differences in the basis of segmentation or in the basis of measurement of segment profit or loss from those used in our consolidated financial statements for the year ended December 31, 2005. The following summarizes certain financial data by business segment:

	For the Three Months Ended			For the Nine Months Ended
	Sept. 30,	Sept. 30,	June 30,	Sept. 30,	Sept. 30,
	2006	2005	2006	2006	2005
	(in thousands)
Revenue
Oil and Gas
ROVs	$108,801	$85,749	$98,641	$296,389	$228,972
Subsea Products	98,993	65,430	81,815	265,326	155,146
Subsea Projects	38,410	30,023	42,989	122,519	77,965
Mobile Offshore Production Systems	12,767	12,898	12,355	38,454	37,008
Inspection	45,526	39,972	42,545	121,494	120,367

Total Oil and Gas	304,497	234,072	278,345	844,182	619,458
Advanced Technologies	32,766	29,039	32,718	93,653	90,360

Total	$337,263	$263,111	$311,063	$937,835	$709,818

Gross Margins
Oil and Gas
ROVs	$35,224	$27,948	$31,856	$93,664	$65,704
Subsea Products	22,801	10,522	17,126	58,717	18,868
Subsea Projects	18,182	8,327	22,130	53,642	17,510
Mobile Offshore Production Systems	4,055	4,323	3,499	11,756	13,230
Inspection	8,304	6,058	8,055	21,720	17,627

Total Oil and Gas	88,566	57,178	82,666	239,499	132,939
Advanced Technologies	5,028	4,636	5,233	13,800	17,045
Unallocated Expenses	(5,369)	(12,480)	(15,942)	(32,800)	(26,880)

Total	$88,225	$49,334	$71,957	$220,499	$123,104

Income from Operations
Oil and Gas
ROVs	$30,160	$24,061	$27,270	$79,635	$54,643
Subsea Products	15,422	4,020	10,407	38,390	2,305
Subsea Projects	16,790	7,176	20,800	49,528	13,944
Mobile Offshore Production Systems	3,727	4,019	3,260	10,971	12,016
Inspection	4,828	3,085	4,780	11,797	7,712

Total Oil and Gas	70,927	42,361	66,517	190,321	90,620
Advanced Technologies	3,185	2,779	3,003	7,799	11,108
Unallocated Expenses	(13,521)	(16,805)	(21,621)	(51,666)	(38,240)

Total	$60,591	$28,335	$47,899	$146,454	$63,488

We generate a material amount of our consolidated revenue from contracts for marine services and inspection services in the Gulf of Mexico and North Sea, which are usually more active from April through October compared to the rest of the year. In the 2006 periods presented, Subsea Projects had higher-than-normal revenue due to inspection and repair work made necessary by severe hurricanes in the Gulf of Mexico in 2005. For the remainder of 2006, we expect our Subsea Projects segment to continue to benefit from inspection and repair work made necessary by those hurricanes, but not at the same level due to normal seasonality and the planned drydocking of two vessels. Revenues in our ROV, Subsea Products, Mobile Offshore Production Systems and Advanced Technologies segments are generally not seasonal.

8.	Stock-Based Compensation

On January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), issued by the FASB. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized over their service (vesting) periods in the income statement, based on their estimated fair values at their respective grant dates. This statement applies to all awards granted after the effective date and to awards modified, repurchased or canceled after that date, as well as the unvested portion of awards granted prior to the effective date of SFAS 123(R). We have adopted the modified prospective transition method to apply SFAS 123(R). Under this transition method, we recognized compensation costs relative to stock options, restricted stock and restricted stock units granted, but not yet vested, prior to January 1, 2006, based on the grant-date fair value estimated in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation.” The cumulative effect of our adoption of SFAS 123(R) has not been material. We also account for the restricted stock units we granted in 2006, representing 232,100 shares, under SFAS 123(R).

We have not restated results for prior periods.

Stock Options

Under our 2005 Incentive Plan (“the Incentive Plan”), a total of 1,200,000 shares of our common stock was made available for awards to employees and nonemployee members of our Board of Directors.

The Incentive Plan is administered by the Compensation Committee of our Board of Directors; however, the full Board of Directors makes determinations regarding awards to nonemployee directors under the Incentive Plan. The Compensation Committee or Board, as applicable, determines the type or types of award(s) to be made to each participant and approves the related award agreements, which set forth the terms, conditions and limitations applicable to the awards. Stock options, stock appreciation rights and stock and cash awards may be made under the Incentive Plan. Options outstanding under the Incentive Plan and prior plans vest over a six-month, a three-year or a four-year period and are exercisable over a period of five, seven or ten years after the date of grant or five years after the date of vesting. Under the Incentive Plan, a stock option must have a term not exceeding seven years from the date of grant and must have an exercise price of not less than the fair market value of a share of our common stock on the date of grant. The Compensation Committee may not: (1) grant, in exchange for a stock option, a new stock option having a lower exercise price; or (2) reduce the exercise price of a stock option. In light of the new accounting principles established by SFAS 123(R), which we adopted effective as of January 1, 2006, the Compensation Committee has expressed its intention to refrain from using stock options as a component of employee compensation for our executive officers and other employees for the foreseeable future, and the Board has expressed its intention to refrain from using stock options as a component of nonemployee director compensation for the foreseeable future.

Before January 1, 2006, we used the intrinsic value method of accounting established by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), to account for our stock-based compensation programs. Accordingly, we did not recognize any compensation expense when the exercise price of an employee stock option was equal to the market price per share of our common stock on the grant date and all other provisions were fixed. Under SFAS 123(R), for the nine months ended September 30, 2006, we recognized $329,000 more stock-based compensation expense related to the unvested portion of existing option grants than we would have recognized under APB 25. The following illustrates the pro forma effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 to the periods ended September 30, 2005:

	For the Three	For the Nine
	Months Ended	Months Ended
	September 30, 2005
	(in thousands, except per share amounts)
Net Income:
As reported	$17,714	$42,979
Employee stock-based compensation included in net income, net of income tax benefit	2,756	5,213
Pro forma compensation expense determined under fair value methods for all awards, net of income tax benefit	(3,289)	(7,703)

Pro forma	$17,181	$40,489

Reported earnings per common share:
Basic	$0.34	$0.83

Diluted	$0.33	$0.81

Pro forma earnings per common share:
Basic	$0.33	$0.78

Diluted	$0.32	$0.76

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
The estimated fair value of the options was amortized to pro forma expense over the expected average lives of the options. We believe the pro forma expenses for the three- and nine-month periods ended September 30, 2005 provide a reasonable approximation of the stock-based compensation expense that would have been recorded in our consolidated statements of income for those periods under SFAS 123.

The following is a summary of our stock option activity for the nine months ended September 30, 2006:

		Weighted
		Average
	Shares under	Exercise	Aggregate
	Option	Prices	Intrinsic Value
Balance at December 31, 2005	1,313,450	$13.91	$22,183,000
Granted	—	—	$—
Exercised	(378,750)	14.13	$(12,530,000)
Forfeited	(25,900)	12.20	$(482,000)

Balance at September 30, 2006	908,800	$13.87	$15,387,000

Vested and expected to vest at September 30, 2006	908,800	$13.87	$15,387,000

Exercisable at September 30, 2006	903,400	$13.86	$15,299,000

The weighted average remaining contract term of our stock options outstanding at September 30, 2006 was 2.4 years. As of September 30, 2006, the aggregate intrinsic value of our vested stock options was $15.3 million. The total intrinsic value of the 378,750 options exercised during the first nine months of 2006 was $12.5 million.

We received $5.4 million from the exercise of stock options in the first nine months of 2006. The excess tax benefit realized from tax deductions from stock option exercises in the first nine months of 2006 was $2.1 million. SFAS 123(R) requires that the excess tax benefits from stock option exercises be classified as an outflow in cash flows from operating activities and an inflow in cash from financing activities in the statement of cash flows.

Restricted Stock Plan Information

In 2006, under the Incentive Plan, we granted 32,000 shares of restricted stock to our outside directors and 200,100 restricted stock units to our employees. The weighted average common stock price on the dates of the grants was $28.67. The shares of restricted stock are subject to a one-year vesting requirement and the restricted stock units are subject to one- to three-year vesting requirements.

During the years ended December 31, 2004 and 2002, we granted restricted stock units to certain of our key executives and employees. The grants were subject to earning requirements over two to three years, which have subsequently been met, and to vesting requirements of five equal installments over a five-year period commencing after the grants were earned, conditional upon continued employment. At the time of each vesting of restricted stock units granted in 2004 and 2002, a participant receives a tax-assistance payment.

At the time of vesting of a restricted stock unit, the participant will be issued a share of our common stock for each common stock unit vested. As of September 30, 2006 and December 31, 2005, 917,500 and 1,016,700 shares of restricted stock or restricted stock units were outstanding and unvested. The numbers and weighted average grant date fair values of restricted stock units granted in 2002 and 2004 were 1,233,000 and 44,000 and $9.67 and $15.25, respectively. Each grantee of shares of restricted stock mentioned in this paragraph is deemed to be the record owner of those shares during the restriction period, with the right to vote and receive any dividends on those shares. The restricted stock units have no voting or dividend rights.

In the nine months ended September 30, 2006, the excess tax benefit realized from restricted stock was $3.2 million.

The components of our stock-based compensation expense recognized are as follows:

	For the Nine Months Ended September 30,
	2006	2005
	(in thousands)
Restricted stock shares or units	$6,968	$3,055
Restricted stock tax-assistance	6,235	4,964
Stock options	329	—

Total stock-based compensation expense	$13,532	$8,019

We estimate that stock-based compensation cost not yet recognized related to shares of restricted stock or units, based on their grant-date fair values, was $6.5 million at September 30, 2006. This expense is being recognized on a staged-vesting basis over the next four years for the awards granted in 2004 and 2002, and a straight-line basis over one to three years for the awards granted in 2006. Stock-based compensation expense not yet recognized pursuant to stock option grants as of September 30, 2006, based on grant-date fair values, was $8,000, which will be recognized by the first quarter of 2007.

9.	New Accounting Standards

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes. This interpretation clarifies the criteria for recognizing income tax benefits under SFAS No. 109, Accounting for Income Taxes, and requires additional financial statement disclosures about uncertain tax positions. The interpretation is effective for us beginning January 1, 2007. We are evaluating the impact of this interpretation on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. SFAS No. 158 will require us to recognize the funded status of the pension and postretirement plans in our balance sheet, along with a corresponding noncash, after-tax adjustment to shareholders’ equity. Funded status is determined as the difference between the fair value of plan assets and the projected benefit obligation. Changes in the funded status will be recognized in other comprehensive loss. We are required to adopt SFAS No. 158 at the end of 2006. While we are currently evaluating the impact of SFAS No. 158 upon our financial statements, we believe there will be no material effect on our financial statements upon its adoption.

In September 2006, the FASB issued FASB Staff Position No. AUG AIR-1, Accounting for Planned Major Maintenance Activities. The Staff Position will prohibit companies from recognizing planned major maintenance costs by accruing a liability over several reporting periods before the maintenance is performed ¯ the accrue-in-advance method. We currently use the accrue-in-advance method for anticipated drydocking of our vessels. This Staff Position is effective for us beginning January 1, 2007. While we are currently evaluating the impact of this Staff Position upon our financial statements, we do not believe there will be a material effect on our financial statements upon its adoption.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
All statements in this quarterly report on Form 10-Q, other than statements of historical facts, including, without limitation, statements regarding our expectations about 2006 net income and segment results, our plans for future operations, the adequacy of our working capital, our expectations about the profit contribution from our investment in Medusa Spar LLC, our expectations regarding inspection and repair work for the remainder of 2006 made necessary by hurricanes, our backlog, our anticipated tax rate for 2006 and industry conditions, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to various risks, uncertainties and assumptions, including those we have referred to under the headings “Risk Factors” and “Cautionary Statement Concerning Forward-Looking Statements” in Part I of our annual report on Form 10-K for the year ended December 31, 2005. Although we believe that the expectations reflected in such forward-looking statements are reasonable, because of the inherent limitations in the forecasting process, as well as the relatively volatile nature of the industries in which we operate, we can give no assurance that those expectations will prove to be correct. Accordingly, evaluation of our future prospects must be made with caution when relying on forward-looking information.
The following discussion should be read in conjunction with the Management’s Discussion and Analysis included in our annual report on Form 10-K for the year ended December 31, 2005.
Executive Overview
We generate over 85% of our revenue from our services and products provided to the oil and gas industry. Our third quarter net income was higher than any previous quarter in our history. Compared to the second quarter of 2006, quarterly net income increased primarily due to improved performances from our ROV and Subsea Products segments and a reduction in our Unallocated Expenses.
For the fourth quarter of 2006, we anticipate net income to be slightly less than the third quarter, due to seasonal declines in our Inspection and Subsea Projects results, lower equity earnings from our Medusa Spar LLC investment, the planned drydocking of two of our vessels and an increase in our Unallocated Expenses.
Critical Accounting Policies and Estimates
For information about our Critical Accounting Policies and Estimates, please refer to the discussion in our annual report on Form 10-K for the year ended December 31, 2005 under the heading “Critical Accounting Policies and Estimates” in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operation.
New Accounting Standards
For a discussion of new accounting standards applicable to us, see the discussion in Note 9 to the Consolidated Financial Statements contained in Item 1 of this Quarterly Report on Form 10-Q.
Liquidity and Capital Resources
We consider our liquidity and capital resources adequate to support our existing operations and capital commitments. At September 30, 2006, we had working capital of $242 million, including $34 million of cash and cash equivalents. Additionally, we had $130 million of borrowing capacity available under our $250 million revolving credit facility.
Our capital expenditures were $134 million during the nine months ended September 30, 2006, as compared to $96 million during the corresponding period last year. Capital expenditures in 2006 included additions and upgrades to our ROV fleet to expand the fleet and replace older units we retired. We added 11 ROVs to our fleet during the nine months ended September 30, 2006. In 2006, we also purchased (1) an oil tanker for possible future conversion to a mobile offshore production system in the event we obtain a suitable contract, and (2) the vessel from our cable-lay and maintenance joint venture. We subsequently sold this vessel in the third quarter of 2006. We also commenced improvements in our Subsea Products manufacturing facilities, including the addition of equipment to increase the capacity of these facilities. Capital expenditures in 2005 included the acquisition of Grayloc Products LLC, as well as additions and upgrades to our ROV fleet to expand the fleet and replace older units we retired.
We had no material contractual commitments for capital expenditures at September 30, 2006.
At September 30, 2006, we had long-term debt of $200 million and a 23% debt-to-total-capitalization ratio. We have $80 million of Senior Notes outstanding, to be repaid from 2007 through 2010, and $120 million outstanding under our $250 million revolving credit facility, which is scheduled to expire in January 2008. The revolving credit facility has short-term interest rates that float with market rates, plus applicable spreads. We have not guaranteed any debt not reflected on our consolidated balance sheet and do not have any off-balance sheet arrangements, as defined by SEC rules.

In the nine-month period ended September 30, 2006, our cash and cash equivalents increased $7 million. We generated $99 million in cash from operating activities, used $128 million of cash in investing activities and obtained $36 million of cash from financing activities. The cash used in investing activities was used primarily for the capital expenditures described above, and the cash obtained from financing activities was used, along with a substantial portion of the cash provided by operating activities, to pay for those capital expenditures and to finance an increase in working capital of $71 million. The increase in working capital was the result of higher accounts receivable from higher revenue, and higher inventories in anticipation of increased Subsea Products sales and spare parts for ROVs necessitated by more units and higher utilization levels.
In September 2002, our Board of Directors authorized us to repurchase up to 6 million shares of our common stock, subject to a $75 million aggregate purchase price limitation. Under this plan, we have repurchased an aggregate of 1,795,600 shares of common stock through September 30, 2006, at a total cost of $20 million. We have reissued all of those shares as contributions to our 401(k) plan or in connection with exercises of stock options. Although we have not made any such repurchases since April 2003, we may from time to time effect additional repurchases in accordance with the terms of the Board’s authorization, which remains in effect.
Results of Operations
We operate in six business segments. The segments are contained within two businesses – services and products provided to the oil and gas industry (“Oil and Gas”) and all other services and products (“Advanced Technologies”). Our Unallocated Expenses are those not associated with a specific business segment.
Consolidated revenue and margin information is as follows:

	For the Three Months Ended			For the Nine Months Ended
	Sept. 30,	Sept. 30,	June 30,	Sept. 30,	Sept. 30,
	2006	2005	2006	2006	2005
	(dollars in thousands)
Revenue	$337,263	$263,111	$311,063	$937,835	$709,818
Gross margin	88,225	49,334	71,957	220,499	123,104
Operating margin	60,591	28,335	47,899	146,454	63,488
Gross margin %	26%	19%	23%	24%	17%
Operating margin %	18%	11%	15%	16%	9%
We generate a material amount of our consolidated revenue from contracts for marine services and inspection services in the Gulf of Mexico and North Sea, which are usually more active from April through October compared to the rest of the year. In the periods presented, Subsea Projects had higher-than-normal revenue due to work made necessary by severe hurricanes in the Gulf of Mexico in 2005. Revenues in our ROV, Subsea Products, Mobile Offshore Production Systems and Advanced Technologies segments have generally not been seasonal.

Oil and Gas
The table that follows sets forth our revenues and margins for our Oil and Gas business for the periods indicated.

	For the Three Months Ended			For the Nine Months Ended
	Sept. 30,	Sept. 30,	June 30,	Sept. 30,	Sept. 30,
	2006	2005	2006	2006	2005
		(dollars in thousands)
Remotely Operated Vehicles
Revenue	$108,801	$85,749	$98,641	$296,389	$228,972
Gross margin	35,224	27,948	31,856	93,664	65,704
Gross margin %	32%	33%	32%	32%	29%
Operating margin	30,160	24,061	27,270	79,635	54,643
Operating margin %	28%	28%	28%	27%	24%
Utilization %	86%	88%	85%	85%	82%

Subsea Products
Revenue	98,993	65,430	81,815	265,326	155,146
Gross margin	22,801	10,522	17,126	58,717	18,868
Gross margin %	23%	16%	21%	22%	12%
Operating margin	15,422	4,020	10,407	38,390	2,305
Operating margin %	16%	6%	13%	14%	1%

Subsea Projects
Revenue	38,410	30,023	42,989	122,519	77,965
Gross margin	18,182	8,327	22,130	53,642	17,510
Gross margin %	47%	28%	51%	44%	22%
Operating margin	16,790	7,176	20,800	49,528	13,944
Operating margin %	44%	24%	48%	40%	18%

Mobile Offshore Production Systems
Revenue	12,767	12,898	12,355	38,454	37,008
Gross margin	4,055	4,323	3,499	11,756	13,230
Gross margin %	32%	34%	28%	31%	36%
Operating margin	3,727	4,019	3,260	10,971	12,016
Operating margin %	29%	31%	26%	29%	32%

Inspection
Revenue	45,526	39,972	42,545	121,494	120,367
Gross margin	8,304	6,058	8,055	21,720	17,627
Gross margin %	18%	15%	19%	18%	15%
Operating margin	4,828	3,085	4,780	11,797	7,712
Operating margin %	11%	8%	11%	10%	6%

Total Oil and Gas
Revenue	$304,497	$234,072	$278,345	$844,182	$619,458
Gross margin	88,566	57,178	82,666	239,499	132,939
Gross margin %	29%	24%	30%	28%	21%
Operating margin	70,927	42,361	66,517	190,321	90,620
Operating margin %	23%	18%	24%	23%	15%
In general, our Oil and Gas business focuses on supplying services and products to the deepwater sector of the offshore market. In the past couple of years, we have had a high level of demand due to historically high hydrocarbon prices and hurricane damages to the oil and gas producing infrastructure in the Gulf of Mexico. We expect these market conditions to continue through 2007.

Our ROV segment revenues reflect the utilization percentages, fleet sizes and average pricing of the respective periods. Gross margins were favorably impacted compared to the previous quarter and the corresponding quarter of the prior year by an increase in the average revenue per day of ROV utilization. As compared to 2005, 2006 results reflect a higher profit contribution from our ROV business segment due to increases of our fleet days on hire and pricing. We expect our fourth quarter ROV results to be above those of the third quarter.
For our Subsea Products segment, margins improved for all periods presented. As compared to the corresponding periods of the prior year, improvements were largely attributable to increased umbilical and specialty hardware sales. Compared to the quarter ended June 30, 2006, profitability improved from higher umbilical manufacturing throughput as we resolved the mechanical problems previously experienced at our Panama City, Florida plant and processed a higher work load at our Brazil facility. We expect our 2006 Subsea Products results to improve over those of 2005 on better umbilical manufacturing results, particularly from our Brazil and Panama City plants, and higher specialty hardware sales. We expect our Subsea Products fourth quarter of 2006 profit contribution to improve due to continued improved performance from our umbilical manufacturing operations. Our Subsea Products backlog increased from $196 million at December 31, 2005 to $281 million at September 30, 2006.
For our Subsea Projects segment, our revenue and gross margin decreased compared to the second quarter of 2006 due to $4.5 million of margins recognized in the second quarter from finalization of change orders related to work performed in the first quarter and cost estimate revisions to projects previously performed, primarily in the first quarter. Subsea Projects revenue and gross margin for the periods ended September 30, 2006 were significantly higher than the corresponding periods of the prior year due to work related to hurricane damage and an escalation in demand for our inspection, maintenance and repair services on the deepwater infrastructure in the Gulf of Mexico. We expect our 2006 fourth quarter results for Subsea Projects to decline from the third quarter levels due to normal seasonality and the planned drydocking of two vessels.
Our Mobile Offshore Production Systems three main assets were working under the same contracts as in 2005. The lower revenue and margins beginning in the second quarter of 2006 were the result of a lower dayrate going into effect in mid-May for the use of the Ocean Legend, as per the renewal option terms in the existing contract.
Our Inspection margins increased compared to the corresponding periods of 2005 as a result of our efforts to provide more value-added services and to reduce our operating expenses. Inspection margins were comparable from the prior quarter. For the fourth quarter of 2006, we expect a decrease in profitability as compared to the third quarter, as a result of normal seasonality. We expect an improvement in margins for the full-year 2006, as compared to 2005, as a result of operational improvements.
Advanced Technologies
Revenue and margin information is as follows:

	For the Three Months Ended			For the Nine Months Ended
	Sept. 30,	Sept. 30,	June 30,	Sept. 30,	Sept. 30,
	2006	2005	2006	2006	2005
		(dollars in thousands)
Revenue	$32,766	$29,039	$32,718	$93,653	$90,360
Gross margin	5,028	4,636	5,233	13,800	17,045
Gross margin %	15%	16%	16%	15%	19%
Operating margin	3,185	2,779	3,003	7,799	11,108
Operating margin %	10%	10%	9%	8%	12%
Advanced Technologies margins for the nine months ended September 30, 2006 decreased over the corresponding period of the prior year, primarily due to the transfer of The Performer to our Subsea Projects business in April 2006. The quarterly results for the periods presented were comparable.
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
The table that follows sets out our Unallocated Expenses for the periods indicated.

	For the Three Months Ended			For the Nine Months Ended
	Sept. 30,	Sept. 30,	June 30,	Sept. 30,	Sept. 30,
	2006	2005	2006	2006	2005
		(dollars in thousands)
Gross margin expenses	$(5,369)	$(12,480)	$(15,942)	$(32,800)	$(26,880)
% of revenue	2%	5%	5%	3%	4%
Operating expenses	(13,521)	(16,805)	(21,621)	(51,666)	(38,240)
% of revenue	4%	6%	7%	6%	5%
Lower compensation expense related to incentive plans, due to the decline in our stock price from the end of the second quarter, was the principal cause of the decreases in Unallocated Expenses in the three-month period ended September 30, 2006 compared to the other three-month periods presented. Expense related to the unvested portions of the tax-assistance provisions of our restricted stock plans for periods prior to 2006 fluctuates with the market price of our common stock, which rose 60% during the quarter ended June 30, 2006 and subsequently decreased 33% during the quarter ended September 30, 2006. For the fourth quarter of 2006, we expect our Unallocated Expenses to increase from third quarter levels. On January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), issued by the Financial Accounting Standards Board. For further information related to our stock-based compensation and our transition to SFAS 123(R), please see Note 8 to the Consolidated Financial Statements contained in Item 1 of this Quarterly Report on Form 10-Q.
Other
The table that follows sets forth our significant financial statement items below the income from operations line.

	For the Three Months Ended			For the Nine Months Ended
	Sept. 30,	Sept. 30,	June 30,	Sept. 30,	Sept. 30,
	2006	2005	2006	2006	2005
			(in thousands)
Interest income	$130	$181	$62	$260	$335
Interest expense, net of amounts capitalized	(3,528)	(2,655)	(3,131)	(9,450)	(7,070)
Equity earnings of unconsolidated affiliates, net	2,482	1,829	3,879	10,715	9,877
Other income (expense), net	(1,213)	(225)	(1,192)	(2,400)	5
Provision for income taxes	19,915	9,751	16,916	50,929	23,656
     The amounts of equity earnings (losses) of unconsolidated affiliates are as follows:

	For the Three Months Ended			For the Nine Months Ended
	Sept. 30,	Sept. 30,	June 30,	Sept. 30,	Sept. 30,
	2006	2005	2006	2006	2005
			(in thousands)
Medusa Spar LLC	$2,614	$1,880	$3,348	$9,996	$9,729
Smit-Oceaneering Cable Systems, L.L.C.	(132)	(51)	531	719	110
Other	—	—	—	—	38

Total	$2,482	$1,829	$3,879	$10,715	$9,877

We own a 50% equity interest in Medusa Spar LLC, which owns a 75% interest in the Medusa Spar production platform in the Gulf of Mexico. Medusa Spar LLC earns revenue on a tariff basis on oil and gas production throughput processed by the spar from the Medusa field and certain specified surrounding areas. The higher earnings for the periods ending September 30, 2006 compared to the periods ended September 30, 2005 were due to suspension of production during the third quarter of 2005 as a result of Hurricane Katrina. The decline in the quarter ended September 30, 2006 compared to the quarter ended June 30, 2006 resulted from declining production as the reservoirs being produced deplete normally. For the fourth quarter of 2006 and for 2007, we anticipate lower equity income from our Medusa Spar LLC investment from declines in production from the currently producing reservoirs. In addition, in October 2006, the well which had been producing the highest throughput had a mechanical failure, and we do not expect the operator to complete repairs to the well before March 2007.
We own 50% of Smit-Oceaneering Cable Systems, L.L.C., a telecommunications cable-laying and maintenance venture. Due to a weakened condition of the telecommunications market, the single vessel owned by the venture was marketed for oilfield and other uses beginning in 2004. In March 2005, we purchased the cable-laying and maintenance equipment from the venture at a price equal to its adjusted book value. We purchased the vessel in the second quarter of 2006. Our completion of the purchase effectively winds up the venture. We do not anticipate a material impact on our net income from the windup of the venture.
Interest expense for the three- and nine-month periods ended September 30, 2006 increased compared to the corresponding periods in the prior year due to higher average debt levels.
Foreign currency losses, which are included in other income (expense), net, of $1.1 million and $1.7 million for the three- and nine-month periods ended September 30, 2006, respectively, related primarily to the devaluation of the U.S. Dollar against the Brazilian Real and the U.K. Pound Sterling.
The provisions for income taxes were related to U.S. income taxes that we provided at estimated annual effective rates using assumptions as to earnings and other factors that would affect the tax calculation for the remainder of the year and to the operations of foreign branches and subsidiaries that were subject to local income and withholding taxes. We anticipate our effective tax rate for 2006 to be 35.6%, less approximately $0.9 million of credits, which were primarily due to the expiration of applicable statues of limitations related to foreign tax contingencies.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Because we operate in various oil and gas exploration and production regions in the world, we conduct a portion of our business in currencies other than the U.S. dollar. The functional currency for several of our international operations is the applicable local currency. We manage our exposure to changes in foreign exchange rates primarily through arranging compensation in U.S. dollars or freely convertible currency and, to the extent possible, by limiting compensation received in other currencies to amounts necessary to meet obligations denominated in those currencies. We use the exchange rates in effect as of the balance sheet date to translate assets and liabilities as to which the functional currency is the local currency, resulting in translation adjustments that we reflect as accumulated other comprehensive income or loss in the shareholders’ equity section of our consolidated balance sheets. We recorded adjustments of $8.4 million and ($8.6 million) to our equity accounts for the nine-month periods ended September 30, 2006 and 2005, respectively, to reflect the net impact of the U.S. dollar against various foreign currencies for locations where the functional currency is not the U.S. dollar.
Our Subsea Products business in Brazil conducts much of its operations in U.S. dollars, which is its functional currency. Our foreign currency transaction gains (losses) related to Brazil were ($1,144,000) and $453,000 for the nine-month periods ended September 30, 2006 and 2005, respectively.
Item 4. Controls and Procedures.
In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a – 15(e) and 15d – 15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2006 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
There has been no change in our internal control over financial reporting that occurred during the three months ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
We are currently implementing a new business management system, which we started using for our U.S. operations in July 2005 and which was implemented in our foreign locations (except Brazil) starting in 2006. We are taking all steps we believe to be necessary to monitor and maintain appropriate internal controls during the implementation.

PART II — OTHER INFORMATION
Item 6. Exhibits.

			Registration
			or File	Form or	Report	Exhibit
			Number	Report	Date	Number
*	3.01	Restated Certificate of Incorporation	1-10945	10-K	Dec. 2000	3.01

*	3.02	Amended and Restated By-Laws	1-10945	10-K	Dec. 2002	3.02

*	10.01	Second Modification of Service Agreement entered into with Mr. John R. Huff, dated August 25, 2006	1-10945	8-K	Aug. 25, 2006	10.1

	31.01	Rule 13a-14(a)/15d-14(a) Certification by T. Jay Collins, Chief Executive Officer

	31.02	Rule 13a-14(a)/15d-14(a) Certification by Marvin J. Migura, Chief Financial Officer

	32.01	Section 1350 Certification by T. Jay Collins, Chief Executive Officer

	32.02	Section 1350 Certification by Marvin J. Migura, Chief Financial Officer

*	Indicates exhibit previously filed with the Securities and Exchange Commission as indicated and incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OCEANEERING INTERNATIONAL, INC. (Registrant)

Date: November 7, 2006	By:	/S/ T. JAY COLLINS

T. Jay Collins
President and Chief Executive Officer

Date: November 7, 2006	By:	/S/ MARVIN J. MIGURA

Marvin J. Migura Senior Vice President and Chief Financial Officer

Date: November 7, 2006	By:	/S/ W. CARDON GERNER

W. Cardon Gerner
Vice President and Chief Accounting Officer

Index to Exhibits

			Registration
			or File	Form or	Report	Exhibit
			Number	Report	Date	Number
*	3.01	Restated Certificate of Incorporation	1-10945	10-K	Dec. 2000	3.01

*	3.02	Amended and Restated By-Laws	1-10945	10-K	Dec. 2002	3.02

*	10.01	Second Modification of Service Agreement entered into with Mr. John R. Huff, dated August 25, 2006	1-10945	8-K	Aug. 25, 2006	10.1

	31.01	Rule 13a-14(a)/15d-14(a) Certification by T. Jay Collins, Chief Executive Officer

	31.02	Rule 13a-14(a)/15d-14(a) Certification by Marvin J. Migura, Chief Financial Officer

	32.01	Section 1350 Certification by T. Jay Collins, Chief Executive Officer

	32.02	Section 1350 Certification by Marvin J. Migura, Chief Financial Officer

*	Indicates exhibit previously filed with the Securities and Exchange Commission as indicated and incorporated herein by reference.