Form 10-K
period 2006-12-31
OCEANEERING INTERNATIONAL INC
filed 2007-02-28
CIK 73756

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑, No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐, No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑, No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑       Accelerated filer ☐       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐, No ☑
Aggregate market value of the voting stock held by nonaffiliates of the registrant computed by reference to the closing price of $45.85 of the Common Stock on the New York Stock Exchange as of June 30, 2006, the last business day of the registrant’s most recently completed second quarter: $2,444,664,000
Number of shares of Common Stock outstanding at February 16, 2007: 55,443,938
Documents Incorporated by Reference:
Portions of the proxy statement relating to the registrant’s 2007 annual meeting of shareholders, to be filed on or before April 30, 2007 pursuant to Regulation 14A of the Securities Exchange Act of 1934, are incorporated by reference to the extent set forth in Part III, Items 10-14 of this report.

Oceaneering International, Inc.
Form 10-K

PART I
ITEM 1. BUSINESS.
GENERAL DEVELOPMENT OF BUSINESS
Oceaneering International, Inc. is a global oilfield provider of engineered services and products primarily to the offshore oil and gas industry, with a focus on deepwater applications. Through the use of its applied technology expertise, Oceaneering also serves the defense and aerospace industries. Oceaneering was organized as a Delaware corporation in 1969 out of the combination of three diving service companies founded in the early 1960s. Since our establishment, we have concentrated on the development and marketing of underwater services and products requiring the use of advanced deepwater technology. We are one of the world’s largest underwater services contractors. The services and products we provide to the oil and gas industry include remotely operated vehicles, mobile offshore production systems, built-to-order specialty hardware, engineering and project management, subsea intervention services, nondestructive testing and inspection, and manned diving. We have locations in the U.S. and 17 other countries. Our international operations, principally in the North Sea, West Africa, Brazil, Australia and Asia, accounted for approximately 47% of our revenue, or $600 million, for the year ended December 31, 2006.
Our business segments are contained within two businesses – services and products provided to the oil and gas industry (“Oil and Gas”) and all other services and products (“Advanced Technologies”). Our five business segments within the Oil and Gas business are Remotely Operated Vehicles (“ROVs”), Subsea Products, Subsea Projects, Inspection and Mobile Offshore Production Systems. We report our Advanced Technologies business as one segment. Unallocated expenses are those not associated with a specific business segment. These consist of expenses related to our incentive and deferred compensation plans, including restricted stock and bonuses, as well as other general expenses.
Oil and Gas. The focus of our Oil and Gas business has been toward increasing our asset base for providing services and products for deepwater offshore operations and subsea completions.
ROVs. Prior to 1995, we purchased most of our ROVs, which are submersible vehicles operated from the surface and widely used in the offshore oil and gas industry. However, in response to increased demand for more powerful systems operating in deeper water, we expanded our capabilities and established an in-house facility to design and build ROVs to meet the continued expansion of our ROV fleet. This facility was established and became fully operational in January 1998. We have built over 150 ROV systems, and we are producing all our new ROVs in-house. For a few years leading into 2005, except for units we have purchased from other ROV operators, we had kept the number of our work-class ROVs at a constant level and built new systems for replacement and upgrade of our existing fleet. In the first quarter of 2004, we completed the acquisition of 34 additional work-class ROVs and related business operations from Stolt Offshore S.A. In September 2004, we acquired 10 work-class ROVs and related equipment and business operations in North and South America from Fugro N.V. In 2005 and 2006, in response to increased demand in the deepwater market, we added 33 ROVs, 30 that we built and three that we purchased from another company, and retired 15 older ROVs.
Subsea Products. Through our Oceaneering Intervention Engineering division, we construct a variety of built-to-order specialty subsea hardware. In 2003, we purchased Rotator AS, a designer and manufacturer of subsea control valves, topside control valves, subsea chemical injection valves and specialty control panels. In 2005, we acquired Grayloc Products, L.L.C. and subsidiary (together, “Grayloc”), an oil and gas industry supplier of high performance clamp connectors used in production manifold, flowline and valve installations.
Our Multiflex division provides subsea hydraulic and electrohydraulic umbilicals. Offshore operators use umbilicals to, among other things, control subsea wellhead hydrocarbon flow rates. We entered this market in March 1994 through our purchase of the operating subsidiaries of Multiflex International Inc. During 1998, we constructed an umbilical plant in Brazil and relocated, modernized and increased the capabilities, including the production of steel tube umbilicals, of our umbilical manufacturing facility in Scotland. Both facilities began operations in the first half of 1999. During 2004, we moved our U.S. facility to a new location, which has added capacity and the capability of producing steel tube umbilicals, and added steel tube capability to our plant in Brazil. We started production of our first steel tube umbilicals from our U.S. facility in 2006, and we delivered approximately 95 miles of steel tube umbilicals during 2006.

Subsea Projects. Our Subsea Projects segment consists of our subsea installation, inspection, maintenance and repair services utilizing our Gulf of Mexico vessels, including our Ocean Intervention class vessels, the Ocean Intervention and the Ocean Intervention II, which went into service in 1998 and 2000, respectively, and our specialized diving group. The Ocean Intervention class vessels are equipped with thrusters that allow them to be dynamically positioned, which means they can maintain a constant position at a location without the use of anchors. They are used in pipeline or flowline tie-ins, pipeline crossings and subsea hardware interventions and installations. Both vessels can carry and install coiled tubing or umbilicals required to bring subsea well completions into production (tie-back to production facilities). In 2006 we transferred our vessel The Performer from our Advanced Technologies segment to our Subsea Projects segment. As of February 2007, we were upgrading its dynamic positioning system and crane capacity for deepwater inspection, maintenance and repair projects in the Gulf of Mexico. We occasionally charter vessels from others to augment our fleet. In 2006, we chartered a larger dynamically positioned vessel for three years, and we expect the three-year term of the charter to start in April 2007.
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
General. We intend to continue our strategy of acquiring, as opportunities arise, additional assets or businesses, to improve our market position or expand into related service and product lines, either directly through merger, consolidation or purchase, or indirectly through joint ventures.
FINANCIAL INFORMATION ABOUT SEGMENTS
For financial information about our business segments, please see the table in Note 6 of the Notes to Consolidated Financial Statements in this report, which presents revenue, income from operations, depreciation and amortization expense, equity earnings (losses) of unconsolidated affiliates and capital expenditures for the years ended December 31, 2006, 2005 and 2004, and identifiable assets and goodwill by business segment as of December 31, 2006 and 2005.

DESCRIPTION OF BUSINESS
Oil and Gas
Our Oil and Gas business consists of ROVs, Subsea Products, Subsea Projects, Inspection and Mobile Offshore Production Systems.
ROVs. ROVs are submersible vehicles operated from the surface. We use our ROVs in the offshore oil and gas industry to perform a variety of underwater tasks, including drill support, installation and construction support, pipeline inspection and surveys, and subsea production facility operation and maintenance. ROVs may be outfitted with manipulators, sonar, video cameras, specialized tooling packages and other equipment or features to facilitate the performance of specific underwater tasks. At December 31, 2006, we owned 186 work-class ROVs. We are the industry leader in providing ROV services on deepwater wells, which are the most technically demanding. We believe we operate the largest and most technically advanced fleet of ROVs in the world.
ROV revenue:

		Percent
		of Total
	Amount	Revenue
	(in thousands)
Year ended December 31, 2006	$410,256	32%
Year ended December 31, 2005	315,178	32%
Year ended December 31, 2004	223,914	29%
Subsea Products. We construct a variety of built-to-order specialty subsea hardware to ISO 9001 quality requirements. These products include:
•	hydraulic, electrohydraulic and chemical injection umbilicals utilizing thermoplastic hoses and steel tubes;

•	ROV tooling and work packages;

•	subsea and topside control valves;

•	subsea chemical injection valves;

•	production control equipment;

•	clamp connectors; and

•	pipeline repair systems.
We market these products under the trade names Oceaneering Multiflex, Oceaneering Intervention Engineering, Oceaneering Grayloc and Oceaneering Rotator.
Offshore well operators use subsea umbilicals and production control equipment to control subsea wellhead hydrocarbon flow, monitor downhole and wellhead conditions and perform chemical injection. ROV tooling and work packages provide the operational link between an ROV and permanently installed equipment located on the sea floor. Valves are used to control and meter hydrocarbon production flow rates and to inject chemicals into production streams at the wellhead to enhance well flow characteristics.
Subsea Products revenue:

		Percent
		of Total
	Amount	Revenue
	(in thousands)
Year ended December 31, 2006	$364,510	29%
Year ended December 31, 2005	239,039	24%
Year ended December 31, 2004	160,410	21%
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
Subsea Projects revenue:

		Percent
		of Total
	Amount	Revenue
	(in thousands)
Year ended December 31, 2006	$155,046	12%
Year ended December 31, 2005	121,628	12%
Year ended December 31, 2004	70,254	9%
Inspection. Through our Oceaneering Inspection division, we offer a wide range of inspection services to customers who are required to obtain third-party inspections to satisfy contractual structural specifications, internal safety standards or regulatory requirements. We provide these services principally to customers in the oil and gas, petrochemical and power generation industries. In the U.K., we provide Independent Inspection Authority services for the oil and gas industry, which includes first-pass integrity evaluation and assessment and nondestructive testing services. We use a variety of technologies to perform pipeline inspections, both onshore and offshore.
Inspection revenue:

		Percent
		of Total
	Amount	Revenue
	(in thousands)
Year ended December 31, 2006	$169,014	13%
Year ended December 31, 2005	154,857	15%
Year ended December 31, 2004	145,691	19%
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
We own a 50% equity interest in Medusa Spar LLC, which owns 75% of a production spar platform. Medusa Spar LLC’s revenue is derived from processing oil and gas production for a fee, based on the volumes processed. The spar is currently located on the Medusa field in the Gulf of Mexico. Medusa Spar LLC has a contract covering production from the Medusa field and other nearby areas. We report our interest in this joint venture’s results in equity earnings (losses) of unconsolidated affiliates.
Mobile Offshore Production Systems revenue:

		Percent
		of Total
	Amount	Revenue
	(in thousands)
Year ended December 31, 2006	$52,931	4%
Year ended December 31, 2005	50,091	5%
Year ended December 31, 2004	49,387	6%

Advanced Technologies
Our Advanced Technologies segment provides underwater intervention, engineering services and related manufacturing to meet a variety of industrial requirements, including ship and submarine husbandry, search and recovery, maintenance and repair, civil works projects, commercial theme park equipment and engineering services and products for the space industry. We do this in part by extending the use of existing assets and technology developed in oilfield operations to new applications.
We work for customers having specialized requirements in underwater or other hazardous environments outside the oil and gas industry. We provide support for the U.S. Navy, including underwater operations, data analysis, development of ocean-related computer software, and design and development of new underwater tools and systems. We also install and maintain mechanical systems for the Navy’s surface ships, submarines, piers, offshore structures and moorings. We provide products and services to NASA and aerospace prime contractors and we manage the underwater activities for astronaut training at NASA’s Neutral Buoyancy Laboratory. Our NASA-related activities substantially depend on continued government funding for space programs.
Advanced Technologies revenue:

		Percent
		of Total
	Amount	Revenue
	(in thousands)
Year ended December 31, 2006	$128,441	10%
Year ended December 31, 2005	117,750	12%
Year ended December 31, 2004	130,525	17%
We have a 50% interest in a joint venture we formed with a subsidiary of Smit Internationale, N.V. The joint venture was originally formed to maintain and operate commercial cable lay and maintenance equipment. Due to the condition of the telecommunications market, the single vessel used in the venture was marketed for oilfield and other uses commencing in 2004. In 2005, we purchased the cable lay and maintenance equipment from the venture and, in 2006, we purchased the vessel from the venture. Our purchase of the vessel effectively ended the operations of the venture. We subsequently sold the vessel for a small gain. The venture will be liquidated after collection of outstanding amounts receivable and payment of remaining amounts owed to creditors. We report our interest in this joint venture’s results in equity earnings (losses) of unconsolidated affiliates.
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
Major Customers. Our top five customers in the years ended December 31, 2006, 2005 and 2004 accounted for 23%, 22% and 23%, respectively, of our consolidated revenue. For the years ended December 31, 2006, 2005 and 2004, four of our top five customers were oil and gas exploration and production companies served by our Oil and Gas business segments. The other top-five customer was the U.S. Navy, which was served by our Advanced Technologies segment. No single customer accounted for more than 10% of our consolidated revenue in any of those three years. While we do not depend on any one customer, the loss of one of our significant customers could, at least on a short-term basis, have an adverse effect on our results of operations.
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
ROVs. We believe we are the world’s largest owner/operator of work-class ROVs employed in oil and gas related operations. We own 186 work-class ROVs, and estimate that this represents 36% of the work-class ROVs utilized in the oil and gas service industry. We compete with several major companies on a worldwide basis and with numerous others operating locally in various areas. We have fewer competitors in deeper water depths, as more sophisticated equipment and technology is needed in deeper water.
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
The amounts of backlog orders we believed to be firm as of December 31, 2006 and 2005 were as follows (in millions):

	As of December 31, 2006		As of December 31, 2005
	Total	1 + yr*	Total	1 + yr*
Oil and Gas
ROVs	$616	$354	$405	$206
Subsea Products	359	68	196	34
Subsea Projects	47	—	35	—
Inspection	161	64	97	33
Mobile Offshore Production Systems	41	13	51	26

Total Oil and Gas	1,224	499	784	299
Advanced Technologies	48	—	53	4

Total	$1,272	$499	$837	$303

*	Represents amounts that were not expected to be performed within one year.

No material portion of our business is subject to renegotiation of profits or termination of contracts by the U.S. government.
PATENTS AND LICENSES
We currently hold a number of U.S. and foreign patents and have numerous pending patent applications. We have acquired patents and licenses and granted licenses to others when we have considered it advantageous for us to do so. Although in the aggregate our patents and licenses are important to us, we do not regard any single patent or license or group of related patents or licenses as critical or essential to our business as a whole. In general, we depend on our technological capabilities and the application of know-how rather than patents and licenses in the conduct of our operations.
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
While not a legal requirement, within our Oil and Gas business we maintain various quality management systems. Our quality management systems in the United Kingdom and Norway are registered as being in conformance with ISO 9001:2000 and cover all our Oil and Gas products and services. The quality management systems of our Remotely Operated Vehicle operations in Brazil and Canada are registered to be in compliance with ISO 9001:2000. The quality management systems of our Subsea Products segment are also registered to be in conformance with ISO 9001:2000. The quality management systems of both the Oceaneering Space Systems and Oceaneering Technologies units of our Advanced Technologies segment are also ISO 9001:2000 registered. ISO 9001 is an internationally recognized system for quality management established by the International Standards Organization, and the 2000 edition emphasizes customer satisfaction and continual improvement.
EMPLOYEES
As of December 31, 2006, we had approximately 6,500 employees. Our workforce varies seasonally and peaks during the summer months. Approximately 5% of our employees are represented by unions. We consider our relations with our employees to be satisfactory.
FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS
For financial information about our geographic areas of operation, please see the table in Note 6 of the Notes to Consolidated Financial Statements in this report, which presents revenue and long-lived assets attributable to each of our geographic areas for the years ended December 31, 2006, 2005 and 2004. For a discussion of risks attendant to our foreign operations, see the discussion in Item 1A, “Risk Factors” under the heading “Our international operations involve additional risks not associated with domestic operations.”
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
EXECUTIVE OFFICERS OF THE REGISTRANT.
Executive Officers. The following information relates to our executive officers as of February 23, 2007:

			OFFICER	EMPLOYEE
NAME	AGE	POSITION	SINCE	SINCE

T. Jay Collins	60	President and Chief Executive Officer and Director	1993	1993

M. Kevin McEvoy	56	Executive Vice President	1990	1979

Marvin J. Migura	56	Senior Vice President and Chief Financial Officer	1995	1995

George R. Haubenreich, Jr.	59	Senior Vice President, General Counsel and Secretary	1988	1988

Philip D. Gardner	56	Senior Vice President — Subsea Products	2006	2004

W. Cardon Gerner	52	Vice President and Chief Accounting Officer	2006	2006

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
T. Jay Collins, President and Chief Executive Officer, joined Oceaneering in 1993 as Senior Vice President and Chief Financial Officer. In 1995, he was appointed Executive Vice President – Oilfield Marine Services. He was appointed our President and Chief Operating Officer in 1998 and our Chief Executive Officer in 2006. He was elected a director of Oceaneering in March 2003.
M. Kevin McEvoy, Executive Vice President, joined Oceaneering in 1984 when we acquired Solus Ocean Systems, Inc. Since 1984, he has held various senior management positions in each of our operating groups and geographic areas. He was appointed a Vice President in 1990, a Senior Vice President in 1998 and Executive Vice President in 2006.
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
George R. Haubenreich, Jr., Senior Vice President, General Counsel and Secretary, joined Oceaneering in 1988.
Philip D. Gardner, Senior Vice President – Subsea Products, joined Oceaneering in 2004. He served as President of Applied Hydraulic Systems Incorporated (“AHI”), an oilfield manufacturer and service company, from 1998 to 2002, when it was acquired by Oil States International, Inc. He continued to serve as President of AHI to 2004. He held various senior management positions with Weatherford International Ltd. from 1992 to 1998.
W. Cardon Gerner, Vice President and Chief Accounting Officer, joined Oceaneering in September 2006. From 1999 to 2006, he held various financial positions with Service Corporation International (“SCI”), a global provider of death-care services, serving as Vice President Accounting from 2002 to 2006. He also served as Senior Vice President and Chief Financial Officer of Equity Corporation International 1995 to 1999. He is a Certified Public Accountant.
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
A significant portion of our revenue is attributable to operations in foreign countries. These activities accounted for approximately 47% of our consolidated revenue in the year ended December 31, 2006. Risks associated with our operations in foreign areas include risks of:
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
Our exposure to the risks we described above varies from country to country. In recent periods, political instability and civil unrest in Indonesia and West Africa have been our greatest concerns. There is a risk that a continuation or worsening of these conditions could materially and adversely impact our future business, operations, financial condition and results of operations. Of our total consolidated revenue for the year ended December 31, 2006, we generated approximately 12% from our operations in West Africa.
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
Oil and Gas. In general, our ROV, Subsea Projects and Inspection segments share facilities. Our location in Morgan City, Louisiana is the largest of these facilities and consists of ROV manufacturing and training facilities, vessel docking facilities, open and covered storage space and offices. The Morgan City facilities primarily support operations in the U.S. As a result of increased demand for our services in the Gulf of Mexico over the last three years, we are building a new, larger facility in Morgan City that will consolidate several separate facilities in the area. We have regional support offices for our North Sea, West Africa and Southeast Asia operations in Aberdeen, Dubai and Singapore. We also have operational bases in various other locations, the most significant of which are in Norway, Australia, Angola and Nigeria.
We use workshop and office space in Houston, Texas in both our Mobile Offshore Production Systems and Subsea Products business segments. Our manufacturing facilities for our Subsea Products segment are located in or near: Panama City, Florida; Houston, Texas; Edinburgh, Scotland; Nodeland, Norway; and Rio de Janeiro, Brazil. Each of these manufacturing facilities is suitable for its intended purpose and, after completion of expansion projects in process, will have sufficient capacity to respond to increases in demand for our subsea products that may be reasonably anticipated in the foreseeable future. The Panama City, Florida facility was completed in 2004, and has since added the additional capability to produce steel tube umbilicals. We also added steel tube capability to our plant in Brazil during 2004. Operations of the mobile offshore production unit Ocean Producer are supported through our office in Houston. Operations of the San Jacinto and the Ocean Legend are supported from our office in Perth, Australia.
Our principal manufacturing facilities are located on properties we own or hold under a long-term lease, expiring in 2014. The other facilities we use in our Oil and Gas business segments are on properties we lease.
Advanced Technologies. Our primary facilities for our Advanced Technologies segment are leased offices and workshops in Hanover, Maryland. We have regional support offices in Chesapeake, VA; Pearl Harbor, HI; and San Diego, CA, which support our services for the U.S. Navy. We also have a regional support office in Orlando, FL, which supports our commercial theme park animation activities, and facilities in Houston, Texas, which primarily support our space industry activities.
ITEM 3. LEGAL PROCEEDINGS.
In the ordinary course of business, we are subject to actions for damages alleging personal injury under the general maritime laws of the U.S., including the Jones Act, for alleged negligence. We report actions for personal injury to our insurance carriers and believe that the settlement or disposition of those suits will not have a material adverse effect on our financial position, cash flow or results of operations.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
No matter was submitted to a vote of our security holders, through the solicitation of proxies or otherwise, during the last three months of the year ended December 31, 2006.
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
•	worldwide demand for oil and gas;

•	general economic and business conditions and industry trends;

•	the highly competitive nature of our businesses;

•	decisions about offshore developments to be made by oil and gas companies;

•	the increased use of subsea completions and our ability to capture associated market share;

•	the continued strength of the industry segments in which we are involved;

•	the levels of oil and gas production to be processed by the Medusa field production spar platform;

•	our future financial performance, including availability, terms and deployment of capital;

•	the continued availability of qualified personnel;

•	operating risks normally incident to offshore exploration, development and production operations;

•	hurricanes and other adverse weather conditions;

•	changes in, or our ability to comply with, government regulations, including those relating to the environment;

•	rapid technological changes; and

•	social, political, military and economic situations in foreign countries where we do business and the possibilities of war, other armed conflicts or terrorist attacks.
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

Part II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Oceaneering’s common stock is listed on the New York Stock Exchange under the symbol OII. We submitted to the New York Stock Exchange during 2006 a certification of our Chief Executive Officer regarding compliance with the Exchange’s corporate governance listing standards. We also included as exhibits to this annual report on Form 10-K, as filed with the SEC, the certifications of our Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002.
In June 2006, we effected a two-for-one stock in the form of a stock dividend. All historical share and per share data in this annual report on Form 10-K reflect this stock split.
The following table sets out, for the periods indicated, the high and low sales prices for our common stock as reported on the New York Stock Exchange (consolidated transaction reporting system):

	Year Ended		Year Ended
	2006		2005
For the quarter ended:	High	Low	High	Low

March 31	$30.06	$25.05	$20.74	$17.51
June 30	45.85	27.55	20.49	15.75
September 30	47.23	27.80	27.08	19.55
December 31	46.91	28.73	27.64	21.86
On February 16, 2007, there were 376 holders of record of our common stock. On that date, the closing sales price, as quoted on the New York Stock Exchange, was $41.52. We have not made any common stock dividend payments since 1977, and we currently have no plans to pay cash dividends. Our credit agreements contain restrictions on the payment of dividends. See Note 4 of Notes to Consolidated Financial Statements included in this report.
We did not repurchase any shares of our common stock in the fourth quarter of 2006.
EQUITY COMPENSATION PLAN INFORMATION
The following presents equity compensation plan information as of December 31, 2006:

			Number of securities remaining
	Number of securities to	Weighted-average	available for future issuance
	be issued upon exercise	exercise price of	under equity compensation
	of outstanding options,	outstanding options,	plans (excluding securities
Plan Category	warrants and rights	warrants and rights	reflected in the first column)
Equity compensation plans approved by security holders	293,500	$15.54	2,236,050
Equity compensation plans not approved by security holders	369,750	$13.87	—

Total	663,250	$14.61	2,236,050

At December 31, 2006, there were: (1) no shares of Oceaneering common stock under equity compensation plans not approved by security holders available for grant; and (2) 2,236,050 shares of Oceaneering common stock under equity compensation plans approved by security holders available for grant, in the form of stock options, stock appreciation rights or stock awards, subject to no more than a remaining 968,150 shares being used for awards other than stock options or stock appreciation rights to employees and nonemployee directors of Oceaneering. In light of the new expense recognition requirements adopted by the Financial Accounting Standards Board effective as of January 1, 2006, the Compensation Committee of our Board of Directors has expressed its intention to refrain from using stock options as a component of employee compensation for our executive officers and other employees for the foreseeable future, and the Board has expressed its intention to refrain from using stock options as a component of nonemployee director compensation for the foreseeable future. For a description of the material features of each of these plans, see Note 8 of Notes to Consolidated Financial Statements.

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
Results of Operations:

	Year Ended December 31,
(in thousands, except per share amounts)	2006	2005	2004	2003	2002

Revenue	$1,280,198	$998,543	$780,181	$639,249	$547,467
Cost of services and products	984,077	819,263	648,378	528,465	433,302

Gross margin	296,121	179,280	131,803	110,784	114,165
Selling, general and administrative expense	101,785	85,211	67,939	56,787	46,462

Income from operations	$194,336	$94,069	$63,864	$53,997	$67,703

Net income	$124,494	$62,680	$40,300	$29,301	$40,133
Diluted earnings per share	2.26	1.17	0.78	0.60	0.81
Depreciation and amortization	80,456	79,613	65,619	56,963	52,341
Capital expenditures	193,842	142,269	153,184	100,370	34,552
Other Financial Data:

	As of December 31,
(in thousands, except ratios)	2006	2005	2004	2003	2002

Working capital ratio	1.87	1.77	1.62	1.69	2.01
Working capital	$243,939	$171,566	$106,204	$91,793	$117,039
Total assets	1,242,022	989,568	819,664	662,856	590,348
Long-term debt	194,000	174,000	142,172	122,324	117,600
Shareholders’ equity	696,764	536,118	454,437	359,375	313,865
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.
All statements in this annual report on Form 10-K, other than statements of historical facts, including, without limitation, statements regarding our business strategy, plans for future operations and industry conditions, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to various risks, uncertainties and assumptions, including those we refer to under the heading “Cautionary Statement Concerning Forward-Looking Statements” in Part I of this report. Although we believe that the expectations reflected in such forward-looking statements are reasonable, because of the inherent limitations in the forecasting process, as well as the relatively volatile nature of the industries in which we operate, we can give no assurance that those expectations will prove to have been correct. Accordingly, evaluation of our future prospects must be made with caution when relying on forward-looking information.
Executive Overview
The table that follows sets out our revenue and profitability for the years ended December 31, 2006, 2005 and 2004.

	Year Ended December 31,
(dollars in thousands)	2006	2005	2004

Revenue	$1,280,198	$998,543	$780,181
Gross Margin	296,121	179,280	131,803
Gross Margin %	23%	18%	17%
Operating Income	194,336	94,069	63,864
Operating Income %	15%	9%	8%
Net Income	124,494	62,680	40,300

We generate 90% of our revenue from our services and products provided to the oil and gas industry. In 2006, we increased revenue by 28%, led by our Subsea Products (up 52%), ROV (up 30%) and Subsea Projects (up 27%) segments. Our Subsea Products segment revenue increased from sales of Multiflex umbilicals and Oceaneering Intervention Engineering specialty subsea products, particularly ROV tooling, and clamps from our Grayloc Products division, which we acquired at the end of June 2005. Our ROV segment increase was primarily a result of an improvement in average pricing and growth in days on hire for our work-class fleet. Our Subsea Projects segment continued to benefit from increased demand, which resulted in improved rates and high utilization for our seven vessels and diving assets.
The $124 million consolidated net income we earned in 2006 was the highest in our history. The $62 million increase in 2006 results was attributable to higher profit contributions from all of our oilfield businesses, with each setting annual profit records. The Subsea Products and ROV improvements reflect our strategic focus on deepwater and subsea completion activity. Our Subsea Projects increase was due to demand increases for hurricane damage projects and deepwater infrastructure installation and inspection, repair, and maintenance (IRM) work in the Gulf of Mexico. Our Inspection growth was attributable to securing work with higher profit margins and controlling expenses. Including equity income from our investment in Medusa Spar LLC, our Mobile Offshore Production Systems segment earned a record pre-tax income contribution.
In 2006, we invested in the following major capital projects:
•	additions of work-class ROVs, including 17 placed into service during the year;

•	purchase of equipment to increase capacity at our Subsea Products manufacturing facilities;

•	purchase of an oil tanker for possible future conversion to a mobile offshore production and storage system in the event we obtain a suitable contract;

•	beginning of construction of a saturation diving system for our Subsea Projects segment to meet growing demand; and

•	commencement of upgrades of the dynamic positioning system and crane capacity of our vessel, The Performer.
For 2007, we expect earnings growth of about 20%, led by increases in operating income in our Subsea Products and ROV segments.
We believe that growth in our Subsea Products segment will be driven by a rise in the use of subsea completions. Historically, there has been a strong correlation between the number of annual subsea tree orders and the follow on of orders for umbilicals and other subsea specialty products that we provide.
The following table shows industry data and projections for worldwide subsea completion installations by decade.

Number of
Subsea
Period	Completions
1960s	68
1970s	87
1980s	426
1990s	1,092
2000s*	3,745

*	industry projection
According to publicly available information published by Quest Offshore Resources, Inc., the projected global market for subsea tree orders in 2007 will be over 550 trees, up from 467 trees in 2006. Industry-wide umbilical orders in 2007 are forecast to increase to around 1,540 miles, up over 65% from approximately 920 miles in 2006. With the 2006 start up of our steel tube manufacturing line in our Panama City, FL umbilical plant and expansion of our thermoplastic manufacturing capacity at our Scotland plant, we are well positioned to secure a share of this work.
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

	2006	2005	2004
Average number of floating rigs in use	191	175	154
ROV days-on-hire (in thousands)	56	52	40
ROV utilization	85%	83%	70%
Critical Accounting Policies and Estimates
We have based the following discussion and analysis of our financial condition and results of operations on our consolidated financial statements, which we have prepared in conformity with accounting principles generally accepted in the U.S. These principles require us to make various estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the periods we present. We base our estimates on historical experience, available information and other assumptions we believe to be reasonable under the circumstances. On an ongoing basis, we evaluate our estimates; however, our actual results may differ from these estimates under different assumptions or conditions. The following discussion summarizes the accounting policies we believe (1) require our management’s most difficult, subjective or complex judgments and (2) are the most critical to our reporting of results of operations and financial position.
Revenue Recognition. We recognize our revenue according to the type of contract involved. On a daily basis, we recognize revenue under contracts that provide for specific time, material and equipment charges, which we bill periodically, ranging from weekly to monthly.
We account for significant fixed-price contracts, which we enter into mainly in our Subsea Products and Advanced Technologies segments, and occasionally in our Subsea Projects segment, using the percentage-of-completion method. In 2006, we accounted for 15% of our revenue using the percentage-of-completion method. In determining whether a contract should be accounted for using the percentage-of-completion method, we consider whether:
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
We recognize the remainder of our revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, price is fixed or determinable and collection is reasonably assured.
Long-lived Assets. We evaluate our property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be appropriate. We base these evaluations on a comparison of the assets’ carrying values to forecasts of undiscounted cash flows associated with the assets or quoted market prices. If an impairment has occurred, we recognize a loss for the difference between the carrying amount and the fair value of the asset. Our expectations regarding future sales and undiscounted cash flows are highly subjective, cover extended periods of time and depend on a number of factors outside our control, such as changes in general economic conditions, laws and regulations. Accordingly, these expectations could differ significantly from year to year.

In 2005, we recorded $6.1 million of additional depreciation in our ROV segment. These provisions related to the retirement of four vehicles and obsolete ROV components. In 2004, our 50%-owned cable lay and maintenance joint venture recorded an impairment of $7.2 million related to some of its equipment. We also recorded an additional impairment of $0.4 million of our investment. After taking into account a deferred gain of $2.1 million we had generated upon formation of the venture, the two impairments reduced our equity earnings of unconsolidated affiliates by $1.9 million in 2004.
We expense the costs of repair and maintenance as we incur them, except for drydocking costs associated with our larger vessels. We estimate and accrue these drydocking costs over a period of time in advance of future drydockings. These amounts are included in accrued liabilities on our balance sheets. We recognize differences between the estimates and actual costs incurred in the income statement. Effective January 1, 2007, as required by FASB Staff Position No. AUG AIR-1, Accounting for Planned Major Maintenance Activities, we will no longer accrue drydock expense in advance, but we will charge drydocking expenses to the income statement as incurred. While we are currently evaluating the impact of this Staff Position upon our financial statements, we do not believe there will be a material effect on our financial statements upon its adoption.
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
Income Taxes. Our tax provisions are based on our expected taxable income, statutory rates and tax-planning opportunities available to us in the various jurisdictions in which we operate. Determination of taxable income in any jurisdiction requires the interpretation of the related tax laws. We are at risk that a taxing authority’s final determination of our tax liabilities may differ from our interpretation. Our effective tax rate may fluctuate from year to year as our operations are conducted in different taxing jurisdictions, the amount of pre-tax income fluctuates and our estimates regarding the realizability of items such as foreign tax credits may change. In 2006 and 2005, we recorded reductions of income tax expense of $1.3 million and $1.8 million, respectively, resulting from the resolution of tax contingencies related to certain foreign tax liabilities we recorded in prior years. Currently payable income tax expense represents either nonresident withholding taxes or the liabilities expected to be reflected on our income tax returns for the current year, while the net deferred tax expense or benefit represents the change in the balance of deferred tax assets or liabilities as reported on our balance sheet.
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
Liquidity and Capital Resources
We consider our liquidity and capital resources adequate to support our operations and internally generated growth initiatives. At December 31, 2006, we had working capital of $244 million, including cash of $26 million. Additionally, we had $136 million available under our revolving credit facility, which was scheduled to expire in January 2008. In January 2007, we amended the revolving credit facility to $300 million and to expire in January 2012, thereby increasing our available credit by $50 million and extending the duration of the facility by four years. At December 31, 2006, our debt-to-total capitalization ratio was 22%.
We expect our operating cash flow to meet our ongoing annual cash requirements, including debt service, for the foreseeable future. Our net cash provided by operating activities was $151 million, $94 million and $100 million for the years ended December 31, 2006, 2005 and 2004, respectively.
Our capital expenditures, including business acquisitions, for the years ended December 31, 2006, 2005 and 2004 were $194 million, $142 million and $153 million, respectively. Our capital expenditures during 2006 included $113 million in our ROV segment, principally for additions and upgrades to our ROV fleet to expand the fleet and replace older units we retired and for facilities infrastructure to support our growing ROV fleet size. We plan to continue adding ROVs at levels we determine appropriate to meet market opportunities as they arise. In 2006, we commenced improvements in our Subsea Products facilities, including the addition of equipment to increase manufacturing capacity at our umbilical plant in the U.K. and our subsea valve facility in Norway and purchased an oil tanker for possible future conversion to a mobile offshore production and storage system in the event we obtain a suitable contract. We also began upgrades to a dynamically-positioned vessel and began construction of a saturation diving system to meet demand in our Subsea Projects segment. Our capital expenditures during 2005 included the acquisition of Grayloc for $42 million and additions to our ROV fleet to replace older units we retired and to increase the number of units. Our capital expenditures during 2004 included the acquisitions of 34 work-class ROVs from Stolt Offshore S.A. and 10 work-class ROVs from Fugro N.V. These two acquisitions totaled $69 million. Our other capital expenditures in 2004 included $38 million to upgrade our umbilical plants in the U.S. and Brazil, other additions to our ROV fleet to replace older units we retired and a new diving vessel.
In September 2002, our Board of Directors approved a plan to repurchase up to 6,000,000 shares of our common stock, subject to a $75 million aggregate purchase price limitation. Under this plan, we repurchased 1,795,600 shares of common stock through the year ended December 31, 2006, at a total cost of $20.1 million. Through December 31, 2006, we had reissued all of these shares as contributions to our 401(k) plan or for exercised stock options under our incentive plans. For a description of our incentive plans, please read Note 8 to our Consolidated Financial Statements.
We have not guaranteed any debt not reflected on our consolidated balance sheet. In December 2003, we acquired a 50% interest in Medusa Spar LLC. At formation, Medusa Spar LLC borrowed $84 million, or approximately 50% of its total capitalization, from a group of banks. The balance of the bank loan at December 31, 2006 was $33 million, and it requires scheduled quarterly payments through 2009. The bank loan is secured by minimum throughput guarantees by the other investors in Medusa Spar LLC. We expect the minimum throughput guarantees will generate sufficient revenue for Medusa Spar LLC to repay the bank loan. We are under no obligation to provide Medusa Spar LLC or the banks with additional funds to repay the loan. The majority of the cash flow generated by Medusa Spar LLC will be used to repay the bank loan until the loan is retired. After that, the cash flow from Medusa Spar LLC will be available for distribution to the equity holders. We received $5.4 million, $2.3 million and $1.7 million of cash distributions from Medusa Spar LLC and recognized $11.2 million, $10.1 million and $8.2 million of equity in the earnings of Medusa Spar LLC in 2006, 2005 and 2004, respectively. Medusa Spar LLC is a variable interest entity under Financial Accounting Standards Board Interpretation No. 46(R) (“FIN No. 46(R)”). As we are not the primary beneficiary of Medusa Spar LLC, we are accounting for our investment in Medusa Spar LLC using the equity method of accounting. At December 31, 2006, our investment in Medusa Spar LLC was $63 million.
Our principal source of cash from operating activities is our net income, adjusted for the non-cash expenses of depreciation and amortization and stock compensation under our restricted stock plan. In 2006, our $151 million of cash provided from operating activities was net of $46 million of increases in accounts receivable and $84 million of increases in inventory and other current assets. The increases in accounts receivable was due to an increase in revenue in the fourth quarter of 2006 as compared to the fourth quarter of 2005. The increases in inventory and other current assets principally related to raw materials and ROV parts. The raw materials increase related to preparations for building items reflected in our Subsea Products backlog, which increased more than 80% over the level at December 31, 2005. The increase in ROV parts inventory related to equipment waiting for assembly into ROVs to be placed in service in 2007 and an increase in parts to be used for servicing our growing ROV fleet. In 2005, our $94 million of cash provided from operating activities was net of $57 million of increases in accounts receivable and $37 million of increases in inventory and other current assets. The increase in accounts receivable was due to an increase in revenue for the fourth quarter of 2005 as compared to the fourth quarter of 2004. The increases in inventory and other current assets principally related to ROV spare parts and raw materials. The increase in ROV parts inventory related to equipment waiting for assembly into ROVs to be placed in service in 2006 and an increase in parts to be used for servicing our growing ROV fleet. The raw materials increase related to preparations for building items reflected in our Subsea Products backlog, which increased nearly 150% over the level at December 31, 2004.
In 2006, we used $187 million in investing activities, including $113 million to modernize and add additional units to our ROV fleet and $38 million to add capacity to our Subsea Products facilities. In 2005, we used $139 million in investing activities, including $46 million related to business acquisitions, primarily Grayloc, and $56 million to modernize and add additional units and equipment to our ROV business.
In 2006 and 2005, we received $8 million and $23 million, respectively, in cash flow from financing activities as proceeds from the sale of our common stock, primarily pursuant to the exercise of employee stock options.
Because of our significant foreign operations, we are exposed to currency fluctuations and exchange risks. We generally minimize these risks primarily through matching, to the extent possible, revenue and expense in the various currencies in which we operate. Cumulative translation adjustments as of December 31, 2006 relate primarily to our permanent investments in and loans to our foreign subsidiaries. See Item 7A – “Quantitative and Qualitative Disclosures About Market Risk.” Inflation has not had a material effect on our revenue or income from operations in the past three years, and no such effect is expected in the near future.
Results of Operations
Information on our business segments is shown in Note 6 of the Notes to Consolidated Financial Statements included in this report.
Oil and Gas. The table that follows sets out revenue and profitability for the business segments within our Oil and Gas business for the years ended December 31, 2006, 2005 and 2004.

	Year Ended December 31,
(dollars in thousands)	2006	2005	2004

Remotely Operated Vehicles
Revenue	$410,256	$315,178	$223,914
Gross Margin	129,929	84,419	59,501
Gross Margin %	32%	27%	27%
Operating Income	111,022	68,962	48,397
Operating Income %	27%	22%	22%
Utilization %	85%	83%	70%

Subsea Products
Revenue	364,510	239,039	160,410
Gross Margin	81,380	37,113	26,971
Gross Margin %	22%	16%	17%
Operating Income	53,645	13,941	10,891
Operating Income %	15%	6%	7%

Subsea Projects
Revenue	155,046	121,628	70,254
Gross Margin	65,119	31,122	10,297
Gross Margin %	42%	26%	15%
Operating Income	59,585	26,219	5,472
Operating Income %	38%	22%	8%

Inspection
Revenue	169,014	154,857	145,691
Gross Margin	28,501	21,704	16,351
Gross Margin %	17%	14%	11%
Operating Income	14,946	7,946	4,564
Operating Income %	9%	5%	3%

Mobile Offshore Production Systems
Revenue	52,931	50,091	49,387
Gross Margin	17,136	18,330	18,347
Gross Margin %	32%	37%	37%
Operating Income	16,001	16,796	16,565
Operating Income %	30%	34%	34%

Total Oil and Gas
Revenue	$1,151,757	$880,793	$649,656
Gross Margin	322,065	192,688	131,467
Gross Margin %	28%	22%	20%
Operating Income	255,199	133,864	85,889
Operating Income %	22%	15%	13%
In response to (1) continued increasing demand to support deepwater drilling and (2) identified future construction and production maintenance work, we announced an ROV fleet expansion program in 1995, which focuses on building new ROVs. These new vehicles are designed for use around the world in water depths to 10,000 feet. We have added over 150 of these ROVs to our fleet since that time. We added 17 ROVs in 2006 while retiring six older units. We plan to continue adding ROVs at levels we determine appropriate to meet market opportunities as they arise.
For 2006, our ROV revenue increased 30% over 2005 from an improvement in average pricing and growth in days on hire for our work-class fleet. Operating income increased by over 60%. Margin percentages increased, as 2005 included $6.1 million of additional depreciation associated with the retirement of four older ROVs and obsolete ROV components.

For 2005, our ROV revenue increased 41% over 2004 from higher utilization, a higher number of units available and higher average pricing. Margin percentages remained flat, as we incurred $6.1 million of additional depreciation associated with the retirement of four older ROVs and obsolete ROV components.
We anticipate ROV operating income to increase $20 million to $30 million in 2007 from a higher average fleet size and pricing.
Our Subsea Products revenue in 2006 was 52% higher than in 2005, while gross margin and operating income percentages significantly improved. We achieved higher sales of umbilicals and of our specialty hardware, and segment operating income nearly quadrupled. During the year, we resolved the mechanical problems we previously experienced at our Panama City, FL umbilical facility and we processed a higher workload at all three of our umbilical manufacturing plants. The increase in sales of specialty hardware came particularly from ROV tooling and clamps. The increase in clamp sales was primarily attributable to the full year of operations from our Grayloc division, which we acquired at the end of June 2005.
Our Subsea Products revenue in 2005 was 49% higher than in 2004, while gross margin and operating income percentages were relatively flat. We achieved higher sales of our specialty hardware, particularly from sales of ROV tooling, installation workover and control systems, valves and clamps. The clamps are associated with our acquisition of Grayloc at the end of June 2005.
We anticipate our Subsea Products segment operating income will grow $30 million to $45 million in 2007, driven by a continuation of a high level of subsea completion activity, which we expect will result in an improvement in our umbilical sales and a general increase in our specialty hardware sales. Our Subsea Products backlog increased to $359 million at December 31, 2006 from $196 million at December 31, 2005.
In 2006, our Subsea Projects segment had better results than 2005 due to work related to hurricane damage from Hurricanes Katrina and Rita and an escalation in demand for installation projects and our inspection, maintenance and repair services on the deepwater infrastructure in the Gulf of Mexico. Annual operating income more than doubled as we continued to benefit from rate increases and high utilization for our seven vessels and our diving assets.
In 2005, our Subsea Projects segment had better results than 2004 due to a continuation of inspection and repair work necessitated by Hurricane Ivan and additional inspection and repair work necessitated by Hurricanes Katrina and Rita. During the year, as a result of high demand, we benefited from improved pricing. In addition, we spot-chartered three vessels and a barge from which we provided services.
We anticipate our 2007 operating income for Subsea Projects to be about the same as 2006, based on our expectations of continued favorable demand for deepwater installation and inspection, repair and maintenance activities and hurricane damage-related projects.
For 2006, our Inspection revenue increased and margins improved over 2005. This was attributable to our successes in providing more value-added services, securing new contracts, and controlling our operating expenses. Our operating income grew by over 85%.
For 2005, our Inspection revenue and margins increased over 2004. We were able to sell more value-added services and raise our margin percentages in 2005, after we incurred expenses in 2004 to close and relocate offices as part of our effort to increase operating efficiencies subsequent to our purchase of OIS International Inspection plc in 2003.
We expect that our Inspection segment operating income will decline in 2007, due to a revenue reduction resulting from the completion of a major pipeline project in 2006 and reduced emphasis on providing lower margin manpower services.
Our Mobile Offshore Production Systems results were fairly consistent for the three periods presented as our three major units continued to work under the same contracts. The decreases in margins were the result of the anticipated decline in the dayrate of the Ocean Legend, as per the customer renewal option terms in the existing contract.
We anticipate our Mobile Offshore Production Systems operating income in 2007 will decline from 2006 by approximately 25% as a result of a lower dayrate going into effect in mid-May for the use of the Ocean Legend, as per the customer renewal option terms in the existing contract.

Advanced Technologies. The table that follows sets out revenue and profitability for this segment for the years ended December 31, 2006, 2005 and 2004.

	Year Ended December 31,
(dollars in thousands)	2006	2005	2004

Revenue	$128,441	$117,750	$130,525
Gross Margin	19,862	20,772	25,016
Gross Margin %	15%	18%	19%
Operating Income	11,585	12,539	17,515
Operating Income %	9%	11%	13%
Our Advanced Technologies margins for 2006 decreased from those of 2005, primarily due to the transfer of The Performer to our Subsea Projects segment in April 2006. Our 2006 revenue was higher than 2005 from demand for general engineering services.
Our Advanced Technologies revenue, gross margin and operating margin for 2005 decreased from 2004, due to lower demand from the Navy for waterfront facility work and general engineering services and a reduction of deepwater search and recovery projects. We also incurred expenses in relocating our Maryland office.
We anticipate our Advanced Technologies 2007 operating income will be slightly higher than 2006 from higher U.S. Navy demand for general engineering services and submarine repair, maintenance and engineering projects.
Unallocated Expenses. Our unallocated expenses, i.e., those not associated with a specific business segment, within gross margin consist of expenses related to our incentive and deferred compensation plans, including restricted stock and bonuses, as well as other general expenses. A portion of our restricted stock expense varies with the market price of our common stock. Our unallocated expenses within operating income consist of those within gross margin plus general and administrative expenses related to corporate functions. The table that follows sets out our unallocated expenses for the years ended December 31, 2006, 2005 and 2004.

	Year Ended December 31,
(dollars in thousands)	2006	2005	2004

Gross margin expenses	$(45,806)	$(34,180)	$(24,680)
% of revenue	4%	3%	3%
Operating expenses	(72,448)	(52,334)	(39,540)
% of revenue	6%	5%	5%
Our unallocated gross margin and operating expenses increased in 2006 over 2005, primarily due to compensation related to incentive plans as a result of record results and our higher stock price. Our unallocated operating expenses in 2006 and 2005 included $5.8 million and $2.7 million, respectively, related to post-retirement benefits for our current chairman and former chief executive officer.
In November 2001, we entered into an agreement with our Chairman (the “Chairman”) who was also then our Chief Executive Officer. That agreement was amended in 2006. Pursuant to the amended agreement, the Chairman relinquished his position as Chief Executive Officer in May 2006 and began his post-employment service period on December 31, 2006. The agreement provides for a specific service period ending no later than August 15, 2011, during which the Chairman, acting as an independent contractor, has agreed to serve as nonexecutive Chairman of our Board of Directors for so long as our Board of Directors desires that he shall continue to serve in that capacity. The agreement provides the Chairman with post-employment benefits for ten years following his services to us. The amendment includes a lump-sum cash buyout, to be paid in 2007, of the Chairman’s entitlement to perquisites and administrative assistance during that ten-year period (expected to run from 2011 to 2021). As a result, we recorded $2.8 million of associated expense in the fourth quarter of 2006. The agreement also provides for medical coverage on an after-tax basis to the Chairman, his spouse and children during his service with us and thereafter for their lives. We are recognizing the net present value of the post-employment benefits over the expected service period. If the service period is terminated for any reason (other than the Chairman’s refusal to continue serving), we will recognize all the previously unaccrued benefits in the period in which that termination occurs.
Our gross margin and operating expenses increased in 2005 over 2004, primarily due to larger bonus payments to employees as a result of our record financial results. Our selling, general and administrative expenses increased in 2006 and 2005 principally due to the additional expenses associated with the increased activity levels, expenses related to companies and operations we acquired, increased costs related to Sarbanes-Oxley Act compliance and documentation, and expenses related to training and implementation of a new enterprise software system that we began activating in 2005. Our unallocated expenses in 2004 included $1.8 million related to a terminated acquisition effort.
Other. The table that follows sets forth our significant financial statement items below the operating income line.

	Year Ended December 31,
(dollars in thousands)	2006	2005	2004

Interest income	$730	$505	$999
Interest expense, net of amounts capitalized	(12,920)	(10,102)	(8,388)
Equity earnings (losses) of unconsolidated affiliates:
Medusa Spar LLC	11,213	10,082	8,171
Cable lay and maintenance	838	290	(3,132)
Canadian ROV joint venture	—	38	1,071
Other income (expense), net	(3,302)	(432)	(1,662)
Provision for income taxes	66,401	31,770	20,623
Interest expense increased in 2006 and 2005, primarily because we used debt to partially finance capital expenditures and acquisitions. Interest rates were also slightly higher. Interest expense is net of capitalized interest of $0.1 million, $0.1 million and $0.4 million for the years ended December 31, 2006, 2005 and 2004, respectively.
In 2004, we started earning equity income from our 50% investment in Medusa Spar LLC, which we acquired in December 2003. Medusa Spar LLC owns 75% of a production spar in the Gulf of Mexico and earns its revenue from tariffs charged on production processed through the facility. During 2004 and 2005, additional wells were connected to the facility, thereby raising 2006 and 2005 throughput over the 2004 level. In 2007, we expect a decrease of approximately $10 million in equity in earnings of unconsolidated affiliates from our investment in Medusa Spar LLC due to lower production throughput at the spar.
Due to the condition of the telecommunications market, the single vessel used in the cable lay and maintenance venture was marketed for oilfield and other uses commencing in 2004. In 2005, we purchased the cable lay and maintenance equipment from the venture, and in 2006, we purchased the vessel from the venture. Our purchase of the vessel effectively ended the operations of the venture. We subsequently sold the vessel for a small gain. The venture will be liquidated after collection of outstanding amounts receivable and payment of remaining amounts owed to creditors.
Other income (expense), net, primarily consists of foreign currency gains and losses.
Our effective tax rate, including foreign, state and local taxes, was 35%, 34% and 34% for the years ended December 31, 2006, 2005 and 2004, respectively. In each of 2006 and 2005, we lowered our effective tax rate, as we resolved tax contingencies of $1.3 million and $1.8 million, respectively, related to certain foreign tax liabilities we recorded in prior years. In 2004, our rate was less than the U.S. statutory rate of 35% because we reversed valuation allowances related to net operating loss carryforwards, as we were able to utilize those carryforwards. For 2007, we anticipate an effective tax rate of approximately 36%.
Off–Balance Sheet Arrangements
We do not have any off-balance sheet arrangements, as defined by SEC rules.

Contractual Obligations
At December 31, 2006, we had payments due under contractual obligations as follows:

(dollars in thousands)	Payments due by period
	Total	2007	2008-2009	2010-2011	After 2011
Long-term Debt	$194,000	$20,000	$40,000	$20,000	$114,000
Operating Leases	123,259	26,607	39,865	13,761	43,026
Purchase Obligations	51,614	51,614	—	—	—
Other Long-term Obligations reflected on our balance sheet under GAAP	46,792	517	1,129	2,156	42,990

TOTAL	$415,665	$98,738	$80,994	$35,917	$200,016

The above schedule takes into account the terms of the January 2007 amendment of our revolving credit facility, which extended its maturity to January 2012.
At December 31, 2006, we had outstanding purchase orders totaling $52 million, including approximately $47 million for specialized steel tubes to be used in our manufacturing of steel tube umbilicals. Due to the current shortage of these specialized materials caused by a general worldwide increase in demand for steel, the lead times between placing the order and delivery have become extended. We have contracts to build umbilicals that will use over 90% of the orders. We also have other identified opportunities that could utilize these materials. However, should we decide not to accept delivery of the steel tubes, we would incur cancellation charges of at least 10% of the amount canceled.
Effects of Inflation and Changing Prices
Our financial statements are prepared in accordance with generally accepted accounting principles in the United States, using historical U.S. dollar accounting, or historical cost. Statements based on historical cost, however, do not adequately reflect the cumulative effect of increasing costs and changes in the purchasing power of the dollar, especially during times of significant and continued inflation.
In order to minimize the negative impact of inflation on our operations, we attempt to cover the increased cost of anticipated changes in labor, material and service costs, either through an estimate of those changes, which we reflect in the original price, or through price escalation clauses in our contracts.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We are currently exposed to certain market risks arising from transactions we have entered into in the normal course of business. These risks relate to interest rate changes and fluctuations in foreign exchange rates. We do not believe these risks are material. We have not entered into any market risk sensitive instruments for speculative or trading purposes. We manage our exposure to interest rate changes through the use of a combination of fixed and floating-rate debt. See Note 4 of Notes to Consolidated Financial Statements included in this report for a description of our long-term debt agreements, interest rates and maturities. We believe that significant interest rate changes will not have a material near-term impact on our future earnings or cash flows. Because we operate in various oil and gas exploration and production regions in the world, we conduct a portion of our business in currencies other than the U.S. dollar. The functional currency for several of our international operations is the applicable local currency. We manage our exposure to changes in foreign exchange rates principally through arranging compensation in U.S. dollars or freely convertible currency and, to the extent possible, by limiting compensation received in other currencies to amounts necessary to meet obligations denominated in those currencies. We use the exchange rates in effect as of the balance sheet date to translate assets and liabilities as to which the functional currency is the local currency, resulting in translation adjustments that we reflect as accumulated other comprehensive income or loss in the shareholders’ equity section of our Consolidated Balance Sheets. We recorded adjustments of $17.3 million, ($14.3 million) and $12.4 million to our equity accounts for the years ended December 31, 2006, 2005 and 2004, respectively. Positive adjustments reflect the net impact of the strengthening of various foreign currencies against the U.S. dollar for locations where the functional currency is not the U.S. dollar. Conversely, negative adjustments reflect the effect of a strengthening dollar.

We recorded foreign currency transaction gains (losses) of ($2.5 million), $0.2 million and ($1.2 million) in our Consolidated Income Statements in 2006, 2005 and 2004, respectively, related to our foreign operations. In 2006 and 2004, the majority of our foreign currency losses related to our U.K. operations. Some of our U.K. subsidiary’s revenue is from U.S. dollar-denominated contracts. If the U.S. dollar weakens against the British pound sterling, we will incur currency losses for the period the related accounts receivable are outstanding.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
In this report, our consolidated financial statements and supplementary data appear following the signature page to this report and are incorporated in this item by reference.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
ITEM 9A. CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures
In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2006 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There has been no change in our internal control over financial reporting that occurred during the year ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Under the supervision and with the participation of our management, including our principal executive, financial and accounting officers, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included a review of the documentation surrounding our financial reporting controls, an evaluation of the design effectiveness of these controls, testing of the operating effectiveness of these controls and an evaluation of our overall control environment. Based on that evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2006.
Ernst & Young LLP, an independent registered public accounting firm, has audited our management’s assessment of the effectiveness of our internal control over financial reporting, as stated in their report which follows.

Report of Independent Registered Public Accounting Firm
on Internal Control Over Financial Reporting
The Board of Directors and Shareholders of
Oceaneering International, Inc.
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Oceaneering International, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Oceaneering International, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that Oceaneering International, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Oceaneering International, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Oceaneering International, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, cash flows and shareholders’ equity and comprehensive income for each of the three years in the period ended December 31, 2006 and our report dated February 27, 2007 expressed an unqualified opinion thereon.

Houston, Texas	/s/ ERNST & YOUNG LLP
February 27, 2007

ITEM 9B. OTHER INFORMATION.
We have no other information to report for the fourth quarter of this year covered by this annual report on Form 10-K that would have been required to be, and was not, reported on a Form 8-K.
Part III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information with respect to the directors and nominees for election to our Board of Directors is incorporated by reference from the section “Election of Directors” in our definitive proxy statement to be filed on or before April 30, 2007, relating to our 2007 Annual Meeting of Shareholders.
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
The information with respect to the reporting by our directors and executive officers and persons who own more than 10% of our Common Stock under Section 16 of the Securities Exchange Act of 1934 is incorporated by reference from the section entitled “Section 16(b) Beneficial Ownership Reporting Compliance” in the proxy statement referred to in this Item 10.
ITEM 11. EXECUTIVE COMPENSATION.
The information required by Item 11 is incorporated by reference from the sections “Compensation Discussion and Analysis,” “Compensation of Directors,” “Compensation of Executive Officers,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the proxy statement referred to in Item 10 above.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by Item 12 is incorporated by reference from (1) the Equity Compensation Plan Information table appearing in Item 5 – “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” in Part II of this report and (2) the section “Election of Directors – Security Ownership of Management and Certain Beneficial Owners” in the proxy statement referred to in Item 10 above.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
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

3.	Exhibits:

			Registration
			or File		Report	Exhibit
			Number	Form of Report	Date	Number
*	3.01	Restated Certificate of Incorporation	1-10945	10-K	Dec. 2000	3.01

*	3.02	Amended and Restated By-Laws	1-10945	10-K	Dec. 2002	3.02

*	4.01	Specimen of Common Stock Certificate	1-10945	10-K	March 1993	4 (a)

*	4.02	Amended and Restated Shareholder Rights Agreement dated as of November 16, 2001	1-10945	8-K	Nov. 2001	4.1

*	4.03	Note Purchase Agreement dated as of September 8, 1998 relating to $100,000,000 6.72% Senior Notes due September 8, 2010	1-10945	10-Q	Sept. 1998	4.01

*	4.04	Amended and Restated Credit Agreement ($250,000,000 Revolving Credit Facility with Accordion to $300,000,000) dated as of January 2, 2004	1-10945	10-K	Dec. 2003	4.05

*	4.05	First Amendment to Amended and Restated Credit Agreement dated January 22, 2007	1-10945	8-K	Jan. 2007	4.2

We and certain of our consolidated subsidiaries are parties to debt instruments under which the total amount of securities authorized does not exceed 10% of our total consolidated assets. Pursuant to paragraph 4(iii)(A) of Item 601(b) of Regulation S-K, we agree to furnish a copy of those instruments to the Securities and Exchange Commission on request.

*	10.01	Defined Contribution Master Plan and Trust Agreement and Adoption Agreement for the Oceaneering International, Inc. Retirement Investment Plan	1-10945	10-K	Dec. 2001	10.01

*	10.02+	Service Agreement dated as of November 16, 2001 between Oceaneering and John R. Huff	1-10945	10-K	Dec. 2001	10.02

*	10.03+	Modification dated as of May 12, 2006 of Service Agreement between Oceaneering and John R. Huff	1-10945	8-K	May 2006	10.01

			Registration
			or File		Report	Exhibit
			Number	Form of Report	Date	Number
*	10.04+	Second Modification dated as of August 25, 2006 of Service Agreement between Oceaneering and John R. Huff	1-10945	8-K	Aug. 2006	10.01

*	10.05+	Amended and Restated Service Agreement dated as of December 21, 2006 between Oceaneering and John R. Huff	1-10945	8-K	Dec. 2006	10.01

*	10.06+	Trust Agreement dated as of May 12, 2006 between Oceaneering and United Trust Company, National Association	1-10945	8-K	May 2006	10.02

*	10.07+	2002 Non-Executive Incentive Plan	1-10945	10-Q	Sept. 2002	10.03

*	10.08+	Amended and Restated Supplemental Executive Retirement Plan	1-10945	10-Q	Sept. 2002	10.02

*	10.09+	1999 Restricted Stock Award Incentive Agreements dated August 19, 1999	1-10945	10-Q	Sept. 1999	10.1

*	10.10+	Change of Control Agreements dated as of November 16, 2001 between Oceaneering and John R. Huff, T. Jay Collins, Marvin J. Migura, M. Kevin McEvoy and George R. Haubenreich, Jr., respectively	1-10945	10-K	Dec. 2001	10.06

*	10.11+	1999 Bonus Restricted Stock Award Agreements	1-10945	10-K/A	March 2000	10.20

*	10.12+	1999 Incentive Plan	1-10945	10-K	March 2000	10.08

*	10.13+	Oceaneering International, Inc. 2006 Cash Bonus Award Program	1-10945	10-Q	March 2006	10.01

*	10.14+	1990 Long-Term Incentive Plan	33-36872	S-8	Sept. 1990	4	(f)

*	10.15+	1990 Nonemployee Directors Stock Option Plan	33-36872	S-8	Sept. 1990	4	(g)

*	10.16+	Form of Indemnification Agreement dated November 16, 2001 between Oceaneering and each of its Directors, Marvin J. Migura, M. Kevin McEvoy and George R. Haubenreich, Jr.	1-10945	10-K	Dec. 2001	10.12

*	10.17+	Non-qualified Stock Option Award Agreements under the 2002 Incentive Plan with John R. Huff, T. Jay Collins, Marvin J. Migura, M. Kevin McEvoy, George R. Haubenreich, Jr. and John L. Zachary	1-10945	10-Q	Sept. 2002	10.05

*	10.18+	1996 Incentive Plan of Oceaneering International, Inc.	1-10945	10-Q	Sept. 1996	10.02

*	10.19+	1996 Restricted Stock Award Incentive Agreements dated August 23, 1996	1-10945	10-Q	Sept. 1996	10.03

*	10.20+	1997 Bonus Restricted Stock Award Agreements dated April 22, 1997	1-10945	10-K	March 1997	10.20

*	10.21+	Amendment No. 1 to 1990 Nonemployee Director Stock Option Plan	1-10945	10-K	March 1999	10.19

*	10.22+	1998 Bonus Restricted Stock Award Agreements	1-10945	10-K	March 1999	10.20

*	10.23+	2002 Incentive Plan	1-10945	10-Q	June 2002	10.01

*	10.24+	Amended and Restated 2002 Restricted Stock Unit Award Agreements with John R. Huff, T. Jay Collins, Marvin J. Migura, M. Kevin McEvoy, George R. Haubenreich, Jr. and John L. Zachary	1-10945	10-Q	Sept. 2002	10.04

*	10.25+	2005 Incentive Plan	333‑124947	S-8	May 2005	4.5

*	10.26+	Form of 2006 Employee Restricted Stock Unit Agreement for John R. Huff, T. Jay Collins, Marvin J. Migura, M. Kevin McEvoy, George R. Haubenreich, Jr., and John L. Zachary	1-10945	8-K	Feb. 2006	10.1

*	10.27+	Form of 2006 Performance Unit Agreement for John R. Huff, T. Jay Collins, Marvin J. Migura, M. Kevin McEvoy, George R. Haubenreich, Jr., and John L. Zachary	1-10945	8-K	Feb. 2006	10.2

*	10.28+	2006 Performance Award: Goals and Measures, relating to the form of 2006 Performance Unit Agreement	1-10945	8-K	Feb. 2006	10.3

*	10.29+	Form of 2006 Nonemployee Director Restricted Stock Agreement	1-10945	8-K	Feb. 2006	10.4

			Registration
			or File		Report	Exhibit
			Number	Form of Report	Date	Number
*	10.30+	Form of 2007 Employee Restricted Stock Unit Agreement for T. Jay Collins, M. Kevin McEvoy, Marvin J. Migura, George R. Haubenreich, Jr., Philip D. Gardner and W. Cardon Gerner	1-10945	8-K	Feb. 2007	10.1

*	10.31+	Form of 2007 Nonemployee Director Restricted Stock Agreement for Jerold J. DesRoche, David S. Hooker, D. Michael Hughes and Harris J. Pappas	1-10945	8-K	Feb. 2007	10.6

*	10.32+	Form of 2007 Chairman Restricted Stock Unit Agreement for John R. Huff	1-10945	8-K	Feb. 2007	10.3

*	10.33+	Form of 2007 Performance Unit Agreement for T. Jay Collins, M. Kevin McEvoy, Marvin J. Migura, George R. Haubenreich, Jr., Philip D. Gardner and W. Cardon Gerner	1-10945	8-K	Feb. 2007	10.2

*	10.34+	Form of 2007 Chairman Performance Unit Agreement for John R. Huff	1-10945	8-K	Feb. 2007	10.4

*	10.35+	2007 Performance Award: Goals and Measures, relating to the Form of 2007 Performance Unit Agreement and Form of Chairman Performance Unit Agreement	1-10945	8-K	Feb. 2007	10.5

	12.02	Statement showing Computation of Ratio of Earnings to Fixed Charges

	21.01	Subsidiaries of Oceaneering

	23.01	Consent of Independent Registered Public Accounting Firm

	31.01	Rule 13a – 14(a)/15d – 14(a) certification of Chief Executive Officer

	31.02	Rule 13a – 14(a)/15d – 14(a) certification of Chief Financial Officer

	32.01	Section 1350 certification of Chief Executive Officer

	32.02	Section 1350 certification of Chief Financial Officer

*	Indicates exhibit previously filed with the Securities and Exchange Commission as indicated and incorporated herein by reference.

+	Indicates management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OCEANEERING INTERNATIONAL, INC.

Date: February 28, 2007	By:	/s/ T. JAY COLLINS

T. Jay Collins Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ T. JAY COLLINS	Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2007

T. Jay Collins

/s/ MARVIN J. MIGURA	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 28, 2007

Marvin J. Migura

/s/ W. CARDON GERNER	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 28, 2007

W. Cardon Gerner

/s/ JOHN R. HUFF	Chairman of the Board	February 28, 2007

John R. Huff

/s/ JEROLD J. DESROCHE	Director	February 28, 2007

Jerold J. DesRoche

/s/ DAVID S. HOOKER	Director	February 28, 2007

David S. Hooker

/s/ D. MICHAEL HUGHES	Director	February 28, 2007

D. Michael Hughes

/s/ HARRIS J. PAPPAS	Director	February 28, 2007

Harris J. Pappas

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
Index to Schedules
All schedules for which provision is made in the applicable regulations of the Securities and Exchange Commission have been omitted because they are not required under the relevant instructions or because the required information is included in the financial statements included herein or in the related footnotes thereto.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Oceaneering International, Inc.
We have audited the accompanying consolidated balance sheets of Oceaneering International, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income, cash flows and shareholders’ equity and comprehensive income for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Oceaneering International, Inc. and subsidiaries at December 31, 2006 and 2005 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 1 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment and, effective December 31, 2006, the Company adopted Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2007 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
Houston, Texas
February 27, 2007

CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except share data)	2006	2005

ASSETS
Current Assets:
Cash and cash equivalents	$26,228	$26,308
Accounts receivable, net of allowances for doubtful accounts	315,255	269,497
Inventory and other current assets	182,162	98,428

Total current assets	523,645	394,233

Property and Equipment, at cost:
Marine services equipment	635,490	493,054
Mobile offshore production equipment	152,854	146,751
Manufacturing facilities	151,826	125,003
Other	99,872	77,450

	1,040,042	842,258
Less accumulated depreciation	516,335	433,057

Net property and equipment	523,707	409,201

Other Assets:
Goodwill	86,931	84,608
Investments in unconsolidated affiliates	64,496	61,598
Other	43,243	39,928

Total Assets	$1,242,022	$989,568

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$70,777	$64,306
Accrued liabilities	180,073	142,168
Income taxes payable	28,856	16,193

Total current liabilities	279,706	222,667

Long-term Debt	194,000	174,000

Other Long-term Liabilities	71,552	56,783

Commitments and Contingencies

Shareholders’ Equity:
Common Stock, par value $0.25 per share; 90,000,000 shares authorized; 54,440,488 and 53,558,888 shares issued	13,610	13,390
Additional paid-in capital	191,910	172,437
Retained earnings	472,525	348,031
Accumulated other comprehensive income	18,719	2,260

Total shareholders’ equity	696,764	536,118

Total Liabilities and Shareholders’ Equity	$1,242,022	$989,568

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(in thousands, except per share data)	2006	2005	2004

Revenue	$1,280,198	$998,543	$780,181

Cost of Services and Products	984,077	819,263	648,378

Gross margin	296,121	179,280	131,803

Selling, General and Administrative Expense	101,785	85,211	67,939

Income from operations	194,336	94,069	63,864

Interest Income	730	505	999

Interest Expense, net of amounts capitalized	(12,920)	(10,102)	(8,388)

Equity earnings of unconsolidated affiliates	12,051	10,410	6,110

Other Income (Expense), Net	(3,164)	(376)	(1,596)

Minority Interests	(138)	(56)	(66)

Income before income taxes	190,895	94,450	60,923

Provision for Income Taxes	66,401	31,770	20,623

Net Income	$124,494	$62,680	$40,300

Basic Earnings per Share	$2.31	$1.20	$0.81
Diluted Earnings per Share	$2.26	$1.17	$0.78

Weighted average number of common shares	53,990	52,300	49,986
Incremental shares from stock equivalents	1,001	1,347	1,384

Weighted average number of common shares and equivalents	54,991	53,647	51,370

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2006	2005	2004

Cash Flows from Operating Activities:

Net income	$124,494	$62,680	$40,300

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	80,456	79,613	65,619
Noncash compensation and other	11,292	562	12,931
Undistributed earnings of unconsolidated affiliates	(2,898)	(8,406)	(3,150)
Increase (decrease) in cash from:
Accounts receivable,net	(45,758)	(56,921)	(54,916)
Inventory and other current assets	(83,734)	(37,477)	(1,606)
Other assets	(4,415)	(702)	(4,846)
Accounts payable	6,471	12,574	15,267
Accrued liabilities	37,904	26,000	27,071
Income taxes payable	12,663	11,572	338
Other long-term liabilities	14,769	4,400	2,724

Total adjustments to net income	26,750	31,215	59,432

Net Cash Provided by Operating Activities	151,244	93,895	99,732

Cash Flows from Investing Activities:
Business acquisitions	(1,491)	(46,242)	(69,192)
Purchases of property and equipment and other	(192,351)	(96,027)	(83,992)
Dispositions of property and equipment	6,826	3,011	515
Decrease (increase) in other investments	—	—	73

Net Cash Used in Investing Activities	(187,016)	(139,258)	(152,596)

Cash Flows from Financing Activities:
Net proceeds from revolving credit, net of expenses	40,000	31,828	19,280
Payments of 6.72% Senior Notes	(20,000)	—	—
Proceeds from issuance of common stock	8,320	23,062	31,969
Excess tax benefits from stock-based compensation	7,372	—	—

Net Cash Provided by Financing Activities	35,692	54,890	51,249

Net Increase (Decrease) in Cash and Cash Equivalents	(80)	9,527	(1,615)

Cash and Cash Equivalents – Beginning of Period	26,308	16,781	18,396

Cash and Cash Equivalents – End of Period	$26,228	$26,308	$16,781

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

							Accumulated Other
							Comprehensive Income (Loss)
	Common Stock		Additional	Unearned			Fair Value	Currency
	Issued		Paid-in	Comp-	Treasury	Retained	of Interest	Translation	Pension
(in thousands)	Shares	Amounts	Capital	ensation	Stock	Earnings	Rate Hedge	Adjustments	Liability	Total

Balance, December 31, 2003	49,627	$12,406	$108,540	$(1,039)	$(9,563)	$245,051	$—	$6,161	$(2,181)	$359,375
Comprehensive Income:
Net Income	—	—	—	—	—	40,300	—	—	—	40,300
Minimum pension liability adjustment, net of tax	—	—	—	—	—	—	—	—	(151)	(151)
Translation adjustments	—	—	—	—	—	—	—	12,399	—	12,399

Total Comprehensive Income	—	—	—	—	—	40,300	—	12,399	(151)	52,548
Restricted stock expense	78	20	4,916	592	—	—	—	—	—	5,528
Restricted stock forfeitures	—	—	280	—	(280)	—	—	—	—	—
Stock options exercised	1,703	426	17,639	—	9,143	—	—	—	—	27,208
Tax benefits from stock plans	—	—	5,017	—	—	—	—	—	—	5,017
Common stock issued to company benefit plan	232	58	—	—	—	—	—	—	—	58
Treasury stock issued to company benefit plan, at average cost	—	—	4,003	—	700	—	—	—	—	4,703

Balance, December 31, 2004	51,640	12,910	140,395	(447)	—	285,351	—	18,560	(2,332)	454,437
Comprehensive Income:
Net Income	—	—	—	—	—	62,680	—	—	—	62,680
Change in fair value of interest rate hedge, net of tax	—	—	—	—	—	—	518	—	—	518
Minimum pension liability adjustment, net of tax	—	—	—	—	—	—	—	—	(217)	(217)
Translation adjustments	—	—	—	—	—	—	—	(14,269)	—	(14,269)

Total Comprehensive Income	—	—	—	—	—	62,680	518	(14,269)	(217)	48,712
Restricted stock expense	156	39	3,564	228	—	—	—	—	—	3,831
Restricted stock forfeitures	—	—	78	—	(78)	—	—	—	—	—
Stock options exercised	1,692	423	21,116	—	50	—	—	—	—	21,589
Tax benefits from stock plans	—	—	6,177	—	—	—	—	—	—	6,177
Common stock issued to company benefit plan	70	18	1,326	—	—	—	—	—	—	1,344
Treasury stock issued to company benefit plan, at average cost	—	—	—	—	28	—	—	—	—	28

Balance, December 31, 2005	53,558	13,390	172,656	(219)	—	348 ,031	518	4,291	(2,549)	536,118
Comprehensive Income:
Net Income	—	—	—	—	—	124,494	—	—	—	124,494
Change in fair value of interest rate hedge, net of tax	—	—	—	—	—	—	(165)	—	—	(165)
Minimum pension liability adjustment, net of tax	—	—	—	—	—	—	—	—	843	843
Translation adjustments	—	—	—	—	—	—	—	17,282	—	17,282

Total Comprehensive Income	—	—	—	—	—	124,494	(165)	17,282	843	142,454
Adjustment to initially apply SFAS No. 158, net of tax	—	—	—	—	—	—	—	—	(1,501)	(1,501)
Restricted stock expense	228	57	2,604	1,060	—	—	—	—	—	3,721
Restricted stock forfeitures	—	—	73	—	(73)	—	—	—	—	—
Restricted stock grant	32	8	856	(917)	—	—	—	—	—	(53)
Stock options exercised	622	155	8,092	—	73	—	—	—	—	8,320
Stock options expense	—	—	333	—	—	—	—	—	—	333
Tax benefits from stock plans	—	—	7,372	—	—	—	—	—	—	7,372

Balance, December 31, 2006	54,440	$13,610	$191,986	$(76)	$—	$472 ,525	$353	$21,573	$(3,207)	$696,764

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
On May 12, 2006, our Board of Directors declared a two-for-one stock split to be effected in the form of a stock dividend of our common stock to our shareholders of record at the close of business on May 25, 2006. The stock dividend was distributed on June 19, 2006. All historical share and per share data in these financial statements reflect this stock split. Our total number of authorized shares of common stock and the par value of our common stock were unchanged by this stock split. We have restated shareholders’ equity to give retroactive recognition of the stock split for all periods presented by reclassifying an amount equal to the par value of the additional shares issued through the stock dividend from additional paid-in capital to common stock.
Cash and Cash Equivalents
Cash and cash equivalents include demand deposits and highly liquid investments with original maturities of three months or less from the date of the investment.
Accounts Receivable – Allowances for Doubtful Accounts
The following table sets forth the activity of our allowances for doubtful accounts receivable:

		Additions
	Balance at	Charged to	Charged to		Balance at
	beginning	Costs and	Other		end of
(in thousands)	of Period	Expenses	Accounts	Deductions	Period

For the year ended December 31, 2004	$2,763	$—	$—	$—	$2,763

For the year ended December 31, 2005	$2,763	$—	$112	$2,763	$112

For the year ended December 31, 2006	$112	$—	$2	$—	$114

We determine the need for allowances for doubtful accounts using the specific identification method. We do not generally require collateral from our customers.

Inventory and Other Current Assets
Inventory and other current assets consisted of the following:

	December 31,
(in thousands)	2006	2005

Inventory of parts for remotely operated vehicles	$61,763	$38,981
Other inventory, primarily raw materials	78,130	39,924
Deferred income taxes	18,618	9,091
Other	23,651	10,432

Total	$182,162	$98,428

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
We charge the costs of repair and maintenance of property and equipment to operations as incurred, while we capitalize the costs of improvements. We estimate and accrue in advance for anticipated drydocking expenses of our larger vessels. These amounts are included in accrued liabilities on our balance sheets. We recognize differences between the estimates and the actual costs in the income statement. See the section “New Accounting Standards” in this Note 1 for a discussion of the change in this methodology, which will be effective for us starting January 1, 2007.
The following table sets forth the activity of our accruals for drydocking for the periods presented:

		Additions
	Balance at	Charged to	Charged to		Balance at
	beginning	Costs and	Other		end of
(in thousands)	of Period	Expenses	Accounts	Deductions	Period

For the year ended December 31, 2004	$1,531	$495	$41	$860	$1,207

For the year ended December 31, 2005	$1,207	$1,022	$(48)	$900	$1,281

For the year ended December 31, 2006	$1,281	$833	$27	$1,971	$170

We capitalize interest on assets where the construction period is anticipated to be more than three months. In 2006, 2005 and 2004, we capitalized $0.1 million, $0.1 million and $0.4 million of interest, respectively. We do not allocate general administrative costs to capital projects. Upon the disposition of property and equipment, the related cost and accumulated depreciation accounts are relieved and any resulting gain or loss is included as an adjustment to cost of services and products.
Our management periodically, and upon the occurrence of a triggering event, reviews the realizability of long-lived assets, excluding goodwill and indefinite-lived intangibles, to be held and used by us to determine whether any events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. For long-lived assets to be held and used, we base our evaluation on impairment indicators such as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements and other external market conditions or factors that may be present. If such impairment indicators are present or other factors exist that indicate that the carrying amount of the asset may not be recoverable, we determine whether an impairment has occurred through the use of an undiscounted cash flows analysis of the asset at the lowest level for which identifiable cash flows exist, or quoted market prices. If an impairment has occurred, we recognize a loss for the difference between the carrying amount and the fair value of the asset. For assets held for sale or disposal, the fair value of the asset is measured using quoted market prices less cost to sell. Assets are classified as held for sale when we have a plan for disposal of certain assets and those assets meet the held for sale criteria. In 2005, we recorded $6.1 million of additional depreciation in our ROV segment, based on net realizable value. These provisions related to the retirement of four vehicles and obsolete ROV components. In 2004, our 50%-owned cable lay and maintenance joint venture recorded an impairment of $7.2 million related to some of its equipment. We also recorded an additional impairment of $0.4 million of our investment. After taking into account a deferred gain of $2.1 million we had generated upon formation of the venture, the two impairments reduced our equity earnings of unconsolidated affiliates by $1.9 million in 2004. We made no other impairment adjustments on long-lived assets during the periods presented.
Business Acquisitions
In February 2004, we acquired 34 work-class ROVs and related business operations from Stolt Offshore S.A. for approximately $52 million and in September 2004 we acquired 10 work-class ROVs and related business operations from Fugro N.V. for approximately $17 million. We accounted for these acquisitions using the purchase method of accounting, with the purchase price being allocated to the net assets acquired based on their fair market values at the date of acquisition. In June 2005, we acquired Grayloc Products L.L.C. and subsidiary (together “Grayloc”), an oil and gas industry supplier of clamp connectors for approximately $42 million. We accounted for this acquisition using the purchase method of accounting, with the purchase price being allocated to the net assets acquired based on their fair market values at the date of acquisition. Our goodwill, all non-deductible, associated with the Grayloc acquisition was $22 million and other intangible assets were $14 million. The results of operations of Grayloc are included in our consolidated statements of income from the date of acquisition.
Goodwill and Intangible Assets
In accordance with the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, we tested the goodwill attributable to each of our reporting units for impairment as of December 31, 2006, 2005 and 2004 and concluded that there was no impairment. Our reporting units are the product and service lines one level below our operating segments, except for Inspection, which is a single reporting unit. We estimated fair value using discounted cash flow methodologies and market comparable information.
Within our balance sheet caption Other Assets: Other at December 31, 2006 and 2005, we have $14.9 million and $15.4 million, respectively, of intangible assets, primarily acquired in connection with business combinations. These intangible assets include trade names, intellectual property and customer relationships, and are being amortized over a weighted average remaining life of approximately 12 years.
Revenue Recognition
We recognize our revenue according to the type of contract involved. On a daily basis, we recognize revenue under contracts that provide for specific time, material and equipment charges, which we bill periodically, ranging from weekly to monthly.
We account for significant fixed-price contracts, which we enter into mainly in our Subsea Products and Advanced Technologies segments, and occasionally in our Subsea Projects segment, using the percentage-of-completion method. In 2006, we accounted for 15% of our revenue using the percentage-of-completion method. In determining whether a contract should be accounted for using the percentage-of-completion method, we consider whether:
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
We recognize the remainder of our revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, price is fixed or determinable and collection is reasonably assured.
Revenue in Excess of Amounts Billed is classified as accounts receivable and relates to recoverable costs and accrued profits on contracts in progress. Billings in Excess of Revenue Recognized on uncompleted contracts are classified in accrued liabilities.
Revenue in Excess of Amounts Billed on uncompleted fixed-price contracts accounted for using the percentage-of-completion method is summarized as follows:

	December 31,
(in thousands)	2006	2005

Revenue recognized on uncompleted contracts	$175,155	$84,664
Less: Billings of customers	(167,309)	(59,211)

Revenue in excess of amounts billed	$7,846	$25,453

Billings in Excess of Revenue Recognized on uncompleted fixed-price contracts accounted for using the percentage-of-completion method are summarized as follows:

	December 31,
(in thousands)	2006	2005

Amounts billed to customers	$14,073	$26,301
Less: Revenue recognized	(8,734)	(22,286)

Billings in excess of revenue recognized	$5,339	$4,015

Stock-Based Compensation
As permitted under SFAS No. 123, Accounting for Stock-Based Compensation, through December 31, 2005, we used the intrinsic value method of accounting established by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, to account for our stock-based compensation programs. Accordingly, we did not recognize any compensation expense when the exercise price of an employee stock option was equal to the Common Share market price on the grant date and all other provisions are fixed. The following illustrates the pro forma effect on net income and earnings per share for 2005 and 2004 if we had applied the fair value recognition provisions of SFAS No. 123:

	Year Ended December 31,
(in thousands, except per share amounts)	2005	2004

Net income:
As reported	$62,680	$40,300
Employee stock-based compensation expense included in net income, net of income tax benefit	5,727	6,827
Pro forma compensation expense determined under fair value methods for all awards, net of income tax benefit	(8,779)	(11,515)

Pro forma	$59,628	$35,612

Pro forma earnings per common share:
Basic	$1.14	$0.71
Diluted	$1.11	$0.69
Reported earnings per common share:
Basic	$1.20	$0.81
Diluted	$1.17	$0.78
For purposes of these pro forma disclosures, the fair value of each option grant was estimated on the date of grant using a Black-Scholes option pricing model. The following assumptions for the years ended December 31, 2005 and 2004, respectively, were computed on a weighted average basis: expected volatility of 32.7% and 36.2%; risk-free interest rate of 3.65% and 3.18%; expected average life of 3.0 years; and no expected dividends. The weighted average fair values of the options granted in the years ended December 2005 and 2004 were $9.02 and $10.25, respectively. The estimated fair value of the options was amortized to pro forma expense over the vesting periods of the options.
Subsequent to December 31, 2005, we have accounted for share-based compensation in accordance with SFAS No. 123 (revised 2004), Share-Based Payments (“SFAS 123R”). SFAS 123R requires all share-based payments to directors, officers and employees, including grants of stock options, to be recognized over their vesting periods in the income statement based on their estimated fair values. SFAS 123R applies to all awards granted after December 31, 2005 and to awards modified, repurchased or canceled after that date, as well as the unvested portion of awards granted prior to December 31, 2005. We believe the pro forma expenses for the periods presented above provide reasonable approximations of the share-based compensation expense that would have been recorded in our Consolidated Statements of Income in those periods under SFAS 123R. Existing option grants caused us to recognize an additional amount of less than $0.01 per diluted share of share-based compensation expense for 2006, under the modified prospective transition alternative that we elected.
In light of the new accounting expense recognition requirements established by SFAS 123R, the Compensation Committee of our Board of Directors has expressed its intention to refrain from using stock options as a component of compensation for our executive officers and other employees for the foreseeable future, and the Board has expressed its intention to refrain from using stock options as a component of nonemployee director compensation for the foreseeable future. No stock options were granted in 2006. For more information on our employee benefit plans, see Note 8.
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

Foreign Currency Translation
The functional currency for several of our foreign subsidiaries is the applicable local currency. Results of operations for foreign subsidiaries with functional currencies other than the U.S. dollar are translated into U.S. dollars using average exchange rates during the period. Assets and liabilities of these foreign subsidiaries are translated into U.S. dollars using the exchange rates in effect at the balance sheet date, and the resulting translation adjustments are accumulated as a component of shareholders’ equity. All foreign currency transaction gains and losses are recognized currently in the Consolidated Statements of Income. We recorded ($2.5 million), $0.2 million and ($1.2 million) of foreign currency gains (losses) in 2006, 2005 and 2004, respectively, and such amounts are included as a component of Other Income (Expense), Net.
Earnings Per Share
Basic and diluted earnings per share are computed by dividing net income by the weighted average number of common shares and the weighted average number of common shares plus common share equivalents, respectively. The weighted average number of common shares and equivalents for 2005 and 2004 excluded 132,000 and 26,000 stock options, respectively, which were antidilutive.
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
In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. SFAS No. 158 requires us to recognize the funded status of the pension and postretirement plans in our balance sheet, along with a corresponding noncash, after-tax adjustment to shareholders’ equity. Funded status is determined as the difference between the fair value of plan assets and the projected benefit obligation. Changes in the funded status will be recognized in other comprehensive income (loss). We adopted SFAS No. 158 at the end of 2006, as required.
In September 2006, the FASB issued FASB Staff Position No. AUG AIR-1, Accounting for Planned Major Maintenance Activities. The Staff Position will prohibit companies from recognizing planned major maintenance costs by accruing a liability over several reporting periods before the maintenance is performed — the accrue-in-advance method. We currently use the accrue-in-advance method for anticipated drydocking of our vessels. This Staff Position is effective for us beginning January 1, 2007, and we will prospectively charge drydocking expenses to the income statement as incurred. While we are currently evaluating the impact of this Staff Position, we do not believe there will be a material effect on our financial statements upon its adoption.

2. INVESTMENTS IN UNCONSOLIDATED AFFILIATES
Our investments in unconsolidated affiliates consists of the following:

	December 31,
(in thousands)	2006	2005	2004

Medusa Spar LLC	$63,149	$57,440	$49,987
Smit-Oceaneering Cable Systems LLC	—	2,811	3,192
Other	1,347	1,347	2,436

	$64,496	$61,598	$55,615

In December 2003, we purchased a 50% equity interest in Medusa Spar LLC for $43.7 million. Medusa Spar LLC owns a 75% interest in a production spar platform. Medusa Spar LLC’s revenue is derived from processing oil and gas production for a fee based on the volumes processed (throughput). The majority working interest owner of the Medusa field, the spar’s initial location, has committed to deliver a minimum throughput, which we expect will generate sufficient revenue to repay Medusa Spar LLC’s bank debt. The Medusa Spar LLC financed its acquisition of its 75% interest in the production spar platform using approximately 50% debt and 50% equity from its equity holders. Our maximum exposure to loss from our investment in Medusa Spar LLC is our $63 million investment. Medusa Spar LLC is a variable interest entity. As we are not the primary beneficiary under FIN 46(R), we are accounting for our investment in Medusa Spar LLC under the equity method of accounting. Summarized 100% financial information relative to Medusa Spar LLC and a reconciliation of the underlying equity in net assets to our carrying value follows this discussion.
Our cable lay and maintenance venture is in the process of winding up. The venture’s single vessel has been used for oilfield and other uses since 2004. In 2004, we recognized $1.5 million of pre-tax impairments related to the venture after taking into account a deferred gain of $2.1 million we had generated upon formation of the venture. We also recorded an additional impairment of $0.4 million of our investment. The two impairments reduced our equity earnings of unconsolidated affiliates by $1.9 million. In 2005, we purchased the cable lay and maintenance equipment from the venture and, in 2006, we purchased the vessel from the venture. Our purchase of the vessel effectively ended the operations of the venture. We subsequently sold the vessel for a small gain. Total equity income (loss) from our investment in Smit-Oceaneering Cable Systems LLC was $0.8 million, $0.3 million and ($3.1 million) for the years ended December 31, 2006, 2005 and 2004, respectively.

	December 31,
(in thousands)	2006	2005	2004

Medusa Spar LLC Condensed Balance Sheets
ASSETS
Current Assets	$20,419	$12,669	$3,435
Property and Equipment, net	138,461	147,938	157,416
Other Non-Current Assets	979	1,575	1,751

Total Assets	$159,859	$162,182	$162,602

LIABILITIES AND MEMBERS’ EQUITY
Current Maturities of Long-Term Debt	$11,499	$13,744	$17,125
Other Current Liabilities	24	21	44

Total Current Liabilities	11,523	13,765	17,169
Long-Term Debt, net of current maturities	21,738	33,237	46,981
Other Comprehensive Income	1,097	1,594	883
Members’ Equity	125,501	113,586	97,569

Total Liabilities and Members’ Equity	$159,859	$162,182	$162,602

Condensed Statements of Operations
Revenue	$34,216	$32,500	$29,312
Depreciation	(9,477)	(9,478)	(9,478)
General and Administrative	(109)	(83)	(113)
Interest	(1,935)	(2,286)	(3,169)

Net Income	$22,695	$20,653	$16,552

Reconciliation of the Carrying Value of the Investment to Underlying Equity in Net Assets:

Underlying Equity in Net Assets - 50%	$62,751	$56,793	$48,785
Basis Differences	398	647	1,202

Carrying Value of Investment in Medusa Spar LLC in the Consolidated Financial Statements	$63,149	$57,440	$49,987

We are amortizing the basis differences on the straight-line method over six to 15 years.
Our 50% share of the cumulative undistributed earnings of Medusa Spar LLC was $20.9 million and $15.0 million at December 31, 2006 and 2005, respectively.

3. INCOME TAXES
We file a consolidated U.S. federal income tax return for Oceaneering International, Inc. and our domestic subsidiaries, including acquired companies from their respective dates of acquisition. We conduct our international operations in a number of locations that have varying laws and regulations with regard to income and other taxes, some of which are subject to interpretation. Our management believes that adequate provisions have been made for all taxes that will ultimately be payable, although final determination of tax liabilities may differ from our estimates. Income (loss) before income taxes attributable to the U.S. was $108.1 million, $42.7 million and $14.7 million for the years ended December 31, 2006, 2005 and 2004, respectively. The following table sets forth our provisions for income taxes.

	Year Ended December 31,
(in thousands)	2006	2005	2004

U.S. federal and state	$37,384	$11,930	$1,622
Foreign	29,017	19,840	19,001

Total provision	$66,401	$31,770	$20,623

Current	$70,661	$32,071	$16,379
Deferred	(4,260)	(301)	4,244

Total provision	$66,401	$31,770	$20,623

Cash taxes paid	$49,876	$19,372	$17,995

As of December 31, 2006 and 2005, our worldwide deferred tax assets, liabilities and net deferred tax liabilities were as follows:

	December 31,
(in thousands)	2006	2005

Deferred tax assets:
Deferred compensation	$19,988	$15,818
Foreign tax credit carryforwards	6,815	12,811
Accrued expenses	9,648	6,864
Deferred income	3,412	1,152
Net operating loss carryforwards	1,483	—
Other	10,902	7,665

Gross deferred tax assets	52,248	44,310
Valuation allowance	—	—

Total deferred tax assets	$52,248	$44,310

Deferred tax liabilities:
Property and equipment	$34,211	$35,896
Basis difference in equity investments	13,794	11,673
Unremitted foreign earnings	4,151	—
Other	2,874	2,471

Total deferred tax liabilities	$55,030	$50,040

Net deferred income tax liability	$2,782	$5,730

Our net deferred tax liability is reflected on our balance sheet as follows:

	December 31,
(in thousands)	2006	2005

Deferred tax liabilities	$21,400	$14,905
Current deferred assets	(18,618)	(9,091)
Long-term assets	—	(84)

Net deferred income tax liability	$2,782	$5,730

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

	Year Ended December 31,
(in thousands)	2006	2005	2004

Computed U.S. statutory expense	$66,862	$33,077	$21,346
Change in valuation allowances	—	—	(1,307)
State and local taxes and other, net	(461)	(1,307)	584

Total provision for income taxes	$66,401	$31,770	$20,623

Included in the line for state and local taxes and other, net, for 2006 and 2005 are credits of $1.3 million and $1.8 million, respectively, from resolution of tax contingencies related to certain foreign tax liabilities we recorded in prior years.
4. DEBT
Long-term Debt consisted of the following:

	December 31,
(in thousands)	2006	2005

6.72% Senior Notes	$80,000	$100,000
Revolving credit facility	114,000	74,000

Long-term Debt	$194,000	$174,000

We have $80 million aggregate principal amount of 6.72% Senior Notes outstanding and scheduled to be paid in four remaining equal annual installments each September through 2010.
As of December 31, 2006, we had a $250 million revolving credit facility (the “Credit Agreement”) that was scheduled to expire in January 2008. We had to pay a facility fee ranging from 0.20% to 0.30% per annum, depending on our debt-to-capitalization ratio, on the banks’ commitments. Under the Credit Agreement, we had the option to borrow at the London Interbank Offered Rate (“LIBOR”) plus a margin ranging from 0.55% to 1.075%, depending on our debt-to-capitalization ratio, or at the agent bank’s prime rate. At December 31, 2006, we had $114 million of borrowings outstanding under the Credit Agreement and $136 million available for borrowing. The weighted average interest rates on all our outstanding borrowings were 6.2% and 6.1% at December 31, 2006 and 2005, respectively.

In January 2007, we amended the Credit Agreement as follows:
•	the amount of the facility was increased from $250 million to $300 million;

•	the maturity of the facility was changed from January 2008 to January 2012;

•	we deleted the facility fee, which applied to the entire $250 million facility, and the utilization fee, which applied to borrowings if we used more than one-third of the facility;

•	we added a commitment fee ranging from 0.125% to 0.175% on the unused portion of the facility, depending on our debt-to-capitalization ratio; and

•	we changed the range of margins on LIBOR borrowings, so that it now ranges from 0.50% to 1.25%, depending on our debt-to-capitalization ratio.
Otherwise, the principal terms of the agreement are the same as described above. While there is an easing on restrictions related to the payment of dividends in the amended agreement, the restrictions on the 6.72% Senior Notes remain in place.
The 6.72% Senior Notes contain restrictive covenants as to minimum net worth, debt-to-capitalization ratio, fixed charge coverage, interest coverage and restricted payments. Restricted payments, which include dividends and treasury stock purchases, are limited from April 1, 1998, on a net basis, to the sum of $25 million plus 50% of our consolidated net income after April 1, 1998, plus cash proceeds from any sales of our common stock. As amended in January 2007, the $300 million revolving credit agreement contains restrictive covenants as to debt-to-capitalization ratio and interest coverage.
Taking into account the terms of the January 2007 amendment of our revolving credit facility, scheduled maturities of Long-term Debt outstanding as of December 31, 2006 were as follows:

	6.72%	Revolving
(in thousands)	Notes	Credit	Total

2007	$20,000	$—	$20,000
2008	20,000	—	20,000
2009	20,000	—	20,000
2010	20,000	—	20,000
Thereafter	—	114,000	114,000

Total	$80,000	$114,000	$194,000

Maturities in 2007 are not classified as current as of December 31, 2006, since we are able and intend to extend the maturity by reborrowing under the revolving credit facility with a maturity date after one year.
We made cash interest payments of $13.2 million, $10.2 million and $8.3 million in the years ended December 31, 2006, 2005 and 2004, respectively.
5. COMMITMENTS AND CONTINGENCIES
Lease Commitments
At December 31, 2006, we occupied several facilities under noncancellable operating leases expiring at various dates through 2025. Future minimum rentals under these leases are as follows:

(in thousands)

2007	$26,607
2008	20,388
2009	19,477
2010	7,330
2011	6,431
Thereafter	43,026

Total Lease Commitments	$123,259

Rental expense, which includes hire of vessels, specialized equipment and real estate rental, was approximately $34 million, $38 million and $26 million for the years ended December 31, 2006, 2005 and 2004, respectively.
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
Litigation
Various actions and claims are pending against us, most of which are covered by insurance. Although we cannot predict the ultimate outcome of these matters, we believe the ultimate liability, if any, that may result from these actions and claims will not materially affect our results of operations, cash flow or financial position.
Letters of Credit
We had $17 million and $16 million in letters of credit outstanding as of December 31, 2006 and 2005, respectively, as guarantees in force for self-insurance requirements and various performance and bid bonds, which are usually for the duration of the applicable contract.
Financial Instruments and Risk Concentration
In the normal course of business, we manage risks associated with foreign exchange rates and interest rates through a variety of strategies, including the use of hedging transactions. As a matter of policy, we do not use derivative instruments unless there is an underlying exposure. We do not use derivative instruments for trading or speculative purposes. At December 31, 2006, we did not have any derivative financial instruments in place.
At December 31, 2006, our unconsolidated affiliate, Medusa Spar LLC, had an interest rate swap in place related to its outstanding debt. The notional amount of the interest rate swap is equal to the outstanding principal amount of the loan throughout the term of the debt agreement. Our share of the fair value of the interest rate swap is deferred in accumulated other comprehensive income and is subsequently reclassified into equity earnings from unconsolidated affiliates in the periods in which the hedged interest payments on the variable rate debt affect earnings.
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
We estimated the fair value of our $80 million of 6.72% Senior Notes to be $81 million as of December 31, 2006. We arrived at this estimate by computing the present value of the future principal and interest payments using a yield-to-maturity interest rate for securities of similar quality and term.
6. OPERATIONS BY BUSINESS SEGMENT AND GEOGRAPHIC AREA
Business Segment Information
We supply a comprehensive range of integrated technical services and products to a variety of industries and we are one of the world’s largest underwater services contractors. Our Oil and Gas business consists of Remotely Operated Vehicles (“ROVs”), Subsea Products, Subsea Projects, Mobile Offshore Production Systems and Inspection. Our ROV segment provides submersible vehicles operated from the surface to support offshore oil and gas exploration, production and construction activities. Our Subsea Products segment supplies a variety of built-to-order specialty subsea hardware. Our Subsea Projects segment provides multiservice vessels, oilfield diving and support vessel operations, which are used primarily in inspection, repair and maintenance activities.

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
The table that follows presents Revenue, Income from Operations, Depreciation and Amortization Expense and Equity Earnings (Losses) of Unconsolidated Affiliates by business segment:

	Year Ended December 31,
(in thousands)	2006	2005	2004

Revenue

Oil and Gas
Remotely Operated Vehicles	$410,256	$315,178	$223,914
Subsea Products	364,510	239,039	160,410
Subsea Projects	155,046	121,628	70,254
Inspection	169,014	154,857	145,691
Mobile Offshore Production Systems	52,931	50,091	49,387

Total Oil and Gas	1,151,757	880,793	649,656
Advanced Technologies	128,441	117,750	130,525

Total	$1,280,198	$998,543	$780,181

Income from Operations

Oil and Gas
Remotely Operated Vehicles	$111,022	$68,962	$48,397
Subsea Products	53,645	13,941	10,891
Subsea Projects	59,585	26,219	5,472
Inspection	14,946	7,946	4,564
Mobile Offshore Production Systems	16,001	16,796	16,565

Total Oil and Gas	255,199	133,864	85,889
Advanced Technologies	11,585	12,539	17,515
Unallocated Expenses	(72,448)	(52,334)	(39,540)

Total	$194,336	$94,069	$63,864

Depreciation and Amortization Expense

Oil and Gas
Remotely Operated Vehicles	$40,357	$39,837	$32,605
Subsea Products	12,307	11,992	8,184
Subsea Projects	6,642	6,938	6,107
Inspection	2,449	5,100	4,608
Mobile Offshore Production Systems	13,168	11,612	11,054

Total Oil and Gas	74,923	75,479	62,558
Advanced Technologies	2,167	2,305	2,100
Unallocated Expenses	3,366	1,829	961

Total	$80,456	$79,613	$65,619

Equity Earnings (Losses) of Unconsolidated Affiliates

Oil and Gas
Remotely Operated Vehicles	$—	$38	$1,071
Mobile Offshore Production Systems	11,213	10,082	8,171

Total Oil and Gas	11,213	10,120	9,242
Advanced Technologies	838	290	(3,132)

Total	$12,051	$10,410	$6,110

We determine income from operations for each business segment before interest income or expense, other income (expense), minority interests and provision for income taxes. We do not consider an allocation of these items to be practical.
No individual customer accounted for more than 10% of our consolidated revenue in any of the years ended December 31, 2006, 2005 or 2004.
The following tables present Assets, Goodwill and Capital Expenditures by business segment as of and for the periods indicated:

	December 31,
(in thousands)	2006	2005

Assets
Oil and Gas
Remotely Operated Vehicles	$431,688	$314,989
Subsea Products	351,865	271,046
Subsea Projects	102,826	88,284
Inspection	71,309	54,510
Mobile Offshore Production Systems	142,017	133,698

Total Oil and Gas	1,099,705	862,527
Advanced Technologies	45,585	46,234
Corporate and Other	96,732	80,807

Total	$1,242,022	$989,568

Goodwill
Oil and Gas
Remotely Operated Vehicles	$26,547	$25,181
Subsea Products	37,504	37,218
Inspection	12,426	11,755

Total Oil and Gas	76,477	74,154
Advanced Technologies	10,454	10,454

Total	$86,931	$84,608

	Year Ended December 31,
(in thousands)	2006	2005	2004

Capital Expenditures
Oil and Gas
Remotely Operated Vehicles	$112,838	$56,102	$86,250
Subsea Products	38,000	64,680	44,311
Subsea Projects	23,620	4,671	4,063
Inspection	3,353	5,675	4,595
Mobile Offshore Production Systems	13,614	3,071	2,242

Total Oil and Gas	191,425	134,199	141,461
Advanced Technologies	1,137	3,067	1,170
Corporate and Other	1,280	5,003	10,553

Total	$193,842	$142,269	$153,184

All assets specifically identified with a particular business segment have been segregated. Cash and cash equivalents, certain other current assets, certain investments and other assets have not been allocated to particular business segments and are included in Corporate and Other.

Geographic Operating Areas
The following table summarizes certain financial data by geographic area:

	Year Ended December 31,
(in thousands)	2006	2005	2004

Revenue
Foreign:
United Kingdom	$156,328	$162,138	$115,210
West Africa	151,580	130,799	96,617
Norway	105,373	129,250	76,090
Asia	55,481	66,459	65,230
Brazil	46,925	37,804	25,651
Australia	42,074	30,266	43,018
Canada	24,593	16,092	4,828
Other	17,483	15,444	13,855

Total Foreign	599,837	588,252	440,499
United States	680,361	410,291	339,682

Total	$1,280,198	$998,543	$780,181

Long-Lived Assets
Foreign:
Europe	$120,321	$75,441	$85,478
West Africa	69,230	55,069	49,279
Australia	47,589	55,171	62,631
Brazil	22,133	21,641	25,673
Asia	14,319	12,141	16,079
Other	8,844	17,795	—

Total Foreign	282,436	237,258	239,140
United States	408,979	336,381	286,452

Total	$691,415	$573,639	$525,592

Revenue is based on location where services are performed and facility location for products.

Additional Income Statement Detail
The following schedule shows our revenue, costs and gross margins by services and products:

	Year Ended December 31,
(in thousands)	2006	2005	2004

Revenue:
Services	$893,335	$749,645	$603,015
Products	386,863	248,898	177,166

Total revenue	1,280,198	998,543	780,181

Cost of Services and Products:
Services	634,243	575,347	476,175
Products	304,028	209,736	147,523
Unallocated expenses	45,806	34,180	24,680

Total cost of services and products	984,077	819,263	648,378

Gross margin:
Services	259,092	174,298	126,840
Products	82,835	39,162	29,643
Unallocated expenses	(45,806)	(34,180)	(24,680)

Total gross margin	$296,121	$179,280	$131,803

7. ACCRUED LIABILITIES AND OTHER LONG-TERM LIABILITIES
Accrued liabilities and other long-term liabilities consisted of the following:

	December 31,
(in thousands)	2006	2005

Accrued Liabilities:
Payroll and related costs	$86,128	$69,387
Accrued job costs	43,475	33,341
Self-insurance reserves for claims expected to be paid within one year	6,414	6,672
Deferred revenue, including billings in excess of revenue recognized	17,119	14,869
Other	26,937	17,899

Total Accrued Liabilities	$180,073	$142,168

Other Long-Term Liabilities:
Deferred income taxes	$21,400	$14,905
Self-insurance reserves not expected to be paid within one year	5,632	5,498
Accrued post-employment benefit obligations	11,656	9,942
Supplemental Executive Retirement Plan	26,349	19,199
Minority interests and other	6,515	7,239

Total Other Long-Term Liabilities	$71,552	$56,783

8. EMPLOYEE BENEFIT PLANS AND SHAREHOLDER RIGHTS PLAN
Retirement Investment Plans
We have several employee retirement investment plans that, taken together, cover most of our full-time employees. The Oceaneering Retirement Investment Plan is a 401(k) plan in which U.S. employees may participate by deferring a portion of their gross monthly salary and directing us to contribute the deferred amount to the plan. We match a portion of the employees’ deferred compensation. Our contributions to the 401(k) plan were $7.6 million, $5.8 million and $5.3 million for the plan years ended December 31, 2006, 2005 and 2004, respectively.

We also make matching contributions to other foreign employee savings plans similar in nature to a 401(k). In 2006, 2005 and 2004, these contributions, principally related to plans associated with U.K. and Norwegian subsidiaries, were $3.5 million, $2.7 million and $1.9 million, respectively.
The Oceaneering International, Inc. Supplemental Executive Retirement Plan covers selected key management employees and executives, as approved by the Compensation Committee of our Board of Directors (the “Compensation Committee”). Under this plan, we accrue an amount determined as a percentage of the participant’s gross monthly salary and the amounts accrued are treated as if they are invested in one or more investment vehicles pursuant to this plan. Expenses related to this plan during the years ended December 31, 2006, 2005 and 2004 were $3.2 million, $2.0 million and $2.3 million, respectively.
We have defined benefit plans covering some of our employees in the U.K. and Norway. There are no further benefits accruing under the U.K. plan and the Norway plan is closed to new participants. In accordance with SFAS No. 158, we recognized the funded status of the Norwegian plan by recording an adjustment to accumulated other comprehensive income (loss) of $1.5 million, net of tax of $0.8 million. The projected benefit obligations and fair value of the plan assets for both plans were $20.9 million and $14.1 million, respectively, at December 31, 2006.
Incentive and Stock Option Plans
Under the 2005 Incentive Plan (“Incentive Plan”), a total of 2,400,000 shares of our common stock was made available for awards to employees and nonemployee members of our Board of Directors.
The Incentive Plan is administered by the Compensation Committee; however, the full Board of Directors makes determinations regarding awards to nonemployee directors under the Incentive Plan. The Compensation Committee or Board, as applicable, determines the type or types of award(s) to be made to each participant and sets forth in the related award agreement the terms, conditions and limitations applicable to each award. Stock options, stock appreciation rights and stock and cash awards may be made under the Incentive Plan. Options outstanding under the Incentive Plan and prior plans vest over a six-month, a three-year or a four-year period and are exercisable over a period of five, seven or ten years after the date of grant or five years after the date of vesting. Under the Incentive Plan, a stock option must have a term not exceeding seven years from the date of grant and must have an exercise price of not less than the fair market value of a share of our common stock on the date of grant. The Compensation Committee may not: (1) grant, in exchange for a stock option, a new stock option having a lower exercise price; or (2) reduce the exercise price of a stock option. In light of the new expense recognition requirements established by SFAS 123R, which we adopted effective as of January 1, 2006, the Compensation Committee has expressed its intention to refrain from using stock options as a component of employee compensation for our executive officers and other employees for the foreseeable future, and the Board has expressed its intention to refrain from using stock options as a component of nonemployee director compensation for the foreseeable future.
In 2006, the Compensation Committee granted awards of performance units under the Incentive Plan to certain of our key executives and employees. The performance units awarded are scheduled to vest in full on the third anniversary of the award date, or pro rata over three years if the employee meets certain age and years of service requirements. The Compensation Committee has approved specific financial goals and measures based on our cumulative cash flow from operations, and a comparison of return on invested capital and cost of capital for the three-year period January 1, 2006 through December 31, 2008 to be used as the basis for the final value of the performance units. The final value of each performance unit may range from $0 to $125. Upon vesting, the value of the performance units will be payable in cash. As of December 31, 2006, there were 83,000 performance units outstanding.
Through 2005, we recognized no compensation cost for stock options as we issued no options at an option price below the fair market value of the stock at the date of the grant. See Note 1 – “Summary of Major Accounting Policies – Stock-Based Compensation” for fair market values and pro forma financial effects had compensation cost for these stock options been determined based on fair value.

The following is a summary of our stock option activity for the three years ended December 31, 2006:

		Weighted
	Shares	Average	Aggregate
	under	Exercise	Intrinsic
	Option	Price	Value
Balance at December 31, 2003	4,980,750	$11.27
Granted	647,100	18.18
Exercised	(2,521,850)	10.79
Forfeited	(87,900)	11.56

Balance at December 31, 2004	3,018,100	13.14
Granted	84,000	16.90
Exercised	(1,694,950)	12.74
Forfeited	(93,700)	13.05

Balance at December 31, 2005	1,313,450	13.91
Granted	—	—
Exercised	(624,300)	13.24	$14,589,000

Forfeited	(25,900)	12.20

Balance at December 31, 2006	663,250	$14.61	$16,643,000

The following table provides information about the options outstanding at December 31, 2006.

	Outstanding			Exercisable
		Weighted
	Number of	Average	Weighted	Number of	Weighted
Range of	Shares at	Remaining	Average	Shares at	Average
Exercise	December 31,	Contractual	Exercise	December 31,	Exercise
Prices	2006	Life (years)	Price	2006	Price
$3.73 – 13.04	246,250	1.50	$11.55	246,250	$11.55
$13.05 – 16.77	201,600	1.70	$14.75	196,200	$14.75
$16.78 – 18.64	215,400	3.90	$17.97	215,400	$17.97
The aggregate intrinsic value of our exercisable stock options was $16.5 million at December 31, 2006. We received $8.3 million from the exercise of stock options in 2006. The excess tax benefit realized from tax deductions from stock options for 2006 was $4.2 million. SFAS 123R requires that excess tax benefits from share-based compensation be classified as a cash outflow in cash flows from operating activities and an inflow in cash flows from financing activities in the statement of cash flows.
Restricted Stock Plan Information
During 2006 and 2004, the Compensation Committee of our Board of Directors granted restricted units of our common stock to certain of our key executives and employees. During 2006, the Board of Directors granted restricted common stock to our non-employee directors. No restricted common stock units or restricted common stock were granted in 2005. Over 80% of the grants made in 2006 to our employees vest in full on the third anniversary of the award date, conditional upon continued employment. The remainder of the grants made to employees in 2006 can vest pro rata over three years, provided the employee meets certain age and years of service requirements. For the grants to employees made in 2006, the participant will be issued a share of our common stock for the employee’s vested shares at the earlier of three years or, if the employee vested earlier after meeting the age and service requirements, termination of employment. The grants made in 2006 to our non-employee directors vest in full on the first anniversary of the award date conditional upon continued service as a director.
During 2004, the Compensation Committee granted restricted units of our common stock to certain of our key executives and employees. These grants are subject to earning requirements on the basis of a percentage change between the price of our common stock versus the average of the common stock price of a peer group of companies over a two-year period. Up to one-half of the grants made in 2004 may be earned each year depending on our cumulative common stock performance, with any amount earned subject to vesting in five equal installments over a five-year period, conditional upon continued employment. At the time of vesting of a restricted common stock unit, the participant will be issued a share of our common stock for each common stock unit vested. Pursuant to the grants made in 2004 or earlier, at the time of each vesting, a participant receives a tax-assistance payment. Our tax assistance payments were $7.3 million in 2006. As of December 31, 2006, all of the grants made in 2004 had been earned.
As of December 31, 2006, 917,250 shares or units of restricted stock were outstanding and unvested under these and former, similar grants, all of which were earned, subject to vesting requirements. The numbers and weighted average grant date fair values of restricted stock units and restricted common stock granted in 2006 and 2004 were 233,900 and $28.67, and 44,000 and $9.67, respectively. Each grantee of shares of restricted common stock is deemed to be the record owner of those shares during the restriction period, with the right to vote and receive any dividends on those shares. The restricted stock units granted in 2006 and 2004 carry no voting rights, but they carry a dividend right should we pay dividends on our common stock.
Prior to December 31, 2005, we had accounted for our grants of restricted stock units as variable awards, until the associated performance criteria had been met. Effective with our adoption of SFAS No. 123R, the unvested portion of these grants have been valued at their estimated fair values as of their respective grant dates. We used a Black-Scholes methodology to produce a Monte Carlo simulation model, which allows for the incorporation of the performance criteria that had to be met before the awards were earned by the holders. The valuations allowed for variables such as volatility, the risk-free interest rate, dividends and performance hurdles. The assumptions used for grants in 2002 and 2004 were: expected volatility of 50% (based on historic analysis), risk-free interest rate of 2% and no dividends. The grants in 2006 were subject only to vesting conditioned on continued employment; therefore these grants were valued at the grant date fair market value as of the close on the New York Stock Exchange.
The following is a summary of our unvested restricted stock and restricted stock units for the year ended December 31, 2006:

		Weighted
		Average	Aggregate
		Fair Value	Intrinsic
	Shares	at Grant Date	Value
Balance at December 31, 2005	1,016,700	$9.47
Granted	233,900	28.67
Vested	(304,800)	9.03	$13,131,000

Forfeited	(28,550)	10.81

Balance at December 31, 2006	917,250	$14.47

Compensation expense under the restricted stock plans was $17.0 million, $8.8 million and $10.5 million for the years ended December 31, 2006, 2005 and 2004, respectively. As of December 31, 2006, we had $5.3 million of future expense to be recognized related to our restricted stock unit plans over a weighted average remaining life of 2.1 years.
Shareholder Rights Plan
We adopted a Stockholder Rights Plan on November 20, 1992, which was amended and restated as of November 16, 2001. Each Right initially entitles the holder to purchase from us a fractional share consisting of one two-hundredth of a share of Series B Junior Participating Preferred Stock, at a purchase price of $30 per fractional share, subject to adjustment. The Rights generally will not become exercisable until ten days after a public announcement that a person or group has acquired 15% or more of our common stock (thereby becoming an “Acquiring Person”) or the commencement of a tender or exchange offer that would result in a person or group becoming an Acquiring Person (the earlier of such dates being called the “Distribution Date”). Rights were issued and will continue to be issued with all shares of our common stock that are issued until the Distribution Date. Until the Distribution Date, the Rights will be evidenced by the certificates representing our common stock and will be transferable only with our common stock. Generally, if any person or group becomes an Acquiring Person, each Right, other than Rights beneficially owned by the Acquiring Person (which will thereupon become void), will thereafter entitle its holder to purchase, at the Rights’ then current exercise price, shares of our common stock having a market value of two times the exercise price of the Right. At any time until ten days after a public announcement that the Rights have been triggered, we will generally be entitled to redeem the Rights for $0.01 and to amend the Rights in any manner other than certain specified exceptions. Certain subsequent amendments are also permitted. The Rights expire on November 20, 2011.

Post-Employment Benefit
In November 2001, we entered into an agreement with our Chairman (the “Chairman”) who was also then our Chief Executive Officer. That agreement was amended in 2006. Pursuant to the amended agreement, the Chairman relinquished his position as Chief Executive Officer in May 2006 and began his post-employment service period on December 31, 2006. The agreement provides for a specific service period ending no later than August 15, 2011, during which the Chairman, acting as an independent contractor, has agreed to serve as nonexecutive Chairman of our Board of Directors for so long as our Board of Directors desires that he shall continue to serve in that capacity. The agreement provides the Chairman with post-employment benefits for ten years following his services to us. The amendment includes a lump-sum cash buyout, to be paid in 2007, of the Chairman’s entitlement to perquisites and administrative assistance during that ten-year period (expected to run from 2011 to 2021). As a result, we recorded $2.8 million of associated expense in the fourth quarter of 2006. The agreement also provides for medical coverage on an after-tax basis to the Chairman, his spouse and children during his service with us and thereafter for their lives. We are recognizing the net present value of the post-employment benefits over the expected service period. If the service period is terminated for any reason (other than the Chairman’s refusal to continue serving), we will recognize all the previously unaccrued benefits in the period in which that termination occurs. Our total accrued liabilities, current and long-term, under this post-employment benefit were $10.5 million and $4.6 million at December 31, 2006 and 2005, respectively. Of these accrued liabilities, $6.4 million is payable to the Chairman in 2007.
As part of the arrangements relating to the Chairman’s post-employment benefits, we established an irrevocable grantor trust, commonly known as a “rabbi trust,” to provide the Chairman greater assurance that we will set aside an adequate source of funds to fund payment of the post-retirement benefits under this agreement, including the medical coverage benefits payable to the Chairman, his spouse and their children for their lives. In connection with establishment of the rabbi trust, we contributed to the trust a life insurance policy on the life of the Chairman, which we had previously obtained, and we agreed to continue to pay the premiums due on that policy. When the life insurance policy matures, the proceeds of the policy will become assets of the trust. If the value of the trust exceeds $4 million, as adjusted by the consumer price index, at any time after January 1, 2012, the excess may be paid to us. However, because the trust is irrevocable, the assets of the trust are generally not available to fund our future operations until the trust terminates, which is not expected to be during the lives of the Chairman, his spouse or their children. Furthermore, no tax deduction will be available for our contributions to the trust; however, we may benefit from future tax deductions for benefits actually paid from the trust (although benefit payments from the trust are not expected to occur in the near term, because we expect to make direct payments of those benefits for the foreseeable future).

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
(in thousands, except per share data)

	Year Ended December 31, 2006
Quarter Ended	March 31	June 30	Sept. 30	Dec. 31	Total

Revenue	$289,509	$311,063	$337,263	$342,363	$1,280,198
Gross profit	60,317	71,957	88,225	75,622	296,121
Income from operations	37,964	47,899	60,591	47,882	194,336
Net income	25,502	30,601	38,547	29,844	124,494
Diluted earnings per share	$0.47	$0.56	$0.70	$0.54	$2.26
Weighted average number of common shares and equivalents	54,776	55,088	55,283	55,349	54,991

	Year Ended December 31, 2005
Quarter Ended	March 31	June 30	Sept. 30	Dec. 31	Total

Revenue	$210,737	$235,970	$263,111	$288,725	$998,543
Gross profit	33,203	40,567	49,334	56,176	179,280
Income from operations	14,493	20,660	28,335	30,581	94,069
Net income	10,592	14,673	17,714	19,701	62,680
Diluted earnings per share	$0.20	$0.28	$0.33	$0.36	$1.17
Weighted average number of common shares and equivalents	53,021	53,163	53,842	54,563	53,647

Exhibit Index

			Registration
			or File	Form of	Report	Exhibit
			Number	Report	Date	Number
*	3.01	Restated Certificate of Incorporation	1-10945	10-K	Dec. 2000	3.01

*	3.02	Amended and Restated By-Laws	1-10945	10-K	Dec. 2002	3.02

*	4.01	Specimen of Common Stock Certificate	1-10945	10-K	March 1993	4 (a)

*	4.02	Amended and Restated Shareholder Rights Agreement dated as of November 16, 2001	1-10945	8-K	Nov. 2001	4.1

*	4.03	Note Purchase Agreement dated as of September 8, 1998 relating to $100,000,000 6.72% Senior Notes due September 8, 2010	1-10945	10-Q	Sept. 1998	4.01

*	4.04	Amended and Restated Credit Agreement ($250,000,000 Revolving Credit Facility with Accordion to $300,000,000) dated as of January 2, 2004	1-10945	10-K	Dec. 2003	4.05

*	4.05	First Amendment to Amended and Restated Credit Agreement dated January 22, 2007	1-10945	8-K	Jan. 2007	4.2

We and certain of our consolidated subsidiaries are parties to debt instruments under which the total amount of securities authorized does not exceed 10% of our total consolidated assets. Pursuant to paragraph 4(iii)(A) of Item 601(b) of Regulation S-K, we agree to furnish a copy of those instruments to the Securities and Exchange Commission on request.

*	10.01	Defined Contribution Master Plan and Trust Agreement and Adoption Agreement for the Oceaneering International, Inc. Retirement Investment Plan	1-10945	10-K	Dec. 2001	10.01

*	10.02+	Service Agreement dated as of November 16, 2001 between Oceaneering and John R. Huff	1-10945	10-K	Dec. 2001	10.02

*	10.03+	Modification dated as of May 12, 2006 of Service Agreement between Oceaneering and John R. Huff	1-10945	8-K	May 2006	10.01

*	10.04+	Second Modification dated as of August 25, 2006 of Service Agreement between Oceaneering and John R. Huff	1-10945	8-K	Aug. 2006	10.01

*	10.05+	Amended and Restated Service Agreement dated as of December 21, 2006 between Oceaneering and John R. Huff	1-10945	8-K	Dec. 2006	10.01

*	10.06+	Trust Agreement dated as of May 12, 2006 between Oceaneering and United Trust Company, National Association	1-10945	8-K	May 2006	10.02

*	10.07+	2002 Non-Executive Incentive Plan	1-10945	10-Q	Sept. 2002	10.03

*	10.08+	Amended and Restated Supplemental Executive Retirement Plan	1-10945	10-Q	Sept. 2002	10.02

*	10.09+	1999 Restricted Stock Award Incentive Agreements dated August 19, 1999	1-10945	10-Q	Sept. 1999	10.1

*	10.10+	Change of Control Agreements dated as of November 16, 2001 between Oceaneering and John R. Huff, T. Jay Collins, Marvin J. Migura, M. Kevin McEvoy and George R. Haubenreich, Jr., respectively	1-10945	10-K	Dec. 2001	10.06

*	10.11+	1999 Bonus Restricted Stock Award Agreements	1-10945	10-K/A	March 2000	10.20

*	10.12+	1999 Incentive Plan	1-10945	10-K	March 2000	10.08

*	10.13+	Oceaneering International, Inc. 2006 Cash Bonus Award Program	1-10945	10-Q	March 2006	10.01

			Registration
			or File	Form of	Report	Exhibit
			Number	Report	Date	Number
*	10.14+	1990 Long-Term Incentive Plan	33-36872	S-8	Sept. 1990	4	(f)

*	10.15+	1990 Nonemployee Directors Stock Option Plan	33-36872	S-8	Sept. 1990	4	(g)

*	10.16+	Form of Indemnification Agreement dated November 16, 2001 between Oceaneering and each of its Directors, Marvin J. Migura, M. Kevin McEvoy and George R. Haubenreich, Jr.	1-10945	10-K	Dec. 2001	10.12

*	10.17+	Non-qualified Stock Option Award Agreements under the 2002 Incentive Plan with John R. Huff, T. Jay Collins, Marvin J. Migura, M. Kevin McEvoy, George R. Haubenreich, Jr. and John L. Zachary	1-10945	10-Q	Sept. 2002	10.05

*	10.18+	1996 Incentive Plan of Oceaneering International, Inc.	1-10945	10-Q	Sept. 1996	10.02

*	10.19+	1996 Restricted Stock Award Incentive Agreements dated August 23, 1996	1-10945	10-Q	Sept. 1996	10.03

*	10.20+	1997 Bonus Restricted Stock Award Agreements dated April 22, 1997	1-10945	10-K	March 1997	10.20

*	10.21+	Amendment No. 1 to 1990 Nonemployee Director Stock Option Plan	1-10945	10-K	March 1999	10.19

*	10.22+	1998 Bonus Restricted Stock Award Agreements	1-10945	10-K	March 1999	10.20

*	10.23+	2002 Incentive Plan	1-10945	10-Q	June 2002	10.01

*	10.24+	Amended and Restated 2002 Restricted Stock Unit Award Agreements with John R. Huff, T. Jay Collins, Marvin J. Migura, M. Kevin McEvoy, George R. Haubenreich, Jr. and John L. Zachary	1-10945	10-Q	Sept. 2002	10.04

*	10.25+	2005 Incentive Plan	333-124947	S-8	May 2005	4.5

*	10.26+	Form of 2006 Employee Restricted Stock Unit Agreement for John R. Huff, T. Jay Collins, Marvin J. Migura, M. Kevin McEvoy, George R. Haubenreich, Jr., and John L. Zachary	1-10945	8-K	Feb. 2006	10.1

*	10.27+	Form of 2006 Performance Unit Agreement for John R. Huff, T. Jay Collins, Marvin J. Migura, M. Kevin McEvoy, George R. Haubenreich, Jr., and John L. Zachary	1-10945	8-K	Feb. 2006	10.2

*	10.28+	2006 Performance Award: Goals and Measures, relating to the form of 2006 Performance Unit Agreement	1-10945	8-K	Feb. 2006	10.3

*	10.29+	Form of 2006 Nonemployee Director Restricted Stock Agreement	1-10945	8-K	Feb. 2006	10.4

*	10.30+	Form of 2007 Employee Restricted Stock Unit Agreement for T. Jay Collins, M. Kevin McEvoy, Marvin J. Migura, George R. Haubenreich, Jr., Philip D. Gardner and W. Cardon Gerner	1-10945	8-K	Feb. 2007	10.1

*	10.31+	Form of 2007 Nonemployee Director Restricted Stock Agreement for Jerold J. DesRoche, David S. Hooker, D. Michael Hughes and Harris J. Pappas	1-10945	8-K	Feb. 2007	10.6

*	10.32+	Form of 2007 Chairman Restricted Stock Unit Agreement for John R. Huff	1-10945	8-K	Feb. 2007	10.3

*	10.33+	Form of 2007 Performance Unit Agreement for T. Jay Collins, M. Kevin McEvoy, Marvin J. Migura, George R. Haubenreich, Jr., Philip D. Gardner and W. Cardon Gerner	1-10945	8-K	Feb. 2007	10.2

*	10.34+	Form of 2007 Chairman Performance Unit Agreement for John R. Huff	1-10945	8-K	Feb. 2007	10.4

*	10.35+	2007 Performance Award: Goals and Measures, relating to the Form of 2007 Performance Unit Agreement and Form of Chairman Performance Unit Agreement	1-10945	8-K	Feb. 2007	10.5

Registration
		or File	Form of	Report	Exhibit
		Number	Report	Date	Number
12.02	Statement showing Computation of Ratio of Earnings to Fixed Charges

21.01	Subsidiaries of Oceaneering

23.01	Consent of Independent Registered Public Accounting Firm

31.01	Rule 13a – 14(a)/15d – 14(a) certification of Chief Executive Officer

31.02	Rule 13a – 14(a)/15d – 14(a) certification of Chief Financial Officer

32.01	Section 1350 certification of Chief Executive Officer

32.02	Section 1350 certification of Chief Financial Officer

*	Indicates exhibit previously filed with the Securities and Exchange Commission as indicated and incorporated herein by reference.

+	Indicates management contract or compensatory plan or arrangement.