Form 10-Q
period 2007-03-31
OCEANEERING INTERNATIONAL INC
filed 2007-05-09
CIK 73756

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
—
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑, No ☐ .
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
The number of shares of the registrant’s common stock outstanding as of April 27, 2007 was 54,526,688.

Oceaneering International, Inc.
Form 10-Q

Part I Financial Information
Item 1. Financial Statements.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Item 4. Controls and Procedures.
Part II Other Information
Item 6. Exhibits.
Signatures
Index to Exhibits
2007 Annual Cash Bonus Award Program
Rule 13a-14(a)/15d-14(a) Certification by CEO
Rule 13a-14(a)/15d-14(a) Certification by CFO
Section 1350 Certification by CEO
Section 1350 Certification by CFO

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands)

	March 31,	Dec. 31,
	2007	2006
ASSETS
Current Assets:
Cash and cash equivalents	$26,191	$26,228
Accounts receivable, net of allowances for doubtful accounts of $114 and $114	348,994	315,255
Inventory and other current assets	210,881	182,162

Total current assets	586,066	523,645

Property and Equipment, at cost	1,085,565	1,040,042
Less accumulated depreciation	531,060	516,335

Net Property and Equipment	554,505	523,707

Other Assets:
Goodwill	87,249	86,931
Investments in unconsolidated affiliates	64,675	64,496
Other	43,721	43,243

Total other assets	195,645	194,670

TOTAL ASSETS	$1,336,216	$1,242,022

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$81,409	$70,777
Accrued liabilities	175,675	180,073
Income taxes payable	29,074	28,856

Total current liabilities	286,158	279,706

Long-term Debt	237,000	194,000

Other Long-term Liabilities	80,375	71,552

Commitments and Contingencies Shareholders’ Equity	732,683	696,764

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,336,216	$1,242,022

The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(in thousands, except per share amounts)

	For the Three Months Ended
	March 31,
	2007	2006
Revenue	$344,004	$289,509

Cost of Services and Products	264,402	229,192

Gross margin	79,602	60,317

Selling, General and Administrative Expense	26,066	22,353

Income from operations	53,536	37,964

Interest Income	115	68

Interest Expense, net of amounts capitalized	(3,130)	(2,791)

Equity Earnings of Unconsolidated Affiliates	1,189	4,354

Other Income, Net	32	5

Income before income taxes	51,742	39,600

Provision for Income Taxes	18,576	14,098

Net Income	$33,166	$25,502

Basic Earnings per Share	$0.61	$0.48

Diluted Earnings per Share	$0.60	$0.47

Weighted average number of common shares	54,485	53,547
Incremental shares from stock equivalents	989	1,229

Weighted average number of common shares and equivalents	55,474	54,776

The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	For the Three Months Ended
	March 31,
	2007	2006
Cash Flows from Operating Activities:

Net income	$33,166	$25,502

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,747	19,595
Gain on sale of vessel	(3,545)	—
Noncash compensation and other	2,176	2,858
Undistributed earnings of unconsolidated affiliates	(178)	(2,209)
Increase (decrease) in cash from:
Accounts receivable	(33,739)	(6,598)
Inventory and other current assets	(28,719)	(20,678)
Other assets	(549)	(2,230)
Current liabilities	6,453	30,556
Other long-term liabilities	7,230	3,964

Total adjustments to net income	(29,124)	25,258

Net Cash Provided by Operating Activities	4,042	50,760

Cash Flows from Investing Activities:
Purchases of property and equipment and other, net	(50,692)	(45,508)
Proceeds on sale of vessel	3,582	—

Net Cash Used in Investing Activities	(47,110)	(45,508)

Cash Flows from Financing Activities:
Net proceeds of revolving credit and other long-term debt	42,603	6,000
Proceeds from issuance of common stock	259	1,327
Excess tax benefits from stock-based compensation	169	499

Net Cash Provided by Financing Activities	43,031	7,826

Net Increase (Decrease) in Cash and Cash Equivalents	(37)	13,078

Cash and Cash Equivalents — Beginning of Period	26,228	26,308

Cash and Cash Equivalents — End of Period	$26,191	$39,386

The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1.	Basis of Presentation and Significant Accounting Policies

We have prepared these unaudited consolidated financial statements pursuant to instructions for the quarterly report on Form 10-Q, which we are required to file with the Securities and Exchange Commission. These financial statements do not include all information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles. These financial statements reflect all adjustments that we believe are necessary to present fairly our financial position at March 31, 2007 and our results of operations and cash flows for the periods presented. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in our annual report on Form 10-K for the year ended December 31, 2006. The results for interim periods are not necessarily indicative of annual results.

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

2.	Investments in Unconsolidated Affiliates

Our investments in unconsolidated affiliates consisted of the following:

	March 31,	Dec. 31,
	2007	2006
	(in thousands)
Medusa Spar LLC	$63,343	$63,149
Other	1,332	1,347

Total	$64,675	$64,496

We own a 50% equity interest in Medusa Spar LLC. Medusa Spar LLC owns a 75% interest in a production spar platform in the Gulf of Mexico. Medusa Spar LLC’s revenue is derived from processing oil and gas production for a fee based on the volumes processed through the platform (“throughput”). The majority working interest owner of the Medusa field, the spar’s initial location, has committed to deliver a minimum throughput, which we expect will generate sufficient revenue to repay Medusa Spar LLC’s bank debt. Medusa Spar LLC financed its acquisition of its 75% interest in the production spar platform using approximately 50% debt and 50% equity from its equity holders. We believe our maximum exposure to loss from our investment in Medusa Spar LLC is our $63 million investment. Medusa Spar LLC is a variable interest entity. As we are not the primary beneficiary under Financial Accounting Standards Board (“FASB”) Interpretation Number 46(R), Consolidation of Variable Interest Entities, we are accounting for our investment in Medusa Spar LLC under the equity method of accounting. Equity earnings from Medusa Spar LLC reflected in our financial statements are after amortization of our initial acquisition costs. The following are summarized 100% statements of income of Medusa Spar LLC.

	For the Three Months Ended
	March 31,
	2007	2006
	(in thousands)
Medusa Spar LLC Condensed Statements of Income
Revenue	$5,261	$11,033
Depreciation	(2,369)	(2,369)
General and Administrative	(16)	(16)
Interest	(406)	(491)

Net Income	$2,470	$8,157

Equity Earnings reflected in our financial statements	$1,205	$4,034

3.	Inventory and Other Current Assets

Our inventory and other current assets consisted of the following:

	March 31,	Dec. 31,
	2007	2006
	(in thousands)
Inventory of parts for remotely operated vehicles	$78,517	$61,763
Other inventory, primarily raw materials	96,053	78,130
Deferred income taxes	15,104	18,618
Other	21,207	23,651

Total	$210,881	$182,162

We state our inventory at the lower of cost or market. We determine cost using the weighted-average method.

4.	Debt

Our long-term debt consisted of the following:

	March 31,	Dec. 31,
	2007	2006
	(in thousands)
6.72% Senior Notes	$80,000	$80,000
Revolving credit facility	157,000	114,000

Total	$237,000	$194,000

Scheduled maturities of our long-term debt as of March 31, 2007 were as follows:

	6.72%	Revolving
	Notes	Credit	Total
	(in thousands)
Remainder of 2007	$20,000	$—	$20,000
2008	20,000	—	20,000
2009	20,000	—	20,000
2010	20,000	—	20,000
2011	—	—	—
Thereafter	—	157,000	157,000

Total	$80,000	$157,000	$237,000

Maturities through March 31, 2008 are not classified as current as of March 31, 2007 because we are able and intend to extend the maturity by reborrowing under our revolving credit facility, which has a maturity date beyond one year. We capitalized interest charges of $368,000 and $47,000 in the three-month periods ended March 31, 2007 and 2006, respectively, as part of construction-in-progress.

5.	Shareholders’ Equity and Comprehensive Income

Our shareholders’ equity consisted of the following:

	March 31,	Dec. 31,
	2007	2006
	(in thousands)
Retained earnings, December 31, 2006	$472,525	$472,525
Adjustment to beginning retained earnings to implement FIN No. 48	(1,595)	—
Net income for the period ended March 31, 2007	33,166	—

Retained earnings, end of period	504,096	472,525
Common Stock, par value $0.25; 90,000,000 shares authorized; 54,493,088 and 54,440,488 shares issued	13,623	13,610
Additional paid-in capital	193,715	191,910
Other comprehensive income	21,249	18,719

Total	$732,683	$696,764

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN No. 48”), Accounting for Uncertainty in Income Taxes. This interpretation clarifies the criteria for recognizing income tax benefits under Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes, and requires additional financial statement disclosures about uncertain tax positions. The interpretation became effective for us beginning January 1, 2007, and we made an adjustment of $1.6 million to our retained earnings account as of January 1, 2007 to record the effect of our adoption of this standard.

Comprehensive income is the total of net income and all nonowner changes in equity. The amounts of comprehensive income for the periods indicated are as follows:

	For the Three Months Ended
	March 31,
	2007	2006
	(in thousands)
Net Income per Consolidated Statements of Income	$33,166	$25,502
Foreign Currency Translation Gains (Losses)	2,600	2,904
Change in Pension Liability Adjustment, net of tax	—	566
Change in Fair Value of Hedge, net of tax	(70)	46

Total	$35,696	$29,018

Amounts comprising other elements of comprehensive income in Shareholders’ Equity are as follows:

	March 31,	Dec. 31,
	2007	2006
	(in thousands)
Accumulated Net Foreign Currency Translation Adjustments	$24,173	$21,573
Pension Liability Adjustment	(3,207)	(3,207)
Fair Value of Hedge	283	353

Total	$21,249	$18,719

6.	Income Taxes

During interim periods, we provide for income taxes at our estimated annual effective tax rate, currently 35.9% for 2007, using assumptions as to (1) earnings and other factors that would affect the tax calculation for the remainder of the year and (2) the operations of foreign branches and subsidiaries that are subject to local income and withholding taxes.

We classify penalties and interest related to uncertain tax positions as part of our provision for income taxes on our financial statements. We charged $0.2 million to income tax expense in the period ended March 31, 2007 for penalties and interest on uncertain tax positions taken on our financial statements, which brought our total liabilities for penalties and interest on uncertain tax positions to $2.5 million on our balance sheet. Including penalties and interest, we have accrued a total of $6.5 million in the caption “other long-term liabilities” on our balance sheet for unrecognized tax benefits, all of which would affect our effective tax rate if recognized.

We do not believe that the total of unrecognized tax benefits will significantly increase or decrease in the next twelve months.

The following lists tax years open to examination by tax authorities where we have significant operations:

Jurisdiction	Periods
United States	2003 and forward
United Kingdom	2004 and forward
Norway	2000 and forward
Angola	2002 and forward
Nigeria	2001 and forward
Brazil	2001 and forward

We conduct our operations in a number of locations that have varying laws and regulations with regard to income and other taxes, some of which are subject to interpretation. Our management believes that adequate provisions have been made for all taxes that will ultimately be payable, although final determination of tax liabilities may differ from our estimates.

7.	Business Segment Information

We supply a comprehensive range of technical services and specialty products to customers in a variety of industries. Our Oil and Gas business consists of five business segments: Remotely Operated Vehicles (“ROVs”); Subsea Products; Subsea Projects; Inspection; and Mobile Offshore Production Systems. Our Advanced Technologies business is a separate segment that provides project management, engineering services and equipment for applications outside the oil and gas industry. Unallocated Expenses are those not associated with a specific business segment. These consist of expenses related to our incentive and deferred compensation plans, including restricted stock and bonuses, as well as other general expenses.

There are no differences in the basis of segmentation or in the basis of measurement of segment profit or loss from those used in our consolidated financial statements for the year ended December 31, 2006. The following summarizes certain financial data by business segment:

	For the Three Months Ended
	March 31, 2007	March 31, 2006	Dec. 31, 2006
		(in thousands)
Revenue
Oil and Gas
ROVs	$113,330	$88,947	$113,867
Subsea Products	104,871	84,518	99,184
Subsea Projects	33,100	41,120	32,527
Inspection	47,420	33,423	47,520
Mobile Offshore Production Systems	11,024	13,332	14,477

Total Oil and Gas	309,745	261,340	307,575
Advanced Technologies	34,259	28,169	34,788

Total	$344,004	$289,509	$342,363

Gross Margins
Oil and Gas
ROVs	$32,683	$26,584	$36,265
Subsea Products	28,993	18,790	22,663
Subsea Projects	15,573	13,330	11,477
Inspection	6,682	5,361	6,781
Mobile Offshore Production Systems	3,398	4,202	5,380

Total Oil and Gas	87,329	68,267	82,566
Advanced Technologies	5,875	3,539	6,062
Unallocated Expenses	(13,602)	(11,489)	(13,006)

Total	$79,602	$60,317	$75,622

Income from Operations
Oil and Gas
ROVs	$27,493	$22,205	$31,387
Subsea Products	20,624	12,561	15,255
Subsea Projects	14,070	11,938	10,057
Inspection	3,481	2,189	3,149
Mobile Offshore Production Systems	3,066	3,984	5,030

Total Oil and Gas	68,734	52,877	64,878
Advanced Technologies	3,926	1,611	3,786
Unallocated Expenses	(19,124)	(16,524)	(20,782)

Total	$53,536	$37,964	$47,882

We generate a material amount of our consolidated revenue from contracts for marine services and inspection services in the Gulf of Mexico and North Sea, which are usually more active from April through October compared to the rest of the year. In each of the periods presented, Subsea Projects had higher-than-normal revenue due to work made necessary by severe hurricanes in the Gulf of Mexico in 2005. Revenue in our ROV segment is slightly seasonal, with our first quarter generally being the low quarter of that year. The level of our ROV seasonality depends on the number of ROVs we have in construction support, which is more seasonal than drilling support. Revenue in each of our Subsea Products, Mobile Offshore Production Systems and Advanced Technologies segments has generally not been seasonal.

8.	Stock-Based Compensation

Under our 2005 Incentive Plan (the “Incentive Plan”), a total of 2,400,000 shares of our common stock was made available for awards to employees and nonemployee members of our Board of Directors. The Incentive Plan is administered by the Compensation Committee of our Board of Directors; however, the full Board of Directors makes determinations regarding awards to nonemployee directors under the Incentive Plan. The Compensation Committee or Board, as applicable, determines the type or types of award(s) to be made to each participant and approves the related award agreements, which set forth the terms, conditions and limitations applicable to the awards. Stock options, stock appreciation rights and stock and cash awards may be made under the Incentive Plan. Options outstanding under the Incentive Plan and prior plans vest over a six-month, a three-year or a four-year period and are exercisable over a period of five, seven or ten years after the date of grant or five years after the date of vesting. Under the Incentive Plan, a stock option must have a term not exceeding seven years from the date of grant and must have an exercise price of not less than the fair market value of a share of our common stock on the date of grant. The Compensation Committee may not: (1) grant, in exchange for a stock option, a new stock option having a lower exercise price; or (2) reduce the exercise price of a stock option. The Compensation Committee has expressed its intention to refrain from using stock options as a component of employee compensation for our executive officers and other employees for the foreseeable future, and the Board has expressed its intention to refrain from using stock options as a component of nonemployee director compensation for the foreseeable future.

Stock Options

At March 31, 2007, we had 642,650 shares under option with a weighted average exercise price of $14.67 and an aggregate intrinsic value of $17.6 million. The weighted average remaining contract term of our stock options outstanding at March 31, 2007 was 2.1 years.

As of March 31, 2007, we had no future stock-based compensation expense to be recognized pursuant to stock option grants.

Restricted Stock Plan Information

In 2007 and 2006, we granted shares of restricted common stock to our nonemployee directors and restricted units of our common stock to certain of our key executives and employees. The shares of restricted stock are subject to a one-year vesting requirement and the restricted units generally vest in full on the third anniversary of the award date, conditional on continued employment. The remainder of the restricted unit grants can vest pro rata over three years, provided the employee meets certain age and years-of-service requirements.

At the time of vesting of a restricted stock unit, the employee will be issued a share of our common stock for each common stock unit vested. As of March 31, 2007 and December 31, 2006, 1,126,850 and 917,250 shares of restricted stock or restricted stock units were outstanding and unvested. Each grantee of shares of restricted stock mentioned in this paragraph is deemed to be the record owner of those shares during the restriction period, with the right to vote and receive any dividends on those shares. The restricted stock units have no voting rights, but they carry a dividend-equivalent right should we pay dividends on our common stock.

We estimate that stock-based compensation cost not yet recognized related to shares of restricted stock or restricted stock units, based on their grant-date fair values, was $12.4 million at March 31, 2007. This expense is being recognized on a staged-vesting basis over the next four years for the awards granted in 2004 and 2002 and the awards made in 2007 and 2006 attributable to employees meeting certain age and years of service requirements, and a straight-line basis over one to three years for the other awards granted in 2007 and 2006.

9.	New Accounting Standards

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. SFAS No. 158 requires us to recognize the funded status of the pension and postretirement plans in our balance sheet, along with a corresponding noncash, after-tax adjustment to shareholders’ equity. Funded status is determined as the difference between the fair value of plan assets and the projected benefit obligation. Changes in the funded status will be recognized in other comprehensive income (loss). We adopted SFAS No. 158 at the end of 2006.

In June 2006, the FASB issued FIN No. 48. This interpretation clarifies the criteria for recognizing income tax benefits under Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes, and requires additional financial statement disclosures about uncertain tax positions. The interpretation became effective for us beginning January 1, 2007 and its implementation is reflected in notes 5 and 6 to these consolidated financial statements.

In September 2006, the FASB issued FASB Staff Position No. AUG AIR-1, Accounting for Planned Major Maintenance Activities, which was effective for us beginning January 1, 2007. The Staff Position prohibits companies from recognizing planned major maintenance costs by accruing a liability over several reporting periods before the maintenance is performed - the accrue-in-advance method. We previously used the accrue-in-advance method for anticipated drydocking of our vessels, and effective January 1, 2007, we began to expense these costs as incurred. This change was not material to our current or previously-issued financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. This statement will be effective for us beginning January 1, 2008. We are evaluating the impact of this standard on our consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
All statements in this quarterly report on Form 10-Q, other than statements of historical facts, including, without limitation, statements regarding our expectations about 2007 net income and segment results, our plans for future operations, the adequacy of our working capital, our expectations about the profit contribution from our investment in Medusa Spar LLC, our expectations regarding inspection and repair work for the remainder of 2007 made necessary by hurricanes, our backlog, our anticipated tax rate for 2007 and industry conditions, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to various risks, uncertainties and assumptions, including those we have referred to under the headings “Risk Factors” and “Cautionary Statement Concerning Forward-Looking Statements” in Part I of our annual report on Form 10-K for the year ended December 31, 2006. Although we believe that the expectations reflected in such forward-looking statements are reasonable, because of the inherent limitations in the forecasting process, as well as the relatively volatile nature of the industries in which we operate, we can give no assurance that those expectations will prove to be correct. Accordingly, evaluation of our future prospects must be made with caution when relying on forward-looking information.
The following discussion should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our annual report on Form 10-K for the year ended December 31, 2006.
Executive Overview
We generate approximately 90% of our revenue from our services and products provided to the oil and gas industry. Our first quarter net income was higher than any previous first quarter in our company’s history. Compared to the fourth quarter of 2006, quarterly net income increased due to improved performances from our Subsea Products and Subsea Projects segments.
For 2007, we anticipate net income to be higher than 2006, mostly due to increases in operating income in our Subsea Products and ROV segments.
Critical Accounting Policies and Estimates
For information about our Critical Accounting Policies and Estimates, please refer to the discussion in our annual report on Form 10-K for the year ended December 31, 2006 under the heading “Critical Accounting Policies and Estimates” in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operation.
New Accounting Standards
For a discussion of new accounting standards applicable to us, see the discussion in Note 9 to the Consolidated Financial Statements contained in Item 1 of this quarterly report on Form 10-Q.
Liquidity and Capital Resources
We consider our liquidity and capital resources adequate to support our existing operations and capital commitments. At March 31, 2007, we had working capital of $300 million, including $26 million of cash and cash equivalents. Additionally, we had $143 million of borrowing capacity available under our $300 million revolving credit facility.
Our capital expenditures were $51 million during the first quarter of 2007, as compared to $46 million during the first quarter last year. Capital expenditures in 2007 included expenditures for additions and upgrades to our ROV fleet to expand the fleet, upgrades to a dynamically positioned vessel, completion of a saturation diving system, and facility expansions in the U.K., Norway, Morgan City and Houston. Our facility expansions in the U.K., Norway and Houston relate to our Subsea Products manufacturing operations and our Morgan City expansion will support our ROV and Subsea Projects operations. We added seven ROVs to our fleet during the three months ended March 31, 2007, resulting in a total of 193 systems in the fleet. We have chartered the Ocean Intervention III from another party for an initial term of three years expected to start in May 2007. We have also chartered the Mærsk Attender for an initial term of one year, with two one-year extension options. Both the Ocean Intervention III and the Mærsk Attender will be equipped with two of our work-class ROVs and will work on either ultra-deepwater inspection, repair and maintenance or hurricane damage projects in the Gulf of Mexico. We have obtained one-

year contracts for each of these vessels, each with customer options for up to two additional one-year periods. Capital expenditures in 2006 included additions and upgrades to our ROV fleet to expand the fleet and replace older units we retired. In 2006, we also purchased (1) an oil tanker for possible future conversion to a mobile offshore production system in the event we obtain a suitable contract, and (2) the vessel from our cable-lay and maintenance joint venture. We subsequently sold that vessel in the third quarter of 2006.
We had no material contractual commitments for capital expenditures at March 31, 2007. We currently estimate that our capital expenditures will be approximately $150 million for 2007.
At March 31, 2007, we had long-term debt of $237 million and a 24% debt-to-total-capitalization ratio. We have $80 million of Senior Notes outstanding, to be repaid from 2007 through 2010, and $157 million outstanding under our $300 million revolving credit facility, which is scheduled to expire in January 2012. The revolving credit facility has short-term interest rates that float with market rates, plus applicable spreads. We have not guaranteed any debt not reflected on our consolidated balance sheet and do not have any off-balance sheet arrangements, as defined by SEC rules.
In the three-month period ended March 31, 2007, our cash and cash equivalents remained at $26 million. We generated $4 million in cash from operating activities, used $47 million of cash in investing activities and obtained $43 million of cash from financing activities. The cash used in investing activities was used primarily for the capital expenditures described above, and the cash obtained from financing activities was used, along with the cash provided by operating activities, to pay for those capital expenditures and to finance an increase in working capital of $56 million. The increase in working capital was the result of higher accounts receivable, and higher inventories in anticipation of increased Subsea Products sales and spare parts for ROVs necessitated by more units, our continuing construction of more ROVs and higher activity levels.
In September 2002, our Board of Directors authorized us to repurchase up to 6 million shares of our common stock, subject to a $75 million aggregate purchase price limitation. Under this plan, we have repurchased an aggregate of 1,795,600 shares of common stock through March 31, 2007, at a total cost of $20 million. We have reissued all of those shares as contributions to our 401(k) plan or in connection with exercises of stock options. Although we have not made any such repurchases since April 2003, we may from time to time effect additional repurchases in accordance with the terms of the Board’s authorization, which remains in effect.
Results of Operations
We operate in six business segments. The segments are contained within two businesses - services and products provided to the oil and gas industry (“Oil and Gas”) and all other services and products (“Advanced Technologies”). Our Unallocated Expenses are those not associated with a specific business segment.
Consolidated revenue and margin information is as follows:

	For the Three Months Ended
	March 31, 2007	March 31, 2006	Dec. 31, 2006
	(dollars in thousands)
Revenue	$344,004	$289,509	$342,363
Gross margin	79,602	60,317	75,622
Operating income	53,536	37,964	47,882
Gross margin %	23%	21%	22%
Operating income %	16%	13%	14%
We generate a material amount of our consolidated revenue from contracts for marine services and inspection services in the Gulf of Mexico and North Sea, which are usually more active from April through October compared to the rest of the year. In each of the periods presented, Subsea Projects had higher-than-normal revenue due to work made necessary by severe hurricanes in the Gulf of Mexico in 2005. Revenue in our ROV segment is slightly seasonal, with our first quarter generally being the low quarter of that year. The level of our ROV seasonality depends on the number of ROVs we have in construction support, which is more seasonal than drilling support.

Revenue in each of our Subsea Products, Mobile Offshore Production Systems and Advanced Technologies segments has generally not been seasonal.
Oil and Gas
The table that follows sets forth our revenues and margins for our Oil and Gas business for the periods indicated.

	For the Three Months Ended
	March 31, 2007	March 31, 2006	Dec. 31, 2006
	(dollars in thousands)
Remotely Operated Vehicles
Revenue	$113,330	$88,947	$113,867
Gross margin	32,683	26,584	36,265
Gross margin %	29%	30%	32%
Operating income	27,493	22,205	31,387
Operating income %	24%	25%	28%
Utilization %	85%	85%	86%

Subsea Products
Revenue	104,871	84,518	99,184
Gross margin	28,993	18,790	22,663
Gross margin %	28%	22%	23%
Operating income	20,624	12,561	15,255
Operating income %	20%	15%	15%

Subsea Projects
Revenue	33,100	41,120	32,527
Gross margin	15,573	13,330	11,477
Gross margin %	47%	32%	35%
Operating income	14,070	11,938	10,057
Operating income %	43%	29%	31%

Inspection
Revenue	47,420	33,423	47,520
Gross margin	6,682	5,361	6,781
Gross margin %	14%	16%	14%
Operating income	3,481	2,189	3,149
Operating income %	7%	7%	7%

Mobile Offshore Production Systems
Revenue	11,024	13,332	14,477
Gross margin	3,398	4,202	5,380
Gross margin %	31%	32%	37%
Operating income	3,066	3,984	5,030
Operating income %	28%	30%	35%

Total Oil and Gas
Revenue	$309,745	$261,340	$307,575
Gross margin	87,329	68,267	82,566
Gross margin %	28%	26%	27%
Operating income	68,734	52,877	64,878
Operating income %	22%	20%	21%

In general, our Oil and Gas business focuses on supplying services and products to the deepwater sector of the offshore market. In the past couple of years, we have had a high level of demand due to historically high hydrocarbon prices and hurricane damages to the oil and gas producing infrastructure in the Gulf of Mexico. We expect these market conditions to continue through 2007.
Our ROV segment revenues reflect the utilization percentages, fleet sizes and average pricing of the respective periods. Margins were favorably impacted in the first quarter of 2007 compared to the corresponding quarter of the prior year by increases in the average revenue per day of ROV utilization and the number of days on hire. The decrease in margins compared to the immediately preceding quarter was attributable to a slight seasonal decline in demand and higher costs for the recruitment, training and retention of personnel. We expect our 2007 ROV operating income to be $20 million to $30 million higher in 2007 than 2006.
For our Subsea Products segment, margins improved for all periods presented. As compared to the first quarter of the prior year, improvements were attributable to increased umbilical and specialty product sales and margin percentage improvements. Compared to the quarter ended December 31, 2006, profitability improved from higher sales and margin percentages in our specialty products group and improved operational efficiencies in our umbilical manufacturing. We expect our 2007 Subsea Products operating income to be $30 million to $45 million more than 2006, due to improved umbilical manufacturing results and higher specialty product sales. We expect that our Subsea Product margin percentages will be lower for the full year 2007 than they were for the first quarter due to our anticipated product mix. Our Subsea Products backlog remained at approximately the same level: $361 million at March 31, 2007 compared to $359 million at December 31, 2006.
For our Subsea Projects segment, our gross margin increased compared to both the corresponding quarter of the prior year and the preceding quarter due to $3.5 million of margin recognized in the first quarter of 2007 from the gain on the sale of a vessel. We expect our 2007 results for Subsea Projects to be similar to those of 2006.
Our Inspection margins increased compared to the first quarter of 2006 because we did not experience as much seasonal decline as usual, with higher demand in the U.K., Africa and the U.S. Gulf of Mexico. We expect comparable profitability for the full-year 2007 as compared to 2006.
Our Mobile Offshore Production Systems’ three main assets were working under the same contracts as in 2006. The lower revenue and margins in the first quarter of 2007 compared to the corresponding quarter of the prior year were the result of a lower dayrate going into effect in mid-May for the use of the Ocean Legend, as per the renewal option terms in the existing contract. The decrease in revenue and operating income from the immediately preceding quarter were due to a decrease in project engineering revenue. We have received notice of termination of the charter of our production barge San Jacinto effective July 2007. We are marketing this system for sale or new charter. We do not expect the loss of this contract to be material to our financial condition or results of operations.
Advanced Technologies
Revenue and margin information is as follows:

	For the Three Months Ended
	March 31, 2007	March 31, 2006	Dec. 31, 2006
	(dollars in thousands)
Revenue	$34,259	$28,169	$34,788
Gross margin	5,875	3,539	6,062
Gross margin %	17%	13%	17%
Operating income	3,926	1,611	3,786
Operating income %	11%	6%	11%
Advanced Technologies’ revenue and margins for the three months ended March 31, 2007 increased over the first quarter of the prior year due to increased work for the U.S. Navy on submarines, waterfront facilities and general engineering services. Expenses incurred in 2006 to transfer The Performer to oilfield service in 2006 negatively affected 2006 margins for the first quarter of the prior year. For 2007, we expect our Advanced Technologies’

operating income will be higher than 2006 from higher U.S. Navy demand for general engineering services and submarine repair, maintenance and engineering projects.
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
The table that follows sets out our Unallocated Expenses for the periods indicated.

	For the Three Months Ended
	March 31, 2007	March 31, 2006	Dec. 31, 2006
	(dollars in thousands)
Gross margin expenses	$(13,602)	$(11,489)	$(13,006)
% of revenue	4%	4%	4%
Operating income expenses	(19,124)	(16,524)	(20,782)
% of revenue	6%	6%	6%
Our higher staffing level, including technology support, was the principal cause of the increase in Unallocated Expenses in the three-month period ended March 31, 2007 compared to the corresponding period of the prior year. Compared to the preceding quarter, our general and administrative unallocated expenses were lower because the preceding period included a charge of $2.8 million associated with an amendment to a service agreement we entered into with our prior chief executive officer. For 2007, we expect our Unallocated Expenses to increase from 2006 levels in line with the increase in the size of our operations.
Other
The table that follows sets forth our significant financial statement items below the income from operations line.

	For the Three Months Ended
	March 31, 2007	March 31, 2006	Dec. 31, 2006
	(dollars in thousands)
Interest income	$115	$68	$470
Interest expense, net of amounts capitalized	(3,130)	(2,791)	(3,470)
Equity earnings of unconsolidated affiliates, net	1,189	4,354	1,336
Other income (expense), net	32	5	(902)
Provision for income taxes	18,576	14,098	15,472

The amounts of equity earnings (losses) of unconsolidated affiliates are as follows:

	For the Three Months Ended
	March 31, 2007	March 31, 2006	Dec. 31, 2006
	(dollars in thousands)
Medusa Spar LLC	$1,205	$4,034	$1,217
Other	(16)	320	119

Total	$1,189	$4,354	$1,336

We own a 50% equity interest in Medusa Spar LLC, which owns a 75% interest in the Medusa Spar production platform in the Gulf of Mexico. Medusa Spar LLC earns revenue on a tariff basis on oil and gas production throughput processed by the spar from the Medusa field and certain specified surrounding areas. The lower earnings for the quarter ended March 31, 2007 compared to the first quarter of the prior year resulted from declining production as the reservoirs currently being produced deplete normally. For 2007, we anticipate lower equity income than in 2006 from our Medusa Spar LLC investment due to declines in production from the currently producing reservoirs.
Interest expense for the three-month period ended March 31, 2007 increased compared to the first quarter of the prior year due to higher average debt levels.
Foreign currency losses, which are included in other income, net, of $0.4 million for the three-month period ended March 31, 2007, related primarily to the devaluation of the U.S. Dollar against the Brazilian Real and the U.K. Pound Sterling.
The provisions for income taxes were related to U.S. income taxes that we provided at estimated annual effective rates using assumptions as to earnings and other factors that would affect the tax calculation for the remainder of the year and to the operations of foreign branches and subsidiaries that were subject to local income and withholding taxes. We anticipate our effective tax rate for 2007 to be 35.9%.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Because we operate in various oil and gas exploration and production regions in the world, we conduct a portion of our business in currencies other than the U.S. Dollar. The functional currency for several of our international operations is the applicable local currency. We manage our exposure to changes in foreign exchange rates primarily through arranging compensation in U.S. Dollars or freely convertible currency and, to the extent possible, by limiting compensation received in other currencies to amounts necessary to meet obligations denominated in those currencies. We use the exchange rates in effect as of the balance sheet date to translate assets and liabilities as to which the functional currency is the local currency, resulting in translation adjustments that we reflect as accumulated other comprehensive income or loss in the shareholders’ equity section of our consolidated balance sheets. We recorded adjustments of $2.6 million and $2.9 million to our equity accounts for the three-month periods ended March 31, 2007 and 2006, respectively, to reflect the net impact of the U.S. Dollar against various foreign currencies for locations where the functional currency is not the U.S. Dollar.
Item 4. Controls and Procedures.
In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a–15(e) and 15d–15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2007 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
There has been no change in our internal control over financial reporting that occurred during the three months ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 6. Exhibits.

			Registration
			or File	Form or	Report	Exhibit
			Number	Report	Date	Number
*	3.01	Restated Certificate of Incorporation	1-10945	10-K	Dec. 2000	3.01
*	3.02	Amended and Restated By-Laws	1-10945	10-K	Dec. 2002	3.02
*	4.01	First Amendment to Amended and Restated Credit Agreement dated as of January 22, 2007	1-10945	8-K	Jan. 2007	4.2
*	10.01	Form of 2007 Employee Restricted Stock Unit Agreement	1-10945	8-K	Feb. 2007	10.1
*	10.02	Form of 2007 Performance Unit Agreement	1-10945	8-K	Feb. 2007	10.2
*	10.03	Form of 2007 Chairman Restricted Stock Unit Agreement	1-10945	8-K	Feb. 2007	10.3
*	10.04	Form of 2007 Chairman Performance Unit Agreement	1-10945	8-K	Feb. 2007	10.4
*	10.05	2007 Performance Award: Goals and Measures, relating to the form of 2007 Performance Unit Agreement and 2007 Chairman Performance Unit Agreement	1-10945	8-K	Feb. 2007	10.5
*	10.06	Form of 2007 Non-Employee Director Restricted Stock Agreement	1-10945	8-K	Feb. 2007	10.6
	10.07	Oceaneering International, Inc. 2007 Annual Cash Bonus Award Program
	31.01	Rule 13a-14(a)/15d-14(a) Certification by T. Jay Collins, Chief Executive Officer
	31.02	Rule 13a-14(a)/15d-14(a) Certification by Marvin J. Migura, Chief Financial Officer
	32.01	Section 1350 Certification by T. Jay Collins, Chief Executive Officer
	32.02	Section 1350 Certification by Marvin J. Migura, Chief Financial Officer

*	Indicates exhibit previously filed with the Securities and Exchange Commission as indicated and incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OCEANEERING INTERNATIONAL, INC. (Registrant)
Date: May 9, 2007	By:	/S/ T. JAY COLLINS
T. Jay Collins
President and Chief Executive Officer

Date: May 9, 2007	By:	/S/ MARVIN J. MIGURA
Marvin J. Migura
Senior Vice President and Chief Financial Officer

Date: May 9, 2007	By:	/S/ W. CARDON GERNER
W. Cardon Gerner
Vice President and Chief Accounting Officer

Index to Exhibits

			Registration
			or File	Form or	Report	Exhibit
			Number	Report	Date	Number
*	3.01	Restated Certificate of Incorporation	1-10945	10-K	Dec. 2000	3.01
*	3.02	Amended and Restated By-Laws	1-10945	10-K	Dec. 2002	3.02
*	4.01	First Amendment to Amended and Restated Credit Agreement dated as of January 22, 2007	1-10945	8-K	Jan. 2007	4.2
*	10.01	Form of 2007 Employee Restricted Stock Unit Agreement	1-10945	8-K	Feb. 2007	10.1
*	10.02	Form of 2007 Performance Unit Agreement	1-10945	8-K	Feb. 2007	10.2
*	10.03	Form of 2007 Chairman Restricted Stock Unit Agreement	1-10945	8-K	Feb. 2007	10.3
*	10.04	Form of 2007 Chairman Performance Unit Agreement	1-10945	8-K	Feb. 2007	10.4
*	10.05	2007 Performance Award: Goals and Measures, relating to the form of 2007 Performance Unit Agreement and 2007 Chairman Performance Unit Agreement	1-10945	8-K	Feb. 2007	10.5
*	10.06	Form of 2007 Non-Employee Director Restricted Stock Agreement	1-10945	8-K	Feb. 2007	10.6
	10.07	Oceaneering International, Inc. 2007 Annual Cash Bonus Award Program
	31.01	Rule 13a-14(a)/15d-14(a) Certification by T. Jay Collins, Chief Executive Officer
	31.02	Rule 13a-14(a)/15d-14(a) Certification by Marvin J. Migura, Chief Financial Officer
	32.01	Section 1350 Certification by T. Jay Collins, Chief Executive Officer
	32.02	Section 1350 Certification by Marvin J. Migura, Chief Financial Officer

*	Indicates exhibit previously filed with the Securities and Exchange Commission as indicated and incorporated herein by reference.