Form 10-Q
period 2007-06-30
OCEANEERING INTERNATIONAL INC
filed 2007-08-08
CIK 73756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___to ___
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
The number of shares of the registrant’s common stock outstanding as of July 27, 2007 was 54,963,158.

Oceaneering International, Inc.
Form 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands)

	June 30,	Dec. 31,
	2007	2006
ASSETS

Current Assets:
Cash and cash equivalents	$26,012	$26,228
Accounts receivable, net of allowances for doubtful accounts of $87 and $114	396,198	315,255
Inventory and other current assets	244,789	182,162

Total current assets	666,999	523,645

Property and Equipment, at cost	1,144,453	1,040,042
Less accumulated depreciation	554,766	516,335

Net Property and Equipment	589,687	523,707

Other Assets:
Goodwill	93,049	86,931
Investments in unconsolidated affiliates	64,522	64,496
Other	38,579	43,243

Total other assets	196,150	194,670

TOTAL ASSETS	$1,452,836	$1,242,022

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$77,065	$70,777
Accrued liabilities	223,234	180,073
Income taxes payable	35,120	28,856

Total current liabilities	335,419	279,706

Long-term Debt	245,000	194,000
Other Long-term Liabilities	79,383	71,552
Commitments and Contingencies
Shareholders’ Equity	793,034	696,764

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,452,836	$1,242,022

The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(in thousands, except per share amounts)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenue	$432,041	$311,063	$776,045	$600,572

Cost of Services and Products	326,031	239,106	590,433	468,298

Gross margin	106,010	71,957	185,612	132,274

Selling, General and Administrative Expense	29,712	24,058	55,778	46,411

Income from operations	76,298	47,899	129,834	85,863

Interest Income	137	62	252	130

Interest Expense, net of amounts capitalized	(3,972)	(3,131)	(7,102)	(5,922)

Equity Earnings of Unconsolidated Affiliates	1,052	3,879	2,241	8,233

Other Expense, Net	(205)	(1,192)	(173)	(1,187)

Income before income taxes	73,310	47,517	125,052	87,117

Provision for Income Taxes	25,437	16,916	44,013	31,014

Net Income	$47,873	$30,601	$81,039	$56,103

Basic Earnings per Share	$0.88	$0.57	$1.49	$1.05

Diluted Earnings per Share	$0.86	$0.56	$1.46	$1.02

Weighted average number of common shares	54,622	53,756	54,542	53,651
Incremental shares from stock equivalents	1,056	1,332	1,051	1,281

Weighted average number of common shares and equivalents	55,678	55,088	55,593	54,932

The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	For the Six Months Ended
	June 30,
	2007	2006
Cash Flows from Operating Activities:

Net income	$81,039	$56,103

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	44,133	38,345
Gain on sales of property and equipment	(4,198)	—
Noncash compensation and other	5,998	5,844
Undistributed earnings of unconsolidated affiliates	(26)	(2,870)
Increase (decrease) in cash from:
Accounts receivable	(80,943)	(39,431)
Inventory and other current assets	(62,627)	(49,316)
Other assets	4,119	(803)
Current liabilities	55,714	48,559
Other long-term liabilities	6,238	3,995

Total adjustments to net income	(31,592)	4,323

Net Cash Provided by Operating Activities	49,447	60,426

Cash Flows from Investing Activities:

Purchases of property and equipment and other, net	(110,276)	(89,815)
Proceeds on sales of property and equipment	5,222	—

Net Cash Used in Investing Activities	(105,054)	(89,815)

Cash Flows from Financing Activities:
Net proceeds of revolving credit and other long-term debt	50,662	21,000
Proceeds from issuance of common stock	3,663	5,103
Excess tax benefits from stock-based compensation	1,066	1,935

Net Cash Provided by Financing Activities	55,391	28,038

Net Decrease in Cash and Cash Equivalents	(216)	(1,351)

Cash and Cash Equivalents — Beginning of Period	26,228	26,308

Cash and Cash Equivalents — End of Period	$26,012	$24,957

The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1.	Basis of Presentation and Significant Accounting Policies
We have prepared these unaudited consolidated financial statements pursuant to instructions for the quarterly report on Form 10-Q, which we are required to file with the Securities and Exchange Commission. These financial statements do not include all information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles. These financial statements reflect all adjustments that we believe are necessary to present fairly our financial position at June 30, 2007 and our results of operations and cash flows for the periods presented. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in our annual report on Form 10-K for the year ended December 31, 2006. The results for interim periods are not necessarily indicative of annual results.
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
2.	Investments in Unconsolidated Affiliates
Our investments in unconsolidated affiliates consisted of the following:

	June 30,	Dec. 31,
	2007	2006
	(in thousands)

Medusa Spar LLC	$63,181	$63,149
Other	1,341	1,347

Total	$64,522	$64,496

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

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(in thousands)
Medusa Spar LLC
Condensed Statements of Income
Revenue	$4,896	$9,693	$10,157	$20,726
Depreciation	(2,370)	(2,370)	(4,739)	(4,739)
General and Administrative	(17)	(60)	(33)	(76)
Interest	(378)	(506)	(784)	(997)

Net Income	$2,131	$6,757	$4,601	$14,914

Equity Earnings reflected in our financial statements	$1,036	$3,348	$2,241	$7,382

3.	Inventory and Other Current Assets
Our inventory and other current assets consisted of the following:

	June 30,	Dec. 31,
	2007	2006
	(in thousands)

Inventory of parts for remotely operated vehicles	$78,823	$61,763
Other inventory, primarily raw materials	118,050	78,130
Deferred income taxes	19,930	18,618
Other	27,986	23,651

Total	$244,789	$182,162

We state our inventory at the lower of cost or market. We determine cost using the weighted-average method.
4.	Debt
Our long-term debt consisted of the following:

	June 30,	Dec. 31,
	2007	2006
	(in thousands)

6.72% Senior Notes	$80,000	$80,000
Revolving credit facility	165,000	114,000

Total	$245,000	$194,000

Scheduled maturities of our long-term debt as of June 30, 2007 were as follows:

	6.72%	Revolving
	Notes	Credit	Total
	(in thousands)

Remainder of 2007	$20,000	$—	$20,000
2008	20,000	—	20,000
2009	20,000	—	20,000
2010	20,000	—	20,000
2011	—	—	—
Thereafter	—	165,000	165,000

Total	$80,000	$165,000	$245,000

Maturities through June 30, 2008 are not classified as current as of June 30, 2007 because we are able and intend to extend the maturity by reborrowing under our revolving credit facility, which has a maturity date beyond one year. We capitalized interest charges of $518,000 and $47,000 in the six-month periods ended June 30, 2007 and 2006, respectively, and $150,000 and $47,000 in the three-month periods ended June 30, 2007 and 2006, respectively, as part of construction-in-progress.
5.	Shareholders’ Equity and Comprehensive Income
Our shareholders’ equity consisted of the following:

	June 30,	Dec. 31,
	2007	2006
	(in thousands)

Retained earnings, December 31, 2006	$472,525	$472,525
Adjustment to beginning retained earnings to implement FIN No. 48	(1,595)	—
Net income for the period ended June 30, 2007	81,039	—

Retained earnings, end of period	551,969	472,525
Common Stock, par value $0.25; 90,000,000 shares authorized; 54,726,758 and 54,440,488 shares issued	13,682	13,610
Additional paid-in capital	199,375	191,910
Other comprehensive income	28,008	18,719

Total	$793,034	$696,764

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN No. 48”), Accounting for Uncertainty in Income Taxes. The interpretation became effective for us beginning January 1, 2007, and we made an adjustment of $1.6 million to our retained earnings account as of January 1, 2007 to record the effect of our adoption of this interpretation.

Comprehensive income is the total of net income and all nonowner changes in equity. The amounts of comprehensive income for the periods indicated are as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(in thousands)

Net Income per Consolidated Statements of Income	$47,873	$30,601	$81,039	$56,103
Foreign Currency Translation Gains, net	6,748	6,537	9,348	9,441
Change in Pension Liability Adjustment, net of tax	15	—	15	566
Change in Fair Value of Hedge, net of tax	(4)	8	(74)	54

Total	$54,632	$37,146	$90,328	$66,164

Amounts comprising other elements of comprehensive income in Shareholders’ Equity are as follows:

	June 30,	Dec. 31,
	2007	2006
	(in thousands)

Accumulated Net Foreign Currency Translation Adjustments	$30,921	$21,573
Pension Liability Adjustment	(3,192)	(3,207)
Fair Value of Hedge	279	353

Total	$28,008	$18,719

6.	Income Taxes
During interim periods, we provide for income taxes at our estimated effective tax rate, currently 35.6%, using assumptions as to (1) earnings and other factors that would affect the tax calculation for the remainder of the year and (2) the operations of foreign branches and subsidiaries that are subject to local income and withholding taxes. In the three-month period ended June 30, 2007, we recognized a Work Opportunity Tax Credit of $0.7 million under the Katrina Emergency Tax Relief Act of 2005. This credit reduced our effective tax rates to 34.7% and 35.2% for the three- and six-month periods ended June 30, 2007, respectively.
Effective January 1, 2007, we adopted FIN No. 48. This interpretation clarifies the criteria for recognizing income tax benefits under SFAS No. 109, and requires additional disclosures about uncertain tax positions. Under FIN 48 the financial statement recognition of the benefit for a tax position is dependent upon the benefit being more likely than not to be sustainable upon audit by the applicable taxing authority. If this threshold is met, the tax benefit is then measured and recognized at the largest amount that is greater than 50 percent likely of being realized upon ultimate settlement.
We account for any applicable interest and penalties on uncertain tax positions as a component of our provision for income taxes on our financial statements. We charged $0.3 million to income tax expense in the six months ended June 30, 2007 for penalties and interest taken on our financial statements on uncertain tax positions, which brought our total liabilities for penalties and interest on uncertain tax positions to $2.7 million on our balance sheet at June 30, 2007. Including penalties and interest, we have accrued a total of $6.4 million in the caption “other long-term liabilities” on our balance sheet for unrecognized tax benefits. All additions or reductions to the above liability affect our effective income tax rate in the respective period of change.
We do not believe that the total of unrecognized tax benefits will significantly increase or decrease in the next 12 months.

The following lists the earliest tax years open to examination by tax authorities where we have significant operations:

Jurisdiction	Periods

United States	2003
United Kingdom	2004
Norway	2000
Angola	2002
Nigeria	2001
Brazil	2001
We conduct our operations in a number of locations that have varying laws and regulations with regard to income and other taxes, some of which are subject to interpretation. Our tax returns are subject to audit by taxing authorities in multiple jurisdictions. These audits often take years to complete and settle. Our management believes that adequate provisions have been made for all taxes that will ultimately be payable, although final determination of tax liabilities may differ from our estimates.
7.	Business Segment Information
We supply a comprehensive range of technical services and specialty products to customers in a variety of industries. Our Oil and Gas business consists of five business segments: Remotely Operated Vehicles (“ROVs”); Subsea Products; Subsea Projects; Inspection; and Mobile Offshore Production Systems. Our Advanced Technologies business is a separate segment that provides project management, engineering services, products and equipment for applications outside the oil and gas industry. Unallocated Expenses are those not associated with a specific business segment. These consist of expenses related to our incentive and deferred compensation plans, including restricted stock and bonuses, as well as other general expenses.
There are no differences in the basis of segmentation or in the basis of measurement of segment profit or loss from those used in our consolidated financial statements for the year ended December 31, 2006. The following summarizes certain financial data by business segment:

	For the Three Months Ended			For the Six Months Ended
	June 30, 2007	June 30, 2006	March 31, 2007	June 30, 2007	June 30, 2006
	(in thousands)
Revenue
Oil and Gas
ROVs	$130,219	$98,641	$113,330	$243,549	$187,588
Subsea Products	117,311	81,815	104,871	222,182	166,333
Subsea Projects	68,575	42,989	33,100	101,675	84,109
Inspection	55,417	42,545	47,420	102,837	75,968
Mobile Offshore Production Systems	14,453	12,355	11,024	25,477	25,687

Total Oil and Gas	385,975	278,345	309,745	695,720	539,685
Advanced Technologies	46,066	32,718	34,259	80,325	60,887

Total	$432,041	$311,063	$344,004	$776,045	$600,572

Gross Margins
Oil and Gas
ROVs	$42,364	$31,856	$32,683	$75,047	$58,440
Subsea Products	30,552	17,126	28,993	59,545	35,916
Subsea Projects	25,524	22,130	15,573	41,097	35,460
Inspection	11,144	8,055	6,682	17,826	13,416
Mobile Offshore Production Systems	6,027	3,499	3,398	9,425	7,701

Total Oil and Gas	115,611	82,666	87,329	202,940	150,933
Advanced Technologies	7,245	5,233	5,875	13,120	8,772
Unallocated Expenses	(16,846)	(15,942)	(13,602)	(30,448)	(27,431)

Total	$106,010	$71,957	$79,602	$185,612	$132,274

Income from Operations
Oil and Gas
ROVs	$36,675	$27,270	$27,493	$64,168	$49,475
Subsea Products	20,973	10,407	20,624	41,597	22,968
Subsea Projects	23,564	20,800	14,070	37,634	32,738
Inspection	7,516	4,780	3,481	10,997	6,969
Mobile Offshore Production Systems	5,640	3,260	3,066	8,706	7,244

Total Oil and Gas	94,368	66,517	68,734	163,102	119,394
Advanced Technologies	5,028	3,003	3,926	8,954	4,614
Unallocated Expenses	(23,098)	(21,621)	(19,124)	(42,222)	(38,145)

Total	$76,298	$47,899	$53,536	$129,834	$85,863

We generate a material amount of our consolidated revenue from contracts for services in the Gulf of Mexico and North Sea, which are usually more active from April through October compared to the rest of the year. In each of the periods presented, Subsea Projects had higher-than-normal revenue due to work made necessary by severe hurricanes in the Gulf of Mexico in 2004 and 2005. Revenue in our ROV segment is slightly seasonal, with our first quarter generally being the low quarter of that year. The level of our ROV seasonality depends on the number of ROVs we have in construction support, which is more seasonal than drilling support. Revenue in each of our Subsea Products, Mobile Offshore Production Systems and Advanced Technologies segments has generally not been seasonal.

8.	Stock-Based Compensation
Under our 2005 Incentive Plan (the “Incentive Plan”), a total of 2,400,000 shares of our common stock was made available for awards to employees and nonemployee members of our Board of Directors. The Incentive Plan is administered by the Compensation Committee of our Board of Directors; however, the full Board of Directors makes determinations regarding awards to nonemployee directors under the Incentive Plan. The Compensation Committee or Board of Directors, as applicable, determines the type or types of award(s) to be made to each participant and approves the related award agreements, which set forth the terms, conditions and limitations applicable to the awards. Stock options, stock appreciation rights and stock and cash awards may be made under the Incentive Plan. Options outstanding under the Incentive Plan and prior plans vest over a six-month, a three-year or a four-year period and are exercisable over a period of five, seven or ten years after the date of grant or five years after the date of vesting. Under the Incentive Plan, a stock option must have a term not exceeding seven years from the date of grant and must have an exercise price of not less than the fair market value of a share of our common stock on the date of grant. The Compensation Committee may not: (1) grant, in exchange for a stock option, a new stock option having a lower exercise price; or (2) reduce the exercise price of a stock option. The Compensation Committee has expressed its intention to refrain from using stock options as a component of employee compensation for our executive officers and other employees for the foreseeable future, and the Board of Directors has expressed its intention to refrain from using stock options as a component of nonemployee director compensation for the foreseeable future.
Stock Options
At June 30, 2007, we had 408,980 outstanding stock options, with a weighted average exercise price of $14.75 and an aggregate intrinsic value of $15.5 million. The weighted average remaining contract term of our stock options outstanding at June 30, 2007 was 2.0 years.
As of June 30, 2007, we had no future stock-based compensation expense to be recognized pursuant to stock option grants, as all outstanding stock options are vested.
Restricted Stock Plan Information
In 2007 and 2006, we granted shares of restricted common stock to our nonemployee directors, excluding our Chairman, and restricted units of our common stock to our Chairman and certain of our key executives and employees. The shares of restricted stock are subject to a one-year vesting requirement and the restricted units generally vest in full on the third anniversary of the award date, conditional on continued employment. The remainder of the restricted unit grants can vest pro rata over three years, provided the employee meets certain age and years-of-service requirements.
At the time of vesting of a restricted stock unit, the employee will be issued a share of our common stock for each common stock unit vested. As of June 30, 2007 and December 31, 2006, 1,124,650 and 917,250 shares of restricted stock or restricted stock units were outstanding and unvested under the Incentive Plan and prior plans. Each grantee of shares of restricted stock mentioned in this paragraph is deemed to be the record owner of those             shares during the restriction period, with the right to vote and receive any dividends on those shares. The restricted stock units have no voting rights, but they carry a dividend-equivalent right should we pay dividends on our common stock.
We estimate that stock-based compensation cost not yet recognized related to shares of restricted stock or restricted stock units, based on their grant-date fair values, was $11.4 million at June 30, 2007. This expense is being recognized on a staged-vesting basis over the next four years for the awards granted in 2004 and 2002 and the awards made in 2007 and 2006 attributable to employees meeting certain age and years-of-service requirements, and a straight-line basis over one to three years for the other awards granted in 2007 and 2006.
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
In June 2006, the FASB issued FIN No. 48. The interpretation became effective for us beginning January 1, 2007, and its implementation is reflected in Notes 5 and 6 to these consolidated financial statements.
In September 2006, the FASB issued FASB Staff Position No. AUG AIR-1, Accounting for Planned Major Maintenance Activities, which was effective for us beginning January 1, 2007. The Staff Position prohibits companies from recognizing planned major maintenance costs by accruing a liability over several reporting periods before the maintenance is performed ¯ the accrue-in-advance method. We previously used the accrue-in-advance method for anticipated drydocking of our vessels and, effective January 1, 2007, we began to expense these costs as incurred. This change was not material to our current or previously issued financial statements.
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
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of SFAS 115. SFAS No. 159 allows companies to measure many financial instruments and certain other items at fair value that are not otherwise required to be measured at fair value under GAAP. A company that elects the fair value option for an eligible item will be required to recognize in current earnings any changes in that item’s fair value in reporting periods subsequent to the date of adoption. SFAS No. 159 will be effective for us beginning January 1, 2008. We are evaluating the impact of this standard on our consolidated financial statements.

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
Executive Overview
We generate approximately 90% of our revenue and 95% of our operating income before Unallocated Expenses from our services and products provided to the oil and gas industry. Our second quarter and first half net incomes were higher than any corresponding periods in our company’s history. Compared to the first quarter of 2007, quarterly net income increased due to improved performances from each of our operating segments.
For the full-year 2007, we anticipate net income to be more than 30% higher than 2006, mostly due to increases in operating income in our Subsea Products, ROV and Subsea Projects segments.
Critical Accounting Policies and Estimates
For information about our Critical Accounting Policies and Estimates, please refer to the discussion in our annual report on Form 10-K for the year ended December 31, 2006 under the heading “Critical Accounting Policies and Estimates” in Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operation.
New Accounting Standards
For a discussion of new accounting standards applicable to us, see the discussion in Note 9 to the Consolidated Financial Statements contained in Item 1 of this quarterly report on Form 10-Q.
Liquidity and Capital Resources
We consider our liquidity and capital resources adequate to support our existing operations and capital commitments. At June 30, 2007, we had working capital of $332 million, including $26 million of cash and cash equivalents. Additionally, we had $135 million of borrowing capacity available under our $300 million revolving credit facility.
Our capital expenditures were $112 million during the first half of 2007, as compared to $91 million during the first half of last year. Capital expenditures in 2007 included expenditures for additions and upgrades to our ROV fleet, vessel upgrades, the acquisition of a small inspection company in the United Kingdom, and facility expansions in the United Kingdom, Norway, Morgan City, LA and Houston. Our facility expansions in the United Kingdom, Norway and Houston relate to our Subsea Products manufacturing operations, and our Morgan City expansion will support our ROV and Subsea Projects operations. We added 20 ROVs to our fleet and disposed of 4 older units during the six months ended June 30, 2007, resulting in a total of 202 systems in the fleet. We have chartered the Ocean Intervention III from another party for an initial term of three years which began in May 2007, with extension options for up to six additional years. We have also chartered the Mærsk Attender for an initial term of one year, which also began in May 2007, with two one-year extension options. The Ocean Intervention III and the Mærsk Attender are each equipped with two of our work-class ROVs and have commenced working on hurricane damage projects in the Gulf of Mexico. We have obtained one-year contracts for each of these vessels, each with customer options for up to two additional one-year periods. Capital expenditures in 2006 included additions and upgrades to our ROV fleet. In 2006, we also purchased (1) an oil tanker for possible future conversion to a mobile offshore production system in the event we obtain a suitable contract, and (2) the vessel from our cable-lay and maintenance joint venture. We subsequently sold the cable-lay vessel in the third quarter of 2006.
We had no material contractual commitments for capital expenditures at June 30, 2007. In July 2007, we purchased Norway-based Ifokus Engineering AS, a designer and manufacturer of specialty subsea products, for $20 million. We currently estimate that our capital expenditures, including the Ifokus acquisition, will be approximately $200 million for 2007.
At June 30, 2007, we had long-term debt of $245 million and a 24% debt-to-total-capitalization ratio. We have
$80 million of Senior Notes outstanding, to be repaid from 2007 through 2010, and $165 million outstanding under our $300 million revolving credit facility, which is scheduled to expire in January 2012. The revolving credit facility has short-term interest rates that float with market rates, plus applicable spreads. We have not guaranteed any debt not reflected on our consolidated balance sheet and do not have any off-balance sheet arrangements, as defined by SEC rules.
In the six-month period ended June 30, 2007, our cash and cash equivalents remained at $26 million. We generated $49 million in cash from operating activities, used $105 million of cash in investing activities and obtained $55 million of cash from financing activities. The cash used in investing activities was used primarily for the capital expenditures described above, and the cash obtained from financing activities was used, along with the cash provided by operating activities, to pay for those capital expenditures and to finance an increase in working capital of $88 million. The increase in working capital was the result of higher accounts receivable and higher inventories, partially offset by increases in accounts payable and accrued liabilities. Receivables increased due to increased revenue, and inventory increased due to Subsea Products backlog requirements, increased ROV activity levels and continuing construction of new ROVs.
In September 2002, our Board of Directors authorized us to repurchase up to 6 million shares of our common stock, subject to a $75 million aggregate purchase price limitation. Under this plan, we have repurchased an aggregate of 1,795,600 shares of common stock through June 30, 2007, at a total cost of $20 million. We have reissued all of those shares as contributions to our 401(k) plan or in connection with exercises of stock options. Although we have not made any such repurchases since April 2003, we may from time to time effect additional repurchases in accordance with the terms of the Board’s authorization, which remains in effect.
Results of Operations
We operate in six business segments. The segments are contained within two businesses ¯ services and products provided to the oil and gas industry (“Oil and Gas”) and all other services and products (“Advanced Technologies”). Our Unallocated Expenses are those not associated with a specific business segment.
Consolidated revenue and margin information is as follows:

	For the Three Months Ended			For the Six Months Ended
	June 30, 2007	June 30, 2006	March 31, 2007	June 30, 2007	June 30, 2006
	(dollars in thousands)

Revenue	$432,041	$311,063	$344,004	$776,045	$600,572
Gross margin	106,010	71,957	79,602	185,612	132,274
Operating income	76,298	47,899	53,536	129,834	85,863
Gross margin %	25%	23%	23%	24%	22%
Operating income %	18%	15%	16%	17%	14%
We generate a material amount of our consolidated revenue from contracts for services in the Gulf of Mexico and North Sea, which are usually more active from April through October compared to the rest of the year. In each of the periods presented, Subsea Projects had higher-than-normal revenue due to work made necessary by severe hurricanes in the Gulf of Mexico in 2004 and 2005. Revenue in our ROV segment is slightly seasonal, with our first quarter generally being the low quarter of that year. The level of our ROV seasonality depends on the number of ROVs we have in construction support, which is more seasonal than drilling support. Revenue in each of our

Subsea Products, Mobile Offshore Production Systems and Advanced Technologies segments has generally not been seasonal.
Oil and Gas
The table that follows sets forth our revenues and margins for our Oil and Gas business for the periods indicated.

	For the Three Months Ended			For the Six Months Ended
	June 30, 2007	June 30, 2006	March 31, 2007	June 30, 2007	June 30, 2006
	(dollars in thousands)

Remotely Operated Vehicles
Revenue	$130,219	$98,641	$113,330	$243,549	$187,588
Gross margin	42,364	31,856	32,683	75,047	58,440
Gross margin %	33%	32%	29%	31%	31%
Operating income	36,675	27,270	27,493	64,168	49,475
Operating income %	28%	28%	24%	26%	26%
Utilization %	87%	85%	85%	86%	85%

Subsea Products
Revenue	117,311	81,815	104,871	222,182	166,333
Gross margin	30,552	17,126	28,993	59,545	35,916
Gross margin %	26%	21%	28%	27%	22%
Operating income	20,973	10,407	20,624	41,597	22,968
Operating income %	18%	13%	20%	19%	14%

Subsea Projects
Revenue	68,575	42,989	33,100	101,675	84,109
Gross margin	25,524	22,130	15,573	41,097	35,460
Gross margin %	37%	51%	47%	40%	42%
Operating income	23,564	20,800	14,070	37,634	32,738
Operating income %	34%	48%	43%	37%	39%

Inspection
Revenue	55,417	42,545	47,420	102,837	75,968
Gross margin	11,144	8,055	6,682	17,826	13,416
Gross margin %	20%	19%	14%	17%	18%
Operating income	7,516	4,780	3,481	10,997	6,969
Operating income %	14%	11%	7%	11%	9%

Mobile Offshore Production Systems
Revenue	14,453	12,355	11,024	25,477	25,687
Gross margin	6,027	3,499	3,398	9,425	7,701
Gross margin %	42%	28%	31%	37%	30%
Operating income	5,640	3,260	3,066	8,706	7,244
Operating income %	39%	26%	28%	34%	28%

Total Oil and Gas
Revenue	$385,975	$278,345	$309,745	$695,720	$539,685
Gross margin	115,611	82,666	87,329	202,940	150,933
Gross margin %	30%	30%	28%	29%	28%
Operating income	94,368	66,517	68,734	163,102	119,394
Operating income %	24%	24%	22%	23%	22%

In general, our Oil and Gas business focuses on supplying services and products to the deepwater sector of the offshore market. In the past couple of years, we have had a high level of demand due to historically high hydrocarbon prices and hurricane damages to the oil and gas producing infrastructure in the Gulf of Mexico. We expect these market conditions to continue through 2007.
Our ROV segment revenue reflects the utilization percentages, fleet sizes and average pricing of the respective periods. Operating income was favorably impacted in the three- and six-month periods of 2007 compared to the corresponding periods of the prior year and the immediately preceding quarter by increases in the average revenue per day of ROV utilization and the number of days on hire. We expect our full-year 2007 ROV operating income to be $20 million to $30 million higher than 2006.
The increases in our Subsea Products revenue and operating income for the three- and six-month periods ended June 30, 2007 compared to the corresponding periods of the prior year and the immediately preceding quarter were attributable to increased umbilical and specialty product sales. Margin percentages declined for the quarter ended June 30, 2007 as compared to the immediately preceding quarter due to product mix. We expect our full-year 2007 Subsea Products operating income to be $30 million to $45 million more than 2006, due to improved umbilical manufacturing results and higher specialty product sales. Our Subsea Products backlog remained at approximately the same level: $378 million at June 30, 2007 compared to $359 million at December 31, 2006.
Our Subsea Projects operating income was higher in the three- and six-month periods ended June 30, 2007 than that of the corresponding periods of the prior year and the immediately preceding quarter, due to an increase in hurricane damage-related projects, demand growth for our deepwater subsea equipment installation and inspection, repair and maintenance services and, in the case of comparison to the immediately preceding quarter, seasonal factors. Our gross margin percentage decreased compared to the corresponding quarter of the prior year as the second quarter of 2006 benefited by $4.5 million from the finalization of change orders related to work performed in the first quarter of 2006 and cost estimate revisions to completed projects previously performed, primarily in the first quarter of 2006. We expect our full-year 2007 operating income for Subsea Projects to be higher than that of 2006, with the second half of 2007 being comparable to the first half of 2007.
Our Inspection margins increased as a result of strong demand in most of the geographic areas we serve. We expect higher operating income for the full-year 2007 as compared to 2006 from higher pricing and selling more value-added services.
Our Mobile Offshore Production Systems segment’s three main assets were working under the same contracts as in 2006. However, the contract for the use of our vessel PB San Jacinto was terminated and the vessel went off-hire in July 2007. The higher margins in the three- and six-month periods ended June 30, 2007 compared to the corresponding periods of the prior year were the result of a $2.8 million contract settlement related to the contract termination for the use of the PB San Jacinto, as the customer did not return the unit in the condition specified in the contract. We are evaluating our options for this system. We do not expect the loss of this contract to be material to our financial condition or results of operations.
Advanced Technologies
     Revenue and margin information is as follows:

	For the Three Months Ended			For the Six Months Ended
	June 30, 2007	June 30, 2006	March 31, 2007	June 30, 2007	June 30, 2006
	(dollars in thousands)

Revenue	$46,066	$32,718	$34,259	$80,325	$60,887
Gross margin	7,245	5,233	5,875	13,120	8,772
Gross margin %	16%	16%	17%	16%	14%
Operating income	5,028	3,003	3,926	8,954	4,614
Operating income %	11%	9%	11%	11%	8%
Our Advanced Technologies segment’s revenue and margins for the three- and six-month periods ended June 30, 2007 increased over the corresponding periods of the prior year due to increased work for the U.S. Navy on submarines and waterfront facilities and general engineering services. For the full-year 2007, we expect our Advanced Technologies’ operating income will be higher than 2006 from higher U.S. Navy demand for general engineering services and submarine repair, maintenance and engineering projects.
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
The table that follows sets out our Unallocated Expenses for the periods indicated.

	For the Three Months Ended			For the Six Months Ended
	June 30, 2007	June 30, 2006	March 31, 2007	June 30, 2007	June 30, 2006
	(dollars in thousands)

Gross margin expenses	$(16,846)	$(15,942)	$(13,602)	$(30,448)	$(27,431)
% of revenue	4%	5%	4%	4%	5%
Operating income expenses	(23,098)	(21,621)	(19,124)	(42,222)	(38,145)
% of revenue	5%	7%	6%	5%	6%
Our higher staffing level, including technology support, was the principal cause of the increases in Unallocated Expenses in the three- and six-month periods ended June 30, 2007 compared to the corresponding periods of the prior year. The increase in our gross margin expenses for the three months ended June 30, 2007 compared to the immediately preceding quarter was due to higher long-term incentive expenses, primarily caused by an increase in our common stock price from March 31, 2007 to June 30, 2007. For the full-year 2007, we expect our Unallocated Expenses to increase from 2006 levels in line with the increase in the size of our operations.
Other
The table that follows sets forth our significant financial statement items below the income from operations line.

	For the Three Months Ended			For the Six Months Ended
	June 30, 2007	June 30, 2006	March 31, 2007	June 30, 2007	June 30, 2006
	(dollars in thousands)

Interest income	$137	$62	$115	$252	$130
Interest expense, net of amounts capitalized	(3,972)	(3,131)	(3,130)	(7,102)	(5,922)
Equity earnings of unconsolidated affiliates, net	1,052	3,879	1,189	2,241	8,233
Other income (expense), net	(205)	(1,192)	32	(173)	(1,187)
Provision for income taxes	25,437	16,916	18,576	44,013	31,014
The amounts of equity earnings (losses) of unconsolidated affiliates are as follows:

	For the Three Months Ended			For the Six Months Ended
	June 30, 2007	June 30, 2006	March 31, 2007	June 30, 2007	June 30, 2006
	(dollars in thousands)

Medusa Spar LLC	$1,036	$3,348	$1,205	$2,241	$7,382
Other	16	531	(16)	—	851

Total	$1,052	$3,879	$1,189	$2,241	$8,233

We own a 50% equity interest in Medusa Spar LLC, which owns a 75% interest in the Medusa Spar production platform in the Gulf of Mexico. Medusa Spar LLC earns revenue on a tariff basis on oil and gas production throughput processed by the spar from the Medusa field and certain specified surrounding areas. The lower earnings for the three- and six-month periods ended June 30, 2007 compared to the corresponding periods of the prior year resulted from declining production as the reservoirs currently being produced deplete normally. For 2007, we anticipate lower equity income than in 2006 from our Medusa Spar LLC investment due to declines in production from the currently producing reservoirs.
Interest expense for the three- and six-month periods ended June 30, 2007 increased compared to the corresponding periods of the prior year due to higher average debt levels.
Foreign currency gains, which are included in other income, net, of $0.5 million for the six-month period ended June 30, 2007, related primarily to the devaluation of the U.S. Dollar against the Brazilian Real.
The provisions for income taxes were related to U.S. income taxes that we provided at estimated annual effective rates using assumptions as to earnings and other factors that would affect the tax calculation for the remainder of the year and to the operations of foreign branches and subsidiaries that were subject to local income and withholding taxes. We anticipate our effective tax rate for the second half of 2007 to be 35.6%. In the three-month period ended June 30, 2007, we recognized a Work Opportunity Tax Credit of $0.7 million under the Katrina Emergency Tax Relief Act of 2005. This credit reduced our effective tax rates to 34.7% and 35.2% for the three- and six-month periods ended June 30, 2007, respectively.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Because we operate in various oil and gas exploration and production regions in the world, we conduct a portion of our business in currencies other than the U.S. Dollar. The functional currency for several of our international operations is the applicable local currency. We manage our exposure to changes in foreign exchange rates primarily through arranging compensation in U.S. Dollars or freely convertible currency and, to the extent possible, by limiting compensation received in other currencies to amounts necessary to meet obligations denominated in those currencies. We use the exchange rates in effect as of the balance sheet date to translate assets and liabilities as to which the functional currency is the local currency, resulting in translation adjustments that we reflect as accumulated other comprehensive income or loss in the shareholders’ equity section of our consolidated balance sheets. We recorded adjustments of $9.3 million and $9.4 million to our equity accounts for the six-month periods ended June 30, 2007 and 2006, respectively, to reflect the net impact of the U.S. Dollar against various foreign currencies for locations where the functional currency is not the U.S. Dollar.
Item 4. Controls and Procedures.
In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a—15(e) and 15d—15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2007 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
There has been no change in our internal control over financial reporting that occurred during the three months ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders.
(a)	Oceaneering International, Inc. held its Annual Meeting of Shareholders on May 4, 2007. The following matters were voted upon at the Annual Meeting, with the voting results as follows:
(1)	Election of Class II Directors

Nominee	Shares Voted For	Shares With Votes Withheld
David S. Hooker	46,759,968	4,983,739
Harris J. Pappas	47,256,631	4,487,076
Messrs. T. Jay Collins, D. Michael Hughes, Jerold J. DesRoche and John R. Huff also continued as directors immediately following the Annual Meeting.
(2)	Ratification of the appointment of Ernst & Young LLP as independent auditors for Oceaneering.

Shares Voted For	Shares Voted Against	Shares Abstaining
51,207,579	506,275	29,853
Item 6. Exhibits

			Registration
			or File	Form or	Report	Exhibit
			Number	Report	Date	Number

*	3.01	Restated Certificate of Incorporation	1-10945	10-K	Dec. 2000	3.01
*	3.02	Amended and Restated By-Laws	1-10945	10-K	Dec. 2002	3.02
*	4.01	First Amendment to Amended and Restated Credit Agreement dated as of January 22, 2007	1-10945	8-K	Jan. 2007	4.2
	31.01	Rule 13a-14(a)/15d-14(a) Certification by T. Jay Collins, Chief Executive Officer
	31.02	Rule 13a-14(a)/15d-14(a) Certification by Marvin J. Migura, Chief Financial Officer
	32.01	Section 1350 Certification by T. Jay Collins, Chief Executive Officer
	32.02	Section 1350 Certification by Marvin J. Migura, Chief Financial Officer

*	Indicates exhibit previously filed with the Securities and Exchange Commission as indicated and incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OCEANEERING INTERNATIONAL, INC. (Registrant)
Date: August 7, 2007	By:	/S/ T. JAY COLLINS
T. Jay Collins
President and Chief Executive Officer

Date: August 7, 2007	By:	/S/ MARVIN J. MIGURA
Marvin J. Migura
Senior Vice President and Chief Financial Officer

Date: August 7, 2007	By:	/S/ W. CARDON GERNER
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