Form 10-Q
period 2007-09-30
OCEANEERING INTERNATIONAL INC
filed 2007-11-07
CIK 73756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
The number of shares of the registrant’s common stock outstanding as of October 29, 2007 was 55,072,938.

Oceaneering International, Inc.
Form 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands)

	Sept. 30,	Dec. 31,
	2007	2006
ASSETS

Current Assets:
Cash and cash equivalents	$43,502	$26,228
Accounts receivable, net of allowances for doubtful accounts of $160 and $114	415,582	315,255
Inventory and other current assets	278,135	182,162

Total current assets	737,219	523,645

Property and Equipment, at cost	1,202,672	1,040,042
Less accumulated depreciation	586,742	516,335

Net Property and Equipment	615,930	523,707

Other Assets:
Goodwill	112,123	86,931
Investments in unconsolidated affiliates	64,632	64,496
Other	45,861	43,243

Total other assets	222,616	194,670

TOTAL ASSETS	$1,575,765	$1,242,022

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$92,096	$70,777
Accrued liabilities	234,379	180,073
Income taxes payable	41,376	28,856

Total current liabilities	367,851	279,706

Long-term Debt	263,000	194,000
Other Long-term Liabilities	75,816	71,552
Commitments and Contingencies
Shareholders’ Equity	869,098	696,764

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,575,765	$1,242,022

OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(in thousands, except per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenue	$485,424	$337,263	$1,261,469	$937,835

Cost of Services and Products	367,911	249,038	958,344	717,336

Gross margin	117,513	88,225	303,125	220,499

Selling, General and Administrative Expense	31,908	27,634	87,686	74,045

Income from operations	85,605	60,591	215,439	146,454

Interest Income	316	130	568	260

Interest Expense, net of amounts capitalized	(4,400)	(3,528)	(11,502)	(9,450)

Equity Earnings of Unconsolidated Affiliates	1,022	2,482	3,263	10,715

Other Expense, Net	(69)	(1,213)	(242)	(2,400)

Income before income taxes	82,474	58,462	207,526	145,579

Provision for Income Taxes	28,621	19,915	72,634	50,929

Net Income	$53,853	$38,547	$134,892	$94,650

Basic Earnings per Share	$0.98	$0.71	$2.47	$1.76

Diluted Earnings per Share	$0.96	$0.70	$2.42	$1.72

Weighted average number of common shares	54,979	54,185	54,689	53,829
Incremental shares from stock equivalents	842	1,098	995	1,220

Weighted average number of common shares and equivalents	55,821	55,283	55,684	55,049

The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	For the Nine Months Ended
	September 30,
	2007	2006
Cash Flows from Operating Activities:

Net income	$134,892	$94,650

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	68,666	58,939
Gain on sales of property and equipment	(4,198)	—
Noncash compensation and other	13,036	6,110
Undistributed earnings of unconsolidated affiliates	(18)	(2,749)
Increase (decrease) in cash from:
Accounts receivable	(100,327)	(56,768)
Inventory and other current assets	(95,973)	(60,568)
Other assets	2,511	(2,968)
Current liabilities	88,146	54,050
Other long-term liabilities	2,670	8,084

Total adjustments to net income	(25,487)	4,130

Net Cash Provided by Operating Activities	109,405	98,780

Cash Flows from Investing Activities:

Business acquisitions	(25,116)	(1,109)
Purchases of property and equipment and other, net	(151,585)	(126,949)
Proceeds on sales of property and equipment	5,222	—

Net Cash Used in Investing Activities	(171,479)	(128,058)

Cash Flows from Financing Activities:

Net proceeds from revolving credit, net of expenses	88,561	46,000
Payments of 6.72% Senior Notes	(20,000)	(20,000)
Proceeds from issuance of common stock	5,118	5,352
Excess tax benefits from stock-based compensation	5,669	5,282

Net Cash Provided by Financing Activities	79,348	36,634

Net Increase in Cash and Cash Equivalents	17,274	7,356

Cash and Cash Equivalents — Beginning of Period	26,228	26,308

Cash and Cash Equivalents — End of Period	$43,502	$33,664

The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1.	Basis of Presentation and Significant Accounting Policies

We have prepared these unaudited consolidated financial statements pursuant to instructions for the quarterly report on Form 10-Q, which we are required to file with the Securities and Exchange Commission. These financial statements do not include all information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles. These financial statements reflect all adjustments that we believe are necessary to present fairly our financial position at September 30, 2007 and our results of operations and cash flows for the periods presented. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in our annual report on Form 10-K for the year ended December 31, 2006. The results for interim periods are not necessarily indicative of annual results.

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

2.	Investments in Unconsolidated Affiliates

Our investments in unconsolidated affiliates consisted of the following:

	Sept. 30,	Dec. 31,
	2007	2006
	(in thousands)
Medusa Spar LLC	$63,167	$63,149
Other	1,465	1,347

Total	$64,632	$64,496

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

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
		(in thousands)
Medusa Spar LLC Condensed Statements of Income
Revenue	$4,381	$8,157	$14,538	$28,883
Depreciation	(2,369)	(2,369)	(7,108)	(7,108)
General and Administrative	(63)	(17)	(96)	(93)
Interest	(347)	(484)	(1,131)	(1,481)

Net Income	$1,602	$5,287	$6,203	$20,201

Equity Earnings reflected in our financial statements	$771	$2,614	$3,012	$9,996

3.	Inventory and Other Current Assets

Our inventory and other current assets consisted of the following:

	Sept. 30,	Dec. 31,
	2007	2006
	(in thousands)
Inventory of parts for remotely operated vehicles	$83,532	$61,763
Other inventory, primarily raw materials	141,277	78,130
Deferred income taxes	26,160	18,618
Other	27,166	23,651

Total	$278,135	$182,162

We state our inventory at the lower of cost or market. We determine cost using the weighted-average method.

4.	Debt

Our long-term debt consisted of the following:

	Sept. 30,	Dec. 31,
	2007	2006
	(in thousands)
6.72% Senior Notes	$60,000	$80,000
Revolving credit facility	203,000	114,000

Total	$263,000	$194,000

Scheduled maturities of our long-term debt as of September 30, 2007 were as follows:

	6.72%	Revolving
	Notes	Credit	Total
	(in thousands)
Remainder of 2007	$—	$—	$—
2008	20,000	—	20,000
2009	20,000	—	20,000
2010	20,000	—	20,000
2011	—	—	—
Thereafter	—	203,000	203,000

Total	$60,000	$203,000	$263,000

Maturities through September 30, 2008 are not classified as current as of September 30, 2007 because we are able and intend to extend the maturity by reborrowing under our revolving credit facility, which has a maturity date beyond one year. We capitalized interest charges of $765,000 and $47,000 in the nine-month periods ended September 30, 2007 and 2006, respectively, and $247,000 in the three-month period ended September 30, 2007, as part of construction-in-progress.

5.	Shareholders’ Equity and Comprehensive Income

Our shareholders’ equity consisted of the following:

	Sept. 30,	Dec. 31,
	2007	2006
	(in thousands)
Retained earnings, December 31, 2006	$472,525	$472,525
Adjustment to beginning retained earnings to implement FIN No. 48	(1,595)	—
Net income for the period ended September 30, 2007	134,892	—

Retained earnings, end of period	605,822	472,525
Common Stock, par value $0.25; 90,000,000 shares authorized; 55,062,898 and 54,440,488 shares issued	13,766	13,610
Additional paid-in capital	206,628	191,910
Other comprehensive income	42,882	18,719

Total	$869,098	$696,764

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

Comprehensive income is the total of net income and all nonowner changes in equity. The amounts of comprehensive income for the periods indicated are as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(in thousands)
Net Income per Consolidated Statements of Income	$53,853	$38,547	$134,892	$94,650
Foreign Currency Translation Gains, net	14,986	(1,031)	24,334	8,410
Change in Pension Liability Adjustment, net of tax	—	(124)	15	442
Change in Fair Value of Hedge, net of tax	(112)	(174)	(186)	(120)

Total	$68,727	$37,218	$159,055	$103,382

Amounts comprising other elements of comprehensive income in Shareholders’ Equity are as follows:

	Sept. 30,	Dec. 31,
	2007	2006
	(in thousands)
Accumulated Net Foreign Currency Translation Adjustments	$45,907	$21,573
Pension Liability Adjustment	(3,192)	(3,207)
Fair Value of Hedge	167	353

Total	$42,882	$18,719

6.	Income Taxes

During interim periods, we provide for income taxes at our estimated effective tax rate, currently 35.0%, using assumptions as to (1) earnings and other factors that would affect the tax calculation for the remainder of the year and (2) the operations of foreign branches and subsidiaries that are subject to local income and withholding taxes.

Effective January 1, 2007, we adopted FIN No. 48. This interpretation clarifies the criteria for recognizing income tax benefits under Statement of Financial Accounting Standards (“SFAS”) No. 109, and requires additional disclosures about uncertain tax positions. Under FIN No. 48, the financial statement recognition of the benefit for a tax position depends on the benefit being more likely than not to be sustainable upon audit by the applicable taxing authority. If this threshold is met, the tax benefit is then measured and recognized at the largest amount that is greater than 50 percent likely of being realized upon ultimate settlement.

We account for any applicable interest and penalties on uncertain tax positions as a component of our provision for income taxes on our financial statements. We charged $0.4 million to income tax expense in the nine months ended September 30, 2007 for penalties and interest taken on our financial statements on uncertain tax positions, which brought our total liabilities for penalties and interest on uncertain tax positions to $2.8 million on our balance sheet at September 30, 2007. Including penalties and interest, we have accrued a total of $6.2 million in the caption “other long-term liabilities” on our balance sheet for unrecognized tax benefits. All additions or reductions to those liabilities affect our effective income tax rate in the periods of change.

We do not believe that the total of unrecognized tax benefits will significantly increase or decrease in the next 12 months.

The following lists the earliest tax years open to examination by tax authorities where we have significant operations:

Jurisdiction	Periods
United States	2004
United Kingdom	2004
Norway	2000
Angola	2002
Nigeria	2001
Brazil	2001
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

There are no differences in the basis of segmentation or in the basis of measurement of segment profit or loss from those used in our consolidated financial statements for the year ended December 31, 2006. The following summarizes certain financial data by business segment:

	For the Three Months Ended			For the Nine Months Ended
	Sept. 30, 2007	Sept. 30, 2006	June 30, 2007	Sept. 30, 2007	Sept. 30, 2006
	(in thousands)
Revenue
Oil and Gas
ROVs	$141,887	$108,801	$130,219	$385,436	$296,389
Subsea Products	145,186	98,993	117,311	367,368	265,326
Subsea Projects	82,989	38,410	68,575	184,664	122,519
Inspection	58,182	45,526	55,417	161,019	121,494
Mobile Offshore Production Systems	13,366	12,767	14,453	38,843	38,454

Total Oil and Gas	441,610	304,497	385,975	1,137,330	844,182
Advanced Technologies	43,814	32,766	46,066	124,139	93,653

Total	$485,424	$337,263	$432,041	$1,261,469	$937,835

Gross Margins
Oil and Gas
ROVs	$45,712	$35,224	$42,364	$120,759	$93,664
Subsea Products	40,172	22,801	30,552	99,717	58,717
Subsea Projects	31,118	18,182	25,524	72,215	53,642
Inspection	10,483	8,304	11,144	28,309	21,720
Mobile Offshore Production Systems	3,049	4,055	6,027	12,474	11,756

Total Oil and Gas	130,534	88,566	115,611	333,474	239,499
Advanced Technologies	7,425	5,028	7,245	20,545	13,800
Unallocated Expenses	(20,446)	(5,369)	(16,846)	(50,894)	(32,800)

Total	$117,513	$88,225	$106,010	$303,125	$220,499

Income from Operations
Oil and Gas
ROVs	$39,815	$30,160	$36,675	$103,983	$79,635
Subsea Products	29,786	15,422	20,973	71,383	38,390
Subsea Projects	28,954	16,790	23,564	66,588	49,528
Inspection	6,752	4,828	7,516	17,749	11,797
Mobile Offshore Production Systems	2,657	3,727	5,640	11,363	10,971

Total Oil and Gas	107,964	70,927	94,368	271,066	190,321
Advanced Technologies	4,139	3,185	5,028	13,093	7,799
Unallocated Expenses	(26,498)	(13,521)	(23,098)	(68,720)	(51,666)

Total	$85,605	$60,591	$76,298	$215,439	$146,454

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

We have continued to grow our Oil and Gas business by making business acquisitions and purchasing equipment. For the nine months ended September 30, 2007, we have invested $87 million and $55 million in our ROV and Subsea Products segments, respectively. Additionally, during the period, the total of our accounts receivable and inventory balances related to our ROV and Subsea Products segments increased by $34 million and $119 million, respectively.

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

Stock Options

Stock options outstanding under the Incentive Plan and prior plans vest over a six-month, a three-year or a four-year period and are exercisable over a period of five, seven or ten years after the date of grant or five years after the date of vesting. Under the Incentive Plan, a stock option must have a term not exceeding seven years from the date of grant and must have an exercise price of not less than the fair market value of a share of our common stock on the date of grant. The Compensation Committee may not: (1) grant, in exchange for a stock option, a new stock option having a lower exercise price; or (2) reduce the exercise price of a stock option. The Compensation Committee has expressed its intention to refrain from using stock options as a component of employee compensation for our executive officers and other employees for the foreseeable future, and the Board of Directors has expressed its intention to refrain from using stock options as a component of nonemployee director compensation for the foreseeable future.

At September 30, 2007, we had 298,150 outstanding stock options, with a weighted average exercise price of $15.23 and an aggregate intrinsic value of $18.1 million. The weighted average remaining contract term of our stock options outstanding at September 30, 2007 was 1.9 years.

As of September 30, 2007, we had no future stock-based compensation expense to be recognized pursuant to stock option grants, as all outstanding stock options are vested.

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

At the time of vesting of a restricted stock unit, the employee will be issued a share of our common stock for each common stock unit vested. As of September 30, 2007 and December 31, 2006, 894,550 and 917,250 shares of restricted stock or restricted stock units were outstanding and unvested under the Incentive Plan and prior plans. Each grantee of shares of restricted stock mentioned in this paragraph is deemed to be the record owner of those shares during the restriction period, with the right to vote and receive any dividends on those shares. The restricted stock units have no voting rights, but they carry a dividend-equivalent right should we pay dividends on our common stock.

We estimate that stock-based compensation cost not yet recognized related to shares of restricted stock or restricted stock units, based on their grant-date fair values, was $9.6 million at September 30, 2007. This expense is being recognized on a staged-vesting basis over the next four years for the awards granted in 2004 and 2002 and the awards made in 2007 and 2006 attributable to employees meeting certain age and years-of-service requirements, and a straight-line basis over one to three years for the other awards granted in 2007 and 2006.
9.	Business Acquisitions

During the nine months ended September 30, 2007, we acquired Ifokus Engineering AS, a designer and manufacturer of specialty subsea products based in Norway, for $20 million, and CET Medway Ltd., a Non-

Destructive Testing and Inspection Service Company based in England, for $5 million. Ifokus’ results have been included in our Subsea Products segment, and CET Medway’s have been included in our Inspection segment, each from their respective date of acquisition.

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

10.	New Accounting Standards

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

In June 2006, the FASB issued FIN No. 48. The interpretation became effective for us beginning January 1, 2007, and its implementation is discussed in Notes 5 and 6 to these consolidated financial statements.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
All statements in this quarterly report on Form 10-Q, other than statements of historical facts, including, without limitation, statements regarding our expectations about 2007 and 2008 net income and segment results, our plans for future operations, the adequacy of our working capital, our expectations about the profit contribution from our investment in Medusa Spar LLC, our expectations regarding inspection and repair work for the remainder of 2007 made necessary by hurricanes, our backlog, our anticipated tax rate for 2007 and industry conditions, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to various risks, uncertainties and assumptions, including those we have referred to under the headings “Risk Factors” and “Cautionary Statement Concerning Forward-Looking Statements” in Part I of our annual report on Form 10-K for the year ended December 31, 2006. Although we believe that the expectations reflected in such forward-looking statements are reasonable, because of the inherent limitations in the forecasting process, as well as the relatively volatile nature of the industries in which we operate, we can give no assurance that those expectations will prove to be correct. Accordingly, evaluation of our future prospects must be made with caution when relying on forward-looking information.
The following discussion should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our annual report on Form 10-K for the year ended December 31, 2006.
Executive Overview
We generate approximately 90% of our revenue and 95% of our operating income before Unallocated Expenses from our services and products provided to the oil and gas industry. Our net income for each of the three- and nine-month periods ended September 30, 2007 was higher than any corresponding periods in our company’s history. Compared to the second quarter of 2007, quarterly net income increased due to improved performances from our ROV, Subsea Products and Subsea Projects segments.
For the full-year 2007, we anticipate net income to be approximately 40% higher than 2006, mostly due to increases in operating income in our Subsea Products, ROV and Subsea Projects segments.
For 2008, we anticipate our net income to be approximately 15% higher than 2007, with increased ROV and Subsea Products operating income from continued demand growth, and decreased Subsea Projects operating income due to decreasing demand for our diving and shallow water vessel services as hurricane damage-related projects near completion and scheduled regulatory drydock inspections of four of our six owned vessels.
Critical Accounting Policies and Estimates
For information about our Critical Accounting Policies and Estimates, please refer to the discussion in our annual report on Form 10-K for the year ended December 31, 2006 under the heading “Critical Accounting Policies and Estimates” in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operation.
New Accounting Standards
For a discussion of new accounting standards applicable to us, see the discussion in Note 10 to the Consolidated Financial Statements contained in Item 1 of this quarterly report on Form 10-Q.
Liquidity and Capital Resources
We consider our liquidity and capital resources adequate to support our existing operations and capital commitments. At September 30, 2007, we had working capital of $369 million, including $44 million of cash and cash equivalents. Additionally, we had $97 million of borrowing capacity available under our $300 million revolving credit facility.
Our capital expenditures, including business acquisitions, were $178 million during the first nine months of 2007, as compared to $134 million during the corresponding period last year. Capital expenditures in 2007 included expenditures for: the purchase of Norway-based Ifokus Engineering AS, a designer and manufacturer of specialty subsea products, for $20 million; additions and upgrades to our ROV fleet; vessel upgrades; the acquisition of a small inspection company in the United Kingdom; and facility expansions in the United Kingdom, Norway, Morgan City, LA and Houston. Our facility expansions in the United Kingdom, Norway and Houston relate to our Subsea

Products manufacturing operations, and our Morgan City expansion will support our ROV and Subsea Projects operations. We added 24 ROVs to our fleet and disposed of six older units during the nine months ended September 30, 2007, resulting in a total of 204 systems in the fleet. We have chartered the Ocean Intervention III from another party for an initial term of three years which began in May 2007, with extension options for up to six additional years. The Ocean Intervention III is equipped with two of our work-class ROVs. We obtained a one-year contract for the vessel, with customer options for up to two additional one-year periods, to work on shallow water hurricane damage-related projects in the Gulf of Mexico. We have received notice that the customer has declined to exercise the extension options, and we now plan to utilize the Ocean Intervention III on deepwater projects after it has completed its current commitment. We have also chartered the Olympic Intervention IV for an initial term of five years, which we anticipate will begin in the third quarter of 2008. The Olympic Intervention IV will be outfitted with two high-specification work-class ROVs, and we anticipate using the vessel to perform subsea hardware installation and inspection, repair and maintenance projects, and to conduct well intervention services in the ultra-deep waters of the Gulf of Mexico. Capital expenditures in 2006 included additions and upgrades to our ROV fleet. In 2006, we also purchased (1) an oil tanker for possible future conversion to a mobile offshore production system in the event we obtain a suitable contract and (2) the vessel from our cable-lay and maintenance joint venture. We subsequently sold the cable-lay vessel in the third quarter of 2006. We had also commenced improvements in our Subsea Products manufacturing facilities, including the addition of equipment to increase the capacity of these facilities.
We had no material contractual commitments for capital expenditures at September 30, 2007. We currently estimate that our total capital expenditures, including completed business acquisitions, for 2007 will be approximately $220 million.
At September 30, 2007, we had long-term debt of $263 million and a 23% debt-to-total-capitalization ratio. We have $60 million of Senior Notes outstanding, to be repaid from 2008 through 2010, and $203 million outstanding under our $300 million revolving credit facility, which is scheduled to expire in January 2012. The revolving credit facility has short-term interest rates that float with market rates, plus applicable spreads. The amount available under the credit agreement can be increased to $450 million upon our agreement with the existing or additional lenders. We have not guaranteed any debt not reflected on our consolidated balance sheet and do not have any off-balance sheet arrangements, as defined by SEC rules.
In the nine-month period ended September 30, 2007, our cash and cash equivalents rose to $44 million. Our cash balance was higher than it was at December 31, 2006 due to our receipt of customer payments close to the end of the quarter, and too late to be used to pay down debt under our revolving credit agreement before the end of the quarter. We generated $109 million in cash from operating activities, used $171 million of cash in investing activities and obtained $79 million of cash from financing activities. The cash used in investing activities was used primarily for the capital expenditures and business acquisitions described above, and the cash obtained from financing activities was used, along with the cash provided by operating activities, to pay for those capital expenditures and business acquisitions and to finance an increase in working capital of $125 million. The increase in working capital was the result of higher accounts receivable and higher inventories, partially offset by increases in accounts payable and accrued liabilities. Receivables increased due to increased revenue, and inventory increased due to Subsea Products backlog requirements, increased ROV activity levels and continuing construction of new ROVs.
In September 2002, our Board of Directors authorized us to repurchase up to 6 million shares of our common stock, subject to a $75 million aggregate purchase price limitation. Under this plan, we have repurchased an aggregate of 1,795,600 shares of common stock through September 30, 2007, at a total cost of $20 million. We have reissued all of those shares as contributions to our 401(k) plan or in connection with exercises of stock options. Although we have not made any such repurchases since April 2003, we may from time to time effect additional repurchases in accordance with the terms of the Board’s authorization, which remains in effect.
Results of Operations
We operate in six business segments. The segments are contained within two businesses — services and products provided to the oil and gas industry (“Oil and Gas”) and all other services and products (“Advanced Technologies”). Our Unallocated Expenses are those not associated with a specific business segment.

Consolidated revenue and margin information is as follows:

	For the Three Months Ended			For the Nine Months Ended
	Sept. 30,	Sept. 30,	June 30,	Sept. 30,	Sept. 30,
	2007	2006	2007	2007	2006
	(dollars in thousands)
Revenue	$485,424	$337,263	$432,041	$1,261,469	$937,835
Gross margin	117,513	88,225	106,010	303,125	220,499
Operating income	85,605	60,591	76,298	215,439	146,454
Gross margin %	24%	26%	25%	24%	24%
Operating income %	18%	18%	18%	17%	16%
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

Oil and Gas
The table that follows sets forth our revenues and margins for our Oil and Gas business for the periods indicated.

	For the Three Months Ended			For the Nine Months Ended
	Sept. 30,	Sept. 30,	June 30,	Sept. 30,	Sept. 30,
	2007	2006	2007	2007	2006
	(dollars in thousands)
Remotely Operated Vehicles
Revenue	$141,887	$108,801	$130,219	$385,436	$296,389
Gross margin	45,712	35,224	42,364	120,759	93,664
Gross margin %	32%	32%	33%	31%	32%
Operating income	39,815	30,160	36,675	103,983	79,635
Operating income %	28%	28%	28%	27%	27%
Utilization %	88%	86%	87%	86%	85%

Subsea Products
Revenue	145,186	98,993	117,311	367,368	265,326
Gross margin	40,172	22,801	30,552	99,717	58,717
Gross margin %	28%	23%	26%	27%	22%
Operating income	29,786	15,422	20,973	71,383	38,390
Operating income %	21%	16%	18%	19%	14%

Subsea Projects
Revenue	82,989	38,410	68,575	184,664	122,519
Gross margin	31,118	18,182	25,524	72,215	53,642
Gross margin %	37%	47%	37%	39%	44%
Operating income	28,954	16,790	23,564	66,588	49,528
Operating income %	35%	44%	34%	36%	40%

Inspection
Revenue	58,182	45,526	55,417	161,019	121,494
Gross margin	10,483	8,304	11,144	28,309	21,720
Gross margin %	18%	18%	20%	18%	18%
Operating income	6,752	4,828	7,516	17,749	11,797
Operating income %	12%	11%	14%	11%	10%

Mobile Offshore Production Systems
Revenue	13,366	12,767	14,453	38,843	38,454
Gross margin	3,049	4,055	6,027	12,474	11,756
Gross margin %	23%	32%	42%	32%	31%
Operating income	2,657	3,727	5,640	11,363	10,971
Operating income %	20%	29%	39%	29%	29%

Total Oil and Gas
Revenue	$441,610	$304,497	$385,975	$1,137,330	$844,182
Gross margin	130,534	88,566	115,611	333,474	239,499
Gross margin %	30%	29%	30%	29%	28%
Operating income	107,964	70,927	94,368	271,066	190,321
Operating income %	24%	23%	24%	24%	23%
In general, our Oil and Gas business focuses on supplying services and products to the deepwater sector of the offshore market. In the past couple of years, we have had a high level of demand due to historically high hydrocarbon prices and hurricane damage to the oil and gas producing infrastructure in the Gulf of Mexico. We expect these market conditions to continue through 2007. We expect hurricane-related repair work in our Subsea Projects segment to decline in 2008 as we complete projects.

Our ROV segment revenue reflects the utilization percentages, fleet sizes and average pricing of the respective periods. Operating income was favorably impacted in the three- and nine-month periods of 2007 compared to the corresponding periods of the prior year and the immediately preceding quarter by increases in the average revenue per day of ROV utilization and the number of days on hire. We expect our full-year 2007 ROV operating income to be $25 million to $30 million higher than 2006.
The increases in our Subsea Products revenue and operating income for the three- and nine-month periods ended September 30, 2007 compared to the corresponding periods of the prior year and the immediately preceding quarter were attributable to increased umbilical and specialty product sales. Margin percentages improved due to changes in product mix and increased throughput at our umbilical plants. We expect our full-year 2007 Subsea Products operating income to be $45 million to $50 million more than 2006, due to improved umbilical manufacturing results and higher specialty product sales. Our Subsea Products backlog was $344 million at September 30, 2007 compared to $359 million at December 31, 2006.
Our Subsea Projects operating income was higher in the three- and nine-month periods ended September 30, 2007 than that of the corresponding periods of the prior year and the immediately preceding quarter, due to an increase in hurricane damage-related projects, demand growth for our deepwater subsea equipment installation and inspection and repair and maintenance services. Our margin percentages decreased compared to the corresponding quarter of the prior year, as we chartered two vessels to perform hurricane damage-related repair projects, and our margin percentage is not as high when we charter vessels due to the higher third-party cost content. We expect our full-year 2007 operating income for Subsea Projects to be $25 million to $30 million higher than that of 2006.
Our Inspection margins increased as a result of strong demand in most of the geographic areas we serve. We expect higher operating income for the full-year 2007 as compared to 2006 from higher pricing and selling more value-added services.
Our Mobile Offshore Production Systems segment’s three main assets were working under the same contracts as in 2006. However, the contract for the use of our vessel PB San Jacinto was terminated and the vessel went off-hire in July 2007. The higher margins in the nine-month period ended September 30, 2007 compared to the corresponding period of the prior year were the result of a $2.8 million contract settlement reached in the quarter ended June 30, 2007 related to the contract termination for the use of the PB San Jacinto, as the customer did not return the unit in the condition specified in the contract. We are evaluating our options for this system, and a sale of the vessel appears to be the most likely outcome. We do not expect the loss of this contract to be material to our financial condition or results of operations. The lower margins and operating income for the quarter ended September 30, 2007 compared to the corresponding quarter of the prior year were the result of a lower dayrate going into effect in mid-May for the use of the Ocean Legend, as per the renewal option terms in the existing contract, and the termination of the San Jacinto contract described above.
Advanced Technologies
Revenue and margin information is as follows:

	For the Three Months Ended			For the Nine Months Ended
	Sept. 30,	Sept. 30,	June 30,	Sept. 30,	Sept. 30,
	2007	2006	2007	2007	2006
	(dollars in thousands)
Revenue	$43,814	$32,766	$46,066	$124,139	$93,653
Gross margin	7,425	5,028	7,245	20,545	13,800
Gross margin %	17%	15%	16%	17%	15%
Operating income	4,139	3,185	5,028	13,093	7,799
Operating income %	9%	10%	11%	11%	8%
Our Advanced Technologies segment’s revenue and margins for the three- and nine-month periods ended September 30, 2007 increased over the corresponding periods of the prior year due to increased work for the U.S. Navy on submarines and waterfront facilities and general engineering services. For the full-year 2007, we expect our Advanced Technologies’ operating income will be higher than 2006 from higher U.S. Navy demand for general engineering services and submarine repair, maintenance and engineering projects.
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
The table that follows sets out our Unallocated Expenses for the periods indicated.

	For the			For the
	Three Months Ended			Nine Months Ended
	Sept. 30,	Sept. 30,	June 30,	Sept. 30,	Sept. 30,
	2007	2006	2007	2007	2006
	(dollars in thousands)
Gross margin expenses	$(20,446)	$(5,369)	$(16,846)	$(50,894)	$(32,800)
% of revenue	4%	2%	4%	4%	3%
Operating income expenses	(26,498)	(13,521)	(23,098)	(68,720)	(51,666)
% of revenue	5%	4%	5%	5%	6%
Our higher long-term incentive expenses were the principal cause of the increases in Unallocated Expenses in the three- and nine-month periods ended September 30, 2007 compared to the corresponding periods of the prior year. In the quarter ended September 30, 2006, there was a decline in our common stock price, which caused a decline in our long-term incentive expenses for the periods ended September 30, 2006. The increase in our gross margin expenses for the three months ended September 30, 2007 compared to the immediately preceding quarter was due to higher accruals for annual bonuses, as we anticipate that we will exceed our 2007 net income target. For the full-year 2007, we expect our Unallocated Expenses to increase from 2006 levels in line with the increase in the size of our operations.
Other
The table that follows sets forth our significant financial statement items below the income from operations line.

	For the			For the
	Three Months Ended			Nine Months Ended
	Sept. 30,	Sept. 30,	June 30,	Sept. 30,	Sept. 30,
	2007	2006	2007	2007	2006
	(dollars in thousands)
Interest income	$316	$130	$137	$568	$260
Interest expense, net of amounts capitalized	(4,400)	(3,528)	(3,972)	(11,502)	(9,450)
Equity earnings of unconsolidated affiliates, net	1,022	2,482	1,052	3,263	10,715
Other income (expense), net	(69)	(1,213)	(205)	(242)	(2,400)
Provision for income taxes	28,621	19,915	25,437	72,634	50,929

The amounts of equity earnings (losses) of unconsolidated affiliates are as follows:

	For the Three Months Ended			For the Nine Months Ended
	Sept. 30,	Sept. 30,	June 30,	Sept. 30,	Sept. 30,
	2007	2006	2007	2007	2006
	(dollars in thousands)
Medusa Spar LLC	$771	$2,614	$1,036	$3,012	$9,996
Other	251	(132)	16	251	719

Total	$1,022	$2,482	$1,052	$3,263	$10,715

We own a 50% equity interest in Medusa Spar LLC, which owns a 75% interest in the Medusa Spar production platform in the Gulf of Mexico. Medusa Spar LLC earns revenue on a tariff basis on oil and gas production throughput processed by the spar from the Medusa field and certain specified surrounding areas. The lower earnings for the three- and nine-month periods ended September 30, 2007 compared to the corresponding periods of the prior year resulted from declining production as the reservoirs currently being produced deplete normally. For 2007, we anticipate lower equity income than in 2006 from our Medusa Spar LLC investment due to declines in production from the currently producing reservoirs.
Interest expense for the three- and nine-month periods ended September 30, 2007 increased compared to the corresponding periods of the prior year due to higher average debt levels.
Foreign currency gains of $0.8 million for the nine-month period ended September 30, 2007 are included in other income (expense) and are related primarily to the devaluation of the U.S. Dollar against the Brazilian Real.
The provisions for income taxes were related to U.S. income taxes that we provided at estimated annual effective rates using assumptions as to earnings and other factors that would affect the tax calculation for the remainder of the year and to the operations of foreign branches and subsidiaries that were subject to local income and withholding taxes. We anticipate our effective tax rate for 2007 to be 35.0%. Tax credits reduced our effective tax rates to 34.7% and 35.0% for the three- and nine-month periods ended September 30, 2007, respectively.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Because we operate in various oil and gas exploration and production regions in the world, we conduct a portion of our business in currencies other than the U.S. Dollar. The functional currency for several of our international operations is the applicable local currency. We manage our exposure to changes in foreign exchange rates primarily through arranging compensation in U.S. Dollars or freely convertible currency and, to the extent possible, by limiting compensation received in other currencies to amounts necessary to meet obligations denominated in those currencies. We use the exchange rates in effect as of the balance sheet date to translate assets and liabilities as to which the functional currency is the local currency, resulting in translation adjustments that we reflect as accumulated other comprehensive income or loss in the shareholders’ equity section of our consolidated balance sheets. We recorded adjustments of $24.3 million and $8.4 million to our equity accounts for the nine-month periods ended September 30, 2007 and 2006, respectively, to reflect the net impact of the U.S. Dollar against various foreign currencies for locations where the functional currency is not the U.S. Dollar.
Item 4. Controls and Procedures.
In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a–15(e) and 15d–15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2007 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has been no change in our internal control over financial reporting that occurred during the three months ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 6. Exhibits

Registration
			or File	Form or	Report	Exhibit
			Number	Report	Date	Number
*	3.01	Restated Certificate of Incorporation	1-10945	10-K	Dec. 2000	3.01
*	3.02	Amended and Restated By-Laws	1-10945	10-K	Dec. 2002	3.02
	31.01	Rule 13a-14(a)/15d-14(a) Certification by T. Jay Collins, Chief Executive Officer
	31.02	Rule 13a-14(a)/15d-14(a) Certification by Marvin J. Migura, Chief Financial Officer
	32.01	Section 1350 Certification by T. Jay Collins, Chief Executive Officer
	32.02	Section 1350 Certification by Marvin J. Migura, Chief Financial Officer

*	Indicates exhibit previously filed with the Securities and Exchange Commission, as indicated, and is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OCEANEERING INTERNATIONAL, INC.
(Registrant)

Date: November 7, 2007	By:	/S/ T. JAY COLLINS

T. Jay Collins
President and Chief Executive Officer

Date: November 7, 2007	By:	/S/ MARVIN J. MIGURA

Marvin J. Migura
Senior Vice President and Chief Financial Officer

Date: November 7, 2007	By:	/S/ W. CARDON GERNER

W. Cardon Gerner
Vice President and Chief Accounting Officer

Index to Exhibits

Registration
			or File	Form or	Report	Exhibit
			Number	Report	Date	Number
*	3.01	Restated Certificate of Incorporation	1-10945	10-K	Dec. 2000	3.01
*	3.02	Amended and Restated By-Laws	1-10945	10-K	Dec. 2002	3.02
	31.01	Rule 13a-14(a)/15d-14(a) Certification by T. Jay Collins, Chief Executive Officer
	31.02	Rule 13a-14(a)/15d-14(a) Certification by Marvin J. Migura, Chief Financial Officer
	32.01	Section 1350 Certification by T. Jay Collins, Chief Executive Officer
	32.02	Section 1350 Certification by Marvin J. Migura, Chief Financial Officer

*	Indicates exhibit previously filed with the Securities and Exchange Commission, as indicated, and is incorporated herein by reference.