Form 10-K
period 2007-12-31
OCEANEERING INTERNATIONAL INC
filed 2008-02-27
CIK 73756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 1-10945
OCEANEERING INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware State or other jurisdiction of incorporation or organization	95-2628227 (I.R.S. Employer Identification No.)

11911 FM 529 Houston, Texas (Address of principal executive offices)	77041 (Zip Code)

Registrant’s telephone number, including area code: (713) 329-4500

Securities registered pursuant to Section 12(b) of the Act:
Name of each exchange
Title of each class	on which registered
Common Stock, $0.25 par value	New York Stock Exchange

Rights to Purchase Series B Junior
Participating Preferred Stock
(currently traded with Common Stock)	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☑ Yes ☐ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐ Yes ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10 K or any amendment to this Form 10 K. ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) . ☐ Yes ☑ No
Aggregate market value of the voting stock held by nonaffiliates of the registrant computed by reference to the closing price of $52.64 of the Common Stock on the New York Stock Exchange as of June 29, 2007, the last business day of the registrant’s most recently completed second quarter: $2,857,107,000
Number of shares of Common Stock outstanding at February 15, 2008: 55,078,888
Documents Incorporated by Reference:
Portions of the proxy statement relating to the registrant’s 2008 annual meeting of shareholders, to be filed on or before April 29, 2008 pursuant to Regulation 14A of the Securities Exchange Act of 1934, are incorporated by reference to the extent set forth in Part III, Items 10-14 of this report.

Oceaneering International, Inc.
Form 10-K

Index to Financial Statements and Schedules
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Income
Consolidated Statements of Cash Flows
Consolidated Statements of Shareholders’ Equity and Comprehensive Income
Notes to Consolidated Financial Statements
Selected Quarterly Financial Data (unaudited)

Exhibit Index
Statement Showing Computation of Ratio of Earnings to Fixed Charges
Subsidiaries
Consent of Independent Registered Public Accounting Firm
Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
Section 1350 Certification of Chief Executive Officer
Section 1350 Certification of Chief Financial Officer

PART I
Item 1.   BUSINESS.
GENERAL DEVELOPMENT OF BUSINESS
Oceaneering International, Inc. is a global oilfield provider of engineered services and products primarily to the offshore oil and gas industry, with a focus on deepwater applications. Through the use of its applied technology expertise, Oceaneering also serves the defense and aerospace industries. Oceaneering was organized as a Delaware corporation in 1969 out of the combination of three diving service companies founded in the early 1960s. Since our establishment, we have concentrated on the development and marketing of underwater services and products requiring the use of advanced deepwater technology. We are one of the world’s largest underwater services contractors. The services and products we provide to the oil and gas industry include remotely operated vehicles, built-to-order specialty hardware, engineering and project management, subsea intervention services, nondestructive testing and inspection, manned diving and mobile offshore production systems. We have locations in the U.S. and 17 other countries. Our international operations, principally in the North Sea, West Africa, Brazil, Australia and Asia, accounted for approximately 51% of our revenue, or $881 million, for the year ended December 31, 2007.
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
ROVs. Prior to 1995, we purchased most of our ROVs, which are submersible vehicles operated from the surface and widely used in the offshore oil and gas industry. However, in response to increased demand for more powerful systems operating in deeper water, we expanded our capabilities and established an in-house facility to design and build ROVs to meet the continued expansion of our ROV fleet. In December 2007, we moved our ROV manufacturing operations to a larger facility in Morgan City, LA. This facility consolidated several separate facilities we had in the area. We have built over 200 ROV systems, and we are producing all our new ROVs in-house. For a few years leading into 2005, except for units we have purchased from other ROV operators, we had kept the number of our work-class ROVs at a constant level and built new systems for replacement and upgrade of our existing fleet. In the first quarter of 2004, we completed the acquisition of 34 additional work-class ROVs and related business operations from Stolt Offshore S.A. In the third quarter of 2004, we acquired 10 work-class ROVs and related equipment and business operations in North and South America from Fugro N.V. During the three-year period ended December 31, 2007, in response to increased demand in the deepwater market, we added 64 ROVs, 61 that we built and three that we purchased from another company, and disposed of 22 ROVs.
Subsea Products. Through our Oceaneering Intervention Engineering division, we construct a variety of built-to-order specialty subsea hardware. In 2003, we purchased Rotator AS, a designer and manufacturer of subsea control valves, topside control valves, subsea chemical injection valves and specialty control panels. In 2005, we acquired Grayloc Products, L.L.C. and subsidiary (together, “Grayloc”), an oil and gas industry supplier of high performance clamp connectors used in production manifold, flowline and valve installations. In 2007, we purchased Ifokus Engineering AS, a designer and manufacturer of specialty subsea products, particularly ROV tooling.
Our Multiflex division provides various types of subsea umbilicals. Offshore operators use umbilicals to control subsea wellhead hydrocarbon flow rates, monitor downhole and wellhead conditions and perform chemical injection. They are also used to provide power and additional fluid transfer to other subsea processing hardware, including pumps and gas separation equipment. We entered this market in March 1994 through our purchase of the operating subsidiaries of Multiflex International Inc. During 1998, we constructed an umbilical plant in Brazil and relocated, modernized and increased the capabilities, including the production of steel tube umbilicals, of our umbilical manufacturing facility in Scotland. Both facilities began operations in the first half of 1999. During 2004, we moved our U.S. facility to a new location, which has additional capacity and the capability of producing steel tube umbilicals, and added steel tube capability to our plant in Brazil. In 2006, we increased the thermoplastic umbilical capability at our Scotland facility.
Subsea Projects. Our Subsea Projects segment consists of our subsea installation, inspection, maintenance and repair services in the Gulf of Mexico utilizing vessels, including our Ocean Intervention class vessels, the Ocean Intervention and the Ocean Intervention II, and our specialized diving group. The Ocean Intervention class vessels are equipped with thrusters that allow them to be dynamically positioned, which means they can maintain a constant position at a location without the use of anchors. They are used in pipeline or flowline tie-ins, pipeline crossings and subsea hardware interventions and installations. Both vessels can carry and install coiled tubing or umbilicals required to bring subsea well completions into production (tie-back to production facilities). In 2006, we transferred our vessel The Performer from our Advanced Technologies segment to our Subsea Projects segment. In 2007, we upgraded its dynamic positioning system for deepwater inspection, maintenance and repair projects in the Gulf of Mexico. We occasionally charter vessels from others to augment our fleet. In 2006, we chartered a larger dynamically positioned vessel, the Ocean Intervention III, for three years, with extension options for up to six additional years. The initial three-year term of the charter started in May 2007. We have also chartered the Olympic Intervention IV for an initial term of five years, which we expect to start in the third quarter of 2008. The Olympic Intervention IV will be outfitted with two high-specification work-class ROVs, and we anticipate using the vessel to perform subsea hardware installation and inspection, repair and maintenance projects, and to conduct well intervention services in the ultra-deep waters of the Gulf of Mexico.
Inspection. Our Inspection segment provides nondestructive testing and inspection and integrity management and assessment services. We supply inspection services to customers required to obtain third-party inspections to satisfy contractual structural specifications, internal safety standards or regulatory requirements. In January 2003, we acquired OIS International Inspection plc. This acquisition approximately tripled the size of our Inspection services.
Mobile Offshore Production Systems. We own three mobile offshore production systems:
•	the floating production, storage and offloading system Ocean Producer, which has been operating offshore West Africa since December 1991;

•	the mobile offshore production system Ocean Legend, which has been operating offshore Western Australia since May 2001; and

•	the production barge San Jacinto, which went off contract in July 2007 and is in Indonesia.
In December 2003, we purchased a 50% equity interest in Medusa Spar LLC, which owns 75% of a production spar platform. Medusa Spar LLC’s revenue is derived from processing oil and gas production for a fee based on the volumes processed. The spar is currently located on the Medusa field in the Gulf of Mexico. Medusa Spar LLC has a contract covering production from the Medusa field and other nearby areas. Medusa Spar LLC financed its acquisition of its 75% interest in the production spar platform using approximately 50% debt and 50% equity from its equity holders. The majority working interest owner of the Medusa field has committed to deliver minimum volumes, which we expect will generate sufficient revenue to repay Medusa Spar LLC’s outstanding debt. For additional information regarding our interest in Medusa Spar LLC, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Results of Operations – Other” in Item 7 of Part II of this report.
Advanced Technologies. In August 1992 and May 1993, we purchased two businesses that formed the basis of our Advanced Technologies segment. The first business designed, developed and operated robotic systems and ROVs specializing in non-oilfield markets and provided the basis for our expansion into civil works projects and commercial theme park animation. The second business designed, developed and fabricated spacecraft hardware and high-temperature insulation products. In 2003, we acquired Nauticos Corporation, a provider of marine services support to governmental and commercial customers.
General. We intend to continue our strategy of acquiring, as opportunities arise, additional assets or businesses, to improve our market position or expand into related service and product lines, either directly through merger, consolidation or purchase, or indirectly through joint ventures.
FINANCIAL INFORMATION ABOUT SEGMENTS
For financial information about our business segments, please see the table in Note 6 of the Notes to Consolidated Financial Statements in this report, which presents revenue, income from operations, depreciation and amortization expense, equity earnings of unconsolidated affiliates and capital expenditures for the years ended December 31, 2007, 2006 and 2005, and identifiable assets and goodwill by business segment as of December 31, 2007 and 2006.

DESCRIPTION OF BUSINESS
Oil and Gas
Our Oil and Gas business consists of ROVs, Subsea Products, Subsea Projects, Inspection and Mobile Offshore Production Systems.
ROVs. ROVs are submersible vehicles operated from the surface. We use our ROVs in the offshore oil and gas industry to perform a variety of underwater tasks, including drill support, installation and construction support, pipeline inspection and surveys, and subsea production facility operation and maintenance. ROVs may be outfitted with manipulators, sonar, video cameras, specialized tooling packages and other equipment or features to facilitate the performance of specific underwater tasks. At December 31, 2007, we owned 210 work-class ROVs. We believe we operate the largest fleet of ROVs in the world. We also believe we are the industry leader in providing ROV services for drill support and construction and field maintenance.
ROV revenue:

		Percent
		of Total
	Amount	Revenue
	(in thousands)
Year ended December 31, 2007	$531,381	30%
Year ended December 31, 2006	410,256	32%
Year ended December 31, 2005	315,178	32%
Subsea Products. We construct a variety of built-to-order specialty subsea hardware to ISO 9001 quality requirements. These products include:
•	various types of subsea umbilicals utilizing thermoplastic hoses and steel tubes;

•	installation and workover control systems;

•	ROV tooling and work packages;

•	subsea and topside control valves;

•	subsea chemical injection valves;

•	blowout preventer control systems;

•	production control equipment;

•	clamp connectors; and

•	pipeline repair systems.
We market these products under the trade names Oceaneering Multiflex, Oceaneering Intervention Engineering, Oceaneering Grayloc and Oceaneering Rotator.
Offshore well operators use subsea umbilicals and production control equipment to control subsea wellhead hydrocarbon flow rates, monitor downhole and wellhead conditions and perform chemical injection. They are also used to provide power and additional fluid transfer to other subsea processing hardware, including pumps and gas separation equipment. ROV tooling and work packages provide the operational link between an ROV and permanently installed equipment located on the sea floor. Valves are used to control and meter hydrocarbon production flow rates and to inject chemicals into production streams at the wellhead to enhance well flow characteristics.
Subsea Products revenue:

		Percent
		of Total
	Amount	Revenue
	(in thousands)
Year ended December 31, 2007	$521,937	30%
Year ended December 31, 2006	364,510	29%
Year ended December 31, 2005	239,039	24%

Subsea Projects. We perform subsea intervention and hardware installation services in the Gulf of Mexico from owned and leased multiservice vessels. These services include: subsea well tie-backs; pipeline/flowline tie-ins and repairs; pipeline crossings; umbilical and other subsea equipment installations; subsea intervention; and inspection, repair and maintenance activities.
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
Subsea Projects revenue:

		Percent
		of Total
	Amount	Revenue
	(in thousands)
Year ended December 31, 2007	$257,752	15%
Year ended December 31, 2006	155,046	12%
Year ended December 31, 2005	121,628	12%
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
Inspection revenue:

		Percent
		of Total
	Amount	Revenue
	(in thousands)
Year ended December 31, 2007	$219,686	13%
Year ended December 31, 2006	169,014	13%
Year ended December 31, 2005	154,857	15%
Mobile Offshore Production Systems. We presently own three mobile offshore production systems, the Ocean Legend, the Ocean Producer and the San Jacinto. The San Jacinto is presently idle and most likely will be sold.
We also undertake engineering and project management of projects related to mobile offshore production systems. We have managed the conversion of a jackup to a production unit and in-field life extension and modifications to a floating production storage and offloading system. We also perform engineering studies for customers evaluating field development projects.
We own a 50% equity interest in Medusa Spar LLC, which owns 75% of a production spar platform. Medusa Spar LLC’s revenue is derived from processing oil and gas production for a fee, based on the volumes processed. The spar is currently located on the Medusa field in the Gulf of Mexico. Medusa Spar LLC has a contract covering production from the Medusa field and other nearby areas. We report our interest in this entity’s results in equity earnings of unconsolidated affiliates.

Mobile Offshore Production Systems revenue:

		Percent
		of Total
	Amount	Revenue
	(in thousands)
Year ended December 31, 2007	$50,103	3%
Year ended December 31, 2006	52,931	4%
Year ended December 31, 2005	50,091	5%
Advanced Technologies
Our Advanced Technologies segment provides engineering services and related manufacturing to meet a variety of industrial requirements, including ship and submarine husbandry, search and recovery, maintenance and repair, commercial theme park equipment and engineering services and products for the space industry. We do this in part by extending the use of existing assets and technology developed in oilfield operations to new applications.

We work for customers having specialized requirements in underwater or other hazardous environments outside the oil and gas industry. We provide support for the U.S. Navy, including underwater operations, data analysis, development of ocean-related computer software, and the design and development of new underwater tools and systems. We also install and maintain mechanical systems for the Navy’s surface ships, submarines, piers, offshore structures and moorings. We provide products and services to NASA and aerospace prime contractors and we manage the underwater activities for astronaut training at NASA’s Neutral Buoyancy Laboratory. Our NASA-related activities substantially depend on continued government funding for space programs.

Advanced Technologies revenue:

		Percent
		of Total
	Amount	Revenue
	(in thousands)
Year ended December 31, 2007	$162,221	9%
Year ended December 31, 2006	128,441	10%
Year ended December 31, 2005	117,750	12%
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
In connection with the services we perform in our Oil and Gas business, we generally seek contracts that compensate us on a dayrate basis. Under dayrate contracts, the contractor provides the ROV or vessel and the required personnel to operate the unit and compensation is based on a rate per day for each day the unit is used. The typical dayrate depends on market conditions, the nature of the operations to be performed, the duration of the work, the equipment and services to be provided, the geographical areas involved and other variables. Dayrate contracts may also contain an alternate, lower dayrate that applies when a unit is moving to a new site or when operations are interrupted or restricted by equipment breakdowns, adverse weather or water conditions or other conditions beyond the contractor’s control. Some dayrate contracts provide for revision of the specified dayrates in the event of material changes in the cost of labor or specified items. Sales contracts for our products are generally for a fixed price.
Advanced Technologies. We market our marine services and related engineering services to government agencies, major defense contractors, NASA and NASA prime contractors, and to construction, theme parks and other industrial customers outside the energy sector. We also market to insurance companies, salvage associations and other customers who have requirements for specialized operations in deep water.
Major Customers. Our top five customers in the years ended December 31, 2007, 2006 and 2005 accounted for 36%, 23% and 22%, respectively, of our consolidated revenue. For 2007, all of our top five customers were oil and gas exploration and production companies served by our Oil and Gas business segments. In 2007, BP plc and subsidiaries accounted for 14% of our revenue. For 2006 and 2005, four of our top five customers were oil and gas exploration and production companies served by our Oil and Gas business segments. No single customer accounted for more than 10% of our consolidated revenue in 2006 or 2005. While we do not depend on any one customer, the loss of one of our significant customers could, at least on a short-term basis, have an adverse effect on our results of operations.
RAW MATERIALS
Most of the raw materials we use in our manufacturing operations, such as steel in various forms, electronic components and plastics, are available from many sources, and we do not depend on any single supplier or source for any of our raw materials. However, some components we use to manufacture subsea umbilicals are available from limited sources. While we have not experienced any difficulties in obtaining these materials in the past, there is currently a shortage of the specialty steel tubes we need to manufacture certain of our steel tube umbilicals. That shortage is a result of a general worldwide increase in demand for steel. Additionally, the availability of certain grades of aramid fibers, materials we use in the manufacture of our thermoplastic umbilicals, is limited due to demand for military use. At this point, we do not know how significant or prolonged the current shortages will be. Recently, the lead times between the placement of an order and delivery of these materials have been extended. Any significant, prolonged shortage of these materials could result in increased costs for these materials and delays in our subsea umbilicals manufacturing operations.
COMPETITION
Our businesses operate in highly competitive industry segments.
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
ROVs. We believe we are the world’s largest owner/operator of work-class ROVs employed in oil and gas related operations. We own 210 work-class ROVs, and estimate that this represents 35% of the work-class ROVs utilized in the oil and gas service industry. We compete with several major companies on a worldwide basis and with numerous others operating locally in various areas. We have fewer competitors in deeper water depths, as more sophisticated equipment and technology is needed in deeper water.
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
Subsea Projects. We perform subsea intervention and hardware installation services in the Gulf of Mexico from owned and leased multiservice vessels. We are one of many companies that offer these services. In general, our competitors can move their vessels to the Gulf of Mexico from other locations with relative ease. We also have many competitors in the supply of our commercial diving services to the oil and gas industry in the Gulf of Mexico.

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
Mobile Offshore Production Systems. Although we are one of many companies that offer leased mobile offshore production systems, we believe we are positioned to compete in this market when price is not the determining factor. In the past several years, these services have been provided as more of a commodity, hampering our ability to provide specialized solutions at prices meeting our return objectives.
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
SEASONALITY AND BACKLOG
A material amount of our consolidated revenue is generated from contracts for marine services in the Gulf of Mexico and the North Sea, which are usually more active from April through November compared to the rest of the year. Although most of our ROVs are engaged in providing drill support services, we have increased our ROV activity in offshore construction and production field maintenance. This change has increased the level of seasonality in our ROV operations, with the low point expected to be in the first quarter of the year. Our Inspection segment’s operations remain more active from April through November as compared to the rest of the year. Revenues in our Mobile Offshore Production Systems, Subsea Products and Advanced Technologies segments are generally not seasonal.
The amounts of backlog orders we believed to be firm as of December 31, 2007 and 2006 were as follows (in millions):

	As of December 31, 2007		As of December 31, 2006
	Total	1 + yr*	Total	1 + yr*
Oil and Gas
ROVs	$750	$414	$616	$354
Subsea Products	338	10	359	68
Subsea Projects	72	—	47	—
Inspection	239	64	161	64
Mobile Offshore Production Systems	19	—	41	13

Total Oil and Gas	1,418	488	1,224	499
Advanced Technologies	253	166	48	—

Total	$1,671	$654	$1,272	$499

*	Represents amounts that were not expected to be performed within one year.
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

REGULATION
Our operations are affected from time to time and in varying degrees by foreign and domestic political developments and foreign, federal and local laws and regulations, including those relating to:
•	construction and equipping of offshore production and other marine facilities;

•	marine vessel safety;

•	protection of the environment;

•	workplace health and safety;

•	taxation of foreign earnings and earnings of expatriate personnel; and

•	currency conversion and repatriation.
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
Environmental laws and regulations that apply to our operations include the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act (each, as amended) and similar laws that provide for responses to, and liability for, releases of hazardous substances into the environment. Environmental laws and regulations also include similar foreign, state or local counterparts to the above-mentioned federal laws, which regulate air emissions, water discharges, hazardous substances and waste, and require public disclosure related to the use of various hazardous substances. Our operations are also governed by laws and regulations relating to workplace safety and worker health, primarily, in the U.S., the Occupational Safety and Health Act and regulations promulgated thereunder.
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
While not a legal requirement, within our Oil and Gas business we maintain various quality management systems. Our quality management systems in the United Kingdom and Norway are registered as being in conformance with ISO 9001:2000 and cover all our Oil and Gas products and services. The quality management systems of our Remotely Operated Vehicle operations in Brazil and Canada are registered to be in compliance with ISO 9001:2000. The quality management systems of our Subsea Products segment are also registered to be in conformance with ISO 9001:2000. The quality management systems of the Oceaneering Space Systems, Oceaneering Technologies and Marine Services units of our Advanced Technologies segment are also ISO 9001:2000 registered. ISO 9001 is an internationally recognized system for quality management established by the International Standards Organization, and the 2000 edition emphasizes customer satisfaction and continual improvement.
EMPLOYEES
As of December 31, 2007, we had approximately 7,500 employees. Our workforce varies seasonally and peaks during the summer months. Approximately 5% of our employees are represented by unions. We consider our relations with our employees to be satisfactory.

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS
For financial information about our geographic areas of operation, please see the table in Note 6 of the Notes to Consolidated Financial Statements in this report, which presents revenue and long-lived assets attributable to each of our geographic areas for the years ended December 31, 2007, 2006 and 2005. For a discussion of risks attendant to our foreign operations, see the discussion in Item 1A, “Risk Factors” under the heading “Our international operations involve additional risks not associated with domestic operations.”
AVAILABLE INFORMATION
Our Web site address is www.oceaneering.com. We make available through this Web site under “Investor Relations — SEC Financial Reports,” free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports and Section 16 filings by our directors and executive officers as soon as reasonably practicable after we, or our executive officers or directors, as the case may be, electronically file those materials with, or furnish those materials to, the SEC. You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information regarding the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a Web site, www.sec.gov, that contains reports, proxy and other information statements, and other information regarding issuers that file electronically with the SEC.
We have adopted, and posted on our Web site: our corporate governance guidelines; a code of ethics for our Chief Executive Officer and Senior Financial Officers; and charters for the Audit, Nominating and Corporate Governance and Compensation Committees of our Board of Directors.
EXECUTIVE OFFICERS OF THE REGISTRANT.
Executive Officers. The following information relates to our executive officers as of February 22, 2008:

			OFFICER	EMPLOYEE
NAME	AGE	POSITION	SINCE	SINCE

T. Jay Collins	61	President and Chief Executive	1993	1993
		Officer and Director

M. Kevin McEvoy	57	Executive Vice President	1990	1979

Marvin J. Migura	57	Senior Vice President and	1995	1995
		Chief Financial Officer

George R. Haubenreich, Jr.	60	Senior Vice President, General	1988	1988
		Counsel and Secretary

Philip D. Gardner	57	Senior Vice President - Subsea	2006	2004
		Products

W. Cardon Gerner	53	Vice President and Chief	2006	2006
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
T. Jay Collins, President and Chief Executive Officer, joined Oceaneering in 1993 as Senior Vice President and Chief Financial Officer. In 1995, he was appointed Executive Vice President – Oilfield Marine Services. He was appointed our President and Chief Operating Officer in 1998 and our Chief Executive Officer in 2006. He was elected a director of Oceaneering in March 2002.

M. Kevin McEvoy, Executive Vice President, joined Oceaneering in 1984 when we acquired Solus Ocean Systems, Inc. Since 1984, he has held various senior management positions in each of our operating groups. He was appointed a Vice President in 1990, a Senior Vice President in 1998 and Executive Vice President in 2006.
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
W. Cardon Gerner, Vice President and Chief Accounting Officer, joined Oceaneering in September 2006. From 1999 to 2006, he held various financial positions with Service Corporation International, a global provider of death-care services, serving as Vice President Accounting from 2002 to 2006. He also served as Senior Vice President and Chief Financial Officer of Equity Corporation International 1995 to 1999. He is a Certified Public Accountant.
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
We derive most of our revenue from customers in the offshore oil and gas exploration, development and production industry. The offshore oil and gas industry is a historically cyclical industry characterized by significant changes in the levels of exploration and development activities. Oil and gas prices, and market expectations of potential changes in those prices, significantly affect the levels of those activities. Worldwide political, economic and military events have contributed to oil and gas price volatility and are likely to continue to do so in the future. Any prolonged reduction in the overall level of offshore oil and gas exploration and development activities, whether resulting from changes in oil and gas prices or otherwise, could materially and adversely affect our financial condition and results of operations in our segments within our Oil and Gas business. Some factors that have affected and are likely to continue affecting oil and gas prices and the level of demand for our services and products include the following:
•	worldwide demand for oil and gas;

•	general economic and business conditions and industry trends;

•	delays in deliveries of deepwater drilling rigs;

•	the ability of the Organization of Petroleum Exporting Countries, or OPEC, to set and maintain production levels and pricing;

•	the level of production by non-OPEC countries;

•	domestic and foreign tax policy;

•	laws and governmental regulations that restrict exploration and development of oil and gas in various offshore jurisdictions;

•	rapid technological changes;

•	the political environment of oil-producing regions;

•	the price and availability of alternative fuels; and

•	overall economic conditions.
Our international operations involve additional risks not associated with domestic operations.
A significant portion of our revenue is attributable to operations in foreign countries. These activities accounted for approximately

51% of our consolidated revenue in the year ended December 31, 2007. Risks associated with our operations in foreign areas include risks of:
•	war and civil disturbances or other risks that may limit or disrupt markets;

•	expropriation, confiscation or nationalization of assets;

•	renegotiation or nullification of existing contracts;

•	foreign exchange restrictions;

•	foreign currency fluctuations;

•	foreign taxation;

•	the inability to repatriate earnings or capital;

•	changing political conditions;

•	changing foreign and domestic monetary policies;

•	social, political, military and economic situations in foreign areas where we do business and the possibilities of war, other armed conflict or terrorist attacks; and

•	regional economic downturns.
Additionally, in some jurisdictions we are subject to foreign governmental regulations favoring or requiring the awarding of contracts to local contractors or requiring foreign contractors to employ citizens of, or purchase supplies from, a particular jurisdiction. These regulations may adversely affect our ability to compete.
Our exposure to the risks we described above varies from country to country. In recent periods, political instability and civil unrest in West Africa, particularly Nigeria, and Indonesia have been our greatest concerns. There is a risk that a continuation or worsening of these conditions could materially and adversely impact our future business, operations, financial condition and results of operations. Of our total consolidated revenue for the year ended December 31, 2007, we generated approximately 13% from our operations in West Africa.
Our backlog is subject to unexpected adjustments and cancellations and is, therefore, an uncertain indicator of our future revenues and earnings.
There can be no assurance that the revenues projected in our backlog will be realized or, if realized, will result in profits. Because of potential changes in the scope or schedule of our customers’ projects, we cannot predict with certainty when or if backlog will be realized. In addition, even where a project proceeds as scheduled, it is possible that contracted parties may default and fail to pay amounts owed to us. Material delays, cancellations or payment defaults could materially affect our financial condition, results of operations and cash flows.
Reductions in our backlog due to cancellation by a customer or for other reasons would adversely affect, potentially to a material extent, the revenues and earnings we actually receive from contracts included in our backlog. Some of the contracts in our backlog provide for cancellation fees in the event customers cancel projects. These cancellation fees usually provide for reimbursement of our out-of-pocket costs, revenues for work performed prior to cancellation and a varying percentage of the profits we would have realized had the contract been completed. Many of our ROV contracts have 30-day notice termination clauses. We typically have no contractual right upon cancellation to the total revenues reflected in our backlog. If we experience significant project terminations, suspensions or scope adjustments to contracts reflected in our backlog, our financial condition, results of operations and cash flows may be adversely impacted.
Our business strategy contemplates future acquisitions. Acquisitions of other businesses or assets present various risks and uncertainties.
We may pursue growth through the acquisition of businesses or assets that will enable us to broaden our product and service offerings and expand into new markets. We may be unable to implement this element of our growth strategy if we cannot identify suitable businesses or assets, reach agreement on potential strategic acquisitions on acceptable terms or for other reasons. Moreover, acquisitions involve various risks, including:
•	difficulties relating to the assimilation of personnel, services and systems of an acquired business and the assimilation of marketing and other operational capabilities;

•	challenges resulting from unanticipated changes in customer relationships subsequent to acquisition;

•	additional financial and accounting challenges and complexities in areas such as tax planning, treasury management, financial reporting and internal controls;

•	assumption of liabilities of an acquired business, including liabilities that were unknown at the time the acquisition transaction was negotiated;

•	diversion of management’s attention from day-to-day operations;

•	failure to realize anticipated benefits, such as cost savings and revenue enhancements;

•	potentially substantial transaction costs associated with acquisitions; and

•	potential impairment resulting from the overpayment for an acquisition.
Future acquisitions may require us to obtain additional equity or debt financing, which may not be available on attractive terms. Moreover, to the extent an acquisition transaction financed by non-equity consideration results in goodwill, it will reduce our tangible net worth, which might have an adverse effect on credit availability.
Additionally, an acquisition may bring us into businesses we have not previously conducted and expose us to additional business risks that are different from those we have previously experienced.
The loss of the services of one or more of our key personnel, or our failure to attract, assimilate and retain trained personnel in the future, could disrupt our operations and result in loss of revenues.
Our success depends on the continued active participation of our executive officers and key operating personnel. The unexpected loss of the services of any one of these persons could adversely affect our operations.
Our operations require the services of employees having the technical training and experience necessary to obtain the proper operational results. As a result, our operations depend, to a considerable extent, on the continuing availability of such personnel. If we should suffer any material loss of personnel to competitors or be unable to employ additional or replacement personnel with the requisite level of training and experience to adequately operate our equipment, our operations could be adversely affected. While we believe our wage rates are competitive and our relationships with our employees are satisfactory, a significant increase in the wages paid by other employers could result in a reduction in our workforce, increases in wage rates, or both. If either of these events occurred for a significant period of time, our financial condition and results of operations could be adversely impacted.
We may not be able to compete successfully against current and future competitors.
Our businesses operate in highly competitive industry segments. Some of our competitors or potential competitors have greater financial or other resources than we have. Our operations may be adversely affected if our current competitors or new market entrants introduce new products or services with better features, performance, prices or other characteristics than those of our products and services. This factor is significant to our segments’ businesses, particularly in the segments within our Oil and Gas business, where capital investment is critical to our ability to compete.
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
Our business is affected by changes in public policy and by federal, state, local and foreign laws and regulations relating to the offshore oil and gas industry. Offshore oil and gas exploration and production operations are affected by tax, environmental, safety and other laws, by changes in those laws, application or interpretation of existing laws, and changes in related administrative regulations. It is also possible that these laws and regulations may in the future add significantly to our operating costs or those of our customers or otherwise directly or indirectly affect our operations.
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
Oil and Gas. In general, our ROV, Subsea Projects and Inspection segments share facilities. Our location in Morgan City, Louisiana is the largest of these facilities and consists of ROV manufacturing and training facilities, vessel docking facilities, open and covered warehouse space and offices. The Morgan City facilities primarily support operations in the U.S. As a result of increased demand for our services in the Gulf of Mexico over the last three years, we built a new, larger facility in Morgan City, completed in 2007, that consolidated several separate facilities in the area. We have regional support offices for our North Sea, West Africa and Southeast Asia operations in Aberdeen, Norway, Dubai and Singapore. We also have operational bases in various other locations, the most significant of which are in Angola and Nigeria.
We use workshop and office space in Houston, Texas in both our Subsea Products and Mobile Offshore Production Systems business segments. Our manufacturing facilities for our Subsea Products segment are located in or near: Houston, Texas; Panama City, Florida; Edinburgh, Scotland; Nodeland, Norway; and Rio de Janeiro, Brazil. Each of these manufacturing facilities is suitable for its intended purpose and has sufficient capacity to respond to increases in demand for our subsea products that may be reasonably anticipated in the foreseeable future. The Panama City, Florida facility was completed in 2004, and has since added the additional capability to produce steel tube umbilicals. We also added steel tube capability to our plant in Brazil during 2004 and significantly increased our thermoplastic capability in Scotland in 2006. Operations of the mobile offshore production unit Ocean Producer are supported through our office in Houston. Operations of the Ocean Legend are supported from our office in Perth, Australia.
Our principal manufacturing facilities are located on properties we own or hold under a long-term lease, expiring in 2014. The other facilities we use in our Oil and Gas business segments are on properties we lease.
Advanced Technologies. Our primary facilities for our Advanced Technologies segment are leased offices and workshops in Hanover, Maryland. We have regional support offices in Chesapeake, VA; Pearl Harbor, HI; and San Diego, CA, which support our services for the U.S. Navy. We also have an office in Orlando, FL, which supports our commercial theme park animation activities, and facilities in Houston, Texas, which primarily support our space industry activities.
ITEM 3.    LEGAL PROCEEDINGS.
In the ordinary course of business, we are subject to actions for damages alleging personal injury under the general maritime laws of the U.S., including the Jones Act, for alleged negligence. We report actions for personal injury to our insurance carriers and believe that the settlement or disposition of those claims will not have a material adverse effect on our financial position, cash flow or results of operations.
ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
No matter was submitted to a vote of our security holders, through the solicitation of proxies or otherwise, during the last three months of the year ended December 31, 2007.
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
In addition, various statements this report contains, including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, are forward-looking statements. Those forward-looking statements appear in Part I of this report in Item 1 – “Business,” Item 2 – “Properties” and Item 3 – “Legal Proceedings” and in Part II of this report in Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Item 7A – “Quantitative and Qualitative Disclosures About Market Risk” and in the Notes to Consolidated Financial Statements incorporated into Item 8 and elsewhere in this report. These forward-looking statements speak only as of the date of this report, we disclaim any obligation to update these statements, and we caution you not to rely unduly on them. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks, contingencies and uncertainties relate to, among other matters, the following:
•	worldwide demand for oil and gas;

•	the continued availability of qualified personnel;

•	general economic and business conditions and industry trends;

•	the highly competitive nature of our businesses;

•	decisions about offshore developments to be made by oil and gas companies;

•	the increased use of subsea completions and our ability to capture associated market share;

•	the continued strength of the industry segments in which we are involved;

•	the levels of oil and gas production to be processed by the Medusa field production spar platform;

•	our future financial performance, including availability, terms and deployment of capital;

•	our ability to obtain raw materials and parts on a timely basis;

•	operating risks normally incident to offshore exploration, development and production operations;

•	hurricanes and other adverse weather conditions;

•	general economic and business conditions and industry trends;

•	delays in deliveries of deepwater drilling rigs;

•	cost and time associated with drydocking of our vessels;

•	changes in, or our ability to comply with, government regulations, including those relating to the environment;

•	rapid technological changes; and

•	social, political, military and economic situations in foreign countries where we do business and the possibilities of war, other armed conflicts or terrorist attacks.
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
Our common stock is listed on the New York Stock Exchange under the symbol OII. We submitted to the New York Stock Exchange during 2007 a certification of our Chief Executive Officer regarding compliance with the Exchange’s corporate governance listing standards. We also included as exhibits to this annual report on Form 10-K, as filed with the SEC, the certifications of our Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002.
In June 2006, we effected a two-for-one stock split in the form of a stock dividend. All historical share and per share data in this annual report on Form 10-K reflect this stock split.
The following table sets out, for the periods indicated, the high and low sales prices for our common stock as reported on the New York Stock Exchange (consolidated transaction reporting system):

	2007		2006
	High	Low	High	Low
For the quarter ended:
March 31	$43.64	$35.40	$30.06	$25.05
June 30	54.08	42.10	45.85	27.55
September 30	76.85	52.03	47.23	27.80
December 31	85.88	62.07	46.91	28.73
On February 15, 2008, there were 356 holders of record of our common stock. On that date, the closing sales price, as quoted on the New York Stock Exchange, was $64.19. We have not made any common stock dividend payments since 1977, and we currently have no plans to pay cash dividends. Our credit agreements contain restrictions on the payment of dividends. See Note 4 of Notes to Consolidated Financial Statements included in this report.
We did not repurchase any shares of our common stock in 2007 or 2006.
EQUITY COMPENSATION PLAN INFORMATION
The following presents equity compensation plan information as of December 31, 2007:

			Number of securities remaining
	Number of securities to	Weighted-average	available for future issuance
	be issued upon exercise	exercise price of	under equity compensation
	of outstanding options,	outstanding options,	plans (excluding securities
Plan Category	warrants and rights	warrants and rights	reflected in the first column)
Equity compensation plans approved by security holders	101,000	$15.98	2,010,317
Equity compensation plans not approved by security holders	185,000	$14.97	—

Total	286,000	$15.32	2,010,317

At December 31, 2007, there were: (1) no shares of Oceaneering common stock under equity compensation plans not approved by security holders available for grant; and (2) 2,010,317 shares of Oceaneering common stock under equity compensation plans approved by security holders available for grant, in the form of stock options, stock appreciation rights or stock awards, subject to no more than a remaining 732,817 shares being used for awards other than stock options or stock appreciation rights to employees and nonemployee directors of Oceaneering. In light of the expense recognition requirements adopted by the Financial Accounting Standards Board effective as of January 1, 2006, the Compensation Committee of our Board of Directors has expressed its intention to refrain from using stock options as a component of employee compensation for our executive officers and other employees for the foreseeable future. Additionally, our Board of Directors has expressed its intention to refrain from using stock options as a component of nonemployee director compensation for the foreseeable future. For a description of the material features of each of these plans, see Note 8 of Notes to Consolidated Financial Statements.

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

	Year Ended December 31,
(in thousands, except per share amounts)	2007	2006	2005	2004	2003

Revenue	$1,743,080	$1,280,198	$998,543	$780,181	$639,249
Cost of services and products	1,329,795	984,077	819,263	648,378	528,465

Gross margin	413,285	296,121	179,280	131,803	110,784
Selling, general and administrative expense	123,662	101,785	85,211	67,939	56,787

Income from operations	$289,623	$194,336	$94,069	$63,864	$53,997

Net income	$180,374	$124,494	$62,680	$40,300	$29,301
Diluted earnings per share	3.24	2.26	1.17	0.78	0.60
Depreciation and amortization	93,776	80,456	79,613	65,619	56,963
Capital expenditures, including business acquisitions	233,795	193,842	142,269	153,184	100,370
Other Financial Data:

	As of December 31,
(in thousands, except ratios)	2007	2006	2005	2004	2003

Working capital ratio	1.98	1.87	1.77	1.62	1.69
Working capital	$331,594	$243,939	$171,566	$106,204	$91,793
Total assets	1,531,440	1,242,022	989,568	819,664	662,856
Long-term debt	200,000	194,000	174,000	142,172	122,324
Shareholders’ equity	915,310	696,764	536,118	454,437	359,375
ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.
All statements in this annual report on Form 10-K, other than statements of historical facts (including, without limitation, statements regarding:
•	our business strategy;

•	our plans for future operations;

•	industry conditions;

•	our expectations about 2008 revenue growth, net income and segment operating results, and the factors underlying those expectations, including our expectation that the demand for our deepwater oilfield services and products will remain high as a result of the factors we specify in the “Executive Overview” below;

•	projections relating to subsea tree orders and industry-wide umbilical orders for 2008;

•	the adequacy of our working capital and cash flows to support our operations and ongoing annual cash requirements, including debt service;

•	the adequacy of our accruals for uninsured expected liabilities from workers’ compensation, maritime employer’s liability and general liability claims;

•	our expectations about the profit contribution and cash flows from our investment in Medusa Spar LLC, and the factors underlying those expectations;

•	our expectations regarding inspection and repair work for 2008 made necessary by hurricanes;

•	our backlog; and

•	our belief relating to our total unrecognized tax benefits)
are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to various risks, uncertainties and assumptions, including those we refer to under the headings “Risk Factors” and “Cautionary Statement Concerning Forward-Looking Statements” in Part I of this report. Although we believe that the expectations reflected in such forward-looking statements are reasonable, because of the inherent limitations in the forecasting process, as well as the relatively volatile nature of the industries in which we operate, we can give no assurance that those expectations will prove to have been correct. Accordingly, evaluation of our future prospects must be made with caution when relying on forward-looking information.
Executive Overview
The table that follows sets out our revenue and profitability for the years ended December 31, 2007, 2006 and 2005.

	Year Ended December 31,
(dollars in thousands)	2007	2006	2005

Revenue	$1,743,080	$1,280,198	$998,543
Gross Margin	413,285	296,121	179,280
Gross Margin %	24%	23%	18%
Operating Income	289,623	194,336	94,069
Operating Income %	17%	15%	9%
Net Income	180,374	124,494	62,680
We generate approximately 90% of our revenue, and 95% of our operating income, from our services and products provided to the oil and gas industry. In 2007, we increased revenue by 36%, led by our Subsea Projects (up 66%), Subsea Products (up 43%) and ROV (up 30%) segments. Our Subsea Projects segment, which operates only in the Gulf of Mexico, continued to benefit from performing more hurricane damage-related work, as we placed a new saturation diving system into service and chartered two vessels and a barge to augment our existing vessel fleet. Our Subsea Products segment revenue increased from sales of Oceaneering Intervention Engineering specialty subsea products and umbilicals. Our ROV segment increase was a result of an improvement in average revenue per day-on-hire and growth in days on hire for our expanded work-class fleet.
The $180 million consolidated net income we earned in 2007 was the highest in our history. The $56 million increase in 2007 results was attributable to higher profit contributions from our Subsea Products, ROV and Subsea Projects segments, with each setting annual profit records. The Subsea Products and ROV improvements reflect our strategic focus on deepwater and subsea completion activity. Our Subsea Projects increase was due to demand increases for hurricane damage-related projects.
In 2007, we invested in the following major capital projects:
•	additions of work-class ROVs, including 31 placed into service during the year;

•	expenditures to increase capacity at our Subsea Products manufacturing facilities;

•	purchase of Norway-based Ifokus Engineering AS, a designer and manufacturer of specialty subsea products;

•	completion of construction of a saturation diving system for our Subsea Projects segment to meet growing demand; and

•	completion of upgrades of the dynamic positioning system of our vessel, The Performer.
For 2008, we expect the demand for our deepwater oilfield services and products will remain high. We believe this will be driven by continued high crude oil prices, limited non-OPEC supply growth, rapid reservoir depletion rates and increasing hydrocarbon demand. We believe the trend for our customers to increasingly invest in deepwater projects will continue.
We expect our 2008 earnings to grow about 15% over 2007, led by increases in operating income in our Subsea Products and ROV segments.
We believe that growth in our Subsea Products segment will be driven by a rise in the use of subsea completions. Historically, there has been a strong correlation between the number of annual subsea tree orders and the follow-on orders for umbilicals and other subsea specialty products that we provide.

According to industry data, there were less than 600 subsea completion installations before 1990 and approximately 1,100 in the decade of the 1990s. It is currently projected that there will be that there will be approximately 3,300 subsea completion installations in the decade of the 2000s.
According to publicly available information published by Quest Offshore Resources, Inc., the projected global market for subsea tree orders in 2008 will be over 390 trees, down from 452 trees in 2007. Industry-wide umbilical orders in 2008 are forecast to increase to around 1,170 miles, up over 55% from approximately 755 miles in 2007. Quest attributes the expected rise in 2008 subsea umbilical orders, despite a lower subsea tree order forecast, to:
•	a carryover of demand for umbilicals for trees ordered in prior years, as umbilical orders are being placed closer to tree installation dates; and

•	an anticipated increase in the average distance between subsea trees and the host platforms.
With our expanded steel tube and thermoplastic umbilical manufacturing capacities, we are well positioned to secure a share of this work.
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

	2007	2006	2005
Average number of floating rigs in use	196	191	175
ROV days-on-hire (in thousands)	63	56	52
ROV utilization	87%	85%	83%
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
We account for significant fixed-price contracts, which we enter into mainly in our Subsea Products and Advanced Technologies segments, and occasionally in our Subsea Projects segment, using the percentage-of-completion method. In 2007, we accounted for 14% of our revenue using the percentage-of-completion method. In determining whether a contract should be accounted for using the percentage-of-completion method, we consider whether:
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
We charge the costs of repair and maintenance of property and equipment to operations as incurred, while we capitalize the costs of improvements. In September 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. AUG AIR-1, Accounting for Planned Major Maintenance Activities. This Staff Position prohibits companies from recognizing planned major maintenance costs by accruing a liability over several reporting periods before the maintenance is performed — the accrue-in-advance method. We previously used the accrue-in-advance method for anticipated drydocking of our vessels. This Staff Position was effective for us beginning January 1, 2007, and we have since charged drydocking expenses to the income statement as incurred. There was no material effect on our financial statements from the change.
Goodwill. We account for acquisitions using the purchase method of accounting, with the purchase price being allocated to the net assets acquired based on their fair market values at the date of acquisition. In accordance with the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, we test the goodwill attributable to each of our reporting units for impairment. We estimate fair value of the reporting units using discounted cash flow methodologies and market comparable information.
Loss Contingencies. We self-insure for workers’ compensation, maritime employer’s liability and comprehensive general liability claims to levels we consider financially prudent and carry insurance for exposures beyond the self-insurance levels, which can be by occurrence or in the aggregate. We determine the level of accruals by reviewing our historical experience and current year claim activity. We do not record accruals on a present-value basis. We review larger claims with insurance adjusters and establish specific reserves for known liabilities. We establish an additional reserve for incidents incurred but not reported to us for each year using our estimates and based on prior experience. We believe we have established adequate accruals for uninsured expected liabilities arising from those obligations. However, it is possible that future earnings could be affected by changes in our estimates relating to these matters.
We are involved in various claims and actions against us, most of which are covered by insurance. We believe that our ultimate liability, if any, that may result from these claims and actions will not materially affect our financial position, cash flows or results of operations.
Income Taxes. Effective January 1, 2007, we adopted FASB Interpretation Number (“FIN”) 48, Accounting for Uncertainty in Income Taxes. This interpretation clarifies the criteria for recognizing income tax benefits under Statement of Financial Accounting Standards (“SFAS”) No. 109, and requires disclosures about uncertain tax positions. Under FIN 48, the financial statement recognition of the benefit for a tax position depends on the benefit being more likely than not to be sustainable upon audit by the applicable taxing authority. If this threshold is met, the tax benefit is then measured and recognized at the largest amount that is greater than 50 percent likely of being realized upon ultimate settlement. We made an adjustment of $1.6 million to reduce our retained earnings as of January 1, 2007 to record the effect of our adoption of this interpretation.
We account for any applicable interest and penalties on uncertain tax positions as a component of our provision for income taxes on our financial statements. We charged $0.4 million to income tax expense in 2007 for penalties and interest for uncertain tax positions, which brought our total liabilities for penalties and interest on uncertain tax positions to $2.8 million on our balance sheet at December 31, 2007. Including penalties and interest, we have accrued a net total of $5.8 million in the caption “other long-term liabilities” on our balance sheet for unrecognized tax benefits. All additions or reductions to those liabilities affect our effective income tax rate in the periods of change.

We do not believe that the total of unrecognized tax benefits will significantly increase or decrease in the next 12 months.
Our tax provisions are based on our expected taxable income, statutory rates and tax-planning opportunities available to us in the various jurisdictions in which we operate. Determination of taxable income in any jurisdiction requires the interpretation of the related tax laws. We are at risk that a taxing authority’s final determination of our tax liabilities may differ from our interpretation. Our effective tax rate may fluctuate from year to year as our operations are conducted in different taxing jurisdictions, the amount of pre-tax income fluctuates and our estimates regarding the realizability of items such as foreign tax credits may change. In 2007, 2006 and 2005, we recorded reductions of income tax expense of $1.1 million, $1.3 million and $1.8 million, respectively, resulting from the resolution of uncertain tax positions related to certain tax liabilities we recorded in prior years. Current income tax expense represents either nonresident withholding taxes or the liabilities expected to be reflected on our income tax returns for the current year, while the net deferred income tax expense or benefit represents the change in the balance of deferred tax assets or liabilities as reported on our balance sheet.
We establish valuation allowances to reduce deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized in the future. We currently have no valuation allowances. While we have considered estimated future taxable income and ongoing prudent and feasible tax-planning strategies in assessing the need for the valuation allowances, changes in these estimates and assumptions, as well as changes in tax laws, could require us to adjust the valuation allowances for our deferred tax assets. These adjustments to the valuation allowance would impact our income tax provision in the period in which such adjustments are identified and recorded.
For a summary of our major accounting policies and a discussion of recently adopted accounting standards, please read Note 1 to our Consolidated Financial Statements.
Liquidity and Capital Resources
We consider our liquidity and capital resources adequate to support our operations and internally generated growth initiatives. At December 31, 2007, we had working capital of $332 million, including cash and cash equivalents of $27 million. Additionally, we had $160 million available under our revolving credit facility, which currently extends to January 2012. At December 31, 2007, our debt-to-total capitalization ratio was 18%.
We expect our operating cash flow to meet our ongoing annual cash requirements, including debt service, for the foreseeable future. Our net cash provided by operating activities was $209 million, $151 million and $94 million for the years ended December 31, 2007, 2006 and 2005, respectively.
Our capital expenditures, including business acquisitions, for the years ended December 31, 2007, 2006 and 2005 were $234 million, $194 million and $142 million, respectively. Capital expenditures in 2007 included expenditures for: additions and upgrades to our ROV fleet; the purchase of Norway-based Ifokus Engineering AS (“Ifokus”), a designer and manufacturer of specialty subsea products, for $20 million; vessel upgrades; the acquisition of a small inspection company in the United Kingdom; and facility expansions in the United Kingdom, Norway, Morgan City, LA and Houston. Our facility expansions in the United Kingdom, Norway and Houston relate to our Subsea Products manufacturing operations, and our Morgan City expansion supports our ROV and Subsea Projects operations.
Our capital expenditures during 2007 included $122 million in our ROV segment, principally for additions and upgrades to our ROV fleet to expand the fleet and replace units we retired and for facilities infrastructure to support our growing ROV fleet size. We plan to continue adding ROVs at levels we determine appropriate to meet market opportunities as they arise. We added 31 ROVs to our fleet and disposed of seven units during the year ended December 31, 2007, resulting in a total of 210 systems in the fleet. We have chartered the Ocean Intervention III from another party for an initial term of three years, which began in May 2007, with extension options for up to six additional years. The Ocean Intervention III is equipped with two of our work-class ROVs. We obtained a one-year contract for the vessel, with customer options for up to two additional one-year periods, to work on shallow water hurricane damage-related projects in the Gulf of Mexico. We have received notice that the customer has declined to exercise the extension options, and we now plan to utilize the Ocean Intervention III on deepwater projects after it has completed its current commitment. We have also chartered the Olympic Intervention IV for an initial term of five years, which we anticipate will begin in the third quarter of 2008. The Olympic Intervention IV will be outfitted with two high-specification work-class ROVs, and we anticipate using the vessel to perform subsea hardware installation and inspection, repair and maintenance projects, and to conduct well intervention services in the ultra-deep waters of the Gulf of Mexico.
Our capital expenditures during 2006 included $113 million in our ROV segment, principally for additions and upgrades to our ROV fleet to expand the fleet and replace units we retired and for facilities infrastructure. In 2006, we commenced improvements in our Subsea Products facilities, including the addition of equipment to increase manufacturing capacity at our umbilical plant in the U.K.

and our subsea valve facility in Norway and purchased an oil tanker for possible future conversion to a mobile offshore production and storage system in the event we obtain a suitable contract. We also began upgrades to a dynamically positioned vessel and began construction of a saturation diving system to meet demand in our Subsea Projects segment.
Our capital expenditures during 2005 included the acquisition of Grayloc for $42 million and additions to our ROV fleet to replace units we retired and to increase the number of units.
In September 2002, our Board of Directors approved a plan to repurchase up to 6,000,000 shares of our common stock, subject to a $75 million aggregate purchase price limitation. Under this plan, we repurchased 1,795,600 shares of common stock through the year ended December 31, 2007, at a total cost of $20.1 million. We have not repurchased any shares of common stock since 2003. Through December 31, 2007, we had reissued all of these shares as contributions to our 401(k) plan or for exercised stock options under our incentive plans. For a description of our incentive plans, please read Note 8 to our Consolidated Financial Statements.
We have not guaranteed any debt not reflected on our consolidated balance sheet. In December 2003, we acquired a 50% interest in Medusa Spar LLC. At formation, Medusa Spar LLC borrowed $84 million, or approximately 50% of its total capitalization, from a group of banks. The balance of the bank loan at December 31, 2007 was $22 million, and it requires scheduled quarterly payments through 2009. The bank loan is secured by minimum throughput guarantees by the other investors in Medusa Spar LLC. We expect the minimum throughput guarantees will generate sufficient revenue for Medusa Spar LLC to repay the bank loan. We are under no obligation to provide Medusa Spar LLC or the banks with additional funds to repay the loan. At December 31, 2007, Medusa Spar LLC had $18 million of cash and cash equivalents on its balance sheet. The majority of the cash flow generated by Medusa Spar LLC will continue to be used to repay the bank loan until the loan is retired. After that, the cash flow from Medusa Spar LLC will be available for distribution to the equity holders. We received $3.4 million, $5.4 million and $2.3 million of cash distributions from Medusa Spar LLC and recognized $3.8 million, $11.2 million and $10.1 million of equity in the earnings of Medusa Spar LLC in 2007, 2006 and 2005, respectively. Medusa Spar LLC is a variable interest entity under FIN 46R, Consolidation of Variable Interest Entities. As we are not the primary beneficiary of Medusa Spar LLC, we are accounting for our investment in Medusa Spar LLC using the equity method of accounting. At December 31, 2007, our investment in Medusa Spar LLC was $63 million.
Our principal source of cash from operating activities is our net income, adjusted for the non-cash expenses of depreciation and amortization and noncash compensation under our restricted stock plans. Our $209 million, $151 million and $94 million of cash provided from operating activities in 2007, 2006 and 2005, respectively, were net of increases of $55 million, $46 million and $57 million, respectively, in accounts receivable and increases of $91 million, $84 million and $37 million, respectively, in inventory and other current assets. The increases in accounts receivable were due to increases in revenue in the fourth quarter of the respective year as compared to the fourth quarter of the preceding year. The increases in inventory and other current assets principally related to raw materials and ROV parts. The raw materials increases related to preparations for building goods in our Subsea Products segment, which experienced a revenue increase of 43% in 2007, and we anticipate continued revenue growth in 2008. The increases in ROV parts inventory related to equipment waiting for assembly into ROVs to be placed in service in the succeeding year and increases in parts to be used for servicing our growing ROV fleet.
In 2007, we used $227 million in investing activities, including $122 million to modernize and add additional units to our ROV fleet, $66 million to add capacity to our Subsea Products facilities, including our acquisition of Ifokus for $20 million. In 2006, we used $187 million in investing activities, including $113 million to modernize and add additional units to our ROV fleet and $38 million to add capacity to our Subsea Products facilities. In 2005, we used $139 million in investing activities, including $46 million related to business acquisitions, primarily Grayloc, and $56 million to modernize and add additional units and equipment to our ROV business.
In 2007, 2006 and 2005, we received $5 million, $8 million and $23 million, respectively, in cash flow from financing activities as proceeds from the sale of our common stock, primarily pursuant to the exercise of employee stock options. In addition, in 2007, 2006 and 2005, we received $8 million, $7 million and $6 million, respectively, of excess tax benefit realized from tax deductions in excess of financial statement expense related to our stock-based compensation plans.
Because of our significant foreign operations, we are exposed to currency fluctuations and exchange risks. We generally minimize these risks primarily through matching, to the extent possible, revenue and expense in the various currencies in which we operate. Cumulative translation adjustments as of December 31, 2007 relate primarily to our permanent investments in and loans to our foreign subsidiaries. See Item 7A — “Quantitative and Qualitative Disclosures About Market Risk.” Inflation has not had a material effect on our revenue or income from operations in the past three years, and no such effect is expected in the near future.

Results of Operations
Information on our business segments is shown in Note 6 of the Notes to Consolidated Financial Statements included in this report.
Oil and Gas. The table that follows sets out revenue and profitability for the business segments within our Oil and Gas business for the years ended December 31, 2007, 2006 and 2005.

	Year Ended December 31,
(dollars in thousands)	2007	2006	2005

Remotely Operated Vehicles
Revenue	$531,381	$410,256	$315,178
Gross Margin	168,322	129,929	84,419
Gross Margin %	32%	32%	27%
Operating Income	144,242	111,022	68,962
Operating Income %	27%	27%	22%
Utilization %	87%	85%	83%

Subsea Products
Revenue	521,937	364,510	239,039
Gross Margin	133,285	81,380	37,113
Gross Margin %	26%	22%	16%
Operating Income	92,804	53,645	13,941
Operating Income %	18%	15%	6%

Subsea Projects
Revenue	257,752	155,046	121,628
Gross Margin	100,577	65,119	31,122
Gross Margin %	39%	42%	26%
Operating Income	92,841	59,585	26,219
Operating Income %	36%	38%	22%

Inspection
Revenue	219,686	169,014	154,857
Gross Margin	37,195	28,501	21,704
Gross Margin %	17%	17%	14%
Operating Income	22,749	14,946	7,946
Operating Income %	10%	9%	5%

Mobile Offshore Production Systems
Revenue	50,103	52,931	50,091
Gross Margin	12,443	17,136	18,330
Gross Margin %	25%	32%	37%
Operating Income	11,048	16,001	16,796
Operating Income %	22%	30%	34%

Total Oil and Gas
Revenue	$1,580,859	$1,151,757	$880,793
Gross Margin	451,822	322,065	192,688
Gross Margin %	29%	28%	22%
Operating Income	363,684	255,199	133,864
Operating Income %	23%	22%	15%
In response to continued increasing demand to support deepwater drilling and identified future construction and production maintenance work, we continue to build new ROVs. These new vehicles are designed for use around the world in water depths of 10,000 feet or more. We added 31 ROVs in 2007 while disposing of seven units. We plan to continue adding ROVs at levels we determine appropriate to meet market opportunities.

For each of 2007 and 2006, our ROV revenue increased 30% over the respective prior year from improvements in average revenue per day-on-hire and growth in days on hire for our expanded work-class fleet. We grew our fleet size to 210 at December 31, 2007 from 186 at December 31, 2006. Operating income increased by 30% in 2007 over 2006 and 61% in 2006 over 2005. The lower margin percentage for 2005 reflected $6.1 million of additional depreciation in 2005 associated with the retirement of four older ROVs and obsolete ROV components.
We anticipate ROV operating income to increase $25 million to $35 million in 2008 from a higher average fleet size and pricing. We expect to add approximately 30 ROVs in 2008, with most to be placed in service in the second half of the year.
Our Subsea Products revenue for 2007 rose 43% and operating income increased over 70% on increased sales of our specialty subsea products and umbilicals. Our operating margin percentage increased to 18% from 15% from better pricing and improved manufacturing execution, including better throughput and resolution during 2006 of startup problems at our U.S. umbilical manufacturing plant.
Our Subsea Products revenue in 2006 was 52% higher than in 2005, while gross margin and operating income percentages significantly improved. We achieved higher sales of umbilicals and of our specialty hardware, and segment operating income nearly quadrupled. During the year, we resolved the mechanical problems we previously experienced at our Panama City, FL umbilical facility and we processed higher volumes at all three of our umbilical manufacturing plants. The increase in sales of specialty hardware came particularly from ROV tooling and clamps. The increase in clamp sales was primarily attributable to the full year of operations from our Grayloc division, which we acquired at the end of June 2005.
We anticipate our Subsea Products segment operating income will grow $30 million to $40 million in 2008, driven by a continuation of a high level of subsea completion activity, which we expect will result in growth in our specialty hardware sales. Our Subsea Products backlog was $338 million at December 31, 2007 compared to $359 million at December 31, 2006.
In 2007, our Subsea Projects segment experienced higher revenue and operating income than 2006 from an increase in hurricane damage-related projects. Our operating income rose by over 55% on an increase in revenue of 66%. We continued to experience favorable pricing for and utilization of our vessel and diving assets. Additionally, during the year we added a saturation diving system, placed The Performer back into service after its upgrade, and chartered and utilized two dynamically positioned vessels and a barge. Our margin percentages decreased due to the high third-party cost content of the chartered assets.
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
We anticipate our 2008 operating income for Subsea Projects to be about $25 million to $30 million less than in 2007, based on our expectations of the completion of two large hurricane damage-related contracts midway through 2008, four scheduled vessel drydockings in 2008, and lower demand for shallow water vessel and diving services as hurricane damage-related projects near completion.
In 2007, our Inspection revenue and margins continued to increase, due to strong growth in all of the geographic areas we serve. We continued to sell more value-added services at improved pricing.
For 2006, our Inspection revenue increased and margins improved over 2005. This was attributable to our successes in providing more value-added services, securing new contracts, and controlling our operating expenses. Our operating income grew by over 85%.
We expect that our Inspection segment operating income will improve in 2008, due to increased activity and higher pricing.
Our Mobile Offshore Production Systems three major units continued to work under the same contracts, until the termination of the contract for the San Jacinto in July 2007. The decreases in margins in 2007 were the result of $2.8 million of expenses incurred to move the Ocean Pensador from the U.S. west coast to Southeast Asia in the fourth quarter of 2007, and the anticipated decline in the dayrate of the Ocean Legend, as per the customer renewal option terms in the existing contract. We moved the Ocean Pensador to better position it in the marketplace. The vessel is now closer to several shipyards capable of modifying it for production or storage service, either for us or another owner should we sell it.
We anticipate our Mobile Offshore Production Systems operating income in 2008 will decline from 2007 as a result of a lower dayrate going into effect in mid-May 2008 for the use of the Ocean Legend, as per the customer renewal option terms in the existing contract, and the end of the contract on the San Jacinto in 2007.

Advanced Technologies. The table that follows sets out revenue and profitability for this segment for the years ended December 31, 2007, 2006 and 2005.

	Year Ended December 31,
(dollars in thousands)	2007	2006	2005

Revenue	$162,221	$128,441	$117,750
Gross Margin	25,561	19,862	20,772
Gross Margin %	16%	15%	18%
Operating Income	14,458	11,585	12,539
Operating Income %	9%	9%	11%
Our Advanced Technologies segment’s revenue and margins for 2007 increased from those of 2006 due to increased work for the U.S. Navy on submarine repair and maintenance and general engineering services. Our margins for 2006 decreased from those of 2005, primarily due to the transfer of The Performer to our Subsea Projects segment in April 2006. Our 2006 revenue was higher than 2005 from demand for general engineering services.
We anticipate our Advanced Technologies 2008 operating income will be lower than 2007 due to the completion in September 2007 of an engineering services contract that had been ongoing for more than five years.
Unallocated Expenses. Our unallocated expenses, i.e., those not associated with a specific business segment, within gross margin consist of expenses related to our incentive and deferred compensation plans, including restricted stock and bonuses, as well as other general expenses. A portion of our restricted stock expense varies with the market price of our common stock. Our unallocated expenses within operating income consist of those within gross margin plus general and administrative expenses related to corporate functions. The table that follows sets out our unallocated expenses for the years ended December 31, 2007, 2006 and 2005.

	Year Ended December 31,
(dollars in thousands)	2007	2006	2005

Gross margin expenses	$(64,098)	$(45,806)	$(34,180)
% of revenue	4%	4%	3%
Operating expenses	(88,519)	(72,448)	(52,334)
% of revenue	5%	6%	5%
Our unallocated gross margin and operating expenses increased in 2007, primarily due to higher compensation related to incentive plans as a result of record results and an escalation in information technology-related costs to support our growth.
Our unallocated gross margin and operating expenses increased in 2006 over 2005, primarily due to compensation related to incentive plans as a result of record results and our higher stock price. Our unallocated operating expenses in 2006 and 2005 included $5.8 million and $2.7 million, respectively, related to post-retirement benefits for our current chairman and former chief executive officer.
In November 2001, we entered into an agreement with our Chairman (the “Chairman”) who was also then our Chief Executive Officer. That agreement was amended in 2006. Pursuant to the amended agreement, the Chairman relinquished his position as Chief Executive Officer in May 2006 and began his post-employment service period on December 31, 2006. The agreement provides for a specific service period ending no later than August 15, 2011, during which the Chairman, acting as an independent contractor, has agreed to serve as nonexecutive Chairman of our Board of Directors for so long as our Board of Directors desires that he shall continue to serve in that capacity. The agreement provides the Chairman with post-employment benefits for ten years following his services to us. The amendment included a lump-sum cash buyout, paid in 2007, of the Chairman’s entitlement to perquisites and administrative assistance during that ten-year period (expected to run from 2011 to 2021). As a result, we recorded $2.8 million of associated expense in the fourth quarter of 2006. The agreement also provides for medical coverage on an after-tax basis to the Chairman, his spouse and children during his service with us and thereafter for their lives. We are recognizing the net present value of the post-employment benefits over the expected service period. If the service period is terminated for any reason (other than the Chairman’s refusal to continue serving), we will recognize all the previously unaccrued benefits in the period in which that termination occurs.

Other. The table that follows sets forth our significant financial statement items below the operating income line.

	Year Ended December 31,
(dollars in thousands)	2007	2006	2005

Interest income	$1,198	$730	$505
Interest expense, net of amounts capitalized	(15,333)	(12,920)	(10,102)
Equity earnings of unconsolidated affiliates:
Medusa Spar LLC	3,779	11,213	10,082
Other	251	838	328
Other income (expense), net	(2,020)	(3,302)	(432)
Provision for income taxes	97,124	66,401	31,770
Interest expense increased in 2007 and 2006, primarily because we used debt to partially finance capital expenditures and acquisitions. Interest expense is net of capitalized interest of $1.0 million, $0.1 million and $0.1 million for the years ended December 31, 2007, 2006 and 2005, respectively.
In 2004, we started earning equity income from our 50% investment in Medusa Spar LLC, which we acquired in December 2003. Medusa Spar LLC owns 75% of a production spar in the Gulf of Mexico and earns its revenue from fees charged on production processed through the facility. During 2004 and 2005, additional wells were connected to the facility, thereby raising 2006 throughput over the 2005 level. In 2007, we experienced a decrease in equity in earnings of unconsolidated affiliates from our investment in Medusa Spar LLC due to lower production throughput at the spar, and we expect this trend to continue in 2008. If the operator of the producing wells is able to either start producing from other zones in the existing wells, which are anticipated to have higher flow rates than the currently-producing zones, or connect more wells to the spar, the declining revenue trend would be reversed.
Our effective tax rate, including foreign, state and local taxes, was 35%, 35% and 34% for 2007, 2006 and 2005, respectively. In 2007, 2006 and 2005, our effective tax rates included favorable resolutions of uncertain tax positions of $1.1 million, $1.3 million and $1.8 million, respectively, related to certain tax liabilities we recorded in prior years. For 2008, we anticipate an effective tax rate of approximately 35%.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements, as defined by SEC rules.
Contractual Obligations
At December 31, 2007, we had payments due under contractual obligations as follows:

(dollars in thousands)	Payments due by period
	Total	2008	2009-2010	2011-2012	After 2012
Long-term Debt	$200,000	$20,000	$40,000	$140,000	$—
Operating Leases	187,461	31,124	62,887	46,486	46,964
Purchase Obligations	55,365	55,365	—	—	—
Other Long-term Obligations reflected on our balance sheet under GAAP	43,796	584	1,343	3,343	38,526
TOTAL	$486,622	$107,073	$104,230	$189,829	$85,490

At December 31, 2007, we had outstanding purchase order commitments totaling $55 million, including approximately $29 million for ROV winches and control umbilicals for ROV units and $26 million for specialized steel tubes to be used in our manufacturing of steel tube umbilicals by our Subsea Products segment. The winches and ROV umbilicals have been ordered for new ROVs and for anticipated replacements due to normal wear and tear. We have ordered the specialized steel tubes in advance, due to the current shortage of these specialized materials caused by a general worldwide increase in demand for steel, as the lead times between placing the order and delivery have become extended. We have contracts to build umbilicals that will use approximately 59% of the orders. We also have other identified opportunities that could utilize these materials. However, should we decide not to accept delivery of the steel tubes, we would incur cancellation charges of at least 10% of the amount canceled.

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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We are currently exposed to certain market risks arising from transactions we have entered into in the normal course of business. These risks relate to interest rate changes and fluctuations in foreign exchange rates. We do not believe these risks are material. We have not entered into any market risk sensitive instruments for speculative or trading purposes. We manage our exposure to interest rate changes through the use of a combination of fixed and floating-rate debt. See Note 4 of Notes to Consolidated Financial Statements included in this report for a description of our long-term debt agreements, interest rates and maturities. We believe that significant interest rate changes will not have a material near term impact on our future earnings or cash flows. Because we operate in various oil and gas exploration and production regions in the world, we conduct a portion of our business in currencies other than the U.S. dollar. The functional currency for several of our international operations is the applicable local currency. We manage our exposure to changes in foreign exchange rates principally through arranging compensation in U.S. dollars or freely convertible currency and, to the extent possible, by limiting compensation received in other currencies to amounts necessary to meet obligations denominated in those currencies. We use the exchange rates in effect as of the balance sheet date to translate assets and liabilities as to which the functional currency is the local currency, resulting in translation adjustments that we reflect as accumulated other comprehensive income or loss in the shareholders’ equity section of our Consolidated Balance Sheets. We recorded adjustments of $21.0 million, $17.3 million and ($14.3 million) to our equity accounts in 2007, 2006 and 2005, respectively. Positive adjustments reflect the net impact of the strengthening of various foreign currencies against the U.S. dollar for locations where the functional currency is not the U.S. dollar. Conversely, negative adjustments reflect the effect of a strengthening dollar.
We recorded foreign currency transaction gains (losses) of ($0.3 million), ($2.5 million) and $0.2 million in our Consolidated Income Statements in 2007, 2006 and 2005, respectively, related to our foreign operations. In 2006, the majority of our foreign currency losses related to our U.K. operations. Some of our U.K. subsidiary’s revenue is from U.S. dollar-denominated contracts. If the U.S. dollar weakens against the British pound sterling, we will incur currency losses for the period the related accounts receivable are outstanding.
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
In this report, our consolidated financial statements and supplementary data appear following the signature page to this report and are incorporated in this item by reference.
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
ITEM 9A. CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures
In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2007 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There has been no change in our internal control over financial reporting that occurred during the year ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Under the supervision and with the participation of our management, including our principal executive, financial and accounting officers, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included a review of the documentation surrounding our financial reporting controls, an evaluation of the design effectiveness of these controls, testing of the operating effectiveness of these controls and an evaluation of our overall control environment. Based on that evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2007.
Ernst & Young LLP, an independent registered public accounting firm, has audited our internal control over financial reporting, as stated in their report which follows.

Report of Independent Registered Public Accounting Firm
on Internal Control Over Financial Reporting
The Board of Directors and Shareholders of Oceaneering International, Inc.
We have audited Oceaneering International, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Oceaneering International, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, Oceaneering International, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Oceaneering International, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, cash flows, and shareholders’ equity and comprehensive income for each of the three years in the period ended December 31, 2007 and our report dated February 26, 2008 expressed an unqualified opinion thereon.
Houston, Texas
February 26, 2008
/s/ ERNST & YOUNG LLP
ITEM 9B. OTHER INFORMATION.
We have no other information to report for the fourth quarter of this year covered by this annual report on Form 10-K that would have been required to be, and was not, reported on a Form 8-K.

Part III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information with respect to the directors and nominees for election to our Board of Directors is incorporated by reference from the section “Election of Directors” in our definitive proxy statement to be filed on or before April 29, 2008, relating to our 2008 Annual Meeting of Shareholders.
Information concerning our Audit Committee and the audit committee financial experts is incorporated by reference from the sections entitled “Election of Directors — Corporate Governance” and “The Audit Committee” in the proxy statement referred to in this Item 10. Information concerning our Code of Ethics is incorporated by reference from the section entitled “Election of Directors — Code of Ethics” for the Chief Executive Officer and Senior Financial Officers in the proxy statement referred to in this Item 10.
The information with respect to our executive officers is provided under the heading “Executive Officers of the Registrant” following Item 1 of Part I of this report. There are no family relationships between any of our directors or executive officers.
The information with respect to the reporting by our directors and executive officers and persons who own more than 10% of our Common Stock under Section 16 of the Securities Exchange Act of 1934 is incorporated by reference from the section entitled “Election of Directors — Section 16(a) Beneficial Ownership Reporting Compliance” in the proxy statement referred to in this Item 10.
ITEM 11. EXECUTIVE COMPENSATION.
The information required by Item 11 is incorporated by reference from the sections entitled “Election of Directors — Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” “Report of the Compensation Committee,” “Compensation of Executive Officers,” and “Director Compensation” in the proxy statement referred to in Item 10 above.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by Item 12 is incorporated by reference from (1) the Equity Compensation Plan Information table appearing in Item 5 – “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” in Part II of this report and (2) the section “Election of Directors — Security Ownership of Management and Certain Beneficial Owners” in the proxy statement referred to in Item 10 above.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by Item 13 is incorporated by reference from the sections entitled “Election of Directors — Corporate Governance” and “Certain Relationships and Related Transactions” in the proxy statement referred to in Item 10 above.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required by Item 14 is incorporated by reference from the section entitled “Ratification of Appointment of Auditors – Fees Incurred by Oceaneering for Ernst & Young LLP” in the proxy statement referred to in Item 10 above.

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

3.	Exhibits:

			Registration
			or File	Form of	Report	Exhibit
			Number	Report	Date	Number
*	3.01	Restated Certificate of Incorporation	1-10945	10-K	Dec. 2000	3.01

*	3.02	Amended and Restated By-Laws	1-10945	8-K	Dec. 2007	3.1

*	4.01	Specimen of Common Stock Certificate	1-10945	10-K	March 1993	4(a)

*	4.02	Amended and Restated Shareholder Rights Agreement dated as of November 16, 2001	1-10945	8-K	Nov. 2001	4.1

*	4.03	Note Purchase Agreement dated as of September 8, 1998 relating to $100,000,000 6.72% Senior Notes due September 8, 2010	1-10945	10-Q	Sept. 1998	4.01

*	4.04	Amended and Restated Credit Agreement ($250,000,000 Revolving Credit Facility with Accordion to $300,000,000) dated as of January 2, 2004	1-10945	10-K	Dec. 2003	4.05

*	4.05	First Amendment to Amended and Restated Credit Agreement dated January 22, 2007	1-10945	8-K	Jan. 2007	4.2

We and certain of our consolidated subsidiaries are parties to debt instruments under which the total amount of securities authorized does not exceed 10% of our total consolidated assets. Pursuant to paragraph 4(iii)(A) of Item 601(b) of Regulation S-K, we agree to furnish a copy of those instruments to the Securities and Exchange Commission on request.

*	10.01	Defined Contribution Master Plan and Trust Agreement and Adoption Agreement for the Oceaneering International, Inc. Retirement Investment Plan	1-10945	10-K	Dec. 2001	10.01

*	10.02+	Amended and Restated Service Agreement dated as of December 21, 2006 between Oceaneering and John R. Huff	1-10945	8-K	Dec. 2006	10.01

*	10.03+	Trust Agreement dated as of May 12, 2006 between Oceaneering and United Trust Company, National Association	1-10945	8-K	May 2006	10.02

*	10.04+	2002 Non-Executive Incentive Plan	1-10945	10-Q	Sept. 2002	10.03

*	10.05+	Amended and Restated Supplemental Executive Retirement Plan	1-10945	10-Q	Sept. 2002	10.02

*	10.06+	Change of Control Agreements dated as of November 16, 2001 between Oceaneering and John R. Huff, T. Jay Collins, Marvin J. Migura, M. Kevin McEvoy and George R. Haubenreich, Jr.	1-10945	10-K	Dec. 2001	10.06

*	10.07+	Oceaneering International, Inc. 2007 Cash Bonus Award Program	1-10945	10-Q	March 2007	10.07

			Registration
			or File	Form of	Report	Exhibit
			Number	Report	Date	Number
*	10.08+	Form of Indemnification Agreement dated November 16, 2001 between Oceaneering and each of its Directors, Marvin J. Migura, M. Kevin McEvoy and George R. Haubenreich, Jr.	1-10945	10-K	Dec. 2001	10.12

*	10.09+	2002 Incentive Plan	1-10945	10-Q	June 2002	10.01

*	10.10+	Amended and Restated 2002 Restricted Stock Unit Award Agreements with John R. Huff, T. Jay Collins, Marvin J. Migura, M. Kevin McEvoy, George R. Haubenreich, Jr. and Philip D. Gardner	1-10945	10-Q	Sept. 2002	10.04

*	10.11+	2005 Incentive Plan	333-124947	S-8	May 2005	4.5

*	10.12+	Form of 2006 Employee Restricted Stock Unit Agreement for John R. Huff, T. Jay Collins, Marvin J. Migura, M. Kevin McEvoy, George R. Haubenreich, Jr., and Philip D. Gardner	1-10945	8-K	Feb. 2006	10.1

*	10.13+	Form of 2006 Performance Unit Agreement for John R. Huff, T. Jay Collins, Marvin J. Migura, M. Kevin McEvoy, George R. Haubenreich, Jr., and Philip D. Gardner	1-10945	8-K	Feb. 2006	10.2

*	10.14+	2006 Performance Award: Goals and Measures, relating to the Form of 2006 Performance Unit Agreement	1-10945	8-K	Feb. 2006	10.3

*	10.15+	Form of 2007 Employee Restricted Stock Unit Agreement for T. Jay Collins, M. Kevin McEvoy, Marvin J. Migura, George R. Haubenreich, Jr., Philip D. Gardner and W. Cardon Gerner	1-10945	8-K	Feb. 2007	10.1

*	10.16+	Form of 2007 Chairman Restricted Stock Unit Agreement for John R. Huff	1-10945	8-K	Feb. 2007	10.3

*	10.17+	Form of 2007 Performance Unit Agreement for T. Jay Collins, M. Kevin McEvoy, Marvin J. Migura, George R. Haubenreich, Jr., Philip D. Gardner and W. Cardon Gerner	1-10945	8-K	Feb. 2007	10.2

*	10.18+	Form of 2007 Chairman Performance Unit Agreement for John R. Huff	1-10945	8-K	Feb. 2007	10.4

*	10.19+	2007 Performance Award: Goals and Measures, relating to the Form of 2007 Performance Unit Agreement and Form of Chairman Performance Unit Agreement	1-10945	8-K	Feb. 2007	10.5

*	10.20+	Form of 2008 Employee Restricted Stock Unit Agreement for T. Jay Collins, M. Kevin McEvoy, Marvin J. Migura, George R. Haubenreich, Jr., Philip D. Gardner and W. Cardon Gerner	1-10945	8-K	Feb. 2008	10.1

*	10.21+	Form of 2008 Nonemployee Director Restricted Stock Agreement for Jerold J. DesRoche, David S. Hooker, D. Michael Hughes and Harris J. Pappas	1-10945	8-K	Feb. 2008	10.6

*	10.22+	Form of 2008 Chairman Restricted Stock Unit Agreement for John R. Huff	1-10945	8-K	Feb. 2008	10.3

*	10.23+	Form of 2008 Performance Unit Agreement for T. Jay Collins, M. Kevin McEvoy, Marvin J. Migura, George R. Haubenreich, Jr., Philip D. Gardner and W. Cardon Gerner	1-10945	8-K	Feb. 2008	10.2

*	10.24+	Form of 2008 Chairman Performance Unit Agreement for John R. Huff	1-10945	8-K	Feb. 2008	10.4

*	10.25+	2008 Performance Award: Goals and Measures, relating to the Form of 2008 Performance Unit Agreement and Form of Chairman Performance Unit Agreement	1-10945	8-K	Feb. 2008	10.5

Registration
		or File	Form of	Report	Exhibit
		Number	Report	Date	Number
12.02	Statement showing Computation of Ratio of Earnings to Fixed Charges

21.01	Subsidiaries of Oceaneering

23.01	Consent of Independent Registered Public Accounting Firm

31.01	Rule 13a – 14(a)/15d – 14(a) certification of Chief Executive Officer

31.02	Rule 13a – 14(a)/15d – 14(a) certification of Chief Financial Officer

32.01	Section 1350 certification of Chief Executive Officer

32.02	Section 1350 certification of Chief Financial Officer

*	Exhibit previously filed with the Securities and Exchange Commission, as indicated, and incorporated herein by reference.

+	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OCEANEERING INTERNATIONAL, INC.

Date: February 27, 2008	By:	/s/ T. JAY COLLINS

T. Jay Collins
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ T. JAY COLLINS T. Jay Collins	Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2008

/s/ MARVIN J. MIGURA Marvin J. Migura	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 27, 2008

/s/ W. CARDON GERNER W. Cardon Gerner	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 27, 2008

/s/ JOHN R. HUFF John R. Huff	Chairman of the Board	February 27, 2008

/s/ JEROLD J. DESROCHE Jerold J. DesRoche	Director	February 27, 2008

/s/ DAVID S. HOOKER David S. Hooker	Director	February 27, 2008

/s/ D. MICHAEL HUGHES D. Michael Hughes	Director	February 27, 2008

/s/ HARRIS J. PAPPAS Harris J. Pappas	Director	February 27, 2008

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
Index to Schedules
All schedules for which provision is made in the applicable regulations of the Securities and Exchange Commission have been omitted because they are not required under the relevant instructions or because the required information is set forth in the financial statements included herein or in the related footnotes thereto.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Oceaneering International, Inc.
We have audited the accompanying consolidated balance sheets of Oceaneering International, Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of income, cash flows and shareholders’ equity and comprehensive income for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Oceaneering International, Inc. and subsidiaries at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 3 to the consolidated financial statements, effective January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes. As discussed in Note 1, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment and, as discussed in Note 1, effective December 31, 2006, the Company adopted Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Oceaneering International, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2008 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
Houston, Texas
February 26, 2008

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except share data)	2007	2006
ASSETS
Current Assets:
Cash and cash equivalents	$27,110	$26,228
Accounts receivable, net of allowances for doubtful accounts	370,612	315,255
Inventory and other current assets	272,847	182,162

Total Current Assets	670,569	523,645

Property and Equipment, at cost:
Marine services equipment	754,158	635,490
Mobile offshore production equipment	167,437	152,854
Manufacturing facilities	172,598	151,826
Other	153,069	99,872

	1,247,262	1,040,042
Less accumulated depreciation	609,155	516,335

Net Property and Equipment	638,107	523,707

Other Assets:
Goodwill	111,951	86,931
Investments in unconsolidated affiliates	64,655	64,496
Other	46,158	43,243

Total Assets	$1,531,440	$1,242,022

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$76,841	$70,777
Accrued liabilities	235,748	180,073
Income taxes payable	26,386	28,856

Total Current Liabilities	338,975	279,706

Long-term Debt	200,000	194,000

Other Long-term Liabilities	77,155	71,552

Commitments and Contingencies

Shareholders’ Equity:
Common Stock, par value $0.25 per share; 90,000,000 shares authorized; 55,075,238 and 54,440,488 shares issued	13,769	13,610
Additional paid-in capital	210,388	191,910
Retained earnings	651,304	472,525
Accumulated other comprehensive income	39,849	18,719

Total shareholders’ equity	915,310	696,764

Total Liabilities and Shareholders’ Equity	$1,531,440	$1,242,022

The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(in thousands, except per share data)	2007	2006	2005
Revenue	$1,743,080	$1,280,198	$998,543

Cost of services and products	1,329,795	984,077	819,263

Gross Margin	413,285	296,121	179,280

Selling, general and administrative expense	123,662	101,785	85,211

Income from Operations	289,623	194,336	94,069

Interest income	1,198	730	505

Interest expense, net of amounts capitalized	(15,333)	(12,920)	(10,102)

Equity earnings of unconsolidated affiliates	4,030	12,051	10,410

Other income (expense), net	(2,020)	(3,302)	(432)

Income before Income Taxes	277,498	190,895	94,450

Provision for income taxes	97,124	66,401	31,770

Net Income	$180,374	$124,494	$62,680

Basic Earnings per Share	$3.29	$2.31	$1.20
Diluted Earnings per Share	$3.24	$2.26	$1.17

Weighted average number of common shares	54,786	53,990	52,300
Incremental shares from stock equivalents	969	1,001	1,347

Weighted average number of common shares and equivalents	55,755	54,991	53,647

The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2007	2006	2005

Cash Flows from Operating Activities:

Net income	$180,374	$124,494	$62,680

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	93,776	80,456	79,613
Gain on asset sales	(4,198)	—	—
Noncash compensation and other	20,255	11,292	562
Undistributed earnings of unconsolidated affiliates	(33)	(2,898)	(8,406)
Increase (decrease) in cash from:
Accounts receivable, net	(55,357)	(45,758)	(56,921)
Inventory and other current assets	(90,684)	(83,734)	(37,477)
Other assets	1,462	(4,415)	(702)
Accounts payable	6,064	6,471	12,574
Accrued liabilities	55,676	37,904	26,000
Income taxes payable	(2,470)	12,663	11,572
Other long-term liabilities	4,010	14,769	4,400

Total adjustments to net income	28,501	26,750	31,215

Net Cash Provided by Operating Activities	208,875	151,244	93,895

Cash Flows from Investing Activities:
Business acquisitions	(25,099)	(1,491)	(46,242)
Purchases of property and equipment	(208,696)	(192,351)	(96,027)
Dispositions of property and equipment	6,941	6,826	3,011

Net Cash Used in Investing Activities	(226,854)	(187,016)	(139,258)

Cash Flows from Financing Activities:
Net proceeds from revolving credit, net of expenses	25,561	40,000	31,828
Payments of 6.72% Senior Notes	(20,000)	(20,000)	—
Proceeds from issuance of common stock	5,277	8,320	23,062
Excess tax benefits from stock-based compensation	8,023	7,372	—

Net Cash Provided by Financing Activities	18,861	35,692	54,890

Net Increase (Decrease) in Cash and Cash Equivalents	882	(80)	9,527

Cash and Cash Equivalents – Beginning of Period	26,228	26,308	16,781

Cash and Cash Equivalents – End of Period	$27,110	$26,228	$26,308

The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

							Accumulated Other
							Comprehensive Income (Loss)
	Common Stock		Additional	Unearned			Fair Value	Currency
	Issued		Paid-in	Comp-	Treasury	Retained	of Interest	Translation
(in thousands)	Shares	Amounts	Capital	ensation	Stock	Earnings	Rate Hedge	Adjustments	Pension	Total

Balance, December 31, 2004	51,640	$12,910	$140,395	$(447)	$—	$285,351	$—	$18,560	$(2,332)	$454,437
Comprehensive Income:
Net Income	—	—	—	—	—	62,680	—	—	—	62,680
Change in fair value of interest rate hedge, net of tax	—	—	—	—	—	—	518	—	—	518
Pension-related adjustments, net of tax	—	—	—	—	—	—	—	—	(217)	(217)
Translation adjustments	—	—	—	—	—	—	—	(14,269)	—	(14,269)

Total Comprehensive Income	—	—	—	—	—	62,680	518	(14,269)	(217)	48,712
Restricted stock expense	156	39	3,564	228	—	—	—	—	—	3,831
Restricted stock forfeitures	—	—	78	—	(78)	—	—	—	—	—
Stock options exercised	1,692	423	21,116	—	50	—	—	—	—	21,589
Tax benefits from stock plans	—	—	6,177	—	—	—	—	—	—	6,177
Common stock issued to company benefit plan	70	18	1,326	—	—	—	—	—	—	1,344
Treasury stock issued to company benefit plan, at average cost	—	—	—	—	28	—	—	—	—	28

Balance, December 31, 2005	53,558	13,390	172,656	(219)	—	348,031	518	4,291	(2,549)	536,118
Comprehensive Income:
Net Income	—	—	—	—	—	124,494	—	—	—	124,494
Change in fair value of interest rate hedge, net of tax	—	—	—	—	—	—	(165)	—	—	(165)
Pension-related adjustments, net of tax	—	—	—	—	—	—	—	—	843	843
Translation adjustments	—	—	—	—	—	—	—	17,282	—	17,282

Total Comprehensive Income	—	—	—	—	—	124,494	(165)	17,282	843	142,454
Adjustment to initially apply SFAS No. 158, net of tax	—	—	—	—	—	—	—	—	(1,501)	(1,501)
Restricted stock expense	228	57	2,604	1,060	—	—	—	—	—	3,721
Restricted stock forfeitures	—	—	73	—	(73)	—	—	—	—	—
Restricted stock grant	32	8	856	(917)	—	—	—	—	—	(53)
Stock options exercised	622	155	8,092	—	73	—	—	—	—	8,320
Stock options expense	—	—	333	—	—	—	—	—	—	333
Tax benefits from stock plans	—	—	7,372	—	—	—	—	—	—	7,372

Balance, December 31, 2006	54,440	13,610	191,986	(76)	—	472,525	353	21,573	(3,207)	696,764
Comprehensive Income:
Adjustment to initially apply FIN No. 48, net of tax	—	—	—	—	—	(1,595)	—	—	—	(1,595)
Net Income	—	—	—	—	—	180,374	—	—	—	180,374
Change in fair value of interest rate hedge, net of tax	—	—	—	—	—	—	(277)	—	—	(277)
Pension-related adjustments, net of tax	—	—	—	—	—	—	—	—	396	396
Translation adjustments	—	—	—	—	—	—	—	21,011	—	21,011

Total Comprehensive Income	—	—	—	—	—	178,779	(277)	21,011	396	199,909
Restricted stock expense	228	57	3,995	1,281	—	—	—	—	—	5,333
Restricted stock forfeitures	—	—	—	—	—	—	—	—	—	—
Restricted stock grant	32	8	1,306	(1,314)	—	—	—	—	—	—
Stock options exercised	375	94	5,183	—	—	—	—	—	—	5,277
Stock options expense	—	—	4	—	—	—	—	—	—	4
Tax benefits from stock plans	—	—	8,023	—	—	—	—	—	—	8,023

Balance, December 31, 2007	55,075	$13,769	$210,497	$(109)	$—	$651,304	$76	$42,584	$(2,811)	$915,310

The accompanying Notes are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. SUMMARY OF MAJOR ACCOUNTING POLICIES
Principles of Consolidation
The consolidated financial statements include the accounts of Oceaneering International, Inc. and our 50% or more owned and controlled subsidiaries. We also consolidate entities that are determined to be variable interest entities as defined in Financial Accounting Standards Board (“FASB”) Interpretation Number (“FIN”) 46R, Consolidation of Variable Interest Entities, if we determine that we are the primary beneficiary; otherwise, we account for these entities using the equity method of accounting. We use the equity method to account for our investments in unconsolidated affiliated companies of which we own an equity interest of between 20% and 50% and as to which we have significant influence, but not control, over operations. All significant intercompany accounts and transactions have been eliminated.
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
Accounts Receivable — Allowances for Doubtful Accounts
The following table sets forth the activity of our allowances for doubtful accounts receivable:

		Additions
	Balance at	Charged to	Charged to		Balance at
	beginning of	Costs and	Other		end of
(in thousands)	Period	Expenses	Accounts	Deductions	Period

For the year ended December 31, 2005	$2,763	$—	$112	$2,763	$112

For the year ended December 31, 2006	$112	$—	$2	$—	$114

For the year ended December 31, 2007	$114	$964	$49	$103	$1,024

We determine the need for allowances for doubtful accounts using the specific identification method. We do not generally require collateral from our customers.
Inventory and Other Current Assets
Inventory and other current assets consisted of the following:

	December 31,
(in thousands)	2007	2006

Inventory of parts for remotely operated vehicles	$84,467	$61,763
Other inventory, primarily raw materials	140,943	78,130
Deferred income taxes	13,576	18,618
Other	33,861	23,651

Total	$272,847	$182,162

Inventory is valued at lower of cost or market. We determine cost using the weighted-average method.

Property and Equipment
We provide for depreciation of property and equipment on the straight-line method over estimated useful lives of three to 20 years for marine services equipment, up to 12 years for mobile offshore production equipment and three to 25 years for buildings, improvements and other equipment.
We charge the costs of repair and maintenance of property and equipment to operations as incurred, while we capitalize the costs of improvements. In September 2006, the FASB issued FASB Staff Position No. AUG AIR-1, Accounting for Planned Major Maintenance Activities. This Staff Position prohibits companies from recognizing planned major maintenance costs by accruing a liability over several reporting periods before the maintenance is performed — the accrue-in-advance method. We previously used the accrue-in-advance method for anticipated drydocking of our vessels. This Staff Position was effective for us beginning January 1, 2007, and we have since charged drydocking expenses to the income statement as incurred. There was no material effect on our financial statements from the change.
The following table sets forth the activity of our accruals for drydocking for the periods presented:

		Additions
	Balance at	Charged to	Charged to		Balance at
	beginning of	Costs and	Other		end of
(in thousands)	Period	Expenses	Accounts	Deductions	Period

For the year ended December 31, 2005	$1,207	$1,022	$(48)	$900	$1,281

For the year ended December 31, 2006	$1,281	$833	$27	$1,971	$170

We capitalize interest on assets where the construction period is anticipated to be more than three months. In 2007, 2006 and 2005, we capitalized $1.0 million, $0.1 million and $0.1 million of interest, respectively. We do not allocate general administrative costs to capital projects. Upon the disposition of property and equipment, the related cost and accumulated depreciation accounts are relieved and any resulting gain or loss is included as an adjustment to cost of services and products.
Our management periodically, and upon the occurrence of a triggering event, reviews the realizability of long-lived assets, excluding goodwill and indefinite-lived intangibles, which are held and used by us, to determine whether any events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. For long-lived assets to be held and used, we base our evaluation on impairment indicators such as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements and other external market conditions or factors that may be present. If such impairment indicators are present or other factors exist that indicate that the carrying amount of the asset may not be recoverable, we determine whether an impairment has occurred through the use of an undiscounted cash flows analysis of the asset at the lowest level for which identifiable cash flows exist, or quoted market prices. If an impairment has occurred, we recognize a loss for the difference between the carrying amount and the fair value of the asset. For assets held for sale or disposal, the fair value of the asset is measured using quoted market prices less cost to sell. Assets are classified as held-for-sale when we have a plan for disposal of certain assets and those assets meet the held for sale criteria. In 2005, we recorded $6.1 million of additional depreciation in our ROV segment, based on net realizable value. These provisions related to the retirement of four vehicles and obsolete ROV components.
Business Acquisitions
In June 2005, we acquired Grayloc Products L.L.C. and subsidiary (together, “Grayloc”), an oil and gas industry supplier of clamp connectors, for approximately $42 million. We accounted for this acquisition using the purchase method of accounting, with the purchase price being allocated to the net assets acquired based on their fair market values at the date of acquisition. Our goodwill, all nondeductible, associated with the Grayloc acquisition was $22 million and other intangible assets were $14 million. The results of operations of Grayloc are included in our consolidated statements of income from the date of acquisition.
In July 2007, we acquired Ifokus Engineering AS (“Ifokus”), a designer and manufacturer of specialty subsea products based in Norway, for $20 million. We accounted for this acquisition using the purchase method of accounting, with the purchase price being allocated to the net assets acquired based on their fair market values at the date of acquisition. We have made the purchase price allocation based on information currently available to us, and the allocations are subject to change when we obtain final asset and liability valuations. Our goodwill, all nondeductible, associated with the acquisition was $18 million, and other intangible assets were $2 million. The results of operations of Ifokus are included in our consolidated statements of income from the date of acquisition.
We also made several smaller acquisitions during the periods presented.
The above acquisitions were not material. As a result, we have not included pro forma information related to those acquisitions in this report.
Goodwill and Intangible Assets
In accordance with the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, we tested the goodwill attributable to each of our reporting units for impairment as of December 31, 2007, 2006 and 2005 and concluded that there was no impairment. Our reporting units are the operating units one level below our business segments, except for Inspection, which is tested as a single reporting unit. We estimated fair value using discounted cash flow methodologies and market comparable information.
Within our balance sheet caption Other Assets: Other, at December 31, 2007 and 2006, we have $15.7 million and $14.9 million, respectively, of intangible assets, primarily acquired in connection with business combinations. These intangible assets include trade names, intellectual property and customer relationships, and are being amortized over a weighted average remaining life of approximately 11 years.
Revenue Recognition
We recognize our revenue according to the type of contract involved. On a daily basis, we recognize revenue under contracts that provide for specific time, material and equipment charges, which we bill periodically, ranging from weekly to monthly.
We account for significant fixed-price contracts, which we enter into mainly in our Subsea Products and Advanced Technologies segments, and occasionally in our Subsea Projects segment, using the percentage-of-completion method. In 2007, we accounted for 14% of our revenue using the percentage-of-completion method. In determining whether a contract should be accounted for using the percentage-of-completion method, we consider whether:
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

Revenue in Excess of Amounts Billed on uncompleted fixed-price contracts accounted for using the percentage-of-completion method is summarized as follows:

	December 31,
(in thousands)	2007	2006

Revenue recognized	$193,473	$175,155
Less: Billings to customers	(171,070)	(167,309)

Revenue in excess of amounts billed	$22,403	$7,846

Billings in Excess of Revenue Recognized on uncompleted fixed-price contracts accounted for using the percentage-of-completion method are summarized as follows:

	December 31,
(in thousands)	2007	2006

Amounts billed to customers	$56,434	$14,073
Less: Revenue recognized	(46,022)	(8,734)

Billings in excess of revenue recognized	$10,412	$5,339

Stock-Based Compensation
As permitted under SFAS No. 123, Accounting for Stock-Based Compensation, through December 31, 2005, we used the intrinsic value method of accounting established by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, to account for our stock-based compensation programs. Accordingly, we did not recognize any compensation expense when the exercise price of an employee stock option was equal to the Common Share market price on the grant date and all other provisions were fixed. The following illustrates the pro forma effect on net income and earnings per share for 2005 if we had applied the fair value recognition provisions of SFAS No. 123:

Year Ended
December 31,
(in thousands, except per share amounts)	2005

Net income:
As reported	$62,680
Employee stock-based compensation expense included in net income, net of income tax benefit	5,727
Pro forma compensation expense determined under fair value methods for all awards, net of income tax benefit	(8,779)

Pro forma	$59,628

Pro forma earnings per common share:
Basic	$1.14
Diluted	$1.11
Reported earnings per common share:
Basic	$1.20
Diluted	$1.17
For purposes of these pro forma disclosures, the fair value of each option grant was estimated on the date of grant using a Black-Scholes option pricing model. The following assumptions for the year ended December 31, 2005 were computed on a weighted average basis: expected volatility of 32.7%; risk-free interest rate of 3.65%; expected average life of 3.0 years; and no expected dividends. The weighted average fair values of the options granted in the year ended December 31, 2005 was $9.02. The estimated fair value of the options was amortized to pro forma expense over the vesting periods of the options.
Subsequent to December 31, 2005, we have accounted for share-based compensation in accordance with SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”). SFAS No. 123R requires all share-based payments to directors, officers and employees, including grants of stock options, to be recognized over their vesting periods in the income statement based on their estimated fair values. SFAS No. 123R applies to all awards granted after December 31, 2005 and to awards modified, repurchased or canceled after that date, as well as the unvested portion of awards granted prior to December 31, 2005. We believe the pro forma expense for the period presented above provides a reasonable approximation of the share-based compensation expense that would have been recorded in our Consolidated Statement of Income in the year ended December 31, 2005 under SFAS No. 123R. Existing option grants caused us to recognize an additional amount of less than $0.01 per diluted share of share-based compensation expense for 2006, under the modified prospective transition alternative that we elected.
In light of the accounting expense recognition requirements established by SFAS No. 123R, the Compensation Committee of our Board of Directors has expressed its intention to refrain from using stock options as a component of compensation for our executive officers and other employees for the foreseeable future. Additionally, our Board of Directors has expressed its intention to refrain from using stock options as a component of nonemployee director compensation for the foreseeable future. No stock options were granted in 2006 or 2007. For more information on our employee benefit plans, see Note 8.
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
In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes. This interpretation clarifies the criteria for recognizing income tax benefits under SFAS No. 109, Accounting for Income Taxes, and requires financial statement disclosures about uncertain tax positions. Effective January 1, 2007, we adopted FIN 48. Under FIN 48, the financial statement recognition of the benefit for a tax position depends on the benefit being more likely than not to be sustainable upon audit by the applicable taxing authority. If this threshold is met, the tax benefit is then measured and recognized at the largest amount that is greater than 50 percent likely of being realized upon ultimate settlement. We account for any applicable interest and penalties on uncertain tax positions as a component of our provision for income taxes on our financial statements. We made an adjustment of $1.6 million to reduce our retained earnings as of January 1, 2007 to record the effect of our adoption of this interpretation.
Foreign Currency Translation
The functional currency for several of our foreign subsidiaries is the applicable local currency. Results of operations for foreign subsidiaries with functional currencies other than the U.S. dollar are translated into U.S. dollars using average exchange rates during the period. Assets and liabilities of these foreign subsidiaries are translated into U.S. dollars using the exchange rates in effect at the balance sheet date, and the resulting translation adjustments are accumulated as a component of shareholders’ equity. All foreign currency transaction gains and losses are recognized currently in the Consolidated Statements of Income. We recorded ($0.3 million), ($2.5 million) and $0.2 million of foreign currency gains (losses) in 2007, 2006 and 2005, respectively, and such amounts are included as a component of Other income (expense), net.
Earnings Per Share
Basic and diluted earnings per share are computed by dividing net income by the weighted average number of common shares and the weighted average number of common shares plus common share equivalents, respectively. The weighted average number of common shares and equivalents for 2005 excluded 132,000 stock options, which were antidilutive.
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
Pension and Post Retirement Benefits
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
New Accounting Standards
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. This statement will be effective for us beginning January 1, 2008. We are evaluating the impact of this standard on our consolidated financial statements.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of SFAS 115. SFAS No. 159 allows companies to measure many financial instruments and certain other items at fair value that are not otherwise required to be measured at fair value under generally accepted accounting principles. A company that elects the fair value option for an eligible item will be required to recognize in current earnings any changes in that item’s fair value in reporting periods subsequent to the date of adoption. SFAS No. 159 will be effective for us beginning January 1, 2008. We are evaluating the impact of this standard on our consolidated financial statements.
In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141R”). SFAS No. 141R still requires purchase accounting in business combinations, but it:
•	requires an acquirer to recognize all assets and liabilities acquired at the acquisition date, measured at their fair values as of that date, with limited exceptions;

•	requires the expensing of all transaction costs and restructuring charges;

•	requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities at the full amounts of their fair market values at the acquisition date; and

•	requires the acquirer to recognize contingent consideration, including earn-out arrangements, at the acquisition date, measured at its fair value at that date, with subsequent changes to be recognized in earnings.
SFAS No. 141R will apply to any acquisitions we complete on or after January 1, 2009, and earlier adoption is not allowed.
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. SFAS No. 160 requires that revenue, expenses, gains, losses, net income or loss and other comprehensive income be reported in the consolidated financial statements at the consolidated amounts, and that the amount of net income attributable to the noncontrolling interest (commonly called minority interest) be reported separately in the consolidated statement of income. SFAS No. 160 also requires that the minority ownership interest in subsidiaries be separately presented in the consolidated balance sheets within equity. We currently report the net income attributable to minority interests within our consolidated statements of income below operating income, and we report minority interest ownership on our consolidated balance sheets in other long-term liabilities. These items have not been material to us to date. SFAS No. 160 requires prospective application for us effective January 1, 2009, and earlier adoption is not allowed; however, presentation and disclosure are retroactively required.

2. INVESTMENTS IN UNCONSOLIDATED AFFILIATES
Our investments in unconsolidated affiliates consisted of the following:

	December 31,
(in thousands)	2007	2006	2005

Medusa Spar LLC	$63,183	$63,149	$57,440
Other	1,472	1,347	4,158

	$64,655	$64,496	$61,598

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

	December 31,
(in thousands)	2007	2006	2005

Medusa Spar LLC
Condensed Balance Sheets

ASSETS
Cash and cash equivalents	$18,181	$18,932	$8,267
Other current assets	879	1,487	4,402
Property and Equipment, net	128,983	138,461	147,938
Other Non-Current Assets	378	979	1,575

Total Assets	$148,421	$159,859	$162,182

LIABILITIES AND MEMBERS’ EQUITY
Current Maturities of Long-Term Debt	$8,810	$11,499	$13,744
Other Current Liabilities	16	24	21

Total Current Liabilities	8,826	11,523	13,765
Long-Term Debt, net of current maturities	12,928	21,738	33,237
Other Comprehensive Income	233	1,097	1,594
Members’ Equity	126,434	125,501	113,586

Total Liabilities and Members’ Equity	$148,421	$159,859	$162,182

Condensed Statements of Operations
Revenue	$18,839	$34,216	$32,500
Depreciation	(9,478)	(9,477)	(9,478)
General and Administrative	(112)	(109)	(83)
Interest	(1,451)	(1,935)	(2,286)

Net Income	$7,798	$22,695	$20,653

Reconciliation of the Carrying Value of the Investment to Underlying Equity in Net Assets:

Underlying Equity in Net Assets - 50%	$63,217	$62,751	$56,793
Basis Differences	(34)	398	647

Carrying Value of Investment in Medusa Spar LLC in the Consolidated Financial Statements	$63,183	$63,149	$57,440

We are amortizing the basis differences on the straight-line method over six to 15 years.
Our 50% share of the cumulative undistributed earnings of Medusa Spar LLC was $21.4 and $20.9 million at December 31, 2007 and 2006, respectively.
3. INCOME TAXES
Effective January 1, 2007, we adopted FIN 48. This interpretation clarifies the criteria for recognizing income tax benefits under SFAS No. 109, and requires disclosures about uncertain tax positions. Under FIN 48, the financial statement recognition of the benefit for a tax position depends on the benefit being more likely than not to be sustainable upon audit by the applicable taxing authority. If this threshold is met, the tax benefit is then measured and recognized at the largest amount that is greater than 50 percent likely of being realized upon ultimate settlement. We made an adjustment of $1.6 million to our retained earnings account as of January 1, 2007 to record the effect of our adoption of this interpretation.
We account for any applicable interest and penalties on uncertain tax positions as a component of our provision for income taxes on our financial statements. We charged $0.4 million to income tax expense in 2007 for penalties and interest taken on our financial statements on uncertain tax positions, which brought our total liabilities for penalties and interest on uncertain tax positions to $2.8 million on our balance sheet at December 31, 2007. Including associated foreign tax credits and penalties and interest, we have accrued a total of $5.8 million in the caption “other long-term liabilities” on our balance sheet for unrecognized tax benefits. All additions or reductions to those liabilities affect our effective income tax rate in the periods of change.
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits, not including associated foreign tax credits and penalties and interest, is as follows (in thousands):

Balance at January 1, 2007	$7,001
Additions based on tax positions related to the current year	1,392
Reductions for expiration of statutes of limitations	(587)
Settlements	(356)

Balance at December 31, 2007	$7,450

We do not believe that the total of unrecognized tax benefits will significantly increase or decrease in the next 12 months.
We file a consolidated U.S. federal income tax return for Oceaneering International, Inc. and our domestic subsidiaries, including acquired companies from their respective dates of acquisition. We conduct our international operations in a number of locations that have varying laws and regulations with regard to income and other taxes, some of which are subject to interpretation. Our management believes that adequate provisions have been made for all taxes that will ultimately be payable, although final determination of tax liabilities may differ from our estimates. Income (loss) before income taxes attributable to the U.S. was $184 million, $108 million and $43 million for 2007, 2006 and 2005, respectively. The following table sets forth our provisions for income taxes.

	Year Ended December 31,
(in thousands)	2007	2006	2005

U.S. federal and state	$54,040	$37,384	$11,930
Foreign	43,084	29,017	19,840

Total provision	$97,124	$66,401	$31,770

Current	$86,859	$70,661	$32,071
Deferred	10,265	(4,260)	(301)

Total provision	$97,124	$66,401	$31,770

Cash taxes paid	$82,171	$49,876	$19,372

As of December 31, 2007 and 2006, our worldwide deferred tax assets, liabilities and net deferred tax liabilities were as follows:

	December 31,
(in thousands)	2007	2006

Deferred tax assets:
Deferred compensation	$26,297	$19,988
Foreign tax credit carryforwards	3,236	6,815
Accrued expenses	7,009	9,648
Deferred income	3,557	3,412
Net operating loss carryforwards	1,483	1,483
Other	12,067	10,902

Gross deferred tax assets	53,649	52,248
Valuation allowance	—	—

Total deferred tax assets	$53,649	$52,248

Deferred tax liabilities:
Property and equipment	$37,664	$34,211
Basis difference in equity investments	15,059	13,794
Unremitted foreign earnings	7,509	4,151
Other	6,398	2,874

Total deferred tax liabilities	$66,630	$55,030

Net deferred income tax liability	$12,981	$2,782

Our net deferred tax liability is reflected on our balance sheet as follows:

	December 31,
(in thousands)	2007	2006

Deferred tax liabilities	$26,557	$21,400
Current deferred assets	(13,576)	(18,618)

Net deferred income tax liability	$12,981	$2,782

We have $17 million of earnings of our Swiss subsidiary, Oceaneering International AG, that we consider indefinitely reinvested outside the U.S. and that we do not expect to repatriate. None of our foreign tax credits are scheduled to expire before December 31, 2014.
We currently have no valuation allowances for deferred tax assets. We conduct business through several foreign subsidiaries and, although we expect our consolidated operations to be profitable, there is no assurance that profits will be earned in entities or jurisdictions that have NOLs available. Income taxes, computed by applying the federal statutory income tax rate of 35% to income before income taxes and minority interests, are reconciled to the actual provisions for income taxes as follows:

	Year Ended December 31,
(in thousands)	2007	2006	2005

Computed U.S. statutory expense	$97,124	$66,862	$33,077
State and local taxes and other, net	—	(461)	(1,307)

Total provision for income taxes	$97,124	$66,401	$31,770

Included in the line for state and local taxes and other, net, for 2007, 2006 and 2005 are credits of $1.1 million, $1.3 million and $1.8 million, respectively, from resolution of tax contingencies related to certain tax liabilities we recorded in prior years.

The following lists the earliest tax years open to examination by tax authorities where we have significant operations:

Jurisdiction	Periods
United States	2004
United Kingdom	2004
Norway	2000
Angola	2003
Nigeria	2002
Brazil	2001
Australia	2004
Canada	2004
4. DEBT
Long-term Debt consisted of the following:

	December 31,
(in thousands)	2007	2006

6.72% Senior Notes	$60,000	$80,000
Revolving credit facility	140,000	114,000

Long-term Debt	$200,000	$194,000

We have $60 million aggregate principal amount of 6.72% Senior Notes outstanding and scheduled to be paid in three remaining equal annual installments each September through 2010.
As of December 31, 2007, we had a $300 million revolving credit facility under an agreement (the “Credit Agreement”) that currently extends to January 2012. We have to pay a commitment fee ranging from 0.125% to 0.175% on the unused portion of the facility, depending on our debt-to-capitalization ratio. Under the Credit Agreement, we have the option to borrow at the London Interbank Offered Rate (“LIBOR”) plus a margin ranging from 0.50% to 1.25%, depending on our debt-to-capitalization ratio, or at the agent bank’s prime rate. At December 31, 2007, we had $140 million of borrowings outstanding under the Credit Agreement and $160 million available for borrowing. The weighted average interest rates on all our outstanding borrowings were 6.2% and 6.2% at December 31, 2007 and 2006, respectively.
The 6.72% Senior Notes contain restrictive covenants as to minimum net worth, debt-to-capitalization ratio, fixed charge coverage, interest coverage and restricted payments. Restricted payments, which include dividends and treasury stock purchases, are limited from April 1, 1998, on a net basis, to the sum of $25 million plus 50% of our consolidated net income after April 1, 1998, plus cash proceeds from any sales of our common stock. The Credit Agreement contains restrictive covenants as to debt-to-capitalization ratio and interest coverage.
Scheduled maturities of Long-term Debt outstanding as of December 31, 2007 were as follows:

	6.72%	Revolving
(in thousands)	Notes	Credit	Total

2008	$20,000	$—	$20,000
2009	20,000	—	20,000
2010	20,000	—	20,000
2011	—	—	—
2012	—	140,000	140,000

Total	$60,000	$140,000	$200,000

Maturities in 2008 are not classified as current as of December 31, 2007, since we are able and intend to extend the maturity by reborrowing under the revolving credit facility with a maturity date after one year.
We made cash interest payments, net of amounts capitalized, of $15.2 million, $13.2 million and $10.2 million in 2007, 2006 and 2005, respectively.

5. COMMITMENTS AND CONTINGENCIES
Lease Commitments
At December 31, 2007, we occupied several facilities under noncancellable operating leases expiring at various dates through 2025. Future minimum rentals under all of our operating leases, including vessel rentals, are as follows:

(in thousands)

2008	$31,124
2009	37,676
2010	25,211
2011	23,708
2012	22,778
Thereafter	46,964

Total Lease Commitments	$187,461

The above table includes $79 million related to the five-year time charter of a vessel and crew, which we anticipate will start in the third quarter of 2008. Rental expense, which includes hire of vessels, specialized equipment and real estate rental, was approximately $82 million, $34 million and $38 million for the years ended December 31, 2007, 2006 and 2005, respectively.
Insurance
We self-insure for workers’ compensation, maritime employer’s liability and comprehensive general liability claims to levels we consider financially prudent, and carry insurance for exposures beyond the self-insurance levels, which can be by occurrence or in the aggregate. We determine the level of accruals by reviewing our historical experience and current year claim activity. We do not record accruals on a present-value basis. We review larger claims with insurance adjusters and establish specific reserves for all known liabilities. We establish an additional reserve for incidents incurred but not reported to us for each year using management estimates and based on prior experience. We believe that we have established adequate accruals for uninsured expected liabilities arising from those obligations. However, it is possible that future earnings could be affected by changes in our estimates relating to these matters.
Litigation
Various actions and claims are pending against us, most of which are covered by insurance. Although we cannot predict the ultimate outcome of these matters, we believe the ultimate liability, if any, that may result from these actions and claims will not materially affect our results of operations, cash flow or financial position.
Letters of Credit
We had $21 million and $17 million in letters of credit outstanding as of December 31, 2007 and 2006, respectively, as guarantees in force for self-insurance requirements and various performance and bid bonds, which are usually for the duration of the applicable contract.
Financial Instruments and Risk Concentration
In the normal course of business, we manage risks associated with foreign exchange rates and interest rates through a variety of strategies, including the use of hedging transactions. As a matter of policy, we do not use derivative instruments unless there is an underlying exposure. We do not use derivative instruments for trading or speculative purposes. At December 31, 2007, we did not have any derivative financial instruments in place.
At December 31, 2007, our unconsolidated affiliate, Medusa Spar LLC, had an interest rate swap in place related to its outstanding debt. The notional amount of the interest rate swap is equal to the outstanding principal amount of the loan throughout the term of the debt agreement. Our share of the fair value of the interest rate swap is deferred in accumulated other comprehensive income and is subsequently reclassified into equity earnings from unconsolidated affiliates in the periods in which the hedged interest payments on the variable rate debt affect earnings.
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
We estimated the fair value of our $60 million of 6.72% Senior Notes to be $62 million as of December 31, 2007. We arrived at this estimate by computing the present value of the future principal and interest payments using a yield-to-maturity interest rate for securities of similar quality and term.
6. OPERATIONS BY BUSINESS SEGMENT AND GEOGRAPHIC AREA
Business Segment Information
We are a global oilfield provider of engineered services and products primarily to the offshore oil and gas industry, with a focus on deepwater applications. Through the use of our applied technology expertise, we also serve the defense and aerospace industries. Our Oil and Gas business consists of Remotely Operated Vehicles (“ROVs”), Subsea Products, Subsea Projects, Mobile Offshore Production Systems and Inspection. Our ROV segment provides submersible vehicles operated from the surface to support offshore oil and gas exploration, production and construction activities. Our Subsea Products segment supplies a variety of built-to-order specialty subsea hardware. Our Subsea Projects segment provides multiservice vessels, oilfield diving and support vessel operations, which are used primarily in inspection, repair and maintenance activities. Our Mobile Offshore Production Systems segment provides offshore production facilities through three mobile offshore production systems that we own and a 50%-owned entity, which owns 75% of another system. Our Inspection segment provides customers with a wide range of third-party inspection services to satisfy contractual structural specifications, internal safety standards and regulatory requirements. Our Advanced Technologies business provides project management, engineering services and equipment for applications in non-oilfield markets. Unallocated Expenses are those not associated with a specific business segment. These consist of expenses related to our incentive and deferred compensation plans, including restricted stock and bonuses, as well as other general expenses, including corporate administrative expenses.
The table that follows presents Revenue, Income from Operations, Depreciation and Amortization Expense and Equity Earnings of Unconsolidated Affiliates by business segment:

	Year Ended December 31,
(in thousands)	2007	2006	2005

Revenue

Oil and Gas
Remotely Operated Vehicles	$531,381	$410,256	$315,178
Subsea Products	521,937	364,510	239,039
Subsea Projects	257,752	155,046	121,628
Inspection	219,686	169,014	154,857
Mobile Offshore Production Systems	50,103	52,931	50,091

Total Oil and Gas	1,580,859	1,151,757	880,793
Advanced Technologies	162,221	128,441	117,750

Total	$1,743,080	$1,280,198	$998,543

Income from Operations

Oil and Gas
Remotely Operated Vehicles	$144,242	$111,022	$68,962
Subsea Products	92,804	53,645	13,941
Subsea Projects	92,841	59,585	26,219
Inspection	22,749	14,946	7,946
Mobile Offshore Production Systems	11,048	16,001	16,796

Total Oil and Gas	363,684	255,199	133,864
Advanced Technologies	14,458	11,585	12,539
Unallocated Expenses	(88,519)	(72,448)	(52,334)

Total	$289,623	$194,336	$94,069

Depreciation and Amortization Expense

Oil and Gas
Remotely Operated Vehicles	$46,305	$40,357	$39,837
Subsea Products	17,201	12,307	11,992
Subsea Projects	9,111	6,642	6,938
Inspection	3,137	2,449	5,100
Mobile Offshore Production Systems	13,510	13,168	11,612

Total Oil and Gas	89,264	74,923	75,479
Advanced Technologies	1,438	2,167	2,305
Unallocated Expenses	3,074	3,366	1,829

Total	$93,776	$80,456	$79,613

Equity Earnings of Unconsolidated Affiliates

Oil and Gas
Remotely Operated Vehicles	$—	$—	$38
Mobile Offshore Production Systems	3,779	11,213	10,082

Total Oil and Gas	3,779	11,213	10,120
Advanced Technologies	251	838	290

Total	$4,030	$12,051	$10,410

We determine income from operations for each business segment before interest income or expense, other income (expense), minority interests and provision for income taxes. We do not consider an allocation of these items to be practical.
For the year ended December 31, 2007, revenue from one customer, BP plc and subsidiaries, in our oil and gas business segments accounted for 14% of our total consolidated revenue. No individual customer accounted for more than 10% of our consolidated revenue in either of the years ended December 31, 2006 or 2005.

The following table presents Assets and Goodwill by business segment as of and for the periods indicated:

	December 31,
(in thousands)	2007	2006

Assets
Oil and Gas
Remotely Operated Vehicles	$550,040	$431,688
Subsea Products	518,790	351,865
Subsea Projects	140,870	102,826
Inspection	69,996	71,309
Mobile Offshore Production Systems	128,969	142,017

Total Oil and Gas	1,408,665	1,099,705
Advanced Technologies	42,185	45,585
Corporate and Other	80,590	96,732

Total	$1,531,440	$1,242,022

Goodwill
Oil and Gas
Remotely Operated Vehicles	$27,734	$26,547
Subsea Products	56,783	37,504
Inspection	16,980	12,426

Total Oil and Gas	101,497	76,477
Advanced Technologies	10,454	10,454

Total	$111,951	$86,931

All assets specifically identified with a particular business segment have been segregated. Cash and cash equivalents, certain other current assets, certain investments and other assets have not been allocated to particular business segments and are included in Corporate and Other.
The following table presents Capital Expenditures by business segment as of and for the periods indicated:

	Year Ended December 31,
(in thousands)	2007	2006	2005

Capital Expenditures
Oil and Gas
Remotely Operated Vehicles	$121,643	$112,838	$56,102
Subsea Products	65,727	38,000	64,680
Subsea Projects	27,901	23,620	4,671
Inspection	14,801	3,353	5,675
Mobile Offshore Production Systems	650	13,614	3,071

Total Oil and Gas	230,722	191,425	134,199
Advanced Technologies	621	1,137	3,067
Corporate and Other	2,452	1,280	5,003

Total	$233,795	$193,842	$142,269

Capital expenditures in the table above include the cost of business acquisitions.

Geographic Operating Areas
The following table summarizes certain financial data by geographic area:

	Year Ended December 31,
(in thousands)	2007	2006	2005

Revenue
Foreign:
United Kingdom	$242,680	$156,328	$162,138
West Africa	225,879	151,580	130,799
Norway	176,467	105,373	129,250
Asia	90,223	55,481	66,459
Brazil	78,662	46,925	37,804
Australia	25,619	42,074	30,266
Canada	19,935	24,593	16,092
Other	21,195	17,483	15,444

Total Foreign	880,660	599,837	588,252
United States	862,420	680,361	410,291

Total	$1,743,080	$1,280,198	$998,543

Long-Lived Assets
Foreign:
Europe	$180,911	$120,321	$75,441
West Africa	81,647	69,230	55,069
Australia	40,091	47,589	55,171
Brazil	25,447	22,133	21,641
Asia	37,380	14,319	12,141
Other	7,551	8,844	17,795

Total Foreign	373,027	282,436	237,258
United States	462,109	408,979	336,381

Total	$835,136	$691,415	$573,639

Revenue is based on location where services are performed and products are manufactured.
Additional Income Statement Detail
The following schedule shows our revenue, costs and gross margins by services and products:

	Year Ended December 31,
(in thousands)	2007	2006	2005

Revenue:
Services	$1,193,797	$893,335	$749,645
Products	549,283	386,863	248,898

Total revenue	1,743,080	1,280,198	998,543

Cost of Services and Products:
Services	860,582	634,243	575,347
Products	405,115	304,028	209,736
Unallocated expenses	64,098	45,806	34,180

Total cost of services and products	1,329,795	984,077	819,263

Gross margin:
Services	333,215	259,092	174,298
Products	144,168	82,835	39,162
Unallocated expenses	(64,098)	(45,806)	(34,180)

Total gross margin	$413,285	$296,121	$179,280

7. ACCRUED LIABILITIES AND OTHER LONG-TERM LIABILITIES
Accrued liabilities and other long-term liabilities consisted of the following:

	December 31,
(in thousands)	2007	2006

Accrued Liabilities:
Payroll and related costs	$126,051	$86,128
Accrued job costs	48,814	43,475
Deferred revenue, including billings in excess of revenue recognized	28,770	17,119
Self-insurance reserves for claims expected to be paid within one year	1,775	6,414
Other	30,338	26,937

Total Accrued Liabilities	$235,748	$180,073

Other Long-Term Liabilities:
Deferred income taxes	$26,557	$21,400
Self-insurance reserves not expected to be paid within one year	7,019	5,632
Accrued post-employment benefit obligations	13,396	11,656
Supplemental Executive Retirement Plan	22,444	26,349
Other	7,739	6,515

Total Other Long-Term Liabilities	$77,155	$71,552

8. EMPLOYEE BENEFIT PLANS AND SHAREHOLDER RIGHTS PLAN
Retirement Investment Plans
We have several employee retirement investment plans that, taken together, cover most of our full time employees. The Oceaneering Retirement Investment Plan is a 401(k) plan in which U.S. employees may participate by deferring a portion of their gross monthly salary and directing us to contribute the deferred amount to the plan. We match a portion of the employees’ deferred compensation. Our contributions to the 401(k) plan were $9.6 million, $7.6 million and $5.8 million for the plan years ended December 31, 2007, 2006 and 2005, respectively.
We also make matching contributions to other foreign employee savings plans similar in nature to a 401(k) plan. In 2007, 2006 and 2005, these contributions, principally related to plans associated with U.K. and Norwegian subsidiaries, were $3.8 million, $3.5 million and $2.7 million, respectively.
The Oceaneering International, Inc. Supplemental Executive Retirement Plan covers selected key management employees and executives, as approved by the Compensation Committee of our Board of Directors (the “Compensation Committee”). Under this plan, we accrue an amount determined as a percentage of the participant’s gross monthly salary and the amounts accrued are treated as if they are invested in one or more investment vehicles pursuant to this plan. Expenses related to this plan during the years ended December 31, 2007, 2006 and 2005 were $2.9 million, $3.2 million and $2.0 million, respectively.
We have defined benefit plans covering some of our employees in the U.K. and Norway. There are no further benefits accruing under the U.K. plan, and the Norway plan is closed to new participants. In accordance with SFAS No. 158, in 2006 we recognized the funded status of the Norwegian plan by recording an adjustment to accumulated other comprehensive income (loss) of ($1.5 million), net of tax of $0.8 million. The projected benefit obligations for both plans were $24 million and $21 million, at December 31, 2007 and 2006, respectively, and the projected fair values of the plan assets for both plans were $16 million and $14 million at December 31, 2007 and 2006, respectively.
Incentive and Stock Option Plans
Under our 2005 Incentive Plan (the “Incentive Plan”), a total of 2,400,000 shares of our common stock was made available for awards to employees and nonemployee members of our Board of Directors.
The Incentive Plan is administered by the Compensation Committee; however, the full Board of Directors makes determinations regarding awards to nonemployee directors under the Incentive Plan. The Compensation Committee or our Board of Directors, as applicable, determines the type or types of award(s) to be made to each participant and sets forth in the related award agreement the terms, conditions and limitations applicable to each award. Stock options, stock appreciation rights and stock and cash awards may be made under the Incentive Plan. Options outstanding under the Incentive Plan and prior plans vest over a six-month, a three-year or a four-year period and are exercisable over a period of five, seven or ten years after the date of grant or five years after the date of vesting. Under the Incentive Plan, a stock option must have a term not exceeding seven years from the date of grant and must have an exercise price of not less than the fair market value of a share of our common stock on the date of grant. The Compensation Committee may not: (1) grant, in exchange for a stock option, a new stock option having a lower exercise price; or (2) reduce the exercise price of a stock option. In light of the expense recognition requirements established by SFAS 123R, which we adopted effective as of January 1, 2006, the Compensation Committee has expressed its intention to refrain from using stock options as a component of employee compensation for our executive officers and other employees for the foreseeable future. Additionally, the Board of Directors has expressed its intention to refrain from using stock options as a component of nonemployee director compensation for the foreseeable future.
In 2007 and 2006, the Compensation Committee granted awards of performance units under the Incentive Plan to certain of our key executives and employees. In 2007, our Board of Directors granted awards of performance units under the Incentive Plan to our Chairman of the Board. The performance units awarded are scheduled to vest in full on the third anniversary of the award date, or pro rata over three years if the participant meets certain age and years of service requirements. The Compensation Committee and the Board of Directors have approved specific financial goals and measures based on our cumulative cash flow from operations, and a comparison of return on invested capital and cost of capital for the three-year periods January 1, 2007 through December 31, 2009 and January 1, 2006 through December 31, 2008 for the awards granted in 2007 and 2006, respectively, to be used as the basis for the final value of the performance units. The final value of each performance unit may range from $0 to $125. Upon vesting and determination of value, the value of the performance units will be payable in cash. As of December 31, 2007, there were 168,567 performance units outstanding.
Through 2005, we recognized no compensation cost for stock options as we issued no options at an option price below the fair market value of the stock at the date of the grant. See Note 1 – “Summary of Major Accounting Policies – Stock-Based Compensation” for fair market values and pro forma financial effects had compensation cost for these stock options been determined based on fair value.
The following is a summary of our stock option activity for the three years ended December 31, 2007:

		Weighted
	Shares	Average	Aggregate
	under Option	Exercise Price	Intrinsic Value
Balance at December 31, 2004	3,018,100	$13.14
Granted	84,000	16.90
Exercised	(1,694,950)	12.74
Forfeited	(93,700)	13.05

Balance at December 31, 2005	1,313,450	13.91
Granted	—	—
Exercised	(624,300)	13.24	$14,589,000

Forfeited	(25,900)	12.20

Balance at December 31, 2006	663,250	14.61
Granted	—	—
Exercised	(374,850)	14.08	$15,125,000

Forfeited	(2,400)	11.58

Balance at December 31, 2007	286,000	$15.32	$14,880,000

The following table provides information about the options outstanding at December 31, 2007.

	Outstanding			Exercisable
		Weighted
	Number of	Average	Weighted	Number of	Weighted
Range of	Shares at	Remaining	Average	Shares at	Average
Exercise	December 31,	Contractual	Exercise	December 31,	Exercise
Prices	2007	Life (years)	Price	2007	Price
$11.18 – 13.04	82,250	0.70	$11.46	82,250	$11.46
$13.05 – 16.77	81,600	1.10	$15.14	81,600	$15.14
$16.78 – 18.64	122,150	1.67	$18.05	122,150	$18.05
The aggregate intrinsic value of our exercisable stock options was $14.9 million at December 31, 2007. We received $5.3 million and $8.3 million from the exercise of stock options in 2007 and 2006, respectively. The excess tax benefit realized from tax deductions from stock options for 2007 and 2006 was $4.6 million and $4.2 million, respectively. SFAS No. 123R requires that excess tax benefits from share-based compensation be classified as a cash outflow in cash flows from operating activities and an inflow in cash flows from financing activities in the statement of cash flows.
Restricted Stock Plan Information
During 2007 and 2006, the Compensation Committee granted restricted units of our common stock to certain of our key executives and employees. During 2007, our Board of Directors granted restricted units of our common stock to our Chairman of the Board of Directors and restricted common stock to our other nonemployee directors. During 2006, our Board of Directors granted restricted common stock to our nonemployee directors. No restricted common stock units or shares of restricted common stock were granted in 2005. Over 80% of the grants made in 2007 and 2006 to our employees vest in full on the third anniversary of the award date, conditional upon continued employment. The remainder of the grants made to employees in 2007 and 2006 and all the grants made to our Chairman of the Board of Directors in 2007 and 2006 can vest pro rata over three years, provided the participant meets certain age and years-of-service requirements. For the grants to each of the participant employees and the Chairman of our Board of Directors made in 2007 and 2006, the participant will be issued a share of our common stock for the participant’s vested common stock units at the earlier of three years or, if the participant vested earlier after meeting the age and service requirements, at termination of employment or service. The grants made in 2007 and 2006 to our nonemployee directors vest in full on the first anniversary of the award date conditional upon continued service as a director. Pursuant to grants of restricted common stock units to our employees made prior to 2005, at the time of each vesting, a participant receives a tax-assistance payment. Our tax-assistance payments were $7.0 million in 2007 and $7.3 million in 2006. The excess tax benefit realized from tax deductions in excess of financial statement expense was $3.4 million and $3.2 million in 2007 and 2006, respectively.
The following is a summary of our unvested restricted stock and restricted stock units for the years ended December 31, 2007 and 2006:

		Weighted
		Average	Aggregate
		Fair Value	Intrinsic
	Shares	at Grant Date	Value
Balance at December 31, 2005	1,016,700	$9.47
Granted	233,900	28.67
Vested	(304,800)	9.03	$13,131,000

Forfeited	(28,550)	10.81

Balance at December 31, 2006	917,250	14.47
Granted	245,750	41.05
Vested	(259,933)	12.02	$13,770,000

Forfeited	(17,617)	25.44

Balance at December 31, 2007	885,450	$22.35

Each grantee of shares of restricted common stock is deemed to be the record owner of those shares during the restriction period, with the right to vote and receive any dividends on those shares. The restricted stock units granted in 2007 and 2006 carry no voting rights, but they carry a dividend right should we pay dividends on our common stock.

Prior to December 31, 2005, we had accounted for our grants of restricted stock units as variable awards, until the associated performance criteria had been met. Effective with our adoption of SFAS No. 123R, the unvested portions of these grants have been valued at their estimated fair values as of their respective grant dates. We used a Black-Scholes methodology to produce a Monte Carlo simulation model, which allows for the incorporation of the performance criteria that had to be met before the awards were earned by the holders. The valuations allowed for variables, such as volatility, the risk-free interest rate, dividends and performance hurdles. The assumptions used for grants prior to 2006 were: expected volatility of 50% (based on historic analysis), risk-free interest rate of 2% and no dividends. The grants in 2007 and 2006 were subject only to vesting conditioned on continued employment; therefore, these grants were valued at the grant date fair market value as of the close on the New York Stock Exchange.
Compensation expense under the restricted stock plans was $25.0 million, $17.0 million and $8.8 million for the years ended December 31, 2007, 2006 and 2005, respectively. As of December 31, 2007, we had $7.8 million of future expense to be recognized related to our restricted stock unit plans over a weighted average remaining life of 1.7 years.
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
Post-Employment Benefit
In November 2001, we entered into an agreement with our Chairman (the “Chairman”) who was also then our Chief Executive Officer. That agreement was amended in 2006. Pursuant to the amended agreement, the Chairman relinquished his position as Chief Executive Officer in May 2006 and began his post-employment service period on December 31, 2006. The agreement provides for a specific service period ending no later than August 15, 2011, during which the Chairman, acting as an independent contractor, has agreed to serve as nonexecutive Chairman of our Board of Directors for so long as our Board of Directors desires that he shall continue to serve in that capacity. The agreement provides the Chairman with post-employment benefits for ten years following his services to us. The amendment included a lump-sum cash buyout, paid in 2007, of the Chairman’s entitlement to perquisites and administrative assistance during that ten-year period (expected to run from 2011 to 2021). As a result, we recorded $2.8 million of associated expense in the fourth quarter of 2006. The agreement also provides for medical coverage on an after-tax basis to the Chairman, his spouse and children during his service with us and thereafter for their lives. We are recognizing the net present value of the post-employment benefits over the expected service period. If the service period is terminated for any reason (other than the Chairman’s refusal to continue serving), we will recognize all the previously unaccrued benefits in the period in which that termination occurs. Our total accrued liabilities, current and long-term, under this post-employment benefit were $4.8 million and $10.5 million at December 31, 2007 and 2006, respectively.
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

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
(in thousands, except per share data)

	Year Ended December 31, 2007
Quarter Ended	March 31	June 30	Sept. 30	Dec. 31	Total

Revenue	$344,004	$432,041	$485,424	$481,611	$1,743,080
Gross profit	79,602	106,010	117,513	110,160	413,285
Income from operations	53,536	76,298	85,605	74,184	289,623
Net income	33,166	47,873	53,853	45,482	180,374
Diluted earnings per share	$0.60	$0.86	$0.96	$0.81	$3.24
Weighted average number of common shares and equivalents	55,474	55,678	55,821	55,934	55,755

	Year Ended December 31, 2006
Quarter Ended	March 31	June 30	Sept. 30	Dec. 31	Total

Revenue	$289,509	$311,063	$337,263	$342,363	$1,280,198
Gross profit	60,317	71,957	88,225	75,622	296,121
Income from operations	37,964	47,899	60,591	47,882	194,336
Net income	25,502	30,601	38,547	29,844	124,494
Diluted earnings per share	$0.47	$0.56	$0.70	$0.54	$2.26
Weighted average number of common shares and equivalents	54,776	55,088	55,283	55,349	54,991

Exhibit Index

			Registration
			or File	Form of	Report	Exhibit
			Number	Report	Date	Number
*	3.01	Restated Certificate of Incorporation	1-10945	10-K	Dec. 2000	3.01

*	3.02	Amended and Restated By-Laws	1-10945	8-K	Dec. 2007	3.1

*	4.01	Specimen of Common Stock Certificate	1-10945	10-K	March 1993	4(a)

*	4.02	Amended and Restated Shareholder Rights Agreement dated as of November 16, 2001	1-10945	8-K	Nov. 2001	4.1

*	4.03	Note Purchase Agreement dated as of September 8, 1998 relating to $100,000,000 6.72% Senior Notes due September 8, 2010	1-10945	10-Q	Sept. 1998	4.01

*	4.04	Amended and Restated Credit Agreement ($250,000,000 Revolving Credit Facility with Accordion to $300,000,000) dated as of January 2, 2004	1-10945	10-K	Dec. 2003	4.05

*	4.05	First Amendment to Amended and Restated Credit Agreement dated January 22, 2007	1-10945	8-K	Jan. 2007	4.2

We and certain of our consolidated subsidiaries are parties to debt instruments under which the total amount of securities authorized does not exceed 10% of our total consolidated assets. Pursuant to paragraph 4(iii)(A) of Item 601(b) of Regulation S-K, we agree to furnish a copy of those instruments to the Securities and Exchange Commission on request.

*	10.01	Defined Contribution Master Plan and Trust Agreement and Adoption Agreement for the Oceaneering International, Inc. Retirement Investment Plan	1-10945	10-K	Dec. 2001	10.01

*	10.02+	Amended and Restated Service Agreement dated as of December 21, 2006 between Oceaneering and John R. Huff	1-10945	8-K	Dec. 2006	10.01

*	10.03+	Trust Agreement dated as of May 12, 2006 between Oceaneering and United Trust Company, National Association	1-10945	8-K	May 2006	10.02

*	10.04+	2002 Non-Executive Incentive Plan	1-10945	10-Q	Sept. 2002	10.03

*	10.05+	Amended and Restated Supplemental Executive Retirement Plan	1-10945	10-Q	Sept. 2002	10.02

*	10.06+	Change of Control Agreements dated as of November 16, 2001 between Oceaneering and John R. Huff, T. Jay Collins, Marvin J. Migura, M. Kevin McEvoy and George R. Haubenreich, Jr.	1-10945	10-K	Dec. 2001	10.06

*	10.07+	Oceaneering International, Inc. 2007 Cash Bonus Award Program	1-10945	10-Q	March 2007	10.07

*	10.08+	Form of Indemnification Agreement dated November 16, 2001 between Oceaneering and each of its Directors, Marvin J. Migura, M. Kevin McEvoy and George R. Haubenreich, Jr.	1-10945	10-K	Dec. 2001	10.12

*	10.09+	2002 Incentive Plan	1-10945	10-Q	June 2002	10.01

*	10.10+	Amended and Restated 2002 Restricted Stock Unit Award Agreements with John R. Huff, T. Jay Collins, Marvin J. Migura, M. Kevin McEvoy, George R. Haubenreich, Jr. and Philip D. Gardner	1-10945	10-Q	Sept. 2002	10.04

*	10.11+	2005 Incentive Plan	333-124947	S-8	May 2005	4.5

*	10.12+	Form of 2006 Employee Restricted Stock Unit Agreement for John R. Huff, T. Jay Collins, Marvin J. Migura, M. Kevin McEvoy, George R. Haubenreich, Jr., and Philip D. Gardner	1-10945	8-K	Feb. 2006	10.1

*	10.13+	Form of 2006 Performance Unit Agreement for John R. Huff, T. Jay Collins, Marvin J. Migura, M. Kevin McEvoy, George R. Haubenreich, Jr., and Philip D. Gardner	1-10945	8-K	Feb. 2006	10.2

*	10.14+	2006 Performance Award: Goals and Measures, relating to the Form of 2006 Performance Unit Agreement	1-10945	8-K	Feb. 2006	10.3

			Registration
			or File	Form of	Report	Exhibit
			Number	Report	Date	Number
*	10.15+	Form of 2007 Employee Restricted Stock Unit Agreement for T. Jay Collins, M. Kevin McEvoy, Marvin J. Migura, George R. Haubenreich, Jr., Philip D. Gardner and W. Cardon Gerner	1-10945	8-K	Feb. 2007	10.1

*	10.16+	Form of 2007 Chairman Restricted Stock Unit Agreement for John R. Huff	1-10945	8-K	Feb. 2007	10.3

*	10.17+	Form of 2007 Performance Unit Agreement for T. Jay Collins, M. Kevin McEvoy, Marvin J. Migura, George R. Haubenreich, Jr., Philip D. Gardner and W. Cardon Gerner	1-10945	8-K	Feb. 2007	10.2

*	10.18+	Form of 2007 Chairman Performance Unit Agreement for John R. Huff	1-10945	8-K	Feb. 2007	10.4

*	10.19+	2007 Performance Award: Goals and Measures, relating to the Form of 2007 Performance Unit Agreement and Form of Chairman Performance Unit Agreement	1-10945	8-K	Feb. 2007	10.5

*	10.20+	Form of 2008 Employee Restricted Stock Unit Agreement for T. Jay Collins, M. Kevin McEvoy, Marvin J. Migura, George R. Haubenreich, Jr., Philip D. Gardner and W. Cardon Gerner	1-10945	8-K	Feb. 2008	10.1

*	10.21+	Form of 2008 Nonemployee Director Restricted Stock Agreement for Jerold J. DesRoche, David S. Hooker, D. Michael Hughes and Harris J. Pappas	1-10945	8-K	Feb. 2008	10.6

*	10.22+	Form of 2008 Chairman Restricted Stock Unit Agreement for John R. Huff	1-10945	8-K	Feb. 2008	10.3

*	10.23+	Form of 2008 Performance Unit Agreement for T. Jay Collins, M. Kevin McEvoy, Marvin J. Migura, George R. Haubenreich, Jr., Philip D. Gardner and W. Cardon Gerner	1-10945	8-K	Feb. 2008	10.2

*	10.24+	Form of 2008 Chairman Performance Unit Agreement for John R. Huff	1-10945	8-K	Feb. 2008	10.4

*	10.25+	2008 Performance Award: Goals and Measures, relating to the Form of 2008 Performance Unit Agreement and Form of Chairman Performance Unit Agreement	1-10945	8-K	Feb. 2008	10.5

	12.02	Statement showing Computation of Ratio of Earnings to Fixed Charges

	21.01	Subsidiaries of Oceaneering

	23.01	Consent of Independent Registered Public Accounting Firm

	31.01	Rule 13a – 14(a)/15d – 14(a) certification of Chief Executive Officer

	31.02	Rule 13a – 14(a)/15d – 14(a) certification of Chief Financial Officer

	32.01	Section 1350 certification of Chief Executive Officer

	32.02	Section 1350 certification of Chief Financial Officer

*	Exhibit previously filed with the Securities and Exchange Commission, as indicated, and incorporated herein by reference.

+	Management contract or compensatory plan or arrangement.