Form 10-Q
period 2008-03-31
OCEANEERING INTERNATIONAL INC
filed 2008-05-07
CIK 73756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
Yes ☑ , No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ , No ☑
The number of shares of the registrant’s common stock outstanding as of May 1, 2008 was 55,121,144.

Oceaneering International, Inc.
Form 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands)

	March 31,	Dec. 31,
	2008	2007

ASSETS

Current Assets:
Cash and cash equivalents	$31,253	$27,110
Accounts receivable, net of allowances for doubtful accounts of $1,032 and $1,024	372,185	370,612
Inventory and other current assets	291,097	272,847

Total current assets	694,535	670,569

Property and Equipment, at cost	1,320,122	1,247,262
Less accumulated depreciation	639,103	609,155

Net Property and Equipment	681,019	638,107

Other Assets:
Goodwill	135,593	111,951
Investments in unconsolidated affiliates	64,804	64,655
Other	47,536	46,158

Total other assets	247,933	222,764

TOTAL ASSETS	$1,623,487	$1,531,440

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$84,717	$76,841
Accrued liabilities	210,224	235,748
Income taxes payable	33,036	26,386

Total current liabilities	327,977	338,975

Long-term Debt	245,000	200,000
Other Long-term Liabilities	83,563	77,155
Commitments and Contingencies
Shareholders’ Equity	966,947	915,310

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,623,487	$1,531,440

The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(in thousands, except per share amounts)

	For the Three Months Ended
	March 31,
	2008	2007
Revenue	$435,815	$344,004

Cost of Services and Products	337,149	264,402

Gross margin	98,666	79,602

Selling, General and Administrative Expense	33,896	26,066

Income from operations	64,770	53,536

Interest Income	131	115

Interest Expense, net of amounts capitalized	(3,309)	(3,130)

Equity Earnings of Unconsolidated Affiliates	841	1,189

Other Income, Net	1,074	32

Income before income taxes	63,507	51,742

Provision for Income Taxes	22,228	18,576

Net Income	$41,279	$33,166

Basic Earnings per Share	$0.75	$0.61

Diluted Earnings per Share	$0.74	$0.60

Weighted average number of common shares	55,095	54,485
Incremental shares from stock equivalents	883	989

Weighted average number of common shares and equivalents	55,978	55,474

The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	For the Three Months Ended
	March 31,
	2008	2007
Cash Flows from Operating Activities:

Net income	$41,279	$33,166

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,499	21,747
Gain on sales of property and equipment	(1,001)	(3,545)
Noncash compensation and other	2,057	2,176
Undistributed earnings of unconsolidated affiliates	(331)	(178)
Excluding the effects of acquisitions, increase (decrease) in cash from:
Accounts receivable	2,631	(33,739)
Inventory and other current assets	(18,250)	(28,719)
Other assets	444	(549)
Current liabilities	(14,601)	6,453
Other long-term liabilities	6,518	7,230

Total adjustments to net income	3,966	(29,124)

Net Cash Provided by Operating Activities	45,245	4,042

Cash Flows from Investing Activities:

Business acquisitions, less cash acquired	(42,269)	—
Purchases of property and equipment and other, net	(45,555)	(50,692)
Proceeds on sales of property and equipment	1,195	3,582

Net Cash Used in Investing Activities	(86,629)	(47,110)

Cash Flows from Financing Activities:

Net proceeds from revolving credit, net of expenses	45,000	42,603
Proceeds from issuance of common stock	176	259
Excess tax benefits from stock-based compensation	351	169

Net Cash Provided by Financing Activities	45,527	43,031

Net Increase (decrease) in Cash and Cash Equivalents	4,143	(37)

Cash and Cash Equivalents — Beginning of Period	27,110	26,228

Cash and Cash Equivalents — End of Period	$31,253	$26,191

The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Basis of Presentation and Significant Accounting Policies
We have prepared these unaudited consolidated financial statements pursuant to instructions for the quarterly report on Form 10-Q, which we are required to file with the Securities and Exchange Commission. These financial statements do not include all information and footnotes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States. These financial statements reflect all adjustments that we believe are necessary to present fairly our financial position at March 31, 2008 and our results of operations and cash flows for the periods presented. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in our annual report on Form 10-K for the year ended December 31, 2007. The results for interim periods are not necessarily indicative of annual results.
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
2. Investments in Unconsolidated Affiliates
Our investments in unconsolidated affiliates consisted of the following:

	March 31,	Dec. 31,
	2008	2007
	(in thousands)

Medusa Spar LLC	$63,323	$63,183
Other	1,481	1,472

Total	$64,804	$64,655

We own a 50% equity interest in Medusa Spar LLC. Medusa Spar LLC owns a 75% interest in a production spar platform in the Gulf of Mexico. Medusa Spar LLC’s revenue is derived from processing oil and gas production for a fee based on the volumes processed through the platform (“throughput”). The majority working interest owner of the Medusa field, the spar’s initial location, has committed to deliver a minimum throughput, which we expect will generate sufficient revenue to repay Medusa Spar LLC’s bank debt. Medusa Spar LLC financed its acquisition of its 75% interest in the production spar platform using approximately 50% debt and 50% equity from its equity holders. We believe our maximum exposure to loss from our investment in Medusa Spar LLC is our $63 million investment. Medusa Spar LLC is a variable interest entity. As we are not the primary beneficiary under Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 46(R), Consolidation of Variable Interest Entities, we are accounting for our investment in Medusa Spar LLC under the equity method of accounting. Equity earnings from Medusa Spar LLC reflected in our financial statements are after amortization of our initial acquisition costs. The following are condensed 100% statements of income of Medusa Spar LLC:

	For the Three Months Ended
	March 31,
	2008	2007
	(in thousands)

Medusa Spar LLC
Condensed Statements of Income
Revenue	$4,416	$5,261
Depreciation	(2,369)	(2,369)
General and administrative	(17)	(16)
Interest	(288)	(406)

Net Income	$1,742	$2,470

Equity Earnings reflected in our financial statements	$841	$1,205

3. Inventory and Other Current Assets
Our inventory and other current assets consisted of the following:

	March 31,	Dec. 31,
	2008	2007
	(in thousands)

Inventory of parts for remotely operated vehicles	$94,136	$84,467
Other inventory, primarily raw materials	155,241	140,943
Deferred income taxes	15,851	13,576
Other	25,869	33,861

Total	$291,097	$272,847

We state our inventory at the lower of cost or market. We determine cost using the weighted-average method.
4. Debt
Our long-term debt consisted of the following:

	March 31,	Dec. 31,
	2008	2007
	(in thousands)

6.72% Senior Notes	$60,000	$60,000
Revolving credit facility	185,000	140,000

Total	$245,000	$200,000

Scheduled maturities of our long-term debt as of March 31, 2008 were as follows:

	6.72%	Revolving
	Notes	Credit	Total
	(in thousands)

Remainder of 2008	$20,000	$—	$20,000
2009	20,000	—	20,000
2010	20,000	—	20,000
2011	—	—	—
2012	—	185,000	185,000

Total	$60,000	$185,000	$245,000

Maturities through March 31, 2009 are not classified as current as of March 31, 2008 because we are able and intend to extend the maturity by reborrowing under our revolving credit facility, which has a maturity date beyond one year. We capitalized interest charges of $368,000 in the three-month period ended March 31, 2007, as part of construction-in-progress. We did not capitalize any interest in the three-month period ended March 31, 2008.
5. Shareholders’ Equity and Comprehensive Income
Our shareholders’ equity consisted of the following:

	March 31,	Dec. 31,
	2008	2007
	(in thousands)

Common Stock, par value $0.25; 90,000,000 shares authorized; 55,120,588 and 55,075,238 shares issued	$13,780	$13,769
Retained earnings	692,583	651,304
Additional paid-in capital	212,895	210,388
Other comprehensive income	47,689	39,849

Total	$966,947	$915,310

Comprehensive income is the total of net income and all nonowner changes in equity. The amounts of comprehensive income for the periods indicated are as follows:

	For the Three Months Ended
	March 31,
	2008	2007
	(in thousands)

Net Income per consolidated statements of income	$41,279	$33,166
Foreign currency translation gains, net	8,807	2,600
Change in pension liability adjustment, net of tax	(842)	—
Change in fair value of hedge, net of tax	(125)	(70)

Total	$49,119	$35,696

Amounts comprising other elements of comprehensive income in Shareholders’ Equity are as follows:

	March 31,	Dec. 31,
	2008	2007
	(in thousands)

Accumulated net foreign currency translation adjustments	$51,391	$42,584
Pension liability adjustment	(3,653)	(2,811)
Fair value of hedge	(49)	76

Total	$47,689	$39,849

6. Income Taxes
During interim periods, we provide for income taxes at our estimated effective tax rate, currently 35%, using assumptions as to (1) earnings and other factors that would affect the tax calculation for the remainder of the year and (2) the operations of foreign branches and subsidiaries that are subject to local income and withholding taxes.
The financial statement recognition of the benefit for a tax position depends on the benefit being more likely than not to be sustainable upon audit by the applicable taxing authority. If this threshold is met, the tax benefit is then measured and recognized at the largest amount that is greater than 50 percent likely of being realized upon ultimate settlement. We account for any applicable interest and penalties on uncertain tax positions as a component of our provision for income taxes on our financial statements. We charged $0.1 million and $0.2 million to income tax expense in the three-month periods ended March 31, 2008 and 2007, respectively, for penalties and interest taken on our financial statements on uncertain tax positions. Our total liabilities for penalties and interest on uncertain tax positions were $2.9 million on our balance sheet at March 31, 2008. Including penalties and interest, we have accrued a total of $5.9 million in the caption “other long-term liabilities” on our balance sheet for unrecognized tax benefits. All additions or reductions to those liabilities affect our effective income tax rate in the periods of change.
We do not believe that the total of unrecognized tax benefits will significantly increase or decrease in the next 12 months. Since December 31, 2007, there has been no change to the earliest tax years open to examination by tax authorities where we have significant operations.
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

There are no differences in the basis of segmentation or in the basis of measurement of segment profit or loss from those used in our consolidated financial statements for the year ended December 31, 2007. The following summarizes certain financial data by business segment:

	For the Three Months Ended
	March 31,	March 31,	Dec. 31,
	2008	2007	2007
	(in thousands)

Revenue
Oil and Gas
ROVs	$144,729	$113,330	$145,945
Subsea Products	138,518	104,871	154,569
Subsea Projects	47,614	33,100	73,088
Inspection	59,551	47,420	58,667
Mobile Offshore Production Systems	10,033	11,024	11,260

Total Oil and Gas	400,445	309,745	443,529
Advanced Technologies	35,370	34,259	38,082

Total	$435,815	$344,004	$481,611

Gross Margins
Oil and Gas
ROVs	$48,629	$32,683	$47,563
Subsea Products	32,594	28,993	33,568
Subsea Projects	14,040	15,573	28,362
Inspection	11,587	6,682	8,886
Mobile Offshore Production Systems	2,670	3,398	(31)

Total Oil and Gas	109,520	87,329	118,348
Advanced Technologies	4,934	5,875	5,016
Unallocated Expenses	(15,788)	(13,602)	(13,204)

Total	$98,666	$79,602	$110,160

Income from Operations
Oil and Gas
ROVs	$41,497	$27,493	$40,259
Subsea Products	20,717	20,624	21,421
Subsea Projects	12,133	14,070	26,253
Inspection	7,537	3,481	5,000
Mobile Offshore Production Systems	2,254	3,066	(315)

Total Oil and Gas	84,138	68,734	92,618
Advanced Technologies	2,105	3,926	1,365
Unallocated Expenses	(21,473)	(19,124)	(19,799)

Total	$64,770	$53,536	$74,184

We generate a material amount of our consolidated revenue from contracts for services in the Gulf of Mexico and North Sea, which are usually more active from April through October compared to the rest of the year. In each of the periods presented, Subsea Projects had higher-than-normal revenue due to work made necessary by severe hurricanes in the Gulf of Mexico in 2004 and 2005. Revenue in our ROV segment is slightly seasonal, with our first quarter generally being the low quarter of the year. The level of our ROV seasonality depends on the number of ROVs we have in construction support, which is more seasonal than drilling support. Revenue in each of our Subsea Products, Mobile Offshore Production Systems and Advanced Technologies segments has generally not been seasonal.
We have continued to grow our Oil and Gas business by making business acquisitions and purchasing equipment. For the three months ended March 31, 2008, we have invested $49 million and $31 million in our Subsea Products and ROV segments, respectively.

8. Stock-Based Compensation
Stock Options
At March 31, 2008, we had 270,650 outstanding stock options, with a weighted average exercise price of $15.44 and an aggregate intrinsic value of $12.9 million. The weighted average remaining contract term of our stock options outstanding at March 31, 2008 was 1.5 years.
As of March 31, 2008, we had no future stock-based compensation expense to be recognized pursuant to stock option grants, as all outstanding stock options are vested.
Restricted Stock Plan Information
In 2008 and 2007, we granted shares of restricted common stock to our nonemployee directors, excluding our Chairman, and restricted units of our common stock to our Chairman and certain of our key executives and employees. The shares of restricted stock are subject to a one-year vesting requirement, conditioned upon continued service as a director, and the restricted units generally vest in full on the third anniversary of the award date, conditional on continued employment. The restricted unit grants can vest pro rata over three years, provided the employee meets certain age and years-of-service requirements.
For restricted stock units granted in 2006 through 2008, at the earlier of three years after grant or at termination of employment, the employee will be issued a share of our common stock for each common stock unit vested. As of March 31, 2008 and December 31, 2007, totals of 1,021,331 and 885,450 shares of restricted stock or restricted stock units were outstanding and unvested. Each grantee of shares of restricted stock is deemed to be the record owner of those shares during the restriction period, with the right to vote and receive any dividends on those shares. The restricted stock units granted in 2006 through 2008 have no voting rights, but they carry a dividend-equivalent right should we pay dividends on our common stock.
We estimate that stock-based compensation cost not yet recognized related to shares of restricted stock or restricted stock units, based on their grant-date fair values, was $17 million at March 31, 2008. This expense is being recognized on a staged-vesting basis over the next four years for the awards granted prior to 2006 and the awards made subsequent to 2005 attributable to employees meeting certain age and years-of-service requirements, and a straight-line basis over three years for the other awards granted subsequent to 2005.
9. Business Acquisition
During the three months ended March 31, 2008, we acquired GTO Subsea AS (“GTO”), a Norwegian company, for approximately $45 million. GTO is a rental provider of specialized subsea dredging and excavation equipment, including ROV-deployed units, to the offshore oil and gas industry. We plan to market GTO’s equipment in conjunction with our ROV tooling products on a global basis. GTO’s results have been included in our Subsea Products segment from its date of acquisition.
We are accounting for this business acquisition using the purchase method of accounting, with the purchase price being allocated to the assets and liabilities acquired based on their fair market values at the respective dates of acquisition. We have made a preliminary purchase price allocation based on information currently available to us, and the allocation is subject to change when we obtain final asset and liability valuations. This acquisition was not material. As a result, we have not included pro forma information in this report.
10. New Accounting Standards
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, except where other accounting pronouncements address fair value measurement for the purposes of lease classification or measurement. The effective date for the application of SFAS No. 157 to certain items was deferred to January 1, 2009 by FASB Staff Position No. 157-2 and this statement will be effective for us at that time, as we do not have any items where application of SFAS No. 157 was not deferred. We are evaluating the impact of this standard on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of SFAS 115. SFAS No. 159 allows companies to measure many financial instruments and certain other items at fair value that are not otherwise required to be measured at fair value under generally accepted accounting principles. A company that elects the fair value option for an eligible item will be required to recognize in current earnings any changes in that item’s fair value in reporting periods subsequent to the date of adoption. We adopted SFAS No. 159 at the beginning of 2008, as required. We have not elected the fair value option for any eligible item.
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
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for our first quarter 2009 financial statements, with early application encouraged. We have not yet adopted this standard and are evaluating the impact of this standard on our consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
All statements in this quarterly report on Form 10-Q, other than statements of historical facts, including, without limitation, statements regarding our expectations about 2008 net income and segment results, our plans for future operations, the adequacy of our working capital, our anticipated tax rate for 2008 and industry conditions, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to various risks, uncertainties and assumptions, including those we have referred to under the headings “Risk Factors” and “Cautionary Statement Concerning Forward-Looking Statements” in Part I of our annual report on Form 10-K for the year ended December 31, 2007. Although we believe that the expectations reflected in such forward-looking statements are reasonable, because of the inherent limitations in the forecasting process, as well as the relatively volatile nature of the industries in which we operate, we can give no assurance that those expectations will prove to be correct. Accordingly, evaluation of our future prospects must be made with caution when relying on forward-looking information.
The following discussion should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operation” included in our annual report on Form 10-K for the year ended December 31, 2007.
Executive Overview
We generate over 90% of our revenue and substantially all of our operating income before Unallocated Expenses from our services and products provided to the oil and gas industry. Our net income for the three-month period ended March 31, 2008 was higher than any calendar year first quarter in our history. Compared to the fourth quarter of 2007, our quarterly net income decreased, primarily due to the normal seasonal decline in demand for our shallow water diving and deepwater vessel project services in the Gulf of Mexico.
For 2008, we anticipate our net income to be approximately 15% higher than 2007, with increased ROV and Subsea Products operating income from continued demand growth, and decreased Subsea Projects operating income due to decreasing demand for our diving and shallow water vessel services as hurricane damage-related projects near completion and scheduled regulatory drydock inspections are performed on four of our six owned vessels.
Critical Accounting Policies and Estimates
For information about our Critical Accounting Policies and Estimates, please refer to the discussion in our annual report on Form 10-K for the year ended December 31, 2007 under the heading “Critical Accounting Policies and Estimates” in Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operation.
New Accounting Standards
For a discussion of new accounting standards applicable to us, see the discussion in Note 10 to the Consolidated Financial Statements contained in Item 1 of this quarterly report on Form 10-Q.
Liquidity and Capital Resources
We consider our liquidity and capital resources adequate to support our existing operations and capital commitments. At March 31, 2008, we had working capital of $367 million, including $31 million of cash and cash equivalents. Additionally, we had $115 million of borrowing capacity available under our $300 million revolving credit facility.
Our capital expenditures, including business acquisitions, were $88 million during the first quarter of 2008, as compared to $51 million during the first quarter last year. We added two remotely operated vehicles (“ROVs”) to our fleet during the three months ended March 31, 2008, resulting in a total of 212 ROVs in the fleet. We plan to add approximately 30 ROVs during 2008, and many of those are in the process of being built. Our total ROV capital expenditures were $31 million for the first quarter of 2008. Our capital expenditures in the first quarter of 2008 also included $45 million for the acquisition of GTO Subsea AS (“GTO”). GTO is a rental provider of specialized subsea dredging and excavation equipment, including ROV-deployed units, to the offshore oil and gas industry. Our capital expenditures in 2007 included expenditures for additions and upgrades to our ROV fleet to expand the fleet, upgrades to a dynamically positioned vessel, completion of a saturation diving system, and facility expansions in the U.K., Norway, Morgan City and Houston. Our facility expansions in the U.K., Norway and

Houston related to our Subsea Products manufacturing operations and our Morgan City expansion will support our ROV and Subsea Projects operations. We have chartered the Ocean Intervention III from another party for an initial term of three years which began in May 2007, with extension options for up to six additional years. The Ocean Intervention III is equipped with two of our work-class ROVs. We plan to utilize the Ocean Intervention III on deepwater projects in the Gulf of Mexico. We have also chartered the Olympic Intervention IV for an initial term of five years, which we anticipate will begin in the third quarter of 2008. The Olympic Intervention IV will be outfitted with two high-specification work-class ROVs, and we anticipate using the vessel, beginning in the fourth quarter of 2008, to perform subsea hardware installation and inspection, repair and maintenance projects, and to conduct well intervention services in the ultra-deep waters of the Gulf of Mexico.
We had no material contractual commitments for capital expenditures at March 31, 2008. We currently estimate that our total capital expenditures, including completed business acquisitions, for 2008 will be approximately $200 million.
At March 31, 2008, we had long-term debt of $245 million and a 20% debt-to-total-capitalization ratio. We have $60 million of Senior Notes outstanding, to be repaid from 2008 through 2010, and $185 million outstanding under our $300 million revolving credit facility, which is scheduled to expire in January 2012. The revolving credit facility has short-term interest rates that float with market rates, plus applicable spreads. The amount available under the credit agreement can be increased to $450 million upon our agreement with the existing or additional lenders. We have not guaranteed any debt not reflected on our consolidated balance sheet and do not have any off-balance sheet arrangements, as defined by SEC rules.
In the three-month period ended March 31, 2008, we generated $45 million in cash from operating activities, used $87 million of cash in investing activities and obtained $46 million of cash from financing activities. The cash used in investing activities was used primarily for the capital expenditures and the GTO business acquisition described above, and the cash obtained from financing activities was used, along with the cash provided by operating activities, to pay for those capital expenditures and business acquisitions and to finance an increase in working capital of $35 million. The increase in working capital was primarily the result of higher inventories.
In September 2002, our Board of Directors authorized us to repurchase up to 6 million shares of our common stock, subject to a $75 million aggregate purchase price limitation. Under this plan, we have repurchased an aggregate of 1,795,600 shares of common stock through March 31, 2008, at a total cost of $20 million. We have reissued all of those shares as contributions to our 401(k) plan or in connection with exercises of stock options. Although we have not made any such repurchases since April 2003, we may from time to time effect additional repurchases in accordance with the terms of the Board’s authorization, which remains in effect.
Results of Operations
We operate in six business segments. The segments are contained within two businesses — services and products provided to the oil and gas industry (“Oil and Gas”) and all other services and products (“Advanced Technologies”). Our Unallocated Expenses are those not associated with a specific business segment.
Consolidated revenue and margin information is as follows:

	For the Three Months Ended
	March 31,	March 31,	Dec. 31,
	2008	2007	2007
	(dollars in thousands)

Revenue	$435,815	$344,004	$481,611
Gross margin	98,666	79,602	110,160
Operating income	64,770	53,536	74,184
Gross margin %	23%	23%	23%
Operating income %	15%	16%	15%
We generate a material amount of our consolidated revenue from contracts for services in the Gulf of Mexico and North Sea, which are usually more active from April through October compared to the rest of the year. In each of the periods presented, Subsea Projects had higher-than-normal revenue due to ongoing work made necessary by severe hurricanes in the Gulf of Mexico in 2004 and 2005. Revenue in our ROV segment is slightly seasonal, with our first quarter generally being the low quarter of that year. The level of our ROV seasonality depends on the number of ROVs we have in construction support, which is more seasonal than drilling support. Revenue in each of our Subsea Products, Mobile Offshore Production Systems and Advanced Technologies segments has generally not been seasonal.
Oil and Gas
The table that follows sets forth our revenues and margins for our Oil and Gas business for the periods indicated.

	For the Three Months Ended
	March 31,	March 31,	Dec. 31,
	2008	2007	2007
	(dollars in thousands)

Remotely Operated Vehicles
Revenue	$144,729	$113,330	$145,945
Gross margin	48,629	32,683	47,563
Gross margin %	34%	29%	33%
Operating income	41,497	27,493	40,259
Operating income %	29%	24%	28%
Utilization %	80%	85%	87%

Subsea Products
Revenue	138,518	104,871	154,569
Gross margin	32,594	28,993	33,568
Gross margin %	24%	28%	22%
Operating income	20,717	20,624	21,421
Operating income %	15%	20%	14%

Subsea Projects
Revenue	47,614	33,100	73,088
Gross margin	14,040	15,573	28,362
Gross margin %	29%	47%	39%
Operating income	12,133	14,070	26,253
Operating income %	25%	43%	36%

Inspection
Revenue	59,551	47,420	58,667
Gross margin	11,587	6,682	8,886
Gross margin %	19%	14%	15%
Operating income	7,537	3,481	5,000
Operating income %	13%	7%	9%

Mobile Offshore Production Systems
Revenue	10,033	11,024	11,260
Gross margin	2,670	3,398	(31)
Gross margin %	27%	31%	0%
Operating income	2,254	3,066	(315)
Operating income %	22%	28%	-3%

Total Oil and Gas
Revenue	$400,445	$309,745	$443,529
Gross margin	109,520	87,329	118,348
Gross margin %	27%	28%	27%
Operating income	84,138	68,734	92,618
Operating income %	21%	22%	21%

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
Our ROV segment revenue reflects the utilization percentages, fleet sizes and average pricing of the respective periods. Operating income was favorably impacted in the three-month period of 2008 compared to the corresponding period of the prior year by increases in the average revenue per day of ROV utilization and the number of days on hire. Our operating income was relatively flat in the quarter ended March 31, 2008 compared to the immediately preceding quarter. We expect our full-year 2008 ROV operating income to be $30 million to $40 million higher than 2007, with an operating margin percentage of about 28%.
Our Subsea Products operating income was relatively flat for the periods presented. Margin percentages declined in the first quarter of 2008 compared to the corresponding quarter of the prior year due to changes in product mix and lower profits from umbilical manufacturing as a result of our decision to increase plant staffing levels in anticipation of higher plant throughput than we attained. Revenue, operating income and margins decreased from the preceding quarter due to lower umbilical plant throughput. We expect our full-year 2008 Subsea Products operating income to be $25 million to $35 million more than 2007, due to improved umbilical manufacturing results, particularly in the second half of the year, and higher specialty product sales. Our Subsea Products backlog was $353 million at March 31, 2008 compared to $338 million at December 31, 2007.
Our Subsea Projects operating income was lower in the three-month period ended March 31, 2008 than that of the immediately preceding quarter. This decrease was primarily due to a seasonal decrease in demand for shallow water diving and deepwater subsea equipment installation and inspection and repair and maintenance services. Additionally, we incurred expenses associated with drydocking two of our vessels in the first quarter of 2008. Our operating income decreased compared to the corresponding quarter of the prior year as a result of the drydocking expenses and the inclusion in the corresponding quarter of the prior year of a gain of $3.5 million from the sale of an ROV support vessel. We expect our full-year 2008 operating income for Subsea Projects to be $25 million to $30 million less than that of 2007.
Our Inspection margins increased as a result of strong demand in most of the geographic areas we serve. We did not experience our normal seasonal first quarter decline from the immediately preceding quarter. We expect higher operating income for the full-year 2008 as compared to 2007 from increased activity and higher pricing.
Two of our Mobile Offshore Production Systems segment’s three main assets were working under the same contracts as in 2007. However, the contract for the use of our vessel PB San Jacinto was terminated and the vessel went off-hire in July 2007. We expect to recognize a gain of $2 million on the sale of the PB San Jacinto in the second quarter of 2008, and we do not expect the loss of this contract to be material to our financial condition or results of operations. The loss for the quarter ended December 31, 2007 was due to costs incurred moving our tanker, the Ocean Pensador, to better position it in the marketplace. It is now closer to several shipyards capable of modifying it for production or storage service, either for us or another owner should we decide to sell it.
Advanced Technologies
Revenue and margin information is as follows:

	For the Three Months Ended
	March 31,	March 31,	Dec. 31,
	2008	2007	2007
	(dollars in thousands)

Revenue	$35,370	$34,259	$38,082
Gross margin	4,934	5,875	5,016
Gross margin %	14%	17%	13%
Operating income	2,105	3,926	1,365
Operating income %	6%	11%	4%

Our Advanced Technologies segment’s revenue and margins for the three-month period ended March 31, 2008 decreased over the corresponding period of the prior year due to the completion of a major contract for engineering services at the end of September 2007.
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
The table that follows sets forth our Unallocated Expenses for the periods indicated.

	For the Three Months Ended
	March 31,	March 31,	Dec. 31,
	2008	2007	2007
	(dollars in thousands)

Gross margin expenses	$(15,788)	$(13,602)	$(13,204)
% of revenue	4%	4%	3%
Operating income expenses	(21,473)	(19,124)	(19,799)
% of revenue	5%	6%	4%
Our higher long-term incentive expenses were the principal cause of the increases in Unallocated Expenses in the three-month period ended March 31, 2008 compared to the other periods presented. For the full-year 2008, we expect our Unallocated Expenses to increase from 2007 levels in line with the increase in the size of our operations.
Other
The table that follows sets forth our significant financial statement items below the income from operations line.

	For the Three Months Ended
	March 31,	March 31,	Dec. 31,
	2008	2007	2007
	(dollars in thousands)

Interest income	$131	$115	$630
Interest expense, net of amounts capitalized	(3,309)	(3,130)	(3,831)
Equity earnings of unconsolidated affiliates, net	841	1,189	767
Other income (expense), net	1,074	32	(1,778)
Provision for income taxes	22,228	18,576	24,990
The amounts of equity earnings (losses) of unconsolidated affiliates are as follows:

	For the Three Months Ended
	March 31,	March 31,	Dec. 31,
	2008	2007	2007
	(dollars in thousands)

Medusa Spar LLC	$841	$1,205	$767
Other	—	(16)	—

Total	$841	$1,189	$767

We own a 50% equity interest in Medusa Spar LLC, which owns a 75% interest in the Medusa Spar production platform in the Gulf of Mexico. Medusa Spar LLC earns revenue on a tariff basis on oil and gas production throughput processed by the spar from the Medusa field and certain specified surrounding areas. The lower earnings for the three-month period ended March 31, 2008 compared to the other periods presented resulted from declining production as the reservoirs currently being produced deplete normally. For 2008, we anticipate lower equity income than in 2007 from our Medusa Spar LLC investment due to declines in production from the currently producing reservoirs.
Interest expense for the periods presented reflect the respective average debt levels.
Foreign currency gains of $1.5 million for the three-month period ended March 31, 2008 are included in other income and are related primarily to the devaluation of the U.S. Dollar against the Brazilian Real.
The provisions for income taxes were related to U.S. income taxes that we provided at estimated annual effective rates using assumptions as to earnings and other factors that would affect the tax calculation for the remainder of the year and to the operations of foreign branches and subsidiaries that were subject to local income and withholding taxes. We anticipate our effective tax rate for 2008 to be 35%.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are currently exposed to certain market risks arising from transactions we have entered into in the normal course of business. These risks relate to interest rate changes and fluctuations in foreign exchange rates. We do not believe these risks are material. We have not entered into any market risk sensitive instruments for speculative or trading purposes. We manage our exposure to interest rate changes through the use of a combination of fixed- and floating-rate debt. See Note 4 of Notes to Consolidated Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2007 for a description of our long-term debt agreements, interest rates and maturities. We believe that significant interest rate changes will not have a material near-term impact on our future earnings or cash flows. Because we operate in various oil and gas exploration and production regions in the world, we conduct a portion of our business in currencies other than the U.S. Dollar. The functional currency for several of our international operations is the applicable local currency. We manage our exposure to changes in foreign exchange rates principally through arranging compensation in U.S. Dollars or freely convertible currency and, to the extent possible, by limiting compensation received in other currencies to amounts necessary to meet obligations denominated in those currencies. We use the exchange rates in effect as of the balance sheet date to translate assets and liabilities as to which the functional currency is the local currency, resulting in translation adjustments that we reflect as accumulated other comprehensive income or loss in the shareholders’ equity section of our Consolidated Balance Sheets. We recorded adjustments of $8.8 million and $2.6 million to our equity accounts for the three-month periods ended March 31, 2008 and 2007, respectively, to reflect the net impact of the U.S. Dollar against various foreign currencies for locations where the functional currency is not the U.S. Dollar. Positive adjustments reflect the net impact of the strengthening of various foreign currencies against the U.S. Dollar for locations where the functional currency is not the U.S. Dollar. Conversely, negative adjustments reflect the effect of a strengthening dollar. The increase in the first quarter of 2008 was primarily due to the strengthening of the Norwegian Kroner against the U.S. Dollar.
We recorded foreign currency transaction gains of $1.5 million for the three-month period ended March 31, 2008 in other income (expense). Those transaction gains are related primarily to the devaluation of the U.S. Dollar against the Brazilian Real.

Item 4. Controls and Procedures.
In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a—15(e) and 15d—15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2008 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
There has been no change in our internal control over financial reporting that occurred during the three months ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 6. Exhibits

			Registration
			or File	Form or	Report	Exhibit
			Number	Report	Date	Number

*	3.01	Restated Certificate of Incorporation	1-10945	10-K	Dec. 2000	3.01

*	3.02	Amended and Restated Bylaws	1-10945	8-K	Dec. 2007	3.1

*	10.01	Form of 2008 Employee Restricted Stock Unit Agreement	1-10945	8-K	Feb. 2008	10.1

*	10.02	Form of 2008 Performance Unit Agreement	1-10945	8-K	Feb. 2008	10.2

*	10.03	Form of 2008 Chairman Restricted Stock Unit Agreement	1-10945	8-K	Feb. 2008	10.3

*	10.04	Form of 2008 Chairman Performance Unit Agreement	1-10945	8-K	Feb. 2008	10.4

*	10.05	2008 Performance Award: Goals and Measures, relating to the form of 2008 Performance Unit Agreement and 2008 Chairman Performance Unit Agreement	1-10945	8-K	Feb. 2008	10.5

*	10.06	Form of 2008 Non-Employee Director Restricted Stock Agreement	1-10945	8-K	Feb. 2008	10.6

	10.07	Oceaneering International, Inc. 2008 Annual Cash Bonus Award Program

	31.01	Rule 13a-14(a)/15d-14(a) Certification by T. Jay Collins, Chief Executive Officer

	31.02	Rule 13a-14(a)/15d-14(a) Certification by Marvin J. Migura, Chief Financial Officer

	32.01	Section 1350 Certification by T. Jay Collins, Chief Executive Officer

	32.02	Section 1350 Certification by Marvin J. Migura, Chief Financial Officer

*	Indicates exhibit previously filed with the Securities and Exchange Commission, as indicated, and is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OCEANEERING INTERNATIONAL, INC. (Registrant)
Date: May 7, 2008	By:	/S/ T. JAY COLLINS
T. Jay Collins
President and Chief Executive Officer

Date: May 7, 2008	By:	/S/ MARVIN J. MIGURA
Marvin J. Migura
Senior Vice President and Chief Financial Officer

Date: May 7, 2008	By:	/S/ W. CARDON GERNER
W. Cardon Gerner
Vice President and Chief Accounting Officer

Index to Exhibits

			Registration
			or File	Form or	Report	Exhibit
			Number	Report	Date	Number

*	3.01	Restated Certificate of Incorporation	1-10945	10-K	Dec. 2000	3.01

*	3.02	Amended and Restated Bylaws	1-10945	8-K	Dec. 2007	3.1

*	10.01	Form of 2008 Employee Restricted Stock Unit Agreement	1-10945	8-K	Feb. 2008	10.1

*	10.02	Form of 2008 Performance Unit Agreement	1-10945	8-K	Feb. 2008	10.2

*	10.03	Form of 2008 Chairman Restricted Stock Unit Agreement	1-10945	8-K	Feb. 2008	10.3

*	10.04	Form of 2008 Chairman Performance Unit Agreement	1-10945	8-K	Feb. 2008	10.4

*	10.05	2008 Performance Award: Goals and Measures, relating to the form of 2008 Performance Unit Agreement and 2008 Chairman Performance Unit Agreement	1-10945	8-K	Feb. 2008	10.5

*	10.06	Form of 2008 Non-Employee Director Restricted Stock Agreement	1-10945	8-K	Feb. 2008	10.6

	10.07	Oceaneering International, Inc. 2008 Annual Cash Bonus Award Program

	31.01	Rule 13a-14(a)/15d-14(a) Certification by T. Jay Collins, Chief Executive Officer

	31.02	Rule 13a-14(a)/15d-14(a) Certification by Marvin J. Migura, Chief Financial Officer

	32.01	Section 1350 Certification by T. Jay Collins, Chief Executive Officer

	32.02	Section 1350 Certification by Marvin J. Migura, Chief Financial Officer

*	Indicates exhibit previously filed with the Securities and Exchange Commission, as indicated, and is incorporated herein by reference.