Form 10-Q
period 2008-06-30
OCEANEERING INTERNATIONAL INC
filed 2008-08-07
CIK 73756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
Yes ☐, No ☑
The number of shares of the registrant’s common stock outstanding as of August 1, 2008 was 55,414,244.

Oceaneering International, Inc.
Form 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands)

	June 30,	Dec. 31,
	2008	2007
ASSETS

Current Assets:
Cash and cash equivalents	$28,829	$27,110
Accounts receivable, net of allowances for doubtful accounts of $1,199 and $1,024	411,178	370,612
Inventory and other current assets	305,293	272,847

Total current assets	745,300	670,569

Property and Equipment, at cost	1,358,771	1,247,262
Less accumulated depreciation	657,634	609,155

Net Property and Equipment	701,137	638,107

Other Assets:
Goodwill	144,872	111,951
Investments in unconsolidated affiliates	65,528	64,655
Other	45,696	46,158

Total other assets	256,096	222,764

TOTAL ASSETS	$1,702,533	$1,531,440

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$100,082	$76,841
Accrued liabilities	234,819	235,748
Income taxes payable	27,903	26,386

Total current liabilities	362,804	338,975

Long-term Debt	226,500	200,000
Other Long-term Liabilities	90,776	77,155
Commitments and Contingencies
Shareholders’ Equity	1,022,453	915,310

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,702,533	$1,531,440

The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(in thousands, except per share amounts)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenue	$500,120	$432,041	$935,935	$776,045

Cost of Services and Products	381,830	326,031	718,979	590,433

Gross margin	118,290	106,010	216,956	185,612

Selling, General and Administrative Expense	36,825	29,712	70,721	55,778

Income from operations	81,465	76,298	146,235	129,834

Interest Income	77	137	208	252

Interest Expense, net of amounts capitalized	(3,503)	(3,972)	(6,812)	(7,102)

Equity Earnings of Unconsolidated Affiliates	612	1,052	1,453	2,241

Other Income (Expense), Net	1,537	(205)	2,611	(173)

Income before income taxes	80,188	73,310	143,695	125,052

Provision for Income Taxes	28,065	25,437	50,293	44,013

Net Income	$52,123	$47,873	$93,402	$81,039

Basic Earnings per Share	$0.95	$0.88	$1.69	$1.49

Diluted Earnings per Share	$0.93	$0.86	$1.67	$1.46

Weighted average number of common shares	55,141	54,622	55,118	54,542
Incremental shares from stock equivalents	928	1,056	906	1,051

Weighted average number of common shares and equivalents	56,069	55,678	56,024	55,593

The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	For the Six Months Ended
	June 30,
	2008	2007
Cash Flows from Operating Activities:

Net income	$93,402	$81,039

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	54,040	44,133
Gain on sales of property and equipment	(4,024)	(2,961)
Noncash compensation and other	1,595	5,998
Undistributed earnings of unconsolidated affiliates	(873)	(26)
Excluding the effects of acquisitions, increase (decrease) in cash from:
Accounts receivable	(36,362)	(80,943)
Inventory and other current assets	(32,446)	(62,627)
Other assets	4,736	4,119
Current liabilities	20,226	55,714
Other long-term liabilities	13,731	6,238

Total adjustments to net income	20,623	(30,355)

Net Cash Provided by Operating Activities	114,025	50,684

Cash Flows from Investing Activities:

Business acquisitions, less cash acquired	(45,782)	(4,952)
Purchases of property and equipment	(100,252)	(106,561)
Proceeds on sales of property and equipment	4,360	5,222

Net Cash Used in Investing Activities	(141,674)	(106,291)

Cash Flows from Financing Activities:

Net proceeds from revolving credit, net of expenses	26,500	50,662
Proceeds from issuance of common stock	1,130	3,663
Excess tax benefits from stock-based compensation	1,738	1,066

Net Cash Provided by Financing Activities	29,368	55,391

Net Increase (Decrease) in Cash and Cash Equivalents	1,719	(216)

Cash and Cash Equivalents — Beginning of Period	27,110	26,228

Cash and Cash Equivalents — End of Period	$28,829	$26,012

The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Basis of Presentation and Significant Accounting Policies
We have prepared these unaudited consolidated financial statements pursuant to instructions for the quarterly report on
Form 10-Q, which we are required to file with the Securities and Exchange Commission. These financial statements do not include all information and footnotes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States. These financial statements reflect all adjustments that we believe are necessary to present fairly our financial position at June 30, 2008 and our results of operations and cash flows for the periods presented. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in our annual report on Form 10-K for the year ended December 31, 2007. The results for interim periods are not necessarily indicative of annual results.
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
2. Investments in Unconsolidated Affiliates
Our investments in unconsolidated affiliates consisted of the following:

	June 30,	Dec. 31,
	2008	2007
	(in thousands)
Medusa Spar LLC	$64,047	$63,183
Other	1,481	1,472

Total	$65,528	$64,655

We own a 50% equity interest in Medusa Spar LLC. Medusa Spar LLC owns a 75% interest in a production spar platform in the Gulf of Mexico. Medusa Spar LLC’s revenue is derived from processing oil and gas production for a fee based on the volumes processed through the platform (“throughput”). Medusa Spar LLC financed its acquisition of its 75% interest in the production spar platform using approximately 50% debt and 50% equity from its equity holders. Medusa Spar LLC prepaid the remaining debt during the quarter ended June 30, 2008. We believe our maximum exposure to loss from our investment in Medusa Spar LLC is our $64 million investment. Medusa Spar LLC is a variable interest entity. As we are not the primary beneficiary under Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 46(R), Consolidation of Variable Interest Entities, we are accounting for our investment in Medusa Spar LLC under the equity method of accounting. Equity earnings from Medusa Spar LLC reflected in our financial statements are after amortization of our initial acquisition costs.

The following are condensed 100% statements of income of Medusa Spar LLC:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(in thousands)
Medusa Spar LLC
Condensed Statements of Income
Revenue	$4,278	$4,896	$8,694	$10,157
Depreciation	(2,370)	(2,370)	(4,739)	(4,739)
General and administrative	(66)	(17)	(83)	(33)
Interest	(545)	(378)	(833)	(784)

Net Income	$1,297	$2,131	$3,039	$4,601

Equity Earnings reflected in our financial statements	$587	$1,036	$1,428	$2,241

Interest on Medusa Spar LLC’s condensed statements of income for the three- and six-month periods ended June 30, 2008 includes $284,000 of expense from the write off of unamortized loan costs and the unwinding of a hedge recognized upon the prepayment of debt during the second quarter of 2008.
3. Inventory and Other Current Assets
Our inventory and other current assets consisted of the following:

	June 30,	Dec. 31,
	2008	2007
	(in thousands)
Inventory of parts for remotely operated vehicles	$96,908	$84,467
Other inventory, primarily raw materials	155,763	140,943
Deferred income taxes	21,116	13,576
Other	31,506	33,861

Total	$305,293	$272,847

We state our inventory at the lower of cost or market. We determine cost using the weighted-average method.
4. Debt
Our long-term debt consisted of the following:

	June 30,	Dec. 31,
	2008	2007
	(in thousands)
6.72% Senior Notes	$60,000	$60,000
Revolving credit facility	166,500	140,000

Total	$226,500	$200,000

Scheduled maturities of our long-term debt as of June 30, 2008 were as follows:

	6.72%	Revolving
	Notes	Credit	Total
	(in thousands)
Remainder of 2008	$20,000	$—	$20,000
2009	20,000	—	20,000
2010	20,000	—	20,000
2011	—	—	—
2012	—	166,500	166,500

Total	$60,000	$166,500	$226,500

Maturities through June 30, 2009 are not classified as current as of June 30, 2008 because we are able and intend to extend the maturity by reborrowing under our revolving credit facility, which has a maturity date beyond one year. We capitalized interest charges of $14,000 and $150,000 in the three-month periods ended June 30, 2008 and 2007, respectively, and $14,000 and $518,000 in the six-month periods ended June 30, 2008 and 2007, respectively, as part of construction-in-progress.
5. Shareholders’ Equity and Comprehensive Income
Our shareholders’ equity consisted of the following:

	June 30,	Dec. 31,
	2008	2007
	(in thousands)
Common Stock, par value $0.25; 180,000,000 shares authorized; 55,187,844 and 55,075,238 shares issued	$13,797	$13,769
Additional paid-in capital	217,273	210,388
Retained earnings	744,706	651,304
Other comprehensive income	46,677	39,849

Total	$1,022,453	$915,310

Comprehensive income is the total of net income and all nonowner changes in equity. The amounts of comprehensive income for the periods indicated are as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(in thousands)
Net Income per consolidated statements of income	$52,123	$47,873	$93,402	$81,039
Foreign currency translation gains (losses), net	(286)	6,748	8,521	9,348
Change in pension liability adjustment, net of tax	(775)	15	(1,617)	15
Change in fair value of hedge, net of tax	49	(4)	(76)	(74)

Total	$51,111	$54,632	$100,230	$90,328

Amounts comprising other elements of comprehensive income in Shareholders’ Equity are as follows:

	June 30,	Dec. 31,
	2008	2007
	(in thousands)
Accumulated net foreign currency translation adjustments	$51,105	$42,584
Pension liability adjustment	(4,428)	(2,811)
Fair value of hedge	—	76

Total	$46,677	$39,849

6. Income Taxes
During interim periods, we provide for income taxes at our estimated effective tax rate, currently 35%, using assumptions as to (1) earnings and other factors that would affect the tax calculation for the remainder of the year and (2) the operations of foreign branches and subsidiaries that are subject to local income and withholding taxes.
The financial statement recognition of the benefit for a tax position depends on the benefit being more likely than not to be sustainable upon audit by the applicable taxing authority. If this threshold is met, the tax benefit is then measured and recognized at the largest amount that is greater than 50 percent likely of being realized upon ultimate settlement. We account for any applicable interest and penalties on uncertain tax positions as a component of our provision for income taxes on our financial statements. We charged $0.3 million and $0.3 million in the six-month periods ended June 30, 2008 and 2007, respectively, for penalties and interest taken on our financial statements on uncertain tax positions. Our total liabilities for penalties and interest on uncertain tax positions were $3.1 million on our balance sheet at June 30, 2008. Including penalties and interest, we have accrued a total of $6.1 million in the caption “other long-term liabilities” on our balance sheet for unrecognized tax benefits. All additions or reductions to those liabilities affect our effective income tax rate in the periods of change.
We do not believe that the total of unrecognized tax benefits will significantly increase or decrease in the next 12 months. Since December 31, 2007, there has been no change to the earliest tax years open to examination by tax authorities where we have significant operations.
We conduct our operations in a number of locations that have varying laws and regulations with regard to income and other taxes, some of which are subject to interpretation. Our tax returns are subject to audit by taxing authorities in multiple jurisdictions. These audits often take years to complete and settle. Our management believes that adequate provisions have been made for all taxes that ultimately will be payable, although final determination of tax liabilities may differ from our estimates.
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

There are no differences in the basis of segmentation or in the basis of measurement of segment profit or loss from those used in our consolidated financial statements for the year ended December 31, 2007. The following summarizes certain financial data by business segment:

	For the Three Months Ended			For the Six Months Ended
	June 30,	June 30,	March 31,	June 30,	June 30,
	2008	2007	2008	2008	2007
	(in thousands)
Revenue
Oil and Gas
ROVs	$159,229	$130,219	$144,729	$303,958	$243,549
Subsea Products	164,124	117,311	138,518	302,642	222,182
Subsea Projects	58,790	68,575	47,614	106,404	101,675
Inspection	67,969	55,417	59,551	127,520	102,837
Mobile Offshore Production Systems	10,165	14,453	10,033	20,198	25,477

Total Oil and Gas	460,277	385,975	400,445	860,722	695,720
Advanced Technologies	39,843	46,066	35,370	75,213	80,325

Total	$500,120	$432,041	$435,815	$935,935	$776,045

Gross Margins
Oil and Gas
ROVs	$53,068	$42,364	$48,629	$101,697	$75,047
Subsea Products	38,185	30,552	32,594	70,779	59,545
Subsea Projects	20,906	25,524	14,040	34,946	41,097
Inspection	13,776	11,144	11,587	25,363	17,826
Mobile Offshore Production Systems	4,766	6,027	2,670	7,436	9,425

Total Oil and Gas	130,701	115,611	109,520	240,221	202,940
Advanced Technologies	6,430	7,245	4,934	11,364	13,120
Unallocated Expenses	(18,841)	(16,846)	(15,788)	(34,629)	(30,448)

Total	$118,290	$106,010	$98,666	$216,956	$185,612

Income from Operations
Oil and Gas
ROVs	$45,338	$36,675	$41,497	$86,835	$64,168
Subsea Products	25,432	20,973	20,717	46,149	41,597
Subsea Projects	18,878	23,564	12,133	31,011	37,634
Inspection	9,337	7,516	7,537	16,874	10,997
Mobile Offshore Production Systems	4,341	5,640	2,254	6,595	8,706

Total Oil and Gas	103,326	94,368	84,138	187,464	163,102
Advanced Technologies	3,335	5,028	2,105	5,440	8,954
Unallocated Expenses	(25,196)	(23,098)	(21,473)	(46,669)	(42,222)

Total	$81,465	$76,298	$64,770	$146,235	$129,834

We generate a material amount of our consolidated revenue from contracts for services in the Gulf of Mexico and North Sea, which are usually more active from April through October, as compared to the rest of the year. In each of the 2007 periods presented, Subsea Projects had higher-than-normal revenue due to work made necessary by severe hurricanes in the Gulf of Mexico in 2004 and 2005. Revenue in our ROV segment is slightly seasonal, with our first quarter generally being the low quarter of the year. The level of our ROV seasonality depends on the number of ROVs we have in construction support, which is more seasonal than drilling support. Revenue in each of our Subsea Products, Mobile Offshore Production Systems and Advanced Technologies segments has generally not been seasonal.
We have continued to grow our Oil and Gas business by making business acquisitions and purchasing equipment. During the six months ended June 30, 2008, we invested $68 million and $65 million in our ROV and Subsea Products segments, respectively.

8. Stock-Based Compensation
Stock Options
At June 30, 2008, we had 203,700 outstanding stock options, with a weighted average exercise price of $15.83 and an aggregate intrinsic value of $12.5 million. The weighted average remaining contract term of our stock options outstanding at June 30, 2008 was 1.5 years.
As of June 30, 2008, we had no future stock-based compensation expense to be recognized pursuant to stock option grants, as all outstanding stock options are fully vested.
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
For restricted stock units granted in 2006 through 2008, at the earlier of three years after grant or at termination of employment, the employee will be issued a share of our common stock for each common stock unit vested. As of June 30, 2008 and December 31, 2007, totals of 1,018,531 and 885,450 shares of restricted stock or restricted stock units were outstanding and unvested. Each grantee of shares of restricted stock is deemed to be the record owner of those shares during the restriction period, with the right to vote and receive any dividends on those shares. The restricted stock units granted in 2006 through 2008 have no voting rights, but they carry a dividend-equivalent right should we pay dividends on our common stock.
We estimate that stock-based compensation cost not yet recognized related to shares of restricted stock or restricted stock units, based on their grant-date fair values, was $15 million at June 30, 2008. This expense is being recognized on a staged-vesting basis over the next four years for the awards granted prior to 2006, on a staged-vesting basis over three years for awards made subsequent to 2005 attributable to individuals meeting certain age and years-of-service requirements, and on a straight-line basis over the applicable vesting period of one or three years for the other awards granted subsequent to 2005.
9. Business Acquisition
In the first quarter of 2008, we acquired GTO Subsea AS (“GTO”), a Norwegian company, for approximately $45 million. GTO is a rental provider of specialized subsea dredging and excavation equipment, including ROV-deployed units, to the offshore oil and gas industry. We plan to market GTO’s equipment in conjunction with our ROV tooling products on a global basis. GTO’s results have been included in our Subsea Products segment from its date of acquisition.
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
In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). This FASB Staff Position is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the value of the asset under SFAS No. 141R. FSP 142-3 requires prospective application of its accounting requirements to intangible assets we acquire after January 1, 2009, and earlier adoption is not allowed. The disclosure requirements of FSP 142-3 will apply to all our intangible assets effective January 1, 2009.
In June 2008, the FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“EITF 03-6-1”). EITF 03-6-1 states that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and, therefore, need to be included in the earnings allocation in computing earnings per share (“EPS”) under the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, Earnings per Share. EITF 03-6-1 requires prospective application for us effective January 1, 2009, and earlier adoption is not allowed; however, prior period EPS data will be adjusted retrospectively to conform to EITF 03-6-1.

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
Executive Overview
We generate over 90% of our revenue and substantially all of our operating income before Unallocated Expenses from our services and products provided to the oil and gas industry. Our net income for the three-month period ended June 30, 2008 was higher than any calendar year second quarter in our history. Compared to the first quarter of 2008, our quarterly net income increased, as all our operating segments had higher operating income, led by record quarters in our ROV and Inspection segments and a seasonal increase in our Subsea Projects segment.
For 2008, we anticipate our net income to be approximately 10% higher than 2007, with increased ROV, Subsea Products and Inspection operating income from continued demand growth, and decreased Subsea Projects operating income due to decreasing demand for our diving and shallow water vessel services as hurricane damage-related projects near completion and due to scheduled regulatory inspections on four of our owned vessels.
Critical Accounting Policies and Estimates
For information about our Critical Accounting Policies and Estimates, please refer to the discussion in our annual report on Form 10-K for the year ended December 31, 2007 under the heading “Critical Accounting Policies and Estimates” in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operation.
New Accounting Standards
For a discussion of new accounting standards applicable to us, see the discussion in Note 10 to the Consolidated Financial Statements contained in Item 1 of this quarterly report on Form 10-Q.
Liquidity and Capital Resources
We consider our liquidity and capital resources adequate to support our existing operations and capital commitments. At June 30, 2008, we had working capital of $382 million, including $29 million of cash and cash equivalents. Additionally, we had $133.5 million of borrowing capacity available under our $300 million revolving credit facility.
Our capital expenditures, including business acquisitions, were $146 million during the first half of 2008, as compared to $112 million during the first half last year. We added seven new remotely operated vehicles (“ROVs”) to our fleet and disposed of three ROVs during the six months ended June 30, 2008, resulting in a total of 214 ROVs in the fleet. We plan to add 23 more ROVs during the second half of 2008 and these are in the process of being built. Our total ROV capital expenditures were $68 million for the first half of 2008. Our capital expenditures in the first half of 2008 also included $65 million within our Subsea Products segment, of which approximately $45 million was for the acquisition of GTO Subsea AS (“GTO”). GTO is a rental provider of specialized subsea dredging and excavation equipment, including ROV-deployed units, to the offshore oil and gas industry. Our capital expenditures in 2007 included expenditures for additions and upgrades to our ROV fleet to expand the fleet, vessel upgrades, the acquisition of a small inspection company in the United Kingdom (the “U.K.”) and facility expansions in the U.K., Norway, Morgan City and Houston. Our facility expansions in the U.K., Norway and Houston related to our Subsea Products manufacturing operations, and our Morgan City expansion was to support our growing ROV and Subsea Projects operations. We have chartered the Ocean Intervention III from another party for an initial term of three years which began in May 2007, with extension options for up to six additional years. The Ocean Intervention III is equipped with two of our work-class ROVs and is being utilized on deepwater projects in the Gulf of Mexico. We have also chartered the Olympic Intervention IV for an initial term of five years, which began in July 2008. The Olympic Intervention IV will be outfitted with two high-specification work-class ROVs, and we anticipate using the vessel, beginning in the fourth quarter of 2008, to perform subsea hardware installation and inspection, repair and maintenance projects, and to conduct well intervention services in the ultra-deep waters of the Gulf of Mexico.
We had no material contractual commitments for capital expenditures at June 30, 2008. We currently estimate that our total capital expenditures, including completed business acquisitions, for 2008 will be approximately $250 million.
At June 30, 2008, we had long-term debt of $226.5 million and an 18% debt-to-total-capitalization ratio. We have $60 million of Senior Notes outstanding, to be repaid from 2008 through 2010, and $166.5 million outstanding under our $300 million revolving credit facility, which is scheduled to expire in January 2012. The revolving credit facility has short-term interest rates that float with market rates, plus applicable spreads. The amount available under the credit agreement can be increased to $450 million upon our agreement with the existing or additional lenders. We have not guaranteed any debt not reflected on our consolidated balance sheet and do not have any off-balance sheet arrangements, as defined by SEC rules.
In the six-month period ended June 30, 2008, we generated $114 million in cash from operating activities, used $142 million of cash in investing activities and obtained $29 million of cash from financing activities. The cash used in investing activities was used primarily for the capital expenditures and the GTO business acquisition described above. The cash obtained from financing activities was used, along with the cash provided by operating activities, to pay for those capital expenditures and the GTO business acquisition and to finance an increase in working capital of $51 million. The increase in working capital was primarily the result of higher accounts receivable and inventories, partially offset by higher accounts payable.
In September 2002, our Board of Directors authorized us to repurchase up to 6 million shares of our common stock, subject to a $75 million aggregate purchase price limitation. Under this plan, we have repurchased an aggregate of 1,795,600 shares of common stock through June 30, 2008, at a total cost of $20 million. We have reissued all of those shares as contributions to our 401(k) plan or in connection with exercises of stock options. Although we have not made any such repurchases since April 2003, we may from time to time effect additional repurchases in accordance with the terms of the Board’s authorization, which remains in effect.
Results of Operations
We operate in six business segments. The segments are contained within two businesses — services and products provided to the oil and gas industry (“Oil and Gas”) and all other services and products (“Advanced Technologies”). Our Unallocated Expenses are those not associated with a specific business segment.
Consolidated revenue and margin information is as follows:

	For the Three Months Ended			For the Six Months Ended
	June 30,	June 30,	March 31,	June 30,	June 30,
	2008	2007	2008	2008	2007
	(dollars in thousands)
Revenue	$500,120	$432,041	$435,815	$935,935	$776,045
Gross margin	118,290	106,010	98,666	216,956	185,612
Operating income	81,465	76,298	64,770	146,235	129,834
Gross margin %	24%	25%	23%	23%	24%
Operating income %	16%	18%	15%	16%	17%
We generate a material amount of our consolidated revenue from contracts for services in the Gulf of Mexico and North Sea, which are usually more active from April through October, as compared to the rest of the year. In each of the 2007 periods presented, Subsea Projects had higher-than-normal revenue due to work made necessary by severe hurricanes in the Gulf of Mexico in 2004 and 2005. Revenue in our ROV segment is slightly seasonal, with our first quarter generally being the low quarter of the year. The level of our ROV seasonality depends on the number of ROVs we have in construction support, which is more seasonal than drilling support. Revenue in each of our Subsea Products, Mobile Offshore Production Systems and Advanced Technologies segments has generally not been seasonal.

Oil and Gas
The table that follows sets forth our revenues and margins for our Oil and Gas business for the periods indicated.

	For the Three Months Ended			For the Six Months Ended
	June 30,	June 30,	March 31,	June 30,	June 30,
	2008	2007	2008	2008	2007
	(dollars in thousands)
Remotely Operated Vehicles
Revenue	$159,229	$130,219	$144,729	$303,958	$243,549
Gross margin	53,068	42,364	48,629	101,697	75,047
Gross margin %	33%	33%	34%	33%	31%
Operating income	45,338	36,675	41,497	86,835	64,168
Operating income %	28%	28%	29%	29%	26%
Utilization %	84%	87%	80%	82%	86%

Subsea Products
Revenue	164,124	117,311	138,518	302,642	222,182
Gross margin	38,185	30,552	32,594	70,779	59,545
Gross margin %	23%	26%	24%	23%	27%
Operating income	25,432	20,973	20,717	46,149	41,597
Operating income %	15%	18%	15%	15%	19%

Subsea Projects
Revenue	58,790	68,575	47,614	106,404	101,675
Gross margin	20,906	25,524	14,040	34,946	41,097
Gross margin %	36%	37%	29%	33%	40%
Operating income	18,878	23,564	12,133	31,011	37,634
Operating income %	32%	34%	25%	29%	37%

Inspection
Revenue	67,969	55,417	59,551	127,520	102,837
Gross margin	13,776	11,144	11,587	25,363	17,826
Gross margin %	20%	20%	19%	20%	17%
Operating income	9,337	7,516	7,537	16,874	10,997
Operating income %	14%	14%	13%	13%	11%

Mobile Offshore Production Systems
Revenue	10,165	14,453	10,033	20,198	25,477
Gross margin	4,766	6,027	2,670	7,436	9,425
Gross margin %	47%	42%	27%	37%	37%
Operating income	4,341	5,640	2,254	6,595	8,706
Operating income %	43%	39%	22%	33%	34%

Total Oil and Gas
Revenue	$460,277	$385,975	$400,445	$860,722	$695,720
Gross margin	130,701	115,611	109,520	240,221	202,940
Gross margin %	28%	30%	27%	28%	29%
Operating income	103,326	94,368	84,138	187,464	163,102
Operating income %	22%	24%	21%	22%	23%

In general, our Oil and Gas business focuses on supplying services and products to the deepwater sector of the offshore market. In the past couple of years, we have had a high level of demand due to historically high hydrocarbon prices and hurricane damage to the oil and gas producing infrastructure in the Gulf of Mexico. In 2008, we have experienced a decline in hurricane damage-related repair work in our Subsea Projects segment as we complete projects.
Our ROV segment revenue reflects the utilization percentages, fleet sizes and average pricing of the respective periods. Operating income was favorably impacted in the three- and six-month periods of 2008 compared to the corresponding periods of the prior year by increases in the average revenue per day of ROV utilization and the number of days on hire. Our operating income increased in the quarter ended June 30, 2008 compared to the immediately preceding quarter as we achieved higher day rates and more operating days. Our margin percentages remained relatively flat, as costs for personnel, equipment, goods and services in the oilfield services industry also have escalated. We expect our full-year 2008 ROV operating income to be $35 million to $45 million higher than 2007.
Our Subsea Products operating income was higher in the second quarter of 2008 compared to the other three-month periods presented, and was higher in the first half of 2008 as compared to the first half of 2007. Margin percentages were lower in the periods ended June 30, 2008, as compared to the corresponding periods of the prior year, due to:
•	higher development costs for our blowout preventer (“BOP”) control systems;

•	lower utilization of our installation workover control systems (“IWOCS”) due to market demand being lower than we anticipated for tree installations, workovers and plug and abandonment activities in the Gulf of Mexico; and

•	costs we are incurring to expand our IWOCS operations in the U.K. and Angola.
Revenue, gross margin, and operating income increased from the periods of the prior year and from the first quarter of 2008 due to higher umbilical plant throughput and specialty product sales, particularly ROV tooling. We expect our full-year 2008 Subsea Products operating income to be $15 million to $20 million more than 2007, due to improved umbilical manufacturing results, particularly in the second half of the year, and higher specialty product sales. Our Subsea Products backlog was $372 million at June 30, 2008 compared to $338 million at December 31, 2007.
Our Subsea Projects operating income was lower in the three- and six-month periods ended June 30, 2008 compared to the corresponding periods of the prior year. The decreases were primarily due to a softer market for our diving and deepwater vessel services as a result of the substantial completion of work associated with hurricane damage. Additionally, we incurred expenses associated with regulatory inspection of three of our vessels in the first half of 2008. The first half of 2007 also included a gain of $3.5 million from the sale of an ROV support vessel. We expect our full-year 2008 operating income for Subsea Projects to be $25 million to $30 million less than that of 2007 due to decreasing demand for diving and shallow water vessel services as hurricane damage-related projects near completion and due to scheduled regulatory inspections on four of our owned vessels.
Our Inspection margins increased as a result of strong demand in most of the geographic areas we serve. We expect higher operating income for the full-year 2008 as compared to 2007 from increased activity and higher pricing.
Two of our Mobile Offshore Production Systems segment’s three main assets were working under the same contracts as in 2007. The contract for the use of our vessel PB San Jacinto was terminated and the vessel went off-hire in July 2007. We recognized revenue and gross margin of $2.8 million in the second quarter of 2007 associated with a settlement of that contract termination and a gain of $2.0 million on the sale of the PB San Jacinto in the second quarter of 2008.

Advanced Technologies
Revenue and margin information is as follows:

	For the Three Months Ended			For the Six Months Ended
	June 30,	June 30,	March 31,	June 30,	June 30,
	2008	2007	2008	2008	2007
	(dollars in thousands)
Revenue	$39,843	$46,066	$35,370	$75,213	$80,325
Gross margin	6,430	7,245	4,934	11,364	13,120
Gross margin %	16%	16%	14%	15%	16%
Operating income	3,335	5,028	2,105	5,440	8,954
Operating income %	8%	11%	6%	7%	11%
Our Advanced Technologies segment’s revenue and margins for the three- and six-month periods ended June 30, 2008 decreased over the corresponding periods of the prior year due to the completion of a major contract for engineering services at the end of September 2007.
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
The table that follows sets forth our Unallocated Expenses for the periods indicated.

	For the Three Months Ended			For the Six Months Ended
	June 30,	June 30,	March 31,	June 30,	June 30,
	2008	2007	2008	2008	2007
	(dollars in thousands)
Gross margin expenses	$18,841	$16,846	$15,788	$34,629	$30,448
% of revenue	4%	4%	4%	4%	4%
Operating income expenses	25,196	23,098	21,473	46,669	42,222
% of revenue	5%	5%	5%	5%	5%
Our higher long-term incentive expenses were the principal cause of the increases in Unallocated Expenses in the three- and six-month periods ended June 30, 2008 compared to the corresponding periods of the prior year. For the full-year 2008, we expect our Unallocated Expenses to increase from 2007 levels in line with the increase in the size of our operations.

Other
The table that follows sets forth our significant financial statement items below the income from operations line.

	For the Three Months Ended			For the Six Months Ended
	June 30,	June 30,	March 31,	June 30,	June 30,
	2008	2007	2008	2008	2007
	(dollars in thousands)
Interest income	$77	$137	$131	$208	$252
Interest expense, net of amounts capitalized	(3,503)	(3,972)	(3,309)	(6,812)	(7,102)
Equity earnings of unconsolidated affiliates, net	612	1,052	841	1,453	2,241
Other income (expense), net	1,537	(205)	1,074	2,611	(173)
Provision for income taxes	28,065	25,437	22,228	50,293	44,013
The amounts of equity earnings (losses) of unconsolidated affiliates are as follows:

	For the Three Months Ended			For the Six Months Ended
	June 30,	June 30,	March 31,	June 30,	June 30,
	2008	2007	2008	2008	2007
	(dollars in thousands)
Medusa Spar LLC	$587	$1,036	$841	$1,428	$2,241
Other	25	16	—	25	—

Total	$612	$1,052	$841	$1,453	$2,241

We own a 50% equity interest in Medusa Spar LLC, which owns a 75% interest in the Medusa Spar production platform in the Gulf of Mexico. Medusa Spar LLC earns revenue on a tariff basis on oil and gas production throughput processed by the spar from the Medusa field and certain specified surrounding areas. The lower earnings for the three- and six-month periods ended June 30, 2008 compared to the other periods presented resulted from declining production as the reservoirs currently being produced deplete normally. For 2008, we anticipate lower equity income than in 2007 from our Medusa Spar LLC investment due to declines in production from the currently producing wells.
Interest expense for the periods presented reflects the respective average debt levels.
Foreign currency gains of $1.3 million and $2.8 million for the three- and six-month periods ended June 30, 2008 are included in other income and are related primarily to the devaluation of the U.S. Dollar against the Brazilian Real.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are currently exposed to certain market risks arising from transactions we have entered into in the normal course of business. These risks relate to interest rate changes and fluctuations in foreign exchange rates. We do not believe these risks are material. We have not entered into any market risk sensitive instruments for speculative or trading purposes. We manage our exposure to interest rate changes through the use of a combination of fixed- and floating-rate debt. See Note 4 of Notes to Consolidated Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2007 for a description of our long-term debt agreements, interest rates and maturities. We believe that significant interest rate changes will not have a material near-term impact on our future earnings or cash flows. Because we operate in various oil and gas exploration and production regions in the world, we conduct a portion of our business in currencies other than the U.S. Dollar. The functional currency for several of our international operations is the applicable local currency. We manage our exposure to changes in foreign exchange rates principally through arranging compensation in U.S. Dollars or freely convertible currency and, to the extent possible, by limiting compensation received in other currencies to amounts necessary to meet obligations denominated in those currencies. We use the exchange rates in effect as of the balance sheet date to translate assets and liabilities as to which the functional currency is the local currency, resulting in translation adjustments that we reflect as accumulated other comprehensive income or loss in the shareholders’ equity section of our Consolidated Balance Sheets. We recorded adjustments of $8.5 million and $9.3 million to our equity accounts for the six-month periods ended June 30, 2008 and 2007, respectively, to reflect the net impact of the U.S. Dollar against various foreign currencies for locations where the functional currency is not the U.S. Dollar. Positive adjustments reflect the net impact of the strengthening of various foreign currencies against the U.S. Dollar for locations where the functional currency is not the U.S. Dollar. Conversely, negative adjustments reflect the effect of a strengthening dollar. The increase in the first half of 2008 was primarily due to the strengthening of the Norwegian Kroner against the U.S. Dollar.
We recorded foreign currency transaction gains of $1.3 million and $2.8 million for the three- and six-month periods ended June 30, 2008 in other income (expense). Those transaction gains are related primarily to the devaluation of the U.S. Dollar against the Brazilian Real.
Item 4. Controls and Procedures.
In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a–15(e) and 15d–15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2008 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
There has been no change in our internal control over financial reporting that occurred during the three months ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders.
(a)	Oceaneering International, Inc. held its Annual Meeting of Shareholders on May 16, 2008. The following matters were voted upon at the Annual Meeting, with the voting results as follows:
(1)	Election of Class I Directors

Nominee	Shares Voted For	Shares With Votes Withheld
T. Jay Collins	51,037,645	1,378,625
D. Michael Hughes	49,940,459	2,475,811
Messrs. Jerold J. DesRoche, David S. Hooker, John R. Huff and Harris J. Pappas also continued as directors immediately following the Annual Meeting.

(2)	Approval of Amendment of the Restated Certificate of Incorporation to increase the number of authorized shares of Common Stock from 90,000,000 to 180,000,000

Shares Voted For	Shares Voted Against	Shares Abstaining
44,039,215	8,319,566	57,489
(3)	Ratification of the appointment of Ernst & Young LLP as independent auditors for Oceaneering

Shares Voted For	Shares Voted Against	Shares Abstaining
52,086,021	120,745	209,504
Item 6. Exhibits

			Registration
			or File	Form or	Report	Exhibit
			Number	Report	Date	Number

*	3.01	Restated Certificate of Incorporation	1-10945	10-K	Dec. 2000	3.01

*	3.02	Certificate of Amendment to Restated Certificate of Incorporation	1-10945	8-K	May 2008	3.1

*	3.03	Amended and Restated Bylaws	1-10945	8-K	Dec. 2007	3.1

	31.01	Rule 13a-14(a)/15d-14(a) Certification by T. Jay Collins, Chief Executive Officer

	31.02	Rule 13a-14(a)/15d-14(a) Certification by Marvin J. Migura, Chief Financial Officer

	32.01	Section 1350 Certification by T. Jay Collins, Chief Executive Officer

	32.02	Section 1350 Certification by Marvin J. Migura, Chief Financial Officer

*	Indicates exhibit previously filed with the Securities and Exchange Commission, as indicated, and is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OCEANEERING INTERNATIONAL, INC. (Registrant)
Date: August 7, 2008	By:	/S/ T. JAY COLLINS
T. Jay Collins
President and Chief Executive Officer

Date: August 7, 2008	By:	/S/ MARVIN J. MIGURA
Marvin J. Migura
Senior Vice President and Chief Financial Officer

Date: August 7, 2008	By:	/S/ W. CARDON GERNER
W. Cardon Gerner
Vice President and Chief Accounting Officer

Index to Exhibits

			Registration
			or File	Form or	Report	Exhibit
			Number	Report	Date	Number

*	3.01	Restated Certificate of Incorporation	1-10945	10-K	Dec. 2000	3.01

*	3.02	Certificate of Amendment to Restated Certificate of Incorporation	1-10945	8-K	May 2008	3.1

*	3.03	Amended and Restated Bylaws	1-10945	8-K	Dec. 2007	3.1

	31.01	Rule 13a-14(a)/15d-14(a) Certification by T. Jay Collins, Chief Executive Officer

	31.02	Rule 13a-14(a)/15d-14(a) Certification by Marvin J. Migura, Chief Financial Officer

	32.01	Section 1350 Certification by T. Jay Collins, Chief Executive Officer

	32.02	Section 1350 Certification by Marvin J. Migura, Chief Financial Officer

*	Indicates exhibit previously filed with the Securities and Exchange Commission, as indicated, and is incorporated herein by reference.