Form 10-Q
period 2008-09-30
OCEANEERING INTERNATIONAL INC
filed 2008-11-05
CIK 73756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐, No ☑
The number of shares of the registrant’s common stock outstanding as of October 31, 2008 was 54,475,444.

Oceaneering International, Inc.
Form 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands)

	Sept. 30,	Dec. 31,
	2008	2007
ASSETS

Current Assets:
Cash and cash equivalents	$25,128	$27,110
Accounts receivable, net of allowances for doubtful accounts of $1,117 and $1,024	446,416	370,612
Inventory and other current assets	318,245	272,847

Total current assets	789,789	670,569

Property and Equipment, at cost	1,366,386	1,247,262
Less accumulated depreciation	660,902	609,155

Net property and equipment	705,484	638,107

Other Assets:
Goodwill	133,677	111,951
Investments in unconsolidated affiliates	64,560	64,655
Other	43,201	46,158

Total other assets	241,438	222,764

TOTAL ASSETS	$1,736,711	$1,531,440

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$90,897	$76,841
Accrued liabilities	224,788	235,748

Income taxes payable	32,078	26,386

Total current liabilities	347,763	338,975

Long-term Debt	303,000	200,000
Other Long-term Liabilities	104,639	77,155
Commitments and Contingencies
Shareholders’ Equity	981,309	915,310

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,736,711	$1,531,440

The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(in thousands, except per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	Sept. 30,		Sept. 30,
	2008	2007	2008	2007
Revenue	$515,795	$485,424	$1,451,730	$1,261,469

Cost of Services and Products	388,199	367,911	1,107,178	958,344

Gross margin	127,596	117,513	344,552	303,125

Selling, General and Administrative Expense	37,899	31,908	108,620	87,686

Income from operations	89,697	85,605	235,932	215,439

Interest Income	304	316	512	568

Interest Expense, net of amounts capitalized	(3,070)	(4,400)	(9,882)	(11,502)

Equity Earnings of Unconsolidated Affiliates	444	1,022	1,897	3,263

Other Expense, Net	(2,887)	(69)	(276)	(242)

Income before income taxes	84,488	82,474	228,183	207,526

Provision for Income Taxes	29,513	28,621	79,806	72,634

Net Income	$54,975	$53,853	$148,377	$134,892

Basic Earnings per Share	$1.00	$0.98	$2.69	$2.47

Diluted Earnings per Share	$0.99	$0.96	$2.65	$2.42

Weighted average number of common shares	55,087	54,979	55,108	54,689
Incremental shares from stock equivalents	707	842	839	995

Weighted average number of common shares and equivalents	55,794	55,821	55,947	55,684

The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	For the Nine Months Ended
	Sept. 30,
	2008	2007
Cash Flows from Operating Activities:

Net income	$148,377	$134,892

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	82,007	68,666
Gain on sales of property and equipment	(5,171)	(4,198)
Noncash compensation	6,001	4,087
Undistributed earnings of unconsolidated affiliates	95	(18)
Excluding the effects of acquisitions, increase (decrease) in cash from:
Accounts receivable	(71,600)	(100,327)
Inventory and other current assets	(45,398)	(95,973)
Other assets	3,349	2,511
Currency translation effect on working capital	(16,147)	8,949
Current liabilities	5,185	88,146
Other long-term liabilities	27,594	2,670

Total adjustments to net income	(14,085)	(25,487)

Net Cash Provided by Operating Activities	134,292	109,405

Cash Flows from Investing Activities:

Business acquisitions, less cash acquired	(42,976)	(25,116)
Purchases of property and equipment	(155,451)	(151,585)
Proceeds on sales of property and equipment	5,586	5,222

Net Cash Used in Investing Activities	(192,841)	(171,479)

Cash Flows from Financing Activities:

Net proceeds from revolving credit, net of expenses	123,000	88,561
Payments of 6.72% Senior Notes	(20,000)	(20,000)
Proceeds from issuance of common stock	1,726	5,118
Excess tax benefits from stock-based compensation	6,770	5,669
Purchases of treasury stock	(54,929)	—

Net Cash Provided by Financing Activities	56,567	79,348

Net Increase (Decrease) in Cash and Cash Equivalents	(1,982)	17,274

Cash and Cash Equivalents — Beginning of Period	27,110	26,228

Cash and Cash Equivalents — End of Period	$25,128	$43,502

The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Basis of Presentation and Significant Accounting Policies
We have prepared these unaudited consolidated financial statements pursuant to instructions for the quarterly report on Form 10-Q, which we are required to file with the Securities and Exchange Commission. These financial statements do not include all information and footnotes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States. These financial statements reflect all adjustments that we believe are necessary to present fairly our financial position at September 30, 2008 and our results of operations and cash flows for the periods presented. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in our annual report on Form 10-K for the year ended December 31, 2007. The results for interim periods are not necessarily indicative of annual results.
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
Certain amounts from prior periods have been reclassified to conform to the current year presentation.
2. Investments in Unconsolidated Affiliates
Our investments in unconsolidated affiliates consisted of the following:

	Sept. 30,	Dec. 31,
	2008	2007
	(in thousands)
Medusa Spar LLC	$63,097	$63,183
Other	1,463	1,472

Total	$64,560	$64,655

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

The following are condensed 100% statements of income of Medusa Spar LLC:

	For the Three Months Ended		For the Nine Months Ended
	Sept. 30,		Sept. 30,
	2008	2007	2008	2007
		(in thousands)
Medusa Spar LLC
Condensed Statements of Income
Revenue	$3,303	$4,381	$11,997	$14,538
Depreciation	(2,369)	(2,369)	(7,108)	(7,108)
General and administrative	(17)	(63)	(100)	(96)
Interest	—	(347)	(833)	(1,131)

Net Income	$917	$1,602	$3,956	$6,203

Equity Earnings reflected in our financial statements	$444	$771	$1,872	$3,012

Interest on Medusa Spar LLC’s condensed statements of income for the nine-month period ended September 30, 2008 includes $284,000 of expense from the write off of unamortized loan costs and the unwinding of a hedge recognized upon the prepayment of debt during the second quarter of 2008.
3. Inventory and Other Current Assets
Our inventory and other current assets consisted of the following:

	Sept. 30,	Dec. 31,
	2008	2007
	(in thousands)
Inventory of parts for remotely operated vehicles	$106,352	$84,467
Other inventory, primarily raw materials	144,595	140,943
Income taxes, primarily deferred	30,591	13,576
Other	36,707	33,861

Total	$318,245	$272,847

We state our inventory at the lower of cost or market. We determine cost using the weighted-average method.
4. Debt
Our long-term debt consisted of the following:

	Sept. 30,	Dec. 31,
	2008	2007
	(in thousands)
6.72% Senior Notes	$40,000	$60,000
Revolving credit facility	263,000	140,000

Total	$303,000	$200,000

Scheduled maturities of our long-term debt as of September 30, 2008 were as follows:

	6.72%	Revolving
	Notes	Credit	Total
		(in thousands)
Remainder of 2008	$—	$—	$—
2009	20,000	—	20,000
2010	20,000	—	20,000
2011	—	—	—
2012	—	263,000	263,000

Total	$40,000	$263,000	$303,000

Maturities through September 30, 2009 are not classified as current as of September 30, 2008 because we are able and intend to extend the maturity by reborrowing under our revolving credit facility, which has a maturity date beyond one year. We capitalized interest charges of $3,000 and $247,000 in the three-month periods ended September 30, 2008 and 2007, respectively, and $17,000 and $765,000 in the nine-month periods ended September 30, 2008 and 2007, respectively, as part of construction-in-progress.
We have interest rate hedges in place on $100 million of floating rate debt under our revolving credit facility for the period August 2008 to August 2011. The hedges fix three-month LIBOR at 3.07% until August 2009 and at 3.31% for the period August 2009 to August 2011.
In September 2008, we signed a one-year, unsecured term loan agreement providing for borrowings of up to $85 million. In October 2008, we borrowed the $85 million and used the proceeds to repay borrowings under our revolving credit facility.
5. Shareholders’ Equity and Comprehensive Income
Our shareholders’ equity consisted of the following:

	Sept. 30,	Dec. 31,
	2008	2007
	(in thousands)
Common Stock, par value $0.25; 180,000,000 shares authorized; 55,417,044 and 55,075,238 shares issued	$13,854	$13,769
Treasury Stock, 941,600 in 2008, at cost	(52,419)	—
Additional paid-in capital	222,290	210,388
Retained earnings	799,681	651,304
Other comprehensive income	(2,097)	39,849

Total	$981,309	$915,310

Comprehensive income is the total of net income and all nonowner changes in equity. The amounts of comprehensive income for the periods indicated are as follows:

	For the Three Months Ended		For the Nine Months Ended
	Sept. 30,		Sept. 30,
	2008	2007	2008	2007
		(in thousands)
Net Income per consolidated statements of income	$54,975	$53,853	$148,377	$134,892
Foreign currency translation gains (losses), net	(49,688)	14,986	(41,167)	24,334
Change in pension liability adjustment, net of tax	1,043	—	(574)	15
Change in fair value of hedges, net of tax	(129)	(112)	(205)	(186)

Total	$6,201	$68,727	$106,431	$159,055

Amounts comprising other elements of comprehensive income in Shareholders’ Equity are as follows:

	Sept. 30,	Dec. 31,
	2008	2007
	(in thousands)
Accumulated net foreign currency translation adjustments	$1,417	$42,584
Pension liability adjustment	(3,385)	(2,811)
Fair value of hedges	(129)	76

Total	$(2,097)	$39,849

6. Income Taxes
During interim periods, we provide for income taxes at our estimated effective tax rate, currently 35%, using assumptions as to (1) earnings and other factors that would affect the tax calculation for the remainder of the year and (2) the operations of foreign branches and subsidiaries that are subject to local income and withholding taxes.
The financial statement recognition of the benefit for a tax position depends on the benefit being more likely than not to be sustainable upon audit by the applicable taxing authority. If this threshold is met, the tax benefit is then measured and recognized at the largest amount that is greater than 50 percent likely to be realized upon ultimate settlement. We account for any applicable interest and penalties on uncertain tax positions as a component of our provision for income taxes on our financial statements. We charged $0.4 million and $0.4 million in the nine-month periods ended September 30, 2008 and 2007, respectively, for penalties and interest taken on our financial statements on uncertain tax positions. Our total liabilities for penalties and interest on uncertain tax positions were $3.2 million on our balance sheet at September 30, 2008. Including penalties and interest, we have accrued a total of $6.2 million in the caption “other long-term liabilities” on our September 30, 2008 balance sheet for unrecognized tax benefits. All additions or reductions to those liabilities affect our effective income tax rate in the periods of change.
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
7. Business Segment Information
We supply a comprehensive range of technical services and specialty products to customers in a variety of industries. Our Oil and Gas business consists of five business segments: Remotely Operated Vehicles (“ROVs”); Subsea Products; Subsea Projects; Inspection; and Mobile Offshore Production Systems. Our Advanced Technologies business is a separate segment that provides project management, engineering services, products and equipment for applications outside the oil and gas industry. Unallocated Expenses are those not associated with a specific business segment. These consist of expenses related to our incentive and deferred compensation plans, including restricted stock units, performance units and bonuses, as well as other general expenses.

There are no differences in the basis of segmentation or in the basis of measurement of segment profit or loss from those used in our consolidated financial statements for the year ended December 31, 2007. The following summarizes certain financial data by business segment:

	For the Three Months Ended			For the Nine Months Ended
	Sept. 30,	Sept. 30,	June 30,	Sept. 30,	Sept. 30,
	2008	2007	2008	2008	2007
	(in thousands)
Revenue
Oil and Gas
ROVs	$161,710	$141,887	$159,229	$465,668	$385,436
Subsea Products	176,086	145,186	164,124	478,728	367,368
Subsea Projects	59,801	82,989	58,790	166,205	184,664
Inspection	65,336	58,182	67,969	192,856	161,019
Mobile Offshore Production Systems	9,687	13,366	10,165	29,885	38,843

Total Oil and Gas	472,620	441,610	460,277	1,333,342	1,137,330
Advanced Technologies	43,175	43,814	39,843	118,388	124,139

Total	$515,795	$485,424	$500,120	$1,451,730	$1,261,469

Gross Margins
Oil and Gas
ROVs	$58,764	$45,712	$53,068	$160,461	$120,759
Subsea Products	40,612	40,172	38,185	111,391	99,717
Subsea Projects	19,853	31,118	20,906	54,799	72,215
Inspection	12,880	10,483	13,776	38,243	28,309
Mobile Offshore Production Systems	2,974	3,049	4,766	10,410	12,474

Total Oil and Gas	135,083	130,534	130,701	375,304	333,474
Advanced Technologies	5,799	7,425	6,430	17,163	20,545
Unallocated Expenses	(13,286)	(20,446)	(18,841)	(47,915)	(50,894)

Total	$127,596	$117,513	$118,290	$344,552	$303,125

Income from Operations
Oil and Gas
ROVs	$50,617	$39,815	$45,338	$137,452	$103,983
Subsea Products	27,708	29,786	25,432	73,857	71,383
Subsea Projects	17,771	28,954	18,878	48,782	66,588
Inspection	8,170	6,752	9,337	25,044	17,749
Mobile Offshore Production Systems	2,553	2,657	4,341	9,148	11,363

Total Oil and Gas	106,819	107,964	103,326	294,283	271,066
Advanced Technologies	2,883	4,139	3,335	8,323	13,093
Unallocated Expenses	(20,005)	(26,498)	(25,196)	(66,674)	(68,720)

Total	$89,697	$85,605	$81,465	$235,932	$215,439

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
We have continued to grow our Oil and Gas business by making business acquisitions and purchasing equipment. During the nine months ended September 30, 2008, we invested $100 million and $75 million in our ROV and Subsea Products segments, respectively.

8. Stock-Based Compensation
Stock Options
At September 30, 2008, we had 152,900 outstanding stock options, with a weighted average exercise price of $17.11 and an aggregate intrinsic value of $5.5 million. The weighted average remaining contract term of our stock options outstanding at September 30, 2008 was 1.7 years.
As of September 30, 2008, we had no future stock-based compensation expense to be recognized pursuant to stock option grants, as all outstanding stock options are fully vested.
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
For restricted stock units granted in 2006 through 2008, at the earlier of three years after grant or at termination of employment, the employee will be issued a share of our common stock for each common stock unit vested. As of September 30, 2008 and December 31, 2007, totals of 791,606 and 885,450 shares of restricted stock or restricted stock units were outstanding and unvested. Each grantee of shares of restricted stock is deemed to be the record owner of those shares during the restriction period, with the right to vote and receive any dividends on those shares. The restricted stock units granted in 2006 through 2008 have no voting rights, but they carry a dividend-equivalent right should we pay dividends on our common stock.
We estimate that stock-based compensation cost not yet recognized related to shares of restricted stock or restricted stock units, based on their grant-date fair values, was $12 million at September 30, 2008. This expense is being recognized on a staged-vesting basis over the next four years for the awards granted prior to 2006, on a staged-vesting basis over three years for awards made subsequent to 2005 attributable to individuals meeting certain age and years-of-service requirements, and on a straight-line basis over the applicable vesting period of one or three years for the other awards granted subsequent to 2005.
9. Business Acquisition
In the first quarter of 2008, we acquired GTO Subsea AS (“GTO”), a Norwegian company, for approximately $40 million. GTO is a rental provider of specialized subsea dredging and excavation equipment, including ROV-deployed units, to the offshore oil and gas industry. We plan to market GTO’s equipment in conjunction with our ROV tooling products on a global basis. GTO’s results have been included in our Subsea Products segment from its date of acquisition.
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
10. New Accounting Standards
In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, except where other accounting pronouncements address fair value measurement for the purposes of lease classification or measurement. The effective date for the application of SFAS No. 157 to certain items was deferred to January 1, 2009 by FASB Staff Position (“FSP”) No. 157-2 and this statement will be effective for us at that time, as we do not have any items where application of SFAS No. 157 was not deferred. In October 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. This FASB Staff Position became effective immediately and is intended to clarify the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that asset is not active. We are evaluating the impact of this standard and the associated FASB Staff Positions on our consolidated financial statements.
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
In April 2008, the FASB issued FSP 142-3, Determination of the Useful Life of Intangible Assets. This FASB Staff Position is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the value of the asset under SFAS No. 141R. FSP 142-3 requires prospective application of its accounting requirements to intangible assets we acquire after January 1, 2009, and earlier adoption is not allowed. The disclosure requirements of FSP 142-3 will apply to all our intangible assets effective January 1, 2009.
In June 2008, the FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“EITF 03-6-1”). EITF 03-6-1 states that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, Earnings per Share. EITF 03-6-1 requires prospective application for us effective January 1, 2009, and earlier adoption is not allowed; however, prior period earnings per share data will be adjusted retrospectively to conform to EITF 03-6-1.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
All statements in this quarterly report on Form 10-Q, other than statements of historical facts, including, without limitation, statements regarding our expectations about 2008 and 2009 net income and segment results, our plans for future operations, the adequacy of our working capital, our anticipated tax rates and industry conditions, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to various risks, uncertainties and assumptions, including those we have referred to under the headings “Risk Factors” and “Cautionary Statement Concerning Forward-Looking Statements” in Part I of our annual report on Form 10-K for the year ended December 31, 2007. Although we believe that the expectations reflected in such forward-looking statements are reasonable, because of the inherent limitations in the forecasting process, as well as the relatively volatile nature of the industries in which we operate, we can give no assurance that those expectations will prove to be correct. Accordingly, evaluation of our future prospects must be made with caution when relying on forward-looking information.
The following discussion should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operation” included in our annual report on Form 10-K for the year ended December 31, 2007.
Executive Overview
We generate over 90% of our revenue and substantially all of our operating income before Unallocated Expenses from our services and products provided to the oil and gas industry. Our net income for the three-month period ended September 30, 2008 was higher than any quarter in our history. Compared to the second quarter of 2008, our quarterly net income increased through improvements in our ROV and Subsea Products segments and a decrease in Unallocated Expenses.
For the full year of 2008, we anticipate our net income to be approximately 10% higher than 2007, with increased ROV, Subsea Products and Inspection operating income from continued demand growth, and decreased Subsea Projects operating income due to decreasing demand for our diving and shallow water vessel services as projects related to the damage caused by hurricanes in 2004 and 2005 were substantially completed in the first nine months of 2008 and due to scheduled regulatory inspections on four of our owned vessels.
Looking forward, we face uncertainties in the global economy, the level of our customers’ capital spending on deepwater exploration and development and the timing of approved projects. We believe our net income for 2009 will be at least 10% higher than 2008, subject to the average price of crude oil exceeding $70 per barrel. We believe the 2009 earnings growth will be led by improvements in our ROV and Subsea Products segments. We anticipate that we will add 24 to 30 ROVs in 2009. We forecast improved Subsea Products results from our OIE specialty products and from efficiency gains through manufacturing process improvements. Our 2009 estimate includes Subsea Projects operating income at about the same level as 2008. We expect a decline of approximately $10 million in Mobile Offshore Production Systems operating income in 2009, primarily due to the end of the long-term contract for the Ocean Producer. We anticipate that this vessel will be off contract for an extended period of time, as it would need to be refurbished prior to its deployment, should we choose to redeploy it.
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
Liquidity and Capital Resources
We consider our liquidity and capital resources adequate to support our existing operations and capital commitments. At September 30, 2008, we had working capital of $442 million, including $25 million of cash and cash equivalents. Additionally, we had $122 million of borrowing capacity available under our committed credit agreements.

Our capital expenditures, including business acquisitions, were $198 million during the first nine months of 2008, as compared to $178 million during the corresponding period of last year. We added 16 new remotely operated vehicles (“ROVs”) to our fleet and disposed of three ROVs during the nine months ended September 30, 2008, resulting in a total of 223 ROVs in the fleet. We plan to add 10 more ROVs during the fourth quarter of 2008 and these are in the process of being built. Our total ROV capital expenditures were $100 million for the first nine months of 2008. Our capital expenditures in the nine months ended September 30, 2008 also included $75 million within our Subsea Products segment, of which approximately $40 million was for the acquisition of GTO Subsea AS (“GTO”). GTO is a rental provider of specialized subsea dredging and excavation equipment, including ROV-deployed units, to the offshore oil and gas industry. Capital expenditures in 2007 included expenditures for: additions and upgrades to our ROV fleet; the purchase of Norway-based Ifokus Engineering AS, a designer and manufacturer of specialty subsea products, for $20 million; vessel upgrades; the acquisition of a small inspection company in the United Kingdom; and facility expansions in the United Kingdom, Norway, Morgan City, LA and Houston. Our facility expansions in the United Kingdom, Norway and Houston related to our Subsea Products manufacturing operations, and our Morgan City expansion supports our ROV and Subsea Projects operations. We have chartered the Ocean Intervention III from another party for an initial term of three years which began in May 2007, with extension options for up to six additional years. The Ocean Intervention III is equipped with two of our work-class ROVs and is being utilized on deepwater projects in the Gulf of Mexico. We have also chartered the Olympic Intervention IV for an initial term of five years, which began in July 2008. The Olympic Intervention IV is outfitted with two high-specification work-class ROVs, and we began using the vessel in the third quarter of 2008 to perform subsea hardware inspection, repair and maintenance projects in the Gulf of Mexico.
We had no material contractual commitments for capital expenditures at September 30, 2008. We currently estimate that our total capital expenditures, including completed business acquisitions, will be approximately $250 million for 2008 and $175 million for 2009. We believe our cash provided from operating activities will exceed our capital expenditures in 2009.
At September 30, 2008, we had long-term debt of $303 million and a 24% debt-to-total-capitalization ratio. We have $40 million of Senior Notes outstanding, to be repaid in 2009 and 2010, and $263 million outstanding under our $300 million revolving credit facility, which is scheduled to expire in January 2012. The revolving credit facility has short-term interest rates that float with market rates, plus applicable spreads. The amount available under the credit agreement can be increased to $450 million upon our agreement with the existing or additional lenders, although we believe this is unlikely in the near-term due to the current condition of the credit markets. In September 2008, we entered into a one-year, unsecured, $85 million term loan agreement. The amount available under the term loan agreement can be increased to $150 million upon our agreement with the existing or additional lenders. In October, we borrowed the entire $85 million available under the agreement and applied the proceeds to repay borrowings under our revolving credit agreement. We have not guaranteed any debt not reflected on our consolidated balance sheet and do not have any off-balance sheet arrangements, as defined by SEC rules.
In the nine-month period ended September 30, 2008, we generated $134 million in cash from operating activities, used $193 million of cash in investing activities and obtained $57 million of cash from financing activities. The cash used in investing activities was used primarily for the capital expenditures and the GTO business acquisition described above. The cash obtained from financing activities was used, along with the cash provided by operating activities, to pay for those capital expenditures and the GTO business acquisition, as well as the repurchases of our common stock discussed below. The cash generated from operating activities is net of an increase in working capital of $110 million. The increase in working capital was primarily the result of higher accounts receivable and inventories, partially offset by higher current liabilities.
In September 2002, our Board of Directors authorized us to repurchase up to 6 million shares of our common stock, subject to a $75 million aggregate purchase price limitation. During the nine months ended September 30, 2008, we completed the authorized repurchases under the plan by repurchasing 986,400 shares at a total cost of $54.9 million. Under this plan, we repurchased an aggregate of 2,782,000 shares of common stock at a total cost of $75 million. We have reissued all but 941,600 of those shares as contributions to our 401(k) plan or in connection with stock-based compensation plans.
Results of Operations
We operate in six business segments. The segments are contained within two businesses - services and products provided to the oil and gas industry (“Oil and Gas”) and all other services and products (“Advanced Technologies”). Our Unallocated Expenses are those not associated with a specific business segment.

Consolidated revenue and margin information is as follows:

	For the Three Months Ended			For the Nine Months Ended
	Sept. 30, 2008	Sept. 30, 2007	June 30, 2008	Sept. 30, 2008	Sept. 30, 2007
	(dollars in thousands)
Revenue	$515,795	$485,424	$500,120	$1,451,730	$1,261,469
Gross margin	127,596	117,513	118,290	344,552	303,125
Operating income	89,697	85,605	81,465	235,932	215,439
Gross margin %	25%	24%	24%	24%	24%
Operating income %	17%	18%	16%	16%	17%
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

Oil and Gas
The table that follows sets forth our revenues and margins for our Oil and Gas business for the periods indicated.

	For the Three Months Ended			For the Nine Months Ended
	Sept. 30,	Sept. 30,	June 30,	Sept. 30,	Sept. 30,
	2008	2007	2008	2008	2007
	(dollars in thousands)
Remotely Operated Vehicles
Revenue	$161,710	$141,887	$159,229	$465,668	$385,436
Gross margin	58,764	45,712	53,068	160,461	120,759
Gross margin %	36%	32%	33%	34%	31%
Operating income	50,617	39,815	45,338	137,452	103,983
Operating income %	31%	28%	28%	30%	27%
Utilization %	84%	88%	84%	83%	86%

Subsea Products
Revenue	176,086	145,186	164,124	478,728	367,368
Gross margin	40,612	40,172	38,185	111,391	99,717
Gross margin %	23%	28%	23%	23%	27%
Operating income	27,708	29,786	25,432	73,857	71,383
Operating income %	16%	21%	15%	15%	19%

Subsea Projects
Revenue	59,801	82,989	58,790	166,205	184,664
Gross margin	19,853	31,118	20,906	54,799	72,215
Gross margin %	33%	37%	36%	33%	39%
Operating income	17,771	28,954	18,878	48,782	66,588
Operating income %	30%	35%	32%	29%	36%

Inspection
Revenue	65,336	58,182	67,969	192,856	161,019
Gross margin	12,880	10,483	13,776	38,243	28,309
Gross margin %	20%	18%	20%	20%	18%
Operating income	8,170	6,752	9,337	25,044	17,749
Operating income %	13%	12%	14%	13%	11%

Mobile Offshore Production Systems
Revenue	9,687	13,366	10,165	29,885	38,843
Gross margin	2,974	3,049	4,766	10,410	12,474
Gross margin %	31%	23%	47%	35%	32%
Operating income	2,553	2,657	4,341	9,148	11,363
Operating income %	26%	20%	43%	31%	29%

Total Oil and Gas
Revenue	$472,620	$441,610	$460,277	$1,333,342	$1,137,330
Gross margin	135,083	130,534	130,701	375,304	333,474
Gross margin %	29%	30%	28%	28%	29%
Operating income	106,819	107,964	103,326	294,283	271,066
Operating income %	23%	24%	22%	22%	24%

In general, our Oil and Gas business focuses on supplying services and products to the deepwater sector of the offshore market. In the past couple of years, we have had a high level of demand due to historically high hydrocarbon prices and damage to the oil and gas producing infrastructure in the Gulf of Mexico caused by hurricanes in 2004 and 2005. In 2008, we have experienced a decline in hurricane damage-related repair work in our Subsea Projects segment as we completed these projects.
Our ROV segment revenue reflects the utilization percentages, fleet sizes and average pricing of the respective periods. Operating income was favorably impacted in the three- and nine-month periods of 2008 compared to the corresponding periods of the prior year by increases in the average revenue per day of ROV utilization and the number of days on hire. Our operating income increased in the quarter ended September 30, 2008 compared to the immediately preceding quarter as we achieved more operating days and higher operating income per day on hire. We expect our full-year 2008 ROV operating income to be more than $40 million higher than 2007.
Our Subsea Products operating margin percentages for the three- and nine-month periods ended September 30, 2008 were lower than those of the corresponding periods of the prior year due to higher development costs for our blowout preventer (“BOP”) control systems. In addition, our margins for the nine-month period ended September 30, 2008 were negatively impacted by lower utilization of our installation workover control systems (“IWOCS”) due to market demand being lower than we anticipated for tree installations, workovers and plug and abandonment activities in the Gulf of Mexico and costs we incurred to expand our IWOCS operations in the U.K. and Angola. Revenue increased from the periods of the prior year due to higher umbilical plant throughput. We expect our full-year 2008 Subsea Products operating income to be at least $10 million more than 2007, largely due to improved umbilical manufacturing results. Our Subsea Products backlog was $334 million at September 30, 2008 compared to $338 million at December 31, 2007.
Our Subsea Projects operating income was lower in the three- and nine-month periods ended September 30, 2008 compared to the corresponding periods of the prior year. The decreases were primarily due to a softer market for our diving and shallow water vessel services as a result of: the substantial completion of work associated with damage caused by hurricanes in 2004 and 2005; costs incurred to mobilize the Olympic Intervention IV to the Gulf of Mexico and complete its preparation for service; and expenses we incurred associated with regulatory inspection of three of our vessels in the nine-month period ended September 30, 2008. The nine-month period ended September 30, 2007 included a gain of $3.5 million from the sale of an ROV support vessel. Although we expect an increase in operating income in the fourth quarter from work related to damage caused by hurricanes in 2008, we expect our full-year 2008 operating income for Subsea Projects to be $25 million to $30 million less than that of 2007. This decrease is anticipated to result from decreasing demand for diving and shallow water vessel services, as work on projects related to damage caused by hurricanes in 2004 and 2005 was substantially completed, and due to expenses related to scheduled regulatory inspections on four of the vessels we own.
Our Inspection margins increased over the corresponding periods of 2007 as a result of strong demand in most of the geographic areas we serve. We expect higher operating income for the full-year 2008 as compared to 2007 from increased activity and higher pricing.
Our two mobile offshore production systems were working under the same contracts as in 2007. The contract for the use of our vessel PB San Jacinto was terminated and the vessel went off-hire in July 2007. We recognized revenue and gross margin of $2.8 million in the second quarter of 2007 associated with a settlement of that contract termination and a gain of $2.0 million on the sale of the PB San Jacinto in the second quarter of 2008.

Advanced Technologies
Revenue and margin information is as follows:

	For the Three Months Ended			For the Nine Months Ended
	Sept. 30,	Sept. 30,	June 30,	Sept. 30,	Sept. 30,
	2008	2007	2008	2008	2007
	(dollars in thousands)
Revenue	$43,175	$43,814	$39,843	$118,388	$124,139
Gross margin	5,799	7,425	6,430	17,163	20,545
Gross margin %	13%	17%	16%	14%	17%
Operating income	2,883	4,139	3,335	8,323	13,093
Operating income %	7%	9%	8%	7%	11%
Our Advanced Technologies segment’s revenue and margins for the three- and nine-month periods ended September 30, 2008 decreased over the corresponding periods of the prior year due to the completion of a major contract for engineering services at the end of September 2007.
Unallocated Expenses
Our Unallocated Expenses, i.e., those not associated with a specific business segment, within gross margin consist of expenses related to our incentive and deferred compensation plans, including restricted stock units, performance units and bonuses, as well as other general expenses. Our Unallocated Expenses within operating income consist of those within gross margin plus general and administrative expenses related to corporate functions.
The table that follows sets forth our Unallocated Expenses for the periods indicated.

	For the Three Months Ended			For the Nine Months Ended
	Sept. 30,	Sept. 30,	June 30,	Sept. 30,	Sept. 30,
	2008	2007	2008	2008	2007
	(dollars in thousands)
Gross margin expenses	$13,286	$20,446	$18,841	$47,915	$50,894
% of revenue	3%	4%	4%	3%	4%
Operating income expenses	20,005	26,498	25,196	66,674	68,720
% of revenue	4%	5%	5%	5%	5%
Our lower long-term incentive expenses were the principal cause of the decreases in Unallocated Expenses in the three- and nine-month periods ended September 30, 2008 compared to the corresponding periods of the prior year, as a decrease in our common stock price during the third quarter of 2008 resulted in lower expenses related to a long-term plan we adopted in 2002. For the full-year 2008, we expect our Unallocated Expenses to be slightly lower than 2007 levels.

Other
The table that follows sets forth our significant financial statement items below the income from operations line.

	For the Three Months Ended			For the Nine Months Ended
	Sept. 30,	Sept. 30,	June 30,	Sept. 30,	Sept. 30,
	2008	2007	2008	2008	2007
	(dollars in thousands)
Interest income	$304	$316	$77	$512	$568
Interest expense, net of amounts capitalized	(3,070)	(4,400)	(3,503)	(9,882)	(11,502)
Equity earnings of unconsolidated affiliates, net	444	1,022	612	1,897	3,263
Other income (expense), net	(2,887)	(69)	1,537	(276)	(242)
Provision for income taxes	29,513	28,621	28,065	79,806	72,634
The amounts of equity earnings (losses) of unconsolidated affiliates are as follows:

	For the Three Months Ended			For the Nine Months Ended
	Sept. 30,	Sept. 30,	June 30,	Sept. 30,	Sept. 30,
	2008	2007	2008	2008	2007
	(dollars in thousands)
Medusa Spar LLC	$444	$771	$587	$1,872	$3,012
Other	—	251	25	25	251

Total	$444	$1,022	$612	$1,897	$3,263

We own a 50% equity interest in Medusa Spar LLC, which owns a 75% interest in the Medusa Spar production platform in the Gulf of Mexico. Medusa Spar LLC earns revenue on a tariff basis on oil and gas production throughput processed by the spar from the Medusa field and certain specified surrounding areas. The lower earnings for the three- and nine-month periods ended September 30, 2008 compared to the other periods presented resulted from declining production as the reservoirs currently being produced deplete normally. For 2008, we anticipate lower equity income than in 2007 from our Medusa Spar LLC investment due to declines in production from the currently producing wells and a shut in of production after Hurricane Gustav during the third quarter of 2008.
Interest expense for the periods presented reflects lower average interest rates on slightly lower average debt levels in 2008.
Foreign currency gains (losses) of ($2.7 million) and $0.1 million for the three- and nine-month periods ended September 30, 2008 are included in other income and the loss for the three months ended September 30, 2008 related primarily to the strengthening of the U.S. Dollar against the Brazilian Real.
The provisions for income taxes were related to U.S. income taxes that we provided at estimated annual effective rates using assumptions as to earnings and other factors that would affect the tax calculation for the remainder of the year and to the operations of foreign branches and subsidiaries that were subject to local income and withholding taxes. We anticipate our effective tax rate for 2008 will be 35%.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are currently exposed to certain market risks arising from transactions we have entered into in the normal course of business. These risks relate to interest rate changes and fluctuations in foreign exchange rates. We do not believe these risks are material. We have not entered into any market risk sensitive instruments for speculative or trading purposes. We manage our exposure to interest rate changes primarily through the use of a combination of fixed- and floating-rate debt. See Note 4 of Notes to Consolidated Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2007 for a description of our long-term debt agreements, interest rates and maturities. We have interest rate hedges in place on $100 million of floating rate debt under our revolving credit facility for the period August 2008 to August 2011. The hedges fix three-month LIBOR at 3.07% until August 2009 and at 3.31% for the period August 2009 to August 2011. We believe that significant interest rate changes will not have a material near-term impact on our future earnings or cash flows. Because we operate in various oil and gas exploration and production regions in the world, we conduct a portion of our business in currencies other than the U.S. Dollar. The functional currency for several of our international operations is the applicable local currency. We manage our exposure to changes in foreign exchange rates principally through arranging compensation in U.S. Dollars or freely convertible currency and, to the extent possible, by limiting compensation received in other currencies to amounts necessary to meet obligations denominated in those currencies. We use the exchange rates in effect as of the balance sheet date to translate assets and liabilities as to which the functional currency is the local currency, resulting in translation adjustments that we reflect as accumulated other comprehensive income or loss in the shareholders’ equity section of our Consolidated Balance Sheets. We recorded adjustments of $(41.2 million) and $24.3 million to our equity accounts for the nine-month periods ended September 30, 2008 and 2007, respectively, to reflect the net impact of the U.S. Dollar against various foreign currencies for locations where the functional currency is not the U.S. Dollar. Positive adjustments reflect the net impact of the strengthening of various foreign currencies against the U.S. Dollar for locations where the functional currency is not the U.S. Dollar. Conversely, negative adjustments reflect the effect of a strengthening dollar. The adjustment in the nine months ended September 30, 2008 was principally due to the strengthening of the U.S. Dollar against the Norwegian Kroner and the U.K. Pound Sterling that occurred in the third quarter.
We recorded foreign currency transaction gains (losses) of ($2.7 million) and $0.1 million for the three- and nine-month periods ended September 30, 2008 in other income (expense). The transaction losses are related primarily to the strengthening of the U.S. Dollar against the Real in Brazil, where we use the U.S. Dollar as our functional currency.
Item 4. Controls and Procedures.
In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a–15(e) and 15d–15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2008 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
There has been no change in our internal control over financial reporting that occurred during the three months ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c) Purchases of equity securities by the issuer and affiliated purchasers.

			Total number
			of shares	Approximate
			purchased as	dollar value of
			part of publicly	shares that may
	Total number of	Average	announced	yet be purchased
	shares	price paid	plans or	under the plans
Period	purchased	per share	programs	or programs
July 2008	0	N/A	0	$54.9 million

August 2008 15th through 19th	347,300	$56.682	347,300	$35.2 million

September 2008 2nd through 9th	639,100	$55.146	639,100	$0.0 million

Total	986,400	$55.687	986,400	$0.0 million

Item 6. Exhibits

			Registration
			or File	Form or	Report	Exhibit
			Number	Report	Date	Number

*	3.01	Restated Certificate of Incorporation	1-10945	10-K	Dec. 2000	3.01

*	3.02	Certificate of Amendment to Restated Certificate of Incorporation	1-10945	8-K	May 2008	3.1

*	3.03	Amended and Restated Bylaws	1-10945	8-K	Dec. 2007	3.1

*	4.01	Credit Agreement dated as of September 30, 2008 among Oceaneering International, Inc., Wells Fargo Bank, N.A. as Administrative Agent and lender and the other lender parties or to become lender parties thereto.	1-10945	8-K	Sept. 2008	4.1

	31.01	Rule 13a-14(a)/15d-14(a) Certification by T. Jay Collins, Chief Executive Officer

	31.02	Rule 13a-14(a)/15d-14(a) Certification by Marvin J. Migura, Chief Financial Officer

	32.01	Section 1350 Certification by T. Jay Collins, Chief Executive Officer

	32.02	Section 1350 Certification by Marvin J. Migura, Chief Financial Officer

*	Indicates exhibit previously filed with the Securities and Exchange Commission, as indicated, and is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OCEANEERING INTERNATIONAL, INC. (Registrant)
Date: November 5, 2008	By:	/S/ T. JAY COLLINS
T. Jay Collins
President and Chief Executive Officer

Date: November 5, 2008	By:	/S/ MARVIN J. MIGURA
Marvin J. Migura
Senior Vice President and Chief Financial Officer

Date: November 5, 2008	By:	/S/ W. CARDON GERNER
W. Cardon Gerner
Vice President and Chief Accounting Officer

Index to Exhibits

			Registration
			or File	Form or	Report	Exhibit
			Number	Report	Date	Number

*	3.01	Restated Certificate of Incorporation	1-10945	10-K	Dec. 2000	3.01

*	3.02	Certificate of Amendment to Restated Certificate of Incorporation	1-10945	8-K	May 2008	3.1

*	3.03	Amended and Restated Bylaws	1-10945	8-K	Dec. 2007	3.1

*	4.01	Credit Agreement dated as of
		September 30, 2008 among Oceaneering International, Inc., Wells Fargo Bank, N.A. as Administrative Agent and lender and the other lender parties or to become lender parties thereto.	1-10945	8-K	Sept. 2008	4.1

	31.01	Rule 13a-14(a)/15d-14(a) Certification by T. Jay Collins, Chief Executive Officer

	31.02	Rule 13a-14(a)/15d-14(a) Certification by Marvin J. Migura, Chief Financial Officer

	32.01	Section 1350 Certification by T. Jay Collins, Chief Executive Officer

	32.02	Section 1350 Certification by Marvin J. Migura, Chief Financial Officer

*	Indicates exhibit previously filed with the Securities and Exchange Commission, as indicated, and is incorporated herein by reference.