Form 10-K
period 2008-12-31
OCEANEERING INTERNATIONAL INC
filed 2009-02-26
CIK 73756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 1-10945
OCEANEERING INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	95-2628227
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

11911 FM 529
Houston, Texas	77041
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (713) 329-4500
Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered
Common Stock, $0.25 par value	New York Stock Exchange

Rights to Purchase Series B Junior Participating Preferred Stock (currently traded with Common Stock)	New York Stock Exchange
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Aggregate market value of the voting stock held by nonaffiliates of the registrant computed by reference to the closing price of $77.05 of the Common Stock on the New York Stock Exchange as of June 30, 2008, the last business day of the registrant’s most recently completed second quarter: $4,223,808,000
Number of shares of Common Stock outstanding at February 13, 2009: 54,625,402
Documents Incorporated by Reference:
Portions of the proxy statement relating to the registrant’s 2009 annual meeting of shareholders, to be filed on or before April 30, 2009 pursuant to Regulation 14A of the Securities Exchange Act of 1934, are incorporated by reference to the extent set forth in Part III, Items 10-14 of this report.

Oceaneering International, Inc.
Form 10-K

PART I
Item 1. BUSINESS.
GENERAL DEVELOPMENT OF BUSINESS
Oceaneering International, Inc. is a global oilfield provider of engineered services and products primarily to the offshore oil and gas industry, with a focus on deepwater applications. Through the use of its applied technology expertise, Oceaneering also serves the defense and aerospace industries. Oceaneering was organized as a Delaware corporation in 1969 out of the combination of three diving service companies founded in the early 1960s. Since our establishment, we have concentrated on the development and marketing of underwater services and products requiring the use of advanced deepwater technology. We are one of the world’s largest underwater services contractors. The services and products we provide to the oil and gas industry include remotely operated vehicles, built-to-order specialty hardware, engineering and project management, subsea intervention services, nondestructive testing and inspection, manned diving and mobile offshore production systems. We have locations in the U.S. and 17 other countries. Our international operations, principally in the North Sea, West Africa, Brazil, Australia and Asia, accounted for approximately 54% of our revenue, or $1.1 billion, for the year ended December 31, 2008.
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
ROVs. Prior to 1995, we purchased most of our ROVs, which are submersible vehicles operated from the surface and widely used in the offshore oil and gas industry. However, in response to increased demand for more powerful systems operating in deeper water, we expanded our capabilities and established an in-house facility to design and build ROVs to meet the continued expansion of our ROV fleet. In December 2007, we moved our ROV manufacturing operations to a larger facility in Morgan City, LA. This facility consolidated several separate facilities we had in the area. We have built over 200 ROV systems, and we are producing all our new ROVs in-house. For a few years leading into 2005, except for units we have purchased from other ROV operators, we had kept the number of our work-class ROVs at a constant level and built new systems for replacement and upgrade of our existing fleet. In the first quarter of 2004, we completed the acquisition of 34 additional work-class ROVs and related business operations from Stolt Offshore S.A. In the third quarter of 2004, we acquired 10 work-class ROVs and related equipment and business operations in North and South America from Fugro N.V. During the four-year period ended December 31, 2008, in response to increased demand in the deepwater market, we added 85 ROVs, 82 that we built and three that we purchased from another company, and disposed of 26 ROVs.
Subsea Products. Through our Oceaneering Intervention Engineering division, we construct a variety of built-to-order specialty subsea hardware. In 2003, we purchased Rotator AS, a designer and manufacturer of subsea control valves, topside control valves, subsea chemical injection valves and specialty control panels. In 2005, we acquired Grayloc Products, L.L.C. and subsidiary (together, “Grayloc”), an oil and gas industry supplier of high performance clamp connectors used in production manifold, flowline and valve installations. In 2007, we purchased Ifokus Engineering AS, a designer and manufacturer of specialty subsea products, particularly ROV tooling. In 2008, we purchased GTO Subsea AS (“GTO”), a Norwegian rental provider of specialized subsea dredging equipment, including ROV-deployed units, to the offshore oil and gas industry.
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
Subsea Projects. Our Subsea Projects segment consists of our subsea installation, inspection, maintenance and repair services in the Gulf of Mexico and Angola utilizing a fleet of three owned and two chartered dynamically positioned deepwater vessels with integrated high-specification work-class ROVs onboard, and shallow water diving vessels and assets. The deepwater vessels are equipped with thrusters that allow them to be dynamically positioned, which means they can maintain a constant position at a location without the use of anchors. They are used in pipeline or flowline tie-ins, pipeline crossings and subsea hardware interventions and installations. These vessels can carry and install coiled tubing or umbilicals required to bring subsea well completions into production (tie-back to production facilities). In 2006, we transferred our vessel The Performer from our Advanced Technologies segment to our Subsea Projects segment. In 2007, we upgraded its dynamic positioning system for deepwater inspection, maintenance and repair projects in the Gulf of Mexico. In 2008, we moved The Performer to Angola to work under a one-year contract. We occasionally charter vessels from others to augment our fleet. In 2006, we chartered a larger deepwater vessel, the Ocean Intervention III, for three years, with extension options for up to six additional years. The initial three-year term of the charter began in May 2007. We also chartered an additional larger deepwater vessel, the Olympic Intervention IV, for an initial term of five years, which began in the third quarter of 2008. We outfitted each of these larger deepwater vessels with two of our high-specification work-class ROVs, and we expect to utilize these vessels to perform subsea hardware installation and inspection, repair and maintenance projects, and to conduct well intervention services in the ultra-deep waters of the Gulf of Mexico.
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
Mobile Offshore Production Systems. We own two mobile offshore production systems:
•	the floating production, storage and offloading system Ocean Producer, which has been operating offshore West Africa since December 1991; and

•	the mobile offshore production system Ocean Legend, which has been operating offshore Western Australia since May 2001.
We also purchased an oil tanker, the Ocean Pensador, in 2006 for possible conversion into a mobile offshore production or storage system in the event we obtained a suitable contract. The Ocean Pensador is currently laid up in Southeast Asia.
In December 2003, we purchased a 50% equity interest in Medusa Spar LLC, which owns 75% of a production spar platform. Medusa Spar LLC’s revenue is derived from processing oil and gas production for a fee based on the volumes processed. The spar is currently located on the Medusa field in the Gulf of Mexico. Medusa Spar LLC has a contract covering production from the Medusa field and other nearby areas. Medusa Spar LLC financed its acquisition of its 75% interest in the production spar platform using approximately 50% debt and 50% equity from its equity holders. Medusa Spar LLC paid off the debt in 2008. For additional information regarding our interest in Medusa Spar LLC, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Results of Operations — Other” in Item 7 of Part II of this report.
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
FINANCIAL INFORMATION ABOUT SEGMENTS
For financial information about our business segments, please see the tables in Note 6 of the Notes to Consolidated Financial Statements in this report, which present revenue, income from operations, depreciation and amortization expense, equity earnings of unconsolidated affiliates and capital expenditures for 2008, 2007 and 2006, and identifiable assets and goodwill by business segment as of December 31, 2008 and 2007.

DESCRIPTION OF BUSINESS
Oil and Gas
Our Oil and Gas business consists of ROVs, Subsea Products, Subsea Projects, Inspection and Mobile Offshore Production Systems.
ROVs. ROVs are submersible vehicles operated from the surface. We use our ROVs in the offshore oil and gas industry to perform a variety of underwater tasks, including drill support, installation and construction support, pipeline inspection and surveys, and subsea production facility operation and maintenance. ROVs may be outfitted with manipulators, sonar, video cameras, specialized tooling packages and other equipment or features to facilitate the performance of specific underwater tasks. At December 31, 2008, we owned 227 work-class ROVs. We believe we operate the largest fleet of ROVs in the world. We also believe we are the industry leader in providing ROV services for drill support and construction and field maintenance.
ROV revenue:

		Percent
		of Total
	Amount	Revenue
	(in thousands)
2008	$625,921	32%
2007	531,381	30%
2006	410,256	32%
Subsea Products. We construct a variety of built-to-order specialty subsea hardware to ISO 9001 quality requirements. These products include:
•	various types of subsea umbilicals utilizing thermoplastic hoses and steel tubes;

•	installation and workover control systems;

•	ROV tooling and work packages;

•	subsea and topside control valves;

•	subsea chemical injection valves;

•	blowout preventer control systems;

•	production control equipment;

•	clamp connectors; and

•	pipeline repair systems.
We market these products under the trade names Oceaneering Multiflex, Oceaneering Intervention Engineering, Oceaneering Grayloc, Oceaneering Rotator and GTO Subsea.
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
Subsea Products revenue:

		Percent
		of Total
	Amount	Revenue
	(in thousands)
2008	$649,857	33%
2007	521,937	30%
2006	364,510	29%

Subsea Projects. We perform subsea intervention and hardware installation services in the Gulf of Mexico and Angola from three owned and two chartered multiservice deepwater vessels. These services include: subsea well tie-backs; pipeline/flowline tie-ins and repairs; pipeline crossings; umbilical and other subsea equipment installations; subsea intervention; and inspection, repair and maintenance activities.
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
Subsea Projects revenue:

		Percent
		of Total
	Amount	Revenue
	(in thousands)
2008	$256,517	13%
2007	257,752	15%
2006	155,046	12%
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
Inspection revenue:

		Percent
		of Total
	Amount	Revenue
	(in thousands)
2008	$249,109	12%
2007	219,686	13%
2006	169,014	13%
Mobile Offshore Production Systems. We own two mobile offshore production systems, the Ocean Legend and the Ocean Producer.
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

		Percent
		of Total
	Amount	Revenue
	(in thousands)
2008	$39,274	2%
2007	50,103	3%
2006	52,931	4%
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
Advanced Technologies revenue:

		Percent
		of Total
	Amount	Revenue
	(in thousands)
2008	$156,743	8%
2007	162,221	9%
2006	128,441	10%
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
Major Customers. Our top five customers in 2008, 2007 and 2006 accounted for 31%, 36% and 23%, respectively, of our consolidated revenue. For 2008 and 2007, all of our top five customers were oil and gas exploration and production companies served by our Oil and Gas business segments. For 2006, four of our top five customers were oil and gas exploration and production companies served by our Oil and Gas business segments. In 2007, BP plc and subsidiaries accounted for 14% of our revenue. No single customer accounted for more than 10% of our consolidated revenue in 2008 or 2006. While we do not depend on any one customer, the loss of one of our significant customers could, at least on a short-term basis, have an adverse effect on our results of operations and cash flows.
RAW MATERIALS
Most of the raw materials we use in our manufacturing operations, such as steel in various forms, electronic components and plastics, are available from many sources. However, some components we use to manufacture subsea umbilicals are available from limited sources. We can offer alternative materials or technologies in many cases with the exception of certain kinds of steel tube, where we are limited in the number of available suppliers, which depends on the requisite approval of our customers. While we have experienced some level of difficulty in obtaining certain kinds of steel tube in the past due to global demand outstripping capacity, an increase in supplier capacity, coupled with a drop in global demand, has resolved this issue, and we believe the situation is unlikely to recur in the near future. Additionally, the availability of certain grades of aramid fibers, which we use in the manufacture of our thermoplastic umbilicals, has historically been limited due to demand for military use. Presently, this situation does not exist, and we believe it is unlikely to return in the near future.
COMPETITION
Our businesses operate in highly competitive industry segments.
Oil and Gas
We are one of several companies that provide underwater services and specialty subsea hardware on a worldwide basis. We compete for contracts with companies that have worldwide operations, as well as numerous others operating locally in various areas. We believe that our ability to provide a wide range of underwater services and products, including technological applications in deeper water (greater than 1,000 feet), on a worldwide basis enables us to compete effectively in the oilfield exploration and development market. In some cases involving projects that require less sophisticated equipment, small companies have been able to bid for contracts at prices uneconomical to us.
ROVs. We believe we are the world’s largest owner/operator of work-class ROVs employed in oil and gas related operations. We own 227 work-class ROVs, and estimate that this represents approximately 35% of the work-class ROVs utilized in the oil and gas service industry. We compete with several major companies on a worldwide basis and with numerous others operating locally in various areas. We have fewer competitors in deeper water depths, as more sophisticated equipment and technology is needed in deeper water.
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
Subsea Products. Although there are many competitors offering either specialized products or operating in limited geographic areas, we believe we are one of a small number of companies that compete on a worldwide basis for the provision of thermoplastic and steel tube subsea control umbilical cables. Compared to current market demand, we are faced with overcapacity in the umbilical manufacturing market.
Subsea Projects. We perform subsea intervention and hardware installation services in the Gulf of Mexico and Angola from three owned and two chartered multiservice deepwater vessels. We are one of many companies that offer these services. In general, our competitors can move their vessels to the Gulf of Mexico from other locations with relative ease. We also have many competitors in the supply of our commercial diving services to the oil and gas industry in the Gulf of Mexico.
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
The amounts of backlog orders we believed to be firm as of December 31, 2008 and 2007 were as follows (in millions):

	As of December 31, 2008		As of December 31, 2007
	Total	1 + yr*	Total	1 + yr*
Oil and Gas
ROVs	$938	$536	$750	$414
Subsea Products	298	39	338	10
Subsea Projects	103	—	72	—
Inspection	250	132	239	64
Mobile Offshore Production Systems	6	—	19	—

Total Oil and Gas	1,595	707	1,418	488
Advanced Technologies	86	5	253	166

Total	$1,681	$712	$1,671	$654

*	Represents amounts that were not expected to be performed within one year.
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

REGULATION
Our operations are affected from time to time and in varying degrees by foreign and domestic political developments and foreign, federal and local laws and regulations, including those relating to:
•	construction and equipping of offshore production and other marine facilities;

•	marine vessel safety;

•	protection of the environment;

•	workplace health and safety;

•	taxation of foreign earnings and earnings of expatriate personnel;

•	license requirements for exportation of our equipment and technology; and

•	currency conversion and repatriation.
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
Compliance with federal, state and local provisions regulating the discharge of materials into the environment or relating to the protection of the environment has not had a material impact on our capital expenditures, earnings or competitive position. We cannot predict all of the environmental requirements or circumstances that will exist in the future but anticipate that environmental control and protection standards will become increasingly stringent and costly. Based on our experience to date, we do not currently anticipate any material adverse effect on our business or consolidated financial position, results of operations or cash flows as a result of future compliance with existing environmental laws and regulations. However, future events, such as changes in existing laws and regulations or their interpretation, more vigorous enforcement policies of regulatory agencies, or stricter or different interpretations of existing laws and regulations, may require additional expenditures by us, which may be material. Accordingly, there can be no assurance that we will not incur significant environmental compliance costs in the future.
Our quality management systems are registered as being in conformance with ISO 9001:2000 and cover:
•	all our Oil and Gas products and services in the United Kingdom and Norway;

•	our Remotely Operated Vehicle operations in Brazil and Canada;

•	our Subsea Products segment; and

•	the Oceaneering Space Systems, Oceaneering Technologies, Entertainment and Marine Services units of our Advanced Technologies segment.
ISO 9001 is an internationally recognized system for quality management established by the International Standards Organization, and the 2000 edition emphasizes customer satisfaction and continual improvement.

EMPLOYEES
As of December 31, 2008, we had approximately 7,900 employees. Our workforce varies seasonally and peaks during the summer months. We consider our relations with our employees to be satisfactory.
FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS
For financial information about our geographic areas of operation, please see the tables in Note 6 of the Notes to Consolidated Financial Statements in this report, which present revenue for 2008, 2007 and 2006 and long-lived assets as of December 31, 2008 and 2007 attributable to each of our geographic areas. For a discussion of risks attendant to our foreign operations, see the discussion in Item 1A, “Risk Factors” under the heading “Our international operations involve additional risks not associated with domestic operations.”
AVAILABLE INFORMATION
Our Web site address is www.oceaneering.com. We make available through this Web site under “Investor Relations — SEC Financial Reports,” free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports and Section 16 filings by our directors and executive officers as soon as reasonably practicable after we, or our executive officers or directors, as the case may be, electronically file those materials with, or furnish those materials to, the SEC. You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information regarding the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a Web site, www.sec.gov, which contains reports, proxy and other information statements, and other information regarding issuers that file electronically with the SEC.
We have adopted, and posted on our Web site: our corporate governance guidelines; a code of ethics for our Chief Executive Officer and Senior Financial Officers; and charters for the Audit, Nominating and Corporate Governance and Compensation Committees of our Board of Directors.
EXECUTIVE OFFICERS OF THE REGISTRANT.
Executive Officers. The following information relates to our executive officers as of February 22, 2009:

			OFFICER	EMPLOYEE
NAME	AGE	POSITION	SINCE	SINCE

T. Jay Collins	62	President and Chief Executive Officer and Director	1993	1993

M. Kevin McEvoy	58	Executive Vice President	1990	1979

Marvin J. Migura	58	Senior Vice President and Chief Financial Officer	1995	1995

George R. Haubenreich, Jr.	61	Senior Vice President, General Counsel and Secretary	1988	1988

Philip D. Gardner	58	Senior Vice President — Subsea Products	2006	2004

W. Cardon Gerner	54	Vice President and Chief Accounting Officer	2006	2006
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

T. Jay Collins, President and Chief Executive Officer, joined Oceaneering in 1993 as Senior Vice President and Chief Financial Officer. In 1995, he was appointed Executive Vice President — Oilfield Marine Services. He was appointed our President and Chief Operating Officer in 1998 and our Chief Executive Officer in 2006. He was elected a director of Oceaneering in March 2002.
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
George R. Haubenreich, Jr., Senior Vice President, General Counsel and Secretary, joined Oceaneering in 1988.
Philip D. Gardner, Senior Vice President — Subsea Products, joined Oceaneering in 2004. He served as President of Applied Hydraulic Systems Incorporated (“AHI”), an oilfield manufacturer and service company, from 1998 to 2002, when it was acquired by Oil States International, Inc. He continued to serve as President of AHI to 2004. He held various senior management positions with Weatherford International Ltd. from 1992 to 1998.
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
We derive most of our revenue from customers in the offshore oil and gas exploration, development and production industry. The offshore oil and gas industry is a historically cyclical industry characterized by significant changes in the levels of exploration and development activities. Oil and gas prices, and market expectations of potential changes in those prices, significantly affect the levels of those activities. Worldwide political, economic and military events have contributed to oil and gas price volatility and are likely to continue to do so in the future. Any prolonged reduction in the overall level of offshore oil and gas exploration and development activities, whether resulting from changes in oil and gas prices or otherwise, could materially and adversely affect our financial condition and results of operations in our segments within our Oil and Gas business. Some factors that have affected and are likely to continue affecting oil and gas prices and the level of demand for our services and products include the following:
•	worldwide demand for oil and gas;

•	general economic and business conditions and industry trends;

•	delays in deliveries of deepwater drilling rigs;

•	the ability of the Organization of Petroleum Exporting Countries, or OPEC, to set and maintain production levels and pricing;

•	the level of production by non-OPEC countries;

•	the ability of oil and gas companies to generate funds for capital expenditures;

•	domestic and foreign tax policy;

•	laws and governmental regulations that restrict exploration and development of oil and gas in various offshore jurisdictions;

•	rapid technological changes;

•	the political environment of oil-producing regions;

•	the price and availability of alternative fuels; and

•	overall economic conditions.
Our international operations involve additional risks not associated with domestic operations.
A significant portion of our revenue is attributable to operations in foreign countries. These activities accounted for approximately

54% of our consolidated revenue in 2008. Risks associated with our operations in foreign areas include risks of:
•	regional and global economic downturns.

•	war and civil disturbances or other risks that may limit or disrupt markets;

•	expropriation, confiscation or nationalization of assets;

•	renegotiation or nullification of existing contracts;

•	foreign exchange restrictions;

•	foreign currency fluctuations;

•	foreign taxation, including the application and interpretation of tax laws;

•	the inability to repatriate earnings or capital;

•	changing political conditions;

•	changing foreign and domestic monetary policies; and

•	social, political, military and economic situations in foreign areas where we do business and the possibilities of war, other armed conflict or terrorist attacks.
Additionally, in some jurisdictions we are subject to foreign governmental regulations favoring or requiring the awarding of contracts to local contractors or requiring foreign contractors to employ citizens of, or purchase supplies from, a particular jurisdiction. These regulations may adversely affect our ability to compete.
Our exposure to the risks we described above varies from country to country. In recent periods, political instability and civil unrest in West Africa, particularly Nigeria, and Indonesia have been our greatest concerns. There is a risk that a continuation or worsening of these conditions could materially and adversely impact our future business, operations, financial condition and results of operations. Of our total consolidated revenue for 2008, we generated approximately 14% from our operations in West Africa.
Our backlog is subject to unexpected adjustments and cancellations and is, therefore, an uncertain indicator of our future revenues and earnings.
There can be no assurance that the revenues projected in our backlog will be realized or, if realized, will result in profits. Because of project cancellations or potential changes in the scope or schedule of our customers’ projects, we cannot predict with certainty when or if backlog will be realized. In addition, even where a project proceeds as scheduled, it is possible that contracted parties may default and fail to pay amounts owed to us. Material delays, suspensions, cancellations or payment defaults could materially affect our financial condition, results of operations and cash flows.
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
The global financial crisis may impact our business and financial condition in ways that we currently cannot predict.
The continuing credit crisis and related turmoil in the global financial system may have an impact on our business and our financial condition. In particular, the cost of capital has increased substantially while the availability of funds from the capital markets has diminished significantly. Accordingly, our ability to access the capital markets may be restricted or be available only on terms we do not consider favorable. Limited access to the capital markets could adversely impact our ability to take advantage of business opportunities or react to changing economic and business conditions and could adversely impact our ability to continue our growth strategy. Ultimately we may be required to reduce our future capital expenditures substantially. Such a reduction could have a material adverse effect on our business and our consolidated financial condition, results of operations and cash flows.
If one or more of the lenders under our revolving credit facility were to become unable or unwilling to perform their obligations under that facility, our borrowing capacity could be reduced. Our inability to borrow additional amounts under our revolving credit facility could limit our ability to fund our future operations and growth.
The current economic situation could have an impact on our suppliers and our customers, causing them to fail to meet their obligations to us, which could have a material adverse effect on our revenue, income from operations and cash flows. The uncertainty and volatility of the global financial crisis may have further impacts on our business and our consolidated financial condition, results of operations and cash flows that we currently cannot predict or anticipate.

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
Employee, agent or partner misconduct or our overall failure to comply with laws or regulations could weaken our ability to win contracts, which could result in reduced revenues and profits.
Misconduct, fraud, non-compliance with applicable laws and regulations, or other improper activities by one or more of our employees, agents or partners could have a significant negative impact on our business and reputation. Such misconduct could include the failure to comply with the U.S. Foreign Corrupt Practices Act (“FCPA”), which prohibits companies and their intermediaries from making improper payments to non-U.S. officials, as well as the failure to comply with government procurement regulations, regulations on lobbying or similar activities, regulations pertaining to the internal controls over financial reporting and various other applicable laws or regulations. The precautions we take to prevent and detect misconduct, fraud or non-compliance with applicable laws and regulations may not be effective, and we could face unknown risks or losses. Our failure to comply with applicable laws or regulations or acts of misconduct could subject us to fines, penalties or other sanctions, which could have a material adverse effect on our business and our consolidated financial condition, results of operations and cash flows.
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
Our internal controls may not be sufficient to achieve all stated goals and objectives.
Our internal controls and procedures were developed through a process in which our management applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding the control objectives. The design of any system of internal controls and procedures is based, in part, on various assumptions about the likelihood of future events. We cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.
The use of estimates could result in future adjustments to our assets, liabilities and results of operations.
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
Oil and Gas. In general, our ROV, Subsea Projects and Inspection segments share facilities. Our location in Morgan City, Louisiana is the largest of these facilities and consists of ROV manufacturing and training facilities, vessel docking facilities, open and covered warehouse space and offices. The Morgan City facilities primarily support operations in the U.S. In 2007, we moved to a larger facility in Morgan City that consolidated several separate facilities in the area. We have regional support offices for our North Sea, West Africa and Southeast Asia operations in: Aberdeen, Scotland; Stavanger, Norway; Dubai; and Singapore. We also have operational bases in various other locations, the most significant of which are in Angola and Nigeria.
We use workshop and office space in Houston, Texas in both our Subsea Products and Mobile Offshore Production Systems business segments. Our manufacturing facilities for our Subsea Products segment are located in or near: Houston, Texas; Panama City, Florida; Edinburgh, Scotland; Nodeland and Kristiansund, Norway; and Rio de Janeiro, Brazil. Each of these manufacturing facilities is suitable for its intended purpose and has sufficient capacity to respond to increases in demand for our subsea products that may be reasonably anticipated in the foreseeable future. The Panama City, Florida facility was completed in 2004, and has since added the additional capability to produce steel tube umbilicals. We also added steel tube capability to our plant in Brazil during 2004 and significantly increased our thermoplastic capability in Scotland in 2006. Operations of the mobile offshore production unit Ocean Producer are supported through our office in Houston. Operations of the Ocean Legend are supported from our office in Perth, Australia.
Our principal manufacturing facilities are located on properties we own or hold under a long-term lease, expiring in 2014. The other facilities we use in our Oil and Gas business segments are on properties we lease.
Advanced Technologies. Our primary facilities for our Advanced Technologies segment are leased offices and workshops in Hanover, Maryland. We have regional support offices in Chesapeake, Virginia; Pearl Harbor, Hawaii; and San Diego, California, which support our services for the U.S. Navy. We also have an office in Orlando, Florida, which supports our commercial theme park animation activities, and facilities in Houston, Texas, which primarily support our space industry activities.

ITEM 3. LEGAL PROCEEDINGS.
In the ordinary course of business, we are subject to actions for damages alleging personal injury under the general maritime laws of the U.S., including the Jones Act, for alleged negligence. We report actions for personal injury to our insurance carriers and believe that the settlement or disposition of those claims will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
No matter was submitted to a vote of our security holders, through the solicitation of proxies or otherwise, during the last three months of the year ended December 31, 2008.
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
In addition, various statements this report contains, including those that express a belief, expectation or intention are forward-looking statements. Those forward-looking statements appear in Part I of this report in Item 1 – “Business,” Item 2 – “Properties” and Item 3 – “Legal Proceedings” and in Part II of this report in Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Item 7A – “Quantitative and Qualitative Disclosures About Market Risk” and in the Notes to Consolidated Financial Statements incorporated into Item 8 and elsewhere in this report. These forward-looking statements speak only as of the date of this report, we disclaim any obligation to update these statements, and we caution you not to rely unduly on them. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks, contingencies and uncertainties relate to, among other matters, the following:
•	worldwide demand for and prices of oil and gas;

•	the continued availability of qualified personnel;

•	general economic and business conditions and industry trends;

•	the volatility and uncertainties of credit markets;

•	the highly competitive nature of our businesses;

•	decisions about offshore developments to be made by oil and gas companies;

•	cancellations of contracts and the resulting adjustments to our backlog;

•	the increased use of subsea completions and our ability to capture associated market share;

•	the continued strength of the industry segments in which we are involved;

•	the levels of oil and gas production to be processed by the Medusa field production spar platform;

•	our future financial performance, including availability, terms and deployment of capital;

•	our ability to obtain raw materials and parts on a timely basis and, in some cases, from limited sources;

•	operating risks normally incident to offshore exploration, development and production operations;

•	hurricanes and other adverse weather conditions;

•	delays in deliveries of deepwater drilling rigs;

•	cost and time associated with drydocking of our vessels;

•	changes in, or our ability to comply with, government regulations, including those relating to the environment;

•	the risks associated with integrating businesses we acquire;

•	rapid technological changes; and

•	social, political, military and economic situations in foreign countries where we do business and the possibilities of war, other armed conflicts or terrorist attacks.
We believe the items we have outlined above are important factors that could cause our actual results to differ materially from those expressed in a forward-looking statement made in this report or elsewhere by us or on our behalf. We have discussed most of these factors in more detail elsewhere in this report. These factors are not necessarily all the factors that could affect us. Unpredictable or unanticipated factors we have not discussed in this report could also have material adverse effects on actual results of matters that are the subject of our forward-looking statements. We do not intend to update our description of important factors each time a potential important factor arises. We advise our security holders that they should (1) be aware that important factors we do not refer to above could affect the accuracy of our forward-looking statements and (2) use caution and common sense when considering our forward-looking statements.
Part II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Our common stock is listed on the New York Stock Exchange under the symbol OII. We submitted to the New York Stock Exchange during 2008 a certification of our Chief Executive Officer regarding compliance with the Exchange’s corporate governance listing standards. We also included as exhibits to this annual report on Form 10-K, as filed with the SEC, the certifications of our Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002.
The following table sets out, for the periods indicated, the high and low sales prices for our common stock as reported on the New York Stock Exchange (consolidated transaction reporting system):

	2008		2007
	High	Low	High	Low
For the quarter ended:
March 31	$76.40	$54.37	$43.64	$35.40
June 30	82.49	60.63	54.08	42.10
September 30	78.22	49.00	76.85	52.03
December 31	52.10	18.05	85.88	62.07
On February 13, 2009, there were 497 holders of record of our common stock. On that date, the closing sales price, as quoted on the New York Stock Exchange, was $32.85. We have not made any common stock dividend payments since 1977, and we currently have no plans to pay cash dividends. Our credit agreements contain restrictions on the payment of dividends. See Note 4 of Notes to Consolidated Financial Statements included in this report.
We repurchased 986,400 shares of our common stock for $54.9 million in 2008. We did not repurchase any shares of our common stock in 2007.
EQUITY COMPENSATION PLAN INFORMATION
The following presents equity compensation plan information as of December 31, 2008:

			Number of securities
	Number of securities		remaining available for
	to be issued upon	Weighted-average	future issuance under equity
	exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights	warrants and rights	reflected in the first column)
Equity compensation plans approved by security holders	71,000	$16.54	1,816,617
Equity compensation plans not approved by security holders	81,900	$17.60	—

Total	152,900	$17.11	1,816,617

At December 31, 2008, there were: (1) no shares of Oceaneering common stock under equity compensation plans not approved by security holders available for grant; and (2) 1,816,617 shares of Oceaneering common stock under equity compensation plans approved by security holders available for grant, in the form of stock options, stock appreciation rights or stock awards, subject to no more than a remaining 536,117 shares being used for awards other than stock options or stock appreciation rights to employees and nonemployee directors of Oceaneering. In light of the expense recognition requirements adopted by the Financial Accounting Standards Board effective as of January 1, 2006, the Compensation Committee of our Board of Directors has expressed its intention to refrain from using stock options as a component of employee compensation for our executive officers and other employees for the foreseeable future. Additionally, our Board of Directors has expressed its intention to refrain from using stock options as a component of nonemployee director compensation for the foreseeable future. For a description of the material features of each of these plans, see Note 8 of Notes to Consolidated Financial Statements.

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
Results of Operations:

	Year Ended December 31,
(in thousands, except per share amounts)	2008	2007	2006	2005	2004

Revenue	$1,977,421	$1,743,080	$1,280,198	$998,543	$780,181
Cost of services and products	1,512,621	1,329,795	984,077	819,263	648,378

Gross margin	464,800	413,285	296,121	179,280	131,803
Selling, general and administrative expense	147,242	123,662	101,785	85,211	67,939

Income from operations	$317,558	$289,623	$194,336	$94,069	$63,864

Net income	$199,386	$180,374	$124,494	$62,680	$40,300
Diluted earnings per share	3.58	3.24	2.26	1.17	0.78
Depreciation and amortization, including impairment charge	115,029	93,776	80,456	79,613	65,619
Capital expenditures, including business acquisitions	252,277	233,795	193,842	142,269	153,184
Other Financial Data:

	As of December 31,
(in thousands, except ratios)	2008	2007	2006	2005	2004

Working capital ratio	2.09	1.98	1.87	1.77	1.62
Working capital	$390,378	$331,594	$243,939	$171,566	$106,204
Total assets	1,670,020	1,531,440	1,242,022	989,568	819,664
Long-term debt	229,000	200,000	194,000	174,000	142,172
Shareholders’ equity	967,654	915,310	696,764	536,118	454,437

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.
Certain statements in this annual report on Form 10-K, including, without limitation, statements regarding the following matters are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995:
•	our business strategy;

•	our plans for future operations;

•	industry conditions;

•	our expectations about 2009 earnings per share and segment operating results, and the factors underlying those expectations, including our expectations about demand for our deepwater oilfield services and products as a result of the factors we specify in the “Overview” below;

•	projections relating to subsea tree orders;

•	the adequacy of our liquidity and capital resources to support our operations and internally-generated growth initiatives;

•	our projected capital expenditures for 2009;

•	the adequacy of our accruals for uninsured expected liabilities from workers’ compensation, maritime employer’s liability and general liability claims;

•	our expectation that our total unrecognized tax benefits will not significantly increase or decrease in the next 12 months;

•	our expectations about the cash flows from our investment in Medusa Spar LLC, and the factors underlying those expectations;

•	our expectations regarding 2009 operating income for each of our segments and the factors underlying those expectations;

•	our anticipated effective tax rate for 2009; and

•	our backlog.
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
Overview
The table that follows sets out our revenue and profitability for 2008, 2007 and 2006.

	Year Ended December 31,
(dollars in thousands)	2008	2007	2006

Revenue	$1,977,421	$1,743,080	$1,280,198
Gross Margin	464,800	413,285	296,121
Gross Margin %	24%	24%	23%
Operating Income	317,558	289,623	194,336
Operating Income %	16%	17%	15%
Net Income	199,386	180,374	124,494
During 2008, we generated approximately 92% of our revenue, and 98% of our operating income, from our services and products provided to the oil and gas industry. In 2008, we increased revenue by 13%, led by our Subsea Products (up 25%) and ROV (up 18%) segments. Our Subsea Products segment revenue increased from sales of Oceaneering Intervention Engineering specialty subsea products and Oceaneering Multiflex umbilicals. Our ROV segment increase was a result of an improvement in average revenue per day on hire and growth in days on hire for our expanded work-class fleet.
The $199.4 million consolidated net income we earned in 2008 was the highest in our history. The $19.0 million increase from 2008 net income was attributable to higher profit contributions from our ROV, Subsea Products and Inspection segments, with each setting annual profit records. The ROV and Subsea Products improvements reflected our strategic focus on deepwater and subsea completion activity. Our Inspection increase was due to additional, higher-margin work on offshore production platforms, LNG and petrochemical facilities and pipelines.
In 2008, we invested in the following major capital projects:
•	additions of work-class ROVs, including 21 placed into service during the year;

•	expenditures to increase capabilities at our Subsea Products manufacturing facilities; and

•	purchase of Norway-based GTO Subsea AS (“GTO”), a rental provider of specialized subsea dredging and excavation equipment.
For 2009, we expect the demand for many of our deepwater oilfield services and products will decrease, with the exception of our ROV services. We believe the general decline in demand will be driven by lower crude oil prices attributable to decreasing hydrocarbon demand from the ongoing global recession. However, we expect our deepwater operations will be affected to a lower extent than the general decline in worldwide oil and gas activities, as we believe the trend for our customers to increasingly invest in deepwater projects will continue. Our belief is based on the length of time needed to plan and execute deepwater projects, and the long-term outlook for oil and gas supply, which includes limited non-OPEC supply growth, rapid reservoir depletion rates and eventually increasing hydrocarbon demand.
We expect our 2009 diluted earnings per share to be in the range of $3.00 to $3.60, as compared to $3.58 in 2008, with an increase in operating income in our ROV segment and decreases in our Subsea Projects and Inspection segments. We anticipate ROV operating income to increase in 2009 as a result of a higher average fleet size.
We believe the 2009 results from our Subsea Products segment could be similar to those of 2008. The expected decline in demand for our Subsea Products should be substantially offset by improved efficiencies and project execution in our manufacturing operations. However, further project delays by our customers would result in a decrease in Subsea Products operating income from that of 2008.
We use our ROVs in the offshore oil and gas industry to perform a variety of underwater tasks, including drill support, installation and construction support, pipeline inspection and surveys and subsea production facility inspection, repair and maintenance. The largest percentage of our ROVs is usually used to provide drill support services. Therefore, utilization of floating drilling rigs is a leading market indicator for this business. The following table shows average floating rig use and our ROV utilization.

	2008	2007	2006
Average number of floating rigs in use	201	196	191
ROV days on hire (in thousands)	65	63	56
ROV utilization	82%	87%	85%
According to industry data published by ODS-Petrodata, at the end of 2008 there were 211 floating drilling rigs in the world. Ninety-eight additional floating rigs were on order and scheduled to be delivered through 2012, and 70 of these have been contracted long-term, for an average term of over six years. Demand for floating rigs is our primary driver of future growth prospects, on a concurrent or delayed basis.
According to industry data published by Quest Offshore Resources, Inc., there were less than 600 subsea completions before 1990 and approximately 1,100 in the decade of the 1990s. Quest is currently forecasting that there will be approximately 3,200 subsea completion installations in the decade of the 2000s and over 7,000 in the decade of the 2010s. According to Quest, the projected global market for subsea tree orders is expected to increase more than 80% in the 2009-2013 time period compared to the previous five years. In addition to floating rig demand, subsea tree orders are another leading indicator of the strength of the deepwater market and the primary demand driver for our Subsea Products lines.
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
We account for significant fixed-price contracts, which we enter into mainly in our Subsea Products segment, and occasionally in our Subsea Projects and Advanced Technologies segments, using the percentage-of-completion method. In 2008, we accounted for 16% of our revenue using the percentage-of-completion method. In determining whether a contract should be accounted for using the percentage-of-completion method, we consider whether:
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
Long-lived Assets. We evaluate our property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be appropriate. We base these evaluations on a comparison of the assets’ carrying values to forecasts of undiscounted cash flows associated with the assets or quoted market prices. If an impairment has occurred, we recognize a loss for the difference between the carrying amount and the fair value of the asset. Our expectations regarding future sales and undiscounted cash flows are highly subjective, cover extended periods of time and depend on a number of factors outside our control, such as changes in general economic conditions, laws and regulations. Accordingly, these expectations could differ significantly from year to year. In 2008, we recorded an impairment charge of $5.7 million to reduce our investment in the Ocean Pensador, an oil tanker we are holding for possible conversion, to its fair value.
We charge the costs of repair and maintenance of property and equipment to operations as incurred, while we capitalize the costs of improvements. In September 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. AUG AIR-1, Accounting for Planned Major Maintenance Activities. This FASB Staff Position prohibits companies from recognizing planned major maintenance costs by accruing a liability over several reporting periods before the maintenance is performed ¯ the accrue-in-advance method. We previously used the accrue-in-advance method for anticipated drydocking of our vessels. This FASB Staff Position was effective for us beginning January 1, 2007, and we have since charged drydocking expenses to the income statement as incurred. There was no material effect on our financial statements from the change.
Goodwill. We account for acquisitions using the purchase method of accounting, with the purchase price being allocated to the net assets acquired based on their fair market values at the date of acquisition. In accordance with the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, we test the goodwill attributable to each of our reporting units for impairment. Except for Inspection, which is tested as a single reporting unit, our operating units are one level below our business segments. We estimate fair value of the reporting units using discounted cash flow methodologies and market comparable information. Changes in estimate of our future cash flows may result in goodwill impairments in the future.
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
Income Taxes. Effective January 1, 2007, we adopted FASB Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes. This interpretation clarifies the criteria for recognizing income tax benefits under Statement of Financial Accounting Standards (“SFAS”) No. 109, and requires disclosures about uncertain tax positions. Under FIN 48, the financial statement recognition of the benefit for a tax position depends on the benefit being more likely than not to be sustainable upon audit by the applicable taxing authority. If this threshold is met, the tax benefit is then measured and recognized at the largest amount that is greater than 50 percent likely of being realized upon ultimate settlement. We made an adjustment of $1.6 million to reduce our retained earnings as of January 1, 2007 to record the effect of our adoption of this interpretation.
We account for any applicable interest and penalties on uncertain tax positions as a component of our provision for income taxes on our financial statements. We charged $0.4 million to income tax expense in 2008 for penalties and interest for uncertain tax positions, which brought our total liabilities for penalties and interest on uncertain tax positions to $3.2 million on our balance sheet at December 31, 2008. Including associated foreign tax credits and penalties and interest, we have accrued a net total of $5.7 million in the caption “other long-term liabilities” on our balance sheet for unrecognized tax benefits. All additions or reductions to those liabilities affect our effective income tax rate in the periods of change.
We do not believe that the total of unrecognized tax benefits will significantly increase or decrease in the next 12 months.
Our tax provisions are based on our expected taxable income, statutory rates and tax-planning opportunities available to us in the various jurisdictions in which we operate. Determination of taxable income in any jurisdiction requires the interpretation of the related tax laws. We are at risk that a taxing authority’s final determination of our tax liabilities may differ from our interpretation. Our effective tax rate may fluctuate from year to year as our operations are conducted in different taxing jurisdictions, the amount of pre-tax income fluctuates and our estimates regarding the realizability of items such as foreign tax credits may change. In 2008, 2007 and 2006, we recorded reductions of income tax expense of $0.6 million, $1.1 million and $1.3 million, respectively, resulting from the resolution of uncertain tax positions related to certain tax liabilities we recorded in prior years. Current income tax expense represents either nonresident withholding taxes or the liabilities expected to be reflected on our income tax returns for the current year, while the net deferred income tax expense or benefit represents the change in the balance of deferred tax assets or liabilities as reported on our balance sheet.
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
Liquidity and Capital Resources
We consider our liquidity and capital resources adequate to support our operations and internally-generated growth initiatives. At December 31, 2008, we had working capital of $390 million, including cash and cash equivalents of $11 million. Additionally, we had $196 million available under our revolving credit facility, which currently extends to January 2012. We had total borrowings of $229 million at December 31, 2008, with total maturities in 2009 of $105 million. The 2009 maturities include $85 million due under our one-year term loan agreement. Maturities in 2009 are not classified as current as of December 31, 2008, since we are able and have the intent to extend the stated maturities by borrowing amounts equal to the 2009 maturities under the revolving credit facility, with a maturity date after one year. At December 31, 2008, our debt-to-total capitalization ratio was 19%. Our net cash provided by operating activities was $248 million, $209 million and $151 million for 2008, 2007 and 2006, respectively.

Our capital expenditures, including business acquisitions, for 2008, 2007 and 2006 were $252 million, $234 million and $194 million, respectively. We plan to invest approximately $175 million in 2009, the majority of which will support growth of our ROV fleet to meet firm demand. Capital expenditures in 2008 included expenditures for: additions and upgrades to our ROV fleet; the purchase of GTO for $40 million; vessel upgrades; and facility expansions for our specialty subsea products. Capital expenditures in 2007 included expenditures for: additions and upgrades to our ROV fleet; the purchase of Norway-based Ifokus Engineering AS (“Ifokus”), a designer and manufacturer of specialty subsea products, for $20 million; vessel upgrades; the acquisition of a small inspection company in the United Kingdom; and facility expansions in the United Kingdom, Norway, Morgan City, LA and Houston. Our facility expansions in the United Kingdom, Norway and Houston during 2007 related to our Subsea Products manufacturing operations, and our Morgan City expansion supports our ROV and Subsea Projects operations. Our capital expenditures during 2006 included $113 million in our ROV segment, principally for additions and upgrades to our ROV fleet to expand the fleet and replace units we retired and for facilities infrastructure. In 2006, we commenced improvements in our Subsea Products facilities, including the addition of equipment to increase manufacturing capacity at our umbilical plant in the U.K. and our subsea valve facility in Norway and purchased an oil tanker for possible future conversion to a mobile offshore production and storage system in the event we obtain a suitable contract. We also began upgrades to a dynamically positioned vessel and began construction of a saturation diving system to meet demand in our Subsea Projects segment.
Our capital expenditures during 2008 and 2007 included $146 million and $122 million, respectively, in our ROV segment, principally for additions and upgrades to our ROV fleet to expand the fleet and replace units we retired and for facilities infrastructure to support our growing ROV fleet size. We plan to continue adding ROVs at levels we determine appropriate to meet market opportunities as they arise. We added 21 and 31 ROVs to our fleet and disposed of four and seven units during 2008 and 2007, respectively, resulting in a total of 227 systems in the fleet at December 31, 2008.
In 2006, we chartered a larger deepwater vessel, the Ocean Intervention III, for three years, with extension options for up to six additional years. The initial three-year term of the charter began in May 2007. We also chartered an additional larger deepwater vessel, the Olympic Intervention IV, for an initial term of five years, which began in the third quarter of 2008. We outfitted each of these larger deepwater vessels with two of our high-specification work-class ROVs, and we expect to utilize these vessels to perform subsea hardware installation and inspection, repair and maintenance projects, and to conduct well intervention services in the ultra-deep waters of the Gulf of Mexico.
We have not guaranteed any debt not reflected on our consolidated balance sheet. In December 2003, we acquired a 50% interest in Medusa Spar LLC. At formation, Medusa Spar LLC borrowed $84 million, or approximately 50% of its total capitalization, from a group of banks. The loan was repaid in 2008. We expect the majority of the positive net cash flow generated in the future by Medusa Spar LLC will be distributed to the equity holders. We received $2.5 million, $3.4 million and $5.4 million of cash distributions from Medusa Spar LLC and recognized $1.9 million, $3.8 million and $11.2 million of equity in the earnings of Medusa Spar LLC in 2008, 2007 and 2006, respectively. Medusa Spar LLC is a variable interest entity under FIN 46R, Consolidation of Variable Interest Entities. As we are not the primary beneficiary of Medusa Spar LLC, we are accounting for our investment in Medusa Spar LLC using the equity method of accounting. At December 31, 2008, our investment in Medusa Spar LLC was $63 million.
Our principal source of cash from operating activities is our net income, adjusted for the non-cash expenses of depreciation and amortization (including impairment charge), deferred income taxes and noncash compensation under our restricted stock plans. Our $248 million, $209 million and $151 million of cash provided from operating activities in 2008, 2007 and 2006, respectively, were net of increases of $72 million, $55 million and $46 million, respectively, in accounts receivable and increases of $17 million, $91 million and $84 million, respectively, in inventory and other current assets. The increases in accounts receivable were due to increases in revenue in the fourth quarter of the respective year as compared to the fourth quarter of the preceding year. At December 31, 2008, we also had additional receivables related to our Subsea Projects diving and vessel activity, including our work from The Performer, which we mobilized to Angola in the third quarter of 2008. The initial customer payments on The Performer‘s contract in Angola were delayed beyond December 31, 2008, but have subsequently been made. The increases in inventory and other current assets principally related to ROV requirements and Subsea Products raw materials. The raw materials increases in 2007 and 2006 related to preparations for building goods in our Subsea Products segment, which experienced revenue increases of 25% and 43% in 2008 and 2007, respectively. The raw materials inventory decreased during 2008 as we have a lower backlog at December 31, 2008 than we had at December 31, 2007. The increases in ROV inventory related to equipment waiting for assembly into ROVs to be placed in service in subsequent years and increases in parts to be used for servicing our growing ROV fleet.
In 2008, we used $246 million in investing activities, including $146 million to modernize and add additional units to our ROV fleet and $78 million to increase our Subsea Products capabilities, including our acquisition of GTO for $40 million. In 2007, we used $227 million in investing activities, including $122 million to modernize and add additional units to our ROV fleet, $66 million to add capacity to our Subsea Products facilities, including our acquisition of Ifokus for $20 million. In 2006, we used $187 million in investing activities, including $113 million to modernize and add additional units to our ROV fleet and $38 million to add capacity to our Subsea Products facilities.

In 2008, 2007 and 2006, we received $2 million, $5 million and $8 million, respectively, in cash flow from financing activities as proceeds from the sale of our common stock pursuant to the exercise of employee stock options. In addition, in 2008, 2007 and 2006, we received $7 million, $8 million and $7 million, respectively, of tax benefit realized from tax deductions in excess of financial statement expense related to our stock-based compensation plans.
In September 2002, our Board of Directors approved a plan to repurchase up to 6,000,000 shares of our common stock, subject to a $75 million aggregate purchase price limitation. During 2008, we completed the authorized repurchases under the plan by repurchasing 986,400 shares at a total cost of $54.9 million, which is reflected in our cash used in financing activities. Under our stock repurchase plan, we repurchased 2,782,000 shares of common stock from 2002 through 2008 at a total cost of $75 million. Through December 31, 2008, we had reissued all but 941,600 of these shares, primarily in connection with stock-based compensation plans. For a description of our incentive plans, please read Note 8 to our Consolidated Financial Statements.
Because of our significant foreign operations, we are exposed to currency fluctuations and exchange risks. We generally minimize these risks primarily through matching, to the extent possible, revenue and expense in the various currencies in which we operate. Cumulative translation adjustments as of December 31, 2008 relate primarily to our net investments in, including long-term loans to, our foreign subsidiaries. A stronger U.S. dollar against the U.K. pound sterling and the Norwegian kroner would result in lower operating income in our Inspection and ROV segments. See Item 7A – “Quantitative and Qualitative Disclosures About Market Risk.” Inflation has not had a material effect on our revenue or income from operations in the past three years, and no such effect is expected in the near future.

Results of Operations
Information on our business segments is shown in Note 6 of the Notes to Consolidated Financial Statements included in this report.
Oil and Gas. The table that follows sets out revenue and profitability for the business segments within our Oil and Gas business.

	Year Ended December 31,
(dollars in thousands)	2008	2007	2006

Remotely Operated Vehicles
Revenue	$625,921	$531,381	$410,256
Gross Margin	221,270	168,322	129,929
Gross Margin %	35%	32%	32%
Operating Income	190,343	144,242	111,022
Operating Income %	30%	27%	27%
Utilization %	82%	87%	85%

Subsea Products
Revenue	649,857	521,937	364,510
Gross Margin	146,747	133,285	81,380
Gross Margin %	23%	26%	22%
Operating Income	96,046	92,804	53,645
Operating Income %	15%	18%	15%

Subsea Projects
Revenue	256,517	257,752	155,046
Gross Margin	81,534	100,577	65,119
Gross Margin %	32%	39%	42%
Operating Income	72,816	92,841	59,585
Operating Income %	28%	36%	38%

Inspection
Revenue	249,109	219,686	169,014
Gross Margin	48,518	37,195	28,501
Gross Margin %	19%	17%	17%
Operating Income	31,017	22,749	14,946
Operating Income %	12%	10%	9%

Mobile Offshore Production Systems
Revenue	39,274	50,103	52,931
Gross Margin	8,361	12,443	17,136
Gross Margin %	21%	25%	32%
Operating Income	6,730	11,048	16,001
Operating Income %	17%	22%	30%

Total Oil and Gas
Revenue	$1,820,678	$1,580,859	$1,151,757
Gross Margin	506,430	451,822	322,065
Gross Margin %	28%	29%	28%
Operating Income	396,952	363,684	255,199
Operating Income %	22%	23%	22%
In response to continued increasing demand to support deepwater drilling and identified future construction and production maintenance work, we continue to build new ROVs. These new vehicles are designed for use around the world in water depths of 10,000 feet or more. We added 21 and 31 ROVs in 2008 and 2007, respectively, while disposing of 11 units over the two-year period. We plan to continue adding ROVs at levels we determine appropriate to meet market opportunities.

For 2008 and 2007, our ROV revenue increased 18% and 30% over the respective prior years from improvements in average revenue per day-on-hire and growth in days on hire for our expanded work-class fleet. We grew our fleet size to 227 at December 31, 2008 from 210 at December 31, 2007 and 186 at December 31, 2006. Operating income increased by 32% in 2008 over 2007 and 30% in 2007 over 2006.
We anticipate ROV operating income to increase in 2009 as a result of a higher average fleet size. In addition to having a full year of service from the units we added during 2008, we expect to add approximately 24 to 30 ROVs in 2009.
Our Subsea Products revenue for 2008 and 2007 rose 25% and 43% over the respective prior year on increased sales of our specialty subsea products and umbilicals. In 2008, our operating margin percentage decreased from 18% to 15% due to higher costs of engineering and manufacturing on our first two blowout preventer (“BOP”) control systems and slightly lower margins on several of our other specialty product lines. In 2007, our operating margin increased from 15% to 18% as a result of better design and pricing and improved manufacturing execution, including better throughput and resolution during 2006 of startup problems at our U.S. umbilical plant.
We anticipate our Subsea Products segment operating income in 2009 could be similar to 2008, with an anticipated decline in demand for our products offset by expected improvements in execution performance in our manufacturing operations. However, further project delays by our customers would result in a decrease in Subsea Products operating income from that of 2008. Our Subsea Products backlog was $298 million at December 31, 2008 compared to $338 million at December 31, 2007.
Our 2008 Subsea Projects operating income declined $20 million from 2007 on relatively flat revenue due to a softer market for our diving and shallow water vessel services, principally as a result of the substantial completion of work associated with damage caused by hurricanes in 2004 and 2005; costs incurred to mobilize the Olympic Intervention IV to the Gulf of Mexico and complete its preparation for service; and expenses we incurred associated with regulatory inspection of four of our vessels. The 2007 amount included a $3.5 million gain from the sale of an ROV support vessel. The revenue shortage from the factors mentioned above was partially offset by additional revenue from a full year of availability from the Ocean Intervention III and the fourth quarter utilization of the Olympic Intervention IV.
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
We anticipate our 2009 operating income for Subsea Projects to be less than in 2008, as we foresee a continuation of declining demand for our shallow water services and competitive pressure in our deepwater vessel market, due to an increase in industry vessel availability.
In 2008 and 2007, our Inspection revenue and margins continued to increase, due to strong growth in all of the geographic areas we serve. We continued to sell more value-added services at improved pricing.
We expect that our Inspection segment operating income will decrease in 2009, due to a lower exchange rate for the U.K. pound sterling against the U.S. dollar and decreased demand for our services.
Our Mobile Offshore Production Systems’ two operating units continued to work under the same contracts. The decreases in margins in 2008 were the result of a $5.7 million impairment charge to reduce our investment in the Ocean Pensador, an oil tanker we are holding for possible conversion, to its fair value and the decline in the dayrate of the Ocean Legend, as per the customer renewal option terms in the existing contract. The decreases in margins in 2007 were the result of $2.8 million of expenses incurred to move the Ocean Pensador from the U.S. west coast to Southeast Asia in the fourth quarter of 2007, and the decline in the dayrate of the Ocean Legend, as per the customer renewal option terms in the existing contract. We moved the Ocean Pensador to better position it in the marketplace. The vessel is now closer to several shipyards capable of modifying it for production or storage service, either for us or another owner should we sell it.
We anticipate our Mobile Offshore Production Systems operating income in 2009 will decline from 2008 as a result of a lower dayrate going into effect in mid-May 2009 for the use of the Ocean Legend, as per the customer renewal option terms in the existing contract, and the anticipated end of the current contract on the Ocean Producer in early 2009.

Advanced Technologies. The table that follows sets out revenue and profitability for this segment.

	Year Ended December 31,
(dollars in thousands)	2008	2007	2006

Revenue	$156,743	$162,221	$128,441
Gross Margin	21,596	25,561	19,862
Gross Margin %	14%	16%	15%
Operating Income	9,773	14,458	11,585
Operating Income %	6%	9%	9%
Our Advanced Technologies segment’s 2008 operating income was lower than 2007 due to the completion in September 2007 of an engineering services contract that had been ongoing for more than five years.
Our Advanced Technologies segment’s revenue and margins for 2007 increased from those of 2006 due to increased work for the U.S. Navy on submarine repair and maintenance and general engineering services.
We anticipate our Advanced Technologies 2009 operating income will be slightly higher than 2008.
Unallocated Expenses. Our unallocated expenses, i.e., those not associated with a specific business segment, within gross margin consist of expenses related to our incentive and deferred compensation plans, including restricted stock and bonuses, as well as other general expenses. A portion of our restricted stock expense varies with the market price of our common stock. Our unallocated expenses within operating income consist of those within gross margin plus general and administrative expenses related to corporate functions. The table that follows sets out our unallocated expenses.

	Year Ended December 31,
(dollars in thousands)	2008	2007	2006

Gross margin expenses	$(63,226)	$(64,098)	$(45,806)
% of revenue	3%	4%	4%
Operating expenses	(89,167)	(88,519)	(72,448)
% of revenue	5%	5%	6%
Our unallocated gross margin and operating expenses increased in 2007, primarily due to higher compensation related to incentive plans as a result of record results and an escalation in information technology-related costs to support our growth.
Other. The table that follows sets forth our significant financial statement items below the operating income line.

	Year Ended December 31,
(dollars in thousands)	2008	2007	2006

Interest income	$907	$1,198	$730
Interest expense, net of amounts capitalized	(13,485)	(15,333)	(12,920)
Equity earnings of unconsolidated affiliates:
Medusa Spar LLC	1,894	3,779	11,213
Other	25	251	838
Other income (expense), net	321	(2,020)	(3,302)
Provision for income taxes	107,834	97,124	66,401
Interest expense decreased in 2008, primarily from lower interest rates on LIBOR-based borrowings under our revolving credit agreement and term loan. Interest expense increased in 2007, primarily because we used debt to partially finance capital expenditures and acquisitions. Interest expense is net of capitalized interest of $1.0 million and $0.1 million for 2007 and 2006, respectively. We capitalized less than $0.1 million of interest in 2008.
We earn equity income from our 50% investment in Medusa Spar LLC, which we acquired in December 2003. Medusa Spar LLC owns 75% of a production spar in the Gulf of Mexico and earns its revenue from fees charged on production processed through the facility. In 2007, we experienced a decrease in equity in earnings of unconsolidated affiliates from our investment in Medusa Spar LLC due to lower production throughput at the spar, and this trend continued in 2008. If the operator of the producing wells is able to either start producing from other zones in the existing wells, which are anticipated to have higher flow rates than the currently-

producing zones, or connect more wells to the spar, the declining revenue trend would be reversed. However, we do not anticipate this will occur in 2009.
Our effective tax rate, including foreign, state and local taxes, was 35% for each of 2008, 2007 and 2006, which included favorable resolutions of uncertain tax positions of $0.6 million, $1.1 million, $1.3 million, respectively, related to certain tax liabilities we recorded in prior years. For 2009, we anticipate an effective tax rate of approximately 35%.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements, as defined by SEC rules.
Contractual Obligations
At December 31, 2008, we had payments due under contractual obligations as follows:

	Payments due by period
(dollars in thousands)	Total	2009	2010-2011	2012-2013	After 2013
Long-term Debt	$229,000	$105,000	$20,000	$104,000	$—
Operating Leases	170,052	41,250	54,065	38,721	36,016
Purchase Obligations	76,743	76,743	—	—	—
Other Long-term Obligations reflected on our balance sheet under GAAP	35,391	379	1,696	2,822	30,494

TOTAL	$511,186	$223,372	$75,761	$145,543	$66,510

At December 31, 2008, we had outstanding purchase order commitments totaling $77 million, including approximately $20 million for ROV winches and control umbilicals for ROV units and $16 million for specialized steel tubes to be used in our manufacturing of steel tube umbilicals by our Subsea Products segment. The winches and ROV umbilicals have been ordered for new ROVs and for anticipated replacements due to normal wear and tear. We have ordered the specialized steel tubes in advance to meet expected sales commitments. Should we decide not to accept delivery of the steel tubes, we would incur cancellation charges of at least 10% of the amount canceled.
In November 2001, we entered into an agreement with our Chairman (the “Chairman”) who was also then our Chief Executive Officer. That agreement was amended in 2006 and in 2008. Pursuant to the amended agreement, the Chairman relinquished his position as Chief Executive Officer in May 2006 and began his post-employment service period on December 31, 2006. The agreement provides for a specific service period ending no later than August 15, 2011, during which the Chairman, acting as an independent contractor, has agreed to serve as nonexecutive Chairman of our Board of Directors for so long as our Board of Directors desires that he shall continue to serve in that capacity. The agreement provides the Chairman with post-employment benefits for ten years following the sooner to occur of August 15, 2011 or the termination of his services to us. The amendment in 2006 included a lump-sum cash buyout, paid in 2007, of the Chairman’s entitlement to perquisites and administrative assistance during that ten-year period (expected to run from 2011 to 2021). As a result, we recorded $2.8 million of associated expense in the fourth quarter of 2006. The agreement also provides for medical coverage on an after-tax basis to the Chairman, his spouse and children during his service with us and thereafter for their lives. We are recognizing the net present value of the post-employment benefits over the expected service period. If the service period is terminated for any reason (other than the Chairman’s refusal to continue serving), we will recognize all the previously unaccrued benefits in the period in which that termination occurs. Our total accrued liabilities, current and long-term, under this post-employment benefit were $5.6 million and $4.8 million at December 31, 2008 and 2007, respectively.
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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We are currently exposed to certain market risks arising from transactions we have entered into in the normal course of business. These risks relate to interest rate changes and fluctuations in foreign exchange rates. We do not believe these risks are material. We have not entered into any market risk sensitive instruments for speculative or trading purposes. We manage our exposure to interest rate changes through the use of a combination of fixed- and floating-rate debt. See Note 4 of Notes to Consolidated Financial Statements included in this report for a description of our long-term debt agreements, interest rates and maturities. We believe significant interest rate changes would not have a material near term impact on our future earnings or cash flows. We have interest rate hedges in place on $100 million of floating rate debt under our revolving credit facility for the period August 2008 to August 2011. The hedges fix three-month LIBOR at 3.07% until August 2009 and at 3.31% for the period August 2009 to August 2011.
Because we operate in various oil and gas exploration and production regions in the world, we conduct a portion of our business in currencies other than the U.S. dollar. The functional currency for several of our international operations is the applicable local currency. A stronger U.S. dollar against the U.K. pound sterling and the Norwegian kroner would result in lower operating income in our Inspection and ROV segments. We manage our exposure to changes in foreign exchange rates principally through arranging compensation in U.S. dollars or freely convertible currency and, to the extent possible, by limiting compensation received in other currencies to amounts necessary to meet obligations denominated in those currencies. We use the exchange rates in effect as of the balance sheet date to translate assets and liabilities as to which the functional currency is the local currency, resulting in translation adjustments that we reflect as accumulated other comprehensive income or loss in the shareholders’ equity section of our Consolidated Balance Sheets. We recorded adjustments of ($106 million), $21 million and $17 million to our equity accounts in 2008, 2007 and 2006, respectively. Negative adjustments reflect the net impact of the strengthening of the U.S. dollar against various foreign currencies for locations where the functional currency is not the U.S. dollar. Conversely, positive adjustments reflect the effect of a weakening dollar.
We recorded foreign currency transaction gains (losses) of $0.7 million, ($0.3 million) and ($2.5 million) in our Consolidated Income Statements in 2008, 2007 and 2006, respectively, related to our foreign operations. In 2006, the majority of our foreign currency losses related to our U.K. operations. Some of our U.K. subsidiary’s revenue is from U.S. dollar-denominated contracts; if the U.S. dollar weakens against the British pound sterling, we will incur currency losses for the period the related accounts receivable are outstanding.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
In this report, our consolidated financial statements and supplementary data appear following the signature page to this report and are incorporated in this item by reference.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

ITEM 9A. CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures
In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2008 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There has been no change in our internal control over financial reporting that occurred during the year ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Under the supervision and with the participation of our management, including our principal executive, financial and accounting officers, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included a review of the documentation surrounding our financial reporting controls, an evaluation of the design effectiveness of these controls, testing of the operating effectiveness of these controls and an evaluation of our overall control environment. Based on that evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2008.
Ernst & Young LLP, an independent registered public accounting firm, has audited our internal control over financial reporting, as stated in their report which follows.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Oceaneering International, Inc.
We have audited Oceaneering International, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Oceaneering International, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, Oceaneering International, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Oceaneering International, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, cash flows, and shareholders’ equity and comprehensive income for each of the three years in the period ended December 31, 2008 of Oceaneering International, Inc. and our report dated February 25, 2009 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Houston, Texas
February 25, 2009
ITEM 9B. OTHER INFORMATION.
We have no other information to report for the fourth quarter of this year covered by this annual report on Form 10-K that would have been required to be, and was not, reported on a Form 8-K.

Part III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information with respect to the directors and nominees for election to our Board of Directors is incorporated by reference from the section “Election of Directors” in our definitive proxy statement to be filed on or before April 30, 2009, relating to our 2009 Annual Meeting of Shareholders.
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
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required by Item 14 is incorporated by reference from the section entitled “Ratification of Appointment of Auditors — Fees Incurred by Oceaneering for Ernst & Young LLP” in the proxy statement referred to in Item 10 above.

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

3.	Exhibits:

		Registration
		or File	Form of	Report	Exhibit
		Number	Report	Date	Number

* 3.01	Restated Certificate of Incorporation	1-10945	10-K	Dec. 2000	3.01

* 3.02	Certificate of Amendment to Restated Certificate of Incorporation	1-10945	8-K	May 2008	3.1

* 3.03	Amended and Restated Bylaws	1-10945	8-K	Dec. 2007	3.1

* 4.01	Specimen of Common Stock Certificate	1-10945	10-K	March 1993	4 (a)

* 4.02	Amended and Restated Shareholder Rights Agreement dated as of November 16, 2001	1-10945	8-K	Nov. 2001	4.1

* 4.03	Note Purchase Agreement dated as of September 8, 1998 relating to $100,000,000 6.72% Senior Notes due September 8, 2010	1-10945	10-Q	Sept. 1998	4.01

* 4.04	Amended and Restated Credit Agreement ($250,000,000 Revolving Credit Facility with Accordion to $300,000,000) dated as of January 2, 2004	1-10945	10-K	Dec. 2003	4.05

* 4.05	First Amendment to Amended and Restated Credit Agreement dated January 22, 2007	1-10945	8-K	Jan. 2007	4.2

* 4.06	$85,000,000 Credit Agreement dated as of September 31, 2008 among Oceaneering International, Inc., Wells Fargo Bank, N.A. as Administrative Agent and lender and other lender parties or to become lender parties thereto	1-10945	8-K	Sept. 2008	4.1

We and certain of our consolidated subsidiaries are parties to debt instruments under which the total amount of securities Regulation S-K, we agree to furnish a copy of those instruments to the Securities and Exchange Commission on request.

* 10.01+	Defined Contribution Master Plan and Trust Agreement and Adoption Agreement for the Oceaneering International, Inc. Retirement Investment Plan	1-10945	10-K	Dec. 2001	10.01

* 10.02+	Amended and Restated Service Agreement dated as of December 21, 2006 between Oceaneering and John R. Huff	1-10945	8-K	Dec. 2006	10.01

* 10.03+	Modification to Service Agreement dated as of December 21, 2006 between Oceaneering and John R. Huff	1-10945	8-K	Dec. 2008	10.9

* 10.04+	Trust Agreement dated as of May 12, 2006 between Oceaneering and United Trust Company, National Association	1-10945	8-K	May 2006	10.02

		Registration
		or File	Form of	Report	Exhibit
		Number	Report	Date	Number

* 10.05+	First Amendment to Trust Agreement dated as of May 12, 2006 between Oceaneering International, Inc. and Bank of America National Association, as successor trustee	1-10945	8-K	Dec. 2008	10.10

* 10.06+	2002 Non-Executive Incentive Plan	1-10945	10-Q	Sept. 2002	10.03

10.07+	First Amendment to 2002 Non-Executive Incentive Plan of Oceaneering International, Inc.

* 10.08+	Oceaneering International, Inc. Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2009	1-10945	8-K	Dec. 2008	10.5

* 10.09+	Amended and Restated Oceaneering International, Inc. Supplemental Executive Retirement Plan, as amended and restated effective January 1,	1-10945	8-K	Dec. 2008	10.6

* 10.10+	Change-of-Control Agreements dated as of November 16, 2001 between Oceaneering and John R. Huff, T. Jay Collins, Marvin J. Migura, M. Kevin McEvoy and George R. Haubenreich, Jr.	1-10945	10-K	Dec. 2001	10.06

* 10.11+	Form of First Amendment to Change-of-Control Agreement with T. Jay Collins, M. Kevin McEvoy, Marvin J. Migura and George R. Haubenreich, Jr.	1-10945	10-Q	Dec. 2008	10.7

* 10.12+	First Amendment to Change-of-Control Agreement with John R. Huff.	1-10945	10-Q	Dec. 2008	10.8

* 10.13+	Oceaneering International, Inc. 2008 Cash Bonus Award Program	1-10945	10-Q	Mar. 2008	10.07

* 10.14+	Form of Indemnification Agreement dated November 16, 2001 between Oceaneering and each of its Directors, Marvin J. Migura, M. Kevin McEvoy and George R. Haubenreich, Jr.	1-10945	10-K	Dec. 2001	10.12

* 10.15+	2002 Incentive Plan	1-10945	10-Q	June 2002	10.01

* 10.16+	First Amendment to 2002 Incentive Plan of Oceaneering International, Inc.	1-10945	10-Q	Dec. 2008	10.2

* 10.17+	Amended and Restated 2002 Restricted Stock Unit Award Agreements with John R Huff and Executive Officers	1-10945	10-Q	Sept. 2002	10.04

* 10.18+	Form of First Amendment to Oceaneering International, Inc. Amended and Restated 2002 Restricted Stock Unit Award Incentive Agreement with Executive Officers	1-10945	10-Q	Dec. 2008	10.3

* 10.19+	First Amendment to Oceaneering International, Inc. Amended and Restated 2002 Restricted Stock Unit Award Incentive Agreement with John R. Huff	1-10945	10-Q	Dec. 2008	10.4

* 10.20+	2005 Incentive Plan	333-124947	S-8	May 2005	4.5

* 10.21+	First Amendment to 2005 Incentive Plan of Oceaneering International, Inc.	1-10945	8-K	Dec. 2008	10.1

* 10.22+	Form of 2006 Employee Restricted Stock Unit Agreement for John R. Huff and Executive Officers	1-10945	8-K	Feb. 2006	10.1

* 10.23+	Form of 2006 Performance Unit Agreement for John R. Huff, and Executive Officers	1-10945	8-K	Feb. 2006	10.2

* 10.24+	2006 Performance Award: Goals and Measures, relating to the Form of 2006 Performance Unit Agreement	1-10945	8-K	Feb. 2006	10.3

* 10.25+	Form of 2007 Employee Restricted Stock Unit Agreement for Executive Officers	1-10945	8-K	Feb. 2007	10.1

* 10.26+	Form of 2007 Chairman Restricted Stock Unit Agreement for John R. Huff	1-10945	8-K	Feb. 2007	10.3

* 10.27+	Form of 2007 Performance Unit Agreement for Executive Officers	1-10945	8-K	Feb. 2007	10.2

* 10.28+	Form of 2007 Chairman Performance Unit Agreement for John R. Huff	1-10945	8-K	Feb. 2007	10.4

* 10.29+	2007 Performance Award: Goals and Measures, relating to the Form of 2007 Performance Unit Agreement and Form of Chairman Performance Unit Agreement	1-10945	8-K	Feb. 2007	10.5

* 10.30+	Form of 2008 Employee Restricted Stock Unit Agreement for Executive Officers	1-10945	8-K	Feb. 2008	10.1

		Registration
		or File	Form of	Report	Exhibit
		Number	Report	Date	Number

10.31+	Form of 2008 Nonemployee Director Restricted Stock Agreement for Harris J. Pappas	1-10945	8-K	Feb. 2008	10.6

10.32+	Form of 2008 Chairman Restricted Stock Unit Agreement for John R. Huff	1-10945	8-K	Feb. 2008	10.3

10.33+	Form of 2008 Performance Unit Agreement for Executive Officers	1-10945	8-K	Feb. 2008	10.2

10.34+	Form of 2008 Chairman Performance Unit Agreement for John R. Huff	1-10945	8-K	Feb. 2008	10.4

10.35+	2008 Performance Award: Goals and Measures, relating to the Form of 2008 Performance Unit Agreement and Form of Chairman Performance Unit Agreement	1-10945	8-K	Feb. 2008	10.5

10.36+	Form of 2009 Employee Restricted Stock Unit Agreement for Executive Officers	1-10945	8-K	Feb. 2009	10.1

10.37+	Form of 2009 Nonemployee Director Restricted Stock Unit Agreement for Jerold J. DesRoche, David S. Hooker, D. Michael Hughes and Harris J. Pappas	1-10945	8-K	Feb. 2009	10.6

10.38+	Form of 2009 Chairman Restricted Stock Unit Agreement for John R. Huff	1-10945	8-K	Feb. 2009	10.3

10.39+	Form of 2009 Performance Unit Agreement for Executive Officers	1-10945	8-K	Feb. 2009	10.2

10.40+	Form of 2009 Chairman Performance Unit Agreement for John R. Huff	1-10945	8-K	Feb. 2009	10.4

10.41+	2009 Performance Award: Goals and Measures, relating to the form of 2009 Performance Unit Agreement and 2009 Chairman Performance Unit Agreement	1-10945	8-K	Feb. 2009	10.5

21.01	Subsidiaries of Oceaneering

23.01	Consent of Independent Registered Public Accounting Firm

31.01	Rule 13a – 14(a)/15d – 14(a) certification of Chief Executive Officer

31.02	Rule 13a – 14(a)/15d – 14(a) certification of Chief Financial Officer

32.01	Section 1350 certification of Chief Executive Officer

32.02	Section 1350 certification of Chief Financial Officer

*	Exhibit previously filed with the Securities and Exchange Commission, as indicated, and incorporated herein by reference.

+	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OCEANEERING INTERNATIONAL, INC.
Date: February 25, 2009	By:	/s/ T. JAY COLLINS
T. Jay Collins
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ T. JAY COLLINS T. Jay Collins	Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2009

/s/ MARVIN J. MIGURA Marvin J. Migura	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 25, 2009

/s/ W. CARDON GERNER W. Cardon Gerner	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 25, 2009

/s/ JOHN R. HUFF John R. Huff	Chairman of the Board	February 25, 2009

/s/ JEROLD J. DESROCHE Jerold J. DesRoche	Director	February 25, 2009

/s/ DAVID S. HOOKER David S. Hooker	Director	February 25, 2009

/s/ D. MICHAEL HUGHES D. Michael Hughes	Director	February 25, 2009

/s/ HARRIS J. PAPPAS Harris J. Pappas	Director	February 25, 2009

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
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Oceaneering International, Inc.
We have audited the accompanying consolidated balance sheets of Oceaneering International, Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of income, cash flows and shareholders’ equity and comprehensive income for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Oceaneering International, Inc. and subsidiaries at December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.
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
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Oceaneering International, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2009 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Houston, Texas
February 25, 2009

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except share data)	2008	2007

ASSETS
Current Assets:
Cash and cash equivalents	$11,200	$27,110
Accounts receivable, net of allowances for doubtful accounts	446,719	370,612
Inventory and other current assets	289,786	272,847

Total Current Assets	747,705	670,569

Property and Equipment, at cost	1,351,839	1,247,262
Less accumulated depreciation	654,409	609,155

Net Property and Equipment	697,430	638,107

Other Assets:
Goodwill	118,706	111,951
Investments in unconsolidated affiliates	63,930	64,655
Other	42,249	46,158

Total other assets	224,885	222,764

Total Assets	$1,670,020	$1,531,440

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$92,511	$76,841
Accrued liabilities	244,035	235,748
Income taxes payable	20,781	26,386

Total Current Liabilities	357,327	338,975

Long-term Debt	229,000	200,000

Other Long-term Liabilities	116,039	77,155

Commitments and Contingencies

Shareholders’ Equity:
Common Stock, par value $0.25 per share; 90,000,000 shares authorized; 55,417,044 and 55,075,238 shares issued	13,854	13,769
Additional paid-in capital	224,245	210,388
Treasury stock; 941,600 and 0 shares, at cost	(52,419)	—
Retained earnings	850,690	651,304
Accumulated other comprehensive income	(68,716)	39,849

Total shareholders’ equity	967,654	915,310

Total Liabilities and Shareholders’ Equity	$1,670,020	$1,531,440

The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(in thousands, except per share data)	2008	2007	2006

Revenue	$1,977,421	$1,743,080	$1,280,198

Cost of services and products	1,512,621	1,329,795	984,077

Gross Margin	464,800	413,285	296,121

Selling, general and administrative expense	147,242	123,662	101,785

Income from Operations	317,558	289,623	194,336

Interest income	907	1,198	730

Interest expense, net of amounts capitalized	(13,485)	(15,333)	(12,920)

Equity earnings of unconsolidated affiliates	1,919	4,030	12,051

Other income (expense), net	321	(2,020)	(3,302)

Income before Income Taxes	307,220	277,498	190,895

Provision for income taxes	107,834	97,124	66,401

Net Income	$199,386	$180,374	$124,494

Basic Earnings per Share	$3.63	$3.29	$2.31
Diluted Earnings per Share	$3.58	$3.24	$2.26

Weighted average number of common shares	54,949	54,786	53,990
Incremental shares from stock equivalents	773	969	1,001

Weighted average number of common shares and equivalents	55,722	55,755	54,991

The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2008	2007	2006

Cash Flows from Operating Activities:

Net income	$199,386	$180,374	$124,494

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including impairment charge	115,029	93,776	80,456
Deferred income tax provision (benefit)	45,876	10,265	(4,260)
Gain on asset sales	(5,460)	(4,198)	—
Noncash compensation	7,956	5,337	4,000
Distributions from unconsolidated affiliates greater than (less than) earnings	725	(33)	(2,898)
Increase (decrease) in cash from:
Accounts receivable, net	(71,903)	(55,357)	(45,758)
Inventory and other current assets	(15,968)	(95,726)	(74,207)
Other assets	4,527	1,462	(4,415)
Currency translation effect on working capital	(44,224)	14,918	7,292
Accounts payable	14,602	6,064	6,471
Accrued liabilities	10,265	55,676	37,904
Income taxes payable	(7,618)	(2,470)	12,663
Other long-term liabilities	(5,279)	(1,213)	9,502

Total adjustments to net income	48,528	28,501	26,750

Net Cash Provided by Operating Activities	247,914	208,875	151,244

Cash Flows from Investing Activities:
Business acquisitions, net of cash acquired	(42,976)	(25,099)	(1,491)
Purchases of property and equipment	(209,301)	(208,696)	(192,351)
Dispositions of property and equipment	5,886	6,941	6,826

Net Cash Used in Investing Activities	(246,391)	(226,854)	(187,016)

Cash Flows from Financing Activities:
Net (payments) proceeds from revolving credit facility	(36,000)	25,561	40,000
Payments of 6.72% Senior Notes	(20,000)	(20,000)	(20,000)
Proceeds from Term Loan	85,000	—	—
Proceeds from issuance of common stock	1,726	5,277	8,320
Excess tax benefits from stock-based compensation	6,770	8,023	7,372
Purchases of treasury stock	(54,929)	—	—

Net Cash Provided by (Used in) Financing Activities	(17,433)	18,861	35,692

Net Increase (Decrease) in Cash and Cash Equivalents	(15,910)	882	(80)

Cash and Cash Equivalents – Beginning of Period	27,110	26,228	26,308

Cash and Cash Equivalents – End of Period	$11,200	$27,110	$26,228

The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

							Accumulated Other
							Comprehensive Income (Loss)
	Common Stock		Additional	Unearned			Fair Value	Currency
	Issued		Paid-in	Compen-	Treasury	Retained	of Hedging	Translation
(in thousands)	Shares	Amounts	Capital	sation	Stock	Earnings	Instruments	Adjustments	Pension	Total

Balance, December 31, 2005	53,558	$13,390	$172,656	$(219)	$—	$348,031	$518	$4,291	$(2,549)	$536,118
Comprehensive Income:
Net Income	—	—	—	—	—	124,494	—	—	—	124,494
Change in fair value of interest rate hedge, net of tax	—	—	—	—	—	—	(165)	—	—	(165)
Pension-related adjustments, net of tax	—	—	—	—	—	—	—	—	843	843
Translation adjustments	—	—	—	—	—	—	—	17,282	—	17,282

Total Comprehensive Income	—	—	—	—	—	124,494	(165)	17,282	843	142,454

Adjustment to initially apply SFAS No. 158, net of tax	—	—	—	—	—	—	—	—	(1,501)	(1,501)
Restricted stock expense	228	57	2,604	1,060	—	—	—	—	—	3,721
Restricted stock forfeitures	—	—	73	—	(73)	—	—	—	—	—
Restricted stock grant	32	8	856	(917)	—	—	—	—	—	(53)
Stock options exercised	622	155	8,092	—	73	—	—	—	—	8,320
Stock options expense	—	—	333	—	—	—	—	—	—	333
Tax benefits from stock plans	—	—	7,372	—	—	—	—	—	—	7,372

Balance, December 31, 2006	54,440	13,610	191,986	(76)	—	472,525	353	21,573	(3,207)	696,764
Adjustment to initially apply FIN No. 48, net of tax	—	—	—	—	—	(1,595)	—	—	—	(1,595)

Adjusted balance, January 1, 2007	54,440	13,610	191,986	(76)	—	470,930	353	21,573	(3,207)	695,169

Comprehensive Income:
Net Income	—	—	—	—	—	180,374	—	—	—	180,374
Change in fair value of interest rate hedge, net of tax	—	—	—	—	—	—	(277)	—	—	(277)
Pension-related adjustments, net of tax	—	—	—	—	—	—	—	—	396	396
Translation adjustments	—	—	—	—	—	—	—	21,011	—	21,011

Total Comprehensive Income	—	—	—	—	—	180,374	(277)	21,011	396	201,504

Restricted stock expense	228	57	3,995	1,281	—	—	—	—	—	5,333
Restricted stock grant	32	8	1,306	(1,314)	—	—	—	—	—	—
Stock options exercised	375	94	5,183	—	—	—	—	—	—	5,277
Stock options expense	—	—	4	—	—	—	—	—	—	4
Tax benefits from stock plans	—	—	8,023	—	—	—	—	—	—	8,023

Balance, December 31, 2007	55,075	13,769	210,497	(109)	—	651,304	76	42,584	(2,811)	915,310

Comprehensive Income:
Net Income	—	—	—	—	—	199,386	—	—	—	199,386
Change in fair value of interest rate hedge and other, net of tax	—	—	—	—	—	—	(3,133)	—	—	(3,133)
Pension-related adjustments, net of tax	—	—	—	—	—	—	—	—	641	641
Translation adjustments	—	—	—	—	—	—	—	(106,073)	—	(106,073)

Total Comprehensive Income	—	—	—	—	—	199,386	(3,133)	(106,073)	641	90,821

Restricted stock expense	224	56	5,965	1,935	—	—	—	—	—	7,956
Restricted stock grant	32	8	1,984	(1,992)	—	—	—	—	—	—
Stock options exercised	86	21	(805)	—	2,510	—	—	—	—	1,726
Tax benefits from stock plans	—	—	6,770	—	—	—	—	—	—	6,770
Treasury stock purchases, 986,400 shares	—	—	—	—	(54,929)	—	—	—	—	(54,929)

Balance, December 31, 2008	55,417	$13,854	$224,411	$(166)	$(52,419)	$850,690	$(3,057)	$(63,489)	$(2,170)	$967,654

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
Accounts Receivable – Allowances for Doubtful Accounts
The following table sets forth the activity of our allowances for doubtful accounts receivable:

		Additions
	Balance at	Charged to	Charged to		Balance at
	beginning	Costs and	Other		end of
(in thousands)	of Period	Expenses	Accounts	Deductions	Period

For the year ended December 31, 2006	$112	$—	$2	$—	$114

For the year ended December 31, 2007	$114	$964	$49	$103	$1,024

For the year ended December 31, 2008	$1,024	$455	$121	$108	$1,492

We determine the need for allowances for doubtful accounts using the specific identification method. We do not generally require collateral from our customers.
Inventory and Other Current Assets
Inventory and other current assets consisted of the following:

	December 31,
(in thousands)	2008	2007

Inventory for remotely operated vehicles	$104,892	$84,467
Other inventory, primarily raw materials	130,690	140,943
Deferred income taxes	14,627	13,576
Prepaids and other	39,577	33,861

Total	$289,786	$272,847

Inventory is valued at lower of cost or market. We determine cost using the weighted-average method.
Property and Equipment
We provide for depreciation of property and equipment on the straight-line method over estimated useful lives of three to 20 years for marine services equipment (such as ROVs, vessels and diving equipment), up to 12 years for mobile offshore production equipment and three to 25 years for buildings, improvements and other equipment.
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
We capitalize interest on assets where the construction period is anticipated to be more than three months. We capitalized $1.0 million and $0.1 million of interest in 2007 and 2006, respectively. We capitalized less than $0.1 million of interest in 2008. We do not allocate general administrative costs to capital projects. Upon the disposition of property and equipment, the related cost and accumulated depreciation accounts are relieved and any resulting gain or loss is included as an adjustment to cost of services and products.
Our management periodically, and upon the occurrence of a triggering event, reviews the realizability of long-lived assets, excluding goodwill and indefinite-lived intangibles, which are held and used by us, to determine whether any events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. For long-lived assets to be held and used, we base our evaluation on impairment indicators such as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements and other external market conditions or factors that may be present. If such impairment indicators are present or other factors exist that indicate that the carrying amount of the asset may not be recoverable, we determine whether an impairment has occurred through the use of an undiscounted cash flows analysis of the asset at the lowest level for which identifiable cash flows exist. If an impairment has occurred, we recognize a loss for the difference between the carrying amount and the fair value of the asset. For assets held for sale or disposal, the fair value of the asset is measured using quoted market prices less cost to sell. Assets are classified as held-for-sale when we have a plan for disposal of certain assets and those assets meet the held for sale criteria. In 2008, we recorded an impairment charge of $5.7 million to reduce our investment in the Ocean Pensador, an oil tanker we are holding for possible conversion, to its fair value, based on steel commodity prices. This impairment charge was recorded in our cost of services and products in our Mobile Offshore Production Systems segment.
Business Acquisitions
In March 2008, we purchased GTO Subsea AS (“GTO”), a Norwegian rental provider of specialized subsea dredging equipment, including ROV-deployed units, to the offshore oil and gas industry for $40 million. We accounted for this acquisition using the purchase method of accounting, with the purchase price being allocated to the net assets acquired based on their fair market values at the date of acquisition. Our goodwill, all nondeductible, associated with the acquisition was $23.2 million, and other intangible assets were $8.1 million. The results of operations of GTO are included in our consolidated statements of income from the date of acquisition.
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
The above acquisitions were not material. As a result, we have not included pro forma information related to the acquisitions in this report.
Goodwill and Intangible Assets
In accordance with the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, we tested the goodwill attributable to each of our reporting units for impairment as of December 31, 2008, 2007 and 2006 and concluded that there was no impairment. Our reporting units are the operating units one level below our business segments, except for Inspection, which is tested as a single reporting unit. We estimated fair value using discounted cash flow methodologies and market comparable information.
Within our balance sheet caption Other Assets: Other, at December 31, 2008 and 2007, we have $21.4 million and $15.7 million, respectively, of intangible assets, primarily acquired in connection with business combinations. These intangible assets include trade names, intellectual property and customer relationships, and are being amortized over a weighted average remaining life of approximately 11 years.

Revenue Recognition
We recognize our revenue according to the type of contract involved. On a daily basis, we recognize revenue under contracts that provide for specific time, material and equipment charges, which we bill periodically, ranging from weekly to monthly.
We account for significant fixed-price contracts, which we enter into mainly in our Subsea Products segment, and occasionally in our Subsea Projects and Advanced Technologies segments, using the percentage-of-completion method. In 2008, we accounted for 16% of our revenue using the percentage-of-completion method. In determining whether a contract should be accounted for using the percentage-of-completion method, we consider whether:
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
Under the percentage-of-completion method, we recognize estimated contract revenue based on costs incurred to date as a percentage of total estimated costs. Changes in the expected cost of materials and labor, productivity, scheduling and other factors affect the total estimated costs. Additionally, external factors, including weather or other factors outside of our control, also affect the progress and estimated cost of a project’s completion and, therefore, the timing of income and revenue recognition. We routinely review estimates related to our contracts and reflect revisions to profitability in earnings immediately. If a current estimate of total contract cost indicates an ultimate loss on a contract, we recognize the projected loss in full when we determine it. Although we are continually striving to improve our ability to estimate our contract costs and profitability, adjustments to overall contract costs could be significant in future periods.
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
Revenue in Excess of Amounts Billed on uncompleted fixed-price contracts accounted for using the percentage-of-completion method is summarized as follows:

	December 31,
(in thousands)	2008	2007

Revenue recognized	$173,625	$193,473
Less: Billings to customers	(136,113)	(171,070)

Revenue in excess of amounts billed	$37,512	$22,403

Billings in Excess of Revenue Recognized on uncompleted fixed-price contracts accounted for using the percentage-of-completion method are summarized as follows:

	December 31,
(in thousands)	2008	2007

Amounts billed to customers	$18,263	$56,434
Less: Revenue recognized	(11,578)	(46,022)

Billings in excess of revenue recognized	$6,685	$10,412

Stock-Based Compensation
We account for share-based compensation in accordance with SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”). SFAS No. 123R requires all share-based payments to directors, officers and employees, including grants of stock options, to be recognized over their vesting periods in the income statement based on their estimated fair values. SFAS No. 123R applies to all awards granted after December 31, 2005 and to awards modified, repurchased or canceled after that date, as well as the unvested portion of awards granted prior to December 31, 2005. Existing option grants caused us to recognize an additional amount of less than $0.01 per diluted share of share-based compensation expense for 2006, under the modified prospective transition alternative that we elected.
In light of the accounting expense recognition requirements established by SFAS No. 123R, the Compensation Committee of our Board of Directors has expressed its intention to refrain from using stock options as a component of compensation for our executive officers and other employees for the foreseeable future. Additionally, our Board of Directors has expressed its intention to refrain from using stock options as a component of nonemployee director compensation for the foreseeable future. No stock options have been granted since 2005. For more information on our employee benefit plans, see Note 8.
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
Foreign Currency Translation
The functional currency for several of our foreign subsidiaries is the applicable local currency. Results of operations for foreign subsidiaries with functional currencies other than the U.S. dollar are translated into U.S. dollars using average exchange rates during the period. Assets and liabilities of these foreign subsidiaries are translated into U.S. dollars using the exchange rates in effect at the balance sheet date, and the resulting translation adjustments are accumulated as a component of shareholders’ equity. All foreign currency transaction gains and losses are recognized currently in the Consolidated Statements of Income. We recorded $0.7 million, ($0.3 million) and ($2.5 million) of foreign currency gains (losses) in 2008, 2007 and 2006, respectively, and those amounts are included as a component of Other income (expense), net.
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
Pension and Postretirement Benefits
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
New Accounting Standards
The following is a summary of recent accounting pronouncements that are applicable to us.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, except as otherwise specified therein. The effective date for the application of SFAS No. 157 to certain items was deferred to January 1, 2009 by FASB Staff Position (“FSP”) No. 157-2, and this statement will be effective for us at that time. We have adopted SFAS No. 157 as required for the items where applicability was not deferred. In October 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. This FASB Staff Position became effective immediately and is intended to clarify the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that asset is not active.
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
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand the effects of these activities on an entity’s financial position, financial performance and cash flows. It will be effective for our first quarter 2009 financial statements, with early application encouraged.
In June 2008, the FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“EITF 03-6-1”). EITF 03-6-1 states that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method described in paragraphs 60 and 61 of SFAS No. 128, Earnings per Share. EITF 03-6-1 requires prospective application for us effective January 1, 2009, and earlier adoption is not allowed; however, prior period earnings per share data will be adjusted retrospectively to conform to EITF 03-6-1.
2. INVESTMENTS IN UNCONSOLIDATED AFFILIATES
Our investments in unconsolidated affiliates consisted of the following:

	December 31,
(in thousands)	2008	2007	2006

Medusa Spar LLC	$62,583	$63,183	$63,149
Other	1,347	1,472	1,347

	$63,930	$64,655	$64,496

In December 2003, we purchased a 50% equity interest in Medusa Spar LLC for $43.7 million. Medusa Spar LLC owns a 75% interest in a production spar platform. Medusa Spar LLC’s revenue is derived from processing oil and gas production for a fee based on the volumes processed (throughput). Medusa Spar LLC financed its acquisition of its 75% interest in the production spar platform using approximately 50% debt and 50% equity from its equity holders. The debt was repaid in 2008. We believe our maximum exposure to loss from our investment in Medusa Spar LLC is our $63 million investment. Medusa Spar LLC is a variable interest entity. We are not the primary beneficiary under FIN 46(R), since we own 50%, do not manage the operations of the asset it owns and another owner guaranteed the revenue stream necessary for it to repay its debt. As we are not the primary beneficiary, we are accounting for our investment in Medusa Spar LLC under the equity method of accounting. Summarized 100% financial information relative to Medusa Spar LLC and a reconciliation of the underlying equity in net assets to our carrying value follows.

	December 31,
(in thousands)	2008	2007	2006

Medusa Spar LLC
Condensed Balance Sheets
ASSETS
Cash and cash equivalents	$3,520	$18,181	$18,932
Other current assets	2,456	879	1,487
Property and Equipment, net	119,506	128,983	138,461
Other Non-Current Assets	—	378	979

Total Assets	$125,482	$148,421	$159,859

LIABILITIES AND MEMBERS’ EQUITY
Current Maturities of Long-Term Debt	$—	$8,810	$11,499
Other Current Liabilities	17	16	24

Total Current Liabilities	17	8,826	11,523
Long-Term Debt, net of current maturities	—	12,928	21,738
Other Comprehensive Income	—	233	1,097
Members’ Equity	125,465	126,434	125,501

Total Liabilities and Members’ Equity	$125,482	$148,421	$159,859

Condensed Statements of Operations
Revenue	$14,455	$18,839	$34,216
Depreciation	(9,478)	(9,478)	(9,477)
General and Administrative	(118)	(112)	(109)
Interest	(832)	(1,451)	(1,935)

Net Income	$4,027	$7,798	$22,695

Reconciliation of the Carrying Value of the Investment to Underlying Equity in Net Assets:

Underlying Equity in Net Assets - 50%	$62,733	$63,217	$62,751
Basis Differences	(150)	(34)	398

Carrying Value of Investment in Medusa Spar LLC in the Consolidated Financial Statements	$62,583	$63,183	$63,149

Our 50% share of the cumulative undistributed earnings of Medusa Spar LLC was $20.9 million and $21.4 million at December 31, 2008 and 2007, respectively.
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
We account for any applicable interest and penalties on uncertain tax positions as a component of our provision for income taxes on our financial statements. We charged $0.4 million to income tax expense in 2008 for penalties and interest taken on our financial statements on uncertain tax positions, which brought our total liabilities for penalties and interest on uncertain tax positions to $3.2 million on our balance sheet at December 31, 2008. Including associated foreign tax credits and penalties and interest, we have accrued a total of $5.7 million in the caption “other long-term liabilities” on our balance sheet for unrecognized tax benefits. All additions or reductions to those liabilities affect our effective income tax rate in the periods of change.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits, not including associated foreign tax credits and penalties and interest, is as follows:

	Year Ended December 31,
(in thousands)	2008	2007

Beginning of year	$7,450	$7,001
Additions based on tax positions related to the current year	1,354	1,392
Reductions for expiration of statutes of limitations	(402)	(587)
Settlements	—	(356)

Balance at end of year	$8,402	$7,450

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

	Year Ended December 31,
(in thousands)	2008	2007	2006

U.S. federal and state	$56,096	$54,040	$37,384
Foreign	51,738	43,084	29,017

Total provision	$107,834	$97,124	$66,401

Current	$61,958	$86,859	$70,661
Deferred	45,876	10,265	(4,260)

Total provision	$107,834	$97,124	$66,401

Cash taxes paid	$66,594	$82,171	$49,876

As of December 31, 2008 and 2007, our worldwide deferred tax assets, liabilities and net deferred tax liabilities were as follows:

	December 31,
(in thousands)	2008	2007

Deferred tax assets:
Deferred compensation	$21,014	$26,297
Foreign tax credit carryforwards	4,747	3,236
Accrued expenses	6,578	7,009
Deferred income	5,581	3,557
Net operating loss carryforwards	866	1,483
Other	6,894	12,067

Gross deferred tax assets	45,680	53,649
Valuation allowance	—	—

Total deferred tax assets	$45,680	$53,649

Deferred tax liabilities:
Property and equipment	$54,506	$37,664
Basis difference in equity investments	16,058	15,059
Unremitted foreign earnings	10,497	7,509
Other	22,196	6,398

Total deferred tax liabilities	$103,257	$66,630

Net deferred income tax liability	$57,577	$12,981

Our net deferred tax liability is reflected on our balance sheet as follows:

	December 31,
(in thousands)	2008	2007

Deferred tax liabilities	$72,204	$26,557
Current deferred assets	(14,627)	(13,576)

Net deferred income tax liability	$57,577	$12,981

We have $17 million of earnings of our Swiss subsidiary, Oceaneering International AG, that we consider indefinitely reinvested outside the U.S. and that we do not expect to repatriate. None of our foreign tax credits are scheduled to expire before December 31, 2018.
We currently have no valuation allowances for deferred tax assets. We conduct business through several foreign subsidiaries and, although we expect our consolidated operations to be profitable, there is no assurance that profits will be earned in entities or jurisdictions that have NOLs available. Income taxes, computed by applying the federal statutory income tax rate of 35% to income before income taxes, are reconciled to the actual provisions for income taxes as follows:

	Year Ended December 31,
(in thousands)	2008	2007	2006

Computed U.S. statutory expense	$107,527	$97,124	$66,862
State and local taxes and other, net	307	—	(461)

Total provision for income taxes	$107,834	$97,124	$66,401

Included in the line for state and local taxes and other, net, for 2008, 2007 and 2006 are credits of $0.6 million, $1.1 million and $1.3 million, respectively, from resolution of tax contingencies related to certain tax liabilities we recorded in prior years.
The following lists the earliest tax years open to examination by tax authorities where we have significant operations:

Jurisdiction	Periods
United States	2005
United Kingdom	2006
Norway	2000
Angola	2003
Nigeria	2002
Brazil	2003
Australia	2005
Canada	2005
4. DEBT
Long-term Debt consisted of the following:

	December 31,
(in thousands)	2008	2007

6.72% Senior Notes	$40,000	$60,000
Term Loan	85,000	—
Revolving credit facility	104,000	140,000

Long-term Debt	$229,000	$200,000

We have $40 million aggregate principal amount of 6.72% Senior Notes outstanding and scheduled to be paid in two remaining equal annual installments each September through 2010.
In September 2008, we signed a one-year, unsecured term loan agreement providing for borrowings of up to $85 million. In October 2008, we borrowed the $85 million and used the proceeds to repay borrowings under our revolving credit facility. Under the Term Loan, we have the option to borrow at the London Interbank Offered Rate (“LIBOR”) plus a margin of 1.75% or at the agent bank’s prime rate plus 0.75%.

As of December 31, 2008, we had a $300 million revolving credit facility under an agreement (the “Credit Agreement”) that currently extends to January 2012. We have to pay a commitment fee ranging from 0.125% to 0.175% on the unused portion of the facility, depending on our debt-to-capitalization ratio. Under the Credit Agreement, we have the option to borrow at LIBOR plus a margin ranging from 0.50% to 1.25%, depending on our debt-to-capitalization ratio, or at the agent bank’s prime rate. At December 31, 2008, we had $104 million of borrowings outstanding under the Credit Agreement and $196 million available for borrowing. The weighted average interest rates on all our outstanding borrowings were 4.3% and 6.2% at December 31, 2008 and 2007, respectively.
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
We have interest rate hedges in place on $100 million of floating rate debt under our revolving credit facility for the period August 2008 to August 2011. The hedges fix three-month LIBOR at 3.07% until August 2009 and at 3.31% for the period August 2009 to August 2011. We estimated the fair value of the interest rate hedges to be a liability of $4.2 million at December 31, 2008. This liability valuation was arrived at using a discounted cash flow model, which we believe uses Level 2 inputs, and is reflected on our balance sheet as $1.5 million in current accrued liabilities and $2.7 million in other long-term liabilities.
Scheduled maturities of Long-term Debt outstanding as of December 31, 2008 were as follows:

	6.72%		Revolving
(in thousands)	Notes	Term Loan	Credit	Total

2009	$20,000	$85,000	$—	$105,000
2010	20,000	—	—	20,000
2011	—	—	—	—
2012	—	—	104,000	104,000

Total	$40,000	$85,000	$104,000	$229,000

Maturities in 2009 are not classified as current as of December 31, 2008, since we are able and have the intent to extend the stated maturities by borrowing amounts equal to the 2009 maturities under the revolving credit facility, with a maturity date after one year.
We made cash interest payments, net of amounts capitalized, of $13.6 million, $15.2 million and $13.2 million in 2008, 2007 and 2006, respectively.
5. COMMITMENTS AND CONTINGENCIES
Lease Commitments
At December 31, 2008, we occupied several facilities under noncancellable operating leases expiring at various dates through 2025. Future minimum rentals under all of our operating leases, including vessel rentals, are as follows:

(in thousands)

2009	$41,250
2010	28,351
2011	25,714
2012	24,088
2013	14,633
Thereafter	36,016

Total Lease Commitments	$170,052

The above table includes $71 million related to the five-year time charter of a vessel and crew, which began in the third quarter of 2008. Rental expense, which includes hire of vessels, specialized equipment and real estate rental, was approximately $79 million, $82 million and $34 million for 2008, 2007 and 2006, respectively.
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
Letters of Credit
We had $23 million and $21 million in letters of credit outstanding as of December 31, 2008 and 2007, respectively, as guarantees in force for self-insurance requirements and various performance and bid bonds, which are usually for the duration of the applicable contract.
Financial Instruments and Risk Concentration
In the normal course of business, we manage risks associated with foreign exchange rates and interest rates through a variety of strategies, including the use of hedging transactions. As a matter of policy, we do not use derivative instruments unless there is an underlying exposure.
At December 31, 2008, we had interest rate swaps in place related to $100 million of debt under our revolving credit agreement. The fair value of the interest rate swap is deferred in accumulated other comprehensive income and is subsequently reclassified into earnings in the periods in which the hedged interest payments on the variable rate debt affect earnings.
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
We estimated the fair value of our $40 million of 6.72% Senior Notes to be approximately equal to their face value as of December 31, 2008. We arrived at this estimate by computing the present value of the future principal and interest payments using a yield-to-maturity interest rate for securities of similar quality and term.
6. OPERATIONS BY BUSINESS SEGMENT AND GEOGRAPHIC AREA
Business Segment Information
We are a global oilfield provider of engineered services and products primarily to the offshore oil and gas industry, with a focus on deepwater applications. Through the use of our applied technology expertise, we also serve the defense and aerospace industries. Our Oil and Gas business consists of Remotely Operated Vehicles (“ROVs”), Subsea Products, Subsea Projects, Mobile Offshore Production Systems and Inspection. Our ROV segment provides submersible vehicles operated from the surface to support offshore oil and gas exploration, production and construction activities. Our Subsea Products segment supplies a variety of built-to-order specialty subsea hardware. Our Subsea Projects segment provides multiservice vessels, oilfield diving and support vessel operations, which are used primarily in inspection, repair and maintenance and installation activities. Our Inspection segment provides customers with a wide range of third-party inspection services to satisfy contractual structural specifications, internal safety standards and regulatory requirements. Our Mobile Offshore Production Systems segment provides offshore production facilities through two mobile offshore production systems that we own and a 50%-owned entity, which owns 75% of another system. Our Advanced Technologies business provides project management, engineering services and equipment for applications in non-oilfield markets. Unallocated Expenses are those not associated with a specific business segment. These consist of expenses related to our incentive and deferred compensation plans, including restricted stock and bonuses, as well as other general expenses, including corporate administrative expenses.
The table that follows presents Revenue, Income from Operations, Depreciation and Amortization Expense and Equity Earnings of Unconsolidated Affiliates by business segment:

	Year Ended December 31,
(in thousands)	2008	2007	2006

Revenue
Oil and Gas
Remotely Operated Vehicles	$625,921	$531,381	$410,256
Subsea Products	649,857	521,937	364,510
Subsea Projects	256,517	257,752	155,046
Inspection	249,109	219,686	169,014
Mobile Offshore Production Systems	39,274	50,103	52,931

Total Oil and Gas	1,820,678	1,580,859	1,151,757
Advanced Technologies	156,743	162,221	128,441

Total	$1,977,421	$1,743,080	$1,280,198

Income from Operations
Oil and Gas
Remotely Operated Vehicles	$190,343	$144,242	$111,022
Subsea Products	96,046	92,804	53,645
Subsea Projects	72,816	92,841	59,585
Inspection	31,017	22,749	14,946
Mobile Offshore Production Systems	6,730	11,048	16,001

Total Oil and Gas	396,952	363,684	255,199
Advanced Technologies	9,773	14,458	11,585
Unallocated Expenses	(89,167)	(88,519)	(72,448)

Total	$317,558	$289,623	$194,336

Depreciation and Amortization Expense
Oil and Gas
Remotely Operated Vehicles	$55,948	$46,305	$40,357
Subsea Products	22,016	17,201	12,307
Subsea Projects	11,129	9,111	6,642
Inspection	3,691	3,137	2,449
Mobile Offshore Production Systems	16,690	13,510	13,168

Total Oil and Gas	109,474	89,264	74,923
Advanced Technologies	1,425	1,438	2,167
Unallocated Expenses	4,130	3,074	3,366

Total	$115,029	$93,776	$80,456

Equity Earnings of Unconsolidated Affiliates

Mobile Offshore Production Systems	$1,894	$3,779	$11,213
Advanced Technologies	25	251	838

Total	$1,919	$4,030	$12,051

We determine income from operations for each business segment before interest income or expense, other income (expense), minority interests and provision for income taxes. We do not consider an allocation of these items to be practical.
Depreciation and amortization expense for Mobile Offshore Production Systems in 2008 includes an impairment charge of $5.7 million to reduce our investment in the Ocean Pensador to fair value.
During 2007, revenue from one customer, BP plc and subsidiaries, in our oil and gas business segments accounted for 14% of our total consolidated revenue. No individual customer accounted for more than 10% of our consolidated revenue during 2008 or 2006.
The following table presents Assets, Property and Equipment and Goodwill by business segment as of the dates indicated:

	December 31,
(in thousands)	2008	2007

Assets
Oil and Gas
Remotely Operated Vehicles	$636,913	$550,040
Subsea Products	578,617	518,790
Subsea Projects	164,749	140,870
Inspection	64,218	69,996
Mobile Offshore Production Systems	111,406	128,969

Total Oil and Gas	1,555,903	1,408,665
Advanced Technologies	43,259	42,185
Corporate and Other	70,858	80,590

Total	$1,670,020	$1,531,440

Property and Equipment, net
Oil and Gas
Remotely Operated Vehicles	$364,043	$306,260
Subsea Products	161,498	151,064
Subsea Projects	97,873	95,476
Inspection	10,628	9,526
Mobile Offshore Production Systems	43,265	58,273

Total Oil and Gas	677,307	620,599
Advanced Technologies	6,170	4,761
Corporate and Other	13,953	12,747

Total	$697,430	$638,107

Goodwill
Oil and Gas
Remotely Operated Vehicles	$25,614	$27,734
Subsea Products	68,997	56,783
Inspection	13,641	16,980

Total Oil and Gas	108,252	101,497
Advanced Technologies	10,454	10,454

Total	$118,706	$111,951

All assets specifically identified with a particular business segment have been segregated. Cash and cash equivalents, certain other current assets, certain investments and other assets have not been allocated to particular business segments and are included in Corporate and Other.

The following table presents Capital Expenditures by business segment for the periods indicated:

	Year Ended December 31,
(in thousands)	2008	2007	2006

Capital Expenditures
Oil and Gas
Remotely Operated Vehicles	$146,363	$121,643	$112,838
Subsea Products	78,424	65,727	38,000
Subsea Projects	12,730	27,901	23,620
Inspection	6,558	14,801	3,353
Mobile Offshore Production Systems	208	650	13,614

Total Oil and Gas	244,283	230,722	191,425
Advanced Technologies	2,806	621	1,137
Corporate and Other	5,188	2,452	1,280

Total	$252,277	$233,795	$193,842

Capital expenditures in the table above include the costs of business acquisitions.
Geographic Operating Areas
The following table summarizes certain financial data by geographic area:

	Year Ended December 31,
(in thousands)	2008	2007	2006

Revenue
Foreign:
West Africa	$284,523	$225,879	$151,580
United Kingdom	251,660	242,680	156,328
Norway	231,632	176,467	105,373
Brazil	116,919	78,662	46,925
Asia	108,090	90,223	55,481
Other	69,755	66,749	84,150

Total Foreign	1,062,579	880,660	599,837
United States	914,842	862,420	680,361

Total	$1,977,421	$1,743,080	$1,280,198

Long-Lived Assets
Foreign:
Europe	$199,703	$180,911	$120,321
West Africa	88,895	81,647	69,230
Australia	32,620	40,091	47,589
Brazil	32,745	25,447	22,133
Asia	45,462	37,380	14,319
Other	17,197	7,551	8,844

Total Foreign	416,622	373,027	282,436
United States	486,264	462,109	408,979

Total	$902,886	$835,136	$691,415

Revenue is based on location where services are performed and products are manufactured.

Additional Income Statement Detail
The following schedule shows our revenue, costs and gross margins by services and products:

	Year Ended December 31,
(in thousands)	2008	2007	2006

Revenue:
Services	$1,311,149	$1,193,797	$893,335
Products	666,272	549,283	386,863

Total revenue	1,977,421	1,743,080	1,280,198

Cost of Services and Products:
Services	935,752	860,582	634,243
Products	513,643	405,115	304,028
Unallocated expenses	63,226	64,098	45,806

Total cost of services and products	1,512,621	1,329,795	984,077

Gross margin:
Services	375,397	333,215	259,092
Products	152,629	144,168	82,835
Unallocated expenses	(63,226)	(64,098)	(45,806)

Total gross margin	$464,800	$413,285	$296,121

7. ACCRUED LIABILITIES AND OTHER LONG-TERM LIABILITIES
Accrued liabilities and other long-term liabilities consisted of the following:

	December 31,
(in thousands)	2008	2007

Accrued Liabilities:
Payroll and related costs	$143,613	$135,807
Accrued job costs	62,112	48,814
Deferred revenue, including billings in excess of revenue recognized	17,559	28,770
Self-insurance reserves for claims expected to be paid within one year	2,670	1,775
Other	18,081	20,582

Total Accrued Liabilities	$244,035	$235,748

Other Long-Term Liabilities:
Deferred income taxes	$72,204	$26,557
Supplemental Executive Retirement Plan	16,921	22,444
Accrued post-employment benefit obligations	11,178	13,396
Self-insurance reserves not expected to be paid within one year	5,085	7,019
Other	10,651	7,739

Total Other Long-Term Liabilities	$116,039	$77,155

8. EMPLOYEE BENEFIT PLANS AND SHAREHOLDER RIGHTS PLAN
Retirement Investment Plans
We have several employee retirement investment plans that, taken together, cover most of our full time employees. The Oceaneering Retirement Investment Plan is a 401(k) plan in which U.S. employees may participate by deferring a portion of their gross monthly salary and directing us to contribute the deferred amount to the plan. We match a portion of the employees’ deferred compensation. Our contributions to the 401(k) plan were $12.9 million, $9.6 million and $7.6 million for the plan years ended December 31, 2008, 2007 and 2006, respectively.

We also make matching contributions to other foreign employee savings plans similar in nature to a 401(k) plan. In 2008, 2007 and 2006, these contributions, principally related to plans associated with U.K. and Norwegian subsidiaries, were $5.1 million, $3.8 million and $3.5 million, respectively.
The Oceaneering International, Inc. Supplemental Executive Retirement Plan covers selected key management employees and executives, as approved by the Compensation Committee of our Board of Directors (the “Compensation Committee”). Under this plan, we accrue an amount determined as a percentage of the participant’s gross monthly salary and the amounts accrued are treated as if they are invested in one or more investment vehicles pursuant to this plan. Expenses related to this plan during 2008, 2007 and 2006 were $2.6 million, $2.9 million and $3.2 million, respectively.
We have defined benefit plans covering some of our employees in the U.K. and Norway. There are no further benefits accruing under the U.K. plan, and the Norway plan is closed to new participants. In accordance with SFAS No. 158, in 2006 we recognized the funded status of the Norwegian plan by recording an adjustment to accumulated other comprehensive income (loss) of ($1.5 million), net of tax of $0.8 million. The projected benefit obligations for both plans were $17 million and $24 million, at December 31, 2008 and 2007, respectively, and the fair values of the plan assets for both plans were $12 million and $16 million at December 31, 2008 and 2007, respectively.
Incentive and Stock Option Plans
Under our 2005 Incentive Plan (the “Incentive Plan”), a total of 2,400,000 shares of our common stock was made available for awards to employees and nonemployee members of our Board of Directors.
The Incentive Plan is administered by the Compensation Committee; however, the full Board of Directors makes determinations regarding awards to nonemployee directors under the Incentive Plan. The Compensation Committee or our Board of Directors, as applicable, determines the type or types of award(s) to be made to each participant and sets forth in the related award agreement the terms, conditions and limitations applicable to each award. Stock options, stock appreciation rights and stock and cash awards may be made under the Incentive Plan. Options outstanding under the Incentive Plan and prior plans vest over a six-month or a three-year period and are exercisable over a period of five or seven years after the date of grant. Under the Incentive Plan, a stock option must have a term not exceeding seven years from the date of grant and must have an exercise price of not less than the fair market value of a share of our common stock on the date of grant. The Compensation Committee may not: (1) grant, in exchange for a stock option, a new stock option having a lower exercise price; or (2) reduce the exercise price of a stock option. In light of the expense recognition requirements established by SFAS 123R, which we adopted effective as of January 1, 2006, the Compensation Committee has expressed its intention to refrain from using stock options as a component of employee compensation for our executive officers and other employees for the foreseeable future. Additionally, the Board of Directors has expressed its intention to refrain from using stock options as a component of nonemployee director compensation for the foreseeable future.
In 2008, 2007 and 2006, the Compensation Committee granted awards of performance units under the Incentive Plan to certain of our key executives and employees. In 2008 and 2007, our Board of Directors granted awards of performance units under the Incentive Plan to our Chairman of the Board. The performance units awarded are scheduled to vest in full on the third anniversary of the award date, or pro rata over three years if the participant meets certain age and years of service requirements. The Compensation Committee and the Board of Directors have approved specific financial goals and measures based on our cumulative cash flow from operations, and a comparison of return on invested capital and cost of capital for each of the three-year periods ending December 31, 2010, 2009 and 2008 to be used as the basis for the final value of the performance units. The final value of each performance unit may range from $0 to $125. Upon vesting and determination of value, the value of the performance units will be payable in cash. As of December 31, 2008, there were 296,267 performance units outstanding.

The following is a summary of our stock option activity for the three years ended December 31, 2008:

		Weighted
	Shares	Average	Aggregate
	under	Exercise	Intrinsic
	Option	Price	Value
Balance at December 31, 2005	1,313,450	$13.91
Granted	—	—
Exercised	(624,300)	13.24	$14,589,000

Forfeited	(25,900)	12.20

Balance at December 31, 2006	663,250	14.61
Granted	—	—
Exercised	(374,850)	14.08	$15,125,000

Forfeited	(2,400)	11.58

Balance at December 31, 2007	286,000	15.32
Granted	—	—
Exercised	(130,100)	13.27	$7,125,000

Forfeited	(3,000)	13.51

Balance at December 31, 2008	152,900	$17.11	$1,839,000

The following table provides information about the options outstanding at December 31, 2008.

	Outstanding			Exercisable
		Weighted
	Number of	Average	Weighted	Number of	Weighted
	Shares at	Remaining	Average	Shares at	Average
	December 31,	Contractual	Exercise	December 31,	Exercise
Range of Exercise Prices	2008	Life (years)	Price	2008	Price
$14.48 — 16.06	50,900	0.3	$15.45	50,900	$15.45
$16.07 — 16.96	41,000	3.4	$16.90	41,000	$16.90
$16.97 — 18.64	61,000	1.0	$18.64	61,000	$18.64
The aggregate intrinsic value of our exercisable stock options was $1.8 million at December 31, 2008. We received $1.7 million, $5.3 million and $8.3 million from the exercise of stock options in 2008, 2007 and 2006, respectively. The excess tax benefit realized from tax deductions from stock options for 2008, 2007 and 2006 was $2.0 million, $4.6 million and $4.2 million, respectively. SFAS No. 123R requires that excess tax benefits from share-based compensation be classified as a cash outflow in cash flows from operating activities and an inflow in cash flows from financing activities in the statement of cash flows.
Restricted Stock Plan Information
During 2008, 2007 and 2006, the Compensation Committee granted restricted units of our common stock to certain of our key executives and employees. During 2008 and 2007, our Board of Directors granted restricted units of our common stock to our Chairman of the Board of Directors and restricted common stock to our other nonemployee directors. During 2006, our Board of Directors granted restricted common stock to our nonemployee directors. Over 70% of the grants made in 2008, 2007 and 2006 to our employees vest in full on the third anniversary of the award date, conditional upon continued employment. The remainder of the grants made to employees and all the grants made to our Chairman of the Board of Directors can vest pro rata over three years, provided the participant meets certain age and years-of-service requirements. For the grants to each of the participant employees and the Chairman of our Board of Directors, the participant will be issued a share of our common stock for the participant’s vested common stock units at the earlier of three years or, if the participant vested earlier after meeting the age and service requirements, at termination of employment or service. The grants to our nonemployee directors vest in full on the first anniversary of the award date conditional upon continued service as a director. Pursuant to grants of restricted common stock units to our employees made prior to 2005, at the time of each vesting, a participant receives a tax-assistance payment. Our tax-assistance payments were $8.9 million in 2008, $7.0 million in 2007 and $7.3 million in 2006. The tax benefit realized from tax deductions in excess of financial statement expense was $4.8 million, $3.4 million and $3.2 million in 2008, 2007 and 2006, respectively.

The following is a summary of our unvested restricted stock and restricted stock units for 2008, 2007 and 2006:

		Weighted
		Average	Aggregate
		Fair Value	Intrinsic
	Shares	at Grant Date	Value
Balance at December 31, 2005	1,016,700	$9.47
Granted	233,900	28.67
Issued	(304,800)	9.03	$13,131,000

Forfeited	(28,550)	10.81

Balance at December 31, 2006	917,250	14.47
Granted	245,750	41.05
Issued	(259,933)	12.02	$13,770,000

Forfeited	(17,617)	25.44

Balance at December 31, 2007	885,450	22.35
Granted	206,875	62.24
Issued	(256,600)	13.62	$17,880,000

Forfeited	(10,975)	46.83

Balance at December 31, 2008	824,750	$34.75

Each grantee of shares of restricted common stock is deemed to be the record owner of those shares during the restriction period, with the right to vote and receive any dividends on those shares. The restricted stock units granted in 2008, 2007 and 2006 carry no voting rights, but they carry a dividend right should we pay dividends on our common stock.
Effective with our adoption of SFAS No. 123R at January 1, 2006, the unvested portions of our grants of restricted stock units were valued at their estimated fair values as of their respective grant dates. For grants made prior to 2006, we used a Black-Scholes methodology to produce a Monte Carlo simulation model, which allows for the incorporation of the performance criteria that had to be met before the awards were earned by the holders. The valuations allowed for variables, such as volatility, the risk-free interest rate, dividends and performance hurdles. The assumptions used for the grants prior to 2006 were: expected volatility of 50% (based on historic analysis), risk-free interest rate of 2% and no dividends. The grants in 2008, 2007 and 2006 were subject only to vesting conditioned on continued employment; therefore, these grants were valued at the grant date fair market value using the closing price of our stock on the New York Stock Exchange.
Compensation expense under the restricted stock plans was $23.0 million, $25.0 million and $17.0 million for 2008, 2007 and 2006, respectively. As of December 31, 2008, we had $8.9 million of future expense to be recognized related to our restricted stock unit plans over a weighted average remaining life of 1.7 years.
Stockholder Rights Plan
We adopted a Stockholder Rights Plan on November 20, 1992, which was amended and restated as of November 16, 2001. Each Right initially entitles the holder to purchase from us a fractional share consisting of one two-hundredth of a share of Series B Junior Participating Preferred Stock, at a purchase price of $30 per fractional share, subject to adjustment. The Rights generally will not become exercisable until ten days after a public announcement that a person or group has acquired 15% or more of our common stock (thereby becoming an “Acquiring Person”) or the commencement of a tender or exchange offer that would result in a person or group becoming an Acquiring Person (the earlier of such dates being called the “Distribution Date”). Rights were issued and will continue to be issued with all shares of our common stock that are issued until the Distribution Date. Until the Distribution Date, the Rights will be evidenced by the certificates representing our common stock and will be transferable only with our common stock. Generally, if any person or group becomes an Acquiring Person, each Right, other than Rights beneficially owned by the Acquiring Person (which will thereupon become void), will thereafter entitle its holder to purchase, at the Rights’ then-current exercise price, shares of our common stock having a market value of two times the exercise price of the Right. At any time until ten days after a public announcement that the Rights have been triggered, we will generally be entitled to redeem the Rights for $0.01 and to amend the Rights in any manner other than certain specified exceptions. Certain subsequent amendments are also permitted. The Rights expire on November 20, 2011.
Post-Employment Benefit
In November 2001, we entered into an agreement with our Chairman (the “Chairman”) who was also then our Chief Executive Officer. That agreement was amended in 2006 and in 2008. Pursuant to the amended agreement, the Chairman relinquished his position as Chief Executive Officer in May 2006 and began his post-employment service period on December 31, 2006. The agreement provides for a specific service period ending no later than August 15, 2011, during which the Chairman, acting as an independent contractor, has agreed to serve as nonexecutive Chairman of our Board of Directors for so long as our Board of Directors desires that he shall continue to serve in that capacity. The agreement provides the Chairman with post-employment benefits for ten years following the sooner to occur of August 15, 2011 or the termination of his services to us. The amendment in 2006 included a lump-sum cash buyout, paid in 2007, of the Chairman’s entitlement to perquisites and administrative assistance during that ten-year period (expected to run from 2011 to 2021). As a result, we recorded $2.8 million of associated expense in the fourth quarter of 2006. The agreement also provides for medical coverage on an after-tax basis to the Chairman, his spouse and children during his service with us and thereafter for their lives. We are recognizing the net present value of the post-employment benefits over the expected service period. If the service period is terminated for any reason (other than the Chairman’s refusal to continue serving), we will recognize all the previously unaccrued benefits in the period in which that termination occurs. Our total accrued liabilities, current and long-term, under this post-employment benefit were $5.6 million and $4.8 million at December 31, 2008 and 2007, respectively.
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

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
(in thousands, except per share data)

	Year Ended December 31, 2008
Quarter Ended	March 31	June 30	Sept. 30	Dec. 31	Total

Revenue	$435,815	$500,120	$515,795	$525,691	$1,977,421
Gross profit	98,666	118,290	127,596	120,248	464,800
Income from operations	64,770	81,465	89,697	81,626	317,558
Net income	41,279	52,123	54,975	51,009	199,386
Diluted earnings per share	$0.74	$0.93	$0.99	$0.93	$3.58
Weighted average number of common shares and equivalents	55,978	56,069	55,794	55,053	55,722

	Year Ended December 31, 2007
Quarter Ended	March 31	June 30	Sept. 30	Dec. 31	Total

Revenue	$344,004	$432,041	$485,424	$481,611	$1,743,080
Gross profit	79,602	106,010	117,513	110,160	413,285
Income from operations	53,536	76,298	85,605	74,184	289,623
Net income	33,166	47,873	53,853	45,482	180,374
Diluted earnings per share	$0.60	$0.86	$0.96	$0.81	$3.24
Weighted average number of common shares and equivalents	55,474	55,678	55,821	55,934	55,755

Exhibit Index

			Registration
			or File	Form of	Report	Exhibit
			Number	Report	Date	Number
*	3.01	Restated Certificate of Incorporation	1-10945	10-K	Dec. 2000	3.01

*	3.02	Certificate of Amendment to Restated Certificate of Incorporation	1-10945	8-K	May 2008	3.1

*	3.03	Amended and Restated Bylaws	1-10945	8-K	Dec. 2007	3.1

*	4.01	Specimen of Common Stock Certificate	1-10945	10-K	March 1993	4 (a)

*	4.02	Amended and Restated Shareholder Rights Agreement dated as of November 16,h 2001	1-10945	8-K	Nov. 2001	4.1

*	4.03	Note Purchase Agreement dated as of September 8, 1998 relating to $100,000,000 6.72% Senior Notes due September 8, 2010	1-10945	10-Q	Sept. 1998	4.01

*	4.04	Amended and Restated Credit Agreement ($250,000,000 Revolving Credit Facility with Accordion to $300,000,000) dated as of January 2, 2004	1-10945	10-K	Dec. 2003	4.05

*	4.05	First Amendment to Amended and Restated Credit Agreement dated January 22, 2007	1-10945	8-K	Jan. 2007	4.2

*	4.06	$85,000,000 Credit Agreement dated as of September 31, 2008 among Oceaneering International, Inc., Wells Fargo Bank, N.A. as Administrative Agent and lender and other lender parties or to become lender parties thereto	1-10945	8-K	Sept. 2008	4.1
We and certain of our consolidated subsidiaries are parties to debt instruments under which the total amount of securities authorized does not exceed 10% of our total consolidated assets. Pursuant to paragraph 4(iii)(A) of Item 601(b) of Regulation S-K, we agree to furnish a copy of those instruments to the Securities and Exchange Commission on request.

*	10.01+	Defined Contribution Master Plan and Trust Agreement and Adoption Agreement for the Oceaneering International, Inc. Retirement Investment Plan	1-10945	10-K	Dec. 2001	10.01

*	10.02+	Amended and Restated Service Agreement dated as of December 21, 2006 between Oceaneering and John R. Huff	1-10945	8-K	Dec. 2006	10.01

*	10.03+	Modification to Service Agreement dated as of December 21, 2006 between Oceaneering and John R. Huff	1-10945	8-K	Dec. 2008	10.9

*	10.04+	Trust Agreement dated as of May 12, 2006 between Oceaneering and United Trust Company, National Association	1-10945	8-K	May 2006	10.02

*	10.05+	First Amendment to Trust Agreement dated as of May 12, 2006 between Oceaneering International, Inc. and Bank of America National Association, as successor trustee	1-10945	8-K	Dec. 2008	10.10

*	10.06+	2002 Non-Executive Incentive Plan	1-10945	10-Q	Sept. 2002	10.03

	10.07+	First Amendment to 2002 Non-Executive Incentive Plan of Oceaneering International, Inc.

*	10.08+	Oceaneering International, Inc. Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2009	1-10945	8-K	Dec. 2008	10.5

*	10.09+	Amended and Restated Oceaneering International, Inc. Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2000	1-10945	8-K	Dec. 2008	10.6

*	10.10+	Change-of-Control Agreements dated as of November 16, 2001 between Oceaneering and John R. Huff, T. Jay Collins, Marvin J. Migura, M. Kevin McEvoy and George R. Haubenreich, Jr.	1-10945	10-K	Dec. 2001	10.06

*	10.11+	Form of First Amendment to Change-of-Control Agreement with T. Jay Collins, M. Kevin McEvoy, Marvin J. Migura and George R. Haubenreich, Jr.	1-10945	10-Q	Dec. 2008	10.7

*	10.12+	First Amendment to Change-of-Control Agreement with John R. Huff.	1-10945	10-Q	Dec. 2008	10.8

*	10.13+	Oceaneering International, Inc. 2008 Cash Bonus Award Program	1-10945	10-Q	Mar. 2008	10.07

*	10.14+	Form of Indemnification Agreement dated November 16, 2001 between Oceaneering and each of its Directors, Marvin J. Migura, M. Kevin McEvoy and George R. Haubenreich, Jr.	1-10945	10-K	Dec. 2001	10.12

*	10.15+	2002 Incentive Plan	1-10945	10-Q	June 2002	10.01

*	10.16+	First Amendment to 2002 Incentive Plan of Oceaneering International, Inc.	1-10945	10-Q	Dec. 2008	10.2

*	10.17+	Amended and Restated 2002 Restricted Stock Unit Award Agreements with John R Huff and Executive Officers	1-10945	10-Q	Sept. 2002	10.04

*	10.18+	Form of First Amendment to Oceaneering International, Inc. Amended and Restated 2002 Restricted Stock Unit Award Incentive Agreement with Executive Officers	1-10945	10-Q	Dec. 2008	10.3

*	10.19+	First Amendment to Oceaneering International, Inc. Amended and Restated 2002 Restricted Stock Unit Award Incentive Agreement with John R. Huff	1-10945	10-Q	Dec. 2008	10.4

*	10.20+	2005 Incentive Plan	333-124947	S-8	May 2005	4.5

*	10.21+	First Amendment to 2005 Incentive Plan of Oceaneering International, Inc.	1-10945	8-K	Dec. 2008	10.1

*	10.22+	Form of 2006 Employee Restricted Stock Unit Agreement for John R. Huff and Executive Officers	1-10945	8-K	Feb. 2006	10.1

*	10.23+	Form of 2006 Performance Unit Agreement for John R. Huff, and Executive Officers	1-10945	8-K	Feb. 2006	10.2

*	10.24+	2006 Performance Award: Goals and Measures, relating to the Form of 2006 Performance Unit Agreement	1-10945	8-K	Feb. 2006	10.3

*	10.25+	Form of 2007 Employee Restricted Stock Unit Agreement for Executive Officers	1-10945	8-K	Feb. 2007	10.1

*	10.26+	Form of 2007 Chairman Restricted Stock Unit Agreement for John R. Huff	1-10945	8-K	Feb. 2007	10.3

*	10.27+	Form of 2007 Performance Unit Agreement for Executive Officers	1-10945	8-K	Feb. 2007	10.2

*	10.28+	Form of 2007 Chairman Performance Unit Agreement for John R. Huff	1-10945	8-K	Feb. 2007	10.4

*	10.29+	2007 Performance Award: Goals and Measures, relating to the Form of 2007 Performance Unit Agreement and Form of Chairman Performance Unit Agreement	1-10945	8-K	Feb. 2007	10.5

*	10.30+	Form of 2008 Employee Restricted Stock Unit Agreement for Executive Officers	1-10945	8-K	Feb. 2008	10.1

*	10.31+	Form of 2008 Nonemployee Director Restricted Stock Agreement for Harris J. Pappas	1-10945	8-K	Feb. 2008	10.6

*	10.32+	Form of 2008 Chairman Restricted Stock Unit Agreement for John R. Huff	1-10945	8-K	Feb. 2008	10.3

*	10.33+	Form of 2008 Performance Unit Agreement for Executive Officers	1-10945	8-K	Feb. 2008	10.2

*	10.34+	Form of 2008 Chairman Performance Unit Agreement for John R. Huff	1-10945	8-K	Feb. 2008	10.4

*	10.35+	2008 Performance Award: Goals and Measures, relating to the Form of 2008 Performance Unit Agreement and Form of Chairman Performance Unit Agreement	1-10945	8-K	Feb. 2008	10.5

	10.36+	Form of 2009 Employee Restricted Stock Unit Agreement for Executive Officers	1-10945	8-K	Feb. 2009	10.1

	10.37+	Form of 2009 Nonemployee Director Restricted Stock Unit Agreement for Jerold J. DesRoche, David S. Hooker, D. Michael Hughes and Harris J. Pappas	1-10945	8-K	Feb. 2009	10.6

	10.38+	Form of 2009 Chairman Restricted Stock Unit Agreement for John R. Huff	1-10945	8-K	Feb. 2009	10.3

	10.39+	Form of 2009 Performance Unit Agreement for Executive Officers	1-10945	8-K	Feb. 2009	10.2

	10.40+	Form of 2009 Chairman Performance Unit Agreement for John R. Huff	1-10945	8-K	Feb. 2009	10.4

	10.41+	2009 Performance Award: Goals and Measures, relating to the form of 2009 Performance Unit Agreement and 2009 Chairman Performance Unit Agreement	1-10945	8-K	Feb. 2009	10.5

21.01	Subsidiaries of Oceaneering

23.01	Consent of Independent Registered Public Accounting Firm

31.01	Rule 13a – 14(a)/15d – 14(a) certification of Chief Executive Officer

31.02	Rule 13a – 14(a)/15d – 14(a) certification of Chief Financial Officer

32.01	Section 1350 certification of Chief Executive Officer

32.02	Section 1350 certification of Chief Financial Officer

*	Exhibit previously filed with the Securities and Exchange Commission, as indicated, and incorporated herein by reference.

+	Management contract or compensatory plan or arrangement.