Form 10-Q
period 2009-03-31
OCEANEERING INTERNATIONAL INC
filed 2009-05-06
CIK 73756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One) [X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009 OR
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   Ö  , No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web Site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes        No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer   Ö   Accelerated filer         Non-accelerated filer         Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes       , No   Ö

The number of shares of the registrant’s common stock outstanding as of April 30, 2009 was 54,712,602.

Oceaneering International, Inc.

Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands)

	Mar. 31, 2009	Dec. 31, 2008
ASSETS

Current Assets:
Cash and cash equivalents	$24,795	$11,200
Accounts receivable, net of allowances
for doubtful accounts of $1,463 and $1,492	400,371	446,719
Inventory	248,353	235,582
Other current assets	49,070	54,204

Total Current Assets	722,589	747,705

Property and equipment, at cost	1,397,062	1,351,839
Less accumulated depreciation	681,109	654,409

Net Property and Equipment	715,953	697,430

Other Assets:
Goodwill	120,936	118,706
Investments in unconsolidated affiliates	61,961	63,930
Other	40,197	42,249

Total Other Assets	223,094	224,885

TOTAL ASSETS	$1,661,636	$1,670,020

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$84,759	$92,511
Accrued liabilities	206,062	244,035
Income taxes payable	24,629	20,781

Total Current Liabilities	315,450	357,327

Long-term Debt	200,000	229,000
Other Long-term Liabilities	123,747	116,039
Commitments and Contingencies
Shareholders’ Equity	1,022,439	967,654

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,661,636	$1,670,020

The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(in thousands, except per share amounts)

	For the Three Months Ended March 31,
	2009	2008
Revenue	$435,100	$435,815

Cost of services and products	329,298	337,149

Gross Margin	105,802	98,666

Selling, general and administrative expense	36,422	33,896

Income from Operations	69,380	64,770

Interest income	135	131

Interest expense, net of amounts capitalized	(2,381)	(3,309)

Equity earnings of Medusa Spar LLC	883	841

Other income, net	206	1,074

Income before Income Taxes	68,223	63,507

Provision for income taxes	23,878	22,228

Net Income	$44,345	$41,279

Basic Earnings per Share	$0.81	$0.74

Diluted Earnings per Share	$0.80	$0.73

The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	For the Three Months Ended March 31,
	2009	2008
Cash Flows from Operating Activities:

Net income	$44,345	$41,279

Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	28,023	26,499
Deferred income tax provision	11,326	3,312
Loss (gain) on sales of property and equipment	99	(1,001)
Noncash compensation	1,586	1,991
Distributions from Medusa Spar LLC
greater than (less than) earnings	1,969	(331)
Excluding the effects of acquisitions,
increase (decrease) in cash from:
Accounts receivable	46,348	2,631
Inventory and other current assets	(8,014)	(16,095)
Other assets	1,420	444
Currency translation effect on working capital	1,201	66
Current liabilities	(39,483)	(14,601)
Other long-term liabilities	(3,312)	1,051

Total adjustments to net income	41,163	3,966

Net Cash Provided by Operating Activities	85,508	45,245

Cash Flows from Investing Activities:

Business acquisitions, net of cash acquired	—	(42,269)
Purchases of property and equipment	(45,387)	(45,555)
Dispositions of property and equipment	1,171	1,195

Net Cash Used in Investing Activities	(44,216)	(86,629)

Cash Flows from Financing Activities:

Net (payments) proceeds from revolving credit facility	(4,000)	45,000
Payments on Term Loan	(25,000)	—
Proceeds from issuance of common stock	870	176
Excess tax benefits from stock-based compensation	433	351

Net Cash Provided by (Used in) Financing Activities	(27,697)	45,527

Net Increase in Cash and Cash Equivalents	13,595	4,143

Cash and Cash Equivalents — Beginning of Period	11,200	27,110

Cash and Cash Equivalents — End of Period	$24,795	$31,253

The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Basis of Presentation and Significant Accounting Policies

We have prepared these unaudited consolidated financial statements pursuant to instructions for the quarterly report on Form 10-Q, which we are required to file with the Securities and Exchange Commission. These financial statements do not include all information and footnotes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States. These financial statements reflect all adjustments that we believe are necessary to present fairly our financial position at March 31, 2009 and our results of operations and cash flows for the periods presented. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in our annual report on Form 10-K for the year ended December 31, 2008. The results for interim periods are not necessarily indicative of annual results.

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

Certain amounts from prior periods have been reclassified to conform to the current year presentation.

2.	Investments in Unconsolidated Affiliates

Our investments in unconsolidated affiliates consisted of the following:

	Mar. 31, 2009	Dec. 31, 2008
	(in thousands)
Medusa Spar LLC	$60,614	$62,583
Other	1,347	1,347

Total	$61,961	$63,930

We own a 50% equity interest in Medusa Spar LLC. Medusa Spar LLC owns a 75% interest in a production spar platform in the Gulf of Mexico. Medusa Spar LLC’s revenue is derived from processing oil and gas production for a fee based on the volumes processed through the platform. Medusa Spar LLC financed its acquisition of its 75% interest in the production spar platform using approximately 50% debt and 50% equity from its equity holders. The debt was repaid in 2008. We believe our maximum exposure to loss from our investment in Medusa Spar LLC is our $61 million investment. Medusa Spar LLC is a variable interest entity. We are not the primary beneficiary of Medusa Spar LLC because we own 50%, we do not manage the operations of the asset it owns, and another owner guaranteed the revenue stream necessary for Medusa Spar LLC to repay its debt. As we are not the primary beneficiary, we are accounting for our investment in Medusa Spar LLC under the equity method of accounting. Equity earnings from Medusa Spar LLC reflected in our financial statements are after amortization of our initial acquisition costs.

The following are condensed 100% statements of income of Medusa Spar LLC:

	For the Three Months Ended March 31,
	2009	2008
	(in thousands)
Revenue	$4,180	$4,416
Depreciation	(2,369)	(2,369)
General and administrative	(18)	(17)
Interest	—	(288)

Net Income	$1,793	$1,742

Equity earnings reflected in our financial statements	$883	$841

3.	Inventory

Our inventory consisted of the following:

	Mar. 31, 2009	Dec. 31, 2008
	(in thousands)
Parts and components for remotely operated vehicles	$114,568	$104,892
Other inventory, primarily raw materials	133,785	130,690

Total	$248,353	$235,582

We state our inventory at the lower of cost or market. We determine cost using the weighted-average method.

4.	Debt

Our long-term debt consisted of the following:

	Mar.31, 2009	Dec. 31, 2008
	(in thousands)
6.72% Senior Notes	$40,000	$40,000
Term Loan	60,000	85,000
Revolving credit	100,000	104,000

Total	$200,000	$229,000

Scheduled maturities of our long-term debt as of March 31, 2009 were as follows:

	6.72% Notes	Term Loan	Revolving Credit	Total
	(in thousands)
Remainder of 2009	$20,000	$60,000	$—	$80,000
2010	20,000	—	—	20,000
2011		—	—	—
2012	—	—	100,000	100,000

Total	$40,000	$60,000	$100,000	$200,000

Maturities through March 31, 2010 are not classified as current as of March 31, 2009 because we are able and intend to extend the maturity by reborrowing under our revolving credit facility, which has a maturity date beyond one year. We capitalized interest charges of less than $0.1 million in the three-month period ended March 31, 2009 as part of construction-in-progress. We did not capitalize any interest in the three-month period ended March 31, 2008.

We have interest rate hedges in place on $100 million of floating rate debt under our revolving credit facility for the period August 2008 to August 2011, designated as cash flow hedges. The hedges fix three-month LIBOR at 3.07% until August 2009 and at 3.31% for the period August 2009 to August 2011. We estimated the fair value of the interest rate hedges and reflected it on our balance sheet as a liability of $3.8 million at March 31, 2009. This liability valuation was arrived at using a discounted cash flow model, which we believe uses Level 2 inputs. Of this liability, $1.5 million relates to maturities before March 31, 2010.

5.	Shareholders’ Equity, Earnings per Share and Comprehensive Income

Our shareholders’ equity consisted of the following:

	Mar. 31, 2009	Dec. 31, 2008
	(in thousands)
Common Stock, par value $0.25;
180,000,000 shares authorized; 55,417,044
and 55,417,044 shares issued	$13,854	$13,854
Treasury Stock, 704,842 and 941,600 shares, at cost	(39,239)	(52,419)
Additional paid-in capital	216,347	224,245
Retained earnings	895,035	850,690
Accumulated other comprehensive loss	(63,558)	(68,716)

Total	$1,022,439	$967,654

In June 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 states that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and, therefore, need to be included in the earnings allocation in computing earnings per share. Certain of our share-based payments contain such rights to dividends or dividend equivalents and are considered participating securities under FSP EITF 03-6-1. We adopted FSP EITF 03-6-1 as of January 1, 2009, as required. Prior period earnings per share data have been adjusted to conform to FSP EITF 03-6-1.

The following is a summary of the quarterly and full year changes to our 2008 earnings per share to conform to FSP EITF 03-6-1:

	For the Three Months Ended
	Mar. 31	Jun. 30	Sep. 30	Dec. 31	Full Year
Basic earnings per share:

As previously reported	$0.75	$0.95	$1.00	$0.94	$3.63

Adjusted	$0.74	$0.94	$0.99	$0.93	$3.59

Diluted earnings per share:

As previously reported	$0.74	$0.93	$0.99	$0.93	$3.58

Adjusted	$0.73	$0.93	$0.98	$0.92	$3.56

The following table presents our earnings per share calculations as required by FSP EITF 03-6-1:

	For the Three Months Ended March 31,
	2009	2008
	(in thousands, except per share data)
Basic earnings per share:

Net income per consolidated statements of income	$44,345	$41,279
Income allocable to participating securities	(356)	(435)

Earnings allocable to common shareholders	$43,989	$40,844

Basic shares outstanding	54,587	55,095

Basic earnings per share	$0.81	$0.74

Diluted earnings per share:

Net income per consolidated statements of income	$44,345	$41,279
Income allocable to participating securities	(354)	(430)

Earnings allocable to diluted common shareholders	$43,991	$40,849

Diluted shares outstanding	54,863	55,668

Diluted earnings per share	$0.80	$0.73

Comprehensive income is the total of net income and all nonowner changes in equity. The amounts of comprehensive income for the periods indicated are as follows:

	For the Three Months Ended March 31,
	2009	2008
	(in thousands)
Net Income per consolidated statements of income	$44,345	$41,279
Foreign currency translation gains, net	4,919	8,807
Change in pension liability adjustment, net of tax	(183)	(842)
Change in fair value of hedges, net of tax	422	(125)

Total	$49,503	$49,119

Amounts comprising other elements of comprehensive income in Shareholders’ Equity are as follows:

	Mar. 31, 2009	Dec. 31, 2008
	(in thousands)
Accumulated net foreign currency translation adjustments	$(58,570)	$(63,489)
Pension liability adjustment, net of tax	(2,353)	(2,170)
Fair value of hedges, net of tax	(2,635)	(3,057)

Total	$(63,558)	$(68,716)

6.	Income Taxes

During interim periods, we provide for income taxes at our estimated effective tax rate, currently 35%, using assumptions as to (1) earnings and other factors that would affect the tax calculation for the remainder of the year and (2) the operations of foreign branches and subsidiaries that are subject to local income and withholding taxes.

The financial statement recognition of the benefit for a tax position depends on the benefit being more likely than not to be sustainable upon audit by the applicable taxing authority. If this threshold is met, the tax benefit is then measured and recognized at the largest amount that is greater than 50 percent likely to be realized upon ultimate settlement. We account for any applicable interest and penalties on uncertain tax positions as a component of our provision for income taxes on our financial statements. We charged $0.2 million and $0.1 million in the three-month periods ended March 31, 2009 and 2008, respectively, for penalties and interest taken on our financial statements on uncertain tax positions. Our total liabilities for penalties and interest on uncertain tax positions were $3.3 million on our balance sheet at March 31, 2009. Including penalties and interest, we have accrued a total of $5.9 million in the caption “other long-term liabilities” on our March 31, 2009 balance sheet for unrecognized tax benefits. All additions or reductions to those liabilities affect our effective income tax rate in the periods of change.

We do not believe that the total of unrecognized tax benefits will significantly increase or decrease in the next 12 months. Since December 31, 2008, there have been the following changes to the earliest tax years open to examination by tax authorities where we have significant operations: Angola – to 2004 from 2003 and Nigeria – to 2003 from 2002.

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

We are a global oilfield provider of engineered services and products primarily to the offshore oil and gas industry, with a focus on deepwater applications. Through the use of our applied technology expertise, we also serve the defense and aerospace industries. Our Oil and Gas business consists of five business segments: Remotely Operated Vehicles (“ROV”); Subsea Products; Subsea Projects; Inspection; and Mobile Offshore Production Systems. Our Advanced

Technologies business is a separate segment that provides project management, engineering services, products and equipment for applications outside the oil and gas industry. Unallocated Expenses are those not associated with a specific business segment. These consist of expenses related to our incentive and deferred compensation plans, including restricted stock units, performance units and bonuses, as well as other general expenses.

There are no differences in the basis of segmentation or in the basis of measurement of segment profit or loss from those used in our consolidated financial statements for the year ended December 31, 2008. The following summarizes certain financial data by business segment:

	For the Three Months Ended
	Mar. 31, 2009	Mar. 31, 2008	Dec. 31, 2008
	(in thousands)
Revenue
Oil and Gas
Remotely Operated Vehicles	$155,598	$144,729	$160,253
Subsea Products	114,924	138,518	171,129
Subsea Projects	62,997	47,614	90,312
Inspection	49,073	59,551	56,253
Mobile Offshore Production Systems	8,766	10,033	9,389

Total Oil and Gas	391,358	400,445	487,336
Advanced Technologies	43,742	35,370	38,355

Total	$435,100	$435,815	$525,691

Gross Margins
Oil and Gas
Remotely Operated Vehicles	$55,704	$48,629	$60,809
Subsea Products	29,511	32,594	35,356
Subsea Projects	19,394	14,040	26,735
Inspection	10,351	11,587	10,275
Mobile Offshore Production Systems	2,719	2,670	(2,049)

Total Oil and Gas	117,679	109,520	131,126
Advanced Technologies	4,949	4,934	4,433
Unallocated Expenses	(16,826)	(15,788)	(15,311)

Total	$105,802	$98,666	$120,248

Income from Operations
Oil and Gas
Remotely Operated Vehicles	$48,796	$41,497	$52,891
Subsea Products	15,788	20,717	22,189
Subsea Projects	17,160	12,133	24,034
Inspection	6,630	7,537	5,973
Mobile Offshore Production Systems	2,333	2,254	(2,418)

Total Oil and Gas	90,707	84,138	102,669
Advanced Technologies	2,053	2,105	1,450
Unallocated Expenses	(23,380)	(21,473)	(22,493)

Total	$69,380	$64,770	$81,626

We generate a material amount of our consolidated revenue from contracts for services in the Gulf of Mexico and North Sea, which are usually more active from April through October, as compared to the rest of the year. In the three-month periods ended March 31, 2009 and December 31, 2008, Subsea Projects had higher-than-normal revenue due to work made necessary by the 2008 hurricanes, Gustav and Ike, in the Gulf of Mexico. Revenue in

our ROV segment is slightly seasonal, with our first quarter generally being the low quarter of the year. The level of our ROV seasonality depends on the number of ROVs we have in construction support, which is more seasonal than drilling support. Revenue in each of our Subsea Products, Mobile Offshore Production Systems and Advanced Technologies segments has generally not been seasonal.

We have continued to grow our Oil and Gas business by making business acquisitions and purchasing equipment. During the three months ended March 31, 2009, we invested $45 million, of which $37 million was in our ROV segment.

8.	Stock-Based Compensation

Stock Options

At March 31, 2009, we had 96,800 outstanding stock options, with a weighted average exercise price of $17.90 and an aggregate intrinsic value of $1.8 million. The weighted average remaining contract term of our stock options outstanding at March 31, 2009 was 1.7 years.

As of March 31, 2009, we had no future stock-based compensation expense to be recognized pursuant to stock option grants, as all outstanding stock options are fully vested.

Restricted Stock Plan Information

In 2009 and 2008, we granted shares of restricted common stock to our nonemployee directors, excluding our Chairman, and restricted units of our common stock to our Chairman and certain of our key executives and employees. The shares of restricted stock are subject to a one-year vesting requirement, conditioned upon continued service as a director, and the restricted units generally vest in full on the third anniversary of the award date, conditional on continued employment (or service, in the case of our Chairman). The restricted unit grants can vest pro rata over three years, provided the employee meets certain age and years-of-service requirements.

For restricted stock units granted in 2006 through 2009, at the earlier of three years after grant or at termination of employment, the employee will be issued a share of our common stock for each common stock unit vested. As of March 31, 2009 and December 31, 2008, totals of 803,175 and 824,750 shares of restricted stock or restricted stock units were outstanding. Each grantee of shares of restricted stock is deemed to be the record owner of those shares during the restriction period, with the right to vote and receive any dividends on those shares. The restricted stock units granted in 2006 through 2008 have no voting rights, but they carry a dividend-equivalent right should we pay dividends on our common stock. The restricted stock units granted in 2009 have no voting or dividend rights.

We estimate that stock-based compensation cost not yet recognized related to shares of restricted stock or restricted stock units, based on their grant-date fair values, was $12.9 million at March 31, 2009. This expense is being recognized on a staged-vesting basis over the next four years for the awards granted prior to 2006, on a staged-vesting basis over three years for awards made subsequent to 2005 attributable to individuals meeting certain age and years-of-service requirements, and on a straight-line basis over the applicable vesting period of one or three years for the other awards granted subsequent to 2005.

9.	Business Acquisition

In the first quarter of 2008, we acquired GTO Subsea AS, a Norwegian company (“GTO”), for approximately $40 million. GTO is a rental provider of specialized subsea dredging and excavation equipment, including ROV-deployed units, to the offshore oil and gas industry. We market GTO’s equipment in conjunction with our ROV tooling products on a global basis. GTO’s results have been included in our Subsea Products segment from its date of acquisition.

We accounted for this business acquisition using the purchase method of accounting, with the purchase price being allocated to the assets and liabilities acquired based on their fair market values at the date of acquisition. Our goodwill, all non-deductible, associated with the acquisition was $23.2 million, and other intangible assets were $8.1 million.

10.	New Accounting Standards

The following is a summary of recent accounting pronouncements that are applicable to us.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, except as otherwise specified therein. The effective date for the application of SFAS No. 157 to certain items was deferred to January 1, 2009 by FSP No. 157-2, and we adopted this statement at that time. In October 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. This FASB Staff Position became effective immediately and is intended to clarify the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that asset is not active.

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

We adopted SFAS No. 141R as of January 1, 2009, as required.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. SFAS No. 160 requires that revenue, expenses, gains, losses, net income or loss and other comprehensive income be reported in the consolidated financial statements at the consolidated amounts, and that the amount of net income attributable to the noncontrolling interest (commonly called minority interest) be reported separately in the consolidated statement of income. SFAS No. 160 also requires that the minority ownership interest in subsidiaries be separately presented in the consolidated balance sheets within equity. These items have not been material to us to date. We adopted SFAS No. 160 as of January 1, 2009, as required.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand the effects of these activities on an entity’s financial position, financial performance and cash flows. We adopted SFAS No. 161 as of January 1, 2009, as required.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

All forward-looking statements we make in this quarterly report on Form 10-Q, including, without limitation, statements regarding our expectations about 2009 net income, cash flows and segment results, our plans for future operations (including planned additions to our ROV fleet), the adequacy of our working capital, our anticipated tax rates and industry conditions, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to various risks, uncertainties and assumptions, including those we have referred to under the headings “Risk Factors” and “Cautionary Statement Concerning Forward-Looking Statements” in Part I of our annual report on Form 10-K for the year ended December 31, 2008. Although we believe that the expectations reflected in such forward-looking statements are reasonable, because of the inherent limitations in the forecasting process, as well as the relatively volatile nature of the industries in which we operate, we can give no assurance that those expectations will prove to be correct. Accordingly, evaluation of our future prospects must be made with caution when relying on forward-looking information.

The following discussion should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operation” included in our annual report on Form 10-K for the year ended December 31, 2008.

Executive Overview

We generate 90% of our revenue and substantially all of our operating income before Unallocated Expenses from our services and products provided to the oil and gas industry. Our net income for the three-month period ended March 31, 2009 was higher than any first quarter in our history. Compared to the fourth quarter of 2008, our quarterly net income decreased due to seasonal reductions from our Subsea Projects and Remotely Operated Vehicles (“ROV”) revenue and lower remotely operated vehicle tooling and umbilical revenue in our Subsea Products segment.

For the full year of 2009, we anticipate our diluted earnings per share to be in the range of $3.10 to $3.60, as compared to $3.56 in 2008 (as restated to comply with FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, see Note 5 of our Notes to Consolidated Financial Statements contained in Item 1 of this quarterly report on Form 10-Q), with an increase in ROV operating income and decreases in our other oilfield segments’ operating results.

Looking forward, we face uncertainties in the global economy, the level of our customers’ capital spending on deepwater exploration and development and the timing of approved projects. We believe our 2009 earnings will be led by an increase in our ROV segment. We anticipate that we will add 24 to 30 ROVs in 2009. We forecast a decline in our Subsea Products results from lower demand, partially offset by efficiency gains through manufacturing process improvements.

Critical Accounting Policies and Estimates

For information about our Critical Accounting Policies and Estimates, please refer to the discussion in our annual report on Form 10-K for the year ended December 31, 2008 under the heading “Critical Accounting Policies and Estimates” in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operation.

New Accounting Standards

For a discussion of new accounting standards applicable to us, see the discussion in Notes 5 and 10 to the Consolidated Financial Statements contained in Item 1 of this quarterly report on Form 10-Q.

Liquidity and Capital Resources

We consider our liquidity and capital resources adequate to support our existing operations and capital commitments. At March 31, 2009, we had working capital of $407 million, including $25 million of cash and cash equivalents. Additionally, we had $200 million of borrowing capacity available under our revolving credit facility.

Our capital expenditures, including business acquisitions, were $45 million during the first three months of 2009, as compared to $88 million during the corresponding period of last year. We added six new ROVs to our fleet during the three months ended March 31, 2009, resulting in a total of 233 ROVs in the fleet. We plan to add 18 to 24 more ROVs during the rest of 2009 and these are in the process of being built or installed. Our total ROV segment capital expenditures were $37 million for the first three months of 2009. Our capital expenditures in the three months ended March 31, 2008 included $31 million in our ROV segment and $49 million within our Subsea Products segment, of which approximately $40 million was for the acquisition of GTO Subsea AS (“GTO”). GTO is a rental provider of specialized subsea dredging and excavation equipment, including ROV-deployed units, to the offshore oil and gas industry.

We have chartered a deepwater vessel, the Ocean Intervention III, for an initial term ending in May 2010, with extension options for up to six additional years. We have also chartered an additional deepwater vessel, the Olympic Intervention IV, for an initial five-year term ending in July 2013. We have outfitted each of these deepwater vessels with two of our high-specification work-class ROVs, and we expect to utilize these vessels to perform subsea hardware installation and inspection, repair and maintenance projects, and to conduct well intervention services in the ultra-deep waters of the Gulf of Mexico.

We had no material contractual commitments for capital expenditures at March 31, 2009. We currently estimate that our total capital expenditures, including business acquisitions, will be approximately $175 million for 2009. We believe our cash provided from operating activities will exceed our capital expenditures in 2009.

At March 31, 2009, we had long-term debt of $200 million and a 16% debt-to-total capitalization ratio. We have $40 million of Senior Notes outstanding, to be repaid in 2009 and 2010, $60 million under our term loan agreement, which is scheduled to mature in September 2009, and $100 million outstanding under our $300 million revolving credit facility, which is scheduled to expire in January 2012. The term loan and revolving credit facility have short-term interest rates that float with market rates, plus applicable spreads. The amount available under the revolving credit facility can be increased to $450 million upon our agreement with the existing or additional lenders, although we believe this is unlikely in the near-term due to the current condition of the credit markets. In September 2008, we entered into a one-year, unsecured, $85 million term loan agreement. In October, we borrowed the entire $85 million available under the agreement and applied the proceeds to repay borrowings under our revolving credit agreement. During the quarter ended March 31, 2009, we prepaid $25 million of the term loan. We have not guaranteed any debt not reflected on our consolidated balance sheet and do not have any off-balance sheet arrangements, as defined by SEC rules.

In the three-month period ended March 31, 2009, we generated $86 million in cash from operating activities, used $44 million of cash in investing activities and used $28 million of cash in financing activities. The cash used in investing activities was used for the capital expenditures described above. The cash used in financing activities was used to repay debt.

Results of Operations

We operate in six business segments. The segments are contained within two businesses — services and products provided to the oil and gas industry (“Oil and Gas”) and all other services and products (“Advanced Technologies”). Our Unallocated Expenses are those not associated with a specific business segment.

Consolidated revenue and margin information is as follows:

	For the Three Months Ended
	Mar. 31, 2009	Mar. 31, 2008	Dec. 31, 2008
	(dollars in thousands)
Revenue	$435,100	$435,815	$525,691
Gross margin	105,802	98,666	120,248
Operating income	69,380	64,770	81,626
Gross margin %	24%	23%	23%
Operating income %	16%	15%	16%

We generate a material amount of our consolidated revenue from contracts for services in the Gulf of Mexico and North Sea, which are usually more active from April through October, as compared to the rest of the year. In the three-month periods ended March 31, 2009 and December 31, 2008, Subsea Projects had higher-than-normal revenue due to work made necessary by the 2008 hurricanes, Gustav and Ike, in the Gulf of Mexico. Revenue in our ROV segment is slightly seasonal, with our first quarter generally being the low quarter of the year. The level of our ROV seasonality depends on the number of ROVs we have in construction support, which is more seasonal than drilling support. Revenue in each of our Subsea Products, Mobile Offshore Production Systems and Advanced Technologies segments has generally not been seasonal.

Oil and Gas

The table that follows sets forth our revenues and margins for our Oil and Gas business for the periods indicated.

	For the Three Months Ended
	Mar. 31, 2009	Mar. 31, 2008	Dec. 31, 2008
	(dollars in thousands)
Remotely Operated Vehicles
Revenue	$155,598	$144,729	$160,253
Gross margin	55,704	48,629	60,809
Gross margin %	36%	34%	38%
Operating income	48,796	41,497	52,891
Operating income %	31%	29%	33%
Days available	20,671	19,232	20,649
Utilization %	80%	80%	82%

Subsea Products
Revenue	114,924	138,518	171,129
Gross margin	29,511	32,594	35,356
Gross margin %	26%	24%	21%
Operating income	15,788	20,717	22,189
Operating income %	14%	15%	13%

Subsea Projects
Revenue	62,997	47,614	90,312
Gross margin	19,394	14,040	26,735
Gross margin %	31%	29%	30%
Operating income	17,160	12,133	24,034
Operating income %	27%	25%	27%

Inspection
Revenue	49,073	59,551	56,253
Gross margin	10,351	11,587	10,275
Gross margin %	21%	19%	18%
Operating income	6,630	7,537	5,973
Operating income %	14%	13%	11%

Mobile Offshore Production Systems
Revenue	8,766	10,033	9,389
Gross margin	2,719	2,670	(2,049)
Gross margin %	31%	27%	-22%
Operating income	2,333	2,254	(2,418)
Operating income %	27%	22%	-26%

Total Oil and Gas
Revenue	$391,358	$400,445	$487,336
Gross margin	117,679	109,520	131,126
Gross margin %	30%	27%	27%
Operating income	90,707	84,138	102,669
Operating income %	23%	21%	21%

In general, our Oil and Gas business focuses on supplying services and products to the deepwater sector of the offshore market. In the past few years, we have had a high level of demand due to historically high hydrocarbon prices and damage to the oil and gas producing infrastructure in the Gulf of Mexico caused by hurricanes in 2004 and 2005. In 2008, we experienced a decline in hurricane damage-related repair work in our Subsea Projects segment as we completed these projects, then an increase in this type work in the fourth quarter of 2008 after Hurricanes Gustav and Ike. The damage repair work from the 2008 hurricanes continued into 2009, mitigating our normal first quarter seasonal decline in our Subsea Projects work and results.

Our ROV segment revenue reflects the utilization percentages, fleet sizes and average pricing of the respective periods. Operating income was favorably impacted in the three-month period of 2009 compared to the corresponding period of the prior year by a decrease in the average operating cost per day of ROV utilization and an increase in the number of days on hire from a larger fleet size. Our operating income declined in the quarter ended March 31, 2009 compared to the immediately preceding quarter from a seasonal reduction in construction activity. We expect our full-year 2009 ROV operating income to be more than 2008 due to an increase in fleet size and days on hire.

Our Subsea Products operating margin percentages for the periods presented were relatively consistent. For the quarter ended March 31, 2009 compared to the other periods presented, revenue declined from lower umbilical plant throughput; however, the operating income declines were primarily due to changes in the mix of our specialty products. Umbilical operations operating income also declined, but the effect was mitigated by work force reductions in our Scotland and U.S. plants and improved umbilical manufacturing processes. Our Subsea Products backlog was $282 million at March 31, 2009 compared to $298 million at December 31, 2008.

Our Subsea Projects operating income was higher in the three-month period ended March 31, 2009 compared to the corresponding period of the prior year from: higher demand for our shallow water vessel and diving services after Hurricanes Gustav and Ike; more deepwater vessel installation services; and lower drydock expenses. In the first quarter of 2008 we incurred drydock expenses on four vessels compared to one in the first quarter of 2009. Compared to the immediately preceding quarter, the first quarter of 2009 had lower revenue and operating income from the normal seasonal decline in demand following an exceptionally good fourth quarter of 2008, where we were performing higher levels of hurricane repair work.

Our Inspection margin percentage was slightly higher in the quarter ended March 31, 2009 than the other periods presented due to a better service mix and reduced overhead expenses in our West Africa operations. Revenue decreased in the quarter ended March 31, 2009 as a result of a stronger U.S. dollar relative to the U.K. pound sterling.

In our Mobile Offshore Production Systems segment, we incurred an impairment charge of $5.7 million in the fourth quarter of 2008. Otherwise, its results were fairly consistent in the periods presented.

Advanced Technologies

Revenue and margin information is as follows:

	For the Three Months Ended
	Mar. 31, 2009	Mar. 31, 2008	Dec. 31, 2008
	(dollars in thousands)
Revenue	$43,742	$35,370	$38,355
Gross margin	4,949	4,934	4,433
Gross margin %	11%	14%	12%
Operating income	2,053	2,105	1,450
Operating income %	5%	6%	4%

The growth in Advanced Technologies segment revenue in the first quarter of 2009 was attributable to a contract with a large cost pass-through component with minimal mark-up.

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

The table that follows sets forth our Unallocated Expenses for the periods indicated.

	For the Three Months Ended
	Mar. 31, 2009	Mar. 31, 2008	Dec. 31, 2008
	(dollars in thousands)
Gross margin expenses	$16,826	$15,788	$15,311
% of revenue	4%	4%	3%
Operating income expenses	23,380	21,473	22,493
% of revenue	5%	5%	4%

Other

The table that follows sets forth our significant financial statement items below the income from operations line.

	For the Three Months Ended
	Mar. 31, 2009	Mar. 31, 2008	Dec. 31, 2008
	(in thousands)
Interest income	$135	$131	$395
Interest expense, net of amounts
capitalized	(2,381)	(3,309)	(3,603)
Equity earnings of Medusa Spar LLC	883	841	22
Other income, net	206	1,074	597
Provision for income taxes	23,878	22,228	28,028

We own a 50% equity interest in Medusa Spar LLC, which owns a 75% interest in the Medusa Spar production platform in the Gulf of Mexico. Medusa Spar LLC earns revenue on a tariff basis on oil and gas production throughput processed by the spar from the Medusa field and other surrounding areas. The throughput processed by the Medusa spar facility in the three months ended December 31, 2008 was adversely affected by Hurricanes Gustav and Ike in 2008.

Interest expense for the periods presented reflects lower average interest rates on slightly lower average debt levels in 2009.

Foreign currency gains of $1.5 million for the three-month period ended March 31, 2008 are included in other income and related primarily to the strengthening of the Brazilian real against the U.S. dollar.

The provisions for income taxes were related to U.S. income taxes that we provided at estimated annual effective rates using assumptions as to earnings and other factors that would affect the tax calculation for the remainder of the year and to the operations of foreign branches and subsidiaries that were subject to local income and withholding taxes. We anticipate our effective tax rate for 2009 will be 35%.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are currently exposed to certain market risks arising from transactions we have entered into in the normal course of business. These risks relate to interest rate changes and fluctuations in foreign exchange rates. We do not believe these risks are material. We have not entered into any market risk sensitive instruments for speculative or trading purposes. We manage our exposure to interest rate changes primarily through the use of a combination of fixed- and floating-rate debt. See Note 4 of Notes to Consolidated Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2008 for a description of our long-term debt agreements, interest rates and maturities. We have interest rate hedges (designated as cash flow hedging instruments) in place on $100 million of floating rate debt under our revolving credit facility for the period August 2008 to August 2011. The hedges fix three-month LIBOR at 3.07% until August 2009 and at 3.31% for the period August 2009 to August 2011. We believe that significant interest rate changes would not have a material near-term impact on our future earnings or cash flows. Because we operate in various oil and gas exploration and production regions in the world, we conduct a portion of our business in currencies other than the U.S. dollar. The functional currency for several of our international operations is the applicable local currency. We manage our exposure to changes in foreign exchange rates principally through arranging compensation in U.S. dollars or freely convertible currency and, to the extent possible, by limiting compensation received in other currencies to amounts necessary to meet obligations denominated in those currencies. We use the exchange rates in effect as of the balance sheet date to translate assets and liabilities as to which the functional currency is the local currency, resulting in translation adjustments that we reflect as accumulated other comprehensive income or loss in the shareholders’ equity section of our Consolidated Balance Sheets. We recorded adjustments of $4.9 million and $8.8 million to our equity accounts for the three-month periods ended March 31, 2009 and 2008, respectively, to reflect the net impact of the U.S. dollar against various foreign currencies for locations where the functional currency is not the U.S. dollar. Positive adjustments reflect the net impact of the strengthening of various foreign currencies against the U.S. dollar for locations where the functional currency is not the U.S. dollar. Conversely, negative adjustments reflect the effect of a strengthening U.S. dollar. The adjustment in the three months ended March 31, 2009 from December 31, 2008 was principally due to the weakening of the U.S. dollar against the Norwegian kroner that occurred in the first quarter.

Item 4. Controls and Procedures.

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a–15(e) and 15d–15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2009 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has been no change in our internal control over financial reporting that occurred during the three months ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6. Exhibits

			Registration or File Number	Form or Report	Report Date	Exhibit Number
*	3.01	Restated Certificate of Incorporation	1-10945	10-K	Dec. 2000	3.01
*	3.02	Certificate of Amendment to Restated Certificate of Incorporation	1-10945	8-K	May 2008	3.1
*	3.03	Amended and Restated Bylaws	1-10945	8-K	Dec. 2007	3.1
*	10.1	Form of 2009 Employee Restricted Stock Unit Agreement	1-10945	8-K	Feb. 2009	10.1
*	10.2	Form of 2009 Performance Unit Agreement	1-10945	8-K	Feb. 2009	10.2
*	10.3	Form of 2009 Chairman Restricted Stock Unit Agreement	1-10945	8-K	Feb. 2009	10.3
*	10.4	Form of 2009 Chairman Performance Unit Agreement	1-10945	8-K	Feb. 2009	10.4
*	10.5	2009 Performance Award: Goals and Measures, relating to the form of 2009 Performance Unit Agreement and 2009 Chairman Performance Unit Agreement	1-10945	8-K	Feb. 2009	10.5
*	10.6	Form of 2009 Non-Employee Director Restricted Stock Agreement	1-10945	8-K	Feb. 2009	10.6
	31.01	Rule 13a-14(a)/15d-14(a) Certification by T. Jay Collins, Chief Executive Officer
	31.02	Rule 13a-14(a)/15d-14(a) Certification by Marvin J. Migura, Chief Financial Officer
	32.01	Section 1350 Certification by T. Jay Collins, Chief Executive Officer
	32.02	Section 1350 Certification by Marvin J. Migura, Chief Financial Officer

*	Indicates exhibit previously filed with the Securities and Exchange Commission, as indicated, and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OCEANEERING INTERNATIONAL, INC. (Registrant)

Date: May 6, 2009	By:	/s/ T. JAY COLLINS
T. Jay Collins President and Chief Executive Officer

Date: May 6, 2009	By:	/s/ MARVIN J. MIGURA
Marvin J. Migura Senior Vice President and Chief Financial Officer

Date: May 6, 2009	By:	/s/ W. CARDON GERNER
W. Cardon Gerner Vice President and Chief Accounting Officer

Index to Exhibits

			Registration or File Number	Form or Report	Report Date	Exhibit Number
*	3.01	Restated Certificate of Incorporation	1-10945	10-K	Dec. 2000	3.01
*	3.02	Certificate of Amendment to Restated Certificate of Incorporation	1-10945	8-K	May 2008	3.1
*	3.03	Amended and Restated Bylaws	1-10945	8-K	Dec. 2007	3.1
*	10.1	Form of 2009 Employee Restricted Stock Unit Agreement	1-10945	8-K	Feb. 2009	10.1
*	10.2	Form of 2009 Performance Unit Agreement	1-10945	8-K	Feb. 2009	10.2
*	10.3	Form of 2009 Chairman Restricted Stock Unit Agreement	1-10945	8-K	Feb. 2009	10.3
*	10.4	Form of 2009 Chairman Performance Unit Agreement	1-10945	8-K	Feb. 2009	10.4
*	10.5	2009 Performance Award: Goals and Measures, relating to the form of 2009 Performance Unit Agreement and 2009 Chairman Performance Unit Agreement	1-10945	8-K	Feb. 2009	10.5
*	10.6	Form of 2009 Non-Employee Director Restricted Stock Agreement	1-10945	8-K	Feb. 2009	10.6
	31.01	Rule 13a-14(a)/15d-14(a) Certification by T. Jay Collins, Chief Executive Officer
	31.02	Rule 13a-14(a)/15d-14(a) Certification by Marvin J. Migura, Chief Financial Officer
	32.01	Section 1350 Certification by T. Jay Collins, Chief Executive Officer
	32.02	Section 1350 Certification by Marvin J. Migura, Chief Financial Officer

*	Indicates exhibit previously filed with the Securities and Exchange Commission, as indicated, and is incorporated herein by reference.