Form 10-Q
period 2009-06-30
OCEANEERING INTERNATIONAL INC
filed 2009-08-05
CIK 73756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One) [X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009 OR
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

The number of shares of the registrant’s common stock outstanding as of July 31, 2009 was 54,866,502.

Oceaneering International, Inc.

Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30, 2009	Dec. 31, 2008
	(unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$49,393	$11,200
Accounts receivable, net of allowances for doubtful accounts of $1,075 and $1,492	406,122	446,719
Inventory	261,283	235,582
Other current assets	45,169	54,204

Total Current Assets	761,967	747,705

Property and equipment, at cost	1,460,441	1,351,839
Less accumulated depreciation	724,082	654,409

Net Property and Equipment	736,359	697,430

Other Assets:
Goodwill	125,119	118,706
Investments in unconsolidated affiliates	60,676	63,930
Other	43,074	42,249

Total Other Assets	228,869	224,885

TOTAL ASSETS	$1,727,195	$1,670,020

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$76,258	$92,511
Accrued liabilities	238,777	244,035
Income taxes payable	32,367	20,781

Total Current Liabilities	347,402	357,327

Long-term Debt	140,000	229,000
Other Long-term Liabilities	137,829	116,039
Commitments and Contingencies
Shareholders’ Equity	1,101,964	967,654

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,727,195	$1,670,020

The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(in thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Revenue	$450,683	$500,120	$885,783	$935,935

Cost of Services and Products	340,538	381,830	669,836	718,979

Gross margin	110,145	118,290	215,947	216,956

Selling, General and Administrative Expense	35,847	36,825	72,269	70,721

Income from operations	74,298	81,465	143,678	146,235

Interest Income	91	77	226	208

Interest Expense, net of amounts capitalized	(2,208)	(3,503)	(4,589)	(6,812)

Equity Earnings of Unconsolidated Affiliates	766	612	1,649	1,453

Other Income, Net	1,070	1,537	1,276	2,611

Income before income taxes	74,017	80,188	142,240	143,695

Provision for Income Taxes	25,906	28,065	49,784	50,293

Net Income	$48,111	$52,123	$92,456	$93,402

Basic Earnings per Share	$0.87	$0.94	$1.68	$1.68

Diluted Earnings per Share	$0.87	$0.93	$1.67	$1.66

The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	For the Six Months Ended June 30,
	2009	2008
Cash Flows from Operating Activities:

Net income	$92,456	$93,402

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	57,714	54,040
Deferred income tax provision	17,840	7,426
Loss (gain) on sales of property and equipment	1,081	(4,024)
Noncash compensation	3,385	4,045
Distributions from Medusa Spar LLC greater than (less than) earnings	3,254	(873)
Excluding the effects of acquisitions, increase (decrease) in cash from:
Accounts receivable	40,597	(36,362)
Inventory and other current assets	(15,723)	(30,060)
Other assets	(1,884)	2,173
Currency translation effect on working capital	14,923	(2,693)
Current liabilities	(7,531)	20,226
Other long-term liabilities	1,386	3,919

Total adjustments to net income	115,042	17,817

Net Cash Provided by Operating Activities	207,498	111,219

Cash Flows from Investing Activities:

Business acquisitions, net of cash acquired	—	(42,976)
Purchases of property and equipment	(90,098)	(100,252)
Dispositions of property and equipment	8,377	4,360

Net Cash Used in Investing Activities	(81,721)	(138,868)

Cash Flows from Financing Activities:

Net (payments) proceeds from revolving credit, net of expenses	(4,000)	26,500
Payments on Term Loan	(85,000)	—
Proceeds from issuance of common stock	916	1,130
Excess tax benefits from stock-based compensation	500	1,738

Net Cash (Used in) Provided by Financing Activities	(87,584)	29,368

Net Increase in Cash and Cash Equivalents	38,193	1,719

Cash and Cash Equivalents — Beginning of Period	11,200	27,110

Cash and Cash Equivalents — End of Period	$49,393	$28,829

The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Basis of Presentation and Significant Accounting Policies

We have prepared these unaudited consolidated financial statements pursuant to instructions for the quarterly report on Form 10-Q, which we are required to file with the Securities and Exchange Commission. These financial statements do not include all information and footnotes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States. These financial statements reflect all adjustments that we believe are necessary to present fairly our financial position at June 30, 2009 and our results of operations and cash flows for the periods presented. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in our annual report on Form 10-K for the year ended December 31, 2008. The results for interim periods are not necessarily indicative of annual results.

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

We evaluated events and transactions through the issuance of these financial statements on August 5, 2009 for possible recognition or disclosure.

Certain amounts from prior periods have been reclassified to conform to the current year presentation.

2.	Investments in Unconsolidated Affiliates

Our investments in unconsolidated affiliates consisted of the following:

	June 30, 2009	Dec. 31, 2008
	(in thousands)
Medusa Spar LLC	$59,329	$62,583
Other	1,347	1,347

Total	$60,676	$63,930

We own a 50% equity interest in Medusa Spar LLC. Medusa Spar LLC owns a 75% interest in a production spar platform in the Gulf of Mexico. Medusa Spar LLC’s revenue is derived from processing oil and gas production for a fee based on the volumes processed through the platform. Medusa Spar LLC financed its acquisition of its 75% interest in the production spar platform using approximately 50% debt and 50% equity from its equity holders. The debt was repaid in 2008. We believe our maximum exposure to loss from our investment in Medusa Spar LLC is our $59 million investment. Medusa Spar LLC is a variable interest entity. We are not the primary beneficiary of Medusa Spar LLC because we own 50%, we do not manage the operations of the asset it owns, and another owner guaranteed the revenue stream necessary for Medusa Spar LLC to repay its debt. As we are not the primary beneficiary, we are accounting for our investment in Medusa Spar LLC under the equity method of accounting. Equity earnings from Medusa Spar LLC reflected in our financial statements are after amortization of our initial acquisition costs.

The following are condensed 100% statements of income of Medusa Spar LLC:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands)
Medusa Spar LLC
Condensed Statements of Income
Revenue	$3,948	$4,278	$8,128	$8,694
Depreciation	(2,370)	(2,370)	(4,739)	(4,739)
General and administrative	(17)	(66)	(35)	(83)
Interest	—	(545)	—	(833)

Net Income	$1,561	$1,297	$3,354	$3,039

Equity Earnings reflected in our financial statements	$766	$587	$1,649	$1,428

3.	Inventory

Our inventory consisted of the following:

	June 30, 2009	Dec. 31, 2008
	(in thousands)
Parts and components for remotely operated vehicles	$120,118	$104,892
Other inventory, primarily raw materials	141,165	130,690

Total	$261,283	$235,582

We state our inventory at the lower of cost or market. We determine cost using the weighted-average method.

4.	Debt

Our long-term debt consisted of the following:

	June 30, 2009	Dec. 31, 2008
	(in thousands)
6.72% Senior Notes	$40,000	$40,000
Term Loan	—	85,000
Revolving credit	100,000	104,000

Total	$140,000	$229,000

Scheduled maturities of our long-term debt as of June 30, 2009 were as follows:

	6.72% Notes	Revolving Credit	Total
	(in thousands)
Remainder of 2009	$20,000	$—	$20,000
2010	20,000	—	20,000
2011	—	—	—
2012	—	100,000	100,000

Total	$40,000	$100,000	$140,000

Maturities through June 30, 2010 are not classified as current as of June 30, 2009 because we are able and intend to extend the maturity by reborrowing under our revolving credit facility, which has a maturity date beyond one year. We capitalized interest charges of less than $0.1 million in each of the six-month periods ended June 30, 2009 and 2008 as part of construction-in-progress.

We have interest rate hedges in place on our $100 million of floating rate debt under our revolving credit facility for the period August 2008 to August 2011, designated as cash flow hedges. The hedges fix three-month LIBOR at 3.07% until August 2009 and at 3.31% for the period August 2009 to August 2011. We estimated the fair value of the interest rate hedges and reflected it on our balance sheet as a liability of $3.5 million at June 30, 2009. This liability valuation was arrived at using a discounted cash flow model, which we believe uses Level 2 inputs, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 157. Of this liability, $1.6 million relates to interest payments due before June 30, 2010.

5.	Shareholders’ Equity, Earnings per Share and Comprehensive Income

Our shareholders’ equity consisted of the following:

	June 30, 2009	Dec. 31, 2008
	(in thousands)
Common Stock, par value $0.25; 180,000,000 shares authorized; 55,417,044 and 55,417,044 shares issued	$13,854	$13,854
Treasury Stock, 702,342 and 941,600 shares, at cost	(39,100)	(52,419)
Additional paid-in capital	218,121	224,245
Retained earnings	943,146	850,690
Accumulated other comprehensive loss	(34,057)	(68,716)

Total	$1,101,964	$967,654

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

The following is a summary of the quarterly and full-year changes to our 2008 earnings per share to conform to FSP EITF 03-6-1:

	For the Three Months Ended
	Mar. 31	Jun. 30	Sep. 30	Dec. 31	Full Year
Basic earnings per share:

As previously reported	$0.75	$0.95	$1.00	$0.94	$3.63

Adjusted	$0.74	$0.94	$0.99	$0.93	$3.59

Diluted earnings per share:

As previously reported	$0.74	$0.93	$0.99	$0.93	$3.58

Adjusted	$0.73	$0.93	$0.98	$0.92	$3.56

The following table presents our earnings per share calculations as required by FSP EITF 03-6-1:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands, except per share data)
Basic earnings per share:

Net income per consolidated statements of income	$48,111	$52,123	$92,456	$93,402
Income allocable to participating securities	(339)	(551)	(652)	(986)

Earnings allocable to common shareholders	$47,772	$51,572	$91,804	$92,416

Basic shares outstanding	54,714	55,141	54,650	55,118

Basic earnings per share	$0.87	$0.94	$1.68	$1.68

Diluted earnings per share:

Net income per consolidated statements of income	$48,111	$52,123	$92,456	$93,402
Income allocable to participating securities	(337)	(545)	(649)	(976)

Earnings allocable to diluted common shareholders	$47,774	$51,578	$91,807	$92,426

Diluted shares outstanding	55,041	55,710	54,962	55,688

Diluted earnings per share	$0.87	$0.93	$1.67	$1.66

Comprehensive income is the total of net income and all nonowner changes in equity. The amounts of comprehensive income for the periods indicated are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands)

Net Income per consolidated statements of income	$48,111	$52,123	$92,456	$93,402
Foreign currency translation gains (losses), net	29,155	(286)	34,074	8,521
Change in pension liability adjustment, net of tax	—	(775)	(183)	(1,617)
Change in fair value of hedges, net of tax	346	49	768	(76)

Total	$77,612	$51,111	$127,115	$100,230

Amounts comprising other elements of comprehensive income in Shareholders’ Equity are as follows:

	June 30, 2009	Dec. 31, 2008
	(in thousands)
Accumulated net foreign currency translation adjustments	$(29,415)	$(63,489)
Pension liability adjustment, net of tax	(2,353)	(2,170)
Fair value of hedges, net of tax	(2,289)	(3,057)

Total	$(34,057)	$(68,716)

6.	Income Taxes

During interim periods, we provide for income taxes at our estimated effective tax rate, currently 35%, using assumptions as to (1) earnings and other factors that would affect the tax calculation for the remainder of the year and (2) the operations of foreign branches and subsidiaries that are subject to local income and withholding taxes.

The financial statement recognition of the benefit for a tax position depends on the benefit being more likely than not to be sustainable upon audit by the applicable taxing authority. If this threshold is met, the tax benefit is then measured and recognized at the largest amount that is greater than 50 percent likely to be realized upon ultimate settlement. We account for any applicable interest and penalties on uncertain tax positions as a component of our provision for income taxes on our financial statements. We charged $0.3 million in each of the six-month periods ended June 30, 2009 and 2008 for penalties and interest taken on our financial statements on uncertain tax positions. Our total liabilities for penalties and interest on uncertain tax positions were $3.5 million on our balance sheet at June 30, 2009. Including penalties and interest, we have accrued a total of $6.1 million in the caption “other long-term liabilities” on our June 30, 2009 balance sheet for unrecognized tax benefits. All additions or reductions to those liabilities affect our effective income tax rate in the periods of change.

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

There are no differences in the basis of segmentation or in the basis of measurement of segment profit or loss from those used in our consolidated financial statements for the year ended December 31, 2008. The following summarizes certain financial data by business segment:

	For the Three Months Ended			For the Six Months Ended
	June 30, 2009	June 30, 2008	Mar. 31, 2009	June 30, 2009	June 30, 2008
	(in thousands)
Revenue
Oil and Gas
ROVs	$160,040	$159,229	$155,598	$315,638	$303,958
Subsea Products	115,587	164,124	114,924	230,511	302,642
Subsea Projects	63,908	58,790	62,997	126,905	106,404
Inspection	55,746	67,969	49,073	104,819	127,520
Mobile Offshore Production Systems	9,421	10,165	8,766	18,187	20,198

Total Oil and Gas	404,702	460,277	391,358	796,060	860,722
Advanced Technologies	45,981	39,843	43,742	89,723	75,213

Total	$450,683	$500,120	$435,100	$885,783	$935,935

Gross Margins
Oil and Gas
ROVs	$56,332	$53,068	$55,704	$112,036	$101,697
Subsea Products	29,416	38,185	29,511	58,927	70,779
Subsea Projects	22,500	20,906	19,394	41,894	34,946
Inspection	10,713	13,776	10,351	21,064	25,363
Mobile Offshore Production Systems	1,441	4,766	2,719	4,160	7,436

Total Oil and Gas	120,402	130,701	117,679	238,081	240,221
Advanced Technologies	6,768	6,430	4,949	11,717	11,364
Unallocated Expenses	(17,025)	(18,841)	(16,826)	(33,851)	(34,629)

Total	$110,145	$118,290	$105,802	$215,947	$216,956

Income from Operations
Oil and Gas
ROVs	$49,735	$45,338	$48,796	$98,531	$86,835
Subsea Products	15,591	25,432	15,788	31,379	46,149
Subsea Projects	20,259	18,878	17,160	37,419	31,011
Inspection	6,948	9,337	6,630	13,578	16,874
Mobile Offshore Production Systems	1,088	4,341	2,333	3,421	6,595

Total Oil and Gas	93,621	103,326	90,707	184,328	187,464
Advanced Technologies	3,950	3,335	2,053	6,003	5,440
Unallocated Expenses	(23,273)	(25,196)	(23,380)	(46,653)	(46,669)

Total	$74,298	$81,465	$69,380	$143,678	$146,235

We generate a material amount of our consolidated revenue from contracts for services in the Gulf of Mexico and North Sea, which are usually more active from April through October, as compared to the rest of the year. In the three-month periods ended June 30, 2009, March 31, 2009 and December 31, 2008, Subsea Projects had higher-than-normal revenue due to work made necessary by the 2008 hurricanes, Gustav and Ike, in the Gulf of Mexico. Revenue in our ROV segment is subject to seasonal variations in demand, with our first quarter generally being the low quarter of the year. The level of our ROV seasonality depends on the number of ROVs we have in construction support, which is more seasonal than drilling support. Revenue in each of our Subsea Products, Mobile Offshore Production Systems and Advanced Technologies segments has generally not been seasonal.

We have continued to grow our Oil and Gas business by making business acquisitions and adding equipment. During the six months ended June 30, 2009, we invested $90 million, of which $78 million was in our ROV segment.

8.	Stock-Based Compensation

Stock Options

At June 30, 2009, we had 94,300 outstanding stock options, with a weighted average exercise price of $17.88 and an aggregate intrinsic value of $2.6 million. The weighted average remaining contract term of our stock options outstanding at June 30, 2009 was 1.5 years.

As of June 30, 2009, we had no future stock-based compensation expense to be recognized pursuant to stock option grants, as all outstanding stock options are fully vested.

Restricted Stock Plan Information

In 2009 and 2008, we granted shares of restricted common stock to our nonemployee directors, excluding our Chairman, and restricted units of our common stock to our Chairman and certain of our key executives and employees. The shares of restricted stock are subject to a one-year vesting requirement, conditioned upon continued service as a director, and the restricted units generally vest in full on the third anniversary of the award date, conditional on continued employment (or service, in the case of our Chairman). The restricted unit grants can vest pro rata over three years, provided the individual meets certain age and years-of-service requirements.

For each of the restricted stock units granted in 2006 through 2009, at the earlier of three years after grant or at termination of employment or service, the grantee will be issued a share of our common stock for each common stock unit vested. As of June 30, 2009 and December 31, 2008, totals of 799,975 and 824,750 shares of restricted stock or restricted stock units were outstanding. Each grantee of shares of restricted stock is deemed to be the record owner of those shares during the restriction period, with the right to vote and receive any dividends on those shares. The restricted stock units granted in 2006 through 2008 have no voting rights, but they carry a dividend-equivalent right should we pay dividends on our common stock. The restricted stock units granted in 2009 have no voting or dividend rights.

We estimate that stock-based compensation cost not yet recognized related to shares of restricted stock or restricted stock units, based on their grant-date fair values, was $10.6 million at June 30, 2009. This expense is being recognized on a staged-vesting basis with one year remaining for the awards granted prior to 2006, on a staged-vesting basis over three years for awards made subsequent to 2005 attributable to individuals meeting certain age and years-of-service requirements, and on a straight-line basis over the applicable vesting period of one or three years for the other awards granted subsequent to 2005.

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

The following is a summary of other recent accounting pronouncements that are applicable to us.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations. SFAS No. 141R still requires purchase accounting in business combinations, but it:

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

We adopted SFAS No. 141R as of January 1, 2009, as required.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. SFAS No. 160 requires that revenue, expenses, gains, losses, net income or loss and other comprehensive income be reported in the consolidated financial statements at the consolidated amounts, and that the amount of net income attributable to the noncontrolling interest (commonly called minority interest) be reported separately in the consolidated statement of income. SFAS No. 160 also requires that the noncontrolling ownership interest in subsidiaries be separately presented in the consolidated balance sheets within equity. These items have not been material to us to date. We adopted SFAS No. 160 as of January 1, 2009, as required.

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

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. FSP No. FAS 107-1 and APB 28-1 requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies. We adopted FSP FAS No. 107-1 and APB 28-1 as of June 30, 2009, as required. We estimate the fair value of our cash and cash equivalents, accounts receivable, accounts payable, debt under our revolving credit agreement and 6.72% Senior Notes to be approximately equal to their carrying values.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events. SFAS No. 165 establishes principles and requirements for subsequent events. In particular, SFAS No. 165 sets forth the period after the balance sheet date during which management of a reporting entity shall evaluate: events or transactions that may occur for potential recognition or disclosure in its financial statements; the circumstances under which it shall recognize events or transactions occurring after the balance sheet date in its financial statements; and the disclosures that it shall make about events or transactions that occurred after the balance sheet date. We adopted SFAS No. 165 as of June 30, 2009, as required.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R). This Statement amends FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities (revised December 2003)—an interpretation of ARB No. 51:

•	to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity;
•

to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity, which was based on determining which enterprise absorbs the majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both;

•	to change certain guidance for determining whether an entity is a variable interest entity;
•

to add an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that the holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance; and

•	to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity.

SFAS No. 167 will be effective for our first quarter 2010 financial statements, and earlier adoption is not allowed. We are evaluating the impact of SFAS No. 167 on our financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

All forward-looking statements we make in this quarterly report on Form 10-Q, including, without limitation, statements regarding our expectations about 2009 net income and earnings per share, cash flows and segment results, our plans for future operations (including planned additions to our remotely operated vehicle (“ROV”) fleet and 2009 capital expenditures), the adequacy of our liquidity and capital resources, our anticipated tax rates and industry conditions, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to various risks, uncertainties and assumptions, including those we have referred to under the headings “Risk Factors” and “Cautionary Statement Concerning Forward-Looking Statements” in Part I of our annual report on Form 10-K for the year ended December 31, 2008. Although we believe that the expectations reflected in such forward-looking statements are reasonable, because of the inherent limitations in the forecasting process, as well as the relatively volatile nature of the industries in which we operate, we can give no assurance that those expectations will prove to be correct. Accordingly, evaluation of our future prospects must be made with caution when relying on forward-looking information.

The following discussion should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operation” included in our annual report on Form 10-K for the year ended December 31, 2008.

Executive Overview

We generate 90% of our revenue and substantially all of our operating income before Unallocated Expenses from our services and products provided to the oil and gas industry. Compared to the first quarter of 2009, our quarterly net income increased, primarily due to higher-margin work for our deepwater vessel services in our Subsea Projects segment.

For the full year of 2009, we anticipate our diluted earnings per share to be in the range of $3.25 to $3.45, as compared to $3.56 in 2008 (as restated to comply with FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, see Note 5 of our Notes to Consolidated Financial Statements contained in Item 1 of this quarterly report on Form 10-Q), with an increase in ROV operating income and decreases in our other oilfield segments’ operating results.

Looking forward, we face uncertainties in the global economy, the level of our customers’ capital spending on deepwater exploration and development and the timing of approved projects, and particularly the timing and order flow rate related to subsea field development activities. We believe our 2009 earnings will be led by an increase in our ROV segment. We anticipate that we will add 24 to 30 new ROVs in 2009. Compared to 2008, we forecast a decline in our Subsea Products results from lower demand, partially offset by anticipated efficiency gains through manufacturing process improvements.

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

Liquidity and Capital Resources

We consider our liquidity and capital resources adequate to support our existing operations and capital commitments. At June 30, 2009, we had working capital of $415 million, including $49 million of cash and cash equivalents. Additionally, we had $200 million of borrowing capacity available under our revolving credit facility.

Our capital expenditures, including business acquisitions, were $90 million during the first six months of 2009, as compared to $143 million during the corresponding period of last year. We added 12 new ROVs to our fleet and retired four during the six months ended June 30, 2009, resulting in a total of 235 ROVs in the fleet. We plan to add 12 to 18 more new ROVs during the rest of 2009, and these are in the process of being built or installed. Our total ROV segment capital expenditures were $78 million for the first six months of 2009. Our capital expenditures in the six months ended June 30, 2008 included $68 million in our ROV segment and $65 million within our Subsea Products segment, of which approximately $40 million was for the acquisition of GTO Subsea AS (“GTO”). GTO is a rental provider of specialized subsea dredging and excavation equipment, including ROV-deployed units, to the offshore oil and gas industry.

We have chartered a deepwater vessel, the Ocean Intervention III, for an initial term ending in May 2010, with extension options for up to six additional years. We have also chartered an additional deepwater vessel, the Olympic Intervention IV, for an initial five-year term ending in July 2013. We have outfitted each of these deepwater vessels with two of our high-specification work-class ROVs, and we use these vessels to perform subsea hardware installation and inspection, repair and maintenance projects, and to conduct well intervention services in the ultra-deep waters of the Gulf of Mexico.

We had no material contractual commitments for capital expenditures at June 30, 2009. We currently estimate that our total capital expenditures, including business acquisitions, will be approximately $175 million for 2009. We believe our cash provided from operating activities will exceed our capital expenditures in 2009.

At June 30, 2009, we had long-term debt of $140 million and a 11% debt-to-total capitalization ratio. We have $40 million of Senior Notes outstanding, to be repaid in 2009 and 2010 and $100 million outstanding under our $300 million revolving credit facility, which is scheduled to expire in January 2012. The revolving credit facility has short-term interest rates that float with market rates, plus applicable spreads. The amount available under the revolving credit facility can be increased to $450 million upon our agreement with the existing or additional lenders, although we believe this is unlikely in the near-term due to the current condition of the credit markets. In September 2008, we entered into a one-year, unsecured, $85 million term loan agreement. In October, we borrowed the entire $85 million available under the agreement and applied the proceeds to repay borrowings under our revolving credit agreement. During the six months ended June 30, 2009, we prepaid the entire amount of the term loan. We have not guaranteed any debt not reflected on our consolidated balance sheet and do not have any off-balance sheet arrangements, as defined by SEC rules.

In the six-month period ended June 30, 2009, we generated $207 million in cash from operating activities, used $82 million of cash in investing activities and used $88 million of cash in financing activities. We generated $41 million of cash from operating activities in the six-month period ended June 30, 2009 by reducing our accounts receivable. The cash used in investing activities was used for the capital expenditures described above. The cash used in financing activities was used to repay debt.

Results of Operations

We operate in six business segments. The segments are contained within two businesses — services and products provided to the oil and gas industry (“Oil and Gas”) and all other services and products (“Advanced Technologies”). Our Unallocated Expenses are those not associated with a specific business segment.

Consolidated revenue and margin information is as follows:

	For the Three Months Ended			For the Six Months Ended
	June 30, 2009	June 30, 2008	Mar. 31, 2009	June 30, 2009	June 30, 2008
	(dollars in thousands)
Revenue	$450,683	$500,120	$435,100	$885,783	$935,935
Gross margin	110,145	118,290	105,802	215,947	216,956
Operating income	74,298	81,465	69,380	143,678	146,235
Gross margin %	24%	24%	24%	24%	23%
Operating income %	16%	16%	16%	16%	16%

We generate a material amount of our consolidated revenue from contracts for services in the Gulf of Mexico and North Sea, which are usually more active from April through October, as compared to the rest of the year. In the three-month periods ended June 30, 2009, March 31, 2009 and December 31, 2008, Subsea Projects had higher-than-normal revenue due to work made necessary by the 2008 hurricanes, Gustav and Ike, in the Gulf of Mexico. Revenue in our ROV segment is subject to seasonal variations in demand, with our first quarter generally being the low quarter of the year. The level of our ROV seasonality depends on the number of ROVs we have in construction support, which is more seasonal than drilling support. Revenue in each of our Subsea Products, Mobile Offshore Production Systems and Advanced Technologies segments has generally not been seasonal.

Oil and Gas

The table that follows sets forth our revenues and margins for our Oil and Gas business for the periods indicated.

	For the Three Months Ended			For the Six Months Ended
	June 30, 2009	June 30, 2008	Mar. 31, 2009	June 30, 2009	June 30, 2008
	(dollars in thousands)
Remotely Operated Vehicles
Revenue	$160,040	$159,229	$155,598	$315,638	$303,958
Gross margin	56,332	53,068	55,704	112,036	101,697
Gross margin %	35%	33%	36%	35%	33%
Operating income	49,735	45,338	48,796	98,531	86,835
Operating income %	31%	28%	31%	31%	29%
Days available	21,121	19,114	20,671	41,792	38,346
Utilization %	80%	84%	80%	80%	82%

Subsea Products
Revenue	115,587	164,124	114,924	230,511	302,642
Gross margin	29,416	38,185	29,511	58,927	70,779
Gross margin %	25%	23%	26%	26%	23%
Operating income	15,591	25,432	15,788	31,379	46,149
Operating income %	13%	15%	14%	14%	15%
Backlog at the end of the period	350,000	372,000	282,000	350,000	372,000

Subsea Projects
Revenue	63,908	58,790	62,997	126,905	106,404
Gross margin	22,500	20,906	19,394	41,894	34,946
Gross margin %	35%	36%	31%	33%	33%
Operating income	20,259	18,878	17,160	37,419	31,011
Operating income %	32%	32%	27%	29%	29%

Inspection
Revenue	55,746	67,969	49,073	104,819	127,520
Gross margin	10,713	13,776	10,351	21,064	25,363
Gross margin %	19%	20%	21%	20%	20%
Operating income	6,948	9,337	6,630	13,578	16,874
Operating income %	12%	14%	14%	13%	13%

Mobile Offshore Production Systems
Revenue	9,421	10,165	8,766	18,187	20,198
Gross margin	1,441	4,766	2,719	4,160	7,436
Gross margin %	15%	47%	31%	23%	37%
Operating income	1,088	4,341	2,333	3,421	6,595
Operating income %	12%	43%	27%	19%	33%

Total Oil and Gas
Revenue	$404,702	$460,277	$391,358	$796,060	$860,722
Gross margin	120,402	130,701	117,679	238,081	240,221
Gross margin %	30%	28%	30%	30%	28%
Operating income	93,621	103,326	90,707	184,328	187,464
Operating income %	23%	22%	23%	23%	22%

In general, our Oil and Gas business focuses on supplying services and products to the deepwater sector of the offshore market. In the past few years, we have had a high level of demand due to historically high hydrocarbon prices and damage to the oil and gas producing infrastructure in the Gulf of Mexico caused by hurricanes in 2004 and 2005. We experienced a decline in hurricane damage-related repair work in our Subsea Projects segment during the first three quarters of 2008 as we completed these projects, then an increase in this type work in the fourth quarter of 2008 after Hurricanes Gustav and Ike. The damage repair work from the 2008 hurricanes continued into 2009, mitigating our normal first quarter seasonal decline in our Subsea Projects work and results. We expect demand for our Subsea Projects deepwater services to decrease in the second half of 2009.

Our ROV segment revenue reflects the utilization percentages, fleet sizes and average pricing of the respective periods. Operating income was favorably impacted in the three- and six-month periods of 2009 compared to the corresponding periods of the prior year by a decrease in the average operating cost per day of ROV utilization and an increase in the number of days on hire from a larger fleet size. Our operating income increased in the quarter ended June 30, 2009 compared to the immediately preceding quarter from additional ROVs placed in service. We expect our full-year 2009 ROV operating income to be more than 2008, due to increases in fleet size and days on hire and lower operating costs per day.

For the three- and six-month periods of 2009 compared to the corresponding periods of the prior year, our Subsea Products revenue, operating income and operating income margin percentages declined, primarily from lower umbilical plant throughput. Our Subsea Products backlog was $350 million at June 30, 2009 compared to $298 million at December 31, 2008.

Our Subsea Projects operating income was higher in the three- and six-month periods ended June 30, 2009 compared to the corresponding periods of the prior year from higher demand for our shallow water vessel and diving services and deepwater vessel services, and lower drydock expenses. In the second quarter of 2009, we increased our margins over the immediately preceding quarter as we performed more deepwater installation services at higher margins.

Our Inspection revenue and margins were lower in the three- and six-month periods ended June 30, 2009 compared to the corresponding periods of the prior year due to a stronger U.S. dollar relative to the U.K. pound sterling and lower service demand in the North Sea. Second quarter of 2009 revenues increased seasonally over the first quarter.

In June 2009, we sold the Ocean Pensador, a tanker in our Mobile Offshore Production Systems segment that we had been holding for possible conversion, for $7.2 million and recognized a loss of $0.8 million. In the second quarter of 2008, we realized a gain of $2.0 million on the sale of the production barge San Jacinto.

Advanced Technologies

Revenue and margin information is as follows:

	For the Three Months Ended			For the Six Months Ended
	June 30, 2009	June 30, 2008	Mar. 31, 2009	June 30, 2009	June 30, 2008
	(dollars in thousands)
Revenue	$45,981	$39,843	$43,742	$89,723	$75,213
Gross margin	6,768	6,430	4,949	11,717	11,364
Gross margin %	15%	16%	11%	13%	15%
Operating income	3,950	3,335	2,053	6,003	5,440
Operating income %	9%	8%	5%	7%	7%

The growth in Advanced Technologies revenue and margins in the three- and six-month periods ended June 30, 2009 compared to the corresponding periods of the prior year was attributable to the start of our performance under the NASA Constellation Space Suit contract during the first quarter of 2009. The increases of revenue and operating income in the quarter ended June 30, 2009 over the immediately preceding quarter were due to project mix and timing, along with a full quarter of performance under the NASA contract in the second quarter.

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

The table that follows sets forth our Unallocated Expenses for the periods indicated.

	For the Three Months Ended			For the Six Months Ended
	June 30, 2009	June 30, 2008	Mar. 31, 2009	June 30, 2009	June 30, 2008
	(dollars in thousands)
Gross margin expenses	$17,025	$18,841	$16,826	$33,851	$34,629
% of revenue	4%	4%	4%	4%	4%
Operating income expenses	23,273	25,196	23,380	46,653	46,669
% of revenue	5%	5%	5%	5%	5%

Other

The table that follows sets forth our significant financial statement items below the income from operations line.

	For the Three Months Ended			For the Six Months Ended
	June 30, 2009	June 30, 2008	Mar. 31, 2009	June 30, 2009	June 30, 2008
	(in thousands)
Interest income	$91	$77	$135	$226	$208
Interest expense, net of amounts capitalized	(2,208)	(3,503)	(2,381)	(4,589)	(6,812)
Equity earnings of unconsolidated affiliates	766	612	883	1,649	1,453
Other income (expense), net	1,070	1,537	206	1,276	2,611
Provision for income taxes	25,906	28,065	23,878	49,784	50,293

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

We recorded foreign currency transaction gains of $1.0 million and $1.4 million for the three- and six-month periods ended June 30, 2009 and $1.3 million and $2.8 million for the three- and six-month periods ended June 30, 2008 in other income (expense). Those transaction gains are related primarily to the devaluation of the U.S. Dollar against the Brazilian Real.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are currently exposed to certain market risks arising from transactions we have entered into in the normal course of business. These risks relate to interest rate changes and fluctuations in foreign exchange rates. We do not believe these risks are material. We have not entered into any market risk sensitive instruments for speculative or trading purposes. We manage our exposure to interest rate changes primarily through the use of a combination of fixed- and floating-rate debt. See Note 4 of Notes to Consolidated Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2008 for a description of our long-term debt agreements, interest rates and maturities. We have interest rate hedges (designated as cash flow hedging instruments) in place on our $100 million of floating rate debt under our revolving credit facility for the period August 2008 to August 2011. The hedges fix three-month LIBOR at 3.07% until August 2009 and at 3.31% for the period August 2009 to August 2011. We believe that significant interest rate changes would not have a material near-term impact on our future earnings or cash flows. Because we operate in various oil and gas exploration and production regions in the world, we conduct a portion of our business in currencies other than the U.S. dollar. The functional currency for several of our international operations is the applicable local currency. We manage our exposure to changes in foreign exchange rates principally through arranging compensation in U.S. dollars or freely convertible currency and, to the extent possible, by limiting compensation received in other currencies to amounts necessary to meet obligations denominated in those currencies. We use the exchange rates in effect as of the balance sheet date to translate assets and liabilities as to which the functional currency is the local currency, resulting in translation adjustments that we reflect as accumulated other comprehensive income or loss in the shareholders’ equity section of our Consolidated Balance Sheets. We recorded positive adjustments of $34.0 million and $8.5 million to our equity accounts for the six-month periods ended June 30, 2009 and 2008, respectively, to reflect the net impact of the U.S. dollar against various foreign currencies for locations where the functional currency is not the U.S. dollar. Positive adjustments reflect the net impact of the strengthening of various foreign currencies against the U.S. dollar for locations where the functional currency is not the U.S. dollar. Conversely, negative adjustments reflect the effect of a strengthening U.S. dollar. The adjustment in the six months ended June 30, 2009 from December 31, 2008 was principally due to the strengthening of the Norwegian kroner and British pound sterling against the U.S. dollar.

Item 4. Controls and Procedures.

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a–15(e) and 15d–15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2009 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has been no change in our internal control over financial reporting that occurred during the three months ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

(a)	Oceaneering International, Inc. held its Annual Meeting of Shareholders on May 8, 2009. The following matters were voted upon at the Annual Meeting, with the voting results as follows:

(1)	Election of Class II Directors

Nominee	Shares Voted For	Shares With Votes Withheld
John R. Huff	49,445,996	2,254,120
Jerold J. DesRoche	49,212,730	2,487,386

Messrs. T. Jay Collins, Mike Hughes, David S. Hooker and Harris J. Pappas also continued as directors immediately following the Annual Meeting.

(2)	Ratification of the appointment of Ernst & Young LLP as independent auditors for Oceaneering

Shares Voted For	Shares Voted Against	Shares Abstaining
51,387,800	255,832	56,484

Item 6. Exhibits

			Registration or File Number	Form or Report	Report Date	Exhibit Number
*	3.01	Restated Certificate of Incorporation	1-10945	10-K	Dec. 2000	3.01
*	3.02	Certificate of Amendment to Restated Certificate of Incorporation	1-10945	8-K	May 2008	3.1
*	3.03	Amended and Restated Bylaws	1-10945	8-K	Dec. 2007	3.1
	31.01	Rule 13a-14(a)/15d-14(a) Certification by T. Jay Collins, Chief Executive Officer
	31.02	Rule 13a-14(a)/15d-14(a) Certification by Marvin J. Migura, Chief Financial Officer
	32.01	Section 1350 Certification by T. Jay Collins, Chief Executive Officer
	32.02	Section 1350 Certification by Marvin J. Migura, Chief Financial Officer

*	Indicates exhibit previously filed with the Securities and Exchange Commission, as indicated, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OCEANEERING INTERNATIONAL, INC. (Registrant)

August 5, 2009	By:	/s/ T. JAY COLLINS
T. Jay Collins President and Chief Executive Officer

August 5, 2009	By:	/s/ MARVIN J. MIGURA
Marvin J. Migura Senior Vice President and Chief Financial Officer

August 5, 2009	By:	/s/ W. CARDON GERNER
W. Cardon Gerner Vice President and Chief Accounting Officer

Index to Exhibits

			Registration or File Number	Form or Report	Report Date	Exhibit Number
*	3.01	Restated Certificate of Incorporation	1-10945	10-K	Dec. 2000	3.01
*	3.02	Certificate of Amendment to Restated Certificate of Incorporation	1-10945	8-K	May 2008	3.1
*	3.03	Amended and Restated Bylaws	1-10945	8-K	Dec. 2007	3.1
	31.01	Rule 13a-14(a)/15d-14(a) Certification by T. Jay Collins, Chief Executive Officer
	31.02	Rule 13a-14(a)/15d-14(a) Certification by Marvin J. Migura, Chief Financial Officer
	32.01	Section 1350 Certification by T. Jay Collins, Chief Executive Officer
	32.02	Section 1350 Certification by Marvin J. Migura, Chief Financial Officer

*	Indicates exhibit previously filed with the Securities and Exchange Commission, as indicated, and incorporated herein by reference.