Form 10-Q
period 2009-09-30
OCEANEERING INTERNATIONAL INC
filed 2009-11-04
CIK 73756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One) [X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009 OR
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

The number of shares of the registrant’s common stock outstanding as of October 30, 2009 was 54,883,252.

Oceaneering International, Inc.

Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	Sep. 30, 2009	Dec. 31, 2008
	(unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$81,434	$11,200
Accounts receivable, net of allowances for doubtful accounts of $1,222 and $1,492	426,091	446,719
Inventory	228,993	235,582
Other current assets	47,135	54,204

Total Current Assets	783,653	747,705

Property and equipment, at cost	1,529,031	1,351,839
Less accumulated depreciation	759,380	654,409

Net Property and Equipment	769,651	697,430

Other Assets:
Goodwill	130,387	118,706
Investments in unconsolidated affiliates	59,488	63,930
Other	47,461	42,249

Total Other Assets	237,336	224,885

TOTAL ASSETS	$1,790,640	$1,670,020

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$79,078	$92,511
Accrued liabilities	239,053	244,035
Income taxes payable	40,895	20,781

Total Current Liabilities	359,026	357,327

Long-term Debt	120,000	229,000
Other Long-term Liabilities	137,683	116,039
Commitments and Contingencies
Shareholders’ Equity	1,173,931	967,654

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,790,640	$1,670,020

The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(in thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Revenue	$484,036	$515,795	$1,369,819	$1,451,730

Cost of services and products	369,991	388,199	1,039,827	1,107,178

Gross Margin	114,045	127,596	329,992	344,552

Selling, general and administrative expense	37,739	37,899	110,008	108,620

Income from Operations	76,306	89,697	219,984	235,932

Interest income	287	304	513	512

Interest expense, net of amounts capitalized	(1,714)	(3,070)	(6,303)	(9,882)

Equity earnings of unconsolidated affiliates	768	444	2,417	1,897

Other income (expense), net	1,028	(2,887)	2,304	(276)

Income before Income Taxes	76,675	84,488	218,915	228,183

Provision for income taxes	26,836	29,513	76,620	79,806

Net Income	$49,839	$54,975	$142,295	$148,377

Basic Earnings per Share	$0.90	$0.99	$2.58	$2.66

Diluted Earnings per Share	$0.90	$0.98	$2.57	$2.64

The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	For the Nine Months Ended September 30,
	2009	2008
Cash Flows from Operating Activities:

Net income	$142,295	$148,377

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	89,512	82,007
Deferred income tax provision	16,203	34,079
Loss (gain) on sales of property and equipment	2,332	(5,171)
Noncash compensation	4,868	6,001
Distributions from Medusa Spar LLC greater than earnings	4,442	95
Excluding the effects of acquisitions, increase (decrease) in cash from:
Accounts receivable	20,628	(71,600)
Inventory and other current assets	11,985	(49,858)
Other assets	(6,130)	3,349
Currency translation effect on working capital	16,818	(16,147)
Current liabilities	4,093	5,185
Other long-term liabilities	5,430	(2,025)

Total adjustments to net income	170,181	(14,085)

Net Cash Provided by Operating Activities	312,476	134,292

Cash Flows from Investing Activities:

Business acquisitions, net of cash acquired	—	(42,976)
Purchases of property and equipment	(145,051)	(155,451)
Dispositions of property and equipment	8,406	5,586

Net Cash Used in Investing Activities	(136,645)	(192,841)

Cash Flows from Financing Activities:

Net (payments) proceeds from revolving credit, net of expenses	(4,000)	123,000
Payments of Term Loan	(85,000)	—
Payments of 6.72% Senior Notes	(20,000)	(20,000)
Proceeds from issuance of common stock	1,184	1,726
Purchases of treasury stock	—	(54,929)
Excess tax benefits from stock-based compensation	2,219	6,770

Net Cash (Used in) Provided by Financing Activities	(105,597)	56,567

Net Increase (Decrease) in Cash and Cash Equivalents	70,234	(1,982)

Cash and Cash Equivalents — Beginning of Period	11,200	27,110

Cash and Cash Equivalents — End of Period	$81,434	$25,128

The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Basis of Presentation and Significant Accounting Policies

We have prepared these unaudited consolidated financial statements pursuant to instructions for quarterly reports on Form 10-Q, which we are required to file with the Securities and Exchange Commission. These financial statements do not include all information and footnotes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States. These financial statements reflect all adjustments that we believe are necessary to present fairly our financial position at September 30, 2009 and our results of operations and cash flows for the periods presented. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in our annual report on Form 10-K for the year ended December 31, 2008. The results for interim periods are not necessarily indicative of annual results.

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

We evaluated events and transactions through the issuance of these financial statements on November 4, 2009 for possible recognition or disclosure.

Certain amounts from prior periods have been reclassified to conform to the current year presentation.

2.	Investments in Unconsolidated Affiliates

Our investments in unconsolidated affiliates consisted of the following:

	Sep. 30, 2009	Dec. 31, 2008
	(in thousands)
Medusa Spar LLC	$58,141	$62,583
Other	1,347	1,347

Total	$59,488	$63,930

We own a 50% equity interest in Medusa Spar LLC. Medusa Spar LLC owns a 75% interest in a production spar platform in the Gulf of Mexico. Medusa Spar LLC’s revenue is derived from processing oil and gas production for a fee based on the volumes processed through the platform. Medusa Spar LLC financed its acquisition of its 75% interest in the production spar platform using approximately 50% debt and 50% equity from its equity holders. The debt was repaid in 2008. We believe our maximum exposure to loss from our investment in Medusa Spar LLC is our investment. Medusa Spar LLC is a variable interest entity. We are not the primary beneficiary of Medusa Spar LLC because we own 50%, we do not manage the operations of the asset it owns, and another owner guaranteed the revenue stream necessary for Medusa Spar LLC to repay its debt. As we are not the primary beneficiary, we are accounting for our investment in Medusa Spar LLC under the equity method of accounting. Equity earnings from Medusa Spar LLC reflected in our financial statements are after amortization of our initial acquisition costs.

The following are condensed 100% statements of income of Medusa Spar LLC:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
	(in thousands)
Medusa Spar LLC
Condensed Statements of Income
Revenue	$3,950	$3,303	$12,078	$11,997
Depreciation	(2,369)	(2,369)	(7,108)	(7,108)
General and administrative	(17)	(17)	(52)	(100)
Interest	—	—	—	(833)

Net Income	$1,564	$917	$4,918	$3,956

Equity Earnings reflected in our financial statements	$768	$444	$2,417	$1,872

3.	Inventory

Our inventory consisted of the following:

	Sep. 30, 2009	Dec. 31, 2008
	(in thousands)
Parts and components for remotely operated vehicles	$109,245	$104,892
Other inventory, primarily raw materials	119,748	130,690

Total	$228,993	$235,582

We state our inventory at the lower of cost or market. We determine cost using the weighted-average method.

4.	Debt

Our long-term debt consisted of the following:

	Sep. 30, 2009	Dec. 31, 2008
	(in thousands)
6.72% Senior Notes	$20,000	$40,000
Term Loan	—	85,000
Revolving credit	100,000	104,000

Total	$120,000	$229,000

Scheduled maturities of our long-term debt as of September 30, 2009 were as follows:

	6.72% Notes	Revolving Credit	Total
	(in thousands)
Remainder of 2009	$—	$—	$—
2010	20,000	—	20,000
2011	—	—	—
2012	—	100,000	100,000

Total	$20,000	$100,000	$120,000

Maturities through September 30, 2010 are not classified as current as of September 30, 2009 because we are able and intend to extend the maturity by reborrowing under our revolving credit facility, which has a maturity date beyond one year. We capitalized interest charges of less than $0.1 million in each of the nine-month periods ended September 30, 2009 and 2008 as part of construction-in-progress.

We have an interest rate hedge in place on our $100 million of floating rate debt under our revolving credit facility for the period August 2009 to August 2011, designated as a cash flow hedge. The hedge fixes three-month LIBOR at 3.31%. We estimated the fair value of the interest rate hedge and reflected it on our balance sheet as a liability of $4.0 million at September 30, 2009. This liability valuation was arrived at using a discounted cash flow model, which we believe uses Level 2 inputs, which are inputs that are observable for the asset or liability, either directly or indirectly, other than quoted prices in active markets for identical assets or liabilities. Of this liability, $2.1 million relates to interest payments due before September 30, 2010.

5.	Shareholders’ Equity, Earnings per Share and Comprehensive Income

Our shareholders’ equity consisted of the following:

	Sep. 30, 2009	Dec. 31, 2008
	(in thousands)
Common Stock, par value $0.25; 180,000,000 shares authorized; 55,417,044 shares issued	$13,854	$13,854
Treasury Stock, 537,192 and 941,600 shares, at cost	(29,906)	(52,419)
Additional paid-in capital	212,397	224,245
Retained earnings	992,985	850,690
Accumulated other comprehensive loss	(15,399)	(68,716)

Total	$1,173,931	$967,654

In June 2008, the Financial Accounting Standards Board (the “FASB”) issued a staff position on determining whether instruments granted in share-based payment transactions are participating securities, stating that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and, therefore, need to be included in the earnings allocation in computing earnings per share. Certain of our share-based payments contain such rights to dividends or dividend equivalents and are considered participating securities under this staff position. We adopted the staff position as of January 1, 2009, as required. Prior period earnings per share data have been adjusted to conform to this staff position.

The following is a summary of the quarterly and full-year changes to our 2008 earnings per share to conform to the staff position:

	For the Three Months Ended
	Mar. 31	Jun. 30	Sep. 30	Dec. 31	Full Year
Basic earnings per share:

As previously reported	$0.75	$0.95	$1.00	$0.94	$3.63

Adjusted	$0.74	$0.94	$0.99	$0.93	$3.59

Diluted earnings per share:

As previously reported	$0.74	$0.93	$0.99	$0.93	$3.58

Adjusted	$0.73	$0.93	$0.98	$0.92	$3.56

The following table presents our earnings per share calculations as required by the staff position:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
	(in thousands, except per share data)
Basic earnings per share:

Net income per consolidated statements of income	$49,839	$54,975	$142,295	$148,377
Income allocable to participating securities	(350)	(582)	(1,002)	(1,571)

Earnings allocable to common shareholders	$49,489	$54,393	$141,293	$146,806

Basic shares outstanding	54,866	55,087	54,723	55,108

Basic earnings per share	$0.90	$0.99	$2.58	$2.66

Diluted earnings per share:

Net income per consolidated statements of income	$49,839	$54,975	$142,295	$148,377
Income allocable to participating securities	(348)	(579)	(997)	(1,557)

Earnings allocable to diluted common shareholders	$49,491	$54,396	$141,298	$146,820

Diluted shares outstanding	55,058	55,399	54,999	55,592

Diluted earnings per share	$0.90	$0.98	$2.57	$2.64

Comprehensive income is the total of net income and all nonowner changes in equity. The amounts of comprehensive income for the periods indicated are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
	(in thousands)

Net Income per consolidated statements of income	$49,839	$54,975	$142,295	$148,377
Foreign currency translation gains (losses), net	18,998	(49,688)	53,072	(41,167)
Change in pension liability adjustment, net of tax	—	1,043	(183)	(574)
Change in fair value of hedges, net of tax	(340)	(129)	428	(205)

Total	$68,497	$6,201	$195,612	$106,431

Amounts comprising other elements of comprehensive income in Shareholders’ Equity are as follows:

	Sep. 30, 2009	Dec. 31, 2008
	(in thousands)
Accumulated net foreign currency translation adjustments	$(10,417)	$(63,489)
Pension liability adjustment, net of tax	(2,353)	(2,170)
Fair value of hedges, net of tax	(2,629)	(3,057)

Total	$(15,399)	$(68,716)

6.	Income Taxes

During interim periods, we provide for income taxes at our estimated effective tax rate, currently 35%, using assumptions as to (1) earnings and other factors that would affect the tax calculation for the remainder of the year and (2) the operations of foreign branches and subsidiaries that are subject to local income and withholding taxes.

The financial statement recognition of the benefit for a tax position depends on the benefit being more likely than not to be sustainable upon audit by the applicable taxing authority. If this threshold is met, the tax benefit is then measured and recognized at the largest amount that is greater than 50 percent likely to be realized upon ultimate settlement. We account for any applicable interest and penalties on uncertain tax positions as a component of our provision for income taxes on our financial statements. We charged $0.4 million in each of the nine-month periods ended September 30, 2009 and 2008 for penalties and interest taken on our financial statements on uncertain tax positions. Our total liabilities for penalties and interest on uncertain tax positions were $3.6 million on our balance sheet at September 30, 2009. Including penalties and interest, we have accrued a total of $6.2 million in the caption “other long-term liabilities” on our September 30, 2009 balance sheet for unrecognized tax benefits. All additions or reductions to those liabilities affect our effective income tax rate in the periods of change.

We do not believe that the total of our unrecognized tax benefits will significantly increase or decrease in the next 12 months.

We conduct our operations in a number of locations that have varying laws and regulations with regard to income and other taxes, some of which are subject to interpretation. Our tax returns are subject to audit by taxing authorities in multiple jurisdictions. These audits often take years to complete and settle. Since December 31, 2008, there have been the following changes to the earliest tax years open to examination by tax authorities where we have significant operations: United States – to 2006 from 2005; Angola – to 2004 from 2003; Nigeria – to 2003 from 2002; Brazil – to 2004 from 2003; Australia – to 2006 from 2005; and Canada – to 2006 from 2005. Our management believes that adequate provisions have been made for all taxes that ultimately will be payable, although final determination of tax liabilities may differ from our estimates.

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

There are no differences in the basis of segmentation or in the basis of measurement of segment profit or loss from those used in our consolidated financial statements for the year ended December 31, 2008. The following summarizes certain financial data by business segment:

	For the Three Months Ended			For the Nine Months Ended
	Sep. 30, 2009	Sep. 30, 2008	June 30, 2009	Sep. 30, 2009	Sep. 30, 2008
	(in thousands)
Revenue
Oil and Gas
ROVs	$166,010	161,710	$160,040	$481,648	$465,668
Subsea Products	132,748	176,086	115,587	363,259	478,728
Subsea Projects	65,861	59,801	63,908	192,766	166,205
Inspection	57,582	65,336	55,746	162,401	192,856
Mobile Offshore Production Systems	9,960	9,687	9,421	28,147	29,885

Total Oil and Gas	432,161	472,620	404,702	1,228,221	1,333,342
Advanced Technologies	51,875	43,175	45,981	141,598	118,388

Total	$484,036	$515,795	$450,683	$1,369,819	$1,451,730

Gross Margins
Oil and Gas
ROVs	$61,694	$58,764	$56,332	$173,730	$160,461
Subsea Products	27,798	40,612	29,416	86,725	111,391
Subsea Projects	19,274	19,853	22,500	61,168	54,799
Inspection	11,208	12,880	10,713	32,272	38,243
Mobile Offshore Production Systems	2,726	2,974	1,441	6,886	10,410

Total Oil and Gas	122,700	135,083	120,402	360,781	375,304
Advanced Technologies	7,713	5,799	6,768	19,430	17,163
Unallocated Expenses	(16,368)	(13,286)	(17,025)	(50,219)	(47,915)

Total	$114,045	$127,596	$110,145	$329,992	$344,552

Income from Operations
Oil and Gas
ROVs	$53,994	$50,617	$49,735	$152,525	$137,452
Subsea Products	14,054	27,708	15,591	45,433	73,857
Subsea Projects	17,128	17,771	20,259	54,547	48,782
Inspection	7,296	8,170	6,948	20,874	25,044
Mobile Offshore Production Systems	2,355	2,553	1,088	5,776	9,148

Total Oil and Gas	94,827	106,819	93,621	279,155	294,283
Advanced Technologies	4,375	2,883	3,950	10,378	8,323
Unallocated Expenses	(22,896)	(20,005)	(23,273)	(69,549)	(66,674)

Total	$76,306	$89,697	$74,298	$219,984	$235,932

We generate a material amount of our consolidated revenue from contracts for services in the Gulf of Mexico and North Sea, which are usually more active from April through October, as compared to the rest of the year. In the three-month periods ended March 31, 2009 and December 31, 2008, Subsea Projects had higher-than-normal revenue due to work made necessary by the 2008 hurricanes, Gustav and Ike, in the Gulf of Mexico. Revenue in our ROV segment is subject to seasonal variations in demand, with our first quarter generally being the low quarter of the year. The level of our ROV seasonality depends on the number of ROVs we have engaged in construction support, which is more seasonal than drilling support. Revenue in each of our Subsea Products, Mobile Offshore Production Systems and Advanced Technologies segments has generally not been seasonal.

We have continued to grow our Oil and Gas business by making business acquisitions and adding equipment. During the nine months ended September 30, 2009, we invested $145 million, of which $124 million was in our ROV segment.

8.	Stock-Based Compensation

Stock Options

At September 30, 2009, we had 79,950 outstanding stock options, with a weighted average exercise price of $17.74 and an aggregate intrinsic value of $3.2 million. The weighted average remaining contract term of our stock options outstanding at September 30, 2009 was 1.5 years.

As of September 30, 2009, we had no future stock-based compensation expense to be recognized pursuant to stock option grants, as all outstanding stock options are fully vested.

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

For each of the restricted stock units granted in 2006 through 2009, at the earlier of three years after grant or at termination of employment or service, the grantee will be issued a share of our common stock for each common stock unit vested. As of September 30, 2009 and December 31, 2008, totals of 622,325 and 824,750 shares of restricted stock or restricted stock units were outstanding. Each grantee of shares of restricted stock is deemed to be the record owner of those shares during the restriction period, with the right to vote and receive any dividends on those shares. The restricted stock units granted in 2006 through 2008 have no voting rights, but they carry a dividend-equivalent right should we pay dividends on our common stock. The restricted stock units granted in 2009 have no voting or dividend rights.

We estimate that stock-based compensation cost not yet recognized related to shares of restricted stock or restricted stock units, based on their grant-date fair values, was $7.7 million at September 30, 2009. This expense is being recognized on a staged-vesting basis with one year remaining for the awards granted prior to 2006, on a staged-vesting basis over three years for awards made subsequent to 2005 attributable to individuals meeting certain age and years-of-service requirements, and on a straight-line basis over the applicable vesting period of one or three years for the other awards granted subsequent to 2005.

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

In September 2006, the FASB issued a statement on fair value measurements, which defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. The statement applies under other accounting pronouncements that require or permit fair value measurements, except as otherwise specified therein. The effective date for the application of this statement to certain items was deferred to January 1, 2009, and we adopted this statement at that time.

In April 2009, the FASB issued a staff position on interim disclosures about fair value of financial instruments, which requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies. We adopted this staff position as of June 30, 2009, as required. We estimate the fair values of our cash and cash equivalents, accounts receivable, accounts payable and debt under our revolving credit agreement and 6.72% Senior Notes to be approximately equal to their carrying values. Due to their short-term nature, carrying values of our accounts receivable and accounts payable approximate fair market value. The carrying values of cash and cash equivalents and bank borrowings approximate their fair values due to the short maturity of those instruments or the short-term duration of the associated interest rate periods. We estimated the fair value of our $20 million of 6.72% Senior Notes by computing the present value of the future principal and interest payments using a yield-to-maturity interest rate for securities of similar quality and term.

In December 2007, the FASB issued revisions to the accounting principles related to business combinations. The revisions still require purchase accounting in business combinations, but they:

•	require an acquirer to recognize all assets and liabilities acquired at the acquisition date, measured at their fair values as of that date, with limited exceptions;
•	require the expensing of all transaction costs and restructuring charges;
•	require the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities at the full amounts of their fair market values at the acquisition date; and
•

require the acquirer to recognize contingent consideration, including earn-out arrangements, at the acquisition date, measured at its fair value at that date, with subsequent changes to be recognized in earnings.

We adopted these revisions as of January 1, 2009, as required.

In December 2007, the FASB issued a statement regarding noncontrolling interests in consolidated financial statements, which requires that revenue, expenses, gains, losses, net income or loss and other comprehensive income be reported in the consolidated financial statements at the consolidated amounts, and that the amount of net income attributable to the noncontrolling interest (commonly called minority interest) be reported separately in the consolidated statement of income. This statement also requires that the noncontrolling interest in subsidiaries be separately presented in the consolidated balance sheets within equity. These items have not been material to us to date. We adopted this statement as of January 1, 2009, as required.

In March 2008, the FASB issued guidance to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand the effects of these activities on an entity’s financial position, financial performance and cash flows. We adopted the guidance as of January 1, 2009, as required.

In May 2009, the FASB established principles and requirements for subsequent events. In particular, the FASB set forth the period after the balance sheet date during which management of a reporting entity shall evaluate: events or transactions that may occur for potential recognition or disclosure in its financial statements; the circumstances under which it shall recognize events or transactions occurring after the balance sheet date in its financial statements; and the disclosures that it shall make about events or transactions that occurred after the balance sheet date. We adopted these principles and requirements as of June 30, 2009, as required.

In June 2009, the FASB issued an updated accounting principle regarding accounting for variable interest entities, specifically to:

•	require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity;
•

eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity, which was based on determining which enterprise absorbs the majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both;

•	change certain guidance for determining whether an entity is a variable interest entity;
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

•	require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity.

The principle will be effective for our first quarter 2010 financial statements, and earlier adoption is not allowed. We are evaluating the impact of this principle on our financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

All forward-looking statements we make in this quarterly report on Form 10-Q, including, without limitation, statements regarding our expectations about 2009 net income and earnings per share, cash flows and segment results, our plans for future operations (including planned additions to our remotely operated vehicle (“ROV”) fleet and 2009 capital expenditures), the adequacy of our liquidity and capital resources, our anticipated tax rates, seasonality and industry conditions, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to various risks, uncertainties and assumptions, including those we have referred to under the headings “Risk Factors” and “Cautionary Statement Concerning Forward-Looking Statements” in Part I of our annual report on Form 10-K for the year ended December 31, 2008. Although we believe that the expectations reflected in such forward-looking statements are reasonable, because of the inherent limitations in the forecasting process, as well as the relatively volatile nature of the industries in which we operate, we can give no assurance that those expectations will prove to be correct. Accordingly, evaluation of our future prospects must be made with caution when relying on forward-looking information.

The following discussion should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operation” included in our annual report on Form 10-K for the year ended December 31, 2008.

Executive Overview

We generate approximately 90% of our revenue and substantially all of our operating income before Unallocated Expenses from our services and products provided to the oil and gas industry. Compared to the second quarter of 2009, our quarterly net income increased on higher ROV operating income.

For the full year of 2009, we anticipate our diluted earnings per share to be in the range of $3.32 to $3.38, as compared to $3.56 in 2008 (as restated to comply with accounting rules taking effect in 2009, see Note 5 of our Notes to Consolidated Financial Statements contained in Item 1 of this quarterly report on Form 10-Q), with an increase in ROV operating income and decreases in our other oilfield segments’ operating results.

Looking forward, we face uncertainties in the global economy, the level of our customers’ capital spending on deepwater exploration and development and the timing of approved projects, and particularly the timing and order flow rate related to subsea field development (construction) activities. We believe our 2009 earnings will be led by an increase in our ROV segment. We anticipate that we will add 28 to 30 new ROVs during 2009, with five to seven of those to be added in the fourth quarter. Compared to the third quarter of 2009, for the fourth quarter of 2009 we forecast an increase in operating income from ROVs, relatively flat operating income from Subsea Products, and declines in our other business segments.

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

Liquidity and Capital Resources

We consider our liquidity and capital resources adequate to support our existing operations and capital commitments. At September 30, 2009, we had working capital of $425 million, including $81 million of cash and cash equivalents. Additionally, we had $200 million of borrowing capacity available under our revolving credit facility.

Our capital expenditures, including business acquisitions, were $145 million during the first nine months of 2009, as compared to $198 million during the corresponding period of last year. We added 23 new ROVs to our fleet and retired seven during the nine months ended September 30, 2009, resulting in a total of 243 ROVs in the fleet. We plan to add five to seven more new ROVs during the rest of 2009, and these are in the process of being built or installed. Our total ROV segment capital expenditures were $124 million for the first nine months of 2009. Our capital expenditures in the nine months ended September 30, 2008 included $100 million in our ROV segment and $75 million within our Subsea Products segment, of which approximately $40 million was for the acquisition of GTO Subsea AS (“GTO”). GTO is a rental provider of specialized subsea dredging and excavation equipment, including ROV-deployed units, to the offshore oil and gas industry.

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

We had no material contractual commitments for capital expenditures at September 30, 2009. We currently estimate that our total capital expenditures will range from $175 million to $200 million for 2009. We believe our cash provided from operating activities will exceed our capital expenditures in 2009.

At September 30, 2009, we had long-term debt of $120 million and a 9% debt-to-total capitalization ratio. We have $20 million of Senior Notes outstanding, to be repaid in September 2010 and $100 million outstanding under our $300 million revolving credit facility, which is scheduled to expire in January 2012. The revolving credit facility has short-term interest rates that float with market rates, plus applicable spreads. The amount available under the revolving credit facility can be increased to $450 million upon our agreement with the existing or additional lenders, although we believe this is unlikely in the near-term due to the current condition of the credit markets.

In September 2008, we entered into a one-year, unsecured, $85 million term loan agreement. In October 2008, we borrowed the entire $85 million available under the agreement and applied the proceeds to repay borrowings under our revolving credit agreement. During the nine months ended September 30, 2009, we paid the term loan. In September 2009, we entered into a $200 million agreement with Prudential Investment Management, Inc., under which we may, subject to mutual agreement, borrow at fixed rates for up to 13 years with weighted average maturities of no more than 10 years. As of September 30, 2009, we had not borrowed under the agreement with Prudential.

We have not guaranteed any debt not reflected on our consolidated balance sheet and do not have any off-balance sheet arrangements, as defined by SEC rules.

In the nine-month period ended September 30, 2009, we generated $312 million in cash from operating activities, used $137 million of cash in investing activities and used $106 million of cash in financing activities. The cash used in investing activities was used for the capital expenditures described above. The cash used in financing activities was used to repay debt.

Results of Operations

We operate in six business segments. The segments are contained within two businesses — services and products provided to the oil and gas industry (“Oil and Gas”) and all other services and products (“Advanced Technologies”). Our Unallocated Expenses are those not associated with a specific business segment.

Consolidated revenue and margin information is as follows:

	For the Three Months Ended			For the Nine Months Ended
	Sep. 30, 2009	Sep. 30, 2008	June 30, 2009	Sep. 30, 2009	Sep. 30, 2008
	(dollars in thousands)
Revenue	$484,036	$515,795	$450,683	$1,369,819	$1,451,730
Gross margin	114,045	127,596	110,145	329,992	344,552
Operating income	76,306	89,697	74,298	219,984	235,932
Gross margin %	24%	25%	24%	24%	24%
Operating income %	16%	17%	16%	16%	16%

We generate a material amount of our consolidated revenue from contracts for services in the Gulf of Mexico and North Sea, which are usually more active from April through October, as compared to the rest of the year. In the three-month periods ended March 31, 2009 and December 31, 2008, Subsea Projects had higher-than-normal revenue due to work made necessary by the 2008 hurricanes, Gustav and Ike, in the Gulf of Mexico. Revenue in our ROV segment is subject to seasonal variations in demand, with our first quarter generally being the low quarter of the year. The level of our ROV seasonality depends on the number of ROVs we have engaged in construction support, which is more seasonal than drilling support. Revenue in each of our Subsea Products, Mobile Offshore Production Systems and Advanced Technologies segments has generally not been seasonal.

Oil and Gas

The table that follows sets forth our revenues and margins for our Oil and Gas business for the periods indicated.

	For the Three Months Ended			For the Nine Months Ended
	Sep. 30, 2009	Sep. 30, 2008	June 30, 2009	Sep. 30, 2009	Sep. 30, 2008
	(dollars in thousands)
Remotely Operated Vehicles
Revenue	$166,010	$161,710	$160,040	$481,648	$465,668
Gross margin	61,694	58,764	56,332	173,730	160,461
Gross margin %	37%	36%	35%	36%	34%
Operating income	53,994	50,617	49,735	152,525	137,452
Operating income %	33%	31%	31%	32%	30%
Days available	22,011	20,057	21,121	63,803	58,403
Utilization %	79%	84%	80%	80%	83%

Subsea Products
Revenue	132,748	176,086	115,587	363,259	478,728
Gross margin	27,798	40,612	29,416	86,725	111,391
Gross margin %	21%	23%	25%	24%	23%
Operating income	14,054	27,708	15,591	45,433	73,857
Operating income %	11%	16%	13%	13%	15%
Backlog at the end of the period	328,000	334,000	350,000	328,000	334,000

Subsea Projects
Revenue	65,861	59,801	63,908	192,766	166,205
Gross margin	19,274	19,853	22,500	61,168	54,799
Gross margin %	29%	33%	35%	32%	33%
Operating income	17,128	17,771	20,259	54,547	48,782
Operating income %	26%	30%	32%	28%	29%

Inspection
Revenue	57,582	65,336	55,746	162,401	192,856
Gross margin	11,208	12,880	10,713	32,272	38,243
Gross margin %	19%	20%	19%	20%	20%
Operating income	7,296	8,170	6,948	20,874	25,044
Operating income %	13%	13%	12%	13%	13%

Mobile Offshore Production Systems
Revenue	9,960	9,687	9,421	28,147	29,885
Gross margin	2,726	2,974	1,441	6,886	10,410
Gross margin %	27%	31%	15%	24%	35%
Operating income	2,355	2,553	1,088	5,776	9,148
Operating income %	24%	26%	12%	21%	31%

Total Oil and Gas
Revenue	$432,161	$472,620	$404,702	$1,228,221	$1,333,342
Gross margin	122,700	135,083	120,402	360,781	375,304
Gross margin %	28%	29%	30%	29%	28%
Operating income	94,827	106,819	93,621	279,155	294,283
Operating income %	22%	23%	23%	23%	22%

In general, our Oil and Gas business focuses on supplying services and products to the deepwater sector of the offshore market. In the past few years, we have had a high level of demand due to historically high hydrocarbon prices and damage to the oil and gas producing infrastructure in the Gulf of Mexico caused by hurricanes in 2004 and 2005. We experienced a decline in hurricane damage-related repair work in our Subsea Projects segment during the first three quarters of 2008 as we completed these projects, then an increase in this type work in the fourth quarter of 2008 after Hurricanes Gustav and Ike. The damage repair work from the 2008 hurricanes continued into 2009, mitigating our normal first quarter seasonal decline in our Subsea Projects work and results. We expect demand for our Subsea Projects deepwater services to decrease in the fourth quarter of 2009.

Our ROV segment revenue reflects the utilization percentages, fleet sizes and average pricing of the respective periods. Operating income was favorably impacted in the three- and nine-month periods of 2009 compared to the corresponding periods of the prior year by a decrease in the average operating cost per day of ROV utilization and an increase in the number of days on hire from a larger fleet size. Our operating income increased in the quarter ended September 30, 2009 compared to the immediately preceding quarter for the same reasons. We expect our full-year 2009 ROV operating income to be more than 2008, due to increases in fleet size and days on hire and lower operating costs per day.

For the three- and nine-month periods of 2009 compared to the corresponding periods of the prior year, our Subsea Products revenue, operating income and operating income margin percentages declined on lower umbilical plant throughput. Operating income and margin percentages were also adversely affected by $5.5 million of unexpected costs we incurred in the third quarter on two blowout preventer (BOP) control systems that are in the final stages of manufacture. We expect to deliver one of these systems in the fourth quarter of 2009 and the other in the first quarter of 2010. Our Subsea Products backlog was $328 million at September 30, 2009 compared to $298 million at December 31, 2008.

Our Subsea Projects operating income was flat in the third quarter of 2009 compared to the corresponding quarter of the prior year, as higher deepwater activity was offset by lower demand for our shallow water diving services. Our Subsea Projects operating income was higher in the nine-month period ended September 30, 2009 compared to the corresponding period of the prior year from higher demand for our shallow water vessel and diving services and lower drydock expenses. In the third quarter of 2009, our operating income decreased from the immediately preceding quarter as the deepwater Gulf of Mexico vessel market became more competitive and we performed less shallow water diving services.

Our Inspection revenue and margins were lower in the three- and nine-month periods ended September 30, 2009 compared to the corresponding periods of the prior year due to a stronger U.S. dollar relative to the U.K. pound sterling and lower service demand in the North Sea.

In June 2009, we sold the Ocean Pensador, a tanker in our Mobile Offshore Production Systems segment that we had been holding for possible conversion, for $7.2 million and recognized a loss of $0.8 million. During the nine month period ended September 30, 2008, we realized a gain of $2.0 million on the sale of the production barge San Jacinto.

Advanced Technologies

Revenue and margin information is as follows:

	For the Three Months Ended			For the Nine Months Ended
	Sep. 30, 2009	Sep. 30, 2008	June 30, 2009	Sep. 30, 2009	Sep. 30, 2008
	(dollars in thousands)
Revenue	$51,875	$43,175	$45,981	$141,598	$118,388
Gross margin	7,713	5,799	6,768	19,430	17,163
Gross margin %	15%	13%	15%	14%	14%
Operating income	4,375	2,883	3,950	10,378	8,323
Operating income %	8%	7%	9%	7%	7%

The growth in Advanced Technologies operating income in the three-month period ended September 30, 2009 compared to the corresponding period of the prior year was attributable to additional theme park ride work and performance under the NASA Constellation Space Suit contract.

Unallocated Expenses

Our Unallocated Expenses, i.e., those not associated with a specific business segment, within gross margin consist of expenses related to our incentive and deferred compensation plans, including restricted stock units, performance units and bonuses, as well as other general expenses. Our Unallocated Expenses within operating income consist of those expenses within gross margin plus general and administrative expenses related to corporate functions.

The table that follows sets forth our Unallocated Expenses for the periods indicated.

	For the Three Months Ended			For the Nine Months Ended
	Sep. 30, 2009	Sep. 30, 2008	June 30, 2009	Sep. 30, 2009	Sep. 30, 2008
	(dollars in thousands)
Gross margin expenses	$16,368	$13,286	$17,025	$50,219	$47,915
% of revenue	3%	3%	4%	4%	3%
Operating income expenses	22,896	20,005	23,273	69,549	66,674
% of revenue	5%	4%	5%	5%	5%

Other

The table that follows sets forth our significant financial statement items below the income from operations line.

	For the Three Months Ended			For the Nine Months Ended
	Sep. 30, 2009	Sep. 30, 2008	June 30, 2009	Sep. 30, 2009	Sep. 30, 2008
	(in thousands)
Interest income	$287	$304	$91	$513	$512
Interest expense, net of amounts capitalized	(1,714)	(3,070)	(2,208)	(6,303)	(9,882)
Equity earnings of unconsolidated affiliates	768	444	766	2,417	1,897
Other income (expense), net	1,028	(2,887)	1,070	2,304	(276)
Provision for income taxes	26,836	29,513	25,906	76,620	79,806

We own a 50% equity interest in Medusa Spar LLC, which owns a 75% interest in the Medusa Spar production platform in the Gulf of Mexico. Medusa Spar LLC earns revenue on a tariff basis on oil and gas production throughput processed by the spar from the Medusa field and other surrounding areas.

Interest expense for the periods presented reflects lower average interest rates on lower average debt levels in 2009.

We recorded foreign currency transaction gains (losses) of $1.2 million and $2.6 million for the three- and nine-month periods ended September 30, 2009 and ($2.7 million) and $0.1 million for the three- and nine-month periods ended September 30, 2008 in other income (expense). The transaction gains in 2009 related primarily to the devaluation of the U.S. dollar against the Brazilian real. The transaction losses in the nine-month period ended September 30, 2008 related primarily to the strengthening of the U.S. dollar against the Brazilian real.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are currently exposed to certain market risks arising from transactions we have entered into in the normal course of business. These risks relate to interest rate changes and fluctuations in foreign exchange rates. We do not believe these risks are material. We have not entered into any market risk sensitive instruments for speculative or trading purposes. We manage our exposure to interest rate changes primarily through the use of a combination of fixed- and floating-rate debt. See Note 4 of Notes to Consolidated Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2008 for a description of our long-term debt agreements, interest rates and maturities. We have an interest rate hedge (designated as a cash flow hedging instrument) in place on our $100 million of floating rate debt under our revolving credit facility for the period August 2009 to August 2011. The hedge fixes three-month LIBOR at 3.31% for the period August 2009 to August 2011. We believe that significant interest rate changes would not have a material near-term impact on our future earnings or cash flows. Because we operate in various oil and gas exploration and production regions in the world, we conduct a portion of our business in currencies other than the U.S. dollar. The functional currency for several of our international operations is the applicable local currency. We manage our exposure to changes in foreign exchange rates principally through arranging compensation in U.S. dollars or freely convertible currency and, to the extent possible, by limiting compensation received in other currencies to amounts necessary to meet obligations denominated in those currencies. We use the exchange rates in effect as of the balance sheet date to translate assets and liabilities as to which the functional currency is the local currency, resulting in translation adjustments that we reflect as accumulated other comprehensive income or loss in the shareholders’ equity section of our Consolidated Balance Sheets. We recorded positive (negative) adjustments of $53 million and ($41 million) to our equity accounts for the nine-month periods ended September 30, 2009 and 2008, respectively, to reflect the net impact of the U.S. dollar against various foreign currencies for locations where the functional currency is not the U.S. dollar. Positive adjustments reflect the net impact of the strengthening of various foreign currencies against the U.S. dollar for locations where the functional currency is not the U.S. dollar. Conversely, negative adjustments reflect the effect of a strengthening U.S. dollar. The adjustment in the nine months ended September 30, 2009 from December 31, 2008 was principally due to the strengthening of the Norwegian kroner and British pound sterling against the U.S. dollar.

Item 4. Controls and Procedures.

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a–15(e) and 15d–15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2009 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has been no change in our internal control over financial reporting that occurred during the three months ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 6. Exhibits

			Registration or File Number	Form or Report	Report Date	Exhibit Number
*	3.01	Restated Certificate of Incorporation	1-10945	10-K	Dec. 2000	3.01
*	3.02	Certificate of Amendment to Restated Certificate of Incorporation	1-10945	8-K	May 2008	3.1
*	3.03	Amended and Restated Bylaws	1-10945	8-K	Dec. 2007	3.1
*	10.01	Separation and Release Agreement dated as of August 4, 2009 between Oceaneering International, Inc. and Philip D. Gardner	1-10945	8-K	Aug. 2009	10.1
*	10.02	$200,000,000 Private Shelf Facility dated as of September 9, 2009 between Oceaneering International, Inc. and Prudential Investment Management, Inc.	1-10945	8-K	Sep. 2009	10.1
	31.01	Rule 13a-14(a)/15d-14(a) Certification by T. Jay Collins, Chief Executive Officer
	31.02	Rule 13a-14(a)/15d-14(a) Certification by Marvin J. Migura, Chief Financial Officer
	32.01	Section 1350 Certification by T. Jay Collins, Chief Executive Officer
	32.02	Section 1350 Certification by Marvin J. Migura, Chief Financial Officer

*	Indicates exhibit previously filed with the Securities and Exchange Commission, as indicated, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OCEANEERING INTERNATIONAL, INC. (Registrant)

November 4, 2009	By:	/s/ T. JAY COLLINS
T. Jay Collins President and Chief Executive Officer

November 4, 2009	By:	/s/ MARVIN J. MIGURA
Marvin J. Migura Senior Vice President and Chief Financial Officer

November 4, 2009	By:	/s/ W. CARDON GERNER
W. Cardon Gerner Vice President and Chief Accounting Officer

Index to Exhibits

			Registration or File Number	Form or Report	Report Date	Exhibit Number
*	3.01	Restated Certificate of Incorporation	1-10945	10-K	Dec. 2000	3.01
*	3.02	Certificate of Amendment to Restated Certificate of Incorporation	1-10945	8-K	May 2008	3.1
*	3.03	Amended and Restated Bylaws	1-10945	8-K	Dec. 2007	3.1
*	10.01	Separation and Release Agreement dated as of August 4, 2009 between Oceaneering International, Inc. and Philip D. Gardner	1-10945	8-K	Aug. 2009	10.1
*	10.02	$200,000,000 Private Shelf Facility dated as of September 9, 2009 between Oceaneering International, Inc. and Prudential Investment Management, Inc.	1-10945	8-K	Sep. 2009	10.1
	31.01	Rule 13a-14(a)/15d-14(a) Certification by T. Jay Collins, Chief Executive Officer
	31.02	Rule 13a-14(a)/15d-14(a) Certification by Marvin J. Migura, Chief Financial Officer
	32.01	Section 1350 Certification by T. Jay Collins, Chief Executive Officer
	32.02	Section 1350 Certification by Marvin J. Migura, Chief Financial Officer

*	Indicates exhibit previously filed with the Securities and Exchange Commission, as indicated, and incorporated herein by reference.