Form 10-K
period 2009-12-31
OCEANEERING INTERNATIONAL INC
filed 2010-02-24
CIK 73756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number 1-10945

OCEANEERING INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	95-2628227
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

11911 FM 529 Houston, Texas	77041
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (713) 329-4500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.25 par value	New York Stock Exchange

Rights to Purchase Series B Junior Participating Preferred Stock	New York Stock Exchange
(currently traded with Common Stock)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☑  Yes    ☐  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes     ☑  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☑  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☑  No

Aggregate market value of the voting stock held by nonaffiliates of the registrant computed by reference to the closing price of $45.20 of the Common Stock on the New York Stock Exchange as of June 30, 2009, the last business day of the registrant’s most recently completed second quarter: $2,458,501,000

Number of shares of Common Stock outstanding at February 12, 2010: 54,918,702

Documents Incorporated by Reference:

Portions of the proxy statement relating to the registrant’s 2010 annual meeting of shareholders, to be filed on or before April 30, 2010 pursuant to Regulation 14A of the Securities Exchange Act of 1934, are incorporated by reference to the extent set forth in Part III, Items 10-14 of this report.

Oceaneering International, Inc.

Form 10-K

PART I

Item 1.	Business.

GENERAL DEVELOPMENT OF BUSINESS

Oceaneering International, Inc. is a global oilfield provider of engineered services and products primarily to the offshore oil and gas industry, with a focus on deepwater applications. Through the use of its applied technology expertise, Oceaneering also serves the defense and aerospace industries. Oceaneering was organized as a Delaware corporation in 1969 out of the combination of three diving service companies founded in the early 1960s. Since our establishment, we have concentrated on the development and marketing of underwater services and products requiring the use of advanced deepwater technology. We are one of the world’s largest underwater services contractors. The services and products we provide to the oil and gas industry include remotely operated vehicles, built-to-order specialty hardware, engineering and project management, subsea intervention services, nondestructive testing and inspection, manned diving and mobile offshore production systems. We have locations in the United States and 20 other countries. Our international operations, principally in the North Sea, West Africa, Brazil, Australia and Asia, accounted for approximately 53% of our revenue, or $1.0 billion, for the year ended December 31, 2009.

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

ROVs. Prior to 1995, we purchased most of our ROVs, which are submersible vehicles operated from the surface and widely used in the offshore oil and gas industry. However, in response to increased demand for more powerful systems operating in deeper water, we expanded our capabilities and established an in-house facility to design and build work-class ROVs to meet the continued expansion of our ROV fleet. In 2007, we moved our ROV manufacturing operations to a larger facility in Morgan City, LA. This facility consolidated several separate facilities we had in the area. We have built over 200 ROV systems, and we are producing all our new ROVs in-house. For a few years leading into 2005, except for units we have purchased from other ROV operators, we had kept the number of our work-class ROVs at a constant level and built new systems for replacement and upgrade of our existing fleet. In 2004, we completed the acquisition of 34 additional work-class ROVs and related business operations from Stolt Offshore S.A. and 10 work-class ROVs and related equipment and business operations in North and South America from Fugro N.V. During the five-year period ended December 31, 2009, in response to increased demand in the deepwater market, we added 115 ROVs, 112 that we built and three that we purchased from another company, and disposed of 35 ROVs. At December 31, 2009, we owned 248 work-class ROVs.

Subsea Products. Through our Oceaneering Intervention Engineering division, we construct a variety of built-to-order specialty subsea hardware. In 2003, we purchased Rotator AS, a designer and manufacturer of subsea control valves, topside control valves, subsea chemical injection valves and specialty control panels. In 2005, we acquired Grayloc Products, L.L.C. and its subsidiary (together, “Grayloc”), an oil and gas industry supplier of high performance clamp connectors used in production manifold, flowline and valve installations. In 2007, we purchased Ifokus Engineering AS, a designer and manufacturer of specialty subsea products, particularly ROV tooling. In 2008, we purchased GTO Subsea AS (“GTO”), a Norwegian rental provider of specialized subsea dredging equipment, including ROV-deployed units, to the offshore oil and gas industry.

Our Multiflex division provides various types of subsea umbilicals. Offshore operators use umbilicals to control subsea wellhead hydrocarbon flow rates, monitor downhole and wellhead conditions and perform chemical injection. Subsea umbilicals are also used to provide power and additional fluid transfer to other subsea processing hardware, including pumps and gas separation equipment. We entered this market in 1994 through our purchase of the operating subsidiaries of Multiflex International Inc. During 1998, we constructed an umbilical plant in Brazil and relocated, modernized and increased the capabilities, including the production of steel tube umbilicals, of our umbilical manufacturing facility in Scotland. During 2004, we moved our U.S. facility to a new location, which has additional capacity and the capability of producing steel tube umbilicals, and added limited steel tube capability to our plant in Brazil. In 2006, we increased the thermoplastic umbilical capability at our Scotland facility.

Subsea Projects. Our Subsea Projects segment consists of our subsea installation, inspection, maintenance and repair services, primarily in the U.S. Gulf of Mexico, utilizing a fleet of three owned and two chartered dynamically positioned deepwater vessels with integrated high-specification work-class ROVs onboard, and shallow water diving vessels and assets. The deepwater vessels are equipped with thrusters that allow them to be dynamically positioned, which means they can maintain a constant position at a location without the use of anchors. They are used in pipeline or flowline tie-ins, pipeline crossings and subsea hardware interventions and installations. These vessels can carry and install coiled tubing or umbilicals required to bring subsea well completions into production (tie-back to production facilities). In 2008, we moved one of our dynamically-positioned vessels, The Performer, to Angola to work under a one-year contract, which we now anticipate will end in early 2010. We occasionally charter vessels from others to augment our fleet. In 2006, we chartered a larger deepwater vessel, the Ocean Intervention III, for three years, with extension options for up to six additional years. The initial three-year term of the charter began in May 2007. We also chartered an additional larger deepwater vessel, the Olympic Intervention IV, for an initial term of five years, which began in the third quarter of 2008. We outfitted each of these larger deepwater vessels with two of our high-specification work-class ROVs, and we have been utilizing these vessels to perform subsea hardware installation and inspection, repair and maintenance projects, and to conduct well intervention services in the ultra-deep waters of the U.S. Gulf of Mexico.

Inspection. Our Inspection segment provides nondestructive testing and inspection and integrity management and assessment services. We supply inspection services to customers required to obtain third-party inspections to satisfy contractual structural specifications, internal safety standards or regulatory requirements. In 2003, we acquired OIS International Inspection plc. This acquisition approximately tripled the size of our Inspection services.

Mobile Offshore Production Systems. We own the Ocean Legend, a mobile offshore production system, which has been operating offshore Western Australia since 2001. We sold our floating production, storage and offloading system, the Ocean Producer, in December 2009. It had been operating off West Africa since 1991.

In 2003, we purchased a 50% equity interest in Medusa Spar LLC, which owns 75% of a production spar platform. Medusa Spar LLC’s revenue is derived from processing oil and gas production for a fee based on the volumes processed. The spar is currently located on the Medusa field in the U.S. Gulf of Mexico. Medusa Spar LLC has a contract covering production from the Medusa field and other nearby areas. Medusa Spar LLC financed its acquisition of its 75% interest in the production spar platform using approximately 50% debt and 50% equity from its equity holders. Medusa Spar LLC paid off the debt in 2008. For additional information regarding our interest in Medusa Spar LLC, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Results of Operations – Other” in Item 7 of Part II of this report.

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

FINANCIAL INFORMATION ABOUT SEGMENTS

For financial information about our business segments, please see the tables in Note 7 of the Notes to Consolidated Financial Statements in this report, which present revenue, income from operations, depreciation and amortization expense, equity earnings of unconsolidated affiliates and capital expenditures for 2009, 2008 and 2007, and identifiable assets and goodwill by business segment as of December 31, 2009 and 2008.

DESCRIPTION OF BUSINESS

Oil and Gas

Our Oil and Gas business consists of ROVs, Subsea Products, Subsea Projects, Inspection and Mobile Offshore Production Systems.

ROVs. ROVs are submersible vehicles operated from the surface. We use our ROVs in the offshore oil and gas industry to perform a variety of underwater tasks, including drill support, installation and construction support, pipeline inspection and surveys, and subsea production facility operation and maintenance. Work-class ROVs may be outfitted with manipulators, sonar, video cameras, specialized tooling packages and other equipment or features to facilitate the performance of specific underwater tasks. At December 31, 2009, we owned 248 work-class ROVs. We believe we operate the largest fleet of ROVs in the world. We also believe we are the industry leader in providing ROV services for drill support and construction and field maintenance.

ROV revenue:

	Amount	Percent of Total Revenue
	(in thousands)
2009	$649,228	35%
2008	625,921	32%
2007	531,381	30%

Subsea Products. We construct a variety of built-to-order specialty subsea hardware to ISO 9001 quality requirements. These products include:

•	various types of subsea umbilicals utilizing thermoplastic hoses and steel tubes;

•	ROV tooling and work packages;

•	production control equipment;

•	installation and workover control systems;

•	clamp connectors;

•	pipeline repair systems;

•	subsea and topside control valves;

•	subsea chemical injection valves; and

•	blowout preventer control systems.

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

Subsea Products revenue:

	Amount	Percent of Total Revenue
	(in thousands)
2009	$487,726	27%
2008	649,857	33%
2007	521,937	30%

Subsea Projects. We perform subsea intervention and hardware installation services, primarily in the U.S. Gulf of Mexico, from three owned and two chartered multiservice deepwater vessels. These services include: subsea well tie-backs; pipeline/flowline tie-ins and repairs; pipeline crossings; umbilical and other subsea equipment installations; subsea intervention; and inspection, repair and maintenance activities.

We supply commercial diving services to the oil and gas industry in the U.S. Gulf of Mexico using the traditional techniques of air, mixed gas and saturation diving, all of which use surface-supplied breathing gas. We do not use traditional diving techniques in water depths greater than 1,000 feet. We also use atmospheric diving systems, which enclose the operator in a surface pressure diving suit, in water depths up to 2,300 feet.

Subsea Projects revenue:

	Amount	Percent of Total Revenue
	(in thousands)
2009	$241,393	13%
2008	256,517	13%
2007	257,752	15%

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

Inspection revenue:

	Amount	Percent of Total Revenue
	(in thousands)
2009	$216,140	12%
2008	249,109	12%
2007	219,686	13%

Mobile Offshore Production Systems. We own the Ocean Legend, a mobile offshore production system, which has been operating offshore Western Australia since 2001. We sold our floating production, storage and offloading system, the Ocean Producer, in December 2009. It had been operating off West Africa since 1991.

We also undertake engineering and project management of projects related to mobile offshore production systems and perform engineering studies for customers evaluating field development projects.

We own a 50% equity interest in Medusa Spar LLC, which owns 75% of a production spar platform. Medusa Spar LLC’s revenue is derived from processing oil and gas production for a fee, based on the volumes processed. The spar is currently located on the Medusa field in the U.S. Gulf of Mexico. Medusa Spar LLC has a contract covering production from the Medusa field and other nearby areas. We report our interest in this entity’s results in equity earnings of unconsolidated affiliates.

Mobile Offshore Production Systems revenue:

	Amount	Percent of Total Revenue
	(in thousands)
2009	$33,214	2%
2008	39,274	2%
2007	50,103	3%

Advanced Technologies

Our Advanced Technologies segment provides engineering services and related manufacturing to meet a variety of industrial requirements, including ship and submarine husbandry, search and recovery, maintenance and repair, commercial theme park equipment and engineering services and products for the space industry.

We work for customers having specialized requirements in underwater or other hazardous environments outside the oil and gas industry. We provide support for the U.S. Navy, including underwater operations, data analysis, development of ocean-related computer software, and the design and development of new underwater tools and systems. We also install and maintain mechanical systems for the Navy’s surface ships, submarines, piers, offshore structures and moorings. We provide products and services to NASA and aerospace prime contractors. We manage the underwater activities for astronaut training at NASA’s Neutral Buoyancy Laboratory and lead the development of a new Constellation Space Suit System. Our NASA-related activities substantially depend on continued government funding for space programs.

Advanced Technologies revenue:

	Amount	Percent of Total Revenue
	(in thousands)
2009	$194,380	11%
2008	156,743	8%
2007	162,221	9%

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

Major Customers. Our top five customers in 2009, 2008 and 2007 accounted for 27%, 31% and 36%, respectively, of our consolidated revenue. All of our top five customers were oil and gas exploration and production companies served by our Oil and Gas business segments. In 2009 and 2008, no single customer accounted for more than 10% of our consolidated revenue. In 2007, BP plc and subsidiaries accounted for 14% of our revenue. While we do not depend on any one customer, the loss of one of our significant customers could, at least on a short-term basis, have an adverse effect on our results of operations and cash flows.

RAW MATERIALS

Most of the raw materials we use in our manufacturing operations, such as steel in various forms, electronic components and plastics, are available from many sources. However, some components we use to manufacture subsea umbilicals are available from limited sources. We can offer alternative materials or technologies in many cases with the exception of certain kinds of steel tube, where we are limited in the number of available suppliers, which depends on the requisite approval of our customers. While we have experienced some level of difficulty in obtaining certain kinds of steel tube in the past due to global demand outstripping capacity, an increase in supplier capacity, coupled with a drop in global demand, has resolved this issue, and we believe the situation is unlikely to recur in the near future. Additionally, the availability of certain grades of aramid fibers, which we use in the manufacture of our thermoplastic umbilicals, has been limited from time to time due to demand for military use. Presently, we are not experiencing such a shortage, and we do not anticipate a shortage in the foreseeable future.

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

ROVs. We believe we are the world’s largest owner/operator of work-class ROVs employed in oil and gas related operations. We own 248 work-class ROVs, and estimate that this represents approximately 35% of the work-class ROVs utilized in the oil and gas service industry. We compete with several major companies on a worldwide basis and with numerous others operating locally in various areas. We have fewer competitors in deeper water depths, where more sophisticated equipment and technology is needed.

Competition for ROV services historically has been based on equipment availability, location of or ability to deploy the equipment, quality of service and price. The relative importance of these factors can vary over time based on market conditions. The ability to develop improved equipment and techniques and to attract and retain skilled personnel is also an important competitive factor in our markets.

Subsea Products. There are many competitors offering specialized products. We are one of several companies that compete on a worldwide basis for the provision of thermoplastic and steel tube subsea control umbilicals, and compared to current market demand, we are faced with overcapacity in the umbilical manufacturing market.

Subsea Projects. We perform subsea intervention and hardware installation services, primarily in the U.S. Gulf of Mexico, from three owned and two chartered multiservice deepwater vessels. We are one of many companies that offer these services. In general, our competitors can move their vessels to the Gulf of Mexico from other locations with relative ease. We also have many competitors that supply commercial diving services to the oil and gas industry in the Gulf of Mexico.

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

SEASONALITY AND BACKLOG

A material amount of our consolidated revenue is generated from contracts for marine services in the U.S. Gulf of Mexico and the North Sea, which are usually more active from April through November compared to the rest of the year. Although most of our ROVs are engaged in providing drill support services, we have increased our ROV activity in offshore construction and production field maintenance. This change has increased the level of seasonality in our ROV operations, with the low point expected to be in the first quarter of the year. Our Inspection segment’s operations remain more active from April through November as compared to the rest of the year. Revenues in our Mobile Offshore Production Systems, Subsea Products and Advanced Technologies segments are generally not seasonal.

The amounts of backlog orders we believed to be firm as of December 31, 2009 and 2008 were as follows (in millions):

	As of December 31, 2009		As of December 31, 2008
	Total	1 + yr*	Total	1 + yr*
Oil and Gas
ROVs	$942	$493	$938	$536
Subsea Products	321	77	298	39
Subsea Projects	59	—	103	—
Inspection	226	86	250	132
Mobile Offshore Production Systems	6	—	6	—

Total Oil and Gas	1,554	656	1,595	707
Advanced Technologies	137	22	86	5

Total	$1,691	$678	$1,681	$712

*	Represents amounts that were not expected to be performed within one year.

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

REGULATION

Our operations are affected from time to time and in varying degrees by foreign and domestic political developments and foreign, federal and local laws and regulations, including those relating to:

•	operating from and around offshore production and marine facilities;

•	national preference for local equipment and personnel;

•	marine vessel safety;

•	protection of the environment;

•	workplace health and safety;

•	taxation of earnings and earnings of expatriate personnel;

•	license requirements for exportation of our equipment and technology; and

•	currency conversion and repatriation.

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

Environmental laws and regulations that apply to our operations include the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act (each, as amended) and similar laws that provide for responses to, and liability for, releases of hazardous substances into the environment. Environmental laws and regulations also include similar foreign, state or local counterparts to the above-mentioned federal laws, which regulate air emissions, water discharges, hazardous substances and waste, and require public disclosure related to the use of various hazardous substances. Our operations are also governed by laws and regulations relating to workplace safety and worker health, primarily, in the United States, the Occupational Safety and Health Act and regulations promulgated thereunder.

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

Our quality management systems are registered as being in conformance with ISO 9001:2000 and cover:

•	all our Oil and Gas products and services in the United Kingdom and Norway;

•	our Remotely Operated Vehicle operations in Brazil and Canada;

•	our Inspection operations in the Western Hemisphere and Abu Dhabi;

•	our Subsea Projects operations, except for shallow water diving;

•	our Subsea Products segment; and

•	the Oceaneering Space Systems, Oceaneering Technologies, Entertainment and Marine Services units of our Advanced Technologies segment.

ISO 9001 is an internationally recognized system for quality management established by the International Standards Organization, and the 2000 edition emphasizes customer satisfaction and continual improvement.

EMPLOYEES

As of December 31, 2009, we had approximately 7,900 employees. Our workforce varies seasonally and peaks during the summer months. We consider our relations with our employees to be satisfactory.

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

For financial information about our geographic areas of operation, please see the tables in Note 7 of the Notes to Consolidated Financial Statements in this report, which present revenue for 2009, 2008 and 2007 and long-lived assets as of December 31, 2009 and 2008 attributable to each of our major geographic areas. For a discussion of risks attendant to our foreign operations, see the discussion in Item 1A, “Risk Factors” under the heading “Our international operations involve additional risks not associated with domestic operations.”

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

EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers. The following information relates to our executive officers as of February 22, 2010:

NAME	AGE	POSITION	OFFICER SINCE	EMPLOYEE SINCE
T. Jay Collins	63	President and Chief Executive Officer and Director	1993	1993

M. Kevin McEvoy	59	Executive Vice President and Chief Operating Officer	1990	1979

Marvin J. Migura	59	Senior Vice President and Chief Financial Officer	1995	1995

George R. Haubenreich, Jr.	62	Senior Vice President, General Counsel and Secretary	1988	1988

Kevin F. Kerins	56	Senior Vice President, ROVs	2006	1978

W. Cardon Gerner	55	Vice President and Chief Accounting Officer	2006	2006

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

T. Jay Collins, President and Chief Executive Officer, joined Oceaneering in 1993 as Senior Vice President and Chief Financial Officer. In 1995, he was appointed Executive Vice President – Oilfield Marine Services. He was appointed our President and Chief Operating Officer in 1998 and our Chief Executive Officer in 2006. He was elected a director of Oceaneering in 2002.

M. Kevin McEvoy, Executive Vice President and Chief Operating Officer, joined Oceaneering in 1984 when we acquired Solus Ocean Systems, Inc. Since 1984, he has held various senior management positions in each of our operating groups. He was appointed a Vice President in 1990, a Senior Vice President in 1998, Executive Vice President in 2006 and to the additional office of Chief Operating Officer in February 2010.

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

George R. Haubenreich, Jr., Senior Vice President, General Counsel and Secretary, joined Oceaneering in 1988.

Kevin F. Kerins, Senior Vice President, ROVs, joined Oceaneering in 1978. Since 1978, he has held a variety of positions of responsibility in ROV operations, marketing and administration in various geographic locations. He was appointed Vice President, Eastern Region ROVs in 2003, Vice President and General Manager, ROVs in 2006 and Senior Vice President, ROVs in August 2009.

W. Cardon Gerner, Vice President and Chief Accounting Officer, joined Oceaneering in 2006. From 1999 to 2006, he held various financial positions with Service Corporation International, a global provider of death-care services, serving as Vice President Accounting from 2002 to 2006. He also served as Senior Vice President and Chief Financial Officer of Equity Corporation International 1995 to 1999. He is a Certified Public Accountant.

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

A significant portion of our revenue is attributable to operations in foreign countries. These activities accounted for approximately 53% of our consolidated revenue in 2009. Risks associated with our operations in foreign areas include risks of:

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

Our exposure to the risks we described above varies from country to country. In recent periods, political instability and civil unrest in West Africa, particularly Nigeria and Indonesia, have been our greatest concerns. There is a risk that a continuation or worsening of these conditions could materially and adversely impact our future business, operations, financial condition and results of operations. Of our total consolidated revenue for 2009, we generated approximately 15% from our operations in West Africa.

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

A global financial crisis could impact our business and financial condition in ways that we currently cannot predict.

A recurrence of the credit crisis and related turmoil in the global financial system that occurred in 2008 and 2009 could have an impact on our business and our financial condition. In particular, the cost of capital increased substantially while the availability of funds from the capital markets diminished significantly. Although the capital markets have recovered some stability, in a recurrence our ability to access the capital markets in the future could be restricted or be available only on terms we do not consider favorable. Limited access to the capital markets could adversely impact our ability to take advantage of business opportunities or react to changing economic and business conditions and could adversely impact our ability to continue our growth strategy. Ultimately we could be required to reduce our future capital expenditures substantially. Such a reduction could have a material adverse effect on our business and our consolidated financial condition, results of operations and cash flows. A recurrence of such a global financial crisis could have further impacts on our business that we currently cannot predict or anticipate.

A global financial crisis or economic recession could have an impact on our suppliers and our customers, causing them to fail to meet their obligations to us, which could have a material adverse effect on our revenue, income from operations and cash flows.

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

Our businesses operate in highly competitive industry segments. Some of our competitors or potential competitors have greater financial or other resources than we have. Our operations may be adversely affected if our current competitors or new market entrants introduce new products or services with better features, performance, prices or other characteristics than those of our products and services. This factor is significant to our segments’ operations, particularly in the segments within our Oil and Gas business, where capital investment is critical to our ability to compete.

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

In addition, we have adopted a shareholder rights plan that would cause extreme dilution to any person or group who attempts to acquire a significant interest in Oceaneering without advance approval of our board of directors. Also, the Delaware General Corporation Law imposes restrictions on mergers and other business combinations between us and any holder of 15% or more of our outstanding common stock.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

We maintain office, shop and yard facilities in various parts of the world to support our operations. We consider these facilities, which we describe below, to be suitable for their intended use. In these locations, we typically own or lease office facilities for our administrative and engineering staff, shops equipped for fabrication, testing, repair and maintenance activities and warehouses and yard areas for storage and mobilization of equipment to work sites. All sites are available to support any of our business segments as the need arises. The groupings that follow associate our significant offices with the primary business segment they serve.

Oil and Gas. In general, our ROV, Subsea Projects and Inspection segments share facilities. Our location in Morgan City, Louisiana is the largest of these facilities and consists of ROV manufacturing and training facilities, vessel docking facilities, open and covered warehouse space and offices. The Morgan City facilities primarily support operations in the United States. We have regional support offices for our North Sea, West Africa, Brazil and Southeast Asia operations in: Aberdeen, Scotland; Stavanger, Norway; Dubai, U.A.E.; Macaé, Brazil; and Singapore. We also have operational bases in various other locations, the most significant of which are in Angola, Nigeria and India.

We use workshop and office space in Houston, Texas in both our Subsea Products and Mobile Offshore Production Systems business segments. Our manufacturing facilities for our Subsea Products segment are located in or near: Houston, Texas; Panama City, Florida; Edinburgh, Scotland; Nodeland, Norway; and Rio de Janeiro, Brazil. Each of these manufacturing facilities is suitable for its intended purpose and has sufficient capacity to respond to increases in demand for our subsea products that may be reasonably anticipated in the foreseeable future. The Panama City, Florida facility was completed in 2004, and has since added the additional capability to produce steel tube umbilicals. We also added limited steel tube capability to our plant in Brazil during 2004 and significantly increased our thermoplastic capability in Scotland in 2006. Operations of the Ocean Legend are supported from our office in Perth, Australia.

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

No matter was submitted to a vote of our security holders, through the solicitation of proxies or otherwise, during the last three months of the year ended December 31, 2009.

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

Our common stock is listed on the New York Stock Exchange under the symbol OII. We submitted to the New York Stock Exchange during 2009 a certification of our Chief Executive Officer regarding compliance with the Exchange’s corporate governance listing standards. We also included as exhibits to this annual report on Form 10-K, as filed with the SEC, the certifications of our Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002.

The following table sets out, for the periods indicated, the high and low sales prices for our common stock as reported on the New York Stock Exchange (consolidated transaction reporting system):

	2009		2008
	High	Low	High	Low
For the quarter ended:
March 31	$41.62	$27.78	$76.40	$54.37
June 30	55.55	35.34	82.49	60.63
September 30	60.70	39.91	78.22	49.00
December 31	60.90	50.14	52.10	18.05

On February 12, 2010, there were 397 holders of record of our common stock. On that date, the closing sales price, as quoted on the New York Stock Exchange, was $54.45. We have not made any common stock dividend payments since 1977, and we currently have no plans to pay cash dividends. Our credit agreements contain restrictions on the payment of dividends. See Note 5 of Notes to Consolidated Financial Statements included in this report.

We did not repurchase any shares of our common stock in 2009. We repurchased 986,400 shares of our common stock for $54.9 million in 2008.

In February 2010, our Board of Directors approved a plan to repurchase up to 6,000,000 shares of our common stock.

EQUITY COMPENSATION PLAN INFORMATION

The following presents equity compensation plan information as of December 31, 2009:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	41,000	$16.90	1,690,234
Equity compensation plans not approved by security holders	—		—

Total	41,000	$16.90	1,690,234

At December 31, 2009, there were: (1) no shares of Oceaneering common stock under equity compensation plans not approved by security holders available for grant; and (2) 1,690,234 shares of Oceaneering common stock under equity compensation plans approved by security holders available for grant, in the form of stock options, stock appreciation rights or stock awards, subject to no more than a remaining 404,034 shares being used for awards other than stock options or stock appreciation rights to employees and nonemployee directors of Oceaneering. In light of the expense recognition requirements effective as of January 1, 2006, the Compensation Committee of our Board of Directors has expressed its intention to refrain from using stock options as a component of employee compensation for our executive officers and other employees for the foreseeable future. Additionally, our Board of Directors has expressed its intention to refrain from using stock options as a component of nonemployee director compensation for the foreseeable future. For a description of the material features of each of these plans, see Note 8 of Notes to Consolidated Financial Statements.

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

Results of Operations:

	Year Ended December 31,
(in thousands, except per share amounts)	2009	2008	2007	2006	2005
Revenue	$1,822,081	$1,977,421	$1,743,080	$1,280,198	$998,543
Cost of services and products	1,384,355	1,512,621	1,329,795	984,077	819,263

Gross margin	437,726	464,800	413,285	296,121	179,280
Selling, general and administrative expense	145,610	147,242	123,662	101,785	85,211

Income from operations	$292,116	$317,558	$289,623	$194,336	$94,069

Net income	$188,353	$199,386	$180,374	$124,494	$62,680
Diluted earnings per share	3.40	3.56	3.22	2.26	1.17
Depreciation and amortization, including impairment charge in 2008	122,945	115,029	93,776	80,456	79,613
Capital expenditures, including business acquisitions	175,021	252,277	233,795	193,842	142,269

Other Financial Data:

	As of December 31,
(in thousands, except ratios)	2009	2008	2007	2006	2005
Working capital ratio	2.25	2.09	1.98	1.87	1.77
Working capital	$485,592	$390,378	$331,594	$243,939	$171,566
Total assets	1,880,287	1,670,020	1,531,440	1,242,022	989,568
Long-term debt	120,000	229,000	200,000	194,000	174,000
Shareholders’ equity	1,224,323	967,654	915,310	696,764	536,118

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements in this annual report on Form 10-K, including, without limitation, statements regarding the following matters are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995:

•	our business strategy;

•	our plans for future operations;

•	industry conditions;

•

our expectations about 2010 earnings per share and segment operating results, and the factors underlying those expectations, including our expectations about demand for our deepwater oilfield services and products as a result of the factors we specify in the “Overview” below;

•	projections relating to subsea tree orders;

•	the adequacy of our liquidity and capital resources to support our operations and internally-generated growth initiatives;

•	our projected capital expenditures for 2010;

•	the adequacy of our accruals for uninsured expected liabilities from workers’ compensation, maritime employer’s liability and general liability claims;

•	our expectation that our total unrecognized tax benefits will not significantly increase or decrease in the next 12 months;

•	our expectations about the cash flows from our investment in Medusa Spar LLC, and the factors underlying those expectations;

•	our expectations regarding 2010 operating income for each of our segments and the factors underlying those expectations;

•	our backlog; and

•	our expectations regarding the effect of inflation in the near future.

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

Overview

The table that follows sets out our revenue and profitability for 2009, 2008 and 2007.

	Year Ended December 31,
(dollars in thousands)	2009	2008	2007
Revenue	$1,822,081	$1,977,421	$1,743,080
Gross Margin	437,726	464,800	413,285
Gross Margin %	24%	24%	24%
Operating Income	292,116	317,558	289,623
Operating Income %	16%	16%	17%
Net Income	188,353	199,386	180,374

During 2009, we generated approximately 89% of our revenue, and 97% of our operating income, from our services and products provided to the oil and gas industry. In 2009, our revenue decreased by 8%, with the largest decreases in our Subsea Products (25%) and Inspection (13%) segments. Our Subsea Products segment revenue decreased primarily from lower umbilical plant throughput. Our Inspection segment revenue decreased from lower demand for those services and the impact of a stronger U.S. dollar against the U.K pound sterling. Our ROV segment revenue increased 4%, as a result of a growth in days on hire for our larger work-class fleet.

The $188.4 million consolidated net income we earned in 2009 was the second highest in our history. The $11.0 million decrease from 2008 net income was attributable to a lower profit contribution from our Subsea Products segment, which had $36 million less operating income on $162 million less revenue. The lower revenue and operating income was primarily in our umbilical operations.

In 2009, we invested in the following major capital projects:

•	additions of work-class ROVs, including 30 new vehicles placed into service during the year;

•	expenditures to build our own facility to produce control umbilicals for our ROVs; and

•	expansion of our specialty products business in foreign markets.

For 2010, the International Energy Agency forecasts a global surplus supply of oil due to a reduction in demand stemming from the 2009 global economic recession. We therefore anticipate some deepwater construction projects will continue to be delayed until there is a meaningful recovery in hydrocarbon demand. We believe, however, that deepwater drilling activity will continue growing in 2010, as floating rigs currently under construction are added to the worldwide fleet. We believe the trend for our customers to increasingly invest in deepwater projects will continue. Our belief is based on the length of time needed to plan and execute deepwater projects, and the long-term outlook for oil and gas supply, which includes limited non-OPEC supply growth, rapid reservoir depletion rates and eventually increasing hydrocarbon demand.

We expect our 2010 diluted earnings per share to be in the range of $3.25 to $3.55, as compared to $3.40 in 2009, with an increase in operating income in our ROV and Subsea Products segments and decreases in our Subsea Projects and MOPS segments. We anticipate ROV operating income to increase in 2010 as a result of a higher average fleet size and our Subsea Products operating income to increase from higher revenue, manufacturing efficiencies and better job execution.

We use our ROVs in the offshore oil and gas industry to perform a variety of underwater tasks, including drill support, installation and construction support, pipeline inspection and surveys and subsea production facility inspection, repair and maintenance. The largest percentage of our ROVs has historically been used to provide drill support services. Therefore, the number of floating drilling rigs on hire is a leading market indicator for this business. The following table shows average floating rigs on hire and our ROV utilization.

	2009	2008	2007
Average number of floating rigs	208	201	196
ROV days on hire (in thousands)	69	65	63
ROV utilization	79%	82%	87%

Demand for floating rigs is our primary driver of future growth prospects. According to industry data published by ODS-Petrodata, at the end of 2009, there were 235 floating drilling rigs in the world, with 90% of the rigs under contract and 70% of the rigs contracted through 2010. Seventy-four additional floating rigs were on order and scheduled to be delivered through 2012, and 45 of these have been contracted long-term, for an average term of approximately seven years. We estimate 30 to 35 floating rigs will be placed in service during 2010, and we have ROV contracts on 17 of those to supply 18 ROVs. Competitors have the ROV contracts on six rigs, leaving seven to 12 contract opportunities, and we are pursuing all of those.

In addition to floating rig demand, subsea tree completions are another leading indicator of the strength of the deepwater market and the primary demand driver for our Subsea Products lines. According to industry data published by Quest Offshore Resources, Inc., there were less than 600 subsea completions before 1990, approximately 1,100 in the decade of the 1990s, approximately 2,700 in the decade of the 2000s, and Quest forecasts over 4,100 for the decade of the 2010s. Additionally, the projected global market for subsea tree orders is expected to increase 40% in the 2010-2014 time period compared to the previous five years.

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

We account for significant fixed-price contracts, which we enter into mainly in our Subsea Products segment, and occasionally in our Subsea Projects and Advanced Technologies segments, using the percentage-of-completion method. In 2009, we accounted for 12% of our revenue using the percentage-of-completion method. In determining whether a contract should be accounted for using the percentage-of-completion method, we consider whether:

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

Long-lived Assets. We evaluate our property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be appropriate. We base these evaluations on a comparison of the assets’ carrying values to forecasts of undiscounted cash flows associated with the assets or quoted market prices. If an impairment has occurred, we recognize a loss for the difference between the carrying amount and the fair value of the asset. Our expectations regarding future sales and undiscounted cash flows are highly subjective, cover extended periods of time and depend on a number of factors outside our control, such as changes in general economic conditions, laws and regulations. Accordingly, these expectations could differ significantly from year to year. In 2008, we recorded an impairment charge of $5.7 million to reduce our investment in the Ocean Pensador, an oil tanker we were holding for possible conversion, to its fair value. In 2009 we sold that asset at a further loss of $0.8 million.

We charge the costs of repair and maintenance of property and equipment to operations as incurred, while we capitalize the costs of improvements.

Goodwill. We account for acquisitions using the purchase method of accounting, with the purchase price being allocated to the net assets acquired based on their fair market values at the date of acquisition. We test the goodwill attributable to each of our reporting units for impairment annually, or more frequently whenever events or changes in circumstances indicate that the carrying amounts may not be appropriate. Except for ROVs and Inspection, which are tested as single reporting units, our operating units are one level below our business segments. We estimate fair value of the reporting units using both an income approach, which considers a discounted cash flow model, and a market approach. Reductions in estimates of our future cash flows or adverse changes in market comparable information may result in goodwill impairments in the future. For reporting units with significant goodwill, we do not believe our goodwill will be impaired during 2010.

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

Income Taxes. We account for any applicable interest and penalties on uncertain tax positions as a component of our provision for income taxes on our financial statements. We charged $0.5 million to income tax expense in 2009 for penalties and interest for uncertain tax positions, which brought our total liabilities for penalties and interest on uncertain tax positions to $3.8 million on our balance sheet at December 31, 2009. Including associated foreign tax credits and penalties and interest, we have accrued a net total of $6.1 million in the caption “other long-term liabilities” on our balance sheet for unrecognized tax benefits. All additions or reductions to those liabilities affect our effective income tax rate in the periods of change.

We do not believe that the total of unrecognized tax benefits will significantly increase or decrease in the next 12 months.

Our tax provisions are based on our expected taxable income, statutory rates and tax-planning opportunities available to us in the various jurisdictions in which we operate. Determination of taxable income in any jurisdiction requires the interpretation of the related tax laws. We are at risk that a taxing authority’s final determination of our tax liabilities may differ from our interpretation. Our effective tax rate may fluctuate from year to year as our operations are conducted in different taxing jurisdictions, the amount of pre-tax income fluctuates and our estimates regarding the realizability of items such as foreign tax credits may change. In 2009, 2008 and 2007, we recorded reductions of income tax expense of $0.2 million, $0.6 million and $1.1 million, respectively, resulting from the resolution of uncertain tax positions related to certain tax liabilities we recorded in prior years. Current income tax expense represents either nonresident withholding taxes or the liabilities expected to be reflected on our income tax returns for the current year, while the net deferred income tax expense or benefit represents the change in the balance of deferred tax assets or liabilities as reported on our balance sheet.

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

For a summary of our major accounting policies and a discussion of recently adopted accounting standards, please see Note 1 to our Consolidated Financial Statements.

Liquidity and Capital Resources

We consider our liquidity and capital resources adequate to support our operations and internally-generated growth initiatives. At December 31, 2009, we had working capital of $486 million, including cash and cash equivalents of $162 million. Additionally, we had $200 million available under our revolving credit facility, which currently extends to January 2012. We had total borrowings of $120 million at December 31, 2009, with total maturities in 2010 of $20 million. Maturities in 2010 are not classified as current as of December 31, 2009, since we are able and have the intent to extend the stated maturities by borrowing amounts equal to the 2010 maturities under the revolving credit facility, with a maturity date after one year. At December 31, 2009, our debt-to-total capitalization ratio was 9%. Our net cash provided by operating activities was $418 million, $248 million and $209 million for 2009, 2008 and 2007, respectively.

Our capital expenditures, including business acquisitions, for 2009, 2008 and 2007 were $175 million, $252 million and $234 million, respectively. For 2010, we plan to invest to support growth of our ROV fleet to meet firm demand and we plan to add a new diving support vessel as a replacement for another vessel. Capital expenditures in 2009 included expenditures for: additions and upgrades to our ROV fleet; the construction of our own facility to produce control umbilicals for our ROVs; and expansion of our specialty subsea products business in foreign markets. Capital expenditures in 2008 included expenditures for: additions and upgrades to our ROV fleet; the purchase of GTO for $40 million; vessel upgrades; and facility expansions for our specialty subsea products. Capital expenditures in 2007 included expenditures for: additions and upgrades to our ROV fleet; the purchase of Norway-based Ifokus Engineering AS (“Ifokus”), a designer and manufacturer of specialty subsea products, for $20 million; vessel upgrades; the acquisition of a small inspection company in the United Kingdom; and facility expansions in the United Kingdom, Norway, Morgan City, LA and Houston. Our facility expansions in the United Kingdom, Norway and Houston during 2007 related to our Subsea Products manufacturing operations, and our Morgan City expansion supports our ROV and Subsea Projects operations.

Our capital expenditures during 2009, 2008 and 2007 included $147 million, $146 million and $122 million, respectively, in our ROV segment, principally for additions and upgrades to our ROV fleet to expand the fleet and replace units we retired and for facilities infrastructure to support our growing ROV fleet size. We plan to continue adding ROVs at levels we determine appropriate to meet market opportunities as they arise. We added 30, 21 and 31 ROVs to our fleet and disposed of nine, four and seven units during 2009, 2008 and 2007, respectively, resulting in a total of 248 work-class systems in the fleet at December 31, 2009.

In 2006, we chartered a larger deepwater vessel, the Ocean Intervention III, for three years, with extension options for up to six additional years. The initial three-year term of the charter began in May 2007. We also chartered an additional larger deepwater vessel, the Olympic Intervention IV, for an initial term of five years, which began in the third quarter of 2008. We outfitted each of these larger deepwater vessels with two of our high-specification work-class ROVs, and we expect to utilize these vessels to perform subsea hardware installation and inspection, repair and maintenance projects, and to conduct well intervention services in the ultra-deep waters of the U.S. Gulf of Mexico.

We have not guaranteed any debt not reflected on our consolidated balance sheet. In 2003, we acquired a 50% interest in Medusa Spar LLC. At formation, Medusa Spar LLC borrowed $84 million, or approximately 50% of its total capitalization, from a group of banks. The loan was repaid in 2008. We expect the majority of the positive net cash flow generated in the future by Medusa Spar LLC will be distributed to the equity holders. We received $8.5 million, $2.5 million and $3.4 million of cash distributions from Medusa Spar LLC and recognized $3.2 million, $1.9 million and $3.8 million of equity in the earnings of Medusa Spar LLC in 2009, 2008 and 2007, respectively. Medusa Spar LLC is a variable interest entity under accounting rules. As we are not the primary beneficiary of Medusa Spar LLC, we are accounting for our investment in Medusa Spar LLC using the equity method of accounting. At December 31, 2009, our investment in Medusa Spar LLC was $57.4 million.

Our principal source of cash from operating activities is our net income, adjusted for the non-cash expenses of depreciation and amortization, deferred income taxes and noncash compensation under our restricted stock plans. Our $418 million, $248 million and $209 million of cash provided from operating activities in 2009, 2008 and 2007, respectively, were net of increases/(decreases) of ($12 million), $72 million and $55 million, respectively, in accounts receivable and increases/(decreases) of ($14 million), $17 million and $91 million, respectively, in inventory and other current assets. The changes in accounts receivable were due to changes in revenue in the fourth quarter of the respective years, in each case as compared to the fourth quarter of the immediately preceding year. The changes in inventory and other current assets principally related to ROV requirements and Subsea Products raw materials. The raw materials increases in 2007 related to preparations for building goods in our Subsea Products segment, which experienced revenue increases of 25% and 43% in 2008 and 2007, respectively. The increases in ROV inventory related to equipment waiting for assembly into ROVs to be placed in service in subsequent years and increases in parts to be used for servicing our growing ROV fleet.

In 2009 we used $162 million in investing activities, including $147 million on growing and upgrading our ROV operations.

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

In 2009, 2008 and 2007, we received $2 million, $2 million and $5 million, respectively, in cash flow from financing activities as proceeds from the sale of our common stock pursuant to the exercise of employee stock options. In addition, in 2009, 2008 and 2007, we received $3 million, $7 million and $8 million, respectively, of tax benefit realized from tax deductions in excess of financial statement expense related to our stock-based compensation plans. For a description of our incentive plans, please see Note 8 to our Consolidated Financial Statements.

In 2002, our Board of Directors approved a plan to repurchase up to 6,000,000 shares of our common stock, subject to a $75 million aggregate purchase price limitation. During 2008, we completed the authorized repurchases under the plan by repurchasing 986,400 shares at a total cost of $54.9 million, which is reflected in our cash used in financing activities. Under our stock repurchase plan, we repurchased 2,782,000 shares of common stock from 2002 through 2008 at a total cost of $75 million. Through December 31, 2009, we had reissued all but 499,292 of these shares, primarily in connection with stock-based compensation plans. In February 2010, our Board of Directors approved a new plan to repurchase up to an additional 6,000,000 shares of our common stock. The timing and amount of any repurchases will be determined by our management. We expect that any shares repurchased under the new plan will be held as treasury stock for future use. The new plan does not obligate us to repurchase any particular number of shares.

Because of our significant foreign operations, we are exposed to currency fluctuations and exchange risks. We generally minimize these risks primarily through matching, to the extent possible, revenue and expense in the various currencies in which we operate. Cumulative translation adjustments as of December 31, 2009 relate primarily to our net investments in, including long-term loans to, our foreign subsidiaries. A stronger U.S. dollar against the U.K. pound sterling and the Norwegian kroner would result in lower operating income. See Item 7A – “Quantitative and Qualitative Disclosures About Market Risk.” Inflation has not had a material effect on our revenue or income from operations in the past three years, and no such effect is expected in the near future.

Results of Operations

Information on our business segments is shown in Note 7 of the Notes to Consolidated Financial Statements included in this report.

Oil and Gas. The table that follows sets out revenue and profitability for the business segments within our Oil and Gas business.

	Year Ended December 31,
(dollars in thousands)	2009	2008	2007
Remotely Operated Vehicles
Revenue	$649,228	$625,921	$531,381
Gross Margin	237,023	221,270	168,322
Gross Margin %	37%	35%	32%
Operating Income	207,683	190,343	144,242
Operating Income %	32%	30%	27%
Days available	86,527	79,052	72,880
Utilization %	79%	82%	87%
Subsea Products
Revenue	487,726	649,857	521,937
Gross Margin	115,056	146,747	133,285
Gross Margin %	24%	23%	26%
Operating Income	60,526	96,046	92,804
Operating Income %	12%	15%	18%
Backlog at end of period	321,000	298,000	338,000
Subsea Projects
Revenue	241,393	256,517	257,752
Gross Margin	74,564	81,534	100,577
Gross Margin %	31%	32%	39%
Operating Income	66,514	72,816	92,841
Operating Income %	28%	28%	36%
Inspection
Revenue	216,140	249,109	219,686
Gross Margin	41,125	48,518	37,195
Gross Margin %	19%	19%	17%
Operating Income	26,443	31,017	22,749
Operating Income %	12%	12%	10%
Mobile Offshore Production Systems
Revenue	33,214	39,274	50,103
Gross Margin	10,093	8,361	12,443
Gross Margin %	30%	21%	25%
Operating Income	8,890	6,730	11,048
Operating Income %	27%	17%	22%
Total Oil and Gas
Revenue	$1,627,701	$1,820,678	$1,580,859
Gross Margin	477,861	506,430	451,822
Gross Margin %	29%	28%	29%
Operating Income	370,056	396,952	363,684
Operating Income %	23%	22%	23%

In response to continued increasing demand to support deepwater drilling and identified future construction and production maintenance work, we continue to build new ROVs. These new vehicles are designed for use around the world in water depths of 10,000 feet or more. We added 30, 21 and 31 ROVs in 2009, 2008 and 2007, respectively, while disposing of 20 units over the three-year period. We plan to continue adding ROVs at levels we determine appropriate to meet market opportunities.

For 2009, our ROV revenue increased 4% over 2008 from the growth in days on hire for our larger work-class fleet, as our revenue per day on hire decreased approximately 2%. Our operating margin percentage increased as a result of cost controls. For 2008, our ROV revenue increased 18% over 2007 from improvements in average revenue per day-on-hire and growth in days on hire. We grew our ROV fleet size to 248 at December 31, 2009 from 227 at December 31, 2008 and 210 at December 31, 2007. Operating income increased by 9% in 2009 over 2008 and 32% in 2008 over 2007.

We anticipate ROV operating income to increase in 2010 as a result of an increase in days on hire. In addition to having a full year of service from the units we added during 2009, we expect to add approximately 15 to 20 ROVs in 2010 and retire four to six ROVs. Our operating margin percentage may decline slightly in 2010 due to a change in geographic mix.

Our Subsea Products revenue for 2009 declined 25% from 2008 from decreased demand for our specialty subsea products and lower umbilical plant throughput. In 2009, our operating margin percentage decreased from 15% to 12% due to the same factors. Our operating income and margins were also adversely affected by $5.5 million of unexpected costs we incurred in the third quarter of 2009 on two blowout preventer (“BOP”) control systems that we expect to deliver in 2010.

Our Subsea Products revenue for 2008 rose 25% over 2007 on increased sales of our specialty subsea products and umbilicals. In 2008, our operating margin percentage decreased from 18% to 15% due to engineering and manufacturing cost overruns related to two BOP control systems we delivered in 2009 and slightly lower margins on several of our other specialty product lines.

We anticipate our Subsea Products segment operating income in 2010 to be higher than 2009, as we expect to benefit from manufacturing improvements and cost reductions we implemented in 2009, avoid repetition of the unexpected costs we incurred in 2009 in manufacturing the BOP control systems, increase throughput in our umbilical plants and have higher ROV tooling rentals and subsea field development hardware sales. Our Subsea Products backlog was $321 million at December 31, 2009, 8% more than our $298 million backlog at December 31, 2008.

Our 2009 Subsea Projects revenue and operating income declined from 2008 due to a softer market for our diving and shallow water vessel services and competitive pressure in our deepwater vessel market due to an increase in vessel availability.

Our 2008 Subsea Projects operating income declined $20 million from 2007 on relatively flat revenue due to a softer market for our diving and shallow water vessel services, principally as a result of the substantial completion of work associated with damage caused by hurricanes in 2004 and 2005; costs incurred to mobilize the Olympic Intervention IV to the U.S. Gulf of Mexico and complete its preparation for service; and expenses we incurred associated with regulatory inspection of four of our vessels. The 2007 amount included a $3.5 million gain from the sale of an ROV support vessel. The revenue shortage from the factors mentioned above was partially offset by additional revenue from a full year of availability from the Ocean Intervention III and the fourth quarter utilization of the Olympic Intervention IV.

We anticipate our 2010 operating income for Subsea Projects to be less than in 2009, as we complete The Performer contract off Angola early in 2010 and foresee a softer market for our deepwater vessels in the U.S. Gulf of Mexico. We also expect a continued decline in demand for our diving and shallow water vessel services and higher vessel drydock expenses.

Our Inspection segment operating income decreased in 2009 compared to 2008 due to a lower exchange rate for the U.K. pound sterling against the U.S. dollar and decreased demand for our services.

In 2008 as compared to 2007, our Inspection revenue and margins increased, due to strong growth in all of the geographic areas we serve. We continued to sell more value-added services at improved pricing.

We expect that our Inspection segment operating income will be relatively flat in 2010.

The two Mobile Offshore Production Systems operating units we owned at the start of 2009 continued to work under the same contracts during the year. In December 2009 we sold one of them, the Ocean Producer, at a gain of $1.9 million. In June 2009 we sold Ocean Pensador, an oil tanker we were holding for possible conversion, at a loss of $0.8 million. We had recorded an impairment charge of $5.7 million on that vessel in 2008. The decreases in margins in 2008 compared to 2007 were the result of the $5.7 million impairment charge and the decline in the dayrate of the Ocean Legend, as per the customer renewal option terms in the existing contract.

We anticipate our Mobile Offshore Production Systems operating income in 2010 will decline from 2009 as a result of the retirement and sale of the Ocean Producer in December 2009. We anticipate the Ocean Legend will continue to work on its current contract for all of 2010.

Advanced Technologies. The table that follows sets out revenue and profitability for this segment.

	Year Ended December 31,
(dollars in thousands)	2009	2008	2007
Revenue	$194,380	$156,743	$162,221
Gross Margin	25,128	21,596	25,561
Gross Margin %	13%	14%	16%
Operating Income	12,366	9,773	14,458
Operating Income %	6%	6%	9%

Our Advanced Technologies segment’s 2009 revenue and operating income were higher than 2008 due to an escalation in work on entertainment industry projects and the award of the NASA Constellation Space Suit contract.

Our Advanced Technologies segment’s 2008 operating income was lower than 2007 due to the completion in 2007 of an engineering services contract that had been ongoing for more than five years.

We anticipate our Advanced Technologies 2010 operating income will be approximately the same as 2009.

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

	Year Ended December 31,
(dollars in thousands)	2009	2008	2007
Gross margin expenses	$(65,263)	$(63,226)	$(64,098)
% of revenue	4%	3%	4%
Operating expenses	(90,306)	(89,167)	(88,519)
% of revenue	5%	5%	5%

Our unallocated gross margin and operating expenses increased in 2009, primarily due to higher compensation related to incentive plans.

Other. The table that follows sets forth our significant financial statement items below the operating income line.

	Year Ended December 31,
(dollars in thousands)	2009	2008	2007
Interest income	$694	$907	$1,198
Interest expense, net of amounts capitalized	(7,781)	(13,485)	(15,333)
Equity earnings of unconsolidated affiliates:
Medusa Spar LLC	3,242	1,894	3,779
Other	—	25	251
Other income (expense), net	1,504	321	(2,020)
Provision for income taxes	101,422	107,834	97,124

Interest expense decreased in 2009 and 2008, primarily from lower interest rates on LIBOR-based borrowings under our revolving credit agreement and term loan, and lower debt levels. Interest expense is net of capitalized interest of $1.0 million for 2007. We capitalized less than $0.1 million of interest in each of 2009 and 2008.

We earn equity income from our 50% investment in Medusa Spar LLC, which we acquired in 2003. Medusa Spar LLC owns 75% of a production spar in the U.S. Gulf of Mexico and earns its revenue from fees charged on production processed through the facility. In 2008, we experienced a decrease in equity in earnings of unconsolidated affiliates from our investment in Medusa Spar LLC due to lower production throughput at the spar. In 2009, Medusa Spar LLC’s net income was higher due to increased throughput from the original blocks dedicated to be processed at the Medusa Spar, throughput from third parties and the elimination of interest expense, as Medusa Spar LLC repaid its debt during 2008. Throughput from the original blocks was higher in 2009 than 2008 due to less downtime from hurricanes in 2009.

We expect Medusa Spar LLC revenue will decline in 2010 due to normal rates of well decline. Medusa Spar LLC’s revenue could be increased if the operator of the producing wells is able to either start producing from other zones in the existing wells, which are anticipated to have higher flow rates than the currently-producing zones, or connect more wells to the spar.

Our effective tax rate, including foreign, state and local taxes, was 35% for each of 2009, 2008 and 2007, which included favorable resolutions of uncertain tax positions of $0.2 million, $0.6 million and $1.1 million, respectively, related to certain tax liabilities we recorded in prior years.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined by SEC rules.

Contractual Obligations

At December 31, 2009, we had payments due under contractual obligations as follows:

(dollars in thousands)	Payments due by period
	Total	2010	2011-2012	2013-2014	After 2014
Long-term Debt	$120,000	$20,000	$100,000	$—	$—
Operating Leases	173,580	44,000	61,919	26,545	41,116
Purchase Obligations	119,477	119,477	—	—	—
Other Long-term Obligations reflected on our balance sheet under GAAP	48,014	1,319	2,879	3,212	40,604

TOTAL	$461,071	$184,796	$164,798	$29,757	$81,720

At December 31, 2009, we had outstanding purchase order commitments totaling $119 million, including approximately $22 million for specialized steel tubes to be used in our manufacturing of steel tube umbilicals by our Subsea Products segment, $12 million for a new diving vessel being constructed at an estimated total cost of $17 million and $7 million for ROV winches and control umbilicals for ROV units. We have ordered the specialized steel tubes in advance to meet expected sales commitments. The diving vessel is being built as a replacement for another vessel. The winches and ROV umbilicals have been ordered for new ROVs and for anticipated replacements due to normal wear and tear. Should we decide not to accept delivery of the steel tubes, we would incur cancellation charges of at least 10% of the amount canceled.

In 2001, we entered into an agreement with our Chairman (the “Chairman”) who was also then our Chief Executive Officer. That agreement was amended in 2006 and in 2008. Pursuant to the amended agreement, the Chairman relinquished his position as Chief Executive Officer in May 2006 and began his post-employment service period on December 31, 2006. The agreement provides for a specific service period ending no later than August 15, 2011, during which the Chairman, acting as an independent contractor, has agreed to serve as nonexecutive Chairman of our Board of Directors for so long as our Board of Directors desires that he shall continue to serve in that capacity. The agreement provides the Chairman with post-employment benefits for ten years following the sooner to occur of August 15, 2011 or the termination of his services to us. The amendment in 2006 included a lump-sum cash buyout, paid in 2007, of the Chairman’s entitlement to perquisites and administrative assistance during that ten-year period (expected to run from 2011 to 2021). As a result, we recorded $2.8 million of associated expense in the fourth quarter of 2006. The agreement also provides for medical coverage on an after-tax basis to the Chairman, his spouse and children during his service with us and thereafter for their lives. We are recognizing the net present value of the post-employment benefits over the expected service period. If the service period is terminated for any reason (other than the Chairman’s refusal to continue serving), we will recognize all the previously unaccrued benefits in the period in which that termination occurs. Our total accrued liabilities, current and long-term, under this post-employment benefit were $6.3 million and $5.6 million at December 31, 2009 and 2008, respectively.

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

We are currently exposed to certain market risks arising from transactions we have entered into in the normal course of business. These risks relate to interest rate changes and fluctuations in foreign exchange rates. We do not believe these risks are material. We have not entered into any market risk sensitive instruments for speculative or trading purposes. We manage our exposure to interest rate changes through the use of a combination of fixed- and floating-rate debt. See Note 5 of Notes to Consolidated Financial Statements included in this report for a description of our long-term debt agreements, interest rates and maturities. We believe significant interest rate changes would not have a material near term impact on our future earnings or cash flows. We have an interest rate hedge in place on $100 million of floating rate debt under our revolving credit facility for the period August 2008 to August 2011. The hedge fixes three-month LIBOR at 3.31% until August 2011.

Because we operate in various oil and gas exploration and production regions in the world, we conduct a portion of our business in currencies other than the U.S. dollar. The functional currency for several of our international operations is the applicable local currency. A stronger U.S. dollar against the U.K. pound sterling and the Norwegian kroner would result in lower operating income. We manage our exposure to changes in foreign exchange rates principally through arranging compensation in U.S. dollars or freely convertible currency and, to the extent possible, by limiting compensation received in other currencies to amounts necessary to meet obligations denominated in those currencies. We use the exchange rates in effect as of the balance sheet date to translate assets and liabilities as to which the functional currency is the local currency, resulting in translation adjustments that we reflect as accumulated other comprehensive income or loss in the shareholders’ equity section of our Consolidated Balance Sheets. We recorded adjustments of $56 million, ($106 million) and $21 million to our equity accounts in 2009, 2008 and 2007, respectively. Negative adjustments reflect the net impact of the strengthening of the U.S. dollar against various foreign currencies for locations where the functional currency is not the U.S. dollar. Conversely, positive adjustments reflect the effect of a weakening dollar.

We recorded foreign currency transaction gains (losses) of $2.0 million, $0.7 million and ($0.3 million) which is included in Other income (expense), net in our Consolidated Income Statements in 2009, 2008 and 2007, respectively, related to our foreign operations.

Item 8.	Financial Statements and Supplementary Data.

In this report, our consolidated financial statements and supplementary data appear following the signature page to this report and are incorporated in this item by reference.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Disclosure Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2009 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There has been no change in our internal control over financial reporting that occurred during the year ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our principal executive, financial and accounting officers, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included a review of the documentation surrounding our financial reporting controls, an evaluation of the design effectiveness of these controls, testing of the operating effectiveness of these controls and an evaluation of our overall control environment. Based on that evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2009.

Ernst & Young LLP, an independent registered public accounting firm, has audited our internal control over financial reporting, as stated in their report which follows.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Oceaneering International, Inc.

We have audited Oceaneering International, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Oceaneering International, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Oceaneering International, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Oceaneering International, Inc. and Subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, cash flows, and shareholders’ equity and comprehensive income for each of the three years in the period ended December 31, 2009 and our report dated February 24, 2010 expressed an unqualified opinion thereon.

Houston, Texas	/s/ ERNST & YOUNG LLP
February 24, 2010

Item 9B.	Other Information.

We have no other information to report for the fourth quarter of this year covered by this annual report on Form 10-K that would have been required to be, and was not, reported on a Form 8-K.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information with respect to the directors and nominees for election to our Board of Directors is incorporated by reference from the section “Election of Directors” in our definitive proxy statement to be filed on or before April 30, 2010, relating to our 2010 Annual Meeting of Shareholders.

Information concerning our Audit Committee and the audit committee financial experts is incorporated by reference from the sections entitled “Election of Directors – Corporate Governance” and “The Audit Committee” in the proxy statement referred to in this Item 10. Information concerning our Code of Ethics is incorporated by reference from the section entitled “Election of Directors – Code of Ethics” for the Chief Executive Officer and Senior Financial Officers in the proxy statement referred to in this Item 10.

The information with respect to our executive officers is provided under the heading “Executive Officers of the Registrant” following Item 1 of Part I of this report. There are no family relationships between any of our directors or executive officers.

The information with respect to the reporting by our directors and executive officers and persons who own more than 10% of our Common Stock under Section 16 of the Securities Exchange Act of 1934 is incorporated by reference from the section entitled “Election of Directors – Section 16(a) Beneficial Ownership Reporting Compliance” in the proxy statement referred to in this Item 10.

Item 11.	Executive Compensation.

The information required by Item 11 is incorporated by reference from the sections entitled “Election of Directors – Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” “Report of the Compensation Committee,” “Compensation of Executive Officers,” and “Director Compensation” in the proxy statement referred to in Item 10 above.

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

The information required by Item 13 is incorporated by reference from the sections entitled “Election of Directors – Corporate Governance” and “Certain Relationships and Related Transactions” in the proxy statement referred to in Item 10 above.

Item 14.	Principal Accountant Fees and Services.

The information required by Item 14 is incorporated by reference from the section entitled “Ratification of Appointment of Auditors – Fees Incurred by Oceaneering for Ernst & Young LLP” in the proxy statement referred to in Item 10 above.

Part IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	Documents filed as part of this report.

1.	Financial Statements.

(i)	Report of Independent Registered Public Accounting Firm

(ii)	Consolidated Balance Sheets

(iii)	Consolidated Statements of Income

(iv)	Consolidated Statements of Cash Flows

(v)	Consolidated Statements of Shareholders’ Equity and Comprehensive Income

(vi)	Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

All schedules for which provision is made in the applicable regulations of the Securities and Exchange Commission have been omitted because they are not required under the relevant instructions or because the required information is not significant.

3.	Exhibits:

		Registration or File Number	Form of Report	Report Date	Exhibit Number
* 3.01	Restated Certificate of Incorporation	1-10945	10-K	Dec. 2000	3.01

* 3.02	Certificate of Amendment to Restated Certificate of Incorporation	1-10945	8-K	May 2008	3.1

* 3.03	Amended and Restated Bylaws	1-10945	8-K	Dec. 2007	3.1

* 4.01	Specimen of Common Stock Certificate	1-10945	10-K	March 1993	4(a)

* 4.02	Amended and Restated Shareholder Rights Agreement dated as of November 16, 2001	1-10945	8-K	Nov. 2001	4.1

* 4.03	Note Purchase Agreement dated as of September 8, 1998 relating to $100,000,000 6.72% Senior Notes due September 8, 2010	1-10945	10-Q	Sept. 1998	4.01

* 4.04	Amended and Restated Credit Agreement ($250,000,000 Revolving Credit Facility with Accordion to $300,000,000) dated as of January 2, 2004	1-10945	10-K	Dec. 2003	4.05

* 4.05	First Amendment to Amended and Restated Credit Agreement dated January 22, 2007	1-10945	8-K	Jan. 2007	4.2

* 4.06	$200,000,000 Private Shelf Facility dated as of September 9, 2009 between Oceaneering International, Inc. and Prudential Investment Management, Inc.	1-10945	8-K	Sept. 2009	10.1

We and certain of our consolidated subsidiaries are parties to debt instruments under which the total amount of securities authorized does not exceed 10% of our total consolidated assets. Pursuant to paragraph 4(iii)(A) of Item 601(b) of Regulation S-K, we agree to furnish a copy of those instruments to the Securities and Exchange Commission on request.

10.01+	Defined Contribution Master Plan and Trust Agreement and Adoption Agreement for the Oceaneering International, Inc. Retirement Investment Plan

* 10.02+	Amended and Restated Service Agreement dated as of December 21, 2006 between Oceaneering and John R. Huff	1-10945	8-K	Dec. 2006	10.01

* 10.03+	Modification to Service Agreement dated as of December 21, 2006 between Oceaneering and John R. Huff	1-10945	8-K	Dec. 2008	10.9

* 10.04+	Trust Agreement dated as of May 12, 2006 between Oceaneering and United Trust Company, National Association	1-10945	8-K	May 2006	10.02

* 10.05+	First Amendment to Trust Agreement dated as of May 12, 2006 between Oceaneering International, Inc. and Bank of America National Association, as successor trustee	1-10945	8-K	Dec. 2008	10.10

* 10.06+	2002 Non-Executive Incentive Plan	1-10945	10-Q	Sept. 2002	10.03

* 10.07+	First Amendment to 2002 Non-Executive Incentive Plan of Oceaneering International, Inc.	1-10945	10-K	Dec. 2008	10.7

* 10.08+	Oceaneering International, Inc. Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2009	1-10945	8-K	Dec. 2008	10.5

* 10.09+	Amended and Restated Oceaneering International, Inc. Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2000	1-10945	8-K	Dec. 2008	10.6

* 10.10+	Change-of-Control Agreements dated as of November 16, 2001 between Oceaneering and John R. Huff, T. Jay Collins, Marvin J. Migura, M. Kevin McEvoy and George R. Haubenreich, Jr.	1-10945	10-K	Dec. 2001	10.06

* 10.11+	Form of First Amendment to Change-of-Control Agreement with T. Jay Collins, M. Kevin McEvoy, Marvin J. Migura and George R. Haubenreich, Jr.	1-10945	8-K	Dec. 2008	10.7

* 10.12+	First Amendment to Change-of-Control Agreement with John R. Huff.	1-10945	8-K	Dec. 2008	10.8

* 10.13+	First Amendment to 2002 Incentive Plan of Oceaneering International, Inc.	1-10945	8-K	Dec. 2008	10.2

* 10.14+	Form of Indemnification Agreement dated November 16, 2001 between Oceaneering and each of its Directors, Marvin J. Migura, M. Kevin McEvoy and George R. Haubenreich, Jr.	1-10945	10-K	Dec. 2001	10.12

* 10.15+	2002 Incentive Plan	1-10945	10-Q	June 2002	10.01

10.16+	Oceaneering International, Inc. 2009 Cash Bonus Award Program

* 10.17+	Amended and Restated 2002 Restricted Stock Unit Award Agreements with John R. Huff and Executive Officers	1-10945	10-Q	Sept. 2002	10.04

* 10.18+	Form of First Amendment to Oceaneering International, Inc. Amended and Restated 2002 Restricted Stock Unit Award Incentive Agreement with Executive Officers	1-10945	8-K	Dec. 2008	10.3

* 10.19+	First Amendment to Oceaneering International, Inc. Amended and Restated 2002 Restricted Stock Unit Award Incentive Agreement with John R. Huff	1-10945	8-K	Dec. 2008	10.4

10.20+	2005 Incentive Plan

* 10.21+	First Amendment to 2005 Incentive Plan of Oceaneering International, Inc.	1-10945	8-K	Dec. 2008	10.1

* 10.22+	Form of 2006 Employee Restricted Stock Unit Agreement for John R. Huff and Executive Officers	1-10945	8-K	Feb. 2006	10.1

* 10.23+	Form of 2006 Performance Unit Agreement for John R. Huff, and Executive Officers	1-10945	8-K	Feb. 2006	10.2

* 10.24+	2006 Performance Award: Goals and Measures, relating to the Form of 2006 Performance Unit Agreement	1-10945	8-K	Feb. 2006	10.3

* 10.25+	Form of 2007 Employee Restricted Stock Unit Agreement for Executive Officers	1-10945	8-K	Feb. 2007	10.1

* 10.26+	Form of 2007 Chairman Restricted Stock Unit Agreement for John R. Huff	1-10945	8-K	Feb. 2007	10.3

* 10.27+	Form of 2007 Performance Unit Agreement for Executive Officers	1-10945	8-K	Feb. 2007	10.2

* 10.28+	Form of 2007 Chairman Performance Unit Agreement for John R. Huff	1-10945	8-K	Feb. 2007	10.4

* 10.29+	2007 Performance Award: Goals and Measures, relating to the Form of 2007 Performance Unit Agreement and Form of Chairman Performance Unit Agreement	1-10945	8-K	Feb. 2007	10.5

* 10.30+	Form of 2008 Employee Restricted Stock Unit Agreement for Executive Officers	1-10945	8-K	Feb. 2008	10.1

* 10.31+	Form of 2008 Nonemployee Director Restricted Stock Agreement for Jerold J. DesRoche, David S. Hooker, D Michael Hughes and Harris J. Pappas	1-10945	8-K	Feb. 2008	10.6

* 10.32+	Form of 2008 Chairman Restricted Stock Unit Agreement for John R. Huff	1-10945	8-K	Feb. 2008	10.3

* 10.33+	Form of 2008 Performance Unit Agreement for Executive Officers	1-10945	8-K	Feb. 2008	10.2

* 10.34+	Form of 2008 Chairman Performance Unit Agreement for John R. Huff	1-10945	8-K	Feb. 2008	10.4

* 10.35+	2008 Performance Award: Goals and Measures, relating to the Form of 2008 Performance Unit Agreement and Form of Chairman Performance Unit Agreement	1-10945	8-K	Feb. 2008	10.5

* 10.36+	Form of 2009 Employee Restricted Stock Unit Agreement for Executive Officers	1-10945	8-K	Feb. 2009	10.1

* 10.37+	Form of 2009 Nonemployee Director Restricted Stock Unit Agreement for Jerold J. DesRoche, David S. Hooker, D. Michael Hughes and Harris J. Pappas	1-10945	8-K	Feb. 2009	10.6

* 10.38+	Form of 2009 Chairman Restricted Stock Unit Agreement for John R. Huff	1-10945	8-K	Feb. 2009	10.3

* 10.39+	Form of 2009 Performance Unit Agreement for Executive Officers	1-10945	8-K	Feb. 2009	10.2

* 10.40+	Form of 2009 Chairman Performance Unit Agreement for John R. Huff	1-10945	8-K	Feb. 2009	10.4

* 10.41+	2009 Performance Award: Goals and Measures, relating to the form of 2009 Performance Unit Agreement for its executive officers and 2009 Chairman Performance Unit Agreement	1-10945	8-K	Feb. 2009	10.5

* 10.42+	Form of 2010 Employee Restricted Stock Unit Agreement for Executive Officers	1-10945	8-K	Feb. 2010	10.1

* 10.43+	Form of 2010 Nonemployee Director Restricted Stock Unit Agreement for Jerold J. DesRoche, David S. Hooker, D. Michael Hughes and Harris J. Pappas	1-10945	8-K	Feb. 2010	10.6

* 10.44+	Form of 2010 Chairman Restricted Stock Unit Agreement for John R. Huff	1-10945	8-K	Feb. 2010	10.3

* 10.45+	Form of 2010 Performance Unit Agreement for Executive Officers	1-10945	8-K	Feb. 2010	10.2

* 10.46+	Form of 2010 Chairman Performance Unit Agreement for John R. Huff	1-10945	8-K	Feb. 2010	10.4

* 10.47	2010 Performance Award: Goals and Measures, relating to the form of 2010 Performance Unit Agreement and 2010 Chairman Performance Unit Agreement	1-10945	8-K	Feb. 2010	10.5

* 10.48	Separation and Release Agreement dated as of August 4, 2009 between Oceaneering International, Inc. and Philip D. Gardner	1-10945	8-K	Aug. 2009	3.1

21.01	Subsidiaries of Oceaneering

23.01	Consent of Independent Registered Public Accounting Firm

31.01	Rule 13a – 14(a)/15d – 14(a) certification of Chief Executive Officer

31.02	Rule 13a – 14(a)/15d – 14(a) certification of Chief Financial Officer

32.01	Section 1350 certification of Chief Executive Officer

32.02	Section 1350 certification of Chief Financial Officer

*	Exhibit previously filed with the Securities and Exchange Commission, as indicated, and incorporated herein by reference.
+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OCEANEERING INTERNATIONAL, INC.

Date: February 24, 2010	By:	/S/ T. JAY COLLINS
T. Jay Collins
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ T. JAY COLLINS T. Jay Collins	Chief Executive Officer and Director (Principal Executive Officer)	February 24, 2010

/S/ MARVIN J. MIGURA Marvin J. Migura	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 24, 2010

/S/ W. CARDON GERNER W. Cardon Gerner	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 24, 2010

/S/ JOHN R. HUFF John R. Huff	Chairman of the Board	February 24, 2010

/S/ JEROLD J. DESROCHE Jerold J. DesRoche	Director	February 24, 2010

/S/ DAVID S. HOOKER David S. Hooker	Director	February 24, 2010

/S/ D. MICHAEL HUGHES D. Michael Hughes	Director	February 24, 2010

/S/ HARRIS J. PAPPAS Harris J. Pappas	Director	February 24, 2010

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

Index to Schedules

All schedules for which provision is made in the applicable regulations of the Securities and Exchange Commission have been omitted because they are not required under the relevant instructions or because the required information is not significant.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Oceaneering International, Inc.

We have audited the accompanying consolidated balance sheets of Oceaneering International, Inc. and Subsidiaries (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of income, cash flows, and shareholders’ equity and comprehensive income for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Oceaneering International, Inc. and Subsidiaries at December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the consolidated financial statements have been retroactively adjusted to reflect the application of a new accounting standard related to participating securities and earnings per share.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Oceaneering International Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2010 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Houston, Texas

February 24, 2010

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except share data)	2009	2008
ASSETS
Current Assets:
Cash and cash equivalents	$162,351	$11,200
Accounts receivable, net of allowances for doubtful accounts of $274 and $1,492	435,151	446,719
Inventory	232,217	235,582
Other current assets	44,420	54,204

Total Current Assets	874,139	747,705

Property and Equipment, at cost	1,501,243	1,351,839
Less accumulated depreciation	734,882	654,409

Net Property and Equipment	766,361	697,430

Other Assets:
Goodwill	130,820	118,706
Investments in unconsolidated affiliates	58,736	63,930
Other	50,231	42,249

Total Other Assets	239,787	224,885

Total Assets	$1,880,287	$1,670,020

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$86,484	$92,511
Accrued liabilities	255,704	244,035
Income taxes payable	46,359	20,781

Total Current Liabilities	388,547	357,327

Long-term Debt	120,000	229,000

Other Long-term Liabilities	147,417	116,039

Commitments and Contingencies
Shareholders’ Equity:
Common Stock, par value $0.25 per share; 180,000,000 shares authorized; 55,417,044 shares issued	13,854	13,854
Additional paid-in capital	212,788	224,245
Treasury stock; 499,292 and 941,600 shares, at cost	(27,796)	(52,419)
Retained earnings	1,039,043	850,690
Accumulated other comprehensive income	(13,566)	(68,716)

Total shareholders’ equity	1,224,323	967,654

Total Liabilities and Shareholders’ Equity	$1,880,287	$1,670,020

The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(in thousands, except per share data)	2009	2008	2007
Revenue	$1,822,081	$1,977,421	$1,743,080

Cost of services and products	1,384,355	1,512,621	1,329,795

Gross Margin	437,726	464,800	413,285

Selling, general and administrative expense	145,610	147,242	123,662

Income from Operations	292,116	317,558	289,623

Interest income	694	907	1,198

Interest expense, net of amounts capitalized	(7,781)	(13,485)	(15,333)

Equity earnings of unconsolidated affiliates	3,242	1,919	4,030

Other income (expense), net	1,504	321	(2,020)

Income before Income Taxes	289,775	307,220	277,498

Provision for income taxes	101,422	107,834	97,124

Net Income	$188,353	$199,386	$180,374

Basic Earnings per Share	$3.42	$3.59	$3.27

Diluted Earnings per Share	$3.40	$3.56	$3.22

The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2009	2008	2007
Cash Flows from Operating Activities:
Net income	$188,353	$199,386	$180,374

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	122,945	115,029	93,776
Deferred income tax provision	21,631	45,876	10,265
Net gain on sales of property and equipment	(305)	(5,460)	(4,198)
Noncash compensation	6,369	7,956	5,337
Distributions from unconsolidated affiliates greater than
(less than) earnings	5,194	725	(33)
Increase (decrease) in cash from:
Accounts receivable, net	11,568	(71,903)	(55,357)
Inventory and other current assets	14,073	(15,968)	(95,726)
Other assets	(9,506)	4,527	1,462
Currency translation effect on working capital	16,215	(44,224)	14,918
Accounts payable	(6,027)	14,602	6,064
Accrued liabilities	14,063	10,265	55,676
Income taxes payable	25,578	(7,618)	(2,470)
Other long-term liabilities	8,083	(5,279)	(1,213)

Total adjustments to net income	229,881	48,528	28,501

Net Cash Provided by Operating Activities	418,234	247,914	208,875

Cash Flows from Investing Activities:
Purchases of property and equipment	(175,021)	(209,301)	(208,696)
Business acquisitions, net of cash acquired	—	(42,976)	(25,099)
Dispositions of property and equipment	12,535	5,886	6,941

Net Cash Used in Investing Activities	(162,486)	(246,391)	(226,854)

Cash Flows from Financing Activities:
Net (payments) proceeds from revolving credit facility	(4,000)	(36,000)	25,561
Payments of 6.72% Senior Notes	(20,000)	(20,000)	(20,000)
Proceeds (payments) from Term Loan	(85,000)	85,000	—
Proceeds from issuance of common stock	1,880	1,726	5,277
Excess tax benefits from stock-based compensation	2,523	6,770	8,023
Purchases of treasury stock	—	(54,929)	—

Net Cash Provided by (Used in) Financing Activities	(104,597)	(17,433)	18,861

Net Increase (Decrease) in Cash and Cash Equivalents	151,151	(15,910)	882
Cash and Cash Equivalents – Beginning of Period	11,200	27,110	26,228

Cash and Cash Equivalents – End of Period	$162,351	$11,200	$27,110

The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(in thousands)	Common Stock Issued		Additional Paid-in Capital	Unearned Compen- sation	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)			Total
	Shares	Amounts					Fair Value of Hedging Instruments	Currency Translation Adjustments	Pension
Balance, December 31, 2006	54,440	$13,610	$191,986	$(76)	$—	$472,525	$353	$21,573	$(3,207)	$696,764
Adjustment to initially apply FIN No. 48, net of tax	—	—	—	—	—	(1,595)	—	—	—	(1,595)

Adjusted balance, January 1, 2007	54,440	13,610	191,986	(76)	—	470,930	353	21,573	(3,207)	695,169

Comprehensive Income:
Net Income	—	—	—	—	—	180,374	—	—	—	180,374
Change in fair value of interest rate hedge, net of tax	—	—	—	—	—	—	(277)	—	—	(277)
Pension-related adjustments, net of tax	—	—	—	—	—	—	—	—	396	396
Translation adjustments	—	—	—	—	—	—	—	21,011	—	21,011

Total Comprehensive Income	—	—	—	—	—	180,374	(277)	21,011	396	201,504

Restricted stock expense	228	57	3,995	1,281	—	—	—	—	—	5,333
Restricted stock grant	32	8	1,306	(1,314)	—	—	—	—	—	—
Stock options exercised	375	94	5,183	—	—	—	—	—	—	5,277
Stock options expense	—	—	4	—	—	—	—	—	—	4
Tax benefits from stock plans	—	—	8,023	—	—	—	—	—	—	8,023

Balance, December 31, 2007	55,075	13,769	210,497	(109)	—	651,304	76	42,584	(2,811)	915,310

Comprehensive Income:
Net Income	—	—	—	—	—	199,386	—	—	—	199,386
Change in fair value of interest rate hedge and other, net of tax	—	—	—	—	—	—	(3,133)	—	—	(3,133)
Pension-related adjustments, net of tax	—	—	—	—	—	—	—	—	641	641
Translation adjustments	—	—	—	—	—	—	—	(106,073)	—	(106,073)

Total Comprehensive Income	—	—	—	—	—	199,386	(3,133)	(106,073)	641	90,821

Restricted stock expense	224	56	5,965	1,935	—	—	—	—	—	7,956
Restricted stock grant	32	8	1,984	(1,992)	—	—	—	—	—	—
Stock options exercised	86	21	(805)	—	2,510	—	—	—	—	1,726
Tax benefits from stock plans	—	—	6,770	—	—	—	—	—	—	6,770
Treasury stock purchases, 986,400 shares	—	—	—	—	(54,929)	—	—	—	—	(54,929)

Balance, December 31, 2008	55,417	13,854	224,411	(166)	(52,419)	850,690	(3,057)	(63,489)	(2,170)	967,654

Comprehensive Income:
Net Income	—	—	—	—	—	188,353	—	—	—	188,353
Change in fair value of interest rate hedge and other, net of tax	—	—	—	—	—	—	629	—	—	629
Pension-related adjustments, net of tax	—	—	—	—	—	—	—	—	(1,812)	(1,812)
Translation adjustments	—	—	—	—	—	—	—	56,333	—	56,333

Total Comprehensive Income	—	—	—	—	—	188,353	629	56,333	(1,812)	243,503

Restricted stock expense			(9,066)	1,077	16,752	—	—	—	—	8,763
Restricted stock grant			(787)	(994)	1,781	—	—	—	—	—
Stock options exercised			(4,210)	—	6,090	—	—	—	—	1,880
Tax benefits from stock plans	—	—	2,523	—	—	—	—	—	—	2,523

Balance, December 31, 2009	55,417	$13,854	$212,871	$(83)	$(27,796)	$1,039,043	$(2,428)	$(7,156)	$(3,982)	$1,224,323

The accompanying Notes are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF MAJOR ACCOUNTING POLICIES

Basis of Presentation

Principles of Consolidation. The consolidated financial statements include the accounts of Oceaneering International, Inc. and our 50% or more owned and controlled subsidiaries. We also consolidate entities that are determined to be variable interest entities if we determine that we are the primary beneficiary; otherwise, we account for these entities using the equity method of accounting. We use the equity method to account for our investments in unconsolidated affiliated companies of which we own an equity interest of between 20% and 50% and as to which we have significant influence, but not control, over operations. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires that our management make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates.

Reclassifications. Certain amounts from prior periods have been reclassified to conform with the current year presentation.

Cash and Cash Equivalents. Cash and cash equivalents include demand deposits and highly liquid investments with original maturities of three months or less from the date of the investment.

Accounts Receivable – Allowances for Doubtful Accounts. We determine the need for allowances for doubtful accounts using the specific identification method. We do not generally require collateral from our customers.

Inventory. Inventory is valued at lower of cost or market. We determine cost using the weighted-average method.

Property and Equipment. We provide for depreciation of property and equipment on the straight-line method over estimated useful lives of three to 20 years for marine services equipment (such as ROVs, vessels and diving equipment), up to 12 years for mobile offshore production equipment and three to 25 years for buildings, improvements and other equipment.

We charge the costs of repair and maintenance of property and equipment to operations as incurred, while we capitalize the costs of improvements.

We capitalize interest on assets where the construction period is anticipated to be more than three months. We capitalized $1.0 million 2007. We capitalized less than $0.1 million of interest in each of 2009 and 2008. We do not allocate general administrative costs to capital projects. Upon the disposition of property and equipment, the related cost and accumulated depreciation accounts are relieved and any resulting gain or loss is included as an adjustment to cost of services and products.

Our management periodically, and upon the occurrence of a triggering event, reviews the realizability of long-lived assets, excluding goodwill and indefinite-lived intangibles, which are held and used by us, to determine whether any events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. For long-lived assets to be held and used, we base our evaluation on impairment indicators such as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements and other external market conditions or factors that may be present. If such impairment indicators are present or other factors exist that indicate that the carrying amount of the asset may not be recoverable, we determine whether an impairment has occurred through the use of an undiscounted cash flows analysis of the asset at the lowest level for which identifiable cash flows exist. If an impairment has occurred, we recognize a loss for the difference between the carrying amount and the fair value of the asset. For assets held for sale or disposal, the fair value of the asset is measured using fair market value less cost to sell. Assets are classified as held-for-sale when we have a plan for disposal of certain assets and those assets meet the held for sale criteria. In 2008, we recorded an impairment charge of $5.7 million to reduce our investment in the Ocean Pensador, an oil tanker we were holding for possible conversion, to its fair value, based on quoted steel commodity prices. This impairment charge was recorded in our cost of services and products in our Mobile Offshore Production Systems segment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Business Acquisitions. In March 2008, we purchased GTO Subsea AS ("GTO"), a Norwegian rental provider of specialized subsea dredging equipment, including ROV-deployed units, to the offshore oil and gas industry for $40 million. We accounted for this acquisition using the purchase method of accounting, with the purchase price being allocated to the net assets acquired based on their fair market values at the date of acquisition. Our goodwill, all nondeductible, associated with the acquisition was $23.2 million, and other intangible assets were $8.1 million. The results of operations of GTO are included in our consolidated statements of income from the date of acquisition.

In 2007, we acquired Ifokus Engineering AS ("Ifokus"), a designer and manufacturer of specialty subsea products based in Norway, for $20 million. We accounted for this acquisition using the purchase method of accounting, with the purchase price being allocated to the net assets acquired based on their fair market values at the date of acquisition. Our goodwill, all nondeductible, associated with the acquisition was $18 million, and other intangible assets were $2 million. The results of operations of Ifokus are included in our consolidated statements of income from the date of acquisition.

We also made several smaller acquisitions during the periods presented.

The above acquisitions were not material. As a result, we have not included pro forma information related to the acquisitions in this report.

Goodwill and Intangible Assets. We tested the goodwill attributable to each of our reporting units for impairment as of December 31, 2009, 2008 and 2007 and concluded that there was no impairment. Our reporting units are the operating units one level below our business segments, except for ROVs and Inspection, which are tested as single reporting units. We estimated fair value using discounted cash flow methodologies and market comparable information. The only changes in our reporting units’ goodwill during the periods presented are from business acquisitions, as discussed above, and currency exchange rate changes. For more information regarding goodwill by business segment, see Note 7.

Within our balance sheet caption Other Assets: Other, at December 31, 2009 and 2008, we had $20.1 million and $21.4 million, respectively, of intangible assets, primarily acquired in connection with business combinations. These intangible assets include trade names, intellectual property and customer relationships, and are being amortized with a weighted average remaining life of approximately 10 years.

Revenue Recognition. We recognize our revenue according to the type of contract involved. On a daily basis, we recognize revenue under contracts that provide for specific time, material and equipment charges, which we bill periodically, ranging from weekly to monthly.

We account for significant fixed-price contracts, which we enter into mainly in our Subsea Products segment, and to a lesser extent in our Subsea Projects and Advanced Technologies segments, using the percentage-of-completion method. In 2009, we accounted for 12% of our revenue using the percentage-of-completion method. In determining whether a contract should be accounted for using the percentage-of-completion method, we consider whether:

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

Under the percentage-of-completion method, we recognize estimated contract revenue based on costs incurred to date as a percentage of total estimated costs. Changes in the expected cost of materials and labor, productivity, scheduling and other factors affect the total estimated costs. Additionally, external factors, including weather or other factors outside of our control, also affect the progress and estimated cost of a project's completion and, therefore, the timing of income and revenue recognition. We routinely review estimates related to our contracts and reflect revisions to profitability in earnings immediately. If a current estimate of total contract cost indicates an ultimate loss on a contract, we recognize the projected loss in full when we determine it. Although we are continually striving to improve our ability to estimate our contract costs and profitability, adjustments to overall contract costs could be significant in future periods.

We recognize the remainder of our revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, price is fixed or determinable and collection is reasonably assured.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Revenue in Excess of Amounts Billed on uncompleted fixed-price contracts accounted for using the percentage-of-completion method is summarized as follows:

	December 31,
(in thousands)	2009	2008
Revenue recognized	$164,296	$173,625
Less: Billings to customers	(146,241)	(136,113)

Revenue in excess of amounts billed	$18,055	$37,512

Billings in Excess of Revenue Recognized on uncompleted fixed-price contracts accounted for using the percentage-of-completion method are summarized as follows:

	December 31,
(in thousands)	2009	2008
Amounts billed to customers	$28,361	$18,263
Less: Revenue recognized	(15,371)	(11,578)

Billings in excess of revenue recognized	$12,990	$6,685

Stock-Based Compensation. For all awards granted after December 31, 2005 and awards modified, repurchased or canceled after that date, as well as the unvested portion of awards granted prior to December 31, 2005, we recognize all share-based payments to directors, officers and employees, including grants of stock options, over their vesting periods in the income statement based on their estimated fair values.

In light of the accounting expense recognition requirements effective as of January 1, 2006, the Compensation Committee of our Board of Directors has expressed its intention to refrain from using stock options as a component of compensation for our executive officers and other employees for the foreseeable future. Additionally, our Board of Directors has expressed its intention to refrain from using stock options as a component of nonemployee director compensation for the foreseeable future. No stock options have been granted since 2005. For more information on our employee benefit plans, see Note 8.

Income Taxes. We provide income taxes at appropriate tax rates in accordance with our interpretation of the respective tax laws and regulations after review and consultation with our internal tax department, tax advisors and, in some cases, legal counsel in various jurisdictions. We provide for deferred income taxes for differences between carrying amounts of assets and liabilities for financial and tax reporting purposes. Our policy is to provide for deferred U.S. income taxes on foreign income only to the extent such income is not to be invested indefinitely in the related foreign entity. We provide a valuation allowance against deferred tax assets when it is more likely than not that the asset will not be realized.

We recognize the benefit for a tax position if the benefit is more likely than not to be sustainable upon audit by the applicable taxing authority. If this threshold is met, the tax benefit is then measured and recognized at the largest amount that is greater than 50 percent likely of being realized upon ultimate settlement. We account for any applicable interest and penalties on uncertain tax positions as a component of our provision for income taxes on our financial statements.

Foreign Currency Translation. The functional currency for several of our foreign subsidiaries is the applicable local currency. Results of operations for foreign subsidiaries with functional currencies other than the U.S. dollar are translated into U.S. dollars using average exchange rates during the period. Assets and liabilities of these foreign subsidiaries are translated into U.S. dollars using the exchange rates in effect at the balance sheet date, and the resulting translation adjustments are accumulated as a component of shareholders' equity. All foreign currency transaction gains and losses are recognized currently in the Consolidated Statements of Income. We recorded $2.0 million, $0.7 million and ($0.3 million) of foreign currency gains (losses) in 2009, 2008 and 2007, respectively, and those amounts are included as a component of Other income (expense), net.

Earnings Per Share. In 2008, the Financial Accounting Standards Board (the "FASB") issued a staff position on determining whether instruments granted in share-based payment transactions are participating securities, stating that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

paid or unpaid) are participating securities and, therefore, need to be included in the earnings allocation in computing earnings per share. Certain of our share-based payments contain such rights to dividends or dividend equivalents and are considered participating securities under this staff position. We adopted the staff position as of January 1, 2009, as required. The following table presents our earnings per share calculations in accordance with this staff position:

	Year Ended December 31,
	2009	2008	2007
	(in thousands, except per share data)
Basic earnings per share:
Net income per consolidated statements of income	$188,353	$199,386	$180,374
Income allocable to participating securities	(1,324)	(2,118)	(1,358)

Earnings allocable to common shareholders	$187,029	$197,268	$179,016

Basic shares outstanding	54,766	54,949	54,786

Basic earnings per share	$3.42	$3.59	$3.27

Basic earnings per share, as previously reported	N/A	$3.63	$3.29

Diluted earnings per share:
Net income per consolidated statements of income	$188,353	$199,386	$180,374
Income allocable to participating securities	(1,318)	(2,102)	(1,340)

Earnings allocable to diluted common shareholders	$187,035	$197,284	$179,034

Diluted shares outstanding	55,026	55,374	55,537

Diluted earnings per share	$3.40	$3.56	$3.22

Diluted earnings per share, as previously reported	N/A	$3.58	$3.24

Financial Instruments. We recognize all derivative instruments as either assets or liabilities in the balance sheet and measure those instruments at fair value. Subsequent changes in fair value are reflected in current earnings or other comprehensive income, depending on whether a derivative instrument is designated as part of a hedge relationship and, if it is, the type of hedge relationship.

Pension and Postretirement Benefits. We recognize the funded status of the pension and postretirement plans in our balance sheet, along with a corresponding noncash, after-tax adjustment to shareholders’ equity. Funded status is determined as the difference between the fair value of plan assets and the projected benefit obligation. We determine the fair value of our pension plan assets using Level 2 inputs, primarily the quoted market prices of the underlying securities of the Plan investments. Changes in the funded status will be recognized in other comprehensive income (loss).

Subsequent Events. In February 2010, our Board of Directors approved a plan to repurchase up to 6,000,000 shares of our common stock. We have evaluated events and transactions through the issuance of these financial statements on February 24, 2010 for possible recognition or disclosure.

New Accounting Standards. The following is a summary of recent accounting pronouncements that are applicable to us.

In 2006, the FASB issued a statement on fair value measurements, which defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. The statement applies under other accounting pronouncements that require or permit fair value measurements, except as otherwise specified therein. The effective date for the application of this statement to certain items was deferred to January 1, 2009, and we adopted this statement at that time.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 2007, the FASB issued revisions to the accounting principles related to business combinations. The revisions still require purchase accounting in business combinations, but they:

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

These items have not been material to us to date. We adopted these revisions as of January 1, 2009, as required.

In 2007, the FASB issued a statement regarding noncontrolling interests in consolidated financial statements, which requires that revenue, expenses, gains, losses, net income or loss and other comprehensive income be reported in the consolidated financial statements at the consolidated amounts, and that the amount of net income attributable to the noncontrolling interest (commonly called minority interest) be reported separately in the consolidated statement of income. This statement also requires that the noncontrolling interest in subsidiaries be separately presented in the consolidated balance sheets within equity. These items have not been material to us to date. We adopted this statement as of January 1, 2009, as required.

In 2008, the FASB issued guidance to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand the effects of these activities on an entity's financial position, financial performance and cash flows. We adopted the guidance as of January 1, 2009, as required.

In May 2009, the FASB established new principles and reporting requirements for subsequent events. In particular, the FASB set forth the period after the balance sheet date during which management of a reporting entity shall evaluate: events or transactions that may occur for potential recognition or disclosure in its financial statements; the circumstances under which it shall recognize events or transactions occurring after the balance sheet date in its financial statements; and the disclosures that it shall make about events or transactions that occurred after the balance sheet date. We adopted these principles and requirements as of June 30, 2009, as required.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. INVESTMENTS IN UNCONSOLIDATED AFFILIATES

Our investments in unconsolidated affiliates consisted of the following:

	December 31,
(in thousands)	2009	2008	2007
Medusa Spar LLC	$57,388	$62,583	$63,183
Other	1,348	1,347	1,472

	$58,736	$63,930	$64,655

In 2003, we purchased a 50% equity interest in Medusa Spar LLC for $43.7 million. Medusa Spar LLC owns a 75% interest in a production spar platform in the U.S. Gulf of Mexico. Medusa Spar LLC's revenue is derived from processing oil and gas production for a fee based on the volumes processed through the platform (throughput). Medusa Spar LLC financed its acquisition of its 75% interest in the production spar platform using approximately 50% debt and 50% equity from its equity holders. The debt was repaid in 2008. We believe our maximum exposure to loss from our investment in Medusa Spar LLC is our $57 million investment. Medusa Spar LLC is a variable interest entity. We are not the primary beneficiary under of Medusa Spar LLC, since we own 50%, do not manage the operations of the asset it owns and another owner guaranteed the revenue stream necessary for it to repay its debt. As we are not the primary beneficiary, we are accounting for our investment in Medusa Spar LLC under the equity method of accounting. Summarized 100% financial information relative to Medusa Spar LLC and a reconciliation of the underlying equity in net assets to our carrying value follows.

	December 31,
(in thousands)	2009	2008	2007
Medusa Spar LLC
Condensed Balance Sheets
ASSETS
Cash and cash equivalents	$949	$3,520	$18,181
Other current assets	4,116	2,456	879
Property and Equipment, net	110,028	119,506	128,983
Other Non-Current Assets	—	—	378

Total Assets	$115,093	$125,482	$148,421

LIABILITIES AND MEMBERS’ EQUITY
Current Maturities of Long-Term Debt	$—	$—	$8,810
Other Current Liabilities	17	17	16

Total Current Liabilities	17	17	8,826
Long-Term Debt, net of current maturities	—	—	12,928
Other Comprehensive Income	—	—	233
Members’ Equity	115,076	125,465	126,434

Total Liabilities and Members’ Equity	$115,093	$125,482	$148,421

Condensed Statements of Operations
Revenue	$16,143	$14,455	$18,839
Depreciation	(9,478)	(9,478)	(9,478)
General and Administrative	(70)	(118)	(112)
Interest	—	(832)	(1,451)

Net Income	$6,595	$4,027	$7,798

Our 50% share of the underlying equity of the net assets of Medusa Spar LLC is approximately equal to its carrying value. Our 50% share of the cumulative undistributed earnings of Medusa Spar LLC was $15.7 million and $20.9 million at December 31, 2009 and 2008, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. INCOME TAXES

We recognize the benefit for a tax position if the benefit is more likely than not to be sustainable upon audit by the applicable taxing authority. If this threshold is met, the tax benefit is then measured and recognized at the largest amount that is greater than 50 percent likely of being realized upon ultimate settlement.

We account for any applicable interest and penalties on uncertain tax positions as a component of our provision for income taxes on our financial statements. We charged $0.5 million, $0.4 million and $0.4 million to income tax expense in 2009, 2008 and 2007, respectively, for penalties and interest taken on our financial statements on uncertain tax positions, which brought our total liabilities for penalties and interest on uncertain tax positions to $3.8 million and $3.2 million on our balance sheet at December 31, 2009 and 2008, respectively. Including associated foreign tax credits and penalties and interest, we have accrued a total of $6.1 million in the caption "other long-term liabilities" on our balance sheet for unrecognized tax benefits at December 31, 2009. All additions or reductions to those liabilities affect our effective income tax rate in the periods of change.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits, not including associated foreign tax credits and penalties and interest, is as follows:

	Year Ended December 31,
(in thousands)	2009	2008	2007
Beginning of year	$8,402	$7,450	$7,001
Additions based on tax positions related to the current year	1,361	1,354	1,392
Reductions for expiration of statutes of limitations	(81)	(402)	(587)
Settlements	(194)	—	(356)

Balance at end of year	$9,488	$8,402	$7,450

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

Income before income taxes is as follows:

	Year Ended December 31,
(in thousands)	2009	2008	2007
Domestic	$64,410	$88,843	$140,692
Foreign	225,365	218,377	136,806

Income before income taxes	$289,775	$307,220	$277,498

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our provisions for income taxes and our cash taxes paid are as follows:

	Year Ended December 31,
(in thousands)	2009	2008	2007
Current:
Domestic	$12,839	$9,404	$41,512
Foreign	66,952	52,554	45,347

Total current	79,791	61,958	86,859

Deferred:
Domestic	10,737	22,006	7,621
Foreign	10,894	23,870	2,644

Total deferred	21,631	45,876	10,265

Total provision for income taxes	$101,422	$107,834	$97,124

Cash taxes paid	$42,520	$66,594	$82,171

As of December 31, 2009 and 2008, our worldwide deferred tax assets, liabilities and net deferred tax liabilities were as follows:

	December 31,
(in thousands)	2009	2008
Deferred tax assets:
Deferred compensation	$22,185	$21,014
Foreign tax credit carryforwards	3,773	4,747
Accrued expenses	6,512	6,578
Deferred income	7,271	5,581
Other	7,389	7,760

Gross deferred tax assets	47,130	45,680
Valuation allowance	—	—

Total deferred tax assets	$47,130	$45,680

Deferred tax liabilities:
Property and equipment	$67,409	$54,506
Basis difference in equity investments	16,599	16,058
Unremitted foreign earnings	35,291	24,695
Other	5,958	7,998

Total deferred tax liabilities	$125,257	$103,257

Net deferred income tax liability	$78,127	$57,577

Our net deferred tax liability is reflected on our balance sheet as follows:

	December 31,
(in thousands)	2009	2008
Deferred tax liabilities	$94,219	$72,204
Current deferred assets	(16,092)	(14,627)

Net deferred income tax liability	$78,127	$57,577

We have $17 million of earnings of our Swiss subsidiary, Oceaneering International AG, that we consider indefinitely reinvested outside the United States and that we do not expect to repatriate. None of our foreign tax credits are scheduled to expire before December 31, 2014.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We believe it is more likely than not that all our deferred tax assets are realizable. We conduct business through several foreign subsidiaries and, although we expect our consolidated operations to be profitable, there is no assurance that profits will be earned in entities or jurisdictions that have NOLs available. Income taxes, computed by applying the federal statutory income tax rate of 35% to income before income taxes, are not materially different than our actual provisions for income taxes.

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

Jurisdiction	Periods
United States	2006
United Kingdom	2007
Norway	2000
Angola	2004
Nigeria	2003
Brazil	2004
Australia	2006
Canada	2006

4. SELECTED BALANCE SHEET ACCOUNTS

The following is information regarding selected balance sheet accounts:

	December 31,
(in thousands)	2009	2008
Inventory:
Inventory for remotely operated vehicles	$110,043	$104,892
Other inventory, primarily raw materials	122,174	130,690

Total	$232,217	$235,582

Other Current Assets:
Deferred income taxes	$16,092	$14,627
Prepaids and other	28,328	39,577

Total	$44,420	$54,204

Accrued Liabilities:
Payroll and related costs	$153,256	$143,613
Accrued job costs	48,541	62,112
Deferred revenue, including billings in excess of revenue recognized	28,311	17,559
Other	25,596	20,751

Total	$255,704	$244,035

Other Long-Term Liabilities:
Deferred income taxes	$94,219	$72,204
Supplemental Executive Retirement Plan	25,547	16,921
Accrued post-employment benefit obligations	14,176	11,178
Other	13,475	15,736

Total	$147,417	$116,039

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. DEBT

Long-term Debt consisted of the following:

	December 31,
(in thousands)	2009	2008
6.72% Senior Notes, maturing September 2010	$20,000	$40,000
Revolving credit facility, maturing January 2012	100,000	104,000
Term Loan	—	85,000

Long-term Debt	$120,000	$229,000

As of December 31, 2009, we had a $300 million revolving credit facility under an agreement (the "Credit Agreement") that currently extends to January 2012. We have to pay a commitment fee ranging from 0.125% to 0.175% on the unused portion of the facility, depending on our debt-to-capitalization ratio. Under the Credit Agreement, we have the option to borrow at LIBOR plus a margin ranging from 0.50% to 1.25%, depending on our debt-to-capitalization ratio, or at the agent bank's prime rate. At December 31, 2009, we had $100 million of borrowings outstanding under the Credit Agreement and $200 million available for borrowing. The weighted average interest rates on all our outstanding borrowings were 4.3% at December 31, 2009 and 2008.

In September 2008, we signed a one-year, unsecured term loan agreement providing for borrowings of up to $85 million. In October 2008, we borrowed the $85 million and used the proceeds to repay borrowings under our revolving credit facility. We repaid the term loan in 2009.

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

We have an interest rate hedge in place on $100 million of floating rate debt under our revolving credit facility for the period August 2009 to August 2011. The hedge fixes three-month LIBOR at 3.31%. We estimated the fair value of the interest rate hedge to be a liability of $3.7 million at December 31, 2009. This liability valuation was arrived at using a discounted cash flow model, which uses Level 2 inputs, and is reflected on our balance sheet as $2.1 million in current accrued liabilities and $1.6 million in other long-term liabilities.

Scheduled maturities of Long-term Debt outstanding as of December 31, 2009 were as follows:

(in thousands)	6.72% Notes	Revolving Credit	Total
2010	$20,000	$—	$20,000
2011	—	—	—
2012	—	100,000	100,000

Total	$20,000	$100,000	$120,000

Maturities in 2010 are not classified as current as of December 31, 2009, since we are able and have the intent to extend the stated maturities by borrowing amounts equal to the 2010 maturities under the revolving credit facility, with a maturity date after one year.

We made cash interest payments of $8.9 million, $13.6 million and $15.2 million in 2009, 2008 and 2007, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. COMMITMENTS AND CONTINGENCIES

Lease Commitments

At December 31, 2009, we occupied several facilities under noncancellable operating leases expiring at various dates through 2025. Future minimum rentals under all of our operating leases, including vessel rentals, are as follows:

(in thousands)
2010	$44,000
2011	33,346
2012	28,573
2013	19,725
2014	6,820
Thereafter	41,116

Total Lease Commitments	$173,580

The above table includes $57 million related to the five-year time charter of a vessel and crew, which began in the third quarter of 2008. Rental expense, which includes hire of vessels, specialized equipment and real estate rental, was approximately $74 million, $79 million and $82 million for 2009, 2008 and 2007, respectively.

Insurance

We self-insure for workers’ compensation, maritime employer's liability and comprehensive general liability claims to levels we consider financially prudent, and carry insurance for exposures beyond the self-insurance levels, which can be by occurrence or in the aggregate. We determine the level of accruals by reviewing our historical experience and current-year claim activity. We do not record accruals on a present-value basis. We review larger claims with insurance adjusters and establish specific reserves for all known liabilities. We establish an additional reserve for incidents incurred but not reported to us for each year using management estimates and based on prior experience. We believe that we have established adequate accruals for uninsured expected liabilities arising from those obligations. However, it is possible that future earnings could be affected by actual outcomes as well as changes in our estimates relating to these matters.

Litigation

Various actions and claims are pending against us, most of which are covered by insurance. Although we cannot predict the ultimate outcome of these matters, we believe the ultimate liability, if any, that may result from these actions and claims will not materially affect our results of operations, cash flow or financial position.

Letters of Credit

We had $36 million and $23 million in letters of credit outstanding as of December 31, 2009 and 2008, respectively, as guarantees in force for self-insurance requirements and various performance and bid bonds, which are usually for the duration of the applicable contract.

Financial Instruments and Risk Concentration

In the normal course of business, we manage risks associated with foreign exchange rates and interest rates through a variety of strategies, including the use of hedging transactions. As a matter of policy, we do not use derivative instruments unless there is an underlying exposure.

At December 31, 2009, we had an interest rate swap in place related to $100 million of debt under our revolving credit agreement. The fair value of the interest rate swap is deferred in accumulated other comprehensive income and is subsequently reclassified into earnings in the periods in which the hedged interest payments on the variable rate debt affect earnings.

Other financial instruments that potentially subject us to concentrations of credit risk are principally cash and cash equivalents and accounts receivable. The carrying values of cash and cash equivalents and bank borrowings approximate their fair values due to the short maturity of those instruments or the short-term duration of the associated interest rate periods. Accounts receivable are generated from a broad group of customers, primarily from within the energy industry, which is our major source of revenue. At December 31, 2009, one customer in West Africa owed us $50 million. Due to their short-term nature, carrying values of our accounts receivable and accounts payable approximate fair market value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We estimated the fair value of our $20 million of 6.72% Senior Notes to be approximately equal to their face value as of December 31, 2009. We arrived at this estimate by computing the present value of the future principal and interest payments using a yield-to-maturity interest rate for securities of similar quality and term, which we believe are Level 2 inputs.

7. OPERATIONS BY BUSINESS SEGMENT AND GEOGRAPHIC AREA

Business Segment Information

We are a global oilfield provider of engineered services and products, primarily to the offshore oil and gas industry, with a focus on deepwater applications. Through the use of our applied technology expertise, we also serve the defense and aerospace industries. Our Oil and Gas business consists of Remotely Operated Vehicles ("ROVs"), Subsea Products, Subsea Projects, Mobile Offshore Production Systems and Inspection. Our ROV segment provides submersible vehicles operated from the surface to support offshore oil and gas exploration, production and construction activities. Our Subsea Products segment supplies a variety of built-to-order specialty subsea hardware. Our Subsea Projects segment provides multiservice vessels, oilfield diving and support vessel operations, which are used primarily in inspection, repair and maintenance and installation activities. Our Inspection segment provides customers with a wide range of third-party inspection services to satisfy contractual structural specifications, internal safety standards and regulatory requirements. Our Mobile Offshore Production Systems segment provides offshore production facilities through mobile offshore production systems that we own and a 50%-owned entity, which owns 75% of another system. Our Advanced Technologies business provides project management, engineering services and equipment for applications in non-oilfield markets. Unallocated Expenses are those not associated with a specific business segment. These consist of expenses related to our incentive and deferred compensation plans, including restricted stock and bonuses, as well as other general expenses, including corporate administrative expenses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table that follows presents Revenue, Income from Operations, Depreciation and Amortization Expense and Equity Earnings of Unconsolidated Affiliates by business segment:

	Year Ended December 31,
(in thousands)	2009	2008	2007
Revenue
Oil and Gas
Remotely Operated Vehicles	$649,228	$625,921	$531,381
Subsea Products	487,726	649,857	521,937
Subsea Projects	241,393	256,517	257,752
Inspection	216,140	249,109	219,686
Mobile Offshore Production Systems	33,214	39,274	50,103

Total Oil and Gas	1,627,701	1,820,678	1,580,859
Advanced Technologies	194,380	156,743	162,221

Total	$1,822,081	$1,977,421	$1,743,080

Income from Operations
Oil and Gas
Remotely Operated Vehicles	$207,683	$190,343	$144,242
Subsea Products	60,526	96,046	92,804
Subsea Projects	66,514	72,816	92,841
Inspection	26,443	31,017	22,749
Mobile Offshore Production Systems	8,890	6,730	11,048

Total Oil and Gas	370,056	396,952	363,684
Advanced Technologies	12,366	9,773	14,458
Unallocated Expenses	(90,306)	(89,167)	(88,519)

Total	$292,116	$317,558	$289,623

Depreciation and Amortization Expense
Oil and Gas
Remotely Operated Vehicles	$68,022	$55,948	$46,305
Subsea Products	24,133	22,016	17,201
Subsea Projects	11,061	11,129	9,111
Inspection	3,794	3,691	3,137
Mobile Offshore Production Systems	7,950	16,690	13,510

Total Oil and Gas	114,960	109,474	89,264
Advanced Technologies	2,526	1,425	1,438
Unallocated Expenses	5,459	4,130	3,074

Total	$122,945	$115,029	$93,776

Equity Earnings of Unconsolidated Affiliates
Mobile Offshore Production Systems	$3,242	$1,894	$3,779
Advanced Technologies	—	25	251

Total	$3,242	$1,919	$4,030

We determine income from operations for each business segment before interest income or expense, other income (expense) and provision for income taxes. We do not consider an allocation of these items to be practical.

Depreciation and amortization expense for Mobile Offshore Production Systems in 2008 includes an impairment charge of $5.7 million to reduce our investment in the Ocean Pensador to fair value.

No individual customer accounted for more than 10% of our consolidated revenue during 2009 or 2008. During 2007, revenue from one customer, BP plc and subsidiaries, in our oil and gas business segments accounted for 14% of our total consolidated revenue.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents Assets, Property and Equipment and Goodwill by business segment as of the dates indicated:

	December 31,
(in thousands)	2009	2008
Assets
Oil and Gas
Remotely Operated Vehicles	$755,612	$651,852
Subsea Products	516,239	578,523
Subsea Projects	144,357	149,113
Inspection	76,513	65,009
Mobile Offshore Production Systems	89,509	111,406

Total Oil and Gas	1,582,230	1,555,903
Advanced Technologies	62,193	43,259
Corporate and Other	235,864	70,858

Total	$1,880,287	$1,670,020

Property and Equipment, net
Oil and Gas
Remotely Operated Vehicles	$470,975	$378,982
Subsea Products	160,214	161,405
Subsea Projects	75,731	82,237
Inspection	14,574	11,418
Mobile Offshore Production Systems	26,724	43,265

Total Oil and Gas	748,218	677,307
Advanced Technologies	7,546	6,170
Corporate and Other	10,597	13,953

Total	$766,361	$697,430

Goodwill
Oil and Gas
Remotely Operated Vehicles	$27,083	$25,614
Subsea Products	78,481	68,997
Inspection	14,802	13,641

Total Oil and Gas	120,366	108,252
Advanced Technologies	10,454	10,454

Total	$130,820	$118,706

All assets specifically identified with a particular business segment have been segregated. Cash and cash equivalents, certain other current assets, certain investments and other assets have not been allocated to particular business segments and are included in Corporate and Other.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents Capital Expenditures by business segment for the periods indicated:

	Year Ended December 31,
(in thousands)	2009	2008	2007
Capital Expenditures
Oil and Gas
Remotely Operated Vehicles	$146,707	$146,363	$121,643
Subsea Products	13,694	78,424	65,727
Subsea Projects	2,732	12,730	27,901
Inspection	6,611	6,558	14,801
Mobile Offshore Production Systems	85	208	650

Total Oil and Gas	169,829	244,283	230,722
Advanced Technologies	3,234	2,806	621
Corporate and Other	1,958	5,188	2,452

Total	$175,021	$252,277	$233,795

Capital expenditures in the table include the costs of business acquisitions.

Geographic Operating Areas

The following table summarizes certain financial data by geographic area:

	Year Ended December 31,
(in thousands)	2009	2008	2007
Revenue
Foreign:
West Africa	$280,707	$284,523	$225,879
Norway	230,874	231,632	176,467
United Kingdom	156,748	251,660	242,680
Asia and Australia	135,721	129,315	115,842
Brazil	97,401	116,919	78,662
Other	60,610	48,530	41,130

Total Foreign	962,061	1,062,579	880,660
United States	860,020	914,842	862,420

Total	$1,822,081	$1,977,421	$1,743,080

Long-Lived Assets
Foreign:
West Africa	$95,326	$88,895	$81,647
Norway	170,617	141,123	111,386
United Kingdom	63,334	58,371	69,525
Asia and Australia	76,622	78,082	77,471
Brazil	63,653	32,745	25,447
Other	20,490	17,406	7,551

Total Foreign	490,042	416,622	373,027
United States	487,453	486,264	462,109

Total	$977,495	$902,886	$835,136

Revenue is based on location where services are performed and products are manufactured.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Additional Income Statement Detail

The following schedule shows our revenue, costs and gross margins by services and products:

	Year Ended December 31,
(in thousands)	2009	2008	2007
Revenue:
Services	$1,275,263	$1,311,149	$1,193,797
Products	546,818	666,272	549,283

Total revenue	1,822,081	1,977,421	1,743,080

Cost of Services and Products:
Services	897,654	935,752	860,582
Products	421,438	513,643	405,115
Unallocated expenses	65,263	63,226	64,098

Total cost of services and products	1,384,355	1,512,621	1,329,795

Gross margin:
Services	377,609	375,397	333,215
Products	125,380	152,629	144,168
Unallocated expenses	(65,263)	(63,226)	(64,098)

Total gross margin	$437,726	$464,800	$413,285

8. EMPLOYEE BENEFIT PLANS AND SHAREHOLDER RIGHTS PLAN

Retirement Investment Plans

We have several employee retirement investment plans that, taken together, cover most of our full time employees. The Oceaneering Retirement Investment Plan is a 401(k) plan in which U.S. employees may participate by deferring a portion of their gross monthly salary and directing us to contribute the deferred amount to the plan. We match a portion of the employees' deferred compensation. Our contributions to the 401(k) plan were $13.2 million, $12.9 million and $9.6 million for the plan years ended December 31, 2009, 2008 and 2007, respectively.

We also make matching contributions to other foreign employee savings plans similar in nature to a 401(k) plan. In 2009, 2008 and 2007, these contributions, principally related to plans associated with U.K. and Norwegian subsidiaries, were $5.2 million, $5.1 million and $3.8 million, respectively.

The Oceaneering International, Inc. Supplemental Executive Retirement Plan covers selected key management employees and executives, as approved by the Compensation Committee of our Board of Directors (the "Compensation Committee"). Under this plan, we accrue an amount determined as a percentage of the participant's gross monthly salary and the amounts accrued are treated as if they are invested in one or more investment vehicles pursuant to this plan. Expenses related to this plan during 2009, 2008 and 2007 were $3.5 million, $2.6 million and $2.9 million, respectively.

We have defined benefit plans covering some of our employees in the U.K. and Norway. There are no further benefits accruing under the U.K. plan, and the Norway plan is closed to new participants. The projected benefit obligations for both plans were $21 million and $17 million, at December 31, 2009 and 2008, respectively, and the fair values of the plan assets (using Level 2 inputs) for both plans were $15 million and $12 million at December 31, 2009 and 2008, respectively.

Incentive and Stock Option Plans

Under our 2005 Incentive Plan (the "Incentive Plan"), shares of our common stock are made available for awards to employees and nonemployee members of our Board of Directors.

The Incentive Plan is administered by the Compensation Committee; however, the full Board of Directors makes determinations regarding awards to nonemployee directors under the Incentive Plan. The Compensation Committee or our Board of Directors, as applicable, determines the type or types of award(s) to be made to each participant and sets forth in the related award agreement the terms, conditions and limitations applicable to each award. Stock options, stock

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

appreciation rights and stock and cash awards may be made under the Incentive Plan. Options outstanding under the Incentive Plan and prior plans vest over a six-month period and are exercisable over a period of seven years after the date of grant. Under the Incentive Plan, a stock option must have a term not exceeding seven years from the date of grant and must have an exercise price of not less than the fair market value of a share of our common stock on the date of grant. The Compensation Committee may not: (1) grant, in exchange for a stock option, a new stock option having a lower exercise price; or (2) reduce the exercise price of a stock option. In light of the accounting expense recognition requirements established as of January 1, 2006, the Compensation Committee has expressed its intention to refrain from using stock options as a component of employee compensation for our executive officers and other employees for the foreseeable future. Additionally, the Board of Directors has expressed its intention to refrain from using stock options as a component of nonemployee director compensation for the foreseeable future.

In 2009, 2008 and 2007, the Compensation Committee granted awards of performance units under the Incentive Plan to certain of our key executives and employees. In 2009 and 2008, our Board of Directors granted awards of performance units under the Incentive Plan to our Chairman of the Board. The performance units awarded are scheduled to vest in full on the third anniversary of the award date, or pro rata over three years if the participant meets certain age and years of service requirements. The Compensation Committee and the Board of Directors have approved specific financial goals and measures based on our cumulative cash flow from operations, and a comparison of return on invested capital and cost of capital for each of the three-year periods ending December 31, 2011, 2010 and 2009 to be used as the basis for the final value of the performance units. The final value of each performance unit may range from $0 to $125. Upon vesting and determination of value, the value of the performance units will be payable in cash. As of December 31, 2009, there were 325,075 performance units outstanding.

The following is a summary of our stock option activity for the three years ended December 31, 2009:

	Shares under Option	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balance at December 31, 2006	663,250	$14.61
Granted	—	—
Exercised	(374,850)	14.08	$15,125,000

Forfeited	(2,400)	11.58

Balance at December 31, 2007	286,000	15.32
Granted	—	—
Exercised	(130,100)	13.27	$7,125,000

Forfeited	(3,000)	13.51

Balance at December 31, 2008	152,900	17.11
Granted	—	—
Exercised	(109,400)	17.19	$3,257,000

Forfeited	(2,500)	17.14

Balance at December 31, 2009	41,000	$16.90

The following table provides information about the options outstanding at December 31, 2009.

	Outstanding			Exercisable
Range of Exercise Prices	Number of Shares at December 31, 2009	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Shares at December 31, 2009	Weighted Average Exercise Price
$16.90 – 16.96	41,000	2.4	$16.90	41,000	$16.90

The aggregate intrinsic value of our exercisable stock options was $1.7 million at December 31, 2009. We received $1.9 million, $1.7 million and $5.3 million from the exercise of stock options in 2009, 2008 and 2007, respectively. The excess tax benefit realized from tax deductions from stock options for 2009, 2008 and 2007 was $0.9 million, $2.0 million and $4.6 million, respectively. Excess tax benefits from share-based compensation are classified as a cash outflow in cash flows from operating activities and an inflow in cash flows from financing activities in the statement of cash flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted Stock Plan Information

During 2009, 2008 and 2007, the Compensation Committee granted restricted units of our common stock to certain of our key executives and employees. During 2009, 2008 and 2007, our Board of Directors granted restricted units of our common stock to our Chairman of the Board of Directors and restricted common stock to our other nonemployee directors. Over 65% of the grants made in 2009, 2008 and 2007 to our employees vest in full on the third anniversary of the award date, conditional upon continued employment. The remainder of the grants made to employees and all the grants made to our Chairman of the Board of Directors vest pro rata over three years, as these participants meet certain age and years-of-service requirements. For the grants to each of the participant employees and the Chairman of our Board of Directors, the participant will be issued a share of our common stock for the participant’s vested common stock units at the earlier of three years or, if the participant vested earlier after meeting the age and service requirements, at termination of employment or service. The grants to our nonemployee directors vest in full on the first anniversary of the award date conditional upon continued service as a director. Pursuant to grants of restricted common stock units to our employees made prior to 2005, at the time of each vesting, a participant receives a tax-assistance payment. Our tax assistance payments were $3.7 million in 2009, $8.9 million in 2008 and $7.0 million in 2007. In April 2009, the Compensation Committee adopted a policy that Oceaneering will not provide U.S. federal income tax gross-up payments to any of its directors or executive officers in connection with future awards of restricted stock or stock units. This policy does not affect existing change-in-control agreements with several of our executive officers and our Chairman of the Board, as well as our existing service agreement with our Chairman of the Board, which provide for tax gross-up payments that could become applicable to such future awards in limited circumstances, such as following a change in control of our company. This policy also has no effect on previously outstanding awards granted in 2002 and 2004 that provide for tax gross-up payments. The tax benefit realized from tax deductions in excess of financial statement expense was $1.6 million, $4.8 million and $3.4 million in 2009, 2008 and 2007, respectively.

The following is a summary of our restricted stock and restricted stock unit activity for 2009, 2008 and 2007:

	Number	Weighted Average Fair Value	Aggregate Intrinsic Value
Balance at December 31, 2006	917,250	$14.47
Granted	245,750	41.05
Issued	(259,933)	12.02	$13,770,000

Forfeited	(17,617)	25.44

Balance at December 31, 2007	885,450	22.35
Granted	206,875	62.24
Issued	(256,600)	13.62	$17,880,000

Forfeited	(10,975)	46.83

Balance at December 31, 2008	824,750	34.75
Granted	205,925	31.06
Issued	(376,250)	23.94	$14,239,000

Forfeited	(32,900)	41.42

Balance at December 31, 2009	621,525	$39.71

Each grantee of shares of restricted common stock is deemed to be the record owner of those shares during the restriction period, with the right to vote and receive any dividends on those shares. The restricted stock units granted in 2009, 2008 and 2007 carry no voting rights and, with respect to the 2008 and 2007 grants, carry a dividend right should we pay dividends on our common stock.

Effective January 1, 2006, the unvested portions of our grants of restricted stock units were valued at their estimated fair values as of their respective grant dates. For grants made prior to 2006, we used a Black-Scholes methodology to produce a Monte Carlo simulation model, which allows for the incorporation of the performance criteria that had to be met before the awards were earned by the holders. The valuations allowed for variables, such as volatility, the risk-free interest rate, dividends and performance hurdles. The assumptions used for the grants prior to 2006 were: expected volatility of 50% (based on historic analysis), risk-free interest rate of 2% and no dividends. The grants in 2009, 2008 and 2007 were subject only to vesting conditioned on continued employment; therefore, these grants were valued at the grant date fair market value using the closing price of our stock on the New York Stock Exchange.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Compensation expense under the restricted stock plans was $23.8 million, $23.0 million and $25.0 million for 2009, 2008 and 2007, respectively. As of December 31, 2009, we had $5.8 million of future expense to be recognized related to our restricted stock unit plans over a weighted average remaining life of 1.5 years.

Stockholder Rights Plan

We adopted a Stockholder Rights Plan on November 20, 1992, which was amended and restated as of November 16, 2001. Each Right initially entitles the holder to purchase from us a fractional share consisting of one two-hundredth of a share of Series B Junior Participating Preferred Stock, at a purchase price of $30 per fractional share, subject to adjustment. The Rights generally will not become exercisable until ten days after a public announcement that a person or group has acquired 15% or more of our common stock (thereby becoming an "Acquiring Person") or the commencement of a tender or exchange offer that would result in a person or group becoming an Acquiring Person (the earlier of such dates being called the "Distribution Date"). Rights were issued and will continue to be issued with all shares of our common stock that are issued until the Distribution Date. Until the Distribution Date, the Rights will be evidenced by the certificates representing our common stock and will be transferable only with our common stock. Generally, if any person or group becomes an Acquiring Person, each Right, other than Rights beneficially owned by the Acquiring Person (which will thereupon become void), will thereafter entitle its holder to purchase, at the Rights’ then-current exercise price, shares of our common stock having a market value of two times the exercise price of the Right. At any time until ten days after a public announcement that the Rights have been triggered, we will generally be entitled to redeem the Rights for $0.01 and to amend the Rights in any manner other than certain specified exceptions. Certain subsequent amendments are also permitted. The Stockholder Rights Plan is scheduled to expire on November 20, 2011.

Post-Employment Benefit

In 2001, we entered into an agreement with our Chairman (the "Chairman") who was also then our Chief Executive Officer. That agreement was amended in 2006 and in 2008. Pursuant to the amended agreement, the Chairman relinquished his position as Chief Executive Officer in May 2006 and began his post-employment service period on December 31, 2006. The agreement provides for a specific service period ending no later than August 15, 2011, during which the Chairman, acting as an independent contractor, has agreed to serve as nonexecutive Chairman of our Board of Directors for so long as our Board of Directors desires that he shall continue to serve in that capacity. The agreement provides the Chairman with post-employment benefits for ten years following the sooner to occur of August 15, 2011 or the termination of his services to us. The amendment in 2006 included a lump-sum cash buyout, paid in 2007, of the Chairman’s entitlement to perquisites and administrative assistance during that ten-year period (expected to run from 2011 to 2021). As a result, we recorded $2.8 million of associated expense in the fourth quarter of 2006. The agreement also provides for medical coverage on an after-tax basis to the Chairman, his spouse and children during his service with us and thereafter for their lives. We are recognizing the net present value of the post-employment benefits over the expected service period. If the service period is terminated for any reason (other than the Chairman’s refusal to continue serving), we will recognize all the previously unaccrued benefits in the period in which that termination occurs. Our total accrued liabilities, current and long-term, under this post-employment benefit were $6.3 million and $5.6 million at December 31, 2009 and 2008, respectively.

As part of the arrangements relating to the Chairman’s post-employment benefits, we established an irrevocable grantor trust, commonly known as a "rabbi trust," to provide the Chairman greater assurance that we will set aside an adequate source of funds to fund payment of the post-retirement benefits under this agreement, including the medical coverage benefits payable to the Chairman, his spouse and their children for their lives. In connection with establishment of the rabbi trust, we contributed to the trust a life insurance policy on the life of the Chairman, which we had previously obtained, and we agreed to continue to pay the premiums due on that policy. When the life insurance policy matures, the proceeds of the policy will become assets of the trust. If the value of the trust exceeds $4 million, as adjusted by the consumer price index, at any time after January 1, 2012, the excess may be paid to us. However, because the trust is irrevocable, the assets of the trust are generally not available to fund our future operations until the trust terminates, which is not expected to be during the lives of the Chairman, his spouse or their children. Furthermore, no tax deduction will be available for our contributions to the trust; however, we may benefit from future tax deductions for benefits actually paid from the trust (although benefit payments from the trust are not expected to occur in the near term, because we expect to make direct payments of those benefits for the foreseeable future).

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

(in thousands, except per share data)

	Year Ended December 31, 2009
Quarter Ended	March 31	June 30	Sept. 30	Dec. 31	Total
Revenue	$435,100	$450,683	$484,036	$452,262	$1,822,081
Gross profit	105,802	110,145	114,045	107,734	437,726
Income from operations	69,380	74,298	76,306	72,132	292,116
Net income	44,345	48,111	49,839	46,058	188,353
Diluted earnings per share	$0.80	$0.87	$0.90	$0.83	$3.40
Weighted average number of diluted shares outstanding	54,863	55,041	55,058	55,095	55,026

	Year Ended December 31, 2008
Quarter Ended	March 31	June 30	Sept. 30	Dec. 31	Total
Revenue	$435,815	$500,120	$515,795	$525,691	$1,977,421
Gross profit	98,666	118,290	127,596	120,248	464,800
Income from operations	64,770	81,465	89,697	81,626	317,558
Net income	41,279	52,123	54,975	51,009	199,386
Diluted earnings per share *	$0.73	$0.93	$0.98	$0.92	$3.56
Weighted average number of diluted shares outstanding	55,668	55,710	55,399	54,726	55,374

*	2008 period amounts have been restated to comply with current accounting rules.

Exhibit Index

			Registration or File Number	Form of Report	Report Date	Exhibit Number
*	3.01	Restated Certificate of Incorporation	1-10945	10-K	Dec. 2000	3.01

*	3.02	Certificate of Amendment to Restated Certificate of Incorporation	1-10945	8-K	May 2008	3.1

*	3.03	Amended and Restated Bylaws	1-10945	8-K	Dec. 2007	3.1

*	4.01	Specimen of Common Stock Certificate	1-10945	10-K	March 1993	4(a)

*	4.02	Amended and Restated Shareholder Rights Agreement dated as of November 16, 2001	1-10945	8-K	Nov. 2001	4.1

*	4.03	Note Purchase Agreement dated as of September 8, 1998 relating to $100,000,000 6.72% Senior Notes due September 8, 2010	1-10945	10-Q	Sept. 1998	4.01

*	4.04	Amended and Restated Credit Agreement ($250,000,000 Revolving Credit Facility with Accordion to $300,000,000) dated as of January 2, 2004	1-10945	10-K	Dec. 2003	4.05

*	4.05	First Amendment to Amended and Restated Credit Agreement dated January 22, 2007	1-10945	8-K	Jan. 2007	4.2

*	4.06	$200,000,000 Private Shelf Facility dated as of September 9, 2009 between Oceaneering International, Inc. and Prudential Investment Management, Inc.	1-10945	8-K	Sept. 2009	10.1

We and certain of our consolidated subsidiaries are parties to debt instruments under which the total amount of securities authorized does not exceed 10% of our total consolidated assets. Pursuant to paragraph 4(iii)(A) of Item 601(b) of Regulation S-K, we agree to furnish a copy of those instruments to the Securities and Exchange Commission on request.

	10.01+	Defined Contribution Master Plan and Trust Agreement and Adoption Agreement for the Oceaneering International, Inc. Retirement Investment Plan

*	10.02+	Amended and Restated Service Agreement dated as of December 21, 2006 between Oceaneering and John R. Huff	1-10945	8-K	Dec. 2006	10.01

*	10.03+	Modification to Service Agreement dated as of December 21, 2006 between Oceaneering and John R. Huff	1-10945	8-K	Dec. 2008	10.9

*	10.04+	Trust Agreement dated as of May 12, 2006 between Oceaneering and United Trust Company, National Association	1-10945	8-K	May 2006	10.02

*	10.05+	First Amendment to Trust Agreement dated as of May 12, 2006 between Oceaneering International, Inc. and Bank of America National Association, as successor trustee	1-10945	8-K	Dec. 2008	10.10

*	10.06+	2002 Non-Executive Incentive Plan	1-10945	10-Q	Sept. 2002	10.03

*	10.07+	First Amendment to 2002 Non-Executive Incentive Plan of Oceaneering International, Inc.	1-10945	10-K	Dec. 2008	10.7

*	10.08+	Oceaneering International, Inc. Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2009	1-10945	8-K	Dec. 2008	10.5

*	10.09+	Amended and Restated Oceaneering International, Inc. Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2000	1-10945	8-K	Dec. 2008	10.6

*	10.10+	Change-of-Control Agreements dated as of November 16, 2001 between Oceaneering and John R. Huff, T. Jay Collins, Marvin J. Migura, M. Kevin McEvoy and George R. Haubenreich, Jr.	1-10945	10-K	Dec. 2001	10.06

*	10.11+	Form of First Amendment to Change-of-Control Agreement with T. Jay Collins, M. Kevin McEvoy, Marvin J. Migura and George R. Haubenreich, Jr.	1-10945	8-K	Dec. 2008	10.7

*	10.12+	First Amendment to Change-of-Control Agreement with John R. Huff.	1-10945	8-K	Dec. 2008	10.8

*	10.13+	First Amendment to 2002 Incentive Plan of Oceaneering International, Inc.	1-10945	8-K	Dec. 2008	10.2

*	10.14+	Form of Indemnification Agreement dated November 16, 2001 between Oceaneering and each of its Directors, Marvin J. Migura, M. Kevin McEvoy and George R. Haubenreich, Jr.	1-10945	10-K	Dec. 2001	10.12

*	10.15+	2002 Incentive Plan	1-10945	10-Q	June 2002	10.01

	10.16+	Oceaneering International, Inc. 2009 Cash Bonus Award Program

*	10.17+	Amended and Restated 2002 Restricted Stock Unit Award Agreements with John R. Huff and Executive Officers	1-10945	10-Q	Sept. 2002	10.04

*	10.18+	Form of First Amendment to Oceaneering International, Inc. Amended and Restated 2002 Restricted Stock Unit Award Incentive Agreement with Executive Officers	1-10945	8-K	Dec. 2008	10.3

*	10.19+	First Amendment to Oceaneering International, Inc. Amended and Restated 2002 Restricted Stock Unit Award Incentive Agreement with John R. Huff	1-10945	8-K	Dec. 2008	10.4

	10.20+	2005 Incentive Plan

*	10.21+	First Amendment to 2005 Incentive Plan of Oceaneering International, Inc.	1-10945	8-K	Dec. 2008	10.1

*	10.22+	Form of 2006 Employee Restricted Stock Unit Agreement for John R. Huff and Executive Officers	1-10945	8-K	Feb. 2006	10.1

*	10.23+	Form of 2006 Performance Unit Agreement for John R. Huff, and Executive Officers	1-10945	8-K	Feb. 2006	10.2

*	10.24+	2006 Performance Award: Goals and Measures, relating to the Form of 2006 Performance Unit Agreement	1-10945	8-K	Feb. 2006	10.3

*	10.25+	Form of 2007 Employee Restricted Stock Unit Agreement for Executive Officers	1-10945	8-K	Feb. 2007	10.1

*	10.26+	Form of 2007 Chairman Restricted Stock Unit Agreement for John R. Huff	1-10945	8-K	Feb. 2007	10.3

*	10.27+	Form of 2007 Performance Unit Agreement for Executive Officers	1-10945	8-K	Feb. 2007	10.2

*	10.28+	Form of 2007 Chairman Performance Unit Agreement for John R. Huff	1-10945	8-K	Feb. 2007	10.4

*	10.29+	2007 Performance Award: Goals and Measures, relating to the Form of 2007 Performance Unit Agreement and Form of Chairman Performance Unit Agreement	1-10945	8-K	Feb. 2007	10.5

*	10.30+	Form of 2008 Employee Restricted Stock Unit Agreement for Executive Officers	1-10945	8-K	Feb. 2008	10.1

*	10.31+	Form of 2008 Nonemployee Director Restricted Stock Agreement for Jerold J. DesRoche, David S. Hooker, D Michael Hughes and Harris J. Pappas	1-10945	8-K	Feb. 2008	10.6

*	10.32+	Form of 2008 Chairman Restricted Stock Unit Agreement for John R. Huff	1-10945	8-K	Feb. 2008	10.3

*	10.33+	Form of 2008 Performance Unit Agreement for Executive Officers	1-10945	8-K	Feb. 2008	10.2

*	10.34+	Form of 2008 Chairman Performance Unit Agreement for John R. Huff	1-10945	8-K	Feb. 2008	10.4

*	10.35+	2008 Performance Award: Goals and Measures, relating to the Form of 2008 Performance Unit Agreement and Form of Chairman Performance Unit Agreement	1-10945	8-K	Feb. 2008	10.5

*	10.36+	Form of 2009 Employee Restricted Stock Unit Agreement for Executive Officers	1-10945	8-K	Feb. 2009	10.1

*	10.37+	Form of 2009 Nonemployee Director Restricted Stock Unit Agreement for Jerold J. DesRoche, David S. Hooker, D. Michael Hughes and Harris J. Pappas	1-10945	8-K	Feb. 2009	10.6

*	10.38+	Form of 2009 Chairman Restricted Stock Unit Agreement for John R. Huff	1-10945	8-K	Feb. 2009	10.3

*	10.39+	Form of 2009 Performance Unit Agreement for Executive Officers	1-10945	8-K	Feb. 2009	10.2

*	10.40+	Form of 2009 Chairman Performance Unit Agreement for John R. Huff	1-10945	8-K	Feb. 2009	10.4

*	10.41+	2009 Performance Award: Goals and Measures, relating to the form of 2009 Performance Unit Agreement for its executive officers and 2009 Chairman Performance Unit Agreement	1-10945	8-K	Feb. 2009	10.5

*	10.42+	Form of 2010 Employee Restricted Stock Unit Agreement for Executive Officers	1-10945	8-K	Feb. 2010	10.1

*	10.43+	Form of 2010 Nonemployee Director Restricted Stock Unit Agreement for Jerold J. DesRoche, David S. Hooker, D. Michael Hughes and Harris J. Pappas	1-10945	8-K	Feb. 2010	10.6

*	10.44+	Form of 2010 Chairman Restricted Stock Unit Agreement for John R. Huff	1-10945	8-K	Feb. 2010	10.3

*	10.45+	Form of 2010 Performance Unit Agreement for Executive Officers	1-10945	8-K	Feb. 2010	10.2

*	10.46+	Form of 2010 Chairman Performance Unit Agreement for John R. Huff	1-10945	8-K	Feb. 2010	10.4

*	10.47	2010 Performance Award: Goals and Measures, relating to the form of 2010 Performance Unit Agreement and 2010 Chairman Performance Unit Agreement	1-10945	8-K	Feb. 2010	10.5

*	10.48	Separation and Release Agreement dated as of August 4, 2009 between Oceaneering International, Inc. and Philip D. Gardner	1-10945	8-K	Aug. 2009	3.1

	21.01	Subsidiaries of Oceaneering

	23.01	Consent of Independent Registered Public Accounting Firm

	31.01	Rule 13a – 14(a)/15d – 14(a) certification of Chief Executive Officer

	31.02	Rule 13a – 14(a)/15d – 14(a) certification of Chief Financial Officer

	32.01	Section 1350 certification of Chief Executive Officer

	32.02	Section 1350 certification of Chief Financial Officer

*	Exhibit previously filed with the Securities and Exchange Commission, as indicated, and incorporated herein by reference.
+	Management contract or compensatory plan or arrangement.