Form 10-Q
period 2010-03-31
OCEANEERING INTERNATIONAL INC
filed 2010-05-05
CIK 73756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One) [X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010 OR
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

The number of shares of the registrant’s common stock outstanding as of April 30, 2010 was 55,142,374.

Oceaneering International, Inc.

Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2010	Dec. 31, 2009
	(unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$220,039	$162,351
Accounts receivable, net of allowances for doubtful accounts of $388 and $274	438,946	435,151
Inventory	230,521	232,217
Other current assets	56,188	44,420

Total Current Assets	945,694	874,139

Property and equipment, at cost	1,488,094	1,501,243
Less accumulated depreciation	745,071	734,882

Net Property and Equipment	743,023	766,361

Other Assets:
Goodwill	128,732	130,820
Investments in unconsolidated affiliates	56,950	58,736
Other	54,303	50,231

Total Other Assets	239,985	239,787

TOTAL ASSETS	$1,928,702	$1,880,287

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$99,880	$86,484
Accrued liabilities	246,706	255,704
Income taxes payable	53,491	46,359

Total Current Liabilities	400,077	388,547

Long-term Debt	120,000	120,000
Other Long-term Liabilities	151,470	147,417
Commitments and Contingencies
Shareholders’ Equity	1,257,155	1,224,323

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,928,702	$1,880,287

The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(in thousands, except per share amounts)

	For the Three Months Ended March 31,
	2010	2009
Revenue	$435,170	$435,100

Cost of services and products	335,465	329,298

Gross Profit	99,705	105,802

Selling, general and administrative expense	37,376	36,422

Income from Operations	62,329	69,380

Interest income	103	135

Interest expense	(1,641)	(2,381)

Equity earnings of unconsolidated affiliates	565	883

Other income (expense), net	(982)	206

Income before Income Taxes	60,374	68,223

Provision for income taxes	21,131	23,878

Net Income	$39,243	$44,345

Basic Earnings per Share	$0.71	$0.81

Diluted Earnings per Share	$0.71	$0.80

The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	For the Three Months Ended March 31,
	2010	2009
Cash Flows from Operating Activities:

Net income	$39,243	$44,345

Adjustments to reconcile net income to net cashprovided by operating activities:
Depreciation and amortization, including impairment charge	39,033	28,023
Deferred income tax provision	2,340	11,326
Loss on sales of property and equipment	74	99
Noncash compensation	2,074	1,586
Earnings from Medusa Spar LLC	(565)	(883)
Increase (decrease) in cash from:
Accounts receivable	(3,795)	46,348
Inventory and other current assets	1,571	(8,014)
Other assets	(759)	1,420
Currency translation effect on working capital	(1,221)	1,201
Current liabilities	11,530	(39,483)
Other long-term liabilities	324	(3,312)

Total adjustments to net income	50,606	38,311

Net Cash Provided by Operating Activities	89,849	82,656

Cash Flows from Investing Activities:

Purchases of property and equipment	(36,199)	(45,387)
Distributions from Medusa Spar LLC	2,364	2,852
Dispositions of property and equipment	16	1,171

Net Cash Used in Investing Activities	(33,819)	(41,364)

Cash Flows from Financing Activities:

Net payments of revolving credit	—	(4,000)
Payments of term loan	—	(25,000)
Proceeds from issuance of common stock	693	870
Excess tax benefits from stock-based compensation	965	433

Net Cash Provided by (Used in) Financing Activities	1,658	(27,697)

Net Increase in Cash and Cash Equivalents	57,688	13,595

Cash and Cash Equivalents — Beginning of Period	162,351	11,200

Cash and Cash Equivalents — End of Period	$220,039	$24,795

The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Summary of Major Accounting Policies

Basis of Presentation. We have prepared these unaudited consolidated financial statements pursuant to instructions for quarterly reports on Form 10-Q, which we are required to file with the Securities and Exchange Commission. These financial statements do not include all information and footnotes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States. These financial statements reflect all adjustments that we believe are necessary to present fairly our financial position at March 31, 2010 and our results of operations and cash flows for the periods presented. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in our annual report on Form 10-K for the year ended December 31, 2009. The results for interim periods are not necessarily indicative of annual results.

Reclassifications. Certain amounts from prior periods have been reclassified to conform with the current year presentation.

With the sale of the Ocean Producer in late 2009, our Mobile Offshore Production Systems (“MOPS”) business is no longer significant to our overall performance. Consequently, our MOPS results are now being reported in our Subsea Projects segment and our historical segment results have been conformed to the current year presentation.

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

During the quarter ended March 31, 2010, we recorded an impairment charge of $5.2 million to reduce the carrying value of our vessel held for sale, The Performer, to its fair value less estimated costs to sell. This charge is reflected as additional depreciation within the cost of services and products of our Subsea Projects segment. The Performer completed its contract in Angola during the first quarter of 2010. After our attempts to market it for use internationally failed, and in light of the current soft vessel market, the age of the vessel and the competition it was facing against newer and more capable vessels, we decided to sell the vessel. We estimated the fair value based on preliminary offers presented to us to purchase the vessel by market participants, which we believe are Level 3 inputs. At March 31, 2010, the vessel’s carrying value is on our balance sheet in other current assets as an asset held for sale.

Subsequent Events. We evaluated events and transactions through the issuance of these financial statements for possible recognition or disclosure.

New Accounting Standards. The following is a summary of a recent accounting pronouncement applicable to us.

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

•	require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity.

We adopted this principle as of January 1, 2010, as required.

2.	Investments in Unconsolidated Affiliates

Our investments in unconsolidated affiliates consisted of the following:

	March 31, 2010	Dec. 31, 2009
	(in thousands)
Medusa Spar LLC	$55,603	$57,388
Other	1,347	1,348

Total	$56,950	$58,736

We own a 50% equity interest in Medusa Spar LLC. Medusa Spar LLC owns a 75% interest in a production spar platform in the U.S. Gulf of Mexico. Medusa Spar LLC’s revenue is derived from processing oil and gas production for a fee based on the volumes processed through the platform. Medusa Spar LLC financed its acquisition of its 75% interest in the production spar platform using approximately 50% debt and 50% equity from its equity holders. The debt was repaid in 2008. We believe our maximum exposure to loss from our investment in Medusa Spar LLC is our investment. Medusa Spar LLC is a variable interest entity. We are not the primary beneficiary of Medusa Spar LLC because we own 50% of its equity and we do not manage the operations of the asset it owns. As we are not the primary beneficiary, we are accounting for our investment in Medusa Spar LLC under the equity method of accounting. Equity earnings from Medusa Spar LLC reflected in our financial statements are after amortization of our initial acquisition costs.

The following are condensed 100% statements of income of Medusa Spar LLC:

	For the Three Months Ended March 31,
	2010	2009
	(in thousands)
Medusa Spar LLC
Condensed Statements of Income
Revenue	$3,545	$4,180
Depreciation	(2,369)	(2,369)
General and administrative	(18)	(18)

Net Income	$1,158	$1,793

Equity Earnings reflected in our financial statements	$565	$883

3.	Inventory

Our inventory consisted of the following:

	March 31, 2010	Dec. 31, 2009
	(in thousands)
Inventory for remotely operated vehicles	$104,383	$110,043
Other inventory, primarily raw materials	126,138	122,174

Total	$230,521	$232,217

We state our inventory at the lower of cost or market. We determine cost using the weighted-average method.

4.	Debt

Our long-term debt consisted of the following:

	March 31, 2010	Dec. 31, 2009
	(in thousands)
6.72% Senior Notes	$20,000	$20,000
Revolving credit	100,000	100,000

Total	$120,000	$120,000

Scheduled maturities of our long-term debt as of March 31, 2010 were as follows:

	6.72% Notes	Revolving Credit	Total
	(in thousands)
Remainder of 2010	$20,000	$—	$20,000
2011	—	—	—
2012	—	100,000	100,000

Total	$20,000	$100,000	$120,000

Maturities through March 31, 2011 are not classified as current as of March 31, 2010 because we are able and intend to extend the maturity by reborrowing under our revolving credit facility, which has a maturity date beyond one year. We did not capitalize any interest in either of the three-month periods ended March 31, 2010 or 2009.

5.	Financial Instruments and Risk Concentration

In the normal course of business, we manage risks associated with foreign exchange rates and interest rates through a variety of strategies, including the use of hedging transactions. As a matter of policy, we do not use derivative instruments unless there is an underlying exposure.

We have an interest rate hedge in place on our $100 million of floating rate debt under our revolving credit facility for the period August 2009 to August 2011, designated as a cash flow hedge. The hedge fixes three-month LIBOR at 3.31%. We estimated the fair value of the interest rate hedge and reflected it on our balance sheet as a liability of $3.7 million at March 31, 2010 and it is deferred in accumulated other comprehensive income. This deferral is subsequently reclassified into earnings in the periods in which the hedged interest payments on the variable rate debt affect earnings. This liability valuation was arrived at using a discounted cash flow model, which we believe uses Level 2 inputs, which are inputs that are observable for the asset or liability, either directly or indirectly, other than quoted prices in active markets for identical assets or liabilities. Of this liability, $2.5 million relates to interest payments due before March 31, 2011.

Other financial instruments that potentially subject us to concentrations of credit risk are principally cash and cash equivalents and accounts receivable. The carrying values of cash and cash equivalents and bank borrowings approximate their fair values due to the short maturity of those instruments or the short-term duration of the associated interest rate periods. Accounts receivable are generated from a broad group of customers, primarily from within the energy industry, which is our major source of revenue. One customer in West Africa owed us $57 million at March 31, 2010 and $50 million at December 31, 2009, much of which is overdue. We completed the work on the contracts related to this receivable in the first quarter of 2010. Based on our past history with this customer, we believe this receivable will ultimately be collected. Due to their short-term nature, carrying values of our accounts receivable and accounts payable approximate fair market value.

We estimated the fair value of our $20 million of 6.72% Senior Notes to be approximately equal to their face value as of March 31, 2010. We arrived at this estimate by computing the present value of the future principal and interest payments using a yield-to-maturity interest rate for securities of similar quality and term, which we believe are Level 2 inputs.

6.	Shareholders’ Equity, Earnings per Share and Comprehensive Income

Our shareholders’ equity consisted of the following:

	March 31, 2010	Dec. 31, 2009
	(in thousands)
Common Stock, par value $0.25; 180,000,000 shares authorized; 55,417,044 shares issued	$13,854	$13,854
Additional paid-in capital	203,362	212,788
Treasury Stock, 274,670 and 499,292 shares, at cost	(15,291)	(27,796)
Retained earnings	1,078,286	1,039,043
Accumulated other comprehensive loss	(23,056)	(13,566)

Total	$1,257,155	$1,224,323

The following table presents our earnings per share calculations:

	For the Three Months Ended March 31,
	2010	2009
	(in thousands, except per share data)
Basic earnings per share:

Net income per consolidated statements of income	$39,243	$44,345
Income allocable to participating securities	(182)	(356)

Earnings allocable to common shareholders	$39,061	$43,989

Basic shares outstanding	55,013	54,587

Basic earnings per share	$0.71	$0.81

Diluted earnings per share:

Net income per consolidated statements of income	$39,243	$44,345
Income allocable to participating securities	(182)	(354)

Earnings allocable to diluted common shareholders	$39,061	$43,991

Diluted shares outstanding	55,224	54,863

Diluted earnings per share	$0.71	$0.80

Comprehensive income is the total of net income and all nonowner changes in equity. The amounts of comprehensive income for the periods indicated are as follows:

	For the Three Months Ended March 31,
	2010	2009
	(in thousands)
Net Income per consolidated statements of income	$39,243	$44,345
Foreign currency translation gains (losses), net	(9,537)	4,919
Change in pension liability adjustment, net of tax	—	(183)
Change in fair value of hedges, net of tax	47	422

Total	$29,753	$49,503

Amounts comprising other elements of comprehensive income in Shareholders’ Equity are as follows:

	March 31, 2010	Dec. 31, 2009
	(in thousands)
Accumulated net foreign currency translation adjustments	$(16,693)	$(7,156)
Pension liability adjustment, net of tax	(3,982)	(3,982)
Fair value of hedges, net of tax	(2,381)	(2,428)

Total	$(23,056)	$(13,566)

7.	Income Taxes

During interim periods, we provide for income taxes at our estimated effective tax rate, currently 35%, using assumptions as to (1) earnings and other factors that would affect the tax calculation for the remainder of the year and (2) the operations of foreign branches and subsidiaries that are subject to local income and withholding taxes.

The financial statement recognition of the benefit for a tax position depends on the benefit being more likely than not to be sustainable upon audit by the applicable taxing authority. If this threshold is met, the tax benefit is then measured and recognized at the largest amount that is greater than 50 percent likely of being realized upon ultimate settlement. We account for any applicable interest and penalties on uncertain tax positions as a component of our provision for income taxes on our financial statements. There were no significant changes in the three-month periods ended March 31, 2010 and 2009, respectively, for penalties and interest taken on our financial statements on uncertain tax positions. Our total liabilities for penalties and interest on uncertain tax positions were $3.7 million on our balance sheet at March 31, 2010. Including penalties and interest, we have accrued a total of $5.6 million in the caption “other long-term liabilities” on our March 31, 2010 balance sheet for unrecognized tax benefits. All additions or reductions to those liabilities affect our effective income tax rate in the periods of change. We do not believe that the total of our unrecognized tax benefits will significantly increase or decrease in the next 12 months.

We conduct our operations in a number of locations that have varying laws and regulations with regard to income and other taxes, some of which are subject to interpretation. Our tax returns are subject to audit by taxing authorities in multiple jurisdictions. These audits often take years to complete and settle. Since December 31, 2009, there have been the following changes to the earliest tax years open to examination by tax authorities where we have significant operations: Angola – to 2005 from 2004 and Nigeria – to 2004 from 2003. Our management believes that adequate provisions have been made for all taxes that ultimately will be payable, although final determinations of tax liabilities may differ from our estimates.

8.	Business Segment Information

We are a global oilfield provider of engineered services and products primarily to the offshore oil and gas industry, with a focus on deepwater applications. Through the use of our applied technology expertise, we also serve the defense and aerospace industries. Our Oil and Gas business consists of four business segments: Remotely Operated Vehicles (“ROVs”); Subsea Products; Subsea Projects; and Inspection. With the sale of the Ocean Producer in late 2009, our Mobile Offshore Production Systems (“MOPS”) business is no longer significant to our overall performance. Consequently, our MOPS results are now being reported in our Subsea Projects segment and our historical segment results have been conformed to the current year presentation. Our Advanced Technologies business is a separate segment that provides project management, engineering services, products and equipment for applications outside the oil and gas industry. Unallocated Expenses are those not associated with a specific business segment. These consist of expenses related to our incentive and deferred compensation plans, including restricted stock units, performance units and bonuses, as well as other general expenses.

There are no differences in the basis of segmentation or in the basis of measurement of segment profit or loss from those used in our consolidated financial statements for the year ended December 31, 2009, except for the above-mentioned combination of our MOPS business into our Subsea Projects segment.

The following summarizes certain financial data by business segment:

	For the Three Months Ended
	March 31, 2010	March 31, 2009	Dec. 31, 2009
	(in thousands)
Revenue
Oil and Gas
ROVs	$158,947	$155,598	$167,580
Subsea Products	111,403	114,924	124,467
Subsea Projects	57,824	71,763	53,694
Inspection	50,506	49,073	53,739

Total Oil and Gas	378,680	391,358	399,480
Advanced Technologies	56,490	43,742	52,782

Total	$435,170	$435,100	$452,262

Gross Profit
Oil and Gas
ROVs	$61,763	$55,704	$63,293
Subsea Products	28,285	29,511	28,331
Subsea Projects	9,315	22,113	16,603
Inspection	8,745	10,351	8,853

Total Oil and Gas	108,108	117,679	117,080
Advanced Technologies	7,902	4,949	5,698
Unallocated Expenses	(16,305)	(16,826)	(15,044)

Total	$99,705	$105,802	$107,734

Income from Operations
Oil and Gas
ROVs	$53,736	$48,796	$55,158
Subsea Products	15,655	15,788	15,093
Subsea Projects	7,058	19,493	15,081
Inspection	4,720	6,630	5,569

Total Oil and Gas	81,169	90,707	90,901
Advanced Technologies	4,264	2,053	1,988
Unallocated Expenses	(23,104)	(23,380)	(20,757)

Total	$62,329	$69,380	$72,132

We generate a material amount of our consolidated revenue from contracts for services in the U.S. Gulf of Mexico and North Sea, which are usually more active from April through October, as compared to the rest of the year. In the three-month period ended March 31, 2009, Subsea Projects had higher-than-normal revenue due to work made necessary by the 2008 hurricanes, Gustav and Ike, in the U.S. Gulf of Mexico. We do not anticipate a seasonal increase in our Subsea Projects operating income during the second and third quarters of 2010, as we are holding The Performer for sale and we will be repairing the Ocean Intervention II. Revenue in our ROV segment is subject to seasonal variations in demand, with our first quarter generally being the low quarter of the year. The level of our ROV seasonality depends on the number of ROVs we have engaged in construction support, which is more seasonal than drilling support. Revenue in our Subsea Products and Advanced Technologies segments has generally not been seasonal.

In the first quarter of 2010, we recorded an impairment charge of $5.2 million in our Subsea Projects segment to reduce the carrying value of our vessel held for sale, The Performer, to its fair value less estimated cost to sell.

We have continued to grow our Oil and Gas business by making business acquisitions and adding equipment. During the three months ended March 31, 2010, we invested $36 million, of which $27 million was in our ROV segment.

9.	Stock-Based Compensation

Stock Options

At March 31, 2010, we had no outstanding stock options and we had no future stock-based compensation expense to be recognized pursuant to stock option grants.

Restricted Stock Plan Information

In 2010 and 2009, we granted shares of restricted common stock to our nonemployee directors, excluding our Chairman, and restricted units of our common stock to our Chairman and certain of our key executives and employees. The shares of restricted stock are subject to a one-year vesting requirement, conditioned upon continued service as a director, and the restricted units generally vest in full on the third anniversary of the award date, conditional on continued employment (or service, in the case of our Chairman). The restricted unit grants can vest pro rata over three years, provided the individual meets certain age and years-of-service requirements.

For each of the restricted stock units granted in 2007 through 2010, at the earlier of three years after grant or at termination of employment or service, the grantee will be issued a share of our common stock for each common stock unit vested. As of March 31, 2010 and December 31, 2009, totals of 605,100 and 621,525 shares of restricted stock or restricted stock units were outstanding. Each grantee of shares of restricted stock is deemed to be the record owner of those shares during the restriction period, with the right to vote and receive any dividends on those shares. The restricted stock units granted in 2007 and 2008 have no voting rights, but they carry a dividend-equivalent right should we pay dividends on our common stock. The restricted stock units granted after 2008 have no voting or dividend rights.

We estimate that stock-based compensation cost not yet recognized related to shares of restricted stock or restricted stock units, based on their grant-date fair values, was $15 million at March 31, 2010. This expense is being recognized on a staged-vesting basis with one year remaining for the awards granted prior to 2006, on a staged-vesting basis over three years for awards made subsequent to 2005 attributable to individuals meeting certain age and years-of-service requirements, and on a straight-line basis over the applicable vesting period of one or three years for the other awards granted subsequent to 2005.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

All forward-looking statements we make in this quarterly report on Form 10-Q, including, without limitation, statements regarding our expectations about second quarter and full year 2010 net income and earnings per share, cash flows and segment results, our plans for future operations (including planned additions to our remotely operated vehicle (“ROV”) fleet and 2010 capital expenditures), the adequacy of our liquidity and capital resources, our anticipated tax rates and seasonality and industry conditions, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to various risks, uncertainties and assumptions, including those we have referred to under the headings “Risk Factors” and “Cautionary Statement Concerning Forward-Looking Statements” in Part I of our annual report on Form 10-K for the year ended December 31, 2009. Although we believe that the expectations reflected in such forward-looking statements are reasonable, because of the inherent limitations in the forecasting process, as well as the relatively volatile nature of the industries in which we operate, we can give no assurance that those expectations will prove to be correct. Accordingly, evaluation of our future prospects must be made with caution when relying on forward-looking information.

The following discussion should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operation” included in our annual report on Form 10-K for the year ended December 31, 2009.

Segment Change

With the sale of the Ocean Producer in late 2009, our Mobile Offshore Production Systems (“MOPS”) business is no longer significant to our overall performance. Consequently, our MOPS results are now being reported in our Subsea Projects segment and our historical segment results have been conformed to the current year presentation.

Executive Overview

For the full year of 2010, we anticipate our diluted earnings per share to be in the range of $3.25 to $3.55, as compared to $3.40 in 2009, with increases in ROV and Subsea Products operating income and a decrease in Subsea Projects operating results. We forecast second quarter 2010 diluted earnings per share of $0.80 to $0.85, with an increase in operating income from Subsea Products, and seasonal increases in ROV and Inspection operating income. We do not anticipate the normal seasonal increase in Subsea Projects operating results as the vessels The Performer and Ocean Intervention II will not be available for service during the second quarter. Additionally, while the Ocean Intervention II is out of service, we will be incurring expenses for its regulatory drydocking.

We generate approximately 90% of our revenue and substantially all of our operating income before Unallocated Expenses from our services and products provided to the oil and gas industry. Looking forward, we face uncertainties in the level of our customers’ capital spending on deepwater exploration and development and the timing of approved projects, and particularly the timing and order flow rate related to subsea field development (construction) activities. These uncertainties may have been exacerbated by the Deepwater Horizon drilling rig tragedy in the U.S. Gulf of Mexico in April 2010 and the potential environmental impact. The level of our customers’ capital spending on deepwater exploration and development can impact demand for our ROV construction support services, our subsea products and our deepwater vessel services in the U.S. Gulf of Mexico.

Critical Accounting Policies and Estimates

For information about our Critical Accounting Policies and Estimates, please refer to the discussion in our annual report on
Form 10-K for the year ended December 31, 2009 under the heading “Critical Accounting Policies and Estimates” in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operation.

New Accounting Standards

For a discussion of new accounting standards applicable to us, see the discussion in Note 1 to the Consolidated Financial Statements contained in Item 1 of this quarterly report on Form 10-Q.

Liquidity and Capital Resources

We consider our liquidity and capital resources adequate to support our existing operations and capital commitments. At March 31, 2010, we had working capital of $546 million, including $220 million of cash and cash equivalents. Additionally, we had $200 million of borrowing capacity available under our revolving credit facility.

Our capital expenditures were $36 million during the first three months of 2010, as compared to $45 million during the corresponding period of last year. We added five new ROVs to our fleet during the three months ended March 31, 2010, resulting in a total of 253 ROVs. We plan to add 15 more new ROVs during the rest of 2010, and these are in the process of being built or installed. Our capital expenditures in the three months ended March 31, 2010 included $27 million in our ROV segment.

We have chartered a deepwater vessel, the Ocean Intervention III, for an initial term ending in May 2010, with extension options for up to six additional years. We have exercised the first option for an additional year, so the term now extends to May 2011. We have also chartered an additional deepwater vessel, the Olympic Intervention IV, for an initial five-year term ending in July 2013. We have outfitted each of these deepwater vessels with two of our high-specification work-class ROVs, and we use these vessels to perform subsea hardware installation and inspection, repair and maintenance projects, and to conduct well intervention services in the ultra-deep waters of the U.S. Gulf of Mexico.

We had no material contractual commitments for capital expenditures at March 31, 2010. We believe our cash provided from operating activities will exceed our capital expenditures in 2010.

At March 31, 2010, we had long-term debt of $120 million and a 9% debt-to-total capitalization ratio. We have $20 million of Senior Notes outstanding, scheduled to be repaid in September 2010, and $100 million outstanding under our $300 million revolving credit facility, which is scheduled to expire in January 2012. The revolving credit facility has short-term interest rates that float with market rates, plus applicable spreads.

In September 2009, we entered into a $200 million agreement with Prudential Investment Management, Inc., under which we may, subject to mutual agreement, borrow at fixed rates for up to 13 years with weighted average maturities of no more than 10 years. As of March 31, 2010, we had not borrowed under the agreement with Prudential.

We have not guaranteed any debt not reflected on our consolidated balance sheet and do not have any off-balance sheet arrangements, as defined by SEC rules.

In February 2010, our Board of Directors approved a new plan to repurchase up to 6,000,000 shares of our common stock. The timing and amount of any repurchases will be determined by our management. We expect that any shares repurchased under the new plan will be held as treasury stock for future use. The new plan does not obligate us to repurchase any particular number of shares.

In the three-month period ended March 31, 2010, we generated $90 million in cash from operating activities and used $34 million of cash in investing activities. The cash used in investing activities was used for the capital expenditures described above.

Results of Operations

We operate in five business segments. The segments are contained within two businesses — services and products provided to the oil and gas industry (“Oil and Gas”) and all other services and products (“Advanced Technologies”). Our Unallocated Expenses are those not associated with a specific business segment.

Consolidated revenue and margin information is as follows:

	For the Three Months Ended
	March 31, 2010	March 31, 2009	Dec. 31, 2009
	(dollars in thousands)
Revenue	$435,170	$435,100	$452,262
Gross profit	99,705	105,802	107,734
Gross margin	23%	24%	24%
Operating income	62,329	69,380	72,132
Operating margin	14%	16%	16%

We generate a material amount of our consolidated revenue from contracts for services in the U.S. Gulf of Mexico and North Sea, which are usually more active from April through October, as compared to the rest of the year. In the three-month period ended March 31, 2009, Subsea Projects had higher-than-normal revenue due to work made necessary by the 2008 hurricanes, Gustav and Ike, in the U.S. Gulf of Mexico. We do not anticipate a seasonal increase in our Subsea Projects operating income during the second and third quarters of 2010, as we are holding The Performer for sale and we will be repairing the Ocean Intervention II. Revenue in our ROV segment is subject to seasonal variations in demand, with our first quarter generally being the low quarter of the year. The level of our ROV seasonality depends on the number of ROVs we have engaged in construction support, which is more seasonal than drilling support. Revenue in our Subsea Products and Advanced Technologies segments has generally not been seasonal.

Oil and Gas

The table that follows sets forth our revenues and margins for our Oil and Gas business for the periods indicated.

	For the Three Months Ended
	March 31, 2010	March 31, 2009	Dec. 31, 2009
	(dollars in thousands)
Remotely Operated Vehicles
Revenue	$158,947	$155,598	$167,580
Gross profit	61,763	55,704	63,293
Gross margin	39%	36%	38%
Operating income	53,736	48,796	55,158
Operating margin	34%	31%	33%
Days available	22,398	20,671	22,724
Utilization %	75%	80%	78%

Subsea Products
Revenue	111,403	114,924	124,467
Gross profit	28,285	29,511	28,331
Gross margin	25%	26%	23%
Operating income	15,655	15,788	15,093
Operating margin	14%	14%	12%
Backlog at the end of the period	338,000	282,000	321,000

Subsea Projects
Revenue	57,824	71,763	53,694
Gross profit	9,315	22,113	16,603
Gross margin	16%	31%	31%
Operating income	7,058	19,493	15,081
Operating margin	12%	27%	28%

Inspection
Revenue	50,506	49,073	53,739
Gross profit	8,745	10,351	8,853
Gross margin	17%	21%	16%
Operating income	4,720	6,630	5,569
Operating margin	9%	14%	10%

Total Oil and Gas
Revenue	$378,680	$391,358	$399,480
Gross profit	108,108	117,679	117,080
Gross margin	29%	30%	29%
Operating income	81,169	90,707	90,901
Operating margin	21%	23%	23%

In general, our Oil and Gas business focuses on supplying services and products to the deepwater sector of the offshore market. In our Subsea Projects segment, we experienced high levels of hurricane damage-related repair work in 2009, mitigating our normal first quarter seasonal decline in our Subsea Projects work and results. We expect demand for our Subsea Projects deepwater services to decrease in 2010 due to the completion of hurricane damage related work during 2009 and a current soft vessel market in the U.S. Gulf of Mexico.

Our ROV segment revenue reflects the utilization percentages, fleet sizes and average pricing of the respective periods. Operating income was favorably impacted in the three-month periods of 2010 compared to the corresponding period of the prior year by a decrease in average operating costs from our cost control measures and an increase in the number of days on hire from a larger fleet size. Our operating income decreased in the quarter ended March 31, 2010 compared to the immediately preceding quarter from seasonally lower utilization in the construction support market. We expect our full-year 2010 ROV operating income to be more than 2009, due to increases in fleet size and days on hire, with an operating margin comparable to or slightly above our 2009 level. We expect to add 20 ROVs in 2010.

Our Subsea Products results for the three months ended March 31, 2010 were relatively consistent with those of the corresponding period of the prior year. Compared to the immediately preceding quarter, our revenue was lower on reduced demand. We were able to increase operating income and margin from operating efficiencies. Our Subsea Products backlog was $338 million at March 31, 2010 compared to $321 million at December 31, 2009. While the umbilical market continues to be hindered by excess capacity, several of our specialty subsea products have experienced an increase in bid activity, and we forecast improving demand and an increase in Subsea Products operating income in the second half of 2010. We believe Subsea Products revenue, operating income and operating margin will be higher in 2010 than those reported for 2009.

Our Subsea Projects operating income declined in the first quarter of 2010 compared to the corresponding period of the prior year and the immediately preceding quarter, from lower demand for our shallow water diving and deepwater vessel services in the U.S. Gulf of Mexico and the retirement of the Ocean Producer in late 2009. In addition, during the three months ended March 31, 2010 we recorded a $5.2 million impairment charge to adjust the carrying value of our vessel held for sale, The Performer, to its fair value less estimated costs to sell. The Performer completed its contract in Angola during the first quarter of 2010. After our attempts to market it for use internationally failed, and in light of the current soft vessel market, the age of the vessel and the competition it was facing against newer and more capable vessels, we decided to sell the vessel. Compared to the immediately preceding quarter, Subsea Projects operating income was lower due to the $5.2 million impairment charge and the sale of the Ocean Producer in late 2009 at a gain of $1.9 million.

In April 2010, we made a bid to buy four U.S.-flagged vessels and five ROVs being sold through bankruptcy proceedings. The vessels are much newer, have different capabilities and are more suited for U.S. Gulf of Mexico deepwater services than The Performer. We should know the results of this bid during the second quarter of 2010.

In the first quarter of 2010, our vessel Ocean Intervention II sustained substantial damage while installing an umbilical in heavy weather. We expect the vessel to be unavailable for service until the end of the third quarter of 2010, and we will lose the potential earnings contribution from the vessel until it returns to service. We believe the costs of the repairs, except a small deductible, are covered by our insurance. While the vessel is being repaired, we will also perform, and charge to expense, its regulatory drydocking, which had been scheduled for later in 2010.

Our Inspection margins were lower in the three-month period ended March 31, 2010 compared to the corresponding period of the prior year due to job mix, with a lower amount of higher-margin pipeline inspection work in 2010. Compared to the immediately preceding period, we had reduced work in U.K. nuclear power plant inspections.

Advanced Technologies

Revenue and margin information is as follows:

	For the Three Months Ended
	March 31, 2010	March 31, 2009	Dec. 31, 2009
	(dollars in thousands)
Revenue	$56,490	$43,742	$52,782
Gross profit	7,902	4,949	5,698
Gross margin	14%	11%	11%
Operating income	4,264	2,053	1,988
Operating margin	8%	5%	4%

The growth in Advanced Technologies operating income in the three-month period ended March 31, 2010 compared to the corresponding period of the prior year was attributable to additional theme park ride work and performance under the NASA Constellation Space Suit contract. Compared to the immediately preceding period, this segment’s operating income improved due to higher U.S. Navy award fees and other U.S. Navy work.

Unallocated Expenses

Our Unallocated Expenses, i.e., those not associated with a specific business segment, within gross profit consist of expenses related to our incentive and deferred compensation plans, including restricted stock units, performance units and bonuses, as well as other general expenses. Our Unallocated Expenses within operating income consist of those expenses within gross profit plus general and administrative expenses related to corporate functions.

The table that follows sets forth our Unallocated Expenses for the periods indicated.

	For the Three Months Ended
	March 31, 2010	March 31, 2009	Dec. 31, 2009
	(dollars in thousands)
Gross profit expenses	$16,305	$16,826	$15,044
% of revenue	4%	4%	3%
Operating income expenses	$23,104	$23,380	$20,757
% of revenue	5%	5%	5%

The increase in the three-month period ended March 31, 2010 over the immediately preceding quarter was due to higher incentive compensation and administrative expenses.

Other

The table that follows sets forth our significant financial statement items below the income from operations line.

	For the Three Months Ended
	March 31, 2010	March 31, 2009	Dec. 31, 2009
	(in thousands)
Interest income	$103	$135	$181
Interest expense	(1,641)	(2,381)	(1,478)
Equity earnings of unconsolidated affiliates	565	883	825
Other income (expense), net	(982)	206	(800)
Provision for income taxes	21,131	23,878	24,802

Interest expense declined in the first quarter of 2010 compared to the first quarter of 2009 on lower average debt levels.

Our equity earnings of unconsolidated affiliates consists of earnings from our 50% equity interest in Medusa Spar LLC, which owns a 75% interest in the Medusa Spar production platform in the U.S. Gulf of Mexico. Medusa Spar LLC earns revenue on a tariff basis on oil and gas production throughput processed by the platform from the Medusa field and other surrounding areas.

We recorded foreign currency transaction gains (losses) of ($0.8 million) and $0.4 million for the three-month periods ended March 31, 2010 and March 31, 2009, respectively.

The provisions for income taxes were related to U.S. income taxes that we provided at estimated annual effective rates using assumptions as to earnings and other factors that would affect the tax calculation for the remainder of the year and to the operations of foreign branches and subsidiaries that were subject to local income and withholding taxes. We anticipate our effective tax rate for 2010 will be 35%.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are currently exposed to certain market risks arising from transactions we have entered into in the normal course of business. These risks relate to interest rate changes and fluctuations in foreign exchange rates. We do not believe these risks are material. We have not entered into any market risk sensitive instruments for speculative or trading purposes. We manage our exposure to interest rate changes primarily through the use of a combination of fixed- and floating-rate debt. See Note 5 of Notes to Consolidated Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2009 for a description of our long-term debt agreements, interest rates and maturities. We have an interest rate hedge (designated as a cash flow hedging instrument) in place on our $100 million of floating rate debt outstanding under our revolving credit facility for the period August 2009 to August 2011. The hedge fixes three-month LIBOR at 3.31% for the period August 2009 to August 2011. We believe that significant interest rate changes would not have a material near-term impact on our future earnings or cash flows.

Because we operate in various oil and gas exploration and production regions in the world, we conduct a portion of our business in currencies other than the U.S. dollar. The functional currency for several of our international operations is the applicable local currency. We manage our exposure to changes in foreign exchange rates principally through arranging compensation in U.S. dollars or freely convertible currency and, to the extent possible, by limiting compensation received in other currencies to amounts necessary to meet obligations denominated in those currencies. We use the exchange rates in effect as of the balance sheet date to translate assets and liabilities as to which the functional currency is the local currency, resulting in translation adjustments that we reflect as accumulated other comprehensive income or loss in the shareholders’ equity section of our Consolidated Balance Sheets. We recorded positive (negative) adjustments of ($9.5 million) and $4.9 million to our equity accounts for the three-month periods ended March 31, 2010 and 2009, respectively, to reflect the net impact of the U.S. dollar against various foreign currencies for locations where the functional currency is not the U.S. dollar. Positive adjustments reflect the net impact of the strengthening of various foreign currencies against the U.S. dollar for locations where the functional currency is not the U.S. dollar. Conversely, negative adjustments reflect the effect of a strengthening U.S. dollar. The adjustment in the three months ended March 31, 2010 from December 31, 2009 was principally due to the strengthening of the U.S. dollar against the Norwegian kroner and British pound sterling.

Item 4. Controls and Procedures.

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a–15(e) and 15d–15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2010 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has been no change in our internal control over financial reporting that occurred during the three months ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 6. Exhibits

			Registration or File Number	Form or Report	Report Date	Exhibit Number

*	3.01	Restated Certificate of Incorporation	1-10945	10-K	Dec. 2000	3.01
*	3.02	Certificate of Amendment to Restated Certificate of Incorporation	1-10945	8-K	May 2008	3.1
*	3.03	Amended and Restated Bylaws	1-10945	8-K	Dec. 2007	3.1
	10.01	Oceaneering International, Inc. 2010 Annual Cash Bonus Award Program
*	10.02	Form of 2010 Restricted Stock Unit Agreement	1-10945	8-K	Feb. 2010	10.1
*	10.03	Form of 2010 Performance Unit Agreement	1-10945	8-K	Feb. 2010	10.2
*	10.04	Form of 2010 Chairman Restricted Stock Unit Agreement	1-10945	8-K	Feb. 2010	10.3
*	10.05	Form of 2010 Chairman Performance Unit Agreement	1-10945	8-K	Feb. 2010	10.4
*	10.06	2010 Performance Award: Goals and Measures, relating to the form of 2010 Performance Unit Agreement and 2010 Chairman Performance Unit Agreement	1-10945	8-K	Feb. 2010	10.5
*	10.07	Form of 2010 Nonemployee Director Restricted Stock Agreement	1-10945	8-K	Feb. 2010	10.6
	31.01	Rule 13a-14(a)/15d-14(a) Certification by T. Jay Collins, Chief Executive Officer
	31.02	Rule 13a-14(a)/15d-14(a) Certification by Marvin J. Migura, Chief Financial Officer
	32.01	Section 1350 Certification by T. Jay Collins, Chief Executive Officer
	32.02	Section 1350 Certification by Marvin J. Migura, Chief Financial Officer

*	Indicates exhibit previously filed with the Securities and Exchange Commission, as indicated, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OCEANEERING INTERNATIONAL, INC. (Registrant)

May 5, 2010	By:	/S/ T. JAY COLLINS
T. Jay Collins
President and Chief Executive Officer

May 5, 2010	By:	/S/ MARVIN J. MIGURA
Marvin J. Migura
Senior Vice President and Chief Financial Officer

May 5, 2010	By:	/S/ W. CARDON GERNER
W. Cardon Gerner
Vice President and Chief Accounting Officer

Index to Exhibits

			Registration or File Number	Form or Report	Report Date	Exhibit Number

*	3.01	Restated Certificate of Incorporation	1-10945	10-K	Dec. 2000	3.01
*	3.02	Certificate of Amendment to Restated Certificate of Incorporation	1-10945	8-K	May 2008	3.1
*	3.03	Amended and Restated Bylaws	1-10945	8-K	Dec. 2007	3.1
	10.01	Oceaneering International, Inc. 2010 Annual Cash Bonus Award Program
*	10.02	Form of 2010 Restricted Stock Unit Agreement	1-10945	8-K	Feb. 2010	10.1
*	10.03	Form of 2010 Performance Unit Agreement	1-10945	8-K	Feb. 2010	10.2
*	10.04	Form of 2010 Chairman Restricted Stock Unit Agreement	1-10945	8-K	Feb. 2010	10.3
*	10.05	Form of 2010 Chairman Performance Unit Agreement	1-10945	8-K	Feb. 2010	10.4
*	10.06	2010 Performance Award: Goals and Measures, relating to the form of 2010 Performance Unit Agreement and 2010 Chairman Performance Unit Agreement	1-10945	8-K	Feb. 2010	10.5
*	10.07	Form of 2010 Nonemployee Director Restricted Stock Agreement	1-10945	8-K	Feb. 2010	10.6
	31.01	Rule 13a-14(a)/15d-14(a) Certification by T. Jay Collins, Chief Executive Officer
	31.02	Rule 13a-14(a)/15d-14(a) Certification by Marvin J. Migura, Chief Financial Officer
	32.01	Section 1350 Certification by T. Jay Collins, Chief Executive Officer
	32.02	9Section 1350 Certification by Marvin J. Migura, Chief Financial Officer

* Indicates exhibit previously filed with the Securities and Exchange Commission, as indicated, and incorporated herein by reference.