Form 10-Q
period 2010-06-30
OCEANEERING INTERNATIONAL INC
filed 2010-08-06
CIK 73756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒,    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒,    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐,    No  ☒

The number of shares of the registrant’s common stock outstanding as of July 30, 2010 was 54,142,637.

Oceaneering International, Inc.

Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30,	Dec. 31,
	2010	2009
	(unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$144,699	$162,351
Accounts receivable, net of allowances for doubtful accounts of $578 and $274	435,682	435,151
Inventory	239,334	232,217
Other current assets	68,248	44,420

Total Current Assets	887,963	874,139

Property and equipment, at cost	1,518,742	1,501,243
Less accumulated depreciation	760,075	734,882

Net Property and Equipment	758,667	766,361

Other Assets:
Goodwill	123,969	130,820
Investments in unconsolidated affiliates	54,340	58,736
Other	50,808	50,231

Total Other Assets	229,117	239,787

TOTAL ASSETS	$1,875,747	$1,880,287

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$123,000	$86,484
Accrued liabilities	272,614	255,704
Income taxes payable	54,792	46,359
Current portion of long-term debt	20,000	—

Total Current Liabilities	470,406	388,547

Long-term Debt, net of current portion	—	120,000
Other Long-term Liabilities	152,090	147,417
Commitments and Contingencies
Shareholders’ Equity	1,253,251	1,224,323

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,875,747	$1,880,287

The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(in thousands, except per share amounts)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Revenue	$464,303	$450,683	$899,473	$885,783

Cost of services and products	340,800	340,538	676,265	669,836

Gross Profit	123,503	110,145	223,208	215,947

Selling, general and administrative expense	38,129	35,847	75,505	72,269

Income from Operations	85,374	74,298	147,703	143,678

Interest income	111	91	214	226

Interest expense	(3,878)	(2,208)	(5,519)	(4,589)

Equity earnings of unconsolidated affiliates	450	766	1,015	1,649

Other income (expense), net	1,507	1,070	525	1,276

Income before Income Taxes	83,564	74,017	143,938	142,240

Provision for income taxes	29,247	25,906	50,378	49,784

Net Income	$54,317	$48,111	$93,560	$92,456

Basic Earnings per Share	$0.99	$0.87	$1.69	$1.68

Diluted Earnings per Share	$0.98	$0.87	$1.69	$1.67

The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	For the Six Months Ended
	June 30,
	2010	2009
Cash Flows from Operating Activities:

Net income	$93,560	$92,456

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including impairment charge	73,132	57,714
Deferred income tax provision	272	17,840
Loss (gain) on dispositions of property and equipment	(2,700)	1,081
Noncash compensation	4,222	3,385
Distributions from Medusa Spar LLC greater than earnings	3,048	3,254
Increase (decrease) in cash from:
Accounts receivable	(531)	40,597
Inventory and other current assets	(15,082)	(15,723)
Other assets	1,448	(1,884)
Currency translation effect on working capital	(2,981)	14,923
Current liabilities	41,799	(7,531)
Other long-term liabilities	(1,011)	1,386

Total adjustments to net income	101,616	115,042

Net Cash Provided by Operating Activities	195,176	207,498

Cash Flows from Investing Activities:

Purchases of property and equipment	(94,874)	(90,098)
Dispositions of property and equipment	3,500	8,377
Disposition of equity method investment	1,348	—

Net Cash Used in Investing Activities	(90,026)	(81,721)

Cash Flows from Financing Activities:

Net payments of revolving credit	(100,000)	(4,000)
Payments of term loan	—	(85,000)
Proceeds from issuance of common stock	693	916
Purchases of treasury stock	(24,460)	—
Excess tax benefits from stock-based compensation	965	500

Net Cash Used in Financing Activities	(122,802)	(87,584)

Net Increase (Decrease) in Cash and Cash Equivalents	(17,652)	38,193

Cash and Cash Equivalents — Beginning of Period	162,351	11,200

Cash and Cash Equivalents — End of Period	$144,699	$49,393

The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Summary of Major Accounting Policies

Basis of Presentation. We have prepared these unaudited consolidated financial statements pursuant to instructions for quarterly reports on Form 10-Q, which we are required to file with the Securities and Exchange Commission. These financial statements do not include all information and footnotes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States. These financial statements reflect all adjustments that we believe are necessary to present fairly our financial position at June 30, 2010 and our results of operations and cash flows for the periods presented. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in our annual report on Form 10-K for the year ended December 31, 2009. The results for interim periods are not necessarily indicative of annual results.

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

During the quarter ended March 31, 2010, we recorded an impairment charge of $5.2 million to reduce the carrying value of our vessel held for sale, The Performer, to its fair value less estimated costs to sell. This charge is reflected as additional depreciation within the cost of services and products of our Subsea Projects segment. The Performer completed its contract in Angola during the first quarter of 2010. After our attempts to market it for use internationally failed, and in light of the current soft vessel market, the age of the vessel and the competition it was facing against newer and more capable vessels, we decided to sell the vessel. We estimated the fair value based on preliminary offers presented to us to purchase the vessel by market participants, which we believe are Level 3 inputs. At June 30, 2010, the vessel’s carrying value is on our balance sheet in other current assets as an asset held for sale. In July 2010, we sold the vessel for approximately its reduced carrying value.

Subsequent Events. We evaluated events and transactions through the issuance of these financial statements for possible recognition or disclosure.

New Accounting Standards. The following is a summary of a recent accounting pronouncement applicable to us.

In June 2009, the Financial Accounting Standards Board issued an updated accounting principle regarding accounting for variable interest entities, specifically to:

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

OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

2. Investments in Unconsolidated Affiliates

Our investments in unconsolidated affiliates consisted of the following:

	June 30, 2010	Dec. 31, 2009
	(in thousands)

Medusa Spar LLC	$54,340	$57,388
Other	—	1,348

Total	$54,340	$58,736

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

The following are condensed 100% statements of income of Medusa Spar LLC:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(in thousands)

Medusa Spar LLC
Condensed Statements of Income
Revenue	$3,316	$3,948	$6,861	$8,128
Depreciation	(2,370)	(2,370)	(4,739)	(4,739)
General and administrative	(18)	(17)	(36)	(35)

Net Income	$928	$1,561	$2,086	$3,354

Equity Earnings reflected in our financial statements	$450	$766	$1,015	$1,649

3. Inventory

Our inventory consisted of the following:

	June 30, 2010	Dec. 31, 2009
	(in thousands)

Inventory for remotely operated vehicles	$104,807	$110,043
Other inventory, primarily raw materials	134,527	122,174

Total	$239,334	$232,217

We state our inventory at the lower of cost or market. We determine cost using the weighted-average method.

OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

4. Debt

Our long-term debt consisted of the following:

	June 30, 2010	Dec. 31, 2009
	(in thousands)

6.72% Senior Notes	$20,000	$20,000
Revolving credit	—	100,000

Total	$20,000	$120,000

The 6.72% Senior Notes mature in September 2010.

We capitalized $0.1 million of interest in the three- and six-month periods ended June 30, 2010. We did not capitalize any interest in either the three-month or six-month periods ended June 30, 2009.

5. Commitments and Contingencies

Litigation

Various actions and claims are pending against us, most of which are covered by insurance. Although we cannot predict the ultimate outcome of these matters, we believe the ultimate liability, if any, that may result from these actions and claims will not materially affect our results of operations, cash flow or financial position.

We are involved in a dispute with GRI Simulations, Inc., a privately held company based in Canada (“GRI”), relating to rights to certain proprietary information, including software relating to underwater simulations. This dispute is pending in two forums: a provincial court in Newfoundland, Canada; and a U.S. Federal District Court in Louisiana.

In May 2010, in the Louisiana litigation GRI filed an expert report with the court, alleging profits or damages recoverable from us ranging from $29 million to $81 million, based on different theories of recovery. We are vigorously disputing these alleged profits and damages claims and the methods used to determine these amounts.

The litigation is scheduled for trial commencing in August 2010. We have filed several motions which, if granted by the court, would result in the dismissal of, or judgment in our favor on, GRI’s claim. Some of our motions have been denied, and others have yet to be decided by the court. We intend to continue to vigorously defend against the claims made by GRI. We believe that, when GRI’s claims are ultimately resolved, they will not have a material adverse effect on us.

Financial Instruments and Risk Concentration

In the normal course of business, we manage risks associated with foreign exchange rates and interest rates through a variety of strategies, including the use of hedging transactions. As a matter of policy, we do not use derivative instruments unless there is an underlying exposure.

We had an interest rate hedge in place on our $100 million of floating rate debt under our revolving credit facility for the period August 2009 to August 2011, designated as a cash flow hedge. We terminated this hedge in May 2010 and charged the cost of $2.9 million to interest expense in the three-month period ended June 30, 2010.

Other financial instruments that potentially subject us to concentrations of credit risk are principally cash and cash equivalents and accounts receivable. The carrying values of cash and cash equivalents and bank borrowings approximate their fair values due to the short maturity of those instruments or the short-term duration of the associated interest rate periods. Accounts receivable are generated from a broad group of customers, primarily from within the energy industry, which is our major source of revenue. One customer in Angola owed us $58 million at June 30, 2010 and $50 million at December 31, 2009, almost all of which is overdue. We completed the work on the contracts related to this receivable in the first quarter of 2010. Based on our past history with this customer, we believe this receivable will ultimately be collected. Due to their short-term nature, carrying values of our accounts receivable and accounts payable approximate fair market value.

OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

We estimated the fair value of our $20 million of 6.72% Senior Notes to be approximately equal to their face value as of June 30, 2010. We arrived at this estimate by computing the present value of the future principal and interest payments using a yield-to-maturity interest rate for securities of similar quality and term, which we believe are Level 2 inputs.

6. Shareholders’ Equity, Earnings per Share and Stock-Based Compensation

Shareholders’ Equity

Our shareholders’ equity consisted of the following:

	June 30, 2010	Dec. 31, 2009
	(in thousands)

Common Stock, par value $0.25; 180,000,000 shares authorized; 55,417,044 shares issued	$13,854	$13,854
Additional paid-in capital	205,502	212,788
Treasury Stock, 1,274,407 and 499,292 shares, at cost	(59,799)	(27,796)
Retained earnings	1,132,603	1,039,043
Accumulated other comprehensive loss	(38,909)	(13,566)

Total	$1,253,251	$1,224,323

During the quarter ended June 30, 2010, we repurchased 1,000,000 shares of treasury stock for $44.5 million At June 30, 2010, we had not settled in cash for $20 million of the shares we repurchased during the final two days of the quarter. The $20 million is included in treasury stock and in accounts payable on our balance sheet at June 30, 2010.

Comprehensive income is the total of net income and all nonowner changes in equity. The amounts of comprehensive income for the periods indicated are as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(in thousands)

Net Income per consolidated statements of income	$54,317	$48,111	$93,560	$92,456
Foreign currency translation gains (losses), net	(18,234)	29,155	(27,771)	34,074
Change in pension liability adjustment, net of tax	—	—	—	(183)
Change in fair value of hedges, net of tax	2,381	346	2,428	768

Total	$38,464	$77,612	$68,217	$127,115

Amounts comprising other elements of comprehensive income in Shareholders’ Equity are as follows:

	June 30, 2010	Dec. 31, 2009
	(in thousands)

Accumulated net foreign currency translation adjustments	$(34,927)	$(7,156)
Pension liability adjustment, net of tax	(3,982)	(3,982)
Fair value of hedges, net of tax	—	(2,428)

Total	$(38,909)	$(13,566)

OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Earnings per Share

The following table presents our earnings per share calculations:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(in thousands, except per share data)
Basic earnings per share:

Net income per consolidated statements of income	$54,317	$48,111	$93,560	$92,456
Income allocable to participating securities	(171)	(339)	(364)	(652)

Earnings allocable to common shareholders	$54,146	$47,772	$93,196	$91,804

Basic shares outstanding	54,955	54,714	54,984	54,650

Basic earnings per share	$0.99	$0.87	$1.69	$1.68

Diluted earnings per share:

Net income per consolidated statements of income	$54,317	$48,111	$93,560	$92,456
Income allocable to participating securities	(170)	(337)	(362)	(649)

Earnings allocable to diluted common shareholders	$54,147	$47,774	$93,198	$91,807

Diluted shares outstanding	55,185	55,041	55,204	54,962

Diluted earnings per share	$0.98	$0.87	$1.69	$1.67

Stock-Based Compensation

Stock Options. At June 30, 2010, we had no outstanding stock options and we had no future stock-based compensation expense to be recognized pursuant to stock option grants.

Restricted Stock Plan Information. In 2010 and 2009, we granted shares of restricted common stock to our nonemployee directors, excluding our Chairman, and restricted units of our common stock to our Chairman and certain of our key executives and employees. The shares of restricted stock are subject to a one-year vesting requirement, conditioned upon continued service as a director, and the restricted units generally vest in full on the third anniversary of the award date, conditional on continued employment (or service, in the case of our Chairman). The restricted unit grants can vest pro rata over three years, provided the individual meets certain age and years-of-service requirements.

For each of the restricted stock units granted in 2008 through 2010, at the earlier of three years after grant or at termination of employment or service, the grantee will be issued a share of our common stock for each common stock unit vested. As of June 30, 2010 and December 31, 2009, totals of 601,800 and 621,525 shares of restricted stock or restricted stock units were outstanding. Each grantee of shares of restricted stock is deemed to be the record owner of those shares during the restriction period, with the right to vote and receive any dividends on those shares. The restricted stock units granted in 2008 have no voting rights, but they carry a dividend-equivalent right should we pay dividends on our common stock. The restricted stock units granted after 2008 have no voting or dividend rights.

OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

We estimate that stock-based compensation cost not yet recognized related to shares of restricted stock or restricted stock units, based on their grant-date fair values, was $13 million at June 30, 2010. This expense is being recognized on a staged-vesting basis over three years for awards attributable to individuals meeting certain age and years-of-service requirements, and on a straight-line basis over the applicable vesting period of one or three years for the other awards.

7. Income Taxes

During interim periods, we provide for income taxes at our estimated effective tax rate, currently 35%, using assumptions as to (1) earnings and other factors that would affect the tax calculation for the remainder of the year and (2) the operations of foreign branches and subsidiaries that are subject to local income and withholding taxes.

The financial statement recognition of the benefit for a tax position depends on the benefit being more likely than not to be sustainable upon audit by the applicable taxing authority. If this threshold is met, the tax benefit is then measured and recognized at the largest amount that is greater than 50 percent likely of being realized upon ultimate settlement. We account for any applicable interest and penalties on uncertain tax positions as a component of our provision for income taxes on our financial statements. There were no significant changes in the six-month periods ended June 30, 2010 and 2009, respectively, for penalties and interest taken on our financial statements relating to uncertain tax positions. Our total liabilities for penalties and interest on uncertain tax positions were $3.8 million on our balance sheet at June 30, 2010. Including penalties and interest, we have accrued a total of $5.7 million in the caption “other long-term liabilities” on our June 30, 2010 balance sheet for unrecognized tax benefits. All additions or reductions to those liabilities affect our effective income tax rate in the periods of change.

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

OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The following summarizes certain financial data by business segment:

	For the Three Months Ended			For the Six Months Ended
	June 30, 2010	June 30, 2009	March 31, 2010	June 30, 2010	June 30, 2009
	(in thousands)

Revenue
Oil and Gas
ROVs	$166,677	$160,040	$158,947	$325,624	$315,638
Subsea Products	124,889	115,587	111,403	236,292	230,511
Subsea Projects	51,763	73,329	57,824	109,587	145,092
Inspection	58,213	55,746	50,506	108,719	104,819

Total Oil and Gas	401,542	404,702	378,680	780,222	796,060
Advanced Technologies	62,761	45,981	56,490	119,251	89,723

Total	$464,303	$450,683	$435,170	$899,473	$885,783

Gross Profit
Oil and Gas
ROVs	$65,583	$56,332	$61,763	$127,346	$112,036
Subsea Products	38,808	29,416	28,285	67,093	58,927
Subsea Projects	12,601	23,941	9,315	21,916	46,054
Inspection	11,721	10,713	8,745	20,466	21,064

Total Oil and Gas	128,713	120,402	108,108	236,821	238,081
Advanced Technologies	11,333	6,768	7,902	19,235	11,717
Unallocated Expenses	(16,543)	(17,025)	(16,305)	(32,848)	(33,851)

Total	$123,503	$110,145	$99,705	$223,208	$215,947

Income from Operations
Oil and Gas
ROVs	$57,537	$49,735	$53,736	$111,273	$98,531
Subsea Products	25,833	15,591	15,655	41,488	31,379
Subsea Projects	10,313	21,347	7,058	17,371	40,840
Inspection	7,873	6,948	4,720	12,593	13,578

Total Oil and Gas	101,556	93,621	81,169	182,725	184,328
Advanced Technologies	7,342	3,950	4,264	11,606	6,003
Unallocated Expenses	(23,524)	(23,273)	(23,104)	(46,628)	(46,653)

Total	$85,374	$74,298	$62,329	$147,703	$143,678

We generate a material amount of our consolidated revenue from contracts for services in the U.S. Gulf of Mexico and North Sea, which are usually more active from April through October, as compared to the rest of the year. We did not experience in the second quarter of 2010, and we do not anticipate that we will experience during the third quarter of 2010, seasonal increases in our Subsea Projects operating income. In 2010, we were holding The Performer for sale and we have been repairing the Ocean Intervention II, and these two vessels contributed operating income in the second and third quarters of 2009. Subsea Projects included a $5.2 million impairment charge in gross profit and operating income in the quarter ended March 31, 2010. Revenue in our ROV segment is subject to seasonal variations in demand, with our first quarter generally being the low quarter of the year. The level of our ROV seasonality depends on the number of ROVs we have engaged in construction support, which is more seasonal than drilling support. Revenue in our Subsea Products and Advanced Technologies segments has generally not been seasonal.

Our earnings for the second quarter of 2010 improved over the corresponding period in 2009 primarily due to the amount of work that affiliates of BP p.l.c. (“BP”) awarded us related to the Deepwater Horizon drilling rig tragedy at the Macondo well site in April 2010. These products and services included work in our Subsea Projects, ROV and Subsea Products segments. We anticipate demand from BP for these services and products at the Macondo site will also benefit our third quarter results. In May 2010, the U.S. Department of Interior issued a six-month deepwater drilling moratorium, which was subsequently revised in July 2010. This moratorium began to have an unfavorable effect on our Gulf of Mexico operations in June 2010.

OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

During the six months ended June 30, 2010, we invested $95 million of capital expenditures, of which $59 million was in our ROV segment and $23 million was in our Subsea Projects segment.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

All forward-looking statements we make in this quarterly report on Form 10-Q, including, without limitation, statements regarding our expectations about: third quarter and full year 2010 net income and earnings per share; the level of services and products we anticipate providing to BP at the Macondo well site; the adverse impact on our earnings for the remainder of 2010 as a result of the U.S. Department of Interior Drilling Moratorium of July 12th; cash flows and segment results; our plans for future operations (including planned additions to our remotely operated vehicle (“ROV”) fleet and 2010 capital expenditures); the adequacy of our liquidity and capital resources; our anticipated tax rates; seasonality; and industry conditions. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to various risks, uncertainties and assumptions, including those we have referred to under the headings “Risk Factors” and “Cautionary Statement Concerning Forward-Looking Statements” in Part I of our annual report on Form 10-K for the year ended December 31, 2009. Although we believe that the expectations reflected in such forward-looking statements are reasonable, because of the inherent limitations in the forecasting process, as well as the relatively volatile nature of the industries in which we operate, we can give no assurance that those expectations will prove to be correct. Accordingly, evaluation of our future prospects must be made with caution when relying on forward-looking information.

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

Executive Overview

For the full year of 2010, we anticipate our diluted earnings per share to be in the range of $3.20 to $3.40, as compared to $3.40 in 2009. Compared to 2009, our 2010 forecast assumptions include achieving an increased profit contribution from Subsea Products, relatively flat ROV results, and lower Subsea Projects operating income. These three business segments are anticipated to account for 85% or more of our total operating income, as they have for the past few years. We forecast third quarter 2010 diluted earnings per share of $0.90 to $1.00, with quarterly operating income improvements over those of the second quarter from Subsea Products and Subsea Projects and lower profit performances from ROVs and Advanced Technologies.

We generate approximately 90% of our revenue and substantially all of our operating income before Unallocated Expenses from our services and products provided to the oil and gas industry, particularly in deepwater. Consequently, the level of our customers’ capital spending on deepwater exploration and development has a significant impact on the demand for many of our services and products. Looking forward, we face uncertainties in the level of this spending and the timing of approved projects, particularly the timing and order flow rate of subsea field development (construction) activities. These uncertainties have been exacerbated by the Deepwater Horizon drilling rig tragedy at the Macondo well in the U.S. Gulf of Mexico in April 2010, the resulting environmental impacts, and the U.S. Department of Interior drilling moratorium. In May 2010, the U.S. Department of Interior issued a six-month deepwater drilling moratorium, which was subsequently revised in July 2010. This moratorium began to have an unfavorable effect on our Gulf of Mexico operations in June 2010 and it is expected to have an adverse impact on our earnings during the remaining quarters of 2010.

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

Liquidity and Capital Resources

We consider our liquidity and capital resources adequate to support our existing operations and capital commitments. At June 30, 2010, we had working capital of $418 million, including $145 million of cash and cash equivalents. Additionally, we had $300 million of borrowing capacity available under our revolving credit facility.

Our capital expenditures were $95 million during the first six months of 2010, as compared to $90 million during the corresponding period of last year. We added eight new ROVs to our fleet, lost one on the Deepwater Horizon and retired six during the six months ended June 30, 2010, resulting in a total of 249 ROVs. We plan to add at least 10 more new ROVs during the rest of 2010, and these are in the process of being built or installed. Our capital expenditures in the six months ended June 30, 2010 included $59 million in our ROV segment.

We have chartered a deepwater vessel, the Ocean Intervention III, for an initial term which has ended and we are now in the first of six annual extension option years. The current option year extends to May 2011. We have also chartered an additional deepwater vessel, the Olympic Intervention IV, for an initial five-year term ending in July 2013. We have outfitted each of these deepwater vessels with two of our high-specification work-class ROVs, and we use these vessels to perform subsea hardware installation and inspection, repair and maintenance projects, and to conduct well intervention services in the ultra-deep waters of the U.S. Gulf of Mexico.

We had no material contractual commitments for capital expenditures at June 30, 2010. We believe our cash provided from operating activities will exceed our capital expenditures in 2010.

At June 30, 2010, we had $20 million of Senior Notes outstanding, scheduled to be repaid in September 2010, and no borrowings outstanding under our $300 million revolving credit facility, which is scheduled to expire in January 2012. The revolving credit facility provides for short-term interest rates that float with market rates, plus applicable spreads.

In September 2009, we entered into a $200 million agreement with Prudential Investment Management, Inc., under which we may, subject to mutual agreement, borrow at fixed rates for up to 13 years with weighted average maturities of no more than 10 years. As of June 30, 2010, we had not borrowed under that agreement.

We have not guaranteed any debt not reflected on our consolidated balance sheet and do not have any off-balance sheet arrangements, as defined by SEC rules.

In February 2010, our Board of Directors approved a new plan to repurchase up to 6 million shares of our common stock. The timing and amount of repurchases will be determined by our management. We expect that any shares repurchased under the new plan will be held as treasury stock for future use. The new plan does not obligate us to repurchase any particular number of shares. We repurchased 1 million shares for $44.5 million under this plan during the three- and six-month periods ended June 30, 2010.

In the six-month period ended June 30, 2010, we generated $195 million in cash from operating activities, used $90 million of cash in investing activities and used $123 million in financing activities. The cash used in investing activities was used for the capital expenditures described above and the cash used in financing activities was used to pay off debt under our revolving credit agreement and to pay for a portion of our share repurchases. Due to three-day settlement terms, $20 million of our share repurchases made late in June 2010 was not paid in cash until early July 2010.

Results of Operations

We operate in five business segments. The segments are contained within two businesses — services and products provided to the oil and gas industry (“Oil and Gas”) and all other services and products (“Advanced Technologies”). Our Unallocated Expenses are those not associated with a specific business segment.

Consolidated revenue and margin information is as follows:

	For the Three Months Ended			For the Six Months Ended
	June 30, 2010	June 30, 2009	March 31, 2010	June 30, 2010	June 30, 2009
	(dollars in thousands)

Revenue	$464,303	$450,683	$435,170	$899,473	$885,783
Gross profit	123,503	110,145	99,705	223,208	215,947
Gross margin	27%	24%	23%	25%	24%
Operating income	85,374	74,298	62,329	147,703	143,678
Operating margin	18%	16%	14%	16%	16%

We generate a material amount of our consolidated revenue from contracts for services in the U.S. Gulf of Mexico and North Sea, which are usually more active from April through October, as compared to the rest of the year. We did not experience in the second quarter of 2010, and we do not anticipate that we will experience during the third quarter of 2010, seasonal increases in our Subsea Projects operating income. In 2010, we were holding The Performer for sale and we have been repairing the Ocean Intervention II, and these two vessels contributed operating income in the second and third quarters of 2009. Subsea Projects included a $5.2 million impairment charge in gross profit and operating income in the quarter ended March 31, 2010. Revenue in our ROV segment is subject to seasonal variations in demand, with our first quarter generally being the low quarter of the year. The level of our ROV seasonality depends on the number of ROVs we have engaged in construction support, which is more seasonal than drilling support. Revenue in our Subsea Products and Advanced Technologies segments has generally not been seasonal.

Our earnings for the second quarter of 2010 improved over the corresponding period in 2009 primarily due to the amount of work that affiliates of BP p.l.c. (“BP”) awarded us related to the Deepwater Horizon drilling rig tragedy at the Macondo well site in April 2010. These products and services included work in our Subsea Projects, ROV and Subsea Products segments. We anticipate demand from BP for these services and products at the Macondo site will also benefit our third quarter results. In May 2010, the U.S. Department of Interior issued a six-month deepwater drilling moratorium, which was subsequently revised in July 2010. This moratorium began to have an unfavorable effect on our Gulf of Mexico operations in June 2010 and we expect it to have an adverse impact on our earnings during the remaining quarters of 2010.

Oil and Gas

The table that follows sets forth our revenues and margins for our Oil and Gas business for the periods indicated.

	For the Three Months Ended			For the Six Months Ended
	June 30, 2010	June 30, 2009	March 31, 2010	June 30, 2010	June 30, 2009
	(dollars in thousands)

Remotely Operated Vehicles
Revenue	$166,677	$160,040	$158,947	$325,624	$315,638
Gross profit	65,583	56,332	61,763	127,346	112,036
Gross margin	39%	35%	39%	39%	35%
Operating income	57,537	49,735	53,736	111,273	98,531
Operating margin	35%	31%	34%	34%	31%
Days available	22,668	21,121	22,398	45,066	41,792
Utilization %	78%	80%	75%	77%	80%

Subsea Products
Revenue	124,889	115,587	111,403	236,292	230,511
Gross profit	38,808	29,416	28,285	67,093	58,927
Gross margin	31%	25%	25%	28%	26%
Operating income	25,833	15,591	15,655	41,488	31,379
Operating margin	21%	13%	14%	18%	14%
Backlog at the end of the period	347,000	350,000	338,000	347,000	350,000

Subsea Projects
Revenue	51,763	73,329	57,824	109,587	145,092
Gross profit	12,601	23,941	9,315	21,916	46,054
Gross margin	24%	33%	16%	20%	32%
Operating income	10,313	21,347	7,058	17,371	40,840
Operating margin	20%	29%	12%	16%	28%

Inspection
Revenue	58,213	55,746	50,506	108,719	104,819
Gross profit	11,721	10,713	8,745	20,466	21,064
Gross margin	20%	19%	17%	19%	20%
Operating income	7,873	6,948	4,720	12,593	13,578
Operating margin	14%	12%	9%	12%	13%

Total Oil and Gas
Revenue	$401,542	$404,702	$378,680	$780,222	$796,060
Gross profit	128,713	120,402	108,108	236,821	238,081
Gross margin	32%	30%	29%	30%	30%
Operating income	101,556	93,621	81,169	182,725	184,328
Operating margin	25%	23%	21%	23%	23%

In general, our Oil and Gas business focuses on supplying services and products to the deepwater sector of the offshore market. We are the world’s largest provider of ROV services, and profit from this business segment typically constitutes more than half of our total operating income.

Our ROV segment revenue reflects the utilization percentages, fleet sizes and average pricing of the respective periods. ROV operating income in the quarter ended June 30, 2010 included a $3.5 million gain from insurance proceeds on the vehicle we had on the Deepwater Horizon. We expect our 2010 annual ROV operating income to be relatively flat with 2009, as we believe the second half of the year will be adversely affected by the drilling moratorium in the U.S. Gulf of Mexico.

Our Subsea Products operating income and margin results for the three- and six- month periods ended June 30, 2010 were improved over those of the corresponding periods of the prior year. These increases were attained in the second quarter and were largely attributable to higher throughput at our umbilical plants, increased operating efficiency, and spending cuts implemented at Multiflex during 2009. Additionally, we achieved a higher revenue, profit contribution, and margin from ROV tooling, primarily due to work related to the Macondo well incident.

Compared to the immediately preceding quarter, Subsea Products quarterly revenue, operating income, and margin improved primarily through higher sales of ROV tooling and installation and workover control system (“IWOCS”) services, including our involvement at the Macondo well site. Our Multiflex umbilical operations also achieved better profit contribution through improved job execution.

Subsea Products backlog was $347 million at June 30, 2010 compared to $321 million at December 31, 2009. Compared to the first half of 2010, Subsea Products operating income is forecast to improve in the second half of 2010 on the strength of higher ROV tooling, IWOCS, and subsea field development hardware sales. We believe Subsea Products revenue, operating income and operating margin will be higher in 2010 than those reported for 2009.

Our Subsea Projects operating income declined in the second quarter of 2010 compared to the corresponding period of the prior year, as the 2009 period included income from our contract for The Performer in Angola. Additionally, in 2010 the Ocean Intervention II was out of service for repairs, and we experienced lower demand for our deepwater vessel services in the U.S. Gulf of Mexico. During the three months ended March 31, 2010, we recorded a $5.2 million impairment charge to adjust the carrying value of our vessel held for sale, The Performer, to its fair value less estimated costs to sell. The Performer completed its contract in Angola during the first quarter of 2010. After our attempts to market it for further use internationally were unsuccessful, and in light of the soft vessel market, the age of the vessel, and the competition it was facing against newer and more capable vessels, we decided to sell the vessel. We completed the sale in July 2010 for approximately the vessel’s reduced carrying value. Subsea Projects second quarter of 2010 operating income was higher than that of the first quarter of 2010 as the first quarter included the $5.2 million impairment charge.

Subsea Projects operating income is expected to be higher during the second half of 2010 largely due to additional deepwater vessel services to be performed for BP during the third quarter. For the year 2010, compared to 2009, we are forecasting lower segment revenue, operating income, and margin performance.

In the second quarter of 2010, we acquired the DMT Sapphire at a purchase price of $16.5 million. This vessel, to be renamed the Ocean Patriot, is currently in a shipyard being outfitted for saturation diving service.

In the first quarter of 2010, our vessel Ocean Intervention II sustained substantial damage while installing an umbilical in heavy weather. We expect the vessel to be unavailable for service until the end of the third quarter of 2010, and we have not had the potential earnings contribution from the vessel while it has been unavailable. We believe the costs of the repairs, except a small deductible, are covered by our insurance. While the vessel is being repaired we are performing, and charging to expense, its regulatory drydocking.

Our Inspection margins were comparable in the three- and six-month periods ended June 30, 2010 with the corresponding periods of the prior year. Compared to the immediately preceding quarter, we had a seasonal increase in U.K. inspection activity and increased service demand in Africa and the Caspian Sea areas.

Advanced Technologies

Revenue and margin information is as follows:

	For the Three Months Ended			For the Six Months Ended
	June 30, 2010	June 30, 2009	March 31, 2010	June 30, 2010	June 30, 2009
	(dollars in thousands)

Revenue	$62,761	$45,981	$56,490	$119,251	$89,723
Gross profit	11,333	6,768	7,902	19,235	11,717
Gross margin	18%	15%	14%	16%	13%
Operating income	7,342	3,950	4,264	11,606	6,003
Operating margin	12%	9%	8%	10%	7%

The growth in Advanced Technologies operating income in the three- and six-month periods ended June 30, 2010 compared to the corresponding periods of the prior year was attributable to increased revenue and margins in most of this segment’s product and service lines. Timing of work was a large factor in the increases. We are anticipating Advanced Technologies will have higher operating income in the full year of 2010 compared to 2009, with substantially lower operating income in the second half of 2010 compared to the first half of 2010. In addition to the timing of projects, we expect a decline in activity under the NASA Constellation Space Suit contract.

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

The table that follows sets forth our Unallocated Expenses for the periods indicated.

	For the Three Months Ended			For the Six Months Ended
	June 30, 2010	June 30, 2009	March 31, 2010	June 30, 2010	June 30, 2009
	(dollars in thousands)

Gross profit expenses	$16,543	$17,025	$16,305	$32,848	$33,851
% of revenue	4%	4%	4%	4%	4%
Operating income expenses	23,524	23,273	23,104	46,628	46,653
% of revenue	5%	5%	5%	5%	5%

Other

The table that follows sets forth our significant financial statement items below the income from operations line.

	For the Three Months Ended			For the Six Months Ended
	June 30, 2010	June 30, 2009	March 31, 2010	June 30, 2010	June 30, 2009
	(in thousands)

Interest income	$111	$91	$103	$214	$226
Interest expense	(3,878)	(2,208)	(1,641)	(5,519)	(4,589)
Equity earnings of unconsolidated affiliates	450	766	565	1,015	1,649
Other income (expense), net	1,507	1,070	(982)	525	1,276
Provision for income taxes	29,247	25,906	21,131	50,378	49,784

Interest expense in the second quarter of 2010 includes $2.9 million to terminate an interest rate hedge on the $100 million of revolving credit debt we repaid in the second quarter.

Our equity earnings of unconsolidated affiliates consists of earnings from our 50% equity interest in Medusa Spar LLC, which owns a 75% interest in the Medusa Spar production platform in the U.S. Gulf of Mexico. Medusa Spar LLC earns revenue on a tariff basis on oil and gas production throughput processed by the platform from the Medusa field and other surrounding areas.

Other income in the three months ended June 30, 2010 includes a $2.1 million fee for serving as the stalking horse bidder on an asset auction proceeding. Additionally, we recorded foreign currency transaction gains (losses) of $(0.6 million) and $(1.4 million) for the three- and six-month periods ended June 30, 2010 and $1.0 million and $1.4 million for the three- and six-month periods ended June 30, 2009 in other income (expense). These transaction gains and losses are related primarily to the relative value of the U.S. dollar against the Brazilian real. As the dollar devalues against the real, we have transaction gains. Conversely, as the dollar strengthens, we incur transaction losses.

The provisions for income taxes were related to U.S. income taxes that we provided at estimated annual effective rates using assumptions as to earnings and other factors that would affect the tax calculation for the remainder of the year and to the operations of foreign branches and subsidiaries that were subject to local income and withholding taxes. We anticipate our effective tax rate for 2010 will be approximately 35%.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are currently exposed to certain market risks arising from transactions we have entered into in the normal course of business. These risks relate to interest rate changes and fluctuations in foreign exchange rates. We do not believe these risks are material. We have not entered into any market risk sensitive instruments for speculative or trading purposes. We manage our exposure to interest rate changes primarily through the use of a combination of fixed- and floating-rate debt. See Note 5 of Notes to Consolidated Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2009 for a description of our long-term debt agreements, interest rates and maturities. We had an interest rate hedge (designated as a cash flow hedging instrument) in place on our $100 million of floating rate debt outstanding under our revolving credit facility for the period August 2009 to August 2011. In the quarter ended June 30, 2010, we repaid the $100 million of debt and terminated the hedge at a cost of $2.9 million, which we charged to interest expense. We believe that significant interest rate changes would not have a material near-term impact on our future earnings or cash flows.

Because we operate in various oil and gas exploration and production regions in the world, we conduct a portion of our business in currencies other than the U.S. dollar. The functional currency for several of our international operations is the applicable local currency. We manage our exposure to changes in foreign exchange rates principally through arranging compensation in U.S. dollars or freely convertible currency and, to the extent possible, by limiting compensation received in other currencies to amounts necessary to meet obligations denominated in those currencies. We use the exchange rates in effect as of the balance sheet date to translate assets and liabilities as to which the functional currency is the local currency, resulting in translation adjustments that we reflect as accumulated other comprehensive income or loss in the shareholders’ equity section of our Consolidated Balance Sheets. We recorded positive (negative) adjustments of $(34.9 million) and $34.0 million to our equity accounts for the six-month periods ended June 30, 2010 and 2009, respectively, to reflect the net impact of the U.S. dollar against various foreign currencies for locations where the functional currency is not the U.S. dollar. Positive adjustments reflect the net impact of the strengthening of various foreign currencies against the U.S. dollar for locations where the functional currency is not the U.S. dollar. Conversely, negative adjustments reflect the effect of a strengthening U.S. dollar. The adjustment in the six months ended June 30, 2010 from December 31, 2009 was principally due to the strengthening of the U.S. dollar against the Norwegian kroner and British pound sterling.

Item 4.	Controls and Procedures.

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a–15(e) and 15d–15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2010 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has been no change in our internal control over financial reporting that occurred during the three months ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

Various actions and claims are pending against us, most of which are covered by insurance. Although we cannot predict the ultimate outcome of these matters, we believe the ultimate liability, if any, that may result from these actions and claims will not materially affect our results of operations, cash flow or financial position.

We are involved in a dispute with GRI Simulations, Inc., a privately held company based in Canada (“GRI”), and Mr. Stephen G. Dodd, one of GRI’s owners, relating to rights to certain proprietary information, including software relating to underwater simulations.

On February 16, 2004, GRI filed a lawsuit in the Supreme Court of Newfoundland and Labrador, Canada (the “Newfoundland Litigation”) against us, one of our subsidiaries and three of another subsidiary’s employees who were formerly employees of Geo-Resources, Inc., a predecessor to GRI. In the Newfoundland Litigation, the plaintiff is seeking to recover approximately $8 million Canadian dollars (approximately $7.5 million) from us and the other defendants under the following causes of action: alleged misappropriation of GRI’s confidential information and trade secrets, breach of confidence, passing off GRI’s software as our own, breach of contract and copyright infringement related to certain simulation software and computer architecture. In July 2006, we filed a counterclaim alleging misappropriation of confidential and trade secret information by GRI in its development of simulation software in conjunction with projects we previously contracted to GRI or its predecessor, Geo-Resources, Inc. This litigation is in the discovery phase, and no trial date has yet been set.

On February 10, 2005, we filed a lawsuit in the U.S. District Court for the Western District of Louisiana (the “Louisiana Litigation”) against GRI and Mr. Dodd seeking a declaratory judgment that we had not infringed any U.S. copyright of GRI, engaged in unfair competition or trade secret misappropriation, or breached any confidential agreement with GRI. In July 2006, we amended our claim to assert that GRI and Mr. Dodd misappropriated trade secrets of ours. We are seeking to recover approximately US $1 million from GRI and Mr. Dodd in the Louisiana Litigation. In August 2008, in the Louisiana Litigation, the District Court granted summary judgment in favor of GRI on our pending claims and we appealed that ruling to the U.S. Court of Appeals for the Fifth Circuit. In May 2009, the Court of Appeals vacated the District Court’s summary judgment ruling and remanded the case to the District Court. In November 2009, GRI moved for summary judgment on all pending claims, which the court denied. We subsequently withdrew our copyright claims against GRI in the Louisiana Litigation. In March 2010, the District Court granted summary judgment in our favor on our declaratory judgment claims that we had not misappropriated certain asserted trade secrets of, or competed unfairly with, GRI.

On April 12, 2010, GRI filed a counterclaim against us in the Louisiana Litigation, alleging that our simulation software infringed GRI’s simulation software copyrights and seeking to recover an unspecified amount from us. On May 26, 2010, GRI filed an expert report with the District Court, alleging profits or damages recoverable from us ranging from $29 million to $81 million, based on different theories of recovery. We are vigorously disputing these alleged profits and damages claims and the methods used to determine these amounts.

The Louisiana Litigation is scheduled for jury trial commencing on August 23, 2010. We have filed several motions which, if granted by the District Court, would result in the dismissal of, or judgment in our favor on, GRI’s counterclaim. Some of our motions have been denied, and others have yet to be decided by the District Court. We intend to continue to vigorously defend against the claims made by GRI. We believe that, when GRI’s claims are ultimately resolved, they will not have a material adverse effect on us.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Purchases of equity securities by the issuer and affiliated purchasers.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
April 1 though April 30, 2010	0	N/A	0	6,000,000

May 1 through May 31, 2010	200,000	$47.896	200,000	5,800,000

June 1 through June 30, 2010	800,000	$43.677	800,000	5,000,000

Total	1,000,000	$44.521	1,000,000	5,000,000

Item 4.	Submission of matters to a Vote of Security Holders.

(a) Oceaneering International, Inc. held its Annual Meeting of Shareholders on May 7, 2010. The following matters were voted on at the annual meeting, with the voting results as follows:

(1)	Election of Class II Directors

Nominee	Shares Voted For	Shares With Votes Withheld
David S. Hooker	45,270,743	1,419,279
Harris J. Pappas	44,994,397	1,695,625

Messrs. T. Jay Collins, Jerold J. DesRoche, John R. Huff and D. Michael Hughes also continued as directors immediately following the Annual Meeting.

(3)	Approval of the 2010 Incentive Plan

Shares Voted For	Shares Voted Against	Shares Abstaining
41,629,243	4,959,693	101,086

(2)	Ratification of the appointment of Ernst & Young LLP as independent auditors for Oceaneering

Shares Voted For	Shares Voted Against	Shares Abstaining
48,471,626	707,862	29,347

Item 6.	Exhibits

			Registration or File Number	Form or Report	Report/Filing Date	Exhibit Number

*	3.01	Restated Certificate of Incorporation	1-10945	10-K	Dec. 2000	3.01

*	3.02	Certificate of Amendment to Restated Certificate of Incorporation	1-10945	8-K	May 2008	3.1

*	3.03	Amended and Restated Bylaws	1-10945	8-K	Dec. 2007	3.1

*	10.01	2010 Incentive Plan of Oceaneering International, Inc.	333-166612	S-8	May 2010	4.6

	31.01	Rule 13a-14(a)/15d-14(a) Certification by T. Jay Collins, Chief Executive Officer

	31.02	Rule 13a-14(a)/15d-14(a) Certification by Marvin J. Migura, Chief Financial Officer

	32.01	Section 1350 Certification by T. Jay Collins, Chief Executive Officer

	32.02	Section 1350 Certification by Marvin J. Migura, Chief Financial Officer

	101.INS*	XBRL Instance Document

	101.SCH*	XBRL Taxonomy Extension Schema Document

	101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

	101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

	101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

	101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Indicates exhibit previously filed with the Securities and Exchange Commission, as indicated, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OCEANEERING INTERNATIONAL, INC.
(Registrant)

August 6, 2010	By:	/S/ T. JAY COLLINS
T. Jay Collins
President and Chief Executive Officer

August 6, 2010	By:	/S/ MARVIN J. MIGURA
Marvin J. Migura
Senior Vice President and Chief Financial Officer

August 6, 2010	By:	/S/ W. CARDON GERNER
W. Cardon Gerner
Vice President and Chief Accounting Officer

Index to Exhibits

			Registration or File Number	Form or Report	Report/Filing Date	Exhibit Number

*	3.01	Restated Certificate of Incorporation	1-10945	10-K	Dec. 2000	3.01

*	3.02	Certificate of Amendment to Restated Certificate of Incorporation	1-10945	8-K	May 2008	3.1

*	3.03	Amended and Restated Bylaws	1-10945	8-K	Dec. 2007	3.1

*	10.01	2010 Incentive Plan of Oceaneering International, Inc.	333-166612	S-8	May 2010	4.6

	31.01	Rule 13a-14(a)/15d-14(a) Certification by T. Jay Collins, Chief Executive Officer

	31.02	Rule 13a-14(a)/15d-14(a) Certification by Marvin J. Migura, Chief Financial Officer

	32.01	Section 1350 Certification by T. Jay Collins, Chief Executive Officer

	32.02	Section 1350 Certification by Marvin J. Migura, Chief Financial Officer

	101.INS*	XBRL Instance Document

	101.SCH*	XBRL Taxonomy Extension Schema Document

	101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

	101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

	101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

	101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Indicates exhibit previously filed with the Securities and Exchange Commission, as indicated, and incorporated herein by reference.