Form 10-Q
period 2010-09-30
OCEANEERING INTERNATIONAL INC
filed 2010-11-05
CIK 73756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock outstanding as of October 29, 2010 was 54,115,082.

Oceaneering International, Inc.

Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	Sept. 30,	Dec. 31,
	2010	2009
	(unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$148,250	$162,351
Accounts receivable, net of allowances for doubtful accounts of $678 and $274	458,258	435,151
Inventory	242,495	232,217
Other current assets	51,292	44,420

Total Current Assets	900,295	874,139

Property and equipment, at cost	1,592,744	1,501,243
Less accumulated depreciation	806,686	734,882

Net Property and Equipment	786,058	766,361

Other Assets:
Goodwill	138,855	130,820
Investments in unconsolidated affiliates	53,025	58,736
Other	60,103	50,231

Total Other Assets	251,983	239,787

TOTAL ASSETS	$1,938,336	$1,880,287

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$101,462	$86,484
Accrued liabilities	288,732	255,704
Income taxes payable	49,857	46,359

Total Current Liabilities	440,051	388,547

Long-term Debt	—	120,000
Other Long-term Liabilities	160,750	147,417
Commitments and Contingencies
Shareholders’ Equity	1,337,535	1,224,323

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,938,336	$1,880,287

The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(in thousands, except per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Revenue	$516,274	$484,036	$1,415,747	$1,369,819

Cost of services and products	390,655	369,991	1,066,920	1,039,827

Gross Profit	125,619	114,045	348,827	329,992

Selling, general and administrative expense	37,564	37,739	113,069	110,008

Income from Operations	88,055	76,306	235,758	219,984

Interest income	123	287	337	513

Interest expense	(117)	(1,714)	(5,636)	(6,303)

Equity earnings of unconsolidated affiliates	702	768	1,717	2,417

Other income (expense), net	(280)	1,028	245	2,304

Income before Income Taxes	88,483	76,675	232,421	218,915

Provision for income taxes	29,306	26,836	79,684	76,620

Net Income	$59,177	$49,839	$152,737	$142,295

Basic Earnings per Share	$1.09	$0.90	$2.78	$2.58

Diluted Earnings per Share	$1.09	$0.90	$2.77	$2.57

The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	For the Nine Months Ended
	September 30,
	2010	2009
Cash Flows from Operating Activities:

Net income	$152,737	$142,295

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	114,183	89,512
Deferred income tax provision	5,458	16,203
Loss (gain) on dispositions of property and equipment	(2,470)	2,332
Noncash compensation	6,357	4,868
Distributions from Medusa Spar LLC greater than earnings	4,363	4,442
Increase (decrease) in cash from:
Accounts receivable	(22,140)	20,628
Inventory and other current assets	(9,486)	11,985
Other assets	(4,285)	(6,130)
Currency translation effect on working capital	4,806	16,818
Current liabilities	49,810	4,093
Other long-term liabilities	2,662	5,430

Total adjustments to net income	149,258	170,181

Net Cash Provided by Operating Activities	301,995	312,476

Cash Flows from Investing Activities:

Purchases of property and equipment, including business acquisition in 2010	(164,251)	(145,051)
Dispositions of property and equipment	13,893	8,406
Disposition of equity method investment	1,348	—

Net Cash Used in Investing Activities	(149,010)	(136,645)

Cash Flows from Financing Activities:

Net payments of revolving credit	(100,000)	(4,000)
Payments of term loan	—	(85,000)
Payments of 6.72% Senior Notes	(20,000)	(20,000)
Proceeds from issuance of common stock	693	1,184
Purchases of treasury stock	(49,520)	—
Excess tax benefits from stock-based compensation	1,741	2,219

Net Cash Used in Financing Activities	(167,086)	(105,597)

Net Increase (Decrease) in Cash and Cash Equivalents	(14,101)	70,234

Cash and Cash Equivalents — Beginning of Period	162,351	11,200

Cash and Cash Equivalents — End of Period	$148,250	$81,434

The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Summary of Major Accounting Policies

Basis of Presentation. We have prepared these unaudited consolidated financial statements pursuant to instructions for quarterly reports on Form 10-Q, which we are required to file with the Securities and Exchange Commission. These financial statements do not include all information and footnotes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States. These financial statements reflect all adjustments that we believe are necessary to present fairly our financial position at September 30, 2010 and our results of operations and cash flows for the periods presented. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in our annual report on Form 10-K for the year ended December 31, 2009. The results for interim periods are not necessarily indicative of annual results.

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

During the quarter ended March 31, 2010, we recorded an impairment charge of $5.2 million to reduce the carrying value of our vessel held for sale, The Performer, to its fair value, less estimated costs to sell. This charge is reflected within the cost of services and products of our Subsea Projects segment. The Performer completed its contract in Angola during the first quarter of 2010. After our attempts to market it for use internationally failed, and in light of the current soft vessel market, the age of the vessel and the competition it was facing against newer and more capable vessels, we decided to sell the vessel. At March 31, 2010, we estimated the fair value based on preliminary offers presented to us to purchase the vessel by market participants, which we believed were Level 3 inputs. In July 2010, we sold the vessel for approximately its reduced carrying value.

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

•

add an additional reconsideration event for determining whether an entity is a variable interest entity when changes in facts and circumstances occur such that the holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance; and

•	require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity.

We adopted this principle as of January 1, 2010, as required. It had no effect on our financial statements.

OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

2. Investments in Unconsolidated Affiliates

Our investments in unconsolidated affiliates consisted of the following:

	Sept. 30, 2010	Dec. 31, 2009
	(in thousands)
Medusa Spar LLC	$53,025	$57,388
Other	—	1,348

Total	$53,025	$58,736

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

The following are condensed 100% statements of income of Medusa Spar LLC:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands)
Medusa Spar LLC
Condensed Statements of Income
Revenue	$3,818	$3,950	$10,679	$12,078
Depreciation	(2,369)	(2,369)	(7,108)	(7,108)
General and administrative	(17)	(17)	(53)	(52)

Net Income	$1,432	$1,564	$3,518	$4,918

Equity Earnings reflected in our financial statements	$702	$768	$1,717	$2,417

3. Inventory

Our inventory consisted of the following:

	Sept. 30, 2010	Dec. 31, 2009
	(in thousands)
Inventory for remotely operated vehicles	$113,030	$110,043
Other inventory, primarily raw materials	129,465	122,174

Total	$242,495	$232,217

We state our inventory at the lower of cost or market. We determine cost using the weighted-average method.

OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

4. Debt

Our long-term debt consisted of the following:

	Sept. 30, 2010	Dec. 31, 2009
	(in thousands)
6.72% Senior Notes	$—	$20,000
Revolving credit	—	100,000

Total	$—	$120,000

We repaid the 6.72% Senior Notes at maturity in September 2010.

We capitalized $0.2 million and $0.3 million of interest in the three- and nine-month periods ended September 30, 2010, respectively. We capitalized $0.1 million of interest in each of the three-month and nine-month periods ended September 30, 2009.

5. Commitments and Contingencies

Litigation. Various actions and claims are pending against us, most of which are covered by insurance. Although we cannot predict the ultimate outcome of these matters, we believe the ultimate liability, if any, that may result from these actions and claims will not materially affect our results of operations, cash flow or financial position.

Effective as of August 27, 2010, we resolved the previously reported dispute with GRI Simulations, Inc. (“GRI”) and Mr. Stephen G. Dodd, one of GRI’s owners. That dispute related to rights to certain proprietary information, including software relating to underwater simulations. The resolution involved our entering into new commercial agreements with GRI relating to certain ROV simulation software for a five-year term, as well as a cash payment by us in exchange for a license to GRI proprietary information. In connection with the resolution of the dispute, the litigation (1) in the U.S. District for the Western District of Louisiana was concluded upon the Court’s entry of an order of dismissal with prejudice on September 8, 2010 and (2) in the Supreme Court of Newfoundland and Labrador, Canada was concluded upon the parties’ filing notices of discontinuance on September 9, 2010. The resolution of this matter did not have a material adverse effect on us.

Financial Instruments and Risk Concentration. In the normal course of business, we manage risks associated with foreign exchange rates and interest rates through a variety of strategies, including the use of hedging transactions. As a matter of policy, we do not use derivative instruments unless we have an underlying exposure.

We had an interest rate hedge in place on $100 million of floating rate debt under our revolving credit facility for the period August 2009 to August 2011, designated as a cash flow hedge. We terminated this hedge in May 2010 and charged the cost of $2.9 million to interest expense, and this expense is included in our consolidated statement of income for the nine-month period ended September 30, 2010.

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

One customer in Angola owed us $56 million at September 30, 2010 and $50 million at December 31, 2009, all of which is overdue. We completed the work on the contracts related to this receivable in the first quarter of 2010. Based on our past history with this customer, we believe this receivable will ultimately be collected.

OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

6. Shareholders’ Equity, Earnings per Share and Stock-Based Compensation

Shareholders’ Equity

Our shareholders’ equity consisted of the following:

	Sept. 30, 2010	Dec. 31, 2009
	(in thousands)
Common Stock, par value $0.25; 180,000,000 shares authorized;
55,417,044 shares issued	$13,854	$13,854
Additional paid-in capital	205,013	212,788
Treasury Stock, 1,301,962 and 499,292 shares, at cost	(61,399)	(27,796)
Retained earnings	1,191,780	1,039,043
Accumulated other comprehensive loss	(11,713)	(13,566)

Total	$1,337,535	$1,224,323

During the nine month period ended September 30, 2010, we repurchased 1,100,000 shares of treasury stock for $49.5 million and we reissued 297,330 shares of treasury stock to satisfy obligations under our stock-based compensation plans.

Comprehensive income is the total of net income and all nonowner changes in equity. The amounts of comprehensive income for the periods indicated are as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(in thousands)
Net Income per consolidated statements of income	$59,177	$49,839	$152,737	$142,295
Foreign currency translation gains (losses), net	27,196	18,998	(575)	53,072
Change in pension liability adjustment, net of tax	—	—	—	(183)
Change in fair value of hedges, net of tax	—	(340)	2,428	428

Total	$86,373	$68,497	$154,590	$195,612

Amounts comprising other elements of comprehensive income in Shareholders’ Equity are as follows:

	Sept. 30, 2010	Dec. 31, 2009
	(in thousands)
Accumulated net foreign currency translation adjustment	$(7,731)	$(7,156)
Pension liability adjustment, net of tax	(3,982)	(3,982)
Fair value of hedges, net of tax	—	(2,428)

Total	$(11,713)	$(13,566)

OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Earnings per Share

The following table presents our earnings per share calculations:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(in thousands, except per share data)
Basic earnings per share:
Net income per consolidated statements of income	$59,177	$49,839	$152,737	$142,295
Income allocable to participating securities	(189)	(350)	(558)	(1,002)

Earnings allocable to common shareholders	$58,988	$49,489	$152,179	$141,293

Basic shares outstanding	54,170	54,866	54,709	54,723

Basic earnings per share	$1.09	$0.90	$2.78	$2.58

Diluted earnings per share:
Net income per consolidated statements of income	$59,177	$49,839	$152,737	$142,295
Income allocable to participating securities	(189)	(348)	(556)	(997)

Earnings allocable to diluted common shareholders	$58,988	$49,491	$152,181	$141,298

Diluted shares outstanding	54,332	55,058	54,910	54,999

Diluted earnings per share	$1.09	$0.90	$2.77	$2.57

Stock-Based Compensation

Stock Options. At September 30, 2010, we had no outstanding stock options and we had no future stock-based compensation expense to be recognized pursuant to stock option grants.

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

For each of the restricted stock units granted in 2008 through 2010, at the earlier of three years after grant or at termination of employment or service, the grantee will be issued a share of our common stock for each common stock unit vested. As of September 30, 2010 and December 31, 2009, totals of 523,725 and 621,525 shares of restricted stock or restricted stock units were outstanding. Each grantee of shares of restricted stock is deemed to be the record owner of those shares during the restriction period, with the right to vote and receive any dividends on those shares. The restricted stock units granted in 2008 have no voting rights, but they carry a dividend-equivalent right should we pay dividends on our common stock. The restricted stock units granted after 2008 have no voting or dividend rights.

We estimate that stock-based compensation cost not yet recognized related to shares of restricted stock or restricted stock units, based on their grant-date fair values, was $10 million at September 30, 2010. This expense is being recognized on a staged-vesting basis over three years for awards attributable to individuals meeting certain age and years-of-service requirements, and on a straight-line basis over the applicable vesting period of one or three years for the other awards.

OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

7. Income Taxes

During interim periods, we provide for income taxes based on our current estimated annual effective tax rate using assumptions as to (1) earnings and other factors that would affect the tax calculation for the remainder of the year and (2) the operations of foreign branches and subsidiaries that are subject to local income and withholding taxes. The primary difference between our current 2010 estimated effective tax rate of 34.3% and the federal statutory tax rate of 35% is the lesser tax rate applied to our U.S. manufacturing profits.

The financial statement recognition of the benefit for a tax position depends on the benefit being more likely than not to be sustainable upon audit by the applicable taxing authority. If this threshold is met, the tax benefit is then measured and recognized at the largest amount that is greater than 50 percent likely of being realized upon ultimate settlement. We account for any applicable interest and penalties on uncertain tax positions as a component of our provision for income taxes in our financial statements. There were no significant changes in the nine-month periods ended September 30, 2010 and 2009, respectively, for penalties and interest taken in our financial statements relating to uncertain tax positions. Our total liabilities for penalties and interest on uncertain tax positions were $4.0 million on our balance sheet at September 30, 2010. Including penalties and interest, we have accrued a total of $5.8 million in the caption “other long-term liabilities” on our September 30, 2010 balance sheet for unrecognized tax benefits. All additions or reductions to those liabilities affect our effective income tax rate in the periods of change.

We do not believe that the total of our unrecognized tax benefits will significantly increase or decrease in the next 12 months.

We conduct our operations in a number of locations that have varying laws and regulations with regard to income and other taxes, some of which are subject to interpretation. Our tax returns are subject to audit by taxing authorities in multiple jurisdictions. These audits often take years to complete and settle. Since December 31, 2009, there have been the following changes to the earliest tax years open to examination by tax authorities where we have significant operations: United States – to 2007 from 2006; Angola – to 2005 from 2004; Nigeria – to 2004 from 2003; Brazil – to 2005 from 2004; Australia – to 2007 from 2006; and Canada – to 2007 from 2006. Our management believes that adequate provisions have been made for all taxes that ultimately will be payable, although final determinations of tax liabilities may differ from our estimates.

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

There are no differences in the basis of segmentation or in the basis of measurement of segment profit or loss from those used in our consolidated financial statements for the year ended December 31, 2009, except for the above mentioned combination of our MOPS business into our Subsea Projects segment.

OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The following summarizes certain financial data by business segment:

	For the Three Months Ended			For the Nine Months Ended
	Sept. 30, 2010	Sept. 30, 2009	June 30, 2010	Sept. 30, 2010	Sept. 30, 2009
	(in thousands)

Revenue
Oil and Gas
ROVs	$164,727	$166,010	$166,677	$490,351	$481,648
Subsea Products	160,194	132,748	124,889	396,486	363,259
Subsea Projects	75,002	75,821	51,763	184,589	220,913
Inspection	57,330	57,582	58,213	166,049	162,401

Total Oil and Gas	457,253	432,161	401,542	1,237,475	1,228,221
Advanced Technologies	59,021	51,875	62,761	178,272	141,598

Total	$516,274	$484,036	$464,303	$1,415,747	$1,369,819

Gross Profit
Oil and Gas
ROVs	$59,807	$61,694	$65,583	$187,153	$173,730
Subsea Products	48,176	27,798	38,808	115,269	86,725
Subsea Projects	19,367	22,000	12,601	41,283	68,054
Inspection	11,146	11,208	11,721	31,612	32,272

Total Oil and Gas	138,496	122,700	128,713	375,317	360,781
Advanced Technologies	6,837	7,713	11,333	26,072	19,430
Unallocated Expenses	(19,714)	(16,368)	(16,543)	(52,562)	(50,219)

Total	$125,619	$114,045	$123,503	$348,827	$329,992

Income from Operations
Oil and Gas
ROVs	$51,514	$53,994	$57,537	$162,787	$152,525
Subsea Products	35,247	14,054	25,833	76,735	45,433
Subsea Projects	17,101	19,483	10,313	34,472	60,323
Inspection	7,504	7,296	7,873	20,097	20,874

Total Oil and Gas	111,366	94,827	101,556	294,091	279,155
Advanced Technologies	2,858	4,375	7,342	14,464	10,378
Unallocated Expenses	(26,169)	(22,896)	(23,524)	(72,797)	(69,549)

Total	$88,055	$76,306	$85,374	$235,758	$219,984

We generate a material amount of our consolidated revenue from contracts for services in the U.S. Gulf of Mexico in our Subsea Projects segment, which is usually more active from April through October, as compared to the rest of the year. The European operations of our Inspection segment are also seasonally more active in the second and third quarters. Revenue in our ROV segment is subject to seasonal variations in demand, with our first quarter generally being the low quarter of the year. The level of our ROV seasonality depends on the number of ROVs we have engaged in construction support, which is more seasonal than drilling support. Revenue in each of our Subsea Products and Advanced Technologies segments has generally not been seasonal.

During the nine months ended September 30, 2010, we invested $164 million of capital expenditures, of which $93 million was in our ROV segment, $34 million was in our Subsea Products segment and $32 million was in our Subsea Projects segment. The amount in our Subsea Products segment included $17.5 million for a business acquisition.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements we make in this quarterly report on Form 10-Q, including, without limitation, statements regarding our expectations about:

•	fourth quarter of 2010 and full years of 2010 and 2011 operating results and earnings per share;

•	the level of services and products we anticipate;

•

the adverse impact on our earnings for the remainder of 2010 and in 2011 as a result of the U.S. Department of Interior Drilling Moratorium and subsequent regulatory uncertainty and delay in issuing drilling permits in the U.S. Gulf of Mexico;

•	cash flows and segment results;

•	our plans for future operations (including planned additions to our remotely operated vehicle (“ROV”) fleet);

•	the adequacy of our liquidity and capital resources;

•	our anticipated tax rates;

•	seasonality;

•	and industry conditions

are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to various risks, uncertainties and assumptions, including those we have referred to under the heading “Risk Factors” in this report and under the headings “Risk Factors” and “Cautionary Statement Concerning Forward-Looking Statements” in Part I of our annual report on Form 10-K for the year ended December 31, 2009. Although we believe that the expectations reflected in such forward-looking statements are reasonable, because of the inherent limitations in the forecasting process, as well as the relatively volatile nature of the industries in which we operate, we can give no assurance that those expectations will prove to be correct. Accordingly, evaluation of our future prospects must be made with caution when relying on forward-looking information.

The following discussion should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our annual report on Form 10-K for the year ended December 31, 2009.

Segment Change

With the sale of the Ocean Producer in late 2009, our Mobile Offshore Production Systems (“MOPS”) business is no longer significant to our overall performance. Consequently, our MOPS results are now being reported in our Subsea Projects segment and our historical segment results have been conformed to the current year presentation.

Executive Overview

For the full year of 2010, we anticipate our diluted earnings per share to be in the range of $3.57 to $3.62, as compared to $3.40 in 2009. Compared to 2009, our 2010 forecast assumptions include achieving an increased profit contribution from Subsea Products, relatively flat ROV results, and lower Subsea Projects operating income. These three business segments are anticipated to account for 85% or more of our total operating income, as they have for the past few years. We forecast fourth quarter 2010 diluted earnings per share of $0.80 to $0.85, with a quarterly operating income improvement over that of the corresponding quarter of the prior year from Subsea Products and lower profit performances from ROVs and Subsea Projects. For the full year of 2011, we anticipate our diluted earnings per share to be in the range of $3.45 to $3.75. For our services and products, we anticipate international demand growth may more than offset lower demand in the U.S. Gulf of Mexico. Our assessment of international demand is that deepwater drilling and construction activity will increase, particularly in West Africa and Brazil. The major uncertainties we face heading into 2011 are when, and to what level, permits for U.S. Gulf of Mexico deepwater drilling projects will rebound. For the purposes of developing our earnings per share estimate forecast above, we considered a variety of scenarios. At the midpoint, we assumed a slow start with a gradual acceleration of work and expect 20 to 25 deepwater rigs working in the U.S. Gulf of Mexico at year-end 2011.

We generate approximately 90% of our revenue and substantially all of our operating income before Unallocated Expenses from our services and products provided to the oil and gas industry, particularly in the deepwater sector of the offshore market. Consequently, the level of our customers’ capital spending on deepwater exploration and development has a significant impact on the demand for many of our services and products. Looking forward, we face uncertainties in the level of this spending and the timing of projects. These uncertainties have been exacerbated by the Deepwater Horizon drilling rig tragedy at the Macondo well in the U.S. Gulf of Mexico in April 2010, the resulting environmental impacts, and the continuing effects of the U.S. Department of Interior drilling moratorium. In May 2010, the U.S. Department of Interior issued a six-month deepwater drilling moratorium, which was subsequently revised in July 2010 and lifted in October 2010. This moratorium and the subsequent regulatory uncertainty and delay in issuing drilling permits began to have an unfavorable effect on our U.S. Gulf of Mexico ROV operations in June 2010 and are expected to have an adverse impact on our earnings during the fourth quarter of 2010 and into 2011.

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

Liquidity and Capital Resources

We consider our liquidity and capital resources adequate to support our existing operations and capital commitments. At September 30, 2010, we had working capital of $460 million, including $148 million of cash and cash equivalents. Additionally, we had $300 million of borrowing capacity available under our revolving credit facility.

Our capital expenditures were $164 million during the first nine months of 2010, as compared to $145 million during the corresponding period of last year. We added 12 new ROVs to our fleet, lost one on the Deepwater Horizon and retired seven during the nine months ended September 30, 2010, resulting in a total of 252 ROVs. We plan to add at least six more new ROVs during the rest of 2010 to meet contractual commitments, and these are in the process of being built or installed. Our capital expenditures in the nine months ended September 30, 2010 included $93 million in our ROV segment, $34 million in our Subsea Products segment and $32 million in our Subsea Projects segment. The amount in our Subsea Products segment included $17.5 million for a business acquisition.

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

We had no material contractual commitments for capital expenditures at September 30, 2010. We believe our cash provided from operating activities will exceed our capital expenditures in 2010.

During the quarter ended September 30, 2010, we had no borrowings outstanding under our $300 million revolving credit facility, which is scheduled to expire in January 2012. The revolving credit facility provides for short-term interest rates that float with market rates, plus applicable spreads.

In September 2009, we entered into a $200 million agreement with Prudential Investment Management, Inc., under which we may, subject to mutual agreement, borrow at fixed rates for up to 13 years with weighted average maturities of no more than 10 years. As of September 30, 2010, we had not borrowed under that agreement.

We have not guaranteed any debt not reflected on our consolidated balance sheet and do not have any off-balance sheet arrangements, as defined by SEC rules.

In February 2010, our Board of Directors approved a new plan to repurchase up to 6 million shares of our common stock. The timing and amount of repurchases will be determined by our management. We expect that any shares repurchased under the new plan will be held as treasury stock for future use. The new plan does not obligate us to repurchase any particular number of shares. We repurchased 100,000 shares for $5.0 million under this plan during the third quarter of 2010 and a total of 1.1 million shares for $49.5 million during the nine-month period ended September 30, 2010.

In the nine-month period ended September 30, 2010, we generated $302 million in cash from operating activities, used $149 million of cash in investing activities and used $167 million in financing activities. The cash used in investing activities was used for the capital expenditures described above and the cash used in financing activities was used to pay off our 6.72% Senior Notes, pay off debt under our revolving credit agreement, and to pay for our share repurchases.

Results of Operations

We operate in five business segments. The segments are contained within two businesses — services and products provided to the oil and gas industry (“Oil and Gas”) and all other services and products (“Advanced Technologies”). Our Unallocated Expenses are those not associated with a specific business segment.

Consolidated revenue and margin information is as follows:

	For the Three Months Ended			For the Nine Months Ended
	Sept. 30, 2010	Sept. 30, 2009	June 30, 2010	Sept. 30, 2010	Sept. 30, 2009
	(dollars in thousands)
Revenue	$516,274	$484,036	$464,303	$1,415,747	$1,369,819
Gross profit	125,619	114,045	123,503	348,827	329,992
Gross margin	24%	24%	27%	25%	24%
Operating income	88,055	76,306	85,374	235,758	219,984
Operating margin	17%	16%	18%	17%	16%

We generate a material amount of our consolidated revenue from contracts for services in the U.S. Gulf of Mexico in our Subsea Projects segment, which is usually more active from April through October, as compared to the rest of the year. The European operations of our Inspection segment are also seasonally more active in the second and third quarters. Revenue in our ROV segment is subject to seasonal variations in demand, with our first quarter generally being the low quarter of the year. The level of our ROV seasonality depends on the number of ROVs we have engaged in construction support, which is more seasonal than drilling support. Revenue in each of our Subsea Products and Advanced Technologies segments has generally not been seasonal.

Our earnings for the third quarter of 2010 improved over the corresponding period in 2009 largely due to an increase in Subsea Products operating income. This was primarily attributable to higher demand for installation and workover control system (“IWOCS”) services and field development hardware, and our successful efforts to lower manufacturing costs.

Oil and Gas

The table that follows sets forth our revenues and margins for our Oil and Gas business for the periods indicated.

	For the Three Months Ended			For the Nine Months Ended
	Sept. 30, 2010	Sept. 30, 2009	June 30, 2010	Sept. 30, 2010	Sept. 30, 2009
	(dollars in thousands)
Remotely Operated Vehicles
Revenue	$164,727	$166,010	$166,677	$490,351	$481,648
Gross profit	59,807	61,694	65,583	187,153	173,730
Gross margin	36%	37%	39%	38%	36%
Operating income	51,514	53,994	57,537	162,787	152,525
Operating margin	31%	33%	35%	33%	32%
Days available	23,084	22,011	22,668	68,150	63,803
Utilization %	73%	79%	78%	75%	80%

Subsea Products
Revenue	160,194	132,748	124,889	396,486	363,259
Gross profit	48,176	27,798	38,808	115,269	86,725
Gross margin	30%	21%	31%	29%	24%
Operating income	35,247	14,054	25,833	76,735	45,433
Operating margin	22%	11%	21%	19%	13%
Backlog at the end of the period	308,000	328,000	347,000	308,000	328,000

Subsea Projects
Revenue	75,002	75,821	51,763	184,589	220,913
Gross profit	19,367	22,000	12,601	41,283	68,054
Gross margin	26%	29%	24%	22%	31%
Operating income	17,101	19,483	10,313	34,472	60,323
Operating margin	23%	26%	20%	19%	27%

Inspection
Revenue	57,330	57,582	58,213	166,049	162,401
Gross profit	11,146	11,208	11,721	31,612	32,272
Gross margin	19%	19%	20%	19%	20%
Operating income	7,504	7,296	7,873	20,097	20,874
Operating margin	13%	13%	14%	12%	13%

Total Oil and Gas
Revenue	$457,253	$432,161	$401,542	$1,237,475	$1,228,221
Gross profit	138,496	122,700	128,713	375,317	360,781
Gross margin	30%	28%	32%	30%	29%
Operating income	111,366	94,827	101,556	294,091	279,155
Operating margin	24%	22%	25%	24%	23%

In general, our Oil and Gas business focuses on supplying services and products to the deepwater sector of the offshore market. We are the world’s largest provider of ROV services, and profit from this business segment typically constitutes more than half of our total operating income.

Our ROV segment revenue reflects the utilization percentages, fleet sizes and average pricing of the respective periods. ROV operating income in the quarter ended June 30, 2010 included a $3.5 million gain from insurance proceeds on the vehicle we had on the Deepwater Horizon. We expect our 2010 annual ROV operating income to be relatively flat with 2009, as we believe the fourth quarter of 2010 will be adversely affected in the U.S. Gulf of Mexico due to regulatory uncertainty and delay in issuing deepwater drilling permits subsequent to the drilling moratorium. We expect our ROV operating income to grow in 2011 on an increase in days on hire compared to 2010 from an increase in international demand for drill support services and fleet expansion. We anticipate we will add approximately 15 new ROVs to our fleet in 2011.

Our earnings for the third quarter of 2010 improved over the corresponding period in 2009 largely due to an increase in Subsea Products operating income. This was primarily attributable to higher demand for IWOCS services and field development hardware, and our successful efforts to lower manufacturing costs. Compared to the immediately preceding quarter, Subsea Products quarterly revenue, operating income, and margin improved primarily through higher sales of IWOCS services and field development hardware.

Subsea Products backlog was $308 million at September 30, 2010 compared to $321 million at December 31, 2009. During October 2010, we obtained a significant umbilical contract and we anticipate our backlog at December 31, 2010 to be higher than that at December 31, 2009. Compared to the third quarter of 2010, we expect Subsea Products operating income to decline in the fourth quarter of 2010 on lower ROV tooling and IWOCS service sales. We believe Subsea Products revenue, operating income and operating margin will be higher in 2010 than those reported for 2009. We anticipate our Subsea Products results in 2011 will be relatively flat compared to those in 2010.

Our Subsea Projects operating income declined in the third quarter of 2010 compared to the corresponding period of the prior year, due to a decline in profit contribution from the Ocean Legend, our remaining mobile offshore production system (“MOPS”), and the lack of profit contribution from the Ocean Producer, a MOPS unit that we sold in the fourth quarter of 2009. During the three months ended March 31, 2010, we recorded a $5.2 million impairment charge to adjust the carrying value of our vessel held for sale, The Performer, to its fair value less estimated costs to sell. The Performer completed its contract in Angola during the first quarter of 2010. After our attempts to market it for further use internationally were unsuccessful, and in light of the soft vessel market, the age of the vessel, and the competition it was facing against newer and more capable vessels, we decided to sell the vessel. We completed the sale in July 2010 for approximately the vessel’s reduced carrying value. Subsea Projects third quarter of 2010 operating income was higher than that of the second quarter of 2010 largely due to additional demand for deepwater vessel services at the Macondo well site. We also experienced a seasonal increase in demand for diving services.

Subsea Projects operating income is expected to be lower during the fourth quarter of 2010 compared to the third quarter of 2010 due a decline in deepwater vessel services to be performed for BP at the Macondo well site and a seasonally lower demand for diving services. For the year 2010, compared to 2009, we are forecasting lower segment revenue, operating income, and margin performance. Subsea Projects operating income is expected to be lower during 2011 compared to 2010 due to completion in 2010 of project work at the Macondo well site.

In June 2010, we acquired the DMT Sapphire at a purchase price of $16.5 million. This vessel has been renamed the Ocean Patriot, and is currently in a shipyard being outfitted for saturation diving service. During the third quarter of 2010, we placed an order to acquire a new, 12-man saturation diving (“SAT”) system to install on the Ocean Patriot. We anticipate that this vessel will be available for SAT diving service sometime in the first quarter of 2011.

In the first quarter of 2010, our vessel Ocean Intervention II sustained substantial damage while installing an umbilical in heavy weather. The vessel was unavailable for service until it returned to work in the middle of September 2010. We believe the costs of the repairs, except a small deductible, are covered by our insurance. While the vessel was being repaired, we performed, and charged to expense, its regulatory drydocking.

Our Inspection margins were comparable in the three- and nine-month periods ended September 30, 2010 with the corresponding periods of the prior year. We expect our Inspection results in 2010 to be flat with those of 2009. We expect a slight increase in our Inspection operating income in 2011 as compared to 2010.

Advanced Technologies

Revenue and margin information is as follows:

	For the Three Months Ended			For the Nine Months Ended
	Sept. 30, 2010	Sept. 30, 2009	June 30, 2010	Sept. 30, 2010	Sept. 30, 2009
	(dollars in thousands)
Revenue	$59,021	$51,875	$62,761	$178,272	$141,598
Gross profit	6,837	7,713	11,333	26,072	19,430
Gross margin	12%	15%	18%	15%	14%
Operating income	2,858	4,375	7,342	14,464	10,378
Operating margin	5%	8%	12%	8%	7%

The decrease in Advanced Technologies operating income in the three-month period ended September 30, 2010 compared to the corresponding period of the prior year and the immediately preceding quarter reflected a slowdown of work on the Constellation Space Suit System program and completion during the second quarter of other government and commercial projects. We are anticipating Advanced Technologies will have higher operating income in the full year of 2010 compared to 2009, with lower operating income in the fourth quarter of 2010 compared to the third quarter. For 2011, we expect Advanced Technologies operating income to be approximately the same as 2010.

Unallocated Expenses

Our Unallocated Expenses, i.e., those not associated with a specific business segment, reflected in gross profit consist of expenses related to our incentive and deferred compensation plans, including restricted stock units, performance units and bonuses, as well as other general expenses. Our Unallocated Expenses reflected in operating income consist of those expenses within gross profit plus general and administrative expenses related to corporate functions.

The table that follows sets forth our Unallocated Expenses for the periods indicated.

	For the Three Months Ended			For the Nine Months Ended
	Sept. 30, 2010	Sept. 30, 2009	June 30, 2010	Sept. 30, 2010	Sept. 30, 2009
	(dollars in thousands)
Gross profit expenses	$19,714	$16,368	$16,543	$52,562	$50,219
% of revenue	4%	3%	4%	4%	4%
Operating income expenses	26,169	22,896	23,524	72,797	69,549
% of revenue	5%	5%	5%	5%	5%

Other

The table that follows sets forth our significant financial statement items below the income from operations line.

	For the Three Months Ended			For the Nine Months Ended
	Sept. 30, 2010	Sept. 30, 2009	June 30, 2010	Sept. 30, 2010	Sept. 30, 2009
	(in thousands)
Interest income	$123	$287	$111	$337	$513
Interest expense	(117)	(1,714)	(3,878)	(5,636)	(6,303)
Equity earnings of unconsolidated affiliates	702	768	450	1,717	2,417
Other income (expense), net	(280)	1,028	1,507	245	2,304
Provision for income taxes	29,306	26,836	29,247	79,684	76,620

Interest expense in the second quarter of 2010 and the nine months ended September 30, 2010 includes $2.9 million to terminate an interest rate hedge on the $100 million of revolving credit debt we repaid in the second quarter. We repaid the remaining $20 million of our debt during the third quarter of 2010.

Our equity earnings of unconsolidated affiliates consists of earnings from our 50% equity interest in Medusa Spar LLC, which owns a 75% interest in the Medusa Spar production platform in the U.S. Gulf of Mexico. Medusa Spar LLC earns revenue on a tariff basis on oil and gas production throughput processed by the platform from the Medusa field and other surrounding areas.

Other income in the three months ended June 30, 2010 and the nine months ended September 30, 2010 includes a $2.1 million fee for serving as the stalking horse bidder on an asset auction proceeding. Additionally, we recorded foreign currency transaction gains (losses) of $(0.3 million) and $(1.7 million) for the three- and nine-month periods ended September 30, 2010 and $1.2 million and $2.6 million for the three- and nine-month periods ended September 30, 2009 in other income (expense). These transaction gains and losses are related primarily to the relative value of the U.S. dollar against the Brazilian real. As the dollar devalues against the real, we have transaction gains. Conversely, as the dollar strengthens, we incur transaction losses.

The provisions for income taxes were related to U.S. income taxes that we provided at estimated annual effective rates using assumptions as to earnings and other factors that would affect the tax calculation for the remainder of the year and to the operations of foreign branches and subsidiaries that were subject to local income and withholding taxes. We anticipate our effective tax rate for 2010 will be approximately 34.3%.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are currently exposed to certain market risks arising from transactions we have entered into in the normal course of business. These risks relate to interest rate changes and fluctuations in foreign exchange rates. We do not believe these risks are material. We have not entered into any market risk sensitive instruments for speculative or trading purposes. We manage our exposure to interest rate changes primarily through the use of a combination of fixed- and floating-rate debt. See Note 5 of Notes to Consolidated Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2009 for a description of our long-term debt agreements, interest rates and maturities. We had an interest rate hedge (designated as a cash flow hedging instrument) in place on our $100 million of floating rate debt outstanding under our revolving credit facility for the period August 2009 to August 2011. In the quarter ended June 30, 2010, we repaid the $100 million of debt and terminated the hedge at a cost of $2.9 million, which we charged to interest expense. At September 30, 2010 we had no long-term debt. We believe that significant interest rate changes would not have a material near-term impact on our future earnings or cash flows.

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

One customer in Angola owed us $56 million at September 30, 2010 and $50 million at December 31, 2009, all of which is overdue. We completed the work on the contracts related to this receivable in the first quarter of 2010. Based on our past history with this customer, we believe this receivable ultimately will be collected.

Because we operate in various oil and gas exploration and production regions in the world, we conduct a portion of our business in currencies other than the U.S. dollar. The functional currency for several of our international operations is the applicable local currency. We manage our exposure to changes in foreign exchange rates principally through arranging compensation in U.S. dollars or freely convertible currency and, to the extent possible, by limiting compensation received in other currencies to amounts necessary to meet obligations denominated in those currencies. We use the exchange rates in effect as of the balance sheet date to translate assets and liabilities as to which the functional currency is the local currency, resulting in translation adjustments that we reflect as accumulated other comprehensive income or loss in the shareholders’ equity section of our Consolidated Balance Sheets. We recorded positive (negative) adjustments of $(0.6 million) and $53.1 million to our equity accounts for the nine-month periods ended September 30, 2010 and 2009, respectively, to reflect the net impact of the U.S. dollar against various foreign currencies for locations where the functional currency is the local currency. Positive adjustments reflect the net impact of the strengthening of various foreign currencies against the U.S. dollar for locations where the functional currency is not the U.S. dollar. Conversely, negative adjustments reflect the effect of a strengthening U.S. dollar. The adjustment in the nine months ended September 30, 2009 from December 31, 2008 was principally due to the strengthening of the Norwegian kroner and British pound sterling against the U.S. dollar.

Item 4.	Controls and Procedures.

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a–15(e) and 15d–15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2010 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has been no change in our internal control over financial reporting that occurred during the three months ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

Various actions and claims are pending against us, most of which are covered by insurance. Although we cannot predict the ultimate outcome of these matters, we believe the ultimate liability, if any, that may result from these actions and claims will not materially affect our results of operations, cash flow or financial position.

Effective as of August 27, 2010, we resolved the dispute with GRI Simulations, Inc. (“GRI”) and Mr. Stephen G. Dodd, one of GRI’s owners, described in Item 1 of Part II of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010. That dispute related to rights to certain proprietary information, including software relating to underwater simulations. The resolution involved our entering into new commercial agreements with GRI relating to certain ROV simulation software for a five-year term, as well as a cash payment by us in exchange for a license to GRI proprietary information. In connection with the resolution of the dispute, the litigation (1) in the U.S. District for the Western District of Louisiana was concluded upon the Court’s entry of an order of dismissal with prejudice on September 8, 2010 and (2) in the Supreme Court of Newfoundland and Labrador, Canada was concluded upon the parties’ filing notices of discontinuance on September 9, 2010. The resolution of this matter did not have a material adverse effect on us.

Item 1A.	Risk Factors.

The following discussion presents disclosures about the risk factors impacting our business in addition to those previously disclosed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009.

The results of our segments within our oil and gas business could be adversely impacted by the Macondo well incident, the continuing effects of the U.S. government moratorium on offshore deepwater drilling projects and related new regulations.

On April 22, 2010, the drilling rig Deepwater Horizon, which was engaged in deepwater drilling operations in the U.S. Gulf of Mexico, sank after an explosion and fire. The incident resulted in a significant and uncontrolled oil spill off the coast of Louisiana. Our segments within our Oil and Gas business are currently pursuing opportunities in the U.S. Gulf of Mexico. On May 28, 2010, the U.S. government imposed a six-month moratorium on all offshore deepwater drilling projects. A preliminary injunction was issued blocking enforcement of the moratorium on June 22, 2010, and the U.S. government issued a new moratorium on deepwater drilling on July 12, 2010. On October 12, 2010, the U.S. government lifted the moratorium. The U.S. government has also established new regulations relating to the design of wells and testing of the integrity of wellbores, the use of drilling fluids, the functionality and testing of well control equipment, including blowout preventers, and other safety regulations. In addition, the U.S. government has announced that it intends to require that operators demonstrate their compliance with new regulations before resuming deepwater drilling. We cannot predict when operators in the U.S. Gulf of Mexico will be able to satisfy these requirements, or when, or to what extent, the U.S. government will issue permits to drill exploratory or development wells. At this time, we cannot predict what, if any, impact the Macondo well incident, the continuing effects of the U.S. government moratorium on offshore deepwater drilling projects and related new regulations may have on offshore oil and gas exploration and development activity, the cost or availability of insurance coverage to cover the risks of such operations, or what actions may be taken by our customers or other industry participants in response to the incident. Changes in laws or regulations regarding offshore oil and gas exploration and development activities, the cost or availability of insurance and decisions by customers or other industry participants could reduce demand for our services, which would have a negative impact on each of our segments within our Oil and Gas business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(c)	Purchases of equity securities by the issuer and affiliated purchasers.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
July 1 though July 31, 2010	—	N/A	—	5,000,000
August 1 through August 31, 2010	78,900	$49.397	78,900	4,921,100
September 1 through September 30, 2010	21,100	$52.193	21,100	4,900,000

Total	100,000	$49.987	100,000	4,900,000

The above purchases were made under a plan approved by our Board of Directors in February 2010 to repurchase up to 6 million shares of our common stock.

Item 6.	Exhibits

		Registration or File Number	Form or Report	Report/Filing Date	Exhibit Number
* 3.01	Restated Certificate of Incorporation	1-10945	10-K	Dec. 2000	3.01

* 3.02	Certificate of Amendment to Restated Certificate of Incorporation	1-10945	8-K	May 2008	3.1

* 3.03	Amended and Restated Bylaws	1-10945	8-K	Dec. 2007	3.1

31.01	Rule 13a-14(a)/15d-14(a) Certification by T. Jay Collins, Chief Executive Officer

31.02	Rule 13a-14(a)/15d-14(a) Certification by Marvin J. Migura, Chief Financial Officer

32.01	Section 1350 Certification by T. Jay Collins, Chief Executive Officer

32.02	Section 1350 Certification by Marvin J. Migura, Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates exhibit previously filed with the Securities and Exchange Commission, as indicated, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OCEANEERING INTERNATIONAL, INC.
(Registrant)

November 5, 2010	By:	/s/ T. JAY COLLINS
T. Jay Collins
President and Chief Executive Officer

November 5, 2010	By:	/s/ MARVIN J. MIGURA
Marvin J. Migura
Senior Vice President and Chief Financial Officer

November 5, 2010	By:	/s/ W. CARDON GERNER
W. Cardon Gerner
Vice President and Chief Accounting Officer

Index to Exhibits

		Registration or File Number	Form or Report	Report/Filing Date	Exhibit Number
* 3.01	Restated Certificate of Incorporation	1-10945	10-K	Dec. 2000	3.01

* 3.02	Certificate of Amendment to Restated Certificate of Incorporation	1-10945	8-K	May 2008	3.1

* 3.03	Amended and Restated Bylaws	1-10945	8-K	Dec. 2007	3.1

31.01	Rule 13a-14(a)/15d-14(a) Certification by T. Jay Collins, Chief Executive Officer

31.02	Rule 13a-14(a)/15d-14(a) Certification by Marvin J. Migura, Chief Financial Officer

32.01	Section 1350 Certification by T. Jay Collins, Chief Executive Officer

32.02	Section 1350 Certification by Marvin J. Migura, Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates exhibit previously filed with the Securities and Exchange Commission, as indicated, and incorporated herein by reference.