Form 10-K
period 2010-12-31
OCEANEERING INTERNATIONAL INC
filed 2011-02-25
CIK 73756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☑  No

Aggregate market value of the voting stock held by nonaffiliates of the registrant computed by reference to the closing price of $44.90 of the Common Stock on the New York Stock Exchange as of June 30, 2010, the last business day of the registrant’s most recently completed second quarter: $2,415,511,000

Number of shares of Common Stock outstanding at February 11, 2011: 54,115,382

Documents Incorporated by Reference:

Portions of the proxy statement relating to the registrant’s 2011 annual meeting of shareholders, to be filed on or before May 2, 2011 pursuant to Regulation 14A of the Securities Exchange Act of 1934, are incorporated by reference to the extent set forth in Part III, Items 10-14 of this report.

Oceaneering International, Inc.

Form 10-K

PART I

Item 1.	Business.

GENERAL DEVELOPMENT OF BUSINESS

Oceaneering International, Inc. is a global oilfield provider of engineered services and products primarily to the offshore oil and gas industry, with a focus on deepwater applications. Through the use of its applied technology expertise, Oceaneering also serves the defense, entertainment and aerospace industries. Oceaneering was organized as a Delaware corporation in 1969 out of the combination of three diving service companies founded in the early 1960s. Since our establishment, we have concentrated on the development and marketing of underwater services and products requiring the use of advanced deepwater technology. We are one of the world’s largest underwater services contractors. The services and products we provide to the oil and gas industry include remotely operated vehicles, built-to-order specialty subsea hardware, engineering and project management, subsea intervention services, including manned diving, nondestructive testing and inspection, and mobile offshore production systems. We have locations in the United States and 20 other countries. Our international operations, principally in the North Sea, West Africa, Brazil, Australia and Asia, accounted for approximately 51% of our revenue, or $1.0 billion, for the year ended December 31, 2010.

Our business segments are contained within two businesses – services and products provided to the oil and gas industry (“Oil and Gas”) and all other services and products (“Advanced Technologies”). Our four business segments within the Oil and Gas business are Remotely Operated Vehicles (“ROVs”), Subsea Products, Subsea Projects and Inspection. We report our Advanced Technologies business as one segment. Unallocated expenses are those not associated with a specific business segment. These consist of expenses related to our incentive and deferred compensation plans, including restricted stock and bonuses, as well as other general expenses.

Oil and Gas. The focus of our Oil and Gas business has been toward increasing our asset base for providing services and products for deepwater offshore operations and subsea completions.

ROVs. Prior to 1995, we purchased most of our ROVs, which are submersible vehicles operated from the surface and widely used in the offshore oil and gas industry. However, in response to increased demand for more powerful systems operating in deeper water, we expanded our capabilities and established an in-house facility to design and build work-class ROVs to meet the continued expansion of our ROV fleet. In 2007, we moved our ROV manufacturing operations to a larger facility in Morgan City, LA. This facility consolidated several separate facilities we had in the area. We have built over 200 ROV systems, and we are producing all our new ROVs in-house. For a few years leading into 2005, except for units we have purchased from other ROV operators, we had kept the number of our work-class ROVs at a constant level and built new systems for replacement and upgrade of our existing fleet. In 2004, we completed the acquisition of 34 additional work-class ROVs and related business operations from Stolt Offshore S.A. and 10 work-class ROVs and related equipment and business operations in North and South America from Fugro N.V. During the six-year period ended December 31, 2010, in response to increased demand in the deepwater market, we added 137 ROVs, including 134 that we built, and disposed of 45 ROVs. At December 31, 2010, we owned 260 work-class ROVs.

Subsea Products. Through our Oceaneering Intervention Engineering division, we construct a variety of built-to-order specialty subsea hardware. In 2005, we acquired Grayloc Products, L.L.C. and its subsidiary (together, “Grayloc”), an oil and gas industry supplier of high performance clamp connectors used in production manifold, flowline and valve installations, and in 2010 we acquired all the operating assets of SMX International Canada Inc., a Canadian manufacturer of clamp connectors, check valves, and universal ball joints to augment Grayloc’s business. In 2007, we purchased Ifokus Engineering AS, a Norwegian designer and manufacturer of specialty subsea products, particularly ROV tooling. In 2008, we purchased GTO Subsea AS (“GTO”), a Norwegian rental provider of specialized subsea dredging equipment, including ROV-deployed units, to the offshore oil and gas industry.

Our Umbilical Solutions division, formerly named Oceaneering Multiflex, provides various types of subsea umbilicals. Offshore operators use umbilicals to control subsea wellhead hydrocarbon flow rates, monitor downhole and wellhead conditions and perform chemical injection. Subsea umbilicals are also used to provide power and additional fluid transfer to other subsea processing hardware, including pumps and gas separation equipment. We entered this market in 1994 through our purchase of the operating subsidiaries of Multiflex International Inc. During 1998, we constructed an umbilical plant in Brazil and relocated, modernized and increased the capabilities, including the production of steel tube umbilicals, of our umbilical manufacturing facility in Scotland. During 2004, we moved our U.S. facility to a new location, which has additional capacity and the capability of producing steel tube umbilicals, and added limited steel tube capability to our plant in Brazil. In 2006, we increased the thermoplastic umbilical capability at our Scotland facility. In 2010, we began to make modifications to our Brazil umbilical facility to increase its capacity and capabilities.

Subsea Projects. Our Subsea Projects segment consists of our subsea installation, inspection, maintenance and repair services, primarily in the U.S. Gulf of Mexico, utilizing a fleet of two owned and two chartered dynamically positioned deepwater vessels with integrated high-specification work-class ROVs onboard, and shallow water diving vessels and assets. The deepwater vessels are equipped with thrusters that allow them to be dynamically positioned, which means they can maintain a constant position at a location without the use of anchors. They are used in pipeline or flowline tie-ins, pipeline crossings and subsea hardware interventions and installations. These vessels can carry and install coiled tubing or umbilicals required to bring subsea well completions into production (tie-back to production facilities). We occasionally charter vessels from others to augment our fleet. In 2006, we chartered a larger deepwater vessel, the Ocean Intervention III, for three years, with extension options for up to six additional years. The initial three-year term of the charter began in May 2007, and we have extended the term to May 2011. We also chartered an additional larger deepwater vessel, the Olympic Intervention IV, for an initial term of five years, which began in the third quarter of 2008. We outfitted each of these larger deepwater vessels with two of our high-specification work-class ROVs, and we have been utilizing these vessels to perform subsea hardware installation and inspection, repair and maintenance projects, and to conduct well intervention services in the ultra-deep waters of the U.S. Gulf of Mexico. We also charter or lease dynamically positioned vessels on a short-term basis. In 2010, we acquired a vessel, which we renamed the Ocean Patriot, and it is currently in a shipyard being outfitted for saturation diving service. We also placed an order to acquire a new, 12-man saturation (“SAT”) diving system to install on the Ocean Patriot. We anticipate the vessel will be available for SAT diving service in the second quarter of 2011.

The Ocean Legend, our last remaining mobile offshore production system, has been operating offshore Western Australia since 2001. The contract for the Ocean Legend is ending in 2011 and we plan to sell the system after that contract expires. We sold our floating production, storage and offloading system, the Ocean Producer, in December 2009. It had been operating off West Africa since 1991. With the sale of the Ocean Producer, our mobile offshore production systems business became insignificant to our overall performance. Consequently, our mobile offshore production systems results are now being reported in our Subsea Projects segment and our historical results have been conformed to the current year presentation.

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

Inspection. Our Inspection segment provides nondestructive testing and inspection and integrity management and assessment services. We supply inspection services to customers worldwide who are required to obtain third-party inspections to satisfy contractual structural specifications, internal safety standards or regulatory requirements.

General. We intend to continue our strategy of acquiring, as opportunities arise, additional assets or businesses, to improve our market position or expand into related service and product lines, either directly through merger, consolidation or purchase, or indirectly through joint ventures.

Advanced Technologies. In 1992 and 1993, we purchased two businesses that formed the basis of our Advanced Technologies segment. The first business designed, developed and operated robotic systems and ROVs specializing in non-oilfield markets and provided the basis for our expansion into commercial theme park animation and civil works projects. The second business designed, developed and fabricated spacecraft hardware and high-temperature insulation products.

FINANCIAL INFORMATION ABOUT SEGMENTS

For financial information about our business segments, please see the tables in Note 7 of the Notes to Consolidated Financial Statements in this report, which present revenue, income from operations, depreciation and amortization expense, equity earnings of unconsolidated affiliates and capital expenditures for 2010, 2009 and 2008, and identifiable assets, property and equipment and goodwill by business segment as of December 31, 2010 and 2009.

DESCRIPTION OF BUSINESS

Oil and Gas

Our Oil and Gas business consists of ROVs, Subsea Products, Subsea Projects and Inspection.

ROVs. ROVs are submersible vehicles operated from the surface. We use our ROVs in the offshore oil and gas industry to perform a variety of underwater tasks, including drill support, installation and construction support, pipeline inspection and surveys, and subsea production facility operation and maintenance. Work-class ROVs may be outfitted with manipulators, sonar, video cameras, specialized tooling packages and other equipment or features to facilitate the performance of specific underwater tasks. At December 31, 2010, we owned 260 work-class ROVs. We believe we operate the largest fleet of ROVs in the world. We also believe we are the industry leader in providing ROV services for drill support.

ROV revenue:

	Amount	Percent of Total Revenue
	(in thousands)
2010	$662,105	34%
2009	649,228	35%
2008	625,921	32%

Subsea Products. We construct a variety of built-to-order specialty subsea hardware to ISO 9001 quality requirements. These products include:

•	various types of subsea umbilicals utilizing thermoplastic hoses and steel tubes;

•	ROV tooling and work packages;

•	production control equipment;

•	installation and workover control systems;

•	clamp connectors;

•	pipeline connector and repair systems;

•	subsea and topside control valves;

•	subsea chemical injection valves; and

•	blowout preventer control systems.

We market these products under the trade names Oceaneering Umbilical Solutions, Oceaneering Intervention Engineering, Oceaneering Grayloc, Oceaneering Rotator and GTO Subsea.

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

Subsea Products revenue:

	Amount	Percent of Total Revenue
	(in thousands)
2010	$549,233	29%
2009	487,726	27%
2008	649,857	33%

Subsea Projects. We perform subsea intervention and hardware installation services, primarily in the U.S. Gulf of Mexico, from two owned and two chartered multiservice deepwater vessels. These services include: subsea well tie-backs; pipeline/flowline tie-ins and repairs; pipeline crossings; umbilical and other subsea equipment installations; subsea intervention; and inspection, repair and maintenance activities.

We supply commercial diving services to the oil and gas industry in the U.S. Gulf of Mexico using the traditional techniques of air, mixed gas and saturation diving, all of which use surface-supplied breathing gas. We do not use traditional diving techniques in water depths greater than 1,000 feet. On a limited basis, we also use atmospheric diving systems, which enclose the operator in a surface pressure diving suit, in water depths up to 2,300 feet.

The Ocean Legend, our last remaining mobile offshore production system, has been operating offshore Western Australia since 2001. The contract for the Ocean Legend is ending in 2011 and we plan to sell the system after that contract expires. We sold our floating production, storage and offloading system, the Ocean Producer, in December 2009. It had been operating off West Africa since 1991. With the sale of the Ocean Producer, our mobile offshore production systems business became insignificant to our overall performance. Consequently, our mobile offshore production systems results are now being reported in our Subsea Projects segment and our historical results have been conformed to the current year presentation.

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

Subsea Projects revenue:

	Amount	Percent of Total Revenue
	(in thousands)
2010	$247,538	13%
2009	274,607	15%
2008	295,791	15%

Inspection. Through our Oceaneering Inspection division, we offer a wide range of inspection services to customers worldwide who are required to obtain third-party inspections to satisfy contractual structural specifications, internal safety standards or regulatory requirements. We provide these services principally to customers in the oil and gas, petrochemical and power generation industries. In the U.K., we provide Independent Inspection Authority services for the oil and gas industry, which includes first-pass integrity evaluation and assessment and nondestructive testing services. We use a variety of technologies to perform pipeline inspections, both onshore and offshore.

Inspection revenue:

	Amount	Percent of Total Revenue
	(in thousands)
2010	$223,469	12%
2009	216,140	12%
2008	249,109	12%

Advanced Technologies

Our Advanced Technologies segment provides engineering services and related manufacturing to meet a variety of industrial requirements, including ship and submarine husbandry, search and recovery, maintenance and repair, commercial theme park equipment and engineering services and products for the space industry.

We work for customers having specialized requirements in underwater or other hazardous environments outside the oil and gas industry. We provide support for the U.S. Navy, including underwater operations, data analysis, development of ocean-related computer software, and the design and development of new underwater tools and systems. We also install and maintain mechanical systems for the Navy’s submarines, surface ships, offshore structures and moorings. We provide products and services to NASA and aerospace prime contractors. We manage the underwater activities for astronaut training at NASA’s Neutral Buoyancy Laboratory and lead the development of a new Constellation Space Suit System. Our U.S. Navy and NASA-related activities substantially depend on continued government funding for space programs.

Advanced Technologies revenue:

	Amount	Percent of Total Revenue
	(in thousands)
2010	$234,700	12%
2009	194,380	11%
2008	156,743	8%

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

Major Customers. Our top five customers in 2010, 2009 and 2008 accounted for 32%, 27% and 31%, respectively, of our consolidated revenue. All of our top five customers were oil and gas exploration and production companies served by our Oil and Gas business segments. In 2010, BP plc and subsidiaries accounted for 12% of our revenue. In 2009 and 2008, no single customer accounted for more than 10% of our consolidated revenue. While we do not depend on any one customer, the loss of one of our significant customers could, at least on a short-term basis, have an adverse effect on our results of operations and cash flows.

RAW MATERIALS

Most of the raw materials we use in our manufacturing operations, such as steel in various forms, copper, electronic components and plastics, are available from many sources. However, some components we use to manufacture subsea umbilicals are available from limited sources. With the exception of certain kinds of steel tube, where we are limited in the number of available suppliers, we can offer alternative materials or technologies in many cases, which depends on the requisite approval of our customers. While we have experienced some level of difficulty in obtaining certain kinds of steel tube in the past due to global demand outstripping capacity, an increase in supplier capacity, coupled with a drop in global demand, has resolved this issue, and we believe the situation is unlikely to recur in the near future. Additionally, the availability of certain grades of aramid fibers, which we use in the manufacture of our thermoplastic umbilicals, has been limited from time to time due to demand for military use. Presently, we are not experiencing such a shortage, and we do not anticipate a shortage in the foreseeable future.

COMPETITION

Our businesses operate in highly competitive industry segments.

Oil and Gas

We are one of several companies that provide underwater services and specialty subsea hardware on a worldwide basis. We compete for contracts with companies that have worldwide operations, as well as numerous others operating locally in various areas. We believe that our ability to provide a wide range of underwater services and products on a worldwide basis enables us to compete effectively in the oilfield exploration and development market. In some cases involving projects that require less sophisticated equipment, small companies have been able to bid for contracts at prices uneconomical to us.

ROVs. We believe we are the world’s largest owner/operator of work-class ROVs employed in oil and gas related operations. We own 260 work-class ROVs, and estimate that this represents approximately 35% of the work-class ROVs utilized in the oil and gas service industry. We compete with several major companies on a worldwide basis and with numerous others operating locally in various areas.

Competition for ROV services historically has been based on equipment availability, location of or ability to deploy the equipment, quality of service and price. The relative importance of these factors can vary over time based on market conditions. The ability to develop improved equipment and techniques and to train and retain skilled personnel is also an important competitive factor in our markets.

Subsea Products. There are many competitors offering specialized products. We are one of several companies that compete on a worldwide basis for the provision of thermoplastic and steel tube subsea control umbilicals, and compared to current market demand, we are faced with overcapacity in the umbilical manufacturing market.

Subsea Projects. We perform subsea intervention and hardware installation services, primarily in the U.S. Gulf of Mexico, from two owned and two chartered multiservice deepwater vessels. We are one of many companies that offer these services. In general, our competitors can move their vessels to the Gulf of Mexico from other locations with relative ease. We also have many competitors that supply commercial diving services to the oil and gas industry in the Gulf of Mexico.

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

SEASONALITY AND BACKLOG

A material amount of our consolidated revenue is generated from contracts for marine services in the U.S. Gulf of Mexico and the North Sea, which are usually more active from April through November compared to the rest of the year. Although most of our ROVs are engaged in providing drill support services, ROV activity in offshore construction and production field maintenance experiences seasonality, with the low point expected to be in the first quarter of the year. Our Inspection segment’s operations remain more active from April through November as compared to the rest of the year. Revenues in our Subsea Products and Advanced Technologies segments are generally not seasonal.

The amounts of backlog orders we believed to be firm as of December 31, 2010 and 2009 were as follows (in millions):

	As of December 31, 2010		As of December 31, 2009
	Total	1 + yr*	Total	1 + yr*
Oil and Gas
ROVs	$1,144	$676	$942	$493
Subsea Products	384	46	321	77
Subsea Projects	54	5	65	—
Inspection	200	76	226	86

Total Oil and Gas	1,782	803	1,554	656
Advanced Technologies	93	12	137	22

Total	$1,875	$815	$1,691	$678

*	Represents amounts that were not expected to be performed within one year.

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

REGULATION

Our operations are affected from time to time and in varying degrees by foreign and domestic political developments and foreign, federal and local laws and regulations, including those relating to:

•	operating from and around offshore drilling, production and marine facilities;

•	national preference for local equipment and personnel;

•	marine vessel safety;

•	protection of the environment;

•	workplace health and safety;

•	taxation of earnings and earnings of expatriate personnel;

•	license requirements for exportation of our equipment and technology; and

•	currency conversion and repatriation.

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

Our quality management systems are registered as being in conformance with ISO 9001:2000 and cover:

•	all our Oil and Gas products and services in the United Kingdom and Norway;

•	our Remotely Operated Vehicle operations in the Gulf of Mexico, Brazil and Canada;

•	our Inspection operations in the Western Hemisphere and Abu Dhabi;

•	our Subsea Projects operations, except for shallow water diving;

•	our Subsea Products segment; and

•	the Oceaneering Space Systems, Oceaneering Technologies, Entertainment and Marine Services units of our Advanced Technologies segment.

ISO 9001 is an internationally recognized system for quality management established by the International Standards Organization, and the 2000 edition emphasizes customer satisfaction and continual improvement.

EMPLOYEES

As of December 31, 2010, we had approximately 8,200 employees. Our workforce varies seasonally and peaks during the summer months. We consider our relations with our employees to be satisfactory.

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

For financial information about our geographic areas of operation, please see the tables in Note 7 of the Notes to Consolidated Financial Statements in this report, which present revenue for 2010, 2009 and 2008 and long-lived assets as of December 31, 2010 and 2009 attributable to each of our major geographic areas. For a discussion of risks attendant to our foreign operations, see the discussion in Item 1A, “Risk Factors” under the heading “Our international operations involve additional risks not associated with domestic operations.”

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

EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers. The following information relates to our executive officers as of February 22, 2011:

NAME	AGE	POSITION	OFFICER SINCE	EMPLOYEE SINCE
T. Jay Collins	64	President and Chief Executive Officer and Director	1993	1993

M. Kevin McEvoy	60	Executive Vice President and Chief Operating Officer	1990	1979

Marvin J. Migura	60	Senior Vice President and Chief Financial Officer	1995	1995

George R. Haubenreich, Jr.	63	Senior Vice President, General Counsel and Secretary	1988	1988

Kevin F. Kerins	57	Senior Vice President, ROVs	2006	1978

Knut Eriksen	60	Senior Vice President, Subsea Products	2010	2010

W. Cardon Gerner	56	Vice President and Chief Accounting Officer	2006	2006

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

Knut Eriksen joined Oceaneering in April 2010 as Senior Vice President, Subsea Products. He has over 30 years experience in the oil and gas industry, most recently with NATCO Group Inc., where he served as Senior Vice President, Global Execution from January 2006 to November 2009. The majority of his business experience is in deepwater engineering and offshore projects, and he previously held positions such as President of Engineering for Aker Maritime and Senior Vice President and head of Aker Kvaerner’s Gulf of Mexico Deepwater Business Unit, both of which are now part of Aker Solutions ASA. He has also held the position of Vice President of Worldwide Deepwater Development at Unocal Corporation, which has since been acquired by Chevron Corp.

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

We derive most of our revenue from customers in the offshore oil and gas exploration, development and production industry. The offshore oil and gas industry is a historically cyclical industry characterized by significant changes in the levels of exploration and development activities. Oil and gas prices, and market expectations of potential changes in those prices, significantly affect the levels of those activities. Worldwide political, economic and military events have contributed to oil and gas price volatility and are likely to continue to do so in the future. Any prolonged reduction in the overall level of offshore oil and gas exploration and development activities, whether resulting from changes in oil and gas prices or otherwise, could materially and adversely affect our financial condition and results of operations in our segments within our Oil and Gas business. Some factors that have affected and are likely to continue affecting oil and gas prices and the level of demand for our services and products include the following:

•	worldwide demand for oil and gas;

•	general economic and business conditions and industry trends;

•	delays in deliveries of deepwater drilling rigs;

•	the ability of the Organization of Petroleum Exporting Countries, or OPEC, to set and maintain production levels;

•	the level of production by non-OPEC countries;

•	the ability of oil and gas companies to generate funds for capital expenditures;

•	domestic and foreign tax policy;

•	laws and governmental regulations that restrict exploration and development of oil and gas in various offshore jurisdictions;

•	rapid technological changes;

•	the political environment of oil-producing regions;

•	the price and availability of alternative fuels; and

•	overall economic conditions.

Our operations could be adversely impacted by the effects of new regulations adopted by the U.S. government in response to the Macondo well incident.

On April 22, 2010, the drilling rig Deepwater Horizon, which was engaged in deepwater drilling operations in the U.S. Gulf of Mexico, sank after an explosion and fire. The incident resulted in a significant and uncontrolled oil spill off the coast of Louisiana. During 2010, the U.S. government established new regulations relating to the design of wells and testing of the integrity of wellbores, the use of drilling fluids, the functionality and testing of well control equipment, including blowout preventers, and other safety and environmental regulations. In addition, the U.S. government is requiring that operators demonstrate their compliance with the new regulations before commencing deepwater drilling operations. Compliance issues associated with the new regulations are significantly impacting deepwater drilling in the U.S. Gulf of Mexico. We cannot predict when operators in the U.S. Gulf of Mexico will be issued drilling permits under the new regulations. At this time, we cannot predict the full impact the Macondo well incident and the new regulations may have on the regulation of offshore oil and gas exploration and development activity, the cost or availability of insurance coverage to cover the risks of such operations, or what actions may be taken by our customers or other industry participants in response to the incident. Changes in laws or regulations regarding offshore oil and gas exploration and development activities, the cost or availability of insurance and decisions by customers or other industry participants could reduce demand for our services, which would have a negative impact on our operations.

Our international operations involve additional risks not associated with domestic operations.

A significant portion of our revenue is attributable to operations in foreign countries. These activities accounted for approximately 51% of our consolidated revenue in 2010. Risks associated with our operations in foreign areas include risks of:

•	regional and global economic downturns;

•	war and civil disturbances or other risks that may limit or disrupt markets;

•	expropriation, confiscation or nationalization of assets;

•	renegotiation or nullification of existing contracts;

•	foreign exchange restrictions;

•	foreign currency fluctuations;

•	foreign taxation, including the application and interpretation of tax laws;

•	the inability to repatriate earnings or capital;

•	changing political conditions;

•	changing foreign and domestic monetary policies; and

•	social, political, military and economic situations in foreign areas where we do business and the possibilities of civil distrubances, war, other armed conflict or terrorist attacks.

Additionally, in some jurisdictions we are subject to foreign governmental regulations favoring or requiring the awarding of contracts to local contractors or requiring foreign contractors to employ citizens of, or purchase supplies from, a particular jurisdiction. These regulations may adversely affect our ability to compete.

Our exposure to the risks we described above varies from country to country. In recent periods, political instability and civil unrest in West Africa, particularly Nigeria, has been our greatest concern. There is a risk that a continuation or worsening of these conditions could materially and adversely impact our future business, operations, financial condition and results of operations. Of our total consolidated revenue for 2010, we generated approximately 14% from our operations in West Africa.

Our backlog is subject to unexpected adjustments and cancellations and is, therefore, an uncertain indicator of our future revenues and earnings.

There can be no assurance that the revenues included in our backlog will be realized or, if realized, will result in profits. Because of project cancellations or potential changes in the scope or schedule of our customers’ projects, we cannot predict with certainty when or if backlog will be realized. Material delays, suspensions, cancellations or payment defaults could materially affect our financial condition, results of operations and cash flows.

Reductions in our backlog due to cancellation by a customer or for other reasons would adversely affect, potentially to a material extent, the revenues and earnings we actually receive from contracts included in our backlog. Many of our ROV contracts have 30-day notice termination clauses. Some of the contracts in our backlog provide for cancellation fees in the event customers cancel projects. These cancellation fees usually provide for reimbursement of our out-of-pocket costs, revenues for work performed prior to cancellation and a varying percentage of the profits we would have realized had the contract been completed. We typically have no contractual right upon cancellation to the total contract revenues as reflected in our backlog. If we experience significant project terminations, suspensions or scope adjustments to contracts reflected in our backlog, our financial condition, results of operations and cash flows may be adversely impacted.

A global financial crisis could impact our business and financial condition in ways that we currently cannot predict.

A recurrence of the credit crisis and related turmoil in the global financial system that occurred in 2008 and 2009 could have an impact on our business and our financial condition. In particular, the cost of capital increased substantially while the availability of funds from the capital markets diminished significantly. Although the capital markets have recovered, in a recurrence, our ability to access the capital markets in the future could be restricted or be available only on terms we do not consider favorable. Limited access to the capital markets could adversely impact our ability to take advantage of business opportunities or react to changing economic and business conditions and could adversely impact our ability to continue our growth strategy. Ultimately we could be required to reduce our future capital expenditures substantially. Such a reduction could have a material adverse effect on our business and our consolidated financial condition, results of operations and cash flows. A recurrence of such a global financial crisis could have further impacts on our business that we currently cannot predict or anticipate.

A global financial crisis or economic recession could have an impact on our suppliers and our customers, causing them to fail to meet their obligations to us, which could have a material adverse effect on our revenue, income from operations and cash flows.

If one or more of the lenders under our revolving credit facility were to become unable or unwilling to perform their obligations under that facility, our borrowing capacity could be reduced. Our inability to borrow under our revolving credit facility could limit our ability to fund our future operations and growth.

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

We may pursue growth through the acquisition of businesses or assets that will enable us to broaden our product and service offerings and expand into new markets. We may be unable to implement this element of our growth strategy if we cannot identify suitable businesses or assets, reach agreement on potential strategic acquisitions on acceptable terms or for other reasons. Moreover, acquisitions involve various risks, including:

•	difficulties relating to the assimilation of personnel, services and systems of an acquired business and the assimilation of marketing and other operational capabilities;

•	challenges resulting from unanticipated changes in customer relationships subsequent to acquisition;

•	additional financial and accounting challenges and complexities in areas such as tax planning, treasury management, financial reporting and internal controls;

•	assumption of liabilities of an acquired business, including liabilities that were unknown at the time the acquisition transaction was negotiated;

•	possible liabilities under the FCPA;

•	diversion of management’s attention from day-to-day operations;

•	failure to realize anticipated benefits, such as cost savings and revenue enhancements;

•	potentially substantial transaction costs associated with acquisitions; and

•	potential impairment resulting from the overpayment for an acquisition.

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

Our business strategy also includes development and commercialization of new technologies to support our growth. The development and commercialization of new technologies requires capital investment and involves various risks and uncertainties.

Our future growth will depend on our ability to continue to innovate by developing and commercializing new product and service offerings. Investments in new technologies involve varying degrees of uncertainties and risk. Commercial success depends on many factors, including the levels of innovation, the development costs and the availability of capital resources to fund those costs, the levels of competition from others developing similar or other competing technologies, our ability to obtain or maintain government permits or certifications, the effectiveness of production, distribution and marketing efforts, and the costs to customers to deploy and provide support for the new technologies. We may not achieve significant revenues from new product and service investments for a number of years, if at all. Moreover, new products and services may not be profitable, and, even if they are profitable, our operating margins from new products and services may not be as high as the margins we have experienced historically.

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

Our operations require the services of employees having the technical training and experience necessary to obtain the proper operational results. As a result, if we should suffer any material loss of personnel to competitors or be unable to employ additional or replacement personnel with the requisite level of training and experience to adequately operate our equipment, our operations could be adversely affected. While we believe our wage rates are competitive and our relationships with our employees are satisfactory, a significant increase in the wages paid by other employers could result in a reduction in our workforce, increases in wage rates, or both. If either of these events occurred for a significant period of time, our financial condition and results of operations could be adversely impacted.

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

We use workshop and office space in Houston, Texas in both our Subsea Products and Subsea Projects business segments. Our principal manufacturing facilities for our Subsea Products segment are located in or near: Houston, Texas; Panama City, Florida; Edinburgh, Scotland; Nodeland and Stavanger, Norway; and Rio de Janeiro, Brazil. Each of these manufacturing facilities is suitable for its intended purpose and has sufficient capacity to respond to increases in demand for our subsea products that may be reasonably anticipated in the foreseeable future. The Panama City, Florida facility has the capability to produce steel tube umbilicals. We also have limited steel tube capability in our plants in Brazil and in Scotland, and we significantly increased our thermoplastic capability in Scotland in 2006. Our operations in Australia are supported from our office in Perth, Australia.

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

No matter was submitted to a vote of our security holders, through the solicitation of proxies or otherwise, during the last three months of the year ended December 31, 2010.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS.

We are including the following discussion to inform our existing and potential security holders generally of some of the risks and uncertainties that can affect our company and to take advantage of the “safe harbor” protection for forward-looking statements that applicable federal securities law affords.

From time to time, our management or persons acting on our behalf make forward-looking statements to inform existing and potential security holders about our company. These statements may include projections and estimates concerning the timing and success of specific projects and our future backlog, revenue, income and capital spending. Forward-looking statements are generally accompanied by words such as “estimate,” “plan,” “project,” “predict,” “believe,” “expect,” “anticipate,” “plan,” “forecast,” “budget,” “goal,” “may,” “should,” or other words that convey the uncertainty of future events or outcomes. In addition, sometimes we will specifically describe a statement as being a forward-looking statement and refer to this cautionary statement.

In addition, various statements this report contains, including those that express a belief, expectation or intention are forward-looking statements. Those forward-looking statements appear in Part I of this report in Item 1 – “Business,” Item 2 – “Properties” and Item 3 – “Legal Proceedings” and in Part II of this report in Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Item 7A – “Quantitative and Qualitative Disclosures About Market Risk” and in the Notes to Consolidated Financial Statements incorporated into Item 8 and elsewhere in this report. These forward-looking statements speak only as of the date of this report, we disclaim any obligation to update these statements, and we caution you not to rely unduly on them. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks, contingencies and uncertainties relate to, among other matters, the following:

•	worldwide demand for and prices of oil and gas;

•	the effects of new regulations adopted by the U.S. government in response to the Macondo well incident.

•	the timing as to when operators will be issued drilling permits in the U.S. Gulf of Mexico;

•	the continued availability of qualified personnel;

•	general economic and business conditions and industry trends;

•	the volatility and uncertainties of credit markets;

•	the highly competitive nature of our businesses;

•	decisions about offshore developments to be made by oil and gas companies;

•	cancellations of contracts and the resulting adjustments to our backlog;

•	the increased use of subsea completions and our ability to capture associated market share;

•	the continued strength of the industry segments in which we are involved;

•	the levels of oil and gas production to be processed by the Medusa field production spar platform;

•	our future financial performance, including availability, terms and deployment of capital;

•	the consequences of significant changes in currency exchange rates;

•	our ability to obtain raw materials and parts on a timely basis and, in some cases, from limited sources;

•	operating risks normally incident to offshore exploration, development and production operations;

•	hurricanes and other adverse weather conditions;

•	delays in deliveries of deepwater drilling rigs;

•	cost and time associated with drydocking of our vessels;

•	changes in, or our ability to comply with, government regulations, including those relating to the environment;

•	the risks associated with integrating businesses we acquire;

•	rapid technological changes; and

•	social, political, military and economic situations in foreign countries where we do business and the possibilities of civil disturbances, war, other armed conflicts or terrorist attacks.

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

Our common stock is listed on the New York Stock Exchange under the symbol OII. We submitted to the New York Stock Exchange during 2010 a certification of our Chief Executive Officer regarding compliance with the Exchange’s corporate governance listing standards. We also included as exhibits to this annual report on Form 10-K, as filed with the SEC, the certifications of our Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002.

The following table sets out, for the periods indicated, the high and low sales prices for our common stock as reported on the New York Stock Exchange (consolidated transaction reporting system):

	2010		2009
	High	Low	High	Low
For the quarter ended:
March 31	$66.12	$51.29	$41.62	$27.78
June 30	68.60	39.75	55.55	35.34
September 30	54.92	43.09	60.70	39.91
December 31	76.86	51.61	60.90	50.14

On February 11, 2011, there were 357 holders of record of our common stock. On that date, the closing sales price, as quoted on the New York Stock Exchange, was $76.27. We have not made any common stock dividend payments since 1977. Payment of future cash dividends will be at the discretion of our board of directors in accordance with applicable law after taking into account various factors, including our financial condition, earnings, capital requirements, legal requirements, regulatory constraints, industry practice and any other factors that our board of directors believes are relevant.

In February 2010, our Board of Directors approved a plan to repurchase up to 6,000,000 shares of our common stock. In 2010, under this plan, we repurchased 1,100,000 shares of our common stock for $49.5 million, all during the first three quarters of the year. We did not repurchase any shares of our common stock in 2009.

EQUITY COMPENSATION PLAN INFORMATION

The following presents equity compensation plan information as of December 31, 2010:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	—	N/A	1,605,230
Equity compensation plans not approved by security holders	—	N/A	—

Total	—	N/A	1,605,230

We had no outstanding options, warrants or rights at December 31, 2010.

At December 31, 2010, there were: (1) no shares of Oceaneering common stock under equity compensation plans not approved by security holders available for grant; and (2) 1,605,230 shares of Oceaneering common stock under equity compensation plans approved by security holders available for grant, in the form of stock options, stock appreciation rights or stock awards. The Compensation Committee of our Board of Directors has expressed its intention to refrain from using stock options as a component of employee compensation for our executive officers and other employees for the foreseeable future. Additionally, our Board of Directors has expressed its intention to refrain from using stock options as a component of nonemployee director compensation for the foreseeable future. For a description of the material features of each of these plans, see Note 8 of Notes to Consolidated Financial Statements.

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

Results of Operations:

	Year Ended December 31,
(in thousands, except per share amounts)	2010	2009	2008	2007	2006

Revenue	$1,917,045	$1,822,081	$1,977,421	$1,743,080	$1,280,198
Cost of services and products	1,450,725	1,384,355	1,512,621	1,329,795	984,077

Gross margin	466,320	437,726	464,800	413,285	296,121
Selling, general and administrative expense	156,820	145,610	147,242	123,662	101,785

Income from operations	$309,500	$292,116	$317,558	$289,623	$194,336

Net income	$200,531	$188,353	$199,386	$180,374	$124,494
Diluted earnings per share	3.65	3.40	3.56	3.22	2.26
Depreciation and amortization, including impairment charge in 2008	153,651	122,945	115,029	93,776	80,456
Capital expenditures, including business acquisitions	207,180	175,021	252,277	233,795	193,842

Other Financial Data:

	As of December 31,
(in thousands, except ratios)	2010	2009	2008	2007	2006

Working capital ratio	2.24	2.25	2.09	1.98	1.87
Working capital	$543,646	$485,592	$390,378	$331,594	$243,939
Total assets	2,030,506	1,880,287	1,670,020	1,531,440	1,242,022
Long-term debt	—	120,000	229,000	200,000	194,000
Shareholders’ equity	1,390,215	1,224,323	967,654	915,310	696,764

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements in this annual report on Form 10-K, including, without limitation, statements regarding the following matters are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995:

•	our business strategy;

•	our plans for future operations;

•	industry conditions;

•

our expectations about 2011 earnings per share and segment operating results, and the factors underlying those expectations, including our expectations about demand for our deepwater oilfield services and products as a result of the factors we specify in the “Overview” below;

•	projections relating to floating rigs to be placed in service and subsea tree orders;

•	the adequacy of our liquidity and capital resources to support our operations and internally-generated growth initiatives;

•	our projected capital expenditures for 2011;

•	our plans to add ROVs to our fleet;

•	our belief that our goodwill will not be impaired during 2011;

•	the adequacy of our accruals for uninsured expected liabilities from workers’ compensation, maritime employer’s liability and general liability claims;

•	our expectation that our total unrecognized tax benefits will not significantly increase or decrease in the next 12 months;

•	our expectations about the cash flows from our investment in Medusa Spar LLC, and the factors underlying those expectations;

•	our backlog; and

•	our expectations regarding the effect of inflation in the near future.

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

Overview

The table that follows sets out our revenue and profitability for 2010, 2009 and 2008.

	Year Ended December 31,
(dollars in thousands)	2010	2009	2008

Revenue	$1,917,045	$1,822,081	$1,977,421
Gross Margin	466,320	437,726	464,800
Gross Margin %	24%	24%	24%
Operating Income	309,500	292,116	317,558
Operating Income %	16%	16%	16%
Net Income	200,531	188,353	199,386

During 2010, we generated approximately 88% of our revenue, and 96% of our operating income, from our services and products provided to the oil and gas industry. In 2010, our revenue increased by 5%, with the largest increase in our Subsea Products segment. Our Subsea Products segment revenue increased 13% from higher umbilical plant throughput and specialty product sales.

The $201 million consolidated net income we earned in 2010 was the highest in our history. The $12 million increase from 2009 net income was attributable to a higher profit contribution from our Subsea Products segment, which had $48 million more operating income on $62 million more revenue.

In 2010, we invested in the following major capital projects:

•	additions of and upgrades to our work-class ROVs;

•	expenditures for added capacity in our Subsea Products segment, including $17.5 million for a business acquisition; and

•	purchase and outfitting of two vessels and a saturation diving system in our Subsea Projects business.

We expect our 2011 diluted earnings per share to be in the range of $3.45 to $3.75, as compared to $3.65 in 2010. We anticipate deepwater drilling and field development and production activity will increase, particularly in West Africa and Asia. The major uncertainties we face in 2011 are when, at what pace, and to what level permits for U.S. Gulf of Mexico deepwater drilling projects will rebound in the aftermath of additional environmental and safety regulations that have been implemented by the U.S. Department of the Interior as a result of the Macondo well incident. Compared to 2010, in 2011 we are forecasting an increase in ROV operating income as a result of higher average fleet size and international demand for drill support services notwithstanding a lower profit contribution from our ROV services in the U.S. Gulf of Mexico. In the event U.S. Gulf of Mexico permitting is significantly lower than we expect, we believe more deepwater rigs will be moved to other geographic areas and that our ROV systems will stay onboard and work at their new drilling locations.

We use our ROVs in the offshore oil and gas industry to perform a variety of underwater tasks, including drill support, installation and construction support, pipeline inspection and surveys and subsea production facility inspection, repair and maintenance. The largest percentage of our ROVs has historically been used to provide drill support services. Therefore, the number of floating drilling rigs on hire is a leading market indicator for this business. The following table shows average floating rigs under contract and our ROV utilization.

	2010	2009	2008
Average number of floating rigs	220	208	201
ROV days on hire (in thousands)	69	69	65
ROV utilization	75%	79%	82%

Demand for floating rigs is our primary driver of future growth prospects. According to industry data published by ODS-Petrodata, at the end of 2010, there were 255 floating drilling rigs in the world, with 86% of the rigs under contract and 64% of the rigs contracted through 2011. Sixty additional floating rigs were on order and scheduled to be delivered through 2014, and 35 of these have been contracted long-term, for an average term of approximately 7.5 years. We estimate approximately 24 floating rigs will be placed in service during 2011, and we have ROV contracts on five of those. Competitors have the ROV contracts on 10 rigs, leaving nine contract opportunities.

In addition to floating rig demand, subsea tree completions are another leading indicator of the strength of the deepwater market and the primary demand driver for our Subsea Products lines. According to industry data published by Quest Offshore Resources, Inc., there were less than 600 subsea completions before 1990, approximately 1,100 in the decade of the 1990s, approximately 3,100 in the decade of the 2000s, and Quest forecasts over 4,500 for the decade of the 2010s. Additionally, the projected global market for subsea tree orders is expected to increase 40% in the 2011-2014 time period compared to the previous four years.

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

We account for significant fixed-price contracts, which we enter into mainly in our Subsea Products segment, and occasionally in our Subsea Projects and Advanced Technologies segments, using the percentage-of-completion method. In 2010, we accounted for 14% of our revenue using the percentage-of-completion method. In determining whether a contract should be accounted for using the percentage-of-completion method, we consider whether:

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

Under the percentage-of-completion method, we recognize estimated contract revenue based on costs incurred to date as a percentage of total estimated costs. Changes in the expected cost of materials and labor, productivity, scheduling and other factors affect the total estimated costs. Additionally, external factors, including weather or other factors outside of our control, may also affect the progress and estimated cost of a project’s completion and, therefore, the timing of income and revenue recognition. We routinely review estimates related to our contracts and reflect revisions to profitability in earnings immediately. If a current estimate of total contract cost indicates an ultimate loss on a contract, we recognize the projected loss in full when we determine it. In prior years, we have recorded adjustments to earnings as a result of revisions to contract estimates. Although we are continually striving to accurately estimate our contract costs and profitability, adjustments to overall contract costs could be significant in future periods.

We recognize the remainder of our revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, price is fixed or determinable and collection is reasonably assured.

Long-lived Assets. We evaluate our property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be appropriate. We base these evaluations on a comparison of the assets’ carrying values to forecasts of undiscounted cash flows associated with the assets or quoted market prices. If an impairment has occurred, we recognize a loss for the difference between the carrying amount and the fair value of the asset. Our expectations regarding future sales and undiscounted cash flows are highly subjective, cover extended periods of time and depend on a number of factors outside our control, such as changes in general economic conditions, laws and regulations. Accordingly, these expectations could differ significantly from year to year. In 2010, we recorded a $5.2 million impairment charge as additional depreciation to adjust the carrying value of our vessel held for sale, The Performer, to its fair value less estimated costs to sell. We completed the sale in July 2010 for approximately the vessel’s reduced carrying value. In 2008, we recorded an impairment charge of $5.7 million as additional depreciation to reduce our investment in the Ocean Pensador, an oil tanker we were holding for possible conversion, to its fair value. In 2009 we sold that asset at a further loss of $0.8 million. Both The Performer and the Ocean Pensador were assets in our Subsea Projects segment, and their respective impairments and results of sales are included in the gross margin and operating income in the Subsea Projects segment.

We charge the costs of repair and maintenance of property and equipment to operations as incurred, while we capitalize the costs of improvements.

Goodwill. We account for acquisitions using the purchase method of accounting, with the purchase price being allocated to the net assets acquired based on their fair market values at the date of acquisition. We test the goodwill attributable to each of our reporting units for impairment annually, or more frequently whenever events or changes in circumstances indicate that the carrying amounts may not be appropriate. Except for ROVs and Inspection, which are tested as single reporting units, our operating units are one level below our business segments. We estimate fair value of the reporting units using both an income approach, which considers a discounted cash flow model, and a market approach. Reductions in estimates of our future cash flows or adverse changes in market comparable information may result in goodwill impairments in the future. For reporting units with significant goodwill, we do not believe our goodwill will be impaired during 2011.

Loss Contingencies. We self-insure for workers’ compensation, maritime employer’s liability and comprehensive general liability claims to levels we consider financially prudent, and beyond the self-insurance level of exposure, we carry insurance, which can be by occurrence or in the aggregate. We determine the level of accruals for claims exposure by reviewing our historical experience and current year claim activity. We do not record accruals on a present-value basis. We review larger claims with insurance adjusters and establish specific reserves for known liabilities. We establish an additional reserve for incidents incurred but not reported to us for each year using our estimates and based on prior experience. We believe we have established adequate accruals for uninsured expected liabilities arising from those obligations. However, it is possible that future earnings could be affected by changes in our estimates relating to these matters.

We are involved in various claims and actions against us, most of which are covered by insurance. We believe that our ultimate liability, if any, that may result from these claims and actions will not materially affect our financial position, cash flows or results of operations.

Income Taxes. We account for any applicable interest and penalties on uncertain tax positions as a component of our provision for income taxes on our financial statements. We charged $0.2 million to income tax expense in 2010 for penalties and interest for uncertain tax positions, which brought our total liabilities for penalties and interest on uncertain tax positions to $4.0 million on our balance sheet at December 31, 2010. Including associated foreign tax credits and penalties and interest, we have accrued a net total of $5.6 million in the caption “other long-term liabilities” on our balance sheet at December 31, 2010 for unrecognized tax benefits. All additions or reductions to those liabilities affect our effective income tax rate in the periods of change.

We do not believe that the total of unrecognized tax benefits will significantly increase or decrease in the next 12 months.

Our tax provisions are based on our expected taxable income, statutory rates and tax-planning opportunities available to us in the various jurisdictions in which we operate. Determination of taxable income in any jurisdiction requires the interpretation of the related tax laws. We are at risk that a taxing authority’s final determination of our tax liabilities may differ from our interpretation. Our effective tax rate may fluctuate from year to year as our operations are conducted in different taxing jurisdictions, the amount of pre-tax income fluctuates and our estimates regarding the realizability of items such as foreign tax credits may change. In 2010, 2009 and 2008, we recorded reductions of income tax expense of $1.0 million, $0.3 million and $0.6 million, respectively, resulting from the resolution of uncertain tax positions related to certain tax liabilities we recorded in prior years. Current income tax expense represents either nonresident withholding taxes or the liabilities expected to be reflected on our income tax returns for the current year, while the net deferred income tax expense or benefit represents the change in the balance of deferred tax assets or liabilities as reported on our balance sheet.

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

Liquidity and Capital Resources

We consider our liquidity and capital resources adequate to support our operations and internally-generated growth initiatives. At December 31, 2010, we had working capital of $544 million, including cash and cash equivalents of $245 million. Additionally, we had $300 million available under our revolving credit facility, which currently extends to January 2012. We repaid our long-term debt in 2010 and had no borrowings under our revolving credit agreement at December 31, 2010. Although there were no borrowings outstanding at December 31, 2010, we made borrowings under our revolving credit facility at various times during the year. Our maximum borrowings and our total interest costs under the facility during the year ended December 31, 2010 were $100 million and $4.4 million (including $2.9 million to terminate an interest rate hedge), respectively. We plan to renew or replace our revolving credit agreement in 2011. Our net cash provided by operating activities was $442 million, $418 million and $248 million for 2010, 2009 and 2008, respectively.

Our capital expenditures, including business acquisitions, for 2010, 2009 and 2008 were $207 million, $175 million and $252 million, respectively. Capital expenditures for 2010 included expenditures for: additions and upgrades to our ROV fleet; two vessels and a saturation diving system in our Subsea Project segment; a business acquisition in our Subsea Products segment; and modifications to our Brazil umbilical manufacturing facility. Capital expenditures in 2009 included expenditures for: additions and upgrades to our ROV fleet; the construction of our own facility to produce control umbilicals for our ROVs; and expansion of our specialty subsea products business in foreign markets. Capital expenditures in 2008 included expenditures for: additions and upgrades to our ROV fleet; a Subsea Products acquisition for $40 million; vessel upgrades; and facility expansions for our specialty subsea products.

Our capital expenditures during 2010, 2009 and 2008 included $109 million, $147 million and $146 million, respectively, in our ROV segment, principally for additions and upgrades to our ROV fleet to expand the fleet and replace units we retired and for facilities infrastructure to support our growing ROV fleet size. We plan to continue adding ROVs at levels we determine appropriate to meet market opportunities as they arise. We added 22, 30 and 21 ROVs to our fleet and disposed of 10, nine and four units during 2010, 2009 and 2008, respectively, resulting in a total of 260 work-class systems in the fleet at December 31, 2010.

In 2006, we chartered a larger deepwater vessel, the Ocean Intervention III, for three years, with extension options for up to six additional years. The initial three-year term of the charter began in May 2007, and the term has been extended to May 2011. We also chartered an additional larger deepwater vessel, the Olympic Intervention IV, for an initial term of five years, which began in the third quarter of 2008. We outfitted each of these larger deepwater vessels with two of our high-specification work-class ROVs, and we expect to utilize these vessels to perform subsea hardware installation and inspection, repair and maintenance projects, and to conduct well intervention services in the ultra-deep waters of the U.S. Gulf of Mexico.

We have not guaranteed any debt not reflected on our consolidated balance sheet. In 2003, we acquired a 50% interest in Medusa Spar LLC. At formation, Medusa Spar LLC borrowed $84 million, or approximately 50% of its total capitalization, from a group of banks. The loan was repaid in 2008. We expect the majority of the positive net cash flow generated in the future by Medusa Spar LLC will be distributed to the equity holders. We received $7.7 million, $8.5 million and $2.5 million of cash distributions from Medusa Spar LLC and recognized $2.1 million, $3.2 million and $1.9 million of equity in the earnings of Medusa Spar LLC in 2010, 2009 and 2008, respectively. Medusa Spar LLC is a variable interest entity under accounting rules. We are accounting for our investment in Medusa Spar LLC using the equity method of accounting. At December 31, 2010, our investment in Medusa Spar LLC was $51.8 million.

Our principal source of cash from operating activities is our net income, adjusted for the non-cash expenses of depreciation and amortization, deferred income taxes and noncash compensation under our restricted stock plans. Our $442 million, $418 million and $248 million of cash provided from operating activities in 2010, 2009 and 2008, respectively, were affected by cash increases/(decreases) of $12 million, $12 million and ($72 million), respectively, of changes in accounts receivable and ($22 million), $14 million and ($16 million), respectively, of changes in inventory and other current assets. The 2008 change in accounts receivable was due to the change in revenue in the fourth quarter of 2008 as compared to the fourth quarter of 2007. In 2010, the change in inventory and other current assets related to increases in refundable income taxes and prepaid expenses. In 2009 and 2008, the changes in inventory and other current assets principally related to ROV requirements and Subsea Products raw materials. The increases in ROV inventory related to equipment waiting for assembly into ROVs to be placed in service in subsequent years and increases in parts to be used for servicing our growing ROV fleet.

In 2010, we used $192 million in investing activities, including $109 million to upgrade and add additional units to our ROV fleet, $42 million to increase our Subsea Products capabilities, including an acquisition for $17 million, and $44 million in our Subsea Projects segment, including expenditures for an additional vessel equipped with a saturation diving system and a replacement diving service vessel.

In 2009, we used $162 million in investing activities, including $147 million on growing and upgrading our ROV operations.

In 2008, we used $246 million in investing activities, including $146 million to upgrade and add additional units to our ROV fleet and $78 million to increase our Subsea Products capabilities, including an acquisition for $40 million.

In 2010, 2009 and 2008, we received $0.7 million, $1.9 million and $1.7 million, respectively, in cash flow from financing activities as proceeds from the sale of our common stock pursuant to the exercise of employee stock options. At December 31, 2010, we no longer had any stock options outstanding. In addition, in 2010, 2009 and 2008, we received $1.7 million, $2.5 million and $6.8 million, respectively, of tax benefit realized from tax deductions in excess of financial statement expense related to our stock-based compensation plans. For a description of our incentive plans, please see Note 8 to our Consolidated Financial Statements.

In 2002, our Board of Directors approved a plan to repurchase up to 6,000,000 shares of our common stock, subject to a $75 million aggregate purchase price limitation. During 2008, we completed the authorized repurchases under the plan by repurchasing 986,400 shares at a total cost of $54.9 million, which is reflected in our cash used in financing activities. Under the 2002 stock repurchase plan, we repurchased 2,782,000 shares of common stock from 2002 through 2008 at a total cost of $75 million. In February 2010, our Board of Directors approved a plan to repurchase up to an additional 6,000,000 shares of our common stock. The timing and amount of any repurchases will be determined by our management. We expect that any shares repurchased under the new plan will be held as treasury stock for future use. The 2010 plan does not obligate us to repurchase any particular number of shares. In 2010, we repurchased 1,100,000 shares at a cost of $49.5 million under the 2010 plan. Through December 31, 2010, we had reissued all but 1,301,662 of the shares repurchased since 2002, primarily in connection with stock-based compensation plans.

Because of our significant foreign operations, we are exposed to currency fluctuations and exchange rate risks. We generally minimize these risks primarily through matching, to the extent possible, revenue and expense in the various currencies in which we operate. Cumulative translation adjustments as of December 31, 2010 relate primarily to our net investments in, including long-term loans to, our foreign subsidiaries. A stronger U.S. dollar against the U.K. pound sterling and the Norwegian kroner would result in lower operating income. See Item 7A – “Quantitative and Qualitative Disclosures About Market Risk.” Inflation has not had a material effect on our revenue or income from operations in the past three years, and no such effect is expected in the near future.

Results of Operations

Information on our business segments is shown in Note 7 of the Notes to Consolidated Financial Statements included in this report.

Oil and Gas. The table that follows sets out revenue and profitability for the business segments within our Oil and Gas business.

	Year Ended December 31,
(dollars in thousands)	2010	2009	2008

Remotely Operated Vehicles
Revenue	$662,105	$649,228	$625,921
Gross Margin	247,619	237,023	221,270
Gross Margin %	37%	37%	35%
Operating Income	211,725	207,683	190,343
Operating Income %	32%	32%	30%
Days available	91,667	86,527	79,052
Utilization %	75%	79%	82%
Subsea Products
Revenue	549,233	487,726	649,857
Gross Margin	161,081	115,056	146,747
Gross Margin %	29%	24%	23%
Operating Income	108,522	60,526	96,046
Operating Income %	20%	12%	15%
Backlog at end of period	384,000	321,000	298,000
Subsea Projects
Revenue	247,538	274,607	295,791
Gross Margin	56,165	84,657	89,895
Gross Margin %	23%	31%	30%
Operating Income	46,910	75,404	79,546
Operating Income %	19%	27%	27%
Inspection
Revenue	223,469	216,140	249,109
Gross Margin	41,698	41,125	48,518
Gross Margin %	19%	19%	19%
Operating Income	25,893	26,443	31,017
Operating Income %	12%	12%	12%
Total Oil and Gas
Revenue	$1,682,345	$1,627,701	$1,820,678
Gross Margin	506,563	477,861	506,430
Gross Margin %	30%	29%	28%
Operating Income	393,050	370,056	396,952
Operating Income %	23%	23%	22%

In response to continued increasing demand to support deepwater drilling and construction and production maintenance work, we have continued to build new ROVs. These new vehicles are designed for use around the world in water depths of 10,000 feet or more. We added 22, 30 and 21 ROVs in 2010, 2009 and 2008, respectively, while disposing of 23 units over the three-year period. We plan to continue adding ROVs at levels we determine appropriate to meet market opportunities.

For 2010, our ROV revenue and operating income increased 2% over 2009 from increased revenue per day-on-hire. Good cost controls helped us keep margin percentages flat despite lower utilization. For 2009, our ROV revenue increased 4% over 2008 from the growth in days on hire for our larger work-class fleet, as our revenue per day-on-hire decreased approximately 2%. Our operating margin percentage increased as a result of cost controls and our operating income increased by 9%. We grew our ROV fleet size to 260 at December 31, 2010 from 248 at December 31, 2009 and 227 at December 31, 2008.

We anticipate ROV operating income to increase in 2011 as a result of an increase in days on hire, with an increase in international demand and fewer days on hire in the U.S. Gulf of Mexico. In the U.S. Gulf of Mexico, we started 2011 onboard 26 rigs, consisting of ROVs at full rate on 11 rigs, ROVs at a lower rate on six rigs, and ROVs at zero rate on nine rigs, compared to ROVs at full rate on 31 rigs before the Macondo well incident. Since the Macondo well incident, eight deepwater rigs either have left, or announcements have been made they will leave, the U.S. Gulf of Mexico. We had contracts on seven of the rigs and have retained contracts to remain on those seven rigs. For our 2011 estimates, we have assumed that, by year end, we will be at full rate on 20 to 25 rigs working in the U.S. Gulf of Mexico. In addition to having a full year of service from the units we added during 2010, we expect to add 15 to 20 ROVs in 2011 and retire approximately five ROVs. We expect our operating margin percentage to decline slightly in 2011 due to a change in geographic mix.

Our Subsea Products operating income and margin percentage for 2010 increased over 2009, due to manufacturing process improvements and cost reductions, improved umbilical plant throughput, and higher demand for subsea field development hardware, ROV tooling rentals, and installation and workover control system (“IWOCS”) services. Our Subsea Products revenue for 2009 declined 25% from 2008 from decreased demand for our specialty subsea products and lower umbilical plant throughput. Our operating margin percentage decreased from 15% in 2008 to 12% in 2009 due to a decrease in demand for our specialty subsea products and lower umbilical plant throughput. Our operating income and margins were also adversely affected by $5.5 million of unexpected costs we incurred in the third quarter of 2009 on two blowout preventer control systems.

We anticipate our Subsea Products segment operating income in 2011 to be about the same as 2010, as we expect increased throughput in our umbilical plants and lower sales of IWOCS services. Because of a different mix in products and services, we anticipate a lower operating margin percentage for Subsea Products in 2011. Our Subsea Products backlog was $384 million at December 31, 2010, 20% more than our $321 million Subsea Products backlog at December 31, 2009.

Our 2010 Subsea Projects revenue and operating income declined from 2009 due to lower demand for our services on hurricane damage-related repair projects and our phased exit of the mobile offshore production systems business. Our 2009 Subsea Projects revenue and operating income declined from 2008 due to a softer market for our diving and shallow water vessel services and competitive pressure in our deepwater vessel market due to an increase in vessel availability.

We anticipate our 2011 operating income for Subsea Projects to be less than in 2010, as we completed Macondo-related project work in 2010, and we foresee a reduced level of subsea activity in the U.S. Gulf of Mexico in 2011 as a result of additional regulations implemented by the U.S. Department of the Interior.

Our Inspection segment operating income results in 2010 were similar to those in 2009. Our Inspection operating income decreased in 2009 compared to 2008 due to a lower exchange rate for the U.K. pound sterling against the U.S. dollar and decreased demand for our services.

We expect that our Inspection segment revenue and operating income will be slightly higher in 2011.

Advanced Technologies. The table that follows sets out revenue and profitability for this segment.

	Year Ended December 31,
(dollars in thousands)	2010	2009	2008

Revenue	$234,700	$194,380	$156,743
Gross Margin	32,510	25,128	21,596
Gross Margin %	14%	13%	14%
Operating Income	16,934	12,366	9,773
Operating Income %	7%	6%	6%

Our Advanced Technologies segment’s 2010 revenue and operating income were higher than 2009 due to higher levels of entertainment industry contracts, U.S. Navy engineering services and Department of Defense manufacturing projects. This segment’s 2009 revenue and operating income were higher than 2008 due to an escalation in work on entertainment industry projects and the award of the NASA Constellation Space Suit System contract.

We anticipate our Advanced Technologies 2011 operating income will be approximately the same as 2010.

Unallocated Expenses. Our unallocated expenses, i.e., those not associated with a specific business segment, within gross margin consist of expenses related to our incentive and deferred compensation plans, including restricted stock and bonuses, as well as other general expenses. Through 2010, a portion of our restricted stock expense varied with the market price of our common stock. Our unallocated expenses within operating income consist of those within gross margin plus general and administrative expenses related to corporate functions.

The table that follows sets out our unallocated expenses.

	Year Ended December 31,
(dollars in thousands)	2010	2009	2008

Gross margin expenses	$(72,753)	$(65,263)	$(63,226)
% of revenue	4%	4%	3%
Operating expenses	(100,484)	(90,306)	(89,167)
% of revenue	5%	5%	5%

Our unallocated gross margin and operating expenses increased in each of 2010 and 2009, primarily due to higher compensation related to incentive plans.

Other. The table that follows sets forth our significant financial statement items below the operating income line.

	Year Ended December 31,
(dollars in thousands)	2010	2009	2008

Interest income	$580	$694	$907
Interest expense, net of amounts capitalized	(6,010)	(7,781)	(13,485)
Equity earnings of unconsolidated affiliates:
Medusa Spar LLC	2,078	3,242	1,894
Other	—	—	25
Other income (expense), net	(926)	1,504	321
Provision for income taxes	104,691	101,422	107,834

Interest expense decreased in 2010 and 2009, primarily from lower interest rates on LIBOR-based borrowings under our revolving credit agreement and term loan, and lower debt levels. We capitalized $0.3 million of interest in 2010 and less than $0.1 million of interest in each of 2009 and 2008.

We earn equity income from our 50% investment in Medusa Spar LLC, which we acquired in 2003. Medusa Spar LLC owns 75% of a production spar in the U.S. Gulf of Mexico and earns its revenue from fees charged on production processed through the facility. In 2008, we experienced a decrease in equity in earnings of unconsolidated affiliates from our investment in Medusa Spar LLC due to lower production throughput at the spar. In 2009, Medusa Spar LLC’s net income was higher due to increased throughput from the original blocks dedicated to be processed at the Medusa Spar, throughput from third parties and the elimination of interest expense, as Medusa Spar LLC repaid its debt during 2008. Throughput from the original blocks was higher in 2009 than 2008 due to less downtime from hurricanes in 2009. Throughput decreased in 2010 due to normal production declines.

We expect Medusa Spar LLC revenue will decline in 2011 due to normal rates of well decline. Medusa Spar LLC’s revenue could be increased if the operator of the producing wells receives regulatory approval to start producing from other zones in the existing wells, which are anticipated to have higher flow rates than the currently-producing zones, or is able to connect more wells to the spar.

Included in other income (expenses), net are foreign currency transaction gains/(losses) of ($2.8 million), $2.0 million and $0.7 million for 2010, 2009 and 2008, respectively. In 2010, we also earned a fee of $2.1 million for serving as the stalking horse bidder on an asset auction proceeding.

Our effective tax rate, including foreign, state and local taxes, was 34.3%, 35.0% and 35.1% for 2010, 2009 and 2008, respectively, which included favorable resolutions of uncertain tax positions of $1.0 million, $0.3 million and $0.6 million, respectively, related to certain tax liabilities we recorded in prior years. We anticipate our effective tax rate in 2011 will approximate that of 2010.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined by SEC rules.

Contractual Obligations

At December 31, 2010, we had payments due under contractual obligations as follows:

(dollars in thousands)	Payments due by period
	Total	2011	2012-2013	2014-2015	After 2015
Long-term Debt	$—	$—	$—	$—	$—
Operating Leases	141,216	38,269	52,207	14,738	36,002
Purchase Obligations	168,730	168,730	—	—	—
Other Long-term Obligations reflected on our balance sheet under GAAP	53,311	1,368	2,867	3,067	46,009

TOTAL	$363,257	$208,367	$55,074	$17,805	$82,011

At December 31, 2010, we had outstanding purchase order commitments totaling $54 million, including approximately $27 million for specialized steel tubes to be used in our manufacturing of steel tube umbilicals by our Subsea Products segment, $17 million for ROV winches and control umbilicals for ROV units and $10 million for vessels and a saturation diving system in our Subsea Projects segment. We have ordered the specialized steel tubes in advance to meet expected sales commitments. The diving vessel is being built as a replacement for another vessel. The winches and ROV umbilicals have been ordered for new ROVs and for anticipated replacements due to normal wear and tear. Should we decide not to accept delivery of the steel tubes, we would incur cancellation charges of at least 10% of the amount canceled.

In 2001, we entered into an agreement with our Chairman (the “Chairman”) who was also then our Chief Executive Officer. That agreement was amended in 2006 and in 2008. Pursuant to the amended agreement, the Chairman relinquished his position as Chief Executive Officer in May 2006 and began his post-employment service period on December 31, 2006. The agreement provides for a specific service period ending no later than August 15, 2011, during which the Chairman, acting as an independent contractor, has agreed to serve as nonexecutive Chairman of our Board of Directors for so long as our Board of Directors desires that he shall continue to serve in that capacity. The agreement provides the Chairman with post-employment benefits for ten years following the sooner to occur of August 15, 2011 or the termination of his services to us. The amendment in 2006 included a lump-sum cash buyout, paid in 2007, of the Chairman’s entitlement to perquisites and administrative assistance during that ten-year period (expected to run from 2011 to 2021). As a result, we recorded $2.8 million of associated expense in the fourth quarter of 2006. The agreement also provides for medical coverage on an after-tax basis to the Chairman, his spouse and children during his service with us and thereafter for their lives. We are recognizing the net present value of the post-employment benefits over the expected service period. If the service period is terminated for any reason (other than the Chairman’s refusal to continue serving) on or prior to August 11, 2011, we will recognize all the previously unaccrued benefits in the period in which that termination occurs. Our total accrued liabilities, current and long-term, under this post-employment benefit were $7.6 million and $6.3 million at December 31, 2010 and 2009, respectively.

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

We are currently exposed to certain market risks arising from transactions we have entered into in the normal course of business. These risks relate to interest rate changes and fluctuations in foreign exchange rates. We do not believe these risks are material. We have not entered into any market risk sensitive instruments for speculative or trading purposes. We currently have no outstanding hedges or similar instruments. We currently have no long-term debt. We typically manage our exposure to interest rate changes through the use of a combination of fixed- and floating-rate debt. See Note 5 of Notes to Consolidated Financial Statements included in this report for a description of our revolving credit facility and interest rates on our borrowings. We believe significant interest rate changes would not have a material near term impact on our future earnings or cash flows.

Because we operate in various oil and gas exploration and production regions in the world, we conduct a portion of our business in currencies other than the U.S. dollar. The functional currency for several of our international operations is the applicable local currency. A stronger U.S. dollar against the U.K. pound sterling and the Norwegian kroner would result in lower operating income. We manage our exposure to changes in foreign exchange rates principally through arranging compensation in U.S. dollars or freely convertible currency and, to the extent possible, by limiting compensation received in other currencies to amounts necessary to meet obligations denominated in those currencies. We use the exchange rates in effect as of the balance sheet date to translate assets and liabilities as to which the functional currency is the local currency, resulting in translation adjustments that we reflect as accumulated other comprehensive income or loss in the shareholders’ equity section of our Consolidated Balance Sheets. We recorded adjustments of $2 million, $56 million and ($106 million) to our equity accounts in 2010, 2009 and 2008, respectively. Negative adjustments reflect the net impact of the strengthening of the U.S. dollar against various foreign currencies for locations where the functional currency is not the U.S. dollar. Conversely, positive adjustments reflect the effect of a weakening dollar.

We recorded foreign currency transaction gains (losses) of ($2.8 million), $2.0 million and $0.7 million which are included in Other income (expense), net in our Consolidated Income Statements in 2010, 2009 and 2008, respectively.

Item 8.	Financial Statements and Supplementary Data.

In this report, our consolidated financial statements and supplementary data appear following the signature page to this report and are incorporated in this item by reference.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Disclosure Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2010 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There has been no change in our internal control over financial reporting that occurred during the year ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our principal executive, financial and accounting officers, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included a review of the documentation surrounding our financial reporting controls, an evaluation of the design effectiveness of these controls, testing of the operating effectiveness of these controls and an evaluation of our overall control environment. Based on that evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2010.

Ernst & Young LLP, an independent registered public accounting firm, has audited our internal control over financial reporting, as stated in their report which follows.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Oceaneering International, Inc.

We have audited Oceaneering International, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Oceaneering International, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Oceaneering International, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Oceaneering International, Inc. and Subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, cash flows, and shareholders’ equity and comprehensive income for each of the three years in the period ended December 31, 2010 and our report dated February 25, 2011 expressed an unqualified opinion thereon.

Houston, Texas	/s/ ERNST & YOUNG LLP
February 25, 2011

Item 9B.	Other Information.

We have no other information to report for the fourth quarter of this year covered by this annual report on Form 10-K that would have been required to be, and was not, reported on a Form 8-K.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information with respect to the directors and nominees for election to our Board of Directors is incorporated by reference from the section “Election of Directors” in our definitive proxy statement to be filed on or before May 2, 2011, relating to our 2011 Annual Meeting of Shareholders.

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

3.	Exhibits:

		Registration or File Number	Form of Report	Report Date	Exhibit Number
*3.01	Restated Certificate of Incorporation	1-10945	10-K	Dec. 2000	3.01

*3.02	Certificate of Amendment to Restated Certificate of Incorporation	1-10945	8-K	May 2008	3.1

*3.03	Amended and Restated Bylaws	1-10945	8-K	Dec. 2007	3.1

*4.01	Specimen of Common Stock Certificate	1-10945	10-K	March 1993	4(a)

*4.02	Amended and Restated Shareholder Rights Agreement dated as of November 16, 2001	1-10945	8-K	Nov. 2001	4.1

*4.04	Amended and Restated Credit Agreement ($250,000,000 Revolving Credit Facility with Accordion to $300,000,000) dated as of January 2, 2004	1-10945	10-K	Dec. 2003	4.05

*4.05	First Amendment to Amended and Restated Credit Agreement dated January 22, 2007	1-10945	8-K	Jan. 2007	4.2

*4.06	$200,000,000 Private Shelf Facility dated as of September 9, 2009 between Oceaneering International, Inc. and Prudential Investment Management, Inc.	1-10945	8-K	Sept. 2009	10.1

We and certain of our consolidated subsidiaries are parties to debt instruments under which the total amount of securities authorized does not exceed 10% of our total consolidated assets. Pursuant to paragraph 4(iii)(A) of Item 601(b) of Regulation S-K, we agree to furnish a copy of those instruments to the Securities and Exchange Commission on request.

*10.01+	Defined Contribution Master Plan and Trust Agreement and Adoption Agreement for the Oceaneering International, Inc. Retirement Investment Plan	1-10945	10-K	Dec. 2009	10.01

10.02+	Amendments dated November 5 and December 14, 2010 to Oceaneering International, Inc. Retirement Investment Plan

*10.03+	Amended and Restated Service Agreement dated as of December 21, 2006 between Oceaneering and John R. Huff	1-10945	8-K	Dec. 2006	10.01

*10.04+	Modification to Service Agreement dated as of December 21, 2006 between Oceaneering and John R. Huff	1-10945	8-K	Dec. 2008	10.9

*10.05+	Trust Agreement dated as of May 12, 2006 between Oceaneering and United Trust Company, National Association	1-10945	8-K	May 2006	10.02

*10.06+	First Amendment to Trust Agreement dated as of May 12, 2006 between Oceaneering International, Inc. and Bank of America National Association, as successor trustee	1-10945	8-K	Dec. 2008	10.10

*10.07+	2002 Non-Executive Incentive Plan	1-10945	10-Q	Sept. 2002	10.03

*10.08+	First Amendment to 2002 Non-Executive Incentive Plan of Oceaneering International, Inc.	1-10945	10-K	Dec. 2008	10.7

*10.09+	Oceaneering International, Inc. Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2009	1-10945	8-K	Dec. 2008	10.5

*10.10+	Amended and Restated Oceaneering International, Inc. Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2000	1-10945	8-K	Dec. 2008	10.6

*10.11+	Change-of-Control Agreements dated as of November 16, 2001 between Oceaneering and John R. Huff, T. Jay Collins, Marvin J. Migura, M. Kevin McEvoy and George R. Haubenreich, Jr.	1-10945	10-K	Dec. 2001	10.06

*10.12+	Form of First Amendment to Change-of-Control Agreement with T. Jay Collins, M. Kevin McEvoy, Marvin J. Migura and George R. Haubenreich, Jr.	1-10945	8-K	Dec. 2008	10.7

*10.13+	First Amendment to Change-of-Control Agreement with John R. Huff.	1-10945	8-K	Dec. 2008	10.8

*10.14+	First Amendment to 2002 Incentive Plan of Oceaneering International, Inc.	1-10945	8-K	Dec. 2008	10.2

*10.15+	Form of Indemnification Agreement dated November 16, 2001 between Oceaneering and each of its Directors, Marvin J. Migura, M. Kevin McEvoy and George R. Haubenreich, Jr.	1-10945	10-K	Dec. 2001	10.12

*10.16+	2002 Incentive Plan	1-10945	10-Q	June 2002	10.01

*10.17+	Oceaneering International, Inc. 2010 Cash Bonus Award Program	1-10945	10-Q	March 2010	10.01

*10.18+	Amended and Restated 2002 Restricted Stock Unit Award Agreements with John R. Huff and Executive Officers	1-10945	10-Q	Sept. 2002	10.04

*10.19+	Form of First Amendment to Oceaneering International, Inc. Amended and Restated 2002 Restricted Stock Unit Award Incentive Agreement with Executive Officers	1-10945	8-K	Dec. 2008	10.3

*10.20+	First Amendment to Oceaneering International, Inc. Amended and Restated 2002 Restricted Stock Unit Award Incentive Agreement with John R. Huff	1-10945	8-K	Dec. 2008	10.4

*10.21+	2005 Incentive Plan	1-10945	10-K	Dec. 2009	10.20

*10.22+	First Amendment to 2005 Incentive Plan of Oceaneering International, Inc.	1-10945	8-K	Dec. 2008	10.1

*10.23+	2010 Incentive Plan	333-166612	S-8	May 2010	4.6

*10.24+	Form of 2007 Employee Restricted Stock Unit Agreement for Executive Officers	1-10945	8-K	Feb. 2007	10.1

*10.25+	Form of 2007 Chairman Restricted Stock Unit Agreement for John R. Huff	1-10945	8-K	Feb. 2007	10.3

*10.26+	Form of 2007 Performance Unit Agreement for Executive Officers	1-10945	8-K	Feb. 2007	10.2

*10.27+	Form of 2007 Chairman Performance Unit Agreement for John R. Huff	1-10945	8-K	Feb. 2007	10.4

*10.28+	2007 Performance Award: Goals and Measures, relating to the Form of 2007 Performance Unit Agreement and Form of Chairman Performance Unit Agreement	1-10945	8-K	Feb. 2007	10.5

*10.29+	Form of 2008 Employee Restricted Stock Unit Agreement for Executive Officers	1-10945	8-K	Feb. 2008	10.1

*10.30+	Form of 2008 Nonemployee Director Restricted Stock Agreement for Jerold J. DesRoche, David S. Hooker, D Michael Hughes and Harris J. Pappas	1-10945	8-K	Feb. 2008	10.6

*10.31+	Form of 2008 Chairman Restricted Stock Unit Agreement for John R. Huff	1-10945	8-K	Feb. 2008	10.3

*10.32+	Form of 2008 Performance Unit Agreement for Executive Officers	1-10945	8-K	Feb. 2008	10.2

*10.33+	Form of 2008 Chairman Performance Unit Agreement for John R. Huff	1-10945	8-K	Feb. 2008	10.4

*10.34+	2008 Performance Award: Goals and Measures, relating to the form of 2008 Performance Unit Agreement and Chairman Performance Unit Agreement	1-10945	8-K	Feb. 2008	10.5

*10.35+	Form of 2009 Employee Restricted Stock Unit Agreement for Executive Officers	1-10945	8-K	Feb. 2009	10.1

*10.36+	Form of 2009 Nonemployee Director Restricted Stock Unit Agreement for Jerold J. DesRoche, David S. Hooker, D. Michael Hughes and Harris J. Pappas	1-10945	8-K	Feb. 2009	10.6

*10.37+	Form of 2009 Chairman Restricted Stock Unit Agreement for John R. Huff	1-10945	8-K	Feb. 2009	10.3

*10.38+	Form of 2009 Performance Unit Agreement for Executive Officers	1-10945	8-K	Feb. 2009	10.2

*10.39+	Form of 2009 Chairman Performance Unit Agreement for John R. Huff	1-10945	8-K	Feb. 2009	10.4

*10.40+	2009 Performance Award: Goals and Measures, relating to the form of 2009 Performance Unit Agreement for its executive officers and 2009 Chairman Performance Unit Agreement	1-10945	8-K	Feb. 2009	10.5

*10.41+	Form of 2010 Employee Restricted Stock Unit Agreement for Executive Officers	1-10945	8-K	Feb. 2010	10.1

*10.42+	Form of 2010 Nonemployee Director Restricted Stock Unit Agreement for Jerold J. DesRoche, David S. Hooker, D. Michael Hughes and Harris J. Pappas	1-10945	8-K	Feb. 2010	10.6

*10.43+	Form of 2010 Chairman Restricted Stock Unit Agreement for John R. Huff	1-10945	8-K	Feb. 2010	10.3

*10.44+	Form of 2010 Performance Unit Agreement for Executive Officers	1-10945	8-K	Feb. 2010	10.2

*10.45+	Form of 2010 Chairman Performance Unit Agreement for John R. Huff	1-10945	8-K	Feb. 2010	10.4

*10.46+	2010 Performance Award: Goals and Measures, relating to the form of 2010 Performance Unit Agreement and 2010 Chairman Performance Unit Agreement	1-10945	8-K	Feb. 2010	10.5

21.01	Subsidiaries of Oceaneering

23.01	Consent of Independent Registered Public Accounting Firm

31.01	Rule 13a – 14(a)/15d – 14(a) certification of Chief Executive Officer

31.02	Rule 13a – 14(a)/15d – 14(a) certification of Chief Financial Officer

32.01	Section 1350 certification of Chief Executive Officer

32.02	Section 1350 certification of Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Exhibit previously filed with the Securities and Exchange Commission, as indicated, and incorporated herein by reference.
+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OCEANEERING INTERNATIONAL, INC.

Date: February 25, 2011	By:	/S/ T. JAY COLLINS
T. Jay Collins
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ T. JAY COLLINS T. Jay Collins	Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2011

/S/ MARVIN J. MIGURA Marvin J. Migura	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 25, 2011

/S/ W. CARDON GERNER W. Cardon Gerner	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 25, 2011

/S/ JOHN R. HUFF John R. Huff	Chairman of the Board	February 25, 2011

/S/ JEROLD J. DESROCHE Jerold J. DesRoche	Director	February 25, 2011

/S/ DAVID S. HOOKER David S. Hooker	Director	February 25, 2011

/S/ D. MICHAEL HUGHES D. Michael Hughes	Director	February 25, 2011

/S/ HARRIS J. PAPPAS Harris J. Pappas	Director	February 25, 2011

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Oceaneering International, Inc.

We have audited the accompanying consolidated balance sheets of Oceaneering International, Inc. and Subsidiaries (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of income, cash flows, and shareholders’ equity and comprehensive income for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Oceaneering International, Inc. and Subsidiaries at December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Oceaneering International Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2011 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Houston, Texas
February 25, 2011

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except share data)	2010	2009

ASSETS
Current Assets:
Cash and cash equivalents	$245,219	$162,351
Accounts receivable, net of allowances for doubtful accounts of $5,655 and $274	424,014	435,151
Inventory	236,517	232,217
Other current assets	77,752	44,420

Total Current Assets	983,502	874,139

Property and Equipment, at cost	1,631,109	1,501,243
Less accumulated depreciation	844,736	734,882

Net Property and Equipment	786,373	766,361

Other Assets:
Goodwill	143,234	130,820
Investments in unconsolidated affiliates	51,820	58,736
Other	65,577	50,231

Total Other Assets	260,631	239,787

Total Assets	$2,030,506	$1,880,287

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$85,572	$86,484
Accrued liabilities	314,410	255,704
Income taxes payable	39,874	46,359

Total Current Liabilities	439,856	388,547

Long-term Debt	—	120,000

Other Long-term Liabilities	200,435	147,417

Commitments and Contingencies
Shareholders’ Equity:
Common Stock, par value $0.25 per share; 180,000,000 shares authorized; 55,417,044 shares issued	13,854	13,854
Additional paid-in capital	207,132	212,788
Treasury stock; 1,301,662 and 499,292 shares, at cost	(61,385)	(27,796)
Retained earnings	1,239,574	1,039,043
Accumulated other comprehensive income	(8,960)	(13,566)

Total Shareholders’ Equity	1,390,215	1,224,323

Total Liabilities and Shareholders’ Equity	$2,030,506	$1,880,287

The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(in thousands, except per share data)	2010	2009	2008

Revenue	$1,917,045	$1,822,081	$1,977,421

Cost of services and products	1,450,725	1,384,355	1,512,621

Gross Margin	466,320	437,726	464,800

Selling, general and administrative expense	156,820	145,610	147,242

Income from Operations	309,500	292,116	317,558

Interest income	580	694	907

Interest expense, net of amounts capitalized	(6,010)	(7,781)	(13,485)

Equity earnings of unconsolidated affiliates	2,078	3,242	1,919

Other income (expense), net	(926)	1,504	321

Income before Income Taxes	305,222	289,775	307,220

Provision for income taxes	104,691	101,422	107,834

Net Income	$200,531	$188,353	$199,386

Basic Earnings per Share	$3.66	$3.42	$3.59

Diluted Earnings per Share	$3.65	$3.40	$3.56

The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2010	2009	2008

Cash Flows from Operating Activities:
Net income	$200,531	$188,353	$199,386

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	153,651	122,945	115,029
Deferred income tax provision	31,184	21,631	45,876
Net gain on sales of property and equipment	(2,758)	(305)	(5,460)
Noncash compensation	8,490	6,369	7,956
Distributions from unconsolidated affiliates greater than earnings	5,569	5,194	725
Increase (decrease) in cash from:
Accounts receivable, net	12,104	11,568	(71,903)
Inventory and other current assets	(21,656)	14,073	(15,968)
Other assets	(9,245)	(9,506)	4,527
Currency translation effect on working capital	6,519	16,215	(44,224)
Accounts payable	(912)	(6,027)	14,602
Accrued liabilities	57,012	14,063	10,265
Income taxes payable	(6,485)	25,578	(7,618)
Other long-term liabilities	7,846	8,083	(5,279)

Total adjustments to net income	241,319	229,881	48,528

Net Cash Provided by Operating Activities	441,850	418,234	247,914

Cash Flows from Investing Activities:
Purchases of property and equipment	(185,262)	(175,021)	(209,301)
Business acquisitions, net of cash acquired	(21,918)	—	(42,976)
Dispositions of property and equipment and equity investment	15,284	12,535	5,886

Net Cash Used in Investing Activities	(191,896)	(162,486)	(246,391)

Cash Flows from Financing Activities:
Net (payments) proceeds from revolving credit facility	(100,000)	(4,000)	(36,000)
Payments of 6.72% Senior Notes	(20,000)	(20,000)	(20,000)
Proceeds (payments) from Term Loan	—	(85,000)	85,000
Proceeds from issuance of common stock	693	1,880	1,726
Excess tax benefits from stock-based compensation	1,741	2,523	6,770
Purchases of treasury stock	(49,520)	—	(54,929)

Net Cash Used in Financing Activities	(167,086)	(104,597)	(17,433)

Net Increase (Decrease) in Cash and Cash Equivalents	82,868	151,151	(15,910)
Cash and Cash Equivalents—Beginning of Period	162,351	11,200	27,110

Cash and Cash Equivalents—End of Period	$245,219	$162,351	$11,200

The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

							Accumulated Other Comprehensive Income (Loss)
			Additional Paid-in Capital	Unearned Compens- ation			Fair Value of Hedging Instruments	Currency Translation Adjustments
	Common Stock Issued				Treasury Stock	Retained Earnings
(in thousands)	Shares	Amounts							Pension	Total

Balance, December 31, 2007	55,075	$13,769	$210,497	$(109)	$—	$651,304	$76	$42,584	$(2,811)	$915,310
Comprehensive Income:
Net Income	—	—	—	—	—	199,386	—	—	—	199,386
Change in fair value of interest rate hedge and other, net of tax	—	—	—	—	—	—	(3,133)	—	—	(3,133)
Pension-related adjustments, net of tax	—	—	—	—	—	—	—	—	641	641
Translation adjustments	—	—	—	—	—	—	—	(106,073)	—	(106,073)

Total Comprehensive Income	—	—	—	—	—	199,386	(3,133)	(106,073)	641	90,821

Restricted stock expense	224	56	5,965	1,935	—	—	—	—	—	7,956
Restricted stock grant	32	8	1,984	(1,992)	—	—	—	—	—	—
Stock options exercised	86	21	(805)	—	2,510	—	—	—	—	1,726
Tax benefits from stock plans	—	—	6,770	—	—	—	—	—	—	6,770
Treasury stock purchases, 986,400 shares	—	—	—	—	(54,929)	—	—	—	—	(54,929)

Balance, December 31, 2008	55,417	13,854	224,411	(166)	(52,419)	850,690	(3,057)	(63,489)	(2,170)	967,654

Comprehensive Income:
Net Income	—	—	—	—	—	188,353	—	—	—	188,353
Change in fair value of interest rate hedge and other, net of tax	—	—	—	—	—	—	629	—	—	629
Pension-related adjustments, net of tax	—	—	—	—	—	—	—	—	(1,812)	(1,812)
Translation adjustments	—	—	—	—	—	—	—	56,333	—	56,333

Total Comprehensive Income	—	—	—	—	—	188,353	629	56,333	(1,812)	243,503

Restricted stock expense	—	—	(9,066)	1,077	16,752	—	—	—	—	8,763
Restricted stock grant	—	—	(787)	(994)	1,781	—	—	—	—	—
Stock options exercised	—	—	(4,210)	—	6,090	—	—	—	—	1,880
Tax benefits from stock plans	—	—	2,523	—	—	—	—	—	—	2,523

Balance, December 31, 2009	55,417	13,854	212,871	(83)	(27,796)	1,039,043	(2,428)	(7,156)	(3,982)	1,224,323

Comprehensive Income:
Net Income	—	—	—	—	—	200,531	—	—	—	200,531
Change in fair value of interest rate hedge and other, net of tax	—	—	—	—	—	—	2,428	—	—	2,428
Pension-related adjustments, net of tax	—	—	—	—	—	—	—	—	285	285
Translation adjustments	—	—	—	—	—	—	—	1,893	—	1,893

Total Comprehensive Income	—	—	—	—	—	200,531	2,428	1,893	285	205,137

Restricted stock expense			(5,845)	1,818	11,868	—	—	—	—	7,841
Restricted stock grant			112	(1,893)	1,781	—	—	—	—	—
Stock options exercised			(1,589)		2,282	—	—	—	—	693
Tax benefits from stock plans	—	—	1,741			—	—	—	—	1,741
Treasury stock purchases, 1,100,000 shares					(49,520)					(49,520)

Balance, December 31, 2010	55,417	$13,854	$207,290	$(158)	$(61,385)	$1,239,574	$—	$(5,263)	$(3,697)	$1,390,215

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

Property and Equipment. We provide for depreciation of property and equipment on the straight-line method over estimated useful lives of eight years for ROVs, three to 20 years for marine services equipment (such as vessels and diving equipment), up to 12 years for mobile offshore production equipment and three to 25 years for buildings, improvements and other equipment.

We charge the costs of repair and maintenance of property and equipment to operations as incurred, while we capitalize the costs of improvements.

We capitalize interest on assets where the construction period is anticipated to be more than three months. We capitalized $0.3 million of interest in 2010 and less than $0.1 million of interest in each of 2009 and 2008. We do not allocate general administrative costs to capital projects. Upon the disposition of property and equipment, the related cost and accumulated depreciation accounts are relieved and any resulting gain or loss is included as an adjustment to cost of services and products.

Our management periodically, and upon the occurrence of a triggering event, reviews the realizability of long-lived assets, excluding goodwill and indefinite-lived intangibles, which are held and used by us, to determine whether any events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. For long-lived assets to be held and used, we base our evaluation on impairment indicators such as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements and other external market conditions or factors that may be present. If such impairment indicators are present or other factors exist that indicate that the carrying amount of the asset may not be recoverable, we determine whether an impairment has occurred through the use of an undiscounted cash flows analysis of the asset at the lowest level for which identifiable cash flows exist. If an impairment has occurred, we recognize a loss for the difference between the carrying amount and the fair value of the asset. For assets held for sale or disposal, the fair value of the asset is measured using fair market value less cost to sell. Assets are classified as held-for-sale when we have a plan for disposal of certain assets and those assets meet the held for sale criteria. In 2010, we recorded a $5.2 million impairment charge to adjust the carrying value of our vessel held for sale, The Performer, to its fair value less estimated costs to sell. We completed the sale in 2010 for approximately the vessel’s reduced carrying value. In 2008, we recorded an impairment charge of $5.7 million to reduce our investment in the Ocean Pensador, an oil tanker we were holding for possible conversion, to its fair value, based on quoted steel commodity prices. These impairment charges were recorded in our cost of services and products in our Subsea Projects segment.

Business Acquisitions. In March 2008, we purchased GTO Subsea AS (“GTO”), a Norwegian rental provider of specialized subsea dredging equipment, including ROV-deployed units, to the offshore oil and gas industry for $40 million. We accounted for this acquisition using the purchase method of accounting, with the purchase price being allocated to the net assets acquired based on their fair market values at the date of acquisition. Our goodwill, all nondeductible for income tax purposes, associated with the acquisition was $23.2 million, and other intangible assets were $8.1 million. The results of operations of GTO are included in our consolidated statements of income from the date of acquisition.

We also made several smaller acquisitions during the periods presented.

The above acquisitions were not material. As a result, we have not included pro forma information related to the acquisitions in this report.

Goodwill and Intangible Assets. We tested the goodwill attributable to each of our reporting units for impairment as of December 31, 2010, 2009 and 2008 and concluded that there was no impairment. Our reporting units are the operating units one level below our business segments, except for ROVs and Inspection, which are tested as single reporting units. We estimated fair value using discounted cash flow methodologies and market comparable information. The only changes in our reporting units’ goodwill during the periods presented are from business acquisitions, as discussed above, and currency exchange rate changes. For more information regarding goodwill by business segment, see Note 7.

Within our balance sheet caption Other Assets: Other, at December 31, 2010 and 2009, we had $22.2 million and $20.1 million, respectively, of intangible assets, primarily acquired in connection with business combinations. These intangible assets include trade names, intellectual property and customer relationships, and are being amortized with a weighted average remaining life of approximately 10 years.

Revenue Recognition. We recognize our revenue according to the type of contract involved. On a daily basis, we recognize revenue under contracts that provide for specific time, material and equipment charges, which we bill periodically, ranging from weekly to monthly.

We account for significant fixed-price contracts, which we enter into mainly in our Subsea Products segment, and to a lesser extent in our Subsea Projects and Advanced Technologies segments, using the percentage-of-completion method. In 2010, we accounted for 14% of our revenue using the percentage-of-completion method. In determining whether a contract should be accounted for using the percentage-of-completion method, we consider whether:

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

Under the percentage-of-completion method, we recognize estimated contract revenue based on costs incurred to date as a percentage of total estimated costs. Changes in the expected cost of materials and labor, productivity, scheduling and other factors affect the total estimated costs. Additionally, external factors, including weather or other factors outside of our control, also affect the progress and estimated cost of a project’s completion and, therefore, the timing of income and revenue recognition. We routinely review estimates related to our contracts and reflect revisions to profitability in earnings immediately. If a current estimate of total contract cost indicates an ultimate loss on a contract, we recognize the projected loss in full when we determine it. Although we are continually striving to accurately estimate our contract costs and profitability, adjustments to overall contract costs could be significant in future periods.

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

Revenue in Excess of Amounts Billed on uncompleted fixed-price contracts accounted for using the percentage-of-completion method is summarized as follows:

	December 31,
(in thousands)	2010	2009

Revenue recognized	$262,602	$164,296
Less: Billings to customers	(238,473)	(146,241)

Revenue in excess of amounts billed	$24,129	$18,055

Billings in Excess of Revenue Recognized on uncompleted fixed-price contracts accounted for using the percentage-of-completion method are summarized as follows:

	December 31,
(in thousands)	2010	2009

Amounts billed to customers	$90,315	$28,361
Less: Revenue recognized	(45,144)	(15,371)

Billings in excess of revenue recognized	$45,171	$12,990

Stock-Based Compensation. We recognize all share-based payments to directors, officers and employees, including grants of stock options, over their vesting periods in the income statement based on their estimated fair values.

The Compensation Committee of our Board of Directors has expressed its intention to refrain from using stock options as a component of compensation for our executive officers and other employees for the foreseeable future. Additionally, our Board of Directors has expressed its intention to refrain from using stock options as a component of nonemployee director compensation for the foreseeable future. No stock options have been granted since 2005, and we no longer have any stock options outstanding. For more information on our employee benefit plans, see Note 8.

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

Foreign Currency Translation. The functional currency for several of our foreign subsidiaries is the applicable local currency. Results of operations for foreign subsidiaries with functional currencies other than the U.S. dollar are translated into U.S. dollars using average exchange rates during the period. Assets and liabilities of these foreign subsidiaries are translated into U.S. dollars using the exchange rates in effect at the balance sheet date, and the resulting translation adjustments are accumulated as a component of shareholders’ equity. All foreign currency transaction gains and losses are recognized currently in the Consolidated Statements of Income. We recorded ($2.8 million), $2.0 million and $0.7 million of foreign currency gains (losses) in 2010, 2009 and 2008, respectively, and those amounts are included as a component of Other income (expense), net.

Earnings Per Share. In 2008, the Financial Accounting Standards Board (the “FASB”) issued a staff position on determining whether instruments granted in share-based payment transactions are participating securities, stating that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and, therefore, need to be included in the earnings allocation in computing earnings per share. Certain of our share-based payments contain such rights to dividends or dividend equivalents and are considered participating securities under this staff position. We adopted the staff position as of January 1, 2009, as required. The table that follows presents our earnings per share calculations in accordance with this staff position.

	Year Ended December 31,
	2010	2009	2008

	(in thousands, except per share data)
Basic earnings per share:
Net income per consolidated statements of income	$200,531	$188,353	$199,386
Income allocable to participating securities	(709)	(1,324)	(2,118)

Earnings allocable to common shareholders	$199,822	$187,029	$197,268

Basic shares outstanding	54,560	54,766	54,949

Basic earnings per share	$3.66	$3.42	$3.59

Basic earnings per share, as previously reported	N/A	N/A	$3.63

Diluted earnings per share:
Net income per consolidated statements of income	$200,531	$188,353	$199,386
Income allocable to participating securities	(706)	(1,318)	(2,102)

Earnings allocable to diluted common shareholders	$199,825	$187,035	$197,284

Diluted shares outstanding	54,767	55,026	55,374

Diluted earnings per share	$3.65	$3.40	$3.56

Diluted earnings per share, as previously reported	N/A	N/A	$3.58

Financial Instruments. We recognize all derivative instruments as either assets or liabilities in the balance sheet and measure those instruments at fair value. Subsequent changes in fair value are reflected in current earnings or other comprehensive income, depending on whether a derivative instrument is designated as part of a hedge relationship and, if it is, the type of hedge relationship. As of December 31, 2010, we had no derivative instruments in effect.

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

Subsequent Events. We have evaluated events and transactions through the issuance of these financial statements for possible recognition or disclosure.

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

We adopted these principles and requirements as of January 1, 2010, as required.

In October 2009, the FASB issued a release regarding accounting for revenue involving multiple-deliverable arrangements to enable sellers to account for products or services (“deliverables”) separately rather than as a combined unit.

This release establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. The release also replaces the term fair value in the revenue allocation guidance with selling price to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant.

The release eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. The relative selling price method allocates any discount in the arrangement proportionally to each deliverable on the basis of each deliverable’s selling price.

The release requires that a seller determine its best estimate selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. The release does not prescribe any specific methods that sellers must use to accomplish this objective, but provides guidance.

For us, the release will be effective prospectively for revenue arrangements entered into or materially modified on or after January 1, 2011.

2. INVESTMENTS IN UNCONSOLIDATED AFFILIATES

Our investments in unconsolidated affiliates consisted of the following:

	December 31,
(in thousands)	2010	2009	2008

Medusa Spar LLC	$51,820	$57,388	$62,583
Other	—	1,348	1,347

	$51,820	$58,736	$63,930

In 2003, we purchased a 50% equity interest in Medusa Spar LLC for $43.7 million. Medusa Spar LLC owns a 75% interest in a production spar platform in the U.S. Gulf of Mexico. Medusa Spar LLC’s revenue is derived from processing oil and gas production for a fee based on the volumes processed through the platform (throughput). Medusa Spar LLC financed its acquisition of its 75% interest in the production spar platform using approximately 50% debt and 50% equity from its equity holders. The debt was repaid in 2008. We believe our maximum exposure to loss from our investment in Medusa Spar LLC is our $52 million investment. Medusa Spar LLC is a variable interest entity. We are not the primary beneficiary under of Medusa Spar LLC, since we own 50%, do not manage the operations of the asset it owns and another owner guaranteed the revenue stream necessary for it to repay its debt. As we are not the primary beneficiary, we are accounting for our investment in Medusa Spar LLC under the equity method of accounting. Summarized 100% financial information relative to Medusa Spar LLC and a reconciliation of the underlying equity in net assets to our carrying value follows.

	000000	000000	000000
	December 31,
(in thousands)	2010	2009	2008

Medusa Spar LLC
Condensed Balance Sheets
ASSETS
Cash and cash equivalents	$217	$949	$3,520
Other current assets	3,189	4,116	2,456
Property and Equipment, net	100,551	110,028	119,506

Total Assets	$103,957	$115,093	$125,482

LIABILITIES AND MEMBERS’ EQUITY
Current Liabilities	$18	$17	$17
Members’ Equity	103,939	115,076	125,465

Total Liabilities and Members’ Equity	$103,957	$115,093	$125,482

Condensed Statements of Operations
Revenue	$13,816	$16,143	$14,455
Depreciation	(9,478)	(9,478)	(9,478)
General and Administrative	(71)	(70)	(118)
Interest	—	—	(832)

Net Income	$4,267	$6,595	$4,027

Our 50% share of the underlying equity of the net assets of Medusa Spar LLC is approximately equal to its carrying value. Our 50% share of the cumulative undistributed earnings of Medusa Spar LLC was $10.2 million and $15.7 million at December 31, 2010 and 2009, respectively. We received cash distributions of $7.7 million, $8.5 million and $2.5 million from Medusa Spar LLC in 2010, 2009 and 2008, respectively.

3. INCOME TAXES

We recognize the benefit for a tax position if the benefit is more likely than not to be sustainable upon audit by the applicable taxing authority. If this threshold is met, the tax benefit is then measured and recognized at the largest amount that is greater than 50 percent likely of being realized upon ultimate settlement.

We account for any applicable interest and penalties on uncertain tax positions as a component of our provision for income taxes on our financial statements. We charged $0.2 million, $0.5 million and $0.4 million to income tax expense in 2010, 2009 and 2008, respectively, for penalties and interest taken on our financial statements on uncertain tax positions, which brought our total liabilities for penalties and interest on uncertain tax positions to $4.0 million and $3.8 million on our balance sheet at December 31, 2010 and 2009, respectively. Including associated foreign tax credits and penalties and interest, we have accrued a net total of $5.6 million in the caption “other long-term liabilities” on our balance sheet for unrecognized tax benefits at December 31, 2010. All additions or reductions to those liabilities affect our effective income tax rate in the periods of change.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits, not including associated foreign tax credits and penalties and interest, is as follows:

	000000	000000	000000
	Year Ended December 31,
(in thousands)	2010	2009	2008

Beginning of year	$9,488	$8,402	$7,450
Additions based on tax positions related to the current year	1,296	1,361	1,354
Reductions for expiration of statutes of limitations	(793)	(81)	(402)
Settlements	—	(194)	—

Balance at end of year	$9,991	$9,488	$8,402

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

Income before income taxes is as follows:

	Year Ended December 31,
(in thousands)	2010	2009	2008

Domestic	$87,776	$65,174	$105,591
Foreign	217,446	224,601	201,629

Income before income taxes	$305,222	$289,775	$307,220

Our provisions for income taxes and our cash taxes paid are as follows:

	Year Ended December 31,
(in thousands)	2010	2009	2008

Current:
Domestic	$16,501	$10,659	$11,190
Foreign	57,006	69,132	50,768

Total current	73,507	79,791	61,958

Deferred:
Domestic	19,730	12,029	42,219
Foreign	11,454	9,602	3,657

Total deferred	31,184	21,631	45,876

Total provision for income taxes	$104,691	$101,422	$107,834

Cash taxes paid	$101,304	$42,520	$66,594

As of December 31, 2010 and 2009, our worldwide deferred tax assets, liabilities and net deferred tax liabilities were as follows:

	December 31,
(in thousands)	2010	2009

Deferred tax assets:
Deferred compensation	$24,791	$22,185
Deferred income	19,808	7,271
Accrued expenses	6,675	6,512
Other	5,360	7,389
Foreign tax credit carryforwards	—	3,773

Gross deferred tax assets	56,634	47,130
Valuation allowance	—	—

Total deferred tax assets	$56,634	$47,130

Deferred tax liabilities:
Property and equipment	$74,832	$67,409
Unremitted foreign earnings	62,373	35,291
Basis difference in equity investments	17,177	16,599
Other	13,580	5,958

Total deferred tax liabilities	$167,962	$125,257

Net deferred income tax liability	$111,328	$78,127

Our net deferred tax liability is reflected within our balance sheet as follows:

	00000000	00000000
	December 31,
(in thousands)	2010	2009

Deferred tax liabilities	$139,822	$94,219
Current deferred assets	(28,494)	(16,092)

Net deferred income tax liability	$111,328	$78,127

We have $17 million of earnings of our Swiss subsidiary, Oceaneering International AG, that we consider indefinitely reinvested outside the United States and that we do not expect to repatriate. None of our foreign tax credits are scheduled to expire before December 31, 2020.

We believe it is more likely than not that all our deferred tax assets are realizable. We conduct business through several foreign subsidiaries and, although we expect our consolidated operations to be profitable, there is no assurance that profits will be earned in entities or jurisdictions that have NOLs available. The primary difference between our 2010 effective tax rate of 34.3% and the federal statutory rate of 35% is the lessor federal tax rate applied to our U.S. manufacturing profits. Income taxes, computed by applying the federal statutory income tax rate to income before income taxes, are not materially different than our actual provisions for income taxes for 2009 and 2008.

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

Jurisdiction	Periods
United States	2007
United Kingdom	2008
Norway	2000
Angola	2005
Nigeria	2004
Brazil	2005
Australia	2007
Canada	2007

4. SELECTED BALANCE SHEET ACCOUNTS

The following is information regarding selected balance sheet accounts:

	00000000	00000000
	December 31,
(in thousands)	2010	2009

Inventory:
Inventory for remotely operated vehicles	$119,106	$110,043
Other inventory, primarily raw materials	117,411	122,174

Total	$236,517	$232,217

Other Current Assets:
Deferred income taxes	$28,494	$16,092
Prepaids and other	49,258	28,328

Total	$77,752	$44,420

Accrued Liabilities:
Payroll and related costs	$168,476	$153,256
Accrued job costs	50,323	48,541
Deferred revenue, including billings in excess of revenue recognized	68,131	28,311
Other	27,480	25,596

Total	$314,410	$255,704

Other Long-Term Liabilities:
Deferred income taxes	$139,822	$94,219
Supplemental Executive Retirement Plan	32,341	25,547
Accrued post-employment benefit obligations	14,245	14,176
Other	14,027	13,475

Total	$200,435	$147,417

5. DEBT

Long-term Debt consisted of the following:

	0000000	0000000
	December 31,
(in thousands)	2010	2009

6.72% Senior Notes, maturing September 2010	$—	$20,000
Revolving credit facility, maturing January 2012	—	100,000

Long-term Debt	$—	$120,000

As of December 31, 2010, we had a $300 million revolving credit facility under an agreement (the “Credit Agreement”) that currently extends to January 2012. We have to pay a commitment fee ranging from 0.125% to 0.175% on the unused portion of the facility, depending on our debt-to-capitalization ratio. The commitment fees are included as interest expense in our consolidated financial statements. Under the Credit Agreement, we have the option to borrow at LIBOR plus a margin ranging from 0.50% to 1.25%, depending on our debt-to-capitalization ratio, or at the agent bank’s prime rate. At December 31, 2010, we had no borrowings outstanding under the Credit Agreement and $300 million available for borrowing. The weighted average interest rate on all our outstanding borrowings was 4.3% at December 31, 2009.

We made cash interest payments of $7.2 million, $8.9 million and $13.6 million in 2010, 2009 and 2008, respectively. Cash interest payments, and interest expense, in 2010 include $2.9 million to terminate an interest rate hedge.

6. COMMITMENTS AND CONTINGENCIES

Lease Commitments

At December 31, 2010, we occupied several facilities under noncancellable operating leases expiring at various dates through 2025. Future minimum rentals under all of our operating leases, including vessel rentals, are as follows:

(in thousands)
2011	$38,269
2012	31,510
2013	20,697
2014	8,526
2015	6,212
Thereafter	36,002

Total Lease Commitments	$141,216

The above table includes $40 million related to the remainder of a five-year time charter of a vessel and crew, which began in the third quarter of 2008. Rental expense, which includes hire of vessels, specialized equipment and real estate rental, was approximately $69 million, $74 million and $79 million 2010, 2009 and 2008, respectively.

Insurance

We self-insure for workers’ compensation, maritime employer’s liability and comprehensive general liability claims to levels we consider financially prudent, and beyond the self-insurance level of exposure, we carry insurance, which can be by occurrence or in the aggregate. We determine the level of accruals for claims exposure by reviewing our historical experience and current year claim activity. We do not record accruals on a present-value basis. We review larger claims with insurance adjusters and establish specific reserves for known liabilities. We establish an additional reserve for incidents incurred but not reported to us for each year using our estimates and based on prior experience. We believe we have established adequate accruals for uninsured expected liabilities arising from those obligations. However, it is possible that future earnings could be affected by changes in our estimates relating to these matters.

Litigation

Various actions and claims are pending against us, most of which are covered by insurance. Although we cannot predict the ultimate outcome of these matters, we believe the ultimate liability, if any, that may result from these actions and claims will not materially affect our results of operations, cash flow or financial position.

Letters of Credit

We had $30 million and $36 million in letters of credit outstanding as of December 31, 2010 and 2009, respectively, as guarantees in force for self-insurance requirements and various performance and bid bonds, which are usually for the duration of the applicable contract.

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

One customer in Angola owed us $56 million at December 31, 2010 and $50 million at December 31, 2009, all of which is overdue. We completed the work on the contracts related to this receivable in the first quarter of 2010. Based on our past history with this customer, we believe this receivable ultimately will be collected.

7. OPERATIONS BY BUSINESS SEGMENT AND GEOGRAPHIC AREA

Business Segment Information

We are a global oilfield provider of engineered services and products, primarily to the offshore oil and gas industry, with a focus on deepwater applications. Through the use of our applied technology expertise, we also serve the defense and aerospace industries. Our Oil and Gas business consists of Remotely Operated Vehicles (“ROVs”), Subsea Products, Subsea Projects and Inspection. Our ROV segment provides submersible vehicles operated from the surface to support offshore oil and gas exploration, production and construction activities. Our Subsea Products segment supplies a variety of built-to-order specialty subsea hardware. Our Subsea Projects segment provides multiservice vessels, oilfield diving and support vessel operations, which are used primarily in inspection, repair and maintenance and installation activities, and mobile offshore production systems, one of which we own and through a 50% interest in an entity which holds a 75% interest in a system. Our Inspection segment provides customers with a wide range of third-party inspection services to satisfy contractual structural specifications, internal safety standards and regulatory requirements. Our Advanced Technologies business provides project management, engineering services and equipment for applications in non-oilfield markets. Unallocated Expenses are those not associated with a specific business segment. These consist of expenses related to our incentive and deferred compensation plans, including restricted stock and bonuses, as well as other general expenses, including corporate administrative expenses.

With the sale of the Ocean Producer in late 2009, our Mobile Offshore Production Systems (“MOPS”) business is no longer significant to our overall performance. Consequently, our MOPS results are now being reported in our Subsea Projects segment, and our historical segment results have been conformed to the current year presentation.

There are no differences in the basis of segmentation or in the basis of measurement of segment profit or loss in the year ended December 31, 2010 from those used in our consolidated financial statements for the years ended December 31, 2009 and 2008, except for the above-mentioned combination of our MOPS business into our Subsea Projects segment.

The table that follows presents Revenue, Income from Operations, Depreciation and Amortization Expense and Equity Earnings of Unconsolidated Affiliates by business segment:

	Year Ended December 31,
(in thousands)	2010	2009	2008

Revenue
Oil and Gas
Remotely Operated Vehicles	$662,105	$649,228	$625,921
Subsea Products	549,233	487,726	649,857
Subsea Projects	247,538	274,607	295,791
Inspection	223,469	216,140	249,109

Total Oil and Gas	1,682,345	1,627,701	1,820,678
Advanced Technologies	234,700	194,380	156,743

Total	$1,917,045	$1,822,081	$1,977,421

Income from Operations
Oil and Gas
Remotely Operated Vehicles	$211,725	$207,683	$190,343
Subsea Products	108,522	60,526	96,046
Subsea Projects	46,910	75,404	79,546
Inspection	25,893	26,443	31,017

Total Oil and Gas	393,050	370,056	396,952
Advanced Technologies	16,934	12,366	9,773
Unallocated Expenses	(100,484)	(90,306)	(89,167)

Total	$309,500	$292,116	$317,558

Depreciation and Amortization Expense
Oil and Gas
Remotely Operated Vehicles	$86,232	$68,022	$55,948
Subsea Products	27,956	24,133	22,016
Subsea Projects	25,826	19,011	27,819
Inspection	4,098	3,794	3,691

Total Oil and Gas	144,112	114,960	109,474
Advanced Technologies	4,588	2,526	1,425
Unallocated Expenses	4,951	5,459	4,130

Total	$153,651	$122,945	$115,029

Equity Earnings of Unconsolidated Affiliates
Subsea Projects	$2,078	$3,242	$1,894
Advanced Technologies	—	—	25

Total	$2,078	$3,242	$1,919

We determine income from operations for each business segment before interest income or expense, other income (expense) and provision for income taxes. We do not consider an allocation of these items to be practical.

Depreciation and amortization expense for Subsea Projects in 2010 includes an impairment charge of $5.2 million in the first quarter to reduce the carrying value of our vessel held for sale, The Performer, to its fair value, less estimated costs to sell. In the third quarter of 2010, we sold the vessel for approximately its reduced carrying value. Depreciation and amortization expense for Subsea Projects in 2008 includes an impairment charge of $5.7 million to reduce our investment in the Ocean Pensador to fair value.

During 2010, revenue from one customer, BP plc and subsidiaries in our oil and gas business segments, accounted for 12% of our total consolidated revenue. No individual customer accounted for more than 10% of our consolidated revenue during 2009 or 2008.

The following table presents Assets, Property and Equipment and Goodwill by business segment as of the dates indicated:

	December 31,
(in thousands)	2010	2009

Assets
Oil and Gas
Remotely Operated Vehicles	$774,011	$755,612
Subsea Products	511,406	516,239
Subsea Projects	249,259	233,866
Inspection	90,357	76,513

Total Oil and Gas	1,625,033	1,582,230
Advanced Technologies	54,378	62,193
Corporate and Other	351,095	235,864

Total	$2,030,506	$1,880,287

Property and Equipment, net
Oil and Gas
Remotely Operated Vehicles	$488,581	$470,975
Subsea Products	159,505	160,214
Subsea Projects	109,761	102,455
Inspection	15,238	14,574

Total Oil and Gas	773,085	748,218
Advanced Technologies	6,143	7,546
Corporate and Other	7,145	10,597

Total	$786,373	$766,361

Goodwill
Oil and Gas
Remotely Operated Vehicles	$27,125	$27,083
Subsea Products	87,492	78,481
Inspection	18,163	14,802

Total Oil and Gas	132,780	120,366
Advanced Technologies	10,454	10,454

Total	$143,234	$130,820

All assets specifically identified with a particular business segment have been segregated. Cash and cash equivalents, certain other current assets, certain investments and other assets have not been allocated to particular business segments and are included in Corporate and Other.

The following table presents Capital Expenditures, including business acquisitions, by business segment for the periods indicated:

	Year Ended December 31,
(in thousands)	2010	2009	2008

Capital Expenditures
Oil and Gas
Remotely Operated Vehicles	$109,377	$146,707	$146,363
Subsea Products	41,802	13,694	78,424
Subsea Projects	43,506	2,817	12,938
Inspection	9,551	6,611	6,558

Total Oil and Gas	204,236	169,829	244,283
Advanced Technologies	2,351	3,234	2,806
Corporate and Other	593	1,958	5,188

Total	$207,180	$175,021	$252,277

Capital expenditures in the table include the costs of business acquisitions.

Geographic Operating Areas

The following table summarizes certain financial data by geographic area:

	Year Ended December 31,
(in thousands)	2010	2009	2008

Revenue
Foreign:
West Africa	$260,377	$280,707	$284,523
Norway	212,854	230,874	231,632
United Kingdom	156,114	156,748	251,660
Asia and Australia	136,518	135,721	129,315
Brazil	135,510	97,401	116,919
Other	72,157	60,610	48,530

Total Foreign	973,530	962,061	1,062,579
United States	943,515	860,020	914,842

Total	$1,917,045	$1,822,081	$1,977,421

Long-Lived Assets
Foreign:
West Africa	$106,028	$95,326	$88,895
Norway	165,942	170,617	141,123
United Kingdom	70,730	63,334	58,371
Asia and Australia	76,835	76,622	78,082
Brazil	79,484	63,653	32,745
Other	28,569	20,490	17,406

Total Foreign	527,588	490,042	416,622
United States	483,078	487,453	486,264

Total	$1,010,666	$977,495	$902,886

Revenue is based on location where services are performed and products are manufactured.

Additional Income Statement Detail

The following schedule shows our revenue, costs and gross margins by services and products:

	Year Ended December 31,
(in thousands)	2010	2009	2008

Revenue:
Services	$1,277,795	$1,275,263	$1,311,149
Products	639,250	546,818	666,272

Total revenue	1,917,045	1,822,081	1,977,421

Cost of Services and Products:
Services	916,495	897,654	935,752
Products	461,477	421,438	513,643
Unallocated expenses	72,753	65,263	63,226

Total cost of services and products	1,450,725	1,384,355	1,512,621

Gross margin:
Services	361,300	377,609	375,397
Products	177,773	125,380	152,629
Unallocated expenses	(72,753)	(65,263)	(63,226)

Total gross margin	$466,320	$437,726	$464,800

8. EMPLOYEE BENEFIT PLANS AND SHAREHOLDER RIGHTS PLAN

Retirement Investment Plans

We have several employee retirement investment plans that, taken together, cover most of our full time employees. The Oceaneering Retirement Investment Plan is a 401(k) plan in which U.S. employees may participate by deferring a portion of their gross monthly salary and directing us to contribute the deferred amount to the plan. We match a portion of the employees’ deferred compensation. Our contributions to the 401(k) plan were $13.9 million, $13.2 million and $12.9 million for the plan years ended December 31, 2010, 2009 and 2008, respectively.

We also make matching contributions to other foreign employee savings plans similar in nature to a 401(k) plan. In 2010, 2009 and 2008, these contributions, principally related to plans associated with U.K. and Norwegian subsidiaries, were $5.6 million, $5.2 million and $5.1 million, respectively.

The Oceaneering International, Inc. Supplemental Executive Retirement Plan covers selected key management employees and executives, as approved by the Compensation Committee of our Board of Directors (the “Compensation Committee”). Under this plan, we accrue an amount determined as a percentage of the participant’s gross monthly salary and the amounts accrued are treated as if they are invested in one or more investment vehicles pursuant to this plan. Expenses related to this plan during 2010, 2009 and 2008 were $3.3 million, $3.5 million and $2.6 million, respectively.

We have defined benefit plans covering some of our employees in the U.K. and Norway. There are no further benefits accruing under the U.K. plan, and the Norway plan is closed to new participants. The projected benefit obligations for both plans were $24 million and $21 million, at December 31, 2010 and 2009, respectively, and the fair values of the plan assets (using Level 2 inputs) for both plans were $17 million and $15 million at December 31, 2010 and 2009, respectively.

Incentive and Stock Option Plans

Under our 2010 Incentive Plan (the “Incentive Plan”), shares of our common stock are made available for awards to employees and nonemployee members of our Board of Directors.

The Incentive Plan is administered by the Compensation Committee; however, the full Board of Directors makes determinations regarding awards to nonemployee directors under the Incentive Plan. The Compensation Committee or our Board of Directors, as applicable, determines the type or types of award(s) to be made to each participant and sets forth in the related award agreement the terms, conditions and limitations applicable to each award. Stock options, stock appreciation rights and stock and cash awards may be made under the Incentive Plan. There are no options outstanding under the Incentive Plan. Under the Incentive Plan, a stock option must have a term not exceeding seven years from the date of grant and must have an exercise price of not less than the fair market value of a share of our common stock on the date of grant. The Compensation Committee may not: (1) grant, in exchange for a stock option, a new stock option having a lower exercise price; or (2) reduce the exercise price of a stock option. The Compensation Committee has expressed its intention to refrain from using stock options as a component of employee compensation for our executive officers and other employees for the foreseeable future. Additionally, the Board of Directors has expressed its intention to refrain from using stock options as a component of nonemployee director compensation for the foreseeable future.

In 2010, 2009 and 2008, the Compensation Committee granted awards of performance units under the Incentive Plan and a prior plan to certain of our key executives and employees, and our Board of Directors granted performance units under a prior plan to our Chairman of the Board of Directors. The performance units awarded are scheduled to vest in full on the third anniversary of the award date, or pro rata over three years if the participant meets certain age and years of service requirements. The Compensation Committee and the Board of Directors have approved specific financial goals and measures based on our cumulative cash flow from operations, and a comparison of return on invested capital and cost of capital for each of the three-year periods ending December 31, 2012, 2011 and 2010 to be used as the basis for the final value of the performance units. The final value of each performance unit granted in 2010 may range from $0 to $150 and the final value of each performance unit granted in 2009 and 2008 may range from $0 to $125. Upon vesting and determination of value, the value of the performance units will be payable in cash. As of December 31, 2010, there were 374,675 performance units outstanding.

The following is a summary of our stock option activity for the three years ended December 31, 2010:

	Shares under Option	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balance at December 31, 2007	286,000	$15.32
Granted	—	—
Exercised	(130,100)	13.27	$7,125,000

Forfeited	(3,000)	13.51

Balance at December 31, 2008	152,900	17.11
Granted	—	—
Exercised	(109,400)	17.19	$3,257,000

Forfeited	(2,500)	17.14

Balance at December 31, 2009	41,000	16.90
Granted	—	—
Exercised	(41,000)	16.90	$1,858,000

Forfeited	—	—

Balance at December 31, 2010	—	$—

There were no options outstanding at December 31, 2010.

We received $0.7 million, $1.9 million and $1.7 million from the exercise of stock options in 2010, 2009 and 2008, respectively. The excess tax benefit realized from tax deductions from stock options for 2010, 2009 and 2008 was $0.9 million, $0.9 million and $2.0 million, respectively. Excess tax benefits from share-based compensation are classified as a cash outflow in cash flows from operating activities and an inflow in cash flows from financing activities in the statement of cash flows.

Restricted Stock Plan Information

During 2010, 2009 and 2008, the Compensation Committee granted restricted units of our common stock to certain of our key executives and employees. During 2010, 2009 and 2008, our Board of Directors granted restricted units of our common stock to our Chairman of the Board of Directors and restricted common stock to our other nonemployee directors. Over 60% of the grants made in 2010 to our employees and 65% of the grants made in 2009 and 2008 to our employees vest in full on the third anniversary of the award date, conditional upon continued employment. The remainder of the grants made to employees and all the grants made to our Chairman of the Board of Directors vest pro rata over three years, as these participants meet certain age and years-of-service requirements. For the grants to each of the participant employees and the Chairman of our Board of Directors, the participant will be issued a share of our common stock for the participant’s vested common stock units at the earlier of three years or, if the participant vested earlier after meeting the age and service requirements, at termination of employment or service. The grants to our nonemployee directors vest in full on the first anniversary of the award date conditional upon continued service as a director. Pursuant to grants of restricted common stock units to our employees made prior to 2005, at the time of each vesting, a participant receives a tax-assistance payment. Our tax assistance payments were $1.8 million in 2010, $3.7 million in 2009 and $8.9 million in 2008. In April 2009, the Compensation Committee adopted a policy that Oceaneering will not provide U.S. federal income tax gross-up payments to any of its directors or executive officers in connection with future awards of restricted stock or stock units. This policy had no effect on existing change-in-control agreements with several of our executive officers and our Chairman of the Board, as well as our existing service agreement with our Chairman of the Board, which provide for tax gross-up payments that could become applicable to such future awards in limited circumstances, such as following a change in control of our company. This policy also had no effect on previously outstanding awards granted in 2002 and 2004 that provided for tax gross-up payments. Since August 2010, there have been no outstanding awards that provide for tax gross-up payments.

The tax benefit realized from tax deductions in excess of financial statement expense was $0.8 million, $1.6 million and $4.8 million in 2010, 2009 and 2008, respectively.

The following is a summary of our restricted stock and restricted stock unit activity for 2010, 2009 and 2008:

	Number	Weighted Average Fair Value	Aggregate Intrinsic Value
Balance at December 31, 2007	885,450	$22.35
Granted	206,875	62.24
Issued	(256,600)	13.62	$17,880,000

Forfeited	(10,975)	46.83

Balance at December 31, 2008	824,750	34.75
Granted	205,925	31.06
Issued	(376,250)	23.94	$14,239,000

Forfeited	(32,900)	41.42

Balance at December 31, 2009	621,525	39.71
Granted	210,925	59.15
Issued	(297,895)	32.45	$16,673,000

Forfeited	(12,480)	49.45

Balance at December 31, 2010	522,075	$51.48

The restricted stock units granted in 2010, 2009 and 2008 carry no voting rights and, with respect to the 2008 grants, carry a dividend right should we pay dividends on our common stock. Each grantee of shares of restricted common stock is deemed to be the record owner of those shares during the restriction period, with the right to vote and receive any dividends on those shares.

Effective January 1, 2006, the unvested portions of our grants of restricted stock units were valued at their estimated fair values as of their respective grant dates. For grants made prior to 2006, we used a Black-Scholes methodology to produce a Monte Carlo simulation model, which allows for the incorporation of the performance criteria that had to be met before the awards were earned by the holders. The valuations allowed for variables, such as volatility, the risk-free interest rate, dividends and performance hurdles. The assumptions used for the grants prior to 2006 were: expected volatility of 50% (based on historic analysis), risk-free interest rate of 2% and no dividends. The grants in 2010, 2009 and 2008 were subject only to vesting conditioned on continued employment or service as a nonemployee director; therefore, these grants were valued at the grant date fair market value using the closing price of our stock on the New York Stock Exchange.

Compensation expense under the restricted stock plans was $25.5 million, $23.8 million and $23.0 million for 2010, 2009 and 2008, respectively. As of December 31, 2010, we had $7.4 million of future expense to be recognized related to our restricted stock unit plans over a weighted average remaining life of 1.8 years.

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

Post-Employment Benefit

In 2001, we entered into an agreement with our Chairman (the “Chairman”) who was also then our Chief Executive Officer. That agreement was amended in 2006 and in 2008. Pursuant to the amended agreement, the Chairman relinquished his position as Chief Executive Officer in May 2006 and began his post-employment service period on December 31, 2006. The agreement provides for a specific service period ending no later than August 15, 2011, during which the Chairman, acting as an independent contractor, has agreed to serve as nonexecutive Chairman of our Board of Directors for so long as our Board of Directors desires that he shall continue to serve in that capacity. The agreement provides the Chairman with post-employment benefits for ten years following the sooner to occur of August 15, 2011 or the termination of his services to us. The amendment in 2006 included a lump-sum cash buyout, paid in 2007, of the Chairman’s entitlement to perquisites and administrative assistance during that ten-year period (expected to run from 2011 to 2021). As a result, we recorded $2.8 million of associated expense in the fourth quarter of 2006. The agreement also provides for medical coverage on an after-tax basis to the Chairman, his spouse and children during his service with us and thereafter for their lives. We are recognizing the net present value of the post-employment benefits over the expected service period. If the service period is terminated for any reason (other than the Chairman’s refusal to continue serving), we will recognize all the previously unaccrued benefits in the period in which that termination occurs. Our total accrued liabilities, current and long-term, under this post-employment benefit were $7.6 million and $6.3 million at December 31, 2010 and 2009, respectively.

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

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

(in thousands, except per share data)

	Year Ended December 31, 2010
Quarter Ended	March 31	June 30	Sept. 30	Dec. 31	Total

Revenue	$435,170	$464,303	$516,274	$501,298	$1,917,045
Gross profit	99,705	123,503	125,619	117,493	466,320
Income from operations	62,329	85,374	88,055	73,742	309,500
Net income	39,243	54,317	59,177	47,794	200,531
Diluted earnings per share	$0.71	$0.98	$1.09	$0.88	$3.65
Weighted average number of diluted shares outstanding	55,224	55,185	54,332	54,331	54,767

	Year Ended December 31, 2009
Quarter Ended	March 31	June 30	Sept. 30	Dec. 31	Total

Revenue	$435,100	$450,683	$484,036	$452,262	$1,822,081
Gross profit	105,802	110,145	114,045	107,734	437,726
Income from operations	69,380	74,298	76,306	72,132	292,116
Net income	44,345	48,111	49,839	46,058	188,353
Diluted earnings per share	$0.80	$0.87	$0.90	$0.83	$3.40
Weighted average number of diluted shares outstanding	54,863	55,041	55,058	55,095	55,026

Exhibit Index

		Registration or File Number	Form of Report	Report Date	Exhibit Number

*3.01	Restated Certificate of Incorporation	1-10945	10-K	Dec. 2000	3.01

*3.02	Certificate of Amendment to Restated Certificate of Incorporation	1-10945	8-K	May 2008	3.1

*3.03	Amended and Restated Bylaws	1-10945	8-K	Dec. 2007	3.1

*4.01	Specimen of Common Stock Certificate	1-10945	10-K	March 1993	4(a)

*4.02	Amended and Restated Shareholder Rights Agreement dated as of November 16, 2001	1-10945	8-K	Nov. 2001	4.1

*4.04	Amended and Restated Credit Agreement ($250,000,000 Revolving Credit Facility with Accordion to $300,000,000) dated as of January 2, 2004	1-10945	10-K	Dec. 2003	4.05

*4.05	First Amendment to Amended and Restated Credit Agreement dated January 22, 2007	1-10945	8-K	Jan. 2007	4.2

*4.06	$200,000,000 Private Shelf Facility dated as of September 9, 2009 between Oceaneering International, Inc. and Prudential Investment Management, Inc.	1-10945	8-K	Sept. 2009	10.1

We and certain of our consolidated subsidiaries are parties to debt instruments under which the total amount of securities authorized does not exceed 10% of our total consolidated assets. Pursuant to paragraph 4(iii)(A) of Item 601(b) of Regulation S-K, we agree to furnish a copy of those instruments to the Securities and Exchange Commission on request.

*10.01+	Defined Contribution Master Plan and Trust Agreement and Adoption Agreement for the Oceaneering International, Inc. Retirement Investment Plan	1-10945	10-K	Dec. 2009	10.01

10.02+	Amendments dated November 5 and December 14, 2010 to Oceaneering International, Inc. Retirement Investment Plan

*10.03+	Amended and Restated Service Agreement dated as of December 21, 2006 between Oceaneering and John R. Huff	1-10945	8-K	Dec. 2006	10.01

*10.04+	Modification to Service Agreement dated as of December 21, 2006 between Oceaneering and John R. Huff	1-10945	8-K	Dec. 2008	10.9

*10.05+	Trust Agreement dated as of May 12, 2006 between Oceaneering and United Trust Company, National Association	1-10945	8-K	May 2006	10.02

*10.06+	First Amendment to Trust Agreement dated as of May 12, 2006 between Oceaneering International, Inc. and Bank of America National Association, as successor trustee	1-10945	8-K	Dec. 2008	10.10

*10.07+	2002 Non-Executive Incentive Plan	1-10945	10-Q	Sept. 2002	10.03

*10.08+	First Amendment to 2002 Non-Executive Incentive Plan of Oceaneering International, Inc.	1-10945	10-K	Dec. 2008	10.7

*10.09+	Oceaneering International, Inc. Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2009	1-10945	8-K	Dec. 2008	10.5

*10.10+	Amended and Restated Oceaneering International, Inc. Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2000	1-10945	8-K	Dec. 2008	10.6

*10.11+	Change-of-Control Agreements dated as of November 16, 2001 between Oceaneering and John R. Huff, T. Jay Collins, Marvin J. Migura, M. Kevin McEvoy and George R. Haubenreich, Jr.	1-10945	10-K	Dec. 2001	10.06

*10.12+	Form of First Amendment to Change-of-Control Agreement with T. Jay Collins, M. Kevin McEvoy, Marvin J. Migura and George R. Haubenreich, Jr.	1-10945	8-K	Dec. 2008	10.7

*10.13+	First Amendment to Change-of-Control Agreement with John R. Huff.	1-10945	8-K	Dec. 2008	10.8

*10.14+	First Amendment to 2002 Incentive Plan of Oceaneering International, Inc.	1-10945	8-K	Dec. 2008	10.2

*10.15+	Form of Indemnification Agreement dated November 16, 2001 between Oceaneering and each of its Directors, Marvin J. Migura, M. Kevin McEvoy and George R. Haubenreich, Jr.	1-10945	10-K	Dec. 2001	10.12

*10.16+	2002 Incentive Plan	1-10945	10-Q	June 2002	10.01

*10.17+	Oceaneering International, Inc. 2010 Cash Bonus Award Program	1-10945	10-Q	March 2010	10.01

*10.18+	Amended and Restated 2002 Restricted Stock Unit Award Agreements with John R. Huff and Executive Officers	1-10945	10-Q	Sept. 2002	10.04

*10.19+	Form of First Amendment to Oceaneering International, Inc. Amended and Restated 2002 Restricted Stock Unit Award Incentive Agreement with Executive Officers	1-10945	8-K	Dec. 2008	10.3

*10.20+	First Amendment to Oceaneering International, Inc. Amended and Restated 2002 Restricted Stock Unit Award Incentive Agreement with John R. Huff	1-10945	8-K	Dec. 2008	10.4

*10.21+	2005 Incentive Plan	1-10945	10-K	Dec. 2009	10.20

*10.22+	First Amendment to 2005 Incentive Plan of Oceaneering International, Inc.	1-10945	8-K	Dec. 2008	10.1

*10.23+	2010 Incentive Plan	333-166612	S-8	May 2010	4.6

*10.24+	Form of 2007 Employee Restricted Stock Unit Agreement for Executive Officers	1-10945	8-K	Feb. 2007	10.1

*10.25+	Form of 2007 Chairman Restricted Stock Unit Agreement for John R. Huff	1-10945	8-K	Feb. 2007	10.3

*10.26+	Form of 2007 Performance Unit Agreement for Executive Officers	1-10945	8-K	Feb. 2007	10.2

*10.27+	Form of 2007 Chairman Performance Unit Agreement for John R. Huff	1-10945	8-K	Feb. 2007	10.4

*10.28+	2007 Performance Award: Goals and Measures, relating to the Form of 2007 Performance Unit Agreement and Form of Chairman Performance Unit Agreement	1-10945	8-K	Feb. 2007	10.5

*10.29+	Form of 2008 Employee Restricted Stock Unit Agreement for Executive Officers	1-10945	8-K	Feb. 2008	10.1

*10.30+	Form of 2008 Nonemployee Director Restricted Stock Agreement for Jerold J. DesRoche, David S. Hooker, D Michael Hughes and Harris J. Pappas	1-10945	8-K	Feb. 2008	10.6

*10.31+	Form of 2008 Chairman Restricted Stock Unit Agreement for John R. Huff	1-10945	8-K	Feb. 2008	10.3

*10.32+	Form of 2008 Performance Unit Agreement for Executive Officers	1-10945	8-K	Feb. 2008	10.2

*10.33+	Form of 2008 Chairman Performance Unit Agreement for John R. Huff	1-10945	8-K	Feb. 2008	10.4

*10.34+	2008 Performance Award: Goals and Measures, relating to the form of 2008 Performance Unit Agreement and Chairman Performance Unit Agreement	1-10945	8-K	Feb. 2008	10.5

*10.35+	Form of 2009 Employee Restricted Stock Unit Agreement for Executive Officers	1-10945	8-K	Feb. 2009	10.1

*10.36+	Form of 2009 Nonemployee Director Restricted Stock Unit Agreement for Jerold J. DesRoche, David S. Hooker, D. Michael Hughes and Harris J. Pappas	1-10945	8-K	Feb. 2009	10.6

*10.37+	Form of 2009 Chairman Restricted Stock Unit Agreement for John R. Huff	1-10945	8-K	Feb. 2009	10.3

*10.38+	Form of 2009 Performance Unit Agreement for Executive Officers	1-10945	8-K	Feb. 2009	10.2

*10.39+	Form of 2009 Chairman Performance Unit Agreement for John R. Huff	1-10945	8-K	Feb. 2009	10.4

*10.40+	2009 Performance Award: Goals and Measures, relating to the form of 2009 Performance Unit Agreement for its executive officers and 2009 Chairman Performance Unit Agreement	1-10945	8-K	Feb. 2009	10.5

*10.41+	Form of 2010 Employee Restricted Stock Unit Agreement for Executive Officers	1-10945	8-K	Feb. 2010	10.1

*10.42+	Form of 2010 Nonemployee Director Restricted Stock Unit Agreement for Jerold J. DesRoche, David S. Hooker, D. Michael Hughes and Harris J. Pappas	1-10945	8-K	Feb. 2010	10.6

*10.43+	Form of 2010 Chairman Restricted Stock Unit Agreement for John R. Huff	1-10945	8-K	Feb. 2010	10.3

*10.44+	Form of 2010 Performance Unit Agreement for Executive Officers	1-10945	8-K	Feb. 2010	10.2

*10.45+	Form of 2010 Chairman Performance Unit Agreement for John R. Huff	1-10945	8-K	Feb. 2010	10.4

*10.46+	2010 Performance Award: Goals and Measures, relating to the form of 2010 Performance Unit Agreement and 2010 Chairman Performance Unit Agreement	1-10945	8-K	Feb. 2010	10.5

21.01	Subsidiaries of Oceaneering

23.01	Consent of Independent Registered Public Accounting Firm

31.01	Rule 13a – 14(a)/15d – 14(a) certification of Chief Executive Officer

31.02	Rule 13a – 14(a)/15d – 14(a) certification of Chief Financial Officer

32.01	Section 1350 certification of Chief Executive Officer

32.02	Section 1350 certification of Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Exhibit previously filed with the Securities and Exchange Commission, as indicated, and incorporated herein by reference.
+	Management contract or compensatory plan or arrangement.