Form 10-Q
period 2011-03-31
OCEANEERING INTERNATIONAL INC
filed 2011-05-05
CIK 73756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Yes  Ö    , No

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

Yes        , No  Ö

The number of shares of the registrant’s common stock outstanding as of April 29, 2011 was 54,266,585.

Oceaneering International, Inc.

Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	Mar. 31, 2011	Dec. 31, 2010
	(unaudited)

ASSETS

Current Assets:
Cash and cash equivalents	$186,861	$245,219
Accounts receivable, net of allowances for doubtful accounts of $5,938 and $5,655	455,963	424,014
Inventory	238,332	236,517
Other current assets	75,559	77,752

Total Current Assets	956,715	983,502

Property and equipment, at cost	1,712,805	1,631,109
Less accumulated depreciation	876,966	844,736

Net Property and Equipment	835,839	786,373

Other Assets:
Goodwill	178,679	143,234
Investment in Medusa Spar LLC	50,770	51,820
Other	71,587	65,577

Total Other Assets	301,036	260,631

TOTAL ASSETS	$2,093,590	$2,030,506

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$100,713	$85,572
Accrued liabilities	294,518	314,410
Income taxes payable	34,470	39,874

Total Current Liabilities	429,701	439,856

Long-term Debt	-	-
Other Long-term Liabilities	208,144	200,435
Commitments and Contingencies
Shareholders’ Equity	1,455,745	1,390,215

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,093,590	$2,030,506

The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(in thousands, except per share amounts)

	For the Three Months Ended March 31,
	2011	2010

Revenue	$470,420	$435,170

Cost of services and products	371,619	335,465

Gross Profit	98,801	99,705

Selling, general and administrative expense	37,734	37,376

Income from Operations	61,067	62,329

Interest income	167	103

Interest expense	(147)	(1,641)

Equity earnings of unconsolidated affiliates	470	565

Other income (expense), net	(141)	(982)

Income before Income Taxes	61,416	60,374

Provision for income taxes	19,346	21,131

Net Income	$42,070	$39,243

Basic Earnings per Share	$0.78	$0.71

Diluted Earnings per Share	$0.77	$0.71

The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	For the Three Months Ended March 31,
	2011	2010
Cash Flows from Operating Activities:

Net income	$42,070	$39,243

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,437	39,033
Deferred income tax provision	4,299	2,340
Loss (gain) on dispositions of property and equipment	(1,100)	74
Noncash compensation	2,810	2,074
Distributions from Medusa Spar LLC greater than earnings	1,050	1,799
Excluding the effects of acquisitions, increase (decrease) in cash from:
Accounts receivable	(18,253)	(3,795)
Inventory and other current assets	4,162	1,571
Other assets	(1,355)	(759)
Currency translation effect on working capital	2,248	(1,221)
Current liabilities	(25,690)	11,530
Other long-term liabilities	3,207	324

Total adjustments to net income	6,815	52,970

Net Cash Provided by Operating Activities	48,885	92,213

Cash Flows from Investing Activities:

Purchases of property and equipment	(53,859)	(36,199)
Business acquisitions, net of cash acquired	(55,633)	-
Dispositions of property and equipment	1,994	16

Net Cash Used in Investing Activities	(107,498)	(36,183)

Cash Flows from Financing Activities:

Proceeds from issuance of common stock	-	693
Excess tax benefits from stock-based compensation	255	965

Net Cash Provided by Financing Activities	255	1,658

Net Increase (Decrease) in Cash and Cash Equivalents	(58,358)	57,688

Cash and Cash Equivalents — Beginning of Period	245,219	162,351

Cash and Cash Equivalents — End of Period	$186,861	$220,039

The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Summary of Major Accounting Policies

Basis of Presentation. We have prepared these unaudited consolidated financial statements pursuant to instructions for quarterly reports on Form 10-Q, which we are required to file with the Securities and Exchange Commission. These financial statements do not include all information and footnotes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States. These financial statements reflect all adjustments that we believe are necessary to present fairly our financial position at March 31, 2011 and our results of operations and cash flows for the periods presented. Except as otherwise disclosed herein, all such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in our annual report on Form 10-K for the year ended December 31, 2010. The results for interim periods are not necessarily indicative of annual results.

Based on changes in the economic facts and circumstances of our operations in Brazil, we have changed the functional currency of our Brazilian subsidiary from the U.S. dollar to the Brazilian real effective January 1, 2011. This change had no material effect on our financial statements.

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

Business Acquisition. On March 31, 2011, we purchased, for $56 million, Norse Cutting & Abandonment AS (“NCA”), a Norwegian oilfield technology company that specializes in providing subsea tooling services used in the plugging, abandonment and decommissioning of offshore oil and gas production platforms and subsea wellheads. In addition, NCA performs specialized maintenance and repair services on production platforms in the North Sea. NCA’s business is split approximately evenly between the North Sea and the U.S. Gulf of Mexico. We have accounted for this acquisition by allocating the purchase price to the net assets acquired based on their estimated fair values at the date of acquisition. This purchase price allocation is preliminary and based on information currently available to us, and is subject to change when we obtain final asset and liability valuations. This acquisition is not material. As a result, we have not included historical pro forma information.

Subsequent Events. We evaluated events and transactions through the issuance of these financial statements for possible recognition or disclosure.

New Accounting Standards. In October 2009, the FASB issued a release regarding accounting for revenue involving multiple-deliverable arrangements that will, in certain circumstances, require sellers to account for more products or services (“deliverables”) separately rather than as a combined unit.

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

The release requires that a seller determine its best estimated selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a stand-alone basis. The release does not prescribe any specific methods that sellers must use to accomplish this objective, but provides guidance.

For us, the release was effective prospectively for revenue arrangements entered into or materially modified on or after January 1, 2011. The provisions of the release have not had a material effect on our financial position or results of operations.

2.	Investment in Medusa Spar LLC

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

The following are condensed 100% statements of income of Medusa Spar LLC:

	For the Three Months Ended March 31,
	2011	2010
	(in thousands)

Medusa Spar LLC
Condensed Statements of Income
Revenue	$3,354	$3,545
Depreciation	(2,369)	(2,369)
General and administrative	(18)	(18)

Net Income	$967	$1,158

Equity Earnings reflected in our financial statements	$470	$565

3.	Inventory

Our inventory consisted of the following:

	Mar. 31, 2011	Dec. 31, 2010
	(in thousands)

Inventory for remotely operated vehicles	$118,796	$119,106
Other inventory, primarily raw materials	119,536	117,411

Total	$238,332	$236,517

We state our inventory at the lower of cost or market. We determine cost using the weighted-average method.

4.	Debt

We had no long-term debt at March 31, 2011 and December 31, 2010.

We capitalized no interest in the three-month periods ended March 31, 2011 and March 31, 2010.

5.	Commitments and Contingencies

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

We had an interest rate hedge in place on $100 million of floating rate debt under our revolving credit facility for the period August 2009 to August 2011, designated as a cash flow hedge. We terminated this hedge in May 2010.

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

One customer in Angola owed us $51 million at March 31, 2011, all of which is overdue. At December 31, 2010, this customer owed us $56 million and we collected $5 million from this customer during the quarter ended March 31, 2011. We completed the work on the contracts related to this receivable in the first quarter of 2010. Based on our past history with this customer, we believe this receivable will ultimately be collected.

6.	Shareholders’ Equity, Earnings per Share and Stock-Based Compensation

Shareholders’ Equity

Our shareholders’ equity consisted of the following:

	Mar. 31, 2011	Dec. 31, 2010
	(in thousands)
Common Stock, par value $0.25;
180,000,000 shares authorized; 55,417,044 shares issued	$13,854	$13,854
Additional paid-in capital	202,125	207,132
Treasury Stock, 1,150,459 and 1,301,662 shares, at cost	(54,254)	(61,385)
Retained earnings	1,281,644	1,239,574
Accumulated other comprehensive income (loss)	12,376	(8,960)

Total	$1,455,745	$1,390,215

During the three-month period ended March 31, 2011, we reissued 151,203 shares of treasury stock to satisfy obligations under our stock-based compensation plans.

Comprehensive income is the total of net income and all nonowner changes in equity. The amounts of comprehensive income for the periods indicated are as follows:

	For the Three Months Ended March 31,
	2011	2010
	(in thousands)

Net income per consolidated statements of income	$42,070	$39,243
Foreign currency translation gains (losses), net	21,336	(9,537)
Change in fair value of hedges, net of tax	-	47

Total	$63,406	$29,753

Amounts comprising the elements of other comprehensive income in Shareholders’ Equity are as follows:

	Mar. 31, 2011	Dec. 31, 2010
	(in thousands)

Accumulated net foreign currency translation adjustment	$16,073	$(5,263)
Pension liability adjustment, net of tax	(3,697)	(3,697)

Total	$12,376	$(8,960)

Earnings per Share

The following table presents our earnings per share calculations:

	For the Three Months Ended March 31,
	2011	2010
	(in thousands, except per share data)

Basic earnings per share:

Net income per consolidated statements of income	$42,070	$39,243
Income allocable to participating securities	-	(182)

Earnings allocable to common shareholders	$42,070	$39,061

Basic shares outstanding	54,178	55,013

Basic earnings per share	$0.78	$0.71

Diluted earnings per share:

Net income per consolidated statements of income	$42,070	$39,243
Income allocable to participating securities	-	(182)

Earnings allocable to diluted common shareholders	$42,070	$39,061

Diluted shares outstanding	54,501	55,224

Diluted earnings per share	$0.77	$0.71

Stock-Based Compensation

Stock Options. At March 31, 2011, we had no outstanding stock options, and we had no future stock-based compensation expense to be recognized pursuant to stock option grants.

Restricted Stock Plan Information. In 2011 and 2010, we granted restricted units of our common stock to certain of our key executives, key employees and Chairman of the Board. We also granted shares of restricted stock to our other non-employee directors. The restricted units granted to our key executives and key employees generally vest in full on the third anniversary of the award date, conditional on continued employment. The restricted unit grants, including those granted to our Chairman, can vest pro rata over three years, provided the individual meets certain age and years-of-service requirements. The grants to our other non-employee directors vest in full on the first anniversary of the award date, conditional upon continued service as a director.

For each of the restricted stock units granted in 2009 through 2011, at the earlier of three years after grant or at termination of employment or service, the grantee will be issued a share of our common stock for each common stock unit vested. As of March 31, 2011 and December 31, 2010, totals of 555,050 and 522,075 shares of restricted stock or restricted stock units were outstanding. Each grantee of shares of restricted stock is deemed to be the record owner of those shares during the restriction period, with the right to vote and receive any dividends on those shares. The restricted stock units outstanding have no voting or dividend rights.

We estimate that stock-based compensation cost not yet recognized related to shares of restricted stock or restricted stock units, based on their grant-date fair values, was $22.3 million at March 31, 2011. This expense is being recognized on a staged-vesting basis over three years for awards attributable to individuals meeting certain age and years-of-service requirements, and on a straight-line basis over the applicable vesting period of one or three years for the other awards.

7.	Income Taxes

During interim periods, we provide for income taxes based on our current estimated annual effective tax rate using assumptions as to (1) earnings and other factors that would affect the tax provision for the remainder of the year and (2) the operations of foreign branches and subsidiaries that are subject to local income and withholding taxes. The primary difference between our current 2011 estimated effective tax rate of 31.5% and the federal statutory tax rate of 35% reflects our intent to indefinitely reinvest in international operations; therefore, we are no longer providing for U.S. taxes on certain of our foreign earnings.

The financial statement recognition of the benefit for a tax position depends on the benefit being more likely than not to be sustainable upon audit by the applicable taxing authority. If this threshold is met, the tax benefit is then measured and recognized at the largest amount that is greater than 50 percent likely of being realized upon ultimate settlement. We account for any applicable interest and penalties on uncertain tax positions as a component of our provision for income taxes in our financial statements. There were no significant changes in the three-month periods ended March 31, 2011 and 2010, respectively, for penalties and interest taken in our financial statements relating to uncertain tax positions. Our total liabilities for penalties and interest on uncertain tax positions were $4.0 million on our balance sheets at March 31, 2011 and December 31, 2010. Including penalties and interest, we have accrued a net total of $5.6 million in the caption “other long-term liabilities” on our balance sheets at March 31, 2011 and December 31, 2010 for unrecognized tax benefits. All additions or reductions to those liabilities affect our effective income tax rate in the periods of change.

We do not believe that the total of our unrecognized tax benefits will significantly increase or decrease in the next 12 months.

We conduct our operations in a number of locations that have varying laws and regulations with regard to income and other taxes, some of which are subject to interpretation. Our tax returns are subject to audit by taxing authorities in multiple jurisdictions. These audits often take years to complete and settle. Since December 31, 2010, the changes to the earliest tax years open to examination by tax authorities where we have significant operations are: Angola — to 2006 from 2005 and Nigeria — to 2005 from 2004. Our management believes that adequate provisions have been made for all taxes that ultimately will be payable, although final determinations of tax liabilities may differ from our estimates.

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

There are no differences in the basis of segmentation or in the basis of measurement of segment profit or loss from those used in our consolidated financial statements for the year ended December 31, 2010.

The following summarizes certain financial data by business segment:

	For the Three Months Ended
	March 31, 2011	March 31, 2010	Dec. 31, 2010
		(in thousands)

Revenue
Oil and Gas
ROVs	$164,328	$158,947	$171,754
Subsea Products	157,318	111,403	152,747
Subsea Projects	37,569	57,824	62,949
Inspection	58,350	50,506	57,420

Total Oil and Gas	417,565	378,680	444,870
Advanced Technologies	52,855	56,490	56,428

Total	$470,420	$435,170	$501,298

Gross Profit
Oil and Gas
ROVs	$55,408	$61,763	$60,466
Subsea Products	41,787	28,285	45,812
Subsea Projects	5,331	9,315	14,882
Inspection	9,397	8,745	10,086

Total Oil and Gas	111,923	108,108	131,246
Advanced Technologies	6,313	7,902	6,438
Unallocated Expenses	(19,435)	(16,305)	(20,191)

Total	$98,801	$99,705	$117,493

Income from Operations
Oil and Gas
ROVs	$47,406	$53,736	$48,938
Subsea Products	27,683	15,655	31,787
Subsea Projects	3,036	7,058	12,438
Inspection	5,880	4,720	5,796

Total Oil and Gas	84,005	81,169	98,959
Advanced Technologies	2,517	4,264	2,470
Unallocated Expenses	(25,455)	(23,104)	(27,687)

Total	$61,067	$62,329	$73,742

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

During the three months ended March 31, 2011, we made $109 million of capital expenditures, of which $64 million was invested our Subsea Products segment and $30 million was invested our ROV segment. The amount in our Subsea Products segment included $56 million for a business acquisition.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain forward-looking statements we make in this quarterly report on Form 10-Q, including, without limitation, statements regarding our expectations about:

•	second quarter of 2011 and full year of 2011 operating results and earnings per share, and the contributions from our segments to those results;
•	the level of services and products we anticipate;
•

the adverse impact on our operating margins and earnings for the remainder of 2011 as a result of the U.S. Department of Interior Drilling Moratorium and subsequent regulatory developments and delay in issuing drilling permits in the U.S. Gulf of Mexico;

•	cash flows and segment results;
•	our plans for future operations (including planned additions to our remotely operated vehicle (“ROV”) fleet and other capital expenditures);
•	the adequacy of our liquidity and capital resources;
•	our plans to renew or replace our revolving credit facility in 2011;
•	our anticipated tax rates;
•	seasonality; and
•	industry conditions

are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to various risks, uncertainties and assumptions, including those we have referred to under the heading “Risk Factors” in this report and under the headings “Risk Factors” and “Cautionary Statement Concerning Forward-Looking Statements” in Part I of our annual report on Form 10-K for the year ended December 31, 2010. Although we believe that the expectations reflected in such forward-looking statements are reasonable, because of the inherent limitations in the forecasting process, as well as the relatively volatile nature of the industries in which we operate, we can give no assurance that those expectations will prove to be correct. Accordingly, evaluation of our future prospects must be made with caution when relying on forward-looking information.

The following discussion should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our annual report on Form 10-K for the year ended December 31, 2010.

Executive Overview

We are raising our 2011 diluted earnings per share estimate from the range of $3.45 to $3.75 to the range of $3.65 to $3.90 to account for a lower estimated tax rate, our first quarter results and revised outlooks for our Subsea Products and Subsea Projects segments. This compares to our 2010 diluted earnings per share of $3.65. We have lowered our estimated effective tax rate from 34.3% in 2010 to 31.5% in 2011. We now believe our Subsea Products operating income will be higher in 2011 than it was in 2010, as we anticipate increased tooling and installation, workover and control systems (“IWOCS”) service sales. Additionally, we believe that our Subsea Projects segment will have lower operating income than we had previously projected, as it appears that market demand in the U.S. Gulf of Mexico to perform installation projects and inspection, maintenance and repair work will be lower in 2011 than we had anticipated. The actual level of 2011 demand will be a major factor that will influence our 2011 results. We are not revising our outlook for ROVs as we anticipate stronger international demand will offset a weaker construction market in the U.S. Gulf of Mexico. We forecast second quarter 2011 diluted earnings per share of $.90 to $1.00, with increases in operating income from all of our oilfield business segments over the first quarter of 2011.

We generate approximately 90% of our revenue and substantially all of our operating income before Unallocated Expenses from our services and products provided to the oil and gas industry, particularly in the deepwater sector of the offshore market. Consequently, the level of our customers’ capital spending on deepwater exploration and development has a significant impact on the demand for many of our services and products. Looking forward, we face uncertainties in the level of this spending and the timing of projects. These uncertainties have been exacerbated by the Deepwater Horizon drilling rig tragedy at the Macondo well in the U.S. Gulf of Mexico in April 2010, the resulting environmental impacts, and the effects of the U.S. Department of the Interior drilling moratorium that had been imposed in response to the incident and the new environmental and safety regulations established by the U.S. government. The moratorium, which was lifted in October 2010, and the subsequent regulatory developments and delay in issuing drilling permits began to have an unfavorable effect on our U.S. Gulf of Mexico ROV operations in June 2010 and are expected to continue to have an adverse impact on our earnings during the second quarter of 2011 and the rest of the year. Deepwater well permitting in the U.S. Gulf of Mexico has resumed, with eight drilling permits issued by March 31, 2011 and three more in April 2011. We estimate that 20 to 25 deepwater rigs will be working in the U.S. Gulf of Mexico by the end of 2011. This compares to 14 at April 30, 2011, seven at December 31, 2010 and 30 at March 31, 2010.

Critical Accounting Policies and Estimates

For information about our Critical Accounting Policies and Estimates, please refer to the discussion in our annual report on Form 10-K for the year ended December 31, 2010 under the heading “Critical Accounting Policies and Estimates” in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operation.

New Accounting Standards

For a discussion of new accounting standards applicable to us, see the discussion in Note 1 to the Consolidated Financial Statements contained in Item 1 of this quarterly report on Form 10-Q.

Liquidity and Capital Resources

We consider our liquidity and capital resources adequate to support our existing operations and capital commitments. At March 31, 2011, we had working capital of $527 million, including $187 million of cash and cash equivalents. Additionally, we had $300 million of borrowing capacity available under our revolving credit facility.

Our capital expenditures were $109 million during the first three months of 2011, as compared to $36 million during the corresponding period of last year. We added four new ROVs to our fleet during the three months ended March 31, 2011 and retired four, resulting in a total of 260 ROVs. We plan to add 11 to 16 more new ROVs during the rest of 2011, and most of these are in the process of being built or installed. Our capital expenditures in the three months ended March 31, 2011 included $56 million for the acquisition of Norse Cutting & Abandonment AS (“NCA”), a Norwegian oilfield technology company, and $30 million in our ROV segment. NCA specializes in providing subsea tooling services used in the plugging, abandonment and decommissioning of offshore production platforms and subsea wellheads in the North Sea and the U.S. Gulf of Mexico. In addition, NCA performs specialized maintenance and repair services on production platforms in the North Sea. NCA is part of our Subsea Products segment. We estimate our capital expenditures for 2011 will be in the range of $220 million to $250 million, with $100 million for upgrading and adding vehicles to our ROV fleet, $56 million for the NCA acquisition, and $40 million in Subsea Projects, including the completion of the Ocean Patriot renovation and the addition of a third saturation diving system.

We have chartered a deepwater vessel, the Ocean Intervention III, for a term that now extends to May 2012, with annual extension options for up to four additional years. We have also chartered an additional deepwater vessel, the Olympic Intervention IV, for an initial five-year term ending in July 2013, with one two-year and three one-year extension options. We have outfitted each of these deepwater vessels with two of our high specification work-class ROVs, and we use these vessels to perform subsea hardware installation and inspection, repair and maintenance projects in the ultra-deep waters of the U.S. Gulf of Mexico.

We had no material contractual commitments for capital expenditures at March 31, 2011. We believe our cash provided from operating activities will exceed our capital expenditures in 2011.

At March 31, 2011, we had no long-term debt outstanding and an available $300 million revolving credit facility, which is scheduled to expire in January 2012. The revolving credit facility has short-term interest rates that float with market rates, plus applicable spreads. We plan to renew or replace our revolving credit agreement in 2011.

Our principal source of cash from operating activities is our net income, adjusted for the non-cash expenses of depreciation and amortization, deferred income taxes and noncash compensation under our restricted stock plans. Our $49 million and $92 million of cash provided from operating activities in the three-month periods ended March 31, 2011 and 2010, respectively, were affected by cash increases/(decreases) of ($18 million) and ($4 million), respectively, from changes in accounts receivable and ($26 million) and $12 million, respectively, from changes in current liabilities.

In the three-month period ended March 31, 2011, we generated $49 million in cash from operating activities and used $107 million of cash in investing activities. The cash used in investing activities was used for the capital expenditures, including the business acquisition, described above.

We have not guaranteed any debt not reflected on our consolidated balance sheet and do not have any off-balance sheet arrangements, as defined by SEC rules.

In February 2010, our Board of Directors approved a plan to repurchase up to 6 million shares of our common stock. The timing and amount of repurchases will be determined by our management. We expect that any shares repurchased under the plan will be held as treasury stock for future use. The plan does not obligate us to repurchase any particular number of shares. We repurchased a total of 1.1 million shares for $49.5 million during 2010, and we have made no additional repurchases during 2011.

Results of Operations

We operate in five business segments. The segments are contained within two businesses — services and products provided to the oil and gas industry (“Oil and Gas”) and all other services and products (“Advanced Technologies”). Our Unallocated Expenses are those not associated with a specific business segment.

Consolidated revenue and margin information is as follows:

	For the Three Months Ended
	March 31, 2011	March 31, 2010	Dec. 31, 2010
	(dollars in thousands)

Revenue	$470,420	$435,170	$501,298
Gross profit	98,801	99,705	117,493
Gross margin	21%	23%	23%
Operating income	61,067	62,329	73,742
Operating margin	13%	14%	15%

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

Oil and Gas

The following table sets forth the revenues and margins for our Oil and Gas business segments for the periods indicated.

	For the Three Months Ended
	March 31, 2011	March 31, 2010	Dec. 31, 2010
	(dollars in thousands)

Remotely Operated Vehicles
Revenue	$164,328	$158,947	$171,754
Gross profit	55,408	61,763	60,466
Gross margin	34%	39%	35%
Operating income	47,406	53,736	48,938
Operating margin	29%	34%	28%
Days available	23,274	22,398	23,517
Utilization %	71%	75%	73%

Subsea Products
Revenue	157,318	111,403	152,747
Gross profit	41,787	28,285	45,812
Gross margin	27%	25%	30%
Operating income	27,683	15,655	31,787
Operating margin	18%	14%	21%
Backlog at the end of the period	382,000	338,000	384,000

Subsea Projects
Revenue	37,569	57,824	62,949
Gross profit	5,331	9,315	14,882
Gross margin	14%	16%	24%
Operating income	3,036	7,058	12,438
Operating margin	8%	12%	20%

Inspection
Revenue	58,350	50,506	57,420
Gross profit	9,397	8,745	10,086
Gross margin	16%	17%	18%
Operating income	5,880	4,720	5,796
Operating margin	10%	9%	10%

Total Oil and Gas
Revenue	$417,565	$378,680	$444,870
Gross profit	111,923	108,108	131,246
Gross margin	27%	29%	30%
Operating income	84,005	81,169	98,959
Operating margin	20%	21%	22%

In general, our Oil and Gas business focuses on supplying services and products to the deepwater sector of the offshore market. We are the world’s largest provider of ROV services, and profit from this business segment typically constitutes more than half of our total operating income.

Our ROV segment revenue reflects the utilization percentages, fleet sizes and average pricing of the respective periods. Our operating income decreased in the quarter ended March 31, 2011 compared to the corresponding quarter of the prior year from lower utilization. Our ROV revenue and operating income decreased from the immediately preceding quarter from lower construction activity. We expect our full-year 2011 ROV operating income to be more than 2010, due to increases in fleet size and days on hire, with an increase in international demand and fewer days on hire in the U.S. Gulf of Mexico. We expect our operating margin to be slightly below our 2010 level due to the change in geographic mix. We expect to add a total of 15 to 20 new ROVs in 2011, including the four we added in the first quarter.

Our Subsea Products revenue and margins for the three months ended March 31, 2011 were higher than those of the corresponding period of the prior year. The improvements came from both our umbilical and specialty products, particularly our IWOCS operations. The IWOCS improvement was attributable to a large multi-well completion project in West Africa and an increase in activity in the U.S. Gulf of Mexico. Compared to the immediately preceding quarter, our operating income for the quarter ended March 31, 2011 declined on lower field development hardware sales. Our Subsea Products backlog was $382 million at March 31, 2011 compared to $384 million at December 31, 2010. We have raised our Subsea Products forecast for 2011, and now believe Subsea Products operating income will be higher in 2011 than what we reported for 2010, as we expect higher tooling and IWOCS sales than we previously had anticipated.

Our Subsea Projects operating income declined in the first quarter of 2011 compared to the corresponding period of the prior year and the immediately preceding quarter from lower demand for our shallow water diving and deepwater vessel services in the U.S. Gulf of Mexico. While we expect a seasonal increase in demand after the first quarter, our outlook for the rest of 2011 is for weaker demand and pricing for our deepwater vessel and diving services than we had previously forecast, resulting in even lower 2011 operating income. During the three months ended March 31, 2010, we recorded a $5.2 million impairment charge to adjust the carrying value of our vessel held for sale, The Performer, to its fair value less estimated costs to sell. The Performer completed its contract in Angola during the first quarter of 2010. After our attempts to market it for use internationally failed, and in light of the soft vessel market, the age of the vessel and the competition it was facing against newer and more capable vessels, we decided to sell the vessel, and completed the sale in July 2010 for approximately the vessel’s reduced carrying value.

Our Inspection revenue and operating income were higher in the three-month period ended March 31, 2011 compared to the corresponding period of the prior year due to increased international service sales. Inspection results were consistent with those of the immediately preceding period.

Advanced Technologies

Revenue and margin information was as follows:

	For the Three Months Ended
	March 31, 2011	March 31, 2010	Dec. 31, 2010
	(dollars in thousands)

Revenue	$52,855	$56,490	$56,428
Gross profit	6,313	7,902	6,438
Gross margin	12%	14%	11%
Operating income	2,517	4,264	2,470
Operating margin	5%	8%	4%

Advanced Technologies operating income in the three-month period ended March 31, 2011 included an adjustment of $2 million for additional cost estimates on a contract for overhauling landing craft for the U.S. Navy.

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

The following table sets forth our Unallocated Expenses for the periods indicated.

	For the Three Months Ended
	March 31, 2011	March 31, 2010	Dec. 31, 2010
	(dollars in thousands)

Gross profit expenses	$19,435	$16,305	$20,191
% of revenue	4%	4%	4%
Operating income expenses	25,455	23,104	27,687
% of revenue	5%	5%	6%

The decrease in the three-month period ended March 31, 2011 compared to the immediately preceding quarter was due to lower incentive compensation and administrative expenses.

Other

The following table sets forth our significant financial statement items below the income from operations line.

	For the Three Months Ended
	March 31, 2011	March 31, 2010	Dec. 31, 2010
	(in thousands)

Interest income	$167	$103	$243
Interest expense	(147)	(1,641)	(374)
Equity earnings of unconsolidated affiliates	470	565	361
Other income (expense), net	(141)	(982)	(1,171)
Provision for income taxes	19,346	21,131	25,007

Interest expense declined in the first quarter of 2011 compared to the first quarter of 2010, as we had no debt during 2011. Interest expense includes fees for lender commitments under our revolving credit agreement and fees for standby letters of credit and bank guarantees that banks issue on our behalf for performance bonds, bid bonds and self-insurance requirements.

Our equity earnings of unconsolidated affiliates consists of earnings from our 50% equity interest in Medusa Spar LLC, which owns a 75% interest in the Medusa Spar production platform in the U.S. Gulf of Mexico. Medusa Spar LLC earns revenue on a tariff basis on oil and gas production throughput processed by the platform from the Medusa field and other surrounding areas.

Other income (expense), net consisted principally of foreign currency transaction losses for all three periods presented.

The provisions for income taxes were related to U.S. income taxes that we provided at estimated annual effective rates using assumptions as to earnings and other factors that would affect the tax provision for the remainder of the year and to the operations of foreign branches and subsidiaries that were subject to local income and withholding taxes. We anticipate our effective tax rate for 2011 will be 31.5%. The primary difference between our current 2011 estimated effective tax rate of 31.5% and the federal statutory tax rate of 35% reflects our intent to indefinitely reinvest in international operations; therefore, we are no longer providing for U.S. taxes on certain of our foreign earnings.

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

Because we operate in various oil and gas exploration and production regions in the world, we conduct a portion of our business in currencies other than the U.S. dollar. The functional currency for several of our international operations is the applicable local currency. A stronger U.S. dollar against the U.K. pound sterling and the Norwegian kroner would result in lower operating income. We manage our exposure to changes in foreign exchange rates principally through arranging compensation in U.S. dollars or freely convertible currency and, to the extent possible, by limiting compensation received in other currencies to amounts necessary to meet obligations denominated in those currencies. We use the exchange rates in effect as of the balance sheet date to translate assets and liabilities as to which the functional currency is the local currency, resulting in translation adjustments that we reflect as accumulated other comprehensive income or loss in the shareholders’ equity section of our Consolidated Balance Sheets. We recorded adjustments of $21.3 million and ($9.5 million) to our equity accounts in the three-month periods ended March 31, 2011 and 2010, respectively. Positive adjustments reflect the net impact of the weakening of the U.S. dollar against various foreign currencies for locations where the functional currency is the local currency. Conversely, negative adjustments reflect the effect of a strengthening dollar.

We recorded foreign currency transaction losses of $0.1 million and $0.8 million which are included in Other income (expense), net in our Consolidated Income Statements in the three-month periods ended March 31, 2011 and 2010, respectively. We are currently exposed to certain market risks arising from transactions we have entered into in the normal course of business. These risks relate to interest rate changes and fluctuations in foreign exchange rates. We do not believe these risks are material. We have not entered into any market risk sensitive instruments for speculative or trading purposes. We manage our exposure to interest rate changes primarily through the use of a combination of fixed- and floating-rate debt. See Note 5 of Notes to Consolidated Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2010 for a description of our long-term debt agreements, interest rates and maturities. We believe that significant interest rate changes would not have a material near-term impact on our future earnings or cash flows.

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

One customer in Angola owed us $51 million at March 31, 2011, all of which is overdue. At December 31, 2010, this customer owed us $56 million and we collected $5 million from this customer during the quarter ended March 31, 2011. We completed the work on the contracts related to this receivable in the first quarter of 2010. Based on our past history with this customer, we believe this receivable ultimately will be collected.

Item 4. Controls and Procedures.

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a–15(e) and 15d–15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2011 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has been no change in our internal control over financial reporting that occurred during the three months ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

Various actions and claims are pending against us, most of which are covered by insurance. Although we cannot predict the ultimate outcome of these matters, we believe the ultimate liability, if any, that may result from these actions and claims will not materially affect our results of operations, cash flow or financial position.

Item 6.  Exhibits

		Registration or File Number	Form or Report	Report/Filing Date	Exhibit Number

* 3.01	Restated Certificate of Incorporation	1-10945	10-K	Dec. 2000	3.01
* 3.02	Certificate of Amendment to Restated Certificate of Incorporation	1-10945	8-K	May 2008	3.1
* 3.03	Amended and Restated Bylaws	1-10945	8-K	Dec. 2007	3.1
10.01	Oceaneering International, Inc. 2011 Annual Cash Bonus Award Program
* 10.02	Form of 2011 Restricted Stock Unit Agreement	1-10945	8-K	Feb. 2011	10.1
* 10.03	Form of 2011 Performance Unit Agreement	1-10945	8-K	Feb. 2011	10.2
* 10.04	Form of 2011 Chairman Restricted Stock Unit Agreement	1-10945	8-K	Feb. 2011	10.3
* 10.05	Form of 2011 Chairman Performance Unit Agreement	1-10945	8-K	Feb. 2011	10.4
* 10.06	2011 Performance Award: Goals and Measures, relating to the form of 2011 Performance Unit Agreement and 2011 Chairman Performance Unit Agreement	1-10945	8-K	Feb. 2011	10.5
* 10.07	Form of 2011 Nonemployee Director Restricted Stock Agreement	1-10945	8-K	Feb. 2011	10.6
31.01	Rule 13a-14(a)/15d-14(a) Certification by T. Jay Collins, Chief Executive Officer
31.02	Rule 13a-14(a)/15d-14(a) Certification by Marvin J. Migura, Chief Financial Officer
32.01	Section 1350 Certification by T. Jay Collins, Chief Executive Officer
32.02	Section 1350 Certification by Marvin J. Migura, Chief Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates exhibit previously filed with the Securities and Exchange Commission, as indicated, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OCEANEERING INTERNATIONAL, INC.
(Registrant)
May 5, 2011	By: /S/ T. JAY COLLINS
T. Jay Collins
President and Chief Executive Officer
May 5, 2011	By: /S/ MARVIN J. MIGURA
Marvin J. Migura
Senior Vice President and Chief Financial Officer
May 5, 2011	By: /S/ W. CARDON GERNER
W. Cardon Gerner
Vice President and Chief Accounting Officer

Index to Exhibits

		Registration or File Number	Form or Report	Report/Filing Date	Exhibit Number

* 3.01	Restated Certificate of Incorporation	1-10945	10-K	Dec. 2000	3.01
* 3.02	Certificate of Amendment to Restated Certificate of Incorporation	1-10945	8-K	May 2008	3.1
* 3.03	Amended and Restated Bylaws	1-10945	8-K	Dec. 2007	3.1
10.01	Oceaneering International, Inc. 2011 Annual Cash Bonus Award Program
* 10.02	Form of 2011 Restricted Stock Unit Agreement	1-10945	8-K	Feb. 2011	10.1
* 10.03	Form of 2011 Performance Unit Agreement	1-10945	8-K	Feb. 2011	10.2
* 10.04	Form of 2011 Chairman Restricted Stock Unit Agreement	1-10945	8-K	Feb. 2011	10.3
* 10.05	Form of 2011 Chairman Performance Unit Agreement	1-10945	8-K	Feb. 2011	10.4
* 10.06	2011 Performance Award: Goals and Measures, relating to the form of 2011 Performance Unit Agreement and 2011 Chairman Performance Unit Agreement	1-10945	8-K	Feb. 2011	10.5
* 10.07	Form of 2011 Nonemployee Director Restricted Stock Agreement	1-10945	8-K	Feb. 2011	10.6
31.01	Rule 13a-14(a)/15d-14(a) Certification by T. Jay Collins, Chief Executive Officer
31.02	Rule 13a-14(a)/15d-14(a) Certification by Marvin J. Migura, Chief Financial Officer
32.01	Section 1350 Certification by T. Jay Collins, Chief Executive Officer
32.02	Section 1350 Certification by Marvin J. Migura, Chief Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates exhibit previously filed with the Securities and Exchange Commission, as indicated, and incorporated herein by reference.