Form 10-Q
period 2011-06-30
OCEANEERING INTERNATIONAL INC
filed 2011-08-03
CIK 73756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

The number of shares of the registrant’s common stock outstanding as of July 29, 2011 was 108,533,170.

Oceaneering International, Inc.

Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30,	Dec. 31,
	2011	2010
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$150,918	$245,219
Accounts receivable, net of allowances for doubtful accounts of $6,093 and $5,655	500,432	424,014
Inventory	264,488	236,517
Other current assets	79,033	77,752

Total Current Assets	994,871	983,502

Property and equipment, at cost	1,776,755	1,631,109
Less accumulated depreciation	912,641	844,736

Net Property and Equipment	864,114	786,373

Other Assets:
Goodwill	170,149	143,234
Investment in Medusa Spar LLC	50,767	51,820
Other	80,560	65,577

Total Other Assets	301,476	260,631

TOTAL ASSETS	$2,160,461	$2,030,506

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$116,409	$85,572
Accrued liabilities	279,899	314,410
Income taxes payable	42,272	39,874

Total Current Liabilities	438,580	439,856
Long-term Debt	—	—
Other Long-term Liabilities	215,514	200,435
Commitments and Contingencies
Shareholders’ Equity	1,506,367	1,390,215

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,160,461	$2,030,506

The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(in thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Revenue	$545,838	$464,303	$1,016,258	$899,473

Cost of services and products	419,722	340,800	791,341	676,265

Gross Profit	126,116	123,503	224,917	223,208

Selling, general and administrative expense	44,442	38,129	82,176	75,505

Income from Operations	81,674	85,374	142,741	147,703

Interest income	89	111	256	214

Interest expense	(212)	(3,878)	(359)	(5,519)

Equity earnings of unconsolidated affiliates	1,430	450	1,900	1,015

Other income (expense), net	(217)	1,507	(358)	525

Income before Income Taxes	82,764	83,564	144,180	143,938

Provision for income taxes	26,071	29,247	45,417	50,378

Net Income	$56,693	$54,317	$98,763	$93,560

Basic Earnings per Share	$0.52	$0.49	$0.91	$0.85

Diluted Earnings per Share	$0.52	$0.49	$0.91	$0.84

The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	For the Six Months Ended June 30,
	2011	2010
Cash Flows from Operating Activities:
Net income	$98,763	$93,560

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	73,145	73,132
Deferred income tax provision	3,824	272
Gain on dispositions of property and equipment	(960)	(2,700)
Noncash compensation	5,707	4,222
Distributions from Medusa Spar LLC greater than earnings	1,053	3,048
Excluding the effects of acquisitions, increase (decrease) in cash from:
Accounts receivable	(64,468)	(531)
Inventory	(23,217)	(7,117)
Other operating assets	(585)	(6,517)
Currency translation effect on working capital	2,620	(2,981)
Operating liabilities	(10,393)	40,788

Total adjustments to net income	(13,274)	101,616

Net Cash Provided by Operating Activities	85,489	195,176

Cash Flows from Investing Activities:
Purchases of property and equipment	(108,204)	(94,874)
Business acquisitions, net of cash acquired	(59,558)	—
Dispositions of property and equipment	3,997	3,500
Disposition of equity method investment	—	1,348

Net Cash Used in Investing Activities	(163,765)	(90,026)

Cash Flows from Financing Activities:
Net payments of revolving credit	—	(100,000)
Proceeds from issuance of common stock	—	693
Cash dividends paid	(16,280)	—
Purchases of treasury stock	—	(24,460)
Excess tax benefits from stock-based compensation	255	965

Net Cash Provided by Financing Activities	(16,025)	(122,802)

Net Increase (Decrease) in Cash and Cash Equivalents	(94,301)	(17,652)
Cash and Cash Equivalents — Beginning of Period	245,219	162,351

Cash and Cash Equivalents — End of Period	$150,918	$144,699

The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1. Summary of Major Accounting Policies

Basis of Presentation. We have prepared these unaudited consolidated financial statements pursuant to instructions for quarterly reports on Form 10-Q, which we are required to file with the Securities and Exchange Commission. These financial statements do not include all information and footnotes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States. These financial statements reflect all adjustments that we believe are necessary to present fairly our financial position at June 30, 2011 and our results of operations and cash flows for the periods presented. Except as otherwise disclosed herein, all such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in our annual report on Form 10-K for the year ended December 31, 2010. The results for interim periods are not necessarily indicative of annual results.

Based on changes in the economic facts and circumstances of our operations in Brazil, we have changed the functional currency of our Brazilian subsidiary from the U.S. dollar to the Brazilian real effective January 1, 2011. This change had no material effect on our financial statements.

Stock Split. On May 6, 2011, our Board of Directors declared a two-for-one stock split to be effected in the form of a stock dividend of our common stock to our shareholders of record at the close of business on May 19, 2011. The stock dividend was distributed on June 10, 2011. All historical share and per share data in this Form 10-Q reflect this stock split. The total number of authorized shares of common stock and par value were unchanged by this stock split. We have restated shareholders’ equity to give retroactive recognition of the stock split for all periods presented by reclassifying an amount equal to the par value of the additional shares issued through the stock dividend from additional paid-in capital to common stock.

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

During the six-month period ended June 30, 2010, we recorded an impairment charge of $5.2 million to reduce the carrying value of our vessel held for sale, The Performer, to its fair value, less estimated costs to sell. This charge is reflected within the cost of services and products of our Subsea Projects segment. The Performer completed its contract in Angola during the first quarter of 2010. We estimated the fair value based on preliminary offers presented to us to purchase the vessel by market participants, which we believed were Level 3 inputs. In July 2010, we sold the vessel for approximately its reduced carrying value.

Reclassifications. Certain amounts from prior periods have been restated to conform to the current presentation.

Business Acquisitions. On March 31, 2011, we purchased, for $56 million net of cash acquired, Norse Cutting & Abandonment AS (“NCA”), a Norwegian oilfield technology company that specializes in providing subsea tooling services used in the plugging, abandonment and decommissioning of offshore oil and gas production platforms and subsea wellheads. In addition, NCA performs specialized maintenance and repair services on production platforms in the North Sea. NCA’s business is split approximately evenly between the North Sea and the U.S. Gulf of Mexico. We have accounted for this acquisition by allocating the purchase price to the net assets acquired based on their estimated fair values at the date of acquisition. This purchase price allocation is preliminary and based on information currently available to us, and is subject to change when we obtain final asset and liability valuations. This acquisition, along with another smaller acquisition we made in the second quarter, are not material. As a result, we have not included historical pro forma information.

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

Note 2. Investment in Medusa Spar LLC

We own a 50% equity interest in Medusa Spar LLC. Medusa Spar LLC owns an interest in a production spar platform in the U.S. Gulf of Mexico. Medusa Spar LLC’s revenue is derived from processing oil and gas production for a fee based on the volumes processed through the platform. Medusa Spar LLC has no debt. We believe our maximum exposure to loss from our investment in Medusa Spar LLC is our investment. Medusa Spar LLC is a variable interest entity. We are not the primary beneficiary of Medusa Spar LLC because we own 50% of its equity and we do not manage the operations of the asset it owns. As we are not the primary beneficiary, we are accounting for our investment in Medusa Spar LLC under the equity method of accounting. Equity earnings from Medusa Spar LLC reflected in our financial statements are after amortization of our initial acquisition costs.

The following are condensed 100% statements of income of Medusa Spar LLC:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)
Medusa Spar LLC
Condensed Statements of Income
Revenue	$5,277	$3,316	$8,631	$6,861
Depreciation	(2,370)	(2,370)	(4,739)	(4,739)
General and administrative	(18)	(18)	(36)	(36)

Net Income	$2,889	$928	$3,856	$2,086

Equity Earnings reflected in our financial statements	$1,430	$450	$1,900	$1,015

Note 3. Inventory

Our inventory consisted of the following:

	June 30, 2011	Dec. 31, 2010
	(in thousands)
Inventory for remotely operated vehicles	$134,971	$119,106
Other inventory, primarily raw materials	129,517	117,411

Total	$264,488	$236,517

We state our inventory at the lower of cost or market. We determine cost using the weighted-average method.

Note 4. Debt

We had no long-term debt at June 30, 2011 and December 31, 2010.

We capitalized $0.1 million of interest in the three- and six-month periods ended June 30, 2010. We have not capitalized any interest in 2011.

Note 5. Commitments and Contingencies

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

One customer in Angola owed us $51 million at June 30, 2011, all of which is overdue. At December 31, 2010, this customer owed us $56 million. We collected $5 million from this customer during the six months ended June 30, 2011, and we have collected an additional $5 million subsequent to June 30, 2011. We completed the work on the contracts related to this receivable in the first quarter of 2010. Based on our past history with this customer, we believe this receivable will ultimately be collected.

Note 6. Shareholders’ Equity, Earnings per Share and Stock-Based Compensation

Shareholders’ Equity

Our shareholders’ equity consisted of the following:

	June 30, 2011	Dec. 31, 2010
	(in thousands)
Common Stock, par value $0.25;
180,000,000 shares authorized;
110,834,088 shares issued	$27,709	$27,709
Additional paid-in capital	191,168	193,277
Treasury Stock, 2,300,918 and 2,603,324 shares, at cost	(54,254)	(61,385)
Retained earnings	1,322,057	1,239,574
Accumulated other comprehensive income (loss)	19,687	(8,960)

Total	$1,506,367	$1,390,215

During the six-month period ended June 30, 2011, we reissued 302,406 shares of treasury stock to satisfy obligations under our stock-based compensation plans. On June 29, 2011, we paid a cash dividend of $0.15 per share, totaling $16,280,000, to our shareholders of record at the close of business on June 17, 2011. This was the first of a regular quarterly dividend program we announced in May 2011. In July 2011, we announced another quarterly dividend of $0.15 per share to be paid on September 20, 2011 to our shareholders of record at the close of business on September 1, 2011.

Comprehensive Income

Comprehensive income is the total of net income and all nonowner changes in equity. The amounts of comprehensive income for the periods indicated are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)
Net income per consolidated statements of income	$56,693	$54,317	$98,763	$93,560
Foreign currency translation gains (losses), net of tax	7,311	(18,234)	28,647	(27,771)
Change in fair value of hedges, net of tax	—	2,381	—	2,428

Total	$64,004	$38,464	$127,410	$68,217

Accumulated other comprehensive Income

Amounts comprising the elements of other comprehensive income in Shareholders’ Equity are as follows:

	June 30, 2011	Dec. 31, 2010
	(in thousands)
Accumulated net foreign currency translation adjustments, net of tax	$23,384	$(5,263)
Pension liability adjustment, net of tax	(3,697)	(3,697)

Total	$19,687	$(8,960)

Earnings per Share

The following table presents our earnings per share calculations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands, except per share data)
Basic earnings per share:
Net income per consolidated statements of income	$56,693	$54,317	$98,763	$93,560
Income allocable to participating securities	—	(171)	—	(364)

Earnings allocable to common shareholders	$56,693	$54,146	$98,763	$93,196

Basic shares outstanding	108,533	109,909	108,445	109,968

Basic earnings per share	$0.52	$0.49	$0.91	$0.85

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands, except per share data)
Diluted earnings per share:
Net income per consolidated statements of income	$56,693	$54,317	$98,763	$93,560
Income allocable to participating securities	—	(170)	—	(362)

Earnings allocable to diluted common shareholders	$56,693	$54,147	$98,763	$93,198

Diluted shares outstanding	109,147	110,371	109,075	110,408

Diluted earnings per share	$0.52	$0.49	$0.91	$0.84

Stock-Based Compensation

Stock Options. At June 30, 2011, we had no outstanding stock options, and we had no future stock-based compensation expense to be recognized pursuant to stock option grants.

Restricted Stock Plan Information. We grant restricted units of our common stock to certain of our key executives, key employees and Chairman of the Board. We also grant shares of restricted stock to our other non-employee directors. The restricted units granted to our key executives and key employees generally vest in full on the third anniversary of the award date, conditional on continued employment. The restricted unit grants, including those granted to our Chairman, can vest pro rata over three years, provided the individual meets certain age and years-of-service requirements. The grants to our other non-employee directors vest in full on the first anniversary of the award date, conditional upon continued service as a director.

For each of the restricted stock units granted in 2009 through 2011, at the earlier of three years after grant or at termination of employment or service, the grantee will be issued a share of our common stock for each common stock unit vested. As of June 30, 2011 and December 31, 2010, totals of 1,099,200 and 1,044,150 shares of restricted stock or restricted stock units were outstanding. Each grantee of shares of restricted stock is deemed to be the record owner of those shares during the restriction period, with the right to vote and receive any dividends on those shares. The restricted stock units outstanding have no voting or dividend rights.

We estimate that stock-based compensation cost not yet recognized related to shares of restricted stock or restricted stock units, based on their grant-date fair values, was $18.8 million at June 30, 2011. This expense is being recognized on a staged-vesting basis over three years for awards attributable to individuals meeting certain age and years-of-service requirements, and on a straight-line basis over the applicable vesting period of one or three years for the other awards.

Note 7. Income Taxes

General

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

We conduct our operations in a number of locations that have varying laws and regulations with regard to income and other taxes, some of which are subject to interpretation. Our tax returns are subject to audit by taxing authorities in multiple jurisdictions. These audits often take years to complete and settle. Since December 31, 2010, the changes to the earliest tax years open to examination by tax authorities where we have significant operations are: Norway — to 2001 from 2000, Angola — to 2006 from 2005 and Nigeria — to 2005 from 2004. Our management believes that adequate provisions have been made for all taxes that ultimately will be payable, although final determinations of tax liabilities may differ from our estimates.

Income Tax Positions

The financial statement recognition of the benefit for a tax position depends on the benefit being more likely than not to be sustainable upon audit by the applicable taxing authority. If this threshold is met, the tax benefit is then measured and recognized at the largest amount that is more likely than not of being realized upon ultimate settlement. We account for any applicable interest and penalties on uncertain tax positions as a component of our provision for income taxes in our financial statements. There were no significant changes in the six-month periods ended June 30, 2011 and 2010, respectively, for penalties and interest taken in our financial statements relating to uncertain tax positions. Our total liabilities for penalties and interest on uncertain tax positions were $4.3 million and $4.0 million on our balance sheets at June 30, 2011 and December 31, 2010, respectively. Including penalties and interest, we have accrued a net total of $5.7 million and $5.6 million in the caption “other long-term liabilities” on our balance sheets at June 30, 2011 and December 31, 2010, respectively, for unrecognized tax benefits. All additions or reductions to those liabilities affect our effective income tax rate in the periods of change.

We do not believe that the total of our unrecognized tax benefits will significantly increase or decrease in the next 12 months.

Note 8. Business Segment Information

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

The following summarizes certain financial data by business segment:

	For the Three Months Ended			For the Six Months Ended
	June 30, 2011	June 30, 2010	March 31, 2011	June 30, 2011	June 30, 2010
	(in thousands)
Revenue
ROVs	$189,097	$166,677	$164,328	$353,425	$325,624
Subsea Products	195,800	124,889	157,318	353,118	236,292
Subsea Projects	34,733	51,763	37,569	72,302	109,587
Inspection	69,768	58,213	58,350	128,118	108,719
Advanced Technologies	56,440	62,761	52,855	109,295	119,251

Total	$545,838	$464,303	$470,420	$1,016,258	$899,473

Gross Profit
ROVs	$66,529	$65,583	$55,408	$121,937	$127,346
Subsea Products	54,934	38,808	41,787	96,721	67,093
Subsea Projects	4,239	12,601	5,331	9,570	21,916
Inspection	12,945	11,721	9,397	22,342	20,466
Advanced Technologies	7,256	11,333	6,313	13,569	19,235
Unallocated Expenses	(19,787)	(16,543)	(19,435)	(39,222)	(32,848)

Total	$126,116	$123,503	$98,801	$224,917	$223,208

Income from Operations
ROVs	$58,145	$57,537	$47,406	$105,551	$111,273
Subsea Products	36,269	25,833	27,683	63,952	41,488
Subsea Projects	1,874	10,313	3,036	4,910	17,371
Inspection	9,349	7,873	5,880	15,229	12,593
Advanced Technologies	3,160	7,342	2,517	5,677	11,606
Unallocated Expenses	(27,123)	(23,524)	(25,455)	(52,578)	(46,628)

Total	$81,674	$85,374	$61,067	$142,741	$147,703

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

During the six months ended June 30, 2011, we made $168 million of capital expenditures, of which $74 million was invested in our Subsea Products segment and $53 million was invested in our ROV segment. The amount in our Subsea Products segment included $59,558,000 for business acquisitions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain forward-looking statements we make in this quarterly report on Form 10-Q, including, without limitation, statements regarding our expectations about:

•	third quarter of 2011 and full year of 2011 operating results and earnings per share, and the contributions from our segments to those results;

•	the level of services and products we anticipate;

•

the adverse impact on our earnings for the remainder of 2011 as a result regulatory developments subsequent to the U.S. Department of the Interior Drilling Moratorium and delay in issuing drilling permits in the U.S. Gulf of Mexico;

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

Executive Overview

We are raising our 2011 diluted earnings per share estimate from the range of $1.83 to $1.95 to the range of $1.90 to $1.98. This compares to our 2010 diluted earnings per share of $1.82. We have lowered our estimated effective tax rate from 34.3% in 2010 to 31.5% in 2011. We believe our ROV, Subsea Products and Inspection operating income will be higher in 2011 than in 2010. We believe Subsea Projects revenue and operating income for 2011 will be less than in 2010. We forecast third quarter 2011 diluted earnings per share of $0.54 to $0.58, with increases in operating income from ROVs, Subsea Products, Subsea Projects and Advanced Technologies over the second quarter of 2011. We expect increased days on hire for ROVs on international drill support work. In Subsea Products, we expect higher subsea field development and valve sales, and more operating income from tooling due to a change in product mix. We expect increased demand for our diving and deepwater vessel services in Subsea Projects, along with a profit contribution from the demobilization of the Ocean Legend. In Advanced Technologies, we expect increased submarine maintenance and installation work for the U.S. Navy.

We generate approximately 90% of our revenue and substantially all of our operating income before Unallocated Expenses from our services and products provided to the oil and gas industry, particularly in the deepwater sector of the offshore market. Consequently, the level of our customers’ capital spending on deepwater exploration and development has a significant impact on the demand for many of our services and products. The usual uncertainties we face associated with our customers’ spending and the timing of projects have been exacerbated by the Deepwater Horizon drilling rig tragedy at the Macondo well in the U.S. Gulf of Mexico in April 2010, the resulting environmental impacts, and the effects of new environmental and safety regulations established by the U.S. Department of the Interior in response to the incident. The moratorium, which was lifted in October 2010, and the subsequent regulatory developments and delay in issuing drilling permits began to have an unfavorable effect on our U.S. Gulf of Mexico ROV operations in June 2010. Deepwater well permitting in the U.S. Gulf of Mexico has resumed, and we believe there will be a gradual recovery of deepwater exploration and development activity in the U.S. Gulf of Mexico.

Critical Accounting Policies and Estimates

For information about our Critical Accounting Policies and Estimates, please refer to the discussion in our annual report on Form 10-K for the year ended December 31, 2010 under the heading “Critical Accounting Policies and Estimates” in Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operation.

New Accounting Standards

For a discussion of new accounting standards applicable to us, see the discussion in Note 1 to the Consolidated Financial Statements contained in Item 1 of this quarterly report on Form 10-Q.

Liquidity and Capital Resources

We consider our liquidity and capital resources adequate to support our existing operations and capital commitments. At June 30, 2011, we had working capital of $556 million, including $151 million of cash and cash equivalents. Additionally, we had $300 million of borrowing capacity available under our revolving credit facility.

Our capital expenditures, including business acquisitions, were $168 million during the first six months of 2011, as compared to $95 million during the corresponding period of last year. We added eight new ROVs to our fleet during the six months ended June 30, 2011, retired five, and transferred one to our Advanced Technologies segment, resulting in a total of 262 ROVs available for oilfield use. We plan to add seven to 12 more new ROVs during the rest of 2011, and most of these are in the process of being built or installed. Our capital expenditures in the six months ended June 30, 2011 included $56 million for the acquisition of Norse Cutting & Abandonment AS (“NCA”), a Norwegian oilfield technology company, and $53 million in our ROV segment. NCA specializes in providing subsea tooling services used in the plugging, abandonment and decommissioning of offshore production platforms and subsea wellheads in the North Sea and the U.S. Gulf of Mexico. In addition, NCA performs specialized maintenance and repair services on production platforms in the North Sea. NCA is part of our Subsea Products segment. We estimate our capital expenditures for 2011 will be in the range of $250 million to $275 million, with $100 million for upgrading and adding vehicles to our ROV fleet, $56 million for the NCA acquisition, and $55 million in Subsea Projects, including the completion of the Ocean Patriot renovation and the addition of a third saturation diving system.

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

We had no material contractual commitments for capital expenditures at June 30, 2011.

At June 30, 2011, we had no long-term debt outstanding and an available $300 million revolving credit facility, which is scheduled to expire in January 2012. The revolving credit facility has short-term interest rates that float with market rates, plus applicable spreads. We plan to renew or replace our revolving credit agreement in 2011.

Our principal source of cash from operating activities is our net income, adjusted for the non-cash expenses of depreciation and amortization, deferred income taxes and noncash compensation under our restricted stock plans. Our $85 million and $195 million of cash provided from operating activities in the six-month periods ended June 30, 2011 and 2010, respectively, were affected by cash increases/(decreases) of: ($64 million) and ($1 million), respectively, from changes in accounts receivable; ($23 million) and ($7 million), respectively, from changes in inventory; and ($10 million) and $41 million, respectively, from changes in operating liabilities.

In the six-month period ended June 30, 2011, we used $164 million of cash in investing activities. The cash used in investing activities was used for the capital expenditures, including the business acquisition, described above.

We have not guaranteed any debt not reflected on our consolidated balance sheet and do not have any off-balance sheet arrangements, as defined by SEC rules.

In February 2010, our Board of Directors approved a plan to repurchase up to 12 million shares of our common stock. The timing and amount of repurchases will be determined by our management. We expect that any shares repurchased under the plan will be held as treasury stock for future use. The plan does not obligate us to repurchase any particular number of shares. We repurchased a total of 2.2 million shares for $49.5 million during 2010, and we have made no additional repurchases during 2011.

In May 2011, our Board of Directors declared a two-for-one common stock split effected by means of a stock dividend, which was distributed on June 10, 2011. In addition, the board initiated a regular quarterly dividend of $0.15 per common share on the split-adjusted shares, with the first such dividend paid on June 29, 2011 to shareholders of record at the close of business on June 17, 2011. In July 2011, we announced another quarterly dividend of $0.15 per share to be paid on September 20, 2011 to our shareholders of record at the close of business on September 1, 2011.

Results of Operations

We operate in five business segments. The segments are contained within two businesses — services and products provided to the oil and gas industry (“Oil and Gas”) and all other services and products (“Advanced Technologies”). Our Unallocated Expenses are those not associated with a specific business segment.

Consolidated revenue and margin information is as follows:

	For the Three Months Ended			For the Six Months Ended
	June 30, 2011	June 30, 2010	March 31, 2011	June 30, 2011	June 30, 2010
	(dollars in thousands)
Revenue	$545,838	$464,303	$470,420	$1,016,258	$899,473
Gross profit	126,116	123,503	98,801	224,917	223,208
Gross margin	23%	27%	21%	22%	25%
Operating income	81,674	85,374	61,067	142,741	147,703
Operating margin	15%	18%	13%	14%	16%

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

Oil and Gas

The following table sets forth the revenues and margins for our Oil and Gas business segments for the periods indicated.

	For the Three Months Ended			For the Six Months Ended
	June 30, 2011	June 30, 2010	March 31, 2011	June 30, 2011	June 30, 2010
	(dollars in thousands)
Remotely Operated Vehicles
Revenue	$189,097	$166,677	$164,328	$353,425	$325,624
Gross profit	66,529	65,583	55,408	121,937	127,346
Gross margin	35%	39%	34%	35%	39%
Operating income	58,145	57,537	47,406	105,551	111,273
Operating margin	31%	35%	29%	30%	34%
Days available	23,729	22,668	23,274	47,003	45,066
Utilization %	76%	78%	71%	74%	77%

Subsea Products
Revenue	195,800	124,889	157,318	353,118	236,292
Gross profit	54,934	38,808	41,787	96,721	67,093
Gross margin	28%	31%	27%	27%	28%
Operating income	36,269	25,833	27,683	63,952	41,488
Operating margin	19%	21%	18%	18%	18%
Backlog at the end of the period	405,000	347,000	382,000	405,000	347,000

Subsea Projects
Revenue	34,733	51,763	37,569	72,302	109,587
Gross profit	4,239	12,601	5,331	9,570	21,916
Gross margin	12%	24%	14%	13%	20%
Operating income	1,874	10,313	3,036	4,910	17,371
Operating margin	5%	20%	8%	7%	16%

Inspection
Revenue	69,768	58,213	58,350	128,118	108,719
Gross profit	12,945	11,721	9,397	22,342	20,466
Gross margin	19%	20%	16%	17%	19%
Operating income	9,349	7,873	5,880	15,229	12,593
Operating margin	13%	14%	10%	12%	12%

Total Oil and Gas
Revenue	$489,398	$401,542	$417,565	$906,963	$780,222
Gross profit	138,647	128,713	111,923	250,570	236,821
Gross margin	28%	32%	27%	28%	30%
Operating income	105,637	101,556	84,005	189,642	182,725
Operating margin	22%	25%	20%	21%	23%

In general, our Oil and Gas business focuses on supplying services and products to the deepwater sector of the offshore market. We are the world’s largest provider of ROV services, and profit from this business segment typically constitutes more than half of our total consolidated operating income.

Our ROV segment revenue reflects the utilization percentages, fleet sizes and average pricing of the respective periods. Our operating income increased in the three-month period ended June 30, 2011 compared to the corresponding period of the prior year from increased days on hire. For the six months ended June 30, 2011, ROV operating income was lower than that of the corresponding period of 2010 due to lower utilization and a different geographic mix, with less activity in 2011 in the U.S. Gulf of Mexico. Operating income for ROVs in the 2010 periods presented above were favorably impacted by an insurance gain of $3.5 million related to a lost system. Our ROV revenue and operating income for the second quarter of 2011 increased from the immediately preceding quarter from higher construction and field maintenance activity, particularly in Norway and the U.S. Gulf of Mexico. We expect our full-year 2011 ROV operating income to be more than 2010, due to increases in fleet size and days on hire, with an increase in international demand and a decrease in days on hire in the U.S. Gulf of Mexico. We expect our 2011 operating margin to be slightly below our 2010 level due to the change in geographic mix. We expect to add a total of 15 to 20 new ROVs in 2011, including the eight we added in the first half.

Our Subsea Products revenue and operating income for the three- and six-month periods ended June 30, 2011 were higher than those of the corresponding periods of the prior year. The improvements came from both our umbilical and specialty products. The umbilical operating improvement was from higher plant throughput, particularly in our plant in Scotland. The specialty products improvement was from higher sales of clamps and valves, and higher installation, workover and control systems (“IWOCS”) service sales. Compared to the immediately preceding quarter, our operating income for the quarter ended June 30, 2011 increased across all of our product lines. The second quarter of 2011 also includes results from NCA , which we acquired on March 31, 2011. Our Subsea Products backlog was $405 million at June 30, 2011 compared to $384 million at December 31, 2010. We believe Subsea Products operating income will be higher in 2011 than what we reported for 2010, as we expect higher umbilical throughput and an increase in tooling sales, partially due to our NCA acquisition.

Our Subsea Projects operating income declined in the second quarter and first half of 2011 compared to the corresponding periods of the prior year from lower demand for our shallow water diving and deepwater vessel services in the U.S. Gulf of Mexico. Our outlook for the rest of 2011 is for an increase in demand for our deepwater vessel and diving services. In July 2011, we completed the contract for our mobile offshore production unit, the Ocean Legend, and we expect an increased operating profit contribution in the third quarter from the revenue associated with its demobilization. The unit is currently being marketed for sale. During the six months ended June 30, 2010, we recorded a $5.2 million impairment charge to adjust the carrying value of our vessel held for sale, The Performer, to its fair value less estimated costs to sell. The Performer completed its contract in Angola during the first quarter of 2010. We decided to sell the vessel, and completed the sale in July 2010 for approximately the vessel’s reduced carrying value. We believe Subsea Projects revenue and operating income for 2011 will be less than in 2010, as we completed the Macondo project in 2010 and have experienced a reduced level of subsea activity in the U.S. Gulf of Mexico as a result of additional environmental and safety regulations that have been implemented by the Bureau of Ocean Management, Regulation and Enforcement.

Our Inspection revenue and operating income were higher in the three- and six-month periods ended June 30, 2011 compared to the corresponding periods of the prior year due to increased service sales in all our geographic areas. We expect our 2011 Inspection operating income will be higher than that of 2010 due to increased demand for our services.

Advanced Technologies

Revenue and margin information was as follows:

	For the Three Months Ended			For the Six Months Ended
	June 30, 2011	June 30, 2010	March 31, 2011	June 30, 2011	June 30, 2010
	(dollars in thousands)
Revenue	$56,440	$62,761	$52,855	$109,295	$119,251
Gross profit	7,256	11,333	6,313	13,569	19,235
Gross margin	13%	18%	12%	12%	16%
Operating income	3,160	7,342	2,517	5,677	11,606
Operating margin	6%	12%	5%	5%	10%

Advanced Technologies operating income in the three- and six-month periods ended June 30, 2011 were lower than the corresponding periods of the prior year from lower profitability on U.S. Navy vessel service work, reduced manufacturing for the U.S. Department of Defense and less work on theme park rides and the NASA Constellation Space Suit contract. Compared to the first half of 2011, we expect an improved second half from Advanced Technologies from increases in maintenance and installation work on U.S. Navy submarines, manufacturing for the Department of Defense, and theme park projects, although we believe for the full year of 2011 segment operating income will be less than that of 2010.

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

The following table sets forth our Unallocated Expenses for the periods indicated.

	For the Three Months Ended			For the Six Months Ended
	June 30, 2011	June 30, 2010	March 31, 2011	June 30, 2011	June 30, 2010
	(dollars in thousands)
Gross profit expenses	$19,787	$16,543	$19,435	$39,222	$32,848
% of revenue	4%	4%	4%	4%	4%
Operating income expenses	27,123	23,524	25,455	52,578	46,628
% of revenue	5%	5%	5%	5%	5%

The increases in the three- and six-month periods ended June 30, 2011 compared to the corresponding periods of the prior year were due to higher incentive compensation expenses.

Other

The following table sets forth our significant financial statement items below the income from operations line.

	For the Three Months Ended			For the Six Months Ended
	June 30, 2011	June 30, 2010	March 31, 2011	June 30, 2011	June 30, 2010
Interest income	$89	$111	$167	$256	$214
Interest expense	(212)	(3,878)	(147)	(359)	(5,519)

Equity earnings of unconsolidated affiliates	1,430	450	470	1,900	1,015
Other income (expense), net	(217)	1,507	(141)	(358)	525
Provision for income taxes	26,071	29,247	19,346	45,417	50,378

Interest expense declined in the 2011 periods presented compared to the corresponding periods of 2010, as we had no debt during 2011. Interest expense in the 2010 periods included $2.9 million to terminate an interest rate hedge on the $100 million of revolving credit debt we repaid in the second quarter of 2010. Interest expense includes fees for lender commitments under our revolving credit agreement and fees for standby letters of credit and bank guarantees that banks issue on our behalf for performance bonds, bid bonds and self-insurance requirements.

Our equity earnings of unconsolidated affiliates consists of earnings from our 50% equity interest in Medusa Spar LLC, which owns a 75% interest in the Medusa Spar production platform in the U.S. Gulf of Mexico. Medusa Spar

LLC earns revenue on a tariff basis on oil and gas production throughput processed by the platform from the Medusa field and other surrounding areas.

Other income (expense) for the second quarter and first half of 2010 contained a $2.1 million fee for serving as the stalking horse bidder on an asset auction proceeding. Otherwise, other income (expense) in the periods presented consisted principally of foreign currency transaction losses.

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

Because we operate in various oil and gas exploration and production regions in the world, we conduct a portion of our business in currencies other than the U.S. dollar. The functional currency for several of our international operations is the applicable local currency. A stronger U.S. dollar against the U.K. pound sterling and the Norwegian kroner would result in lower operating income. We manage our exposure to changes in foreign exchange rates principally through arranging compensation in U.S. dollars or freely convertible currency and, to the extent possible, by limiting compensation received in other currencies to amounts necessary to meet obligations denominated in those currencies. We use the exchange rates in effect as of the balance sheet date to translate assets and liabilities as to which the functional currency is the local currency, resulting in translation adjustments that we reflect as accumulated other comprehensive income or loss in the shareholders’ equity section of our Consolidated Balance Sheets. We recorded adjustments of $28.6 million and ($27.8 million) to our equity accounts in the six-month periods ended June 30, 2011 and 2010, respectively. Positive adjustments reflect the net impact of the weakening of the U.S. dollar against various foreign currencies for locations where the functional currency is the local currency. Conversely, negative adjustments reflect the effect of a strengthening dollar.

One customer in Angola owed us $51 million at June 30, 2011, all of which is overdue. At December 31, 2010, this customer owed us $56 million. We collected $5 million from this customer during the six months ended June 30, 2011, and we have collected an additional $5 million subsequent to June 30, 2011. We completed the work on the contracts related to this receivable in the first quarter of 2010. Based on our past history with this customer, we believe this receivable ultimately will be collected.

Item 4. Controls and Procedures.

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a–15(e) and 15d–15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2011 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has been no change in our internal control over financial reporting that occurred during the three months ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Various actions and claims are pending against us, most of which are covered by insurance. Although we cannot predict the ultimate outcome of these matters, we believe the ultimate liability, if any, that may result from these actions and claims will not materially affect our results of operations, cash flow or financial position.

Item 6. Exhibits

			Registration or File Number	Form or Report	Report/ Filing Date	Exhibit Number
*	3.01	Restated Certificate of Incorporation	1-10945	10-K	Dec. 2000	3.01
*	3.02	Certificate of Amendment to Restated Certificate of	1-10945	8-K	May 2008	3.1
Incorporation
*	3.03	Amended and Restated Bylaws	1-10945	8-K	Dec. 2007	3.1
	31.01	Rule 13a-14(a)/15d-14(a) Certification by M. Kevin McEvoy, Chief Executive Officer
	31.02	Rule 13a-14(a)/15d-14(a) Certification by Marvin J. Migura, Chief Financial Officer
	32.01	Section 1350 Certification by M. Kevin McEvoy, Chief Executive Officer
	32.02	Section 1350 Certification by Marvin J. Migura, Chief Financial Officer
	101.INS	XBRL Instance Document
	101.SCH	XBRL Taxonomy Extension Schema Document
	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
	101.LAB	XBRL Taxonomy Extension Label Linkbase Document
	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
	101.DEF	XBRL Definition Linkbase Document

*	Indicates exhibit previously filed with the Securities and Exchange Commission, as indicated, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OCEANEERING INTERNATIONAL, INC.
(Registrant)

August 3, 2011	By: /S/ M. KEVIN MCEVOY
M. Kevin McEvoy
President and Chief Executive Officer

August 3, 2011	By: /S/ MARVIN J. MIGURA
Marvin J. Migura
Executive Vice President and Chief Financial Officer

August 3, 2011	By: /S/ W. CARDON GERNER
W. Cardon Gerner
Vice President and Chief Accounting Officer

Index to Exhibits

			Registration or File Number	Form or Report	Report/ Filing Date	Exhibit Number
*	3.01	Restated Certificate of Incorporation	1-10945	10-K	Dec. 2000	3.01
*	3.02	Certificate of Amendment to Restated Certificate of	1-10945	8-K	May 2008	3.1
Incorporation
*	3.03	Amended and Restated Bylaws	1-10945	8-K	Dec. 2007	3.1
	31.01	Rule 13a-14(a)/15d-14(a) Certification by M. Kevin McEvoy, Chief Executive Officer
	31.02	Rule 13a-14(a)/15d-14(a) Certification by Marvin J. Migura, Chief Financial Officer
	32.01	Section 1350 Certification by M. Kevin McEvoy, Chief Executive Officer
	32.02	Section 1350 Certification by Marvin J. Migura, Chief Financial Officer
	101.INS	XBRL Instance Document
	101.SCH	XBRL Taxonomy Extension Schema Document
	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
	101.LAB	XBRL Taxonomy Extension Label Linkbase Document
	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
	101.DEF	XBRL Definition Linkbase Document

*	Indicates exhibit previously filed with the Securities and Exchange Commission, as indicated, and incorporated herein by reference.