Form 10-Q
period 2011-09-30
OCEANEERING INTERNATIONAL INC
filed 2011-11-02
CIK 73756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

The number of shares of the registrant’s common stock outstanding as of October 28, 2011 was 108,034,970.

Oceaneering International, Inc.

Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	Sept. 30, 2011	Dec. 31, 2010
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$166,108	$245,219
Accounts receivable, net of allowances for doubtful accounts of $511 and $5,655	508,287	424,014
Inventory	259,324	236,517
Other current assets	66,052	77,752

Total Current Assets	999,771	983,502

Property and equipment, at cost	1,695,048	1,631,109
Less accumulated depreciation	853,948	844,736

Net Property and Equipment	841,100	786,373

Other Assets:
Goodwill	157,239	143,234
Investment in Medusa Spar LLC	49,313	51,820
Other	95,539	65,577

Total Other Assets	302,091	260,631

TOTAL ASSETS	$2,142,962	$2,030,506

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$106,569	$85,572
Accrued liabilities	265,333	314,410
Income taxes payable	49,659	39,874

Total Current Liabilities	421,561	439,856
Long-term Debt	—	—
Other Long-term Liabilities	204,719	200,435
Commitments and Contingencies
Shareholders’ Equity	1,516,682	1,390,215

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,142,962	$2,030,506

The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(in thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue	$602,208	$516,274	$1,618,466	$1,415,747

Cost of services and products	449,112	390,655	1,240,453	1,066,920

Gross Profit	153,096	125,619	378,013	348,827

Selling, general and administrative expense	43,474	37,564	125,650	113,069

Income from Operations	109,622	88,055	252,363	235,758

Interest income	204	123	460	337

Interest expense	(387)	(117)	(746)	(5,636)

Equity earnings of unconsolidated affiliates	1,042	702	2,942	1,717

Other income (expense), net	(1,973)	(280)	(2,331)	245

Income before Income Taxes	108,508	88,483	252,688	232,421

Provision for income taxes	29,930	29,306	75,347	79,684

Net Income	$78,578	$59,177	$177,341	$152,737

Basic Earnings per Share	$0.73	$0.54	$1.64	$1.39

Diluted Earnings per Share	$0.72	$0.54	$1.63	$1.39

Cash Dividends declared per Share	$0.15	$—	$0.30	$—

The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	For the Nine Months Ended September 30,
	2011	2010
Cash Flows from Operating Activities:
Net income	$177,341	$152,737

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	112,748	114,183
Deferred income tax provision	283	5,458
Gain on dispositions of property and equipment	(18,723)	(2,470)
Noncash compensation	9,092	6,357
Distributions from Medusa Spar LLC greater than earnings	2,507	4,363
Excluding the effects of acquisitions, increase (decrease) in cash from:
Accounts receivable	(101,661)	(22,140)
Inventory	(17,986)	(6,805)
Other operating assets	19,638	(6,966)
Currency translation effect on working capital	(7,385)	4,806
Operating liabilities	(29,662)	52,472

Total adjustments to net income	(31,149)	149,258

Net Cash Provided by Operating Activities	146,192	301,995

Cash Flows from Investing Activities:
Purchases of property and equipment	(163,426)	(164,251)
Business acquisitions, net of cash acquired	(54,221)	—
Dispositions of property and equipment	42,082	13,893
Disposition of equity method investment	—	1,348

Net Cash Used in Investing Activities	(175,565)	(149,010)

Cash Flows from Financing Activities:
Net payments of revolving credit	—	(100,000)
Payments of 6.72% Senior Notes	—	(20,000)
Proceeds from issuance of common stock	—	693
Cash dividends paid	(32,502)	—
Purchases of treasury stock	(17,491)	(49,520)
Excess tax benefits from stock-based compensation	255	1,741

Net Cash Used in Financing Activities	(49,738)	(167,086)

Net Decrease in Cash and Cash Equivalents	(79,111)	(14,101)
Cash and Cash Equivalents — Beginning of Period	245,219	162,351

Cash and Cash Equivalents — End of Period	$166,108	$148,250

The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1. Summary of Major Accounting Policies

Basis of Presentation. We have prepared these unaudited consolidated financial statements pursuant to instructions for quarterly reports on Form 10-Q, which we are required to file with the Securities and Exchange Commission. These financial statements do not include all information and footnotes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States. These financial statements reflect all adjustments that we believe are necessary to present fairly our financial position at September 30, 2011 and our results of operations and cash flows for the periods presented. Except as otherwise disclosed herein, all such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in our annual report on Form 10-K for the year ended December 31, 2010. The results for interim periods are not necessarily indicative of annual results.

Based on changes in the economic facts and circumstances of our operations in Brazil, we have changed the functional currency of our Brazilian subsidiary from the U.S. dollar to the Brazilian real effective January 1, 2011. This change had no material effect on our financial statements.

Stock Split. On May 6, 2011, our Board of Directors declared a two-for-one stock split to be effected in the form of a stock dividend of our common stock to our shareholders of record at the close of business on May 19, 2011. The stock dividend was distributed on June 10, 2011. All historical share and per share data in this Form 10-Q reflect this stock split. The total number of authorized shares of our common stock and its par value per share were unchanged by this stock split. We have restated shareholders’ equity to give retroactive recognition of the stock split for all periods presented by reclassifying an amount equal to the par value of the additional shares issued through the stock dividend from additional paid-in capital to common stock.

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

During the nine-month period ended September 30, 2010, we recorded an impairment charge of $5.2 million to reduce the carrying value of our vessel held for sale, The Performer, to its fair value, less estimated costs to sell. This charge is reflected within the cost of services and products of our Subsea Projects segment. The Performer completed its contract in Angola during the first quarter of 2010. We estimated the fair value based on preliminary offers presented to us to purchase the vessel by market participants, which we believed were Level 3 inputs. In July 2010, we sold the vessel for approximately its reduced carrying value.

Reclassifications. Certain amounts from prior periods have been reclassified to conform to the current presentation.

Business Acquisitions. On March 31, 2011, we purchased, for $56 million net of cash acquired, Norse Cutting & Abandonment AS (“NCA”), a Norwegian oilfield technology company that specializes in providing subsea tooling services used in the plugging, abandonment and decommissioning of offshore oil and gas production platforms and subsea wellheads. In addition, NCA performs specialized maintenance and repair services on production platforms in the North Sea. NCA’s business is split approximately evenly between the North Sea and the U.S. Gulf of Mexico. The acquisition included a small, non-strategic business operation we intended to sell when we purchased NCA. During the third quarter of 2011, we sold the non-strategic operation, making the net acquisition price of the retained NCA operations $50 million. We have accounted for this net acquisition by allocating the purchase price to the net assets acquired based on their estimated fair values at the date of acquisition. This purchase price allocation is preliminary and based on information currently available to us, and is subject to change when we obtain final asset and liability valuations. The amount in our statement of cash flows for business acquisitions, net of cash acquired, includes the net amount of the NCA acquisition plus a smaller acquisition we made in the second quarter.

Subsequent Events. We evaluated events and transactions through the issuance of these financial statements for possible recognition or disclosure.

New Accounting Standards. In October 2009, the FASB issued an update regarding accounting for revenue involving multiple-deliverable arrangements that will, in certain circumstances, require sellers to account for more products or services (“deliverables”) separately rather than as a combined unit.

This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. The update also replaces the term fair value in the revenue allocation guidance with selling price to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant.

The update eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. The relative selling price method allocates any discount in the arrangement proportionally to each deliverable on the basis of each deliverable’s selling price.

The update requires that a seller determine its best estimated selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a stand-alone basis. The update does not prescribe any specific methods that sellers must use to accomplish this objective, but provides guidance.

For us, the update was effective prospectively for revenue arrangements entered into or materially modified on or after January 1, 2011. The provisions of the update have not had a material effect on our financial position or results of operations.

In June 2011, the FASB issued an update to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income in either a single continuous statement of comprehensive income or two separate but consecutive statements. Under either option, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. This update does not change the items that are required to be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income and is required to be applied retrospectively. This update is effective for us January 1, 2012. Early adoption is permitted. We have not elected to adopt this update early.

In September 2011, the FASB issued an update regarding goodwill impairment testing. Under the amendments in the update, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test. This update is effective for us January 1, 2012, and earlier adoption is permitted. We have elected to adopt this update early. The provisions of the update have not had a material effect on our financial position or results of operations.

In September 2011, the FASB issued an update regarding an employer’s participation in a multiemployer pension plan. For employers that participate in multiemployer pension plans, the update requires an employer to provide additional quantitative and qualitative disclosures. The amended disclosures provide users with more detailed information about an employer’s involvement in multiemployer pension plans, including:

•	the significant multiemployer plans in which an employer participates, including the plan names and identifying numbers;

•

the level of an employer’s participation in the significant multiemployer plans, including the employer’s contributions made to the plans and an indication of whether the employer’s contributions represent more than 5 percent of the total contributions made to the plans by all contributing employers;

•

the financial health of the significant multiemployer plans, including an indication of the funded status, whether funding improvement plans are pending or implemented, and whether any plan has imposed surcharges on the contributions to the plan; and

•

the nature of the employer commitments to the plans, including when the collective-bargaining agreements that require contributions to the significant plans are set to expire and whether those agreements require minimum contributions be made to the plans.

This update is effective for us January 1, 2012, and earlier adoption is permitted. We have not elected to adopt this update early.

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

The following are condensed 100% statements of income of Medusa Spar LLC:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)
Medusa Spar LLC
Condensed Statements of Income
Revenue	$4,499	$3,818	$13,130	$10,679
Depreciation	(2,369)	(2,369)	(7,108)	(7,108)
General and administrative	(18)	(17)	(54)	(53)

Net Income	$2,112	$1,432	$5,968	$3,518

Equity Earnings reflected in our financial statements	$1,042	$702	$2,942	$1,717

Note 3. Inventory

Our inventory consisted of the following:

	Sept. 30, 2011	Dec. 31, 2010
	(in thousands)
Inventory for remotely operated vehicles	$138,533	$119,106
Other inventory, primarily raw materials	120,791	117,411

Total	$259,324	$236,517

We state our inventory at the lower of cost or market. We determine cost using the weighted-average method.

Note 4. Debt

We had no long-term debt at September 30, 2011 and December 31, 2010.

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

We had an interest rate hedge in place on $100 million of floating rate debt under our revolving credit facility for the period August 2009 to August 2011, designated as a cash flow hedge. We terminated this hedge in May 2010 and charged the cost of $2.9 million to interest expense in the nine-month period ended September 30, 2010.

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

One customer in Angola owed us $42 million and $56 million at September 30, 2011 and December 31, 2010, respectively, all of which is overdue. We collected $14 million from this customer during the nine months ended September 30, 2011. We completed the work on the contracts related to this receivable in the first quarter of 2010. Based on our past history with this customer, we believe this receivable ultimately will be collected. During the three-month period ended September 30, 2011, based on our current estimate of when the receivable will be collected, we reduced the net carrying value of the receivable by $3 million to reflect a present value estimate of $39 million and reclassified $22 million to Other Assets – Other on our balance sheet at September 30, 2011, which represents the amount we believe will be collected more than one year from the balance sheet date. The $3 million adjustment was charged against our earnings as a reduction of revenue in our Subsea Projects segment during the third quarter of 2011.

Note 6. Shareholders’ Equity, Earnings per Share and Stock-Based Compensation

Shareholders’ Equity

Our shareholders’ equity consisted of the following:

	Sept. 30, 2011	Dec. 31, 2010
	(in thousands)
Common Stock, par value $0.25;
180,000,000 shares authorized;
110,834,088 shares issued	$27,709	$27,709
Additional paid-in capital	198,116	193,277
Treasury Stock, 2,799,118 and 2,603,324 shares, at cost	(71,700)	(61,385)
Retained earnings	1,384,413	1,239,574
Accumulated other comprehensive income (loss)	(21,856)	(8,960)

Total	$1,516,682	$1,390,215

During the nine-month period ended September 30, 2011, we reissued 304,206 shares of treasury stock to satisfy obligations under our stock-based compensation plans. In June 2011, we paid a cash dividend of $0.15 per share to our shareholders of record at the close of business on June 17, 2011. This was the first dividend payment we made pursuant to the dividend program we announced in May 2011. In September 2011, we paid another quarterly dividend of $0.15 per share to our shareholders of record at the close of business on September 1, 2011. In October 2011, we announced another quarterly dividend of $0.15 per share, which will be paid on December 20, 2011 to our shareholders of record at the close of business on December 1, 2011.

Comprehensive Income

Comprehensive income is the total of net income and all nonowner changes in equity. The amounts of comprehensive income for the periods indicated are as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(in thousands)
Net income per consolidated statements of income	$78,578	$59,177	$177,341	$152,737
Foreign currency translation gains (losses), net of tax	(41,543)	27,196	(12,896)	(575)
Change in fair value of hedges, net of tax	—	—	—	2,428

Total	$37,035	$86,373	$164,445	$154,590

Accumulated other comprehensive income

Amounts comprising the elements of other comprehensive income in Shareholders’ Equity are as follows:

	Sept. 30, 2011	Dec. 31, 2010
	(in thousands)
Accumulated net foreign currency translation adjustments, net of tax	$(18,159)	$(5,263)
Pension liability adjustment, net of tax	(3,697)	(3,697)

Total	$(21,856)	$(8,960)

Earnings per Share

The following table presents our earnings per share calculations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands, except per share data)
Basic earnings per share:
Net income per consolidated statements of income	$78,578	$59,177	$177,341	$152,737
Income allocable to participating securities	—	(189)	—	(558)

Earnings allocable to common shareholders	$78,578	$58,988	$177,341	$152,179

Basic shares outstanding	108,310	108,339	108,400	109,419

Basic earnings per share	$0.73	$0.54	$1.64	$1.39

Diluted earnings per share:
Net income per consolidated statements of income	$78,578	$59,177	$177,341	$152,737
Income allocable to participating securities	—	(189)	—	(556)

Earnings allocable to diluted common shareholders	$78,578	$58,988	$177,341	$152,181

Diluted shares outstanding	108,928	108,665	109,114	109,819

Diluted earnings per share	$0.72	$0.54	$1.63	$1.39

Stock-Based Compensation

Stock Options. At September 30, 2011, we had no outstanding stock options, and we had no future stock-based compensation expense to be recognized pursuant to stock option grants.

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

For each of the restricted stock units granted in 2009 through 2011, at the earlier of three years after grant or at termination of employment or service, the grantee will be issued a share of our common stock for each common stock unit vested. As of September 30, 2011 and December 31, 2010, totals of 1,094,650 and 1,044,150 shares of restricted stock or restricted stock units were outstanding. Each grantee of shares of restricted stock is deemed to be the record owner of those shares during the restriction period, with the right to vote and receive any dividends on those shares. The restricted stock units outstanding have no voting or dividend rights.

We estimate that stock-based compensation cost not yet recognized related to shares of restricted stock or restricted stock units, based on their grant-date fair values, was $14.9 million at September 30, 2011. This expense is being recognized on a staged-vesting basis over three years for awards attributable to individuals meeting certain age and years-of-service requirements, and on a straight-line basis over the applicable vesting period of one or three years for the other awards.

Note 7. Income Taxes

General

During interim periods, we provide for income taxes based on our current estimated annual effective tax rate using assumptions as to (1) earnings and other factors that would affect the tax provision for the remainder of the year and (2) the operations of foreign branches and subsidiaries that are subject to local income and withholding taxes. The primary difference between our current 2011 estimated effective tax rate of 31.5% and the federal statutory tax rate of 35% reflects our intent to indefinitely reinvest in certain of our international operations; therefore, we are no longer providing for U.S. taxes on a portion of our foreign earnings. The effective tax rate of 29.8% in our financial statements for the nine months ended September 30, 2011 is a result of the 31.5% estimated annual effective tax rate adjusted by $4.9 million of discrete tax benefits, primarily attributable to amending prior years’ U.S. federal income tax returns to reflect a broader interpretation of our revenue eligible for certain deductions allowable for oil and gas construction activities, and tax effecting the $18.3 million gain on the sale of the Ocean Legend at the U.S. federal statutory tax rate of 35%.

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

Jurisdiction	Periods
United States	2007
United Kingdom	2009
Norway	2001
Angola	2006
Nigeria	2005
Brazil	2006
Australia	2008
Canada	2008

Our management believes that adequate provisions have been made for all taxes that ultimately will be payable, although final determinations of tax liabilities may differ from our estimates.

Income Tax Positions

The financial statement recognition of the benefit for a tax position depends on the benefit being more likely than not to be sustainable upon audit by the applicable taxing authority. If this threshold is met, the tax benefit is then measured and recognized at the largest amount that is more likely than not of being realized upon ultimate settlement. We account for any applicable interest and penalties on uncertain tax positions as a component of our provision for income taxes in our financial statements. There were no significant changes in the nine-month periods ended September 30, 2011 and 2010 for penalties and interest taken in our financial statements relating to uncertain tax positions. Our total liabilities for penalties and interest on uncertain tax positions were $4.3 million and $4.0 million on our balance sheets at September 30, 2011 and December 31, 2010, respectively. Including penalties and interest, we have accrued a net total of $5.7 million and $5.6 million in the caption “other long-term liabilities” on our balance sheets at September 30, 2011 and December 31, 2010, respectively, for uncertain tax positions. All additions or reductions to those liabilities would affect our effective income tax rate in the periods of change.

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

The following summarizes certain financial data by business segment:

	For the Three Months Ended			For the Nine Months Ended
	Sept. 30, 2011	Sept. 30, 2010	June 30, 2011	Sept. 30, 2011	Sept. 30, 2010
	(in thousands)
Revenue
ROVs	$200,927	$164,727	$189,097	$554,352	$490,351
Subsea Products	220,107	160,194	195,800	573,225	396,486
Subsea Projects	49,912	75,002	34,733	122,214	184,589
Inspection	71,633	57,330	69,768	199,751	166,049
Advanced Technologies	59,629	59,021	56,440	168,924	178,272

Total	$602,208	$516,274	$545,838	$1,618,466	$1,415,747

Gross Profit
ROVs	$69,052	$59,807	$66,529	$190,989	$187,153
Subsea Products	57,798	48,176	54,934	154,519	115,269
Subsea Projects	23,326	19,367	4,239	32,896	41,283
Inspection	12,879	11,146	12,945	35,221	31,612
Advanced Technologies	10,517	6,837	7,256	24,086	26,072
Unallocated Expenses	(20,476)	(19,714)	(19,787)	(59,698)	(52,562)

Total	$153,096	$125,619	$126,116	$378,013	$348,827

Income from Operations
ROVs	$60,054	$51,514	$58,145	$165,605	$162,787
Subsea Products	41,489	35,247	36,269	105,441	76,735
Subsea Projects	20,983	17,101	1,874	25,893	34,472
Inspection	8,858	7,504	9,349	24,087	20,097
Advanced Technologies	5,769	2,858	3,160	11,446	14,464
Unallocated Expenses	(27,531)	(26,169)	(27,123)	(80,109)	(72,797)

Total	$109,622	$88,055	$81,674	$252,363	$235,758

We generate revenue from contracts for services in the U.S. Gulf of Mexico in our Subsea Projects segment, which is usually more active from April through October, as compared to the rest of the year. The European operations of our Inspection segment are also seasonally more active in the second and third quarters. Revenue in our ROV segment is subject to seasonal variations in demand, with our first quarter generally being the low quarter of the year. The level of our ROV seasonality depends on the number of ROVs we have engaged in vessel-based activities, which are more seasonal than drilling support. Revenue in each of our Subsea Products and Advanced Technologies segments has generally not been seasonal.

During the quarter ended September 30, 2011, we sold the Ocean Legend, a mobile offshore production system, for total proceeds of $38 million. The sale resulted in a gain of $18.3 million, which we recognized as a reduction of the costs of services and products in our Subsea Projects segment. During the nine months ended September 30, 2010, we recognized a $5.2 million impairment charge on The Performer, a vessel held for sale, as an increase in the costs of services and products in our Subsea Projects segment.

During the nine months ended September 30, 2011, we made $218 million of capital expenditures, of which $77 million was invested in our Subsea Products segment and $84 million was invested in our ROV segment. The amount in our Subsea Products segment included a net $54 million for business acquisitions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain forward-looking statements we make in this quarterly report on Form 10-Q, including, without limitation, statements regarding our expectations about:

•	fourth quarter of 2011 and full year of 2011 operating results and earnings per share, and the contributions from our segments to those results;

•	segment operating results in 2012;

•	the level of services and products we anticipate;

•

the adverse impact on our earnings for the remainder of 2011 as a result of regulatory developments subsequent to the U.S. Department of the Interior Drilling Moratorium and delay in issuing the required permits to undertake oil and gas activities in the U.S. Gulf of Mexico;

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

Executive Overview

We are raising our 2011 diluted earnings per share estimate to the range of $2.11 to $2.15 from the range of $1.90 to $1.98. This compares to our 2010 diluted earnings per share of $1.82. We have lowered our estimated effective tax rate from 34.3% in 2010 to 31.5%, before specific adjustments, in 2011. We believe our ROV and Subsea Products operating income will be higher in 2011 than in 2010. We believe Subsea Projects revenue and operating income for 2011 will be less than in 2010. We forecast fourth quarter 2011 diluted earnings per share of $0.48 to $0.52 with decreases in operating income from the third quarter of 2011 in all our operating segments except ROVs, where we expect increased days on hire for ROVs on international drill support work. We estimate our 2012 diluted earnings per share will be in the range of $2.35 to $2.55, with international demand growth and a moderate increase in overall oilfield activity in the U.S. Gulf of Mexico. For Subsea Projects in 2012, we expect a gradual recovery in the U.S. Gulf of Mexico and a substantial increase in revenue and operating income over 2011 as a result of an anticipated international expansion of our deepwater vessel project capabilities.

We generate approximately 90% of our revenue and substantially all of our operating income before Unallocated Expenses from our services and products provided to the oil and gas industry, particularly in the deepwater sector of the offshore market. Consequently, the level of our customers’ capital spending on deepwater exploration and development has a significant impact on the demand for many of our services and products. The usual uncertainties we face associated with our customers’ spending and the timing of projects have been exacerbated by the Deepwater Horizon drilling rig tragedy at the Macondo well in the U.S. Gulf of Mexico in April 2010, the resulting environmental impacts, and the effects of new environmental and safety regulations established by the U.S. Department of the Interior in response to the incident. The moratorium, which was lifted in October 2010, and the subsequent regulatory developments and delay in issuing drilling permits began to have an unfavorable effect on our U.S. Gulf of Mexico ROV operations in June 2010. We are encouraged by the recent pace of new deepwater well permitting in the U.S. Gulf of Mexico and anticipate this trend will continue into 2012.

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

Liquidity and Capital Resources

We consider our liquidity and capital resources adequate to support our existing operations and capital commitments. At September 30, 2011, we had working capital of $578 million, including $166 million of cash and cash equivalents. Additionally, we had $300 million of borrowing capacity available under our revolving credit facility.

Our capital expenditures, including business acquisitions, were $218 million during the first nine months of 2011, as compared to $164 million during the corresponding period of last year. We added 16 new ROVs to our fleet during the nine months ended September 30, 2011, retired 13, and transferred one to our Advanced Technologies segment, resulting in a total of 262 ROVs available for oilfield use. We plan to add four to six more new ROVs during the rest of 2011, and most of these are in the process of being built or installed. Our capital expenditures in the nine months ended September 30, 2011 included $50 million, net, for the acquisition of Norse Cutting & Abandonment AS (“NCA”), a Norwegian oilfield technology company, and $84 million in our ROV segment. NCA specializes in providing subsea tooling services used in the plugging, abandonment and decommissioning of offshore production platforms and subsea wellheads in the North Sea and the U.S. Gulf of Mexico. In addition, NCA performs specialized maintenance and repair services on production platforms in the North Sea. NCA is part of our Subsea Products segment. We estimate our capital expenditures for 2011, including business acquisitions, will be approximately $280 million. In the fourth quarter of 2011, we anticipated our capital expenditures will principally be in ROVs and Subsea Products.

We have chartered two deepwater vessels, the Ocean Intervention III and the Olympic Intervention IV. The term on the Ocean Intervention III now extends to May 2012, with annual extension options for up to four additional years. The charter on the Olympic Intervention IV is for an initial five-year term ending in July 2013, with one two-year and three one-year extension options. We have outfitted each of these deepwater vessels with two of our high specification work-class ROVs, and we use these vessels to perform subsea hardware installation and inspection, maintenance and repair projects in the ultra-deep waters of the U.S. Gulf of Mexico.

We had no material contractual commitments for capital expenditures at September 30, 2011.

At September 30, 2011, we had no long-term debt outstanding and an available $300 million revolving credit facility, which is scheduled to expire in January 2012. The revolving credit facility has short-term interest rates that float with market rates, plus applicable spreads. We plan to renew or replace our revolving credit agreement in the fourth quarter of 2011.

Our principal source of cash from operating activities is our net income, adjusted for the non-cash expenses of depreciation and amortization, deferred income taxes and noncash compensation under our stock-based compensation plans. Our $146 million and $302 million of cash provided from operating activities in the nine-month periods ended September 30, 2011 and 2010, respectively, were affected by cash increases/(decreases) of: ($102 million) and ($22 million), respectively, from changes in accounts receivable; ($18 million) and ($7 million), respectively, from changes in inventory; and ($30 million) and $52 million, respectively, from changes in operating liabilities.

In the nine-month period ended September 30, 2011, we used $176 million of cash, net of the cash proceeds received from dispositions of property and equipment, including the Ocean Legend, in investing activities. The cash used in investing activities was used for the capital expenditures, including the business acquisition, described above.

We have not guaranteed any debt not reflected on our consolidated balance sheet and do not have any off-balance sheet arrangements, as defined by SEC rules.

In February 2010, our Board of Directors approved a plan to repurchase up to 12 million shares of our common stock. The timing and amount of repurchases will be determined by our management. We expect that any shares repurchased under the plan will be held as treasury stock for future use. The plan does not obligate us to repurchase any particular number of shares. As of September 30, 2011 we have repurchased a total of 2.7 million shares for $67.0 million under this plan, including the 500,000 shares we repurchased for $17.5 million during the nine months ended September 30, 2011.

In June 2011, we paid a cash dividend of $0.15 per share to our shareholders of record at the close of business on June 17, 2011. This was the first dividend payment we made pursuant to the dividend program we announced in May 2011. In September 2011, we paid another quarterly dividend of $0.15 per share to our shareholders of record at the close of business on September 1, 2011. In October 2011, we announced another quarterly dividend of $0.15 per share, which will be paid on December 20, 2011 to our shareholders of record at the close of business on December 1, 2011.

Results of Operations

We operate in five business segments. The segments are contained within two businesses — services and products provided to the oil and gas industry (“Oil and Gas”) and all other services and products (“Advanced Technologies”). Our Unallocated Expenses are those not associated with a specific business segment.

Consolidated revenue and margin information is as follows:

	For the Three Months Ended			For the Nine Months Ended
	Sept. 30, 2011	Sept. 30, 2010	June 30, 2011	Sept. 30, 2011	Sept. 30, 2010
	(dollars in thousands)
Revenue	$602,208	$516,274	$545,838	$1,618,466	$1,415,747
Gross profit	153,096	125,619	126,116	378,013	348,827
Gross margin	25%	24%	23%	23%	25%
Operating income	109,622	88,055	81,674	252,363	235,758
Operating margin	18%	17%	15%	16%	17%

We generate revenue from contracts for services in the U.S. Gulf of Mexico in our Subsea Projects segment, which is usually more active from April through October, as compared to the rest of the year. The European operations of our Inspection segment are also seasonally more active in the second and third quarters. Revenue in our ROV segment is subject to seasonal variations in demand, with our first quarter generally being the low quarter of the year. The level of our ROV seasonality depends on the number of ROVs we have engaged in vessel-based activities, which are more seasonal than drilling support. Revenue in each of our Subsea Products and Advanced Technologies segments has generally not been seasonal.

Oil and Gas

The following table sets forth the revenues and margins for our Oil and Gas business segments for the periods indicated.

	For the Three Months Ended			For the Nine Months Ended
	Sept. 30, 2011	Sept. 30, 2010	June 30, 2011	Sept. 30, 2011	Sept. 30, 2010
	(dollars in thousands)
Remotely Operated Vehicles
Revenue	$200,927	$164,727	$189,097	$554,352	$490,351
Gross profit	69,052	59,807	66,529	190,989	187,153
Gross margin	34%	36%	35%	34%	38%
Operating income	60,054	51,514	58,145	165,605	162,787
Operating margin	30%	31%	31%	30%	33%
Days available	23,719	23,084	23,729	70,722	68,150
Utilization %	80%	73%	76%	76%	75%

Subsea Products
Revenue	220,107	160,194	195,800	573,225	396,486
Gross profit	57,798	48,176	54,934	154,519	115,269
Gross margin	26%	30%	28%	27%	29%
Operating income	41,489	35,247	36,269	105,441	76,735
Operating margin	19%	22%	19%	18%	19%
Backlog at the end of the period	403,000	308,000	405,000	403,000	308,000

Subsea Projects
Revenue	49,912	75,002	34,733	122,214	184,589
Gross profit	23,326	19,367	4,239	32,896	41,283
Gross margin	47%	26%	12%	27%	22%
Operating income	20,983	17,101	1,874	25,893	34,472
Operating margin	42%	23%	5%	21%	19%

Inspection
Revenue	71,633	57,330	69,768	199,751	166,049
Gross profit	12,879	11,146	12,945	35,221	31,612
Gross margin	18%	19%	19%	18%	19%
Operating income	8,858	7,504	9,349	24,087	20,097
Operating margin	12%	13%	13%	12%	12%

Total Oil and Gas
Revenue	$542,579	$457,253	$489,398	$1,449,542	$1,237,475
Gross profit	163,055	138,496	138,647	413,625	375,317
Gross margin	30%	30%	28%	29%	30%
Operating income	131,384	111,366	105,637	321,026	294,091
Operating margin	24%	24%	22%	22%	24%

In general, our Oil and Gas business focuses on supplying services and products to the deepwater sector of the offshore market. We are the world’s largest provider of ROV services, and profit from this business segment typically constitutes about half of our total operating income before Unallocated Expenses.

Our ROV segment revenue reflects the utilization percentages, fleet sizes and average pricing of the respective periods. Our operating income increased in the three-month period ended September 30, 2011 compared to the corresponding period of the prior year from increased days on hire. For the nine months ended

September 30, 2011, ROV operating income was slightly higher than that of the corresponding period of 2010 as the positive effects of higher utilization were greater than the negative effects of a different geographic mix, with less activity in 2011 in the U.S. Gulf of Mexico and higher activity internationally. Our ROV revenue and operating income for the third quarter of 2011 increased from the immediately preceding quarter from higher international activity. We expect our full-year 2011 ROV operating income to be more than in 2010, due to increases in fleet size and days on hire, with an increase in international demand and a decrease in days on hire in the U.S. Gulf of Mexico. We expect our 2011 operating margin to be slightly below our 2010 level due to the change in geographic mix. We expect to add a total of 20 to 22 new ROVs in 2011, including the 16 we added through September 30. For 2012, we expect ROV operating income to increase over that of 2011 from increased days on hire, principally in West Africa and the U.S. Gulf of Mexico. We anticipate adding 15 to 20 ROVs to our fleet in 2012 and retiring four to six.

Our Subsea Products revenue and operating income for the three- and nine-month periods ended September 30, 2011 were higher than those of the corresponding periods of the prior year. The improvements came from both our umbilical and specialty products. The umbilical operating improvement was from higher plant throughput, particularly in our plant in Scotland. For the three-month period, the specialty products improvement was largely from higher sales of valves and tooling. For the nine-month period, the specialty products improvement was largely from higher sales of installation and workover control system (“IWOCS”) services, clamps and valves. Compared to the immediately preceding quarter, our operating income for the quarter ended September 30, 2011 increased on valves and IWOCS services sales. The 2011 periods also include results from NCA from the date of its acquisition, March 31, 2011. Our Subsea Products backlog was $403 million at September 30, 2011 compared to $384 million at December 31, 2010. We believe Subsea Products operating income will be higher in 2011 than what we reported for 2010, as we expect higher umbilical throughput and an increase in IWOCS services, clamps, valves and tooling sales, with the tooling increase partially due to our NCA acquisition. We anticipate our 2012 Subsea Products operating income will improve over that of 2011 on the strength of higher tooling sales and umbilical plant throughput.

Our Subsea Projects operating income increased in the three-month period ended September 30, 2011 compared to the corresponding period of the prior year from a $18.3 million gain on the sale of the Ocean Legend, a mobile offshore production system, in the third quarter of 2011. Our operating income for the nine months ended September 30, 2011 was less than that of the corresponding period of the prior year from lower demand for our shallow water diving and deepwater vessel services in the U.S. Gulf of Mexico. During the nine months ended September 30, 2010, we recorded a $5.2 million impairment charge to adjust the carrying value of our vessel held for sale, The Performer, to its fair value less estimated costs to sell. The Performer completed its contract in Angola during the first quarter of 2010. We decided to sell the vessel, and completed the sale in July 2010 for approximately the vessel’s reduced carrying value. We believe Subsea Projects revenue and operating income for 2011 will be less than in 2010, as we completed work on the Macondo project in 2010 and have experienced a reduced level of subsea activity in the U.S. Gulf of Mexico as a result of additional environmental and safety regulations that have been implemented by the Bureau of Ocean Energy Management. For Subsea Projects in 2012, we expect a gradual recovery in the U.S. Gulf of Mexico and a substantial increase in revenue and operating income over 2011 as a result of an anticipated international expansion of our deepwater vessel project capabilities.

Our Inspection revenue and operating income were higher in the three- and nine-month periods ended September 30, 2011 compared to the corresponding periods of the prior year due to increased service sales in all our geographic areas. We expect our 2011 Inspection operating income will be higher than that of 2010 due to increased demand for our services. We expect a slight increase in 2012 segment operating income over 2011 from global service sales.

Advanced Technologies

Revenue and margin information is as follows:

	For the Three Months Ended			For the Nine Months Ended
	Sept. 30, 2011	Sept. 30, 2010	June 30, 2011	Sept. 30, 2011	Sept. 30, 2010
	(dollars in thousands)
Revenue	$59,629	$59,021	$56,440	$168,924	$178,272
Gross profit	10,517	6,837	7,256	24,086	26,072
Gross margin	18%	12%	13%	14%	15%
Operating income	5,769	2,858	3,160	11,446	14,464
Operating margin	10%	5%	6%	7%	8%

Advanced Technologies operating income for the third quarter of 2011 was higher than the corresponding period of 2010 from work for the U.S. Navy and U.S. Department of Defense.

Advanced Technologies operating income in the nine-month period ended September 30, 2011 was lower than the corresponding period of the prior year from lower profitability on U.S. Navy vessel service work, reduced manufacturing for the U.S. Department of Defense and less work on theme park rides and the NASA Constellation Space Suit contract. We believe for the full year of 2011 segment operating income will be less than that of 2010. For 2012, we expect higher segment operating income resulting from U.S. Navy vessel overhaul work and submarine repair services.

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

The following table sets forth our Unallocated Expenses for the periods indicated.

	For the Three Months Ended			For the Nine Months Ended
	Sept. 30, 2011	Sept. 30, 2010	June 30, 2011	Sept. 30, 2011	Sept. 30, 2010
	(dollars in thousands)
Gross profit expenses	$20,476	$19,714	$19,787	$59,698	$52,562
% of revenue	3%	4%	4%	4%	4%
Operating income expenses	27,531	26,169	27,123	80,109	72,797
% of revenue	5%	5%	5%	5%	5%

The increases in the three- and nine-month periods ended September 30, 2011 compared to the corresponding periods of the prior year were due to higher incentive compensation expenses.

Other

The following table sets forth our significant financial statement items below the income from operations line.

	For the Three Months Ended			For the Nine Months Ended
	Sept. 30, 2011	Sept. 30, 2010	June 30, 2011	Sept. 30, 2011	Sept. 30, 2010
Interest income	$204	$123	$89	$460	$337
Interest expense	(387)	(117)	(212)	(746)	(5,636)
Equity earnings of unconsolidated affiliates	1,042	702	1,430	2,942	1,717
Other income (expense), net	(1,973)	(280)	(217)	(2,331)	245
Provision for income taxes	29,930	29,306	26,071	75,347	79,684

Interest expense in the nine-month period ended September 30, 2010 included $2.9 million to terminate an interest rate hedge on the $100 million of revolving credit debt we repaid in the second quarter of 2010. Interest expense includes fees for lender commitments under our revolving credit agreement and fees for standby letters of credit and bank guarantees that banks issue on our behalf for performance bonds, bid bonds and self-insurance requirements.

Our equity earnings of unconsolidated affiliates consists of earnings from our 50% equity interest in Medusa Spar LLC, which owns a 75% interest in the Medusa Spar production platform in the U.S. Gulf of Mexico. Medusa Spar LLC earns revenue on a tariff basis on oil and gas production throughput processed by the platform from the Medusa field and other surrounding areas.

Other income (expense) for the nine months ended September 30, 2010 contained a $2.1 million fee for serving as the stalking horse bidder on an asset auction proceeding. Otherwise, other income (expense) in the periods presented consisted principally of foreign currency transaction losses.

The provisions for income taxes were related to U.S. income taxes that we provided at estimated annual effective rates using assumptions as to earnings and other factors that would affect the tax provision for the remainder of the year and to the operations of foreign branches and subsidiaries that were subject to local income and withholding taxes. We anticipated our effective tax rate for 2011 to be 31.5%. The primary difference between our current 2011 estimated effective tax rate of 31.5% and the federal statutory tax rate of 35% reflects our intent to indefinitely reinvest in certain of our international operations; therefore, we are no longer providing for U.S. taxes on a portion of our foreign earnings. The effective tax rate of 29.8% in our financial statements for the nine months ended September 30, 2011 is a result of the 31.5% estimated annual effective tax rate adjusted by $4.9 million of discrete tax benefits, primarily attributable to amending prior years’ U.S. federal income tax returns to reflect a broader interpretation of our revenue eligible for certain deductions allowable for oil and gas construction activities, and tax effecting the $18.3 million gain on the sale of the Ocean Legend at the U.S. federal statutory tax rate of 35%.

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

Because we operate in various oil and gas exploration and production regions in the world, we conduct a portion of our business in currencies other than the U.S. dollar. The functional currency for several of our international operations is the applicable local currency. A stronger U.S. dollar against the U.K. pound sterling and the Norwegian kroner would result in lower operating income. We manage our exposure to changes in foreign exchange rates principally through arranging compensation in U.S. dollars or freely convertible currency and, to the extent possible, by limiting compensation received in other currencies to amounts necessary to meet obligations denominated in those currencies. We use the exchange rates in effect as of the balance sheet date to translate assets and liabilities as to which the functional currency is the local currency, resulting in translation adjustments that we reflect as accumulated other comprehensive income or loss in the shareholders’ equity section of our Consolidated Balance Sheets. We recorded adjustments of ($12.9 million) and ($0.6 million) to our equity accounts in the nine-month periods ended September 30, 2011 and 2010, respectively. Positive adjustments reflect the net impact of the weakening of the U.S. dollar against various foreign currencies for locations where the functional currency is the local currency. Conversely, negative adjustments reflect the effect of a strengthening dollar.

One customer in Angola owed us $42 million and $56 million at September 30, 2011 and December 31, 2010, respectively, all of which is overdue. We collected $14 million from this customer during the nine months ended September 30, 2011. We completed the work on the contracts related to this receivable in the first quarter of 2010. Based on our past history with this customer, we believe this receivable ultimately will be collected. During the three-month period ended September 30, 2011, based on our current estimate of when the receivable will be collected, we reduced the net carrying value of the receivable by $3 million to reflect a present value estimate of $39 million and reclassified $22 million to Other Assets – Other on our balance sheet at September 30, 2011, which represents the amount we believe will be collected more than one year from the balance sheet date. The $3 million adjustment was charged against our earnings as a reduction of revenue in our Subsea Projects segment during the third quarter of 2011.

Item 4. Controls and Procedures.

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a–15(e) and 15d–15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2011 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has been no change in our internal control over financial reporting that occurred during the three months ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Various actions and claims are pending against us, most of which are covered by insurance. Although we cannot predict the ultimate outcome of these matters, we believe the ultimate liability, if any, that may result from these actions and claims will not materially affect our results of operations, cash flow or financial position.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)	Purchases of equity securities by the issuer and affiliated purchasers.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
July 1 though July 31, 2011	—	N/A	—	9,800,000
August 1 through August 31, 2011	385,900	34.2270	385,900	9,414,100
September 1 through September 30, 2011	114,100	37.5332	114,100	9,300,000

Total	500,000	34.9815	500,000	9,300,000

Item 6. Exhibits

			Registration or File Number	Form or Report	Report/ Filing Date	Exhibit Number
*	3.01	Restated Certificate of Incorporation	1-10945	10-K	Dec. 2000	3.01
*	3.02	Certificate of Amendment to Restated Certificate of Incorporation	1-10945	8-K	May 2008	3.1
*	3.03	Amended and Restated Bylaws	1-10945	8-K	Dec. 2007	3.1
	31.01	Rule 13a-14(a)/15d-14(a) Certification by M. Kevin McEvoy, Chief Executive Officer
	31.02	Rule 13a-14(a)/15d-14(a) Certification by Marvin J. Migura, Principal Financial Officer
	32.01	Section 1350 Certification by M. Kevin McEvoy, Chief Executive Officer
	32.02	Section 1350 Certification by Marvin J. Migura, Principal Financial Officer
	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
	101.INS	XBRL Instance Document
	101.SCH	XBRL Taxonomy Extension Schema Document
	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
	101.LAB	XBRL Taxonomy Extension Label Linkbase Document
	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates exhibit previously filed with the Securities and Exchange Commission, as indicated, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OCEANEERING INTERNATIONAL, INC. (Registrant)

November 2, 2011	By:	/S/ M. KEVIN MCEVOY
M. Kevin McEvoy
President and Chief Executive Officer

November 2, 2011	By:	/S/ MARVIN J. MIGURA
Marvin J. Migura
Executive Vice President (Principal Financial Officer)

November 2, 2011	By:	/S/ W. CARDON GERNER
W. Cardon Gerner
Senior Vice President and Chief Financial Officer (Principal Accounting Officer)

Index to Exhibits

			Registration or File Number	Form or Report	Report/ Filing Date	Exhibit Number
*	3.01	Restated Certificate of Incorporation	1-10945	10-K	Dec. 2000	3.01
*	3.02	Certificate of Amendment to Restated Certificate of Incorporation	1-10945	8-K	May 2008	3.1
*	3.03	Amended and Restated Bylaws	1-10945	8-K	Dec. 2007	3.1
	31.01	Rule 13a-14(a)/15d-14(a) Certification by M. Kevin McEvoy, Chief Executive Officer
	31.02	Rule 13a-14(a)/15d-14(a) Certification by Marvin J. Migura, Principal Financial Officer
	32.01	Section 1350 Certification by M. Kevin McEvoy, Chief Executive Officer
	32.02	Section 1350 Certification by Marvin J. Migura, Principal Financial Officer
	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
	101.INS	XBRL Instance Document
	101.SCH	XBRL Taxonomy Extension Schema Document
	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
	101.LAB	XBRL Taxonomy Extension Label Linkbase Document
	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates exhibit previously filed with the Securities and Exchange Commission, as indicated, and incorporated herein by reference.