Form 10-K
period 2011-12-31
OCEANEERING INTERNATIONAL INC
filed 2012-02-24
CIK 73756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 1-10945
____________________________________________
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
None
____________________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☑  Yes    ☐  No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☑  No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☑  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☑  Yes    ☐  No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐   Yes    ☑  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☑  No
Aggregate market value of the voting stock held by nonaffiliates of the registrant computed by reference to the closing price of $40.50 of the Common Stock on the New York Stock Exchange as of June 30, 2011, the last business day of the registrant's most recently completed second quarter: $4,360,306,000
Number of shares of Common Stock outstanding at February 9, 2012: 108,036,170
Documents Incorporated by Reference:
Portions of the proxy statement relating to the registrant's 2012 annual meeting of shareholders, to be filed on or before April 30, 2012 pursuant to Regulation 14A of the Securities Exchange Act of 1934, are incorporated by reference to the extent set forth in Part III, Items 10-14 of this report.

1

Oceaneering International, Inc.
Form 10-K

PART I

Item 1.	Business.
GENERAL DEVELOPMENT OF BUSINESS
Oceaneering International, Inc. is a global oilfield provider of engineered services and products primarily to the offshore oil and gas industry, with a focus on deepwater applications. Through the use of its applied technology expertise, Oceaneering also serves the defense and aerospace industries. Oceaneering was organized as a Delaware corporation in 1969 out of the combination of three diving service companies founded in the early 1960s. Since our establishment, we have concentrated on the development and marketing of underwater services and products requiring the use of advanced deepwater technology. We are one of the world's largest underwater services contractors. The services and products we provide to the oil and gas industry include remotely operated vehicles, built-to-order specialty subsea hardware, engineering and project management, subsea intervention services, including manned diving, and asset integrity and nondestructive testing services. Our international operations, principally in the North Sea, West Africa, Brazil, Australia and Asia, accounted for approximately 60% of our revenue, or $1.3 billion, for the year ended December 31, 2011.
Our business segments are contained within two businesses – services and products provided to the oil and gas industry ("Oil and Gas") and all other services and products ("Advanced Technologies"). Our four business segments within the Oil and Gas business are Remotely Operated Vehicles ("ROVs"), Subsea Products, Subsea Projects and Asset Integrity, which we previously called Inspection. We recently changed the name of the Inspection segment to Asset Integrity to more appropriately reflect the services we will be performing in this segment after our acquisition of AGR Field Operations Holdings AS and subsidiaries (collectively, "AGR FO") in December 2011. We report our Advanced Technologies business as one segment. Unallocated Expenses are expenses not associated with a specific business segment. These consist of expenses related to our incentive and deferred compensation plans, including restricted stock and bonuses, as well as other general expenses.
Oil and Gas. The focus of our Oil and Gas business has been toward increasing our asset base for providing services and products for deepwater offshore operations and subsea completions.
ROVs. We design and build most of our ROVs, which are submersible vehicles operated from the surface and widely used in the offshore oil and gas industry, in an in-house facility in Morgan City, LA. We have built over 200 ROV systems, and we are producing all our new ROVs in-house. For a few years leading into 2005, except for units we have purchased from other ROV operators, we had kept the number of our work-class ROVs at a constant level and built new systems for replacement and upgrade of our existing fleet. In 2004, we completed the acquisition of 34 additional work-class ROVs and related business operations from Stolt Offshore S.A. and 10 work-class ROVs and related equipment and business operations in North and South America from Fugro N.V. During the seven-year period ended December 31, 2011, in response to increased demand in the deepwater market, we added 161 ROVs, including 157 that we built, disposed of 61 ROVs and transferred one to our Advanced Technologies segment. At December 31, 2011, we owned 267 work-class ROVs.
Subsea Products. Through our specialty products division, we construct a variety of built-to-order specialty subsea hardware. In 2005, we acquired Grayloc Products, L.L.C. and its subsidiary (together, "Grayloc"), an oil and gas industry supplier of high performance clamp connectors used in production manifold, flowline and valve installations, and in 2010 we acquired all the operating assets of SMX International Canada Inc., a Canadian manufacturer of clamp connectors, check valves, and universal ball joints to augment Grayloc's business. In 2007, we purchased Ifokus Engineering AS, a Norwegian designer and manufacturer of specialty subsea products, particularly ROV tooling. In 2008, we purchased GTO Subsea AS ("GTO"), a Norwegian rental provider of specialized subsea dredging equipment, including ROV-deployed units, to the offshore oil and gas industry. In 2011, we purchased two Norwegian companies: Norse Cutting and Abandonment AS ("NCA"), an oilfield technology company specializing in providing subsea tooling services and plugging, abandonment and decommissioning of offshore oil and gas production platforms and subsea wellheads; and Mechanica AS, a design and fabrication company specializing in subsea tools for the offshore oil and gas industry.
Our Umbilical Solutions division provides various types of subsea umbilicals. Offshore operators use umbilicals to control subsea wellhead hydrocarbon flow rates, monitor downhole and wellhead conditions and perform chemical injection. Subsea umbilicals are also used to provide power and fluids to other subsea processing hardware, including pumps and gas separation equipment. We entered this market in 1994 through our purchase of the operating subsidiaries of Multiflex International Inc. During 1998, we constructed an umbilical plant in Brazil and relocated, modernized and increased the capabilities, including the production of steel tube umbilicals, of our umbilical manufacturing facility in Scotland. During 2004, we moved our U.S. facility to a new location, which has additional capacity and the capability of producing steel tube umbilicals, and added limited steel tube capability to our plant in Brazil. In 2006, we increased the thermoplastic umbilical capability at our Scotland facility. In 2010, we began to make modifications to our Brazil umbilical facility to increase its capacity and capabilities.

Subsea Projects. Our Subsea Projects segment consists of our subsea installation, inspection, maintenance and repair services, primarily in the U.S. Gulf of Mexico, utilizing a fleet of two owned and two chartered dynamically positioned deepwater vessels with integrated high-specification work-class ROVs onboard, and shallow water diving vessels and assets. The deepwater vessels are equipped with thrusters that allow them to be dynamically positioned, which means they can maintain a constant position at a location without the use of anchors. They are used in pipeline or flowline tie-ins, pipeline crossings and subsea hardware interventions and installations. These vessels can carry and install coiled tubing or umbilicals required to bring subsea well completions into production (tie-back to production facilities). We occasionally charter vessels from others to augment our fleet. In 2006, we chartered a larger deepwater vessel, the Ocean Intervention III, for three years, with extension options for up to six additional years. The initial three-year term of the charter began in May 2007, and we have extended the term to May 2012. We also chartered an additional larger deepwater vessel, the Olympic Intervention IV, for an initial term of five years, which began in the third quarter of 2008. We outfitted each of these larger deepwater vessels with two of our high-specification work-class ROVs, and we have been utilizing these vessels to perform subsea hardware installation and inspection, repair and maintenance projects, and to conduct well intervention services in the ultra-deep waters of the U.S. Gulf of Mexico. We also charter or lease dynamically positioned vessels on a short-term basis. In 2010, we acquired a vessel, which we renamed the Ocean Patriot, and we have converted it to a dynamically positioned saturation diving service vessel. We installed a new, 12-man saturation ("SAT") diving system on the vessel, and we placed the vessel into service in December 2011. In 2012, we are mobilizing the Ocean Intervention III to Angola and have chartered the Bourbon Oceanteam 101 to work on a three-year field support contract. The customer for this contract has the option for us to provide a third vessel and has options to extend the contract for two additional one-year periods.
In 2003, we purchased a 50% equity interest in Medusa Spar LLC, which owns 75% of a production spar platform. Medusa Spar LLC's revenue is derived from processing oil and gas production for a fee based on the volumes processed. The spar is currently located on the Medusa field in the U.S. Gulf of Mexico. Medusa Spar LLC has a contract covering production from the Medusa field and other nearby areas. Medusa Spar LLC financed its acquisition of its 75% interest in the production spar platform using approximately 50% debt and 50% equity from its equity holders. Medusa Spar LLC paid off the debt in 2008. For additional information regarding our interest in Medusa Spar LLC, see "Management's Discussion and Analysis of Financial Condition and Results of Operation – Results of Operations – Other" in Item 7 of Part II of this report.
Asset Integrity. Through our Asset Integrity division, we offer a wide range of asset integrity services to customers worldwide to improve the reliability and safety of their facilities onshore and offshore, while reducing their unplanned maintenance and repair costs. We also provide third-party inspections to satisfy contractual structural specifications, internal safety standards or regulatory requirements.
In December 2011, we purchased AGR FO, which provides inspection, maintenance, subsea engineering and field operations services, principally to the oil and gas industry. We will report these operations in our Asset Integrity and Subsea Projects segments.
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
FINANCIAL INFORMATION ABOUT SEGMENTS
For financial information about our business segments, please see the tables in Note 7 of the Notes to Consolidated Financial Statements in this report, which present revenue, income from operations, depreciation and amortization expense, equity earnings of unconsolidated affiliates and capital expenditures for 2011, 2010 and 2009, and identifiable assets, property and equipment and goodwill by business segment as of December 31, 2011 and 2010.
DESCRIPTION OF BUSINESS
Oil and Gas
Our Oil and Gas business consists of ROVs, Subsea Products, Subsea Projects and Asset Integrity.
ROVs. ROVs are submersible vehicles operated from the surface. We use our ROVs in the offshore oil and gas industry to perform a variety of underwater tasks, including drill support, installation and construction support, pipeline inspection and surveys, and subsea production facility operation and maintenance. Work-class ROVs may be outfitted with manipulators, sonar, video cameras, specialized tooling packages and other equipment or features to facilitate the performance of specific underwater tasks. At December 31, 2011, we owned 267 work-class ROVs. We believe we operate the largest fleet of ROVs in the world. We also believe we are the industry leader in providing ROV services for drill support.
ROV revenue:

	Amount	Percent of Total Revenue
	(in thousands)
2011	$755,033	34%
2010	662,105	34%
2009	649,228	35%
Subsea Products. We construct a variety of built-to-order specialty subsea hardware to ISO 9001 quality requirements. These products include:

•	various types of subsea umbilicals utilizing thermoplastic hoses and steel tubes;

•	ROV tooling and work packages;

•	production control equipment;

•	installation and workover control systems;

•	clamp connectors;

•	pipeline connector and repair systems;

•	subsea tooling;

•	subsea and topside control valves;

•	subsea chemical injection valves; and

•	blowout preventer control systems.
We market these products under the trade names Oceaneering Umbilical Solutions, Oceaneering Intervention Engineering, Oceaneering Grayloc, Oceaneering Rotator, Norse Cutting and Abandonment, Mechanica and GTO Subsea.
Offshore well operators use subsea umbilicals and production control equipment to control subsea wellhead hydrocarbon flow rates, monitor downhole and wellhead conditions and perform chemical injection. They are also used to provide power and fluids to other subsea processing hardware, including pumps and gas separation equipment. ROV tooling and work packages provide the operational link between an ROV and permanently installed equipment located on the sea floor. Valves are used to control and meter hydrocarbon production flow rates and to inject chemicals into production streams at the wellhead to enhance well flow characteristics.
Subsea Products revenue:

	Amount	Percent of Total Revenue
	(in thousands)
2011	$770,212	35%
2010	549,233	29%
2009	487,726	27%
Subsea Projects. We perform subsea intervention and hardware installation services, primarily in the U.S. Gulf of Mexico, from two owned and two chartered multiservice deepwater vessels. These services include: subsea well tie-backs; pipeline/flowline tie-ins and repairs; pipeline crossings; umbilical and other subsea equipment installations; subsea intervention; and inspection, repair and maintenance activities. In 2012, we began a three-year field support contract offshore Angola.
We supply commercial diving services to the oil and gas industry in the U.S. Gulf of Mexico using the traditional techniques of air, mixed gas and saturation diving, all of which use surface-supplied breathing gas. We supply our diving services from four owned diving support vessels and other vessels and facilities. We do not use traditional diving techniques in water depths greater than 1,000 feet. On a limited basis, we also use atmospheric diving systems, which enclose the operator in a surface pressure diving suit, in water depths up to 2,300 feet.

We own a 50% equity interest in Medusa Spar LLC, which owns 75% of a production spar platform. Medusa Spar LLC's revenue is derived from processing oil and gas production for a fee, based on the volumes processed. The spar is currently located on the Medusa field in the U.S. Gulf of Mexico. Medusa Spar LLC has a contract covering production from the Medusa field and other nearby areas. We report our interest in this entity's results in equity earnings of unconsolidated affiliates.

Subsea Projects revenue:

	Amount	Percent of Total Revenue
	(in thousands)
2011	$167,477	8%
2010	247,538	13%
2009	274,607	15%
Asset Integrity. Through our Asset Integrity division, we offer a wide range of asset integrity services to customers worldwide to improve the reliability and safety of their facilities onshore and offshore, while reducing their unplanned maintenance and repair costs. We also provide third-party inspections to satisfy contractual structural specifications, internal safety standards or regulatory requirements. We provide these services principally to customers in the oil and gas, petrochemical and power generation industries. In the U.K., we provide Independent Inspection Authority services for the oil and gas industry, which includes first-pass integrity evaluation and assessment and nondestructive testing services. We use a variety of technologies to perform pipeline inspections, both onshore and offshore.
Asset Integrity revenue:

	Amount	Percent of Total Revenue
	(in thousands)
2011	$266,577	12%
2010	223,469	12%
2009	216,140	12%
Advanced Technologies
Our Advanced Technologies segment provides engineering services and related manufacturing principally to the U.S. Department of Defense, NASA and its contractors, and the commercial theme park industry. The U.S. Navy is our largest customer, for whom we perform work primarily on surface ships and submarines.
We work for customers having specialized requirements in underwater or other hazardous environments outside the oil and gas industry. We provide support for the U.S. Navy, including underwater operations, data analysis, development of ocean-related computer software, and the design and development of new underwater tools and systems. We also install and maintain mechanical systems for the Navy's submarines, surface ships, offshore structures and moorings. We provide products and services to NASA and aerospace contractors. Our U.S. Navy and NASA-related activities substantially depend on continued government funding.
Advanced Technologies revenue:

	Amount	Percent of Total Revenue
	(in thousands)
2011	$233,364	11%
2010	234,700	12%
2009	194,380	11%

MARKETING
Oil and Gas. Oil and gas exploration and development expenditures fluctuate from year to year. In particular, budgetary approval for more expensive drilling and production in deepwater, an area in which we have a high degree of focus, may be postponed or suspended during periods when exploration and production companies reduce their offshore capital spending.
We market our ROVs, Subsea Products, Subsea Projects and Asset Integrity services and products to domestic, international and foreign national oil and gas companies engaged in offshore exploration, development and production. We also provide services and products as a subcontractor to other oilfield service companies operating as prime contractors. Customers for these services typically award contracts on a competitive-bid basis. These contracts are typically less than one year in duration, although we enter into multi-year contracts from time to time.

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
Advanced Technologies. We market our marine services and related engineering services to government agencies, major defense contractors, NASA and NASA contractors, and to construction, theme parks and other industrial customers outside the energy sector. We also market to insurance companies, salvage associations and other customers who have requirements for specialized operations in deep water.
Major Customers. Our top five customers in 2011, 2010 and 2009 accounted for 30%, 32% and 27%, respectively, of our consolidated revenue. All of our top five customers were oil and gas exploration and production companies served by our Oil and Gas business segments. In 2010, BP plc and subsidiaries accounted for 12% of our revenue. In 2011 and in 2009, no single customer accounted for more than 10% of our consolidated revenue. While we do not depend on any one customer, the loss of one of our significant customers could, at least on a short-term basis, have an adverse effect on our results of operations and cash flows.
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
ROVs. We believe we are the world's largest owner/operator of work-class ROVs employed in oil and gas related operations. We own 267 work-class ROVs, and estimate that this represents approximately 35% of the work-class ROVs utilized in the oil and gas service industry. We compete with several major companies on a worldwide basis and with numerous others operating locally in various areas.
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
Asset Integrity. The worldwide asset integrity and inspection markets consist of a wide range of inspection and certification requirements in many industries. We compete in only selected portions of this market. We believe that our broad geographic sales and operational coverage, long history of operations, technical reputation, application of various pipeline inspection technologies and accreditation to international quality standards enable us to compete effectively in our selected asset integrity and inspection services market segments.
Advanced Technologies
Engineering services is a very broad market with a large number of competitors. We compete in specialized areas in which we can combine our extensive program management experience, mechanical engineering expertise and the capability to continue the development of conceptual project designs into the manufacture of prototype equipment for customers.
SEASONALITY AND BACKLOG
A material amount of our consolidated revenue is generated from contracts for marine services in the U.S. Gulf of Mexico and the North Sea, which are usually more active from April through November compared to the rest of the year. Although most of our ROVs are engaged in providing drill support services, ROV activity in offshore construction and production field maintenance experiences seasonality, with the low point expected to be in the first quarter of the year. Our Asset Integrity segment's operations remain more active from April through November as compared to the rest of the year. Revenues in our Subsea Products and Advanced Technologies segments are generally not seasonal.
The amounts of backlog orders we believed to be firm as of December 31, 2011 and 2010 were as follows (in millions):

	As of December 31, 2011		As of December 31, 2010
	Total	1 + yr*	Total	1 + yr*
Oil and Gas
ROVs	$1,367	$745	$1,144	$676
Subsea Products	382	20	384	46
Subsea Projects	495	295	54	5
Asset Integrity	278	91	200	76
Total Oil and Gas	2,522	1,151	1,782	803
Advanced Technologies	153	4	93	12
Total	$2,675	$1,155	$1,875	$815

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

Our quality management systems are registered as being in conformance with ISO 9001:2000 and cover:

•	all our Oil and Gas products and services in the United Kingdom and Norway;

•	our Remotely Operated Vehicle operations in the Gulf of Mexico, Brazil and Canada;

•	our Asset Integrity operations in the Western Hemisphere and Abu Dhabi;

•	our Subsea Projects operations, except for shallow water diving;

•	our Subsea Products segment; and

•	the Oceaneering Space Systems, Oceaneering Technologies, Entertainment and Marine Services units of our Advanced Technologies segment.

ISO 9001 is an internationally recognized system for quality management established by the International Standards Organization, and the 2000 edition emphasizes customer satisfaction and continual improvement.
EMPLOYEES
As of December 31, 2011, we had approximately 9,600 employees. Our workforce varies seasonally and peaks during the summer months. We consider our relations with our employees to be satisfactory.
FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS
For financial information about our geographic areas of operation, please see the tables in Note 7 of the Notes to Consolidated Financial Statements in this report, which present revenue for 2011, 2010 and 2009 and long-lived assets as of December 31, 2011 and 2010 attributable to each of our major geographic areas. For a discussion of risks attendant to our foreign operations, see the discussion in Item 1A, "Risk Factors" under the heading "Our international operations involve additional risks not associated with domestic operations."
AVAILABLE INFORMATION
Our Web site address is www.oceaneering.com. We make available through this Web site under "Investor Relations — SEC Financial Reports," free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports and Section 16 filings by our directors and executive officers as soon as reasonably practicable after we, or our executive officers or directors, as the case may be, electronically file those materials with, or furnish those materials to, the SEC. You may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information regarding the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a Web site, www.sec.gov, which contains reports, proxy and other information statements, and other information regarding issuers that file electronically with the SEC.
We have adopted, and posted on our Web site: our corporate governance guidelines; a code of ethics for our Chief Executive Officer and Senior Financial Officers; and charters for the Audit, Nominating and Corporate Governance and Compensation Committees of our Board of Directors.
EXECUTIVE OFFICERS OF THE REGISTRANT
Executive Officers. The following information relates to our executive officers as of February 22, 2012:

NAME	AGE	POSITION	OFFICER SINCE	EMPLOYEE SINCE
M. Kevin McEvoy	61	President and Chief Executive Officer and Director	1990	1979
Marvin J. Migura	61	Executive Vice President	1995	1995
Knut Eriksen	61	Senior Vice President, Subsea Products	2010	2010
W. Cardon Gerner	57	Senior Vice President, Chief Financial Officer and Chief Accounting Officer	2006	2006
Clyde W. Hewlett	57	Senior Vice President, Subsea Projects	2004	1988
Kevin F. Kerins	58	Senior Vice President, ROVs	2006	1978
David K. Lawrence	52	Vice President, General Counsel and Secretary	2012	2005
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
M. Kevin McEvoy, President and Chief Executive Officer, joined Oceaneering in 1984 when we acquired Solus Ocean Systems, Inc. Since 1984, he has held various senior management positions in each of our operating groups. He was appointed a Vice President in 1990, a Senior Vice President in 1998, Executive Vice President in 2006 and to the additional office of Chief Operating Officer in February 2010, and became President and Chief Executive Officer and a director of Oceaneering in May 2011.

Marvin J. Migura, Executive Vice President, joined Oceaneering in 1995 as Senior Vice President and Chief Financial Officer and was appointed Executive Vice President in May 2011. From 1975 to 1994, he held various financial positions with Zapata Corporation, then a diversified energy services company, most recently as Senior Vice President and Chief Financial Officer from 1987 to 1994.
Knut Eriksen joined Oceaneering in April 2010 as Senior Vice President, Subsea Products. He has over 30 years experience in the oil and gas industry, including serving as Senior Vice President, Global Execution from January 2006 to November 2009 with NATCO Group Inc., which was acquired by Cameron International Corporation. The majority of his business experience is in deepwater engineering and offshore projects, and he previously held positions such as President of Engineering for Aker Maritime and Senior Vice President and head of Aker Kvaerner's Gulf of Mexico Deepwater Business Unit, both of which are now part of Aker Solutions ASA. He has also held the position of Vice President of Worldwide Deepwater Development at Unocal Corporation, which has since been acquired by Chevron Corp.
W. Cardon Gerner, Senior Vice President, Chief Financial Officer and Chief Accounting Officer, joined Oceaneering in 2006 as Vice President and Chief Accounting Officer, and was appointed to his current position in August 2011. From 1999 to 2006, he held various financial positions with Service Corporation International, a global provider of death-care services, serving as Vice President Accounting from 2002 to 2006. He also served as Senior Vice President and Chief Financial Officer of Equity Corporation International 1995 to 1999. He is a Certified Public Accountant.

Clyde W. Hewlett, Senior Vice President, Subsea Projects, has over 33 years of oil and gas experience, almost exclusively in the offshore and subsea industries. He joined Oceaneering in 1988 and has held increasingly responsible positions. He was appointed Vice President of Mobile Offshore Production Systems in 2004, Vice President of Subsea Projects in 2007 and Senior Vice President of Subsea Projects in May 2008.
Kevin F. Kerins, Senior Vice President, ROVs, joined Oceaneering in 1978. Since 1978, he has held a variety of positions of responsibility in ROV operations, marketing and administration in various geographic locations. He was appointed Vice President, Eastern Region ROVs in 2003, Vice President and General Manager, ROVs in 2006 and Senior Vice President, ROVs in August 2009.

David K. Lawrence, Vice President, General Counsel and Secretary, joined Oceaneering in 2005 as Assistant General Counsel. He was appointed Associate General Counsel in January 2011 and to his current position in January 2012. He has over 20 years' experience as in-house counsel in the oil and gas industry and manufacturing.

Item 1A.	Risk Factors.

We are subject to various risks and uncertainties in the course of our business. The following summarizes significant risks and uncertainties that may materially and adversely affect our business, financial condition, results of operations or cash flows and the market value of our securities. Investors in our company should consider these matters, in addition to the other information we have provided in this report and the documents we incorporate by reference.
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

We derive most of our revenue from customers in the offshore oil and gas exploration, development and production industry. The offshore oil and gas industry is a historically cyclical industry characterized by significant changes in the levels of exploration and development activities. Oil and gas prices, and market expectations of potential changes in those prices, significantly affect the levels of those activities. Worldwide political, economic and military events have contributed to oil and gas price volatility and are likely to continue to do so in the future. Any prolonged reduction in the overall level of offshore oil and gas exploration and development activities, whether resulting from changes in oil and gas prices or otherwise, could materially and adversely affect our financial condition and results of operations in our segments within our Oil and Gas business. Some factors that have affected and are likely to continue affecting oil and gas prices and the level of demand for our services and products include the following:

•	worldwide demand for oil and gas;

•	general economic and business conditions and industry trends;

•	the ability of the Organization of Petroleum Exporting Countries, or OPEC, to set and maintain production levels;

•	the level of production by non-OPEC countries;

•	the ability of oil and gas companies to generate funds for capital expenditures;

•	domestic and foreign tax policy;

•	laws and governmental regulations that restrict exploration and development of oil and gas in various offshore jurisdictions;

•	technological changes;

•	the political environment of oil-producing regions;

•	the price and availability of alternative fuels; and

•	overall economic conditions.
Our operations could be adversely impacted by the effects of regulations recently adopted by the U.S. government in response to the Macondo well incident.
On April 22, 2010, the drilling rig Deepwater Horizon, which was engaged in deepwater drilling operations in the U.S. Gulf of Mexico, sank after an explosion and fire. The incident resulted in a significant and uncontrolled oil spill off the coast of Louisiana. During 2010, the U.S. government established new regulations relating to the design of wells and testing of the integrity of wellbores, the use of drilling fluids, the functionality and testing of well control equipment, including blowout preventers, and other safety and environmental regulations. In addition, the U.S. government is requiring that operators demonstrate their compliance with those regulations before commencing deepwater drilling operations. Compliance issues associated with the recently adopted regulations could significantly impact deepwater drilling in the U.S. Gulf of Mexico. Changes in laws or regulations regarding offshore oil and gas exploration and development activities, the cost or availability of insurance and the impacts of these factors on decisions by customers or other industry participants could further reduce demand for our services, which would have a negative impact on our operations.
Our international operations involve additional risks not associated with domestic operations.

A significant portion of our revenue is attributable to operations in foreign countries. These activities accounted for approximately 60% of our consolidated revenue in 2011. Risks associated with our operations in foreign areas include risks of:

•	regional and global economic downturns;

•	disturbances or other risks that may limit or disrupt markets;

•	expropriation, confiscation or nationalization of assets;

•	renegotiation or nullification of existing contracts;

•	foreign exchange restrictions;

•	foreign currency fluctuations;

•	foreign taxation, including the application and interpretation of tax laws;

•	the inability to repatriate earnings or capital;

•	changing political conditions;

•	changing foreign and domestic monetary policies; and

•	social, political, military and economic situations in foreign areas where we do business and the possibilities of civil disturbances, war, other armed conflict, terrorist attacks or acts of piracy.
Additionally, in some jurisdictions we are subject to foreign governmental regulations favoring or requiring the awarding of contracts to local contractors or requiring foreign contractors to employ citizens of, or purchase supplies from, a particular jurisdiction. These regulations may adversely affect our ability to compete.
Our exposure to the risks we described above varies from country to country. In recent periods, political instability and civil unrest in West Africa, particularly Nigeria, have been our greatest concerns. There is a risk that a continuation or worsening of these conditions could materially and adversely impact our future business, operations, financial condition and results of operations. Of our total consolidated revenue for 2011, we generated approximately 13% from our operations in West Africa.

Foreign exchange risks and fluctuations may affect our profitability on certain projects.
We operate on a worldwide basis with substantial operations outside the U.S. that subject us to U.S. dollar translation and economic risks. In order to manage some of the risks associated with foreign currency exchange rates, we sometimes enter into foreign currency derivative (hedging) instruments, especially when there is currency risk exposure that is not naturally mitigated via our contracts. However, these actions may not always eliminate all currency risk exposure, in particular for our long-term contracts. A disruption in the foreign currency markets, including the markets with respect to any particular currencies, such as the Euro, could adversely affect our hedging instruments and subject us to additional currency risk exposure. Based on fluctuations in currency, the U.S. dollar value of our backlog may from time to time increase or decrease significantly. We do not enter into derivative instruments for trading or other speculative purposes. Our operational cash flows and cash balances, though predominately held in U.S. dollars, may consist of different currencies at various points in time in order to execute our contracts globally. Non-U.S. asset and liability balances are subject to currency fluctuations when measured period to period for financial reporting purposes in U.S. dollars.
Our backlog is subject to unexpected adjustments and cancellations and is, therefore, an uncertain indicator of our future revenues and earnings.
There can be no assurance that the revenues included in our backlog will be realized or, if realized, will result in profits. Because of project cancellations or potential changes in the scope or schedule of our customers' projects, we cannot predict with certainty when or if backlog will be realized. Material delays, suspensions, cancellations or payment defaults could materially affect our financial condition, results of operations and cash flows.
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

In addition, we maintain our cash balances and short-term investments in accounts held by major banks and financial institutions located primarily in North America, Europe, Africa and Asia, and some of those accounts hold deposits that exceed available insurance. It is possible that one or more of the financial institutions in which we hold our cash and investments could become subject to bankruptcy, receivership or similar proceedings. As a result, we could be at risk of not being able to access material amounts of our cash, which could result in a temporary liquidity crisis that could impede our ability to fund operations.

Employee, agent or partner misconduct or our overall failure to comply with laws or regulations could weaken our ability to win contracts, which could result in reduced revenues and profits.
Misconduct, fraud, non-compliance with applicable laws and regulations, or other improper activities by one or more of our employees, agents or partners could have a significant negative impact on our business and reputation. Such misconduct could include the failure to comply with the U.S. Foreign Corrupt Practices Act ("FCPA"), which prohibits companies and their intermediaries from making improper payments to non-U.S. officials, as well as the failure to comply with government procurement regulations, regulations on lobbying or similar activities, regulations pertaining to the internal controls over financial reporting and various other applicable laws or regulations, including the U.K. Bribery Act. We operate in some countries that international corruption monitoring groups have identified as having high levels of corruption. Our activities create the risk of unauthorized payments or offers of payments by one of our employees or agents that could be in violation of the FCPA or other applicable anti-corruption laws. The precautions we take to prevent and detect misconduct, fraud or non-

compliance with applicable laws and regulations may not be effective, and we could face unknown risks or losses. Our failure to comply with applicable laws or regulations or acts of misconduct could subject us to fines, penalties or other sanctions, which could have a material adverse effect on our business and our consolidated financial condition, results of operations and cash flows.
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

We may pursue growth through the acquisition of businesses or assets that will enable us to broaden our product and service offerings and expand into new markets. We may be unable to implement this element of our growth strategy if we cannot identify suitable businesses or assets, reach agreement on potential strategic acquisitions on acceptable terms or for other reasons. Moreover, acquisitions involve various risks, including:

•	difficulties relating to the assimilation of personnel, services and systems of an acquired business and the assimilation of marketing and other operational capabilities;

•	challenges resulting from unanticipated changes in customer and other third-party relationships subsequent to acquisition;

•	additional financial and accounting challenges and complexities in areas such as tax planning, treasury management, financial reporting and internal controls;

•	assumption of liabilities of an acquired business, including liabilities that were unknown at the time the acquisition transaction was negotiated;

•	possible liabilities under the FCPA and other anti-corruption laws;

•	diversion of management's attention from day-to-day operations;

•	failure to realize anticipated benefits, such as cost savings and revenue enhancements;

•	potentially substantial transaction costs associated with acquisitions; and

•	potential impairment resulting from the overpayment for an acquisition.
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
Our businesses operate in highly competitive industry segments. Some of our competitors or potential competitors have greater financial or other resources than we have. Our operations may be adversely affected if our current competitors or new market entrants introduce new products or services with better features, performance, prices or other characteristics than those of our products and services. This factor is significant to our segments' operations, particularly in the segments within our Oil and Gas business, where capital investment is critical to our ability to compete.

We rely on intellectual property law and confidentiality agreements to protect our intellectual property. We also rely on intellectual property we license from third parties. Our failure to protect our intellectual property rights, or our inability to obtain or renew licenses to use intellectual property of third parties, could adversely affect our business.
Our success depends, in part, on our ability to protect our proprietary information and other intellectual property. Our intellectual property could be challenged, invalidated, circumvented or rendered unenforceable. In addition, effective intellectual property protection may be limited or unavailable in some foreign countries where we operate.
Our failure to protect our intellectual property rights may result in the loss of valuable technologies or adversely affect our competitive business position. We rely significantly on proprietary technology, information, processes and know-how that are not subject to patent or copyright protection. We seek to protect this information through trade secret or confidentiality agreements with our employees, consultants, subcontractors or other parties, as well as through other security measures. These agreements and security measures may be inadequate to deter or prevent misappropriation of our confidential information. In the event of an infringement of our intellectual property rights, a breach of a confidentiality agreement or divulgence of proprietary information, we may not have adequate legal remedies to protect our intellectual property. Litigation to determine the scope of intellectual property rights, even if ultimately successful, could be costly and could divert management's attention away from other aspects of our business. In addition, our trade secrets may otherwise become known or be independently developed by competitors.
In some instances, we have augmented our technology base by licensing the proprietary intellectual property of third parties. In the future, we may not be able to obtain necessary licenses on commercially reasonable terms.
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
Our internal controls and procedures were developed through a process in which our management applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding the control objectives. The design of any system of internal controls and procedures is based, in part, on various assumptions about the likelihood of future events. We cannot assure that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.
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
In addition, the Delaware General Corporation Law imposes restrictions on mergers and other business combinations between us and any holder of 15% or more of our outstanding common stock.

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

Oil and Gas. In general, our ROV, Subsea Projects and Asset Integrity segments share facilities. Our location in Morgan City, Louisiana is the largest of these facilities and consists of ROV manufacturing and training facilities, vessel docking facilities, open and covered warehouse space and offices. The Morgan City facilities primarily support operations in the United States. We have regional support offices for our North Sea, West Africa, Brazil and Southeast Asia operations in: Aberdeen, Scotland; Stavanger and Bergen, Norway; Dubai, U.A.E.; Macaé, Brazil; Perth and Melbourne, Australia; and Singapore. We also have operational bases in various other locations, the most significant of which are in Angola, Nigeria and India.
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

No matter was submitted to a vote of our security holders, through the solicitation of proxies or otherwise, during the last three months of the year ended December 31, 2011.
CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS.
We are including the following discussion to inform our existing and potential security holders generally of some of the risks and uncertainties that can affect our company and to take advantage of the "safe harbor" protection for forward-looking statements that applicable federal securities law affords.

From time to time, our management or persons acting on our behalf make forward-looking statements to inform existing and potential security holders about our company. These statements may include projections and estimates concerning the timing and success of specific projects and our future orders, revenue, income and capital spending. Forward-looking statements are generally accompanied by words such as "estimate," "plan," "project," "predict," "believe," "expect," "anticipate," "plan," "forecast," "budget," "goal," "may," "should," or other words that convey the uncertainty of future events or outcomes. In addition, sometimes we will specifically describe a statement as being a forward-looking statement and refer to this cautionary statement.

In addition, various statements this report contains, including those that express a belief, expectation or intention are forward-looking statements. Those forward-looking statements appear in Part I of this report in Item 1 – "Business," Item 2 – "Properties" and Item 3 – "Legal Proceedings" and in Part II of this report in Item 7 – "Management's Discussion and Analysis of Financial Condition and Results of Operations," Item 7A – "Quantitative and Qualitative Disclosures About Market Risk" and in the Notes to Consolidated Financial Statements incorporated into Item 8 and elsewhere in this report. These forward-looking statements speak only as of the date of this report, we disclaim any obligation to update these statements, and we caution you not to rely unduly on them. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks, contingencies and uncertainties relate to, among other matters, the following:

•	worldwide demand for and prices of oil and gas;

•	the effects of new regulations adopted by the U.S. government in response to the Macondo well incident.

•	the timing as to when operators will be issued drilling permits in the U.S. Gulf of Mexico;

•	the continued availability of qualified personnel;

•	general economic and business conditions and industry trends;

•	the volatility and uncertainties of credit markets;

•	the highly competitive nature of our businesses;

•	decisions about offshore developments to be made by oil and gas companies;

•	cancellations of contracts and the resulting adjustments to our backlog;

•	the increased use of subsea completions and our ability to capture associated market share;

•	the continued strength of the industry segments in which we are involved;

•	the levels of oil and gas production to be processed by the Medusa field production spar platform;

•	our future financial performance, including availability, terms and deployment of capital;

•	the consequences of significant changes in currency exchange rates;

•	changes in tax laws, regulations and interpretation by taxing authorities;

•	our ability to obtain raw materials and parts on a timely basis and, in some cases, from limited sources;

•	operating risks normally incident to offshore exploration, development and production operations;

•	hurricanes and other adverse weather conditions;

•	delays in deliveries of deepwater drilling rigs;

•	cost and time associated with drydocking of our vessels;

•	changes in, or our ability to comply with, government regulations, including those relating to the environment;

•	the risks associated with integrating businesses we acquire;

•	rapid technological changes; and

•	social, political, military and economic situations in foreign countries where we do business and the possibilities of civil disturbances, war, other armed conflicts or terrorist attacks.
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

Part II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is listed on the New York Stock Exchange under the symbol OII. We submitted to the New York Stock Exchange during 2011 a certification of our Chief Executive Officer regarding compliance with the Exchange's corporate governance listing standards. We also included as exhibits to this annual report on Form 10-K, as filed with the SEC, the certifications of our principal executive officer and principal financial officer required under Section 302 of the Sarbanes-Oxley Act of 2002.

In June 2011, we effected a two-for-one stock split in the form of a stock dividend. All historical share and per share data in this annual report on Form 10-K reflect this stock split.
The following table sets out, for the periods indicated, the high and low sales prices for our common stock as reported on the New York Stock Exchange (consolidated transaction reporting system):

	2011		2010
	High	Low	High	Low
For the quarter ended:
March 31	$45.55	$34.72	$33.06	$25.65
June 30	46.19	35.46	34.30	19.88
September 30	45.04	32.71	27.46	21.55
December 31	49.26	31.77	38.43	25.81
On February 9, 2012, there were 376 holders of record of our common stock. On that date, the closing sales price, as quoted on the New York Stock Exchange, was $52.45. In 2011, we declared quarterly cash dividends of $0.15 per share in each of the second, third and fourth quarters. It is our intent to continue to pay a quarterly cash dividend; however, payment of future cash dividends will be at the discretion of our board of directors in accordance with applicable law, after taking into account various factors, including our financial condition, earnings, capital requirements, legal requirements, regulatory constraints, industry practice and any other factors that our board of directors believes are relevant.
In February 2010, our Board of Directors approved a plan to repurchase up to 12,000,000 shares of our common stock. Through December 31, 2011 under this plan, we repurchased 2,700,000 shares of our common stock for $67.0 million. We did not repurchase any shares in the fourth quarter of 2011.
EQUITY COMPENSATION PLAN INFORMATION
The following presents equity compensation plan information as of December 31, 2011:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	—	N/A	2,786,078
Equity compensation plans not approved by security holders	—	N/A	—
Total	—	N/A	2,786,078
We had no outstanding options, warrants or rights at December 31, 2011.
At December 31, 2011, there were: (1) no shares of Oceaneering common stock under equity compensation plans not approved by security holders available for grant; and (2) 2,786,078 shares of Oceaneering common stock under equity compensation plans approved by security holders available for grant, in the form of stock options, stock appreciation rights or stock awards. We have not granted any stock options since 2005 and the Compensation Committee of our Board of Directors has expressed its intention to refrain from using stock options as a component of employee compensation for our executive officers and other employees for the foreseeable future. Additionally, our Board of Directors has expressed its intention to refrain from using stock options as a component of nonemployee director compensation for the foreseeable future. For a description of the material features of each of these plans, see Note 8 of Notes to Consolidated Financial Statements.

Item 6.	Selected Financial Data.

The following table sets forth certain selected historical consolidated financial data and should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operation and our Consolidated Financial Statements and Notes included in this report. The following information may not be indicative of our future operating results.
Results of Operations:

	Year Ended December 31,
(in thousands, except per share amounts)	2011	2010	2009	2008	2007
Revenue	$2,192,663	$1,917,045	$1,822,081	$1,977,421	$1,743,080
Cost of services and products	1,683,904	1,450,725	1,384,355	1,512,621	1,329,795
Gross margin	508,759	466,320	437,726	464,800	413,285
Selling, general and administrative expense	173,928	156,820	145,610	147,242	123,662
Income from operations	$334,831	$309,500	$292,116	$317,558	$289,623
Net income	$235,658	$200,531	$188,353	$199,386	$180,374
Diluted earnings per share	2.16	1.82	1.70	1.78	1.61
Depreciation and amortization, including impairment charges	151,227	153,651	122,945	115,029	93,776
Capital expenditures, including business acquisitions	526,645	207,180	175,021	252,277	233,795
Other Financial Data:

	As of December 31,
(in thousands, except ratios)	2011	2010	2009	2008	2007
Working capital ratio	1.96	2.24	2.25	2.09	1.98
Working capital	$482,747	$543,646	$485,592	$390,378	$331,594
Total assets	2,400,544	2,030,506	1,880,287	1,670,020	1,531,440
Long-term debt	120,000	—	120,000	229,000	200,000
Shareholders’ equity	1,557,962	1,390,215	1,224,323	967,654	915,310

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements in this annual report on Form 10-K, including, without limitation, statements regarding the following matters are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995:

•	our business strategy;

•	our plans for future operations;

•	industry conditions;

•
our expectations about 2012 earnings per share and segment operating results, and the factors underlying those expectations, including our expectations about demand for our deepwater oilfield services and products as a result of the factors we specify in the "Overview" below;

•	projections relating to floating rigs to be placed in service and subsea tree orders;

•	the adequacy of our liquidity and capital resources to support our operations and internally generated growth initiatives;

•	our projected capital expenditures for 2012;

•	our plans to add ROVs to our fleet;

•	our belief that our goodwill will not be impaired during 2012;

•	the adequacy of our accruals for uninsured expected liabilities from workers' compensation, maritime employer's liability and general liability claims;

•	our belief that our total unrecognized tax benefits will not significantly increase or decrease in the next 12 months;

•	our expectations about the cash flows from our investment in Medusa Spar LLC, and the factors underlying those expectations;

•	our backlog; and

•	our expectations regarding the effect of inflation in the near future.
These forward-looking statements are subject to various risks, uncertainties and assumptions, including those we refer to under the headings "Risk Factors" and "Cautionary Statement Concerning Forward-Looking Statements" in Part I of this report. Although we believe that the expectations reflected in such forward-looking statements are reasonable, because of the inherent limitations in the forecasting process, as well as the relatively volatile nature of the industries in which we operate, we can give no assurance that those expectations will prove to have been correct. Accordingly, evaluation of our future prospects must be made with caution when relying on forward-looking information.
Overview
The table that follows sets out our revenue and operating results for 2011, 2010 and 2009.

	Year Ended December 31,
(dollars in thousands)	2011	2010	2009
Revenue	$2,192,663	$1,917,045	$1,822,081
Gross Margin	508,759	466,320	437,726
Gross Margin %	23%	24%	24%
Operating Income	334,831	309,500	292,116
Operating Income %	15%	16%	16%
Net Income	235,658	200,531	188,353
During 2011, we generated approximately 89% of our revenue, and 96% of our operating income, from services and products we provided to the oil and gas industry. In 2011, our revenue increased by 14%, with the largest increase occurring in our Subsea Products segment. Our Subsea Products segment revenue increased 40% from higher umbilical plant throughput and specialty product sales.
The $236 million consolidated net income we earned in 2011 was the highest in our history. The $35 million increase from 2010 net income was attributable to higher profit contributions from our Subsea Products segment, which had $34 million more operating income on $221 million more revenue, and our ROV segment, which had $13 million more operating income on $93 million more revenue.

In 2011, we invested in the following major capital projects:

•	business acquisitions totaling $292 million, principally in our Asset Integrity and Subsea Products segments;

•	additions of and upgrades to our work-class ROVs;

•	expenditures for added capacity and geographic expansion in our Subsea Products segment; and

•	conversion of the Ocean Patriot to a dynamically positioned saturation diving vessel and completion of its saturation diving system in our Subsea Projects business.
We expect our 2012 diluted earnings per share to be in the range of $2.45 to $2.65, as compared to $2.16 in 2011. We anticipate continued international demand growth and a moderate rebound in overall activity in the U.S. Gulf of Mexico. Compared to 2011, in 2012 we are forecasting an increase in ROV operating income as a result of a higher average fleet size and increased demand offshore West Africa and in the U.S. Gulf of Mexico.
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

	2011	2010	2009
Average number of floating rigs under contract	238	220	208
ROV days on hire (in thousands)	73	69	69
ROV utilization	77%	75%	79%
Demand for floating rigs is our primary driver of future growth prospects. According to industry data published by ODS-Petrodata, at the end of 2011, there were 284 floating drilling rigs in the world, with 260 of the rigs under contract and 69% of the rigs contracted through 2012. Sixty-eight additional floating rigs were on order, with 45 scheduled to be delivered through 2013, and 28 of these 68 have been contracted long-term, for an average term of approximately seven years. We estimate approximately 24 floating rigs will be placed in service during 2012, and we have ROV contracts on eight of those. Competitors have the ROV contracts on nine rigs, leaving seven contract opportunities.
In addition to floating rig demand, subsea tree completions are another leading indicator of the strength of the deepwater market and the primary demand driver for our Subsea Products lines. According to industry data published by Quest Offshore Resources, Inc., there were less than 600 subsea completions before 1990, approximately 1,100 in the decade of the 1990s, approximately 3,100 in the decade of the 2000s, and Quest forecasts over 5,000 for the decade of the 2010s. Quest also projects the global market for subsea tree orders is expected to increase 58% in the 2011-2015 time period compared to the previous five years.
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

We account for significant fixed-price contracts, which we enter into mainly in our Subsea Products segment, and occasionally in our Subsea Projects and Advanced Technologies segments, using the percentage-of-completion method. In 2011, we accounted for 16% of our revenue using the percentage-of-completion method. In determining whether a contract should be accounted for using the percentage-of-completion method, we consider whether:

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
Long-lived Assets. We evaluate our property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be appropriate. We base these evaluations on a comparison of the assets' carrying values to forecasts of undiscounted cash flows associated with the assets or quoted market prices. If an impairment has occurred, we recognize a loss for the difference between the carrying amount and the fair value of the asset. Our expectations regarding future sales and undiscounted cash flows are highly subjective, cover extended periods of time and depend on a number of factors outside our control, such as changes in general economic conditions, laws and regulations. Accordingly, these expectations could differ significantly from year to year. In 2010, we recorded a $5.2 million impairment charge as additional depreciation to adjust the carrying value of our vessel held for sale, The Performer, to its fair value less estimated costs to sell. We completed the sale in July 2010 for approximately the vessel's reduced carrying value. The Performer was included in our Subsea Projects segment, and the impairment and result of its sale are included in the gross margin and operating income in the Subsea Projects segment.
We charge the costs of repair and maintenance of property and equipment to operations as incurred, while we capitalize the costs of improvements that extend asset lives or functionality.
Goodwill. We account for business combinations using the acquisition method of accounting, with the acquisition price being allocated to the assets acquired and liabilities assumed based on their fair market values at the date of acquisition. In September 2011, the Financial Accounting Standards Board ("FASB") issued an update regarding goodwill impairment testing. Under the update, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test. This update is effective for us January 1, 2012, and earlier adoption is permitted. We have elected to adopt this update early and apply it in 2011. The provisions of the update have not had a material effect on our financial position or results of operations. Prior to this FASB update, we tested the goodwill attributable to each of our reporting units for impairment annually, or more frequently whenever events or changes in circumstances indicated that the carrying amounts may not have been appropriate. We estimated fair value of the reporting units using both an income approach, which considers a discounted cash flow model, and a market approach. For reporting units with significant goodwill, we do not believe our goodwill will be impaired during 2012.
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
Income Taxes. Our tax provisions are based on our expected taxable income, statutory rates and tax-planning opportunities available to us in the various jurisdictions in which we operate. Determination of taxable income in any jurisdiction requires the interpretation of the related tax laws. We are at risk that a taxing authority's final determination of our tax liabilities may differ from our interpretation. Our effective tax rate may fluctuate from year to year as our operations are conducted in different taxing jurisdictions, the amount of pre-tax income fluctuates and our estimates regarding the realizability of items such as foreign tax credits may change. In 2011, 2010 and 2009, we recorded reductions of income tax expense of $0.9 million, $1.0 million and $0.3 million, respectively, resulting from a combination of expiring statutes of limitations and the resolution of uncertain tax positions related to certain tax liabilities we recorded in prior years. Current income tax expense represents either nonresident withholding taxes or the liabilities expected to be reflected on our income tax returns for the current year, while the net deferred income tax expense or benefit represents the change in the balance of deferred tax assets or liabilities as reported on our balance sheet.
We establish valuation allowances to reduce deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized in the future. We currently have no valuation allowances. While we have considered estimated future taxable income and ongoing prudent and feasible tax-planning strategies in assessing the need for the valuation allowances, changes in these estimates and assumptions, as well as changes in tax laws, could require us to provide for valuation allowances for our deferred tax assets. These provisions for valuation allowances would impact our income tax provision in the period in which such adjustments are identified and recorded.
We account for any applicable interest and penalties on uncertain tax positions as a component of our provision for income taxes on our financial statements. We charged $0.4 million to income tax expense in 2011 for penalties and interest for uncertain tax positions, which brought our total liabilities for penalties and interest on uncertain tax positions to $4.4 million on our balance sheet at December 31, 2011. Including associated foreign tax credits and penalties and interest, we have accrued a net total of $5.6 million in the caption "other long-term liabilities" on our balance sheet at December 31, 2011 for unrecognized tax benefits. All additions or reductions to those liabilities affect our effective income tax rate in the periods of change.
We do not believe that the total of unrecognized tax benefits will significantly increase or decrease in the next 12 months.
For a summary of our major accounting policies and a discussion of recently adopted accounting standards, please see Note 1 to our Consolidated Financial Statements.
Liquidity and Capital Resources
We consider our liquidity and capital resources adequate to support our operations and internally-generated growth initiatives. At December 31, 2011, we had working capital of $483 million, including cash and cash equivalents of $106 million. Additionally, we had $180 million available through a revolving credit facility under a credit agreement (the "Credit Agreement"), which we replaced in January 2012 with a new credit agreement (the "2012 Credit Agreement") that extends to January 2017. Our maximum borrowings and our total interest costs under the Credit Agreement during the year ended December 31, 2011 were $120 million and $42,000, respectively. Our net cash provided by operating activities was $289 million, $442 million and $418 million for 2011, 2010 and 2009, respectively.

Simultaneously with the execution of the 2012 Credit Agreement and pursuant to its terms, we repaid all amounts outstanding under, and terminated, the Credit Agreement. The 2012 Credit Agreement provides for a five-year, $300 million revolving credit facility. Subject to certain conditions, the aggregate commitments under the facility may be increased by up to $200 million by obtaining additional commitments from existing and/or new lenders. Borrowings under the facility may be used for working capital and general corporate purposes. The facility expires on January 6, 2017. Revolving borrowings under the facility bear interest at an adjusted base rate or the eurodollar Rate (as defined in the agreement), at our option, plus an applicable margin. Depending on our debt to capitalization ratio, the applicable margin varies (1) in the case of adjusted base rate advances, from 0.125% to 0.750% and (2) in the case of eurodollar advances, from 1.125% to 1.750%.

The 2012 Credit Agreement contains various covenants which we believe are customary for agreements of this nature, including, but not limited to, restrictions on the ability of each of our restricted subsidiaries to incur unsecured debt, as well as restrictions on our ability and the ability of each of our restricted subsidiaries to incur secured debt, grant liens, make certain investments, make distributions, merge or consolidate, sell assets, enter into transactions with affiliates and enter into certain restrictive agreements. We are also subject to an interest coverage ratio and a debt to capitalization ratio. The 2012 Credit Agreement includes customary events and consequences of default.
Our capital expenditures, including business acquisitions, for 2011, 2010 and 2009 were $527 million, $207 million and $175 million, respectively. Capital expenditures in 2011 included expenditures for: the acquisition of AGR Field Operations Holdings AS and subsidiaries ("AGR FO") for $220 million, which are in our Asset Integrity and Subsea Projects segments; Norse Cutting and Abandonment AS ("NCA") for $50 million and Mechanica AS for $17 million, which are in our Subsea Products segment; additions and upgrades to our ROV fleet; and conversion of the Ocean Patriot to a dynamically positioned saturation diving vessel and completion of its saturation diving system in our Subsea Projects segment. Capital expenditures in 2010 included expenditures for: additions and upgrades to our ROV fleet; two vessels and a saturation diving system in our Subsea Project segment; a business acquisition in our Subsea Products segment; and modifications to our Brazil umbilical manufacturing facility. Capital expenditures in 2009 included expenditures for: additions and upgrades to our ROV fleet; the construction of our own facility to produce control umbilicals for our ROVs; and expansion of our specialty subsea products business in foreign markets.
Our capital expenditures during 2011, 2010 and 2009 included $136 million, $109 million and $147 million, respectively, in our ROV segment, principally for additions and upgrades to our ROV fleet to expand the fleet and replace units we retired and for facilities infrastructure to support our growing ROV fleet size. We plan to continue adding ROVs at levels we determine appropriate to meet market opportunities as they arise. We added 24, 22 and 30 ROVs to our fleet and disposed of 16, 10 and nine units during 2011, 2010 and 2009, respectively, and transferred one to our Advanced Technologies segment in 2011, resulting in a total of 267 work-class systems in the fleet at December 31, 2011.
In 2006, we chartered a large deepwater vessel, the Ocean Intervention III, for three years, with extension options for up to six additional years. The initial three-year term of the charter began in May 2007, and the term has been extended to May 2012, and we expect to contract for continued use of this vessel. We also chartered an additional larger deepwater vessel, the Olympic Intervention IV, for an initial term of five years, which began in the third quarter of 2008. We outfitted each of these larger deepwater vessels with two of our high-specification work-class ROVs, and we have utilized these vessels to perform subsea hardware installation and inspection, repair and maintenance projects, and to conduct well intervention services in the ultra-deep waters of the U.S. Gulf of Mexico. In 2012, we are mobilizing the Ocean Intervention III to Angola and have chartered the Bourbon Oceanteam 101 to work on a three-year field support contract. The customer for this contract has the option for us to provide a third vessel and has options to extend the contract for two additional one-year periods.
Our principal source of cash from operating activities is our net income, adjusted for the non-cash expenses of depreciation and amortization, deferred income taxes and noncash compensation under our restricted stock plans. Our $289 million, $442 million and $418 million of cash provided from operating activities in 2011, 2010 and 2009, respectively, were affected by cash increases/(decreases) of $(100) million, $12 million, and $12 million, respectively, of changes in accounts receivable, $(11) million, $(1) million and $3 million, respectively, of changes in inventory and $(0.1) million, $(30) million and $1 million, respectively, in changes in other operating assets. In 2011, the increase in accounts receivable was largely attributable to increased revenue in the fourth quarter of 2011 compared to the corresponding quarter of 2010, and the mix of revenue with a higher percentage of our 2011 revenue coming from our international operations. In 2010, the change in other operating assets related to increases in refundable income taxes and prepaid expenses.
In 2011, we used $483 million in investing activities, with $527 million used to make the capital expenditures and business acquisitions described above, while we received $44 million from the sales of assets, primarily our offshore production system, the Ocean Legend.
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
In 2010 and 2009, we received $0.7 million and $1.9 million, respectively, in cash flow from financing activities as proceeds from the sale of our common stock pursuant to the exercise of employee stock options. At December 31, 2010, we no longer had any stock options outstanding, and we have had no further stock option activity since then. In addition, in 2011, 2010 and

2009, we received $1.3 million, $1.7 million and $2.5 million, respectively, of tax benefit realized from tax deductions in excess of financial statement expense related to our stock-based compensation plans. For a description of our incentive plans, see Note 8 to our Consolidated Financial Statements.
In February 2010, our Board of Directors approved a plan to repurchase up to 12,000,000 shares of our common stock. The timing and amount of any repurchases will be determined by our management. We expect that any shares repurchased under the new plan will be held as treasury stock for future use. The plan does not obligate us to repurchase any particular number of shares. Through December 31, 2011, we repurchased 2,700,000 shares at a cost of $67 million under the plan, including the 500,000 shares we repurchased for $17.5 million during 2011. As of December 31, 2011, we retained 2,799,118 shares we had repurchased under this and a prior plan. We expect that shares we reissue will be primarily in connection with our stock-based compensation plans.
Because of our significant foreign operations, we are exposed to currency fluctuations and exchange rate risks. We generally minimize these risks primarily through matching, to the extent possible, revenue and expense in the various currencies in which we operate. Cumulative translation adjustments as of December 31, 2011 relate primarily to our net investments in, including long-term loans to, our foreign subsidiaries. A stronger U.S. dollar against the U.K. pound sterling and the Norwegian kroner would result in lower operating income. See Item 7A – "Quantitative and Qualitative Disclosures About Market Risk."
Results of Operations
Information on our business segments is shown in Note 7 of the Notes to Consolidated Financial Statements included in this report.

Oil and Gas. The table that follows sets out revenue and profitability for the business segments within our Oil and Gas business.

	Year Ended December 31,
(dollars in thousands)	2011	2010	2009
Remotely Operated Vehicles
Revenue	$755,033	$662,105	$649,228
Gross Margin	260,287	247,619	237,023
Gross Margin %	34%	37%	37%
Operating Income	224,705	211,725	207,683
Operating Income %	30%	32%	32%
Days available	94,999	91,667	86,527
Utilization %	77%	75%	79%
Subsea Products
Revenue	770,212	549,233	487,726
Gross Margin	207,804	161,081	115,056
Gross Margin %	27%	29%	24%
Operating Income	142,184	108,522	60,526
Operating Income %	18%	20%	12%
Backlog at end of period	382,000	384,000	321,000
Subsea Projects
Revenue	167,477	247,538	274,607
Gross Margin	42,004	56,165	84,657
Gross Margin %	25%	23%	31%
Operating Income	32,662	46,910	75,404
Operating Income %	20%	19%	27%
Asset Integrity
Revenue	266,577	223,469	216,140
Gross Margin	46,109	41,698	41,125
Gross Margin %	17%	19%	19%
Operating Income	30,560	25,893	26,443
Operating Income %	11%	12%	12%
Total Oil and Gas
Revenue	$1,959,299	$1,682,345	$1,627,701
Gross Margin	556,204	506,563	477,861
Gross Margin %	28%	30%	29%
Operating Income	430,111	393,050	370,056
Operating Income %	22%	23%	23%
In response to continued increasing demand to support deepwater drilling and construction and production maintenance work, we have continued to build new ROVs. These new vehicles are designed for use around the world in water depths of 10,000 feet or more. We added 24, 22 and 30 ROVs in 2011, 2010 and 2009, respectively, while disposing of 35 units over the three-year period and transferring one to our Advanced Technologies segment in 2011. We plan to continue adding ROVs at levels we determine appropriate to meet market opportunities.
For 2011, our ROV revenue and operating income increased over 2010 from increased days on hire, as we had more systems available and had higher utilization due to increased international demand. Our operating income margin decreased as a result of geographic mix, as our aggregate international ROV operations have lower margins than our U.S. Gulf of Mexico operations.

For 2010, our ROV revenue and operating income increased 2% over 2009 from increased revenue per day-on-hire. Good cost controls helped us keep margin percentages flat despite lower utilization. We grew our ROV fleet size to 267 at December 31, 2011 from 260 at December 31, 2010 and 248 at December 31, 2009.
We anticipate ROV operating income to increase in 2012 as a result of an increase in days on hire, with an increase in our fleet utilization to 80% or more, from increased demand offshore West Africa and in the U.S. Gulf of Mexico. We anticipate adding 20 to 25 vehicles in 2012 and retiring four to six, which should add to our days available and days on hire over 2011.
Our Subsea Products operating income for 2011 increased over 2010 on better umbilical plant throughput, higher installation and workover control system ("IWOCS") services, and growth in demand for our subsea hardware and tooling, partially due to our acquisition of NCA in March 2011. Our operating margin percentage was lower due to product mix, with umbilicals being a higher percentage of Subsea Products revenue in 2011.
Our Subsea Products operating income and margin percentage for 2010 increased over 2009, due to manufacturing process improvements and cost reductions, improved umbilical plant throughput, and higher demand for subsea field development hardware, ROV tooling rentals and IWOCS services. Our 2009 operating income and margins were also adversely affected by $5.5 million of unexpected costs we incurred in the third quarter on two blowout preventer control systems.
We anticipate our Subsea Products segment operating income in 2012 to be higher than in 2011, as we expect increased tooling demand and throughput in our umbilical plants. Our Subsea Products backlog was $382 million at December 31, 2011, about the same level it was at December 31, 2010.
Our 2011 Subsea Projects revenue and operating income declined from 2010 due to lower demand for our shallow water diving and deepwater vessel services in the U.S. Gulf of Mexico. In 2011, we recorded a gain of $19.6 million on the sale of the Ocean Legend, a mobile offshore production system.
Our 2010 Subsea Projects revenue and operating income declined from 2009 due to lower demand for our services on hurricane damage-related repair projects and our phased exit of the mobile offshore production systems business. In 2010, we recorded a $5.2 million impairment charge to adjust the carrying value of our vessel, The Performer, to its fair value less estimated costs to sell. We completed the sale in 2010 for approximately the vessel's reduced carrying value.
We anticipate our 2012 operating income for Subsea Projects to be higher than in 2011 on an international expansion of our deepwater vessel capabilities to work for BP plc offshore Angola, the addition of AGR FO's operations in Australia, and a gradual demand recovery in the U.S. Gulf of Mexico.
Our Asset Integrity revenue and operating income were higher in 2011 than in 2010 on higher service demand in Europe and Central Asia. Our Asset Integrity segment operating income results in 2010 were similar to those in 2009. We expect that our Asset Integrity segment revenue and operating income will be higher in 2012, primarily as a result of our acquisition of AGR FO in December 2011.
Advanced Technologies. The table that follows sets out revenue and profitability for this segment.

	Year Ended December 31,
(dollars in thousands)	2011	2010	2009
Revenue	$233,364	$234,700	$194,380
Gross Margin	33,774	32,510	25,128
Gross Margin %	14%	14%	13%
Operating Income	16,661	16,934	12,366
Operating Income %	7%	7%	6%
Our Advanced Technologies segment operating income results in 2011 were similar to those in 2010. Our Advanced Technologies segment's 2010 revenue and operating income were higher than 2009 due to higher levels of entertainment industry contracts, U.S. Navy engineering services and Department of Defense manufacturing projects.
We anticipate our Advanced Technologies 2012 operating income will be higher than that of 2011 due to higher levels of entertainment industry contracts and improved execution on U.S. Navy vessel service work.
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
The table that follows sets out our unallocated expenses.

	Year Ended December 31,
(dollars in thousands)	2011	2010	2009
Gross margin expenses	$(81,219)	$(72,753)	$(65,263)
% of revenue	4%	4%	4%
Operating expenses	(111,941)	(100,484)	(90,306)
% of revenue	5%	5%	5%
Our unallocated gross margin and operating expenses increased in each of 2011 and 2010, primarily due to higher compensation related to incentive plans. In 2011, we also incurred additional expenses associated with acquisition-related activities and international tax restructuring.
Other. The table that follows sets forth our significant financial statement items below the operating income line.

	Year Ended December 31,
(dollars in thousands)	2011	2010	2009
Interest income	$888	$580	$694
Interest expense, net of amounts capitalized	(1,096)	(6,010)	(7,781)
Equity earnings of unconsolidated affiliates	3,801	2,078	3,242
Other income (expense), net	(539)	(926)	1,504
Provision for income taxes	102,227	104,691	101,422
Interest expense decreased in 2011 and 2010, primarily from lower interest rates on LIBOR-based borrowings under our revolving credit agreement and term loan, and lower debt levels. We did not capitalize any interest in 2011. We capitalized $0.3 million of interest in 2010 and less than $0.1 million of interest in 2009. Interest expense in 2010 included $2.9 million to terminate an interest rate hedge.
We earn equity income from our 50% investment in Medusa Spar LLC. Medusa Spar LLC owns 75% of a production spar in the U.S. Gulf of Mexico and earns its revenue from fees charged on production processed through the facility. Throughput increased in 2011 over 2010 due to additional wells added to the spar. Throughput decreased in 2010 due to normal production declines.
We expect Medusa Spar LLC revenue will decline in 2012 due to normal rates of well decline. Medusa Spar LLC's revenue could be increased if the operator of the producing wells receives regulatory approval to start producing from other zones in the existing wells, which are anticipated to have higher flow rates than the currently-producing zones, or is able to connect more wells to the spar.
Included in other income (expenses), net are foreign currency transaction gains/(losses) of $(0.4) million, $(2.8) million and $2.0 million for 2011, 2010 and 2009, respectively. In 2010, we also earned a fee of $2.1 million for serving as the stalking horse bidder in an asset auction proceeding.
Our effective tax rate, including foreign, state and local taxes, was 30.3%, 34.3%, and 35.0% for 2011, 2010 and 2009, respectively, which included a combination of expiring statutes of limitations and the resolution of uncertain tax positions of $0.9 million, $1.0 million and $0.3 million, respectively, related to certain tax liabilities we recorded in prior years. The primary difference between our 2011 effective tax rate of 30.3% and the federal statutory rate of 35% reflects our intent to indefinitely reinvest in certain of our international operations. Therefore, we are no longer providing for U.S. taxes on a portion of our foreign earnings. The effective tax rate of 30.3% in our financial statements for 2011 is a result of our effective rate of 31.5% adjusted by $4.9 million of additional tax benefits, primarily attributable to amending prior years' U.S. federal income tax returns to reflect a broader interpretation of our pre-tax income eligible for certain deductions allowable for oil and gas construction activities, and tax effecting the $19.6 million gain on the sale of the Ocean Legend at the U.S. federal statutory rate of 35%. We anticipate our effective tax rate in 2012 will be approximately 31.5%.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements, as defined by SEC rules.

Contractual Obligations
At December 31, 2011, we had payments due under contractual obligations as follows:

(dollars in thousands)	Payments due by period
	Total	2012	2013-2014	2015-2016	After 2016
Long-term Debt	$120,000	$—	$—	$—	$120,000
Operating Leases	137,468	48,662	40,308	16,846	31,652
Purchase Obligations	208,858	208,858	—	—	—
Other Long-term Obligations reflected on our balance sheet under GAAP	54,427	1,376	2,883	3,037	47,131
TOTAL	$520,753	$258,896	$43,191	$19,883	$198,783
In 2012, we chartered a vessel and crew for three years with two one-year options for our field operations contract in Angola. Total charter hire will be $94 million for the first three years.
At December 31, 2011, we had outstanding purchase order commitments totaling $209 million, including approximately $22 million for specialized steel tubes to be used in our manufacturing of steel tube umbilicals by our Subsea Products segment and $7 million for ROV winches. We have ordered the specialized steel tubes in advance to meet expected sales commitments. The winches have been ordered for new ROVs and for anticipated replacements due to normal wear and tear. Should we decide not to accept delivery of the steel tubes, we would incur cancellation charges of at least 10% of the amount canceled.
In 2001, we entered into an agreement with our Chairman (the "Chairman") who was also then our Chief Executive Officer. That agreement was amended in 2006 and in 2008. Pursuant to the amended agreement, the Chairman relinquished his position as Chief Executive Officer in May 2006 and began his post-employment service period on December 31, 2006, which continued through August 15, 2011, during which service period the Chairman, acting as an independent contractor, agreed to serve as nonexecutive Chairman of our Board of Directors. The agreement provides the Chairman with post-employment benefits for ten years following August 15, 2011. The agreement also provides for medical coverage on an after-tax basis to the Chairman, his spouse and children for their lives. We recognized the net present value of the post-employment benefits over the expected service period. Our total accrued liabilities, current and long-term, under this post-employment benefit were $7.3 million and $7.6 million at December 31, 2011 and 2010, respectively.
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

We are currently exposed to certain market risks arising from transactions we have entered into in the normal course of business. These risks relate to interest rate changes and fluctuations in foreign exchange rates. We do not believe these risks are material. We have not entered into any market risk sensitive instruments for speculative or trading purposes. We currently have no outstanding hedges or similar instruments. We typically manage our exposure to interest rate changes through the use of a combination of fixed- and floating-rate debt. See Note 5 of Notes to Consolidated Financial Statements included in this report for a description of our revolving credit facility and interest rates on our borrowings. We believe significant interest rate changes would not have a material near-term impact on our future earnings or cash flows.
Because we operate in various oil and gas exploration and production regions in the world, we conduct a portion of our business in currencies other than the U.S. dollar. The functional currency for several of our international operations is the applicable local currency. A stronger U.S. dollar against the U.K. pound sterling and the Norwegian kroner would result in lower operating income. We manage our exposure to changes in foreign exchange rates principally through arranging compensation in U.S. dollars or freely convertible currency and, to the extent possible, by limiting compensation received in other currencies to amounts necessary to meet obligations denominated in those currencies. We use the exchange rates in effect as of the balance sheet date to translate assets and liabilities as to which the functional currency is the local currency, resulting in translation adjustments that we reflect as accumulated other comprehensive income or loss in the shareholders' equity section of our Consolidated Balance Sheets. We recorded adjustments of $(18.4) million, $1.9 million and $56.3 million to our equity accounts in 2011, 2010 and 2009, respectively. Negative adjustments reflect the net impact of the strengthening of the U.S. dollar against various foreign currencies for locations where the functional currency is not the U.S. dollar. Conversely, positive adjustments reflect the effect of a weakening dollar.
We recorded foreign currency transaction gains (losses) of $(0.4) million, $(2.8) million and $2.0 million that are included in Other income (expense), net in our Consolidated Income Statements in 2011, 2010 and 2009, respectively.

Item 8.	Financial Statements and Supplementary Data.

In this report, our consolidated financial statements and supplementary data appear following the signature page to this report and are incorporated into this item by reference.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

Item 9A.	Controls and Procedures.
Disclosure Controls and Procedures
In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act"), we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2011 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. There has been no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management's Report on Internal Control Over Financial Reporting
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
Under the supervision and with the participation of our management, including our principal executive, financial and accounting officers, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in "Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included a review of the documentation surrounding our financial reporting controls, an evaluation of the design effectiveness of these controls, testing of the operating effectiveness of these controls and an evaluation of our overall control environment. We have excluded from this evaluation the internal controls of AGR Field Operations Holdings AS and subsidiaries, which were acquired in December 2011 and, excluding goodwill, accounted for approximately 2% of our total consolidated total assets at December 31, 2011 and less than 1% of our consolidated operating income for the year ended December 31, 2011. Based on that evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2011.

Ernst & Young LLP, the independent registered public accounting firm that audited our financial statements, has audited our internal control over financial reporting, as stated in their report which follows.
Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Oceaneering International, Inc.
We have audited Oceaneering International, Inc. and Subsidiaries' internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Oceaneering International, Inc. and Subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.
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
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
As indicated in the accompanying Management's Report on Internal Control Over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of AGR Field Operations Holdings AS and subsidiaries, which are included in the 2011 consolidated financial statements of Oceaneering International, Inc. and, excluding goodwill, constituted approximately 2% of consolidated total assets as of December 31, 2011 and less than 1% of consolidated operating income for the year then ended. Our audit of internal control over financial reporting of Oceaneering International, Inc. and Subsidiaries also did not include an evaluation of the internal control over financial reporting of AGR Field Operations Holdings AS and subsidiaries.
In our opinion, Oceaneering International, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Oceaneering International, Inc. and Subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, comprehensive income, cash flows, and shareholders' equity for each of the three years in the period ended December 31, 2011 of Oceaneering International, Inc. and Subsidiaries and our report dated February 24, 2012 expressed an unqualified opinion thereon.

Houston, Texas	/s/ ERNST & YOUNG LLP
February 24, 2012

Item 9B.	Other Information.

We have no other information to report for the fourth quarter of this year covered by this annual report on Form 10-K that would have been required to be, and was not, reported on a Form 8-K.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information with respect to the directors and nominees for election to our Board of Directors is incorporated by reference from the section "Election of Directors" in our definitive proxy statement to be filed on or before April 30, 2012, relating to our 2012 Annual Meeting of Shareholders.
Information concerning our Audit Committee and the audit committee financial experts is incorporated by reference from the sections entitled "Election of Directors – Corporate Governance" and "The Audit Committee" in the proxy statement referred to in this Item 10. Information concerning our Code of Ethics is incorporated by reference from the section entitled "Election of Directors – Code of Ethics" for the Chief Executive Officer and Senior Financial Officers in the proxy statement referred to in this Item 10.
The information with respect to our executive officers is provided under the heading "Executive Officers of the Registrant" following Item 1 of Part I of this report. There are no family relationships between any of our directors or executive officers.
The information with respect to the reporting by our directors and executive officers and persons who own more than 10% of our Common Stock under Section 16 of the Securities Exchange Act of 1934 is incorporated by reference from the section entitled "Election of Directors – Section 16(a) Beneficial Ownership Reporting Compliance" in the proxy statement referred to in this Item 10.

Item 11.	Executive Compensation.

The information required by Item 11 is incorporated by reference from the sections entitled "Election of Directors – Compensation Committee Interlocks and Insider Participation," "Compensation Discussion and Analysis," "Report of the Compensation Committee," "Compensation of Executive Officers," and "Director Compensation" in the proxy statement referred to in Item 10 above.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 is incorporated by reference from (1) the Equity Compensation Plan Information table appearing in Item 5 – "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities" in Part II of this report and (2) the section "Election of Directors – Security Ownership of Management and Certain Beneficial Owners" in the proxy statement referred to in Item 10 above.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 is incorporated by reference from the sections entitled "Election of Directors – Corporate Governance" and "Certain Relationships and Related Transactions" in the proxy statement referred to in Item 10 above.

Item 14.	Principal Accountant Fees and Services.

The information required by Item 14 is incorporated by reference from the section entitled "Ratification of Appointment of Auditors – Fees Incurred by Oceaneering for Ernst & Young LLP" in the proxy statement referred to in Item 10 above.

Part IV

  Item  15.    Exhibits, Financial Statement Schedules.

(a)	Documents filed as part of this report.

1.	Financial Statements.

(i)	Report of Independent Registered Public Accounting Firm

(ii)	Consolidated Balance Sheets

(iii)	Consolidated Statements of Income

(iv)	Consolidated Statements of Comprehensive Income

(v)	Consolidated Statements of Cash Flows

(vi)	Consolidated Statements of Shareholders' Equity

(vii)	Notes to Consolidated Financial Statements

2.	Financial Statement Schedules
All schedules for which provision is made in the applicable regulations of the Securities and Exchange Commission have been omitted because they are not required under the relevant instructions or because the required information is not significant.
3.    Exhibits:

			Registration or File Number	Form of Report	Report Date	Exhibit Number
*	2.01	Share Purchase Agreement dated 22 November 2011 regarding the acquisition of AGR Field Operations Holdings AS	1-10945	8-K	Dec. 2011	2.1
*	3.01	Restated Certificate of Incorporation	1-10945	10-K	Dec. 2000	3.01
*	3.02	Certificate of Amendment to Restated Certificate of Incorporation	1-10945	8-K	May 2008	3.1
*	3.03	Amended and Restated Bylaws	1-10945	8-K	Dec. 2007	3.1
*	4.01	Specimen of Common Stock Certificate	1-10945	10-K	March 1993	4(a)
*	4.02	Credit Agreement, dated as of January 6, 2012, by and among Oceaneering International, Inc., Wells Fargo Bank, National Association, as administrative agent, issuing lender and swing line lender, and certain lenders party thereto.	1-10945	8-K	Jan. 2012	4.1
*	4.03	$200,000,000 Private Shelf Facility dated as of September 9, 2009 between Oceaneering International, Inc. and Prudential Investment Management, Inc.	1-10945	8-K	Sept. 2009	10.1

We and certain of our consolidated subsidiaries are parties to debt instruments under which the total amount of securities authorized does not exceed 10% of our total consolidated assets. Pursuant to paragraph 4(iii)(A) of Item 601(b) of
Regulation S-K, we agree to furnish a copy of those instruments to the Securities and Exchange Commission on request.

*	10.01+	Defined Contribution Master Plan and Trust Agreement and Adoption Agreement for the Oceaneering International, Inc. Retirement Investment Plan	1-10945	10-K	Dec. 2009	10.01
*	10.02+	Amendments dated November 5 and December 14, 2010 to Oceaneering International, Inc. Retirement Investment Plan	1-10945	10-K	Dec. 2010	10.02
*	10.03+	Amended and Restated Service Agreement dated as of December 21, 2006 between Oceaneering and John R. Huff	1-10945	8-K	Dec. 2006	10.01

*	10.04+	Modification to Service Agreement dated as of December 21, 2006 between Oceaneering and John R. Huff	1-10945	8-K	Dec. 2008	10.9
*	10.05+	Trust Agreement dated as of May 12, 2006 between Oceaneering and United Trust Company, National Association	1-10945	8-K	May 2006	10.02
*	10.06+	First Amendment to Trust Agreement dated as of May 12, 2006 between Oceaneering International, Inc. and Bank of America National Association, as successor trustee	1-10945	8-K	Dec. 2008	10.10
*	10.07+	Oceaneering International, Inc. Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2009	1-10945	8-K	Dec. 2008	10.5
*	10.08+	Amended and Restated Oceaneering International, Inc. Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2000	1-10945	8-K	Dec. 2008	10.6
*	10.09+	Change-of-Control Agreements dated as of November 16, 2001 between Oceaneering and John R. Huff, T. Jay Collins, Marvin J. Migura, M. Kevin McEvoy and George R. Haubenreich, Jr.	1-10945	10-K	Dec. 2001	10.06
*	10.10+	Form of First Amendment to Change-of-Control Agreement with T. Jay Collins, M. Kevin McEvoy, Marvin J. Migura and George R. Haubenreich, Jr.	1-10945	8-K	Dec. 2008	10.7
*	10.11+	Form of Change of Control Agreement	1-10945	8-K	May 2011	10.5
*	10.12+	Form of Indemnification Agreement between Oceaneering and each of its Directors and Executive Officers	1-10945	10-K	Dec. 2001	10.12
*	10.13+	Oceaneering International, Inc. 2011 Cash Bonus Award Program	1-10945	10-Q	March 2010	10.01
*	10.14+	2005 Incentive Plan	1-10945	10-K	Dec. 2009	10.20
*	10.15+	First Amendment to 2005 Incentive Plan of Oceaneering International, Inc.	1-10945	8-K	Dec. 2008	10.1
*	10.16+	2010 Incentive Plan	333-166612	S-8	May 2010	4.6
*	10.17+	Form of 2009 Employee Restricted Stock Unit Agreement for Executive Officers	1-10945	8-K	Feb. 2009	10.1
*	10.18+	Form of 2009 Chairman Restricted Stock Unit Agreement for John R. Huff	1-10945	8-K	Feb. 2009	10.3
*	10.19+	Form of 2009 Performance Unit Agreement for Executive Officers	1-10945	8-K	Feb. 2009	10.2
*	10.20+	Form of 2009 Chairman Performance Unit Agreement for John R. Huff	1-10945	8-K	Feb. 2009	10.4
*	10.21+	2009 Performance Award: Goals and Measures, relating to the form of 2009 Performance Unit Agreement for its executive officers and 2009 Chairman Performance Unit Agreement	1-10945	8-K	Feb. 2009	10.5
*	10.22+	Form of 2010 Employee Restricted Stock Unit Agreement for Executive Officers	1-10945	8-K	Feb. 2010	10.1
*	10.23+	Form of 2010 Nonemployee Director Restricted Stock Unit Agreement for Jerold J. DesRoche, David S. Hooker, D. Michael Hughes and Harris J. Pappas	1-10945	8-K	Feb. 2010	10.6
*	10.24+	Form of 2010 Chairman Restricted Stock Unit Agreement for John R. Huff	1-10945	8-K	Feb. 2010	10.3
*	10.25+	Form of 2010 Performance Unit Agreement for Executive Officers	1-10945	8-K	Feb. 2010	10.2
*	10.26+	Form of 2010 Chairman Performance Unit Agreement for John R. Huff	1-10945	8-K	Feb. 2010	10.4

*	10.27+	2010 Performance Award: Goals and Measures, relating to the form of 2010 Performance Unit Agreement for Executive Officers and 2010 Chairman Performance Unit Agreement	1-10945	8-K	Feb. 2010	10.5
*	10.28+	Form of 2011 Employee Restricted Stock Unit Agreement for Executive Officers	1-10945	8-K	Feb. 2011	10.1
*	10.29+	Form of 2011 Chairman Restricted Stock Unit Agreement for John R. Huff	1-10945	8-K	Feb. 2011	10.3
*	10.30+	Form of 2011 Performance Unit Agreement for Executive Officers	1-10945	8-K	Feb. 2011	10.2
*	10.31+	Form of 2011 Chairman Performance Unit Agreement for John R. Huff	1-10945	8-K	Feb. 2011	10.4
*	10.32+	2011 Performance Award: Goals and Measures, relating to the form of 2011 Performance Unit Agreement for Executive Officers and 2011 Chairman Performance Unit Agreement	1-10945	8-K	Feb. 2011	10.5
*	10.33+	Form of 2011 Nonemployee Director Restricted Stock Unit Agreement for Jerold J. DesRoche, David S. Hooker, D. Michael Hughes and Harris J. Pappas	1-10945	8-K	Feb. 2011	10.6
*	10.34+	Form of Supplemental 2011 Restricted Stock Unit Agreement	1-10945	8-K	May 2011	10.1
*	10.35+	Form of Supplemental 2011 Performance Unit Agreement	1-10945	8-K	May 2011	10.2
*	10.36+	2011 Performance Award: Goals and Measures, relating to the form of Supplemental 2011 Performance Unit Agreement	1-10945	8-K	May 2011	10.3
*	10.37+	Form of Indemnification Agreement	1-10945	8-K	May 2011	10.4
	21.01	Subsidiaries of Oceaneering
	23.01	Consent of Independent Registered Public Accounting Firm
	31.01	Rule 13a – 14(a)/15d – 14(a) certification of principal executive officer
	31.02	Rule 13a – 14(a)/15d – 14(a) certification of principal financial officer
	32.01	Section 1350 certification of principal executive officer
	32.02	Section 1350 certification of principal financial officer
	101.INS	XBRL Instance Document
	101.SCH	XBRL Taxonomy Extension Schema Document
	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
	101.LAB	XBRL Taxonomy Extension Label Linkbase Document
	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

	*	Exhibit previously filed with the Securities and Exchange Commission, as indicated, and incorporated herein by reference.
	+	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OCEANEERING INTERNATIONAL, INC.

Date:	February 24, 2012	By:	/S/ M. KEVIN MCEVOY
M. Kevin McEvoy
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/S/ M. KEVIN MCEVOY	Chief Executive Officer and Director	February 24, 2012
M. Kevin McEvoy	(Principal Executive Officer)

/S/ MARVIN J. MIGURA	Executive Vice President	February 24, 2012
Marvin J. Migura	(Principal Financial Officer)

/S/ W. CARDON GERNER	Senior Vice President and Chief Financial Officer	February 24, 2012
W. Cardon Gerner	(Principal Accounting Officer)

/S/ JOHN R. HUFF	Chairman of the Board	February 24, 2012
John R. Huff

/S/ T. JAY COLLINS	Director	February 24, 2012
T. Jay Collins

/S/ JEROLD J. DESROCHE	Director	February 24, 2012
Jerold J. DesRoche

/S/ DAVID S. HOOKER	Director	February 24, 2012
David S. Hooker

/S/ D. MICHAEL HUGHES	Director	February 24, 2012
D. Michael Hughes

/S/ HARRIS J. PAPPAS	Director	February 24, 2012
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Oceaneering International, Inc.
We have audited the accompanying consolidated balance sheets of Oceaneering International, Inc. and Subsidiaries (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of income, comprehensive income, cash flows, and shareholders’ equity for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Oceaneering International, Inc. and Subsidiaries at December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Oceaneering International, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2012 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Houston, Texas
February 24, 2012

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except share data)	2011	2010
ASSETS
Current Assets:
Cash and cash equivalents	$106,142	$245,219
Accounts receivable, net of allowances for doubtful accounts of $594 and $5,655	549,812	424,014
Inventory	255,095	236,517
Other current assets	73,073	77,752
Total Current Assets	984,122	983,502
Property and Equipment, at cost	1,772,017	1,631,109
Less accumulated depreciation	878,709	844,736
Net Property and Equipment	893,308	786,373
Other Assets:
Goodwill	333,471	143,234
Investments in unconsolidated affiliates	49,607	51,820
Other non-current assets	140,036	65,577
Total Other Assets	523,114	260,631
Total Assets	$2,400,544	$2,030,506
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$111,381	$85,572
Accrued liabilities	335,161	314,410
Income taxes payable	54,833	39,874
Total Current Liabilities	501,375	439,856
Long-term Debt	120,000	—
Other Long-term Liabilities	221,207	200,435
Commitments and Contingencies
Shareholders’ Equity:
Common Stock, par value $0.25 per share; 180,000,000 shares authorized; 110,834,088 shares issued	27,709	27,709
Additional paid-in capital	202,619	193,277
Treasury stock; 2,799,118 and 2,603,324 shares, at cost	(71,700)	(61,385)
Retained earnings	1,426,525	1,239,574
Accumulated other comprehensive income	(27,191)	(8,960)
Total Shareholders' Equity	1,557,962	1,390,215
Total Liabilities and Shareholders' Equity	$2,400,544	$2,030,506
The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(in thousands, except per share data)	2011	2010	2009
Revenue	$2,192,663	$1,917,045	$1,822,081
Cost of services and products	1,683,904	1,450,725	1,384,355
Gross Margin	508,759	466,320	437,726
Selling, general and administrative expense	173,928	156,820	145,610
Income from Operations	334,831	309,500	292,116
Interest income	888	580	694
Interest expense, net of amounts capitalized	(1,096)	(6,010)	(7,781)
Equity earnings of unconsolidated affiliates	3,801	2,078	3,242
Other income (expense), net	(539)	(926)	1,504
Income before Income Taxes	337,885	305,222	289,775
Provision for income taxes	102,227	104,691	101,422
Net Income	$235,658	$200,531	$188,353
Cash Dividends declared per Share	$0.45	$—	$—
Basic Earnings per Share	$2.18	$1.83	$1.71
Diluted Earnings per Share	$2.16	$1.82	$1.70
The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2011	2010	2009

Net Income	$235,658	$200,531	$188,353
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(18,374)	1,893	56,333
Pension-related adjustments	143	285	(1,812)
Change in fair value of interest rate hedge and other	—	2,428	629
Other comprehensive income	(18,231)	4,606	55,150
Comprehensive Income	$217,427	$205,137	$243,503

The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2011	2010	2009
Cash Flows from Operating Activities:
Net income	$235,658	$200,531	$188,353
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	151,227	153,651	122,945
Deferred income tax provision	7,502	31,184	21,631
Net gain on sales of property and equipment	(24,188)	(2,758)	(305)
Noncash compensation	12,529	8,490	6,369
Distributions from unconsolidated affiliates greater than earnings	2,262	5,569	5,194
Excluding the effects of acquisitions, increase (decrease) in cash from:
Accounts receivable	(99,537)	12,104	11,568
Inventory	(11,492)	(827)	3,365
Other operating assets	(62)	(30,074)	1,202
Currency translation effect on working capital	(10,589)	6,519	16,215
Accounts payable and accrued liabilities	8,968	56,100	8,036
Income taxes payable	14,484	(6,485)	25,578
Other operating liabilities	1,810	7,846	8,083
Total adjustments to net income	52,914	241,319	229,881
Net Cash Provided by Operating Activities	288,572	441,850	418,234
Cash Flows from Investing Activities:
Purchases of property and equipment	(235,028)	(185,262)	(175,021)
Business acquisitions, net of cash acquired	(291,617)	(21,918)	—
Dispositions of property and equipment and equity investment	43,874	15,284	12,535
Net Cash Used in Investing Activities	(482,771)	(191,896)	(162,486)
Cash Flows from Financing Activities:
Net proceeds (payments) from revolving credit facility	120,000	(100,000)	(4,000)
Payments of 6.72% Senior Notes	—	(20,000)	(20,000)
Payments of Term Loan	—	—	(85,000)
Proceeds from issuance of common stock	—	693	1,880
Excess tax benefits from stock-based compensation	1,320	1,741	2,523
Cash dividends	(48,707)	—	—
Purchases of treasury stock	(17,491)	(49,520)	—
Net Cash Provided by (Used in) Financing Activities	55,122	(167,086)	(104,597)
Net Increase (Decrease) in Cash and Cash Equivalents	(139,077)	82,868	151,151
Cash and Cash Equivalents—Beginning of Period	245,219	162,351	11,200
Cash and Cash Equivalents—End of Period	$106,142	$245,219	$162,351
The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

						Accumulated Other Comprehensive Income (Loss)
	Common Stock Issued		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Fair Value of Hedging Instruments	Currency Translation Adjustments	Pension
(in thousands)	Shares	Amount							Total
Balance, December 31, 2008	110,834	$27,709	$210,390	$(52,419)	$850,690	$(3,057)	$(63,489)	$(2,170)	$967,654
Net Income	—	—	—	—	188,353	—	—	—	188,353
Other Comprehensive Income	—	—	—	—	—	629	56,333	(1,812)	55,150
Restricted stock unit activity	—	—	(7,989)	16,752	—	—	—	—	8,763
Restricted stock activity	—	—	(1,781)	1,781	—	—	—	—	—
Stock options exercised	—	—	(4,210)	6,090	—	—	—	—	1,880
Tax benefits from stock plans	—	—	2,523	—	—	—	—	—	2,523
Balance, December 31, 2009	110,834	27,709	198,933	(27,796)	1,039,043	(2,428)	(7,156)	(3,982)	1,224,323
Net Income	—	—	—	—	200,531	—	—	—	200,531
Other Comprehensive Income	—	—	—	—	—	2,428	1,893	285	4,606
Restricted stock unit activity	—	—	(4,027)	11,868	—	—	—	—	7,841
Restricted stock activity	—	—	(1,781)	1,781	—	—	—	—	—
Stock options exercised	—	—	(1,589)	2,282	—	—	—	—	693
Tax benefits from stock plans	—	—	1,741	—	—	—	—	—	1,741
Treasury stock purchases, 2,200,000 shares	—	—	—	(49,520)	—	—	—	—	(49,520)
Balance, December 31, 2010	110,834	27,709	193,277	(61,385)	1,239,574	—	(5,263)	(3,697)	1,390,215
Net Income	—	—	—	—	235,658	—	—	—	235,658
Other Comprehensive Income	—	—	—	—	—	—	(18,374)	143	(18,231)
Restricted stock unit activity	—	—	9,532	5,667	—	—	—	—	15,199
Restricted stock activity	—	—	(1,509)	1,509	—	—	—	—	—
Tax benefits from stock plans	—	—	1,319	—	—	—	—	—	1,319
Cash dividends	—	—	—	—	(48,707)	—	—	—	(48,707)
Treasury stock purchases, 500,000 shares	—	—	—	(17,491)	—	—	—	—	(17,491)
Balance, December 31, 2011	110,834	$27,709	$202,619	$(71,700)	$1,426,525	$—	$(23,637)	$(3,554)	$1,557,962
The accompanying Notes are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF MAJOR ACCOUNTING POLICIES
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
Stock Split. On May 6, 2011, our Board of Directors declared a two-for-one stock split, which was effected in the form of a stock dividend of our common stock to our shareholders of record at the close of business on May 19, 2011. The stock dividend was distributed on June 10, 2011. All historical share and per share data in these financial statements reflect this stock split. The total number of authorized shares of our common stock and its par value per share were unchanged by this stock split. We have restated shareholders' equity to give retroactive recognition of the stock split for all periods presented by reclassifying an amount equal to the par value of the additional shares issued through the stock dividend from additional paid-in capital to common stock.
Repurchase Plan. In February 2010, our Board of Directors approved a plan to repurchase up to 12,000,000 shares of our common stock. Through December 31, 2011 under this plan, we repurchased 2,700,000 shares of our common stock for $67 million.
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
Property and Equipment. We provide for depreciation of property and equipment on the straight-line method over estimated useful lives of eight years for ROVs, three to 20 years for marine services equipment (such as vessels and diving equipment), and three to 25 years for buildings, improvements and other equipment.
We charge the costs of repair and maintenance of property and equipment to operations as incurred, while we capitalize the costs of improvements that extend asset lives or functionality.
We capitalize interest on assets where the construction period is anticipated to be more than three months. We did not capitalize any interest in 2011. We capitalized $0.3 million of interest in 2010 and less than $0.1 million of interest in 2009. We do not allocate general administrative costs to capital projects. Upon the disposition of property and equipment, the related cost and accumulated depreciation accounts are relieved and any resulting gain or loss is included as an adjustment to cost of services and products.
Our management periodically, and upon the occurrence of a triggering event, reviews the realizability of long-lived assets, excluding goodwill and indefinite-lived intangibles, which are held and used by us, to determine whether any events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. For long-lived assets to be held and used, we base our evaluation on impairment indicators such as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements and other external market conditions or factors that may be present. If such impairment indicators are present or other factors exist that indicate that the carrying amount of the asset may not be recoverable, we determine whether an impairment has occurred through the use of an undiscounted cash flows analysis of the asset at the lowest level for which identifiable cash flows exist. If an impairment has occurred, we recognize a loss for the difference between the carrying amount and the fair value of the asset. For assets held for sale or disposal, the fair value of the asset is measured using fair market value less cost to sell. Assets are classified as held-for-sale when we have a plan for disposal of certain assets and those assets meet the held for sale criteria. In 2010, we recorded a $5.2 million impairment charge as additional depreciation to adjust the carrying value of our vessel held for sale, The Performer, to its fair value less estimated costs to sell. We completed the sale in 2010 for approximately the vessel’s reduced carrying value. This impairment charge was recorded in our cost of services and products in our Subsea Projects segment.
Business Acquisitions. We account for business combinations using the acquisition method of accounting, with the acquisition price being allocated to the assets acquired and liabilities assumed based on their fair market values at the date of acquisition.
The following table presents the cost (net of cash acquired) and the amounts of associated goodwill, other intangible assets, and other assets net of liabilities assumed for the business acquisitions we made in 2011:

(in thousands)	Cost	Goodwill	Other Intangible Assets	Other, net
Norse Cutting and Abandonment AS	$50,296	$17,777	$15,945	$16,574
AGR Field Operations Holdings AS	220,011	165,201	32,067	22,743
Mechanica AS	17,214	8,877	5,360	2,977
Other	4,096	1,959	—	2,137
Total Business Acquisitions	$291,617	$193,814	$53,372	$44,431
On March 31, 2011, we purchased Norse Cutting and Abandonment AS ("NCA"), a Norwegian oilfield technology company that specializes in providing subsea tooling services used in the plugging, abandonment and decommissioning of offshore oil and gas production platforms and subsea wellheads. In addition, NCA performs specialized maintenance and repair services on production platforms in the North Sea. NCA's business is split approximately evenly between the North Sea and the U.S. Gulf of Mexico. The acquisition included a small, non-strategic business operation we intended to sell when we purchased NCA. During 2011, we sold that operation, making the net acquisition price of the retained NCA operations $50 million. We have accounted for this net acquisition by allocating the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. Our goodwill, all nondeductible for income tax purposes, associated with the acquisition was $18 million, and other intangible assets were $16 million. This purchase price allocation is preliminary and based on information currently available to us, and is subject to change when we obtain final asset and liability valuations. The results of operations of NCA are included in our consolidated statements of income from the date of acquisition.

On December 20, 2011, we purchased AGR Field Operations Holdings AS and subsidiaries (collectively, "AGR FO"), which we believe is Norway's largest asset integrity management service provider on offshore production platforms, onshore facilities, and pipelines. AGR FO employs subsea technology to perform internal and external inspections of subsea hardware. AGR FO also has a substantial operating presence in Australia where it operates and maintains offshore and onshore oil and gas production facilities for customers and provides subsea engineering services and operates an offshore logistics supply base. We incurred, and charged to expense, approximately $2 million of transaction costs associated with this acquisition.

We have accounted for this acquisition by allocating the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. Our goodwill, all nondeductible for income tax purposes, associated with the acquisition was $165 million, and other intangible assets were $32 million. This purchase price allocation is preliminary and based on information currently available to us, and is subject to change when we obtain final asset and liability valuations. As we acquired AGR FO late in December 2011, its results of operations are included in our consolidated statements of income from the date of acquisition, but the 2011 results were not material. Generally, AGR FO's Norwegian assets and operations are in our Asset Integrity segment and its Australian assets and operations are in our Subsea Projects segment.

Our consolidated results of operations on an unaudited pro forma basis, as though AGR FO had been acquired on January 1, 2010, are as follows:

(in millions, except per share figures)	2011	2010
Pro forma revenue	$2,385.6	$2,094.0
Pro forma net income	239.5	200.8
Pro forma diluted earnings per share	2.20	1.83

The above amounts are based on certain assumptions and estimates that we believe are reasonable. The pro forma results reflect events occurring as a direct result of the purchase and do not necessarily represent results which would have occurred if the acquisition had taken place on the basis assumed above, nor are they indicative of the results of future combined operations.

On December 27, 2011, we purchased Mechanica AS, a design and fabrication company specializing in remotely operated subsea tools for the offshore oil and gas industry, for $17 million. We have accounted for this acquisition by allocating the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. Our goodwill, all nondeductible for income tax purposes, associated with the acquisition was $9 million, and other intangible assets were $5 million. This purchase price allocation is preliminary and based on information currently available to us, and is subject to change when we obtain final asset and liability valuations. As we acquired Mechanica AS late in December 2011, its results of operations are included in our consolidated statements of income from the date of acquisition, but the 2011 results were not material.

We also made several smaller acquisitions during the periods presented.
Except for AGR FO, the above acquisitions were not material. As a result, we have not included pro forma information related to those acquisitions in this report.
Goodwill and Intangible Assets. In September 2011, the FASB issued an update regarding goodwill impairment testing. Under the update, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Our reporting units are the operating units one level below our business segments, except for ROVs and Asset Integrity, which are tested as single reporting units. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test. This update is effective for us January 1, 2012, and earlier adoption is permitted. We have elected to adopt this update early and we applied it in 2011. The provisions of the update have not had a material effect on our financial position or results of operations. We tested the goodwill attributable to each of our reporting units for impairment as of December 31, 2010 and 2009 and concluded that there was no impairment. We estimated fair value using discounted cash flow methodologies and market comparable information. The only changes in our reporting units' goodwill during the periods presented are from business acquisitions, as discussed above, and currency exchange rate changes. For more information regarding goodwill by business segment, see Note 7.
Intangible assets, primarily acquired in connection with business combinations, include trade names, intellectual property and customer relationships and are being amortized with a weighted average remaining life of approximately 12 years.
Revenue Recognition. We recognize our revenue according to the type of contract involved. On a daily basis, we recognize revenue under contracts that provide for specific time, material and equipment charges, which we bill periodically, ranging from weekly to monthly.

We account for significant fixed-price contracts, which we enter into mainly in our Subsea Products segment, and to a lesser extent in our Subsea Projects and Advanced Technologies segments, using the percentage-of-completion method. In 2011, we accounted for 16% of our revenue using the percentage-of-completion method. In determining whether a contract should be accounted for using the percentage-of-completion method, we consider whether:

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
Revenue in Excess of Amounts Billed on uncompleted fixed-price contracts accounted for using the percentage-of-completion method is summarized as follows:

	December 31,
(in thousands)	2011	2010
Revenue recognized	$271,233	$262,602
Less: Billings to customers	(252,745)	(238,473)
Revenue in excess of amounts billed	$18,488	$24,129

Billings in Excess of Revenue Recognized on uncompleted fixed-price contracts accounted for using the percentage-of-completion method are summarized as follows:

	December 31,
(in thousands)	2011	2010
Amounts billed to customers	$78,876	$90,315
Less: Revenue recognized	(42,952)	(45,144)
Billings in excess of revenue recognized	$35,924	$45,171
Stock-Based Compensation. We recognize all share-based payments to directors, officers and employees over their vesting periods in the income statement based on their estimated fair values.
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
Income Taxes. We provide income taxes at appropriate tax rates in accordance with our interpretation of the respective tax laws and regulations after review and consultation with our internal tax department, tax advisors and, in some cases, legal counsel in various jurisdictions. We provide for deferred income taxes for differences between carrying amounts of assets and liabilities for financial and tax reporting purposes. Our policy is to provide for deferred U.S. income taxes on foreign income only to the extent such income is not to be indefinitely reinvested in foreign entities. We provide a valuation allowance against deferred tax assets when it is more likely than not that the asset will not be realized.
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

Foreign Currency Translation. The functional currency for several of our foreign subsidiaries is the applicable local currency. Results of operations for foreign subsidiaries with functional currencies other than the U.S. dollar are translated into U.S. dollars using average exchange rates during the period. Assets and liabilities of these foreign subsidiaries are translated into U.S. dollars using the exchange rates in effect at the balance sheet date, and the resulting translation adjustments are recognized in accumulated other comprehensive income as a component of shareholders' equity. All foreign currency transaction gains and losses are recognized currently in the Consolidated Statements of Income. We recorded $(0.4) million, $(2.8) million and $2.0 million of foreign currency transaction gains (losses) in 2011, 2010 and 2009, respectively, and those amounts are included as a component of Other income (expense), net.

Based on changes in the economic facts and circumstances of our operations in Brazil, we have changed the functional currency of our Brazilian subsidiary from the U.S. dollar to the Brazilian real effective January 1, 2011. This change had no material effect on our financial statements.

Earnings Per Share. The table that follows presents our earnings per share calculations.

	Year Ended December 31,
	2011	2010	2009
	(in thousands, except per share data)
Basic earnings per share:
Net income per consolidated statements of income	$235,658	$200,531	$188,353
Income allocable to participating securities	—	(709)	(1,324)
Earnings allocable to common shareholders	$235,658	$199,822	$187,029
Basic shares outstanding	108,308	109,119	109,532
Basic earnings per share	$2.18	$1.83	$1.71
Diluted earnings per share:
Net income per consolidated statements of income	$235,658	$200,531	$188,353
Income allocable to participating securities	—	(706)	(1,318)
Earnings allocable to diluted common shareholders	$235,658	$199,825	$187,035
Diluted shares outstanding	109,001	109,535	110,053
Diluted earnings per share	$2.16	$1.82	$1.70
Financial Instruments. We recognize all derivative instruments as either assets or liabilities in the balance sheet and measure those instruments at fair value. Subsequent changes in fair value are reflected in current earnings or other comprehensive income, depending on whether a derivative instrument is designated as part of a hedge relationship and, if it is, the type of hedge relationship. As of December 31, 2011, we had no derivative instruments in effect.
New Accounting Standards. In October 2009, the Financial Accounting Standards Board ("FASB") issued an update regarding accounting for revenue involving multiple-deliverable arrangements that will, in certain circumstances, require sellers to account for more products or services ("deliverables") separately rather than as a combined unit. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The update also replaces the term fair value in the revenue allocation guidance with selling price to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant. The update eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. The update requires that a seller determine its best estimated selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a stand-alone basis. The update does not prescribe any specific methods that sellers must use to accomplish this objective, but provides guidance.
For us, the update was effective prospectively for revenue arrangements entered into or materially modified on or after January 1, 2011. The provisions of the update have not had a material effect on our financial position or results of operations.
In June 2011, the FASB issued an update to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income in either a single continuous statement of comprehensive income or two separate but consecutive statements. Under either option, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. This update does not change the items that are required to be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income and is required to be applied retrospectively. This update is effective for us January 1, 2012. Early adoption is permitted. We have elected to adopt this update and we are reporting the total of comprehensive income, the components of net income, and the components of other comprehensive income in two separate consecutive statements.
In September 2011, the FASB issued an update regarding an employer's participation in a multiemployer pension plan. For employers that participate in multiemployer pension plans, the update requires an employer to provide additional quantitative and qualitative disclosures. The amended disclosures provide users with more detailed information about an employer's involvement in multiemployer pension plans, including:

•	the significant multiemployer plans in which an employer participates, including the plan names and identifying numbers;

•
the level of an employer's participation in the significant multiemployer plans, including the employer's contributions made to the plans and an indication of whether the employer's contributions represent more than 5 percent of the total contributions made to the plans by all contributing employers;

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

This update was effective for us December 31, 2011. We have no material multiemployer pension plans.

2.	INVESTMENTS IN UNCONSOLIDATED AFFILIATES
Our investments in unconsolidated affiliates consisted of the following:

	December 31,
(in thousands)	2011	2010	2009
Medusa Spar LLC	$49,480	$51,820	$57,388
Other	127	—	1,348
	$49,607	$51,820	$58,736
In 2003, we purchased a 50% equity interest in Medusa Spar LLC for $43.7 million. Medusa Spar LLC owns a 75% interest in a production spar platform in the U.S. Gulf of Mexico. Medusa Spar LLC's revenue is derived from processing oil and gas production for a fee based on the volumes processed through the platform (throughput). Medusa Spar LLC financed its acquisition of its 75% interest in the production spar platform using approximately 50% debt and 50% equity from its equity holders. The debt was repaid in 2008. We believe our maximum exposure to loss from our investment in Medusa Spar LLC is our $49.5 million investment. Medusa Spar LLC is a variable interest entity. We are not the primary beneficiary of Medusa Spar LLC, since we do not own a controlling interest, nor do we manage the operations of the asset it owns. As we are not the primary beneficiary, we are accounting for our investment in Medusa Spar LLC under the equity method of accounting. Summarized 100% financial information relative to Medusa Spar LLC follows.

	December 31,
(in thousands)	2011	2010	2009
Medusa Spar LLC
Condensed Balance Sheets
ASSETS
Cash and cash equivalents	$2,904	$217	$949
Other current assets	5,302	3,189	4,116
Property and Equipment, net	91,073	100,551	110,028
Total Assets	$99,279	$103,957	$115,093
LIABILITIES AND MEMBERS’ EQUITY
Current Liabilities	$18	$18	$17
Members’ Equity	99,261	103,939	115,076
Total Liabilities and Members’ Equity	$99,279	$103,957	$115,093
Condensed Statements of Operations
Revenue	$17,536	$13,816	$16,143
Depreciation	(9,478)	(9,478)	(9,478)
General and Administrative	(72)	(71)	(70)
Net Income	$7,986	$4,267	$6,595

Our 50% share of the underlying equity of the net assets of Medusa Spar LLC is approximately equal to its carrying value. Our 50% share of the cumulative undistributed earnings of Medusa Spar LLC was $7.8 million and $10.2 million at December 31, 2011 and 2010, respectively. We received cash distributions of $6.3 million, $7.7 million and $8.5 million from Medusa Spar LLC in 2011, 2010 and 2009, respectively.

3.	INCOME TAXES

Our provisions for income taxes and our cash taxes paid are as follows:

	Year Ended December 31,
(in thousands)	2011	2010	2009
Current:
Domestic	$14,027	$16,501	$10,659
Foreign	80,698	57,006	69,132
Total current	94,725	73,507	79,791
Deferred:
Domestic	8,934	19,730	12,029
Foreign	(1,432)	11,454	9,602
Total deferred	7,502	31,184	21,631
Total provision for income taxes	$102,227	$104,691	$101,422
Cash taxes paid	$72,825	$121,440	$54,504
The components of income before income taxes are as follows:

	Year Ended December 31,
(in thousands)	2011	2010	2009
Domestic	$41,831	$87,776	$65,174
Foreign	296,054	217,446	224,601
Income before income taxes	$337,885	$305,222	$289,775
As of December 31, 2011 and 2010, our worldwide deferred tax assets, liabilities and net deferred tax liabilities were as follows:

	December 31,
(in thousands)	2011	2010
Deferred tax assets:
Deferred compensation	$26,923	$24,791
Deferred income	11,588	19,808
Accrued expenses	8,647	6,675
Other	4,875	5,360
Gross deferred tax assets	52,033	56,634
Valuation allowance	—	—
Total deferred tax assets	$52,033	$56,634
Deferred tax liabilities:
Property and equipment	$88,657	$74,832
Unremitted foreign earnings	58,195	62,373
Basis difference in equity investments	15,518	17,177
Other	26,477	13,580
Total deferred tax liabilities	$188,847	$167,962
Net deferred income tax liability	$136,814	$111,328
Our net deferred tax liability is reflected within our balance sheet as follows:

	December 31,
(in thousands)	2011	2010
Deferred tax liabilities	$157,532	$139,822
Current deferred tax assets	(20,718)	(28,494)
Net deferred income tax liability	$136,814	$111,328

We believe it is more likely than not that all our deferred tax assets are realizable. We conduct business through several foreign subsidiaries and, although we expect our consolidated operations to be profitable, there is no assurance that profits will be earned in entities or jurisdictions that have net operating loss carryforwards available. The primary difference between our 2011 effective tax rate of 30.3% and the federal statutory rate of 35% reflects our intent to indefinitely reinvest in certain of our international operations. Therefore, we are no longer providing for U.S. taxes on a portion of our foreign earnings. The effective tax rate of 30.3% in our financial statements for 2011 is a result of our effective rate of 31.5% adjusted by $4.9 million of additional tax benefits, primarily attributable to amending prior years' U.S. federal income tax returns to reflect a broader interpretation of our pre-tax income eligible for certain deductions allowable for oil and gas construction activities, and tax effecting the $19.6 million gain on the sale of the Ocean Legend at the U.S. federal statutory rate of 35%. The primary difference between our 2010 effective tax rate of 34.3% and the federal statutory rate of 35% is the lesser federal tax rate applied to our U.S. manufacturing profits. Income taxes, computed by applying the federal statutory income tax rate to income before income taxes, are not materially different than our actual provisions for income taxes for 2009.
We consider $132 million of unremitted earnings of our foreign subsidiaries to be indefinitely reinvested. It is not practical for us to compute the amount of additional U.S. tax that would be due on this amount. We have provided deferred income taxes on the foreign earnings we expect to repatriate.
We recognize the benefit for a tax position if the benefit is more likely than not to be sustainable upon audit by the applicable taxing authority. If this threshold is met, the tax benefit is then measured and recognized at the largest amount that is greater than 50% likely of being realized upon ultimate settlement.
We account for any applicable interest and penalties on uncertain tax positions as a component of our provision for income taxes on our financial statements. We charged $0.4 million, $0.2 million and $0.5 million to income tax expense in 2011, 2010 and 2009, respectively, for penalties and interest on uncertain tax positions, which brought our total liabilities for penalties and interest on uncertain tax positions to $4.4 million and $4.0 million on our balance sheets at December 31, 2011 and 2010, respectively. Including associated foreign tax credits and penalties and interest, we have accrued a net total of $5.6 million in the caption "other long-term liabilities" on our balance sheet for unrecognized tax benefits at December 31, 2011. All additions or reductions to those liabilities affect our effective income tax rate in the periods of change.
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits, not including associated foreign tax credits and penalties and interest, is as follows:

	Year Ended December 31,
(in thousands)	2011	2010	2009
Beginning of year	$9,991	$9,488	$8,402
Additions based on tax positions related to the current year	947	1,296	1,361
Reductions for expiration of statutes of limitations	(834)	(793)	(81)
Settlements	—	—	(194)
Balance at end of year	$10,104	$9,991	$9,488
We do not believe that the total of unrecognized tax benefits will significantly increase or decrease in the next 12 months.
We file a consolidated U.S. federal income tax return for Oceaneering International, Inc. and our domestic subsidiaries. We conduct our international operations in a number of locations that have varying laws and regulations with regard to income and other taxes, some of which are subject to interpretation. Our management believes that adequate provisions have been made for all taxes that will ultimately be payable, although final determination of tax liabilities may differ from our estimates.

Our tax returns are subject to audit by taxing authorities in multiple jurisdictions. These audits often take years to complete and settle. The following lists the earliest tax years open to examination by tax authorities where we have significant operations:

Jurisdiction	Periods
United States	2007
United Kingdom	2009
Norway	2001
Angola	2006
Nigeria	2005
Brazil	2006
Australia	2008
Canada	2008

4.	SELECTED BALANCE SHEET AND INCOME STATEMENT INFORMATION
The following is information regarding selected balance sheet accounts:

	December 31,
(in thousands)	2011	2010
Inventory:
Inventory for remotely operated vehicles	$135,297	$119,106
Other inventory, primarily raw materials	119,798	117,411
Total	$255,095	$236,517

Other Current Assets:
Deferred income taxes	$20,718	$28,494
Prepaid expenses	52,355	49,258
Total	$73,073	$77,752

Other Non-Current Assets:
Intangible assets	$70,611	$22,208
Cash surrender value of life insurance policies	38,318	36,339
Long-term portion of accounts receivable, net	21,658	—
Other	9,449	7,030
Total	$140,036	$65,577

Accrued Liabilities:
Payroll and related costs	$191,430	$168,476
Accrued job costs	51,296	50,323
Deferred revenue, including billings in excess of revenue recognized	52,132	68,131
Other	40,303	27,480
Total	$335,161	$314,410

Other Long-Term Liabilities:
Deferred income taxes	$157,532	$139,822
Supplemental Executive Retirement Plan	34,768	32,341
Accrued post-employment benefit obligations	13,935	14,245
Other	14,972	14,027
Total	$221,207	$200,435

Additional Income Statement Detail
The following schedule shows our revenue, costs and gross margins by services and products:

	Year Ended December 31,
(in thousands)	2011	2010	2009
Revenue:
Services	$1,369,614	$1,277,795	$1,275,263
Products	823,049	639,250	546,818
Total revenue	2,192,663	1,917,045	1,822,081
Cost of Services and Products:
Services	999,396	916,495	897,654
Products	603,289	461,477	421,438
Unallocated expenses	81,219	72,753	65,263
Total cost of services and products	1,683,904	1,450,725	1,384,355
Gross margin:
Services	370,218	361,300	377,609
Products	219,760	177,773	125,380
Unallocated expenses	(81,219)	(72,753)	(65,263)
Total gross margin	$508,759	$466,320	$437,726

5.	DEBT
Long-term Debt consisted of the following:

	December 31,
(in thousands)	2011	2010
Revolving credit facility	$120,000	$—
Long-term Debt	$120,000	$—

As of December 31, 2011, we had a $300 million revolving credit facility under an agreement (the "Credit Agreement") that extended to January 2012. We had to pay a commitment fee ranging from 0.125% to 0.175% on the unused portion of the facility, depending on our debt-to-capitalization ratio. The commitment fees are included as interest expense in our consolidated financial statements. Under the Credit Agreement, we had the option to borrow at LIBOR plus a margin ranging from 0.50% to 1.25%, depending on our debt-to-capitalization ratio, or at the agent bank's prime rate. At December 31, 2011, we had $120 million of borrowings outstanding under the Credit Agreement and $180 million available for borrowing. The weighted average interest rate on all our outstanding borrowings was 0.8% at December 31, 2011.

On January 6, 2012, we entered into a credit agreement with a group of banks (the "2012 Credit Agreement") and terminated the Credit Agreement. Simultaneously with the execution of the 2012 Credit Agreement and pursuant to its terms, we repaid all amounts outstanding under, and terminated, the Credit Agreement. The 2012 Credit Agreement provides for a five-year, $300 million revolving credit facility. Subject to certain conditions, the aggregate commitments under the facility may be increased by to up to $200 million by obtaining additional commitments from existing and/or new lenders. Borrowings under the facility may be used for working capital and general corporate purposes. The facility expires on January 6, 2017. Revolving borrowings under the facility bear interest at an adjusted base rate or the Eurodollar Rate (as defined in the agreement), at our option, plus an applicable margin. Depending on our debt to capitalization ratio, the applicable margin varies (1) in the case of adjusted base rate advances, from 0.125% to 0.750% and (2) in the case of eurodollar advances, from 1.125% to 1.750%. The adjusted base rate is the greater of (1) the per annum rate established by administrative agent as its prime rate, (2) the federal funds rate plus 0.50% and (3) the one-month Eurodollar Rate rate plus 1%.

The 2012 Credit Agreement contains various covenants which we believe are customary for agreements of this nature, including, but not limited to, restrictions on the ability of each of our restricted subsidiaries to incur unsecured debt, as well as restrictions on our ability and the ability of each of our restricted subsidiaries to incur secured debt, grant liens, make certain investments, make distributions, merge or consolidate, sell assets, enter into transactions with affiliates and enter into certain restrictive agreements. We are also subject to an interest coverage ratio and a debt to capitalization ratio. The 2012 Credit Agreement includes customary events and consequences of default.

We made cash interest payments of $1.1 million, $7.2 million and $8.9 million in 2011, 2010 and 2009, respectively. Cash interest payments, and interest expense, in 2010 include $2.9 million to terminate an interest rate hedge.

6.	COMMITMENTS AND CONTINGENCIES
Lease Commitments
At December 31, 2011, we occupied several facilities under noncancellable operating leases expiring at various dates through 2025. Future minimum rentals under all of our operating leases, including vessel rentals, are as follows:

(in thousands)
2012	$48,662
2013	26,539
2014	13,769
2015	9,930
2016	6,916
Thereafter	31,652
Total Lease Commitments	$137,468
Rental expense, which includes hire of vessels, specialized equipment and real estate rental, was approximately $73 million, $69 million and $74 million in 2011, 2010 and 2009, respectively.
In 2012, we chartered a vessel and crew for three years with two one-year options for our field operations contract in Angola. Total charter hire will be $94 million for the first three years.
Insurance
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
Letters of Credit
We had $38 million and $30 million in letters of credit outstanding as of December 31, 2011 and 2010, respectively, as guarantees in force for self-insurance requirements and various performance and bid bonds, which are usually for the duration of the applicable contract.
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
One customer in Angola owed us $40 million at December 31, 2011 and $56 million at December 31, 2010, all of which is overdue. We completed the work on the contracts related to this receivable in the first quarter of 2010. Based on our past history with this customer, we believe this receivable ultimately will be collected. During 2011, based on our current estimate of when the receivable will be collected, we reduced the net carrying value of the receivable by $3 million to reflect a present value estimate and reclassified $22 million to Other non-current assets on our balance sheet at December 31, 2011, which represents the amount we believe will be collected more than one year from the balance sheet date. The $3 million adjustment was charged against our earnings as a reduction of revenue in our Subsea Projects segment.

7.	OPERATIONS BY BUSINESS SEGMENT AND GEOGRAPHIC AREA
Business Segment Information
We are a global oilfield provider of engineered services and products, primarily to the offshore oil and gas industry, with a focus on deepwater applications. Through the use of our applied technology expertise, we also serve the defense and aerospace industries. Our Oil and Gas business consists of Remotely Operated Vehicles ("ROVs"), Subsea Products, Subsea Projects and Asset Integrity. Our ROV segment provides submersible vehicles operated from the surface to support offshore oil and gas exploration, production and construction activities. Our Subsea Products segment supplies a variety of built-to-order specialty subsea hardware. Our Subsea Projects segment provides multiservice vessels, oilfield diving and support vessel operations, which are used primarily in inspection, repair and maintenance and installation activities, and a mobile offshore production system, through a 50% interest in an entity which holds a 75% interest in the system. With the acquisition of AGR FO in December 2011, we also operate and maintain offshore and onshore oil and gas production facilities, provide subsea engineering services, and operate an offshore logistics supply base in Australia. Our Asset Integrity segment, which was previously named Inspection, provides asset integrity management and assessment services and nondestructive testing and inspection. We renamed Inspection to Asset Integrity to more appropriately describe the services we are providing after our acquisition of AGR FO. Our Advanced Technologies business provides project management, engineering services and equipment for applications in non-oilfield markets. Unallocated Expenses are those not associated with a specific business segment. These consist of expenses related to our incentive and deferred compensation plans, including restricted stock and bonuses, as well as other general expenses, including corporate administrative expenses.
There are no differences in the basis of segmentation or in the basis of measurement of segment profit or loss in the year ended December 31, 2011 from those used in our consolidated financial statements for the years ended December 31, 2010 and 2009, except for the change in the name of Inspection to Asset Integrity.

The table that follows presents Revenue, Income from Operations, Depreciation and Amortization Expense and Equity Earnings of Unconsolidated Affiliates by business segment:

	Year Ended December 31,
(in thousands)	2011	2010	2009
Revenue
Oil and Gas
Remotely Operated Vehicles	$755,033	$662,105	$649,228
Subsea Products	770,212	549,233	487,726
Subsea Projects	167,477	247,538	274,607
Asset Integrity	266,577	223,469	216,140
Total Oil and Gas	1,959,299	1,682,345	1,627,701
Advanced Technologies	233,364	234,700	194,380
Total	$2,192,663	$1,917,045	$1,822,081
Income from Operations
Oil and Gas
Remotely Operated Vehicles	$224,705	$211,725	$207,683
Subsea Products	142,184	108,522	60,526
Subsea Projects	32,662	46,910	75,404
Asset Integrity	30,560	25,893	26,443
Total Oil and Gas	430,111	393,050	370,056
Advanced Technologies	16,661	16,934	12,366
Unallocated Expenses	(111,941)	(100,484)	(90,306)
Total	$334,831	$309,500	$292,116
Depreciation and Amortization Expense
Oil and Gas
Remotely Operated Vehicles	$100,089	$86,232	$68,022
Subsea Products	31,299	27,956	24,133
Subsea Projects	8,024	25,826	19,011
Asset Integrity	5,689	4,098	3,794
Total Oil and Gas	145,101	144,112	114,960
Advanced Technologies	3,134	4,588	2,526
Unallocated Expenses	2,992	4,951	5,459
Total	$151,227	$153,651	$122,945
Equity Earnings of Unconsolidated Affiliates
Subsea Projects	$3,937	$2,078	$3,242
Subsea Products	(136)	—	—
Total	$3,801	$2,078	$3,242
We determine income from operations for each business segment before interest income or expense, other income (expense) and provision for income taxes. We do not consider an allocation of these items to be practical.

During 2011, we sold the Ocean Legend, a mobile offshore production system. The sale resulted in a gain of $19.6 million, which we recognized as a reduction of the costs of services and products in our Subsea Projects segment.

Depreciation and amortization expense for Subsea Projects in 2010 includes an impairment charge of $5.2 million in the first quarter to reduce the carrying value of our vessel held for sale, The Performer, to its fair value, less estimated costs to sell. In the third quarter of 2010, we sold the vessel for approximately its reduced carrying value.
During 2010, revenue from one customer, BP plc and subsidiaries in our oil and gas business segments, accounted for 12% of our total consolidated revenue. No individual customer accounted for more than 10% of our consolidated revenue during 2011 or 2009.

The following table presents Assets, Property and Equipment and Goodwill by business segment as of the dates indicated:

	December 31,
(in thousands)	2011	2010
Assets
Oil and Gas
Remotely Operated Vehicles	$861,059	$774,011
Subsea Products	659,211	511,406
Subsea Projects	338,205	249,259
Asset Integrity	284,159	90,357
Total Oil and Gas	2,142,634	1,625,033
Advanced Technologies	62,627	54,378
Corporate and Other	195,283	351,095
Total	$2,400,544	$2,030,506
Property and Equipment, net
Oil and Gas
Remotely Operated Vehicles	$517,098	$488,581
Subsea Products	184,911	159,505
Subsea Projects	141,178	109,761
Asset Integrity	30,327	15,238
Total Oil and Gas	873,514	773,085
Advanced Technologies	9,272	6,143
Corporate and Other	10,522	7,145
Total	$893,308	$786,373
Goodwill
Oil and Gas
Remotely Operated Vehicles	$26,908	$27,125
Subsea Products	112,817	87,492
Asset Integrity	183,292	18,163
Total Oil and Gas	323,017	132,780
Advanced Technologies	10,454	10,454
Total	$333,471	$143,234
All assets specifically identified with a particular business segment have been segregated. Cash and cash equivalents, certain other current assets, certain investments and other assets have not been allocated to particular business segments and are included in Corporate and Other.
The following table presents Capital Expenditures, including business acquisitions, by business segment for the periods indicated:

	Year Ended December 31,
(in thousands)	2011	2010	2009
Capital Expenditures
Oil and Gas
Remotely Operated Vehicles	$135,770	$109,377	$146,707
Subsea Products	100,824	41,802	13,694
Subsea Projects	64,803	43,506	2,817
Asset Integrity	212,951	9,551	6,611
Total Oil and Gas	514,348	204,236	169,829
Advanced Technologies	5,757	2,351	3,234
Corporate and Other	6,540	593	1,958
Total	$526,645	$207,180	$175,021

Geographic Operating Areas
The following table summarizes certain financial data by geographic area:

	Year Ended December 31,
(in thousands)	2011	2010	2009
Revenue
Foreign:
Norway	$310,891	$212,854	$230,874
West Africa	284,642	260,377	280,707
United Kingdom	256,565	156,114	156,748
Asia and Australia	217,094	136,518	135,721
Brazil	155,532	135,510	97,401
Other	93,325	72,157	60,610
Total Foreign	1,318,049	973,530	962,061
United States	874,614	943,515	860,020
Total	$2,192,663	$1,917,045	$1,822,081
Long-Lived Assets
Foreign:
Norway	$436,043	$165,942	$170,617
West Africa	120,732	106,028	95,326
United Kingdom	65,830	70,730	63,334
Asia and Australia	72,518	76,835	76,622
Brazil	99,709	79,484	63,653
Other	30,633	28,569	20,490
Total Foreign	825,465	527,588	490,042
United States	552,639	483,078	487,453
Total	$1,378,104	$1,010,666	$977,495
Revenue is based on location where services are performed and products are manufactured.

8.	EMPLOYEE BENEFIT PLANS AND SHAREHOLDER RIGHTS PLAN
Retirement Investment Plans
We have several employee retirement investment plans that, taken together, cover most of our full time employees. The Oceaneering Retirement Investment Plan is a 401(k) plan in which U.S. employees may participate by deferring a portion of their gross monthly salary and directing us to contribute the deferred amount to the plan. We match a portion of the employees' deferred compensation. Our contributions to the 401(k) plan were $14.5 million, $13.9 million and $13.2 million for the plan years ended December 31, 2011, 2010 and 2009, respectively.
We also make matching contributions to other foreign employee savings plans similar in nature to a 401(k) plan. In 2011, 2010 and 2009, these contributions, principally related to plans associated with U.K. and Norwegian subsidiaries, were $9.6 million, $7.1 million and $6.3 million, respectively.
The Oceaneering International, Inc. Supplemental Executive Retirement Plan covers selected key management employees and executives, as approved by the Compensation Committee of our Board of Directors (the "Compensation Committee"). Under this plan, we accrue an amount determined as a percentage of the participant's gross monthly salary and the amounts accrued are treated as if they are invested in one or more investment vehicles pursuant to this plan. Expenses related to this plan during 2011, 2010 and 2009 were $3.4 million, $3.3 million and $3.5 million, respectively.
We have defined benefit plans covering some of our employees in the U.K. and Norway. There are no further benefits accruing under the U.K. plan, and the Norway plan is closed to new participants. The projected benefit obligations for both plans were $25 million and $24 million, at December 31, 2011 and 2010, respectively, and the fair values of the plan assets (using Level 2 inputs) for both plans were $19 million and $17 million at December 31, 2011 and 2010, respectively.

Incentive and Stock Option Plans
Under our 2010 Incentive Plan (the "Incentive Plan"), shares of our common stock are made available for awards to employees and nonemployee members of our Board of Directors.
The Incentive Plan is administered by the Compensation Committee; however, the full Board of Directors makes determinations regarding awards to nonemployee directors under the Incentive Plan. The Compensation Committee or our Board of Directors, as applicable, determines the type or types of award(s) to be made to each participant and sets forth in the related award agreement the terms, conditions and limitations applicable to each award. Stock options, stock appreciation rights and stock and cash awards may be made under the Incentive Plan. There are no options outstanding under the Incentive Plan. Under the Incentive Plan, a stock option must have a term not exceeding seven years from the date of grant and must have an exercise price of not less than the fair market value of a share of our common stock on the date of grant. The Compensation Committee may not: (1) grant, in exchange for a stock option, a new stock option having a lower exercise price; or (2) reduce the exercise price of a stock option. We have not granted any stock options since 2005 and the Compensation Committee has expressed its intention to refrain from using stock options as a component of employee compensation for our executive officers and other employees for the foreseeable future. Additionally, the Board of Directors has expressed its intention to refrain from using stock options as a component of nonemployee director compensation for the foreseeable future.
In 2011, 2010 and 2009, the Compensation Committee granted awards of performance units under the Incentive Plan and a prior plan to certain of our key executives and employees, and our Board of Directors granted performance units under the Incentive Plan and a prior plan to our Chairman of the Board of Directors. The performance units awarded are scheduled to vest in full on the third anniversary of the award date, or pro rata over three years if the participant meets certain age and years of service requirements. The Compensation Committee and the Board of Directors have approved specific financial goals and measures (as defined in the Performance Award Goals and Measures), based on our cumulative cash flow from operations and a comparison of return on invested capital and cost of capital for each of the three-year periods ending December 31, 2013, 2012 and 2011 to be used as the basis for the final value of the performance units. The final value of each performance unit granted in 2011 and 2010 may range from $0 to $150 and the final value of each performance unit granted in 2009 may range from $0 to $125. Upon vesting and determination of value, the value of the performance units will be payable in cash. As of December 31, 2011, there were 393,025 performance units outstanding.
There was no stock option activity during the year ended December 31, 2011. The following is a summary of our stock option activity for the two years ended December 31, 2010:

	Shares under Option	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balance at December 31, 2008	305,800	$8.55
Granted	—	—
Exercised	(218,800)	8.60	$3,257,000
Forfeited	(5,000)	8.57
Balance at December 31, 2009	82,000	8.44
Granted	—	—
Exercised	(82,000)	8.44	$1,858,000
Forfeited	—	—
Balance at December 31, 2010	—	$—
We received $0.7 million and $1.9 million from the exercise of stock options in 2010 and 2009, respectively. The excess tax benefit realized from tax deductions from stock options for 2010 and 2009 was $0.9 million and $0.9 million, respectively. Excess tax benefits from share-based compensation are classified as a cash outflow in cash flows from operating activities and an inflow in cash flows from financing activities in the statement of cash flows.
Restricted Stock Plan Information
During 2011, 2010 and 2009, the Compensation Committee granted restricted units of our common stock to certain of our key executives and employees. During 2011, 2010 and 2009, our Board of Directors granted restricted units of our common stock to our Chairman of the Board of Directors (our "Chairman") and restricted common stock to our other nonemployee directors. Over 50% of the grants made in 2011 to our employees and over 60% of the grants made in 2010 and 2009 to our employees vest in full on the third anniversary of the award date, conditional upon continued employment. The remainder of the grants made to employees and all the grants made to our Chairman vest pro rata over three years, as these participants meet certain age and years-of-service requirements. For the grants to each of the participant employees and the Chairman, the participant will be issued a share of our common stock for the participant's vested restricted stock units at the earlier of three years or, if the participant vested earlier after meeting the age and service requirements, at termination of employment or service. The grants to our nonemployee directors vest in full on the first anniversary of the award date conditional upon continued service as a director. Pursuant to grants of restricted common stock units to our employees made prior to 2005, at the time of each vesting, a participant received a tax-assistance payment. Our tax assistance payments were $1.8 million in 2010 and $3.7 million in 2009. There were no tax assistance payments in 2011. In April 2009, the Compensation Committee adopted a policy that Oceaneering will not provide U.S. federal income tax gross-up payments to any of its directors or executive officers in connection with future awards of restricted stock or stock units. This policy had no effect on existing change-in-control agreements with several of our executive officers or the existing service agreement with our Chairman, which provide for tax gross-up payments that could become applicable to such future awards in limited circumstances, such as following a change in control of our company. Since August 2010, there have been no outstanding awards that provide for tax gross-up payments.
The tax benefit realized from tax deductions in excess of financial statement expense was $1.3 million, $0.8 million and $1.6 million in 2011, 2010 and 2009, respectively.

The following is a summary of our restricted stock and restricted stock unit activity for 2011, 2010 and 2009:

	Number	Weighted Average Fair Value	Aggregate Intrinsic Value
Balance at December 31, 2008	1,649,500	$17.37
Granted	411,850	15.53
Issued	(752,500)	11.97	$14,239,000
Forfeited	(65,800)	20.71
Balance at December 31, 2009	1,243,050	19.86
Granted	421,850	29.58
Issued	(595,790)	16.23	$16,673,000
Forfeited	(24,960)	24.73
Balance at December 31, 2010	1,044,150	25.74
Granted	463,400	41.26
Issued	(379,952)	30.81	$15,563,000
Forfeited	(36,748)	27.77
Balance at December 31, 2011	1,090,850	$30.49
The restricted stock units granted in 2011, 2010 and 2009 carry no voting rights and no dividend rights. Each grantee of shares of restricted common stock is deemed to be the record owner of those shares during the restriction period, with the right to vote and receive any dividends on those shares.
Effective January 1, 2006, the unvested portions of our grants of restricted stock units were valued at their estimated fair values as of their respective grant dates. The grants in 2011, 2010 and 2009 were subject only to vesting conditioned on continued employment or service as a nonemployee director; therefore, these grants were valued at the grant date fair market value using the closing price of our stock on the New York Stock Exchange.
Compensation expense under the restricted stock plans was $29.9 million, $25.5 million and $23.8 million for 2011, 2010 and 2009, respectively. As of December 31, 2011, we had $11.5 million of future expense to be recognized related to our restricted stock unit plans over a weighted average remaining life of 1.8 years.

Post-Employment Benefit
In 2001, we entered into an agreement with our Chairman who was also then our Chief Executive Officer. That agreement was amended in 2006 and in 2008. Pursuant to the amended agreement, the Chairman relinquished his position as Chief Executive Officer in May 2006 and began his post-employment service period on December 31, 2006, which continued through August 15, 2011, during which service period the Chairman, acting as an independent contractor, agreed to serve as nonexecutive Chairman of our Board of Directors. The agreement provides the Chairman with post-employment benefits for ten years following August 15, 2011. The agreement also provides for medical coverage on an after-tax basis to the Chairman, his spouse and children for their lives. We recognized the net present value of the post-employment benefits over the expected service period. Our total accrued liabilities, current and long-term, under this post-employment benefit were $7.3 million and

$7.6 million at December 31, 2011 and 2010, respectively.
As part of the arrangements relating to the Chairman's post-employment benefits, we established an irrevocable grantor trust, commonly known as a "rabbi trust," to provide the Chairman greater assurance that we will set aside an adequate source of funds to fund payment of the post-retirement benefits under this agreement, including the medical coverage benefits payable to the Chairman, his spouse and their children for their lives. In connection with establishment of the rabbi trust, we contributed to the trust a life insurance policy on the life of the Chairman, which we had previously obtained, and we agreed to continue to pay the premiums due on that policy. When the life insurance policy matures, the proceeds of the policy will become assets of the trust. If the value of the trust exceeds $4 million, as adjusted by the consumer price index, at any time after January 1, 2012, the excess may be paid to us. However, because the trust is irrevocable, the assets of the trust are generally not available to fund our future operations until the trust terminates, which is not expected to be during the lives of the Chairman, his spouse or their children. Furthermore, no tax deduction will be available for our contributions to the trust; however, we may benefit from future tax deductions for benefits actually paid from the trust (although benefit payments from the trust are not expected to occur in the near term, because we expect to make direct payments of those benefits for the foreseeable future).
Stockholder Rights Plan
We adopted a Stockholder Rights Plan on November 20, 1992, which was amended and restated as of November 16, 2001. The Stockholder Rights Plan expired on November 16, 2011.

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
(in thousands, except per share data)

	Year Ended December 31, 2011
Quarter Ended	March 31	June 30	Sept. 30	Dec. 31	Total
Revenue	$470,420	$545,838	$602,208	$574,197	$2,192,663
Gross profit	98,801	126,116	153,096	130,746	508,759
Income from operations	61,067	81,674	109,622	82,468	334,831
Net income	42,070	56,693	78,578	58,317	235,658
Diluted earnings per share	$0.39	$0.52	$0.72	$0.54	$2.16
Weighted average number of diluted shares outstanding	109,002	109,147	108,928	108,671	109,001
	Year Ended December 31, 2010
Quarter Ended	March 31	June 30	Sept. 30	Dec. 31	Total
Revenue	$435,170	$464,303	$516,274	$501,298	$1,917,045
Gross profit	99,705	123,503	125,619	117,493	466,320
Income from operations	62,329	85,374	88,055	73,742	309,500
Net income	39,243	54,317	59,177	47,794	200,531
Diluted earnings per share	$0.35	$0.49	$0.54	$0.44	$1.82
Weighted average number of diluted shares outstanding	110,449	110,371	108,665	108,663	109,535

Exhibit Index

			Registration or File Number	Form of Report	Report Date	Exhibit Number
*	2.01	Share Purchase Agreement dated 22 November 2011 regarding the acquisition of AGR Field Operations Holdings AS	1-10945	8-K	Dec. 2011	2.1
*	3.01	Restated Certificate of Incorporation	1-10945	10-K	Dec. 2000	3.01
*	3.02	Certificate of Amendment to Restated Certificate of Incorporation	1-10945	8-K	May 2008	3.1
*	3.03	Amended and Restated Bylaws	1-10945	8-K	Dec. 2007	3.1
*	4.01	Specimen of Common Stock Certificate	1-10945	10-K	March 1993	4(a)
*	4.02	Credit Agreement, dated as of January 6, 2012, by and among Oceaneering International, Inc., Wells Fargo Bank, National Association, as administrative agent, issuing lender and swing line lender, and certain lenders party thereto.	1-10945	8-K	Jan. 2012	4.1
*	4.03	$200,000,000 Private Shelf Facility dated as of September 9, 2009 between Oceaneering International, Inc. and Prudential Investment Management, Inc.	1-10945	8-K	Sept. 2009	10.1

We and certain of our consolidated subsidiaries are parties to debt instruments under which the total amount of securities authorized does not exceed 10% of our total consolidated assets. Pursuant to paragraph 4(iii)(A) of Item 601(b) of
Regulation S-K, we agree to furnish a copy of those instruments to the Securities and Exchange Commission on request.

*	10.01+	Defined Contribution Master Plan and Trust Agreement and Adoption Agreement for the Oceaneering International, Inc. Retirement Investment Plan	1-10945	10-K	Dec. 2009	10.01
*	10.02+	Amendments dated November 5 and December 14, 2010 to Oceaneering International, Inc. Retirement Investment Plan	1-10945	10-K	Dec. 2010	10.02
*	10.03+	Amended and Restated Service Agreement dated as of December 21, 2006 between Oceaneering and John R. Huff	1-10945	8-K	Dec. 2006	10.01
*	10.04+	Modification to Service Agreement dated as of December 21, 2006 between Oceaneering and John R. Huff	1-10945	8-K	Dec. 2008	10.9
*	10.05+	Trust Agreement dated as of May 12, 2006 between Oceaneering and United Trust Company, National Association	1-10945	8-K	May 2006	10.02
*	10.06+	First Amendment to Trust Agreement dated as of May 12, 2006 between Oceaneering International, Inc. and Bank of America National Association, as successor trustee	1-10945	8-K	Dec. 2008	10.10
*	10.07+	Oceaneering International, Inc. Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2009	1-10945	8-K	Dec. 2008	10.5
*	10.08+	Amended and Restated Oceaneering International, Inc. Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2000	1-10945	8-K	Dec. 2008	10.6
*	10.09+	Change-of-Control Agreements dated as of November 16, 2001 between Oceaneering and John R. Huff, T. Jay Collins, Marvin J. Migura, M. Kevin McEvoy and George R. Haubenreich, Jr.	1-10945	10-K	Dec. 2001	10.06

*	10.10+	Form of First Amendment to Change-of-Control Agreement with T. Jay Collins, M. Kevin McEvoy, Marvin J. Migura and George R. Haubenreich, Jr.	1-10945	8-K	Dec. 2008	10.7
*	10.11+	Form of Change of Control Agreement	1-10945	8-K	May 2011	10.5
*	10.12+	Form of Indemnification Agreement between Oceaneering and each of its Directors and Executive Officers	1-10945	10-K	Dec. 2001	10.12
*	10.13+	Oceaneering International, Inc. 2011 Cash Bonus Award Program	1-10945	10-Q	March 2010	10.01
*	10.14+	2005 Incentive Plan	1-10945	10-K	Dec. 2009	10.20
*	10.15+	First Amendment to 2005 Incentive Plan of Oceaneering International, Inc.	1-10945	8-K	Dec. 2008	10.1
*	10.16+	2010 Incentive Plan	333-166612	S-8	May 2010	4.6
*	10.17+	Form of 2009 Employee Restricted Stock Unit Agreement for Executive Officers	1-10945	8-K	Feb. 2009	10.1
*	10.18+	Form of 2009 Chairman Restricted Stock Unit Agreement for John R. Huff	1-10945	8-K	Feb. 2009	10.3
*	10.19+	Form of 2009 Performance Unit Agreement for Executive Officers	1-10945	8-K	Feb. 2009	10.2
*	10.20+	Form of 2009 Chairman Performance Unit Agreement for John R. Huff	1-10945	8-K	Feb. 2009	10.4
*	10.21+	2009 Performance Award: Goals and Measures, relating to the form of 2009 Performance Unit Agreement for its executive officers and 2009 Chairman Performance Unit Agreement	1-10945	8-K	Feb. 2009	10.5
*	10.22+	Form of 2010 Employee Restricted Stock Unit Agreement for Executive Officers	1-10945	8-K	Feb. 2010	10.1
*	10.23+	Form of 2010 Nonemployee Director Restricted Stock Unit Agreement for Jerold J. DesRoche, David S. Hooker, D. Michael Hughes and Harris J. Pappas	1-10945	8-K	Feb. 2010	10.6
*	10.24+	Form of 2010 Chairman Restricted Stock Unit Agreement for John R. Huff	1-10945	8-K	Feb. 2010	10.3
*	10.25+	Form of 2010 Performance Unit Agreement for Executive Officers	1-10945	8-K	Feb. 2010	10.2
*	10.26+	Form of 2010 Chairman Performance Unit Agreement for John R. Huff	1-10945	8-K	Feb. 2010	10.4
*	10.27+	2010 Performance Award: Goals and Measures, relating to the form of 2010 Performance Unit Agreement for Executive Officers and 2010 Chairman Performance Unit Agreement	1-10945	8-K	Feb. 2010	10.5
*	10.28+	Form of 2011 Employee Restricted Stock Unit Agreement for Executive Officers	1-10945	8-K	Feb. 2011	10.1
*	10.29+	Form of 2011 Chairman Restricted Stock Unit Agreement for John R. Huff	1-10945	8-K	Feb. 2011	10.3
*	10.30+	Form of 2011 Performance Unit Agreement for Executive Officers	1-10945	8-K	Feb. 2011	10.2
*	10.31+	Form of 2011 Chairman Performance Unit Agreement for John R. Huff	1-10945	8-K	Feb. 2011	10.4
*	10.32+	2011 Performance Award: Goals and Measures, relating to the form of 2011 Performance Unit Agreement for Executive Officers and 2011 Chairman Performance Unit Agreement	1-10945	8-K	Feb. 2011	10.5
*	10.33+	Form of 2011 Nonemployee Director Restricted Stock Unit Agreement for Jerold J. DesRoche, David S. Hooker, D. Michael Hughes and Harris J. Pappas	1-10945	8-K	Feb. 2011	10.6
*	10.34+	Form of Supplemental 2011 Restricted Stock Unit Agreement	1-10945	8-K	May 2011	10.1

*	10.35+	Form of Supplemental 2011 Performance Unit Agreement	1-10945	8-K	May 2011	10.2
*	10.36+	2011 Performance Award: Goals and Measures, relating to the form of Supplemental 2011 Performance Unit Agreement	1-10945	8-K	May 2011	10.3
*	10.37+	Form of Indemnification Agreement	1-10945	8-K	May 2011	10.4
	21.01	Subsidiaries of Oceaneering
	23.01	Consent of Independent Registered Public Accounting Firm
	31.01	Rule 13a – 14(a)/15d – 14(a) certification of principal executive officer
	31.02	Rule 13a – 14(a)/15d – 14(a) certification of principal financial officer
	32.01	Section 1350 certification of principal executive officer
	32.02	Section 1350 certification of principal financial officer
	101.INS	XBRL Instance Document
	101.SCH	XBRL Taxonomy Extension Schema Document
	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
	101.LAB	XBRL Taxonomy Extension Label Linkbase Document
	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

	*	Exhibit previously filed with the Securities and Exchange Commission, as indicated, and incorporated herein by reference.
	+	Management contract or compensatory plan or arrangement.