Form 10-Q
period 2012-03-31
OCEANEERING INTERNATIONAL INC
filed 2012-05-03
CIK 73756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number: 1-10945
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
Not Applicable
(Former name, former address and former fiscal year, if changed from last report)

____________________________________________

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes    ☑ No
Number of shares of Common Stock outstanding as of April 27, 2012: 108,303,049

Oceaneering International, Inc.
Form 10-Q

PART I

Item 1.	Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(in thousands, except share data)	2012	2011
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$127,492	$106,142
Accounts receivable, net of allowances for doubtful accounts of $577 and $594	519,099	549,812
Inventory	257,052	255,095
Other current assets	69,424	73,073
Total Current Assets	973,067	984,122
Property and Equipment, at cost	1,870,038	1,772,017
Less accumulated depreciation	921,416	878,709
Net Property and Equipment	948,622	893,308
Other Assets:
Goodwill	339,876	333,471
Investments in unconsolidated affiliates	46,639	49,607
Other non-current assets	146,308	140,036
Total Other Assets	532,823	523,114
Total Assets	$2,454,512	$2,400,544
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$125,589	$111,381
Accrued liabilities	353,675	335,161
Income taxes payable	46,730	54,833
Total Current Liabilities	525,994	501,375
Long-term Debt	100,000	120,000
Other Long-term Liabilities	216,563	221,207
Commitments and Contingencies
Shareholders’ Equity:
Common Stock, par value $0.25 per share; 180,000,000 shares authorized; 110,834,088 shares issued	27,709	27,709
Additional paid-in capital	202,744	202,619
Treasury stock; 2,531,039 and 2,799,118 shares, at cost	(64,833)	(71,700)
Retained earnings	1,461,735	1,426,525
Accumulated other comprehensive income	(15,400)	(27,191)
Total Shareholders' Equity	1,611,955	1,557,962
Total Liabilities and Shareholders' Equity	$2,454,512	$2,400,544
The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended March 31,
(in thousands, except per share data)	2012	2011
Revenue	$594,893	$470,420
Cost of services and products	471,590	371,619
Gross Margin	123,303	98,801
Selling, general and administrative expense	47,316	37,734
Income from Operations	75,987	61,067
Interest income	344	167
Interest expense	(545)	(147)
Equity earnings of unconsolidated affiliates	804	470
Other income (expense), net	(1,473)	(141)
Income before Income Taxes	75,117	61,416
Provision for income taxes	23,662	19,346
Net Income	$51,455	$42,070
Cash Dividends declared per Share	$0.15	$—
Basic Earnings per Share	$0.48	$0.39
Diluted Earnings per Share	$0.47	$0.39
The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended March 31,
(in thousands)	2012	2011
Net Income	$51,455	$42,070

Other comprehensive income, net of tax:

Foreign currency translation adjustments	11,791	21,336

Pension-related adjustments	—	—

Total other comprehensive income	11,791	21,336

Total Comprehensive Income	$63,246	$63,406

The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
(in thousands)	2012	2011
Cash Flows from Operating Activities:
Net income	$51,455	$42,070
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40,588	35,437
Deferred income tax provision (benefit)	(5,494)	4,299
Gain on sales of property and equipment	(94)	(1,100)
Noncash compensation	4,089	2,810
Distributions from unconsolidated affiliates greater than earnings	2,968	1,050
Excluding the effects of acquisitions, increase (decrease) in cash from:
Accounts receivable	31,935	(18,253)
Inventory	(1,956)	(1,815)
Other operating assets	(72)	4,622
Currency translation effect on working capital	656	2,248
Current liabilities	19,802	(25,690)
Other long-term liabilities	2,562	3,207
Total adjustments to net income	94,984	6,815
Net Cash Provided by Operating Activities	146,439	48,885
Cash Flows from Investing Activities:
Purchases of property and equipment	(83,417)	(53,859)
Business acquisitions, net of cash acquired	(9,260)	(55,633)
Dispositions of property and equipment and equity investment	355	1,994
Net Cash Used in Investing Activities	(92,322)	(107,498)
Cash Flows from Financing Activities:
Net payments of revolving credit facility, including new loan costs	(21,045)	—
Excess tax benefits from stock-based compensation	4,523	255
Cash dividends	(16,245)	—
Net Cash Provided by (Used in) Financing Activities	(32,767)	255
Net Increase (Decrease) in Cash and Cash Equivalents	21,350	(58,358)
Cash and Cash Equivalents—Beginning of Period	106,142	245,219
Cash and Cash Equivalents—End of Period	$127,492	$186,861
The accompanying Notes are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    SUMMARY OF MAJOR ACCOUNTING POLICIES
Basis of Presentation. We have prepared these unaudited consolidated financial statements pursuant to instructions for quarterly reports on Form 10-Q, which we are required to file with the Securities and Exchange Commission. These financial statements do not include all information and footnotes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States
("U.S. GAAP"). These financial statements reflect all adjustments that we believe are necessary to present fairly our financial position at March 31, 2012 and our results of operations and cash flows for the periods presented. Except as otherwise disclosed herein, all such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in our annual report on Form 10-K for the year ended December 31, 2011. The results for interim periods are not necessarily indicative of annual results.
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
Property and Equipment. We provide for depreciation of property and equipment on the straight-line method over their estimated useful lives. We charge the costs of repair and maintenance of property and equipment to operations as incurred, while we capitalize the costs of improvements that extend asset lives or functionality. Upon the disposition of property and equipment, the related cost and accumulated depreciation accounts are relieved and any resulting gain or loss is included as an adjustment to cost of services and products.
We capitalize interest on assets where the construction period is anticipated to be more than three months. We capitalized no interest in the three-month periods ended March 31, 2012 and 2011. We do not allocate general administrative costs to capital projects.
Business Acquisitions. We account for business combinations using the acquisition method of accounting, with the acquisition price being allocated to the assets acquired and liabilities assumed based on their fair market values at the date of acquisition.
On March 31, 2011, we purchased Norse Cutting and Abandonment AS ("NCA"), a Norwegian oilfield technology company that specializes in providing subsea tooling services used in the plugging, abandonment and decommissioning of offshore oil and gas production platforms and subsea wellheads. In addition, NCA performs specialized maintenance and repair services on production platforms in the North Sea. NCA's business is split approximately evenly between the North Sea and the U.S. Gulf of Mexico, and is included in our Subsea Products segment. The acquisition included a small, non-strategic business operation we intended to sell when we purchased NCA. During 2011, we sold that operation, making the net acquisition price of the retained NCA operations $50 million. We have accounted for this net acquisition by allocating the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The results of operations of NCA are included in our consolidated statements of income from the date of acquisition.

On December 20, 2011, we purchased AGR Field Operations Holdings AS and subsidiaries (collectively,
"AGR FO"), which we believe is Norway's largest asset integrity management service provider on offshore production platforms, onshore facilities, and pipelines, for $220 million. AGR FO employs subsea technology to perform internal and external inspections of subsea hardware. AGR FO also has a substantial operating presence in Australia where it operates and maintains offshore and onshore oil and gas production facilities for customers and provides subsea engineering services and operates an offshore logistics supply base.

We have accounted for this acquisition by allocating the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. Our goodwill, all nondeductible for income tax purposes, associated with the acquisition was $165 million, and other intangible assets were $32 million. This purchase price allocation is preliminary and based on information currently available to us, and is subject to change when we obtain final asset and liability valuations. We acquired AGR FO late in December 2011 and its results of operations are included in our consolidated statements of income from the date of acquisition. Generally, AGR FO's Norwegian assets and operations are in our Asset Integrity segment and its Australian assets and operations are in our Subsea Projects segment.

On December 27, 2011, we purchased Mechanica AS, a design and fabrication company specializing in remotely operated subsea tools for the offshore oil and gas industry, for $17 million. We have accounted for this acquisition by allocating the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. Our goodwill, all nondeductible for income tax purposes, associated with the acquisition was $9 million, and other intangible assets were $5 million. This purchase price allocation is preliminary and based on information currently available to us, and is subject to change when we obtain final asset and liability valuations. The results of operations of Mechanica AS are included in our consolidated statements of income from the date of acquisition. These operations are in our Subsea Products segment.

In January 2012, we acquired Metacor Holdings Ltd and subsidiaries, which specialize in offshore coating maintenance analysis, for $9 million. We have accounted for this acquisition by allocating the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. This purchase price allocation is preliminary and based on information currently available to us, and is subject to change when we obtain final asset and liability valuations. The results of operations of Metacor Holdings Ltd and subsidiaries are included in our consolidated statements of income from the date of acquisition. These operations are in our Asset Integrity business segment.
Goodwill and Intangible Assets. In September 2011, the Financial Accounting Standards Board ("FASB") issued an update regarding goodwill impairment testing. Under the update, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Our reporting units are the operating units one level below our business segments, except for ROVs and Asset Integrity, which are tested as single reporting units. If, after assessing the totality of events or circumstances, an entity determines it is more likely than not that the fair value of a reporting unit is no less than its carrying amount, performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test. We adopted this update in 2011. The provisions of the update have not had a material effect on our financial position or results of operations. The only changes in our reporting units' goodwill during the periods presented are from business acquisitions, as discussed above, and currency exchange rate changes.
Intangible assets, primarily acquired in connection with business combinations, include trade names, intellectual property and customer relationships and are being amortized over their estimated useful lives.
New Accounting Standards. In June 2011, the FASB issued an update to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income in either a single continuous statement of comprehensive income or two separate but consecutive statements. Under either option, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. This update does not change the items that are required to be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income and is required to be applied retrospectively. We adopted this update in 2011. We are reporting the total of comprehensive income, the components of net income, and the components of other comprehensive income in two separate consecutive statements.

In May 2011, the FASB issued an update to converge U.S. GAAP and International Financial Reporting Standards (IFRS). This update defines certain requirements for measuring fair value and for disclosing information about fair value measurements. This update is applied prospectively and was effective for us January 1, 2012. We do not expect the provisions of this update to have a material effect on our financial position or results of operations, and have included the required disclosures in the Notes to Consolidated Financial Statements.

2.    INVESTMENTS IN UNCONSOLIDATED AFFILIATES
Our investments in unconsolidated affiliates consisted of the following:

	March 31,	December 31,
(in thousands)	2012	2011
Medusa Spar LLC	$46,507	$49,480
Other	132	127
	$46,639	$49,607
In 2003, we purchased a 50% equity interest in Medusa Spar LLC for $43.7 million. Medusa Spar LLC owns a 75% interest in a production spar platform in the U.S. Gulf of Mexico. Medusa Spar LLC's revenue is derived from processing oil and gas production for a fee based on the volumes processed through the platform (throughput). Medusa Spar LLC financed its acquisition of its 75% interest in the production spar platform using approximately 50% debt and 50% equity from its equity holders. The debt was repaid in 2008. We believe our maximum exposure to loss from our investment in Medusa Spar LLC is our $47 million investment. Medusa Spar LLC is a variable interest entity. We are not the primary beneficiary of Medusa Spar LLC, since we do not own a controlling interest, nor do we manage the operations of the asset it owns. As we are not the primary beneficiary, we are accounting for our investment in Medusa Spar LLC under the equity method of accounting. The following are condensed 100% statements of operations of Medusa Spar LLC. Our 50% share of the underlying equity of the net assets of Medusa Spar LLC is approximately equal to its carrying value.

	Three Months Ended March 31,
(in thousands)	2012	2011
Medusa Spar LLC
Condensed Statements of Operations
Revenue	$4,023	$3,354
Depreciation	(2,369)	(2,369)
General and Administrative	(19)	(18)
Net Income	$1,635	$967

3.    INVENTORY
Our inventory consisted of the following:

	March 31,	December 31,
(in thousands)	2012	2011
Inventory:
Inventory for remotely operated vehicles	$122,476	$135,297
Other inventory, primarily raw materials	134,576	119,798
Total	$257,052	$255,095
Inventory is valued at lower of cost or market. We determine cost using the weighted-average method.

4.    DEBT
Long-term Debt consisted of the following:

	March 31,	December 31,
(in thousands)	2012	2011
Revolving credit facility	$100,000	$120,000
Long-term Debt	$100,000	$120,000

On January 6, 2012, we entered into a credit agreement with a group of banks (the "2012 Credit Agreement"). The 2012 Credit Agreement provides for a five-year, $300 million revolving credit facility. Subject to certain conditions, the aggregate commitments under the facility may be increased by up to $200 million by obtaining additional commitments from existing and/or new lenders. Borrowings under the facility may be used for working capital and general corporate purposes. The facility expires on January 6, 2017. Revolving borrowings under the facility bear interest at an adjusted base rate or the Eurodollar Rate (as defined in the agreement), at our option, plus an applicable margin. Depending on our debt to capitalization ratio, the applicable margin varies (1) in the case of adjusted base rate advances, from 0.125% to 0.750% and (2) in the case of eurodollar advances, from 1.125% to 1.750%. The adjusted base rate is the greater of (1) the per annum rate established by administrative agent as its prime rate, (2) the federal funds rate plus 0.50% and (3) the one-month Eurodollar Rate plus 1%.

Due to the short maturity of the associated interest rate periods, the carrying value of our debt under the 2012 Credit Agreement approximates its fair value. Our debt is classified as Level 2 in the fair value hierarchy (inputs other than quoted prices in active markets for similar assets and liabilities that are observable or can be corroborated by observable market data for substantially the full term for the assets or liabilities).

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

Other financial instruments that potentially subject us to concentrations of credit risk are principally cash and cash equivalents and accounts receivable. The carrying values of cash and cash equivalents approximate their fair value due to the short maturity of those instruments. Accounts receivable are generated from a broad group of customers, primarily from within the energy industry, which is our major source of revenue. Due to their short-term nature, carrying values of our accounts receivable and accounts payable approximate fair market value.

One customer in Angola owed us $40 million at March 31, 2012 and December 31, 2011, respectively, all of which is overdue. We completed the work on the contracts related to this receivable in the first quarter of 2010. Based on our past history with this customer, we believe this receivable ultimately will be collected. During 2011, based on our estimate of when the receivable will be collected, we reduced the carrying value of the $40 million receivable by $3 million to reflect a present value estimate. We have classified $22 million as Other non-current assets on our balance sheets at March 31, 2012 and December 31, 2011, which represents the amount we believe will be collected more than one year from the balance sheet date.

6.    EARNINGS PER SHARE, SHARE-BASED COMPENSATION AND SHARE REPURCHASE PLAN
Earnings Per Share. The table that follows presents our computation of weighted average basic and diluted shares outstanding, which we use in our earnings per share calculations. For each period presented, our net income allocable to both common shareholders and diluted common shareholders is the same as our net income in our consolidated statements of income.

	Three Months Ended March 31,
(in thousands)	2012	2011
Basic shares outstanding	108,155	108,356
Effect of restricted stock units	606	646
Diluted shares outstanding	108,761	109,002

We have been paying a quarterly cash dividend of $0.15 per share to our common shareholders since the second quarter of 2011. In April 2012, our Board of Directors increased our dividend to $0.18 per share, commencing with the dividend to be paid in June 2012.
Share-Based Compensation. We have no outstanding stock options and no future share-based compensation to be recognized pursuant to stock option grants.
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
For each of the restricted stock units granted in 2010 through 2012, at the earlier of three years after grant or at termination of employment or service, the grantee will be issued a share of our common stock for each common stock unit vested. As of March 31, 2012 and December 31, 2011, totals of 1,034,285 and 1,090,850 shares of restricted stock or restricted stock units were outstanding. Each grantee of shares of restricted stock is deemed to be the record owner of those shares during the restriction period, with the right to vote and receive any dividends on those shares. The restricted stock units outstanding have no voting or dividend rights.
We estimate that stock-based compensation cost not yet recognized related to shares of restricted stock or restricted stock units, based on their grant-date fair values, was $24.9 million at March 31, 2012. This expense is being recognized on a staged-vesting basis over three years for awards attributable to individuals meeting certain age and years-of-service requirements, and on a straight-line basis over the applicable vesting period of one or three years for the other awards.
Repurchase Plan. In February 2010, our Board of Directors approved a plan to repurchase up to 12 million shares of our common stock. Through March 31, 2012, under this plan, we had repurchased 2.7 million shares of our common stock for $67 million. We made no such repurchases in the three-month period ended March 31, 2012.

7.    INCOME TAXES

During interim periods, we provide for income taxes based on our current estimated annual effective tax rate using assumptions as to (1) earnings and other factors that would affect the tax provision for the remainder of the year and (2) the operations of foreign branches and subsidiaries that are subject to local income and withholding taxes. We conduct business through several foreign subsidiaries and, although we expect our consolidated operations to be profitable, there is no assurance that profits will be earned in entities or jurisdictions that have net operating loss carryforwards available. The primary difference between our effective tax rate of 31.5% for the three months ended March 31, 2012 and 2011, and the federal statutory rate of 35% reflects our intention to indefinitely reinvest in certain of our international operations. Therefore, we are no longer providing for U.S. taxes on a portion of our foreign earnings.
We recognize the benefit for a tax position if the benefit is more likely than not to be sustainable upon audit by the applicable taxing authority. If this threshold is met, the tax benefit is then measured and recognized at the largest amount that is greater than 50% likely of being realized upon ultimate settlement.
We account for any applicable interest and penalties on uncertain tax positions as a component of our provision for income taxes on our financial statements. Including associated foreign tax credits and penalties and interest, we have accrued a net total of $5.3 million in the caption "other long-term liabilities" on our balance sheet for unrecognized tax benefits at March 31, 2012. All additions or reductions to those liabilities affect our effective income tax rate in the periods of change.
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
Our tax returns are subject to audit by taxing authorities in multiple jurisdictions. These audits often take years to complete and settle. The following lists the earliest tax years open to examination by tax authorities where we have significant operations:

Jurisdiction	Periods
United States	2007
United Kingdom	2009
Norway	2001
Angola	2007
Nigeria	2006
Brazil	2006
Australia	2008
Canada	2008

8.    BUSINESS SEGMENT INFORMATION

We are a global oilfield provider of engineered services and products, primarily to the offshore oil and gas industry, with a focus on deepwater applications. Through the use of our applied technology expertise, we also serve the defense and aerospace industries. Our Oil and Gas business consists of Remotely Operated Vehicles ("ROVs"), Subsea Products, Subsea Projects and Asset Integrity. Our ROV segment provides submersible vehicles operated from the surface to support offshore oil and gas exploration, development and production activities. Our Subsea Products segment supplies a variety of built-to-order specialty subsea hardware. Our Subsea Projects segment provides multiservice vessels, oilfield diving and support vessel operations, which are used primarily in inspection, repair and maintenance and installation activities, and a mobile offshore production system, through a 50% interest in an entity which holds a 75% interest in the system. With the acquisition of AGR FO in December 2011, we also operate and maintain offshore and onshore oil and gas production facilities, provide subsea engineering services, and operate an offshore logistics supply base in Australia. Our Asset Integrity segment provides asset integrity management and assessment services and nondestructive testing and inspection. Our Advanced Technologies business provides project management, engineering services and equipment for applications in non-oilfield markets. Unallocated Expenses are those not associated with a specific business segment. These consist of expenses related to our incentive and deferred compensation plans, including restricted stock and bonuses, as well as other general expenses, including corporate administrative expenses.
There are no differences in the basis of segmentation or in the basis of measurement of segment profit or loss from those used in our consolidated financial statements for the year ended December 31, 2011.

The table that follows presents Revenue and Income from Operations by business segment.

	For the Three Months Ended
(in thousands)	Mar 31, 2012	Mar 31, 2011	Dec 31, 2011
Revenue
Oil and Gas
Remotely Operated Vehicles	$193,971	$164,328	$200,681
Subsea Products	172,081	157,318	196,987
Subsea Projects	72,676	37,569	45,263
Asset Integrity	93,456	58,350	66,826
Total Oil and Gas	532,184	417,565	509,757
Advanced Technologies	62,709	52,855	64,440
Total	$594,893	$470,420	$574,197
Income from Operations
Oil and Gas
Remotely Operated Vehicles	$56,933	$47,406	$59,100
Subsea Products	29,510	27,683	36,743
Subsea Projects	7,567	3,036	6,769
Asset Integrity	6,538	5,880	6,473
Total Oil and Gas	100,548	84,005	109,085
Advanced Technologies	3,509	2,517	5,215
Unallocated Expenses	(28,070)	(25,455)	(31,832)
Total	$75,987	$61,067	$82,468
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

Certain forward-looking statements we make in this quarterly report on Form 10-Q, including, without limitation, statements regarding our expectations about:

•	second quarter of 2012 and full year of 2012 operating results and earnings per share, and the contributions from our segments to those results;

•	the level of services and products we anticipate;

•	our plans for future operations (including planned additions to our remotely operated vehicle ("ROV") fleet and other capital expenditures);

•	our cash flows and the adequacy of our liquidity and capital resources;

•	our anticipated tax rates;

•	seasonality; and

•	industry conditions

are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to various risks, uncertainties and assumptions, including those we have referred to under the headings "Risk Factors" and "Cautionary Statement Concerning Forward-Looking Statements" in Part I of our annual report on Form 10-K for the year ended December 31, 2011. Although we believe that the expectations reflected in such forward-looking statements are reasonable, because of the inherent limitations in the forecasting process, as well as the relatively volatile nature of the industries in which we operate, we can give no assurance that those expectations will prove to have been correct. Accordingly, evaluation of our future prospects must be made with caution when relying on forward-looking information.

The following discussion should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our annual report on Form 10-K for the year ended
December 31, 2011.

Executive Overview

We expect 2012 diluted earnings per share to be in the range of $2.45 to $2.65, as compared to our 2011 diluted earnings per share of $2.16. We believe our operating income will be higher in 2012 than it was in 2011 for each of our operating segments. We anticipate continued international demand growth and a moderate rebound in overall activity in the U.S. Gulf of Mexico. Compared to 2011, for 2012 we forecast an increase in ROV operating income as a result of larger fleet size and increased demand offshore West Africa and the U.S. Gulf of Mexico. We forecast second quarter 2012 diluted earnings per share of $0.64 to $0.68, with increases in operating income from all of our oilfield business segments over the first quarter of 2012.

We generate approximately 90% of our revenue and substantially all of our operating income before Unallocated Expenses from our services and products provided to the oil and gas industry, particularly in the deepwater sector of the offshore market. Consequently, the level of our customers' capital spending on deepwater exploration and development has a significant impact on the demand for many of our services and products.

Critical Accounting Policies and Estimates

For information about our Critical Accounting Policies and Estimates, please refer to the discussion in our annual report on Form 10-K for the year ended December 31, 2011 under the heading "Critical Accounting Policies and Estimates" in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operation.

New Accounting Standards

For a discussion of new accounting standards applicable to us, see the discussion in Note 1 to the Consolidated Financial Statements contained in Item 1 of this quarterly report on Form 10-Q.

Liquidity and Capital Resources

We consider our liquidity and capital resources adequate to support our existing operations and capital commitments. At March 31, 2012, we had working capital of $447 million, including $127 million of cash and cash equivalents. Additionally, we had $200 million of borrowing capacity available under our revolving credit facility.

Our capital expenditures were $93 million during the first three months of 2012, as compared to $109 million during the corresponding period of last year. Of the $93 million, $62 million was invested in our ROV segment. We added five new ROVs to our fleet during the three months ended March 31, 2012 and retired two, resulting in a total of 270 ROVs in our fleet. We plan to add approximately 15 to 20 more new ROVs during the rest of 2012, and most of these are in the process of being built or installed. We expect to retire two to four more ROVs during the last nine months of 2012. Our capital expenditures in the three months ended March 31, 2012 included $9 million for the acquisition of Metacor Holdings Ltd., a U.K. company that specializes in offshore coating maintenance analysis. Metacor Holdings Ltd. is part of our Asset Integrity segment. Our capital expenditures in the three months ended March 31, 2011 included $50 million for the acquisition of Norse Cutting & Abandonment AS ("NCA"), a Norwegian oilfield technology company, and $30 million in our ROV segment. NCA is part of our Subsea Products segment. We estimate our capital expenditures for 2012, excluding acquisitions, will be in the range of $200 million to $225 million, with approximately $125 million for upgrading and adding vehicles to our ROV fleet and $75 million for enhancing our Subsea Products capabilities.

We have chartered a deepwater vessel, the Ocean Intervention III, for a term that extends to February 2014, with annual extension options for up to three additional years. The minimum lease payments under this lease to February 2014 are $30 million. The Ocean Intervention III is working under our contract with BP plc for field support services offshore Angola. We have chartered the Bourbon Oceanteam 101 to work on the same contract. The minimum lease payments under this lease to February 2015 are $94 million. The customer for this contract has the option for us to provide a third vessel and has options to extend the contract for two additional one-year periods. Each of these vessels has been outfitted with two of our high specification work-class ROVs.

We have also chartered an additional deepwater vessel, the Olympic Intervention IV, for an initial five-year term ending in July 2013, with one two-year and three one-year extension options. We have outfitted this vessel with two of our high specification work-class ROVs, and we use this vessel to perform subsea hardware installation and inspection, repair and maintenance projects in the U.S. Gulf of Mexico.

We had no material contractual commitments for capital expenditures at March 31, 2012. We believe our cash provided from operating activities will exceed our capital expenditures in 2012.

At March 31, 2012 we had $100 million of long-term debt outstanding and $200 million available on our revolving credit facility, which is scheduled to expire in January 2017. The revolving credit facility has short-term interest rates that float with market rates, plus applicable spreads.

Our principal source of cash from operating activities is our net income, adjusted for the non-cash effects of depreciation and amortization, deferred income taxes and noncash compensation under our restricted stock plans. Our $146 million and $49 million of cash provided from operating activities in the three-month periods ended
March 2012 and 2011, respectively, were affected by cash increases/(decreases) of $32 million and $(18) million, respectively, from changes in accounts receivable and $20 million and $(26) million, respectively, from changes in current liabilities.

In the three-month period ended March 31, 2012, we used $92 million of cash in investing activities. The cash used in investing activities related to the capital expenditures described above. We also used $33 million in financing activities, which included debt repayment of $21 million and the payment of cash dividends of $16 million.

We have not guaranteed any debt not reflected on our consolidated balance sheet, and we do not have any off-balance sheet arrangements, as defined by SEC rules.

In February 2010, our Board of Directors approved a plan to repurchase up to 12 million shares of our common stock. The timing and amount of repurchases will be determined by our management. We expect that any shares repurchased under the new plan will be held as treasury stock for future use. The new plan does not obligate us to repurchase any particular number of shares. Under the plan we had repurchased a total of 2.7 million shares for $67 million through December 2011, and we have made no additional repurchases during the first quarter of 2012.

We have been paying a quarterly cash dividend of $0.15 per share to our common shareholders since the second quarter of 2011. In April 2012, our Board of Directors increased our dividend to $0.18 per share, commencing with the dividend to be paid in June 2012.

Results of Operations

We operate in five business segments. The segments are contained within two businesses — services and products provided to the oil and gas industry ("Oil and Gas") and all other services and products ("Advanced Technologies"). Our Unallocated Expenses are those not associated with a specific business segment.

Consolidated revenue and margin information is as follows:

	For the Three Months Ended
(dollars in thousands)	Mar 31, 2012	Mar 31, 2011	Dec 31, 2011
Revenue	$594,893	$470,420	$574,197
Gross Margin	123,303	98,801	130,746
Gross Margin %	21%	21%	23%
Operating Income	75,987	61,067	82,468
Operating Income %	13%	13%	14%

We generate a material amount of our consolidated revenue from contracts for services in the U.S. Gulf of Mexico in our Subsea Projects segment, which is usually more active from April through October, as compared to the rest of the year. The European operations of our Asset Integrity segment are also seasonally more active in the second and third quarters. Revenue in our ROV segment is subject to seasonal variations in demand, with our first quarter generally being the low quarter of the year. The level of our ROV seasonality depends on the number of ROVs we have engaged in vessel-based subsea infrastructure inspection, maintenance, repair and installation, which is more seasonal than drilling support. Revenue in each of our Subsea Products and Advanced Technologies segments has generally not been seasonal.

Oil and Gas

The following table sets forth the revenues and margins for our Oil and Gas business segments for the periods indicated.

	For the Three Months Ended
(dollars in thousands)	Mar 31, 2012	Mar 31, 2011	Dec 31, 2011
Remotely Operated Vehicles
Revenue	$193,971	$164,328	$200,681
Gross Margin	66,392	55,408	69,298
Gross Margin %	34%	34%	35%
Operating Income	56,933	47,406	59,100
Operating Income %	29%	29%	29%
Days available	24,246	23,274	24,277
Utilization %	79%	71%	79%

Subsea Products
Revenue	172,081	157,318	196,987
Gross Margin	46,781	41,787	53,285
Gross Margin %	27%	27%	27%
Operating Income	29,510	27,683	36,743
Operating Income %	17%	18%	19%
Backlog at end of period	402,000	382,000	382,000

Subsea Projects
Revenue	72,676	37,569	45,263
Gross Margin	11,911	5,331	9,108
Gross Margin %	16%	14%	20%
Operating Income	7,567	3,036	6,769
Operating Income %	10%	8%	15%

Asset Integrity
Revenue	93,456	58,350	66,826
Gross Margin	12,230	9,397	10,888
Gross Margin %	13%	16%	16%
Operating Income	6,538	5,880	6,473
Operating Income %	7%	10%	10%

Total Oil and Gas
Revenue	$532,184	$417,565	$509,757
Gross Margin	137,314	111,923	142,579
Gross Margin %	26%	27%	28%
Operating Income	100,548	84,005	109,085
Operating Income %	19%	20%	21%

In general, our Oil and Gas business focuses on supplying services and products to the deepwater sector of the offshore market. We are the world's largest provider of ROV services, and profit from this business segment typically constitutes more than half of our total operating income.

Our ROV segment revenue reflects the utilization percentages, fleet sizes and average pricing of the respective periods. Our operating income increased in the quarter ended March 31, 2012 compared to the corresponding quarter of the prior year from higher demand in most of our operating areas, particularly in the U.S. Gulf of Mexico and offshore West Africa. Our ROV operating income decreased from the immediately preceding quarter due to geographic mix changes and normal seasonality. We expect our full-year 2012 ROV operating income to exceed that of 2011, due to increases in fleet size and days on hire, with increases in West Africa and U.S. Gulf of Mexico demand. We expect to add 20 to 25 new ROVs in 2012, including the five we added in the first quarter, and to retire four to six ROVs, including the two we retired in the first quarter.

Our Subsea Products revenue and margins for the three months ended March 31, 2012 were higher than those in the corresponding period of the prior year, particularly from our tooling operations. The tooling improvement was attributable to our international expansion of this business line. Compared to the immediately preceding quarter, our operating income for the quarter ended March 31, 2012 declined on lower installation and workover control systems (IWOCS) services and lower subsea hardware sales. Our Subsea Products backlog was $402 million at March 31, 2011 compared to $382 million at December 31, 2011. We believe Subsea Products operating income will be higher in 2012 compared to 2011, as we expect higher tooling demand and umbilical plant throughput.

Our Subsea Projects operating income increased in the first quarter of 2012 compared to both the corresponding period of the prior year and the immediately preceding quarter. Our field service contract with BP plc offshore Angola, contributed to the revenue and operating income increases. Revenue also increased from a full quarter of the Subsea Projects operations, primarily in Australia, associated with AGR Field Operations Holdings AS and subsidiaries ("AGR FO"), which we acquired in December 2011. These operations also contributed a small amount of operating income in 2012. The addition of our dynamically-positioned saturation diving vessel, the Ocean Patriot, also contributed to the operating income increases. The first quarter of 2011 included income from the operations of our mobile offshore production unit, the Ocean Legend, which we sold in the third quarter of 2011. We expect our Subsea Projects operating income in 2012 to be higher than that of 2011 from our international expansion offshore Angola and a gradual demand recovery in the U.S. Gulf of Mexico.

Asset Integrity operating income in the three-month period ended March 31, 2012 was consistent with that of the immediately preceding quarter. Our Asset Integrity revenue and operating income were higher in the three-month period ended March 31, 2012 compared to the corresponding period of the prior year due to increased international service sales. Revenue also increased over both the corresponding period of the prior year and the immediately preceding quarter as a result of a full quarter of operations associated with the AGR FO acquisition in
December 2011. However, due to seasonality, integration costs and certain operational inefficiencies, there was only a small increase in operating income associated with the acquired operations. Additionally, poor execution on a project in the U.S. also adversely impacted operating income in the first quarter of 2012. We expect our Asset Integrity operating income in 2012 to be higher than that of 2011 from our international operations, including those associated with the AGR FO acquisition.

Advanced Technologies

Revenue and margin information was as follows:

	For the Three Months Ended
(dollars in thousands)	Mar 31, 2012	Mar 31, 2011	Dec 31, 2011
Revenue	$62,709	$52,855	$64,440
Gross Margin	7,723	6,313	9,688
Gross Margin %	12%	12%	15%
Operating Income	3,509	2,517	5,215
Operating Income %	6%	5%	8%

Advanced Technologies operating income in the three-month period ended March 31, 2012 increased over that of the corresponding quarter of the prior year from higher engineering and vessel-based services for the U.S. Navy. Operating income decreased from the immediately preceding quarter, primarily in our entertainment and manufacturing divisions. We expect our Advanced Technologies operating income in 2012 to be higher than that of 2011 due to a higher level of entertainment industry contracts and improved execution on U.S. Navy vessel service work.

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

The following table sets forth our Unallocated Expenses for the periods indicated.

	For the Three Months Ended
(dollars in thousands)	Mar 31, 2012	Mar 31, 2011	Dec 31, 2011
Gross margin expenses	$(21,734)	$(19,435)	$(21,521)
% of revenue	4%	4%	4%
Operating expenses	(28,070)	(25,455)	(31,832)
% of revenue	5%	5%	6%

The decrease in operating expenses in the three-month period ended March 31, 2012 compared to the immediately preceding quarter was due to administrative expenses we incurred in the quarter ended December 31, 2011 related to business acquisitions and to our establishment of an international holding company structure for certain of our foreign subsidiaries and related tax planning. The increased operating expenses in the three-month period ended March 31, 2012 compared to the corresponding period of the prior year was due to higher incentive compensation expenses.

Other

The following table sets forth our significant financial statement items below the income from operations line.

	For the Three Months Ended
(in thousands)	Mar 31, 2012	Mar 31, 2011	Dec 31, 2011
Interest income	$344	$167	$428
Interest expense, net of amounts capitalized	(545)	(147)	(350)
Equity earnings of unconsolidated affiliates	804	470	859
Other income (expense), net	(1,473)	(141)	1,792
Provision for income taxes	23,662	19,346	26,880

Interest expense increased in the first quarter of 2012 compared to the first quarter of 2011, as we had no debt during the 2011 period. Interest expense includes fees for lender commitments under our revolving credit agreement and fees for standby letters of credit and bank guarantees that banks issue on our behalf for performance bonds, bid bonds and self-insurance requirements.

Our equity earnings of unconsolidated affiliates consists of earnings from our 50% equity interest in
Medusa Spar LLC, which owns a 75% interest in the Medusa Spar production platform in the U.S. Gulf of Mexico. Medusa Spar LLC earns revenue on a tariff basis on oil and gas production throughput processed by the platform from the Medusa field and other surrounding areas. We expect our equity earnings of unconsolidated affiliates to decrease in 2012 from that of 2011 from planned maintenance downtime for the Medusa Spar and production declines from the existing connected wells.

Other income (expense), net consisted principally of foreign currency transaction gains and losses for all periods presented.

The provisions for income taxes were related to U.S. income taxes that we provided at estimated annual effective rates using assumptions as to earnings and other factors that would affect the tax provision for the remainder of the year, and to the operations of foreign branches and subsidiaries that were subject to local income and withholding taxes. We anticipate our effective tax rate for 2012 will be 31.5%. The primary difference between our current 2012 estimated effective tax rate of 31.5% and the federal statutory tax rate of 35% reflects our intention to indefinitely reinvest in international operations; therefore, we are no longer providing for U.S. taxes on certain of our foreign earnings.

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
Because we operate in various oil and gas exploration and production regions in the world, we conduct a portion of our business in currencies other than the U.S. dollar. The functional currency for several of our international operations is the applicable local currency. A stronger U.S. dollar against the U.K. pound sterling and the Norwegian kroner would result in lower operating income. We manage our exposure to changes in foreign exchange rates principally through arranging compensation in U.S. dollars or freely convertible currency and, to the extent possible, by limiting compensation received in other currencies to amounts necessary to meet obligations denominated in those currencies. We use the exchange rates in effect as of the balance sheet date to translate assets and liabilities as to which the functional currency is the local currency, resulting in translation adjustments that we reflect as accumulated other comprehensive income or loss in the shareholders' equity section of our Consolidated Balance Sheets. We recorded adjustments of $11.8 million and $21.3 million to our equity accounts for the three months ended March 31, 2012 and 2011, respectively. Negative adjustments reflect the net impact of the strengthening of the U.S. dollar against various foreign currencies for locations where the functional currency is not the U.S. dollar. Conversely, positive adjustments reflect the effect of a weakening dollar.
We recorded foreign currency transaction losses of $1.4 million and $0.1 million that are included in Other income (expense), net in our Consolidated Income Statements in the three months ended March 31, 2012 and 2011, respectively.

Item 4.	Controls and Procedures.

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2012 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There has been no change in our internal control over financial reporting that occurred during the three months ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II

Item 1.	Legal Proceedings.

Various actions and claims are pending against us, most of which are covered by insurance. Although we cannot predict the ultimate outcome of these matters, we believe the ultimate liability, if any, that may result from these actions and claims will not materially affect our results of operations, cash flow or financial position.

Item 6.        Exhibits.

			Registration or File Number	Form of Report	Report Date	Exhibit Number
*	3.01	Restated Certificate of Incorporation	1-10945	10-K	Dec. 2000	3.01
*	3.02	Certificate of Amendment to Restated Certificate of Incorporation	1-10945	8-K	May 2008	3.1
*	3.03	Amended and Restated Bylaws	1-10945	8-K	Dec. 2007	3.1
*	4.01	Credit Agreement, dated as of January 6, 2012, by and among Oceaneering International, Inc., Wells Fargo Bank, National Association, as administrative agent, issuing lender and swing line lender, and certain lenders party thereto.	1-10945	8-K	Jan. 2012	4.1
	10.01+	Oceaneering International, Inc. 2012 Annual Cash Bonus Award Program
*	10.02+	Form of 2012 Restricted Stock Unit Agreement	1-10945	8-K	Feb. 2012	10.1
*	10.03+	Form of 2012 Chairman Restricted Stock Unit Agreement	1-10945	8-K	Feb. 2012	10.3
*	10.04+	Form of 2012 Performance Unit Agreement	1-10945	8-K	Feb. 2012	10.2
*	10.05+	Form of 2012 Chairman Performance Unit Agreement	1-10945	8-K	Feb. 2012	10.4
*	10.06+	2012 Performance Award: Goals and Measures, relating to the form of 2012 Performance Unit Agreement and 2012 Chairman Performance Unit Agreement	1-10945	8-K	Feb. 2012	10.5
*	10.07+	Form of 2012 Nonemployee Director Restricted Stock Agreement	1-10945	8-K	Feb. 2012	10.6
	31.01	Rule 13a – 14(a)/15d – 14(a) certification of principal executive officer
	31.02	Rule 13a – 14(a)/15d – 14(a) certification of principal financial officer
	32.01	Section 1350 certification of principal executive officer
	32.02	Section 1350 certification of principal financial officer
	101.INS	XBRL Instance Document
	101.SCH	XBRL Taxonomy Extension Schema Document
	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
	101.LAB	XBRL Taxonomy Extension Label Linkbase Document
	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

	*	Exhibit previously filed with the Securities and Exchange Commission, as indicated, and incorporated herein by reference.
	+	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OCEANEERING INTERNATIONAL, INC.

Date:	May 3, 2012	By:	/S/ M. KEVIN MCEVOY
M. Kevin McEvoy
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/S/ M. KEVIN MCEVOY	Chief Executive Officer and Director	May 3, 2012
M. Kevin McEvoy	(Principal Executive Officer)

/S/ MARVIN J. MIGURA	Executive Vice President	May 3, 2012
Marvin J. Migura	(Principal Financial Officer)

/S/ W. CARDON GERNER	Senior Vice President and Chief Financial Officer	May 3, 2012
W. Cardon Gerner	(Principal Accounting Officer)

Index to Exhibits

			Registration or File Number	Form of Report	Report Date	Exhibit Number
*	3.01	Restated Certificate of Incorporation	1-10945	10-K	Dec. 2000	3.01
*	3.02	Certificate of Amendment to Restated Certificate of Incorporation	1-10945	8-K	May 2008	3.1
*	3.03	Amended and Restated Bylaws	1-10945	8-K	Dec. 2007	3.1
*	4.01	Credit Agreement, dated as of January 6, 2012, by and among Oceaneering International, Inc., Wells Fargo Bank, National Association, as administrative agent, issuing lender and swing line lender, and certain lenders party thereto.	1-10945	8-K	Jan. 2012	4.1
	10.01+	Oceaneering International, Inc. 2012 Annual Cash Bonus Award Program
*	10.02+	Form of 2012 Restricted Stock Unit Agreement	1-10945	8-K	Feb. 2012	10.1
*	10.03+	Form of 2012 Chairman Restricted Stock Unit Agreement	1-10945	8-K	Feb. 2012	10.3
*	10.04+	Form of 2012 Performance Unit Agreement	1-10945	8-K	Feb. 2012	10.2
*	10.05+	Form of 2012 Chairman Performance Unit Agreement	1-10945	8-K	Feb. 2012	10.4
*	10.06+	2012 Performance Award: Goals and Measures, relating to the form of 2012 Performance Unit Agreement and 2012 Chairman Performance Unit Agreement	1-10945	8-K	Feb. 2012	10.5
*	10.07+	Form of 2012 Nonemployee Director Restricted Stock Agreement	1-10945	8-K	Feb. 2012	10.6
	31.01	Rule 13a – 14(a)/15d – 14(a) certification of principal executive officer
	31.02	Rule 13a – 14(a)/15d – 14(a) certification of principal financial officer
	32.01	Section 1350 certification of principal executive officer
	32.02	Section 1350 certification of principal financial officer
	101.INS	XBRL Instance Document
	101.SCH	XBRL Taxonomy Extension Schema Document
	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
	101.LAB	XBRL Taxonomy Extension Label Linkbase Document
	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

	*	Exhibit previously filed with the Securities and Exchange Commission, as indicated, and incorporated herein by reference.
	+	Management contract or compensatory plan or arrangement.