Form 10-Q
period 2012-06-30
OCEANEERING INTERNATIONAL INC
filed 2012-08-01
CIK 73756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes    ☑ No
Number of shares of Common Stock outstanding as of July 27, 2012: 107,903,574

Oceaneering International, Inc.
Form 10-Q

PART I

Item 1.	Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(in thousands, except share data)	2012	2011
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$85,588	$106,142
Accounts receivable, net of allowances for doubtful accounts of $563 and $594	593,619	549,812
Inventory	290,141	255,095
Other current assets	70,886	73,073
Total Current Assets	1,040,234	984,122
Property and Equipment, at cost	1,916,310	1,772,017
Less accumulated depreciation	953,907	878,709
Net Property and Equipment	962,403	893,308
Other Assets:
Goodwill	331,987	333,471
Investments in unconsolidated affiliates	44,921	49,607
Other non-current assets	145,319	140,036
Total Other Assets	522,227	523,114
Total Assets	$2,524,864	$2,400,544
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$136,841	$111,381
Accrued liabilities	366,222	335,161
Income taxes payable	59,163	54,833
Total Current Liabilities	562,226	501,375
Long-term Debt	125,000	120,000
Other Long-term Liabilities	212,990	221,207
Commitments and Contingencies
Shareholders’ Equity:
Common Stock, par value $0.25 per share; 180,000,000 shares authorized; 110,834,088 shares issued	27,709	27,709
Additional paid-in capital	206,885	202,619
Treasury stock; 2,930,514 and 2,799,118 shares, at cost	(84,177)	(71,700)
Retained earnings	1,514,866	1,426,525
Accumulated other comprehensive income	(40,635)	(27,191)
Total Shareholders' Equity	1,624,648	1,557,962
Total Liabilities and Shareholders' Equity	$2,524,864	$2,400,544
The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2012	2011	2012	2011
Revenue	$672,545	$545,838	$1,267,438	$1,016,258
Cost of services and products	511,387	419,722	982,977	791,341
Gross Margin	161,158	126,116	284,461	224,917
Selling, general and administrative expense	51,111	44,442	98,427	82,176
Income from Operations	110,047	81,674	186,034	142,741
Interest income	194	89	538	256
Interest expense	(1,256)	(212)	(1,801)	(359)
Equity earnings of unconsolidated affiliates	119	1,430	923	1,900
Other expense, net	(3,186)	(217)	(4,659)	(358)
Income before Income Taxes	105,918	82,764	181,035	144,180
Provision for income taxes	33,364	26,071	57,026	45,417
Net Income	$72,554	$56,693	$124,009	$98,763
Cash Dividends declared per Share	$0.18	$0.15	$0.33	$0.15
Basic Earnings per Share	$0.67	$0.52	$1.15	$0.91
Diluted Earnings per Share	$0.67	$0.52	$1.14	$0.91
The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2012	2011	2012	2011
Net Income	$72,554	$56,693	$124,009	$98,763

Other comprehensive income, net of tax:

Foreign currency translation adjustments	(25,235)	7,311	(13,444)	28,647

Total other comprehensive income	(25,235)	7,311	(13,444)	28,647

Total Comprehensive Income	$47,319	$64,004	$110,565	$127,410

The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
(in thousands)	2012	2011
Cash Flows from Operating Activities:
Net income	$124,009	$98,763
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	82,234	73,145
Deferred income tax provision (benefit)	(5,237)	3,824
Gain on sales of property and equipment	(163)	(960)
Noncash compensation	8,225	5,707
Distributions from unconsolidated affiliates greater than earnings	4,686	1,053
Excluding the effects of acquisitions, increase (decrease) in cash from:
Accounts receivable	(42,584)	(64,468)
Inventory	(35,046)	(23,217)
Other operating assets	(3,000)	(585)
Currency translation effect on working capital	(3,071)	2,620
Current liabilities	56,053	(14,637)
Other operating liabilities	295	4,244
Total adjustments to net income	62,392	(13,274)
Net Cash Provided by Operating Activities	186,401	85,489
Cash Flows from Investing Activities:
Purchases of property and equipment	(151,591)	(108,204)
Business acquisitions, net of cash acquired	(9,260)	(59,558)
Dispositions of property and equipment and equity investment	444	3,997
Net Cash Used in Investing Activities	(160,407)	(163,765)
Cash Flows from Financing Activities:
Net proceeds of revolving credit facility, including new loan costs	3,955	—
Excess tax benefits from stock-based compensation	4,523	255
Cash dividends	(35,668)	(16,280)
Purchases of treasury stock	(19,358)	—
Net Cash Used in Financing Activities	(46,548)	(16,025)
Net Decrease in Cash and Cash Equivalents	(20,554)	(94,301)
Cash and Cash Equivalents—Beginning of Period	106,142	245,219
Cash and Cash Equivalents—End of Period	$85,588	$150,918
The accompanying Notes are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    SUMMARY OF MAJOR ACCOUNTING POLICIES

Basis of Presentation. We have prepared these unaudited consolidated financial statements pursuant to instructions for quarterly reports on Form 10-Q, which we are required to file with the Securities and Exchange Commission. These financial statements do not include all information and footnotes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States
("U.S. GAAP"). These financial statements reflect all adjustments that we believe are necessary to present fairly our financial position at June 30, 2012 and our results of operations and cash flows for the periods presented. Except as otherwise disclosed herein, all such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in our annual report on Form 10-K for the year ended December 31, 2011. The results for interim periods are not necessarily indicative of annual results.
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
We capitalize interest on assets where the construction period is anticipated to be more than three months. We capitalized no interest in the six-month periods ended June 30, 2012 and 2011. We do not allocate general administrative costs to capital projects.
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

We have accounted for this acquisition by allocating the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. Our goodwill, all nondeductible for income tax purposes, associated with the acquisition was $165 million, and other intangible assets were $32 million. This purchase price allocation is preliminary and based on information currently available to us, and is subject to change when we obtain final asset and liability valuations. The results of AGR FO's operations are included in our consolidated statements of income from the date of acquisition. Generally, AGR FO's Norwegian assets and operations are in our Asset Integrity segment and its Australian assets and operations are in our Subsea Projects segment.

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

In January 2012, we acquired Metacor Holdings Limited and subsidiaries, which specialize in offshore coating maintenance analysis, for $9 million. We have accounted for this acquisition by allocating the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. This purchase price allocation is preliminary and based on information currently available to us, and is subject to change when we obtain final asset and liability valuations. The results of operations of Metacor Holdings Limited and subsidiaries are included in our consolidated statements of income from the date of acquisition. These operations are in our Asset Integrity business segment.
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
New Accounting Standards. In June 2011, the FASB issued an update, which was amended in December 2011, to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income in either a single continuous statement of comprehensive income or two separate but consecutive statements. Under either option, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. These updates eliminate the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. These updates do not change the items that are required to be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income and is required to be applied retrospectively. We adopted these updates in 2011. We are reporting the total of comprehensive income, the components of net income, and the components of other comprehensive income in two separate consecutive statements.

In May 2011, the FASB issued an update to converge U.S. GAAP and International Financial Reporting Standards (IFRS). This update defines certain requirements for measuring fair value and for disclosing information about fair value measurements. This update is applied prospectively and was effective for us January 1, 2012. The provisions of this update have not had a material effect on our financial position or results of operations, and we have included the required disclosures in the Notes to Consolidated Financial Statements.

2.    INVESTMENTS IN UNCONSOLIDATED AFFILIATES
Our investments in unconsolidated affiliates consisted of the following:

(in thousands)	Jun 30, 2012	Dec 31, 2011
Medusa Spar LLC	$44,833	$49,480
Other	88	127
	$44,921	$49,607
In 2003, we purchased a 50% equity interest in Medusa Spar LLC for $43.7 million. Medusa Spar LLC owns a 75% interest in a production spar platform in the U.S. Gulf of Mexico. Medusa Spar LLC's revenue is derived from processing oil and gas production for a fee based on the volumes processed through the platform (throughput). Medusa Spar LLC financed its acquisition of its 75% interest in the production spar platform using approximately 50% debt and 50% equity from its equity holders. The debt was repaid in 2008. We believe our maximum exposure to loss from our investment in Medusa Spar LLC is our $45 million investment. Medusa Spar LLC is a variable interest entity. We are not the primary beneficiary of Medusa Spar LLC, since we do not own a controlling interest, nor do we manage the operations of the asset it owns. As we are not the primary beneficiary, we are accounting for our investment in Medusa Spar LLC under the equity method of accounting. Our 50% share of the underlying equity of the net assets of Medusa Spar LLC is approximately equal to its carrying value. The following are condensed 100% statements of operations of Medusa Spar LLC.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2012	2011	2012	2011
Medusa Spar LLC
Condensed Statements of Operations
Revenue	$2,655	$5,277	$6,678	$8,631
Depreciation	(2,370)	(2,370)	(4,739)	(4,739)
General and Administrative	(18)	(18)	(37)	(36)
Net Income	$267	$2,889	$1,902	$3,856

3.    INVENTORY
Our inventory consisted of the following:

(in thousands)	Jun 30, 2012	Dec 31, 2011
Inventory:
Inventory for remotely operated vehicles	$135,045	$135,297
Other inventory, primarily raw materials	155,096	119,798
Total	$290,141	$255,095
Inventory is valued at lower of cost or market. We determine cost using the weighted-average method.

4.    DEBT
Long-term Debt consisted of the following:

(in thousands)	Jun 30, 2012	Dec 31, 2011
Revolving credit facility	$125,000	$120,000
Long-term Debt	$125,000	$120,000

On January 6, 2012, we entered into a new credit agreement with a group of banks (the "2012 Credit Agreement"). The 2012 Credit Agreement provides for a five-year, $300 million revolving credit facility. Subject to certain conditions, the aggregate commitments under the facility may be increased by up to $200 million by obtaining additional commitments from existing and/or new lenders. Borrowings under the facility may be used for working capital and general corporate purposes. The facility expires on January 6, 2017. Revolving borrowings under the facility bear interest at an adjusted base rate or the Eurodollar Rate (as defined in the agreement), at our option, plus an applicable margin. Depending on our debt to capitalization ratio, the applicable margin varies (1) in the case of adjusted base rate advances, from 0.125% to 0.750% and (2) in the case of eurodollar advances, from 1.125% to 1.750%. The adjusted base rate is the greater of (1) the per annum rate established by administrative agent as its prime rate, (2) the federal funds rate plus 0.50% and (3) the one-month Eurodollar Rate plus 1%.

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

One customer in Angola owed us $30 million at June 30, 2012 and $40 million at December 31, 2011, respectively, all of which is overdue. We completed the work on the contracts related to this receivable in the first quarter of 2010. Based on our past history with this customer, we believe this receivable ultimately will be collected. During 2011, based on our estimate of when the receivable will be collected, we reduced the carrying value of the receivable by $3 million to reflect a present value estimate. We have classified $22 million as Other non-current assets on our balance sheets at June 30, 2012 and December 31, 2011.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2012	2011	2012	2011
Basic shares outstanding	108,097	108,533	108,126	108,445
Effect of restricted stock units	566	614	580	630
Diluted shares outstanding	108,663	109,147	108,706	109,075

We had been paying a quarterly cash dividend of $0.15 per share to our common shareholders since the second quarter of 2011. In April 2012, our Board of Directors increased our dividend to $0.18 per share, commencing with the dividend paid in June 2012.
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
For each of the restricted stock units granted in 2010 through 2012, at the earlier of three years after grant or at termination of employment or service, the grantee will be issued a share of our common stock for each common stock unit vested. As of June 30, 2012 and December 31, 2011, totals of 1,041,860 and 1,090,850 shares of restricted stock or restricted stock units were outstanding. Each grantee of shares of restricted stock is deemed to be the record owner of those shares during the restriction period, with the right to vote and receive any dividends on those shares. The restricted stock units outstanding have no voting or dividend rights.
We estimate that stock-based compensation cost not yet recognized related to shares of restricted stock or restricted stock units, based on their grant-date fair values, was $21.5 million at June 30, 2012. This expense is being recognized on a staged-vesting basis over three years for awards attributable to individuals meeting certain age and years-of-service requirements, and on a straight-line basis over the applicable vesting period of one or three years for the other awards.
Share Repurchase Plan. In February 2010, our Board of Directors approved a plan to repurchase up to 12 million shares of our common stock. Through June 30, 2012, under this plan, we had repurchased 3.1 million shares of our common stock for $86 million, including 400,000 shares for $19 million during the six-month period ended June 30, 2012.

7.    INCOME TAXES

During interim periods, we provide for income taxes based on our current estimated annual effective tax rate using assumptions as to (1) earnings and other factors that would affect the tax provision for the remainder of the year and (2) the operations of foreign branches and subsidiaries that are subject to local income and withholding taxes. We conduct business through several foreign subsidiaries and, although we expect our consolidated operations to be profitable, there is no assurance that profits will be earned in entities or jurisdictions that have net operating loss carryforwards available. The primary difference between our effective tax rate of 31.5% in the six-month periods ended June 30, 2012 and 2011 and the federal statutory rate of 35% reflects our intention to indefinitely reinvest in certain of our international operations; therefore, we do not provide for U.S. taxes on a portion of our foreign earnings.

We recognize the benefit for a tax position if the benefit is more likely than not to be sustainable upon audit by the applicable taxing authority. If this threshold is met, the tax benefit is then measured and recognized at the largest amount that is greater than 50% likely of being realized upon ultimate settlement.
We account for any applicable interest and penalties on uncertain tax positions as a component of our provision for income taxes on our financial statements. Including associated foreign tax credits and penalties and interest, we have accrued a net total of $5.1 million in the caption "other long-term liabilities" on our balance sheet for unrecognized tax benefits at June 30, 2012. All additions or reductions to those liabilities affect our effective income tax rate in the periods of change.
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
Our tax returns are subject to audit by taxing authorities in multiple jurisdictions. These audits often take years to complete and settle. The following lists the earliest tax years open to examination by tax authorities where we have significant operations:

Jurisdiction	Periods
United States	2007
United Kingdom	2009
Norway	2002
Angola	2007
Nigeria	2006
Brazil	2006
Australia	2008
Canada	2008

8.    BUSINESS SEGMENT INFORMATION

We are a global oilfield provider of engineered services and products, primarily to the offshore oil and gas industry, with a focus on deepwater applications. Through the use of our applied technology expertise, we also serve the defense and aerospace industries. Our Oil and Gas business consists of Remotely Operated Vehicles ("ROVs"), Subsea Products, Subsea Projects and Asset Integrity. Our ROV segment provides submersible vehicles operated from the surface to support offshore oil and gas exploration, development and production activities. Our Subsea Products segment supplies a variety of built-to-order specialty subsea hardware. Our Subsea Projects segment provides multiservice vessels, oilfield diving and support vessel operations, which are used primarily in inspection, maintenance and repair and installation activities, and a mobile offshore production system, through a 50% interest in an entity which holds a 75% interest in the system. With the acquisition of AGR FO in December 2011, we also operate and maintain offshore and onshore oil and gas production facilities, provide subsea engineering services, and operate an offshore logistics supply base in Australia. Our Asset Integrity segment provides asset integrity management and assessment services and nondestructive testing and inspection. Our Advanced Technologies business provides project management, engineering services and equipment for applications in non-oilfield markets. Unallocated Expenses are those not associated with a specific business segment. These consist of expenses related to our incentive and deferred compensation plans, including restricted stock and bonuses, as well as other general expenses, including corporate administrative expenses.
There are no differences in the basis of segmentation or in the basis of measurement of segment profit or loss from those used in our consolidated financial statements for the year ended December 31, 2011.

The table that follows presents Revenue and Income from Operations by business segment for each of the periods indicated.

	Three Months Ended			Six Months Ended
(in thousands)	Jun 30, 2012	Jun 30, 2011	Mar 31, 2012	Jun 30, 2012	Jun 30, 2011
Revenue
Oil and Gas
Remotely Operated Vehicles	$208,802	$189,097	$193,971	$402,773	$353,425
Subsea Products	191,783	195,800	172,081	363,864	353,118
Subsea Projects	90,448	34,733	72,676	163,124	72,302
Asset Integrity	113,660	69,768	93,456	207,116	128,118
Total Oil and Gas	604,693	489,398	532,184	1,136,877	906,963
Advanced Technologies	67,852	56,440	62,709	130,561	109,295
Total	$672,545	$545,838	$594,893	$1,267,438	$1,016,258
Income from Operations
Oil and Gas
Remotely Operated Vehicles	$64,168	$58,145	$56,933	$121,101	$105,551
Subsea Products	36,742	36,269	29,510	66,252	63,952
Subsea Projects	15,969	1,874	7,567	23,536	4,910
Asset Integrity	16,444	9,349	6,538	22,982	15,229
Total Oil and Gas	133,323	105,637	100,548	233,871	189,642
Advanced Technologies	6,645	3,160	3,509	10,154	5,677
Unallocated Expenses	(29,921)	(27,123)	(28,070)	(57,991)	(52,578)
Total	$110,047	$81,674	$75,987	$186,034	$142,741
We determine income from operations for each business segment before interest income or expense, other income (expense) and provision for income taxes. We do not consider an allocation of these items to be practical.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

Certain forward-looking statements we make in this quarterly report on Form 10-Q are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements include, without limitation, statements regarding our expectations about:

•	third quarter of 2012 and full year of 2012 operating results and earnings per share, and the contributions from our segments to those results;

•	the level of services and products we anticipate;

•	our plans for future operations (including planned additions to our remotely operated vehicle ("ROV") fleet and other capital expenditures);

•	our cash flows and the adequacy of our liquidity and capital resources;

•	our anticipated tax rates;

•	seasonality; and

•	industry conditions.

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

Executive Overview

We expect 2012 diluted earnings per share to be in the range of $2.55 to $2.65, as compared to our 2011 diluted earnings per share of $2.16. We believe our operating income will be higher in 2012 than it was in 2011 for each of our operating segments. For our services and products, we anticipate continued international demand growth and a moderate rebound in overall activity in the U.S. Gulf of Mexico. Compared to the first half of 2012, for the second half of 2012 we forecast an increase in operating income, principally from our ROV and Subsea Products business segments. We forecast third quarter 2012 diluted earnings per share of $0.75 to $0.80, with increased operating income over the second quarter of 2012 from our ROV and Subsea Products business segments.

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

Liquidity and Capital Resources

We consider our liquidity and capital resources adequate to support our existing operations and capital commitments. At June 30, 2012, we had working capital of $478 million, including $86 million of cash and cash equivalents. Additionally, we had $175 million of borrowing capacity available under our revolving credit facility.

Our capital expenditures were $161 million during the first six months of 2012, as compared to $168 million during the corresponding period of last year. Of the $161 million, $104 million was invested in our ROV segment. We added 18 new ROVs to our fleet during the six months ended June 30, 2012 and retired five, resulting in a total of 280 ROVs in our fleet. We plan to add approximately seven to twelve more new ROVs during the rest of 2012, and most of these are in the process of being built or installed. Our capital expenditures in the six months ended June 30, 2012 included $9 million for the acquisition of Metacor Holdings Limited, a U.K. company that specializes in offshore coating maintenance analysis. Metacor Holdings Limited is part of our Asset Integrity segment. Our capital expenditures in the six months ended June 30, 2011 included $50 million for the acquisition of Norse Cutting & Abandonment AS ("NCA"), a Norwegian oilfield technology company, and $53 million in our ROV segment. NCA is part of our Subsea Products segment. We estimate our capital expenditures for 2012, excluding acquisitions, will be in the range of $275 million to $300 million, with approximately $175 million for upgrading and adding vehicles to our ROV fleet and $90 million for enhancing our Subsea Products capabilities.

We have chartered a deepwater vessel, the Ocean Intervention III, for a term that extends to February 2014, with annual extension options for up to three additional years. The Ocean Intervention III is working under our contract with BP plc for field support services offshore Angola. We have chartered the Bourbon Oceanteam 101 to February 2015 to work on the same contract. BP plc has the option for us to provide a third vessel and has options to extend the contract for two additional one-year periods. Each of these vessels has been outfitted with two of our high specification work-class ROVs.

We have also chartered an additional deepwater vessel, the Olympic Intervention IV, for an initial five-year term ending in July 2013, with one two-year and three one-year extension options. We have outfitted this vessel with two of our high specification work-class ROVs, and we are using this vessel to perform subsea hardware installation and inspection, maintenance and repair projects in the U.S. Gulf of Mexico.

We had no material contractual commitments for capital expenditures at June 30, 2012. We believe our cash provided from operating activities will exceed our capital expenditures in 2012.

At June 30, 2012 we had $125 million of long-term debt outstanding and $175 million available on our revolving credit facility, which is scheduled to expire in January 2017. The revolving credit facility has short-term interest rates that float with market rates, plus applicable spreads.

Our principal source of cash from operating activities is our net income, adjusted for the non-cash effects of depreciation and amortization, deferred income taxes and noncash compensation under our restricted stock plans. Our $186 million and $85 million of cash provided from operating activities in the six-month periods ended
June 30, 2012 and 2011, respectively, were affected by cash increases/(decreases) of $(43) million and $(64) million, respectively, from changes in accounts receivable and $56 million and $(15) million, respectively, from changes in current liabilities.

In the six-month period ended June 30, 2012, we used $160 million of cash in investing activities. The cash used in investing activities related to the capital expenditures described above. We also used $47 million in financing activities, which included net debt proceeds of $4 million, the payment of cash dividends of $36 million, and the repurchase of 400,000 shares of treasury stock for $19 million. In the six-month period ended June 30, 2011, we used $164 million of cash in investing activities. The cash used in investing activities was used for the capital expenditures, including the business acquisition, described above.

We have not guaranteed any debt not reflected on our consolidated balance sheet, and we do not have any off-balance sheet arrangements, as defined by SEC rules.

In February 2010, our Board of Directors approved a plan to repurchase up to 12 million shares of our common stock. The timing and amount of repurchases will be determined by our management. We expect that any shares repurchased under the new plan will be held as treasury stock for future use. The new plan does not obligate us to repurchase any particular number of shares. Under the plan, we have repurchased a total of 3.1 million shares for

$86 million through June 30, 2012, including 400,000 shares for $19 million during the six-month period ended June 30, 2012.

We had been paying a quarterly cash dividend of $0.15 per share to our common shareholders since the second quarter of 2011. In April 2012, our Board of Directors increased our dividend to $0.18 per share, commencing with the dividend paid in June 2012.

Results of Operations

We operate in five business segments. The segments are contained within two businesses — services and products provided to the oil and gas industry ("Oil and Gas") and all other services and products ("Advanced Technologies"). Our Unallocated Expenses are those not associated with a specific business segment.

Consolidated revenue and margin information is as follows:

	Three Months Ended			Six Months Ended
(dollars in thousands)	Jun 30, 2012	Jun 30, 2011	Mar 31, 2012	Jun 30, 2012	Jun 30, 2011
Revenue	$672,545	$545,838	$594,893	$1,267,438	$1,016,258
Gross Margin	161,158	126,116	123,303	284,461	224,917
Gross Margin %	24%	23%	21%	22%	22%
Operating Income	110,047	81,674	75,987	186,034	142,741
Operating Income %	16%	15%	13%	15%	14%

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

Oil and Gas

The following table sets forth the revenues and margins for our Oil and Gas business segments for the periods indicated.

	Three Months Ended			Six Months Ended
(dollars in thousands)	Jun 30, 2012	Jun 30, 2011	Mar 31, 2012	Jun 30, 2012	Jun 30, 2011
Remotely Operated Vehicles
Revenue	$208,802	$189,097	$193,971	$402,773	$353,425
Gross Margin	74,177	66,529	66,392	140,569	121,937
Gross Margin %	36%	35%	34%	35%	35%
Operating Income	64,168	58,145	56,933	121,101	105,551
Operating Income %	31%	31%	29%	30%	30%
Days available	25,182	23,729	24,246	49,428	47,003
Utilization %	81%	76%	79%	80%	74%

Subsea Products
Revenue	191,783	195,800	172,081	363,864	353,118
Gross Margin	54,612	54,934	46,781	101,393	96,721
Gross Margin %	28%	28%	27%	28%	27%
Operating Income	36,742	36,269	29,510	66,252	63,952
Operating Income %	19%	19%	17%	18%	18%
Backlog at end of period	621,000	405,000	402,000	621,000	405,000

Subsea Projects
Revenue	90,448	34,733	72,676	163,124	72,302
Gross Margin	20,149	4,239	11,911	32,060	9,570
Gross Margin %	22%	12%	16%	20%	13%
Operating Income	15,969	1,874	7,567	23,536	4,910
Operating Income %	18%	5%	10%	14%	7%

Asset Integrity
Revenue	113,660	69,768	93,456	207,116	128,118
Gross Margin	23,948	12,945	12,230	36,178	22,342
Gross Margin %	21%	19%	13%	17%	17%
Operating Income	16,444	9,349	6,538	22,982	15,229
Operating Income %	14%	13%	7%	11%	12%

Total Oil and Gas
Revenue	$604,693	$489,398	$532,184	$1,136,877	$906,963
Gross Margin	172,886	138,647	137,314	310,200	250,570
Gross Margin %	29%	28%	26%	27%	28%
Operating Income	133,323	105,637	100,548	233,871	189,642
Operating Income %	22%	22%	19%	21%	21%

In general, our Oil and Gas business focuses on supplying services and products to the deepwater sector of the offshore market. We are the world's largest provider of ROV services, and profit from this business segment typically constitutes more than half of our operating income before Unallocated Expenses.

Our ROV segment revenue reflects the utilization percentages, fleet sizes and average pricing of the respective periods. Our operating income increased in the three- and six-month periods ended June 30, 2012 compared to the corresponding periods of the prior year from higher demand in most of our operating areas, particularly in the U.S. Gulf of Mexico and offshore Africa. Our ROV operating income increase over the immediately preceding quarter is attributable primarily to our U.S. Gulf of Mexico operations. We expect our full-year 2012 ROV operating income to exceed that of 2011 due to increases in fleet size and days on hire, led by higher demand in the U.S. Gulf of Mexico and offshore Africa. We expect to add 25 to 30 new ROVs in 2012, including the 18 we added in the first half, and to retire only the five ROVs we retired in the first half. We anticipate our ROV operating margin percentage for the year 2012 will be slightly higher than the 30% we achieved for 2011.

Our Subsea Products revenue and margins for the three months ended June 30, 2012 were higher than those in the immediately preceding quarter, particularly from our tooling operations. The tooling improvement was largely attributable to improved results in the U.S. Gulf of Mexico and better performance from the operations of NCA. Our Subsea Products backlog was $621 million at June 30, 2012 compared to $382 million at December 31, 2011, with the increase primarily from umbilical orders we received in the second quarter of 2012. We believe Subsea Products operating income will be higher in 2012 compared to 2011, as we expect higher tooling demand and umbilical plant throughput.

Our Subsea Projects revenue and operating income increased in the second quarter and first half of 2012 compared to both the corresponding periods of the prior year and the immediately preceding quarter. Our field service contract with BP plc offshore Angola, which began in the first quarter of 2012 and reached its anticipated full level of activity in the second quarter of 2012, was the primary source of the revenue and operating income increases. Compared to the corresponding periods of the prior year, revenue also increased in the 2012 periods presented from the Subsea Projects operations, primarily in Australia, associated with AGR Field Operations Holdings AS and subsidiaries ("AGR FO"), which we acquired in December 2011. These operations also contributed a small amount of operating income in the 2012 periods. The first quarter and first half of 2011 included income from the operations of our mobile offshore production unit, the Ocean Legend, which we sold in the third quarter of 2011. We expect our Subsea Projects operating income in 2012 to be higher than that of 2011 from our international expansion offshore Angola and a gradual demand recovery in the U.S. Gulf of Mexico.

Our Asset Integrity revenue and operating income were higher in the three- and six-month periods ended
June 30, 2012 compared to the corresponding periods of the prior year due to increased service sales, including the operations associated with the AGR FO acquisition in December 2011. Due to seasonality, integration costs and certain operational inefficiencies in the first quarter of 2012, there was only a small increase in our first quarter of 2012 operating income associated with the acquired operations. Additionally, poor execution on a project in the U.S. also adversely impacted operating income in the first quarter of 2012. We expect our Asset Integrity operating margin percentages will remain above 10% for the second half of 2012. We expect our Asset Integrity operating income in 2012 to be higher than that of 2011 from our international operations, including those associated with the AGR FO acquisition.

Advanced Technologies

Revenue and margin information was as follows:

	Three Months Ended			Six Months Ended
(dollars in thousands)	Jun 30, 2012	Jun 30, 2011	Mar 31, 2012	Jun 30, 2012	Jun 30, 2011
Revenue	$67,852	$56,440	$62,709	$130,561	$109,295
Gross Margin	10,926	7,256	7,723	18,649	13,569
Gross Margin %	16%	13%	12%	14%	12%
Operating Income	6,645	3,160	3,509	10,154	5,677
Operating Income %	10%	6%	6%	8%	5%

Advanced Technologies operating income in the three-month period ended June 30, 2012 increased over that of the corresponding quarter of the prior year and the immediately preceding quarter due to better results from theme park entertainment projects. In the second quarter of 2012, we also had improved operational performance on U.S. Navy projects as compared to that of the second quarter of 2011. The increase in the six-month period ended
June 30, 2012 compared to the corresponding period of the prior year was due to better execution of U.S. Navy projects. We expect our Advanced Technologies operating income in 2012 to be higher than that of 2011 due to a higher level of entertainment industry contracts and improved execution on U.S. Navy vessel service work.

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

The following table sets forth our Unallocated Expenses for the periods indicated.

	Three Months Ended			Six Months Ended
(dollars in thousands)	Jun 30, 2012	Jun 30, 2011	Mar 31, 2012	Jun 30, 2012	Jun 30, 2011
Gross margin expenses	$22,654	$19,787	$21,734	$44,388	$39,222
% of revenue	3%	4%	4%	4%	4%
Operating expenses	29,921	27,123	28,070	57,991	52,578
% of revenue	4%	5%	5%	5%	5%

The increases in operating expenses in the three- and six-month periods ended June 30, 2012 compared to the corresponding periods of the prior year were due to higher incentive compensation and information technology expenses.

Other

The following table sets forth our significant financial statement items below the income from operations line.

	Three Months Ended			Six Months Ended
(in thousands)	Jun 30, 2012	Jun 30, 2011	Mar 31, 2012	Jun 30, 2012	Jun 30, 2011
Interest income	$194	$89	$344	$538	$256
Interest expense, net of amounts capitalized	(1,256)	(212)	(545)	(1,801)	(359)
Equity earnings of unconsolidated affiliates	119	1,430	804	923	1,900
Other expense, net	(3,186)	(217)	(1,473)	(4,659)	(358)
Provision for income taxes	33,364	26,071	23,662	57,026	45,417

Interest expense increased in the periods ended June 30, 2012 compared to corresponding periods of 2011, as we had no debt during the 2011 periods. In addition to interest on borrowings, interest expense includes fees for lender commitments under our revolving credit agreement and fees for standby letters of credit and bank guarantees that banks issue on our behalf for performance bonds, bid bonds and self-insurance requirements.

Our equity earnings of unconsolidated affiliates consists of earnings from our 50% equity interest in
Medusa Spar LLC, which owns a 75% interest in the Medusa Spar production platform in the U.S. Gulf of Mexico. Medusa Spar LLC earns revenue on a tariff basis on oil and gas production throughput processed by the platform from the Medusa field and other surrounding areas. We expect our equity earnings of unconsolidated affiliates to decrease in 2012 from that of 2011 due to planned maintenance downtime for the Medusa Spar and production declines from the existing connected wells.

Other expense, net consisted principally of foreign currency transaction gains and losses for all periods presented. During the three- and six-month periods ended June 30, 2012, foreign currency losses primarily related to Brazil as the U.S. dollar strengthened relative to the Brazilian real.

The provisions for income taxes were related to U.S. income taxes that we provided at estimated annual effective rates using assumptions as to earnings and other factors that would affect the tax provision for the remainder of the year, and to the operations of foreign branches and subsidiaries that were subject to local income and withholding taxes. We anticipate our effective tax rate for 2012 will be 31.5%. The primary difference between our current 2012 estimated effective tax rate of 31.5% and the federal statutory tax rate of 35% reflects our intention to indefinitely reinvest in certain of our international operations; therefore, we do not provide for U.S. taxes on a portion of our foreign earnings.

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
Because we operate in various oil and gas exploration and production regions in the world, we conduct a portion of our business in currencies other than the U.S. dollar. The functional currency for several of our international operations is the applicable local currency. A stronger U.S. dollar against the U.K. pound sterling, the Norwegian kroner and the Brazilian real may result in lower operating income. We manage our exposure to changes in foreign exchange rates principally through arranging compensation in U.S. dollars or freely convertible currency and, to the extent possible, by limiting compensation received in other currencies to amounts necessary to meet obligations denominated in those currencies. We use the exchange rates in effect as of the balance sheet date to translate assets and liabilities as to which the functional currency is the local currency, resulting in translation adjustments that we reflect as accumulated other comprehensive income or loss in the shareholders' equity section of our Consolidated Balance Sheets. We recorded adjustments of $(13.4) million and $28.6 million to our equity accounts for the six months ended June 30, 2012 and 2011, respectively. Negative adjustments reflect the net impact of the strengthening of the U.S. dollar against various foreign currencies for locations where the functional currency is not the U.S. dollar. Conversely, positive adjustments reflect the effect of a weakening dollar.
We recorded foreign currency transaction losses of $2.8 million and $4.2 million in the three- and six-month periods ended June 30, 2012 and $0.5 million and $0.6 million in the three- and six-month periods ended June 30, 2011, respectively, that are included in Other expense, net in our Consolidated Income Statements.

Item 4.	Controls and Procedures.

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2012 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There has been no change in our internal control over financial reporting that occurred during the three months ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II

Item 1.	Legal Proceedings.

Various actions and claims are pending against us, most of which are covered by insurance. Although we cannot predict the ultimate outcome of these matters, we believe the ultimate liability, if any, that may result from these actions and claims will not materially affect our results of operations, cash flow or financial position.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

(c)    Purchases of equity securities by the issuer and affiliated purchasers.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
April 1 though April 30, 2012	—	N/A	—	9,300,000
May1 through May 31, 2012	400,000	$48.3958	400,000	8,900,000
June 1 through June 30, 2012	—	N/A	—	8,900,000
Total	400,000	$48.3958	400,000	8,900,000

Item 6.        Exhibits.

			Registration or File Number	Form of Report	Report Date	Exhibit Number
*	3.01	Restated Certificate of Incorporation	1-10945	10-K	Dec. 2000	3.01
*	3.02	Certificate of Amendment to Restated Certificate of Incorporation	1-10945	8-K	May 2008	3.1
*	3.03	Amended and Restated Bylaws	1-10945	8-K	Dec. 2007	3.1
*	10.01+
Form of 2012 Restricted Stock Unit Agreement, 2012 Performance Unit Agreement and 2012 Performance Award: Goals and Measures, relating to the form of 2012 Performance Unit Agreement between Oceaneering and Roderick A. Larson
			1-10945	8-K	Feb. 2012	10.1, 10.2, 10.5
*	10.02+	Form of Change of Control Agreement between Oceaneering and Roderick A. Larson	1-10945	8-K	May 2011	10.5
*	10.03+	Form of Indemnification Agreement between Oceaneering and Roderick A. Larson	1-10945	8-K	May 2011	10.4
	31.01	Rule 13a – 14(a)/15d – 14(a) certification of principal executive officer
	31.02	Rule 13a – 14(a)/15d – 14(a) certification of principal financial officer
	32.01	Section 1350 certification of principal executive officer
	32.02	Section 1350 certification of principal financial officer
	101.INS	XBRL Instance Document
	101.SCH	XBRL Taxonomy Extension Schema Document
	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
	101.LAB	XBRL Taxonomy Extension Label Linkbase Document
	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

	*	Exhibit previously filed with the Securities and Exchange Commission, as indicated, and incorporated herein by reference.
	+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 1, 2012	/S/ M. KEVIN MCEVOY
Date	M. Kevin McEvoy
Chief Executive Officer and Director
(Principal Executive Officer)

August 1, 2012	/S/ MARVIN J. MIGURA
Date	Marvin J. Migura
Executive Vice President
(Principal Financial Officer)

August 1, 2012	/S/ W. CARDON GERNER
Date	W. Cardon Gerner
Senior Vice President and Chief Financial Officer
(Principal Accounting Officer)

Index to Exhibits

			Registration or File Number	Form of Report	Report Date	Exhibit Number
*	3.01	Restated Certificate of Incorporation	1-10945	10-K	Dec. 2000	3.01
*	3.02	Certificate of Amendment to Restated Certificate of Incorporation	1-10945	8-K	May 2008	3.1
*	3.03	Amended and Restated Bylaws	1-10945	8-K	Dec. 2007	3.1
*	10.01+
Form of 2012 Restricted Stock Unit Agreement, 2012 Performance Unit Agreement and 2012 Performance Award: Goals and Measures, relating to the form of 2012 Performance Unit Agreement between Oceaneering and Roderick A. Larson
			1-10945	8-K	Feb. 2012	10.1, 10.2, 10.5
*	10.02+	Form of Change of Control Agreement between Oceaneering and Roderick A. Larson	1-10945	8-K	May 2011	10.5
*	10.03+	Form of Indemnification Agreement between Oceaneering and Roderick A. Larson	1-10945	8-K	May 2011	10.4
	31.01	Rule 13a – 14(a)/15d – 14(a) certification of principal executive officer
	31.02	Rule 13a – 14(a)/15d – 14(a) certification of principal financial officer
	32.01	Section 1350 certification of principal executive officer
	32.02	Section 1350 certification of principal financial officer
	101.INS	XBRL Instance Document
	101.SCH	XBRL Taxonomy Extension Schema Document
	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
	101.LAB	XBRL Taxonomy Extension Label Linkbase Document
	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

	*	Exhibit previously filed with the Securities and Exchange Commission, as indicated, and incorporated herein by reference.
	+	Management contract or compensatory plan or arrangement.