Form 10-Q
period 2012-09-30
OCEANEERING INTERNATIONAL INC
filed 2012-11-01
CIK 73756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes    ☑ No
Number of shares of Common Stock outstanding as of October 26, 2012: 107,907,574

Oceaneering International, Inc.
Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(in thousands, except share data)	2012	2011
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$103,638	$106,142
Accounts receivable, net of allowances for doubtful accounts of $2,069 and $594	669,843	549,812
Inventory	326,830	255,095
Other current assets	76,534	73,073
Total Current Assets	1,176,845	984,122
Property and Equipment, at cost	1,973,957	1,772,017
Less accumulated depreciation	984,601	878,709
Net Property and Equipment	989,356	893,308
Other Assets:
Goodwill	356,728	333,471
Investments in unconsolidated affiliates	43,835	49,607
Other non-current assets	130,088	140,036
Total Other Assets	530,651	523,114
Total Assets	$2,696,852	$2,400,544
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$154,891	$111,381
Accrued liabilities	398,005	335,161
Income taxes payable	62,457	54,833
Total Current Liabilities	615,353	501,375
Long-term Debt	120,000	120,000
Other Long-term Liabilities	227,263	221,207
Commitments and Contingencies
Shareholders’ Equity:
Common Stock, par value $0.25 per share; 180,000,000 shares authorized; 110,834,088 shares issued	27,709	27,709
Additional paid-in capital	210,959	202,619
Treasury stock; 2,926,514 and 2,799,118 shares, at cost	(84,062)	(71,700)
Retained earnings	1,579,848	1,426,525
Accumulated other comprehensive income	(218)	(27,191)
Total Shareholders' Equity	1,734,236	1,557,962
Total Liabilities and Shareholders' Equity	$2,696,852	$2,400,544
The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended Sep 30,		Nine Months Ended Sep 30,
(in thousands, except per share data)	2012	2011	2012	2011
Revenue	$734,217	$602,208	$2,001,655	$1,618,466
Cost of services and products	563,348	449,112	1,546,325	1,240,453
Gross Profit	170,869	153,096	455,330	378,013
Selling, general and administrative expense	47,056	43,474	145,483	125,650
Income from Operations	123,813	109,622	309,847	252,363
Interest income	824	204	1,362	460
Interest expense	(1,282)	(387)	(3,083)	(746)
Equity earnings of unconsolidated affiliates	418	1,042	1,341	2,942
Other expense, net	(553)	(1,973)	(5,212)	(2,331)
Income before Income Taxes	123,220	108,508	304,255	252,688
Provision for income taxes	38,814	29,930	95,840	75,347
Net Income	$84,406	$78,578	$208,415	$177,341
Cash Dividends declared per Share	$0.18	$0.15	$0.51	$0.30
Basic Earnings per Share	$0.78	$0.73	$1.93	$1.64
Diluted Earnings per Share	$0.78	$0.72	$1.92	$1.63
The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended Sep 30,		Nine Months Ended Sep 30,
(in thousands)	2012	2011	2012	2011
Net Income	$84,406	$78,578	$208,415	$177,341

Other comprehensive income, net of tax:

Foreign currency translation adjustments	40,417	(41,543)	26,973	(12,896)

Total other comprehensive income	40,417	(41,543)	26,973	(12,896)

Total Comprehensive Income	$124,823	$37,035	$235,388	$164,445

The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended Sep 30,
(in thousands)	2012	2011
Cash Flows from Operating Activities:
Net income	$208,415	$177,341
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	127,073	112,748
Deferred income tax provision	9,474	283
Gain on sales of property and equipment	(597)	(18,723)
Noncash compensation	12,414	9,092
Distributions from unconsolidated affiliates greater than earnings	5,772	2,507
Excluding the effects of acquisitions, increase (decrease) in cash from:
Accounts receivable	(97,150)	(101,661)
Inventory	(71,735)	(17,986)
Other operating assets	(13,950)	19,638
Currency translation effect on working capital	2,957	(7,385)
Current liabilities	109,180	(28,844)
Other operating liabilities	(1,383)	(818)
Total adjustments to net income	82,055	(31,149)
Net Cash Provided by Operating Activities	290,470	146,192
Cash Flows from Investing Activities:
Purchases of property and equipment	(216,548)	(163,426)
Business acquisitions, net of cash acquired	(9,260)	(54,221)
Dispositions of property and equipment and equity investment	3,806	42,082
Net Cash Used in Investing Activities	(222,002)	(175,565)
Cash Flows from Financing Activities:
Net proceeds of revolving credit facility, including new loan costs	(1,045)	—
Excess tax benefits from stock-based compensation	4,523	255
Cash dividends	(55,092)	(32,502)
Purchases of treasury stock	(19,358)	(17,491)
Net Cash Used in Financing Activities	(70,972)	(49,738)
Net Decrease in Cash and Cash Equivalents	(2,504)	(79,111)
Cash and Cash Equivalents—Beginning of Period	106,142	245,219
Cash and Cash Equivalents—End of Period	$103,638	$166,108
The accompanying Notes are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    SUMMARY OF MAJOR ACCOUNTING POLICIES

Basis of Presentation. We have prepared these unaudited consolidated financial statements pursuant to instructions for quarterly reports on Form 10-Q, which we are required to file with the Securities and Exchange Commission. These financial statements do not include all information and footnotes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States
("U.S. GAAP"). These financial statements reflect all adjustments that we believe are necessary to present fairly our financial position at September 30, 2012 and our results of operations and cash flows for the periods presented. Except as otherwise disclosed herein, all such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in our annual report on Form 10-K for the year ended December 31, 2011. The results for interim periods are not necessarily indicative of annual results.
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
Use of Estimates. The preparation of financial statements in conformity with U.S. GAAP requires that our management make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates.
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
We capitalize interest on assets where the construction period is anticipated to be more than three months. We capitalized no interest in the nine-month periods ended September 30, 2012 and 2011. We do not allocate general administrative costs to capital projects.
Business Acquisitions. We account for business combinations using the acquisition method of accounting, and we allocate the acquisition price to the assets acquired and liabilities assumed based on their fair market values at the date of acquisition.

On December 20, 2011, we purchased AGR Field Operations Holdings AS and subsidiaries (collectively,
"AGR FO"), which we believe is Norway's largest asset integrity management service provider on offshore production platforms, onshore facilities, and pipelines, for $220 million. AGR FO employs subsea technology to perform internal and external inspections of subsea hardware. AGR FO also has a substantial operating presence in Australia, where it operates and maintains offshore and onshore oil and gas production facilities for customers, provides subsea engineering services and operates an offshore logistics supply base.

We have accounted for this acquisition by allocating the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. Our goodwill associated with the acquisition, all nondeductible for income tax purposes, was initially valued at $165 million, and other intangible assets were initially valued at $32 million. This purchase price allocation is preliminary and based on information currently available to us, and is subject to change when we obtain final asset and liability valuations. The results of AGR FO's operations are included in our consolidated statements of income from the date of acquisition. Generally, AGR FO's Norwegian assets and operations are in our Asset Integrity segment and its Australian assets and operations are in our Subsea Projects segment.

On December 27, 2011, we purchased Mechanica AS, a design and fabrication company specializing in remotely operated subsea tools for the offshore oil and gas industry, for $17 million. We have accounted for this acquisition by allocating the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. Our goodwill associated with the acquisition, all nondeductible for income tax purposes, was $9 million, and other intangible assets were $5 million. This purchase price allocation is preliminary and based on information currently available to us, and is subject to change when we obtain final asset and liability valuations. The results of operations of Mechanica AS are included in our consolidated statements of income from the date of acquisition. These operations are in our Subsea Products segment.

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

In May 2011, the FASB issued an update relating to the convergence of U.S. GAAP and International Financial Reporting Standards. This update defines certain requirements for measuring fair value and for disclosing information about fair value measurements. This update is applied prospectively and was effective for us January 1, 2012. The provisions of this update have not had a material effect on our financial position or results of operations, and we have included the required disclosures in these Notes to Consolidated Financial Statements.

2.    INVESTMENTS IN UNCONSOLIDATED AFFILIATES
Our investments in unconsolidated affiliates consisted of the following:

(in thousands)	Sep 30, 2012	Dec 31, 2011
Medusa Spar LLC	$43,744	$49,480
Other	91	127
	$43,835	$49,607
In 2003, we purchased a 50% equity interest in Medusa Spar LLC for $43.7 million. Medusa Spar LLC owns a 75% interest in a production spar platform in the U.S. Gulf of Mexico. Medusa Spar LLC's revenue is derived from processing oil and gas production for a fee based on the volumes processed through the platform (throughput). Medusa Spar LLC financed its acquisition of its 75% interest in the production spar platform using approximately 50% debt and 50% equity from its equity holders. The debt was repaid in 2008. We believe our maximum exposure to loss from our investment in Medusa Spar LLC is our $44 million investment. Medusa Spar LLC is a variable interest entity. We are not the primary beneficiary of Medusa Spar LLC, since we do not own a controlling interest, nor do we manage the operations of the asset it owns. As we are not the primary beneficiary, we are accounting for our investment in Medusa Spar LLC under the equity method of accounting. Our 50% share of the underlying equity of the net assets of Medusa Spar LLC is equal to its carrying value. The following are condensed 100% statements of operations of Medusa Spar LLC.

	Three Months Ended Sep 30,		Nine Months Ended Sep 30,
(in thousands)	2012	2011	2012	2011
Medusa Spar LLC
Condensed Statements of Operations
Revenue	$3,251	$4,499	$9,929	$13,130
Depreciation	(2,369)	(2,369)	(7,108)	(7,108)
General and Administrative	(18)	(18)	(55)	(54)
Net Income	$864	$2,112	$2,766	$5,968

3.    INVENTORY
Our inventory consisted of the following:

(in thousands)	Sep 30, 2012	Dec 31, 2011
Inventory for remotely operated vehicles	$156,080	$135,297
Other inventory, primarily raw materials	170,750	119,798
Total	$326,830	$255,095
Inventory is valued at lower of cost or market. We determine cost using the weighted-average method.

4.    DEBT
Long-term Debt consisted of the following:

(in thousands)	Sep 30, 2012	Dec 31, 2011
Revolving credit facility	$120,000	$120,000
Long-term Debt	$120,000	$120,000

On January 6, 2012, we entered into a new credit agreement with a group of banks (the "2012 Credit Agreement"). The 2012 Credit Agreement provides for a five-year, $300 million revolving credit facility. Subject to certain conditions, the aggregate commitments under the facility may be increased by up to $200 million by obtaining additional commitments from existing and/or new lenders. Borrowings under the facility may be used for working capital and general corporate purposes. The facility is scheduled to expire on January 6, 2017. Revolving borrowings under the facility bear interest at an adjusted base rate or the Eurodollar Rate (as defined in the agreement), at our option, plus an applicable margin. Depending on our debt to capitalization ratio, the applicable margin varies: (1) in the case of adjusted base rate advances, from 0.125% to 0.750%; and (2) in the case of eurodollar advances, from 1.125% to 1.750%. The adjusted base rate is the greater of (1) the per annum rate established by administrative agent as its prime rate, (2) the federal funds rate plus 0.50% and (3) the one-month Eurodollar Rate plus 1%.

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

In October 2012, we collected $25 million against our past due receivable from a customer in Angola.  Subsequent to this cash collection, our balance due from this customer, net of the remaining discount originally recorded on the receivable in 2011, is approximately $3 million.  We classified the entire amount of $28 million, which is net of the remaining discount, in accounts receivable on our balance sheet at September 30, 2012.

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

	Three Months Ended Sep 30,		Nine Months Ended Sep 30,
(in thousands)	2012	2011	2012	2011
Basic shares outstanding	107,905	108,310	108,052	108,400
Effect of restricted stock units	595	618	585	714
Diluted shares outstanding	108,500	108,928	108,637	109,114

We had been paying a quarterly cash dividend of $0.15 per share to our common shareholders since the second quarter of 2011. In April 2012, our Board of Directors increased our quarterly dividend to $0.18 per share, commencing with the dividend paid in June 2012. Our latest $0.18 per share quarterly dividend was declared in October 2012 and is payable in December 2012.
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
For each of the restricted stock units granted in 2010 through 2012, at the earlier of three years after grant or at termination of employment or service, the grantee will be issued a share of our common stock for each common stock unit vested. As of September 30, 2012 and December 31, 2011, totals of 1,042,990 and 1,090,850 shares of restricted stock or restricted stock units were outstanding. Each grantee of shares of restricted stock is deemed to be the record owner of those shares during the restriction period, with the right to vote and receive any dividends on those shares. The restricted stock units outstanding have no voting or dividend rights.
We estimate that stock-based compensation cost not yet recognized related to shares of restricted stock or restricted stock units, based on their grant-date fair values, was $17.6 million at September 30, 2012. This expense is being recognized on a staged-vesting basis over three years for awards attributable to individuals meeting certain age and years-of-service requirements, and on a straight-line basis over the applicable vesting period of one or three years for the other awards.
Share Repurchase Plan. In February 2010, our Board of Directors approved a plan to repurchase up to 12 million shares of our common stock. Through September 30, 2012, under this plan, we had repurchased 3.1 million shares of our common stock for $86 million, including 400,000 shares for $19 million during the nine-month period ended September 30, 2012.

7.    INCOME TAXES

During interim periods, we provide for income taxes based on our current estimated annual effective tax rate using assumptions as to (1) earnings and other factors that would affect the tax provision for the remainder of the year and (2) the operations of foreign branches and subsidiaries that are subject to local income and withholding taxes. We conduct business through several foreign subsidiaries and, although we expect our consolidated operations to be profitable, there is no assurance that profits will be earned in entities or jurisdictions that have net operating loss carryforwards available. The primary difference between our effective tax rate of 31.5% in the nine-month periods ended September 30, 2012 and 2011 and the federal statutory rate of 35% reflects our intention to indefinitely reinvest in certain of our international operations. Therefore, we do not provide for U.S. taxes on a portion of our foreign earnings. Our tax rate for the nine-month period ended September 30, 2011 differed from 31.5% due to the discrete tax benefit of $4.9 million we recognized, primarily attributable to amending prior years' U.S. federal income tax returns to reflect a broader interpretation of our revenue eligible for certain deductions allowable for oil and gas construction activities. In the three- and nine-month periods ended September 30, 2011, we also tax effected the $18 million gain on the sale of the Ocean Legend at the U.S. federal statutory tax rate of 35%.

We recognize the benefit for a tax position if the benefit is more likely than not to be sustainable upon audit by the applicable taxing authority. If this threshold is met, the tax benefit is then measured and recognized at the largest amount that is greater than 50% likely of being realized upon ultimate settlement.
We account for any applicable interest and penalties on uncertain tax positions as a component of our provision for income taxes on our financial statements. Including associated foreign tax credits and penalties and interest, we have accrued a net total of $5.1 million in the caption "other long-term liabilities" on our balance sheet for unrecognized tax benefits at September 30, 2012. All additions or reductions to those liabilities affect our effective income tax rate in the periods of change.
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
Our tax returns are subject to audit by taxing authorities in multiple jurisdictions. These audits often take years to complete and settle. The following lists the earliest tax years open to examination by tax authorities where we have significant operations:

Jurisdiction	Periods
United States	2009
United Kingdom	2009
Norway	2002
Angola	2007
Nigeria	2006
Brazil	2007
Australia	2009
Canada	2009

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

The table that follows presents Revenue and Income from Operations by business segment for each of the periods indicated.

	Three Months Ended			Nine Months Ended
(in thousands)	Sep 30, 2012	Sep 30, 2011	Jun 30, 2012	Sep 30, 2012	Sep 30, 2011
Revenue
Oil and Gas
Remotely Operated Vehicles	$224,649	$200,927	$208,802	$627,422	$554,352
Subsea Products	215,617	220,107	191,783	579,481	573,225
Subsea Projects	101,719	49,912	90,448	264,843	122,214
Asset Integrity	113,588	71,633	113,660	320,704	199,751
Total Oil and Gas	655,573	542,579	604,693	1,792,450	1,449,542
Advanced Technologies	78,644	59,629	67,852	209,205	168,924
Total	$734,217	$602,208	$672,545	$2,001,655	$1,618,466
Income from Operations
Oil and Gas
Remotely Operated Vehicles	$66,724	$60,054	$64,168	$187,825	$165,605
Subsea Products	50,841	41,489	36,742	117,093	105,441
Subsea Projects	17,765	20,983	15,969	41,301	25,893
Asset Integrity	14,556	8,858	16,444	37,538	24,087
Total Oil and Gas	149,886	131,384	133,323	383,757	321,026
Advanced Technologies	5,393	5,769	6,645	15,547	11,446
Unallocated Expenses	(31,466)	(27,531)	(29,921)	(89,457)	(80,109)
Total	$123,813	$109,622	$110,047	$309,847	$252,363
We determine income from operations for each business segment before interest income or expense, other income (expense) and provision for income taxes. We do not consider an allocation of these items to be practical.
The three- and nine-month periods ended September 30, 2011 included a gain of $18 million on the sale of our offshore production unit, the Ocean Legend. The $18 million gain is included in the above table as a reduction of costs of services in the determination of Income from Operations of our Subsea Projects segment.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

Certain forward-looking statements we make in this quarterly report on Form 10-Q are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements include, without limitation, statements regarding our expectations about:

•	fourth quarter of 2012 and full year of 2012 and 2013 operating results and earnings per share, and the contributions from our segments to those results;

•	demand growth and business activity levels;

•	our plans for future operations (including planned additions to our remotely operated vehicle ("ROV") fleet and other capital expenditures);

•	our cash flows and the adequacy of our liquidity and capital resources;

•	our anticipated tax rates;

•	seasonality; and

•	industry conditions.

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

Executive Overview

We expect 2012 diluted earnings per share to be in the range of $2.60 to $2.65, as compared to our 2011 diluted earnings per share of $2.16. We believe our operating income will be higher in 2012 than it was in 2011 for each of our operating segments. For our services and products, we anticipate continued international demand growth and a moderate rebound in overall activity in the U.S. Gulf of Mexico. We forecast fourth quarter 2012 diluted earnings per share of $0.68 to $0.73. For the fourth quarter we anticipate operating income from ROVs and Subsea Products to be comparable to each respective segment's results in the immediately preceding quarter. We anticipate the rest of our oil and gas business segments will have lower operating income due to normal seasonality. For 2013, we are projecting diluted earnings per share of $3.00 to $3.25, with continued global demand growth to support deepwater drilling, field development, and inspection, maintenance and repair activities. We expect to place 30 to 35 new ROVs into service in 2013. We expect higher operating income in 2013 compared to 2012 from each of our operating segments.

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

Liquidity and Capital Resources

We consider our liquidity and capital resources adequate to support our existing operations and capital commitments. At September 30, 2012, we had working capital of $561 million, including $104 million of cash and cash equivalents. Additionally, we had $180 million of borrowing capacity available under our revolving credit facility.

Our capital expenditures were $226 million during the first nine months of 2012, as compared to $218 million during the corresponding period of last year. Of the $226 million, $149 million was invested in our ROV segment. We added 28 new ROVs to our fleet during the nine months ended September 30, 2012 and retired 10, resulting in a total of 285 ROVs in our fleet. We plan to add at least five more new ROVs during the fourth quarter of 2012, and we also plan to retire approximately five more during the same quarter. Our capital expenditures in the nine months ended September 30, 2012 included $9 million for the acquisition of Metacor Holdings Limited, a U.K. company that specializes in offshore coating maintenance analysis. Metacor Holdings Limited is part of our Asset Integrity segment. Our capital expenditures in the nine months ended September 30, 2011 included $50 million for the acquisition of Norse Cutting & Abandonment AS ("NCA"), a Norwegian oilfield technology company, and $84 million in our ROV segment. NCA is part of our Subsea Products segment. We estimate our capital expenditures for 2012 will be in the range of $275 million to $300 million, with approximately $175 million for upgrading and adding vehicles to our ROV fleet and $90 million for enhancing our Subsea Products capabilities.

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

In October 2012, we entered into a five-year charter for the use of the Cade Candies, a Jones Act-compliant multiservice subsea support vessel. We expect that the charter will commence during the second quarter of 2013. Once the charter period starts, we expect to rename the vessel Ocean Alliance.

We had no material contractual commitments for capital expenditures at September 30, 2012. We believe our cash provided from operating activities will exceed our capital expenditures in 2012.

At September 30, 2012 we had $120 million of long-term debt outstanding and $180 million available on our revolving credit facility, which is scheduled to expire in January 2017. The revolving credit facility has short-term interest rates that float with market rates, plus applicable spreads.

Our principal source of cash from operating activities is our net income, adjusted for the non-cash effects of depreciation and amortization, deferred income taxes and noncash compensation under our share-based compensation plans. Our $290 million and $146 million of cash provided from operating activities in the nine-month periods ended September 30, 2012 and 2011, respectively, were affected by cash increases (decreases) of
$(97) million and $(102) million, respectively, from changes in accounts receivable and $109 million and
$(29) million, respectively, from changes in current liabilities.

In the nine-month period ended September 30, 2012, we used $222 million of cash in investing activities. The cash used in investing activities related to the capital expenditures described above. We also used $71 million in financing activities, which included the payment of cash dividends of $55 million, and the repurchase of 400,000 shares of treasury stock for $19 million. In the nine-month period ended September 30, 2011, we used $176 million of cash in investing activities. The cash used in investing activities was used for the capital expenditures, including the NCA business acquisition, described above. In the nine-month period ended September 30, 2011, we used
$50 million of cash in financing activities, which included the payment of cash dividends of $33 million, and the repurchase of 500,000 shares of treasury stock for $17 million.

We have not guaranteed any debt not reflected on our consolidated balance sheet, and we do not have any off-balance sheet arrangements, as defined by SEC rules.

In February 2010, our Board of Directors approved a plan to repurchase up to 12 million shares of our common stock. The timing and amount of repurchases will be determined by our management. We expect that any shares repurchased under the plan will be held as treasury stock for future use. The plan does not obligate us to repurchase any particular number of shares. Under the plan, we have repurchased a total of 3.1 million shares for $86 million through September 30, 2012, including 400,000 shares for $19 million during the nine-month period ended September 30, 2012.

We had been paying a quarterly cash dividend of $0.15 per share to our common shareholders since the second quarter of 2011. In April 2012, our Board of Directors increased our dividend to $0.18 per share, commencing with the dividend paid in June 2012. Our latest $0.18 per share quarterly dividend was declared in October 2012 and is payable in December 2012.

Results of Operations

We operate in five business segments. The segments are contained within two businesses — services and products provided to the oil and gas industry ("Oil and Gas") and all other services and products ("Advanced Technologies"). Our Unallocated Expenses are those not associated with a specific business segment.

Consolidated revenue and profitability information is as follows:

	Three Months Ended			Nine Months Ended
(dollars in thousands)	Sep 30, 2012	Sep 30, 2011	Jun 30, 2012	Sep 30, 2012	Sep 30, 2011
Revenue	$734,217	$602,208	$672,545	$2,001,655	$1,618,466
Gross Profit	170,869	153,096	161,158	455,330	378,013
Gross Profit %	23%	25%	24%	23%	23%
Operating Income	123,813	109,622	110,047	309,847	252,363
Operating Income %	17%	18%	16%	15%	16%

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

Oil and Gas

The following table sets forth the revenues and margins for our Oil and Gas business segments for the periods indicated.

	Three Months Ended			Nine Months Ended
(dollars in thousands)	Sep 30, 2012	Sep 30, 2011	Jun 30, 2012	Sep 30, 2012	Sep 30, 2011
Remotely Operated Vehicles
Revenue	$224,649	$200,927	$208,802	$627,422	$554,352
Gross Profit	76,524	69,052	74,177	217,093	190,989
Gross Profit %	34%	34%	36%	35%	34%
Operating Income	66,724	60,054	64,168	187,825	165,605
Operating Income %	30%	30%	31%	30%	30%
Days available	26,198	23,719	25,182	75,626	70,722
Utilization %	81%	80%	81%	81%	76%

Subsea Products
Revenue	215,617	220,107	191,783	579,481	573,225
Gross Profit	67,651	57,798	54,612	169,044	154,519
Gross Profit %	31%	26%	28%	29%	27%
Operating Income	50,841	41,489	36,742	117,093	105,441
Operating Income %	24%	19%	19%	20%	18%
Backlog at end of period	619,000	403,000	621,000	619,000	403,000

Subsea Projects
Revenue	101,719	49,912	90,448	264,843	122,214
Gross Profit	22,202	23,326	20,149	54,262	32,896
Gross Profit %	22%	47%	22%	20%	27%
Operating Income	17,765	20,983	15,969	41,301	25,893
Operating Income %	17%	42%	18%	16%	21%

Asset Integrity
Revenue	113,588	71,633	113,660	320,704	199,751
Gross Profit	20,457	12,879	23,948	56,635	35,221
Gross Profit %	18%	18%	21%	18%	18%
Operating Income	14,556	8,858	16,444	37,538	24,087
Operating Income %	13%	12%	14%	12%	12%

Total Oil and Gas
Revenue	$655,573	$542,579	$604,693	$1,792,450	$1,449,542
Gross Profit	186,834	163,055	172,886	497,034	413,625
Gross Profit %	28%	30%	29%	28%	29%
Operating Income	149,886	131,384	133,323	383,757	321,026
Operating Income %	23%	24%	22%	21%	22%

In general, our Oil and Gas business focuses on supplying services and products to the deepwater sector of the offshore market. We are the world's largest provider of ROV services, and this business segment typically constitutes more than half of the operating income of our Oil and Gas business.

Our ROV segment revenue reflects the utilization percentages, fleet sizes and average pricing of the respective periods. Our operating income increased in the three- and nine-month periods ended September 30, 2012 compared to the corresponding periods of the prior year from higher demand in most of our operating areas, particularly in the U.S. Gulf of Mexico and offshore Africa. Our ROV operating income increase over the immediately preceding quarter was attributable to our international operations. We expect our full-year 2012 ROV operating income to exceed that of 2011 due to increases in fleet size and days on hire, led by higher demand in the U.S. Gulf of Mexico and offshore Africa. We expect to add at least 33 new ROVs in 2012, including the 28 we added in the first nine months, and to retire approximately 15, including the 10 ROVs we retired in the first nine months. We anticipate our ROV operating margin percentage for the year 2012 will approximate the 30% we achieved for 2011.

Our Subsea Products operating income for the three months ended September 30, 2012 was higher than that of the immediately preceding quarter on increased profit contributions from all of our major product lines, led by our installation and workover control system ("IWOCS") services and subsea hardware. Compared to the corresponding quarter of 2011, our Subsea Products operating income in the third quarter of 2012 improved on higher profitability from increased demand for tooling and IWOCS services. For the nine-month period ended September 30, 2012, compared to the corresponding period of 2011, our operating income increased from increased demand for our tooling. Our Subsea Products backlog was $619 million at September 30, 2012 compared to $382 million at December 31, 2011, with the increase primarily from umbilical orders we received in the second quarter of 2012. We believe Subsea Products operating income will be higher in 2012 compared to 2011 from improved results in our tooling operations.

In our Subsea Projects segment, our field service contract with BP plc offshore Angola, which began in the first quarter of 2012 and reached its anticipated full level of activity in the second quarter of 2012, was the primary source of the revenue and operating income increases for the nine-month period ended September 30, 2012 over the corresponding period of 2011. The first nine months of 2011 included income from the operations of our mobile offshore production unit, the Ocean Legend, which we sold in the third quarter of 2011. The third quarter of 2011 also included a gain of $18 million from the sale of the Ocean Legend. The $18 million gain is included as a reduction of costs of services in the determination of Income from Operations of the segment. Compared to the corresponding periods of the prior year, revenue also increased in the 2012 periods presented from the Subsea Projects operations, primarily in Australia, associated with AGR Field Operations Holdings AS and subsidiaries ("AGR FO"), which we acquired in December 2011. We expect our Subsea Projects operating income in 2012 to be higher than that of 2011 from our international expansion offshore Angola.

Our Asset Integrity revenue and operating income were higher in the three- and nine-month periods ended
September 30, 2012 compared to the corresponding periods of the prior year due to increased international service sales, including the operations associated with the AGR FO acquisition in December 2011. We expect our Asset Integrity operating income in 2012 to be higher than that of 2011 from our international operations, including those associated with the AGR FO acquisition.

Advanced Technologies

Revenue and margin information was as follows:

	Three Months Ended			Nine Months Ended
(dollars in thousands)	Sep 30, 2012	Sep 30, 2011	Jun 30, 2012	Sep 30, 2012	Sep 30, 2011
Revenue	$78,644	$59,629	$67,852	$209,205	$168,924
Gross Profit	9,753	10,517	10,926	28,402	24,086
Gross Profit %	12%	18%	16%	14%	14%
Operating Income	5,393	5,769	6,645	15,547	11,446
Operating Income %	7%	10%	10%	7%	7%

Advanced Technologies margin percentages in the three-month period ended September 30, 2012 declined from the corresponding quarter of the prior year due to a higher amount of cost pass-through work at little margin. The increase in operating income in the nine-month period ended September 30, 2012 compared to the corresponding period of the prior year was due to an escalation in engineering services for the U.S. Navy. We expect our Advanced Technologies operating income in 2012 to be higher than that of 2011 due to a higher level of U.S. Navy engineering work.

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

The following table sets forth our Unallocated Expenses for the periods indicated.

	Three Months Ended			Nine Months Ended
(dollars in thousands)	Sep 30, 2012	Sep 30, 2011	Jun 30, 2012	Sep 30, 2012	Sep 30, 2011
Gross profit expenses	$25,718	$20,476	$22,654	$70,106	$59,698
% of revenue	4%	3%	3%	4%	4%
Operating expenses	31,466	27,531	29,921	89,457	80,109
% of revenue	4%	5%	4%	4%	5%

The increases in operating expenses in the three- and nine-month periods ended September 30, 2012 compared to the corresponding periods of the prior year were due to higher incentive compensation and information technology expenses.

Other

The following table sets forth our significant financial statement items below the income from operations line.

	Three Months Ended			Nine Months Ended
(in thousands)	Sep 30, 2012	Sep 30, 2011	Jun 30, 2012	Sep 30, 2012	Sep 30, 2011
Interest income	$824	$204	$194	$1,362	$460
Interest expense	(1,282)	(387)	(1,256)	(3,083)	(746)
Equity earnings of unconsolidated affiliates	418	1,042	119	1,341	2,942
Other expense, net	(553)	(1,973)	(3,186)	(5,212)	(2,331)
Provision for income taxes	38,814	29,930	33,364	95,840	75,347

Interest expense increased in the three- and nine-month periods ended September 30, 2012 compared to the corresponding periods of 2011, as we had no debt during the 2011 periods. In addition to interest on borrowings, interest expense includes fees for lender commitments under our revolving credit agreement and fees for standby letters of credit and bank guarantees that banks issue on our behalf for performance bonds, bid bonds and self-insurance requirements.

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

Other expense, net consisted principally of foreign currency transaction gains and losses for all periods presented. During the three- and nine-month periods ended September 30, 2012, foreign currency losses primarily related to Brazil as the U.S. dollar strengthened relative to the Brazilian real.

The provisions for income taxes were related to U.S. income taxes that we provided at estimated annual effective rates using assumptions as to earnings and other factors that would affect the tax provision for the remainder of the year, and to the operations of foreign branches and subsidiaries that were subject to local income and withholding taxes. We anticipate our effective tax rate for 2012 will be 31.5%. The primary difference between our current 2012 estimated effective tax rate of 31.5% and the federal statutory tax rate of 35% reflects our intention to indefinitely reinvest in certain of our international operations; therefore, we do not provide for U.S. taxes on a portion of our foreign earnings. Our tax rate for the nine-month period ended September 30, 2011 differed from 31.5% due to the discrete tax benefit of $4.9 million we recognized, primarily attributable to amending prior years' U.S. federal income tax returns to reflect a broader interpretation of our revenue eligible for certain deductions allowable for oil and gas construction activities. In the three- and nine-month periods ended September 30, 2011, we also tax effected the $18 million gain on the sale of the Ocean Legend at the U.S. federal statutory tax rate of 35%

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
Because we operate in various oil and gas exploration and production regions in the world, we conduct a portion of our business in currencies other than the U.S. dollar. The functional currency for several of our international operations is the applicable local currency. A stronger U.S. dollar against the U.K. pound sterling, the Norwegian kroner and the Brazilian real may result in lower operating income. We manage our exposure to changes in foreign exchange rates principally through arranging compensation in U.S. dollars or freely convertible currency and, to the extent possible, by limiting compensation received in other currencies to amounts necessary to meet obligations denominated in those currencies. We use the exchange rates in effect as of the balance sheet date to translate assets and liabilities as to which the functional currency is the local currency, resulting in translation adjustments that we reflect as accumulated other comprehensive income or loss in the shareholders' equity section of our Consolidated Balance Sheets. We recorded adjustments of $27.0 million and $(12.9) million to our equity accounts for the nine months ended September 30, 2012 and 2011, respectively. Negative adjustments reflect the net impact of the strengthening of the U.S. dollar against various foreign currencies for locations where the functional currency is not the U.S. dollar. Conversely, positive adjustments reflect the effect of a weakening dollar.
We recorded foreign currency transaction losses of $0.7 million and $4.9 million in the three- and nine-month periods ended September 30, 2012 and $1.6 million and $2.2 million in the three- and nine-month periods ended September 30, 2011, respectively, that are included in Other expense, net in our Consolidated Income Statements.

Item 4.	Controls and Procedures.

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2012 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There has been no change in our internal control over financial reporting that occurred during the three months ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

Various actions and claims are pending against us, most of which are covered by insurance. Although we cannot predict the ultimate outcome of these matters, we believe the ultimate liability, if any, that may result from these actions and claims will not materially affect our results of operations, cash flow or financial position.

Item 6.        Exhibits.

			Registration or File Number	Form of Report	Report Date	Exhibit Number
*	3.01	Restated Certificate of Incorporation	1-10945	10-K	Dec. 2000	3.01
*	3.02	Certificate of Amendment to Restated Certificate of Incorporation	1-10945	8-K	May 2008	3.1
*	3.03	Amended and Restated Bylaws	1-10945	8-K	Dec. 2007	3.1
*	4.01	Letter Amendment No.1 dated as of September 7, 2012 to the $200,000,000 Private Shelf Facility dated as of September 9, 2009 between Oceaneering International, Inc. and Prudential Investment Management, Inc.	1-10945	8-K	Sep. 2012	10.1
*	10.01+	Form of 2012 Nonemployee Director Restricted Stock Agreement between Oceaneering and Paul B. Murphy, Jr.	1-10945	8-K	Feb. 2012	10.6
*	10.02+	Form of Indemnification Agreement between Oceaneering and Paul B. Murphy, Jr.	1-10945	8-K	May 2011	10.4
	31.01	Rule 13a – 14(a)/15d – 14(a) certification of principal executive officer
	31.02	Rule 13a – 14(a)/15d – 14(a) certification of principal financial officer
	32.01	Section 1350 certification of principal executive officer
	32.02	Section 1350 certification of principal financial officer
	101.INS	XBRL Instance Document
	101.SCH	XBRL Taxonomy Extension Schema Document
	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
	101.LAB	XBRL Taxonomy Extension Label Linkbase Document
	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

	*	Exhibit previously filed with the Securities and Exchange Commission, as indicated, and incorporated herein by reference.
	+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 1, 2012	/S/ M. KEVIN MCEVOY
Date	M. Kevin McEvoy
Chief Executive Officer and Director
(Principal Executive Officer)

November 1, 2012	/S/ MARVIN J. MIGURA
Date	Marvin J. Migura
Executive Vice President
(Principal Financial Officer)

November 1, 2012	/S/ W. CARDON GERNER
Date	W. Cardon Gerner
Senior Vice President and Chief Financial Officer
(Principal Accounting Officer)

Index to Exhibits

			Registration or File Number	Form of Report	Report Date	Exhibit Number
*	3.01	Restated Certificate of Incorporation	1-10945	10-K	Dec. 2000	3.01
*	3.02	Certificate of Amendment to Restated Certificate of Incorporation	1-10945	8-K	May 2008	3.1
*	3.03	Amended and Restated Bylaws	1-10945	8-K	Dec. 2007	3.1
*	4.01	Letter Amendment No.1 dated as of September 7, 2012 to the $200,000,000 Private Shelf Facility dated as of September 9, 2009 between Oceaneering International, Inc. and Prudential Investment Management, Inc.	1-10945	8-K	Sep. 2012	10.1
*	10.01+	Form of 2012 Nonemployee Director Restricted Stock Agreement between Oceaneering and Paul B. Murphy, Jr.	1-10945	8-K	Feb. 2012	10.6
*	10.02+	Form of Indemnification Agreement between Oceaneering and Paul B. Murphy, Jr.	1-10945	8-K	May 2011	10.4
	31.01	Rule 13a – 14(a)/15d – 14(a) certification of principal executive officer
	31.02	Rule 13a – 14(a)/15d – 14(a) certification of principal financial officer
	32.01	Section 1350 certification of principal executive officer
	32.02	Section 1350 certification of principal financial officer
	101.INS	XBRL Instance Document
	101.SCH	XBRL Taxonomy Extension Schema Document
	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
	101.LAB	XBRL Taxonomy Extension Label Linkbase Document
	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

	*	Exhibit previously filed with the Securities and Exchange Commission, as indicated, and incorporated herein by reference.
	+	Management contract or compensatory plan or arrangement.