Form 10-K
period 2012-12-31
OCEANEERING INTERNATIONAL INC
filed 2013-02-22
CIK 73756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☑  No
Aggregate market value of the voting stock held by nonaffiliates of the registrant computed by reference to the closing price of $47.86 of the Common Stock on the New York Stock Exchange as of June 29, 2012, the last business day of the registrant's most recently completed second quarter: $5,119,355,000
Number of shares of Common Stock outstanding at February 20, 2013: 108,150,640
Documents Incorporated by Reference:
Portions of the proxy statement relating to the registrant's 2013 annual meeting of shareholders, to be filed on or before April 30, 2013 pursuant to Regulation 14A of the Securities Exchange Act of 1934, are incorporated by reference to the extent set forth in Part III, Items 10-14 of this report.

Oceaneering International, Inc.
Form 10-K

PART I

Item 1.	Business.
GENERAL DEVELOPMENT OF BUSINESS
Oceaneering International, Inc. is a global oilfield provider of engineered services and products, primarily to the offshore oil and gas industry, with a focus on deepwater applications. Through the use of its applied technology expertise, Oceaneering also serves the defense, entertainment and aerospace industries. Oceaneering was organized as a Delaware corporation in 1969 out of the combination of three diving service companies founded in the early 1960s. Since our establishment, we have concentrated on the development and marketing of underwater services and products requiring the use of advanced deepwater technology. We are one of the world's largest underwater services contractors. The services and products we provide to the oil and gas industry include remotely operated vehicles, built-to-order specialty subsea hardware, engineering and project management, subsea intervention services, including manned diving, and asset integrity and nondestructive testing services. Our international operations, principally in the North Sea, West Africa, Brazil, Australia and Asia, accounted for approximately 66% of our revenue, or $1.8 billion, for the year ended December 31, 2012.
Our business segments are contained within two businesses – services and products provided to the oil and gas industry ("Oil and Gas") and all other services and products ("Advanced Technologies"). Our four business segments within the Oil and Gas business are Remotely Operated Vehicles ("ROVs"), Subsea Products, Subsea Projects and Asset Integrity. We report our Advanced Technologies business as one segment. Unallocated Expenses are expenses not associated with a specific business segment. These consist of expenses related to our incentive and deferred compensation plans, including restricted stock and bonuses, as well as other general expenses.
Oil and Gas. The focus of our Oil and Gas business has been toward increasing our asset base for providing services and products for deepwater offshore operations and subsea completions.
ROVs. We provide ROVs, which are submersible vehicles operated from the surface, to support drilling, subsea hardware installation, construction, pipeline inspection, survey and facilities inspection, maintenance and repair to customers in the oil and gas industry. We design and build our new ROVs in an in-house facility in Morgan City, LA. Should sufficient market demand and access to component parts exist, we believe we are capable of manufacturing over 50 ROVs per year. In 2012, we added 37 ROVs that we manufactured. We have grown our ROV fleet size to 289 at December 31, 2012 from 267 at December 31, 2011 and 260 at December 31, 2010.
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
Our Umbilical Solutions division provides various types of subsea umbilicals. Offshore operators use umbilicals to control subsea wellhead hydrocarbon flow rates, monitor downhole and wellhead conditions and perform chemical injection. Subsea umbilicals are also used to provide power and fluids to other subsea processing hardware, including pumps and gas separation equipment. We entered this market in 1994 through our purchase of the operating subsidiaries of Multiflex International Inc. During 1998, we constructed an umbilical plant in Brazil and relocated, modernized and increased the capabilities, including the production of steel tube umbilicals, of our umbilical manufacturing facility in Scotland. During 2004, we moved our U.S. facility to a new location, which has additional capacity and the capability of producing steel tube umbilicals, and added limited steel tube capability to our plant in Brazil. In 2006, we increased the thermoplastic umbilical capability at our Scotland facility. In 2010, we began to make modifications to our Brazil umbilical facility to increase its capabilities, and in 2012 we began to upgrade both our Brazil and Scotland plants to meet changing customer requirements.

Subsea Projects. Our Subsea Projects segment consists of our subsea installation, inspection, maintenance and repair services, principally in the U.S. Gulf of Mexico and offshore Africa, utilizing a fleet of two owned and four chartered dynamically positioned deepwater vessels with integrated high-specification work-class ROVs onboard, and four shallow water diving vessels and other assets. The deepwater vessels are equipped with thrusters that allow them to be dynamically positioned, which means they can maintain a constant position at a location without the use of anchors. They are used in the inspection, maintenance and repair of subsea facilities, pipeline or flowline tie-ins, pipeline crossings and installations. These vessels can carry and install coiled tubing or umbilicals required to bring subsea well completions into production (tie-back to production facilities). In 2012, we rechartered a larger deepwater vessel, the Ocean Intervention III, for two years, with extension options for up to three additional years. We have also chartered an additional larger deepwater vessel, the Olympic Intervention IV, for an initial term of five years, which began in the third quarter of 2008. We outfitted each of these larger deepwater vessels with two of our high-specification work-class ROVs, and we have been utilizing these vessels to perform subsea hardware installation and inspection, maintenance and repair projects, and to conduct well intervention services in the ultra-deep waters of the U.S. Gulf of Mexico. We also charter or lease dynamically positioned vessels on a short-term basis. In 2010, we acquired a vessel, which we renamed the Ocean Patriot, and we have converted it to a dynamically positioned saturation diving and ROV service vessel. We installed a new, 12-man saturation ("SAT") diving system on the vessel, and we placed the vessel into service in December 2011. In 2012, we moved the Ocean Intervention III to Angola and chartered the Bourbon Oceanteam 101 to work on a three-year field support contract. Under the contract, we supply project management, engineering, and two chartered vessels, each equipped with two Oceaneering work class ROVs. We are also providing ROV tooling, asset integrity services and installation and workover control system services. The customer for this contract has the option for us to provide a third vessel and has options to extend the contract for two additional one-year periods. In October 2012, we entered into a five-year charter for a U.S.-flagged multi-service support vessel that we intend to use in the U.S. Gulf of Mexico. The vessel currently is in a shipyard being modified, including changes to integrate two Oceaneering ROVs, and the charter will commence in March 2013. The vessel will be renamed the Ocean Alliance.
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
In December 2011, we purchased AGR Field Operations Holdings AS and subsidiaries (collectively, "AGR FO"), which provide inspection, maintenance, subsea engineering and field operations services, principally to the oil and gas industry. We report these operations in our Asset Integrity and Subsea Projects segments.
During the last five years, we have also made several small acquisitions to add complementary technology or niche markets.
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
FINANCIAL INFORMATION ABOUT SEGMENTS
For financial information about our business segments, please see the tables in Note 7 of the Notes to Consolidated Financial Statements in this report, which present revenue, income from operations, depreciation and amortization expense, equity earnings of unconsolidated affiliates and capital expenditures for 2012, 2011 and 2010, and identifiable assets, property and equipment and goodwill by business segment as of December 31, 2012 and 2011.

DESCRIPTION OF BUSINESS
Oil and Gas
Our Oil and Gas business consists of ROVs, Subsea Products, Subsea Projects and Asset Integrity.
ROVs. ROVs are submersible vehicles operated from the surface. We use our ROVs in the offshore oil and gas industry to perform a variety of underwater tasks, including drill support, vessel-based inspection, maintenance and repair, installation and construction support, pipeline inspection and surveys, and subsea production facility operation and maintenance. Work-class ROVs are outfitted with manipulators, sonar and video cameras, and may include specialized tooling packages and other equipment or features to facilitate the performance of specific underwater tasks. At December 31, 2012, we owned 289 work-class ROVs. We believe we operate the largest fleet of ROVs in the world. We also believe we are the industry leader in providing ROV services for drill support.

ROV revenue:	Amount	Percent of Total Revenue
	(in thousands)
2012	$853,520	31%
2011	755,033	34%
2010	662,105	34%
Subsea Products. We construct a variety of built-to-order specialty subsea hardware to ISO 9001 quality requirements. These products include:

•	various types of subsea umbilicals utilizing thermoplastic hoses and steel tubes;

•	tooling, ROV tooling and work packages;

•	production control equipment;

•	installation and workover control systems;

•	clamp connectors;

•	pipeline connector and repair systems;

•	subsea and topside control valves;

•	subsea chemical injection valves; and

•	blowout preventer control systems.
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

Subsea Products revenue:	Amount	Percent of Total Revenue
	(in thousands)
2012	$829,034	30%
2011	770,212	35%
2010	549,233	29%
Subsea Projects. We perform subsea oilfield hardware installation and inspection, maintenance and repair services. We service deepwater projects with dynamically positioned vessels that have Oceaneering ROVs onboard. We service shallow water projects with our manned diving operation utilizing dive support vessels and saturation diving systems.
We perform subsea intervention and hardware installation services, principally in the U.S. Gulf of Mexico and offshore Africa, from two owned and four chartered multiservice deepwater vessels that have Oceaneering ROVs onboard. These services include: subsea well tie-backs; pipeline/flowline tie-ins and repairs; pipeline crossings; umbilical and other subsea equipment installations; subsea intervention; and inspection, maintenance and repair activities.
We service oil and gas industry shallow water projects in the U.S. Gulf of Mexico with our manned diving operation utilizing the traditional diving techniques of air, mixed gas and saturation diving, all of which use surface-supplied breathing gas. We supply our diving services from four owned diving support vessels and other vessels and facilities. We do not use traditional diving techniques in water depths greater than 1,000 feet.

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

Subsea Projects revenue:	Amount	Percent of Total Revenue
	(in thousands)
2012	$379,571	13%
2011	167,477	8%
2010	247,538	13%
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

Asset Integrity revenue:	Amount	Percent of Total Revenue
	(in thousands)
2012	$435,381	16%
2011	266,577	12%
2010	223,469	12%
Advanced Technologies
Our Advanced Technologies segment provides engineering services and related manufacturing principally to the U.S. Department of Defense, NASA and its contractors, and the commercial theme park industry. The U.S. Navy is our largest customer in this segment, for whom we perform work primarily on surface ships and submarines.
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

Advanced Technologies revenue:	Amount	Percent of Total Revenue
	(in thousands)
2012	$285,098	10%
2011	233,364	11%
2010	234,700	12%

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
Major Customers. Our top five customers in 2012, 2011 and 2010 accounted for 34%, 30% and 32%, respectively, of our consolidated revenue. All of our top five customers were oil and gas exploration and production companies served by our Oil and Gas business segments. During 2012 and 2010, revenue from one customer, BP plc and subsidiaries, accounted for 13% and 12% of our total consolidated revenue, respectively. No individual customer accounted for more than 10% of our consolidated revenue during 2011.
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
ROVs. We believe we are the world's largest owner/operator of work-class ROVs employed in oil and gas related operations. At December 31, 2012, we owned 289 work-class ROVs, and we estimate that this represented approximately 36% of the work-class ROVs utilized in the oil and gas service industry. We compete with several major companies on a worldwide basis and with numerous others operating locally in various areas.
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
Subsea Products. There are many competitors offering specialized products. We are one of several companies that compete on a worldwide basis for the provision of thermoplastic and steel tube subsea control umbilicals, and compared to current and forecasted market demand, we are faced with overcapacity in the umbilical manufacturing market.
Subsea Projects. We perform subsea intervention and hardware installation services, principally in the U.S. Gulf of Mexico and offshore Africa, from two owned and four chartered multiservice deepwater vessels. We are one of many companies that offer these services. In general, our competitors can move their vessels to the Gulf of Mexico from other locations with relative ease. We also have many competitors that supply commercial diving services to the oil and gas industry in the Gulf of Mexico.
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
The amounts of backlog orders we believed to be firm as of December 31, 2012 and 2011 were as follows (in millions):

	As of December 31, 2012		As of December 31, 2011
	Total	1 + yr*	Total	1 + yr*
Oil and Gas
ROVs	$1,342	$681	$1,367	$745
Subsea Products	681	206	382	20
Subsea Projects	508	207	495	295
Asset Integrity	465	192	278	91
Total Oil and Gas	2,996	1,286	2,522	1,151
Advanced Technologies	162	5	153	4
Total	$3,158	$1,291	$2,675	$1,155

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
EMPLOYEES
As of December 31, 2012, we had approximately 10,900 employees. Our workforce varies seasonally and peaks during the summer months. We consider our relations with our employees to be satisfactory.
FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS
For financial information about our geographic areas of operation, please see the tables in Note 7 of the Notes to Consolidated Financial Statements in this report, which present revenue for 2012, 2011 and 2010 and long-lived assets as of December 31, 2012 and 2011 attributable to each of our major geographic areas. For a discussion of risks attendant to our foreign operations, see the discussion in Item 1A, "Risk Factors" under the heading "Our international operations involve additional risks not associated with domestic operations."
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
EXECUTIVE OFFICERS OF THE REGISTRANT
Executive Officers. The following information relates to our executive officers as of February 21, 2013:

NAME	AGE	POSITION	OFFICER SINCE	EMPLOYEE SINCE
M. Kevin McEvoy	62	President and Chief Executive Officer and Director	1990	1979
Marvin J. Migura	62	Executive Vice President	1995	1995
Roderick A. Larson	46	Senior Vice President and Chief Operating Officer	2012	2012
Knut Eriksen	62	Senior Vice President, Subsea Products	2010	2010
W. Cardon Gerner	58	Senior Vice President and Chief Financial Officer	2006	2006
Clyde W. Hewlett	58	Senior Vice President, Subsea Projects	2004	1988
Kevin F. Kerins	59	Senior Vice President, ROVs	2006	1978
David K. Lawrence	53	Vice President, General Counsel and Secretary	2012	2005
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
Roderick A. Larson joined Oceaneering in May 2012 as Senior Vice President and Chief Operating Officer.  Mr. Larson has worldwide responsibility for all of Oceaneering's oilfield business operations.  Mr. Larson previously held positions with Baker Hughes Incorporated from 1990 until he joined Oceaneering, serving most recently as President, Latin America Region from January 2011. Previously, he served as Vice President of Operations, Gulf of Mexico Region from 2009 to 2011, Gulf Coast Area Manager from 2007 to 2009, and Special Projects Leader Technical Training Task from 2006 to 2007.
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
W. Cardon Gerner, Senior Vice President and Chief Financial Officer, joined Oceaneering in 2006 as Vice President and Chief Accounting Officer, and was appointed to his current position in August 2011. From 1999 to 2006, he held various financial positions with Service Corporation International, a global provider of death-care services, serving as Vice President Accounting from 2002 to 2006. He also served as Senior Vice President and Chief Financial Officer of Equity Corporation International 1995 to 1999. He is a Certified Public Accountant.

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

Item 1A.Risk Factors.

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

A significant portion of our revenue is attributable to operations in foreign countries. These activities accounted for approximately 66% of our consolidated revenue in 2012. Risks associated with our operations in foreign areas include risks of:

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
Our exposure to the risks we described above varies from country to country. In recent periods, political instability and civil unrest in West Africa, particularly Nigeria, have been our greatest concerns. There is a risk that a continuation or worsening of these conditions could materially and adversely impact our future business, operations, financial condition and results of operations. Of our total consolidated revenue for 2012, we generated approximately 17% from our operations in West Africa.

Foreign exchange risks and fluctuations may affect our profitability on certain projects.
We operate on a worldwide basis with substantial operations outside the U.S. that subject us to U.S. dollar translation and economic risks. In order to manage some of the risks associated with foreign currency exchange rates, we sometimes enter into foreign currency derivative (hedging) instruments, especially when there is currency risk exposure that is not naturally mitigated via our contracts. However, these actions may not always eliminate all currency risk exposure, in particular for our long-term contracts. A disruption in the foreign currency markets, including the markets with respect to any particular currencies could adversely affect our hedging instruments and subject us to additional currency risk exposure. Based on fluctuations in currency, the U.S. dollar value of our backlog may from time to time increase or decrease significantly. We do not enter into derivative instruments for trading or other speculative purposes. Our operational cash flows and cash balances, though predominately held in U.S. dollars, may consist of different currencies at various points in time in order to execute our contracts globally. Non-U.S. asset and liability balances are subject to currency fluctuations when measured period to period for financial reporting purposes in U.S. dollars.
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

Recently adopted regulations related to “conflict minerals” could adversely impact our business.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 contains provisions to improve transparency and accountability concerning the supply of certain minerals, known as conflict minerals, originating from the Democratic Republic of Congo and adjoining countries (collectively, the “Covered Countries”). The term “conflict minerals” encompasses tantalum, tin, tungsten (and their ores) and gold. These minerals can be found in a vast array of products, including ROVs, umbilicals and other products we manufacture.

In August 2012, pursuant to the Dodd-Frank Act, the SEC adopted new annual disclosure and reporting requirements applicable to any company that files periodic public reports with the SEC, if any conflict minerals are necessary to the functionality or production of a product manufactured, or contracted to be manufactured, by that company. These new requirements will require us to conduct reasonable country-of-origin inquiries, beginning in 2013, to determine if we know or have reason to believe that any conflict minerals necessary to the functionality or production of our manufactured products may have originated from any of the Covered Countries. If we are not able to determine that such conflict minerals did not originate from any of the Covered Countries or conclude that there is no reason to believe that such conflict minerals may have originated in any of the Covered Countries, we would be required to perform supply chain due diligence on members of our supply chain to determine, among other things, whether such conflict minerals financed or benefited armed groups. New annual reporting requirements, requiring us to describe our reasonable country-of-origin inquiries, our due diligence measures, the results of those activities and our related determinations, will become applicable beginning in May 2014.

Because we have a highly complex, multi-layered supply chain, we may incur significant costs to comply with these new requirements. In addition, the implementation of these requirements could adversely affect the sourcing, supply and pricing of materials, including components, used in our products. We can provide no assurance that our suppliers (or suppliers to our suppliers) will be able or willing to provide all requested information or to take other steps necessary to ensure that no conflict minerals financing or benefiting armed groups are included in materials or components supplied to us for our manufacturing purposes. As there may be only a limited number of suppliers offering materials or components certified as “conflict free,” we cannot be sure that we will be able to obtain necessary materials or components from those suppliers in sufficient quantities or at competitive prices. We may face reputational challenges if we determine that certain of our products contain minerals not determined to be conflict free or if we are unable to sufficiently verify the origins for all conflict minerals necessary to the functionality or production of our manufactured products through the procedures we may implement. Also, we may encounter challenges to satisfy customers that may require all of the components of products purchased by them to be certified as conflict free. If we are not able to meet customer certification requirements, customers may choose to disqualify us as a supplier. In addition, since the applicability of the new conflict minerals requirements is limited to companies that file periodic reports with the SEC, not all of our competitors will need to comply with these requirements unless they are imposed by customers. As a result, those competitors may have cost and other advantages over us.
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

Oil and Gas. In general, our Oil and Gas business segments share facilities. Our location in Morgan City, Louisiana is the largest of these facilities and consists of ROV manufacturing and training facilities, vessel docking facilities, open and covered warehouse space and offices. The Morgan City facilities primarily support operations in the United States. We have regional support offices for our North Sea, West Africa, Brazil and Southeast Asia operations in: Aberdeen, Scotland; Stavanger and Bergen, Norway; Dubai, U.A.E.; Rio de Janeiro and Macaé, Brazil; Luanda, Angola; Perth and Melbourne, Australia; and Singapore. We also have operational bases in various other locations.

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

Item 4.	Mine Safety Disclosures.
Not applicable.
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
Our common stock is listed on the New York Stock Exchange under the symbol OII. We submitted to the New York Stock Exchange during 2012 a certification of our Chief Executive Officer regarding compliance with the Exchange's corporate governance listing standards. We also included as exhibits to this annual report on Form 10-K, as filed with the SEC, the certifications of our principal executive officer and principal financial officer required under Section 302 of the Sarbanes-Oxley Act of 2002.
The following table sets out, for the periods indicated, the high and low sales prices for our common stock as reported on the New York Stock Exchange (consolidated transaction reporting system):

	2012		2011
	High	Low	High	Low
For the quarter ended:
March 31	$57.16	$46.08	$45.55	$34.72
June 30	54.94	43.22	46.19	35.46
September 30	58.53	48.15	45.04	32.71
December 31	55.98	50.87	49.26	31.77
On February 15, 2013, there were 387 holders of record of our common stock. On that date, the closing sales price, as quoted on the New York Stock Exchange, was $63.54. In 2012, we declared quarterly cash dividends of $0.15 per share in the first quarter and $0.18 per share in each of the second, third and fourth quarters, and in 2011 we declared quarterly cash dividends of $0.15 per share in each of the second, third and fourth quarters. It is our intent to continue to pay a quarterly cash dividend; however, payment of future cash dividends will be at the discretion of our board of directors in accordance with applicable law, after taking into account various factors, including our financial condition, earnings, capital requirements, legal requirements, regulatory constraints, industry practice and any other factors that our board of directors believes are relevant.
In February 2010, our Board of Directors approved a plan to repurchase up to 12,000,000 shares of our common stock. Through December 31, 2012 under this plan, we repurchased 3,100,000 shares of our common stock for $86 million. We did not repurchase any shares in the fourth quarter of 2012.
EQUITY COMPENSATION PLAN INFORMATION
The following presents equity compensation plan information as of December 31, 2012:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	—	N/A	2,470,406
Equity compensation plans not approved by security holders	—	N/A	—
Total	—	N/A	2,470,406
We had no outstanding options, warrants or rights at December 31, 2012.
At December 31, 2012, there were: (1) no shares of Oceaneering common stock under equity compensation plans not approved by security holders available for grant; and (2) 2,470,406 shares of Oceaneering common stock under equity compensation plans approved by security holders available for grant in the form of stock options, stock appreciation rights or stock awards. We have not granted any stock options since 2005 and the Compensation Committee of our Board of Directors has expressed its intention to refrain from using stock options as a component of employee compensation for our executive officers and other employees for the foreseeable future. Additionally, our Board of Directors has expressed its intention to refrain from using stock options as a component of nonemployee director compensation for the foreseeable future. For a description of the material features of each of these plans, see Note 8 of Notes to Consolidated Financial Statements.

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
Results of Operations:

	Year Ended December 31,
(in thousands, except per share amounts)	2012	2011	2010	2009	2008
Revenue	$2,782,604	$2,192,663	$1,917,045	$1,822,081	$1,977,421
Cost of services and products	2,154,746	1,683,904	1,450,725	1,384,355	1,512,621
Gross margin	627,858	508,759	466,320	437,726	464,800
Selling, general and administrative expense	199,261	173,928	156,820	145,610	147,242
Income from operations	$428,597	$334,831	$309,500	$292,116	$317,558
Net income	$289,017	$235,658	$200,531	$188,353	$199,386
Diluted earnings per share	$2.66	$2.16	$1.82	$1.70	$1.78
Depreciation and amortization, including impairment charges	$176,483	$151,227	$153,651	$122,945	$115,029
Capital expenditures, including business acquisitions	$309,858	$526,645	$207,180	$175,021	$252,277
Other Financial Data:

	As of December 31,
(in thousands, except ratios)	2012	2011	2010	2009	2008
Working capital ratio	1.95	1.96	2.24	2.25	2.09
Working capital	$585,805	$482,747	$543,646	$485,592	$390,378
Total assets	$2,768,118	$2,400,544	$2,030,506	$1,880,287	$1,670,020
Long-term debt	$94,000	$120,000	$—	$120,000	$229,000
Shareholders’ equity	$1,815,460	$1,557,962	$1,390,215	$1,224,323	$967,654

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements in this annual report on Form 10-K, including, without limitation, statements regarding the following matters are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995:

•	our business strategy;

•	our plans for future operations;

•	industry conditions;

•
our expectations about 2013 earnings per share and segment operating results, and the factors underlying those expectations, including our expectations about demand for our deepwater oilfield services and products as a result of the factors we specify in "Overview" and "Results of Operations" below;

•	projections relating to floating rigs to be placed in service and subsea tree orders;

•	the adequacy of our liquidity and capital resources to support our operations and internally generated growth initiatives;

•	our projected capital expenditures for 2013;

•	our plans to add ROVs to our fleet;

•	our belief that our goodwill will not be impaired during 2013;

•	the adequacy of our accruals for uninsured expected liabilities from workers' compensation, maritime employer's liability and general liability claims;

•	our belief that our total unrecognized tax benefits will not significantly increase or decrease in the next 12 months;

•	our expectations about the cash flows from our investment in Medusa Spar LLC, and the factors underlying those expectations;

•	our backlog; and

•	our expectations regarding the effect of inflation in the near future.
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
Overview
The table that follows sets out our revenue and operating results for 2012, 2011 and 2010.

	Year Ended December 31,
(dollars in thousands)	2012	2011	2010
Revenue	$2,782,604	$2,192,663	$1,917,045
Gross Margin	627,858	508,759	466,320
Gross Margin %	23%	23%	24%
Operating Income	428,597	334,831	309,500
Operating Income %	15%	15%	16%
Net Income	289,017	235,658	200,531
During 2012, we generated approximately 90% of our revenue, and 96% of our operating income before Unallocated Expenses, from services and products we provided to the oil and gas industry. In 2012, our revenue increased by 27%, with the largest increase occurring in our Subsea Projects segment, which increased 127%, principally from our field service contract offshore Angola that began during the first quarter of 2012.

The $289 million consolidated net income we earned in 2012 was the highest in our history. The $53 million increase from 2011 net income was attributable to higher profit contributions from all of our operating segments:

•	our Subsea Projects segment, which had $31 million more operating income on $212 million more revenue;

•	our Subsea Products segment, which had $29 million more operating income on $59 million more revenue;

•	our ROV segment, which had $24 million more operating income on $98 million more revenue;

•	our Asset Integrity segment, which had $15 million more operating income on $169 million more revenue; and

•	our Advanced Technologies segment, which had $5 million more operating income on $52 million more revenue.

In 2012, we invested in the following major capital projects:

•	additions of and upgrades to our work-class ROVs; and

•	expansion in our Subsea Products segment, including the addition of more umbilical plant capabilities and an expansion of our rental tooling suite.

We expect our 2013 diluted earnings per share to be in the range of $3.00 to $3.25, as compared to $2.66 in 2012. We anticipate continued global demand growth to support deepwater drilling, field development, and inspection, maintenance and repair activities. Compared to 2012, in 2013 we are forecasting an increase in all our operating business segments, including:

•	ROV, on greater service demand to support drilling and vessel-based projects;

•	Subsea Products, on higher demand for all our major product lines, led by subsea hardware; and

•	Subsea Projects, on a full year of operations under our field service contract offshore Angola.
We use our ROVs to provide drilling support, vessel-based inspection, maintenance and repair, subsea hardware installation, construction, pipeline inspection, and survey services to customers in the oil and gas industry. The largest percentage of our ROVs has historically been used to provide drill support services. Therefore, the number of floating drilling rigs on hire is a leading market indicator for this business. The following table shows average floating rigs under contract and our ROV utilization.

	2012	2011	2010
Average number of floating rigs under contract	268	238	220
ROV days on hire (in thousands)	82	73	69
ROV utilization	80%	77%	75%
Demand for floating rigs is our primary driver of future growth prospects. According to industry data published by IHS-Petrodata, at the end of 2012, there were 301 floating drilling rigs in the world, with 271 of the rigs under contract. Of the 271 rigs under contract, 78% are contracted through 2013. Ninety-three additional floating rigs were on order, and 57 of these 93 have been contracted long-term, for an average term of approximately 10 years. We estimate approximately 18 floating rigs will be placed in service during 2013, and we have ROV contracts on four of those. Competitors have the ROV contracts on four rigs, leaving 10 contract opportunities.
In addition to floating rig demand, subsea tree completions are another leading indicator of the strength of the deepwater market and the primary demand driver for our Subsea Products lines. According to industry data published by Quest Offshore Resources, Inc., there were less than 600 subsea completions before 1990, approximately 1,100 in the decade of the 1990s, approximately 3,100 in the decade of the 2000s, and Quest forecasts approximately 4,200 for the decade of the 2010s. Quest also projects the global market for subsea tree orders is expected to increase 66% in the 2012-2016 time period compared to the previous five years.
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

We account for significant fixed-price contracts, which we enter into mainly in our Subsea Products segment, and occasionally in our Subsea Projects and Advanced Technologies segments, using the percentage-of-completion method. In 2012, we accounted for 11% of our revenue using the percentage-of-completion method. In determining whether a contract should be accounted for using the percentage-of-completion method, we consider whether:

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
Goodwill. We account for business combinations using the acquisition method of accounting, with the acquisition price being allocated to the assets acquired and liabilities assumed based on their fair market values at the date of acquisition. In September 2011, the Financial Accounting Standards Board ("FASB") issued an update regarding goodwill impairment testing. Under the update, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is more likely than not that the fair value of a reporting unit exceeds its carrying amount, performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test. This update was effective for us January 1, 2012, and earlier adoption was permitted. We have applied this update commencing in 2011. The provisions of the update have not had a material effect on our financial position or results of operations. Prior to 2011, we tested the goodwill attributable to each of our reporting units for impairment annually, or more frequently whenever events or changes in circumstances indicated that the carrying amounts may not have been appropriate. We estimated fair value of the reporting units using both an income approach, which considers a discounted cash flow model, and a market approach. For reporting units with significant goodwill, we do not believe our goodwill will be impaired during 2013.
Loss Contingencies. We self-insure for workers' compensation, maritime employer's liability and comprehensive general liability claims to levels we consider financially prudent, and beyond the self-insurance level of exposure we carry insurance, which can be by occurrence or in the aggregate. We determine the level of accruals for claims exposure by reviewing our historical experience and current year claim activity. We do not record accruals on a present-value basis. We review larger claims with insurance adjusters and establish specific reserves for known liabilities. We establish an additional reserve for incidents incurred but not reported to us for each year using our estimates and based on prior experience. We believe we have established adequate accruals for uninsured expected liabilities arising from those obligations. However, it is possible that future earnings could be affected by changes in our estimates relating to these matters.

We are involved in various claims and actions against us, most of which are covered by insurance. We believe that our ultimate liability, if any, that may result from these claims and actions will not materially affect our financial position, cash flows or results of operations.

Income Taxes. Our tax provisions are based on our expected taxable income, statutory rates and tax-planning opportunities available to us in the various jurisdictions in which we operate. Determination of taxable income in any jurisdiction requires the interpretation of the related tax laws. We are at risk that a taxing authority's final determination of our tax liabilities may differ from our interpretation. Our effective tax rate may fluctuate from year to year as our operations are conducted in different taxing jurisdictions, the amount of pre-tax income fluctuates and our estimates regarding the realizability of items such as foreign tax credits may change. In 2012, 2011 and 2010, we recorded reductions of income tax expense of
$3.0 million, $0.9 million and $1.0 million, respectively, resulting from a combination of expiring statutes of limitations and the resolution of uncertain tax positions related to certain tax liabilities we recorded in prior years. Current income tax expense represents either nonresident withholding taxes or the liabilities expected to be reflected on our income tax returns for the current year, while the net deferred income tax expense or benefit represents the change in the balance of deferred tax assets or liabilities as reported on our balance sheet.
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
We account for any applicable interest and penalties on uncertain tax positions as a component of our provision for income taxes on our financial statements. We reduced our provision for income taxes in 2012 by $2.7 million for penalties and interest for uncertain tax positions, which brought our total liabilities for penalties and interest on uncertain tax positions to $1.7 million on our balance sheet at December 31, 2012. Including associated foreign tax credits and penalties and interest, we have accrued a net total of $6.5 million in the caption "other long-term liabilities" on our balance sheet at December 31, 2012 for unrecognized tax benefits. All additions or reductions to those liabilities affect our effective income tax rate in the periods of change.
We do not believe that the total of unrecognized tax benefits will significantly increase or decrease in the next 12 months.
For a summary of our major accounting policies and a discussion of recently adopted accounting standards, please see Note 1 to our Consolidated Financial Statements.
Liquidity and Capital Resources

We consider our liquidity and capital resources adequate to support our operations and growth initiatives. At
December 31, 2012, we had working capital of $586 million, including cash and cash equivalents of $121 million. Additionally, we had $206 million available through a revolving credit facility under a credit agreement (the "Credit Agreement"), which is scheduled to expire on January 6, 2017. Our maximum borrowings and our total interest costs, including commitment fees, under the Credit Agreement and our prior revolving credit agreement during the year ended December 31, 2012 were $150 million and $2.0 million, respectively.

The Credit Agreement provides for a five-year, $300 million revolving credit facility. Subject to certain conditions, the aggregate commitments under the facility may be increased by up to $200 million by obtaining additional commitments from existing and/or new lenders. Borrowings under the facility may be used for working capital and general corporate purposes. Revolving borrowings under the facility bear interest at an adjusted base rate or the eurodollar Rate (as defined in the agreement), at our option, plus an applicable margin. Depending on our debt to capitalization ratio, the applicable margin varies (1) in the case of adjusted base rate advances, from 0.125% to 0.750% and (2) in the case of eurodollar advances, from 1.125% to 1.750%.

The Credit Agreement contains various covenants that we believe are customary for agreements of this nature, including, but not limited to, restrictions on the ability of each of our restricted subsidiaries to incur unsecured debt, as well as restrictions on our ability and the ability of each of our restricted subsidiaries to incur secured debt, grant liens, make certain investments, make distributions, merge or consolidate, sell assets, enter into transactions with affiliates and enter into certain restrictive agreements. We are also subject to an interest coverage ratio and a debt to capitalization ratio. The Credit Agreement includes customary events and consequences of default.

Our capital expenditures, including business acquisitions, for 2012, 2011 and 2010 were $310 million, $527 million and
$207 million, respectively. Our capital expenditures in 2012 included $198 million for expanding and upgrading our ROV fleet. In 2012, we also invested $68 million in our Subsea Products business, largely to increase the capabilities of our umbilical plants in Brazil and Scotland and to expand our suite of subsea rental tooling. Capital expenditures in 2011 included expenditures for: the acquisition of AGR Field Operations Holdings AS and subsidiaries ("AGR FO") for $220 million, which are in our Asset Integrity and Subsea Projects segments; Norse Cutting and Abandonment AS ("NCA") for $50 million, which is in our Subsea Products segment; additions and upgrades to our ROV fleet; and conversion of the Ocean Patriot to a dynamically positioned saturation diving vessel and completion of its saturation diving system in our Subsea Projects segment. Capital expenditures in 2010 included expenditures for: additions and upgrades to our ROV fleet; two vessels and a saturation diving system in our Subsea Project segment; a business acquisition in our Subsea Products segment; and modifications to our Brazil umbilical manufacturing facility.
Our capital expenditures during 2012, 2011 and 2010 included $198 million, $136 million and $109 million, respectively, in our ROV segment, principally for additions and upgrades to our ROV fleet to expand the fleet and replace units we retired and for facilities infrastructure to support our growing ROV fleet size. We plan to continue adding ROVs at levels we determine appropriate to meet market opportunities as they arise. We added 37, 24 and 22 ROVs to our fleet and retired 15, 16 and 10 units during 2012, 2011 and 2010, respectively, and transferred one to our Advanced Technologies segment in 2011, resulting in a total of 289 work-class systems in the fleet at December 31, 2012.
In 2012, we rechartered a large deepwater vessel, the Ocean Intervention III, for two years, with extension options for up to three additional years. We have also chartered a larger deepwater vessel, the Olympic Intervention IV, for an initial term of five years, which began in the third quarter of 2008. We outfitted each of these larger deepwater vessels with two of our high-specification work-class ROVs, and we have utilized these vessels to perform subsea hardware installation and inspection, maintenance and repair projects, and to conduct well intervention services in the ultra-deep waters of the U.S. Gulf of Mexico. In 2012, we moved the Ocean Intervention III to Angola and chartered the Bourbon Oceanteam 101 to work on a three-year field support contract. The customer for this contract has the option for us to provide a third vessel and has options to extend the contract for two additional one-year periods. In October 2012, we entered into a five-year charter for a U.S.-flagged multi-service support vessel that we intend to use in the U.S. Gulf of Mexico. The vessel currently is in a shipyard being modified, including changes to integrate two Oceaneering ROVs, and the charter will commence in March 2013. The vessel will be renamed the Ocean Alliance.

Our principal source of cash from operating activities is our net income, adjusted for the non-cash expenses of depreciation and amortization, deferred income taxes and noncash compensation under our restricted stock plans. Our $439 million,
$289 million and $442 million of cash provided from operating activities in 2012, 2011 and 2010, respectively, were affected by cash increases/(decreases) of $(94) million, $(100) million, and $12 million, respectively, of changes in accounts receivable, $(76) million, $(11) million and $(1) million, respectively, of changes in inventory and $87 million, $9 million and $56 million, respectively, in changes in accounts payable and accrued liabilities. In 2012, the increase in accounts receivable was largely attributable to increased revenue in the fourth quarter of 2012 compared to the fourth quarter of 2011. The increase in inventory in 2012 was principally in our Subsea Products and ROV segments: Subsea Products in preparation for production related to the higher backlog levels at December 31, 2012 as compared to those at December 31, 2011; and ROV in anticipation of adding additional units. In 2012, the changes in accounts payable and accrued expenses related to higher accruals for payroll and project costs and an increase in progress payments received from customers. In 2011, the increase in accounts receivable was largely attributable to increased revenue in the fourth quarter of 2011 compared to the corresponding quarter of 2010, and the mix of revenue with a higher percentage of our 2011 revenue coming from our international operations. In 2010, the changes in accounts payable and accrued expenses related primarily to an increase in progress payments received from customers.
In 2012, we used $306 million in investing activities, with $310 million used to make the capital expenditures and business acquisitions described above.
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

In 2012, we used $118 million in financing activities, principally for the payment of cash dividends of $75 million, repayment against our revolving credit facility of $26 million and common stock share repurchases of $19 million. In 2011, we generated $55 million in financing activities. We borrowed $120 million under our revolving credit facility, and we used $49 million for the payment of cash dividends and $17 million for common stock share repurchases. In 2010, we: (1) repaid $100 million against our revolving credit facility; (2) paid the remaining $20 million due under our Senior Notes; and (3) paid $50 million for common stock share repurchases.
In February 2010, our Board of Directors approved a plan to repurchase up to 12,000,000 shares of our common stock. The timing and amount of any repurchases will be determined by our management. We expect that any shares repurchased under the plan will be held as treasury stock for future use. The plan does not obligate us to repurchase any particular number of shares. Through December 31, 2012, we repurchased 3,100,000 shares at a cost of $86 million under the plan, including the 400,000 shares we repurchased for $19 million during 2012. As of December 31, 2012, we retained 2,926,514 shares we had repurchased. We expect that shares we reissue will be primarily in connection with our stock-based compensation plans.
Because of our significant foreign operations, we are exposed to currency fluctuations and exchange rate risks. We generally minimize these risks primarily through matching, to the extent possible, revenue and expense in the various currencies in which we operate. Cumulative translation adjustments as of December 31, 2012 relate primarily to our net investments in, including long-term loans to, our foreign subsidiaries. A stronger U.S. dollar against the U.K. pound sterling and the Norwegian kroner would result in lower operating income. See Item 7A – "Quantitative and Qualitative Disclosures About Market Risk."

Results of Operations
Additional information on our business segments is shown in Note 7 of the Notes to Consolidated Financial Statements included in this report.
Oil and Gas. The table that follows sets out revenue and profitability for the business segments within our Oil and Gas business.

	Year Ended December 31,
(dollars in thousands)	2012	2011	2010
Remotely Operated Vehicles
Revenue	$853,520	$755,033	$662,105
Gross Margin	289,929	260,287	247,619
Gross Margin %	34%	34%	37%
Operating Income	248,972	224,705	211,725
Operating Income %	29%	30%	32%
Days available	102,225	94,999	91,667
Utilization %	80%	77%	75%
Subsea Products
Revenue	829,034	770,212	549,233
Gross Margin	241,240	207,804	161,081
Gross Margin %	29%	27%	29%
Operating Income	170,959	142,184	108,522
Operating Income %	21%	18%	20%
Backlog at end of period	681,000	382,000	384,000
Subsea Projects
Revenue	379,571	167,477	247,538
Gross Margin	80,944	42,004	56,165
Gross Margin %	21%	25%	23%
Operating Income	63,461	32,662	46,910
Operating Income %	17%	20%	19%
Asset Integrity
Revenue	435,381	266,577	223,469
Gross Margin	71,100	46,109	41,698
Gross Margin %	16%	17%	19%
Operating Income	45,196	30,560	25,893
Operating Income %	10%	11%	12%
Total Oil and Gas
Revenue	$2,497,506	$1,959,299	$1,682,345
Gross Margin	683,213	556,204	506,563
Gross Margin %	27%	28%	30%
Operating Income	528,588	430,111	393,050
Operating Income %	21%	22%	23%
In response to continued increasing demand to support deepwater drilling and vessel-based inspection, maintenance and repair ("IMR") and installation work, we have continued to build new ROVs. These new vehicles are designed for use around the world in water depths of 10,000 feet or more. We added 37, 24 and 22 ROVs in 2012, 2011 and 2010, respectively, while retiring 41 units over the three-year period and transferring one to our Advanced Technologies segment in 2011. We have grown our ROV fleet size at December 31 to 289 for 2012 from 267 at 2011 and 260 at 2010. We plan to continue adding ROVs at levels we determine appropriate to meet market opportunities.

For 2012, our ROV revenue and operating income improved over 2011 from (1) higher demand, particularly offshore Africa and in the U.S. Gulf of Mexico for the provision of drill support and vessel-based services, and (2) the expansion of our fleet to meet the increased demand.

For 2011, our ROV revenue and operating income increased over 2010 from increased days on hire, as we had more systems available and had higher utilization due to increased international demand. Our operating income margin decreased as a result of geographic mix, as our aggregate international ROV operations have lower margins than our U.S. Gulf of Mexico operations.

We anticipate ROV operating income to increase in 2013 as a result of an increase in days on hire, with an increase in our fleet utilization to 82% or more, and a return to an operating margin of approximately 30%. We anticipate adding 30 to 35 vehicles in 2013, which should add to our days available and days on hire over 2012. We currently expect to retire, on average, 4% to 5% of our fleet on an annual basis.
Subsea Products revenue and operating income for 2012 increased over 2011 from higher demand for tooling to support deepwater drilling operations and IMR projects. Tooling to support drilling includes ROV accumulator skids to perform tests on blowout preventers ("BOPs"), BOP panels and well-containment spill-response hardware. Tooling to support IMR projects featured use of our flowline remediation system to eliminate hydrates in large diameter or long offset flowlines, and our acid injection system to perform well stimulations. Our margin was higher as umbilical sales, which typically have a lower margin than the rest of our Subsea Products, represented a smaller percentage of total segment revenue.
Our Subsea Products operating income for 2011 increased over 2010 on better umbilical plant throughput, higher installation and workover control system ("IWOCS") services, and growth in demand for our subsea hardware and tooling, partially due to our addition of cutting and abandonment capabilities in March 2011. Our operating margin percentage was lower due to product mix, with umbilicals being a higher percentage of Subsea Products revenue in 2011.
We anticipate our Subsea Products segment operating income in 2013 to be higher than in 2012, as we expect higher demand for all our major product categories, led by subsea hardware. We expect our margin to decrease from that of 2012, as we anticipate umbilical revenue will become a higher percentage of total segment revenue. Our Subsea Products backlog was $681 million at December 31, 2012, approximately 78% higher than it was at December 31, 2011.
Our 2012 revenue and operating income for Subsea Projects was higher than in 2011 on an international expansion of our work under our field services contract offshore Angola and higher demand in the U.S. Gulf of Mexico.
Our 2011 Subsea Projects revenue and operating income declined from 2010 due to lower demand for our shallow water diving and deepwater vessel services in the U.S. Gulf of Mexico. In 2011, we recorded a gain of $19.6 million on the sale of the Ocean Legend, a mobile offshore production system.
We anticipate our 2013 operating income for Subsea Projects to be higher than in 2012 on a full year of work under our field services contract offshore Angola.
Our Asset Integrity segment revenue and operating income were higher in 2012 as compared to 2011 on higher service sales in most of the geographic areas we serve, and particularly in Norway due to our acquisition in December 2011. Our Asset Integrity revenue and operating income were higher in 2011 than in 2010 on higher service demand in Europe and Central Asia. We expect a slight improvement in our Asset Integrity operating income in 2013 on better execution and improved operational efficiency.
Advanced Technologies. The table that follows sets out revenue and profitability for this segment.

	Year Ended December 31,
(dollars in thousands)	2012	2011	2010
Revenue	$285,098	$233,364	$234,700
Gross Margin	38,681	33,774	32,510
Gross Margin %	14%	14%	14%
Operating Income	21,182	16,661	16,934
Operating Income %	7%	7%	7%
Our Advanced Technologies operating income in 2012 was higher than that of 2011 on higher engineering and vessel maintenance work for the U.S. Navy and higher levels of entertainment industry contracts. Our Advanced Technologies segment operating income results in 2011 were similar to those in 2010. We anticipate our Advanced Technologies 2013 operating income will be higher than that of 2012 due to higher levels of theme park entertainment work.
Unallocated Expenses. Our unallocated expenses, i.e., those not associated with a specific business segment, within gross margin consist of expenses related to our incentive and deferred compensation plans, including restricted stock and bonuses, as well as other general expenses. In 2010, a portion of our restricted stock expense varied with the market price of our common stock. Our unallocated expenses within operating income consist of those within gross margin plus general and administrative expenses related to corporate functions.
The table that follows sets out our unallocated expenses.

	Year Ended December 31,
(dollars in thousands)	2012	2011	2010
Gross margin expenses	$(94,036)	$(81,219)	$(72,753)
% of revenue	3%	4%	4%
Operating expenses	(121,173)	(111,941)	(100,484)
% of revenue	4%	5%	5%
Our unallocated gross margin and operating expenses increased in each of 2012 and 2011, primarily due to higher compensation related to incentive plans. In 2011, we also incurred additional expenses associated with acquisition-related activities and international tax restructuring.
Other. The table that follows sets forth our significant financial statement items below the operating income line.

	Year Ended December 31,
(dollars in thousands)	2012	2011	2010
Interest income	$1,935	$888	$580
Interest expense, net of amounts capitalized	(4,218)	(1,096)	(6,010)
Equity earnings of unconsolidated affiliates	1,673	3,801	2,078
Other income (expense), net	(6,065)	(539)	(926)
Provision for income taxes	132,905	102,227	104,691

Interest expense increased in 2012 compared to 2011 from higher debt levels after we increased our borrowings to fund an acquisition in December 2011. Interest expense decreased in 2011 from 2010, primarily from lower interest rates on LIBOR-based borrowings under our revolving credit agreement and term loan, and lower debt levels. We did not capitalize any interest in 2012 or 2011. We capitalized $0.3 million of interest in 2010. Interest expense in 2010 included $2.9 million to terminate an interest rate hedge.
We earn equity income from our 50% investment in Medusa Spar LLC. Medusa Spar LLC owns 75% of a production spar in the U.S. Gulf of Mexico and earns its revenue from fees charged on production processed through the facility. Throughput declined in 2012 due to normal well production decline. Throughput increased in 2011 over 2010 due to additional wells added to the spar.
We expect Medusa Spar LLC revenue and our equity share of its earnings will decline in 2013 due to normal well production decline. Medusa Spar LLC's revenue could be increased if the operator of the producing wells receives regulatory approval to start producing from other zones in the existing wells, which are anticipated to have higher flow rates than the currently-producing zones, or is able to connect more wells to the spar. We do not anticipate these events will occur in 2013.
Included in other income (expenses), net are foreign currency transaction gains/(losses) of $(5.4) million, $(0.4) million and $(2.8) million for 2012, 2011 and 2010, respectively. In 2010, we also earned a fee of $2.1 million for serving as the stalking horse bidder in an asset auction proceeding.
Our effective tax rate, including foreign, state and local taxes, was 31.5%, 30.3%, and 34.3% for 2012, 2011 and 2010, respectively, which included a combination of expiring statutes of limitations and the resolution of uncertain tax positions of $3.0 million, $0.9 million and $1.0 million, respectively, related to certain liabilities for uncertain tax positions we recorded in prior years. The primary difference between our 2012 and 2011 effective tax rates and the U.S. federal statutory rate of 35% reflects our intent to indefinitely reinvest in certain of our international operations. Therefore, we are no longer providing for U.S. taxes on a portion of our foreign earnings. The effective tax rate of 30.3% in our financial statements for 2011 is a result of our effective rate of 31.5% adjusted by $4.9 million of additional tax benefits, primarily attributable to amending prior years'

U.S. federal income tax returns to reflect a broader interpretation of our pre-tax income eligible for certain deductions allowable for oil and gas construction activities, and tax effecting the $19.6 million gain on the sale of the Ocean Legend at the U.S. federal statutory rate of 35%. We anticipate our effective tax rate in 2013 will be approximately 31.5%.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements, as defined by SEC rules.
Contractual Obligations
At December 31, 2012, we had payments due under contractual obligations as follows:

(dollars in thousands)	Payments due by period
	Total	2013	2014-2015	2016-2017	After 2017
Long-term Debt	$94,000	$—	$—	$94,000	$—
Vessel Charters	147,988	63,786	61,727	20,586	1,889
Other Operating Leases	118,916	29,168	37,501	21,103	31,144
Purchase Obligations	335,274	333,532	1,405	337	—
Other Long-term Obligations reflected on our balance sheet under GAAP	55,586	1,453	3,065	3,244	47,824
TOTAL	$751,764	$427,939	$103,698	$139,270	$80,857
At December 31, 2012, we had outstanding purchase order commitments totaling $335 million, including approximately $44 million for specialized steel tubes to be used in our manufacturing of steel tube umbilicals by our Subsea Products segment and $12 million for ROV winches. We have ordered the specialized steel tubes in advance to meet expected sales commitments. The winches have been ordered for new ROVs and for anticipated replacements due to normal wear and tear. Should we decide not to accept delivery of the steel tubes, we would incur cancellation charges of at least 10% of the amount canceled.

In 2001, we entered into an agreement with our Chairman (the "Chairman") who was also then our Chief Executive Officer. That agreement was amended in 2006 and in 2008. Pursuant to the amended agreement, the Chairman relinquished his position as Chief Executive Officer in May 2006 and began his post-employment service period on December 31, 2006, which continued through August 15, 2011, during which service period the Chairman, acting as an independent contractor, agreed to serve as nonexecutive Chairman of our Board of Directors. The agreement provides the Chairman with post-employment benefits for ten years following August 15, 2011. The agreement also provides for medical coverage on an after-tax basis to the Chairman, his spouse and children for their lives. We recognized the net present value of the post-employment benefits over the expected service period. Our total accrued liabilities, current and long-term, under this post-employment benefit were
$6.8 million and $7.3 million at December 31, 2012 and 2011, respectively.
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
Because we operate in various oil and gas exploration and production regions in the world, we conduct a portion of our business in currencies other than the U.S. dollar. The functional currency for several of our international operations is the applicable local currency. A stronger U.S. dollar against the U.K. pound sterling and the Norwegian kroner would result in lower operating income. We manage our exposure to changes in foreign exchange rates principally through arranging compensation in U.S. dollars or freely convertible currency and, to the extent possible, by limiting compensation received in other currencies to amounts necessary to meet obligations denominated in those currencies. We use the exchange rates in effect as of the balance sheet date to translate assets and liabilities as to which the functional currency is the local currency, resulting in translation adjustments that we reflect as accumulated other comprehensive income or loss in the shareholders' equity section of our Consolidated Balance Sheets. We recorded adjustments of $44.8 million, $(18.4) million and $1.9 million to our equity accounts in 2012, 2011 and 2010, respectively. Negative adjustments reflect the net impact of the strengthening of the U.S. dollar against various foreign currencies for locations where the functional currency is not the U.S. dollar. Conversely, positive adjustments reflect the effect of a weakening dollar.
We recorded foreign currency transaction gains (losses) of $(5.4) million, $(0.4) million and $(2.8) million that are included in Other income (expense), net in our Consolidated Income Statements in 2012, 2011 and 2010, respectively.

Item 8.	Financial Statements and Supplementary Data.
In this report, our consolidated financial statements and supplementary data appear following the signature page to this report and are incorporated into this item by reference.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

Item 9A.	Controls and Procedures.
Disclosure Controls and Procedures
In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2012 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. There has been no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Under the supervision and with the participation of our management, including our principal executive, financial and accounting officers, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in "Internal Control – Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included a review of the documentation surrounding our financial reporting controls, an evaluation of the design effectiveness of these controls, testing of the operating effectiveness of these controls and an evaluation of our overall control environment. Based on that evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2012.
Ernst & Young LLP, the independent registered public accounting firm that audited our financial statements, has audited our internal control over financial reporting, as stated in their report that follows.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Oceaneering International, Inc.
We have audited the internal control over financial reporting of Oceaneering International, Inc. and Subsidiaries
(the "Company") as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO criteria"). The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, cash flows, and shareholders' equity for each of the three years in the period ended December 31, 2012, and our report dated February 21, 2013 expressed an unqualified opinion thereon.

Houston, Texas	/s/ ERNST & YOUNG LLP
February 21, 2013

Item 9B.    Other Information.
None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance.
The information with respect to the directors and nominees for election to our Board of Directors is incorporated by reference from the section "Election of Directors" in our definitive proxy statement to be filed on or before April 30, 2013, relating to our 2013 Annual Meeting of Shareholders.
Information concerning our Audit Committee and the audit committee financial experts is incorporated by reference from the sections entitled "Election of Directors – Corporate Governance" and "The Audit Committee" in the proxy statement referred to in this Item 10. Information concerning our Code of Ethics is incorporated by reference from the section entitled "Election of Directors – Code of Ethics" for the Chief Executive Officer and Senior Financial Officers in the proxy statement previously referred to in this Item 10.
The information with respect to our executive officers is provided under the heading "Executive Officers of the Registrant" following Item 1 of Part I of this report. There are no family relationships between any of our directors or executive officers.
The information with respect to the reporting by our directors and executive officers and persons who own more than 10% of our Common Stock under Section 16 of the Securities Exchange Act of 1934 is incorporated by reference from the section entitled "Election of Directors – Section 16(a) Beneficial Ownership Reporting Compliance" in the proxy statement previously referred to in this Item 10.

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

Item 14.	Principal Accounting Fees and Services.
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
3.    Exhibits:

			Registration or File Number	Form of Report	Report Date	Exhibit Number
*	3.01	Restated Certificate of Incorporation	1-10945	10-K	Dec. 2000	3.01
*	3.02	Certificate of Amendment to Restated Certificate of Incorporation	1-10945	8-K	May 2008	3.1
*	3.03	Amended and Restated Bylaws	1-10945	8-K	Dec. 2007	3.1
*	4.01	Specimen of Common Stock Certificate	1-10945	10-K	March 1993	4(a)
*	4.02	Credit Agreement, dated as of January 6, 2012, by and among Oceaneering International, Inc., Wells Fargo Bank, National Association, as administrative agent, issuing lender and swing line lender, and certain lenders party thereto.	1-10945	8-K	Jan. 2012	4.1
*	4.03	$200,000,000 Private Shelf Facility dated as of September 9, 2009 between Oceaneering International, Inc. and Prudential Investment Management, Inc.	1-10945	8-K	Sept. 2009	10.1
*	4.04	Letter Amendment No. 1 dated as of September 7, 2012 to the $200,000,000 Private Shelf Facility dated as of September 9, 2009 between Oceaneering International, Inc. and Prudential Investment Management, Inc.	1-10945	8-K	Sept. 2012	10.1
We and certain of our consolidated subsidiaries are parties to debt instruments under which the total amount of securities authorized does not exceed 10% of our total consolidated assets. Pursuant to paragraph 4(iii)(A) of Item 601(b) of Regulation S-K, we agree to furnish a copy of those instruments to the Securities and Exchange Commission on request.

*	10.01+	Defined Contribution Master Plan and Trust Agreement and Adoption Agreement for the Oceaneering International, Inc. Retirement Investment Plan	1-10945	10-K	Dec. 2009	10.01
*	10.02+	Amendments dated November 5 and December 14, 2010 to Oceaneering International, Inc. Retirement Investment Plan	1-10945	10-K	Dec. 2010	10.02
*	10.03+	Amended and Restated Service Agreement dated as of December 21, 2006 between Oceaneering and John R. Huff	1-10945	8-K	Dec. 2006	10.1

*	10.04+	Modification to Service Agreement dated as of December 21, 2006 between Oceaneering and John R. Huff	1-10945	8-K	Dec. 2008	10.9
*	10.05+	Trust Agreement dated as of May 12, 2006 between Oceaneering and United Trust Company, National Association	1-10945	8-K	May 2006	10.2
*	10.06+	First Amendment to Trust Agreement dated as of May 12, 2006 between Oceaneering International, Inc. and Bank of America National Association, as successor trustee	1-10945	8-K	Dec. 2008	10.10
*	10.07+	Oceaneering International, Inc. Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2009	1-10945	8-K	Dec. 2008	10.5
*	10.08+	Amended and Restated Oceaneering International, Inc. Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2000 (for Internal Revenue Code Section 409A-grandfathered benefits)	1-10945	8-K	Dec. 2008	10.6
*	10.09+	Change-of-Control Agreements dated as of November 16, 2001 between Oceaneering and M. Kevin McEvoy and Marvin J. Migura	1-10945	10-K	Dec. 2001	10.06
*	10.10+	Form of First Amendment to Change-of-Control Agreement with M. Kevin McEvoy and Marvin J. Migura	1-10945	8-K	Dec. 2008	10.7
*	10.11+	Form of Change of Control Agreement	1-10945	8-K	May 2011	10.5
*	10.12+	Form of Indemnification Agreement between Oceaneering and each of its Directors and Executive Officers	1-10945	10-K	Dec. 2001	10.12
*	10.13+	Oceaneering International, Inc. 2012 Cash Bonus Award Program	1-10945	10-Q	March 2012	10.01
*	10.14+	2005 Incentive Plan	1-10945	10-K	Dec. 2009	10.20
*	10.15+	First Amendment to 2005 Incentive Plan of Oceaneering International, Inc.	1-10945	8-K	Dec. 2008	10.1
*	10.16+	2010 Incentive Plan	333-166612	S-8	May 2010	4.6
*	10.17+	Form of 2010 Employee Restricted Stock Unit Agreement for Executive Officers	1-10945	8-K	Feb. 2010	10.1
*	10.18+	Form of 2010 Nonemployee Director Restricted Stock Agreement for Jerold J. DesRoche, David S. Hooker, D. Michael Hughes and Harris J. Pappas	1-10945	8-K	Feb. 2010	10.6
*	10.19+	Form of 2010 Chairman Restricted Stock Unit Agreement for John R. Huff	1-10945	8-K	Feb. 2010	10.3
*	10.20+	Form of 2010 Performance Unit Agreement for Executive Officers	1-10945	8-K	Feb. 2010	10.2
*	10.21+	Form of 2010 Chairman Performance Unit Agreement for John R. Huff	1-10945	8-K	Feb. 2010	10.4
*	10.22+	2010 Performance Award: Goals and Measures, relating to the form of 2010 Performance Unit Agreement for Executive Officers and 2010 Chairman Performance Unit Agreement	1-10945	8-K	Feb. 2010	10.5
*	10.23+	Form of 2011 Employee Restricted Stock Unit Agreement for Executive Officers	1-10945	8-K	Feb. 2011	10.1
*	10.24+	Form of 2011 Chairman Restricted Stock Unit Agreement for John R. Huff	1-10945	8-K	Feb. 2011	10.3
*	10.25+	Form of 2011 Performance Unit Agreement for Executive Officers	1-10945	8-K	Feb. 2011	10.2
*	10.26+	Form of 2011 Chairman Performance Unit Agreement for John R. Huff	1-10945	8-K	Feb. 2011	10.4

*	10.27+	2011 Performance Award: Goals and Measures, relating to the form of 2011 Performance Unit Agreement for Executive Officers and 2011 Chairman Performance Unit Agreement	1-10945	8-K	Feb. 2011	10.5
*	10.28+	Form of 2011 Nonemployee Director Restricted Stock Agreement for Jerold J. DesRoche, David S. Hooker, D. Michael Hughes and Harris J. Pappas	1-10945	8-K	Feb. 2011	10.6
*	10.29+	Form of Supplemental 2011 Restricted Stock Unit Agreement	1-10945	8-K	May 2011	10.1
*	10.30+	Form of Supplemental 2011 Performance Unit Agreement	1-10945	8-K	May 2011	10.2
*	10.31+	2011 Performance Award: Goals and Measures, relating to the form of Supplemental 2011 Performance Unit Agreement	1-10945	8-K	May 2011	10.3
*	10.32+	Form of 2012 Employee Restricted Stock Unit Agreement for Executive Officers	1-10945	8-K	Feb. 2012	10.1
*	10.33+	Form of 2012 Chairman Restricted Stock Unit Agreement for John R. Huff	1-10945	8-K	Feb. 2012	10.3
*	10.34+	Form of 2012 Performance Unit Agreement for Executive Officers	1-10945	8-K	Feb. 2012	10.2
*	10.35+	Form of 2012 Chairman Performance Unit Agreement for John R. Huff	1-10945	8-K	Feb. 2012	10.4
*	10.36+	2012 Performance Award: Goals and Measures, relating to the form of 2012 Performance Unit Agreement for its executive officers and 2012 Chairman Performance Unit Agreement	1-10945	8-K	Feb. 2012	10.5
*	10.37+	Form of 2012 Nonemployee Director Restricted Stock Agreement for T. J. Collins, Jerold J. DesRoche, David S. Hooker, D. Michael Hughes, Paul B. Murphy, Jr. and Harris J. Pappas	1-10945	8-K	Feb. 2012	10.6
*	10.38+	Form of Indemnification Agreement	1-10945	8-K	May 2011	10.4
	21.01	Subsidiaries of Oceaneering
	23.01	Consent of Independent Registered Public Accounting Firm
	31.01	Rule 13a – 14(a)/15d – 14(a) certification of principal executive officer
	31.02	Rule 13a – 14(a)/15d – 14(a) certification of principal financial officer
	32.01	Section 1350 certification of principal executive officer
	32.02	Section 1350 certification of principal financial officer
	101.INS	XBRL Instance Document
	101.SCH	XBRL Taxonomy Extension Schema Document
	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
	101.LAB	XBRL Taxonomy Extension Label Linkbase Document
	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

	*	Exhibit previously filed with the Securities and Exchange Commission, as indicated, and incorporated herein by reference.
	+	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OCEANEERING INTERNATIONAL, INC.

Date:	February 21, 2013	By:	/S/ M. KEVIN MCEVOY
M. Kevin McEvoy
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/S/ M. KEVIN MCEVOY	Chief Executive Officer and Director	February 21, 2013
M. Kevin McEvoy	(Principal Executive Officer)

/S/ MARVIN J. MIGURA	Executive Vice President	February 21, 2013
Marvin J. Migura	(Principal Financial Officer)

/S/ W. CARDON GERNER	Senior Vice President and Chief Financial Officer	February 21, 2013
W. Cardon Gerner	(Principal Accounting Officer)

/S/ JOHN R. HUFF	Chairman of the Board	February 21, 2013
John R. Huff

/S/ T. JAY COLLINS	Director	February 21, 2013
T. Jay Collins

/S/ JEROLD J. DESROCHE	Director	February 21, 2013
Jerold J. DesRoche

/S/ DAVID S. HOOKER	Director	February 21, 2013
David S. Hooker

/S/ D. MICHAEL HUGHES	Director	February 21, 2013
D. Michael Hughes

/S/ PAUL B. MURPHY, JR.	Director	February 21, 2013
Paul B. Murphy, Jr.

/S/ HARRIS J. PAPPAS	Director	February 21, 2013
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Oceaneering International, Inc.
We have audited the accompanying consolidated balance sheets of Oceaneering International, Inc. and Subsidiaries (the "Company") as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, cash flows, and shareholders’ equity for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2013 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Houston, Texas
February 21, 2013

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except share data)	2012	2011
ASSETS
Current Assets:
Cash and cash equivalents	$120,549	$106,142
Accounts receivable, net of allowances for doubtful accounts of $2,298 and $594	666,930	549,812
Inventory	331,280	255,095
Other current assets	84,231	73,073
Total Current Assets	1,202,990	984,122
Property and Equipment, at cost	2,069,119	1,772,017
Less accumulated depreciation	1,043,987	878,709
Net Property and Equipment	1,025,132	893,308
Other Assets:
Goodwill	363,193	333,471
Investments in unconsolidated affiliates	42,619	49,607
Other non-current assets	134,184	140,036
Total Other Assets	539,996	523,114
Total Assets	$2,768,118	$2,400,544
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$130,489	$111,381
Accrued liabilities	408,303	335,161
Income taxes payable	78,393	54,833
Total Current Liabilities	617,185	501,375
Long-term Debt	94,000	120,000
Other Long-term Liabilities	241,473	221,207
Commitments and Contingencies
Shareholders’ Equity:
Common Stock, par value $0.25 per share; 180,000,000 shares authorized; 110,834,088 shares issued	27,709	27,709
Additional paid-in capital	212,940	202,619
Treasury stock; 2,926,514 and 2,799,118 shares, at cost	(84,062)	(71,700)
Retained earnings	1,641,027	1,426,525
Accumulated other comprehensive income	17,846	(27,191)
Total Shareholders' Equity	1,815,460	1,557,962
Total Liabilities and Shareholders' Equity	$2,768,118	$2,400,544
The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(in thousands, except per share data)	2012	2011	2010
Revenue	$2,782,604	$2,192,663	$1,917,045
Cost of services and products	2,154,746	1,683,904	1,450,725
Gross Margin	627,858	508,759	466,320
Selling, general and administrative expense	199,261	173,928	156,820
Income from Operations	428,597	334,831	309,500
Interest income	1,935	888	580
Interest expense, net of amounts capitalized	(4,218)	(1,096)	(6,010)
Equity earnings of unconsolidated affiliates	1,673	3,801	2,078
Other income (expense), net	(6,065)	(539)	(926)
Income before Income Taxes	421,922	337,885	305,222
Provision for income taxes	132,905	102,227	104,691
Net Income	$289,017	$235,658	$200,531
Cash Dividends declared per Share	$0.69	$0.45	$—
Basic Earnings per Share	$2.68	$2.18	$1.83
Diluted Earnings per Share	$2.66	$2.16	$1.82
The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2012	2011	2010

Net Income	$289,017	$235,658	$200,531
Other comprehensive income, net of tax:
Foreign currency translation adjustments	44,775	(18,374)	1,893
Pension-related adjustments	262	143	285
Change in fair value of interest rate hedge and other	—	—	2,428
Other comprehensive income	45,037	(18,231)	4,606
Comprehensive Income	$334,054	$217,427	$205,137

The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2012	2011	2010
Cash Flows from Operating Activities:
Net income	$289,017	$235,658	$200,531
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	176,483	151,227	153,651
Deferred income tax provision	20,654	7,502	31,184
Net gain on sales of property and equipment	(584)	(24,188)	(2,758)
Noncash compensation	16,442	12,529	8,490
Distributions from unconsolidated affiliates greater than earnings	6,988	2,262	5,569
Excluding the effects of acquisitions, increase (decrease) in cash from:
Accounts receivable	(94,237)	(99,537)	12,104
Inventory	(76,186)	(11,492)	(827)
Other operating assets	(20,278)	(62)	(30,074)
Currency translation effect on working capital	11,318	(10,589)	6,519
Accounts payable and accrued liabilities	87,453	8,968	56,100
Income taxes payable	23,559	14,484	(6,485)
Other operating liabilities	(1,735)	1,810	7,846
Total adjustments to net income	149,877	52,914	241,319
Net Cash Provided by Operating Activities	438,894	288,572	441,850
Cash Flows from Investing Activities:
Purchases of property and equipment	(300,598)	(235,028)	(185,262)
Business acquisitions, net of cash acquired	(9,260)	(291,617)	(21,918)
Dispositions of property and equipment and equity investment	3,814	43,874	15,284
Net Cash Used in Investing Activities	(306,044)	(482,771)	(191,896)
Cash Flows from Financing Activities:
Net proceeds (payments) from revolving credit facility, including new loan costs	(27,045)	120,000	(100,000)
Payments of 6.72% Senior Notes	—	—	(20,000)
Proceeds from issuance of common stock	—	—	693
Excess tax benefits from stock-based compensation	2,475	1,320	1,741
Cash dividends	(74,515)	(48,707)	—
Purchases of treasury stock	(19,358)	(17,491)	(49,520)
Net Cash Provided by (Used in) Financing Activities	(118,443)	55,122	(167,086)
Net Increase (Decrease) in Cash and Cash Equivalents	14,407	(139,077)	82,868
Cash and Cash Equivalents—Beginning of Period	106,142	245,219	162,351
Cash and Cash Equivalents—End of Period	$120,549	$106,142	$245,219

The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

						Accumulated Other Comprehensive Income (Loss)
	Common Stock Issued		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Fair Value of Hedging Instruments	Currency Translation Adjustments	Pension
(in thousands)	Shares	Amount							Total
Balance, December 31, 2009	110,834	$27,709	$198,933	$(27,796)	$1,039,043	$(2,428)	$(7,156)	$(3,982)	$1,224,323
Net Income	—	—	—	—	200,531	—	—	—	200,531
Other Comprehensive Income	—	—	—	—	—	2,428	1,893	285	4,606
Restricted stock unit activity	—	—	(4,027)	11,868	—	—	—	—	7,841
Restricted stock activity	—	—	(1,781)	1,781	—	—	—	—	—
Stock options exercised	—	—	(1,589)	2,282	—	—	—	—	693
Tax benefits from stock plans	—	—	1,741	—	—	—	—	—	1,741
Treasury stock purchases, 2,200,000 shares	—	—	—	(49,520)	—	—	—	—	(49,520)
Balance, December 31, 2010	110,834	27,709	193,277	(61,385)	1,239,574	—	(5,263)	(3,697)	1,390,215
Net Income	—	—	—	—	235,658	—	—	—	235,658
Other Comprehensive Income	—	—	—	—	—	—	(18,374)	143	(18,231)
Restricted stock unit activity	—	—	9,532	5,667	—	—	—	—	15,199
Restricted stock activity	—	—	(1,509)	1,509	—	—	—	—	—
Tax benefits from stock plans	—	—	1,319	—	—	—	—	—	1,319
Cash dividends	—	—	—	—	(48,707)	—	—	—	(48,707)
Treasury stock purchases, 500,000 shares	—	—	—	(17,491)	—	—	—	—	(17,491)
Balance, December 31, 2011	110,834	27,709	202,619	(71,700)	1,426,525	—	(23,637)	(3,554)	1,557,962
Net Income	—	—	—	—	289,017	—	—	—	289,017
Other Comprehensive Income	—	—	—	—	—	—	44,775	262	45,037
Restricted stock unit activity	—	—	8,985	5,857	—	—	—	—	14,842
Restricted stock activity	—	—	(1,139)	1,139	—	—	—	—	—
Tax benefits from stock plans	—	—	2,475	—	—	—	—	—	2,475
Cash dividends	—	—	—	—	(74,515)	—	—	—	(74,515)
Treasury stock purchases, 400,000 shares	—	—	—	(19,358)	—	—	—	—	(19,358)
Balance, December 31, 2012	110,834	$27,709	$212,940	$(84,062)	$1,641,027	$—	$21,138	$(3,292)	$1,815,460

The accompanying Notes are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF MAJOR ACCOUNTING POLICIES
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
Repurchase Plan. In February 2010, our Board of Directors approved a plan to repurchase up to 12,000,000 shares of our common stock. Through December 31, 2012 under this plan, we repurchased 3,100,000 shares of our common stock for $86 million.
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
We capitalize interest on assets where the construction period is anticipated to be more than three months. We did not capitalize any interest in 2012 or 2011. We capitalized $0.3 million of interest in 2010. We do not allocate general administrative costs to capital projects. Upon the disposition of property and equipment, the related cost and accumulated depreciation accounts are relieved and any resulting gain or loss is included as an adjustment to cost of services and products.
Our management periodically, and upon the occurrence of a triggering event, reviews the realizability of long-lived assets, excluding goodwill, which are held and used by us, to determine whether any events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. For long-lived assets to be held and used, we base our evaluation on impairment indicators such as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements and other external market conditions or factors that may be present. If such impairment indicators are present or other factors exist that indicate that the carrying amount of the asset may not be recoverable, we determine whether an impairment has occurred through the use of an undiscounted cash flows analysis of the asset at the lowest level for which identifiable cash flows exist. If an impairment has occurred, we recognize a loss for the difference between the carrying amount and the fair value of the asset. For assets held for sale or disposal, the fair value of the asset is measured using fair market value less cost to sell. Assets are classified as held-for-sale when we have a plan for disposal of certain assets and those assets meet the held for sale criteria. In 2010, we recorded a $5.2 million impairment charge as additional depreciation to adjust the carrying value of our vessel held for sale, The Performer, to its fair value less estimated costs to sell. We completed the sale in 2010 for approximately the vessel’s reduced carrying value. This impairment charge was recorded in our cost of services and products in our Subsea Projects segment.

Business Acquisitions. We account for business combinations using the acquisition method of accounting, with the acquisition price being allocated to the assets acquired and liabilities assumed based on their fair values at the date of acquisition.
The following table presents the cost (net of cash acquired) and the amounts of associated goodwill, other intangible assets, and other assets net of liabilities assumed for the business acquisitions we made in 2011:

(in thousands)	Cost	Goodwill	Other Intangible Assets	Other, net
Norse Cutting and Abandonment AS	$50,296	$20,283	$13,802	$16,211
AGR Field Operations Holdings AS	220,011	165,218	41,387	13,406
Other	21,310	10,836	5,360	5,114
Total Business Acquisitions	$291,617	$196,337	$60,549	$34,731
In March 2011, we purchased Norse Cutting and Abandonment AS ("NCA"), a Norwegian oilfield technology company that specializes in providing subsea tooling services used in the plugging, abandonment and decommissioning of offshore oil and gas production platforms and subsea wellheads. In addition, NCA performs specialized maintenance and repair services on production platforms in the North Sea. NCA's business is split approximately evenly between the North Sea and the U.S. Gulf of Mexico, and the business is in our Subsea Products segment. The acquisition included a small, non-strategic business operation we intended to sell when we purchased NCA. During 2011, we sold that operation, making the net acquisition price of the retained NCA operations $50 million. We have accounted for this net acquisition by allocating the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. Our goodwill, all nondeductible for income tax purposes, associated with the acquisition was $20 million, and other intangible assets were $14 million. The results of operations of NCA are included in our consolidated statements of income from the date of acquisition.

In December 2011, we purchased AGR Field Operations Holdings AS and subsidiaries (collectively, "AGR FO"), which we believe is Norway's largest asset integrity management service provider on offshore production platforms, onshore facilities, and pipelines. AGR FO employs subsea technology to perform internal and external inspections of subsea hardware. AGR FO also has a substantial operating presence in Australia, where it operates and maintains offshore and onshore oil and gas production facilities for customers and provides subsea engineering services and operates an offshore logistics supply base. We incurred, and charged to expense, approximately $2 million of transaction costs associated with this acquisition.

We have accounted for this acquisition by allocating the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. Our goodwill, all nondeductible for income tax purposes, associated with the acquisition was $165 million, and other intangible assets were $41 million. The results of operations of AGR FO are included in our consolidated statements of income from the date of acquisition. Generally, AGR FO's Norwegian assets and operations are in our Asset Integrity segment and its Australian assets and operations are in our Subsea Projects segment.

We also made several smaller acquisitions during the periods presented, none of which were material.
Goodwill and Intangible Assets. In September 2011, the Financial Accounting Standards Board ("FASB") issued an update regarding goodwill impairment testing. Under the update, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is more likely than not that the fair value of a reporting unit exceeds its carrying amount, performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test. We have applied this update commencing in 2011. The provisions of the update have not had a material effect on our financial position or results of operations. We tested the goodwill attributable to each of our reporting units for impairment as of December 31, 2012 and 2011 and concluded that there was no impairment. We estimated fair value using discounted cash flow methodologies and market comparable information. The only changes in our reporting units' goodwill during the periods presented are from business acquisitions, as discussed above, and currency exchange rate changes. For more information regarding goodwill by business segment, see Note 7.
Intangible assets, primarily acquired in connection with business combinations, include trade names, intellectual property and customer relationships and are being amortized with a weighted average remaining life of approximately 13 years.
Revenue Recognition. We recognize our revenue according to the type of contract involved. On a daily basis, we recognize revenue under contracts that provide for specific time, material and equipment charges, which we bill periodically, ranging from weekly to monthly.

We account for significant fixed-price contracts, which we enter into mainly in our Subsea Products segment, and to a lesser extent in our Subsea Projects and Advanced Technologies segments, using the percentage-of-completion method. In 2012, we accounted for 11% of our revenue using the percentage-of-completion method. In determining whether a contract should be accounted for using the percentage-of-completion method, we consider whether:

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
Revenue in Excess of Amounts Billed on uncompleted fixed-price contracts accounted for using the percentage-of-completion method is summarized as follows:

	December 31,
(in thousands)	2012	2011
Revenue recognized	$181,286	$271,233
Less: Billings to customers	(177,915)	(252,745)
Revenue in excess of amounts billed	$3,371	$18,488

Billings in Excess of Revenue Recognized on uncompleted fixed-price contracts accounted for using the percentage-of-completion method are summarized as follows:

	December 31,
(in thousands)	2012	2011
Amounts billed to customers	$108,244	$78,876
Less: Revenue recognized	(55,803)	(42,952)
Billings in excess of revenue recognized	$52,441	$35,924
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
Income Taxes. We provide income taxes at appropriate tax rates in accordance with our interpretation of the respective tax laws and regulations after review and consultation with our internal tax department, tax advisors and, in some cases, legal counsel in various jurisdictions. We provide for deferred income taxes for differences between carrying amounts of assets and liabilities for financial and tax reporting purposes. We provide for deferred U.S. income taxes on foreign income only to the extent such income is not to be indefinitely reinvested in foreign entities. We provide a valuation allowance against deferred tax assets when it is more likely than not that the asset will not be realized.
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

Foreign Currency Translation. The functional currency for several of our foreign subsidiaries is the applicable local currency. Results of operations for foreign subsidiaries with functional currencies other than the U.S. dollar are translated into U.S. dollars using average exchange rates during the period. Assets and liabilities of these foreign subsidiaries are translated into U.S. dollars using the exchange rates in effect at the balance sheet date, and the resulting translation adjustments are recognized in accumulated other comprehensive income as a component of shareholders' equity. All foreign currency transaction gains and losses are recognized currently in the Consolidated Statements of Income. We recorded $(5.4) million, $(0.4) million and
$(2.8) million of foreign currency transaction gains (losses) in 2012, 2011 and 2010, respectively, and those amounts are included as a component of Other income (expense), net.
Earnings Per Share. The table that follows presents our earnings per share calculations.

	Year Ended December 31,
	2012	2011	2010
	(in thousands, except per share data)
Basic earnings per share:
Net income per consolidated statements of income	$289,017	$235,658	$200,531
Income allocable to participating securities	—	—	(709)
Earnings allocable to common shareholders	$289,017	$235,658	$199,822
Basic shares outstanding	108,015	108,308	109,119
Basic earnings per share	$2.68	$2.18	$1.83
Diluted earnings per share:
Net income per consolidated statements of income	$289,017	$235,658	$200,531
Income allocable to participating securities	—	—	(706)
Earnings allocable to diluted common shareholders	$289,017	$235,658	$199,825
Diluted shares outstanding	108,617	109,001	109,535
Diluted earnings per share	$2.66	$2.16	$1.82

Financial Instruments. We recognize all derivative instruments as either assets or liabilities in the balance sheet and measure those instruments at fair value. Subsequent changes in fair value are reflected in current earnings or other comprehensive income, depending on whether a derivative instrument is designated as part of a hedge relationship and, if it is, the type of hedge relationship. As of December 31, 2012, we had no derivative instruments in effect.

New Accounting Standard. In May 2011, the Financial Accounting Standards Board issued an update relating to the convergence of U.S. GAAP and International Financial Reporting Standards. This update defines certain requirements for measuring fair value and for disclosing information about fair value measurements. This update is applied prospectively and was effective for us January 1, 2012. The provisions of this update have not had a material effect on our financial position or results of operations, and we have included the required disclosures in these Notes to Consolidated Financial Statements.

2.	INVESTMENTS IN UNCONSOLIDATED AFFILIATES
Our investments in unconsolidated affiliates consisted of the following:

	December 31,
(in thousands)	2012	2011
Medusa Spar LLC	$42,540	$49,480
Other	79	127
	$42,619	$49,607
In 2003, we purchased a 50% equity interest in Medusa Spar LLC for $43.7 million. Medusa Spar LLC owns a 75% interest in a production spar platform in the U.S. Gulf of Mexico. Medusa Spar LLC's revenue is derived from processing oil and gas production for a fee based on the volumes processed through the platform (throughput). We account for our investment in Medusa Spar LLC under the equity method of accounting.

Our 50% share of the underlying equity of the net assets of Medusa Spar LLC is approximately equal to its carrying value. Our 50% share of the cumulative undistributed earnings of Medusa Spar LLC was $0.9 million and $7.8 million at December 31, 2012 and 2011, respectively. We received cash distributions of $8.7 million, $6.3 million and $7.7 million from Medusa Spar LLC in 2012, 2011 and 2010, respectively.

3.	INCOME TAXES

Our provisions for income taxes and our cash taxes paid are as follows:

	Year Ended December 31,
(in thousands)	2012	2011	2010
Current:
Domestic	$4,039	$13,169	$18,982
Foreign	108,212	81,556	54,525
Total current	112,251	94,725	73,507
Deferred:
Domestic	26,170	12,144	20,529
Foreign	(5,516)	(4,642)	10,655
Total deferred	20,654	7,502	31,184
Total provision for income taxes	$132,905	$102,227	$104,691
Cash taxes paid	$92,422	$72,825	$121,440
The components of income before income taxes are as follows:

	Year Ended December 31,
(in thousands)	2012	2011	2010
Domestic	$53,240	$41,831	$87,776
Foreign	368,682	296,054	217,446
Income before income taxes	$421,922	$337,885	$305,222

As of December 31, 2012 and 2011, our worldwide deferred tax assets, liabilities and net deferred tax liabilities were as follows:

	December 31,
(in thousands)	2012	2011
Deferred tax assets:
Deferred compensation	$42,296	$26,923
Deferred income	10,251	11,588
Accrued expenses	7,676	8,647
Other	12,613	4,875
Gross deferred tax assets	72,836	52,033
Valuation allowance	—	—
Total deferred tax assets	$72,836	$52,033
Deferred tax liabilities:
Property and equipment	$106,237	$88,657
Unremitted foreign earnings	91,164	58,195
Basis difference in equity investments	13,860	15,518
Other	17,071	26,477
Total deferred tax liabilities	$228,332	$188,847
Net deferred income tax liability	$155,496	$136,814
Our net deferred tax liability is reflected within our balance sheet as follows:

	December 31,
(in thousands)	2012	2011
Deferred tax liabilities	$178,100	$157,532
Current deferred tax assets	(22,604)	(20,718)
Net deferred income tax liability	$155,496	$136,814
At December 31, 2012 we have approximately $4.4 million of foreign tax credits available to reduce future payments of U.S. federal income taxes. These tax credits expire commencing in 2021. We believe it is more likely than not that all our deferred tax assets are realizable. Reconciliations between the actual provision for income taxes on continuing operations and that computed by applying the United States statutory rate to income before income taxes were as follows:

	Year Ended December 31,
	2012	2011	2010
United States statutory rate	35.0%	35.0%	35.0%
State and local taxes	0.1	0.2	0.3
Foreign tax rate differential	(2.9)	(3.3)	—
Amended returns filed	—	(1.4)	—
Other items, net	(0.7)	(0.2)	(1.0)
Total effective tax rate	31.5%	30.3%	34.3%

We consider $251 million of unremitted earnings of our foreign subsidiaries to be indefinitely reinvested. It is not practical for us to compute the amount of additional U.S. tax that would be due on this amount. We have provided deferred income taxes on the foreign earnings we expect to repatriate.

We recognize the benefit for a tax position if the benefit is more likely than not to be sustainable upon audit by the applicable taxing authority. If this threshold is met, the tax benefit is then measured and recognized at the largest amount that is greater than 50% likely of being realized upon ultimate settlement.

We account for any applicable interest and penalties on uncertain tax positions as a component of our provision for income taxes on our financial statements. We increased/(decreased) income tax expense by $(2.7) million, $0.4 million and

$0.2 million in 2012, 2011 and 2010, respectively, for penalties and interest on uncertain tax positions, which brought our total liabilities for penalties and interest on uncertain tax positions to $1.7 million and $4.4 million on our balance sheets at December 31, 2012 and 2011, respectively. Including associated foreign tax credits and penalties and interest, we have accrued a net total of $6.5 million in the caption "other long-term liabilities" on our balance sheet for unrecognized tax benefits at December 31, 2012. All additions or reductions to those liabilities affect our effective income tax rate in the periods of change.
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits, not including associated foreign tax credits and penalties and interest, is as follows:

	Year Ended December 31,
(in thousands)	2012	2011	2010
Beginning of year	$10,104	$9,991	$9,488
Additions based on tax positions related to the current year	244	947	1,296
Reductions for expiration of statutes of limitations	(225)	(834)	(793)
Additions based on tax positions related to prior years	3,335	—	—
Reductions based on tax positions related to prior years	(8,193)	—	—
Settlements	(125)	—	—
Balance at end of year	$5,140	$10,104	$9,991
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
Our tax returns are subject to audit by taxing authorities in multiple jurisdictions. These audits often take years to complete and settle. The following lists the earliest tax years open to examination by tax authorities where we have significant operations:

Jurisdiction	Periods
United States	2009
United Kingdom	2009
Norway	2002
Angola	2007
Nigeria	2006
Brazil	2007
Australia	2009
Canada	2009

4.	SELECTED BALANCE SHEET AND INCOME STATEMENT INFORMATION
The following is information regarding selected balance sheet accounts:

	December 31,
(in thousands)	2012	2011
Inventory:
Inventory for remotely operated vehicles	$174,612	$135,297
Other inventory, primarily raw materials	156,668	119,798
Total	$331,280	$255,095

Other Current Assets:
Deferred income taxes	$22,604	$20,718
Prepaid expenses	61,627	52,355
Total	$84,231	$73,073

Other Non-Current Assets:
Intangible assets, net	$78,252	$70,611
Cash surrender value of life insurance policies	42,841	38,318
Long-term portion of accounts receivable, net	—	21,658
Other	13,091	9,449
Total	$134,184	$140,036

Accrued Liabilities:
Payroll and related costs	$218,609	$191,430
Accrued job costs	75,037	51,296
Deferred revenue, including billings in excess of revenue recognized	73,465	52,132
Other	41,192	40,303
Total	$408,303	$335,161

Other Long-Term Liabilities:
Deferred income taxes	$178,100	$157,532
Supplemental Executive Retirement Plan	35,772	34,768
Accrued post-employment benefit obligations	12,942	13,935
Other	14,659	14,972
Total	$241,473	$221,207

The following schedule shows our revenue, costs and gross margins by services and products:

	Year Ended December 31,
(in thousands)	2012	2011	2010
Revenue:
Services	$1,887,957	$1,369,614	$1,277,795
Products	894,647	823,049	639,250
Total revenue	2,782,604	2,192,663	1,917,045
Cost of Services and Products:
Services	1,418,511	999,396	916,495
Products	642,199	603,289	461,477
Unallocated expenses	94,036	81,219	72,753
Total cost of services and products	2,154,746	1,683,904	1,450,725
Gross margin:
Services	469,446	370,218	361,300
Products	252,448	219,760	177,773
Unallocated expenses	(94,036)	(81,219)	(72,753)
Total gross margin	$627,858	$508,759	$466,320

5.	DEBT
Long-term Debt consisted of the following:

	December 31,
(in thousands)	2012	2011
Revolving credit facility	$94,000	$120,000
Long-term Debt	$94,000	$120,000

As of December 31, 2012, we had a $300 million revolving credit facility with a group of banks under an agreement (the "Credit Agreement") that is scheduled to expire on January 6, 2017. Subject to certain conditions, the aggregate commitments under the facility may be increased by up to $200 million by obtaining additional commitments from existing and/or new lenders. Borrowings under the facility may be used for working capital and general corporate purposes. We pay a commitment fee ranging from 0.175% to 0.35% on the unused portion of the facility, depending on our debt-to-capitalization ratio. The commitment fees are included as interest expense in our consolidated financial statements. Revolving borrowings under the facility bear interest at an adjusted base rate or the Eurodollar Rate (as defined in the agreement), at our option, plus an applicable margin. Depending on our debt to capitalization ratio, the applicable margin varies (1) in the case of adjusted base rate advances, from 0.125% to 0.750% and (2) in the case of eurodollar advances, from 1.125% to 1.750%. The adjusted base rate is the greater of (1) the per annum rate established by administrative agent as its prime rate, (2) the federal funds rate plus 0.50% and (3) the one-month Eurodollar Rate plus 1%. At December 31, 2012, we had $94 million of borrowings outstanding under the Credit Agreement and $206 million available for borrowing. The weighted average interest rate on all our outstanding borrowings was 1.6% at December 31, 2012.

The Credit Agreement contains various covenants that we believe are customary for agreements of this nature, including, but not limited to, restrictions on the ability of each of our restricted subsidiaries to incur unsecured debt, as well as restrictions on our ability and the ability of each of our restricted subsidiaries to incur secured debt, grant liens, make certain investments, make distributions, merge or consolidate, sell assets, enter into transactions with affiliates and enter into certain restrictive agreements. We are also subject to an interest coverage ratio and a debt to capitalization ratio. The Credit Agreement includes customary events and consequences of default.

We made cash interest payments of $4.3 million, $1.1 million and $7.2 million in 2012, 2011 and 2010, respectively. Cash interest payments, and interest expense, in 2010 include $2.9 million to terminate an interest rate hedge.

6.	COMMITMENTS AND CONTINGENCIES
Lease Commitments
At December 31, 2012, we occupied several facilities under noncancellable operating leases expiring at various dates through 2025. Future minimum rentals under all of our operating leases, including vessel rentals, are as follows:

(in thousands)
2013	$92,954
2014	70,791
2015	28,437
2016	22,467
2017	19,222
Thereafter	33,033
Total Lease Commitments	$266,904
Rental expense, which includes hire of vessels, specialized equipment and real estate rental, was approximately $107 million, $73 million and $69 million in 2012, 2011 and 2010, respectively.
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
Letters of Credit
We had $42 million and $38 million in letters of credit outstanding as of December 31, 2012 and 2011, respectively, as guarantees in force for self-insurance requirements and various performance and bid bonds, which are usually for the duration of the applicable contract.
Financial Instruments and Risk Concentration
In the normal course of business, we manage risks associated with foreign exchange rates and interest rates through a variety of strategies, including the use of hedging transactions. As a matter of policy, we do not use derivative instruments unless there is an underlying exposure.
Other financial instruments that potentially subject us to concentrations of credit risk are principally cash and cash equivalents and accounts receivable. The carrying value of cash and cash equivalents approximates its fair value due to the short maturity of those instruments. Accounts receivable are generated from a broad group of customers, primarily from within the energy industry, which is our major source of revenue. Due to their short-term nature, carrying values of our accounts receivable and accounts payable approximate fair market value. The carrying values of borrowings under the Credit Agreement approximate their fair value because the short-term durations of the interest rate periods reflect market changes to interest rates. Our borrowings under the Credit Agreement are classified as Level 2 in the fair value hierarchy (inputs other than quoted prices in active markets for similar assets and liabilities that are observable or can be corroborated by observable market data for substantially the full term for the assets or liabilities).

One customer in Angola owed us $40 million at December 31, 2011, all of which was overdue. We completed the work on the contracts related to this receivable in the first quarter of 2010. During 2011, based on our then-current estimate of when the receivable would be collected, we reduced the net carrying value of the receivable by $3 million to reflect a present value estimate and reclassified $22 million to Other non-current assets on our balance sheet at December 31, 2011, which represented the amount we believed would be collected more than one year from the balance sheet date. The $3 million adjustment was charged against our 2011 earnings as a reduction of revenue in our Subsea Projects segment. This amount was fully collected during 2012, and we credited the $3 million back to Subsea Projects revenue in 2012.

7.	OPERATIONS BY BUSINESS SEGMENT AND GEOGRAPHIC AREA
Business Segment Information
We are a global oilfield provider of engineered services and products, primarily to the offshore oil and gas industry, with a focus on deepwater applications. Through the use of our applied technology expertise, we also serve the defense and aerospace industries. Our Oil and Gas business consists of Remotely Operated Vehicles ("ROVs"), Subsea Products, Subsea Projects and Asset Integrity. Our ROV segment provides submersible vehicles operated from the surface to support offshore oil and gas exploration, production and construction activities. Our Subsea Products segment supplies a variety of built-to-order specialty subsea hardware. Our Subsea Projects segment provides multiservice vessels, oilfield diving and support vessel operations, which are used principally in inspection, maintenance and repair and installation activities, and a mobile offshore production system, through a 50% interest in an entity that holds a 75% interest in the system. With the acquisition we made in December 2011, we also operate and maintain offshore and onshore oil and gas production facilities, provide subsea engineering services, and operate an offshore logistics supply base in Australia. Our Asset Integrity segment, which was previously named Inspection, provides asset integrity management and assessment services and nondestructive testing and inspection. We renamed Inspection to Asset Integrity to more appropriately describe the services we are providing after our acquisition in December 2011. Our Advanced Technologies business provides project management, engineering services and equipment for applications in non-oilfield markets. Unallocated Expenses are those not associated with a specific business segment. These consist of expenses related to our incentive and deferred compensation plans, including restricted stock and bonuses, as well as other general expenses, including corporate administrative expenses.
There are no differences in the basis of segmentation or in the basis of measurement of segment profit or loss in the year ended December 31, 2012 from those used in our consolidated financial statements for the years ended December 31, 2011 and 2010, except for the change in the name of Inspection to Asset Integrity.

The table that follows presents Revenue, Income from Operations, Depreciation and Amortization Expense and Equity Earnings of Unconsolidated Affiliates by business segment:

	Year Ended December 31,
(in thousands)	2012	2011	2010
Revenue
Oil and Gas
Remotely Operated Vehicles	$853,520	$755,033	$662,105
Subsea Products	829,034	770,212	549,233
Subsea Projects	379,571	167,477	247,538
Asset Integrity	435,381	266,577	223,469
Total Oil and Gas	2,497,506	1,959,299	1,682,345
Advanced Technologies	285,098	233,364	234,700
Total	$2,782,604	$2,192,663	$1,917,045
Income from Operations
Oil and Gas
Remotely Operated Vehicles	$248,972	$224,705	$211,725
Subsea Products	170,959	142,184	108,522
Subsea Projects	63,461	32,662	46,910
Asset Integrity	45,196	30,560	25,893
Total Oil and Gas	528,588	430,111	393,050
Advanced Technologies	21,182	16,661	16,934
Unallocated Expenses	(121,173)	(111,941)	(100,484)
Total	$428,597	$334,831	$309,500
Depreciation and Amortization Expense
Oil and Gas
Remotely Operated Vehicles	$108,933	$100,089	$86,232
Subsea Products	36,638	31,299	27,956
Subsea Projects	13,340	8,024	25,826
Asset Integrity	11,808	5,689	4,098
Total Oil and Gas	170,719	145,101	144,112
Advanced Technologies	2,677	3,134	4,588
Unallocated Expenses	3,087	2,992	4,951
Total	$176,483	$151,227	$153,651
Equity Earnings of Unconsolidated Affiliates
Subsea Projects	$1,673	$3,801	$2,078
Total	$1,673	$3,801	$2,078
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

During 2012 and 2010, revenue from one customer, BP plc and subsidiaries in our oil and gas business segments, accounted for 13% and 12% of our total consolidated revenue, respectively. No individual customer accounted for more than 10% of our consolidated revenue during 2011.

The following table presents Assets, Property and Equipment and Goodwill by business segment as of the dates indicated:

	December 31,
(in thousands)	2012	2011
Assets
Oil and Gas
Remotely Operated Vehicles	$1,017,772	$861,059
Subsea Products	727,703	659,211
Subsea Projects	316,353	338,205
Asset Integrity	404,137	284,159
Total Oil and Gas	2,465,965	2,142,634
Advanced Technologies	73,908	62,627
Corporate and Other	228,245	195,283
Total	$2,768,118	$2,400,544
Property and Equipment, net
Oil and Gas
Remotely Operated Vehicles	$597,770	$517,098
Subsea Products	213,536	184,911
Subsea Projects	157,755	141,178
Asset Integrity	33,503	30,327
Total Oil and Gas	1,002,564	873,514
Advanced Technologies	9,194	9,272
Corporate and Other	13,374	10,522
Total	$1,025,132	$893,308
Goodwill
Oil and Gas
Remotely Operated Vehicles	$27,428	$26,908
Subsea Products	120,332	112,817
Asset Integrity	204,979	183,292
Total Oil and Gas	352,739	323,017
Advanced Technologies	10,454	10,454
Total	$363,193	$333,471
All assets specifically identified with a particular business segment have been segregated. Cash and cash equivalents, certain other current assets, certain investments and other assets have not been allocated to particular business segments and are included in Corporate and Other.
The following table presents Capital Expenditures, including business acquisitions, by business segment for the periods indicated:

	Year Ended December 31,
(in thousands)	2012	2011	2010
Capital Expenditures
Oil and Gas
Remotely Operated Vehicles	$198,323	$135,770	$109,377
Subsea Products	68,052	100,824	41,802
Subsea Projects	15,890	64,803	43,506
Asset Integrity	18,560	212,951	9,551
Total Oil and Gas	300,825	514,348	204,236
Advanced Technologies	2,953	5,757	2,351
Corporate and Other	6,080	6,540	593
Total	$309,858	$526,645	$207,180

Geographic Operating Areas
The following table summarizes certain financial data by geographic area:

	Year Ended December 31,
(in thousands)	2012	2011	2010
Revenue
Foreign:
West Africa	$463,227	$284,642	$260,377
Norway	461,863	310,891	212,854
United Kingdom	334,319	256,565	156,114
Asia and Australia	290,821	217,094	136,518
Brazil	164,660	155,532	135,510
Other	112,486	93,325	72,157
Total Foreign	1,827,376	1,318,049	973,530
United States	955,228	874,614	943,515
Total	$2,782,604	$2,192,663	$1,917,045
Long-Lived Assets
Foreign:
Norway	$474,408	$436,043	$165,942
West Africa	141,927	120,732	106,028
United Kingdom	85,434	65,830	70,730
Asia and Australia	65,012	72,518	76,835
Brazil	113,829	99,709	79,484
Other	34,105	30,633	28,569
Total Foreign	914,715	825,465	527,588
United States	607,572	552,639	483,078
Total	$1,522,287	$1,378,104	$1,010,666
Revenue is based on location where services are performed and products are manufactured.

8.	EMPLOYEE BENEFIT PLANS
Retirement Investment Plans
We have several employee retirement investment plans that, taken together, cover most of our full time employees. The Oceaneering Retirement Investment Plan is a 401(k) plan in which U.S. employees may participate by deferring a portion of their gross monthly salary and directing us to contribute the deferred amount to the plan. We match a portion of the employees' deferred compensation. Our contributions to the 401(k) plan were $16.0 million, $14.5 million and $13.9 million for the plan years ended December 31, 2012, 2011 and 2010, respectively.
We also make matching contributions to other foreign employee savings plans similar in nature to a 401(k) plan. In 2012, 2011 and 2010, these contributions, principally related to plans associated with U.K. and Norwegian subsidiaries, were $9.6 million, $9.6 million and $7.1 million, respectively.
The Oceaneering International, Inc. Supplemental Executive Retirement Plan covers selected key management employees and executives, as approved by the Compensation Committee of our Board of Directors (the "Compensation Committee"). Under this plan, we accrue an amount determined as a percentage of the participant's gross monthly salary and the amounts accrued are treated as if they are invested in one or more investment vehicles pursuant to this plan. Expenses related to this plan during 2012, 2011 and 2010 were $2.8 million, $3.4 million and $3.3 million, respectively.
We have defined benefit plans covering some of our employees in the U.K. and Norway. There are no further benefits accruing under the U.K. plan, and the Norway plan is closed to new participants. The projected benefit obligations for both plans were $29 million and $25 million, at December 31, 2012 and 2011, respectively, and the fair values of the plan assets (using Level 2 inputs) for both plans were $24 million and $19 million at December 31, 2012 and 2011, respectively.

Incentive Plans
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
In 2012, 2011 and 2010, the Compensation Committee granted awards of performance units under the Incentive Plan and a prior plan to certain of our key executives and employees, and our Board of Directors granted performance units under the Incentive Plan and a prior plan to our Chairman of the Board of Directors. The performance units awarded are scheduled to vest in full on the third anniversary of the award date, or pro rata over three years if the participant meets certain age and years of service requirements. The Compensation Committee and the Board of Directors have approved specific financial goals and measures (as defined in the Performance Award Goals and Measures), based on our cumulative cash flow from operations and a comparison of return on invested capital and cost of capital for each of the three-year periods ending December 31, 2014, 2013 and 2012 to be used as the basis for the final value of the performance units. The final value of each performance unit granted in 2012, 2011 and 2010 may range from $0 to $150. Upon vesting and determination of value, the value of the performance units will be payable in cash. Compensation expense related to the performance units was $19.9 million, $18.8 million and $17.0 million in 2012, 2011 and 2010, respectively. As of December 31, 2012, there were 406,758 performance units outstanding.
There has been no stock option activity after December 31, 2010. The following is a summary of our stock option activity for the year ended December 31, 2010:

	Shares under Option	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balance at December 31, 2009	82,000	8.44
Granted	—	—
Exercised	(82,000)	8.44	$1,858,000
Forfeited	—	—
Balance at December 31, 2010	—	$—
We received $0.7 million from the exercise of stock options in 2010. The excess tax benefit realized from tax deductions from stock options for 2010 was $0.9 million. Excess tax benefits from share-based compensation are classified as a cash outflow in cash flows from operating activities and an inflow in cash flows from financing activities in the statement of cash flows.
During 2012, 2011 and 2010, the Compensation Committee granted restricted units of our common stock to certain of our key executives and employees. During 2012, 2011 and 2010, our Board of Directors granted restricted units of our common stock to our Chairman of the Board of Directors (our "Chairman") and restricted common stock to our other nonemployee directors. Over 50%, 50% and 60% of the grants made to our employees in 2012, 2011 and 2010, respectively, vest in full on the third anniversary of the award date, conditional upon continued employment. The remainder of the grants made to employees and all the grants made to our Chairman vest pro rata over three years, as these participants meet certain age and years-of-service requirements. For the grants to each of the participant employees and the Chairman, the participant will be issued a share of our common stock for the participant's vested restricted stock units at the earlier of three years or, if the participant vested earlier after meeting the age and service requirements, at termination of employment or service. The grants to our nonemployee directors vest in full on the first anniversary of the award date conditional upon continued service as a director. Pursuant to grants of restricted common stock units to our employees made prior to 2005, at the time of each vesting, a participant received a tax-assistance payment. Our tax assistance payments were $1.8 million in 2010. There were no tax assistance payments in 2012 or 2011. In April 2009, the Compensation Committee adopted a policy that Oceaneering will not provide U.S. federal income tax gross-up payments to any of its directors or executive officers in connection with future awards of restricted stock or stock units. This policy had no effect on existing change-in-control agreements with several of our executive officers or the existing service agreement with our Chairman, which provide for tax gross-up payments that could become applicable to such future awards in limited circumstances, such as following a change in control of Oceaneering. Since August 2010, there have been no outstanding awards that provide for tax gross-up payments. The tax benefit realized from tax deductions in excess of the financial statement expense of our restricted stock grants was $2.5 million, $1.3 million and $0.8 million in 2012, 2011 and 2010, respectively.

The following is a summary of our restricted stock and restricted stock unit activity for 2012, 2011 and 2010:

	Number	Weighted Average Fair Value	Aggregate Intrinsic Value
Balance at December 31, 2009	1,243,050	$19.86
Granted	421,850	29.58
Issued	(595,790)	16.23	$16,673,000
Forfeited	(24,960)	24.73
Balance at December 31, 2010	1,044,150	25.74
Granted	463,400	41.26
Issued	(379,952)	30.81	$15,563,000
Forfeited	(36,748)	27.77
Balance at December 31, 2011	1,090,850	30.49
Granted	337,575	55.98
Issued	(369,050)	20.03	$20,325,000
Forfeited	(27,803)	42.02
Balance at December 31, 2012	1,031,572	$42.27

The restricted stock units granted in 2012, 2011 and 2010 carry no voting rights and no dividend rights. Each grantee of shares of restricted common stock is deemed to be the record owner of those shares during the restriction period, with the right to vote and receive any dividends on those shares.
Effective January 1, 2006, the unvested portions of our grants of restricted stock units were valued at their estimated fair values as of their respective grant dates. The grants in 2012, 2011 and 2010 were subject only to vesting conditioned on continued employment or service as a nonemployee director; therefore, these grants were valued at the grant date fair market value using the closing price of our stock on the New York Stock Exchange.
Compensation expense under the restricted stock plans was $14.6 million, $11.1 million and $8.5 million for 2012, 2011 and 2010, respectively. As of December 31, 2012, we had $13.5 million of future expense to be recognized related to our restricted stock unit plans over a weighted average remaining life of 1.7 years.

Post-Employment Benefit
In 2001, we entered into an agreement with our Chairman who was also then our Chief Executive Officer. That agreement was amended in 2006 and in 2008. Pursuant to the amended agreement, the Chairman relinquished his position as Chief Executive Officer in May 2006 and began his post-employment service period on December 31, 2006, which continued through August 15, 2011, during which service period the Chairman, acting as an independent contractor, agreed to serve as nonexecutive Chairman of our Board of Directors. The agreement provides the Chairman with post-employment benefits for ten years following August 15, 2011. The agreement also provides for medical coverage on an after-tax basis to the Chairman, his spouse and children for their lives. We recognized the net present value of the post-employment benefits over the expected service period. Our total accrued liabilities, current and long-term, under this post-employment benefit were $6.8 million and $7.3 million at December 31, 2012 and 2011, respectively.
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

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
(in thousands, except per share data)

	Year Ended December 31, 2012
Quarter Ended	March 31	June 30	Sept. 30	Dec. 31	Total
Revenue	$594,893	$672,545	$734,217	$780,949	$2,782,604
Gross profit	123,303	161,158	170,869	172,528	627,858
Income from operations	75,987	110,047	123,813	118,750	428,597
Net income	51,455	72,554	84,406	80,602	289,017
Diluted earnings per share	$0.47	$0.67	$0.78	$0.74	$2.66
Weighted average number of diluted shares outstanding	108,761	108,663	108,500	108,558	108,617
	Year Ended December 31, 2011
Quarter Ended	March 31	June 30	Sept. 30	Dec. 31	Total
Revenue	$470,420	$545,838	$602,208	$574,197	$2,192,663
Gross profit	98,801	126,116	153,096	130,746	508,759
Income from operations	61,067	81,674	109,622	82,468	334,831
Net income	42,070	56,693	78,578	58,317	235,658
Diluted earnings per share	$0.39	$0.52	$0.72	$0.54	$2.16
Weighted average number of diluted shares outstanding	109,002	109,147	108,928	108,671	109,001

Exhibit Index

			Registration or File Number	Form of Report	Report Date	Exhibit Number
*	3.01	Restated Certificate of Incorporation	1-10945	10-K	Dec. 2000	3.01
*	3.02	Certificate of Amendment to Restated Certificate of Incorporation	1-10945	8-K	May 2008	3.1
*	3.03	Amended and Restated Bylaws	1-10945	8-K	Dec. 2007	3.1
*	4.01	Specimen of Common Stock Certificate	1-10945	10-K	March 1993	4(a)
*	4.02	Credit Agreement, dated as of January 6, 2012, by and among Oceaneering International, Inc., Wells Fargo Bank, National Association, as administrative agent, issuing lender and swing line lender, and certain lenders party thereto.	1-10945	8-K	Jan. 2012	4.1
*	4.03	$200,000,000 Private Shelf Facility dated as of September 9, 2009 between Oceaneering International, Inc. and Prudential Investment Management, Inc.	1-10945	8-K	Sept. 2009	10.1
*	4.04	Letter Amendment No. 1 dated as of September 7, 2012 to the $200,000,000 Private Shelf Facility dated as of September 9, 2009 between Oceaneering International, Inc. and Prudential Investment Management, Inc.	1-10945	8-K	Sept. 2012	10.1
We and certain of our consolidated subsidiaries are parties to debt instruments under which the total amount of securities authorized does not exceed 10% of our total consolidated assets. Pursuant to paragraph 4(iii)(A) of Item 601(b) of Regulation S-K, we agree to furnish a copy of those instruments to the Securities and Exchange Commission on request.

*	10.01+	Defined Contribution Master Plan and Trust Agreement and Adoption Agreement for the Oceaneering International, Inc. Retirement Investment Plan	1-10945	10-K	Dec. 2009	10.01
*	10.02+	Amendments dated November 5 and December 14, 2010 to Oceaneering International, Inc. Retirement Investment Plan	1-10945	10-K	Dec. 2010	10.02
*	10.03+	Amended and Restated Service Agreement dated as of December 21, 2006 between Oceaneering and John R. Huff	1-10945	8-K	Dec. 2006	10.1
*	10.04+	Modification to Service Agreement dated as of December 21, 2006 between Oceaneering and John R. Huff	1-10945	8-K	Dec. 2008	10.9
*	10.05+	Trust Agreement dated as of May 12, 2006 between Oceaneering and United Trust Company, National Association	1-10945	8-K	May 2006	10.2
*	10.06+	First Amendment to Trust Agreement dated as of May 12, 2006 between Oceaneering International, Inc. and Bank of America National Association, as successor trustee	1-10945	8-K	Dec. 2008	10.10
*	10.07+	Oceaneering International, Inc. Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2009	1-10945	8-K	Dec. 2008	10.5
*	10.08+	Amended and Restated Oceaneering International, Inc. Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2000 (for Internal Revenue Code Section 409A-grandfathered benefits)	1-10945	8-K	Dec. 2008	10.6
*	10.09+	Change-of-Control Agreements dated as of November 16, 2001 between Oceaneering and M. Kevin McEvoy and Marvin J. Migura	1-10945	10-K	Dec. 2001	10.06
*	10.10+	Form of First Amendment to Change-of-Control Agreement with M. Kevin McEvoy and Marvin J. Migura	1-10945	8-K	Dec. 2008	10.7

*	10.11+	Form of Change of Control Agreement	1-10945	8-K	May 2011	10.5
*	10.12+	Form of Indemnification Agreement between Oceaneering and each of its Directors and Executive Officers	1-10945	10-K	Dec. 2001	10.12
*	10.13+	Oceaneering International, Inc. 2012 Cash Bonus Award Program	1-10945	10-Q	March 2012	10.01
*	10.14+	2005 Incentive Plan	1-10945	10-K	Dec. 2009	10.20
*	10.15+	First Amendment to 2005 Incentive Plan of Oceaneering International, Inc.	1-10945	8-K	Dec. 2008	10.1
*	10.16+	2010 Incentive Plan	333-166612	S-8	May 2010	4.6
*	10.17+	Form of 2010 Employee Restricted Stock Unit Agreement for Executive Officers	1-10945	8-K	Feb. 2010	10.1
*	10.18+	Form of 2010 Nonemployee Director Restricted Stock Agreement for Jerold J. DesRoche, David S. Hooker, D. Michael Hughes and Harris J. Pappas	1-10945	8-K	Feb. 2010	10.6
*	10.19+	Form of 2010 Chairman Restricted Stock Unit Agreement for John R. Huff	1-10945	8-K	Feb. 2010	10.3
*	10.20+	Form of 2010 Performance Unit Agreement for Executive Officers	1-10945	8-K	Feb. 2010	10.2
*	10.21+	Form of 2010 Chairman Performance Unit Agreement for John R. Huff	1-10945	8-K	Feb. 2010	10.4
*	10.22+	2010 Performance Award: Goals and Measures, relating to the form of 2010 Performance Unit Agreement for Executive Officers and 2010 Chairman Performance Unit Agreement	1-10945	8-K	Feb. 2010	10.5
*	10.23+	Form of 2011 Employee Restricted Stock Unit Agreement for Executive Officers	1-10945	8-K	Feb. 2011	10.1
*	10.24+	Form of 2011 Chairman Restricted Stock Unit Agreement for John R. Huff	1-10945	8-K	Feb. 2011	10.3
*	10.25+	Form of 2011 Performance Unit Agreement for Executive Officers	1-10945	8-K	Feb. 2011	10.2
*	10.26+	Form of 2011 Chairman Performance Unit Agreement for John R. Huff	1-10945	8-K	Feb. 2011	10.4
*	10.27+	2011 Performance Award: Goals and Measures, relating to the form of 2011 Performance Unit Agreement for Executive Officers and 2011 Chairman Performance Unit Agreement	1-10945	8-K	Feb. 2011	10.5
*	10.28+	Form of 2011 Nonemployee Director Restricted Stock Agreement for Jerold J. DesRoche, David S. Hooker, D. Michael Hughes and Harris J. Pappas	1-10945	8-K	Feb. 2011	10.6
*	10.29+	Form of Supplemental 2011 Restricted Stock Unit Agreement	1-10945	8-K	May 2011	10.1
*	10.30+	Form of Supplemental 2011 Performance Unit Agreement	1-10945	8-K	May 2011	10.2
*	10.31+	2011 Performance Award: Goals and Measures, relating to the form of Supplemental 2011 Performance Unit Agreement	1-10945	8-K	May 2011	10.3
*	10.32+	Form of 2012 Employee Restricted Stock Unit Agreement for Executive Officers	1-10945	8-K	Feb. 2012	10.1
*	10.33+	Form of 2012 Chairman Restricted Stock Unit Agreement for John R. Huff	1-10945	8-K	Feb. 2012	10.3
*	10.34+	Form of 2012 Performance Unit Agreement for Executive Officers	1-10945	8-K	Feb. 2012	10.2
*	10.35+	Form of 2012 Chairman Performance Unit Agreement for John R. Huff	1-10945	8-K	Feb. 2012	10.4

*	10.36+	2012 Performance Award: Goals and Measures, relating to the form of 2012 Performance Unit Agreement for its executive officers and 2012 Chairman Performance Unit Agreement	1-10945	8-K	Feb. 2012	10.5
*	10.37+	Form of 2012 Nonemployee Director Restricted Stock Agreement for T. J. Collins, Jerold J. DesRoche, David S. Hooker, D. Michael Hughes, Paul B. Murphy, Jr. and Harris J. Pappas	1-10945	8-K	Feb. 2012	10.6
*	10.38+	Form of Indemnification Agreement	1-10945	8-K	May 2011	10.4
	21.01	Subsidiaries of Oceaneering
	23.01	Consent of Independent Registered Public Accounting Firm
	31.01	Rule 13a – 14(a)/15d – 14(a) certification of principal executive officer
	31.02	Rule 13a – 14(a)/15d – 14(a) certification of principal financial officer
	32.01	Section 1350 certification of principal executive officer
	32.02	Section 1350 certification of principal financial officer
	101.INS	XBRL Instance Document
	101.SCH	XBRL Taxonomy Extension Schema Document
	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
	101.LAB	XBRL Taxonomy Extension Label Linkbase Document
	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

	*	Exhibit previously filed with the Securities and Exchange Commission, as indicated, and incorporated herein by reference.
	+	Management contract or compensatory plan or arrangement.