Form 10-Q
period 2013-03-31
OCEANEERING INTERNATIONAL INC
filed 2013-05-02
CIK 73756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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
☐ Yes    ☑ No
Number of shares of Common Stock outstanding as of April 26, 2013: 108,197,074

Oceaneering International, Inc.
Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(in thousands, except share data)	2013	2012
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$127,990	$120,549
Accounts receivable, net of allowances for doubtful accounts of $269 and $2,298	618,738	666,930
Inventory	355,008	331,280
Other current assets	89,289	84,231
Total Current Assets	1,191,025	1,202,990
Property and Equipment, at cost	2,136,025	2,069,119
Less accumulated depreciation	1,075,835	1,043,987
Net Property and Equipment	1,060,190	1,025,132
Other Assets:
Goodwill	343,483	363,193
Investments in unconsolidated affiliates	41,072	42,619
Other non-current assets	135,851	134,184
Total Other Assets	520,406	539,996
Total Assets	$2,771,621	$2,768,118
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$138,439	$130,489
Accrued liabilities	374,456	408,303
Income taxes payable	85,344	78,393
Total Current Liabilities	598,239	617,185
Long-term Debt	90,000	94,000
Other Long-term Liabilities	249,308	241,473
Commitments and Contingencies
Shareholders’ Equity:
Common Stock, par value $0.25 per share; 180,000,000 shares authorized; 110,834,088 shares issued	27,709	27,709
Additional paid-in capital	206,411	212,940
Treasury stock; 2,638,631 and 2,926,514 shares, at cost	(75,793)	(84,062)
Retained earnings	1,696,401	1,641,027
Accumulated other comprehensive income	(20,654)	17,846
Total Shareholders' Equity	1,834,074	1,815,460
Total Liabilities and Shareholders' Equity	$2,771,621	$2,768,118
The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended March 31,
(in thousands, except per share data)	2013	2012
Revenue	$718,552	$594,893
Cost of services and products	558,177	471,590
Gross Profit	160,375	123,303
Selling, general and administrative expense	52,085	47,316
Income from Operations	108,290	75,987
Interest income	190	344
Interest expense	(763)	(545)
Equity earnings of unconsolidated affiliates	161	804
Other income (expense), net	1,390	(1,473)
Income before Income Taxes	109,268	75,117
Provision for income taxes	34,419	23,662
Net Income	$74,849	$51,455
Cash Dividends declared per Share	$0.18	$0.15
Basic Earnings per Share	$0.69	$0.48
Diluted Earnings per Share	$0.69	$0.47
The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended March 31,
(in thousands)	2013	2012
Net Income	$74,849	$51,455

Other comprehensive income, net of tax:

Foreign currency translation adjustments	(38,500)	11,791

Total other comprehensive income	(38,500)	11,791

Total Comprehensive Income	$36,349	$63,246

The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
(in thousands)	2013	2012
Cash Flows from Operating Activities:
Net income	$74,849	$51,455
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	49,852	40,588
Deferred income tax provision (benefit)	1,911	(5,494)
Gain on sales of property and equipment	(1)	(94)
Noncash compensation	4,487	4,089
Distributions from unconsolidated affiliates in excess of earnings	363	2,968
Excluding the effects of acquisitions, increase (decrease) in cash from:
Accounts receivable	48,192	31,935
Inventory	(23,727)	(1,956)
Other operating assets	92	(72)
Currency translation effect on working capital	(10,431)	656
Current liabilities	(24,817)	19,802
Other operating liabilities	(9)	2,562
Total adjustments to net income	45,912	94,984
Net Cash Provided by Operating Activities	120,761	146,439
Cash Flows from Investing Activities:
Purchases of property and equipment	(94,177)	(83,417)
Business acquisitions, net of cash acquired	—	(9,260)
Distributions of capital from unconsolidated affiliates	1,184	—
Dispositions of property and equipment	24	355
Net Cash Used in Investing Activities	(92,969)	(92,322)
Cash Flows from Financing Activities:
Net payments of revolving credit facility, including loan costs	(4,000)	(21,045)
Excess tax benefits from stock-based compensation	3,124	4,523
Cash dividends	(19,475)	(16,245)
Net Cash Used in Financing Activities	(20,351)	(32,767)
Net Increase in Cash and Cash Equivalents	7,441	21,350
Cash and Cash Equivalents—Beginning of Period	120,549	106,142
Cash and Cash Equivalents—End of Period	$127,990	$127,492
The accompanying Notes are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    SUMMARY OF MAJOR ACCOUNTING POLICIES

Basis of Presentation. We have prepared these unaudited consolidated financial statements pursuant to instructions for quarterly reports on Form 10-Q, which we are required to file with the Securities and Exchange Commission. These financial statements do not include all information and footnotes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States
("U.S. GAAP"). These financial statements reflect all adjustments that we believe are necessary to present fairly our financial position at March 31, 2013 and our results of operations and cash flows for the periods presented. Except as otherwise disclosed herein, all such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in our annual report on Form 10-K for the year ended December 31, 2012. The results for interim periods are not necessarily indicative of annual results.
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
We capitalize interest on assets where the construction period is anticipated to be more than three months. We capitalized no interest in the three-month periods ended March 31, 2013 and 2012. We do not allocate general administrative costs to capital projects.
Business Acquisitions. We account for business combinations using the acquisition method of accounting, and we allocate the acquisition price to the assets acquired and liabilities assumed based on their fair market values at the date of acquisition.
Goodwill and Intangible Assets. In our annual evaluation of goodwill for impairment, we first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, we determine it is more likely than not that the fair value of a reporting unit is no less than its carrying amount, performing the two-step impairment test is unnecessary. However, if we conclude otherwise, then we are required to perform the first step of the two-step impairment test. We tested the goodwill attributable to each of our reporting units for impairment as of December 31, 2012 and concluded that there was no impairment. The only changes in our reporting units' goodwill during the periods presented are from business acquisitions and currency exchange rate changes.

Intangible assets, primarily acquired in connection with business combinations, include trade names, intellectual property and customer relationships and are being amortized over their estimated useful lives.
Subsequent Event. We had been paying a quarterly cash dividend of $0.18 per share to our common shareholders since the second quarter of 2012. In April 2013, our Board of Directors increased our dividend to $0.22 per share, commencing with the dividend to be paid in June 2013.
New Accounting Standards. In February 2013, the Financial Accounting Standards Board ("FASB") issued an update to improve the reporting of amounts reclassified out of accumulated other comprehensive income. The update amends the presentation of changes in accumulated other comprehensive income and requires an entity to report the change of each component of other comprehensive income either on the face of the income statement or as a separate disclosure in the notes. We adopted this update on January 1, 2013, as required.

2.    SELECTED BALANCE SHEET INFORMATION
The following is information regarding selected balance sheet accounts:

(in thousands)	Mar 31, 2013	Dec 31, 2012
Inventory:
Inventory for remotely operated vehicles	$176,650	$174,612
Other inventory, primarily raw materials	178,358	156,668
Total	$355,008	$331,280

Investments in unconsolidated affiliates:
Medusa Spar LLC	$40,999	$42,540
Other	73	79
Total	$41,072	$42,619

3.    DEBT
Long-term Debt consisted of the following:

(in thousands)	Mar 31, 2013	Dec 31, 2012
Revolving credit facility	$90,000	$94,000
Long-term Debt	$90,000	$94,000

We have a credit agreement with a group of banks (the "Credit Agreement"). The Credit Agreement provides for a five-year, $300 million revolving credit facility. Subject to certain conditions, the aggregate commitments under the facility may be increased by up to $200 million by obtaining additional commitments from existing and/or new lenders. Borrowings under the facility may be used for working capital and general corporate purposes. The facility is scheduled to expire on January 6, 2017. Revolving borrowings under the facility bear interest at an adjusted base rate or the Eurodollar Rate (as defined in the agreement), at our option, plus an applicable margin. Depending on our debt to capitalization ratio, the applicable margin varies: (1) in the case of adjusted base rate advances, from 0.125% to 0.750%; and (2) in the case of eurodollar advances, from 1.125% to 1.750%. The adjusted base rate is the greater of (1) the per annum rate established by administrative agent as its prime rate,
(2) the federal funds rate plus 0.50% and (3) the one-month Eurodollar Rate plus 1%.

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

4.    COMMITMENTS AND CONTINGENCIES

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

Other financial instruments that potentially subject us to concentrations of credit risk are principally cash and cash equivalents and accounts receivable. The carrying values of cash and cash equivalents approximate their fair values due to the short maturity of those instruments. Accounts receivable are generated from a broad group of customers, primarily from within the energy industry, which is our major source of revenue. Due to their short-term nature, carrying values of our accounts receivable and accounts payable approximate fair market values. We had $90 million and $94 million of borrowings at March 31, 2013 and December 31, 2012, respectively, under the Credit Agreement. Due to the short maturity of the associated interest rate periods, the carrying value of our debt under the Credit Agreement approximates its fair value. Our debt is classified as Level 2 in the fair value hierarchy (inputs other than quoted prices in active markets for similar assets and liabilities that are observable or can be corroborated by observable market data for substantially the full term for the assets or liabilities).

5.    EARNINGS PER SHARE, SHARE-BASED COMPENSATION AND SHARE REPURCHASE PLAN
Earnings Per Share. The table that follows presents our computation of weighted average basic and diluted shares outstanding, which we use in our earnings per share calculations. For each period presented, our net income allocable to both common shareholders and diluted common shareholders is the same as our net income in our consolidated statements of income.

	Three Months Ended March 31,
(in thousands)	2013	2012
Basic shares outstanding	108,037	108,155
Effect of restricted stock units	575	606
Diluted shares outstanding	108,612	108,761
Share-Based Compensation. We have no outstanding stock options and no future share-based compensation to be recognized pursuant to stock option grants.
We grant restricted units of our common stock to certain of our key executives, key employees and Chairman of the Board. We also grant shares of restricted stock to our other non-employee directors. The restricted units granted to our key executives and key employees generally vest in full on the third anniversary of the award date, conditional on continued employment. The restricted unit grants, including those granted to our Chairman, can vest pro rata over three years, provided the individual meets certain age and years-of-service requirements. We grant shares of restricted common stock to our other non-employee directors. These shares vest in full on the first anniversary of the award date, conditional upon continued service as a director.
For each of the restricted stock units granted in 2011 through 2013, at the earlier of three years after grant or at termination of employment or service, the grantee will be issued a share of our common stock for each common stock unit vested. As of March 31, 2013 and December 31, 2012, totals of 988,426 and 1,031,572 shares of restricted stock or restricted stock units were outstanding. Each grantee of shares of restricted stock is deemed to be the record owner of those shares during the restriction period, with the right to vote and receive any dividends on those shares. The restricted stock units outstanding have no voting or dividend rights.
We estimate that stock-based compensation cost not yet recognized related to shares of restricted stock or restricted stock units, based on their grant-date fair values, was $29 million at March 31, 2013. This expense is being recognized on a staged-vesting basis over three years for awards attributable to individuals meeting certain age and years-of-service requirements, and on a straight-line basis over the applicable vesting period of one or three years for the other awards.

Share Repurchase Plan. In February 2010, our Board of Directors approved a plan to repurchase up to 12 million shares of our common stock. Through March 31, 2013, under this plan, we had repurchased 3.1 million shares of our common stock for $86 million.

6.    INCOME TAXES

During interim periods, we provide for income taxes based on our current estimated annual effective tax rate using assumptions as to (1) earnings and other factors that would affect the tax provision for the remainder of the year and (2) the operations of foreign branches and subsidiaries that are subject to local income and withholding taxes. We conduct business through several foreign subsidiaries and, although we expect our consolidated operations to be profitable, there is no assurance that profits will be earned in entities or jurisdictions that have net operating loss carryforwards available. The primary difference between our effective tax rate of 31.5% in the three-month periods ended March 31, 2013 and 2012 and the federal statutory rate of 35% reflects our intention to indefinitely reinvest in certain of our international operations. Therefore, we do not provide for U.S. taxes on a portion of our foreign earnings.
We conduct our international operations in a number of locations that have varying laws and regulations with regard to income and other taxes, some of which are subject to interpretation. We recognize the benefit for a tax position if the benefit is more likely than not to be sustainable upon audit by the applicable taxing authority. If this threshold is met, the tax benefit is then measured and recognized at the largest amount that we believe is greater than 50% likely of being realized upon ultimate settlement. We do not believe that the total of unrecognized tax benefits will significantly increase or decrease in the next 12 months.
We account for any applicable interest and penalties on uncertain tax positions as a component of our provision for income taxes on our financial statements. Including associated foreign tax credits and penalties and interest, we have accrued a net total of $6.6 million in the caption "other long-term liabilities" on our balance sheet for unrecognized tax benefits at March 31, 2013. All additions or reductions to those liabilities would affect our effective income tax rate in the periods of change.
Our tax returns are subject to audit by taxing authorities in multiple jurisdictions. These audits often take years to complete and settle. The following lists the earliest tax years open to examination by tax authorities where we have significant operations:

Jurisdiction	Periods
United States	2009
United Kingdom	2009
Norway	2002
Angola	2007
Nigeria	2006
Brazil	2007
Australia	2009
Canada	2009

7.    BUSINESS SEGMENT INFORMATION

We are a global oilfield provider of engineered services and products, primarily to the offshore oil and gas industry, with a focus on deepwater applications. Through the use of our applied technology expertise, we also serve the defense and aerospace industries. Our Oil and Gas business consists of Remotely Operated Vehicles ("ROVs"), Subsea Products, Subsea Projects and Asset Integrity. Our ROV segment provides submersible vehicles operated from the surface to support offshore oil and gas exploration, development and production activities. Our Subsea Products segment supplies a variety of built-to-order specialty subsea hardware. Our Subsea Projects segment provides multiservice vessels, oilfield diving and support vessel operations, which are used primarily in inspection, maintenance and repair and installation activities. We also operate and maintain offshore and onshore oil and gas production facilities, provide subsea engineering services, and operate an offshore logistics supply base in Australia. Our Asset Integrity segment provides asset integrity management and assessment services and nondestructive testing and inspection. Our Advanced Technologies business provides project management, engineering services and equipment for applications in non-oilfield markets. Unallocated Expenses are those not associated with a specific business segment. These consist of expenses related to our incentive and deferred compensation plans, including restricted stock and bonuses, as well as other general expenses, including corporate administrative expenses.
There are no differences in the basis of segmentation or in the basis of measurement of segment profit or loss from those used in our consolidated financial statements for the year ended December 31, 2012.

The table that follows presents Revenue and Income from Operations by business segment for each of the periods indicated.

	Three Months Ended
(in thousands)	Mar 31, 2013	Mar 31, 2012	Dec 31, 2012
Revenue
Oil and Gas
Remotely Operated Vehicles	$229,628	$193,971	$226,098
Subsea Products	214,005	172,081	249,553
Subsea Projects	88,455	72,676	114,728
Asset Integrity	114,849	93,456	114,677
Total Oil and Gas	646,937	532,184	705,056
Advanced Technologies	71,615	62,709	75,893
Total	$718,552	$594,893	$780,949
Income from Operations
Oil and Gas
Remotely Operated Vehicles	$65,835	$56,933	$61,147
Subsea Products	42,779	29,510	53,866
Subsea Projects	11,620	7,567	22,160
Asset Integrity	12,339	6,538	7,658
Total Oil and Gas	132,573	100,548	144,831
Advanced Technologies	8,676	3,509	5,635
Unallocated Expenses	(32,959)	(28,070)	(31,716)
Total	$108,290	$75,987	$118,750
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

Certain forward-looking statements we make in this quarterly report on Form 10-Q are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements include, without limitation, statements regarding our expectations about:

•
second quarter of 2013 and full year of 2013 operating results and earnings per share, and the contributions from our segments to those results (including anticipated margin and utilization information);

•	demand growth and business activity levels;

•	our plans for future operations (including planned additions to our remotely operated vehicle ("ROV") fleet and other capital expenditures);

•	our cash flows;

•	the adequacy of our liquidity and capital resources;

•	our expectations regarding shares repurchased under our share repurchase plan;

•	our anticipated tax rates and underlying assumptions;

•	seasonality; and

•	industry conditions.

These forward-looking statements are subject to various risks, uncertainties and assumptions, including those we have referred to under the headings "Risk Factors" and "Cautionary Statement Concerning Forward-Looking Statements" in Part I of our annual report on Form 10-K for the year ended December 31, 2012. Although we believe that the expectations reflected in such forward-looking statements are reasonable, because of the inherent limitations in the forecasting process, as well as the relatively volatile nature of the industries in which we operate, we can give no assurance that those expectations will prove to have been correct. Accordingly, evaluation of our future prospects must be made with caution when relying on forward-looking information.

The following discussion should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our annual report on Form 10-K for the year ended
December 31, 2012.

Executive Overview

We expect 2013 diluted earnings per share to be in the range of $3.10 to $3.30, as compared to our 2012 diluted earnings per share of $2.66, with continued global demand growth for our services and products to support deepwater drilling, field development, and inspection, maintenance and repair activities. We believe our operating income will be higher in 2013 than it was in 2012 for each of our operating business segments, notably:

•	ROVs on greater service demand to support drilling and vessel-based projects;

•	Subsea Products on higher demand for all our major product lines, led by subsea hardware; and

•	Subsea Projects on a full year of work on our field support services contract offshore Angola.

We expect to place 30 to 35 new ROVs into service in 2013, including the six we placed into service through March 31, 2013.

We forecast second quarter 2013 diluted earnings per share of $0.81 to $0.86. For the second quarter, we anticipate operating income increases from all of our oilfield business segments over the first quarter.

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

Critical Accounting Policies and Estimates

For information about our Critical Accounting Policies and Estimates, please refer to the discussion in our annual report on Form 10-K for the year ended December 31, 2012 under the heading "Critical Accounting Policies and Estimates" in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operation.

New Accounting Standards

For a discussion of new accounting standards applicable to us, see the discussion in Note 1 to the Consolidated Financial Statements contained in Item 1 of this quarterly report on Form 10-Q.

Liquidity and Capital Resources

We consider our liquidity and capital resources adequate to support our existing operations and capital commitments. At March 31, 2013, we had working capital of $593 million, including $128 million of cash and cash equivalents. Additionally, we had $210 million of borrowing capacity available under our revolving credit facility.

Our capital expenditures were $94 million during the first three months of 2013, as compared to $93 million during the corresponding period of last year. Of the $94 million, $70 million was invested in our ROV segment. We added six new ROVs to our fleet during the three months ended March 31, 2013 and retired one, resulting in a total of 294 ROVs in our fleet. We plan to add 24 to 29 more new ROVs during the rest of 2013. Our capital expenditures in the three months ended March 31, 2012 included $62 million invested in our ROV segment. We estimate our capital expenditures, excluding business acquisitions, for 2013 will be in the range of $300 million to $325 million, with approximately $175 million for upgrading and adding vehicles to our ROV fleet and $100 million for enhancing our Subsea Products capabilities.

We have chartered a deepwater vessel, the Ocean Intervention III, for a term that extends to February 2014, with annual extension options for up to three additional years. The Ocean Intervention III is working under a contract for field support services offshore Angola. We have chartered the Bourbon Oceanteam 101 to February 2015 to work on the same contract. Each of these vessels has been outfitted with two of our high specification work-class ROVs.

We have also chartered an additional deepwater vessel, the Olympic Intervention IV, for an initial five-year term ending in July 2013, with one two-year and three one-year extension options. We have exercised the first one-year option to July 2014. We have outfitted this vessel with two of our high specification work-class ROVs, and we are using this vessel to perform subsea hardware installation and inspection, maintenance and repair projects in the U.S. Gulf of Mexico.

In October 2012, we entered into a five-year charter for the use of the Cade Candies, a Jones Act-compliant multiservice subsea support vessel. The charter commenced during March 2013. We have renamed the vessel Ocean Alliance and have outfitted the vessel with two of our high specification work-class ROVs. We expect to use this vessel in the U.S. Gulf of Mexico to perform subsea hardware installation and inspection, maintenance and repair projects.

We had no material contractual commitments for capital expenditures at March 31, 2013. We believe our cash provided from operating activities will exceed our capital expenditures in 2013.

At March 31, 2013 we had $90 million of long-term debt outstanding and $210 million available on our revolving credit facility, which is scheduled to expire in January 2017. The revolving credit facility has short-term interest rates that float with market rates, plus applicable spreads.

Our principal source of cash from operating activities is our net income, adjusted for the non-cash effects of depreciation and amortization, deferred income taxes and noncash compensation under our share-based compensation plans. Our $121 million and $146 million of cash provided from operating activities in the three-month periods ended March 31, 2013 and 2012, respectively, were affected by cash increases (decreases) of
$48 million and $32 million, respectively, from changes in accounts receivable, $(24) million and $(2) million, respectively, from changes in inventory and $(25) million and $20 million, respectively, from changes in current liabilities. The decreases in accounts receivable during the quarters ended March 31, 2013 and 2012 were a result of better collections from customers relative to that quarter's revenue than that of their immediately preceding quarters. Inventory increased during the quarter ended March 31, 2013 as we prepared to meet the requirements of our higher Subsea Products backlog. Our current liabilities decreased during the quarter ended March 31, 2013 as we had a lower level of payroll accruals at March 31, 2013 than we did at December 31, 2012 due to the timing of payrolls. Our current liabilities increased in the quarter ended March 31, 2012 as we had a higher level of progress payments on projects at March 31, 2012 than we did at December 31, 2011.

In the three-month period ended March 31, 2013, we used $93 million of cash in investing activities. The cash used in investing activities related to the capital expenditures described above. We also used $20 million in financing activities, which included the payment of cash dividends of $19 million. In the three-month period ended
March 31, 2012, we used $92 million of cash in investing activities. The cash used in investing activities was used for the capital expenditures described above. In the three-month period ended March 31, 2012, we used
$33 million of cash in financing activities, which included net payments and new loan costs of $21 million related to our revolving credit facility and the payment of cash dividends of $16 million.

We have not guaranteed any debt not reflected on our consolidated balance sheet, and we do not have any off-balance sheet arrangements, as defined by SEC rules.

In February 2010, our Board of Directors approved a plan to repurchase up to 12 million shares of our common stock. Under the plan, we have repurchased a total of 3.1 million shares for $86 million through March 31, 2013. The timing and amount of any future repurchases will be determined by our management. We expect that any additional shares repurchased under the plan will be held as treasury stock for future use. The plan does not obligate us to repurchase any particular number of shares.

We had been paying a quarterly cash dividend of $0.18 per share to our common shareholders since the second quarter of 2012. In April 2013, our Board of Directors increased our dividend to $0.22 per share, commencing with the dividend to be paid in June 2013.

Results of Operations

We operate in five business segments. The segments are contained within two businesses — services and products provided to the oil and gas industry ("Oil and Gas") and all other services and products ("Advanced Technologies"). Our Unallocated Expenses are those not associated with a specific business segment.

Consolidated revenue and profitability information is as follows:

	Three Months Ended
(dollars in thousands)	Mar 31, 2013	Mar 31, 2012	Dec 31, 2012
Revenue	$718,552	$594,893	$780,949
Gross Profit	160,375	123,303	172,528
Gross Margin	22%	21%	22%
Operating Income	108,290	75,987	118,750
Operating Margin	15%	13%	15%

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

Oil and Gas

The following table sets forth the revenues and margins for our Oil and Gas business segments for the periods indicated.

	Three Months Ended
(dollars in thousands)	Mar 31, 2013	Mar 31, 2012	Dec 31, 2012
Remotely Operated Vehicles
Revenue	$229,628	$193,971	$226,098
Gross Profit	76,154	66,392	72,836
Gross Margin	33%	34%	32%
Operating Income	65,835	56,933	61,147
Operating Margin	29%	29%	27%
Days available	26,215	24,246	26,599
Utilization	83%	79%	79%

Subsea Products
Revenue	214,005	172,081	249,553
Gross Profit	62,345	46,781	72,196
Gross Margin	29%	27%	29%
Operating Income	42,779	29,510	53,866
Operating Margin	20%	17%	22%
Backlog at end of period	776,000	402,000	681,000

Subsea Projects
Revenue	88,455	72,676	114,728
Gross Profit	14,921	11,911	26,682
Gross Margin	17%	16%	23%
Operating Income	11,620	7,567	22,160
Operating Margin	13%	10%	19%

Asset Integrity
Revenue	114,849	93,456	114,677
Gross Profit	19,039	12,230	14,465
Gross Margin	17%	13%	13%
Operating Income	12,339	6,538	7,658
Operating Margin	11%	7%	7%

Total Oil and Gas
Revenue	$646,937	$532,184	$705,056
Gross Profit	172,459	137,314	186,179
Gross Margin	27%	26%	26%
Operating Income	132,573	100,548	144,831
Operating Margin	20%	19%	21%

In general, our Oil and Gas business focuses on supplying services and products to the deepwater sector of the offshore market. We are the world's largest provider of ROV services, and this business segment typically generates more than half of the operating income of our Oil and Gas business.

Our ROV segment revenue reflects the utilization percentages, fleet sizes and average pricing of the respective periods. Our operating income increased in the three-month period ended March 31, 2013 compared to the corresponding period of the prior year from higher demand in most of our operating areas, particularly in the U.S. Gulf of Mexico and offshore Africa. Our ROV operating income increase over the immediately preceding quarter was attributable to increases in days on hire and in our margin percentage after an unusually low percentage in the fourth quarter of 2012. The fourth quarter of 2012 was adversely affected by a pension plan adjustment and unusually high vehicle umbilical repair and maintenance expenses. We expect our full-year 2013 ROV operating income to exceed that of 2012 due to increases in fleet size and days on hire, led by higher demand in the U.S. Gulf of Mexico and offshore Africa. We expect to add 30 to 35 ROVs in 2013, including the six we added in the first three months. We retired one in the three-month period ended March 31, 2013, and we currently expect to retire, on average, 4% to 5% of our fleet on an annual basis. We anticipate our ROV operating margin percentage for the year 2013 will approximate 30% and our utilization percentage will approximate 83%.

Compared to the corresponding quarter of 2012, our Subsea Products operating income in the first quarter of 2013 improved on higher profitability from increased demand for all of our major product lines, led by installation and workover control system ("IWOCS") services. We attained a higher operating margin percentage as support costs were spread over a higher revenue base. Our Subsea Products operating income for the three months ended March 31, 2013 was lower than that of the immediately preceding quarter due to reduced sales of tooling and subsea hardware and lower umbilical plant throughput. Operating margin percentage consequently declined. Our Subsea Products backlog was $776 million at March 31, 2013 compared to $681 million at December 31, 2012, with the increase primarily from umbilical and blowout preventer (BOP) control system orders. We believe Subsea Products operating income will be higher in 2013 compared to 2012 from improved results in all our major product lines, led by subsea hardware. We anticipate that our operating margin percentage for the full year of 2013 will be less than the 21% we had for 2012 as we expect our product mix for the year will have a higher weighting of umbilical sales.

In our Subsea Projects segment, a full quarter of activity under our field service contract offshore Angola, which began in the first quarter of 2012, was the primary source of the revenue and operating income increases for the three-month period ended March 31, 2013 over the corresponding period of 2012. Our revenue and operating income decreased in the quarter ended March 31, 2013 from the immediately preceding quarter due to seasonality in our U.S. Gulf of Mexico operations. We expect our Subsea Projects operating income in 2013 to be higher than that of 2012 from a full year of operations under our field services contract offshore Angola.

Our Asset Integrity revenue and operating income were higher in the three-month period ended March 31, 2013 compared to the corresponding period of the prior year due to higher service demand in most geographic areas in which we operate. In addition, results in the 2012 period were adversely affected by integration costs and operational inefficiencies associated with a business we acquired in December 2011, and poor execution of a project in the U.S. Compared to the immediately preceding quarter, Asset Integrity operating income increased. The fourth quarter of 2012 included costs we incurred in connection with the closing of an unprofitable operation in Sweden and a negative pension plan adjustment. Additionally, in the quarter ended March 31, 2013, we experienced better job execution and a favorable service mix. We expect our Asset Integrity operating income in 2013 to be higher than that of 2012 on better execution and operational efficiency, and we expect our operating margin percentage to be in the range of 11% to 12% for the full year of 2013.

Advanced Technologies

Revenue and margin information was as follows:

	Three Months Ended
(dollars in thousands)	Mar 31, 2013	Mar 31, 2012	Dec 31, 2012
Revenue	$71,615	$62,709	$75,893
Gross Profit	13,308	7,723	10,279
Gross Margin	19%	12%	14%
Operating Income	8,676	3,509	5,635
Operating Margin	12%	6%	7%

Advanced Technologies operating income in the three-month period ended March 31, 2013 increased from the other periods presented. The increase in operating income in the three-month period ended March 31, 2013 compared to the corresponding period of the prior year was due to an increase in work and operational efficiency on entertainment theme park projects and submarine maintenance activity for the U.S. Navy. We expect our Advanced Technologies operating income in 2013 to be higher than that of 2012 due to a higher level on entertainment theme park work.

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

The following table sets forth our Unallocated Expenses for the periods indicated.

	Three Months Ended
(dollars in thousands)	Mar 31, 2013	Mar 31, 2012	Dec 31, 2012
Gross profit expenses	$25,392	$21,734	$23,930
% of revenue	4%	4%	3%
Operating expenses	32,959	28,070	31,716
% of revenue	5%	5%	4%

The increases in operating expenses in the three-month period ended March 31, 2013 compared to the corresponding period of the prior year were due to higher incentive compensation expenses.

Other

The following table sets forth our significant financial statement items below the income from operations line.

	Three Months Ended
(in thousands)	Mar 31, 2013	Mar 31, 2012	Dec 31, 2012
Interest income	$190	$344	$573
Interest expense	(763)	(545)	(1,135)
Equity earnings of unconsolidated affiliates	161	804	332
Other income (expense), net	1,390	(1,473)	(853)
Provision for income taxes	34,419	23,662	37,065

In addition to interest on borrowings, interest expense includes fees for lender commitments under our revolving credit agreement and fees for standby letters of credit and bank guarantees that banks issue on our behalf for performance bonds, bid bonds and self-insurance requirements.

Our equity earnings of unconsolidated affiliates consists of earnings from our 50% equity interest in
Medusa Spar LLC, which owns a 75% interest in the Medusa Spar production platform in the U.S. Gulf of Mexico. Medusa Spar LLC earns revenue on a tariff basis on oil and gas production throughput processed by the platform from the Medusa field and other surrounding areas. We expect our equity earnings of unconsolidated affiliates to decrease in 2013 from that of 2012 due to production declines from the existing connected wells.

Other income (expense), net consisted principally of foreign currency transaction gains and losses for all periods presented. During the three-month period ended March 31, 2013, foreign currency gains primarily related to Norway and the United Kingdom, as the U.S. dollar strengthened relative to the Norwegian kroner and U.K pound sterling.

The provisions for income taxes were related to U.S. income taxes that we provided at estimated annual effective rates using assumptions as to earnings and other factors that would affect the tax provision for the remainder of the year, and to the operations of foreign branches and subsidiaries that were subject to local income and withholding taxes. We anticipate our effective tax rate for 2013 will be 31.5%. The primary difference between our current 2013 estimated effective tax rate of 31.5% and the federal statutory tax rate of 35% reflects our intention to indefinitely reinvest in certain of our international operations; therefore, we do not provide for U.S. taxes on a portion of our foreign earnings.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are currently exposed to certain market risks arising from transactions we have entered into in the normal course of business. These risks relate to interest rate changes and fluctuations in foreign exchange rates. We do not believe these risks are material. We have not entered into any market risk sensitive instruments for speculative or trading purposes. We currently have no outstanding hedges or similar instruments. When we have a significant amount of borrowings, we typically manage our exposure to interest rate changes through the use of a combination of fixed- and floating-rate debt. See Note 3 of Notes to Consolidated Financial Statements included in this report for a description of our revolving credit facility and interest rates on our borrowings. We believe significant interest rate changes would not have a material near-term impact on our future earnings or cash flows.
Because we operate in various oil and gas exploration and production regions in the world, we conduct a portion of our business in currencies other than the U.S. dollar. The functional currency for several of our international operations is the applicable local currency. A stronger U.S. dollar against the U.K. pound sterling, the Norwegian kroner and the Brazilian real may result in lower operating income. We manage our exposure to changes in foreign exchange rates principally through arranging compensation in U.S. dollars or freely convertible currency and, to the extent possible, by limiting compensation received in other currencies to amounts necessary to meet obligations denominated in those currencies. We use the exchange rates in effect as of the balance sheet date to translate assets and liabilities as to which the functional currency is the local currency, resulting in translation adjustments that we reflect as accumulated other comprehensive income or loss in the shareholders' equity section of our Consolidated Balance Sheets. We recorded adjustments of $(38.5) million and $11.8 million to our equity accounts for the three months ended March 31, 2013 and 2012, respectively. Negative adjustments reflect the net impact of the strengthening of the U.S. dollar against various foreign currencies for locations where the functional currency is not the U.S. dollar. Conversely, positive adjustments reflect the effect of a weakening dollar.
We recorded foreign currency transaction gains (losses) of $1.4 million and $(1.4) million in the three-month periods ended March 31, 2013 and March 31, 2012, respectively, that are included in Other income (expense), net in our Consolidated Income Statements.

Item 4.	Controls and Procedures.

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2013 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There has been no change in our internal control over financial reporting that occurred during the three months ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

Various actions and claims are pending against us, most of which are covered by insurance. Although we cannot predict the ultimate outcome of these matters, we believe the ultimate liability, if any, that may result from these actions and claims will not materially affect our results of operations, cash flow or financial position.

Item 6.        Exhibits.

			Registration or File Number	Form of Report	Report Date	Exhibit Number
3.01	*	Restated Certificate of Incorporation	1-10945	10-K	Dec. 2000	3.01
3.02	*	Certificate of Amendment to Restated Certificate of Incorporation	1-10945	8-K	May 2008	3.1
3.03	*	Amended and Restated Bylaws	1-10945	8-K	Dec. 2007	3.1
10.01+	*	Form of 2013 Restricted Stock Unit Agreement	1-10945	8-K	Feb. 2013	10.1
10.02+	*	Form of 2013 Performance Unit Agreement	1-10945	8-K	Feb. 2013	10.2
10.03+	*	Form of 2013 Chairman Restricted Stock Unit Agreement	1-10945	8-K	Feb. 2013	10.3
10.04+	*	Form of 2013 Chairman Performance Unit Agreement	1-10945	8-K	Feb. 2013	10.4
10.05+	*	2013 Performance Award: Goals and Measures, relating to the form of 2013 Performance Unit Agreement and 2013 Chairman Performance Unit Agreement	1-10945	8-K	Feb. 2013	10.5
10.06+	*	Form of 2013 Nonemployee Director Restricted Stock Agreement for Messrs. Collins, DesRoche, Hughes, Murphy and Pappas	1-10945	8-K	Feb. 2013	10.6
10.07+	*	Form of 2013 Nonemployee Director Restricted Stock Agreement for Mr. Hooker	1-10945	8-K	Feb. 2013	10.7
31.01		Rule 13a – 14(a)/15d – 14(a) certification of principal executive officer
31.02		Rule 13a – 14(a)/15d – 14(a) certification of principal financial officer
32.01		Section 1350 certification of principal executive officer
32.02		Section 1350 certification of principal financial officer
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		XBRL Taxonomy Extension Label Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

*		Exhibit previously filed with the Securities and Exchange Commission, as indicated, and incorporated herein by reference.
+		Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 2, 2013	/S/ M. KEVIN MCEVOY
Date	M. Kevin McEvoy
Chief Executive Officer and Director
(Principal Executive Officer)

May 2, 2013	/S/ MARVIN J. MIGURA
Date	Marvin J. Migura
Executive Vice President
(Principal Financial Officer)

May 2, 2013	/S/ W. CARDON GERNER
Date	W. Cardon Gerner
Senior Vice President and Chief Financial Officer
(Principal Accounting Officer)

Index to Exhibits

			Registration or File Number	Form of Report	Report Date	Exhibit Number
3.01	*	Restated Certificate of Incorporation	1-10945	10-K	Dec. 2000	3.01
3.02	*	Certificate of Amendment to Restated Certificate of Incorporation	1-10945	8-K	May 2008	3.1
3.03	*	Amended and Restated Bylaws	1-10945	8-K	Dec. 2007	3.1
10.01+	*	Form of 2013 Restricted Stock Unit Agreement	1-10945	8-K	Feb. 2013	10.1
10.02+	*	Form of 2013 Performance Unit Agreement	1-10945	8-K	Feb. 2013	10.2
10.03+	*	Form of 2013 Chairman Restricted Stock Unit Agreement	1-10945	8-K	Feb. 2013	10.3
10.04+	*	Form of 2013 Chairman Performance Unit Agreement	1-10945	8-K	Feb. 2013	10.4
10.05+	*	2013 Performance Award: Goals and Measures, relating to the form of 2013 Performance Unit Agreement and 2013 Chairman Performance Unit Agreement	1-10945	8-K	Feb. 2013	10.5
10.06+	*	Form of 2013 Nonemployee Director Restricted Stock Agreement for Messrs. Collins, DesRoche, Hughes, Murphy and Pappas	1-10945	8-K	Feb. 2013	10.6
10.07+	*	Form of 2013 Nonemployee Director Restricted Stock Agreement for Mr. Hooker	1-10945	8-K	Feb. 2013	10.7
31.01		Rule 13a – 14(a)/15d – 14(a) certification of principal executive officer
31.02		Rule 13a – 14(a)/15d – 14(a) certification of principal financial officer
32.01		Section 1350 certification of principal executive officer
32.02		Section 1350 certification of principal financial officer
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		XBRL Taxonomy Extension Label Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

*		Exhibit previously filed with the Securities and Exchange Commission, as indicated, and incorporated herein by reference.
+		Management contract or compensatory plan or arrangement.