Form 10-Q
period 2013-06-30
OCEANEERING INTERNATIONAL INC
filed 2013-07-31
CIK 73756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
☐ Yes    ☑ No
Number of shares of Common Stock outstanding as of July 19, 2013: 108,197,444

Oceaneering International, Inc.
Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	Jun 30, 2013	Dec 31, 2012
(in thousands, except share data)
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$119,310	$120,549
Accounts receivable, net of allowances for doubtful accounts of $389 and $2,298	672,055	666,930
Inventory	394,874	331,280
Other current assets	105,501	84,231
Total Current Assets	1,291,740	1,202,990
Property and Equipment, at cost	2,158,500	2,069,119
Less accumulated depreciation	1,092,758	1,043,987
Net Property and Equipment	1,065,742	1,025,132
Other Assets:
Goodwill	331,577	363,193
Investments in unconsolidated affiliates	39,501	42,619
Other non-current assets	134,280	134,184
Total Other Assets	505,358	539,996
Total Assets	$2,862,840	$2,768,118
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$140,378	$130,489
Accrued liabilities	406,895	408,303
Income taxes payable	55,247	78,393
Total Current Liabilities	602,520	617,185
Long-term Debt	75,000	94,000
Other Long-term Liabilities	310,783	241,473
Commitments and Contingencies
Shareholders’ Equity:
Common Stock, par value $0.25 per share; 180,000,000 shares authorized; 110,834,088 shares issued	27,709	27,709
Additional paid-in capital	211,502	212,940
Treasury stock; 2,636,644 and 2,926,514 shares, at cost	(75,736)	(84,062)
Retained earnings	1,771,409	1,641,027
Accumulated other comprehensive income	(60,347)	17,846
Total Shareholders' Equity	1,874,537	1,815,460
Total Liabilities and Shareholders' Equity	$2,862,840	$2,768,118
The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2013	2012	2013	2012
Revenue	$820,372	$672,545	$1,538,924	$1,267,438
Cost of services and products	618,508	511,387	1,176,685	982,977
Gross Profit	201,864	161,158	362,239	284,461
Selling, general and administrative expense	55,527	51,111	107,612	98,427
Income from Operations	146,337	110,047	254,627	186,034
Interest income	243	194	433	538
Interest expense	(553)	(1,256)	(1,316)	(1,801)
Equity earnings (losses) of unconsolidated affiliates	(186)	119	(25)	923
Other income (expense), net	(1,591)	(3,186)	(201)	(4,659)
Income before Income Taxes	144,250	105,918	253,518	181,035
Provision for income taxes	45,439	33,364	79,858	57,026
Net Income	$98,811	$72,554	$173,660	$124,009
Cash Dividends declared per Share	$0.22	$0.18	$0.40	$0.33
Basic Earnings per Share	$0.91	$0.67	$1.61	$1.15
Diluted Earnings per Share	$0.91	$0.67	$1.60	$1.14
The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2013	2012	2013	2012
Net Income	$98,811	$72,554	$173,660	$124,009

Other comprehensive income, net of tax:

Foreign currency translation adjustments	(39,693)	(25,235)	(78,193)	(13,444)

Total other comprehensive income	(39,693)	(25,235)	(78,193)	(13,444)

Total Comprehensive Income	$59,118	$47,319	$95,467	$110,565

The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
(in thousands)	2013	2012
Cash Flows from Operating Activities:
Net income	$173,660	$124,009
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	100,025	82,234
Deferred income tax provision (benefit)	39,965	(5,237)
Gain on sales of property and equipment	(41)	(163)
Noncash compensation	9,635	8,225
Distributions from unconsolidated affiliates in excess of earnings	366	4,686
Excluding the effects of acquisitions, increase (decrease) in cash from:
Accounts receivable	6,263	(42,584)
Inventory	(63,593)	(35,046)
Other operating assets	(12,563)	(3,000)
Currency translation effect on working capital	(18,127)	(3,071)
Current liabilities	(5,330)	56,053
Other operating liabilities	177	295
Total adjustments to net income	56,777	62,392
Net Cash Provided by Operating Activities	230,437	186,401
Cash Flows from Investing Activities:
Purchases of property and equipment	(175,315)	(151,591)
Business acquisitions, net of cash acquired	—	(9,260)
Distributions of capital from unconsolidated affiliates	2,752	—
Dispositions of property and equipment	41	444
Net Cash Used in Investing Activities	(172,522)	(160,407)
Cash Flows from Financing Activities:
Net payments of revolving credit facility, including loan costs	(19,000)	3,955
Excess tax benefits from stock-based compensation	3,124	4,523
Cash dividends	(43,278)	(35,668)
Purchases of treasury stock	—	(19,358)
Net Cash Used in Financing Activities	(59,154)	(46,548)
Net Decrease in Cash and Cash Equivalents	(1,239)	(20,554)
Cash and Cash Equivalents—Beginning of Period	120,549	106,142
Cash and Cash Equivalents—End of Period	$119,310	$85,588
The accompanying Notes are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    SUMMARY OF MAJOR ACCOUNTING POLICIES

Basis of Presentation. We have prepared these unaudited consolidated financial statements pursuant to instructions for quarterly reports on Form 10-Q, which we are required to file with the Securities and Exchange Commission. These financial statements do not include all information and footnotes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). These financial statements reflect all adjustments that we believe are necessary to present fairly our financial position at June 30, 2013 and our results of operations and cash flows for the periods presented. Except as otherwise disclosed herein, all such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in our annual report on Form 10-K for the year ended December 31, 2012. The results for interim periods are not necessarily indicative of annual results.
Principles of Consolidation. The consolidated financial statements include the accounts of Oceaneering International, Inc. and our 50% or more owned and controlled subsidiaries. We also consolidate entities that are determined to be variable interest entities if we determine that we are the primary beneficiary; otherwise, we account for those entities using the equity method of accounting. We use the equity method to account for our investments in unconsolidated affiliated companies of which we own an equity interest of between 20% and 50% and as to which we have significant influence, but not control, over operations. All significant intercompany accounts and transactions have been eliminated.
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
We capitalize interest on assets where the construction period is anticipated to be more than three months. We capitalized no interest in the six-month periods ended June 30, 2013 and 2012. We do not allocate general administrative costs to capital projects.
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
New Accounting Standards. In February 2013, the Financial Accounting Standards Board (FASB) issued an update to improve the reporting of amounts reclassified out of accumulated other comprehensive income. The update amends the presentation of changes in accumulated other comprehensive income and requires an entity to report the change of each component of other comprehensive income either on the face of the income statement or as a separate disclosure in the notes. We adopted this update on January 1, 2013, as required.

2.    SELECTED BALANCE SHEET INFORMATION
The following is information regarding selected balance sheet accounts:

(in thousands)	Jun 30, 2013	Dec 31, 2012
Inventory:
Inventory for remotely operated vehicles	$186,018	$174,612
Other inventory, primarily raw materials	208,856	156,668
Total	$394,874	$331,280

Investments in unconsolidated affiliates:
Medusa Spar LLC	$39,431	$42,540
Other	70	79
Total	$39,501	$42,619

3.    DEBT
Long-term Debt consisted of the following:

(in thousands)	Jun 30, 2013	Dec 31, 2012
Revolving credit facility	$75,000	$94,000
Long-term Debt	$75,000	$94,000

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

The carrying values of cash and cash equivalents approximate their fair values due to the short-term maturity of those instruments. Accounts receivable are generated from a broad group of customers, primarily from within the energy industry, which is our major source of revenue. Due to their short-term nature, carrying values of our accounts receivable and accounts payable approximate fair market values. We had $75 million and $94 million of borrowings at June 30, 2013 and December 31, 2012, respectively, under the Credit Agreement. Due to the short-term nature of the associated interest rate periods, the carrying value of our debt under the Credit Agreement approximates its fair value. Our debt is classified as Level 2 in the fair value hierarchy under U.S. GAAP (inputs other than quoted prices in active markets for similar assets and liabilities that are observable or can be corroborated by observable market data for substantially the full term for the assets or liabilities).

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2013	2012	2013	2012
Basic shares outstanding	108,197	108,097	108,117	108,126
Effect of restricted stock units	516	566	545	580
Diluted shares outstanding	108,713	108,663	108,662	108,706
We had been paying a quarterly cash dividend of $0.18 per share to our common shareholders since the second quarter of 2012. In April 2013, our Board of Directors increased our dividend to $0.22 per share, commencing with the dividend we paid in June 2013.
Share-Based Compensation. We have no outstanding stock options and no future share-based compensation to be recognized pursuant to stock option grants.
We grant restricted units of our common stock to certain of our key executives, key employees and Chairman of the Board. We also grant shares of restricted stock to our other non-employee directors. The restricted units granted to our key executives and key employees generally vest in full on the third anniversary of the award date, conditional on continued employment. The restricted unit grants, including those granted to our Chairman, can vest pro rata over three years, provided the individual meets certain age and years-of-service requirements. The shares of restricted common stock we grant to our other non-employee directors vest in full on the first anniversary of the award date, conditional upon continued service as a director. Each grantee of shares of restricted stock is deemed to be the record owner of those shares during the restriction period, with the right to vote and receive any dividends on those shares. The restricted stock units outstanding have no voting or dividend rights.
For each of the restricted stock units granted in 2011 through 2013, at the earlier of three years after grant or at termination of employment or service, the grantee will be issued a share of our common stock for each common stock unit vested. As of June 30, 2013 and December 31, 2012, totals of 979,160 and 1,031,572 shares of restricted stock or restricted stock units were outstanding.
We estimate that stock-based compensation cost not yet recognized related to shares of restricted stock or restricted stock units, based on their grant-date fair values, was $24 million at June 30, 2013. This expense is being recognized on a staged-vesting basis over three years for awards attributable to individuals meeting certain age and years-of-service requirements, and on a straight-line basis over the applicable vesting period of one or three years for the other awards.
Share Repurchase Plan. In February 2010, our Board of Directors approved a plan to repurchase up to 12 million shares of our common stock. Through June 30, 2013, under this plan, we had repurchased 3.1 million shares of our common stock for $86 million. We account for the shares we hold in treasury under the cost method, at average cost.

6.    INCOME TAXES

During interim periods, we provide for income taxes based on our current estimated annual effective tax rate using assumptions as to (1) earnings and other factors that would affect the tax provision for the remainder of the year and (2) the operations of foreign branches and subsidiaries that are subject to local income and withholding taxes. We conduct business through several foreign subsidiaries and, although we expect our consolidated operations to be profitable, there is no assurance that profits will be earned in entities or jurisdictions that have net operating loss carryforwards available. The primary difference between our effective tax rate of 31.5% in the six-month periods ended June 30, 2013 and 2012 and the federal statutory rate of 35% reflects our intention to indefinitely reinvest in certain of our international operations. Therefore, we do not provide for U.S. taxes on a portion of our foreign earnings.
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
We account for any applicable interest and penalties on uncertain tax positions as a component of our provision for income taxes on our financial statements. Including associated foreign tax credits and penalties and interest, we have accrued a net total of $6.3 million in the caption "other long-term liabilities" on our balance sheet for unrecognized tax benefits at June 30, 2013. All additions or reductions to those liabilities would affect our effective income tax rate in the periods of change.
Our tax returns are subject to audit by taxing authorities in multiple jurisdictions. These audits often take years to complete and settle. The following lists the earliest tax years open to examination by tax authorities where we have significant operations:

Jurisdiction	Periods
United States	2009
United Kingdom	2009
Norway	2003
Angola	2007
Nigeria	2006
Brazil	2007
Australia	2009
Canada	2009

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

The table that follows presents Revenue and Income from Operations by business segment for each of the periods indicated.

	Three Months Ended			Six Months Ended
(in thousands)	Jun 30, 2013	Jun 30, 2012	Mar 31, 2013	Jun 30, 2013	Jun 30, 2012
Revenue
Oil and Gas
Remotely Operated Vehicles	$242,163	$208,802	$229,628	471,791	402,773
Subsea Products	258,016	191,783	214,005	472,021	363,864
Subsea Projects	118,195	90,448	88,455	206,650	163,124
Asset Integrity	124,740	113,660	114,849	239,589	207,116
Total Oil and Gas	743,114	604,693	646,937	1,390,051	1,136,877
Advanced Technologies	77,258	67,852	71,615	148,873	130,561
Total	$820,372	$672,545	$718,552	$1,538,924	$1,267,438
Income from Operations
Oil and Gas
Remotely Operated Vehicles	$69,219	$64,168	$65,835	$135,054	$121,101
Subsea Products	62,060	36,742	42,779	104,839	66,252
Subsea Projects	23,990	15,969	11,620	35,610	23,536
Asset Integrity	16,639	16,444	12,339	28,978	22,982
Total Oil and Gas	171,908	133,323	132,573	304,481	233,871
Advanced Technologies	10,165	6,645	8,676	18,841	10,154
Unallocated Expenses	(35,736)	(29,921)	(32,959)	(68,695)	(57,991)
Total	$146,337	$110,047	$108,290	$254,627	$186,034
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

Certain forward-looking statements we make in this quarterly report on Form 10-Q are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements include, without limitation, statements regarding our expectations about:

•
third quarter of 2013 and full year of 2013 operating results and earnings per share, and the contributions from our segments to those results (including anticipated margin and utilization information);

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

Executive Overview

We expect 2013 diluted earnings per share to be in the range of $3.20 to $3.35, as compared to our 2012 diluted earnings per share of $2.66, with continued global demand growth for our services and products to support deepwater drilling, field development, and inspection, maintenance and repair activities. We believe our operating income will be higher in 2013 than it was in 2012 for each of our operating business segments, notably:

•	ROVs on greater service demand to support drilling and vessel-based projects;

•	Subsea Products on higher demand for all our major product lines, led by subsea hardware; and

•	Subsea Projects on a full year of work and an expansion of services on our field support vessel services contract offshore Angola.

We expect to place approximately 30 new ROVs into service in 2013, including the 10 we placed into service through June 30, 2013.

We forecast third quarter 2013 diluted earnings per share in the range of $0.90 to $0.95. For the third quarter, we anticipate operating income increases in ROVs, due to an increase in fleet days on hire, and Subsea Projects, on a seasonal demand increase in the U.S. Gulf of Mexico and additional vessel activity offshore Angola. Primarily due to project timing, we expect operating income decreases in our Subsea Products and Advanced Technologies segments in the third quarter compared to the second quarter.

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

Liquidity and Capital Resources

We consider our liquidity and capital resources to be adequate to support our existing operations and capital commitments. At June 30, 2013, we had working capital of $689 million, including $119 million of cash and cash equivalents. Additionally, we had $225 million of borrowing capacity available under our revolving credit facility.

Our capital expenditures were $175 million during the first six months of 2013, as compared to $161 million during the corresponding period of last year. Of the $175 million, $125 million was invested in our ROV segment. We added 10 new ROVs to our fleet during the six months ended June 30, 2013 and retired three, resulting in a total of 296 ROVs in our fleet. We plan to add approximately 20 more new ROVs during the rest of 2013. Our capital expenditures in the six months ended June 30, 2012 included $104 million invested in our ROV segment. We estimate our capital expenditures, excluding business acquisitions, for 2013 will be in the range of $325 million to $350 million, with approximately $200 million for upgrading and adding vehicles to our ROV fleet and $100 million for enhancing our Subsea Products capabilities.

We have chartered a deepwater vessel, the Ocean Intervention III, for a term that extends to February 2014, with annual extension options for up to three additional years. The Ocean Intervention III is working under our contract for field support vessel services offshore Angola. We have chartered the Bourbon Oceanteam 101 to February 2015 to work on the same contract. Each of these vessels has been outfitted with two of our high specification work-class ROVs.

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

We had no material contractual commitments for capital expenditures at June 30, 2013. We believe our cash provided from operating activities will exceed our capital expenditures in 2013.

At June 30, 2013, we had $75 million of long-term debt outstanding and $225 million available on our revolving credit facility with a group of banks (the "Credit Agreement"). The Credit Agreement provides for a five-year, $300 million revolving credit facility, which is scheduled to expire in January 2017. Subject to certain conditions, the aggregate commitments under the facility may be increased by up to $200 million by obtaining additional commitments from existing and/or new lenders. Borrowings under the facility may be used for working capital and general corporate purposes. Revolving borrowings under the facility bear interest at an adjusted base rate or the Eurodollar Rate (as defined in the agreement), at our option, plus an applicable margin. Depending on our debt to capitalization ratio, the applicable margin varies: (1) in the case of adjusted base rate advances, from 0.125% to 0.750%; and (2) in the case of eurodollar advances, from 1.125% to 1.750%. The adjusted base rate is the greater of (1) the per annum rate established by administrative agent as its prime rate, (2) the federal funds rate plus 0.50% and (3) the one-month Eurodollar Rate plus 1%.

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

Our principal source of cash from operating activities is our net income, adjusted for the non-cash effects of depreciation and amortization, deferred income taxes and noncash compensation under our share-based compensation plans. Our $230 million and $186 million of cash provided from operating activities in the six-month periods ended June 30, 2013 and 2012, respectively, were principally affected by cash increases (decreases) of:

•	$6 million and $(43) million, respectively, from changes in accounts receivable;

•	$(64) million and $(35) million, respectively, from changes in inventory; and

•	$(5) million and $56 million, respectively, from changes in current liabilities.

The increase in accounts receivable in the six-month period ended June 30, 2012 was a result of increased revenue over that of their immediately preceding quarter. Inventory increased during the six-month period ended June 30, 2013 as we prepared to meet the requirements of our higher Subsea Products backlog. Our current liabilities increased in the six-month period ended June 30, 2012 as we had a higher level of advance payments on projects at June 30, 2012 than we did at December 31, 2011.

In the six-month period ended June 30, 2013, we used $173 million of cash in investing activities. The cash used in investing activities related to the capital expenditures described above. We also used $59 million in financing activities, which included the payment of cash dividends of $43 million and net payments of indebtedness under our revolving credit facility of $19.0 million. In the six-month period ended June 30, 2012, we used $160 million of cash in investing activities. The cash used in investing activities was used for the capital expenditures described above. In the six-month period ended June 30, 2012, we used $47 million of cash in financing activities, which included net payments and new loan costs of $4 million related to our revolving credit facility and the payment of cash dividends of $36 million.

We have not guaranteed any debt not reflected on our consolidated balance sheet, and we do not have any off-balance sheet arrangements, as defined by SEC rules.

In February 2010, our Board of Directors approved a plan to repurchase up to 12 million shares of our common stock. Under the plan, we have repurchased a total of 3.1 million shares for $86 million through June 30, 2013. The timing and amount of any future repurchases will be determined by our management. We expect that any additional shares repurchased under the plan will be held as treasury stock for future use. The plan does not obligate us to repurchase any particular number of shares.

We had been paying a quarterly cash dividend of $0.18 per share to our common shareholders since the second quarter of 2012. In April 2013, our Board of Directors increased our dividend to $0.22 per share, commencing with the dividend we paid in June 2013.

Results of Operations

We operate in five business segments. The segments are contained within two businesses — services and products provided to the oil and gas industry ("Oil and Gas") and all other services and products ("Advanced Technologies"). Our Unallocated Expenses are those not associated with a specific business segment.

Consolidated revenue and profitability information is as follows:

	Three Months Ended			Six Months Ended
(dollars in thousands)	Jun 30, 2013	Jun 30, 2012	Mar 31, 2013	Jun 30, 2013	Jun 30, 2012
Revenue	$820,372	$672,545	$718,552	$1,538,924	$1,267,438
Gross Profit	201,864	161,158	160,375	362,239	284,461
Gross Margin	25%	24%	22%	24%	22%
Operating Income	146,337	110,047	108,290	254,627	186,034
Operating Margin	18%	16%	15%	17%	15%

We generate a material amount of our consolidated revenue from contracts for services in the U.S. Gulf of Mexico in our Subsea Projects segment, which is usually more active from April through October, as compared to the rest of the year. The European operations of our Asset Integrity segment are also seasonally more active in the second and third quarters. Revenue in our ROV segment is subject to seasonal variations in demand, with our first quarter generally being the low quarter of the year. The level of our ROV seasonality primarily depends on the number of ROVs we have engaged in vessel-based subsea infrastructure inspection, maintenance, repair and installation, which is more seasonal than drilling support. Revenue in each of our Subsea Products and Advanced Technologies segments has generally not been seasonal.

Oil and Gas

The following table sets forth the revenues and margins for our Oil and Gas business segments for the periods indicated.

	Three Months Ended			Six Months Ended
(dollars in thousands)	Jun 30, 2013	Jun 30, 2012	Mar 31, 2013	Jun 30, 2013	Jun 30, 2012
Remotely Operated Vehicles
Revenue	$242,163	$208,802	$229,628	$471,791	$402,773
Gross Profit	80,180	74,177	76,154	156,334	140,569
Gross Margin	33%	36%	33%	33%	35%
Operating Income	69,219	64,168	65,835	135,054	121,101
Operating Margin	29%	31%	29%	29%	30%
Days available	26,884	25,182	26,215	53,099	49,428
Utilization	83%	81%	83%	83%	80%

Subsea Products
Revenue	258,016	191,783	214,005	472,021	363,864
Gross Profit	82,389	54,612	62,345	144,734	101,393
Gross Margin	32%	28%	29%	31%	28%
Operating Income	62,060	36,742	42,779	104,839	66,252
Operating Margin	24%	19%	20%	22%	18%
Backlog at end of period	902,000	621,000	776,000	902,000	621,000

Subsea Projects
Revenue	118,195	90,448	88,455	206,650	163,124
Gross Profit	27,991	20,149	14,921	42,912	32,060
Gross Margin	24%	22%	17%	21%	20%
Operating Income	23,990	15,969	11,620	35,610	23,536
Operating Margin	20%	18%	13%	17%	14%

Asset Integrity
Revenue	124,740	113,660	114,849	239,589	207,116
Gross Profit	23,529	23,948	19,039	42,568	36,178
Gross Margin	19%	21%	17%	18%	17%
Operating Income	16,639	16,444	12,339	28,978	22,982
Operating Margin	13%	14%	11%	12%	11%

Total Oil and Gas
Revenue	$743,114	$604,693	$646,937	$1,390,051	$1,136,877
Gross Profit	214,089	172,886	172,459	386,548	310,200
Gross Margin	29%	29%	27%	28%	27%
Operating Income	171,908	133,323	132,573	304,481	233,871
Operating Margin	23%	22%	20%	22%	21%

In general, our Oil and Gas business focuses on supplying services and products to the deepwater sector of the offshore market. We are the world's largest provider of ROV services, and this business segment typically is the largest contributor to our Oil and Gas business operating income.

Our ROV segment revenue reflects the utilization percentages, fleet sizes and average pricing of the respective periods. Our operating income increased in the three-month period ended June 30, 2013 compared to the corresponding period of the prior year from higher demand in most of our operating areas. Our ROV operating income increase over the immediately preceding quarter was principally attributable to increases in days on hire and average revenue per day on hire. Our operating income increase for the six months ended June 30, 2013 compared to the corresponding period of the prior year was primarily due to higher demand, particularly in the U.S. Gulf of Mexico, Africa and Asia. We expect our full-year 2013 ROV operating income to exceed that of 2012, due to increases in fleet size and days on hire, led by higher demand in the U.S. Gulf of Mexico and offshore Africa. We expect to add approximately 30 ROVs in 2013, including the 10 we added in the first six months. We retired three ROVs in the six-month period ended June 30, 2013, and we currently expect to retire, on average, 4% to 5% of our fleet on an annual basis. We anticipate our ROV operating margin percentage for the second half of 2013 will improve to 30%, or perhaps slightly higher, and our utilization percentage for the full year 2013 will approximate 83%.

Compared to the corresponding quarter of 2012, our Subsea Products operating income in the second quarter of 2013 improved on increased demand for all of our major product lines, led by subsea hardware. We attained a higher operating margin percentage as support costs were spread over a higher revenue base and we had a slightly different product mix with increased subsea hardware sales. Our Subsea Products operating income for the three months ended June 30, 2013 was higher than that of the immediately preceding quarter due to increased sales of tooling and subsea hardware. Our Subsea Products backlog was $902 million at June 30, 2013 compared to $681 million at December 31, 2012, with the increase primarily from umbilical orders. We believe Subsea Products operating income will be higher in 2013 compared to 2012 from improved results in all our major product lines, led by subsea hardware. We anticipate that our operating margin percentage for the second half of 2013 will be less than the 22% we had for the first half of the year, as we expect our product mix will have a higher weighting of umbilical sales, which generally have a lower operating margin percentage, during the second half the year.

In our Subsea Projects segment, a full period of activity under our field support vessel services contract offshore Angola, which began in the first quarter of 2012, was the primary source of the revenue and operating income increases for the six-month period ended June 30, 2013 over the corresponding period of 2012. Our revenue and operating income increased in the quarter ended June 30, 2013 from the immediately preceding quarter due to seasonality in our U.S. Gulf of Mexico operations and an expansion of services under our field support vessel services contract in Angola, including the provision of another vessel we chartered. The vessel charter runs to September 2013, and is followed by two 45-day renewal options, which should allow us the flexibility to meet our customer's requirements. These additional services in Angola and a subsea well stimulation service project completed during the quarter ended June 30, 2013 offshore Ghana were the principal reasons our Subsea Projects revenue and operating income were higher in the three months ended June 30, 2013 compared to the corresponding period of the prior year. We expect our Subsea Projects operating income in 2013 to be higher than that of 2012 largely due to a full year of operations under our field support vessel services contract offshore Angola, including the expansion of services discussed above.

Our Asset Integrity operating income in the three-month period ended June 30, 2013 was comparable to the corresponding period of the prior year. Compared to the immediately preceding quarter, Asset Integrity operating income increased on higher service sales in most of the geographic areas where we operate. For the six-month period ended June 30, 2013, Asset Integrity revenue and operating income were higher compared to the corresponding period of the prior year from higher service demand in most geographic areas we operate. We expect our Asset Integrity operating income in 2013 to be higher than that of 2012 on increased service sales, better execution and improved operational efficiency.

Advanced Technologies

Revenue and margin information was as follows:

	Three Months Ended			Six Months Ended
(dollars in thousands)	Jun 30, 2013	Jun 30, 2012	Mar 31, 2013	Jun 30, 2013	Jun 30, 2012
Revenue	$77,258	$67,852	$71,615	$148,873	$130,561
Gross Profit	14,945	10,926	13,308	28,253	18,649
Gross Margin	19%	16%	19%	19%	14%
Operating Income	10,165	6,645	8,676	18,841	10,154
Operating Margin	13%	10%	12%	13%	8%

Advanced Technologies operating income in the three-month period ended June 30, 2013 increased from the corresponding period of the prior year and the immediately preceding quarter due to an acceleration of theme park project work and incentive fees for meeting scheduled completion dates. The increase in operating income for the six-month period ended June 30, 2013 compared to the corresponding period of the prior year was due to increases in work and operational efficiency on entertainment theme park projects and an increase in and better execution of submarine maintenance and surface vessel repair work for the U.S. Navy. We expect our Advanced Technologies operating income in 2013 to be higher than that of 2012 due to a higher level of entertainment theme park work. Due to project timing, we anticipate that Advanced Technologies will have considerably lower operating income during the second half of 2013 relative to the first half of the year.

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

The following table sets forth our Unallocated Expenses for the periods indicated.

	Three Months Ended			Six Months Ended
(dollars in thousands)	Jun 30, 2013	Jun 30, 2012	Mar 31, 2013	Jun 30, 2013	Jun 30, 2012
Gross profit expenses	$27,170	$22,654	$25,392	$52,562	$44,388
% of revenue	3%	3%	4%	3%	4%
Operating expenses	35,736	29,921	32,959	68,695	57,991
% of revenue	4%	4%	5%	4%	5%

The increases in operating expenses in the three- and six-month periods ended June 30, 2013 compared to the corresponding period of the prior year were due to higher incentive compensation expenses.

Other

The following table sets forth our significant financial statement items below the income from operations line.

	Three Months Ended			Six Months Ended
(in thousands)	Jun 30, 2013	Jun 30, 2012	Mar 31, 2013	Jun 30, 2013	Jun 30, 2012
Interest income	$243	$194	$190	$433	$538
Interest expense	(553)	(1,256)	(763)	(1,316)	(1,801)
Equity earnings (losses) of unconsolidated affiliates	(186)	119	161	(25)	923
Other income (expense), net	(1,591)	(3,186)	1,390	(201)	(4,659)
Provision for income taxes	45,439	33,364	34,419	79,858	57,026

In addition to interest on borrowings, interest expense includes fees for lender commitments under our revolving credit agreement and fees for standby letters of credit and bank guarantees that banks issue on our behalf for performance bonds, bid bonds and self-insurance requirements.

Our equity earnings (losses) of unconsolidated affiliates consists of earnings (losses) from our 50% equity interest in Medusa Spar LLC, which owns a 75% interest in the Medusa Spar production platform in the U.S. Gulf of Mexico. Medusa Spar LLC earns revenue on a tariff basis on oil and gas production throughput processed by the platform from the Medusa field and other surrounding areas. We expect our equity earnings (losses) of unconsolidated affiliates to decrease in 2013 from that of 2012 due to production declines from the existing connected wells.

Other income (expense), net consisted principally of foreign currency transaction gains and losses for all periods presented. During the three-month period ended June 30, 2013 and the 2012 periods presented, foreign currency losses primarily related to Brazil, as the U.S. dollar strengthened relative to the Brazilian real. During the three-month period ended March 31, 2013, foreign currency gains primarily related to Norway and the United Kingdom, as the U.S. dollar strengthened relative to the Norwegian kroner and U.K pound sterling.

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
Because we operate in various oil and gas exploration and production regions in the world, we conduct a portion of our business in currencies other than the U.S. dollar. The functional currency for several of our international operations is the applicable local currency. A stronger U.S. dollar against the U.K. pound sterling, the Norwegian kroner and the Brazilian real may result in lower operating income. We manage our exposure to changes in foreign exchange rates principally through arranging compensation in U.S. dollars or freely convertible currency and, to the extent possible, by limiting compensation received in other currencies to amounts necessary to meet obligations denominated in those currencies. We use the exchange rates in effect as of the balance sheet date to translate assets and liabilities as to which the functional currency is the local currency, resulting in translation adjustments that we reflect as accumulated other comprehensive income or loss in the shareholders' equity section of our Consolidated Balance Sheets. We recorded adjustments of $(78.2) million and $(13.4) million to our equity accounts for the six months ended June 30, 2013, and 2012, respectively. Negative adjustments reflect the net impact of the strengthening of the U.S. dollar against various foreign currencies for locations where the functional currency is not the U.S. dollar. Conversely, positive adjustments reflect the effect of a weakening dollar.
We recorded foreign currency transaction losses of $1.5 million and $0.2 million in the three- and six-month periods ended June 30, 2013 and $2.8 million and $4.2 million three- and six-month periods ended June 30, 2012, respectively, that are included in Other income (expense), net in our Consolidated Income Statements.

Item 4.	Controls and Procedures.

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2013 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There has been no change in our internal control over financial reporting that occurred during the three months ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

July 31, 2013	/S/ M. KEVIN MCEVOY
Date	M. Kevin McEvoy
Chief Executive Officer and Director
(Principal Executive Officer)

July 31, 2013	/S/ MARVIN J. MIGURA
Date	Marvin J. Migura
Executive Vice President
(Principal Financial Officer)

July 31, 2013	/S/ W. CARDON GERNER
Date	W. Cardon Gerner
Senior Vice President and Chief Financial Officer
(Principal Accounting Officer)

Index to Exhibits

			Registration or File Number	Form of Report	Report Date	Exhibit Number
3.01	*	Restated Certificate of Incorporation	1-10945	10-K	Dec. 2000	3.01
3.02	*	Certificate of Amendment to Restated Certificate of Incorporation	1-10945	8-K	May 2008	3.1
3.03	*	Amended and Restated Bylaws	1-10945	8-K	Dec. 2007	3.1
31.01		Rule 13a – 14(a)/15d – 14(a) certification of principal executive officer
31.02		Rule 13a – 14(a)/15d – 14(a) certification of principal financial officer
32.01		Section 1350 certification of principal executive officer
32.02		Section 1350 certification of principal financial officer
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		XBRL Taxonomy Extension Label Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

*		Exhibit previously filed with the Securities and Exchange Commission, as indicated, and incorporated herein by reference.
+		Management contract or compensatory plan or arrangement.