Form 10-Q
period 2013-09-30
OCEANEERING INTERNATIONAL INC
filed 2013-10-31
CIK 73756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
☐ Yes    ☑ No
Number of shares of Common Stock outstanding as of October 18, 2013: 108,197,444

Oceaneering International, Inc.
Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	Sep 30, 2013	Dec 31, 2012
(in thousands, except share data)
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$102,349	$120,549
Accounts receivable, net of allowances for doubtful accounts of $894 and $2,298	747,667	666,930
Inventory	446,017	331,280
Other current assets	95,371	84,231
Total Current Assets	1,391,404	1,202,990
Property and Equipment, at cost	2,277,772	2,069,119
Less accumulated depreciation	1,150,278	1,043,987
Net Property and Equipment	1,127,494	1,025,132
Other Assets:
Goodwill	347,127	363,193
Investments in unconsolidated affiliates	38,669	42,619
Other non-current assets	123,832	134,184
Total Other Assets	509,628	539,996
Total Assets	$3,028,526	$2,768,118
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$152,297	$130,489
Accrued liabilities	471,666	408,303
Income taxes payable	79,292	78,393
Total Current Liabilities	703,255	617,185
Long-term Debt	40,000	94,000
Other Long-term Liabilities	307,714	241,473
Commitments and Contingencies
Shareholders’ Equity:
Common Stock, par value $0.25 per share; 180,000,000 shares authorized; 110,834,088 shares issued	27,709	27,709
Additional paid-in capital	216,413	212,940
Treasury stock; 2,636,644 and 2,926,514 shares, at cost	(75,736)	(84,062)
Retained earnings	1,852,012	1,641,027
Accumulated other comprehensive income	(42,841)	17,846
Total Shareholders' Equity	1,977,557	1,815,460
Total Liabilities and Shareholders' Equity	$3,028,526	$2,768,118
The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2013	2012	2013	2012
Revenue	$853,297	$734,217	$2,392,221	$2,001,655
Cost of services and products	647,805	563,348	1,824,490	1,546,325
Gross Profit	205,492	170,869	567,731	455,330
Selling, general and administrative expense	51,756	47,056	159,368	145,483
Income from Operations	153,736	123,813	408,363	309,847
Interest income	39	824	472	1,362
Interest expense	(851)	(1,282)	(2,167)	(3,083)
Equity earnings (losses) of unconsolidated affiliates	134	418	109	1,341
Other income (expense), net	(639)	(553)	(840)	(5,212)
Income before Income Taxes	152,419	123,220	405,937	304,255
Provision for income taxes	48,012	38,814	127,870	95,840
Net Income	$104,407	$84,406	$278,067	$208,415
Cash Dividends declared per Share	$0.22	$0.18	$0.62	$0.51
Basic Earnings per Share	$0.97	$0.78	$2.57	$1.93
Diluted Earnings per Share	$0.96	$0.78	$2.56	$1.92
The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2013	2012	2013	2012
Net Income	$104,407	$84,406	$278,067	$208,415

Other comprehensive income, net of tax:

Foreign currency translation adjustments	17,506	40,417	(60,687)	26,973

Total other comprehensive income	17,506	40,417	(60,687)	26,973

Total Comprehensive Income	$121,913	$124,823	$217,380	$235,388

The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
(in thousands)	2013	2012
Cash Flows from Operating Activities:
Net income	$278,067	$208,415
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	150,973	127,073
Deferred income tax provision	41,524	9,474
Net loss (gain) on sales of property and equipment	106	(597)
Noncash compensation	14,546	12,414
Distributions from unconsolidated affiliates in excess of earnings	348	5,772
Excluding the effects of acquisitions, increase (decrease) in cash from:
Accounts receivable	(80,736)	(97,150)
Inventory	(114,736)	(71,735)
Other operating assets	(18,380)	(13,950)
Currency translation effect on working capital	(11,028)	2,957
Current liabilities	102,497	109,180
Other operating liabilities	1,743	(1,383)
Total adjustments to net income	86,857	82,055
Net Cash Provided by Operating Activities	364,924	290,470
Cash Flows from Investing Activities:
Purchases of property and equipment	(268,579)	(216,548)
Business acquisitions, net of cash acquired	(11,855)	(9,260)
Distributions of capital from unconsolidated affiliates	3,602	—
Dispositions of property and equipment	11,470	3,806
Net Cash Used in Investing Activities	(265,362)	(222,002)
Cash Flows from Financing Activities:
Net payments of revolving credit facility, including loan costs	(53,804)	(1,045)
Excess tax benefits from stock-based compensation	3,124	4,523
Cash dividends	(67,082)	(55,092)
Purchases of treasury stock	—	(19,358)
Net Cash Used in Financing Activities	(117,762)	(70,972)
Net Decrease in Cash and Cash Equivalents	(18,200)	(2,504)
Cash and Cash Equivalents—Beginning of Period	120,549	106,142
Cash and Cash Equivalents—End of Period	$102,349	$103,638
The accompanying Notes are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    SUMMARY OF MAJOR ACCOUNTING POLICIES

Basis of Presentation. We have prepared these unaudited consolidated financial statements pursuant to instructions for quarterly reports on Form 10-Q, which we are required to file with the Securities and Exchange Commission. These financial statements do not include all information and footnotes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). These financial statements reflect all adjustments that we believe are necessary to present fairly our financial position at September 30, 2013 and our results of operations and cash flows for the periods presented. Except as otherwise disclosed herein, all such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in our annual report on Form 10-K for the year ended December 31, 2012. The results for interim periods are not necessarily indicative of annual results.
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
We capitalize interest on assets where the construction period is anticipated to be more than three months. We capitalized no interest in the nine-month periods ended September 30, 2013 and 2012. We do not allocate general administrative costs to capital projects.
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
New Accounting Standards. In February 2013, the Financial Accounting Standards Board (FASB) issued an update to improve the reporting of amounts reclassified out of accumulated other comprehensive income. The update amends the presentation of changes in accumulated other comprehensive income and requires an entity to report the change of each component of other comprehensive income, including amounts reclassified out of accumulated comprehensive income into operating income, either on the face of the income statement or as a separate disclosure in the notes. We adopted this update on January 1, 2013, as required.

2.    SELECTED BALANCE SHEET INFORMATION
The following is information regarding selected balance sheet accounts:

(in thousands)	Sep 30, 2013	Dec 31, 2012
Inventory:
Remotely operated vehicle parts and components	$188,197	$174,612
Other, primarily raw materials	257,820	156,668
Total	$446,017	$331,280

Investments in unconsolidated affiliates:
Medusa Spar LLC	$38,581	$42,540
Other	88	79
Total	$38,669	$42,619

3.    DEBT
Long-term Debt consisted of the following:

(in thousands)	Sep 30, 2013	Dec 31, 2012
Revolving credit facility	$40,000	$94,000
Long-term Debt	$40,000	$94,000

We have a credit agreement with a group of banks (the "Credit Agreement"). The Credit Agreement provides for a five-year, $300 million revolving credit facility. Subject to certain conditions, the aggregate commitments under the facility may be increased by up to $200 million by obtaining additional commitments from existing and/or new lenders. Borrowings under the facility may be used for working capital and general corporate purposes. The facility is scheduled to expire on January 6, 2017. Revolving borrowings under the facility bear interest at an adjusted base rate or the Eurodollar Rate (as defined in the agreement), at our option, plus an applicable margin. Depending on our debt to capitalization ratio, the applicable margin varies: (1) in the case of adjusted base rate advances, from 0.125% to 0.750%; and (2) in the case of eurodollar advances, from 1.125% to 1.750%. The adjusted base rate is the greater of (1) the per annum rate established by the administrative agent as its prime rate, (2) the federal funds rate plus 0.50% and (3) the one-month Eurodollar Rate plus 1%.

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

In recent months, we have experienced delays in payment from OGX Petróleo e Gás S.A. ("OGX"), which is a customer in Brazil. The parent company of OGX recently missed making an interest payment on its bonds and, on October 30, 2013, OGX and its parent filed for a restructuring process under Brazilian law, which grants the filer judicial protection from creditors while a restructuring plan is developed for approval. As of September 30, 2013, we had accounts receivable due from OGX, which had not been paid by October 30, 2013, of approximately $4.5 million. At this time, we cannot predict the ultimate outcome of this situation and whether or to what extent we will collect our accounts receivable from OGX.

The carrying values of cash and cash equivalents approximate their fair values due to the short-term maturity of those instruments. Accounts receivable are generated from a broad group of customers, primarily from within the energy industry, which is our major source of revenue. Due to their short-term nature, carrying values of our accounts receivable and accounts payable approximate fair market values. We had $40 million and $94 million of borrowings at September 30, 2013 and December 31, 2012, respectively, under the Credit Agreement. Due to the short-term nature of the associated interest rate periods, the carrying value of our debt under the Credit Agreement approximates its fair value. Our debt is classified as Level 2 in the fair value hierarchy under U.S. GAAP (inputs other than quoted prices in active markets for similar assets and liabilities that are observable or can be corroborated by observable market data for substantially the full term for the assets or liabilities).

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2013	2012	2013	2012
Basic shares outstanding	108,197	107,905	108,144	108,052
Effect of restricted stock units	586	595	559	585
Diluted shares outstanding	108,783	108,500	108,703	108,637
We had been paying a quarterly cash dividend of $0.18 per share to our common shareholders since the second quarter of 2012. In April 2013, our Board of Directors increased our dividend to $0.22 per share, commencing with the dividend we paid in June 2013. Our latest $0.22 per share quarterly dividend was declared in October 2013 and is payable in December 2013.
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
For each of the restricted stock units granted in 2011 through 2013, at the earlier of three years after grant or at termination of employment or service, the grantee will be issued a share of our common stock for each common stock unit vested. As of September 30, 2013 and December 31, 2012, totals of 969,000 and 1,031,572 shares of restricted stock or restricted stock units were outstanding.
We estimate that stock-based compensation cost not yet recognized related to shares of restricted stock or restricted stock units, based on their grant-date fair values, was $19 million at September 30, 2013. This expense is being recognized on a staged-vesting basis over three years for awards attributable to individuals meeting certain age and years-of-service requirements, and on a straight-line basis over the applicable vesting period of one or three years for the other awards.
Share Repurchase Plan. In February 2010, our Board of Directors approved a plan to repurchase up to 12 million shares of our common stock. Under this plan, we had repurchased 3.1 million shares of our common stock for $86 million through December 31, 2012. We made no share repurchases during the nine months ended September 30, 2013. We account for the shares we hold in treasury under the cost method, at average cost.

6.    INCOME TAXES

During interim periods, we provide for income taxes based on our current estimated annual effective tax rate using assumptions as to (1) earnings and other factors that would affect the tax provision for the remainder of the year and (2) the operations of foreign branches and subsidiaries that are subject to local income and withholding taxes. We conduct business through several foreign subsidiaries and, although we expect our consolidated operations to be profitable, there is no assurance that profits will be earned in entities or jurisdictions that have net operating loss carryforwards available. The primary difference between our effective tax rate of 31.5% in the nine-month periods ended September 30, 2013 and 2012 and the federal statutory rate of 35% reflects our intention to indefinitely reinvest in certain of our international operations. Therefore, we do not provide for U.S. taxes on a portion of our foreign earnings.
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
We account for any applicable interest and penalties on uncertain tax positions as a component of our provision for income taxes on our financial statements. Including associated foreign tax credits and penalties and interest, we have accrued a net total of $5.2 million in the caption "other long-term liabilities" on our balance sheet for unrecognized tax benefits at September 30, 2013. All additions or reductions to those liabilities would affect our effective income tax rate in the periods of change.

Our tax returns are subject to audit by taxing authorities in multiple jurisdictions. These audits often take years to complete and settle. The following lists the earliest tax years open to examination by tax authorities where we have significant operations:

Jurisdiction	Periods
United States	2010
United Kingdom	2009
Norway	2003
Angola	2007
Nigeria	2006
Brazil	2007
Australia	2009
Canada	2009

7.    BUSINESS SEGMENT INFORMATION

We are a global oilfield provider of engineered services and products, primarily to the offshore oil and gas industry, with a focus on deepwater applications. Through the use of our applied technology expertise, we also serve the defense and aerospace industries. Our Oil and Gas business consists of Remotely Operated Vehicles ("ROVs"), Subsea Products, Subsea Projects and Asset Integrity. Our ROV segment provides submersible vehicles operated from the surface to support offshore oil and gas exploration, development and production activities. Our Subsea Products segment supplies a variety of hardware and related services. Our Subsea Projects segment provides multiservice vessels, oilfield diving and support vessel operations, which are used primarily in inspection, maintenance and repair and installation activities. We also operate and maintain offshore and onshore oil and gas production facilities, provide subsea engineering services, and operate an offshore logistics supply base in Australia. Our Asset Integrity segment provides asset integrity management and assessment services and nondestructive testing and inspection. Our Advanced Technologies business provides project management, engineering services and equipment for applications in non-oilfield markets. Unallocated Expenses are those not associated with a specific business segment. These consist of expenses related to our incentive and deferred compensation plans, including restricted stock and bonuses, as well as other general expenses, including corporate administrative expenses.
There are no differences in the basis of segmentation or in the basis of measurement of segment profit or loss from those used in our consolidated financial statements for the year ended December 31, 2012.

The table that follows presents Revenue and Income from Operations by business segment for each of the periods indicated.

	Three Months Ended			Nine Months Ended
(in thousands)	Sep 30, 2013	Sep 30, 2012	Jun 30, 2013	Sep 30, 2013	Sep 30, 2012
Revenue
Oil and Gas
Remotely Operated Vehicles	$254,979	$224,649	$242,163	726,770	627,422
Subsea Products	263,671	215,617	258,016	735,692	579,481
Subsea Projects	143,132	101,719	118,195	349,782	264,843
Asset Integrity	118,657	113,588	124,740	358,246	320,704
Total Oil and Gas	780,439	655,573	743,114	2,170,490	1,792,450
Advanced Technologies	72,858	78,644	77,258	221,731	209,205
Total	$853,297	$734,217	$820,372	$2,392,221	$2,001,655
Income from Operations
Oil and Gas
Remotely Operated Vehicles	$74,710	$66,724	$69,219	$209,764	$187,825
Subsea Products	61,737	50,841	62,060	166,576	117,093
Subsea Projects	30,700	17,765	23,990	66,310	41,301
Asset Integrity	16,373	14,556	16,639	45,351	37,538
Total Oil and Gas	183,520	149,886	171,908	488,001	383,757
Advanced Technologies	6,400	5,393	10,165	25,241	15,547
Unallocated Expenses	(36,184)	(31,466)	(35,736)	(104,879)	(89,457)
Total	$153,736	$123,813	$146,337	$408,363	$309,847
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

Certain forward-looking statements we make in this quarterly report on Form 10-Q are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements include, without limitation, statements regarding our expectations about:

•
fourth quarter of 2013 and the full years of 2013 and 2014 operating results and earnings per share, and the contributions from our segments to those results (including anticipated margin and utilization information);

•	demand growth and business activity levels;

•
our plans for future operations (including planned additions to our remotely operated vehicle ("ROV") fleet, our intent regarding the subsea support vessel scheduled for delivery in 2016, and other capital expenditures);

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

Executive Overview

We expect 2013 diluted earnings per share to be in the range of $3.35 to $3.40, as compared to our 2012 diluted earnings per share of $2.66, with continued global demand growth for our services and products to support deepwater drilling, field development, and inspection, maintenance and repair activities. We expect our 2014 diluted earnings per share to be in the range of $3.90 to $4.10. We believe our operating income will be higher in 2014 than 2013 for each of our Oil and Gas business operating segments, notably:

•	ROVs on greater service demand to support drilling and vessel-based projects, led by increased activity offshore Africa;

•	Subsea Products on higher demand for all our major product lines; and

•	Subsea Projects on a growth in deepwater intervention service activity in the U.S. Gulf of Mexico and additional work offshore Angola.

We expect to place approximately 30 new ROVs into service in 2013, including the 17 we placed into service through September 30, 2013.

We forecast fourth quarter 2013 diluted earnings per share in the range of $0.80 to $0.85. For the fourth quarter in ROVs, we anticipate an operating income increase over that of the third quarter as we put new vehicles into service and a slight overall margin improvement. We expect lower operating income and margins than that of the third quarter from the rest of our operating segments.

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

Liquidity and Capital Resources

We consider our liquidity and capital resources to be adequate to support our existing operations and capital commitments. At September 30, 2013, we had working capital of $688 million, including $102 million of cash and cash equivalents. Additionally, we had $260 million of borrowing capacity available under our revolving credit facility. We believe our cash provided from operating activities will exceed our capital expenditures and dividend payments in 2013.

Our capital expenditures were $280 million during the first nine months of 2013, as compared to $226 million during the corresponding period of last year. Of the $280 million, $178 million was invested in our ROV segment and $68 million was invested in our Subsea Products segment. We added 17 new ROVs to our fleet during the nine months ended September 30, 2013, retired three, and transferred one ROV to our Advanced Technologies segment, resulting in a total of 302 ROVs in our ROV segment fleet. We plan to add approximately 13 more new ROVs during the rest of 2013. Our capital expenditures in the nine months ended September 30, 2012 included $149 million invested in our ROV segment. We estimate our capital expenditures for 2013 will be in the range of $400 million to $425 million, with approximately $225 million for upgrading and adding vehicles to our ROV fleet and $125 million for enhancing our Subsea Products capabilities.

We have chartered a deepwater vessel, the Ocean Intervention III, for a term that extends to February 2014, with annual extension options for up to three additional years. We expect to exercise our next option to extend the charter to February 2015. The Ocean Intervention III is working under our contract for field support vessel services offshore Angola. We have chartered the Bourbon Oceanteam 101 to February 2015, with annual extension options for up to two additional years, to work on the same contract. Each of these vessels has been outfitted with two of our high specification work-class ROVs.

We also chartered an additional deepwater vessel, the Olympic Intervention IV, for an initial five-year term to end in July 2013, with one two-year and three one-year extension options. We have exercised a one-year option to July 2014, and expect to exercise an option to extend to July 2015. We have outfitted this vessel with two of our high specification work-class ROVs, and we are using this vessel to perform subsea hardware installation and inspection, maintenance and repair projects in the U.S. Gulf of Mexico.

In October 2012, we entered into a five-year charter for the use of the Cade Candies, a Jones Act-compliant multiservice subsea support vessel. The charter commenced during March 2013. We have renamed the vessel Ocean Alliance and have outfitted the vessel with two of our high specification work-class ROVs. We are using this vessel in the U.S. Gulf of Mexico to perform subsea hardware installation and inspection, maintenance and repair projects.

During the third quarter of 2013, we signed an agreement with a shipyard for the construction of a subsea support vessel. We expect delivery of that vessel by the end of the first quarter of 2016. Our cash payments for the vessel will be spread over the construction period. We intend for the vessel to be U.S.- flagged and documented with a coastwise endorsement by the U.S. Coast Guard. It is expected to have an overall length of 353 feet, a Class 2 dynamic positioning system, accommodations for 110 personnel, a helideck, a 250 ton active heave-compensated crane, and a working moonpool. We expect to outfit the vessel with two of our high specification work-class ROVs. The vessel will also be equipped with a satellite communications system capable of transmitting streaming video for real-time work observation by shore personnel. We anticipate the vessel will be used to augment our ability to provide subsea intervention services in the ultra-deep waters of the U.S. Gulf of Mexico. These services are required to perform inspection, maintenance, and repair projects and hardware installations.

At September 30, 2013, we had $40 million of long-term debt outstanding and $260 million available on our revolving credit facility provided under a credit agreement with a group of banks (the "Credit Agreement"). The Credit Agreement provides for a five-year, $300 million revolving credit facility, which is scheduled to expire in January 2017. Subject to certain conditions, the aggregate commitments under the facility may be increased by up to $200 million by obtaining additional commitments from existing and/or new lenders. Borrowings under the facility may be used for working capital and general corporate purposes. Revolving borrowings under the facility bear interest at an adjusted base rate or the Eurodollar Rate (as defined in the agreement), at our option, plus an applicable margin. Depending on our debt to capitalization ratio, the applicable margin varies: (1) in the case of adjusted base rate advances, from 0.125% to 0.750%; and (2) in the case of eurodollar advances, from 1.125% to 1.750%. The adjusted base rate is the greater of (1) the per annum rate established by the administrative agent as its prime rate, (2) the federal funds rate plus 0.50% and (3) the one-month Eurodollar Rate plus 1%.

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

Our principal source of cash from operating activities is our net income, adjusted for the non-cash effects of depreciation and amortization, deferred income taxes and noncash compensation under our share-based compensation plans. Our $365 million and $290 million of cash provided from operating activities in the nine-month periods ended September 30, 2013 and 2012, respectively, were principally affected by cash increases (decreases) of:

•	$(81) million and $(97) million, respectively, from changes in accounts receivable;

•	$(115) million and $(72) million, respectively, from changes in inventory; and

•	$102 million and $109 million, respectively, from changes in current liabilities.

The increases in accounts receivable and current liabilities reflect generally increasing business levels. The increases in inventory reflect our preparations to meet the requirements of our higher Subsea Products backlog and our increasing ROV fleet.

In the nine-month period ended September 30, 2013, we used $265 million of cash in investing activities. The cash used in investing activities related to the capital expenditures described above. We also used $118 million in financing activities, which included the payment of cash dividends of $67 million and net payments of indebtedness under our revolving credit facility of $54 million. In the nine-month period ended September 30, 2012, we used $222 million of cash in investing activities. The cash used in investing activities was used for the capital expenditures described above. In the nine-month period ended September 30, 2012, we used $71 million of cash in financing activities, which included share repurchases of $19 million, net payments and new loan costs of $1 million related to our revolving credit facility and the payment of cash dividends of $55 million.

We have not guaranteed any debt not reflected on our consolidated balance sheet, and we do not have any off-balance sheet arrangements, as defined by SEC rules.

In February 2010, our Board of Directors approved a plan to repurchase up to 12 million shares of our common stock. Under this plan, we had repurchased 3.1 million shares of our common stock for $86 million through December 31, 2012. We made no share repurchases during the nine months ended September 30, 2013. We account for the shares we hold in treasury under the cost method, at average cost. The timing and amount of any future repurchases will be determined by our management. We expect that any additional shares repurchased under the plan will be held as treasury stock for future use. The plan does not obligate us to repurchase any particular number of shares.

We had been paying a quarterly cash dividend of $0.18 per share to our common shareholders since the second quarter of 2012. In April 2013, our Board of Directors increased our dividend to $0.22 per share, commencing with the dividend we paid in June 2013. Our latest $0.22 per share quarterly dividend was declared in October 2013 and is payable in December 2013.

Results of Operations

We operate in five business segments. The segments are contained within two businesses — services and products provided to the oil and gas industry ("Oil and Gas") and all other services and products ("Advanced Technologies"). Our Unallocated Expenses are those not associated with a specific business segment.

Consolidated revenue and profitability information is as follows:

	Three Months Ended			Nine Months Ended
(dollars in thousands)	Sep 30, 2013	Sep 30, 2012	Jun 30, 2013	Jun 30, 2013	Jun 30, 2012
Revenue	$853,297	$734,217	$820,372	$2,392,221	$2,001,655
Gross Profit	205,492	170,869	201,864	567,731	455,330
Gross Margin	24%	23%	25%	24%	23%
Operating Income	153,736	123,813	146,337	408,363	309,847
Operating Margin	18%	17%	18%	17%	15%

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

Oil and Gas

The following table sets forth the revenues and margins for our Oil and Gas business segments for the periods indicated. In the ROV section of the table that follows, "Days available" includes all days from the first day that an ROV is placed into service until the ROV is retired. All days during this period are considered available days, including periods when an ROV is undergoing maintenance or repairs. Our ROVs do not have scheduled maintenance or repair that requires significant time when the ROVs are not available for utilization.

	Three Months Ended			Nine Months Ended
(dollars in thousands)	Sep 30, 2013	Sep 30, 2012	Jun 30, 2013	Sep 30, 2013	Sep 30, 2012
Remotely Operated Vehicles
Revenue	$254,979	$224,649	$242,163	$726,770	$627,422
Gross Profit	85,193	76,524	80,180	241,527	217,093
Operating Income	74,710	66,724	69,219	209,764	187,825
Operating Margin	29%	30%	29%	29%	30%
Days available	27,567	26,198	26,884	80,666	75,626
Days utilized	23,684	21,344	22,362	67,750	61,022
Utilization	86%	81%	83%	84%	81%

Subsea Products
Revenue	263,671	215,617	258,016	735,692	579,481
Gross Profit	80,896	67,651	82,389	225,630	169,044
Operating Income	61,737	50,841	62,060	166,576	117,093
Operating Margin	23%	24%	24%	23%	20%
Backlog at end of period	857,000	619,000	902,000	857,000	619,000

Subsea Projects
Revenue	143,132	101,719	118,195	349,782	264,843
Gross Profit	33,992	22,202	27,991	76,904	54,262
Operating Income	30,700	17,765	23,990	66,310	41,301
Operating Margin	21%	17%	20%	19%	16%

Asset Integrity
Revenue	118,657	113,588	124,740	358,246	320,704
Gross Profit	22,094	20,457	23,529	64,662	56,635
Operating Income	16,373	14,556	16,639	45,351	37,538
Operating Margin	14%	13%	13%	13%	12%

Total Oil and Gas
Revenue	$780,439	$655,573	$743,114	$2,170,490	$1,792,450
Gross Profit	222,175	186,834	214,089	608,723	497,034
Operating Income	183,520	149,886	171,908	488,001	383,757
Operating Margin	24%	23%	23%	22%	21%

In general, our Oil and Gas business focuses on supplying services and products to the deepwater sector of the offshore market. We are the world's largest provider of ROV services, and this business segment typically is the largest contributor to our Oil and Gas business operating income.

Our ROV segment revenue reflects the utilization percentages, fleet sizes and average pricing of the respective periods. Our operating income increased in the three-month period ended September 30, 2013 compared to the corresponding period of the prior year from higher demand in most of our operating areas, most notably in the U.S. Gulf of Mexico and offshore Africa. Our ROV operating income increase over the immediately preceding quarter was principally attributable to increased demand for both drilling and vessel-based services, particularly in the U.S. Gulf of Mexico and offshore Africa. Our operating income increase for the nine months ended September 30, 2013 compared to the corresponding period of the prior year was primarily due to higher demand, particularly in the U.S. Gulf of Mexico, Africa and Asia. We expect our full-year 2013 ROV operating income to exceed that of 2012, due to increases in fleet size and days on hire, led by higher demand in the U.S. Gulf of Mexico and offshore Africa. We expect to add approximately 30 ROVs in 2013, including the 17 we added in the first nine months. We retired three ROVs in the nine-month period ended September 30, 2013, and we currently expect to retire, on average, 4% to 5% of our fleet on an annual basis. We also transferred one ROV to our Advanced Technologies segment. We anticipate our ROV operating margin percentage for the fourth quarter of 2013 will improve slightly over that of the third quarter. Compared to 2013, in 2014 we expect ROV operating income to increase on greater demand for both drilling and vessel-based services. In 2014, we anticipate adding 30 to 35 new ROVs to the fleet, having total fleet utilization of approximately 85%, and having a segment operating margin in the range of 29% to 30%.

Compared to the corresponding quarter of 2012, our Subsea Products operating income in the third quarter of 2013 improved on increased demand for tooling and subsea hardware. For the nine months ended September 30, 2013, our Subsea Products sales and operating income were higher than the corresponding period of 2012 from higher demand across our major product lines. Our Subsea Products backlog was $857 million at September 30, 2013 compared to $681 million at December 31, 2012, with the increase primarily from umbilical orders. We believe Subsea Products operating income will be higher in 2013 compared to 2012, and also in 2014 compared to 2013, from improved results in all our major product lines. We expect our 2014 operating margin for Subsea Products to be in the range of 19% to 21% .

In our Subsea Projects segment, a full period of activity under our field support vessel services contract offshore Angola, which began in the first quarter of 2012, was the primary source of the revenue and operating income increases for the nine-month period ended September 30, 2013 over the corresponding period of 2012. Our revenue and operating income was higher in the quarter ended September 30, 2013 than both the immediately preceding quarter and the corresponding quarter of the prior year due to increased demand for deepwater intervention and shallow-water diving services in the U.S. Gulf of Mexico and additional vessel activity offshore Angola. We expect our Subsea Projects operating income in 2013 to be higher than that of 2012 largely due to a full year of operations under the field support vessel services contract offshore Angola. We expect higher Subsea Projects operating income in 2014 compared to 2013 on growth in deepwater intervention activity in the U.S. Gulf of Mexico and additional work offshore Angola, with a slight improvement in operating margin.

Our Asset Integrity operating income in the three-month period ended September 30, 2013 was comparable to the the immediately preceding quarter. Our Asset Integrity operating income for the third quarter was up slightly from the corresponding period of 2012 from higher service revenue in Africa. For the nine-month period ended September 30, 2013, Asset Integrity revenue and operating income were higher compared to the corresponding period of the prior year from higher service demand in most geographic areas we operate. We expect our Asset Integrity operating income in 2013 to be higher than that of 2012 on increased service revenue and a slightly improved margin. In 2014, we expect Asset Integrity to generate higher operating income than 2013 on increased service revenue in most of the geographic areas in which we operate, with a slight improvement in operating margin.

Advanced Technologies

Revenue and margin information was as follows:

	Three Months Ended			Nine Months Ended
(dollars in thousands)	Sep 30, 2013	Sep 30, 2012	Jun 30, 2013	Sep 30, 2013	Sep 30, 2012
Revenue	$72,858	$78,644	$77,258	$221,731	$209,205
Gross Profit	11,170	9,753	14,945	39,423	28,402
Operating Income	6,400	5,393	10,165	25,241	15,547
Operating Margin	9%	7%	13%	11%	7%

Advanced Technologies operating income in the three-month period ended September 30, 2013 decreased from the immediately preceding quarter due to a lower level of activity and lower operating margin on theme park projects. Advanced Technologies operating income for the third quarter of 2013 was higher than that of the corresponding period of 2012 from additional vessel maintenance work for the U.S. Navy. The increase in operating income for the nine-month period ended September 30, 2013 compared to the corresponding period of the prior year was due to increases in work and operational efficiency on entertainment theme park projects and an increase in and better execution of submarine maintenance and surface vessel repair work for the U.S. Navy. We expect our Advanced Technologies operating income in the fourth quarter of 2013 to decline steeply from the level of the third quarter, as work was accelerated on theme park projects during the nine months of 2013, which enabled us to earn completion incentive fees, and there is uncertainty of U.S. government funding for the services we provide to the U.S. Navy. For 2014, we expect Advanced Technologies operating income to approximate that of 2013.

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

The following table sets forth our Unallocated Expenses for the periods indicated.

	Three Months Ended			Nine Months Ended
(dollars in thousands)	Sep 30, 2013	Sep 30, 2012	Jun 30, 2013	Sep 30, 2013	Sep 30, 2012
Gross profit expenses	$27,853	$25,718	$27,170	$80,415	$70,106
Operating expenses	36,184	31,466	35,736	104,879	89,457
% of revenue	4%	4%	4%	4%	4%

The increases in operating expenses in the three- and nine-month periods ended September 30, 2013 compared to the corresponding period of the prior year were due to higher incentive compensation expenses. For 2014, we expect our unallocated expenses to increase at a slightly lower rate than our revenue growth.

Other

The following table sets forth our significant financial statement items below the income from operations line.

	Three Months Ended			Nine Months Ended
(in thousands)	Sep 30, 2013	Sep 30, 2012	Jun 30, 2013	Sep 30, 2013	Sep 30, 2012
Interest income	$39	$824	$243	$472	$1,362
Interest expense	(851)	(1,282)	(553)	(2,167)	(3,083)
Equity earnings (losses) of unconsolidated affiliates	134	418	(186)	109	1,341
Other income (expense), net	(639)	(553)	(1,591)	(840)	(5,212)
Provision for income taxes	48,012	38,814	45,439	127,870	95,840

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

Other income (expense), net consisted principally of foreign currency transaction gains and losses for all periods presented. During the three-month period ended September 30, 2013 and the 2012 periods presented, foreign currency losses primarily related to Brazil, as the U.S. dollar strengthened relative to the Brazilian real.

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

In recent months, we have experienced delays in payment from OGX Petróleo e Gás S.A. ("OGX"), which is a customer in Brazil. The parent company of OGX recently missed making an interest payment on its bonds and, on October 30, 2013, OGX and its parent filed for a restructuring process under Brazilian law, which grants the filer judicial protection from creditors while a restructuring plan is developed for approval. As of September 30, 2013, we had accounts receivable due from OGX, which had not been paid by October 30, 2013, of approximately $4.5 million. At this time, we cannot predict the ultimate outcome of this situation and whether or to what extent we will collect our accounts receivable from OGX.
Because we operate in various oil and gas exploration and production regions in the world, we conduct a portion of our business in currencies other than the U.S. dollar. The functional currency for several of our international operations is the applicable local currency. A stronger U.S. dollar against the U.K. pound sterling, the Norwegian kroner and the Brazilian real may result in lower operating income. We manage our exposure to changes in foreign exchange rates principally through arranging compensation in U.S. dollars or freely convertible currency and, to the extent possible, by limiting compensation received in other currencies to amounts necessary to meet obligations denominated in those currencies. We use the exchange rates in effect as of the balance sheet date to translate assets and liabilities as to which the functional currency is the local currency, resulting in translation adjustments that we reflect as accumulated other comprehensive income or loss in the shareholders' equity section of our Consolidated Balance Sheets. We recorded adjustments of $(61) million and $27 million to our equity accounts for the nine months ended September 30, 2013, and 2012, respectively. Negative adjustments reflect the net impact of the strengthening of the U.S. dollar against various foreign currencies for locations where the functional currency is not the U.S. dollar. Conversely, positive adjustments reflect the effect of a weakening dollar.
We recorded foreign currency transaction losses of $0.4 million and $0.6 million in the three- and nine-month periods ended September 30, 2013 and $0.7 million and $4.9 million three- and nine-month periods ended September 30, 2012, respectively, that are included in Other income (expense), net in our Consolidated Income Statements.

Item 4.	Controls and Procedures.

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2013 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There has been no change in our internal control over financial reporting that occurred during the three months ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

October 31, 2013	/S/ M. KEVIN MCEVOY
Date	M. Kevin McEvoy
Chief Executive Officer and Director
(Principal Executive Officer)

October 31, 2013	/S/ MARVIN J. MIGURA
Date	Marvin J. Migura
Executive Vice President
(Principal Financial Officer)

October 31, 2013	/S/ W. CARDON GERNER
Date	W. Cardon Gerner
Senior Vice President and Chief Financial Officer
(Principal Accounting Officer)

Index to Exhibits

			Registration or File Number	Form of Report	Report Date	Exhibit Number
3.01	*	Restated Certificate of Incorporation	1-10945	10-K	Dec. 2000	3.01
3.02	*	Certificate of Amendment to Restated Certificate of Incorporation	1-10945	8-K	May 2008	3.1
3.03	*	Amended and Restated Bylaws	1-10945	8-K	Dec. 2007	3.1
31.01		Rule 13a – 14(a)/15d – 14(a) certification of principal executive officer
31.02		Rule 13a – 14(a)/15d – 14(a) certification of principal financial officer
32.01		Section 1350 certification of principal executive officer
32.02		Section 1350 certification of principal financial officer
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		XBRL Taxonomy Extension Label Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

*		Exhibit previously filed with the Securities and Exchange Commission, as indicated, and incorporated herein by reference.
+		Management contract or compensatory plan or arrangement.