Form 10-K
period 2013-12-31
OCEANEERING INTERNATIONAL INC
filed 2014-02-20
CIK 73756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☑  Yes    ☐  No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☑  No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☑  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☑  Yes    ☐  No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ¨
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☑  No
Aggregate market value of the voting stock held by nonaffiliates of the registrant computed by reference to the closing price of $72.20 of the Common Stock on the New York Stock Exchange as of June 28, 2013, the last business day of the registrant's most recently completed second quarter: $7.77 billion
Number of shares of Common Stock outstanding at February 7, 2014: 108,197,444.
Documents Incorporated by Reference:
Portions of the proxy statement relating to the registrant's 2014 annual meeting of shareholders, to be filed on or before April 30, 2014 pursuant to Regulation 14A of the Securities Exchange Act of 1934, are incorporated by reference to the extent set forth in Part III, Items 10-14 of this report.

Oceaneering International, Inc.
Form 10-K

PART I

Item 1.	Business.
GENERAL DEVELOPMENT OF BUSINESS
Oceaneering International, Inc. is a global oilfield provider of engineered services and products, primarily to the offshore oil and gas industry, with a focus on deepwater applications. Oceaneering also serves the defense, entertainment and aerospace industries. Oceaneering was organized as a Delaware corporation in 1969 out of the combination of three diving service companies founded in the early 1960s. Since our establishment, we have concentrated on the development and marketing of underwater services and products to meet customer needs requiring the use of advanced deepwater technology. We are one of the world's largest underwater services contractors. The services and products we provide to the oil and gas industry include remotely operated vehicles, specialty subsea hardware, engineering and project management, subsea intervention services, including manned diving, and asset integrity and nondestructive testing services. Our foreign operations, principally in the North Sea, Africa, Brazil, Australia and Asia, accounted for approximately 66% of our revenue, or $2.2 billion, for the year ended December 31, 2013.
Our business segments are contained within two businesses – services and products provided to the oil and gas industry ("Oilfield") and all other services and products ("Advanced Technologies"). Our four business segments within the Oilfield business are Remotely Operated Vehicles ("ROVs"), Subsea Products, Subsea Projects and Asset Integrity. We report our Advanced Technologies business as one segment. Unallocated Expenses are expenses not associated with a specific business segment. These consist of expenses related to our incentive and deferred compensation plans, including restricted stock and bonuses, as well as other general expenses.
Oilfield. The primary focus of our Oilfield business over the last several years has been toward increasing our asset base and capabilities for providing services and products for deepwater offshore operations and subsea completions.
ROVs. We provide ROVs, which are submersible vehicles operated from the surface, to customers in the oil and gas industry for drilling support and vessel-based services, including subsea hardware installation, construction, pipeline inspection, survey and facilities inspection, maintenance and repair. We design and build our new ROVs at in-house facilities, the largest of which is in Morgan City, LA. Should sufficient market demand and access to component parts exist, we believe we are capable of manufacturing over 50 ROVs per year. In 2013, we added 26 ROVs that we manufactured. We have grown our ROV fleet size to 304 at 2013 from 289 at December 31, 2012 and 267 at December 31, 2011.
Subsea Products. We provide a variety of tooling and specialty subsea hardware. In 2005, we acquired Grayloc Products, L.L.C. and its subsidiary (together, "Grayloc"), an oil and gas industry supplier of high performance clamp connectors used in production manifold, flowline and valve installations, and in 2010 we acquired all the operating assets of SMX International Canada Inc., a Canadian manufacturer of clamp connectors, check valves, and universal ball joints to augment Grayloc's business. In 2008, we purchased GTO Subsea AS, a Norwegian rental provider of specialized subsea dredging equipment, including ROV-deployed units, to the offshore oil and gas industry. In 2011, we purchased two Norwegian companies: Norse Cutting and Abandonment AS, an oilfield technology company specializing in providing subsea tooling services and plugging, abandonment and decommissioning of offshore oil and gas production platforms and subsea wellheads; and Mechanica AS, a design and fabrication company specializing in subsea tools for the offshore oil and gas industry.
We provide provide various types of subsea umbilicals through our Umbilical Solutions division. Offshore operators use umbilicals to control subsea wellhead hydrocarbon flow rates, monitor downhole and wellhead conditions and perform chemical injection. Subsea umbilicals are also used to provide power and fluids to other subsea processing hardware, including pumps and gas separation equipment. We entered this market in 1994 via an acquisition. During 1998, we constructed an umbilical plant in Brazil and relocated, modernized and increased the capabilities, including the production of steel tube umbilicals, of our umbilical manufacturing facility in Scotland. During 2004, we moved our U.S. facility to a new location, which has additional capacity and the capability of producing steel tube umbilicals, and added limited steel tube capability to our plant in Brazil. In 2006, we increased the thermoplastic umbilical capability at our Scotland facility. In 2010, we began to make modifications to our Brazil umbilical facility to increase its capabilities, and in 2012 we began to upgrade both our Brazil and Scotland plants to meet changing customer requirements. We continue to invest in our plants to meet the requirements of the deepwater operations of our customers.

Subsea Projects. Our Subsea Projects segment consists of our subsea installation, inspection, maintenance and repair services, principally in the U.S. Gulf of Mexico and offshore Africa, utilizing a fleet of two owned and five long-term chartered dynamically positioned deepwater vessels with integrated high-specification work-class ROVs onboard, and four owned shallow water diving vessels, spot-chartered vessels and other assets. The dynamically positioned vessels are equipped with thrusters that allow them to maintain a constant position at a location without the use of anchors. They are used in the inspection, maintenance and repair of subsea facilities, pipeline or flowline tie-ins, pipeline crossings and installations. These vessels can carry and install coiled tubing or umbilicals required to bring subsea well completions into production (tie-back to production facilities). In 2012, we rechartered a deepwater vessel, the Ocean Intervention III, for two years, with extension options for up to three additional years, and which we have extended to January 2015. We have also chartered an additional larger deepwater vessel, the Olympic Intervention IV, for an initial term of five years, which began in the third quarter of 2008, and which we have extended to July 2016. We outfitted each of these deepwater vessels with two of our high-specification work-class ROVs, and we have been utilizing these vessels to perform subsea hardware installation and inspection, maintenance and repair projects, and to conduct well intervention services in the ultra-deep waters of the U.S. Gulf of Mexico and offshore Angola. We also charter or lease dynamically positioned vessels on a short-term basis. In 2010, we acquired a vessel, which we renamed the Ocean Patriot, and we have converted it to a dynamically positioned saturation diving and ROV service vessel. We installed a 12-man saturation ("SAT") diving system and one work-class ROV on the vessel, and we placed the vessel into service in December 2011. In 2012, we moved the Ocean Intervention III to Angola and chartered the Bourbon Oceanteam 101 to work on a three-year field support contract. Under the field support contract, we supply project management, engineering, and the two chartered vessels, each equipped with two Oceaneering high-specification work-class ROVs. We are also providing ROV tooling, asset integrity services and installation and workover control system services. We also provide other chartered vessels and barges on an as-requested basis from our customer. The customer for this contract has options to extend the contract for two additional one-year periods. In March 2013, we commenced a five-year charter for a Jones Act-compliant multi-service support vessel that we are using in the U.S. Gulf of Mexico. We have outfitted the vessel, which we have renamed the Ocean Alliance, with two of our high-specification work-class ROVs. In December 2013, we commenced a three-year charter for the Normand Flower, a multi-service subsea marine support vessel. We have made modifications to the vessel, including reconfiguration to accommodate two of our high-specification work-class ROVs. We anticipate we will use the vessel in the U.S. Gulf of Mexico to perform inspection, maintenance and repair projects and hardware installations. We have options to extend the charter for up to three additional years.
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
In December 2011, we purchased AGR Field Operations Holdings AS and subsidiaries, which provide inspection, maintenance, subsea engineering and field operations services, principally to the oil and gas industry. We report these operations in our Asset Integrity and Subsea Projects segments.
General. During the last five years, we have also made several small acquisitions to add complementary technology or niche markets. We intend to continue our strategy of acquiring, as opportunities arise, additional assets or businesses, to improve our market position or expand into related service and product lines.
Advanced Technologies. Our Advanced Technologies segment designs, develops and operates robotic systems and ROVs for non-oilfield markets, performs commercial theme park animation and civil works projects, and designs, develops and fabricates spacecraft hardware and high-temperature insulation products.
FINANCIAL INFORMATION ABOUT SEGMENTS
For financial information about our business segments, please see the tables in Note 7 of the Notes to Consolidated Financial Statements in this report, which present revenue, income from operations, depreciation and amortization expense, equity earnings of unconsolidated affiliates and capital expenditures for 2013, 2012 and 2011, and identifiable assets, property and equipment and goodwill by business segment as of December 31, 2013 and 2012.

DESCRIPTION OF BUSINESS
Oilfield
Our Oilfield business consists of ROVs, Subsea Products, Subsea Projects and Asset Integrity.
ROVs. ROVs are submersible vehicles operated from the surface. We use our ROVs in the offshore oil and gas industry to perform a variety of underwater tasks, including drill support, vessel-based inspection, maintenance and repair, installation and construction support, pipeline inspection and surveys, and subsea production facility operation and maintenance. Work-class ROVs are outfitted with manipulators, sonar and video cameras, and can operate specialized tooling packages and other equipment or features to facilitate the performance of specific underwater tasks. At December 31, 2013, we owned 304 work-class ROVs. We believe we operate the largest fleet of ROVs in the world. We also believe we are the industry leader in providing ROV services for drill support, with an estimated market share of 57%.

ROV revenue:	Amount	Percent of Total Revenue
	(in thousands)
2013	$981,728	30%
2012	853,520	31%
2011	755,033	34%
Subsea Products. We construct a variety of specialty subsea hardware to ISO 9001 quality requirements. These products include:

•	various types of subsea umbilicals utilizing thermoplastic hoses and steel tubes;

•	tooling, ROV tooling and work packages;

•	production control equipment;

•	blowout preventer control systems;

•	installation and workover control systems;

•	clamp connectors;

•	pipeline connector and repair systems;

•	subsea and topside control valves; and

•	subsea chemical injection valves.
We market these products under the trade names Oceaneering Deepwater Technical Solutions (DTS), Oceaneering Intervention Engineering, Oceaneering IWOCS, Oceaneering Umbilical Solutions, Oceaneering Grayloc, Oceaneering Pipeline Connection & Repair Systems (PCRS), Oceaneering Rotator, Oceaneering NCA, Oceaneering Mechanica and Oceaneering GTO.
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

Subsea Products revenue:	Amount	Percent of Total Revenue
	(in thousands)
2013	$1,027,792	31%
2012	829,034	30%
2011	770,212	35%
Subsea Projects. We perform subsea oilfield hardware installation and inspection, maintenance and repair services. We service deepwater projects with dynamically positioned vessels that have Oceaneering ROVs onboard. We service shallow water projects with our manned diving operation utilizing dive support vessels and saturation diving systems.
We perform subsea intervention and hardware installation services, principally in the U.S. Gulf of Mexico and offshore Angola, from two owned and five chartered multiservice deepwater vessels that have Oceaneering ROVs onboard. These services include: subsea well tie-backs; pipeline/flowline tie-ins and repairs; pipeline crossings; umbilical and other subsea equipment installations; subsea intervention; and inspection, maintenance and repair activities.

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

Subsea Projects revenue:	Amount	Percent of Total Revenue
	(in thousands)
2013	$509,440	15%
2012	379,571	13%
2011	167,477	8%
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

Asset Integrity revenue:	Amount	Percent of Total Revenue
	(in thousands)
2013	$481,919	15%
2012	435,381	16%
2011	266,577	12%
Advanced Technologies
Our Advanced Technologies segment provides engineering services and products principally to the U.S. Department of Defense, NASA and its contractors, and the commercial theme park industry. We work with our customers to understand their specialized requirements, identify and mitigate risks, and provide them value-added, maintainable, safe and certified solutions. The U.S. Navy is our largest customer in this segment, for whom we perform work primarily on surface ships and submarines.
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

Advanced Technologies revenue:	Amount	Percent of Total Revenue
	(in thousands)
2013	$286,140	9%
2012	285,098	10%
2011	233,364	11%

MARKETING
Oilfield. Oil and gas exploration and development expenditures fluctuate from year to year. In particular, budgetary approval for more expensive drilling and production in deepwater, an area in which we have a high degree of focus, may be postponed or suspended during periods when exploration and production companies reduce their offshore capital spending.
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
In connection with the services we perform in our Oilfield business, we generally seek contracts that compensate us on a dayrate basis. Under dayrate contracts, the contractor provides the ROV, vessel or equipment and the required personnel to operate the unit and compensation is based on a rate per day for each day the unit is used. The typical dayrate depends on market conditions, the nature of the operations to be performed, the duration of the work, the equipment and services to be provided, the geographical areas involved and other variables. Dayrate contracts may also contain an alternate, lower dayrate that applies when a unit is moving to a new site or when operations are interrupted or restricted by equipment breakdowns, adverse weather or water conditions or other conditions beyond the contractor's control. Some dayrate contracts provide for revision of the specified dayrates in the event of material changes in the cost of labor or specified items. Sales contracts for our products are generally for a fixed price.
Advanced Technologies. We market our marine services and related engineering services to government agencies, major defense contractors, NASA and NASA contractors, and to theme park and other industrial customers outside the energy sector.
Major Customers. Our top five customers in 2013, 2012 and 2011 accounted for 40%, 34% and 30%, respectively, of our consolidated revenue. All of our top five customers were oil and gas exploration and production companies served by our Oilfield business segments. During 2013 and 2012, revenue from one customer, BP plc and subsidiaries, accounted for 18% and 13% of our total consolidated revenue, respectively. No individual customer accounted for more than 10% of our consolidated revenue during 2011.
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
Oilfield
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
ROVs. We believe we are the world's largest owner/operator of work-class ROVs employed in oil and gas related operations. At December 31, 2013, we owned 304 work-class ROVs, and we estimate that this represented approximately 35% of the work-class ROVs utilized in the oilfield service industry. We compete with several major companies on a worldwide basis and with numerous others operating locally in various areas.
Competition for ROV services historically has been based on equipment availability, location of or ability to deploy the equipment, quality of service and price. The relative importance of these factors can vary over time based on market conditions. The ability to develop improved equipment and techniques and to train and retain skilled personnel is also an important competitive factor in our markets. Although demand for ROVs has been increasing, our margins have not increased in recent periods due to increasing competition, increasing costs and pricing pressure.

Subsea Products. There are many competitors offering specialized products. We are one of several companies that compete on a worldwide basis for the provision of thermoplastic and steel tube subsea control umbilicals, and compared to current and forecasted market demand, we are faced with overcapacity in the umbilical manufacturing market.
Subsea Projects. We perform subsea intervention and hardware installation services, principally in the U.S. Gulf of Mexico and offshore Angola, from two owned and five chartered multiservice deepwater vessels. We are one of many companies that offer these services. In general, our competitors can move their vessels to where we operate from other locations with relative ease. We also have many competitors that supply commercial diving services to the oil and gas industry in the Gulf of Mexico.
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
SEASONALITY AND BACKLOG
We generate a material amount of our consolidated revenue from contracts for services in the U.S. Gulf of Mexico in our Subsea Projects segment, which is usually more active in the second and third quarters, as compared to the rest of the year. The European operations of our Asset Integrity segment are also seasonally more active in the second and third quarters. Revenue in our ROV segment is subject to seasonal variations in demand, with our first quarter generally being the low quarter of the year. The level of our ROV seasonality depends on the number of ROVs we have engaged in vessel-based subsea infrastructure inspection, maintenance, repair and installation, which is more seasonal than drilling support. Revenue in each of our Subsea Products and Advanced Technologies segments has generally not been seasonal.
The amounts of backlog orders we believed to be firm as of December 31, 2013 and 2012 were as follows (in millions):

	As of December 31, 2013		As of December 31, 2012
	Total	1 + yr*	Total	1 + yr*
Oilfield
ROVs	$1,665	$855	$1,342	$681
Subsea Products	906	179	681	206
Subsea Projects	346	2	508	207
Asset Integrity	478	186	465	192
Total Oilfield	3,395	1,222	2,996	1,286
Advanced Technologies	139	3	162	5
Total	$3,534	$1,225	$3,158	$1,291

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

REGULATION
Our operations are affected from time to time and in varying degrees by foreign and domestic political developments and foreign, federal and local laws and regulations, including those relating to:

•	operating from and around offshore drilling, production and marine facilities;

•	national preference for local equipment and personnel;

•	marine vessel safety;

•	protection of the environment;

•	workplace health and safety;

•	taxation of earnings;

•	license requirements for exportation of our equipment and technology; and

•	currency conversion and repatriation.
In addition, our Oilfield business depends on the demand for our products and services from the oil and gas industry and, therefore, is affected by changing taxes, price controls and other laws and regulations relating to the oil and gas industry generally. The adoption of laws and regulations curtailing offshore exploration and development drilling for oil and gas for economic and other policy reasons would adversely affect our operations by limiting demand for our services. We cannot determine the extent to which new legislation, new regulations or changes in existing laws or regulations may affect our future operations.
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

Our quality management systems are registered as being in conformance with ISO 9001:2000 and cover:

•	all our Oilfield products and services in the United Kingdom and Norway;

•	our Remotely Operated Vehicle operations in the Gulf of Mexico, Brazil and Canada;

•	our Asset Integrity operations in the Western Hemisphere and Abu Dhabi;

•	our Subsea Projects operations, except for shallow water diving;

•	our Subsea Products segment; and

•	the Oceaneering Space Systems, Oceaneering Technologies, Entertainment and Marine Services units of our Advanced Technologies segment.
ISO 9001 is an internationally recognized system for quality management established by the International Standards Organization, and the 2000 edition emphasizes customer satisfaction and continual improvement.
EMPLOYEES
As of December 31, 2013, we had approximately 12,200 employees. Our workforce varies seasonally and peaks during the second and third quarters. We consider our relations with our employees to be satisfactory.
FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS
For financial information about our geographic areas of operation, please see the tables in Note 7 of the Notes to Consolidated Financial Statements in this report, which present revenue for 2013, 2012 and 2011 and long-lived assets as of December 31, 2013 and 2012 attributable to each of our major geographic areas. For a discussion of risks attendant to our foreign operations, see the discussion in Item 1A, "Risk Factors" under the heading "Our international operations involve additional risks not associated with domestic operations."
CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
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

In addition, various statements this report contains, including those that express a belief, expectation or intention are forward-looking statements. Those forward-looking statements appear in Part I of this report in Item 1 – "Business," Item 2 – "Properties" and Item 3 – "Legal Proceedings" and in Part II of this report in Item 7 – "Management's Discussion and Analysis of Financial Condition and Results of Operations," Item 7A – "Quantitative and Qualitative Disclosures About Market Risk" and in the Notes to Consolidated Financial Statements incorporated into Item 8 and elsewhere in this report. These forward-looking statements speak only as of the date of this report, we disclaim any obligation to update these statements, and we caution you not to rely unduly on them. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks, contingencies and uncertainties relate to, among other matters, the following:

•	worldwide demand for and prices of oil and gas;

•	the effects of new regulations adopted by the U.S. government in response to the Macondo well incident;

•	the continued availability of qualified personnel;

•	general economic and business conditions and industry trends;

•	the volatility and uncertainties of credit markets;

•	the highly competitive nature of our businesses;

•	decisions about offshore developments to be made by oil and gas exploration, development and production companies;

•	cancellations of contracts, change orders and other contractual modifications and the resulting adjustments to our backlog;

•	collections from our customers;

•	the increased use of subsea completions and our ability to capture associated market share;

•	the continued strength of the industry segments in which we are involved;

•	the levels of oil and gas production to be processed by the Medusa field production spar platform;

•	our future financial performance, including availability, terms and deployment of capital;

•	the consequences of significant changes in currency exchange rates;

•	changes in tax laws, regulations and interpretation by taxing authorities;

•	our ability to obtain raw materials and parts on a timely basis and, in some cases, from limited sources;

•	operating risks normally incident to offshore exploration, development and production operations;

•	hurricanes and other adverse weather and sea conditions;

•	delays in deliveries of deepwater drilling rigs;

•	cost and time associated with drydocking of our vessels;

•	adverse outcomes from legal or regulatory proceedings;

•	changes in, or our ability to comply with, government regulations, including those relating to the environment;

•	the risks associated with integrating businesses we acquire;

•	rapid technological changes; and

•	social, political, military and economic situations in foreign countries where we do business and the possibilities of civil disturbances, war, other armed conflicts or terrorist attacks.
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

EXECUTIVE OFFICERS OF THE REGISTRANT
Executive Officers. The following information relates to our executive officers as of February 20, 2014:

NAME	AGE	POSITION	OFFICER SINCE	EMPLOYEE SINCE
M. Kevin McEvoy	63	President and Chief Executive Officer and Director	1990	1979
Marvin J. Migura	63	Executive Vice President	1995	1995
Roderick A. Larson	47	Senior Vice President and Chief Operating Officer	2012	2012
Charles W. Davison	45	Senior Vice President, Subsea Products	2014	2007
Knut Eriksen	63	Senior Vice President, Business Development	2010	2010
W. Cardon Gerner	59	Senior Vice President and Chief Financial Officer	2006	2006
Clyde W. Hewlett	59	Senior Vice President, Subsea Projects	2004	1988
Kevin F. Kerins	60	Senior Vice President, ROVs	2006	1978
David K. Lawrence	54	Senior Vice President, General Counsel and Secretary	2012	2005
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

Charles W. Davison, Senior Vice President, Subsea Products, joined Oceaneering in 2007 as Vice President, Umbilical Solutions.  He was appointed to his current position to lead the Subsea Products business in January 2014.  Before joining Oceaneering, he spent eight years with General Electric Company, holding various roles in operational excellence, global operations and supply chain, and general management.
Knut Eriksen joined Oceaneering in April 2010 as Senior Vice President, Subsea Products and was appointed to his current position in January 2014. He has over 30 years experience in the oilfield products and services industry, including serving as Senior Vice President, Global Execution from 2006 to 2009 with NATCO Group Inc., which was acquired by Cameron International Corporation. The majority of his business experience is in deepwater engineering and offshore projects, and he previously held positions such as President of Engineering for Aker Maritime and Senior Vice President and head of Aker Kvaerner's Gulf of Mexico Deepwater Business Unit, both of which are now part of Aker Solutions ASA. He has also held the position of Vice President of Worldwide Deepwater Development at Unocal Corporation, which has since been acquired by Chevron Corp.

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

Clyde W. Hewlett, Senior Vice President, Subsea Projects, has extensive experience in the offshore and subsea oilfield markets. He joined Oceaneering in 1988 and has held increasingly responsible positions. He was appointed Vice President of Mobile Offshore Production Systems in 2004, Vice President of Subsea Projects in 2007 and Senior Vice President of Subsea Projects in 2008.
Kevin F. Kerins, Senior Vice President, ROVs, joined Oceaneering in 1978. Since 1978, he has held a variety of positions of responsibility in ROV operations, marketing and administration in various geographic locations. He was appointed Vice President, Eastern Region ROVs in 2003, Vice President and General Manager, ROVs in 2006 and Senior Vice President, ROVs in 2009.

David K. Lawrence, Senior Vice President, General Counsel and Secretary, joined Oceaneering in 2005 as Assistant General Counsel. He was appointed Associate General Counsel in January 2011, Vice President, General Counsel and Secretary in January 2012 and to his current position in February 2014. He has over 20 years experience as in-house counsel in the oilfield products and services industry and manufacturing.

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

We derive most of our revenue from customers in the offshore oil and gas exploration, development and production industry. The offshore oil and gas industry is a historically cyclical industry characterized by significant changes in the levels of exploration and development activities. Oil and gas prices, and market expectations of potential changes in those prices, significantly affect the levels of those activities. Worldwide political, economic and military events have contributed to oil and gas price volatility and are likely to continue to do so in the future. Any prolonged reduction in the overall level of offshore oil and gas exploration and development activities, whether resulting from changes in oil and gas prices or otherwise, could materially and adversely affect our financial condition and results of operations in our segments within our Oilfield business. Some factors that have affected and are likely to continue affecting oil and gas prices and the level of demand for our services and products include the following:

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
Our operations could be adversely impacted by the effects of new regulations.
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

A significant portion of our revenue is attributable to operations in foreign countries. These activities accounted for approximately 66% of our consolidated revenue in 2013. Risks associated with our operations in foreign areas include risks of:

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
Our exposure to the risks we described above varies from country to country. In recent periods, political instability and civil unrest in Africa, particularly Nigeria, have been our greatest concerns. There is a risk that a continuation or worsening of these conditions could materially and adversely impact our future business, operations, financial condition and results of operations. Of our total consolidated revenue for 2013, we generated approximately 21% from our operations in Africa.

Foreign exchange risks and fluctuations may affect our profitability on certain projects.
We operate on a worldwide basis with substantial operations outside the U.S. that subject us to U.S. dollar translation and economic risks. In order to manage some of the risks associated with foreign currency exchange rates, we may enter into foreign currency derivative (hedging) instruments, especially when there is currency risk exposure that is not naturally mitigated via our contracts. However, these actions may not always eliminate all currency risk exposure, in particular for our long-term contracts. A disruption in the foreign currency markets, including the markets with respect to any particular currencies, could adversely affect our hedging instruments and subject us to additional currency risk exposure. Based on fluctuations in currency, the U.S. dollar value of our backlog may from time to time increase or decrease significantly. We do not enter into derivative instruments for trading or other speculative purposes. Our operational cash flows and cash balances, though predominately held in U.S. dollars, may consist of different currencies at various points in time in order to execute our contracts globally. Non-U.S. asset and liability balances are subject to currency fluctuations when measured period to period for financial reporting purposes in U.S. dollars.
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
A recurrence of the credit crisis and related turmoil in the global financial system that occurred in 2008 and 2009 could have an impact on our business and our financial condition. In particular, the cost of capital increased substantially while the availability of funds from the capital markets diminished significantly. Although the capital markets have recovered, in a recurrence, our ability to access the capital markets in the future could be restricted or be available only on terms we do not consider favorable. Limited access to the capital markets could adversely impact our ability to take advantage of business opportunities or react to changing economic and business conditions and could adversely impact our ability to continue our growth strategy. Ultimately, we could be required to reduce our future capital expenditures substantially. Such a reduction could have a material adverse effect on our business and our consolidated financial condition, results of operations and cash flows. A recurrence of such a global financial crisis could have further impacts on our business that we currently cannot predict or anticipate.

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
Our businesses operate in highly competitive industry segments. Some of our competitors or potential competitors have greater financial or other resources than we have. Our operations may be adversely affected if our current competitors or new market entrants introduce new products or services with better features, performance, prices or other characteristics than those of our products and services. This factor is significant to our segments' operations, particularly in the segments within our Oilfield business, where capital investment is critical to our ability to compete.

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

In August 2012, pursuant to the Dodd-Frank Act, the SEC adopted new annual disclosure and reporting requirements applicable to any company that files periodic public reports with the SEC, if any conflict minerals are necessary to the functionality or production of a product manufactured, or contracted to be manufactured, by that company. These new requirements require us to conduct reasonable country-of-origin inquiries to determine if we know or have reason to believe that any conflict minerals necessary to the functionality or production of our manufactured products may have originated from any of the Covered Countries. If we are not able to determine that such conflict minerals did not originate from any of the Covered Countries or conclude that there is no reason to believe that such conflict minerals may have originated in any of the Covered Countries, we would be required to perform supply chain due diligence on members of our supply chain to determine, among other things, whether such conflict minerals financed or benefited armed groups. New annual reporting requirements, requiring us to describe our reasonable country-of-origin inquiries, our due diligence measures, the results of those activities and our related determinations, will become applicable beginning in May 2014.

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

Oilfield. In general, our Oilfield business segments share facilities. Our location in Morgan City, Louisiana is the largest of these facilities and consists of ROV manufacturing and training facilities, vessel docking facilities, open and covered warehouse space and offices. The Morgan City facilities primarily support operations in the United States. We have regional support offices for our North Sea, Africa, Brazil and Southeast Asia operations in: Aberdeen, Scotland; Stavanger and Bergen, Norway; Dubai, U.A.E.; Rio de Janeiro and Macaé, Brazil; Luanda, Angola; Perth and Melbourne, Australia; Kuala Lumpur, Malaysia; and Singapore. We also have operational bases in various other locations.

We use workshop and office space in Houston, Texas in our Subsea Products, Subsea Projects and Asset Integrity business segments. Our principal manufacturing facilities for our Subsea Products segment are located in or near: Houston, Texas; Panama City, Florida; Edinburgh, Scotland; Nodeland and Stavanger, Norway; and Rio de Janeiro, Brazil. Each of these manufacturing facilities is suitable for its intended purpose and has sufficient capacity to respond to increases in demand for our subsea products that may be reasonably anticipated in the foreseeable future.

For a description of the vessels we use in our Subsea Projects operations, see the discussion in Item 1. "Business" under the heading "GENERAL DEVELOPMENT OF BUSINESS – Oilfield – Subsea Projects."

Advanced Technologies. Our primary facilities for our Advanced Technologies segment are leased offices and workshops in Hanover, Maryland. We have regional offices in Chesapeake, Virginia; Bremerton, Washington; Pearl Harbor, Hawaii; and San Diego, California, which support our services for the U.S. Navy. We also have an office in Orlando, Florida, which supports our commercial theme park animation activities, facilities in Ulrecht, The Netherlands, to support robotic activities, and facilities in Houston, Texas, to support our space industry activities.

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
Our common stock is listed on the New York Stock Exchange under the symbol OII. We submitted to the New York Stock Exchange during 2013 a certification of our Chief Executive Officer regarding compliance with the Exchange's corporate governance listing standards. We also included as exhibits to this annual report on Form 10-K, as filed with the SEC, the certifications of our principal executive officer and principal financial officer required under Section 302 of the Sarbanes-Oxley Act of 2002.
The following table sets out, for the periods indicated, the high and low sales prices for our common stock as reported on the New York Stock Exchange (consolidated transaction reporting system):

	2013		2012
	High	Low	High	Low
For the quarter ended:
March 31	$67.11	$54.27	$57.16	$46.08
June 30	76.60	58.08	54.94	43.22
September 30	84.64	72.70	58.53	48.15
December 31	87.64	75.60	55.98	50.87
On February 7, 2014, there were 368 holders of record of our common stock. On that date, the closing sales price, as quoted on the New York Stock Exchange, was $69.29. In 2013, we declared quarterly cash dividends of $0.18 per share in the first quarter and $0.22 per share in each of the second, third and fourth quarters and in 2012, we declared quarterly cash dividends of $0.15 per share in the first quarter and $0.18 per share in each of the second, third and fourth quarters. It is our intent to continue to pay a quarterly cash dividend; however, payment of future cash dividends will be at the discretion of our board of directors in accordance with applicable law, after taking into account various factors, including our financial condition, earnings, capital requirements, legal requirements, regulatory constraints, industry practice and any other factors that our board of directors believes are relevant.
In February 2010, our Board of Directors approved a plan to repurchase up to 12,000,000 shares of our common stock. Through December 31, 2013 under this plan, we repurchased 3,100,000 shares of our common stock for $86 million. We did not repurchase any shares in the fourth quarter of 2013.
EQUITY COMPENSATION PLAN INFORMATION
The following presents equity compensation plan information as of December 31, 2013:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	—	N/A	2,163,404
Equity compensation plans not approved by security holders	—	N/A	—
Total	—	N/A	2,163,404
We had no outstanding options, warrants or rights at December 31, 2013.
At December 31, 2013, there were: (1) no shares of Oceaneering common stock under equity compensation plans not approved by security holders available for grant; and (2) 2,163,404 shares of Oceaneering common stock under equity compensation plans approved by security holders available for grant in the form of stock options, stock appreciation rights or stock awards. We have not granted any stock options since 2005 and the Compensation Committee of our Board of Directors has expressed its intention to refrain from using stock options as a component of employee compensation for our executive officers and other employees for the foreseeable future. Additionally, our Board of Directors has expressed its intention to refrain from using stock options as a component of nonemployee director compensation for the foreseeable future. For a description of the material features of our equity compensation arrangements, see the discussion in Note 8 of Notes to Consolidated Financial Statements under the heading "Incentive Plans."

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
Results of Operations:

	Year Ended December 31,
(in thousands, except per share amounts)	2013	2012	2011	2010	2009
Revenue	$3,287,019	$2,782,604	$2,192,663	$1,917,045	$1,822,081
Cost of services and products	2,521,483	2,154,746	1,683,904	1,450,725	1,384,355
Gross margin	765,536	627,858	508,759	466,320	437,726
Selling, general and administrative expense	220,420	199,261	173,928	156,820	145,610
Income from operations	$545,116	$428,597	$334,831	$309,500	$292,116
Net income	$371,500	$289,017	$235,658	$200,531	$188,353
Cash dividends declared per Share	$0.84	$0.69	$0.45	$—	$—
Diluted earnings per share	$3.42	$2.66	$2.16	$1.82	$1.70
Depreciation and amortization	$202,228	$176,483	$151,227	$153,651	$122,945
Capital expenditures, including business acquisitions	$393,590	$309,858	$526,645	$207,180	$175,021
Other Financial Data:

	As of December 31,
(dollars in thousands)	2013	2012	2011	2010	2009
Working capital ratio	1.97	1.95	1.96	2.24	2.25
Working capital	$706,187	$585,805	$482,747	$543,646	$485,592
Total assets	$3,128,500	$2,768,118	$2,400,544	$2,030,506	$1,880,287
Long-term debt	$—	$94,000	$120,000	$—	$120,000
Shareholders' equity	$2,043,440	$1,815,460	$1,557,962	$1,390,215	$1,224,323
Goodwill as a percentage of Shareholders' equity	17%	20%	21%	10%	11%

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements in this annual report on Form 10-K, including, without limitation, statements regarding the following matters are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995:

•	our business strategy;

•	our plans for future operations;

•	industry conditions;

•	seasonality;

•
our expectations about 2014 earnings per share and segment operating results, and the factors underlying those expectations, including our expectations about demand for our deepwater oilfield services and products as a result of the factors we specify in "Overview" and "Results of Operations" below;

•	projections relating to floating rigs to be placed in service and subsea tree orders;

•	the adequacy of our liquidity and capital resources to support our operations and internally generated growth initiatives;

•	our projected capital expenditures for 2014;

•	our plans to add ROVs to our fleet;

•	our intentions relating to the subsea support vessel scheduled for delivery in 2016;

•	our belief that our goodwill will not be impaired during 2014;

•	the adequacy of our accruals for uninsured expected liabilities from workers' compensation, maritime employer's liability and general liability claims;

•	our belief that our total unrecognized tax benefits will not significantly increase or decrease in the next 12 months;

•	our anticipated tax rates and underlying assumptions;

•	our expectations about the cash flows from our investment in Medusa Spar LLC, and the factors underlying those expectations;

•	our expectations regarding shares repurchased under our share repurchase plan;

•	our backlog; and

•	our expectations regarding the effect of inflation in the near future.
These forward-looking statements are subject to various risks, uncertainties and assumptions, including those we refer to under the headings "CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS" and "Risk Factors" in Part I of this report. Although we believe that the expectations reflected in such forward-looking statements are reasonable, because of the inherent limitations in the forecasting process, as well as the relatively volatile nature of the industries in which we operate, we can give no assurance that those expectations will prove to have been correct. Accordingly, evaluation of our future prospects must be made with caution when relying on forward-looking information.
Overview
The table that follows sets out our revenue and operating results for 2013, 2012 and 2011.

	Year Ended December 31,
(dollars in thousands)	2013	2012	2011
Revenue	$3,287,019	$2,782,604	$2,192,663
Gross Margin	765,536	627,858	508,759
Gross Margin %	23%	23%	23%
Operating Income	545,116	428,597	334,831
Operating Income %	17%	15%	15%
Net Income	371,500	289,017	235,658
During 2013, we generated approximately 91% of our revenue, and 96% of our operating income before Unallocated Expenses, from services and products we provided to the oil and gas industry. In 2013, our revenue increased by 18%, with the largest percentage increase occurring in our Subsea Projects segment, which increased 34%, primarily on increased deepwater vessel service activity.

The $372 million consolidated net income we earned in 2013 was the highest in our history. The $82 million increase from 2012 net income was attributable to higher profit contributions from all of our operating segments:

•	our Subsea Products segment, which had $60 million more operating income on $199 million more revenue;

•	our ROV segment, which had $33 million more operating income on $128 million more revenue;

•	our Subsea Projects segment, which had $30 million more operating income on $130 million more revenue;

•	our Asset Integrity segment, which had $10 million more operating income on $47 million more revenue; and

•	our Advanced Technologies segment, which had $4 million more operating income on $1 million more revenue.

In 2013, we invested in the following major capital projects:

•	additions of and upgrades to our work-class ROVs; and

•	expansion in our Subsea Products segment, including the addition of more umbilical plant capabilities and an expansion of our rental and service tooling suite and work packages.

We expect our 2014 diluted earnings per share to be in the range of $3.90 to $4.10, as compared to $3.42 in 2013. We anticipate continued global demand growth to support deepwater drilling, field development, and inspection, maintenance and repair activities. Compared to 2013, in 2014 we are forecasting an increase in all of our oilfield operating business segments, including:

•	ROVs on greater service demand to support drilling and vessel-based projects;

•	Subsea Products on higher demand for all our major product lines;

•	Subsea Projects on a growth in deepwater service activity; and

•	Asset Integrity on increased demand for our services.
We use our ROVs to provide drilling support, vessel-based inspection, maintenance and repair, subsea hardware installation, construction, and pipeline inspection services to customers in the oil and gas industry. The largest percentage of our ROVs has historically been used to provide drill support services. Therefore, the number of floating drilling rigs on hire is a leading market indicator for this business. The following table shows average floating rigs under contract and our ROV utilization.

	2013	2012	2011
Average number of floating rigs under contract	275	268	238
ROV days on hire (in thousands)	92	82	73
ROV utilization	85%	80%	77%
Demand for floating rigs is our primary driver of future growth prospects. According to industry data published by IHS Petrodata, at the end of 2013, there were 314 floating drilling rigs in the world, with 282 of the rigs under contract. Of the 282 rigs under contract, 213 are contracted through 2014. One hundred two additional floating rigs were on order, and 60 of these 102 have been contracted long-term. We estimate approximately 29 floating rigs will be placed in service during 2014, and we have ROV contracts on 16 of those. Competitors have the ROV contracts on three rigs, leaving 10 contract opportunities.
In addition to floating rig demand, subsea tree completions are another leading indicator of the strength of the deepwater market and the primary demand driver for our Subsea Products lines. According to industry data published by Quest Offshore Resources, Inc., the global market for subsea tree orders is expected to increase approximately 65% in the 2013-2017 time period compared to the previous five years. Additionally, Quest projects that subsea tree installations during the same time period will increase approximately 50% compared to the previous five-year period, and the installed subsea completion base will have a net increase of approximately 1,400 trees, or 35%.
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

We account for significant fixed-price contracts, which we enter into mainly in our Subsea Products segment, and occasionally in our Subsea Projects and Advanced Technologies segments, using the percentage-of-completion method. In 2013, we accounted for 12% of our revenue using the percentage-of-completion method. In determining whether a contract should be accounted for using the percentage-of-completion method, we consider whether:

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
Goodwill. We account for business combinations using the acquisition method of accounting, with the acquisition price being allocated to the assets acquired and liabilities assumed based on their fair market values at the date of acquisition. In September 2011, the Financial Accounting Standards Board ("FASB") issued an update regarding goodwill impairment testing. Under the update, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is more likely than not that the fair value of a reporting unit exceeds its carrying amount, performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test. This update was effective for us January 1, 2012, and earlier adoption was permitted. We began applying this update in 2011. The provisions of the update have not had a material effect on our financial position or results of operations. Prior to 2011, we tested the goodwill attributable to each of our reporting units for impairment annually, or more frequently whenever events or changes in circumstances indicated that the carrying amounts may not have been appropriate. We estimated fair value of the reporting units using both an income approach, which considers a discounted cash flow model, and a market approach. For reporting units with significant goodwill, we do not believe our goodwill will be impaired during 2014.
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
We are involved in various claims and actions against us, most of which are covered by insurance. We believe that our ultimate liability, if any, that may result from those claims and actions will not materially affect our financial position, cash flows or results of operations.

Income Taxes. Our tax provisions are based on our expected taxable income, statutory rates and tax-planning opportunities available to us in the various jurisdictions in which we operate. Determination of taxable income in any jurisdiction requires the interpretation of the related tax laws. We are at risk that a taxing authority's final determination of our tax liabilities may differ from our interpretation. Our effective tax rate may fluctuate from year to year as our operations are conducted in different taxing jurisdictions, the amount of pre-tax income fluctuates and our estimates regarding the realizability of items such as foreign tax credits may change. In 2013, 2012 and 2011, we recorded reductions of income tax expense of $0.7 million, $3.0 million and $0.9 million, respectively, resulting from a combination of expiring statutes of limitations and the resolution of uncertain tax positions related to certain tax liabilities we recorded in prior years. Current income tax expense represents either nonresident withholding taxes or the liabilities expected to be reflected on our income tax returns for the current year, while the net deferred income tax expense or benefit represents the change in the balance of deferred tax assets or liabilities as reported on our balance sheet.
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
We account for any applicable interest and penalties on uncertain tax positions as a component of our provision for income taxes on our financial statements. We increased our provision for income taxes in 2013 by $1.7 million for penalties and interest for uncertain tax positions, which brought our total liabilities for penalties and interest on uncertain tax positions to $3.3 million on our balance sheet at December 31, 2013. Including associated foreign tax credits and penalties and interest, we have accrued a net total of $8.6 million in the caption "other long-term liabilities" on our balance sheet at December 31, 2013 for unrecognized tax benefits. All additions or reductions to those liabilities affect our effective income tax rate in the periods of change.
We do not believe that the total of unrecognized tax benefits will significantly increase or decrease in the next 12 months.
For a summary of our major accounting policies and a discussion of recently adopted accounting standards, please see Note 1 to our Consolidated Financial Statements.
Liquidity and Capital Resources

We consider our liquidity and capital resources adequate to support our operations and growth initiatives. At
December 31, 2013, we had working capital of $706 million, including cash and cash equivalents of $91 million. Additionally, we had $300 million available through a revolving credit facility under a credit agreement (the "Credit Agreement"), which is scheduled to expire on January 6, 2017. Our maximum outstanding borrowings under the Credit Agreement during 2013 were $120 million, and our total interest costs, including commitment fees, were $1.3 million.

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

Our capital expenditures, including business acquisitions, for 2013, 2012 and 2011 were $394 million, $310 million and $527 million, respectively. Our capital expenditures in 2013 included $226 million for upgrading and expanding our ROV fleet and $103 million in our Subsea Products segment, principally to increase the capabilities of our umbilical plants in the U.S. and Scotland and to expand our rental and service tooling hardware offerings. Our capital expenditures in 2012 included $198 million for expanding and upgrading our ROV fleet. In 2012, we also invested $68 million in our Subsea Products business, largely to increase the capabilities of our umbilical plants in Brazil and Scotland and to expand our suite of subsea rental and service tooling. Capital expenditures in 2011 included expenditures for: the acquisition of AGR Field Operations Holdings AS and subsidiaries for $220 million, which are in our Asset Integrity and Subsea Projects segments; Norse Cutting and Abandonment AS for $50 million, which is in our Subsea Products segment; additions and upgrades to our ROV fleet; and conversion of the Ocean Patriot to a dynamically positioned saturation diving vessel and completion of its saturation diving system in our Subsea Projects segment.

For 2014, we expect our capital expenditures to be approximately $450 million, exclusive of business acquisitions. This estimate includes $225 million in our ROV segment for the addition of new vehicles and vehicle upgrades, $120 million for enhancing our Subsea Products capabilities, and $65 million in our Subsea Projects segment, primarily for construction progress payments on a new subsea support vessel scheduled for delivery in 2016.
Our capital expenditures during 2013, 2012 and 2011 included $226 million, $198 million and $136 million, respectively, in our ROV segment, principally for additions and upgrades to our ROV fleet to expand the fleet and replace units we retired and for facilities infrastructure to support our growing ROV fleet size. We plan to continue adding ROVs at levels we determine appropriate to meet market opportunities as they arise. We added 26, 37 and 24 ROVs to our fleet and retired 10, 15 and 16 units during 2013, 2012 and 2011, respectively, and transferred one to our Advanced Technologies segment in each of 2013 and 2011, resulting in a total of 304 work-class systems in the fleet at December 31, 2013.
In 2012, we rechartered a deepwater vessel, the Ocean Intervention III, for two years, with extension options for up to three additional years, and which we have extended to January 2015. We have also chartered an additional larger deepwater vessel, the Olympic Intervention IV, for an initial term of five years, which began in the third quarter of 2008, and which we have extended to July 2016. We outfitted each of these larger deepwater vessels with two of our high-specification work-class ROVs, and we have utilized these vessels to perform subsea hardware installation and inspection, maintenance and repair projects, and to conduct well intervention services in the ultra-deep waters of the U.S. Gulf of Mexico. In 2012, we moved the Ocean Intervention III to Angola and chartered the Bourbon Oceanteam 101 to work on a three-year field support contract. The customer for this contract has the option for us to provide a third vessel and has options to extend the contract for two additional one-year periods. In March 2013, we commenced a five-year charter for a Jones Act-compliant multi-service support vessel, which we have been renamed the Ocean Alliance, that we are using in the U.S. Gulf of Mexico. We have outfitted the vessel with two of our high-specification work-class ROVs. In December 2013, we commenced a three-year charter for the Normand Flower, a multi-service subsea marine support vessel. We have made modifications to the vessel, including reconfiguration to accommodate two of our high-specification work-class ROVs. We anticipate we will use the vessel in the U.S. Gulf of Mexico to perform inspection, maintenance and repair projects and hardware installations. We have options to extend the charter for up to three additional years.
During the third quarter of 2013, we signed an agreement with a shipyard for the construction of a subsea support vessel. We expect delivery of that vessel by the end of the first quarter of 2016. Our cash payments for the vessel will be spread over the construction period. We intend for the vessel to be U.S.-flagged and documented with a coastwise endorsement by the U.S. Coast Guard. It is expected to have an overall length of 353 feet, a Class 2 dynamic positioning system, accommodations for 110 personnel, a helideck, a 250 ton active heave-compensated crane, and a working moonpool. We expect to outfit the vessel with two of our high specification work-class ROVs. The vessel will also be equipped with a satellite communications system capable of transmitting streaming video for real-time work observation by shore personnel. We anticipate the vessel will be used to augment our ability to provide subsea intervention services in the ultra-deep waters of the U.S. Gulf of Mexico. These services are required to perform inspection, maintenance, and repair projects and hardware installations.

Our principal source of cash from operating activities is our net income, adjusted for the non-cash expenses of depreciation and amortization, deferred income taxes and noncash compensation under our restricted stock plans. Our $529 million, $439 million and $289 million of cash provided from operating activities in 2013, 2012 and 2011, respectively, were affected by cash increases/(decreases) of $(102) million, $(94) million and $(100) million, respectively, of changes in accounts receivable, $(111) million, $(76) million and $(11) million , respectively, of changes in inventory and $128 million, $87 million and $9 million, respectively, in changes in accounts payable and accrued liabilities. In 2013, the increases in accounts receivable and accounts payable and accrued liabilities reflect the increase in our revenue in 2013. The increase in inventory in 2013 is consistent with the increase in our backlog over 2012. In 2012, the increase in accounts receivable was largely attributable to increased revenue in the fourth quarter of 2012 compared to the fourth quarter of 2011. The increase in inventory in 2012 was principally in our Subsea Products and ROV segments: Subsea Products in preparation for production related to the higher backlog levels at December 31, 2012 as compared to those at December 31, 2011; and ROV in anticipation of adding additional units. In 2012, the changes in accounts payable and accrued expenses related to higher accruals for payroll and project costs and an increase in progress payments received from customers. In 2011, the increase in accounts receivable was largely attributable to increased revenue in the fourth quarter of 2011 compared to the corresponding quarter of 2010, and the mix of revenue with a higher percentage of our 2011 revenue coming from our international operations.
In 2013, we used a net of $378 million in investing activities, with $394 million used to make the capital expenditures and business acquisitions described above. In 2012, we used $306 million in investing activities, with $310 million used to make the capital expenditures and business acquisitions described above. In 2011, we used $483 million in investing activities, with $527 million used to make the capital expenditures and business acquisitions described above, while we received $44 million from the sales of assets, primarily our offshore production system, the Ocean Legend.
In 2013, we used $180 million in financing activities, principally for repayment against our revolving credit facility of $94 million and the payment of cash dividends of $91 million. In 2012, we used $118 million in financing activities, principally for the payment of cash dividends of $75 million, repayment against our revolving credit facility of $26 million and common stock share repurchases of $19 million. In 2011, we generated $55 million in financing activities. We borrowed $120 million under our revolving credit facility, and we used $49 million for the payment of cash dividends and $17 million for common stock share repurchases.
In February 2010, our Board of Directors approved a plan to repurchase up to 12,000,000 shares of our common stock. The timing and amount of any repurchases will be determined by our management. We expect that any shares repurchased under the plan will be held as treasury stock for future use. The plan does not obligate us to repurchase any particular number of shares. Through December 31, 2013, we repurchased 3,100,000 shares at a cost of $86 million under the plan. As of December 31, 2013, we retained 2,636,644 shares we had repurchased. We expect that shares we reissue will be primarily in connection with our stock-based compensation plans.
Because of our significant foreign operations, we are exposed to currency fluctuations and exchange rate risks. We generally minimize these risks primarily through matching, to the extent possible, revenue and expense in the various currencies in which we operate. Cumulative translation adjustments as of December 31, 2013 relate primarily to our net investments in, including long-term loans to, our foreign subsidiaries. A stronger U.S. dollar against the U.K. pound sterling and the Norwegian kroner would result in lower operating income. See Item 7A – "Quantitative and Qualitative Disclosures About Market Risk."
Results of Operations
Additional information on our business segments is shown in Note 7 of the Notes to Consolidated Financial Statements included in this report.

Oilfield. The table that follows sets out revenue and profitability for the business segments within our Oilfield business. In the ROV section of the table that follows, "Days available" includes all days from the first day that an ROV is placed in service until the ROV is retired. All days in this period are considered available days, including periods when an ROV is undergoing maintenance or repairs. Our ROVs do not have scheduled maintenance or repair that requires significant time when the ROVs are not available for utilization.

	Year Ended December 31,
(dollars in thousands)	2013	2012	2011
Remotely Operated Vehicles
Revenue	$981,728	$853,520	$755,033
Gross Margin	328,031	289,929	260,287
Gross Margin %	33%	34%	34%
Operating Income	281,973	248,972	224,705
Operating Income %	29%	29%	30%
Days available	108,201	102,225	94,999
Days utilized	91,618	82,126	72,920
Utilization %	85%	80%	77%
Subsea Products
Revenue	1,027,792	829,034	770,212
Gross Margin	311,206	241,240	207,804
Gross Margin %	30%	29%	27%
Operating Income	231,050	170,959	142,184
Operating Income %	22%	21%	18%
Backlog at end of period	906,000	681,000	382,000
Subsea Projects
Revenue	509,440	379,571	167,477
Gross Margin	108,758	80,944	42,004
Gross Margin %	21%	21%	25%
Operating Income	93,865	63,461	32,662
Operating Income %	18%	17%	20%
Asset Integrity
Revenue	481,919	435,381	266,577
Gross Margin	81,856	71,100	46,109
Gross Margin %	17%	16%	17%
Operating Income	55,243	45,196	30,560
Operating Income %	11%	10%	11%
Total Oilfield
Revenue	$3,000,879	$2,497,506	$1,959,299
Gross Margin	829,851	683,213	556,204
Gross Margin %	28%	27%	28%
Operating Income	662,131	528,588	430,111
Operating Income %	22%	21%	22%
In response to continued increasing demand to support deepwater drilling and vessel-based inspection, maintenance and repair ("IMR") and installation work, we have continued to build new ROVs. These new vehicles are designed for use around the world in water depths of 10,000 feet or more. We added 26, 37 and 24 ROVs in 2013, 2012 and 2011, respectively, while retiring 41 units over the three-year period and transferring two to our Advanced Technologies segment over that period. We have grown our ROV fleet size to 304 at December 31, 2013 from 289 at December 31, 2012 and 267 at December 31, 2011. We plan to continue adding ROVs at levels we determine appropriate to meet market opportunities.

For 2013, our ROV revenue and operating income improved over 2012 from:

•	higher demand:

◦	in the U.S. Gulf of Mexico;

◦	offshore Africa;

◦	offshore India;

◦	offshore Canada; and

◦	offshore Australia; and

•	expansion of our fleet to meet the increased demand.

In 2013, our ROV general and administrative expenses included a charge of $3.3 million to record an allowance for doubtful accounts related to a customer in Brazil that filed for restructuring under Brazilian bankruptcy law.

For 2012, our ROV revenue and operating income improved over 2011 from (1) higher demand, particularly offshore Africa and in the U.S. Gulf of Mexico for the provision of drill support and vessel-based services, and (2) the expansion of our fleet to meet the increased demand.

We anticipate ROV operating income to increase in 2014 as a result of an increase in days on hire, with an operating margin in the range of 29% to 30%. We anticipate adding 30 to 35 vehicles in 2014, which should add to our days available and days on hire over 2013. We currently expect to retire, on average, 4% to 5% of our fleet on an annual basis.

Subsea Products revenue, operating income and margin were higher in 2013 than in 2012 from increased demand across our major product lines, principally for subsea hardware used in offshore field developments and for clamp connector systems. Subsea Products revenue and operating income for 2012 increased over 2011 from higher demand for tooling to support deepwater drilling operations and IMR projects. Tooling to support drilling includes ROV accumulator skids to perform tests on blowout preventers ("BOPs"), BOP panels and well-containment spill-response hardware. Tooling to support IMR projects featured use of our flowline remediation system to eliminate hydrates in large diameter or long offset flowlines, and our acid injection system to perform well stimulations. Our margin was higher as umbilical sales, which typically have a lower margin than the rest of our Subsea Products sales, represented a smaller percentage of total segment revenue.
We anticipate our Subsea Products segment operating income in 2014 to be higher than in 2013, as we expect higher demand for all our major product lines. We expect our margin to be in the range of 19% to 21%, which would be lower than that of 2013, due to product mix. Our Subsea Products backlog was $906 million at December 31, 2013, approximately 33% higher than it was at December 31, 2012.
Our 2013 revenue and operating income for Subsea Projects was higher than in 2012 on increased deepwater vessel service activity. Our 2012 revenue and operating income for Subsea Projects was higher than in 2011 on an international expansion of our field service work and higher demand in the U.S. Gulf of Mexico. In 2011, we recorded a gain of $19.6 million on the sale of the Ocean Legend, a mobile offshore production system.
We anticipate our 2014 operating income for Subsea Projects to be higher than in 2013 on growth in deepwater service activity. We expect our 2014 Subsea Projects operating margin to improve slightly over 2013.
Our Asset Integrity segment revenue and operating income were higher in 2013 over 2012 due to high demand in most of our geographic areas, particularly Africa and Australia. Our Asset Integrity segment revenue and operating income were higher in 2012 as compared to 2011 on higher service sales in most of the geographic areas we serve, and particularly in Norway due to our acquisition in December 2011. We anticipate our 2014 operating income for Asset Integrity to be higher than in 2013 on increased service sales and a slight improvement in operating margin.
Advanced Technologies. The table that follows sets out revenue and profitability for this segment.

	Year Ended December 31,
(dollars in thousands)	2013	2012	2011
Revenue	$286,140	$285,098	$233,364
Gross Margin	44,576	38,681	33,774
Gross Margin %	16%	14%	14%
Operating Income	24,954	21,182	16,661
Operating Income %	9%	7%	7%

Our Advanced Technologies operating income in 2013 was higher than that of 2012 due to increases in work and operational efficiency on theme park projects and an increase in vessel maintenance and repair work for the U.S. Navy. Our Advanced Technologies operating income in 2012 was higher than that of 2011 on higher engineering and vessel maintenance work for the U.S. Navy and higher levels of theme park projects. We anticipate our Advanced Technologies 2014 operating income to approximate that of 2013.
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
The table that follows sets out our unallocated expenses.

	Year Ended December 31,
(dollars in thousands)	2013	2012	2011
Gross margin expenses	$(108,891)	$(94,036)	$(81,219)
% of revenue	3%	3%	4%
Operating expenses	(141,969)	(121,173)	(111,941)
% of revenue	4%	4%	5%
Our unallocated gross margin and operating expenses increased in each of 2013 and 2012, primarily due to higher compensation related to incentive plans.
Other. The table that follows sets forth our significant financial statement items below the operating income line.

	Year Ended December 31,
(dollars in thousands)	2013	2012	2011
Interest income	$554	$1,935	$888
Interest expense, net of amounts capitalized	(2,194)	(4,218)	(1,096)
Equity earnings of unconsolidated affiliates	133	1,673	3,801
Other income (expense), net	(1,273)	(6,065)	(539)
Provision for income taxes	170,836	132,905	102,227

Interest expense decreased in 2013 compared to 2012 on decreasing debt levels as we paid down our debt to zero during 2013. Interest expense increased in 2012 compared to 2011 from higher debt levels after we increased our borrowings to fund an acquisition in December 2011. We did not capitalize any interest in 2013, 2012 or 2011.
We record results from our 50% investment in Medusa Spar LLC using the equity method. Medusa Spar LLC owns 75% of a production spar in the U.S. Gulf of Mexico and earns its revenue from fees charged on production processed through the facility. Throughput declined in each of 2013 and 2012 from the immediately preceding year due to normal well production decline.
We expect Medusa Spar LLC revenue and our equity share of its earnings will decline in 2014 due to normal well production decline. Medusa Spar LLC's revenue could be increased if the operator of the producing wells receives regulatory approval to start producing from other zones in the existing wells, which are anticipated to have higher flow rates than the currently-producing zones, or is able to connect more wells to the spar.
Included in other income (expenses), net are foreign currency transaction gains/(losses) of $0.1 million, $(5.4) million and $(0.4) million for 2013, 2012 and 2011, respectively.
Our effective tax rate, including foreign, state and local taxes, was 31.5%, 31.5%, and 30.3% for 2013, 2012 and 2011, respectively, which included a combination of expiring statutes of limitations and the resolution of uncertain tax positions of $0.7 million, $3.0 million and $0.9 million, respectively, related to certain liabilities for uncertain tax positions we recorded in prior years. The primary difference between our 2012 and 2011 effective tax rates and the U.S. federal statutory rate of 35% reflects our intent to indefinitely reinvest in certain of our international operations. Therefore, we are no longer providing for U.S. taxes on a portion of our foreign earnings. The effective tax rate of 30.3% in our financial statements for 2011 is a result of our effective rate of 31.5% adjusted by $4.9 million of additional tax benefits, primarily attributable to amending prior years' U.S. federal income tax returns to reflect a broader interpretation of our pre-tax income eligible for certain deductions allowable for oil and gas construction activities, and tax effecting the $19.6 million gain on the sale of the Ocean Legend at the U.S. federal statutory rate of 35%. We anticipate our effective tax rate in 2014 will be approximately 31.3%.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements, as defined by SEC rules.
Contractual Obligations
At December 31, 2013, we had payments due under contractual obligations as follows:

(dollars in thousands)	Payments due by period
	Total	2014	2015-2016	2017-2018	After 2018
Long-term Debt	$—	$—	$—	$—	$—
Vessel Charters	262,796	83,535	159,598	19,663	—
Other Operating Leases	108,950	22,939	31,631	21,691	32,689
Purchase Obligations	478,872	407,332	71,103	437	—
Other Long-term Obligations reflected on our balance sheet under GAAP	64,765	1,535	3,187	3,406	56,637
TOTAL	$915,383	$515,341	$265,519	$45,197	$89,326
At December 31, 2013, we had outstanding purchase order commitments totaling $479 million, including approximately $100 million for the construction of a new subsea support vessel scheduled for delivery in 2016, $49 million for ROV launch and recovery system equipment and $29 million for specialized steel tubes to be used in our manufacturing of steel tube umbilicals. We have ordered the specialized steel tubes in advance to meet expected sales commitments. The winches have been ordered for new ROVs and for anticipated replacements due to normal wear and tear. Should we decide not to accept delivery of the steel tubes, we would incur cancellation charges of at least 10% of the amount canceled.

In 2001, we entered into an agreement with our Chairman of the Board of Directors (the "Chairman") who was also then our Chief Executive Officer. That agreement was amended in 2006 and in 2008. Pursuant to the amended agreement, the Chairman relinquished his position as Chief Executive Officer in May 2006 and began his post-employment service period on December 31, 2006, which continued through August 15, 2011, during which service period the Chairman, acting as an independent contractor, agreed to serve as nonexecutive Chairman of our Board of Directors. The agreement provides the Chairman with post-employment benefits for ten years following August 15, 2011. The agreement also provides for medical coverage on an after-tax basis to the Chairman, his spouse and children for their lives. We recognized the net present value of the post-employment benefits over the expected service period. Our total accrued liabilities, current and long-term, under this post-employment benefit were $6.3 million and $6.8 million at December 31, 2013 and 2012, respectively.
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

Because we operate in various oil and gas exploration and production regions in the world, we conduct a portion of our business in currencies other than the U.S. dollar. The functional currency for several of our international operations is the applicable local currency. A stronger U.S. dollar against the U.K. pound sterling and the Norwegian kroner would result in lower operating income. We manage our exposure to changes in foreign exchange rates principally through arranging compensation in U.S. dollars or freely convertible currency and, to the extent possible, by limiting compensation received in other currencies to amounts necessary to meet obligations denominated in those currencies. We use the exchange rates in effect as of the balance sheet date to translate assets and liabilities as to which the functional currency is the local currency, resulting in translation adjustments that we reflect as accumulated other comprehensive income or loss in the shareholders' equity section of our Consolidated Balance Sheets. We recorded adjustments of $(71.3) million, $44.8 million and $(18.4) million to our equity accounts in 2013, 2012 and 2011, respectively. Negative adjustments reflect the net impact of the strengthening of the U.S. dollar against various foreign currencies for locations where the functional currency is not the U.S. dollar. Conversely, positive adjustments reflect the effect of a weakening dollar.
We recorded foreign currency transaction gains (losses) of $0.1 million, $(5.4) million and $(0.4) million that are included in Other income (expense), net in our Consolidated Income Statements in 2013, 2012 and 2011, respectively.

Item 8.	Financial Statements and Supplementary Data.
In this report, our consolidated financial statements and supplementary data appear following the signature page to this report and are incorporated into this item by reference.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

Item 9A.	Controls and Procedures.
Disclosure Controls and Procedures
In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2013 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.
Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Under the supervision and with the participation of our management, including our principal executive, financial and accounting officers, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in "Internal Control – Integrated Framework (1992)" issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included a review of the documentation surrounding our financial reporting controls, an evaluation of the design effectiveness of these controls, testing of the operating effectiveness of these controls and an evaluation of our overall control environment. Based on that evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2013.
Ernst & Young LLP, the independent registered public accounting firm that audited our financial statements, has audited our internal control over financial reporting, as stated in their report that follows.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Oceaneering International, Inc.
We have audited the internal control over financial reporting of Oceaneering International, Inc. and Subsidiaries (the "Company") as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the "COSO criteria"). The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of
December 31, 2013, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, cash flows, and shareholders' equity for each of the three years in the period ended December 31, 2013, and our report dated February 20, 2014 expressed an unqualified opinion thereon.

Houston, Texas	/s/ ERNST & YOUNG LLP
February 20, 2014

Item 9B.    Other Information.
None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance.
The information with respect to the directors and nominees for election to our Board of Directors is incorporated by reference from the section "Election of Directors" in our definitive proxy statement to be filed on or before April 30, 2014, relating to our 2014 Annual Meeting of Shareholders.
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

*	10.01+	Defined Contribution Master Plan and Trust Agreement and Adoption Agreement for the Oceaneering International, Inc. Retirement Investment Plan	1-10945	10-K	Dec. 2009	10.01
*	10.02+	Amendments dated November 5 and December 14, 2010 to Oceaneering International, Inc. Retirement Investment Plan	1-10945	10-K	Dec. 2010	10.02
*	10.03+	Amended and Restated Service Agreement dated as of December 21, 2006 between Oceaneering and John R. Huff	1-10945	8-K	Dec. 2006	10.1

*	10.04+	Modification to Service Agreement dated as of December 21, 2006 between Oceaneering and John R. Huff	1-10945	8-K	Dec. 2008	10.9
*	10.05+	Trust Agreement dated as of May 12, 2006 between Oceaneering and United Trust Company, National Association	1-10945	8-K	May 2006	10.2
*	10.06+	First Amendment to Trust Agreement dated as of May 12, 2006 between Oceaneering International, Inc. and Bank of America National Association, as successor trustee	1-10945	8-K	Dec. 2008	10.10
*	10.07+	Oceaneering International, Inc. Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2009	1-10945	8-K	Dec. 2008	10.5
*	10.08+	Amended and Restated Oceaneering International, Inc. Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2000 (for Internal Revenue Code Section 409A-grandfathered benefits)	1-10945	8-K	Dec. 2008	10.6
*	10.09+	Change-of-Control Agreements dated as of November 16, 2001 between Oceaneering and M. Kevin McEvoy and Marvin J. Migura	1-10945	10-K	Dec. 2001	10.06
*	10.10+	Form of First Amendment to Change-of-Control Agreement with M. Kevin McEvoy and Marvin J. Migura	1-10945	8-K	Dec. 2008	10.7
*	10.11+	Form of Change of Control Agreement	1-10945	8-K	May 2011	10.5
*	10.12+	Form of Indemnification Agreement between Oceaneering and each of its Directors and Executive Officers	1-10945	10-K	Dec. 2001	10.12
	10.13+	Oceaneering International, Inc. 2013 Cash Bonus Award Program
*	10.14+	2010 Incentive Plan	333-166612	S-8	May 2010	4.6
*	10.15+	Form of 2011 Employee Restricted Stock Unit Agreement for Executive Officers	1-10945	8-K	Feb. 2011	10.1
*	10.16+	Form of 2011 Chairman Restricted Stock Unit Agreement for John R. Huff	1-10945	8-K	Feb. 2011	10.3
*	10.17+	Form of 2011 Performance Unit Agreement for Executive Officers	1-10945	8-K	Feb. 2011	10.2
*	10.18+	Form of 2011 Chairman Performance Unit Agreement for John R. Huff	1-10945	8-K	Feb. 2011	10.4
*	10.19+	2011 Performance Award: Goals and Measures, relating to the form of 2011 Performance Unit Agreement for Executive Officers and 2011 Chairman Performance Unit Agreement	1-10945	8-K	Feb. 2011	10.5
*	10.20+	Form of 2011 Nonemployee Director Restricted Stock Agreement for Jerold J. DesRoche, David S. Hooker, D. Michael Hughes and Harris J. Pappas	1-10945	8-K	Feb. 2011	10.6
*	10.21+	Form of Supplemental 2011 Restricted Stock Unit Agreement	1-10945	8-K	May 2011	10.1
*	10.22+	Form of Supplemental 2011 Performance Unit Agreement	1-10945	8-K	May 2011	10.2
*	10.23+	2011 Performance Award: Goals and Measures, relating to the form of Supplemental 2011 Performance Unit Agreement	1-10945	8-K	May 2011	10.3
*	10.24+	Form of 2012 Employee Restricted Stock Unit Agreement for Executive Officers	1-10945	8-K	Feb. 2012	10.1
*	10.25+	Form of 2012 Chairman Restricted Stock Unit Agreement for John R. Huff	1-10945	8-K	Feb. 2012	10.3

*	10.26+	Form of 2012 Performance Unit Agreement for Executive Officers	1-10945	8-K	Feb. 2012	10.2
*	10.27+	Form of 2012 Chairman Performance Unit Agreement for John R. Huff	1-10945	8-K	Feb. 2012	10.4
*	10.28+	2012 Performance Award: Goals and Measures, relating to the form of 2012 Performance Unit Agreement for its executive officers and 2012 Chairman Performance Unit Agreement	1-10945	8-K	Feb. 2012	10.5
*	10.29+	Form of 2012 Nonemployee Director Restricted Stock Agreement for T. J. Collins, Jerold J. DesRoche, David S. Hooker, D. Michael Hughes, Paul B. Murphy, Jr. and Harris J. Pappas	1-10945	8-K	Feb. 2012	10.6
*	10.30+	Form of Indemnification Agreement	1-10945	8-K	May 2011	10.4
*	10.31+	Form of 2013 Employee Restricted Stock Unit Agreement for Executive Officers	1-10945	8-K	Feb. 2013	10.1
*	10.32+	Form of 2013 Chairman Restricted Stock Unit Agreement for John R. Huff	1-10945	8-K	Feb. 2013	10.3
*	10.33+	Form of 2013 Performance Unit Agreement for Executive Officers	1-10945	8-K	Feb. 2013	10.2
*	10.34+	Form of 2013 Chairman Performance Unit Agreement for John R. Huff	1-10945	8-K	Feb. 2013	10.4
*	10.35+	2013 Performance Award: Goals and Measures, relating to the form of 2013 Performance Unit Agreement for its executive officers and 2013 Chairman Performance Unit Agreement	1-10945	8-K	Feb. 2013	10.5
*	10.36+	Form of 2013 Nonemployee Director Restricted Stock Agreement for T. J. Collins, Jerold J. DesRoche, D. Michael Hughes, Paul B. Murphy, Jr. and Harris J. Pappas	1-10945	8-K	Feb. 2013	10.6
*	10.37+	Form of 2013 Nonemployee Director Restricted Stock Agreement for David S. Hooker	1-10945	8-K	Feb. 2013	10.7
	21.01	Subsidiaries of Oceaneering
	23.01	Consent of Independent Registered Public Accounting Firm
	31.01	Rule 13a – 14(a)/15d – 14(a) certification of principal executive officer
	31.02	Rule 13a – 14(a)/15d – 14(a) certification of principal financial officer
	32.01	Section 1350 certification of principal executive officer
	32.02	Section 1350 certification of principal financial officer
	101.INS	XBRL Instance Document
	101.SCH	XBRL Taxonomy Extension Schema Document
	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
	101.LAB	XBRL Taxonomy Extension Label Linkbase Document
	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

	*	Exhibit previously filed with the Securities and Exchange Commission, as indicated, and incorporated herein by reference.
	+	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OCEANEERING INTERNATIONAL, INC.

Date:	February 20, 2014	By:	/S/ M. KEVIN MCEVOY
M. Kevin McEvoy
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/S/ M. KEVIN MCEVOY	Chief Executive Officer and Director	February 20, 2014
M. Kevin McEvoy	(Principal Executive Officer)

/S/ MARVIN J. MIGURA	Executive Vice President	February 20, 2014
Marvin J. Migura	(Principal Financial Officer)

/S/ W. CARDON GERNER	Senior Vice President and Chief Financial Officer	February 20, 2014
W. Cardon Gerner	(Principal Accounting Officer)

/S/ JOHN R. HUFF	Chairman of the Board	February 20, 2014
John R. Huff

/S/ T. JAY COLLINS	Director	February 20, 2014
T. Jay Collins

/S/ JEROLD J. DESROCHE	Director	February 20, 2014
Jerold J. DesRoche

/S/ D. MICHAEL HUGHES	Director	February 20, 2014
D. Michael Hughes

/S/ PAUL B. MURPHY, JR.	Director	February 20, 2014
Paul B. Murphy, Jr.

/S/ HARRIS J. PAPPAS	Director	February 20, 2014
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Oceaneering International, Inc.
We have audited the accompanying consolidated balance sheets of Oceaneering International, Inc. and Subsidiaries (the "Company") as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, cash flows, and shareholders' equity for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 20, 2014 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Houston, Texas
February 20, 2014

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except share data)	2013	2012
ASSETS
Current Assets:
Cash and cash equivalents	$91,430	$120,549
Accounts receivable, net of allowances for doubtful accounts of $4,168 and $2,298	768,842	666,930
Inventory	441,789	331,280
Other current assets	131,214	84,231
Total Current Assets	1,433,275	1,202,990
Property and Equipment, at cost	2,380,888	2,069,119
Less accumulated depreciation	1,191,789	1,043,987
Net Property and Equipment	1,189,099	1,025,132
Other Assets:
Goodwill	344,018	363,193
Investments in unconsolidated affiliates	37,462	42,619
Other non-current assets	124,646	134,184
Total Other Assets	506,126	539,996
Total Assets	$3,128,500	$2,768,118
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$129,632	$130,489
Accrued liabilities	516,628	408,303
Income taxes payable	80,828	78,393
Total Current Liabilities	727,088	617,185
Long-term Debt	—	94,000
Other Long-term Liabilities	357,972	241,473
Commitments and Contingencies
Shareholders' Equity:
Common Stock, par value $0.25 per share; 180,000,000 shares authorized; 110,834,088 shares issued	27,709	27,709
Additional paid-in capital	222,402	212,940
Treasury stock; 2,636,644 and 2,926,514 shares, at cost	(75,736)	(84,062)
Retained earnings	1,921,642	1,641,027
Accumulated other comprehensive income	(52,577)	17,846
Total Shareholders' Equity	2,043,440	1,815,460
Total Liabilities and Shareholders' Equity	$3,128,500	$2,768,118
The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(in thousands, except per share data)	2013	2012	2011
Revenue	$3,287,019	$2,782,604	$2,192,663
Cost of services and products	2,521,483	2,154,746	1,683,904
Gross Margin	765,536	627,858	508,759
Selling, general and administrative expense	220,420	199,261	173,928
Income from Operations	545,116	428,597	334,831
Interest income	554	1,935	888
Interest expense, net of amounts capitalized	(2,194)	(4,218)	(1,096)
Equity earnings of unconsolidated affiliates	133	1,673	3,801
Other income (expense), net	(1,273)	(6,065)	(539)
Income before Income Taxes	542,336	421,922	337,885
Provision for income taxes	170,836	132,905	102,227
Net Income	$371,500	$289,017	$235,658
Cash dividends declared per Share	$0.84	$0.69	$0.45
Basic Earnings per Share	$3.43	$2.68	$2.18
Weighted average basic shares outstanding	108,158	108,015	108,308
Diluted Earnings per Share	$3.42	$2.66	$2.16
Weighted average diluted shares outstanding	108,731	108,617	109,001
The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2013	2012	2011

Net Income	$371,500	$289,017	$235,658
Other comprehensive income, net of tax:
Foreign currency translation	(71,282)	44,775	(18,374)
Pension-related adjustments	859	262	143
Other comprehensive income	(70,423)	45,037	(18,231)
Comprehensive Income	$301,077	$334,054	$217,427

The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2013	2012	2011
Cash Flows from Operating Activities:
Net income	$371,500	$289,017	$235,658
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	202,228	176,483	151,227
Deferred income tax provision	51,800	20,654	7,502
Noncash compensation	19,380	16,442	12,529
Net loss (gain) on sales of property and equipment	450	(584)	(24,188)
Distributions from unconsolidated affiliates greater than earnings	878	6,988	2,262
Excluding the effects of acquisitions, increase (decrease) in cash from:
Accounts receivable	(101,912)	(94,237)	(99,537)
Inventory	(110,508)	(76,186)	(11,492)
Other operating assets	(22,380)	(20,278)	(62)
Currency translation effect on working capital	(14,667)	11,318	(10,589)
Accounts payable and accrued liabilities	128,297	87,453	8,968
Income taxes payable	2,435	23,559	14,484
Other operating liabilities	1,370	(1,735)	1,810
Total adjustments to net income	157,371	149,877	52,914
Net Cash Provided by Operating Activities	528,871	438,894	288,572
Cash Flows from Investing Activities:
Purchases of property and equipment	(382,531)	(300,598)	(235,028)
Business acquisitions, net of cash acquired	(11,059)	(9,260)	(291,617)
Distributions of capital from unconsolidated affiliates	4,279	—	—
Dispositions of property and equipment and equity investment	11,666	3,814	43,874
Net Cash Used in Investing Activities	(377,645)	(306,044)	(482,771)
Cash Flows from Financing Activities:
Net proceeds (payments) from revolving credit facility, including new loan costs	(93,739)	(27,045)	120,000
Excess tax benefits from employee benefit plans	4,279	2,475	1,320
Cash dividends	(90,885)	(74,515)	(48,707)
Purchases of treasury stock	—	(19,358)	(17,491)
Net Cash Provided by (Used in) Financing Activities	(180,345)	(118,443)	55,122
Net Increase (Decrease) in Cash and Cash Equivalents	(29,119)	14,407	(139,077)
Cash and Cash Equivalents—Beginning of Period	120,549	106,142	245,219
Cash and Cash Equivalents—End of Period	$91,430	$120,549	$106,142

The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

						Accumulated Other Comprehensive Income (Loss)
	Common Stock Issued		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Currency Translation Adjustments	Pension
(in thousands)	Shares	Amount						Total
Balance, December 31, 2010	110,834	$27,709	$193,277	$(61,385)	$1,239,574	$(5,263)	$(3,697)	$1,390,215
Net Income	—	—	—	—	235,658	—	—	235,658
Other Comprehensive Income	—	—	—	—	—	(18,374)	143	(18,231)
Restricted stock unit activity	—	—	9,532	5,667	—	—	—	15,199
Restricted stock activity	—	—	(1,509)	1,509	—	—	—	—
Tax benefits from employee benefit plans	—	—	1,319	—	—	—	—	1,319
Cash dividends	—	—	—	—	(48,707)	—	—	(48,707)
Treasury stock purchases, 500,000 shares	—	—	—	(17,491)	—	—	—	(17,491)
Balance, December 31, 2011	110,834	27,709	202,619	(71,700)	1,426,525	(23,637)	(3,554)	1,557,962
Net Income	—	—	—	—	289,017	—	—	289,017
Other Comprehensive Income	—	—	—	—	—	44,775	262	45,037
Restricted stock unit activity	—	—	8,985	5,857	—	—	—	14,842
Restricted stock activity	—	—	(1,139)	1,139	—	—	—	—
Tax benefits from employee benefit plans	—	—	2,475	—	—	—	—	2,475
Cash dividends	—	—	—	—	(74,515)	—	—	(74,515)
Treasury stock purchases, 400,000 shares	—	—	—	(19,358)	—	—	—	(19,358)
Balance, December 31, 2012	110,834	27,709	212,940	(84,062)	1,641,027	21,138	(3,292)	1,815,460
Net Income	—	—	—	—	371,500	—	—	371,500
Other Comprehensive Income	—	—	—	—	—	(71,282)	859	(70,423)
Restricted stock unit activity	—	—	6,447	7,062	—	—	—	13,509
Restricted stock activity	—	—	(1,264)	1,264	—	—	—	—
Tax benefits from employee benefit plans	—	—	4,279	—	—	—	—	4,279
Cash dividends	—	—	—	—	(90,885)	—	—	(90,885)
Balance, December 31, 2013	110,834	$27,709	$222,402	$(75,736)	$1,921,642	$(50,144)	$(2,433)	$2,043,440
The accompanying Notes are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF MAJOR ACCOUNTING POLICIES
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
Repurchase Plan. In February 2010, our Board of Directors approved a plan to repurchase up to 12,000,000 shares of our common stock. Through December 31, 2013 under this plan, we repurchased 3,100,000 shares of our common stock for $86 million.
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
We capitalize interest on assets where the construction period is anticipated to be more than three months. We did not capitalize any interest in 2013, 2012 or 2011. We do not allocate general administrative costs to capital projects. Upon the disposition of property and equipment, the related cost and accumulated depreciation accounts are relieved and any resulting gain or loss is included as an adjustment to cost of services and products.
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
Goodwill and Intangible Assets. In September 2011, the Financial Accounting Standards Board ("FASB") issued an update regarding goodwill impairment testing. Under the update, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is more likely than not that the fair value of a reporting unit exceeds its carrying amount, performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test. We began applying this update in 2011. We qualitatively tested the goodwill attributable to each of our reporting units for impairment as of December 31, 2013 and 2012 and concluded that there was no impairment. The only changes in our reporting units' goodwill during the periods presented are from business acquisitions, as discussed above, and currency exchange rate changes. For more information regarding goodwill by business segment, see Note 7.
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

We account for significant fixed-price contracts, which we enter into mainly in our Subsea Products segment, and to a lesser extent in our Subsea Projects and Advanced Technologies segments, using the percentage-of-completion method. In 2013, we accounted for 12% of our revenue using the percentage-of-completion method. In determining whether a contract should be accounted for using the percentage-of-completion method, we consider whether:

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
Under the percentage-of-completion method, we generally recognize estimated contract revenue based on costs incurred to date as a percentage of total estimated costs. Changes in the expected cost of materials and labor, productivity, scheduling and other factors affect the total estimated costs. Additionally, external factors, including weather or other factors outside of our control, also affect the progress and estimated cost of a project's completion and, therefore, the timing of income and revenue recognition. We routinely review estimates related to our contracts and reflect revisions to profitability in earnings immediately. If a current estimate of total contract cost indicates an ultimate loss on a contract, we recognize the projected loss in full when we determine it. Although we are continually striving to accurately estimate our contract costs and profitability, adjustments to overall contract costs could be significant in future periods.
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
Revenue in Excess of Amounts Billed on uncompleted fixed-price contracts accounted for using the percentage-of-completion method is summarized as follows:

	December 31,
(in thousands)	2013	2012
Revenue recognized	$199,654	$181,286
Less: Billings to customers	(168,215)	(156,852)
Revenue in excess of amounts billed	$31,439	$24,434

Billings in Excess of Revenue Recognized on uncompleted fixed-price contracts accounted for using the percentage-of-completion method are summarized as follows:

	December 31,
(in thousands)	2013	2012
Amounts billed to customers	$200,909	$108,244
Less: Revenue recognized	(86,264)	(55,803)
Billings in excess of revenue recognized	$114,645	$52,441
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
We recognize the benefit for a tax position if the benefit is more likely than not to be sustainable upon audit by the applicable taxing authority. If this threshold is met, the tax benefit is then measured and recognized at the largest amount that we believe is greater than 50 percent likely of being realized upon ultimate settlement. We account for any applicable interest and penalties on uncertain tax positions as a component of our provision for income taxes on our financial statements.

Foreign Currency Translation. The functional currency for several of our foreign subsidiaries is the applicable local currency. Results of operations for foreign subsidiaries with functional currencies other than the U.S. dollar are translated into U.S. dollars using average exchange rates during the period. Assets and liabilities of these foreign subsidiaries are translated into U.S. dollars using the exchange rates in effect at the balance sheet date, and the resulting translation adjustments are recognized in accumulated other comprehensive income as a component of shareholders' equity. All foreign currency transaction gains and losses are recognized currently in the Consolidated Statements of Income. We recorded $0.1 million, $(5.4) million and
$(0.4) million of foreign currency transaction gains (losses) in 2013, 2012 and 2011, respectively, and those amounts are included as a component of Other income (expense), net.
Earnings Per Share. For each of the years 2013, 2012 and 2011, the only difference between the our annual calculated weighted average basic and diluted number of shares outstanding is the effect of outstanding restricted stock units.

Financial Instruments. We recognize all derivative instruments as either assets or liabilities in the balance sheet and measure those instruments at fair value. Subsequent changes in fair value are reflected in current earnings or other comprehensive income, depending on whether a derivative instrument is designated as part of a hedge relationship and, if it is, the type of hedge relationship. During the three-year period ended December 31, 2013, we had no derivative instruments in effect.

New Accounting Standard. In February 2013, the Financial Accounting Standards Board (FASB) issued an update to improve the reporting of amounts reclassified out of accumulated other comprehensive income. The update amends the presentation of changes in accumulated other comprehensive income and requires an entity to report the change of each component of other comprehensive income, including amounts reclassified out of accumulated comprehensive income into operating income, either on the face of the income statement or as a separate disclosure in the notes. We adopted this update on January 1, 2013, as required. The provisions of this update have not had a material effect on our financial position or results of operations.

2.	SELECTED BALANCE SHEET INFORMATION
The following is information regarding selected balance sheet accounts:

	December 31,
(in thousands)	2013	2012
Inventory:
Remotely operated vehicle parts and components	$190,403	$174,612
Other inventory, primarily raw materials	251,386	156,668
Total	$441,789	$331,280

Other Current Assets:
Deferred income taxes	$61,589	$22,604
Prepaid expenses	69,625	61,627
Total	$131,214	$84,231

Other Non-Current Assets:
Intangible assets, net	$68,522	$78,252
Cash surrender value of life insurance policies	52,862	42,841
Other	3,262	13,091
Total	$124,646	$134,184

Investments in unconsolidated affiliates:
Medusa Spar LLC	$37,376	$42,540
Other	86	79
	$37,462	$42,619

Accrued Liabilities:
Payroll and related costs	$218,766	$218,609
Accrued job costs	72,117	75,037
Deferred revenue, including billings in excess of revenue recognized	150,246	73,465
Other	75,499	41,192
Total	$516,628	$408,303

Other Long-Term Liabilities:
Deferred income taxes	$260,807	$178,100
Supplemental Executive Retirement Plan	45,144	35,772
Accrued post-employment benefit obligations	10,528	12,942
Other	41,493	14,659
Total	$357,972	$241,473
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

3.	INCOME TAXES

Our provisions for income taxes and our cash taxes paid are as follows:

	Year Ended December 31,
(in thousands)	2013	2012	2011
Current:
Domestic	$45,468	$4,039	$13,169
Foreign	73,568	108,212	81,556
Total current	119,036	112,251	94,725
Deferred:
Domestic	56,115	26,170	12,144
Foreign	(4,315)	(5,516)	(4,642)
Total deferred	51,800	20,654	7,502
Total provision for income taxes	$170,836	$132,905	$102,227
Cash taxes paid	$113,760	$92,422	$72,825
The components of income before income taxes are as follows:

	Year Ended December 31,
(in thousands)	2013	2012	2011
Domestic	$68,066	$53,240	$41,831
Foreign	474,270	368,682	296,054
Income before income taxes	$542,336	$421,922	$337,885
As of December 31, 2013 and 2012, our worldwide deferred tax assets, liabilities and net deferred tax liabilities were as follows:

	December 31,
(in thousands)	2013	2012
Deferred tax assets:
Deferred compensation	$48,401	$42,296
Deferred income	30,101	10,251
Accrued expenses	8,441	7,676
Other	11,921	12,613
Gross deferred tax assets	98,864	72,836
Valuation allowance	—	—
Total deferred tax assets	$98,864	$72,836
Deferred tax liabilities:
Property and equipment	$129,441	$106,237
Unremitted foreign earnings	157,091	91,164
Basis difference in equity investments	10,843	13,860
Other	707	17,071
Total deferred tax liabilities	$298,082	$228,332
Net deferred income tax liability	$199,218	$155,496

Our net deferred tax liability is reflected within our balance sheet as follows:

	December 31,
(in thousands)	2013	2012
Deferred tax liabilities	$260,807	$178,100
Current deferred tax assets	(61,589)	(22,604)
Net deferred income tax liability	$199,218	$155,496
We believe it is more likely than not that all our deferred tax assets are realizable. Reconciliations between the actual provision for income taxes on continuing operations and that computed by applying the United States statutory rate to income before income taxes were as follows:

	Year Ended December 31,
	2013	2012	2011
United States statutory rate	35.0%	35.0%	35.0%
State and local taxes	0.2	0.1	0.2
Foreign tax rate differential	(3.7)	(2.9)	(3.3)
Amended returns filed	—	—	(1.4)
Other items, net	—	(0.7)	(0.2)
Total effective tax rate	31.5%	31.5%	30.3%

We consider $431 million of unremitted earnings of our foreign subsidiaries to be indefinitely reinvested. It is not practical for us to compute the amount of additional U.S. tax that would be due on this amount. We have provided deferred income taxes on the foreign earnings we expect to repatriate.

We recognize the benefit for a tax position if the benefit is more likely than not to be sustainable upon audit by the applicable taxing authority. If this threshold is met, the tax benefit is then measured and recognized at the largest amount that is greater than 50% likely of being realized upon ultimate settlement.

We account for any applicable interest and penalties on uncertain tax positions as a component of our provision for income taxes on our financial statements. We increased/(decreased) income tax expense by $1.7 million, $(2.7) million and
$0.4 million in 2013, 2012 and 2011, respectively, for penalties and interest on uncertain tax positions, which brought our total liabilities for penalties and interest on uncertain tax positions to $3.3 million and $1.7 million on our balance sheets at December 31, 2013 and 2012, respectively. Including associated foreign tax credits and penalties and interest, we have accrued a net total of $8.6 million in the caption "other long-term liabilities" on our balance sheet for unrecognized tax benefits at December 31, 2013. All additions or reductions to those liabilities affect our effective income tax rate in the periods of change.
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits, not including associated foreign tax credits and penalties and interest, is as follows:

	Year Ended December 31,
(in thousands)	2013	2012	2011
Beginning of year	$5,140	$10,104	$9,991
Additions based on tax positions related to the current year	100	244	947
Reductions for expiration of statutes of limitations	(1,225)	(225)	(834)
Additions based on tax positions related to prior years	3,490	3,335	—
Reductions based on tax positions related to prior years	(337)	(8,193)	—
Settlements	—	(125)	—
Balance at end of year	$7,168	$5,140	$10,104
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
Our tax returns are subject to audit by taxing authorities in multiple jurisdictions. These audits often take years to complete and settle. The following lists the earliest tax years open to examination by tax authorities where we have significant operations:

Jurisdiction	Periods
United States	2010
United Kingdom	2010
Norway	2003
Angola	2008
Nigeria	2007
Brazil	2008
Australia	2009
Canada	2009

4.	SELECTED INCOME STATEMENT INFORMATION

The following schedule shows our revenue, costs and gross margins by services and products:

	Year Ended December 31,
(in thousands)	2013	2012	2011
Revenue:
Services	$2,174,739	$1,887,957	$1,369,614
Products	1,112,280	894,647	823,049
Total revenue	3,287,019	2,782,604	2,192,663
Cost of Services and Products:
Services	1,624,483	1,418,511	999,396
Products	788,109	642,199	603,289
Unallocated expenses	108,891	94,036	81,219
Total cost of services and products	2,521,483	2,154,746	1,683,904
Gross margin:
Services	550,256	469,446	370,218
Products	324,171	252,448	219,760
Unallocated expenses	(108,891)	(94,036)	(81,219)
Total gross margin	$765,536	$627,858	$508,759

5.	DEBT
Long-term Debt consisted of the following:

	December 31,
(in thousands)	2013	2012
Revolving credit facility	$—	$94,000
Long-term Debt	$—	$94,000

As of December 31, 2013, we had a $300 million revolving credit facility with a group of banks under an agreement (the "Credit Agreement") that is scheduled to expire on January 6, 2017. Subject to certain conditions, the aggregate commitments under the facility may be increased by up to $200 million by obtaining additional commitments from existing and/or new lenders. Borrowings under the facility may be used for working capital and general corporate purposes. We pay a commitment fee ranging from 0.175% to 0.35% on the unused portion of the facility, depending on our debt-to-capitalization ratio. The commitment fees are included as interest expense in our consolidated financial statements. Revolving borrowings under the facility bear interest at an adjusted base rate or the Eurodollar Rate (as defined in the agreement), at our option, plus an applicable margin. Depending on our debt to capitalization ratio, the applicable margin varies (1) in the case of adjusted base rate advances, from 0.125% to 0.750% and (2) in the case of eurodollar advances, from 1.125% to 1.750%. The adjusted base rate is the greater of (1) the per annum rate established by the administrative agent as its prime rate, (2) the federal funds rate plus 0.50% and (3) the one-month Eurodollar Rate plus 1%. At December 31, 2013, we had no borrowings outstanding under the Credit Agreement and $300 million available for borrowing.

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

We made cash interest payments of $2.1 million, $4.3 million and $1.1 million in 2013, 2012 and 2011, respectively.

6.	COMMITMENTS AND CONTINGENCIES

Lease Commitments
At December 31, 2013, we occupied several facilities under noncancellable operating leases expiring at various dates through 2025. Future minimum rentals under all of our operating leases, including vessel rentals, are as follows:

(in thousands)
2014	$106,474
2015	101,543
2016	89,686
2017	29,255
2018	12,099
Thereafter	32,689
Total Lease Commitments	$371,746
Rental expense, which includes hire of vessels, specialized equipment and real estate rental, was approximately $191 million, $107 million and $73 million in 2013, 2012 and 2011, respectively.
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
Letters of Credit
We had $45 million and $42 million in letters of credit outstanding as of December 31, 2013 and 2012, respectively, as guarantees in force for self-insurance requirements and various performance and bid bonds, which are usually for the duration of the applicable contract.

Financial Instruments and Risk Concentration
In the normal course of business, we manage risks associated with foreign exchange rates and interest rates through a variety of strategies, including the use of hedging transactions. As a matter of policy, we do not use derivative instruments unless there is an underlying exposure.
Other financial instruments that potentially subject us to concentrations of credit risk are principally cash and cash equivalents and accounts receivable. The carrying value of cash and cash equivalents approximates its fair value due to the short maturity of those instruments. Accounts receivable are generated from a broad group of customers, primarily from within the energy industry, which is our major source of revenue. Due to their short-term nature, carrying values of our accounts receivable and accounts payable approximate fair market value. The carrying values of borrowings under the Credit Agreement approximate their fair value because the short-term durations of the associated interest rate periods reflect market changes to interest rates. Our borrowings under the Credit Agreement are classified as Level 2 in the fair value hierarchy (inputs other than quoted prices in active markets for similar assets and liabilities that are observable or can be corroborated by observable market data for substantially the full term for the assets or liabilities).

In 2013, we experienced delays in payment from OGX Petróleo e Gás S.A. ("OGX"), which is a customer in Brazil. The parent company of OGX missed making an interest payment on its bonds and, on October 30, 2013, OGX and its parent filed for a restructuring process under Brazilian bankruptcy law, which grants the filer judicial protection from creditors while a restructuring plan is developed for approval. As of December 31, 2013, we had accounts receivable due from OGX of approximately $4.1 million, and in the fourth quarter of 2013 we recorded an allowance for doubtful accounts of $3.3 million, which was charged as a selling, general and administrative expense in our ROV segment. At this time, we cannot predict the ultimate outcome of this situation and whether or to what extent we will collect our accounts receivable from OGX.

7.	OPERATIONS BY BUSINESS SEGMENT AND GEOGRAPHIC AREA
Business Segment Information
We are a global oilfield provider of engineered services and products, primarily to the offshore oil and gas industry, with a focus on deepwater applications. Through the use of our applied technology expertise, we also serve the defense and aerospace industries. Our Oilfield business consists of Remotely Operated Vehicles ("ROVs"), Subsea Products, Subsea Projects and Asset Integrity. Our ROV segment provides submersible vehicles operated from the surface to support offshore oil and gas exploration, development and production activities. Our Subsea Products segment supplies a variety of specialty subsea hardware. Our Subsea Projects segment provides multiservice vessels, oilfield diving and support vessel operations, which are used principally in inspection, maintenance and repair and installation activities, and a mobile offshore production system, through a 50% interest in an entity that holds a 75% interest in the system. With the acquisition we made in December 2011, we also operate and maintain offshore and onshore oil and gas production facilities, provide subsea engineering services, and operate an offshore logistics supply base in Australia. Our Asset Integrity segment provides asset integrity management and assessment services and nondestructive testing and inspection. Our Advanced Technologies business provides project management, engineering services and equipment for applications in non-oilfield markets. Unallocated Expenses are those not associated with a specific business segment. These consist of expenses related to our incentive and deferred compensation plans, including restricted stock and bonuses, as well as other general expenses, including corporate administrative expenses.
There are no differences in the basis of segmentation or in the basis of measurement of segment profit or loss in the year ended December 31, 2013 from those used in our consolidated financial statements for the years ended December 31, 2012 and 2011.

The table that follows presents Revenue, Income from Operations, Depreciation and Amortization Expense and Equity Earnings of Unconsolidated Affiliates by business segment:

	Year Ended December 31,
(in thousands)	2013	2012	2011
Revenue
Oilfield
Remotely Operated Vehicles	$981,728	$853,520	$755,033
Subsea Products	1,027,792	829,034	770,212
Subsea Projects	509,440	379,571	167,477
Asset Integrity	481,919	435,381	266,577
Total Oilfield	3,000,879	2,497,506	1,959,299
Advanced Technologies	286,140	285,098	233,364
Total	$3,287,019	$2,782,604	$2,192,663
Income from Operations
Oilfield
Remotely Operated Vehicles	$281,973	$248,972	$224,705
Subsea Products	231,050	170,959	142,184
Subsea Projects	93,865	63,461	32,662
Asset Integrity	55,243	45,196	30,560
Total Oilfield	662,131	528,588	430,111
Advanced Technologies	24,954	21,182	16,661
Unallocated Expenses	(141,969)	(121,173)	(111,941)
Total	$545,116	$428,597	$334,831
Depreciation and Amortization Expense
Oilfield
Remotely Operated Vehicles	$128,310	$108,933	$100,089
Subsea Products	39,964	36,638	31,299
Subsea Projects	15,331	13,340	8,024
Asset Integrity	12,401	11,808	5,689
Total Oilfield	196,006	170,719	145,101
Advanced Technologies	2,682	2,677	3,134
Unallocated Expenses	3,540	3,087	2,992
Total	$202,228	$176,483	$151,227
Equity Earnings of Unconsolidated Affiliates
Subsea Projects	$133	$1,673	$3,801
Total	$133	$1,673	$3,801
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

During 2013 and 2012, revenue from one customer, BP plc and subsidiaries in our oilfield business segments, accounted for 18% and 13% of our total consolidated revenue, respectively. No individual customer accounted for more than 10% of our consolidated revenue during 2011.

The following table presents Assets, Property and Equipment and Goodwill by business segment as of the dates indicated:

	December 31,
(in thousands)	2013	2012
Assets
Oilfield
Remotely Operated Vehicles	$1,117,920	$1,017,772
Subsea Products	942,607	727,703
Subsea Projects	382,782	316,353
Asset Integrity	381,392	404,137
Total Oilfield	2,824,701	2,465,965
Advanced Technologies	67,328	73,908
Corporate and Other	236,471	228,245
Total	$3,128,500	$2,768,118
Property and Equipment, net
Oilfield
Remotely Operated Vehicles	$681,027	$597,770
Subsea Products	289,015	213,536
Subsea Projects	163,210	157,755
Asset Integrity	34,223	33,503
Total Oilfield	1,167,475	1,002,564
Advanced Technologies	12,332	9,194
Corporate and Other	9,292	13,374
Total	$1,189,099	$1,025,132
Goodwill
Oilfield
Remotely Operated Vehicles	$26,761	$27,428
Subsea Products	113,066	120,332
Asset Integrity	183,777	204,979
Total Oilfield	323,604	352,739
Advanced Technologies	20,414	10,454
Total	$344,018	$363,193
All assets specifically identified with a particular business segment have been segregated. Cash and cash equivalents, certain other current assets, certain investments and other assets have not been allocated to particular business segments and are included in Corporate and Other.
The following table presents Capital Expenditures, including business acquisitions, by business segment for the periods indicated:

	Year Ended December 31,
(in thousands)	2013	2012	2011
Capital Expenditures
Oilfield
Remotely Operated Vehicles	$225,885	$198,323	$135,770
Subsea Products	102,653	68,052	100,824
Subsea Projects	40,833	15,890	64,803
Asset Integrity	8,327	18,560	212,951
Total Oilfield	377,698	300,825	514,348
Advanced Technologies	13,175	2,953	5,757
Corporate and Other	2,717	6,080	6,540
Total	$393,590	$309,858	$526,645

Geographic Operating Areas
The following table summarizes certain financial data by geographic area:

	Year Ended December 31,
(in thousands)	2013	2012	2011
Revenue
Foreign:
Africa	$696,202	$505,541	$316,051
Norway	461,915	461,863	310,891
United Kingdom	383,397	334,319	256,565
Asia and Australia	335,129	290,821	217,094
Brazil	213,282	164,660	155,532
Other	90,456	70,172	61,916
Total Foreign	2,180,381	1,827,376	1,318,049
United States	1,106,638	955,228	874,614
Total	$3,287,019	$2,782,604	$2,192,663
Long-Lived Assets
Foreign:
Norway	$429,603	$474,408	$436,043
Africa	186,865	141,927	120,732
United Kingdom	99,250	85,434	65,830
Asia and Australia	83,885	65,012	72,518
Brazil	112,840	113,829	99,709
Other	38,516	34,105	30,633
Total Foreign	950,959	914,715	825,465
United States	691,404	607,572	552,639
Total	$1,642,363	$1,522,287	$1,378,104
Revenue is based on location where services are performed and products are manufactured.

8.	EMPLOYEE BENEFIT PLANS
Retirement Investment Plans
We have several employee retirement investment plans that, taken together, cover most of our full time employees. The Oceaneering Retirement Investment Plan is a 401(k) plan in which U.S. employees may participate by deferring a portion of their gross monthly salary and directing us to contribute the deferred amount to the plan. We match a portion of the employees' deferred compensation. Our contributions to the 401(k) plan were $18.4 million, $16.0 million and $14.5 million for the plan years ended December 31, 2013, 2012 and 2011, respectively. In 2013, we amended the plan to give plan participants the option to be paid directly, or through the plan within 90 days of the close of the plan year, for dividends of Oceaneering International, Inc. stock that the plan participants held within the plan. This change allowed us to realize a tax benefit from tax deductions in excess of financial statement expense of $0.9 million in 2013.
We also make matching contributions to other foreign employee savings plans similar in nature to a 401(k) plan. In 2013, 2012 and 2011, these contributions, principally related to plans associated with U.K. and Norwegian subsidiaries, were $17.4 million, $11.6 million and $9.6 million, respectively.
The Oceaneering International, Inc. Supplemental Executive Retirement Plan covers selected key management employees and executives, as approved by the Compensation Committee of our Board of Directors (the "Compensation Committee"). Under this plan, we accrue an amount determined as a percentage of the participant's gross monthly salary and the amounts accrued are treated as if they are invested in one or more investment vehicles pursuant to this plan. Expenses related to this plan during 2013, 2012 and 2011 were $3.4 million, $2.8 million and $3.4 million, respectively.
We have defined benefit plans covering some of our employees in the U.K. and Norway. There are no further benefits accruing under the U.K. plan, and the Norway plan is closed to new participants. The projected benefit obligations for both plans were

$30 million and $29 million, at December 31, 2013 and 2012, respectively, and the fair values of the plan assets (using Level 2 inputs) for both plans were $26 million and $24 million at December 31, 2013 and 2012, respectively.
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
In 2013, 2012 and 2011, the Compensation Committee granted awards of performance units under the Incentive Plan and a prior plan to certain of our key executives and employees, and our Board of Directors granted performance units under the Incentive Plan and a prior plan to our Chairman of the Board of Directors. The performance units awarded are scheduled to vest in full on the third anniversary of the award date, or pro rata over three years if the participant meets certain age and years of service requirements. The Compensation Committee and the Board of Directors have approved specific financial goals and measures (as defined in the Performance Award Goals and Measures), based on our cumulative cash flow from operations and a comparison of return on invested capital and cost of capital for each of the three-year periods ending December 31, 2015, 2014 and 2013 to be used as the basis for the final value of the performance units. The final value of each performance unit granted in 2013, 2012 and 2011 may range from $0 to $150. Upon vesting and determination of value, the value of the performance units will be payable in cash. Compensation expense related to the performance units was $22.9 million, $19.9 million and $18.8 million in 2013, 2012 and 2010, respectively. As of December 31, 2013, there were 434,375 performance units outstanding.
There has been no stock option activity after December 31, 2010.
During 2013, 2012 and 2011, the Compensation Committee granted restricted units of our common stock to certain of our key executives and employees. During 2013, 2012 and 2011, our Board of Directors granted restricted units of our common stock to our Chairman of the Board of Directors (our "Chairman") and restricted common stock to our other nonemployee directors. Over 60%, 50% and 50% of the grants made to our employees in 2013, 2012 and 2011, respectively, vest in full on the third anniversary of the award date, conditional upon continued employment. The remainder of the grants made to employees and all the grants made to our Chairman vest pro rata over three years, as these participants meet certain age and years-of-service requirements. For the grants to each of the participant employees and the Chairman, the participant will be issued a share of our common stock for the participant's vested restricted stock units at the earlier of three years or, if the participant vested earlier after meeting the age and service requirements, at termination of employment or service. The grants to our nonemployee directors vest in full on the first anniversary of the award date conditional upon continued service as a director, with one exception.  In February 2013, we granted shares of restricted common stock to a director who had given written notice of his intention to retire from our board of directors.  Those shares were to vest if his service continued until the election of directors at our annual meeting of shareholders in April 2013.  The director fulfilled that requirement by resigning concurrent with that election and the shares of restricted stock became vested. In April 2009, the Compensation Committee adopted a policy that Oceaneering will not provide U.S. federal income tax gross-up payments to any of its directors or executive officers in connection with future awards of restricted stock or stock units. This policy had no effect on existing change-in-control agreements with two of our executive officers or the existing service agreement with our Chairman, which provide for tax gross-up payments that could become applicable to such future awards in limited circumstances, such as following a change in control of Oceaneering. Since August 2010, there have been no outstanding awards that provide for tax gross-up payments. The tax benefit realized from tax deductions in excess of the financial statement expense of our restricted stock grants was $3.4 million, $2.5 million and $1.3 million in 2013, 2012 and 2011, respectively.

The following is a summary of our restricted stock and restricted stock unit activity for 2013, 2012 and 2011:

	Number	Weighted Average Fair Value	Aggregate Intrinsic Value
Balance at December 31, 2010	1,044,150	25.74
Granted	463,400	41.26
Issued	(379,952)	30.81	$15,563,000
Forfeited	(36,748)	27.77
Balance at December 31, 2011	1,090,850	30.49
Granted	337,575	55.98
Issued	(369,050)	20.03	$20,325,000
Forfeited	(27,803)	42.02
Balance at December 31, 2012	1,031,572	42.27
Granted	330,705	62.55
Issued	(376,078)	33.18	$23,904,000
Forfeited	(25,909)	52.72
Balance at December 31, 2013	960,290	$52.53

The restricted stock units granted in 2013, 2012 and 2011 carry no voting rights and no dividend rights. Each grantee of shares of restricted common stock is deemed to be the record owner of those shares during the restriction period, with the right to vote and receive any dividends on those shares.
Effective January 1, 2006, the unvested portions of our grants of restricted stock units were valued at their estimated fair values as of their respective grant dates. The grants in 2013, 2012 and 2011 were subject only to vesting conditioned on continued employment or service as a nonemployee director; therefore, these grants were valued at the grant date fair market value using the closing price of our stock on the New York Stock Exchange.
Compensation expense under the restricted stock plans was $16.7 million, $14.6 million and $11.1 million for 2013, 2012 and 2011, respectively. As of December 31, 2013, we had $14.4 million of future expense to be recognized related to our restricted stock unit plans over a weighted average remaining life of 1.7 years.

Post-Employment Benefit
In 2001, we entered into an agreement with our Chairman who was also then our Chief Executive Officer. That agreement was amended in 2006 and in 2008. Pursuant to the amended agreement, the Chairman relinquished his position as Chief Executive Officer in May 2006 and began his post-employment service period on December 31, 2006, which continued through August 15, 2011, during which service period the Chairman, acting as an independent contractor, agreed to serve as nonexecutive Chairman of our Board of Directors. The agreement provides the Chairman with post-employment benefits for ten years following August 15, 2011. The agreement also provides for medical coverage on an after-tax basis to the Chairman, his spouse and children for their lives. We recognized the net present value of the post-employment benefits over the expected service period. Our total accrued liabilities, current and long-term, under this post-employment benefit were $6.3 million and $6.8 million at December 31, 2013 and 2012, respectively.
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

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
(in thousands, except per share data)

	Year Ended December 31, 2013
Quarter Ended	March 31	June 30	Sept. 30	Dec. 31	Total
Revenue	$718,552	$820,372	$853,297	$894,798	$3,287,019
Gross profit	160,375	201,864	205,492	197,805	765,536
Income from operations	108,290	146,337	153,736	136,753	545,116
Net income	74,849	98,811	104,407	93,433	371,500
Diluted earnings per share	$0.69	$0.91	$0.96	$0.86	$3.42
Weighted average number of diluted shares outstanding	108,612	108,713	108,783	108,840	108,731
	Year Ended December 31, 2012
Quarter Ended	March 31	June 30	Sept. 30	Dec. 31	Total
Revenue	$594,893	$672,545	$734,217	$780,949	$2,782,604
Gross profit	123,303	161,158	170,869	172,528	627,858
Income from operations	75,987	110,047	123,813	118,750	428,597
Net income	51,455	72,554	84,406	80,602	289,017
Diluted earnings per share	$0.47	$0.67	$0.78	$0.74	$2.66
Weighted average number of diluted shares outstanding	108,761	108,663	108,500	108,558	108,617

Exhibit Index

			Registration or File Number	Form of Report	Report Date	Exhibit Number
*	3.01	Restated Certificate of Incorporation	1-10945	10-K	Dec. 2000	3.01
*	3.02	Certificate of Amendment to Restated Certificate of Incorporation	1-10945	8-K	May 2008	3.1
*	3.03	Amended and Restated Bylaws	1-10945	8-K	Dec. 2007	3.1
*	4.01	Specimen of Common Stock Certificate	1-10945	10-K	March 1993	4(a)
*	4.02	Credit Agreement, dated as of January 6, 2012, by and among Oceaneering International, Inc., Wells Fargo Bank, National Association, as administrative agent, issuing lender and swing line lender, and certain lenders party thereto.	1-10945	8-K	Jan. 2012	4.1
*	4.03	$200,000,000 Private Shelf Facility dated as of September 9, 2009 between Oceaneering International, Inc. and Prudential Investment Management, Inc.	1-10945	8-K	Sept. 2009	10.1
*	4.04	Letter Amendment No. 1 dated as of September 7, 2012 to the $200,000,000 Private Shelf Facility dated as of September 9, 2009 between Oceaneering International, Inc. and Prudential Investment Management, Inc.	1-10945	8-K	Sept. 2012	10.1
We and certain of our consolidated subsidiaries are parties to debt instruments under which the total amount of securities authorized does not exceed 10% of our total consolidated assets. Pursuant to paragraph 4(iii)(A) of Item 601(b) of Regulation S-K, we agree to furnish a copy of those instruments to the Securities and Exchange Commission on request.

*	10.01+	Defined Contribution Master Plan and Trust Agreement and Adoption Agreement for the Oceaneering International, Inc. Retirement Investment Plan	1-10945	10-K	Dec. 2009	10.01
*	10.02+	Amendments dated November 5 and December 14, 2010 to Oceaneering International, Inc. Retirement Investment Plan	1-10945	10-K	Dec. 2010	10.02
*	10.03+	Amended and Restated Service Agreement dated as of December 21, 2006 between Oceaneering and John R. Huff	1-10945	8-K	Dec. 2006	10.1
*	10.04+	Modification to Service Agreement dated as of December 21, 2006 between Oceaneering and John R. Huff	1-10945	8-K	Dec. 2008	10.9
*	10.05+	Trust Agreement dated as of May 12, 2006 between Oceaneering and United Trust Company, National Association	1-10945	8-K	May 2006	10.2
*	10.06+	First Amendment to Trust Agreement dated as of May 12, 2006 between Oceaneering International, Inc. and Bank of America National Association, as successor trustee	1-10945	8-K	Dec. 2008	10.10
*	10.07+	Oceaneering International, Inc. Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2009	1-10945	8-K	Dec. 2008	10.5
*	10.08+	Amended and Restated Oceaneering International, Inc. Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2000 (for Internal Revenue Code Section 409A-grandfathered benefits)	1-10945	8-K	Dec. 2008	10.6
*	10.09+	Change-of-Control Agreements dated as of November 16, 2001 between Oceaneering and M. Kevin McEvoy and Marvin J. Migura	1-10945	10-K	Dec. 2001	10.06
*	10.10+	Form of First Amendment to Change-of-Control Agreement with M. Kevin McEvoy and Marvin J. Migura	1-10945	8-K	Dec. 2008	10.7

*	10.11+	Form of Change of Control Agreement	1-10945	8-K	May 2011	10.5
*	10.12+	Form of Indemnification Agreement between Oceaneering and each of its Directors and Executive Officers	1-10945	10-K	Dec. 2001	10.12
	10.13+	Oceaneering International, Inc. 2013 Cash Bonus Award Program
*	10.14+	2010 Incentive Plan	333-166612	S-8	May 2010	4.6
*	10.15+	Form of 2011 Employee Restricted Stock Unit Agreement for Executive Officers	1-10945	8-K	Feb. 2011	10.1
*	10.16+	Form of 2011 Chairman Restricted Stock Unit Agreement for John R. Huff	1-10945	8-K	Feb. 2011	10.3
*	10.17+	Form of 2011 Performance Unit Agreement for Executive Officers	1-10945	8-K	Feb. 2011	10.2
*	10.18+	Form of 2011 Chairman Performance Unit Agreement for John R. Huff	1-10945	8-K	Feb. 2011	10.4
*	10.19+	2011 Performance Award: Goals and Measures, relating to the form of 2011 Performance Unit Agreement for Executive Officers and 2011 Chairman Performance Unit Agreement	1-10945	8-K	Feb. 2011	10.5
*	10.20+	Form of 2011 Nonemployee Director Restricted Stock Agreement for Jerold J. DesRoche, David S. Hooker, D. Michael Hughes and Harris J. Pappas	1-10945	8-K	Feb. 2011	10.6
*	10.21+	Form of Supplemental 2011 Restricted Stock Unit Agreement	1-10945	8-K	May 2011	10.1
*	10.22+	Form of Supplemental 2011 Performance Unit Agreement	1-10945	8-K	May 2011	10.2
*	10.23+	2011 Performance Award: Goals and Measures, relating to the form of Supplemental 2011 Performance Unit Agreement	1-10945	8-K	May 2011	10.3
*	10.24+	Form of 2012 Employee Restricted Stock Unit Agreement for Executive Officers	1-10945	8-K	Feb. 2012	10.1
*	10.25+	Form of 2012 Chairman Restricted Stock Unit Agreement for John R. Huff	1-10945	8-K	Feb. 2012	10.3
*	10.26+	Form of 2012 Performance Unit Agreement for Executive Officers	1-10945	8-K	Feb. 2012	10.2
*	10.27+	Form of 2012 Chairman Performance Unit Agreement for John R. Huff	1-10945	8-K	Feb. 2012	10.4
*	10.28+	2012 Performance Award: Goals and Measures, relating to the form of 2012 Performance Unit Agreement for its executive officers and 2012 Chairman Performance Unit Agreement	1-10945	8-K	Feb. 2012	10.5
*	10.29+	Form of 2012 Nonemployee Director Restricted Stock Agreement for T. J. Collins, Jerold J. DesRoche, David S. Hooker, D. Michael Hughes, Paul B. Murphy, Jr. and Harris J. Pappas	1-10945	8-K	Feb. 2012	10.6
*	10.30+	Form of Indemnification Agreement	1-10945	8-K	May 2011	10.4
*	10.31+	Form of 2013 Employee Restricted Stock Unit Agreement for Executive Officers	1-10945	8-K	Feb. 2013	10.1
*	10.32+	Form of 2013 Chairman Restricted Stock Unit Agreement for John R. Huff	1-10945	8-K	Feb. 2013	10.3
*	10.33+	Form of 2013 Performance Unit Agreement for Executive Officers	1-10945	8-K	Feb. 2013	10.2
*	10.34+	Form of 2013 Chairman Performance Unit Agreement for John R. Huff	1-10945	8-K	Feb. 2013	10.4

*	10.35+	2013 Performance Award: Goals and Measures, relating to the form of 2013 Performance Unit Agreement for its executive officers and 2013 Chairman Performance Unit Agreement	1-10945	8-K	Feb. 2013	10.5
*	10.36+	Form of 2013 Nonemployee Director Restricted Stock Agreement for T. J. Collins, Jerold J. DesRoche, D. Michael Hughes, Paul B. Murphy, Jr. and Harris J. Pappas	1-10945	8-K	Feb. 2013	10.6
*	10.37+	Form of 2013 Nonemployee Director Restricted Stock Agreement for David S. Hooker	1-10945	8-K	Feb. 2013	10.7
	21.01	Subsidiaries of Oceaneering
	23.01	Consent of Independent Registered Public Accounting Firm
	31.01	Rule 13a – 14(a)/15d – 14(a) certification of principal executive officer
	31.02	Rule 13a – 14(a)/15d – 14(a) certification of principal financial officer
	32.01	Section 1350 certification of principal executive officer
	32.02	Section 1350 certification of principal financial officer
	101.INS	XBRL Instance Document
	101.SCH	XBRL Taxonomy Extension Schema Document
	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
	101.LAB	XBRL Taxonomy Extension Label Linkbase Document
	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

	*	Exhibit previously filed with the Securities and Exchange Commission, as indicated, and incorporated herein by reference.
	+	Management contract or compensatory plan or arrangement.