Form 10-Q
period 2014-03-31
OCEANEERING INTERNATIONAL INC
filed 2014-04-30
CIK 73756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
☐ Yes    ☑ No
Number of shares of Common Stock outstanding as of April 18, 2014: 108,001,960

Oceaneering International, Inc.
Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	Mar 31, 2014	Dec 31, 2013
(in thousands, except share data)
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$106,339	$91,430
Accounts receivable, net of allowances for doubtful accounts of $4,453 and $4,168	785,089	768,842
Inventory	437,873	441,789
Other current assets	126,938	131,214
Total Current Assets	1,456,239	1,433,275
Property and Equipment, at cost	2,489,805	2,380,888
Less accumulated depreciation	1,244,307	1,191,789
Net Property and Equipment	1,245,498	1,189,099
Other Assets:
Goodwill	347,909	344,018
Investments in unconsolidated affiliates	36,403	37,462
Other non-current assets	126,564	124,646
Total Other Assets	510,876	506,126
Total Assets	$3,212,613	$3,128,500
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$143,323	$129,632
Accrued liabilities	469,856	516,628
Income taxes payable	82,262	80,828
Total Current Liabilities	695,441	727,088
Long-term Debt	90,000	—
Other Long-term Liabilities	336,812	357,972
Commitments and Contingencies
Shareholders’ Equity:
Common Stock, par value $0.25 per share; 180,000,000 shares authorized; 110,834,088 shares issued	27,709	27,709
Additional paid-in capital	214,376	222,402
Treasury stock; 2,832,355 and 2,636,644 shares, at cost	(102,259)	(75,736)
Retained earnings	1,989,026	1,921,642
Accumulated other comprehensive income	(38,492)	(52,577)
Total Shareholders' Equity	2,090,360	2,043,440
Total Liabilities and Shareholders' Equity	$3,212,613	$3,128,500
The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended March 31,
(in thousands, except per share data)	2014	2013
Revenue	$840,201	$718,552
Cost of services and products	650,710	558,177
Gross Margin	189,491	160,375
Selling, general and administrative expense	56,629	52,085
Income from Operations	132,862	108,290
Interest income	79	190
Interest expense	(411)	(763)
Equity earnings (losses) of unconsolidated affiliates	(36)	161
Other income (expense), net	294	1,390
Income before Income Taxes	132,788	109,268
Provision for income taxes	41,563	34,419
Net Income	$91,225	$74,849
Cash Dividends declared per Share	$0.22	$0.18
Basic Earnings per Share	$0.84	$0.69
Diluted Earnings per Share	$0.84	$0.69
The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended March 31,
	2014	2013
Net Income	$91,225	$74,849

Other comprehensive income, net of tax:

Foreign currency translation adjustments	14,085	(38,500)

Total other comprehensive income	14,085	(38,500)

Total Comprehensive Income	$105,310	$36,349

The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
(in thousands)	2014	2013
Cash Flows from Operating Activities:
Net income	$91,225	$74,849
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	53,351	49,852
Deferred income tax provision	7,102	1,911
Net gain on sales of property and equipment	(1,305)	(1)
Noncash compensation	5,096	4,487
Distributions of accumulated earnings of unconsolidated affiliates	—	363
Excluding the effects of acquisitions, increase (decrease) in cash from:
Accounts receivable	(16,247)	48,192
Inventory	3,916	(23,727)
Other operating assets	(12,737)	92
Currency translation effect on working capital	6,291	(10,431)
Current liabilities	(40,201)	(24,817)
Other operating liabilities	(14,137)	(9)
Total adjustments to net income	(8,871)	45,912
Net Cash Provided by Operating Activities	82,354	120,761
Cash Flows from Investing Activities:
Purchases of property and equipment	(104,038)	(94,177)
Distributions of capital from unconsolidated affiliates	1,024	1,184
Dispositions of property and equipment	1,593	24
Net Cash Used in Investing Activities	(101,421)	(92,969)
Cash Flows from Financing Activities:
Net proceeds (payments) of revolving credit facility	90,000	(4,000)
Excess tax benefits from employee benefit plans	3,083	3,124
Payments of dividends	(23,841)	(19,475)
Repurchases of treasury stock	(35,266)	—
Net Cash Provided by (Used in) Financing Activities	33,976	(20,351)
Net Increase in Cash and Cash Equivalents	14,909	7,441
Cash and Cash Equivalents—Beginning of Period	91,430	120,549
Cash and Cash Equivalents—End of Period	$106,339	$127,990
The accompanying Notes are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    SUMMARY OF MAJOR ACCOUNTING POLICIES

Basis of Presentation. We have prepared these unaudited consolidated financial statements pursuant to instructions for quarterly reports on Form 10-Q, which we are required to file with the U.S. Securities and Exchange Commission. These financial statements do not include all information and footnotes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). These financial statements reflect all adjustments that we believe are necessary to present fairly our financial position at March 31, 2014 and our results of operations and cash flows for the periods presented. Except as otherwise disclosed herein, all such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in our annual report on Form 10-K for the year ended December 31, 2013. The results for interim periods are not necessarily indicative of annual results.
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
We capitalize interest on assets where the construction period is anticipated to be more than three months. We capitalized $0.1 million of interest in the three-month period ended March 31, 2014 and no interest in 2013. We do not allocate general administrative costs to capital projects.
Business Acquisitions. We account for business combinations using the acquisition method of accounting, and we allocate the acquisition price to the assets acquired and liabilities assumed based on their fair market values at the date of acquisition.
Goodwill and Intangible Assets. In our annual evaluation of goodwill for impairment, we first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, we determine it is more likely than not that the fair value of a reporting unit is not less than its carrying amount, performing the two-step impairment test is unnecessary. However, if we conclude otherwise, then we are required to perform the first step of the two-step impairment test. We tested the goodwill attributable to each of our reporting units for impairment as of December 31, 2013 and concluded that there was no impairment.
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

2.    INVENTORY
The following is information regarding our inventory:

(in thousands)	Mar 31, 2014	Dec 31, 2013
Inventory:
Remotely operated vehicle parts and components	$196,411	$190,403
Other, primarily raw materials	241,462	251,386
Total	$437,873	$441,789

3.    DEBT
Long-term Debt consisted of the following:

(in thousands)	Mar 31, 2014	Dec 31, 2013
Revolving credit facility	$90,000	$—
Long-term Debt	$90,000	$—

We have a credit agreement with a group of banks (the "Credit Agreement"). The Credit Agreement provides for a five-year, $300 million revolving credit facility, and is scheduled to expire on January 6, 2017. Subject to certain conditions, the aggregate commitments under the facility may be increased by up to $200 million by obtaining additional commitments from existing and/or new lenders. Borrowings under the facility may be used for working capital and general corporate purposes. We pay commitment fees, which are included as interest expense on our consolidated financial statements, on the unused portion of the facility. Revolving borrowings under the facility bear interest at an adjusted base rate or the Eurodollar Rate (as defined in the agreement), at our option, plus an applicable margin. Depending on our debt to capitalization ratio, the applicable margin varies: (1) in the case of adjusted base rate advances, from 0.125% to 0.750%; and (2) in the case of eurodollar advances, from 1.125% to 1.750%. The adjusted base rate is the greater of (1) the per annum rate established by the administrative agent as its prime rate, (2) the federal funds rate plus 0.50% and (3) the one-month Eurodollar Rate plus 1%.

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

The carrying values of cash and cash equivalents approximate their fair values due to the short-term maturity of those instruments. Accounts receivable are generated from a broad group of customers, primarily from within the energy industry, which is our major source of revenue. Due to their short-term nature, carrying values of our accounts receivable and accounts payable approximate fair market values. We had borrowings of $90 million at March 31, 2014 under the Credit Agreement. Due to the short-term nature of the associated interest rate periods, the carrying value of our debt under the Credit Agreement approximates its fair value. Our debt is classified as Level 2 in the fair value hierarchy under U.S. GAAP (inputs other than quoted prices in active markets for similar assets and liabilities that are observable or can be corroborated by observable market data for substantially the full term for the assets or liabilities).

In the fourth quarter of 2013, we began to experience delays in payment from OGX Petróleo e Gás S.A. ("OGX"), a customer in Brazil. The parent company of OGX missed making an interest payment on its bonds and, on October 30, 2013, OGX and its parent filed for a restructuring process under Brazilian law, which grants the filer judicial protection from creditors while a restructuring plan is developed for approval. As of March 31, 2014, we had accounts receivable due from OGX of approximately $3.8 million related to operations prior to the restructuring filing. This amount had not been paid by April 30, 2014, and we have set up an allowance for doubtful accounts for the entire amount, primarily in the fourth quarter of 2013. At this time, we cannot predict the ultimate outcome of this situation and whether or to what extent we will collect our accounts receivable from OGX.

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

	Three Months Ended March 31,
(in thousands)	2014	2013
Basic shares outstanding	108,170	108,037
Effect of restricted stock units	554	575
Diluted shares outstanding	108,724	108,612
We had been paying a quarterly cash dividend of $0.22 per share to our common shareholders since the second quarter of 2013. In April 2014, our Board of Directors increased our dividend to $0.27 per share, commencing with the dividend to be paid in June 2014.
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
For each of the restricted stock units granted in 2012 through 2014, at the earlier of three years after grant or at termination of employment or service, the grantee will be issued a share of our common stock for each common stock unit vested. As of March 31, 2014 and December 31, 2013, totals of 854,704 and 960,290 shares of restricted stock or restricted stock units were outstanding.
We estimate that stock-based compensation cost not yet recognized related to shares of restricted stock or restricted stock units, based on their grant-date fair values, was $30 million at March 31, 2014. This expense is being recognized on a staged-vesting basis over three years for awards attributable to individuals meeting certain age and years-of-service requirements, and on a straight-line basis over the applicable vesting period of one or three years for the other awards.
Share Repurchase Plan. In February 2010, our Board of Directors approved a plan to repurchase up to 12 million shares of our common stock. Under this plan, we had repurchased 3.6 million shares of our common stock for $122 million through March 31, 2014. We repurchased 500,000 shares for $35 million during the three months ended March 31, 2014. We account for the shares we hold in treasury under the cost method, at average cost.

6.    INCOME TAXES

During interim periods, we provide for income taxes based on our current estimated annual effective tax rate using assumptions as to (1) earnings and other factors that would affect the tax provision for the remainder of the year and (2) the operations of foreign branches and subsidiaries that are subject to local income and withholding taxes. We conduct business through several foreign subsidiaries and, although we expect our consolidated operations to be profitable, there is no assurance that profits will be earned in entities or jurisdictions that have net operating loss carryforwards available. The primary difference between our effective tax rates of 31.3% in the in the three-month period ended March 31, 2014 and 31.5% in the three-month period ended March 31, 2013 and the federal statutory rate of 35% reflects our intention to indefinitely reinvest in certain of our international operations. Therefore, we do not provide for U.S. taxes on that portion of our foreign earnings.
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
We account for any applicable interest and penalties on uncertain tax positions as a component of our provision for income taxes on our financial statements. Including associated foreign tax credits and penalties and interest, we have accrued a net total of $7.0 million in the caption "other long-term liabilities" on our balance sheet for unrecognized tax benefits at March 31, 2014. All additions or reductions to those liabilities would affect our effective income tax rate in the periods of change.

Our tax returns are subject to audit by taxing authorities in multiple jurisdictions. These audits often take years to complete and settle. The following lists the earliest tax years open to examination by tax authorities where we have significant operations:

Jurisdiction	Periods
United States	2010
United Kingdom	2010
Norway	2003
Angola	2009
Brazil	2008
Australia	2010

7.    BUSINESS SEGMENT INFORMATION

We are a global oilfield provider of engineered services and products, primarily to the offshore oil and gas industry, with a focus on deepwater applications. Through the use of our applied technology expertise, we also serve the defense, entertainment and aerospace industries. Our Oilfield business consists of Remotely Operated Vehicles ("ROVs"), Subsea Products, Subsea Projects and Asset Integrity. Our ROV segment provides submersible vehicles operated from the surface to support offshore oil and gas exploration, development and production activities. Our Subsea Products segment supplies a variety of hardware and related services. Our Subsea Projects segment provides multiservice subsea support vessels and oilfield diving and support vessel operations, primarily for inspection, maintenance and repair and installation activities. We also operate and maintain offshore and onshore oil and gas production facilities, provide subsea engineering services, and operate an offshore logistics supply base in Australia. Our Asset Integrity segment provides asset integrity management and assessment services and nondestructive testing and inspection. Our Advanced Technologies business provides project management, engineering services and equipment for applications in non-oilfield markets. Unallocated Expenses are those not associated with a specific business segment. These consist of expenses related to our incentive and deferred compensation plans, including restricted stock and bonuses, as well as other general expenses, including corporate administrative expenses.
There are no differences in the basis of segmentation or in the basis of measurement of segment profit or loss from those used in our consolidated financial statements for the year ended December 31, 2013.

The table that follows presents Revenue and Income from Operations by business segment for each of the periods indicated.

	Three Months Ended
(in thousands)	Mar 31, 2014	Mar 31, 2013	Dec 31, 2013
Revenue
Oilfield
Remotely Operated Vehicles	$255,819	$229,628	$254,958
Subsea Products	260,010	214,005	292,100
Subsea Projects	138,190	88,455	159,658
Asset Integrity	124,159	114,849	123,673
Total Oilfield	778,178	646,937	830,389
Advanced Technologies	62,023	71,615	64,409
Total	$840,201	$718,552	$894,798
Income from Operations
Oilfield
Remotely Operated Vehicles	$76,740	$65,835	$72,209
Subsea Products	54,516	42,779	64,474
Subsea Projects	20,537	11,620	27,555
Asset Integrity	14,085	12,339	9,892
Total Oilfield	165,878	132,573	174,130
Advanced Technologies	2,955	8,676	(287)
Unallocated Expenses	(35,971)	(32,959)	(37,090)
Total	$132,862	$108,290	$136,753
We determine income from operations for each business segment before interest income or expense, other income (expense) and provision for income taxes. We do not consider an allocation of these items to be practical. Our equity earnings of unconsolidated affiliates is part of our Subsea Projects segment.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements we make in this quarterly report on Form 10-Q are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements include, without limitation, statements regarding our expectations about:

•
second quarter of 2014 and the full year of 2014 operating results and earnings per share, and the contributions from our segments to those results (including anticipated margin and utilization information and the equity earnings from unconsolidated affiliates);

•	demand growth and business activity levels;

•
our plans for future operations (including planned additions to our remotely operated vehicle ("ROV") fleet, our intent regarding the new multiservice subsea support vessel scheduled for delivery in 2016, and other capital expenditures);

•	our future cash flows;

•	the adequacy of our liquidity and capital resources;

•	our expectations regarding shares repurchased under our share repurchase plan;

•	our anticipated tax rates and underlying assumptions;

•	seasonality; and

•	industry conditions.

These forward-looking statements are subject to various risks, uncertainties and assumptions, including those we have referred to under the headings "Risk Factors" and "Cautionary Statement Concerning Forward-Looking Statements" in Part I of our annual report on Form 10-K for the year ended December 31, 2013. Although we believe that the expectations reflected in such forward-looking statements are reasonable, because of the inherent limitations in the forecasting process, as well as the relatively volatile nature of the industries in which we operate, we can give no assurance that those expectations will prove to have been correct. Accordingly, evaluation of our future prospects must be made with caution when relying on forward-looking information.

The following discussion should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our annual report on Form 10-K for the year ended
December 31, 2013.

Executive Overview

We expect our 2014 diluted earnings per share to be in the range of $3.90 to $4.10, as compared to our 2013 diluted earnings per share of $3.42, with continued global demand growth for our services and products to support deepwater drilling, field development, and inspection, maintenance and repair activities. We believe our operating income will be higher in 2014 than 2013 for each of our Oilfield business operating segments, notably:

•	ROVs on greater service demand to support drilling and vessel-based projects;

•	Subsea Products on higher demand for all our major product lines; and

•	Subsea Projects on a growth in deepwater intervention service activity.

We expect to add approximately 30 to 35 ROVs in 2014, including the 14 we added in the first quarter.

We forecast our second quarter 2014 diluted earnings per share to be in the range of $0.97 to $1.01. For the second quarter, we anticipate operating income increases over the first quarter from each of our operating business segments, particularly Subsea Products from increased demand for tooling and subsea work systems.

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

Critical Accounting Policies and Estimates

For information about our Critical Accounting Policies and Estimates, please refer to the discussion in our annual report on Form 10-K for the year ended December 31, 2013 under the heading "Critical Accounting Policies and Estimates" in Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

We consider our liquidity and capital resources to be adequate to support our existing operations and capital commitments. At March 31, 2014, we had working capital of $761 million, including $106 million of cash and cash equivalents. Additionally, we had $210 million of borrowing capacity available under our revolving credit facility. We believe our cash provided from operating activities will exceed our capital expenditures and dividend payments in 2014.

Our capital expenditures were $104 million during the first quarter of 2014, as compared to $94 million during the corresponding quarter of last year. Of the $104 million, $57 million was invested in our ROV segment and $30 million was invested in our Subsea Products segment. We added 14 new ROVs to our fleet during the quarter ended March 31, 2014 and retired four, resulting in a total of 314 ROVs in our ROV segment fleet. We plan to add approximately 16 to 21 more new ROVs during the rest of 2014. Our capital expenditures in the quarter ended March 31, 2013 included $70 million invested in our ROV segment. We estimate our capital expenditures for 2014 will be approximately $450 million, with approximately $225 million for upgrading and adding vehicles to our ROV fleet, $120 million for enhancing our Subsea Products capabilities and $65 million for Subsea Projects, largely for construction progress payments for the new multiservice subsea support vessel discussed below, which is scheduled for delivery by the end of the first quarter of 2016.

We have chartered a multiservice subsea support vessel, the Ocean Intervention III, for a term that extends to January 2015, with annual extension options for up to two additional years. The Ocean Intervention III is working under our contract for field support vessel services offshore Angola. We have chartered the multiservice subsea support vessel Bourbon Oceanteam 101 to February 2015, with annual extension options for up to two additional years, to work on the same contract. Each of those vessels has been outfitted with two of our high specification work-class ROVs.

We also chartered an additional multiservice subsea support vessel, the Olympic Intervention IV, for an initial five-year term that ended in July 2013, with one two-year and three one-year extension options. We have extended the charter to July 2016 by exercising a one-year option and a two-year option. We have outfitted this vessel with two of our high specification work-class ROVs, and we are using this vessel to perform subsea hardware installation and inspection, maintenance and repair projects in the U.S. Gulf of Mexico.

In October 2012, we entered into a five-year charter with five one-year extension options for the use of the Cade Candies, a Jones Act-compliant multiservice subsea support vessel. The charter commenced during March 2013. We have renamed the vessel Ocean Alliance and have outfitted the vessel with two of our high specification work-class ROVs. We are using this vessel in the U.S. Gulf of Mexico to perform subsea hardware installation and inspection, maintenance and repair projects.

In December 2013, we commenced a three-year charter for the Normand Flower, a multiservice subsea support vessel. We have made modifications to the vessel, including reconfiguration to accommodate two of our high specification work-class ROVs. We are using the vessel in the U.S. Gulf of Mexico to perform subsea hardware installation and inspection, maintenance and repair projects. We have options to extend the charter for up to three additional years.

During the third quarter of 2013, we signed an agreement with a shipyard for the construction of a new multiservice subsea support vessel. We expect delivery of that vessel by the end of the first quarter of 2016. Our cash payments for the vessel will be spread over the construction period. We intend for the vessel to be Jones Act-compliant. We expect the vessel to have an overall length of 353 feet, a Class 2 dynamic positioning system, accommodations for 110 personnel, a helideck, a 250 ton active heave-compensated crane, and a working moonpool. We expect to outfit the vessel with two of our high specification work-class ROVs. The vessel will also be equipped with a satellite communications system capable of transmitting streaming video for real-time work observation by shore personnel. We anticipate the vessel will be used to augment our ability to provide subsea hardware installation and inspection, maintenance and repair services in the ultra-deep waters of the U.S. Gulf of Mexico.

At March 31, 2014, we had $90 million of long-term debt outstanding and $210 million available on our revolving credit facility provided under a credit agreement with a group of banks (the "Credit Agreement"). The Credit Agreement provides for a five-year, $300 million revolving credit facility, and is scheduled to expire in January 2017. Subject to certain conditions, the aggregate commitments under the facility may be increased by up to $200 million by obtaining additional commitments from existing and/or new lenders. Borrowings under the facility may be used for working capital and general corporate purposes. Revolving borrowings under the facility bear interest at an adjusted base rate or the Eurodollar Rate (as defined in the agreement), at our option, plus an applicable margin. Depending on our debt to capitalization ratio, the applicable margin varies: (1) in the case of adjusted base rate advances, from 0.125% to 0.750%; and (2) in the case of eurodollar advances, from 1.125% to 1.750%. The adjusted base rate is the greater of (1) the per annum rate established by the administrative agent as its prime rate, (2) the federal funds rate plus 0.50% and (3) the one-month Eurodollar Rate plus 1%.

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

Our principal source of cash from operating activities is our net income, adjusted for the non-cash effects of depreciation and amortization, deferred income taxes and noncash compensation under our share-based compensation plans. Our $82 million and $121 million of cash provided from operating activities in the quarters ended March 31, 2014 and 2013, respectively, were principally affected by cash increases (decreases) of:

•	$(16) million and $48 million, respectively, from changes in accounts receivable;

•	$4 million and $(24) million, respectively, from changes in inventory; and

•	$(40) million and $(25) million, respectively, from changes in current liabilities.

The cash provided through the change in accounts receivable in 2013 was the result of better collections from customers and lower revenue than the immediately preceding quarter. Our average collection time from customers was higher in the quarter ended March 31, 2014 than that of the immediately preceding quarter, resulting in the cash decrease from changes in accounts receivable in 2014. The increase in inventory levels in 2013 reflected our preparations to meet the requirements of our higher Subsea Products backlog. The decreases in cash related to changes in current liabilities reflect payments we generally make in the first quarter of each year associated with prior year accrued employee bonuses and payments for employee vestings under long-term incentive plans.

In the quarter ended March 31, 2014, we used $101 million of cash in investing activities. The cash used in investing activities related to the capital expenditures described above. We generated $34 million from financing activities, which included net borrowings under our revolving credit facility of $90 million less uses of cash for repurchases of 500,000 shares of treasury stock for $35 million and the payment of cash dividends of $24 million. In the quarter ended March 31, 2013, we used $93 million of cash in investing activities. The cash used in investing activities was used for the capital expenditures described above. In the quarter ended March 31, 2013, we used $20 million of cash in financing activities, which included net payments of $4.0 million related to our revolving credit facility and the payment of cash dividends of $19 million.

We have not guaranteed any debt not reflected on our consolidated balance sheet, and we do not have any off-balance sheet arrangements, as defined by SEC rules.

In February 2010, our Board of Directors approved a plan to repurchase up to 12 million shares of our common stock. Under this plan, we had repurchased 3.6 million shares of our common stock for $122 million through March 31, 2014. We repurchased 500,000 shares during the quarter ended March 31, 2014 for $35 million. We account for the shares we hold in treasury under the cost method, at average cost. The timing and amount of any future repurchases will be determined by our management. We expect that any additional shares repurchased under the plan will be held as treasury stock for future use. The plan does not obligate us to repurchase any particular number of shares.

We had been paying a quarterly cash dividend of $0.22 per share to our common shareholders since the second quarter of 2013. In April 2014, our Board of Directors increased our dividend to $0.27 per share, commencing with the dividend to be paid in June 2014.

Results of Operations

We operate in five business segments. The segments are contained within two businesses — services and products provided to the oil and gas industry ("Oilfield") and all other services and products ("Advanced Technologies"). Our Unallocated Expenses are those not associated with a specific business segment.

Consolidated revenue and profitability information is as follows:

	Three Months Ended
(dollars in thousands)	Mar 31, 2014	Mar 31, 2013	Dec 31, 2013
Revenue	$840,201	$718,552	$894,798
Gross Margin	189,491	160,375	197,805
Gross Margin %	23%	22%	22%
Operating Income	132,862	108,290	136,753
Operating Income %	16%	15%	15%

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

Oilfield

The following table sets forth the revenues and margins for our Oilfield business segments for the periods indicated. In the ROV section of the table that follows, "Days available" includes all days from the first day that an ROV is placed into service until the ROV is retired. All days during this period are considered available days, including periods when an ROV is undergoing maintenance or repairs. Our ROVs do not have scheduled maintenance or repair that requires significant time when the ROVs are not available for utilization.

	Three Months Ended
(dollars in thousands)	Mar 31, 2014	Mar 31, 2013	Dec 31, 2013
Remotely Operated Vehicles
Revenue	$255,819	$229,628	$254,958
Gross Margin	87,190	76,154	86,504
Operating Income	76,740	65,835	72,209
Operating Income %	30%	29%	28%
Days available	27,851	26,215	27,535
Days utilized	23,869	21,704	23,868
Utilization	86%	83%	87%

Subsea Products
Revenue	260,010	214,005	292,100
Gross Margin	75,129	62,345	85,576
Operating Income	54,516	42,779	64,474
Operating Income %	21%	20%	22%
Backlog at end of period	894,000	776,000	906,000

Subsea Projects
Revenue	138,190	88,455	159,658
Gross Margin	24,409	14,921	31,854
Operating Income	20,537	11,620	27,555
Operating Income %	15%	13%	17%

Asset Integrity
Revenue	124,159	114,849	123,673
Gross Margin	21,866	19,039	17,194
Operating Income	14,085	12,339	9,892
Operating Income %	11%	11%	8%

Total Oilfield
Revenue	$778,178	$646,937	$830,389
Gross Margin	208,594	172,459	221,128
Operating Income	165,878	132,573	174,130
Operating Income %	21%	20%	21%

In general, our Oilfield business focuses on supplying services and products to the deepwater sector of the offshore market. We are the world's largest provider of ROV services, and this business segment typically is the largest contributor to our Oilfield business operating income.

Our ROV segment revenue reflects the utilization percentages, fleet sizes and average pricing of the respective periods. Our operating income increased in the quarter ended March 31, 2014 compared to the corresponding quarter of the prior year from higher demand in most of our operating areas, most notably in the U.S. Gulf of Mexico and offshore Africa and Southeast Asia. Our ROV operating income was higher than the immediately preceding quarter, principally due to the $3.3 million charge we incurred in the immediately preceding quarter to record an allowance for doubtful accounts related to a customer in Brazil that filed for restructuring under Brazilian bankruptcy law. We expect our full-year 2014 ROV operating income to exceed that of 2013, due to increases in fleet size and days on hire. We expect to add approximately 30 to 35 ROVs in 2014, including the 14 we added in the first quarter. We retired four ROVs in the quarter ended March 31, 2014, and we currently expect to retire, on average, 4% to 5% of our fleet on an annual basis. Compared to 2013, in 2014 we expect ROV operating income to increase on greater demand for both drilling and vessel-based services. In 2014, we anticipate having total fleet utilization of approximately 85%, and having a segment operating margin of 29% to 30%.

Compared to the corresponding quarter of 2013, our Subsea Products operating income in the first quarter of 2014 improved on increased demand for subsea hardware and increased umbilical throughput. Our Subsea Products revenue and operating income were lower than the immediately preceding quarter due to project timing. Our Subsea Products backlog was $894 million at March 31, 2014 compared to $906 million at December 31, 2013. We believe Subsea Products operating income will be higher in 2014 compared to 2013 from improved results in all our major product lines. We expect our 2014 operating margin for Subsea Products to be in the range of 19% to 21%.

Our Subsea Projects revenue and operating income was higher in the quarter ended March 31, 2014 than the corresponding quarter of the prior year due to: (1) installation activity, the availability of the Normand Flower from December 2013, and increased use of the Ocean Alliance in the U.S. Gulf of Mexico, and (2) additional deepwater vessel activity offshore Angola. Our revenue and operating income for Subsea Projects decreased compared to the immediately preceding quarter on lower demand offshore Angola and weaker results in Australia. We expect higher Subsea Projects operating income in 2014 compared to 2013 on growth in deepwater service activity.

For the quarter ended March 31, 2014, our Asset Integrity revenue and operating income improved over the corresponding quarter of the prior year from higher service demand in the Middle East and the Caspian Sea area. Asset Integrity operating income in the quarter ended March 31, 2014 was higher than that of the immediately preceding quarter, as we recognized additional expenses in the immediately preceding quarter for asset writeoffs and to accrue for past service obligations related to employees of AGR Field Operations Holdings AS and subsidiaries, which we acquired in December 2011. In 2014, we expect Asset Integrity to generate higher operating income than 2013 on increased service revenue in most of the geographic areas in which we operate, with a slight improvement in operating margin.

Advanced Technologies

Revenue and margin information was as follows:

	Three Months Ended
(dollars in thousands)	Mar 31, 2014	Mar 31, 2013	Dec 31, 2013
Revenue	$62,023	$71,615	$64,409
Gross Margin	7,727	13,308	5,153
Operating Income	2,955	8,676	(287)
Operating Income %	5%	12%	—%

Advanced Technologies operating income in the quarter ended March 31, 2014 decreased from the corresponding quarter of the prior year due to reductions in theme park project work and U.S. Navy submarine maintenance and engineering service activity. Advanced Technologies operating income for the first quarter of 2014 was higher than that of the immediately preceding quarter on increases in U.S. Navy and NASA work and better execution on entertainment projects. For 2014, we expect Advanced Technologies operating income to approximate that of 2013.

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

The following table sets forth our Unallocated Expenses for the periods indicated.

	Three Months Ended
(dollars in thousands)	Mar 31, 2014	Mar 31, 2013	Dec 31, 2013
Gross margin expenses	$26,830	$25,392	$28,476
Operating income expenses	35,971	32,959	37,090
% of revenue	4%	5%	4%

The increase in operating expenses in the quarter ended March 31, 2014 compared to the corresponding quarter of the prior year were due to higher incentive compensation expenses. For 2014, we expect our unallocated expenses to increase at a slightly lower rate than our revenue growth.

Other

The following table sets forth our significant financial statement items below the income from operations line.

	Three Months Ended
(in thousands)	Mar 31, 2014	Mar 31, 2013	Dec 31, 2013
Interest income	$79	$190	$82
Interest expense	(411)	(763)	(27)
Equity earnings (losses) of unconsolidated affiliates	(36)	161	24
Other income (expense), net	294	1,390	(433)
Provision for income taxes	41,563	34,419	42,966

In addition to interest on borrowings, interest expense includes fees for lender commitments under our revolving credit agreement and fees for standby letters of credit and bank guarantees that banks issue on our behalf for performance bonds, bid bonds and self-insurance requirements.

Our equity earnings (losses) of unconsolidated affiliates consists of earnings (losses) from our 50% equity interest in Medusa Spar LLC, which owns a 75% interest in the Medusa Spar production platform in the U.S. Gulf of Mexico. Medusa Spar LLC earns revenue on a tariff basis on oil and gas production throughput processed by the platform from the Medusa field and other surrounding areas. We expect our equity earnings of unconsolidated affiliates to decrease in 2014 from that of 2013 due to production declines from the existing connected wells.

During the quarter ended March 31, 2013, other income (expense), net largely related to foreign currency gains, primarily related to Norway and the United Kingdom as the U.S. dollar strengthened relative to the Norwegian kroner and U.K pound sterling.

The provisions for income taxes were related to U.S. income taxes that we provided at estimated annual effective rates using assumptions as to earnings and other factors that would affect the tax provision for the remainder of the year, and to the operations of foreign branches and subsidiaries that were subject to local income and withholding taxes. We anticipate our effective tax rate for 2014 will be 31.3%. The primary difference between our current 2014 estimated effective tax rate of 31.3% and the federal statutory tax rate of 35% reflects our intention to indefinitely reinvest in certain of our international operations. Therefore, we do not provide for U.S. taxes on that portion of our foreign earnings.

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

In the fourth quarter of 2013, we began to experience delays in payment from OGX Petróleo e Gás S.A. ("OGX"), a customer in Brazil. The parent company of OGX missed making an interest payment on its bonds and, on October 30, 2013, OGX and its parent filed for a restructuring process under Brazilian law, which grants the filer judicial protection from creditors while a restructuring plan is developed for approval. As of March 31, 2014, we had accounts receivable due from OGX of approximately $3.8 million related to operations prior to the restructuring filing. This amount had not been paid by April 30, 2014, and we have set up an allowance for doubtful accounts for the entire amount, primarily in the fourth quarter of 2013. At this time, we cannot predict the ultimate outcome of this situation and whether or to what extent we will collect our accounts receivable from OGX.
Because we operate in various oil and gas exploration and production regions in the world, we conduct a portion of our business in currencies other than the U.S. dollar. The functional currency for several of our international operations is the applicable local currency. A stronger U.S. dollar against the U.K. pound sterling, the Norwegian kroner and the Brazilian real may result in lower operating income. We manage our exposure to changes in foreign exchange rates principally through arranging compensation in U.S. dollars or freely convertible currency and, to the extent possible, by limiting compensation received in other currencies to amounts necessary to meet obligations denominated in those currencies. We use the exchange rates in effect as of the balance sheet date to translate assets and liabilities as to which the functional currency is the local currency, resulting in translation adjustments that we reflect as accumulated other comprehensive income or loss in the shareholders' equity section of our Consolidated Balance Sheets. We recorded adjustments of $14 million and $(39) million to our equity accounts for the quarters ended March 31, 2014 and 2013, respectively. Negative adjustments reflect the net impact of the strengthening of the U.S. dollar against various foreign currencies for locations where the functional currency is not the U.S. dollar. Conversely, positive adjustments reflect the effect of a weakening dollar.
We recorded foreign currency transaction gains (losses) of $(0.3) million and $1.4 million in the quarters ended March 31, 2014 and 2013, respectively, that are included in Other income (expense), net in our Consolidated Statements of Income.

Item 4.	Controls and Procedures.

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2014 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There has been no change in our internal control over financial reporting that occurred during the three months ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

Various actions and claims are pending against us, most of which are covered by insurance. Although we cannot predict the ultimate outcome of these matters, we believe the ultimate liability, if any, that may result from these actions and claims will not materially affect our results of operations, cash flow or financial position.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

(c)    Purchases of equity securities by the issuer and affiliated purchasers.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1 though January 31, 2014	—	N/A	—	8,900,000
February 1 through February 28, 2014	300,000	$70.5351	300,000	8,600,000
March 1 through March 31, 2014	200,000	70.5298	200,000	8,400,000
Total	500,000	$70.5330	500,000	8,400,000

Item 6.    Exhibits.

			Registration or File Number	Form of Report	Report Date	Exhibit Number
3.01	*	Restated Certificate of Incorporation	1-10945	10-K	Dec. 2000	3.01
3.02	*	Certificate of Amendment to Restated Certificate of Incorporation	1-10945	8-K	May 2008	3.1
3.03	*	Amended and Restated Bylaws	1-10945	8-K	Dec. 2007	3.1
10.01+	*	Form of 2014 Restricted Stock Unit Agreement	1-10945	8-K	Feb. 2014	10.1
10.02+	*	Form of 2014 Performance Unit Agreement	1-10945	8-K	Feb. 2014	10.2
10.03+	*	Form of 2014 Chairman Restricted Stock Unit Agreement	1-10945	8-K	Feb. 2014	10.3
10.04+	*	Form of 2014 Chairman Performance Unit Agreement	1-10945	8-K	Feb. 2014	10.4
10.05+	*	2014 Performance Award: Goals and Measures, relating to the form of 2014 Performance Unit Agreement and 2014 Chairman Performance Unit Agreement	1-10945	8-K	Feb. 2014	10.5
10.06+	*	Form of 2014 Nonemployee Director Restricted Stock Agreement	1-10945	8-K	Feb. 2014	10.6
31.01		Rule 13a – 14(a)/15d – 14(a) certification of principal executive officer
31.02		Rule 13a – 14(a)/15d – 14(a) certification of principal financial officer
32.01		Section 1350 certification of principal executive officer
32.02		Section 1350 certification of principal financial officer
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		XBRL Taxonomy Extension Label Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

*		Exhibit previously filed with the Securities and Exchange Commission, as indicated, and incorporated herein by reference.
+		Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

April 30, 2014	/S/ M. KEVIN MCEVOY
Date	M. Kevin McEvoy
Chief Executive Officer and Director
(Principal Executive Officer)

April 30, 2014	/S/ MARVIN J. MIGURA
Date	Marvin J. Migura
Executive Vice President
(Principal Financial Officer)

April 30, 2014	/S/ W. CARDON GERNER
Date	W. Cardon Gerner
Senior Vice President and Chief Financial Officer
(Principal Accounting Officer)

Index to Exhibits

			Registration or File Number	Form of Report	Report Date	Exhibit Number
3.01	*	Restated Certificate of Incorporation	1-10945	10-K	Dec. 2000	3.01
3.02	*	Certificate of Amendment to Restated Certificate of Incorporation	1-10945	8-K	May 2008	3.1
3.03	*	Amended and Restated Bylaws	1-10945	8-K	Dec. 2007	3.1
10.01+	*	Form of 2014 Restricted Stock Unit Agreement	1-10945	8-K	Feb. 2014	10.1
10.02+	*	Form of 2014 Performance Unit Agreement	1-10945	8-K	Feb. 2014	10.2
10.03+	*	Form of 2014 Chairman Restricted Stock Unit Agreement	1-10945	8-K	Feb. 2014	10.3
10.04+	*	Form of 2014 Chairman Performance Unit Agreement	1-10945	8-K	Feb. 2014	10.4
10.05+	*	2014 Performance Award: Goals and Measures, relating to the form of 2014 Performance Unit Agreement and 2014 Chairman Performance Unit Agreement	1-10945	8-K	Feb. 2014	10.5
10.06+	*	Form of 2014 Nonemployee Director Restricted Stock Agreement	1-10945	8-K	Feb. 2014	10.6
31.01		Rule 13a – 14(a)/15d – 14(a) certification of principal executive officer
31.02		Rule 13a – 14(a)/15d – 14(a) certification of principal financial officer
32.01		Section 1350 certification of principal executive officer
32.02		Section 1350 certification of principal financial officer
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		XBRL Taxonomy Extension Label Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

*		Exhibit previously filed with the Securities and Exchange Commission, as indicated, and incorporated herein by reference.
+		Management contract or compensatory plan or arrangement.