Form 10-Q
period 2014-06-30
OCEANEERING INTERNATIONAL INC
filed 2014-07-31
CIK 73756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☑ No
Number of shares of Common Stock outstanding as of July 18, 2014: 108,009,528

Oceaneering International, Inc.
Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2014	Dec 31, 2013
(in thousands, except share data)
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$103,330	$91,430
Accounts receivable, net of allowances for doubtful accounts of $4,534 and $4,168	843,161	768,842
Inventory	441,497	441,789
Other current assets	142,724	131,214
Total Current Assets	1,530,712	1,433,275
Property and Equipment, at cost	2,608,885	2,380,888
Less accumulated depreciation	1,296,300	1,191,789
Net Property and Equipment	1,312,585	1,189,099
Other Assets:
Goodwill	370,514	344,018
Investments in unconsolidated affiliates	35,138	37,462
Other non-current assets	134,235	124,646
Total Other Assets	539,887	506,126
Total Assets	$3,383,184	$3,128,500
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$176,209	$129,632
Accrued liabilities	494,832	516,628
Income taxes payable	96,066	80,828
Total Current Liabilities	767,107	727,088
Long-term Debt	80,000	—
Other Long-term Liabilities	363,447	357,972
Commitments and Contingencies
Shareholders’ Equity:
Common Stock, par value $0.25 per share; 360,000,000 and 180,000,000 shares authorized; 110,834,088 shares issued	27,709	27,709
Additional paid-in capital	220,119	222,402
Treasury stock; 2,831,808 and 2,636,644 shares, at cost	(102,239)	(75,736)
Retained earnings	2,070,160	1,921,642
Accumulated other comprehensive income (loss)	(43,119)	(52,577)
Total Shareholders' Equity	2,172,630	2,043,440
Total Liabilities and Shareholders' Equity	$3,383,184	$3,128,500
The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2014	2013	2014	2013
Revenue	$927,407	$820,372	$1,767,608	$1,538,924
Cost of services and products	709,192	618,508	1,359,902	1,176,685
Gross Margin	218,215	201,864	407,706	362,239
Selling, general and administrative expense	56,904	55,527	113,533	107,612
Income from Operations	161,311	146,337	294,173	254,627
Interest income	41	243	120	433
Interest expense	(398)	(553)	(809)	(1,316)
Equity earnings (losses) of unconsolidated affiliates	8	(186)	(28)	(25)
Other income (expense), net	(417)	(1,591)	(123)	(201)
Income before Income Taxes	160,545	144,250	293,333	253,518
Provision for income taxes	50,250	45,439	91,813	79,858
Net Income	$110,295	$98,811	$201,520	$173,660
Cash Dividends declared per Share	$0.27	$0.22	$0.49	$0.40
Basic Earnings per Share	$1.02	$0.91	$1.86	$1.61
Diluted Earnings per Share	$1.02	$0.91	$1.86	$1.60
The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2014	2013	2014	2013
Net Income	$110,295	$98,811	$201,520	$173,660

Other comprehensive income, net of tax:

Foreign currency translation adjustments	(4,627)	(39,693)	9,458	(78,193)

Total other comprehensive income (loss)	(4,627)	(39,693)	9,458	(78,193)

Total Comprehensive Income	$105,668	$59,118	$210,978	$95,467

The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
(in thousands)	2014	2013
Cash Flows from Operating Activities:
Net income	$201,520	$173,660
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	109,408	100,025
Deferred income tax provision	17,703	39,965
Net gain on sales of property and equipment	(344)	(41)
Noncash compensation	10,820	9,635
Distributions of accumulated earnings of unconsolidated affiliates	—	366
Excluding the effects of acquisitions, increase (decrease) in cash from:
Accounts receivable	(73,272)	6,263
Inventory	418	(63,593)
Other operating assets	(22,406)	(12,563)
Currency translation effect on working capital	6,709	(18,127)
Current liabilities	29,141	(5,330)
Other operating liabilities	(5,216)	177
Total adjustments to net income	72,961	56,777
Net Cash Provided by Operating Activities	274,481	230,437
Cash Flows from Investing Activities:
Purchases of property and equipment	(221,700)	(175,315)
Business acquisitions, net of cash acquired	(39,788)	—
Distributions of capital from unconsolidated affiliates	2,295	2,752
Dispositions of property and equipment	1,797	41
Net Cash Used in Investing Activities	(257,396)	(172,522)
Cash Flows from Financing Activities:
Net proceeds (payments) of revolving credit facility	80,000	(19,000)
Excess tax benefits from employee benefit plans	3,083	3,124
Payments of dividends	(53,002)	(43,278)
Repurchases of treasury stock	(35,266)	—
Net Cash Used in Financing Activities	(5,185)	(59,154)
Net Increase (Decrease) in Cash and Cash Equivalents	11,900	(1,239)
Cash and Cash Equivalents—Beginning of Period	91,430	120,549
Cash and Cash Equivalents—End of Period	$103,330	$119,310
The accompanying Notes are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    SUMMARY OF MAJOR ACCOUNTING POLICIES

Basis of Presentation. We have prepared these unaudited consolidated financial statements pursuant to instructions for quarterly reports on Form 10-Q, which we are required to file with the U.S. Securities and Exchange Commission. These financial statements do not include all information and footnotes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). These financial statements reflect all adjustments that we believe are necessary to present fairly our financial position at June 30, 2014 and our results of operations and cash flows for the periods presented. Except as otherwise disclosed herein, all such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in our annual report on Form 10-K for the year ended December 31, 2013. The results for interim periods are not necessarily indicative of annual results.
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
Cash and Cash Equivalents. Cash and cash equivalents include demand deposits and highly liquid investments with original maturities of three months or less from the date of investment.
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
We capitalize interest on assets where the construction period is anticipated to be more than three months. We capitalized $0.1 million and no interest in the three-month periods ended June 30, 2014 and 2013, respectively, and $0.2 million and no interest in the six-month periods ended June 30, 2014 and 2013, respectively. We do not allocate general administrative costs to capital projects.
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

New Accounting Standards. In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers (Topic 606)." ASU 2014-09 completes the joint effort by the FASB and International Accounting Standards Board to improve financial reporting by creating common revenue recognition guidance for U.S. GAAP and International Financial Reporting Standards. ASU 2014-09 applies to all companies that enter into contracts with customers to transfer goods or services. ASU 2014-09 is effective for us for interim and annual reporting periods beginning after December 15, 2016. Early application is not permitted and we have the choice to apply ASU 2014-09 either retrospectively to each reporting period presented or by recognizing the cumulative effect of applying ASU 2014-09 at the date of initial application (January 1, 2017) and not adjusting comparative information. We are currently evaluating the requirements of ASU 2014-09 and have not yet determined its impact on our consolidated financial statements.

2.    INVENTORY
The following is information regarding our inventory:

(in thousands)	June 30, 2014	Dec 31, 2013
Inventory:
Remotely operated vehicle parts and components	$193,807	$190,403
Other, primarily raw materials	247,690	251,386
Total	$441,497	$441,789

3.    DEBT
Long-term Debt consisted of the following:

(in thousands)	June 30, 2014	Dec 31, 2013
Revolving credit facility	$80,000	$—
Long-term Debt	$80,000	$—

We have a credit agreement with a group of banks (the "Credit Agreement"). The Credit Agreement provides for a five-year, $300 million revolving credit facility, and is scheduled to expire on January 6, 2017. Subject to certain conditions, the aggregate commitments under the facility may be increased by up to $200 million by obtaining additional commitments from existing and/or new lenders. Borrowings under the facility may be used for working capital and general corporate purposes. We pay commitment fees, which are included as interest expense on our consolidated financial statements, on the unused portion of the facility. Revolving borrowings under the facility bear interest at an adjusted base rate or the Eurodollar Rate (as defined in the agreement), at our option, plus an applicable margin. Depending on our debt to capitalization ratio, the applicable margin varies: (1) in the case of adjusted base rate advances, from 0.125% to 0.750%; and (2) in the case of eurodollar advances, from 1.125% to 1.750%. The adjusted base rate is the highest of (1) the per annum rate established by the administrative agent as its prime rate, (2) the federal funds rate plus 0.50% and (3) the one-month Eurodollar Rate plus 1%.

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

4.    COMMITMENTS AND CONTINGENCIES

Litigation. On June 17, 2014, a purported shareholder filed a derivative complaint against all of the current members of our board of directors and one of our former directors, as defendants, and our company, as nominal defendant, in the Court of Chancery of the State of Delaware. Through the complaint, the plaintiff is asserting, on behalf of our company, actions for breach of fiduciary duties and unjust enrichment in connection with prior determinations of our board of directors relating to non-executive director compensation. The plaintiff is seeking relief including disgorgement of payments made to the defendants, an award of unspecified damages and an award for attorneys’ fees and other costs. We intend to file a motion to dismiss the complaint. In any event, our company is only a nominal defendant in this litigation, and we do not expect the resolution of this matter to have a material adverse effect on our results of operations, cash flows or financial position.

Various other actions and claims are pending against us, most of which are covered by insurance. Although we cannot predict the ultimate outcome of these matters, we believe the ultimate liability, if any, that may result from these other actions and claims will not materially affect our results of operations, cash flows or financial position.

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

The carrying values of cash and cash equivalents approximate their fair values due to the short-term maturity of those instruments. Accounts receivable are generated from a broad group of customers, primarily from within the energy industry, which is our major source of revenue. Due to their short-term nature, carrying values of our accounts receivable and accounts payable approximate fair market values. We had borrowings of $80 million at June 30, 2014 under the Credit Agreement. Due to the short-term nature of the associated interest rate periods, the carrying value of our debt under the Credit Agreement approximates its fair value. Our debt is classified as Level 2 in the fair value hierarchy under U.S. GAAP (inputs other than quoted prices in active markets for similar assets and liabilities that are observable or can be corroborated by observable market data for substantially the full term for the assets or liabilities).

In the fourth quarter of 2013, we began to experience delays in payment from OGX Petróleo e Gás S.A. ("OGX"), a customer in Brazil. The parent company of OGX missed making an interest payment on its bonds and, on October 30, 2013, OGX and its parent filed for a restructuring process under Brazilian law, which grants the filer judicial protection from creditors while a restructuring plan is developed for approval. As of June 30, 2014, we had accounts receivable due from OGX of approximately $3.3 million related to operations prior to the restructuring filing. This amount had not been paid by July 30, 2014, and we have set up an allowance for doubtful accounts for the entire amount, primarily in the fourth quarter of 2013. At this time, we cannot predict the ultimate outcome of this situation and whether or to what extent we will collect our accounts receivable from OGX.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2014	2013	2014	2013
Basic shares outstanding	108,002	108,197	108,086	108,117
Effect of restricted stock units	419	516	485	545
Diluted shares outstanding	108,421	108,713	108,571	108,662
We had been paying a quarterly cash dividend of $0.22 per share to our common shareholders since the second quarter of 2013. In April 2014, our Board of Directors increased our dividend to $0.27 per share, commencing with the dividend we paid in June 2014. Our latest $0.27 per share quarterly dividend was declared in July 2014 and is payable in September 2014.
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
For each of the restricted stock units granted in 2012 through 2014, at the earlier of three years after grant or at termination of employment or service, the grantee will be issued a share of our common stock for each common stock unit vested. As of June 30, 2014 and December 31, 2013, totals of 847,844 and 960,290 shares of restricted stock or restricted stock units were outstanding.
We estimate that stock-based compensation cost not yet recognized related to shares of restricted stock or restricted stock units, based on their grant-date fair values, was $25 million at June 30, 2014. This expense is being recognized on a staged-vesting basis over three years for awards attributable to individuals meeting certain age and years-of-service requirements, and on a straight-line basis over the applicable vesting period of one or three years for the other awards.
Share Repurchase Plan. In February 2010, our Board of Directors approved a plan to repurchase up to 12 million shares of our common stock. Under this plan, we had repurchased 3.6 million shares of our common stock for $122 million through June 30, 2014. We repurchased 500,000 shares for $35 million during the six months ended June 30, 2014. We account for the shares we hold in treasury under the cost method, at average cost.

6.    INCOME TAXES

During interim periods, we provide for income taxes based on our current estimated annual effective tax rate using assumptions as to (1) earnings and other factors that would affect the tax provision for the remainder of the year and (2) the operations of foreign branches and subsidiaries that are subject to local income and withholding taxes. We conduct business through several foreign subsidiaries and, although we expect our consolidated operations to be profitable, there is no assurance that profits will be earned in entities or jurisdictions that have net operating loss carryforwards available. The primary difference between our effective tax rates of 31.3% in the six-month period ended June 30, 2014 and 31.5% in the six-month period ended June 30, 2013 and the federal statutory rate of 35% reflects our intention to indefinitely reinvest in certain of our international operations. Therefore, we do not provide for U.S. taxes on that portion of our foreign earnings.
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
We account for any applicable interest and penalties on uncertain tax positions as a component of our provision for income taxes on our financial statements. Including associated foreign tax credits and penalties and interest, we have accrued a net total of $6.5 million in the caption "other long-term liabilities" on our balance sheet for unrecognized tax benefits at June 30, 2014. All additions or reductions to those liabilities would affect our effective income tax rate in the periods of change.
Our tax returns are subject to audit by taxing authorities in multiple jurisdictions. These audits often take years to complete and settle. The following lists the earliest tax years open to examination by tax authorities where we have significant operations:

Jurisdiction	Periods
United States	2010
United Kingdom	2010
Norway	2004
Angola	2009
Brazil	2008
Australia	2010

7.    BUSINESS SEGMENT INFORMATION

We are a global oilfield provider of engineered services and products, primarily to the offshore oil and gas industry, with a focus on deepwater applications. Through the use of our applied technology expertise, we also serve the defense, entertainment and aerospace industries. Our Oilfield business consists of Remotely Operated Vehicles ("ROVs"), Subsea Products, Subsea Projects and Asset Integrity. Our ROV segment provides submersible vehicles operated from the surface to support offshore oil and gas exploration, development and production activities. Our Subsea Products segment supplies a variety of hardware and related services. Our Subsea Projects segment provides multiservice subsea support vessels and oilfield diving and support vessel operations, primarily for inspection, maintenance and repair and installation activities. We also provide subsea engineering services and operate an offshore logistics supply base in Australia. Our Asset Integrity segment provides asset integrity management and assessment services and nondestructive testing and inspection. Our Advanced Technologies business provides project management, engineering services and equipment for applications in non-oilfield markets. Unallocated Expenses are those not associated with a specific business segment. These consist of expenses related to our incentive and deferred compensation plans, including restricted stock and bonuses, as well as other general expenses, including corporate administrative expenses.
There are no differences in the basis of segmentation or in the basis of measurement of segment profit or loss from those used in our consolidated financial statements for the year ended December 31, 2013.

The table that follows presents Revenue and Income from Operations by business segment for each of the periods indicated.

	Three Months Ended			Six Months Ended
(in thousands)	June 30, 2014	June 30, 2013	Mar 31, 2014	June 30, 2014	June 30, 2013
Revenue
Oilfield
Remotely Operated Vehicles	$268,274	$242,163	$255,819	524,093	471,791
Subsea Products	327,252	258,016	260,010	587,262	472,021
Subsea Projects	136,199	118,195	138,190	274,389	206,650
Asset Integrity	130,229	124,740	124,159	254,388	239,589
Total Oilfield	861,954	743,114	778,178	1,640,132	1,390,051
Advanced Technologies	65,453	77,258	62,023	127,476	148,873
Total	$927,407	$820,372	$840,201	$1,767,608	$1,538,924
Income from Operations
Oilfield
Remotely Operated Vehicles	$75,825	$69,219	$76,740	$152,565	$135,054
Subsea Products	79,497	62,060	54,516	134,013	104,839
Subsea Projects	25,863	23,990	20,537	46,400	35,610
Asset Integrity	15,915	16,639	14,085	30,000	28,978
Total Oilfield	197,100	171,908	165,878	362,978	304,481
Advanced Technologies	198	10,165	2,955	3,153	18,841
Unallocated Expenses	(35,987)	(35,736)	(35,971)	(71,958)	(68,695)
Total	$161,311	$146,337	$132,862	$294,173	$254,627
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

Certain statements we make in this quarterly report on Form 10-Q are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements include, without limitation, statements regarding our expectations about:

•
third quarter of 2014 and the full year of 2014 operating results and earnings per share, and the contributions from our segments to those results (including anticipated margin and utilization information and the equity earnings from unconsolidated affiliates);

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

Executive Overview

We expect our 2014 diluted earnings per share to be in the range of $3.95 to $4.05, as compared to our 2013 diluted earnings per share of $3.42, with continued global demand growth for our services and products to support deepwater drilling, field development, and inspection, maintenance and repair activities. We believe our operating income will be higher in 2014 than 2013 for each of our Oilfield business operating segments, notably:

•	ROVs on greater service demand to support drilling and vessel-based projects;

•	Subsea Products on higher demand for all our major product lines; and

•	Subsea Projects on a growth in deepwater intervention service activity.

We added 27 new ROVs to our fleet during the six months ended June 30, 2014 and retired eight, resulting in a total of 323 ROVs in our ROV segment fleet. We plan to add at least 13 more new ROVs during the rest of 2014. We currently expect to retire, on average, 4% to 5% of our fleet on an annual basis.

We forecast our third quarter 2014 diluted earnings per share to be in the range of $1.10 to $1.15. For the third quarter, we anticipate operating income increases over the second quarter from each of our operating business segments, particularly ROV and Subsea Projects. ROV increases are anticipated from additional days worked, a favorable change in geographic mix to more work offshore Africa and in the U.S. Gulf of Mexico, and improved execution in placing new systems in service. Subsea Projects increases relate to deepwater vessel service and diving operations in the U.S. Gulf of Mexico.

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

Liquidity and Capital Resources

At June 30, 2014, we had working capital of $764 million, including $103 million of cash and cash equivalents. Additionally, we had $220 million of borrowing capacity available under our revolving credit facility. We consider our liquidity and capital resources to be adequate to support our existing operations, capital commitments, and anticipated dividends.

Our capital expenditures, including business acquisitions, were $261 million during the first half of 2014, as compared to $175 million during the first half of last year. Of the $261 million of expenditures in 2014, $117 million was invested in our ROV segment, $55 million was invested in our Subsea Products segment and $40 million was for two small business acquisitions. We added 27 new ROVs to our fleet during the six months ended June 30, 2014 and retired eight, resulting in a total of 323 ROVs in our ROV segment fleet. We plan to add at least 13 more new ROVs during the rest of 2014. We currently expect to retire, on average, 4% to 5% of our fleet on an annual basis. Our capital expenditures in the six months ended June 30, 2013 included $125 million invested in our ROV segment. We estimate our capital expenditures for 2014 will be approximately $450 million, with approximately $225 million for upgrading and adding vehicles to our ROV fleet, $120 million for enhancing our Subsea Products capabilities and $65 million for Subsea Projects, largely for construction progress payments for the new multiservice subsea support vessel discussed below, which is scheduled for delivery by the end of the first quarter of 2016.

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

We also chartered an additional multiservice subsea support vessel, the Olympic Intervention IV, for an initial five-year term that ended in July 2013, with one two-year and three one-year extension options. We have extended the charter to July 2016 by exercising a one-year option and the two-year option. We have outfitted this vessel with two of our high specification work-class ROVs, and we are using this vessel to perform subsea hardware installation and inspection, maintenance and repair projects in the U.S. Gulf of Mexico.

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

At June 30, 2014, we had $80 million of long-term debt outstanding and $220 million available under our revolving credit facility provided under a credit agreement with a group of banks (the "Credit Agreement"). The Credit Agreement provides for a five-year, $300 million revolving credit facility, and is scheduled to expire in January 2017. Subject to certain conditions, the aggregate commitments under the facility may be increased by up to $200 million by obtaining additional commitments from existing and/or new lenders. Borrowings under the facility may be used for working capital and general corporate purposes. Revolving borrowings under the facility bear interest at an adjusted base rate or the Eurodollar Rate (as defined in the agreement), at our option, plus an applicable margin. Depending on our debt to capitalization ratio, the applicable margin varies: (1) in the case of adjusted base rate advances, from 0.125% to 0.750%; and (2) in the case of eurodollar advances, from 1.125% to 1.750%. The adjusted base rate is the highest of (1) the per annum rate established by the administrative agent as its prime rate, (2) the federal funds rate plus 0.50% and (3) the one-month Eurodollar Rate plus 1%.

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

Our principal source of cash from operating activities is our net income, adjusted for the non-cash effects of depreciation and amortization, deferred income taxes and noncash compensation under our share-based compensation plans. Our $274 million and $230 million of cash provided from operating activities in the six-month periods ended June 30, 2014 and 2013, respectively, were principally affected by cash increases (decreases) of:

•	$(73) million and $6 million, respectively, from changes in accounts receivable;

•	$0 million and $(64) million, respectively, from changes in inventory; and

•	$29 million and $(5) million, respectively, from changes in current liabilities.

The cash provided through the change in accounts receivable in 2013 was the result of better collections from customers and lower revenue than the immediately preceding quarter. Our revenue from customers was higher in the quarter ended June 30, 2014 than that of the quarter ended December 31, 2013, resulting in the cash decrease from changes in accounts receivable in 2014. The increase in inventory levels in 2013 reflected our preparations to meet the requirements of our higher Subsea Products backlog. The 2014 increase in cash related to changes in current liabilities reflects higher revenue in the quarter ended June 30, 2014 than that of the quarter ended December 31, 2013.

In the six months ended June 30, 2014, we used $257 million of cash in investing activities. The cash used in investing activities related to the capital expenditures described above. We also used $5 million in financing activities, which included net borrowings under our revolving credit facility of $80 million and uses of cash for repurchases of 500,000 shares of treasury stock for $35 million and the payment of cash dividends of $53 million. In the six months ended June 30, 2013, we used

$173 million of cash in investing activities. The cash used in investing activities was used for the capital expenditures described above. In the six months ended June 30, 2013, we used $59 million of cash in financing activities, which included net payments of $19 million related to our revolving credit facility and the payment of cash dividends of $43 million.

We have not guaranteed any debt not reflected on our consolidated balance sheet, and we do not have any off-balance sheet arrangements, as defined by SEC rules.

In February 2010, our Board of Directors approved a plan to repurchase up to 12 million shares of our common stock. Under this plan, we had repurchased 3.6 million shares of our common stock for $122 million through June 30, 2014. We repurchased 500,000 shares during the six months ended June 30, 2014 for $35 million. We account for the shares we hold in treasury under the cost method, at average cost. The timing and amount of any future repurchases will be determined by our management. We expect that any additional shares repurchased under the plan will be held as treasury stock for future use. The plan does not obligate us to repurchase any particular number of shares.
We had been paying a quarterly cash dividend of $0.22 per share to our common shareholders since the second quarter of 2013. In April 2014, our Board of Directors increased our dividend to $0.27 per share, commencing with the dividend we paid in June 2014. Our latest $0.27 per share quarterly dividend was declared in July 2014 and is payable in September 2014.

Results of Operations

We operate in five business segments. The segments are contained within two businesses — services and products provided to the oil and gas industry ("Oilfield") and all other services and products ("Advanced Technologies"). Our Unallocated Expenses are those not associated with a specific business segment.

Consolidated revenue and profitability information is as follows:

	Three Months Ended			Six Months Ended
(dollars in thousands)	June 30, 2014	June 30, 2013	Mar 31, 2014	June 30, 2014	June 30, 2013
Revenue	$927,407	$820,372	$840,201	$1,767,608	$1,538,924
Gross Margin	218,215	201,864	189,491	407,706	362,239
Gross Margin %	24%	25%	23%	23%	24%
Operating Income	161,311	146,337	132,862	294,173	254,627
Operating Income %	17%	18%	16%	17%	17%

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

	Three Months Ended			Six Months Ended
(dollars in thousands)	June 30, 2014	June 30, 2013	Mar 31, 2014	June 30, 2014	June 30, 2013
Remotely Operated Vehicles
Revenue	$268,274	$242,163	$255,819	$524,093	$471,791
Gross Margin	86,685	80,180	87,190	173,875	156,334
Operating Income	75,825	69,219	76,740	152,565	135,054
Operating Income %	28%	29%	30%	29%	29%
Days available	29,059	26,884	27,851	56,910	53,099
Days utilized	24,510	22,362	23,869	48,379	44,066
Utilization	84%	83%	86%	85%	83%

Subsea Products
Revenue	327,252	258,016	260,010	587,262	472,021
Gross Margin	99,558	82,389	75,129	174,687	144,734
Operating Income	79,497	62,060	54,516	134,013	104,839
Operating Income %	24%	24%	21%	23%	22%
Backlog at end of period	850,000	902,000	894,000	850,000	902,000

Subsea Projects
Revenue	136,199	118,195	138,190	274,389	206,650
Gross Margin	30,122	27,991	24,409	54,531	42,912
Operating Income	25,863	23,990	20,537	46,400	35,610
Operating Income %	19%	20%	15%	17%	17%

Asset Integrity
Revenue	130,229	124,740	124,159	254,388	239,589
Gross Margin	23,207	23,529	21,866	45,073	42,568
Operating Income	15,915	16,639	14,085	30,000	28,978
Operating Income %	12%	13%	11%	12%	12%

Total Oilfield
Revenue	$861,954	$743,114	$778,178	$1,640,132	$1,390,051
Gross Margin	239,572	214,089	208,594	448,166	386,548
Operating Income	197,100	171,908	165,878	362,978	304,481
Operating Income %	23%	23%	21%	22%	22%

In general, our Oilfield business focuses on supplying services and products to the deepwater sector of the offshore market. We are the world's largest provider of ROV services, and this business segment typically is the largest contributor to our Oilfield business operating income.

Our ROV segment revenue reflects the utilization percentages, fleet sizes and average pricing of the respective periods. Our operating income increased in the quarter ended June 30, 2014 compared to the corresponding quarter of the prior year from higher demand in most of our geographic operating areas. Our ROV operating income for the second quarter of 2014 was relatively flat with the immediately preceding quarter, with higher revenue offset by a lower operating margin due to higher repair and maintenance expenses, lower fleet utilization and unexpected costs with placing new systems in service. Our ROV operating income increase for the six months ended June 30, 2014 compared to the corresponding period of the prior year was due to higher demand in most of our operating areas. We expect our full-year 2014 ROV operating income to exceed that of 2013, due to increases in fleet size and days on hire. We added 27 new ROVs to our fleet during the six months ended June 30, 2014 and retired eight, resulting in a total of 323 ROVs in our ROV segment fleet. We plan to add at least 13 more new ROVs during the rest of 2014. We currently expect to retire, on average, 4% to 5% of our fleet on an annual basis. Compared to 2013, in 2014 we expect ROV operating income to increase on greater demand for both drilling and vessel-based services. In 2014, we anticipate having total fleet utilization of approximately 84%, and having a segment operating margin of approximately 29%.

We achieved record Subsea Products operating income in the quarter ended June 30, 2014. Compared to the corresponding quarter of 2013, our Subsea Products operating income in the second quarter of 2014 improved on increased demand for all of our major product lines. Our Subsea Products revenue and operating income were higher than the immediately preceding quarter due to increased demand for tooling and subsea hardware. Our Subsea Products operating income increase for the six months ended June 30, 2014 compared to the corresponding period of the prior year was due to higher demand for tooling and subsea hardware and increased umbilical plant throughput. Our Subsea Products backlog was $850 million at June 30, 2014 compared to $906 million at December 31, 2013. We believe Subsea Products operating income will be higher in 2014 compared to 2013 from improved results in all our major product lines. We expect our 2014 operating margin for Subsea Products to be around 21%.

Our Subsea Projects revenue and operating income was higher in the quarter ended June 30, 2014 than the corresponding quarter of the prior year due to: (1) the addition and utilization of the Normand Flower in the U.S. Gulf of Mexico during 2014; and (2) the addition and utilization of a deepwater vessel, the Bourbon Evolution 803, under a short-term charter offshore Angola during the second quarter of 2014. Our revenue and operating income for Subsea Projects increased compared to the immediately preceding quarter from the addition and utilization of the Bourbon Evolution 803 and an increase in contribution from the Ocean Alliance, a vessel in the U.S. Gulf of Mexico that had been out of service for much of the first quarter while undergoing regulatory drydock inspection. We had higher Subsea Projects operating income in the six months ended June 30, 2014 than during the corresponding period of the prior year due to increased deepwater activity offshore Africa and the U.S. Gulf of Mexico, including work associated with the Normand Flower and Bourbon Evolution 803. We expect higher Subsea Projects operating income in 2014 compared to 2013 on growth in deepwater service activity in the U.S. Gulf of Mexico and additional work offshore Angola.

For the quarter ended June 30, 2014, our Asset Integrity operating income was slightly lower than the corresponding quarter of the prior year due to lower service activity in Africa. Asset Integrity operating income in the quarter ended June 30, 2014 was slightly higher than that of the immediately preceding quarter from seasonally higher service sales in Europe and the Caspian Sea area. Our Asset Integrity operating income for the six months ended June 30, 2014 was slightly higher than that of the corresponding period of the prior year from slightly higher international service demand. In 2014, we expect Asset Integrity to generate higher operating income than 2013 on increased service revenue in most of the geographic areas in which we operate, with a slight improvement in operating margin.

Advanced Technologies

Revenue and margin information was as follows:

	Three Months Ended			Six Months Ended
(dollars in thousands)	June 30, 2014	June 30, 2013	Mar 31, 2014	June 30, 2014	June 30, 2013
Revenue	$65,453	$77,258	$62,023	$127,476	$148,873
Gross Margin	5,597	14,945	7,727	13,324	28,253
Operating Income	198	10,165	2,955	3,153	18,841
Operating Income %	—%	13%	5%	2%	13%

Advanced Technologies operating income in the three- and six-month periods ended ended June 30, 2014 decreased from the corresponding periods of the prior year due to execution issues and reductions in theme park and U.S. Navy project work. The three- and six-month periods ended June 30, 2013 included an incentive bonus for meeting theme park schedule completion dates. Advanced Technologies operating income for the second quarter of 2014 was lower than that of the immediately preceding quarter due to execution issues, including slow progress on scheduled U.S. Navy submarine work and industrial project engineering design problems that caused rework and increased costs from schedule delays. For 2014, we expect Advanced Technologies operating income to be less than that of 2013.

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

The following table sets forth our Unallocated Expenses for the periods indicated.

	Three Months Ended			Six Months Ended
(dollars in thousands)	June 30, 2014	June 30, 2013	Mar 31, 2014	June 30, 2014	June 30, 2013
Gross margin expenses	$26,954	$27,170	$26,830	$53,784	$52,562
Operating income expenses	35,987	35,736	35,971	71,958	68,695
% of revenue	4%	4%	4%	4%	4%

For 2014, we expect our unallocated expenses to increase at a slightly lower rate than our revenue growth.

Other

The following table sets forth our significant financial statement items below the income from operations line.

	Three Months Ended			Six Months Ended
(in thousands)	June 30, 2014	June 30, 2013	Mar 31, 2014	June 30, 2014	June 30, 2013
Interest income	$41	$243	$79	$120	$433
Interest expense	(398)	(553)	(411)	(809)	(1,316)
Equity earnings (losses) of unconsolidated affiliates	8	(186)	(36)	(28)	(25)
Other income (expense), net	(417)	(1,591)	294	(123)	(201)
Provision for income taxes	50,250	45,439	41,563	91,813	79,858

In addition to interest on borrowings, interest expense includes fees for lender commitments under our revolving credit agreement and fees for standby letters of credit and bank guarantees that banks issue on our behalf for performance bonds, bid bonds and self-insurance requirements.

Other income (expense), net consisted principally of foreign currency transaction gains and losses for all periods presented. During the quarter ended June 30, 2013, other income (expense), net largely related to foreign currency losses primarily related to Brazil, as the U.S. dollar strengthened relative to the Brazilian real.

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

In the fourth quarter of 2013, we began to experience delays in payment from OGX Petróleo e Gás S.A. ("OGX"), a customer in Brazil. The parent company of OGX missed making an interest payment on its bonds and, on October 30, 2013, OGX and its parent filed for a restructuring process under Brazilian law, which grants the filer judicial protection from creditors while a restructuring plan is developed for approval. As of June 30, 2014, we had accounts receivable due from OGX of approximately $3.3 million related to operations prior to the restructuring filing. This amount had not been paid by July 30, 2014, and we have set up an allowance for doubtful accounts for the entire amount, primarily in the fourth quarter of 2013. At this time, we cannot predict the ultimate outcome of this situation and whether or to what extent we will collect our accounts receivable from OGX.
Because we operate in various oil and gas exploration and production regions in the world, we conduct a portion of our business in currencies other than the U.S. dollar. The functional currency for several of our international operations is the applicable local currency. A stronger U.S. dollar against the U.K. pound sterling, the Norwegian kroner and the Brazilian real may result in lower operating income. We manage our exposure to changes in foreign exchange rates principally through arranging compensation in U.S. dollars or freely convertible currency and, to the extent possible, by limiting compensation received in other currencies to amounts necessary to meet obligations denominated in those currencies. We use the exchange rates in effect as of the balance sheet date to translate assets and liabilities as to which the functional currency is the local currency, resulting in translation adjustments that we reflect as accumulated other comprehensive income or loss in the shareholders' equity section of our Consolidated Balance Sheets. We recorded adjustments of $9.5 million and $(78.2) million to our equity accounts for the six-month periods ended June 30, 2014 and 2013, respectively. Negative adjustments reflect the net impact of the strengthening of the U.S. dollar against various foreign currencies for locations where the functional currency is not the U.S. dollar. Conversely, positive adjustments reflect the effect of a weakening dollar.
We recorded foreign currency transaction losses of $0.8 million and $1.0 million in the three- and six-month periods ended June 30, 2014 and $1.5 million and $0.2 million in the three- and six-month periods ended June 30, 2013, respectively, that are included in Other income (expense), net in our Consolidated Statements of Income.

Item 4.	Controls and Procedures.

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2014 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There has been no change in our internal control over financial reporting that occurred during the three months ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

On June 17, 2014, a purported shareholder filed a derivative complaint against all of the current members of our board of directors and one of our former directors, as defendants, and our company, as nominal defendant, in the Court of Chancery of the State of Delaware. Through the complaint, the plaintiff is asserting, on behalf of our company, actions for breach of fiduciary duties and unjust enrichment in connection with prior determinations of our board of directors relating to non-executive director compensation. The plaintiff is seeking relief including disgorgement of payments made to the defendants, an award of unspecified damages and an award for attorneys’ fees and other costs. We intend to file a motion to dismiss the complaint. In any event, our company is only a nominal defendant in this litigation, and we do not expect the resolution of this matter to have a material adverse effect on our results of operations, cash flows or financial position.
Various other actions and claims are pending against us, most of which are covered by insurance. Although we cannot predict the ultimate outcome of these matters, we believe the ultimate liability, if any, that may result from these other actions and claims will not materially affect our results of operations, cash flows or financial position.

Item 6.    Exhibits.

			Registration or File Number	Form of Report	Report Date	Exhibit Number
3.01	*	Restated Certificate of Incorporation	1-10945	10-K	Dec. 2000	3.01
3.02	*	Certificate of Amendment to Restated Certificate of Incorporation	1-10945	8-K	May 2008	3.1
3.03	*	Certificate of Amendment to Restated Certificate of Incorporation	1-10945	8-K	May 2014	3.1
3.04	*	Amended and Restated Bylaws	1-10945	8-K	Dec. 2007	3.1
10.01		Oceaneering Retirement Investment Plan, Amended and Restated effective January 1, 2013
31.01		Rule 13a – 14(a)/15d – 14(a) certification of principal executive officer
31.02		Rule 13a – 14(a)/15d – 14(a) certification of principal financial officer
32.01		Section 1350 certification of principal executive officer
32.02		Section 1350 certification of principal financial officer
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		XBRL Taxonomy Extension Label Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

*		Exhibit previously filed with the Securities and Exchange Commission, as indicated, and incorporated herein by reference.
+		Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

July 30, 2014	/S/ M. KEVIN MCEVOY
Date	M. Kevin McEvoy
Chief Executive Officer and Director
(Principal Executive Officer)

July 30, 2014	/S/ MARVIN J. MIGURA
Date	Marvin J. Migura
Executive Vice President
(Principal Financial Officer)

July 30, 2014	/S/ W. CARDON GERNER
Date	W. Cardon Gerner
Senior Vice President and Chief Financial Officer
(Principal Accounting Officer)

Index to Exhibits

			Registration or File Number	Form of Report	Report Date	Exhibit Number
3.01	*	Restated Certificate of Incorporation	1-10945	10-K	Dec. 2000	3.01
3.02	*	Certificate of Amendment to Restated Certificate of Incorporation	1-10945	8-K	May 2008	3.1
3.03	*	Certificate of Amendment to Restated Certificate of Incorporation	1-10945	8-K	May 2014	3.1
3.04	*	Amended and Restated Bylaws	1-10945	8-K	Dec. 2007	3.1
10.01		Oceaneering Retirement Investment Plan, Amended and Restated effective January 1, 2013
31.01		Rule 13a – 14(a)/15d – 14(a) certification of principal executive officer
31.02		Rule 13a – 14(a)/15d – 14(a) certification of principal financial officer
32.01		Section 1350 certification of principal executive officer
32.02		Section 1350 certification of principal financial officer
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		XBRL Taxonomy Extension Label Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

*		Exhibit previously filed with the Securities and Exchange Commission, as indicated, and incorporated herein by reference.
+		Management contract or compensatory plan or arrangement.