Form 10-Q
period 2014-09-30
OCEANEERING INTERNATIONAL INC
filed 2014-11-04
CIK 73756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☑ No
Number of shares of Common Stock outstanding as of October 17, 2014: 105,011,028

Oceaneering International, Inc.
Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	Sep 30, 2014	Dec 31, 2013
(in thousands, except share data)
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$74,592	$91,430
Accounts receivable, net of allowances for doubtful accounts of $3,928 and $4,168	922,382	768,842
Inventory	434,379	441,789
Other current assets	127,036	131,214
Total Current Assets	1,558,389	1,433,275
Property and Equipment, at cost	2,647,251	2,380,888
Less accumulated depreciation	1,332,487	1,191,789
Net Property and Equipment	1,314,764	1,189,099
Other Assets:
Goodwill	360,212	344,018
Investments in unconsolidated affiliates	33,905	37,462
Other non-current assets	124,185	124,646
Total Other Assets	518,302	506,126
Total Assets	$3,391,455	$3,128,500
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$143,148	$129,632
Accrued liabilities	510,622	516,628
Income taxes payable	71,772	80,828
Total Current Liabilities	725,542	727,088
Long-term Debt	250,000	—
Other Long-term Liabilities	397,040	357,972
Commitments and Contingencies
Shareholders’ Equity:
Common Stock, par value $0.25 per share; 360,000,000 and 180,000,000 shares authorized; 110,834,088 shares issued	27,709	27,709
Additional paid-in capital	224,625	222,402
Treasury stock; 5,823,060 and 2,636,644 shares, at cost	(303,341)	(75,736)
Retained earnings	2,165,741	1,921,642
Accumulated other comprehensive income (loss)	(95,861)	(52,577)
Total Shareholders' Equity	2,018,873	2,043,440
Total Liabilities and Shareholders' Equity	$3,391,455	$3,128,500
The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended Sep 30,		Nine Months Ended Sep 30,
(in thousands, except per share data)	2014	2013	2014	2013
Revenue	$973,089	$853,297	$2,740,697	$2,392,221
Cost of services and products	731,234	647,805	2,091,136	1,824,490
Gross Margin	241,855	205,492	649,561	567,731
Selling, general and administrative expense	59,937	51,756	173,470	159,368
Income from Operations	181,918	153,736	476,091	408,363
Interest income	130	39	250	472
Interest expense	(677)	(851)	(1,486)	(2,167)
Equity earnings (losses) of unconsolidated affiliates	9	134	(19)	109
Other income (expense), net	(392)	(639)	(515)	(840)
Income before Income Taxes	180,988	152,419	474,321	405,937
Provision for income taxes	56,650	48,012	148,463	127,870
Net Income	$124,338	$104,407	$325,858	$278,067
Cash Dividends declared per Share	$0.27	$0.22	$0.76	$0.62
Basic Earnings per Share	$1.16	$0.97	$3.03	$2.57
Diluted Earnings per Share	$1.16	$0.96	$3.01	$2.56
The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended Sep 30,		Nine Months Ended Sep 30,
(in thousands)	2014	2013	2014	2013
Net Income	$124,338	$104,407	$325,858	$278,067

Other comprehensive income, net of tax:

Foreign currency translation adjustments	(52,742)	17,506	(43,284)	(60,687)

Total other comprehensive income (loss)	(52,742)	17,506	(43,284)	(60,687)

Total Comprehensive Income	$71,596	$121,913	$282,574	$217,380

The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended Sep 30,
(in thousands)	2014	2013
Cash Flows from Operating Activities:
Net income	$325,858	$278,067
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	169,029	150,973
Deferred income tax provision	45,992	41,524
Net loss (gain) on sales of property and equipment	(1,241)	106
Noncash compensation	15,897	14,546
Distributions of prior earnings of unconsolidated affiliates	—	348
Excluding the effects of acquisitions, increase (decrease) in cash from:
Accounts receivable	(152,492)	(80,736)
Inventory	7,536	(114,736)
Other operating assets	2,308	(18,380)
Currency translation effect on working capital	(14,148)	(11,028)
Current liabilities	(12,893)	102,497
Other operating liabilities	(1,700)	1,743
Total adjustments to net income	58,288	86,857
Net Cash Provided by Operating Activities	384,146	364,924
Cash Flows from Investing Activities:
Purchases of property and equipment	(301,488)	(268,579)
Business acquisitions, net of cash acquired	(39,788)	(11,855)
Distributions of capital from unconsolidated affiliates	3,534	3,602
Dispositions of property and equipment	2,118	11,470
Net Cash Used in Investing Activities	(335,624)	(265,362)
Cash Flows from Financing Activities:
Net proceeds (payments) of revolving credit facility	250,000	(53,804)
Excess tax benefits from employee benefit plans	3,083	3,124
Payments of dividends	(81,759)	(67,082)
Repurchases of treasury stock	(236,684)	—
Net Cash Used in Financing Activities	(65,360)	(117,762)
Net Decrease in Cash and Cash Equivalents	(16,838)	(18,200)
Cash and Cash Equivalents—Beginning of Period	91,430	120,549
Cash and Cash Equivalents—End of Period	$74,592	$102,349
The accompanying Notes are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    SUMMARY OF MAJOR ACCOUNTING POLICIES

Basis of Presentation. We have prepared these unaudited consolidated financial statements pursuant to instructions for quarterly reports on Form 10-Q, which we are required to file with the U.S. Securities and Exchange Commission. These financial statements do not include all information and footnotes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). These financial statements reflect all adjustments that we believe are necessary to present fairly our financial position at September 30, 2014 and our results of operations and cash flows for the periods presented. Except as otherwise disclosed herein, all such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in our annual report on Form 10-K for the year ended December 31, 2013. The results for interim periods are not necessarily indicative of annual results.
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
We capitalize interest on assets where the construction period is anticipated to be more than three months. We capitalized $0.1 million and no interest in the three-month periods ended September 30, 2014 and 2013, respectively, and $0.3 million and no interest in the nine-month periods ended September 30, 2014 and 2013, respectively. We do not allocate general administrative costs to capital projects.
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

2.    INVENTORY
The following is information regarding our inventory:

(in thousands)	Sep 30, 2014	Dec 31, 2013
Inventory:
Remotely operated vehicle parts and components	$210,725	$190,403
Other, primarily raw materials	223,654	251,386
Total	$434,379	$441,789

3.    DEBT
Long-term Debt consisted of the following:

(in thousands)	Sep 30, 2014	Dec 31, 2013
Revolving credit facility	$250,000	$—
Long-term Debt	$250,000	$—

At September 30, 2014, we had $250 million of long-term debt outstanding and $150 million available under our revolving credit facility provided under a credit agreement with a group of banks. In October 2014, we entered into a new credit agreement (the "Credit Agreement") that replaced the revolving credit facility that was in effect at September 30, 2014. The Credit Agreement provides for a three-year $300 million delayed-draw term loan scheduled to mature in October 2017 and a five-year, $500 million revolving credit facility scheduled to mature in October 2019. Subject to certain conditions, the aggregate commitments under the revolving credit facility may be increased by up to $300 million by obtaining additional commitments from existing and/or new lenders.

Borrowings under the Credit Agreement may be used for working capital and general corporate purposes. Borrowings under the Credit Agreement bear interest at an adjusted base rate or the Eurodollar Rate (as defined in the agreement), at our option, plus an applicable margin. Depending on our debt to Consolidated EBITDA (as defined) ratio, the applicable margin varies: (1) in the case of adjusted base rate advances, from 0.125% to 0.750% for the revolving credit facility, 0% to 0.500% for the term loan; and (2) in the case of Eurodollar Rate advances, from 1.125% to 1.750% for the revolving credit facility, 1.000% to 1.500% for the term loan. The adjusted base rate is the highest of (1) the per annum rate established by the administrative agent as its prime rate, (2) the federal funds rate plus 0.50% and (3) the daily one-month LIBOR plus 1%. Should we obtain ratings of our senior unsecured debt by two specified credit rating agencies, we have a one-time option to change from the debt to Consolidated EBITDA pricing grid to a grid based on our debt rating.

The Credit Agreement contains various covenants that we believe are customary for agreements of this nature, including, but not limited to, restrictions on our ability and the ability of each of our subsidiaries to incur debt, grant liens, make certain investments, make distributions, merge or consolidate, sell substantially all of our assets, enter into transactions with affiliates and enter into certain restrictive agreements. We are also subject to a maximum debt to EBITDA ratio. The Credit Agreement includes customary events of default and associated remedies.

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

The carrying values of cash and cash equivalents approximate their fair values due to the short-term maturity of those instruments. Accounts receivable are generated from a broad group of customers, primarily from within the energy industry, which is our major source of revenue. Due to their short-term nature, carrying values of our accounts receivable and accounts payable approximate fair market values. We had borrowings of $250 million at September 30, 2014 under our revolving credit facility. Due to the short-term nature of the associated interest rate periods, the carrying value of our debt under the revolving credit facility approximates its fair value. Our debt is classified as Level 2 in the fair value hierarchy under U.S. GAAP (inputs other than quoted prices in active markets for similar assets and liabilities that are observable or can be corroborated by observable market data for substantially the full term for the assets or liabilities).

In the fourth quarter of 2013, we began to experience delays in payment from OGX Petróleo e Gás S.A. ("OGX"), a customer in Brazil. The parent company of OGX missed making an interest payment on its bonds and, on October 30, 2013, OGX and its parent filed for a restructuring process under Brazilian law, which grants the filer judicial protection from creditors while a restructuring plan is developed for approval. As of September 30, 2014, we had accounts receivable due from OGX of approximately $3.2 million related to operations prior to the restructuring filing. This amount had not been paid by November 4, 2014, and we have established an allowance for doubtful accounts for the entire amount, primarily in the fourth quarter of 2013. At this time, we cannot predict the ultimate outcome of this situation and whether or to what extent we will collect our accounts receivable from OGX.

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

	Three Months Ended Sep 30,		Nine Months Ended Sep 30,
(in thousands)	2014	2013	2014	2013
Basic shares outstanding	106,923	108,197	107,694	108,117
Effect of restricted stock units	484	586	486	586
Diluted shares outstanding	107,407	108,783	108,180	108,703
We had been paying a quarterly cash dividend of $0.22 per share to our common shareholders since the second quarter of 2013. In April 2014, our Board of Directors increased our dividend to $0.27 per share, commencing with the dividend we paid in June 2014. Our latest $0.27 per share quarterly dividend was declared in October 2014 and is payable in December 2014.
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
For each of the restricted stock units granted in 2012 through 2014, at the earlier of three years after grant or at termination of employment or service, the grantee will be issued a share of our common stock for each common stock unit vested. As of September 30, 2014 and December 31, 2013, respective totals of 827,366 and 960,290 shares of restricted stock or restricted stock units were outstanding.
We estimate that stock-based compensation cost not yet recognized related to shares of restricted stock or restricted stock units, based on their grant-date fair values, was $20 million at September 30, 2014. This expense is being recognized on a staged-vesting basis over three years for awards attributable to individuals meeting certain age and years-of-service requirements, and on a straight-line basis over the applicable vesting period of one or three years for the other awards.

Share Repurchase Plan. In February 2010, our Board of Directors approved a plan to repurchase up to 12 million shares of our common stock. Under this plan, we had repurchased 6.6 million shares of our common stock for $323 million through September 30, 2014. We repurchased 3.5 million shares for $237 million during the nine months ended September 30, 2014. We account for the shares we hold in treasury under the cost method, at average cost.

6.    INCOME TAXES

During interim periods, we provide for income taxes based on our current estimated annual effective tax rate using assumptions as to (1) earnings and other factors that would affect the tax provision for the remainder of the year and (2) the operations of foreign branches and subsidiaries that are subject to local income and withholding taxes. We conduct business through several foreign subsidiaries and, although we expect our consolidated operations to be profitable, there is no assurance that profits will be earned in entities or jurisdictions that have net operating loss carryforwards available. The primary difference between (1) our effective tax rates of 31.3% in the nine-month period ended September 30, 2014 and 31.5% in the nine-month period ended September 30, 2013 and (2) the federal statutory rate of 35% reflects our intention to indefinitely reinvest in certain of our international operations. As a result, we do not provide for U.S. taxes on that portion of our foreign earnings.
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
We account for any applicable interest and penalties on uncertain tax positions as a component of our provision for income taxes on our financial statements. Including associated foreign tax credits and penalties and interest, we have accrued a net total of $5.7 million in the caption "other long-term liabilities" on our balance sheet for unrecognized tax benefits at September 30, 2014. All additions or reductions to those liabilities would affect our effective income tax rate in the periods of change.
Our tax returns are subject to audit by taxing authorities in multiple jurisdictions. These audits often take years to complete and settle. The following lists the earliest tax years open to examination by tax authorities where we have significant operations:

Jurisdiction	Periods
United States	2011
United Kingdom	2010
Norway	2004
Angola	2009
Brazil	2008
Australia	2010

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

The table that follows presents Revenue and Income from Operations by business segment for each of the periods indicated.

	Three Months Ended			Nine Months Ended
(in thousands)	Sep 30, 2014	Sep 30, 2013	Jun 30, 2014	Sep 30, 2014	Sep 30, 2013
Revenue
Oilfield
Remotely Operated Vehicles	$285,385	$254,979	$268,274	809,478	726,770
Subsea Products	336,745	263,671	327,252	924,007	735,692
Subsea Projects	151,560	143,132	136,199	425,949	349,782
Asset Integrity	134,734	118,657	130,229	389,122	358,246
Total Oilfield	908,424	780,439	861,954	2,548,556	2,170,490
Advanced Technologies	64,665	72,858	65,453	192,141	221,731
Total	$973,089	$853,297	$927,407	$2,740,697	$2,392,221
Income from Operations
Oilfield
Remotely Operated Vehicles	$88,350	$74,710	$75,825	$240,915	$209,764
Subsea Products	83,430	61,737	79,497	217,443	166,576
Subsea Projects	27,339	30,700	25,863	73,739	66,310
Asset Integrity	19,583	16,373	15,915	49,583	45,351
Total Oilfield	218,702	183,520	197,100	581,680	488,001
Advanced Technologies	2,863	6,400	198	6,016	25,241
Unallocated Expenses	(39,647)	(36,184)	(35,987)	(111,605)	(104,879)
Total	$181,918	$153,736	$161,311	$476,091	$408,363
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

Certain statements we make in this quarterly report on Form 10-Q are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements include, without limitation, statements regarding our expectations about:

•
fourth quarter of 2014 and the full years of 2014 and 2015 operating results, operating margins and earnings per share, and the contributions from our segments to those results (including anticipated margin and utilization information);

•	demand growth and business activity levels;

•
our plans for future operations (including planned additions to our remotely operated vehicle ("ROV") fleet, our intent regarding the new multiservice subsea support vessel scheduled for delivery in 2016, and other capital expenditures);

•	our future cash flows;

•	the adequacy of our liquidity and capital resources;

•	our expectations regarding shares to be repurchased under our share repurchase plan;

•	our anticipated tax rates and underlying assumptions;

•	seasonality; and

•	industry conditions.

These forward-looking statements are subject to various risks, uncertainties and assumptions, including those we have referred to under the headings "Risk Factors" and "Cautionary Statement Concerning Forward-Looking Statements" in Part I of our annual report on Form 10-K for the year ended December 31, 2013 and "Risk Factors" in Part II of this report. Although we believe that the expectations reflected in such forward-looking statements are reasonable, because of the inherent limitations in the forecasting process, as well as the relatively volatile nature of the industries in which we operate, we can give no assurance that those expectations will prove to have been correct. Accordingly, evaluation of our future prospects must be made with caution when relying on forward-looking information.

The following discussion should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our annual report on Form 10-K for the year ended December 31, 2013.

Executive Overview

We expect our 2014 diluted earnings per share to be in the range of $3.95 to $4.00, as compared to our 2013 diluted earnings per share of $3.42, with continued global demand growth for our services and products to support deepwater drilling, field development, and inspection, maintenance and repair activities. We believe our operating income will be higher in 2014 than 2013 for each of our Oilfield business operating segments, notably:

•	ROVs on greater service demand to support drilling and vessel-based projects;

•	Subsea Products on higher demand for all of our major product lines; and

•	Subsea Projects on growth in deepwater intervention service activity offshore Angola.

We added 41 new ROVs to our fleet during the nine months ended September 30, 2014 and retired 13, resulting in a total of 332 ROVs in our ROV segment fleet. We plan to add at least 7 more new ROVs during the fourth quarter of 2014. We currently expect to retire, on average, 4% to 5% of our fleet on an annual basis.

We forecast our fourth quarter 2014 diluted earnings per share to be in the range of $0.94 to $0.99. For the fourth quarter, we anticipate operating income decreases from the third quarter from all of our oilfield operating business segments due to normal seasonality and project timing. We expect our 2015 diluted earnings per share to be in the range of $4.10 to $4.50, with an operating margin in the range of 16% to 17%.

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

Critical Accounting Policies and Estimates

For information about our Critical Accounting Policies and Estimates, please refer to the discussion in our annual report on Form 10-K for the year ended December 31, 2013 under the heading "Critical Accounting Policies and Estimates" in Item 7 – "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Liquidity and Capital Resources

At September 30, 2014, we had working capital of $833 million, including $75 million of cash and cash equivalents. Additionally, we had $150 million of remaining borrowing capacity available under our revolving credit facility, which we increased from $300 million to $400 million during the quarter. In October 2014, we replaced our revolving credit agreement and entered into a new credit agreement with a group of banks. The October 2014 credit agreement includes a $300 million, three-year, delayed-draw term loan and a $500 million, five-year, revolving credit facility. We consider our liquidity and capital resources to be adequate to support our existing operations, capital commitments, and anticipated dividends.

Our capital expenditures, including $40 million for two small business acquisitions, were $341 million during the first nine months of 2014, as compared to $280 million during the first nine months of last year. Of the $341 million of capital expenditures in 2014, $147 million was invested in our ROV segment, $86 million was invested in our Subsea Projects segment, $81 million was invested in our Subsea Products segment. We added 41 new ROVs to our fleet during the nine months ended September 30, 2014 and retired 13, resulting in a total of 332 ROVs in our ROV segment fleet. We plan to add seven more new ROVs during the fourth quarter of 2014. We currently expect to retire, on average, 4% to 5% of our fleet on an annual basis. The $86 million we invested in our Subsea Projects segment includes $39 million related to the new multiservice subsea support vessel discussed below. Our capital expenditures in the nine months ended September 30, 2013 included $178 million invested in our ROV segment and $68 million in our Subsea Products segment. We estimate our capital expenditures for 2014, including business acquisitions made through September 30, 2014, will be approximately $450 million, with approximately $185 million for upgrading and adding vehicles to our ROV fleet, $120 million for enhancing our Subsea Products capabilities and $100 million for Subsea Projects, including construction progress payments for the new multiservice subsea support vessel discussed below, which is scheduled for delivery by the end of the first quarter of 2016. Our preliminary estimate is that our capital expenditures, excluding business acquisitions, in 2015 will be in the range of $300 million to $400 million.

We have chartered a multiservice subsea support vessel, the Ocean Intervention III, for a term that extends through January 2015, with annual extension options for up to two additional years. The Ocean Intervention III is working under our contract for field support vessel services offshore Angola. We have chartered the multiservice subsea support vessel Bourbon Oceanteam 101 through January 2017 to work on the same contract. Each of those vessels has been outfitted with two of our high specification work-class ROVs.

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

At September 30, 2014, we had $250 million of long-term debt outstanding and $150 million available under our revolving credit facility provided under a credit agreement with a group of banks. In October 2014, we entered into a new credit agreement (the "Credit Agreement") that replaced the revolving credit facility that was in effect at September 30, 2014. The Credit Agreement provides for a three-year $300 million delayed-draw term loan scheduled to mature in October 2017 and a five-year, $500 million revolving credit facility scheduled to mature in October 2019. Subject to certain conditions, the aggregate commitments under the revolving credit facility may be increased by up to $300 million by obtaining additional commitments from existing and/or new lenders.

Borrowings under the Credit Agreement may be used for working capital and general corporate purposes. Borrowings under the Credit Agreement bear interest at an adjusted base rate or the Eurodollar Rate (as defined in the agreement), at our option, plus an applicable margin. Depending on our debt to Consolidated EBITDA (as defined) ratio, the applicable margin varies: (1) in the case of adjusted base rate advances, from 0.125% to 0.750% for the revolving credit facility, 0% to 0.500% for the term loan; and (2) in the case of Eurodollar Rate advances, from 1.125% to 1.750% for the revolving credit facility, 1.000% to 1.500% for the term loan. The adjusted base rate is the highest of (1) the per annum rate established by the administrative agent as its prime rate, (2) the federal funds rate plus 0.50% and (3) the daily one-month LIBOR plus 1%. Should we obtain ratings of our senior unsecured debt by two specified credit rating agencies, we have a one-time option to change from the debt to Consolidated EBITDA pricing grid to a grid based on our debt rating.

The Credit Agreement contains various covenants that we believe are customary for agreements of this nature, including, but not limited to, restrictions on our ability and the ability of each of our subsidiaries to incur debt, grant liens, make certain investments, make distributions, merge or consolidate, sell substantially all of our assets, enter into transactions with affiliates and enter into certain restrictive agreements. We are also subject to a maximum debt to EBITDA ratio. The Credit Agreement includes customary events of default and associated remedies.

Our principal source of cash from operating activities is our net income, adjusted for the non-cash effects of depreciation and amortization, deferred income taxes and noncash compensation under our share-based compensation plans. Our $384 million and $365 million of cash provided from operating activities in the nine-month periods ended September 30, 2014 and 2013, respectively, were principally affected by cash increases (decreases) of:

•	$(152) million and $(81) million, respectively, from changes in accounts receivable;

•	$8 million and $(115) million, respectively, from changes in inventory; and

•	$(13) million and $102 million, respectively, from changes in current liabilities.

The increases in accounts receivable generally reflect the business levels of the third quarter of the year as opposed to the fourth quarter of the preceding year. In particular, the accounts receivable increase in 2014 primarily related to foreign oilfield operations. The increase in inventory levels in 2013 reflected our preparations to meet the requirements of our higher Subsea Products backlog and our increasing ROV fleet. The 2013 increase in cash related to changes in current liabilities reflected generally increasing business levels.

In the nine months ended September 30, 2014, we used $336 million of cash in investing activities. The cash used in investing activities related to the capital expenditures described above. We also used $65 million in financing activities, which included net borrowings under our revolving credit facility of $250 million and uses of cash for repurchases of 3,500,000 shares of treasury stock for $237 million and the payment of cash dividends of $82 million. In the nine months ended September 30, 2013, we used $265 million of cash in investing activities. The cash used in investing activities was used for the capital expenditures described above. In the nine months ended September 30, 2013, we used $118 million of cash in financing activities, which included net payments of $54 million related to our revolving credit facility and the payment of cash dividends of $67 million.

We have not guaranteed any debt not reflected on our consolidated balance sheet, and we do not have any off-balance sheet arrangements, as defined by SEC rules.

In February 2010, our Board of Directors approved a plan to repurchase up to 12 million shares of our common stock. Under this plan, we had repurchased 6.6 million shares of our common stock for $323 million through September 30, 2014. We repurchased 3.5 million shares during the nine months ended September 30, 2014 for $237 million. We account for the shares we hold in treasury under the cost method, at average cost. The timing and amount of any future repurchases will be determined by our management. We expect that any additional shares repurchased under the plan will be held as treasury stock for future use. The plan does not obligate us to repurchase any particular number of shares, although we intend to repurchase all of these shares in due course. To fund additional share repurchases, we may borrow long-term debt outside of our bank credit facilities.
We had been paying a quarterly cash dividend of $0.22 per share to our common shareholders since the second quarter of 2013. In April 2014, our Board of Directors increased our dividend to $0.27 per share, commencing with the dividend we paid in June 2014. Our latest $0.27 per share quarterly dividend was declared in October 2014 and is payable in December 2014.

Results of Operations

We operate in five business segments. The segments are contained within two businesses — services and products provided to the oil and gas industry ("Oilfield") and all other services and products ("Advanced Technologies"). Our Unallocated Expenses are those not associated with a specific business segment.

Consolidated revenue and profitability information is as follows:

	Three Months Ended			Nine Months Ended
(dollars in thousands)	Sep 30, 2014	Sep 30, 2013	Jun 30, 2014	Sep 30, 2014	Sep 30, 2013
Revenue	$973,089	$853,297	$927,407	$2,740,697	$2,392,221
Gross Margin	241,855	205,492	218,215	649,561	567,731
Gross Margin %	25%	24%	24%	24%	24%
Operating Income	181,918	153,736	161,311	476,091	408,363
Operating Income %	19%	18%	17%	17%	17%

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

	Three Months Ended			Nine Months Ended
(dollars in thousands)	Sep 30, 2014	Sep 30, 2013	Jun 30, 2014	Sep 30, 2014	Sep 30, 2013
Remotely Operated Vehicles
Revenue	$285,385	$254,979	$268,274	$809,478	$726,770
Gross Margin	98,511	85,193	86,685	272,386	241,527
Operating Income	88,350	74,710	75,825	240,915	209,764
Operating Income %	31%	29%	28%	30%	29%
Days available	30,103	27,567	29,059	87,013	80,666
Days utilized	25,247	23,684	24,510	73,626	67,750
Utilization	84%	86%	84%	85%	84%

Subsea Products
Revenue	336,745	263,671	327,252	924,007	735,692
Gross Margin	105,406	80,896	99,558	280,093	225,630
Operating Income	83,430	61,737	79,497	217,443	166,576
Operating Income %	25%	23%	24%	24%	23%
Backlog at end of period	768,000	857,000	850,000	768,000	857,000

Subsea Projects
Revenue	151,560	143,132	136,199	425,949	349,782
Gross Margin	31,749	33,992	30,122	86,280	76,904
Operating Income	27,339	30,700	25,863	73,739	66,310
Operating Income %	18%	21%	19%	17%	19%

Asset Integrity
Revenue	134,734	118,657	130,229	389,122	358,246
Gross Margin	27,687	22,094	23,207	72,760	64,662
Operating Income	19,583	16,373	15,915	49,583	45,351
Operating Income %	15%	14%	12%	13%	13%

Total Oilfield
Revenue	$908,424	$780,439	$861,954	$2,548,556	$2,170,490
Gross Margin	263,353	222,175	239,572	711,519	608,723
Operating Income	218,702	183,520	197,100	581,680	488,001
Operating Income %	24%	24%	23%	23%	22%

In general, our Oilfield business focuses on supplying services and products to the deepwater sector of the offshore market. We are the world's largest provider of ROV services, and this business segment typically is the largest contributor to our Oilfield business operating income.

Our ROV segment revenue reflects the utilization percentages, fleet sizes and average pricing of the respective periods. Our ROV operating income increased in the quarter ended September 30, 2014 compared to both the corresponding quarter of the prior year and the immediately preceding quarter from higher demand for both drilling support and vessel-based services and an improvement in margins. The margin increases were from a change in geographic mix which resulted in higher average revenue per day-on-hire. Our ROV operating income increase for the nine months ended September 30, 2014 compared to the corresponding period of the prior year was mostly due to higher demand, particularly in the U.S. Gulf of Mexico and offshore Africa. We added 41 new ROVs to our fleet during the nine months ended September 30, 2014 and retired 13, resulting in a total of 332 ROVs in our ROV segment fleet. We plan to add seven more new ROVs during the fourth quarter of 2014. We currently expect to retire, on average, 4% to 5% of our fleet on an annual basis. We expect our full-year 2014 ROV operating income to exceed that of 2013, due to increases in fleet size and days on hire. In 2015, we project ROV income will grow modestly on the strength of greater service demand to support drilling and vessel-based projects. We anticipate adding 20 to 25 new ROVs to our fleet in 2015 and having an operating margin in the range of 29% to 30%.

We achieved record Subsea Products operating income in the quarter ended September 30, 2014. Compared to the corresponding quarter of 2013, our Subsea Products operating income in the third quarter of 2014 improved on increased demand for all of our major product lines, led by tooling and subsea work systems. Our Subsea Products revenue and operating income were also higher than the immediately preceding quarter, primarily due to increased demand for tooling and subsea work systems. Our Subsea Products operating income increase for the nine months ended September 30, 2014 compared to the corresponding period of the prior year was due to higher demand for all of our major product lines. Our Subsea Products backlog was $768 million at September 30, 2014 compared to $906 million at December 31, 2013. We believe Subsea Products operating income will be higher in 2014 compared to 2013 from improved results in all of our major product lines. In 2015, we forecast an increase in our Subsea Products operating income from higher demand for tooling and subsea work systems and installation and workover control system services. We anticipate an operating margin of 20% to 22%.

Our Subsea Projects operating income was lower in the quarter ended September 30, 2014 than the corresponding quarter of the prior year due to lower demand for both deepwater intervention and diving services in the U.S. Gulf of Mexico. The decline in deepwater service demand was partially due to the Loop Current that was present during the quarter and resulted in work delays. Our revenue and operating income for Subsea Projects increased compared to the immediately preceding quarter from a seasonal increase in diving services in the U.S. Gulf of Mexico. We had higher Subsea Projects operating income in the nine months ended September 30, 2014 than during the corresponding period of the prior year due to increased deepwater activity offshore Africa, including work associated with the Bourbon Evolution 803. We expect higher Subsea Projects operating income in 2014 compared to 2013 on growth in work offshore Angola. We also obtained a contract to provide diving services offshore Angola to perform underwater vessel inspections in lieu of drydocking commencing in the fourth quarter of 2014. We anticipate chartering an additional deepwater multi-service subsea support vessel to work in the U.S. Gulf of Mexico in 2015. For 2015, we anticipate higher operating income resulting from higher demand for our deepwater intervention services in the U.S. Gulf of Mexico and for our diving services offshore Angola and in the U.S. Gulf of Mexico.

For the quarter ended September 30, 2014, our Asset Integrity operating income was higher than both the corresponding quarter of the prior year and that of the immediately preceding quarter, largely from a $2.5 million gain on the sale of a non-core operation that was part of our acquisition of AGR Field Operations Holdings AS in 2011. Our Asset Integrity operating income for the nine months ended September 30, 2014 was slightly higher than that of the corresponding period of the prior year from that gain and slightly higher international service demand. In 2014, we expect Asset Integrity to generate higher operating income than 2013 on increased service revenue in most of the geographic areas in which we operate. We expect our 2015 Asset Integrity operating income to be higher than in 2014 on increased refinery and offshore production platform service sales in the U.S. and Australia, and on subsea infrastructure projects worldwide. We do not anticipate our 2015 operating margin to differ much from that of 2014.

Advanced Technologies

Revenue and margin information was as follows:

	Three Months Ended			Nine Months Ended
(dollars in thousands)	Sep 30, 2014	Sep 30, 2013	Jun 30, 2014	Sep 30, 2014	Sep 30, 2013
Revenue	$64,665	$72,858	$65,453	$192,141	$221,731
Gross Margin	7,439	11,170	5,597	20,763	39,423
Operating Income	2,863	6,400	198	6,016	25,241
Operating Income %	4%	9%	—%	3%	11%

Advanced Technologies operating income for the three- and nine-month periods ended September 30, 2014 was lower than that of the corresponding periods of 2013 on decreased activity on theme park projects and vessel maintenance work for the U.S. Navy, and lower margins on the theme park work we did perform. Advanced Technologies operating income for the third quarter of 2014 was higher than that of the immediately preceding quarter due to higher profitability on vessel maintenance and engineering services for the U.S. Navy, which was attributable to an increase in award and incentive fees and improved indirect cost recovery. For 2014, we expect Advanced Technologies operating income and operating margin to be much less than that of 2013. We expect a significant improvement in our Advanced Technologies operating income in 2015 due to the resolution of execution issues on certain U.S. Navy and commercial projects that have hampered our results in 2014, and additional service work for the U.S. Navy. We expect our operating margin to increase to our historical 8% to 9%.

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

The following table sets forth our Unallocated Expenses for the periods indicated.

	Three Months Ended			Nine Months Ended
(dollars in thousands)	Sep 30, 2014	Sep 30, 2013	Jun 30, 2014	Sep 30, 2014	Sep 30, 2013
Gross margin expenses	$28,937	$27,853	$26,954	$82,721	$80,415
Operating income expenses	39,647	36,184	35,987	111,605	104,879
% of revenue	4%	4%	4%	4%	4%

In 2015, we expect our Unallocated Expenses to increase at a rate higher than our revenue growth from expenditures to improve our information technology infrastructure.

Other

The following table sets forth our significant financial statement items below the income from operations line.

	Three Months Ended			Nine Months Ended
(in thousands)	Sep 30, 2014	Sep 30, 2013	Jun 30, 2014	Sep 30, 2014	Sep 30, 2013
Interest income	$130	$39	$41	$250	$472
Interest expense	(677)	(851)	(398)	(1,486)	(2,167)
Equity earnings (losses) of unconsolidated affiliates	9	134	8	(19)	109
Other income (expense), net	(392)	(639)	(417)	(515)	(840)
Provision for income taxes	56,650	48,012	50,250	148,463	127,870

In addition to interest on borrowings, interest expense includes fees for lender commitments under our revolving credit agreement and fees for standby letters of credit and bank guarantees that banks issue on our behalf for performance bonds, bid bonds and self-insurance requirements.

Foreign currency transaction gains and losses is the principal component of Other income (expense), net.

The provisions for income taxes were related to U.S. income taxes that we provided at estimated annual effective rates using assumptions as to earnings and other factors that would affect the tax provision for the remainder of the year, and to the operations of foreign branches and subsidiaries that were subject to local income and withholding taxes. We anticipate our effective tax rate for 2014 will be 31.3%. The primary difference between our current 2014 estimated effective tax rate of 31.3% and the federal statutory tax rate of 35% reflects our intention to indefinitely reinvest in certain of our international operations. As a result, we do not provide for U.S. taxes on that portion of our foreign earnings.

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

In the fourth quarter of 2013, we began to experience delays in payment from OGX Petróleo e Gás S.A. ("OGX"), a customer in Brazil. The parent company of OGX missed making an interest payment on its bonds and, on October 30, 2013, OGX and its parent filed for a restructuring process under Brazilian law, which grants the filer judicial protection from creditors while a restructuring plan is developed for approval. As of September 30, 2014, we had accounts receivable due from OGX of approximately $3.2 million related to operations prior to the restructuring filing. This amount had not been paid by November 4, 2014, and we have set up an allowance for doubtful accounts for the entire amount, primarily in the fourth quarter of 2013. At this time, we cannot predict the ultimate outcome of this situation and whether or to what extent we will collect our accounts receivable from OGX.
Because we operate in various oil and gas exploration and production regions in the world, we conduct a portion of our business in currencies other than the U.S. dollar. The functional currency for several of our international operations is the applicable local currency. A stronger U.S. dollar against the U.K. pound sterling, the Norwegian kroner and the Brazilian real may result in lower operating income. We manage our exposure to changes in foreign exchange rates principally through arranging compensation in U.S. dollars or freely convertible currency and, to the extent possible, by limiting compensation received in other currencies to amounts necessary to meet obligations denominated in those currencies. We use the exchange rates in effect as of the balance sheet date to translate assets and liabilities as to which the functional currency is the local currency, resulting in translation adjustments that we reflect as accumulated other comprehensive income or loss in the shareholders' equity section of our Consolidated Balance Sheets. We recorded adjustments of $(43.3) million and $(60.7) million to our equity accounts for the nine-month periods ended September 30, 2014 and 2013, respectively. Negative adjustments reflect the net impact of the strengthening of the U.S. dollar against various foreign currencies for locations where the functional currency is not the U.S. dollar. Conversely, positive adjustments reflect the effect of a weakening dollar.
We recorded foreign currency transaction losses of $0.8 million and $1.0 million in the three- and nine-month periods ended September 30, 2014 and $0.4 million and $0.6 million in the three- and nine-month periods ended September 30, 2013, respectively, that are included in Other income (expense), net in our Consolidated Statements of Income.

Item 4.	Controls and Procedures.

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2014 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There has been no change in our internal control over financial reporting that occurred during the three months ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.    Risk Factors.

The following discussion updates the risk factor disclosure in "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2013.
Our information technology systems are subject to interruption and cybersecurity risks that could adversely impact our operations.
We continue to evaluate potential replacements or upgrades of existing key information technology systems. The implementation of new information technology systems or upgrades to existing systems subjects us to inherent costs and risks associated with replacing or changing these systems, including potential disruption of our internal control structure, substantial capital expenditures, demands on management time and other risks. Our possible new information technology systems implementations or upgrades may not result in productivity improvements at the levels anticipated, or at all. In addition, the implementation of new or upgraded information technology systems may cause disruptions in our business operations. Any such disruption, and any other information technology system disruptions, if not anticipated and appropriately mitigated, could have a material adverse effect on our operations.
Our operations (both onshore and offshore) are highly dependent on information technology systems. Threats to our information technology systems associated with cybersecurity risks and cyber incidents or attacks continue to grow. In addition, breaches to our systems could go unnoticed for some period of time. Risks associated with these threats include disruptions of certain systems on our vessels or utilized to operate our ROVs; other impairments of our ability to conduct our operations; loss of or damage to intellectual property, proprietary information or customer data; disruption of our customers’ operations; loss or damage to our customer data delivery systems; and increased costs to prevent, respond to or mitigate cybersecurity incidents. If such a cyber-incident were to occur, it could have a material adverse effect on our business and our consolidated financial condition, results of operations and cash flows.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

(c)    Purchases of equity securities by the issuer and affiliated purchasers.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
July 1 through July 31, 2014	—	N/A	—	8,400,000
August 1 through August 31, 2014	1,500,000	$68.2062	1,500,000	6,900,000
September 1 through September 30, 2014	1,500,000	66.0726	1,500,000	5,400,000
Total	3,000,000	$67.1394	3,000,000	5,400,000

Item 6.    Exhibits.

			Registration or File Number	Form of Report	Report Date	Exhibit Number
3.01	*	Restated Certificate of Incorporation	1-10945	10-K	Dec. 2000	3.01
3.02	*	Certificate of Amendment to Restated Certificate of Incorporation	1-10945	8-K	May 2008	3.1
3.03	*	Certificate of Amendment to Restated Certificate of Incorporation	1-10945	8-K	May 2014	3.1
3.04	*	Amended and Restated Bylaws	1-10945	8-K	Dec. 2007	3.1
10.01		Oceaneering Retirement Investment Plan, Amended and Restated effective January 1, 2013	1-10945	8-K	June 2014	10.01
31.01		Rule 13a – 14(a)/15d – 14(a) certification of principal executive officer
31.02		Rule 13a – 14(a)/15d – 14(a) certification of principal financial officer
32.01		Section 1350 certification of principal executive officer
32.02		Section 1350 certification of principal financial officer
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		XBRL Taxonomy Extension Label Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

*		Exhibit previously filed with the Securities and Exchange Commission, as indicated, and incorporated herein by reference.
+		Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 4, 2014	/S/ M. KEVIN MCEVOY
Date	M. Kevin McEvoy
Chief Executive Officer and Director
(Principal Executive Officer)

November 4, 2014	/S/ MARVIN J. MIGURA
Date	Marvin J. Migura
Executive Vice President
(Principal Financial Officer)

November 4, 2014	/S/ W. CARDON GERNER
Date	W. Cardon Gerner
Senior Vice President and Chief Financial Officer
(Principal Accounting Officer)

Index to Exhibits

			Registration or File Number	Form of Report	Report Date	Exhibit Number
3.01	*	Restated Certificate of Incorporation	1-10945	10-K	Dec. 2000	3.01
3.02	*	Certificate of Amendment to Restated Certificate of Incorporation	1-10945	8-K	May 2008	3.1
3.03	*	Certificate of Amendment to Restated Certificate of Incorporation	1-10945	8-K	May 2014	3.1
3.04	*	Amended and Restated Bylaws	1-10945	8-K	Dec. 2007	3.1
10.01		Oceaneering Retirement Investment Plan, Amended and Restated effective January 1, 2013	1-10945	8-K	June 2014	10.01
31.01		Rule 13a – 14(a)/15d – 14(a) certification of principal executive officer
31.02		Rule 13a – 14(a)/15d – 14(a) certification of principal financial officer
32.01		Section 1350 certification of principal executive officer
32.02		Section 1350 certification of principal financial officer
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		XBRL Taxonomy Extension Label Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

*		Exhibit previously filed with the Securities and Exchange Commission, as indicated, and incorporated herein by reference.
+		Management contract or compensatory plan or arrangement.