Form 10-K
period 2014-12-31
OCEANEERING INTERNATIONAL INC
filed 2015-02-19
CIK 73756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☑  No
Aggregate market value of the voting stock held by nonaffiliates of the registrant computed by reference to the closing price of $77.53 of the Common Stock on the New York Stock Exchange as of June 30, 2014, the last business day of the registrant's most recently completed second quarter: $8.3 billion
Number of shares of Common Stock outstanding at February 6, 2015: 99,625,909.
Documents Incorporated by Reference:
Portions of the proxy statement relating to the registrant's 2015 annual meeting of shareholders, to be filed on or before April 30, 2015 pursuant to Regulation 14A of the Securities Exchange Act of 1934, are incorporated by reference to the extent set forth in Part III, Items 10-14 of this report.

Oceaneering International, Inc.
Form 10-K

PART I

Item 1.	Business.
GENERAL DEVELOPMENT OF BUSINESS
Oceaneering International, Inc. is a global oilfield provider of engineered services and products, primarily to the offshore oil and gas industry, with a focus on deepwater applications. Oceaneering also serves the defense, aerospace and commercial theme park industries. Oceaneering was organized as a Delaware corporation in 1969 out of the combination of three diving service companies founded in the early 1960s. Since our establishment, we have concentrated on the development and marketing of underwater services and products to meet customer needs requiring the use of advanced deepwater technology. We believe we are one of the world's largest underwater services contractors. The services and products we provide to the oil and gas industry include remotely operated vehicles, specialty subsea hardware, engineering and project management, subsea intervention services, including manned diving, and asset integrity and nondestructive testing services. Our foreign operations, principally in the North Sea, Africa, Brazil, Australia and Asia, accounted for approximately 64% of our revenue, or $2.3 billion, for the year ended December 31, 2014.
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
ROVs. We provide ROVs, which are submersible vehicles operated from the surface, to customers in the oil and gas industry for drilling support and vessel-based services, including subsea hardware installation, construction, pipeline inspection, survey and facilities inspection, maintenance and repair. We design and build our new ROVs at in-house facilities, the largest of which is in Morgan City, LA. Should sufficient market demand and access to component parts exist, we believe we are capable of manufacturing over 50 ROVs per year. In 2014, we added 49 ROVs that we manufactured. We have grown our ROV fleet size to 336 at 2014 from 304 at December 31, 2013 and 289 at December 31, 2012.
Subsea Products. We manufacture a variety of specialty subsea oilfield products. These encompass production control umbilicals, tooling and subsea work systems, installation and workover control systems ("IWOCS"), and subsea hardware.
While most of our products are sold, we also rent tooling and provide IWOCS and subsea service work systems as a service, including hydrate remediation, well stimulation, dredging and decommissioning.
During the past ten years, we have acquired businesses to expand and complement our product offerings. These include:

•	an oil and gas industry supplier of high performance clamp connectors used in production manifold, flowline and valve installations:

•	a Canadian manufacturer of clamp connectors, check valves and universal ball joints:

•	a Norwegian rental provider of specialized subsea dredging equipment, including ROV-deployed units, to the offshore oil and gas industry;

•
a Norwegian oilfield technology company specializing in providing subsea tooling services and plugging, abandonment and decommissioning of offshore oil and gas production platforms and subsea wellheads; and

•	a Norwegian design and fabrication company specializing in subsea tools for the offshore oil and gas industry.
We provide various types of subsea umbilicals through our Umbilical Solutions division. Offshore operators use umbilicals to control subsea wellhead hydrocarbon flow rates, monitor downhole and wellhead conditions and perform chemical injection. Subsea umbilicals are also used to provide power and fluids to other subsea processing hardware, including pumps and gas separation equipment. We entered this market in 1994 via an acquisition. Since then, we constructed an umbilical plant in Brazil and subsequently added limited steel tube capability to it, and relocated, modernized and increased the capabilities, including the production of steel tube umbilicals, of our umbilical manufacturing facility in Scotland. We also moved our U.S. facility to a new location, which has additional capacity and the capability of producing steel tube umbilicals. We continue to invest in our plants to meet the requirements of the deepwater operations of our customers.

Subsea Projects. Our Subsea Projects segment consists of our subsea installation, inspection, maintenance and repair services, principally in the U.S. Gulf of Mexico and offshore Africa, utilizing a fleet of two owned and six long-term chartered dynamically positioned deepwater vessels with integrated high-specification work-class ROVs onboard, and four owned shallow water diving vessels, spot-chartered vessels and other assets. The dynamically positioned vessels are equipped with thrusters that allow them to maintain a constant position at a location without the use of anchors. They are used in the inspection, maintenance and repair of subsea facilities, pipeline or flowline tie-ins, pipeline crossings and installations. These vessels can carry and install coiled tubing or umbilicals required to bring subsea well completions into production (tie-back to production facilities).
In 2012, we rechartered a deepwater vessel, the Ocean Intervention III, for two years, with extension options for up to three additional years, and which we have extended to January 2016. We have also chartered an additional larger deepwater vessel, the Olympic Intervention IV, for an initial term of five years, which began in the third quarter of 2008, and which we have extended to July 2016. We outfitted each of these deepwater vessels with two of our high-specification work-class ROVs, and we have been utilizing these vessels to perform subsea hardware installation and inspection, maintenance and repair projects, and to conduct well intervention services in the ultra-deep waters of the U.S. Gulf of Mexico and offshore Angola. In 2012, we moved the Ocean Intervention III to Angola and chartered the Bourbon Oceanteam 101 to work on a three-year field support contract. We have extended the charter of the Bourbon Oceanteam 101 to January 2017. Under the field support contract, we supply project management, engineering, and the two chartered vessels, each equipped with two Oceaneering high-specification work-class ROVs. We are also providing ROV tooling, asset integrity services and installation and workover control system services. We also provide other chartered vessels and one barge on an as-requested basis from our customer. The customer for this contract has exercised its options to extend the contract to January 2017. In March 2013, we commenced a five-year charter for a Jones Act-compliant multi-service support vessel that we are using in the U.S. Gulf of Mexico. We have outfitted the vessel, which we have renamed the Ocean Alliance, with two of our high-specification work-class ROVs. In January 2015, we commenced a two-year multi-service vessel bareboat charter agreement with a customer for the use of the Ocean Alliance in the U.S. Gulf of Mexico.
In December 2013, we commenced a three-year charter for the Normand Flower, a multi-service subsea marine support vessel. We have made modifications to the vessel, including reconfiguration to accommodate two of our high-specification work-class ROVs. We anticipate we will continue to use the vessel in the U.S. Gulf of Mexico to perform inspection, maintenance and repair projects and hardware installations. We have options to extend the charter for up to three additional years. In November 2014, we commenced a two-year charter for the use of the Island Pride, a multi-service subsea marine support vessel. We have modified the vessel to enhance its service capabilities, including a reconfiguration to accommodate two of our high-specification work-class ROVs. We are using and anticipate continuing to use the vessel in the U.S. Gulf of Mexico to perform inspection, maintenance and repair projects and hardware installations. We have options to extend the charter for up to three additional years.
We also charter or lease dynamically positioned vessels on a short-term basis.
In 2010, we acquired a vessel, which we renamed the Ocean Patriot, and we have converted it to a dynamically positioned saturation diving and ROV service vessel. We installed a 12-man saturation ("SAT") diving system and one work-class ROV on the vessel, and we placed the vessel into service in December 2011.
During the third quarter of 2013, we signed an agreement with a shipyard for the construction of a subsea support vessel, to be named the Ocean Evolution. We expect delivery of that vessel by the end of the first quarter of 2016. We intend for the vessel to be U.S.-flagged and documented with a coastwise endorsement by the U.S. Coast Guard. It is expected to have an overall length of 353 feet, a Class 2 dynamic positioning system, accommodations for 110 personnel, a helideck, a 250-ton active heave-compensated crane, and a working moonpool. We expect to outfit the vessel with two of our high specification work-class ROVs. The vessel will also be equipped with a satellite communications system capable of transmitting streaming video for real-time work observation by shore personnel. We anticipate the vessel will be used to augment our ability to provide subsea intervention services in the ultra-deep waters of the U.S. Gulf of Mexico. These services are required to perform inspection, maintenance and repair projects and hardware installations.

In January 2015, we announced that we have entered into an agreement to acquire C & C Technologies, Inc. ("C&C") for approximately $230 million. We expect we will close the transaction in early April 2015, subject to customary closing conditions. C&C is a provider of ocean-bottom mapping services in deepwater utilizing customized autonomous underwater vehicles and provides marine construction surveys for both surface and subsea assets, as well as satellite-based positioning services for drilling rigs and seismic and construction vessels. C&C also provides land and near-shore survey services along the U.S. Gulf Coast and in Mexico, and performs shallow water conventional geophysical surveys in the U.S. Gulf of Mexico.

Asset Integrity. Through our Asset Integrity division, we provide asset integrity management, corrosion management, inspection, and non-destructive testing services, principally to customers in the oil and gas, power generation, and petrochemical industries. We perform these services on both onshore and offshore facilities, both topside and subsea.
In December 2011, we purchased a Norwegian-based provider of inspection, maintenance, subsea engineering and field operations services, principally to the oil and gas industry.
General. During the last five years, we have also made several small acquisitions to add complementary technology or niche markets. We intend to continue our strategy of acquiring, as opportunities arise, additional assets or businesses, to improve our market position or expand into related service and product lines.
Advanced Technologies. Our Advanced Technologies provides engineering services and related manufacturing, principally to the U.S. Department of Defense, NASA and its prime contractors, and the commercial theme park industry.
FINANCIAL INFORMATION ABOUT SEGMENTS
For financial information about our business segments, please see the tables in Note 7 of the Notes to Consolidated Financial Statements in this report, which present revenue, income from operations, depreciation and amortization expense, equity earnings of unconsolidated affiliates and capital expenditures for 2014, 2013 and 2012, and identifiable assets, property and equipment and goodwill by business segment as of December 31, 2014 and 2013.
DESCRIPTION OF BUSINESS
Oilfield
Our Oilfield business consists of ROVs, Subsea Products, Subsea Projects and Asset Integrity.
ROVs. ROVs are submersible vehicles operated from the surface. We use our ROVs in the offshore oil and gas industry to perform a variety of underwater tasks, including drill support, vessel-based inspection, maintenance and repair, installation and construction support, pipeline inspection and surveys, and subsea production facility operation and maintenance. Work-class ROVs are outfitted with manipulators, sonar and video cameras, and can operate specialized tooling packages and other equipment or features to facilitate the performance of specific underwater tasks. At December 31, 2014, we owned 336 work-class ROVs. We believe we operate the largest fleet of ROVs in the world. We also believe we are the industry leader in providing ROV services for drill support, with an estimated market share of 59%.

ROV revenue:	Amount	Percent of Total Revenue
	(in thousands)
2014	$1,069,022	29%
2013	981,728	30%
2012	853,520	31%
Subsea Products. We construct a variety of specialty subsea hardware to ISO 9001 quality requirements. These products include:

•	various types of subsea umbilicals utilizing thermoplastic hoses and steel tubes;

•	tooling, ROV tooling and work packages;

•	production control equipment;

•	blowout preventer control systems;

•	installation and workover control systems;

•	clamp connectors;

•	pipeline connector and repair systems;

•	subsea and topside control valves; and

•	subsea chemical injection valves.
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

Subsea Products revenue:	Amount	Percent of Total Revenue
	(in thousands)
2014	$1,238,746	34%
2013	1,027,792	31%
2012	829,034	30%
Subsea Projects. We perform subsea oilfield hardware installation and inspection, maintenance and repair services. We service deepwater projects with dynamically positioned vessels that have Oceaneering ROVs onboard. We service shallow water projects with our manned diving operation utilizing dive support vessels and saturation diving systems.
We perform subsea intervention and hardware installation services, principally in the U.S. Gulf of Mexico and offshore Angola, from two owned and six chartered multiservice deepwater vessels that have Oceaneering ROVs onboard. These services include: subsea well tie-backs; pipeline/flowline tie-ins and repairs; pipeline crossings; umbilical and other subsea equipment installations; subsea intervention; and inspection, maintenance and repair activities.
We service oil and gas industry shallow water projects in the U.S. Gulf of Mexico and offshore Angola with our manned diving operation utilizing the traditional diving techniques of air, mixed gas and saturation diving, all of which use surface-supplied breathing gas. We supply our diving services from four owned diving support vessels and other vessels and facilities. We do not use traditional diving techniques in water depths greater than 1,000 feet.

Subsea Projects revenue:	Amount	Percent of Total Revenue
	(in thousands)
2014	$588,572	16%
2013	509,440	15%
2012	379,571	13%
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

Asset Integrity revenue:	Amount	Percent of Total Revenue
	(in thousands)
2014	$500,237	14%
2013	481,919	15%
2012	435,381	16%
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

Advanced Technologies revenue:	Amount	Percent of Total Revenue
	(in thousands)
2014	$263,047	7%
2013	286,140	9%
2012	285,098	10%

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
Advanced Technologies. We market our marine services and related engineering services to government agencies, major defense contractors, NASA and NASA contractors, and to theme park and other commercial customers outside the energy sector.
Major Customers. Our top five customers in 2014, 2013 and 2012 accounted for 40%, 40% and 34%, respectively, of our consolidated revenue. All of our top five customers were oil and gas exploration and production companies served by our Oilfield business segments. During 2014, 2013 and 2012, revenue from one customer, BP plc and subsidiaries, accounted for 18%, 18% and 13% of our total consolidated revenue, respectively.
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
ROVs. We believe we are the world's largest owner/operator of work-class ROVs employed in oil and gas related operations. At December 31, 2014, we owned 336 work-class ROVs, and we estimate that this represented approximately 36% of the work-class ROVs utilized in the oilfield service industry. We compete with several major companies on a worldwide basis and with numerous others operating locally in various areas.
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
Subsea Projects. We perform subsea intervention and hardware installation services, principally in the U.S. Gulf of Mexico and offshore Angola, from two owned and six chartered multiservice deepwater vessels. We are one of many companies that offer these services. In general, our competitors can move their vessels to where we operate from other locations with relative ease. We also have many competitors that supply commercial diving services to the oil and gas industry in the U.S. Gulf of Mexico.
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
The amounts of backlog orders we believed to be firm as of December 31, 2014 and 2013 were as follows (in millions):

	As of December 31, 2014		As of December 31, 2013
	Total	1 + yr*	Total	1 + yr*
Oilfield
ROVs	$1,415	$738	$1,665	$855
Subsea Products	690	105	906	179
Subsea Projects	362	33	346	2
Asset Integrity	533	346	478	186
Total Oilfield	3,000	1,222	3,395	1,222
Advanced Technologies	167	8	139	3
Total	$3,167	$1,230	$3,534	$1,225

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

Our quality management systems are registered as being in conformance with ISO 9001:2000 and cover:

•	all our Oilfield products and services in the United Kingdom and Norway;

•	our Remotely Operated Vehicle operations in the Gulf of Mexico, Brazil, Canada and Indonesia;

•	our Asset Integrity operations in the Western Hemisphere and Abu Dhabi;

•	our Subsea Projects operations, except for shallow water diving;

•	our Subsea Products segment; and

•	the Oceaneering Space Systems, Oceaneering Technologies, Entertainment and Marine Services units of our Advanced Technologies segment.
ISO 9001 is an internationally recognized system for quality management established by the International Standards Organization, and the 2000 edition emphasizes customer satisfaction and continual improvement.
EMPLOYEES
As of December 31, 2014, we had approximately 12,400 employees. Our workforce varies seasonally and peaks during the second and third quarters. We consider our relations with our employees to be satisfactory.
FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS
For financial information about our geographic areas of operation, please see the tables in Note 7 of the Notes to Consolidated Financial Statements in this report, which present revenue for 2014, 2013 and 2012 and long-lived assets as of December 31, 2014 and 2013 attributable to each of our major geographic areas. For a discussion of risks attendant to our foreign operations, see the discussion in Item 1A, "Risk Factors" under the heading "Our international operations involve additional risks not associated with domestic operations."

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

EXECUTIVE OFFICERS OF THE REGISTRANT
Executive Officers. The following information relates to our executive officers as of February 18, 2015:

NAME	AGE	POSITION	OFFICER SINCE	EMPLOYEE SINCE
M. Kevin McEvoy	64	President and Chief Executive Officer and Director	1990	1979
Marvin J. Migura	64	Executive Vice President	1995	1995
Roderick A. Larson	48	Senior Vice President and Chief Operating Officer	2012	2012
Charles W. Davison	46	Senior Vice President, Subsea Products	2014	2007
Knut Eriksen	64	Senior Vice President, Business Development	2010	2010
W. Cardon Gerner	60	Senior Vice President and Chief Financial Officer	2006	2006
Clyde W. Hewlett	60	Senior Vice President, Subsea Services	2004	1988
Kevin F. Kerins	61	Senior Vice President, ROVs	2006	1978
David K. Lawrence	55	Senior Vice President, General Counsel and Secretary	2012	2005
Alan R Curtis	49	Senior Vice President, Operations Support	2014	1995
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
W. Cardon Gerner, Senior Vice President and Chief Financial Officer, joined Oceaneering in 2006 as Vice President and Chief Accounting Officer, and was appointed to his current position in August 2011. From 1999 to 2006, he held various financial positions with Service Corporation International, a global provider of death-care services, serving as Vice President Accounting from 2002 to 2006. He also served as Senior Vice President and Chief Financial Officer of Equity Corporation International from 1995 to 1999. He is a Certified Public Accountant.

Clyde W. Hewlett, Senior Vice President, Subsea Services, has extensive experience in the offshore and subsea oilfield markets. He joined Oceaneering in 1988 and has held increasingly responsible positions. He was appointed Vice President of Mobile Offshore Production Systems in 2004, Vice President of Subsea Projects in 2007 and Senior Vice President of Subsea Projects in 2008.
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

Alan R. Curtis, Senior Vice President, Operations Support, joined Oceaneering in 1995 as the Financial and Operations Controller for our Subsea Products segment, and most recently served as Vice President and Controller of Subsea Products. He was appointed to his current position in 2014.

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

We derive most of our revenue from customers in the offshore oil and gas exploration, development and production industry. The offshore oil and gas industry is a historically cyclical industry characterized by significant changes in the levels of exploration and development activities. Oil and gas prices, and market expectations of potential changes in those prices, significantly affect the levels of those activities. Worldwide political, economic and military events have contributed to oil and gas price volatility and are likely to continue to do so in the future. Since the beginning of the recent, substantial decline in the price of oil, many oil and gas companies have announced that they are making significant reductions in their capital expenditure budgets for 2015. Any prolonged reduction in the overall level of offshore oil and gas exploration and development activities, whether resulting from changes in oil and gas prices or otherwise, could materially and adversely affect our financial condition and results of operations in our segments within our Oilfield business. Some factors that have affected and are likely to continue affecting oil and gas prices and the level of demand for our services and products include the following:

•	worldwide demand for oil and gas;

•	general economic and business conditions and industry trends;

•	the ability of the Organization of Petroleum Exporting Countries, or OPEC, to set and maintain production levels;

•	the level of production by non-OPEC countries, including U.S. shale oil;

•	the ability of oil and gas companies to generate funds for capital expenditures;

•	domestic and foreign tax policy;

•	laws and governmental regulations that restrict exploration and development of oil and gas in various offshore jurisdictions;

•	technological changes;

•	the political environment of oil-producing regions;

•	the price and availability of alternative fuels; and

•	overall economic conditions.

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

A significant portion of our revenue is attributable to operations in foreign countries. These activities accounted for approximately 64% of our consolidated revenue in 2014. Risks associated with our operations in foreign areas include risks of:

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
Our exposure to the risks we described above varies from country to country. In recent periods, political instability and civil unrest in Africa, particularly Nigeria, have been our greatest concerns. There is a risk that a continuation or worsening of these conditions could materially and adversely impact our future business, operations, financial condition and results of operations. Of our total consolidated revenue for 2014, we generated approximately 22% from our operations in Africa.

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

In August 2012, pursuant to the Dodd-Frank Act, the SEC adopted new annual disclosure and reporting requirements applicable to any company that files periodic public reports with the SEC, if any conflict minerals are necessary to the functionality or production of a product manufactured, or contracted to be manufactured, by that company. These new requirements require us to conduct reasonable country-of-origin inquiries to determine if we know or have reason to believe that any conflict minerals necessary to the functionality or production of our manufactured products may have originated from any of the Covered Countries. If we are not able to determine that such conflict minerals did not originate from any of the Covered Countries or conclude that there is no reason to believe that such conflict minerals may have originated in any of the Covered Countries, we would be required to perform supply chain due diligence on members of our supply chain to determine, among other things, whether such conflict minerals financed or benefited armed groups. New annual reporting requirements, requiring us to describe our reasonable country-of-origin inquiries, our due diligence measures, the results of those activities and our related determinations, became applicable beginning in May 2014.

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

Oilfield. In general, our Oilfield business segments share facilities. Our location in Morgan City, Louisiana consists of ROV manufacturing and training facilities, vessel docking facilities, open and covered warehouse space and offices. The Morgan City facilities primarily support operations in the United States. We have regional support offices for our North Sea, Africa, Brazil and Southeast Asia operations in: Aberdeen, Scotland; Stavanger and Bergen, Norway; Dubai, U.A.E.; Rio de Janeiro and Macaé, Brazil; Luanda, Angola; Perth, Australia; Kuala Lumpur, Malaysia; and Singapore. We also have operational bases in various other locations.

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

Advanced Technologies. Our primary facilities for our Advanced Technologies segment are leased offices and workshops in Hanover, Maryland. We have regional offices in Chesapeake, Virginia; Bremerton, Washington; Pearl Harbor, Hawaii; and San Diego, California, which support our services for the U.S. Navy. We also have an office in Orlando, Florida, which supports our commercial theme park animation activities, facilities in Utrecht, The Netherlands, to support robotic activities, and facilities in Houston, Texas, to support our space industry activities.

Item 3.	Legal Proceedings.

On June 17, 2014, Peter L. Jacobs, a purported shareholder, filed a derivative complaint against all of the then-current members of our board of directors (John R. Huff, T. Jay Collins, Jerold J. DesRoche, D. Michael Hughes, Harris J. Pappas, Paul B. Murphy and M. Kevin McEvoy) and one of our former directors (David S. Hooker), as defendants, and our company, as nominal defendant, in the Court of Chancery of the State of Delaware. Through the complaint, the plaintiff is asserting, on behalf of our company, actions for breach of fiduciary duties and unjust enrichment in connection with prior determinations of our board of directors relating to nonexecutive director compensation. The plaintiff is seeking relief including disgorgement of payments made to the defendants, an award of unspecified damages and an award for attorneys’ fees and other costs. We and the defendants filed a motion to dismiss the complaint and a supporting brief on September 5, 2014, asserting that the complaint failed to state a claim on which relief could be granted, and further that the plaintiff did not comply with procedural requirements necessary to allow him to commence litigation against certain directors on our behalf. We are awaiting a ruling on that motion. In any event, our company is only a nominal defendant in this litigation, and we do not expect the resolution of this matter to have a material adverse effect on our results of operations, cash flows or financial position.

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
Our common stock is listed on the New York Stock Exchange under the symbol OII. We submitted to the New York Stock Exchange during 2014 a certification of our Chief Executive Officer regarding compliance with the Exchange's corporate governance listing standards. We also included as exhibits to this annual report on Form 10-K, as filed with the SEC, the certifications of our principal executive officer and principal financial officer required under Section 302 of the Sarbanes-Oxley Act of 2002.
The following table sets out, for the periods indicated, the high and low sales prices for our common stock as reported on the New York Stock Exchange (consolidated transaction reporting system):

	2014		2013
	High	Low	High	Low
For the quarter ended:
March 31	$79.13	$66.00	$67.11	$54.27
June 30	78.13	68.96	76.60	58.08
September 30	79.05	62.86	84.64	72.70
December 31	72.19	56.58	87.64	75.60
On February 6, 2015, there were 394 holders of record of our common stock. On that date, the closing sales price, as quoted on the New York Stock Exchange, was $55.84. In 2014, we declared quarterly cash dividends of $0.22 per share in the first quarter and $0.27 per share in each of the second, third and fourth quarters. In 2013, we declared quarterly cash dividends of $0.18 per share in the first quarter and $0.22 per share in each of the second, third and fourth quarters. It is our intent to continue to pay a quarterly cash dividend; however, payment of future cash dividends will be at the discretion of our board of directors in accordance with applicable law, after taking into account various factors, including our financial condition, earnings, capital requirements, legal requirements, regulatory constraints, industry practice and any other factors that our board of directors believes are relevant.
In February 2010, our Board of Directors approved a plan to repurchase up to 12 million shares of our common stock. Through December 31, 2014 under this plan, we repurchased the 12 million shares of our common stock for $677 million. We repurchased the following shares in the fourth quarter of 2014 to complete the authorization under the February 2010 plan:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
October 1 through October 31, 2014	—	N/A	—	5,400,000
November 1 through November 30, 2014	1,375,900	$70.6443	1,375,900	4,024,100
December 1 through December 31, 2014	4,024,100	63.7410	4,024,100	—
Total	5,400,000	$65.4999	5,400,000	—

In December 2014, following completion of the February 2010 program, our Board of Directors approved a new share repurchase program under which we may repurchase up to 10 million shares of our common stock on a discretionary basis. The December 2014 program calls for the repurchases to be made in the open market, or in privately negotiated transactions from time to time, in compliance with applicable laws, rules and regulations, including Rule 10b-18 under the Securities Exchange Act of 1934, as amended, subject to market and business conditions, levels of available liquidity, cash requirements for other purposes, applicable legal requirements and other relevant factors. The timing and amount of any repurchases will be determined by management based on its evaluation of these factors. We expect that any shares repurchased under the new program will be held as treasury stock for future use. The new program does not obligate us to repurchase any particular number of shares. We did not repurchase any shares under this program in 2014.
EQUITY COMPENSATION PLAN INFORMATION
The following presents equity compensation plan information as of December 31, 2014:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	—	N/A	1,898,857
Equity compensation plans not approved by security holders	—	N/A	—
Total	—	N/A	1,898,857
We had no outstanding options, warrants or rights at December 31, 2014.
At December 31, 2014, there were: (1) no shares of Oceaneering common stock under equity compensation plans not approved by security holders available for grant; and (2) 1,898,857 shares of Oceaneering common stock under equity compensation plans approved by security holders available for grant in the form of stock options, stock appreciation rights or stock awards. We have not granted any stock options since 2005 and the Compensation Committee of our Board of Directors has expressed its intention to refrain from using stock options as a component of employee compensation for our executive officers and other employees for the foreseeable future. Additionally, our Board of Directors has expressed its intention to refrain from using stock options as a component of nonemployee director compensation for the foreseeable future. For a description of the material features of our equity compensation arrangements, see the discussion in Note 8 of Notes to Consolidated Financial Statements under the heading "Incentive Plans."

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
Results of Operations:

	Year Ended December 31,
(in thousands, except per share amounts)	2014	2013	2012	2011	2010
Revenue	$3,659,624	$3,287,019	$2,782,604	$2,192,663	$1,917,045
Cost of services and products	2,800,423	2,521,483	2,154,746	1,683,904	1,450,725
Gross margin	859,201	765,536	627,858	508,759	466,320
Selling, general and administrative expense	230,871	220,420	199,261	173,928	156,820
Income from operations	$628,330	$545,116	$428,597	$334,831	$309,500
Net income	$428,329	$371,500	$289,017	$235,658	$200,531
Cash dividends declared per Share	$1.03	$0.84	$0.69	$0.45	$—
Diluted earnings per share	$4.00	$3.42	$2.66	$2.16	$1.82
Depreciation and amortization	$229,779	$202,228	$176,483	$151,227	$153,651
Capital expenditures, including business acquisitions	$426,671	$393,590	$309,858	$526,645	$207,180
Other Financial Data:

	As of December 31,
(dollars in thousands)	2014	2013	2012	2011	2010
Working capital ratio	2.52	1.97	1.95	1.96	2.24
Working capital	$1,034,413	$706,187	$585,805	$482,747	$543,646
Total assets	$3,511,701	$3,128,500	$2,768,118	$2,400,544	$2,030,506
Long-term debt	$750,000	$—	$94,000	$120,000	$—
Shareholders' equity	$1,657,620	$2,043,440	$1,815,460	$1,557,962	$1,390,215
Goodwill as a percentage of Shareholders' equity	20%	17%	20%	21%	10%

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements in this annual report on Form 10-K, including, without limitation, statements regarding the following matters are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995:

•	our business strategy;

•	our plans for future operations;

•	industry conditions;

•	seasonality;

•
our expectations about 2015 earnings per share and segment operating results, and the factors underlying those expectations, including our expectations about demand for our deepwater oilfield services and products as a result of the factors we specify in "Overview" and "Results of Operations" below;

•	projections relating to floating rigs to be placed in service and subsea tree orders and installations;

•	the adequacy of our liquidity and capital resources to support our operations and internally generated growth initiatives;

•	our projected capital expenditures for 2015;

•	our expectations regarding the acquisition of C & C Technologies, Inc.;

•	our plans to add ROVs to our fleet;

•	our intentions relating to the subsea support vessel scheduled for delivery in 2016;

•	our belief that our goodwill will not be impaired during 2015;

•	the adequacy of our accruals for uninsured expected liabilities from workers' compensation, maritime employer's liability and general liability claims;

•	our belief that our total unrecognized tax benefits will not significantly increase or decrease in the next 12 months;

•	our anticipated tax rates and underlying assumptions;

•	our expectations about the cash flows from our investment in Medusa Spar LLC, and the factors underlying those expectations;

•	our expectations regarding shares repurchased under our share repurchase plan;

•	our backlog; and

•	our expectations regarding the effect of inflation in the near future.
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
Overview
The table that follows sets out our revenue and operating results for 2014, 2013 and 2012.

	Year Ended December 31,
(dollars in thousands)	2014	2013	2012
Revenue	$3,659,624	$3,287,019	$2,782,604
Gross Margin	859,201	765,536	627,858
Gross Margin %	23%	23%	23%
Operating Income	628,330	545,116	428,597
Operating Income %	17%	17%	15%
Net Income	428,329	371,500	289,017

Our business substantially depends on the level of capital spending on offshore developments by our customers in the oil and gas industry. During 2014, we generated approximately 93% of our revenue, and 98% of our operating income before Unallocated Expenses, from services and products we provided to the oil and gas industry. In 2014, our revenue increased by 11%, with the largest percentage increase occurring in our Subsea Products segment, which increased 21%, on higher demand for each of our major product lines.

The $428 million consolidated net income we earned in 2014 was the highest in our history. The $57 million increase from 2013 net income was attributable to higher profit contributions from all of our oilfield operating segments, most notably:

•	our Subsea Products segment, which had $50 million more operating income on $211 million more revenue;

•	our ROV segment, which had $39 million more operating income on $87 million more revenue; and

•	our Subsea Projects segment, which had $14 million more operating income on $79 million more revenue.

In 2014, we invested in the following major capital projects:

•	additions of and upgrades to our work-class ROVs;

•
expenditures in our Subsea Products segment, including growth of our tooling and installation and workover control systems capabilities, expansion of our Houston manufacturing facilities and establishment of manufacturing capabilities in Angola; and

•	additions of capabilities in our Subsea Projects segment, including $40 million related to a new subsea support vessel scheduled for delivery in 2016.

We expect our 2015 diluted earnings per share to be in the range of $3.10 to $3.50, as compared to $4.00 in 2014. We anticipate a decrease in our total overall operating income margin percentage of approximately 2%. We anticipate lower global demand for deepwater drilling, field development, and inspection, maintenance and repair activities due to the decline of oil prices since the start of the fourth quarter of 2014. Compared to 2014, in 2015 we are forecasting decreases in each of our oilfield operating business segments, including:

•	ROVs on lower service demand to support drilling and vessel-based projects and reduced revenue per day;

•	Subsea Products on lower demand to support field development projects and for BOP system replacements;

•	Subsea Projects on lower vessel pricing in the U.S. Gulf of Mexico and reduced use of a third vessel on our BP Angola project; and

•	Asset Integrity on reduced demand for our services and generally lower pricing.
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

	2014	2013	2012
Average number of floating rigs under contract	280	275	268
ROV days on hire (in thousands)	98	92	82
ROV utilization	83%	85%	80%
Demand for floating rigs is our primary driver of growth prospects. According to industry data published by IHS Petrodata, at the end of 2014, there were 323 floating drilling rigs in the world, with 275 of the rigs under contract. Of the 275 rigs under contract, 193 are contracted through 2015. We estimate approximately 20 floating rigs will be placed in service during 2015, and we have ROV contracts on 11 of those. Competitors have the ROV contracts on three rigs, leaving six contract opportunities. Recent new rig additions have approximated the number of rigs being idled or retired, resulting in flat ROV demand. We anticipate that recently announced cuts in our customers' 2015 capital spending budgets will adversely affect our ROV demand.
In addition to floating rig demand, subsea tree completions are another leading indicator of the strength of the deepwater market and the primary demand driver for our Subsea Products lines. According to industry data published by Quest Offshore Resources, Inc. in November 2014, the global market for subsea tree orders is expected to increase approximately 43% in the 2014-2018 time period compared to the previous five years. Additionally, Quest projects that subsea tree installations during the same time period will increase approximately 32% compared to the previous five-year period, and the installed subsea completion base will have a net increase of approximately 1,100 trees, or 27%. However, due to recent declines in the price of crude oil, we believe some scheduled future tree installations may be delayed.

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

We account for significant fixed-price contracts, which we enter into mainly in our Subsea Products segment, and occasionally in our Subsea Projects and Advanced Technologies segments, using the percentage-of-completion method. In 2014, we accounted for 15% of our revenue using the percentage-of-completion method. In determining whether a contract should be accounted for using the percentage-of-completion method, we consider whether:

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
Property and Equipment and Long-lived Intangible Assets. We evaluate our property and equipment and long-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be appropriate. We base these evaluations on a comparison of the assets' carrying values to forecasts of undiscounted cash flows associated with the assets or quoted market prices. If an impairment has occurred, we recognize a loss for the difference between the carrying amount and the fair value of the asset. Our expectations regarding future sales and undiscounted cash flows are highly subjective, cover extended periods of time and depend on a number of factors outside our control, such as changes in general economic conditions, laws and regulations. Accordingly, these expectations could differ significantly from year to year.
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

However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test. The provisions of the update have not had a material effect on our financial position or results of operations. For reporting units with significant goodwill, we do not believe our goodwill will be impaired during 2015.
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

Income Taxes. Our tax provisions are based on our expected taxable income, statutory rates and tax-planning opportunities available to us in the various jurisdictions in which we operate. Determination of taxable income in any jurisdiction requires the interpretation of the related tax laws. We are at risk that a taxing authority's final determination of our tax liabilities may differ from our interpretation. Our effective tax rate may fluctuate from year to year as our operations are conducted in different taxing jurisdictions, the amount of pre-tax income fluctuates, the amounts of foreign income we anticipate will be repatriated and our estimates regarding the realizability of items such as foreign tax credits may change. In 2014, 2013 and 2012, we recorded reductions of income tax expense of $0.9 million, $0.7 million and $3.0 million, respectively, resulting from a combination of expiring statutes of limitations and the resolution of uncertain tax positions related to certain tax liabilities we recorded in prior years. Current income tax expense represents either nonresident withholding taxes or the liabilities expected to be reflected on our income tax returns for the current year, while the net deferred income tax expense or benefit represents the change in the balance of deferred tax assets or liabilities as reported on our balance sheet.
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
We account for any applicable interest and penalties on uncertain tax positions as a component of our provision for income taxes on our financial statements. We decreased our provision for income taxes in 2014 by $0.4 million for penalties and interest for uncertain tax positions, which brought our total liabilities for penalties and interest on uncertain tax positions to $2.9 million on our balance sheet at December 31, 2014. Including associated foreign tax credits and penalties and interest, we have accrued a net total of $6.5 million in the caption "other long-term liabilities" on our balance sheet at December 31, 2014 for unrecognized tax benefits. All additions or reductions to those liabilities affect our effective income tax rate in the periods of change.
We do not believe that the total of unrecognized tax benefits will significantly increase or decrease in the next 12 months.
For a summary of our major accounting policies and a discussion of recently adopted accounting standards, please see Note 1 to our Consolidated Financial Statements.
Liquidity and Capital Resources

We consider our liquidity and capital resources adequate to support our operations and growth initiatives. At
December 31, 2014, we had working capital of $1.0 billion, including cash and cash equivalents of $431 million. Additionally, we had $500 million available through a revolving credit facility and $50 million available under a delayed-draw term loan facility, both under a credit agreement (the "Credit Agreement"), which is scheduled to expire on October 25, 2019. The delayed-draw period to borrow additional funds under the term loan facility expires in April 2015.

In October 2014, we entered into the Credit Agreement with a group of banks. The Credit Agreement provides for a $300 million three-year delayed-draw term loan (the "Term Loan Facility") and a $500 million five-year revolving credit facility (the "Revolving Credit Facility"). The Credit Agreement replaces a prior credit agreement that was scheduled to mature on January 6, 2017. Subject to certain conditions, the aggregate commitments under the Revolving Credit Facility may be increased to up to $800 million at any time upon agreement between us and existing or additional lenders. Borrowings under the Revolving Credit Facility and the Term Loan Facility may be used for general corporate purposes. Simultaneously with the execution of the Credit Agreement and pursuant to its terms, we repaid all amounts outstanding under, and terminated, the prior credit agreement.

The Term Loan Facility is scheduled to mature on October 27, 2017, and the Revolving Credit Facility is scheduled to mature on October 25, 2019. Borrowings under the Credit Agreement bear interest at an Adjusted Base Rate or the Eurodollar Rate (both as defined in the Credit Agreement), at our option, plus an applicable margin to be initially based on our Leverage Ratio (as defined in the Credit Agreement) and, at our election, based on ratings of our senior unsecured debt by both Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services, thereafter to be based on such debt ratings. The applicable margin varies: (1) in the case of advances bearing interest at the Adjusted Base Rate, from 0.125% to 0.750% for borrowings under the Revolving Credit Facility and from 0% to 0.500% for borrowings under the Term Loan Facility; and (2) in the case of advances bearing interest at the Eurodollar Rate, from 1.125% to 1.750% for borrowings under the Revolving Credit Facility and from 1.000% to 1.500% for borrowings under the Term Loan Facility. The Adjusted Base Rate is the highest of (1) the per annum rate established by the administrative agent as its prime rate, (2) the federal funds rate plus 0.50% and (3) daily one-month LIBOR plus 1%. We pay a commitment fee ranging from 0.125% to 0.300% on the unused portions of the Revolving Credit Facility and the Term Loan Facility, depending on our Leverage Ratio. The commitment fees are included as interest expense in our consolidated financial statements.

The Credit Agreement contains various covenants that we believe are customary for agreements of this nature, including, but not limited to, restrictions on our ability and the ability of each of our subsidiaries to incur debt, grant liens, make certain investments, make distributions, merge or consolidate, sell assets, enter into transactions with affiliates and enter into certain restrictive agreements. We are also subject to a maximum Leverage Ratio of 4.00 to 1.00. The Credit Agreement includes customary events of default and associated remedies. As of December 31, 2014, we were in compliance with all the covenants set forth in the Credit Agreement.

On November 21, 2014, we completed the public offering of $500 million aggregate principal amount of 4.650% Senior Notes due 2024 (the "Senior Notes"). We will pay interest on the Senior Notes on May 15 and November 15 of each year, beginning on May 15, 2015. The Senior Notes are scheduled to mature on November 15, 2024. We may redeem some or all of the Senior Notes at specified redemption prices. We are using the net proceeds from the offering for general corporate purposes, which may include funding the acquisition described below and other capital expenditures and repurchases of outstanding shares of our common stock.

Our maximum outstanding borrowings during 2014 under the above and our prior revolving credit agreement were $750 million, and our total interest costs, including commitment fees, were $4.5 million.

Our capital expenditures, including business acquisitions, for 2014, 2013 and 2012 were $427 million, $394 million and $310 million, respectively. Our capital expenditures in 2014 included: $189 million for upgrading and expanding our ROV fleet; $113 million in our Subsea Products segment, principally for growth of our tooling and installation and workover control systems capabilities, expansion of our Houston manufacturing facilities and establishment of manufacturing capabilities in Angola; and $92 million in our Subsea Projects segment, including $40 million related to a new subsea support vessel scheduled for delivery in 2016. Our capital expenditures in 2013 included $226 million for upgrading and expanding our ROV fleet and $103 million in our Subsea Products segment, principally to increase the capabilities of our umbilical plants in the U.S. and Scotland and to expand our rental and service tooling hardware offerings. Our capital expenditures in 2012 included $198 million for expanding and upgrading our ROV fleet. In 2012, we also invested $68 million in our Subsea Products business, largely to increase the capabilities of our umbilical plants in Brazil and Scotland and to expand our suite of subsea rental and service tooling.

For 2015, we expect our capital expenditures to be in the range of $200 million to $250 million, exclusive of business acquisitions. This estimate includes $35 million in our Subsea Projects segment for construction progress payments on a new subsea support vessel scheduled for delivery in 2016. In January 2015, we announced that we have entered into an agreement to acquire C & C Technologies, Inc. ("C&C") for approximately $230 million. We expect we will close the transaction in early April 2015, subject to customary closing conditions. C&C is a provider of ocean-bottom mapping services in deepwater utilizing customized autonomous underwater vehicles and provides marine construction surveys for both surface and subsea assets, as well as satellite-based positioning services for drilling rigs and seismic and construction vessels. C&C also provides land and near-shore survey services along the U.S. Gulf Coast and in Mexico, and performs shallow water conventional geophysical surveys in the U.S. Gulf of Mexico.
Our capital expenditures during 2014, 2013 and 2012 included $189 million, $226 million and $198 million, respectively, in our ROV segment, principally for additions and upgrades to our ROV fleet to expand the fleet and replace units we retired and for facilities infrastructure to support our growing ROV fleet size. We plan to continue adding ROVs at levels we determine appropriate to meet market opportunities as they arise. We added 49, 26, and 37 ROVs to our fleet and retired 17, 10 and 15 units during 2014, 2013 and 2012, respectively, and transferred one to our Advanced Technologies segment in 2013, resulting in a total of 336 work-class systems in the fleet at December 31, 2014.
In 2012, we rechartered a deepwater vessel, the Ocean Intervention III, for two years, with extension options for up to three additional years, and which we have extended to January 2016. We have also chartered an additional larger deepwater vessel, the Olympic Intervention IV, for an initial term of five years, which began in the third quarter of 2008, and which we have extended to July 2016. We outfitted each of these deepwater vessels with two of our high-specification work-class ROVs, and we have been utilizing these vessels to perform subsea hardware installation and inspection, maintenance and repair projects, and to conduct well intervention services in the ultra-deep waters of the U.S. Gulf of Mexico and offshore Angola. In 2012, we moved the Ocean Intervention III to Angola and chartered the Bourbon Oceanteam 101 to work on a three-year field support contract. We have extended the charter of the Bourbon Oceanteam 101 to January 2017. Under the field support contract, we supply project management, engineering, and the two chartered vessels, each equipped with two Oceaneering high-specification work-class ROVs. We are also providing ROV tooling, asset integrity services and installation and workover control system services. We also provide other chartered vessels and one barge on an as-requested basis from our customer. The customer for this contract has exercised its options to extend the contract to January 2017. In March 2013, we commenced a five-year charter for a Jones Act-compliant multi-service support vessel that we are using in the U.S. Gulf of Mexico. We have outfitted the vessel, which we have renamed the Ocean Alliance, with two of our high-specification work-class ROVs. In January 2015, we commenced a two-year multi-service vessel bareboat charter agreement with a customer for the use of the Ocean Alliance in the U.S. Gulf of Mexico.
In December 2013, we commenced a three-year charter for the Normand Flower, a multi-service subsea marine support vessel. We have made modifications to the vessel, including reconfiguration to accommodate two of our high-specification work-class ROVs. We anticipate we will continue to use the vessel in the U.S. Gulf of Mexico to perform inspection, maintenance and repair projects and hardware installations. We have options to extend the charter for up to three additional years. In November 2014, we commenced a two-year charter for the use of the Island Pride, a multi-service subsea marine support vessel. We have modified the vessel to enhance its service capabilities, including a reconfiguration to accommodate two of our high-specification work-class ROVs. We are using and anticipate continuing to use the vessel in the U.S. Gulf of Mexico to perform inspection, maintenance and repair projects and hardware installations. We have options to extend the charter for up to three additional years.
We also charter or lease dynamically positioned vessels on a short-term basis.
In 2010, we acquired a vessel, which we renamed the Ocean Patriot, and we have converted it to a dynamically positioned saturation diving and ROV service vessel. We installed a 12-man saturation ("SAT") diving system and one work-class ROV on the vessel, and we placed the vessel into service in December 2011.
During the third quarter of 2013, we signed an agreement with a shipyard for the construction of a subsea support vessel, to be named the Ocean Evolution. We expect delivery of that vessel by the end of the first quarter of 2016. Our cash payments for the vessel will be spread over the construction period. We intend for the vessel to be U.S.-flagged and documented with a coastwise endorsement by the U.S. Coast Guard. It is expected to have an overall length of 353 feet, a Class 2 dynamic positioning system, accommodations for 110 personnel, a helideck, a 250-ton active heave-compensated crane, and a working moonpool. We expect to outfit the vessel with two of our high specification work-class ROVs. The vessel will also be equipped with a satellite communications system capable of transmitting streaming video for real-time work observation by shore personnel. We anticipate the vessel will be used to augment our ability to provide subsea intervention services in the ultra-deep waters of the U.S. Gulf of Mexico. These services are required to perform inspection, maintenance and repair projects and hardware installations.

Our principal source of cash from operating activities is our net income, adjusted for the non-cash expenses of depreciation and amortization, deferred income taxes and noncash compensation under our restricted stock plans. Our $722 million, $531 million and $438 million of cash provided from operating activities in 2014, 2013 and 2012, respectively, were affected by cash increases/(decreases) of $(8) million, $(102) million and $(94) million, respectively, of changes in accounts receivable, $66 million, $(111) million and $(76) million, respectively, of changes in inventory and $(44) million, $128 million, and $87 million, respectively, in changes in accounts payable and accrued liabilities. In 2014, our inventory decreased as a result of the use of inventory in progressing and completing projects that had been in our Subsea Products backlog at December 31, 2013 and our expectation of lower Subsea Products demand in 2015 as compared to 2014. In 2013, the increases in accounts receivable and accounts payable and accrued liabilities reflect the increase in our revenue in 2013. The increase in inventory in 2013 is consistent with the increase in our backlog over 2012. In 2012, the increase in accounts receivable was largely attributable to increased revenue in the fourth quarter of 2012 compared to the fourth quarter of 2011. The increase in inventory in 2012 was principally in our Subsea Products and ROV segments: Subsea Products in preparation for production related to the higher backlog levels at December 31, 2012 as compared to those at December 31, 2011; and ROV in anticipation of adding additional units. In 2012, the changes in accounts payable and accrued expenses related to higher accruals for payroll and project costs and an increase in progress payments received from customers.
In 2014, we used a net of $419 million in investing activities, with $427 million used to fund the capital expenditures and business acquisitions described above. In 2013, we used a net of $378 million in investing activities, with $394 million used to fund the capital expenditures and business acquisitions described above. In 2012, we used $306 million in investing activities, with $310 million used to fund the capital expenditures and business acquisitions described above.
In 2014, we generated $45 million in financing activities. We borrowed $742 million, net of associated expenses and debt discount, repurchased 8.9 million shares for $590 million and paid cash dividends of $110 million. In 2013, we used $180 million in financing activities, principally for repayment against our revolving credit facility of $94 million and the payment of cash dividends of $91 million. In 2012, we used $118 million in financing activities, principally for the payment of cash dividends of $75 million, repayment against our revolving credit facility of $26 million and common stock share repurchases of $19 million.
In February 2010, our Board of Directors approved a plan to repurchase up to 12 million shares of our common stock. In 2014, we completed the purchase of the shares authorized under this plan by repurchasing the remaining 8.9 million shares for $590 million. The total cost for the repurchase of the 12 million shares of our common stock was $677 million. As of December 31, 2014, we retained 11.2 million of the shares we had repurchased. We expect to hold the shares repurchased under the plan for future use.
In December 2014, following completion of the February 2010 program, our Board of Directors approved a new share repurchase program under which we may repurchase up to 10 million shares of our common stock on a discretionary basis. The December 2014 program calls for the repurchases to be made in the open market, or in privately negotiated transactions from time to time, in compliance with applicable laws, rules and regulations, including Rule 10b-18 under the Securities Exchange Act of 1934, as amended, subject to market and business conditions, levels of available liquidity, cash requirements for other purposes, applicable legal requirements and other relevant factors. The timing and amount of any repurchases will be determined by management based on its evaluation of these factors. We expect that any shares repurchased under the new program will be held as treasury stock for future use. The new program does not obligate us to repurchase any particular number of shares. We did not repurchase any shares under this program in 2014.
Because of our significant foreign operations, we are exposed to currency fluctuations and exchange rate risks. We generally minimize these risks primarily through matching, to the extent possible, revenue and expense in the various currencies in which we operate. Cumulative translation adjustments as of December 31, 2014 relate primarily to our net investments in, including long-term loans to, our foreign subsidiaries. A stronger U.S. dollar against the U.K. pound sterling and the Norwegian kroner would result in lower operating income. See Item 7A – "Quantitative and Qualitative Disclosures About Market Risk."
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

	Year Ended December 31,
(dollars in thousands)	2014	2013	2012
Remotely Operated Vehicles
Revenue	$1,069,022	$981,728	$853,520
Gross Margin	361,466	328,031	289,929
Gross Margin %	34%	33%	34%
Operating Income	320,550	281,973	248,972
Operating Income %	30%	29%	29%
Days available	117,882	108,201	102,225
Days utilized	98,302	91,618	82,126
Utilization %	83%	85%	80%
Subsea Products
Revenue	1,238,746	1,027,792	829,034
Gross Margin	364,760	311,206	241,240
Gross Margin %	29%	30%	29%
Operating Income	281,239	231,050	170,959
Operating Income %	23%	22%	21%
Backlog at end of period	690,000	906,000	681,000
Subsea Projects
Revenue	588,572	509,440	379,571
Gross Margin	124,418	108,758	80,944
Gross Margin %	21%	21%	21%
Operating Income	107,852	93,865	63,461
Operating Income %	18%	18%	17%
Asset Integrity
Revenue	500,237	481,919	435,381
Gross Margin	87,236	81,856	71,100
Gross Margin %	17%	17%	16%
Operating Income	55,469	55,243	45,196
Operating Income %	11%	11%	10%
Total Oilfield
Revenue	$3,396,577	$3,000,879	$2,497,506
Gross Margin	937,880	829,851	683,213
Gross Margin %	28%	28%	27%
Operating Income	765,110	662,131	528,588
Operating Income %	23%	22%	21%
In response to continued increasing demand to support deepwater drilling and vessel-based inspection, maintenance and repair ("IMR") and installation work, we have continued to build new ROVs. These new vehicles are designed for use around the world in water depths of 10,000 feet or more. We added 49, 26 and 37 ROVs in 2014, 2013 and 2012, respectively, while retiring 42 units over the three-year period and transferring one to our Advanced Technologies segment over that period. We have grown our ROV fleet size to 336 at December 31, 2014 from 304 at December 31, 2013 and 289 at December 31, 2012. We plan to continue adding ROVs at levels we determine appropriate to meet market opportunities.

For 2014, our ROV revenue and operating income improved over 2013 from higher demand, particularly offshore Africa and in the U.S. Gulf of Mexico. ROV days on hire increased by 7% and revenue per day on hire increased 1%.

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

We anticipate ROV operating income to decrease in 2015 as a result of decreases in average revenue per day on hire and the number of days on hire for both drilling support and vessel-based services, attributable to market conditions described under "Overview" above. We anticipate placing more than 10 new vehicles into service in 2015. We normally expect to retire, on average, 4% to 5% of our fleet on an annual basis, although we may exceed that in 2015 due to market conditions.

Subsea Products revenue, operating income and margin were higher in 2014 than in 2013 from increased demand across our major product lines, led by tooling and umbilicals. Subsea Products revenue, operating income and margin were higher in 2013 than in 2012 from increased demand across our major product lines, principally for subsea hardware used in offshore field developments and for clamp connector systems.
We anticipate our Subsea Products segment operating income in 2015 to be lower than in 2014, as we expect lower demand to support field abandonment projects and for BOP control system replacements. Our Subsea Products backlog was $690 million at December 31, 2014, approximately 24% lower than it was at December 31, 2013. The decrease in backlog is attributable to umbilicals.
Our 2014 revenue and operating income for Subsea Projects was higher than in 2013 on increased deepwater vessel service activity, including work associated with the Bourbon Evolution 803, a vessel we chartered on a short-term basis during 2014 and have extended to April 2015. We also commenced diving services offshore Angola in 2014. Our 2013 revenue and operating income was higher than in 2012 on increased deepwater vessel service activity. For 2015, we anticipate lower operating income resulting from lower vessel pricing in the U.S. Gulf of Mexico and the completion during 2015 of the work associated with the Bourbon Evolution 803.
Our Asset Integrity results in 2014 were fairly comparable to those of 2013. This segment's revenue and operating income were higher in 2013 over 2012 due to high demand in most of our geographic areas, particularly Africa and Australia. We anticipate our 2015 operating income for Asset Integrity to be lower than in 2014 on reduced demand as a result of planned maintenance deferrals by our customers and generally lower pricing.
Advanced Technologies. The table that follows sets out revenue and profitability for this segment.

	Year Ended December 31,
(dollars in thousands)	2014	2013	2012
Revenue	$263,047	$286,140	$285,098
Gross Margin	32,410	44,576	38,681
Gross Margin %	12%	16%	14%
Operating Income	13,230	24,954	21,182
Operating Income %	5%	9%	7%

Advanced Technologies operating income for 2014 was lower than that of 2013 on decreased activity on commercial theme park projects and vessel maintenance work for the U.S. Navy, and lower margins on the theme park work we did perform. Our Advanced Technologies operating income in 2013 was higher than that of 2012 due to increases in work and operational efficiency on theme park projects and an increase in vessel maintenance and repair work for the U.S. Navy. We expect a significant improvement in our Advanced Technologies operating income in 2015, due to the resolution of execution issues on certain U.S. Navy and commercial projects that hampered our results in 2014, as well as additional industrial project work.

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
The table that follows sets out our unallocated expenses.

	Year Ended December 31,
(dollars in thousands)	2014	2013	2012
Gross margin expenses	$(111,089)	$(108,891)	$(94,036)
% of revenue	3%	3%	3%
Operating expenses	(150,010)	(141,969)	(121,173)
% of revenue	4%	4%	4%
Our unallocated gross margin and operating expenses increased in each of 2014 and 2013, primarily due to higher compensation related to incentive plans. We expect higher expenses in 2015, as we improve our information technology infrastructure, including increased costs for cybersecurity.
Other. The table that follows sets forth our significant financial statement items below the operating income line.

	Year Ended December 31,
(dollars in thousands)	2014	2013	2012
Interest income	$293	$554	$1,935
Interest expense, net of amounts capitalized	(4,708)	(2,194)	(4,218)
Equity earnings (loss) of unconsolidated affiliates	(51)	133	1,673
Other income (expense), net	(387)	(1,273)	(6,065)
Provision for income taxes	195,148	170,836	132,905

Interest expense increased in 2014 compared to 2013 on higher debt levels, including borrowings described in "Liquidity and Capital Resources" above. Interest expense decreased in 2013 compared to 2012 on decreasing debt levels as we paid down our debt to zero during 2013. We capitalized $0.7 million of interest in 2014. We did not capitalize any interest in 2013 or 2012.
We record results from our 50% investment in Medusa Spar LLC using the equity method. Medusa Spar LLC owns 75% of a production spar in the U.S. Gulf of Mexico and earns its revenue from fees charged on production processed through the facility. Throughput declined in each of 2014 and 2013 from the immediately preceding year due to normal well production decline.
We expect Medusa Spar LLC revenue will decline in 2015 due to normal production declines from existing wells. Medusa Spar LLC's revenue could be increased if the operator of the producing wells receives regulatory approval to start producing from other zones in the existing wells, which are anticipated to have higher flow rates than the currently-producing zones, or is able to connect more wells to the spar.
Included in other income (expenses), net are foreign currency transaction gains/(losses) of $(0.5) million, $0.1 million and $(5.4) million for 2014, 2013 and 2012, respectively.
Our effective tax rate, including foreign, state and local taxes, was 31.3%, 31.5%, and 31.5% for 2014, 2013 and 2012, respectively, which included a combination of expiring statutes of limitations and the resolution of uncertain tax positions of $0.9 million, $0.7 million and $3.0 million, respectively, related to certain liabilities for uncertain tax positions we recorded in prior years. The primary difference between our effective tax rates and the U.S. federal statutory rate of 35% reflects our intent to indefinitely reinvest in certain of our international operations. Therefore, we are no longer providing for U.S. taxes on a portion of our foreign earnings. We anticipate our effective tax rate in 2015 will be approximately 31.3%.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements, as defined by SEC rules.

Contractual Obligations
At December 31, 2014, we had payments due under contractual obligations as follows:

(dollars in thousands)	Payments due by period
	Total	2015	2016-2017	2018-2019	After 2019
Long-term Debt	$750,000	$—	$250,000	$—	$500,000
Vessel Charters	294,583	101,612	143,250	49,721	—
Other Operating Leases	177,791	25,778	41,825	32,126	78,062
Purchase Obligations	288,821	258,749	29,462	300	310
Other Long-term Obligations reflected on our balance sheet under GAAP	63,131	1,536	3,199	3,384	55,012
TOTAL	$1,574,326	$387,675	$467,736	$85,531	$633,384
At December 31, 2014, we had outstanding purchase order commitments totaling $289 million, including approximately $64  million for the construction of a new subsea support vessel scheduled for delivery in 2016 and $27 million for specialized steel tubes to be used in our manufacturing of steel tube umbilicals. We have ordered the specialized steel tubes in advance to meet expected sales commitments. Should we decide not to accept delivery of the steel tubes, we would incur cancellation charges of at least 10% of the amount canceled.

In 2001, we entered into an agreement with our Chairman of the Board of Directors (the "Chairman") who was also then our Chief Executive Officer. That agreement was amended in 2006 and in 2008. Pursuant to the amended agreement, the Chairman relinquished his position as Chief Executive Officer in May 2006 and began his post-employment service period on December 31, 2006, which continued through August 15, 2011, during which service period the Chairman, acting as an independent contractor, agreed to serve as nonexecutive Chairman of our Board of Directors. The agreement provides the Chairman with post-employment benefits for ten years following August 15, 2011. The agreement also provides for medical coverage on an after-tax basis to the Chairman, his spouse and children for their lives. We recognized the net present value of the post-employment benefits over the expected service period. Our total accrued liabilities, current and long-term, under this post-employment benefit were $5.7 million and $6.3 million at December 31, 2014 and 2013, respectively.
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
We are currently exposed to certain market risks arising from transactions we have entered into in the normal course of business. These risks relate to interest rate changes and fluctuations in foreign exchange rates. We do not believe these risks are material. We have not entered into any market risk sensitive instruments for speculative or trading purposes. We currently have one interest rate swap in place on $100 million of our 4.650% Senior Notes. See Note 6 of Notes to Consolidated Financial Statements included in this report for a description of this interest rate swap. We typically manage our exposure to interest rate changes through the use of a combination of fixed- and floating-rate debt. See Note 5 of Notes to Consolidated Financial Statements included in this report for a description of our revolving credit facility and interest rates on our borrowings. We believe significant interest rate changes would not have a material near-term impact on our future earnings or cash flows.
Because we operate in various oil and gas exploration and production regions in the world, we conduct a portion of our business in currencies other than the U.S. dollar. The functional currency for several of our international operations is the applicable local currency. A stronger U.S. dollar against the U.K. pound sterling and the Norwegian kroner would result in lower operating income. We manage our exposure to changes in foreign exchange rates principally through arranging compensation in U.S. dollars or freely convertible currency and, to the extent possible, by limiting compensation received in other currencies to amounts necessary to meet obligations denominated in those currencies. We use the exchange rates in effect as of the balance sheet date to translate assets and liabilities as to which the functional currency is the local currency, resulting in translation adjustments that we reflect as accumulated other comprehensive income or loss in the shareholders' equity section of our Consolidated Balance Sheets. We recorded adjustments of $(129) million, $(71) million and $45 million to our equity accounts in 2014, 2013 and 2012, respectively. Negative adjustments reflect the net impact of the strengthening of the U.S. dollar against various foreign currencies for locations where the functional currency is not the U.S. dollar. Conversely, positive adjustments reflect the effect of a weakening dollar.
We recorded foreign currency transaction gains (losses) of $(0.5) million, $0.1 million and $(5.4) million that are included in Other income (expense), net in our Consolidated Statements of Income in 2014, 2013 and 2012, respectively.

Item 8.	Financial Statements and Supplementary Data.
In this report, our consolidated financial statements and supplementary data appear following the signature page to this report and are incorporated into this item by reference.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

Item 9A.	Controls and Procedures.
Disclosure Controls and Procedures
In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2014 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.
Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Under the supervision and with the participation of our management, including our principal executive, financial and accounting officers, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). This evaluation included a review of the documentation surrounding our financial reporting controls, an evaluation of the design effectiveness of these controls, testing of the operating effectiveness of these controls and an evaluation of our overall control environment. Based on that evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2014.
Ernst & Young LLP, the independent registered public accounting firm that audited our financial statements, has audited our internal control over financial reporting, as stated in their report that follows.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Oceaneering International, Inc.
We have audited the internal control over financial reporting of Oceaneering International, Inc. and Subsidiaries (the "Company") as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the "COSO criteria"). The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, cash flows, and shareholders' equity for each of the three years in the period ended December 31, 2014, and our report dated February 19, 2015 expressed an unqualified opinion thereon.

Houston, Texas	/s/ ERNST & YOUNG LLP
February 19, 2015

Item 9B.    Other Information.
None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance.
The information with respect to the directors and nominees for election to our Board of Directors is incorporated by reference from the section "Election of Directors" in our definitive proxy statement to be filed on or before April 30, 2015, relating to our 2015 Annual Meeting of Shareholders.
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

Part IV

  Item 15.    Exhibits, Financial Statement Schedules.

(a)	Documents filed as part of this report.

1.	Financial Statements:

(i)	Report of Independent Registered Public Accounting Firm

(ii)	Consolidated Balance Sheets

(iii)	Consolidated Statements of Income

(iv)	Consolidated Statements of Comprehensive Income

(v)	Consolidated Statements of Cash Flows

(vi)	Consolidated Statements of Shareholders' Equity

(vii)	Notes to Consolidated Financial Statements

2.	Financial Statement Schedules:
All schedules for which provision is made in the applicable regulations of the Securities and Exchange Commission have been omitted because they are not required under the relevant instructions or because the required information is not significant.
3.    Exhibits:

			Registration or File Number	Form of Report	Report Date	Exhibit Number
*	3.01	Restated Certificate of Incorporation	1-10945	10-K	Dec. 2000	3.01
*	3.02	Certificate of Amendment to Restated Certificate of Incorporation	1-10945	8-K	May 2008	3.1
*	3.03	Certificate of Amendment to Restated Certificate of Incorporation	1-10945	8-K	May 2014	3.1
*	3.04	Amended and Restated Bylaws	1-10945	8-K	Dec. 2007	3.1
*	4.01	Specimen of Common Stock Certificate	1-10945	10-K	March 1993	4(a)
*	4.02	Credit Agreement, dated as of October 27, 2014, by and among Oceaneering International, Inc., Wells Fargo Bank, National Association, as administrative agent, issuing lender and swing line lender, and certain lenders party thereto.	1-10945	8-K	Oct. 2014	4.1
*	4.03	Indenture dated, November 21, 2014, between Oceaneering International, Inc. and Wells Fargo Bank, National Association, as Trustee, relating to senior debt securities of Oceaneering International, Inc.	1-10945	8-K	Nov. 2014	4.1
*	4.04	First Supplemental Indenture, dated November 21, 2014, between Oceaneering International, Inc. and Wells Fargo Bank, National Association, as Trustee, providing for the issuance of Oceaneering International, Inc.’s 4.650% Senior Notes due 2024 (including Form of Notes).	1-10945	8-K	Nov. 2014	4.2
We and certain of our consolidated subsidiaries are parties to debt instruments under which the total amount of securities authorized does not exceed 10% of our total consolidated assets. Pursuant to paragraph 4(iii)(A) of Item 601(b) of Regulation S-K, we agree to furnish a copy of those instruments to the Securities and Exchange Commission on request.

*	10.01+	Oceaneering International, Inc. Retirement Investment Plan, Amended and Restated effective January 1, 2013	1-10945	10-Q	June 2014	10.01
	10.02+	First Amendment to the Oceaneering Retirement Investment Plan, effective June 1, 2014

*	10.03+	Amended and Restated Service Agreement dated as of December 21, 2006 between Oceaneering and John R. Huff	1-10945	8-K	Dec. 2006	10.1
*	10.04+	Modification to Service Agreement dated as of December 21, 2006 between Oceaneering and John R. Huff	1-10945	8-K	Dec. 2008	10.9
*	10.05+	Trust Agreement dated as of May 12, 2006 between Oceaneering and United Trust Company, National Association	1-10945	8-K	May 2006	10.2
*	10.06+	First Amendment to Trust Agreement dated as of May 12, 2006 between Oceaneering International, Inc. and Bank of America National Association, as successor trustee	1-10945	8-K	Dec. 2008	10.10
*	10.07+	Oceaneering International, Inc. Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2009	1-10945	8-K	Dec. 2008	10.5
*	10.08+	Amended and Restated Oceaneering International, Inc. Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2000 (for Internal Revenue Code Section 409A-grandfathered benefits)	1-10945	8-K	Dec. 2008	10.6
*	10.09+	Change-of-Control Agreements dated as of November 16, 2001 between Oceaneering and M. Kevin McEvoy and Marvin J. Migura	1-10945	10-K	Dec. 2001	10.06
*	10.10+	Form of First Amendment to Change-of-Control Agreement with M. Kevin McEvoy and Marvin J. Migura	1-10945	8-K	Dec. 2008	10.7
*	10.11+	Form of Change of Control Agreement	1-10945	8-K	May 2011	10.5
*	10.12+	Form of Indemnification Agreement between Oceaneering and each of its Directors and Executive Officers	1-10945	10-K	Dec. 2001	10.12
	10.13+	Oceaneering Retirement Investment Plan Trust Agreement effective December 31, 2013
*	10.14+	2010 Incentive Plan	333-166612	S-8	May 2010	4.6
*	10.15+	Form of 2012 Employee Restricted Stock Unit Agreement for Executive Officers	1-10945	8-K	Feb. 2012	10.1
*	10.16+	Form of 2012 Chairman Restricted Stock Unit Agreement for John R. Huff	1-10945	8-K	Feb. 2012	10.3
*	10.17+	Form of 2012 Performance Unit Agreement for Executive Officers	1-10945	8-K	Feb. 2012	10.2
*	10.18+	Form of 2012 Chairman Performance Unit Agreement for John R. Huff	1-10945	8-K	Feb. 2012	10.4
*	10.19+	2012 Performance Award: Goals and Measures, relating to the form of 2012 Performance Unit Agreement for its executive officers and 2012 Chairman Performance Unit Agreement	1-10945	8-K	Feb. 2012	10.5
*	10.20+	Form of 2012 Nonemployee Director Restricted Stock Agreement for T. Jay Collins, Jerold J. DesRoche, David S. Hooker, D. Michael Hughes, Paul B. Murphy, Jr. and Harris J. Pappas	1-10945	8-K	Feb. 2012	10.6
*	10.21+	Form of Indemnification Agreement	1-10945	8-K	May 2011	10.4
*	10.22+	Form of 2013 Employee Restricted Stock Unit Agreement for Executive Officers	1-10945	8-K	Feb. 2013	10.1
*	10.23+	Form of 2013 Chairman Restricted Stock Unit Agreement for John R. Huff	1-10945	8-K	Feb. 2013	10.3
*	10.24+	Form of 2013 Performance Unit Agreement for Executive Officers	1-10945	8-K	Feb. 2013	10.2

*	10.25+	Form of 2013 Chairman Performance Unit Agreement for John R. Huff	1-10945	8-K	Feb. 2013	10.4
*	10.26+	2013 Performance Award: Goals and Measures, relating to the form of 2013 Performance Unit Agreement for its executive officers and 2013 Chairman Performance Unit Agreement	1-10945	8-K	Feb. 2013	10.5
*	10.27+	Form of 2013 Nonemployee Director Restricted Stock Agreement for T. Jay Collins, Jerold J. DesRoche, D. Michael Hughes, Paul B. Murphy, Jr. and Harris J. Pappas	1-10945	8-K	Feb. 2013	10.6
*	10.28+	Form of 2013 Nonemployee Director Restricted Stock Agreement for David S. Hooker	1-10945	8-K	Feb. 2013	10.7
*	10.29+	Form of 2014 Employee Restricted Stock Unit Agreement for Executive Officers	1-10945	8-K	Feb. 2014	10.1
*	10.30+	Form of 2014 Chairman Restricted Stock Unit Agreement for John R. Huff	1-10945	8-K	Feb. 2014	10.3
*	10.31+	Form of 2014 Performance Unit Agreement for Executive Officers	1-10945	8-K	Feb. 2014	10.2
*	10.32+	Form of 2014 Chairman Performance Unit Agreement for John R. Huff	1-10945	8-K	Feb. 2014	10.4
*	10.33+	2014 Performance Award: Goals and Measures, relating to the form of 2014 Performance Unit Agreement for its executive officers and 2014 Chairman Performance Unit Agreement	1-10945	8-K	Feb. 2014	10.5
*	10.34+	Form of 2014 Nonemployee Director Restricted Stock Agreement for T. Jay Collins, Jerold J. DesRoche, D. Michael Hughes, Paul B. Murphy, Jr. and Harris J. Pappas	1-10945	8-K	Feb. 2014	10.6
	10.35+	Second Amendment to the Oceaneering Retirement Investment Plan, effective January 1, 2015
	12.01	Computation of Ratio of Earnings to Fixed Charges
	21.01	Subsidiaries of Oceaneering
	23.01	Consent of Independent Registered Public Accounting Firm
	31.01	Rule 13a – 14(a)/15d – 14(a) certification of principal executive officer
	31.02	Rule 13a – 14(a)/15d – 14(a) certification of principal financial officer
	32.01	Section 1350 certification of principal executive officer
	32.02	Section 1350 certification of principal financial officer
	101.INS	XBRL Instance Document
	101.SCH	XBRL Taxonomy Extension Schema Document
	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
	101.LAB	XBRL Taxonomy Extension Label Linkbase Document
	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

	*	Exhibit previously filed with the Securities and Exchange Commission, as indicated, and incorporated herein by reference.
	+	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OCEANEERING INTERNATIONAL, INC.

Date:	February 19, 2015	By:	/S/ M. KEVIN MCEVOY
M. Kevin McEvoy
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/S/ M. KEVIN MCEVOY	Chief Executive Officer and Director	February 19, 2015
M. Kevin McEvoy	(Principal Executive Officer)

/S/ MARVIN J. MIGURA	Executive Vice President	February 19, 2015
Marvin J. Migura	(Principal Financial Officer)

/S/ W. CARDON GERNER	Senior Vice President and Chief Financial Officer	February 19, 2015
W. Cardon Gerner	(Principal Accounting Officer)

/S/ JOHN R. HUFF	Chairman of the Board	February 19, 2015
John R. Huff

/S/ T. JAY COLLINS	Director	February 19, 2015
T. Jay Collins

/S/ JEROLD J. DESROCHE	Director	February 19, 2015
Jerold J. DesRoche

/S/ D. MICHAEL HUGHES	Director	February 19, 2015
D. Michael Hughes

/S/ PAUL B. MURPHY, JR.	Director	February 19, 2015
Paul B. Murphy, Jr.

/S/ HARRIS J. PAPPAS	Director	February 19, 2015
Harris J. Pappas

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
Index to Financial Statements

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Income
Consolidated Statements of Comprehensive Income
Consolidated Statements of Cash Flows
Consolidated Statements of Shareholders' Equity
Notes to Consolidated Financial Statements
Summary of Major Accounting Policies
Selected Balance Sheet Information
Income Taxes
Selected Income Statement Information
Debt
Commitments and Contingencies
Operations by Business Segment and Geographic Area
Employee Benefit Plans
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Oceaneering International, Inc.
We have audited the accompanying consolidated balance sheets of Oceaneering International, Inc. and Subsidiaries (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, cash flows, and shareholders' equity for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 19, 2015 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Houston, Texas
February 19, 2015

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except share data)	2014	2013
ASSETS
Current Assets:
Cash and cash equivalents	$430,714	$91,430
Accounts receivable, net of allowances for doubtful accounts of $137 and $4,168	778,372	768,842
Inventory	375,588	441,789
Other current assets	128,876	131,214
Total Current Assets	1,713,550	1,433,275
Property and Equipment, at cost	2,660,788	2,380,888
Less accumulated depreciation	1,354,966	1,191,789
Net Property and Equipment	1,305,822	1,189,099
Other Assets:
Goodwill	331,474	344,018
Investments in unconsolidated affiliates	32,624	37,462
Other non-current assets	128,231	124,646
Total Other Assets	492,329	506,126
Total Assets	$3,511,701	$3,128,500
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$123,688	$129,632
Accrued liabilities	490,260	516,628
Income taxes payable	65,189	80,828
Total Current Liabilities	679,137	727,088
Long-term Debt	750,000	—
Other Long-term Liabilities	424,944	357,972
Commitments and Contingencies
Shareholders' Equity:
Common Stock, par value $0.25 per share; 180,000,000 shares authorized; 110,834,088 shares issued	27,709	27,709
Additional paid-in capital	229,640	222,402
Treasury stock; 11,220,682 and 2,636,644 shares, at cost	(656,917)	(75,736)
Retained earnings	2,240,229	1,921,642
Accumulated other comprehensive income	(183,041)	(52,577)
Total Shareholders' Equity	1,657,620	2,043,440
Total Liabilities and Shareholders' Equity	$3,511,701	$3,128,500
The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(in thousands, except per share data)	2014	2013	2012
Revenue	$3,659,624	$3,287,019	$2,782,604
Cost of services and products	2,800,423	2,521,483	2,154,746
Gross Margin	859,201	765,536	627,858
Selling, general and administrative expense	230,871	220,420	199,261
Income from Operations	628,330	545,116	428,597
Interest income	293	554	1,935
Interest expense, net of amounts capitalized	(4,708)	(2,194)	(4,218)
Equity earnings (loss) of unconsolidated affiliates	(51)	133	1,673
Other income (expense), net	(387)	(1,273)	(6,065)
Income before Income Taxes	623,477	542,336	421,922
Provision for income taxes	195,148	170,836	132,905
Net Income	$428,329	$371,500	$289,017
Cash dividends declared per Share	$1.03	$0.84	$0.69
Basic Earnings per Share	$4.02	$3.43	$2.68
Weighted average basic shares outstanding	106,593	108,158	108,015
Diluted Earnings per Share	$4.00	$3.42	$2.66
Weighted average diluted shares outstanding	107,091	108,731	108,617
The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2014	2013	2012

Net Income	$428,329	$371,500	$289,017
Other comprehensive income (loss), net of tax:
Foreign currency translation	(128,666)	(71,282)	44,775
Pension-related adjustments	(1,947)	859	262
Change in fair value of interest rate swap	149	—	—
Other comprehensive income (loss)	(130,464)	(70,423)	45,037
Comprehensive Income	$297,865	$301,077	$334,054

The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2014	2013	2012
Cash Flows from Operating Activities:
Net income	$428,329	$371,500	$289,017
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	229,779	202,228	176,483
Deferred income tax provision	70,717	51,800	20,654
Net loss (gain) on sales of property and equipment	(1,165)	450	(584)
Noncash compensation	20,034	19,380	16,442
Distributions from unconsolidated affiliates greater than earnings	—	878	6,988
Excluding the effects of acquisitions, increase (decrease) in cash from:
Accounts receivable	(8,482)	(101,912)	(94,237)
Inventory	66,327	(110,508)	(76,186)
Other operating assets	(11,197)	(22,380)	(20,278)
Currency translation effect on working capital, excluding cash	(21,603)	(12,114)	10,224
Accounts payable and accrued liabilities	(43,507)	128,297	87,453
Income taxes payable	(15,639)	2,435	23,559
Other operating liabilities	8,169	1,370	(1,735)
Total adjustments to net income	293,433	159,924	148,783
Net Cash Provided by Operating Activities	721,762	531,424	437,800
Cash Flows from Investing Activities:
Purchases of property and equipment	(386,883)	(382,531)	(300,598)
Business acquisitions, net of cash acquired	(39,788)	(11,059)	(9,260)
Distributions of capital from unconsolidated affiliates	4,772	4,279	—
Dispositions of property and equipment and equity investment	2,427	11,666	3,814
Net Cash Used in Investing Activities	(419,472)	(377,645)	(306,044)
Cash Flows from Financing Activities:
Net proceeds of 4.65% Senior Notes, net of issuance costs	493,125	—	—
Net proceeds (payments) of bank credit facilities, net of new loan costs	248,429	(93,739)	(27,045)
Excess tax benefits from employee benefit plans	3,932	4,279	2,475
Cash dividends	(109,742)	(90,885)	(74,515)
Purchases of treasury stock	(590,384)	—	(19,358)
Net Cash Provided by (Used in) Financing Activities	45,360	(180,345)	(118,443)
Effect of exchange rates on cash	(8,366)	(2,553)	1,094
Net Increase (Decrease) in Cash and Cash Equivalents	339,284	(29,119)	14,407
Cash and Cash Equivalents—Beginning of Period	91,430	120,549	106,142
Cash and Cash Equivalents—End of Period	$430,714	$91,430	$120,549

The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

						Accumulated Other Comprehensive Income (Loss)
	Common Stock Issued		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Currency Translation Adjustments	Fair Value of Hedging Instruments	Pension
(in thousands)	Shares	Amount							Total
Balance, December 31, 2011	110,834	$27,709	$202,619	$(71,700)	$1,426,525	$(23,637)	$—	$(3,554)	$1,557,962
Net Income	—	—	—	—	289,017	—	—	—	289,017
Other Comprehensive Income	—	—	—	—	—	44,775	—	262	45,037
Restricted stock unit activity	—	—	8,985	5,857	—	—	—	—	14,842
Restricted stock activity	—	—	(1,139)	1,139	—	—	—	—	—
Tax benefits from employee benefit plans	—	—	2,475	—	—	—	—	—	2,475
Cash dividends	—	—	—	—	(74,515)	—	—	—	(74,515)
Treasury stock purchases, 400,000 shares	—	—	—	(19,358)	—	—	—	—	(19,358)
Balance, December 31, 2012	110,834	27,709	212,940	(84,062)	1,641,027	21,138	—	(3,292)	1,815,460
Net Income	—	—	—	—	371,500	—	—	—	371,500
Other Comprehensive Income	—	—	—	—	—	(71,282)	—	859	(70,423)
Restricted stock unit activity	—	—	6,447	7,062	—	—	—	—	13,509
Restricted stock activity	—	—	(1,264)	1,264	—	—	—	—	—
Tax benefits from employee benefit plans	—	—	4,279	—	—	—	—	—	4,279
Cash dividends	—	—	—	—	(90,885)	—	—	—	(90,885)
Balance, December 31, 2013	110,834	27,709	222,402	(75,736)	1,921,642	(50,144)	—	(2,433)	2,043,440
Net Income	—	—	—	—	428,329	—	—	—	428,329
Other Comprehensive Income	—	—	—	—	—	(128,666)	149	(1,947)	(130,464)
Restricted stock unit activity	—	—	4,311	8,198	—	—	—	—	12,509
Restricted stock activity	—	—	(1,005)	1,005	—	—	—	—	—
Tax benefits from employee benefit plans	—	—	3,932	—	—	—	—	—	3,932
Cash dividends	—	—	—	—	(109,742)	—	—	—	(109,742)
Treasury stock purchases, 8,900,000 shares	—	—	—	(590,384)	—	—	—	—	(590,384)
Balance, December 31, 2014	110,834	$27,709	$229,640	$(656,917)	$2,240,229	$(178,810)	$149	$(4,380)	$1,657,620

The accompanying Notes are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF MAJOR ACCOUNTING POLICIES

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
Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States ("U.S. GAAP") requires that our management make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates.
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
Property and Equipment and Long-Lived Intangible Assets. We provide for depreciation of property and equipment on the straight-line method over estimated useful lives of eight years for ROVs, three to 20 years for marine services equipment (such as vessels and diving equipment), and three to 25 years for buildings, improvements and other equipment.
Long-lived intangible assets, primarily acquired in connection with business combinations, include trade names, intellectual property and customer relationships and are being amortized with a weighted average remaining life of approximately 12 years.
We charge the costs of repair and maintenance of property and equipment to operations as incurred, while we capitalize the costs of improvements that extend asset lives or functionality.
We capitalize interest on assets where the construction period is anticipated to be more than three months. We capitalized $0.7 million of interest in 2014. We did not capitalize any interest in 2013 or 2012. We do not allocate general administrative costs to capital projects. Upon the disposition of property and equipment, the related cost and accumulated depreciation accounts are relieved and any resulting gain or loss is included as an adjustment to cost of services and products.
Our management periodically, and upon the occurrence of a triggering event, reviews the realizability of our property and equipment and long-lived intangible assets, which are held and used by us, to determine whether any events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. For long-lived assets to be held and used, we base our evaluation on impairment indicators such as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements and other external market conditions or factors that may be present. If such impairment indicators are present or other factors exist that indicate that the carrying amount of the asset may not be recoverable, we determine whether an impairment has occurred through the use of an undiscounted cash flows analysis of the asset at the lowest level for which identifiable cash flows exist. If an impairment has occurred, we recognize a loss for the difference between the carrying amount and the fair value of the asset. For assets held for sale or disposal, the fair value of the asset is measured using fair market value less cost to sell. Assets are classified as held-for-sale when we have a plan for disposal of certain assets and those assets meet the held for sale criteria.
Business Acquisitions. We account for business combinations using the acquisition method of accounting, with the acquisition price being allocated to the assets acquired and liabilities assumed based on their fair values at the date of acquisition.

We made several smaller acquisitions during the periods presented, none of which were material.

In January 2015, we announced that we have entered into an agreement to acquire C & C Technologies, Inc. ("C&C") for approximately $230 million. We expect we will close the transaction in early April 2015, subject to customary closing conditions. C&C is a provider of ocean-bottom mapping services in deepwater utilizing customized autonomous underwater vehicles and provides marine construction surveys for both surface and subsea assets, as well as satellite-based positioning services for drilling rigs and seismic and construction vessels. C&C also provides land and near-shore survey services along the U.S. Gulf Coast and in Mexico, and performs shallow water conventional geophysical surveys in the U.S. Gulf of Mexico.
Goodwill. In September 2011, the Financial Accounting Standards Board ("FASB") issued an update regarding goodwill impairment testing. Under the update, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is more likely than not that the fair value of a reporting unit exceeds its carrying amount, performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test. We qualitatively tested the goodwill attributable to each of our reporting units for impairment as of December 31, 2014 and 2013 and concluded that there was no impairment. The only changes in our reporting units' goodwill balances during the periods presented are from business acquisitions, as discussed above, and currency exchange rate changes. For more information regarding goodwill by business segment, see Note 7.
Revenue Recognition. We recognize our revenue according to the type of contract involved. On a daily basis, we recognize revenue under contracts that provide for specific time, material and equipment charges, which we bill periodically, ranging from weekly to monthly.

We account for significant fixed-price contracts, which we enter into mainly in our Subsea Products segment, and to a lesser extent in our Subsea Projects and Advanced Technologies segments, using the percentage-of-completion method. In 2014, we accounted for 15% of our revenue using the percentage-of-completion method. In determining whether a contract should be accounted for using the percentage-of-completion method, we consider whether:

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
Revenue in Excess of Amounts Billed on uncompleted fixed-price contracts accounted for using the percentage-of-completion method is summarized as follows:

	December 31,
(in thousands)	2014	2013
Revenue recognized	$368,888	$199,654
Less: Billings to customers	(312,968)	(168,215)
Revenue in excess of amounts billed	$55,920	$31,439

Billings in Excess of Revenue Recognized on uncompleted fixed-price contracts accounted for using the percentage-of-completion method are summarized as follows:

	December 31,
(in thousands)	2014	2013
Amounts billed to customers	$196,501	$200,909
Less: Revenue recognized	(109,547)	(86,264)
Billings in excess of revenue recognized	$86,954	$114,645
Stock-Based Compensation. We recognize all share-based payments to directors, officers and employees over their vesting periods in the income statement based on their estimated fair values. For more information on our employee benefit plans, see Note 8.
Income Taxes. We provide income taxes at appropriate tax rates in accordance with our interpretation of the respective tax laws and regulations after review and consultation with our internal tax department, tax advisors and, in some cases, legal counsel in various jurisdictions. We provide for deferred income taxes for differences between carrying amounts of assets and liabilities for financial and tax reporting purposes. We provide for deferred U.S. income taxes on foreign income only to the extent such income is not indefinitely reinvested in foreign entities. We provide a valuation allowance against deferred tax assets when it is more likely than not that the asset will not be realized.
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

Foreign Currency Translation. The functional currency for several of our foreign subsidiaries is the applicable local currency. Results of operations for foreign subsidiaries with functional currencies other than the U.S. dollar are translated into U.S. dollars using average exchange rates during the period. Assets and liabilities of these foreign subsidiaries are translated into U.S. dollars using the exchange rates in effect at the balance sheet date, and the resulting translation adjustments are recognized in accumulated other comprehensive income as a component of shareholders' equity. All foreign currency transaction gains and losses are recognized currently in the Consolidated Statements of Income. We recorded $(0.5) million, $0.1 million and $(5.4) million of foreign currency transaction gains (losses) in 2014, 2013 and 2012, respectively, and those amounts are included as a component of Other income (expense), net.
Earnings Per Share. For each year presented, the only difference between our annual calculated weighted average basic and diluted number of shares outstanding is the effect of outstanding restricted stock units.

Repurchase Plans. In February 2010, our Board of Directors approved a plan to repurchase up to 12 million shares of our common stock. In 2014, we completed the purchase of the shares authorized under this plan by repurchasing the remaining 8.9 million shares for $590 million. The total cost for the repurchase of the 12 million shares of our common stock was $677 million.
In December 2014, following completion of the February 2010 program, our Board of Directors approved a new share repurchase program under which we may repurchase up to 10 million shares of our common stock on a discretionary basis. The December 2014 program calls for the repurchases to be made in the open market, or in privately negotiated transactions from time to time, in compliance with applicable laws, rules and regulations, including Rule 10b-18 under the Securities Exchange Act of 1934, as amended, subject to market and business conditions, levels of available liquidity, cash requirements for other purposes, applicable legal requirements and other relevant factors. The timing and amount of any repurchases will be determined by management based on its evaluation of these factors. We expect that any shares repurchased under the new program will be held as treasury stock for future use. The new program does not obligate us to repurchase any particular number of shares. We did not repurchase any shares under this program in 2014.
Financial Instruments. We recognize all derivative instruments as either assets or liabilities in the balance sheet and measure those instruments at fair value. Subsequent changes in fair value are reflected in current earnings or other comprehensive income, depending on whether a derivative instrument is designated as part of a hedge relationship and, if it is, the type of hedge relationship. See Note 6 for information relative to the interest rate swap we had in effect at December 31, 2014. During the two-year period ended December 31, 2013, we had no derivative instruments in effect.

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

2.	SELECTED BALANCE SHEET INFORMATION
The following is information regarding selected balance sheet accounts:

	December 31,
(in thousands)	2014	2013
Inventory:
Remotely operated vehicle parts and components	$207,885	$190,403
Other inventory, primarily raw materials	167,703	251,386
Total	$375,588	$441,789

Other Current Assets:
Deferred income taxes	$49,809	$61,589
Prepaid expenses	79,067	69,625
Total	$128,876	$131,214

Other Non-Current Assets:
Intangible assets, net	$60,895	$68,522
Cash surrender value of life insurance policies	53,653	52,862
Other	13,683	3,262
Total	$128,231	$124,646

Investments in unconsolidated affiliates:
Medusa Spar LLC	$32,553	$37,376
Other	71	86
	$32,624	$37,462

Accrued Liabilities:
Payroll and related costs	$209,481	$218,766
Accrued job costs	79,894	72,117
Deferred revenue	116,936	150,246
Other	83,949	75,499
Total	$490,260	$516,628

Other Long-Term Liabilities:
Deferred income taxes	$322,758	$260,807
Supplemental Executive Retirement Plan	45,423	45,144
Long-Term Incentive Plan	29,482	26,700
Accrued post-employment benefit obligations	11,349	10,528
Other	15,932	14,793
Total	$424,944	$357,972
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

3.	INCOME TAXES

Our provisions for income taxes and our cash taxes paid are as follows:

	Year Ended December 31,
(in thousands)	2014	2013	2012
Current:
Domestic	$17,856	$45,468	$4,039
Foreign	106,575	73,568	108,212
Total current	124,431	119,036	112,251
Deferred:
Domestic	73,520	56,115	26,170
Foreign	(2,803)	(4,315)	(5,516)
Total deferred	70,717	51,800	20,654
Total provision for income taxes	$195,148	$170,836	$132,905
Cash taxes paid	$139,724	$113,760	$92,422
The components of income before income taxes are as follows:

	Year Ended December 31,
(in thousands)	2014	2013	2012
Domestic	$110,800	$68,066	$53,240
Foreign	512,677	474,270	368,682
Income before income taxes	$623,477	$542,336	$421,922
As of December 31, 2014 and 2013, our worldwide deferred tax assets, liabilities and net deferred tax liabilities were as follows:

	December 31,
(in thousands)	2014	2013
Deferred tax assets:
Deferred compensation	$50,829	$48,401
Deferred income	16,305	30,101
Accrued expenses	9,235	8,441
Other	27,808	11,921
Gross deferred tax assets	104,177	98,864
Valuation allowance	—	—
Total deferred tax assets	$104,177	$98,864
Deferred tax liabilities:
Property and equipment	$128,958	$129,441
Unremitted foreign earnings not considered indefinitely reinvested	238,133	157,091
Basis difference in equity investments	8,947	10,843
Other	1,088	707
Total deferred tax liabilities	$377,126	$298,082
Net deferred income tax liability	$272,949	$199,218

Our net deferred tax liability is reflected within our balance sheet as follows:

	December 31,
(in thousands)	2014	2013
Deferred tax liabilities	$322,758	$260,807
Current deferred tax assets	(49,809)	(61,589)
Net deferred income tax liability	$272,949	$199,218

At December 31, 2014, we had approximately $28 million of foreign tax credits available to reduce future payments of U.S. federal income taxes. The tax credits expire commencing in 2024. We believe it is more likely than not that all our deferred tax assets are realizable. Reconciliations between the actual provision for income taxes on continuing operations and that computed by applying the United States statutory rate to income before income taxes were as follows:

	Year Ended December 31,
	2014	2013	2012
United States statutory rate	35.0%	35.0%	35.0%
State and local taxes	0.1	0.2	0.1
Foreign tax rate differential	(2.6)	(3.7)	(2.9)
Other items, net	(1.2)	—	(0.7)
Total effective tax rate	31.3%	31.5%	31.5%

We consider $573 million of unremitted earnings of our foreign subsidiaries is indefinitely reinvested. It is not practical for us to compute the amount of additional U.S. tax that would be due on this amount. We have provided deferred income taxes on the foreign earnings not considered indefinitely reinvested.

We recognize the benefit for a tax position if the benefit is more likely than not to be sustainable upon audit by the applicable taxing authority. If this threshold is met, the tax benefit is then measured and recognized at the largest amount that we believe is greater than 50% likely of being realized upon ultimate settlement.

We account for any applicable interest and penalties on uncertain tax positions as a component of our provision for income taxes on our financial statements. We increased/(decreased) income tax expense by $(0.4) million, $1.7 million and $(2.7) million in 2014, 2013 and 2012, respectively, for penalties and interest on uncertain tax positions, which brought our total liabilities for penalties and interest on uncertain tax positions to $2.9 million and $3.3 million on our balance sheets at December 31, 2014 and 2013, respectively. All additions or reductions to those liabilities would affect our effective income tax rate in the periods of change.
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits, not including associated foreign tax credits and penalties and interest, is as follows:

	Year Ended December 31,
(in thousands)	2014	2013	2012
Beginning of year	$7,168	$5,140	$10,104
Additions based on tax positions related to the current year	432	100	244
Reductions for expiration of statutes of limitations	(1,572)	(1,225)	(225)
Additions based on tax positions related to prior years	254	3,490	3,335
Reductions based on tax positions related to prior years	(707)	(337)	(8,193)
Settlements	—	—	(125)
Balance at end of year	$5,575	$7,168	$5,140
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

Our tax returns are subject to audit by taxing authorities in multiple jurisdictions. These audits often take years to complete and settle. The following lists the earliest tax years open to examination by tax authorities where we have significant operations:

Jurisdiction	Periods
United States	2011
United Kingdom	2011
Norway	2004
Angola	2009
Brazil	2009
Australia	2010

4.	SELECTED INCOME STATEMENT INFORMATION

The following schedule shows our revenue, costs and gross margins by services and products:

	Year Ended December 31,
(in thousands)	2014	2013	2012
Revenue:
Services	$2,336,304	$2,174,739	$1,887,957
Products	1,323,320	1,112,280	894,647
Total revenue	3,659,624	3,287,019	2,782,604
Cost of Services and Products:
Services	1,742,411	1,624,483	1,418,511
Products	946,923	788,109	642,199
Unallocated expenses	111,089	108,891	94,036
Total cost of services and products	2,800,423	2,521,483	2,154,746
Gross margin:
Services	593,893	550,256	469,446
Products	376,397	324,171	252,448
Unallocated expenses	(111,089)	(108,891)	(94,036)
Total gross margin	$859,201	$765,536	$627,858

5.	DEBT
Long-term Debt consisted of the following:

	December 31,
(in thousands)	2014	2013
4.650% Senior Notes due 2024	$500,000	$—
Term Loan Facility	250,000	—
Revolving Credit Facility	—	—
Long-term Debt	$750,000	$—

In October 2014, we entered into a new credit agreement (the "Credit Agreement") with a group of banks. The Credit Agreement provides for a $300 million three-year delayed-draw term loan (the "Term Loan Facility") and a $500 million five-year revolving credit facility (the "Revolving Credit Facility"). The Credit Agreement replaces a prior credit agreement that was scheduled to mature on January 6, 2017. Subject to certain conditions, the aggregate commitments under the Revolving Credit Facility may be increased by up to $300 million at any time upon agreement between us and existing or additional lenders. Borrowings under the Revolving Credit Facility and the Term Loan Facility may be used for general corporate purposes. Simultaneously with the execution of the Credit Agreement and pursuant to its terms, we repaid all amounts outstanding under, and terminated, the prior credit agreement.

The Term Loan Facility is scheduled to mature on October 27, 2017. The Revolving Credit Facility is scheduled to mature on October 25, 2019, and the delayed-draw feature of the Term Loan Facility expires in April 2015. Borrowings under the Credit

Agreement bear interest at an Adjusted Base Rate or the Eurodollar Rate (both as defined in the Credit Agreement), at our option, plus an applicable margin to be initially based on our Leverage Ratio (as defined in the Credit Agreement) and, at our election, based on the ratings of our senior unsecured debt by both Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services, thereafter to be based on such debt ratings. The applicable margin varies: (1) in the case of advances bearing interest at the Adjusted Base Rate, from 0.125% to 0.750% for borrowings under the Revolving Credit Facility and from 0% to 0.500% for borrowings under the Term Loan Facility; and (2) in the case of advances bearing interest at the Eurodollar Rate, from 1.125% to 1.750% for borrowings under the Revolving Credit Facility and from 1.000% to 1.500% for borrowings under the Term Loan Facility. The Adjusted Base Rate is the highest of (1) the per annum rate established by the administrative agent as its prime rate, (2) the federal funds rate plus 0.50% and (3) daily one-month LIBOR plus 1%. We pay a commitment fee ranging from 0.125% to 0.300% on the unused portions of the Revolving Credit Facility and the Term Loan Facility, depending on our Leverage Ratio. The commitment fees are included as interest expense in our consolidated financial statements.

The Credit Agreement contains various covenants that we believe are customary for agreements of this nature, including, but not limited to, restrictions on our ability and the ability of each of our subsidiaries to incur debt, grant liens, make certain investments, make distributions, merge or consolidate, sell assets, enter into transactions with affiliates and enter into certain restrictive agreements. We are also subject to a maximum Leverage Ratio of 4.00 to 1.00. The Credit Agreement includes customary events of default and associated remedies. As of December 31, 2014, we were in compliance with all the covenants set forth in the Credit Agreement.

In November 2014, we completed the public offering of $500 million aggregate principal amount of 4.650% Senior Notes due 2024 (the "Senior Notes"). We will pay interest on the Senior Notes on May 15 and November 15 of each year, beginning on May 15, 2015. The Senior Notes are scheduled to mature on November 15, 2024. We may redeem some or all of the Senior Notes at specified redemption prices. We are using the net proceeds from the offering for general corporate purposes, which may include funding acquisitions and other capital expenditures and repurchases of outstanding shares of our common stock.

We incurred $6.9 million of issuance costs related to the Senior Notes and $1.6 million of new loan costs related to the Revolving Credit Facility and the Term Loan Facility. We are amortizing these costs, which are included on our balance sheet as other non-current assets, to interest expense over ten years for the Senior Notes and over five years for the Revolving Credit Facility and the Term Loan Facility.

We made cash interest payments of $3.7 million, $2.1 million and $4.3 million in 2014, 2013 and 2012, respectively.

6.	COMMITMENTS AND CONTINGENCIES

Lease Commitments
At December 31, 2014, we occupied several facilities under noncancellable operating leases expiring at various dates through 2025. Future minimum rentals under all of our operating leases, including vessel rentals, are as follows:

(in thousands)
2015	$127,390
2016	117,793
2017	67,282
2018	51,842
2019	30,005
Thereafter	78,062
Total Lease Commitments	$472,374
Rental expense, which includes hire of vessels, specialized equipment and real estate rental, was approximately $257 million, $191 million and $107 million in 2014, 2013 and 2012, respectively.

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

Litigation

On June 17, 2014, a purported shareholder filed a derivative complaint against all of the then-current members of our board of directors and one of our former directors, as defendants, and our company, as nominal defendant, in the Court of Chancery of the State of Delaware. Through the complaint, the plaintiff is asserting, on behalf of our company, actions for breach of fiduciary duties and unjust enrichment in connection with prior determinations of our board of directors relating to nonexecutive director compensation. The plaintiff is seeking relief including disgorgement of payments made to the defendants, an award of unspecified damages and an award for attorneys’ fees and other costs. We and the defendants filed a motion to dismiss the complaint and a supporting brief on September 5, 2014, asserting that the complaint failed to state a claim on which relief could be granted, and further that the plaintiff did not comply with procedural requirements necessary to allow him to commence litigation against certain directors on our behalf. We are awaiting a ruling on that motion. In any event, our company is only a nominal defendant in this litigation, and we do not expect the resolution of this matter to have a material adverse effect on our results of operations, cash flows or financial position.
Various other actions and claims are pending against us, most of which are covered by insurance. Although we cannot predict the ultimate outcome of these matters, we believe the ultimate liability, if any, that may result from these other actions and claims will not materially affect our results of operations, cash flows or financial position.
Letters of Credit
We had $70 million and $45 million in letters of credit outstanding as of December 31, 2014 and 2013, respectively, as guarantees in force for self-insurance requirements and various bid and performance bonds, which are usually for the duration of the applicable contract.
Financial Instruments and Risk Concentration
In the normal course of business, we manage risks associated with foreign exchange rates and interest rates through a variety of strategies, including the use of hedging transactions. As a matter of policy, we do not use derivative instruments unless there is an underlying exposure.
Other financial instruments that potentially subject us to concentrations of credit risk are principally cash and cash equivalents and accounts receivable. The carrying value of cash and cash equivalents approximates its fair value due to the short maturity of those instruments. Accounts receivable are generated from a broad group of customers, primarily from within the energy industry, which is our major source of revenue. Due to their short-term nature, carrying values of our accounts receivable and accounts payable approximate fair market value. The carrying values of borrowings under the Credit Agreement approximate their fair value because the short-term durations of the associated interest rate periods reflect market changes to interest rates. Our borrowings under the Credit Agreement are classified as Level 2 in the fair value hierarchy under U.S. GAAP (inputs other than quoted prices in active markets for similar assets and liabilities that are observable or can be corroborated by observable market data for substantially the full term for the assets or liabilities).

We estimated the fair market value of the Senior Notes to be $494 million at December 31, 2014. We arrived at this estimate by computing the net present value of the future principal and interest payments using a yield to maturity interest rate for securities of similar credit quality and term. The Senior Notes are classified as Level 2 in the fair value hierarchy under U.S. GAAP.

We have an interest rate swap in place on $100 million of the Senior Notes for the period from November 2014 to November 2024. The agreement swaps the fixed interest rate of 4.650% on $100 million of the Senior Notes to the floating rate of one month LIBOR plus 2.426%. We estimate the fair value of the interest rate swap to be an asset of $0.2 million at December 31, 2014. This asset value was arrived at using a discounted cash flow model using Level 2 inputs.

In 2013, we experienced delays in payment from OGX Petróleo e Gás S.A. ("OGX"), which is a customer in Brazil. The parent company of OGX missed making an interest payment on its bonds and, on October 30, 2013, OGX and its parent filed for a restructuring process under Brazilian bankruptcy law, which grants the filer judicial protection from creditors while a restructuring plan is developed for approval. As of December 31, 2014, we had accounts receivable due from OGX of approximately $4.1 million, and in the fourth quarter of 2013 we recorded an allowance for doubtful accounts of $3.3 million, which was charged as a selling, general and administrative expense in our ROV segment. As of December 31, 2014, OGX had reorganized and we received shares of stock in the reorganized company. We have written off the receivables and allowance for doubtful accounts and assigned no value to the shares we received.

7.	OPERATIONS BY BUSINESS SEGMENT AND GEOGRAPHIC AREA
Business Segment Information
We are a global oilfield provider of engineered services and products, primarily to the offshore oil and gas industry, with a focus on deepwater applications. Through the use of our applied technology expertise, we also serve the defense, aerospace and commercial theme park industries. Our Oilfield business consists of Remotely Operated Vehicles ("ROVs"), Subsea Products, Subsea Projects and Asset Integrity. Our ROV segment provides submersible vehicles operated from the surface to support offshore oil and gas exploration, development and production activities. Our Subsea Products segment supplies a variety of specialty subsea hardware. Our Subsea Projects segment provides multiservice vessels, oilfield diving and support vessel operations, which are used principally in inspection, maintenance and repair and installation activities, and a mobile offshore production system, through a 50% interest in an entity that holds a 75% interest in the system. With the acquisition we made in December 2011, we also operate and maintain offshore and onshore oil and gas production facilities, provide subsea engineering services, and operate an offshore logistics supply base in Australia. Our Asset Integrity segment provides asset integrity management and assessment services and nondestructive testing and inspection. Our Advanced Technologies business provides project management, engineering services and equipment for applications in non-oilfield markets. Unallocated Expenses are those not associated with a specific business segment. These consist of expenses related to our incentive and deferred compensation plans, including restricted stock and bonuses, as well as other general expenses, including corporate administrative expenses.
There are no differences in the basis of segmentation or in the basis of measurement of segment profit or loss in the year ended December 31, 2014 from those used in our consolidated financial statements for the years ended December 31, 2013 and 2012.

The table that follows presents Revenue, Income from Operations, Depreciation and Amortization Expense and Equity Earnings of Unconsolidated Affiliates by business segment:

	Year Ended December 31,
(in thousands)	2014	2013	2012
Revenue
Oilfield
Remotely Operated Vehicles	$1,069,022	$981,728	$853,520
Subsea Products	1,238,746	1,027,792	829,034
Subsea Projects	588,572	509,440	379,571
Asset Integrity	500,237	481,919	435,381
Total Oilfield	3,396,577	3,000,879	2,497,506
Advanced Technologies	263,047	286,140	285,098
Total	$3,659,624	$3,287,019	$2,782,604
Income from Operations
Oilfield
Remotely Operated Vehicles	$320,550	$281,973	$248,972
Subsea Products	281,239	231,050	170,959
Subsea Projects	107,852	93,865	63,461
Asset Integrity	55,469	55,243	45,196
Total Oilfield	765,110	662,131	528,588
Advanced Technologies	13,230	24,954	21,182
Unallocated Expenses	(150,010)	(141,969)	(121,173)
Total	$628,330	$545,116	$428,597
Depreciation and Amortization Expense
Oilfield
Remotely Operated Vehicles	$145,691	$128,310	$108,933
Subsea Products	46,085	39,964	36,638
Subsea Projects	18,561	15,331	13,340
Asset Integrity	12,775	12,401	11,808
Total Oilfield	223,112	196,006	170,719
Advanced Technologies	2,574	2,682	2,677
Unallocated Expenses	4,093	3,540	3,087
Total	$229,779	$202,228	$176,483
Equity Earnings of Unconsolidated Affiliates
Subsea Projects	$(51)	$133	$1,673
Total	$(51)	$133	$1,673
We determine income from operations for each business segment before interest income or expense, other income (expense) and provision for income taxes. We do not consider an allocation of these items to be practical.

During 2014, 2013 and 2012, revenue from one customer, BP plc and subsidiaries in our oilfield business segments, accounted for 18%, 18% and 13% of our total consolidated revenue, respectively.

The following table presents Assets, Property and Equipment and Goodwill by business segment as of the dates indicated:

	December 31,
(in thousands)	2014	2013
Assets
Oilfield
Remotely Operated Vehicles	$1,148,680	$1,117,920
Subsea Products	904,935	942,607
Subsea Projects	448,378	382,782
Asset Integrity	347,411	381,392
Total Oilfield	2,849,404	2,824,701
Advanced Technologies	86,203	67,328
Corporate and Other	576,094	236,471
Total	$3,511,701	$3,128,500
Property and Equipment, net
Oilfield
Remotely Operated Vehicles	$693,240	$681,027
Subsea Products	336,125	289,015
Subsea Projects	214,478	163,210
Asset Integrity	41,624	34,223
Total Oilfield	1,285,467	1,167,475
Advanced Technologies	8,780	12,332
Corporate and Other	11,575	9,292
Total	$1,305,822	$1,189,099
Goodwill
Oilfield
Remotely Operated Vehicles	$25,458	$26,761
Subsea Products	99,656	113,066
Subsea Projects	19,712	—
Asset Integrity	164,806	183,777
Total Oilfield	309,632	323,604
Advanced Technologies	21,842	20,414
Total	$331,474	$344,018
All assets specifically identified with a particular business segment have been segregated. Cash and cash equivalents, certain other current assets, certain investments and certain other assets have not been allocated to particular business segments and are included in Corporate and Other.
The following table presents Capital Expenditures, including business acquisitions, by business segment for the periods indicated:

	Year Ended December 31,
(in thousands)	2014	2013	2012
Capital Expenditures
Oilfield
Remotely Operated Vehicles	$188,848	$225,885	$198,323
Subsea Products	112,851	102,653	68,052
Subsea Projects	91,918	40,833	15,890
Asset Integrity	27,027	8,327	18,560
Total Oilfield	420,644	377,698	300,825
Advanced Technologies	2,352	13,175	2,953
Corporate and Other	3,675	2,717	6,080
Total	$426,671	$393,590	$309,858
Geographic Operating Areas
The following table summarizes certain financial data by geographic area:

	Year Ended December 31,
(in thousands)	2014	2013	2012
Revenue
Foreign:
Africa	$795,229	$696,202	$505,541
Norway	488,789	461,915	461,863
United Kingdom	456,804	383,397	334,319
Asia and Australia	317,277	335,129	290,821
Brazil	185,299	213,282	164,660
Other	98,881	90,456	70,172
Total Foreign	2,342,279	2,180,381	1,827,376
United States	1,317,345	1,106,638	955,228
Total	$3,659,624	$3,287,019	$2,782,604
Long-Lived Assets
Foreign:
Norway	$332,503	$429,603	$474,408
Africa	215,122	186,865	141,927
United Kingdom	113,191	99,250	85,434
Asia and Australia	90,061	83,885	65,012
Brazil	99,269	112,840	113,829
Other	56,079	38,516	34,105
Total Foreign	906,225	950,959	914,715
United States	838,273	691,404	607,572
Total	$1,744,498	$1,642,363	$1,522,287
Revenue is based on location where services are performed and products are manufactured.

8.	EMPLOYEE BENEFIT PLANS
Retirement Investment Plans
We have several employee retirement investment plans that, taken together, cover most of our full time employees. The Oceaneering Retirement Investment Plan is a 401(k) plan in which U.S. employees may participate by deferring a portion of their gross monthly salary and directing us to contribute the deferred amount to the plan. We match a portion of the employees' deferred compensation. Our contributions to the 401(k) plan were $21.3 million, $18.4 million and $16.0 million for the plan years ended December 31, 2014, 2013 and 2012, respectively. In 2013, we amended the plan to give plan participants the option to be paid directly, or through the plan within 90 days of the close of the plan year, for dividends of Oceaneering International, Inc. stock that the plan participants held within the plan. This change allowed us to realize a tax benefit from tax deductions in excess of financial statement expense of $0.8 million and $0.9 million in 2014 and 2013, respectively.
We also make matching contributions to other foreign employee savings plans similar in nature to a 401(k) plan. In 2014, 2013 and 2012, these contributions, principally related to plans associated with U.K. and Norwegian subsidiaries, were $18.7 million, $17.4 million and $11.6 million, respectively.
The Oceaneering International, Inc. Supplemental Executive Retirement Plan covers selected key management employees and executives, as approved by the Compensation Committee of our Board of Directors (the "Compensation Committee"). Under this plan, we accrue an amount determined as a percentage of the participant's gross monthly salary and the amounts accrued are treated as if they are invested in one or more investment vehicles pursuant to this plan. Expenses related to this plan during 2014, 2013 and 2012 were $3.3 million, $3.4 million and $2.8 million, respectively.
We have defined benefit plans covering some of our employees in the U.K. and Norway. There are no further benefits accruing under the U.K. plan, and the Norway plan is closed to new participants. The projected benefit obligations for both plans were $32 million and $30 million, at December 31, 2014 and 2013, respectively, and the fair values of the plan assets (using Level 2 inputs) for both plans were $27 million and $26 million at December 31, 2014 and 2013, respectively.
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
In 2014, 2013 and 2012, the Compensation Committee granted awards of performance units under the Incentive Plan to certain of our key executives and employees, and our Board of Directors granted performance units under the Incentive Plan and a prior plan to our Chairman of the Board of Directors (our "Chairman"). The performance units awarded are scheduled to vest in full on the third anniversary of the award date, or pro rata over three years if the participant meets certain age and years of service requirements. The Compensation Committee and the Board of Directors have approved specific financial goals and measures (as defined in the Performance Award Goals and Measures), based on our cumulative cash flow from operations and a comparison of return on invested capital and cost of capital for each of the three-year periods ending December 31, 2016, 2015 and 2014 to be used as the basis for the final value of the performance units. The final value of each performance unit granted in 2014, 2013 and 2012 may range from $0 to $150. Upon vesting and determination of value, the value of the performance units will be payable in cash. Compensation expense related to the performance units was $22.8 million, $22.9 million and $19.9 million in 2014, 2013 and 2012, respectively. As of December 31, 2014, there were 442,392 performance units outstanding.
There has been no stock option activity after December 31, 2011.
During 2014, 2013 and 2012, the Compensation Committee granted restricted units of our common stock to certain of our key executives and employees. During 2014, 2013 and 2012, our Board of Directors granted restricted units of our common stock to our Chairman and restricted common stock to our other nonemployee directors. Over 60%, 60%, and 50% of the grants made to our employees in 2014, 2013 and 2012, respectively, vest in full on the third anniversary of the award date, conditional upon continued employment. The remainder of the grants made to employees and all the grants made to our Chairman vest pro rata over three years, as these participants meet certain age and years-of-service requirements. For the grants to each of the participant employees and the Chairman, the participant will be issued a share of our common stock for the participant's vested restricted stock units at the earlier of three years or, if the participant vested earlier after meeting the age and service requirements, following termination of employment or service. The grants to our nonemployee directors vest in full on the first anniversary of the award date conditional upon continued service as a director, with one exception.  In February 2013, we granted shares of restricted common stock to a director who had given written notice of his intention to retire from our board of directors.  Those shares were to vest if his service continued until the election of directors at our annual meeting of shareholders in April 2013.  The director fulfilled that requirement by resigning concurrent with that election and the shares of restricted stock became vested. In April 2009, the Compensation Committee adopted a policy that Oceaneering will not provide U.S. federal income tax gross-up payments to any of its directors or executive officers in connection with future awards of restricted stock or stock units. This policy had no effect on existing change-in-control agreements with two of our executive officers or the existing service agreement with our Chairman, which provide for tax gross-up payments that could become applicable to such future awards in limited circumstances, such as following a change in control of Oceaneering. Since August 2010, there have been no outstanding awards that provide for tax gross-up payments. The tax benefit realized from tax deductions in excess of the financial statement expense of our restricted stock grants was $3.1 million, $3.4 million and 2.5 million in 2014, 2013 and 2012, respectively.

The following is a summary of our restricted stock and restricted stock unit activity for 2014, 2013 and 2012:

	Number	Weighted Average Fair Value	Aggregate Intrinsic Value
Balance at December 31, 2011	1,090,850	30.49
Granted	337,575	55.98
Issued	(369,050)	20.03	$20,325,000
Forfeited	(27,803)	42.02
Balance at December 31, 2012	1,031,572	42.27
Granted	330,705	62.55
Issued	(376,078)	33.18	$23,904,000
Forfeited	(25,909)	52.72
Balance at December 31, 2013	960,290	52.53
Granted	299,274	70.63
Issued	(411,800)	43.57	$29,043,000
Forfeited	(33,364)	62.66
Balance at December 31, 2014	814,400	$63.30

The restricted stock units granted in 2014, 2013 and 2012 carry no voting rights and no dividend rights. Each grantee of shares of restricted common stock is deemed to be the record owner of those shares during the restriction period, with the right to vote and receive any dividends on those shares.
Effective January 1, 2006, the unvested portions of our grants of restricted stock units were valued at their estimated fair values as of their respective grant dates. The grants in 2014, 2013 and 2012 were subject only to vesting conditioned on continued employment or service as a nonemployee director; therefore, these grants were valued at the grant date fair market value using the closing price of our stock on the New York Stock Exchange.
Compensation expense under the restricted stock plans was $17.2 million, $16.7 million and $14.6 million for 2014, 2013 and 2012, respectively. As of December 31, 2014, we had $14.8 million of future expense to be recognized related to our restricted stock unit plans over a weighted average remaining life of 1.7 years.

Post-Employment Benefit
In 2001, we entered into an agreement with our Chairman who was also then our Chief Executive Officer. That agreement was amended in 2006 and in 2008. Pursuant to the amended agreement, the Chairman relinquished his position as Chief Executive Officer in May 2006 and began his post-employment service period on December 31, 2006, which continued through August 15, 2011, during which service period the Chairman, acting as an independent contractor, agreed to serve as nonexecutive Chairman of our Board of Directors. The agreement provides the Chairman with post-employment benefits for ten years following August 15, 2011. The agreement also provides for medical coverage on an after-tax basis to the Chairman, his spouse and children for their lives. We recognized the net present value of the post-employment benefits over the expected service period. Our total accrued liabilities, current and long-term, under this post-employment benefit were $5.7 million and $6.3 million at December 31, 2014 and 2013, respectively.
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

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
(in thousands, except per share data)

	Year Ended December 31, 2014
Quarter Ended	March 31	June 30	Sept. 30	Dec. 31	Total
Revenue	$840,201	$927,407	$973,089	$918,927	$3,659,624
Gross profit	189,491	218,215	241,855	209,640	859,201
Income from operations	132,862	161,311	181,918	152,239	628,330
Net income	91,225	110,295	124,338	102,471	428,329
Diluted earnings per share	$0.84	$1.02	$1.16	$0.99	$4.00
Weighted average number of diluted shares outstanding	108,724	108,421	107,407	103,851	107,091
	Year Ended December 31, 2013
Quarter Ended	March 31	June 30	Sept. 30	Dec. 31	Total
Revenue	$718,552	$820,372	$853,297	$894,798	$3,287,019
Gross profit	160,375	201,864	205,492	197,805	765,536
Income from operations	108,290	146,337	153,736	136,753	545,116
Net income	74,849	98,811	104,407	93,433	371,500
Diluted earnings per share	$0.69	$0.91	$0.96	$0.86	$3.42
Weighted average number of diluted shares outstanding	108,612	108,713	108,783	108,840	108,731

Exhibit Index

			Registration or File Number	Form of Report	Report Date	Exhibit Number
*	3.01	Restated Certificate of Incorporation	1-10945	10-K	Dec. 2000	3.01
*	3.02	Certificate of Amendment to Restated Certificate of Incorporation	1-10945	8-K	May 2008	3.1
*	3.03	Certificate of Amendment to Restated Certificate of Incorporation	1-10945	8-K	May 2014	3.1
*	3.04	Amended and Restated Bylaws	1-10945	8-K	Dec. 2007	3.1
*	4.01	Specimen of Common Stock Certificate	1-10945	10-K	March 1993	4(a)
*	4.02	Credit Agreement, dated as of October 27, 2014, by and among Oceaneering International, Inc., Wells Fargo Bank, National Association, as administrative agent, issuing lender and swing line lender, and certain lenders party thereto.	1-10945	8-K	Oct. 2014	4.1
*	4.03	Indenture dated, November 21, 2014, between Oceaneering International, Inc. and Wells Fargo Bank, National Association, as Trustee, relating to senior debt securities of Oceaneering International, Inc.	1-10945	8-K	Nov. 2014	4.1
*	4.04	First Supplemental Indenture, dated November 21, 2014, between Oceaneering International, Inc. and Wells Fargo Bank, National Association, as Trustee, providing for the issuance of Oceaneering International, Inc.’s 4.650% Senior Notes due 2024 (including Form of Notes).	1-10945	8-K	Nov. 2014	4.2
We and certain of our consolidated subsidiaries are parties to debt instruments under which the total amount of securities authorized does not exceed 10% of our total consolidated assets. Pursuant to paragraph 4(iii)(A) of Item 601(b) of Regulation S-K, we agree to furnish a copy of those instruments to the Securities and Exchange Commission on request.

*	10.01+	Oceaneering International, Inc. Retirement Investment Plan, Amended and Restated effective January 1, 2013	1-10945	10-Q	June 2014	10.01
	10.02+	First Amendment to the Oceaneering Retirement Investment Plan, effective June 1, 2014
*	10.03+	Amended and Restated Service Agreement dated as of December 21, 2006 between Oceaneering and John R. Huff	1-10945	8-K	Dec. 2006	10.1
*	10.04+	Modification to Service Agreement dated as of December 21, 2006 between Oceaneering and John R. Huff	1-10945	8-K	Dec. 2008	10.9
*	10.05+	Trust Agreement dated as of May 12, 2006 between Oceaneering and United Trust Company, National Association	1-10945	8-K	May 2006	10.2
*	10.06+	First Amendment to Trust Agreement dated as of May 12, 2006 between Oceaneering International, Inc. and Bank of America National Association, as successor trustee	1-10945	8-K	Dec. 2008	10.10
*	10.07+	Oceaneering International, Inc. Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2009	1-10945	8-K	Dec. 2008	10.5
*	10.08+	Amended and Restated Oceaneering International, Inc. Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2000 (for Internal Revenue Code Section 409A-grandfathered benefits)	1-10945	8-K	Dec. 2008	10.6
*	10.09+	Change-of-Control Agreements dated as of November 16, 2001 between Oceaneering and M. Kevin McEvoy and Marvin J. Migura	1-10945	10-K	Dec. 2001	10.06

*	10.10+	Form of First Amendment to Change-of-Control Agreement with M. Kevin McEvoy and Marvin J. Migura	1-10945	8-K	Dec. 2008	10.7
*	10.11+	Form of Change of Control Agreement	1-10945	8-K	May 2011	10.5
*	10.12+	Form of Indemnification Agreement between Oceaneering and each of its Directors and Executive Officers	1-10945	10-K	Dec. 2001	10.12
	10.13+	Oceaneering Retirement Investment Plan Trust Agreement effective December 31, 2013
*	10.14+	2010 Incentive Plan	333-166612	S-8	May 2010	4.6
*	10.15+	Form of 2012 Employee Restricted Stock Unit Agreement for Executive Officers	1-10945	8-K	Feb. 2012	10.1
*	10.16+	Form of 2012 Chairman Restricted Stock Unit Agreement for John R. Huff	1-10945	8-K	Feb. 2012	10.3
*	10.17+	Form of 2012 Performance Unit Agreement for Executive Officers	1-10945	8-K	Feb. 2012	10.2
*	10.18+	Form of 2012 Chairman Performance Unit Agreement for John R. Huff	1-10945	8-K	Feb. 2012	10.4
*	10.19+	2012 Performance Award: Goals and Measures, relating to the form of 2012 Performance Unit Agreement for its executive officers and 2012 Chairman Performance Unit Agreement	1-10945	8-K	Feb. 2012	10.5
*	10.20+	Form of 2012 Nonemployee Director Restricted Stock Agreement for T. Jay Collins, Jerold J. DesRoche, David S. Hooker, D. Michael Hughes, Paul B. Murphy, Jr. and Harris J. Pappas	1-10945	8-K	Feb. 2012	10.6
*	10.21+	Form of Indemnification Agreement	1-10945	8-K	May 2011	10.4
*	10.22+	Form of 2013 Employee Restricted Stock Unit Agreement for Executive Officers	1-10945	8-K	Feb. 2013	10.1
*	10.23+	Form of 2013 Chairman Restricted Stock Unit Agreement for John R. Huff	1-10945	8-K	Feb. 2013	10.3
*	10.24+	Form of 2013 Performance Unit Agreement for Executive Officers	1-10945	8-K	Feb. 2013	10.2
*	10.25+	Form of 2013 Chairman Performance Unit Agreement for John R. Huff	1-10945	8-K	Feb. 2013	10.4
*	10.26+	2013 Performance Award: Goals and Measures, relating to the form of 2013 Performance Unit Agreement for its executive officers and 2013 Chairman Performance Unit Agreement	1-10945	8-K	Feb. 2013	10.5
*	10.27+	Form of 2013 Nonemployee Director Restricted Stock Agreement for T. Jay Collins, Jerold J. DesRoche, D. Michael Hughes, Paul B. Murphy, Jr. and Harris J. Pappas	1-10945	8-K	Feb. 2013	10.6
*	10.28+	Form of 2013 Nonemployee Director Restricted Stock Agreement for David S. Hooker	1-10945	8-K	Feb. 2013	10.7
*	10.29+	Form of 2014 Employee Restricted Stock Unit Agreement for Executive Officers	1-10945	8-K	Feb. 2014	10.1
*	10.30+	Form of 2014 Chairman Restricted Stock Unit Agreement for John R. Huff	1-10945	8-K	Feb. 2014	10.3
*	10.31+	Form of 2014 Performance Unit Agreement for Executive Officers	1-10945	8-K	Feb. 2014	10.2
*	10.32+	Form of 2014 Chairman Performance Unit Agreement for John R. Huff	1-10945	8-K	Feb. 2014	10.4
*	10.33+	2014 Performance Award: Goals and Measures, relating to the form of 2014 Performance Unit Agreement for its executive officers and 2014 Chairman Performance Unit Agreement	1-10945	8-K	Feb. 2014	10.5

*	10.34+	Form of 2014 Nonemployee Director Restricted Stock Agreement for T. Jay Collins, Jerold J. DesRoche, D. Michael Hughes, Paul B. Murphy, Jr. and Harris J. Pappas	1-10945	8-K	Feb. 2014	10.6
	10.35+	Second Amendment to the Oceaneering Retirement Investment Plan, effective January 1, 2015
	12.01	Computation of Ratio of Earnings to Fixed Charges
	21.01	Subsidiaries of Oceaneering
	23.01	Consent of Independent Registered Public Accounting Firm
	31.01	Rule 13a – 14(a)/15d – 14(a) certification of principal executive officer
	31.02	Rule 13a – 14(a)/15d – 14(a) certification of principal financial officer
	32.01	Section 1350 certification of principal executive officer
	32.02	Section 1350 certification of principal financial officer
	101.INS	XBRL Instance Document
	101.SCH	XBRL Taxonomy Extension Schema Document
	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
	101.LAB	XBRL Taxonomy Extension Label Linkbase Document
	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

	*	Exhibit previously filed with the Securities and Exchange Commission, as indicated, and incorporated herein by reference.
	+	Management contract or compensatory plan or arrangement.