Form 10-Q
period 2015-03-31
OCEANEERING INTERNATIONAL INC
filed 2015-04-29
CIK 73756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☑ No
Number of shares of Common Stock outstanding as of April 17, 2015: 98,744,129

Oceaneering International, Inc.
Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	Mar 31, 2015	Dec 31, 2014
(in thousands, except share data)
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$304,512	$430,714
Accounts receivable, net of allowances for doubtful accounts of $270 and $137	774,905	778,372
Inventory	379,836	375,588
Other current assets	150,458	128,876
Total Current Assets	1,609,711	1,713,550
Property and Equipment, at cost	2,653,250	2,660,788
Less accumulated depreciation	1,380,840	1,354,966
Net Property and Equipment	1,272,410	1,305,822
Other Assets:
Goodwill	314,799	331,474
Investments in unconsolidated affiliates	31,310	32,624
Other non-current assets	125,713	128,231
Total Other Assets	471,822	492,329
Total Assets	$3,353,943	$3,511,701
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$121,087	$123,688
Accrued liabilities	431,131	490,260
Income taxes payable	49,624	65,189
Total Current Liabilities	601,842	679,137
Long-term Debt	750,000	750,000
Other Long-term Liabilities	418,429	424,944
Commitments and Contingencies
Shareholders’ Equity:
Common Stock, par value $0.25 per share; 360,000,000 shares authorized; 110,834,088 shares issued	27,709	27,709
Additional paid-in capital	216,258	229,640
Treasury stock; 12,089,959 and 11,220,682 shares, at cost	(699,457)	(656,917)
Retained earnings	2,282,771	2,240,229
Accumulated other comprehensive loss	(243,609)	(183,041)
Total Shareholders' Equity	1,583,672	1,657,620
Total Liabilities and Shareholders' Equity	$3,353,943	$3,511,701
The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended Mar. 31,
(in thousands, except per share data)	2015	2014
Revenue	$786,772	$840,201
Cost of services and products	623,323	650,710
Gross Margin	163,449	189,491
Selling, general and administrative expense	56,799	56,629
Income from Operations	106,650	132,862
Interest income	156	79
Interest expense, net of amounts capitalized	(6,088)	(411)
Equity in losses of unconsolidated affiliates	(255)	(36)
Other income, net	700	294
Income before Income Taxes	101,163	132,788
Provision for income taxes	31,664	41,563
Net Income	$69,499	$91,225
Cash Dividends declared per Share	$0.27	$0.22
Basic Earnings per Share	$0.70	$0.84
Diluted Earnings per Share	$0.70	$0.84
The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended Mar. 31,
(in thousands)	2015	2014
Net Income	$69,499	$91,225

Other comprehensive income, net of tax:

Foreign currency translation adjustments	(62,402)	14,085

Change in fair value of interest rate swap	1,834	—

Total other comprehensive income (loss)	(60,568)	14,085

Total Comprehensive Income	$8,931	$105,310

The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended Mar. 31,
(in thousands)	2015	2014
Cash Flows from Operating Activities:
Net income	$69,499	$91,225
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	58,003	53,351
Deferred income tax provision	16,904	7,102
Net gain on sales of property and equipment	(107)	(1,305)
Noncash compensation	4,084	5,096
Excluding the effects of acquisitions, increase (decrease) in cash from:
Accounts receivable	3,467	(16,247)
Inventory	(4,248)	3,916
Other operating assets	(29,081)	(12,737)
Currency translation effect on working capital, excluding cash	(16,087)	6,127
Current liabilities	(80,716)	(40,201)
Other operating liabilities	(13,624)	(14,137)
Total adjustments to net income	(61,405)	(9,035)
Net Cash Provided by Operating Activities	8,094	82,190
Cash Flows from Investing Activities:
Purchases of property and equipment	(49,412)	(104,038)
Distributions of capital from unconsolidated affiliates	1,054	1,024
Dispositions of property and equipment	112	1,593
Net Cash Used in Investing Activities	(48,246)	(101,421)
Cash Flows from Financing Activities:
Net proceeds (payments) of revolving credit facility	—	90,000
Net excess tax benefit (deficiency) from employee benefit plans	(781)	3,083
Cash dividends	(26,957)	(23,841)
Purchases of treasury stock	(55,804)	(35,266)
Net Cash Provided by (Used in) Financing Activities	(83,542)	33,976
Effect of exchange rates on cash	(2,508)	164
Net Increase (Decrease) in Cash and Cash Equivalents	(126,202)	14,909
Cash and Cash Equivalents—Beginning of Period	430,714	91,430
Cash and Cash Equivalents—End of Period	$304,512	$106,339
The accompanying Notes are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    SUMMARY OF MAJOR ACCOUNTING POLICIES

Basis of Presentation. We have prepared these unaudited consolidated financial statements pursuant to instructions for quarterly reports on Form 10-Q, which we are required to file with the U.S. Securities and Exchange Commission. These financial statements do not include all information and footnotes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). These financial statements reflect all adjustments that we believe are necessary to present fairly our financial position at March 31, 2015 and our results of operations and cash flows for the periods presented. Except as otherwise disclosed herein, all such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in our annual report on Form 10-K for the year ended December 31, 2014. The results for interim periods are not necessarily indicative of annual results.
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
We capitalize interest on assets where the construction period is anticipated to be more than three months. We capitalized $0.6 million and $0.1 million of interest in the three-month periods ended March 31, 2015 and 2014, respectively. We do not allocate general administrative costs to capital projects.
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

In April 2015, we completed the acquisition of C & C Technologies, Inc. ("C&C"), a global provider of survey and satellite-based positioning services. Subject to customary post-closing working capital adjustments, the acquisition price of approximately $230 million was paid in cash. We will include C&C's operations in our consolidated financial statements starting from the date of closing, and we anticipate its operating results will be included in our Subsea Projects segment.

Goodwill. In our annual evaluation of goodwill for impairment, we first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, we determine it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we are required to perform the first step of the two-step impairment test. We tested the goodwill attributable to each of our reporting units for impairment as of December 31, 2014 and concluded that there was no impairment.

Foreign Currency Translation. The functional currency for several of our foreign subsidiaries is the applicable local currency. Results of operations for foreign subsidiaries with functional currencies other than the U.S. dollar are translated into U.S. dollars using average exchange rates during the period. Assets and liabilities of these foreign subsidiaries are translated into U.S. dollars using the exchange rates in effect at the balance sheet date, and the resulting translation adjustments are recognized, net of tax, in accumulated other comprehensive income as a component of shareholders' equity. All foreign currency transaction gains and losses are recognized currently in the Consolidated Statements of Income.

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

2.    INVENTORY
The following is information regarding our inventory:

(in thousands)	Mar 31, 2015	Dec 31, 2014
Inventory:
Remotely operated vehicle parts and components	$194,661	$207,885
Other inventory, primarily raw materials	185,175	167,703
Total	$379,836	$375,588

3.    DEBT
Long-term Debt consisted of the following:

(in thousands)	Mar 31, 2015	Dec 31, 2014
4.650% Senior Notes due 2024	$500,000	$500,000
Term Loan Facility	250,000	250,000
Revolving Credit Facility	—	—
Long-term Debt	$750,000	$750,000

In October 2014, we entered into a new credit agreement (the "Credit Agreement") with a group of banks. The Credit Agreement provides for a $300 million three-year delayed-draw term loan (the "Term Loan Facility") and a $500 million five-year revolving credit facility (the "Revolving Credit Facility"). The Credit Agreement replaced a prior credit agreement that was scheduled to mature on January 6, 2017. Subject to certain conditions, the aggregate commitments under the Revolving Credit Facility may be increased by up to $300 million at any time upon agreement between us and existing or additional lenders. Borrowings under the Revolving Credit Facility and the Term Loan Facility may be used for general corporate purposes. Simultaneously with the execution of the Credit Agreement and pursuant to its terms, we repaid all amounts outstanding under, and terminated, the prior credit agreement.

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

The Credit Agreement contains various covenants that we believe are customary for agreements of this nature, including, but not limited to, restrictions on our ability and the ability of each of our subsidiaries to incur debt, grant liens, make certain investments, make distributions, merge or consolidate, sell assets, enter into transactions with affiliates and enter into certain restrictive agreements. We are also subject to a maximum Leverage Ratio of 4.00 to 1.00. The Credit Agreement includes customary events of default and associated remedies. As of March 31, 2015 and December 31, 2014, we were in compliance with all the covenants set forth in the Credit Agreement.

In November 2014, we completed the public offering of $500 million aggregate principal amount of 4.650% Senior Notes due 2024 (the "Senior Notes"). We will pay interest on the Senior Notes on May 15 and November 15 of each year, beginning on May 15, 2015. The Senior Notes are scheduled to mature on November 15, 2024. We may redeem some or all of the Senior Notes at specified redemption prices. We used the net proceeds from the offering for general corporate purposes, including funding acquisitions and capital expenditures and repurchases of shares of our common stock.

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

The carrying values of cash and cash equivalents approximate their fair values due to the short-term maturity of those instruments. Accounts receivable are generated from a broad group of customers, primarily from within the energy industry, which is our major source of revenue. Due to their short-term nature, carrying values of our accounts receivable and accounts payable approximate fair market values. We had borrowings of $250 million at March 31, 2015 under our term loan facility. Due to the short-term nature of the associated interest rate periods, the carrying value of our debt under the term loan facility approximates its fair value. This debt is classified as Level 2 in the fair value hierarchy under U.S. GAAP (inputs other than quoted prices in active markets for similar assets and liabilities that are observable or can be corroborated by observable market data for substantially the full term for the assets or liabilities).

We estimated the fair market value of the Senior Notes to be $520 million at March 31, 2015. We arrived at this estimate by computing the net present value of the future principal and interest payments using a yield to maturity interest rate for securities of similar credit quality and term. The Senior Notes are classified as Level 2 in the fair value hierarchy under U.S. GAAP.

We have an interest rate swap in place on $100 million of the Senior Notes for the period from November 2014 to November 2024. The agreement swaps the fixed interest rate of 4.650% on $100 million of the Senior Notes to the floating rate of one month LIBOR plus 2.426%. We estimate the fair value of the interest rate swap to be an asset of $3.1 million at March 31, 2015. This asset value was arrived at using a discounted cash flow model using Level 2 inputs.

In the fourth quarter of 2013, we began to experience delays in payment from OGX Petróleo e Gás S.A. ("OGX"), a customer in Brazil. The parent company of OGX missed making an interest payment on its bonds and, on October 30, 2013, OGX and its parent filed for a restructuring process under Brazilian law, which grants the filer judicial protection from creditors while a restructuring plan is developed for approval. We established an allowance for doubtful accounts of $3.3 million in the fourth quarter of 2013 related to operations prior to the restructuring filing.  As of December 31, 2014, OGX had reorganized and we received shares of stock in the reorganized company. We wrote off the receivables and allowance for doubtful accounts and assigned no value to the shares we received.

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

	Three Months Ended Mar. 31,
(in thousands)	2015	2014
Basic shares outstanding	99,473	108,170
Effect of restricted stock units	439	554
Diluted shares outstanding	99,912	108,724
We have been paying a quarterly cash dividend of $0.27 per share to our common shareholders since the second quarter of 2014. Our latest $0.27 per share quarterly dividend was declared in April 2015 and is payable in June 2015.
Share-Based Compensation. We have no outstanding stock options and no future share-based compensation to be recognized pursuant to stock option grants.
Through 2014, we granted restricted units of our common stock to certain of our key executives, key employees and Chairman of the Board. We also granted shares of restricted stock to our other non-employee directors. The restricted units granted to our key executives and key employees generally vest in full on the third anniversary of the award date, conditional on continued employment. The restricted stock unit grants, including those granted to our Chairman, can vest pro rata over three years, provided the individual meets certain age and years-of-service requirements. The shares of restricted common stock we grant to our other non-employee directors vest in full on the first anniversary of the award date, conditional upon continued service as a director. Each grantee of shares of restricted stock is deemed to be the record owner of those shares during the restriction period, with the right to vote and receive any dividends on those shares. The restricted stock units outstanding have no voting or dividend rights. In 2015, we made corresponding grants to those described above, except we granted restricted shares, rather than restricted stock units, to our Chairman.
For each of the restricted stock units granted in 2013 through 2015, at the earlier of three years after grant or at termination of employment or service, the grantee will be issued a share of our common stock for each unit vested. As of March 31, 2015 and December 31, 2014, respective totals of 861,532 and 814,400 shares of restricted stock or restricted stock units were outstanding.

We estimate that stock-based compensation cost not yet recognized related to shares of restricted stock or restricted stock units, based on their grant-date fair values, was $28 million at March 31, 2015. This expense is being recognized on a staged-vesting basis over three years for awards attributable to individuals meeting certain age and years-of-service requirements, and on a straight-line basis over the applicable vesting period of one or three years for the other awards.
Share Repurchase Plan. In December 2014, our Board of Directors approved a plan to repurchase up to 10 million shares of our common stock. Under this plan, we had repurchased 1.1 million shares of our common stock for $56 million through March 31, 2015. We account for the shares we hold in treasury under the cost method, at average cost.

6.    INCOME TAXES

During interim periods, we provide for income taxes based on our current estimated annual effective tax rate using assumptions as to (1) earnings and other factors that would affect the tax provision for the remainder of the year and (2) the operations of foreign branches and subsidiaries that are subject to local income and withholding taxes. We conduct business through several foreign subsidiaries and, although we expect our consolidated operations to be profitable, there is no assurance that profits will be earned in entities or jurisdictions that have net operating loss carryforwards available. The primary difference between (1) our effective tax rates of 31.3% in the three-month period ended March 31, 2015 (2) the federal statutory rate of 35% reflects our intention to indefinitely reinvest in certain of our international operations. As a result, we do not provide for U.S. taxes on that portion of our foreign earnings.
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
We account for any applicable interest and penalties on uncertain tax positions as a component of our provision for income taxes on our financial statements. Including associated foreign tax credits and penalties and interest, we have accrued a net total of $5.6 million in the caption "other long-term liabilities" on our balance sheet for unrecognized tax benefits at March 31, 2015. All additions or reductions to those liabilities would affect our effective income tax rate in the periods of change.
Our tax returns are subject to audit by taxing authorities in multiple jurisdictions. These audits often take years to complete and settle. The following lists the earliest tax years open to examination by tax authorities where we have significant operations:

Jurisdiction	Periods
United States	2011
United Kingdom	2011
Norway	2004
Angola	2009
Brazil	2009
Australia	2011

7.    BUSINESS SEGMENT INFORMATION

We are a global oilfield provider of engineered services and products, primarily to the offshore oil and gas industry, with a focus on deepwater applications. Through the use of our applied technology expertise, we also serve the defense, aerospace and commercial theme park industries. Our Oilfield business consists of Remotely Operated Vehicles ("ROVs"), Subsea Products, Subsea Projects and Asset Integrity. Our ROV segment provides submersible vehicles operated from the surface to support offshore oil and gas exploration, development and production activities. Our Subsea Products segment supplies a variety of specialty subsea hardware and related services. Our Subsea Projects segment provides multiservice subsea support vessels and oilfield diving and support vessel operations, primarily for inspection, maintenance and repair and installation activities. We also provide subsea engineering services and operate an offshore logistics supply base in Australia. Our Asset Integrity segment provides asset integrity management and assessment services and nondestructive testing and inspection. Our Advanced Technologies business provides project management, engineering services and equipment for applications in non-oilfield markets. Unallocated Expenses are those not associated with a specific business segment. These consist of expenses related to our incentive and deferred compensation plans, including restricted stock and bonuses, as well as other general expenses, including corporate administrative expenses.
There are no differences in the basis of segmentation or in the basis of measurement of segment profit or loss from those used in our consolidated financial statements for the year ended December 31, 2014.

The table that follows presents Revenue and Income from Operations by business segment for each of the periods indicated.

	Three Months Ended
(in thousands)	Mar 31, 2015	Mar 31, 2014	Dec 31, 2014
Revenue
Oilfield
Remotely Operated Vehicles	$219,447	$255,819	$259,544
Subsea Products	240,729	260,010	314,739
Subsea Projects	153,572	138,190	162,623
Asset Integrity	98,493	124,159	111,115
Total Oilfield	712,241	778,178	848,021
Advanced Technologies	74,531	62,023	70,906
Total	$786,772	$840,201	$918,927
Income from Operations
Oilfield
Remotely Operated Vehicles	$62,182	$76,740	$79,635
Subsea Products	50,014	54,516	63,796
Subsea Projects	22,276	20,537	34,113
Asset Integrity	5,025	14,085	5,886
Total Oilfield	139,497	165,878	183,430
Advanced Technologies	5,020	2,955	7,214
Unallocated Expenses	(37,867)	(35,971)	(38,405)
Total	$106,650	$132,862	$152,239
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

Certain statements we make in this quarterly report on Form 10-Q are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements include, without limitation, statements regarding our expectations about:

•
second quarter of 2015 and the full year of 2015 operating results, operating margins and earnings per share, and the contributions from our segments to those results (including anticipated margin and utilization information);

•	demand and business activity levels;

•
our plans for future operations (including planned additions to and retirements from our remotely operated vehicle ("ROV") fleet, our intent regarding the new multiservice subsea support vessel scheduled for delivery in 2016, and other capital expenditures);

•	our future cash flows;

•	the adequacy of our liquidity and capital resources;

•	our expectations regarding shares to be repurchased under our share repurchase plan;

•	our anticipated tax rates and underlying assumptions;

•	seasonality; and

•	industry conditions.

These forward-looking statements are subject to various risks, uncertainties and assumptions, including those we have referred to under the headings "Risk Factors" and "Cautionary Statement Concerning Forward-Looking Statements" in Part I of our annual report on Form 10-K for the year ended December 31, 2014. Although we believe that the expectations reflected in such forward-looking statements are reasonable, because of the inherent limitations in the forecasting process, as well as the relatively volatile nature of the industries in which we operate, we can give no assurance that those expectations will prove to have been correct. Accordingly, evaluation of our future prospects must be made with caution when relying on forward-looking information.

The following discussion should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our annual report on Form 10-K for the year ended December 31, 2014.

Executive Overview

We expect our 2015 diluted earnings per share to be in the range of $2.80 to $3.20, as compared to our 2014 diluted earnings per share of $4.00, with lower global demand for deepwater drilling, field development, and inspection, maintenance and repair activities due to the decline in oil prices since June 2014. Additionally, in the current market environment we are faced with customers demanding price concessions and various competitors reducing prices to secure utilization of their assets. We believe our operating income will be lower in 2015 than 2014 for each of our Oilfield operating business segments, notably:

•	ROVs on lower service demand to support drilling and vessel-based projects and reduced revenue per day;

•	Subsea Products on lower demand to support field development projects and well abandonment activity and for BOP control systems and spare parts;

•	Subsea Projects on lower vessel pricing and reduced use of a third vessel on our BP Angola project; and

•	Asset Integrity on reduced demand for our services and generally lower pricing.

We added four new ROVs to our fleet during the three months ended March 31, 2015 and retired four, resulting in a total of 336 ROVs in our ROV segment fleet. We currently expect to retire, on average, 4% to 5% of our fleet on an annual basis.

We forecast our second quarter 2015 diluted earnings per share to be in the range of $0.64 to $0.70. For the second quarter, we anticipate operating income decreases from the first quarter from our ROV and Subsea Products business segments and increases in our other segments. Compared to the corresponding quarter of 2014, we expect lower operating income in the second quarter of 2015 in each of our oilfield business segments, due to oilfield market conditions resulting in lower demand and pricing for many of our services and products.

We generate approximately 90% of our revenue and substantially all of our operating income before Unallocated Expenses from our services and products provided to the oil and gas industry, particularly in the deepwater sector of the offshore market. Consequently, the levels of our customers' capital and operational spending on deepwater exploration, development and production have a significant impact on the demand for many of our services and products.

Critical Accounting Policies and Estimates

For information about our Critical Accounting Policies and Estimates, please refer to the discussion in our annual report on Form 10-K for the year ended December 31, 2014 under the heading "Critical Accounting Policies and Estimates" in Item 7 – "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Liquidity and Capital Resources

At March 31, 2015, we had working capital of $1.0 billion, including $305 million of cash and cash equivalents. Additionally, we had $550 million of remaining borrowing capacity available under our revolving credit and term loan facilities under a credit agreement with a group of banks (the "Credit Agreement"). The Credit Agreement includes a $300 million, three-year, delayed-draw term loan and a $500 million, five-year, revolving credit facility. Subsequent to March 31, 2015, we borrowed the remaining $50 million available under the delayed-draw term loan facility. We consider our liquidity and capital resources to be adequate to support our existing operations, capital commitments, and anticipated dividends.

Our capital expenditures were $49 million during the first three months of 2015, as compared to $104 million during the first three months of last year. Of the $49 million of capital expenditures in 2015, $22 million was invested in our ROV segment and $22 million was invested in our Subsea Products segment. We added four new ROVs to our fleet during the three months ended March 31, 2015 and retired four, resulting in a total of 336 ROVs in our ROV segment fleet. We currently expect to retire, on average, 4% to 5% of our fleet on an annual basis. Our capital expenditures in the three months ended March 31, 2014 included $57 million invested in our ROV segment and $30 million in our Subsea Products segment. We estimate our capital expenditures for 2015, excluding business acquisitions, will be approximately $200 million to $250 million, with approximately $35 million of construction progress payments for the new multiservice subsea support vessel discussed below, which is scheduled for delivery by the end of the first quarter of 2016.

In April 2015, we closed the previously-announced definitive agreement to acquire C & C Technologies, Inc. ("C&C"). C&C is a provider of ocean-bottom mapping services in deepwater utilizing customized autonomous underwater vehicles and provides marine construction surveys for both surface and subsea assets, as well as satellite-based positioning services for drilling rigs and seismic and construction vessels. C&C also provides land and near-shore survey services along the U.S. Gulf Coast and in Mexico, and performs shallow water conventional geophysical surveys in the U.S. Gulf of Mexico. Subject to customary post-closing working capital adjustments, the acquisition price of approximately $230 million was paid in cash. We will include C&C's operations in our consolidated financial statements starting from the date of closing, and we anticipate its operating results will be included in our Subsea Projects segment.

We have chartered a multiservice subsea support vessel, the Ocean Intervention III, for a term that extends through January 2016, with an extension option for one additional year. The Ocean Intervention III is working under our contract for field support vessel services offshore Angola. We have chartered the multiservice subsea support vessel Bourbon Oceanteam 101 through January 2017 to work on the same contract. Each of those vessels has been outfitted with two of our high specification work-class ROVs.

We also chartered an additional multiservice subsea support vessel, the Olympic Intervention IV, for a term that currently extends to July 2016. We have outfitted this vessel with two of our high specification work-class ROVs, and we are using this vessel to perform subsea hardware installation and inspection, maintenance and repair projects in the U.S. Gulf of Mexico.

In March 2013, we commenced a five-year charter with five one-year extension options for the use of the Ocean Alliance, a Jones Act-compliant multiservice subsea support vessel. We have outfitted the vessel with two of our high specification work-class ROVs. In January 2015, we commenced a two-year multi-service vessel bareboat charter agreement with a customer for the use of the Ocean Alliance in the U.S. Gulf of Mexico.

In December 2013, we commenced a three-year charter for the Normand Flower, a multi-service subsea marine support vessel. We have made modifications to the vessel, including reconfiguration to accommodate two of our high-specification work-class ROVs. We anticipate we will continue to use the vessel in the U.S. Gulf of Mexico to perform inspection, maintenance and repair projects and hardware installations. We have options to extend the charter for up to three additional years. In November 2014, we commenced a two-year charter for the use of the Island Pride, a multi-service subsea marine support vessel. We have modified the vessel to enhance its service capabilities, including a reconfiguration to accommodate two of our high specification work-class ROVs. We are using and anticipate continuing to use the vessel in the U.S. Gulf of Mexico to perform inspection, maintenance and repair projects and hardware installations. We have options to extend the charter for up to three additional years.

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

At March 31, 2015, we had $750 million of long-term debt outstanding and $550 million available under our revolving credit and term loan facilities provided under the Credit Agreement. The Credit Agreement provides for a three-year $300 million delayed-draw term loan scheduled to mature in October 2017 and a five-year, $500 million revolving credit facility scheduled to mature in October 2019. Subject to certain conditions, the aggregate commitments under the revolving credit facility may be increased by up to $300 million by obtaining additional commitments from existing and/or new lenders. Subsequent to March 31, 2015, we borrowed the remaining $50 million available under the delayed-draw term loan facility.

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

The Credit Agreement contains various covenants that we believe are customary for agreements of this nature, including, but not limited to, restrictions on our ability and the ability of each of our subsidiaries to incur debt, grant liens, make certain investments, make distributions, merge or consolidate, sell assets, enter into transactions with affiliates and enter into certain restrictive agreements. We are also subject to a maximum Leverage Ratio (as defined) of 4.00 to 1.00. The Credit Agreement includes customary events of default and associated remedies. As of March 31, 2015, we were in compliance with all the covenants set forth in the Credit Agreement.

Our principal source of cash from operating activities is our net income, adjusted for the non-cash effects of depreciation and amortization, deferred income taxes and noncash compensation under our share-based compensation plans. Our $8 million and $82 million of cash provided from operating activities in the three-month periods ended March 31, 2015 and 2014, respectively, were principally affected by cash decreases of:

•	$29 million and $13 million, respectively, from changes in other operating assets; and

•	$81 million and $40 million, respectively, from changes in current liabilities.

The 2015 decrease in cash related to changes in other operating assets was largely attributable to a prepayment we made to a steel tube vendor in exchange for more favorable pricing from the vendor for material we intend to use to assemble a steel tube umbilical under a contract for a customer. This customer contract is reflected in our Subsea Products backlog at March 31, 2015. The decreases in cash related to current liabilities reflect payments we generally make in the first quarter of each year associated with accrued employee bonuses and for employee vestings under our long-term compensation plans and the higher levels of customer prepayments generally existing at December 31 than at the following March 31. In addition, the larger decrease in 2015 as compared to 2014 was from higher U.S. income tax payments we made in 2015 and a larger decrease in the level of customer prepayments in 2015.

In the three months ended March 31, 2015, we used $48 million of cash in investing activities. The cash used in investing activities related to the capital expenditures described above. We also used $84 million in financing activities, which included repurchases of 1.1 million shares of treasury stock for $56 million and the payment of cash dividends of $27 million. In the three months ended March 31, 2014, we used $101 million of cash in investing activities. The cash used in investing activities was used for the capital expenditures described above. We generated $34 million from financing activities, which included net borrowings under our revolving credit facility of $90 million less uses of cash for repurchases of 500,000 shares of treasury stock for $35 million and the payment of cash dividends of $24 million.

We have not guaranteed any debt not reflected on our consolidated balance sheet, and we do not have any off-balance sheet arrangements, as defined by SEC rules.

In December 2014, our Board of Directors approved a plan to repurchase up to 10 million shares of our common stock. Under this plan, we had repurchased 1.1 million shares of our common stock for $56 million through March 31, 2015, all during the three months ended March 31, 2015. We account for the shares we hold in treasury under the cost method, at average cost. The timing and amount of any future repurchases will be determined by our management. We expect that any additional shares repurchased under the plan will be held as treasury stock for future use. The plan does not obligate us to repurchase any particular number of shares.
We have been paying a quarterly cash dividend of $0.27 per share to our common shareholders since the second quarter of 2014. Our latest $0.27 per share quarterly dividend was declared in April 2015 and is payable in June 2015.

Results of Operations

We operate in five business segments. The segments are contained within two businesses — services and products provided to the oil and gas industry ("Oilfield") and all other services and products ("Advanced Technologies"). Our Unallocated Expenses are those not associated with a specific business segment.

Consolidated revenue and profitability information is as follows:

	Three Months Ended
(dollars in thousands)	Mar 31, 2015	Mar 31, 2014	Dec 31, 2014
Revenue	$786,772	$840,201	$918,927
Gross Margin	163,449	189,491	209,640
Gross Margin %	21%	23%	23%
Operating Income	106,650	132,862	152,239
Operating Income %	14%	16%	17%

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

	Three Months Ended
(dollars in thousands)	Mar 31, 2015	Mar 31, 2014	Dec 31, 2014
Remotely Operated Vehicles
Revenue	$219,447	$255,819	$259,544
Gross Margin	71,311	87,190	89,080
Operating Income	62,182	76,740	79,635
Operating Income %	28%	30%	31%
Days available	30,131	27,851	30,869
Days utilized	22,139	23,869	24,676
Utilization	73%	86%	80%

Subsea Products
Revenue	240,729	260,010	314,739
Gross Margin	69,767	75,129	84,667
Operating Income	50,014	54,516	63,796
Operating Income %	21%	21%	20%
Backlog at end of period	788,000	894,000	690,000

Subsea Projects
Revenue	153,572	138,190	162,623
Gross Margin	26,900	24,409	38,138
Operating Income	22,276	20,537	34,113
Operating Income %	15%	15%	21%

Asset Integrity
Revenue	98,493	124,159	111,115
Gross Margin	12,799	21,866	14,476
Operating Income	5,025	14,085	5,886
Operating Income %	5%	11%	5%

Total Oilfield
Revenue	$712,241	$778,178	$848,021
Gross Margin	180,777	208,594	226,361
Operating Income	139,497	165,878	183,430
Operating Income %	20%	21%	22%

In general, our Oilfield business focuses on supplying services and products to the deepwater sector of the offshore market. For 2015, we have experienced in the first quarter, and expect to continue to experience, lower global demand for deepwater drilling, field development, and inspection, maintenance and repair activities due to the decline in oil prices since June 2014.

We are the world's largest provider of ROV services, and this business segment typically is the largest contributor to our Oilfield business operating income. Our ROV segment revenue reflects the utilization percentages, fleet sizes and average pricing of the respective periods. Our ROV operating income decreased in the quarter ended March 31, 2015 compared to both the corresponding quarter of the prior year and the immediately preceding quarter, as a result of lower demand, largely for drilling support, which resulted in fewer days on hire and lower average revenue per day-on-hire. The lower average revenue per day-on-hire was mostly due to weakening of the Norwegian krone exchange rate against the U.S. dollar and a reduced average manning level per ROV day. We added four new ROVs to our fleet during the three months ended March 31, 2015 and retired four, resulting in a total of 336 ROVs in our ROV segment fleet. We currently expect to retire, on average, 4% to 5% of our fleet on an annual basis. We expect our full-year 2015 ROV operating income to decrease from that of 2014, due to decreases in days on hire and average revenue per day-on-hire.

Our Subsea Products revenue and operating income were lower in the quarter ended March 31, 2015 than the corresponding quarter of the prior year, primarily due to lower demand for subsea hardware, particularly BOP control system replacements and clamp connectors. Compared to the immediately preceding quarter, our Subsea Products operating income in the first quarter of 2015 was lower due to decreased demand for tooling and BOP control systems. Our Subsea Products backlog was $788 million at March 31, 2015 compared to $690 million at December 31, 2014. We believe Subsea Products operating income will be lower in 2015 compared to 2014, as a result of lower demand for tooling and subsea hardware.

Our Subsea Projects operating income was higher in the quarter ended March 31, 2015 than the corresponding quarter of the prior year, as a result of the commencement of seasonal diving services in Angola in the fourth quarter of 2014. Our Subsea Projects operating income was lower in the quarter ended March 31, 2015 than the immediately preceding quarter due to lower demand and pricing for intervention services in the U.S. Gulf of Mexico and regulatory inspection expenses on one of our vessels. We expect lower Subsea Projects operating income in 2015 compared to 2014, as a result of decreased demand, lower vessel pricing and the completion during April 2015 of work associated with the Bourbon Evolution 803, a vessel we chartered on a short-term basis during 2014.

For the quarter ended March 31, 2015, our Asset Integrity operating income was lower than the corresponding quarter of the prior year, as a result of lower demand across our services lines and most of our geographic areas of operation. In 2015, we expect Asset Integrity to generate lower operating income than 2014, due to decreased service revenue in most of the geographic areas in which we operate.

Advanced Technologies

Revenue and margin information was as follows:

	Three Months Ended
(dollars in thousands)	Mar 31, 2015	Mar 31, 2014	Dec 31, 2014
Revenue	$74,531	$62,023	$70,906
Gross Margin	9,400	7,727	11,647
Operating Income	5,020	2,955	7,214
Operating Income %	7%	5%	10%

Advanced Technologies operating income for the three-month period ended March 31, 2015 was higher than that of the corresponding period of 2014 due to an increase in profitability on theme park work. Advanced Technologies operating income for the first quarter of 2015 was lower than that of the immediately preceding quarter due to reduced vessel maintenance and engineering services for the U.S. Navy and industrial project activity. We expect a significant improvement in our Advanced Technologies operating income in 2015, due to the resolution of execution issues on certain U.S. Navy and commercial projects that have hampered our results in 2014, as well as additional service work for the U.S. Navy. We expect our Advanced Technologies operating margin to increase to its historical 8% to 9%.

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

The following table sets forth our Unallocated Expenses for the periods indicated.

	Three Months Ended
(dollars in thousands)	Mar 31, 2015	Mar 31, 2014	Dec 31, 2014
Gross margin expenses	$26,728	$26,830	$28,368
Operating income expenses	37,867	35,971	38,405
% of revenue	5%	4%	4%

Other

The following table sets forth our significant financial statement items below the income from operations line.

	Three Months Ended
(in thousands)	Mar 31, 2015	Mar 31, 2014	Dec 31, 2014
Interest income	$156	$79	$43
Interest expense, net of amounts capitalized	(6,088)	(411)	(3,222)
Equity in losses of unconsolidated affiliates	(255)	(36)	(32)
Other income, net	700	294	128
Provision for income taxes	31,664	41,563	46,685

In addition to interest on borrowings, interest expense includes fees for lender commitments under our revolving credit agreement and fees for standby letters of credit and bank guarantees that banks issue on our behalf for performance bonds, bid bonds and self-insurance requirements.

Foreign currency transaction gains and losses is the principal component of Other income, net.

The provisions for income taxes were related to U.S. income taxes that we provided at estimated annual effective rates using assumptions as to earnings and other factors that would affect the tax provision for the remainder of the year, and to the operations of foreign branches and subsidiaries that were subject to local income and withholding taxes. We anticipate our effective tax rate for 2015 will be 31.3%. The primary difference between our current 2015 estimated effective tax rate of 31.3% and the federal statutory tax rate of 35% reflects our intention to indefinitely reinvest in certain of our international operations. As a result, we do not provide for U.S. taxes on that portion of our foreign earnings.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are currently exposed to certain market risks arising from transactions we have entered into in the normal course of business. These risks relate to interest rate changes and fluctuations in foreign exchange rates. We do not believe these risks are material. We have not entered into any market risk sensitive instruments for speculative or trading purposes. When we have a significant amount of borrowings, we typically manage our exposure to interest rate changes through the use of a combination of fixed- and floating-rate debt. See Note 3 of Notes to Consolidated Financial Statements included in this report for a description of our revolving credit facility and interest rates on our borrowings. We have an interest rate swap in place on $100 million in principal amount of our 4.650% Senior Notes due 2024 for the period from November 2014 to November 2024. The agreement swaps the fixed interest rate of 4.650% on $100 million of the Senior Notes to the floating rate of one month LIBOR plus 2.426%. We believe significant interest rate changes would not have a material near-term impact on our future earnings or cash flows.

In the fourth quarter of 2013, we began to experience delays in payment from OGX Petróleo e Gás S.A. ("OGX"), a customer in Brazil. The parent company of OGX missed making an interest payment on its bonds and, on October 30, 2013, OGX and its parent filed for a restructuring process under Brazilian law, which grants the filer judicial protection from creditors while a restructuring plan is developed for approval. We established an allowance for doubtful accounts of $3.3 million in the fourth quarter of 2013 related to operations prior to the restructuring filing.  As of December 31, 2014, OGX had reorganized and we received shares of stock in the reorganized company. We wrote off the receivables and allowance for doubtful accounts and assigned no value to the shares we received.
Because we operate in various oil and gas exploration and production regions in the world, we conduct a portion of our business in currencies other than the U.S. dollar. The functional currency for several of our international operations is the applicable local currency. A stronger U.S. dollar against the U.K. pound sterling, the Norwegian kroner and the Brazilian real may result in lower operating income. We manage our exposure to changes in foreign exchange rates principally through arranging compensation in U.S. dollars or freely convertible currency and, to the extent possible, by limiting compensation received in other currencies to amounts necessary to meet obligations denominated in those currencies. We use the exchange rates in effect as of the balance sheet date to translate assets and liabilities as to which the functional currency is the local currency, resulting in translation adjustments that we reflect as accumulated other comprehensive income or loss in the shareholders' equity section of our Consolidated Balance Sheets. We recorded adjustments of $(62.4) million and $14.1 million to our equity accounts for the three-month periods ended March 31, 2015 and 2014, respectively. Negative adjustments reflect the net impact of the strengthening of the U.S. dollar against various foreign currencies for locations where the functional currency is not the U.S. dollar. Conversely, positive adjustments reflect the effect of a weakening dollar.
We recorded foreign currency transaction gains (losses) of $0.7 million and $(0.3) million in the three-month periods ended March 31, 2015 and 2014, respectively, that are included in Other income, net in our Consolidated Statements of Income.

Item 4.	Controls and Procedures.

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2015 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There has been no change in our internal control over financial reporting that occurred during the three months ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

(c)    Purchases of equity securities by the issuer and affiliated purchasers.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 2015	—	N/A	—	10,000,000
February 2015	—	N/A	—	10,000,000
March 2015	1,099,839	50.7383	1,099,839	8,900,161
Total	1,099,839	$50.7383	1,099,839	8,900,161

Note:    The above table reflects our activity under our plan to repurchase up to 10 million shares, which was authorized by our Board of Directors and announced in December 2014. The plan has no expiration date.

Item 6.    Exhibits.

			Registration or File Number	Form of Report	Report Date	Exhibit Number
3.01	*	Restated Certificate of Incorporation	1-10945	10-K	Dec. 2000	3.01
3.02	*	Certificate of Amendment to Restated Certificate of Incorporation	1-10945	8-K	May 2008	3.1
3.03	*	Certificate of Amendment to Restated Certificate of Incorporation	1-10945	8-K	May 2014	3.1
3.04	*	Amended and Restated Bylaws	1-10945	8-K	Dec. 2007	3.1
10.01+	*	Form of 2015 Restricted Stock Unit Agreement	1-10945	8-K	Feb. 2015	10.1
10.02+	*	Form of 2015 Performance Unit Agreement	1-10945	8-K	Feb. 2015	10.2
10.03+	*	2015 Performance Award: Goals and Measures, relating to the form of 2015 Performance Unit Agreement	1-10945	8-K	Feb. 2015	10.3
10.04+	*	Form of 2015 Nonemployee Director Restricted Stock Agreement for Messrs. Collins, Huff, Hughes, Murphy and Pappas	1-10945	8-K	Feb. 2015	10.4
10.05+	*	Form of 2015 Nonemployee Director Restricted Stock Agreement for Mr. DesRoche	1-10945	8-K	Feb. 2015	10.5
10.06+	*	Oceaneering International, Inc. 2014 Annual Cash Bonus Award Program Summary	1-10945	8-K	Feb. 2015	10.6
10.07+	*	Oceaneering International, Inc. 2015 Annual Cash Bonus Award Program Summary	1-10945	8-K	Feb. 2015	10.7
12.01		Computation of Ratio of Earnings to Fixed Charges
31.01		Rule 13a – 14(a)/15d – 14(a) certification of principal executive officer
31.02		Rule 13a – 14(a)/15d – 14(a) certification of principal financial officer
32.01		Section 1350 certification of principal executive officer
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		XBRL Taxonomy Extension Label Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

*		Exhibit previously filed with the Securities and Exchange Commission, as indicated, and incorporated herein by reference.
+		Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

April 29, 2015	/S/ M. KEVIN MCEVOY
Date	M. Kevin McEvoy
Chief Executive Officer and Director
(Principal Executive Officer)

April 29, 2015	/S/ MARVIN J. MIGURA
Date	Marvin J. Migura
Executive Vice President
(Principal Financial Officer)

April 29, 2015	/S/ W. CARDON GERNER
Date	W. Cardon Gerner
Senior Vice President and Chief Financial Officer
(Principal Accounting Officer)

Index to Exhibits

			Registration or File Number	Form of Report	Report Date	Exhibit Number
3.01	*	Restated Certificate of Incorporation	1-10945	10-K	Dec. 2000	3.01
3.02	*	Certificate of Amendment to Restated Certificate of Incorporation	1-10945	8-K	May 2008	3.1
3.03	*	Certificate of Amendment to Restated Certificate of Incorporation	1-10945	8-K	May 2014	3.1
3.04	*	Amended and Restated Bylaws	1-10945	8-K	Dec. 2007	3.1
10.01+	*	Form of 2015 Restricted Stock Unit Agreement	1-10945	8-K	Feb. 2015	10.1
10.02+	*	Form of 2015 Performance Unit Agreement	1-10945	8-K	Feb. 2015	10.2
10.03+	*	2015 Performance Award: Goals and Measures, relating to the form of 2015 Performance Unit Agreement	1-10945	8-K	Feb. 2015	10.3
10.04+	*	Form of 2015 Nonemployee Director Restricted Stock Agreement for Messrs. Collins, Huff, Hughes, Murphy and Pappas	1-10945	8-K	Feb. 2015	10.4
10.05+	*	Form of 2015 Nonemployee Director Restricted Stock Agreement for Mr. DesRoche	1-10945	8-K	Feb. 2015	10.5
10.06+	*	Oceaneering International, Inc. 2014 Annual Cash Bonus Award Program Summary	1-10945	8-K	Feb. 2015	10.6
10.07+	*	Oceaneering International, Inc. 2015 Annual Cash Bonus Award Program Summary	1-10945	8-K	Feb. 2015	10.7
12.01		Computation of Ratio of Earnings to Fixed Charges
31.01		Rule 13a – 14(a)/15d – 14(a) certification of principal executive officer
31.02		Rule 13a – 14(a)/15d – 14(a) certification of principal financial officer
32.01		Section 1350 certification of principal executive officer
32.02		Section 1350 certification of principal financial officer
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		XBRL Taxonomy Extension Label Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

*		Exhibit previously filed with the Securities and Exchange Commission, as indicated, and incorporated herein by reference.
+		Management contract or compensatory plan or arrangement.