Form 10-Q
period 2015-06-30
OCEANEERING INTERNATIONAL INC
filed 2015-07-30
CIK 73756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☑ No
Number of shares of Common Stock outstanding as of July 24, 2015: 97,844,464

Oceaneering International, Inc.
Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	Jun 30, 2015	Dec 31, 2014
(in thousands, except share data)
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$190,630	$430,714
Accounts receivable, net of allowances for doubtful accounts of $287 and $137	795,891	778,372
Inventory	376,950	375,588
Other current assets	156,529	128,876
Total Current Assets	1,520,000	1,713,550
Property and Equipment, at cost	2,758,145	2,660,788
Less accumulated depreciation	1,447,934	1,354,966
Net Property and Equipment	1,310,211	1,305,822
Other Assets:
Goodwill	435,610	331,474
Investments in unconsolidated affiliates	32,164	32,624
Other non-current assets	170,349	121,470
Total Other Assets	638,123	485,568
Total Assets	$3,468,334	$3,504,940
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$135,779	$123,688
Accrued liabilities	469,088	490,260
Income taxes payable	58,119	65,189
Total Current Liabilities	662,986	679,137
Long-term Debt	792,917	743,009
Other Long-term Liabilities	414,267	425,024
Commitments and Contingencies
Shareholders’ Equity:
Common Stock, par value $0.25 per share; 360,000,000 shares authorized; 110,834,088 shares issued	27,709	27,709
Additional paid-in capital	220,565	229,640
Treasury stock; 12,989,624 and 11,220,682 shares, at cost	(743,852)	(656,917)
Retained earnings	2,321,579	2,240,229
Accumulated other comprehensive loss	(227,837)	(182,891)
Total Shareholders' Equity	1,598,164	1,657,770
Total Liabilities and Shareholders' Equity	$3,468,334	$3,504,940
The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2015	2014	2015	2014
Revenue	$810,303	$927,407	$1,597,075	$1,767,608
Cost of services and products	642,758	709,192	1,266,081	1,359,902
Gross Margin	167,545	218,215	330,994	407,706
Selling, general and administrative expense	59,605	56,904	116,404	113,533
Income from Operations	107,940	161,311	214,590	294,173
Interest income	51	41	207	120
Interest expense, net of amounts capitalized	(6,212)	(398)	(12,300)	(809)
Equity in losses of unconsolidated affiliates	1	8	(254)	(28)
Other expense, net	(6,484)	(417)	(5,784)	(123)
Income before Income Taxes	95,296	160,545	196,459	293,333
Provision for income taxes	29,828	50,250	61,492	91,813
Net Income	$65,468	$110,295	$134,967	$201,520
Cash Dividends declared per Share	$0.27	$0.27	$0.54	$0.49
Basic Earnings per Share	$0.66	$1.02	$1.36	$1.86
Diluted Earnings per Share	$0.66	$1.02	$1.36	$1.86
The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014
Net Income	$65,468	$110,295	$134,967	$201,520

Other comprehensive income, net of tax:

Foreign currency translation adjustments	17,456	(4,627)	(44,946)	9,458

Total other comprehensive income (loss)	17,456	(4,627)	(44,946)	9,458

Total Comprehensive Income	$82,924	$105,668	$90,021	$210,978

The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
(in thousands)	2015	2014
Cash Flows from Operating Activities:
Net income	$134,967	$201,520
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	121,486	109,408
Deferred income tax provision	539	17,703
Subsea BOP control systems inventory write-down	9,025	—
Net gain on sales of property and equipment	(76)	(344)
Noncash compensation	8,626	10,820
Excluding the effects of acquisitions, increase (decrease) in cash from:
Accounts receivable	5,259	(73,272)
Inventory	1,419	418
Other operating assets	(27,041)	(22,406)
Currency translation effect on working capital, excluding cash	(4,483)	6,518
Current liabilities	(40,949)	29,141
Other operating liabilities	(8,308)	(5,216)
Total adjustments to net income	65,497	72,770
Net Cash Provided by Operating Activities	200,464	274,290
Cash Flows from Investing Activities:
Purchases of property and equipment	(94,780)	(221,700)
Business acquisitions, net of cash acquired	(229,979)	(39,788)
Distributions of capital from unconsolidated affiliates	2,001	2,295
Dispositions of property and equipment	177	1,797
Net Cash Used in Investing Activities	(322,581)	(257,396)
Cash Flows from Financing Activities:
Net proceeds (payments) of revolving credit facility	—	80,000
Proceeds of term loan	50,000	—
Net excess tax benefit (deficiency) from employee benefit plans	(781)	3,083
Cash dividends	(53,618)	(53,002)
Purchases of treasury stock	(100,459)	(35,266)
Net Cash Used in Financing Activities	(104,858)	(5,185)
Effect of exchange rates on cash	(13,109)	191
Net Increase (Decrease) in Cash and Cash Equivalents	(240,084)	11,900
Cash and Cash Equivalents—Beginning of Period	430,714	91,430
Cash and Cash Equivalents—End of Period	$190,630	$103,330
The accompanying Notes are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    SUMMARY OF MAJOR ACCOUNTING POLICIES

Basis of Presentation. We have prepared these unaudited consolidated financial statements pursuant to instructions for quarterly reports on Form 10-Q, which we are required to file with the U.S. Securities and Exchange Commission. These financial statements do not include all information and footnotes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). These financial statements reflect all adjustments that we believe are necessary to present fairly our financial position at June 30, 2015 and our results of operations and cash flows for the periods presented. Except as otherwise disclosed herein, all such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in our annual report on Form 10-K for the year ended December 31, 2014. The results for interim periods are not necessarily indicative of annual results.
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
Reclassifications. Certain amounts from prior periods have been reclassified to conform with the current period presentation.
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
Inventory. Inventory is valued at lower of cost or market. We determine cost using the weighted-average method. During the three- and six-month periods ended June 30, 2015, we recorded an inventory write-down of $9.0 million upon our decision to cease manufacturing subsea BOP control systems.
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
We capitalize interest on assets where the construction period is anticipated to be more than three months. We capitalized $0.5 million and $0.1 million of interest in the three-month periods ended June 30, 2015 and 2014, respectively, and $1.1 million and $0.2 million of interest in the six-month periods ended June 30, 2015 and 2014, respectively. We do not allocate general administrative costs to capital projects.
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

In April 2015, we completed the acquisition of C & C Technologies, Inc. ("C&C"). C&C is a global provider of ocean-bottom mapping services in deepwater utilizing customized autonomous underwater vehicles and provides marine construction surveys for both surface and subsea assets, as well as satellite-based positioning services for drilling rigs and seismic and construction vessels. C&C also provides land and near-shore survey services along the U.S. Gulf Coast and in Mexico, and performs shallow water conventional geophysical surveys in the U.S. Gulf of Mexico. Subject to customary post-closing working capital adjustments, the acquisition price of approximately $230 million was paid in cash. We have accounted for this acquisition by allocating the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. This purchase price allocation is preliminary and based on information currently available to us, and is subject to change when we obtain final asset and liability valuations. We have included C&C's operations in our consolidated financial statements starting from the date of closing, and its operating results are included in our Subsea Projects segment. The acquisition of C&C did not have a material effect on our operating results, cash flows or financial position.

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

New Accounting Standards. In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers (Topic 606)." ASU 2014-09, as amended, completes the joint effort by the FASB and International Accounting Standards Board to improve financial reporting by creating common revenue recognition guidance for U.S. GAAP and International Financial Reporting Standards. ASU 2014-09 applies to all companies that enter into contracts with customers to transfer goods or services. ASU 2014-09 is effective for us for interim and annual reporting periods beginning after December 15, 2017. Early application is not permitted and we have the choice to apply ASU 2014-09 either retrospectively to each reporting period presented or by recognizing the cumulative effect of applying ASU 2014-09 at the date of initial application (January 1, 2018) and not adjusting comparative information. We are currently evaluating the requirements of ASU 2014-09 and have not yet determined its impact on our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, "Interest-Imputation of Interest (Subtopic 835-30) Simplifying the Presentation of Debt Issuance Costs." This update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for our financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted, and we adopted this update in the second quarter of 2015 and reclassified prior period amounts to conform with the new presentation.

2.    INVENTORY
The following is information regarding our inventory:

(in thousands)	Jun 30, 2015	Dec 31, 2014
Inventory:
Remotely operated vehicle parts and components	$191,178	$207,885
Other inventory, primarily raw materials	185,772	167,703
Total	$376,950	$375,588

3.    DEBT
Long-term Debt consisted of the following:

(in thousands)	Jun 30, 2015	Dec 31, 2014
4.650% Senior Notes due 2024:
Principal of the Notes	$500,000	$500,000
Issuance costs, net of amortization	(6,417)	(6,761)
Fair value of interest rate swap on $100 million of principal	(666)	(230)
Term Loan Facility	300,000	250,000
Revolving Credit Facility	—	—
Long-term Debt	$792,917	$743,009

In November 2014, we completed the public offering of $500 million aggregate principal amount of 4.650% Senior Notes due 2024 (the "Senior Notes"). We pay interest on the Senior Notes on May 15 and November 15 of each year, and we made our first interest payment on May 15, 2015. The Senior Notes are scheduled to mature on November 15, 2024. We may redeem some or all of the Senior Notes prior to maturity at specified redemption prices. We used the net proceeds from the offering for general corporate purposes, including funding the C&C acquisition, other capital expenditures and repurchases of shares of our common stock.

In October 2014, we entered into a new credit agreement (the "Credit Agreement") with a group of banks. The Credit Agreement provides for a $300 million three-year term loan (the "Term Loan Facility") and a $500 million five-year revolving credit facility (the "Revolving Credit Facility"). The Credit Agreement replaced a prior credit agreement that was scheduled to mature on January 6, 2017. Subject to certain conditions, the aggregate commitments under the Revolving Credit Facility may be increased by up to $300 million at any time upon agreement between us and existing or additional lenders. Borrowings under the Revolving Credit Facility and the Term Loan Facility may be used for general corporate purposes. Simultaneously with the execution of the Credit Agreement and pursuant to its terms, we repaid all amounts outstanding under, and terminated, our prior principal credit agreement.

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

The Credit Agreement contains various covenants that we believe are customary for agreements of this nature, including, but not limited to, restrictions on our ability and the ability of each of our subsidiaries to incur debt, grant liens, make certain investments, make distributions, merge or consolidate, sell assets, enter into transactions with affiliates and enter into certain restrictive agreements. We are also subject to a maximum Leverage Ratio of 4.00 to 1.00. The Credit Agreement includes customary events of default and associated remedies. As of June 30, 2015 and December 31, 2014, we were in compliance with all the covenants set forth in the Credit Agreement.

We incurred $6.9 million of issuance costs related to the Senior Notes and $1.6 million of new loan costs related to the Revolving Credit Facility and the Term Loan Facility. The issuance costs related to the Revolving Credit Facility and the Term Loan Facility are included on our balance sheet as other non-current assets. The issuance costs are being amortized to interest expense over ten years for the Senior Notes and over five years for the Revolving Credit Facility and the Term Loan Facility.

4.    COMMITMENTS AND CONTINGENCIES

Litigation. On June 17, 2014, a purported shareholder filed a derivative complaint against all of the then-current members of our board of directors and one of our former directors, as defendants, and our company, as nominal defendant, in the Court of Chancery of the State of Delaware. Through the complaint, the plaintiff is asserting, on behalf of our company, actions for breach of fiduciary duties and unjust enrichment in connection with prior determinations of our board of directors relating to nonexecutive director compensation. The plaintiff is seeking relief including disgorgement of payments made to the defendants, an award of unspecified damages and an award for attorneys’ fees and other costs. We and the defendants filed a motion to dismiss the complaint and a supporting brief on September 5, 2014, asserting that the complaint failed to state a claim on which relief could be granted, and further that the plaintiff did not comply with procedural requirements necessary to allow him to commence litigation against certain directors on our behalf. As of the date of this report, that motion remains pending before the Court. In any event, our company is only a nominal defendant in this litigation, and we do not expect the resolution of this matter to have a material adverse effect on our results of operations, cash flows or financial position.

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

The carrying values of cash and cash equivalents approximate their fair values due to the short-term maturity of those instruments. Accounts receivable are generated from a broad group of customers, primarily from within the energy industry, which is our major source of revenue. Due to their short-term nature, carrying values of our accounts receivable and accounts payable approximate fair market values. We had borrowings of $300 million at June 30, 2015 under our term loan facility. Due to the short-term nature of the associated interest rate periods, the carrying value of our debt under the term loan facility approximates its fair value. This debt is classified as Level 2 in the fair value hierarchy under U.S. GAAP (inputs other than quoted prices in active markets for similar assets and liabilities that are observable or can be corroborated by observable market data for substantially the full term for the assets or liabilities).

We estimated the fair market value of the Senior Notes to be $495 million at June 30, 2015. We arrived at this estimate by computing the net present value of the future principal and interest payments using a yield to maturity interest rate for securities of similar credit quality and term. The Senior Notes are classified as Level 2 in the fair value hierarchy under U.S. GAAP.

We have an interest rate swap in place on $100 million of the Senior Notes for the period from November 2014 to November 2024. The agreement swaps the fixed interest rate of 4.650% on $100 million of the Senior Notes to the floating rate of one month LIBOR plus 2.426%. We estimate the fair value of the interest rate swap to be a liability of $0.7 million at June 30, 2015, which is reflected on our balance sheet as a component of Other Long-term Liabilities, with the offset as an adjustment to the carrying value of Long-term Debt. This liability value was arrived at using a discounted cash flow model using Level 2 inputs.

In the second quarter of 2015, the exchange rate for the Angolan kwanza relative to the U.S. dollar declined approximately 14%. This caused us to record a foreign currency loss of $8.9 million related to the kwanza, and that amount is included as a component of Other expense, net in our Consolidated Statements of Income for the three- and six-month periods ended June 30, 2015. The adjustment related primarily to our cash balances in Angola. Conversion of cash balances from kwanza to U.S. dollars is controlled by the central bank in Angola, and the central bank has slowed this process during 2015, causing our cash balances in kwanza to increase. As of June 30, 2015, we had the equivalent of approximately $53 million of cash in kwanza in Angola on our balance sheet.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014
Basic shares outstanding	98,528	108,002	98,998	108,086
Effect of restricted stock units	365	419	403	485
Diluted shares outstanding	98,893	108,421	99,401	108,571

We have been paying a quarterly cash dividend of $0.27 per share to our common shareholders since the second quarter of 2014. Our latest $0.27 per share quarterly dividend was declared in July 2015 and is payable in September 2015.
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
For each of the restricted stock units granted in 2013 through 2015, at the earlier of three years after grant or at termination of employment or service, the grantee will be issued a share of our common stock for each unit vested. As of June 30, 2015 and December 31, 2014, respective totals of 849,008 and 814,400 shares of restricted stock or restricted stock units were outstanding.
We estimate that stock-based compensation cost not yet recognized related to shares of restricted stock or restricted stock units, based on their grant-date fair values, was $24 million at June 30, 2015. This expense is being recognized on a staged-vesting basis over three years for awards attributable to individuals meeting certain age and years-of-service requirements, and on a straight-line basis over the applicable vesting period of one or three years for the other awards.
Share Repurchase Plan. In December 2014, our Board of Directors approved a plan to repurchase up to 10 million shares of our common stock. Under this plan, we had repurchased 2.0 million shares of our common stock for $100 million through June 30, 2015. We account for the shares we hold in treasury under the cost method, at average cost.

6.    INCOME TAXES

During interim periods, we provide for income taxes based on our current estimated annual effective tax rate using assumptions as to (1) earnings and other factors that would affect the tax provision for the remainder of the year and (2) the operations of foreign branches and subsidiaries that are subject to local income and withholding taxes. We conduct business through several foreign subsidiaries and, although we expect our consolidated operations to be profitable, there is no assurance that profits will be earned in entities or jurisdictions that have net operating loss carryforwards available. The primary difference between (1) our effective tax rates of 31.3% in the periods ended June 30, 2015 (2) the federal statutory rate of 35% reflects our intention to indefinitely reinvest in certain of our international operations. As a result, we do not provide for U.S. taxes on that portion of our foreign earnings.
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
We account for any applicable interest and penalties on uncertain tax positions as a component of our provision for income taxes on our financial statements. Including associated foreign tax credits and penalties and interest, we have accrued a net total of $4.6 million in the caption "other long-term liabilities" on our balance sheet for unrecognized tax benefits at June 30, 2015. All additions or reductions to those liabilities would affect our effective income tax rate in the periods of change.
Our tax returns are subject to audit by taxing authorities in multiple jurisdictions. These audits often take years to complete and settle. The following lists the earliest tax years open to examination by tax authorities where we have significant operations:

Jurisdiction	Periods
United States	2011
United Kingdom	2011
Norway	2006
Angola	2010
Brazil	2010
Australia	2011

7.    BUSINESS SEGMENT INFORMATION

We are a global oilfield provider of engineered services and products, primarily to the offshore oil and gas industry, with a focus on deepwater applications. Through the use of our applied technology expertise, we also serve the defense, aerospace and commercial theme park industries. Our Oilfield business consists of Remotely Operated Vehicles ("ROVs"), Subsea Products, Subsea Projects and Asset Integrity. Our ROV segment provides submersible vehicles operated from the surface to support offshore oil and gas exploration, development and production activities. Our Subsea Products segment supplies a variety of specialty subsea hardware and related services. Our Subsea Projects segment provides multiservice subsea support vessels and oilfield diving and support vessel operations, primarily for inspection, maintenance and repair and installation activities. Since April 2015, we have also provided survey, autonomous underwater vehicle ("AUV") and satellite-positioning services. Our Asset Integrity segment provides asset integrity management and assessment services and nondestructive testing and inspection. Our Advanced Technologies business provides project management, engineering services and equipment for applications in non-oilfield markets. Unallocated Expenses are those not associated with a specific business segment. These consist of expenses related to our incentive and deferred compensation plans, including restricted stock and bonuses, as well as other general expenses, including corporate administrative expenses.
There are no differences in the basis of segmentation or in the basis of measurement of segment profit or loss from those used in our consolidated financial statements for the year ended December 31, 2014.

The table that follows presents Revenue and Income from Operations by business segment for each of the periods indicated.

	Three Months Ended			Six Months Ended
(in thousands)	Jun 30, 2015	Jun 30, 2014	Mar 31, 2015	Jun 30, 2015	Jun 30, 2014
Revenue
Oilfield
Remotely Operated Vehicles	$216,426	$268,274	$219,447	$435,873	$524,093
Subsea Products	240,057	327,252	240,729	480,786	587,262
Subsea Projects	172,324	136,199	153,572	325,896	274,389
Asset Integrity	95,509	130,229	98,493	194,002	254,388
Total Oilfield	724,316	861,954	712,241	1,436,557	1,640,132
Advanced Technologies	85,987	65,453	74,531	160,518	127,476
Total	$810,303	$927,407	$786,772	$1,597,075	$1,767,608
Income from Operations
Oilfield
Remotely Operated Vehicles	$61,294	$75,825	$62,182	$123,476	$152,565
Subsea Products	42,286	79,497	50,014	92,300	134,013
Subsea Projects	30,607	25,863	22,276	52,883	46,400
Asset Integrity	4,576	15,915	5,025	9,601	30,000
Total Oilfield	138,763	197,100	139,497	278,260	362,978
Advanced Technologies	6,267	198	5,020	11,287	3,153
Unallocated Expenses	(37,090)	(35,987)	(37,867)	(74,957)	(71,958)
Total	$107,940	$161,311	$106,650	$214,590	$294,173
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

Certain statements we make in this quarterly report on Form 10-Q are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements include, without limitation, statements regarding our expectations about:

•
third quarter of 2015 and the full year of 2015 operating results and earnings per share, and the contributions from our segments to those results (including anticipated revenue, operating income and utilization information);

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

Executive Overview

We expect our 2015 diluted earnings per share to be in the range of $2.70 to $2.90, as compared to our 2014 diluted earnings per share of $4.00, with lower global demand for deepwater drilling, field development, and inspection, maintenance and repair activities due to the decline in oil prices since June 2014. Additionally, in the current market environment we are faced with customers demanding price concessions and various competitors reducing prices to secure utilization of their assets. We believe our operating income will be lower in 2015 than 2014 for each of our Oilfield operating business segments, notably:

•	ROVs on lower service demand to support drilling and vessel-based projects and reduced revenue per day;

•	Subsea Products on lower demand to support field development projects and well abandonment activity and for subsea BOP control system replacements;

•	Subsea Projects on lower vessel pricing and reduced use of a third vessel on our BP Angola project; and

•	Asset Integrity on reduced demand for our services and generally lower pricing.

Due to deteriorating demand prospects, we decided to cease manufacturing subsea BOP control systems and, during the quarter ended June 30, 2015, we wrote down the related inventory by $9.0 million. This write-down is reflected in gross margin and operating income of our Subsea Products segment.

In the three- and six-month periods ended June 30, 2015, we incurred foreign exchange losses of $8.9 million and $9.9 million, respectively, related to Angola and its declining exchange rate relative to the U.S. dollar. These losses are reflected in other income (expense), net.

We added seven new ROVs to our fleet during the six months ended June 30, 2015 and retired seven, resulting in a total of 336 ROVs in our ROV segment fleet. We currently expect to retire, on average, 4% to 5% of our fleet on an annual basis.

We forecast our third quarter 2015 diluted earnings per share to be in the range of $0.65 to $0.75. For the third quarter as compared to the second quarter, we anticipate an operating income improvement from our Subsea Products business segment and similar or lower operating income in our other segments. Compared to the corresponding quarter of 2014, we expect lower operating income in the second quarter of 2015 in each of our oilfield business segments, due to oilfield market conditions resulting in lower demand and pricing for many of our services and products.

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

Liquidity and Capital Resources

At June 30, 2015, we had working capital of $857 million, including $191 million of cash and cash equivalents. Additionally, we had $500 million of remaining borrowing capacity available under our revolving credit facility under a credit agreement with a group of banks (the "Credit Agreement"). The Credit Agreement includes a $300 million, three-year term loan and a $500 million, five-year, revolving credit facility. We consider our liquidity and capital resources to be adequate to support our existing operations, capital commitments, and anticipated dividends.

Our capital expenditures were $325 million during the first six months of 2015, as compared to $261 million during the first six months of last year. Of the $325 million of capital expenditures in 2015, $230 million related to the acquisition of C & C Technologies, Inc. ("C&C"), $39 million was invested in our ROV segment and $36 million was invested in our Subsea Products segment. We added seven new ROVs to our fleet during the six months ended June 30, 2015 and retired seven, resulting in a total of 336 ROVs in our ROV segment fleet. We currently expect to retire, on average, 4% to 5% of our fleet on an annual basis. We estimate our capital expenditures for 2015, excluding business acquisitions, will be approximately $200 million to $250 million, with approximately $47 million of construction progress payments for the new multiservice subsea support vessel, to be named the Ocean Evolution, discussed below, which is scheduled for delivery by the end of the third quarter of 2016. Our capital expenditures in the six months ended June 30, 2014 included $117 million invested in our ROV segment, $55 million in our Subsea Products segment, and $40 million for two small business acquisitions.

In April 2015, we completed the acquisition of C&C. C&C is a global provider of ocean-bottom mapping services in deepwater utilizing customized autonomous underwater vehicles and provides marine construction surveys for both surface and subsea assets, as well as satellite-based positioning services for drilling rigs and seismic and construction vessels. C&C also provides land and near-shore survey services along the U.S. Gulf Coast and in Mexico, and performs shallow water conventional geophysical surveys in the U.S. Gulf of Mexico. Subject to customary post-closing working capital adjustments, the acquisition price of approximately $230 million was paid in cash. We have included C&C's operations in our consolidated financial statements starting from the date of closing, and its operating results are included in our Subsea Projects segment.

During the third quarter of 2013, we signed an agreement with a shipyard for the construction of a subsea support vessel, to be named the Ocean Evolution. We expect that vessel to be available for operations in July 2016. Our cash payments for the vessel are spread over the construction period. We intend for the vessel to be U.S.-flagged and documented with a coastwise endorsement by the U.S. Coast Guard. It is expected to have an overall length of 353 feet, a Class 2 dynamic positioning system, accommodations for 110 personnel, a helideck, a 250-ton active heave-compensated crane, and a working moonpool. We expect to outfit the vessel with two of our high specification work-class ROVs. The vessel will also be equipped with a satellite communications system capable of transmitting streaming video for real-time work observation by shore personnel. We anticipate the vessel will be used to augment our ability to provide subsea intervention services in the ultra-deep waters of the U.S. Gulf of Mexico. These services are required to perform inspection, maintenance and repair projects and hardware installations.

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

At June 30, 2015, we had long-term debt in the principal amount of $800 million outstanding and $500 million available under our revolving credit and term loan facilities provided under the Credit Agreement. The Credit Agreement provides for a three-year $300 million term loan scheduled to mature in October 2017 and a five-year, $500 million revolving credit facility scheduled to mature in October 2019. Subject to certain conditions, the aggregate commitments under the revolving credit facility may be increased by up to $300 million by obtaining additional commitments from existing and/or new lenders.

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

The Credit Agreement contains various covenants that we believe are customary for agreements of this nature, including, but not limited to, restrictions on our ability and the ability of each of our subsidiaries to incur debt, grant liens, make certain investments, make distributions, merge or consolidate, sell assets, enter into transactions with affiliates and enter into certain restrictive agreements. We are also subject to a maximum Leverage Ratio (as defined) of 4.00 to 1.00. The Credit Agreement includes customary events of default and associated remedies. As of June 30, 2015, we were in compliance with all the covenants set forth in the Credit Agreement.

Our principal source of cash from operating activities is our net income, adjusted for the non-cash effects of, among other things, depreciation and amortization, deferred income taxes and noncash compensation under our share-based compensation plans. Our $200 million and $274 million of cash provided from operating activities in the six-month periods ended June 30, 2015 and 2014, respectively, were principally affected by cash increases (decreases) of:

•	$9.0 million in 2015 from an inventory write-down upon our decision to cease manufacturing subsea BOP control systems;

•	$5 million and $(73) million , respectively, from changes in accounts receivable;

•	$(27) million and $(22) million, respectively, from changes in other operating assets; and

•	$(41) million and $29 million, respectively, from changes in current liabilities.

The decrease in cash related to accounts receivable in 2014 reflected higher business levels in 2014 as compared to 2013. The 2015 decrease in cash related to changes in other operating assets was largely attributable to a prepayment we made to a steel tube vendor in exchange for more favorable pricing from the vendor for material we intend to use to assemble a steel tube umbilical under a contract for a customer. This customer contract is reflected in our Subsea Products backlog at June 30, 2015. The 2014 decrease in cash related to other operating assets reflected higher business levels in 2014 as compared to 2013. The 2015 decrease in cash related to current liabilities reflected lower business levels than we had during 2014, and the increase in cash related to current liabilities reflected higher business levels in 2014 as compared to 2013.

In the six months ended June 30, 2015, we used $323 million of cash in investing activities. The cash used in investing activities related to the capital expenditures, including the C&C acquisition described above. We also used $105 million in financing activities, which included repurchases of 2.0 million shares of our common stock for $100 million and the payment of cash dividends of $54 million, and we borrowed the remaining $50 million under our term loan facility. In the six months ended June 30, 2014, we used $257 million of cash in investing activities. The cash used in investing activities was used for the capital expenditures described above. We also used
$5 million in financing activities, which included net borrowings under our revolving credit facility of
$80 million and uses of cash for repurchases of 500,000 shares of our common stock for $35 million and the payment of cash dividends of $53 million.

We have not guaranteed any debt not reflected on our consolidated balance sheet, and we do not have any off-balance sheet arrangements, as defined by SEC rules.

In December 2014, our Board of Directors approved a plan to repurchase up to 10 million shares of our common stock. Under this plan, we had repurchased 2.0 million shares of our common stock for $100 million through June 30, 2015, all during the six months ended June 30, 2015. We account for the shares we hold in treasury under the cost method, at average cost. The timing and amount of any future repurchases will be determined by our management. We expect that any additional shares repurchased under the plan will be held as treasury stock for possible future use. The plan does not obligate us to repurchase any particular number of shares.

We have been paying a quarterly cash dividend of $0.27 per share to our common shareholders since the second quarter of 2014. Our latest $0.27 per share quarterly dividend was declared in July 2015 and is payable in September 2015.

Results of Operations

We operate in five business segments. The segments are contained within two businesses — services and products provided to the oil and gas industry ("Oilfield") and all other services and products ("Advanced Technologies"). Our Unallocated Expenses are those not associated with a specific business segment.

Consolidated revenue and profitability information is as follows:

	Three Months Ended			Six Months Ended
(dollars in thousands)	Jun 30, 2015	Jun 30, 2014	Mar 31, 2015	Jun 30, 2015	Jun 30, 2014
Revenue	$810,303	$927,407	$786,772	$1,597,075	$1,767,608
Gross Margin	167,545	218,215	163,449	330,994	407,706
Gross Margin %	21%	24%	21%	21%	23%
Operating Income	107,940	161,311	106,650	214,590	294,173
Operating Income %	13%	17%	14%	13%	17%

We generate a material amount of our consolidated revenue from contracts for services in the U.S. Gulf of Mexico in our Subsea Projects segment, which is usually more active from April through October, as compared to the rest of the year. The European operations of our Asset Integrity segment are also seasonally more active in the second and third quarters. Revenue in our ROV segment is subject to seasonal variations in demand, with our first quarter generally being the low quarter of the year. The level of our ROV seasonality primarily depends on the number of ROVs we have engaged in vessel-based subsea infrastructure inspection, maintenance, repair and installation, which is more seasonal than drilling support. The current year reflects an exception, as there has been a general decline in offshore drilling, which caused a decrease in our ROV days on hire and utilization during the second quarter as compared to the first quarter. Revenue in our Subsea Products and Advanced Technologies segments has generally not been seasonal.

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

	Three Months Ended			Six Months Ended
(dollars in thousands)	Jun 30, 2015	Jun 30, 2014	Mar 31, 2015	Jun 30, 2015	Jun 30, 2014
Remotely Operated Vehicles
Revenue	$216,426	$268,274	$219,447	$435,873	$524,093
Gross Margin	70,132	86,685	71,311	141,443	173,875
Operating Income	61,294	75,825	62,182	123,476	152,565
Operating Income %	28%	28%	28%	28%	29%
Days available	30,465	29,059	30,131	60,596	56,910
Days utilized	21,710	24,510	22,139	43,849	48,379
Utilization	71%	84%	73%	72%	85%

Subsea Products
Revenue	240,057	327,252	240,729	480,786	587,262
Gross Margin	62,465	99,558	69,767	132,232	174,687
Operating Income	42,286	79,497	50,014	92,300	134,013
Operating Income %	18%	24%	21%	19%	23%
Backlog at end of period	703,000	850,000	788,000	703,000	850,000

Subsea Projects
Revenue	172,324	136,199	153,572	325,896	274,389
Gross Margin	36,989	30,122	26,900	63,889	54,531
Operating Income	30,607	25,863	22,276	52,883	46,400
Operating Income %	18%	19%	15%	16%	17%

Asset Integrity
Revenue	95,509	130,229	98,493	194,002	254,388
Gross Margin	11,750	23,207	12,799	24,549	45,073
Operating Income	4,576	15,915	5,025	9,601	30,000
Operating Income %	5%	12%	5%	5%	12%

Total Oilfield
Revenue	$724,316	$861,954	$712,241	$1,436,557	$1,640,132
Gross Margin	181,336	239,572	180,777	362,113	448,166
Operating Income	138,763	197,100	139,497	278,260	362,978
Operating Income %	19%	23%	20%	19%	22%

In general, our Oilfield business focuses on supplying services and products to the deepwater sector of the offshore market. For 2015, we have experienced, and expect to continue to experience, lower global demand for deepwater drilling, field development, and inspection, maintenance and repair activities due to the decline in oil prices since June 2014.

We believe we are the world's largest provider of ROV services, and this business segment typically is the largest contributor to our Oilfield business operating income. Our ROV segment revenue reflects the utilization percentages, fleet sizes and average pricing of the respective periods. Our ROV operating income decreased in the three- and six-month periods ended June 30, 2015 compared to the corresponding periods of the prior year, as a result of lower demand, largely for drilling support, and lower average revenue per day-on-hire. We added seven new ROVs to our fleet during the six months ended June 30, 2015 and retired seven, resulting in a total of 336 ROVs in our ROV segment fleet. We currently expect to retire, on average, 4% to 5% of our fleet on an annual basis. We expect our full-year 2015 ROV operating income to decrease from that of 2014, due to decreases in days on hire and average revenue per day-on-hire. For the second half of 2015, we expect lower ROV operating income than that of the first half, primarily due to decreases in days on hire and average revenue per day on hire.

Our Subsea Products revenue and operating income were lower in the three- and six-month periods ended June 30, 2015 than the corresponding periods of the prior year, primarily due to lower demand for tooling and subsea work systems and BOP control systems, as well as a reduction in umbilical plant throughput. Due to deteriorating demand prospects, we decided to cease manufacturing subsea BOP control systems and, during the quarter ended June 30, 2015, we wrote down the related inventory by $9.0 million. Compared to the immediately preceding quarter, our Subsea Products operating income in the second quarter of 2015 was lower due to that inventory write-down. Our Subsea Products backlog was $703 million at June 30, 2015 compared to $690 million at December 31, 2014. We believe Subsea Products operating income will be lower in 2015 compared to 2014, largely as a result of lower demand for tooling and subsea work systems and BOP control systems. For the second half of 2015, we expect higher Subsea Products operating income than that of the first half, primarily due to an increase in umbilical plant throughput and umbilical-related hardware sales, higher tooling and subsea work system sales, and due to the fact that the first half included the $9.0 million inventory write-down.

Our Subsea Projects operating income was higher in the three- and six-month periods ended June 30, 2015 than the corresponding periods of the prior year, as a result of the commencement of seasonal diving services in Angola in the fourth quarter of 2014 and improvement in U.S. Gulf of Mexico diving results in the second quarter of 2015 compared to the corresponding quarter of 2014. Our Subsea Projects operating income was higher in the quarter ended June 30, 2015 than the immediately preceding quarter due to U.S. Gulf of Mexico diving. In addition, the preceding quarter results included regulatory inspection expenses on one of our vessels. We expect lower Subsea Projects operating income in 2015 compared to 2014, as a result of decreased demand, lower vessel pricing and the completion during April 2015 of work associated with the Bourbon Evolution 803, a vessel we chartered on a short-term basis during 2014. We expect a decrease in Subsea Projects operating income in the second half of 2015 compared to the first half, primarily due to a reduction of work offshore Angola, including the release of the Bourbon Evolution 803, lower pricing for deepwater intervention services in the U.S. Gulf of Mexico and lower demand and pricing for diving services in the U.S. Gulf of Mexico.

For the three- and six-month periods ended June 30, 2015, our Asset Integrity operating income was lower than the corresponding periods of the prior year, as a result of lower demand and pricing for our services globally. In 2015, we expect Asset Integrity to generate lower operating income than 2014, due to decreased service revenue in most of the geographic areas in which we operate. We expect second half of 2015 results for Asset Integrity to approximate those of the first half.

Advanced Technologies

Revenue and margin information was as follows:

	Three Months Ended			Six Months Ended
(dollars in thousands)	Jun 30, 2015	Jun 30, 2014	Mar 31, 2015	Jun 30, 2015	Jun 30, 2014
Revenue	$85,987	$65,453	$74,531	$160,518	$127,476
Gross Margin	10,945	5,597	9,400	20,345	13,324
Operating Income	6,267	198	5,020	11,287	3,153
Operating Income %	7%	—%	7%	7%	2%

Advanced Technologies operating income for the three- and six-month periods ended June 30, 2015 was higher than that of the corresponding periods of 2014, mainly due to a higher level of demand for engineering services by the U.S. Navy and higher activity and better execution on commercial theme park projects. Advanced Technologies operating income for the second quarter of 2015 was higher than that of the immediately preceding quarter, primarily due to higher demand for engineering services by the U.S. Navy. We expect a significant improvement in our Advanced Technologies operating income in 2015, due to the resolution of execution issues on certain U.S. Navy and commercial projects that hampered our results in 2014, an increase in theme park activity, and additional engineering service work for the U.S. Navy. For the second half of 2015, we expect Advanced Technologies operating income to exceed that of the first half, primarily due to higher commercial theme park activity.

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

The following table sets forth our Unallocated Expenses for the periods indicated.

	Three Months Ended			Six Months Ended
(dollars in thousands)	Jun 30, 2015	Jun 30, 2014	Mar 31, 2015	Jun 30, 2015	Jun 30, 2014
Gross margin expenses	$24,736	$26,954	$26,728	$51,464	$53,784
Operating income expenses	37,090	35,987	37,867	74,957	71,958
% of revenue	5%	4%	5%	5%	4%

Other

The following table sets forth our significant financial statement items below the income from operations line.

	Three Months Ended			Six Months Ended
(in thousands)	Jun 30, 2015	Jun 30, 2014	Mar 31, 2015	Jun 30, 2015	Jun 30, 2014
Interest income	$51	$41	$156	$207	$120
Interest expense, net of amounts capitalized	(6,212)	(398)	(6,088)	(12,300)	(809)
Equity in losses of unconsolidated affiliates	1	8	(255)	(254)	(28)
Other income (expense), net	(6,484)	(417)	700	(5,784)	(123)
Provision for income taxes	29,828	50,250	31,664	61,492	91,813

In addition to interest on borrowings, interest expense includes amortization of loan costs, fees for lender commitments under our revolving credit agreement and fees for standby letters of credit and bank guarantees that banks issue on our behalf for performance bonds, bid bonds and self-insurance requirements.

Foreign currency transaction gains and losses is the principal component of Other income (expense), net. In the three- and six-month periods ended June 30, 2015, we incurred foreign exchange losses of $8.9 million and $9.9 million, respectively, related to Angola and its declining exchange rate relative to the U.S. dollar. The foreign exchange losses related primarily to our cash balances in Angola. Conversion of cash balances from kwanza to U.S. dollars is controlled by the central bank in Angola, and the central bank has slowed this process during 2015, causing our cash balances in kwanza to increase.

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
Because we operate in various oil and gas exploration and production regions in the world, we conduct a portion of our business in currencies other than the U.S. dollar. The functional currency for several of our international operations is the applicable local currency. A stronger U.S. dollar against the U.K. pound sterling, the Norwegian kroner and the Brazilian real may result in lower operating income. We manage our exposure to changes in foreign exchange rates principally through arranging compensation in U.S. dollars or freely convertible currency and, to the extent possible, by limiting compensation received in other currencies to amounts necessary to meet obligations denominated in those currencies. We use the exchange rates in effect as of the balance sheet date to translate assets and liabilities as to which the functional currency is the local currency, resulting in translation adjustments that we reflect as accumulated other comprehensive income or loss in the shareholders' equity section of our Consolidated Balance Sheets. We recorded adjustments of $17.5 million and $(4.6) million to our equity accounts for the six-month periods ended June 30, 2015 and 2014, respectively. Negative adjustments reflect the net impact of the strengthening of the U.S. dollar against various foreign currencies for locations where the functional currency is not the U.S. dollar. Conversely, positive adjustments reflect the effect of a weakening U.S. dollar.
We recorded foreign currency transaction losses of $6.0 million and $5.3 million in the three- and six-month periods ended June 30, 2015, and $0.8 million and $1.0 million in the three- and six-month periods ended June 30, 2014, respectively, that are included in Other expense, net in our Consolidated Statements of Income.
In the second quarter of 2015, the exchange rate for the Angolan kwanza relative to the U.S. dollar declined approximately 14%. This caused us to record a foreign currency loss of $8.9 million related to the kwanza, and that amount is included as a component of Other expense, net in our Consolidated Statements of Income for the three- and six-month periods ended June 30, 2015. The adjustment related primarily to our cash balances in Angola. Conversion of cash balances from kwanza to U.S. dollars is controlled by the central bank in Angola, and the central bank has slowed this process during 2015, causing our cash balances in kwanza to increase. As of June 30, 2015, we had the equivalent of approximately $53 million of cash in kwanza in Angola on our balance sheet.

Item 4.	Controls and Procedures.

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2015 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There has been no change in our internal control over financial reporting that occurred during the three months ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

(c)    Purchases of equity securities by the issuer and affiliated purchasers.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
April 2015	—	N/A	—	8,900,161
May 2015	—	N/A	—	8,900,161
June 2015	900,161	49.6084	900,161	8,000,000
Total	900,161	$49.6084	900,161	8,000,000

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

July 30, 2015	/S/ M. KEVIN MCEVOY
Date	M. Kevin McEvoy
Chief Executive Officer and Director
(Principal Executive Officer)

July 30, 2015	/S/ MARVIN J. MIGURA
Date	Marvin J. Migura
Executive Vice President
(Principal Financial Officer)

July 30, 2015	/S/ W. CARDON GERNER
Date	W. Cardon Gerner
Senior Vice President and Chief Financial Officer
(Principal Accounting Officer)

Index to Exhibits

			Registration or File Number	Form of Report	Report Date	Exhibit Number
3.01	*	Restated Certificate of Incorporation	1-10945	10-K	Dec. 2000	3.01
3.02	*	Certificate of Amendment to Restated Certificate of Incorporation	1-10945	8-K	May 2008	3.1
3.03	*	Certificate of Amendment to Restated Certificate of Incorporation	1-10945	8-K	May 2014	3.1
3.04	*	Amended and Restated Bylaws	1-10945	8-K	Dec. 2007	3.1
12.01		Computation of Ratio of Earnings to Fixed Charges
31.01		Rule 13a – 14(a)/15d – 14(a) certification of principal executive officer
31.02		Rule 13a – 14(a)/15d – 14(a) certification of principal financial officer
32.01		Section 1350 certification of principal executive officer
32.02		Section 1350 certification of principal financial officer
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		XBRL Taxonomy Extension Label Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

*		Exhibit previously filed with the Securities and Exchange Commission, as indicated, and incorporated herein by reference.
+		Management contract or compensatory plan or arrangement.