Form 10-Q
period 2015-09-30
OCEANEERING INTERNATIONAL INC
filed 2015-11-04
CIK 73756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☑ No
Number of shares of Common Stock outstanding as of October 30, 2015: 97,844,976

Oceaneering International, Inc.
Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	Sep 30, 2015	Dec 31, 2014
(in thousands, except share data)
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$271,155	$430,714
Accounts receivable, net of allowances for doubtful accounts of $1,043 and $137	702,793	778,372
Inventory	373,234	375,588
Other current assets	163,248	128,876
Total Current Assets	1,510,430	1,713,550
Property and Equipment, at cost	2,748,734	2,660,788
Less accumulated depreciation	1,476,100	1,354,966
Net Property and Equipment	1,272,634	1,305,822
Other Assets:
Goodwill	421,603	331,474
Other non-current assets	215,963	154,094
Total Other Assets	637,566	485,568
Total Assets	$3,420,630	$3,504,940
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$92,937	$123,688
Accrued liabilities	482,294	490,260
Income taxes payable	48,596	65,189
Total Current Liabilities	623,827	679,137
Long-term Debt	797,495	743,469
Other Long-term Liabilities	410,392	424,863
Commitments and Contingencies
Shareholders’ Equity:
Common Stock, par value $0.25 per share; 360,000,000 shares authorized; 110,834,088 shares issued	27,709	27,709
Additional paid-in capital	224,621	229,640
Treasury stock; 12,989,112 and 11,220,682 shares, at cost	(743,823)	(656,917)
Retained earnings	2,363,699	2,240,229
Accumulated other comprehensive loss	(283,290)	(183,190)
Total Shareholders' Equity	1,588,916	1,657,471
Total Liabilities and Shareholders' Equity	$3,420,630	$3,504,940
The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended Sep 30,		Nine Months Ended Sep 30,
(in thousands, except per share data)	2015	2014	2015	2014
Revenue	$743,613	$973,089	$2,340,688	$2,740,697
Cost of services and products	575,300	731,234	1,841,381	2,091,136
Gross Margin	168,313	241,855	499,307	649,561
Selling, general and administrative expense	54,849	59,937	171,253	173,470
Income from Operations	113,464	181,918	328,054	476,091
Interest income	229	130	436	250
Interest expense, net of amounts capitalized	(6,396)	(677)	(18,696)	(1,486)
Equity in losses of unconsolidated affiliates	1,567	9	1,313	(19)
Other expense, net	(9,099)	(392)	(14,883)	(515)
Income before Income Taxes	99,765	180,988	296,224	474,321
Provision for income taxes	31,226	56,650	92,718	148,463
Net Income	$68,539	$124,338	$203,506	$325,858
Cash Dividends declared per Share	$0.27	$0.27	$0.81	$0.76
Basic Earnings per Share	$0.70	$1.16	$2.06	$3.03
Diluted Earnings per Share	$0.70	$1.16	$2.06	$3.01
The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended Sep 30,		Nine Months Ended Sep 30,
(in thousands)	2015	2014	2015	2014
Net Income	$68,539	$124,338	$203,506	$325,858

Other comprehensive income, net of tax:

Foreign currency translation adjustments	(55,453)	(52,742)	(100,100)	(43,284)

Total other comprehensive income (loss)	(55,453)	(52,742)	(100,100)	(43,284)

Total Comprehensive Income	$13,086	$71,596	$103,406	$282,574

The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended Sep 30,
(in thousands)	2015	2014
Cash Flows from Operating Activities:
Net income	$203,506	$325,858
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	183,508	169,029
Deferred income tax provision	15,780	45,992
Subsea BOP control systems inventory write-down	9,025	—
Net loss (gain) on sales of property and equipment	111	(1,241)
Noncash compensation	12,688	15,897
Excluding the effects of acquisitions, increase (decrease) in cash from:
Accounts receivable	98,357	(152,492)
Inventory	5,135	7,536
Other operating assets	(49,140)	2,308
Currency translation effect on working capital, excluding cash	(19,366)	(12,808)
Current liabilities	(80,086)	(12,893)
Other operating liabilities	(6,458)	(1,700)
Total adjustments to net income	169,554	59,628
Net Cash Provided by Operating Activities	373,060	385,486
Cash Flows from Investing Activities:
Purchases of property and equipment	(139,208)	(301,488)
Business acquisitions, net of cash acquired	(229,979)	(39,788)
Other investments	(19,531)	—
Distributions of capital from unconsolidated affiliates	3,265	3,534
Dispositions of property and equipment	376	2,118
Net Cash Used in Investing Activities	(385,077)	(335,624)
Cash Flows from Financing Activities:
Net proceeds (payments) of revolving credit facility	—	250,000
Proceeds of term loan	50,000	—
Net excess tax benefit (deficiency) from employee benefit plans	(781)	3,083
Cash dividends	(80,036)	(81,759)
Purchases of treasury stock	(100,459)	(236,684)
Net Cash Used in Financing Activities	(131,276)	(65,360)
Effect of exchange rates on cash	(16,266)	(1,340)
Net Increase (Decrease) in Cash and Cash Equivalents	(159,559)	(16,838)
Cash and Cash Equivalents—Beginning of Period	430,714	91,430
Cash and Cash Equivalents—End of Period	$271,155	$74,592
The accompanying Notes are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    SUMMARY OF MAJOR ACCOUNTING POLICIES

Basis of Presentation. We have prepared these unaudited consolidated financial statements pursuant to instructions for quarterly reports on Form 10-Q, which we are required to file with the U.S. Securities and Exchange Commission (the "SEC"). These financial statements do not include all information and footnotes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). These financial statements reflect all adjustments that we believe are necessary to present fairly our financial position at September 30, 2015 and our results of operations and cash flows for the periods presented. Except as otherwise disclosed herein, all such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in our annual report on Form 10-K for the year ended December 31, 2014. The results for interim periods are not necessarily indicative of annual results.
Principles of Consolidation. The consolidated financial statements include the accounts of Oceaneering International, Inc. and our 50% or more owned and controlled subsidiaries. We also consolidate entities that are determined to be variable interest entities if we determine that we are the primary beneficiary; otherwise, we account for those entities using the equity method of accounting. We use the equity method to account for our investments in unconsolidated affiliated companies of which we own an equity interest of between 20% and 50% and as to which we have significant influence, but not control, over operations. We use the cost method for all other long-term investments. Investments in entities that we do not consolidate are reflected on our balance sheet in Other non-current assets. All significant intercompany accounts and transactions have been eliminated.
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
Inventory. Inventory is valued at lower of cost or market. We determine cost using the weighted-average method. During the second quarter of 2015, we recorded an inventory write-down of $9.0 million upon our decision to cease manufacturing subsea BOP control systems.
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
We capitalize interest on assets where the construction period is anticipated to be more than three months. We capitalized $0.6 million and $0.1 million of interest in the three-month periods ended September 30, 2015 and 2014, respectively, and $1.7 million and $0.3 million of interest in the nine-

month periods ended September 30, 2015 and 2014, respectively. We do not allocate general administrative costs to capital projects.
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

In April 2015, we completed the acquisition of C & C Technologies, Inc. ("C&C"). C&C is a global provider of ocean-bottom mapping services in deepwater utilizing customized autonomous underwater vehicles and provides marine construction surveys for both surface and subsea assets, as well as satellite-based positioning services for drilling rigs and seismic and construction vessels. C&C also provides land and near-shore survey services along the U.S. Gulf Coast and in Mexico, and performs shallow water conventional geophysical surveys in the U.S. Gulf of Mexico. The acquisition price of approximately $230 million was paid in cash. We have accounted for this acquisition by allocating the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. This purchase price allocation is preliminary and based on information currently available to us, and is subject to change when we obtain final asset and liability valuations. We have included C&C's operations in our consolidated financial statements starting from the date of closing, and its operating results are included in our Subsea Projects segment. The acquisition of C&C did not have a material effect on our operating results, cash flows from operations or financial position.

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

New Accounting Standards. In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers." ASU 2014-09, as amended, completes the joint effort by the FASB and International Accounting Standards Board to improve financial reporting by creating common revenue recognition guidance for U.S. GAAP and International Financial Reporting Standards. ASU 2014-09 applies to all companies that enter into contracts with customers to transfer goods or services. ASU 2014-09 is effective for us for interim and annual reporting periods beginning after December 15, 2017. Early application is not permitted before periods beginning after December 15, 2016, and we have the choice to apply ASU 2014-09 either retrospectively to each reporting period presented or by recognizing the cumulative effect of applying ASU 2014-09 at the date of initial application and not adjusting comparative information. We are currently evaluating the requirements of ASU 2014-09 and have not yet determined its impact on our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, "Interest - Imputation of Interest - Simplifying the Presentation of Debt Issuance Costs." This update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for our financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted, and we adopted this update in the second quarter of 2015 and reclassified prior period amounts to conform with the new presentation. In August 2015, the FASB issued ASU 2015-15, "Interest - Imputation of Interest - Presentation and Subsequent Measurement of Debt Issuance Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements." This update clarifies that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line of credit arrangement, such as the revolving credit facility we have under our bank credit agreement, regardless of whether there are any outstanding borrowings on the line of credit arrangement.
In July 2015, the FASB issued ASU 2015-11, "Inventory - Simplifying the Measurement of Inventory." ASU 2015-11 requires companies to measure inventory at the lower of cost or net realizable value rather than at the lower of cost or market. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This guidance is effective for our inventories beginning January 1, 2017. We do not anticipate that this update will have a material impact on our consolidated financial statements.

In September 2015, the FASB issued ASU 2015-16, "Business Combinations - Simplifying the Accounting for Measurement-Period Adjustments." This update requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The update requires that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The update requires an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 is effective for our financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted. We do not anticipate that this update will have a material impact on our consolidated financial statements.
2.    INVENTORY
The following is information regarding our inventory:

(in thousands)	Sep 30, 2015	Dec 31, 2014
Inventory:
Remotely operated vehicle parts and components	$180,948	$207,885
Other inventory, primarily raw materials	192,286	167,703
Total	$373,234	$375,588

3.    DEBT
Long-term Debt consisted of the following:

(in thousands)	Sep 30, 2015	Dec 31, 2014
4.650% Senior Notes due 2024:
Principal of the Notes	$500,000	$500,000
Issuance costs, net of amortization	(6,245)	(6,761)
Fair value of interest rate swap on $100 million of principal	3,740	230
Term Loan Facility	300,000	250,000
Revolving Credit Facility	—	—
Long-term Debt	$797,495	$743,469

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

The Credit Agreement contains various covenants that we believe are customary for agreements of this nature, including, but not limited to, restrictions on our ability and the ability of each of our subsidiaries to incur debt, grant liens, make certain investments, make distributions, merge or consolidate, sell assets, enter into transactions with affiliates and enter into certain restrictive agreements. We are also subject to a maximum Leverage Ratio of 4.00 to 1.00. The Credit Agreement includes customary events of default and associated remedies. As of September 30,

2015 and December 31, 2014, we were in compliance with all the covenants set forth in the Credit Agreement.

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

4.    COMMITMENTS AND CONTINGENCIES

Litigation. On June 17, 2014, a purported shareholder filed a derivative complaint against all of the then-current members of our board of directors and one of our former directors, as defendants, and our company, as nominal defendant, in the Court of Chancery of the State of Delaware. Through the complaint, the plaintiff is asserting, on behalf of our company, actions for breach of fiduciary duties and unjust enrichment in connection with prior determinations of our board of directors relating to nonexecutive director compensation. The plaintiff is seeking relief including disgorgement of payments made to the defendants, an award of unspecified damages and an award for attorneys’ fees and other costs. We and the defendants filed a motion to dismiss the complaint and a supporting brief on September 5, 2014, asserting that the complaint failed to state a claim on which relief could be granted, and further that the plaintiff did not comply with procedural requirements necessary to allow him to commence litigation against certain directors on our behalf. The Court has not yet ruled on that motion. In any event, our company is only a nominal defendant in this litigation, and we do not expect the resolution of this matter to have a material adverse effect on our results of operations, cash flows or financial position.

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

The carrying values of cash and cash equivalents approximate their fair values due to the short-term maturity of those instruments. Accounts receivable are generated from a broad group of customers, primarily from within the energy industry, which is our major source of revenue. Due to their short-term nature, carrying values of our accounts receivable and accounts payable approximate fair market values. We had borrowings of $300 million at September 30, 2015 under our term loan facility. Due to the short-term nature of the associated interest rate periods, the carrying value of our debt under the term loan facility approximates its fair value. This debt is classified as Level 2 in the fair value hierarchy under U.S. GAAP (inputs other than quoted prices in active markets for similar assets and liabilities that are observable or can be corroborated by observable market data for substantially the full term for the assets or liabilities).

We estimated the fair market value of the Senior Notes to be $478 million at September 30, 2015. We arrived at this estimate by computing the net present value of the future principal and interest payments using a yield to maturity interest rate for securities of similar credit quality and term. The Senior Notes are classified as Level 2 in the fair value hierarchy under U.S. GAAP.

We have an interest rate swap in place on $100 million of the Senior Notes for the period from November 2014 to November 2024. The agreement swaps the fixed interest rate of 4.650% on $100 million of the Senior Notes to the floating rate of one month LIBOR plus 2.426%. We estimate the fair value of the interest rate swap to be an asset of $3.7 million at September 30, 2015, which is reflected on our balance sheet as a component of Other Long-term Assets, with the offset as an adjustment to the carrying value of Long-term Debt. This value was arrived at using a discounted cash flow model using Level 2 inputs.

In the second and third quarters of 2015, the exchange rate for the Angolan kwanza relative to the U.S. dollar declined approximately 14% and 11%, respectively. This caused us to record foreign currency transaction losses related to the kwanza of $7.9 million and $17.9 million in the three- and nine-month periods ended September 30, 2015, respectively, and those amounts are included as a component of Other expense, net in our Consolidated Statements of Income for the respective periods. The adjustments related primarily to our kwanza cash balances in Angola. Conversion of cash balances from kwanza to U.S. dollars is controlled by the central bank in Angola, and the central bank has slowed this process during 2015, causing our kwanza cash balances to increase. As of September 30, 2015, we had the equivalent of approximately $34 million of cash in kwanza in Angola reflected on our balance sheet.

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

	Three Months Ended Sep 30,		Nine Months Ended Sep 30,
(in thousands)	2015	2014	2015	2014
Basic shares outstanding	97,845	106,923	98,609	107,694
Effect of restricted stock units	340	484	382	486
Diluted shares outstanding	98,185	107,407	98,991	108,180
In the second quarter of 2014, we raised our dividend to our common shareholders to the current rate of $0.27 per share. Our latest $0.27 per share quarterly dividend was declared in October 2015 and is payable in December 2015.
Share-Based Compensation. We have no outstanding stock options and, therefore, no share-based compensation to be recognized pursuant to stock option grants.
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
For each of the restricted stock units granted in 2013 through 2015, at the earlier of three years after grant or at termination of employment or service, the grantee will be issued a share of our common stock for each unit vested. As of September 30, 2015 and December 31, 2014, respective totals of 858,717 and 814,400 shares of restricted stock or restricted stock units were outstanding.
We estimate that stock-based compensation cost not yet recognized related to shares of restricted stock or restricted stock units, based on their grant-date fair values, was $20 million at September 30, 2015. This expense is being recognized on a staged-vesting basis over three years for awards attributable to individuals meeting certain age and years-of-service requirements, and on a straight-line basis over the applicable vesting period of one or three years for the other awards.
Share Repurchase Plan. In December 2014, our Board of Directors approved a plan to repurchase up to 10 million shares of our common stock. Under this plan, we had repurchased 2.0 million shares of our common stock for $100 million through September 30, 2015. We account for the shares we hold in treasury under the cost method, at average cost.

6.    INCOME TAXES

During interim periods, we provide for income taxes based on our current estimated annual effective tax rate using assumptions as to (1) earnings and other factors that would affect the tax provision for the remainder of the year and (2) the operations of foreign branches and subsidiaries that are subject to local income and withholding taxes. We conduct business through several foreign subsidiaries and, although we expect our consolidated operations to be profitable, there is no assurance that profits will be earned in entities or jurisdictions that have net operating loss carryforwards available. The primary difference between our effective tax rates of 31.3% in the periods ended September 30, 2015 and the federal statutory rate of 35% reflects our intention to indefinitely reinvest in certain of our international operations. As a result, we do not provide for U.S. taxes on that portion of our foreign earnings.
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
We account for any applicable interest and penalties on uncertain tax positions as a component of our provision for income taxes on our financial statements. Including associated foreign tax credits and penalties and interest, we have accrued a net total of $4.5 million in the caption "other long-term liabilities" on our balance sheet for unrecognized tax benefits at September 30, 2015. All additions or reductions to those liabilities would affect our effective income tax rate in the periods of change.
Our tax returns are subject to audit by taxing authorities in multiple jurisdictions. These audits often take years to complete and settle. The following lists the earliest tax years open to examination by tax authorities where we have significant operations:

Jurisdiction	Periods
United States	2012
United Kingdom	2011
Norway	2005
Angola	2010
Brazil	2010
Australia	2011

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

The table that follows presents Revenue and Income from Operations by business segment for each of the periods indicated.

	Three Months Ended			Nine Months Ended
(in thousands)	Sep 30, 2015	Sep 30, 2014	Jun 30, 2015	Sep 30, 2015	Sep 30, 2014
Revenue
Oilfield
Remotely Operated Vehicles	$198,426	$285,385	$216,426	$634,299	$809,478
Subsea Products	220,039	336,745	240,057	700,825	924,007
Subsea Projects	147,191	151,560	172,324	473,087	425,949
Asset Integrity	95,609	134,734	95,509	289,611	389,122
Total Oilfield	661,265	908,424	724,316	2,097,822	2,548,556
Advanced Technologies	82,348	64,665	85,987	242,866	192,141
Total	$743,613	$973,089	$810,303	$2,340,688	$2,740,697
Income from Operations
Oilfield
Remotely Operated Vehicles	$52,417	$88,350	$61,294	$175,893	$240,915
Subsea Products	46,079	83,430	42,286	138,379	217,443
Subsea Projects	28,841	27,339	30,607	81,724	73,739
Asset Integrity	8,549	19,583	4,576	18,150	49,583
Total Oilfield	135,886	218,702	138,763	414,146	581,680
Advanced Technologies	1,635	2,863	6,267	12,922	6,016
Unallocated Expenses	(24,057)	(39,647)	(37,090)	(99,014)	(111,605)
Total	$113,464	$181,918	$107,940	$328,054	$476,091
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

Certain statements we make in this quarterly report on Form 10-Q are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements include, without limitation, statements regarding our expectations about:

•
fourth quarter of 2015 and the full year of 2015 operating results and earnings per share, and the contributions from our segments to those results (including anticipated revenue, operating income and utilization information);

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

Executive Overview

We project our 2015 diluted earnings per share to be in the range of $2.60 to $2.66, as compared to our 2014 diluted earnings per share of $4.00, with lower global demand for deepwater drilling, field development, and inspection, maintenance and repair activities due to the decline in oil prices since June 2014. Additionally, in the current market environment we are faced with customers demanding price concessions and various competitors reducing prices to secure utilization of their assets. We believe our operating income will be lower in 2015 than 2014 for each of our Oilfield operating business segments, notably:

•	ROVs on lower service demand to support drilling and vessel-based projects and reduced revenue per day;

•	Subsea Products on lower demand to support field development projects and well abandonment activity and for subsea BOP control system replacements;

•	Subsea Projects on cessation of use of one of the three vessels that has been working on our BP Angola project and less profitable types of deepwater intervention work in the U.S. Gulf of Mexico; and

•	Asset Integrity on reduced demand for our services and generally lower pricing.

Due to deteriorating demand prospects, we decided to cease manufacturing subsea BOP control systems and, during the second quarter of 2015, we wrote down the related inventory by $9.0 million. This write-down is reflected in gross margin and operating income of our Subsea Products segment.

In the three- and nine-month periods ended September 30, 2015, we incurred foreign exchange losses of $7.9 million and $17.9 million, respectively, related to Angola and its declining exchange rate relative to the U.S. dollar. These losses are reflected in other expense, net.

We added 12 new ROVs to our fleet during the nine months ended September 30, 2015 and retired 11, resulting in a total of 337 ROVs in our ROV segment fleet. We currently expect to retire, on average, 4% to 5% of our fleet on an annual basis.

We forecast our fourth quarter 2015 diluted earnings per share to be in the range of $0.54 to $0.60. For the fourth quarter as compared to the third quarter, we anticipate a slight improvement in operating income in our Advanced Technologies segment, about the same operating income for Subsea Products, and lower operating income from our other oilfield business segments, most notably from Subsea Projects.

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

Liquidity and Capital Resources

At September 30, 2015, we had working capital of $887 million, including $271 million of cash and cash equivalents. Additionally, we had $500 million of remaining borrowing capacity available under our revolving credit facility under a credit agreement with a group of banks (the "Credit Agreement"). The Credit Agreement includes a $300 million, three-year term loan and a $500 million, five-year, revolving credit facility. We consider our liquidity and capital resources to be adequate to support our existing operations, capital commitments, and anticipated dividends.

Our capital expenditures were $369 million during the first nine months of 2015, as compared to $341 million during the first nine months of last year. Of the $369 million of capital expenditures in 2015, $230 million related to the acquisition of C & C Technologies, Inc. ("C&C"), $53 million was invested in our ROV segment and $53 million was invested in our Subsea Products segment. We added 12 new ROVs to our fleet during the nine months ended September 30, 2015 and retired 11, resulting in a total of 337 ROVs in our ROV segment fleet. We currently expect to retire, on average, 4% to 5% of our fleet on an annual basis. We estimate our capital expenditures for 2015, excluding business acquisitions, will be approximately $200 million to $250 million, with approximately $42 million of construction progress payments for the new multiservice subsea support vessel, to be named the Ocean Evolution, discussed below, which is scheduled for delivery by the end of the third quarter of 2016. Of the $341 million of capital expenditures in 2014, $147 million was invested in our ROV segment, $86 million was invested in our Subsea Projects segment, and $81 million was invested in our Subsea Products segment.

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

During the third quarter of 2013, we signed an agreement with a shipyard for the construction of a subsea support vessel, to be named the Ocean Evolution. We expect that vessel to be available for operations in the latter part of the third quarter of 2016. Our cash payments for the vessel are spread over the construction period. We expect to make $33 million of milestone payments in the fourth quarter of 2015. We intend for the vessel to be U.S.-flagged and documented with a coastwise endorsement by the U.S. Coast Guard. It is expected to have an overall length of 353 feet, a Class 2 dynamic positioning system, accommodations for 110 personnel, a helideck, a 250-ton active heave-compensated crane, and a working moonpool. We expect to outfit the vessel with two of our high specification work-class ROVs. The vessel will also be equipped with a satellite communications system capable of transmitting streaming video for real-time work observation by shore personnel. We anticipate the vessel will be used to augment our ability to provide subsea intervention services in the ultra-deep waters of the U.S. Gulf of Mexico. These services are required to perform inspection, maintenance and repair projects and hardware installations.

We have chartered a multiservice subsea support vessel, the Ocean Intervention III, for a term that extends through January 2016, with an extension option for one additional year. The Ocean Intervention III is working under our contract for field support vessel services offshore Angola. Our decision as to whether to exercise the extension option will depend on the outlook for continued use of the vessel, whether under an extension of the existing field service contract offshore Angola or elsewhere. We have chartered the multiservice subsea support vessel Bourbon Oceanteam 101 through January 2017 to work on the same contract. Each of those vessels has been outfitted with two of our high specification work-class ROVs.

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

In November 2014, we commenced a two-year charter for the use of the Island Pride, a multi-service subsea marine support vessel. We have modified the vessel to enhance its service capabilities, including a reconfiguration to accommodate two of our high specification work-class ROVs. We have executed a new charter for this vessel, and we will use it offshore India to perform under a two-year subsea field support and vessel services agreement with a customer commencing in November 2015. We have four options of six months each to extend the charter for up to two additional years, and the customer has four options of six months each to extend the agreement for up to two additional years.

We also charter or lease dynamically positioned vessels on a short-term basis.

At September 30, 2015, we had long-term debt in the principal amount of $800 million outstanding and $500 million available under our revolving credit facility provided under the Credit Agreement. The Credit Agreement provides for a three-year $300 million term loan scheduled to mature in October 2017 and a five-year, $500 million revolving credit facility scheduled to mature in October 2019. Subject to certain conditions, the aggregate commitments under the revolving credit facility may be increased by up to $300 million by obtaining additional commitments from existing and/or new lenders.

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

The Credit Agreement contains various covenants that we believe are customary for agreements of this nature, including, but not limited to, restrictions on our ability and the ability of each of our subsidiaries to incur debt, grant liens, make certain investments, make distributions, merge or consolidate, sell assets, enter into transactions with affiliates and enter into certain restrictive agreements. We are also subject to a maximum Leverage Ratio (as defined) of 4.00 to 1.00. The Credit Agreement includes customary events of default and associated remedies. As of September 30, 2015, we were in compliance with all the covenants set forth in the Credit Agreement.

Our principal source of cash from operating activities is our net income, adjusted for the non-cash effects of, among other things, depreciation and amortization, deferred income taxes and noncash compensation under our share-based compensation plans. Our $373 million and $385 million of cash provided from operating activities in the nine-month periods ended September 30, 2015 and 2014, respectively, were principally affected by cash increases (decreases) of:

•	$9 million in 2015 from an inventory write-down upon our decision to cease manufacturing subsea BOP control systems;

•	$98 million and $(152) million, respectively, from changes in accounts receivable;

•	$(49) million and $2 million, respectively, from changes in other operating assets; and

•	$(80) million and $(13) million, respectively, from changes in current liabilities.

We had an increase in cash related to accounts receivable in 2015, as we had lower revenue in 2015 as compared to 2014, so our overall accounts receivable balances decreased. The decrease in cash related to accounts receivable in 2014 reflected higher revenue in 2014 as compared to 2013, primarily related to our foreign oilfield operations. The 2015 decrease in cash related to changes in other operating assets was largely attributable to a prepayment we made to a steel tube vendor in exchange for more favorable pricing from the vendor for material we intend to use to assemble a steel tube umbilical under a contract for a customer. This customer contract is reflected in our Subsea Products backlog at September 30, 2015. The 2015 decrease in cash related to current liabilities reflected lower business levels than we had during 2014 and a decrease of accruals for incentive compensation.

In the nine months ended September 30, 2015, we used $385 million of cash in investing activities. The cash used in investing activities related to the capital expenditures, including the C&C acquisition described above. We also used $131 million in financing activities, which included repurchases of 2.0 million shares of our common stock for $100 million and the payment of cash dividends of $80 million, and we borrowed the remaining $50 million under our term loan facility. In the nine months ended September 30, 2014, we used $336 million of cash in investing activities. The cash used in investing activities was used for the capital expenditures described above. We also used
$65 million in financing activities, which included net borrowings under our revolving credit facility of
$250 million and uses of cash for repurchases of 3.5 million shares of our common stock for $237 million and the payment of cash dividends of $82 million.

We have not guaranteed any debt not reflected on our consolidated balance sheet, and we do not have any off-balance sheet arrangements, as defined by SEC rules.

In December 2014, our Board of Directors approved a plan to repurchase up to 10 million shares of our common stock. Under this plan, we had repurchased 2.0 million shares of our common stock for $100 million through September 30, 2015, all during the nine months ended September 30, 2015. We account for the shares we hold in treasury under the cost method, at average cost. The timing and amount of any future repurchases will be determined by our management. We expect that any additional shares repurchased under the plan will be held as treasury stock for possible future use. The plan does not obligate us to repurchase any particular number of shares.
In the second quarter of 2014, we raised our dividend to our common shareholders to the current rate of $0.27 per share. Our latest $0.27 per share quarterly dividend was declared in October 2015 and is payable in December 2015.

Results of Operations

We operate in five business segments. The segments are contained within two businesses — services and products provided to the oil and gas industry ("Oilfield") and all other services and products ("Advanced Technologies"). Our Unallocated Expenses are those not associated with a specific business segment.

Consolidated revenue and profitability information is as follows:

	Three Months Ended			Nine Months Ended
(dollars in thousands)	Sep 30, 2015	Sep 30, 2014	Jun 30, 2015	Sep 30, 2015	Sep 30, 2014
Revenue	$743,613	$973,089	$810,303	$2,340,688	$2,740,697
Gross Margin	168,313	241,855	167,545	499,307	649,561
Gross Margin %	23%	25%	21%	21%	24%
Operating Income	113,464	181,918	107,940	328,054	476,091
Operating Income %	15%	19%	13%	14%	17%

We generate a material amount of our consolidated revenue from contracts for services in the U.S. Gulf of Mexico in our Subsea Projects segment, which is usually more active from April through October, as compared to the rest of the year. The European operations of our Asset Integrity segment are also seasonally more active in the second and third quarters. Revenue in our ROV segment is subject to seasonal variations in demand, with our first quarter generally being the low quarter of the year. The level of our ROV seasonality primarily depends on the number of ROVs we have engaged in vessel-based subsea infrastructure inspection, maintenance, repair and installation, which is more seasonal than drilling support. The current year reflects an exception, as there has been a general decline in offshore drilling, which caused a decrease in our ROV days on hire and utilization during each sequential quarter. Revenue in our Subsea Products and Advanced Technologies segments has generally not been seasonal.

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

	Three Months Ended			Nine Months Ended
(dollars in thousands)	Sep 30, 2015	Sep 30, 2014	Jun 30, 2015	Sep 30, 2015	Sep 30, 2014
Remotely Operated Vehicles
Revenue	$198,426	$285,385	$216,426	$634,299	$809,478
Gross Margin	60,681	98,511	70,132	202,124	272,386
Operating Income	52,417	88,350	61,294	175,893	240,915
Operating Income %	26%	31%	28%	28%	30%
Days available	31,025	30,103	30,465	91,621	87,013
Days utilized	21,229	25,247	21,710	65,078	73,626
Utilization	68%	84%	71%	71%	85%

Subsea Products
Revenue	220,039	336,745	240,057	700,825	924,007
Gross Margin	64,078	105,406	62,465	196,310	280,093
Operating Income	46,079	83,430	42,286	138,379	217,443
Operating Income %	21%	25%	18%	20%	24%
Backlog at end of period	736,000	768,000	703,000	736,000	768,000

Subsea Projects
Revenue	147,191	151,560	172,324	473,087	425,949
Gross Margin	34,830	31,749	36,989	98,719	86,280
Operating Income	28,841	27,339	30,607	81,724	73,739
Operating Income %	20%	18%	18%	17%	17%

Asset Integrity
Revenue	95,609	134,734	95,509	289,611	389,122
Gross Margin	15,009	27,687	11,750	39,558	72,760
Operating Income	8,549	19,583	4,576	18,150	49,583
Operating Income %	9%	15%	5%	6%	13%

Total Oilfield
Revenue	$661,265	$908,424	$724,316	$2,097,822	$2,548,556
Gross Margin	174,598	263,353	181,336	536,711	711,519
Operating Income	135,886	218,702	138,763	414,146	581,680
Operating Income %	21%	24%	19%	20%	23%

In general, our Oilfield business focuses on supplying services and products to the deepwater sector of the offshore market. For 2015, we have experienced, and expect to continue to experience, lower global demand for deepwater drilling, field development, and inspection, maintenance and repair activities due to the decline in oil prices since June 2014.

We believe we are the world's largest provider of ROV services, and this business segment typically is the largest contributor to our Oilfield business operating income. Our ROV segment revenue reflects the utilization percentages, fleet sizes and average pricing of the respective periods. Our ROV operating income decreased in the three- and nine-month periods ended September 30, 2015 compared to the corresponding periods of the prior year, as a result of lower demand, largely for drilling support, and lower average revenue per day-on-hire. Our decrease in ROV operating income in the third quarter of 2015 compared to the immediately preceding quarter was from lower demand, most notably offshore Angola. We added 12 new ROVs to our fleet during the nine months ended September 30, 2015 and retired 11, resulting in a total of 337 ROVs in our ROV segment fleet. We currently expect to retire, on average, 4% to 5% of our fleet on an annual basis. We expect our full-year 2015 ROV operating income to decrease from that of 2014, due to decreases in days on hire and average revenue per day-on-hire. For the fourth quarter of 2015, we expect lower ROV operating income than that of the third quarter, primarily due to a decrease in days on hire.

Our Subsea Products revenue and operating income were lower in the three- and nine-month periods ended September 30, 2015 than the corresponding periods of the prior year, due to lower demand for all our major product lines, particularly tooling and subsea work systems. Due to deteriorating demand prospects, we decided to cease manufacturing subsea BOP control systems and, during the quarter ended June 30, 2015, we wrote down the related inventory by $9.0 million. Compared to the immediately preceding quarter, our Subsea Products operating income in the third quarter of 2015 was higher as the inventory write-down was reflected in the previous quarter. Our Subsea Products backlog was $736 million at September 30, 2015 compared to $690 million at December 31, 2014. We believe Subsea Products operating income will be lower in 2015 compared to 2014, largely as a result of lower demand for tooling and subsea work systems and BOP control systems. For the fourth quarter of 2015, we expect Subsea Products operating income to about equal to that of the third quarter but on higher revenue due to an increase in umbilical plant throughput.

Our Subsea Projects operating income was higher in the nine-month period ended September 30, 2015 than the corresponding period of the prior year, as a result of the commencement of diving services in Angola in the fourth quarter of 2014, an improvement in U.S. Gulf of Mexico diving results, and a higher profit contribution from our data solutions group, which includes the operations of AIRSIS Inc., which we acquired in June 2014. We expect lower Subsea Projects operating income in 2015 compared to 2014, as a result of decreased demand for deepwater intervention services, including the completion during April 2015 of work associated with the Bourbon Evolution 803, a vessel we chartered on a short-term basis during 2014 for use associated with our contract for field support vessel services offshore Angola, and lower vessel pricing. We expect a significant decrease in Subsea Projects operating income in the fourth quarter of 2015 compared to the third quarter, due to lower demand and pricing for deepwater intervention services in the U.S. Gulf of Mexico, a reduction in pricing for work offshore Angola, and a lower level of survey and positioning activity.

For the three- and nine-month periods ended September 30, 2015, our Asset Integrity operating income was lower than the corresponding periods of the prior year, as a result of lower demand and pricing for our services globally. Asset Integrity operating income for the third quarter of 2015 was higher than that of the immediately preceding quarter, due to a change in service mix and actions we took to lower operating costs, including a reduction in the number of employees. In 2015, we expect Asset Integrity to generate lower operating income than 2014, due to decreased demand and pricing.

Advanced Technologies

Revenue and margin information was as follows:

	Three Months Ended			Nine Months Ended
(dollars in thousands)	Sep 30, 2015	Sep 30, 2014	Jun 30, 2015	Sep 30, 2015	Sep 30, 2014
Revenue	$82,348	$64,665	$85,987	$242,866	$192,141
Gross Margin	6,974	7,439	10,945	27,319	20,763
Operating Income	1,635	2,863	6,267	12,922	6,016
Operating Income %	2%	4%	7%	5%	3%

Advanced Technologies operating income for the nine-month period ended September 30, 2015 was higher than that of the corresponding period of 2014, mainly due to a higher level of demand for engineering services by the U.S. Navy. Advanced Technologies operating income for the third quarter of 2015 was lower than that of the corresponding quarter of the prior year and that of the immediately preceding quarter due to poor execution on certain theme park projects. We have implemented an internal reorganization to address this problem, which specifically includes engineering design and subcontractor selection matters. We expect an improvement in our Advanced Technologies operating income in 2015 compared to 2014, due to additional engineering service work for the U.S. Navy. We also anticipate an increase in theme park project work, with better execution in the fourth quarter.

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

The following table sets forth our Unallocated Expenses for the periods indicated.

	Three Months Ended			Nine Months Ended
(dollars in thousands)	Sep 30, 2015	Sep 30, 2014	Jun 30, 2015	Sep 30, 2015	Sep 30, 2014
Gross margin expenses	$13,259	$28,937	$24,736	$64,723	$82,721
Operating income expenses	24,057	39,647	37,090	99,014	111,605
% of revenue	3%	4%	5%	4%	4%

Our Unallocated Expenses were lower in the three- and nine-month periods ended September 30, 2015 compared to the corresponding periods of the prior year, as well as for the third quarter of 2015 as compared to the immediately preceding quarter. We have lowered our estimated expenses related to deferred and incentive compensation from our performance units and bonuses as our currently projected results will result in lower payouts under those programs.

Other

The following table sets forth our significant financial statement items below the income from operations line.

	Three Months Ended			Nine Months Ended
(in thousands)	Sep 30, 2015	Sep 30, 2014	Jun 30, 2015	Sep 30, 2015	Sep 30, 2014
Interest income	$229	$130	$51	$436	$250
Interest expense, net of amounts capitalized	(6,396)	(677)	(6,212)	(18,696)	(1,486)
Equity in losses of unconsolidated affiliates	1,567	9	1	1,313	(19)
Other expense, net	(9,099)	(392)	(6,484)	(14,883)	(515)
Provision for income taxes	31,226	56,650	29,828	92,718	148,463

In addition to interest on borrowings, interest expense includes amortization of loan costs, fees for lender commitments under our revolving credit agreement and fees for standby letters of credit and bank guarantees that banks issue on our behalf for performance bonds, bid bonds and self-insurance requirements.

Foreign currency transaction gains and losses is the principal component of Other expense, net. In the three- and nine-month periods ended September 30, 2015, we incurred foreign currency transaction losses of $7.9 million and $17.9 million, respectively, related to Angola and its declining exchange rate relative to the U.S. dollar. The foreign currency transaction losses related primarily to our cash balances in Angola. Conversion of cash balances from kwanza to U.S. dollars is controlled by the central bank in Angola, and the central bank has slowed this process during 2015, causing our cash balances in kwanza to increase.

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
Because we operate in various oil and gas exploration and production regions in the world, we conduct a portion of our business in currencies other than the U.S. dollar. The functional currency for several of our international operations is the applicable local currency. A stronger U.S. dollar against the U.K. pound sterling, the Norwegian kroner and the Brazilian real may result in lower operating income. We manage our exposure to changes in foreign exchange rates principally through arranging compensation in U.S. dollars or freely convertible currency and, to the extent possible, by limiting compensation received in other currencies to amounts necessary to meet obligations denominated in those currencies. We use the exchange rates in effect as of the balance sheet date to translate assets and liabilities as to which the functional currency is the local currency, resulting in translation adjustments that we reflect as accumulated other comprehensive income or loss in the shareholders' equity section of our Consolidated Balance Sheets. We recorded net adjustments to our equity accounts of $(55) million and $(53) million in the three-month periods ended September 30, 2015 and 2014, respectively, and $(100) million and $(43) million for the nine-month periods ended September 30, 2015 and 2014, respectively. Negative adjustments reflect the net impact of the strengthening of the U.S. dollar against various foreign currencies for locations where the functional currency is not the U.S. dollar. Conversely, positive adjustments reflect the effect of a weakening U.S. dollar.
We recorded foreign currency transaction losses of $9.1 million and $14.4 million in the three- and nine-month periods ended September 30, 2015, and $0.8 million and $1.0 million in the three- and nine-month periods ended September 30, 2014, respectively, that are included in Other expense, net in our Consolidated Statements of Income.
In the second and third quarters of 2015, the exchange rate for the Angolan kwanza relative to the U.S. dollar declined approximately 14% and 11%, respectively. This caused us to record foreign currency transaction losses related to the kwanza of $7.9 million and $17.9 million in the three- and nine-month periods ended September 30, 2015, respectively, and those amounts are included as a component of Other expense, net in our Consolidated Statements of Income for the respective periods. The adjustments related primarily to our kwanza cash balances in Angola. Conversion of cash balances from kwanza to U.S. dollars is controlled by the central bank in Angola, and the central bank has slowed this process during 2015, causing our kwanza cash balances to increase. As of September 30, 2015, we had the equivalent of approximately $34 million of cash in kwanza in Angola reflected on our balance sheet.

Item 4.	Controls and Procedures.

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2015 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There has been no change in our internal control over financial reporting that occurred during the three months ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

On June 17, 2014, Peter L. Jacobs, a purported shareholder, filed a derivative complaint against all of the then-current members of our board of directors (John R. Huff, T. Jay Collins, Jerold J. DesRoche, D. Michael Hughes, Harris J. Pappas, Paul B. Murphy and M. Kevin McEvoy) and one of our former directors (David S. Hooker), as defendants, and our company, as nominal defendant, in the Court of Chancery of the State of Delaware. Through the complaint, the plaintiff is asserting, on behalf of our company, actions for breach of fiduciary duties and unjust enrichment in connection with prior determinations of our board of directors relating to nonexecutive director compensation. The plaintiff is seeking relief including disgorgement of payments made to the defendants, an award of unspecified damages and an award for attorneys’ fees and other costs. We and the defendants filed a motion to dismiss the complaint and a supporting brief on September 5, 2014, asserting that the complaint failed to state a claim on which relief could be granted, and further that the plaintiff did not comply with procedural requirements necessary to allow him to commence litigation against certain directors on our behalf. The Court has not yet ruled on that motion. In any event, our company is only a nominal defendant in this litigation, and we do not expect the resolution of this matter to have a material adverse effect on our results of operations, cash flows or financial position.

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

Item 6.    Exhibits.

				Registration or File Number	Form of Report	Report Date	Exhibit Number
*	3.01		Restated Certificate of Incorporation	1-10945	10-K	Dec. 2000	3.01
*	3.02		Certificate of Amendment to Restated Certificate of Incorporation	1-10945	8-K	May 2008	3.1
*	3.03		Certificate of Amendment to Restated Certificate of Incorporation	1-10945	8-K	May 2014	3.1
*	3.04		Amended and Restated Bylaws	1-10945	8-K	Aug. 2015	3.1
*	10.01	+	Form of Change of Control Agreement and Annex for Roderick A. Larson	1-10945	8-K	Aug. 2015	10.3
	12.01		Computation of Ratio of Earnings to Fixed Charges
	31.01		Rule 13a – 14(a)/15d – 14(a) certification of principal executive officer
	31.02		Rule 13a – 14(a)/15d – 14(a) certification of principal financial officer
	32.01		Section 1350 certification of principal executive officer
	32.02		Section 1350 certification of principal financial officer
	101.INS		XBRL Instance Document
	101.SCH		XBRL Taxonomy Extension Schema Document
	101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
	101.DEF		XBRL Taxonomy Extension Definition Linkbase Document
	101.LAB		XBRL Taxonomy Extension Label Linkbase Document
	101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

	*		Exhibit previously filed with the Securities and Exchange Commission, as indicated, and incorporated herein by reference.
	+		Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 4, 2015	/S/ M. KEVIN MCEVOY
Date	M. Kevin McEvoy
Chief Executive Officer and Director
(Principal Executive Officer)

November 4, 2015	/S/ MARVIN J. MIGURA
Date	Marvin J. Migura
Executive Vice President
(Principal Financial Officer)

November 4, 2015	/S/ W. CARDON GERNER
Date	W. Cardon Gerner
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Index to Exhibits

				Registration or File Number	Form of Report	Report Date	Exhibit Number
*	3.01		Restated Certificate of Incorporation	1-10945	10-K	Dec. 2000	3.01
*	3.02		Certificate of Amendment to Restated Certificate of Incorporation	1-10945	8-K	May 2008	3.1
*	3.03		Certificate of Amendment to Restated Certificate of Incorporation	1-10945	8-K	May 2014	3.1
*	3.04		Amended and Restated Bylaws	1-10945	8-K	Aug. 2015	3.1
*	10.01	+	Form of Change of Control Agreement and Annex for Roderick A. Larson	1-10945	8-K	Aug. 2015	10.3
	12.01		Computation of Ratio of Earnings to Fixed Charges
	31.01		Rule 13a – 14(a)/15d – 14(a) certification of principal executive officer
	31.02		Rule 13a – 14(a)/15d – 14(a) certification of principal financial officer
	32.01		Section 1350 certification of principal executive officer
	32.02		Section 1350 certification of principal financial officer
	101.INS		XBRL Instance Document
	101.SCH		XBRL Taxonomy Extension Schema Document
	101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
	101.DEF		XBRL Taxonomy Extension Definition Linkbase Document
	101.LAB		XBRL Taxonomy Extension Label Linkbase Document
	101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

	*		Exhibit previously filed with the Securities and Exchange Commission, as indicated, and incorporated herein by reference.
	+		Management contract or compensatory plan or arrangement.