Form 10-K
period 2015-12-31
OCEANEERING INTERNATIONAL INC
filed 2016-02-19
CIK 73756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
☐ Yes    ☑  No
Aggregate market value of the voting stock held by nonaffiliates of the registrant computed by reference to the closing price of $46.59 of the Common Stock on the New York Stock Exchange as of June 30, 2015, the last business day of the registrant's most recently completed second quarter: $4.5 billion
Number of shares of Common Stock outstanding at February 12, 2016: 97,850,854.
Documents Incorporated by Reference:
Portions of the proxy statement relating to the registrant's 2016 annual meeting of shareholders, to be filed on or before April 29, 2016 pursuant to Regulation 14A of the Securities Exchange Act of 1934, are incorporated by reference to the extent set forth in Part III, Items 10-14 of this report.

Oceaneering International, Inc.
Form 10-K

PART I

Item 1.	Business.
GENERAL DEVELOPMENT OF BUSINESS
Oceaneering International, Inc. is a global oilfield provider of engineered services and products, primarily to the offshore oil and gas industry, with a focus on deepwater applications. Oceaneering also serves the defense, aerospace and commercial theme park industries. Oceaneering was organized as a Delaware corporation in 1969 out of the combination of three diving service companies founded in the early 1960s. Since our establishment, we have concentrated on the development and marketing of underwater services and products to meet customer needs requiring the use of advanced deepwater technology. We believe we are one of the world's largest underwater services contractors. The services and products we provide to the oil and gas industry include remotely operated vehicles, specialty subsea hardware, engineering and project management, subsea intervention services, including manned diving, survey and positioning services and asset integrity and nondestructive testing services. Our foreign operations, principally in the North Sea, Africa, Brazil, Australia and Asia, accounted for approximately 57% of our revenue, or $1.8 billion, for the year ended December 31, 2015.
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
During the past ten years, we have acquired businesses to expand and complement our product offerings. These include:

•	a Canadian manufacturer of clamp connectors, check valves and universal ball joints;

•	a Norwegian rental provider of specialized subsea dredging equipment, including ROV-deployed units, to the offshore oil and gas industry;

•
a Norwegian oilfield technology company specializing in providing subsea tooling services and plugging, abandonment and decommissioning of offshore oil and gas production platforms and subsea wellheads;

•	a Norwegian design and fabrication company specializing in subsea tools for the offshore oil and gas industry; and

•	a U.S.-based international provider of survey and positioning services.
ROVs. We provide ROVs, which are tethered submersible vehicles remotely operated from the surface, to customers in the oil and gas industry for drilling support and vessel-based services, including subsea hardware installation, construction, pipeline inspection, survey and facilities inspection, maintenance and repair. We design and build our new ROVs at in-house facilities, the largest of which is in Morgan City, LA. Should sufficient market demand and access to component parts exist, we believe we are capable of manufacturing over 50 ROVs per year. In 2015, we manufactured and added 16 ROVs to our fleet and retired 36. Our ROV fleet size was 315 at December 31, 2015, 336 at December 31, 2014 and 304 at December 31, 2013.
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

We provide various types of subsea umbilicals through our Umbilical Solutions division. Offshore operators use umbilicals to control subsea wellhead hydrocarbon flow rates, monitor downhole and wellhead conditions and perform chemical injection. Subsea umbilicals are also used to provide power and fluids to other subsea processing hardware, including pumps and gas separation equipment. We have an umbilical plant in Brazil with limited steel tube capability, a plant in Scotland capable of producing steel tube umbilicals, and a U.S. facility with additional capacity and the capability of producing steel tube umbilicals. We continue to invest in our plants to meet the requirements of the deepwater operations of our customers.
Subsea Projects. Our Subsea Projects segment consists of our subsea installation, inspection, maintenance and repair services, principally in the U.S. Gulf of Mexico and offshore Africa, utilizing a fleet of two owned and six long-term chartered dynamically positioned deepwater vessels with integrated high-specification work-class ROVs onboard, and four owned shallow water diving vessels, spot-chartered vessels and other assets. The dynamically positioned vessels are equipped with thrusters that allow them to maintain a constant position at a location without the use of anchors. They are used in the inspection, maintenance and repair of subsea facilities, pipeline or flowline tie-ins, pipeline crossings and installations. These vessels can carry and install coiled tubing or umbilicals required to bring subsea well completions into production (tie-back to production facilities). In 2015, we expanded our Subsea Projects service offerings through the acquisition of C & C Technologies, Inc. ("C&C"), as discussed below.
In 2012, we chartered a deepwater vessel, the Ocean Intervention III, for two years, with extension options for up to three additional years, and which we have extended to January 2017. We have also chartered an additional deepwater vessel, the Olympic Intervention IV, for an initial term of five years, which began in the third quarter of 2008, and which we have extended to July 2016. We outfitted each of these deepwater vessels with two of our high-specification work-class ROVs, and we have been utilizing these vessels to perform subsea hardware installation and inspection, maintenance and repair projects, and to conduct well intervention services in the U.S. Gulf of Mexico and offshore Angola. In 2012, we moved the Ocean Intervention III to Angola and also chartered the Bourbon Oceanteam 101 to work on a three-year field support contract for a unit of BP plc. We had extended the charter of the Bourbon Oceanteam 101 to January 2017. However, in early 2016, the customer exercised its right, under the field support services contract between us and the customer for work offshore Angola, to terminate its use of the Bourbon Oceanteam 101 at the end of May 2016. Under the terms of the contract, the costs incurred by us associated with the early release and demobilization of the vessel are expected to be reimbursed by the customer. Following the release of the vessel, we intend to redeliver it to the vessel supplier. Under the field support services contract, we have been supplying project management, engineering and the chartered vessels equipped with high-specification work-class ROVs. We also provide ROV tooling, asset integrity services and installation and workover control system services. We have also provided other chartered vessels and a barge on an as-requested basis from the customer.
In March 2013, we commenced a five-year charter for a Jones Act-compliant multi-service support vessel that we are using in the U.S. Gulf of Mexico. We have outfitted the vessel, which we have renamed the Ocean Alliance, with two of our high-specification work-class ROVs. In January 2015, we commenced a two-year multi-service vessel time charter agreement with a customer for the use of the Ocean Alliance in the U.S. Gulf of Mexico.
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
In November 2015, we commenced a two-year charter for the use of the Island Pride, a multi-service subsea marine support vessel. We have modified the vessel to enhance its service capabilities, including a reconfiguration to accommodate two of our high-specification work-class ROVs. We are using the vessel under a two-year contract to provide field support services off the coast of India for an oil and gas customer based in India. We have options to extend the charter for up to two additional years.

We also charter or lease dynamically positioned vessels on a short-term basis.
In 2010, we acquired a vessel, which we renamed the Ocean Patriot, and we have converted it to a dynamically positioned saturation diving and ROV service vessel. We installed a 12-man saturation ("SAT") diving system and one work-class ROV on the vessel, and we placed the vessel into service in December 2011.
During the third quarter of 2013, we signed an agreement with a shipyard for the construction of a subsea support vessel, to be named the Ocean Evolution. We expect delivery of that vessel in the latter part of the fourth quarter of 2016. We intend for the vessel to be U.S.-flagged and documented with a coastwise endorsement by the U.S. Coast Guard. It is expected to have an overall length of 353 feet, a Class 2 dynamic positioning system, accommodations for 110 personnel, a helideck, a 250-ton active heave-compensated crane, and a working moonpool. We expect to outfit the vessel with two of our high specification work-class ROVs. The vessel will also be equipped with a satellite communications system capable of transmitting streaming video for real-time work observation by shore personnel. We anticipate the vessel will be used to augment our ability to provide subsea intervention services in the ultra-deep waters of the U.S. Gulf of Mexico. These services are required to perform inspection, maintenance and repair projects and hardware installations.

In 2015, we acquired C&C for approximately $224 million. C&C is a global provider of ocean-bottom mapping services in deepwater utilizing customized autonomous underwater vehicles and provides marine construction surveys for both surface and subsea assets, as well as satellite-based positioning services for drilling rigs and seismic and construction vessels. C&C also provides land and near-shore survey services along the U.S. Gulf Coast and in Mexico, and performs shallow water conventional geophysical surveys in the U.S. Gulf of Mexico.
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
FINANCIAL INFORMATION ABOUT SEGMENTS
For financial information about our business segments, please see the tables in Note 7 of the Notes to Consolidated Financial Statements in this report, which present revenue, income from operations, depreciation and amortization expense capital expenditures for 2015, 2014 and 2013, and identifiable assets, property and equipment and goodwill by business segment as of December 31, 2015 and 2014.
DESCRIPTION OF BUSINESS
Oilfield
Our Oilfield business consists of ROVs, Subsea Products, Subsea Projects and Asset Integrity.
ROVs. ROVs are tethered submersible vehicles remotely operated from the surface. We use our ROVs in the offshore oil and gas industry to perform a variety of underwater tasks, including drill support, vessel-based inspection, maintenance and repair, installation and construction support, pipeline inspection and surveys, and subsea production facility operation and maintenance. Work-

class ROVs are outfitted with manipulators, sonar and video cameras, and can operate specialized tooling packages and other equipment or features to facilitate the performance of specific underwater tasks. At December 31, 2015, we owned 315 work-class ROVs. We believe we operate the largest fleet of ROVs in the world. We also believe we are the industry leader in providing ROV services for drill support, with an estimated 55% market share.

ROV revenue:	Amount	Percent of Total Revenue
	(in thousands)
2015	$807,723	27%
2014	1,069,022	29%
2013	981,728	30%

Subsea Products. We construct a variety of specialty subsea hardware to ISO 9001 quality requirements. These products include:

•	various types of subsea umbilicals utilizing thermoplastic hoses and steel tubes, along with termination assemblies;

•	tooling, ROV tooling and subsea work packages;

•	production control equipment;

•	installation and workover control systems;

•	clamp connectors;

•	pipeline connector and repair systems;

•	subsea and topside control valves; and

•	subsea chemical injection valves.
We market these products under the trade names Oceaneering Deepwater Technical Solutions (DTS), Oceaneering Intervention Engineering, Oceaneering IWOCS, Oceaneering Umbilical Solutions, Oceaneering Grayloc, Oceaneering Pipeline Connection & Repair Systems (PCRS), Oceaneering Rotator, Oceaneering NCA, Oceaneering Mechanica and Oceaneering GTO.
Offshore well operators use subsea umbilicals and production control equipment to control subsea wellhead hydrocarbon flow, monitor downhole and wellhead conditions and perform chemical injection. They are also used to provide power and fluids to other subsea processing hardware, including pumps and gas/oil separation equipment. ROV tooling provides an additional operational link between an ROV and permanently installed equipment located on the sea floor. Subsea work packages facilitate well and associated equipment intervention for the purposes of flow remediation and well stimulation.

Subsea Products revenue:	Amount	Percent of Total Revenue
	(in thousands)
2015	$959,714	31%
2014	1,238,746	34%
2013	1,027,792	31%
Subsea Projects. We perform subsea oilfield hardware installation and inspection, maintenance and repair services. We service deepwater projects with dynamically positioned vessels that typically have Oceaneering ROVs onboard. We service shallow water projects with our manned diving operation utilizing dive support vessels and saturation diving systems.
We perform subsea intervention and hardware installation services, principally in the U.S. Gulf of Mexico, offshore Angola and offshore India from two owned and six chartered multiservice deepwater vessels that have Oceaneering ROVs onboard. These services include: subsea well tie-backs; pipeline/flowline tie-ins and repairs; pipeline crossings; umbilical and other subsea equipment installations; subsea intervention; and inspection, maintenance and repair activities.
We provide ocean-bottom mapping services in deepwater, utilizing customized autonomous underwater vehicles and marine construction surveys for both surface and subsea assets, as well as satellite-based positioning services for drilling rigs and seismic and construction vessels.

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

Subsea Projects revenue:	Amount	Percent of Total Revenue
	(in thousands)
2015	$604,484	20%
2014	588,572	16%
2013	509,440	15%
Asset Integrity. Through our Asset Integrity division, we offer a wide range of asset integrity services to customers worldwide to help ensure the safety of their facilities onshore and offshore, while reducing their unplanned maintenance and repair costs. We also provide third-party inspections to satisfy contractual structural specifications, internal safety standards or regulatory requirements. We provide these services principally to customers in the oil and gas, petrochemical and power generation industries. In the U.K., we provide Independent Inspection Authority services for the oil and gas industry, which includes first-pass integrity evaluation and assessment and nondestructive testing services. We use a variety of technologies to perform pipeline inspections, both onshore and offshore.

Asset Integrity revenue:	Amount	Percent of Total Revenue
	(in thousands)
2015	$372,957	12%
2014	500,237	14%
2013	481,919	15%
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

Advanced Technologies revenue:	Amount	Percent of Total Revenue
	(in thousands)
2015	$317,876	10%
2014	263,047	7%
2013	286,140	9%

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
Major Customers. Our top five customers in 2015, 2014 and 2013 accounted for 38%, 40% and 40%, respectively, of our consolidated revenue. All of our top five customers were oil and gas exploration and production companies served by our Oilfield business segments. During each of 2015, 2014 and 2013, revenue from one customer, BP plc and subsidiaries, accounted for 18% of our total consolidated annual revenue.
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
ROVs. We believe we are the world's largest owner/operator of work-class ROVs employed in oil and gas related operations. At December 31, 2015, we owned 315 work-class ROVs, and we estimate that this represented approximately 31% of the work-class ROVs utilized in the oilfield service industry. We compete with several major companies on a worldwide basis and with numerous others operating locally in various areas.
Competition for ROV services historically has been based on equipment availability, location of or ability to deploy the equipment, quality of service and price. The relative importance of these factors can vary over time based on market conditions. The ability to develop improved equipment and techniques and to train and retain skilled personnel is also an important competitive factor in our markets. Demand for ROVs has been decreasing since mid 2014 due to the low oil price environment, and our margins have decreased in recent periods due to lower utilization and pricing pressure, as price has become a more important factor in the current low oil price environment.
Subsea Products. There are many competitors offering specialized products. We are one of several companies that compete on a worldwide basis for the provision of thermoplastic and steel tube subsea control umbilicals, and compared to current and forecasted market demand, we are faced with overcapacity in the umbilical manufacturing market.
Subsea Projects. We perform subsea intervention and hardware installation services, principally in the U.S. Gulf of Mexico and offshore Angola, from two owned and six chartered multiservice deepwater vessels. We are one of many companies that offer these services. In general, our competitors can move their vessels to where we operate from other locations with relative ease. We also have many competitors that supply commercial diving services to the oil and gas industry in the U.S. Gulf of Mexico. Our survey and positioning services are similarly competitive.
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
Advanced Technologies
Engineering services is a very broad market with a large number of competitors. We compete in specialized areas in which we can combine our extensive program management experience, mechanical engineering expertise and the capability to continue the development of conceptual project designs into the manufacture of custom equipment for customers.
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

The amounts of backlog orders we believed to be firm as of December 31, 2015 and 2014 were as follows (in millions):

	As of December 31, 2015		As of December 31, 2014
	Total	1 + yr*	Total	1 + yr*
Oilfield
ROVs	$890	$459	$1,415	$738
Subsea Products	652	189	690	105
Subsea Projects	376	46	362	33
Asset Integrity	427	211	533	346
Total Oilfield	2,345	905	3,000	1,222
Advanced Technologies	170	39	167	8
Total	$2,515	$944	$3,167	$1,230

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
EMPLOYEES
As of December 31, 2015, we had approximately 11,000 employees. Our workforce varies seasonally and peaks during the second and third quarters. We consider our relations with our employees to be satisfactory.

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS
For financial information about our geographic areas of operation, please see the tables in Note 7 of the Notes to Consolidated Financial Statements in this report, which present revenue for 2015, 2014 and 2013 and long-lived assets as of December 31, 2015 and 2014 attributable to each of our major geographic areas. For a discussion of risks attendant to our foreign operations, see the discussion in Item 1A, "Risk Factors" under the heading "Our international operations involve additional risks not associated with domestic operations."
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

In addition, various statements this report contains, including those that express a belief, expectation or intention are forward-looking statements. Those forward-looking statements appear in Part I of this report in Item 1 – "Business," Item 2 – "Properties" and Item 3 – "Legal Proceedings" and in Part II of this report in Item 7 – "Management's Discussion and Analysis of Financial Condition and Results of Operations," Item 7A – "Quantitative and Qualitative Disclosures About Market Risk" and in the Notes to Consolidated Financial Statements incorporated into Item 8 and elsewhere in this report. These forward-looking statements speak only as of the date of this report, we disclaim any obligation to update these statements, and we caution you not to rely unduly on them. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks, contingencies and uncertainties relate to, among other matters, the following:

•	worldwide demand for and prices of oil and gas;

•	changes in, or our ability to comply with, government regulations, including those relating to the environment;

•	the continued availability of qualified personnel;

•	general economic and business conditions and industry trends;

•	the volatility and uncertainties of credit markets;

•	the highly competitive nature of our businesses;

•	decisions about offshore developments to be made by oil and gas exploration, development and production companies;

•	cancellations of contracts, change orders and other contractual modifications and the resulting adjustments to our backlog;

•	collections from our customers;

•	the use of subsea completions and our ability to capture associated market share;

•	the strength of the industry segments in which we are involved;

•	the levels of oil and gas production to be processed by the Medusa field production spar platform;

•	our future financial performance, including availability, terms and deployment of capital;

•	the consequences of significant changes in currency exchange rates;

•	changes in tax laws, regulations and interpretation by taxing authorities;

•	our ability to obtain raw materials and parts on a timely basis and, in some cases, from limited sources;

•	operating risks normally incident to offshore exploration, development and production operations;

•	hurricanes and other adverse weather and sea conditions;

•	cost and time associated with drydocking of our vessels;

•	adverse outcomes from legal or regulatory proceedings;

•	the risks associated with integrating businesses we acquire;

•	rapid technological changes; and

•	social, political, military and economic situations in foreign countries where we do business and the possibilities of civil disturbances, war, other armed conflicts or terrorist attacks.
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

EXECUTIVE OFFICERS OF THE REGISTRANT
Executive Officers. The following information relates to our executive officers as of February 17, 2016:

NAME	AGE	POSITION	OFFICER SINCE	EMPLOYEE SINCE
M. Kevin McEvoy	65	Chief Executive Officer and Director	1990	1979
Roderick A. Larson	49	President	2012	2012
Clyde W. Hewlett	61	Chief Operating Officer	2004	1988
Marvin J. Migura	65	Senior Vice President	1995	1995
Alan R. Curtis	50	Senior Vice President and Chief Financial Officer	2014	1995
W. Cardon Gerner	61	Senior Vice President and Chief Accounting Officer	2006	2006
David K. Lawrence	56	Senior Vice President, General Counsel and Secretary	2012	2005
Martin J. McDonald	52	Senior Vice President, Remotely Operated Vehicles	2016	1989
Stephen P. Barrett	58	Senior Vice President, Subsea Products	2015	2015
Kevin F. Kerins	61	Senior Vice President, Underwater Vehicle Technologies	2006	1978
Knut Eriksen	65	Senior Vice President, Business Development	2010	2010
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
M. Kevin McEvoy, Chief Executive Officer, joined Oceaneering in 1984 when we acquired Solus Ocean Systems, Inc. Since 1984, he has held various senior management positions in each of our operating groups. He was appointed a Vice President in 1990, a Senior Vice President in 1998, Executive Vice President in 2006 and to the additional office of Chief Operating Officer in February 2010, and became President and Chief Executive Officer and a director of Oceaneering in May 2011.
Roderick A. Larson joined Oceaneering in May 2012 as Senior Vice President and Chief Operating Officer and became President in February 2015.  Mr. Larson previously held positions with Baker Hughes Incorporated from 1990 until he joined Oceaneering, serving most recently as President, Latin America Region from January 2011. Previously, he served as Vice President of Operations, Gulf of Mexico Region from 2009 to 2011, Gulf Coast Area Manager from 2007 to 2009, and Special Projects Leader Technical Training Task from 2006 to 2007.

Clyde W. Hewlett, Chief Operating Officer, has extensive experience in the offshore and subsea oilfield markets. He joined Oceaneering in 1988 and has held increasingly responsible positions. He has served as our Vice President of Mobile Offshore Production Systems, Vice President of Subsea Projects, Senior Vice President of Subsea Projects and Senior Vice President, Subsea Services. He was promoted to his current position in August 2015.
Marvin J. Migura, Senior Vice President, joined Oceaneering in 1995 as Senior Vice President and Chief Financial Officer and was appointed Executive Vice President in May 2011. Effective December 31, 2015, he relinquished his position as Executive Vice President and will continue to serve as a Senior Vice President, reporting to Chief Executive Officer M. Kevin McEvoy, and intends to remain a part of the executive management team at least through the end of 2016. From 1975 to 1994, he held various financial positions with Zapata Corporation, then a diversified energy services company, most recently as Senior Vice President and Chief Financial Officer from 1987 to 1994.

Alan R. Curtis, Senior Vice President and Chief Financial Officer, joined Oceaneering in 1995 as the Financial and Operations Controller for our Subsea Products segment, and became Vice President and Controller of Subsea Products in 2013 and Senior Vice President, Operations Support in 2014. He was appointed to his current position in August 2015. He is a Certified Public Accountant and Chartered Global Management Accountant.
W. Cardon Gerner, Senior Vice President and Chief Accounting Officer, joined Oceaneering in 2006 as Vice President and Chief Accounting Officer, and became a Senior Vice President in August 2011 and served as our Chief Financial Officer from that date until August 2015. From 1999 to 2006, he held various financial positions with Service Corporation International, a global provider of death-care services, serving as Vice President Accounting from 2002 to 2006. He also served as Senior Vice President and Chief Financial Officer of Equity Corporation International from 1995 to 1999. He is a Certified Public Accountant.

David K. Lawrence, Senior Vice President, General Counsel and Secretary, joined Oceaneering in 2005 as Assistant General Counsel. He was appointed Associate General Counsel effective January 2011, Vice President, General Counsel and Secretary in January 2012 and to his current position in February 2014. He has over 20 years experience as in-house counsel in the oilfield products and services industry and manufacturing.

Martin J. McDonald, Senior Vice President, Remotely Operated Vehicles, joined Oceaneering in 1989. He has held a variety of domestic and international positions of increasing responsibility in our ROV segment and most recently served as Vice President and General Manager for our ROV operations in the Eastern Hemisphere from 2006 until being appointed to his current position effective January 2016.

Stephen P. Barrett, Senior Vice President, Subsea Products, joined Oceaneering in July 2015, and is responsible for Oceaneering's manufactured products and integrated solutions businesses.  Prior to joining Oceaneering, he served at FMC Technologies beginning in 1982, progressing through a variety of engineering, sales and marketing, and general management roles.  His last three roles at FMC Technologies were Western Region Subsea General Manager, Global Subsea Products Director and Global Subsea Services Director.
Kevin F. Kerins, Senior Vice President, Underwater Vehicle Technologies, joined Oceaneering in 1978. Since 1978, he has held a variety of positions of responsibility in ROV operations, marketing and administration in various geographic locations. He was appointed Vice President, Eastern Region ROVs in 2003, Vice President and General Manager, ROVs in 2006, Senior Vice President, ROVs in 2009 and to his current position effective January 2016.
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

We derive most of our revenue from customers in the offshore oil and gas exploration, development and production industry. The offshore oil and gas industry is a historically cyclical industry characterized by significant changes in the levels of exploration and development activities. Oil and gas prices, and market expectations of potential changes in those prices, significantly affect the levels of those activities. Worldwide political, economic and military events have contributed to oil and gas price volatility and are likely to continue to do so in the future. Since the beginning of the currently ongoing, substantial decline in the price of oil, many oil and gas companies made significant reductions in their capital expenditures in 2015 and have announced further reductions in their capital expenditures budgets for 2016, which are adversely impacting demand for the products and services provided by our Oilfield business. Any prolonged reduction in the overall level of offshore oil and gas exploration and development activities, whether resulting from changes in oil and gas prices or otherwise, could materially and adversely affect our financial condition and results of operations in our segments within our Oilfield business. Some factors that have affected and are likely to continue affecting oil and gas prices and the level of demand for our services and products include the following:

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

A significant portion of our revenue is attributable to operations in foreign countries. These activities accounted for approximately 57% of our consolidated revenue in 2015. Risks associated with our operations in foreign areas include risks of:

•	regional and global economic downturns;

•	disturbances or other risks that may limit or disrupt markets;

•	expropriation, confiscation or nationalization of assets;

•	renegotiation or nullification of existing contracts;

•	foreign exchange restrictions;

•	foreign currency fluctuations, particularly in countries highly dependent on oil revenue;

•	foreign taxation, including the application and interpretation of tax laws;

•	the inability to repatriate earnings or capital;

•	changing political conditions;

•	changing foreign and domestic monetary policies; and

•	social, political, military and economic situations in foreign areas where we do business and the possibilities of civil disturbances, war, other armed conflict, terrorist attacks or acts of piracy.
Additionally, in some jurisdictions we are subject to foreign governmental regulations favoring or requiring the awarding of contracts to local contractors or requiring foreign contractors to employ citizens of, or purchase supplies from, a particular jurisdiction. These regulations may adversely affect our ability to compete.
Our exposure to the risks we described above varies from country to country. In recent periods, political instability and civil unrest in Africa, particularly Nigeria, have been our greatest concerns. There is a risk that a continuation or worsening of these conditions could materially and adversely impact our future business, operations, financial condition and results of operations. Of our total consolidated revenue for 2015, we generated approximately 22% from our operations in Africa.

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
There can be no assurance that the revenues included in our backlog will be realized or, if realized, will result in profits. Because of project cancellations or potential changes in the scope or schedule of our customers' projects, we cannot predict with certainty when or if backlog will be realized. Material delays, suspensions, cancellations or payment defaults could materially affect our financial condition, results of operations and cash flows. We may be at greater risk of delays, suspensions and cancellations in the current low oil price environment.

Reductions in our backlog due to cancellation by a customer or for other reasons would adversely affect, potentially to a material extent, the revenues and earnings we actually receive from contracts included in our backlog. Many of our ROV contracts have 30-day notice termination clauses. Some of the contracts in our backlog provide for cancellation fees in the event customers cancel projects. These cancellation fees usually provide for reimbursement of our out-of-pocket costs, revenues for work performed prior to cancellation and a varying percentage of the profits we would have realized had the contract been completed. We typically have no contractual right upon cancellation to the total contract revenues as reflected in our backlog. In early 2016, a customer (a unit of BP plc) exercised its right, under the field support services contract between us and the customer for work offshore Angola, to terminate its use of the Bourbon Oceanteam 101 at the end of May 2016. Under the terms of the contract, the costs incurred by us associated with the early release and demobilization of the vessel are expected to be reimbursed by the customer. Following the release of the vessel, we intend to redeliver it to the vessel owner. If we experience significant additional project terminations, suspensions or scope adjustments to contracts reflected in our backlog, our financial condition, results of operations and cash flows may be adversely impacted.
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
Our business strategy also includes development and commercialization of new technologies to support our growth. The development and commercialization of new technologies require capital investment and involve various risks and uncertainties.
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

In August 2012, pursuant to the Dodd-Frank Act, the SEC adopted annual disclosure and reporting requirements applicable to any company that files periodic public reports with the SEC, if any conflict minerals are necessary to the functionality or production of a product manufactured, or contracted to be manufactured, by that company. These requirements require us to conduct reasonable country-of-origin inquiries to determine if we know or have reason to believe that any conflict minerals necessary to the functionality or production of our manufactured products may have originated from any of the Covered Countries. If we are not able to determine that such conflict minerals did not originate from any of the Covered Countries or conclude that there is no reason to believe that such conflict minerals may have originated in any of the Covered Countries, we would be required to perform supply chain due diligence on members of our supply chain to determine, among other things, whether such conflict minerals financed or benefited armed groups. Annual reporting requirements, requiring us to describe our reasonable country-of-origin inquiries, our due diligence measures, the results of those activities and our related determinations, became applicable beginning in May 2014.

Because we have a highly complex, multi-layered supply chain, we may incur significant costs to comply with these requirements. In addition, these requirements could adversely affect the sourcing, supply and pricing of materials, including components, used in our products. We can provide no assurance that our suppliers (or suppliers to our suppliers) will be able or willing to provide all requested information or to take other steps necessary to ensure that no conflict minerals financing or benefiting armed groups are included in materials or components supplied to us for our manufacturing purposes. As there may be only a limited number of suppliers offering materials or components certified as “conflict free,” we cannot be sure that we will be able to obtain necessary materials or components from those suppliers in sufficient quantities or at competitive prices. We may face reputational challenges if we determine that certain of our products contain minerals not determined to be conflict free or if we are unable to sufficiently verify the origins for all conflict minerals necessary to the functionality or production of our manufactured products through the procedures we may implement. Also, we may encounter challenges to satisfy customers that may require all of the components of products purchased by them to be certified as conflict free. If we are not able to meet customer certification requirements, customers may choose to disqualify us as a supplier. In addition, since the applicability of the conflict minerals requirements is limited to companies that file periodic reports with the SEC, not all of our competitors will need to comply with these requirements unless they are imposed by customers. As a result, those competitors may have cost and other advantages over us.
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

We use workshop and office space in Houston, Texas in our Subsea Products, Subsea Projects and Asset Integrity business segments. Our principal manufacturing facilities for our Subsea Products segment are located in or near: Houston, Texas; Panama City, Florida; Aberdeen and Rosyth, Scotland; Nodeland and Stavanger, Norway; Perth, Australia; Luanda, Angola; and Niterói and Macaé, Brazil. Each of these manufacturing facilities is suitable for its intended purpose and has sufficient capacity to respond to increases in demand for our subsea products that may be reasonably anticipated in the foreseeable future.

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
Our common stock is listed on the New York Stock Exchange under the symbol OII. We submitted to the New York Stock Exchange during 2015 a certification of our Chief Executive Officer regarding compliance with the Exchange's corporate governance listing standards. We also included as exhibits to this annual report on Form 10-K, as filed with the SEC, the certifications of our principal executive officer and principal financial officer required under Section 302 of the Sarbanes-Oxley Act of 2002.
The following table sets out, for the periods indicated, the high and low sales prices for our common stock as reported on the New York Stock Exchange (consolidated transaction reporting system):

	2015		2014
	High	Low	High	Low
For the quarter ended:
March 31	$59.37	$48.37	$79.13	$66.00
June 30	59.65	46.05	78.13	68.96
September 30	46.86	37.00	79.05	62.86
December 31	48.11	36.87	72.19	56.58
On February 12, 2016, there were 398 holders of record of our common stock. On that date, the closing sales price, as quoted on the New York Stock Exchange, was $27.12. In 2015, we declared quarterly cash dividends of $0.27 per share in each quarter. In 2014, we declared quarterly cash dividends of $0.22 per share in the first quarter and $0.27 per share in each of the second, third and fourth quarters. It is our intent to continue to pay a quarterly cash dividend; however, payment of future cash dividends will be at the discretion of our board of directors in accordance with applicable law, after taking into account various factors, including our financial condition, earnings, capital requirements, legal requirements, regulatory constraints, industry practice and any other factors that our board of directors believes are relevant.
In February 2010, our Board of Directors approved a program to repurchase up to 12 million shares of our common stock. Through December 31, 2014 under that program, we repurchased the 12 million shares of our common stock for $677 million.

In December 2014, following completion of the February 2010 program, our Board of Directors approved a new share repurchase program under which we may repurchase up to 10 million shares of our common stock on a discretionary basis. The December 2014 program calls for the repurchases to be made in the open market, or in privately negotiated transactions from time to time, in compliance with applicable laws, rules and regulations, including Rule 10b-18 under the Securities Exchange Act of 1934, as amended, subject to market and business conditions, levels of available liquidity, cash requirements for other purposes, applicable legal requirements and other relevant factors. The timing and amount of any repurchases will be determined by management based on its evaluation of these factors. We expect that any shares repurchased under the new program will be held as treasury stock for future use. The new program does not obligate us to repurchase any particular number of shares. Under the new program, we had repurchased 2.0 million shares of our common stock for $100 million through December 31, 2015. We did not repurchase any shares during the fourth quarter of 2015.

EQUITY COMPENSATION PLAN INFORMATION
The following presents equity compensation plan information as of December 31, 2015:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	—	N/A	1,567,855
Equity compensation plans not approved by security holders	—	N/A	—
Total	—	N/A	1,567,855
We had no outstanding options, warrants or rights at December 31, 2015.
At December 31, 2015, there were: (1) no shares of Oceaneering common stock under equity compensation plans not approved by security holders available for grant; and (2) 1,567,855 shares of Oceaneering common stock under equity compensation plans approved by security holders available for grant in the form of stock options, stock appreciation rights or stock awards. We have not granted any stock options since 2005 and the Compensation Committee of our Board of Directors has expressed its intention to refrain from using stock options as a component of employee compensation for our executive officers and other employees for the foreseeable future. Additionally, our Board of Directors has expressed its intention to refrain from using stock options as a component of nonemployee director compensation for the foreseeable future. For a description of the material features of our equity compensation arrangements, see the discussion in Note 8 of Notes to Consolidated Financial Statements under the heading "Incentive Plan."

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
Results of Operations:

	Year Ended December 31,
(in thousands, except per share amounts)	2015	2014	2013	2012	2011
Revenue	$3,062,754	$3,659,624	$3,287,019	$2,782,604	$2,192,663
Cost of services and products	2,457,325	2,800,423	2,521,483	2,154,746	1,683,904
Gross margin	605,429	859,201	765,536	627,858	508,759
Selling, general and administrative expense	231,619	230,871	220,420	199,261	173,928
Income from operations	$373,810	$628,330	$545,116	$428,597	$334,831
Net income	$231,011	$428,329	$371,500	$289,017	$235,658
Cash dividends declared per Share	$1.08	$1.03	$0.84	$0.69	$0.45
Diluted earnings per share	$2.34	$4.00	$3.42	$2.66	$2.16
Depreciation and amortization	$241,235	$229,779	$202,228	$176,483	$151,227
Capital expenditures, including business acquisitions	$423,988	$426,671	$393,590	$309,858	$526,645
Other Financial Data:

	As of December 31,
(dollars in thousands)	2015	2014	2013	2012	2011
Working capital ratio	2.46	2.52	1.97	1.95	1.96
Working capital	$901,537	$1,034,413	$706,187	$585,805	$482,747
Total assets	$3,429,536	$3,504,940	$3,128,500	$2,768,118	$2,400,544
Long-term debt	$795,836	$743,469	$—	$94,000	$120,000
Shareholders' equity	$1,578,734	$1,657,471	$2,043,440	$1,815,460	$1,557,962
Goodwill as a percentage of Shareholders' equity	27%	20%	17%	20%	21%

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements in this annual report on Form 10-K, including, without limitation, statements regarding the following matters, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995:

•	our business strategy;

•	our plans for future operations;

•	industry conditions;

•	seasonality;

•
our expectations about 2016 earnings per share and segment operating results, and the factors underlying those expectations, including our expectations about demand and pricing for our deepwater oilfield services and products as a result of the factors we specify in "Overview" and "Results of Operations" below;

•	projections relating to floating rig demand and subsea tree installations;

•	the adequacy of our liquidity and capital resources to support our operations and internally generated growth initiatives;

•	our projected capital expenditures for 2016;

•	our plans to add ROVs to our fleet;

•	our intentions relating to the subsea support vessel scheduled for delivery in 2016;

•	our expectations regarding deferred tax assets and our belief that our goodwill will not be impaired during 2016;

•	the adequacy of our accruals for uninsured expected liabilities from workers' compensation, maritime employer's liability and general liability claims;

•	our belief that our total unrecognized tax benefits will not significantly increase or decrease in the next 12 months;

•	our anticipated tax rates and underlying assumptions;

•	our expectations regarding shares repurchased under our share repurchase plan;

•	our backlog; and

•	our expectations regarding the effect of inflation in the near future.
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
Overview
The table that follows sets out our revenue and operating results for 2015, 2014 and 2013.

	Year Ended December 31,
(dollars in thousands)	2015	2014	2013
Revenue	$3,062,754	$3,659,624	$3,287,019
Gross Margin	605,429	859,201	765,536
Gross Margin %	20%	23%	23%
Operating Income	373,810	628,330	545,116
Operating Income %	12%	17%	17%
Net Income	231,011	428,329	371,500

Our business substantially depends on the level of spending on offshore developments by our customers in the oil and gas industry. During 2015, we generated approximately 90% of our revenue, and 98% of our operating income before Unallocated Expenses, from services and products we provided to the oil and gas industry. In 2015, our revenue decreased by 16%, with the larger percentage decreases occurring in our ROV, Subsea Products and Asset Integrity segments, which all decreased from lower oilfield activity in general resulting from the declining crude oil prices from mid 2014 through the date of this report. During 2015, we undertook initiatives to align our operations with current and anticipated declining activity and pricing levels. These initiatives required us to reduce our workforce, incur unusual expenses, and make certain accounting adjustments.
The $231 million consolidated net income we earned in 2015 was 46% less than the $428 million we earned in 2014, and the $2.34 earnings per diluted share was the lowest we made since 2011. The $197 million decrease from 2014 net income was attributable to lower profit contributions from all of our operating segments, most notably:

•	our ROV segment, which had $128 million less operating income on $261 million less revenue;

•	our Subsea Products segment, which had $106 million less operating income on $279 million less revenue; and

•	our Asset Integrity segment, which had $37 million less operating income on $127 million less revenue.

In 2015, we invested in the following capital projects:

•
additions of capabilities in our Subsea Projects segment, including an acquisition of a survey and positioning company for $224 million and $43 million related to a new subsea support vessel scheduled for delivery in 2016;

•	additions of and upgrades to our work-class ROVs; and

•	expenditures in our Subsea Products segment, including growth of our tooling and installation and workover control systems capabilities.

In 2015, we exited the business of manufacturing subsea blow out preventer ("BOP") control systems.

We expect our 2016 diluted earnings per share to be less than the $2.34 we made in 2015. With our limited market visibility resulting from the uncertain energy market, we are not providing earnings per share guidance for 2016. We anticipate lower global demand for deepwater drilling, field development, and inspection, maintenance and repair activities due to the current and anticipated low oil price environment, which has led to spending cuts from our customers and pricing pressure. Compared to 2015, in 2016 we are forecasting decreases in each of our oilfield operating business segments, most notably:

•	ROVs on lower service demand to support drilling and vessel-based projects and reduced revenue per day;

•	Subsea Products on lower demand to support field development projects; and

•	Subsea Projects on lower deepwater vessel demand and diving activity offshore Angola.
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

	2015	2014	2013
Average number of floating rigs under contract	241	280	275
ROV days on hire (in thousands)	84	98	92
ROV utilization	69%	83%	85%

Demand for floating rigs is the primary leading indicator of the strength of the deepwater market. According to industry data published by IHS Petrodata, at the end of 2015, there were 309 floating drilling rigs in operation or available for work throughout the world, with 216 of those rigs under contract. Of the 216 rigs under contract, 137 are contracted through the end of 2016. Recent industry forecasts of floating rig demand point to an expectation that demand in 2016 will decline in the range of 15% to 20%, and that a further decline in demand in 2017 is probable. We anticipate that recently announced cuts in our customers' 2016 capital spending budgets will adversely affect our ROV demand.

In addition to floating rig demand, the number of subsea tree completions is another leading indicator, and the primary demand driver for our Subsea Products lines. According to industry data published by Quest Offshore Resources, Inc. in November 2015, there will be 287 subsea tree installations in 2016, down from 308 in 2015, 328 in 2014 and 330 in 2013. Subsea tree installations are forecast to decline to 273 in 2017. However, due to the recent declines in the price of crude oil, we believe some scheduled future subsea tree installations may be delayed.
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

We account for significant fixed-price contracts, which we enter into mainly in our Subsea Products segment, and to a lesser extent in our Subsea Projects and Advanced Technologies segments, using the percentage-of-completion method. In 2015, we accounted for 16% of our revenue using the percentage-of-completion method. In determining whether a contract should be accounted for using the percentage-of-completion method, we consider whether:

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
Property and Equipment and Long-lived Intangible Assets. We periodically and upon the occurrence of a triggering event review the realizability of our property and equipment and long-lived intangible assets to determine whether any events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. For long-lived assets to be held and used, we base our evaluation on impairment indicators such as the nature of the assets, the future economic benefits of the assets, any historical or future profitability measurements and other external market conditions or factors that may be present. If such impairment indicators are present or other factors exist that indicate that the carrying amount of an asset may not be recoverable, we determine whether an impairment has occurred through the use of an undiscounted cash flows analysis of the asset at the lowest level for which identifiable cash flows exist. If an impairment has occurred, we recognize a loss for the difference between the carrying amount and the fair value of the asset. For assets held for sale or disposal, the fair value of the asset is measured using fair market value less cost to sell. Assets are classified as held-for-sale when we have a plan for disposal of certain assets and those assets meet the held for sale criteria.
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
For reporting units with goodwill, we do not believe our goodwill will be impaired during 2016.
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
We are involved in various claims and actions against us, most of which are covered by insurance. Although we cannot predict the ultimate outcome of these matters, we believe that our ultimate liability, if any, that may result from those claims and actions will not materially affect our results of operations, cash flows or financial position.

Income Taxes. Our tax provisions are based on our expected taxable income, statutory rates and tax-planning opportunities available to us in the various jurisdictions in which we operate. Determination of taxable income in any jurisdiction requires the interpretation of the related tax laws. We are at risk that a taxing authority's final determination of our tax liabilities may differ from our interpretation. Our effective tax rate may fluctuate from year to year as our operations are conducted in different taxing jurisdictions, the amount of pre-tax income fluctuates, the amounts of foreign income we anticipate will be repatriated and our estimates regarding the realizability of items such as foreign tax credits may change. We consider $641 million of unremitted earnings of our foreign subsidiaries to be indefinitely reinvested. We believe we have the ability to indefinitely reinvest these foreign earnings based on our expectations of profitability for our U.S. operations over the long term, our significant U.S. liquidity, and the amount of unremitted earnings of our foreign subsidiaries not considered indefinitely reinvested, for which we have provided deferred income taxes.

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
Liquidity and Capital Resources

We consider our liquidity and capital resources adequate to support our operations and any growth initiatives. At December 31, 2015, we had working capital of $902 million, including cash and cash equivalents of $385 million. Additionally, we had $500 million available through our revolving credit facility under a credit agreement (as amended, the "Credit Agreement"), which is scheduled to expire on October 25, 2020.

In October 2014, we entered into the Credit Agreement with a group of banks to replace our prior principal credit agreement. The Credit Agreement provides for a $300 million three-year term loan (the "Term Loan Facility") and a $500 million five-year revolving credit facility (the "Revolving Credit Facility"). Subject to certain conditions, the aggregate commitments under the Revolving Credit Facility may be increased to up to $800 million at any time upon agreement between us and existing or additional lenders. Borrowings under the Revolving Credit Facility and the Term Loan Facility may be used for general corporate purposes. Simultaneously with the execution of the Credit Agreement and pursuant to its terms, we repaid all amounts outstanding under, and terminated, the prior credit agreement.

In November 2015, we entered into an Agreement and Amendment No. 1 to Credit Agreement (the "Amendment") to the Credit Agreement. The Amendment amended the Credit Agreement to (1) replace the maximum leverage ratio financial covenant with a new financial covenant restricting the maximum total capitalization ratio (defined in the Amendment to be the ratio of consolidated debt to total capitalization) to 55% and (2) extend the maturities of the Term Loan Facility and the Revolving Credit Facility by one year each, to October 27, 2018 and October 25, 2020, respectively, with the extending Lenders, which represent 93.75% of the existing commitments of the Lenders, such that (a) the total commitments for the Revolving Credit Facility will be $500 million until October 25, 2019 and thereafter $468.75 million until October 25, 2020, and (b) the outstanding term loan advances pursuant to the Term Loan Facility will be $300 million until October 27, 2017 and thereafter $281.25 million until October 27, 2018.

Borrowings under the Credit Agreement bear interest at an Adjusted Base Rate or the Eurodollar Rate (both as defined in the Credit Agreement), at our option, plus an applicable margin initially based on our Leverage Ratio (as defined in the Credit Agreement) and, at our election, based on ratings of our senior unsecured debt by designated ratings services, thereafter to be based on such debt ratings. The applicable margin varies: (1) in the case of advances bearing interest at the Adjusted Base Rate, from 0.125% to 0.750% for borrowings under the Revolving Credit Facility and from 0% to 0.500% for borrowings under the Term Loan Facility; and (2) in the case of advances bearing interest at the Eurodollar Rate, from 1.125% to 1.750% for borrowings under the Revolving Credit Facility and from 1.000% to 1.500% for borrowings under the Term Loan Facility. The Adjusted Base Rate is the highest of (1) the per annum rate established by the administrative agent as its prime rate, (2) the federal funds rate plus 0.50% and (3) the daily one-month LIBOR plus 1%. We pay a commitment fee ranging from 0.125% to 0.300% on the unused portion of the Revolving Credit Facility, depending on our Leverage Ratio. The commitment fees are included as interest expense in our consolidated financial statements.

The Credit Agreement contains various covenants that we believe are customary for agreements of this nature, including, but not limited to, restrictions on our ability and the ability of each of our subsidiaries to incur debt, grant liens, make certain investments, make distributions, merge or consolidate, sell assets, enter into transactions with affiliates and enter into certain restrictive agreements. We are also subject to a maximum total capitalization ratio of 55% as noted above. The Credit Agreement includes customary events of default and associated remedies. As of December 31, 2015, we were in compliance with all the covenants set forth in the Credit Agreement.

In November 2014, we completed the public offering of $500 million aggregate principal amount of 4.650% Senior Notes due 2024 (the "Senior Notes"). We pay interest on the Senior Notes on May 15 and November 15 of each year, beginning on May 15, 2015. The Senior Notes are scheduled to mature on November 15, 2024. We may redeem some or all of the Senior Notes at specified redemption prices. We used the net proceeds from the offering for general corporate purposes, including funding the acquisition described below, other capital expenditures and repurchases of shares of our common stock.

Our maximum outstanding indebtedness during 2015 under the Credit Agreement and Senior Notes was $800 million, and our total interest costs, including commitment fees, were $25.4 million.

Our capital expenditures, including business acquisitions, for 2015, 2014 and 2013 were $424 million, $427 million and $394 million, respectively. Our capital expenditures in 2015 included our acquisition of C & C Technologies, Inc. ("C&C") for approximately $224 million. C&C is a global provider of ocean-bottom mapping services in deepwater utilizing customized autonomous underwater vehicles and provides marine construction surveys for both surface and subsea assets, as well as satellite-based positioning services for drilling rigs and seismic and construction vessels. C&C also provides land and near-shore survey services along the U.S. Gulf Coast and in Mexico, and performs shallow water conventional geophysical surveys in the U.S. Gulf of Mexico. In addition to the C&C acquisition, our capital expenditures in 2015 included: $58 million for upgrading and expanding our ROV fleet; $69 million in our Subsea Products segment, principally for growth of our tooling and installation and workover control systems capabilities; and $52 million in our Subsea Projects segment, including $43 million related to a new subsea support vessel scheduled for delivery in 2016. Our capital expenditures in 2014 included: $189 million for upgrading and expanding our ROV fleet; $113 million in our Subsea Products segment, principally for growth of our tooling and installation and workover control systems capabilities, expansion of our Houston manufacturing facilities and establishment of manufacturing capabilities in Angola; and $92 million in our Subsea Projects segment, including $40 million related to a new subsea support vessel scheduled for delivery in 2016. Our capital expenditures in 2013 included $226 million for upgrading and expanding our ROV fleet and $103 million in our Subsea Products segment, principally to increase the capabilities of our umbilical plants in the U.S. and Scotland and to expand our rental and service tooling hardware offerings.

For 2016, we expect our capital expenditures to be in the range of $150 million to $200 million, exclusive of business acquisitions. This estimate includes $42 million in our Subsea Projects segment to complete the new-build subsea support vessel, the Ocean Evolution, scheduled for delivery in the latter part of the fourth quarter of 2016. During the third quarter of 2013, we signed an agreement with a shipyard for the construction of the Ocean Evolution. We intend for the vessel to be U.S.-flagged and documented with a coastwise endorsement by the U.S. Coast Guard. It is expected to have an overall length of 353 feet, a Class 2 dynamic positioning system, accommodations for 110 personnel, a helideck, a 250-ton active heave-compensated crane, and a working moonpool. We expect to outfit the vessel with two of our high specification work-class

ROVs. The vessel will also be equipped with a satellite communications system capable of transmitting streaming video for real-time work observation by shore personnel. We anticipate the vessel will be used to augment our ability to provide subsea intervention services in the U.S. Gulf of Mexico. These services are required to perform inspection, maintenance and repair projects and hardware installations.
Our capital expenditures during 2015, 2014 and 2013 included $58 million, $189 million and $226 million, respectively, in our ROV segment, principally for additions and upgrades to our ROV fleet to expand the fleet and replace units we retired and for facilities infrastructure to support our growing ROV fleet size. We currently plan to add new ROVs only to meet contractual commitments. We added 16, 49 and 26 ROVs to our fleet and retired 36, 17 and 10 units during 2015, 2014 and 2013, respectively, and transferred one to our Advanced Technologies segment in each of 2015 and 2013, resulting in a total of 315 work-class systems in the fleet at December 31, 2015. We retired a greater number of ROVs in 2015 than in 2014 or 2013 due to market conditions and outlook.
In 2012, we chartered a deepwater vessel, the Ocean Intervention III, for two years, with extension options for up to three additional years, and which we have extended to January 2017. We have also chartered an additional deepwater vessel, the Olympic Intervention IV, for an initial term of five years, which began in the third quarter of 2008, and which we have extended to July 2016. We outfitted each of these deepwater vessels with two of our high-specification work-class ROVs, and we have been utilizing these vessels to perform subsea hardware installation and inspection, maintenance and repair projects, and to conduct well intervention services in the U.S. Gulf of Mexico and offshore Angola. In 2012, we moved the Ocean Intervention III to Angola and also chartered the Bourbon Oceanteam 101 to work on a three-year field support contract for a unit of BP plc. We had extended the charter of the Bourbon Oceanteam 101 to January 2017. However, in early 2016, the customer exercised its right, under the field support services contract between us and the customer for work offshore Angola, to terminate its use of the Bourbon Oceanteam 101 at the end of May 2016. Under the terms of the contract, the costs incurred by us associated with the early release and demobilization of the vessel are expected to be reimbursed by the customer. Following the release of the vessel, we intend to redeliver it to the vessel supplier. Under the field support services contract, we have been supplying project management, engineering and the chartered vessels equipped with high-specification work-class ROVs. We also provide ROV tooling, asset integrity services and installation and workover control system services. We have also provided other chartered vessels and a barge on an as-requested basis from the customer.
In March 2013, we commenced a five-year charter for a Jones Act-compliant multi-service support vessel that we are using in the U.S. Gulf of Mexico. We have outfitted the vessel, which we have renamed the Ocean Alliance, with two of our high-specification work-class ROVs. In January 2015, we commenced a two-year multi-service vessel time charter agreement with a customer for the use of the Ocean Alliance in the U.S. Gulf of Mexico.
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
In November 2015, we commenced a two-year charter for the use of the Island Pride, a multi-service subsea marine support vessel. We have modified the vessel to enhance its service capabilities, including a reconfiguration to accommodate two of our high-specification work-class ROVs. We are using the vessel under a two-year contract to provide field support services off the coast of India for an oil and gas customer based in India. We have options to extend the charter for up to two additional years.
As indicated above, the charter terms for two of our vessels expire in 2016, unless we choose to exercise an existing option or we negotiate new extension terms.
We also charter or lease dynamically positioned vessels on a short-term basis.

Our principal source of cash from operating activities is our net income, adjusted for the non-cash expenses of depreciation and amortization, deferred income taxes and noncash compensation under our restricted stock plans. Our $560 million, $722 million and $531 million of cash provided from operating activities in 2015, 2014 and 2013, respectively, were affected by cash increases/(decreases) of $179 million, $(8) million and $(102) million, respectively, of changes in accounts receivable, $59 million, $66 million and $(111) million, respectively, of changes in inventory and $(45) million, $(44) million and $128 million, respectively, of changes in accounts payable and accrued liabilities. In 2015, our accounts receivable, inventory and accounts payable and accrued liabilities all decreased as a result of lower revenue and activity in general. The 2015 decrease in inventory included write-downs totaling $26 million in our ROV and Subsea Products segments discussed below. In 2014, our inventory decreased as a result of the use of inventory in progressing and completing projects that had been in our Subsea Products backlog at December 31, 2013 and our expectation of lower Subsea Products demand in 2015 as compared to 2014. In 2013, the increases in accounts receivable and accounts payable and accrued liabilities reflect the increase in our revenue in 2013. The increase in inventory in 2013 is consistent with the increase in our backlog over 2012.
In 2015, we used a net of $437 million in investing activities, with $424 million used to fund the capital expenditures and business acquisitions described above. In 2014, we used a net of $419 million in investing activities, with $427 million used to fund the capital expenditures and business acquisitions described above. In 2013, we used a net of $378 million in investing activities, with $394 million used to fund the capital expenditures and business acquisitions described above.
In 2015, we used $157 million in financing activities. We borrowed $50 million, repurchased 2 million shares for $100 million and paid cash dividends of $106 million. In 2014, we generated $45 million in financing activities. We borrowed $742 million, net of associated expenses and debt discount, repurchased 8.9 million shares for $590 million and paid cash dividends of $110 million. In 2013, we used $180 million in financing activities, principally for repayment against our revolving credit facility of $94 million and the payment of cash dividends of $91 million.
In February 2010, our Board of Directors approved a program to repurchase up to 12 million shares of our common stock. In 2014, we completed the purchase of the shares authorized under that program by repurchasing the remaining 8.9 million shares for $590 million. The total cost for the repurchase of the 12 million shares of our common stock was $677 million.
In December 2014, following completion of the February 2010 program, our Board of Directors approved a new share repurchase program under which we may repurchase up to 10 million shares of our common stock on a discretionary basis. The December 2014 program calls for the repurchases to be made in the open market, or in privately negotiated transactions from time to time, in compliance with applicable laws, rules and regulations, including Rule 10b-18 under the Securities Exchange Act of 1934, as amended, subject to market and business conditions, levels of available liquidity, cash requirements for other purposes, applicable legal requirements and other relevant factors. The timing and amount of any repurchases will be determined by management based on its evaluation of these factors. We expect that any shares repurchased under the new program will be held as treasury stock for future use. The new program does not obligate us to repurchase any particular number of shares. Through December 31, 2015 under the new program, we repurchased 2 million shares of our common stock for $100 million.
As of December 31, 2015, we retained 13.0 million of the shares we had repurchased. We expect to hold the shares repurchased for future use.
Because of our significant foreign operations, we are exposed to currency fluctuations and exchange rate risks. We generally minimize these risks primarily through matching, to the extent possible, revenue and expense in the various currencies in which we operate. Cumulative translation adjustments as of December 31, 2015 relate primarily to our net investments in, including long-term loans to, our foreign subsidiaries. A stronger U.S. dollar against the U.K. pound sterling and the Norwegian kroner would result in lower operating income. See Item 7A – "Quantitative and Qualitative Disclosures About Market Risk."

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

	Year Ended December 31,
(dollars in thousands)	2015	2014	2013
Remotely Operated Vehicles
Revenue	$807,723	$1,069,022	$981,728
Gross Margin	227,330	361,466	328,031
Gross Margin %	28%	34%	33%
Operating Income	192,514	320,550	281,973
Operating Income %	24%	30%	29%
Days available	121,944	117,882	108,201
Days utilized	83,838	98,302	91,618
Utilization %	69%	83%	85%
Subsea Products
Revenue	959,714	1,238,746	1,027,792
Gross Margin	257,755	364,760	311,206
Gross Margin %	27%	29%	30%
Operating Income	175,585	281,239	231,050
Operating Income %	18%	23%	22%
Backlog at end of period	652,000	690,000	906,000
Subsea Projects
Revenue	604,484	588,572	509,440
Gross Margin	114,672	124,418	108,758
Gross Margin %	19%	21%	21%
Operating Income	92,034	107,852	93,865
Operating Income %	15%	18%	18%
Asset Integrity
Revenue	372,957	500,237	481,919
Gross Margin	47,342	87,236	81,856
Gross Margin %	13%	17%	17%
Operating Income	18,235	55,469	55,243
Operating Income %	5%	11%	11%
Total Oilfield
Revenue	$2,744,878	$3,396,577	$3,000,879
Gross Margin	647,099	937,880	829,851
Gross Margin %	24%	28%	28%
Operating Income	478,368	765,110	662,131
Operating Income %	17%	23%	22%
Historically, we built new ROVs to increase the size of our fleet in response to demand to support deepwater drilling and vessel-based inspection, maintenance and repair ("IMR") and installation work. In 2015, as a result of declining market conditions, we began building fewer ROVs, primarily to meet contractual commitments. These vehicles are designed for use around the world in water depths of 10,000 feet or more. We added 16, 49 and 26 ROVs in 2015, 2014 and 2013, respectively, while retiring 63 units over the three-year period and transferring two to our Advanced Technologies segment over that period. Our ROV fleet size was 315 at December 31, 2015, 336 at December 31, 2014 and 304 at December 31, 2013.

For 2015, our ROV revenue and operating income declined from 2014 from lower demand for drill support services and a reduction in average revenue per day across all our geographic areas of operation. ROV days on hire decreased by 15% and revenue per day on hire decreased 11%. In 2015 our ROV cost of services and products included inventory write-downs of $15.7 million, restructuring expenses of $7.2 million and ROV retirements resulting in write-offs of $2.9 million. The inventory write downs were due to excess inventory, which we do not anticipate using given current and forecast market conditions. The restructuring expenses related to severance costs for incurred and designated future workforce reductions and costs associated with closing excess facilities. The write-offs were necessitated as a result of our retiring an unusually large number of ROVs in 2015 due to market prospects for these vehicles.

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

We anticipate ROV operating income to decrease in 2016 as a result of decreases in average revenue per day on hire and the number of days on hire for both drilling support and vessel-based services, attributable to the market conditions described under "Overview" above. We normally expect to retire, on average, 4% to 5% of our fleet on an annual basis, although we retired a greater number in 2015 due to market conditions.

Subsea Products revenue, operating income and margin were lower in 2015 than in 2014 due to lower demand and pricing for tooling and subsea hardware and lower umbilical plant throughput. Due to deteriorating market conditions, we wrote down Subsea Products inventory $10.3 million in 2015, including $9.0 million associated with our decision to cease manufacture of subsea BOP control systems. In 2015, Subsea Products also incurred the following charges:

•	$8.7 million of restructuring expenses;

•	$6.6 million of a non-current asset reserve; and

•	$4.8 million for an allowance for bad debts.

In our financial statements, these charges are reflected in our cost of services and products, except for the charge for the allowance for bad debts, which is reflected in general and administrative expenses. The restructuring expenses related to severance costs for incurred and designated future workforce reductions and costs associated with closing excess facilities. The charge for a non-current asset reserve related to prepaid non-income taxes based on consumption, and the charge amount is based on our estimate of the amount that will expire due to reduced activity going forward. The allowance for bad debts relates to a customer who has filed for bankruptcy and is unable to pay for a built umbilical.

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

We anticipate our Subsea Products segment operating income in 2016 to be lower than in 2015 on a decline in pricing, reduced umbilical plant throughput and reduced demand for subsea hardware. Our Subsea Products backlog was $652 million at December 31, 2015, approximately 6% lower than it was at December 31, 2014. The backlog decrease from 2014 was principally in tooling and subsea hardware.

Subsea Projects operating income declined slightly during 2015 on slightly higher revenue. The relatively better performance compared to the other oilfield segments was aided by an increase in international manned diving operations. The decline in operating income was due to lower deepwater vessel activity and market pricing offshore Angola and in the U.S. Gulf of Mexico.
Our 2014 revenue and operating income for Subsea Projects was higher than in 2013 on increased deepwater vessel service activity, including work associated with the Bourbon Evolution 803, a vessel we chartered on a short-term basis during 2014. We also commenced diving services offshore Angola in 2014. For 2016, we anticipate lower operating income resulting from lower deepwater demand and diving activity offshore Angola.
In 2015, our Asset Integrity operating income declined precipitously on lower global demand and pricing for inspection services. Asset Integrity results in 2015 include restructuring charges of $6.4 million reflected in our cost of services and products. Our Asset Integrity results in 2014 were fairly comparable to those of 2013. We anticipate our 2016 operating income for Asset Integrity to be lower than in 2015 on continued lower global demand and pricing.
Advanced Technologies. The table that follows sets out revenue and profitability for this segment.

	Year Ended December 31,
(dollars in thousands)	2015	2014	2013
Revenue	$317,876	$263,047	$286,140
Gross Margin	30,034	32,410	44,576
Gross Margin %	9%	12%	16%
Operating Income	9,689	13,230	24,954
Operating Income %	3%	5%	9%

Advanced Technologies operating income for 2015 was lower than that of 2014 due to execution issues on commercial theme park projects. Advanced Technologies operating income for 2014 was lower than that of 2013 on decreased activity on commercial theme park projects and vessel maintenance work for the U.S. Navy, and lower margins on the theme park work we did perform. We project an improvement in our Advanced Technologies operating income in 2016, due to the expected resolution of execution issues on commercial theme park projects that hampered our results in 2015 and 2014, and increased activity.
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
The table that follows sets out our unallocated expenses.

	Year Ended December 31,
(dollars in thousands)	2015	2014	2013
Gross margin expenses	$(71,704)	$(111,089)	$(108,891)
% of revenue	2%	3%	3%
Operating expenses	(114,247)	(150,010)	(141,969)
% of revenue	4%	4%	4%
Our unallocated expenses have trended with the amounts of our incentive compensation expenses. Our unallocated gross margin and operating expenses decreased in 2015, due to lower compensation expenses related to the expected annual bonuses and valuation of performance units awarded under our incentive plan. We expect higher incentive plan compensation expenses in 2016, as 2015 included downward revisions of estimated expenses for the performance units outstanding under the incentive plan.
Other. The table that follows sets forth our financial statement items below the operating income line.

	Year Ended December 31,
(dollars in thousands)	2015	2014	2013
Interest income	$607	$293	$554
Interest expense, net of amounts capitalized	(25,050)	(4,708)	(2,194)
Equity earnings (loss) of unconsolidated affiliates	2,230	(51)	133
Other income (expense), net	(15,336)	(387)	(1,273)
Provision for income taxes	105,250	195,148	170,836

In addition to interest on borrowings, interest expense includes amortization of loan costs, fees for lender commitments under our revolving credit agreement and fees for standby letters of credit and bank guarantees that banks issue on our behalf for performance bonds, bid bonds and self-insurance requirements.

Interest expense increased in 2015 over 2014 from higher average debt levels. Interest expense increased in 2014 compared to 2013 on higher average debt levels, including borrowings described under "Liquidity and Capital Resources" above. We capitalized $2.4 million and $0.7 million of interest in 2015 and 2014, respectively, associated with the new-build vessel described under "Liquidity and Capital Resources" above. We did not capitalize any interest in 2013.
Included in other income (expenses), net are foreign currency transaction gains/(losses) of $(15.4) million, $(0.5) million and $0.1 million for 2015, 2014 and 2013, respectively. The losses in 2015 primarily related to Angola, which devalued its currency by 24% during 2015. In January 2016, Angola devalued its currency by an additional 13%. We estimate we will incur a foreign currency transaction loss of approximately $6 million in the first quarter of 2016 as a result of the effect of this devaluation. We likely would incur further foreign currency exchange losses in Angola if further currency devaluations occur.
Our effective tax rate, including foreign, state and local taxes, was 31.3%, 31.3%, and 31.5% for 2015, 2014 and 2013, respectively, which included a combination of expiring statutes of limitations and the resolution of uncertain tax positions of $1.3 million, $0.9 million and $0.7 million, respectively, related to certain liabilities for uncertain tax positions we recorded in prior years. The primary difference between our effective tax rates and the U.S. federal statutory rate of 35% reflects our intent to indefinitely reinvest in certain of our international operations. Therefore, we are no longer providing for U.S. taxes on a portion of our foreign earnings. We anticipate no material change to our effective tax rate in 2016.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements, as defined by SEC rules.

Contractual Obligations
At December 31, 2015, we had payments due under contractual obligations as follows:

(dollars in thousands)	Payments due by period
	Total	2016	2017-2018	2019-2020	After 2020
Long-term Debt	$800,000	$—	$300,000	$—	$500,000
Vessel Charters	137,925	97,579	40,346	—	—
Other Operating Leases	180,266	25,924	38,891	29,067	86,384
Purchase Obligations	242,683	241,426	1,000	237	20
Other Long-term Obligations reflected on our Balance Sheet under GAAP	64,641	1,554	3,257	3,411	56,419
TOTAL	$1,425,515	$366,483	$383,494	$32,715	$642,823
The vessel charter obligations in the table above do not include any optional extension periods.
At December 31, 2015, we had outstanding purchase order commitments totaling $243 million, including approximately $42 million for the construction of a new subsea support vessel scheduled for delivery in 2016.

In 2001, we entered into an agreement with our Chairman of the Board of Directors (the "Chairman") who was also then our Chief Executive Officer. That agreement was amended in 2006 and in 2008. Pursuant to the amended agreement, the Chairman relinquished his position as Chief Executive Officer in May 2006 and began his post-employment service period on December 31, 2006, which continued through August 15, 2011, during which service period the Chairman, acting as an independent contractor, agreed to serve as nonexecutive Chairman of our Board of Directors. The agreement provides the Chairman with post-employment benefits for ten years following August 15, 2011. The agreement also provides for medical coverage on an after-tax basis to the Chairman, his spouse and children for their lives. We recognized the net present value of the post-employment benefits over the expected service period. Our total accrued liabilities, current and long-term, under this post-employment benefit were $5.1 million and $5.7 million at December 31, 2015 and 2014, respectively.
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
We are currently exposed to certain market risks arising from transactions we have entered into in the normal course of business. These risks relate to interest rate changes and fluctuations in foreign exchange rates. We do not believe these risks are material. We have not entered into any market risk sensitive instruments for speculative or trading purposes. We currently have one interest rate swap in place on $100 million of the Senior Notes. See Note 6 of Notes to Consolidated Financial Statements included in this report for a description of this interest rate swap. We typically manage our exposure to interest rate changes through the use of a combination of fixed- and floating-rate debt. See Note 5 of Notes to Consolidated Financial Statements included in this report for a description of our revolving credit facility and interest rates on our borrowings. We believe significant interest rate changes would not have a material near-term impact on our future earnings or cash flows.
Because we operate in various oil and gas exploration and production regions in the world, we conduct a portion of our business in currencies other than the U.S. dollar. The functional currency for several of our international operations is the applicable local currency. A stronger U.S. dollar against the U.K. pound sterling and the Norwegian kroner would result in lower operating income. We manage our exposure to changes in foreign exchange rates principally through arranging compensation in U.S. dollars or freely convertible currency and, to the extent possible, by limiting compensation received in other currencies to amounts necessary to meet obligations denominated in those currencies. We use the exchange rates in effect as of the balance sheet date to translate assets and liabilities as to which the functional currency is the local currency, resulting in translation adjustments that we reflect as accumulated other comprehensive income or loss in the shareholders' equity section of our Consolidated Balance Sheets. We recorded adjustments of $(119) million, $(129) million and $(71) million to our equity accounts in 2015, 2014 and 2013, respectively. Negative adjustments reflect the net impact of the strengthening of the U.S. dollar against various foreign currencies for locations where the functional currency is not the U.S. dollar. Conversely, positive adjustments reflect the effect of a weakening U.S. dollar.
We recorded foreign currency transaction gains (losses) of $(15.4) million, $(0.5) million and $0.1 million that are included in Other income (expense), net in our Consolidated Statements of Income in 2015, 2014 and 2013, respectively. The losses in 2015 primarily relate to Angola, which devalued its currency by 24% during 2015. In January 2015, Angola devalued its currency by an additional 13%. We estimate we will incur a foreign currency transaction loss of approximately $6 million in the first quarter of 2016 as a result of the effect of this devaluation. We likely would incur further foreign currency exchange losses in Angola if further currency devaluations occur.

Item 8.	Financial Statements and Supplementary Data.
In this report, our consolidated financial statements and supplementary data appear following the signature page to this report and are incorporated into this item by reference.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

Item 9A.	Controls and Procedures.
Disclosure Controls and Procedures
In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2015 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.
Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Under the supervision and with the participation of our management, including our principal executive, financial and accounting officers, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). This evaluation included a review of the documentation surrounding our financial reporting controls, an evaluation of the design effectiveness of these controls, testing of the operating effectiveness of these controls and an evaluation of our overall control environment. Based on that evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2015.
Ernst & Young LLP, the independent registered public accounting firm that audited our financial statements, has audited our internal control over financial reporting, as stated in their report that follows.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Oceaneering International, Inc.
We have audited the internal control over financial reporting of Oceaneering International, Inc. and Subsidiaries (the "Company") as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the "COSO criteria"). The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, cash flows, and shareholders' equity for each of the three years in the period ended December 31, 2015, and our report dated February 19, 2016 expressed an unqualified opinion thereon.

Houston, Texas	/s/ ERNST & YOUNG LLP
February 19, 2016

Item 9B.    Other Information.
None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance.
The information with respect to the directors and nominees for election to our Board of Directors is incorporated by reference from the section "Election of Directors" in our definitive proxy statement to be filed on or before April 29, 2016, relating to our 2016 Annual Meeting of Shareholders.
Information concerning our Audit Committee and the audit committee financial experts is incorporated by reference from the sections entitled "Corporate Governance" and "Committees of the Board – Audit Committee" in the proxy statement referred to in this Item 10. Information concerning our Code of Ethics is incorporated by reference from the section entitled "Code of Ethics" for the Chief Executive Officer and Senior Financial Officers in the proxy statement previously referred to in this Item 10.
The information with respect to our executive officers is provided under the heading "Executive Officers of the Registrant" following Item 1 of Part I of this report. There are no family relationships between any of our directors or executive officers.
The information with respect to the reporting by our directors and executive officers and persons who own more than 10% of our Common Stock under Section 16 of the Securities Exchange Act of 1934 is incorporated by reference from the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" in the proxy statement previously referred to in this Item 10.

Item 11.	Executive Compensation.
The information required by Item 11 is incorporated by reference from the sections entitled "Compensation Committee Interlocks and Insider Participation," "Compensation Discussion and Analysis," "Report of the Compensation Committee," "Compensation of Executive Officers," and "Director Compensation" in the proxy statement referred to in Item 10 above.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by Item 12 is incorporated by reference from (1) the Equity Compensation Plan Information table appearing in Item 5 – "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities" in Part II of this report and (2) the section "Security Ownership of Management and Certain Beneficial Owners" in the proxy statement referred to in Item 10 above.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
The information required by Item 13 is incorporated by reference from the sections entitled "Corporate Governance" and "Certain Relationships and Related Transactions" in the proxy statement referred to in Item 10 above.

Item 14.	Principal Accounting Fees and Services.
The information required by Item 14 is incorporated by reference from the section entitled "Ratification of Appointment of Independent Auditors – Fees Incurred for Audit and Other Services provided by Ernst & Young LLP" in the proxy statement referred to in Item 10 above.

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
3.    Exhibits:

			Registration or File Number	Form of Report	Report Date	Exhibit Number
*	3.01	Restated Certificate of Incorporation	1-10945	10-K	Dec. 2000	3.01
*	3.02	Certificate of Amendment to Restated Certificate of Incorporation	1-10945	8-K	May 2008	3.1
*	3.03	Certificate of Amendment to Restated Certificate of Incorporation	1-10945	8-K	May 2014	3.1
*	3.04	Amended and Restated Bylaws	1-10945	8-K	Aug. 2015	3.1
*	4.01	Specimen of Common Stock Certificate	1-10945	10-K	Mar. 1993	4(a)
*	4.02	Credit Agreement, dated as of October 27, 2014, by and among Oceaneering International, Inc., Wells Fargo Bank, National Association, as administrative agent and swing line lender, and certain lenders party thereto	1-10945	8-K	Oct. 2014	4.1
*	4.03	Agreement and amendment No. 1 to Credit Agreement	1-10945	8-K	Nov. 2015	4.1
*	4.04	Indenture dated, November 21, 2014, between Oceaneering International, Inc. and Wells Fargo Bank, National Association, as Trustee, relating to senior debt securities of Oceaneering International, Inc.	1-10945	8-K	Nov. 2014	4.1
*	4.05	First Supplemental Indenture, dated November 21, 2014, between Oceaneering International, Inc. and Wells Fargo Bank, National Association, as Trustee, providing for the issuance of Oceaneering International, Inc.’s 4.650% Senior Notes due 2024 (including Form of Notes).	1-10945	8-K	Nov. 2014	4.2
We and certain of our consolidated subsidiaries are parties to debt instruments under which the total amount of securities authorized does not exceed 10% of our total consolidated assets. Pursuant to paragraph 4(iii)(A) of Item 601(b) of Regulation S-K, we agree to furnish a copy of those instruments to the Securities and Exchange Commission on request.

*	10.01		Oceaneering International, Inc. Retirement Investment Plan, Amended and Restated effective January 1, 2013	1-10945	10-Q	June 2014	10.01
*	10.02	+	First Amendment to the Oceaneering Retirement Investment Plan, effective June 1, 2014	1-10945	10-K	Dec. 2014	10.02
*	10.03	+	Second Amendment to the Oceaneering Retirement Investment Plan, effective January 1, 2015	1-10945	10-K	Dec. 2014	10.35
*	10.04	+	Oceaneering Retirement Investment Plan Trust Agreement effective December 31, 2013	1-10945	10-K	Dec. 2014	10.13
*	10.05	+	Amended and Restated Service Agreement dated as of December 21, 2006 between Oceaneering and John R. Huff	1-10945	8-K	Dec. 2006	10.1
*	10.06	+	Modification to Service Agreement dated as of December 21, 2006 between Oceaneering and John R. Huff	1-10945	8-K	Dec. 2008	10.9
*	10.07	+	Trust Agreement dated as of May 12, 2006 between Oceaneering and United Trust Company, National Association	1-10945	8-K	May 2006	10.2
*	10.08	+	First Amendment to Trust Agreement dated as of May 12, 2006 between Oceaneering International, Inc. and Bank of America National Association, as successor trustee	1-10945	8-K	Dec. 2008	10.10
*	10.09	+	Oceaneering International, Inc. Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2009	1-10945	8-K	Dec. 2008	10.5
*	10.10	+	Amended and Restated Oceaneering International, Inc. Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2000 (for Internal Revenue Code Section 409A-grandfathered benefits)	1-10945	8-K	Dec. 2008	10.6
*	10.11	+	Change-of-Control Agreements dated as of November 16, 2001 between Oceaneering and M. Kevin McEvoy and Marvin J. Migura	1-10945	10-K	Dec. 2001	10.06
*	10.12	+	Form of First Amendment to Change-of-Control Agreement with M. Kevin McEvoy and Marvin J. Migura	1-10945	8-K	Dec. 2008	10.7
*	10.13	+	Form of Change-of-Control Agreement and Annex for Roderick A. Larson	1-10945	8-K	Aug. 2015	10.3
*	10.14	+	Form of Change-of-Control Agreement	1-10945	8-K	May 2011	10.5
*	10.15	+	Form of Indemnification Agreement	1-10945	8-K	May 2011	10.4
*	10.16	+	2010 Incentive Plan	333-166612	S-8	May 2010	4.6
*	10.17	+	Amended and Restated 2010 Incentive Plan	1-10945	DEF 14A	Apr. 2015	Appendix A
*	10.18	+	Form of 2013 Employee Restricted Stock Unit Agreement for Executive Officers	1-10945	8-K	Feb. 2013	10.1
*	10.19	+	Form of 2013 Chairman Restricted Stock Unit Agreement for John R. Huff	1-10945	8-K	Feb. 2013	10.3
*	10.20	+	Form of 2013 Performance Unit Agreement for Executive Officers	1-10945	8-K	Feb. 2013	10.2
*	10.21	+	Form of 2013 Chairman Performance Unit Agreement for John R. Huff	1-10945	8-K	Feb. 2013	10.4

*	10.22	+	2013 Performance Award: Goals and Measures, relating to the form of 2013 Performance Unit Agreement for its executive officers and 2013 Chairman Performance Unit Agreement	1-10945	8-K	Feb. 2013	10.5
*	10.23	+	Form of 2013 Nonemployee Director Restricted Stock Agreement for T. Jay Collins, Jerold J. DesRoche, D. Michael Hughes, Paul B. Murphy, Jr. and Harris J. Pappas	1-10945	8-K	Feb. 2013	10.6
*	10.24	+	Oceaneering International, Inc. 2014 Annual Bonus Award Program Summary	1-10945	8-K	Feb. 2015	10.6
*	10.25	+	Form of 2014 Employee Restricted Stock Unit Agreement for Executive Officers	1-10945	8-K	Feb. 2014	10.1
*	10.26	+	Form of 2014 Chairman Restricted Stock Unit Agreement for Mr. Huff	1-10945	8-K	Feb. 2014	10.3
*	10.27	+	Form of 2014 Performance Unit Agreement for Executive Officers	1-10945	8-K	Feb. 2014	10.2
*	10.28	+	Form of 2014 Chairman Performance Unit Agreement for Mr. Huff	1-10945	8-K	Feb. 2014	10.4
*	10.29	+	2014 Performance Award: Goals and Measures, relating to the form of 2014 Performance Unit Agreement for its executive officers and 2014 Chairman Performance Unit Agreement	1-10945	8-K	Feb. 2014	10.5
*	10.30	+	Form of 2014 Nonemployee Director Restricted Stock Agreement for Messrs. Collins, DesRoche, Hughes, Murphy and Pappas	1-10945	8-K	Feb. 2014	10.6
*	10.31	+	Oceaneering International, Inc. 2015 Annual Bonus Award Program Summary	1-10945	8-K	Feb. 2015	10.7
*	10.32	+	Form of 2015 Restricted Stock Unit Agreement	1-10945	8-K	Feb. 2015	10.1
*	10.33	+	Form of 2015 Performance Unit Agreement	1-10945	8-K	Feb. 2015	10.2
*	10.34	+	2015 Performance Award: Goals and Measures, relating to the form of 2015 Performance Unit Agreement	1-10945	8-K	Feb. 2015	10.3
*	10.35	+	Form of 2015 Nonemployee Director Restricted Stock Agreement for Messrs. Collins, Huff, Hughes, Murphy and Pappas	1-10945	8-K	Feb. 2015	10.4
*	10.36	+	Form of 2015 Nonemployee Director Restricted Stock Agreement for Mr. DesRoche	1-10945	8-K	Feb. 2015	10.5
	12.01		Computation of Ratio of Earnings to Fixed Charges
	21.01		Subsidiaries of Oceaneering
	23.01		Consent of Independent Registered Public Accounting Firm
	31.01		Rule 13a – 14(a)/15d – 14(a) certification of principal executive officer
	31.02		Rule 13a – 14(a)/15d – 14(a) certification of principal financial officer
	32.01		Section 1350 certification of principal executive officer
	32.02		Section 1350 certification of principal financial officer
	101.INS		XBRL Instance Document
	101.SCH		XBRL Taxonomy Extension Schema Document
	101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
	101.DEF		XBRL Taxonomy Extension Definition Linkbase Document
	101.LAB		XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Exhibit previously filed with the Securities and Exchange Commission, as indicated, and incorporated herein by reference.
+	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OCEANEERING INTERNATIONAL, INC.

Date:	February 19, 2016	By:	/S/ M. KEVIN MCEVOY
M. Kevin McEvoy
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/S/ M. KEVIN MCEVOY	Chief Executive Officer and Director	February 19, 2016
M. Kevin McEvoy	(Principal Executive Officer)

/S/ ALAN R. CURTIS	Senior Vice President and Chief Financial Officer	February 19, 2016
Alan R. Curtis	(Principal Financial Officer)

/S/ W. CARDON GERNER	Senior Vice President and Chief Accounting Officer	February 19, 2016
W. Cardon Gerner	(Principal Accounting Officer)

/S/ JOHN R. HUFF	Chairman of the Board	February 19, 2016
John R. Huff

/S/ T. JAY COLLINS	Director	February 19, 2016
T. Jay Collins

/S/ D. MICHAEL HUGHES	Director	February 19, 2016
D. Michael Hughes

/S/ PAUL B. MURPHY, JR.	Director	February 19, 2016
Paul B. Murphy, Jr.

/S/ HARRIS J. PAPPAS	Director	February 19, 2016
Harris J. Pappas

/S/ STEVEN A. WEBSTER	Director	February 19, 2016
Steven A. Webster

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Oceaneering International, Inc.
We have audited the accompanying consolidated balance sheets of Oceaneering International, Inc. and Subsidiaries (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, cash flows, and shareholders' equity for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 19, 2016 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Houston, Texas
February 19, 2016

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except share data)	2015	2014
ASSETS
Current Assets:
Cash and cash equivalents	$385,235	$430,714
Accounts receivable, net of allowances for doubtful accounts of $5,893 and $137	612,785	778,372
Inventory	328,453	375,588
Other current assets	191,020	128,876
Total Current Assets	1,517,493	1,713,550
Property and Equipment, at cost	2,772,580	2,660,788
Less accumulated depreciation	1,505,849	1,354,966
Net Property and Equipment	1,266,731	1,305,822
Other Assets:
Goodwill	426,872	331,474
Other non-current assets	218,440	154,094
Total Other Assets	645,312	485,568
Total Assets	$3,429,536	$3,504,940
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$118,277	$123,688
Accrued liabilities	477,284	490,260
Income taxes payable	20,395	65,189
Total Current Liabilities	615,956	679,137
Long-term Debt	795,836	743,469
Other Long-term Liabilities	439,010	424,863
Commitments and Contingencies
Shareholders' Equity:
Common Stock, par value $0.25 per share; 360,000,000 shares authorized; 110,834,088 shares issued	27,709	27,709
Additional paid-in capital	230,179	229,640
Treasury stock; 12,984,829 and 11,220,682 shares, at cost	(743,577)	(656,917)
Retained earnings	2,364,786	2,240,229
Accumulated other comprehensive income	(300,363)	(183,190)
Total Shareholders' Equity	1,578,734	1,657,471
Total Liabilities and Shareholders' Equity	$3,429,536	$3,504,940
The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(in thousands, except per share data)	2015	2014	2013
Revenue	$3,062,754	$3,659,624	$3,287,019
Cost of services and products	2,457,325	2,800,423	2,521,483
Gross Margin	605,429	859,201	765,536
Selling, general and administrative expense	231,619	230,871	220,420
Income from Operations	373,810	628,330	545,116
Interest income	607	293	554
Interest expense, net of amounts capitalized	(25,050)	(4,708)	(2,194)
Equity earnings (losses) of unconsolidated affiliates	2,230	(51)	133
Other income (expense), net	(15,336)	(387)	(1,273)
Income before Income Taxes	336,261	623,477	542,336
Provision for income taxes	105,250	195,148	170,836
Net Income	$231,011	$428,329	$371,500
Cash dividends declared per Share	$1.08	$1.03	$0.84
Basic Earnings per Share	$2.35	$4.02	$3.43
Weighted average basic shares outstanding	98,417	106,593	108,158
Diluted Earnings per Share	$2.34	$4.00	$3.42
Weighted average diluted shares outstanding	98,808	107,091	108,731
The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2015	2014	2013

Net Income	$231,011	$428,329	$371,500
Other comprehensive income (loss), net of tax:
Foreign currency translation	(118,705)	(128,666)	(71,282)
Pension-related adjustments	1,531	(1,947)	859
Other comprehensive income (loss)	(117,174)	(130,613)	(70,423)
Comprehensive Income	$113,837	$297,716	$301,077

The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2015	2014	2013
Cash Flows from Operating Activities:
Net income	$231,011	$428,329	$371,500
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	241,235	229,779	202,228
Deferred income tax provision	29,090	70,717	51,800
Net loss (gain) on dispositions of property and equipment	4,917	(1,165)	450
Noncash compensation	17,289	20,034	19,380
Distributions from unconsolidated affiliates greater than earnings	—	—	878
Excluding the effects of acquisitions, increase (decrease) in cash from:
Accounts receivable	178,796	(8,482)	(101,912)
Inventory	59,182	66,327	(110,508)
Other operating assets	(65,786)	(11,197)	(22,380)
Currency translation effect on working capital, excluding cash	(30,228)	(21,603)	(12,114)
Accounts payable and accrued liabilities	(44,783)	(43,507)	128,297
Income taxes payable	(45,943)	(15,639)	2,435
Other operating liabilities	(14,372)	8,169	1,370
Total adjustments to net income	329,397	293,433	159,924
Net Cash Provided by Operating Activities	560,408	721,762	531,424
Cash Flows from Investing Activities:
Purchases of property and equipment	(199,970)	(386,883)	(382,531)
Business acquisitions, net of cash acquired	(224,018)	(39,788)	(11,059)
Other investments	(19,531)	—	—
Distributions of capital from unconsolidated affiliates	5,963	4,772	4,279
Dispositions of property and equipment and equity investment	376	2,427	11,666
Net Cash Used in Investing Activities	(437,180)	(419,472)	(377,645)
Cash Flows from Financing Activities:
Net proceeds of 4.65% Senior Notes, net of issuance costs	—	493,125	—
Net proceeds (payments) of bank credit facilities, net of new loan costs	49,665	248,429	(93,739)
Excess tax benefits from employee benefit plans	247	3,932	4,279
Cash dividends	(106,454)	(109,742)	(90,885)
Purchases of treasury stock	(100,459)	(590,384)	—
Net Cash Provided by (Used in) Financing Activities	(157,001)	45,360	(180,345)
Effect of exchange rates on cash	(11,706)	(8,366)	(2,553)
Net Increase (Decrease) in Cash and Cash Equivalents	(45,479)	339,284	(29,119)
Cash and Cash Equivalents—Beginning of Period	430,714	91,430	120,549
Cash and Cash Equivalents—End of Period	$385,235	$430,714	$91,430

The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

						Accumulated Other Comprehensive Income (Loss)
	Common Stock Issued		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Currency Translation Adjustments	Pension
(in thousands)	Shares	Amount						Total
Balance, December 31, 2012	110,834	$27,709	$212,940	$(84,062)	$1,641,027	$21,138	$(3,292)	$1,815,460
Net Income	—	—	—	—	371,500	—	—	371,500
Other Comprehensive Income	—	—	—	—	—	(71,282)	859	(70,423)
Restricted stock unit activity	—	—	6,447	7,062	—	—	—	13,509
Restricted stock activity	—	—	(1,264)	1,264	—	—	—	—
Tax benefits from employee benefit plans	—	—	4,279	—	—	—	—	4,279
Cash dividends	—	—	—	—	(90,885)	—	—	(90,885)
Balance, December 31, 2013	110,834	27,709	222,402	(75,736)	1,921,642	(50,144)	(2,433)	2,043,440
Net Income	—	—	—	—	428,329	—	—	428,329
Other Comprehensive Income	—	—	—	—	—	(128,666)	(1,947)	(130,613)
Restricted stock unit activity	—	—	4,311	8,198	—	—	—	12,509
Restricted stock activity	—	—	(1,005)	1,005	—	—	—	—
Tax benefits from employee benefit plans	—	—	3,932	—	—	—	—	3,932
Cash dividends	—	—	—	—	(109,742)	—	—	(109,742)
Treasury stock purchases, 8,900,000 shares	—	—	—	(590,384)	—	—	—	(590,384)
Balance, December 31, 2014	110,834	27,709	229,640	(656,917)	2,240,229	(178,810)	(4,380)	1,657,471
Net Income	—	—	—	—	231,011	—	—	231,011
Other Comprehensive Income	—	—	—	—	—	(118,705)	1,531	(117,174)
Restricted stock unit activity	—	—	2,164	11,928	—	—	—	14,092
Restricted stock activity	—	—	(1,871)	1,871	—	—	—	—
Tax benefits from employee benefit plans	—	—	247	—	—	—	—	247
Cash dividends	—	—	—	—	(106,454)	—	—	(106,454)
Treasury stock purchases, 2,000,000 shares	—	—	—	(100,459)	—	—	—	(100,459)
Balance, December 31, 2015	110,834	$27,709	$230,180	$(743,577)	$2,364,786	$(297,515)	$(2,849)	$1,578,734

The accompanying Notes are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF MAJOR ACCOUNTING POLICIES

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
Inventory. Inventory is valued at lower of cost or market. We determine cost using the weighted-average method. During the second quarter of 2015, we recorded an inventory write-down of $9 million upon our decision to cease manufacturing subsea blow out preventer ("BOP") control systems. In the fourth quarter of 2015, we recorded an inventory write-down of $16.0 million attributable to remotely operated vehicle components, as we determined the components would not be used as a result of the deterioration in market conditions.
Property and Equipment and Long-Lived Intangible Assets. We provide for depreciation of property and equipment on the straight-line method over estimated useful lives of eight years for ROVs, three to 20 years for marine services equipment (such as vessels and diving equipment), and three to 25 years for buildings, improvements and other equipment.
Long-lived intangible assets, primarily acquired in connection with business combinations, include trade names, intellectual property and customer relationships and are being amortized with a weighted average remaining life of approximately 10 years. Amortization expense on intangible assets was $7.8 million, $6.6 million and $5.2 million in 2015, 2014 and 2013, respectively.
We charge the costs of repair and maintenance of property and equipment to operations as incurred, while we capitalize the costs of improvements that extend asset lives or functionality.
We capitalize interest on assets where the construction period is anticipated to be more than three months. We capitalized $2.4 million and $0.7 million of interest in 2015 and 2014, respectively and no interest in 2013. We do not allocate general administrative costs to capital projects. Upon the disposition of property and equipment, the related cost and accumulated depreciation accounts are relieved and any resulting gain or loss is included as an adjustment to cost of services and products.

Our management periodically, and upon the occurrence of a triggering event, reviews the realizability of our property and equipment and long-lived intangible assets to determine whether any events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. For long-lived assets to be held and used, we base our evaluation on impairment indicators such as the nature of the assets, the future economic benefits of the assets, any historical or future profitability measurements and other external market conditions or factors that may be present. If such impairment indicators are present or other factors exist that indicate that the carrying amount of an asset may not be recoverable, we determine whether an impairment has occurred through the use of an undiscounted cash flows analysis of the asset at the lowest level for which identifiable cash flows exist. If an impairment has occurred, we recognize a loss for the difference between the carrying amount and the fair value of the asset. For assets held for sale or disposal, the fair value of the asset is measured using fair market value less cost to sell. Assets are classified as held-for-sale when we have a plan for disposal of certain assets and those assets meet the held for sale criteria.
Business Acquisitions. We account for business combinations using the acquisition method of accounting, with the acquisition price being allocated to the assets acquired and liabilities assumed based on their fair values at the date of acquisition.

We made several smaller acquisitions during the periods presented, none of which were material.

In April 2015, we completed the acquisition of C & C Technologies, Inc. ("C&C"). C&C is a global provider of ocean-bottom mapping services in deepwater utilizing customized autonomous underwater vehicles and provides marine construction surveys for both surface and subsea assets, as well as satellite-based positioning services for drilling rigs and seismic and construction vessels. C&C also provides land and near-shore survey services along the U.S. Gulf Coast and in Mexico, and performs shallow water conventional geophysical surveys in the U.S. Gulf of Mexico. The acquisition price of approximately $224 million was paid in cash. We have accounted for this acquisition by allocating the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. This purchase price allocation is preliminary and is subject to change when we obtain final asset and liability valuations. Based on the terms of the acquisition agreement, all of our goodwill and other intangible assets associated with the C&C acquisition will be deductible for income tax purposes. We have included C&C's operations in our consolidated financial statements starting from the date of closing, and its operating results are reflected in our Subsea Projects segment. The acquisition of C&C did not have a material effect on our operating results, cash flows from operations or financial position.
Goodwill. In our annual evaluation of goodwill impairment, we first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, we determine it is more likely than not that the fair value of a reporting unit exceeds its carrying amount, performing the two-step impairment test is unnecessary. However, if we conclude otherwise, then we are required to perform the first step of the two-step impairment test. We tested the goodwill attributable to each of our reporting units for impairment as of December 31, 2015 and 2014 and concluded that there was no impairment. The only changes in our reporting units' goodwill balances during the periods presented are from business acquisitions, as discussed above, and currency exchange rate changes. For information regarding goodwill by business segment, see Note 7.
Revenue Recognition. We recognize our revenue according to the type of contract involved. On a daily basis, we recognize revenue under contracts that provide for specific time, material and equipment charges, which we bill periodically, ranging from weekly to monthly.

We account for significant fixed-price contracts, which we enter into mainly in our Subsea Products segment, and to a lesser extent in our Subsea Projects and Advanced Technologies segments, using the percentage-of-completion method. In 2015, we accounted for 16% of our revenue using the percentage-of-completion method. In determining whether a contract should be accounted for using the percentage-of-completion method, we consider whether:

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
Revenue in Excess of Amounts Billed on uncompleted fixed-price contracts accounted for using the percentage-of-completion method is summarized as follows:

	December 31,
(in thousands)	2015	2014
Revenue recognized	$694,690	$368,888
Less: Billings to customers	(649,550)	(312,968)
Revenue in excess of amounts billed	$45,140	$55,920

Billings in Excess of Revenue Recognized on uncompleted fixed-price contracts accounted for using the percentage-of-completion method are summarized as follows:

	December 31,
(in thousands)	2015	2014
Amounts billed to customers	$302,904	$196,501
Less: Revenue recognized	(190,812)	(109,547)
Billings in excess of revenue recognized	$112,092	$86,954
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

Foreign Currency Translation. The functional currency for several of our foreign subsidiaries is the applicable local currency. Results of operations for foreign subsidiaries with functional currencies other than the U.S. dollar are translated into U.S. dollars using average exchange rates during the period. Assets and liabilities of these foreign subsidiaries are translated into U.S. dollars using the exchange rates in effect at the balance sheet date, and the resulting translation adjustments are recognized, net of tax, in accumulated other comprehensive income as a component of shareholders' equity. All foreign currency transaction gains and losses are recognized currently in the Consolidated Statements of Income. We recorded $(15.4) million, $(0.5) million and $0.1 million of foreign currency transaction gains (losses) in 2015, 2014 and 2013, respectively, and those amounts are included as a component of Other income (expense), net.
Earnings per Share. For each year presented, the only difference between our annual calculated weighted average basic and diluted number of shares outstanding is the effect of outstanding restricted stock units.

Repurchase Plans. In February 2010, our Board of Directors approved a program to repurchase up to 12 million shares of our common stock. In 2014, we completed the purchase of the shares authorized under that program by repurchasing the remaining 8.9 million shares for $590 million. The total cost for the repurchase of the 12 million shares of our common stock was $677 million.
In December 2014, following completion of the February 2010 program, our Board of Directors approved a new share repurchase program under which we may repurchase up to 10 million shares of our common stock on a discretionary basis. The December 2014 program calls for the repurchases to be made in the open market, or in privately negotiated transactions from time to time, in compliance with applicable laws, rules and regulations, including Rule 10b-18 under the Securities Exchange Act of 1934, as amended, subject to market and business conditions, levels of available liquidity, cash requirements for other purposes, applicable legal requirements and other relevant factors. The timing and amount of any repurchases will be determined by management based on its evaluation of these factors. We expect that any shares repurchased under the new program will be held as treasury stock for future use. The new program does not obligate us to repurchase any particular number of shares. Under the new program, we had repurchased 2 million shares of our common stock for $100 million through December 31, 2015. We account for the shares we hold in treasury under the cost method, at average cost.
Financial Instruments. We recognize all derivative instruments as either assets or liabilities in the balance sheet and measure those instruments at fair value. Subsequent changes in fair value are reflected in current earnings, other comprehensive income or changes in assets or liabilities, depending on whether a derivative instrument is designated as part of a hedge relationship and, if it is, the type of hedge relationship. See Note 6 for information relative to the interest rate swap we have had in effect since 2014. During the year ended December 31, 2013, we had no derivative instruments in effect.

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
In November 2015, , the FASB issued ASU 2015-17, "Balance Sheet Classification of Deferred Taxes." Current GAAP requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. The Update requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. ASU 2015-17 is effective for our financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Earlier application is permitted. We do not anticipate that this update will have a material impact on our consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, "Financial Instruments—Overall (Subtopic 825-10) Recognition and Measurement of Financial Assets and Financial Liabilities." This update:

•
requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income;

•
simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. When a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value;

•
eliminates the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet;

•	requires entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes;

•
requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments;

•
requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; and

•	clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets.
ASU 2016-01 will be effective for us beginning on January 1, 2018. We are currently assessing the impact of these requirements on our consolidated financial statements and future disclosures.

2.	SELECTED BALANCE SHEET INFORMATION
The following is information regarding selected balance sheet accounts:

	December 31,
(in thousands)	2015	2014
Inventory:
Remotely operated vehicle parts and components	$163,539	$207,885
Other inventory, primarily raw materials	164,914	167,703
Total	$328,453	$375,588

Other Current Assets:
Deferred income taxes	$57,337	$49,809
Prepaid expenses	133,683	79,067
Total	$191,020	$128,876

Other Non-Current Assets:
Intangible assets, net	$93,701	$60,895
Cash surrender value of life insurance policies	55,924	53,653
Investment in unconsolidated affiliates	49,144	32,624
Other	19,671	6,922
Total	$218,440	$154,094

Accrued Liabilities:
Payroll and related costs	$161,228	$209,481
Accrued job costs	79,857	79,894
Deferred revenue	157,042	116,936
Other	79,157	83,949
Total	$477,284	$490,260

Other Long-Term Liabilities:
Deferred income taxes	$353,181	$322,758
Supplemental Executive Retirement Plan	46,931	45,423
Long-Term Incentive Plan	15,650	29,482
Accrued post-employment benefit obligations	7,511	11,349
Other	15,737	15,851
Total	$439,010	$424,863

3.	INCOME TAXES

Our provisions for income taxes and our cash taxes paid are as follows:

	Year Ended December 31,
(in thousands)	2015	2014	2013
Current:
Domestic	$11,028	$17,856	$45,468
Foreign	65,132	106,575	73,568
Total current	76,160	124,431	119,036
Deferred:
Domestic	40,284	73,520	56,115
Foreign	(11,194)	(2,803)	(4,315)
Total deferred	29,090	70,717	51,800
Total provision for income taxes	$105,250	$195,148	$170,836
Cash taxes paid	$119,591	$139,724	$113,760
The components of income before income taxes are as follows:

	Year Ended December 31,
(in thousands)	2015	2014	2013
Domestic	$51,018	$110,800	$68,066
Foreign	285,243	512,677	474,270
Income before income taxes	$336,261	$623,477	$542,336
As of December 31, 2015 and 2014, our worldwide deferred tax assets, liabilities and net deferred tax liabilities were as follows:

	December 31,
(in thousands)	2015	2014
Deferred tax assets:
Deferred compensation	$46,973	$50,829
Deferred income	18,787	16,305
Accrued expenses	12,624	9,235
Other	55,547	27,808
Gross deferred tax assets	133,931	104,177
Valuation allowance	—	—
Total deferred tax assets	$133,931	$104,177
Deferred tax liabilities:
Property and equipment	$126,079	$128,958
Unremitted foreign earnings not considered indefinitely reinvested	296,018	238,133
Basis difference in equity investments	7,678	8,947
Other	—	1,088
Total deferred tax liabilities	$429,775	$377,126
Net deferred income tax liability	$295,844	$272,949

Our net deferred tax liability is reflected within our balance sheet as follows:

	December 31,
(in thousands)	2015	2014
Deferred tax liabilities	$353,181	$322,758
Current deferred tax assets	(57,337)	(49,809)
Net deferred income tax liability	$295,844	$272,949

At December 31, 2015, we had approximately $40 million of foreign tax credits and $9.6 million of net operating losses available to reduce future payments of U.S. federal income taxes. The tax credits expire commencing in 2024, and the net operating losses expire commencing in 2032. We believe it is more likely than not that all our deferred tax assets are realizable. Reconciliations between the actual provision for income taxes on continuing operations and that computed by applying the United States statutory rate to income before income taxes were as follows:

	Year Ended December 31,
	2015	2014	2013
United States statutory rate	35.0%	35.0%	35.0%
State and local taxes	—	0.1	0.2
Foreign tax rate differential	(2.5)	(2.6)	(3.7)
Other items, net	(1.2)	(1.2)	—
Total effective tax rate	31.3%	31.3%	31.5%

We consider $641 million of unremitted earnings of our foreign subsidiaries to be indefinitely reinvested. It is not practical for us to compute the amount of additional U.S. tax that would be due on this amount. We have provided deferred income taxes on the foreign earnings not considered indefinitely reinvested.

We recognize the benefit for a tax position if the benefit is more likely than not to be sustainable upon audit by the applicable taxing authority. If this threshold is met, the tax benefit is then measured and recognized at the largest amount that we believe is greater than 50% likely of being realized upon ultimate settlement.

We account for any applicable interest and penalties on uncertain tax positions as a component of our provision for income taxes on our financial statements. We increased/(decreased) income tax expense by $(0.9) million, $(0.4) million and $1.7 million in 2015, 2014 and 2013, respectively, for penalties and interest on uncertain tax positions, which brought our total liabilities for penalties and interest on uncertain tax positions to $2.0 million and $2.9 million on our balance sheets at December 31, 2015 and 2014, respectively. All additions or reductions to those liabilities would affect our effective income tax rate in the periods of change.
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits, not including associated foreign tax credits and penalties and interest, is as follows:

	Year Ended December 31,
(in thousands)	2015	2014	2013
Beginning of year	$5,575	$7,168	$5,140
Additions based on tax positions related to the current year	260	432	100
Reductions for expiration of statutes of limitations	(1,649)	(1,572)	(1,225)
Additions based on tax positions related to prior years	1,059	254	3,490
Reductions based on tax positions related to prior years	—	(707)	(337)
Settlements	—	—	—
Balance at end of year	$5,245	$5,575	$7,168

Including associated foreign tax credits and penalties and interest, we have accrued a net total of $5.7 million in the caption "other long-term liabilities" on our balance sheet at December 31, 2015 for unrecognized tax benefits. We do not believe that the total of unrecognized tax benefits will significantly increase or decrease in the next 12 months.
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
Our tax returns are subject to audit by taxing authorities in multiple jurisdictions. These audits often take years to complete and settle. The following lists the earliest tax years open to examination by tax authorities where we have significant operations:

Jurisdiction	Periods
United States	2012
United Kingdom	2012
Norway	2005
Angola	2010
Brazil	2010
Australia	2011

4.	SELECTED INCOME STATEMENT INFORMATION

The following schedule shows our revenue, costs and gross margins by services and products:

	Year Ended December 31,
(in thousands)	2015	2014	2013
Revenue:
Services	$2,001,167	$2,336,304	$2,174,739
Products	1,061,587	1,323,320	1,112,280
Total revenue	3,062,754	3,659,624	3,287,019
Cost of Services and Products:
Services	1,585,305	1,742,411	1,624,483
Products	800,316	946,923	788,109
Unallocated expenses	71,704	111,089	108,891
Total cost of services and products	2,457,325	2,800,423	2,521,483
Gross margin:
Services	415,862	593,893	550,256
Products	261,271	376,397	324,171
Unallocated expenses	(71,704)	(111,089)	(108,891)
Total gross margin	$605,429	$859,201	$765,536

5.	DEBT
Long-term Debt consisted of the following:

	December 31,
(in thousands)	2015	2014
4.650% Senior Notes due 2024:
Principal of the notes	$500,000	$500,000
Issuance costs, net of amortization	(6,073)	(6,761)
Fair value of interest rate swap on $100 million of principal	1,909	230
Term Loan Facility	300,000	250,000
Revolving Credit Facility	—	—
Long-term Debt	$795,836	$743,469

In October 2014, we entered into a new credit agreement (as amended, the "Credit Agreement") with a group of banks to replace our prior principal credit agreement. The Credit Agreement provides for a $300 million three-year term loan (the "Term Loan Facility") and a $500 million five-year revolving credit facility (the "Revolving Credit Facility"). Subject to certain conditions, the aggregate commitments under the Revolving Credit Facility may be increased by up to $300 million at any time upon agreement between us and existing or additional lenders. Borrowings under the Revolving Credit Facility and the Term Loan Facility may be used for general corporate purposes. Simultaneously with the execution of the Credit Agreement and pursuant to its terms, we repaid all amounts outstanding under, and terminated, the prior credit agreement.

In November 2015, we entered into an Agreement and Amendment No. 1 to Credit Agreement (the "Amendment") to the Credit Agreement. The Amendment amended the Credit Agreement to (1) replace the maximum leverage ratio financial covenant with a new financial covenant restricting the maximum total capitalization ratio (defined in the Amendment to be the ratio of consolidated debt to total capitalization) to 55% and (2) extend the maturities of the Term Loan Facility and the Revolving Credit Facility by one year each, to October 27, 2018 and October 25, 2020, respectively, with the extending Lenders, which represent 93.75% of the existing commitments of the Lenders, such that (a) the total commitments for the Revolving Credit Facility will be $500 million until October 25, 2019 and thereafter $468.75 million until October 25, 2020, and (b) the outstanding term loan advances pursuant to the Term Loan Facility will be $300 million until October 27, 2017 and thereafter $281.25 million until October 27, 2018.

Borrowings under the Credit Agreement bear interest at an Adjusted Base Rate or the Eurodollar Rate (both as defined in the Credit Agreement), at our option, plus an applicable margin initially based on our Leverage Ratio (as defined in the Credit Agreement) and, at our election, based on the ratings of our senior unsecured debt by designated ratings services, thereafter to be based on such debt ratings. The applicable margin varies: (1) in the case of advances bearing interest at the Adjusted Base Rate, from 0.125% to 0.750% for borrowings under the Revolving Credit Facility and from 0% to 0.500% for borrowings under the Term Loan Facility; and (2) in the case of advances bearing interest at the Eurodollar Rate, from 1.125% to 1.750% for borrowings under the Revolving Credit Facility and from 1.000% to 1.500% for borrowings under the Term Loan Facility. The Adjusted Base Rate is the highest of (1) the per annum rate established by the administrative agent as its prime rate, (2) the federal funds rate plus 0.50% and (3) the daily one-month LIBOR plus 1%. We pay a commitment fee ranging from 0.125% to 0.300% on the unused portion of the Revolving Credit Facility, depending on our Leverage Ratio. The commitment fees are included as interest expense in our consolidated financial statements.

The Credit Agreement contains various covenants that we believe are customary for agreements of this nature, including, but not limited to, restrictions on our ability and the ability of each of our subsidiaries to incur debt, grant liens, make certain investments, make distributions, merge or consolidate, sell assets, enter into transactions with affiliates and enter into certain restrictive agreements. We are also subject to a maximum Capitalization Ratio of 55%. The Credit Agreement includes customary events of default and associated remedies. As of December 31, 2015, we were in compliance with all the covenants set forth in the Credit Agreement.

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

We incurred $6.9 million of issuance costs related to the Senior Notes and $2.2 million of new loan costs, including costs of the Amendment, related to the Credit Agreement. We are amortizing these costs, which are included on our balance sheet as a reduction of debt for the Senior Notes and as an other non-current asset for the Credit Agreement, to interest expense over ten years for the Senior Notes and over six years for the Revolving Credit Facility and the Term Loan Facility.

We made cash interest payments of $27.2 million, $3.7 million and $2.1 million in 2015, 2014 and 2013, respectively.

6.	COMMITMENTS AND CONTINGENCIES

Lease Commitments
At December 31, 2015, we occupied several facilities under noncancellable operating leases expiring at various dates through 2025. Future minimum rentals under all of our operating leases, including vessel rentals, are as follows:

(in thousands)
2016	$123,503
2017	55,377
2018	23,860
2019	15,313
2020	13,754
Thereafter	86,384
Total Lease Commitments	$318,191
Rental expense, which includes hire of vessels, specialized equipment and real estate rental, was approximately $229 million, $257 million and $191 million in 2015, 2014 and 2013, respectively.
Insurance
We self-insure for workers' compensation, maritime employer's liability and comprehensive general liability claims to levels we consider financially prudent, and, beyond the self-insurance level of exposure, we carry insurance, which can be by occurrence or in the aggregate. We determine the level of accruals for claims exposure by reviewing our historical experience and current year claim activity. We do not record accruals on a present-value basis. We review larger claims with insurance adjusters and establish specific reserves for known liabilities. We establish an additional reserve for incidents incurred but not reported to us for each year using our estimates and based on prior experience. We believe we have established adequate accruals for uninsured expected liabilities arising from those obligations. However, it is possible that future earnings could be affected by changes in our estimates relating to these matters.

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

Various other actions and claims are pending against us, most of which are covered by insurance. Although we cannot predict the ultimate outcome of these matters, we believe that our ultimate liability, if any, that may result from these other actions and claims will not materially affect our results of operations, cash flows or financial position.
Letters of Credit
We had $58 million and $70 million in letters of credit outstanding as of December 31, 2015 and 2014, respectively, as guarantees in force for self-insurance requirements and various bid and performance bonds, which are usually for the duration of the applicable contract.
Financial Instruments and Risk Concentration
In the normal course of business, we manage risks associated with foreign exchange rates and interest rates through a variety of strategies, including the use of hedging transactions. As a matter of policy, we do not use derivative instruments unless there is an underlying exposure.
Other financial instruments that potentially subject us to concentrations of credit risk are principally cash and cash equivalents and accounts receivable. The carrying value of cash and cash equivalents approximates its fair value due to the short maturity of the underlying instruments. Accounts receivable are generated from a broad group of customers, primarily from within the energy industry, which is our major source of revenue. Due to their short-term nature, carrying values of our accounts receivable and accounts payable approximate fair market value. The carrying values of borrowings under the Credit Agreement approximate their fair values because the short-term durations of the associated interest rate periods reflect market changes to interest rates. Our borrowings under the Credit Agreement are classified as Level 2 in the fair value hierarchy under U.S. GAAP (inputs other than quoted prices in active markets for similar assets and liabilities that are observable or can be corroborated by observable market data for substantially the full term for the assets or liabilities).

We estimated the fair market value of the Senior Notes to be $422 million at December 31, 2015. We arrived at this estimate by computing the net present value of the future principal and interest payments using a yield to maturity interest rate for securities of similar credit quality and term. The Senior Notes are classified as Level 2 in the fair value hierarchy under U.S. GAAP.

We have an interest rate swap in place on $100 million of the Senior Notes for the period from November 2014 to November 2024. The agreement swaps the fixed interest rate of 4.650% on $100 million of the Senior Notes to the floating rate of one month LIBOR plus 2.426%. We estimate the fair value of the interest rate swap to be an asset, included on our balance sheet in our other non-current assets, of $1.9 million at December 31, 2015. This asset value was arrived at using a discounted cash flow model using Level 2 inputs.

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
There are no differences in the basis of segmentation or in the basis of measurement of segment profit or loss in the year ended December 31, 2015 from those used in our consolidated financial statements for the years ended December 31, 2014 and 2013.

The table that follows presents Revenue, Income from Operations, Depreciation and Amortization Expense and Equity Earnings of Unconsolidated Affiliates by business segment:

	Year Ended December 31,
(in thousands)	2015	2014	2013
Revenue
Oilfield
Remotely Operated Vehicles	$807,723	$1,069,022	$981,728
Subsea Products	959,714	1,238,746	1,027,792
Subsea Projects	604,484	588,572	509,440
Asset Integrity	372,957	500,237	481,919
Total Oilfield	2,744,878	3,396,577	3,000,879
Advanced Technologies	317,876	263,047	286,140
Total	$3,062,754	$3,659,624	$3,287,019
Income from Operations
Oilfield
Remotely Operated Vehicles	$192,514	$320,550	$281,973
Subsea Products	175,585	281,239	231,050
Subsea Projects	92,034	107,852	93,865
Asset Integrity	18,235	55,469	55,243
Total Oilfield	478,368	765,110	662,131
Advanced Technologies	9,689	13,230	24,954
Unallocated Expenses	(114,247)	(150,010)	(141,969)
Total	$373,810	$628,330	$545,116
Depreciation and Amortization Expense
Oilfield
Remotely Operated Vehicles	$143,364	$145,691	$128,310
Subsea Products	49,792	46,085	39,964
Subsea Projects	29,863	18,561	15,331
Asset Integrity	10,713	12,775	12,401
Total Oilfield	233,732	223,112	196,006
Advanced Technologies	2,549	2,574	2,682
Unallocated Expenses	4,954	4,093	3,540
Total	$241,235	$229,779	$202,228

We determine income from operations for each business segment before interest income or expense, other income (expense) and provision for income taxes. We do not consider an allocation of these items to be practical.

During 2015, we recognized restructuring expenses of $25.4 million, attributable to each reporting segment as follows:

•	Remotely Operated Vehicles - $7.2 million;

•	Subsea Products - $8.7 million;

•	Subsea Projects - $2.5 million;

•	Asset Integrity - $6.4 million;

•	Advanced Technologies - $0.2 million; and

•	Unallocated Expenses - $0.4 million.

The restructuring expenses consisted substantially of severance costs that totaled $23.1 million during the year, of which $7.0 million was unpaid at December 31, 2015.
During each of 2015, 2014 and 2013, revenue from one customer, BP plc and subsidiaries, accounted for 18% of our total consolidated annual revenue.

The following table presents Assets, Property and Equipment and Goodwill by business segment as of the dates indicated:

	December 31,
(in thousands)	2015	2014
Assets
Oilfield
Remotely Operated Vehicles	$951,001	$1,148,680
Subsea Products	890,041	904,935
Subsea Projects	671,019	448,378
Asset Integrity	295,955	347,411
Total Oilfield	2,808,016	2,849,404
Advanced Technologies	97,764	86,203
Corporate and Other	523,756	569,333
Total	$3,429,536	$3,504,940
Property and Equipment, net
Oilfield
Remotely Operated Vehicles	$580,315	$693,240
Subsea Products	348,042	336,125
Subsea Projects	277,695	214,478
Asset Integrity	35,359	41,624
Total Oilfield	1,241,411	1,285,467
Advanced Technologies	12,614	8,780
Corporate and Other	12,706	11,575
Total	$1,266,731	$1,305,822
Goodwill
Oilfield
Remotely Operated Vehicles	$24,344	$25,458
Subsea Products	88,279	99,656
Subsea Projects	149,389	19,712
Asset Integrity	143,018	164,806
Total Oilfield	405,030	309,632
Advanced Technologies	21,842	21,842
Total	$426,872	$331,474
All assets specifically identified with a particular business segment have been segregated. Cash and cash equivalents, certain other current assets, certain investments and certain other assets have not been allocated to particular business segments and are included in Corporate and Other.

The following table presents Capital Expenditures, including business acquisitions, by business segment for the periods indicated:

	Year Ended December 31,
(in thousands)	2015	2014	2013
Capital Expenditures
Oilfield
Remotely Operated Vehicles	$57,558	$188,848	$225,885
Subsea Products	69,434	112,851	102,653
Subsea Projects	276,308	91,918	40,833
Asset Integrity	9,841	27,027	8,327
Total Oilfield	413,141	420,644	377,698
Advanced Technologies	5,015	2,352	13,175
Corporate and Other	5,832	3,675	2,717
Total	$423,988	$426,671	$393,590
Geographic Operating Areas
The following table summarizes certain financial data by geographic area:

	Year Ended December 31,
(in thousands)	2015	2014	2013
Revenue
Foreign:
Africa	$659,038	$795,229	$696,202
United Kingdom	367,326	456,804	383,397
Norway	250,272	488,789	461,915
Asia and Australia	245,978	317,277	335,129
Brazil	118,056	185,299	213,282
Other	116,647	98,881	90,456
Total Foreign	1,757,317	2,342,279	2,180,381
United States	1,305,437	1,317,345	1,106,638
Total	$3,062,754	$3,659,624	$3,287,019
Long-Lived Assets
Foreign:
Norway	$274,868	$332,503	$429,603
Africa	205,440	215,122	186,865
United Kingdom	138,327	113,191	99,250
Asia and Australia	71,438	90,061	83,885
Brazil	57,896	99,269	112,840
Other	43,128	56,079	38,516
Total Foreign	791,097	906,225	950,959
United States	1,070,841	838,273	691,404
Total	$1,861,938	$1,744,498	$1,642,363
Revenue is based on location where services are performed and products are manufactured.

8.	EMPLOYEE BENEFIT PLANS
Retirement Investment Plans
We have several employee retirement investment plans that, taken together, cover most of our full-time employees. The Oceaneering Retirement Investment Plan is a 401(k) plan in which U.S. employees may participate by deferring a portion of their gross monthly salary and directing us to contribute the deferred amount to the plan. We match a portion of the employees' deferred compensation. Our contributions to the 401(k) plan were $22.8 million, $21.3 million and $18.4 million for the plan years ended December 31, 2015, 2014 and 2013, respectively. In 2013, we amended the plan to give plan participants the option to be paid directly, or through the plan within 90 days of the close of the plan year, for dividends on Oceaneering International, Inc. stock that the plan participants held within the plan. This change allowed us to realize a tax benefit from tax deductions in excess of financial statement expense of $1.1 million and $0.8 million in 2015 and 2014, respectively.
We also make matching contributions to foreign employee savings plans similar in nature to a 401(k) plan. In 2015, 2014 and 2013, these contributions, principally related to plans associated with U.K. and Norwegian subsidiaries, were $15.1 million, $18.7 million and $17.4 million, respectively.
The Oceaneering International, Inc. Supplemental Executive Retirement Plan covers selected key management employees and executives, as approved by the Compensation Committee of our Board of Directors (the "Compensation Committee"). Under this plan, we accrue an amount determined as a percentage of the participant's gross monthly salary and the amounts accrued are treated as if they are invested in one or more investment vehicles pursuant to this plan. Expenses related to this plan during 2015, 2014 and 2013 were $3.3 million, $3.3 million and $3.4 million, respectively.
We have defined benefit plans covering some of our employees in the U.K. and Norway. There are no further benefits accruing under the U.K. plan, and the Norway plan is closed to new participants. The projected benefit obligations for both plans were $28 million and $32 million, at December 31, 2015 and 2014, respectively, and the fair values of the plan assets (using Level 2 inputs) for both plans were $26 million and $27 million at December 31, 2015 and 2014, respectively.
Incentive Plan
Under our Amended and Restated 2010 Incentive Plan (the "Incentive Plan"), shares of our common stock are made available for awards to employees and nonemployee members of our Board of Directors.
The Incentive Plan is administered by the Compensation Committee; however, the full Board of Directors makes determinations regarding awards to nonemployee directors under the Incentive Plan. The Compensation Committee or our Board of Directors, as applicable, determines the type(s) of award(s) to be made to each participant and sets forth in the related award agreement the terms, conditions and limitations applicable to each award. Stock options, stock appreciation rights and stock and cash awards may be made under the Incentive Plan. There has been no stock option activity after December 31, 2010 and there are no options outstanding under the Incentive Plan. We have not granted any stock options since 2005 and the Compensation Committee has expressed its intention to refrain from using stock options as a component of employee compensation for our executive officers and other employees for the foreseeable future. Additionally, the Board of Directors has expressed its intention to refrain from using stock options as a component of nonemployee director compensation for the foreseeable future.

In 2015, 2014 and 2013, the Compensation Committee granted awards of performance units to certain of our key executives and employees and, in 2014 and 2013, our Board of Directors granted performance units under a prior incentive plan to our Chairman of the Board of Directors (our "Chairman"). The performance units awarded are scheduled to vest in full on the third anniversary of the award date, or pro rata over three years if the participant meets certain age and years of service requirements. The Compensation Committee and the Board of Directors have approved specific financial goals and measures (as defined in the Performance Award Goals and Measures), based on our cumulative cash flow from operations and a comparison of return on invested capital and cost of capital for each of the three-year periods ending December 31, 2017, 2016 and 2015 to be used as the basis for the final value of the performance units. The final value of each performance unit granted in 2015, 2014 and 2013 may range from $0 to $150. Upon vesting and determination of value, the value of the performance units will be payable in cash. Compensation expense related to the performance units was $6.8 million, $22.8 million and $22.9 million in 2015, 2014 and 2013, respectively. As of December 31, 2015, there were 462,674 performance units outstanding.
During 2015, 2014 and 2013, the Compensation Committee granted restricted units of our common stock to certain of our key executives and employees. During 2015, our Board of Directors granted restricted common stock to our nonemployee directors. During 2014 and 2013, our Board of Directors granted restricted units of our common stock to our Chairman and restricted common stock to our other nonemployee directors. Over 65%, 60%, and 60% of the grants made to our employees in 2015, 2014 and 2013, respectively, vest in full on the third anniversary of the award date, conditional upon continued employment. The remainder of the grants made to employees and all the grants of restricted stock units made to our Chairman vest pro rata over three years, as these participants meet certain age and years-of-service requirements. For the grants of restricted stock units to each of the participant employees and the Chairman, the participant will be issued a share of our common stock for the participant's vested restricted stock units at the earlier of three years or, if the participant vested earlier after meeting the age and service requirements, following termination of employment or service. The grants of restricted stock to our nonemployee directors were scheduled to vest in full on the first anniversary of the award date conditional upon continued service as a director, with two exceptions.  In each of February 2013 and February 2015, we granted shares of restricted common stock to a director who had given written notice of his intention to retire from our board of directors.  Those shares were to vest if the director's service continued until the election of directors at our subsequent annual meeting of shareholders in April 2013 and May 2015, respectively.  Both directors fulfilled that requirement by resigning concurrent with that election and the shares of restricted stock became vested.
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
The tax benefit (additional charge) realized from tax deductions in excess of (less than) the financial statement expense of our restricted stock grants was $(0.9) million, $3.1 million and $3.4 million in 2015, 2014 and 2013, respectively.

The following is a summary of our restricted stock and restricted stock unit activity for 2015, 2014 and 2013:

	Number	Weighted Average Fair Value	Aggregate Intrinsic Value
Balance at December 31, 2012	1,031,572	$42.27
Granted	330,705	62.55
Issued	(376,078)	33.18	$23,904,000
Forfeited	(25,909)	52.72
Balance at December 31, 2013	960,290	52.53
Granted	299,274	70.63
Issued	(411,800)	43.57	$29,043,000
Forfeited	(33,364)	62.66
Balance at December 31, 2014	814,400	63.30
Granted	380,991	52.40
Issued	(311,119)	57.94	$16,518,000
Forfeited	(52,981)	60.45
Balance at December 31, 2015	831,291	$60.49

The restricted stock units granted in 2015, 2014 and 2013 carry no voting rights and no dividend rights. Each grantee of shares of restricted common stock is deemed to be the record owner of those shares during the restriction period, with the right to vote and receive any dividends on those shares.
Grants of restricted stock units are valued at their estimated fair values as of their respective grant dates. The grants in 2015, 2014 and 2013 were subject only to vesting conditioned on continued employment or service as a nonemployee director; therefore, these grants were valued at the grant date fair market value using the closing price of our stock on the New York Stock Exchange.
Compensation expense under the restricted stock plans was $15.9 million, $17.2 million and $16.7 million for 2015, 2014 and 2013, respectively. As of December 31, 2015, we had $14.9 million of future expense to be recognized related to our restricted stock unit plans over a weighted average remaining life of 1.7 years.

Post-Employment Benefit
In 2001, we entered into an agreement with our Chairman who was also then our Chief Executive Officer. That agreement was amended in 2006 and in 2008. Pursuant to the amended agreement, the Chairman relinquished his position as Chief Executive Officer in May 2006 and began his post-employment service period on December 31, 2006, which continued through August 15, 2011, during which service period the Chairman, acting as an independent contractor, agreed to serve as nonexecutive Chairman of our Board of Directors. The agreement provides the Chairman with post-employment benefits for ten years following August 15, 2011. The agreement also provides for medical coverage on an after-tax basis to the Chairman, his spouse and children for their lives. We recognized the net present value of the post-employment benefits over the expected service period. Our total accrued liabilities, current and long-term, under this post-employment benefit were $5.1 million and $5.7 million at December 31, 2015 and 2014, respectively.
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

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
(in thousands, except per share data)

	Year Ended December 31, 2015
Quarter Ended	March 31	June 30	Sept. 30	Dec. 31	Total
Revenue	$786,772	$810,303	$743,613	$722,066	$3,062,754
Gross margin	163,449	167,545	168,313	106,122	605,429
Income from operations	106,650	107,940	113,464	45,756	373,810
Net income	69,499	65,468	68,539	27,505	231,011
Diluted earnings per share	$0.70	$0.66	$0.70	$0.28	$2.34
Weighted average number of diluted shares outstanding	99,912	98,893	98,185	98,268	98,808
	Year Ended December 31, 2014
Quarter Ended	March 31	June 30	Sept. 30	Dec. 31	Total
Revenue	$840,201	$927,407	$973,089	$918,927	$3,659,624
Gross margin	189,491	218,215	241,855	209,640	859,201
Income from operations	132,862	161,311	181,918	152,239	628,330
Net income	91,225	110,295	124,338	102,471	428,329
Diluted earnings per share	$0.84	$1.02	$1.16	$0.99	$4.00
Weighted average number of diluted shares outstanding	108,724	108,421	107,407	103,851	107,091

Exhibit Index

				Registration or File Number	Form of Report	Report Date	Exhibit Number
*	3.01		Restated Certificate of Incorporation	1-10945	10-K	Dec. 2000	3.01
*	3.02		Certificate of Amendment to Restated Certificate of Incorporation	1-10945	8-K	May 2008	3.1
*	3.03		Certificate of Amendment to Restated Certificate of Incorporation	1-10945	8-K	May 2014	3.1
*	3.04		Amended and Restated Bylaws	1-10945	8-K	Aug. 2015	3.1
*	4.01		Specimen of Common Stock Certificate	1-10945	10-K	Mar. 1993	4(a)
*	4.02		Credit Agreement, dated as of October 27, 2014, by and among Oceaneering International, Inc., Wells Fargo Bank, National Association, as administrative agent and swing line lender, and certain lenders party thereto	1-10945	8-K	Oct. 2014	4.1
*	4.03		Agreement and amendment No. 1 to Credit Agreement	1-10945	8-K	Nov. 2015	4.1
*	4.04		Indenture dated, November 21, 2014, between Oceaneering International, Inc. and Wells Fargo Bank, National Association, as Trustee, relating to senior debt securities of Oceaneering International, Inc.	1-10945	8-K	Nov. 2014	4.1
*	4.05		First Supplemental Indenture, dated November 21, 2014, between Oceaneering International, Inc. and Wells Fargo Bank, National Association, as Trustee, providing for the issuance of Oceaneering International, Inc.’s 4.650% Senior Notes due 2024 (including Form of Notes).	1-10945	8-K	Nov. 2014	4.2
We and certain of our consolidated subsidiaries are parties to debt instruments under which the total amount of securities authorized does not exceed 10% of our total consolidated assets. Pursuant to paragraph 4(iii)(A) of Item 601(b) of Regulation S-K, we agree to furnish a copy of those instruments to the Securities and Exchange Commission on request.

*	10.01		Oceaneering International, Inc. Retirement Investment Plan, Amended and Restated effective January 1, 2013	1-10945	10-Q	June 2014	10.01
*	10.02	+	First Amendment to the Oceaneering Retirement Investment Plan, effective June 1, 2014	1-10945	10-K	Dec. 2014	10.02
*	10.03	+	Second Amendment to the Oceaneering Retirement Investment Plan, effective January 1, 2015	1-10945	10-K	Dec. 2014	10.35
*	10.04	+	Oceaneering Retirement Investment Plan Trust Agreement effective December 31, 2013	1-10945	10-K	Dec. 2014	10.13
*	10.05	+	Amended and Restated Service Agreement dated as of December 21, 2006 between Oceaneering and John R. Huff	1-10945	8-K	Dec. 2006	10.1
*	10.06	+	Modification to Service Agreement dated as of December 21, 2006 between Oceaneering and John R. Huff	1-10945	8-K	Dec. 2008	10.9
*	10.07	+	Trust Agreement dated as of May 12, 2006 between Oceaneering and United Trust Company, National Association	1-10945	8-K	May 2006	10.2

*	10.08	+	First Amendment to Trust Agreement dated as of May 12, 2006 between Oceaneering International, Inc. and Bank of America National Association, as successor trustee	1-10945	8-K	Dec. 2008	10.10
*	10.09	+	Oceaneering International, Inc. Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2009	1-10945	8-K	Dec. 2008	10.5
*	10.10	+	Amended and Restated Oceaneering International, Inc. Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2000 (for Internal Revenue Code Section 409A-grandfathered benefits)	1-10945	8-K	Dec. 2008	10.6
*	10.11	+	Change-of-Control Agreements dated as of November 16, 2001 between Oceaneering and M. Kevin McEvoy and Marvin J. Migura	1-10945	10-K	Dec. 2001	10.06
*	10.12	+	Form of First Amendment to Change-of-Control Agreement with M. Kevin McEvoy and Marvin J. Migura	1-10945	8-K	Dec. 2008	10.7
*	10.13	+	Form of Change-of-Control Agreement and Annex for Roderick A. Larson	1-10945	8-K	Aug. 2015	10.3
*	10.14	+	Form of Change-of-Control Agreement	1-10945	8-K	May 2011	10.5
*	10.15	+	Form of Indemnification Agreement	1-10945	8-K	May 2011	10.4
*	10.16	+	2010 Incentive Plan	333-166612	S-8	May 2010	4.6
*	10.17	+	Amended and Restated 2010 Incentive Plan	1-10945	DEF 14A	Apr. 2015	Appendix A
*	10.18	+	Form of 2013 Employee Restricted Stock Unit Agreement for Executive Officers	1-10945	8-K	Feb. 2013	10.1
*	10.19	+	Form of 2013 Chairman Restricted Stock Unit Agreement for John R. Huff	1-10945	8-K	Feb. 2013	10.3
*	10.20	+	Form of 2013 Performance Unit Agreement for Executive Officers	1-10945	8-K	Feb. 2013	10.2
*	10.21	+	Form of 2013 Chairman Performance Unit Agreement for John R. Huff	1-10945	8-K	Feb. 2013	10.4
*	10.22	+	2013 Performance Award: Goals and Measures, relating to the form of 2013 Performance Unit Agreement for its executive officers and 2013 Chairman Performance Unit Agreement	1-10945	8-K	Feb. 2013	10.5
*	10.23	+	Form of 2013 Nonemployee Director Restricted Stock Agreement for T. Jay Collins, Jerold J. DesRoche, D. Michael Hughes, Paul B. Murphy, Jr. and Harris J. Pappas	1-10945	8-K	Feb. 2013	10.6
*	10.24	+	Oceaneering International, Inc. 2014 Annual Bonus Award Program Summary	1-10945	8-K	Feb. 2015	10.6
*	10.25	+	Form of 2014 Employee Restricted Stock Unit Agreement for Executive Officers	1-10945	8-K	Feb. 2014	10.1
*	10.26	+	Form of 2014 Chairman Restricted Stock Unit Agreement for Mr. Huff	1-10945	8-K	Feb. 2014	10.3
*	10.27	+	Form of 2014 Performance Unit Agreement for Executive Officers	1-10945	8-K	Feb. 2014	10.2
*	10.28	+	Form of 2014 Chairman Performance Unit Agreement for Mr. Huff	1-10945	8-K	Feb. 2014	10.4
*	10.29	+	2014 Performance Award: Goals and Measures, relating to the form of 2014 Performance Unit Agreement for its executive officers and 2014 Chairman Performance Unit Agreement	1-10945	8-K	Feb. 2014	10.5

*	10.30	+	Form of 2014 Nonemployee Director Restricted Stock Agreement for Messrs. Collins, DesRoche, Hughes, Murphy and Pappas	1-10945	8-K	Feb. 2014	10.6
*	10.31	+	Oceaneering International, Inc. 2015 Annual Bonus Award Program Summary	1-10945	8-K	Feb. 2015	10.7
*	10.32	+	Form of 2015 Restricted Stock Unit Agreement	1-10945	8-K	Feb. 2015	10.1
*	10.33	+	Form of 2015 Performance Unit Agreement	1-10945	8-K	Feb. 2015	10.2
*	10.34	+	2015 Performance Award: Goals and Measures, relating to the form of 2015 Performance Unit Agreement	1-10945	8-K	Feb. 2015	10.3
*	10.35	+	Form of 2015 Nonemployee Director Restricted Stock Agreement for Messrs. Collins, Huff, Hughes, Murphy and Pappas	1-10945	8-K	Feb. 2015	10.4
*	10.36	+	Form of 2015 Nonemployee Director Restricted Stock Agreement for Mr. DesRoche	1-10945	8-K	Feb. 2015	10.5
	12.01		Computation of Ratio of Earnings to Fixed Charges
	21.01		Subsidiaries of Oceaneering
	23.01		Consent of Independent Registered Public Accounting Firm
	31.01		Rule 13a – 14(a)/15d – 14(a) certification of principal executive officer
	31.02		Rule 13a – 14(a)/15d – 14(a) certification of principal financial officer
	32.01		Section 1350 certification of principal executive officer
	32.02		Section 1350 certification of principal financial officer
	101.INS		XBRL Instance Document
	101.SCH		XBRL Taxonomy Extension Schema Document
	101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
	101.DEF		XBRL Taxonomy Extension Definition Linkbase Document
	101.LAB		XBRL Taxonomy Extension Label Linkbase Document
	101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document
	*		Exhibit previously filed with the Securities and Exchange Commission, as indicated, and incorporated herein by reference.
	+		Management contract or compensatory plan or arrangement.
	*		Exhibit previously filed with the Securities and Exchange Commission, as indicated, and incorporated herein by reference.
	+		Management contract or compensatory plan or arrangement.