Form 10-Q
period 2016-03-31
OCEANEERING INTERNATIONAL INC
filed 2016-04-29
CIK 73756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
☐ Yes    ☑ No
Number of shares of Common Stock outstanding as of April 22, 2016: 98,059,876

Oceaneering International, Inc.
Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	Mar 31, 2016	Dec 31, 2015
(in thousands, except share data)
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$370,853	$385,235
Accounts receivable, net of allowances for doubtful accounts of $5,089 and $5,893	577,213	612,785
Inventory	352,122	328,453
Other current assets	126,307	191,020
Total Current Assets	1,426,495	1,517,493
Property and Equipment, at cost	2,791,711	2,772,580
Less accumulated depreciation	1,553,572	1,505,849
Net Property and Equipment	1,238,139	1,266,731
Other Assets:
Goodwill	443,121	426,872
Other non-current assets	256,418	218,440
Total Other Assets	699,539	645,312
Total Assets	$3,364,173	$3,429,536
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$76,857	$118,277
Accrued liabilities	435,475	477,284
Income taxes payable	10,880	20,395
Total Current Liabilities	523,212	615,956
Long-term Debt	800,560	795,836
Other Long-term Liabilities	428,753	439,010
Commitments and Contingencies
Shareholders’ Equity:
Common Stock, par value $0.25 per share; 360,000,000 shares authorized; 110,834,088 shares issued	27,709	27,709
Additional paid-in capital	217,859	230,179
Treasury stock; 12,775,877 and 12,984,829 shares, at cost	(731,612)	(743,577)
Retained earnings	2,363,413	2,364,786
Accumulated other comprehensive loss	(265,721)	(300,363)
Total Shareholders' Equity	1,611,648	1,578,734
Total Liabilities and Shareholders' Equity	$3,364,173	$3,429,536
The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended Mar 31,
(in thousands, except per share data)	2016	2015
Revenue	$608,344	$786,772
Cost of services and products	510,864	623,323
Gross Margin	97,480	163,449
Selling, general and administrative expense	49,381	56,799
Income from Operations	48,099	106,650
Interest income	295	156
Interest expense, net of amounts capitalized	(6,392)	(6,088)
Equity in income (losses) of unconsolidated affiliates	526	(255)
Other income (expense), net	(5,988)	700
Income before Income Taxes	36,540	101,163
Provision for income taxes	11,437	31,664
Net Income	$25,103	$69,499
Cash Dividends declared per Share	$0.27	$0.27
Basic Earnings per Share	$0.26	$0.70
Diluted Earnings per Share	$0.26	$0.70
The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended Mar 31,
(in thousands)	2016	2015
Net Income	$25,103	$69,499

Other comprehensive income, net of tax:

Foreign currency translation adjustments	34,642	(62,402)

Total other comprehensive income (loss)	34,642	(62,402)

Total Comprehensive Income	$59,745	$7,097

The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended Mar 31,
(in thousands)	2016	2015
Cash Flows from Operating Activities:
Net income	$25,103	$69,499
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	59,781	58,003
Deferred income tax provision (benefit)	(389)	16,904
Net gain on sales of property and equipment	(9)	(107)
Noncash compensation	4,667	4,084
Excluding the effects of acquisitions, increase (decrease) in cash from:
Accounts receivable	35,572	3,467
Inventory	(23,669)	(4,248)
Other operating assets	45,547	(29,081)
Currency translation effect on working capital, excluding cash	10,248	(16,087)
Current liabilities	(95,583)	(80,716)
Other operating liabilities	(7,644)	(13,624)
Total adjustments to net income	28,521	(61,405)
Net Cash Provided by Operating Activities	53,624	8,094
Cash Flows from Investing Activities:
Purchases of property and equipment	(21,206)	(49,412)
Other investments	(19,950)	—
Distributions of capital from unconsolidated affiliates	2,098	1,054
Dispositions of property and equipment	1,581	112
Net Cash Used in Investing Activities	(37,477)	(48,246)
Cash Flows from Financing Activities:
Net tax deficiency from employee benefit plans	(3,004)	(781)
Cash dividends	(26,476)	(26,957)
Purchases of treasury stock	—	(55,804)
Net Cash Used in Financing Activities	(29,480)	(83,542)
Effect of exchange rates on cash	(1,049)	(2,508)
Net Decrease in Cash and Cash Equivalents	(14,382)	(126,202)
Cash and Cash Equivalents—Beginning of Period	385,235	430,714
Cash and Cash Equivalents—End of Period	$370,853	$304,512
The accompanying Notes are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    SUMMARY OF MAJOR ACCOUNTING POLICIES

Basis of Presentation. We have prepared these unaudited consolidated financial statements pursuant to instructions for quarterly reports on Form 10-Q, which we are required to file with the U.S. Securities and Exchange Commission (the "SEC"). These financial statements do not include all information and footnotes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). These financial statements reflect all adjustments that we believe are necessary to present fairly our financial position at March 31, 2016 and our results of operations and cash flows for the periods presented. Except as otherwise disclosed herein, all such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in our annual report on Form 10-K for the year ended December 31, 2015. The results for interim periods are not necessarily indicative of annual results.
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
We capitalize interest on assets where the construction period is anticipated to be more than three months. We capitalized $0.9 million and $0.6 million of interest in the three-month periods ended March 31, 2016 and 2015, respectively. We do not allocate general administrative costs to capital projects.
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

Goodwill. In our annual evaluation of goodwill for impairment, we first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, we determine it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we are required to perform the first step of the two-step impairment test. We tested the goodwill attributable to each of our reporting units for impairment as of December 31, 2015 and concluded that there was no impairment.

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

In September 2015, the FASB issued ASU 2015-16, "Business Combinations - Simplifying the Accounting for Measurement-Period Adjustments." This update requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The update requires that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The update requires an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 became effective for our financial statements January 1, 2016. This update has not had a material impact on our consolidated financial statements.
In November 2015, the FASB issued ASU 2015-17, "Balance Sheet Classification of Deferred Taxes." Current GAAP requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. The Update requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. ASU 2015-17 is effective for our financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Earlier application is permitted. We do not anticipate that this update will have a material impact on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, "Leases." This update requires lessees to recognize for all leases, with the exception of short-term leases, a liability equal to the present value of lease payments and a corresponding right-of-use asset also based on the present value of lease payments. We are currently evaluating the requirements of ASU 2016-02 and have not yet determined its impact on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, "Compensation - Stock Compensation - Improvements to Employee Share-Based Payment Accounting." This update requires that all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) should be recognized as income tax expense or benefit in the income statement. The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. An entity also should recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. Currently, an entity must determine, for each award, whether the difference between the deduction for tax purposes and the compensation cost recognized for financial reporting purposes results in either an excess tax benefit or a tax deficiency. Excess tax benefits are recognized in additional paid-in capital; tax deficiencies are recognized either as an offset to accumulated excess tax benefits, if any, or in the income statement. The amendments in this update are effective for us beginning January 1, 2017. We do not anticipate that this update will have a material effect on our consolidated financial statements.

2.    INVENTORY
The following is information regarding our inventory:

(in thousands)	Mar 31, 2016	Dec 31, 2015
Inventory:
Remotely operated vehicle parts and components	$160,821	$163,539
Other inventory, primarily raw materials	191,301	164,914
Total	$352,122	$328,453

3.    DEBT
Long-term Debt consisted of the following:

(in thousands)	Mar 31, 2016	Dec 31, 2015
4.650% Senior Notes due 2024:
Principal of the Notes	$500,000	$500,000
Issuance costs, net of amortization	(5,901)	(6,073)
Fair value of interest rate swap on $100 million of principal	6,461	1,909
Term Loan Facility	300,000	300,000
Revolving Credit Facility	—	—
Long-term Debt	$800,560	$795,836

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

Borrowings under the Credit Agreement bear interest at an Adjusted Base Rate or the Eurodollar Rate (both as defined in the Credit Agreement), at our option, plus an applicable margin based on our Leverage Ratio (as defined in the Credit Agreement) and, at our election, based on the ratings of our senior unsecured debt by designated ratings services, thereafter to be based on such debt ratings. The applicable margin varies: (1) in the case of advances bearing interest at the Adjusted Base Rate, from 0.125% to 0.750% for borrowings under the Revolving Credit Facility and from 0% to 0.500% for borrowings under the Term Loan Facility; and (2) in the case of advances bearing interest at the Eurodollar Rate, from 1.125% to 1.750% for borrowings under the Revolving Credit Facility and from 1.000% to 1.500% for borrowings under the Term Loan Facility. The Adjusted Base Rate is the highest of (1) the per annum rate established by the administrative agent as its prime rate, (2) the federal funds rate plus 0.50% and (3) the daily one-month LIBOR plus 1% . We pay a commitment fee ranging from 0.125% to 0.300% on the unused portion of the Revolving Credit Facility, depending on our Leverage Ratio. The commitment fees are included as interest expense in our consolidated financial statements.

The Credit Agreement contains various covenants that we believe are customary for agreements of this nature, including, but not limited to, restrictions on our ability and the ability of each of our subsidiaries to incur debt, grant liens, make certain investments, make distributions, merge or consolidate, sell assets, enter into transactions with affiliates and enter into certain restrictive agreements. We are also subject to a maximum total capitalization ratio of 55%, as noted above. The Credit Agreement includes customary events of default and associated remedies. As of March 31, 2016, we were in compliance with all the covenants set forth in the Credit Agreement.

We incurred $6.9 million of issuance costs related to the Senior Notes and $2.2 million of new loan costs, including costs of the Amendment, related to the Credit Agreement. We are amortizing these costs, which are included on our balance sheet as a reduction of debt for the Senior Notes and as an other non-current asset for the Credit Agreement, to interest expense over ten years for the Senior Notes and over six years for the Credit Agreement.

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

The carrying values of cash and cash equivalents approximate their fair values due to the short-term maturity of the underlying instruments. Accounts receivable are generated from a broad group of customers, primarily from within the energy industry, which is our major source of revenue. Due to their short-term nature, carrying values of our accounts receivable and accounts payable approximate fair market values. We had borrowings of $300 million at March 31, 2016 under our Term Loan Facility. Due to the short-term nature of the associated interest rate periods, the carrying value of our debt under the Term Loan Facility approximates its fair value. This debt is classified as Level 2 in the fair value hierarchy under U.S. GAAP (inputs other than quoted prices in active markets for similar assets and liabilities that are observable or can be corroborated by observable market data for substantially the full term for the assets or liabilities).

We estimated the fair market value of the Senior Notes to be $434 million at March 31, 2016. The Senior Notes are are classified as Level 2 in the fair value hierarchy under U.S. GAAP (inputs other than quoted prices in active markets for similar assets and liabilities that are observable or can be corroborated by observable market data for substantially the full term for the assets or liabilities).

We have an interest rate swap in place on $100 million of the Senior Notes for the period from November 2014 to November 2024. The agreement swaps the fixed interest rate of 4.650% on $100 million of the Senior Notes to the floating rate of one month LIBOR plus 2.426%. We estimate the fair value of the interest rate swap to be an asset of $6.5 million at March 31, 2016, which is reflected on our balance sheet as a component of Other Long-term Assets, with the offset as an adjustment to the carrying value of Long-term Debt. This value was arrived at using a discounted cash flow model using Level 2 inputs.

Since the second quarter of 2015, the exchange rate for the Angolan kwanza relative to the U.S. dollar has been declining. As our functional currency in Angola is the U.S. dollar, we recorded foreign currency transaction losses related to the kwanza of $7.0 million in the three months ended March 31, 2016 as a component of Other income (expense), net in our Consolidated Statement of Income for the period. The foreign currency transaction losses related primarily to the remeasurement of our Angolan kwanza cash balances to U.S. dollars. Conversion of cash balances from kwanza to U.S. dollars is controlled by the central bank in Angola, and the central bank has slowed this process since mid 2015, causing our kwanza cash balances to increase. As of March 31, 2016, we had the equivalent of approximately $22 million of cash in kwanza in Angola reflected on our balance sheet.
To mitigate our currency exposure risk in Angola, through March 31, 2016 we have used kwanza to purchase $40 million equivalent Angolan central bank (Banco Nacional de Angola) bonds with a maturity of November 2018. These bonds are denominated as U.S. dollar equivalents, so that, upon payment of semi-annual interest and principal upon maturity, the payment is made in kwanza equivalent to the respective U.S. dollars at the then-current exchange rate. We have classified these instruments as held-to-maturity, and have recorded the original cost on our balance sheet as other non-current assets.

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

	Three Months Ended Mar 31,
(in thousands)	2016	2015
Basic shares outstanding	97,952	99,473
Effect of restricted stock units	334	439
Diluted shares outstanding	98,286	99,912
Our quarterly dividend to our common shareholders has been $0.27 per share since the second quarter of 2014. Our latest $0.27 per share quarterly dividend was declared in April 2016 and is payable in June 2016.
Share-Based Compensation. We have no outstanding stock options and, therefore, no share-based compensation to be recognized pursuant to stock option grants.
Through 2014, we granted restricted units of our common stock to certain of our key executives, key employees and Chairman of the Board. We also granted shares of restricted stock to our other non-employee directors. The restricted units granted to our key executives and key employees generally vest in full on the third anniversary of the award date, conditional on continued employment. The restricted stock unit grants, including those granted to our Chairman, can vest pro rata over three years, provided the individual meets certain age and years-of-service requirements. The shares of restricted common stock we grant to our other non-employee directors vest in full on the first anniversary of the award date, conditional upon continued service as a director. Each grantee of shares of restricted stock is deemed to be the record owner of those shares during the restriction period, with the right to vote and receive any dividends on those shares. The restricted stock units outstanding have no voting or dividend rights. In 2015 and 2016, we made corresponding grants to those described above, except we granted restricted shares, rather than restricted stock units, to our Chairman.
For each of the restricted stock units granted in 2014 through 2016, at the earlier of three years after grant or at termination of employment or service, the grantee will be issued a share of our common stock for each unit vested. As of March 31, 2016 and December 31, 2015, respective totals of 1,108,876 and 831,291 and shares of restricted stock or restricted stock units were outstanding.
We estimate that stock-based compensation cost not yet recognized related to shares of restricted stock or restricted stock units, based on their grant-date fair values, was $26 million at March 31, 2016. This expense is being recognized on a staged-vesting basis over three years for awards attributable to individuals meeting certain age and years-of-service requirements, and on a straight-line basis over the applicable vesting period of one or three years for the other awards.
Share Repurchase Plan. In December 2014, our Board of Directors approved a plan to repurchase up to 10 million shares of our common stock. Under this plan, we had repurchased 2.0 million shares of our common stock for $100 million through December 31, 2015. We did not repurchase any shares under the plan during the quarter ended March 31, 2016. We account for the shares we hold in treasury under the cost method, at average cost.

6.    INCOME TAXES

During interim periods, we provide for income taxes based on our current estimated annual effective tax rate using assumptions as to (1) earnings and other factors that would affect the tax provision for the remainder of the year and (2) the operations of foreign branches and subsidiaries that are subject to local income and withholding taxes. We conduct business through several foreign subsidiaries and, although we expect our consolidated operations to be profitable, there is no assurance that profits will be earned in entities or jurisdictions that have net operating loss carryforwards available. The primary difference between our effective tax rates of 31.3% in the periods ended March 31, 2016 and the federal statutory rate of 35% reflects our intention to continue to indefinitely reinvest in certain of our international operations. As a result, we do not provide for U.S. taxes on that portion of our foreign earnings.
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
We account for any applicable interest and penalties on uncertain tax positions as a component of our provision for income taxes on our financial statements. Including associated foreign tax credits and penalties and interest, we have accrued a net total of $5.0 million in Other Long-term Liabilities on our balance sheet for unrecognized tax benefits at March 31, 2016. All additions or reductions to those liabilities would affect our effective income tax rate in the periods of change.

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
There are no differences in the basis of segmentation or in the basis of measurement of segment profit or loss from those used in our consolidated financial statements for the year ended December 31, 2015.

The table that follows presents Revenue and Income from Operations by business segment for each of the periods indicated.

	Three Months Ended
(in thousands)	Mar 31, 2016	Mar 31, 2015	Dec 31, 2015
Revenue
Oilfield
Remotely Operated Vehicles	$147,621	$219,447	$173,424
Subsea Products	194,812	240,729	258,889
Subsea Projects	129,422	153,572	131,397
Asset Integrity	69,600	98,493	83,346
Total Oilfield	541,455	712,241	647,056
Advanced Technologies	66,889	74,531	75,010
Total	$608,344	$786,772	$722,066
Income from Operations
Oilfield
Remotely Operated Vehicles	$26,987	$62,182	$16,621
Subsea Products	40,640	50,014	37,206
Subsea Projects	6,789	22,276	10,310
Asset Integrity	434	5,025	85
Total Oilfield	74,850	139,497	64,222
Advanced Technologies	593	5,020	(3,233)
Unallocated Expenses	(27,344)	(37,867)	(15,233)
Total	$48,099	$106,650	$45,756
Depreciation and Amortization
Oilfield
Remotely Operated Vehicles	$33,684	$36,481	$36,222
Subsea Products	12,807	12,068	11,428
Subsea Projects	8,519	4,651	5,533
Asset Integrity	2,913	2,863	2,701
Total Oilfield	57,923	56,063	55,884
Advanced Technologies	734	642	670
Unallocated Expenses	1,124	1,298	1,173
Total	$59,781	$58,003	$57,727
We determine income from operations for each business segment before interest income or expense, other income (expense) and provision for income taxes. We do not consider an allocation of these items to be practical. Our equity in earnings (losses) of unconsolidated affiliates is part of our Subsea Projects segment.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements we make in this quarterly report on Form 10-Q are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements include, without limitation, statements regarding our expectations about:

•
second quarter of 2016 and the full year of 2016 operating results and earnings per share, and the contributions from our segments to those results (including anticipated revenue, operating income and utilization information);

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

These forward-looking statements are subject to various risks, uncertainties and assumptions, including those we have referred to under the headings "Risk Factors" and "Cautionary Statement Concerning Forward-Looking Statements" in Part I of our annual report on Form 10-K for the year ended December 31, 2015. Although we believe that the expectations reflected in such forward-looking statements are reasonable, because of the inherent limitations in the forecasting process, as well as the relatively volatile nature of the industries in which we operate, we can give no assurance that those expectations will prove to have been correct. Accordingly, evaluation of our future prospects must be made with caution when relying on forward-looking information.

The following discussion should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our annual report on Form 10-K for the year ended December 31, 2015.

Executive Overview

We project our 2016 diluted earnings per share to be significantly less than our 2015 diluted earnings per share of $2.34. With our limited market visibility resulting from the uncertain energy market, we are not providing specific earnings guidance for either the second quarter or for the full year 2016. We anticipate lower global demand for deepwater drilling, field development, and inspection, maintenance and repair activities, due to the current and anticipated low oil price environment. This has led to spending cuts from our customers and increased pricing pressure. Compared to 2015, in 2016 we are forecasting decreases in each of our oilfield operating business segments, most notably:

•	ROVs, on lower days on hire and reduced revenue per day;

•	Subsea Products, on lower pricing and demand to support field development projects; and

•	Subsea Projects, on lower pricing, deepwater vessel demand, and diving activity offshore Angola.

In the three-month period ended March 31, 2016, we incurred foreign exchange losses of $5.9 million, primarily related to Angola and its declining exchange rate relative to the U.S. dollar. These losses are reflected in Other income (expense), net.

We added four new ROVs to our fleet during the three months ended March 31, 2016 and retired one, resulting in a total of 318 ROVs in our ROV segment fleet. For 2016, we currently plan to add new ROVs only to meet contractual commitments. On average, we expect to retire 4% to 5% of our fleet on an annual basis.

We forecast our second quarter 2016 operating income to be relatively flat to down compared to the first quarter. For the second quarter, we anticipate slight seasonal improvements in operating income in our Subsea Projects and Asset Integrity segments, and lower operating income from our other oilfield business segments as compared to the first quarter.

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

Critical Accounting Policies and Estimates

For information about our Critical Accounting Policies and Estimates, please refer to the discussion in our annual report on Form 10-K for the year ended December 31, 2015 under the heading "Critical Accounting Policies and Estimates" in Item 7 – "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Liquidity and Capital Resources

At March 31, 2016, we had working capital of $903 million, including $371 million of cash and cash equivalents. Additionally, we had $500 million of remaining borrowing capacity available under our revolving credit facility under a credit agreement with a group of banks (the "Credit Agreement"). The Credit Agreement includes a $300 million, three-year term loan and a $500 million, five-year, revolving credit facility. We consider our liquidity and capital resources to be adequate to support our existing operations, capital commitments and anticipated dividends.

Our capital expenditures were $21 million during the first three months of 2016, as compared to $49 million during the first three months of last year. Of the $21 million of capital expenditures in 2016, $9 million was invested in our ROV segment and $6 million was invested in our Subsea Projects segment. We added four new ROVs to our fleet during the three months ended March 31, 2016 and retired one, resulting in a total of 318 ROVs in our ROV segment fleet. We currently estimate our capital expenditures for 2016, excluding business acquisitions, will be approximately $125 million to $175 million, with approximately $41 million of construction progress payments for the new multiservice subsea support vessel, to be named the Ocean Evolution, discussed below, which is scheduled for delivery by the end of 2016. Of the $49 million of capital expenditures in the first three months of 2015, $22 million was invested in our ROV segment and $22 million was invested in our Subsea Products segment.

During the third quarter of 2013, we signed an agreement with a shipyard for the construction of a subsea support vessel, to be named the Ocean Evolution. We expect to take delivery of that vessel late in 2016. We intend for the vessel to be U.S.-flagged and documented with a coastwise endorsement by the U.S. Coast Guard. It is expected to have an overall length of 353 feet, a Class 2 dynamic positioning system, accommodations for 110 personnel, a helideck, a 250-ton active heave-compensated crane, and a working moonpool. We expect to outfit the vessel with two of our high specification work-class ROVs. The vessel will also be equipped with a satellite communications system capable of transmitting streaming video for real-time work observation by shore personnel. We anticipate the vessel will be used to augment our ability to provide subsea intervention services in the ultra-deep waters of the U.S. Gulf of Mexico. These services are required to perform inspection, maintenance and repair projects and hardware installations.

In 2012, we chartered a deepwater vessel, the Ocean Intervention III, for two years, with extension options for up to three additional years, and which we have extended to January 2017. We have also chartered an additional deepwater vessel, the Olympic Intervention IV, for an initial term of five years, which began in the third quarter of 2008, and which we have extended to July 2016. We outfitted each of these deepwater vessels with two of our high-specification work-class ROVs, and we have been utilizing these vessels to perform subsea hardware installation and inspection, maintenance and repair projects, and to conduct well intervention services in the U.S. Gulf of Mexico and offshore Angola. In 2012, we moved the Ocean Intervention III to Angola and also chartered the Bourbon Oceanteam 101 to work on a three-year field support contract for a unit of BP plc. We had extended the charter of the Bourbon Oceanteam 101 to January 2017. However, in early 2016, the customer exercised its right, under the field support services contract, to terminate its use of the Bourbon Oceanteam 101 at the end of May 2016. Under the terms of the contract, the costs incurred by us associated with the early release and demobilization of the vessel are expected to be reimbursed by the customer. Following the release of the vessel, we intend to redeliver it to the vessel supplier. Under the field support services contract, we have been supplying project management, engineering and the chartered vessels equipped with high-specification work-class ROVs. We also provide ROV tooling, asset integrity services and installation and workover control system services. We have also provided other chartered vessels and a barge on an as-requested basis from the customer.

In March 2013, we commenced a five-year charter with five one-year extension options for the use of the Ocean Alliance, a Jones Act-compliant multiservice subsea support vessel. We have outfitted the vessel with two of our high specification work-class ROVs. In January 2015, we commenced a two-year multiservice vessel time charter agreement with a customer for the use of the Ocean Alliance in the U.S. Gulf of Mexico.

In December 2013, we commenced a three-year charter for the Normand Flower, a multi-service subsea marine support vessel. We have made modifications to the vessel, including reconfiguration to accommodate two of our high-specification work-class ROVs, and have used the vessel in the U.S. Gulf of Mexico to perform inspection, maintenance and repair projects and hardware installations. We have options to extend the charter for up to three additional years.

In November 2015, we commenced a two-year charter for the use of the Island Pride, a multiservice subsea marine support vessel. We have modified the vessel to enhance its service capabilities, including a reconfiguration to accommodate two of our high-specification work-class ROVs. We are using the vessel under a two-year contract to provide field support services off the coast of India for an oil and gas customer based in India. We have options to extend the charter for up to two additional years.

As indicated above, the charter terms and obligations for the Olympic Intervention IV, Bourbon Oceanteam 101 and Normand Flower expire or will terminate in 2016, unless we choose to exercise an existing option or we negotiate new extension terms.

We also charter or lease vessels on a short-term basis as necessary to augment our fleet.

At March 31, 2016, we had long-term debt in the principal amount of $800 million outstanding and $500 million available under our revolving credit facility provided under the Credit Agreement.

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

The Credit Agreement contains various covenants that we believe are customary for agreements of this nature, including, but not limited to, restrictions on our ability and the ability of each of our subsidiaries to incur debt, grant liens, make certain investments, make distributions, merge or consolidate, sell assets, enter into transactions with affiliates and enter into certain restrictive agreements. We are also subject to a maximum total capitalization ratio of 55%, as noted above. The Credit Agreement includes customary events of default and associated remedies. As of March 31, 2016, we were in compliance with all the covenants set forth in the Credit Agreement.

In November 2014, we completed the public offering of $500 million aggregate principal amount of 4.650% Senior Notes due 2024 (the "Senior Notes"). We pay interest on the Senior Notes on May 15 and November 15 of each year. The Senior Notes are scheduled to mature on November 15, 2024. We may redeem some or all of the Senior Notes prior to maturity at specified redemption prices. We used the net proceeds from the offering for general corporate purposes, including funding an acquisition, other capital expenditures and repurchases of shares of our common stock.

Our principal source of cash from operating activities is our net income, adjusted for the non-cash effects of, among other things, depreciation and amortization, deferred income taxes and noncash compensation under our share-based compensation plans. Our $54 million and $8 million of cash provided from operating activities in the three-month periods ended March 31, 2016 and 2015, respectively, were principally affected by cash increases (decreases) of:

•	$36 million and $3 million, respectively, from changes in accounts receivable;

•	$46 million and $(29) million, respectively, from changes in other operating assets; and

•	$(96) million and $(81) million, respectively, from changes in current liabilities.

We had an increase in cash related to accounts receivable in the three months ended March 31, 2016, as we had lower revenue in the 2016 period as compared to the fourth quarter of 2015, so, combined with our cash collections, our overall accounts receivable balances decreased. The first quarter 2016 increase in cash related to changes in other operating assets was largely attributable to a prepayment we made during 2015 to a steel tube vendor for material we received in 2016 for a steel tube umbilical contract. The first quarter 2016 decrease in cash related to current liabilities reflected lower business levels than we had during the fourth quarter of 2015 and a decrease of accruals for incentive compensation. The decrease in current liabilities in the first quarter of 2015 was from higher income tax payments we made in the period and a larger decrease in the level of customer prepayments in the period.

In the three months ended March 31, 2016, we used $37 million of cash in investing activities. The cash used in investing activities primarily related to capital expenditures. We also used $29 million in financing activities, primarily for the payment of cash dividends of $26 million. In the three months ended March 31, 2015, we used $48 million of cash in investing activities. The cash used in investing activities was used for capital expenditures. We also used $84 million in financing activities, which included uses of cash for repurchases of 1.1 million shares of our common stock for $56 million and the payment of cash dividends of $27 million.

We have not guaranteed any debt not reflected on our consolidated balance sheet, and we do not have any off-balance sheet arrangements, as defined by SEC rules.

In December 2014, our Board of Directors approved a plan to repurchase up to 10 million shares of our common stock. Under this plan, we had repurchased 2.0 million shares of our common stock for $100 million through March 31, 2016, all during 2015. We account for the shares we hold in treasury under the cost method, at average cost. The timing and amount of any future repurchases will be determined by our management. We expect that any additional shares repurchased under the plan will be held as treasury stock for possible future use. The plan does not obligate us to repurchase any particular number of shares.
In the second quarter of 2014, we raised our dividend to our common shareholders to the current rate of $0.27 per share. Our latest $0.27 per share quarterly dividend was declared in April 2016 and is payable in June 2016.

Results of Operations

We operate in five business segments. The segments are contained within two businesses — services and products provided to the oil and gas industry ("Oilfield") and all other services and products ("Advanced Technologies"). Our Unallocated Expenses are those not associated with a specific business segment.

Consolidated revenue and profitability information is as follows:

	Three Months Ended
(dollars in thousands)	Mar 31, 2016	Mar 31, 2015	Dec 31, 2015
Revenue	$608,344	$786,772	$722,066
Gross Margin	97,480	163,449	106,122
Gross Margin %	16%	21%	15%
Operating Income	48,099	106,650	45,756
Operating Income %	8%	14%	6%

We generate a material amount of our consolidated revenue from contracts for services in the U.S. Gulf of Mexico in our Subsea Projects segment, which is usually more active from April through October, as compared to the rest of the year. The European operations of our Asset Integrity segment are also typically seasonally more active in the second and third quarters. Revenue in our ROV segment is generally subject to seasonal variations in demand, with our first quarter being the low quarter of the year. The level of our ROV seasonality primarily depends on the number of ROVs we have engaged in vessel-based subsea infrastructure inspection, maintenance, repair and installation, which is more seasonal than drilling support. Periods since mid 2014 reflect an exception, as there has been a general decline in offshore activity, which caused a decrease in our ROV days on hire and utilization during each sequential quarter since September 2014. Revenue in our Subsea Products and Advanced Technologies segments has generally not been seasonal.

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

	Three Months Ended
(dollars in thousands)	Mar 31, 2016	Mar 31, 2015	Dec 31, 2015
Remotely Operated Vehicles
Revenue	$147,621	$219,447	$173,424
Gross Margin	35,322	71,311	25,206
Operating Income	26,987	62,182	16,621
Operating Income %	18%	28%	10%
Days available	28,819	30,131	30,323
Days utilized	16,005	22,139	18,760
Utilization	56%	73%	62%

Subsea Products
Revenue	194,812	240,729	258,889
Gross Margin	56,136	69,767	61,445
Operating Income	40,640	50,014	37,206
Operating Income %	21%	21%	14%
Backlog at end of period	576,000	788,000	652,000

Subsea Projects
Revenue	129,422	153,572	131,397
Gross Margin	11,509	26,900	15,953
Operating Income	6,789	22,276	10,310
Operating Income %	5%	15%	8%

Asset Integrity
Revenue	69,600	98,493	83,346
Gross Margin	7,343	12,799	7,784
Operating Income	434	5,025	85
Operating Income %	1%	5%	—%

Total Oilfield
Revenue	$541,455	$712,241	$647,056
Gross Margin	110,310	180,777	110,388
Operating Income	74,850	139,497	64,222
Operating Income %	14%	20%	10%

In general, our Oilfield business focuses on supplying services and products to the deepwater sector of the offshore market. For 2016, we have experienced, and expect to continue to experience, lower global demand for deepwater drilling, field development, and inspection, maintenance and repair activities due to the decline in oil prices since June 2014.

We believe we are the world's largest provider of ROV services, and this business segment historically, but not currently, has been the largest contributor to our Oilfield business operating income. Our ROV segment revenue reflects the utilization percentages, fleet sizes and average pricing of the respective periods. Our ROV operating margins have declined during periods of lower utilization and pricing as depreciation becomes a higher percentage of revenue. In the full year of 2014, ROV depreciation and amortization was 14% of ROV revenue; in the full year of 2015, it was 18% of ROV revenue and in the first quarter of 2016 it was 23% of ROV revenue. Our ROV operating income decreased in the three-month period ended March 31, 2016 compared to the corresponding period of the prior year, as a result of lower days on hire and lower average revenue per day-on-hire. Our increase in ROV operating income in the first quarter of 2016 compared to the quarter ended December 31, 2015 was due to the fact that the immediately preceding quarter included inventory write-downs, restructuring charges and fixed asset write-offs totaling $22 million. We added four new ROVs to our fleet during the three months ended March 31, 2016 to meet contractual commitments and retired one, resulting in a total of 318 ROVs in our ROV segment fleet. We expect our full-year 2016 ROV operating income to decrease from that of 2015, due to decreases in days on hire and average revenue per day-on-hire.

Our Subsea Products revenue and operating income were lower in the three-month period ended March 31, 2016 compared to the corresponding period of the prior year, due to lower demand and pricing, most notably on tooling and installation and workover control systems. Subsea Products operating income in the first quarter of 2016 was higher than that of the quarter ended December 31, 2015 due to the fact the immediately preceding quarter reflected charges totaling $18 million for non-current asset reserves, restructuring expenses, an allowance for bad debts and inventory write-downs. Our Subsea Products backlog was $576 million at March 31, 2016 compared to $652 million at December 31, 2015. The backlog decline was principally in umbilicals and tooling. We expect Subsea Products operating income to be lower in 2016 compared to 2015, as we process both backlog and new orders with pricing that more closely reflects the current market environment.

Our Subsea Projects operating income was lower in the three-month period ended March 31, 2016 compared to the corresponding period of the prior year, as a result of generally lower vessel demand and pricing, the drydocking of the Ocean Alliance for regulatory inspection, and low demand for our survey services. We expect lower Subsea Projects operating income in 2016 compared to 2015, as a result of decreased demand and lower pricing for deepwater vessel services, including the completion during April 2015 of work associated with the Bourbon Evolution 803, a vessel we chartered on a short-term basis for use associated with our contract for field support vessel services offshore Angola, and the release in May 2016 of the Bourbon Oceanteam 101, also servicing the field support vessel services contract offshore Angola. In the remainder of 2016, we also expect a seasonal increase in U.S. Gulf of Mexico inspection, maintenance and repair call-out work, and a reduction of our fixed vessel costs when the charter for the Olympic Intervention IV expires in July 2016.

For the three-month period ended March 31, 2016, our Asset Integrity operating income was lower than the corresponding period of the prior year, as a result of lower demand and pricing, principally in the U.K. and Norway. In 2016, we expect Asset Integrity to generate lower operating income than 2015, due to decreased demand and pricing, as customers continue to defer both capital and maintenance expenditures.

Advanced Technologies

Revenue and margin information was as follows:

	Three Months Ended
(dollars in thousands)	Mar 31, 2016	Mar 31, 2015	Dec 31, 2015
Revenue	$66,889	$74,531	$75,010
Gross Margin	5,827	9,400	2,715
Operating Income	593	5,020	(3,233)
Operating Income %	1%	7%	(4)%

Advanced Technologies operating income for the three-month period ended March 31, 2016 was lower than that of the corresponding period of 2015, due to continuing low margins on certain commercial programs and theme park projects resulting from execution and contracting issues previously mentioned in our prior periodic reports. We expect an improvement in our Advanced Technologies operating income in 2016 compared to 2015, due to expected better execution on subsequent theme park projects and increased activity.

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

The following table sets forth our Unallocated Expenses for the periods indicated.

	Three Months Ended
(dollars in thousands)	Mar 31, 2016	Mar 31, 2015	Dec 31, 2015
Gross margin expenses	$18,657	$26,728	$6,981
Operating income expenses	27,344	37,867	15,233
% of revenue	4%	5%	2%

Our Unallocated Expenses were lower in the three-month period ended March 31, 2016 compared to the corresponding period of the prior year, due to lower accruals for estimated expenses related to incentive compensation from our performance units and bonuses and ongoing cost reduction initiatives.

Other

The following table sets forth our significant financial statement items below the income from operations line.

	Three Months Ended
(in thousands)	Mar 31, 2016	Mar 31, 2015	Dec 31, 2015
Interest income	$295	$156	$171
Interest expense, net of amounts capitalized	(6,392)	(6,088)	(6,354)
Equity in income (losses) of unconsolidated affiliates	526	(255)	917
Other income (expense), net	(5,988)	700	(453)
Provision for income taxes	11,437	31,664	12,532

In addition to interest on borrowings, interest expense includes amortization of loan costs, fees for lender commitments under our revolving credit agreement and fees for standby letters of credit and bank guarantees that banks issue on our behalf for performance bonds, bid bonds and self-insurance requirements.

Foreign currency transaction gains and losses is the principal component of Other income (expense), net. In the three months ended March 31, 2016, we incurred foreign currency transaction losses of $5.9 million, primarily related to Angola and its currency's declining exchange rate relative to the U.S. dollar. The foreign currency transaction losses related primarily to our cash balances in Angola. Conversion of cash balances from Angolan kwanza to U.S. dollars is controlled by the central bank in Angola, and the central bank slowed this process starting in mid 2015, causing our cash balances in kwanza to increase.

The provisions for income taxes were related to U.S. income taxes that we provided at estimated annual effective rates using assumptions as to earnings and other factors that would affect the tax provision for the remainder of the year, and to the operations of foreign branches and subsidiaries that were subject to local income and withholding taxes. We currently anticipate our effective tax rate for 2016 will be 31.3%. Factors that could affect our estimate of this rate include our profitability levels in general and the geographic mix in the sources of our results. The primary difference between our current 2016 estimated effective tax rate of 31.3% and the federal statutory tax rate of 35% reflects our intention to continue to indefinitely reinvest in certain of our international operations. As a result, we do not provide for U.S. taxes on that portion of our foreign earnings.

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
Because we operate in various oil and gas exploration and production regions in the world, we conduct a portion of our business in currencies other than the U.S. dollar. The functional currency for several of our international operations is the applicable local currency. A stronger U.S. dollar against the U.K. pound sterling, the Norwegian kroner and the Brazilian real may result in lower operating income. We manage our exposure to changes in foreign exchange rates principally through arranging compensation in U.S. dollars or freely convertible currency and, to the extent possible, by limiting compensation received in other currencies to amounts necessary to meet obligations denominated in those currencies. We use the exchange rates in effect as of the balance sheet date to translate assets and liabilities as to which the functional currency is the local currency, resulting in translation adjustments that we reflect as accumulated other comprehensive income or loss in the shareholders' equity section of our Consolidated Balance Sheets. We recorded net adjustments to our equity accounts of $35 million and $(62) million in the three-month periods ended March 31, 2016 and 2015, respectively. Negative adjustments reflect the net impact of the strengthening of the U.S. dollar against various foreign currencies for locations where the functional currency is not the U.S. dollar. Conversely, positive adjustments reflect the effect of a weakening U.S. dollar.
We recorded foreign currency transaction gains (losses) of $(5.9) million and $0.7 million in the three-month periods ended March 31, 2016 and 2015, respectively, that are included in Other income (expense), net in our Consolidated Statements of Income. Since the second quarter of 2015, the exchange rate for the Angolan kwanza relative to the U.S. dollar has been declining. As our functional currency in Angola is the U.S. dollar, we recorded foreign currency transaction losses related to the kwanza of $7.0 million in the three months ended March 31, 2016 as a component of Other income (expense), net in our Consolidated Statement of Income for the period. The foreign currency transaction losses related primarily to the remeasurement of our Angolan kwanza cash balances to U.S. dollars. Conversion of cash balances from kwanza to U.S. dollars is controlled by the central bank in Angola, and the central bank has slowed this process since mid 2015, causing our kwanza cash balances to increase. As of March 31, 2016, we had the equivalent of approximately $22 million of cash in kwanza in Angola reflected on our balance sheet.

To mitigate our currency exposure risk in Angola, through March 31, 2016 we have used kwanza to purchase $40 million equivalent Angolan central bank (Banco Nacional de Angola) bonds with a maturity of November 2018. These bonds are denominated as U.S. dollar equivalents, so that, upon payment of semi-annual interest and principal upon maturity, the payment is made in kwanza equivalent to the respective U.S. dollars at the then-current exchange rate. We have classified these instruments as held-to-maturity, and have recorded the original cost on our balance sheet as other non-current assets.

Item 4.        Controls and Procedures.

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2016 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There has been no change in our internal control over financial reporting that occurred during the three months ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6.    Exhibits.

				Registration or File Number	Form of Report	Report Date	Exhibit Number
*	3.01		Restated Certificate of Incorporation	1-10945	10-K	Dec. 2000	3.01
*	3.02		Certificate of Amendment to Restated Certificate of Incorporation	1-10945	8-K	May 2008	3.1
*	3.03		Certificate of Amendment to Restated Certificate of Incorporation	1-10945	8-K	May 2014	3.1
*	3.04		Amended and Restated Bylaws	1-10945	8-K	Aug. 2015	3.1
*	10.01	+	Form of 2016 Restricted Stock Unit Agreement	1-10945	8-K	Feb. 2016	10.1
*	10.02	+	Form of 2016 Performance Unit Agreement	1-10945	8-K	Feb. 2016	10.2
*	10.03	+	2016 Performance Award: Goals and Measures	1-10945	8-K	Feb. 2016	10.3
*	10.04	+	Form of 2016 Nonemployee Director Restricted Stock Agreement	1-10945	8-K	Feb. 2016	10.4
*	10.05	+	Annual Cash Bonus Award Program Summary	1-10945	8-K	Feb. 2016	10.5
	12.01		Computation of Ratio of Earnings to Fixed Charges
	31.01		Rule 13a – 14(a)/15d – 14(a) certification of principal executive officer
	31.02		Rule 13a – 14(a)/15d – 14(a) certification of principal financial officer
	32.01		Section 1350 certification of principal executive officer
	32.02		Section 1350 certification of principal financial officer
	101.INS		XBRL Instance Document
	101.SCH		XBRL Taxonomy Extension Schema Document
	101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
	101.DEF		XBRL Taxonomy Extension Definition Linkbase Document
	101.LAB		XBRL Taxonomy Extension Label Linkbase Document
	101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

	*		Exhibit previously filed with the Securities and Exchange Commission, as indicated, and incorporated herein by reference.
	+		Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

April 29, 2016	/S/ M. KEVIN MCEVOY
Date	M. Kevin McEvoy
Chief Executive Officer
(Principal Executive Officer)

April 29, 2016	/S/ ALAN R. CURTIS
Date	Alan R. Curtis
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

April 29, 2016	/S/ W. CARDON GERNER
Date	W. Cardon Gerner
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Index to Exhibits

				Registration or File Number	Form of Report	Report Date	Exhibit Number
*	3.01		Restated Certificate of Incorporation	1-10945	10-K	Dec. 2000	3.01
*	3.02		Certificate of Amendment to Restated Certificate of Incorporation	1-10945	8-K	May 2008	3.1
*	3.03		Certificate of Amendment to Restated Certificate of Incorporation	1-10945	8-K	May 2014	3.1
*	3.04		Amended and Restated Bylaws	1-10945	8-K	Aug. 2015	3.1
*	10.01	+	Form of 2016 Restricted Stock Unit Agreement	1-10945	8-K	Feb. 2016	10.1
*	10.02	+	Form of 2016 Performance Unit Agreement	1-10945	8-K	Feb. 2016	10.2
*	10.03	+	2016 Performance Award: Goals and Measures	1-10945	8-K	Feb. 2016	10.3
*	10.04	+	Form of 2016 Nonemployee Director Restricted Stock Agreement	1-10945	8-K	Feb. 2016	10.4
*	10.05	+	Annual Cash Bonus Award Program Summary	1-10945	8-K	Feb. 2016	10.5
	12.01		Computation of Ratio of Earnings to Fixed Charges
	31.01		Rule 13a – 14(a)/15d – 14(a) certification of principal executive officer
	31.02		Rule 13a – 14(a)/15d – 14(a) certification of principal financial officer
	32.01		Section 1350 certification of principal executive officer
	32.02		Section 1350 certification of principal financial officer
	101.INS		XBRL Instance Document
	101.SCH		XBRL Taxonomy Extension Schema Document
	101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
	101.DEF		XBRL Taxonomy Extension Definition Linkbase Document
	101.LAB		XBRL Taxonomy Extension Label Linkbase Document
	101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

	*		Exhibit previously filed with the Securities and Exchange Commission, as indicated, and incorporated herein by reference.
	+		Management contract or compensatory plan or arrangement.