Form 10-Q
period 2016-06-30
OCEANEERING INTERNATIONAL INC
filed 2016-07-27
CIK 73756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
☐ Yes    ☑ No
Number of shares of Common Stock outstanding as of July 22, 2016: 98,060,433

Oceaneering International, Inc.
Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	Jun 30, 2016	Dec 31, 2015
(in thousands, except share data)
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$393,190	$385,235
Accounts receivable, net of allowances for doubtful accounts of $6,189 and $5,893	547,125	612,785
Inventory	343,023	328,453
Other current assets	132,018	191,020
Total Current Assets	1,415,356	1,517,493
Property and Equipment, at cost	2,820,064	2,772,580
Less accumulated depreciation	1,610,044	1,505,849
Net Property and Equipment	1,210,020	1,266,731
Other Assets:
Goodwill	438,906	426,872
Other non-current assets	254,922	218,440
Total Other Assets	693,828	645,312
Total Assets	$3,319,204	$3,429,536
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$100,006	$118,277
Accrued liabilities	396,432	477,284
Income taxes payable	1,157	20,395
Total Current Liabilities	497,595	615,956
Long-term Debt	802,338	795,836
Other Long-term Liabilities	427,634	439,010
Commitments and Contingencies
Shareholders’ Equity:
Common Stock, par value $0.25 per share; 360,000,000 shares authorized; 110,834,088 shares issued	27,709	27,709
Additional paid-in capital	221,466	230,179
Treasury stock; 12,769,655 and 12,984,829 shares, at cost	(731,256)	(743,577)
Retained earnings	2,359,246	2,364,786
Accumulated other comprehensive loss	(285,528)	(300,363)
Total Shareholders' Equity	1,591,637	1,578,734
Total Liabilities and Shareholders' Equity	$3,319,204	$3,429,536
The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended Jun 30,		Six Months Ended Jun 30,
(in thousands, except per share data)	2016	2015	2016	2015
Revenue	$625,539	$810,303	$1,233,883	$1,597,075
Cost of services and products	530,306	642,758	1,041,170	1,266,081
Gross Margin	95,233	167,545	192,713	330,994
Selling, general and administrative expense	56,853	59,605	106,234	116,404
Income from Operations	38,380	107,940	86,479	214,590
Interest income	1,442	51	1,737	207
Interest expense, net of amounts capitalized	(6,207)	(6,212)	(12,599)	(12,300)
Equity in income (losses) of unconsolidated affiliates	263	1	789	(254)
Other income (expense), net	(1,405)	(6,484)	(7,393)	(5,784)
Income before Income Taxes	32,473	95,296	69,013	196,459
Provision for income taxes	10,164	29,828	21,601	61,492
Net Income	$22,309	$65,468	$47,412	$134,967
Cash Dividends declared per Share	$0.27	$0.27	$0.54	$0.54
Basic Earnings per Share	$0.23	$0.66	$0.48	$1.36
Diluted Earnings per Share	$0.23	$0.66	$0.48	$1.36
The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended Jun 30,		Six Months Ended Jun 30,
(in thousands)	2016	2015	2016	2015
Net Income	$22,309	$65,468	$47,412	$134,967

Other comprehensive income, net of tax:

Foreign currency translation adjustments	(19,807)	17,456	14,835	(44,647)

Total other comprehensive income (loss)	(19,807)	17,456	14,835	(44,647)

Total Comprehensive Income	$2,502	$82,924	$62,247	$90,320

The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended Jun 30,
(in thousands)	2016	2015
Cash Flows from Operating Activities:
Net income	$47,412	$134,967
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	119,760	121,486
Deferred income tax provision (benefit)	761	539
Subsea BOP control systems inventory write-down	—	9,025
Net gain on sales of property and equipment	8	(76)
Noncash compensation	8,558	8,626
Excluding the effects of acquisitions, increase (decrease) in cash from:
Accounts receivable	65,660	5,259
Inventory	(14,570)	1,419
Other operating assets	48,533	(27,041)
Currency translation effect on working capital, excluding cash	3,593	(4,483)
Current liabilities	(121,127)	(40,949)
Other operating liabilities	(12,928)	(8,308)
Total adjustments to net income	98,248	65,497
Net Cash Provided by Operating Activities	145,660	200,464
Cash Flows from Investing Activities:
Purchases of property and equipment	(52,944)	(94,780)
Business acquisitions, net of cash acquired	—	(229,979)
Other investments	(30,158)	—
Distributions of capital from unconsolidated affiliates	3,926	2,001
Dispositions of property and equipment	1,976	177
Net Cash Used in Investing Activities	(77,200)	(322,581)
Cash Flows from Financing Activities:
Proceeds of term loan	—	50,000
Net tax deficiency from employee benefit plans	(3,004)	(781)
Cash dividends	(52,952)	(53,618)
Purchases of treasury stock	—	(100,459)
Net Cash Used in Financing Activities	(55,956)	(104,858)
Effect of exchange rates on cash	(4,549)	(13,109)
Net Increase (Decrease) in Cash and Cash Equivalents	7,955	(240,084)
Cash and Cash Equivalents—Beginning of Period	385,235	430,714
Cash and Cash Equivalents—End of Period	$393,190	$190,630
The accompanying Notes are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    SUMMARY OF MAJOR ACCOUNTING POLICIES

Basis of Presentation. We have prepared these unaudited consolidated financial statements pursuant to instructions for quarterly reports on Form 10-Q, which we are required to file with the U.S. Securities and Exchange Commission (the "SEC"). These financial statements do not include all information and footnotes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). These financial statements reflect all adjustments that we believe are necessary to present fairly our financial position at June 30, 2016 and our results of operations and cash flows for the periods presented. Except as otherwise disclosed herein, all such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in our annual report on Form 10-K for the year ended December 31, 2015. The results for interim periods are not necessarily indicative of annual results.
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
We capitalize interest on assets where the construction period is anticipated to be more than three months. We capitalized $0.9 million and $0.5 million of interest in the three-month periods ended June 30, 2016 and 2015, respectively, and $1.8 million and $1.1 million of interest in the six-month periods ended June 30, 2016 and 2015, respectively. We do not allocate general administrative costs to capital projects.
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

In addition to our annual evaluation of goodwill for impairment, upon the occurrence of a triggering event, we review our goodwill to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount.

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

In July 2015, the FASB issued ASU 2015-11, "Inventory – Simplifying the Measurement of Inventory." ASU 2015-11 requires companies to measure inventory at the lower of cost or net realizable value rather than at the lower of cost or market. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This guidance is effective for our inventories beginning January 1, 2017. We do not anticipate that this update will have a material impact on our consolidated financial statements.

In September 2015, the FASB issued ASU 2015-16, "Business Combinations – Simplifying the Accounting for Measurement-Period Adjustments." This update requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The update requires that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The update requires an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 became effective for our financial statements January 1, 2016. This update has not had a material impact on our consolidated financial statements.
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

In March 2016, the FASB issued ASU 2016-09, "Compensation – Stock Compensation – Improvements to Employee Share-Based Payment Accounting." This update requires that all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) should be recognized as income tax expense or benefit in the income statement. The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. An entity also should recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. Currently, an entity must determine, for each award, whether the difference between the deduction for tax purposes and the compensation cost recognized for financial reporting purposes results in either an excess tax benefit or a tax deficiency. Excess tax benefits are recognized in additional paid-in capital; tax deficiencies are recognized either as an offset to accumulated excess tax benefits, if any, or in the income statement. The amendments in this update are effective for us beginning January 1, 2017. We do not anticipate that this update will have a material effect on our consolidated financial statements.

2.    INVENTORY
The following is information regarding our inventory:

(in thousands)	Jun 30, 2016	Dec 31, 2015
Inventory:
Remotely operated vehicle parts and components	$148,215	$163,539
Other inventory, primarily raw materials	194,808	164,914
Total	$343,023	$328,453

3.    DEBT
Long-term Debt consisted of the following:

(in thousands)	Jun 30, 2016	Dec 31, 2015
4.650% Senior Notes due 2024:
Principal of the Notes	$500,000	$500,000
Issuance costs, net of amortization	(5,730)	(6,073)
Fair value of interest rate swap on $100 million of principal	8,068	1,909
Term Loan Facility	300,000	300,000
Revolving Credit Facility	—	—
Long-term Debt	$802,338	$795,836

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

The Credit Agreement contains various covenants that we believe are customary for agreements of this nature, including, but not limited to, restrictions on our ability and the ability of each of our subsidiaries to incur debt, grant liens, make certain investments, make distributions, merge or consolidate, sell assets, enter into transactions with affiliates and enter into certain restrictive agreements. We are also subject to a maximum total capitalization ratio of 55%, as noted above. The Credit Agreement includes customary events of default and associated remedies. As of June 30, 2016, we were in compliance with all the covenants set forth in the Credit Agreement.

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

The carrying values of cash and cash equivalents approximate their fair values due to the short-term maturity of the underlying instruments. Accounts receivable are generated from a broad group of customers, primarily from within the energy industry, which is our major source of revenue. Due to their short-term nature, carrying values of our accounts receivable and accounts payable approximate fair market values. We had borrowings of $300 million at June 30, 2016 under our Term Loan Facility. Due to the short-term nature of the associated interest rate periods, the carrying value of our debt under the Term Loan Facility approximates its fair value. This debt is classified as Level 2 in the fair value hierarchy under U.S. GAAP (inputs other than quoted prices in active markets for similar assets and liabilities that are observable or can be corroborated by observable market data for substantially the full term for the assets or liabilities).

We estimated the fair market value of the Senior Notes to be $495 million at June 30, 2016 based on quoted prices. Since the market for the Senior Notes is not an active market, the fair value of the Senior Notes is classified within Level 2 in the fair value hierarchy under U.S. GAAP.

We have an interest rate swap in place on $100 million of the Senior Notes for the period from November 2014 to November 2024. The agreement swaps the fixed interest rate of 4.650% on $100 million of the Senior Notes to the floating rate of one month LIBOR plus 2.426%. We estimate the fair value of the interest rate swap to be an asset of $8.1 million at June 30, 2016, which is reflected on our balance sheet as a component of Other Long-term Assets, with the offset as an adjustment to the carrying value of Long-term Debt. This value was arrived at using a discounted cash flow model using Level 2 inputs.

Since the second quarter of 2015, the exchange rate for the Angolan kwanza relative to the U.S. dollar has been declining. As our functional currency in Angola is the U.S. dollar, we recorded foreign currency transaction losses related to the kwanza of $1.2 million and $8.9 million in the three-month periods ended June 30, 2016 and 2015, respectively, and $8.2 million and $9.9 million in the six-month periods ended June 30, 2016 and 2015, respectively, as a component of Other income (expense), net in our Consolidated Statements of Income for those respective periods. The foreign currency transaction losses related primarily to the remeasurement of our Angolan kwanza cash balances to U.S. dollars. Conversion of cash balances from kwanza to U.S. dollars is controlled by the central bank in Angola, and the central bank has slowed this process since mid-2015, causing our kwanza cash balances to increase. As of June 30, 2016, we had the equivalent of approximately $34 million of cash in kwanza in Angola reflected on our balance sheet.
To mitigate our currency exposure risk in Angola, through June 30, 2016 we have used kwanza to purchase $50 million equivalent Angolan central bank (Banco Nacional de Angola) bonds with various maturities during 2018. These bonds are denominated as U.S. dollar equivalents, so that, upon payment of semi-annual interest and principal upon maturity, payment is made in kwanza, equivalent to the respective U.S. dollars at the then-current exchange rate. We have classified $40 million of these instruments as held-to-maturity, and have recorded the original cost on our balance sheet as other non-current assets. The remaining $10 million are classified as available for sale and are recorded on our balance sheet as other current assets at fair market value at June 30, 2016, which approximated original cost. We estimated the fair market value of the Angolan bonds at June 30, 2016 using quoted prices. Since the market for the Angolan bonds is not an active market, the fair value of the Angolan bonds is classified within Level 2 in the fair value hierarchy under U.S. GAAP.

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

	Three Months Ended Jun 30,		Six Months Ended Jun 30,
(in thousands)	2016	2015	2016	2015
Basic shares outstanding	98,060	98,528	98,006	98,998
Effect of restricted stock units	364	365	349	403
Diluted shares outstanding	98,424	98,893	98,355	99,401
Our quarterly dividend to our common shareholders has been $0.27 per share since the second quarter of 2014. Our latest $0.27 per share quarterly dividend was declared in July 2016 and is payable in September 2016.
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

For each of the restricted stock units granted in 2014 through 2016, at the earlier of three years after grant or at termination of employment or service, the grantee will be issued one share of our common stock for each unit vested. As of June 30, 2016 and December 31, 2015, respective totals of 1,091,146 and 831,291 shares of restricted stock or restricted stock units were outstanding.
We estimate that stock-based compensation cost not yet recognized related to shares of restricted stock or restricted stock units, based on their grant-date fair values, was $22 million at June 30, 2016. This expense is being recognized on a staged-vesting basis over three years for awards attributable to individuals meeting certain age and years-of-service requirements, and on a straight-line basis over the applicable vesting period of one or three years for the other awards.
Share Repurchase Plan. In December 2014, our Board of Directors approved a plan to repurchase up to 10 million shares of our common stock. Under this plan, we had repurchased 2.0 million shares of our common stock for $100 million through December 31, 2015. We did not repurchase any shares under the plan during the six-month period ended June 30, 2016. We account for the shares we hold in treasury under the cost method, at average cost.

6.    INCOME TAXES

During interim periods, we provide for income taxes based on our current estimated annual effective tax rate using assumptions as to (1) earnings and other factors that would affect the tax provision for the remainder of the year and (2) the operations of foreign branches and subsidiaries that are subject to local income and withholding taxes. We conduct business through several foreign subsidiaries and, although we expect our consolidated operations to be profitable, there is no assurance that profits will be earned in entities or jurisdictions that have net operating loss carryforwards available. The primary difference between our effective tax rates of 31.3% in the periods ended June 30, 2016 and the federal statutory rate of 35% reflects our intention to continue to indefinitely reinvest in certain of our international operations. As a result, we do not provide for U.S. taxes on that portion of our foreign earnings.
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
We account for any applicable interest and penalties on uncertain tax positions as a component of our provision for income taxes on our financial statements. Including associated foreign tax credits and penalties and interest, we have accrued a net total of $6.5 million in Other Long-term Liabilities on our balance sheet for unrecognized tax benefits at June 30, 2016. All additions or reductions to those liabilities would affect our effective income tax rate in the periods of change.

Our tax returns are subject to audit by taxing authorities in multiple jurisdictions. These audits often take years to complete and settle. The following lists the earliest tax years open to examination by tax authorities where we have significant operations:

Jurisdiction	Periods
United States	2012
United Kingdom	2012
Norway	2006
Angola	2010
Brazil	2010
Australia	2011

7.    BUSINESS SEGMENT INFORMATION

We are a global oilfield provider of engineered services and products, primarily to the offshore oil and gas industry, with a focus on deepwater applications. Through the use of our applied technology expertise, we also serve the defense, aerospace and commercial theme park industries. Our Oilfield business consists of Remotely Operated Vehicles ("ROVs"), Subsea Products, Subsea Projects and Asset Integrity. Our ROV segment provides submersible vehicles operated from the surface to support offshore oil and gas exploration, development, production and decommissioning activities. Our Subsea Products segment supplies a variety of specialty subsea hardware and related services. To improve operational efficiency, we have reorganized our Subsea Products segment into two business units – (1) manufactured products and (2) service and rentals. Manufactured products include production control umbilicals and specialty subsea hardware, while our service and rentals include tooling, subsea work systems and installation and workover control systems. This internal reorganization does not affect our segment reporting structure or the historical comparability of our segment results. Our Subsea Projects segment provides multiservice subsea support vessels and oilfield diving and support vessel operations, primarily for inspection, maintenance and repair and installation activities. Since April 2015, we have also provided survey, autonomous underwater vehicle ("AUV") and satellite-positioning services. Our Asset Integrity segment provides asset integrity management and assessment services and nondestructive testing and inspection. Our Advanced Technologies business provides project management, engineering services and equipment for applications in non-oilfield markets. Unallocated Expenses are those not associated with a specific business segment. These consist of expenses related to our incentive and deferred compensation plans, including restricted stock and bonuses, as well as other general expenses, including corporate administrative expenses.
There are no differences in the basis of segmentation or in the basis of measurement of segment profit or loss from those used in our consolidated financial statements for the year ended December 31, 2015.

The table that follows presents Revenue and Income (Loss) from Operations by business segment for each of the periods indicated.

	Three Months Ended			Six Months Ended
(in thousands)	Jun 30, 2016	Jun 30, 2015	Mar 31, 2016	Jun 30, 2016	Jun 30, 2015
Revenue
Oilfield
Remotely Operated Vehicles	$139,641	$216,426	$147,621	$287,262	$435,873
Subsea Products	190,897	240,057	194,812	385,709	480,786
Subsea Projects	138,662	172,324	129,422	268,084	325,896
Asset Integrity	73,864	95,509	69,600	143,464	194,002
Total Oilfield	543,064	724,316	541,455	1,084,519	1,436,557
Advanced Technologies	82,475	85,987	66,889	149,364	160,518
Total	$625,539	$810,303	$608,344	$1,233,883	$1,597,075
Income (Loss) from Operations
Oilfield
Remotely Operated Vehicles	$18,020	$61,294	$26,987	$45,007	$123,476
Subsea Products	25,121	42,286	40,640	65,761	92,300
Subsea Projects	10,237	30,607	6,789	17,026	52,883
Asset Integrity	(805)	4,576	434	(371)	9,601
Total Oilfield	52,573	138,763	74,850	127,423	278,260
Advanced Technologies	5,528	6,267	593	6,121	11,287
Unallocated Expenses	(19,721)	(37,090)	(27,344)	(47,065)	(74,957)
Total	$38,380	$107,940	$48,099	$86,479	$214,590
Depreciation and Amortization
Oilfield
Remotely Operated Vehicles	$34,026	$35,661	$33,684	$67,710	$72,142
Subsea Products	12,952	13,498	12,807	25,759	25,566
Subsea Projects	8,353	9,707	8,519	16,872	14,358
Asset Integrity	2,843	2,696	2,913	5,756	5,559
Total Oilfield	58,174	61,562	57,923	116,097	117,625
Advanced Technologies	806	619	734	1,540	1,261
Unallocated Expenses	999	1,302	1,124	2,123	2,600
Total	$59,979	$63,483	$59,781	$119,760	$121,486
We determine income (loss) from operations for each business segment before interest income or expense, other income (expense) and provision for income taxes. We do not consider an allocation of these items to be practical. Our equity in earnings (losses) of unconsolidated affiliates is part of our Subsea Projects segment.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements we make in this quarterly report on Form 10-Q are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements include, without limitation, statements regarding our expectations about:

•
third quarter, second half and the full year of 2016 operating results and earnings per share, and the contributions from our segments to those results (including anticipated revenue, operating income and utilization information);

•	demand and business activity levels;

•
our plans for future operations (including planned additions to and retirements from our remotely operated vehicle ("ROV") fleet, our intent regarding the new multiservice subsea support vessel scheduled for delivery in the second quarter of 2017, and other capital expenditures);

•	our intent for use of the Ocean Intervention IV after its charter expires in July 2016;

•	our future cash flows;

•	the adequacy of our liquidity and capital resources;

•	our expectations regarding shares to be repurchased under our share repurchase plan;

•	our anticipated tax rates and underlying assumptions;

•	seasonality; and

•	industry conditions.

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

Executive Overview

We project our 2016 diluted earnings per share to be significantly less than our 2015 diluted earnings per share of $2.34. With our limited market visibility resulting from the uncertain energy market, we are not providing specific earnings guidance for either the third quarter or the full year 2016. For the remainder of 2016, we anticipate lower global demand for deepwater drilling, field development, and inspection, maintenance and repair activities, as uncertain and lower commodity prices have led our customers to substantially reduce spending, resulting in decreased demand. Compared to 2015, in 2016 we are forecasting substantial decreases in each of our oilfield operating business segments, most notably:

•	ROVs, on lower days on hire and reduced revenue per day;

•	Subsea Products, on lower pricing and demand to support field development projects; and

•	Subsea Projects, on lower pricing and demand, for both deepwater vessels and diving.

In the three- and six-month periods ended June 30, 2016, we incurred foreign exchange losses of $1.2 million and $7.1 million, respectively. These foreign exchange losses primarily related to Angola and its declining exchange rate relative to the U.S. dollar. Our foreign exchange losses are reflected in Other income (expense), net.

We added five new ROVs to our fleet during the six months ended June 30, 2016 and retired two, resulting in a total of 318 ROVs in our ROV segment fleet. For 2016, we currently plan to add new ROVs only to meet contractual commitments. On average, we expect to retire 4% to 5% of our fleet on an annual basis.

We forecast our third quarter 2016 operating income to be lower than that of the second quarter, primarily from reduced volume and lower margins in Subsea Products. We anticipate our other operating segments to be relatively flat.

Historically, we have generated approximately 90% of our revenue and substantially all of our operating income before Unallocated Expenses from our services and products provided to the oil and gas industry, particularly in the deepwater sector of the offshore market. Consequently, the levels of our customers' capital and operational spending on deepwater exploration, development and production have a significant impact on the demand for many of our services and products.

Critical Accounting Policies and Estimates

For information about our Critical Accounting Policies and Estimates, please refer to the discussion in our annual report on Form 10-K for the year ended December 31, 2015 under the heading "Critical Accounting Policies and Estimates" in Item 7 – "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Liquidity and Capital Resources

At June 30, 2016, we had working capital of $918 million, including $393 million of cash and cash equivalents. Additionally, we had $500 million of remaining borrowing capacity available under our revolving credit facility under a credit agreement with a group of banks (the "Credit Agreement"). The Credit Agreement includes a $300 million, three-year term loan and a $500 million, five-year, revolving credit facility. We consider our liquidity and capital resources to be adequate to support our existing operations, capital commitments and anticipated dividends.

Our capital expenditures were $53 million during the first six months of 2016, as compared to $325 million during the first six months of last year. Of the $53 million of capital expenditures in 2016, $28 million was invested in our ROV segment and $12 million was invested in our Subsea Products segment. We added five new ROVs to our fleet during the six months ended June 30, 2016 and retired two, resulting in a total of 318 ROVs in our ROV segment fleet. We currently estimate our capital expenditures for 2016, excluding business acquisitions, will be approximately $100 million to $150 million, including $19 million of construction progress payments in the second half of 2016 for the new multiservice subsea support vessel, to be named the Ocean Evolution, discussed below, which is scheduled for delivery in the second quarter of 2017. Of the $325 million of capital expenditures in the first six months of 2015, $230 million related to the acquisition of C & C Technologies, Inc. ("C&C"), $39 million was invested in our ROV segment and $36 million was invested in our Subsea Products segment.

During the third quarter of 2013, we signed an agreement with a shipyard for the construction of a subsea support vessel, to be named the Ocean Evolution. We expect to take delivery of that vessel in the second quarter of 2017. We intend for the vessel to be U.S.-flagged and documented with a coastwise endorsement by the U.S. Coast Guard. It is expected to have an overall length of 353 feet, a Class 2 dynamic positioning system, accommodations for 110 personnel, a helideck, a 250-ton active heave-compensated crane, and a working moonpool. We expect to outfit the vessel with two of our high specification work-class ROVs. The vessel will also be equipped with a satellite communications system capable of transmitting streaming video for real-time work observation by shore personnel. We anticipate the vessel will be used to augment our ability to provide subsea intervention services in the ultra-deep waters of the U.S. Gulf of Mexico. These services are required to perform inspection, maintenance and repair projects and hardware installations.

In 2012, we chartered a deepwater vessel, the Ocean Intervention III, for two years, with extension options for up to three additional years, and which we have extended to January 2017. We have also chartered an additional deepwater vessel, the Olympic Intervention IV, for an initial term of five years, which began in the third quarter of 2008, and which we have extended to July 2016. After the Olympic Intervention IV charter term expiration in July, we have an arrangement to continue to market the vessel with our services. We will pay the vessel owner at prevailing spot market rates only for the days the vessel is used on the projects we are awarded, thereby lowering our fixed vessel costs. We outfitted each of these deepwater vessels with two of our high-specification work-class ROVs, and we have been utilizing these vessels to perform subsea hardware installation and inspection, maintenance and repair projects, and to conduct well intervention services in the U.S. Gulf of Mexico and offshore Angola. In 2012, we moved the Ocean Intervention III to Angola and also chartered the Bourbon Oceanteam 101 to work on a three-year field support contract for a unit of BP plc. We had extended the charter of the Bourbon Oceanteam 101 to January 2017. However, in early 2016, the customer exercised its right, under the field support services contract, to terminate its use of the Bourbon Oceanteam 101 at the end of May 2016. Under the terms of the contract, the costs incurred by us associated with the early release and demobilization of the vessel were reimbursed by the customer. Following the release of the vessel, we redelivered it to the vessel supplier. Under the field support services contract, we are continuing to supply project management, engineering and the Ocean

Intervention III. We also provide ROV tooling, asset integrity services and installation and workover control system services. We have also provided other chartered vessels and a barge on an as-requested basis from the customer.

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

In December 2013, we commenced a three-year charter for the Normand Flower, a multi-service subsea marine support vessel. We have made modifications to the vessel, including reconfiguration to accommodate two of our high-specification work-class ROVs, and have used the vessel in the U.S. Gulf of Mexico to perform inspection, maintenance and repair projects and hardware installations. Unless we choose to exercise one of our options to extend the charter for up to three additional years or we negotiate new terms, the charter for the Normand Flower will expire in December 2016.

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

At June 30, 2016, we had long-term debt in the principal amount of $800 million outstanding and $500 million available under our revolving credit facility provided under the Credit Agreement.

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

The Credit Agreement contains various covenants that we believe are customary for agreements of this nature, including, but not limited to, restrictions on our ability and the ability of each of our subsidiaries to incur debt, grant liens, make certain investments, make distributions, merge or consolidate, sell assets, enter into transactions with affiliates and enter into certain restrictive agreements. We are also subject to a maximum total capitalization ratio of 55%, as noted above. The Credit Agreement includes customary events of default and associated remedies. As of June 30, 2016, we were in compliance with all the covenants set forth in the Credit Agreement.

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

Our principal source of cash from operating activities is our net income, adjusted for the non-cash effects of, among other things, depreciation and amortization, deferred income taxes and noncash compensation under our share-based compensation plans. Our $146 million and $200 million of cash provided from operating activities in the six-month periods ended June 30, 2016 and 2015, respectively, were principally affected by cash increases (decreases) of:

•	$66 million and $5 million, respectively, from changes in accounts receivable;

•	$49 million and $(27) million, respectively, from changes in other operating assets; and

•	$(121) million and $(41) million, respectively, from changes in current liabilities.

We had an increase in cash related to accounts receivable in the six months ended June 30, 2016, as we had lower revenue in the quarter ended June 30, 2016 as compared to the fourth quarter of 2015, so, combined with our cash collections, our overall accounts receivable balances decreased. The 2016 increase in cash related to changes in other operating assets was largely attributable to a prepayment we made during 2015 to a steel tube vendor for material we received in 2016 for a steel tube umbilical contract. The 2015 decrease in cash related to changes in other operating assets was largely attributable to the prepayment, which we made in exchange for more favorable pricing from the vendor. Each of the 2016 and 2015 decreases in cash related to current liabilities reflected lower business levels than we had during the fourth quarter of the respective immediately preceding fiscal year, and in 2016 we decreased our accruals for incentive compensation.

In the six months ended June 30, 2016, we used $77 million of cash in investing activities. The cash used in investing activities largely related to capital expenditures of $53 million and other investments of $30 million. The other investments were primarily for the purchase of bonds in Angola for the purpose of mitigating our Angolan currency risk. We also used $56 million in financing activities, primarily for the payment of cash dividends of $53 million. In the six months ended June 30, 2015, we used $323 million of cash in investing activities. The cash used in investing activities related to the capital expenditures, including the C&C acquisition described above. We also used $105 million in financing activities, which included uses of cash for repurchases of 2.0 million shares of our common stock for $100 million, the payment of cash dividends of $54 million, and borrowing the final $50 million under our term loan facility.

We have not guaranteed any debt not reflected on our consolidated balance sheet, and we do not have any off-balance sheet arrangements, as defined by SEC rules.

In December 2014, our Board of Directors approved a plan to repurchase up to 10 million shares of our common stock. Under this plan, we had repurchased 2.0 million shares of our common stock for $100 million through June 30, 2016, all during 2015. We account for the shares we hold in treasury under the cost method, at average cost. The timing and amount of any future repurchases will be determined by our management. We expect that any additional shares repurchased under the plan will be held as treasury stock for possible future use. The plan does not obligate us to repurchase any particular number of shares.
In the second quarter of 2014, we raised our dividend to our common shareholders to the current rate of $0.27 per share. Our latest $0.27 per share quarterly dividend was declared in July 2016 and is payable in September 2016.

Results of Operations

We operate in five business segments. The segments are contained within two businesses — services and products provided to the oil and gas industry ("Oilfield") and all other services and products ("Advanced Technologies"). Our Unallocated Expenses are those not associated with a specific business segment.

Consolidated revenue and profitability information is as follows:

	Three Months Ended			Six Months Ended
(dollars in thousands)	Jun 30, 2016	Jun 30, 2015	Mar 31, 2016	Jun 30, 2016	Jun 30, 2015
Revenue	$625,539	$810,303	$608,344	$1,233,883	$1,597,075
Gross Margin	95,233	167,545	97,480	192,713	330,994
Gross Margin %	15%	21%	16%	16%	21%
Operating Income	38,380	107,940	48,099	86,479	214,590
Operating Income %	6%	13%	8%	7%	13%

We generate a material amount of our consolidated revenue from contracts for services in the U.S. Gulf of Mexico in our Subsea Projects segment, which is usually more active from April through October, as compared to the rest of the year. The European operations of our Asset Integrity segment are also typically seasonally more active in the second and third quarters; however, the reduced customer spending levels in the current commodity price environment have substantially obscured this seasonality since mid-2014. Revenue in our ROV segment is generally subject to seasonal variations in demand, with our first quarter being the low quarter of the year. The level of our ROV seasonality primarily depends on the number of ROVs we have engaged in vessel-based subsea infrastructure inspection, maintenance, repair and installation, which is more seasonal than drilling support. Periods since mid-2014 reflect an exception, as there has been a general decline in offshore activity, which caused a decrease in our ROV days on hire and utilization during each sequential quarter from September 2014 through March 2016. In the second quarter of 2016, our ROV days on hire were relatively flat compared to the first quarter of 2016, instead of the usual seasonal increase, and ROV quarterly revenue declined due to lower average revenue per day on hire as a result of a geographical shift in the number of days worked, and lower pricing. Revenue in our Subsea Products and Advanced Technologies segments has generally not been seasonal.

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

	Three Months Ended			Six Months Ended
(dollars in thousands)	Jun 30, 2016	Jun 30, 2015	Mar 31, 2016	Jun 30, 2016	Jun 30, 2015
Remotely Operated Vehicles
Revenue	$139,641	$216,426	$147,621	$287,262	$435,873
Gross Margin	26,925	70,132	35,322	62,247	141,443
Operating Income	18,020	61,294	26,987	45,007	123,476
Operating Income %	13%	28%	18%	16%	28%
Days available	28,959	30,465	28,819	57,778	60,596
Days utilized	16,057	21,710	16,005	32,062	43,849
Utilization	55%	71%	56%	55%	72%

Subsea Products
Revenue	190,897	240,057	194,812	385,709	480,786
Gross Margin	42,728	62,465	56,136	98,864	132,232
Operating Income	25,121	42,286	40,640	65,761	92,300
Operating Income %	13%	18%	21%	17%	19%
Backlog at end of period	503,000	703,000	576,000	503,000	703,000

Subsea Projects
Revenue	138,662	172,324	129,422	268,084	325,896
Gross Margin	14,317	36,989	11,509	25,826	63,889
Operating Income	10,237	30,607	6,789	17,026	52,883
Operating Income %	7%	18%	5%	6%	16%

Asset Integrity
Revenue	73,864	95,509	69,600	143,464	194,002
Gross Margin	10,096	11,750	7,343	17,439	24,549
Operating Income (Loss)	(805)	4,576	434	(371)	9,601
Operating Income %	(1)%	5%	1%	—%	5%

Total Oilfield
Revenue	$543,064	$724,316	$541,455	$1,084,519	$1,436,557
Gross Margin	94,066	181,336	110,310	204,376	362,113
Operating Income	52,573	138,763	74,850	127,423	278,260
Operating Income %	10%	19%	14%	12%	19%

In general, our Oilfield business focuses on supplying services and products to the deepwater sector of the offshore market. For 2016, we have experienced, and expect to continue to experience, lower global demand for deepwater drilling, field development, and inspection, maintenance and repair activities due to the decline in oil prices since June 2014. As a result, we are forecasting substantial decreases in each of our oilfield operating business segments for the year 2016 as compared to 2015.

We believe we are the world's largest provider of ROV services, and this business segment historically, but not currently, has been the largest contributor to our Oilfield business operating income. Our ROV segment revenue reflects the utilization percentages, fleet sizes and average pricing of the respective periods. Our ROV operating margins have declined during periods of lower utilization and pricing as depreciation becomes a higher percentage of revenue. In the full year of 2014, ROV depreciation and amortization was 14% of ROV revenue; in the full year of 2015, it was 18% of ROV revenue and in the first half of 2016 it was 24% of ROV revenue. Our ROV operating income decreased in the three- and six-month periods ended June 30, 2016 compared to the corresponding periods of the prior year, as a result of lower days on hire and lower average revenue per day-on-hire. Our decrease in ROV operating income in the second quarter of 2016 compared to the immediately preceding quarter was the result of lower average revenue per day on hire as a result of a geographical shift in the number of days worked, and lower pricing. We added five new ROVs to our fleet during the six months ended June 30, 2016 to meet contractual commitments and retired two, resulting in a total of 318 ROVs in our ROV segment fleet. We expect our second half 2016 ROV operating income to decrease from that of the first half, due to decreases in days on hire and average revenue per day-on-hire.

To improve operational efficiency, we have reorganized our Subsea Products segment into two business units – (1) manufactured products and (2) service and rentals. Manufactured products include production control umbilicals and specialty subsea hardware, while our service and rentals include tooling, subsea work systems and installation and workover control systems. This internal reorganization does not affect our segment reporting structure or the historical comparability of our segment results. The following table presents revenue from manufactured products and service and rentals as their respective percentages of total Subsea Products revenue:

	Three Months Ended			Six Months Ended
	Jun 30, 2016	Jun 30, 2015	Mar 31, 2016	Jun 30, 2016	Jun 30, 2015
Manufactured products	68%	58%	65%	66%	60%

Service and rentals	32%	42%	35%	34%	40%

Our Subsea Products revenue and operating income were lower in the three-month period ended June 30, 2016 compared to the corresponding period of the prior year, due to lower demand and pricing, most notably in service and rentals. The second quarter of 2015 included a write down of inventory of $9.0 million, as we decided to cease manufacturing subsea BOP control systems due to deteriorating demand prospects. Subsea Products operating income in the second quarter of 2016 was lower than that of the immediately preceding quarter due to lower demand and pricing in service and rentals and lower margins on manufactured products, as we processed backlog and new orders with lower pricing. Our Subsea Products backlog was $503 million at June 30, 2016 compared to $652 million at December 31, 2015. The backlog decline was primarily in manufactured products. For the six months ended June 30, 2016 our Subsea Products revenue and operating income decreased from that of the corresponding period of the prior year across both business units, most notably due to lower demand for and pricing of service and rentals. We expect Subsea Products operating income to be considerably lower in the second half of 2016 compared to the first half, due to lower throughput and margins below 10%.

Our Subsea Projects operating income was lower in the three-month period ended June 30, 2016 compared to the corresponding period of the prior year, as a result of generally lower vessel demand and pricing, and the release in May 2016 of the Bourbon Oceanteam 101, which serviced the field support vessel services contract offshore Angola. Our Subsea Projects operating income was higher in the three-month period ended June 30, 2016 compared to the immediately preceding quarter, as we drydocked the Ocean Alliance for regulatory inspection during the first quarter. For the six months ended June 30, 2016, our Subsea Projects revenue and operating income decreased from that of the corresponding period of the prior year, as a result of decreased demand and lower pricing for deepwater vessel services, including the completion during April 2015 of work associated with the Bourbon Evolution 803, a vessel we chartered on a short-term basis for use associated with our contract for field support vessel services offshore Angola. In the second half of 2016, we expect some seasonal increase in Gulf of Mexico activity, and a reduction of our vessel fixed costs when the Olympic Intervention IV charter obligation expires in July. These factors, however are not expected to be enough to offset our reduced scope of work in Angola, including the early release of the Bourbon Oceanteam 101 from its field support services contract with BP at the end of May.

For the three-month period ended June 30, 2016, our Asset Integrity segment generated an operating loss, compared to operating income for the corresponding period of the prior year, as a result of lower demand and pricing, principally in the U.K. and Norway, and a bad debt expense of $3.3 million in the second quarter of 2016. Compared to the immediately preceding quarter, Asset Integrity's operating results were lower due to the bad debt expense. For the six months ended June 30, 2016, our Asset Integrity revenue and operating income decreased from that of the corresponding period of the prior year across most of our operating areas due to decreased demand and pricing, as customers continue to defer both capital and maintenance expenditures. For the second half of 2016, we expect Asset Integrity to generate a small amount of operating income.

Advanced Technologies

Revenue and margin information was as follows:

	Three Months Ended			Six Months Ended
(dollars in thousands)	Jun 30, 2016	Jun 30, 2015	Mar 31, 2016	Jun 30, 2016	Jun 30, 2015
Revenue	$82,475	$85,987	$66,889	$149,364	$160,518
Gross Margin	10,600	10,945	5,827	16,427	20,345
Operating Income	5,528	6,267	593	6,121	11,287
Operating Income %	7%	7%	1%	4%	7%

Advanced Technologies operating income for the three-month period ended June 30, 2016 was higher than that of the immediately preceding quarter, as a result of an increase in engineering services and support for the U.S. Navy. For the six months ended June 30, 2016, Advanced Technologies operating income was lower than that of the corresponding period of 2015, due to continuing low margins on certain now-completed commercial programs and theme park projects resulting from execution and contracting issues. We expect an improvement in our Advanced Technologies operating income in the second half of 2016 compared to the first half of 2016, with the comparative increase due to expected better results on subsequent theme park projects and increased activity.

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

The following table sets forth our Unallocated Expenses for the periods indicated.

	Three Months Ended			Six Months Ended
(dollars in thousands)	Jun 30, 2016	Jun 30, 2015	Mar 31, 2016	Jun 30, 2016	Jun 30, 2015
Gross margin expenses	$9,433	$24,736	$18,657	$28,090	$51,464
Operating income expenses	19,721	37,090	27,344	47,065	74,957
% of revenue	3%	5%	4%	4%	5%

Our Unallocated Expenses were lower in the three- and six-month periods ended June 30, 2016 compared to the corresponding periods of the prior year, primarily due to lower estimated expenses related to incentive compensation from our performance units and bonuses and ongoing cost reduction initiatives. Our Unallocated Expenses for the second quarter of 2016 decreased from those of the immediately preceding quarter, primarily due to lower estimated expenses related to incentive compensation from our performance units and bonuses. For the second half of 2016, we expect Unallocated Expenses to be slightly higher than the first half of 2016.

Other

The following table sets forth our significant financial statement items below the income from operations line.

	Three Months Ended			Six Months Ended
(in thousands)	Jun 30, 2016	Jun 30, 2015	Mar 31, 2016	Jun 30, 2016	Jun 30, 2015
Interest income	$1,442	$51	$295	$1,737	$207
Interest expense, net of amounts capitalized	(6,207)	(6,212)	(6,392)	(12,599)	(12,300)
Equity in income (losses) of unconsolidated affiliates	263	1	526	789	(254)
Other income (expense), net	(1,405)	(6,484)	(5,988)	(7,393)	(5,784)
Provision for income taxes	10,164	29,828	11,437	21,601	61,492

In addition to interest on borrowings, interest expense includes amortization of loan costs, fees for lender commitments under our revolving credit agreement and fees for standby letters of credit and bank guarantees that banks issue on our behalf for performance bonds, bid bonds and self-insurance requirements.

Foreign currency transaction gains and losses is the principal component of Other income (expense), net. In the six months ended June 30, 2016, we incurred foreign currency transaction losses of $7.1 million, primarily related to Angola and its currency's declining exchange rate relative to the U.S. dollar. The foreign currency transaction losses related primarily to our cash balances in Angola. Conversion of cash balances from Angolan kwanza to U.S. dollars is controlled by the central bank in Angola, and the central bank slowed this process starting in mid-2015, causing our cash balances in kwanza to increase.

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
Because we operate in various oil and gas exploration and production regions in the world, we conduct a portion of our business in currencies other than the U.S. dollar. The functional currency for several of our international operations is the applicable local currency. A stronger U.S. dollar against the U.K. pound sterling, the Norwegian kroner and the Brazilian real may result in lower operating income. We manage our exposure to changes in foreign exchange rates principally through arranging compensation in U.S. dollars or freely convertible currency and, to the extent possible, by limiting compensation received in other currencies to amounts necessary to meet obligations denominated in those currencies. We use the exchange rates in effect as of the balance sheet date to translate assets and liabilities as to which the functional currency is the local currency, resulting in translation adjustments that we reflect as accumulated other comprehensive income or loss in the shareholders' equity section of our Consolidated Balance Sheets. We recorded net adjustments to our equity accounts of $(20) million and $17 million in the three-month periods ended June 30, 2016 and 2015, respectively. Negative adjustments reflect the net impact of the strengthening of the U.S. dollar against various foreign currencies for locations where the functional currency is not the U.S. dollar. Conversely, positive adjustments reflect the effect of a weakening U.S. dollar.

We recorded foreign currency transaction losses of $1.2 million and $7.1 million in the three- and six-month periods ended June 30, 2016, and $6.0 million and $5.3 million in the three- and six-month periods ended June 30, 2015, respectively, that are included in Other expense, net in our Consolidated Statements of Income in those respective periods. Since the second quarter of 2015, the exchange rate for the Angolan kwanza relative to the U.S. dollar has been declining. As our functional currency in Angola is the U.S. dollar, included within our foreign currency translation losses are foreign currency transaction losses related to the kwanza of $1.2 million and $8.2 million in the three- and six-month periods ended June 30, 2016. These foreign currency transaction losses related primarily to the remeasurement of our Angolan kwanza cash balances to U.S. dollars. Conversion of cash balances from kwanza to U.S. dollars is controlled by the central bank in Angola, and the central bank has slowed this process since mid-2015, causing our kwanza cash balances to increase. As of June 30, 2016, we had the equivalent of approximately $34 million of cash in kwanza in Angola reflected on our balance sheet.

To mitigate our currency exposure risk in Angola, through June 30, 2016 we have used kwanza to purchase $50 million equivalent Angolan central bank (Banco Nacional de Angola) bonds with various maturities during 2018. These bonds are denominated as U.S. dollar equivalents, so that, upon payment of semi-annual interest and principal upon maturity, payment is made in kwanza, equivalent to the respective U.S. dollars at the then-current exchange rate. We have classified $40 million of these instruments as held-to-maturity, and have recorded the original cost on our balance sheet as other non-current assets. The remaining $10 million are classified as available for sale and are recorded on our balance sheet as other current assets at original cost, which approximated market value at June 30, 2016.

Item 4.        Controls and Procedures.

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2016 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There has been no change in our internal control over financial reporting that occurred during the three months ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

July 27, 2016	/S/ M. KEVIN MCEVOY
Date	M. Kevin McEvoy
Chief Executive Officer
(Principal Executive Officer)

July 27, 2016	/S/ ALAN R. CURTIS
Date	Alan R. Curtis
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

July 27, 2016	/S/ W. CARDON GERNER
Date	W. Cardon Gerner
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Index to Exhibits

			Registration or File Number	Form of Report	Report Date	Exhibit Number
*	3.01	Restated Certificate of Incorporation	1-10945	10-K	Dec. 2000	3.01
*	3.02	Certificate of Amendment to Restated Certificate of Incorporation	1-10945	8-K	May 2008	3.1
*	3.03	Certificate of Amendment to Restated Certificate of Incorporation	1-10945	8-K	May 2014	3.1
*	3.04	Amended and Restated Bylaws	1-10945	8-K	Aug. 2015	3.1
	12.01	Computation of Ratio of Earnings to Fixed Charges
	31.01	Rule 13a – 14(a)/15d – 14(a) certification of principal executive officer
	31.02	Rule 13a – 14(a)/15d – 14(a) certification of principal financial officer
	32.01	Section 1350 certification of principal executive officer
	32.02	Section 1350 certification of principal financial officer
	101.INS	XBRL Instance Document
	101.SCH	XBRL Taxonomy Extension Schema Document
	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
	101.LAB	XBRL Taxonomy Extension Label Linkbase Document
	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

	*	Exhibit previously filed with the Securities and Exchange Commission, as indicated, and incorporated herein by reference.