Form 10-Q
period 2016-09-30
OCEANEERING INTERNATIONAL INC
filed 2016-11-07
CIK 73756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
☐ Yes    ☑ No
Number of shares of Common Stock outstanding as of October 28, 2016: 98,065,073

Oceaneering International, Inc.
Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	Sep 30, 2016	Dec 31, 2015
(in thousands, except share data)
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$441,625	$385,235
Accounts receivable, net of allowances for doubtful accounts of $7,982 and $5,893	510,424	612,785
Inventory, net	297,195	328,453
Other current assets	110,024	191,020
Total Current Assets	1,359,268	1,517,493
Property and Equipment, at cost	2,770,569	2,772,580
Less accumulated depreciation	1,603,598	1,505,849
Net Property and Equipment	1,166,971	1,266,731
Other Assets:
Goodwill	448,289	426,872
Other non-current assets	263,042	218,440
Total Other Assets	711,331	645,312
Total Assets	$3,237,570	$3,429,536
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$95,303	$118,277
Accrued liabilities	382,289	477,284
Income taxes payable	23,481	20,395
Total Current Liabilities	501,073	615,956
Long-term Debt	802,256	795,836
Other Long-term Liabilities	362,461	439,010
Commitments and Contingencies
Shareholders’ Equity:
Common Stock, par value $0.25 per share; 360,000,000 shares authorized; 110,834,088 shares issued	27,709	27,709
Additional paid-in capital	223,665	230,179
Treasury stock; 12,773,015 and 12,984,829 shares, at cost	(731,448)	(743,577)
Retained earnings	2,320,971	2,364,786
Accumulated other comprehensive loss	(269,117)	(300,363)
Total Shareholders' Equity	1,571,780	1,578,734
Total Liabilities and Shareholders' Equity	$3,237,570	$3,429,536
The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended Sep 30,		Nine Months Ended Sep 30,
(in thousands, except per share data)	2016	2015	2016	2015
Revenue	$549,275	$743,613	$1,783,158	$2,340,688
Cost of services and products	513,832	575,300	1,555,002	1,841,381
Gross Margin	35,443	168,313	228,156	499,307
Selling, general and administrative expense	47,299	54,849	153,533	171,253
Income (Loss) from Operations	(11,856)	113,464	74,623	328,054
Interest income	684	229	2,421	436
Interest expense, net of amounts capitalized	(6,325)	(6,396)	(18,924)	(18,696)
Equity in income (losses) of unconsolidated affiliates	(246)	1,567	543	1,313
Other income (expense), net	570	(9,099)	(6,823)	(14,883)
Income (Loss) before Income Taxes	(17,173)	99,765	51,840	296,224
Provision for income taxes (benefit)	(5,375)	31,226	16,226	92,718
Net Income (Loss)	$(11,798)	$68,539	$35,614	$203,506
Cash Dividends declared per Share	$0.27	$0.27	$0.81	$0.81
Basic Earnings (Loss) per Share	$(0.12)	$0.70	$0.36	$2.06
Diluted Earnings (Loss) per Share	$(0.12)	$0.70	$0.36	$2.06
The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended Sep 30,		Nine Months Ended Sep 30,
(in thousands)	2016	2015	2016	2015
Net Income (Loss)	$(11,798)	$68,539	$35,614	$203,506

Other comprehensive income (loss), net of tax:

Foreign currency translation adjustments	16,411	(55,453)	31,246	(100,100)

Total other comprehensive income (loss)	16,411	(55,453)	31,246	(100,100)

Total Comprehensive Income	$4,613	$13,086	$66,860	$103,406

The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended Sep 30,
(in thousands)	2016	2015
Cash Flows from Operating Activities:
Net income	$35,614	$203,506
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	193,960	183,508
Deferred income tax provision (benefit)	(6,704)	15,780
Inventory write-downs	30,490	9,025
Net gain on sales of property and equipment	516	111
Noncash compensation	10,546	12,688
Excluding the effects of acquisitions, increase (decrease) in cash from:
Accounts receivable	102,361	98,357
Inventory	768	5,135
Other operating assets	57,879	(49,140)
Currency translation effect on working capital, excluding cash	15,592	(19,366)
Current liabilities	(163,415)	(80,086)
Other operating liabilities	(14,857)	(6,458)
Total adjustments to net income	227,136	169,554
Net Cash Provided by Operating Activities	262,750	373,060
Cash Flows from Investing Activities:
Purchases of property and equipment	(83,389)	(139,208)
Business acquisitions, net of cash acquired	(2,500)	(229,979)
Other investments	(39,818)	(19,531)
Distributions of capital from unconsolidated affiliates	5,108	3,265
Dispositions of property and equipment	3,217	376
Net Cash Used in Investing Activities	(117,382)	(385,077)
Cash Flows from Financing Activities:
Proceeds of term loan	—	50,000
Net tax deficiency from employee benefit plans	(3,004)	(781)
Cash dividends	(79,429)	(80,036)
Purchases of treasury stock	—	(100,459)
Net Cash Used in Financing Activities	(82,433)	(131,276)
Effect of exchange rates on cash	(6,545)	(16,266)
Net Increase (Decrease) in Cash and Cash Equivalents	56,390	(159,559)
Cash and Cash Equivalents—Beginning of Period	385,235	430,714
Cash and Cash Equivalents—End of Period	$441,625	$271,155
The accompanying Notes are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    SUMMARY OF MAJOR ACCOUNTING POLICIES

Basis of Presentation. We have prepared these unaudited consolidated financial statements pursuant to instructions for quarterly reports on Form 10-Q, which we are required to file with the U.S. Securities and Exchange Commission (the "SEC"). These financial statements do not include all information and footnotes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). These financial statements reflect all adjustments that we believe are necessary to present fairly our financial position at September 30, 2016 and our results of operations and cash flows for the periods presented. Except as otherwise disclosed herein, all such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in our annual report on Form 10-K for the year ended December 31, 2015. The results for interim periods are not necessarily indicative of annual results.
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
Inventory. Inventory is valued at the lower of cost or market. We determine cost using the weighted-average method. During the three- and nine-month periods ended September 30, 2016 we recorded inventory write-downs totaling $30.5 million for excess inventory of $25.2 million in our ROV segment and $5.3 million in our Subsea Products segment.
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
We capitalize interest on assets where the construction period is anticipated to be more than three months. We capitalized $1.0 million and $0.6 million of interest in the three-month periods ended September 30, 2016 and 2015, respectively, and $2.8 million and $1.7 million of interest in the nine-month periods ended September 30, 2016 and 2015, respectively. We do not allocate general administrative costs to capital projects.
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
In the third quarter of 2016, the leading indicator for deepwater activity, contracted floating rigs, continued to decline, as the rate of rigs being idled, either by contract termination or expiration, continued. Therefore, we reassessed the number of ROVs we have in our fleet, as well as the associated inventory. As a result of our reassessment, we recorded a charge as additional depreciation related to our retirement of 39 ROVs this quarter for a net book value of $10.8 million. We also recorded a $2.9 million charge as additional depreciation in our Subsea Products segment related predominantly to tools in our portfolio used to support deepwater drilling and operations.

Business Acquisitions. We account for business combinations using the acquisition method of accounting, and we allocate the acquisition price to the assets acquired and liabilities assumed based on their fair market values at the date of acquisition.

In April 2015, we completed the acquisition of C & C Technologies, Inc. ("C&C"). C&C is a global provider of ocean-bottom mapping services in deepwater utilizing customized autonomous underwater vehicles and provides marine construction surveys for both surface and subsea assets, as well as satellite-based positioning services for drilling rigs and seismic and construction vessels. C&C also provides land and near-shore survey services along the U.S. Gulf Coast and in Mexico, and performs shallow water conventional geophysical surveys in the U.S. Gulf of Mexico. The final acquisition price of approximately $224 million was paid in cash. We have accounted for this acquisition by allocating the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. We have included C&C's operations in our consolidated financial statements starting from the date of closing, and its operating results are reflected in our Subsea Projects segment. The acquisition of C&C did not have a material effect on our operating results, cash flows from operations or financial position.

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

Foreign Currency Translation. The functional currency for several of our foreign subsidiaries is the applicable local currency. Results of operations for foreign subsidiaries with functional currencies other than the U.S. dollar are translated into U.S. dollars using average exchange rates during the period. Assets and liabilities of these foreign subsidiaries are translated into U.S. dollars using the exchange rates in effect at the balance sheet date, and the resulting translation adjustments are recognized, net of tax, in accumulated other comprehensive income as a component of shareholders' equity. All foreign currency transaction gains and losses are recognized currently in the Consolidated Statements of Operations.

New Accounting Standards. In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers." ASU 2014-09, as amended, completes the joint effort by the FASB and International Accounting Standards Board to improve financial reporting by creating common revenue recognition guidance for U.S. GAAP and International Financial Reporting Standards. ASU 2014-09 applies to all companies that enter into contracts with customers to transfer goods or services. ASU 2014-09 is effective for us for interim and annual reporting periods beginning after December 15, 2017. Early application is not permitted before periods beginning after December 15, 2016, and we have chosen to apply ASU 2014-09 by recognizing the cumulative effect of applying ASU 2014-09 at the date of initial application and not adjusting comparative information. We are currently evaluating the requirements of ASU 2014-09 and have not yet determined its impact on our consolidated financial statements.

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
In November 2015, the FASB issued ASU 2015-17, "Balance Sheet Classification of Deferred Taxes." Current U.S. GAAP requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. The update requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. ASU 2015-17 is effective for our financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Earlier application is permitted. We do not anticipate that this update will have a material impact on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, "Leases." This update requires reporting entities to separate the lease components from the non-lease components in a contract and recognize lease assets and lease liabilities on the balance sheet for substantially all lease arrangements. ASU No. 2016-02 is effective for us January 1, 2019. We are currently evaluating the requirements of ASU 2016-02 and have not yet determined its impact on our consolidated financial statements.

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

In October 2016, the FASB issued ASU 2016-16, "Income Taxes (Topic 740) – Intra-Entity Transfers of Assets Other than Inventory." Current U.S. GAAP prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. The amendments in this update will eliminate the exception for an intra-entity transfer of an asset other than inventory. Two common examples of assets included within the scope of this update are intellectual property and property, plant, and equipment. The exception for an intra-entity transfer of inventory will remain in place. The amendments in this update are effective for us beginning January 1, 2018. We do not anticipate that this update will have a material effect on our consolidated financial statements.

2.    INVENTORY
The following is information regarding our inventory:

(in thousands)	Sep 30, 2016	Dec 31, 2015
Inventory, net:
Remotely operated vehicle parts and components	$118,337	$163,539
Other inventory, primarily raw materials	178,858	164,914
Total	$297,195	$328,453

3.    DEBT
Long-term Debt consisted of the following:

(in thousands)	Sep 30, 2016	Dec 31, 2015
4.650% Senior Notes due 2024:
Principal of the Notes	$500,000	$500,000
Issuance costs, net of amortization	(5,558)	(6,073)
Fair value of interest rate swap on $100 million of principal	7,814	1,909
Term Loan Facility	300,000	300,000
Revolving Credit Facility	—	—
Long-term Debt	$802,256	$795,836

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

The Credit Agreement contains various covenants that we believe are customary for agreements of this nature, including, but not limited to, restrictions on our ability and the ability of each of our subsidiaries to incur debt, grant liens, make certain investments, make distributions, merge or consolidate, sell assets, enter into transactions with affiliates and enter into certain restrictive agreements. We are also subject to a maximum total capitalization ratio of 55%, as noted above. The Credit Agreement includes customary events of default and associated remedies. As of September 30, 2016, we were in compliance with all the covenants set forth in the Credit Agreement.

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

4.    COMMITMENTS AND CONTINGENCIES

Litigation. On June 17, 2014, a purported shareholder filed a derivative complaint against all of the then-current members of our board of directors and one of our former directors, as defendants, and our company, as nominal defendant, in the Court of Chancery of the State of Delaware. Through the complaint, the plaintiff is asserting, on behalf of our company, actions for breach of fiduciary duties and unjust enrichment in connection with prior determinations of our board of directors relating to nonexecutive director compensation. The plaintiff is seeking relief including disgorgement of payments made to the defendants, an award of unspecified damages and an award for attorneys’ fees and other costs. We and the defendants have filed a motion to dismiss the complaint and a supporting brief on which the Court has not yet ruled. In any event, our company is only a nominal defendant in this litigation, and we do not expect the resolution of this matter to have a material adverse effect on our results of operations, cash flows or financial position.

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

The carrying values of cash and cash equivalents approximate their fair values due to the short-term maturity of the underlying instruments. Accounts receivable are generated from a broad group of customers, primarily from within the energy industry, which is our major source of revenue. Due to their short-term nature, carrying values of our accounts receivable and accounts payable approximate fair market values. We had borrowings of $300 million at September 30, 2016 under our Term Loan Facility. Due to the short-term nature of the associated interest rate periods, the carrying value of our debt under the Term Loan Facility approximates its fair value. This debt is classified as Level 2 in the fair value hierarchy under U.S. GAAP (inputs other than quoted prices in active markets for similar assets and liabilities that are observable or can be corroborated by observable market data for substantially the full term for the assets or liabilities).

We estimated the fair market value of the Senior Notes to be $517 million at September 30, 2016 based on quoted prices. Since the market for the Senior Notes is not an active market, the fair value of the Senior Notes is classified within Level 2 in the fair value hierarchy under U.S. GAAP.

We have an interest rate swap in place on $100 million of the Senior Notes for the period from November 2014 to November 2024. The agreement swaps the fixed interest rate of 4.650% on $100 million of the Senior Notes to the floating rate of one month LIBOR plus 2.426%. We estimate the fair value of the interest rate swap to be an asset of $7.8 million at September 30, 2016, which is reflected on our balance sheet as a component of Other Long-term Assets, with the offset as an adjustment to the carrying value of Long-term Debt. This value was arrived at using a discounted cash flow model using Level 2 inputs.

Since the second quarter of 2015, the exchange rate for the Angolan kwanza relative to the U.S. dollar has been declining. As our functional currency in Angola is the U.S. dollar, we recorded foreign currency transaction gains (losses) related to the kwanza of $0.7 million and $(7.9) million in the three-month periods ended September 30, 2016 and 2015, respectively, and $(7.6) million and $(17.9) million in the nine-month periods ended September 30, 2016 and 2015, respectively, as a component of Other income (expense), net in our Consolidated Statements of Operations for those respective periods. Our foreign currency transaction losses related primarily to the remeasurement of our Angolan kwanza cash balances to U.S. dollars. Conversion of cash balances from kwanza to U.S. dollars is controlled by the central bank in Angola, and the central bank has slowed this process since mid-2015, causing our kwanza cash balances to increase. As of September 30, 2016, we had the equivalent of approximately $32 million of cash in kwanza in Angola reflected on our balance sheet.
To mitigate our currency exposure risk in Angola, through September 30, 2016 we used kwanza to purchase $60 million equivalent Angolan central bank (Banco Nacional de Angola) bonds with various maturities throughout 2018. These bonds are denominated as U.S. dollar equivalents, so that, upon payment of semi-annual interest and principal upon maturity, payment is made in kwanza, equivalent to the respective U.S. dollars at the then-current exchange rate. We have classified $50 million of these instruments as held-to-maturity, and have recorded the original cost on our balance sheet as other non-current assets. The remaining $10 million of these instruments are classified as available for sale and are recorded on our balance sheet as other current assets at fair market value at September 30, 2016, which approximated original cost. We estimated the fair market value of the Angolan bonds at September 30, 2016 using quoted prices. Since the market for the Angolan bonds is not an active market, the fair value of the Angolan bonds is classified within Level 2 in the fair value hierarchy under U.S. GAAP. The Angolan bonds recorded as current assets were sold in October 2016 at approximately book value.

5.	EARNINGS PER SHARE, SHARE-BASED COMPENSATION AND SHARE REPURCHASE PLAN
Earnings per Share. The table that follows presents our computation of weighted average basic and diluted shares outstanding, which we use in our earnings per share calculations. For each period presented, our net income (loss) allocable to both common shareholders and diluted common shareholders is the same as our net income (loss) in our consolidated statements of operations.

	Three Months Ended Sep 30,		Nine Months Ended Sep 30,
(in thousands)	2016	2015	2016	2015
Basic shares outstanding	98,061	97,845	98,025	98,609
Effect of restricted stock units	—	340	359	382
Diluted shares outstanding	98,061	98,185	98,384	98,991
Our quarterly dividend to our common shareholders was $0.27 per share from the second quarter of 2014 through the third quarter of 2016. Our latest quarterly dividend is $0.15 per share and was declared in October 2016 and is payable in December 2016.

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
For each of the restricted stock units granted in 2014 through 2016, at the earlier of three years after grant or at termination of employment or service, the grantee will be issued one share of our common stock for each unit vested. As of September 30, 2016 and December 31, 2015, respective totals of 1,079,607 and 831,291 shares of restricted stock or restricted stock units were outstanding.
We estimate that stock-based compensation cost not yet recognized related to shares of restricted stock or restricted stock units, based on their grant-date fair values, was $17 million at September 30, 2016. This expense is being recognized on a staged-vesting basis over three years for awards attributable to individuals meeting certain age and years-of-service requirements, and on a straight-line basis over the applicable vesting period of one or three years for the other awards.
Share Repurchase Plan. In December 2014, our Board of Directors approved a plan to repurchase up to 10 million shares of our common stock. Under this plan, we had repurchased 2.0 million shares of our common stock for $100 million through December 31, 2015. We did not repurchase any shares under the plan during the nine-month period ended September 30, 2016. We account for the shares we hold in treasury under the cost method, at average cost.

6.    INCOME TAXES

During interim periods, we provide for income taxes based on our current estimated annual effective tax rate using assumptions as to (1) earnings and other factors that would affect the tax provision for the remainder of the year and (2) the operations of foreign branches and subsidiaries that are subject to local income and withholding taxes. We conduct business through several foreign subsidiaries and, although we expect our consolidated operations to be profitable, there is no assurance that profits will be earned in entities or jurisdictions that have net operating loss carryforwards available. The primary difference between our effective tax rates of 31.3% in the periods ended September 30, 2016 and the federal statutory rate of 35% reflects our intention to continue to indefinitely reinvest in certain of our international operations. As a result, we do not provide for U.S. taxes on that portion of our foreign earnings.
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
We account for any applicable interest and penalties on uncertain tax positions as a component of our provision for income taxes on our financial statements. Including associated foreign tax credits and penalties and interest, we have accrued a net total of $4.7 million in Other Long-term Liabilities on our balance sheet for unrecognized tax benefits at September 30, 2016. All additions or reductions to those liabilities would affect our effective income tax rate in the periods of change.

Our tax returns are subject to audit by taxing authorities in multiple jurisdictions. These audits often take years to complete and settle. The following lists the earliest tax years open to examination by tax authorities where we have significant operations:

Jurisdiction	Periods
United States	2013
United Kingdom	2012
Norway	2006
Angola	2013
Brazil	2010
Australia	2012

7.    BUSINESS SEGMENT INFORMATION

We are a global oilfield provider of engineered services and products, primarily to the offshore oil and gas industry, with a focus on deepwater applications. Through the use of our applied technology expertise, we also serve the defense, aerospace and commercial theme park industries. Our Oilfield business consists of Remotely Operated Vehicles ("ROVs"), Subsea Products, Subsea Projects and Asset Integrity. Our ROV segment provides submersible vehicles operated from the surface to support offshore oil and gas exploration, development, production and decommissioning activities. Our Subsea Products segment supplies a variety of specialty subsea hardware and related services. To improve operational efficiency, we have reorganized our Subsea Products segment into two business units – (1) manufactured products and (2) service and rental. Manufactured products include production control umbilicals and specialty subsea hardware, while service and rental includes tooling, subsea work systems and installation and workover control systems. This internal reorganization does not affect our segment reporting structure or the historical comparability of our segment results. Our Subsea Projects segment provides multiservice subsea support vessels and oilfield diving and support vessel operations, primarily for inspection, maintenance and repair and installation activities. Since April 2015, we have also provided survey, autonomous underwater vehicle ("AUV") and satellite-positioning services. Our Asset Integrity segment provides asset integrity management and assessment services and nondestructive testing and inspection. Our Advanced Technologies business provides project management, engineering services and equipment for applications in non-oilfield markets. Unallocated Expenses are those not associated with a specific business segment. These consist of expenses related to our incentive and deferred compensation plans, including restricted stock and bonuses, as well as other general expenses, including corporate administrative expenses.
There are no differences in the basis of segmentation or in the basis of measurement of segment profit or loss from those used in our consolidated financial statements for the year ended December 31, 2015.

The table that follows presents Revenue and Income (Loss) from Operations by business segment for each of the periods indicated.

	Three Months Ended			Nine Months Ended
(in thousands)	Sep 30, 2016	Sep 30, 2015	Jun 30, 2016	Sep 30, 2016	Sep 30, 2015
Revenue
Oilfield
Remotely Operated Vehicles	$126,507	$198,426	$139,641	$413,769	$634,299
Subsea Products	157,269	220,039	190,897	542,978	700,825
Subsea Projects	110,799	147,191	138,662	378,883	473,087
Asset Integrity	71,995	95,609	73,864	215,459	289,611
Total Oilfield	466,570	661,265	543,064	1,551,089	2,097,822
Advanced Technologies	82,705	82,348	82,475	232,069	242,866
Total	$549,275	$743,613	$625,539	$1,783,158	$2,340,688
Income (Loss) from Operations
Oilfield
Remotely Operated Vehicles	$(23,845)	$52,417	$18,020	$21,162	$175,893
Subsea Products	6,109	46,079	25,121	71,870	138,379
Subsea Projects	15,029	28,841	10,237	32,055	81,724
Asset Integrity	4,725	8,549	(805)	4,354	18,150
Total Oilfield	2,018	135,886	52,573	129,441	414,146
Advanced Technologies	4,357	1,635	5,528	10,478	12,922
Unallocated Expenses	(18,231)	(24,057)	(19,721)	(65,296)	(99,014)
Total	$(11,856)	$113,464	$38,380	$74,623	$328,054
Depreciation and Amortization
Oilfield
Remotely Operated Vehicles	$43,705	$35,094	$34,026	$111,415	$107,236
Subsea Products	14,205	12,681	12,952	39,964	38,247
Subsea Projects	8,575	9,782	8,353	25,447	24,140
Asset Integrity	5,980	2,663	2,843	11,736	8,222
Total Oilfield	72,465	60,220	58,174	188,562	177,845
Advanced Technologies	789	618	806	2,329	1,879
Unallocated Expenses	946	1,184	999	3,069	3,784
Total	$74,200	$62,022	$59,979	$193,960	$183,508
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

Certain statements we make in this quarterly report on Form 10-Q are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements include, without limitation, statements regarding our expectations about:

•
fourth quarter and the full years of 2016 and 2017 operating results and earnings per share, and the contributions from our segments to those results (including anticipated revenue, operating income and utilization information);

•	demand and business activity levels;

•
our plans for future operations (including planned additions to and retirements from our remotely operated vehicle ("ROV") fleet, our intent regarding the new multiservice subsea support vessel scheduled for delivery late in the second quarter of 2017, and other capital expenditures);

•	our future cash flows;

•	the adequacy of our liquidity and capital resources;

•	our expectations regarding shares to be repurchased under our share repurchase plan;

•	our expectations regarding future dividends and their sustainability;

•	our anticipated tax rates and underlying assumptions;

•	seasonality; and

•	industry conditions.

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

Executive Overview

Our diluted earnings per share for the nine months ended September 30, 2016 was $0.36, as compared to $2.06 for the corresponding period of the prior year. Taking into account our results through September 30, 2016 and our fourth quarter outlook, we project our 2016 diluted earnings per share to be significantly less than our 2015 diluted earnings per share of $2.34. With our limited market visibility resulting from the uncertain energy market, we are not providing specific earnings guidance for the fourth quarter or the full year 2016 or the full year 2017. For the fourth quarter of 2016, we anticipate lower global demand for deepwater drilling, field development, and inspection, maintenance and repair activities, as uncertain and lower commodity prices have led our customers to substantially reduce spending, resulting in decreased demand. Compared to 2015, in 2016 we are forecasting substantial decreases in each of our oilfield operating business segments, most notably:

•	ROVs, on lower days on hire and reduced revenue per day;

•	Subsea Products, on lower pricing and demand to support field development projects; and

•	Subsea Projects, on lower pricing and demand, for both deepwater vessels and diving.

In the three- and nine-month periods ended September 30, 2016, we incurred foreign exchange gains (losses) of $0.6 million and $(6.5) million, respectively. The foreign exchange losses primarily related to Angola and its declining exchange rate relative to the U.S. dollar. Our foreign exchange losses are reflected in Other income (expense), net.

We added five new ROVs to our fleet during the nine months ended September 30, 2016 and retired 41, resulting in a total of 279 ROVs in our ROV segment fleet. On average, in normal market conditions, we expect to retire 4% to 5% of our fleet on an annual basis.

In the third quarter of 2016, the leading indicator for deepwater activity, contracted floating rigs, continued to decline, as the rate of rigs being idled, either by contract termination or expiration, continued. Therefore, we reassessed the number of ROVs we have in our fleet, as well as the associated inventory. As a result of our reassessment, we recorded $36.0 million of charges related to our retirement of 39 ROVs this quarter (for a net book value of $10.8 million) and the establishment of a $25.2 million reserve for excess inventory. We also scrutinized assets in our Subsea Products segment and recorded a total of $8.2 million of charges, related predominantly to tools and inventory in our portfolio used to support deepwater drilling and operations.

We forecast our fourth quarter 2016 operating income to be higher than that of the third quarter. As noted above, in the third quarter of 2016, we wrote down certain ROV inventory and fixed assets, including the retirement of 39 ROVs, resulting in an operating loss in the segment in the third quarter, and we expect an increase in our ROV operating income in the fourth quarter as compared to the third quarter. We expect reduced revenue and lower margins in Subsea Projects and Asset Integrity. We anticipate our other operating segments to be relatively flat. We expect to be marginally profitable at the operating income level for the full year 2017.

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

Liquidity and Capital Resources

At September 30, 2016, we had working capital of $858 million, including $442 million of cash and cash equivalents. Additionally, we had $500 million of borrowing capacity available under our revolving credit facility under a credit agreement with a group of banks (the "Credit Agreement"). The Credit Agreement includes a $300 million, three-year term loan and a $500 million, five-year, revolving credit facility. We consider our liquidity, cash flows and capital resources to be adequate to support our existing operations, capital commitments and anticipated dividends.

Our capital expenditures were $86 million during the first nine months of 2016, as compared to $369 million during the first nine months of last year. Of the $86 million of capital expenditures in 2016, $39 million was invested in our ROV segment and $22 million was invested in our Subsea Products segment. We added five new ROVs to our fleet during the nine months ended September 30, 2016 and retired 41, resulting in a total of 279 ROVs in our ROV segment fleet. We currently estimate our capital expenditures for 2016, excluding business acquisitions, will be approximately $110 million to $125 million, including $15 million of construction progress payments in the fourth quarter of 2016 for the new multiservice subsea support vessel, to be named the Ocean Evolution, discussed below. Of the $369 million of capital expenditures in the first nine months of 2015, $230 million related to the acquisition of C & C Technologies, Inc. ("C&C"), $53 million was invested in our ROV segment and $53 million was invested in our Subsea Products segment.

During the third quarter of 2013, we signed an agreement with a shipyard for the construction of a subsea support vessel, to be named the Ocean Evolution. We expect to take delivery of that vessel late in the second quarter of 2017. We intend for the vessel to be U.S.-flagged and documented with a coastwise endorsement by the U.S. Coast Guard. It is expected to have an overall length of 353 feet, a Class 2 dynamic positioning system, accommodations for 110 personnel, a helideck, a 250-ton active heave-compensated crane, and a working moonpool. We expect to outfit the vessel with two of our high specification work-class ROVs. The vessel will also be equipped with a satellite communications system capable of transmitting streaming video for real-time work observation by shore personnel. We anticipate the vessel will be used to augment our ability to provide subsea intervention services in the ultra-deep waters of the U.S. Gulf of Mexico. These services are required to perform inspection, maintenance and repair projects and hardware installations.

Each of the vessels discussed below is a deepwater multiservice subsea support vessel outfitted with two of our high-specification work-class ROVs. We chartered a vessel, the Olympic Intervention IV, for an initial term of five years, which began in the third quarter of 2008, and was extended to July 2016, when the charter expired. In 2012, we moved the chartered vessel Ocean Intervention III to Angola and also chartered the Bourbon Oceanteam 101 to work on a three-year field support vessel services contract for a unit of BP plc. We had extended the charter of the Bourbon Oceanteam 101 to January 2017. However, in early 2016, the customer exercised its right, under the field support vessel services contract, to terminate its use of the Bourbon Oceanteam 101 at the end of May 2016. Under the terms of the contract, the costs incurred by us associated with the early release and demobilization of the vessel were reimbursed by the customer. Following the release of the vessel, we redelivered it to the vessel supplier. Under the field support vessel services contract, we are continuing to supply project management, engineering and the Ocean Intervention III. We also provide ROV tooling, asset integrity services and installation and workover control system services. We have also provided other chartered vessels and a barge as requested by the customer.

In October 2016, we entered into a two-year extension through January 2019 under the field support vessel services contract with BP plc. Under the contract term extension, the Ocean Intervention III will remain chartered through April 2017, with five option periods for further extension of one-month each. Additional or substitute vessels and services, if any, would be provided during the remaining period of the contract, on as-needed basis.

In March 2013, we commenced a five-year charter with five one-year extension options for the use of the Ocean Alliance, a Jones Act-compliant vessel. In January 2015, we commenced a two-year time charter agreement with a customer for the use of the Ocean Alliance in the U.S. Gulf of Mexico.

In December 2013, we commenced a three-year charter for a vessel, the Normand Flower. We have made modifications to the vessel and have used the vessel in the U.S. Gulf of Mexico to perform inspection, maintenance and repair projects and hardware installations. Unless we choose to exercise one of our options to extend the charter for up to three additional years or we negotiate new terms, the charter for the Normand Flower will expire in December 2016.

In November 2015, we commenced a two-year charter for the use of a vessel, the Island Pride. We have modified the vessel to enhance its service capabilities, including reconfiguration to accommodate two of our ROVs, and are using the vessel under a two-year contract to provide field support services off the coast of India for an oil and gas customer based in India. We have options to extend the charter for up to two additional years.

We also charter or lease vessels on a short-term basis as necessary to augment our fleet.

At September 30, 2016, we had long-term debt in the principal amount of $800 million outstanding and $500 million available under our revolving credit facility provided under the Credit Agreement.

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

The Credit Agreement contains various covenants that we believe are customary for agreements of this nature, including, but not limited to, restrictions on our ability and the ability of each of our subsidiaries to incur debt, grant liens, make certain investments, make distributions, merge or consolidate, sell assets, enter into transactions with affiliates and enter into certain restrictive agreements. We are also subject to a maximum total capitalization ratio of 55%, as noted above. The Credit Agreement includes customary events of default and associated remedies. As of September 30, 2016, we were in compliance with all the covenants set forth in the Credit Agreement.

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

Our principal source of cash from operating activities is our net income, adjusted for the non-cash effects of, among other things, depreciation and amortization, deferred income taxes and noncash compensation under our share-based compensation plans. Our $263 million and $373 million of cash provided from operating activities in the nine-month periods ended September 30, 2016 and 2015, respectively, were principally affected by cash increases (decreases) of:

•	$102 million and $98 million, respectively, from changes in accounts receivable;

•	$58 million and $(49) million, respectively, from changes in other operating assets; and

•	$(163) million and $(80) million, respectively, from changes in current liabilities.

We had an increase in cash related to accounts receivable in the nine months ended September 30, 2016, as we had lower revenue in the quarter ended September 30, 2016 as compared to the fourth quarter of 2015, so, combined with our cash collections, our overall accounts receivable balances decreased. The 2016 increase in cash related to changes in other operating assets was largely attributable to a prepayment we made during 2015 to a steel tube vendor for material we received in 2016 for a steel tube umbilical contract. The 2015 decrease in cash related to changes in other operating assets was largely attributable to the prepayment, which we made in exchange for more favorable pricing from the vendor. Each of the 2016 and 2015 decreases in cash related to current liabilities reflected lower business levels than we had during the fourth quarter of the respective immediately preceding fiscal year, and in 2016 we decreased our accruals for incentive compensation.

In the nine months ended September 30, 2016, we used $117 million of cash in investing activities. The cash used in investing activities largely related to capital expenditures of $86 million and other investments of $40 million. The other investments were primarily for the purchase of bonds in Angola for the purpose of mitigating our Angolan currency risk. We also used $82 million in financing activities, primarily for the payment of cash dividends of $79 million. In the nine months ended September 30, 2015, we used $385 million of cash in investing activities. The cash used in investing activities related to the capital expenditures, including the C&C acquisition described above. We also used $131 million in financing activities, which included uses of cash for repurchases of 2.0 million shares of our common stock for $100 million, the payment of cash dividends of $80 million, and borrowing the final $50 million under our term loan facility.

We have not guaranteed any debt not reflected on our consolidated balance sheet, and we do not have any off-balance sheet arrangements, as defined by SEC rules.

In December 2014, our Board of Directors approved a plan to repurchase up to 10 million shares of our common stock. Under this plan, we had repurchased 2.0 million shares of our common stock for $100 million through September 30, 2016, all during 2015. We account for the shares we hold in treasury under the cost method, at average cost. The timing and amount of any future repurchases will be determined by our management. We expect that any additional shares repurchased under the plan will be held as treasury stock for possible future use. The plan does not obligate us to repurchase any particular number of shares.
Since the second quarter of 2014 through the third quarter of 2016, we paid a quarterly dividend to our common shareholders of $0.27 per share. Our latest quarterly dividend was declared in October 2016 at $0.15 per share and is payable in December 2016. We believe it was prudent to lower our dividend rate to a sustainable level, in light of the projected low level of offshore activity through 2017.
Results of Operations

We operate in five business segments. The segments are contained within two businesses — services and products provided to the oil and gas industry ("Oilfield") and all other services and products ("Advanced Technologies"). Our Unallocated Expenses are those not associated with a specific business segment.

Consolidated revenue and profitability information is as follows:

	Three Months Ended			Nine Months Ended
(dollars in thousands)	Sep 30, 2016	Sep 30, 2015	Jun 30, 2016	Sep 30, 2016	Sep 30, 2015
Revenue	$549,275	$743,613	$625,539	$1,783,158	$2,340,688
Gross Margin	35,443	168,313	95,233	228,156	499,307
Gross Margin %	6%	23%	15%	13%	21%
Operating Income (Loss)	(11,856)	113,464	38,380	74,623	328,054
Operating Income (Loss) %	(2)%	15%	6%	4%	14%

In our Subsea Projects segment, we generate a material amount of our consolidated revenue from contracts for services in the U.S. Gulf of Mexico, which has historically been more active from April through October, as compared to the rest of the year. The European operations of our Asset Integrity segment have historically been more active in the second and third quarters; however, the reduced customer spending levels in the current commodity price environment have substantially obscured this seasonality since mid-2014. Revenue in our ROV segment is generally subject to seasonal variations in demand, with our first quarter being the low quarter of the year. The level of our ROV seasonality primarily depends on the number of ROVs we have engaged in vessel-based subsea infrastructure inspection, maintenance, repair and installation, which is more seasonal than drilling support. Periods since mid-2014 reflect an exception, as there has been a general decline in offshore activity, which caused a decrease in our ROV days on hire and utilization during each sequential quarter from September 2014 through March 2016. The number of ROV days on hire for the quarter ended June 2016 was slightly higher than that of the quarter ended March 2016. Instead of a seasonal increase, in the third quarter of 2016 our ROV days on hire declined compared to the quarter ended June 2016, and ROV quarterly revenue declined due to lower average revenue per day-on-hire from lower pricing. Revenue in our Subsea Products and Advanced Technologies segments has generally not been seasonal.

Oilfield

The following table sets forth the revenues and margins for our Oilfield business segments for the periods indicated. In the ROV section of the table that follows, "Days available" includes all days from the first day that an ROV is placed into service until the ROV is retired. All days during this period are considered available days, including periods when an ROV is undergoing maintenance or repairs. Our ROVs do not have scheduled maintenance or repair that requires significant time when the ROVs are not available for utilization. We retired 39 ROVs at the end of the third quarter of 2016. Included in the periods ended September 30, 2016 presented below are the 349 total days these 39 ROVs were utilized and the combined 3,588 days they were available in the third quarter.

	Three Months Ended			Nine Months Ended
(dollars in thousands)	Sep 30, 2016	Sep 30, 2015	Jun 30, 2016	Sep 30, 2016	Sep 30, 2015
Remotely Operated Vehicles
Revenue	$126,507	$198,426	$139,641	$413,769	$634,299
Gross Margin	(16,288)	60,681	26,925	45,959	202,124
Operating Income (Loss)	(23,845)	52,417	18,020	21,162	175,893
Operating Income (Loss) %	(19)%	26%	13%	5%	28%
Days available	29,126	31,025	28,959	86,904	91,621
Days utilized	15,156	21,229	16,057	47,218	65,078
Utilization	52%	68%	55%	54%	71%

Subsea Products
Revenue	157,269	220,039	190,897	542,978	700,825
Gross Margin	20,423	64,078	42,728	119,287	196,310
Operating Income (Loss)	6,109	46,079	25,121	71,870	138,379
Operating Income (Loss) %	4%	21%	13%	13%	20%
Backlog at end of period	457,000	736,000	503,000	457,000	736,000

Subsea Projects
Revenue	110,799	147,191	138,662	378,883	473,087
Gross Margin	19,321	34,830	14,317	45,147	98,719
Operating Income (Loss)	15,029	28,841	10,237	32,055	81,724
Operating Income (Loss) %	14%	20%	7%	8%	17%

Asset Integrity
Revenue	71,995	95,609	73,864	215,459	289,611
Gross Margin	11,591	15,009	10,096	29,030	39,558
Operating Income (Loss)	4,725	8,549	(805)	4,354	18,150
Operating Income (Loss) %	7%	9%	(1)%	2%	6%

Total Oilfield
Revenue	$466,570	$661,265	$543,064	$1,551,089	$2,097,822
Gross Margin	35,047	174,598	94,066	239,423	536,711
Operating Income (Loss)	2,018	135,886	52,573	129,441	414,146
Operating Income (Loss) %	—%	21%	10%	8%	20%

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

During the third quarter of 2016, the leading indicator for deepwater activity, contracted floating rigs, continued to decline as the rate of rigs being idled, either by contract termination or expiration, continued. This prevailing market condition required us to reassess the number of ROVs we have in our fleet, as well as the associated inventory.

As a result of our reassessment, in the third quarter of 2016 we recorded $36.0 million of charges consisting of (1) $25.2 million for a reserve for excess inventory, and (2) $10.8 million in the form of additional depreciation expense for the retirement of 39 ROVs. Additionally, we recorded $8.2 million of charges in our Subsea Products segment, predominantly for tools and inventory in our portfolio used to support deepwater drilling.

We believe we are the world's largest provider of ROV services, and this business segment historically, but not currently, has been the largest contributor to our Oilfield business operating income. Our ROV segment revenue reflects the utilization percentages, fleet sizes and average pricing of the respective periods. Our ROV operating margins have declined during periods of lower utilization and pricing, as depreciation has become a higher percentage of revenue. In the full year of 2014, ROV depreciation and amortization was 14% of ROV revenue; in the full year of 2015, it was 18% of ROV revenue, in the nine months ended September 30, 2016 it was 27% of ROV revenue and in the quarter ended September 30, 2016 it was 35%, including the $10.8 million of additional depreciation expense related to the 39 ROVs we retired . Our ROV operating income decreased in the three- and nine-month periods ended September 30, 2016 compared to the corresponding periods of the prior year, as a result of lower days on hire and lower average revenue per day-on-hire, as well as inventory write-downs and fixed asset write-offs totaling $36.0 million in the third quarter of 2016. Our decrease in ROV operating income in the third quarter of 2016 compared to the immediately preceding quarter was due to the same factors. We added five new ROVs to our fleet during the nine months ended September 30, 2016 and retired 41, including 39 in the third quarter, resulting in a total of 279 ROVs in our ROV segment fleet. We expect our fourth quarter 2016 ROV operating income to increase from that of the third quarter and to be positive, as the third quarter reflected the inventory write-downs and fixed asset write-offs totaling $36.0 million discussed above, although we expect decreases in days on hire and average revenue per day-on-hire.

To improve operational efficiency, in 2016 we reorganized our Subsea Products segment into two business units – (1) manufactured products and (2) service and rental. Manufactured products include production control umbilicals and specialty subsea hardware, while service and rental includes tooling, subsea work systems and installation and workover control systems. This internal reorganization does not affect our segment reporting structure or the historical comparability of our segment results. The following table presents revenue from manufactured products and service and rental, as their respective percentages of total Subsea Products revenue:

	Three Months Ended			Nine Months Ended
	Sep 30, 2016	Sep 30, 2015	Jun 30, 2016	Sep 30, 2016	Sep 30, 2015
Manufactured products	64%	59%	68%	66%	59%

Service and rental	36%	41%	32%	34%	41%

Our Subsea Products revenue and operating income were lower in the three-month period ended September 30, 2016 compared to the corresponding period of the prior year, due to lower demand and pricing in both manufactured products and service and rental. The third quarter of 2016 included an $8.2 million charge, predominantly for tools and inventory in our portfolio used to support deepwater drilling and operations. Subsea Products operating income in the third quarter of 2016 was lower than that of the immediately preceding quarter due to: (1) the $8.2 million charge; (2) a combination of lower pricing and activity in service and rental, which is more short-cycle or call-out in nature; and (3) lower margins on manufactured products, as we processed backlog and new orders with lower pricing. For the nine months ended September 30, 2016, our Subsea Products revenue and operating income decreased from that of the corresponding period of the prior year across both business units, but most notably due to lower demand for and pricing of service and rental.

Our Subsea Products backlog was $457 million at September 30, 2016, compared to $652 million at December 31, 2015. The backlog decline was primarily in manufactured products. We expect Subsea Products operating income to be lower in the fourth quarter 2016 compared to the third quarter, due to further weakening of margins as a result of pricing degradation and lower throughput in manufactured products, as well as softer demand and reduced pricing for short-cycle work in service and rental.

Our Subsea Projects operating income was lower in the three-month period ended September 30, 2016 compared to the corresponding period of the prior year, as a result of generally lower vessel demand and pricing, and the release in May 2016 of the Bourbon Oceanteam 101, which was previously deployed under the field support vessel services contract offshore Angola. Our Subsea Projects operating income was higher in the three-month period ended September 30, 2016 compared to the immediately preceding quarter despite a decline in revenue, as a result of: (1) a seasonal increase for diving services and survey work in the Gulf of Mexico; (2) lower costs for the Olympic Intervention IV charter; and (3) the completion of the Ocean Alliance dry docking in the second quarter.

For the nine months ended September 30, 2016, our Subsea Projects revenue and operating income decreased from that of the corresponding period of the prior year, as a result of decreased demand and lower pricing for deepwater vessel services, including the completion during April 2015 of work associated with the Bourbon Evolution 803, a vessel we chartered on a short-term basis for use offshore Angola associated with our field support vessel services contract, and the release in May 2016 of the Bourbon Oceanteam 101, which was previously deployed under the same contract offshore Angola. In the fourth quarter 2016, we expect lower operating income than we had for the third quarter, from a seasonal decrease in diving activity in the Gulf of Mexico and the drydocking of the Ocean Patriot.

For the three-month period ended September 30, 2016, our Asset Integrity segment improved to profitability from the operating loss it sustained in the immediately preceding quarter. This improvement was a result of a smaller workforce, and was also due to the fact that the second quarter results included a bad debt expense of $3.3 million. Compared to the corresponding period of the prior year, Asset Integrity's operating results were lower due to lower demand and pricing for our services globally. For the nine months ended September 30, 2016, our Asset Integrity revenue and operating income decreased from that of the corresponding period of the prior year across most of our operating areas, due to decreased demand and pricing. For the fourth quarter of 2016, we expect Asset Integrity to be considerably lower due to seasonality.

Advanced Technologies

Revenue and margin information was as follows:

	Three Months Ended			Nine Months Ended
(dollars in thousands)	Sep 30, 2016	Sep 30, 2015	Jun 30, 2016	Sep 30, 2016	Sep 30, 2015
Revenue	$82,705	$82,348	$82,475	$232,069	$242,866
Gross Margin	9,665	6,974	10,600	26,092	27,319
Operating Income (Loss)	4,357	1,635	5,528	10,478	12,922
Operating Income (Loss) %	5%	2%	7%	5%	5%

Advanced Technologies operating income for the three-month period ended September 30, 2016 was higher than that of the corresponding period of the prior year from improved execution on theme park projects. For the nine months ended September 30, 2016, Advanced Technologies operating income was lower than that of the corresponding period of 2015, due to low margins on certain now-completed commercial programs. We expect a slight improvement in our Advanced Technologies operating income in the fourth quarter of 2016 compared to the third quarter, due to expected better results on theme park projects.

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

The following table sets forth our Unallocated Expenses for the periods indicated.

	Three Months Ended			Nine Months Ended
(dollars in thousands)	Sep 30, 2016	Sep 30, 2015	Jun 30, 2016	Sep 30, 2016	Sep 30, 2015
Gross margin expenses	$9,269	$13,259	$9,433	$37,359	$64,723
Operating income expenses	18,231	24,057	19,721	65,296	99,014
% of revenue	3%	3%	3%	4%	4%

Our Unallocated Expenses were lower in the three- and nine-month periods ended September 30, 2016 compared to the corresponding periods of the prior year, primarily due to lower estimated expenses related to incentive compensation from our performance units and bonuses and ongoing cost reduction initiatives. Our Unallocated Expenses for the third quarter of 2016 slightly decreased from those of the immediately preceding quarter, primarily due to lower corporate expenses. For the fourth quarter of 2016, we expect Unallocated Expenses to be higher than the third quarter.

Other

The following table sets forth our significant financial statement items below the income from operations line.

	Three Months Ended			Nine Months Ended
(in thousands)	Sep 30, 2016	Sep 30, 2015	Jun 30, 2016	Sep 30, 2016	Sep 30, 2015
Interest income	$684	$229	$1,442	$2,421	$436
Interest expense, net of amounts capitalized	(6,325)	(6,396)	(6,207)	(18,924)	(18,696)
Equity in income (losses) of unconsolidated affiliates	(246)	1,567	263	543	1,313
Other income (expense), net	570	(9,099)	(1,405)	(6,823)	(14,883)
Provision for income taxes (benefit)	(5,375)	31,226	10,164	16,226	92,718

In addition to interest on borrowings, interest expense includes amortization of loan costs, fees for lender commitments under our revolving credit agreement and fees for standby letters of credit and bank guarantees that banks issue on our behalf for performance bonds, bid bonds and self-insurance requirements.

Foreign currency transaction gains and losses is the principal component of Other income (expense), net. In the nine months ended September 30, 2016, we incurred foreign currency transaction losses of $6.5 million, primarily related to Angola and its currency's declining exchange rate relative to the U.S. dollar. The foreign currency transaction losses related primarily to our cash balances in Angola. Conversion of cash balances from Angolan kwanza to U.S. dollars is controlled by the central bank in Angola, and the central bank slowed this process starting in mid-2015, causing our cash balances in kwanza to increase.

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
Because we operate in various oil and gas exploration and production regions in the world, we conduct a portion of our business in currencies other than the U.S. dollar. The functional currency for several of our international operations is the applicable local currency. A stronger U.S. dollar against the U.K. pound sterling, the Norwegian kroner and the Brazilian real may result in lower operating income. We manage our exposure to changes in foreign exchange rates principally through arranging compensation in U.S. dollars or freely convertible currency and, to the extent possible, by limiting compensation received in other currencies to amounts necessary to meet obligations denominated in those currencies. We use the exchange rates in effect as of the balance sheet date to translate assets and liabilities as to which the functional currency is the local currency, resulting in translation adjustments that we reflect as accumulated other comprehensive income or loss in the shareholders' equity section of our Consolidated Balance Sheets. We recorded net adjustments to our equity accounts of $31 million and $(100) million in the nine-month periods ended September 30, 2016 and 2015, respectively. Negative adjustments reflect the net impact of the strengthening of the U.S. dollar against various foreign currencies for locations where the functional currency is not the U.S. dollar. Conversely, positive adjustments reflect the effect of a weakening U.S. dollar.

We recorded foreign currency transaction gains (losses) of $0.6 million and $(6.5) million in the three- and nine-month periods ended September 30, 2016, and $(9.1) million and $(14.4) million in the three- and nine-month periods ended September 30, 2015, respectively, that are included in Other expense, net in our Consolidated Statements of Operations in those respective periods. Since the second quarter of 2015, the exchange rate for the Angolan kwanza relative to the U.S. dollar has been declining. As our functional currency in Angola is the U.S. dollar, included within our foreign currency translation losses are foreign currency transaction gains (losses) related to the kwanza of $0.7 million and $(7.6) million in the three- and nine-month periods ended September 30, 2016. Our foreign currency transaction losses related primarily to the remeasurement of our Angolan kwanza cash balances to U.S. dollars. Conversion of cash balances from kwanza to U.S. dollars is controlled by the central bank in Angola, and the central bank has slowed this process since mid-2015, causing our kwanza cash balances to increase. As of September 30, 2016, we had the equivalent of approximately $32 million of cash in kwanza in Angola reflected on our balance sheet.

To mitigate our currency exposure risk in Angola, through September 30, 2016 we used kwanza to purchase $60 million equivalent Angolan central bank (Banco Nacional de Angola) bonds with various maturities throughout 2018. These bonds are denominated as U.S. dollar equivalents, so that, upon payment of semi-annual interest and principal upon maturity, payment is made in kwanza, equivalent to the respective U.S. dollars at the then-current exchange rate. We have classified $50 million of these instruments as held-to-maturity, and have recorded the original cost on our balance sheet as other non-current assets. The remaining $10 million of these instruments are classified as available for sale and are recorded on our balance sheet as other current assets at fair market value at September 30, 2016, which approximated original cost. We estimated the fair market value of the Angolan bonds recorded as current assets at September 30, 2016 using quoted prices. Since the market for the Angolan bonds is not an active market, the fair value of the Angolan bonds is classified within Level 2 in the fair value hierarchy under U.S. GAAP. The Angolan bonds recorded as current assets were sold in October 2016 at approximately book value.

Item 4.        Controls and Procedures.

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2016 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There has been no change in our internal control over financial reporting that occurred during the three months ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

On June 17, 2014, Peter L. Jacobs, a purported shareholder, filed a derivative complaint against all of the then-current members of our board of directors and one of our former directors, as defendants, and our company, as nominal defendant, in the Court of Chancery of the State of Delaware. Through the complaint, the plaintiff is asserting, on behalf of our company, actions for breach of fiduciary duties and unjust enrichment in connection with prior determinations of our board of directors relating to nonexecutive director compensation. The plaintiff is seeking relief including disgorgement of payments made to the defendants, an award of unspecified damages and an award for attorneys’ fees and other costs. We and the defendants filed a motion to dismiss the complaint and a supporting brief on which the Court has not yet ruled. In any event, our company is only a nominal defendant in this litigation, and we do not expect the resolution of this matter to have a material adverse effect on our results of operations, cash flows or financial position.

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

November 7, 2016	/S/ M. KEVIN MCEVOY
Date	M. Kevin McEvoy
Chief Executive Officer
(Principal Executive Officer)

November 7, 2016	/S/ ALAN R. CURTIS
Date	Alan R. Curtis
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

November 7, 2016	/S/ W. CARDON GERNER
Date	W. Cardon Gerner
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Index to Exhibits

			Registration or File Number	Form of Report	Report Date	Exhibit Number
*	3.01	Restated Certificate of Incorporation	1-10945	10-K	Dec. 2000	3.01
*	3.02	Certificate of Amendment to Restated Certificate of Incorporation	1-10945	8-K	May 2008	3.1
*	3.03	Certificate of Amendment to Restated Certificate of Incorporation	1-10945	8-K	May 2014	3.1
*	3.04	Amended and Restated Bylaws	1-10945	8-K	Aug. 2015	3.1
	12.01	Computation of Ratio of Earnings to Fixed Charges
	31.01	Rule 13a – 14(a)/15d – 14(a) certification of principal executive officer
	31.02	Rule 13a – 14(a)/15d – 14(a) certification of principal financial officer
	32.01	Section 1350 certification of principal executive officer
	32.02	Section 1350 certification of principal financial officer
	101.INS	XBRL Instance Document
	101.SCH	XBRL Taxonomy Extension Schema Document
	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
	101.LAB	XBRL Taxonomy Extension Label Linkbase Document
	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

	*	Exhibit previously filed with the Securities and Exchange Commission, as indicated, and incorporated herein by reference.