Form 10-K
period 2016-12-31
OCEANEERING INTERNATIONAL INC
filed 2017-02-24
CIK 73756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
☐ Yes    ☑  No
Aggregate market value of the voting stock held by nonaffiliates of the registrant computed by reference to the closing price of $29.86 of the Common Stock on the New York Stock Exchange as of June 30, 2016, the last business day of the registrant's most recently completed second quarter: $2.9 billion
Number of shares of Common Stock outstanding at February 17, 2017: 98,072,195.
Documents Incorporated by Reference:
Portions of the proxy statement relating to the registrant's 2017 annual meeting of shareholders, to be filed on or before May 1, 2017 pursuant to Regulation 14A of the Securities Exchange Act of 1934, are incorporated by reference to the extent set forth in Part III, Items 10-14 of this report.

Oceaneering International, Inc.
Form 10-K

PART I

Item 1.	Business.
GENERAL DEVELOPMENT OF BUSINESS
Oceaneering International, Inc. is a global oilfield provider of engineered services and products, primarily to the offshore oil and gas industry, with a focus on deepwater applications. Oceaneering also serves the defense, aerospace and commercial theme park industries. Oceaneering was organized as a Delaware corporation in 1969 out of the combination of three diving service companies founded in the early 1960s. Since our establishment, we have concentrated on the development and marketing of underwater services and products to meet customer needs requiring the use of advanced deepwater technology. We believe we are one of the world's largest underwater services contractors. The services and products we provide to the oil and gas industry include remotely operated vehicles, specialty subsea hardware, engineering and project management, subsea intervention services, including manned diving, survey and positioning services and asset integrity and nondestructive testing services. Our foreign operations, principally in the North Sea, Africa, Brazil, Australia and Asia, accounted for approximately 57% of our revenue, or $1.3 billion, for the year ended December 31, 2016.
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
Oilfield. The primary focus of our Oilfield business over the last several years has been toward increasing our asset base and capabilities for providing services and products for deepwater offshore operations and subsea completions. In more recent years we have focused on increasing our service and product offerings toward our customers' operating expenses.
During the past ten years, we have acquired businesses to expand and complement our service and product offerings. These include:

•	a Canadian manufacturer of clamp connectors, check valves and universal ball joints;

•	a Norwegian-based provider of inspection, maintenance, subsea engineering and field operations services, principally to the oil and gas industry

•	a Norwegian rental provider of specialized subsea dredging equipment, including ROV-deployed units, to the offshore oil and gas industry;

•
a Norwegian oilfield technology company specializing in providing subsea tooling services and plugging, abandonment and decommissioning of offshore oil and gas production platforms and subsea wellheads;

•	a Norwegian design and fabrication company specializing in subsea tools for the offshore oil and gas industry;

•	a U.S.-based international provider of survey and positioning services;

•
a business that uses ROVs to perform surveys on mobile offshore drilling units and floating production systems that satisfy the underwater inspection in lieu of drydocking (UWILD) requirements of all major classification societies; and

•	the assets of a provider of riserless light well intervention services.
ROVs. We provide ROVs, which are tethered submersible vehicles remotely operated from the surface, to customers in the oil and gas industry for drilling support and vessel-based services, including subsea hardware installation, construction, pipeline inspection, survey and facilities inspection, maintenance and repair. We design and build our new ROVs at in-house facilities, the largest of which is in Morgan City, LA. In 2016, we manufactured and added 6 ROVs to our fleet and retired 41. Our work-class ROV fleet size was 280 at December 31, 2016, 315 at December 31, 2015 and 336 at December 31, 2014. We have decreased our ROV fleet size over the last two years as a result of lower market demand.

Subsea Products. We manufacture or assemble a variety of specialty subsea oilfield products. These encompass production control umbilicals, tooling and subsea work systems, installation and workover control systems ("IWOCS"), and subsea hardware.
While most of our products are sold, we also rent tooling and provide IWOCS and subsea work systems as a service, including hydrate remediation, well stimulation, dredging and decommissioning.
To improve operational efficiency, in 2016 we reorganized our Subsea Products segment into two business units – (1) manufactured products and (2) service and rental. Manufactured products include production control umbilicals and specialty subsea hardware, while service and rental includes tooling, subsea work systems and installation and workover control systems, which we design and build but operate as a service. This internal reorganization does not affect our segment reporting structure or the historical comparability of our segment results.
We provide various types of subsea umbilicals through our Umbilical Solutions division from plants in the United States, Scotland and Brazil. Offshore operators use umbilicals to control subsea wellhead hydrocarbon flow rates, monitor downhole and wellhead conditions and perform chemical injection. Subsea umbilicals are also used to provide power and fluids to other subsea processing hardware, including pumps and gas separation equipment. We continue to invest in our plants to meet the requirements of the deepwater operations of our customers.
Subsea Projects. Our Subsea Projects segment consists of our subsea installation, inspection, maintenance and repair services, principally in the U.S. Gulf of Mexico and offshore Angola and India, utilizing a fleet of two owned and three long-term chartered dynamically positioned deepwater vessels with integrated high-specification work-class ROVs onboard, and four owned shallow water diving vessels, spot-chartered vessels and other assets. All of our owned vessels are Jones Act-compliant. The dynamically positioned vessels are equipped with thrusters that allow them to maintain a constant position at a location without the use of anchors. They are used in the inspection, maintenance and repair of subsea facilities, pipeline or flowline tie-ins, pipeline crossings and installations. These vessels can carry and install equipment or umbilicals required to bring subsea well completions into production (tie-back to production facilities).

Unless indicated otherwise, each of the chartered vessels discussed below is a deepwater multiservice subsea support vessel outfitted with two of our high-specification work-class ROVs.

Beginning in the third quarter of 2008, we chartered a vessel, the Olympic Intervention IV, for an initial term of five years. Following extension periods, the charter expired in July 2016, and we released the vessel to its owner. We had been using the Olympic Intervention IV in the U.S. Gulf of Mexico.

In 2012, we moved the chartered vessel Ocean Intervention III to Angola and also chartered the Bourbon Oceanteam 101 to work on a three-year field support vessel services contract for a unit of BP plc. We had extended the charter of the Bourbon Oceanteam 101 to January 2017. However, in early 2016, the customer exercised its right, under the field support vessel services contract, to terminate its use of the Bourbon Oceanteam 101 at the end of May 2016. Under the terms of the contract, the costs incurred by us associated with the early release and demobilization of the vessel were reimbursed by the customer. Following the release of the vessel, we redelivered it to the vessel supplier. Under the field support vessel services contract, which has been extended through January 2019, we are continuing to supply project management, engineering and the Ocean Intervention III, which we have under charter on a month-to-month basis through July 2017. We also provide ROV tooling, asset integrity services and installation and workover control system services. We also have provided other chartered vessels and barges as requested by the customer.
In March 2013, we commenced a five-year charter for a Jones Act-compliant multi-service support vessel, the Ocean Alliance, we have been using in the U.S. Gulf of Mexico. In January 2015, we commenced a two-year contract with a customer for the use of the Ocean Alliance. The contract expired in January 2017, and we are marketing the vessel for spot market work in the U.S. Gulf of Mexico.

In December 2013, we commenced a three-year charter for the Normand Flower, a multi-service subsea marine support vessel. We made modifications to the vessel and used the vessel in the U.S. Gulf of Mexico to perform inspection, maintenance and repair projects and hardware installations. In December 2016, we declined our option to extend the charter and the vessel was released.
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
During the third quarter of 2013, we signed an agreement with a shipyard for the construction of a subsea support vessel, to be named the Ocean Evolution. We expect delivery of that vessel in the middle of 2017. We intend for the vessel to be U.S.-flagged and documented with a coastwise endorsement by the U.S. Coast Guard. It is expected to have an overall length of 353 feet, a Class 2 dynamic positioning system, accommodations for 110 personnel, a helideck, a 250-ton active heave-compensated crane, and a working moonpool. We expect to outfit the vessel with two of our high specification work-class ROVs. The vessel will also be equipped with a satellite communications system capable of transmitting streaming video for real-time work observation by shore personnel. We anticipate the vessel will be used to augment our ability to provide subsea intervention services in the ultra-deep waters of the U.S. Gulf of Mexico. These services are required to perform inspection, maintenance and repair projects and hardware installations.

In 2015, we acquired C & C Technologies, Inc. ("C&C") for approximately $224 million. C&C is a global provider of ocean-bottom mapping services in deepwater utilizing customized autonomous underwater vehicles and provides marine construction surveys for both surface and subsea assets, as well as satellite-based positioning services for drilling rigs and seismic and construction vessels. C&C also provides land and near-shore survey services along the U.S. Gulf Coast and in Mexico, and performs shallow water conventional geophysical surveys in the U.S. Gulf of Mexico.

In 2016, we acquired the assets of Blue Ocean Technologies, LLC, a privately held provider of riserless light well intervention ("RLWI") services. Subsea well intervention services are intended to maximize production and increase the recovery rate from offshore oil and gas reservoirs or, alternatively, prepare wells to be plugged and abandoned. These RLWI systems have the capability to perform a wide variety of cost-effective services for well interventions, including well diagnostics, damaged well remediation and workovers, and well plugging and abandonment.
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

FINANCIAL INFORMATION ABOUT SEGMENTS
For financial information about our business segments, please see the tables in Note 7 of the Notes to Consolidated Financial Statements in this report, which present revenue, income from operations, depreciation and amortization expense and capital expenditures for 2016, 2015 and 2014, and identifiable assets, property and equipment and goodwill by business segment as of December 31, 2016 and 2015.
DESCRIPTION OF BUSINESS
Oilfield
Our Oilfield business consists of ROVs, Subsea Products, Subsea Projects and Asset Integrity.
ROVs. ROVs are tethered submersible vehicles remotely operated from the surface. We use our ROVs in the offshore oil and gas industry to perform a variety of underwater tasks, including drill support, vessel-based inspection, maintenance and repair, installation and construction support, pipeline inspection and surveys, and subsea production facility operation and maintenance. Work-class ROVs are outfitted with manipulators, sonar and video cameras, and can operate specialized tooling packages and other equipment or features to facilitate the performance of specific underwater tasks. At December 31, 2016, we owned 280 work-class ROVs. We believe we operate the largest fleet of ROVs in the world. We also believe we are the industry leader in providing ROV services for drill support, with an estimated 53% market share at the end of 2016.

ROV revenue:	Amount	Percent of Total Revenue
	(in thousands)
2016	$522,121	23%
2015	807,723	27%
2014	1,069,022	29%

Subsea Products. We construct a variety of specialty subsea hardware to ISO 9001 quality requirements. These products include:

•	various types of subsea umbilicals utilizing thermoplastic hoses and steel tubes, along with termination assemblies;

•	tooling, ROV tooling and subsea work packages;

•	production control equipment;

•	installation and workover control systems;

•	clamp connectors;

•	pipeline connector and repair systems;

•	subsea and topside control valves; and

•	subsea chemical injection valves.
We market these products under the trade names Oceaneering Umbilical Solutions, Oceaneering Grayloc, Oceaneering Pipeline Connection & Repair Systems (PCRS) and Oceaneering Rotator.
Offshore well operators use subsea umbilicals and production control equipment to control subsea wellhead hydrocarbon flow, monitor downhole and wellhead conditions and perform chemical injection. They are also used to provide power and fluids to other subsea processing hardware, including pumps and gas/oil separation equipment. ROV tooling provides an additional operational interface between an ROV and permanently installed equipment located on the sea floor. Subsea work packages facilitate well and associated equipment intervention for the purposes of flow remediation and well stimulation.

Subsea Products revenue:	Amount	Percent of Total Revenue
	(in thousands)
2016	$692,030	30%
2015	959,714	31%
2014	1,238,746	34%

Subsea Projects. We perform subsea oilfield hardware installation and inspection, maintenance and repair services. We service deepwater projects with dynamically positioned vessels that typically have Oceaneering ROVs onboard. We service shallow water projects with our manned diving operation utilizing dive support vessels and saturation diving systems.
We perform subsea intervention and hardware installation services, principally in the U.S. Gulf of Mexico, offshore Angola and offshore India from two owned and three chartered multiservice deepwater vessels that have Oceaneering ROVs onboard. These services include: subsea well tie-backs; pipeline/flowline tie-ins and repairs; pipeline crossings; umbilical and other subsea equipment installations; subsea intervention; and inspection, maintenance and repair activities.
We provide ocean-bottom mapping services in deepwater, utilizing customized autonomous underwater vehicles, as well as vessel-mounted and towed geophysical equipment. We also provide marine construction surveys for both surface and subsea assets, as well as satellite-based positioning services for drilling rigs and seismic and construction vessels.
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

Subsea Projects revenue:	Amount	Percent of Total Revenue
	(in thousands)
2016	$472,979	21%
2015	604,484	20%
2014	588,572	16%
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

Asset Integrity revenue:	Amount	Percent of Total Revenue
	(in thousands)
2016	$275,397	12%
2015	372,957	12%
2014	500,237	14%
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
We provide support for the U.S. Navy, including underwater operations, data analysis, development of ocean-related computer software, and the design and development of new underwater tools and systems. We also install and maintain mechanical systems for the Navy's submarines, surface ships, offshore structures and moorings. We provide services and products to NASA and aerospace contractors. Our U.S. Navy and NASA-related activities substantially depend on continued government funding.

Advanced Technologies revenue:	Amount	Percent of Total Revenue
	(in thousands)
2016	$309,076	14%
2015	317,876	10%
2014	263,047	7%

MARKETING
Oilfield. Oil and gas exploration and development expenditures fluctuate from year to year. In particular, budgetary approval for more expensive drilling and production in deepwater, an area in which we have a high degree of focus, may be postponed or suspended during periods when exploration and production companies reduce their offshore capital spending. In more recent years, we have focused on increasing our service and product offerings toward our customers' operating expenses.
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
Major Customers. Our top five customers in 2016, 2015 and 2014 accounted for 43%, 38% and 40%, respectively, of our consolidated revenue. In 2016, four of our top five customers were oil and gas exploration and production companies served by our Oilfield business segments, with the other one being the U.S. Navy or other parts of the U.S. Government, which is served by our Advanced Technologies segment. In 2015 and 2014, all of our top five customers were oil and gas exploration and production companies served by our Oilfield business segments. During each of 2016, 2015 and 2014, revenue from one customer, BP plc and subsidiaries, accounted for 18% of our total consolidated annual revenue.
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
Oilfield
We are one of several companies that provide underwater services and specialty subsea hardware on a worldwide basis. We compete for contracts with companies that have worldwide operations, as well as numerous others operating locally in various areas. We believe that our ability to provide a wide range of underwater services and products on a worldwide basis enables us to compete effectively in all phases of the offshore oilfield life cycle. In some cases involving projects that require less sophisticated equipment, small companies have been able to bid for contracts at prices uneconomical to us. Additionally, in some jurisdictions we are subject to foreign governmental regulations favoring or requiring the awarding of contracts to local contractors or requiring foreign contractors to employ citizens of, or purchase supplies from, a particular jurisdiction. These regulations may adversely affect our ability to compete.
ROVs. We believe we are the world's largest owner/operator of work-class ROVs employed in oil and gas related operations. At December 31, 2016, we owned 280 work-class ROVs, and we estimate that this represented approximately 28% of the work-class ROVs utilized in the oilfield service industry. We compete with several major companies on a worldwide basis and with numerous others operating locally in various areas.
Competition for ROV services historically has been based on equipment availability, location of or ability to deploy the equipment, quality of service and price. The relative importance of these factors can vary over time based on market conditions. The ability to develop improved equipment and techniques and to train and retain skilled personnel is also an important competitive factor in our markets. Demand for ROVs has been decreasing since mid 2014 due to the oil price environment, and our margins have decreased in recent periods due to lower utilization and pricing pressure, as price has become a more important factor in the current oil price environment.
Subsea Products. There are many competitors offering specialized products. We are one of several companies that compete on a worldwide basis for the provision of thermoplastic and steel tube subsea control umbilicals, and compared to current and forecasted market demand, we are faced with overcapacity in the umbilical manufacturing market.
Subsea Projects. We perform subsea intervention and hardware installation services, principally in the U.S. Gulf of Mexico and offshore Angola and India, from two owned and three chartered multiservice deepwater vessels. We are one of many companies that offer these services. In general, our competitors can move their vessels to where we operate from other locations with relative ease. We also have many competitors that supply commercial diving services to the oil and gas industry in the U.S. Gulf of Mexico. Our survey and positioning services are similarly competitive.
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
The amounts of backlog orders we believed to be firm as of December 31, 2016 and 2015 were as follows (in millions):

	As of December 31, 2016		As of December 31, 2015
	Total	1+ yr*	Total	1+ yr*
Oilfield
ROVs	$498	$263	$890	$459
Subsea Products	431	91	652	189
Subsea Projects	149	—	376	46
Asset Integrity	280	124	427	211
Total Oilfield	1,358	478	2,345	905
Advanced Technologies	195	29	170	39
Total	$1,553	$507	$2,515	$944

 *    Represents amounts that were not expected to be performed within one year.
No material portion of our business is subject to renegotiation of profits or termination of contracts by the U.S. government.
PATENTS AND LICENSES
We currently hold numerous of U.S. and foreign patents and pending patent applications. We have acquired patents and licenses and granted licenses to others when we have considered it advantageous for us to do so. Although in the aggregate our patents and licenses are important to us, we do not regard any single patent or license or group of related patents or licenses as critical or essential to our business as a whole. In general, we depend on our technological capabilities and the application of know-how rather than patents and licenses in the conduct of our operations.
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

In addition, our Oilfield business depends on the demand for our services and products from the oil and gas industry and, therefore, is affected by changing taxes, price controls and other laws and regulations relating to the oil and gas industry generally. The adoption of laws and regulations curtailing offshore exploration and development drilling for oil and gas for economic and other policy reasons would adversely affect our operations by limiting demand for our services. We cannot determine the extent to which new legislation, new regulations or changes in existing laws or regulations may affect our future operations.
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

Our quality management systems are registered as being in conformance with ISO 9001:2000 and cover:

•	all our Oilfield services and products in the United Kingdom and Norway;

•	our Remotely Operated Vehicle operations in the U.S. Gulf of Mexico, Brazil, Canada, the Middle East, Australia and Asia;

•	our Asset Integrity operations in the Western Hemisphere, the Middle East, Australia and Indonesia;

•	our Subsea Projects operations, except for shallow water diving;

•	our Subsea Products segment; and

•	the Oceaneering Space Systems, Oceaneering Technologies, Entertainment and Marine Services units of our Advanced Technologies segment.

ISO 9001 is an internationally recognized system for quality management established by the International Standards Organization, and the 2000 edition emphasizes customer satisfaction and continual improvement.
EMPLOYEES
As of December 31, 2016, we had approximately 9,300 employees. Taking into account reductions in workforce we announced in 2016 to take effect in 2017, we would have approximately 8,800 employees. Our workforce varies seasonally and peaks during the second and third quarters. We consider our relations with our employees to be satisfactory.
FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS
For financial information about our geographic areas of operation, please see the tables in Note 7 of the Notes to Consolidated Financial Statements in this report, which present revenue for 2016, 2015 and 2014 and long-lived assets as of December 31, 2016 and 2015 attributable to each of our major geographic areas. For a discussion of risks attendant to our foreign operations, see the discussion in Item 1A, "Risk Factors" under the heading "Our international operations involve additional risks not associated with domestic operations."
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

EXECUTIVE OFFICERS OF THE REGISTRANT
Executive Officers. The following information relates to our executive officers as of February 17, 2017:

NAME	AGE	POSITION	OFFICER SINCE	EMPLOYEE SINCE
M. Kevin McEvoy	66	Chief Executive Officer and Director	1990	1979
Roderick A. Larson	50	President	2012	2012
Clyde W. Hewlett	62	Chief Operating Officer	2004	1988
Alan R. Curtis	51	Senior Vice President and Chief Financial Officer	2014	1995
W. Cardon Gerner	62	Senior Vice President and Chief Accounting Officer	2006	2006
David K. Lawrence	57	Senior Vice President, General Counsel and Secretary	2012	2005
Stephen P. Barrett	59	Senior Vice President, Business Development	2015	2015
William J. Boyle	55	Senior Vice President, Asset Integrity	2016	2016
John R. Kreider	65	Senior Vice President, Advanced Technologies	2001	1992
Martin J. McDonald	53	Senior Vice President, Remotely Operated Vehicles	2016	1989
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

David K. Lawrence, Senior Vice President, General Counsel and Secretary, joined Oceaneering in 2005 as Assistant General Counsel. He was appointed Associate General Counsel effective January 2011, Vice President, General Counsel and Secretary in January 2012 and to his current position in February 2014. He has over 20 years experience as in-house counsel in the oilfield services and products industry and manufacturing.

Stephen P. Barrett, Senior Vice President, Business Development, joined Oceaneering in July 2015 as Senior Vice President, Subsea Products.  He was appointed to his current position in November 2016. Prior to joining Oceaneering, he served at FMC Technologies beginning in 1982, progressing through a variety of engineering, sales and marketing, and general management roles.  His last three roles at FMC Technologies were Western Region Subsea General Manager, Global Subsea Products Director and Global Subsea Services Director.

William J. Boyle, Senior Vice President, Asset Integrity, joined Oceaneering in March 2016. Prior to joining Oceaneering, Mr. Boyle held the position of Chief Executive Officer with Underwater Integrity Solutions from November 2014 until December 2015.  Previously, Mr. Boyle held senior leadership positions at Forum Energy Technologies, Inc. from 2013 to 2014, Clough Limited from 2008 to 2012, Subsea 7 S.A. from 2005 to 2008, John Wood Group PLC from 2003 to 2005 and Technip S.A. from 1991 to 2003.

John R. Kreider, Senior Vice President, Advanced Technologies, joined Oceaneering as a Vice President in 1992 when we acquired Eastport International, Inc. Since 1992, he has held various senior management positions in our Advanced Technologies segment. He was appointed Senior Vice President, Advanced Technologies in October 2001.

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

We derive most of our revenue from customers in the offshore oil and gas exploration, development and production industry. The offshore oil and gas industry is a historically cyclical industry characterized by significant changes in the levels of exploration and development activities. Oil and gas prices, and market expectations of potential changes in those prices, significantly affect the levels of those activities. Worldwide political, economic and military events have contributed to oil and gas price volatility and are likely to continue to do so in the future. Since the general decline in the price of oil from mid 2014, many oil and gas companies made significant reductions in their capital and operating expenditures, which are adversely impacting demand for the services and products provided by our Oilfield business. Any prolonged reduction in the overall level of offshore oil and gas exploration and development activities, whether resulting from changes in oil and gas prices or otherwise, could materially and adversely affect our financial condition and results of operations in our segments within our Oilfield business. Some factors that have affected and are likely to continue affecting oil and gas prices and the level of demand for our services and products include the following:

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

A significant portion of our revenue is attributable to operations in foreign countries. These activities accounted for approximately 57% of our consolidated revenue in 2016. Risks associated with our operations in foreign areas include risks of:

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
Our exposure to the risks we described above varies from country to country. In recent periods, economic conditions, political instability and civil unrest in Africa have been our greatest concerns. There is a risk that a continuation or worsening of these conditions could materially and adversely impact our future business, operations, financial condition and results of operations. Of our total consolidated revenue for 2016, we generated approximately 21% from our operations in Africa, primarily in Angola.

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
There can be no assurance that the revenues included in our backlog will be realized or, if realized, will result in profits. Because of project cancellations or potential changes in the scope or schedule of our customers' projects, we cannot predict with certainty when or if backlog will be realized. Material delays, suspensions, cancellations or payment defaults could materially affect our financial condition, results of operations and cash flows. We may be at greater risk of delays, suspensions and cancellations in the current oil price environment.

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

In addition, we maintain our cash balances and short-term investments in accounts held by major banks and financial institutions located principally in North America, Europe, Africa and Asia, and some of those accounts hold deposits that exceed available insurance. It is possible that one or more of the financial institutions in which we hold our cash and investments could become subject to bankruptcy, receivership or similar proceedings. As a result, we could be at risk of not being able to access material amounts of our cash, which could result in a temporary liquidity crisis that could impede our ability to fund operations.

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
We may pursue growth through the acquisition of businesses or assets that will enable us to broaden our service and product offerings and expand into new markets. We may be unable to implement this element of our growth strategy if we cannot identify suitable businesses or assets, reach agreement on potential strategic acquisitions on acceptable terms or for other reasons. Moreover, acquisitions involve various risks, including:

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
Our future growth will depend on our ability to continue to innovate by developing and commercializing new service and product offerings. Investments in new technologies involve varying degrees of uncertainties and risk. Commercial success depends on many factors, including the levels of innovation, the development costs and the availability of capital resources to fund those costs, the levels of competition from others developing similar or other competing technologies, our ability to obtain or maintain government permits or certifications, the effectiveness of production, distribution and marketing efforts, and the costs to customers to deploy and provide support for the new technologies. We may not achieve significant revenues from new service and product investments for a number of years, if at all. Moreover, new services and products may not be profitable, and, even if they are profitable, our operating margins from new services and products may not be as high as the margins we have experienced historically.
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
Our businesses operate in highly competitive industry segments. Some of our competitors or potential competitors have greater financial or other resources than we have. Our operations may be adversely affected if our current competitors or new market entrants introduce new products or services with better features, performance, prices or other characteristics than those of our services and products. This factor is significant to our segments' operations, particularly in the segments within our Oilfield business, where capital investment is critical to our ability to compete.
We rely on intellectual property law and confidentiality agreements to protect our intellectual property. We also rely on intellectual property we license from third parties. Our failure to protect our intellectual property rights, or our inability to obtain or renew licenses to use intellectual property of third parties, could adversely affect our business.
We rely on a variety of intellectual property rights that we use in our services and products, and our success depends, in part, on our ability to protect our proprietary information and other intellectual property. Our intellectual property could be challenged, invalidated, circumvented or rendered unenforceable. In addition, effective intellectual property protection may be limited or unavailable in some foreign countries where we operate.
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
In some instances, we have augmented our technology base by licensing the proprietary intellectual property of third parties. However, it is possible that the tools, techniques, methodologies, programs and components we use to provide our services or products may infringe on the intellectual property rights of others. In the future, we may not be able to obtain necessary licenses on commercially reasonable terms. Royalty payments under licenses from third parties, if available, or developing non-infringing technologies could materially increase our costs. Additionally, if a license or non-infringing technology were not available, we might not be able to continue providing a particular service or product, which could materially and adversely affect our financial condition, results of operations and cash flows.
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

Oilfield. In general, our Oilfield business segments share facilities. Our location in Morgan City, Louisiana consists of ROV manufacturing and training facilities, vessel docking facilities, open and covered warehouse space and offices. The Morgan City facilities primarily support operations in the United States. We have regional support offices for our North Sea, Africa, Brazil and Southeast Asia operations in: Aberdeen, Scotland; Stavanger and Bergen, Norway; Dubai, U.A.E.; Rio de Janeiro and Macaé, Brazil; Luanda, Angola; Chandigarh, India; Perth, Australia; Kuala Lumpur, Malaysia; and Singapore. We also have operational bases in various other locations.

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

Advanced Technologies. Our primary facilities for our Advanced Technologies segment are leased offices and workshops in Hanover, Maryland. We have regional offices in Chesapeake, Virginia; Bremerton, Washington; Pearl Harbor, Hawaii; and San Diego, California, which support our services for the U.S. Navy. We also have an office in Orlando, Florida, which supports our commercial theme park animation activities, facilities in Utrecht, Netherlands, to support robotic activities, and facilities in Houston, Texas, to support our space industry activities.

Item 3.	Legal Proceedings.

On June 17, 2014, Peter L. Jacobs, a purported shareholder, filed a derivative complaint against all of the then current members of our board of directors and one of our former directors, as defendants, and our company, as nominal defendant, in the Court of Chancery of the State of Delaware. Through the complaint, the plaintiff is asserting, on behalf of our company, actions for breach of fiduciary duties and unjust enrichment in connection with prior determinations of our board of directors relating to nonexecutive director compensation. The plaintiff is seeking relief including disgorgement of payments made to the defendants, an award of unspecified damages and an award for attorneys’ fees and other costs. We and the defendants filed a motion to dismiss the complaint and a supporting brief on which the Court has not yet ruled. In any event, our company is only a nominal defendant in this litigation, and we do not expect the resolution of this matter to have a material adverse effect on our results of operations, cash flows or financial position.

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
Our common stock is listed on the New York Stock Exchange under the symbol OII. We submitted to the New York Stock Exchange during 2016 a certification of our Chief Executive Officer regarding compliance with the Exchange's corporate governance listing standards. We also included as exhibits to this annual report on Form 10-K, as filed with the SEC, the certifications of our principal executive officer and principal financial officer required under Section 302 of the Sarbanes-Oxley Act of 2002.
The following table sets out, for the periods indicated, the high and low sales prices for our common stock as reported on the New York Stock Exchange (consolidated transaction reporting system):

	2016		2015
	High	Low	High	Low
For the quarter ended:
March 31	$39.04	$25.33	$59.37	$48.37
June 30	36.92	28.36	59.65	46.05
September 30	31.55	24.33	46.86	37.00
December 31	32.12	22.47	48.11	36.87
On February 17, 2017, there were 433 holders of record of our common stock. On that date, the closing sales price, as quoted on the New York Stock Exchange, was $27.20. In 2016, we declared quarterly cash dividends of $0.27 per share in the first three quarters and $0.15 per share in the fourth quarter. In 2015, we declared quarterly cash dividends of $0.27 per share in each quarter. It is our intent to continue to pay a quarterly cash dividend; however, payment of future cash dividends will be at the discretion of our board of directors in accordance with applicable law, after taking into account various factors, including our financial condition, earnings, capital requirements, legal requirements, regulatory constraints, industry practice and any other factors that our board of directors believes are relevant.
In February 2010, our Board of Directors approved a program to repurchase up to 12 million shares of our common stock. Through December 31, 2014 under that program, we repurchased the 12 million shares of our common stock for $677 million.

In December 2014, following completion of the February 2010 program, our Board of Directors approved a new share repurchase program under which we may repurchase up to 10 million shares of our common stock on a discretionary basis. The December 2014 program calls for the repurchases to be made in the open market, or in privately negotiated transactions from time to time, in compliance with applicable laws, rules and regulations, including Rule 10b-18 under the Securities Exchange Act of 1934, as amended, subject to market and business conditions, levels of available liquidity, cash requirements for other purposes, applicable legal requirements and other relevant factors. The timing and amount of any repurchases will be determined by management based on its evaluation of these factors. We expect that any shares repurchased under the new program will be held as treasury stock for future use. The new program does not obligate us to repurchase any particular number of shares. Under the new program, we had repurchased 2.0 million shares of our common stock for $100 million through December 31, 2015. We did not repurchase any shares during 2016.

EQUITY COMPENSATION PLAN INFORMATION
The following presents equity compensation plan information as of December 31, 2016:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	—	N/A	1,068,572
Equity compensation plans not approved by security holders	—	N/A	—
Total	—	N/A	1,068,572
We had no outstanding options, warrants or rights at December 31, 2016.
At December 31, 2016, there were: (1) no shares of Oceaneering common stock under equity compensation plans not approved by security holders available for grant; and (2) 1,068,572 shares of Oceaneering common stock under equity compensation plans approved by security holders available for grant in the form of stock options, stock appreciation rights or stock awards. We have not granted any stock options since 2005 and the Compensation Committee of our Board of Directors has expressed its intention to refrain from using stock options as a component of employee compensation for our executive officers and other employees for the foreseeable future. Additionally, our Board of Directors has expressed its intention to refrain from using stock options as a component of nonemployee director compensation for the foreseeable future. For a description of the material features of our equity compensation arrangements, see the discussion in Note 8 of Notes to Consolidated Financial Statements under the heading "Incentive Plan."

PERFORMANCE GRAPH
The following graph compares our total shareholder return to the Standard & Poor's 500 Stock Index ("S&P 500") and the PHLX Oil Service Sector Index from December 31, 2011 through December 31, 2016. The PHLX Oil Service Sector Index is designed to track the performance of a set of companies involved in the oil services sector.
It is assumed in the graph that: (1) $100 was invested in Oceaneering Common Stock, the S&P 500 and the PHLX Oil Service Sector Index on December 31, 2011; and (2) any Oceaneering dividends are reinvested. The shareholder return shown is not necessarily indicative of future performance.

$250
$200
$150
$100
$50
$0
12/31/11
12/31/12
12/31/13
12/31/14
12/31/15
12/31/16
Oceaneering International, Inc.
S&P 500
PHLX Oil Service Sector Index

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
Results of Operations:

	Year Ended December 31,
(in thousands, except per share amounts)	2016	2015	2014	2013	2012
Revenue	$2,271,603	$3,062,754	$3,659,624	$3,287,019	$2,782,604
Cost of services and products	1,992,376	2,457,325	2,800,423	2,521,483	2,154,746
Gross margin	279,227	605,429	859,201	765,536	627,858
Selling, general and administrative expense	208,463	231,619	230,871	220,420	199,261
Income from operations	$70,764	$373,810	$628,330	$545,116	$428,597
Net income	$24,586	$231,011	$428,329	$371,500	$289,017
Cash dividends declared per Share	$0.96	$1.08	$1.03	$0.84	$0.69
Diluted earnings per share	$0.25	$2.34	$4.00	$3.42	$2.66
Depreciation and amortization	$250,247	$241,235	$229,779	$202,228	$176,483
Capital expenditures, including business acquisitions	$142,513	$423,988	$426,671	$393,590	$309,858
Other Financial Data:

	As of December 31,
(dollars in thousands)	2016	2015	2014	2013	2012
Working capital ratio	2.48	2.46	2.52	1.97	1.95
Working capital	$754,231	$901,537	$1,034,413	$706,187	$585,805
Total assets	$3,130,315	$3,429,536	$3,504,940	$3,128,500	$2,768,118
Long-term debt	$793,058	$795,836	$743,469	$—	$94,000
Shareholders' equity	$1,516,643	$1,578,734	$1,657,471	$2,043,440	$1,815,460
Goodwill as a percentage of Shareholders' equity	29%	27%	20%	17%	20%

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements in this annual report on Form 10-K, including, without limitation, statements regarding the following matters, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995:

•	our business strategy;

•	our plans for future operations;

•	industry conditions;

•	seasonality;

•
our expectations about 2017 earnings per share, items below the operating income line and segment operating results, and the factors underlying those expectations, including our expectations about demand and pricing for our deepwater oilfield services and products as a result of the factors we specify in "Overview" and "Results of Operations" below;

•	projections relating to floating rig demand and subsea tree installations;

•	the adequacy of our liquidity and capital resources to support our operations and internally generated growth initiatives;

•	our projected capital expenditures for 2017;

•	our plans to add ROVs to our fleet;

•	our intentions relating to the subsea support vessel scheduled for delivery in 2017;

•	our expectations regarding deferred tax assets and our belief that our goodwill will not be impaired during 2017;

•	the adequacy of our accruals for uninsured expected liabilities from workers' compensation, maritime employer's liability and general liability claims;

•	our belief that our total unrecognized tax benefits will not significantly increase or decrease in the next 12 months;

•	our anticipated tax rates and underlying assumptions;

•	our anticipation of a discrete tax item in the first quarter of 2017;

•	our expectations regarding shares repurchased under our share repurchase plan;

•	our backlog; and

•	our expectations regarding the effect of inflation in the near future.
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
Overview
The table that follows sets out our revenue and operating results for 2016, 2015 and 2014.

	Year Ended December 31,
(dollars in thousands)	2016	2015	2014
Revenue	$2,271,603	$3,062,754	$3,659,624
Gross Margin	279,227	605,429	859,201
Gross Margin %	12%	20%	23%
Operating Income	70,764	373,810	628,330
Operating Income %	3%	12%	17%
Net Income	24,586	231,011	428,329

Our business substantially depends on the level of spending on offshore developments by our customers in the oil and gas industry. During 2016, we generated approximately 86% of our revenue, and 92% of our operating income before Unallocated Expenses, from services and products we provided to the oil and gas industry. In 2016, our revenue decreased by 26%, with the larger percentage decreases occurring in our ROV, Subsea Products and Asset Integrity segments, all of which decreased from lower oilfield activity resulting from the general decline in crude oil prices from mid 2014. Starting in 2015, we have taken initiatives to align our operations with current and anticipated declining activity and pricing levels. These initiatives required us to reduce our workforce, incur unusual expenses, and make certain accounting adjustments.
The $25 million consolidated net income we earned in 2016 was substantially less than the $231 million we earned in 2015, and the $0.25 earnings per diluted share was the lowest we made since 2000. The $206 million decrease from 2015 net income was attributable to lower profit contributions from all of our oilfield business segments, most notably:

•	our ROV segment, which had $167 million less operating income on $286 million less revenue;

•	our Subsea Products segment, which had $100 million less operating income on $268 million less revenue; and

•	our Subsea Projects segment, which had $58 million less operating income on $132 million less revenue.

In 2016, we invested in the following capital projects:

•	additions of capabilities in our Subsea Products segment, including payment of $28 million for the purchase of the assets of a provider of riserless light well intervention services;

•	$13 million related to a new subsea support vessel for our Subsea Projects segment scheduled for delivery in 2017; and

•	additions of and upgrades to our work-class ROVs.

In 2015, we exited the business of manufacturing subsea blow out preventer ("BOP") control systems.

We expect our 2017 diluted earnings per share to be less than the $0.25 we reported in 2016. With our limited market visibility resulting from the uncertain energy market, we are not providing earnings per share guidance for 2017. We anticipate lower global demand for deepwater drilling, field development, and inspection, maintenance and repair activities due to the current and anticipated oil price environment, which has led to spending cuts from our customers and pricing pressure. Compared to 2016, in 2017 we are forecasting that we will be marginally profitable at the operating income line. Below the operating income line, we expect:

•	a loss on our equity investment in Medusa Spar LLC as production continues to decline;

•	increased interest expense from higher interest rates, which affects our floating rate debt and our swaps to floating rates on $200 million of fixed-rate debt;

•	in the first quarter, a discrete additional tax expense related to our share-based compensation plan.
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

	2016	2015	2014
Average number of floating rigs under contract	177	241	280
ROV days on hire (in thousands)	60	84	98
ROV utilization	53%	69%	83%

Demand for floating rigs is the primary leading indicator of the strength of the deepwater market. According to industry data published by IHS Petrodata, at the end of 2016, there were 336 floating drilling rigs in operation or available for work throughout the world, with 151 of those rigs under contract. Of the 151 rigs under contract, 91 are contracted through the end of 2017. Recent industry forecasts of floating rig demand point to an expectation that demand in 2017 will decline by approximately 25%.

In addition to floating rig demand, the number of subsea tree completions is another leading indicator, and the primary demand driver for our Subsea Products lines. According to industry data published by Infield Systems Limited in January 2017, there will be 200 subsea tree installations in 2017, down from 305 in 2016, 308 in 2015 and 349 in 2014. Subsea tree installations are forecast to increase to 227 in 2018.
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

We account for significant fixed-price contracts, which we enter into mainly in our Subsea Products segment, and to a lesser extent in our Subsea Projects and Advanced Technologies segments, using the percentage-of-completion method. In 2016, we accounted for 16% of our revenue using the percentage-of-completion method. In determining whether a contract should be accounted for using the percentage-of-completion method, we consider whether:

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
For reporting units with goodwill, we do not believe our goodwill will be impaired during 2017.
Income Taxes. Our tax provisions are based on our expected taxable income, statutory rates and tax-planning opportunities available to us in the various jurisdictions in which we operate. Determination of taxable income in any jurisdiction requires the interpretation of the related tax laws. We are at risk that a taxing authority's final determination of our tax liabilities may differ from our interpretation. Our effective tax rate may fluctuate from year to year as our operations are conducted in different taxing jurisdictions, the amount of pre-tax income fluctuates, the amounts of foreign income we anticipate will be repatriated and our estimates regarding the realizability of items such as foreign tax credits may change. We consider $623 million of unremitted earnings of our foreign subsidiaries to be indefinitely reinvested. We believe we have the ability to indefinitely reinvest these foreign earnings based on our expectations of profitability for our U.S. operations over the long term, our significant U.S. liquidity, and the amount of unremitted earnings of our foreign subsidiaries not considered indefinitely reinvested, for which we have provided deferred income taxes.

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
We establish valuation allowances to reduce deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized in the future. While we have considered estimated future taxable income and ongoing prudent and feasible tax-planning strategies in assessing the need for the valuation allowances, changes in these estimates and assumptions, as well as changes in tax laws, could require us to provide for valuation allowances for our deferred tax assets. Provisions for valuation allowances impact our income tax provision in the period in which such adjustments are identified and recorded. We established a deferred tax asset valuation allowance of $4.2 million in 2016 related to the realizability of loss carryforwards in certain of our foreign jurisdictions.

In March 2016, the FASB issued ASU 2016-09, "Compensation – Stock Compensation Improvements to Employee Share-Based Payment Accounting." This update requires that all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) should be recognized as income tax expense or benefit in the income statement. The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. An entity also should recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. Currently, an entity must determine, for each award, whether the difference between the deduction for tax purposes and the compensation cost recognized for financial reporting purposes results in either an excess tax benefit or a tax deficiency. The amendments in this update are effective for us beginning January 1, 2017. Through December 31, 2016, we recognized excess tax benefits in additional paid-in capital, and tax deficiencies have been recognized as an offset to accumulated excess tax benefits. In 2017, we expect a tax deficiency in the first quarter and, under this new standard, we will recognize it as a discrete item in the income statement rather than in additional paid-in capital. We do not anticipate that this update will have a material effect on our consolidated financial statements.
For a summary of our major accounting policies and a discussion of recently adopted accounting standards, please see Note 1 to our Consolidated Financial Statements.
Liquidity and Capital Resources

We consider our liquidity and capital resources adequate to support our operations and growth initiatives. At December 31, 2016, we had working capital of $754 million, including cash and cash equivalents of $450 million. Additionally, we had $500 million available through our revolving credit facility under a credit agreement (as amended, the "Credit Agreement"), which is scheduled to expire on October 25, 2021.

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

In November 2015, we entered into an Agreement and Amendment No. 1 to Credit Agreement ("Amendment No. 1"). Amendment No. 1 amended the Credit Agreement to (1) replace the maximum leverage ratio financial covenant with a new financial covenant restricting the maximum total capitalization ratio (defined in Amendment No. 1 to be the ratio of consolidated debt to total capitalization) to 55% and (2) extend the maturities of the Term Loan Facility and the Revolving Credit Facility by one year each, which maturity terms have since been superseded by amendment, as described below.

In November 2016, we entered into Agreement and Amendment No. 2 to Credit Agreement ("Amendment No. 2"). Amendment No. 2 amended the Credit Agreement to, among other things, extend the maturities of the Term Loan Facility and the Revolving Credit Facility to October 25, 2019 and October 25, 2021, respectively, with the extending Lenders, which represent 90% of the existing commitments of the Lenders, such that (a) the total commitments for the Revolving Credit Facility will be $500 million until October 25, 2020 and thereafter $450 million until October 25, 2021, and (b) the outstanding term loan maturities pursuant to the Term Loan Facility will be $300 million until October 27, 2018 and thereafter $270 million until October 25, 2019.

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

The Credit Agreement contains various covenants that we believe are customary for agreements of this nature, including, but not limited to, restrictions on our ability and the ability of each of our subsidiaries to incur debt, grant liens, make certain investments, make distributions, merge or consolidate, sell assets, enter into transactions with affiliates and enter into certain restrictive agreements. We are also subject to a maximum total capitalization ratio of 55%, as noted above. The Credit Agreement includes customary events of default and associated remedies. As of December 31, 2016, we were in compliance with all the covenants set forth in the Credit Agreement.

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

Our maximum outstanding indebtedness during 2016 under the Credit Agreement and Senior Notes was $800 million, and our total interest costs, including commitment fees, were $29.1 million.

Our capital expenditures, including business acquisitions, for 2016, 2015 and 2014 were $143 million, $424 million and $427 million, respectively. Our capital expenditures in 2016 included $50 million in our ROV segment, $57 million in our Subsea Products segment and $26 million in our Subsea Projects segment. Our capital expenditures in 2015 included our acquisition of C & C Technologies, Inc. ("C&C") for approximately $224 million. C&C is a global provider of ocean-bottom mapping services in deepwater utilizing customized autonomous underwater vehicles and provides marine construction surveys for both surface and subsea assets, as well as satellite-based positioning services for drilling rigs and seismic and construction vessels. C&C also provides land and near-shore survey services along the U.S. Gulf Coast and in Mexico, and performs shallow water conventional geophysical surveys in the U.S. Gulf of Mexico. In addition to the C&C acquisition, our capital expenditures in 2015 included: $58 million for upgrading and expanding our ROV fleet; $69 million in our Subsea Products segment, principally for growth of our tooling and installation and workover control systems capabilities; and $52 million in our Subsea Projects segment, including $43 million related to a new subsea support vessel scheduled for delivery in 2017. Our capital expenditures in 2014 included: $189 million for upgrading and expanding our ROV fleet; $113 million in our Subsea Products segment, principally for growth of our tooling and installation and workover control systems capabilities, expansion of our Houston manufacturing facilities and establishment of manufacturing capabilities in Angola; and $92 million in our Subsea Projects segment, including $40 million related to a new subsea support vessel scheduled for delivery in 2017.

For 2017, we expect our capital expenditures to be in the range of $90 million to $120 million, exclusive of business acquisitions. This estimate includes $25 million in our Subsea Projects segment to complete the new-build subsea support vessel, the Ocean Evolution, scheduled for delivery in the middle of 2017. During the third quarter of 2013, we signed an agreement with a shipyard for the construction of the Ocean Evolution. We intend for the vessel to be U.S.-flagged and documented with a coastwise endorsement by the U.S. Coast Guard. It is expected to have an overall length of 353 feet, a Class 2 dynamic positioning system, accommodations for 110 personnel, a helideck, a 250-ton active heave-compensated crane, and a working moonpool. We expect to outfit the vessel with two of our high specification work-class ROVs. The vessel will also be equipped with a satellite communications system capable of transmitting streaming video for real-time work observation by shore personnel. We anticipate the vessel will be used to augment our ability to provide subsea intervention services in the U.S. Gulf of Mexico. These services are required to perform inspection, maintenance and repair projects and hardware installations.
Our capital expenditures during 2016, 2015 and 2014 included $50 million, $58 million and $189 million, respectively, in our ROV segment, principally for additions and upgrades to our ROV fleet to expand the fleet and replace units we retired and for facilities infrastructure to support our growing ROV fleet size. We currently plan to add new ROVs only to meet contractual commitments. We added 6, 16 and 49 ROVs to our fleet and retired 41, 36, and 17 units during 2016, 2015 and 2014, respectively, and transferred one to our Advanced Technologies segment in 2015, resulting in a total of 280 work-class systems in the fleet at December 31, 2016. Over the past two years, we retired a greater number of ROVs than we have added due to market conditions and outlook.

Unless indicated otherwise, each of the vessels discussed below is a deepwater multiservice subsea support vessel outfitted with two of our high-specification work-class ROVs.

Beginning in the third quarter of 2008, we chartered a vessel, the Olympic Intervention IV, for an initial term of five years. Following extension periods, the charter expired in July 2016, and we released the vessel to its owner. We had been using the Olympic Intervention IV in the U.S. Gulf of Mexico.

In 2012, we moved the chartered vessel Ocean Intervention III to Angola and also chartered the Bourbon Oceanteam 101 to work on a three-year field support vessel services contract for a unit of BP plc. We had extended the charter of the Bourbon Oceanteam 101 to January 2017. However, in early 2016, the customer exercised its right, under the field support vessel services contract, to terminate its use of the Bourbon Oceanteam 101 at the end of May 2016. Under the terms of the contract, the costs incurred by us associated with the early release and demobilization of the vessel were reimbursed by the customer. Following the release of the vessel, we redelivered it to the vessel supplier. Under the field support vessel services contract, which has been extended through January 2019, we are continuing to supply project management, engineering and the Ocean Intervention III, which we have under charter on a month-to-month basis through July 2017. We also provide ROV tooling, asset integrity services and installation and workover control system services. We also have provided other chartered vessels and barges as requested by the customer.
In March 2013, we commenced a five-year charter for a Jones Act-compliant multi-service support vessel, the Ocean Alliance, we have been using in the U.S. Gulf of Mexico. In January 2015, we commenced a two-year contract with a customer for the use of the Ocean Alliance. The contract expired in January 2017, and we are marketing the vessel for spot market work in the U.S. Gulf of Mexico.
In December 2013, we commenced a three-year charter for the Normand Flower, a multi-service subsea marine support vessel. We made modifications to the vessel and used the vessel in the U.S. Gulf of Mexico to perform inspection, maintenance and repair projects and hardware installations. In December 2016, we declined our option to extend the charter and the vessel was released.
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
Our principal source of cash from operating activities is our net income, adjusted for the non-cash expenses of depreciation and amortization, deferred income taxes and noncash compensation under our restricted stock plans. Our $341 million, $560 million and $722 million of cash provided from operating activities in 2016, 2015 and 2014, respectively, were affected by cash increases/(decreases) of: (1) $123 million, $179 million and $(8) million, respectively, of changes in accounts receivable; (2) $18 million, $33 million and $66 million, respectively, of changes in inventory; and (3) $(117) million, $(45) million and $(44) million, respectively, of changes in accounts payable and accrued liabilities. In 2016 and 2015, our accounts receivable, inventory and accounts payable and accrued liabilities all decreased as a result of lower revenue and activity in general from each year's preceding year. The 2016 and 2015 decreases in inventory were in addition to write-downs totaling $30 million and $26 million, respectively, in our ROV and Subsea Products segments discussed below. In 2014, our inventory decreased as a result of the use of inventory in progressing and completing projects that had been in our Subsea Products backlog at December 31, 2013 and our expectation of lower Subsea Products demand in 2015 as compared to 2014.
In 2016, we used a net of $169 million in investing activities, with $143 million used to fund the capital expenditures described above and $39 million used to purchase Angolan central bank bonds indexed to the U.S. dollar. In 2015, we used a net of $437 million in investing activities, with $424 million used to fund the capital expenditures and business acquisitions described above. In 2014, we used a net of $419 million in investing activities, with $427 million used to fund the capital expenditures and business acquisitions described above.
In 2016, we used $97 million in financing activities, primarily for the $94 million of cash dividends we paid. In 2015, we used $157 million in financing activities. We borrowed $50 million, repurchased 2 million shares for $100 million and paid cash dividends of $106 million. In 2014, we generated $45 million in financing activities. We borrowed $742 million, net of associated expenses and debt discount, repurchased 8.9 million shares for $590 million and paid cash dividends of $110 million.
In February 2010, our Board of Directors approved a program to repurchase up to 12 million shares of our common stock. In 2014, we completed the purchase of the shares authorized under that program by repurchasing the remaining 8.9 million shares for $590 million. The total cost for the repurchase of the 12 million shares of our common stock was $677 million.
In December 2014, following completion of the February 2010 program, our Board of Directors approved a new share repurchase program under which we may repurchase up to 10 million shares of our common stock on a discretionary basis. The December 2014 program calls for the repurchases to be made in the open market, or in privately negotiated transactions from time to time, in compliance with applicable laws, rules and regulations, including Rule 10b-18 under the Securities Exchange Act of 1934, as amended, subject to market and business conditions, levels of available liquidity, cash requirements for other purposes, applicable legal requirements and other relevant factors. The timing and amount of any repurchases will be determined by our management based on its evaluation of these factors. We expect that any shares repurchased under the new program will be held as treasury stock for future possible use. The new program does not obligate us to repurchase any particular number of shares. Through December 31, 2015 under the new program, we repurchased 2 million shares of our common stock for $100 million. We did not repurchase any shares in 2016.
As of December 31, 2016, we retained 12.8 million of the shares we had repurchased. We expect to hold the shares repurchased for future use.
Because of our significant foreign operations, we are exposed to currency fluctuations and exchange rate risks. We generally minimize these risks primarily through matching, to the extent possible, revenue and expense in the various currencies in which we operate. Cumulative translation adjustments as of December 31, 2016 relate primarily to our net investments in, including long-term loans to, our foreign subsidiaries. A stronger U.S. dollar against the U.K. pound sterling, Norwegian kroner and Brazilian real would result in lower operating income. See Item 7A – "Quantitative and Qualitative Disclosures About Market Risk."

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

	Year Ended December 31,
(dollars in thousands)	2016	2015	2014
Remotely Operated Vehicles
Revenue	$522,121	$807,723	$1,069,022
Gross Margin	59,038	227,330	361,466
Gross Margin %	11%	28%	34%
Operating Income	25,193	192,514	320,550
Operating Income %	5%	24%	30%
Days available	112,588	121,944	117,882
Days utilized	59,963	83,838	98,302
Utilization %	53%	69%	83%
Subsea Products
Revenue	692,030	959,714	1,238,746
Gross Margin	140,275	257,755	364,760
Gross Margin %	20%	27%	29%
Operating Income	75,938	175,585	281,239
Operating Income %	11%	18%	23%
Backlog at end of period	431,000	652,000	690,000
Subsea Projects
Revenue	472,979	604,484	588,572
Gross Margin	51,392	114,672	124,418
Gross Margin %	11%	19%	21%
Operating Income	34,476	92,034	107,852
Operating Income %	7%	15%	18%
Asset Integrity
Revenue	275,397	372,957	500,237
Gross Margin	41,458	47,342	87,236
Gross Margin %	15%	13%	17%
Operating Income	7,551	18,235	55,469
Operating Income %	3%	5%	11%
Total Oilfield
Revenue	$1,962,527	$2,744,878	$3,396,577
Gross Margin	292,163	647,099	937,880
Gross Margin %	15%	24%	28%
Operating Income	143,158	478,368	765,110
Operating Income %	7%	17%	23%

Historically, we built new ROVs to increase the size of our fleet in response to demand to support deepwater drilling and vessel-based inspection, maintenance and repair ("IMR") and installation work. In 2015, as a result of declining market conditions, we began building fewer ROVs, primarily to meet contractual commitments. These vehicles are designed for use around the world in water depths of 10,000 feet or more. We added 6, 16 and 49 ROVs in 2016, 2015 and 2014, respectively, while retiring 94 units over the three-year period and transferring one to our Advanced Technologies segment over that period. Our ROV fleet size was 280 at December 31, 2016, 315 at December 31, 2015 and 336 at December 31, 2014. We have decreased our ROV fleet size over the last two years as a result of lower market demand.

Our ROV operating income decreased in the year ended December 31, 2016 compared to the prior year, as a result of lower days on hire and lower average revenue per day-on-hire, as well as inventory write-downs and fixed asset write-offs totaling $36.0 million in 2016. During 2016, the leading indicator for deepwater activity, contracted floating rigs, continued to decline as the rate of rigs being idled, either by contract termination or expiration, continued. This prevailing market condition required us to reassess the number of ROVs we had in our fleet, as well as the associated inventory. As a result of our reassessment, in 2016 we recorded $36.0 million of charges consisting of: (1) $25.2 million for a reserve for excess inventory; and (2) $10.8 million for the retirement of 39 ROVs. During 2016 we also incurred charges related to restructuring expenses of $3.8 million and bad debt expenses of $1.2 million.

For 2015, our ROV revenue and operating income declined from 2014 from lower demand for drill support services and a reduction in average revenue per day across all our geographic areas of operation. ROV days on hire decreased by 15% and revenue per day on hire decreased 11%. In 2015, our ROV cost of services and products included inventory write-downs of $15.7 million, restructuring expenses of $7.2 million and ROV retirements resulting in write-offs of $2.9 million. The inventory write downs were due to excess inventory, which we do not anticipate using given current and forecast market conditions. The restructuring expenses related to severance costs for incurred and designated future workforce reductions and costs associated with closing excess facilities. The write-offs were necessitated as a result of our retiring an unusually large number of ROVs in 2015 due to market prospects for these vehicles.

In our financial statements, the charges incurred in both 2016 and 2015 are reflected in our cost of services and products, except for the charges related to bad debts, which are reflected in general and administrative expenses.

We anticipate ROV operating income to decrease in 2017 as a result of decreases in average revenue per day on hire and the number of days on hire for drilling support services, attributable to the market conditions described under "Overview" above. We normally expect to retire, on average, 4% to 5% of our fleet on an annual basis, although we retired a greater number in each of 2016 and 2015 due to market conditions.

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

	Year Ended December 31,
	2016	2015	2014
Manufactured Products	65%	61%	64%

Service and Rental	35%	39%	36%

For the year ended December 31, 2016, our Subsea Products revenue and operating income decreased from the prior year across both business units, but most notably due to lower demand for and pricing of service and rental. In 2016 we incurred the following charges:

•	$8.2 million, predominantly for tools and inventory in our portfolio used to support deepwater drilling and operations;

•	$3.7 of restructuring expenses; and

•	$1.9 million of allowances for bad debts.

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

In our financial statements, the charges incurred in both 2016 and 2015 are reflected in our cost of services and products, except for the charges related to the allowances for bad debts, which are reflected in general and administrative expenses. The restructuring expenses related to severance costs for incurred and designated future workforce reductions and costs associated with closing excess facilities. The charge for a non-current asset reserve related to prepaid non-income taxes based on consumption, and the charge amount is based on our estimate of the amount that will expire due to reduced activity going forward. The allowance for bad debts in 2015 related to a customer that filed for bankruptcy and was unable to pay for a built umbilical.
We anticipate our Subsea Products segment operating income in 2017 to be lower than in 2016 on a decline in pricing in current backlog and new orders, and we expect reduced margins in the mid- to high-single digit range. Our Subsea Products backlog was $431 million at December 31, 2016, approximately 34% lower than it was at December 31, 2015. The backlog decrease from 2015 was principally in umbilicals.

For the year ended December 31, 2016, our Subsea Projects revenue and operating income decreased from that of the prior year, as a result of decreased demand and lower pricing for deepwater vessel services, including the completion during April 2015 of work associated with the Bourbon Evolution 803, a vessel we chartered on a short-term basis for use offshore Angola associated with our field support vessel services contract, and the release in May 2016 of the Bourbon Oceanteam 101, which was previously deployed under the same contract offshore Angola.

Subsea Projects operating income declined slightly during 2015 from 2014 on slightly higher revenue. The relatively better performance compared to the other oilfield segments was aided by an increase in international manned diving operations. The decline in operating income was due to lower deepwater vessel activity and market pricing offshore Angola and in the U.S. Gulf of Mexico and from survey operations from reduced demand and lower pricing.
For the year ended December 31, 2016, our Asset Integrity revenue and operating income decreased from that of the prior year across most of our operating areas, due to decreased demand and pricing. Our Asset Integrity results in 2016 included bad debt expense of $5.0 million, which is reflected in selling, general and administrative expense, and $1.4 million of restructuring charges, which are reflected in our cost of services and products.
In 2015, our Asset Integrity operating income declined precipitously on lower global demand and pricing for inspection services. Asset Integrity results in 2015 include restructuring charges of $6.4 million reflected in our cost of services and products.
We anticipate our 2017 operating income for Asset Integrity to be lower than in 2016 on continued lower global demand and pricing.

Advanced Technologies. The table that follows sets out revenue and profitability for this segment.

	Year Ended December 31,
(dollars in thousands)	2016	2015	2014
Revenue	$309,076	$317,876	$263,047
Gross Margin	33,784	30,034	32,410
Gross Margin %	11%	9%	12%
Operating Income	11,809	9,689	13,230
Operating Income %	4%	3%	5%

For the year ended December 31, 2016, Advanced Technologies operating income was higher than that of the corresponding period of 2015, due to improved execution on commercial theme park projects. Advanced Technologies operating income for 2015 was lower than that of 2014 due to execution issues on commercial theme park projects. We project an improvement in our Advanced Technologies operating income in 2017, due to increased activity.
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
The table that follows sets out our unallocated expenses.

	Year Ended December 31,
(dollars in thousands)	2016	2015	2014
Gross margin expenses	$(46,720)	$(71,704)	$(111,089)
% of revenue	2%	2%	3%
Operating expenses	(84,203)	(114,247)	(150,010)
% of revenue	4%	4%	4%
Our unallocated expenses have trended with the amounts of our incentive compensation expenses. Our unallocated gross margin and operating expenses decreased in 2016 and in 2015, due to lower compensation expenses related to the expected annual bonuses and valuation of performance units awarded under our incentive plan. We expect higher incentive plan compensation expenses in 2017, as 2016 included downward revisions of estimated expenses for the performance units outstanding under the incentive plan.
Other. The table that follows sets forth our financial statement items below the operating income line.

	Year Ended December 31,
(dollars in thousands)	2016	2015	2014
Interest income	$3,900	$607	$293
Interest expense, net of amounts capitalized	(25,318)	(25,050)	(4,708)
Equity earnings (loss) of unconsolidated affiliates	244	2,230	(51)
Other income (expense), net	(6,244)	(15,336)	(387)
Provision for income taxes	18,760	105,250	195,148

Interest income increased in 2016 from our investment in Angola bonds, as mentioned in"Liquidity and Capital Resources" above.

In addition to interest on borrowings, interest expense includes amortization of loan costs, fees for lender commitments under our revolving credit agreement and fees for standby letters of credit and bank guarantees that banks issue on our behalf for performance bonds, bid bonds and self-insurance requirements.

Interest expense increased in 2015 over 2014 from higher average debt levels. We capitalized $3.7 million, $2.4 million and $0.7 million of interest in 2016, 2015 and 2014, respectively, associated with the new-build vessel described under "Liquidity and Capital Resources" above.
Included in other income (expense), net are foreign currency transaction losses of $4.8 million, $15.4 million and $0.5 million for 2016, 2015 and 2014, respectively. The losses in 2016 and 2015 primarily related to Angola, which devalued its currency by 18% in 2016 and 24% in 2015. We likely would incur further foreign currency exchange losses in Angola if additional currency devaluations occur. In 2016, other income (expense), net also includes curtailment costs of $1.1 million related to the Norway defined benefit plan.
Our effective tax rate, including foreign, state and local taxes, was 43.3%, 31.3%, and 31.3% for 2016, 2015 and 2014, respectively, which included a combination of expiring statutes of limitations and the resolution of uncertain tax positions of $0.9 million, $1.3 million and $0.9 million, respectively, related to certain liabilities for uncertain tax positions we recorded in prior years. In 2016, the increase in the effective tax rate was primarily due to a change in the mix of income or losses between the U.S. and certain foreign jurisdictions. This resulted in a recapture of prior year U.S. manufacturing deductions and a limitation of the current benefit from certain foreign tax payments. In 2015 and 2014, the primary difference between our effective tax rates and the U.S. federal statutory rate of 35% was from our intent to indefinitely reinvest in certain of our international operations. Therefore, we were not providing for U.S. taxes on a portion of our foreign earnings. In 2017, we cannot project a meaningful effective rate, as the rate is less significant at a low pretax income or a pretax loss position. We do project a discrete additional income tax provision in the first quarter of 2017 in accordance with a new accounting standard associated with our share-based incentive plan.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements, as defined by SEC rules.
Contractual Obligations
At December 31, 2016, we had payments due under contractual obligations as follows:

(dollars in thousands)	Payments due by period
	Total	2017	2017-2018	2019-2020	After 2020
Long-term Debt	$800,000	$—	$30,000	$270,000	$500,000
Vessel Charters	26,260	24,970	1,290	—
Other Operating Leases	255,699	31,478	49,193	36,221	138,807
Purchase Obligations	160,471	149,954	10,413	45	59
Other Long-term Obligations reflected on our Balance Sheet under GAAP	64,592	1,452	3,011	2,344	57,785
TOTAL	$1,307,022	$207,854	$93,907	$308,610	$696,651
The vessel charter obligations in the table above do not include any optional extension periods.
At December 31, 2016, we had outstanding purchase order commitments totaling $160 million, including approximately $25 million for the construction of a new subsea support vessel scheduled for delivery in 2017.

In 2001, we entered into an agreement with our Chairman of the Board of Directors (the "Chairman") who was also then our Chief Executive Officer. That agreement was amended in 2006 and in 2008. Pursuant to the amended agreement, the Chairman relinquished his position as Chief Executive Officer in May 2006 and began his post-employment service period on December 31, 2006, which continued through August 15, 2011, during which service period the Chairman, acting as an independent contractor, agreed to serve as nonexecutive Chairman of our Board of Directors. The agreement provides the Chairman with post-employment benefits for ten years following August 15, 2011. The agreement also provides for medical coverage on an after-tax basis to the

Chairman, his spouse and children for their lives. We recognized the net present value of the post-employment benefits over the expected service period. Our total accrued liabilities, current and long-term, under this post-employment benefit were $4.5 million and $5.1 million at December 31, 2016 and 2015, respectively.
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
We are currently exposed to certain market risks arising from transactions we have entered into in the normal course of business. These risks relate to interest rate changes and fluctuations in foreign exchange rates. We do not believe these risks are material. We have not entered into any market risk sensitive instruments for speculative or trading purposes. We currently have two interest rate swaps in place on a total of $200 million of the Senior Notes. See Note 6 of Notes to Consolidated Financial Statements included in this report for a description of these interest rate swaps. We typically manage our exposure to interest rate changes through the use of a combination of fixed- and floating-rate debt. See Note 5 of Notes to Consolidated Financial Statements included in this report for a description of our revolving credit facility and interest rates on our borrowings. We believe significant interest rate changes would not have a material near-term impact on our future earnings or cash flows.
Because we operate in various oil and gas exploration and production regions in the world, we conduct a portion of our business in currencies other than the U.S. dollar. The functional currency for several of our international operations is the applicable local currency. A stronger U.S. dollar against the U.K. pound sterling, the Norwegian kroner and the Brazilian real would result in lower operating income. We manage our exposure to changes in foreign exchange rates principally through arranging compensation in U.S. dollars or freely convertible currency and, to the extent possible, by limiting compensation received in other currencies to amounts necessary to meet obligations denominated in those currencies. We use the exchange rates in effect as of the balance sheet date to translate assets and liabilities as to which the functional currency is the local currency, resulting in translation adjustments that we reflect as accumulated other comprehensive income or loss in the shareholders' equity section of our Consolidated Balance Sheets. We recorded negative adjustments of $6 million, $119 million and $129 million to our equity accounts in 2016, 2015 and 2014, respectively. Negative adjustments reflect the net impact of the strengthening of the U.S. dollar against various foreign currencies for locations where the functional currency is not the U.S. dollar. Conversely, positive adjustments reflect the effect of a weakening U.S. dollar.
Included in other income (expenses), net are foreign currency transaction losses of $4.8 million, $15.4 million and $0.5 million for 2016, 2015 and 2014, respectively. The losses in 2016 and 2015 primarily related to Angola, which devalued its currency by 18% in 2016 and 24% in 2015. We likely would incur further foreign currency exchange losses in Angola if additional currency devaluations occur.
As of December 31, 2016, we had the equivalent of approximately $32.0 million of cash in kwanza in Angola reflected on our balance sheet. To mitigate our currency exposure risk in Angola, we have used kwanza to purchase $59.1 million equivalent Angolan central bank (Banco Nacional de Angola) bonds with various maturities throughout 2018. The bonds are denominated as U.S. dollar equivalents, so that, upon payment of semi-annual interest and principal upon maturity, payment is made in kwanza, equivalent to the respective U.S. dollars at the then-current exchange rate.

Item 8.	Financial Statements and Supplementary Data.
In this report, our consolidated financial statements and supplementary data appear following the signature page to this report and are incorporated into this item by reference.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

Item 9A.	Controls and Procedures.
Disclosure Controls and Procedures
In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2016 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.
Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Under the supervision and with the participation of our management, including our principal executive, financial and accounting officers, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). This evaluation included a review of the documentation surrounding our financial reporting controls, an evaluation of the design effectiveness of these controls, testing of the operating effectiveness of these controls and an evaluation of our overall control environment. Based on that evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2016.
Ernst & Young LLP, the independent registered public accounting firm that audited our financial statements, has audited our internal control over financial reporting, as stated in their report that follows.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Oceaneering International, Inc.

We have audited the internal control over financial reporting of Oceaneering International, Inc. and subsidiaries as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the "COSO criteria"). Oceaneering International, Inc. and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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
In our opinion, Oceaneering International, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Oceaneering International, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2016, and our report dated February 24, 2017 expressed an unqualified opinion thereon.

Houston, Texas	/s/ ERNST & YOUNG LLP
February 24, 2017

Item 9B.    Other Information.
None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance.
The information with respect to the directors and nominees for election to our Board of Directors is incorporated by reference from the section "Election of Directors" in our definitive proxy statement to be filed on or before May 1, 2017, relating to our 2017 Annual Meeting of Shareholders.
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
The information required by Item 11 is incorporated by reference from the sections entitled "Compensation Committee Interlocks and Insider Participation," "Compensation Discussion and Analysis," "Report of the Compensation Committee," "Compensation of Executive Officers," and "Compensation of Nonemployee Directors" in the proxy statement referred to in Item 10 above.

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
3.    Exhibits:

			Registration or File Number	Form of Report	Report Date	Exhibit Number
*	3.01	Restated Certificate of Incorporation	1-10945	10-K	Dec. 2000	3.01
*	3.02	Certificate of Amendment to Restated Certificate of Incorporation	1-10945	8-K	May 2008	3.1
*	3.03	Certificate of Amendment to Restated Certificate of Incorporation	1-10945	8-K	May 2014	3.1
*	3.04	Amended and Restated Bylaws	1-10945	8-K	Aug. 2015	3.1
*	4.01	Specimen of Common Stock Certificate	1-10945	10-K	Mar. 1993	4(a)
*	4.02	Credit Agreement, dated as of October 27, 2014, by and among Oceaneering International, Inc., Wells Fargo Bank, National Association, as administrative agent and swing line lender, and certain lenders party thereto	1-10945	8-K	Oct. 2014	4.1
*	4.03	Agreement and Amendment No. 1 to Credit Agreement	1-10945	8-K	Nov. 2015	4.1
*	4.04	Agreement and Amendment No. 2 to Credit Agreement	1-10945	8-K	Nov. 2016	4.1
*	4.05	Indenture dated, November 21, 2014, between Oceaneering International, Inc. and Wells Fargo Bank, National Association, as Trustee, relating to senior debt securities of Oceaneering International, Inc.	1-10945	8-K	Nov. 2014	4.1
*	4.06	First Supplemental Indenture, dated November 21, 2014, between Oceaneering International, Inc. and Wells Fargo Bank, National Association, as Trustee, providing for the issuance of Oceaneering International, Inc.’s 4.650% Senior Notes due 2024 (including Form of Notes).	1-10945	8-K	Nov. 2014	4.2

We and certain of our consolidated subsidiaries are parties to debt instruments under which the total amount of securities authorized does not exceed 10% of our total consolidated assets. Pursuant to paragraph 4(iii)(A) of Item 601(b) of Regulation S-K, we agree to furnish a copy of those instruments to the Securities and Exchange Commission on request.

	10.01	+	Oceaneering International, Inc. Retirement Investment Plan, with amendments through December 28, 2016
*	10.02	+	Oceaneering Retirement Investment Plan Trust Agreement effective December 31, 2013	1-10945	10-K	Dec. 2014	10.13
*	10.03	+	Amended and Restated Service Agreement dated as of December 21, 2006 between Oceaneering and John R. Huff	1-10945	8-K	Dec. 2006	10.1
*	10.04	+	Modification to Service Agreement dated as of December 21, 2006 between Oceaneering and John R. Huff	1-10945	8-K	Dec. 2008	10.9
*	10.05	+	Trust Agreement dated as of May 12, 2006 between Oceaneering and United Trust Company, National Association	1-10945	8-K	May 2006	10.2
*	10.06	+	First Amendment to Trust Agreement dated as of May 12, 2006 between Oceaneering International, Inc. and Bank of America National Association, as successor trustee	1-10945	8-K	Dec. 2008	10.10
*	10.07	+	Oceaneering International, Inc. Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2009	1-10945	8-K	Dec. 2008	10.5
*	10.08	+	Amended and Restated Oceaneering International, Inc. Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2000 (for Internal Revenue Code Section 409A-grandfathered benefits)	1-10945	8-K	Dec. 2008	10.6
*	10.09	+	Change-of-Control Agreement dated as of November 16, 2001 between Oceaneering and M. Kevin McEvoy	1-10945	10-K	Dec. 2001	10.06
*	10.10	+	Form of First Amendment to Change-of-Control Agreement with M. Kevin McEvoy	1-10945	8-K	Dec. 2008	10.7
*	10.11	+	Form of Change-of-Control Agreement and Annex for Roderick A. Larson	1-10945	8-K	Aug. 2015	10.3
*	10.12	+	Form of Change-of-Control Agreement	1-10945	8-K	May 2011	10.5
*	10.13	+	Form of Indemnification Agreement	1-10945	8-K	May 2011	10.4
*	10.14	+	2010 Incentive Plan	333-166612	S-8	May 2010	4.6
*	10.15	+	Amended and Restated 2010 Incentive Plan	1-10945	DEF 14A	Apr. 2015	Appendix A
*	10.16	+	Form of 2016 Restricted Stock Unit Agreement	1-10945	8-K	Feb. 2016	10.1
*	10.17	+	Form of 2016 Performance Unit Agreement	1-10945	8-K	Feb. 2016	10.2
*	10.18	+	Form of 2016 Performance Award: Goals and Measures, relating to the form of 2016 Performance Unit Agreement	1-10945	8-K	Feb. 2016	10.3
*	10.19	+	Form of 2016 Nonemployee Director Restricted Stock Agreement	1-10945	8-K	Feb. 2016	10.4
*	10.20	+	2016 Annual Cash Bonus Award Program Summary	1-10945	8-K	Feb. 2016	10.5
*	10.21	+	Form of 2015 Restricted Stock Unit Agreement	1-10945	8-K	Feb. 2015	10.1
*	10.22	+	Form of 2015 Performance Unit Agreement	1-10945	8-K	Feb. 2015	10.2

*	10.23	+	2015 Performance Award: Goals and Measures, relating to the form of 2015 Performance Unit Agreement	1-10945	8-K	Feb. 2015	10.3
*	10.24	+	Form of 2015 Nonemployee Director Restricted Stock Agreement for Messrs. Collins, Huff, Hughes, Murphy and Pappas	1-10945	8-K	Feb. 2015	10.4
*	10.25	+	Form of 2015 Nonemployee Director Restricted Stock Agreement for Mr. DesRoche	1-10945	8-K	Feb. 2015	10.5
*	10.26	+	Oceaneering International, Inc. 2015 Annual Bonus Program Award Summary	1-10945	8-K	Feb. 2015	10.7
*	10.27	+	Form of 2014 Employee Restricted Stock Unit Agreement for Executive Officers	1-10945	8-K	Feb. 2014	10.1
*	10.28	+	Form of 2014 Chairman Restricted Stock Unit Agreement for Mr. Huff	1-10945	8-K	Feb. 2014	10.3
*	10.29	+	Form of 2014 Performance Unit Agreement for Executive Officers	1-10945	8-K	Feb. 2014	10.2
*	10.30	+	Form of 2014 Chairman Performance Unit Agreement for Mr. Huff	1-10945	8-K	Feb. 2014	10.4
*	10.31	+	2014 Performance Award: Goals and Measures, relating to the form of 2014 Performance Unit Agreement for its executive officers and 2014 Chairman Performance Unit Agreement	1-10945	8-K	Feb. 2014	10.5
*	10.32	+	Form of 2014 Nonemployee Director Restricted Stock Agreement for Messrs. Collins, DesRoche, Hughes, Murphy and Pappas	1-10945	8-K	Feb. 2014	10.6
*	10.33	+	Oceaneering International, Inc. 2014 Annual Bonus Award Program Summary	1-10945	8-K	Feb. 2015	10.6
	12.01		Computation of Ratio of Earnings to Fixed Charges
	21.01		Subsidiaries of Oceaneering
	23.01		Consent of Independent Registered Public Accounting Firm
	31.01		Rule 13a – 14(a)/15d – 14(a) certification of principal executive officer
	31.02		Rule 13a – 14(a)/15d – 14(a) certification of principal financial officer
	32.01		Section 1350 certification of principal executive officer
	32.02		Section 1350 certification of principal financial officer
	101.INS		XBRL Instance Document
	101.SCH		XBRL Taxonomy Extension Schema Document
	101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
	101.DEF		XBRL Taxonomy Extension Definition Linkbase Document
	101.LAB		XBRL Taxonomy Extension Label Linkbase Document
	101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

	*		Exhibit previously filed with the Securities and Exchange Commission, as indicated, and incorporated herein by reference.
	+		Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OCEANEERING INTERNATIONAL, INC.

Date:	February 24, 2017	By:	/S/ M. KEVIN MCEVOY
M. Kevin McEvoy
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/S/ M. KEVIN MCEVOY	Chief Executive Officer and Director	February 24, 2017
M. Kevin McEvoy	(Principal Executive Officer)

/S/ ALAN R. CURTIS	Senior Vice President and Chief Financial Officer	February 24, 2017
Alan R. Curtis	(Principal Financial Officer)

/S/ W. CARDON GERNER	Senior Vice President and Chief Accounting Officer	February 24, 2017
W. Cardon Gerner	(Principal Accounting Officer)

/S/ JOHN R. HUFF	Chairman of the Board	February 24, 2017
John R. Huff

/S/ WILLIAM B. BERRY	Director	February 24, 2017
William B. Berry

/S/ T. JAY COLLINS	Director	February 24, 2017
T. Jay Collins

/S/ D. MICHAEL HUGHES	Director	February 24, 2017
D. Michael Hughes

/S/ PAUL B. MURPHY, JR.	Director	February 24, 2017
Paul B. Murphy, Jr.

/S/ JON ERIK REINHARDSEN	Director	February 24, 2017
Jon Erik Reinhardsen

/S/ STEVEN A. WEBSTER	Director	February 24, 2017
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Oceaneering International, Inc.
We have audited the accompanying consolidated balance sheets of Oceaneering International, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Oceaneering International, Inc. and subsidiaries as of December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Oceaneering International, Inc.'s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 24, 2017 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Houston, Texas
February 24, 2017

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except share data)	2016	2015
ASSETS
Current Assets:
Cash and cash equivalents	$450,193	$385,235
Accounts receivable, net of allowances for doubtful accounts of $8,288 and $5,893	489,749	612,785
Inventory	280,130	328,453
Other current assets	42,523	191,020
Total Current Assets	1,262,595	1,517,493
Property and Equipment, at cost	2,728,125	2,772,580
Less accumulated depreciation	1,574,867	1,505,849
Net Property and Equipment	1,153,258	1,266,731
Other Assets:
Goodwill	443,551	426,872
Other non-current assets	270,911	218,440
Total Other Assets	714,462	645,312
Total Assets	$3,130,315	$3,429,536
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$77,593	$118,277
Accrued liabilities	430,771	497,679
Total Current Liabilities	508,364	615,956
Long-term Debt	793,058	795,836
Other Long-term Liabilities	312,250	439,010
Commitments and Contingencies
Shareholders' Equity:
Common Stock, par value $0.25 per share; 360,000,000 shares authorized; 110,834,088 shares issued	27,709	27,709
Additional paid-in capital	227,566	230,179
Treasury stock; 12,768,726 and 12,984,829 shares, at cost	(731,202)	(743,577)
Retained earnings	2,295,234	2,364,786
Accumulated other comprehensive income (loss)	(302,664)	(300,363)
Total Shareholders' Equity	1,516,643	1,578,734
Total Liabilities and Shareholders' Equity	$3,130,315	$3,429,536
The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(in thousands, except per share data)	2016	2015	2014
Revenue	$2,271,603	$3,062,754	$3,659,624
Cost of services and products	1,992,376	2,457,325	2,800,423
Gross Margin	279,227	605,429	859,201
Selling, general and administrative expense	208,463	231,619	230,871
Income from Operations	70,764	373,810	628,330
Interest income	3,900	607	293
Interest expense, net of amounts capitalized	(25,318)	(25,050)	(4,708)
Equity earnings (losses) of unconsolidated affiliates	244	2,230	(51)
Other income (expense), net	(6,244)	(15,336)	(387)
Income before Income Taxes	43,346	336,261	623,477
Provision for income taxes	18,760	105,250	195,148
Net Income	$24,586	$231,011	$428,329
Cash dividends declared per Share	$0.96	$1.08	$1.03
Basic Earnings per Share	$0.25	$2.35	$4.02
Weighted average basic shares outstanding	98,035	98,417	106,593
Diluted Earnings per Share	$0.25	$2.34	$4.00
Weighted average diluted shares outstanding	98,424	98,808	107,091
The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2016	2015	2014

Net Income	$24,586	$231,011	$428,329
Other comprehensive income (loss), net of tax:
Foreign currency translation	(5,559)	(118,705)	(128,666)
Pension-related adjustments	3,258	1,532	(1,947)
Other comprehensive income (loss)	(2,301)	(117,173)	(130,613)
Comprehensive Income	$22,285	$113,838	$297,716

The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2016	2015	2014
Cash Flows from Operating Activities:
Net income	$24,586	$231,011	$428,329
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	250,247	241,235	229,779
Deferred income tax provision	98	29,090	70,717
Inventory write-downs	30,490	25,990	—
Net loss (gain) on dispositions of property and equipment	387	4,917	(1,165)
Noncash compensation	14,687	17,289	20,034
Excluding the effects of acquisitions, increase (decrease) in cash from:
Accounts receivable	123,036	178,796	(8,482)
Inventory	17,833	33,192	66,327
Other operating assets	53,946	(65,786)	(11,197)
Currency translation effect on working capital, excluding cash	(9,183)	(30,228)	(21,603)
Accounts payable and accrued liabilities	(117,133)	(44,783)	(43,507)
Income taxes payable	(38,985)	(45,943)	(15,639)
Other operating liabilities	(9,487)	(14,372)	8,169
Total adjustments to net income	315,936	329,397	293,433
Net Cash Provided by Operating Activities	340,522	560,408	721,762
Cash Flows from Investing Activities:
Purchases of property and equipment	(112,392)	(199,970)	(386,883)
Business acquisitions, net of cash acquired	(30,121)	(224,018)	(39,788)
Other investments	(39,130)	(19,531)	—
Distributions of capital from unconsolidated affiliates	6,470	5,963	4,772
Dispositions of property and equipment and life insurance proceeds	5,702	376	2,427
Net Cash Used in Investing Activities	(169,471)	(437,180)	(419,472)
Cash Flows from Financing Activities:
Net proceeds of 4.65% Senior Notes, net of issuance costs	—	—	493,125
Net proceeds (payments) of bank credit facilities, net of new loan costs	—	49,665	248,429
Excess tax benefits (deficiencies) from employee benefit plans	(3,004)	247	3,932
Cash dividends	(94,138)	(106,454)	(109,742)
Purchases of treasury stock	—	(100,459)	(590,384)
Net Cash Provided by (Used in) Financing Activities	(97,142)	(157,001)	45,360
Effect of exchange rates on cash	(8,951)	(11,706)	(8,366)
Net Increase (Decrease) in Cash and Cash Equivalents	64,958	(45,479)	339,284
Cash and Cash Equivalents—Beginning of Period	385,235	430,714	91,430
Cash and Cash Equivalents—End of Period	$450,193	$385,235	$430,714

The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

						Accumulated Other Comprehensive Income (Loss)
	Common Stock Issued		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Currency Translation Adjustments	Pension
(in thousands)	Shares	Amount						Total
Balance, December 31, 2013	110,834	$27,709	$222,402	$(75,736)	$1,921,642	$(50,144)	$(2,433)	$2,043,440
Net Income	—	—	—	—	428,329	—	—	428,329
Other Comprehensive Income	—	—	—	—	—	(128,666)	(1,947)	(130,613)
Restricted stock unit activity	—	—	4,311	8,198	—	—	—	12,509
Restricted stock activity	—	—	(1,005)	1,005	—	—	—	—
Tax benefits from employee benefit plans	—	—	3,932	—	—	—	—	3,932
Cash dividends	—	—	—	—	(109,742)	—	—	(109,742)
Treasury stock purchases, 8,900,000 shares				(590,384)				(590,384)
Balance, December 31, 2014	110,834	27,709	229,640	(656,917)	2,240,229	(178,810)	(4,380)	1,657,471
Net Income	—	—	—	—	231,011	—	—	231,011
Other Comprehensive Income	—	—	—	—	—	(118,705)	1,532	(117,173)
Restricted stock unit activity	—	—	2,163	11,928	—	—	—	14,091
Restricted stock activity	—	—	(1,871)	1,871	—	—	—	—
Tax benefits from employee benefit plans	—	—	247	—	—	—	—	247
Cash dividends	—	—	—	—	(106,454)	—	—	(106,454)
Treasury stock purchases, 2,000,000 shares	—	—	—	(100,459)	—	—	—	(100,459)
Balance, December 31, 2015	110,834	27,709	230,179	(743,577)	2,364,786	(297,515)	(2,848)	1,578,734
Net Income	—	—	—	—	24,586	—	—	24,586
Other Comprehensive Income	—	—	—	—	—	(5,559)	3,258	(2,301)
Restricted stock unit activity	—	—	2,338	10,428	—	—	—	12,766
Restricted stock activity	—	—	(1,947)	1,947	—	—	—	—
Tax benefits (deficiencies) from employee benefit plans	—	—	(3,004)	—	—	—	—	(3,004)
Cash dividends	—	—	—	—	(94,138)	—	—	(94,138)
Balance, December 31, 2016	110,834	$27,709	$227,566	$(731,202)	$2,295,234	$(303,074)	$410	$1,516,643

The accompanying Notes are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF MAJOR ACCOUNTING POLICIES

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
Inventory. Inventory is valued at lower of cost or market. We determine cost using the weighted-average method. During 2016, we recorded inventory write-downs totaling $30.5 million for excess inventory of $25.2 million in our ROV segment and $5.3 million in our Subsea Products segment. In 2015, we recorded inventory write-downs totaling $26.0 million: $15.7 million attributable to remotely operated vehicle components, as we determined the components would not be used as a result of the deterioration in market conditions, and $10.3 million in our Subsea Products segment, primarily the result of our decision to cease manufacturing subsea blow out preventer ("BOP") control systems.
Property and Equipment and Long-Lived Intangible Assets. We provide for depreciation of property and equipment on the straight-line method over estimated useful lives of eight years for ROVs, three to 20 years for marine services equipment (such as vessels and diving equipment), and three to 25 years for buildings, improvements and other equipment.
Long-lived intangible assets, primarily acquired in connection with business combinations, include trade names, intellectual property and customer relationships and are being amortized with a weighted average remaining life of approximately nine years. Amortization expense on intangible assets was $10.2 million, $7.8 million and $6.6 million in 2016, 2015 and 2014, respectively.
We charge the costs of repair and maintenance of property and equipment to operations as incurred, while we capitalize the costs of improvements that extend asset lives or functionality.
We capitalize interest on assets where the construction period is anticipated to be more than three months. We capitalized $3.7 million, $2.4 million and $0.7 million of interest in 2016, 2015 and 2014, respectively. We do not allocate general administrative costs to capital projects. Upon the disposition of property and equipment, the related cost and accumulated depreciation accounts are relieved and any resulting gain or loss is included as an adjustment to cost of services and products.

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
Business Acquisitions. We account for business combinations using the acquisition method of accounting, with acquisition prices being allocated to the assets acquired and liabilities assumed based on their fair values at the respective dates of acquisition.

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
Goodwill. In our annual evaluation of goodwill impairment, we first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, we determine it is more likely than not that the fair value of a reporting unit exceeds its carrying amount, performing the two-step impairment test is unnecessary. However, if we conclude otherwise, then we are required to perform the first step of the two-step impairment test. We tested the goodwill attributable to each of our reporting units for impairment as of December 31, 2016 and 2015 and concluded that there was no impairment. The only changes in our reporting units' goodwill balances during the periods presented are from business acquisitions, as discussed above, and currency exchange rate changes. For information regarding goodwill by business segment, see Note 7.
Revenue Recognition. We recognize our revenue according to the type of contract involved. On a daily basis, we recognize revenue under contracts that provide for specific time, material and equipment charges, which we bill periodically, ranging from weekly to monthly.

We account for significant fixed-price contracts, which we enter into mainly in our Subsea Products segment, and to a lesser extent in our Subsea Projects and Advanced Technologies segments, using the percentage-of-completion method. In 2016, we accounted for 16% of our revenue using the percentage-of-completion method. In determining whether a contract should be accounted for using the percentage-of-completion method, we consider whether:

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
Revenue in Excess of Amounts Billed on uncompleted fixed-price contracts accounted for using the percentage-of-completion method is summarized as follows:

	December 31,
(in thousands)	2016	2015
Revenue recognized	$538,986	$694,690
Less: Billings to customers	(488,814)	(649,550)
Revenue in excess of amounts billed	$50,172	$45,140

Billings in Excess of Revenue Recognized on uncompleted fixed-price contracts accounted for using the percentage-of-completion method are summarized as follows:

	December 31,
(in thousands)	2016	2015
Amounts billed to customers	$178,914	$302,904
Less: Revenue recognized	(81,800)	(190,812)
Billings in excess of revenue recognized	$97,114	$112,092
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

Foreign Currency Translation. The functional currency for most of our foreign subsidiaries is the applicable local currency. Results of operations for foreign subsidiaries with functional currencies other than the U.S. dollar are translated into U.S. dollars using average exchange rates during the period. Assets and liabilities of these foreign subsidiaries are translated into U.S. dollars using the exchange rates in effect at the balance sheet date, and the resulting translation adjustments are recognized, net of tax, in accumulated other comprehensive income as a component of shareholders' equity. All foreign currency transaction gains and losses are recognized currently in the Consolidated Statements of Income. We recorded $(4.8) million, $(15.4) million and $(0.5) million of foreign currency transaction gains (losses) in 2016, 2015 and 2014, respectively, and those amounts are included as a component of Other income (expense), net.
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
In December 2014, following completion of the February 2010 program, our Board of Directors approved a new share repurchase program under which we may repurchase up to 10 million shares of our common stock on a discretionary basis. The December 2014 program calls for the repurchases to be made in the open market, or in privately negotiated transactions from time to time, in compliance with applicable laws, rules and regulations, including Rule 10b-18 under the Securities Exchange Act of 1934, as amended, subject to market and business conditions, levels of available liquidity, cash requirements for other purposes, applicable legal requirements and other relevant factors. The timing and amount of any repurchases will be determined by management based on its evaluation of these factors. We expect that any shares repurchased under the new program will be held as treasury stock for future use. The new program does not obligate us to repurchase any particular number of shares. Under the new program, we had repurchased 2 million shares of our common stock for $100 million through December 31, 2016. We account for the shares we hold in treasury under the cost method, at average cost.
Financial Instruments. We recognize all derivative instruments as either assets or liabilities in the balance sheet and measure those instruments at fair value. Subsequent changes in fair value are reflected in current earnings, other comprehensive income or changes in assets or liabilities, depending on whether a derivative instrument is designated as part of a hedge relationship and, if it is, the type of hedge relationship. See Note 6 for information relative to the interest rate swaps we have in effect.

New Accounting Standards. In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers." ASU 2014-09, as amended, completes the joint effort by the FASB and International Accounting Standards Board to improve financial reporting by creating common revenue recognition guidance for U.S. GAAP and International Financial Reporting Standards. ASU 2014-09 applies to all companies that enter into contracts with customers to transfer goods or services. ASU 2014-09 is effective for us for interim and annual reporting periods beginning after December 15, 2017. Early application is not permitted before periods beginning after December 15, 2016. We are currently determining the impacts of ASU 2014-09 on our existing contracts. We have formed a project team for this implementation. Our approach includes performing a detailed review of contracts representative of our different businesses and comparing historical accounting policies and practices to the requirements of this update. Because the update will impact our business processes, systems and controls, we are also developing a project plan for the implementation. We have chosen to apply ASU 2014-09 by recognizing the cumulative effect of applying ASU 2014-09 at the date of initial application and not adjusting comparative information. Our evaluation of the requirements of ASU 2014-09 is ongoing and we have not yet determined its impact on our consolidated financial statements.

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
In November 2015, the FASB issued ASU 2015-17, "Balance Sheet Classification of Deferred Taxes." Previous GAAP required an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. The update requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. ASU 2015-17 is effective for our financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Earlier application is permitted, and we have adopted this update for our December 31, 2016 balance sheet. This update did not have a material impact on our consolidated financial statements. Prior periods were not retrospectively adjusted.

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
In February 2016, the FASB issued ASU No. 2016-02, "Leases." This update requires reporting entities to separate the lease components from the non-lease components in a contract and recognize lease assets and lease liabilities on the balance sheet for substantially all lease arrangements. ASU No. 2016-02 is effective for us beginning January 1, 2019. We are currently evaluating the requirements of ASU 2016-02 and have not yet determined its impact on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, "Compensation – Stock Compensation Improvements to Employee Share-Based Payment Accounting." This update requires that all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) should be recognized as income tax expense or benefit in the income statement. The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. An entity also should recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. Currently, an entity must determine, for each award, whether the difference between the deduction for tax purposes and the compensation cost recognized for financial reporting purposes results in either an excess tax benefit or a tax deficiency. The amendments in this update are effective for us beginning January 1, 2017. Through December 31, 2016, we recognized excess tax benefits in additional paid-in capital, and tax deficiencies have been recognized as an offset to accumulated excess tax benefits. In 2017, we expect a tax deficiency in the first quarter and, under this new standard, we will recognize it as a discrete item in the income statement rather than in additional paid-in capital. We do not anticipate that this update will have a material effect on our consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, "Classification of Certain Cash Receipts and Cash Payments." This update was issued to clarify a diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows and addresses eight specific cash flow issues, with the objective of reducing the existing diversity in practice. One of the items addressed affects how we previously treated cash proceeds received from the settlement of corporate-owned life insurance policies. These proceeds are now classified in our statement of cash flows as cash inflows from investing activities.

In October 2016, the FASB issued ASU 2016-16, "Income Taxes (Topic 740) – Intra-Entity Transfers of Assets Other than Inventory." Current U.S. GAAP generally prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. The amendments in this update will eliminate the exception for an intra-entity transfer of an asset other than inventory. Two common examples of assets included within the scope of this update are intellectual property and property, plant and equipment. The exception for an intra-entity transfer of inventory will remain in place. The amendments in this update are effective for us beginning January 1, 2018. We do not anticipate that this update will have a material effect on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, "Intangibles—Goodwill and Other (Topic 350) Simplifying the Test for Goodwill Impairment." This update simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Under the amendments in this update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The amendments in this update are effective for us beginning January 1, 2020. Early adoption is permitted after January 1, 2017, and the update is to be applied on a prospective basis. We do not anticipate that this update will have a material effect on our consolidated financial statements.

2.	SELECTED BALANCE SHEET INFORMATION
The following is information regarding selected balance sheet accounts:

	December 31,
(in thousands)	2016	2015
Inventory:
Remotely operated vehicle parts and components	$118,236	$163,539
Other inventory, primarily raw materials	161,894	164,914
Total	$280,130	$328,453

Other Current Assets:
Deferred income taxes	$—	$57,337
Prepaid expenses	42,523	133,683
Total	$42,523	$191,020

Other Non-Current Assets:
Intangible assets, net	$87,801	$93,701
Angola bonds	59,130	—
Cash surrender value of life insurance policies	60,160	55,924
Investment in unconsolidated affiliates	39,826	49,144
Deferred income taxes	12,187	—
Other	11,807	19,671
Total	$270,911	$218,440

Accrued Liabilities:
Payroll and related costs	$141,485	$161,228
Accrued job costs	59,331	79,857
Deferred revenue	122,223	157,042
Income taxes payable	35,126	20,395
Other	72,606	79,157
Total	$430,771	$497,679

Other Long-Term Liabilities:
Deferred income taxes	$236,113	$353,181
Supplemental Executive Retirement Plan	49,163	46,931
Long-Term Incentive Plan	—	15,650
Accrued post-employment benefit obligations	4,648	7,511
Other	22,326	15,737
Total	$312,250	$439,010

3.	INCOME TAXES

Our provisions for income taxes and our cash taxes paid are as follows:

	Year Ended December 31,
(in thousands)	2016	2015	2014
Current:
Domestic	$(6,899)	$11,028	$17,856
Foreign	25,561	65,132	106,575
Total current	18,662	76,160	124,431
Deferred:
Domestic	(8,617)	40,284	73,520
Foreign	8,715	(11,194)	(2,803)
Total deferred	98	29,090	70,717
Total provision for income taxes	$18,760	$105,250	$195,148
Cash taxes paid	$75,819	$119,591	$139,724
The components of income before income taxes are as follows:

	Year Ended December 31,
(in thousands)	2016	2015	2014
Domestic	$(180,132)	$51,018	$110,800
Foreign	223,478	285,243	512,677
Income before income taxes	$43,346	$336,261	$623,477
As of December 31, 2016 and 2015, our worldwide deferred tax assets, liabilities and net deferred tax liabilities were as follows:

	December 31,
(in thousands)	2016	2015
Deferred tax assets:
Deferred compensation	$38,602	$46,973
Deferred income	9,830	18,787
Accrued expenses	24,663	12,624
Other	60,885	55,547
Gross deferred tax assets	133,980	133,931
Valuation allowance	(4,200)	—
Total deferred tax assets	$129,780	$133,931
Deferred tax liabilities:
Property and equipment	$86,237	$126,079
Unremitted foreign earnings not considered indefinitely reinvested	257,414	296,018
Basis difference in equity investments	10,055	7,678
Other	—	—
Total deferred tax liabilities	$353,706	$429,775
Net deferred income tax liability	$223,926	$295,844

Our net deferred tax liability is reflected within our balance sheet as follows:

	December 31,
(in thousands)	2016	2015
Deferred tax liabilities	$236,113	$353,181
Current deferred tax assets	—	(57,337)
Long-term deferred tax assets	(12,187)	—
Net deferred income tax liability	$223,926	$295,844

At December 31, 2016, we had approximately $51 million of foreign tax credits and no U.S. net operating losses available to reduce future payments of U.S. federal income taxes. The tax credits expire commencing in 2024. We assessed the recoverability of our deferred tax assets and believe it is more likely than not that a portion of our loss carryforwards in foreign jurisdictions will not be realized. As a result, we have established a deferred tax asset valuation allowance of $4.2 million.

Reconciliations between the actual provision for income taxes on continuing operations and that computed by applying the United States statutory rate to income before income taxes were as follows:

	Year Ended December 31,
	2016	2015	2014
United States statutory rate	35.0%	35.0%	35.0%
Valuation allowance	9.7	—	—
Foreign tax rate differential	(4.1)	(2.5)	(2.6)
Other items, net	2.7	(1.2)	(1.1)
Total effective tax rate	43.3%	31.3%	31.3%

In 2016, we incurred a recapture of a portion of previously-taken U.S. manufacturing deductions. This increased our effective tax rate by 1.9% and this increase is part of the 2.7% of other items, net in the table above.

We consider $623 million of unremitted earnings of our foreign subsidiaries to be indefinitely reinvested. It is not practical for us to compute the amount of additional U.S. tax that would be due on this amount. We have provided deferred income taxes on the foreign earnings not considered indefinitely reinvested.

We recognize the benefit for a tax position if the benefit is more likely than not to be sustainable upon audit by the applicable taxing authority. If this threshold is met, the tax benefit is then measured and recognized at the largest amount that we believe is greater than 50% likely of being realized upon ultimate settlement.

We account for any applicable interest and penalties on uncertain tax positions as a component of our provision for income taxes on our financial statements. We increased/(decreased) income tax expense by $1.2 million, $(0.9) million and $(0.4) million in 2016, 2015 and 2014, respectively, for penalties and interest on uncertain tax positions, which brought our total liabilities for penalties and interest on uncertain tax positions to $3.2 million and $2.0 million on our balance sheets at December 31, 2016 and 2015, respectively. All additions or reductions to those liabilities would affect our effective income tax rate in the periods of change.
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits, not including associated foreign tax credits and penalties and interest, is as follows:

	Year Ended December 31,
(in thousands)	2016	2015	2014
Beginning of year	$5,245	$5,575	$7,168
Additions based on tax positions related to the current year	1,999	260	432
Reductions for expiration of statutes of limitations	(1,028)	(1,649)	(1,572)
Additions based on tax positions related to prior years	114	1,059	254
Reductions based on tax positions related to prior years	—	—	(707)
Settlements	—	—	—
Balance at end of year	$6,330	$5,245	$5,575
Including associated foreign tax credits and penalties and interest, we have accrued a net total of $6.4 million in the caption "other long-term liabilities" on our balance sheet at December 31, 2016 for unrecognized tax benefits. We do not believe that the total of unrecognized tax benefits will significantly increase or decrease in the next 12 months.
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
Our tax returns are subject to audit by taxing authorities in multiple jurisdictions. These audits often take years to complete and settle. The following lists the earliest tax years open to examination by tax authorities where we have significant operations:

Jurisdiction	Periods
United States	2013
United Kingdom	2012
Norway	2006
Angola	2013
Brazil	2010
Australia	2012

4.	SELECTED INCOME STATEMENT INFORMATION

The following schedule shows our revenue, costs and gross margins by services and products:

	Year Ended December 31,
(in thousands)	2016	2015	2014
Revenue:
Services	$1,509,786	$2,001,167	$2,336,304
Products	761,817	1,061,587	1,323,320
Total revenue	2,271,603	3,062,754	3,659,624
Cost of Services and Products:
Services	1,330,218	1,585,305	1,742,411
Products	615,438	800,316	946,923
Unallocated expenses	46,720	71,704	111,089
Total cost of services and products	1,992,376	2,457,325	2,800,423
Gross margin:
Services	179,568	415,862	593,893
Products	146,379	261,271	376,397
Unallocated expenses	(46,720)	(71,704)	(111,089)
Total gross margin	$279,227	$605,429	$859,201

5.DEBT
Long-term Debt consisted of the following:

	December 31,
(in thousands)	2016	2015
4.650% Senior Notes due 2024:
Principal of the notes	$500,000	$500,000
Issuance costs, net of amortization	(5,385)	(6,073)
Fair value of interest rate swaps on $200 million of principal	(1,557)	1,909
Term Loan Facility	300,000	300,000
Revolving Credit Facility	—	—
Long-term Debt	$793,058	$795,836

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

In November 2015, we entered into an Agreement and Amendment No. 1 to Credit Agreement ("Amendment No. 1"). Amendment No. 1 amended the Credit Agreement to (1) replace the maximum leverage ratio financial covenant with a new financial covenant restricting the maximum total capitalization ratio (defined in Amendment No. 1 to be the ratio of consolidated debt to total capitalization) to 55% and (2) extend the maturities of the Term Loan Facility and the Revolving Credit Facility by one year each, which maturity terms have since been superseded by amendment, as described below.

In November 2016, we entered into an Agreement and Amendment No. 2 to Credit Agreement ("Amendment No. 2"). Amendment No. 2 amended the Credit Agreement to, among other things, extend the maturities of the Term Loan Facility and the Revolving Credit Facility to October 25, 2019 and October 25, 2021, respectively, with the extending Lenders, which represent 90% of the existing commitments of the Lenders, such that (a) the total commitments for the Revolving Credit Facility will be $500 million until October 25, 2020 and thereafter $450 million until October 25, 2021, and (b) the outstanding term loan advances pursuant to the Term Loan Facility will be $300 million until October 27, 2018 and thereafter $270 million until October 25, 2019.

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

The Credit Agreement contains various covenants that we believe are customary for agreements of this nature, including, but not limited to, restrictions on our ability and the ability of each of our subsidiaries to incur debt, grant liens, make certain investments, make distributions, merge or consolidate, sell assets, enter into transactions with affiliates and enter into certain restrictive agreements. We are also subject to a maximum Capitalization Ratio of 55%. The Credit Agreement includes customary events of default and associated remedies. As of December 31, 2016, we were in compliance with all the covenants set forth in the Credit Agreement.

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

We incurred $6.9 million of issuance costs related to the Senior Notes and $2.2 million of new loan costs, including costs of the Amendments, related to the Credit Agreement. We are amortizing these costs, which are included on our balance sheet as a reduction of debt for the Senior Notes and as an other non-current asset for the Credit Agreement, to interest expense over ten years for the Senior Notes and over six years for the Revolving Credit Facility and the Term Loan Facility.

We made cash interest payments of $29.2 million, $27.2 million and $3.7 million in 2016, 2015 and 2014, respectively.

6.	COMMITMENTS AND CONTINGENCIES

Lease Commitments
At December 31, 2016, we occupied several facilities under noncancellable operating leases expiring at various dates through 2035. Future minimum rentals under all of our operating leases, including vessel rentals, are as follows:

(in thousands)
2017	$56,448
2018	27,782
2019	22,701
2020	19,380
2021	16,841
Thereafter	138,807
Total Lease Commitments	$281,959
Rental expense, which includes hire of vessels, specialized equipment and real estate rental, was approximately $205 million, $229 million and $257 million in 2016, 2015 and 2014, respectively.
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

Litigation

On June 17, 2014, Peter L. Jacobs, a purported shareholder, filed a derivative complaint against all of the then current members of our board of directors and one of our former directors, as defendants, and our company, as nominal defendant, in the Court of Chancery of the State of Delaware. Through the complaint, the plaintiff is asserting, on behalf of our company, actions for breach of fiduciary duties and unjust enrichment in connection with prior determinations of our board of directors relating to nonexecutive director compensation. The plaintiff is seeking relief including disgorgement of payments made to the defendants, an award of unspecified damages and an award for attorneys’ fees and other costs. We and the defendants filed a motion to dismiss the complaint and a supporting brief on which the Court has not yet ruled. In any event, our company is only a nominal defendant in this litigation, and we do not expect the resolution of this matter to have a material adverse effect on our results of operations, cash flows or financial position.

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
Letters of Credit
We had $54 million and $58 million in letters of credit outstanding as of December 31, 2016 and 2015, respectively, as guarantees in force for self-insurance requirements and various bid and performance bonds, which are usually for the duration of the applicable contract.
Financial Instruments and Risk Concentration
In the normal course of business, we manage risks associated with foreign exchange rates and interest rates through a variety of strategies, including the use of hedging transactions. As a matter of policy, we do not use derivative instruments unless there is an underlying exposure.
Other financial instruments that potentially subject us to concentrations of credit risk are principally cash and cash equivalents and accounts receivable. The carrying value of cash and cash equivalents approximates its fair value due to the short maturity of the underlying instruments. Accounts receivable are generated from a broad group of customers, primarily from within the energy industry, which is our major source of revenue. Due to their short-term nature, carrying values of our accounts receivable and accounts payable approximate fair market value. The carrying values of borrowings under the Credit Agreement approximate their fair values, because the short-term durations of the associated interest rate periods result in the applicable interest rates reflecting market changes to interest rates. Our borrowings under the Credit Agreement are classified as Level 2 in the fair value hierarchy under U.S. GAAP (inputs other than quoted prices in active markets for similar assets and liabilities that are observable or can be corroborated by observable market data for substantially the full term for the assets or liabilities).
Since the second quarter of 2015, the exchange rate for the Angolan kwanza relative to the U.S. dollar has been declining. As our functional currency in Angola is the U.S. dollar, we recorded foreign currency transaction gains (losses) related to the kwanza of $(7.3) million, $(17.4) million and $0.4 million in 2016, 2015 and 2014, as a component of Other income (expense), net in our Consolidated Statements of Income for those respective periods. Our foreign currency transaction losses related primarily to the remeasurement of our Angolan kwanza cash balances to U.S. dollars. Conversion of cash balances from kwanza to U.S. dollars is controlled by the central bank in Angola, and the central bank has slowed this process since mid-2015, causing our kwanza cash balances to increase.

As of December 31, 2016, we had the equivalent of approximately $32.0 million of cash in kwanza in Angola reflected on our balance sheet. To mitigate our currency exposure risk in Angola, we have used kwanza to purchase $59.1 million equivalent Angolan central bank (Banco Nacional de Angola) bonds with various maturities throughout 2018. The bonds are denominated as U.S. dollar equivalents, so that, upon payment of semi-annual interest and principal upon maturity, payment is made in kwanza, equivalent to the respective U.S. dollars at the then-current exchange rate. We have classified these instruments as held-to-maturity, and have recorded the original cost on our balance sheet as other non-current assets. We estimated the fair market value of the Angolan bonds to be $57.5 million at December 31, 2016 using quoted prices. Since the market for the Angolan bonds is not an active market, the fair value of the Angolan bonds is classified within Level 2 in the fair value hierarchy under U.S. GAAP.

We estimated the fair market value of the Senior Notes to be $495 million at December 31, 2016 based on quoted prices. Since the market for the Senior Notes is not an active market, the fair value of the Senior Notes is classified within Level 2 in the fair value hierarchy under U.S. GAAP.

We have two interest rate swaps in place on a total of $200 million of the Senior Notes to November 2024. The agreements swap the fixed interest rate of 4.650% on $200 million of the Senior Notes to the floating rate of one month LIBOR plus 2.426% on $100 million and one month LIBOR plus 2.823% on the other $100 million. We estimate the fair value of the interest rate swaps to be a net liability of $1.6 million at December 31, 2016, with $2.2 million included on our balance sheet in our other long-term liabilities, and $0.6 million included in non-current assets. These values were arrived at using a discounted cash flow model using Level 2 inputs.

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
There are no differences in the basis of segmentation or in the basis of measurement of segment profit or loss in the year ended December 31, 2016 from those used in our consolidated financial statements for the years ended December 31, 2015 and 2014.

The table that follows presents Revenue, Income from Operations, Depreciation and Amortization Expense and Equity Earnings of Unconsolidated Affiliates by business segment:

	Year Ended December 31,
(in thousands)	2016	2015	2014
Revenue
Oilfield
Remotely Operated Vehicles	$522,121	$807,723	$1,069,022
Subsea Products	692,030	959,714	1,238,746
Subsea Projects	472,979	604,484	588,572
Asset Integrity	275,397	372,957	500,237
Total Oilfield	1,962,527	2,744,878	3,396,577
Advanced Technologies	309,076	317,876	263,047
Total	$2,271,603	$3,062,754	$3,659,624
Income from Operations
Oilfield
Remotely Operated Vehicles	$25,193	$192,514	$320,550
Subsea Products	75,938	175,585	281,239
Subsea Projects	34,476	92,034	107,852
Asset Integrity	7,551	18,235	55,469
Total Oilfield	143,158	478,368	765,110
Advanced Technologies	11,809	9,689	13,230
Unallocated Expenses	(84,203)	(114,247)	(150,010)
Total	$70,764	$373,810	$628,330
Depreciation and Amortization Expense
Oilfield
Remotely Operated Vehicles	$140,967	$143,364	$145,691
Subsea Products	53,759	49,792	46,085
Subsea Projects	34,042	29,863	18,561
Asset Integrity	14,336	10,713	12,775
Total Oilfield	243,104	233,732	223,112
Advanced Technologies	3,120	2,549	2,574
Unallocated Expenses	4,023	4,954	4,093
Total	$250,247	$241,235	$229,779

We determine income from operations for each business segment before interest income or expense, other income (expense) and provision for income taxes. We do not consider an allocation of these items to be practical.

During 2016, we recognized restructuring expenses of $11.6 million, attributable to each reporting segment as follows:

•	Remotely Operated Vehicles - $3.8 million;

•	Subsea Products - $3.7 million;

•	Subsea Projects - $2.1 million;

•	Asset Integrity - $1.4 million;

•	Advanced Technologies - $0.5 million; and

•	Unallocated Expenses - $0.1 million.

The restructuring expenses were all severance costs, of which $8.4 million was unpaid at December 31, 2016.

During 2015, we recognized restructuring expenses of $25.4 million, attributable to each reporting segment as follows:

•	Remotely Operated Vehicles - $7.2 million;

•	Subsea Products - $8.7 million;

•	Subsea Projects - $2.5 million;

•	Asset Integrity - $6.4 million;

•	Advanced Technologies - $0.2 million; and

•	Unallocated Expenses - $0.4 million.

The restructuring expenses consisted substantially of severance costs that totaled $23.1 million during the year, of which $7.0 million was unpaid at December 31, 2015 and paid in 2016.
During each of 2016, 2015 and 2014, revenue from one customer, BP plc and subsidiaries, accounted for 18% of our total consolidated annual revenue.

The following table presents Assets, Property and Equipment and Goodwill by business segment as of the dates indicated:

	December 31,
(in thousands)	2016	2015
Assets
Oilfield
Remotely Operated Vehicles	$755,894	$951,001
Subsea Products	833,919	890,041
Subsea Projects	608,411	671,019
Asset Integrity	261,410	295,955
Total Oilfield	2,459,634	2,808,016
Advanced Technologies	101,756	97,764
Corporate and Other	568,925	523,756
Total	$3,130,315	$3,429,536
Property and Equipment, net
Oilfield
Remotely Operated Vehicles	$485,063	$580,315
Subsea Products	344,973	348,042
Subsea Projects	273,384	277,695
Asset Integrity	24,571	35,359
Total Oilfield	1,127,991	1,241,411
Advanced Technologies	12,057	12,614
Corporate and Other	13,210	12,706
Total	$1,153,258	$1,266,731
Goodwill
Oilfield
Remotely Operated Vehicles	$24,406	$24,344
Subsea Products	99,336	88,279
Subsea Projects	154,823	149,389
Asset Integrity	143,144	143,018
Total Oilfield	421,709	405,030
Advanced Technologies	21,842	21,842
Total	$443,551	$426,872
All assets specifically identified with a particular business segment have been segregated. Cash and cash equivalents, certain other current assets, certain investments and certain other assets have not been allocated to particular business segments and are included in Corporate and Other.

The following table presents Capital Expenditures, including business acquisitions, by business segment for the periods indicated:

	Year Ended December 31,
(in thousands)	2016	2015	2014
Capital Expenditures
Oilfield
Remotely Operated Vehicles	$50,339	$57,558	$188,848
Subsea Products	56,669	69,434	112,851
Subsea Projects	25,602	276,308	91,918
Asset Integrity	3,910	9,841	27,027
Total Oilfield	136,520	413,141	420,644
Advanced Technologies	2,742	5,015	2,352
Corporate and Other	3,251	5,832	3,675
Total	$142,513	$423,988	$426,671
Geographic Operating Areas
The following table summarizes certain financial data by geographic area:

	Year Ended December 31,
(in thousands)	2016	2015	2014
Revenue
Foreign:
Africa	$486,615	$659,038	$795,229
United Kingdom	304,635	367,326	456,804
Norway	166,180	250,272	488,789
Asia and Australia	196,679	245,978	317,277
Brazil	73,280	118,056	185,299
Other	66,870	116,647	98,881
Total Foreign	1,294,259	1,757,317	2,342,279
United States	977,344	1,305,437	1,317,345
Total	$2,271,603	$3,062,754	$3,659,624
Long-Lived Assets
Foreign:
Norway	$277,949	$274,868	$332,503
Africa	234,921	205,440	215,122
United Kingdom	102,140	138,327	113,191
Asia and Australia	66,279	71,438	90,061
Brazil	61,418	57,896	99,269
Other	44,166	43,128	56,079
Total Foreign	786,873	791,097	906,225
United States	1,027,428	1,070,841	838,273
Total	$1,814,301	$1,861,938	$1,744,498
Revenue is based on location where services are performed and products are manufactured.

8.	EMPLOYEE BENEFIT PLANS
Retirement Investment Plans
We have several employee retirement investment plans that, taken together, cover most of our full-time employees. The Oceaneering Retirement Investment Plan is a 401(k) plan in which U.S. employees may participate by deferring a portion of their gross monthly salary and directing us to contribute the deferred amount to the plan. We match a portion of the employees' deferred compensation. Our contributions to the 401(k) plan were $20.0 million, $22.8 million and $21.3 million for the plan years ended December 31, 2016, 2015 and 2014, respectively.
We also make matching contributions to foreign employee savings plans similar in nature to a 401(k) plan. In 2016, 2015 and 2014, these contributions, principally related to plans associated with U.K. and Norwegian subsidiaries, were $12.1 million, $15.1 million and $18.7 million, respectively.
The Oceaneering International, Inc. Supplemental Executive Retirement Plan covers selected key management employees and executives, as approved by the Compensation Committee of our Board of Directors (the "Compensation Committee"). Under this plan, we accrue an amount determined as a percentage of the participant's gross monthly salary and the amounts accrued are treated as if they are invested in one or more investment vehicles pursuant to this plan. Expenses related to this plan during 2016, 2015 and 2014 were $3.3 million, $3.3 million and $3.3 million, respectively.
We have defined benefit plans covering some of our employees in the U.K. and Norway. At December 31, 2015, there were no further benefits accruing under the U.K. plan, and the Norway plan was closed to new participants. During 2016, we agreed to settlements with almost all the participants in the Norway plan. Our curtailment costs for the Norway plan in 2016 were $1.1 million and are included in other income (expense), net. The projected benefit obligations for the plans were $18 million (U.K. only in 2016) and $28 million, at December 31, 2016 and 2015, respectively, and the fair values of the plan assets (using Level 2 inputs) for both plans were $19 million (U.K. only in 2016) and $26 million at December 31, 2016 and 2015, respectively.
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

In 2016, 2015 and 2014, the Compensation Committee granted awards of performance units to certain of our key executives and employees and, in 2014, our Board of Directors granted performance units under a prior incentive plan to our Chairman of the Board of Directors (our "Chairman"). The performance units awarded are scheduled to vest in full on the third anniversary of the award date, or pro rata over three years if the participant meets certain age and years of service requirements. The Compensation Committee and the Board of Directors have approved specific financial goals and measures (as defined in the Performance Award Goals and Measures), based on our cumulative cash flow from operations and a comparison of return on invested capital and cost of capital for each of the three-year periods ending December 31, 2018, 2017 and 2016 to be used as the basis for the final value of the performance units. The final value of each performance unit granted in 2016, 2015 and 2014 may range from $0 to $150. Upon vesting and determination of value, the value of the performance units will be payable in cash. Compensation expense (benefit) related to the performance units was $(4.2) million, $6.8 million and $22.8 million in 2016, 2015 and 2014, respectively. As of December 31, 2016, there were 437,223 performance units outstanding.
During 2016, 2015 and 2014, the Compensation Committee granted restricted units of our common stock to certain of our key executives and employees. During 2016, our Board of Directors granted restricted common stock to our nonemployee directors. During 2015 and 2014, our Board of Directors granted restricted units of our common stock to our Chairman and restricted common stock to our other nonemployee directors. Over 65%, 65%, and 60% of the grants made to our employees in 2016, 2015 and 2014, respectively, vest in full on the third anniversary of the award date, conditional upon continued employment. The remainder of the grants made to employees and all the grants of restricted stock units made to our Chairman vest pro rata over three years, as these participants meet certain age and years-of-service requirements. For the grants of restricted stock units to each of the participant employees and the Chairman, the participant will be issued a share of our common stock for the participant's vested restricted stock units at the earlier of three years or, if the participant vested earlier after meeting the age and service requirements, following termination of employment or service. The grants of restricted stock to our nonemployee directors were scheduled to vest in full on the first anniversary of the award date conditional upon continued service as a director, with one exception.  In February 2015, we granted shares of restricted common stock to a director who had given written notice of his intention to retire from our board of directors. Those shares were to vest if the director's service continued until the election of directors at our subsequent annual meeting of shareholders in May 2015.  The director fulfilled that requirement by resigning concurrent with that election and the shares of restricted stock became vested.
In April 2009, the Compensation Committee adopted a policy that Oceaneering will not provide U.S. federal income tax gross-up payments to any of its directors or executive officers in connection with future awards of restricted stock or stock units. This policy had no effect on the existing change-in-control agreement with one of our executive officers or the existing service agreement with our Chairman, which provide for tax gross-up payments that could become applicable to such future awards in limited circumstances, such as following a change in control of Oceaneering. Since August 2010, there have been no outstanding awards that provide for tax gross-up payments.
The tax benefit (additional charge) realized from tax deductions in excess of (less than) the financial statement expense of our restricted stock grants was $(3.0) million, $(0.9) million and $3.1 million in 2016, 2015 and 2014, respectively.

The following is a summary of our restricted stock and restricted stock unit activity for 2016, 2015 and 2014:

	Number	Weighted Average Fair Value	Aggregate Intrinsic Value
Balance at December 31, 2013	960,290	$52.53
Granted	299,274	70.63
Issued	(411,800)	43.57	$29,043,000
Forfeited	(33,364)	62.66
Balance at December 31, 2014	814,400	63.30
Granted	380,991	52.40
Issued	(311,119)	57.94	$16,518,000
Forfeited	(52,981)	60.45
Balance at December 31, 2015	831,291	60.49
Granted	587,953	27.90
Issued	(278,572)	61.48	$7,866,000
Forfeited	(88,665)	43.03
Balance at December 31, 2016	1,052,007	$43.48

The restricted stock units granted in 2016, 2015 and 2014 carry no voting rights and no dividend rights. Each grantee of shares of restricted common stock is deemed to be the record owner of those shares during the restriction period, with the right to vote and receive any dividends on those shares.
Grants of restricted stock units are valued at their estimated fair values as of their respective grant dates. The grants in 2016, 2015 and 2014 were subject only to vesting conditioned on continued employment or service as a nonemployee director; therefore, these grants were valued at the grant date fair market value using the closing price of our stock on the New York Stock Exchange.
Compensation expense under the restricted stock plans was $13.9 million, $15.9 million and $17.2 million for 2016, 2015 and 2014, respectively. As of December 31, 2016, we had $13.3 million of future expense to be recognized related to our restricted stock unit plans over a weighted average remaining life of 1.7 years.

Post-Employment Benefit
In 2001, we entered into an agreement with our Chairman who was also then our Chief Executive Officer. That agreement was amended in 2006 and in 2008. Pursuant to the amended agreement, the Chairman relinquished his position as Chief Executive Officer in May 2006 and began his post-employment service period on December 31, 2006, which continued through August 15, 2011, during which service period the Chairman, acting as an independent contractor, agreed to serve as nonexecutive Chairman of our Board of Directors. The agreement provides the Chairman with post-employment benefits for ten years following August 15, 2011. The agreement also provides for medical coverage on an after-tax basis to the Chairman, his spouse and children for their lives. We recognized the net present value of the post-employment benefits over the expected service period. Our total accrued liabilities, current and long-term, under this post-employment benefit were $4.5 million and $5.1 million at December 31, 2016 and 2015, respectively.
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

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
(in thousands, except per share data)

	Year Ended December 31, 2016
Quarter Ended	March 31	June 30	Sept. 30	Dec. 31	Total
Revenue	$608,344	$625,539	$549,275	$488,445	$2,271,603
Gross margin	97,480	95,233	35,443	51,071	279,227
Income from operations	48,099	38,380	(11,856)	(3,859)	70,764
Net income	25,103	22,309	(11,798)	(11,028)	24,586
Diluted earnings per share	$0.26	$0.23	$(0.12)	$(0.11)	$0.25
Weighted average number of diluted shares outstanding	98,286	98,424	98,061	98,064	98,424

	Year Ended December 31, 2015
Quarter Ended	March 31	June 30	Sept. 30	Dec. 31	Total
Revenue	$786,772	$810,303	$743,613	$722,066	$3,062,754
Gross margin	163,449	167,545	168,313	106,122	605,429
Income from operations	106,650	107,940	113,464	45,756	373,810
Net income	69,499	65,468	68,539	27,505	231,011
Diluted earnings per share	$0.70	$0.66	$0.70	$0.28	$2.34
Weighted average number of diluted shares outstanding	99,912	98,893	98,185	98,268	98,808

Exhibit Index

				Registration or File Number	Form of Report	Report Date	Exhibit Number
*	3.01		Restated Certificate of Incorporation	1-10945	10-K	Dec. 2000	3.01
*	3.02		Certificate of Amendment to Restated Certificate of Incorporation	1-10945	8-K	May 2008	3.1
*	3.03		Certificate of Amendment to Restated Certificate of Incorporation	1-10945	8-K	May 2014	3.1
*	3.04		Amended and Restated Bylaws	1-10945	8-K	Aug. 2015	3.1
*	4.01		Specimen of Common Stock Certificate	1-10945	10-K	Mar. 1993	4(a)
*	4.02		Credit Agreement, dated as of October 27, 2014, by and among Oceaneering International, Inc., Wells Fargo Bank, National Association, as administrative agent and swing line lender, and certain lenders party thereto	1-10945	8-K	Oct. 2014	4.1
*	4.03		Agreement and Amendment No. 1 to Credit Agreement	1-10945	8-K	Nov. 2015	4.1
*	4.04		Agreement and Amendment No. 2 to Credit Agreement	1-10945	8-K	Nov. 2016	4.1
*	4.05		Indenture dated, November 21, 2014, between Oceaneering International, Inc. and Wells Fargo Bank, National Association, as Trustee, relating to senior debt securities of Oceaneering International, Inc.	1-10945	8-K	Nov. 2014	4.1
*	4.06		First Supplemental Indenture, dated November 21, 2014, between Oceaneering International, Inc. and Wells Fargo Bank, National Association, as Trustee, providing for the issuance of Oceaneering International, Inc.’s 4.650% Senior Notes due 2024 (including Form of Notes).	1-10945	8-K	Nov. 2014	4.2
We and certain of our consolidated subsidiaries are parties to debt instruments under which the total amount of securities authorized does not exceed 10% of our total consolidated assets. Pursuant to paragraph 4(iii)(A) of Item 601(b) of Regulation S-K, we agree to furnish a copy of those instruments to the Securities and Exchange Commission on request.

	10.01	+	Oceaneering International, Inc. Retirement Investment Plan, with amendments through December 28, 2016
*	10.02	+	Oceaneering Retirement Investment Plan Trust Agreement effective December 31, 2013	1-10945	10-K	Dec. 2014	10.13
*	10.03	+	Amended and Restated Service Agreement dated as of December 21, 2006 between Oceaneering and John R. Huff	1-10945	8-K	Dec. 2006	10.1
*	10.04	+	Modification to Service Agreement dated as of December 21, 2006 between Oceaneering and John R. Huff	1-10945	8-K	Dec. 2008	10.9
*	10.05	+	Trust Agreement dated as of May 12, 2006 between Oceaneering and United Trust Company, National Association	1-10945	8-K	May 2006	10.2
*	10.06	+	First Amendment to Trust Agreement dated as of May 12, 2006 between Oceaneering International, Inc. and Bank of America National Association, as successor trustee	1-10945	8-K	Dec. 2008	10.10

*	10.07	+	Oceaneering International, Inc. Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2009	1-10945	8-K	Dec. 2008	10.5
*	10.08	+	Amended and Restated Oceaneering International, Inc. Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2000 (for Internal Revenue Code Section 409A-grandfathered benefits)	1-10945	8-K	Dec. 2008	10.6
*	10.09	+	Change-of-Control Agreement dated as of November 16, 2001 between Oceaneering and M. Kevin McEvoy	1-10945	10-K	Dec. 2001	10.06
*	10.10	+	Form of First Amendment to Change-of-Control Agreement with M. Kevin McEvoy	1-10945	8-K	Dec. 2008	10.7
*	10.11	+	Form of Change-of-Control Agreement and Annex for Roderick A. Larson	1-10945	8-K	Aug. 2015	10.3
*	10.12	+	Form of Change-of-Control Agreement	1-10945	8-K	May 2011	10.5
*	10.13	+	Form of Indemnification Agreement	1-10945	8-K	May 2011	10.4
*	10.14	+	2010 Incentive Plan	333-166612	S-8	May 2010	4.6
*	10.15	+	Amended and Restated 2010 Incentive Plan	1-10945	DEF 14A	Apr. 2015	Appendix A
*	10.16	+	Form of 2016 Restricted Stock Unit Agreement	1-10945	8-K	Feb. 2016	10.1
*	10.17	+	Form of 2016 Performance Unit Agreement	1-10945	8-K	Feb. 2016	10.2
*	10.18	+	Form of 2016 Performance Award: Goals and Measures, relating to the form of 2016 Performance Unit Agreement	1-10945	8-K	Feb. 2016	10.3
*	10.19	+	Form of 2016 Nonemployee Director Restricted Stock Agreement	1-10945	8-K	Feb. 2016	10.4
*	10.20	+	2016 Annual Cash Bonus Award Program Summary	1-10945	8-K	Feb. 2016	10.5
*	10.21	+	Form of 2015 Restricted Stock Unit Agreement	1-10945	8-K	Feb. 2015	10.1
*	10.22	+	Form of 2015 Performance Unit Agreement	1-10945	8-K	Feb. 2015	10.2
*	10.23	+	2015 Performance Award: Goals and Measures, relating to the form of 2015 Performance Unit Agreement	1-10945	8-K	Feb. 2015	10.3
*	10.24	+	Form of 2015 Nonemployee Director Restricted Stock Agreement for Messrs. Collins, Huff, Hughes, Murphy and Pappas	1-10945	8-K	Feb. 2015	10.4
*	10.25	+	Form of 2015 Nonemployee Director Restricted Stock Agreement for Mr. DesRoche	1-10945	8-K	Feb. 2015	10.5
*	10.26	+	Oceaneering International, Inc. 2015 Annual Bonus Program Award Summary	1-10945	8-K	Feb. 2015	10.7
*	10.27	+	Form of 2014 Employee Restricted Stock Unit Agreement for Executive Officers	1-10945	8-K	Feb. 2014	10.1
*	10.28	+	Form of 2014 Chairman Restricted Stock Unit Agreement for Mr. Huff	1-10945	8-K	Feb. 2014	10.3
*	10.29	+	Form of 2014 Performance Unit Agreement for Executive Officers	1-10945	8-K	Feb. 2014	10.2
*	10.30	+	Form of 2014 Chairman Performance Unit Agreement for Mr. Huff	1-10945	8-K	Feb. 2014	10.4

*	10.31	+	2014 Performance Award: Goals and Measures, relating to the form of 2014 Performance Unit Agreement for its executive officers and 2014 Chairman Performance Unit Agreement	1-10945	8-K	Feb. 2014	10.5
*	10.32	+	Form of 2014 Nonemployee Director Restricted Stock Agreement for Messrs. Collins, DesRoche, Hughes, Murphy and Pappas	1-10945	8-K	Feb. 2014	10.6
*	10.33	+	Oceaneering International, Inc. 2014 Annual Bonus Award Program Summary	1-10945	8-K	Feb. 2015	10.6
	12.01		Computation of Ratio of Earnings to Fixed Charges
	21.01		Subsidiaries of Oceaneering
	23.01		Consent of Independent Registered Public Accounting Firm
	31.01		Rule 13a – 14(a)/15d – 14(a) certification of principal executive officer
	31.02		Rule 13a – 14(a)/15d – 14(a) certification of principal financial officer
	32.01		Section 1350 certification of principal executive officer
	32.02		Section 1350 certification of principal financial officer
	101.INS		XBRL Instance Document
	101.SCH		XBRL Taxonomy Extension Schema Document
	101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
	101.DEF		XBRL Taxonomy Extension Definition Linkbase Document
	101.LAB		XBRL Taxonomy Extension Label Linkbase Document
	101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

	*		Exhibit previously filed with the Securities and Exchange Commission, as indicated, and incorporated herein by reference.
	+		Management contract or compensatory plan or arrangement.