Form 10-Q
period 2017-03-31
OCEANEERING INTERNATIONAL INC
filed 2017-05-03
CIK 73756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☑ Yes   ☐  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☑  Yes   ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes    ☑ No
Number of shares of Common Stock outstanding as of April 28, 2017: 98,259,857

Oceaneering International, Inc.
Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	Mar 31, 2017	Dec 31, 2016
(in thousands, except share data)
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$462,516	$450,193
Accounts receivable, net of allowances for doubtful accounts of $4,746 and $8,288	429,752	489,749
Inventory, net	297,645	280,130
Other current assets	56,817	42,523
Total Current Assets	1,246,730	1,262,595
Property and Equipment, at cost	2,711,998	2,728,125
Less accumulated depreciation	1,588,567	1,574,867
Net Property and Equipment	1,123,431	1,153,258
Other Assets:
Goodwill	445,512	443,551
Other non-current assets	275,323	270,911
Total Other Assets	720,835	714,462
Total Assets	$3,090,996	$3,130,315
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$86,895	$77,593
Accrued liabilities	390,633	430,771
Total Current Liabilities	477,528	508,364
Long-term Debt	793,908	793,058
Other Long-term Liabilities	330,427	312,250
Commitments and Contingencies
Shareholders’ Equity:
Common Stock, par value $0.25 per share; 360,000,000 shares authorized; 110,834,088 shares issued	27,709	27,709
Additional paid-in capital	218,307	227,566
Treasury stock; 12,575,182 and 12,768,726 shares, at cost	(720,119)	(731,202)
Retained earnings	2,272,961	2,295,234
Accumulated other comprehensive loss	(309,725)	(302,664)
Total Shareholders' Equity	1,489,133	1,516,643
Total Liabilities and Shareholders' Equity	$3,090,996	$3,130,315
The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended Mar 31,
(in thousands, except per share data)	2017	2016
Revenue	$446,176	$608,344
Cost of services and products	401,321	510,864
Gross Margin	44,855	97,480
Selling, general and administrative expense	45,005	49,381
Income (Loss) from Operations	(150)	48,099
Interest income	1,337	295
Interest expense, net of amounts capitalized	(6,268)	(6,392)
Equity in income (losses) of unconsolidated affiliates	(980)	526
Other income (expense), net	(2,556)	(5,988)
Income (Loss) before Income Taxes	(8,617)	36,540
Provision for income taxes (benefit)	(1,083)	11,437
Net Income (Loss)	$(7,534)	$25,103
Cash Dividends declared per Share	$0.15	$0.27
Basic Earnings (Loss) per Share	$(0.08)	$0.26
Diluted Earnings (Loss) per Share	$(0.08)	$0.26
The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three Months Ended Mar 31,
(in thousands)	2017	2016
Net Income (Loss)	$(7,534)	$25,103

Other comprehensive income (loss), net of tax:

Foreign currency translation adjustments	(7,061)	34,642

Total other comprehensive income (loss)	(7,061)	34,642

Total Comprehensive Income (Loss)	$(14,595)	$59,745

The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended Mar 31,
(in thousands)	2017	2016
Cash Flows from Operating Activities:
Net income (loss)	$(7,534)	$25,103
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	53,663	59,781
Deferred income tax benefit	(19,943)	(389)
Net (gain) loss on sales of property and equipment	551	(9)
Noncash compensation	3,718	4,667
Excluding the effects of acquisitions, increase (decrease) in cash from:
Accounts receivable	59,997	35,572
Inventory	(17,515)	(23,669)
Other operating assets	(6,372)	45,547
Currency translation effect on working capital, excluding cash	1,472	10,248
Current liabilities	(30,636)	(93,565)
Other operating liabilities	21,604	(10,648)
Total adjustments to net income	66,539	27,535
Net Cash Provided by Operating Activities	59,005	52,638
Cash Flows from Investing Activities:
Purchases of property and equipment	(17,807)	(21,206)
Other investing activities	(14,993)	(19,950)
Distributions of capital from unconsolidated affiliates	707	2,098
Dispositions of property and equipment and life insurance proceeds	1,357	1,581
Net Cash Used in Investing Activities	(30,736)	(37,477)
Cash Flows from Financing Activities:
Cash dividends	(14,739)	(26,476)
Other financing activities	(1,894)	(2,018)
Net Cash Used in Financing Activities	(16,633)	(28,494)
Effect of exchange rates on cash	687	(1,049)
Net Increase (Decrease) in Cash and Cash Equivalents	12,323	(14,382)
Cash and Cash Equivalents—Beginning of Period	450,193	385,235
Cash and Cash Equivalents—End of Period	$462,516	$370,853
The accompanying Notes are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    SUMMARY OF MAJOR ACCOUNTING POLICIES

Basis of Presentation. We have prepared these unaudited consolidated financial statements pursuant to instructions for quarterly reports on Form 10-Q, which we are required to file with the U.S. Securities and Exchange Commission (the "SEC"). These financial statements do not include all information and footnotes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). These financial statements reflect all adjustments that we believe are necessary to present fairly our financial position as of March 31, 2017 and our results of operations and cash flows for the periods presented. Except as otherwise disclosed herein, all such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in our annual report on Form 10-K for the year ended December 31, 2016. The results for interim periods are not necessarily indicative of annual results.
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
Inventory. Inventory is valued at the lower of cost or net realizable value. We determine cost using the weighted-average method.
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
We capitalize interest on assets where the construction period is anticipated to be more than three months. We capitalized $1.0 million and $0.9 million of interest in the three-month periods ended March 31, 2017 and 2016, respectively. We do not allocate general administrative costs to capital projects.
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

Business Acquisitions. We account for business combinations using the acquisition method of accounting, and, in each case, we allocate the acquisition price to the assets acquired and liabilities assumed based on their fair market values at the date of acquisition.

Goodwill. Under existing GAAP at December 31, 2016, in our annual evaluation of goodwill for impairment, we first assessed qualitative factors to determine whether the existence of events or circumstances led to a determination that it was more likely than not that the fair value of a reporting unit was less than its carrying amount. If, after assessing the totality of events or circumstances, we determined it was more likely than not that the fair value of a reporting unit was less than its carrying amount, we were required to perform the first step of the two-step impairment test. We tested the goodwill attributable to each of our reporting units for impairment as of December 31, 2016 and concluded that there was no impairment. In January 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2017-04 "Intangibles – Goodwill and Other (Topic 350) Simplifying the Test for Goodwill Impairment." This update simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Under the amendments in this update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. However, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The amendments in this update are effective beginning January 1, 2020. Early adoption is permitted for testing dates after January 1, 2017, and the update is to be applied on a prospective basis. We have adopted this update effective January 1, 2017.

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

New Accounting Standards. In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers." ASU 2014-09, as amended, completes the joint effort by the FASB and International Accounting Standards Board to improve financial reporting by creating common revenue recognition guidance for U.S. GAAP and International Financial Reporting Standards. ASU 2014-09 applies to all companies that enter into contracts with customers to transfer goods or services. ASU 2014-09 is effective for us for interim and annual reporting periods beginning after December 15, 2017. Early application is not permitted before periods beginning after December 15, 2016, and we have elected to apply ASU 2014-09 by recognizing the cumulative effect of applying ASU 2014-09 at the date of initial application and not adjusting comparative information.

We have formed a project team to implement this standard. Our project team has completed its planning work and performed an initial assessment of our revenue streams relevant to the standard. We believe that our plan will enable us to complete all of the required work to assess our revenue position, create the necessary policies, procedures and controls and calculate the cumulative effect of applying ASU 2014-09 at the date of initial application, in line with the timeline and requirements of the standard. We expect to be able to provide a preliminary qualitative assessment of the effects of the impacts of ASU 2014-09 on our existing contracts in our next quarterly reporting period.

In July 2015, the FASB issued ASU 2015-11, "Inventory – Simplifying the Measurement of Inventory." ASU 2015-11 requires companies to measure inventory at the lower of cost or net realizable value rather than at the lower of cost or market. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. We have adopted this guidance for our inventories beginning January 1, 2017, as required.

In November 2015, the FASB issued ASU 2015-17, "Balance Sheet Classification of Deferred Taxes." Current U.S. GAAP requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. The update requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. ASU 2015-17 is effective for our financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Earlier application is permitted. We adopted this guidance as of December 31, 2016.

In January 2016, the FASB issued ASU 2016-01, "Financial Instruments — Overall (Subtopic 825-10) Recognition and Measurement of Financial Assets and Financial Liabilities."  This update:

•
requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value, with changes in fair value recognized in net income;

•
simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment — when a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value;

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

ASU 2016-01 will be effective for us beginning on January 1, 2018. We are currently assessing the impact of the requirements of ASU 2016-01 on our consolidated financial statements and future disclosures.

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

In March 2016, the FASB issued ASU 2016-09, "Compensation – Stock Compensation – Improvements to Employee Share-Based Payment Accounting." This update simplifies several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and the classification on the statement of cash flows. In addition, the update allows an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. The element of the update that will have the most impact on our financial statements will be income tax consequences. See Note 6 "Income Taxes" for the effect this update has had on our income taxes in 2017. Excess tax benefits and tax deficiencies on share-based compensation awards are now included in our tax provision within our condensed consolidated statement of operations as discrete items in the reporting period in which they occur, rather than (as was the previous accounting treatment) recording in additional paid-in capital on our condensed consolidated balance sheets. We have also elected to continue our current policy of estimating forfeitures of share-based compensation awards at the time of grant and revising in subsequent periods to reflect actual forfeitures. In our consolidated statement of cash flows for the three-month period ended March 31, 2016, we have reclassified two items to conform with the presentation specified under ASU 2016-09: (1) we have reclassified the effect related to the tax deficiency associated with share-based compensation from financing activities to operating activities; and (2) we have reclassified the amounts related to withholding tax payments from operating activities to financing activities. Other than these two cash flow items applied retrospectively, we have implemented ASU 2016-09 prospectively beginning January 1, 2017.

In August 2016, the FASB issued ASU 2016-15, "Classification of Certain Cash Receipts and Cash Payments." This update was issued to clarify a diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows and addresses eight specific cash flow issues, with the objective of reducing the existing diversity in practice. One of the items addressed affects how we previously treated cash proceeds received from the settlement of corporate-owned life insurance policies. These proceeds are now classified in our statement of cash flows as cash inflows from investing activities. Previously, we classified these proceeds as cash inflows from operating activities. We adopted ASU 2016-15 for the year ended December 31, 2016 and this update did not have a material effect on our consolidated financial statements.

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

2.    INVENTORY
The following is information regarding our inventory:

(in thousands)	Mar 31, 2017	Dec 31, 2016
Inventory, net:
Remotely operated vehicle parts and components	$119,907	$118,236
Other inventory, primarily raw materials	177,738	161,894
Total	$297,645	$280,130

3.    DEBT
Long-term Debt consisted of the following:

(in thousands)	Mar 31, 2017	Dec 31, 2016
4.650% Senior Notes due 2024:
Principal amount of the notes	$500,000	$500,000
Issuance costs, net of amortization	(5,214)	(5,385)
Fair value of interest rate swaps on $200 million of principal	(878)	(1,557)
Term Loan Facility	300,000	300,000
Revolving Credit Facility	—	—
Long-term Debt	$793,908	$793,058

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

The Credit Agreement contains various covenants that we believe are customary for agreements of this nature, including, but not limited to, restrictions on our ability and the ability of each of our subsidiaries to incur debt, grant liens, make certain investments, make distributions, merge or consolidate, sell assets, enter into transactions with affiliates and enter into certain restrictive agreements. We are also subject to a maximum total capitalization ratio of 55%, as noted above. The Credit Agreement includes customary events of default and associated remedies. As of March 31, 2017, we were in compliance with all the covenants set forth in the Credit Agreement.

We incurred $6.9 million of issuance costs related to the Senior Notes and $2.2 million of new loan costs, including costs of the Amendments, related to the Credit Agreement. We are amortizing these costs, which are included on our balance sheet, net of accumulated amortization, as a reduction of debt for the Senior Notes and as an other non-current asset for the Credit Agreement, to interest expense over ten years for the Senior Notes and over six years for the Credit Agreement. Please refer to Note 4 - Commitments and Contingencies - for more information on our interest rate swaps.

4.    COMMITMENTS AND CONTINGENCIES

Litigation. On June 17, 2014, Peter L. Jacobs, a purported shareholder, filed a derivative complaint against all of the then current members of our board of directors and one of our former directors, as defendants, and our company, as nominal defendant, in the Court of Chancery of the State of Delaware. Through the complaint, the plaintiff is asserting, on behalf of our company, actions for breach of fiduciary duties and unjust enrichment in connection with prior determinations of our board of directors relating to nonexecutive director compensation. The plaintiff is seeking relief including disgorgement of payments made to the defendants, an award of unspecified damages and an award for attorneys’ fees and other costs. We and the defendants filed a motion to dismiss the complaint and a supporting brief on which the Court has not yet ruled. In any event, our company is only a nominal defendant in this litigation, and we do not expect the resolution of this matter to have a material adverse effect on our results of operations, cash flows or financial position.

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

The carrying values of cash and cash equivalents approximate their fair values due to the short-term maturity of the underlying instruments. Accounts receivable are generated from a broad group of customers, primarily from within the energy industry, which is our major source of revenue. Due to their short-term nature, carrying values of our accounts receivable and accounts payable approximate fair market values. We had borrowings of $300 million as of March 31, 2017 under our Term Loan Facility. Due to the short-term nature of the associated interest rate periods, the carrying value of our debt under the Term Loan Facility approximates its fair value. The fair value of this debt is classified as Level 2 in the fair value hierarchy under U.S. GAAP (inputs other than quoted prices in active markets for similar assets and liabilities that are observable or can be corroborated by observable market data for substantially the full term for the assets or liabilities).

We estimated the fair market value of the Senior Notes to be $500 million as of March 31, 2017, based on quoted prices. Since the market for the Senior Notes is not an active market, the fair value of the Senior Notes is classified within Level 2 in the fair value hierarchy under U.S. GAAP.

We have two interest rate swaps in place on a total of $200 million of the Senior Notes for the period to November 2024. The agreements swap the fixed interest rate of 4.650% on $100 million of the Senior Notes to the floating rate of one month LIBOR plus 2.426% and one month LIBOR plus 2.823% on another $100 million. We estimate the combined fair value of the interest rate swaps to be a net liability of $0.9 million as of March 31, 2017, with $1.4 million included on our balance sheet in our other long-term liabilities, and $0.5 million included in non-current assets. These values were arrived at using a discounted cash flow model using Level 2 inputs.

Since the second quarter of 2015, the exchange rate for the Angolan kwanza relative to the U.S. dollar generally has been declining. As our functional currency in Angola is the U.S. dollar, we recorded foreign currency transaction losses related to the kwanza of $0.5 million and $7.0 million in the three-month periods ended March 31, 2017 and 2016, respectively, as a component of Other income (expense), net in our Consolidated Statements of Operations for those respective periods. Our foreign currency transaction losses related primarily to the remeasurement of our Angolan kwanza cash balances to U.S. dollars. Conversion of cash balances from kwanza to U.S. dollars is controlled by the central bank in Angola, and the central bank has slowed this process since mid-2015, causing our kwanza cash balances to subsequently increase. As of March 31, 2017, we had the equivalent of approximately $21 million of kwanza cash balances in Angola reflected on our balance sheet.
To mitigate our currency exposure risk in Angola, through March 31, 2017 we used kwanza to purchase $59 million equivalent Angolan central bank (Banco Nacional de Angola) bonds with various maturities throughout 2018. These bonds are denominated as U.S. dollar equivalents, so that, upon payment of semi-annual interest and principal upon maturity, payment is made in kwanza, equivalent to the respective U.S. dollars at the then-current exchange rate. We have classified these instruments as held-to-maturity, and have recorded the original cost on our balance sheet as other non-current assets. We estimated the fair market value of the Angolan bonds to be $57 million at March 31, 2017 using quoted prices. Since the market for the Angolan bonds is not an active market, the fair value of the Angolan bonds is classified within Level 2 in the fair value hierarchy under U.S. GAAP.

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

	Three Months Ended Mar 31,
(in thousands)	2017	2016
Basic shares outstanding	98,138	97,952
Effect of restricted stock units	—	334
Diluted shares outstanding	98,138	98,286

From the second quarter of 2014 through the third quarter of 2016, we paid a quarterly dividend to our common shareholders of $0.27 per share. Starting in the fourth quarter of 2016, we have been paying a dividend of $0.15 per share. Our latest quarterly dividend is $0.15 per share and was declared in April 2017 and is payable in June 2017. As we incurred a loss for the three months ended March 31, 2017, the effect of our outstanding restricted stock units was anti-dilutive, and therefore did not increase our diluted shares outstanding.
Share-Based Compensation. We have no outstanding stock options and, therefore, no share-based compensation to be recognized pursuant to stock option grants.
During 2017, 2016 and 2015, we granted restricted units of our common stock to certain of our key executives and employees. During 2017 and 2016, our Board of Directors granted restricted common stock to our nonemployee directors. During 2015, our Board of Directors granted restricted units of our common stock to our Chairman and restricted common stock to our other nonemployee directors. The restricted units granted to our key executives and key employees generally vest in full on the third anniversary of the award date, conditional on continued

employment. The restricted stock unit grants, including those granted to our Chairman, can vest pro rata over three years, provided the individual meets certain age and years-of-service requirements. The shares of restricted common stock we grant to our non-employee directors vest in full on the first anniversary of the award date, conditional upon continued service as a director. Each grantee of shares of restricted stock is deemed to be the record owner of those shares during the restriction period, with the right to vote and receive any dividends on those shares. The restricted stock units outstanding have no voting or dividend rights.
For each of the restricted stock units granted in 2015 through 2017, at the earlier of three years after grant or at termination of employment or service, the grantee will be issued one share of our common stock for each unit vested. As of March 31, 2017 and December 31, 2016, respective totals of 1,244,348 and 1,052,007 shares of restricted stock or restricted stock units were outstanding.
We estimate that share-based compensation cost not yet recognized related to shares of restricted stock or restricted stock units, based on their grant-date fair values, was $22 million at March 31, 2017. This expense is being recognized on a staged-vesting basis over three years for awards attributable to individuals meeting certain age and years-of-service requirements, and on a straight-line basis over the applicable vesting period of one or three years for the other awards.
Share Repurchase Plan. In December 2014, our Board of Directors approved a plan to repurchase up to 10 million shares of our common stock. Under this plan, we had repurchased 2.0 million shares of our common stock for $100 million through December 31, 2016. We did not repurchase any shares under the plan during the three-month period ended March 31, 2017. We account for the shares we hold in treasury under the cost method, at average cost.

6.    INCOME TAXES

During interim periods, we provide for income taxes based on our current estimated annual effective tax rate using assumptions as to (1) earnings and other factors that would affect the tax provision for the remainder of the year and (2) the operations of foreign branches and subsidiaries that are subject to local income and withholding taxes. We conduct business through several foreign subsidiaries and, although we expect our consolidated operations to be profitable, there is no assurance that profits will be earned in entities or jurisdictions that have net operating loss carryforwards available. In the period ended March 31, 2017, we recognized additional tax expense of $2.1 million from discrete items. The primary discrete tax expense item was $2.9 million as a result of our implementation of ASU 2016-09, "Compensation – Stock Compensation – Improvements to Employee Share-Based Payment Accounting." Excess tax benefits and tax deficiencies on share-based compensation awards are now included in our tax provision within our condensed consolidated statement of operations as discrete items in the reporting period in which they occur, rather than (as was the previous accounting treatment) recording in additional paid-in capital on our condensed consolidated balance sheets. See Note 1 for further discussion of ASU 2016-09. The effective tax rate, before discrete items, of 37.0% for the period ended March 31, 2017 was higher than the federal statutory rate of 35.0%, primarily due to non-deductible expenses partially offset by our intention to continue to indefinitely reinvest in certain of our international operations.  The effective tax rate of 31.3% for the period ended March 31, 2016 was lower than the federal statutory rate of 35.0%, primarily due to our intention to indefinitely reinvest in certain of our international operations.  We do not provide for U.S. taxes on the portion of our foreign earnings we indefinitely reinvest.
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
We account for any applicable interest and penalties on uncertain tax positions as a component of our provision for income taxes on our financial statements. Including associated foreign tax credits and penalties and interest, we have accrued a net total of $5.8 million in Other Long-term Liabilities on our balance sheet for unrecognized tax benefits as of March 31, 2017. All additions or reductions to those liabilities would affect our effective income tax rate in the periods of change.

Our tax returns are subject to audit by taxing authorities in multiple jurisdictions. These audits often take years to complete and settle. The following lists the earliest tax years open to examination by tax authorities where we have significant operations:

Jurisdiction	Periods
United States	2013
United Kingdom	2013
Norway	2006
Angola	2013
Brazil	2011
Australia	2012

7.    BUSINESS SEGMENT INFORMATION

We are a global oilfield provider of engineered services and products, primarily to the offshore oil and gas industry, with a focus on deepwater applications. Through the use of our applied technology expertise, we also serve the defense, aerospace and commercial theme park industries. Our Oilfield business consists of Remotely Operated Vehicles ("ROVs"), Subsea Products, Subsea Projects and Asset Integrity. Our ROV segment provides submersible vehicles operated from the surface to support offshore oil and gas exploration, development, production and decommissioning activities. Our Subsea Products segment supplies a variety of specialty subsea hardware and related services. To improve operational efficiency, we have reorganized our Subsea Products segment into two business units: (1) manufactured products; and (2) service and rental. Manufactured products include production control umbilicals and specialty subsea hardware, while service and rental includes tooling, subsea work systems and installation and workover control systems. This internal reorganization did not affect our segment reporting structure or the historical comparability of our segment results. Our Subsea Projects segment provides multiservice subsea support vessels and oilfield diving and support vessel operations, primarily for inspection, maintenance and repair and installation activities. Since April 2015, we have also provided survey, autonomous underwater vehicle ("AUV") and satellite-positioning services. Our Asset Integrity segment provides asset integrity management and assessment services and nondestructive testing and inspection. Our Advanced Technologies business provides project management, engineering services and equipment for applications in non-oilfield markets. Unallocated Expenses are those not associated with a specific business segment. These consist of expenses related to our incentive and deferred compensation plans, including restricted stock and bonuses, as well as other general expenses, including corporate administrative expenses.
There are no differences in the basis of segmentation or in the basis of measurement of segment profit or loss from those used in our consolidated financial statements for the year ended December 31, 2016.

The table that follows presents Revenue, Income (Loss) from Operations and Depreciation and Amortization by business segment for each of the periods indicated.

	Three Months Ended
(in thousands)	Mar 31, 2017	Mar 31, 2016	Dec 31, 2016
Revenue
Oilfield
Remotely Operated Vehicles	$94,022	$147,621	$108,352
Subsea Products	150,639	194,812	149,052
Subsea Projects	62,956	129,422	94,096
Asset Integrity	52,658	69,600	59,938
Total Oilfield	360,275	541,455	411,438
Advanced Technologies	85,901	66,889	77,007
Total	$446,176	$608,344	$488,445
Income (Loss) from Operations
Oilfield
Remotely Operated Vehicles	$5,925	$26,987	$4,031
Subsea Products	11,483	40,640	4,068
Subsea Projects	187	6,789	2,421
Asset Integrity	2,267	434	3,197
Total Oilfield	19,862	74,850	13,717
Advanced Technologies	5,026	593	1,331
Unallocated Expenses	(25,038)	(27,344)	(18,907)
Total	$(150)	$48,099	$(3,859)
Depreciation and Amortization
Oilfield
Remotely Operated Vehicles	$29,229	$33,684	$29,552
Subsea Products	12,999	12,807	13,795
Subsea Projects	8,080	8,519	8,595
Asset Integrity	1,460	2,913	2,600
Total Oilfield	51,768	57,923	54,542
Advanced Technologies	797	734	791
Unallocated Expenses	1,098	1,124	954
Total	$53,663	$59,781	$56,287
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

Certain statements we make in this quarterly report on Form 10-Q are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements include, without limitation, statements regarding our expectations about:

•
second quarter and the full year of 2017 operating results and earnings per share, and the contributions from our segments to those results (including anticipated revenue, operating income and utilization information), as well as the items below the operating income line;

•	demand and business activity levels;

•
our plans for future operations (including planned additions to and retirements from our remotely operated vehicle ("ROV") fleet, our intent regarding the new multiservice subsea support vessel scheduled for delivery in the latter part of 2017, and other capital expenditures);

•	our future cash flows;

•	the adequacy of our liquidity, cash flows and capital resources;

•	our expectations regarding shares to be repurchased under our share repurchase plan;

•	our expectations regarding future dividends and their sustainability;

•	our anticipated tax rates and underlying assumptions;

•	the implementation of new accounting standards and related policies, procedures and controls;

•	seasonality; and

•	industry conditions.

These forward-looking statements are subject to various risks, uncertainties and assumptions, including those we have referred to under the headings "Risk Factors" and "Cautionary Statement Concerning Forward-Looking Statements" in Part I of our annual report on Form 10-K for the year ended December 31, 2016. Although we believe that the expectations reflected in such forward-looking statements are reasonable, because of the inherent limitations in the forecasting process, as well as the relatively volatile nature of the industries in which we operate, we can give no assurance that those expectations will prove to have been correct. Accordingly, evaluation of our future prospects must be made with caution when relying on forward-looking information.

The following discussion should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our annual report on Form 10-K for the year ended December 31, 2016.

Executive Overview

Our diluted earnings (loss) per share for the three months ended March 31, 2017 was $(0.08), as compared to $0.26 for the corresponding period of the prior year. Taking into account our results through March 31, 2017 and our outlook for the remainder of 2017, we project our 2017 diluted earnings per share to be less than our 2016 diluted earnings per share of $0.25.

For the second quarter of 2017, we anticipate seasonal operating income improvements from all of our oilfield business segments, except for Subsea Products, which we expect to be relatively flat.

For the full year 2017, we project that we will be marginally profitable at the operating income line on a consolidated basis. We anticipate continued lower global demand for deepwater drilling, field development, and inspection, maintenance and repair and installation activities due to the current and anticipated oil price environment, which has led to spending cuts from our customers and pricing pressure. Below the operating income line, we expect:

•	a loss on our equity investment in Medusa Spar LLC as production continues to decline; and

•	increased interest expense from higher interest rates, which affects our floating rate debt and our swaps to floating rates on $200 million of fixed-rate debt;

In the first quarter of 2017, we recognized an additional tax expense of $2.1 million for discrete items. The primary discrete tax expense item was $2.9 million related to the tax effects on the difference between book and tax amounts of share-based compensation paid in the periods. As a result of our implementation of Accounting Standards Update ("ASU") 2016-09, "Compensation – Stock Compensation – Improvements to Employee Share-Based Payment Accounting," these tax effects are recognized in our statements of operations effective January 1, 2017. Previously, these tax effects were reflected on our balance sheet as adjustments to additional paid-in capital. See Note 1 to the consolidated financial statements included in this report for further discussion of ASU 2016-09.

In the three-month periods ended March 31, 2017 and 2016, we incurred foreign exchange losses of $2.2 million and $5.9 million, respectively. The foreign exchange losses in 2016 primarily related to the Angolan kwanza and its declining exchange rate relative to the U.S. dollar. We did not incur significant exchange losses in any one currency during the three months ended March 31, 2017. Our foreign exchange losses are reflected in Other income (expense), net.

We added two new ROVs to our fleet during the three months ended March 31, 2017, resulting in a total of 282 ROVs in our ROV fleet. Since 2014, we have decreased our ROV fleet size as a result of lower market demand.

Critical Accounting Policies and Estimates

For information about our Critical Accounting Policies and Estimates, please refer to the discussion in our annual report on Form 10-K for the year ended December 31, 2016 under the heading "Critical Accounting Policies and Estimates" in Item 7 – "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Liquidity and Capital Resources

As of March 31, 2017, we had working capital of $769 million, including $463 million of cash and cash equivalents. Additionally, we had $500 million of borrowing capacity available under our revolving credit facility under a credit agreement with a group of banks (the "Credit Agreement"). The Credit Agreement includes a $300 million, three-year term loan and a $500 million, five-year, revolving credit facility. We consider our liquidity, cash flows and capital resources to be adequate to support our existing operations, capital commitments and anticipated dividends.

Our capital expenditures were $18 million during the first three months of 2017, as compared to $21 million during the first three months of last year. We currently estimate our capital expenditures for 2017, excluding business acquisitions, will be in the range of $90 million to $120 million, including $25 million of construction progress payments for the new multiservice subsea support vessel, to be named the Ocean Evolution, discussed below.

During the third quarter of 2013, we signed an agreement with a shipyard for the construction of a subsea support vessel, to be named the Ocean Evolution. We expect to take delivery of that vessel in the latter part of 2017. We intend for the vessel to be U.S.-flagged and documented with a coastwise endorsement by the U.S. Coast Guard. It is expected to have an overall length of 353 feet, a Class 2 dynamic positioning system, accommodations for 110 personnel, a helideck, a 250-ton active heave-compensated crane, and a working moonpool. We expect to outfit the vessel with two of our high specification work-class ROVs. The vessel will also be equipped with a satellite communications system capable of transmitting streaming video for real-time work observation by shore personnel. We anticipate the vessel will be used to augment our ability to provide subsea intervention services in the ultra-deep waters of the U.S. Gulf of Mexico. These services are required to perform inspection, maintenance and repair projects and hardware installations.

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

As of March 31, 2017, we had long-term debt in the principal amount of $800 million outstanding and $500 million available under our revolving credit facility provided under the Credit Agreement.

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

The Credit Agreement contains various covenants that we believe are customary for agreements of this nature, including, but not limited to, restrictions on our ability and the ability of each of our subsidiaries to incur debt, grant liens, make certain investments, make distributions, merge or consolidate, sell assets, enter into transactions with affiliates and enter into certain restrictive agreements. We are also subject to a maximum total capitalization ratio of 55%, as noted above. The Credit Agreement includes customary events of default and associated remedies. As of March 31, 2017, we were in compliance with all the covenants set forth in the Credit Agreement.

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

Our principal source of cash from operating activities is our net income, adjusted for the non-cash effects of, among other things, depreciation and amortization, deferred income taxes and noncash compensation under our share-based compensation plans. Our $59 million and $53 million of cash provided from operating activities in the three-month periods ended March 31, 2017 and 2016, respectively, were principally affected by cash increases (decreases) of:

•	$60 million and $36 million, respectively, from changes in accounts receivable;

•	$(6) million and $46 million, respectively, from changes in other operating assets; and

•	$(31) million and $(94) million, respectively, from changes in current liabilities.

We had an increase in cash related to accounts receivable in the three months ended March 31, 2017, as we had lower revenue in the quarter ended March 31, 2017 as compared to the fourth quarter of 2016, so, combined with our cash collections, our overall accounts receivable balances decreased. The first quarter 2016 increase in cash related to changes in other operating assets was largely attributable to a prepayment we made during 2015 to a steel tube vendor for material we received in 2016 for a steel tube umbilical contract. Each of the first quarter 2017 and 2016 decreases in cash related to current liabilities reflected lower business levels than we had during the fourth quarter of the respective immediately preceding fiscal year.

In the three months ended March 31, 2017, we used $31 million of cash in investing activities. The cash used in investing activities largely related to capital expenditures of $18 million. We also used $17 million in financing activities, primarily for the payment of cash dividends of $15 million. In the three months ended March 31, 2016, we used $37 million of cash in investing activities. The cash used in investing activities related to the capital expenditures. We also used $28 million in financing activities, primarily for the payment of cash dividends of $26 million.

We have not guaranteed any debt not reflected on our consolidated balance sheet, and we do not have any off-balance sheet arrangements, as defined by SEC rules.

In December 2014, our Board of Directors approved a plan to repurchase up to 10 million shares of our common stock. Under this plan, we had repurchased 2.0 million shares of our common stock for $100 million through March 31, 2017, all during 2015. We account for the shares we hold in treasury under the cost method, at average cost. The timing and amount of any future repurchases will be determined by our management. We expect that any additional shares repurchased under the plan will be held as treasury stock for possible future use. The plan does not obligate us to repurchase any particular number of shares.
From the second quarter of 2014 through the third quarter of 2016, we paid a quarterly dividend to our common shareholders of $0.27 per share. Starting in the fourth quarter of 2016, we have been paying a dividend of $0.15 per share. Our latest quarterly dividend was declared in April 2017 at $0.15 per share and is payable in June 2017. We believe it was prudent to lower our dividend rate to a sustainable level, in light of the projected low level of offshore activity through 2017.

Results of Operations

We operate in five business segments. The segments are contained within two businesses — services and products provided to the oil and gas industry ("Oilfield") and all other services and products ("Advanced Technologies"). Our Unallocated Expenses are those not associated with a specific business segment.

Consolidated revenue and profitability information is as follows:

	Three Months Ended
(dollars in thousands)	Mar 31, 2017	Mar 31, 2016	Dec 31, 2016
Revenue	$446,176	$608,344	$488,445
Gross Margin	44,855	97,480	51,071
Gross Margin %	10%	16%	10%
Operating Income (Loss)	(150)	48,099	(3,859)
Operating Income (Loss) %	—%	8%	(1)%

In our Subsea Projects segment, we generate a material amount of our consolidated revenue from contracts for services in the U.S. Gulf of Mexico, which has historically been more active from April through October, as compared to the rest of the year. The European operations of our Asset Integrity segment have historically been more active in the second and third quarters; however, the reduced customer spending levels in the current commodity price environment have substantially obscured this seasonality since mid-2014. Revenue in our ROV segment is generally subject to seasonal variations in demand, with our first quarter typically being the low quarter of the year. The level of our ROV seasonality primarily depends on the number of ROVs we have engaged in vessel-based subsea infrastructure inspection, maintenance and repair and installation, which is more seasonal than drilling support. Periods since mid-2014 reflect an exception, as there has been a general decline in offshore activity, which caused a decrease in our ROV days on hire and utilization during each sequential quarter from September 2014 through March 2017, with one exception. The number of ROV days on hire for the quarter ended June 2016 was slightly higher than that of the quarter ended March 2016. Revenue in our Subsea Products and Advanced Technologies segments has generally not been seasonal.

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

	Three Months Ended
(dollars in thousands)	Mar 31, 2017	Mar 31, 2016	Dec 31, 2016
Remotely Operated Vehicles
Revenue	$94,022	$147,621	$108,352
Gross Margin	13,022	35,322	13,079
Operating Income	5,925	26,987	4,031
Operating Income %	6%	18%	4%
Days available	25,219	28,819	25,684
Days utilized	11,488	16,005	12,745
Utilization	46%	56%	50%

Subsea Products
Revenue	150,639	194,812	149,052
Gross Margin	24,991	56,136	20,988
Operating Income	11,483	40,640	4,068
Operating Income %	8%	21%	3%
Backlog at end of period	407,000	576,000	431,000

Subsea Projects
Revenue	62,956	129,422	94,096
Gross Margin	4,024	11,509	6,245
Operating Income	187	6,789	2,421
Operating Income %	—%	5%	3%

Asset Integrity
Revenue	52,658	69,600	59,938
Gross Margin	8,381	7,343	12,428
Operating Income	2,267	434	3,197
Operating Income %	4%	1%	5%

Total Oilfield
Revenue	$360,275	$541,455	$411,438
Gross Margin	50,418	110,310	52,740
Operating Income	19,862	74,850	13,717
Operating Income %	6%	14%	3%

In general, our Oilfield business focuses on supplying services and products to the deepwater sector of the offshore market. We have experienced, and expect to continue to experience, lower global demand for deepwater drilling, field development, and inspection, maintenance and repair activities due to the decline in oil prices since June 2014. As a result, we are forecasting substantial decreases in each of our oilfield operating business segments for the full year of 2017 as compared to 2016.

We believe we are the world's largest provider of ROV services, and this business segment historically, but not currently, has been the largest contributor to our Oilfield business operating income. Our ROV segment revenue reflects the utilization percentages, fleet sizes and average pricing of the respective periods. Our ROV operating margins have declined during periods of lower utilization and pricing, as depreciation has become a higher percentage of revenue. In the full year of 2014, ROV depreciation and amortization was 14% of ROV revenue; in the full year of 2015, it was 18% of ROV revenue; in the full year 2016, it was 27% of revenue; and in the three months ended March 31, 2017 it was 31% of ROV revenue. Our ROV operating income decreased in the three-month periods ended March 31, 2017 compared to the corresponding period of the prior year, as a result of fewer days on hire and lower average revenue per day-on-hire. ROV operating income increased compared to the immediately preceding quarter, as the prior quarter included a total of $4.6 million of restructuring expenses and allowances for bad debts. We added two new ROVs to our fleet during the three months ended March 31, 2017, resulting in a total of 282 ROVs in our ROV fleet. We expect our second quarter 2017 ROV operating income to increase from that of the first quarter, from seasonal increases in days on hire. For the full year of 2017 compared to 2016, we expect ROV operating income to be up slightly, as 2016 included charges for inventory write-downs and fixed asset write-offs of $36.0 million.

To improve operational efficiency, in 2016 we reorganized our Subsea Products segment into two business units – (1) manufactured products and (2) service and rental. Manufactured products include production control umbilicals and specialty subsea hardware, while service and rental includes tooling, subsea work systems and installation and workover control systems. This internal reorganization did not affect our segment reporting structure or the historical comparability of our segment results. The following table presents revenue from manufactured products and service and rental, as their respective percentages of total Subsea Products revenue:

	Three Months Ended
	Mar 31, 2017	Mar 31, 2016	Dec 31, 2016
Manufactured products	71%	65%	64%

Service and rental	29%	35%	36%

Our Subsea Products revenue and operating income were lower in the three-month period ended March 31, 2017 compared to the corresponding period of the prior year, due to lower demand and pricing in both service and rental and manufactured products. Subsea Products operating income in the first quarter of 2017 was higher than that of the immediately preceding quarter as the prior quarter included a total of $3.8 million of restructuring and bad debt expenses, and the current quarter benefited from cost reductions taken in prior periods.

Our Subsea Products backlog was $407 million as of March 31, 2017, compared to $431 million as of December 31, 2016. The backlog decline was primarily in manufactured products, particularly in umbilicals. We expect Subsea Products operating income to be relatively flat in the second quarter 2017 compared to the first quarter. For the full year of 2017 compared to 2016, we expect lower Subsea Products operating income with operating margins in the mid-to-high single digit range.

Our Subsea Projects operating income was lower in the three-month period ended March 31, 2017 compared to the corresponding period of the prior year, as a result of generally lower vessel demand and pricing, and the release in May 2016 of the Bourbon Oceanteam 101, which was previously deployed under our field support vessel services contract offshore Angola. Our Subsea Projects operating income was lower in the three-month period ended March 31, 2017 compared to the immediately preceding quarter, as a result of pricing and demand in the U.S. Gulf of Mexico for deepwater vessel and diving services. In the second quarter of 2017, we expect higher operating income than we had for the first quarter, from a seasonal increase in U.S. Gulf of Mexico for deepwater vessel and diving services. For the full year of 2017 compared to 2016, we expect lower Subsea Projects operating income as a result of decreased global demand.

For the three months ended March 31, 2017, compared to the corresponding period of the prior year, Asset Integrity's operating results improved on lower revenue, as we benefited from restructuring efforts we made in prior periods. Compared to the immediately preceding quarter, our Asset Integrity revenue and operating income decreased due to seasonally decreased demand. For the second quarter of 2017, we expect Asset Integrity to experience a seasonal increase in operating income over the first quarter. For the full year of 2017 compared to

2016, we expect lower Asset Integrity revenue as a result of decreased demand, with operating income slightly higher as 2016 Asset Integrity results included charges totaling $6.4 million for restructuring and bad debts.

Advanced Technologies

Revenue and margin information was as follows:

	Three Months Ended
(dollars in thousands)	Mar 31, 2017	Mar 31, 2016	Dec 31, 2016
Revenue	$85,901	$66,889	$77,007
Gross Margin	10,072	5,827	7,692
Operating Income	5,026	593	1,331
Operating Income %	6%	1%	2%

Advanced Technologies operating income for the three-month period ended March 31, 2017 was higher than that of the corresponding period of the prior year, from improved execution on theme park and other commercial projects. Operating income in the first quarter of 2017 was higher than that of the immediately preceding quarter, due to increased commercial activities and work for the U.S. Navy. We expect an improvement in our Advanced Technologies operating income in the second quarter of 2017 compared to the first quarter, due to continued increased commercial activities and work for the U.S. Navy. For the full year of 2017 compared to 2016, we expect Advanced Technologies revenue and operating income to be higher than that of 2016, on increased activity in both our government contracting and commercial businesses, with improved execution.

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

The following table sets forth our Unallocated Expenses for the periods indicated.

	Three Months Ended
(dollars in thousands)	Mar 31, 2017	Mar 31, 2016	Dec 31, 2016
Gross margin expenses	$15,635	$18,657	$9,361
Operating income expenses	25,038	27,344	18,907
% of revenue	6%	4%	4%

Our Unallocated Expenses for the first quarter of 2017 increased from those of the immediately preceding quarter, primarily due to higher estimated incentive plan compensation. For the remainder of 2017, we expect our quarterly Unallocated Expenses to be in the mid-to-upper $20 million range.

Other

The following table sets forth our significant financial statement items below the income from operations line.

	Three Months Ended
(in thousands)	Mar 31, 2017	Mar 31, 2016	Dec 31, 2016
Interest income	$1,337	$295	$1,479
Interest expense, net of amounts capitalized	(6,268)	(6,392)	(6,394)
Equity in income (losses) of unconsolidated affiliates	(980)	526	(299)
Other income (expense), net	(2,556)	(5,988)	579
Provision for income taxes (benefit)	(1,083)	11,437	2,534

In addition to interest on borrowings, interest expense includes amortization of loan costs, fees for lender commitments under our revolving credit agreement and fees for standby letters of credit and bank guarantees that banks issue on our behalf for performance bonds, bid bonds and self-insurance requirements.

Foreign currency transaction gains and losses is the principal component of Other income (expense), net. In the three months ended March 31, 2017 and 2016, we incurred foreign currency transaction losses of $2.2 million and $5.9 million, respectively. In three months ended March 31, 2017, we did not incur significant currency losses in any one currency. The currency losses in 2016 primarily related to the Angolan kwanza and its declining exchange rate relative to the U.S. dollar, and related primarily to our cash balances in Angola. Conversion of cash balances from Angolan kwanza to U.S. dollars is controlled by the central bank in Angola, and the central bank slowed this process starting in mid-2015, causing our cash balances in kwanza to increase.

The provisions for income taxes were related to U.S. income taxes that we provided at estimated annual effective rates using assumptions as to earnings and other factors that would affect the tax provision for the remainder of the year, and to the operations of foreign branches and subsidiaries that were subject to local income and withholding taxes. We currently anticipate our effective tax rate for 2017, before discrete items, will be 37.0%. Factors that could affect our estimate of this rate include our profitability levels in general and the geographic mix in the sources of our results. We do not believe the effective rate is meaningful, as the rate is less significant at a low pretax income or a pretax loss position. The effective tax rate, before discrete items, of 37.0% for the period ended March 31, 2017 was higher than the federal statutory rate of 35.0%, primarily due to non-deductible expenses partially offset by our intention to continue to indefinitely reinvest in certain of our international operations.  The effective tax rate of 31.3% for the period ended March 31, 2016 was lower than the federal statutory rate of 35.0%, primarily due to our intention to indefinitely reinvest in certain of our international operations.  We do not provide for U.S. taxes on the portion of our foreign earnings we indefinitely reinvest.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are currently exposed to certain market risks arising from transactions we have entered into in the normal course of business. These risks relate to interest rate changes and fluctuations in foreign exchange rates. We do not believe these risks are material. We have not entered into any market risk sensitive instruments for speculative or trading purposes. When we have a significant amount of borrowings, we typically manage our exposure to interest rate changes through the use of a combination of fixed- and floating-rate debt. See Note 3 of Notes to Consolidated Financial Statements included in this report for a description of our revolving credit facility and interest rates on our borrowings. We have two interest rate swaps in place on a total of $200 million of the Senior Notes for the period to November 2024. The agreements swap the fixed interest rate of 4.650% on $100 million of the Senior Notes to the floating rate of one month LIBOR plus 2.426% and one month LIBOR plus 2.823% on another $100 million. We believe significant interest rate changes would not have a material near-term impact on our future earnings or cash flows.
Because we operate in various oil and gas exploration and production regions in the world, we conduct a portion of our business in currencies other than the U.S. dollar. The functional currency for several of our international operations is the applicable local currency. A stronger U.S. dollar against the U.K. pound sterling, the Norwegian kroner and the Brazilian real may result in lower operating income. We manage our exposure to changes in foreign exchange rates principally through arranging compensation in U.S. dollars or freely convertible currency and, to the extent possible, by limiting compensation received in other currencies to amounts necessary to meet obligations denominated in those currencies. We use the exchange rates in effect as of the balance sheet date to translate assets and liabilities as to which the functional currency is the local currency, resulting in translation adjustments that we reflect as accumulated other comprehensive income or loss in the shareholders' equity section of our Consolidated Balance Sheets. We recorded net adjustments to our equity accounts of $(7.1) million and $34.6 million in the periods ended March 31, 2017 and 2016, respectively. Negative adjustments reflect the net impact of the strengthening of the U.S. dollar against various foreign currencies for locations where the functional currency is not the U.S. dollar. Conversely, positive adjustments reflect the effect of a weakening U.S. dollar.

We recorded foreign currency transaction losses of $2.2 million and $5.9 million in the three-month periods ended March 31, 2017 and 2016, respectively. Those losses are included in Other expense, net in our Consolidated Statements of Operations in those respective periods. Since the second quarter of 2015, the exchange rate for the Angolan kwanza relative to the U.S. dollar generally has been declining. As our functional currency in Angola is the U.S. dollar, we recorded foreign currency transaction losses related to the kwanza of $0.5 million and $7.0 million in the three-month periods ended March 31, 2017 and 2016, respectively, as a component of Other income (expense), net in our Consolidated Statements of Operations for those respective periods. Our foreign currency transaction losses related primarily to the remeasurement of our Angolan kwanza cash balances to U.S. dollars. Conversion of cash balances from kwanza to U.S. dollars is controlled by the central bank in Angola, and the central bank has slowed this process since mid-2015, causing our kwanza cash balances to subsequently increase. As of March 31, 2017, we had the equivalent of approximately $21 million of kwanza cash balances in Angola reflected on our balance sheet.

To mitigate our currency exposure risk in Angola, through March 31, 2017 we used kwanza to purchase $59 million equivalent Angolan central bank (Banco Nacional de Angola) bonds with various maturities throughout 2018. These bonds are denominated as U.S. dollar equivalents, so that, upon payment of semi-annual interest and principal upon maturity, payment is made in kwanza, equivalent to the respective U.S. dollars at the then-current exchange rate. We have classified these instruments as held-to-maturity, and have recorded the original cost on our balance sheet as other non-current assets.

Item 4.        Controls and Procedures.

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2017 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There has been no change in our internal control over financial reporting that occurred during the three months ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6.    Exhibits.

			Registration or File Number	Form of Report	Report Date	Exhibit Number
*	3.01	Restated Certificate of Incorporation	1-10945	10-K	Dec. 2000	3.01
*	3.02	Certificate of Amendment to Restated Certificate of Incorporation	1-10945	8-K	May 2008	3.1
*	3.03	Certificate of Amendment to Restated Certificate of Incorporation	1-10945	8-K	May 2014	3.1
*	3.04	Amended and Restated Bylaws	1-10945	8-K	Aug. 2015	3.1
*	10.01	Form of 2017 Performance Unit Agreement, including 2017 Performance Award: Goals and Measures	1-10945	8-K	Feb. 2017	10.1
*	10.02	Form of 2017 Restricted Stock Unit Agreement	1-10945	8-K	Feb. 2017	10.2
*	10.03	Form of 2017 Nonemployee Director Restricted Stock Agreement	1-10945	8-K	Feb. 2017	10.3
*	10.04	2017 Nonemployee Director Restricted Stock Agreement for Mr. Hughes	1-10945	8-K	Feb. 2017	10.4
*	10.05	2017 Annual Cash Bonus Award Program Summary	1-10945	8-K	Feb. 2017	10.5
*	10.06	Retention Agreement dated February 24, 2017 for Mr. Gerner	1-10945	8-K	Feb. 2017	10.6
	12.01	Computation of Ratio of Earnings to Fixed Charges
	31.01	Rule 13a – 14(a)/15d – 14(a) certification of principal executive officer
	31.02	Rule 13a – 14(a)/15d – 14(a) certification of principal financial officer
	32.01	Section 1350 certification of principal executive officer
	32.02	Section 1350 certification of principal financial officer
	101.INS	XBRL Instance Document
	101.SCH	XBRL Taxonomy Extension Schema Document
	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
	101.LAB	XBRL Taxonomy Extension Label Linkbase Document
	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

	*	Exhibit previously filed with the Securities and Exchange Commission, as indicated, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 3, 2017	/S/ M. KEVIN MCEVOY
Date	M. Kevin McEvoy
Chief Executive Officer
(Principal Executive Officer)

May 3, 2017	/S/ ALAN R. CURTIS
Date	Alan R. Curtis
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

May 3, 2017	/S/ W. CARDON GERNER
Date	W. Cardon Gerner
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Index to Exhibits

			Registration or File Number	Form of Report	Report Date	Exhibit Number
*	3.01	Restated Certificate of Incorporation	1-10945	10-K	Dec. 2000	3.01
*	3.02	Certificate of Amendment to Restated Certificate of Incorporation	1-10945	8-K	May 2008	3.1
*	3.03	Certificate of Amendment to Restated Certificate of Incorporation	1-10945	8-K	May 2014	3.1
*	3.04	Amended and Restated Bylaws	1-10945	8-K	Aug. 2015	3.1
*	10.01	Form of 2017 Performance Unit Agreement, including 2017 Performance Award: Goals and Measures	1-10945	8-K	Feb. 2017	10.1
*	10.02	Form of 2017 Restricted Stock Unit Agreement	1-10945	8-K	Feb. 2017	10.2
*	10.03	Form of 2017 Nonemployee Director Restricted Stock Agreement	1-10945	8-K	Feb. 2017	10.3
*	10.04	2017 Nonemployee Director Restricted Stock Agreement for Mr. Hughes	1-10945	8-K	Feb. 2017	10.4
*	10.05	2017 Annual Cash Bonus Award Program Summary	1-10945	8-K	Feb. 2017	10.5
*	10.06	Retention Agreement dated February 24, 2017 for Mr. Gerner	1-10945	8-K	Feb. 2017	10.6
	12.01	Computation of Ratio of Earnings to Fixed Charges
	31.01	Rule 13a – 14(a)/15d – 14(a) certification of principal executive officer
	31.02	Rule 13a – 14(a)/15d – 14(a) certification of principal financial officer
	32.01	Section 1350 certification of principal executive officer
	32.02	Section 1350 certification of principal financial officer
	101.INS	XBRL Instance Document
	101.SCH	XBRL Taxonomy Extension Schema Document
	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
	101.LAB	XBRL Taxonomy Extension Label Linkbase Document
	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

	*	Exhibit previously filed with the Securities and Exchange Commission, as indicated, and incorporated herein by reference.