Form 10-Q
period 2017-06-30
OCEANEERING INTERNATIONAL INC
filed 2017-08-03
CIK 73756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
☐ Yes    ☑ No
Number of shares of Common Stock outstanding as of July 28, 2017: 98,269,623

Oceaneering International, Inc.
Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	Jun 30, 2017	Dec 31, 2016
(in thousands, except share data)
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$482,339	$450,193
Accounts receivable, net of allowances for doubtful accounts of $5,543 and $8,288	466,456	489,749
Inventory, net	266,636	280,130
Other current assets	46,274	42,523
Total Current Assets	1,261,705	1,262,595
Property and Equipment, at cost	2,744,441	2,728,125
Less accumulated depreciation	1,644,251	1,574,867
Net Property and Equipment	1,100,190	1,153,258
Other Assets:
Goodwill	450,801	443,551
Other non-current assets	279,105	270,911
Total Other Assets	729,906	714,462
Total Assets	$3,091,801	$3,130,315
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$81,676	$77,593
Accrued liabilities	401,230	430,771
Total Current Liabilities	482,906	508,364
Long-term Debt	794,099	793,058
Other Long-term Liabilities	323,651	312,250
Commitments and Contingencies
Shareholders’ Equity:
Common Stock, par value $0.25 per share; 360,000,000 shares authorized; 110,834,088 shares issued	27,709	27,709
Additional paid-in capital	221,731	227,566
Treasury stock; 12,567,965 and 12,768,726 shares, at cost	(719,706)	(731,202)
Retained earnings	2,260,353	2,295,234
Accumulated other comprehensive loss	(298,942)	(302,664)
Total Shareholders' Equity	1,491,145	1,516,643
Total Liabilities and Shareholders' Equity	$3,091,801	$3,130,315
The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2017	2016	2017	2016
Revenue	$515,036	$625,539	$961,212	$1,233,883
Cost of services and products	461,465	530,306	862,786	1,041,170
Gross Margin	53,571	95,233	98,426	192,713
Selling, general and administrative expense	44,181	56,853	89,186	106,234
Income from Operations	9,390	38,380	9,240	86,479
Interest income	2,045	1,442	3,382	1,737
Interest expense, net of amounts capitalized	(7,599)	(6,207)	(13,867)	(12,599)
Equity in income (losses) of unconsolidated affiliates	(394)	263	(1,374)	789
Other expense, net	(58)	(1,405)	(2,614)	(7,393)
Income (Loss) before Income Taxes	3,384	32,473	(5,233)	69,013
Provision for income taxes	1,252	10,164	169	21,601
Net Income (Loss)	$2,132	$22,309	$(5,402)	$47,412

Weighted average shares outstanding
Basic	98,263	98,060	98,201	98,006
Diluted	98,751	98,424	98,201	98,355
Earnings (Loss) per Share
Basic	$0.02	$0.23	$(0.06)	$0.48
Diluted	$0.02	$0.23	$(0.06)	$0.48
Cash Dividends declared per Share	$0.15	$0.27	$0.30	$0.54
The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
Net Income (Loss)	$2,132	$22,309	$(5,402)	$47,412

Other comprehensive income (loss), net of tax:

Foreign currency translation adjustments	10,783	(19,807)	3,722	14,835

Total other comprehensive income (loss)	10,783	(19,807)	3,722	14,835

Total Comprehensive Income (Loss)	$12,915	$2,502	$(1,680)	$62,247

The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
(in thousands)	2017	2016
Cash Flows from Operating Activities:
Net income (loss)	$(5,402)	$47,412
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	106,967	119,760
Deferred income tax provision (benefit)	(23,771)	761
Net loss on sales of property and equipment	320	8
Noncash compensation	7,710	8,558
Excluding the effects of acquisitions, increase (decrease) in cash from:
Accounts receivable	23,293	65,660
Inventory	13,494	(14,570)
Other operating assets	(10,855)	48,533
Currency translation effect on working capital, excluding cash	(5,961)	3,593
Current liabilities	(25,258)	(119,182)
Other operating liabilities	22,067	(15,932)
Total adjustments to net income	108,006	97,189
Net Cash Provided by Operating Activities	102,604	144,601
Cash Flows from Investing Activities:
Purchases of property and equipment	(41,300)	(52,944)
Other investing activities	(1,014)	(30,158)
Distributions of capital from unconsolidated affiliates	1,424	3,926
Dispositions of property and equipment	630	1,976
Net Cash Used in Investing Activities	(40,260)	(77,200)
Cash Flows from Financing Activities:
Cash dividends	(29,479)	(52,952)
Other financing activities	(2,049)	(1,945)
Net Cash Used in Financing Activities	(31,528)	(54,897)
Effect of exchange rates on cash	1,330	(4,549)
Net Increase in Cash and Cash Equivalents	32,146	7,955
Cash and Cash Equivalents—Beginning of Period	450,193	385,235
Cash and Cash Equivalents—End of Period	$482,339	$393,190
The accompanying Notes are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    SUMMARY OF MAJOR ACCOUNTING POLICIES

Basis of Presentation. We have prepared these unaudited consolidated financial statements pursuant to instructions for quarterly reports on Form 10-Q, which we are required to file with the U.S. Securities and Exchange Commission (the "SEC"). These financial statements do not include all information and footnotes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). These financial statements reflect all adjustments that we believe are necessary to present fairly our financial position as of June 30, 2017 and our results of operations and cash flows for the periods presented. Except as otherwise disclosed herein, all such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in our annual report on Form 10-K for the year ended December 31, 2016. The results for interim periods are not necessarily indicative of annual results.
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
We capitalize interest on assets where the construction period is anticipated to be more than three months. We capitalized $1.2 million and $0.9 million of interest in the three-month periods ended June 30, 2017 and 2016, respectively, and $2.2 million and $1.8 million in the six-month periods ended June 30, 2017 and 2016, respectively. We do not allocate general administrative costs to capital projects.
Our management periodically, and upon the occurrence of a triggering event, reviews the realizability of our property and equipment and long-lived intangible assets to determine whether any events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. For long-lived assets to be held and used, we base our evaluation on impairment indicators such as the nature of the assets, the future economic benefits of the assets, any historical or future profitability measurements and other external market conditions or factors that may be present. If such impairment indicators are present or other factors exist that indicate that the carrying amount of an asset may not be recoverable, we determine whether an impairment has occurred through the use of an undiscounted cash flows analysis of the asset at the lowest level for which identifiable cash flows exist. If an impairment has occurred, we recognize a loss for the difference between the carrying amount and the fair value of the asset. For assets held for sale or disposal, the fair value of the asset is measured using fair market value less estimated costs to sell. Assets are classified as held-for-sale when we have a plan for disposal of certain assets and those assets meet the held for sale criteria.

Business Acquisitions. We account for business combinations using the acquisition method of accounting, and, in each case, we allocate the acquisition price to the assets acquired and liabilities assumed based on their fair market values at the date of acquisition.

Goodwill. Under existing GAAP at December 31, 2016, in our annual evaluation of goodwill for impairment, we first assessed qualitative factors to determine whether the existence of events or circumstances led to a determination that it was more likely than not that the fair value of a reporting unit was less than its carrying amount. If, after assessing the totality of events or circumstances, we determined it was more likely than not that the fair value of a reporting unit was less than its carrying amount, we were required to perform the first step of the two-step impairment test. We tested the goodwill attributable to each of our reporting units for impairment as of December 31, 2016 and concluded that there was no impairment. In January 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2017-04 "Intangibles – Goodwill and Other (Topic 350) Simplifying the Test for Goodwill Impairment." This update simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Under the amendments in this update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. However, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The amendments in this update are effective beginning January 1, 2020. Early adoption is permitted for testing dates after January 1, 2017, and the update is to be applied on a prospective basis. We adopted this update effective January 1, 2017.

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

We have formed a project team to implement this standard, and our project team has performed an initial assessment of our revenue streams, has completed its preliminary assessment of our contract population relevant to the standard, and has analyzed the impacts that ASU 2014-09 may have on our business. We believe that our project plan will enable us to complete all of the required work to assess our revenue position, create the necessary policies, procedures and controls and calculate the cumulative effect of applying ASU 2014-09 at the date of initial application, in line with the timeline and requirements of the standard.

At this time, we have identified the following areas of our business that we expect to see some effects from the application of ASU 2014-09. We anticipate that elements of our product-related revenue and margins will be accelerated as a result of the standard's treatment of contracts meeting the requirements of over-time recognition as compared to revenues recognized upon delivery currently. Additionally, ASU 2014-09 requires revenue recognition related to uninstalled materials if certain criteria are met. We expect that contracts within our Subsea Products segment will meet this criteria, and, as a result, we expect more variability in gross margin percentages on a period-to-period basis.  We do not expect the changes to be significant in the context of our overall results for 2018, and we are evaluating the projected adjustment to be recorded to retained earnings at the start of the transition period and the required disclosures.

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

In March 2016, the FASB issued ASU 2016-09, "Compensation – Stock Compensation – Improvements to Employee Share-Based Payment Accounting." This update simplifies several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and the classification on the statement of cash flows. In addition, the update allows an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. The element of the update that will have the most impact on our financial statements will be income tax consequences. See Note 6 -"Income Taxes" - for the effect this update has had on our income taxes in 2017. Excess tax benefits and tax deficiencies on share-based compensation awards are now included in our tax provision within our condensed consolidated statement of operations as discrete items in the reporting period in which they occur, rather than (as was the previous accounting treatment) recording in additional paid-in capital on our condensed consolidated balance sheets. We have also elected to continue our current policy of estimating forfeitures of share-based compensation awards at the time of grant and revising in subsequent periods to reflect actual forfeitures. In our consolidated statement of cash flows for the six-month period ended June 30, 2016, we have reclassified two items to conform with the presentation specified under ASU 2016-09: (1) we have reclassified the effect related to the tax deficiency associated with share-based compensation from financing activities to operating activities; and (2) we have reclassified the amounts related to withholding tax payments from operating activities to financing activities. Other than these two cash flow items applied retrospectively, we have implemented ASU 2016-09 prospectively beginning January 1, 2017.

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

2.    INVENTORY
The following is information regarding our inventory:

(in thousands)	Jun 30, 2017	Dec 31, 2016
Inventory, net:
Remotely operated vehicle parts and components	$117,168	$118,236
Other inventory, primarily raw materials	149,468	161,894
Total	$266,636	$280,130

3.    DEBT
Long-term Debt consisted of the following:

(in thousands)	Jun 30, 2017	Dec 31, 2016
4.650% Senior Notes due 2024:
Principal amount of the notes	$500,000	$500,000
Issuance costs, net of amortization	(5,042)	(5,385)
Fair value of interest rate swaps on $200 million of principal	(859)	(1,557)
Term Loan Facility	300,000	300,000
Revolving Credit Facility	—	—
Long-term Debt	$794,099	$793,058

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

In November 2015, we entered into Agreement and Amendment No. 1 to Credit Agreement ("Amendment No. 1"). Amendment No. 1 amended the Credit Agreement to (1) replace the maximum leverage ratio financial covenant with a new financial covenant restricting the maximum total capitalization ratio (defined in Amendment No. 1 to be the ratio of consolidated debt to total capitalization) to 55% and (2) extend the maturities of the Term Loan Facility and the Revolving Credit Facility by one year each, which maturity terms have since been superseded by amendment, as described below.

In November 2016, we entered into Agreement and Amendment No. 2 to Credit Agreement ("Amendment No. 2"). Amendment No. 2 amended the Credit Agreement to, among other things, extend the maturities of the Term Loan Facility and the Revolving Credit Facility to October 25, 2019 and October 25, 2021, respectively, with the extending Lenders, which represent 90% of the existing commitments of the Lenders, such that (a) the total commitments for the Revolving Credit Facility will be $500 million until October 25, 2020 and thereafter $450 million until October 25, 2021, and (b) the outstanding term loan advances pursuant to the Term Loan Facility will be $300 million until October 27, 2018 and thereafter $270 million until October 25, 2019. The total commitments for the Revolving Credit Facility and the outstanding term loan advances pursuant to the Term Loan Facility have since been superseded by amendment, as described below.

In June 2017, we entered into Agreement and Amendment No. 3 to Credit Agreement ("Amendment No. 3"). Amendment No. 3 amended the Credit Agreement such that (1) the total commitments for the Revolving Credit Facility are $500 million until October 25, 2021 and (2) the outstanding term loan maturities pursuant to the Term Loan Facility are $300 million until October 25, 2019.

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

The Credit Agreement contains various covenants that we believe are customary for agreements of this nature, including, but not limited to, restrictions on our ability and the ability of each of our subsidiaries to incur debt, grant liens, make certain investments, make distributions, merge or consolidate, sell assets, enter into transactions with affiliates and enter into certain restrictive agreements. We are also subject to a maximum total capitalization ratio of 55%, as noted above. The Credit Agreement includes customary events of default and associated remedies. As of June 30, 2017, we were in compliance with all the covenants set forth in the Credit Agreement.

We incurred $6.9 million of issuance costs related to the Senior Notes and $2.2 million of new loan costs, including costs of the Amendments, related to the Credit Agreement. We are amortizing these costs, which are included on our balance sheet, net of accumulated amortization, as a reduction of debt for the Senior Notes and as an other non-current asset for the Credit Agreement, to interest expense over ten years for the Senior Notes and over six years for the Credit Agreement. Please refer to Note 4 - "Commitments and Contingencies" - for more information on our interest rate swaps.

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

The carrying values of cash and cash equivalents approximate their fair values due to the short-term maturity of the underlying instruments. Accounts receivable are generated from a broad group of customers, primarily from within the energy industry, which is our major source of revenue. Due to their short-term nature, carrying values of our accounts receivable and accounts payable approximate fair market values. We had borrowings of $300 million as of June 30, 2017 under our Term Loan Facility. Due to the short-term nature of the associated interest rate periods, the carrying value of our debt under the Term Loan Facility approximates its fair value. The fair value of this debt is classified as Level 2 in the fair value hierarchy under U.S. GAAP (inputs other than quoted prices in active markets for similar assets and liabilities that are observable or can be corroborated by observable market data for substantially the full term for the assets or liabilities).

We estimated the fair market value of the Senior Notes to be $492 million as of June 30, 2017, based on quoted prices. Since the market for the Senior Notes is not an active market, the fair value of the Senior Notes is classified within Level 2 in the fair value hierarchy under U.S. GAAP.

We have two interest rate swaps in place on a total of $200 million of the Senior Notes for the period to November 2024. The agreements swap the fixed interest rate of 4.650% on $100 million of the Senior Notes to the floating rate of one month LIBOR plus 2.426% and one month LIBOR plus 2.823% on another $100 million. We estimate the combined fair value of the interest rate swaps to be a net liability of $0.9 million as of June 30, 2017, with $1.7 million included on our balance sheet in our other long-term liabilities, and $0.8 million included in non-current assets. These values were arrived at using a discounted cash flow model using Level 2 inputs.

Since the second quarter of 2015, the exchange rate for the Angolan kwanza relative to the U.S. dollar generally has been declining, although the exchange rate was relatively stable during the six-month period ended June 30, 2017. As our functional currency in Angola is the U.S. dollar, we recorded foreign currency transaction losses related to the kwanza of $1.2 million and $8.2 million in the three- and six-month periods ended June 30, 2016, respectively, as a component of Other expense, net in our Consolidated Statements of Operations for those respective periods. Our foreign currency transaction losses related primarily to the remeasurement of our Angolan kwanza cash balances to U.S. dollars. Conversion of cash balances from kwanza to U.S. dollars is controlled by the central bank in Angola, and the central bank has slowed this process since mid-2015, causing our kwanza cash balances to subsequently increase. As of June 30, 2017, we had the equivalent of approximately $34 million of kwanza cash balances in Angola reflected on our balance sheet.
To mitigate our currency exposure risk in Angola, through June 30, 2017 we used kwanza to purchase $59 million equivalent Angolan central bank (Banco Nacional de Angola) bonds with various maturities throughout 2018. These bonds are denominated as U.S. dollar equivalents, so that, upon payment of semi-annual interest and principal upon maturity, payment is made in kwanza, equivalent to the respective U.S. dollars at the then-current exchange rate. We have classified these instruments as held-to-maturity, and have recorded the original cost on our balance sheet as other non-current assets. We estimated the fair market value of the Angolan bonds to be $57 million at June 30, 2017 using quoted prices. Since the market for the Angolan bonds is not an active market, the fair value of the Angolan bonds is classified within Level 2 in the fair value hierarchy under U.S. GAAP.

5.    EARNINGS PER SHARE, SHARE-BASED COMPENSATION AND SHARE REPURCHASE PLAN
Earnings per Share. For each period presented, the only difference between our calculated weighted average basic and diluted number of shares outstanding is the effect of outstanding restricted stock units. In periods where we have a net loss, the effect of our outstanding restricted stock units is anti-dilutive, and therefore does not increase our diluted shares outstanding.
For each period presented, our net income (loss) allocable to both common shareholders and diluted common shareholders is the same as our net income (loss) in our consolidated statements of operations.

Dividends. From the second quarter of 2014 through the third quarter of 2016, we paid a quarterly dividend to our common shareholders of $0.27 per share. Starting in the fourth quarter of 2016, we have been paying a dividend of $0.15 per share. Our latest quarterly dividend is $0.15 per share and was declared in July 2017 and is payable in September 2017.
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
For each of the restricted stock units granted in 2015 through 2017, at the earlier of three years after grant or at termination of employment or service, the grantee will be issued one share of our common stock for each unit vested. As of June 30, 2017 and December 31, 2016, respective totals of 1,259,039 and 1,052,007 shares of restricted stock or restricted stock units were outstanding.
We estimate that share-based compensation cost not yet recognized related to shares of restricted stock or restricted stock units, based on their grant-date fair values, was $18 million at June 30, 2017. This expense is being recognized on a staged-vesting basis over three years for awards attributable to individuals meeting certain age and years-of-service requirements, and on a straight-line basis over the applicable vesting period of one or three years for the other awards.
Share Repurchase Plan. In December 2014, our Board of Directors approved a plan to repurchase up to 10 million shares of our common stock. Under this plan, we had repurchased 2.0 million shares of our common stock for $100 million through December 31, 2016. We did not repurchase any shares under the plan during the six-month period ended June 30, 2017. We account for the shares we hold in treasury under the cost method, at average cost.

6.    INCOME TAXES

During interim periods, we provide for income taxes based on our current estimated annual effective tax rate using assumptions as to (1) earnings and other factors that would affect the tax provision for the remainder of the year and (2) the operations of foreign branches and subsidiaries that are subject to local income and withholding taxes. In the six-month period ended June 30, 2017, we recognized additional tax expense of $1.2 million from discrete items. The primary discrete tax expense item was $2.9 million as a result of our implementation of ASU 2016-09, "Compensation – Stock Compensation – Improvements to Employee Share-Based Payment Accounting." Excess tax benefits and tax deficiencies on share-based compensation awards are now included in our tax provision within our condensed consolidated statement of operations as discrete items in the reporting period in which they occur, rather than (as was the previous accounting treatment) recording in additional paid-in capital on our condensed consolidated balance sheets. See Note 1 for further discussion of ASU 2016-09. The effective tax rate, before discrete items, of 20.4% for the six months ended June 30, 2017 was less beneficial than the federal statutory rate of 35.0%, primarily due to non-deductible expenses partially offset by our intention to continue to indefinitely reinvest in certain of our international operations.  We do not believe that this effective rate is meaningful, as the rate is less significant at a low pretax income or a pretax loss position. The effective tax rate, before discrete items, of 31.3% for the six months ended June 30, 2016 was lower than the federal statutory rate of 35.0%, primarily due to our intention to indefinitely reinvest in certain of our international operations.  We do not provide for U.S. taxes on the portion of our foreign earnings we indefinitely reinvest.
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
We account for any applicable interest and penalties on uncertain tax positions as a component of our provision for income taxes on our financial statements. Including associated foreign tax credits and penalties and interest, we have accrued a net total of $5.2 million in Other Long-term Liabilities on our balance sheet for unrecognized tax benefits as of June 30, 2017. All additions or reductions to those liabilities would affect our effective income tax rate in the periods of change.

Our tax returns are subject to audit by taxing authorities in multiple jurisdictions. These audits often take years to complete and settle. The following lists the earliest tax years open to examination by tax authorities where we have significant operations:

Jurisdiction	Periods
United States	2013
United Kingdom	2013
Norway	2007
Angola	2013
Brazil	2011
Australia	2012

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

	Three Months Ended			Six Months Ended
(in thousands)	Jun 30, 2017	Jun 30, 2016	Mar 31, 2017	Jun 30, 2017	Jun 30, 2016
Revenue
Oilfield
Remotely Operated Vehicles	$103,432	$139,641	$94,022	$197,454	$287,262
Subsea Products	174,893	190,897	150,639	325,532	385,709
Subsea Projects	75,545	138,662	62,956	138,501	268,084
Asset Integrity	58,192	73,864	52,658	110,850	143,464
Total Oilfield	412,062	543,064	360,275	772,337	1,084,519
Advanced Technologies	102,974	82,475	85,901	188,875	149,364
Total	$515,036	$625,539	$446,176	$961,212	$1,233,883
Income (Loss) from Operations
Oilfield
Remotely Operated Vehicles	$10,376	$18,020	$5,925	$16,301	$45,007
Subsea Products	10,552	25,121	11,483	22,035	65,761
Subsea Projects	3,000	10,237	187	3,187	17,026
Asset Integrity	3,755	(805)	2,267	6,022	(371)
Total Oilfield	27,683	52,573	19,862	47,545	127,423
Advanced Technologies	7,632	5,528	5,026	12,658	6,121
Unallocated Expenses	(25,925)	(19,721)	(25,038)	(50,963)	(47,065)
Total	$9,390	$38,380	$(150)	$9,240	$86,479
Depreciation and Amortization
Oilfield
Remotely Operated Vehicles	$29,036	$34,026	$29,229	$58,265	$67,710
Subsea Products	12,785	12,952	12,999	25,784	25,759
Subsea Projects	7,781	8,353	8,080	15,861	16,872
Asset Integrity	1,780	2,843	1,460	3,240	5,756
Total Oilfield	51,382	58,174	51,768	103,150	116,097
Advanced Technologies	784	806	797	1,581	1,540
Unallocated Expenses	1,138	999	1,098	2,236	2,123
Total	$53,304	$59,979	$53,663	$106,967	$119,760
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

Certain statements we make in this quarterly report on Form 10-Q are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements include, without limitation, statements regarding our expectations about:

•
third quarter and the full year of 2017 operating results and earnings per share, and the contributions from our segments to those results (including anticipated revenue, operating income and utilization information), as well as the items below the operating income line;

•	demand and business activity levels;

•
our plans for future operations (including planned additions to and retirements from our remotely operated vehicle ("ROV") fleet, our intent regarding the new multiservice subsea support vessel scheduled for delivery at the end of December 2017 and to be placed into service during the first quarter of 2018, and other capital expenditures);

•	our future cash flows;

•	the adequacy of our liquidity, cash flows and capital resources;

•	our expectations regarding shares to be repurchased under our share repurchase plan;

•	our expectations regarding future dividends and their sustainability;

•	our assumptions that could affect our estimated tax rate;

•	the implementation of new accounting standards and related policies, procedures and controls;

•	seasonality; and

•	industry conditions.

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

Executive Overview

Our diluted earnings (loss) per share for the three- and six-month periods ended June 30, 2017 were $0.02 and $(0.06), respectively, as compared to $0.23 and $0.48, respectively, for the corresponding periods of the prior year. Taking into account our results through June 30, 2017 and our outlook for the remainder of 2017, we project our 2017 diluted earnings per share to be less than our 2016 diluted earnings per share of $0.25.

For the third quarter of 2017, we anticipate improvements in operating income from our Subsea Products and Subsea Projects segments compared to the second quarter of 2017. The operating income of the remaining business segments is expected to be slightly lower compared to the preceding quarter.

For the full year 2017, we project that we will be marginally profitable at the operating income line on a consolidated basis. We anticipate continued lower global demand for deepwater drilling, field development, and inspection, maintenance and repair and installation activities due to the current and anticipated oil price environment, which has led to spending cuts by our customers and pricing pressure. Below the operating income line, we expect:

•	increased interest expense from higher interest rates, which affect our floating rate debt and our swaps to floating rates on $200 million of fixed-rate debt; and

•	a loss on our equity investment in Medusa Spar LLC, as production continues to decline.

In the first half of 2017, we recognized an additional tax expense of $1.2 million for discrete items. The primary discrete tax expense item was $2.9 million related to the tax effects on the difference between book and tax amounts of share-based compensation paid in the periods. As a result of our implementation of Accounting Standards Update ("ASU") 2016-09, "Compensation – Stock Compensation – Improvements to Employee Share-

Based Payment Accounting," these tax effects are recognized in our statements of operations effective January 1, 2017. Previously, these tax effects were reflected on our balance sheet as adjustments to additional paid-in capital. See Note 1 to the consolidated financial statements included in this report for further discussion of ASU 2016-09.

In the six-month periods ended June 30, 2017 and 2016, we incurred foreign exchange losses of $2.1 million and $7.1 million, respectively. The foreign exchange losses in 2016 primarily related to the Angolan kwanza and its declining exchange rate relative to the U.S. dollar. We did not incur significant exchange losses in any one currency during the six months ended June 30, 2017. Our foreign exchange losses are reflected in Other income (expense), net.

We added three new ROVs to our fleet during the six months ended June 30, 2017 and retired four, resulting in a total of 279 ROVs in our ROV fleet. Since 2014, we have been decreasing our ROV fleet size as a result of lower market demand.

Critical Accounting Policies and Estimates

For information about our Critical Accounting Policies and Estimates, please refer to the discussion in our annual report on Form 10-K for the year ended December 31, 2016 under the heading "Critical Accounting Policies and Estimates" in Item 7 – "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Liquidity and Capital Resources

As of June 30, 2017, we had working capital of $779 million, including $482 million of cash and cash equivalents. Additionally, we had $500 million of borrowing capacity available under our revolving credit facility under a credit agreement with a group of banks (the "Credit Agreement"). The Credit Agreement includes a $300 million, three-year term loan and a $500 million, five-year, revolving credit facility. We consider our liquidity, cash flows and capital resources to be adequate to support our existing operations, capital commitments and anticipated dividends.

Our capital expenditures were $41 million during the first six months of 2017, as compared to $53 million during the first six months of 2016. We currently estimate our capital expenditures for 2017, excluding business acquisitions, will be in the range of $90 million to $120 million, including $25 million of construction progress payments for the new deepwater multiservice subsea support vessel, to be named the Ocean Evolution, discussed below.

During the third quarter of 2013, we signed an agreement with a shipyard for the construction of a subsea support vessel, to be named the Ocean Evolution. We expect to take delivery of the vessel at the end of December 2017 and to place it into service during the first quarter of 2018. We intend for the vessel to be U.S.-flagged and documented with a coastwise endorsement by the U.S. Coast Guard. It is expected to have an overall length of 353 feet, a Class 2 dynamic positioning system, accommodations for 110 personnel, a helideck, a 250-ton active heave-compensated crane, and a working moonpool. We expect to outfit the vessel with two of our high specification work-class ROVs. The vessel will also be equipped with a satellite communications system capable of transmitting streaming video for real-time work observation by shore personnel. We anticipate the vessel will be used to augment our ability to provide subsea intervention services and hardware installations in the deepwater U.S. Gulf of Mexico.

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

In 2012, we moved the chartered vessel Ocean Intervention III to Angola and also chartered the Bourbon Oceanteam 101 to work on a three-year field support vessel services contract for a unit of BP plc. We had extended the charter of the Bourbon Oceanteam 101 to January 2017. However, in early 2016, the customer exercised its right, under the field support vessel services contract, to terminate its use of the Bourbon Oceanteam 101 at the end of May 2016. Under the terms of the contract, the costs incurred by us associated with the early release and demobilization of the vessel were reimbursed by the customer. Following the release of the vessel, we redelivered it to the vessel supplier. The charter for the Ocean Intervention III expired at the end of July 2017. Under the field support vessel services contract, which has been extended through January 2019, we are continuing to supply project management and engineering services. We also provide ROV tooling, asset integrity services and installation and workover control system services as requested by the customer. We also have provided other chartered vessels and barges upon request.
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

As of June 30, 2017, we had long-term debt in the principal amount of $800 million outstanding and $500 million available under our revolving credit facility provided under the Credit Agreement.

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

In November 2015, we entered into Agreement and Amendment No. 1 to Credit Agreement ("Amendment No. 1"). Amendment No. 1 amended the Credit Agreement to (1) replace the maximum leverage ratio financial covenant with a new financial covenant restricting the maximum total capitalization ratio (defined in Amendment No. 1 to be the ratio of consolidated debt to total capitalization) to 55% and (2) extend the maturities of the Term Loan Facility and the Revolving Credit Facility by one year each, which maturity terms have since been superseded by amendment, as described below.

In November 2016, we entered into Agreement and Amendment No. 2 to Credit Agreement ("Amendment No. 2"). Amendment No. 2 amended the Credit Agreement to, among other things, extend the maturities of the Term Loan Facility and the Revolving Credit Facility to October 25, 2019 and October 25, 2021, respectively, with the extending Lenders, which represent 90% of the existing commitments of the Lenders, such that (a) the total commitments for the Revolving Credit Facility will be $500 million until October 25, 2020 and thereafter $450 million until October 25, 2021, and (b) the outstanding term loan advances pursuant to the Term Loan Facility will be $300 million until October 27, 2018 and thereafter $270 million until October 25, 2019. The total commitments for the Revolving Credit Facility and the outstanding term loan advances pursuant to the Term Loan Facility have since been superseded by amendment, as described below.

In June 2017, we entered into Agreement and Amendment No. 3 to Credit Agreement ("Amendment No. 3"). Amendment No. 3 amended the Credit Agreement such that (1) the total commitments for the Revolving Credit Facility are $500 million until October 25, 2021 and (2) the outstanding term loan maturities pursuant to the Term Loan Facility are $300 million until October 25, 2019.

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

The Credit Agreement contains various covenants that we believe are customary for agreements of this nature, including, but not limited to, restrictions on our ability and the ability of each of our subsidiaries to incur debt, grant liens, make certain investments, make distributions, merge or consolidate, sell assets, enter into transactions with affiliates and enter into certain restrictive agreements. We are also subject to a maximum total capitalization ratio of 55%, as noted above. The Credit Agreement includes customary events of default and associated remedies. As of June 30, 2017, we were in compliance with all the covenants set forth in the Credit Agreement.

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

Our principal source of cash from operating activities is our net income (loss), adjusted for the non-cash effects of, among other things, depreciation and amortization, deferred income taxes and noncash compensation under our share-based compensation plans. Our $103 million and $145 million of cash provided from operating activities in the six-month periods ended June 30, 2017 and 2016, respectively, were principally affected by cash increases (decreases) of:

•	$23 million and $66 million, respectively, from changes in accounts receivable;

•	$(11) million and $49 million, respectively, from changes in other operating assets; and

•	$(25) million and $(119) million, respectively, from changes in current liabilities.

We had an increase in cash related to accounts receivable in the six months ended June 30, 2016, as we had lower revenue in the quarter ended June 30, 2016 as compared to the fourth quarter of 2015, so, combined with our cash collections, our overall accounts receivable balances decreased. The 2016 increase in cash related to changes in other operating assets was largely attributable to a prepayment we made during 2015 to a steel tube vendor for material we received in 2016 for a steel tube umbilical contract. Each of the 2017 and 2016 decreases in cash related to current liabilities reflected generally lower business levels, and in 2016 we decreased our accruals for incentive compensation.

In the six months ended June 30, 2017, we used $40 million of cash in investing activities, largely related to capital expenditures of $41 million. We also used $32 million in financing activities, primarily for the payment of cash dividends of $29 million. In the six months ended June 30, 2016, we used $77 million of cash in investing activities. The cash used in investing activities related to the capital expenditures of $53 million and other investments of $30 million. The other investments were primarily for the purchase of bonds in Angola for the purpose of mitigating our Angolan currency risk. We also used $55 million in financing activities, primarily for the payment of cash dividends of $53 million.

We have not guaranteed any debt not reflected on our consolidated balance sheet, and we do not have any off-balance sheet arrangements, as defined by SEC rules.

In December 2014, our Board of Directors approved a plan to repurchase up to 10 million shares of our common stock. Under this plan, we had repurchased 2.0 million shares of our common stock for $100 million through June 30, 2017, all during 2015. We account for the shares we hold in treasury under the cost method, at average cost. The timing and amount of any future repurchases will be determined by our management. We expect that any additional shares repurchased under the plan will be held as treasury stock for possible future use. The plan does not obligate us to repurchase any particular number of shares.

From the second quarter of 2014 through the third quarter of 2016, we paid a quarterly dividend to our common shareholders of $0.27 per share. Starting in the fourth quarter of 2016, we have been paying a dividend of $0.15 per share. Our latest quarterly dividend was declared in July 2017 at $0.15 per share and is payable in September 2017.
Results of Operations

We operate in five business segments. The segments are contained within two businesses — services and products provided to the oil and gas industry ("Oilfield") and all other services and products ("Advanced Technologies"). Our Unallocated Expenses are those not associated with a specific business segment.

Consolidated revenue and profitability information is as follows:

	Three Months Ended			Six Months Ended
(dollars in thousands)	Jun 30, 2017	Jun 30, 2016	Mar 31, 2017	Jun 30, 2017	Jun 30, 2016
Revenue	$515,036	$625,539	$446,176	$961,212	$1,233,883
Gross Margin	53,571	95,233	44,855	98,426	192,713
Gross Margin %	10%	15%	10%	10%	16%
Operating Income (Loss)	9,390	38,380	(150)	9,240	86,479
Operating Income %	2%	6%	—%	1%	7%

In our Subsea Projects segment, we generate a material amount of our consolidated revenue from contracts for services in the U.S. Gulf of Mexico, which has historically been more active from April through October, as compared to the rest of the year. The European operations of our Asset Integrity segment have historically been more active in the second and third quarters; however, the reduced customer spending levels in the current commodity price environment have substantially obscured this seasonality since mid-2014. Revenue in our ROV segment is generally subject to seasonal variations in demand, with our first quarter typically being the low quarter of the year. The level of our ROV seasonality primarily depends on the number of ROVs we have engaged in vessel-based subsea infrastructure inspection, maintenance and repair and installation, which is more seasonal than drilling support. Periods since mid-2014 reflect an exception, as there has been a general decline in offshore activity, which caused a decrease in our ROV days on hire and utilization during each sequential quarter from September 2014 through June 2017, with two exceptions. The number of ROV days on hire for the quarters ended June 2017 and June 2016 were slightly higher than that of their respective immediately preceding quarters. Revenue in our Subsea Products and Advanced Technologies segments has generally not been seasonal.

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

	Three Months Ended			Six Months Ended
(dollars in thousands)	Jun 30, 2017	Jun 30, 2016	Mar 31, 2017	Jun 30, 2017	Jun 30, 2016
Remotely Operated Vehicles
Revenue	$103,432	$139,641	$94,022	$197,454	$287,262
Gross Margin	16,659	26,925	13,022	29,681	62,247
Operating Income	10,376	18,020	5,925	16,301	45,007
Operating Income %	10%	13%	6%	8%	16%
Days available	25,300	28,959	25,219	50,519	57,778
Days utilized	12,267	16,057	11,488	23,755	32,062
Utilization	48%	55%	46%	47%	55%

Subsea Products
Revenue	174,893	190,897	150,639	325,532	385,709
Gross Margin	22,762	42,728	24,991	47,753	98,864
Operating Income	10,552	25,121	11,483	22,035	65,761
Operating Income %	6%	13%	8%	7%	17%
Backlog at end of period	328,000	503,000	407,000	328,000	503,000

Subsea Projects
Revenue	75,545	138,662	62,956	138,501	268,084
Gross Margin	6,462	14,317	4,024	10,486	25,826
Operating Income	3,000	10,237	187	3,187	17,026
Operating Income %	4%	7%	—%	2%	6%

Asset Integrity
Revenue	58,192	73,864	52,658	110,850	143,464
Gross Margin	10,004	10,096	8,381	18,385	17,439
Operating Income (Loss)	3,755	(805)	2,267	6,022	(371)
Operating Income (Loss) %	6%	(1)%	4%	5%	—%

Total Oilfield
Revenue	$412,062	$543,064	$360,275	$772,337	$1,084,519
Gross Margin	55,887	94,066	50,418	106,305	204,376
Operating Income	27,683	52,573	19,862	47,545	127,423
Operating Income %	7%	10%	6%	6%	12%

In general, our Oilfield business focuses on supplying services and products to the deepwater sector of the offshore market. We have experienced, and expect to continue to experience, lower global demand for deepwater drilling, field development, and inspection, maintenance and repair activities due to the decline in oil prices since June 2014. As a result, we are forecasting an overall decrease in our oilfield operating segments for the full year of 2017 as compared to 2016.

We believe we are the world's largest provider of ROV services, and this business segment historically, but not currently, has been the largest contributor to our Oilfield business operating income. Our ROV segment revenue reflects the utilization percentages, fleet sizes and average pricing of the respective periods. Our ROV operating margins have declined as depreciation has become a higher percentage of revenue, and we have experienced lower utilization and pricing. In the full year of 2014, ROV depreciation and amortization was 14% of ROV revenue; in the full year of 2015, it was 18% of ROV revenue; in the full year 2016, it was 27% of revenue; and in the six months ended June 30, 2017 it was 30% of ROV revenue. Our ROV operating income decreased in the three- and six-month periods ended June 30, 2017 compared to the corresponding periods of the prior year, as a result of fewer days on hire and lower average revenue per day-on-hire. During the second quarter of 2017, ROV operating income increased seasonally compared to the immediately preceding quarter, primarily as a result of increased days on hire and average revenue per day-on-hire, resulting from seasonally higher vessel-based work. We added three new ROVs to our fleet during the six months ended June 30, 2017 and retired four, resulting in a total of 279 ROVs in our ROV fleet. We expect our third quarter 2017 ROV operating income to decrease slightly from that of the second quarter. For the full year of 2017 compared to 2016, we expect ROV operating income to be up slightly, as 2016 included charges for inventory write-downs and fixed asset write-offs of $36.0 million.

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

	Three Months Ended			Six Months Ended
	Jun 30, 2017	Jun 30, 2016	Mar 31, 2017	Jun 30, 2017	Jun 30, 2016
Manufactured products	70%	68%	71%	71%	66%

Service and rental	30%	32%	29%	29%	34%

Our Subsea Products revenue and operating income were lower across both business units in the three- and six- month periods ended June 30, 2017 compared to the corresponding periods of the prior year, due to lower demand and pricing in both manufactured products and service and rental. Subsea Products operating income in the second quarter of 2017 was lower than that of the immediately preceding quarter on higher revenue at a lower margin, due to the continued weakness and competitive nature of the service and rental market.

Our Subsea Products backlog was $328 million as of June 30, 2017, compared to $431 million as of December 31, 2016. The backlog decline was primarily in manufactured products, particularly in umbilicals. We expect Subsea Products operating income to increase in the third quarter 2017 compared to the second quarter on increased service and rental activity. For the full year of 2017 compared to 2016, we expect lower Subsea Products operating income, with operating margins in the mid-to-high single digit range.

Our Subsea Projects operating income was lower in the three- and six-month periods ended ended June 30, 2017 compared to the corresponding periods of the prior year, as a result of generally lower vessel demand and pricing, and the release in May 2016 of the Bourbon Oceanteam 101, which was previously deployed under the field support vessel services contract offshore Angola. Our Subsea Projects operating income increased in the three-month period ended June 30, 2017 compared to the immediately preceding quarter, as a result of seasonal improvements in the U.S. Gulf of Mexico for deepwater vessel work and survey services. In the third quarter of 2017, we expect higher operating income than we had for the second quarter, from a seasonal increase in U.S. Gulf of Mexico for deepwater vessel and diving services. For the full year of 2017 compared to 2016, we expect lower Subsea Projects operating income as a result of decreased global demand.

For the three- and six-month periods ended June 30, 2017, compared to the corresponding periods of the prior year, Asset Integrity's operating results improved on lower revenue, as we benefited from restructuring efforts we made in prior periods. Asset Integrity's 2016 operating results for the three- and six-month periods ended included a bad debt expense of $3.3 million. Compared to the immediately preceding quarter, our second quarter Asset Integrity revenue and operating income increased due to seasonality. For the third quarter of 2017, we expect Asset Integrity's operating income to decline slightly compared to the second quarter. For the full year of 2017 compared to 2016, we expect lower Asset Integrity revenue as a result of decreased demand, with higher operating income, as 2016 Asset Integrity results included charges totaling $6.4 million for restructuring and bad debts.

Advanced Technologies

Revenue and margin information was as follows:

	Three Months Ended			Six Months Ended
(dollars in thousands)	Jun 30, 2017	Jun 30, 2016	Mar 31, 2017	Jun 30, 2017	Jun 30, 2016
Revenue	$102,974	$82,475	$85,901	188,875	149,364
Gross Margin	$14,133	$10,600	$10,072	$24,205	$16,427
Operating Income	7,632	5,528	5,026	12,658	6,121
Operating Income %	7%	7%	6%	7%	4%

Advanced Technologies operating income for the three- and six-month periods ended June 30, 2017 was higher than that of the corresponding periods of the prior year, from improved execution on theme park and other commercial projects. Operating income in the second quarter of 2017 was higher than that of the immediately preceding quarter, due to increased commercial activities and work for the U.S. Navy. We expect a slight decrease in our Advanced Technologies operating income in the third quarter of 2017 compared to the second quarter. For the full year of 2017 compared to 2016, we expect Advanced Technologies revenue and operating income to be higher than that of 2016, on increased activity in both our government contracting and commercial businesses, with improved execution.

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

The following table sets forth our Unallocated Expenses for the periods indicated.

	Three Months Ended			Six Months Ended
(dollars in thousands)	Jun 30, 2017	Jun 30, 2016	Mar 31, 2017	Jun 30, 2017	Jun 30, 2016
Gross margin	$16,449	$9,433	$15,635	32,084	28,090
Operating income	25,925	19,721	25,038	50,963	47,065
Operating income % of revenue	5%	3%	6%	5%	4%

Our Unallocated Expenses for the three- and six-month periods ended June 30, 2017 increased compared to the corresponding periods of the prior year, primarily due to higher 2017 estimated expenses related to incentive compensation from our performance units and bonuses. Our Unallocated Expenses for the three months ended June 30, 2017 was flat compared to the immediately preceding quarter. For the remainder of 2017, we expect our quarterly Unallocated Expenses to remain essentially flat.

Other

The following table sets forth our significant financial statement items below the income from operations line.

	Three Months Ended			Six Months Ended
(in thousands)	Jun 30, 2017	Jun 30, 2016	Mar 31, 2017	Jun 30, 2017	Jun 30, 2016
Interest income	$2,045	$1,442	$1,337	3,382	1,737
Interest expense, net of amounts capitalized	(7,599)	(6,207)	(6,268)	(13,867)	(12,599)
Equity in income (losses) of unconsolidated affiliates	(394)	263	(980)	(1,374)	789
Other expense, net	(58)	(1,405)	(2,556)	(2,614)	(7,393)
Provision for income taxes	1,252	10,164	(1,083)	169	21,601

In addition to interest on borrowings, interest expense includes amortization of loan costs, fees for lender commitments under our revolving credit agreement and fees for standby letters of credit and bank guarantees that banks issue on our behalf for performance bonds, bid bonds and self-insurance requirements.

Foreign currency transaction gains and losses is the principal component of Other expense, net. In the six-month periods ended June 30, 2017 and 2016, we incurred foreign currency transaction losses of $2.1 million and $7.1 million, respectively. In six months ended June 30, 2017, we did not incur significant currency losses in any one currency. The currency losses in 2016 primarily related to the Angolan kwanza and its declining exchange rate relative to the U.S. dollar, and related primarily to our cash balances in Angola. Conversion of cash balances from Angolan kwanza to U.S. dollars is controlled by the central bank in Angola, and the central bank slowed this process starting in mid-2015, causing our cash balances in kwanza to increase.

The provisions for income taxes were related to U.S. income taxes that we provided at estimated annual effective rates using assumptions as to earnings and other factors that would affect the tax provision for the remainder of the year, and to the operations of foreign branches and subsidiaries that were subject to local income and withholding taxes. Factors that could affect our estimated tax rate include our profitability levels in general and the geographic mix in the sources of our results. We do not believe that this effective rate is meaningful, as the rate is less significant at a low pretax income or a pretax loss position. Nevertheless, our effective tax rate, before discrete items, of 20.4% for the six-month period ended June 30, 2017 was less beneficial than the federal statutory rate of 35.0%, primarily due to non-deductible expenses partially offset by our intention to continue to indefinitely reinvest in certain of our international operations.  The effective tax rate of 31.3% for the period ended June 30, 2016 was lower than the federal statutory rate of 35.0%, primarily due to our intention to indefinitely reinvest in certain of our international operations.  We do not provide for U.S. taxes on the portion of our foreign earnings we indefinitely reinvest.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are currently exposed to certain market risks arising from transactions we have entered into in the normal course of business. These risks relate to interest rate changes and fluctuations in foreign exchange rates. Except for our exposure in Angola, we do not believe these risks are material. We have not entered into any market risk sensitive instruments for speculative or trading purposes. When we have a significant amount of borrowings, we typically manage our exposure to interest rate changes through the use of a combination of fixed- and floating-rate debt. See Note 3 of Notes to Consolidated Financial Statements included in this report for a description of our revolving credit facility and interest rates on our borrowings. We have two interest rate swaps in place on a total of $200 million of the Senior Notes for the period to November 2024. The agreements swap the fixed interest rate of 4.650% on $100 million of the Senior Notes to the floating rate of one month LIBOR plus 2.426% and one month LIBOR plus 2.823% on another $100 million. We believe significant interest rate changes would not have a material near-term impact on our future earnings or cash flows.
Because we operate in various oil and gas exploration and production regions in the world, we conduct a portion of our business in currencies other than the U.S. dollar. The functional currency for several of our international operations is the applicable local currency. A stronger U.S. dollar against the U.K. pound sterling, the Norwegian kroner and the Brazilian real may result in lower operating income. We manage our exposure to changes in foreign exchange rates principally through arranging compensation in U.S. dollars or freely convertible currency and, to the extent possible, by limiting compensation received in other currencies to amounts necessary to meet obligations denominated in those currencies. We use the exchange rates in effect as of the balance sheet date to translate assets and liabilities as to which the functional currency is the local currency, resulting in translation adjustments that we reflect as accumulated other comprehensive income or loss in the shareholders' equity section of our Consolidated Balance Sheets. We recorded net adjustments to our equity accounts of $3.7 million and $14.8 million in the six-month periods ended June 30, 2017 and 2016, respectively. Negative adjustments reflect the net impact of the strengthening of the U.S. dollar against various foreign currencies for locations where the functional currency is not the U.S. dollar. Conversely, positive adjustments reflect the effect of a weakening U.S. dollar.

We recorded foreign currency transaction losses of $2.1 million and $7.1 million in the six-month periods ended June 30, 2017 and 2016, respectively. Those losses are included in Other expense, net in our Consolidated Statements of Operations in those respective periods. Since the second quarter of 2015, the exchange rate for the Angolan kwanza relative to the U.S. dollar generally has been declining, although the exchange rate was relatively stable during the six-month period ended June 30, 2017. As our functional currency in Angola is the U.S. dollar, we recorded foreign currency transaction losses related to the kwanza of $1.2 million and $8.2 million in the three- and six-month periods ended June 30, 2016, respectively, as a component of Other expense, net in our Consolidated Statements of Operations for those respective periods. Our foreign currency transaction losses related primarily to the remeasurement of our Angolan kwanza cash balances to U.S. dollars. Conversion of cash balances from kwanza to U.S. dollars is controlled by the central bank in Angola, and the central bank has slowed this process since mid-2015, causing our kwanza cash balances to subsequently increase. As of June 30, 2017, we had the equivalent of approximately $34 million of kwanza cash balances in Angola reflected on our balance sheet.

To mitigate our currency exposure risk in Angola, through June 30, 2017 we used kwanza to purchase $59 million equivalent Angolan central bank (Banco Nacional de Angola) bonds with various maturities throughout 2018. These bonds are denominated as U.S. dollar equivalents, so that, upon payment of semi-annual interest and principal upon maturity, payment is made in kwanza, equivalent to the respective U.S. dollars at the then-current exchange rate. We have classified these instruments as held-to-maturity, and have recorded the original cost on our balance sheet as other non-current assets.

Item 4.        Controls and Procedures.

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2017 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There has been no change in our internal control over financial reporting that occurred during the three months ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6.    Exhibits.

			Registration or File Number	Form of Report	Report Date	Exhibit Number
*	3.01	Restated Certificate of Incorporation	1-10945	10-K	Dec. 2000	3.01
*	3.02	Certificate of Amendment to Restated Certificate of Incorporation	1-10945	8-K	May 2008	3.1
*	3.03	Certificate of Amendment to Restated Certificate of Incorporation	1-10945	8-K	May 2014	3.1
*	3.04	Amended and Restated Bylaws	1-10945	8-K	Aug. 2015	3.1
*	4.01	Agreement and Amendment No. 3 to Credit Agreement, dated as of June 27, 2017, by and among Oceaneering International, Inc., Wells Fargo Bank, National Association, as administrative agent and swing line lender, and certain lenders party thereto	1-10945	8-K	June 2017	4.1
*	10.1+	Supplemental 2017 Performance Unit Agreement for Mr. Larson	1-10945	8-K	May 2017	10.1
*	10.2+	Supplemental 2017 Restricted Stock Unit Agreement for Mr. Larson	1-10945	8-K	May 2017	10.2
*	10.3+	2017 Nonemployee Director Restricted Stock Agreement for Mr. McEvoy	1-10945	8-K	May 2017	10.3
	12.01	Computation of Ratio of Earnings to Fixed Charges
	31.01	Rule 13a – 14(a)/15d – 14(a) certification of principal executive officer
	31.02	Rule 13a – 14(a)/15d – 14(a) certification of principal financial officer
	32.01	Section 1350 certification of principal executive officer
	32.02	Section 1350 certification of principal financial officer
	101.INS	XBRL Instance Document
	101.SCH	XBRL Taxonomy Extension Schema Document
	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
	101.LAB	XBRL Taxonomy Extension Label Linkbase Document
	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

	*	Exhibit previously filed with the Securities and Exchange Commission, as indicated, and incorporated herein by reference.
	+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 3, 2017	/S/ RODERICK A. LARSON
Date	Roderick A. Larson
President and Chief Executive Officer
(Principal Executive Officer)

August 3, 2017	/S/ ALAN R. CURTIS
Date	Alan R. Curtis
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

August 3, 2017	/S/ W. CARDON GERNER
Date	W. Cardon Gerner
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Index to Exhibits

			Registration or File Number	Form of Report	Report Date	Exhibit Number
*	3.01	Restated Certificate of Incorporation	1-10945	10-K	Dec. 2000	3.01
*	3.02	Certificate of Amendment to Restated Certificate of Incorporation	1-10945	8-K	May 2008	3.1
*	3.03	Certificate of Amendment to Restated Certificate of Incorporation	1-10945	8-K	May 2014	3.1
*	3.04	Amended and Restated Bylaws	1-10945	8-K	Aug. 2015	3.1
*	4.01	Agreement and Amendment No. 3 to Credit Agreement, dated as of June 27, 2017, by and among Oceaneering International, Inc., Wells Fargo Bank, National Association, as administrative agent and swing line lender, and certain lenders party thereto	1-10945	8-K	June 2017	4.1
*	10.1+	Supplemental 2017 Performance Unit Agreement for Mr. Larson	1-10945	8-K	May 2017	10.1
*	10.2+	Supplemental 2017 Restricted Stock Unit Agreement for Mr. Larson	1-10945	8-K	May 2017	10.2
*	10.3+	2017 Nonemployee Director Restricted Stock Agreement for Mr. McEvoy	1-10945	8-K	May 2017	10.3
	12.01	Computation of Ratio of Earnings to Fixed Charges
	31.01	Rule 13a – 14(a)/15d – 14(a) certification of principal executive officer
	31.02	Rule 13a – 14(a)/15d – 14(a) certification of principal financial officer
	32.01	Section 1350 certification of principal executive officer
	32.02	Section 1350 certification of principal financial officer
	101.INS	XBRL Instance Document
	101.SCH	XBRL Taxonomy Extension Schema Document
	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
	101.LAB	XBRL Taxonomy Extension Label Linkbase Document
	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

	*	Exhibit previously filed with the Securities and Exchange Commission, as indicated, and incorporated herein by reference.
	+	Management contract or compensatory plan or arrangement.