Form 10-Q
period 2017-09-30
OCEANEERING INTERNATIONAL INC
filed 2017-11-02
CIK 73756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
☐ Yes    ☑ No
Number of shares of Common Stock outstanding as of October 27, 2017: 98,279,062

Oceaneering International, Inc.
Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	Sep 30, 2017	Dec 31, 2016
(in thousands, except share data)
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$472,381	$450,193
Accounts receivable, net of allowances for doubtful accounts of $6,151 and $8,288	464,547	489,749
Inventory, net	245,783	280,130
Other current assets	50,064	42,523
Total Current Assets	1,232,775	1,262,595
Property and Equipment, at cost	2,790,056	2,728,125
Less accumulated depreciation	1,706,703	1,574,867
Net Property and Equipment	1,083,353	1,153,258
Other Assets:
Goodwill	464,772	443,551
Other non-current assets	363,783	270,911
Total Other Assets	828,555	714,462
Total Assets	$3,144,683	$3,130,315
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$89,438	$77,593
Accrued liabilities	372,018	430,771
Total Current Liabilities	461,456	508,364
Long-term Debt	795,805	793,058
Other Long-term Liabilities	387,464	312,250
Commitments and Contingencies
Equity:
Common Stock, par value $0.25 per share; 360,000,000 shares authorized; 110,834,088 shares issued	27,709	27,709
Additional paid-in capital	224,542	227,566
Treasury stock; 12,557,317 and 12,768,726 shares, at cost	(719,096)	(731,202)
Retained earnings	2,243,844	2,295,234
Accumulated other comprehensive loss	(282,395)	(302,664)
Oceaneering Shareholders' Equity	1,494,604	1,516,643
Noncontrolling interest	5,354	—
Total Equity	1,499,958	1,516,643
Total Liabilities and Equity	$3,144,683	$3,130,315
The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended Sep 30,		Nine Months Ended Sep 30,
(in thousands, except per share data)	2017	2016	2017	2016
Revenue	$476,120	$549,275	$1,437,332	$1,783,158
Cost of services and products	421,235	513,832	1,284,021	1,555,002
Gross Margin	54,885	35,443	153,311	228,156
Selling, general and administrative expense	44,354	47,299	133,540	153,533
Income (loss) from Operations	10,531	(11,856)	19,771	74,623
Interest income	1,997	684	5,379	2,421
Interest expense, net of amounts capitalized	(8,650)	(6,325)	(22,517)	(18,924)
Equity in income (losses) of unconsolidated affiliates	(424)	(246)	(1,798)	543
Other income (expense), net	(1,287)	570	(3,901)	(6,823)
Income (Loss) before Income Taxes	2,167	(17,173)	(3,066)	51,840
Provision for (benefits from) income taxes	3,935	(5,375)	4,104	16,226
Net income (loss)	$(1,768)	$(11,798)	$(7,170)	$35,614

Weighted average shares outstanding
Basic	98,270	98,061	98,224	98,025
Diluted	98,270	98,061	98,224	98,384
Earnings (Loss) per Share
Basic	$(0.02)	$(0.12)	$(0.07)	$0.36
Diluted	$(0.02)	$(0.12)	$(0.07)	$0.36
Cash Dividends declared per Share	$0.15	$0.27	$0.45	$0.81
The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended Sep 30,		Nine Months Ended Sep 30,
(in thousands)	2017	2016	2017	2016
Net Income (Loss)	$(1,768)	$(11,798)	$(7,170)	$35,614
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	16,547	16,411	20,269	31,246
Total other comprehensive income	16,547	16,411	20,269	31,246
Total Comprehensive Income	$14,779	$4,613	$13,099	$66,860

The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended Sep 30,
(in thousands)	2017	2016
Cash Flows from Operating Activities:
Net income (loss)	$(7,170)	$35,614
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	160,480	193,960
Deferred income tax provision (benefit)	(25,065)	(6,704)
Inventory write-downs	—	30,490
Net loss on sales of property and equipment	429	516
Noncash compensation	10,854	10,546
Excluding the effects of acquisitions, increase (decrease) in cash from:
Accounts receivable	25,501	102,361
Inventory	35,000	768
Other operating assets	(20,162)	57,879
Currency translation effect on working capital, excluding cash	253	15,592
Current liabilities	(56,148)	(161,488)
Other operating liabilities	20,042	(17,861)
Total adjustments to net income	151,184	226,059
Net Cash Provided by Operating Activities	144,014	261,673
Cash Flows from Investing Activities:
Purchases of property and equipment	(59,900)	(83,389)
Business acquisitions, net of cash acquired	(11,278)	(2,500)
Other investing activities	(10,777)	(39,818)
Distributions of capital from unconsolidated affiliates	2,556	5,108
Dispositions of property and equipment	635	3,217
Net Cash Used in Investing Activities	(78,764)	(117,382)
Cash Flows from Financing Activities:
Cash dividends	(44,220)	(79,429)
Other financing activities	(1,772)	(1,927)
Net Cash Used in Financing Activities	(45,992)	(81,356)
Effect of exchange rates on cash	2,930	(6,545)
Net Increase in Cash and Cash Equivalents	22,188	56,390
Cash and Cash Equivalents—Beginning of Period	450,193	385,235
Cash and Cash Equivalents—End of Period	$472,381	$441,625
The accompanying Notes are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    SUMMARY OF MAJOR ACCOUNTING POLICIES

Basis of Presentation. Oceaneering International, Inc. ("Oceaneering", "we" or "us") has prepared these unaudited consolidated financial statements pursuant to instructions for quarterly reports on Form 10-Q, which we are required to file with the U.S. Securities and Exchange Commission (the "SEC"). These financial statements do not include all information and footnotes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). These financial statements reflect all adjustments that we believe are necessary to present fairly our financial position as of September 30, 2017 and our results of operations and cash flows for the periods presented. Except as otherwise disclosed herein, all such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in our annual report on Form 10-K for the year ended December 31, 2016. The results for interim periods are not necessarily indicative of annual results.
Principles of Consolidation. The consolidated financial statements include the accounts of Oceaneering and our 50% or more owned and controlled subsidiaries. We also consolidate entities that are determined to be variable interest entities if we determine that we are the primary beneficiary; otherwise, we account for those entities using the equity method of accounting. We use the equity method to account for our investments in unconsolidated affiliated companies of which we own an equity interest of between 20% and 50% and as to which we have significant influence, but not control, over operations. We use the cost method for all other long-term investments. Investments in entities that we do not consolidate are reflected on our balance sheet in Other non-current assets. All significant intercompany accounts and transactions have been eliminated.
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
We capitalize interest on assets where the construction period is anticipated to be more than three months. We capitalized $1.1 million and $1.0 million of interest in the three-month periods ended September 30, 2017 and 2016, respectively, and $3.3 million and $2.8 million in the nine-month periods ended September 30, 2017 and 2016, respectively. We do not allocate general administrative costs to capital projects.
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

On August 31, 2017, we acquired a 60% ownership interest in Dalgidj LLC ("Dalgidj") for approximately $12.4 million.  Of the $12.4 million, $4.4 million is expected to be paid during the fourth quarter of 2017, and $3.0 million is expected to be paid in 2018. Therefore, $7.4 million has not yet been reflected in Business acquisitions in our Consolidated Statements of Cash Flows. In connection with the purchase of the equity interest, we advanced Dalgidj $6.4 million to pay off certain Dalgidj indebtedness.

Dalgidj is an Azerbaijan company that provides office and yard facilities for warehousing, logistics and administration to foreign and local companies in the Caspian Sea basin.  Dalgidj also owns a 49% interest in a joint venture, which provides remotely operated vehicle solutions, air diving services, and engineering and project management services.

As a result of the Dalgidj acquisition, we have recognized $5.4 million in Noncontrolling interest on our Consolidated Balance Sheets. Net income attributable to noncontrolling interest for the one month since we acquired Dalgidj was not significant. The operating results of Dalgidj are reflected in our Subsea Projects segment.

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

New Accounting Standards. In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers." ASU 2014-09, as amended, completes the joint effort by the FASB and International Accounting Standards Board to improve financial reporting by creating common revenue recognition guidance for U.S. GAAP and International Financial Reporting Standards. ASU 2014-09 applies to all companies that enter into contracts with customers to transfer goods or services. ASU 2014-09 is effective for interim and annual reporting periods beginning after December 15, 2017. Early application is not permitted before periods beginning after December 15, 2016, and we have elected to apply ASU 2014-09 by recognizing the cumulative effect of applying ASU 2014-09 at the date of initial application and not adjusting comparative information.

We have formed a project team to implement this standard. Our project team has now produced the procedures and control changes required to address the impacts that ASU 2014-09 may have on our business. We are now in the process of training our staff on the procedures and controls going into effect January 1, 2018. We continue to believe that our project plan will enable us to complete all of the required work to train our people; implement our new procedures and controls; and calculate the cumulative effect of applying ASU 2014-09 at the date of initial application, in line with the timeline and requirements of the standard.
In our service based business lines, which principally charge on a day rate basis for services provided, we see no significant impact in the amount or pattern of revenue and profit recognition as a result of the implementation of ASC 2014-09. In our product based business lines, we expect impacts on the pattern of our revenue and profit recognition as a result of the implementation of ASC 2014-09.
Based on our overall assessment performed to date, we do not expect a significant adjustment to retained earnings being made on January 1, 2018.
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

In March 2016, the FASB issued ASU 2016-09, "Compensation – Stock Compensation – Improvements to Employee Share-Based Payment Accounting." This update simplifies several aspects of accounting for share-

based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and the classification on the statement of cash flows. In addition, the update allows an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. The element of the update that will have the most impact on our financial statements will be income tax consequences. See Note 6 -"Income Taxes" - for the effect this update has had on our income taxes in 2017. Excess tax benefits and tax deficiencies on share-based compensation awards are now included in our tax provision within our condensed consolidated statement of operations as discrete items in the reporting period in which they occur, rather than (as was the previous accounting treatment) recording in additional paid-in capital on our condensed consolidated balance sheets. We have also elected to continue our current policy of estimating forfeitures of share-based compensation awards at the time of grant and revising in subsequent periods to reflect actual forfeitures. In our consolidated statement of cash flows for the nine-month period ended September 30, 2016, we have reclassified two items to conform with the presentation specified under ASU 2016-09: (1) we have reclassified the effect related to the tax deficiency associated with share-based compensation from financing activities to operating activities; and (2) we have reclassified the amounts related to withholding tax payments from operating activities to financing activities. Other than these two cash flow items applied retrospectively, we have implemented ASU 2016-09 prospectively beginning January 1, 2017.

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

2.    INVENTORY
The following is information regarding our inventory:

(in thousands)	Sep 30, 2017	Dec 31, 2016
Inventory, net:
Remotely operated vehicle parts and components	$119,976	$118,236
Other inventory, primarily raw materials	125,807	161,894
Total	$245,783	$280,130

3.    DEBT
Long-term Debt consisted of the following:

(in thousands)	Sep 30, 2017	Dec 31, 2016
4.650% Senior Notes due 2024:
Principal amount of the notes	$500,000	$500,000
Issuance costs, net of amortization	(4,870)	(5,385)
Fair value of interest rate swaps on $200 million of principal	675	(1,557)
Term Loan Facility	300,000	300,000
Revolving Credit Facility	—	—
Long-term Debt	$795,805	$793,058

In November 2014, we completed the public offering of $500 million aggregate principal amount of 4.650% Senior Notes due 2024 (the "Senior Notes"). We pay interest on the Senior Notes on May 15 and November 15 of each year. The Senior Notes are scheduled to mature on November 15, 2024.

In October 2014, we entered into a new credit agreement (as amended, the "Credit Agreement") with a group of banks to replace our prior principal credit agreement. The original Credit Agreement from October 2014 has been amended three times, and it currently provides for a $300 million term loan (the "Term Loan Facility") and a $500 million revolving credit facility (the "Revolving Credit Facility"), which mature in October 2019 and October 2021, respectively. Subject to certain conditions, the aggregate commitments under the Revolving Credit Facility may be increased by up to $300 million at any time upon agreement between us and existing or additional lenders. Borrowings under the Revolving Credit Facility and the Term Loan Facility may be used for general corporate purposes. Simultaneously with the execution of the Credit Agreement in 2014 and pursuant to its terms, we repaid all amounts outstanding under, and terminated, our prior principal credit agreement.

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

The Credit Agreement contains various covenants that we believe are customary for agreements of this nature, including, but not limited to, restrictions on our ability and the ability of each of our subsidiaries to incur debt, grant liens, make certain investments, make distributions, merge or consolidate, sell assets and enter into certain restrictive agreements. We are also subject to a maximum adjusted total capitalization ratio (as defined in the Credit Agreement) of 55%. The Credit Agreement includes customary events of default and associated remedies. As of September 30, 2017, we were in compliance with all the covenants set forth in the Credit Agreement.

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

4.    COMMITMENTS AND CONTINGENCIES

Litigation. On June 17, 2014, Peter L. Jacobs, a purported shareholder, filed a derivative complaint against all of the then current members of our board of directors and one of our former directors, as defendants, and our company, as nominal defendant, in the Court of Chancery of the State of Delaware. Through the complaint, the plaintiff asserted, on behalf of our company, actions for breach of fiduciary duties and unjust enrichment in connection with prior determinations of our board of directors relating to nonexecutive director compensation. The plaintiff sought relief including disgorgement of payments made to the defendants, an award of unspecified damages and an award for attorneys’ fees and other costs.  We and the defendants filed a motion to dismiss the complaint and a supporting brief.  Subsequently, the parties to the litigation jointly requested and received a series of extension orders from the Court to extend the time for certain filings.  The last such extension expired on September 16, 2016.  By letter dated August 30, 2017, we received notice from the Office of the Register in Chancery advising the parties that the Court was closing the matter for failure to prosecute or to comply with an order of the Court.

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

The carrying values of cash and cash equivalents approximate their fair values due to the short-term maturity of the underlying instruments. Accounts receivable are generated from a broad group of customers, primarily from within the energy industry, which is our major source of revenue. Due to their short-term nature, carrying values of our accounts receivable and accounts payable approximate fair market values. We had borrowings of $300 million as of September 30, 2017 under our Term Loan Facility. Due to the short-term nature of the associated interest rate periods, the carrying value of our debt under the Term Loan Facility approximates its fair value. The fair value of this debt is classified as Level 2 in the fair value hierarchy under U.S. GAAP (inputs other than quoted prices in active markets for similar assets and liabilities that are observable or can be corroborated by observable market data for substantially the full term for the assets or liabilities).

We estimated the fair market value of the Senior Notes to be $499 million as of September 30, 2017, based on quoted prices. Since the market for the Senior Notes is not an active market, the fair value of the Senior Notes is classified within Level 2 in the fair value hierarchy under U.S. GAAP.

We have two interest rate swaps in place on a total of $200 million of the Senior Notes for the period to November 2024. The agreements swap the fixed interest rate of 4.650% on $100 million of the Senior Notes to the floating rate of one month LIBOR plus 2.426% and on another $100 million to one month LIBOR plus 2.823%. We estimate the combined fair value of the interest rate swaps to be a net asset of $0.7 million as of September 30, 2017, with $0.4 million included on our balance sheet in our other long-term liabilities, and $1.1 million included in non-current assets. These values were arrived at using a discounted cash flow model using Level 2 inputs.

Since the second quarter of 2015, the exchange rate for the Angolan kwanza relative to the U.S. dollar generally has been declining, although the exchange rate was relatively stable during the three- and nine- month periods ended September 30, 2017. As our functional currency in Angola is the U.S. dollar, we recorded foreign currency transaction gains (losses) related to the kwanza of $0.7 million and $(7.6) million in the three- and nine-month periods ended September 30, 2016, respectively, as a component of Other income (expense), net in our Consolidated Statements of Operations for those respective periods. Our foreign currency transaction gains or losses related primarily to the remeasurement of our Angolan kwanza cash balances to U.S. dollars. Conversion of cash balances from kwanza to U.S. dollars is controlled by the central bank in Angola, and the central bank has slowed this process since mid-2015, causing our kwanza cash balances to subsequently increase. As of September 30, 2017, we had the equivalent of approximately $26 million of kwanza cash balances in Angola reflected on our balance sheet.
To mitigate our currency exposure risk in Angola, through September 30, 2017, we used kwanza to purchase $70 million equivalent Angolan central bank (Banco Nacional de Angola) bonds with various maturities throughout 2018 and 2020. These bonds are denominated as U.S. dollar equivalents, so that, upon payment of semi-annual interest and principal upon maturity, payment is made in kwanza, equivalent to the respective U.S. dollars at the then-current exchange rate. We have classified these instruments as held-to-maturity, and have recorded the original cost on our balance sheet as other non-current assets. We estimated the fair market value of the Angolan bonds to be $68 million at September 30, 2017 using quoted prices. Since the market for the Angolan bonds is not an active market, the fair value of the Angolan bonds is classified within Level 2 in the fair value hierarchy under U.S. GAAP.

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

Dividends. From the second quarter of 2014 through the third quarter of 2016, we paid a quarterly dividend to our common shareholders of $0.27 per share. Starting in the fourth quarter of 2016 through the third quarter 2017, we paid a dividend of $0.15 per share. Our last quarterly dividend was $0.15 per share and was declared in July 2017 and was paid in September 2017.
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
For each of the restricted stock units granted in 2015 through 2017, at the earlier of three years after grant or at termination of employment or service, the grantee will be issued one share of our common stock for each unit vested. As of September 30, 2017 and December 31, 2016, respective totals of 1,212,373 and 1,052,007 shares of restricted stock or restricted stock units were outstanding.
We estimate that share-based compensation cost not yet recognized related to shares of restricted stock or restricted stock units, based on their grant-date fair values, was $15 million at September 30, 2017. This expense is being recognized on a staged-vesting basis over three years for awards attributable to individuals meeting certain age and years-of-service requirements, and on a straight-line basis over the applicable vesting period of one or three years for the other awards.
Share Repurchase Plan. In December 2014, our Board of Directors approved a plan to repurchase up to 10 million shares of our common stock. Under this plan, we had repurchased 2.0 million shares of our common stock for $100 million through December 31, 2016. We did not repurchase any shares under the plan during the nine-month period ended September 30, 2017. We account for the shares we hold in treasury under the cost method, at average cost.

6.    INCOME TAXES

During interim periods, we provide for income taxes based on our current estimated annual effective tax rate using assumptions as to (1) earnings and other factors that would affect the tax provision for the remainder of the year and (2) the operations of foreign branches and subsidiaries that are subject to local income and withholding taxes. In the nine-month period ended September 30, 2017, we recognized additional tax expense of $4.5 million from discrete items, which included a $1.4 million tax reserve for uncertain income tax positions related to foreign entity tax filings of prior years and $2.9 million as a result of our implementation of ASU 2016-09, "Compensation – Stock Compensation – Improvements to Employee Share-Based Payment Accounting." Excess tax benefits and tax deficiencies on share-based compensation awards are now included in our tax provision within our condensed consolidated statement of operations as discrete items in the reporting period in which they occur, rather than (as was the previous accounting treatment) recording in additional paid-in capital on our condensed consolidated balance sheets. See Note 1 for further discussion of ASU 2016-09.

The effective tax rate for the nine months ended September 30, 2017 was different than the federal statutory rate of 35.0%, primarily due to the geographic mix of tax jurisdictions in which we generated our earnings and losses and non-deductible expenses. It is our intention to continue to indefinitely reinvest in certain of our international operations.  We do not believe the effective tax rate before discrete items is meaningful, as the rate is less significant at a low pretax income or a pretax loss position. The effective tax rate, before discrete items, of 31.3% for the nine months ended September 30, 2016 was lower than the federal statutory rate of 35.0%, primarily due to our intention to indefinitely reinvest in certain of our international operations.  We do not provide for U.S. taxes on the portion of our foreign earnings we indefinitely reinvest.
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
We account for any applicable interest and penalties on uncertain tax positions as a component of our provision for income taxes on our financial statements. Including associated foreign tax credits and penalties and interest, we have accrued a net total of $6.6 million in Other Long-term Liabilities on our balance sheet for unrecognized tax benefits as of September 30, 2017. All additions or reductions to those liabilities would affect our effective income tax rate in the periods of change.

Our tax returns are subject to audit by taxing authorities in multiple jurisdictions. These audits often take years to complete and settle. The following lists the earliest tax years open to examination by tax authorities where we have significant operations:

Jurisdiction	Periods
United States	2014
United Kingdom	2013
Norway	2007
Angola	2013
Brazil	2011
Australia	2013

7.    BUSINESS SEGMENT INFORMATION

We are a global oilfield provider of engineered services and products, primarily to the offshore oil and gas industry, with a focus on deepwater applications. Through the use of our applied technology expertise, we also serve the defense, aerospace and commercial theme park industries. Our Oilfield business consists of Remotely Operated Vehicles ("ROVs"), Subsea Products, Subsea Projects and Asset Integrity. Our ROV segment provides submersible vehicles operated from the surface to support offshore oil and gas exploration, development, production and decommissioning activities. Our Subsea Products segment supplies a variety of specialty subsea hardware and related services. To improve operational efficiency, we have reorganized our Subsea Products segment into two business units: (1) manufactured products; and (2) service and rental. Manufactured products include production control umbilicals and specialty subsea hardware, while service and rental includes tooling, subsea work systems and installation and workover control systems. This internal reorganization did not affect our segment reporting structure or the historical comparability of our segment results. Our Subsea Projects segment provides multiservice subsea support vessels and oilfield diving and support vessel operations, primarily for inspection, maintenance and repair and installation activities. Since April 2015, we have also provided survey, autonomous underwater vehicle ("AUV") and satellite-positioning services. Our Asset Integrity segment provides inspection and assessment services, nondestructive testing and asset integrity management. Our Advanced Technologies business provides project management, engineering services and equipment for applications in non-oilfield markets. Unallocated Expenses are those not associated with a specific business segment. These consist of expenses related to our incentive and deferred compensation plans, including restricted stock and bonuses, as well as other general expenses, including corporate administrative expenses.
There are no differences in the basis of segmentation or in the basis of measurement of segment profit or loss from those used in our consolidated financial statements for the year ended December 31, 2016.

The table that follows presents Revenue, Income (Loss) from Operations and Depreciation and Amortization by business segment for each of the periods indicated.

	Three Months Ended			Nine Months Ended
(in thousands)	Sep 30, 2017	Sep 30, 2016	Jun 30, 2017	Sep 30, 2017	Sep 30, 2016
Revenue
Oilfield
Remotely Operated Vehicles	$104,617	$126,507	$103,432	$302,071	$413,769
Subsea Products	143,583	157,269	174,893	469,115	542,978
Subsea Projects	80,116	110,799	75,545	218,617	378,883
Asset Integrity	61,098	71,995	58,192	171,948	215,459
Total Oilfield	389,414	466,570	412,062	1,161,751	1,551,089
Advanced Technologies	86,706	82,705	102,974	275,581	232,069
Total	$476,120	$549,275	$515,036	$1,437,332	$1,783,158
Income (Loss) from Operations
Oilfield
Remotely Operated Vehicles	$5,009	$(23,845)	$10,376	$21,310	$21,162
Subsea Products	12,383	6,109	10,552	34,418	71,870
Subsea Projects	6,512	15,029	3,000	9,699	32,055
Asset Integrity	3,050	4,725	3,755	9,072	4,354
Total Oilfield	26,954	2,018	27,683	74,499	129,441
Advanced Technologies	6,602	4,357	7,632	19,260	10,478
Unallocated Expenses	(23,025)	(18,231)	(25,925)	(73,988)	(65,296)
Total	$10,531	$(11,856)	$9,390	$19,771	$74,623
Depreciation and Amortization
Oilfield
Remotely Operated Vehicles	$28,269	$43,705	$29,036	$86,534	$111,415
Subsea Products	13,340	14,205	12,785	39,124	39,964
Subsea Projects	7,881	8,575	7,781	23,742	25,447
Asset Integrity	2,139	5,980	1,780	5,379	11,736
Total Oilfield	51,629	72,465	51,382	154,779	188,562
Advanced Technologies	796	789	784	2,377	2,329
Unallocated Expenses	1,088	946	1,138	3,324	3,069
Total	$53,513	$74,200	$53,304	$160,480	$193,960
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

Certain statements we make in this quarterly report on Form 10-Q are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements include, without limitation, statements regarding our expectations about:

•
fourth quarter and the full year of 2017 operating results and earnings per share, and the contributions from our segments to those results (including anticipated revenue, operating income and utilization information), as well as the items below the operating income line;

•	our earnings and cash flows in 2018;

•	demand and business activity levels;

•	the impact on our retained earnings as a result of the implementation of ASC 2014-09 on January 1, 2018;

•
our plans for future operations (including planned additions to and retirements from our remotely operated vehicle ("ROV") fleet, our intent regarding the new multiservice subsea support vessel scheduled for delivery at the end of December 2017 and to be placed into service during the first quarter of 2018, and other capital expenditures);

•	our future cash flows;

•	our future dividends;

•	the adequacy of our liquidity, cash flows and capital resources;

•	our expectations regarding shares to be repurchased under our share repurchase plan;

•	our assumptions that could affect our estimated tax rate;

•	the implementation of new accounting standards and related policies, procedures and controls;

•	seasonality; and

•	industry conditions.

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

Executive Overview

Our diluted earnings (loss) per share for the three- and nine-month periods ended September 30, 2017 were $(0.02) and $(0.07), respectively, as compared to $(0.12) and $0.36, respectively, for the corresponding periods of the prior year. Taking into account our results through September 30, 2017 and our outlook for the remainder of 2017, we project our 2017 diluted earnings per share to be less than our 2016 diluted earnings per share of $0.25.

In the nine-month period ended September 30, 2017, we recognized an additional tax expense of $4.5 million for discrete items, which included a $1.4 million tax reserve for uncertain income tax positions related to foreign entity tax filings of prior years and $2.9 million related to the tax effects on the difference between book and tax amounts of share-based compensation paid in the periods. As a result of our implementation of Accounting Standards Update ("ASU") 2016-09, "Compensation – Stock Compensation – Improvements to Employee Share-Based Payment Accounting," these tax effects are recognized in our statements of operations effective January 1, 2017. Previously, these tax effects were reflected on our balance sheet as adjustments to additional paid-in capital. See Note 1 to the consolidated financial statements included in this report for further discussion of ASU 2016-09.

In the nine-month periods ended September 30, 2017 and 2016, we incurred foreign exchange losses of $3.4 million and $6.5 million, respectively. The foreign exchange losses in 2016 primarily related to the Angolan kwanza and its declining exchange rate relative to the U.S. dollar. We did not incur significant exchange losses in any one currency during the nine months ended September 30, 2017. Our foreign exchange losses are reflected in Other income (expense), net.

For the fourth quarter of 2017, we believe our results will be considerably lower than our third quarter results due to seasonality and a reduced level of offshore activity. Most of the decline is expected to be in our ROV and Subsea Projects segments, with modestly lower operating income from our other oilfield segments, as we foresee very few near-term catalysts to support an improvement in our oilfield markets. For our-non-oilfield segment, Advanced Technologies, we are projecting a modest quarterly improvement. We expect Unallocated Expenses to be slightly higher.

While our fourth quarter outlook has been revised downward, we continue to believe that we will be marginally profitable at the operating income line on a consolidated basis for the full year of 2017. We anticipate continued lower global demand for deepwater drilling, field development, and inspection, maintenance and repair and installation activities due to the current and anticipated oil price environment, which has led to spending cuts by our customers and pricing pressure. Below the operating income line, we expect:

•	increased interest expense from higher interest rates, which affect our floating rate debt and our swaps to floating rates on $200 million of fixed-rate debt; and

•	a loss on our equity investment in Medusa Spar LLC, as volume continues to be low in current producing zones.

Based on the current number of floating rigs working and expectations for further reductions in oil and gas industry capital and operating expenditures as offshore activities get pushed into 2019, we believe our 2018 earnings will be significantly lower than 2017. During 2018, we expect each of our operating segments will contribute positive earnings before interest, taxes and depreciation and amortization (EBITDA), and on a consolidated basis, we will generate more than sufficient cash flows to service our debt and fund our anticipated maintenance and organic growth capital expenditures. While we are anticipating an increase in offshore activity levels during the second half of 2018, we do not expect this shift in momentum to be adequate to offset the near-term market weakness or to present an opportunity to meaningfully improve pricing.

With an outlook for diminishing cash flow from operations for the fourth quarter of 2017 and for the full year of 2018, we feel it is prudent at this time to focus our resources on growth and positioning the company for the future. Consequently, our Board did not declare a quarterly dividend to be paid in the fourth quarter of 2017. While we will continue to review our dividend position on a quarterly basis, we do not anticipate our Board reinstating a quarterly cash dividend until we see a significant improvement in our market outlook and projected free cash flow.

Critical Accounting Policies and Estimates

For information about our Critical Accounting Policies and Estimates, please refer to the discussion in our annual report on Form 10-K for the year ended December 31, 2016 under the heading "Critical Accounting Policies and Estimates" in Item 7 – "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Liquidity and Capital Resources

As of September 30, 2017, we had working capital of $771 million, including $472 million of cash and cash equivalents. Additionally, we had $500 million of borrowing capacity available under our revolving credit facility under a credit agreement with a group of banks (the "Credit Agreement"). The Credit Agreement includes a $300 million, three-year term loan and a $500 million, five-year, revolving credit facility. We consider our liquidity, cash flows and capital resources to be adequate to support our existing operations and capital commitments.

Our capital expenditures were $60 million during the first nine months of 2017, excluding an $11 million equity investment and advance in a business acquisition to expand our presence in the Caspian Sea region, as compared to $83 million, excluding a $3 million business acquisition, during the first nine months of 2016. We currently estimate our capital expenditures for 2017, excluding business acquisitions, will be in the range of $90 million to $110 million, including $20 million of construction progress payments for the new deepwater multiservice subsea support vessel, to be named the Ocean Evolution, discussed below.

During the third quarter of 2013, we signed an agreement with a shipyard for the construction of a subsea support vessel, to be named the Ocean Evolution. We expect to take delivery of the vessel at the end of December 2017 and to place it into service during the first quarter of 2018. We intend for the vessel to be U.S.-flagged and documented with a coastwise endorsement by the U.S. Coast Guard. It is expected to have an overall length of

353 feet, a Class 2 dynamic positioning system, accommodations for 110 personnel, a helideck, a 250-ton active heave-compensated crane, and a working moonpool. We will outfit the vessel with two of our high specification work-class ROVs and a satellite communications system capable of transmitting streaming video for real-time work observation by shore personnel. We anticipate the vessel will be used to augment our ability to provide subsea intervention services and hardware installations in the deepwater U.S. Gulf of Mexico.

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

In 2012, we moved the chartered vessel Ocean Intervention III to Angola and also chartered the Bourbon Oceanteam 101 to work on a three-year field support vessel services contract for a unit of BP plc. We had extended the charter of the Bourbon Oceanteam 101 to January 2017. However, in early 2016, the customer exercised its right, under the field support vessel services contract, to terminate its use of the Bourbon Oceanteam 101 at the end of May 2016. Under the terms of the contract, the costs incurred by us associated with the early release and demobilization of the vessel were reimbursed by the customer. Following the release of the vessel, we redelivered it to the vessel supplier. The charter for the Ocean Intervention III expired at the end of July 2017. Under the field support vessel services contract, which has been extended through January 2019, we are continuing to supply project management and engineering services. We also provide ROV tooling, asset integrity services and installation and workover control system services as requested by the customer. Chartered vessels and barges are provided to the customer upon request. Under this arrangement, the Ocean Intervention III will be provided for a fixed term from January 2018 until May 2018 with three one-month optional customer extension periods.
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
In November 2015, we commenced a two-year charter for the use of the Island Pride, a multi-service subsea marine support vessel. We are using the vessel under a two-year contract to provide field support services off the coast of India for an oil and gas customer based in India. Our two-year contract is scheduled to end in early November. Our customer has several option periods available to them; however, they have not exercised their right to use them. The future IMR vessel work in this field is out to tender, and we are bidding for the work.

We also charter or lease vessels on a short-term basis as necessary to augment our fleet.

As of September 30, 2017, we had long-term debt in the principal amount of $800 million outstanding and $500 million available under our revolving credit facility provided under the Credit Agreement.

In October 2014, we entered into a new credit agreement (as amended, the "Credit Agreement") with a group of banks to replace our prior principal credit agreement. The original Credit Agreement from October 2014 has been amended three times and it currently provides for a $300 million term loan (the "Term Loan Facility") and a $500 million revolving credit facility (the "Revolving Credit Facility"), which mature in October 2019 and October 2021, respectively. Subject to certain conditions, the aggregate commitments under the Revolving Credit Facility may be increased by up to $300 million at any time upon agreement between us and existing or additional lenders. Borrowings under the Revolving Credit Facility and the Term Loan Facility may be used for general corporate purposes. Simultaneously with the execution of the Credit Agreement in 2014 and pursuant to its terms, we repaid all amounts outstanding under, and terminated, our prior principal credit agreement.

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

The Credit Agreement contains various covenants that we believe are customary for agreements of this nature, including, but not limited to, restrictions on our ability and the ability of each of our subsidiaries to incur debt, grant liens, make certain investments, make distributions, merge or consolidate, sell assets and enter into certain restrictive agreements. We are also subject to a maximum adjusted total capitalization ratio (as defined in the Credit Agreement) of 55%. The Credit Agreement includes customary events of default and associated remedies. As of September 30, 2017, we were in compliance with all the covenants set forth in the Credit Agreement.

In November 2014, we completed the public offering of $500 million aggregate principal amount of 4.650% Senior Notes due 2024 (the "Senior Notes"). We pay interest on the Senior Notes on May 15 and November 15 of each year. The Senior Notes are scheduled to mature on November 15, 2024.

Our principal source of cash from operating activities is our net income (loss), adjusted for the non-cash effects of, among other things, depreciation and amortization, deferred income taxes and noncash compensation under our share-based compensation plans. Our $144 million and $262 million of cash provided from operating activities in the nine-month periods ended September 30, 2017 and 2016, respectively, were principally affected by operating results and cash increases (decreases) of:

•	$26 million and $102 million, respectively, from changes in accounts receivable;

•	$35 million and $1 million, respectively, from changes in inventory; and

•	$(56) million and $(161) million, respectively, from changes in current liabilities.

We had a decrease in cash related to accounts receivable in the nine months ended September 30, 2017 compared to 2016, as we had lower revenue in the three months ended September 30, 2017 as compared to the fourth quarter of 2016, so, combined with our cash collections, our overall accounts receivable balances decreased. The decrease in inventory levels in 2017 reflected usage on a large umbilical project and our lower Subsea Products backlog. Each of the 2017 and 2016 decreases in cash related to current liabilities reflected generally lower business levels, and decreased accruals for incentive compensation.

In the nine months ended September 30, 2017, we used $79 million of cash in investing activities, largely related to capital expenditures of $60 million, excluding investment and advances in a business acquisition of $11 million. We also used $46 million in financing activities, primarily for the payment of cash dividends of $44 million. In the nine months ended September 30, 2016, we used $117 million of cash in investing activities. The cash used in investing activities related to capital expenditures of $83 million and other investments of $40 million. The other investments were primarily for the purchase of bonds in Angola for the purpose of mitigating our Angolan currency risk. We also used $81 million in financing activities, primarily for the payment of cash dividends of $79 million.

We have not guaranteed any debt not reflected on our consolidated balance sheet, and we do not have any off-balance sheet arrangements, as defined by SEC rules.

In December 2014, our Board of Directors approved a plan to repurchase up to 10 million shares of our common stock. Under this plan, we had repurchased 2.0 million shares of our common stock for $100 million through September 30, 2017, all during 2015. We account for the shares we hold in treasury under the cost method, at average cost. The timing and amount of any future repurchases will be determined by our management. We expect that any additional shares repurchased under the plan will be held as treasury stock for possible future use. The plan does not obligate us to repurchase any particular number of shares.

From the second quarter of 2014 through the third quarter of 2016, we paid a quarterly dividend to our common shareholders of $0.27 per share. Starting in the fourth quarter of 2016 through the third quarter of 2017, we paid a dividend of $0.15 per share. Our last quarterly dividend was declared in July 2017 at $0.15 per share and paid in September 2017. With an outlook for diminishing cash flow from operations for the fourth quarter of 2017 and for the full year of 2018, we feel it is prudent at this time to focus our resources on growth and positioning our company for the future. Consequently, our Board did not declare a quarterly dividend to be paid in the fourth quarter of 2017. While we will continue to review our dividend position on a quarterly basis, we do not anticipate our Board reinstating a quarterly cash dividend until we see a significant improvement in our market outlook and projected free cash flow.
Results of Operations

We operate in five business segments. The segments are contained within two businesses — services and products provided to the oil and gas industry ("Oilfield") and all other services and products ("Advanced Technologies"). Our Unallocated Expenses are those not associated with a specific business segment.

Consolidated revenue and profitability information is as follows:

	Three Months Ended			Nine Months Ended
(dollars in thousands)	Sep 30, 2017	Sep 30, 2016	Jun 30, 2017	Sep 30, 2017	Sep 30, 2016
Revenue	$476,120	$549,275	$515,036	$1,437,332	$1,783,158
Gross Margin	54,885	35,443	53,571	153,311	228,156
Gross Margin %	12%	6%	10%	11%	13%
Operating Income (Loss)	10,531	(11,856)	9,390	19,771	74,623
Operating Income %	2%	(2)%	2%	1%	4%

In our Subsea Projects segment, we generate a material amount of our consolidated revenue from contracts for services in the U.S. Gulf of Mexico, which has historically been more active from April through October, as compared to the rest of the year. The European operations of our Asset Integrity segment have historically been more active in the second and third quarters; however, the reduced customer spending levels in the current commodity price environment have substantially obscured this seasonality since mid-2014. Revenue in our ROV segment is generally subject to seasonal variations in demand, with our first quarter typically being the low quarter of the year. The level of our ROV seasonality primarily depends on the number of ROVs we have engaged in vessel-based subsea infrastructure inspection, maintenance and repair and installation, which is more seasonal than drilling support. Periods since mid-2014 reflect an exception, as there has been a general decline in offshore activity, which caused a decrease in our ROV days on hire and utilization during each sequential quarter from September 2014 through September 2017, with few exceptions. The number of ROV days on hire for the quarters ended September 2017, June 2017 and June 2016 were slightly higher than that of the respective immediately preceding quarters. Revenue in our Subsea Products and Advanced Technologies segments generally has not been seasonal.

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

	Three Months Ended			Nine Months Ended
(dollars in thousands)	Sep 30, 2017	Sep 30, 2016	Jun 30, 2017	Sep 30, 2017	Sep 30, 2016
Remotely Operated Vehicles
Revenue	$104,617	$126,507	$103,432	$302,071	$413,769
Gross Margin	12,102	(16,288)	16,659	41,783	45,959
Operating Income (Loss)	5,009	(23,845)	10,376	21,310	21,162
Operating Income (Loss) %	5%	(19)%	10%	7%	5%
Days available	25,695	29,126	25,300	76,214	86,904
Days utilized	12,742	15,156	12,267	36,497	47,218
Utilization	50%	52%	48%	48%	54%

Subsea Products
Revenue	143,583	157,269	174,893	469,115	542,978
Gross Margin	24,949	20,423	22,762	72,702	119,287
Operating Income	12,383	6,109	10,552	34,418	71,870
Operating Income %	9%	4%	6%	7%	13%
Backlog at end of period	284,000	457,000	328,000	284,000	457,000

Subsea Projects
Revenue	80,116	110,799	75,545	218,617	378,883
Gross Margin	10,187	19,321	6,462	20,673	45,147
Operating Income	6,512	15,029	3,000	9,699	32,055
Operating Income %	8%	14%	4%	4%	8%

Asset Integrity
Revenue	61,098	71,995	58,192	171,948	215,459
Gross Margin	9,754	11,591	10,004	28,139	29,030
Operating Income	3,050	4,725	3,755	9,072	4,354
Operating Income %	5%	7%	6%	5%	2%

Total Oilfield
Revenue	$389,414	$466,570	$412,062	$1,161,751	$1,551,089
Gross Margin	56,992	35,047	55,887	163,297	239,423
Operating Income	26,954	2,018	27,683	74,499	129,441
Operating Income %	7%	—%	7%	6%	8%

In general, our Oilfield business focuses on supplying services and products to the deepwater sector of the offshore market. We have experienced, and expect to continue to experience, lower global demand for deepwater drilling, field development, and inspection, maintenance and repair activities due to the general decline in oil prices since June 2014. As a result, we are forecasting an overall decrease in our oilfield operating segments for the full year of 2017 as compared to 2016.

We believe we are the world's largest provider of ROV services, and this business segment historically, but not currently, has been the largest contributor to our Oilfield business operating income. Our ROV segment revenue reflects the utilization percentages, fleet sizes and average pricing of the respective periods. Our ROV operating margins have declined as depreciation has become a higher percentage of revenue, and we have experienced lower utilization and pricing in recent years. In the full year of 2014, 2015 and 2016, ROV depreciation and amortization was 14%, 18% and 27% of ROV revenue respectively; and in the nine months ended September 30, 2017 it was 29% of ROV revenue. Our ROV operating income increased in the three- and nine-month periods ended September 30, 2017 compared to the corresponding periods of the prior year, mainly due to 2016 inventory write-downs and fixed assets write-offs totaling $36 million, substantially offset by lower utilization and lower average revenue per day on hire in 2017. During the third quarter of 2017, ROV operating income decreased compared to the immediately preceding quarter, mainly as a result of lower average revenue per day on hire and an increase in average daily operating costs. The average revenue per day on hire decreased due primarily to an unfavorable change in geographic mix, as we experienced disproportionately fewer work days in higher day rate operating areas, notably Angola. Days on hire increased 4% sequentially during the third quarter of 2017 as our fleet utilization improved to 50% from 48%. We added four new ROVs to our fleet during the nine months ended September 30, 2017 and retired five, resulting in a total of 279 ROVs in our ROV fleet. We expect our fourth quarter 2017 ROV operating income to decrease considerably from that of the third quarter due to fewer working days, largely on decreased demand to provide vessel-based services, and lower average revenue per day, partially attributable to seasonality. We also expect a decline in our average daily operating costs.

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

	Three Months Ended			Nine Months Ended
	Sep 30, 2017	Sep 30, 2016	Jun 30, 2017	Sep 30, 2017	Sep 30, 2016
Manufactured products	59%	64%	70%	67%	66%

Service and rental	41%	36%	30%	33%	34%

Our Subsea Products operating income increased in the three-month period ended September 30, 2017 compared to the corresponding periods of the prior year, mainly due to a 2016 charge of $8.2 million, predominantly for tools and inventory in our portfolio used to support deepwater drilling and operations, partially offset by lower demand and pricing in both manufactured products and service and rental in 2017. Subsea Products operating income decreased in nine-month period ended September 30, 2017 compared to the the corresponding period of the prior year, due to lower demand and pricing in both manufactured products and service and rental. Subsea Products operating income in the third quarter of 2017 was higher than that of the immediately preceding quarter due to the higher percentage of segment revenue being generated by our service and rental business and excellent execution by our umbilical business unit, partially offset by the effect of an 18% decline in revenues.

Our Subsea Products backlog was $284 million as of September 30, 2017, compared to $431 million as of December 31, 2016. The backlog decline was largely attributable to low umbilical order intake and production associated with the Shell Appomattox project in the U.S. Gulf of Mexico. We expect Subsea Products margins to weaken further into the mid-single digit range in the fourth quarter of 2017 compared to the third quarter, due to legacy contracts with better pricing having been completed and more recent contracts at more competitive pricing being executed.

Our Subsea Projects operating income was lower in the three- and nine-month periods ended September 30, 2017 compared to the corresponding periods of the prior year, as a result of generally lower vessel demand and pricing, and the release in May 2016 of the Bourbon Oceanteam 101, which was previously deployed under the field support vessel services contract offshore Angola. Our Subsea Projects operating income increased in the three-month period ended September 30, 2017 compared to the immediately preceding quarter, principally driven by seasonal improvements in U.S. Gulf of Mexico deepwater vessel work. In the fourth quarter of 2017, we expect lower operating income than we had for the third quarter, due to the seasonal decrease in deepwater vessel work in the U.S. Gulf of Mexico, a continued low vessel price environment and current global oversupply of vessels, and a lower profit contribution from our Angola operations due to the release of the Ocean Intervention III by the customer during the third quarter of this year.

For the three-month period ended September 30, 2017, compared to the corresponding period of the prior year, Asset Integrity's operating income was lower. For nine-month period ended September 30, 2017, compared to the corresponding periods of the prior year, Asset Integrity's operating income improved on lower revenue, as we benefited from restructuring efforts we made in prior periods and 2016 operating results included a second quarter bad debt expense of $3.3 million. Asset Integrity's operating income in the three-month period ended September 30, 2017 was lower compared to the immediately preceding quarter . For the fourth quarter of 2017, we expect Asset Integrity's operating income to be lower compared to the third quarter, due to seasonal decreases.

Advanced Technologies

Revenue and margin information was as follows:

	Three Months Ended			Nine Months Ended
(dollars in thousands)	Sep 30, 2017	Sep 30, 2016	Jun 30, 2017	Sep 30, 2017	Sep 30, 2016
Revenue	$86,706	$82,705	$102,974	275,581	232,069
Gross Margin	$11,833	$9,665	$14,133	$36,038	$26,092
Operating Income	6,602	4,357	7,632	19,260	10,478
Operating Income %	8%	5%	7%	7%	5%

Advanced Technologies operating income for the three- and nine-month periods ended September 30, 2017 was higher than that of the corresponding periods of the prior year, from improved execution on theme park and other commercial projects. Operating income in the third quarter of 2017 was lower than that of the immediately preceding quarter, primarily due to lower levels of work for the U.S. Navy. We expect a slight increase in our Advanced Technologies operating income in the fourth quarter of 2017 compared to the third quarter, due to increased activity on theme park projects.

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

The following table sets forth our Unallocated Expenses for the periods indicated.

	Three Months Ended			Nine Months Ended
(dollars in thousands)	Sep 30, 2017	Sep 30, 2016	Jun 30, 2017	Sep 30, 2017	Sep 30, 2016
Gross margin	$13,940	$9,269	$16,449	46,024	37,359
Operating income	23,025	18,231	25,925	73,988	65,296
Operating income % of revenue	5%	3%	5%	5%	4%

Our Unallocated Expenses for the three- and nine-month periods ended September 30, 2017 increased compared to the corresponding periods of the prior year, primarily due to higher 2017 estimated expenses related to incentive compensation from our performance units and bonuses. Our Unallocated Expenses for the three months ended September 30, 2017 were lower compared to the immediately preceding quarter. For the fourth quarter of 2017, we expect our quarterly Unallocated Expenses to be slightly higher compared to the third quarter.

Other

The following table sets forth our significant financial statement items below the income from operations line.

	Three Months Ended			Nine Months Ended
(in thousands)	Sep 30, 2017	Sep 30, 2016	Jun 30, 2017	Sep 30, 2017	Sep 30, 2016
Interest income	$1,997	$684	$2,045	5,379	2,421
Interest expense, net of amounts capitalized	(8,650)	(6,325)	(7,599)	(22,517)	(18,924)
Equity in income (losses) of unconsolidated affiliates	(424)	(246)	(394)	(1,798)	543
Other income (expense), net	(1,287)	570	(58)	(3,901)	(6,823)
Provision for (benefits from) income taxes	3,935	(5,375)	1,252	4,104	16,226

In addition to interest on borrowings, interest expense includes amortization of loan costs, fees for lender commitments under our revolving credit agreement and fees for standby letters of credit and bank guarantees that banks issue on our behalf for performance bonds, bid bonds and self-insurance requirements.

Foreign currency transaction gains and losses are the principal component of Other income (expense), net. In the three-month periods ended September 30, 2017 and 2016, we incurred foreign currency transaction gains (losses) of $(1.3) million and $0.6 million, respectively. In the nine-month periods ended September 30, 2017 and 2016, we incurred foreign currency transaction losses of $(3.4) million and $(6.5) million, respectively. In the three- and nine- month periods ended September 30, 2017, we did not incur significant currency losses in any one currency. The currency losses in 2016 primarily related to the Angolan kwanza and its declining exchange rate relative to the U.S. dollar, and related primarily to our cash balances in Angola. Conversion of cash balances from Angolan kwanza to U.S. dollars is controlled by the central bank in Angola, and the central bank slowed this process starting in mid-2015, causing our cash balances in kwanza to increase.

The provisions for income taxes were related to U.S. income taxes that we provided at estimated annual effective rates using assumptions as to earnings and other factors that would affect the tax provision for the remainder of the year, and to the operations of foreign branches and subsidiaries that were subject to local income and withholding taxes. Factors that could affect our estimated tax rate include our profitability levels in general and the geographic mix in the sources of our results. The effective tax rate for the nine months ended September 30, 2017 was different than the federal statutory rate of 35.0%, primarily due to the geographic mix of tax jurisdictions in which we generated our earnings and losses and non-deductible expenses. It is our intention to continue to indefinitely reinvest in certain of our international operations.  We do not believe the effective tax rate before discrete items is meaningful, as the rate is less significant at a low pretax income or a pretax loss position. The effective tax rate of 31.3% for the period ended September 30, 2016 was lower than the federal statutory rate of 35.0%, primarily due to our intention to indefinitely reinvest in certain of our international operations.  We do not provide for U.S. taxes on the portion of our foreign earnings we indefinitely reinvest.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are currently exposed to certain market risks arising from transactions we have entered into in the normal course of business. These risks relate to interest rate changes and fluctuations in foreign exchange rates. Except for our exposure in Angola, we do not believe these risks are material. We have not entered into any market risk sensitive instruments for speculative or trading purposes. When we have a significant amount of borrowings, we typically manage our exposure to interest rate changes through the use of a combination of fixed- and floating-rate debt. See Note 3 of Notes to Consolidated Financial Statements included in this report for a description of our revolving credit facility and interest rates on our borrowings. We have two interest rate swaps in place on a total of $200 million of the Senior Notes for the period to November 2024. The agreements swap the fixed interest rate of 4.650% on $100 million of the Senior Notes to the floating rate of one month LIBOR plus 2.426% and on another $100 million to one month LIBOR plus 2.823%. We believe significant interest rate changes would not have a material near-term impact on our future earnings or cash flows.
Because we operate in various oil and gas exploration and production regions in the world, we conduct a portion of our business in currencies other than the U.S. dollar. The functional currency for several of our international operations is the applicable local currency. A stronger U.S. dollar against the U.K. pound sterling, the Norwegian kroner and the Brazilian real may result in lower operating income. We manage our exposure to changes in foreign exchange rates principally through arranging compensation in U.S. dollars or freely convertible currency and, to the extent possible, by limiting compensation received in other currencies to amounts necessary to meet obligations denominated in those currencies. We use the exchange rates in effect as of the balance sheet date to translate assets and liabilities as to which the functional currency is the local currency, resulting in translation adjustments that we reflect as accumulated other comprehensive income or loss in the shareholders' equity section of our Consolidated Balance Sheets. We recorded net adjustments to our equity accounts of $20.3 million and $31.2 million in the nine-month periods ended September 30, 2017 and 2016, respectively. Negative adjustments reflect the net impact of the strengthening of the U.S. dollar against various foreign currencies for locations where the functional currency is not the U.S. dollar. Conversely, positive adjustments reflect the effect of a weakening U.S. dollar.

We recorded foreign currency transaction gains (losses) of $(1.3) million and $0.6 million in the three-month periods ended September 30, 2017 and 2016, respectively, and $(3.4) million and $(6.5) million in the nine-month periods ended September 30, 2017 and 2016, respectively. Those gains and losses are included in Other income (expense), net in our Consolidated Statements of Operations in those respective periods. Since the second quarter of 2015, the exchange rate for the Angolan kwanza relative to the U.S. dollar generally has been declining, although the exchange rate was relatively stable during the nine-month period ended September 30, 2017. As our functional currency in Angola is the U.S. dollar, we recorded foreign currency transaction gains (losses) related to the kwanza of $0.7 million and $(7.6) million in the three- and nine-month periods ended September 30, 2016, respectively, as a component of Other income (expense), net in our Consolidated Statements of Operations for those respective periods. Our foreign currency transaction gains (losses) related primarily to the remeasurement of our Angolan kwanza cash balances to U.S. dollars. Conversion of cash balances from kwanza to U.S. dollars is controlled by the central bank in Angola, and the central bank has slowed this process since mid-2015, causing our kwanza cash balances to subsequently increase. As of September 30, 2017, we had the equivalent of approximately $26 million of kwanza cash balances in Angola reflected on our balance sheet.

To mitigate our currency exposure risk in Angola, through September 30, 2017 we used kwanza to purchase $70 million equivalent Angolan central bank (Banco Nacional de Angola) bonds with various maturities throughout 2018 and 2020. These bonds are denominated as U.S. dollar equivalents, so that, upon payment of semi-annual interest and principal upon maturity, payment is made in kwanza, equivalent to the respective U.S. dollars at the then-current exchange rate. We have classified these instruments as held-to-maturity, and have recorded the original cost on our balance sheet as other non-current assets.

Item 4.        Controls and Procedures.

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2017 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There has been no change in our internal control over financial reporting that occurred during the three months ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

On June 17, 2014, Peter L. Jacobs, a purported shareholder, filed a derivative complaint against all of the then current members of our board of directors and one of our former directors, as defendants, and our company, as nominal defendant, in the Court of Chancery of the State of Delaware. Through the complaint, the plaintiff asserted, on behalf of our company, actions for breach of fiduciary duties and unjust enrichment in connection with prior determinations of our board of directors relating to nonexecutive director compensation. The plaintiff sought relief including disgorgement of payments made to the defendants, an award of unspecified damages and an award for attorneys’ fees and other costs.  We and the defendants filed a motion to dismiss the complaint and a supporting brief.  Subsequently, the parties to the litigation jointly requested and received a series of extension orders from the Court to extend the time for certain filings.  The last such extension expired on September 16, 2016.  By letter dated August 30, 2017, we received notice from the Office of the Register in Chancery advising the parties that the Court was closing the matter for failure to prosecute or to comply with an order of the Court.

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

November 2, 2017	/S/ RODERICK A. LARSON
Date	Roderick A. Larson
President and Chief Executive Officer
(Principal Executive Officer)

November 2, 2017	/S/ ALAN R. CURTIS
Date	Alan R. Curtis
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

November 2, 2017	/S/ W. CARDON GERNER
Date	W. Cardon Gerner
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)