Form 10-K
period 2017-12-31
OCEANEERING INTERNATIONAL INC
filed 2018-03-01
CIK 73756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes    ☑  No
Aggregate market value of the voting stock held by nonaffiliates of the registrant computed by reference to the closing price of $22.84 of the Common Stock on the New York Stock Exchange as of June 30, 2017, the last business day of the registrant's most recently completed second quarter: $2.2 billion
Number of shares of Common Stock outstanding at February 23, 2018: 98,460,365.
Documents Incorporated by Reference:
Portions of the proxy statement relating to the registrant's 2018 annual meeting of shareholders, to be filed on or before May 1, 2018 pursuant to Regulation 14A of the Securities Exchange Act of 1934, are incorporated by reference to the extent set forth in Part III, Items 10-14 of this report.

Oceaneering International, Inc.
Form 10-K

PART I

Item 1.	Business.
GENERAL DEVELOPMENT OF BUSINESS
Oceaneering International, Inc. is a global oilfield provider of engineered services and products, primarily to the offshore oil and gas industry. Oceaneering also serves the defense, aerospace and commercial theme park industries. Oceaneering was organized as a Delaware corporation in 1969 out of the combination of three diving service companies founded in the early 1960s. Since our establishment, we have concentrated on the development and marketing of underwater services and products to meet customer needs requiring the use of advanced technology. We believe we are one of the world's largest underwater services contractors. The services and products we provide to the energy industry include remotely operated vehicles, specialty subsea hardware, engineering and project management, subsea intervention services, including manned diving, survey and positioning services and asset integrity and nondestructive testing services. Our foreign operations, principally in the North Sea, Africa, Brazil, Australia and Asia, accounted for approximately 51% of our revenue, or $1.0 billion, for the year ended December 31, 2017.
Our business segments are contained within two businesses – services and products provided primarily to the oil and gas industry ("Oilfield") and services and products provided to non-energy industries ("Advanced Technologies"). Our four business segments within the Oilfield business are Remotely Operated Vehicles ("ROVs"), Subsea Products, Subsea Projects and Asset Integrity. We report our Advanced Technologies business as one segment. Unallocated Expenses are expenses not associated with a specific business segment. These consist of expenses related to our incentive and deferred compensation plans, including restricted stock and bonuses, as well as other general expenses.
Oilfield. The primary focus of our Oilfield business over the last several years has been toward increasing our asset base and capabilities for providing services and products for offshore operations and subsea completions. In recent years, we have focused on increasing our service and product offerings toward our oil and gas customers' operating expenses and the offshore renewable energy market.
During the past ten years, we have acquired businesses to expand and complement our service and product offerings. These include:

•	a Canadian manufacturer of clamp connectors, check valves and universal ball joints;

•	a Norwegian-based provider of inspection, maintenance, subsea engineering and field operations services, principally to the oil and gas industry;

•	a Norwegian rental provider of specialized subsea dredging equipment, including ROV-deployed units, to the offshore oil and gas industry;

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

•	the assets of a provider of riserless light well intervention services; and

•	a majority interest in an Azerbaijani company that supports the provision of ROV and diving services in the Caspian Sea region.
ROVs. We provide ROVs, which are tethered submersible vehicles remotely operated from the surface, to customers in the oil and gas industry for drilling support and vessel-based services, including subsea hardware installation, construction, pipeline inspection, survey and facilities inspection, maintenance and repair. We design and build our new ROVs at in-house facilities, the largest of which is in Morgan City, LA. In 2017, we manufactured and added seven ROVs to our fleet and retired eight. Our work-class ROV fleet size was 279 at December 31, 2017, 280 at

December 31, 2016 and 315 at December 31, 2015. We have decreased our ROV fleet size over the last three years as a result of lower market demand.
Subsea Products. Our Subsea Products segment consists of two business units: (1) manufactured products; and (2) service and rental. Manufactured products include production control umbilicals and specialty subsea hardware. Service and rental includes tooling, subsea work systems and installation and workover control systems, which we design and build but operate as a service.
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
Subsea Projects. Our Subsea Projects segment consists of our subsea installation, inspection, maintenance and repair services, principally in the U.S. Gulf of Mexico and offshore Angola and India, utilizing a fleet currently consisting of two owned and two chartered dynamically positioned deepwater vessels with integrated high-specification work-class ROVs onboard, and three owned shallow water diving and survey vessels, other spot-chartered vessels and other assets. Our owned vessels are Jones Act-compliant. The dynamically positioned vessels are equipped with thrusters that allow them to maintain a constant position at a location without the use of anchors. They are used in the inspection, maintenance and repair of subsea facilities, pipeline or flowline tie-ins, pipeline crossings and installations. These vessels can also carry and install equipment or umbilicals required to bring subsea well completions into production (tie-back to production facilities). With our acquisition of C & C Technologies, Inc. ("C&C") in 2015, further described below, we provide survey services.

We previously had several deepwater vessels under long term charter. The last of our current charters of deepwater vessel charters expires in March 2018. With the current market conditions, we attempt to charter vessels for specific projects on a back-to-back basis with the vessel owners. Unless indicated otherwise, each of the chartered vessels discussed below is a deepwater multiservice subsea support vessel outfitted with two of our high-specification work-class ROVs.

Beginning in the third quarter of 2008, we chartered a vessel, the Olympic Intervention IV, for an initial term of five years. Following extension periods, the charter expired in July 2016, and we released the vessel to its owner. We had been using the Olympic Intervention IV in the U.S. Gulf of Mexico.

In 2012, we moved the chartered vessel Ocean Intervention III to Angola and also chartered the Bourbon Oceanteam 101 to work on a three-year field support vessel services contract for a unit of BP plc. We had extended the charter of the Bourbon Oceanteam 101 to January 2017. However, in early 2016, the customer exercised its right, under the field support vessel services contract, to terminate its use of the Bourbon Oceanteam 101 at the end of May 2016. Under the terms of the contract, the costs incurred by us associated with the early release and demobilization of the vessel were reimbursed by the customer. Following the release of the vessel, we redelivered it to the vessel supplier. The charter for the Ocean Intervention III expired at the end of July 2017. Under the field support vessel services contract, which has been extended through January 2019, we are continuing to supply project management and engineering services. We also provide ROV tooling, asset integrity services and installation and workover control system services as requested by the customer. Chartered vessels and barges are provided to the customer upon request. Under the field support vessel services contract, at the customer's request the Ocean Intervention III will be provided for a fixed term from January 2018 until May 2018 with three one-month optional customer extension periods.
In March 2013, we commenced a five-year bareboat charter for a Jones Act-compliant multiservice support vessel, the Ocean Alliance, we have been using in the U.S. Gulf of Mexico. In January 2015, we commenced a two-year contract with a customer for the use of the Ocean Alliance. The contract expired in January 2017, and we are marketing the vessel for spot market work in the U.S. Gulf of Mexico. We anticipate that we will return the Ocean Alliance to the vessel owner in the first quarter of 2018 and we will work with the vessel owner on a back-to-back basis on projects for customers in the Gulf of Mexico.
In December 2013, we commenced a three-year charter for the Normand Flower, a multiservice subsea marine support vessel. We made modifications to the vessel and used the vessel in the U.S. Gulf of Mexico to perform inspection, maintenance and repair projects and hardware installations. In December 2016, we declined our option to extend the charter and the vessel was released.
In November 2015, we commenced a two-year charter for the use of the Island Pride, a multiservice subsea marine support vessel. We used the vessel under a two-year contract to provide field support services off the coast of India for an oil and gas customer based in India. In November 2017, that field services contract expired and we declined our option to extend the vessel charter.
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
During the third quarter of 2013, we signed an agreement with a shipyard for the construction of a subsea support vessel, to be named the Ocean Evolution. We intend for the vessel to be U.S. flagged and documented with a coastwise endorsement by the U.S. Coast Guard. It is expected to have an overall length of 353 feet, a Class 2 dynamic positioning system, accommodations for 110 personnel, a helideck, a 250-ton active heave-compensated crane, and a working moonpool. We expect to outfit the vessel with two of our high specification 4,000 meter work-class ROVs. The vessel will also be equipped with a satellite communications system capable of transmitting streaming video for real-time work observation by shore personnel. We anticipate the vessel will be used to augment our ability to provide subsea intervention services in the U.S. Gulf of Mexico. These services are required to perform inspection, maintenance and repair projects and hardware installations.

In 2015, we acquired C&C for approximately $224 million. C&C is a global provider of ocean-bottom mapping services utilizing customized autonomous underwater vehicles and provides marine construction surveys for both surface and subsea assets, as well as satellite-based positioning services for drilling rigs and seismic and construction vessels. C&C also provides land and near-shore survey services along the U.S. Gulf Coast and in Mexico, and performs shallow water conventional geophysical surveys in the U.S. Gulf of Mexico.
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
Advanced Technologies. Our Advanced Technologies segment provides engineering and related manufacturing, principally to U.S. Government agencies and their prime contractors in defense and space exploration activities, the commercial theme park industry and mobile robotics.

FINANCIAL INFORMATION ABOUT SEGMENTS
For financial information about our business segments, please see the tables in Note 7 of the Notes to Consolidated Financial Statements in this report, which present revenue, income from operations, depreciation and amortization expense and capital expenditures for 2017, 2016 and 2015, and identifiable assets, property and equipment and goodwill by business segment as of December 31, 2017 and 2016.
DESCRIPTION OF BUSINESS
Oilfield
Our Oilfield business consists of ROVs, Subsea Products, Subsea Projects and Asset Integrity.
ROVs. ROVs are tethered submersible vehicles remotely operated from the surface. We use our ROVs in the offshore oil and gas industry to perform a variety of underwater tasks, including drill support, vessel-based inspection, maintenance and repair, installation and construction support, pipeline inspection and surveys, and subsea production facility operation and maintenance. Work-class ROVs are outfitted with manipulators, sonar and video cameras, and can operate specialized tooling packages and other equipment or features to facilitate the performance of specific underwater tasks. At December 31, 2017, we owned 279 work-class ROVs. We believe we operate the largest fleet of ROVs in the world. We also believe we are the industry leader in providing ROV services for drill support, with an estimated 56% market share at the end of 2017.

ROV revenue:	Amount	Percent of Total Revenue
	(in thousands)
2017	$393,655	21%
2016	522,121	23%
2015	807,723	27%

Subsea Products. We construct a variety of specialty subsea hardware and provide related services. These include:

•	various types of subsea umbilicals utilizing thermoplastic hoses and steel tubes, along with termination assemblies;

•	tooling, ROV tooling and subsea work packages;

•	production control equipment;

•	installation and workover control systems;

•	clamp connectors;

•	pipeline connector and repair systems;

•	subsea and topside control valves;

•	subsea chemical injection valves; and

•	riserless light well intervention services.
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

Subsea Products revenue:	Amount	Percent of Total Revenue
	(in thousands)
2017	$625,513	33%
2016	692,030	30%
2015	959,714	31%

Subsea Projects. We perform subsea oilfield hardware installation and inspection, maintenance and repair services. We service offshore projects with dynamically positioned vessels that typically have Oceaneering ROVs onboard. We service shallow water projects with our manned diving operation utilizing dive support vessels and saturation diving systems.
We perform subsea intervention and hardware installation services, principally in the U.S. Gulf of Mexico, offshore Angola and offshore India from multiservice vessels that have Oceaneering ROVs onboard. These services include: subsea well tie-backs; pipeline/flowline tie-ins and repairs; pipeline crossings; umbilical and other subsea equipment installations; subsea intervention; and inspection, maintenance and repair activities.
We service oil and gas industry shallow water projects in the U.S. Gulf of Mexico and offshore Angola with our manned diving operation utilizing the traditional diving techniques of air, mixed gas and saturation diving, all of which use surface-supplied breathing gas. We supply our diving services from three owned diving support vessels and other vessels and facilities. We do not use traditional diving techniques in water depths greater than 1,000 feet.
We also provide both onshore and offshore mapping services. In certain offshore applications, we utilize customized autonomous underwater vehicles, as well as vessel-mounted and towed geophysical equipment. We also provide marine construction surveys for both surface and subsea assets, as well as satellite-based positioning services for drilling rigs and seismic and construction vessels.

Subsea Projects revenue:	Amount	Percent of Total Revenue
	(in thousands)
2017	$291,993	15%
2016	472,979	21%
2015	604,484	20%
Asset Integrity. Through our Asset Integrity division, we offer a wide range of asset integrity services to customers worldwide to help ensure the safety of their facilities onshore and offshore, while reducing their unplanned maintenance and repair costs. We also provide third-party inspections to satisfy contractual structural specifications, internal safety standards or regulatory requirements. We provide these services principally to customers in the oil and gas, petrochemical and power generation industries. In the U.K., we provide Independent Inspection Authority services for the oil and gas industry, which include first-pass integrity evaluation and assessment and nondestructive testing services. We use a variety of technologies to perform pipeline inspections, both onshore and offshore.

Asset Integrity revenue:	Amount	Percent of Total Revenue
	(in thousands)
2017	$236,778	12%
2016	275,397	12%
2015	372,957	12%

Advanced Technologies
Our Advanced Technologies segment provides engineering services and manufacturing principally to the U.S. Department of Defense and major defense contractors. We also provide integrated mobile robotic system solutions to domestic and international theme parks, automotive manufacturers and retail warehousing. We work with our customers to understand their specialized requirements, identify and mitigate risks, and provide them value-added, maintainable, safe and certified solutions. The U.S. Navy is our largest customer in this segment, for whom we perform work primarily on surface ships and submarines.
We provide support for the U.S. Navy, including underwater operations, data analysis, the design and development of new underwater tools and systems, and the development of the control software to operate those systems. We also install and maintain mechanical systems for the Navy's submarines and surface ships. We support space exploration and technology development by providing our products and services to NASA and aerospace contractors. Our U.S. Navy and NASA-related activities substantially depend on continued government funding.

Advanced Technologies revenue:	Amount	Percent of Total Revenue
	(in thousands)
2017	$373,568	19%
2016	309,076	14%
2015	317,876	10%

MARKETING
Oilfield. Oil and gas exploration and development expenditures fluctuate from year to year. In particular, budgetary approval for more expensive drilling and production in deepwater, an area in which we have a high degree of focus, may be postponed or suspended during periods when exploration and production companies reduce their offshore capital spending. In recent years, we have focused on increasing our service and product offerings toward our oil and gas customers' operating expenses and the offshore renewable energy market.
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
Advanced Technologies. We market our engineered products and services primarily to U.S. Government agencies and their prime contractors in defense and space exploration activities, and to domestic and international theme parks, automotive manufacturers and retail warehousing.
Major Customers. Our top five customers in 2017, 2016 and 2015 accounted for 40%, 43% and 38%, respectively, of our consolidated revenue. In 2017 and 2016, four of our top five customers were oil and gas exploration and production companies served by our Oilfield business segments, with the other one being the U.S. Navy or other parts of the U.S. Government, which is served by our Advanced Technologies segment. In 2015, all of our top five customers were oil and gas exploration and production companies served by our Oilfield business segments. During each of

2017, 2016 and 2015, revenue from one customer, BP plc and subsidiaries, accounted for 12%, 18% and 18%, respectively, of our total consolidated annual revenue.
Although we do not depend on any one customer, the loss of one of our significant customers could, at least on a short-term basis, have an adverse effect on our results of operations and cash flows.
RAW MATERIALS
Most of the raw materials we use in our manufacturing operations, such as steel in various forms, copper, electronic components and plastics, are available from many sources. However, some components we use to manufacture subsea umbilicals are available from limited sources. With the exception of certain kinds of steel tube, where we are limited in the number of available suppliers, we can offer alternative materials or technologies in many cases, which depends on the requisite approval of our customers. Although we have experienced some level of difficulty in obtaining certain kinds of steel tube in the past due to global demand outstripping capacity, an increase in supplier capacity, coupled with a drop in global demand, has resolved this issue, and we believe the situation is unlikely to recur in the near future.
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
ROVs. We believe we are the world's largest owner/operator of work-class ROVs employed in oil and gas related operations. At December 31, 2017, we owned 279 work-class ROVs, and we estimate that this represented approximately 28% of the work-class ROVs utilized in the oilfield service industry. We compete with several major companies on a worldwide basis and with numerous others operating locally in various areas.
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
Subsea Projects. We perform subsea intervention and hardware installation services, principally in the U.S. Gulf of Mexico and offshore Angola and India, from multiservice deepwater vessels. We are one of many companies that offer these services. In general, our competitors can move their vessels to where we operate from other locations with relative ease. We also have many competitors that supply commercial diving services to the oil and gas industry in the U.S. Gulf of Mexico. Our survey and positioning services are similarly competitive.

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
The amounts of backlog orders we believed to be firm as of December 31, 2017 and 2016 were as follows (in millions):

	As of December 31, 2017		As of December 31, 2016
	Total	1+ yr*	Total	1+ yr*
Oilfield
ROVs	$432	$198	$498	$263
Subsea Products	276	50	431	91
Subsea Projects	153	38	149	—
Asset Integrity	301	111	280	124
Total Oilfield	1,162	397	1,358	478
Advanced Technologies	218	47	195	29
Total	$1,380	$444	$1,553	$507

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

REGULATION
Our operations are affected from time to time and in varying degrees by foreign and domestic political developments and foreign, federal and local laws and regulations, including those relating to:

•	operating from and around offshore drilling, production and marine facilities;

•	national preference for local equipment and personnel;

•	marine vessel safety;

•	protection of the environment;

•	workplace health and safety;

•	taxation;

•	license requirements for exportation of our equipment and technology; and

•	currency conversion and repatriation.
In addition, our Oilfield business primarily depends on the demand for our services and products from the oil and gas industry and, therefore, is affected by changing taxes, price controls and other laws and regulations relating to the oil and gas industry generally. The adoption of laws and regulations curtailing offshore exploration and development drilling for oil and gas for economic and other policy reasons would adversely affect our operations by limiting demand for our services. We cannot determine the extent to which new legislation, new regulations or changes in existing laws or regulations may affect our future operations.
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

Our quality management systems are registered as being in conformance with ISO 9001:2015 and cover:

•	all our Oilfield services and products in the United Kingdom (the "U.K.") and Norway;

•	our Remotely Operated Vehicle operations in the U.S. Gulf of Mexico, the U.K., Norway, Brazil, Canada, the Middle East, Australia and Asia;

•	our Asset Integrity operations in the Western Hemisphere, the Middle East, Australia, the United States and Indonesia;

•	our Subsea Projects operations;

•	our Subsea Products segment; and

•	the Oceaneering Space Systems, Oceaneering Technologies, Entertainment and Marine Services units of our Advanced Technologies segment.
ISO 9001 is an internationally recognized system for quality management established by the International Standards Organization, and the 2015 edition emphasizes customer satisfaction, risk assessment and continual improvement.
EMPLOYEES
As of December 31, 2017, we had approximately 8,200 employees. Our workforce varies seasonally and peaks during the second and third quarters. We consider our relations with our employees to be satisfactory.
FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS
For financial information about our geographic areas of operation, please see the tables in Note 7 of the Notes to Consolidated Financial Statements in this report, which present revenue for 2017, 2016 and 2015 and long-lived assets as of December 31, 2017 and 2016 attributable to each of our major geographic areas. For a discussion of risks attendant to our foreign operations, see the discussion in Item 1A, "Risk Factors" under the heading "Our international operations involve additional risks not associated with domestic operations."
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

EXECUTIVE OFFICERS OF THE REGISTRANT
Executive Officers. The following information relates to our executive officers as of February 23, 2018:

NAME	AGE	POSITION	EXECUTIVE OFFICER SINCE	EMPLOYEE SINCE
Roderick A. Larson	51	President and Chief Executive Officer and Director	2012	2012
Clyde W. Hewlett	63	Chief Operating Officer	2011	1988
Alan R. Curtis	52	Senior Vice President and Chief Financial Officer	2015	1995
Stephen P. Barrett	60	Senior Vice President, Business Development	2015	2015
David K. Lawrence	58	Senior Vice President, General Counsel and Secretary	2012	2005
W. Cardon Gerner	63	Senior Vice President and Chief Accounting Officer	2006	2006
William J. Boyle	57	Senior Vice President, Asset Integrity	2016	2016
Martin J. McDonald	54	Senior Vice President, Remotely Operated Vehicles	2015	1989
Eric A. Silva	58	Senior Vice President, Operations Support	2017	2014
Robert P. Moschetta	62	Senior Vice President, Health Safety Environment/Training/Quality	2017	2000

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
Roderick A. Larson joined Oceaneering in May 2012 as Senior Vice President and Chief Operating Officer, became President in February 2015 and became President and Chief Executive Officer and Director in May 2017.  Mr. Larson previously held positions with Baker Hughes Incorporated from 1990 until he joined Oceaneering, serving most recently as President, Latin America Region from January 2011. Previously, he served as Vice President of Operations, Gulf of Mexico Region from 2009 to 2011, Gulf Coast Area Manager from 2007 to 2009, and Special Projects Leader Technical Training Task from 2006 to 2007.

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

David K. Lawrence, Senior Vice President, General Counsel and Secretary, joined Oceaneering in 2005 as Assistant General Counsel. He was appointed Associate General Counsel effective January 2011, Vice President, General Counsel and Secretary in January 2012 and to his current position in February 2014. He has over 25 years of experience as in-house counsel in the oilfield services and products industry and manufacturing.
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

Eric A. Silva, Senior Vice President, Operations Support joined Oceaneering in February 2014 as Chief Information Officer and Vice President. He was appointed to his current position in August 2015 and was appointed an executive officer in 2017. Prior to joining Oceaneering, Mr. Silva was a consultant from May 2012 to February 2014 and served as the Chief Information Officer at El Paso Corporation from 2010 to May 2012. Prior to such time, he was Vice President of Information Technology of LyondellBasell Industries N.V. (formerly LyondellBasell Industries AF S.C.A.) from December 2007 to 2010, and was Vice President of Information Technology of Lyondell Chemical Company from 2002 to 2007.

Robert P. Moschetta, Senior Vice President, Health Safety Environment/Training/Quality, joined Oceaneering in 2000 as Corporate HSE Director responsible for safety and environmental support for Oceaneering’s worldwide operations. He became Senior Vice President, Health Safety Environment/Training/Quality in May 2013, and was appointed an executive officer in 2017.

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
During 2010, the U.S. government established new regulations relating to the design of wells and testing of the integrity of wellbores, the use of drilling fluids, the functionality and testing of well control equipment, including blowout preventers, and other safety and environmental regulations. The U.S. government requires that operators demonstrate their compliance with those regulations before commencing deepwater drilling operations. Changes in laws or regulations regarding offshore oil and gas exploration and development activities, the cost or availability of insurance and the impacts of these factors on decisions by customers or other industry participants could further reduce demand for our services, which would have a negative impact on our operations.

Our international operations involve additional risks not associated with domestic operations.

A significant portion of our revenue is attributable to operations in foreign countries. These activities accounted for approximately 51% of our consolidated revenue in 2017. Risks associated with our operations in foreign areas include risks of:

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
Our exposure to the risks we described above varies from country to country. In recent periods, economic conditions, political instability and civil unrest in Africa have been our greatest concerns. There is a risk that a continuation or worsening of these conditions could materially and adversely impact our future business, operations, financial condition and results of operations. Of our total consolidated revenue for 2017, we generated approximately 13% from our operations in Africa, primarily in Angola.

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
Uncertainties in the interpretation and application of the 2017 U.S. tax reform legislation could materially affect our tax obligations and effective tax rate.
U.S. tax reform legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act") was enacted on December 22, 2017, and significantly affected U.S. tax law by changing how the United States imposes income tax on multinational corporations. The U.S. Department of the Treasury has broad authority to issue regulations and interpretative guidance that may significantly impact how we will apply the law and impact our results of operations in the period issued. The Tax Act requires complex computations not previously required under U.S. tax law. As such, the application of accounting guidance for such items is currently uncertain. Further, compliance with the Tax Act and the accounting for such provisions require accumulation of information not previously required or regularly produced. As a result, we have provided a provisional estimate on the effect of the Tax Act in our financial statements. As additional regulatory guidance is issued by the applicable taxing authorities, accounting treatment is clarified, and we refine estimates in calculating the effect, our final analysis may be different from our current provisional amounts. Any difference, which could materially affect our tax obligations and effective tax rate, will be recorded in the period that the final analysis is completed.
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

Oilfield. In general, our Oilfield business segments share facilities. Our location in Morgan City, Louisiana consists of ROV manufacturing and training facilities, vessel docking facilities, open and covered warehouse space and offices. The Morgan City facilities primarily support operations in the United States. We have regional support offices for our North Sea, Africa, Brazil and Southeast Asia operations in: Aberdeen, Scotland; Stavanger and Bergen, Norway; Dubai, U.A.E.; Rio de Janeiro and Macaé, Brazil; Luanda, Angola; Chandigarh, India; Perth, Australia; Kuala Lumpur, Malaysia; Baku, Azerbaijan; and Singapore. We also have operational bases in various other locations.

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
Our common stock is listed on the New York Stock Exchange under the symbol OII. We submitted to the New York Stock Exchange during 2017 a certification of our Chief Executive Officer regarding compliance with the Exchange's corporate governance listing standards. We have also included as exhibits to this annual report on Form 10-K, as filed with the SEC, the certifications of our principal executive officer and principal financial officer required under Section 302 of the Sarbanes-Oxley Act of 2002.
The following table sets out, for the periods indicated, the high and low sales prices for our common stock as reported on the New York Stock Exchange (consolidated transaction reporting system):

	2017		2016
	High	Low	High	Low
For the quarter ended:
March 31	$29.53	$24.57	$39.04	$25.33
June 30	28.21	20.74	36.92	28.36
September 30	26.95	21.43	31.55	24.33
December 31	26.04	17.11	32.12	22.47
On February 23, 2018, there were 458 holders of record of our common stock. On that date, the closing sales price, as quoted on the New York Stock Exchange, was $19.92. In 2017, we declared quarterly dividends of $0.15 per share in the first three quarters. With an outlook for diminishing cash flow from operations for 2018, we felt it prudent to focus our resources on growth and positioning the company for the future. Consequently, our Board did not declare a quarterly dividend to be paid in the fourth quarter of 2017. Although we will continue to review our dividend position on a quarterly basis, we do not anticipate our Board reinstating a quarterly cash dividend until we see a significant improvement in our market outlook and projected free cash flow. In 2016, we declared quarterly cash dividends of $0.27 per share in the first three quarters and $0.15 per share in the fourth quarter.

In December 2014, our Board of Directors approved a share repurchase program under which we may repurchase up to 10 million shares of our common stock on a discretionary basis. The program calls for the repurchases to be made in the open market, or in privately negotiated transactions from time to time, in compliance with applicable laws, rules and regulations, including Rule 10b-18 under the Securities Exchange Act of 1934, as amended, subject to market and business conditions, levels of available liquidity, cash requirements for other purposes, applicable legal requirements and other relevant factors. The timing and amount of any repurchases will be determined by management based on its evaluation of these factors. We expect that any shares repurchased under the program will be held as treasury stock for future use. The new program does not obligate us to repurchase any particular number of shares. Under the program, we had repurchased 2.0 million shares of our common stock for $100 million through December 31, 2015. We did not repurchase any shares during 2016 or 2017.

EQUITY COMPENSATION PLAN INFORMATION
The following presents equity compensation plan information as of December 31, 2017:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	1,181,805	N/A	2,761,163
Equity compensation plans not approved by security holders	—	N/A	—
Total	1,181,805	N/A	2,761,163

In the table above, the number of securities to be issued upon exercise of outstanding options, warrants and rights shown as of December 31, 2017 are restricted stock units and shares of restricted stock granted under our 2010 incentive plan, as amended.
At December 31, 2017, there were: (1) no shares of Oceaneering common stock under equity compensation plans not approved by security holders available for grant; and (2) 2,761,163 shares of Oceaneering common stock under equity compensation plans approved by security holders available for grant in the form of stock options, stock appreciation rights or stock awards. We have not granted any stock options since 2005 and the Compensation Committee of our Board of Directors has expressed its intention to refrain from using stock options as a component of employee compensation for our executive officers and other employees for the foreseeable future. Additionally, our Board of Directors has expressed its intention to refrain from using stock options as a component of nonemployee director compensation for the foreseeable future. For a description of the material features of our equity compensation arrangements, see the discussion in Note 8 of Notes to Consolidated Financial Statements under the heading "Incentive Plan."

PERFORMANCE GRAPH
The following graph compares our total shareholder return to the Standard & Poor's 500 Stock Index ("S&P 500") and the PHLX Oil Service Sector Index from December 31, 2012 through December 31, 2017. The PHLX Oil Service Sector Index is designed to track the performance of a set of companies involved in the oil services sector.
It is assumed in the graph that: (1) $100 was invested in Oceaneering Common Stock, the S&P 500 and the PHLX Oil Service Sector Index on December 31, 2012; and (2) any Oceaneering dividends are reinvested. The shareholder return shown is not necessarily indicative of future performance.

$250
$200
$150
$100
$50
$0
12/31/12
12/31/13
12/31/14
12/31/15
12/31/16
12/31/17
Oceaneering International, Inc.
S&P 500
PHLX Oil Service Sector Index

	December 31,
	2012	2013	2014	2015	2016	2017

Oceaneering	100.00	148.35	112.27	73.26	56.96	43.46

S&P 500	100.00	132.39	150.51	152.59	170.84	208.14

PHLX Oil Service Sector	100.00	129.11	98.42	75.40	89.72	74.28

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
Results of Operations:

	Year Ended December 31,
(in thousands, except per share amounts)	2017	2016	2015	2014	2013
Revenue	$1,921,507	$2,271,603	$3,062,754	$3,659,624	$3,287,019
Cost of services and products	1,726,897	1,992,376	2,457,325	2,800,423	2,521,483
Gross margin	194,610	279,227	605,429	859,201	765,536
Selling, general and administrative expense	183,954	208,463	231,619	230,871	220,420
Income from operations	$10,656	$70,764	$373,810	$628,330	$545,116
Net income	$166,398	$24,586	$231,011	$428,329	$371,500
Cash dividends declared per Share	$0.45	$0.96	$1.08	$1.03	$0.84
Diluted earnings per share	$1.68	$0.25	$2.34	$4.00	$3.42
Depreciation and amortization	$213,519	$250,247	$241,235	$229,779	$202,228
Capital expenditures, including business acquisitions	$104,958	$142,513	$423,988	$426,671	$393,590
Other Financial Data:

	As of December 31,
(dollars in thousands)	2017	2016	2015	2014	2013
Working capital ratio	2.72	2.48	2.46	2.52	1.97
Working capital	$751,605	$754,231	$901,537	$1,034,413	$706,187
Total assets	$3,023,950	$3,130,315	$3,429,536	$3,504,940	$3,128,500
Long-term debt	$792,312	$793,058	$795,836	$743,469	$—
Shareholders' equity	$1,659,164	$1,516,643	$1,578,734	$1,657,471	$2,043,440
Goodwill as a percentage of Shareholders' equity	27%	29%	27%	20%	17%

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements in this annual report on Form 10-K, including, without limitation, statements regarding the following matters, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995:

•	our business strategy;

•	our plans for future operations;

•	industry conditions;

•	seasonality;

•
our expectations about 2018 results of operations, items below the operating income line and segment operating results, and the factors underlying those expectations, including our expectations about demand and pricing for our oilfield services and products as a result of the factors we specify in "Overview" and "Results of Operations" below;

•	projections relating to floating rig demand and subsea tree installations;

•	the adequacy of our liquidity and capital resources to support our operations and internally generated growth initiatives;

•	our projected capital expenditures for 2018;

•	our plans to add ROVs to our fleet;

•	our intentions relating to the subsea support vessel scheduled for delivery in 2018;

•	our expectations regarding deferred tax assets and our belief that our goodwill will not be impaired during 2018;

•	the adequacy of our accruals for expected liabilities related to our deductible obligations from workers' compensation, maritime employer's liability and general liability claims;

•	our belief that our total unrecognized tax benefits will not significantly increase or decrease in the next 12 months;

•	our anticipated tax rates and underlying assumptions;

•	our anticipation of a discrete tax item in the first quarter of 2018;

•	our expectations regarding shares repurchased under our share repurchase plan;

•	our backlog; and

•	our expectations regarding the effect of inflation in the near future.
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
Overview
The table that follows sets out our revenue and operating results for 2017, 2016 and 2015.

	Year Ended December 31,
(dollars in thousands)	2017	2016	2015
Revenue	$1,921,507	$2,271,603	$3,062,754
Gross Margin	194,610	279,227	605,429
Gross Margin %	10%	12%	20%
Operating Income	10,656	70,764	373,810
Operating Income %	1%	3%	12%
Net Income	166,398	24,586	231,011

Our business substantially depends on the level of spending on offshore developments by our customers in the oil and gas industry. During 2017, we generated approximately 81% of our revenue, and 80% of our operating income before Unallocated Expenses, from services and products we provided to the oil and gas industry. In 2017, our revenue decreased by 15%, with the larger percentage decreases occurring in our Subsea Projects and ROV segments, which decreased from lower oilfield activity resulting from the general decline in crude oil prices from mid 2014. Starting in 2015, we have taken initiatives to align our operations with current and anticipated declining activity and pricing levels. These initiatives required us to reduce our workforce, incur unusual expenses, and make certain accounting adjustments.
The $166 million consolidated net income we had in 2017 was substantially more than the $25 million we earned in 2016, and the $1.68 earnings per diluted share was our highest since 2015. The $142 million increase from 2016 net income was primarily attributable to a deferred income tax benefit of $189 million resulting from the December 2017 enactment of U.S. tax reform legislation commonly referred to as the 2017 Tax Cuts and Jobs Act (the "Tax Act"). In 2017, our operating income decreased $60 million from 2016 on lower profit contributions from oilfield business, most notably:

•	our Subsea Products segment, which had $30 million less operating income on $67 million less revenue; and

•	our Subsea Projects segment, which had $24 million less operating income on $181 million less revenue.

In 2017, we invested in the following capital projects:

•	$40 million to add to or upgrade our work-class ROVs;

•	$30 million to add capabilities in our Subsea Projects segment, including $8 million related to a new subsea support vessel scheduled for delivery in 2018; and

•	$28 million to add capabilities in our Subsea Products segment.

We expect to incur a net loss in 2018, and we expect a decrease in operating income from 2017. With our limited market visibility resulting from the uncertain energy market, and uncertainties in the interpretation and application of the Tax Act that could materially affect our tax obligations and effective tax rate, we are not providing earnings per share guidance for 2018. We anticipate lower global demand for deepwater drilling, field development, and inspection, maintenance and repair activities due to the current and anticipated oil price environment, which has led to spending cuts from our customers and pricing pressure. Below the operating income line, we expect:

•	a loss on our equity investment in Medusa Spar LLC as volume continues to be low in current producing zones;

•
increased interest expense from higher interest rates on our debt, partially from a higher fixed rate on debt we issued in February 2018 and from higher floating interest rates, which affect our floating rate debt and our swaps to floating rates on $200 million of fixed-rate debt; and

•	in the first quarter, a discrete additional tax expense of approximately $2 million related to our share-based compensation plan; and

•	foreign currency exchange losses principally due to Angolan kwanza devaluation. We estimate we incurred a loss of approximately $6 million due to the devaluation of the Angolan kwanza in January 2018.

We use our ROVs to provide drilling support, vessel-based inspection, maintenance and repair, subsea hardware installation, construction, and pipeline inspection services to customers in the energy industries. The largest percentage of our ROVs has historically been used to provide drill support services. Therefore, the number of floating drilling rigs on hire is a leading market indicator for this business. The following table shows average floating rigs under contract and our ROV utilization.

	2017	2016	2015
Average number of floating rigs under contract	150	177	241
ROV days on hire (in thousands)	47	60	84
ROV utilization	46%	53%	69%

Demand for floating rigs is the primary leading indicator of the strength of the deepwater market. According to industry data published by IHS Petrodata, excluding rigs under construction, at the end of 2017 there were 263 floating drilling rigs in operation or available for work throughout the world, with 147 of those rigs under contract. Of the 147 rigs under contract, 43 have contract terms expiring during the first six months of 2018. The offshore rig count stabilized in 2017 at approximately 150 rigs. Supported by increased tendering activity, rig demand is expected to increase in the future.

In addition to floating rig demand, the number of subsea tree completions is another leading indicator, and the primary demand driver for our Subsea Products lines. According to industry data published by Infield Systems Limited in December 2017, there will be 243 subsea tree installations in 2018, down from 280 in 2017, 295 in 2016 and 319 in 2015. Subsea tree installations are forecast to stay the same at 243 in 2019.
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

We account for significant fixed-price contracts, which we enter into mainly in our Subsea Products segment, and to a lesser extent in our Subsea Projects and Advanced Technologies segments, using the percentage-of-completion method. In 2017, we accounted for 20% of our revenue using the percentage-of-completion method. In determining whether a contract should be accounted for using the percentage-of-completion method, we consider whether:

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
In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09"). This standard, as amended, completes the joint effort by the FASB and International Accounting Standards Board to improve financial reporting by creating common revenue recognition guidance for U.S. GAAP and International Financial Reporting Standards. ASU 2014-09 applies to all companies that enter into contracts with customers to transfer goods or services. ASU 2014-09 is effective for interim and annual reporting periods beginning after December 15, 2017. Early application is not permitted before periods beginning after December 15, 2016, and we have elected to apply ASU 2014-09 by recognizing the cumulative effect of applying ASU 2014-09 at the date of initial application and not adjusting comparative information.

We formed a project team to implement this standard. Our project team produced the procedures and control changes required to address the impacts that ASU 2014-09 may have on our business. We completed training our staff on the procedures and controls that came into effect January 1, 2018. We continue to believe that our project plan will enable us to complete all of the required work to implement our new procedures and controls and calculate the cumulative effect of applying ASU 2014-09 at the date of initial application, in line with the timeline and requirements of the standard.

In our service-based business lines, which principally charge on a dayrate basis for services provided, we have preliminarily concluded there will be no significant impact in the amount or pattern of revenue and profit recognition as a result of the implementation of ASC 2014-09. In our product based business lines, we expect impacts on the pattern of our revenue and profit recognition as a result of the implementation of ASC 2014-09.
Based on our overall assessment performed to date, we do not have a significant adjustment to be made to retained earnings on January 1, 2018.
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

Goodwill. In our annual evaluation of goodwill for impairment, we first assess qualitative factors to determine whether the existence of events or circumstances led to a determination that it was more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, we determined it was more likely than not that the fair value of a reporting unit was less than its carrying amount, we were required to perform the first step of the two-step impairment test. We tested the goodwill attributable to each of our reporting units for impairment as of December 31, 2017 and 2016 and concluded that there was no impairment. In 2017, our closest test was in our Subsea Projects segment. Due to lower levels of offshore activity by our oilfield customers, our Subsea Projects segment's fair value exceeded its carrying value by approximately 20%. Although we do not believe our goodwill will be impaired during 2018, our Subsea Project's goodwill could be at risk of impairment if offshore energy activity significantly deteriorates from our currently assumed activity levels. In January 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2017-04 "Intangibles - Goodwill and Other (Topic 350) Simplifying the Test for Goodwill Impairment." This update simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Under the amendments in this update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. However, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The amendments in this update are effective beginning January 1, 2020. Early adoption is permitted for testing dates after January 1, 2017, and the update is to be applied on a prospective basis. We adopted this update effective January 1, 2017.
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
We establish valuation allowances to reduce deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized in the future. Although we have considered estimated future taxable income and ongoing prudent and feasible tax-planning strategies in assessing the need for the valuation allowances, changes in these estimates and assumptions, as well as changes in tax laws, could require us to provide for valuation allowances for our deferred tax assets. Provisions for valuation allowances impact our income tax provision in the period in which such adjustments are identified and recorded.

In March 2016, the FASB issued ASU 2016-09, "Compensation – Stock Compensation Improvements to Employee Share-Based Payment Accounting." This update requires that all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) should be recognized as income tax expense or benefit in the income statement. The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. An entity also should recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. Currently, an entity must determine, for each award, whether the difference between the deduction for tax purposes and the compensation cost recognized for financial reporting purposes results in either an excess tax benefit or a tax deficiency. The amendments in this update are effective for us beginning January 1, 2017. Through December 31, 2016, we recognized excess tax benefits in additional paid-in capital, and tax deficiencies have been recognized as an offset to accumulated excess tax benefits. In 2017, we recorded a tax deficiency in the first quarter and, under this new standard, we recognized it as a discrete item in our income statement rather than in additional paid-in capital. We also expect a tax deficiency in the first quarter of 2018, which will be recognized as a discrete item in our income statement.

As further discussed in Note 3, "Income Taxes," the Tax Act was enacted on December 22, 2017, and significantly affected how the United States imposes income tax on multinational corporations. The U.S. Department of the Treasury and other regulatory bodies have not finalized potential changes to existing laws and regulations which may result from the Tax Act. In accordance with SEC Staff Accounting Bulletin No. 118 ("SAB No. 118"), we have recorded provisional estimates to reflect the effects of the provisions of the Tax Act on our income tax assets and liabilities as of December 31, 2017. We continue to collect additional information to support and refine our calculations of the impacts of these changes on our operations and recorded income tax assets and liabilities. The ultimate impacts of the Tax Act may differ from our provisional estimates due to changes in our interpretations and assumptions as well as additional regulatory guidance.
For a summary of our major accounting policies and a discussion of recently adopted accounting standards, please see Note 1 to our Consolidated Financial Statements.

Liquidity and Capital Resources

We consider our liquidity and capital resources adequate to support our operations and growth initiatives. At December 31, 2017, we had working capital of $752 million, including cash and cash equivalents of $430 million. Additionally, we had $500 million available through our revolving credit facility under a credit agreement further described below.

In October 2014, we entered into a credit agreement (as amended, the "Credit Agreement") with a group of banks. In February 2018, we entered into Agreement and Amendment No. 4 to Credit Agreement ("Amendment No. 4") to the Credit Agreement. The Credit Agreement provides for a $500 million five-year revolving credit facility (the "Revolving Credit Facility"). The Credit Agreement previously provided for a $300 million three-year term loan, which we repaid in full in February 2018, using net proceeds from our February 2018 offering of our 6.000% Senior Notes due 2028 described further below. Subject to certain conditions, the aggregate commitments under the Revolving Credit Facility may be increased by up to $300 million at any time upon agreement between us and existing or additional lenders. Borrowings under the Revolving Credit Facility may be used for general corporate purposes. Amendment No. 4 amended the Credit Agreement to, among other things, extend the maturity of the Revolving Credit Facility to January 25, 2023 with the extending Lenders, which represent 90% of the existing commitments of the Lenders, such that (a) the total commitments for the Revolving Credit Facility will be $500 million until October 25, 2021, and thereafter $450 million until January 25, 2023.

Borrowings under the Revolving Credit Facility bear interest at an Adjusted Base Rate or the Eurodollar Rate (both as defined in the Credit Agreement), at our option, plus an applicable margin based on our Leverage Ratio (as defined in the Credit Agreement) and, at our election, based on the ratings of our senior unsecured debt by designated ratings services, thereafter to be based on such debt ratings. The applicable margin varies: (1) in the case of advances bearing interest at the Adjusted Base Rate, from 0.125% to 0.750%; and (2) in the case of advances bearing interest at the Eurodollar Rate, from 1.125% to 1.750%. The Adjusted Base Rate is the highest of (1) the per annum rate established by the administrative agent as its prime rate, (2) the federal funds rate plus 0.50% and (3) the daily one-month LIBOR plus 1%. We pay a commitment fee ranging from 0.125% to 0.300% on the unused portion of the Revolving Credit Facility, depending on our Leverage Ratio. The commitment fees are included as interest expense in our consolidated financial statements.

The Credit Agreement contains various covenants that we believe are customary for agreements of this nature, including, but not limited to, restrictions on our ability and the ability of each of our subsidiaries to incur debt, grant liens, make certain investments, make distributions, merge or consolidate, sell assets and enter into certain restrictive agreements. We are also subject to a maximum adjusted total Capitalization Ratio (as defined in the Credit Agreement) of 55%. The Credit Agreement includes customary events of default and associated remedies. As of December 31, 2017, we were in compliance with all the covenants set forth in the Credit Agreement.

In November 2014, we completed the public offering of $500 million aggregate principal amount of 4.650% Senior Notes due 2024 (the "2024 Senior Notes"). We pay interest on the 2024 Senior Notes on May 15 and November 15 of each year. The 2024 Senior Notes are scheduled to mature on November 15, 2024. We may redeem some or all of the 2024 Senior Notes prior to maturity at specified redemption prices. We used the net proceeds from the offering for general corporate purposes, including funding the C&C acquisition, other capital expenditures and repurchases of shares of our common stock.

We incurred $6.9 million of issuance costs related to the 2024 Senior Notes and $2.6 million of new loan costs, including costs of the amendments prior to Amendment No. 4, related to the Credit Agreement. We are amortizing those costs, which are included on our balance sheet, as a reduction of debt for the 2024 Senior Notes and as an other non-current asset for the Credit Agreement, to interest expense to November 2024 for the 2024 Senior Notes and to January 2023 for the Credit Agreement.

We have two interest rate swaps in place on a total of $200 million of the 2024 Senior Notes for the period to November 2024. See Note 6 of Notes to Consolidated Financial Statements included in this report for a description of these interest rate swaps.

In February 2018, we completed the public offering of $300 million aggregate principal amount of 6.000% Senior Notes due 2028 (the "2028 Senior Notes"). We will pay interest on the 2028 Senior Notes on February 1 and August 1 of each year, beginning on August 1, 2018. The 2028 Senior Notes are scheduled to mature on February 1, 2028. We may redeem some or all of the 2028 Senior Notes at specified redemption prices. We used the net proceeds from the offering to repay our term loan indebtedness referred to above.

In 2018, we incurred $4.1 million of issuance costs related to the 2028 Senior Notes and $0.5 million of new loan costs related to Amendment No. 4. We will amortize these costs, which will be included on our balance sheet as a reduction of debt for the 2028 Senior Notes and as an other non-current asset for the Credit Agreement, to interest expense through November 2028 for the 2028 Senior Notes and to January 2023 for Amendment No. 4.

Our maximum outstanding indebtedness during 2017 under the Credit Agreement and 2024 Senior Notes was $800 million, and our total interest costs, including commitment fees, were $32.4 million.

Our capital expenditures, including business acquisitions, for 2017, 2016 and 2015 were $105 million, $143 million and $424 million, respectively. Our capital expenditures in 2017 included $40 million in our ROV segment, $28 million in our Subsea Products segment and $30 million in our Subsea Projects segment. Our capital expenditures in 2016 included $50 million in our ROV segment, $57 million in our Subsea Products segment and $26 million in our Subsea Projects segment. Our capital expenditures in 2015 included our acquisition of C & C Technologies, Inc. ("C&C") for approximately $224 million. C&C is a global provider of ocean-bottom mapping services utilizing customized autonomous underwater vehicles and provides marine construction surveys for both surface and subsea assets, as well as satellite-based positioning services for drilling rigs and seismic and construction vessels. C&C also provides land and near-shore survey services along the U.S. Gulf Coast and in Mexico, and performs shallow water conventional geophysical surveys in the U.S. Gulf of Mexico. In addition to the C&C acquisition, our capital expenditures in 2015 included: $58 million for upgrading and expanding our ROV fleet; $69 million in our Subsea Products segment, principally for growth of our tooling and installation and workover control systems capabilities; and $52 million in our Subsea Projects segment, including $43 million related to a new subsea support vessel scheduled for delivery in 2018.

For 2018, we expect our capital expenditures to be in the range of $80 million to $120 million, exclusive of business acquisitions. This estimate includes $22 million in our Subsea Projects segment to complete the new-build subsea support vessel, to be named the Ocean Evolution, scheduled for delivery in the second quarter of 2018. During the third quarter of 2013, we signed an agreement with a shipyard for the construction of the Ocean Evolution. We intend for the vessel to be U.S. flagged and documented with a coastwise endorsement by the U.S. Coast Guard. It is expected to have an overall length of 353 feet, a Class 2 dynamic positioning system, accommodations for 110 personnel, a helideck, a 250-ton active heave-compensated crane, and a working moonpool. We expect to outfit the vessel with two of our high specification 4,000 meter work-class ROVs. The vessel will also be equipped with a satellite communications system capable of transmitting streaming video for real-time work observation by shore personnel. We anticipate the vessel will be used to augment our ability to provide subsea intervention services in the U.S. Gulf of Mexico. These services are required to perform inspection, maintenance and repair projects and hardware installations.
Our capital expenditures during 2017, 2016 and 2015 included $40 million, $50 million and $58 million, respectively, in our ROV segment, principally for additions and upgrades to our ROV fleet to expand the fleet and replace units we retired and for facilities infrastructure to support our growing ROV fleet size. We currently plan to add new ROVs only to meet contractual commitments. We added seven, six, and 16 ROVs to our fleet and retired eight, 41 and 36 units during 2017, 2016 and 2015, respectively, and transferred one to our Advanced Technologies segment in 2015, resulting in a total of 279 work-class systems in the fleet at December 31, 2017. Over the past three years, we retired a greater number of ROVs than we have added due to market conditions and outlook.

We previously had several deepwater vessels under long term charter. The last of our current charters of deepwater vessel charters expires in March 2018. With the current market conditions, we attempt to charter vessels for specific projects on a back-to-back basis with the vessel owners. Unless indicated otherwise, each of the chartered vessels discussed below is a deepwater multiservice subsea support vessel outfitted with two of our high-specification work-class ROVs.

Beginning in the third quarter of 2008, we chartered a vessel, the Olympic Intervention IV, for an initial term of five years. Following extension periods, the charter expired in July 2016, and we released the vessel to its owner. We had been using the Olympic Intervention IV in the U.S. Gulf of Mexico.

In 2012, we moved the chartered vessel Ocean Intervention III to Angola and also chartered the Bourbon Oceanteam 101 to work on a three-year field support vessel services contract for a unit of BP plc. We had extended the charter of the Bourbon Oceanteam 101 to January 2017. However, in early 2016, the customer exercised its right, under the field support vessel services contract, to terminate its use of the Bourbon Oceanteam 101 at the end of May 2016. Under the terms of the contract, the costs incurred by us associated with the early release and demobilization of the vessel were reimbursed by the customer. Following the release of the vessel, we redelivered it to the vessel supplier. The charter for the Ocean Intervention III expired at the end of July 2017. Under the field support vessel services contract, which has been extended through January 2019, we are continuing to supply project management and engineering services. We also provide ROV tooling, asset integrity services and installation and workover control system services as requested by the customer. Chartered vessels and barges are provided to the customer upon request. Under the field support vessel services contract, at the customer's request the Ocean Intervention III will be provided for a fixed term from January 2018 until May 2018 with three one-month optional customer extension periods.
In March 2013, we commenced a five-year bareboat charter for a Jones Act-compliant multiservice support vessel, the Ocean Alliance, we have been using in the U.S. Gulf of Mexico. In January 2015, we commenced a two-year contract with a customer for the use of the Ocean Alliance. The contract expired in January 2017, and we are marketing the vessel for spot market work in the U.S. Gulf of Mexico. We anticipate that we will return the Ocean Alliance to the vessel owner in the first quarter of 2018 and we will work with the vessel owner on a back-to-back basis on projects for customers in the Gulf of Mexico.
In December 2013, we commenced a three-year charter for the Normand Flower, a multiservice subsea marine support vessel. We made modifications to the vessel and used the vessel in the U.S. Gulf of Mexico to perform inspection, maintenance and repair projects and hardware installations. In December 2016, we declined our option to extend the charter and the vessel was released.
In November 2015, we commenced a two-year charter for the use of the Island Pride, a multiservice subsea marine support vessel. We used the vessel under a two-year contract to provide field support services off the coast of India for an oil and gas customer based in India. In November 2017, that field services contract expired and we declined our option to extend the vessel charter.
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
During the third quarter of 2013, we signed an agreement with a shipyard for the construction of a subsea support vessel, to be named the Ocean Evolution. We intend for the vessel to be U.S. flagged and documented with a coastwise endorsement by the U.S. Coast Guard. It is expected to have an overall length of 353 feet, a Class 2 dynamic positioning system, accommodations for 110 personnel, a helideck, a 250-ton active heave-compensated crane, and a working moonpool. We expect to outfit the vessel with two of our high specification 4,000 meter work-class ROVs. The vessel will also be equipped with a satellite communications system capable of transmitting streaming video for real-time work observation by shore personnel. We anticipate the vessel will be used to augment our ability to provide subsea intervention services in the U.S. Gulf of Mexico. These services are required to perform inspection, maintenance and repair projects and hardware installations.
Our principal source of cash from operating activities is our net income, adjusted for the non-cash expenses of depreciation and amortization, deferred income taxes and noncash compensation under our restricted stock plans. Our $136 million, $339 million and $564 million of cash provided from operating activities in 2017, 2016 and 2015, respectively, were affected by cash increases/(decreases) of: (1) $13 million, $123 million and $179 million, respectively, of changes in accounts receivable; (2) $66 million, $18 million and $33 million, respectively, of changes in inventory; and (3) $(76) million, $(115) million and $(42) million, respectively, of changes in accounts payable and accrued liabilities. In each of 2017, 2016 and 2015, our accounts receivable, inventory and accounts payable and accrued liabilities all decreased as a result of lower revenue and activity in general from each year's preceding year. The 2016 and 2015 decreases in inventory were in addition to write-downs totaling $30 million and $26 million, respectively, in our ROV and Subsea Products segments discussed below.
In 2017, we used a net of $112 million in investing activities, with $105 million used to fund the capital expenditures described above and $11 million used to purchase Angolan central bank bonds indexed to the U.S. dollar. In 2016, we used a net of $169 million in investing activities, with $143 million used to fund the capital expenditures and business acquisitions described above and $39 million used to purchase Angolan central bank bonds indexed to the U.S. dollar. In 2015, we used a net of $437 million in investing activities, with $424 million used to fund the capital expenditures and business acquisitions described above.
In 2017, we used $46 million in financing activities, primarily for the $44 million of cash dividends we paid. In 2016, we used $96 million in financing activities, primarily for the $94 million of cash dividends we paid. In 2015, we used $160 million in financing activities. We borrowed $50 million, repurchased 2.0 million shares for $100 million and paid cash dividends of $106 million.
In December 2014, our Board of Directors approved a share repurchase program under which we may repurchase up to 10 million shares of our common stock on a discretionary basis. The program calls for the repurchases to be made in the open market, or in privately negotiated transactions from time to time, in compliance with applicable laws, rules and regulations, including Rule 10b-18 under the Securities Exchange Act of 1934, as amended, subject to market and business conditions, levels of available liquidity, cash requirements for other purposes, applicable legal requirements and other relevant factors. The timing and amount of any repurchases will be determined by management based on its evaluation of these factors. We expect that any shares repurchased under the new program will be held as treasury stock for future use. The program does not obligate us to repurchase any particular number of shares. We account for the shares we hold in treasury under the cost method, at average cost. Through December 31, 2015 under the program, we repurchased 2 million shares of our common stock for $100 million. We did not repurchase any shares in 2017 or 2016.
As of December 31, 2017, we retained 12.6 million of the shares we had repurchased through this and a prior program. We expect to hold the shares repurchased for future use.
Because of our significant foreign operations, we are exposed to currency fluctuations and exchange rate risks. We generally minimize these risks primarily through matching, to the extent possible, revenue and expense in the various currencies in which we operate. Cumulative translation adjustments as of December 31, 2017 relate primarily to our net investments in, including long-term loans to, our foreign subsidiaries. A stronger U.S. dollar against the U.K. pound sterling, Norwegian kroner and Brazilian real would result in lower operating income. See Item 7A – "Quantitative and Qualitative Disclosures About Market Risk."

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

	Year Ended December 31,
(dollars in thousands)	2017	2016	2015
Remotely Operated Vehicles
Revenue	$393,655	$522,121	$807,723
Gross Margin	50,937	59,038	227,330
Gross Margin %	13%	11%	28%
Operating Income	22,366	25,193	192,514
Operating Income %	6%	5%	24%
Days available	101,951	112,588	121,944
Days utilized	47,282	59,963	83,838
Utilization %	46%	53%	69%
Subsea Products
Revenue	625,513	692,030	959,714
Gross Margin	97,086	140,275	257,755
Gross Margin %	16%	20%	27%
Operating Income	45,539	75,938	175,585
Operating Income %	7%	11%	18%
Backlog at end of period	276,000	431,000	652,000
Subsea Projects
Revenue	291,993	472,979	604,484
Gross Margin	25,021	51,392	114,672
Gross Margin %	9%	11%	19%
Operating Income	10,279	34,476	92,034
Operating Income %	4%	7%	15%
Asset Integrity
Revenue	236,778	275,397	372,957
Gross Margin	37,382	41,458	47,342
Gross Margin %	16%	15%	13%
Operating Income	11,231	7,551	18,235
Operating Income %	5%	3%	5%
Total Oilfield
Revenue	$1,547,939	$1,962,527	$2,744,878
Gross Margin	210,426	292,163	647,099
Gross Margin %	14%	15%	24%
Operating Income	89,415	143,158	478,368
Operating Income %	6%	7%	17%

Historically, we built new ROVs to increase the size of our fleet in response to demand to support deepwater drilling and vessel-based inspection, maintenance and repair ("IMR") and installation work. These vehicles are designed for use around the world in water depths of 10,000 feet or more. In 2015, as a result of declining market conditions, we began building fewer ROVs, generally limiting additions to meet contractual commitments. We added seven, six and 16 ROVs in 2017, 2016 and 2015, respectively, while retiring 85 units over the three-year period and transferring one to our Advanced Technologies segment over that period. Our ROV fleet size was 279 at December 31, 2017, 280 at December 31, 2016 and 315 at December 31, 2015. We have decreased our ROV fleet size over the last three years as a result of lower market demand.

In the year ended December 31, 2017, our ROV operating income declined slightly on a revenue decline of 25%. Revenue declined on fewer days-on-hire at lower average dayrates. ROV revenue in 2017 also included a $7.3 million sale of accessory equipment that was integrated into a customer's rigs. Both the days-on-hire and lower dayrates are a result of the continued decline in market conditions for offshore drilling and production. Operating income in 2017 did not decline from 2016, as we incurred $41.0 million of charges in 2016 further described below.

Our ROV operating income decreased in the year ended December 31, 2016 compared to the prior year, as a result of lower days on hire and lower average revenue per day-on-hire, as well as 2016 inventory write-downs and fixed asset write-offs totaling $36.0 million. During 2016, the leading indicator for deepwater activity, contracted floating rigs, continued to decline as the rate of rigs being idled, either by contract termination or expiration, continued. This prevailing market condition required us to reassess the number of ROVs we had in our fleet, as well as the associated inventory. As a result of our reassessment, in 2016 we recorded $36.0 million of charges consisting of: (1) $25.2 million for a reserve for excess inventory; and (2) $10.8 million for the retirement of 39 ROVs. During 2016 we also incurred charges related to restructuring expenses of $3.8 million and bad debt expenses of $1.2 million.

In our financial statements, the charges incurred in 2016 are reflected in our cost of services and products, except for the charges related to bad debts, which are reflected in general and administrative expenses.

For ROVs in 2018, we project increased days on hire. However, we expect lower operating income due to a shift in geographic mix and continued competitive pricing driving our average revenue per day lower. We normally expect to retire, on average, 4% to 5% of our fleet on an annual basis, although we retired a greater number in each of 2016 and 2015 due to market conditions.

Our Subsea Products segment consists of two business units: (1) manufactured products; and (2) service and rental. Manufactured products include production control umbilicals and specialty subsea hardware, while service and rental includes tooling, subsea work systems and installation and workover control systems. The following table presents revenue from manufactured products and service and rental, as their respective percentages of total Subsea Products revenue:

	Year Ended December 31,
	2017	2016	2015
Manufactured Products	64%	65%	61%

Service and Rental	36%	35%	39%

For the year ended December 31, 2017, our Subsea Products revenue and operating income decreased from the prior year across both business units, but most notably due to lower pricing of service and rental.

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
We anticipate our Subsea Products segment operating income in 2018 to be lower than in 2017 on a decline in pricing and manufacturing throughput as we enter the year with less backlog compared to the prior year. Until we see an increase in backlog and throughput, our outlook for margins is to weaken further into the low- to mid-single digit range. Our Subsea Products backlog was $276 million at December 31, 2017, approximately 36% lower than it was at December 31, 2016. The backlog decrease from 2016 was principally in umbilicals.

Our Subsea Projects operating income was lower in the year ended December 31, 2017 compared to the prior year, as a result of generally lower vessel demand and pricing, and the release in May 2016 of the Bourbon Oceanteam 101, which was previously deployed under the field support vessel services contract offshore Angola.

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

In 2018, our Subsea Projects segment is expected to have a more challenging year with reduced international vessel and diving activity, and continued competitive pressures on vessel dayrates in the spot call out market in the Gulf of Mexico, and a scheduled regulatory drydocking of our vessel Ocean Intervention. Unlike the beginning of 2017, we entered 2018 with no meaningful fixed-term vessel contracts with customers.

For the year ended December 31, 2017, compared to the prior year, Asset Integrity's operating income improved on lower revenue, as we benefited from restructuring efforts we made in prior periods and our 2016 operating results included the bad debt expenses and restructuring charges described below.
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
We anticipate our 2018 operating income for Asset Integrity to increase slightly over that of 2017.
Advanced Technologies. The table that follows sets out revenue and profitability for this segment.

	Year Ended December 31,
(dollars in thousands)	2017	2016	2015
Revenue	$373,568	$309,076	$317,876
Gross Margin	44,421	33,784	30,034
Gross Margin %	12%	11%	9%
Operating Income	22,039	11,809	9,689
Operating Income %	6%	4%	3%

For the year ended December 31, 2017, compared to the prior year, Advanced Technologies operating income was higher, from improved volume of theme park-related projects.

For the year ended December 31, 2016, Advanced Technologies operating income was higher than that of the corresponding period of 2015, due to improved execution on commercial theme park and other projects.

We project continuing improvement in our Advanced Technologies operating income in 2018, due to increased activity within the commercial theme park arena.
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
The table that follows sets out our unallocated expenses.

	Year Ended December 31,
(dollars in thousands)	2017	2016	2015
Gross margin expenses	$(60,237)	$(46,720)	$(71,704)
% of revenue	3%	2%	2%
Operating expenses	(100,798)	(84,203)	(114,247)
% of revenue	5%	4%	4%
Our unallocated expenses have trended with the amounts of our incentive compensation expenses. Our unallocated expenses for the year ended December 31, 2017 increased compared to 2016, primarily due to higher 2017 estimated expenses related to incentive compensation from our performance units and bonuses.
Our unallocated gross margin and operating expenses decreased in 2016 as compared to 2015, due to lower compensation expenses related to the expected annual bonuses and valuation of performance units awarded under our incentive plan. We anticipate Unallocated Expenses to increase $12 million to $18 million in 2018.

Other. The table that follows sets forth our financial statement items below the operating income line.

	Year Ended December 31,
(dollars in thousands)	2017	2016	2015
Interest income	$7,355	$3,900	$607
Interest expense, net of amounts capitalized	(27,817)	(25,318)	(25,050)
Equity earnings (loss) of unconsolidated affiliates	(1,983)	244	2,230
Other income (expense), net	(6,055)	(6,244)	(15,336)
Provision (benefit) for income taxes	(184,242)	18,760	105,250

Interest income increased in 2017 from our investment in Angola bonds, as mentioned in"Liquidity and Capital Resources" above, and an increase in the short-term interest rates received on our cash equivalents in the U.S.

In addition to interest on borrowings, interest expense includes amortization of loan costs, fees for lender commitments under our revolving credit agreement and fees for standby letters of credit and bank guarantees that banks issue on our behalf for performance bonds, bid bonds and self-insurance requirements.

Interest expense increased in 2017 over 2016 from higher short-term interest rates. We capitalized $4.6 million, $3.7 million and $2.4 million of interest in 2017, 2016 and 2015, respectively, associated with the new-build vessel described under "Liquidity and Capital Resources" above.
Included in other income (expense), net are foreign currency transaction losses of $5.2 million, $4.8 million and $15.4 million for 2017, 2016 and 2015, respectively. In 2017, we did not incur significant currency transaction losses in any one currency. The losses in 2016 and 2015 primarily related to Angola, which devalued its currency by 18% in 2016 and 24% in 2015. In 2016, other income (expense), net also includes curtailment costs of $1.1 million related to the Norway defined benefit plan. In January 2018, Angola devalued its currency by an additional 20%. We estimate we incurred a foreign currency transaction loss of approximately $6 million as a result of the effect of this devaluation. We likely would incur further foreign currency exchange losses in Angola if further currency devaluations occur.
Our effective tax rate, including foreign, state and local taxes, was 43.3% and 31.3% for 2016 and 2015, respectively. On December 22, 2017, the Tax Act was enacted, most notably reducing the U.S. corporate tax rate to 21% effective January 1, 2018, and creating a territorial tax system with a one-time mandatory tax on applicable previously-deferred foreign earnings of U.S. subsidiaries. As a result of the Tax Act, we estimated and recorded a $189.1 million non-cash benefit in the fourth quarter of 2017, making the effective tax rate for 2017 not meaningful. Various components of the Tax Act contributed to the $189.1 million non-cash benefit. At December 31, 2017, we remeasured our deferred tax assets and liabilities to reflect the reduction in the U.S. corporate income tax rate from 35% to 21%, resulting in a provisional $23.1 million decrease in income tax expense for the year ended December 31, 2017. Prior to enactment, we provided deferred taxes liabilities associated with certain unrepatriated earnings that will now be subject to tax-free repatriation, resulting in a provisional $222.0 million decrease in income tax expense for the year ended December 31, 2017. The transition tax and resulting territorial type tax regime impacts the utilization of our remaining foreign tax credits, resulting in a provisional valuation allowance of $56.0 million against such deferred tax assets and a corresponding increase to income tax expense for the year ended December 31, 2017. We are continuing our analysis of the effects that the provisions of the Tax Act may have on us in future periods.
In 2016, the increase in the effective tax rate was primarily due to a change in the mix of income or losses between the U.S. and certain foreign jurisdictions. This resulted in a recapture of prior year U.S. manufacturing deductions and a limitation of the current benefit from certain foreign tax payments. In 2015, the primary difference between our effective tax rates and the U.S. federal statutory rate of 35% was from our intent to indefinitely reinvest in certain of our international operations. Therefore, we were not providing for U.S. taxes on a portion of our foreign earnings.

In 2018, we anticipate our effective tax benefit rate on a loss before income taxes will be approximately 5% before discrete items and any potential adjustments to our provisional estimates related to the Tax Act recorded in 2017. Our effective tax rate benefit could be affected by the geographical mix of earnings and losses, and taxes in certain jurisdictions that may exceed the tax benefit from losses in other jurisdictions which may not be realized due to valuation allowances provided. We project a discrete income tax provision of approximately $2 million in the first quarter of 2018 associated with our share-based incentive plan.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements, as defined by SEC rules.
Contractual Obligations
At December 31, 2017, after taking into account the effects of Amendment No. 4 to the Credit Agreement, the issuance of the 2028 Senior Notes and repayment of the Term Loan Facility in February 2018 as described in Liquidity and Capital Resources above, we had payments due under contractual obligations as follows:

(dollars in thousands)	Payments due by period
	Total	2018	2019-2020	2021-2022	After 2022
Long-term Debt	$800,000	$—	$—	$—	$800,000
Vessel Charters	4,311	4,311	—	—	—
Other Operating Leases	234,398	26,932	42,695	32,375	132,396
Purchase Obligations	124,378	123,055	1,039	138	146
Other Long-term Obligations reflected on our Balance Sheet under GAAP	52,532	857	1,736	173	49,766
TOTAL	$1,215,619	$155,155	$45,470	$32,686	$982,308
At December 31, 2017, we had outstanding purchase order commitments totaling $124 million, including approximately $22 million for the construction of the new subsea support vessel, to be named the Ocean Evolution, scheduled for delivery in 2018.

In 2001, we entered into an agreement with our Chairman of the Board of Directors (the "Chairman") who was also then our Chief Executive Officer. That agreement was amended in 2006 and in 2008. Pursuant to the amended agreement, the Chairman relinquished his position as Chief Executive Officer in May 2006 and began his post-employment service period on December 31, 2006, which continued through August 15, 2011, during which service period the Chairman, acting as an independent contractor, agreed to serve as nonexecutive Chairman of our Board of Directors. The agreement provides the Chairman with post-employment benefits for ten years following August 15, 2011. The agreement also provides for medical coverage on an after-tax basis to the Chairman, his spouse and children for their lives. We recognized the net present value of the post-employment benefits over the expected service period. Our total accrued liabilities, current and long-term, under this post-employment benefit were $3.9 million and $4.5 million at December 31, 2017 and 2016, respectively.

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
We are currently exposed to certain market risks arising from transactions we have entered into in the normal course of business. These risks relate to interest rate changes and fluctuations in foreign exchange rates. Except for our exposure in Angola, we do not believe these risks are material. We have not entered into any market risk sensitive instruments for speculative or trading purposes. When we have a significant amount of borrowings, we typically manage our exposure to interest rate changes through the use of a combination of fixed- and floating-rate debt. See Note 5 of Notes to Consolidated Financial Statements included in this report for a description of our revolving credit facility and interest rates on our borrowings. We have two interest rate swaps in place on a total of $200 million of the 2024 Senior Notes for the period to November 2024. See Note 6 of Notes to Consolidated Financial Statements included in this report for a description of these interest rate swaps. We believe significant interest rate changes would not have a material near-term impact on our future earnings or cash flows.
Because we operate in various oil and gas exploration and production regions in the world, we conduct a portion of our business in currencies other than the U.S. dollar. The functional currency for several of our international operations is the applicable local currency. A stronger U.S. dollar against the U.K. pound sterling, the Norwegian kroner and the Brazilian real would result in lower operating income. We manage our exposure to changes in foreign exchange rates principally through arranging compensation in U.S. dollars or freely convertible currency and, to the extent possible, by limiting compensation received in other currencies to amounts necessary to meet obligations denominated in those currencies. We use the exchange rates in effect as of the balance sheet date to translate assets and liabilities as to which the functional currency is the local currency, resulting in translation adjustments that we reflect as accumulated other comprehensive income or loss in the equity section of our Consolidated Balance Sheets. We recorded net adjustments of $11 million, $(6) million and $(119) million to our equity accounts in 2017, 2016 and 2015, respectively. Negative adjustments reflect the net impact of the strengthening of the U.S. dollar against various foreign currencies for locations where the functional currency is not the U.S. dollar. Conversely, positive adjustments reflect the effect of a weakening U.S. dollar.
We recorded foreign currency transaction losses of $5.2 million, $4.8 million and $15.4 million for 2017, 2016 and 2015, respectively. Those gains and losses are included in Other income
(expense), net in our Consolidated Statements of Operations in those respective periods. In 2017, we did not incur significant currency transaction losses in any one currency. Since the second quarter of 2015, the exchange rate for the Angolan kwanza relative to the U.S. dollar generally has been declining, although the exchange rate was relatively stable during the 2017. The currency transaction losses in Angola have related primarily to the remeasurement of our Angolan kwanza cash balances to U.S. dollars. Conversion of cash balances from kwanza to U.S. dollars is controlled by the central bank in Angola, and the central bank has slowed this process since mid-2015, causing our kwanza cash balances to subsequently increase. The losses in 2016 and 2015 primarily related to Angola, which devalued its currency by 18% in 2016 and 24% in 2015. As of December 31, 2017, we had the equivalent of approximately $27 million of cash in kwanza in Angola reflected on our balance sheet. In January 2018, Angola devalued its currency by an additional 20%. We estimate we incurred a foreign currency transaction loss of approximately $6 million as a result of the effect of this devaluation. We likely would incur further foreign currency exchange losses in Angola if further currency devaluations occur.

To mitigate our currency exposure risk in Angola, we have used kwanza to purchase $70 million equivalent Angolan central bank (Banco Nacional de Angola) bonds with maturities of $60 million during 2018 and $10 million in 2020. These bonds are denominated as U.S. dollar equivalents, so that, upon payment of semi-annual interest and principal upon maturity, payment is made in kwanza, equivalent to the respective U.S. dollars at the then-current exchange rate. Our intent is to reinvest funds from maturing bonds in similar, long-term assets.

Item 8.	Financial Statements and Supplementary Data.
In this report, our consolidated financial statements and supplementary data appear following the signature page to this report and are incorporated into this item by reference.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

Item 9A.	Controls and Procedures.
Disclosure Controls and Procedures
In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2017 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.
Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Under the supervision and with the participation of our management, including our principal executive, financial and accounting officers, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). This evaluation included a review of the documentation surrounding our financial reporting controls, an evaluation of the design effectiveness of these controls, testing of the operating effectiveness of these controls and an evaluation of our overall control environment. Based on that evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2017.
Ernst & Young LLP, the independent registered public accounting firm that audited our financial statements, has audited our internal control over financial reporting, as stated in their report that follows.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors of Oceaneering International, Inc.

Opinion on Internal Control over Financial Reporting
We have audited Oceaneering International, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the "COSO criteria"). In our opinion, Oceaneering International, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting
Oversight Board (United States) (PCAOB), the accompanying consolidated balance sheets of the Company as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and our report dated February 28, 2018 expressed an unqualified opinion thereon.

Basis for Opinion
The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment for the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to Oceaneering International, Inc. in accordance with the U.S. federal securities laws and applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ ERNST & YOUNG LLP
Houston, Texas
February 28, 2018

Item 9B.    Other Information.
None.
Part III

Item 10.	Directors, Executive Officers and Corporate Governance.
The information with respect to the directors and nominees for election to our Board of Directors is incorporated by reference from the section "Election of Directors" in our definitive proxy statement to be filed on or before May 1, 2018, relating to our 2018 Annual Meeting of Shareholders.
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

Part IV

  Item 15.    Exhibits, Financial Statement Schedules.

(a)	Documents filed as part of this report.

1.	Financial Statements:

(i)	Report of Independent Registered Public Accounting Firm

(ii)	Consolidated Balance Sheets

(iii)	Consolidated Statements of Income

(iv)	Consolidated Statements of Comprehensive Income

(v)	Consolidated Statements of Cash Flows

(vi)	Consolidated Statements of Equity

(vii)	Notes to Consolidated Financial Statements

2.	Financial Statement Schedules:
All schedules for which provision is made in the applicable regulations of the Securities and Exchange Commission have been omitted because they are not required under the relevant instructions or because the required information is not significant.
3.    Exhibits:

Exhibit Index

			Registration or File Number	Form of Report	Report Date	Exhibit Number
*	3.01	Restated Certificate of Incorporation	1-10945	10-K	Dec. 2000	3.01
*	3.02	Certificate of Amendment to Restated Certificate of Incorporation	1-10945	8-K	May 2008	3.1
*	3.03	Certificate of Amendment to Restated Certificate of Incorporation	1-10945	8-K	May 2014	3.1
*	3.04	Amended and Restated Bylaws	1-10945	8-K	Aug. 2015	3.1
	4.01	Specimen of Common Stock Certificate
*	4.02	Credit Agreement, dated as of October 27, 2014, by and among Oceaneering International, Inc., Wells Fargo Bank, National Association, as administrative agent and swing line lender, and certain lenders party thereto	1-10945	8-K	Oct. 2014	4.1
*	4.03	Agreement and Amendment No. 1 to Credit Agreement	1-10945	8-K	Nov. 2015	4.1
*	4.04	Agreement and Amendment No. 2 to Credit Agreement	1-10945	8-K	Nov. 2016	4.1
*	4.05	Agreement and Amendment No. 3 to Credit Agreement	1-10945	8-K	June 2017	4.1
*	4.06	Agreement and Amendment No. 4 to Credit Agreement	1-10945	8-K	Feb. 2018	4.1
*	4.07	Indenture dated, November 21, 2014, between Oceaneering International, Inc. and Wells Fargo Bank, National Association, as Trustee, relating to senior debt securities of Oceaneering International, Inc.	1-10945	8-K	Nov. 2014	4.1

*	4.08		First Supplemental Indenture, dated November 21, 2014, between Oceaneering International, Inc. and Wells Fargo Bank, National Association, as Trustee, providing for the issuance of Oceaneering International, Inc.’s 4.650% Senior Notes due 2024 (including Form of Notes)	1-10945	8-K	Nov. 2014	4.2
*	4.09		Second Supplemental Indenture, dated February 6, 2018, between Oceaneering International, Inc. and Wells Fargo Bank, National Association, as Trustee, providing for the issuance of Oceaneering International, Inc.'s 6.000% Senior Notes due 2028 (including Form of Notes)	1-10945	8-K	Feb. 2018	4.2
We and certain of our consolidated subsidiaries are parties to debt instruments under which the total amount of securities authorized does not exceed 10% of our total consolidated assets. Pursuant to paragraph 4(iii)(A) of Item 601(b) of Regulation S-K, we agree to furnish a copy of those instruments to the Securities and Exchange Commission on request.

*	10.01	+	Oceaneering International, Inc. Retirement Investment Plan, with amendments through December 28, 2016	1-10945	10-K	Feb. 2017	10.1
*	10.02	+	Oceaneering Retirement Investment Plan Trust Agreement effective December 31, 2013	1-10945	10-K	Dec. 2014	10.13
*	10.03	+	Amended and Restated Service Agreement dated as of December 21, 2006 between Oceaneering and John R. Huff	1-10945	8-K	Dec. 2006	10.1
*	10.04	+	Modification to Service Agreement dated as of December 21, 2006 between Oceaneering and John R. Huff	1-10945	8-K	Dec. 2008	10.9
*	10.05	+	Trust Agreement dated as of May 12, 2006 between Oceaneering and United Trust Company, National Association	1-10945	8-K	May 2006	10.2
*	10.06	+	First Amendment to Trust Agreement dated as of May 12, 2006 between Oceaneering International, Inc. and Bank of America National Association, as successor trustee	1-10945	8-K	Dec. 2008	10.10
*	10.07	+	Oceaneering International, Inc. Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2009	1-10945	8-K	Dec. 2008	10.5
*	10.08	+	Amended and Restated Oceaneering International, Inc. Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2000 (for Internal Revenue Code Section 409A-grandfathered benefits)	1-10945	8-K	Dec. 2008	10.6
*	10.09	+	Form of Change-of-Control Agreement and Annex for Roderick A. Larson	1-10945	8-K	Aug. 2015	10.3
*	10.10	+	Form of Change-of-Control Agreement	1-10945	8-K	May 2011	10.5
*	10.11	+	Form of Indemnification Agreement	1-10945	8-K	May 2011	10.4
*	10.12	+	2010 Incentive Plan	333-166612	S-8	May 2010	4.6
*	10.13	+	Amended and Restated 2010 Incentive Plan	1-10945	DEF 14A	Apr. 2015	Appendix A
*	10.14	+	Second Amended and Restated 2010 Incentive Plan	1-10945	DEF 14A	Mar. 2017	Appendix A
*	10.15	+	Form of 2017 Performance Unit Agreement, including 2017 Performance Award: Goals and Measures	1-10945	8-K	Feb. 2017	10.1
*	10.16	+	Form of 2017 Restricted Stock Unit Agreement	1-10945	8-K	Feb. 2017	10.2
*	10.17	+	Form of 2017 Nonemployee Director Restricted Stock Agreement	1-10945	8-K	Feb. 2017	10.3

*	10.18	+	Form of 2017 Nonemployee Director Restricted Stock Agreement for Mr. Hughes	1-10945	8-K	Feb. 2017	10.4
*	10.19	+	2017 Nonemployee Director Restricted Stock Agreement for Mr. McEvoy	1-10945	8-K	May 2017	10.3
*	10.20	+	2017 Annual Cash Bonus Award Program Summary	1-10945	8-K	Feb. 2017	10.5
*	10.21	+	Supplemental 2017 Performance Unit Agreement for Mr. Larson	1-10945	8-K	May 2017	10.1
*	10.22	+	Supplemental 2017 Restricted Stock Unit Agreement for Mr. Larson	1-10945	8-K	May 2017	10.2
*	10.23	+	Retention Agreement dated February 24, 2017 for Mr. Gerner	1-10945	8-K	Feb. 2017	10.6
*	10.24	+	Form of 2016 Restricted Stock Unit Agreement	1-10945	8-K	Feb. 2016	10.1
*	10.25	+	Form of 2016 Performance Unit Agreement	1-10945	8-K	Feb. 2016	10.2
*	10.26	+	Form of 2016 Performance Award: Goals and Measures, relating to the form of 2016 Performance Unit Agreement	1-10945	8-K	Feb. 2016	10.3
*	10.27	+	Form of 2016 Nonemployee Director Restricted Stock Agreement	1-10945	8-K	Feb. 2016	10.4
*	10.28	+	2016 Annual Cash Bonus Award Program Summary	1-10945	8-K	Feb. 2016	10.5
*	10.29	+	Form of 2015 Restricted Stock Unit Agreement	1-10945	8-K	Feb. 2015	10.1
*	10.30	+	Form of 2015 Performance Unit Agreement	1-10945	8-K	Feb. 2015	10.2
*	10.31	+	2015 Performance Award: Goals and Measures, relating to the form of 2015 Performance Unit Agreement	1-10945	8-K	Feb. 2015	10.3
*	10.32	+	Form of 2015 Nonemployee Director Restricted Stock Agreement for Messrs. Collins, Huff, Hughes, Murphy and Pappas	1-10945	8-K	Feb. 2015	10.4
*	10.33	+	Form of 2015 Nonemployee Director Restricted Stock Agreement for Mr. DesRoche	1-10945	8-K	Feb. 2015	10.5
*	10.34	+	Oceaneering International, Inc. 2015 Annual Bonus Program Award Summary	1-10945	8-K	Feb. 2015	10.7
	12.01		Computation of Ratio of Earnings to Fixed Charges
	21.01		Subsidiaries of Oceaneering
	23.01		Consent of Independent Registered Public Accounting Firm
	31.01		Rule 13a – 14(a)/15d – 14(a) certification of principal executive officer
	31.02		Rule 13a – 14(a)/15d – 14(a) certification of principal financial officer
	32.01		Section 1350 certification of principal executive officer
	32.02		Section 1350 certification of principal financial officer
	101.INS		XBRL Instance Document
	101.SCH		XBRL Taxonomy Extension Schema Document
	101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
	101.DEF		XBRL Taxonomy Extension Definition Linkbase Document
	101.LAB		XBRL Taxonomy Extension Label Linkbase Document
	101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

	*		Exhibit previously filed with the Securities and Exchange Commission, as indicated, and incorporated herein by reference.
	+		Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OCEANEERING INTERNATIONAL, INC.

Date:	February 28, 2018	By:	/S/ RODERICK A.LARSON
Roderick A. Larson
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/S/ RODERICK A. LARSON	Chief Executive Officer and Director	February 28, 2018
Roderick A. Larson	(Principal Executive Officer)

/S/ ALAN R. CURTIS	Senior Vice President and Chief Financial Officer	February 28, 2018
Alan R. Curtis	(Principal Financial Officer)

/S/ W. CARDON GERNER	Senior Vice President and Chief Accounting Officer	February 28, 2018
W. Cardon Gerner	(Principal Accounting Officer)

/S/ JOHN R. HUFF	Chairman of the Board	February 28, 2018
John R. Huff

/S/ WILLIAM B. BERRY	Director	February 28, 2018
William B. Berry

/S/ T. JAY COLLINS	Director	February 28, 2018
T. Jay Collins

/S/ DEANNA L. GOODWIN	Director	February 28, 2018
Deanna L. Goodwin

/S/ M. KEVIN MCEVOY	Director	February 28, 2018
M. Kevin McEvoy

/S/ PAUL B. MURPHY, JR.	Director	February 28, 2018
Paul B. Murphy, Jr.

/S/ JON ERIK REINHARDSEN	Director	February 28, 2018
Jon Erik Reinhardsen

/S/ STEVEN A. WEBSTER	Director	February 28, 2018
Steven A. Webster

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
Index to Financial Statements

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Income
Consolidated Statements of Comprehensive Income
Consolidated Statements of Cash Flows
Consolidated Statements of Equity
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of Oceaneering International, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Oceaneering International, Inc. and subsidiaries (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ ERNST & YOUNG LLP

We have served as the Company's auditor since 2002.

Houston, Texas
February 28, 2018

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except share data)	2017	2016
ASSETS
Current Assets:
Cash and cash equivalents	$430,316	$450,193
Accounts receivable, net of allowances for doubtful accounts of $6,217 and $8,288	476,903	489,749
Inventory	215,282	280,130
Prepaid expenses	64,901	42,523
Total Current Assets	1,187,402	1,262,595
Property and Equipment, at cost	2,815,579	2,728,125
Less accumulated depreciation	1,751,375	1,574,867
Net Property and Equipment	1,064,204	1,153,258
Other Assets:
Goodwill	455,599	443,551
Other non-current assets	316,745	270,911
Total Other Assets	772,344	714,462
Total Assets	$3,023,950	$3,130,315
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$85,539	$77,593
Accrued liabilities	350,258	430,771
Total Current Liabilities	435,797	508,364
Long-term Debt	792,312	793,058
Other Long-term Liabilities	131,323	312,250
Commitments and Contingencies
Equity:
Common Stock, par value $0.25 per share; 360,000,000 shares authorized; 110,834,088 shares issued	27,709	27,709
Additional paid-in capital	225,125	227,566
Treasury stock; 12,554,714 and 12,768,726 shares, at cost	(718,946)	(731,202)
Retained earnings	2,417,412	2,295,234
Accumulated other comprehensive loss	(292,136)	(302,664)
Oceaneering Shareholders' Equity	1,659,164	1,516,643
Noncontrolling Interest	5,354	—
Total Equity	1,664,518	1,516,643
Total Liabilities and Equity	$3,023,950	$3,130,315
The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(in thousands, except per share data)	2017	2016	2015
Revenue	$1,921,507	$2,271,603	$3,062,754
Cost of services and products	1,726,897	1,992,376	2,457,325
Gross Margin	194,610	279,227	605,429
Selling, general and administrative expense	183,954	208,463	231,619
Income from Operations	10,656	70,764	373,810
Interest income	7,355	3,900	607
Interest expense, net of amounts capitalized	(27,817)	(25,318)	(25,050)
Equity earnings (losses) of unconsolidated affiliates	(1,983)	244	2,230
Other income (expense), net	(6,055)	(6,244)	(15,336)
Income (loss) before Income Taxes	(17,844)	43,346	336,261
Provision (benefit) for income taxes	(184,242)	18,760	105,250
Net Income	$166,398	$24,586	$231,011
Cash dividends declared per Share	$0.45	$0.96	$1.08
Basic Earnings per Share	$1.69	$0.25	$2.35
Weighted average basic shares outstanding	98,238	98,035	98,417
Diluted Earnings per Share	$1.68	$0.25	$2.34
Weighted average diluted shares outstanding	98,764	98,424	98,808
The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2017	2016	2015

Net Income	$166,398	$24,586	$231,011
Other comprehensive income (loss), net of tax:
Foreign currency translation	10,723	(5,559)	(118,705)
Pension-related adjustments	(195)	3,258	1,532
Other comprehensive income (loss)	10,528	(2,301)	(117,173)
Comprehensive Income	$176,926	$22,285	$113,838

The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2017	2016	2015
Cash Flows from Operating Activities:
Net income	$166,398	$24,586	$231,011
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	213,519	250,247	241,235
Deferred income tax provision (benefit)	(235,013)	98	29,090
Inventory write-downs	—	30,490	25,990
Net loss (gain) on dispositions of property and equipment	216	387	4,917
Noncash compensation	11,518	14,687	17,289
Excluding the effects of acquisitions, increase (decrease) in cash from:
Accounts receivable	13,144	123,036	178,796
Inventory	65,502	17,833	33,192
Other operating assets	(38,163)	53,946	(65,786)
Currency translation effect on working capital, excluding cash	8,017	(9,183)	(30,228)
Accounts payable and accrued liabilities	(76,309)	(115,212)	(41,585)
Income taxes payable	(5,499)	(38,985)	(45,943)
Other operating liabilities	13,148	(12,491)	(14,125)
Total adjustments to net income	(29,920)	314,853	332,842
Net Cash Provided by Operating Activities	136,478	339,439	563,853
Cash Flows from Investing Activities:
Purchases of property and equipment	(93,680)	(112,392)	(199,970)
Business acquisitions, net of cash acquired	(11,278)	(30,121)	(224,018)
Other investments	(11,451)	(39,130)	(19,531)
Distributions of capital from unconsolidated affiliates	2,556	6,470	5,963
Dispositions of property and equipment and life insurance proceeds	1,818	5,702	376
Net Cash Used in Investing Activities	(112,035)	(169,471)	(437,180)
Cash Flows from Financing Activities:
Net proceeds of bank credit facilities, net of new loan costs	—	—	49,665
Employer tax withholding on settlement of shares	(1,702)	(1,921)	(3,198)
Cash dividends	(44,220)	(94,138)	(106,454)
Purchases of treasury stock	—	—	(100,459)
Net Cash Used in Financing Activities	(45,922)	(96,059)	(160,446)
Effect of exchange rates on cash	1,602	(8,951)	(11,706)
Net Increase (Decrease) in Cash and Cash Equivalents	(19,877)	64,958	(45,479)
Cash and Cash Equivalents—Beginning of Period	450,193	385,235	430,714
Cash and Cash Equivalents—End of Period	$430,316	$450,193	$385,235

The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

					Accumulated Other Comprehensive Income (Loss)
	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Currency Translation Adjustments	Pension	Oceaneering Shareholders' Equity	Noncontrolling Interests	Total Equity
(in thousands)
Balance, December 31, 2014	$27,709	$229,640	$(656,917)	$2,240,229	$(178,810)	$(4,380)	$1,657,471	$—	$1,657,471
Net Income	—	—	—	231,011			231,011	—	231,011
Other Comprehensive Income	—	—	—	—	(118,705)	1,532	(117,173)	—	(117,173)
Restricted stock unit activity	—	2,163	11,928	—	—	—	14,091	—	14,091
Restricted stock activity	—	(1,871)	1,871	—	—	—	—	—	—
Tax benefits from employee benefit plans	—	247	—	—	—	—	247	—	247
Cash dividends	—	—	—	(106,454)	—	—	(106,454)	—	(106,454)
Treasury stock purchases, 2,000,000 shares	—	—	(100,459)	—	—	—	(100,459)	—	(100,459)
Balance, December 31, 2015	27,709	230,179	(743,577)	2,364,786	(297,515)	(2,848)	1,578,734	—	1,578,734
Net Income	—	—	—	24,586	—	—	24,586	—	24,586
Other Comprehensive Income	—	—	—	—	(5,559)	3,258	(2,301)	—	(2,301)
Restricted stock unit activity	—	2,338	10,428	—	—	—	12,766	—	12,766
Restricted stock activity	—	(1,947)	1,947	—	—	—	—	—	—
Tax deficiencies from employee benefit plans	—	(3,004)	—	—	—	—	(3,004)	—	(3,004)
Cash dividends	—	—	—	(94,138)	—	—	(94,138)	—	(94,138)
Balance, December 31, 2016	27,709	227,566	(731,202)	2,295,234	(303,074)	410	1,516,643	—	1,516,643
Net Income	—	—	—	166,398	—	—	166,398	—	166,398
Other Comprehensive Income	—	—	—	—	10,723	(195)	10,528	—	10,528
Restricted stock unit activity	—	480	9,335	—	—	—	9,815	—	9,815
Restricted stock activity	—	(2,921)	2,921	—	—	—	—	—	—
Cash dividends	—	—	—	(44,220)	—	—	(44,220)	—	(44,220)
Noncontrolling interest	—	—	—	—	—	—	—	5,354	5,354
Balance, December 31, 2017	$27,709	$225,125	$(718,946)	$2,417,412	$(292,351)	$215	$1,659,164	$5,354	$1,664,518

The accompanying Notes are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF MAJOR ACCOUNTING POLICIES

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
Long-lived intangible assets, primarily acquired in connection with business combinations, include trade names, intellectual property and customer relationships and are being amortized with a weighted average remaining life of approximately eight years. Amortization expense on intangible assets was $10.2 million, $10.2 million and $7.8 million in 2017, 2016 and 2015, respectively.
We charge the costs of repair and maintenance of property and equipment to operations as incurred, while we capitalize the costs of improvements that extend asset lives or functionality.
We capitalize interest on assets where the construction period is anticipated to be more than three months. We capitalized $4.6 million, $3.7 million and $2.4 million of interest in 2017, 2016 and 2015, respectively. We do not allocate general administrative costs to capital projects. Upon the disposition of property and equipment, the related cost and accumulated depreciation accounts are relieved and any resulting gain or loss is included as an adjustment to cost of services and products.

Our management periodically, and upon the occurrence of a triggering event, reviews the realizability of our property and equipment and long-lived intangible assets to determine whether any events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. For long-lived assets to be held and used, we base our evaluation on impairment indicators such as the nature of the assets, the future economic benefits of the assets, any historical or future profitability measurements and other external market conditions or factors that may be present. If such impairment indicators are present or other factors exist that indicate that the carrying amount of an asset may not be recoverable, we determine whether an impairment has occurred through the use of an undiscounted cash flows analysis of the asset at the lowest level for which identifiable cash flows exist. If an impairment has occurred, we recognize a loss for the difference between the carrying amount and the fair value of the asset. For assets held for sale or disposal, the fair value of the asset is measured using fair market value less estimated cost to sell. Assets are classified as held-for-sale when we have a plan for disposal of certain assets and those assets meet the held for sale criteria.
Business Acquisitions. We account for business combinations using the acquisition method of accounting, with acquisition prices being allocated to the assets acquired and liabilities assumed based on their fair values at the respective dates of acquisition.
In August 2017, we acquired a 60% controlling ownership interest in Dalgidj LLC ("Dalgidj") for approximately $12.4 million to be paid in 2017 and 2018. In connection with the purchase of the equity interest, we advanced Dalgidj $6.4 million to pay off certain of its indebtedness. Dalgidj is an Azerbaijan company that provides office and yard facilities for warehousing, logistics and administration to foreign and local companies in the Caspian Sea basin.  Dalgidj also owns a 49% interest in a joint venture, which provides remotely operated vehicle solutions, air diving services, and engineering and project management services.
We have accounted for this acquisition by allocating the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. This purchase price allocation is preliminary and is subject to change when we obtain final asset and liability valuations. Dalgidj's operating results are included in our Subsea Projects segment, and its activity subsequent to the date of acquisition was not significant. We have recognized $5.4 million in Noncontrolling Interest on our Consolidated Balance Sheets.

In April 2015, we completed the acquisition of C & C Technologies, Inc. ("C&C"). C&C is a global provider of ocean-bottom mapping services utilizing customized autonomous underwater vehicles and provides marine construction surveys for both surface and subsea assets, as well as satellite-based positioning services for drilling rigs and seismic and construction vessels. C&C also provides land and near-shore survey services along the U.S. Gulf Coast and in Mexico, and performs shallow water conventional geophysical surveys in the U.S. Gulf of Mexico. The acquisition price of approximately $224 million was paid in cash. We have accounted for this acquisition by allocating the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. Based on the terms of the acquisition agreement, all of our goodwill and other intangible assets associated with the C&C acquisition will be deductible for income tax purposes. We have included C&C's operations in our consolidated financial statements starting from the date of closing, and its operating results are reflected in our Subsea Projects segment. The acquisition of C&C did not have a material effect on our operating results, cash flows from operations or financial position.

We made several other smaller acquisitions during the periods presented, none of which were material.
Goodwill. In our annual evaluation of goodwill for impairment, we first assess qualitative factors to determine whether the existence of events or circumstances led to a determination that it was more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, we determined it was more likely than not that the fair value of a reporting unit was less than its carrying amount, we were required to perform the first step of the two-step impairment test. We tested the goodwill attributable to each of our reporting units for impairment as of December 31, 2017 and 2016 and concluded that there was no impairment. In January 2017, the Financial Accounting Standards Board ("FASB") issued Accounting

Standards Update ("ASU") 2017-04 "Intangibles - Goodwill and Other (Topic 350) Simplifying the Test for Goodwill Impairment." This update simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Under the amendments in this update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. However, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The amendments in this update are effective beginning January 1, 2020. Early adoption is permitted for testing dates after January 1, 2017, and the update is to be applied on a prospective basis. We adopted this update effective January 1, 2017.
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

We account for significant fixed-price contracts, which we enter into mainly in our Subsea Products segment, and to a lesser extent in our Subsea Projects and Advanced Technologies segments, using the percentage-of-completion method. In 2017, we accounted for 20% of our revenue using the percentage-of-completion method. In determining whether a contract should be accounted for using the percentage-of-completion method, we consider whether:

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

Revenue in Excess of Amounts Billed on uncompleted fixed-price contracts accounted for using the percentage-of-completion method is summarized as follows:

	December 31,
(in thousands)	2017	2016
Revenue recognized	$349,233	$538,986
Less: Billings to customers	(309,355)	(488,814)
Revenue in excess of amounts billed	$39,878	$50,172

Billings in Excess of Revenue Recognized on uncompleted fixed-price contracts accounted for using the percentage-of-completion method are summarized as follows:

	December 31,
(in thousands)	2017	2016
Amounts billed to customers	$145,258	$178,914
Less: Revenue recognized	(111,330)	(81,800)
Billings in excess of revenue recognized	$33,928	$97,114
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
For more information on income taxes, please see Note 3.

Foreign Currency Translation. The functional currency for most of our foreign subsidiaries is the applicable local currency. Results of operations for foreign subsidiaries with functional currencies other than the U.S. dollar are translated into U.S. dollars using average exchange rates during the period. Assets and liabilities of these foreign subsidiaries are translated into U.S. dollars using the exchange rates in effect at the balance sheet date, and the resulting translation adjustments are recognized, net of tax, in accumulated other comprehensive income as a component of shareholders' equity. All foreign currency transaction gains and losses are recognized currently in the Consolidated Statements of Income. We recorded $5.2 million, $4.8 million and $15.4 million of foreign currency transaction losses in 2017, 2016 and 2015, respectively, and those amounts are included as a component of Other income (expense), net.
Earnings per Share. For each year presented, the only difference between our annual calculated weighted average basic and diluted number of shares outstanding is the effect of outstanding restricted stock units.

Repurchase Plan. In December 2014, our Board of Directors approved a share repurchase program under which we may repurchase up to 10 million shares of our common stock on a discretionary basis. The program calls for the repurchases to be made in the open market, or in privately negotiated transactions from time to time, in compliance with applicable laws, rules and regulations, including Rule 10b-18 under the Securities Exchange Act of 1934, as amended, subject to market and business conditions, levels of available liquidity, cash requirements for other purposes, applicable legal requirements and other relevant factors. The timing and amount of any repurchases will be determined by management based on its evaluation of these factors. We expect that any shares repurchased under the program will be held as treasury stock for future use. The program does not obligate us to repurchase any particular number of shares. We account for the shares we hold in treasury under the cost method, at average cost. Under the program, we had repurchased 2 million shares of our common stock for $100 million through December 31, 2017.
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

We formed a project team to implement this standard. Our project team produced the procedures and control changes required to address the impacts that ASU 2014-09 may have on our business. We completed training our staff on the procedures and controls that came into effect January 1, 2018. We continue to believe that our project plan will enable us to complete all of the required work to implement our new procedures and controls and calculate the cumulative effect of applying ASU 2014-09 at the date of initial application, in line with the timeline and requirements of the standard.

In our service-based business lines, which principally charge on a dayrate basis for services provided, we have preliminarily concluded there will be no significant impact in the amount or pattern of revenue and profit recognition as a result of the implementation of ASC 2014-09. In our product based business lines, we expect impacts on the pattern of our revenue and profit recognition as a result of the implementation of ASC 2014-09.
Based on our overall assessment performed to date, we do not have a significant adjustment to be made to retained earnings on January 1, 2018.
In July 2015, the FASB issued ASU 2015-11, "Inventory - Simplifying the Measurement of Inventory." ASU 2015-11 requires companies to measure inventory at the lower of cost or net realizable value rather than at the lower of cost or market. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This guidance was effective for our inventories beginning January 1, 2017. This update has not had a material impact on our consolidated financial statements.
In January 2016, the FASB issued ASU 2016-01, "Financial Instruments—Overall (Subtopic 825-10) Recognition and Measurement of Financial Assets and Financial Liabilities." This update:

•
requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value, with changes in fair value recognized in net income; and

•
simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. When a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value.

ASU 2016-01 is effective for us beginning on January 1, 2018. We do not anticipate that this update will have a material effect on our consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, "Leases." This update requires reporting entities to separate the lease components from the non-lease components in a contract and recognize lease assets and lease liabilities on the balance sheet for substantially all lease arrangements. ASU 2016-02 is effective for us beginning January 1, 2019. We have formed a project team to implement ASU 2016-02 and we are currently evaluating the requirements of ASU 2016-02 and have not yet determined its impact on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, "Compensation – Stock Compensation – Improvements to Employee Share-Based Payment Accounting." This update simplifies several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and the classification on the statement of cash flows. In addition, the update allows an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. The element of the update that will have the most impact on our financial statements will be income tax consequences. Excess tax benefits and tax deficiencies on share-based compensation awards are now included in our tax provision within our condensed consolidated statement of operations as discrete items in the reporting period in which they occur, rather than (as was the previous accounting treatment) recording in additional paid-in capital on our condensed consolidated balance sheets. We have also elected to continue our current policy of estimating forfeitures of share-based compensation awards at the time of grant and revising in subsequent periods to reflect actual forfeitures. In our consolidated statements of cash flows for the years ended December 31, 2016 and 2015, we have reclassified two items to conform with the presentation specified under ASU 2016-09: (1) we have reclassified the effect related to the tax deficiency associated with share-based compensation from financing activities to operating activities; and (2) we have reclassified the amounts related to withholding tax payments from operating activities to financing activities. Other than these two cash flow items applied retrospectively, we have implemented ASU 2016-09 prospectively beginning January 1, 2017.

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

In February 2018, the FASB issued ASU 2018-02, "Income Statement – Reporting Comprehensive Income (Topic 220) Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income." The amendments in this update allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the December 2017 enactment of U.S. tax reform legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act"). However, because the amendments only relate to the reclassification of the income tax effects of the Tax Act, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. The amendments in this update also require certain disclosures about stranded tax effects. The amendments in this update are effective for us beginning January 1, 2019, and early adoption is permitted. We do not anticipate that this update will have a material effect on our consolidated financial statements.

2.	SELECTED BALANCE SHEET INFORMATION
The following is information regarding selected balance sheet accounts:

	December 31,
(in thousands)	2017	2016
Inventory:
Remotely operated vehicle parts and components	$97,313	$118,236
Other inventory, primarily raw materials	117,969	161,894
Total	$215,282	$280,130

Other Non-Current Assets:
Intangible assets, net	$85,293	$87,801
Angola bonds	68,280	59,130
Cash surrender value of life insurance policies	54,987	60,160
Investment in unconsolidated affiliates	49,094	39,826
Deferred income taxes	24,633	12,187
Other	34,458	11,807
Total	$316,745	$270,911

Accrued Liabilities:
Payroll and related costs	$101,989	$141,485
Accrued job costs	58,823	59,331
Deferred revenue	63,040	122,223
Income taxes payable	30,589	35,126
Other	95,817	72,606
Total	$350,258	$430,771

Other Long-Term Liabilities:
Deferred income taxes	$42,040	$236,113
Supplemental Executive Retirement Plan	45,037	49,163
Accrued post-employment benefit obligations	3,352	4,648
Other	40,894	22,326
Total	$131,323	$312,250

3.	INCOME TAXES

In December 2017, the United States enacted the Tax Act, which includes a number of changes to existing U.S. tax laws that have an impact on our income tax provision, most notably a reduction of the U.S. corporate income tax rate from 35 percent to 21 percent for tax years beginning after December 31, 2017, and the creation of a territorial tax system with a one‑time mandatory tax on applicable previously deferred earnings of foreign subsidiaries. The Tax Act also makes prospective changes beginning in 2018, including a base erosion and anti‑abuse tax ("BEAT"), a global intangible low‑taxed income ("GILTI") tax, additional limitations on the deductibility of executive compensation, limitations on the deductibility of interest expense and repeal of the domestic manufacturing deduction.
We recognized the income tax effects of the Tax Act in our financial statements for the year ended December 31, 2017 in accordance with Staff Accounting Bulletin No. 118 ("SAB 118"), which provides SEC staff guidance for the application of accounting standards for income taxes in the reporting period in which the Tax Act was enacted.  As such, our financial results reflect provisional amounts for those specific income tax effects of the Tax Act for which the accounting is incomplete but a reasonable estimate could be determined. The 2017 Tax Act's U.S. tax law changes that we believe will have a material impact on our federal income taxes are as follows:
Reduction of the U.S. corporate income tax rate. At December 31, 2017, we remeasured our deferred tax assets and liabilities to reflect the reduction in the U.S. corporate income tax rate from 35 percent to 21 percent, resulting in a $23.1 million decrease in income tax expense for the year ended December 31, 2017 and a corresponding $23.1 million decrease in net deferred tax liabilities as of December 31, 2017.  However, our accounting for U.S. deferred taxes is based on estimates, which could change and potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts; and
Transition tax on foreign earnings. The Tax Act imposes a one‑time transition tax on applicable unremitted earnings and profits of the foreign subsidiaries of our U.S. subsidiaries.  Prior to enactment of the Tax Act, we recognized a deferred tax liability for certain foreign earnings that were considered to be repatriated and did not recognize a deferred tax liability related to the unremitted earnings of certain of our foreign subsidiaries that we considered to be indefinitely reinvested. The final determination of the transition tax requires further analysis regarding the amount and composition of our historical foreign earnings and tax pools due to estimates related to certain yet-to-be filed current foreign tax returns, foreign statutory financial reports and foreign tax audits. The final determination is expected to be completed and reflected in our financial statements issued for subsequent reporting periods that fall within the measurement period provided by SAB 118.  We have provided a provisional mandatory repatriation tax of approximately $9.0 million fully offset by available foreign tax credits. Additionally, upon enactment, we believe that certain of our foreign earnings, where we recognized a deferred tax liability upon future repatriation, will now be subject to tax-free repatriation. As a result, we have recognized a provisional $222 million decrease in income tax expense for the year ended December 31, 2017 and a corresponding decrease in net deferred tax liabilities as of December 31, 2017. The transition tax will also impact the utilization of our remaining foreign tax credits, which will impact our valuation allowance analysis related to those deferred tax assets. We have provided a provisional valuation allowance of $56.0 million against such deferred tax assets.

Our provisions (benefit) for income taxes and our cash taxes paid are as follows:

	Year Ended December 31,
(in thousands)	2017	2016	2015
Current:
Domestic	$13,390	$(6,899)	$11,028
Foreign	37,381	25,561	65,132
Total current	50,771	18,662	76,160
Deferred:
Domestic	(213,200)	(8,617)	40,284
Foreign	(21,813)	8,715	(11,194)
Total deferred	(235,013)	98	29,090
Total provision (benefit) for income taxes	$(184,242)	$18,760	$105,250
Cash taxes paid	$43,347	$75,819	$119,591
The components of income (loss) before income taxes are as follows:

	Year Ended December 31,
(in thousands)	2017	2016	2015
Domestic	$(93,053)	$(180,132)	$51,018
Foreign	75,209	223,478	285,243
Income (loss) before income taxes	$(17,844)	$43,346	$336,261
As of December 31, 2017 and 2016, our worldwide deferred tax assets, liabilities and net deferred tax liabilities were as follows:

	December 31,
(in thousands)	2017	2016
Deferred tax assets:
Deferred compensation	$22,325	$38,602
Deferred income	2,015	9,830
Accrued expenses	11,652	24,663
Net operating loss and other carryforwards	222,065	14,140
Other	2,203	46,745
Gross deferred tax assets	260,260	133,980
Valuation allowances	(206,586)	(4,200)
Total deferred tax assets	$53,674	$129,780
Deferred tax liabilities:
Property and equipment	$65,366	$86,237
Unremitted foreign earnings not considered indefinitely reinvested	—	257,414
Basis difference in equity investments	5,715	10,055
Total deferred tax liabilities	$71,081	$353,706
Net deferred income tax liability	$17,407	$223,926

Our net deferred tax liability is reflected within our balance sheet as follows:

	December 31,
(in thousands)	2017	2016
Deferred tax liabilities	$42,040	$236,113
Long-term deferred tax assets	(24,633)	(12,187)
Net deferred income tax liability	$17,407	$223,926

At December 31, 2017, we had approximately $56 million of foreign tax credits and no U.S. net operating losses available to reduce future payments of U.S. federal income taxes. The tax credits expire commencing in 2024. As a result of the Tax Act, we have established a deferred tax asset valuation allowance against the entire carryforward.

At December 31, 2017, we had approximately $740 million of net operating and other loss carryforwards that were generated in various worldwide jurisdictions. The carryforwards include $692 million that do not expire and $48 million that will expire from 2018 through 2025. We have recorded a valuation allowance of $33 million on losses and other deferred tax assets as our management believes at this time that it is more likely than not that the deferred tax asset will not be realized. At December 31, 2017, we have a foreign deferred tax asset of approximately $113 million relating to a net operating loss included on tax returns filed in 2017. Although this net operating loss carryforward has an indefinite life, a corresponding valuation allowance for the same amount was recognized because our management believes it will never be realized based on the nature of the loss and our current organizational structure.

Reconciliations between the actual provision for income taxes (benefit) on continuing operations and that computed by applying the U.S. statutory rate of 35% to income before income taxes were as follows:

	Year Ended December 31,
	2017	2016	2015
Income tax provision (benefit) at the U.S. statutory rate	$(6,245)	$15,171	$117,691
Tax Act - earnings subject to tax-free repatriation	(222,019)	—	—
Tax Act - remeasure of net U.S. deferred tax liabilities	(23,124)	—	—
Valuation allowances	89,217	4,200	—
Foreign tax rate differential	(21,163)	(1,766)	(8,505)
Stock compensation	3,112	—	—
Other items, net	(4,020)	1,155	(3,936)
Total provision (benefit) for income taxes	$(184,242)	$18,760	$105,250

We recognize the benefit for a tax position if the benefit is more likely than not to be sustainable upon audit by the applicable taxing authority. If this threshold is met, the tax benefit is then measured and recognized at the largest amount that we believe is greater than 50% likely of being realized upon ultimate settlement.

We account for any applicable interest and penalties on uncertain tax positions as a component of our provision for income taxes on our financial statements. We increased/(decreased) income tax expense by $0.6 million, $1.2 million and $(0.9) million in 2017, 2016 and 2015, respectively, for penalties and interest on uncertain tax positions, which brought our total liabilities for penalties and interest on uncertain tax positions to $2.6 million and $3.2 million on our balance sheets at December 31, 2017 and 2016, respectively. All additions or reductions to those liabilities would affect our effective income tax rate in the periods of change.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits, not including associated foreign tax credits and penalties and interest, is as follows:

	Year Ended December 31,
(in thousands)	2017	2016	2015
Beginning of year	$6,330	$5,245	$5,575
Additions based on tax positions related to the current year	1,213	1,999	260
Reductions for expiration of statutes of limitations	(650)	(1,028)	(1,649)
Additions (reductions) based on tax positions related to prior years	314	114	1,059
Reductions based on tax positions related to prior years	(962)	—	—
Settlements	(906)	—	—
Balance at end of year	$5,339	$6,330	$5,245
Including associated foreign tax credits and penalties and interest, we have accrued a net total of $5.6 million in the caption "other long-term liabilities" on our balance sheet at December 31, 2017 for unrecognized tax benefits. We do not believe that the total of unrecognized tax benefits will significantly increase or decrease in the next 12 months.
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
Our tax returns are subject to audit by taxing authorities in multiple jurisdictions. These audits often take years to complete and settle. The following lists the earliest tax years open to examination by tax authorities where we have significant operations:

Jurisdiction	Periods
United States	2014
United Kingdom	2015
Norway	2007
Angola	2013
Brazil	2012
Australia	2013

4.	SELECTED INCOME STATEMENT INFORMATION

The following schedule shows our revenue, costs and gross margins by services and products:

	Year Ended December 31,
(in thousands)	2017	2016	2015
Revenue:
Services	$1,181,229	$1,509,786	$2,001,167
Products	740,278	761,817	1,061,587
Total revenue	1,921,507	2,271,603	3,062,754
Cost of Services and Products:
Services	1,040,817	1,330,218	1,585,305
Products	625,843	615,438	800,316
Unallocated expenses	60,237	46,720	71,704
Total cost of services and products	1,726,897	1,992,376	2,457,325
Gross margin:
Services	140,412	179,568	415,862
Products	114,435	146,379	261,271
Unallocated expenses	(60,237)	(46,720)	(71,704)
Total gross margin	$194,610	$279,227	$605,429

5.DEBT
Long-term Debt consisted of the following:

	December 31,
(in thousands)	2017	2016
4.650% Senior Notes due 2024:
Principal of the notes	$500,000	$500,000
Issuance costs, net of amortization	(4,698)	(5,385)
Fair value of interest rate swaps on $200 million of principal	(2,990)	(1,557)
Term Loan Facility	300,000	300,000
Revolving Credit Facility	—	—
Long-term Debt	$792,312	$793,058

In October 2014, we entered into a credit agreement (as amended, the "Credit Agreement") with a group of banks. In February 2018, we entered into Agreement and Amendment No. 4 to Credit Agreement ("Amendment No. 4") to the Credit Agreement. The Credit Agreement provides for a $500 million five-year revolving credit facility (the "Revolving Credit Facility"). The Credit Agreement previously provided for a $300 million three-year term loan, which we repaid in full in February 2018, using net proceeds from our February 2018 offering of our 6.000% Senior Notes due 2028 described further below. Subject to certain conditions, the aggregate commitments under the Revolving Credit Facility may be increased by up to $300 million at any time upon agreement between us and existing or additional lenders. Borrowings under the Revolving Credit Facility may be used for general corporate purposes. Amendment No. 4 amended the Credit Agreement to, among other things, extend the maturity of the Revolving Credit Facility to January 25, 2023 with the extending Lenders, which represent 90% of the existing commitments of the Lenders, such that (a) the total commitments for the Revolving Credit Facility will be $500 million until October 25, 2021, and thereafter $450 million until January 25, 2023.

Borrowings under the Revolving Credit Facility bear interest at an Adjusted Base Rate or the Eurodollar Rate (both as defined in the Credit Agreement), at our option, plus an applicable margin based on our Leverage Ratio (as defined in the Credit Agreement) and, at our election, based on the ratings of our senior unsecured debt by designated ratings services, thereafter to be based on such debt ratings. The applicable margin varies: (1) in the case of advances bearing interest at the Adjusted Base Rate, from 0.125% to 0.750%; and (2) in the case of advances bearing interest at the Eurodollar Rate, from 1.125% to 1.750%. The Adjusted Base Rate is the highest of (1) the per annum rate established by the administrative agent as its prime rate, (2) the federal funds rate plus 0.50% and (3) the daily one-month LIBOR plus 1%. We pay a commitment fee ranging from 0.125% to 0.300% on the unused portion of the Revolving Credit Facility, depending on our Leverage Ratio. The commitment fees are included as interest expense in our consolidated financial statements.

The Credit Agreement contains various covenants that we believe are customary for agreements of this nature, including, but not limited to, restrictions on our ability and the ability of each of our subsidiaries to incur debt, grant liens, make certain investments, make distributions, merge or consolidate, sell assets and enter into certain restrictive agreements. We are also subject to a maximum adjusted total Capitalization Ratio (as defined in the Credit Agreement) of 55%. The Credit Agreement includes customary events of default and associated remedies. As of December 31, 2017, we were in compliance with all the covenants set forth in the Credit Agreement.

In November 2014, we completed the public offering of $500 million aggregate principal amount of 4.650% Senior Notes due 2024 (the "2024 Senior Notes"). We pay interest on the 2024 Senior Notes on May 15 and November 15 of each year. The 2024 Senior Notes are scheduled to mature on November 15, 2024. We may redeem some or all of the 2024 Senior Notes prior to maturity at specified redemption prices. We used the net proceeds from the offering for general corporate purposes, including funding the C&C acquisition, other capital expenditures and repurchases of shares of our common stock.

We incurred $6.9 million of issuance costs related to the 2024 Senior Notes and $2.6 million of new loan costs, including costs of the amendments prior to Amendment No. 4, related to the Credit Agreement. We are amortizing those costs, which are included on our balance sheet, as a reduction of debt for the 2024 Senior Notes and as an other non-current asset for the Credit Agreement, to interest expense to November 2024 for the 2024 Senior Notes and to January 2023 for the Credit Agreement.

We have two interest rate swaps in place on a total of $200 million of the 2024 Senior Notes for the period to November 2024. See Note 6 of Notes to Consolidated Financial Statements included in this report for a description of these interest rate swaps.

In February 2018, we completed the public offering of $300 million aggregate principal amount of 6.000% Senior Notes due 2028 (the "2028 Senior Notes"). We will pay interest on the 2028 Senior Notes on February 1 and August 1 of each year, beginning on August 1, 2018. The 2028 Senior Notes are scheduled to mature on February 1, 2028. We may redeem some or all of the 2028 Senior Notes at specified redemption prices. We used the net proceeds from the offering to repay our term loan indebtedness referred to above.

We made cash interest payments of $32.4 million, $29.2 million and $27.2 million in 2017, 2016 and 2015, respectively.

6.	COMMITMENTS AND CONTINGENCIES

Lease Commitments
At December 31, 2017, we occupied several facilities under noncancellable operating leases expiring at various dates through 2035. Future minimum rentals under all of our operating leases, including vessel rentals, are as follows:

(in thousands)
2018	$31,243
2019	23,116
2020	19,579
2021	16,929
2022	15,446
Thereafter	132,396
Total Lease Commitments	$238,709
Rental expense, which includes hire of vessels, specialized equipment and real estate rental, was approximately $97 million, $205 million and $229 million in 2017, 2016 and 2015, respectively.
Insurance
The workers' compensation, maritime employer's liability and comprehensive general liability insurance policies that we purchase each include a deductible layer, for which we would be responsible, that we consider financially prudent. Insurance above the deductible layers can be by occurrence or in the aggregate. We determine the level of accruals for claims exposure by reviewing our historical experience and current year claim activity. We do not record accruals on a present-value basis. We review larger claims with insurance adjusters and establish specific reserves for known liabilities. We establish an additional reserve for incidents incurred but not reported to us for each year using our estimates and based on prior experience. We believe we have established adequate accruals for expected liabilities arising from those obligations. However, it is possible that future earnings could be affected by changes in our estimates relating to these matters.
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

Letters of Credit
We had $67 million and $54 million in letters of credit outstanding as of December 31, 2017 and 2016, respectively, as guarantees in force for self-insurance requirements and various bid and performance bonds, which are usually for the duration of the applicable contract.

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
The carrying values of cash and cash equivalents approximate their fair values due to the short-term maturity of the underlying instruments. Accounts receivable are generated from a broad group of customers, primarily from within the energy industry, which is our major source of revenue. Due to their short-term nature, carrying values of our accounts receivable and accounts payable approximate fair market values. We had borrowings of $300 million as of December 31, 2017 under our term loan facility. Due to the short-term nature of the associated interest rate periods, the carrying value of our debt under the term loan facility approximated its fair value. The fair value of this debt is classified as Level 2 in the fair value hierarchy under U.S. GAAP (inputs other than quoted prices in active markets for similar assets and liabilities that are observable or can be corroborated by observable market data for substantially the full term for the assets or liabilities).

We estimated the fair market value of the 2024 Senior Notes to be $489 million at December 31, 2017 based on quoted prices. Since the market for the 2024 Senior Notes is not an active market, the fair value of the 2024 Senior Notes is classified within Level 2 in the fair value hierarchy under U.S. GAAP.

We have two interest rate swaps in place on a total of $200 million of the 2024 Senior Notes for the period to November 2024. The agreements swap the fixed interest rate of 4.650% on $200 million of the 2024 Senior Notes to the floating rate of one month LIBOR plus 2.426% and on another $100 million to one month LIBOR plus 2.823%. We estimate the combined fair value of the interest rate swaps to be a net liability of $3.0 million at December 31, 2017, which is included on our balance sheet in our other long-term liabilities These values were arrived at using a discounted cash flow model using Level 2 inputs.
Since the second quarter of 2015, the exchange rate for the Angolan kwanza relative to the U.S. dollar generally has been declining, although the exchange rate was relatively stable during 2017. As our functional currency in Angola is the U.S. dollar, we recorded foreign currency transaction losses related to the kwanza of $0.1 million, $7.3 million and $17.4 million in 2017, 2016 and 2015, as a component of Other income (expense), net in our Consolidated Statements of Income for those respective periods. Our foreign currency transaction losses in 2016 and 2015 related primarily to the remeasurement of our Angolan kwanza cash balances to U.S. dollars. Conversion of cash balances from kwanza to U.S. dollars is controlled by the central bank in Angola, and the central bank has slowed this process since mid-2015, causing our kwanza cash balances to increase. As of December 31, 2017, we had the equivalent of approximately $27 million of cash in kwanza in Angola reflected on our balance sheet.
To mitigate our currency exposure risk in Angola, we have used kwanza to purchase $70 million equivalent Angolan central bank (Banco Nacional de Angola) bonds with maturities of $60 million during 2018 and $10 million in 2020. The bonds are denominated as U.S. dollar equivalents, so that, upon payment of semi-annual interest and principal upon maturity, payment is made in kwanza, equivalent to the respective U.S. dollars at the then-current exchange rate. Our intent is to reinvest funds from maturing bonds in similar, long-term assets.

We estimated the fair market value of the Angolan bonds to be $68 million at December 31, 2017 using quoted prices. Since the market for the Angolan bonds is not an active market, the fair value of the Angolan bonds is classified within Level 2 in the fair value hierarchy under U.S. GAAP.

7.	OPERATIONS BY BUSINESS SEGMENT AND GEOGRAPHIC AREA
Business Segment Information

We are a global oilfield provider of engineered services and products, primarily to the offshore oil and gas industry. Through the use of our applied technology expertise, we also serve the defense, aerospace and commercial theme park industries. Our Oilfield business consists of Remotely Operated Vehicles ("ROVs"), Subsea Products, Subsea Projects and Asset Integrity. Our ROV segment provides submersible vehicles operated from the surface to support offshore energy exploration, development and production activities. Our Subsea Products segment supplies a variety of specialty subsea hardware and related services. Our Subsea Projects segment provides multiservice subsea support vessels and oilfield diving and support vessel operations, primarily for inspection, maintenance and repair and installation activities. Since April 2015, we have also provided survey, autonomous underwater vehicle ("AUV") and satellite-positioning services. Our Asset Integrity segment provides asset integrity management and assessment services and nondestructive testing and inspection. Our Advanced Technologies business provides project management, engineering services and equipment for applications in non-energy markets. Unallocated Expenses are those not associated with a specific business segment. These consist of expenses related to our incentive and deferred compensation plans, including restricted stock and bonuses, as well as other general expenses, including corporate administrative expenses.
There are no differences in the basis of segmentation or in the basis of measurement of segment profit or loss in the year ended December 31, 2017 from those used in our consolidated financial statements for the years ended December 31, 2016 and 2015.

The table that follows presents Revenue, Income from Operations and Depreciation and Amortization Expense by business segment:

	Year Ended December 31,
(in thousands)	2017	2016	2015
Revenue
Oilfield
Remotely Operated Vehicles	$393,655	$522,121	$807,723
Subsea Products	625,513	692,030	959,714
Subsea Projects	291,993	472,979	604,484
Asset Integrity	236,778	275,397	372,957
Total Oilfield	1,547,939	1,962,527	2,744,878
Advanced Technologies	373,568	309,076	317,876
Total	$1,921,507	$2,271,603	$3,062,754
Income from Operations
Oilfield
Remotely Operated Vehicles	$22,366	$25,193	$192,514
Subsea Products	45,539	75,938	175,585
Subsea Projects	10,279	34,476	92,034
Asset Integrity	11,231	7,551	18,235
Total Oilfield	89,415	143,158	478,368
Advanced Technologies	22,039	11,809	9,689
Unallocated Expenses	(100,798)	(84,203)	(114,247)
Total	$10,656	$70,764	$373,810
Depreciation and Amortization Expense
Oilfield
Remotely Operated Vehicles	$113,979	$140,967	$143,364
Subsea Products	52,561	53,759	49,792
Subsea Projects	31,869	34,042	29,863
Asset Integrity	7,715	14,336	10,713
Total Oilfield	206,124	243,104	233,732
Advanced Technologies	3,171	3,120	2,549
Unallocated Expenses	4,224	4,023	4,954
Total	$213,519	$250,247	$241,235

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

The restructuring expenses were all severance costs, of which $8.4 million was unpaid at December 31, 2016 and paid in 2017.

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
During each of 2017, 2016 and 2015, revenue from one customer, BP plc and subsidiaries, accounted for 12%, 18% and 18% of our total consolidated annual revenue, respectively.

The following table presents Assets, Property and Equipment and Goodwill by business segment as of the dates indicated:

	December 31,
(in thousands)	2017	2016
Assets
Oilfield
Remotely Operated Vehicles	$650,832	$755,894
Subsea Products	788,586	833,919
Subsea Projects	626,791	608,411
Asset Integrity	268,055	261,410
Total Oilfield	2,334,264	2,459,634
Advanced Technologies	129,185	101,756
Corporate and Other	560,501	568,925
Total	$3,023,950	$3,130,315
Property and Equipment, net
Oilfield
Remotely Operated Vehicles	$420,088	$485,063
Subsea Products	329,486	344,973
Subsea Projects	272,649	273,384
Asset Integrity	19,445	24,571
Total Oilfield	1,041,668	1,127,991
Advanced Technologies	10,850	12,057
Corporate and Other	11,686	13,210
Total	$1,064,204	$1,153,258
Goodwill
Oilfield
Remotely Operated Vehicles	$24,777	$24,406
Subsea Products	103,128	99,336
Subsea Projects	155,292	154,823
Asset Integrity	150,560	143,144
Total Oilfield	433,757	421,709
Advanced Technologies	21,842	21,842
Total	$455,599	$443,551
All assets specifically identified with a particular business segment have been segregated. Cash and cash equivalents, certain other current assets, certain investments and certain other assets have not been allocated to particular business segments and are included in Corporate and Other.

The following table presents Capital Expenditures, including business acquisitions, by business segment for the periods indicated:

	Year Ended December 31,
(in thousands)	2017	2016	2015
Capital Expenditures
Oilfield
Remotely Operated Vehicles	$40,425	$50,339	$57,558
Subsea Products	27,711	56,669	69,434
Subsea Projects	29,544	25,602	276,308
Asset Integrity	3,651	3,910	9,841
Total Oilfield	101,331	136,520	413,141
Advanced Technologies	2,063	2,742	5,015
Corporate and Other	1,564	3,251	5,832
Total	$104,958	$142,513	$423,988
Geographic Operating Areas
The following tables summarize certain financial data by geographic area:

	Year Ended December 31,
(in thousands)	2017	2016	2015
Revenue
Foreign:
Africa	$256,198	$486,615	$659,038
United Kingdom	236,177	304,635	367,326
Norway	178,712	166,180	250,272
Asia and Australia	193,865	196,679	245,978
Brazil	42,607	73,280	118,056
Other	81,364	66,870	116,647
Total Foreign	988,923	1,294,259	1,757,317
United States	932,584	977,344	1,305,437
Total	$1,921,507	$2,271,603	$3,062,754

	December 31,
(in thousands)	2017	2016
Property and equipment, net
Foreign:
Norway	$78,279	$83,129
Africa	135,345	159,715
United Kingdom	87,601	67,522
Asia and Australia	50,057	61,135
Brazil	50,842	55,224
Other	25,346	22,322
Total Foreign	427,470	449,047
United States	636,734	704,211
Total	$1,064,204	$1,153,258

Revenue is based on location where services are performed and products are manufactured.

8.	EMPLOYEE BENEFIT PLANS
Retirement Investment Plans
We have several employee retirement investment plans that, taken together, cover most of our full-time employees. The Oceaneering Retirement Investment Plan is a 401(k) plan in which U.S. employees may participate by deferring a portion of their gross monthly salary and directing us to contribute the deferred amount to the plan. We match a portion of the employees' deferred compensation. Our contributions to the 401(k) plan were $17.4 million, $20.0 million and $22.8 million for the plan years ended December 31, 2017, 2016 and 2015, respectively.
We also make matching contributions to foreign employee savings plans similar in nature to a 401(k) plan. In 2017, 2016 and 2015, these contributions, principally related to plans associated with U.K. and Norwegian subsidiaries, were $9.1 million, $12.1 million and $15.1 million, respectively.
The Oceaneering International, Inc. Supplemental Executive Retirement Plan covers selected key management employees and executives, as approved by the Compensation Committee of our Board of Directors (the "Compensation Committee"). Under this plan, we accrue an amount determined as a percentage of the participant's gross monthly salary and the amounts accrued are treated as if they are invested in one or more investment vehicles pursuant to this plan. Expenses related to this plan during 2017, 2016 and 2015 were $3.2 million, $3.3 million and $3.3 million, respectively.
We have defined benefit plans covering some of our employees in the U.K. and Norway. During 2016, we agreed to settlements with almost all the participants in the Norway plan. Our curtailment costs for the Norway plan in 2016 were $1.1 million and are included in other income (expense), net. The projected benefit obligations for the U.K. plan were $21 million and $18 million, at December 31, 2017 and 2016, respectively, and the fair values of the plan assets (using Level 2 inputs) for the U.K. plan were $22 million and $19 million at December 31, 2017 and 2016, respectively. The assets of the U.K. plan have been invested in individual pensioners' annuities in anticipation of the plan settlement, which is expected to occur in the second quarter of 2018.
Incentive Plan
Under our Second Amended and Restated 2010 Incentive Plan (the "Incentive Plan"), shares of our common stock are made available for awards to employees and nonemployee members of our Board of Directors.
The Incentive Plan is administered primarily by the Compensation Committee; however, the full Board of Directors makes determinations regarding awards to nonemployee directors under the Incentive Plan. The Compensation Committee or our Board of Directors, as applicable, determines the type(s) of award(s) to be made to each participant and sets forth in the related award agreement the terms, conditions and limitations applicable to each award. Stock options, stock appreciation rights and stock and cash awards may be made under the Incentive Plan. There has been no stock option activity after December 31, 2010 and there are no options outstanding under the Incentive Plan. We have not granted any stock options since 2005 and the Compensation Committee has expressed its intention to refrain from using stock options as a component of employee compensation for our executive officers and other employees for the foreseeable future. Additionally, the Board of Directors has expressed its intention to refrain from using stock options as a component of nonemployee director compensation for the foreseeable future.

In 2017, 2016 and 2015, the Compensation Committee granted awards of performance units to certain of our key executives and employees. The performance units awarded are scheduled to vest in full on the third anniversary of the award date, or pro rata over three years if the participant meets certain age and years of service requirements. The Compensation Committee and the Board of Directors approved specific financial goals and measures (as defined), for each of the three-year periods ending December 31, 2019, 2018 and 2017 to be used as the basis for the final value of the performance units. The final value of each performance unit granted in 2017 may range from $0 to $200 and the value of the performance units granted in each of 2016 and 2015 may range from $0 to $150. Upon vesting and determination of value, the value of the performance units will be payable in cash. Compensation expense (benefit) related to the performance units was $4.2 million, $(4.2) million and $6.8 million in 2017, 2016 and 2015, respectively. As of December 31, 2017, there were 379,892 performance units outstanding.
During 2017, 2016 and 2015, the Compensation Committee granted restricted units of our common stock to certain of our key executives and employees. During 2016, our Board of Directors granted restricted common stock to our nonemployee directors. During 2016 and 2015, our Board of Directors granted restricted units of our common stock to our Chairman and restricted common stock to our other nonemployee directors. Over 80%, 65%, and 65% of the grants made to our employees in 2017, 2016 and 2015, respectively, vest in full on the third anniversary of the award date, conditional upon continued employment. The remainder of the grants made to employees and all the grants of restricted stock units made to our Chairman vest pro rata over three years, as these participants meet certain age and years-of-service requirements. For the grants of restricted stock units to each of the participant employees and the Chairman, the participant will be issued a share of our common stock for the participant's vested restricted stock units at the earlier of three years or, if the participant vested earlier after meeting the age and service requirements, following termination of employment or service. The grants of restricted stock to our nonemployee directors were scheduled to vest in full on the first anniversary of the award date conditional upon continued service as a director, with one exception.  In February 2015, we granted shares of restricted common stock to a director who had given written notice of his intention to retire from our board of directors. Those shares were to vest if the director's service continued until the election of directors at our subsequent annual meeting of shareholders in May 2015.  The director fulfilled that requirement by resigning concurrent with that election and the shares of restricted stock became vested.
In April 2009, the Compensation Committee adopted a policy that Oceaneering will not provide U.S. federal income tax gross-up payments to any of its directors or executive officers in connection with future awards of restricted stock or stock units. This policy had no effect on the existing service agreement with our Chairman, which provides for tax gross-up payments that could become applicable to such future awards in limited circumstances, such as following a change in control of Oceaneering. Since August 2010, there have been no outstanding awards that provide for tax gross-up payments.
The additional tax charge realized from tax deductions less than the financial statement expense of our restricted stock grants was $3.1 million, $3.0 million and $0.9 million in 2017, 2016 and 2015, respectively. The 2017 charge was recognized in our consolidated statement of income and the 2016 and 2015 charges were recognized in our consolidated statements of equity.

The following is a summary of our restricted stock and restricted stock unit activity for 2017, 2016 and 2015:

	Number	Weighted Average Fair Value	Aggregate Intrinsic Value
Balance at December 31, 2014	814,400	$63.30
Granted	380,991	52.40
Issued	(311,119)	57.94	$16,518,000
Forfeited	(52,981)	60.45
Balance at December 31, 2015	831,291	60.49
Granted	587,953	27.90
Issued	(278,572)	61.48	$7,866,000
Forfeited	(88,665)	43.03
Balance at December 31, 2016	1,052,007	43.48
Granted	489,514	26.70
Issued	(277,968)	61.90	$7,038,000
Forfeited	(81,748)	34.15
Balance at December 31, 2017	1,181,805	$32.84

The restricted stock units granted in 2017, 2016 and 2015 carry no voting rights and no dividend rights. Each grantee of shares of restricted common stock is deemed to be the record owner of those shares during the restriction period, with the right to vote and receive any dividends on those shares.
Grants of restricted stock units are valued at their estimated fair values as of their respective grant dates. The grants in 2017, 2016 and 2015 were subject only to vesting conditioned on continued employment or service as a nonemployee director; therefore, these grants were valued at the grant date fair market value using the closing price of our stock on the New York Stock Exchange.
Compensation expense under the restricted stock plans was $10.9 million, $13.9 million and $15.9 million for 2017, 2016 and 2015, respectively. As of December 31, 2017, we had $11.0 million of future expense to be recognized related to our restricted stock unit plans over a weighted average remaining life of 1.7 years.

Post-Employment Benefit
In 2001, we entered into an agreement with our Chairman who was also then our Chief Executive Officer. That agreement was amended in 2006 and in 2008. Pursuant to the amended agreement, the Chairman relinquished his position as Chief Executive Officer in May 2006 and began his post-employment service period on December 31, 2006, which continued through August 15, 2011, during which service period the Chairman, acting as an independent contractor, agreed to serve as nonexecutive Chairman of our Board of Directors. The agreement provides the Chairman with post-employment benefits for ten years following August 15, 2011. The agreement also provides for medical coverage on an after-tax basis to the Chairman, his spouse and children for their lives. We recognized the net present value of the post-employment benefits over the expected service period. Our total accrued liabilities, current and long-term, under this post-employment benefit were $3.9 million and $4.5 million at December 31, 2017 and 2016, respectively.
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

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
(in thousands, except per share data)

	2017
Quarter Ended	March 31	June 30	Sept. 30	Dec. 31	Total
Revenue	$446,176	$515,036	$476,120	$484,175	$1,921,507
Gross margin	44,855	53,571	54,885	41,299	194,610
Income (loss) from operations	(150)	9,390	10,531	(9,115)	10,656
Net income (loss)	(7,534)	2,132	(1,768)	173,568	166,398
Diluted earnings per share	$(0.08)	$0.02	$(0.02)	$1.76	$1.68
Weighted average number of diluted shares outstanding	98,138	98,751	98,270	98,852	98,764

	2016
Quarter Ended	March 31	June 30	Sept. 30	Dec. 31	Total
Revenue	$608,344	$625,539	$549,275	$488,445	$2,271,603
Gross margin	97,480	95,233	35,443	51,071	279,227
Income (loss) from operations	48,099	38,380	(11,856)	(3,859)	70,764
Net income (loss)	25,103	22,309	(11,798)	(11,028)	24,586
Diluted earnings per share	$0.26	$0.23	$(0.12)	$(0.11)	$0.25
Weighted average number of diluted shares outstanding	98,286	98,424	98,061	98,064	98,424