Form 10-Q
period 2018-03-31
OCEANEERING INTERNATIONAL INC
filed 2018-05-03
CIK 73756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
☐ Yes    ☑ No
Number of shares of Common Stock outstanding as of April 27, 2018: 98,531,607

Oceaneering International, Inc.
Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	Mar 31, 2018	Dec 31, 2017
(in thousands, except share data)
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$334,910	$430,316
Accounts receivable, net of allowances for doubtful accounts of $6,825 and $6,217	471,345	476,903
Inventory, net	185,009	215,282
Other current assets	114,481	64,901
Total Current Assets	1,105,745	1,187,402
Property and Equipment, at cost	2,821,826	2,815,579
Less accumulated depreciation	1,767,503	1,751,375
Net Property and Equipment	1,054,323	1,064,204
Other Assets:
Goodwill	512,164	455,599
Other non-current assets	256,449	316,745
Total Other Assets	768,613	772,344
Total Assets	$2,928,681	$3,023,950
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$82,995	$85,539
Accrued liabilities	289,527	350,258
Total Current Liabilities	372,522	435,797
Long-term Debt	785,068	792,312
Other Long-term Liabilities	132,888	131,323
Commitments and Contingencies
Equity:
Common Stock, par value $0.25 per share; 360,000,000 shares authorized; 110,834,088 shares issued	27,709	27,709
Additional paid-in capital	211,988	225,125
Treasury stock; 12,304,723 and 12,554,714 shares, at cost	(704,630)	(718,946)
Retained earnings	2,367,742	2,417,412
Accumulated other comprehensive loss	(269,960)	(292,136)
Oceaneering Shareholders' Equity	1,632,849	1,659,164
Noncontrolling interest	5,354	5,354
Total Equity	1,638,203	1,664,518
Total Liabilities and Equity	$2,928,681	$3,023,950
The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
(in thousands, except per share data)	2018	2017
Revenue	$416,413	$446,176
Cost of services and products	397,585	401,321
Gross Margin	18,828	44,855
Selling, general and administrative expense	45,977	45,005
Income (Loss) from Operations	(27,149)	(150)
Interest income	2,592	1,337
Interest expense, net of amounts capitalized	(9,371)	(6,268)
Equity in income (losses) of unconsolidated affiliates	(843)	(980)
Other income (expense), net	(8,474)	(2,556)
Income (Loss) Before Income Taxes	(43,245)	(8,617)
Provision (benefit) for income taxes	5,888	(1,083)
Net Income (Loss)	$(49,133)	(7,534)

Weighted average shares outstanding
Basic	98,383	98,138
Diluted	98,383	98,138
Earnings (loss) per share
Basic	$(0.50)	$(0.08)
Diluted	$(0.50)	$(0.08)
Cash dividends declared per share	$—	$0.15
The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three Months Ended March 31,
(in thousands)	2018	2017
Net Income (Loss)	$(49,133)	$(7,534)
Other comprehensive income (loss):
Foreign Currency Translation Adjustments	22,176	(7,061)
Total other comprehensive income (loss)	22,176	(7,061)
Comprehensive Income (Loss)	(26,957)	(14,595)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
(in thousands)	2018	2017
Cash Flows from Operating Activities:
Net income (loss)	$(49,133)	$(7,534)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	54,128	53,663
Deferred income tax provision (benefit)	2,819	(19,943)
Net loss on sales of property and equipment	37	551
Noncash compensation	2,812	3,718
Excluding the effects of acquisitions, increase (decrease) in cash from:
Accounts receivable	20,815	59,997
Inventory	(2,985)	(17,515)
Other operating assets	6,535	(6,372)
Currency translation effect on working capital, excluding cash	5,559	1,472
Current liabilities	(41,194)	(30,636)
Other operating liabilities	6,225	21,604
Total adjustments to net income	54,751	66,539
Net Cash Provided by Operating Activities	5,618	59,005
Cash Flows from Investing Activities:
Purchases of property and equipment	(25,732)	(17,807)
Business acquisitions, net of cash acquired	(68,398)	—
Other investing activities	202	(14,993)
Distributions of capital from unconsolidated affiliates	1,579	707
Dispositions of property and equipment and life insurance proceeds	—	1,357
Net Cash Used in Investing Activities	(92,349)	(30,736)
Cash Flows from Financing Activities:
Net proceeds from issuance of 6.000% Senior Notes, net of issuance costs	295,879	—
Repayment of term loan facility	(300,000)	—
Cash dividends	—	(14,739)
Other financing activities	(1,635)	(1,894)
Net Cash Used in Financing Activities	(5,756)	(16,633)
Effect of exchange rates on cash	(2,919)	687
Net Increase in Cash and Cash Equivalents	(95,406)	12,323
Cash and Cash Equivalents—Beginning of Period	430,316	450,193
Cash and Cash Equivalents—End of Period	$334,910	$462,516
The accompanying Notes are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    SUMMARY OF MAJOR ACCOUNTING POLICIES

Basis of Presentation. Oceaneering International, Inc. ("Oceaneering", "we" or "us") has prepared these unaudited consolidated financial statements pursuant to instructions for quarterly reports on Form 10-Q, which we are required to file with the U.S. Securities and Exchange Commission (the "SEC"). These financial statements do not include all information and footnotes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). These financial statements reflect all adjustments that we believe are necessary to present fairly our financial position as of March 31, 2018 and our results of operations and cash flows for the periods presented. Except as otherwise disclosed herein, all such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in our annual report on Form 10-K for the year ended December 31, 2017. The results for interim periods are not necessarily indicative of annual results.
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
Accounts Receivable – Allowances for Doubtful Accounts. We determine the need for allowances for doubtful accounts using the specific identification method. We generally do not require collateral from our customers.
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
We capitalize interest on assets where the construction period is anticipated to be more than three months. We capitalized $1.6 million and $1.0 million of interest in the three-month periods ended March 31, 2018 and 2017, respectively. We do not allocate general administrative costs to capital projects.
Our management periodically, and upon the occurrence of a triggering event, reviews the realizability of our property and equipment and long-lived intangible assets to determine whether any events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable. For long-lived assets to be held and used, we base our evaluation on impairment indicators, such as the nature of the assets, the future economic benefits of the assets, any historical or future profitability measurements and other external market conditions or factors that may be present. If such impairment indicators are present or other factors exist that indicate that the carrying amount of an asset may not be recoverable, we determine whether an impairment has occurred through the use of an undiscounted cash flows analysis of the asset at the lowest level for which identifiable cash flows exist. If an impairment has occurred, we recognize a loss for the difference between the carrying amount and the fair value of the asset. For assets held for sale or disposal, the fair value of the asset is measured using fair market value less estimated costs to sell. Assets are classified as held-for-sale when we have a plan for disposal of certain assets and those assets meet the held for sale criteria.

Business Acquisitions. We account for business combinations using the acquisition method of accounting, and, in each case, we allocate the acquisition price to the assets acquired and liabilities assumed based on their fair market values at the date of acquisition.

In March, 2018, we acquired Ecosse Subsea Limited (“Ecosse”) for $68 million in cash. Headquartered in Aberdeen, Scotland, Ecosse builds and operates seabed preparation, route clearance and trenching tools for submarine cables and pipelines on an integrated basis that includes vessels, ROVs and survey services. We have accounted for this acquisition by allocating the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. This purchase price allocation is preliminary and is subject to change upon completion of our valuation procedures. We have included Ecosse’s operations in our consolidated financial statements starting from the date of closing and its operating results are reflected in our Subsea Projects segment.

Goodwill. Annually, we are required to evaluate our goodwill by performing a qualitative or quantitative impairment test. However, under the qualitative approach and after assessing the totality of events or circumstances, we determine that it is more likely than not the fair value of a reporting unit is less than its carrying amount, we are required to perform the quantitative analysis to determine the fair value. We tested the goodwill attributable to each of our reporting units for impairment as of December 31, 2017 and concluded that there was no impairment.

In addition to our annual evaluation of goodwill for impairment, upon the occurrence of a triggering event, we review our goodwill to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount.

Foreign Currency Translation. The functional currency for several of our foreign subsidiaries is the applicable local currency. Results of operations for foreign subsidiaries with functional currencies other than the U.S. dollar are translated into U.S. dollars using average exchange rates during the period. Assets and liabilities of these foreign subsidiaries are translated into U.S. dollars using the exchange rates in effect at the balance sheet date, and the resulting translation adjustments are recognized, in accumulated other comprehensive income as a component of shareholders' equity. All foreign currency transaction gains and losses are recognized currently in the Consolidated Statements of Operations.

Revenue Recognition. On January 1, 2018, we adopted Accounting Standard Update ("ASU") 2014-09, "Revenue from Contracts with Customers," which implemented Accounting Standards Codification Topic 606 ("ASC 606"). We have used the modified retrospective method applied to those contracts which were not completed as of January 1, 2018, and the practical expedient to reflect the effect on contract modifications in the aggregate. In addition, we have recognized the cumulative effect of applying ASC 606 as an adjustment to retained earnings on January 1, 2018. The comparative information with respect to prior periods has not been retrospectively restated and continues to be reported under the accounting standards in effect for those periods.

The cumulative effect of the changes made to our Consolidated Balance Sheet as of January 1, 2018 for the adoption of ASC 606 was as follows:

(in thousands)	Dec 31, 2017	Adjustments Due to ASC 606	Jan 1, 2018 Under ASC 606
Assets
Accounts receivable	$476,903	$(163,963)	$312,940
Contract assets	—	171,956	171,956
Total accounts receivable	476,903	7,993	484,896
Inventory	215,282	(34,187)	181,095
Liabilities
Accrued liabilities	350,258	(63,045)	287,213
Contract liabilities	—	37,590	37,590
Total accrued liabilities	350,258	(25,455)	324,803
Other long-term liabilities	131,323	(202)	131,121
Equity
Retained earnings	2,417,412	(537)	2,416,875

In accordance with the ASC 606 requirements, the impact of adoption on carryover contracts on our Consolidated Statement of Operations and Consolidated Balance Sheet was as follows:

Consolidated Statement of Operations

	Three Months Ended Mar 31, 2018
(in thousands)	As Reported Under ASC 606	Effect of Change	Balances Without Adoption of ASC 606
Revenue	$416,413	$6,064	$422,477
Cost of services and products	397,585	9,112	406,697
Provision (benefit) for income taxes	5,888	(654)	5,234
Net income (loss)	(49,133)	(2,394)	(51,527)

Consolidated Balance Sheet

	Mar 31, 2018
(in thousands)	As Reported Under ASC 606	Effect of Change	Balances Without Adoption of ASC 606
Assets
Accounts receivable	$300,976	$—	$300,976
Contract assets	170,369	(8,996)	161,373
Total accounts receivable	471,345	(8,996)	462,349
Inventory	185,009	24,767	209,776
Liabilities
Accrued liabilities	258,975	(172)	258,803
Contract liabilities	30,552	18,252	48,804
Total accrued liabilities	289,527	18,080	307,607
Other long-term liabilities	132,888	(452)	132,436
Equity
Retained earnings	2,367,742	(1,857)	2,365,885

All of our revenue is realized through contracts with customers. We recognize our revenue according to the contract type. On a daily basis, we recognize service revenue over time for contracts that provide for specific time, material and equipment charges, which we bill periodically, ranging from weekly to monthly. We use the input method to faithfully depict revenue recognition, because each day of service provided represents value to the customer. The performance obligations in these contracts are satisfied, and revenue is recognized, as the work is performed. We have used the expedient available to recognize revenue when the billing corresponds to the value realized by the customer where appropriate.

We account for significant fixed-price contracts, mainly relating to our Subsea Products segment, and to a lesser extent in our Subsea Projects and Advanced Technologies segments, by recognizing revenue over time using an input, cost-to-cost measurement percentage-of-completion method. We use the input cost-to-cost method to faithfully depict revenue recognition. This commonly used method allows appropriate calculation of progress on our contracts. A performance obligation is satisfied as we create a product on behalf of the customer over the life of the contract. The remainder of our revenue is recognized at the point in time when control transfers to the customer, thus satisfying the performance obligation.

We have elected to recognize the cost for freight and shipping as an expense when incurred. Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by us from a customer, are excluded from revenue.

In our service-based business lines, which principally charge on a day rate basis for services provided, there is no significant impact in the pattern of revenue and profit recognition as a result of implementation of ASC 606. In our product-based business lines, we expect impacts on the pattern of our revenue and profit recognition in our contracts using the percentage-of-completion method, as a result of the requirement to exclude uninstalled materials and significant inefficiencies from the measure of progress. This is most likely to occur in our Subsea Products segment.

We apply judgment in the determination and allocation of transaction price to performance obligations, and the subsequent recognition of revenue, based on the facts and circumstances of each contract. We routinely review estimates related to our contracts and, where required, reflect revisions to profitability in earnings immediately. If an element of variable consideration has the potential for a significant future reversal of revenue, we will constrain that variable consideration to a level intended to remove the potential future reversal. If a current estimate of total contract cost indicates an ultimate loss on a contract, we recognize the projected loss in full when we determine it. In prior years, we have recorded adjustments to earnings as a result of revisions to contract estimates. We always strive to estimate our contract costs and profitability accurately. However, there could be significant adjustments to overall contract costs in the future, due to changes in facts and circumstances.

In general, our payment terms consist of those services billed regularly as provided and those products delivered at a point in time, which are invoiced after the performance obligation is satisfied. Our product and service contracts with milestone payments due at agreed progress points during the contract are invoiced when those milestones are reached, which may differ from the timing of revenue recognition. Our payment terms generally do not provide financing of contracts to customers, nor do we receive financing from customers as a result of these terms.

Please see Note 2 — "Revenue" — for more information on our revenue from contracts with customers.

New Accounting Standards. In January 2016, the Financial Accounting Standards Board ("FASB") issued ASU No. 2016-01, "Financial Instruments — Overall (Subtopic 825-10) Recognition and Measurement of Financial Assets and Financial Liabilities."  This update:

•
requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value, with changes in fair value recognized in net income; and

•
provides an expedient for the valuation and impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify value and impairment — when a qualitative assessment indicates that an impairment exists, an entity is required to measure the investment at fair value.

ASU No. 2016-01 was effective for us beginning on January 1, 2018, and we have utilized the expedient for valuing equity investments without readily determinable fair values. This update has not had a material impact on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, "Leases." This update requires reporting entities to separate the lease components from the non-lease components in a contract and recognize lease assets and lease liabilities on the balance sheet for substantially all lease arrangements. ASU No. 2016-02 will become effective for us beginning January 1, 2019. We have formed a project team to implement ASU 2016-02. We are currently evaluating the requirements of ASU 2016-02 and have not yet determined its impact on our consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16, "Income Taxes (Topic 740) – Intra-Entity Transfers of Assets Other than Inventory." Previously, U.S. GAAP generally prohibited the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset was sold to an outside party. The amendments in this update eliminate the exception for an intra-entity transfer of an asset other than inventory. Two common examples of assets included within the scope of this update are intellectual property and property, plant and equipment. The exception for an intra-entity transfer of inventory will remain in place. The amendments in this update were effective for us beginning January 1, 2018. This update has not had a material effect on our consolidated financial statements.
In February 2018, the FASB issued ASU 2018-02, "Income Statement – Reporting Comprehensive Income (Topic 220) Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income." The amendments in this update allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the December 2017 enactment of U.S. tax reform legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act"). However, because the amendments only relate to the reclassification of the income tax effects of the Tax Act, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. The amendments in this update also require certain disclosures about stranded tax effects. The amendments in this update will become effective for us beginning January 1, 2019, and early adoption is permitted. We do not anticipate that this update will have a material effect on our consolidated financial statements.

2. Revenue

Revenue By Category

The following table presents Revenue disaggregated by business segment, geographical region, and timing of transfer of goods or services.

	Three Months Ended
(in thousands)	Mar 31, 2018	Mar 31, 2017	Dec 31, 2017
Business Segment:
Energy Services and Products
Remotely Operated Vehicles	$85,594	$94,022	$91,584
Subsea Products	126,688	150,639	156,398
Subsea Projects	56,860	62,956	73,376
Asset Integrity	61,288	52,658	64,830
Total Energy Services and Products	330,430	360,275	386,188
Advanced Technologies	85,983	85,901	97,987
Total	$416,413	$446,176	$484,175

Geographic Operating Areas:
Foreign:
Africa	$55,087	$80,512	$43,026
United Kingdom	45,319	66,746	46,643
Norway	39,042	29,800	49,747
Asia and Australia	38,946	45,867	46,310
Brazil	18,828	10,692	16,801
Other	19,639	14,604	26,823
Total Foreign	216,861	248,221	229,350
United States	199,552	197,955	254,825
Total	$416,413	$446,176	$484,175

Timing of Transfer of Goods or Services:
Revenue recognized over time	$374,667
Revenue recognized at a point in time	41,746
Total	$416,413

Contract Balances

Our contracts with milestone payments have, in the aggregate, a significant impact on the contract asset and the contract liability balances. Milestones are contractually agreed with customers and relate to significant events across the contract lives. Some milestones are achieved before revenue is recognized, resulting in a contract liability, other milestones are achieved after revenue is recognized resulting in a contract asset.

The following table provides information about contract assets, and contract liabilities from contracts with customers.

(in thousands)	Mar 31, 2018	Jan 1, 2018
Contract assets	$170,369	$171,956
Contract liabilities	30,552	37,590

Our payment terms consist of those services billed regularly as provided and those products delivered at a point in time, which are invoiced after the performance obligation is satisfied. Our product and service contracts with milestone payments due at agreed progress points during the contract are invoiced when those milestones are reached, which may differ from the timing of revenue recognition.

During the three months ended March 31, 2018, Contract assets decreased by $1.6 million from its opening balance due to billings of $406 million, which exceeded accrued revenue of $404 million. Contract liabilities decreased $7 million from its opening balance, due to revenue recognition of $12 million (from the opening balance) less deferrals of milestone payments that totaled $5 million. There were no cancellations, impairments or other significant impacts in the period that relate to other categories of explanation.

The revenue recognized for the three months ended March 31, 2018 that was included in the Contract liabilities balance at the beginning of the period was $12.5 million.

Performance Obligations

As of March 31, 2018, the aggregate amount of the transaction price allocated to remaining performance obligations was $295 million. We expect to recognize revenue for the remaining performance obligations of $221 million over the next twelve months.

The aggregate amount of transaction price allocated to remaining performance obligations that were unsatisfied (or partially unsatisfied) as of March 31, 2018 are noted above. In arriving at this value, we have used two expedients available to us and are not disclosing amounts in relation to performance obligations: (1) that are part of contracts with an original expected duration of one year or less; or (2) on contracts where we recognize revenue in line with the billing.

Due to the nature of our service contracts in our Remotely Operated Vehicle, Subsea Projects, Asset Integrity and Advanced Technologies segments, the majority of our contracts either have initial contract terms of one year or less or have customer option cancellation clauses that lead us to consider the original expected duration of one year or less.

In our Subsea Products and Advanced Technologies segments, we have long-term contracts that extend beyond one year, and these make up the majority of the balance reported. We also have shorter-term product contracts with an expected original duration of one year or less that have been excluded.

Where appropriate, we have made estimates within the transaction price of elements of variable consideration within the contracts and constrained those amounts to a level where we consider that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. The amount of revenue recognized in the three months ended March 31, 2018, which was associated with performance obligations completed or partially completed in prior periods was not significant.

As of March 31, 2018, there was no outstanding liability balance for refunds or returns due to the nature of our contracts and the goods and services we provide. Our warranties are limited to assurance warranties that are of a standard length and are not considered to be a material right. The majority of our contracts consist of a single performance obligation. When there are multiple obligations, we look for observable evidence of stand-alone selling prices on which to base the allocation. This involves judgment as to the appropriateness of the observable evidence relating to the facts and circumstances of the contract. If we do not have observable evidence, we estimate stand-alone selling prices by taking a cost plus margin approach, using typical margins from the type of product or service, customer and regional geography involved.

Costs to Obtain or Fulfill a Contract

In line with the available expedient, we capitalize costs to obtain a contract when those amounts are significant and the contract is expected at inception to exceed one year in duration; otherwise, the costs are expensed in the period when incurred. Costs to obtain a contract primarily consist of bid and proposal costs, which are incremental to our fixed costs. Costs to fulfill a contract primarily consist of certain mobilization costs incurred to provide products or services to our customers. These costs are deferred and amortized over the period of contract performance.

There was no balance or amortization of Costs to obtain a contract in the current reporting period. The closing balance of Costs to fulfill a contract as of March 31, 2018 was$13.6 million and a total of $1.3 million of amortization, and no impairment costs, were recognized.

3.    INVENTORY
The following is information regarding our inventory:

(in thousands)	Mar 31, 2018	Dec 31, 2017
Inventory, net:
Remotely operated vehicle parts and components	$100,931	$97,313
Other inventory, primarily raw materials	84,078	117,969
Total	$185,009	$215,282

4.    DEBT
Long-term Debt consisted of the following:

(in thousands)	Mar 31, 2018	Dec 31, 2017

4.650% Senior Notes due 2024	$500,000	$500,000
6.000% Senior Notes due 2028	300,000	—
Term Loan Facility	—	300,000
Fair value of interest rate swaps on $200 million of principal	(6,353)	(2,990)
Unamortized debt issuance costs	(8,579)	(4,698)
Revolving Credit Facility	—	—
Long-term Debt	$785,068	$792,312

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

We may redeem some or all of the 2024 and the 2028 Senior Notes (collectively, the "Senior Notes") at specified redemption prices. We used the net proceeds from the 2028 Senior Notes to repay our term loan indebtedness described further below.

In October 2014, we entered into a credit agreement (as amended, the "Credit Agreement") with a group of banks. In February 2018, we entered into Agreement and Amendment No. 4 to Credit Agreement ("Amendment No. 4"). The Credit Agreement provides for a $500 million revolving credit facility (the "Revolving Credit Facility"). The Credit Agreement previously provided for a $300 million term loan (the "Term Loan Facility"), which we repaid in full in February 2018, using net proceeds from the issuance of our 2028 Senior Notes referred to above, and cash on hand.

Subject to certain conditions, the aggregate commitments under the Revolving Credit Facility may be increased by up to $300 million at any time upon agreement between us and existing or additional lenders. Amendment No. 4 amended the Credit Agreement to, among other things, extend the maturity of the Revolving Credit Facility to January 25, 2023 with the extending Lenders, which represent 90% of the existing commitments of the Lenders, such that the total commitments for the Revolving Credit Facility will be $500 million until October 25, 2021, and thereafter $450 million until January 25, 2023.

Borrowings under the Revolving Credit Facility bear interest at an Adjusted Base Rate or the Eurodollar Rate (both as defined in the Credit Agreement), at our option, plus an applicable margin based on our Leverage Ratio (as defined in the Credit Agreement) and, at our election, based on the ratings of our senior unsecured debt by designated ratings services, thereafter to be based on such debt ratings. The applicable margin varies: (1) in the case of advances bearing interest at the Adjusted Base Rate, from 0.125% to 0.750% for borrowings under the Revolving Credit Facility; and (2) in the case of advances bearing interest at the Eurodollar Rate, from 1.125% to 1.750%. The Adjusted Base Rate is the highest of (1) the per annum rate established by the administrative agent as its prime rate, (2) the federal funds rate plus 0.50% and (3) the daily one-month LIBOR plus 1%. We pay a commitment fee ranging from 0.125% to 0.300% on the unused portion of the Revolving Credit Facility, depending on our Leverage Ratio. The commitment fees are included as interest expense in our consolidated financial statements.

The Credit Agreement contains various covenants that we believe are customary for agreements of this nature, including, but not limited to, restrictions on our ability and the ability of each of our subsidiaries to incur debt, grant liens, make certain investments, make distributions, merge or consolidate, sell assets and enter into certain restrictive agreements. We are also subject to a maximum adjusted total capitalization ratio (as defined in the Credit Agreement) of 55%. The Credit Agreement includes customary events of default and associated remedies. As of March 31, 2018, we were in compliance with all the covenants set forth in the Credit Agreement.

We have two interest rate swaps in place on a total of $200 million of the 2024 Senior Notes for the period to November 2024. Please refer to Note 5 — "Commitments and Contingencies" — for more information on our interest rate swaps.

We incurred $6.9 million and $4.1 million of issuance costs related to the 2024 Senior Notes and the 2028 Senior Notes, respectively, and $2.6 million of loan costs, including costs of the amendments prior to Amendment No. 4, related to the Credit Agreement. The costs, net of accumulated amortization, are included as a reduction of Long-term Debt in our Consolidated Balance Sheet, as it pertains to the Senior Notes, and in Other non-current assets, as it pertains to the Credit Agreement. We are amortizing these costs to Interest expense through the maturity date for the Senior Notes and to January 2023 for the Credit Agreement.

5.    COMMITMENTS AND CONTINGENCIES

Litigation. In the ordinary course of business, we are subject to actions for damages alleging personal injury under the general maritime laws of the United States, including the Jones Act, for alleged negligence. We report actions for personal injury to our insurance carriers and believe that the settlement or disposition of those claims will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

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

We estimated the aggregate fair market value of the Senior Notes to be $791 million as of March 31, 2018, based on quoted prices. Since the market for the Senior Notes is not an active market, the fair value of the Senior Notes is classified within Level 2 in the fair value hierarchy under U.S. GAAP (inputs other than quoted prices in active markets for similar assets and liabilities that are observable or can be corroborated by observable market data for substantially the full terms for the assets or liabilities).

We have two interest rate swaps in place on a total of $200 million of the 2024 Senior Notes for the period to November 2024. The agreements swap the fixed interest rate of 4.650% on $100 million of the 2024 Senior Notes to the floating rate of one month LIBOR plus 2.426% and on another $100 million to one month LIBOR plus 2.823%. We estimate the combined fair value of the interest rate swaps to be a net liability of $6.4 million as of March 31, 2018, which is included on our balance sheet in our Other Long-term Liabilities. These values were arrived at based on a discounted cash flow model using Level 2 inputs.

Since the second quarter of 2015, the exchange rate for the Angolan kwanza relative to the U.S. dollar generally has been declining, although the exchange rate was relatively stable during 2017. As our functional currency in Angola is the U.S. dollar, we recorded foreign currency transaction losses related to the kwanza of $7.7 million and $0.5 million in the three-month periods ended March 31, 2018 and 2017, respectively, as a component of Other income (expense), net in our Consolidated Statements of Operations for those respective periods. Our foreign currency transaction gains or losses related primarily to the remeasurement of our Angolan kwanza cash balances to U.S. dollars. Conversion of cash balances from kwanza to U.S. dollars is controlled by the central bank in Angola, and the central bank has slowed this process since mid-2015, causing our kwanza cash balances to subsequently increase. As of March 31, 2018, we had the equivalent of approximately $22 million of kwanza cash balances in Angola reflected on our balance sheet.
To mitigate our currency exposure risk in Angola, through March 31, 2018, we used kwanza to purchase $68 million equivalent Angolan central bank (Banco Nacional de Angola) bonds, with maturities of $58 million in 2018 and $10 million in 2020. The bonds are denominated as U.S. dollar equivalents, so that, upon payment of semi-annual interest and principal upon maturity, payment is made in kwanza, equivalent to the respective U.S. dollars at the then-current exchange rate. The entire $68 million was classified as Other non-current assets on our Consolidated Balance Sheet as of December 31, 2017, as our intention was to reinvest funds from maturing bonds in similar long-term assets. However, the market to purchase similar long-term bonds is limited. As a result, we have classified the $58 million bonds due to mature in 2018 as Other current assets in our Consolidated Balance Sheet as of March 31, 2018. We estimated the fair market value of the Angolan bonds to be $68 million as of March 31, 2018 using quoted prices. Since the market for the Angolan bonds is not an active market, the fair value of the Angolan bonds is classified within Level 2 in the fair value hierarchy under U.S. GAAP.

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
For each of the restricted stock units granted in 2015 through 2017, at the earlier of three years after grant or at termination of employment or service, the grantee will be issued one share of our common stock for each unit vested. As of March 31, 2018 and December 31, 2017, respective totals of 1,501,578 and 1,181,805 shares of restricted stock or restricted stock units were outstanding.
We estimate that share-based compensation cost not yet recognized related to shares of restricted stock or restricted stock units, based on their grant-date fair values, was $19 million as of March 31, 2018. This expense is being recognized on a staged-vesting basis over three years for awards attributable to individuals meeting certain age and years-of-service requirements, and on a straight-line basis over the applicable vesting period of one or three years for the other awards.
Share Repurchase Plan. In December 2014, our Board of Directors approved a plan to repurchase up to 10 million shares of our common stock. Under this plan, we had repurchased 2.0 million shares of our common stock for $100 million through December 31, 2017. We did not repurchase any shares under the plan during the three-month period ended March 31, 2018. We account for the shares we hold in treasury under the cost method, at average cost.

7.    INCOME TAXES

In December 2017, the United States enacted the Tax Act, which included a number of changes to existing U.S. tax laws that have an impact on our income tax provision, most notably a reduction of the U.S. corporate income tax rate from 35 percent to 21 percent for tax years beginning after December 31, 2017, and the creation of a territorial tax system with a one-time mandatory tax on applicable previously deferred earnings of foreign subsidiaries. We recognized the income tax effects of the Tax Act in our financial statements for the year ended December 31, 2017 in accordance with Staff Accounting Bulletin No. 118 (“SAB 118”), which provided SEC staff guidance for the application of accounting standards for income taxes in the reporting period in which the Tax Act was enacted. As such, our financial results reflected provisional amounts for those specific income tax effects of the Tax Act for which the accounting was incomplete but a reasonable estimate could be determined. The final determination is expected to be completed and reflected in our financial statements issued for subsequent reporting periods that fall within the measurement period contemplated by SAB 118.
In April 2018, the United States Internal Revenue Service issued Notice 2018-26, announcing its intent to issue regulations related to the application of the one-time mandatory tax on applicable previously deferred earnings of foreign subsidiaries and potential anti-avoidance measures. Although the notice is not legally binding, we are currently reviewing whether the regulations contemplated by the notice could have any effect on the provisional amounts recorded as of December 31, 2017.
During interim periods, we provide for income taxes based on our current estimated annual effective tax rate using assumptions as to (1) earnings and other factors that would affect the tax provision for the remainder of the year and (2) the operations of foreign branches and subsidiaries that are subject to local income and withholding taxes. In the three-month period ended March 31, 2018, we recognized additional tax expense of $2.4 million from discrete items, primarily related to a $1.8 million of excess tax deficiencies on share-based compensation awards.

The effective tax rate for the three months ended March 31, 2018 was different than the federal statutory rate of 21.0%, primarily due to the geographic mix of operating revenue and results that generated taxes in certain jurisdictions that exceeded the tax benefit from losses and credits in other jurisdictions, which could not be realized in the quarter due to valuation allowances being provided, and discrete items primarily associated with the shared-based compensation awards discussed above. It is our intention to continue to indefinitely reinvest in certain of our international operations, therefore, we do not provide withholding taxes on the possible distribution of these earnings.  We do not believe the effective tax rate before discrete items is meaningful due to the short-term nature of much of our work and a continuous shifting of geographic mix of our operating revenue and results. The effective tax rate for the three months ended March 31, 2017 was lower than the federal statutory rate of 35.0%, primarily due to our intention to indefinitely reinvest in certain of our international operations, partially offset by additional discrete tax item associated with share-based compensation.  In 2017, we did not provide for U.S. taxes on the portion of our foreign earnings that we deemed indefinitely reinvested.

We conduct our international operations in a number of locations that have varying laws and regulations with regard to income and other taxes, some of which are subject to interpretation. We recognize the benefit for a tax position if the benefit is more likely than not to be sustainable upon audit by the applicable taxing authority. If this threshold is met, the tax benefit is then measured and recognized at the largest amount that we believe is greater than 50% likely of being realized upon ultimate settlement. We do not believe that the total of unrecognized tax benefits will increase or decrease significantly in the next twelve months.
We account for any applicable interest and penalties on uncertain tax positions as a component of our provision for income taxes on our financial statements. Including associated foreign tax credits and penalties and interest, we have accrued a net total of $5.5 million in Other Long-term Liabilities on our balance sheet for unrecognized tax benefits as of March 31, 2018. All additions or reductions to those liabilities would affect our effective income tax rate in the periods of change.
Our tax returns are subject to audit by taxing authorities in multiple jurisdictions. These audits often take years to complete and settle. The following lists the earliest tax years open to examination by tax authorities where we have significant operations:

Jurisdiction	Periods
United States	2014
United Kingdom	2015
Norway	2015
Angola	2013
Brazil	2013
Australia	2013

8.    BUSINESS SEGMENT INFORMATION

We are a global provider of engineered services and products, primarily to the offshore energy industry. Through the use of our applied technology expertise, we also serve the defense, aerospace and commercial theme park industries. Our Energy Services and Products business consists of Remotely Operated Vehicles ("ROVs"), Subsea Products, Subsea Projects and Asset Integrity. Our ROV segment provides submersible vehicles operated from the surface to support offshore energy exploration, development and production activities. Our Subsea Products segment supplies a variety of specialty subsea hardware and related services. Our Subsea Projects segment provides multiservice subsea support vessels and offshore diving and support vessel operations, primarily for inspection, maintenance and repair and installation activities. We have also provided survey, autonomous underwater vehicle and satellite-positioning services. Our Asset Integrity segment provides asset integrity management and assessment services, nondestructive testing and inspection. Our Advanced Technologies business provides project management, engineering services and equipment for applications in non-energy markets. Unallocated Expenses are those not associated with a specific business segment. These consist of expenses related to our incentive and deferred compensation plans, including restricted stock and bonuses, as well as other general expenses, including corporate administrative expenses.
There are no differences in the basis of segmentation or in the basis of measurement of segment profit or loss from those used in our consolidated financial statements for the year ended December 31, 2017.

The table that follows presents Revenue, Income (Loss) from Operations and Depreciation and Amortization by business segment for each of the periods indicated.

	Three Months Ended
(in thousands)	Mar 31, 2018	Mar 31, 2017	Dec 31, 2017
Revenue
Energy Services and Products
Remotely Operated Vehicles	$85,594	$94,022	$91,584
Subsea Products	126,688	150,639	156,398
Subsea Projects	56,860	62,956	73,376
Asset Integrity	61,288	52,658	64,830
Total Energy Services and Products	330,430	360,275	386,188
Advanced Technologies	85,983	85,901	97,987
Total	$416,413	$446,176	$484,175
Income (Loss) from Operations
Energy Services and Products
Remotely Operated Vehicles	$(2,398)	$5,925	$1,056
Subsea Products	1,755	11,483	11,121
Subsea Projects	(2,359)	187	580
Asset Integrity	1,679	2,267	2,159
Total Energy Services and Products	(1,323)	19,862	14,916
Advanced Technologies	1,668	5,026	2,779
Unallocated Expenses	(27,494)	(25,038)	(26,810)
Total	$(27,149)	$(150)	$(9,115)
Depreciation and Amortization
Energy Services and Products
Remotely Operated Vehicles	$27,642	$29,229	$27,445
Subsea Products	14,025	12,999	13,437
Subsea Projects	8,313	8,080	8,127
Asset Integrity	1,848	1,460	2,336
Total Energy Services and Products	51,828	51,768	51,345
Advanced Technologies	766	797	794
Unallocated Expenses	1,534	1,098	900
Total	$54,128	$53,663	$53,039
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

Certain statements we make in this quarterly report on Form 10-Q are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements include, without limitation, statements regarding our expectations about:

•
second quarter and the full year of 2018 operating results and the contributions from our segments to those results (including the expected benefits from a recent business acquisition, anticipated revenue, operating income or loss, and utilization information), as well as the items below the operating income (loss) line;

•	our cash flows and earnings before interest, taxes and depreciation and amortization (EBITDA) in 2018;

•	future demand and business activity levels;

•
our plans for future operations (including planned additions to and retirements from our remotely operated vehicle ("ROV") fleet, our intent regarding the new multiservice subsea support vessel scheduled for delivery and placed into service in the latter part of the second quarter of 2018, and other capital expenditures);

•	our future dividends;

•	the adequacy of our liquidity, cash flows and capital resources;

•	our expectations regarding shares to be repurchased under our share repurchase plan;

•	our assumptions that could affect our estimated tax rate;

•	the implementation of new accounting standards and related policies, procedures and controls;

•	seasonality; and

•	industry conditions;

•	increase in offshore activities and contract awards during second half of 2018.

These forward-looking statements are subject to various risks, uncertainties and assumptions, including those we have referred to under the headings "Risk Factors" and "Cautionary Statement Concerning Forward-Looking Statements" in Part I of our annual report on Form 10-K for the year ended December 31, 2017. Although we believe that the expectations reflected in such forward-looking statements are reasonable, because of the inherent limitations in the forecasting process, as well as the relatively volatile nature of the industries in which we operate, we can give no assurance that those expectations will prove to have been correct. Accordingly, evaluation of our future prospects must be made with caution when relying on forward-looking information.

The following discussion should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our annual report on Form 10-K for the year ended December 31, 2017.

Executive Overview

Our diluted earnings (loss) per share for the three months ended March 31, 2018 was $(0.50), as compared to $(0.08) for the corresponding period of the prior year. Our operating results met our expectations and reflected the seasonality and timing of projects within our energy-related businesses.

For the second quarter of 2018, compared to the first quarter, we anticipate quarterly operating profitability and improvements from all of our business segments, with the exception of our Subsea Products segment, due to reduced backlog and the timing of awards. Unallocated Expenses are expected to be in the upper-$20 million range.

We project an increase in offshore activities and contract awards during the second half of 2018, along with an improvement in Advanced Technologies commercial businesses. We also expect our recent acquisition of Ecosse Subsea Limited ("Ecosse") to be accretive to cash flow and earnings. However, we do not expect this shift in momentum to be adequate to offset the near-term market weakness. Taking into account our results through March 31, 2018 and our outlook for the remainder of 2018, we expect to incur an operating loss and a net loss for the full year of 2018.

Below the operating income (loss) line, we expect:

•	increased interest expense from higher interest rates, which affect our floating rate debt and our swaps to floating rates on $200 million of fixed-rate debt; and

•	a loss on our equity investment in Medusa Spar LLC, as volume continues to be low in current producing zones.

We are no longer providing guidance as to our 2018 annual effective tax rate due to the short-term nature of much of our work and a continuous shifting of geographic mix of our operating revenue and results, and uncertainties in the interpretation and application of the December 2017 enactment of U.S. tax reform legislation commonly referred to as the 2017 Tax Act. These conditions do not allow for a meaningful tax rate forecast.

During 2018, we expect each of our operating segments will contribute positive EBITDA and on a consolidated basis, we will generate more than sufficient cash flows to service our debt and fund our anticipated maintenance and organic growth capital expenditures.

While the offshore energy industry remains at challenged activity levels, our focus is to manage our resources on growing and positioning our company for the future. As part of this strategy, our Board of Directors suspended the payment of our quarterly dividend in the fourth quarter of 2017. Although we will continue to review our dividend position periodically, we do not anticipate our Board to consider reinstating a quarterly cash dividend until we see a significant improvement in our market outlook and projected free cash flow.

Critical Accounting Policies and Estimates

For information about our Critical Accounting Policies and Estimates, please refer to the discussion in our annual report on Form 10-K for the year ended December 31, 2017 under the heading "Critical Accounting Policies and Estimates" in Item 7 – "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Effective January 1, 2018, we adopted Accounting Standards Codification Topic 606, "Revenue from Contracts with Customers." See Notes 1 and 2 of Notes to Consolidated Financial Statements included in this report for further details, including our accounting policy for the Revenue Recognition under this newly adopted accounting standard.

Liquidity and Capital Resources

As of March 31, 2018, we had working capital of $733 million, including $335 million of cash and cash equivalents. Additionally, Amendment No. 4 to the Credit Agreement (as defined below) provides for a $500 million revolving credit facility until October 25, 2021 and thereafter $450 million until January 25, 2023 with a group of banks. We consider our liquidity, cash flows and capital resources to be adequate to support our existing operations and capital commitments.

Our capital expenditures were $26 million during the first three months of 2018, excluding the $68 million purchase price for the Ecosse acquisition, as compared to $18 million in the first three months of 2017. We acquired Ecosse in March 2018, reflecting our commitment to expand our service line capabilities, grow our market position within the offshore renewable energy market, and provide our customers with proven tools to optimize installation projects. Ecosse builds and operates seabed preparation, route clearance and trenching tools for submarine cables and pipelines on an integrated basis that includes vessels, ROVs and survey services.

We currently estimate our capital expenditures for 2018, excluding business acquisitions, will be in the range of $80 million to $120 million, including $20 million in our Subsea Projects segment to complete the new-build multiservice subsea support vessel Ocean Evolution, scheduled for delivery in the latter part of the second quarter of 2018.

The Ocean Evolution is intended to be U.S.-flagged and documented with a coastwise endorsement by the U.S. Coast Guard. It is expected to have an overall length of 353 feet, a Class 2 dynamic positioning system, accommodations for 110 personnel, a helideck, a 250-ton active heave-compensated crane, and a working moonpool. We expect to outfit the vessel with two of our high specification 4,000 meter work-class ROVs. The vessel will also be equipped with a satellite communications system capable of transmitting streaming video for real-time work observation by shore-based personnel. We anticipate the vessel will be used to augment our ability to provide subsea intervention services in the U.S. Gulf of Mexico. These services are required to perform inspection, maintenance and repair projects and hardware installations.

We previously had several deepwater vessels under long-term charter. The last of our long-term deepwater vessel charters expired in March 2018. With the current market conditions, we attempt to charter vessels for specific projects on a back-to-back basis with the vessel owners. We also charter vessels on a short-term basis as necessary to augment our fleet.

As of March 31, 2018, we had long-term debt in the principal amount of $800 million outstanding and $500 million available under our revolving credit facility provided under the Credit Agreement.

In October 2014, we entered into a credit agreement (as amended, the "Credit Agreement") with a group of banks. In February 2018, we entered into Agreement and Amendment No. 4 to the Credit Agreement ("Amendment No. 4"). The Credit Agreement provides for a $500 million revolving credit facility (the "Revolving Credit Facility"). The Credit Agreement previously provided for a $300 million term loan, which we repaid in full in February 2018, using net proceeds from the issuance of our 6.000% Senior Notes due 2028 (the "2028 Senior Notes") described further below, and cash on hand.

Subject to certain conditions, the aggregate commitments under the Revolving Credit Facility may be increased by up to $300 million at any time upon agreement between us and existing or additional lenders. Borrowings under the Revolving Credit Facility may be used for general corporate purposes. Amendment No. 4 amended the Credit Agreement to, among other things, extend the maturity of the Revolving Credit Facility to January 25, 2023 with the extending Lenders, which represent 90% of the existing commitments of the Lenders, such that the total commitments for the Revolving Credit Facility will be $500 million until October 25, 2021, and thereafter $450 million until January 25, 2023.

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

The Credit Agreement contains various covenants that we believe are customary for agreements of this nature, including, but not limited to, restrictions on our ability and the ability of each of our subsidiaries to incur debt, grant liens, make certain investments, make distributions, merge or consolidate, sell assets and enter into certain restrictive agreements. We are also subject to a maximum adjusted total capitalization ratio (as defined in the Credit Agreement) of 55%. The Credit Agreement includes customary events of default and associated remedies. As of March 31, 2018, we were in compliance with all the covenants set forth in the Credit Agreement.

In November 2014, we completed the public offering of $500 million aggregate principal amount of 4.650% due 2024 (the "2024 Senior Notes"). We pay interest on the 2024 Senior Notes on May 15 and November 15 of each year. The 2024 Senior Notes are scheduled to mature on November 15, 2024.

In February 2018, we completed the public offering of the 2028 Senior Notes. We pay interest on the 2028 Senior Notes on February 1 and August 1 of each year, beginning on August 1, 2018. The 2028 Senior Notes are scheduled to mature on February 1, 2028. We may redeem some or all of the 2024 and 2028 Senior Notes at specified redemption prices.

Our principal source of cash from operating activities is our net income (loss), adjusted for the non-cash effects of, among other things, depreciation and amortization, deferred income taxes and noncash compensation under our share-based compensation plans. Our $6 million and $59 million of cash provided from operating activities in the three-month periods ended March 31, 2018 and 2017, respectively, were principally affected by operating results and cash increases (decreases) of:

•	$21 million and $60 million, respectively, from changes in accounts receivable;

•	$(3) million and $(18) million, respectively, from changes in inventory; and

•	$(41) million and $(31) million, respectively, from changes in current liabilities.

We had an increase in cash related to accounts receivable in both the 2018 and 2017 first quarters, as we had lower revenue in each of quarters as compared to the fourth quarter of the respective prior years. As a result, combined with our cash collections in the first quarter of each of 2018 and 2017, our overall accounts receivable balances decreased. The decrease in inventory levels as of March 31, 2017 reflected usage on a large umbilical project and our lower Subsea Products backlog. Each of the first quarters 2018 and 2017 decreases in cash related to current liabilities reflected generally lower business levels, and the 2017 period also reflected decreased accruals for incentive compensation.

In the three months ended March 31, 2018, we used $92 million of cash in investing activities, mostly related to capital expenditures of $26 million and $68 million paid in the Ecosse acquisition. We also used $6 million in financing activities, as a result of the repayment of the Term Loan Facility of $300 million, substantially offset by the net proceeds from the issuance of the 2028 Senior Notes, net of issuance costs, of $296 million. In the three months ended March 31, 2017, we used $31 million of cash in investing activities. The cash used in investing activities related to capital expenditures of $18 million and other investments of $15 million. The other investments were primarily for the purchase of bonds in Angola for the purpose of mitigating our Angolan currency risk. We also used $17 million in financing activities, primarily for the payment of cash dividends of $15 million.

We have not guaranteed any debt not reflected on our consolidated balance sheet as of March 31, 2018, and we do not have any off-balance sheet arrangements, as defined by SEC rules.

In December 2014, our Board of Directors approved a plan to repurchase up to 10 million shares of our common stock. Through March 31, 2018, we had repurchased 2.0 million shares of our common stock for $100 million, all during 2015, under this plan. We account for the shares we hold in treasury under the cost method, at average cost. The timing and amount of any future repurchases will be determined by our management. We expect that any additional shares repurchased under the plan will be held as treasury stock for possible future use. The plan does not obligate us to repurchase any particular number of shares.
From the second quarter of 2014 through the third quarter of 2016, we paid a quarterly dividend to our common shareholders of $0.27 per share. Starting in the fourth quarter of 2016 through the third quarter of 2017, we paid a dividend of $0.15 per share. Our last quarterly dividend was declared in July 2017 at $0.15 per share and paid in September 2017. Subsequently, the Board suspended the payment of a quarterly dividend. Although we will continue to review our dividend position periodically, we do not anticipate our Board to consider reinstating a quarterly cash dividend until we see a significant improvement in our market outlook and projected free cash flow.
Results of Operations

We operate in five business segments. The segments are contained within two businesses — services and products provided primarily to the offshore energy industry ("Energy Services and Products") and services and products provided to non-energy industries ("Advanced Technologies"). Our Unallocated Expenses are those not associated with a specific business segment.

Consolidated revenue and profitability information is as follows:

	Three Months Ended
(dollars in thousands)	Mar 31, 2018	Mar 31, 2017	Dec 31, 2017
Revenue	$416,413	$446,176	$484,175
Gross Margin	18,828	44,855	41,299
Gross Margin %	5%	10%	9%
Operating Income (Loss)	(27,149)	(150)	(9,115)
Operating Income %	(7)%	—%	(2)%

In our Subsea Projects segment, we generate a material amount of our consolidated revenue from contracts for services in the U.S. Gulf of Mexico, which has historically been more active from April through October, as compared to the rest of the year. The European operations of our Asset Integrity segment have historically been more active in the second and third quarters. However, the reduced customer spending levels in the current commodity price environment have substantially obscured this seasonality since mid-2014. Revenue in our ROV segment is generally subject to seasonal variations in demand, with our first quarter typically being the low quarter of the year. The level of our ROV seasonality primarily depends on the number of ROVs we have engaged in vessel-based subsea infrastructure inspection, maintenance and repair and installation, which is more seasonal than drilling support. Periods since mid-2014 reflect an exception, as there has been a general decline in offshore activity, which caused a decrease in our ROV days on hire and utilization. Revenue in our Subsea Products and Advanced Technologies segments generally has not been seasonal.

Energy Services and Products

The primary focus of our Energy Services and Products business over the last several years has been toward increasing our asset base and capabilities for providing services and products for offshore energy operations and subsea completions. In recent years, we have focused on increasing our service and product offerings toward our energy customers' operating expenses and the offshore renewable energy market.

The following table sets forth the Revenue, Margin and Operating Income for our Energy Services and Products business segments for the periods indicated. In the ROV section of the table that follows, "Days available" includes all days from the first day that an ROV is placed into service until the ROV is retired. All days during this period are considered available days, including periods when an ROV is undergoing maintenance or repairs. Our ROVs do not have scheduled maintenance or repair that requires significant time when the ROVs are not available for utilization.

	Three Months Ended
(dollars in thousands)	Mar 31, 2018	Mar 31, 2017	Dec 31, 2017
Remotely Operated Vehicles
Revenue	$85,594	$94,022	$91,584
Gross Margin	4,955	13,022	9,154
Operating Income (Loss)	(2,398)	5,925	1,056
Operating Income (Loss) %	(3)%	6%	1%
Days available	25,138	25,219	25,737
Days utilized	11,034	11,488	10,785
Utilization	44%	46%	42%

Subsea Products
Revenue	126,688	150,639	156,398
Gross Margin	15,005	24,991	24,384
Operating Income	1,755	11,483	11,121
Operating Income %	1%	8%	7%
Backlog at end of period	240,000	407,000	276,000

Subsea Projects
Revenue	56,860	62,956	73,376
Gross Margin	1,117	4,024	4,348
Operating Income (Loss)	(2,359)	187	580
Operating Income (Loss) %	(4)%	—%	1%

Asset Integrity
Revenue	61,288	52,658	64,830
Gross Margin	8,018	8,381	9,243
Operating Income	1,679	2,267	2,159
Operating Income %	3%	4%	3%

Total Energy Services and Products
Revenue	$330,430	$360,275	$386,188
Gross Margin	29,095	50,418	47,129
Operating Income (Loss)	(1,323)	19,862	14,916
Operating Income (Loss) %	—%	6%	4%

In general, our energy related business focuses on supplying services and products to the offshore energy market. During the 2014 to 2016 downturn in oil prices, we experienced lower activity levels and reduced pricing. Recently, with oil prices stabilizing and activity in some areas improving, a foundation for a turnaround in the offshore energy industry appears to be building.

We project an increase in offshore activities and contract awards during the second half of 2018, along with an improvement in Advanced Technologies commercial businesses. We also expect our recent acquisition of Ecosse to be accretive to cash flow and earnings. However, we do not expect this shift in momentum to be adequate to offset the near-term market weakness. Taking into account our results through March 31, 2018 and our outlook for the remainder of 2018, we expect to incur an operating loss and a net loss for the full year of 2018.

We believe we are the world's largest provider of ROV services, and this business segment historically, but not currently, has been the largest contributor to our Energy Services and Products business operating income. Our

ROV segment revenue reflects the utilization percentages, fleet sizes and average pricing of the respective periods. Our ROV operating margins have declined as depreciation has become a higher percentage of revenue, and we have experienced lower utilization and pricing in recent years. In the full year of 2015, 2016 and 2017, ROV depreciation and amortization was 18%, 27% and 29% of ROV revenue, respectively; and in the three-month period ended March 31, 2018, it was 32% of ROV revenue. Our ROV operating income decreased in the three months ended March 31, 2018 compared to the corresponding period of the prior year, mainly due to lower utilization and lower average revenue per day on hire in 2018, as a result of a shift in geographic mix and market conditions. During the first quarter of 2018, ROV operating income decreased compared to the immediately preceding quarter. Excluding the impact of the fourth quarter 2017 equipment sale, average revenue per day on hire decreased, primarily due to a shift in geographic mix. Our average daily cost increased due to additional costs associated with reactivating and mobilizing ROVs. Days on hire increased 2% sequentially during the first quarter of 2018 as our fleet utilization improved to 44% from 42%, as a result of increased international drill support activity. We added two new ROVs to our fleet during the three months ended March 31, 2018 and retired two, resulting in a total of 279 ROVs in our ROV fleet. We expect our second quarter 2018 ROV operating results to improve from the first quarter results, due to a seasonal increase in days on hire. For the full year 2018, we continue to project increased days on hire, as we maintain or slightly shift our 2018 fleet mix towards drill-support utilization. Although we endeavor to maintain and increase our drill support market share and place more ROVs on vessels, we need a sizable increase in our customers' offshore activity and spending levels for there to be a discernible increase in ROV fleet utilization and profitability.

Our Subsea Products segment consists of two business units : (1) manufactured products; and (2) service and rental. Manufactured products includes production control umbilicals and specialty subsea hardware, while service and rental includes tooling, subsea work systems and installation and workover control systems. The following table presents revenue from manufactured products and service and rental, as their respective percentages of total Subsea Products revenue:

	Three Months Ended
	Mar 31, 2018	Mar 31, 2017	Dec 31, 2017
Manufactured products	59%	71%	54%

Service and rental	41%	29%	46%

Our Subsea Products operating income decreased in the three-month period ended March 31, 2018 compared to the corresponding period of the prior year, mainly due to lower demand in manufactured products. Subsea Products operating income in the first quarter of 2018 was lower than that of the immediately preceding quarter due to the effect of a 19% reduction in revenue, largely attributable to our service and rental business as a result of the completion of major work in fourth quarter 2017, and reduced manufactured products revenue based on lower backlog at the beginning of the period.

Our Subsea Products backlog was $240 million as of March 31, 2018, compared to $276 million as of December 31, 2017. The backlog decline was largely attributable to manufactured products' low umbilical order intake. We expect Subsea Products operating results to decline in the second quarter of 2018 compared to the first quarter, primarily attributable to manufactured products as a result of reduced backlog and the timing of awards. During the second half of 2018, we still expect an increase in offshore activities and contract awards, which should result in a Subsea Products book-to-bill ratio exceeding 1.0 for the full year.

Our Subsea Projects operating results declined in the three-month period ended March 31, 2018 compared to the corresponding period of the prior year, due to lower pricing, and lower vessel demand as a result of the completion of the Island Pride vessel working offshore India in the fourth quarter of 2017 and reduced diving work in Angola. Our Subsea Projects operating results decreased in the three-month period ended March 31, 2018 compared to the immediately preceding quarter, principally driven by timing of projects and lower seasonal U.S. Gulf of Mexico demand for vessels, slightly offset by increased vessel activity offshore Angola. In the second quarter of 2018, we expect Subsea Projects operating results to improve compared to the first quarter, mainly driven by an increase in utilization in the U.S. Gulf of Mexico deepwater vessel and diving services, partially offset by lower projected vessel related activity in Angola. For the full year of 2018 compared to 2017, we expect lower Subsea Projects operating results due to decreased global demand.

For the three-month period ended March 31, 2018, compared to the corresponding period of the prior year, Asset Integrity's operating income did not change significantly. Asset Integrity's operating income in the three-month period ended March 31, 2018 compared to the immediately preceding quarter decreased on slightly lower revenue due to seasonality. For the second quarter of 2018, we expect Asset Integrity's operating income to be higher compared to the first quarter, driven by an increase in seasonal activity levels. For the full year of 2018, we project Asset Integrity operating results to be relatively flat and margins to be in the low- to mid- single digit range.

Advanced Technologies

Revenue, Margin and Operating Income information was as follows:

	Three Months Ended
(dollars in thousands)	Mar 31, 2018	Mar 31, 2017	Dec 31, 2017
Revenue	$85,983	$85,901	$97,987
Gross Margin	$7,822	$10,072	$8,383
Operating Income	1,668	5,026	2,779
Operating Income %	2%	6%	3%

Advanced Technologies operating income for three-month period ended March 31, 2018 was lower than that of the corresponding period of the prior year, due to execution issues in our Automated Guided Vehicles ("AGV") business, partially offset by increased activity in the theme park business. Operating income in the first quarter of 2018 was lower than that of the immediately preceding quarter, due to reduced government-related work, as expected, as well as unanticipated costs in our AGV business. We expect an increase in our Advanced Technologies operating income in the second quarter of 2018 compared to the first quarter, as a result of continued increased activity in our entertainment business, execution improvements within our AGV business and additional work for the U.S. Navy. For the full year of 2018, we continue to anticipate Advanced Technologies operating income to be higher due to increased activity within our entertainment group, supporting the theme park business, and a stable level of activity for our government businesses.

Unallocated Expenses

Our Unallocated Expenses, (i.e., those not associated with a specific business segment), within gross profit consist of expenses related to our incentive and deferred compensation plans, including restricted stock units, performance units and bonuses, as well as other general expenses. Our Unallocated Expenses within operating income consist of those expenses within gross profit plus general and administrative expenses related to corporate functions.

The following table sets forth our Unallocated Expenses for the periods indicated.

	Three Months Ended
(dollars in thousands)	Mar 31, 2018	Mar 31, 2017	Dec 31, 2017
Gross margin	$18,089	$15,635	$14,213
Operating income	27,494	25,038	26,810
Operating income % of revenue	7%	6%	6%

Our Unallocated Expenses for the three-month period ended March 31, 2018 increased compared to the corresponding period of the prior year, primarily due to higher 2018 estimated expenses related to incentive compensation from our performance units and bonuses. Our Unallocated Expenses for the three months ended March 31, 2018 were slightly higher compared to the immediately preceding quarter, due to higher estimated incentive plan compensation. For the remainder of 2018, we expect our quarterly Unallocated Expenses to be in the upper-$20 million range.

Other

The following table sets forth our significant financial statement items below the Income (Loss) from Operations line.

	Three Months Ended
(in thousands)	Mar 31, 2018	Mar 31, 2017	Dec 31, 2017
Interest income	$2,592	$1,337	$1,976
Interest expense, net of amounts capitalized	(9,371)	(6,268)	(5,300)
Equity in income (losses) of unconsolidated affiliates	(843)	(980)	(185)
Other income (expense), net	(8,474)	(2,556)	(2,154)
Provision (benefit) for income taxes	5,888	(1,083)	(188,346)

In addition to interest on borrowings, interest expense includes amortization of loan costs, fees for lender commitments under our revolving credit agreement and fees for standby letters of credit and bank guarantees that banks issue on our behalf for performance bonds, bid bonds and self-insurance requirements.

Foreign currency transaction gains and losses are the principal component of Other income (expense), net. In the three-month periods ended March 31, 2018 and 2017, we incurred foreign currency transaction losses of $8.3 million and $2.2 million, respectively. The currency losses in 2018 primarily related to the Angolan kwanza and its declining exchange rate relative to the U.S. dollar, and related primarily to our cash balances in Angola. Conversion of cash balances from Angolan kwanza to U.S. dollars is controlled by the central bank in Angola, and the central bank slowed this process starting in mid-2015, causing our cash balances in kwanza to increase.

The provisions for income taxes were related to our current estimated annual effective tax rate using assumptions as to (1) earnings and other factors that would affect the tax provision for the remainder of the year and (2) the operations of foreign branches and subsidiaries that are subject to local income and withholding taxes. Factors that could affect our estimated tax rate include our profitability levels in general and the geographic mix in the sources of our results. The effective tax rate for the three months ended March 31, 2018 was different than the federal statutory rate of 21% primarily due to the geographic mix of operating revenue and results that generated taxes in certain jurisdictions that exceeded the tax benefit from losses and credits in other jurisdictions, which could not be realized in the quarter due to valuation allowances being provided, and discrete items primarily related to the accounting for share-based compensation. It is our intention to continue to indefinitely reinvest in certain of our international operations, therefore, we do not provide withholding taxes on the possible distribution of these earnings. We do not believe the tax rate before discrete items is meaningful due to the short-term nature of much of our work and a continuous shifting of geographic mix of our operating revenue and results. The effective tax rate for the three months ended March 31, 2017 was lower than the statutory rate of 35%, primarily due to our intention to indefinitely reinvest in certain of our international operations and discrete items related to the accounting for share-based compensation. In 2017, we did not provide for U.S. taxes on the portion of our foreign earnings that we deemed indefinitely reinvested.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are currently exposed to certain market risks arising from transactions we have entered into in the normal course of business. These risks relate to interest rate changes and fluctuations in foreign exchange rates. Except for our exposure in Angola, we do not believe these risks are material. We have not entered into any market risk sensitive instruments for speculative or trading purposes. When we have a significant amount of borrowings, we typically manage our exposure to interest rate changes through the use of a combination of fixed- and floating-rate debt. See Note 4 of Notes to Consolidated Financial Statements included in this report for a description of our revolving credit facility and interest rates on our borrowings. We have two interest rate swaps in place on a total of $200 million of the 2024 Senior Notes. The agreements swap the fixed interest rate of 4.650% on $100 million of the 2024 Senior Notes to the floating rate of one month LIBOR plus 2.426% and on another $100 million to one month LIBOR plus 2.823%. We believe significant interest rate changes would not have a material near-term impact on our future earnings or cash flows.
Because we operate in various oil and gas exploration and production regions in the world, we conduct a portion of our business in currencies other than the U.S. dollar. The functional currency for several of our international operations is the applicable local currency. A stronger U.S. dollar against the U.K. pound sterling, the Norwegian kroner and the Brazilian real may result in lower operating income. We manage our exposure to changes in foreign exchange rates principally through arranging compensation in U.S. dollars or freely convertible currency and, to the extent possible, by limiting compensation received in other currencies to amounts necessary to meet obligations denominated in those currencies. We use the exchange rates in effect as of the balance sheet date to translate assets and liabilities as to which the functional currency is the local currency, resulting in translation adjustments that we reflect as accumulated other comprehensive income or loss in the equity section of our Consolidated Balance Sheets. We recorded net adjustments to our equity accounts of $22.2 million and $(7.1) million in the three-month periods ended March 31, 2018 and 2017, respectively. Negative adjustments reflect the net impact of the strengthening of the U.S. dollar against various foreign currencies for locations where the functional currency is not the U.S. dollar. Conversely, positive adjustments reflect the effect of a weakening U.S. dollar.

We recorded foreign currency transaction losses of $8.3 million and $2.2 million in the three-month periods ended March 31, 2018 and 2017, respectively. Those losses are included in Other income (expense), net in our Consolidated Statements of Operations in those respective periods. Since the second quarter of 2015, the exchange rate for the Angolan kwanza relative to the U.S. dollar generally has been declining, although the exchange rate was relatively stable during 2017. As our functional currency in Angola is the U.S. dollar, we recorded foreign currency transaction losses related to the kwanza of $7.7 million and $0.5 million in the three-month periods ended March 31, 2018 and 2017, as a component of Other income (expense), net in our Consolidated Statements of Operations for those respective periods. Our foreign currency transaction losses related primarily to the remeasurement of our Angolan kwanza cash balances to U.S. dollars. Conversion of cash balances from kwanza to U.S. dollars is controlled by the central bank in Angola, and the central bank has slowed this process since mid-2015, causing our kwanza cash balances to subsequently increase. As of March 31, 2018, we had the equivalent of approximately $22 million of cash balances in Angola reflected on our Consolidated Balance Sheet. Since December 31, 2017, Angola has devalued its currency by almost 30%. We will incur further foreign currency exchange losses in Angola if further currency devaluations occur.

To mitigate our currency exposure risk in Angola, through March 31, 2018, we have used kwanza to purchase $68 million equivalent Angolan central bank (Banco Nacional de Angola) bonds with maturities of $58 million in 2018 and $10 million in 2020. These bonds are denominated as U.S. dollar equivalents, so that, upon payment of semi-annual interest and principal upon maturity, payment is made in kwanza, equivalent to the respective U.S. dollars at the then-current exchange rate. The entire $68 million was classified as Other non-current assets on our Consolidated Balance Sheet as of December 31, 2017, as our intention is to reinvest funds from maturing bonds in similar long-term assets. However, the market to purchase similar long-term bonds is currently very limited. As a result, we have classified the $58 million bonds due to mature in 2018 as Other current assets in our Consolidated Balance Sheet as of March 31, 2018.

Item 4.        Controls and Procedures.

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2018 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There has been no change in our internal control over financial reporting that occurred during the three months ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6.         Exhibits.

Index to Exhibits
			Registration or File Number	Form of Report	Report Date	Exhibit Number
*	3.01	Restated Certificate of Incorporation	1-10945	10-K	Dec. 2000	3.01
*	3.02	Certificate of Amendment to Restated Certificate of Incorporation	1-10945	8-K	May 2008	3.1
*	3.03	Certificate of Amendment to Restated Certificate of Incorporation	1-10945	8-K	May 2014	3.1
*	3.04	Amended and Restated Bylaws	1-10945	8-K	Aug. 2015	3.1
*	4.01	Agreement and Amendment No. 4 Credit Agreement, dated as of February 16, 2018, by and among Oceaneering International, Inc. ("Oceaneering"), Wells Fargo Bank, National association, as administrative agent and swing the lender, and the lenders party thereto	1-10945	8-K	Feb. 2018	4.1
*	4.02	Second Supplemental Indenture, dated February 6, 2018, between Oceaneering and Wells Fargo Bank, National Association, as Trustee, providing for the issuance of Oceaneering's 6.000% Senior Notes due 2028 (including Form of Notes)	1-10945	8-K	Feb. 2018	4.2
*	10.1+	Form of 2018 Performance Unit Agreement, including 2018 Performance Award: Goals and Measures	1-10945	8-K	Mar. 2018	10.1
*	10.2+	Form of 2018 Restricted Stock Unit Agreement	1-10945	8-K	Mar. 2018	10.2
*	10.3+	Form of 2018 Nonemployee Director Restricted Stock Agreement	1-10945	8-K	Mar. 2018	10.3
*	10.4+	2018 annual Cash Bonus Award Program Summary	1-10945	8-K	Mar. 2018	10.4
	12.01	Computation of Ratio of Earnings to Fixed Charges
	31.01	Rule 13a – 14(a)/15d – 14(a) certification of principal executive officer
	31.02	Rule 13a – 14(a)/15d – 14(a) certification of principal financial officer
	32.01	Section 1350 certification of principal executive officer
	32.02	Section 1350 certification of principal financial officer
	101.INS	XBRL Instance Document
	101.SCH	XBRL Taxonomy Extension Schema Document
	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
	101.LAB	XBRL Taxonomy Extension Label Linkbase Document
	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

	+	Management contract or compensatory plan or arrangement.
	*	Exhibit previously filed with the Securities and Exchange Commission, as indicated, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 3, 2018	/S/ RODERICK A. LARSON
Date	Roderick A. Larson
President and Chief Executive Officer
(Principal Executive Officer)

May 3, 2018	/S/ ALAN R. CURTIS
Date	Alan R. Curtis
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

May 3, 2018	/S/ W. CARDON GERNER
Date	W. Cardon Gerner
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)