Form 10-Q
period 2018-06-30
OCEANEERING INTERNATIONAL INC
filed 2018-08-01
CIK 73756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
☐ Yes    ☑ No
Number of shares of Common Stock outstanding as of July 27, 2018: 98,532,769

Oceaneering International, Inc.
Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	Jun 30, 2018	Dec 31, 2017
(in thousands, except share data)
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$339,541	$430,316
Accounts receivable, net of allowances for doubtful accounts of $6,782 and $6,217	504,322	476,903
Inventory, net	185,926	215,282
Other current assets	84,456	64,901
Total Current Assets	1,114,245	1,187,402
Property and Equipment, at cost	2,812,374	2,815,579
Less accumulated depreciation	1,798,370	1,751,375
Net Property and Equipment	1,014,004	1,064,204
Other Assets:
Goodwill	501,348	455,599
Other non-current assets	273,151	316,745
Total Other Assets	774,499	772,344
Total Assets	$2,902,748	$3,023,950
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$91,150	$85,539
Accrued liabilities	336,226	350,258
Total Current Liabilities	427,376	435,797
Long-term Debt	782,228	792,312
Other Long-term Liabilities	122,610	131,323
Commitments and Contingencies
Equity:
Common Stock, par value $0.25 per share; 360,000,000 shares authorized; 110,834,088 shares issued	27,709	27,709
Additional paid-in capital	215,073	225,125
Treasury stock; 12,302,481 and 12,554,714 shares, at cost	(704,502)	(718,946)
Retained earnings	2,334,666	2,417,412
Accumulated other comprehensive loss	(307,766)	(292,136)
Oceaneering Shareholders' Equity	1,565,180	1,659,164
Noncontrolling interest	5,354	5,354
Total Equity	1,570,534	1,664,518
Total Liabilities and Equity	$2,902,748	$3,023,950
The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2018	2017	2018	2017
Revenue	$478,674	$515,036	$895,087	$961,212
Cost of services and products	448,946	461,465	846,531	862,786
Gross Margin	29,728	53,571	48,556	98,426
Selling, general and administrative expense	49,365	44,181	95,342	89,186
Income (Loss) from Operations	(19,637)	9,390	(46,786)	9,240
Interest income	2,950	2,045	5,542	3,382
Interest expense, net of amounts capitalized	(8,802)	(7,599)	(18,173)	(13,867)
Equity in income (losses) of unconsolidated affiliates	(737)	(394)	(1,580)	(1,374)
Other income (expense), net	(3,556)	(58)	(12,030)	(2,614)
Income (Loss) Before Income Taxes	(29,782)	3,384	(73,027)	(5,233)
Provision (benefit) for income taxes	3,294	1,252	9,182	169
Net Income (Loss)	$(33,076)	2,132	$(82,209)	$(5,402)

Weighted average shares outstanding
Basic	98,531	98,263	98,457	98,201
Diluted	98,531	98,751	98,457	98,201
Earnings (loss) per share
Basic	$(0.34)	$0.02	$(0.83)	$(0.06)
Diluted	$(0.34)	$0.02	$(0.83)	$(0.06)
Cash dividends declared per share	$—	$0.15	$—	$0.30
The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Net Income (Loss)	$(33,076)	$2,132	$(82,209)	$(5,402)
Other comprehensive income (loss):
Foreign Currency Translation Adjustments	(37,806)	10,783	(15,630)	3,722
Total other comprehensive income (loss)	(37,806)	10,783	(15,630)	3,722
Comprehensive Income (Loss)	(70,882)	12,915	$(97,839)	$(1,680)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
(in thousands)	2018	2017
Cash Flows from Operating Activities:
Net income (loss)	$(82,209)	$(5,402)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	113,971	106,967
Deferred income tax provision (benefit)	(23,034)	(23,771)
Net loss on sales of property and equipment	860	320
Noncash compensation	5,985	7,710
Excluding the effects of acquisitions, increase (decrease) in cash from:
Accounts receivable	(12,161)	23,293
Inventory	(3,901)	13,494
Other operating assets	473	(10,855)
Currency translation effect on working capital, excluding cash	(2,771)	(5,961)
Current liabilities	3,941	(25,258)
Other operating liabilities	14,531	22,067
Total adjustments to net income	97,894	108,006
Net Cash Provided by Operating Activities	15,685	102,604
Cash Flows from Investing Activities:
Purchases of property and equipment	(53,530)	(41,300)
Business acquisitions, net of cash acquired	(68,398)	—
Proceeds from redemption of investments	33,405	—
Other investing activities	(10,025)	(1,014)
Distributions of capital from unconsolidated affiliates	2,372	1,424
Dispositions of property and equipment	1,403	630
Net Cash Used in Investing Activities	(94,773)	(40,260)
Cash Flows from Financing Activities:
Net proceeds from issuance of 6.000% Senior Notes, net of issuance costs	295,816	—
Repayment of term loan facility	(300,000)	—
Cash dividends	—	(29,479)
Other financing activities	(1,594)	(2,049)
Net Cash Used in Financing Activities	(5,778)	(31,528)
Effect of exchange rates on cash	(5,909)	1,330
Net Increase (Decrease) in Cash and Cash Equivalents	(90,775)	32,146
Cash and Cash Equivalents—Beginning of Period	430,316	450,193
Cash and Cash Equivalents—End of Period	$339,541	$482,339
The accompanying Notes are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    SUMMARY OF MAJOR ACCOUNTING POLICIES

Basis of Presentation. Oceaneering International, Inc. ("Oceaneering," "we" or "us") has prepared these unaudited consolidated financial statements pursuant to instructions for quarterly reports on Form 10-Q, which we are required to file with the U.S. Securities and Exchange Commission (the "SEC"). These financial statements do not include all information and footnotes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). These financial statements reflect all adjustments that we believe are necessary to present fairly our financial position as of June 30, 2018 and our results of operations and cash flows for the periods presented. Except as otherwise disclosed herein, all such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in our annual report on Form 10-K for the year ended December 31, 2017. The results for interim periods are not necessarily indicative of annual results.
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
Use of Estimates. The preparation of financial statements in conformity with U.S. GAAP requires that our management make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates.
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
We capitalize interest on assets where the construction period is anticipated to be more than three months. We capitalized $1.8 million and $1.2 million of interest in the three-month periods ended June 30, 2018 and 2017, respectively, and $3.4 million and $2.2 million of interest in the six-month periods ended June 30, 2018 and 2017, respectively. We do not allocate general administrative costs to capital projects.
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

Business Acquisitions. We account for business combinations using the acquisition method of accounting, and, in each case, we allocate the acquisition price to the assets acquired and liabilities assumed based on their fair market values as of the date of acquisition.

In March 2018, we acquired Ecosse Subsea Limited (“Ecosse”) for $68 million in cash. Headquartered in Aberdeen, Scotland, Ecosse builds and operates seabed preparation, route clearance and trenching tools for submarine cables and pipelines on an integrated basis that includes vessels, ROVs and survey services. We have accounted for this acquisition by allocating the purchase price to the assets acquired and liabilities assumed based on their estimated fair values as of the date of acquisition. This purchase price allocation is preliminary and is subject to change upon completion of our valuation procedures. We have included Ecosse’s operations in our consolidated financial statements starting from the date of closing and its operating results are reflected in our Subsea Projects segment.

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

Foreign Currency Translation. The functional currency for several of our foreign subsidiaries is the applicable local currency. Results of operations for foreign subsidiaries with functional currencies other than the U.S. dollar are translated into U.S. dollars using average exchange rates during the period. Assets and liabilities of these foreign subsidiaries are translated into U.S. dollars using the exchange rates in effect as of the balance sheet date, and the resulting translation adjustments are recognized, in accumulated other comprehensive income as a component of shareholders' equity. All foreign currency transaction gains and losses are recognized currently in the Consolidated Statements of Operations.

Revenue Recognition. On January 1, 2018, we adopted Accounting Standard Update ("ASU") 2014-09, "Revenue from Contracts with Customers," which implemented Accounting Standards Codification Topic 606 ("ASC 606"). We have used the modified retrospective method applied to those contracts which were not completed as of January 1, 2018, and have utilized the practical expedient to reflect the effect on contract modifications in the aggregate. The cumulative effect of applying ASC 606 has been recognized as an adjustment to retained earnings as of January 1, 2018. The comparative information with respect to prior periods has not been retrospectively restated and continues to be reported under the accounting standards in effect for those periods.

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

In accordance with the ASC 606 requirements, the impact of adoption on carryover contracts on our Consolidated Statement of Operations and Consolidated Balance Sheet was as follows:

Consolidated Statement of Operations

	Six Months Ended June 30, 2018
(in thousands)	As Reported Under ASC 606	Effect of Change	Balances Without Adoption of ASC 606
Revenue	$895,087	$(10,729)	$884,358
Cost of services and products	846,531	(764)	845,767
Provision (benefit) for income taxes	9,182	(1,970)	7,212
Net income (loss)	(82,209)	(7,995)	(90,204)

Consolidated Balance Sheet

	Jun 30, 2018
(in thousands)	As Reported Under ASC 606	Effect of Change	Balances Without Adoption of ASC 606
Assets
Accounts receivable	$335,858	$—	$335,858
Unbilled accounts receivable	—	144,579	144,579
Contract assets	168,464	(168,464)	—
Total accounts receivable	504,322	(23,885)	480,437
Inventory	185,926	19,814	205,740
Liabilities
Accrued liabilities	306,089	(164)	305,925
Contract liabilities	30,137	5,316	35,453
Total accrued liabilities	336,226	5,152	341,378
Other long-term liabilities	122,610	(1,768)	120,842
Equity
Retained earnings	2,334,666	(7,458)	2,327,208

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

We have formed a project team, which has completed its planning work and has an initial view of the work required relevant to the standard. This plan is expected to enable us to complete all of the required work to assess our position, create the necessary policy, procedures and controls and calculate the effect of applying ASU 2016-02 as of the date of initial application in line with the timeline and requirements of the ASU. We expect to be able to provide a qualitative assessment of the effects of the impacts of ASU 2016-02 on our existing contracts later this year.

In October 2016, the FASB issued ASU 2016-16, "Income Taxes (Topic 740) – Intra-Entity Transfers of Assets Other than Inventory." Previously, U.S. GAAP generally prohibited the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset was sold to an outside party. The amendments in this update eliminate the exception for an intra-entity transfer of an asset other than inventory. Two common examples of assets included within the scope of this update are intellectual property and property, plant and equipment. The exception for an intra-entity transfer of inventory will remain in place. The amendments in this update were effective for us beginning January 1, 2018. This ASU has not had a material effect on our consolidated financial statements.

In February 2018, the FASB issued ASU 2018-02, "Income Statement – Reporting Comprehensive Income (Topic 220) Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income." The amendments in this update allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the December 2017 enactment of U.S. tax reform legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act"). However, because the amendments only relate to the reclassification of the income tax effects of the Tax Act, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. The amendments in this update also require certain disclosures about stranded tax effects. The amendments in this update will become effective for us beginning January 1, 2019, and early adoption is permitted. We do not anticipate that this ASU will have a material effect on our consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07, "Compensation – Stock Compensation (Topic 718) Improvements to Nonemployee Share-Based Payment Accounting."  This ASU expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees.  The amendments in this ASU will become effective for us beginning January 1, 2019, and early adoption is permitted. We do not anticipate that this ASU will have a material effect on our consolidated financial statements.

2. Revenue

Revenue By Category

The following table presents Revenue disaggregated by business segment, geographical region, and timing of transfer of goods or services.

	Three Months Ended			Six Months Ended
(in thousands)	June 30, 2018	June 30, 2017	March 31, 2018	June 30, 2018	June 30, 2017
Business Segment:
Energy Services and Products
Remotely Operated Vehicles	$107,426	$103,432	$85,594	$193,020	$197,454
Subsea Products	121,704	174,893	126,688	248,392	325,532
Subsea Projects	78,036	75,545	56,860	134,896	138,501
Asset Integrity	67,422	58,192	61,288	128,710	110,850
Total Energy Services and Products	374,588	412,062	330,430	705,018	772,337
Advanced Technologies	104,086	102,974	85,983	190,069	188,875
Total	$478,674	$515,036	$416,413	$895,087	$961,212

Geographic Operating Areas:
Foreign:
Africa	$61,966	$74,759	$55,087	$117,053	$155,271
United Kingdom	50,999	74,714	45,319	96,318	141,460
Norway	51,827	44,753	39,042	90,869	74,553
Asia and Australia	43,448	51,281	38,946	82,394	97,148
Brazil	13,461	7,253	18,828	32,289	17,945
Other	14,811	16,744	19,639	34,450	31,348
Total Foreign	236,512	269,504	216,861	453,373	517,725
United States	242,162	245,532	199,552	441,714	443,487
Total	$478,674	$515,036	$416,413	$895,087	$961,212

June 30, 2018
Timing of Transfer of Goods or Services:
Revenue recognized over time	$811,702
Revenue recognized at a point in time	83,385
Total	$895,087

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

The following table provides information about contract assets, and contract liabilities from contracts with customers.

(in thousands)	Jun 30, 2018	Jan 1, 2018
Contract assets	$168,464	$171,956
Contract liabilities	30,137	37,590

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

During the six months ended June 30, 2018, Contract assets decreased by $3.5 million from its opening balance due to billings of $877 million, which exceeded accrued revenue of $874 million. Contract liabilities decreased $7.5 million from its opening balance, due to revenue recognition of $21.9 million (from the opening balance) less deferrals of milestone payments that totaled $14.4 million. There were no cancellations, impairments or other significant impacts in the period that relate to other categories of explanation.

Performance Obligations

As of June 30, 2018, the aggregate amount of the transaction price allocated to remaining performance obligations was $295 million. We expect to recognize revenue for the remaining performance obligations of $247 million over the next twelve months.

The aggregate amount of transaction price allocated to remaining performance obligations that were unsatisfied (or partially unsatisfied) as of June 30, 2018 are noted above. In arriving at this value, we have used two expedients available to us and are not disclosing amounts in relation to performance obligations: (1) that are part of contracts with an original expected duration of one year or less; or (2) on contracts where we recognize revenue in line with the billing.

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

Where appropriate, we have made estimates within the transaction price of elements of variable consideration within the contracts and constrained those amounts to a level where we consider that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. The amount of revenue recognized in the six months ended June 30, 2018, which was associated with performance obligations completed or partially completed in prior periods was not significant.

As of June 30, 2018, there was no outstanding liability balance for refunds or returns due to the nature of our contracts and the goods and services we provide. Our warranties are limited to assurance warranties that are of a standard length and are not considered to be a material right. The majority of our contracts consist of a single performance obligation. When there are multiple obligations, we look for observable evidence of stand-alone selling prices on which to base the allocation. This involves judgment as to the appropriateness of the observable evidence relating to the facts and circumstances of the contract. If we do not have observable evidence, we estimate stand-alone selling prices by taking a cost plus margin approach, using typical margins from the type of product or service, customer and regional geography involved.

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

Costs to fulfill a contract primarily consist of certain mobilization costs incurred to provide products or services to our customers. These costs are deferred and amortized over the period of contract performance. The closing balance of Costs to fulfill a contract as of June 30, 2018 was $14.3 million, with $1.2 million and $2.5 million of amortization for the three- and six-month periods ended June 30, 2018, respectively. No impairment costs were recognized.

3.    INVENTORY
The following is information regarding our inventory:

(in thousands)	Jun 30, 2018	Dec 31, 2017
Inventory, net:
Remotely operated vehicle parts and components	$104,134	$97,313
Other inventory, primarily raw materials	81,792	117,969
Total	$185,926	$215,282

4.    DEBT
Long-term Debt consisted of the following:

(in thousands)	Jun 30, 2018	Dec 31, 2017

4.650% Senior Notes due 2024	$500,000	$500,000
6.000% Senior Notes due 2028	300,000	—
Term Loan Facility	—	300,000
Fair value of interest rate swaps on $200 million of principal	(9,405)	(2,990)
Unamortized debt issuance costs	(8,367)	(4,698)
Revolving Credit Facility	—	—
Long-term Debt	$782,228	$792,312

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

We may redeem some or all of the 2024 Senior Notes and the 2028 Senior Notes (collectively, the "Senior Notes") at specified redemption prices. We used the net proceeds from the 2028 Senior Notes to repay our term loan indebtedness described further below.

In October 2014, we entered into a credit agreement (as amended, the "Credit Agreement") with a group of banks. The Credit Agreement provided for a $500 million five-year revolving credit facility (the "Revolving Credit Facility"). Subject to certain conditions, the aggregate commitments under the Revolving Credit Facility may be increased by up to $300 million at any time upon agreement between us and existing or additional lenders. Borrowings under the Revolving Credit Facility may be used for general corporate purposes. The Credit Agreement also provided for a $300 million term loan (the "Term Loan Facility"), which we repaid in full in February 2018, using net proceeds from the issuance of our 2028 Senior Notes referred to above, and cash on hand.

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

The Credit Agreement contains various covenants that we believe are customary for agreements of this nature, including, but not limited to, restrictions on our ability and the ability of each of our subsidiaries to incur debt, grant liens, make certain investments, make distributions, merge or consolidate, sell assets and enter into certain restrictive agreements. We are also subject to a maximum adjusted total Capitalization Ratio (as defined in the Credit Agreement) of 55%. The Credit Agreement includes customary events of default and associated remedies. As of June 30, 2018, we were in compliance with all the covenants set forth in the Credit Agreement.

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

We estimated the aggregate fair market value of the Senior Notes to be $783 million as of June 30, 2018, based on quoted prices. Since the market for the Senior Notes is not an active market, the fair value of the Senior Notes is classified within Level 2 in the fair value hierarchy under U.S. GAAP (inputs other than quoted prices in active markets for similar assets and liabilities that are observable or can be corroborated by observable market data for substantially the full terms for the assets or liabilities).

We have two interest rate swaps in place on a total of $200 million of the 2024 Senior Notes for the period to November 2024. The agreements swap the fixed interest rate of 4.650% on $100 million of the 2024 Senior Notes to the floating rate of one month LIBOR plus 2.426% and on another $100 million to one month LIBOR plus 2.823%. We estimate the combined fair value of the interest rate swaps to be a net liability of $9.4 million as of June 30, 2018, which is included on our balance sheet in our Other Long-term Liabilities. These values were arrived at based on a discounted cash flow model using Level 2 inputs.

Since the second quarter of 2015, the exchange rate for the Angolan kwanza relative to the U.S. dollar generally has been declining, although the exchange rate was relatively stable during 2017. As our functional currency in Angola is the U.S. dollar, we recorded foreign currency transaction losses related to the kwanza of $4.8 million and $12.4 million in the three- and six-month periods ended June 30, 2018, respectively, as a component of Other income (expense), net in our Consolidated Statements of Operations for those respective periods. Our foreign currency transaction gains or losses related primarily to the remeasurement of our Angolan kwanza cash balances to U.S. dollars. Conversion of cash balances from kwanza to U.S. dollars is controlled by the central bank in Angola, and the central bank has slowed this process since mid-2015, causing our kwanza cash balances to subsequently increase. As of June 30, 2018 and December 31, 2017, we had the equivalent of approximately $12 million and $27 million of kwanza cash balances, respectively, in Angola reflected on our balance sheet.
To mitigate our currency exposure risk in Angola, we have used kwanza to purchase equivalent Angolan central bank (Banco Nacional de Angola) bonds. The bonds are denominated as U.S. dollar equivalents, so that, upon payment of semi-annual interest and principal upon maturity, payment is made in kwanza, equivalent to the respective U.S. dollars at the then-current exchange rate. Our intention was to hold the bonds to maturity, and to reinvest funds from maturing bonds in similar long-term assets. We previously believed the chance of selling the bonds before maturity and repatriating cash out of Angola was remote. However, in the second quarter of 2018, $10 million of bonds matured which we reinvested in similar long-term assets. Additionally, we sold $23 million of bonds prior to their maturity date. As a result, we have changed our accounting for these bonds from held-to-maturity securities to available-for-sale securities, as we intend to sell the bonds if we are able to repatriate the proceeds. As of June 30, 2018, we have classified $31 million of bonds due to mature in the next twelve months as Other current assets and $15 million of bonds due to mature after twelve months as Other non-current assets on our Consolidated Balance Sheet, with $5 million maturing in 2020 and $10 million maturing in 2023. During the second quarter of 2018, we were able to repatriate $31 million of cash from Angola.

We estimated the fair market value of the Angolan bonds to be approximately $46 million as of June 30, 2018 using quoted prices. Since the market for the Angolan bonds is not an active market, the fair value of the Angolan bonds is classified within Level 2 in the fair value hierarchy under U.S. GAAP. As of June 30, 2018, we have not recorded the difference between the fair market value and carrying amount of the outstanding bonds through the Consolidated Statement of Comprehensive Income (Loss) due to the insignificance of the difference between the fair market value and the carrying amount of the bonds.

6.    EARNINGS (LOSS) PER SHARE, SHARE-BASED COMPENSATION AND SHARE REPURCHASE PLAN
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

During 2016, 2017 and through June 30, 2018, we granted restricted units of our common stock to certain of our key executives and employees. During 2016 through 2018, our Board of Directors granted restricted common stock to our nonemployee directors. The restricted units granted to our key executives and key employees generally vest in full on the third anniversary of the award date, conditional on continued employment. The restricted stock unit grants can vest pro rata over three years, provided the individual meets certain age and years-of-service requirements. The shares of restricted common stock we grant to our non-employee directors vest in full on the first anniversary of the award date, conditional upon continued service as a director. Each grantee of shares of restricted stock is deemed to be the record owner of those shares during the restriction period, with the right to vote and receive any dividends on those shares. The restricted stock units outstanding have no voting or dividend rights.
For each of the restricted stock units granted in 2016 through June 30, 2018, at the earlier of three years after grant or at termination of employment or service, the grantee will be issued one share of our common stock for each unit vested. As of June 30, 2018 and December 31, 2017, respective totals of 1,489,893 and 1,181,805 shares of restricted stock or restricted stock units were outstanding.
We estimate that share-based compensation cost not yet recognized related to shares of restricted stock or restricted stock units, based on their grant-date fair values, was $16 million as of June 30, 2018. This expense is being recognized on a staged-vesting basis over three years for awards attributable to individuals meeting certain age and years-of-service requirements, and on a straight-line basis over the applicable vesting period of one or three years for the other awards.
Share Repurchase Plan. In December 2014, our Board of Directors approved a plan to repurchase up to 10 million shares of our common stock. Under this plan, we had repurchased 2.0 million shares of our common stock for $100 million through December 31, 2017. We did not repurchase any shares under the plan during the six-month period ended June 30, 2018. We account for the shares we hold in treasury under the cost method, at average cost.

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
During the second quarter of 2018, the United States Internal Revenue Service issued Notice 2018-26, announcing its intent to issue regulations related to the application of the Section 965 one-time mandatory tax on applicable previously deferred earnings of foreign subsidiaries and potential anti-avoidance measures. Although the notice was not legally binding, we are currently reviewing whether future regulations contemplated by the notice could have any effect on the provisional amounts recorded as of December 31, 2017. Subsequently, on August 1, 2018, the United States Internal Revenue Service issued Proposed Regulations providing guidance regarding Section 965 of the Internal Revenue Code as amended by the Tax Act. We are currently reviewing the proposed regulations and will evaluate any impact on our estimated provisional tax during the third quarter of 2018.
During interim periods, we provide for income taxes based on our current estimated annual effective tax rate using assumptions as to (1) earnings and other factors that would affect the tax provision for the remainder of the year and (2) the operations of foreign branches and subsidiaries that are subject to local income and withholding taxes. In the six-month period ended June 30, 2018, we recognized additional tax expense of $3.6 million from discrete items, primarily related to $1.8 million of excess tax deficiencies on share-based compensation awards and $1.3 million of additional uncertain tax position.

The effective tax rate for the six months ended June 30, 2018 was different from the federal statutory rate of 21.0%, primarily due to the geographic mix of operating revenue and results that generated taxes in certain jurisdictions that exceeded the tax benefit from losses and credits in other jurisdictions, which could not be realized in the quarter due to valuation allowances being provided, and discrete items discussed above. Given the currently challenging operating environment, we continue to evaluate the realizability of recorded deferred tax assets. It is our intention to continue to indefinitely reinvest in certain of our international operations; therefore, we do not provide withholding taxes on the possible distribution of these earnings.  We do not believe the effective tax rate before discrete items is meaningful, as current conditions do not allow for relevant guidance in this regard. The effective tax rate for the six months ended June 30, 2017 was lower than the federal statutory rate of 35.0%, primarily due to our intention to indefinitely reinvest in certain of our international operations, partially offset by a discrete tax item associated with share-based compensation.  In 2017, we did not provide for U.S. taxes on the portion of our foreign earnings that we deemed indefinitely reinvested.
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
We account for any applicable interest and penalties on uncertain tax positions as a component of our provision for income taxes on our financial statements. Including associated foreign tax credits and penalties and interest, we have accrued a net total of $6.8 million in Other Long-term Liabilities on our balance sheet for unrecognized tax benefits as of June 30, 2018. All additions or reductions to those liabilities would affect our effective income tax rate in the periods of change.
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

	Three Months Ended			Six Months Ended
(in thousands)	Jun 30, 2018	Jun 30, 2017	Mar 31, 2018	Jun 30, 2018	Jun 30, 2017
Revenue
Energy Services and Products
Remotely Operated Vehicles	$107,426	$103,432	$85,594	$193,020	$197,454
Subsea Products	121,704	174,893	126,688	248,392	325,532
Subsea Projects	78,036	75,545	56,860	134,896	138,501
Asset Integrity	67,422	58,192	61,288	128,710	110,850
Total Energy Services and Products	374,588	412,062	330,430	705,018	772,337
Advanced Technologies	104,086	102,974	85,983	190,069	188,875
Total	$478,674	$515,036	$416,413	$895,087	$961,212
Income (Loss) from Operations
Energy Services and Products
Remotely Operated Vehicles	$4,542	$10,376	$(2,398)	$2,144	$16,301
Subsea Products	2,295	10,552	1,755	4,050	22,035
Subsea Projects	(10,358)	3,000	(2,359)	(12,717)	3,187
Asset Integrity	3,357	3,755	1,679	5,036	6,022
Total Energy Services and Products	(164)	27,683	(1,323)	(1,487)	47,545
Advanced Technologies	7,886	7,632	1,668	9,554	12,658
Unallocated Expenses	(27,359)	(25,925)	(27,494)	(54,853)	(50,963)
Total	$(19,637)	$9,390	$(27,149)	$(46,786)	$9,240
Depreciation and Amortization
Energy Services and Products
Remotely Operated Vehicles	$28,269	$29,036	$27,642	$55,911	$58,265
Subsea Products	14,914	12,785	14,025	28,939	25,784
Subsea Projects	13,053	7,781	8,313	21,366	15,861
Asset Integrity	1,836	1,780	1,848	3,684	3,240
Total Energy Services and Products	58,072	51,382	51,828	109,900	103,150
Advanced Technologies	737	784	766	1,503	1,581
Unallocated Expenses	1,034	1,138	1,534	2,568	2,236
Total	$59,843	$53,304	$54,128	$113,971	$106,967
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

Certain statements we make in this quarterly report on Form 10-Q are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements include, without limitation, statements regarding our expectations about:

•
third quarter and the full year of 2018 operating results and the contributions from our segments to those results (including the expected benefits from a recent business acquisition, anticipated revenue, operating income or loss, and utilization information), as well as the items below the operating income (loss) line;

•	our cash flows and earnings before interest, taxes and depreciation and amortization (EBITDA) in 2018;

•	future demand, business activity levels, industry conditions and contract awards during the second half of 2018;

•
our plans for future operations (including planned additions to and retirements from our remotely operated vehicle ("ROV") fleet, our intent regarding the new multiservice subsea support vessel scheduled for delivery at the end of 2018 and expected to be placed into service during the first quarter of 2019 and other capital expenditures);

•	our future dividends;

•	the adequacy of our liquidity, cash flows and capital resources;

•	our ability and intent to redeem Angolan bonds and repatriate cash;

•	shares to be repurchased under our share repurchase plan;

•	our estimated effective tax rate;

•	the implementation of new accounting standards and related policies, procedures and controls; and

•	seasonality.

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

Executive Overview

Our diluted earnings (loss) per share for the three- and six-month periods ended June 30, 2018 were $(0.34) and $(0.83), respectively, including the impacts of the write-offs of certain equipment and intangible assets associated with exiting the land survey business and equipment obsolescence, as well as foreign currency exchange losses, compared to $0.02 and $(0.06) for the corresponding period of the prior year.

Our second quarter of 2018 operating results, excluding the write-offs of certain equipment and intangible assets, met our expectations and reflected profit contributions from each of our operating segments, except our Subsea Projects segment.

For the third quarter of 2018, compared to the second quarter, we are expecting an improvement in our overall operating results, based primarily on Subsea Projects' return to profitability. We expect each of our other operating segment's results to be flat to slightly down. Unallocated Expenses are expected to continue to be in the upper-$20 million range.

During the second half of 2018 relative to the first half, we expect to generate an improvement in our consolidated operating results on increased revenue, with positive EBITDA contributions from each of our operating segments. We anticipate improvements to be led by Subsea Projects and Advanced Technologies, with higher results from ROV and similar results from Subsea Products and Asset Integrity.

For 2018, although we expect that the overall offshore markets will continue to be challenging, we are encouraged by the early signs of improving activity in the offshore energy markets and in our businesses as the industry rebounds. However, taking into account all of our segments, including Unallocated Expenses, through June 30, 2018 and our outlook for the remainder of 2018, we expect to incur an operating loss and a net loss for the full year of 2018.

Below the operating income (loss) line, we expect:

•	increased interest expense from higher overall interest rates, which affect our floating rate debt and our swaps to floating rates on $200 million of fixed-rate debt; and

•	a loss on our equity investment in Medusa Spar LLC, as volume continues to be low in current producing zones.

We are no longer providing guidance as to our 2018 annual effective tax rate before discrete items, as current conditions do not allow for relevant guidance in this regard.

During 2018, we expect positive EBITDA on a consolidated basis, as well as for each of our operating segments. Our liquidity and financial approach, focused on maintaining capital discipline and improving returns, provides optionality to broaden our service and product offerings, or deploy capital in our existing businesses.

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

Effective January 1, 2018, we adopted Accounting Standards Codification Topic 606, "Revenue from Contracts with Customers." See Notes 1 and 2 of Notes to Consolidated Financial Statements included in this report for further details, including our accounting policy for Revenue Recognition under this newly adopted accounting standard.

Liquidity and Capital Resources

As of June 30, 2018, we had working capital of $687 million, including $340 million of cash and cash equivalents. Additionally, Amendment No. 4 to the Credit Agreement (as defined below) provides for a $500 million revolving credit facility until October 25, 2021 and thereafter $450 million until January 25, 2023 with a group of banks. We consider our liquidity, cash flows and capital resources to be adequate to support our existing operations and capital commitments.

Our capital expenditures were $54 million during the first six months of 2018, excluding the $68 million purchase price for the acquisition of Ecosse Subsea Limited ("Ecosse"), as compared to $41 million in the first six months of 2017. We acquired Ecosse in March 2018, reflecting our commitment to expand our service line capabilities, grow our market position within the offshore renewable energy market, and provide our customers with proven tools to optimize installation projects. Ecosse builds and operates seabed preparation, route clearance and trenching tools for submarine cables and pipelines on an integrated basis that includes vessels, ROVs and survey services.

We currently estimate our capital expenditures for 2018, excluding business acquisitions, will be in the range of $100 million to $140 million, including $60 million to $90 million of growth capital expenditures. We expect to spend $20 million in our Subsea Projects segment to complete the new-build multiservice subsea support vessel Ocean Evolution, scheduled for delivery at the end of 2018 and expected to be placed into service during the first quarter of 2019.

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

In Angola, the Ocean Intervention III is expected to end its work scope for our customer on July 31, 2018, following our customer’s commitment to exercise two one-month optional extension periods provided for under the field support vessel services contract.  At the conclusion of the vessel work, the vessel will be returned to the owner. Pursuant to our field support services contract, we will continue to supply project management and engineering services to the customer through January 2019.

As of June 30, 2018, we had long-term debt in the principal amount of $800 million outstanding and $500 million available under our revolving credit facility provided under the Credit Agreement. None of our outstanding debt is scheduled to mature before November 2024.

In October 2014, we entered into a credit agreement (as amended, the "Credit Agreement") with a group of banks. The Credit Agreement provided for a $500 million five-year revolving credit facility (the "Revolving Credit Facility"). Subject to certain conditions, the aggregate commitments under the Revolving Credit Facility may be increased by up to $300 million at any time upon agreement between us and existing or additional lenders. Borrowings under the Revolving Credit Facility may be used for general corporate purposes. The Credit Agreement also provided for a $300 million term loan, which we repaid in full in February 2018, using net proceeds from the issuance of our 6.000% Senior Notes due 2028 (the "2028 Senior Notes") described further below, and cash on hand.

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

The Credit Agreement contains various covenants that we believe are customary for agreements of this nature, including, but not limited to, restrictions on our ability and the ability of each of our subsidiaries to incur debt, grant liens, make certain investments, make distributions, merge or consolidate, sell assets and enter into certain restrictive agreements. We are also subject to a maximum adjusted total Capitalization Ratio (as defined in the Credit Agreement) of 55%. The Credit Agreement includes customary events of default and associated remedies. As of June 30, 2018, we were in compliance with all the covenants set forth in the Credit Agreement.

In November 2014, we completed the public offering of $500 million aggregate principal amount of 4.650% due 2024 (the "2024 Senior Notes"). We pay interest on the 2024 Senior Notes on May 15 and November 15 of each year. The 2024 Senior Notes are scheduled to mature on November 15, 2024.

In February 2018, we completed the public offering of the 2028 Senior Notes. We pay interest on the 2028 Senior Notes on February 1 and August 1 of each year, beginning on August 1, 2018. The 2028 Senior Notes are scheduled to mature on February 1, 2028. We may redeem some or all of the 2024 Senior Notes and 2028 Senior Notes at specified redemption prices.

Our principal source of cash from operating activities is our net income (loss), adjusted for the non-cash effects of, among other things, depreciation and amortization, deferred income taxes and noncash compensation under our share-based compensation plans. Our $16 million and $103 million of cash provided from operating activities in the six-month periods ended June 30, 2018 and 2017, respectively, were principally affected by operating results and cash increases (decreases) of:

•	$(12) million and $23 million, respectively, from changes in accounts receivable; and

•	$4 million and $(25) million, respectively, from changes in current liabilities.

The decrease in cash related to accounts receivable in the six months ended June 30, 2018, reflected higher business levels in June 2018 as compared to December of 2017.  Conversely, we had an increase in cash related to accounts receivable in the six months ended June 30, 2017, as we had lower revenue in the quarter ended June 30, 2017 as compared to the fourth quarter of 2016, so, combined with our cash collections, our overall accounts receivable balances decreased. The 2017 decrease in cash related to changes in current liabilities reflected generally lower business levels.

In the six months ended June 30, 2018, we used $95 million of cash in investing activities, mainly related to capital expenditures of $54 million and the Ecosse acquisition of $68 million. Additionally, we had proceeds of $33 million from Angola bonds, resulting from a maturity and redemptions, partially offset by a purchase of $10 million of Angola bonds. We also used $6 million in financing activities, mainly as a result of the repayment of the Term Loan Facility of $300 million, substantially offset by the net proceeds from the issuance of the 2028 Senior Notes, net of issuance costs, of $296 million. In the six months ended June 30, 2017, we used $40 million of cash in investing activities, primarily related to capital expenditures of $41 million. We also used $32 million in financing activities, primarily for the payment of cash dividends of $29 million.

We have not guaranteed any debt not reflected on our consolidated balance sheet as of June 30, 2018, and we do not have any off-balance sheet arrangements, as defined by SEC rules.

In December 2014, our Board of Directors approved a plan to repurchase up to 10 million shares of our common stock. In 2015, we repurchased 2.0 million shares of our common stock for $100 million under this plan. We did not repurchase any shares during 2016 through June 30, 2018. We account for the shares we hold in treasury under the cost method, at average cost. The timing and amount of any future repurchases will be determined by our management. We expect that any additional shares repurchased under the plan will be held as treasury stock for possible future use. The plan does not obligate us to repurchase any particular number of shares.
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

Consolidated revenue and profitability information is as follows:

	Three Months Ended			Six Months Ended
(dollars in thousands)	Jun 30, 2018	Jun 30, 2017	Mar 31, 2018	Jun 30, 2018	Jun 30, 2017
Revenue	$478,674	$515,036	$416,413	$895,087	$961,212
Gross Margin	29,728	53,571	18,828	48,556	98,426
Gross Margin %	6%	10%	5%	5%	10%
Operating Income (Loss)	(19,637)	9,390	(27,149)	(46,786)	9,240
Operating Income %	(4)%	2%	(7)%	(5)%	1%

For 2018, although we expect that overall the offshore markets will continue to be challenging, we are encouraged by the early signs of improving activity in those markets and in our businesses, as the industry rebounds. However, taking into account all of our segments, including Unallocated Expenses, through June 30, 2018 and our outlook for the remainder of 2018, we expect to incur an operating loss and a net loss for the full year of 2018.

Seasonality

In our Subsea Projects segment, we generate a material amount of our consolidated revenue from contracts for services in the U.S. Gulf of Mexico, which has historically been more active from April through October, as compared to the rest of the year. The European operations of our Asset Integrity segment have historically been more active in the second and third quarters. However, the reduced customer spending levels in the current commodity price environment have substantially obscured this seasonality since mid-2014. Revenue in our ROV segment is generally subject to seasonal variations in demand, with our first quarter typically being the lower quarter of the year. The level of our ROV seasonality primarily depends on the number of ROVs we have engaged in vessel-based subsea infrastructure inspection, maintenance and repair and installation, which is more seasonal than drilling support. Periods since mid-2014 reflect an exception, as there has been a general decline in offshore activity, which caused a decrease in our ROV days on hire and utilization. Revenue in our Subsea Products and Advanced Technologies segments generally has not been seasonal.

Energy Services and Products

The primary focus of our Energy Services and Products business over the last several years has been toward increasing our asset base and capabilities for providing services and products for offshore energy operations and subsea completions. In recent years, we have focused on increasing our service and product offerings toward our energy customers' operating expenditures and the offshore renewable energy market.

The following table sets forth the Revenue, Margin and Operating Income (Loss) for our Energy Services and Products business segments for the periods indicated. In the ROV section of the table that follows, "Days available" includes all days from the first day that an ROV is placed into service until the ROV is retired. All days during this period are considered available days, including periods when an ROV is undergoing maintenance or repairs. Our ROVs do not have scheduled maintenance or repair that requires significant time when the ROVs are not available for utilization.

	Three Months Ended			Six Months Ended
(dollars in thousands)	Jun 30, 2018	Jun 30, 2017	Mar 31, 2018	Jun 30, 2018	Jun 30, 2017
Remotely Operated Vehicles
Revenue	$107,426	$103,432	$85,594	$193,020	$197,454
Gross Margin	12,176	16,659	4,955	17,131	29,681
Operating Income (Loss)	4,542	10,376	(2,398)	2,144	16,301
Operating Income (Loss) %	4%	10%	(3)%	1%	8%
Days available	25,386	25,300	25,138	50,524	50,519
Days utilized	13,654	12,267	11,034	24,688	23,755
Utilization	54%	48%	44%	49%	47%

Subsea Products
Revenue	121,704	174,893	126,688	248,392	325,532
Gross Margin	16,075	22,762	15,005	31,080	47,753
Operating Income	2,295	10,552	1,755	4,050	22,035
Operating Income %	2%	6%	1%	2%	7%
Backlog at end of period	245,000	328,000	240,000	245,000	328,000

Subsea Projects
Revenue	78,036	75,545	56,860	134,896	138,501
Gross Margin	(5,145)	6,462	1,117	(4,028)	10,486
Operating Income (Loss)	(10,358)	3,000	(2,359)	(12,717)	3,187
Operating Income (Loss) %	(13)%	4%	(4)%	(9)%	2%

Asset Integrity
Revenue	67,422	58,192	61,288	128,710	110,850
Gross Margin	9,461	10,004	8,018	17,479	18,385
Operating Income	3,357	3,755	1,679	5,036	6,022
Operating Income %	5%	6%	3%	4%	5%

Total Energy Services and Products
Revenue	$374,588	$412,062	$330,430	$705,018	$772,337
Gross Margin	32,567	55,887	29,095	61,662	106,305
Operating Income (Loss)	(164)	27,683	(1,323)	(1,487)	47,545
Operating Income (Loss) %	—%	7%	—%	—%	6%

In general, our energy related business focuses on supplying services and products to the offshore energy market. During the downturn in oil prices since mid-2014, we have experienced lower activity levels and reduced pricing. In 2018, with oil prices stabilizing and activity in some areas improving, a foundation for a turnaround in the offshore energy industry appears to be building.

We believe we are the world's largest provider of ROV services, and this business segment historically, but not currently, has been the largest contributor to our Energy Services and Products business operating income. Our ROV segment revenue reflects the utilization percentages, fleet sizes and average pricing of the respective periods. Our ROV operating margins have declined as depreciation has become a higher percentage of revenue as we have experienced lower utilization and pricing in recent years. In the full year of 2015, 2016 and 2017, ROV depreciation and amortization was 18%, 27% and 29% of ROV revenue, respectively; and in the six-month period ended June 30, 2018, it was 29% of ROV revenue.

During the second quarter of 2018, ROV operating income increased compared to the immediately preceding quarter, mainly due to higher seasonal activity for vessel-based services and an increase in the number of working floating rigs for which we provide drill support services. Revenue grew 26% on a 24% increase in days on hire sequentially during the second quarter of 2018, as our fleet utilization improved to 54% from 44%, mostly attributable to increased international activity. Our average revenue per day on hire was essentially flat compared to the immediately preceding quarter. We added four new ROVs to our fleet during the six months ended June 30, 2018 and retired four, resulting in a total of 279 ROVs in our fleet size as of June 30, 2018 .

Our ROV operating income decreased in the three- and six-month periods ended June 30, 2018 compared to the corresponding periods of the prior year, mainly due to lower average revenue per day on hire in 2018, as a result of a shift in geographic mix and market conditions, and higher average daily costs associated with reactivating and mobilizing ROVs, partially offset by an increase in utilization.

We expect our third quarter 2018 ROV operating results to be similar to that of the second quarter results. For the full year 2018, we continue to project increased days on hire, as we maintain or slightly shift our 2018 fleet mix towards drill-support utilization.

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

	Three Months Ended			Six Months Ended
	Jun 30, 2018	Jun 30, 2017	Mar 31, 2018	Jun 30, 2018	Jun 30, 2017
Manufactured products	50%	70%	59%	55%	71%

Service and rental	50%	30%	41%	45%	29%

Subsea Products operating income in the second quarter of 2018 increased slightly compared to that of the immediately preceding quarter, largely attributable to an increase in demand for our service and rental business and the timing of awards, partially offset by reduced throughput in our manufactured products and the write-offs of certain equipment. Our Subsea Products operating income decreased in the three- and six-month periods ended June 30, 2018 compared to the corresponding periods of the prior year, mainly due to lower demand in manufactured products and the write-offs of certain equipment, partially offset by an improvement in execution.

Our Subsea Products backlog was $245 million as of June 30, 2018, compared to $276 million as of December 31, 2017. The backlog decline was largely attributable to manufactured products' umbilical order intake. We expect Subsea Products operating results to decline slightly in the third quarter of 2018 compared to the second quarter. During the second half of 2018, we anticipate Subsea Products operating results to be similar to the first half of 2018. We expect increased manufacturing activity levels on the execution of lower margin projects. We anticipate operating margins to be in the low-single digit range until we see an increase in the Subsea Products' backlog and pricing. We still expect an increase in contract awards during the second half of 2018, which should result in a Subsea Products book-to-bill ratio exceeding 1.0 for the full year.

Our Subsea Projects operating results decreased in the three-month period ended June 30, 2018 compared to the immediately preceding quarter, driven by lower-than-anticipated margins on certain projects, timing of projects moving into the second half of the year, and a continued competitive price environment for diving and deepwater vessel services in the U.S. Gulf of Mexico. Additionally, the decrease related to second quarter 2018 write-offs of certain equipment and intangible assets associated with exiting the land survey business and equipment obsolescence.

Our Subsea Projects operating results declined in the three- and six-month periods ended June 30, 2018 compared to the corresponding periods of the prior year, due to lower pricing, lower vessel demand as a result of the completion of the Island Pride vessel working offshore India in the fourth quarter of 2017, reduced diving work in Angola, and the write-offs of equipment and intangible assets in the second quarter of 2018. In the third quarter of 2018, we expect Subsea Projects operating results to return to profitability compared to the second quarter, mainly driven by an increase in utilization in the U.S. Gulf of Mexico deepwater vessel and diving services, the anticipated contribution from the Ecosse acquisition and the absence of the second quarter 2018 write-offs of certain equipment and intangible assets, partially offset by lower projected vessel related activity in Angola. For the full year of 2018 compared to 2017, we expect lower Subsea Projects operating results due to decreased vessel demand as a result of the completion of the Island Pride vessel working offshore India in the fourth quarter of 2017, reduced diving work in Angola and the second quarter 2018 write-offs of certain equipment and intangible assets.

Asset Integrity's operating income in the three-month period ended June 30, 2018 compared to the immediately preceding quarter improved on higher revenue, due to the traditional seasonal increase in the demand for inspection services. For the three- and six-month periods ended June 30, 2018, compared to the corresponding periods of the prior year, Asset Integrity's operating income did not change significantly. For the third quarter of 2018, we expect Asset Integrity's operating income to be flat to slightly down compared to the second quarter. For the full year of 2018, we project Asset Integrity operating results to be relatively flat compared to 2017.

Advanced Technologies

Revenue, Margin and Operating Income information was as follows:

	Three Months Ended			Six Months Ended
(dollars in thousands)	Jun 30, 2018	Jun 30, 2017	Mar 31, 2018	Jun 30, 2018	Jun 30, 2017
Revenue	$104,086	$102,974	$85,983	190,069	188,875
Gross Margin	$13,999	$14,133	$7,822	$21,821	$24,205
Operating Income	7,886	7,632	1,668	9,554	12,658
Operating Income %	8%	7%	2%	5%	7%

Advanced Technologies operating income in the second quarter of 2018 was higher than that of the immediately preceding quarter, predominantly due to increased government-related work and modestly improved results in the commercial business. Operating income for the three-month period ended June 30, 2018 was flat compared to the corresponding period of the prior year. The operating income for the six-month period ended June 30, 2018 was lower than that of the corresponding period of the prior year, due to execution issues in our Automated Guided Vehicles ("AGV") business, partially offset by increased activity in the theme park business. We expect our Advanced Technologies operating income in the third quarter of 2018 to be flat compared to the second quarter. For the full year of 2018, we continue to anticipate Advanced Technologies operating income to be higher due to increased activity from backlog in our commercial theme park business and improved results within our AGV business.

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

The following table sets forth our Unallocated Expenses for the periods indicated.

	Three Months Ended			Six Months Ended
(dollars in thousands)	Jun 30, 2018	Jun 30, 2017	Mar 31, 2018	Jun 30, 2018	Jun 30, 2017
Gross margin	$16,838	$16,449	$18,089	34,927	32,084
Operating income	27,359	25,925	27,494	54,853	50,963
Operating income % of revenue	6%	5%	7%	6%	5%

Our Unallocated Expenses for the three-month period ended June 30, 2018 were relatively flat compared to the corresponding period of the prior year and the immediately preceding quarter. Our Unallocated Expenses for the six-month period ended June 30, 2018 increased compared to the corresponding period of the prior year, primarily due to higher Information Technology-related corporate expenses. For the remainder of 2018, we expect our quarterly Unallocated Expenses to be in the upper-$20 million range.

Other

The following table sets forth our significant financial statement items below the Income (Loss) from Operations line.

	Three Months Ended			Six Months Ended
(in thousands)	Jun 30, 2018	Jun 30, 2017	Mar 31, 2018	Jun 30, 2018	Jun 30, 2017
Interest income	$2,950	$2,045	$2,592	5,542	3,382
Interest expense, net of amounts capitalized	(8,802)	(7,599)	(9,371)	(18,173)	(13,867)
Equity in income (losses) of unconsolidated affiliates	(737)	(394)	(843)	(1,580)	(1,374)
Other income (expense), net	(3,556)	(58)	(8,474)	(12,030)	(2,614)
Provision (benefit) for income taxes	3,294	1,252	5,888	9,182	169

In addition to interest on borrowings, interest expense includes amortization of loan costs, fees for lender commitments under our revolving credit agreement and fees for standby letters of credit and bank guarantees that banks issue on our behalf for performance bonds, bid bonds and self-insurance requirements.

Foreign currency transaction gains and losses are the principal component of Other income (expense), net. In the three- and six-month periods ended June 30, 2018, we incurred foreign currency transaction losses of $3.4 million and $11.7 million, respectively. The currency losses in 2018 primarily related to the Angolan kwanza and its declining exchange rate relative to the U.S. dollar, and related primarily to our cash balances in Angola. Conversion of cash balances from Angolan kwanza to U.S. dollars is controlled by the central bank in Angola, and the central bank slowed this process starting in mid-2015, causing our cash balances in kwanza to increase. However, during the three months ended June 30, 2018, we were able to repatriate $31 million of cash out of Angola.

The provisions for income taxes were related to our current estimated annual effective tax rate using assumptions as to (1) earnings and other factors that would affect the tax provision for the remainder of the year and (2) the operations of foreign branches and subsidiaries that are subject to local income and withholding taxes. Factors that could affect our estimated tax rate include our profitability levels in general and the geographic mix in the sources of our results. The effective tax rate for the six months ended June 30, 2018 was different than the federal statutory rate of 21% primarily due to the geographic mix of operating revenue and results that generated taxes in certain jurisdictions that exceeded the tax benefit from losses and credits in other jurisdictions, which could not be realized in the quarter due to valuation allowances being provided, and discrete items primarily related to the accounting for share-based compensation and uncertain tax positions. Given the currently challenging operating environment, we continue to evaluate the realizability of recorded deferred tax assets. It is our intention to continue to indefinitely reinvest in certain of our international operations, therefore, we do not provide withholding taxes on the possible distribution of these earnings. We do not believe the effective tax rate before discrete items is meaningful, as current conditions do not allow for relevant guidance in this regard. The effective tax rate for the six months ended June 30, 2017 was lower than the statutory rate of 35%, primarily due to our intention to indefinitely reinvest in certain of our international operations and discrete items related to the accounting for share-based compensation. In 2017, we did not provide for U.S. taxes on the portion of our foreign earnings that we deemed indefinitely reinvested.

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
Because we operate in various oil and gas exploration and production regions in the world, we conduct a portion of our business in currencies other than the U.S. dollar. The functional currency for several of our international operations is the applicable local currency. A stronger U.S. dollar against the U.K. pound sterling, the Norwegian kroner and the Brazilian real may result in lower operating income. We manage our exposure to changes in foreign exchange rates principally through arranging compensation in U.S. dollars or freely convertible currency and, to the extent possible, by limiting compensation received in other currencies to amounts necessary to meet obligations denominated in those currencies. We use the exchange rates in effect as of the balance sheet date to translate assets and liabilities as to which the functional currency is the local currency, resulting in translation adjustments that we reflect as accumulated other comprehensive income or loss in the equity section of our Consolidated Balance Sheets. We recorded net adjustments to our equity accounts of $(15.6) million and $3.7 million in the six-month periods ended June 30, 2018 and 2017, respectively. Negative adjustments reflect the net impact of the strengthening of the U.S. dollar against various foreign currencies for locations where the functional currency is not the U.S. dollar. Conversely, positive adjustments reflect the effect of a weakening U.S. dollar.

We recorded foreign currency transaction losses of $3.4 million and $11.7 million in the three- and six-month periods ended June 30, 2018, respectively. Those losses are included in Other income (expense), net in our Consolidated Statements of Operations in those respective periods. Since the second quarter of 2015, the exchange rate for the Angolan kwanza relative to the U.S. dollar generally has been declining, although the exchange rate was relatively stable during 2017. As our functional currency in Angola is the U.S. dollar, we recorded foreign currency transaction losses related to the kwanza of $4.8 million and $12.4 million in the three- and six-month periods ended June 30, 2018, as a component of Other income (expense), net in our Consolidated Statements of Operations for those respective periods. Our foreign currency transaction losses related primarily to the remeasurement of our Angolan kwanza cash balances to U.S. dollars. Conversion of cash balances from kwanza to U.S. dollars is controlled by the central bank in Angola, and the central bank has slowed this process since mid-2015, causing our kwanza cash balances to subsequently increase. As of June 30, 2018 and December 31, 2017, we had the equivalent of approximately $12 million and $27 million of kwanza cash balances in Angola, respectively, reflected on our balance sheet. Since December 31, 2017, Angola has devalued its currency by almost 50%. We will incur further foreign currency exchange losses in Angola if further currency devaluations occur.

To mitigate our currency exposure risk in Angola, we have used kwanza to purchase equivalent Angolan central bank (Banco Nacional de Angola) bonds. The bonds are denominated as U.S. dollar equivalents, so that, upon payment of semi-annual interest and principal upon maturity, payment is made in kwanza, equivalent to the respective U.S. dollars at the then-current exchange rate. Our intention was to hold the bonds to maturity, and to reinvest funds from maturing bonds in similar long-term assets. We previously believed the chance of selling the bonds before maturity and repatriating cash out of Angola was remote. However, in the second quarter of 2018, $10 million of bonds matured which we reinvested in similar long-term assets. Additionally, we sold $23 million of bonds prior to their maturity date. As a result, we have changed our accounting for these bonds from held-to-maturity securities to available-for-sale securities, as we intend to sell the bonds if we are able to repatriate the proceeds. As of June 30, 2018, we have classified $31 million of bonds due to mature in the next twelve months as Other current assets and $15 million of bonds due to mature after twelve months as Other non-current assets on our Consolidated Balance Sheet, with $5 million maturing in 2020 and $10 million maturing in 2023. During the second quarter of 2018, we were able to repatriate $31 million of cash from Angola.

We estimated the fair market value of the Angolan bonds to be approximately $46 million as of June 30, 2018 using quoted prices. Since the market for the Angolan bonds is not an active market, the fair value of the Angolan bonds is classified within Level 2 in the fair value hierarchy under U.S. GAAP. As of June 30, 2018, we have not recorded the difference between the fair market value and carrying amount through the Consolidated Statement of Comprehensive Income (Loss) due to the insignificance of the difference between the fair market value and the carrying amount of the bonds.

Item 4.        Controls and Procedures.

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2018 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There has been no change in our internal control over financial reporting that occurred during the three months ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

August 1, 2018	/S/ RODERICK A. LARSON
Date	Roderick A. Larson
President and Chief Executive Officer
(Principal Executive Officer)

August 1, 2018	/S/ ALAN R. CURTIS
Date	Alan R. Curtis
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

August 1, 2018	/S/ W. CARDON GERNER
Date	W. Cardon Gerner
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)