Form 10-Q
period 2018-09-30
OCEANEERING INTERNATIONAL INC
filed 2018-11-01
CIK 73756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☑ Yes   ☐  No
Indicate by check mark whether the registrant has submitted every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☑  Yes   ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
☐ Yes    ☑ No
Number of shares of Common Stock outstanding as of October 26, 2018: 98,532,769

Oceaneering International, Inc.
Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	Sep 30, 2018	Dec 31, 2017
(in thousands, except share data)
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$367,150	$430,316
Accounts receivable, net of allowances for doubtful accounts of $6,430 and $6,217	579,205	476,903
Inventory, net	189,119	215,282
Other current assets	54,362	64,901
Total Current Assets	1,189,836	1,187,402
Property and Equipment, at cost	2,831,728	2,815,579
Less accumulated depreciation	1,838,214	1,751,375
Net Property and Equipment	993,514	1,064,204
Other Assets:
Goodwill	500,164	455,599
Other non-current assets	240,185	316,745
Total Other Assets	740,349	772,344
Total Assets	$2,923,699	$3,023,950
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$111,756	$85,539
Accrued liabilities	364,558	350,258
Total Current Liabilities	476,314	435,797
Long-term Debt	782,190	792,312
Other Long-term Liabilities	163,722	131,323
Commitments and Contingencies
Equity:
Common Stock, par value $0.25 per share; 360,000,000 shares authorized; 110,834,088 shares issued	27,709	27,709
Additional paid-in capital	217,613	225,125
Treasury stock; 12,301,319 and 12,554,714 shares, at cost	(704,436)	(718,946)
Retained earnings	2,268,687	2,417,412
Accumulated other comprehensive loss	(313,454)	(292,136)
Oceaneering Shareholders' Equity	1,496,119	1,659,164
Noncontrolling interest	5,354	5,354
Total Equity	1,501,473	1,664,518
Total Liabilities and Equity	$2,923,699	$3,023,950
The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended Sep 30,		Nine Months Ended Sep 30,
(in thousands, except per share data)	2018	2017	2018	2017
Revenue	$519,300	$476,120	$1,414,387	$1,437,332
Cost of services and products	471,665	421,235	1,318,196	1,284,021
Gross Margin	47,635	54,885	96,191	153,311
Selling, general and administrative expense	49,187	44,354	144,529	133,540
Income (Loss) from Operations	(1,552)	10,531	(48,338)	19,771
Interest income	2,645	1,997	8,187	5,379
Interest expense, net of amounts capitalized	(9,885)	(8,650)	(28,058)	(22,517)
Equity in income (losses) of unconsolidated affiliates	(1,684)	(424)	(3,264)	(1,798)
Other income (expense), net	5,632	(1,287)	(6,398)	(3,901)
Income (Loss) Before Income Taxes	(4,844)	2,167	(77,871)	(3,066)
Provision (benefit) for income taxes	61,135	3,935	70,317	4,104
Net Income (Loss)	$(65,979)	(1,768)	$(148,188)	$(7,170)

Weighted average shares outstanding
Basic	98,533	98,270	98,483	98,224
Diluted	98,533	98,270	98,483	98,224
Earnings (loss) per share
Basic	$(0.67)	$(0.02)	$(1.50)	$(0.07)
Diluted	$(0.67)	$(0.02)	$(1.50)	$(0.07)
Cash dividends declared per share	$—	$0.15	$—	$0.45
The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three Months Ended Sep 30,		Nine Months Ended Sep 30,
(in thousands)	2018	2017	2018	2017
Net Income (Loss)	$(65,979)	$(1,768)	$(148,188)	$(7,170)
Other comprehensive income (loss):
Foreign Currency Translation Adjustments	(5,688)	16,547	(21,318)	20,269
Total other comprehensive income (loss)	(5,688)	16,547	(21,318)	20,269
Comprehensive Income (Loss)	(71,667)	14,779	$(169,506)	$13,099

The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended Sep 30,
(in thousands)	2018	2017
Cash Flows from Operating Activities:
Net income (loss)	$(148,188)	$(7,170)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	164,674	160,480
Deferred income tax provision (benefit)	27,021	(25,065)
Net loss (gain) on sales of property and equipment and cost method investment	(8,513)	429
Noncash compensation	8,562	10,854
Excluding the effects of acquisitions, increase (decrease) in cash from:
Accounts receivable	(85,278)	25,501
Inventory	(7,094)	35,000
Other operating assets	6,377	(20,162)
Currency translation effect on working capital, excluding cash	2,495	253
Current liabilities	60,998	(56,148)
Other operating liabilities	14,602	20,042
Total adjustments to net income	183,844	151,184
Net Cash Provided by Operating Activities	35,656	144,014
Cash Flows from Investing Activities:
Purchases of property and equipment	(83,919)	(59,900)
Business acquisitions, net of cash acquired	(68,398)	(11,278)
Proceeds from redemption of investments in Angola bonds	62,021	—
Purchase of Angola bonds	(10,417)	(10,777)
Distributions of capital from unconsolidated affiliates	2,372	2,556
Proceeds from sale of property and equipment and cost method investment	15,897	635
Net Cash Used in Investing Activities	(82,444)	(78,764)
Cash Flows from Financing Activities:
Net proceeds from issuance of 6.000% Senior Notes, net of issuance costs	295,816	—
Repayment of term loan facility	(300,000)	—
Cash dividends	—	(44,220)
Other financing activities	(1,565)	(1,772)
Net Cash Used in Financing Activities	(5,749)	(45,992)
Effect of exchange rates on cash	(10,629)	2,930
Net Increase (Decrease) in Cash and Cash Equivalents	(63,166)	22,188
Cash and Cash Equivalents—Beginning of Period	430,316	450,193
Cash and Cash Equivalents—End of Period	$367,150	$472,381
The accompanying Notes are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    SUMMARY OF MAJOR ACCOUNTING POLICIES

Basis of Presentation. Oceaneering International, Inc. ("Oceaneering," "we" or "us") has prepared these unaudited consolidated financial statements pursuant to instructions for quarterly reports on Form 10-Q, which we are required to file with the U.S. Securities and Exchange Commission (the "SEC"). These financial statements do not include all information and footnotes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). These financial statements reflect all adjustments that we believe are necessary to present fairly our financial position as of September 30, 2018 and our results of operations and cash flows for the periods presented. Except as otherwise disclosed herein, all such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in our annual report on Form 10-K for the year ended December 31, 2017. The results for interim periods are not necessarily indicative of annual results.
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
We capitalize interest on assets where the construction period is anticipated to be more than three months. We capitalized $1.9 million and $1.1 million of interest in the three-month periods ended September 30, 2018 and 2017, respectively, and $5.3 million and $3.3 million of interest in the nine-month periods ended September 30, 2018 and 2017, respectively. We do not allocate general administrative costs to capital projects.
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

In March 2018, we acquired Ecosse Subsea Limited (“Ecosse”) for $68 million in cash. Headquartered in Aberdeen, Scotland, Ecosse builds and operates tools for seabed preparation, route clearance and trenching for the installation of submarine cables and pipelines. These services are offered on an integrated basis that includes vessels, ROVs and survey services. We have accounted for this acquisition by allocating the purchase price to the assets acquired and liabilities assumed based on their estimated fair values as of the date of acquisition. This purchase price allocation is preliminary and is subject to change upon completion of our valuation procedures. We have included Ecosse’s operations in our consolidated financial statements starting from the date of closing and its operating results are reflected in our Subsea Projects segment.

Dispositions. In September 2018, we consummated the sale of our cost method investment in ASV Global, LLC for $15.1 million. The total consideration is subject to final working capital adjustments and customary holdbacks. The sale resulted in a pre-tax gain of $9.3 million, which is reflected in Other income (expense), net in our Consolidated Statement of Operations for the three- and nine-month periods ended September 30, 2018

Goodwill. Annually, we are required to evaluate our goodwill by performing a qualitative or quantitative impairment test. Under the qualitative approach and after assessing the totality of events or circumstances, we determine that it is more likely than not the fair value of a reporting unit is less than its carrying amount, we are required to perform the quantitative analysis to determine the fair value. We tested the goodwill attributable to each of our reporting units for impairment as of December 31, 2017 and concluded that there was no impairment.

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

In accordance with the ASC 606 requirements, the impact of adoption on carryover contracts on our Consolidated Statement of Operations and Consolidated Balance Sheet was as follows:

Consolidated Statement of Operations

	Nine Months Ended Sep 30, 2018
(in thousands)	As Reported Under ASC 606	Effect of Change	Balances Without Adoption of ASC 606
Revenue	$1,414,387	$12,552	$1,426,939
Cost of services and products	1,318,196	14,042	1,332,238
Provision (benefit) for income taxes	70,317	(212)	70,105
Net income (loss)	(148,188)	(1,278)	(149,466)

Consolidated Balance Sheet

	Sep 30, 2018
(in thousands)	As Reported Under ASC 606	Effect of Change	Balances Without Adoption of ASC 606
Assets
Accounts receivable	$345,803	$—	$345,803
Unbilled accounts receivable	—	221,657	221,657
Contract assets	233,402	(233,402)	—
Total accounts receivable	579,205	(11,745)	567,460
Inventory	189,119	19,359	208,478
Liabilities
Accrued liabilities	338,272	(321)	337,951
Contract liabilities	26,286	8,683	34,969
Total accrued liabilities	364,558	8,362	372,920
Other long-term liabilities	163,722	(10)	163,712
Equity
Retained earnings	2,268,687	(741)	2,267,946

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

In February 2016, the FASB issued ASU No. 2016-02, "Leases,"  which requires reporting entities to separate the lease components from the non-lease components in a contract unless certain practical expedients are elected. This update also requires reporting entities to recognize lease assets and lease liabilities on the balance sheet for substantially all lease arrangements.

In July 2018, the FASB issued ASU No. 2018-011, an amendment to ASU 2016-02 (collectively, the “New Leases Standard”), which provides entities with an additional and optional transition method to adopt the new standard. The amendments in this ASU also provide lessors with a practical expedient to not separate nonlease components from associated lease component and to account for those components as a single component if the required conditions are met. We have evaluated the impact of this amendment on the financial statements. The New Leases Standard will become effective for us beginning January 1, 2019.

We intend to use the optional transition method that allows us to apply the New Leases Standard at the effective date prospectively without restating the prior periods presented. A cumulative-effect adjustment will be recognized to the opening balance of retained earnings in the period of adoption. We plan to elect the package of practical expedients that permit us to retain the identification and classification of leases under the previous accounting guidance, to keep the leases with an initial term of twelve months or less off the balance sheet, and to not separate nonlease components from associated lease components for both lessee and lessor leases.

We have identified that there will be a material increase in both assets and liabilities resulting from the adoption of the New Leases Standard, predominantly from real estate operating leases, which were not required to be recognized on the balance sheet under the previous lease standard.  We will complete all of the required work to assess our position, create the necessary policy, procedures and controls and calculate the effect of applying the New Leases Standard at the date of initial application in line with the timeline and requirements of the standard.

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

2. Revenue

Revenue By Category

The following table presents Revenue disaggregated by business segment, geographical region, and timing of transfer of goods or services.

	Three Months Ended			Nine Months Ended
(in thousands)	Sep 30, 2018	Sep 30, 2017	Jun 30, 2018	Sep 30, 2018	Sep 30, 2017
Business Segment:
Energy Services and Products
Remotely Operated Vehicles	$105,045	$104,617	$107,426	$298,065	$302,071
Subsea Products	137,099	143,583	121,704	385,491	469,115
Subsea Projects	104,972	80,116	78,036	239,868	218,617
Asset Integrity	62,346	61,098	67,422	191,056	171,948
Total Energy Services and Products	409,462	389,414	374,588	1,114,480	1,161,751
Advanced Technologies	109,838	86,706	104,086	299,907	275,581
Total	$519,300	$476,120	$478,674	$1,414,387	$1,437,332

Geographic Operating Areas:
Foreign:
Africa	$51,669	$57,901	$61,966	$168,722	$213,172
United Kingdom	56,769	48,074	50,999	153,087	189,534
Norway	51,952	54,412	51,827	142,820	128,965
Asia and Australia	39,764	50,407	43,448	122,158	147,555
Brazil	14,554	7,862	13,461	46,844	25,807
Other	45,898	23,192	14,811	80,348	54,540
Total Foreign	260,606	241,848	236,512	713,979	759,573
United States	258,694	234,272	242,162	700,408	677,759
Total	$519,300	$476,120	$478,674	$1,414,387	$1,437,332

Sep 30, 2018
Timing of Transfer of Goods or Services:
Revenue recognized over time	$1,297,095
Revenue recognized at a point in time	117,292
Total	$1,414,387

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

The following table provides information about Contract assets, and Contract liabilities from contracts with customers.

(in thousands)	Sep 30, 2018	Jan 1, 2018
Contract assets	$233,402	$171,956
Contract liabilities	26,286	37,590

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

During the nine months ended September 30, 2018, Contract assets increased by $61.4 million from its opening balance due to the revenue recognition of $1.4 billion exceeding amounts billed of $1.3 billion. Contract liabilities decreased $11.3 million from its opening balance, due to revenue recognition of $27.7 million less deferrals of milestone payments that totaled $16.4 million. There were no cancellations, impairments or other significant impacts in the period that relate to other categories of explanation.

Performance Obligations

As of September 30, 2018, the aggregate amount of the transaction price allocated to remaining performance obligations was $276 million. We expect to recognize revenue for the remaining performance obligations of $223 million over the next twelve months.

The aggregate amount of transaction price allocated to remaining performance obligations that were unsatisfied (or partially unsatisfied) as of September 30, 2018 are noted above. In arriving at this value, we have used two expedients available to us and are not disclosing amounts in relation to performance obligations: (1) that are part of contracts with an original expected duration of one year or less; or (2) on contracts where we recognize revenue in line with the billing.

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

Where appropriate, we have made estimates within the transaction price of elements of variable consideration within the contracts and constrained those amounts to a level where we consider that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. The amount of revenue recognized in the nine months ended September 30, 2018, which was associated with performance obligations completed or partially completed in prior periods was not significant.

As of September 30, 2018, there was no outstanding liability balance for refunds or returns due to the nature of our contracts and the services and products we provide. Our warranties are limited to assurance warranties that are of a standard length and are not considered to be a material right. The majority of our contracts consist of a single performance obligation. When there are multiple obligations, we look for observable evidence of stand-alone selling prices on which to base the allocation. This involves judgment as to the appropriateness of the observable evidence relating to the facts and circumstances of the contract. If we do not have observable evidence, we estimate stand-alone selling prices by taking a cost plus margin approach, using typical margins from the type of service or product, customer and regional geography involved.

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

Costs to fulfill a contract primarily consist of certain mobilization costs incurred to provide services or products to our customers. These costs are deferred and amortized over the period of contract performance. The closing balance of Costs to fulfill a contract as of September 30, 2018 was $12.7 million, with $2.6 million and $5.1 million of amortization for the three- and nine-month periods ended September 30, 2018, respectively. No impairment costs were recognized.

3.    INVENTORY
The following is information regarding our inventory:

(in thousands)	Sep 30, 2018	Dec 31, 2017
Inventory, net:
Remotely operated vehicle parts and components	$105,956	$97,313
Other inventory, primarily raw materials	83,163	117,969
Total	$189,119	$215,282

4.    DEBT
Long-term Debt consisted of the following:

(in thousands)	Sep 30, 2018	Dec 31, 2017

4.650% Senior Notes due 2024	$500,000	$500,000
6.000% Senior Notes due 2028	300,000	—
Term Loan Facility	—	300,000
Fair value of interest rate swaps on $200 million of principal	(9,717)	(2,990)
Unamortized debt issuance costs	(8,093)	(4,698)
Revolving Credit Facility	—	—
Long-term Debt	$782,190	$792,312

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

The Credit Agreement contains various covenants that we believe are customary for agreements of this nature, including, but not limited to, restrictions on our ability and the ability of each of our subsidiaries to incur debt, grant liens, make certain investments, make distributions, merge or consolidate, sell assets and enter into certain restrictive agreements. We are also subject to a maximum adjusted total Capitalization Ratio (as defined in the Credit Agreement) of 55%. The Credit Agreement includes customary events of default and associated remedies. As of September 30, 2018, we were in compliance with all the covenants set forth in the Credit Agreement.

We have two interest rate swaps in place on a total of $200 million of the 2024 Senior Notes for the period to November 2024. Please refer to Note 5 — "Commitments and Contingencies" — for more information on our interest rate swaps.

We incurred $6.9 million and $4.2 million of issuance costs related to the 2024 Senior Notes and the 2028 Senior Notes, respectively, and $2.6 million of loan costs, including costs of the amendments prior to Amendment No. 4, related to the Credit Agreement. The costs, net of accumulated amortization, are included as a reduction of Long-term Debt in our Consolidated Balance Sheet, as it pertains to the Senior Notes, and in Other non-current assets, as it pertains to the Credit Agreement. We are amortizing these costs to Interest expense through the maturity date for the Senior Notes and to January 2023 for the Credit Agreement.

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

We estimated the aggregate fair market value of the Senior Notes to be $790 million as of September 30, 2018, based on quoted prices. Since the market for the Senior Notes is not an active market, the fair value of the Senior Notes is classified within Level 2 in the fair value hierarchy under U.S. GAAP (inputs other than quoted prices in active markets for similar assets and liabilities that are observable or can be corroborated by observable market data for substantially the full terms for the assets or liabilities).

We have two interest rate swaps in place on a total of $200 million of the 2024 Senior Notes for the period to November 2024. The agreements swap the fixed interest rate of 4.650% on $100 million of the 2024 Senior Notes to the floating rate of one month LIBOR plus 2.426% and on another $100 million to one month LIBOR plus 2.823%. We estimate the combined fair value of the interest rate swaps to be a net liability of $9.7 million as of September 30, 2018, which is included on our balance sheet in our Other Long-term Liabilities. These values were arrived at based on a discounted cash flow model using Level 2 inputs.

Since the second quarter of 2015, the exchange rate for the Angolan kwanza relative to the U.S. dollar generally has been declining, although the exchange rate was relatively stable during 2017. As our functional currency in Angola is the U.S. dollar, we recorded foreign currency transaction losses related to the kwanza of $4.5 million and $16.9 million in the three- and nine-month periods ended September 30, 2018, respectively, as a component of Other income (expense), net in our Consolidated Statements of Operations for those respective periods. Our foreign currency transaction gains or losses are related primarily to the remeasurement of our Angolan kwanza cash balances to U.S. dollars. Any conversion of cash balances from kwanza is controlled by the central bank in Angola, and the central bank slowed this process from mid-2015 to 2017, causing our kwanza cash balances to increase during that period of time. However, beginning in 2018, the Angolan central bank has allowed us to repatriate cash from Angola. Through September 30, 2018, we were able to repatriate $57 million of cash from Angola. As of September 30, 2018 and December 31, 2017, we had the equivalent of approximately $14 million and $27 million of kwanza cash balances, respectively, in Angola reflected on our balance sheet. The decrease in kwanza cash balances in 2018 was mainly attributable to the repatriation of cash from Angola and cash used in our Angolan operations. Since December 31, 2017, Angola has devalued its currency by almost 75%. We will incur further foreign currency exchange losses in Angola if further currency devaluations occur.
To mitigate our currency exposure risk in Angola, we have used kwanza to purchase equivalent Angolan central bank (Banco Nacional de Angola) bonds. The bonds are denominated as U.S. dollar equivalents, so that, upon payment of semi-annual interest and principal upon maturity, payment is made in kwanza, equivalent to the respective U.S. dollars at the then-current exchange rate. Our intention was to hold the bonds to maturity, and to reinvest funds from maturing bonds in similar long-term assets. We previously believed the chance of selling the bonds before maturity and repatriating cash out of Angola was remote. In the second quarter of 2018, $10 million of bonds matured, and the proceeds were reinvested by us in similar long-term assets. Additionally, we sold $52 million of bonds prior to their maturity date through September 30, 2018. Because we intend to sell the bonds if we are able to repatriate the proceeds, we changed our accounting for these bonds from held-to-maturity securities to available-for-sale securities. As of September 30, 2018, we classified $3 million of bonds due to mature in the next twelve months as Other current assets and $15 million of bonds due to mature after twelve months as Other non-current assets on our Consolidated Balance Sheet, with $5 million maturing in 2020 and $10 million maturing in 2023.

We estimated the fair market value of the Angolan bonds to be approximately $18 million as of September 30, 2018 using quoted prices. Since the market for the Angolan bonds is not an active market, the fair value of the Angolan bonds is classified within Level 2 in the fair value hierarchy under U.S. GAAP. As of September 30, 2018, we have not recorded the difference between the fair market value and carrying amount of the outstanding bonds through the Consolidated Statement of Comprehensive Income (Loss) due to the insignificance of the difference between the fair market value and the carrying amount of the bonds.

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
For each of the restricted stock units granted in 2016 through September 30, 2018, at the earlier of three years after grant or at termination of employment or service, the grantee will be issued one share of our common stock for each unit vested. As of September 30, 2018 and December 31, 2017, respective totals of 1,474,642 and 1,181,805 shares of restricted stock or restricted stock units were outstanding.
We estimate that share-based compensation cost not yet recognized related to shares of restricted stock or restricted stock units, based on their grant-date fair values, was $13 million as of September 30, 2018. This expense is being recognized on a staged-vesting basis over three years for awards attributable to individuals meeting certain age and years-of-service requirements, and on a straight-line basis over the applicable vesting period of one or three years for the other awards.
Share Repurchase Plan. In December 2014, our Board of Directors approved a plan to repurchase up to 10 million shares of our common stock. Under this plan, in 2015, we had repurchased 2.0 million shares of our common stock for $100 million. We did not repurchase any shares during 2016 through through September 30, 2018. We account for the shares we hold in treasury under the cost method, at average cost.

7.    INCOME TAXES

In December 2017, the United States enacted the the Tax Act, which included a number of changes to existing U.S. tax laws that have an impact on our income tax provision, most notably a reduction of the U.S. corporate income tax rate from 35 percent to 21 percent for tax years beginning after December 31, 2017, and the creation of a territorial tax system with a one-time mandatory tax on applicable previously deferred earnings of foreign subsidiaries. We recognized the income tax effects of the Tax Act in our financial statements for the year ended December 31, 2017 in accordance with Staff Accounting Bulletin No. 118 (“SAB 118”), which provided SEC staff guidance for the application of accounting standards for income taxes in the reporting period in which the Tax Act was enacted. As such, our financial results reflected provisional amounts for those specific income tax effects of the Tax Act for which the accounting was incomplete but a reasonable estimate could be determined. The final determination is expected to be completed and reflected in our financial statements issued for subsequent reporting periods that fall within the measurement period contemplated by SAB 118.
During the second quarter of 2018, the United States Internal Revenue Service issued Notice 2018-26, announcing its intent to issue regulations related to the application of the Section 965 one-time mandatory tax on applicable previously deferred earnings of foreign subsidiaries and potential anti-avoidance measures. Subsequently, on August 1, 2018, the United States Internal Revenue Service issued Proposed Regulations providing guidance regarding Section 965 of the Internal Revenue Code as amended by the Tax Act. We have included the provisional impact of the proposed regulations in our third quarter 2018 tax expense.
During interim periods, we provide for income taxes based on our current estimated annual effective tax rate using assumptions as to (1) earnings and other factors that would affect the tax provision for the remainder of the year and (2) the operations of foreign branches and subsidiaries that are subject to local income and withholding taxes. In the three-month period ended September 30, 2018, we recognized additional tax expense of $56.5 million for discrete items, primarily related to $39.1 million of valuation allowances on certain deferred tax assets recognized in prior years that may not be realizable in certain foreign jurisdictions, $7.9 million of provisional tax related to the Tax

Act, $3.6 million related to uncertain tax positions and $5.9 million associated with various other issues. In the nine-month period ended September 30, 2018, we recognized additional tax expense of $60.1 million for discrete items, primarily related to $39.1 million of valuation allowances on certain deferred tax assets recognized in prior years that may not be realizable in certain foreign jurisdictions, $7.9 million of provisional tax related to the Tax Act, $4.8 million related to uncertain tax positions and $8.3 million associated with various other issues.

The effective tax rate for the nine months ended September 30, 2018 was different from the federal statutory rate of 21.0%, primarily due to the geographic mix of operating revenue and results that generated taxes in certain jurisdictions that exceeded the tax benefit from losses and credits in other jurisdictions, and the discrete items discussed above. We will continue to evaluate the realizability of our recorded deferred tax assets. It is our intention to continue to indefinitely reinvest in certain of our international operations; therefore, we do not provide withholding taxes on the possible distribution of these earnings.  We do not believe the effective tax rate before discrete items is meaningful, as current conditions do not allow for relevant guidance in this regard.

The effective tax rate for the nine months ended September 30, 2017 was lower than the federal statutory rate of 35.0%, primarily due to our intention to indefinitely reinvest in certain of our international operations, partially offset by a discrete tax item associated with share-based compensation.  In 2017, we did not provide for U.S. taxes on the portion of our foreign earnings that we deemed indefinitely reinvested.
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
We account for any applicable interest and penalties on uncertain tax positions as a component of our provision for income taxes on our financial statements. Through September 30, 2018, we have $10.4 million accrued in Other Long-term Liabilities for uncertain tax positions. Any additions or reductions to those liabilities would affect our effective income tax rate in the periods of change.
Our tax returns are subject to audit by taxing authorities in multiple jurisdictions. These audits often take years to complete and settle. The following lists the earliest tax years open to examination by tax authorities where we have significant operations:

Jurisdiction	Periods
United States	2014
United Kingdom	2015
Norway	2015
Angola	2013
Brazil	2013
Australia	2013

8.    BUSINESS SEGMENT INFORMATION

We are a global provider of engineered services and products, primarily to the offshore energy industry. Through the use of our applied technology expertise, we also serve the defense, aerospace and commercial theme park industries. Our Energy Services and Products business consists of Remotely Operated Vehicles ("ROVs"), Subsea Products, Subsea Projects and Asset Integrity. Our ROV segment provides submersible vehicles operated from the surface to support offshore energy exploration, development and production activities. Our Subsea Products segment supplies a variety of specialty subsea hardware and related services. Our Subsea Projects segment provides multiservice subsea support vessels and offshore diving and support vessel operations, primarily for inspection, maintenance and repair and installation activities. We have also provided survey, autonomous underwater vehicle and satellite-positioning services. Our Asset Integrity segment provides asset integrity management and assessment services, nondestructive testing and inspection. Our Advanced Technologies business provides project management, engineering services and equipment for applications in non-energy industries. Unallocated Expenses are those not associated with a specific business segment. These consist of expenses related to our incentive and deferred compensation plans, including restricted stock and bonuses, as well as other general expenses, including corporate administrative expenses.
There are no differences in the basis of segmentation or in the basis of measurement of segment profit or loss from those used in our consolidated financial statements for the year ended December 31, 2017.

The table that follows presents Revenue, Income (Loss) from Operations and Depreciation and Amortization by business segment for each of the periods indicated.

	Three Months Ended			Nine Months Ended
(in thousands)	Sep 30, 2018	Sep 30, 2017	Jun 30, 2018	Sep 30, 2018	Sep 30, 2017
Revenue
Energy Services and Products
Remotely Operated Vehicles	$105,045	$104,617	$107,426	$298,065	$302,071
Subsea Products	137,099	143,583	121,704	385,491	469,115
Subsea Projects	104,972	80,116	78,036	239,868	218,617
Asset Integrity	62,346	61,098	67,422	191,056	171,948
Total Energy Services and Products	409,462	389,414	374,588	1,114,480	1,161,751
Advanced Technologies	109,838	86,706	104,086	299,907	275,581
Total	$519,300	$476,120	$478,674	$1,414,387	$1,437,332
Income (Loss) from Operations
Energy Services and Products
Remotely Operated Vehicles	$772	$5,009	$4,542	$2,916	$21,310
Subsea Products	5,367	12,383	2,295	9,417	34,418
Subsea Projects	6,088	6,512	(10,358)	(6,629)	9,699
Asset Integrity	2,275	3,050	3,357	7,311	9,072
Total Energy Services and Products	14,502	26,954	(164)	13,015	74,499
Advanced Technologies	8,960	6,602	7,886	18,514	19,260
Unallocated Expenses	(25,014)	(23,025)	(27,359)	(79,867)	(73,988)
Total	$(1,552)	$10,531	$(19,637)	$(48,338)	$19,771
Depreciation and Amortization
Energy Services and Products
Remotely Operated Vehicles	$27,428	$28,269	$28,269	$83,339	$86,534
Subsea Products	12,349	13,340	14,914	41,288	39,124
Subsea Projects	7,464	7,881	13,053	28,830	23,742
Asset Integrity	1,635	2,139	1,836	5,319	5,379
Total Energy Services and Products	48,876	51,629	58,072	158,776	154,779
Advanced Technologies	792	796	737	2,295	2,377
Unallocated Expenses	1,035	1,088	1,034	3,603	3,324
Total	$50,703	$53,513	$59,843	$164,674	$160,480
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

Certain statements we make in this quarterly report on Form 10-Q are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements include, without limitation, statements regarding our expectations about:

•
fourth quarter and the full year of 2018 operating results and the contributions from our segments to those results (including the expected benefits from the acquisition of Ecosse Subsea Limited, anticipated revenue, operating income or loss, and utilization information), as well as the items below the operating income (loss) line;

•	our cash flows and earnings before interest, taxes and depreciation and amortization (EBITDA) in 2018;

•	future demand, business activity levels, industry conditions and contract awards during the remainder of 2018;

•	long-term industry fundamentals and recovery, and the higher level of activity being required before prices for our services and products can be increased enough to generate satisfactory returns;

•	2019 outlook and increased activity levels in each of our segments;

•
our plans for future operations (including planned additions to and retirements from our remotely operated vehicle ("ROV") fleet, our intent regarding the new multiservice subsea support vessel scheduled for delivery at the end of 2018 and expected to be placed into service during the first quarter of 2019 and other capital expenditures);

•	our future dividends;

•	the adequacy of our liquidity, cash flows and capital resources;

•	our ability and intent to redeem Angolan bonds and repatriate cash;

•	shares to be repurchased under our share repurchase plan;

•	our estimated effective tax rate and the cash tax implications of our tax provision for discrete items in the foreseeable future;

•	the implementation of new accounting standards and related policies, procedures and controls; and

•	seasonality.

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

Executive Overview

Our diluted loss per share for the three- and nine-month periods ended September 30, 2018 were $(0.67) and $(1.50), respectively, compared to $(0.02) and $(0.07) for the corresponding periods of the prior year. 2018 results included the impact of certain tax adjustments and the after-tax effects of a gain realized on the sale of a cost method investment, both predominantly in the third quarter of 2018, as well as foreign currency exchange losses. Our operating results for nine-month period ended September 30, 2018 also included the write-offs of certain equipment and intangible assets associated with exiting the land survey business and equipment obsolescence that occurred in the second quarter of 2018.

Our third quarter 2018 operating results improved significantly compared to the second quarter of 2018. Each of our operating segments was profitable, led by favorable profit contributions from Subsea Projects and Subsea Products, partially offset by lower profitability in our ROV segment. Additionally, we had lower Unallocated Expenses and the absence of the write-offs of certain equipment and intangible assets which occurred in the second quarter of 2018,

For the fourth quarter of 2018, compared to the third quarter, we believe our operating results will be lower due to the onset of seasonality leading to reduced levels of offshore energy activity. Sequentially, we expect lower operating income from each of our energy segments, with most of the decline expected to be in our Subsea Products and Subsea Projects segments. Additionally, in our Subsea Products segment, we are expecting an unfavorable impact at our manufacturing facility in Panama City, Florida, due to damage caused by Hurricane Michael in mid-October of 2018. For our non-energy segment, Advanced Technologies, we are projecting a quarterly improvement in operating income. Unallocated Expenses are expected to be in the upper-$20 million range.

For the full year of 2018, we continue to expect each of our operating segments will contribute positive EBITDA.

Below the operating income (loss) line, we expect:

•	increased interest expense from higher overall interest rates, which affect our floating rate debt and our swaps to floating rates on $200 million of fixed-rate debt; and

•	a loss on our equity investment in Medusa Spar LLC, as volume continues to be low in current producing zones.

We are encouraged that the long-term fundamentals for the offshore energy industry have stabilized and we believe that we are now in the early stages of a recovery in activity in general, and in our businesses. We expect that a recovery will take time, and only after a sustained higher level of activity can the prices for our services and products be increased enough to generate satisfactory returns.

Accordingly, looking into 2019, we are projecting increased activity levels in each of our segments, likely led by revenue gains in our Subsea Products manufacturing business unit. However, the pace of recovery is still difficult to determine, and at this time we are not prepared to offer more detailed guidance on 2019.

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

Liquidity and Capital Resources

As of September 30, 2018, we had working capital of $714 million, including $367 million of cash and cash equivalents. Additionally, Amendment No. 4 to the Credit Agreement (as defined below) provides for a $500 million revolving credit facility until October 25, 2021 and thereafter $450 million until January 25, 2023 with a group of banks. We consider our liquidity, cash flows and capital resources to be adequate to support our existing operations and capital commitments.

Our capital expenditures were $152 million during the first nine months of 2018, including the $68 million purchase price for the acquisition of Ecosse Subsea Limited ("Ecosse"), as compared to $71 million in the first nine months of 2017, including $11 million for a business acquisition. We acquired Ecosse in March 2018, reflecting our commitment to expand our service line capabilities, grow our market position within the offshore renewable energy market, and provide our customers with proven tools to optimize installation projects. Ecosse builds and operates tools for seabed preparation, route clearance and trenching for the installation of submarine cables and pipelines. These services are offered on an integrated basis that includes vessels, ROVs and survey services. The operating results are reflected in our Subsea Projects segment.

We currently estimate our capital expenditures for 2018, excluding business acquisitions, will be in the range of $100 million to $140 million, which includes approximately $40 million to $50 million of maintenance capital expenditures and $60 million to $90 million of growth capital expenditures. We expect to spend $20 million in our Subsea Projects segment to complete the new-build multiservice subsea support vessel Ocean Evolution, scheduled for delivery at the end of 2018 and expected to be placed into service during the first quarter of 2019.

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

In Angola, the Ocean Intervention III ended its work scope for our customer on July 31, 2018, under the field support vessel services contract.  At the conclusion of the vessel work, the vessel was returned to the owner. Pursuant to our contract for field support services, we continue to supply project management and engineering services to the customer through January 2019.

As of September 30, 2018, we had long-term debt in the principal amount of $800 million outstanding and $500 million available under our revolving credit facility provided for under the Credit Agreement. None of our outstanding debt is scheduled to mature before November 2024.

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

The Credit Agreement contains various covenants that we believe are customary for agreements of this nature, including, but not limited to, restrictions on our ability and the ability of each of our subsidiaries to incur debt, grant liens, make certain investments, make distributions, merge or consolidate, sell assets and enter into certain restrictive agreements. We are also subject to a maximum adjusted total Capitalization Ratio (as defined in the Credit Agreement) of 55%. The Credit Agreement includes customary events of default and associated remedies. As of September 30, 2018, we were in compliance with all the covenants set forth in the Credit Agreement.

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

Our principal source of cash from operating activities is our net income (loss), adjusted for the non-cash effects of, among other things, depreciation and amortization, deferred income taxes and noncash compensation under our share-based compensation plans. Our $36 million and $144 million of cash provided from operating activities in the nine-month periods ended September 30, 2018 and 2017, respectively, were principally affected by operating results and cash increases (decreases) of:

•	$(85) million and $26 million, respectively, from changes in accounts receivable;

•	$(7) million and $35 million, respectively, from changes in inventory; and

•	$61 million and $(56) million, respectively, from changes in current liabilities.

The decrease in cash related to accounts receivable in the nine months ended September 30, 2018, reflected higher business levels in September 2018 as compared to December of 2017 along with timing of customer payments.  Conversely, we had an increase in cash related to accounts receivable in the nine months ended September 30, 2017, as we had lower revenue in the quarter ended September 30, 2017 as compared to the fourth quarter of 2016. As a result, combined with our cash collections, our overall accounts receivable balances decreased. The decrease in inventory levels in 2017 reflected usage on a large umbilical project and our lower Subsea Products backlog in 2017.  The increase in cash related to changes in current liabilities in 2018 reflected timing of customer payments. The 2017 decrease in cash related to changes in current liabilities reflected generally lower business levels.

In the nine months ended September 30, 2018, we used $82 million of cash in investing activities, mainly related to purchases of property and equipment of $84 million and the Ecosse acquisition of $68 million. Additionally, we purchased $10 million of Angola bonds. These investing cash outflows were partially offset by the proceeds of $62 million received from a maturity and redemptions of Angola bonds and proceeds from the sale of a cost method investment of $15.1 million. In the nine months ended September 30, 2017, we used $79 million of cash in investing activities, primarily related to capital expenditures of $71 million.

In the nine months ended September 30, 2018, we also used $6 million in financing activities, mainly as a result of the repayment of the Term Loan Facility of $300 million, substantially offset by $296 million net proceeds from the issuance of the 2028 Senior Notes, net of issuance costs. In the nine months ended September 30, 2017, we also used $46 million in financing activities, primarily for the payment of cash dividends of $44 million.

We have not guaranteed any debt not reflected on our consolidated balance sheet as of September 30, 2018, and we do not have any off-balance sheet arrangements, as defined by SEC rules.

In December 2014, our Board of Directors approved a plan to repurchase up to 10 million shares of our common stock. In 2015, we repurchased 2.0 million shares of our common stock for $100 million under this plan. We did not repurchase any shares during 2016 through September 30, 2018. We account for the shares we hold in treasury under the cost method, at average cost. The timing and amount of any future repurchases will be determined by our management. We expect that any additional shares repurchased under the plan will be held as treasury stock for possible future use. The plan does not obligate us to repurchase any particular number of shares.
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

Consolidated revenue and profitability information is as follows:

	Three Months Ended			Nine Months Ended
(dollars in thousands)	Sep 30, 2018	Sep 30, 2017	Jun 30, 2018	Sep 30, 2018	Sep 30, 2017
Revenue	$519,300	$476,120	$478,674	$1,414,387	$1,437,332
Gross Margin	47,635	54,885	29,728	96,191	153,311
Gross Margin %	9%	12%	6%	7%	11%
Operating Income (Loss)	(1,552)	10,531	(19,637)	(48,338)	19,771
Operating Income %	—%	2%	(4)%	(3)%	1%

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

The following table sets forth the Revenue, Gross Margin and Operating Income (Loss) for our Energy Services and Products business segments for the periods indicated. In the ROV section of the table that follows, "Days available" includes all days from the first day that an ROV is placed into service until the ROV is retired. All days during this period are considered available days, including periods when an ROV is undergoing maintenance or repairs. Our ROVs do not have scheduled maintenance or repair that requires significant time when the ROVs are not available for utilization.

	Three Months Ended			Nine Months Ended
(dollars in thousands)	Sep 30, 2018	Sep 30, 2017	Jun 30, 2018	Sep 30, 2018	Sep 30, 2017
Remotely Operated Vehicles
Revenue	$105,045	$104,617	$107,426	$298,065	$302,071
Gross Margin	8,757	12,102	12,176	25,888	41,783
Operating Income	772	5,009	4,542	2,916	21,310
Operating Income %	1%	5%	4%	1%	7%
Days available	25,668	25,695	25,386	76,192	76,214
Days utilized	14,249	12,742	13,654	38,937	36,497
Utilization	56%	50%	54%	51%	48%

Subsea Products
Revenue	137,099	143,583	121,704	385,491	469,115
Gross Margin	18,748	24,949	16,075	49,828	72,702
Operating Income	5,367	12,383	2,295	9,417	34,418
Operating Income %	4%	9%	2%	2%	7%
Backlog at end of period	333,000	284,000	245,000	333,000	284,000

Subsea Projects
Revenue	104,972	80,116	78,036	239,868	218,617
Gross Margin	10,829	10,187	(5,145)	6,801	20,673
Operating Income (Loss)	6,088	6,512	(10,358)	(6,629)	9,699
Operating Income (Loss) %	6%	8%	(13)%	(3)%	4%

Asset Integrity
Revenue	62,346	61,098	67,422	191,056	171,948
Gross Margin	9,430	9,754	9,461	26,909	28,139
Operating Income	2,275	3,050	3,357	7,311	9,072
Operating Income %	4%	5%	5%	4%	5%

Total Energy Services and Products
Revenue	$409,462	$389,414	$374,588	$1,114,480	$1,161,751
Gross Margin	47,764	56,992	32,567	109,426	163,297
Operating Income (Loss)	14,502	26,954	(164)	13,015	74,499
Operating Income (Loss) %	4%	7%	—%	1%	6%

In general, our energy related businesses focus on supplying services and products to the offshore energy market. During the downturn in oil prices since mid-2014, we have experienced lower activity levels and reduced pricing. In 2018, with oil prices stabilizing and activity in some areas improving, we believe that we are in the early stages of a recovery in activity in general, and in our businesses. We expect that a recovery will take time, and only after a sustained higher level of activity can the prices for our services and products be increased enough to generate satisfactory returns.

We believe we are the world's largest provider of ROV services, and this business segment historically, but not currently, has been the largest contributor to our Energy Services and Products business operating income. Our ROV segment revenue reflects the utilization percentages, fleet sizes and average pricing of the respective periods. Our ROV operating margins have declined as depreciation has become a higher percentage of revenue as we have experienced lower utilization and pricing in recent years. In the full years of 2015, 2016 and 2017, ROV depreciation and amortization was 18%, 27% and 29% of ROV revenue, respectively; and in the nine-month period ended September 30, 2018, it was 28% of ROV revenue.

During the third quarter of 2018, ROV days on hire increased 4%, largely on increased demand to provide vessel-based services, as our fleet utilization improved to 56% from 54% in the second quarter. Average revenue per day on hire declined 6% sequentially, as we experienced a geographic shift in activity to lower day rate operating areas, notably Europe and Brazil. Our operating income decreased compared to the immediately preceding quarter, due to operational inefficiencies associated with the reactivation of equipment and crews. We added four new ROVs to our fleet and retired four during the nine months ended September 30, 2018, leaving our fleet size unchanged at 279 ROVs as of September 30, 2018.

Our ROV operating income decreased in the three- and nine-month periods ended September 30, 2018 compared to the corresponding periods of the prior year, mainly due to lower average revenue per day on hire in 2018, as a result of a geographic shift in activity to lower day rate operating areas and market condition, partially offset by an increase in utilization. We expect an operating loss for ROV in the fourth quarter of 2018 due to fewer days utilization, largely on decreased seasonal demand to provide vessel-based services, and lower average revenue per day on hire. We believe our overall ROV fleet utilization for the fourth quarter to be in the lower 50% range.

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

	Three Months Ended			Nine Months Ended
	Sep 30, 2018	Sep 30, 2017	Jun 30, 2018	Sep 30, 2018	Sep 30, 2017
Manufactured products	54%	59%	50%	55%	67%

Service and rental	46%	41%	50%	45%	33%

Subsea Products operating income in the third quarter of 2018 improved on a 13% increase in quarterly revenues compared to that of the immediately preceding quarter, due to increased throughput in our manufactured products businesses and the absence of certain equipment write-offs that occurred in the second quarter of 2018. Our Subsea Products operating income decreased in the three- and nine-month periods ended September 30, 2018 compared to the corresponding periods of the prior year, mainly due to lower demand in manufactured products as a result of reduced umbilical-related backlog from the beginning of the year and the quarter, partially offset by an improvement in execution. Lower operating income in the nine-month period ended September 30, 2018 was also attributable to the write-offs of certain equipment in the second quarter 2018.

Our Subsea Products backlog was $333 million as of September 30, 2018, compared to $276 million as of December 31, 2017. The backlog improvement was largely attributable to an increase in order intake for our service and rental business offerings.  Subsea Products book-to-bill ratio year-to-date was 1.2 and the past twelve months has been 1.1. We expect Subsea Products to incur an operating loss on relatively flat revenue in the fourth quarter of 2018 compared to the third quarter, primarily due to substantially lower levels of production at our manufacturing facility in Panama City, Florida as a result of damage caused by Hurricane Michael in mid-October 2018. We expect an increase in contract awards during the remainder of 2018, which should keep our book-to-bill ratio above 1.0 for the full year.

In the three-month period ended September 30, 2018, our Subsea Projects operating results achieved a return to profitability, on a 35% increase in quarterly revenues compared to the immediately preceding quarter, and generated $6.1 million of operating income. These results were mainly driven by higher levels of seasonal utilization and pricing in the U.S. Gulf of Mexico deepwater vessel and diving services, an increase in survey services, and the absence of the second quarter 2018 write-offs of certain equipment and intangible assets associated with exiting the land survey business and equipment obsolescence. Our Ecosse results were lower than projected due to equipment modifications and field trials that delayed execution.

Our Subsea Projects operating results in the three- and nine-month periods ended September 30, 2018 decreased compared to the corresponding periods of the prior year, due to lower pricing, lower vessel demand principally as a result of the completion of the Island Pride vessel working offshore India in the fourth quarter of 2017, reduced diving work in Angola, and the second quarter 2018 write-offs of equipment and intangible assets. These results were partially offset by stronger demand for global survey services and increased diving activity in Mexico. In the fourth quarter of 2018, we expect Subsea Projects operating results to be lower on reduced revenue compared to the third quarter, due to the seasonal decrease in the U.S. Gulf of Mexico deepwater vessel and diving work, as well as decreased survey services, offset slightly by increased contributions from the Ecosse operations.

Asset Integrity's operating income in the three-month period ended September 30, 2018 compared to the immediately preceding quarter was down due to delays in anticipated project awards by customers. For the three- and nine-month periods ended September 30, 2018, compared to the corresponding periods of the prior year, Asset Integrity's operating income did not change significantly. For the fourth quarter of 2018, we expect Asset Integrity's operating income to be lower compared to the third quarter due to seasonal decreases, and expect margins to be in the low single digit range.

Advanced Technologies

Revenue, Gross Margin and Operating Income information was as follows:

	Three Months Ended			Nine Months Ended
(dollars in thousands)	Sep 30, 2018	Sep 30, 2017	Jun 30, 2018	Sep 30, 2018	Sep 30, 2017
Revenue	$109,838	$86,706	$104,086	299,907	275,581
Gross Margin	$14,824	$11,833	$13,999	$36,645	$36,038
Operating Income	8,960	6,602	7,886	18,514	19,260
Operating Income %	8%	8%	8%	6%	7%

Advanced Technologies operating income in the third quarter of 2018 was slightly higher than that of the immediately preceding quarter, due to increased project throughput in our commercial theme park unit. Operating income for the three-month period ended September 30, 2018 was higher compared to the corresponding period of the prior year, due to an increase in the commercial theme park unit and government work. The operating income for the nine-month period ended September 30, 2018 was slightly lower than that of the corresponding period of the prior year, due to execution issues in our Automated Guided Vehicles ("AGV") project, and delay in awards of AGV projects and government work, partially offset by increased activity in the theme park business. We expect our Advanced Technologies operating income in the fourth quarter of 2018 to improve compared to the third quarter, driven from backlog in our commercial theme park unit and improved results within our AGV business.

Unallocated Expenses

Our Unallocated Expenses, (i.e., those not associated with a specific business segment), within gross margin consist of expenses related to our incentive and deferred compensation plans, including restricted stock units, performance units and bonuses, as well as other general expenses. Our Unallocated Expenses within operating income consist of those expenses within gross margin plus general and administrative expenses related to corporate functions.

The following table sets forth our Unallocated Expenses for the periods indicated.

	Three Months Ended			Nine Months Ended
(dollars in thousands)	Sep 30, 2018	Sep 30, 2017	Jun 30, 2018	Sep 30, 2018	Sep 30, 2017
Gross Margin	$14,953	$13,940	$16,838	49,880	46,024
Operating Income	25,014	23,025	27,359	79,867	73,988
Operating Income % of Revenue	5%	5%	6%	6%	5%

Our Unallocated Expenses for the third quarter were lower than the immediately preceding quarter as performance-based compensation expenses were reduced based on our expected level of results relative to the respective plan targets. Our Unallocated Expenses for the three- and nine-month periods ended September 30, 2018 were higher compared to the corresponding period of the prior year, primarily due to higher Information Technology-related expenses. For the fourth quarter of 2018, we expect our quarterly Unallocated Expenses to be in the upper-$20 million range.

Other

The following table sets forth our significant financial statement items below the Income (Loss) from Operations line.

	Three Months Ended			Nine Months Ended
(in thousands)	Sep 30, 2018	Sep 30, 2017	Jun 30, 2018	Sep 30, 2018	Sep 30, 2017
Interest income	$2,645	$1,997	$2,950	8,187	5,379
Interest expense, net of amounts capitalized	(9,885)	(8,650)	(8,802)	(28,058)	(22,517)
Equity in income (losses) of unconsolidated affiliates	(1,684)	(424)	(737)	(3,264)	(1,798)
Other income (expense), net	5,632	(1,287)	(3,556)	(6,398)	(3,901)
Provision (benefit) for income taxes	61,135	3,935	3,294	70,317	4,104

In addition to interest on borrowings, interest expense includes amortization of loan costs, fees for lender commitments under our revolving credit agreement and fees for standby letters of credit and bank guarantees that banks issue on our behalf for performance bonds, bid bonds and self-insurance requirements.

Foreign currency transaction gains and losses are the principal component of Other income (expense), net. In the three- and nine-month periods ended September 30, 2018, we incurred foreign currency transaction losses of $3.8 million and $15.5 million, respectively. The currency losses primarily related to the Angolan kwanza and its declining exchange rate relative to the U.S. dollar, as we are required to remeasure our Angola kwanza cash balance to U.S. dollar. Any conversion of cash balances from Angolan kwanza is controlled by the central bank in Angola, and the central bank slowed this process from mid-2015 to 2017, causing our cash balances in kwanza to increase during this period of time. However, during the nine months ended September 30, 2018, we were able to repatriate $57 million of cash out of Angola.

For the three- and nine-month periods ended September 30, 2018, Other income (expense), net also included a pre-tax gain of $9.3 million resulting from the sale of our cost method investment in ASV Global, LLC in September 2018. The total consideration from the sale was $15.1 million, which is subject to final working capital adjustments and customary holdbacks.

The provisions for income taxes are related to our current estimated annual effective tax rate using assumptions as to (1) earnings and other factors that would affect the tax provision for the remainder of the year and (2) the operations of foreign branches and subsidiaries that are subject to local income and withholding taxes. Factors that could affect our estimated tax rate include our profitability levels in general and the geographic mix in the sources of our results. The effective tax rate for the nine months ended September 30, 2018 was different from the federal statutory rate of 21.0%, primarily due to the geographic mix of operating revenue and results that generated taxes in certain jurisdictions that exceeded the tax benefit from losses and credits in other jurisdictions and the discrete items discussed below. We will continue to evaluate the realizability of our recorded deferred tax assets. It is our intention to continue to indefinitely reinvest in certain of our international operations; therefore, we do not provide withholding taxes on the possible distribution of these earnings.  We do not believe the effective tax rate before discrete items is meaningful, as current conditions do not allow for relevant guidance in this regard.

In the three-month period ended September 30, 2018, we recognized additional tax expense of $56.5 million for discrete items, primarily related to $39.1 million of valuation allowances on certain deferred tax assets recognized in prior years that may not be realizable in certain foreign jurisdictions, $7.9 million of provisional tax related to the Tax Cuts and Jobs Act enacted in December 2017 (the "Tax Act"), $3.6 million related to uncertain tax position and $5.9 million associated with various other issues. In the nine-month period ended September 30, 2018, we recognized additional tax expense of $60.1 million for discrete items, primarily related to $39.1 million of valuation allowances on certain deferred tax assets recognized in prior years that may not be realizable in certain foreign jurisdictions, $7.9 million of provisional tax related to the Tax Act, $4.8 million related to uncertain tax position and $8.3 million associated with various other issues. We expect the above tax provision for discrete items will have minimal cash tax implications for the foreseeable future. During the nine months ended September 30, 2018, our cash taxes paid totaled $25.8 million as compared to the $30 million paid during the corresponding period of 2017.
The effective tax rate for the nine months ended September 30, 2017 was lower than the federal statutory rate of 35.0%, primarily due to our intention to indefinitely reinvest in certain of our international operations, partially offset by a discrete tax item associated with share-based compensation.  In 2017, we did not provide for U.S. taxes on the portion of our foreign earnings that we deemed indefinitely reinvested.

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
Because we operate in various oil and gas exploration and production regions in the world, we conduct a portion of our business in currencies other than the U.S. dollar. The functional currency for several of our international operations is the applicable local currency. A stronger U.S. dollar against the U.K. pound sterling, the Norwegian kroner and the Brazilian real may result in lower operating income. We manage our exposure to changes in foreign exchange rates principally through arranging compensation in U.S. dollars or freely convertible currency and, to the extent possible, by limiting compensation received in other currencies to amounts necessary to meet obligations denominated in those currencies. We use the exchange rates in effect as of the balance sheet date to translate assets and liabilities as to which the functional currency is the local currency, resulting in translation adjustments that we reflect as accumulated other comprehensive income or loss in the equity section of our Consolidated Balance Sheets. We recorded net adjustments to our equity accounts of $(21.3) million and $20.3 million in the nine-month periods ended September 30, 2018 and 2017, respectively. Negative adjustments reflect the net impact of the strengthening of the U.S. dollar against various foreign currencies for locations where the functional currency is not the U.S. dollar. Conversely, positive adjustments reflect the effect of a weakening U.S. dollar.

We recorded foreign currency transaction losses of $3.8 million and $15.5 million in the three- and nine-month periods ended September 30, 2018, respectively. Those losses are included in Other income (expense), net in our Consolidated Statements of Operations in those respective periods. Since the second quarter of 2015, the exchange rate for the Angolan kwanza relative to the U.S. dollar generally has been declining, although the exchange rate was relatively stable during 2017. As our functional currency in Angola is the U.S. dollar, we recorded foreign currency transaction losses related to the kwanza of $4.5 million and $16.9 million in the three- and nine-month periods ended September 30, 2018, as a component of Other income (expense), net in our Consolidated Statements of Operations for those respective periods. Our foreign currency transaction losses are related primarily to the remeasurement of our Angolan kwanza cash balances to U.S. dollars. Any conversion of cash balances from kwanza is controlled by the central bank in Angola, and the central bank slowed this process from mid-2015 to 2017, causing our kwanza cash balances to increase during that period of time. However, beginning in 2018, the Angolan central bank has allowed us to repatriate cash from Angola. Through September 30, 2018, we were able to repatriate $57 million of cash from Angola. As of September 30, 2018 and December 31, 2017, we had the equivalent of approximately $14 million and $27 million of kwanza cash balances in Angola, respectively, reflected on our balance sheet. The decrease in kwanza cash balances in 2018 was mainly attributable to the repatriation of cash from Angola and cash used in our Angolan operations. Since December 31, 2017, Angola has devalued its currency by almost 75%. We will incur further foreign currency exchange losses in Angola if further currency devaluations occur.

To mitigate our currency exposure risk in Angola, we have used kwanza to purchase equivalent Angolan central bank (Banco Nacional de Angola) bonds. The bonds are denominated as U.S. dollar equivalents, so that, upon payment of semi-annual interest and principal upon maturity, payment is made in kwanza, equivalent to the respective U.S. dollars at the then-current exchange rate. Our intention was to hold the bonds to maturity, and to reinvest funds from maturing bonds in similar Angola bonds. We previously believed the chance of selling the bonds before maturity and repatriating cash out of Angola was remote. In the second quarter of 2018, $10 million of bonds matured, and the proceeds were reinvested by us in similar long-term assets. Additionally, we sold $52 million of bonds prior to their maturity date through September 30, 2018. Because we intend to sell the bonds if we are able to repatriate the proceeds, we changed our accounting for these bonds from held-to-maturity securities to available-for-sale securities. As of September 30, 2018, we classified $3 million of bonds due to mature in the next twelve months as Other current assets and $15 million of bonds due to mature after twelve months as Other non-

current assets on our Consolidated Balance Sheet, with $5 million maturing in 2020 and $10 million maturing in 2023.

We estimated the fair market value of the Angolan bonds to be approximately $18 million as of September 30, 2018 using quoted prices. Since the market for the Angolan bonds is not an active market, the fair value of the Angolan bonds is classified within Level 2 in the fair value hierarchy under U.S. GAAP. As of September 30, 2018, we have not recorded the difference between the fair market value and carrying amount of the outstanding bonds through the Consolidated Statement of Comprehensive Income (Loss) due to the insignificance of the difference between the fair market value and the carrying amount of the bonds.

Item 4.        Controls and Procedures.

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2018 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There has been no change in our internal control over financial reporting that occurred during the three months ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6.         Exhibits.

Index to Exhibits
			Registration or File Number	Form of Report	Report Date	Exhibit Number
*	3.1	Restated Certificate of Incorporation	1-10945	10-K	Dec. 2000	3.1
*	3.2	Certificate of Amendment to Restated Certificate of Incorporation	1-10945	8-K	May 2008	3.1
*	3.3	Certificate of Amendment to Restated Certificate of Incorporation	1-10945	8-K	May 2014	3.1
*	3.4	Amended and Restated Bylaws	1-10945	8-K	Aug. 2015	3.1
*	4.1	Agreement and Amendment No. 4 Credit Agreement, dated as of February 16, 2018, by and among Oceaneering International, Inc. ("Oceaneering"), Wells Fargo Bank, National association, as administrative agent and swing the lender, and the lenders party thereto	1-10945	8-K	Feb. 2018	4.1
*	4.2	Second Supplemental Indenture, dated February 6, 2018, between Oceaneering and Wells Fargo Bank, National Association, as Trustee, providing for the issuance of Oceaneering's 6.000% Senior Notes due 2028 (including Form of Notes)	1-10945	8-K	Feb. 2018	4.2
	4.3	Specimen of Common Stock Certificate
	12.1	Computation of Ratio of Earnings to Fixed Charges
	31.1	Rule 13a – 14(a)/15d – 14(a) certification of principal executive officer
	31.2	Rule 13a – 14(a)/15d – 14(a) certification of principal financial officer
	32.1	Section 1350 certification of principal executive officer
	32.2	Section 1350 certification of principal financial officer
	101.INS	XBRL Instance Document
	101.SCH	XBRL Taxonomy Extension Schema Document
	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
	101.LAB	XBRL Taxonomy Extension Label Linkbase Document
	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

	+	Management contract or compensatory plan or arrangement.
	*	Exhibit previously filed with the Securities and Exchange Commission, as indicated, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

October 31, 2018	/S/ RODERICK A. LARSON
Date	Roderick A. Larson
President and Chief Executive Officer
(Principal Executive Officer)

October 31, 2018	/S/ ALAN R. CURTIS
Date	Alan R. Curtis
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

October 31, 2018	/S/ W. CARDON GERNER
Date	W. Cardon Gerner
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)