Form 10-K
period 2018-12-31
OCEANEERING INTERNATIONAL INC
filed 2019-02-28
CIK 73756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☑  Yes    ☐  No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐   Yes     ☑   No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☑  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     ☑  Yes    ☐  No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐   Yes    ☑  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes    ☑  No
Aggregate market value of the voting stock held by nonaffiliates of the registrant computed by reference to the closing price of $25.46 of the Common Stock on the New York Stock Exchange as of June 29, 2018, the last business day of the registrant's most recently completed second quarter: $2.5 billion
Number of shares of Common Stock outstanding at February 22, 2019: 98,838,122.
Documents Incorporated by Reference:
Portions of the proxy statement relating to the registrant's 2019 annual meeting of shareholders, to be filed on or before April 30, 2019 pursuant to Regulation 14A of the Securities Exchange Act of 1934, are incorporated by reference to the extent set forth in Part III, Items 10-14 of this report.

Oceaneering International, Inc.
Form 10-K

PART I

Item 1.	Business.
GENERAL DEVELOPMENT OF BUSINESS
Oceaneering International, Inc. is a global provider of engineered services and products, primarily to the offshore oil and gas industry. Oceaneering also serves the offshore renewables, defense, aerospace and commercial theme park industries. Oceaneering was organized as a Delaware corporation in 1969 out of the combination of three diving service companies founded in the early 1960s. Since our establishment, we have concentrated on the development and marketing of underwater services and products to meet customer needs requiring the use of advanced technology. We believe we are one of the world's largest underwater services contractors. The services and products we provide to the energy industry include remotely operated vehicles, specialty subsea hardware, engineering and project management, subsea intervention services, including manned diving, survey and positioning services, seabed preparation and asset integrity and nondestructive testing services. Our foreign operations, principally in the North Sea, Africa, Brazil, Australia and Asia, accounted for approximately 50% of our revenue, or $1.0 billion, for the year ended December 31, 2018.
Our business segments are contained within two businesses – services and products provided primarily to the oil and gas industry, and to a lesser extent, the offshore renewables industry ("Energy Services and Products") and services and products provided to non-energy industries ("Advanced Technologies"). Our four business segments within the Energy Services and Products business are Remotely Operated Vehicles ("ROVs"), Subsea Products, Subsea Projects and Asset Integrity. We report our Advanced Technologies business as one segment. Unallocated Expenses are expenses not associated with a specific business segment. These consist of expenses related to our incentive and deferred compensation plans, including restricted stock and bonuses, as well as other general expenses.
Energy Services and Products. The primary focus of our Energy Services and Products business over the last several years has been toward increasing our asset base and capabilities for providing services and products for offshore operations and subsea completions. In recent years, we have focused on increasing our service and product offerings toward our oil and gas customers' operating expenses and the offshore renewable energy market.
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

•	the assets of a provider of riserless light well intervention services;

•	a majority interest in an Azerbaijani company that supports the provision of ROV and diving services in the Caspian Sea region; and

•	a U.K. company that builds and operates tools for seabed preparation, route clearance and trenching for the installation of submarine cables and pipelines.
ROVs. We provide ROVs, which are tethered submersible vehicles remotely operated from the surface, to customers in the energy industry for drilling support and vessel-based services, including subsea hardware installation, construction, pipeline inspection, survey and facilities inspection, maintenance and repair. We design and build our new ROVs at in-house facilities, the largest of which is in Morgan City, LA. In 2018, we added six ROVs to our fleet and retired ten. Our work-class ROV fleet size was 275 at December 31, 2018, 279 at December 31, 2017 and 280 at December 31, 2016. We have decreased our ROV fleet size over the last four years as a result of lower market demand.
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
Subsea Projects. Our Subsea Projects segment consists of our subsea installation, inspection, diving, maintenance and repair services, principally in the U.S. Gulf of Mexico and offshore Angola and India, utilizing a fleet consisting of two owned and one chartered dynamically positioned deepwater vessels with integrated high-specification work-class ROVs onboard, and four owned shallow water diving and survey vessels, other spot-chartered vessels and other assets. Our owned vessels are Jones Act-compliant. The dynamically positioned vessels are equipped with thrusters that allow them to maintain a constant position at a location without the use of anchors. They are used in the inspection, maintenance and repair of subsea facilities, pipeline or flowline tie-ins, pipeline crossings and installations. These vessels can also carry and install equipment or umbilicals required to bring subsea well completions into production (tie-back to production facilities). With our acquisitions of C & C Technologies, Inc. ("C&C") in 2015 and Ecosse Subsea Limited ("Ecosse") in 2018, further described below, we provide survey services and route clearance and trenching services.

We previously had several deepwater vessels under long-term charter. The last of our long term charters expired in March 2018. With the current market conditions, our philosophy is to attempt to charter vessels for specific projects on a back-to-back basis with the vessel owners. This generally minimizes our contract exposure by closely matching our obligations with our revenue. Unless indicated otherwise, each of the chartered vessels discussed below is a deepwater multiservice subsea support vessel outfitted with two of our high-specification work-class ROVs.

In 2012, we moved the chartered vessel Ocean Intervention III to Angola and also chartered the Bourbon Oceanteam 101 to work on a three-year field support vessel services contract for a unit of BP plc. We had extended the charter of the Bourbon Oceanteam 101 to January 2017. However, in early 2016, the customer exercised its right, under the field support vessel services contract, to terminate its use of the Bourbon Oceanteam 101 at the end of May 2016. Under the terms of the contract, the costs incurred by us associated with the early release and demobilization of the vessel were reimbursed by the customer. Following the release of the vessel, we redelivered it to the vessel supplier. The charter for the Ocean Intervention III expired at the end of July 2017. Under the field support vessel services contract, which was extended through January 2019 and subsequently renewed under a new contract through January 2022, we are continuing to supply project management and engineering services. We also provide ROV tooling and asset integrity services as requested by the customer. Chartered vessels and barges are provided to the customer upon request.

In March 2013, we commenced a five-year bareboat charter for a Jones Act-compliant multiservice support vessel, the Ocean Alliance, we have been using in the U.S. Gulf of Mexico. In January 2015, we commenced a two-year contract with a customer for the use of the Ocean Alliance which expired in January 2017. We returned the Ocean Alliance to the vessel owner in the first quarter of 2018 and continue to market the vessel, now renamed Cade Candies, for spot market work in the U.S. Gulf of Mexico on a back-to-back basis with the owner.
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
During the third quarter of 2013, we signed an agreement with a shipyard for the construction of a subsea support vessel, to be named the Ocean Evolution. We expect to take delivery in the first quarter and place the vessel into service in the second quarter of 2019. We intend for the vessel to be U.S. flagged and documented with a coastwise endorsement by the U.S. Coast Guard. The vessel has an overall length of 353 feet, a Class 2 dynamic positioning system, accommodations for 110 personnel, a helideck, a 250-ton active heave-compensated crane, a working moonpool, and two of our high specification 4,000 meter work-class ROVs. The vessel is also equipped with a satellite communications system capable of transmitting streaming video for real-time work observation by shore personnel. We anticipate the vessel will be used to augment our ability to provide subsea intervention services in the U.S. Gulf of Mexico. These services are required to perform inspection, maintenance and repair projects and hardware installations.
In 2015, we acquired C&C, now known as Oceaneering Survey Services, for approximately $224 million. Our survey business is a global provider of ocean-bottom mapping services, utilizing customized autonomous underwater vehicles, and provides marine construction surveys for both surface and subsea assets, as well as satellite-based positioning services for drilling rigs and seismic and construction vessels. It also provides near-shore survey services along the U.S. Gulf Coast and in Mexico, and performs shallow water conventional geophysical surveys in the U.S. Gulf of Mexico.
In March 2018, we acquired Ecosse for approximately $68 million. Ecosse builds and operates seabed preparation, route clearance and trenching tools for submarine cables and pipelines on an integrated basis that includes vessels, ROVs and survey services.  Enabling technologies acquired in the transaction include Ecosse's modular seabed system, capable of completing the entire trenching work scope (route preparation, boulder clearance, trenching and backfill), and its newly developed trenching system. These systems primarily serve the shallow water offshore renewables market.
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

Advanced Technologies. Our Advanced Technologies segment consists of two business units: (1) government; and (2) commercial. Government services and products include engineering and related manufacturing in defense and space exploration activities, principally to U.S. Government agencies and their prime contractors. Our commercial business unit offers a turnkey solution that includes program management, engineering design, fabrication/assembly and installation to the commercial theme park industry and mobile robotics solutions including automated guided vehicle technology to a variety of industries.
DESCRIPTION OF BUSINESS
Energy Services and Products
Our Energy Services and Products business consists of ROVs, Subsea Products, Subsea Projects and Asset Integrity.
ROVs. ROVs are tethered submersible vehicles remotely operated from the surface. We use our ROVs in the offshore energy industry to perform a variety of underwater tasks, including drill support, vessel-based inspection, maintenance and repair, installation and construction support, pipeline inspection and surveys, and subsea production facility operation and maintenance. Work-class ROVs are outfitted with manipulators, sonar and video cameras, and can operate specialized tooling packages and other equipment or features to facilitate the performance of specific underwater tasks. At December 31, 2018, we owned 275 work-class ROVs. We believe we operate the largest fleet of ROVs in the world. We also believe we are the industry leader in providing ROV services for drill support, with an estimated 62% market share at the end of 2018.

ROV revenue:	Amount	Percent of Total Revenue
	(in thousands)
2018	$394,801	21%
2017	393,655	21%
2016	522,121	23%

Subsea Products. We construct a variety of specialty subsea hardware and provide related services. These include:

•	various types of subsea umbilicals utilizing steel tubes and thermoplastic hoses, along with termination assemblies;

•	tooling, ROV tooling and subsea work packages;

•	production control equipment;

•	installation and workover control systems ("IWOCS");

•	riserless light well intervention services

•	clamp connectors;

•	pipeline connector and repair systems;

•	subsea and topside control valves; and

•	subsea chemical injection valves.
.
Offshore well operators use subsea umbilicals and production control equipment to control subsea wellhead hydrocarbon flow, monitor downhole and wellhead conditions and perform chemical injection. They are also used to provide power and fluids to other subsea processing hardware, including pumps and gas/oil separation equipment. ROV tooling provides an additional operational interface between an ROV and permanently installed equipment located on the sea floor. Riserless light well intervention services, IWOCS and subsea work packages facilitate well and associated equipment intervention for the purposes of flow remediation and well stimulation.

Subsea Products revenue:	Amount	Percent of Total Revenue
	(in thousands)
2018	$515,000	27%
2017	625,513	33%
2016	692,030	30%
Subsea Projects. We perform subsea oilfield hardware installation and inspection, maintenance and repair services. We provide seabed preparation, route clearance and trenching services for submarine cables in renewable energy markets. We service offshore projects with dynamically positioned vessels that typically have Oceaneering ROVs onboard. We service shallow water projects with our manned diving operation utilizing dive support vessels and saturation diving systems.
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
We also provide survey services and route clearance and trenching services.

Subsea Projects revenue:	Amount	Percent of Total Revenue
	(in thousands)
2018	$329,163	17%
2017	291,993	15%
2016	472,979	21%
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

Asset Integrity revenue:	Amount	Percent of Total Revenue
	(in thousands)
2018	$253,886	13%
2017	236,778	12%
2016	275,397	12%
Advanced Technologies
Our Advanced Technologies segment provides engineering services and manufacturing to the U.S. Department of Defense, NASA and major government contractors. We also provide integrated mobile robotic system solutions to domestic and international theme parks, automotive manufacturers and retail warehousing. We work with our customers to understand their specialized requirements, identify and mitigate risks, and provide them value-added, maintainable, safe and certified solutions. The segment's largest customer is the U.S. Navy, for whom we perform engineering services, prototype design building services and repair and maintenance services on submarines and surface ships.
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
For commercial markets, we provide engineering services and we manufacture patented motion-based “dark ride” vehicle systems and innovative customized robotic and mechanical solutions to the commercial theme park industry. For automotive manufacturers and retail warehousing markets, we develop, implement and maintain innovative, turnkey logistic solutions based on automated guided vehicle technology. Our commercial-related products and services are sold into both domestic and international markets.

Advanced Technologies revenue:	Amount	Percent of Total Revenue
	(in thousands)
2018	$416,632	22%
2017	373,568	19%
2016	309,076	14%

MARKETING
Energy Services and Products. Oil and gas exploration and development expenditures fluctuate from year to year. In particular, budgetary approval for more expensive drilling and production in deepwater, an area in which we have a high degree of focus, may be postponed or suspended during periods when exploration and production companies reduce their offshore capital spending. In recent years, we have focused on increasing our service and product offerings toward our oil and gas customers' operating expenses and the offshore renewable energy market.
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
In connection with the services we perform in our Energy Services and Products business, we generally seek contracts that compensate us on a dayrate basis. Under dayrate contracts, the contractor provides the ROV, vessel or equipment and the required personnel to operate the unit and compensation is based on a rate per day for each day the unit is used. The typical dayrate depends on market conditions, the nature of the operations to be performed, the duration of the work, the equipment and services to be provided, the geographical areas involved and other variables. Dayrate contracts may also contain an alternate, lower dayrate that applies when a unit is moving to a new site or when operations are interrupted or restricted by equipment breakdowns, adverse weather or water conditions or other conditions beyond the contractor's control. Contracts for our product sales are generally for a fixed price.
Advanced Technologies. We market our engineered products and services primarily to U.S. Government agencies and their prime contractors in defense and space exploration activities, and to domestic and international theme park operators, automotive manufacturers and retail warehousing.
Major Customers. Our top five customers in 2018, 2017 and 2016 accounted for 39%, 40% and 43%, respectively, of our consolidated revenue. In 2018, 2017 and 2016, four of our top five customers were oil and gas exploration and production companies served by our Energy Services and Products business segments, with the other one being the U.S. Navy or other parts of the U.S. Government, which is served by our Advanced Technologies segment. During 2018, revenue from one customer, Royal Dutch Shell, accounted for 10% of our total consolidated annual revenue and in each of 2017 and 2016, revenue from another customer, BP plc and subsidiaries, accounted for 12% and 18%, respectively, of our total consolidated annual revenue.
Although we do not depend on any one customer, the loss of one of our significant customers could, at least on a short-term basis, have an adverse effect on our results of operations and cash flows.
RAW MATERIALS
Most of the raw materials we use in our manufacturing operations, such as steel in various forms, copper, electronic components and plastics, are available from many sources. However, some components we use to manufacture subsea umbilicals are available from limited sources. With the exception of certain kinds of steel tube, where we are limited in the number of available suppliers, we can offer alternative materials or technologies in many cases, which depends on the requisite approval of our customers. Currently, we are experiencing limited steel tube availability, due to several large project requirements, coupled with suppliers having reduced capacity during the industry downturn. We believe we have secured sufficient steel tubes to satisfy existing backlog and anticipated orders to be produced in 2019. We believe the situation is temporary and will resolve itself as the industry returns to a more normal run rate.
COMPETITION
Our businesses operate in highly competitive industry segments.
Energy Services and Products
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
ROVs. We believe we are the world's largest owner/operator of work-class ROVs employed in energy related operations. At December 31, 2018, we owned 275 work-class ROVs, and we estimate that this represented approximately 25% of the work-class ROVs utilized in the oilfield service industry. We compete with several major companies on a worldwide basis and with numerous others operating locally in various areas.
Competition for ROV services historically has been based on equipment availability, location of or ability to deploy the equipment, quality of service and price. The relative importance of these factors can vary over time based on market conditions. The ability to develop improved equipment and techniques and to train and retain skilled personnel is also an important competitive factor in our markets. Demand for ROVs has been decreasing since mid 2014 due to the oil price environment, and our margins have decreased in recent periods due to lower utilization and pricing pressure, as price has become a more important factor in the current market environment.
Subsea Products. There are many competitors offering specialized products and services. We are one of several companies that compete on a worldwide basis for the provision of steel tube and thermoplastic control umbilicals, and compared to current and forecasted market demand, we are faced with overcapacity in the umbilical manufacturing market.
Subsea Projects. We perform subsea intervention and hardware installation services, principally in the U.S. Gulf of Mexico, offshore Angola and the North Sea, from multiservice deepwater vessels. We are one of many companies that offer these services. In general, our competitors can move their vessels to where we operate from other locations with relative ease. Our survey and positioning services, along with our seabed preparation, route clearance and trenching services, operate in a similar competitive environment. We also have many competitors that supply commercial diving services to the oil and gas industry in the U.S. Gulf of Mexico.
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
SEASONALITY AND BACKLOG
We generate a material amount of our consolidated revenue from contracts for services in the U.S. Gulf of Mexico in our Subsea Projects segment, which is usually more active in the second and third quarters, as compared to the rest of the year. The European operations of our Asset Integrity segment are also seasonally more active in the second and third quarters. Revenue in our ROV segment is subject to seasonal variations in demand, with our first quarter generally being the low quarter of the year. The level of our ROV seasonality depends on the number of ROVs we have engaged in vessel-based subsea infrastructure inspection, maintenance, repair and installation, which is more seasonal than drilling support. Revenue in each of our Subsea Products and Advanced Technologies segments generally has not been seasonal.
The amounts of backlog orders we believed to be firm as of December 31, 2018 and 2017 were as follows (in millions):

	As of December 31, 2018			As of December 31, 2017
	Total		1+ yr*	Total	1+ yr*
Energy Services and Products
ROVs	$497		$219	$432	$198
Subsea Products	332		96	276	50
Subsea Projects	76		7	153	38
Asset Integrity	248	52	87	301	111
Total Energy Services and Products	1,153		409	1,162	397
Advanced Technologies	312		51	218	47
Total	$1,465		$460	$1,380	$444

 *    Represents amounts that were not expected to be performed within one year.
No material portion of our business is subject to renegotiation of profits or termination of contracts by the U.S. government.
PATENTS AND LICENSES
We currently hold numerous U.S. and foreign patents and pending patent applications. We have acquired patents and licenses and granted licenses to others when we have considered it advantageous for us to do so. Although in the aggregate our patents and licenses are important to us, we do not regard any single patent or license or group of related patents or licenses as critical or essential to our business as a whole. In general, we depend on our technological capabilities and the application of know-how rather than patents and licenses in the conduct of our operations.

REGULATION
Our operations are affected from time to time and in varying degrees by foreign and domestic political developments and foreign, federal and local laws and regulations, including those relating to:

•	operating from and around offshore drilling, production and marine facilities;

•	national preference for local equipment and personnel;

•	marine vessel safety;

•	protection of the environment;

•	workplace health and safety;

•	data privacy;

•	taxation;

•	license requirements for exportation of our equipment and technology; and

•	currency conversion and repatriation.
In addition, our Energy Services and Products business primarily depends on the demand for our services and products from the oil and gas industry and, therefore, is affected by changing taxes, price controls and other laws and regulations relating to the oil and gas industry generally. The adoption of laws and regulations curtailing offshore exploration and development drilling for oil and gas for economic and other policy reasons would adversely affect our operations by limiting demand for our services. We cannot determine the extent to which new legislation, new regulations or changes in existing laws or regulations may affect our future operations.
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

Our quality management systems are registered as being in conformance with ISO 9001:2015 and cover:

•	all our Energy Services and Products services and products in the United Kingdom (the "U.K.") and Norway;

•	our Remotely Operated Vehicle operations in the U.S. Gulf of Mexico, the U.K., Norway, Brazil, Canada, the Middle East, Australia and Asia;

•	our Asset Integrity operations in the Western Hemisphere, the Middle East, Australia, the United States and Indonesia;

•	our Subsea Projects operations;

•	our Subsea Products segment; and

•	the Oceaneering Space Systems, Oceaneering Technologies, Entertainment and Marine Services units of our Advanced Technologies segment.
ISO 9001 is an internationally recognized system for quality management established by the International Standards Organization, and the 2015 edition emphasizes customer satisfaction, risk assessment and continual improvement.
EMPLOYEES
As of December 31, 2018, we had approximately 8,600 employees. Our workforce varies seasonally and peaks during the second and third quarters. We consider our relations with our employees to be satisfactory.
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

In addition, various statements this report contains, including those that express a belief, expectation or intention are forward-looking statements. Those forward-looking statements appear in Part I of this report in Item 1 – "Business," Item 2 – "Properties" and Item 3 – "Legal Proceedings" and in Part II of this report in Item 7 – "Management's Discussion and Analysis of Financial Condition and Results of Operations," Item 7A – "Quantitative and Qualitative Disclosures About Market Risk" and in the Notes to Consolidated Financial Statements incorporated into Item 8 and elsewhere in this report. These forward-looking statements speak only as of the date of this report, we disclaim any obligation to update these statements, and we caution you not to rely unduly on them. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks, contingencies and uncertainties relate to, among other matters, the following:

•
factors affecting the level of activity in the energy industry, including worldwide demand for and prices of oil and natural gas, oil and natural gas production growth and the supply and demand of offshore drilling rigs;

•	decisions about offshore developments to be made by oil and gas exploration, development and production companies;

•	decisions about offshore developments to be made by offshore renewables companies;

•	the use of subsea completions and our ability to capture associated market share;

•	general economic and business conditions and industry trends;

•	the strength of the industry segments in which we are involved;

•	cancellations of contracts, change orders and other contractual modifications and the resulting adjustments to our backlog;

•	collections from our customers;

•	the levels of oil and gas production to be processed by the Medusa field production spar platform;

•	our future financial performance, including as a result of the availability, terms and deployment of capital;

•	the consequences of significant changes in currency exchange rates;

•	the volatility and uncertainties of credit markets;

•	changes in tax laws, regulations and interpretation by taxing authorities;

•	changes in, or our ability to comply with, other laws and governmental regulations, including those relating to the environment;

•	the continued availability of qualified personnel;

•	our ability to obtain raw materials and parts on a timely basis and, in some cases, from limited sources;

•	operating risks normally incident to offshore exploration, development and production operations;

•	hurricanes and other adverse weather and sea conditions;

•	cost and time associated with drydocking of our vessels;

•	the highly competitive nature of our businesses;

•	adverse outcomes from legal or regulatory proceedings;

•	the risks associated with integrating businesses we acquire;

•
the risks associated with the use of complex information technology systems, including cybersecurity risks and the risks associated with failures to protect data privacy in accordance with applicable legal requirements and contractual provisions binding upon us;

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

EXECUTIVE OFFICERS OF THE REGISTRANT
Executive Officers. The following information relates to our executive officers as of February 22, 2019:

NAME	AGE	POSITION	EXECUTIVE OFFICER SINCE	EMPLOYEE SINCE
Roderick A. Larson	52	President and Chief Executive Officer and Director	2012	2012
Clyde W. Hewlett	64	Chief Operating Officer	2011	1988
Alan R. Curtis	53	Senior Vice President and Chief Financial Officer	2015	1995
David K. Lawrence	59	Senior Vice President, General Counsel and Secretary	2012	2005
Stephen P. Barrett	61	Senior Vice President, Business Development	2015	2015
W. Cardon Gerner	64	Senior Vice President and Chief Accounting Officer	2006	2006
William J. Boyle	58	Senior Vice President, Asset Integrity	2016	2016
Philip G. Beierl	60	Senior Vice President, Advanced Technologies	2018	2005
Martin J. McDonald	55	Senior Vice President, Remotely Operated Vehicles	2015	1989
Eric A. Silva	59	Senior Vice President, Operations Support	2017	2014

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

Stephen P. Barrett, Senior Vice President, Business Development, joined Oceaneering in July 2015 as Senior Vice President, Subsea Products.  He was appointed to his current position in November 2016. Prior to joining Oceaneering, he served at FMC Technologies beginning in 1982, progressing through a variety of engineering, sales and marketing, and general management roles, most recently as Global Subsea Services Director from 2013 to 2015.
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

Philip G. Beierl, Senior Vice President, Advanced Technologies joined Oceaneering in 2005. Before joining Oceaneering in 2005, he served as a U.S. Navy diving and salvage officer for over 25 years. He served and held leadership positions in the Oceaneering Technologies unit, most recently as its Vice President and General Manager from August 2014. He was appointed as Vice President, Advanced Technologies in January 2018 and then to his current position in May 2018.

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

We derive most of our revenue from customers in the offshore oil and gas exploration, development and production industry. The offshore oil and gas industry is a historically cyclical industry characterized by significant changes in the levels of exploration and development activities. Oil and gas prices, and market expectations of potential changes in those prices, significantly affect the levels of those activities. Worldwide political, economic and military events have contributed to oil and gas price volatility and are likely to continue to do so in the future. Since the general decline in the price of oil from mid 2014, many oil and gas companies made significant reductions in their capital and operating expenditures, which are adversely impacting demand for the services and products provided by our Energy Services and Products business. Any prolonged reduction in the overall level of offshore oil and gas exploration and development activities, whether resulting from changes in oil and gas prices or otherwise, could materially and adversely affect our financial condition and results of operations in our segments within our Energy Services and Products business. Some factors that have affected and are likely to continue affecting oil and gas prices and the level of demand for our services and products include the following:

•	worldwide demand for oil and gas;

•	general economic and business conditions and industry trends;

•	the ability of the Organization of Petroleum Exporting Countries, or OPEC, to set and maintain production levels;

•	the level of production by non-OPEC countries, including U.S. shale oil;

•	the ability of oil and gas companies to generate funds for capital expenditures;

•	domestic and foreign tax policy;

•	laws and governmental regulations that restrict exploration and development of oil and gas in various offshore jurisdictions;

•	technological changes;

•	the political environment of oil-producing regions;

•	the price and availability of alternative energy; and

•	overall economic conditions.
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

A significant portion of our revenue is attributable to operations in foreign countries. These activities accounted for approximately 50% of our consolidated revenue in 2018. Risks associated with our operations in foreign areas include risks of:

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
Our exposure to the risks we described above varies from country to country. In recent periods, economic conditions, political instability and civil unrest in Africa have been our greatest concerns. There is a risk that a continuation or worsening of these conditions could materially and adversely impact our future business, operations, financial condition and results of operations. Of our total consolidated revenue for 2018, we generated approximately 13% from our operations in Africa, primarily in Angola.

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
Our backlog is subject to unexpected adjustments and cancellations and is, therefore, an uncertain indicator of our future revenue and earnings.
There can be no assurance that the revenue included in our backlog will be realized or, if realized, will result in profits. Because of project cancellations or potential changes in the scope or schedule of our customers' projects, we cannot predict with certainty when or if backlog will be realized. Material delays, suspensions, cancellations or payment defaults could materially affect our financial condition, results of operations and cash flows. We may be at risk of delays, suspensions and cancellations in the current market environment.

Reductions in our backlog due to cancellation by a customer or for other reasons would adversely affect, potentially to a material extent, the revenue and earnings we actually receive from contracts included in our backlog. Many of our ROV contracts have 30-day notice termination clauses. Some of the contracts in our backlog provide for cancellation fees in the event customers cancel projects. These cancellation fees usually provide for reimbursement of our out-of-pocket costs, revenue for work performed prior to cancellation and a varying percentage of the profits we would have realized had the contract been completed. We typically have no contractual right upon cancellation to the total contract revenue as reflected in our backlog. If we experience significant project terminations, suspensions or scope adjustments to contracts reflected in our backlog, our financial condition, results of operations and cash flows may be adversely impacted.
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

Employee, agent or partner misconduct or our overall failure to comply with laws or regulations could weaken our ability to win contracts, which could result in reduced revenue and profits.
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
Our future growth will depend on our ability to continue to innovate by developing and commercializing new service and product offerings. Investments in new technologies involve varying degrees of uncertainties and risk. Commercial success depends on many factors, including the levels of innovation, the development costs and the availability of capital resources to fund those costs, the levels of competition from others developing similar or other competing technologies, our ability to obtain or maintain government permits or certifications, the effectiveness of production, distribution and marketing efforts, and the costs to customers to deploy and provide support for the new technologies. We may not achieve significant revenue from new service and product investments for a number of years, if at all. Moreover, new services and products may not be profitable, and, even if they are profitable, our operating margins from new services and products may not be as high as the margins we have experienced historically.
The loss of the services of one or more of our key personnel, or our failure to attract, assimilate and retain trained personnel in the future, could disrupt our operations and result in loss of revenue.
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
Our businesses operate in highly competitive industry segments. Some of our competitors or potential competitors have greater financial or other resources than we have. Our operations may be adversely affected if our current competitors or new market entrants introduce new products or services with better features, performance, prices or other characteristics than those of our services and products. This factor is significant to our segments' operations, particularly in the segments within our Energy Services and Products business, where capital investment is critical to our ability to compete.
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
Our operations (both onshore and offshore) are highly dependent on information technology systems, including systems that collect, organize, store or use personal data. Threats to information technology systems associated with cybersecurity risks and cyber incidents or attacks continue to grow. In addition, breaches to our systems or third-party systems utilized by us could go unnoticed for some period of time. Risks associated with these threats include disruptions of certain systems on our vessels or utilized to operate our ROVs; other impairments of our ability to conduct our operations; loss of or damage to intellectual property, proprietary information or employee or customer data; disruption of our customers’ operations; loss or damage to our customer data delivery systems; and increased costs to prevent, respond to or mitigate cybersecurity incidents. If such a cyber-incident were to occur, it could have a material adverse effect on our business and our consolidated financial condition, results of operations and cash flows.
In addition, the regulatory environment surrounding data privacy and protection is evolving and can be subject to significant change. New laws and regulations relating to data privacy and the unauthorized disclosure of confidential information, including the European Union General Data Protection Regulation and recent legislation and regulations adopted in various U.S. jurisdictions, pose complex compliance challenges and may result in increased costs, and any failure to comply with those laws and regulations (or contractual provisions requiring similar compliance), including as a result of security and privacy breaches, could result in negative publicity and significant penalties or other liabilities. Additionally, if we acquire an entity that has violated or is not in compliance with applicable data privacy and protection laws or regulations (or contractual provisions), we may experience similar adverse consequences.
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
Uncertainties in the future interpretation and application of the 2017 U.S. tax reform legislation could materially affect our tax obligations and effective tax rate.
U.S. tax reform legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act") was enacted on December 22, 2017, and significantly affected U.S. tax law by changing how the United States imposes income tax on multinational corporations. The U.S. Department of the Treasury has broad authority to issue regulations and interpretative guidance that may significantly impact how we will apply the law and could impact our results of operations beginning in the period issued. Although we have reflected the effects of the Tax Act in our financial statements, regulatory guidance continues to be issued by the U.S. tax authorities. Any changes in the interpretation of the Tax Act as a result of such future regulatory guidance, which could materially affect our tax obligations and effective tax rate, will be recorded in the period that current or future proposed regulations become law.
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

We maintain office, shop and yard facilities in various parts of the world to support our operations. We consider these facilities, which we describe below, to be suitable for their intended use and adequate for our current operations. In these locations, we typically own or lease office facilities for our administrative and engineering staff, shops equipped for fabrication, testing, repair and maintenance activities and warehouses and yard areas for storage and mobilization of equipment to work sites. All sites are available to support any of our business segments as the need arises. The groupings that follow associate our significant offices with the primary business segment they serve.

Energy Services and Products. In general, our Energy Services and Products business segments share facilities. Our location in Morgan City, Louisiana consists of ROV manufacturing and training facilities, vessel docking facilities, open and covered warehouse space and offices. The Morgan City facilities primarily support operations in the United States. We have regional support offices for our North Sea, Africa, Brazil and Southeast Asia operations in: Aberdeen, Scotland; Stavanger and Bergen, Norway; Dubai, U.A.E.; Rio de Janeiro and Macaé, Brazil; Luanda, Angola; Chandigarh, India; Perth, Australia; Kuala Lumpur, Malaysia; Baku, Azerbaijan; and Singapore. We also have operational bases in various other locations.

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

For a description of the vessels we use in our Subsea Projects operations, see the discussion in Item 1. "Business" under the heading "GENERAL DEVELOPMENT OF BUSINESS – Energy Services and Products – Subsea Projects."

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

For information regarding legal proceedings, see the discussion under the caption "Litigation" in Note 7, "Commitments and Contingencies," of our Notes to Consolidated Financial Statements included in this report, which discussion we incorporate by reference into this Item.

Item 4.	Mine Safety Disclosures.
Not applicable.
Part II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock is listed on the New York Stock Exchange under the symbol OII. Our company Web site address is www.oceaneering.com

On February 22, 2019, there were 577 holders of record of our common stock. On that date, the closing sales price, as quoted on the New York Stock Exchange, was $15.80. In 2017, we declared quarterly dividends of $0.15 per share in the first three quarters. With an outlook for diminishing cash flow from operations for 2018, we felt it prudent to focus our resources on growth and positioning the company for the future. Consequently, our Board did not declare quarterly dividends to be paid in the fourth quarter of 2017 or during 2018. Although we will continue to review our dividend position on a quarterly basis, we do not anticipate our Board reinstating a quarterly cash dividend until we see a significant improvement in our market outlook and projected free cash flow.

In December 2014, our Board of Directors approved a share repurchase program under which we may repurchase up to 10 million shares of our common stock on a discretionary basis. The program calls for the repurchases to be made in the open market, or in privately negotiated transactions from time to time, in compliance with applicable laws, rules and regulations, including Rule 10b-18 under the Securities Exchange Act of 1934, as amended, subject to market and business conditions, levels of available liquidity, cash requirements for other purposes, applicable legal requirements and other relevant factors. The timing and amount of any repurchases will be determined by management based on its evaluation of these factors. We expect that any shares repurchased under the program will be held as treasury stock for future use. The new program does not obligate us to repurchase any particular number of shares. Under the program, we had repurchased 2.0 million shares of our common stock for $100 million through December 31, 2015. We have not repurchased any shares under the program since December 31, 2015.
EQUITY COMPENSATION PLAN INFORMATION
The following presents equity compensation plan information as of December 31, 2018:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	1,443,897	N/A	2,178,923
Equity compensation plans not approved by security holders	—	N/A	—
Total	1,443,897	N/A	2,178,923

In the table above, the number of securities to be issued upon exercise of outstanding options, warrants and rights shown as of December 31, 2018 are restricted stock units and shares of restricted stock granted under our 2010 incentive plan, as amended.
At December 31, 2018, there were: (1) no shares of Oceaneering common stock under equity compensation plans not approved by security holders available for grant; and (2) 2,178,923 shares of Oceaneering common stock under equity compensation plans approved by security holders available for grant in the form of stock options, stock appreciation rights or stock awards. We have not granted any stock options since 2005 and the Compensation Committee of our Board of Directors has expressed its intention to refrain from using stock options as a component of employee compensation for our executive officers and other employees for the foreseeable future. Additionally, our Board of Directors has expressed its intention to refrain from using stock options as a component of nonemployee director compensation for the foreseeable future. For a description of the material features of our equity compensation arrangements, see the discussion under the heading "Incentive Plan" in Note 9 of Notes to Consolidated Financial Statements included in this report.

PERFORMANCE GRAPH
The following graph compares our total shareholder return to the Standard & Poor's 500 Stock Index ("S&P 500") and the PHLX Oil Service Sector Index from December 31, 2013 through December 31, 2018. The PHLX Oil Service Sector Index is designed to track the performance of a set of companies involved in the oil services sector.
It is assumed in the graph that: (1) $100 was invested in Oceaneering Common Stock, the S&P 500 and the PHLX Oil Service Sector Index on December 31, 2013; and (2) any Oceaneering dividends are reinvested. The shareholder return shown is not necessarily indicative of future performance.

Comparison of Cumulative Shareholder Return
$200
$150
$100
$50
$0
12/31/13
12/31/14
12/31/15
12/31/16
12/31/17
12/31/18
Oceaneering International, Inc.
S&P 500 Index
PHLX Oil Service Sector Index

	December 31,
	2013	2014	2015	2016	2017	2018

Oceaneering	100.00	75.68	49.38	38.40	29.30	16.77

S&P 500	100.00	113.69	115.26	129.05	157.22	150.33

PHLX Oil Service Sector	100.00	76.23	58.40	69.49	57.54	31.52

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
Results of Operations:

	Year Ended December 31,
(in thousands, except per share amounts)	2018	2017	2016	2015	2014
Revenue	$1,909,482	$1,921,507	$2,271,603	$3,062,754	$3,659,624
Cost of services and products	1,780,256	1,726,897	1,992,376	2,457,325	2,800,423
Gross margin	129,226	194,610	279,227	605,429	859,201
Selling, general and administrative expense	198,259	183,954	208,463	231,619	230,871
Goodwill impairment	76,449	—	—	—	—
Income (loss) from operations	$(145,482)	$10,656	$70,764	$373,810	$628,330
Net income (loss)	$(212,327)	$166,398	$24,586	$231,011	$428,329
Cash dividends declared per Share	$—	$0.45	$0.96	$1.08	$1.03
Diluted earnings (loss) per share	$(2.16)	$1.68	$0.25	$2.34	$4.00
Depreciation and amortization	$293,590	$213,519	$250,247	$241,235	$229,779
Capital expenditures, including business acquisitions	$178,038	$104,958	$142,513	$423,988	$426,671
Other Financial Data:

	As of December 31,
(dollars in thousands)	2018	2017	2016	2015	2014
Working capital ratio	2.52	2.72	2.48	2.46	2.52
Working capital	$750,148	$751,605	$754,231	$901,537	$1,034,413
Total assets	$2,824,998	$3,023,950	$3,130,315	$3,429,536	$3,504,940
Long-term debt	$786,580	$792,312	$793,058	$795,836	$743,469
Shareholders' equity	$1,409,235	$1,659,164	$1,516,643	$1,578,734	$1,657,471
Goodwill as a percentage of Shareholders' equity	29%	27%	29%	27%	20%

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements in this annual report on Form 10-K, including, without limitation, statements regarding the following matters, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995:

•	our business strategy;

•	industry conditions;

•	seasonality;

•
our expectations about 2019 results of operations, items below the operating income line and segment operating results, and the factors underlying those expectations, including our expectations about demand and pricing for our energy services and products as a result of the factors we specify in "Overview" and "Results of Operations" below;

•	our backlog;

•	projections relating to floating rig demand and subsea tree installations;

•	the adequacy of our liquidity, cash flows and capital resources to support our operations and internally generated growth initiatives;

•	our projected capital expenditures for 2019;

•
our plans for future operations (including planned additions to and retirements from our remotely operated vehicle ("ROV") fleet, our intent regarding the new multiservice subsea support vessel scheduled to be placed into service in the second quarter of 2019 and other capital expenditures);

•	our ability and intent to redeem Angolan bonds and repatriate cash;

•	our anticipation of a discrete tax item in the first quarter of 2019;

•	our expectations regarding shares repurchased under our share repurchase plan;

•	our expectations regarding the implementation of new accounting standards and related policies, procedures and controls;

•	our expectations about our ROV fleet utilization in the future; and

•	our expectations regarding the effect of inflation in the near future.
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
Overview
The table that follows sets out our revenue and operating results for 2018, 2017 and 2016.

	Year Ended December 31,
(dollars in thousands)	2018	2017	2016
Revenue	$1,909,482	$1,921,507	$2,271,603
Gross Margin	129,226	194,610	279,227
Gross Margin %	7%	10%	12%
Operating Income (Loss)	(145,482)	10,656	70,764
Operating Income (Loss) %	(8)%	1%	3%
Net Income (Loss)	(212,327)	166,398	24,586

Our business depends substantially on the level of spending on offshore developments by our customers in the energy industry. During 2018, we generated approximately 78% of our revenue, from services and products we provide to the energy industry. The full year of 2018 unfolded as we expected, with increased levels of energy services and products activity being more than offset by lower pricing for our energy services and products. Overall, our 2018 revenue approximated our 2017 revenue, with increases in our ROV, Subsea Projects, Asset Integrity and Advance Technologies segments, offset by a substantial decrease in our Subsea Products segment.
In 2018, on a consolidated level, we had a net loss of $212 million, or diluted loss of $2.16 per share, compared to net income of $166 million, or diluted earnings of $1.68 per share, in 2017. The $378 million decrease from 2017 net income was primarily attributable to income taxes. In 2018, we had income tax expense of $26 million, due primarily to discrete tax expense adjustments, and in 2017, we had an income tax benefit of $184 million, due primarily to a $189 million tax benefit resulting from the December 2017 enactment of U.S. tax reform legislation commonly referred to as the 2017 Tax Cuts and Jobs Act (the "Tax Act"). Year-over-year, our change in tax expense (benefit) represented $210 million of the previously mentioned decrease in net income.

Additionally, we had an operating loss of $145 million in 2018 compared to operating income of $11 million in 2017. For 2018, our revenue was essentially flat with 2017 as we experienced increased levels of offshore energy activities, however, competitive pressures resulted in lower pricing for our services and products in our energy related segments. Due to lower profit contributions from our energy services and products businesses, operating results decreased $156 million from 2017. The declines in profitability were most notably in:

•
our Subsea Projects segment, which had a $96 million decrease in the operating results on $37 million higher revenue, with a pre-tax goodwill impairment of $76 million in 2018, largely resulting from the protracted downturn in survey and vessel activity;

•	our Subsea Products segment, which had a $40 million decrease in operating income on $111 million less revenue; and

•	our ROV segment, which had a $21 million decrease in operating income on relatively flat revenue.

In 2018, we invested in the following capital initiatives:

•
$100 million to add capabilities in our Subsea Projects segment, including the acquisition of Ecosse Subsea Limited ("Ecosse") for $68 million and the continued construction of a new subsea support vessel, Ocean Evolution, scheduled to be placed into service during the second quarter of 2019;

•	$46 million to upgrade our work-class ROVs; and

•	$25 million to add capabilities in our Subsea Products segment.

We expect our 2019 operating results to improve year-over-year based on increased activity across all of our segments. Apart from seasonality, we view pricing and margins in the current market to be relatively stable. Operationally, we anticipate all of our segments, with the exception of Asset Integrity, to generate improved yearly results, with the largest increase in profitability occurring in Subsea Products and Advanced Technologies, beginning in the second quarter. Our 2019 forecast is based on the expectation of higher overall activity and stabilized pricing within our energy segments, modest activity improvement within our government businesses and improved performance in our commercial businesses.

We use our ROVs to provide drilling support, vessel-based inspection, maintenance and repair, subsea hardware installation, construction, and pipeline inspection services to customers in the energy industry. Most of our ROVs have historically been used to provide drill support services. Therefore, the number of floating drilling rigs on hire is a leading market indicator for this business. The following table shows average floating rigs under contract and our ROV utilization.

	2018	2017	2016
Average number of floating rigs under contract	148	150	177
ROV days on hire (in thousands)	52	47	60
ROV utilization	51%	46%	53%

Demand for floating rigs is the primary leading indicator of the strength of the deepwater market. According to industry data published by IHS Petrodata, excluding rigs under construction, at the end of 2018 there were 244 floating drilling rigs in operation or available for work throughout the world, with 146 of those rigs under contract. Of the 146 rigs under contract, 37 have contract terms expiring during the first six months of 2019. The offshore rig count in 2018 was relatively stable, at approximately 148 rigs.

In addition to floating rig demand, the number of subsea tree completions is another leading indicator, and the primary demand driver for our Subsea Products lines. According to industry data published by Wood MacKenzie in December 2018, there will be 254 subsea tree installations in 2019, compared to 275 in 2018, 274 in 2017 and 280 in 2016. As many as 25 projects in water depths greater than 400 meters are expected to reach "final investment decision" in 2019, up from less then 10 in 2018.

Below the operating income line, we expect:

•	a loss on our equity investment in Medusa Spar LLC, due to depreciation more than offsetting cash earnings;

•
increased interest expense as a result of a full year of payments on the $300 million of Senior Notes we issued in February 2018 and higher floating interest rates, and less than a full year of capitalized interest on the Ocean Evolution; and

•	lower foreign currency exchange losses as a result of lower cash balances in the Angolan kwanza.

In 2019, our income tax payments, estimated to total $25 million, are expected to relate to taxes incurred in countries that impose tax on the basis of in-country revenue, without regard to the profitability of such operations. At this time, we do not foresee realizing a current-year tax benefit from our projected consolidated pre-tax loss, so any discussion of an estimated effective tax rate would not be meaningful.
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
Revenue Recognition. Effective January 1, 2018, we adopted Accounting Standard Update ("ASU") 2014-09, "Revenue from Contracts with Customers," which implemented Accounting Standards Codification Topic 606 ("ASC 606"). We have used the modified retrospective method applied to those contracts that were not completed as of January 1, 2018, and have utilized the practical expedient to reflect the effect on contract modifications in the aggregate. The cumulative effect of applying ASC 606 has been recognized as an adjustment to retained earnings as of January 1, 2018. The comparative information with respect to prior periods has not been retrospectively restated and continues to be reported under the accounting standards in effect for those periods.

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

We have elected to recognize the cost for freight and shipping as an expense when incurred. Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, and that are collected by us from customers, are excluded from revenue.

In our service-based business lines, which principally charge on a day rate basis for services provided, there is no significant impact in the pattern of revenue and profit recognition as a result of implementation of ASC 606. In our product-based business lines, there are impacts on the pattern of our revenue and profit recognition in our contracts using the percentage-of-completion method, as a result of the requirement to exclude uninstalled materials and significant inefficiencies from the measure of progress. This occurs in our Subsea Products segment.

We apply judgment in the determination and allocation of transaction price to performance obligations, and the subsequent recognition of revenue, based on the facts and circumstances of each contract. We routinely review estimates related to our contracts and, where required, reflect revisions to profitability in earnings immediately. If an element of variable consideration has the potential for a significant future reversal of revenue, we will constrain that variable consideration to a level intended to remove the potential future reversal. If a current estimate of total contract cost indicates an ultimate loss on a contract, we recognize the projected loss in full when we determine it. In prior years, we have recorded adjustments to earnings as a result of revisions to contract estimates. We strive to estimate our contract costs and profitability accurately. However, there could be significant adjustments to overall contract costs in the future, due to changes in facts and circumstances.

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
Goodwill. Our goodwill is evaluated for impairment annually and whenever we identify certain triggering events or circumstances that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Events or circumstances that might indicate an interim evaluation is warranted include, among other things, unexpected adverse business conditions, macro and reporting unit specific economic factors (for example, interest rate and foreign exchange rate fluctuations, and loss of key personnel), supply costs, unanticipated competitive activities and acts by governments and courts.
In our evaluation of goodwill, we perform a qualitative or quantitative impairment test. Under the qualitative approach, if we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we are required to perform the quantitative analysis to determine the fair value for the reporting unit. Thereafter, we compare the fair value of the reporting unit with its carrying amount and recognize an impairment loss for the amount by which the carrying amount exceeds the fair value of the reporting unit. The loss recognized should not exceed the total amount of goodwill allocated to the reporting unit. We also consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable.
The fair value of all our reporting units in our 2017 quantitative analysis exceeded their respective carrying amounts by a significant margin with the exception of one reporting unit, Subsea Projects, the fair value of which only exceeded its carrying value by approximately 20%. Our Subsea Projects reporting unit had the largest balance of goodwill and newer goodwill that would be subject to impairment if business conditions deteriorated subsequent to the acquisitions generating the goodwill.
In our 2018 annual goodwill evaluation, we performed a qualitative assessment for our Subsea Projects reporting unit. Due to the protracted downturn in survey and vessel activity, we determined that it was more likely than not that the fair value was less than the carrying value. As a result, we determined that a quantitative assessment was necessary for our Subsea Projects reporting unit.
In our 2018 quantitative analysis for the Subsea Projects reporting unit, we estimated the fair value by weighing the results from the income approach and the market approach. These valuation approaches consider a number of factors that include, but are not limited to, prospective financial information, growth rates, terminal value, discount rates and comparable multiples of similar companies in our industry and require us to make certain assumptions and estimates regarding industry economic factors and future profitability of our business. Based on this quantitative test, we determined that the fair value for Subsea Projects was less than its carrying value and, as a result, we recorded a pre-tax goodwill impairment loss of $76 million in the Subsea Project reporting unit. The goodwill impairment was included as a component of "Income (Loss) From Operations" in our Consolidated Statement of Operations for the year ended December 31, 2018. For the remaining reporting units, qualitative assessments were performed and we concluded that it was more likely than not that the fair value of the reporting unit was more than the carrying value of the reporting unit.
Income Taxes. Our tax provisions are based on our expected taxable income, statutory rates and tax-planning opportunities available to us in the various jurisdictions in which we operate. The determination of taxable income in any jurisdiction requires the interpretation of the related tax laws. We are at risk that a taxing authority's final determination of our tax liabilities may differ from our interpretation. Our effective tax rate may fluctuate from year to year, as our operations are conducted in different taxing jurisdictions, the amount of pre-tax income fluctuates and our estimates regarding the realizability of items such as foreign tax credits may change.
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

In March 2016, the FASB issued ASU 2016-09, "Compensation – Stock Compensation Improvements to Employee Share-Based Payment Accounting." This update requires that all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) should be recognized as income tax expense or benefit in the statement of operations. The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. An entity also should recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. Currently, an entity must determine, for each award, whether the difference between the deduction for tax purposes and the compensation cost recognized for financial reporting purposes results in either an excess tax benefit or a tax deficiency. The amendments in this update are effective for us beginning January 1, 2017. Through December 31, 2016, we recognized excess tax benefits in additional paid-in capital, and tax deficiencies have been recognized as an offset to accumulated excess tax benefits. In 2017 and 2018, we recorded a tax deficiency in the first quarter and, under this new standard, we recognized it as a discrete item in our statement of operations rather than in additional paid-in capital. We also expect a tax deficiency in the first quarter of 2019, which will be recognized as a discrete item in our statement of operations.

As further discussed in Note 4, "Income Taxes," of our Notes to Consolidated Financial Statements included in this report, the Tax Act was enacted on December 22, 2017, and significantly affected how the United States imposes income tax on multinational corporations. The U.S. Department of the Treasury and other regulatory bodies continue to finalize changes to existing laws and regulations which may result from the Tax Act. In accordance with SEC Staff Accounting Bulletin No. 118 ("SAB No. 118"), we recorded provisional estimates to reflect the effects of the provisions of the Tax Act on our income tax assets and liabilities as of December 31, 2017. We have collected additional information to complete our assessment of the impacts of these changes on our operations and recorded income tax assets and liabilities as of December 31, 2018.
For a summary of our major accounting policies and a discussion of recently adopted accounting standards, please see Note 1 of our Notes to Consolidated Financial Statements included in this report.
Liquidity and Capital Resources

We consider our liquidity and capital resources adequate to support our operations and growth initiatives. At December 31, 2018, we had working capital of $750 million, including cash and cash equivalents of $354 million. Additionally, we had $500 million available through our revolving credit facility under a credit agreement further described below.

In November 2014, we completed the public offering of $500 million aggregate principal amount of 4.650% Senior Notes due 2024 (the "2024 Senior Notes"). We pay interest on the 2024 Senior Notes on May 15 and November 15 of each year. The 2024 Senior Notes are scheduled to mature on November 15, 2024.

In February 2018, we completed the public offering of $300 million aggregate principal amount of 6.000% Senior Notes due 2028 (the "2028 Senior Notes"). We pay interest on the 2028 Senior Notes on February 1 and August 1 of each year. The 2028 Senior Notes are scheduled to mature on February 1, 2028.

We may redeem some or all of the 2024 Senior Notes and the 2028 Senior Notes (collectively, the "Senior Notes") at specified redemption prices. We used the net proceeds from the 2028 Senior Notes to repay our term loan indebtedness described further below.

In October 2014, we entered into a credit agreement (as amended, the "Credit Agreement") with a group of banks. The Credit Agreement initially provided for a $500 million five-year revolving credit facility (the "Revolving Credit Facility"). Subject to certain conditions, the aggregate commitments under the Revolving Credit Facility may be increased by up to $300 million at any time upon agreement between us and existing or additional lenders. Borrowings under the Revolving Credit Facility may be used for general corporate purposes. The Credit Agreement also provided for a $300 million term loan, which we repaid in full in February 2018, using net proceeds from the issuance of our 2028 Senior Notes referred to above, and cash on hand.

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

The Credit Agreement contains various covenants that we believe are customary for agreements of this nature, including, but not limited to, restrictions on our ability and the ability of each of our subsidiaries to incur debt, grant liens, make certain investments, make distributions, merge or consolidate, sell assets and enter into certain restrictive agreements. We are also subject to a maximum adjusted total Capitalization Ratio (as defined in the Credit Agreement) of 55%. The Credit Agreement includes customary events of default and associated remedies. As of December 31, 2018, we were in compliance with all the covenants set forth in the Credit Agreement.

We have two interest rate swaps in place on a total of $200 million of the 2024 Senior Notes for the period to November 2024. See Note 7 of Notes to Consolidated Financial Statements included in this report for a description of these interest rate swaps.

We incurred $6.9 million and $4.2 million of issuance costs related to the 2024 Senior Notes and the 2028 Senior Notes, respectively, and $2.6 million of new loan costs, including costs of the amendments prior to Amendment No. 4, related to the Credit Agreement. The costs, net of accumulated amortization, are included as a reduction of Long-term debt in our Consolidated Balance Sheet, as it pertains to the Senior Notes, and in Other non-current assets as it pertains to the Credit Agreement. We are amortizing these costs to Interest expense through the maturity date for the Senior Notes and to January 2023 for the Credit Agreement.

Our maximum outstanding indebtedness during 2018 under the Credit Agreement and the Senior Notes was $800 million, and our total interest costs, including commitment fees, were $45 million.

Our capital expenditures, including business acquisitions, for 2018, 2017 and 2016 were $178 million, $105 million and $143 million, respectively. Our capital expenditures in 2018 included $46 million in our ROV segment, $25 million in our Subsea Products segment and $100 million in our Subsea Projects segment. Our capital expenditures in 2018 included the acquisition of Ecosse for approximately $68 million in our Subsea Projects segment. Ecosse builds and operates seabed preparation, route clearance and trenching tools for submarine cables and pipelines on an integrated basis that includes vessels, ROVs and survey services.  Enabling technologies acquired in the transaction include Ecosse's modular seabed system, capable of completing the entire trenching work scope (route preparation, boulder clearance, trenching and backfill), and its newly developed trenching system. These systems primarily serve the shallow water offshore renewables market.

Our capital expenditures in 2017 included $40 million in our ROV segment, $28 million in our Subsea Products segment and $30 million in our Subsea Projects segment. Our capital expenditures in 2016 included: $50 million in our ROV segment; $57 million in our Subsea Products segment and $26 million in our Subsea Projects segment.

For 2019, we expect our capital expenditures to be in the range of $105 million to $125 million, exclusive of business acquisitions. This includes approximately $40 million to $50 million of maintenance capital expenditures and $65 million to $75 million of growth capital expenditures, including the purchase of equipment needed to support the Brazil drill pipe riser contract awarded in 2018 and the final payments to complete the Jones Act vessel Ocean Evolution in our Subsea Projects segment. We expect to place the Ocean Evolution into service during the second quarter of 2019.
Our capital expenditures during 2018, 2017 and 2016 included $46 million, $40 million and $50 million, respectively, in our ROV segment, principally for upgrades to our ROV fleet and to replace certain units we retired and for facilities infrastructure to support our ROV fleet. We currently plan to add new ROVs only to meet contractual commitments. We added six, seven and six ROVs to our fleet and retired ten, eight and 41 units during 2018, 2017 and 2016, respectively, resulting in a total of 275 work-class systems in our fleet at December 31, 2018. Over the past three years, we retired a greater number of ROVs than we have added due to market conditions and outlook.

We previously had several deepwater vessels under long-term charter. The last of our long-term charters expired in March 2018. With the current market conditions, our philosophy is to attempt to charter vessels for specific projects on a back-to-back basis with the vessel owners. This generally minimizes our contract exposure by closely matching our obligations with our revenue. Unless indicated otherwise, each of the chartered vessels discussed below is a deepwater multiservice subsea support vessel outfitted with two of our high-specification work-class ROVs.

In 2012, we moved the chartered vessel Ocean Intervention III to Angola and also chartered the Bourbon Oceanteam 101 to work on a three-year field support vessel services contract for a unit of BP plc. We had extended the charter of the Bourbon Oceanteam 101 to January 2017. However, in early 2016, the customer exercised its right, under the field support vessel services contract, to terminate its use of the Bourbon Oceanteam 101 at the end of May 2016. Under the terms of the contract, the costs incurred by us associated with the early release and demobilization of the vessel were reimbursed by the customer. Following the release of the vessel, we redelivered it to the vessel supplier. The charter for the Ocean Intervention III expired at the end of July 2017. Under the field support vessel services contract, which was extended through January 2022, we are continuing to supply project management and engineering services. We also provide ROV tooling and asset integrity services as requested by the customer. Chartered vessels and barges are provided to the customer upon request.
In March 2013, we commenced a five-year bareboat charter for a Jones Act-compliant multiservice support vessel, the Ocean Alliance, we have been using in the U.S. Gulf of Mexico. In January 2015, we commenced a two-year contract with a customer for the use of the Ocean Alliance, which expired in January 2017. We returned the Ocean Alliance to the vessel owner in the first quarter of 2018 and continue to market the vessel, now renamed the Cade Candies, for spot market work in the U.S. Gulf of Mexico on a back-to-back basis with the owner.
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
During the third quarter of 2013, we signed an agreement with a shipyard for the construction of a subsea support vessel, to be named the Ocean Evolution. We expect to take delivery in the first quarter and place the vessel into service in the second quarter of 2019. We intend for the vessel to be U.S. flagged and documented with a coastwise endorsement by the U.S. Coast Guard. The vessel has an overall length of 353 feet, a Class 2 dynamic positioning system, accommodations for 110 personnel, a helideck, a 250-ton active heave-compensated crane, a working moonpool, and two of our high specification 4,000 meter work-class ROVs. The vessel is also equipped with a satellite communications system capable of transmitting streaming video for real-time work observation by shore personnel. We anticipate the vessel will be used to augment our ability to provide subsea intervention services in the U.S. Gulf of Mexico. These services are required to perform inspection, maintenance and repair projects and hardware installations.
Our principal source of cash from operating activities is our net income (loss), adjusted for the non-cash expenses of depreciation and amortization, deferred income taxes and noncash compensation under our restricted stock plans. Our $37 million, $136 million and $339 million of cash provided from operating activities in 2018, 2017 and 2016, respectively, were affected by cash increases (decreases) of: (1) $(87) million, $13 million and $123 million, respectively, of changes in accounts receivable; (2) $(12) million, $66 million and $18 million, respectively, of changes in inventory; and (3) $29 million, $(76) million and $(115) million, respectively, of changes in accounts payable and accrued liabilities. The decrease in cash related to accounts receivable in 2018 reflected higher business levels in the fourth quarter of 2018, as compared to the fourth quarter of 2017, along with timing of customer payments. The increase in cash related to changes in current liabilities in 2018 reflected timing of vendor payments. In each of 2017 and 2016, our accounts receivable, inventory and accounts payable and accrued liabilities all decreased as a result of lower revenue and activity in general from the immediately preceding year. The 2016 decrease in inventory was in addition to write-downs totaling $30 million in our ROV and Subsea Products segments.
In 2018, we used $99 million in net investing activities. We used $109 million to purchase property and equipment, $68 million for the acquisition of Ecosse and $10 million for the purchase of Angolan central bank bonds indexed to the U.S. dollar. These outlays were partially offset by $70 million of proceeds received from maturities and redemptions of Angola bonds and $15 million of proceeds received from the sale of a cost method investment. In 2017, we used a net of $112 million in investing activities, with $105 million used to fund the capital expenditures and business acquisitions and $11 million used to purchase Angolan central bank bonds indexed to the U.S. dollar. In 2016, we used a net of $169 million in investing activities, with $143 million used to fund the capital expenditures and business acquisitions, and $39 million used to purchase Angolan central bank bonds indexed to the U.S. dollar.
In 2018, we used $6 million in financing activities, with $300 million for a repayment of the term loan facility, substantially offset by $296 million of the proceeds received from the issuance of the 2028 Senior Notes, net of issuance costs. In 2017, we used $46 million in financing activities, primarily for the $44 million of cash dividends we paid. In 2016, we used $96 million in financing activities, primarily for the $94 million of cash dividends we paid.
In December 2014, our Board of Directors approved a share repurchase program under which we may repurchase up to 10 million shares of our common stock on a discretionary basis. The program calls for the repurchases to be made in the open market, or in privately negotiated transactions from time to time, in compliance with applicable laws, rules and regulations, including Rule 10b-18 under the Securities Exchange Act of 1934, as amended, subject to market and business conditions, levels of available liquidity, cash requirements for other purposes, applicable legal requirements and other relevant factors. The timing and amount of any repurchases will be determined by management based on its evaluation of these factors. We expect that any shares repurchased under the new program will be held as treasury stock for future use. The program does not obligate us to repurchase any particular number of shares. We account for the shares we hold in treasury under the cost method, at average cost. Through December 31, 2015 under the program, we repurchased 2 million shares of our common stock for $100 million. We have not repurchased any shares under the program since December 31, 2015.
As of December 31, 2018, we retained 12.3 million of the shares we had repurchased through this and a prior program. We expect to hold the shares repurchased for future use.
Because of our significant foreign operations, we are exposed to currency fluctuations and exchange rate risks. We generally minimize these risks primarily through matching, to the extent possible, revenue and expense in the various currencies in which we operate. Cumulative translation adjustments as of December 31, 2018 relate primarily to our net investments in, including long-term loans to, our foreign subsidiaries. A stronger U.S. dollar against the U.K. pound sterling, Norwegian kroner and Brazilian real would result in lower operating income. See Item 7A – "Quantitative and Qualitative Disclosures About Market Risk."
Results of Operations
Additional information on our business segments is shown in Note 8 of the Notes to Consolidated Financial Statements included in this report.
Energy Services and Products. The table that follows sets out revenue and profitability for the business segments within our Energy Services and Products business. In the ROV section of the table that follows, "Days available" includes all days from the first day that an ROV is placed in service until the ROV is retired. All days in this period are considered available days, including periods when an ROV is undergoing maintenance or repairs. Our ROVs do not have scheduled maintenance or repair that requires significant time when the ROVs are not available for utilization.

	Year Ended December 31,
(dollars in thousands)	2018	2017	2016
Remotely Operated Vehicles
Revenue	$394,801	$393,655	$522,121
Gross Margin	32,652	50,937	59,038
Gross Margin %	8%	13%	11%
Operating Income	1,641	22,366	25,193
Operating Income %	—%	6%	5%
Days available	101,464	101,951	112,588
Days utilized	52,084	47,282	59,963
Utilization %	51%	46%	53%
Subsea Products
Revenue	515,000	625,513	692,030
Gross Margin	59,984	97,086	140,275
Gross Margin %	12%	16%	20%
Operating Income	5,614	45,539	75,938
Operating Income %	1%	7%	11%
Backlog at end of period	332,000	276,000	431,000
Subsea Projects
Revenue	329,163	291,993	472,979
Gross Margin	9,596	25,021	51,392
Gross Margin %	3%	9%	11%
Operating Income (Loss)	(86,008)	10,279	34,476
Operating Income (Loss)%	(26)%	4%	7%
Asset Integrity
Revenue	253,886	236,778	275,397
Gross Margin	34,995	37,382	41,458
Gross Margin %	14%	16%	15%
Operating Income	8,660	11,231	7,551
Operating Income %	3%	5%	3%
Total Energy Services and Products
Revenue	$1,492,850	$1,547,939	$1,962,527
Gross Margin	137,227	210,426	292,163
Gross Margin %	9%	14%	15%
Operating Income (Loss)	(70,093)	89,415	143,158
Operating Income (Loss)%	(5)%	6%	7%

Historically, we built new ROVs to increase the size of our fleet in response to demand to support deepwater drilling and vessel-based inspection, maintenance and repair ("IMR") and installation work. These vehicles are designed for use around the world in water depths of 10,000 feet or more. In 2015, as a result of declining market conditions, we began building fewer ROVs, generally limiting additions to meet contractual commitments. We added six, seven and six ROVs in 2018, 2017 and 2016, respectively, while retiring 59 units over the three-year period. Our ROV fleet size was 275 at December 31, 2018, 279 at December 31, 2017 and 280 at December 31, 2016. We have decreased our ROV fleet size over the last four years in response to lower market demand.

For the year ended December 31, 2018, our ROV operating income declined on revenue that was relatively flat compared to 2017, due to lower average dayrates and higher costs, slightly offset by increased days-on-hire. Lower dayrates resulted from the continued competitive market conditions for offshore drilling and production driven by lower levels of offshore drilling activity. Higher costs were due to shorter duration of the contracts and additional costs associated with mobilizations and work performed to reactivate the systems that had previously been idle.

For the year ended December 31, 2017, our ROV operating income declined slightly compared to 2016, on a revenue decline of 25%. Revenue declined on fewer days-on-hire and lower average dayrates, both as a result of the continued decline in market conditions for offshore drilling and production. ROV revenue in 2017 also included a $7.3 million sale of accessory equipment that was integrated into a customer's rigs. Our 2016 operating results included $41 million of charges, which consisted of: (1) $25.2 million for a reserve for excess inventory, (2) $10.8 million for the retirement of 39 ROVs, (3) $3.8 million of restructuring expenses and (4) $1.2 million of bad debt expenses. These 2016 charges were reflected in our cost of services and products, except for the charges related to bad debts, which were reflected in general and administrative expenses in our financial statements.

For ROVs in 2019, we expect improved results based on increased days on hire, minor shifts in geographic mix and generally stable pricing, while dealing with continued mobilization and make-ready challenges. We historically have expected to retire, on average, 4% to 5% of our fleet on an annual basis, although we retired a greater number in 2016 due to market conditions and we retired a lower number in each of 2018 and 2017 as a result of the reduced existing fleet size. Our overall ROV fleet utilization is expected to be in the mid 50% range for 2019.

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

	Year Ended December 31,
	2018	2017	2016
Manufactured Products	55%	64%	65%

Service and Rental	45%	36%	35%

For the year ended December 31, 2018, our Subsea Products operating results decreased from 2017 across both business units, due to lower umbilical-related backlog from the beginning of the year as a result of lower demand for our manufactured products and reduced activity in our service and rental business attributable to progress completed on a significant custom-engineered project during 2017, a significant decline in Asia and Australia market activity, start-up costs pertaining to our light well intervention equipment, as well as the write-offs of certain obsolete equipment.

For the year ended December 31, 2017, our Subsea Products revenue and operating income decreased from 2016 across both business units, but most notably due to lower pricing of service and rental. Our 2016 results included the following charges:

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
We anticipate our Subsea Products segment operating income in 2019 to improve as a result of securing good order intake in 2018 and anticipated awards in early 2019, driving increased throughput within our manufactured products business unit, and higher activity levels and contribution from the services and rental business unit. With increased overall activity and better absorption of our fixed costs, we anticipate that our operating income margin will be in the mid-single digit range. Our Subsea Products backlog was $332 million at December 31, 2018, approximately 20%, higher than it was at December 31, 2017. The backlog increase from 2017 was largely attributable to an increase in order intake for our service and rental offerings.

Our Subsea Projects operating results for the year ended December 31, 2018 were lower compared to 2017, due to a goodwill impairment charge largely resulting from the protracted downturn in survey and vessel activity, reduced project activity and diving work in Angola and the write-offs of obsolete equipment and intangible assets associated with exiting the land survey business. These results were partially offset by increased diving and deepwater activity in the U.S. Gulf of Mexico.

For the year ended December 31, 2017, our Subsea Projects revenue and operating income decreased from 2016, as a result of generally lower vessel demand and pricing, and the release in May 2016 of the Bourbon Oceanteam 101, which was previously deployed under the field support vessel services contract offshore Angola.

In 2019, our Subsea Projects segment is expected to generate better results with improvements in survey and renewables work, modestly offset by reduced international and Gulf of Mexico vessel activity. Vessel dayrates remain very competitive but appear to have stabilized. We expect to place the Ocean Evolution into service during the second quarter of 2019.

For the year ended December 31, 2018, compared to 2017, Asset Integrity's operating income decreased due to lower contract pricing for the purpose of contracts retention.
For the year ended December 31, 2017, Asset Integrity operating income improved from the 2016 on lower revenue, as we benefited from restructuring efforts we made in prior periods. Our 2016 operating results included bad debt expense of $5.0 million, which was reflected in selling, general and administrative expense, and $1.4 million of restructuring charges, which were reflected in our cost of services and products.
We anticipate our 2019 operating results for Asset Integrity to be relatively flat compared to 2018, as contract pricing remains extremely competitive.
Advanced Technologies. The table that follows sets out revenue and profitability for this segment.

	Year Ended December 31,
(dollars in thousands)	2018	2017	2016
Revenue	$416,632	$373,568	$309,076
Gross Margin	58,959	44,421	33,784
Gross Margin %	14%	12%	11%
Operating Income	33,920	22,039	11,809
Operating Income %	8%	6%	4%

Our Advanced Technologies segment consists of two business units: (1) government; and (2) commercial. Government services and products include engineering and related manufacturing in defense and space exploration activities. Our commercial business unit offers a turnkey solution that includes program management, engineering design, fabrication/assembly and installation to the commercial theme park industry and mobile robotics solutions including automated guided vehicle technology to a variety of industries. The following table presents revenue from government and commercial, as their respective percentages of total Advanced Technologies revenue:

	Year Ended December 31,
	2018	2017	2016
Government	67%	74%	78%

Commercial	33%	26%	22%

For the year ended December 31, 2018, compared to 2017, our Advanced Technologies segment achieved record operating income, due to steady growth in our government business and a significant increase in activity in our commercial business, specifically entertainment.

For the year ended December 31, 2017, compared to 2016, Advanced Technologies operating income was higher, from improved volume of theme park-related projects in our entertainment business.

We project our Advanced Technologies operating results in 2019 to increase, due to continued high demand and activity levels in our entertainment business, improvements in our automated guided vehicle operations, and modest growth in our government-related units.
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
The table that follows sets out our unallocated expenses.

	Year Ended December 31,
(dollars in thousands)	2018	2017	2016
Gross margin expenses	$(66,960)	$(60,237)	$(46,720)
% of revenue	4%	3%	2%
Operating expenses	(109,309)	(100,798)	(84,203)
% of revenue	6%	5%	4%
Our unallocated expenses for the year ended December 31, 2018 increased compared to 2017, primarily due to higher expenses related to information technology and incentive compensation from our performance units and bonuses.
Our unallocated expenses for the year ended December 31, 2017 increased compared to 2016, primarily due to higher 2017 estimated expenses related to incentive compensation from our performance units and bonuses.
We anticipate Unallocated Expenses in 2019 to increase due to the expectation for higher projected short- and long-term performance based incentive compensation expense. Our Unallocated Expenses have been running at decreased levels over the last few years, as our financial results have not achieved performance targets, primarily due to the prolonged downturn in the offshore oilfield markets we serve. Based on an expected increase in offshore activities, a more stable pricing environment, realized benefits from ongoing cost and performance initiatives, and continued growth in our Advanced Technologies segment, we expect to achieve higher performance targets for 2019, as well as over the longer-term. Therefore, as we re-establish accruals for our annual and long-term incentive compensation programs, Unallocated Expenses are expected to be approximately $140 million during 2019.
Other. The table that follows sets forth our financial statement items below the operating income line.

	Year Ended December 31,
(dollars in thousands)	2018	2017	2016
Interest income	$9,962	$7,355	$3,900
Interest expense, net of amounts capitalized	(37,742)	(27,817)	(25,318)
Equity earnings (loss) of unconsolidated affiliates	(3,783)	(1,983)	244
Other income (expense), net	(8,788)	(6,055)	(6,244)
Provision (benefit) for income taxes	26,494	(184,242)	18,760

Interest income increased in 2018 from an increase in the short-term interest rates received on our cash equivalents in the U.S.

In addition to interest on borrowings, interest expense includes amortization of loan costs, fees for lender commitments under our revolving credit agreement and fees for standby letters of credit and bank guarantees that banks issue on our behalf for performance bonds, bid bonds and self-insurance requirements.

Interest expense increased in 2018 compared to 2017 due to higher interest rate from the 2028 Senior Notes issued in February 2018 replacing our Term Loan and higher interest rates from our interest rate swaps, partially offset by an increase in our capitalized interest. We capitalized $7.3 million, $4.6 million and $3.7 million of interest in 2018, 2017 and 2016, respectively, associated with the new-build vessel, the Ocean Evolution, described under "Liquidity and Capital Resources" above.
Included in other income (expense), net are foreign currency transaction losses of $18 million, $5.2 million and $4.8 million for 2018, 2017 and 2016, respectively. The losses in 2018 and 2016 primarily related to Angola, which devalued its currency by 46% in 2018 and 18% in 2016. We did not incur significant currency transaction losses in any one currency in 2017. We could incur further foreign currency exchange losses in Angola if further currency devaluations occur. However, in 2019, we expect lower foreign currency exchange losses, due to lower cash balances in Angolan kwanza.
In 2018, Other income (expense), net also included a pre-tax gain of $9.3 million resulting from the sale of our cost method investment in ASV Global, LLC in September 2018. The total consideration from the sale was $15 million, which is subject to final working capital adjustments and customary holdbacks. In 2016, other income (expense), net also includes curtailment costs of $1.1 million related to a defined benefit plan for employees in Norway.
On December 22, 2017, the Tax Act was enacted, most notably reducing the U.S. corporate income tax rate from 35% to 21% effective January 1, 2018, and creating a quasi-territorial tax system with a one-time mandatory transition tax on applicable previously-deferred foreign earnings of foreign subsidiaries. In 2018, based on regulations issued by the U.S. Department of the Treasury and additional accounting analysis, we reflected the effects of the Tax Act in our financial statements to include a tax impact of $8.8 million related to the one-time mandatory transition tax. As regulatory guidance continues to be issued by the U.S. tax authorities, any difference in the interpretation of the Tax Act resulting from final or newly issued regulations will be recorded in the period that current or future proposed regulations become law. In 2017, as a result of the Tax Act, we estimated and recorded a $189 million non-cash benefit in the fourth quarter of 2017, making the effective tax rate for 2017 not meaningful. Various components of the Tax Act contributed to the $189 million non-cash benefit. At December 31, 2017, we remeasured our deferred tax assets and liabilities to reflect the reduction in the U.S. corporate income tax rate from 35% to 21%, resulting in a provisional $23 million decrease in income tax expense for the year ended December 31, 2017. Prior to enactment, we provided deferred taxes liabilities associated with certain unrepatriated earnings that will now be subject to tax-free repatriation, resulting in a provisional $222 million decrease in income tax expense for the year ended December 31, 2017. The transition tax and resulting quasi-territorial type tax regime impacts the utilization of our remaining foreign tax credits, resulting in a provisional valuation allowance of $56 million against such deferred tax assets and a corresponding increase to income tax expense for the year ended December 31, 2017.

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements, as defined by SEC rules.
Contractual Obligations
At December 31, 2018, we had payments due under contractual obligations as follows:

(dollars in thousands)	Payments due by period
	Total	2019	2020-2021	2022-2023	After 2023
Long-term Debt	$800,000	$—	$—	$—	$800,000
Other Operating Leases	387,751	35,064	61,230	55,296	236,161
Purchase Obligations	299,117	282,646	15,262	402	807
Other Long-term Obligations reflected on our Balance Sheet under GAAP	58,419	1,567	2,359	1,601	52,892
TOTAL	$1,545,287	$319,277	$78,851	$57,299	$1,089,860
At December 31, 2018, we had outstanding purchase order commitments totaling $299 million, including approximately $10 million for the construction of the new subsea support vessel, the Ocean Evolution, scheduled to be placed into service during the second quarter of 2019.
We previously had several deepwater vessels under long-term charter. The last of our long-term charters expired in March 2018. With the current market conditions, our philosophy is to attempt to charter vessels for specific projects on a back-to-back basis with the vessel owners. This generally minimizes our contract exposure by closely matching our obligations with our revenue.

In 2001, we entered into an agreement with our Chairman of the Board of Directors (the "Chairman") who was also then our Chief Executive Officer. That agreement was amended in 2006 and in 2008. Pursuant to the amended agreement, the Chairman relinquished his position as Chief Executive Officer in May 2006 and began his post-employment service period on December 31, 2006, which continued through August 15, 2011, during which service period the Chairman, acting as an independent contractor, agreed to serve as nonexecutive Chairman of our Board of Directors. The agreement provides the Chairman with post-employment benefits for ten years following August 15, 2011. The agreement also provides for medical coverage on an after-tax basis to the Chairman, his spouse and children for their lives. We recognized the net present value of the post-employment benefits over the expected service period. Our total accrued liabilities, current and long-term, under this post-employment benefit were $3.2 million and $3.9 million at December 31, 2018 and 2017, respectively.
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
In order to minimize the negative impact of inflation on our operations, we attempt to cover the increased cost of anticipated changes in labor, material and service costs, either through an estimate of those changes, which we reflect in the original price, or through price escalation clauses in our contracts. Our success in achieving price escalation clauses has become more challenging, due to the protracted downturn and over-capacity in the energy market in which we compete. Inflation has not had a material effect on our revenue or income from operations in the past three years, and no such effect is expected in the near future.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
We are currently exposed to certain market risks arising from transactions we have entered into in the normal course of business. These risks relate to interest rate changes and fluctuations in foreign exchange rates. Except for our exposure in Angola, we do not believe these risks are material. We have not entered into any market risk sensitive instruments for speculative or trading purposes. When we have a significant amount of borrowings, we typically manage our exposure to interest rate changes through the use of a combination of fixed- and floating-rate debt. See Note 7 of Notes to Consolidated Financial Statements included in this report for a description of our revolving credit facility and interest rates on our borrowings. We have two interest rate swaps in place on a total of $200 million of the 2024 Senior Notes for the period to November 2024. See Note 6 of Notes to Consolidated Financial Statements included in this report for a description of these interest rate swaps. We believe significant interest rate changes would not have a material near-term impact on our future earnings or cash flows.
Because we operate in various regions in the world, we conduct a portion of our business in currencies other than the U.S. dollar. The functional currency for most of our international operations is the applicable local currency. A stronger U.S. dollar against the U.K. pound sterling, the Norwegian kroner and the Brazilian real would result in lower operating income. We manage our exposure to changes in foreign exchange rates principally through arranging compensation in U.S. dollars or freely convertible currency and, to the extent possible, by limiting compensation received in other currencies to amounts necessary to meet obligations denominated in those currencies. We use the exchange rates in effect as of the balance sheet date to translate assets and liabilities as to which the functional currency is the local currency, resulting in translation adjustments that we reflect as accumulated other comprehensive income or loss in the equity section of our Consolidated Balance Sheets. We recorded net adjustments of $(47) million, $11 million and $(6) million to our equity accounts in 2018, 2017 and 2016, respectively. Negative adjustments reflect the net impact of the strengthening of the U.S. dollar against various foreign currencies for locations where the functional currency is not the U.S. dollar. Conversely, positive adjustments reflect the effect of a weakening U.S. dollar.
We recorded foreign currency transaction losses of $18 million, $5.2 million and $4.8 million for 2018, 2017 and 2016, respectively. Those losses are included in Other income (expense), net in our Consolidated Statements of Operations in those respective periods. Since the second quarter of 2015, the exchange rate for the Angolan kwanza relative to the U.S. dollar generally has been declining, with the exception of the exchange rate being relatively stable during 2017. As our functional currency in Angola is the U.S. dollar, we recorded foreign currency transaction losses related to the kwanza of $19 million, $0.1 million and $7.3 million in 2018, 2017 and 2016, respectively. The currency transaction losses in Angola are related primarily to the remeasurement of our Angolan kwanza cash balances to U.S. dollars. Angola devalued its currency by 46% and 18% in 2018 and 2016, respectively. Any conversion of cash balances from kwanza to U.S. dollars is controlled by the central bank in Angola, and the central bank slowed this process from mid-2015 to 2017, causing our kwanza cash balances to increase during that period of time. However, beginning in 2018, the Angolan central bank has allowed us to repatriate cash from Angola. During 2018, we were able to repatriate $74 million of cash from Angola.
As of December 31, 2018 and December 31, 2017, we had the equivalent of approximately $9.3 million and $27 million of kwanza cash balances, respectively, in Angola, reflected on our balance sheet. The decrease in kwanza cash balances in 2018 was mainly attributable to the repatriation of cash from Angola and cash used in our Angolan operations.
To mitigate our currency exposure risk in Angola, we have used kwanza to purchase equivalent Angolan central bank (Banco Nacional de Angola) bonds. The bonds are denominated as U.S. dollar equivalents, so that, upon payment of semi-annual interest and principal upon maturity, payment is made in kwanza, equivalent to the respective U.S. dollars at the then-current exchange rate. In 2018, we received a total of $70 million proceeds from maturities and redemptions of Angola bonds and reinvested $10 million of the proceeds in similar assets. We previously believed the chance of selling the bonds before maturity and repatriating cash out of Angola was remote. Our intention was to hold the bonds to maturity, and to reinvest funds from maturing bonds in similar long-term assets. Because we intend to sell the bonds if we are able to repatriate the proceeds, we changed our accounting for these bonds from held-to-maturity securities to available-for-sale securities.
We estimated the fair market value of the Angolan bonds to be $10 million at December 31, 2018 using quoted prices. Since the market for the Angolan bonds is not an active market, the fair value of the Angolan bonds is classified within Level 2 in the fair value hierarchy under U.S. GAAP. As of December 31, 2018, we have not recorded the difference between the fair market value and carrying amount of the outstanding bonds through the Consolidated Statement of Comprehensive Income (Loss) due to the insignificant difference between the fair market value and the carrying amount of the bonds.
As of December 31, 2018, we classified $10 million of bonds due to mature in 2023 as Other current assets on our Consolidated Balance Sheet because we intend to sell these bonds to meet the needs of current operations in Angola.

Item 8.	Financial Statements and Supplementary Data.
In this report, our consolidated financial statements and supplementary data appear following the signature page to this report and are incorporated into this item by reference.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

Item 9A.	Controls and Procedures.
Disclosure Controls and Procedures
In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2018 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.
Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Under the supervision and with the participation of our management, including our principal executive, financial and accounting officers, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). This evaluation included a review of the documentation surrounding our financial reporting controls, an evaluation of the design effectiveness of these controls, testing of the operating effectiveness of these controls and an evaluation of our overall control environment. Based on that evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2018.
Ernst & Young LLP, the independent registered public accounting firm that audited our financial statements, has audited our internal control over financial reporting, as stated in their report that follows.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors of Oceaneering International, Inc.

Opinion on Internal Control over Financial Reporting
We have audited Oceaneering International, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the "COSO criteria"). In our opinion, Oceaneering International, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting
Oversight Board (United States) (PCAOB), the accompanying consolidated balance sheets of the Company as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and our report dated February 28, 2019 expressed an unqualified opinion thereon.

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
February 28, 2019

Item 9B.    Other Information.
None.
Part III

Item 10.	Directors, Executive Officers and Corporate Governance.
The information with respect to the directors and nominees for election to our Board of Directors is incorporated by reference from the section "Election of Directors" in our definitive proxy statement to be filed on or before April 30, 2019, relating to our 2019 Annual Meeting of Shareholders.
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

Part IV

  Item 15.    Exhibits, Financial Statement Schedules.

(a)	Documents filed as part of this report.

1.	Financial Statements:

(i)	Report of Independent Registered Public Accounting Firm

(ii)	Consolidated Balance Sheets

(iii)	Consolidated Statements of Operations

(iv)	Consolidated Statements of Comprehensive Income (Loss)

(v)	Consolidated Statements of Cash Flows

(vi)	Consolidated Statements of Equity

(vii)	Notes to Consolidated Financial Statements

2.	Financial Statement Schedules:
All schedules for which provision is made in the applicable regulations of the Securities and Exchange Commission have been omitted because they are not required under the relevant instructions or because the required information is not significant.
3.    Exhibits:

Exhibit Index

			Registration or File Number	Form of Report	Report Date	Exhibit Number
*	3.01	Restated Certificate of Incorporation	1-10945	10-K	Dec. 2000	3.1
*	3.02	Certificate of Amendment to Restated Certificate of Incorporation	1-10945	8-K	May 2008	3.1
*	3.03	Certificate of Amendment to Restated Certificate of Incorporation	1-10945	8-K	May 2014	3.1
*	3.04	Amended and Restated Bylaws	1-10945	8-K	Aug. 2015	3.1
*	4.01	Specimen of Common Stock Certificate	1-10945	10-Q	Sep. 2018	4.3
*	4.02	Credit Agreement, dated as of October 27, 2014, by and among Oceaneering International, Inc., Wells Fargo Bank, National Association, as administrative agent and swing line lender, and certain lenders party thereto	1-10945	8-K	Oct. 2014	4.1
*	4.03	Agreement and Amendment No. 1 to Credit Agreement	1-10945	8-K	Nov. 2015	4.1
*	4.04	Agreement and Amendment No. 2 to Credit Agreement	1-10945	8-K	Nov. 2016	4.1
*	4.05	Agreement and Amendment No. 3 to Credit Agreement	1-10945	8-K	June 2017	4.1
*	4.06	Agreement and Amendment No. 4 to Credit Agreement	1-10945	8-K	Feb. 2018	4.1
*	4.07	Indenture dated, November 21, 2014, between Oceaneering International, Inc. and Wells Fargo Bank, National Association, as Trustee, relating to senior debt securities of Oceaneering International, Inc.	1-10945	8-K	Nov. 2014	4.1

*	4.08		First Supplemental Indenture, dated November 21, 2014, between Oceaneering International, Inc. and Wells Fargo Bank, National Association, as Trustee, providing for the issuance of Oceaneering International, Inc.’s 4.650% Senior Notes due 2024 (including Form of Notes)	1-10945	8-K	Nov. 2014	4.2
*	4.09		Second Supplemental Indenture, dated February 6, 2018, between Oceaneering International, Inc. and Wells Fargo Bank, National Association, as Trustee, providing for the issuance of Oceaneering International, Inc.'s 6.000% Senior Notes due 2028 (including Form of Notes)	1-10945	8-K	Feb. 2018	4.2
We and certain of our consolidated subsidiaries are parties to debt instruments under which the total amount of securities authorized does not exceed 10% of our total consolidated assets. Pursuant to paragraph 4(iii)(A) of Item 601(b) of Regulation S-K, we agree to furnish a copy of those instruments to the Securities and Exchange Commission on request.

*	10.01	+	Amended and Restated Service Agreement dated as of December 21, 2006 between Oceaneering and John R. Huff	1-10945	8-K	Dec. 2006	10.1
*	10.02	+	Modification to Service Agreement dated as of December 21, 2006 between Oceaneering and John R. Huff	1-10945	8-K	Dec. 2008	10.9
*	10.03	+	Trust Agreement dated as of May 12, 2006 between Oceaneering and United Trust Company, National Association (the "Huff Trust Agreement")	1-10945	8-K	May 2006	10.2
*	10.04	+	First Amendment to Huff Trust Agreement dated as of May 12, 2006 between Oceaneering International, Inc. and Bank of America National Association, as successor trustee	1-10945	8-K	Dec. 2008	10.10
*	10.05	+	Oceaneering International, Inc. Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2009	1-10945	8-K	Dec. 2008	10.5
*	10.06	+	Amended and Restated Oceaneering International, Inc. Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2000 (for Internal Revenue Code Section 409A-grandfathered benefits)	1-10945	8-K	Dec. 2008	10.6
*	10.07	+	Form of Change-of-Control Agreement and Annex for Roderick A. Larson	1-10945	8-K	Aug. 2015	10.3
*	10.08	+	Form of Change-of-Control Agreement	1-10945	8-K	May 2011	10.5
*	10.09	+	Form of Indemnification Agreement	1-10945	8-K	May 2011	10.4
*	10.10	+	2010 Incentive Plan	333-166612	S-8	May 2010	4.6
*	10.11	+	Amended and Restated 2010 Incentive Plan	1-10945	DEF 14A	Apr. 2015	Appendix A
*	10.12	+	Second Amended and Restated 2010 Incentive Plan	1-10945	DEF 14A	Mar. 2017	Appendix A
*	10.13	+	Form of 2016 Restricted Stock Unit Agreement	1-10945	8-K	Feb. 2016	10.1
*	10.14	+	Form of 2016 Performance Unit Agreement	1-10945	8-K	Feb. 2016	10.2
*	10.15	+	Form of 2016 Performance Award: Goals and Measures, relating to the form of 2016 Performance Unit Agreement	1-10945	8-K	Feb. 2016	10.3
*	10.16	+	Form of 2016 Nonemployee Director Restricted Stock Agreement	1-10945	8-K	Feb. 2016	10.4
*	10.17	+	2016 Annual Cash Bonus Award Program Summary	1-10945	8-K	Feb. 2016	10.5

*	10.18	+	Form of 2017 Performance Unit Agreement, including 2017 Performance Award: Goals and Measures	1-10945	8-K	Feb. 2017	10.1
*	10.19	+	Form of 2017 Restricted Stock Unit Agreement	1-10945	8-K	Feb. 2017	10.2
*	10.20	+	Form of 2017 Nonemployee Director Restricted Stock Agreement	1-10945	8-K	Feb. 2017	10.3
*	10.21	+	Form of 2017 Nonemployee Director Restricted Stock Agreement for Mr. Hughes	1-10945	8-K	Feb. 2017	10.4
*	10.22	+	2017 Nonemployee Director Restricted Stock Agreement for Mr. McEvoy	1-10945	8-K	May 2017	10.3
*	10.23	+	2017 Annual Cash Bonus Award Program Summary	1-10945	8-K	Feb. 2017	10.5
*	10.24	+	Supplemental 2017 Performance Unit Agreement for Mr. Larson	1-10945	8-K	May 2017	10.1
*	10.25	+	Supplemental 2017 Restricted Stock Unit Agreement for Mr. Larson	1-10945	8-K	May 2017	10.2
*	10.26	+	Retention Agreement dated February 24, 2017 for Mr. Gerner	1-10945	8-K	Feb. 2017	10.6
*	10.27	+	Form of 2018 Performance Unit Agreement, including 2018 Performance Award: Goals and Measures	1-10945	8-K	Mar. 2018	10.1
*	10.28	+	Form of 2018 Restricted Stock Unit Agreement	1-10945	8-K	Mar. 2018	10.2
*	10.29	+	Form of 2018 Nonemployee Director Restricted Stock Agreement	1-10945	8-K	Mar. 2018	10.3
*	10.30	+	2018 Annual Cash Bonus Award Program Summary	1-10945	8-K	Mar. 2018	10.4
	10.31	+	Oceaneering International, Inc. Retirement Investment Plan, amended and restated with effective January 1, 2019
	10.32	+	Change of Control Plan and Form of Participation Agreement
	10.33	+	Second Amendment to Huff Trust Agreement dated as of May 12, 2006 between Oceaneering International, Inc. and Evercore Trust Company, National Association, as successor trustee
	10.34	+	Third Amendment to Huff Trust Agreement dated as of May 12, 2006 between Oceaneering International, Inc. and Newport Trust Company, as successor trustee
	10.35	+	Oceaneering Retirement Investment Plan Trust Agreement with Fidelity Management Trust Company effective January 1, 2019
	21.01		Subsidiaries of Oceaneering
	23.01		Consent of Independent Registered Public Accounting Firm
	31.01		Rule 13a – 14(a)/15d – 14(a) certification of principal executive officer
	31.02		Rule 13a – 14(a)/15d – 14(a) certification of principal financial officer
	32.01		Section 1350 certification of principal executive officer
	32.02		Section 1350 certification of principal financial officer
	101.INS		XBRL Instance Document
	101.SCH		XBRL Taxonomy Extension Schema Document
	101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
	101.DEF		XBRL Taxonomy Extension Definition Linkbase Document
	101.LAB		XBRL Taxonomy Extension Label Linkbase Document
	101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

	*		Exhibit previously filed with the Securities and Exchange Commission, as indicated, and incorporated herein by reference.
	+		Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OCEANEERING INTERNATIONAL, INC.

Date:	February 28, 2019	By:	/S/ RODERICK A.LARSON
Roderick A. Larson
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/S/ RODERICK A. LARSON	Chief Executive Officer and Director	February 28, 2019
Roderick A. Larson	(Principal Executive Officer)

/S/ ALAN R. CURTIS	Senior Vice President and Chief Financial Officer	February 28, 2019
Alan R. Curtis	(Principal Financial Officer)

/S/ W. CARDON GERNER	Senior Vice President and Chief Accounting Officer	February 28, 2019
W. Cardon Gerner	(Principal Accounting Officer)

/S/ JOHN R. HUFF	Chairman of the Board	February 28, 2019
John R. Huff

/S/ WILLIAM B. BERRY	Director	February 28, 2019
William B. Berry

/S/ T. JAY COLLINS	Director	February 28, 2019
T. Jay Collins

/S/ DEANNA L. GOODWIN	Director	February 28, 2019
Deanna L. Goodwin

/S/ M. KEVIN MCEVOY	Director	February 28, 2019
M. Kevin McEvoy

/S/ PAUL B. MURPHY, JR.	Director	February 28, 2019
Paul B. Murphy, Jr.

/S/ JON ERIK REINHARDSEN	Director	February 28, 2019
Jon Erik Reinhardsen

/S/ STEVEN A. WEBSTER	Director	February 28, 2019
Steven A. Webster

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
Index to Financial Statements

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Comprehensive Income (Loss)
Consolidated Statements of Cash Flows
Consolidated Statements of Equity
Notes to Consolidated Financial Statements
Summary of Major Accounting Policies
Revenue
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of Oceaneering International, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Oceaneering International, Inc. and subsidiaries (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2019 expressed an unqualified opinion thereon.

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

Houston, Texas
February 28, 2019

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except share data)	2018	2017
ASSETS
Current Assets:
Cash and cash equivalents	$354,259	$430,316
Accounts receivable, net of allowances for doubtful accounts of $7,116 and $6,217	625,086	476,903
Inventory	194,507	215,282
Other current assets	71,037	64,901
Total Current Assets	1,244,889	1,187,402
Property and Equipment, at cost	2,837,587	2,815,579
Less accumulated depreciation	1,872,917	1,751,375
Net Property and Equipment	964,670	1,064,204
Other Assets:
Goodwill	413,121	455,599
Other non-current assets	202,318	316,745
Total Other Assets	615,439	772,344
Total Assets	$2,824,998	$3,023,950
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$102,636	$85,539
Accrued liabilities	392,105	350,258
Total Current Liabilities	494,741	435,797
Long-term Debt	786,580	792,312
Other Long-term Liabilities	128,379	131,323
Commitments and Contingencies
Equity:
Common Stock, par value $0.25 per share; 360,000,000 shares authorized; 110,834,088 shares issued	27,709	27,709
Additional paid-in capital	220,421	225,125
Treasury stock; 12,294,873 and 12,554,714 shares, at cost	(704,066)	(718,946)
Retained earnings	2,204,548	2,417,412
Accumulated other comprehensive loss	(339,377)	(292,136)
Oceaneering Shareholders' Equity	1,409,235	1,659,164
Noncontrolling Interest	6,063	5,354
Total Equity	1,415,298	1,664,518
Total Liabilities and Equity	$2,824,998	$3,023,950
The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in thousands, except per share data)	2018	2017	2016
Revenue	$1,909,482	$1,921,507	$2,271,603
Cost of services and products	1,780,256	1,726,897	1,992,376
Gross Margin	129,226	194,610	279,227
Selling, general and administrative expense	198,259	183,954	208,463
Goodwill impairment	76,449	—	—
Income (Loss) From Operations	(145,482)	10,656	70,764
Interest income	9,962	7,355	3,900
Interest expense, net of amounts capitalized	(37,742)	(27,817)	(25,318)
Equity earnings (losses) of unconsolidated affiliates	(3,783)	(1,983)	244
Other income (expense), net	(8,788)	(6,055)	(6,244)
Income (Loss) Before Income Taxes	(185,833)	(17,844)	43,346
Provision (benefit) for income taxes	26,494	(184,242)	18,760
Net Income (Loss)	$(212,327)	$166,398	$24,586

Weighted average shares outstanding
Basic	98,496	98,238	98,035
Diluted	98,496	98,764	98,424
Earnings (loss) per share
Basic	$(2.16)	$1.69	$0.25
Diluted	$(2.16)	$1.68	$0.25
Cash dividends declared per share	$—	$0.45	$0.96
The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
(in thousands)	2018	2017	2016

Net Income (Loss)	$(212,327)	$166,398	$24,586
Other comprehensive income (loss), net of tax:
Foreign currency translation	(47,026)	10,723	(5,559)
Pension-related adjustments	(215)	(195)	3,258
Other comprehensive income (loss)	(47,241)	10,528	(2,301)
Comprehensive Income (Loss)	$(259,568)	$176,926	$22,285

The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2018	2017	2016
Cash Flows from Operating Activities:
Net income (loss)	$(212,327)	$166,398	$24,586
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including goodwill impairment	293,590	213,519	250,247
Deferred income tax provision (benefit)	11,912	(235,013)	98
Inventory write-downs	—	—	30,490
Net loss (gain) on dispositions of property and equipment and cost method investment	(8,215)	216	387
Noncash compensation	11,620	11,518	14,687
Excluding the effects of acquisitions, increase (decrease) in cash from:
Accounts receivable	(86,724)	13,144	123,036
Inventory	(12,485)	65,502	17,833
Other operating assets	13,587	(38,163)	53,946
Currency translation effect on working capital, excluding cash	(4,369)	8,017	(9,183)
Accounts payable and accrued liabilities	28,505	(76,309)	(115,212)
Income taxes payable	(2,537)	(5,499)	(38,985)
Other operating liabilities	4,010	13,148	(12,491)
Total adjustments to net income (loss)	248,894	(29,920)	314,853
Net Cash Provided by Operating Activities	36,567	136,478	339,439
Cash Flows from Investing Activities:
Purchases of property and equipment	(109,467)	(93,680)	(112,392)
Business acquisitions, net of cash acquired	(68,571)	(11,278)	(30,121)
Proceeds from maturities and redemption of investments in Angola bonds	69,789	—	—
Purchase of Angola bonds	(10,236)	(10,777)	(39,130)
Distributions of capital from unconsolidated affiliates	2,372	2,556	6,470
Proceeds from sale of property and equipment and cost method investment	17,239	938	3,417
Other investing activities	32	206	2,285
Net Cash Used in Investing Activities	(98,842)	(112,035)	(169,471)
Cash Flows from Financing Activities:
Net proceeds from issuance of 6.000% Senior Notes, net of issuance costs	295,816	—	—
Repayment of term loan facility	(300,000)	—	—
Cash dividends	—	(44,220)	(94,138)
Other financing activities	(1,444)	(1,702)	(1,921)
Net Cash Used in Financing Activities	(5,628)	(45,922)	(96,059)
Effect of exchange rates on cash	(8,154)	1,602	(8,951)
Net Increase (Decrease) in Cash and Cash Equivalents	(76,057)	(19,877)	64,958
Cash and Cash Equivalents—Beginning of Period	430,316	450,193	385,235
Cash and Cash Equivalents—End of Period	$354,259	$430,316	$450,193

The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

					Accumulated Other Comprehensive Income (Loss)
	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Currency Translation Adjustments	Pension	Oceaneering Shareholders' Equity	Noncontrolling Interest	Total Equity
(in thousands)
Balance, December 31, 2015	$27,709	$230,179	$(743,577)	$2,364,786	$(297,515)	$(2,848)	$1,578,734	$—	$1,578,734
Net income	—	—	—	24,586	—	—	24,586	—	24,586
Other comprehensive income (loss)	—	—	—	—	(5,559)	3,258	(2,301)	—	(2,301)
Restricted stock unit activity	—	2,338	10,428	—	—	—	12,766	—	12,766
Restricted stock activity	—	(1,947)	1,947	—	—	—	—	—	—
Tax benefits from employee benefit plans	—	(3,004)	—	—	—	—	(3,004)	—	(3,004)
Cash dividends	—	—	—	(94,138)	—	—	(94,138)	—	(94,138)
Balance, December 31, 2016	27,709	227,566	(731,202)	2,295,234	(303,074)	410	1,516,643	—	1,516,643
Net income	—	—	—	166,398	—	—	166,398	—	166,398
Other comprehensive income (loss)	—	—	—	—	10,723	(195)	10,528	—	10,528
Restricted stock unit activity	—	480	9,335	—	—	—	9,815	—	9,815
Restricted stock activity	—	(2,921)	2,921	—	—	—	—	—	—
Cash dividends	—	—	—	(44,220)	—	—	(44,220)	—	(44,220)
Non controlling interest acquired	—	—	—	—	—	—	—	5,354	5,354
Balance, December 31, 2017	27,709	225,125	(718,946)	2,417,412	(292,351)	215	1,659,164	5,354	1,664,518
Cumulative effect of ASC 606 adoption	—	—	—	(537)	—	—	(537)	—	(537)
Net loss	—	—	—	(212,327)	—	—	(212,327)	—	(212,327)
Other comprehensive income (loss)	—	—	—	—	(47,026)	(215)	(47,241)	—	(47,241)
Restricted stock unit activity	—	(753)	10,929	—	—	—	10,176	—	10,176
Restricted stock activity	—	(3,951)	3,951	—	—	—	—	—	—
Noncontrolling interest	—	—	—	—	—	—	—	709	709
Balance, December 31, 2018	$27,709	$220,421	$(704,066)	$2,204,548	$(339,377)	$—	$1,409,235	$6,063	$1,415,298

The accompanying Notes are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF MAJOR ACCOUNTING POLICIES

Principles of Consolidation. The consolidated financial statements include the accounts of Oceaneering International, Inc. ("Oceaneering", "we" or "us") and our 50% or more owned and controlled subsidiaries. We also consolidate entities that are determined to be variable interest entities if we determine that we are the primary beneficiary; otherwise, we account for those entities using the equity method of accounting. We use the equity method to account for our investments in unconsolidated affiliated companies of which we own an equity interest of between 20% and 50% and as to which we have significant influence, but not control, over operations. We use the cost method for all other long-term investments. Investments in entities that we do not consolidate are reflected on our balance sheet in Other non-current assets. All significant intercompany accounts and transactions have been eliminated.
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
Property and Equipment and Long-Lived Intangible Assets. We provide for depreciation of property and equipment on the straight-line method over estimated useful lives of eight years for ROVs, three to 25 years for marine services equipment (such as vessels and diving equipment) and three to 25 years for buildings, improvements and other equipment.
Long-lived intangible assets, primarily acquired in connection with business combinations, include trade names, intellectual property and customer relationships and are being amortized with a weighted average remaining life of approximately eight years. Amortization expense on intangible assets was $17 million, $10.2 million and $10.2 million in 2018, 2017 and 2016, respectively. 2018 amortization expense included a $3.5 million write-off of intangible assets associated with exiting the land survey business.
We charge the costs of repair and maintenance of property and equipment to operations as incurred, while we capitalize the costs of improvements that extend asset lives or functionality.
We capitalize interest on assets where the construction period is anticipated to be more than three months. We capitalized $7.3 million, $4.6 million and $3.7 million of interest in 2018, 2017 and 2016, respectively. We do not allocate general administrative costs to capital projects. Upon the disposition of property and equipment, the related cost and accumulated depreciation accounts are relieved and any resulting gain or loss is included as an adjustment to cost of services and products.

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

In March 2018, we acquired Ecosse Subsea Limited ("Ecosse") for $68 million in cash. Headquartered in Aberdeen, Scotland, Ecosse builds and operates tools for seabed preparation, route clearance and trenching for the installation of submarine cables and pipelines. These services are offered on an integrated basis that includes vessels, ROVs and survey services. We have accounted for this acquisition by allocating the purchase price to the assets acquired and liabilities assumed based on their estimated fair values as of the date of acquisition. This purchase price allocation is preliminary and is subject to change upon completion of our valuation procedures. We have included Ecosse’s operations in our consolidated financial statements starting from the date of closing and its operating results are reflected in our Subsea Projects segment.
In August 2017, we acquired a 60% controlling ownership interest in Dalgidj LLC ("Dalgidj") for approximately $12.4 million. In connection with the purchase of the equity interest, we advanced Dalgidj $6.4 million to pay off certain of its indebtedness. Dalgidj is an Azerbaijan company that provides office and yard facilities for warehousing, logistics and administration to foreign and local companies in the Caspian Sea basin.  Dalgidj also owns a 49% interest in a joint venture, which provides remotely operated vehicle solutions, air diving services, and engineering and project management services. We have accounted for this acquisition by allocating the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. Dalgidj's operating results are included in our Subsea Projects segment, and its activity subsequent to the date of acquisition was not significant.

We made several other smaller acquisitions during the periods presented, none of which were material.

Dispositions. In September 2018, we consummated the sale of our cost method investment in ASV Global, LLC for $15 million. The total consideration is subject to final working capital adjustments and customary holdbacks. The sale resulted in a pre-tax gain of $9.3 million, which is reflected in Other income (expense), net in our Consolidated Statement of Operations for the year ended December 31, 2018.
Goodwill. Our goodwill is evaluated for impairment annually and whenever we identify certain triggering events or circumstances that would more likely than not reduce the fair value of a reporting unit below its carrying amount.
In our evaluation of goodwill, we perform a qualitative or quantitative impairment test. Under the qualitative approach, if we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we are required to perform the quantitative analysis to determine the fair value for the reporting unit. Thereafter, we compare the fair value of the reporting unit with its carrying amount and recognize an impairment loss for the amount by which the carrying amount exceeds the fair value of the reporting unit. The loss recognized should not exceed the total amount of goodwill allocated to the reporting unit. We also consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable.
The fair value of our reporting units in our 2017 quantitative analysis exceeded their respective carrying amounts. In our 2018 annual goodwill evaluation, we performed a qualitative assessment for our Subsea Projects reporting unit. Due to the protracted downturn in survey and vessel activity, we determined that it was more likely than not the fair value was less than the carrying amount. As a result, we determined that a quantitative assessment was necessary for our Subsea Projects reporting unit.
In our 2018 quantitative analysis for the Subsea Projects reporting unit, we estimated the fair value by weighing the results from the income approach and the market approach. These valuation approaches consider a number of factors that include, but are not limited to, prospective financial information, growth rates, terminal value, discount rates and comparable multiples of similar companies in our industry and require us to make certain assumptions and estimates regarding industry economic factors and future profitability of our business. Based on this quantitative test, we determined that the fair value for Subsea Projects was less than the carrying value and, as a result, we recorded a pre-tax goodwill impairment loss of $76 million in the Subsea Project reporting unit. The goodwill impairment was included as a component of "Income (Loss) From Operations" in our Consolidated Statement of Operations for the year ended December 31, 2018. For the remaining reporting units, qualitative assessments were performed and we concluded that it was more likely than not that the fair value of the reporting unit was more than the carrying value of the reporting unit.
Besides the goodwill impairment discussed above, the changes in our reporting units' goodwill balances during the periods presented are from business acquisitions and currency exchange rate changes. For information regarding goodwill by business segment, see Note 8.

Revenue Recognition. Effective January 1, 2018, we adopted Accounting Standard Update ("ASU") 2014-09, "Revenue from Contracts with Customers," which implemented Accounting Standards Codification Topic 606 ("ASC 606"). We have used the modified retrospective method applied to those contracts that were not completed as of January 1, 2018, and have utilized the practical expedient available under ASC 606 to reflect the effect on contract modifications in the aggregate. The cumulative effect of applying ASC 606 has been recognized as an adjustment to retained earnings as of January 1, 2018. The comparative information with respect to prior periods has not been retrospectively restated and continues to be reported under the accounting standards in effect for those periods.

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

The adoption of ASU 2014-09 did not have a material impact on our consolidated financial position, results of operations, equity or cash flows as of the adoption date or for the year ended December 31, 2018.

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

We have elected to recognize the cost for freight and shipping as an expense when incurred. Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, and that are collected by us from customers, are excluded from revenue.

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

We apply judgment in the determination and allocation of transaction price to performance obligations, and the subsequent recognition of revenue, based on the facts and circumstances of each contract. We routinely review estimates related to our contracts and, where required, reflect revisions to profitability in earnings immediately. If an element of variable consideration has the potential for a significant future reversal of revenue, we will constrain that variable consideration to a level intended to remove the potential future reversal. If a current estimate of total contract cost indicates an ultimate loss on a contract, we recognize the projected loss in full when we determine it. In prior years, we have recorded adjustments to earnings as a result of revisions to contract estimates. We strive to estimate our contract costs and profitability accurately. However, there could be significant adjustments to overall contract costs in the future, due to changes in facts and circumstances.

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

Stock-Based Compensation. We recognize all share-based payments to directors, officers and employees over their vesting periods in the income statement based on their estimated fair values. For more information on our employee benefit plans, see Note 9.

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
For more information on income taxes, please see Note 4.

Foreign Currency Translation. The functional currency for most of our foreign subsidiaries is the applicable local currency. Results of operations for foreign subsidiaries with functional currencies other than the U.S. dollar are translated into U.S. dollars using average exchange rates during the period. Assets and liabilities of these foreign subsidiaries are translated into U.S. dollars using the exchange rates in effect at the balance sheet date, and the resulting translation adjustments are recognized, net of tax, in accumulated other comprehensive income (loss) as a component of shareholders' equity. All foreign currency transaction gains and losses are recognized currently in the Consolidated Statements of Operations. We recorded $18 million, $5.2 million and $4.8 million of foreign currency transaction losses in 2018, 2017 and 2016, respectively, and those amounts are included as a component of Other income (expense), net in our Consolidated Statement of Operations for the year ended December 31, 2018.
Earnings per Share. For each year presented, the only difference between our annual calculated weighted average basic and diluted number of shares outstanding is the effect of outstanding restricted stock units.

Repurchase Plan. In December 2014, our Board of Directors approved a share repurchase program under which we may repurchase up to 10 million shares of our common stock on a discretionary basis. The program calls for the repurchases to be made in the open market, or in privately negotiated transactions from time to time, in compliance with applicable laws, rules and regulations, including Rule 10b-18 under the Securities Exchange Act of 1934, as amended, subject to market and business conditions, levels of available liquidity, cash requirements for other purposes, applicable legal requirements and other relevant factors. The timing and amount of any repurchases will be determined by management based on its evaluation of these factors. We expect that any shares repurchased under the program will be held as treasury stock for future use. The program does not obligate us to repurchase any particular number of shares. We account for the shares we hold in treasury under the cost method, at average cost. Under the program, we had repurchased 2 million shares of our common stock for $100 million through December 31, 2015. We have not repurchased any shares under the program since December 31, 2015.
Financial Instruments. We recognize all derivative instruments as either assets or liabilities in the balance sheet and measure those instruments at fair value. Subsequent changes in fair value are reflected in current earnings, other comprehensive income (loss) or changes in assets or liabilities, depending on whether a derivative instrument is designated as part of a hedge relationship and, if it is, the type of hedge relationship. See Note 7 for information relative to the interest rate swaps we have in effect.

New Accounting Standards. In January 2016, the Financial Accounting Standards Board ("FASB") issued ASU No. 2016-01, "Financial Instruments - Overall (Subtopic 825-10) Recognition and Measurement of Financial Assets and Financial Liabilities."  This update:

•
requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value, with changes in fair value recognized in net income; and

•
provides an expedient for the valuation and impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify value and impairment - when a qualitative assessment indicates that an impairment exists, an entity is required to measure the investment at fair value.

ASU No. 2016-01 was effective for us beginning on January 1, 2018, and we have utilized the expedient for valuing equity investments without readily determinable fair values. This update has not had a material impact on our consolidated financial statements.

Effective January 1, 2019, we will adopt ASU 2018-011, an amendment to ASU 2016-02 "Leases" (collectively, the "New Leases Standard") that (1) requires lessees to recognize a right to use asset and a lease liability for virtually all leases, and (2) updates previous accounting standards for lessors to align certain requirements with the updates to lessee accounting standards and the revenue recognition accounting standards. In a recent update, targeted improvements were made that provide for (1) an optional new transition method for adoption that results in initial recognition of a cumulative effect adjustment to retained earnings in the year of adoption and (2) a practical expedient for lessors, under certain circumstances, to combine the lease and non-lease components of revenue for presentation purposes. We expect to elect the new optional transition method of adoption. For some of our contracts that could contain a lease component, we expect to apply the practical expedient and recognize revenue based on the service component, which we have determined is the predominant component of our contracts.

We are finalizing our evaluation of the impacts that the adoption of this accounting guidance will have on the consolidated financial statements, and expect a material impact on our Consolidated Balance Sheet as additional right of use assets and lease liabilities will be recognized upon adoption. We do not expect a material impact on our Consolidated Statement of Operations, Equity and Cash Flows from the adoption of the New Leases Standard.

In October 2016, the FASB issued ASU 2016-16, "Income Taxes (Topic 740) - Intra-Entity Transfers of Assets Other than Inventory." Previously, U.S. GAAP generally prohibited the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset was sold to an outside party. The amendments in this update eliminate the exception for an intra-entity transfer of an asset other than inventory. Two common examples of assets included within the scope of this update are intellectual property and property, plant and equipment. The exception for an intra-entity transfer of inventory will remain in place. The amendments in this update were effective for us beginning January 1, 2018. This ASU has not had a material effect on our consolidated financial statements.

In February 2018, the FASB issued ASU 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220) Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income." The amendments in this update allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the December 2017 enactment of U.S. tax reform legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act"). However, because the amendments only relate to the reclassification of the income tax effects of the Tax Act, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. The amendments in this update also require certain disclosures about stranded tax effects. The amendments in this update will become effective for us beginning January 1, 2019, and early adoption is permitted. We do not anticipate that this ASU will have a material effect on our consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07, "Compensation - Stock Compensation (Topic 718) Improvements to Nonemployee Share-Based Payment Accounting."  This ASU expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from non-employees.  The amendments in this ASU will become effective for us beginning January 1, 2019, and early adoption is permitted. We do not anticipate that this ASU will have a material effect on our consolidated financial statements.

2. Revenue

Revenue By Category

The following table presents Revenue disaggregated by business segment, geographical region, and timing of transfer of goods or services.

	Year Ended December 31,
(in thousands)	2018	2017	2016
Business Segment:
Energy Services and Products
Remotely Operated Vehicles	$394,801	$393,655	$522,121
Subsea Products	515,000	625,513	692,030
Subsea Projects	329,163	291,993	472,979
Asset Integrity	253,886	236,778	275,397
Total Energy Services and Products	1,492,850	1,547,939	1,962,527
Advanced Technologies	416,632	373,568	309,076
Total	$1,909,482	$1,921,507	$2,271,603

Geographic Operating Areas:
Foreign:
Africa	$239,959	$256,198	$486,615
United Kingdom	203,391	236,177	304,635
Norway	185,552	178,712	166,180
Asia and Australia	163,843	193,865	196,679
Brazil	64,004	42,607	73,280
Other	103,548	81,364	66,870
Total Foreign	960,297	988,923	1,294,259
United States	949,185	932,584	977,344
Total	$1,909,482	$1,921,507	$2,271,603

Dec 31, 2018
Timing of Transfer of Goods or Services:
Revenue recognized over time	$1,762,103
Revenue recognized at a point in time	147,379
Total	$1,909,482

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

The following table provides information about Contract assets, and Contract liabilities from contracts with customers.

(in thousands)	Dec 31, 2018	Jan 1, 2018
Contract assets	$256,201	$171,956
Contract liabilities	85,172	37,590

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

During the year ended December 31, 2018, Contract assets increased by $84 million from its opening balance due to the revenue recognition of $1.9 billion exceeding amounts billed of $1.8 billion. Contract liabilities increased $48 million from its opening balance, due to deferrals of milestone payments and billings totaling $77 million less revenue recognition of $29 million. There were no cancellations, impairments or other significant impacts in the period that relate to other categories of explanation.

Performance Obligations

As of December 31, 2018, the aggregate amount of the transaction price allocated to remaining performance obligations was $292 million. We expect to recognize revenue of $229 million over the next twelve months.

The aggregate amount of transaction price allocated to remaining performance obligations that were unsatisfied (or partially unsatisfied) as of December 31, 2018 are noted above. In arriving at this value, we have used two expedients available to us and are not disclosing amounts in relation to performance obligations: (1) that are part of contracts with an original expected duration of one year or less; or (2) on contracts where we recognize revenue in line with the billing.

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

Where appropriate, we have made estimates within the transaction price of elements of variable consideration within the contracts and constrained those amounts to a level where we consider that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. The amount of revenue recognized in the year ended December 31, 2018, which was associated with performance obligations completed or partially completed in prior periods was not significant.

As of December 31, 2018, there was no outstanding liability balance for refunds or returns due to the nature of our contracts and the services and products we provide. Our warranties are limited to assurance warranties that are of a standard length and are not considered to be a material right. The majority of our contracts consist of a single performance obligation. When there are multiple obligations, we look for observable evidence of stand-alone selling prices on which to base the allocation. This involves judgment as to the appropriateness of the observable evidence relating to the facts and circumstances of the contract. If we do not have observable evidence, we estimate stand-alone selling prices by taking a cost plus margin approach, using typical margins from the type of service or product, customer and regional geography involved.

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

Costs to fulfill a contract primarily consist of certain mobilization costs incurred to provide services or products to our customers. These costs are deferred and amortized over the period of contract performance. The closing balance of Costs to fulfill a contract as of December 31, 2018 was $13 million, with $6.5 million of amortization for the year ended December 31, 2018. No impairment costs were recognized.

3. SELECTED BALANCE SHEET INFORMATION
The following is information regarding selected balance sheet accounts:

	December 31,
(in thousands)	2018	2017
Inventory:
Remotely operated vehicle parts and components	$108,939	$97,313
Other inventory, primarily raw materials	85,568	117,969
Total	$194,507	$215,282

Other current assets:
Prepaid expenses	60,858	64,901
Angola bonds	10,179	—
Total	71,037	64,901

Other Non-Current Assets:
Intangible assets, net	$79,995	$85,293
Angola bonds	—	68,280
Cash surrender value of life insurance policies	51,131	54,987
Investment in unconsolidated affiliates	39,333	49,094
Deferred income taxes	—	24,633
Other	31,859	34,458
Total	$202,318	$316,745

Accrued Liabilities:
Payroll and related costs	$114,676	$101,989
Accrued job costs	62,281	58,823
Deferred revenue	85,172	63,040
Income taxes payable	34,954	30,589
Other	95,022	95,817
Total	$392,105	$350,258

Other Long-Term Liabilities:
Deferred income taxes	$18,243	$42,040
Supplemental Executive Retirement Plan	42,992	45,037
Long-Term Incentive Plan	8,076	4,348
Accrued post-employment benefit obligations	3,239	3,352
Uncertain tax positions	17,903	5,566
Tax Act transition tax due after one year	7,813	—
Other	30,113	30,980
Total	$128,379	$131,323

4. INCOME TAXES

In December 2017, the United States enacted the Tax Act, which included a number of changes to existing U.S. tax laws that have an impact on our income tax provision, most notably a reduction of the U.S. corporate income tax rate from 35% to 21% for tax years beginning after December 31, 2017, and the creation of a quasi-territorial tax system with a one‑time mandatory transition tax on applicable previously deferred earnings of foreign subsidiaries. The Tax Act also makes prospective changes beginning in 2018, including a base erosion and anti‑abuse tax ("BEAT"), a global intangible low‑taxed income ("GILTI") tax, additional limitations on the deductibility of interest expense and repeal of the domestic manufacturing deduction. In the period ended December 31, 2017, we recorded a provisional net tax benefit associated with the Tax Act and related matters of $189 million.

The provisional amounts recorded in 2017 related to the transition tax, remeasurement of deferred taxes, our reassessment of permanently reinvested earnings, valuation allowances, and actions taken in anticipation of the Tax Act were finalized and a net expense of $23 million was recorded during 2018. Although we have completed our accounting on the effect of the Tax Act in our financial statements, regulatory guidance continues to be issued by the tax authorities. Any changes in the interpretation of the Tax Act as a result of such future regulatory guidance, which could materially affect our tax obligations and effective tax rate, will be recorded in the period that current or future proposed regulations become law.

Our provisions (benefit) for income taxes and our cash taxes paid are as follows:

	Year Ended December 31,
(in thousands)	2018	2017	2016
Current:
Domestic	$(1,564)	$13,390	$(6,899)
Foreign	16,146	37,381	25,561
Total current	14,582	50,771	18,662
Deferred:
Domestic	(22,905)	(213,200)	(8,617)
Foreign	34,817	(21,813)	8,715
Total deferred	11,912	(235,013)	98
Total provision (benefit) for income taxes	$26,494	$(184,242)	$18,760
Cash taxes paid	$29,737	$43,347	$75,819
The components of income (loss) before income taxes are as follows:

	Year Ended December 31,
(in thousands)	2018	2017	2016
Domestic	$(132,138)	$(93,053)	$(180,132)
Foreign	(53,695)	75,209	223,478
Income (loss) before income taxes	$(185,833)	$(17,844)	$43,346
As of December 31, 2018 and 2017, our worldwide deferred tax assets, liabilities and net deferred tax liabilities were as follows:

	December 31,
(in thousands)	2018	2017
Deferred tax assets:
Deferred compensation	$13,684	$22,325
Deferred income	2,381	2,015
Accrued expenses	13,683	11,652
Net operating loss and other carryforwards	189,644	222,065
Other	4,601	2,203
Gross deferred tax assets	223,993	260,260
Valuation allowances	(203,040)	(206,586)
Total deferred tax assets	$20,953	$53,674
Deferred tax liabilities:
Property and equipment	$36,850	$65,366
Basis difference in equity investments	2,346	5,715
Total deferred tax liabilities	$39,196	$71,081
Net deferred income tax liability	$18,243	$17,407
Our net deferred tax liability is reflected within our balance sheet as follows:

	December 31,
(in thousands)	2018	2017
Deferred tax liabilities	$18,243	$42,040
Long-term deferred tax assets	—	(24,633)
Net deferred income tax liability	$18,243	$17,407

At December 31, 2018, we had approximately $781 million of net operating and other loss carryforwards that were generated in various worldwide jurisdictions. We have no U.S. net operating losses available to reduce future payments of U.S. federal income taxes. The carryforwards include $711 million that do not expire and $70 million that will expire from 2019 through 2028. We have recorded a total valuation allowance of $203 million on foreign operating losses and tax credit carryforwards as well as other deferred tax assets as our management believes that it is more likely than not that these deferred tax assets will not be realized.

A reconciliation of our beginning and ending amounts of valuation allowances is as follows:

	Year Ended December 31,
(in thousands)	2018	2017	2016
Balance at beginning of year	$(206,586)	$(4,200)	$—
Increase due principally to foreign net operating losses	(38,415)	(146,360)	(4,200)
Increase due to tax credit carryforwards generated in foreign operations	(14,065)	(56,026)	—
Reduction due to utilization of foreign tax credits generated in prior year	56,026	—	—
Balance at end of year	$(203,040)	$(206,586)	$(4,200)

The utilization of the foreign tax credits generated in the prior year was as a result of the mandatory repatriation requirements of the Tax Act.

Reconciliations between the actual provision for income taxes (benefit) on continuing operations and that computed by applying the U.S. statutory rate of 21% for 2018 and 35% for 2017 and 2016 to income before income taxes were as follows:

	Year Ended December 31,
(in thousands)	2018	2017	2016
Income tax provision (benefit) at the U.S. statutory rate	$(39,025)	$(6,245)	$15,171
Tax Act - earnings subject to tax-free repatriation	—	(222,019)	—
Tax Act - net mandatory repatriation tax	8,790	—	—
Tax Act - remeasure of net U.S. deferred tax liabilities	—	(23,124)	—
Valuation allowances	38,415	89,217	4,200
Foreign tax rate differential	475	(21,163)	(1,766)
Stock compensation	2,135	3,112	—
Uncertain tax positions	12,644	(836)	680
Other items, net	3,060	(3,184)	475
Total provision (benefit) for income taxes	$26,494	$(184,242)	$18,760

We recognize the benefit for a tax position if the benefit is more likely than not to be sustainable upon audit by the applicable taxing authority. If this threshold is met, the tax benefit is then measured and recognized at the largest amount that we believe is greater than 50% likely of being realized upon ultimate settlement.

We account for any applicable interest and penalties on uncertain tax positions as a component of our provision for income taxes on our financial statements. We increased/(decreased) income tax expense by $1.7 million and $0.6 million in 2018 and 2017, respectively, for penalties and interest on uncertain tax positions, which brought our total liabilities for penalties and interest on uncertain tax positions to $4.3 million and $2.6 million on our balance sheets at December 31, 2018 and 2017, respectively. All additions or reductions to those liabilities would affect our effective income tax rate in the periods of change.

A reconciliation of the beginning and ending amount of gross uncertain tax positions, not including associated foreign tax credits and penalties and interest, is as follows:

	Year Ended December 31,
(in thousands)	2018	2017	2016
Balance at beginning of year	$5,339	$6,330	$5,245
Additions based on tax positions related to the current year	445	1,213	1,999
Reductions for expiration of statutes of limitations	(260)	(650)	(1,028)
Additions (reductions) based on tax positions related to prior years	10,540	314	114
Reductions based on tax positions related to prior years	—	(962)	—
Settlements	(1,093)	(906)	—
Balance at end of year	$14,971	$5,339	$6,330
We believe approximately $8.3 million of gross uncertain tax positions will be resolved within the next 12 months. Including associated foreign tax credits and penalties and interest, we have accrued a net total of $18 million and $5.6 million in the caption "other long-term liabilities" on our balance sheet at December 31, 2018 and 2017, respectively, for uncertain tax positions.
We consider the earnings of our foreign subsidiaries to be indefinitely reinvested. As of December 31, 2018, we did not provide for deferred taxes on earnings of our foreign subsidiaries that are indefinitely reinvested. If we were to make a distribution from the unremitted earnings of these subsidiaries, we would be subject to taxes payable to various jurisdictions, however, it is not practical to estimate the amount of tax that would ultimately be due if remitted. If our expectations were to change regarding future tax consequences, we may be required to record additional deferred taxes that could have a material effect on our Consolidated Balance Sheets, Consolidated Statements of Operations or Consolidated Statements of Cash Flows.

Our tax returns are subject to audit by taxing authorities in multiple jurisdictions. These audits often take years to complete and settle. The following lists the earliest tax years open to examination by tax authorities where we have significant operations:

Jurisdiction	Periods
United States	2014
United Kingdom	2015
Norway	2007
Angola	2013
Brazil	2012
Australia	2013

5. SELECTED INCOME STATEMENT INFORMATION

The following schedule shows our revenue, costs and gross margins by services and products:

	Year Ended December 31,
(in thousands)	2018	2017	2016
Revenue:
Services	$1,245,927	$1,181,229	$1,509,786
Products	663,555	740,278	761,817
Total revenue	1,909,482	1,921,507	2,271,603
Cost of Services and Products:
Services	1,135,084	1,040,817	1,330,218
Products	578,212	625,843	615,438
Unallocated expenses	66,960	60,237	46,720
Total cost of services and products	1,780,256	1,726,897	1,992,376
Gross margin:
Services	110,843	140,412	179,568
Products	85,343	114,435	146,379
Unallocated expenses	(66,960)	(60,237)	(46,720)
Total gross margin	$129,226	$194,610	$279,227

6. DEBT
Long-term Debt consisted of the following:

		December 31,
(in thousands)		2018	2017
4.650% Senior Notes due 2024:		$500,000	$500,000
6.000% Senior Notes due 2028:	300,000,000	300,000	—
Term Loan Facility		—	300,000
Fair value of interest rate swaps on $200 million of principal		(5,600)	(2,990)
Unamortized debt issuance costs		(7,820)	(4,698)
Revolving Credit Facility		—	—
Long-term Debt		$786,580	$792,312

In November 2014, we completed the public offering of $500 million aggregate principal amount of 4.650% Senior Notes due 2024 (the "2024 Senior Notes"). We pay interest on the 2024 Senior Notes on May 15 and November 15 of each year. The 2024 Senior Notes are scheduled to mature on November 15, 2024.

In February 2018, we completed the public offering of $300 million aggregate principal amount of 6.000% Senior Notes due 2028 (the "2028 Senior Notes"). We pay interest on the 2028 Senior

Notes on February 1 and August 1 of each year. The 2028 Senior Notes are scheduled to mature on February 1, 2028.

We may redeem some or all of the 2024 Senior Notes and the 2028 Senior Notes (collectively, the "Senior Notes") at specified redemption prices. We used the net proceeds from the 2028 Senior Notes to repay our term loan indebtedness described further below.

In October 2014, we entered into a credit agreement (as amended, the "Credit Agreement") with a group of banks. The Credit Agreement initially provided for a $500 million five-year revolving credit facility (the "Revolving Credit Facility"). Subject to certain conditions, the aggregate commitments under the Revolving Credit Facility may be increased by up to $300 million at any time upon agreement between us and existing or additional lenders. Borrowings under the Revolving Credit Facility may be used for general corporate purposes. The Credit Agreement also provided for a $300 million term loan, which we repaid in full in February 2018, using net proceeds from the issuance of our 2028 Senior Notes referred to above, and cash on hand.

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

The Credit Agreement contains various covenants that we believe are customary for agreements of this nature, including, but not limited to, restrictions on our ability and the ability of each of our subsidiaries to incur debt, grant liens, make certain investments, make distributions, merge or consolidate, sell assets and enter into certain restrictive agreements. We are also subject to a maximum adjusted total Capitalization Ratio (as defined in the Credit Agreement) of 55%. The Credit Agreement includes customary events of default and associated remedies. As of December 31, 2018, we were in compliance with all the covenants set forth in the Credit Agreement.

We have two interest rate swaps in place on a total of $200 million of the 2024 Senior Notes for the period to November 2024. See Note 7 for a description of these interest rate swaps.

We incurred $6.9 million and $4.2 million of issuance costs related to the 2024 Senior Notes and the 2028 Senior Notes, respectively, and $2.6 million of new loan costs, including costs of the amendments prior to Amendment No. 4, related to the Credit Agreement. The costs, net of accumulated amortization, are included, as a reduction of Long-term debt in our Consolidated Balance Sheet, as it pertains to the Senior Notes, and in Other non-current assets as it pertains to the Credit Agreement. We are amortizing these costs to Interest expense through the maturity date for the Senior Notes and to January 2023 for the Credit Agreement.

We made cash interest payments of $37 million, $32 million and $29 million in 2018, 2017 and 2016, respectively.

7. COMMITMENTS AND CONTINGENCIES

Lease Commitments
At December 31, 2018, we occupied several facilities under noncancellable operating leases expiring at various dates through 2035. Future minimum rentals under all of our operating leases, including vessel rentals, are as follows:

(in thousands)
2019	$35,064
2020	32,216
2021	29,014
2022	28,213
2023	27,083
Thereafter	236,161
Total Lease Commitments	$387,751
Rental expense, which includes hire of vessels, specialized equipment and real estate rental, was approximately $101 million, $97 million and $205 million in 2018, 2017 and 2016, respectively.
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
Litigation

In the ordinary course of business, we are, from time to time, involved in litigation or subject to disputes, governmental investigations or claims related to our business activities, including, among other things:

•	performance or warranty-related matters under our customer and supplier contracts and other business arrangements; and

•	workers’ compensation claims, Jones Act claims, occupational hazard claims, premises liability claims and other claims.
Although we cannot predict the ultimate outcome of these matters, we believe that our ultimate liability, if any, that may result from these other actions and claims will not have a material adverse effect on our consolidated financial condition, results of operations or cash flows. However, because of the inherent uncertainty of litigation and other dispute resolution proceedings and, in some cases, the availability and amount of potentially available insurance, we can provide no assurance that the resolution of any particular claim or proceeding to which we are a party will not have a material effect on our consolidated financial condition, results of operations or cash flows for the fiscal period in which that resolution occurs.
Letters of Credit
We had $55 million and $67 million in letters of credit outstanding as of December 31, 2018 and 2017, respectively, as guarantees in force for self-insurance requirements and various bid and performance bonds, which are usually for the duration of the applicable contract.
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
We estimated the aggregate fair market value of the Senior Notes to be $625 million as of December 31, 2018 based on quoted prices. Since the market for the Senior Notes is not an active market, the fair value of the Senior Notes is classified within Level 2 in the fair value hierarchy under U.S. GAAP (inputs other than quoted prices in active markets for similar assets and liabilities that are observable or can be corroborated by observable market data for substantially the full terms for the assets or liabilities).
We have two interest rate swaps in place on a total of $200 million of the 2024 Senior Notes for the period to November 2024. The agreements swap the fixed interest rate of 4.650% on $100 million of the 2024 Senior Notes to the floating rate of one month LIBOR plus 2.426% and on another $100 million to one month LIBOR plus 2.823%. We estimate the combined fair value of the interest rate swaps to be a net liability of $5.6 million at December 31, 2018, which is included on our balance sheet in our Other Long-term Liabilities These values were arrived at using a discounted cash flow model using Level 2 inputs.
Since the second quarter of 2015, the exchange rate for the Angolan kwanza relative to the U.S. dollar generally has been declining, with the exception that the exchange rate was relatively stable during 2017. As our functional currency in Angola is the U.S. dollar, we recorded foreign currency transaction losses related to the kwanza of $19 million, $0.1 million and $7.3 million in 2018, 2017 and 2016, as a component of Other income (expense), net in our Consolidated Statements of Operations for those respective periods. Our foreign currency transaction losses are related primarily to the remeasurement of our Angolan kwanza cash balances to U.S. dollars. Any conversion of cash balances from kwanza to U.S. dollars is controlled by the central bank in Angola, and the central bank slowed this process from mid-2015 to 2017, causing our kwanza cash balances to increase during that period of time. However, beginning in 2018, the Angolan central bank has allowed us to repatriate cash from Angola. During 2018, we were able to repatriate $74 million of cash from Angola.
As of December 31, 2018 and December 31, 2017, we had the equivalent of approximately $9.3 million and $27 million of kwanza cash balances, respectively, in Angola reflected on our balance sheet. The decrease in kwanza cash balances in 2018 was mainly attributable to the repatriation of cash from Angola and cash used in our Angolan operations.
To mitigate our currency exposure risk in Angola, we have used kwanza to purchase equivalent Angolan central bank (Banco Nacional de Angola) bonds. The bonds are denominated as U.S. dollar equivalents, so that, upon payment of semi-annual interest and principal upon maturity, payment is made in kwanza, equivalent to the respective U.S. dollars at the then-current exchange rate. In 2018, we received a total of $70 million proceeds from maturities and redemptions of Angola bonds and reinvested $10 million of the proceeds in similar assets. We previously believed the chance of selling the bonds before maturity and repatriating cash out of Angola was remote. Our intention was to hold the bonds to maturity, and to reinvest funds from maturing bonds in similar long-term assets. Because we intend to sell the bonds if we are able to repatriate the proceeds, we changed our accounting for these bonds from held-to-maturity securities to available-for-sale securities.
We estimated the fair market value of the Angolan bonds to be $10 million at December 31, 2018 using quoted prices. Since the market for the Angolan bonds is not an active market, the fair value of the Angolan bonds is classified within Level 2 in the fair value hierarchy under U.S. GAAP. As of December 31, 2018, we have not recorded the difference between the fair market value and carrying amount of the outstanding bonds through the Consolidated Statement of Comprehensive Income (Loss) due to the insignificant difference between the fair market value and the carrying amount of the bonds.
As of December 31, 2018, we classified $10 million of bonds due to mature in 2023 as Other current assets on our Consolidated Balance Sheet because we intend to sell these bonds to meet the needs of current operations in Angola.

8. OPERATIONS BY BUSINESS SEGMENT AND GEOGRAPHIC AREA
Business Segment Information

We are a global provider of engineered services and products, primarily to the offshore energy industry. Through the use of our applied technology expertise, we also serve the defense, aerospace and commercial theme park industries. Our Energy Services and Products business consists of Remotely Operated Vehicles ("ROVs"), Subsea Products, Subsea Projects and Asset Integrity. Our ROV segment provides submersible vehicles operated from the surface to support offshore energy exploration, development and production activities. Our Subsea Products segment supplies a variety of specialty subsea hardware and related services. Our Subsea Projects segment provides multiservice subsea support vessels and offshore diving and support vessel operations, primarily for inspection, maintenance and repair and installation activities. We also provide survey, autonomous underwater vehicle ("AUV") and satellite-positioning services. Our Asset Integrity segment provides asset integrity management and assessment services, nondestructive testing and inspection. Our Advanced Technologies business provides project management, engineering services and equipment for applications in non-energy industries. Unallocated Expenses are those not associated with a specific business segment. These consist of expenses related to our incentive and deferred compensation plans, including restricted stock and bonuses, as well as other general expenses, including corporate administrative expenses.
There are no differences in the basis of segmentation or in the basis of measurement of segment profit or loss in the year ended December 31, 2018 from those used in our consolidated financial statements for the years ended December 31, 2017 and 2016.

The table that follows presents Revenue, Income from Operations and Depreciation and Amortization Expense by business segment:

	Year Ended December 31,
(in thousands)	2018	2017	2016
Revenue
Energy Services and Products
Remotely Operated Vehicles	$394,801	$393,655	$522,121
Subsea Products	515,000	625,513	692,030
Subsea Projects	329,163	291,993	472,979
Asset Integrity	253,886	236,778	275,397
Total Energy Services and Products	1,492,850	1,547,939	1,962,527
Advanced Technologies	416,632	373,568	309,076
Total	$1,909,482	$1,921,507	$2,271,603
Income (Loss) from Operations
Energy Services and Products
Remotely Operated Vehicles	$1,641	$22,366	$25,193
Subsea Products	5,614	45,539	75,938
Subsea Projects	(86,008)	10,279	34,476
Asset Integrity	8,660	11,231	7,551
Total Energy Services and Products	(70,093)	89,415	143,158
Advanced Technologies	33,920	22,039	11,809
Unallocated Expenses	(109,309)	(100,798)	(84,203)
Total	$(145,482)	$10,656	$70,764
Depreciation and Amortization Expense
Energy Services and Products
Remotely Operated Vehicles	$111,311	$113,979	$140,967
Subsea Products	53,085	52,561	53,759
Subsea Projects	114,481	31,869	34,042
Asset Integrity	6,904	7,715	14,336
Total Energy Services and Products	285,781	206,124	243,104
Advanced Technologies	3,081	3,171	3,120
Unallocated Expenses	4,728	4,224	4,023
Total	$293,590	$213,519	$250,247

We determine income from operations for each business segment before interest income or expense, other income (expense) and provision for income taxes. We do not consider an allocation of these items to be practical.

During 2018, we recorded a pre-tax goodwill impairment of $76 million in our Subsea Projects segment, as a component of Depreciation and Amortization Expense. We also recorded the write-offs of certain equipment and intangible assets associated with exiting the land survey business and equipment obsolescence of $7.6 million, attributable to each reporting segment as follows:

•	Remotely Operated Vehicles - $0.6 million;

•	Subsea Products - $1.5 million; and

•	Subsea Projects - $5.5 million;

During 2016, we recognized restructuring expenses related to severance costs of $11.6 million, attributable to each reporting segment as follows:

•	Remotely Operated Vehicles - $3.8 million;

•	Subsea Products - $3.7 million;

•	Subsea Projects - $2.1 million;

•	Asset Integrity - $1.4 million;

•	Advanced Technologies - $0.5 million; and

•	Unallocated Expenses - $0.1 million.

Revenue from one customer, Royal Dutch Shell, accounted for 10% of our 2018 total consolidated annual revenue, and, revenue from another customer, BP plc and subsidiaries, accounted for 12% in 2017 and 18% in 2016 of our total consolidated annual revenue.

The following table presents Assets, Property and Equipment and Goodwill by business segment as of the dates indicated:

	December 31,
(in thousands)	2018	2017
Assets
Energy Services and Products
Remotely Operated Vehicles	$612,983	$650,832
Subsea Products	723,774	788,586
Subsea Projects	611,476	626,791
Asset Integrity	241,693	268,055
Total Energy Services and Products	2,189,926	2,334,264
Advanced Technologies	168,302	129,185
Corporate and Other	466,770	560,501
Total	$2,824,998	$3,023,950
Property and Equipment, net
Energy Services and Products
Remotely Operated Vehicles	$353,139	$420,088
Subsea Products	295,297	329,486
Subsea Projects	274,518	272,649
Asset Integrity	20,556	19,445
Total Energy Services and Products	943,510	1,041,668
Advanced Technologies	11,229	10,850
Corporate and Other	9,931	11,686
Total	$964,670	$1,064,204
Goodwill
Energy Services and Products
Remotely Operated Vehicles	$24,396	$24,777
Subsea Products	99,744	103,128
Subsea Projects	123,624	155,292
Asset Integrity	143,515	150,560
Total Energy Services and Products	391,279	433,757
Advanced Technologies	21,842	21,842
Total	$413,121	$455,599
All assets specifically identified with a particular business segment have been segregated. Cash and cash equivalents, certain other current assets, certain investments and certain other assets have not been allocated to particular business segments and are included in Corporate and Other.

The following table presents Capital Expenditures, including business acquisitions, by business segment for the periods indicated:

	Year Ended December 31,
(in thousands)	2018	2017	2016
Capital Expenditures
Energy Services and Products
Remotely Operated Vehicles	$45,732	$40,425	$50,339
Subsea Products	25,149	27,711	56,669
Subsea Projects	99,701	29,544	25,602
Asset Integrity	2,874	3,651	3,910
Total Energy Services and Products	173,456	101,331	136,520
Advanced Technologies	3,550	2,063	2,742
Corporate and Other	1,033	1,564	3,251
Total	$178,038	$104,958	$142,513
Geographic Operating Areas
The following tables summarize certain financial data by geographic area:

	Year Ended December 31,
(in thousands)	2018	2017	2016
Revenue
Foreign:
Africa	$239,959	$256,198	$486,615
United Kingdom	203,391	236,177	304,635
Norway	185,552	178,712	166,180
Asia and Australia	163,843	193,865	196,679
Brazil	64,004	42,607	73,280
Other	103,548	81,364	66,870
Total Foreign	960,297	988,923	1,294,259
United States	949,185	932,584	977,344
Total	$1,909,482	$1,921,507	$2,271,603

	December 31,
(in thousands)	2018	2017
Property and equipment, net
Foreign:
Norway	$58,042	$78,279
Africa	117,877	135,345
United Kingdom	106,330	87,601
Asia and Australia	48,837	50,057
Brazil	51,282	50,842
Other	21,374	25,346
Total Foreign	403,742	427,470
United States	560,928	636,734
Total	$964,670	$1,064,204

Revenue is based on location where services are performed and products are manufactured.

9. EMPLOYEE BENEFIT PLANS
Retirement Investment Plans
We have several employee retirement investment plans that, taken together, cover most of our full-time employees. The Oceaneering Retirement Investment Plan is a 401(k) plan in which U.S. employees may participate by deferring a portion of their gross monthly salary and directing us to contribute the deferred amount to the plan. We match a portion of the employees' deferred compensation. Our contributions to the 401(k) plan were $18 million, $17 million and $20 million for the plan years ended December 31, 2018, 2017 and 2016, respectively.
We also make matching contributions to foreign employee savings plans similar in nature to a 401(k) plan. In 2018, 2017 and 2016, these contributions, principally related to plans associated with U.K. and Norwegian subsidiaries, were $11 million, $9.1 million and $12 million, respectively.
The Oceaneering International, Inc. Supplemental Executive Retirement Plan covers selected key management employees and executives, as approved by the Compensation Committee of our Board of Directors (the "Compensation Committee"). Under this plan, we accrue an amount determined as a percentage of the participant's gross monthly salary and the amounts accrued are treated as if they are invested in one or more investment vehicles pursuant to this plan. Expenses related to this plan during 2018, 2017 and 2016 were $2.8 million, $3.2 million and $3.3 million, respectively.
We had a defined benefit plan covering some of our employees in the U.K. The assets of the U.K. plan were invested in individual pensioners' annuities in anticipation of the plan settlement, which occurred in the fourth quarter of 2018. There were no plan assets or obligations for the U.K plan at December 31, 2018. The projected benefit obligations for the U.K. plan were $21 million at December 31, 2017 and the fair values of the plan assets (using Level 2 inputs) for the U.K. plan were $22 million at December 31, 2017.
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
In 2018, 2017 and 2016, the Compensation Committee granted awards of performance units to certain of our key executives and employees. The performance units awarded are scheduled to vest in full on the third anniversary of the award date, or pro rata over three years if the participant meets certain age and years of service requirements. The Compensation Committee and the Board of Directors approved specific financial goals and measures (as defined), for each of the three-year periods ending December 31, 2020, 2019 and 2018 to be used as the basis for the final value of the performance units. The final value of the performance unit granted may range from $0 to $200 in each of 2018 and 2017 and from $0 to $150 in 2016. Upon vesting and determination of value, the value of the performance units will be payable in cash. Compensation expense (benefit) related to the performance units was $3.9 million, $4.2 million and $(4.2) million in 2018, 2017 and 2016, respectively. As of December 31, 2018, there were 332,756 performance units outstanding.
During 2018, 2017 and 2016, the Compensation Committee granted restricted units of our common stock to certain of our key executives and employees. During 2018, 2017 and 2016, our Board of

Directors granted restricted common stock to our nonemployee directors. Over 85%, 80%, and 65% of the grants made to our employees in 2018, 2017 and 2016, respectively, vest in full on the third anniversary of the award date, conditional upon continued employment. The remainder of the grants made to employees vest pro rata over three years, as these participants meet certain age and years-of-service requirements. For the grants of restricted stock units to each of the participant employees, the participant will be issued a share of our common stock for the participant's vested restricted stock units at the earlier of three years or, if the participant vested earlier after meeting the age and service requirements, following termination of employment or service. The grants of restricted stock to our nonemployee directors were scheduled to vest in full on the first anniversary of the award date conditional upon continued service as a director, with one exception.  In February 2017, we granted shares of restricted common stock to a director who had given written notice of his intention to retire from our board of directors. Those shares were to vest if the director's service continued until the election of directors at our subsequent annual meeting of shareholders in May 2017.  The director fulfilled that requirement by resigning concurrent with that election and the shares of restricted stock became vested.
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
The additional tax charge realized from tax deductions less than the financial statement expense of our restricted stock grants was $2.1 million, $3.1 million and $3.0 million in 2018, 2017 and 2016, respectively. The 2018 and 2017 charges were recognized in our Consolidated Statements of Operations and the 2016 charge was recognized in our Consolidated Statements of Equity.

The following is a summary of our restricted stock and restricted stock unit activity for 2018, 2017 and 2016:

	Number	Weighted Average Fair Value	Aggregate Intrinsic Value
Balance at December 31, 2015	831,291	60.49
Granted	587,953	27.90
Issued	(278,572)	61.48	$7,866,000
Forfeited	(88,665)	43.03
Balance at December 31, 2016	1,052,007	43.48
Granted	489,514	26.70
Issued	(277,968)	61.90	$7,038,000
Forfeited	(81,748)	34.15
Balance at December 31, 2017	1,181,805	32.84
Granted	653,286	18.05
Issued	(320,147)	47.62	$5,993,000
Forfeited	(71,047)	24.87
Balance at December 31, 2018	1,443,897	23.27

The restricted stock units granted in 2018, 2017 and 2016 carry no voting rights and no dividend rights. Each grantee of shares of restricted common stock is deemed to be the record owner of those shares during the restriction period, with the right to vote and receive any dividends on those shares.
Grants of restricted stock units are valued at their estimated fair values as of their respective grant dates. The grants in 2018, 2017 and 2016 were subject only to vesting conditioned on continued

employment or service as a nonemployee director; therefore, these grants were valued at the grant date fair market value using the closing price of our stock on the New York Stock Exchange.
Compensation expense under the restricted stock plans was $10 million, $11 million and $14 million for 2018, 2017 and 2016, respectively. As of December 31, 2018, we had $10.0 million of future expense to be recognized related to our restricted stock unit plans over a weighted average remaining life of 1.6 years.

Post-Employment Benefit
In 2001, we entered into an agreement with our Chairman who was also then our Chief Executive Officer. That agreement was amended in 2006 and in 2008. Pursuant to the amended agreement, the Chairman relinquished his position as Chief Executive Officer in May 2006 and began his post-employment service period on December 31, 2006, which continued through August 15, 2011, during which service period the Chairman, acting as an independent contractor, agreed to serve as nonexecutive Chairman of our Board of Directors. The agreement provides the Chairman with post-employment benefits for ten years following August 15, 2011. The agreement also provides for medical coverage on an after-tax basis to the Chairman, his spouse and children for their lives. We recognized the net present value of the post-employment benefits over the expected service period. Our total accrued liabilities, current and long-term, under this post-employment benefit were $3.2 million and $3.9 million at December 31, 2018 and 2017, respectively.
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

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
(in thousands, except per share data)

	2018
Quarter Ended	March 31	June 30	Sept. 30	Dec. 31	Total
Revenue	$416,413	$478,674	$519,300	$495,095	$1,909,482
Gross margin	18,828	29,728	47,635	33,035	129,226
Income (loss) from operations	(27,149)	(19,637)	(1,552)	(97,144)	(145,482)
Net income (loss)	(49,133)	(33,076)	(65,979)	(64,139)	(212,327)
Diluted loss per share	$(0.50)	$(0.34)	$(0.67)	$(0.65)	$(2.16)
Weighted average number of diluted shares outstanding	98,383	98,531	98,533	98,534	98,496

	2017
Quarter Ended	March 31	June 30	Sept. 30	Dec. 31	Total
Revenue	$446,176	$515,036	$476,120	$484,175	$1,921,507
Gross margin	44,855	53,571	54,885	41,299	194,610
Income (loss) from operations	(150)	9,390	10,531	(9,115)	10,656
Net income (loss)	(7,534)	2,132	(1,768)	173,568	166,398
Diluted earnings (loss) per share	$(0.08)	$0.02	$(0.02)	$1.76	$1.68
Weighted average number of diluted shares outstanding	98,138	98,751	98,270	98,852	98,764