Form 10-Q
period 2019-03-31
OCEANEERING INTERNATIONAL INC
filed 2019-05-01
CIK 73756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
☐ Yes    ☑ No
Number of shares of Common Stock outstanding as of April 26, 2019: 98,928,299

Oceaneering International, Inc.
Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	Mar 31, 2019	Dec 31, 2018
(in thousands, except share data)
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$341,763	$354,259
Accounts receivable, net of allowances for doubtful accounts of $6,698 and $7,116	381,455	368,885
Contract assets	221,451	256,201
Inventory, net	203,010	194,507
Other current assets	72,713	71,037
Total Current Assets	1,220,392	1,244,889
Property and Equipment, at cost	2,857,688	2,837,587
Less accumulated depreciation	1,901,949	1,872,917
Net Property and Equipment	955,739	964,670
Other Assets:
Goodwill	421,572	413,121
Other non-current assets	191,504	202,318
Right-of-Use Operating Lease asset	182,311	—
Total Other Assets	795,387	615,439
Total Assets	$2,971,518	$2,824,998
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$111,741	$102,636
Accrued liabilities	309,902	306,933
Contract liabilities	78,668	85,172
Total Current Liabilities	500,311	494,741
Long-term Debt	790,969	786,580
Long-term Operating Lease Liabilities	166,453	—
Other Long-term Liabilities	122,285	128,379
Commitments and Contingencies
Equity:
Common Stock, par value $0.25 per share; 360,000,000 shares authorized; 110,834,088 shares issued	27,709	27,709
Additional paid-in capital	198,784	220,421
Treasury stock; 11,905,789 and 12,294,873 shares, at cost	(681,786)	(704,066)
Retained earnings	2,173,861	2,204,548
Accumulated other comprehensive loss	(333,131)	(339,377)
Oceaneering Shareholders' Equity	1,385,437	1,409,235
Noncontrolling interest	6,063	6,063
Total Equity	1,391,500	1,415,298
Total Liabilities and Equity	$2,971,518	$2,824,998
The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
(in thousands, except per share data)	2019	2018
Revenue	$493,886	$416,413
Cost of services and products	466,299	397,585
Gross Margin	27,587	18,828
Selling, general and administrative expense	49,301	45,977
Income (Loss) from Operations	(21,714)	(27,149)
Interest income	2,604	2,592
Interest expense, net of amounts capitalized	(9,424)	(9,371)
Equity in income (losses) of unconsolidated affiliates	(164)	(843)
Other income (expense), net	719	(8,474)
Income (Loss) Before Income Taxes	(27,979)	(43,245)
Provision (benefit) for income taxes	(3,152)	5,888
Net Income (Loss)	$(24,827)	(49,133)

Weighted average shares outstanding
Basic	98,714	98,383
Diluted	98,714	98,383
Earnings (loss) per share
Basic	$(0.25)	$(0.50)
Diluted	$(0.25)	$(0.50)
The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three Months Ended March 31,
(in thousands)	2019	2018
Net Income (Loss)	$(24,827)	$(49,133)
Other comprehensive income:
Foreign Currency Translation Adjustments	6,246	22,176
Total other comprehensive income	6,246	22,176
Comprehensive Income (Loss)	(18,581)	(26,957)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
(in thousands)	2019	2018
Cash Flows from Operating Activities:
Net income (loss)	$(24,827)	$(49,133)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	52,486	54,128
Deferred income tax provision (benefit)	(2,907)	2,819
Net loss (gain) on sales of property and equipment	(11)	37
Noncash compensation	2,980	2,812
Excluding the effects of acquisitions, increase (decrease) in cash from:
Accounts receivable and contract assets	22,181	20,815
Inventory	(15,026)	(2,985)
Other operating assets	1,010	6,535
Currency translation effect on working capital, excluding cash	371	5,559
Current liabilities	(15,058)	(41,194)
Other operating liabilities	(2,075)	6,225
Total adjustments to net income	43,951	54,751
Net Cash Provided by Operating Activities	19,124	5,618
Cash Flows from Investing Activities:
Purchases of property and equipment	(29,964)	(25,732)
Business acquisitions, net of cash acquired	—	(68,398)
Other investing activities	—	202
Distributions of capital from unconsolidated affiliates	—	1,579
Dispositions of property and equipment	50	—
Net Cash Used in Investing Activities	(29,914)	(92,349)
Cash Flows from Financing Activities:
Net proceeds from issuance of 6.000% Senior Notes, net of issuance costs	—	295,879
Repayment of term loan facility	—	(300,000)
Other financing activities	(2,338)	(1,635)
Net Cash Used in Financing Activities	(2,338)	(5,756)
Effect of exchange rates on cash	632	(2,919)
Net Increase (Decrease) in Cash and Cash Equivalents	(12,496)	(95,406)
Cash and Cash Equivalents—Beginning of Period	354,259	430,316
Cash and Cash Equivalents—End of Period	$341,763	$334,910
The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)

					Accumulated Other Comprehensive Income (Loss)
	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Currency Translation Adjustments		Oceaneering Shareholders' Equity	Noncontrolling Interest	Total Equity
(in thousands)						Pension
Balance, December 31, 2018	$27,709	$220,421	$(704,066)	$2,204,548	$(339,377)	$—	$1,409,235	$6,063	$1,415,298
Cumulative effect of ASC 842 adoption	—	—	—	(5,860)	—	—	(5,860)	—	(5,860)
Net loss	—	—	—	(24,827)	—	—	(24,827)	—	(24,827)
Other comprehensive income (loss)	—	—	—	—	6,246	—	6,246	—	6,246
Restricted stock unit activity	—	(16,494)	17,137	—	—	—	643	—	643
Restricted stock activity	—	(5,143)	5,143	—	—	—	—	—	—
Non controlling interest	—	—	—		—	—	—	—	—
Balance, March 31, 2019	$27,709	$198,784	$(681,786)	$2,173,861	$(333,131)	$—	$1,385,437	$6,063	$1,391,500

Balance, December 31, 2017	$27,709	$225,125	$(718,946)	$2,417,412	$(292,351)	$215	$1,659,164	$5,354	$1,664,518
Cumulative effect of ASC 606 adoption	—	—	—	(537)	—	—	(537)	—	(537)
Net loss	—	—	—	(49,133)	—	—	(49,133)	—	(49,133)
Other comprehensive income (loss)	—	—	—	—	22,176	—	22,176	—	22,176
Restricted stock unit activity	—	(9,186)	10,365	—	—	—	1,179	—	1,179
Restricted stock activity	—	(3,951)	3,951	—	—	—	—	—	—
Non controlling interest	—	—	—	—	—	—	—	—	—
Balance, March 31, 2018	$27,709	$211,988	$(704,630)	$2,367,742	$(270,175)	$215	$1,632,849	$5,354	$1,638,203

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    SUMMARY OF MAJOR ACCOUNTING POLICIES

Basis of Presentation. Oceaneering International, Inc. ("Oceaneering," "we" or "us") has prepared these unaudited consolidated financial statements pursuant to instructions for quarterly reports on Form 10-Q, which we are required to file with the U.S. Securities and Exchange Commission (the "SEC"). These financial statements do not include all information and footnotes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). These financial statements reflect all adjustments that we believe are necessary to present fairly our financial position as of March 31, 2019 and our results of operations and cash flows for the periods presented. Except as otherwise disclosed herein, all such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in our annual report on Form 10-K for the year ended December 31, 2018. The results for interim periods are not necessarily indicative of annual results.
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
Property and Equipment and Long-Lived Intangible Assets. We provide for depreciation of assets included in property and equipment on the straight-line method over their estimated useful lives. We charge the costs of repair and maintenance of property and equipment to operations as incurred, while we capitalize the costs of improvements that extend asset lives or functionality. Upon the disposition of property and equipment, the related cost and accumulated depreciation accounts are relieved and any resulting gain or loss is included as an adjustment to cost of services and products.
Intangible assets, primarily acquired in connection with business combinations, include trade names, intellectual property and customer relationships and are being amortized over their estimated useful lives.
We capitalize interest on assets where the construction period is anticipated to be more than three months. We capitalized $2.0 million and $1.6 million of interest in the three-month periods ended March 31, 2019 and 2018, respectively. We do not allocate general administrative costs to capital projects.
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

Goodwill. Annually, we are required to evaluate our goodwill by performing a qualitative or quantitative impairment test. Under the qualitative approach and after assessing the totality of events or circumstances, if we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we are required to perform the quantitative analysis to determine the fair value for that reporting unit. We were required to perform a quantitative analysis for our Subsea Projects Segment and determined that the fair value was less than the carrying value and, as a result, we recorded a pre-tax goodwill impairment loss of $76 million in the Subsea Projects reporting unit. The impairment loss was recorded in our Consolidated Statement of Operation for the quarter ended December 31, 2018. For the remaining reporting units, qualitative assessments were performed and we concluded that it was more likely than not the fair value of the reporting unit was more than the carrying value of the reporting unit and, therefore, no impairment was required.

In addition to our annual evaluation of goodwill for impairment, upon the occurrence of a triggering event, we review our goodwill to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount.

Foreign Currency Translation. The functional currency for several of our foreign subsidiaries is the applicable local currency. Results of operations for foreign subsidiaries with functional currencies other than the U.S. dollar are translated into U.S. dollars using average exchange rates during the period. Assets and liabilities of these foreign subsidiaries are translated into U.S. dollars using the exchange rates in effect as of the balance sheet date, and the resulting translation adjustments are recognized in accumulated other comprehensive income (loss) as a component of shareholders' equity. All foreign currency transaction gains and losses are recognized currently in the Consolidated Statements of Operations.

Revenue Recognition. On January 1, 2018, we adopted Accounting Standard Update ("ASU") 2014-09, "Revenue from Contracts with Customers," which implemented Accounting Standards Codification Topic 606 ("ASC 606"). We have used the modified retrospective method applied to those contracts that were not completed as of January 1, 2018, and have utilized the practical expedient to reflect the effect on contract modifications in the aggregate. The cumulative effect of applying ASC 606 was recognized as an adjustment of $537,000 to retained earnings as of January 1, 2018.

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

We apply judgment in the determination and allocation of transaction price to performance obligations, and the subsequent recognition of revenue, based on the facts and circumstances of each contract. We routinely review estimates related to our contracts and, where required, reflect revisions to profitability in earnings immediately. If an element of variable consideration has the potential for a significant future reversal of revenue, we will constrain that variable consideration to a level intended to remove the potential future reversal. If a current estimate of total contract cost indicates an ultimate loss on a contract, we recognize the projected loss in full when we determine it. In prior years, we recorded adjustments to earnings as a result of revisions to contract estimates; however, we did not have any material adjustments during the quarter ended March 31, 2019. There could be significant adjustments to overall contract costs in the future, due to changes in facts and circumstances.

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

On January 1, 2019 we adopted Accounting Standards Update ("ASU") 2018-11, an amendment to ASU 2016-02, "Leases" (collectively, the "New Leases Standard") that: (1) requires lessees to recognize a Right-of-Use asset ("ROU assets") and lease liabilities for virtually all leases; and (2) updates previous accounting standards for lessors to align certain requirements of the New Leases Standard and the revenue recognition accounting standard. We have used the transition method allowing us to apply the new standard at the adoption date and have adopted the package of practical expedients permitting us to retain the identification and classification of leases made under the previously applicable accounting standards; we did not adopt the hindsight expedient. The cumulative effect of applying the New Leases Standard as of January 1, 2019 of $5.9 million was recognized as an adjustment to retained earnings, with corresponding adjustments to increase ROU assets and Lease liabilities by $185 million and $191 million, respectively. The standard did not materially affect our net earnings and had no impact on cash flows. The comparative information with respect to prior periods has not been retrospectively restated and continues to be reported under the accounting standards in effect for those periods.
As a lessee, we utilize the expedients available to us not to recognize leases of 12 months or less on the balance sheet and to combine lease and non-lease components together and account for the combined component as a lease for all asset classes, except real estate.
As a lessor, we lease certain types of equipment along with the provision of services and utilize the expedient allowing us to combine the lease and non-lease components into a combined component that is accounted for under ASC 842 where the lease component is predominant and under ASC 606 where the service component is predominant.
We determine whether a contract is or contains a lease at inception, whether as a lessee or a lessor. We take into consideration the elements of an identified asset, right to control and the receipt of economic benefit in making these determinations.

As a lessee, we lease land, buildings, vessels and equipment for the operation of our business and to support some of our service line revenue streams. These generally carry lease terms that range from days for operational and support equipment to 22 years for land and buildings. These leases are negotiated on commercial terms at market rates and many carry standard options to extend or terminate at our discretion. When the exercise of those options is reasonably certain, we include them in the lease assessment. Our leases do not contain material restrictions or covenants that impact our accounting for them, nor do we provide residual value guarantees.
As a lessor, we lease certain types of equipment, often providing services at the same time. These leases can be priced on a day-rate or lump-sum basis for periods ranging from a few days to multi-year contracts. These leases are negotiated on commercial terms at market rates and many carry standard options to extend or terminate at our customers sole discretion. These leases generally do not contain options to purchase, material restrictions or covenants that impact our accounting for leases.
ROU operating lease assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate, based on the information available at commencement date in determining the present value of future payments. In determining the incremental borrowing rate, we took into account our external credit ratings, bond yields for us and our identified peers, geographic regions where we operate, credit default swap rates and the impact associated with providing collateral for an amount equal to the lease payments. Our ROU operating lease assets also include any lease prepayments made and exclude lease incentives and initial direct costs incurred. Our lease terms may include options to extend or terminate the lease, which we take into account when it is reasonably certain that we will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.
We do not have any leases that have not yet commenced that create significant rights and obligations for us as a lessee nor do we have any material related party transactions.
Please see Note 5 — "Leases" — for more information on our operating leases.

New Accounting Standards. In June 2016, the Financial Accounting Standards Board ("FASB") issued ASU No. 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments, as modified by subsequently issued ASU 2018-19. The guidance introduces a new credit reserving model know as the Current Expected Credit Loss ("CECL") model, which is based on expected losses, and differs significantly from the incurred loss approach used today. The CECL model requires estimating all expected credit losses for certain types of financial instruments, including trade receivables, held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. These ASUs affect an entity to varying degrees depending on the credit quality for the assets held by the entity, their duration and how the entity applies current U.S. GAAP. These ASUs will become effective for us beginning January 1, 2020. We are currently evaluating the impact of this guidance.

In August 2017, the FASB issued ASU No. 2017-12 "Derivatives and Hedging (Topic 815): Targeted improvements to Accounting for Hedging Activities," which simplified the application of hedge accounting guidance in current GAAP and improved the reporting of hedging relationships to better portray the economic results of our risk management activities in our consolidated financial statements. We adopted this ASU on January 1, 2019 and the effects of this update have not had a material impact on our consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, "Financial Instruments — Overall (Subtopic 825-10) Recognition and Measurement of Financial Assets and Financial Liabilities."  This update:

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
In February 2018, the FASB issued ASU 2018-02, "Income Statement – Reporting Comprehensive Income (Topic 220) Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income." The amendments in this update allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the December 2017 enactment of U.S. tax reform legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act"). However, because the amendments only relate to the reclassification of the income tax effects of the Tax Act, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. The amendments in this update also require certain disclosures about stranded tax effects. The amendments in this update were effective for us beginning January 1, 2019. This ASU has not had a material effect on our consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07, "Compensation – Stock Compensation (Topic 718) Improvements to Nonemployee Share-Based Payment Accounting."  This ASU expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees.  The amendments in this ASU become effective for us beginning January 1, 2019. This ASU has not had a material effect on our consolidated financial statements.

2.    REVENUE

Revenue By Category

The following table presents Revenue disaggregated by business segment, geographical region, and timing of transfer of goods or services.

	Three Months Ended
(in thousands)	Mar 31, 2019	Mar 31, 2018	Dec 31, 2018
Business Segment:
Energy Services and Products
Remotely Operated Vehicles	$100,346	$85,594	$96,736
Subsea Products	128,844	126,688	129,509
Subsea Projects	89,728	56,860	89,295
Asset Integrity	60,689	61,288	62,830
Total Energy Services and Products	379,607	330,430	378,370
Advanced Technologies	114,279	85,983	116,725
Total	$493,886	$416,413	$495,095

(in thousands)
Geographic Operating Areas:	Three Months Ended
Foreign:	Mar 31, 2019	Mar 31, 2018	Dec 31, 2018
Africa	$87,106	$55,087	$71,237
United Kingdom	53,298	45,319	50,304
Norway	42,466	39,042	42,731
Asia and Australia	41,426	38,946	41,685
Brazil	17,763	18,828	17,161
Other	21,222	19,639	23,200
Total Foreign	263,281	216,861	246,318
United States	230,605	199,552	248,777
Total	$493,886	$416,413	$495,095

Timing of Transfer of Goods or Services:
Revenue recognized over time	$461,245	$374,667	$465,008
Revenue recognized at a point in time	32,641	41,746	30,087
Total	$493,886	$416,413	$495,095

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

During the three months ended March 31, 2019, Contract assets decreased by $35 million from its opening balance due to billings of $519 million, which exceeded accrued revenue of $484 million. Contract liabilities decreased $6.5 million from its opening balance, due to revenue recognition of $15 million less deferrals of milestone payments that totaled $8.2 million. There were no cancellations, impairments or other significant impacts in the period that relate to other categories of explanation.

Performance Obligations

As of March 31, 2019, the aggregate amount of the transaction price allocated to remaining performance obligations was $364 million. We expect to recognize revenue for the remaining performance obligations of $272 million over the next twelve months.

The aggregate amount of transaction price allocated to remaining performance obligations that were unsatisfied (or partially unsatisfied) as of March 31, 2019 are noted above. In arriving at this value, we have used two expedients available to us and are not disclosing amounts in relation to performance obligations: (1) that are part of contracts with an original expected duration of one year or less; or (2) on contracts where we recognize revenue in line with the billing.

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

Where appropriate, we have made estimates within the transaction price of elements of variable consideration within the contracts and constrained those amounts to a level where we consider that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. The amount of revenue recognized in the three months ended March 31, 2019, which was associated with performance obligations completed or partially completed in prior periods was not significant.

As of March 31, 2019, there was no outstanding liability balance for refunds or returns due to the nature of our contracts and the services and products we provide. Our warranties are limited to assurance warranties that are of a standard length and are not considered to be a material right. The majority of our contracts consist of a single performance obligation. When there are multiple obligations, we look for observable evidence of stand-alone selling prices on which to base the allocation. This involves judgment as to the appropriateness of the observable evidence relating to the facts and circumstances of the contract. If we do not have observable evidence, we estimate stand-alone selling prices by taking a cost plus margin approach, using typical margins from the type of product or service, customer and regional geography involved.

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

Costs to fulfill a contract primarily consist of certain mobilization costs incurred to provide services or products to our customers. These costs are deferred and amortized over the period of contract performance. The closing balance of Costs to fulfill a contract was $13 million as of both March 31, 2019 and December 31, 2018. For the three-month periods ended March 31, 2019 and 2018, $2.6 million and $1.3 million of amortization expense was recorded, respectively. No impairment costs were recognized.

3.    SELECTED BALANCE SHEET INFORMATION
The following is information regarding selected balance sheet accounts:

(in thousands)	Mar 31, 2019	Dec 31, 2018
Inventory:
Remotely operated vehicle parts and components	$114,059	$108,939
Other inventory, primarily raw materials	88,951	85,568
Total	$203,010	$194,507

Other Current Assets:
Prepaid expenses	$62,534	$60,858
Angolan bonds	10,179	10,179
Total	$72,713	$71,037

Accrued Liabilities:
Payroll and related costs	$96,257	$114,676
Accrued job costs	71,662	62,281
Income taxes payable	24,435	34,954
Current operating lease liability	20,001	—
Other	97,547	95,022
Total	$309,902	$306,933

4.    DEBT
Long-term Debt consisted of the following:

(in thousands)	Mar 31, 2019	Dec 31, 2018

4.650% Senior Notes due 2024	$500,000	$500,000
6.000% Senior Notes due 2028	300,000	300,000
Fair value of interest rate swaps on $200 million of principal	(1,483)	(5,600)
Unamortized debt issuance costs	(7,548)	(7,820)
Revolving Credit Facility	—	—
Long-term Debt	$790,969	$786,580

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

The Credit Agreement contains various covenants that we believe are customary for agreements of this nature, including, but not limited to, restrictions on our ability and the ability of each of our subsidiaries to incur debt, grant liens, make certain investments, make distributions, merge or consolidate, sell assets and enter into certain restrictive agreements. We are also subject to a maximum adjusted total Capitalization Ratio (as defined in the Credit Agreement) of 55%. The Credit Agreement includes customary events of default and associated remedies. As of March 31, 2019, we were in compliance with all the covenants set forth in the Credit Agreement.

We have two interest rate swaps in place on a total of $200 million of the 2024 Senior Notes for the period to November 2024. Please refer to Note 6 — "Commitments and Contingencies" — for more information on our interest rate swaps.

We incurred $6.9 million and $4.1 million of issuance costs related to the 2024 Senior Notes and the 2028 Senior Notes, respectively, and $2.6 million of loan costs, including costs of the amendments prior to Amendment No. 4, related to the Credit Agreement. The costs, net of accumulated amortization, are included as a reduction of Long-term Debt on our Consolidated Balance Sheets, as it pertains to the Senior Notes, and in Other non-current assets, as it pertains to the Credit Agreement. We are amortizing these costs to Interest expense through the maturity date for the Senior Notes and to January 2023 for the Credit Agreement.

5.    LEASES
The following tables present information about operating leases.

(in thousands)	Mar 31, 2019	Jan 1, 2019
Assets:
Operating lease assets	$182,311	$184,648
Total lease assets	$182,311	$184,648

Liabilities:
Current
Operating	$20,001	$20,318
Noncurrent
Operating	166,453	170,190
Total lease liabilities	$186,454	$190,508

Three Months Ended
(in thousands)	Mar 31, 2019
Lease Cost:
Operating lease cost	$7,003
Short-term lease cost	19,089
Net lease cost	$26,092

	Mar 31, 2019	Jan 1, 2019
Lease Term and Discount Rate:

Weighted-average remaining lease terms (years)	8.9	9.2

Weighted-average discount rate	6.9%	6.9%
Future maturities of lease liabilities under all of our operating leases are as follows:

12 Months ended March 31,
(in thousands)
2020	$29,116
2021	26,234
2022	26,540
2023	23,458
2024	20,885
Thereafter	156,653
Total lease payments	282,886
Less: Interest	(96,432)
Present value of lease liabilities	$186,454

6.    COMMITMENTS AND CONTINGENCIES

Litigation. In the ordinary course of business, we are, from time to time, involved in litigation or subject to disputes, governmental investigations or claims related to our business activities, including, among other things:

• performance- or warranty-related matters under our customer and supplier contracts and other business arrangements; and
• workers’ compensation claims, Jones Act claims, occupational hazard claims, premises liability claims and other claims.

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

We estimated the aggregate fair market value of the Senior Notes to be $749 million as of March 31, 2019, based on quoted prices. Since the market for the Senior Notes is not an active market, the fair value of the Senior Notes is classified within Level 2 in the fair value hierarchy under U.S. GAAP (inputs other than quoted prices in active markets for similar assets and liabilities that are observable or can be corroborated by observable market data for substantially the full terms for the assets or liabilities).

We have two interest rate swaps in place on a total of $200 million of the 2024 Senior Notes for the period to November 2024. The agreements swap the fixed interest rate of 4.650% on $100 million of the 2024 Senior Notes to the floating rate of one month LIBOR plus 2.426% and on another $100 million to one month LIBOR plus 2.823%. We estimate the combined fair value of the interest rate swaps to be a net liability of $1.5 million as of March 31, 2019, which is included on our balance sheet in our Other Long-term Liabilities. These values were arrived at based on a discounted cash flow model using Level 2 inputs.

Since the second quarter of 2015, the exchange rate for the Angolan kwanza relative to the U.S. dollar generally has been declining, with the exception that the exchange rate was relatively stable during 2017. As our functional currency in Angola is the U.S. dollar, we recorded foreign currency transaction losses related to the kwanza of less than $0.1 million and $7.7 million in the three-month periods ended March 31, 2019 and 2018, respectively, as a component of Other income (expense), net in our Consolidated Statements of Operations for those respective periods. Our foreign currency transaction losses related primarily to the remeasurement of our Angolan kwanza cash balances to U.S. dollars. Any conversion of cash balances from kwanza to U.S. dollars is controlled by the central bank in Angola, and the central bank slowed this process from mid-2015 to 2017, causing our kwanza cash balances to increase during that period of time. However, beginning in 2018, the Angolan central bank has allowed us to repatriate cash from Angola. As of March 31, 2019 and December 31, 2018, we had the equivalent of approximately $7.7 million and $9.3 million, respectively, of kwanza cash balances in Angola reflected on our balance sheet.
To mitigate our currency exposure risk in Angola, we have used kwanza to purchase equivalent Angolan central bank (Banco Nacional de Angola) bonds. The bonds are denominated as U.S. dollar equivalents, so that, upon payment of semi-annual interest and principal upon maturity, payment is made in kwanza, equivalent to the respective U.S. dollars at the then-current exchange rate. During 2018, we received a total of $70 million proceeds from maturities and redemptions of Angolan bonds and reinvested $10 million of the proceeds in similar assets. As of March 31, 2019 and December 31, 2018, we have $10 million of Angolan bonds on our Consolidated Balance Sheets. Because we intend to sell the bonds if we are able to repatriate the proceeds, we classified these bonds as available-for-sale securities, and they are recorded as Other current assets on our Consolidated Balance Sheets.

We estimated the fair market value of the bonds to be $10 million as of March 31, 2019 and December 31, 2018 using quoted prices. Since the market for the Angolan bonds is not an active market, the fair value of the Angolan bonds is classified within Level 2 in the fair value hierarchy under U.S. GAAP. As of March 31, 2019 and December 31, 2018, the difference between the fair market value and the carrying amount of the Angolan bonds was immaterial.

7.    EARNINGS (LOSS) PER SHARE, SHARE-BASED COMPENSATION AND SHARE REPURCHASE PLAN
Earnings (Loss) per Share. For each period presented, the only difference between our calculated weighted average basic and diluted number of shares outstanding is the effect of outstanding restricted stock units. In periods where we have a net loss, the effect of our outstanding restricted stock units is anti-dilutive, and therefore does not increase our diluted shares outstanding.
For each period presented, our net income (loss) allocable to both common shareholders and diluted common shareholders is the same as our net income (loss) in our consolidated statements of operations.
Share-Based Compensation. We have no outstanding stock options and, therefore, no share-based compensation to be recognized pursuant to stock option grants.

During 2017, 2018 and through March 31, 2019, we granted restricted units of our common stock to certain of our key executives and employees. During 2017, 2018 and 2019, our Board of Directors granted restricted common stock to our nonemployee directors. The restricted units granted to our key executives and key employees generally vest in full on the third anniversary of the award date, conditional on continued employment. The restricted stock unit grants can vest pro rata over three years, provided the individual meets certain age and years-of-service requirements. The shares of restricted stock we grant to our non-employee directors vest in full on the first anniversary of the award date, conditional on continued service as a director. Each grantee of shares of restricted stock is deemed to be the record owner of those shares during the restriction period, with the right to vote and receive any dividends on those shares. The restricted stock units outstanding have no voting or dividend rights.
For each of the restricted stock units granted in 2017 through March 31, 2019, at the earlier of three years after grant or at termination of employment or service, the grantee will be issued one share of our common stock for each unit vested. As of March 31, 2019 and December 31, 2018, respective totals of 1,773,102 and 1,443,897 shares of restricted stock or restricted stock units were outstanding.
We estimate that share-based compensation cost not yet recognized related to shares of restricted stock or restricted stock units, based on their grant-date fair values, was $19 million as of March 31, 2019. This expense is being recognized on a staged-vesting basis over three years for awards attributable to individuals meeting certain age and years-of-service requirements, and on a straight-line basis over the applicable vesting period of one or three years for the other awards.
Share Repurchase Plan. In December 2014, our Board of Directors approved a plan to repurchase up to 10 million shares of our common stock. Under this plan, in 2015, we had repurchased 2.0 million shares of our common stock for $100 million. We did not repurchase any shares during 2016 through March 31, 2019. We account for the shares we hold in treasury under the cost method, at average cost.

8.    INCOME TAXES

During interim periods, we provide for income taxes based on our current estimated annual effective tax rate using assumptions as to (1) earnings and other factors that would affect the tax provision for the remainder of the year and (2) the operations of foreign branches and subsidiaries that are subject to local income and withholding taxes. In the three-month period ended March 31, 2019, we recognized additional tax expense of $1.4 million from discrete items, primarily related to share-based compensation and valuation allowances. In the three-month period ended March 31, 2018, we recognized additional tax expense of $2.4 million from discrete items, primarily related to a $1.8 million adjustment associated with share-based compensation.

The effective tax rate for the three months ended March 31, 2019 and March 31, 2018 was different than the federal statutory rate of 21.0%, primarily due to the geographic mix of operating revenue and results that generated taxes in certain jurisdictions that exceeded the tax benefit from losses and credits in other jurisdictions, which could not be realized in the quarter due to valuation allowances being provided, and discrete items. It is our intention to continue to indefinitely reinvest in certain of our international operations; therefore, we do not provide for withholding taxes on the possible distribution of these earnings.  We do not believe the effective tax rate before discrete items is meaningful due to the ongoing shifting of geographic mix of our operating revenue and results.
We conduct our international operations in a number of locations that have varying laws and regulations with regard to income and other taxes, some of which are subject to interpretation. We recognize the expense or benefit for a tax position if it is more likely than not to be sustainable upon audit by the applicable taxing authority. If this threshold is met, the tax expense or benefit is then measured and recognized at the largest amount that we believe is greater than 50% likely of being realized upon ultimate settlement.
We account for any applicable interest and penalties on uncertain tax positions as a component of our provision for income taxes on our financial statements. Including associated foreign tax credits, penalties and interest, we have accrued a net total of $19 million and $18 million in Other Long-term Liabilities on our balance sheet for unrecognized tax liabilities as of March 31, 2019 and December 31, 2018, respectively. Changes in management's judgment related to those liabilities would affect our effective income tax rate in the periods of change.
Our tax returns are subject to audit by taxing authorities in multiple jurisdictions. These audits often take years to complete and settle. The following lists the earliest tax years open to examination by tax authorities where we have significant operations:

Jurisdiction	Periods
United States	2014
United Kingdom	2015
Norway	2015
Angola	2013
Brazil	2014
Australia	2013
In April 2019, negotiations with certain foreign tax authorities related to ongoing tax audits entered the settlement phase. The final settlement has not been completed; however, the expected settlement may have an impact on the uncertain tax position in the three months ended June 30, 2019.

9.	BUSINESS SEGMENT INFORMATION

We are a global provider of engineered services and products, primarily to the offshore energy industry. Through the use of our applied technology expertise, we also serve the defense, aerospace and commercial theme park industries. Our Energy Services and Products business consists of Remotely Operated Vehicles ("ROVs"), Subsea Products, Subsea Projects and Asset Integrity. Our ROV segment provides submersible vehicles operated from the surface to support offshore energy exploration, development and production activities. Our Subsea Products segment supplies a variety of specialty subsea hardware and related services. Our Subsea Projects segment provides multiservice subsea support vessels and offshore diving and support vessel operations, primarily for inspection, maintenance and repair and installation activities. We also provide survey, autonomous underwater vehicle and satellite-positioning services. For the renewable energy markets, we provide seabed preparation, route clearance and trenching services for submarine cables. Our Asset Integrity segment provides asset integrity management and assessment services, nondestructive testing and inspection. Our Advanced Technologies business provides project management, engineering services and equipment for applications in non-energy industries. Unallocated Expenses are those not associated with a specific business segment. These consist of expenses related to our incentive and deferred compensation plans, including restricted stock and bonuses, as well as other general expenses, including corporate administrative expenses.
There are no differences in the basis of segmentation or in the basis of measurement of segment profit or loss from those used in our consolidated financial statements for the year ended December 31, 2018.

The table that follows presents Revenue, Income (Loss) from Operations and Depreciation and Amortization by business segment for each of the periods indicated.

	Three Months Ended
(in thousands)	Mar 31, 2019	Mar 31, 2018	Dec 31, 2018
Revenue
Energy Services and Products
Remotely Operated Vehicles	$100,346	$85,594	$96,736
Subsea Products	128,844	126,688	129,509
Subsea Projects	89,728	56,860	89,295
Asset Integrity	60,689	61,288	62,830
Total Energy Services and Products	379,607	330,430	378,370
Advanced Technologies	114,279	85,983	116,725
Total	$493,886	$416,413	$495,095
Income (Loss) from Operations
Energy Services and Products
Remotely Operated Vehicles	$1,418	$(2,398)	$(1,275)
Subsea Products	(476)	1,755	(3,803)
Subsea Projects	2,892	(2,359)	(79,379)
Asset Integrity	(713)	1,679	1,349
Total Energy Services and Products	3,121	(1,323)	(83,108)
Advanced Technologies	9,599	1,668	15,406
Unallocated Expenses	(34,434)	(27,494)	(29,442)
Total	$(21,714)	$(27,149)	$(97,144)
Depreciation and Amortization
Energy Services and Products
Remotely Operated Vehicles	$27,990	$27,642	$27,972
Subsea Products	12,991	14,025	11,797
Subsea Projects	7,882	8,313	85,651
Asset Integrity	1,634	1,848	1,585
Total Energy Services and Products	50,497	51,828	127,005
Advanced Technologies	830	766	786
Unallocated Expenses	1,159	1,534	1,125
Total	$52,486	$54,128	$128,916
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

Certain statements we make in this quarterly report on Form 10-Q are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements include, without limitation, statements regarding our expectations about:

•
second quarter and the full year of 2019 operating results and the contributions from our segments to those results (including the expected benefits from a recent business acquisition, anticipated revenue, operating income or loss, and utilization information), as well as the items below the operating income (loss) line;

•	our cash flows and earnings before interest, taxes and depreciation and amortization (EBITDA) in 2019;

•	future demand and business activity levels;

•
our plans for future operations (including planned additions to and retirements from our remotely operated vehicle ("ROV") fleet, our intent regarding the new multiservice subsea support vessel scheduled to be placed into service in the second quarter of 2019, and other capital expenditures);

•	the adequacy of our liquidity, cash flows and capital resources;

•	our expectations regarding shares to be repurchased under our share repurchase plan;

•	our assumptions that could affect our estimated tax rate;

•	the implementation of new accounting standards and related policies, procedures and controls;

•	seasonality;

•	industry conditions; and

•	increase in offshore activities and contract awards during the remainder of 2019.

These forward-looking statements are subject to various risks, uncertainties and assumptions, including those we have referred to under the headings "Risk Factors" and "Cautionary Statement Concerning Forward-Looking Statements" in Part I of our annual report on Form 10-K for the year ended December 31, 2018. Although we believe that the expectations reflected in such forward-looking statements are reasonable, because of the inherent limitations in the forecasting process, as well as the relatively volatile nature of the industries in which we operate, we can give no assurance that those expectations will prove to have been correct. Accordingly, evaluation of our future prospects must be made with caution when relying on forward-looking information.

The following discussion should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our annual report on Form 10-K for the year ended December 31, 2018.

Executive Overview

Our diluted earnings (loss) per share for the three months ended March 31, 2019 was $(0.25), as compared to $(0.50) for the corresponding period of the prior year. Our operating results exceeded our expectations and reflected higher than expected activity levels and good execution within our energy-focused businesses.

For the second quarter of 2019, compared to the first quarter, we anticipate quarterly operating profitability improvements in our ROV, Subsea Projects and Advanced Technologies segments and relatively flat quarter-to-quarter results in our Subsea Products and Asset Integrity segments. Unallocated Expenses are expected to be in the mid-$30 million range.

For the full year of 2019, at the segment level, we forecast overall ROV fleet utilization in the upper 50% range and ROV EBITDA margin to remain relatively flat. For Subsea Products, we continue to expect: good order intake during the first half of 2019 driving increased activity in the second half of 2019; a book-to-bill ratio in the range of 1.25 to 1.4 for the full year; and operating margins in the mid-single-digit range. We expect good activity levels in Subsea Projects and Advanced Technologies for the remainder of 2019, with operating margins in the low-double-digit range. For Asset Integrity, we expect a slight increase in activity during the second half of 2019 and operating margins in the low-single-digit range. For the remainder of 2019, we expect our quarterly Unallocated Expenses to average $35 million per quarter.

Below the operating income (loss) line, we expect:

•
increased interest expense, as we will no longer be capitalizing interest on the Ocean Evolution once it is placed into service in the second quarter of 2019, and from higher interest rates, which affect our floating rate debt and our swaps to floating rates on $200 million of fixed-rate debt; and

•	a loss on our equity investment in Medusa Spar LLC, due to depreciation more than offsetting cash earnings.

We are not providing guidance as to our 2019 annual effective tax rate, due to the ongoing shifting of geographic mix of our operating revenue and results. These conditions do not allow for a meaningful tax rate forecast.

During 2019, we expect each of our operating segments will contribute positive EBITDA and, on a consolidated basis, we will generate sufficient cash flows to service our debt and fund our anticipated maintenance and organic growth capital expenditures.

Critical Accounting Policies and Estimates

For information about our Critical Accounting Policies and Estimates, please refer to the discussion in our annual report on Form 10-K for the year ended December 31, 2018 under the heading "Critical Accounting Policies and Estimates" in Item 7 – "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Effective January 1, 2019, we adopted Accounting Standards Update 2018-11, an amendment to ASU 2016-02, "Leases" (collectively, the "New Leases Standard"). See Notes 1 and 5 of Notes to Consolidated Financial Statements included in this report for further details, including our accounting policy for the new Leases Standard under this newly adopted accounting standard.

Liquidity and Capital Resources

As of March 31, 2019, we had working capital of $720 million, including $342 million of cash and cash equivalents. Additionally, Amendment No. 4 to the Credit Agreement (as defined below) provides for a $500 million revolving credit facility until October 25, 2021 and thereafter $450 million until January 25, 2023 with a group of banks. We consider our liquidity, cash flows and capital resources to be adequate to support our existing operations and capital commitments.

Our capital expenditures were $30 million during the first three months of 2019 as compared to $26 million in the first three months of 2018, excluding the $68 million purchase price for the Ecosse acquisition. We acquired Ecosse in March 2018, reflecting our commitment to expand our service line capabilities, grow our market position within the offshore renewable energy market, and provide our customers with proven tools to optimize installation projects. Ecosse builds and operates seabed preparation, route clearance and trenching tools for submarine cables and pipelines on an integrated basis that includes vessels, ROVs and survey services.

We currently estimate our capital expenditures for 2019, excluding business acquisitions, will be in the range of $105 million to $125 million, including approximately $40 million to $50 million of maintenance capital expenditures and $65 million to $75 million of growth capital expenditures. We expect to place our new-build Jones Act multiservice subsea support vessel Ocean Evolution into service during the second quarter of 2019.

The Ocean Evolution is U.S.-flagged and documented with a coastwise endorsement by the U.S. Coast Guard. The vessel has an overall length of 353 feet, a Class 2 dynamic positioning system, accommodations for 110 personnel, a helideck, a 250-ton active heave-compensated crane, a working moonpool, and two of our high specification 4,000 meter work-class ROVs. The vessel is also equipped with a satellite communications system capable of transmitting streaming video for real-time work observation by shore-based personnel. We anticipate the vessel will be used to augment our ability to provide subsea intervention services in the U.S. Gulf of Mexico. These services are required to perform inspection, maintenance and repair projects and hardware installations.

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

As of March 31, 2019, we had long-term debt in the principal amount of $800 million outstanding and $500 million available under our revolving credit facility provided under the Credit Agreement.

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

The Credit Agreement contains various covenants that we believe are customary for agreements of this nature, including, but not limited to, restrictions on our ability and the ability of each of our subsidiaries to incur debt, grant liens, make certain investments, make distributions, merge or consolidate, sell assets and enter into certain restrictive agreements. We are also subject to a maximum adjusted total Capitalization Ratio (as defined in the Credit Agreement) of 55%. The Credit Agreement includes customary events of default and associated remedies. As of March 31, 2019, we were in compliance with all the covenants set forth in the Credit Agreement.

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

Our principal source of cash from operating activities is our net income (loss), adjusted for the non-cash effects of, among other things, depreciation and amortization, deferred income taxes and noncash compensation under our share-based compensation plans. Our $19 million and $6 million of cash provided from operating activities in the three-month periods ended March 31, 2019 and 2018, respectively, were principally affected by operating results and cash increases (decreases) of:

•	$22 million and $21 million, respectively, from changes in accounts receivable and contract assets;

•	$(15) million and $(3) million, respectively, from changes in inventory; and

•	$(15) million and $(41) million, respectively, from changes in current liabilities.

The increase in cash related to accounts receivable and contract assets in the first quarter of 2019 was mainly due to various income tax refunds. We had an increase in cash related to accounts receivable in the first quarter of 2018, as we had lower revenue in the first quarter of 2018 as compared to the fourth quarter of 2017. As a result, combined with our cash collections in the first quarter of each of 2019 and 2018, our overall accounts receivable and contract asset balances decreased. The decrease in cash related to inventory as of March 31, 2019 was based on increases in ROV-related inventory due to increased days on hire and Manufactured Products related to an increase in backlog. The decrease in cash related to current liabilities in the first quarter of 2019 was mainly due to the payment of foreign jurisdictional income and withholding taxes. The first quarter of 2018 decrease in cash related to current liabilities reflected generally lower business levels.

In the three months ended March 31, 2019, we used $30 million of cash in investing activities related to capital expenditures. We also used $2.3 million in financing activities. In the three months ended March 31, 2018, we used $92 million of cash in investing activities. The cash used in investing activities related to capital expenditures of $26 million and $68 million paid in the Ecosse acquisition. We also used $5.8 million in financing activities, as a result of the repayment of the $300 million term loan facility under the Credit Agreement, substantially offset by the net proceeds from the issuance of the 2028 Senior Notes, net of issuance costs, of $296 million.

We have not guaranteed any debt not reflected on our Consolidated Balance Sheets as of March 31, 2019, and we do not have any off-balance sheet arrangements, as defined by SEC rules.

In December 2014, our Board of Directors approved a plan to repurchase up to 10 million shares of our common stock. In 2015, we repurchased 2.0 million shares of our common stock for $100 million under this plan. We did not repurchase any shares during 2016 through March 31, 2019. We account for the shares we hold in treasury under the cost method, at average cost. The timing and amount of any future repurchases will be determined by our management. We expect that any additional shares repurchased under the plan will be held as treasury stock for possible future use. The plan does not obligate us to repurchase any particular number of shares.
Results of Operations

We operate in five business segments. The segments are contained within two businesses — services and products provided primarily to the offshore energy industry ("Energy Services and Products") and services and products provided to non-energy industries ("Advanced Technologies"). Our Unallocated Expenses are those not associated with a specific business segment.

Consolidated revenue and profitability information is as follows:

	Three Months Ended
(dollars in thousands)	Mar 31, 2019	Mar 31, 2018	Dec 31, 2018
Revenue	$493,886	$416,413	$495,095
Gross Margin	27,587	18,828	33,035
Gross Margin %	6%	5%	7%
Operating Income (Loss)	(21,714)	(27,149)	(97,144)
Operating Income %	(4)%	(7)%	(20)%

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

	Three Months Ended
(dollars in thousands)	Mar 31, 2019	Mar 31, 2018	Dec 31, 2018
Remotely Operated Vehicles
Revenue	$100,346	$85,594	$96,736
Gross Margin	9,421	4,955	6,764
Operating Income (Loss)	1,418	(2,398)	(1,275)
Operating Income (Loss) %	1%	(3)%	(1)%
Days available	24,506	25,138	25,272
Days utilized	12,942	11,034	13,147
Utilization	53%	44%	52%

Subsea Products
Revenue	128,844	126,688	129,509
Gross Margin	12,315	15,005	10,156
Operating Income (Loss)	(476)	1,755	(3,803)
Operating Income (Loss) %	—%	1%	(3)%
Backlog at end of period	464,000	240,000	332,000

Subsea Projects
Revenue	89,728	56,860	89,295
Gross Margin	9,033	1,117	2,795
Operating Income (Loss)	2,892	(2,359)	(79,379)
Operating Income (Loss) %	3%	(4)%	(89)%

Asset Integrity
Revenue	60,689	61,288	62,830
Gross Margin	6,272	8,018	8,086
Operating Income (Loss)	(713)	1,679	1,349
Operating Income (Loss) %	(1)%	3%	2%

Total Energy Services and Products
Revenue	$379,607	$330,430	$378,370
Gross Margin	37,041	29,095	27,801
Operating Income (Loss)	3,121	(1,323)	(83,108)
Operating Income (Loss) %	1%	—%	(22)%

In general, our energy related business focuses on supplying services and products to the offshore energy industry. Since the downturn in oil prices in mid-2014, we have experienced lower activity levels and reduced pricing. In 2019, with oil prices stabilizing and activity in some areas improving, we believe that we are in the early stages of a recovery in activity in general, and in our businesses. We expect that a recovery will take time, and only after a sustained higher level of activity can the prices for our services and products be increased enough to generate satisfactory returns.

We believe we are the world's largest provider of ROV services, and this business segment historically, but not currently, has been the largest contributor to our Energy Services and Products business operating income. Our ROV segment revenue reflects the utilization percentages, fleet sizes and average pricing of the respective periods. Our ROV operating margins have declined as depreciation has become a higher percentage of revenue, and we have experienced lower utilization and pricing in recent years. Our ROV operating income increased in the three months ended March 31, 2019 compared to the corresponding period of the prior year, mainly due to increased days on hire as utilization improved to 53% from 44%. During the first quarter of 2019, ROV operating results increased compared to the immediately preceding quarter due to increased revenue per day-on-hire largely attributable to reimbursement of costs associated with mobilizations and installations, and our fleet utilization improved to 53% from 52%. We added seven new ROVs to our fleet during the three months ended March 31, 2019 and retired seven, resulting in a total of 275 ROVs in our ROV fleet. We expect our second quarter 2019 ROV operating results to improve from the first quarter results, due to a seasonal increase in days on hire. For the full year 2019, we continue to project increased days on hire in both drill support and vessel-based activity. Although we endeavor to maintain and increase our drill support market share and place more ROVs on vessels, we need a sizable increase in our customers' offshore activity and spending levels for there to be a discernible increase in ROV pricing and profitability.

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

	Three Months Ended
	Mar 31, 2019	Mar 31, 2018	Dec 31, 2018
Manufactured products	51%	59%	55%

Service and rental	49%	41%	45%

Our Subsea Products operating results decreased in the three-month period ended March 31, 2019 compared to the corresponding period of the prior year, mainly due to lower throughput in manufactured products. Subsea Products operating results in the first quarter of 2019 was higher than that of the immediately preceding quarter on flat revenue. This improvement was largely due to higher levels of Service and Rental activity at improved margins achieved by good execution, including successfully closing out several projects.

Our Subsea Products backlog was $464 million as of March 31, 2019, compared to $332 million as of December 31, 2018. The backlog increase was largely attributable to increased umbilical and related hardware order intake in our manufactured products business. Our book-to-bill ratio for the trailing twelve months was 1.4. During the quarter, our order intake included two unannounced binding letters associated with significant pending contract awards. This unusual step allowed us to procure long lead time items to meet customers' expected delivery dates. We expect Subsea Products operating results to be flat in the second quarter of 2019 compared to the first quarter. During the second half of 2019, we expect an increase in umbilical and related hardware revenue based on booked work and expected contract awards. Our Subsea Products book-to-bill ratio is expected to be in the range of 1.25 to 1.4 for the full year.

Our Subsea Projects operating results increased in the three-month period ended March 31, 2019 compared to the corresponding period of the prior year, due to increased vessel demand, Gulf of Mexico construction work and increased diving work. Subsea Projects' operating results increased in the first quarter of 2019 compared to the immediately preceding quarter, primarily due to the goodwill impairment charge of $76 million incurred in the fourth quarter of 2018 as a result of the protracted downturn in survey and vessel activity. In the second quarter of 2019, we expect Subsea Projects operating results to improve compared to the first quarter, driven by an increase in demand for our survey services and seasonal increases in vessel and diving work in the U.S. Gulf of Mexico. For the full year of 2019 compared to 2018, we expect Subsea Projects operating results to improve due to increased global demand.

For the three-month period ended March 31, 2019, compared to the corresponding period of the prior year, Asset Integrity's operating results were lower, due to reduced pricing levels. Asset Integrity's operating results in the three-month period ended March 31, 2019 compared to the immediately preceding quarter decreased on lower margin work. For the second quarter of 2019, we expect Asset Integrity's revenue and operating results to be relatively flat as compared to the first quarter. For the full year of 2019, we project Asset Integrity operating results to be lower, driven by reduced pricing, and we expect margins to be in the low-single-digit range.

Advanced Technologies

Revenue, Gross Margin and Operating Income information was as follows:

	Three Months Ended
(dollars in thousands)	Mar 31, 2019	Mar 31, 2018	Dec 31, 2018
Revenue	$114,279	$85,983	$116,725
Gross Margin	$15,248	$7,822	$22,314
Operating Income	9,599	1,668	15,406
Operating Income %	8%	2%	13%

Advanced Technologies operating income for three-month period ended March 31, 2019 was higher than that of the corresponding period of the prior year, due to an increase in volume primarily related to government-related work, as well as improved execution in our Automated Guided Vehicles ("AGV") business. Operating income in the first quarter of 2019 was lower than that of the immediately preceding quarter, due to a shift in mix, with increased revenue on our lower margin government-related work and reduced revenue on our higher margin work in our entertainment group. We expect an increase in our Advanced Technologies operating income in the second quarter of 2019 compared to the first quarter, as a result of continued increased activity and improved operating margins in both our government and commercial businesses. For the full year of 2019, we continue to anticipate Advanced Technologies operating income to be higher, due to increased activity within our entertainment group supporting the theme park business, improved execution in our AGV business and marginal overall growth in our government businesses.

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

	Three Months Ended
	Mar 31, 2019	Mar 31, 2018	Dec 31, 2018
Government	71%	69%	62%

Commercial	29%	31%	38%

Unallocated Expenses

Our Unallocated Expenses, (i.e., those not associated with a specific business segment), within gross margin consist of expenses related to our incentive and deferred compensation plans, including restricted stock units, performance units and bonuses, as well as other general expenses. Our Unallocated Expenses within operating expense consist of those expenses within gross margin plus general and administrative expenses related to corporate functions.

The following table sets forth our Unallocated Expenses for the periods indicated.

	Three Months Ended
(dollars in thousands)	Mar 31, 2019	Mar 31, 2018	Dec 31, 2018
Gross Margin	$24,702	$18,089	$17,080
Operating Expense	34,434	27,494	29,442
Operating expense % of revenue	7%	7%	6%

Our Unallocated Expenses for the three-month period ended March 31, 2019 increased compared to the corresponding period of the prior year, primarily due to higher 2019 estimated expenses related to incentive compensation from our performance units and bonuses. Our Unallocated Expenses for the three months ended March 31, 2019 were higher compared to the immediately preceding quarter, due to higher estimated incentive plan compensation. For the remainder of 2019, we expect our quarterly Unallocated Expenses to average $35 million per quarter due to the expectation for higher projected short- and long-term performance based incentive compensation expense and global Information Technology expenses.

Other

The following table sets forth our significant financial statement items below the Income (Loss) from Operations line.

	Three Months Ended
(in thousands)	Mar 31, 2019	Mar 31, 2018	Dec 31, 2018
Interest income	$2,604	$2,592	$1,775
Interest expense, net of amounts capitalized	(9,424)	(9,371)	(9,684)
Equity in income (losses) of unconsolidated affiliates	(164)	(843)	(519)
Other income (expense), net	719	(8,474)	(2,390)
Provision (benefit) for income taxes	(3,152)	5,888	(43,823)

In addition to interest on borrowings, interest expense includes amortization of loan costs, fees for lender commitments under our revolving credit agreement and fees for standby letters of credit and bank guarantees that banks issue on our behalf for performance bonds, bid bonds and self-insurance requirements.

Foreign currency transaction gains and losses are the principal component of Other income (expense), net. In the three-month periods ended March 31, 2019 and 2018, we incurred foreign currency transaction gains (losses) of $0.6 million and $(8.3) million, respectively. We did not incur any significant currency transaction losses in any one currency in 2019. The currency losses in 2018 primarily related to the Angolan kwanza and its declining exchange rate relative to the U.S. dollar, and related primarily to our cash balances in Angola. We could incur further foreign currency exchange losses in Angola if further currency devaluations occur. However, in 2019, we expect lower foreign currency exchange losses, due to lower cash balances in Angolan kwanza.

The provisions for income taxes were related to our current estimated annual effective tax rate using assumptions as to (1) earnings and other factors that would affect the tax provision for the remainder of the year and (2) the operations of foreign branches and subsidiaries that are subject to local income and withholding taxes. Factors that could affect our estimated tax rate include our profitability levels in general and the geographic mix in the sources of our results. The effective tax rate for the three months ended March 31, 2019 was different than the federal statutory rate of 21% primarily due to the geographic mix of operating revenue and results that generated taxes in certain jurisdictions that exceeded the tax benefit from losses and credits in other jurisdictions, which could not be realized in the quarter due to valuation allowances being provided and other discrete items. It is our intention to continue to indefinitely reinvest in certain of our international operations, therefore, we do not provide withholding taxes on the possible distribution of these earnings. We do not believe the effective tax rate before discrete items is meaningful due to the ongoing shifting of geographic mix of our operating revenue and results. Our 2019 income tax payments are anticipated to be approximately $25 million, net. The effective tax rate for the three months ended March 31, 2018 was lower than the statutory rate of 21.0%, primarily due to our intention to indefinitely reinvest in certain of our international operations and discrete items related to the accounting for share-based compensation. In 2018, we did not provide for U.S. taxes on the portion of our foreign earnings that we deemed indefinitely reinvested.

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
Because we operate in various oil and gas exploration and production regions in the world, we conduct a portion of our business in currencies other than the U.S. dollar. The functional currency for several of our international operations is the applicable local currency. A stronger U.S. dollar against the U.K. pound sterling, the Norwegian kroner and the Brazilian real may result in lower operating income. We manage our exposure to changes in foreign exchange rates principally through arranging compensation in U.S. dollars or freely convertible currency and, to the extent possible, by limiting compensation received in other currencies to amounts necessary to meet obligations denominated in those currencies. We use the exchange rates in effect as of the balance sheet date to translate assets and liabilities as to which the functional currency is the local currency, resulting in translation adjustments that we reflect as accumulated other comprehensive income or loss in the equity section of our Consolidated Balance Sheets. We recorded net adjustments to our equity accounts of $6.2 million and $22.2 million in the three-month periods ended March 31, 2019 and 2018, respectively. Negative adjustments reflect the net impact of the strengthening of the U.S. dollar against various foreign currencies for locations where the functional currency is not the U.S. dollar. Conversely, positive adjustments reflect the effect of a weakening U.S. dollar.

We recorded foreign currency transaction gains (losses) of $0.6 million and $(8.3) million in the three-month periods ended March 31, 2019 and 2018, respectively. Those gains (losses) are included in Other income (expense), net in our Consolidated Statements of Operations in those respective periods. Since the second quarter of 2015, the exchange rate for the Angolan kwanza relative to the U.S. dollar generally has been declining, with the exception that the exchange rate was relatively stable during 2017. As our functional currency in Angola is the U.S. dollar, we recorded foreign currency transaction losses related to the kwanza of less than $0.1 million and $7.7 million in the three-month periods ended March 31, 2019 and 2018, respectively, as a component of Other income (expense), net in our Consolidated Statements of Operations for those respective periods. Our foreign currency transaction losses related primarily to the remeasurement of our Angolan kwanza cash balances to U.S. dollars. Any conversion of cash balances from kwanza to U.S. dollars is controlled by the central bank in Angola, and the central bank slowed this process from mid-2015 to 2017, causing our kwanza cash balances to increase during that period of time. However, beginning in 2018, the Angolan central bank has allowed us to repatriate cash from Angola. During 2018, we were able to repatriate $74 million of cash from Angola.

As of March 31, 2019 and December 31, 2018, we had the equivalent of approximately $7.7 million and $9.3 million, respectively, of kwanza cash balances in Angola reflected on our Consolidated Balance Sheets.

To mitigate our currency exposure risk in Angola, we have used kwanza to purchase equivalent Angolan central bank (Banco Nacional de Angola) bonds. The bonds are denominated as U.S. dollar equivalents, so that, upon payment of semi-annual interest and principal upon maturity, payment is made in kwanza, equivalent to the respective U.S. dollars at the then-current exchange rate. Because we intend to sell the bonds if we are able to repatriate the proceeds, we classified these bonds as available-for-sale securities, and they are recorded in Other current assets on our Consolidated Balance Sheets.

We estimated the fair market value of the Angolan bonds to be $10 million as of March 31, 2019 and December 31, 2018 using quoted market prices. Since the market for the Angolan bonds is not an active market, the fair value of the Angolan bonds is classified within Level 2 in the fair value hierarchy under U.S. GAAP. As of March 31, 2019 and December 31, 2018, the difference between the fair market value and the carrying amount of the Angolan bonds was immaterial.

Item 4.        Controls and Procedures.

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2019 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There has been no change in our internal control over financial reporting that occurred during the three months ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except for the implementation of information technology software, controls and procedures associated with the adoption of the Financial Accounting Standards Board Topic 842, Leases.

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

Item 6.         Exhibits.

Index to Exhibits
			Registration or File Number	Form of Report	Report Date	Exhibit Number
*	3.01	Restated Certificate of Incorporation	1-10945	10-K	Dec. 2000	3.01
*	3.02	Certificate of Amendment to Restated Certificate of Incorporation	1-10945	8-K	May 2008	3.1
*	3.03	Certificate of Amendment to Restated Certificate of Incorporation	1-10945	8-K	May 2014	3.1
*	3.04	Amended and Restated Bylaws	1-10945	8-K	Aug. 2015	3.1
*	10.1+	Oceaneering International, Inc. Retirement Investment Plan, amended and restated effective January 1, 2019	I-10945	10-K	Dec. 2018	10.31
*	10.2+	Oceaneering Retirement Investment Plan Trust Agreement with Fidelity Management Trust Company, effective January 1, 2019	I-10945	10-K	Dec. 2018	10.35
*	10.3+	Form of 2019 Performance Unit Agreement	1-10945	8-K	Mar. 2019	10.1
*	10.4+	Form of 2019 Restricted Stock Unit Agreement	1-10945	8-K	Mar. 2019	10.2
*	10.5+	Form of 2019 Nonemployee Director Restricted Stock Agreement	1-10945	8-K	Mar. 2019	10.3
*	10.6+	2019 Annual Cash Bonus Award Program Summary	1-10945	8-K	Mar. 2019	10.4
	31.01	Rule 13a – 14(a)/15d – 14(a) certification of principal executive officer
	31.02	Rule 13a – 14(a)/15d – 14(a) certification of principal financial officer
	32.01	Section 1350 certification of principal executive officer
	32.02	Section 1350 certification of principal financial officer
	101.INS	XBRL Instance Document
	101.SCH	XBRL Taxonomy Extension Schema Document
	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
	101.LAB	XBRL Taxonomy Extension Label Linkbase Document
	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

	+	Management contract or compensatory plan or arrangement.
	*	Exhibit previously filed with the Securities and Exchange Commission, as indicated, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 1, 2019	/S/ RODERICK A. LARSON
Date	Roderick A. Larson
President and Chief Executive Officer
(Principal Executive Officer)

May 1, 2019	/S/ ALAN R. CURTIS
Date	Alan R. Curtis
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

May 1, 2019	/S/ WITLAND J. LEBLANC, JR.
Date	Witland J. LeBlanc, Jr.
Vice President and Chief Accounting Officer
(Principal Accounting Officer)