Form 10-Q
period 2019-06-30
OCEANEERING INTERNATIONAL INC
filed 2019-07-30
CIK 73756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Not Applicable
(Former name, former address and former fiscal year, if changed from last report)
____________________________________________

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common stock, par value $0.25 per share	OII	New York Stock Exchange
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
☐ Yes    ☑ No
Number of shares of Common Stock outstanding as of July 26, 2019: 98,929,503

Oceaneering International, Inc.
Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	Jun 30, 2019	Dec 31, 2018
(in thousands, except share data)
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$355,838	$354,259
Accounts receivable, net of allowances for doubtful accounts of $5,676 and $7,116	374,173	368,885
Contract assets	197,001	256,201
Inventory, net	206,671	194,507
Other current assets	61,510	71,037
Total Current Assets	1,195,193	1,244,889
Property and equipment, at cost	2,879,197	2,837,587
Less accumulated depreciation	1,931,410	1,872,917
Net property and equipment	947,787	964,670
Other Assets:
Goodwill	422,312	413,121
Other noncurrent assets	192,698	202,318
Right-of-use operating lease assets	180,645	—
Total other assets	795,655	615,439
Total Assets	$2,938,635	$2,824,998
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$105,171	$102,636
Accrued liabilities	312,347	306,933
Contract liabilities	73,526	85,172
Total current liabilities	491,044	494,741
Long-term debt	795,639	786,580
Long-term operating lease liabilities	172,090	—
Other long-term liabilities	120,829	128,379
Commitments and contingencies
Equity:
Common stock, par value $0.25 per share; 360,000,000 shares authorized; 110,834,088 shares issued	27,709	27,709
Additional paid-in capital	201,227	220,421
Treasury stock; 11,904,585 and 12,294,873 shares, at cost	(681,717)	(704,066)
Retained earnings	2,138,679	2,204,548
Accumulated other comprehensive loss	(332,928)	(339,377)
Oceaneering shareholders' equity	1,352,970	1,409,235
Noncontrolling interest	6,063	6,063
Total equity	1,359,033	1,415,298
Total Liabilities and Equity	$2,938,635	$2,824,998
The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2019	2018	2019	2018
Revenue	$495,781	$478,674	$989,667	$895,087
Cost of services and products	453,798	448,946	920,097	846,531
Gross margin	41,983	29,728	69,570	48,556
Selling, general and administrative expense	51,618	49,365	100,919	95,342
Income (loss) from operations	(9,635)	(19,637)	(31,349)	(46,786)
Interest income	1,848	2,950	4,452	5,542
Interest expense, net of amounts capitalized	(10,199)	(8,802)	(19,623)	(18,173)
Equity in income (losses) of unconsolidated affiliates	—	(737)	(164)	(1,580)
Other income (expense), net	7	(3,556)	726	(12,030)
Income (loss) before income taxes	(17,979)	(29,782)	(45,958)	(73,027)
Provision (benefit) for income taxes	17,203	3,294	14,051	9,182
Net Income (Loss)	$(35,182)	(33,076)	$(60,009)	$(82,209)

Weighted-average shares outstanding
Basic	98,929	98,531	98,822	98,457
Diluted	98,929	98,531	98,822	98,457
Earnings (loss) per share
Basic	$(0.36)	$(0.34)	$(0.61)	$(0.83)
Diluted	$(0.36)	$(0.34)	$(0.61)	$(0.83)
The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Net income (loss)	$(35,182)	$(33,076)	$(60,009)	$(82,209)
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	203	(37,806)	6,449	(15,630)
Total other comprehensive income (loss)	203	(37,806)	6,449	(15,630)
Comprehensive income (loss)	$(34,979)	$(70,882)	$(53,560)	$(97,839)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
(in thousands)	2019	2018
Cash Flows from Operating Activities:
Net income (loss)	$(60,009)	$(82,209)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	102,790	113,971
Deferred income tax provision (benefit)	(3,686)	(23,034)
Net loss (gain) on sales of property and equipment	(1,592)	860
Noncash compensation	5,835	5,985
Excluding the effects of acquisitions, increase (decrease) in cash from:
Accounts receivable and contract assets	53,913	(12,161)
Inventory	(18,687)	(3,901)
Other operating assets	11,868	473
Currency translation effect on working capital, excluding cash	2,005	(2,771)
Current liabilities	(18,669)	3,941
Other operating liabilities	(1,059)	14,531
Total adjustments to net income (loss)	132,718	97,894
Net Cash Provided by Operating Activities	72,709	15,685
Cash Flows from Investing Activities:
Purchases of property and equipment	(70,862)	(53,530)
Business acquisitions, net of cash acquired	—	(68,398)
Proceeds from redemption of investments	—	33,405
Other investing activities	—	(10,025)
Distributions of capital from unconsolidated affiliates	1,064	2,372
Dispositions of property and equipment	1,679	1,403
Net Cash Used in Investing Activities	(68,119)	(94,773)
Cash Flows from Financing Activities:
Net proceeds from issuance of 6.000% Senior Notes, net of issuance costs	—	295,816
Repayment of term loan facility	—	(300,000)
Other financing activities	(2,682)	(1,594)
Net Cash Used in Financing Activities	(2,682)	(5,778)
Effect of exchange rates on cash	(329)	(5,909)
Net Increase (Decrease) in Cash and Cash Equivalents	1,579	(90,775)
Cash and Cash Equivalents—Beginning of Period	354,259	430,316
Cash and Cash Equivalents—End of Period	$355,838	$339,541
The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)

					Accumulated Other Comprehensive Income (Loss)
	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Currency Translation Adjustments		Oceaneering Shareholders' Equity	Non-controlling Interest	Total Equity
(in thousands)						Pension
Balance, December 31, 2018	$27,709	$220,421	$(704,066)	$2,204,548	$(339,377)	$—	$1,409,235	$6,063	$1,415,298
Cumulative effect of ASC 842 adoption	—	—	—	(5,860)	—	—	(5,860)	—	(5,860)
Net income (loss)	—	—	—	(24,827)	—	—	(24,827)	—	(24,827)
Other comprehensive income (loss)	—	—	—	—	6,246	—	6,246	—	6,246
Restricted stock unit activity	—	(16,494)	17,137	—	—	—	643	—	643
Restricted stock activity	—	(5,143)	5,143	—	—	—	—	—	—
Balance, March 31, 2019	27,709	198,784	(681,786)	2,173,861	(333,131)	—	1,385,437	6,063	1,391,500
Net income (loss)	—	—	—	(35,182)	—	—	(35,182)	—	(35,182)
Other comprehensive income (loss)	—	—	—	—	203	—	203	—	203
Restricted stock unit activity	—	2,443	69	—	—	—	2,512	—	2,512
Restricted stock activity	—	—	—	—	—	—	—	—	—
Noncontrolling interest	—	—	—		—	—	—	—	—
Balance, June 30, 2019	$27,709	$201,227	$(681,717)	$2,138,679	$(332,928)	$—	$1,352,970	$6,063	$1,359,033

Balance, December 31, 2017	$27,709	$225,125	$(718,946)	$2,417,412	$(292,351)	$215	$1,659,164	$5,354	$1,664,518
Cumulative effect of ASC 606 adoption	—	—	—	(537)	—	—	(537)	—	(537)
Net income (loss)	—	—	—	(49,133)	—	—	(49,133)	—	(49,133)
Other comprehensive income (loss)	—	—	—	—	22,176	—	22,176	—	22,176
Restricted stock unit activity	—	(9,186)	10,365	—	—	—	1,179	—	1,179
Restricted stock activity	—	(3,951)	3,951	—	—	—	—	—	—
Balance, March 31, 2018	27,709	211,988	(704,630)	2,367,742	(270,175)	215	1,632,849	5,354	1,638,203
Net income (loss)	—	—	—	(33,076)	—	—	(33,076)	—	(33,076)
Other comprehensive income (loss)	—	—	—	—	(37,806)	—	(37,806)	—	(37,806)
Restricted stock unit activity	—	3,085	128	—	—	—	3,213	—	3,213
Balance, June 30, 2018	$27,709	$215,073	$(704,502)	$2,334,666	$(307,981)	$215	$1,565,180	$5,354	$1,570,534

The accompanying Notes are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    SUMMARY OF MAJOR ACCOUNTING POLICIES

Basis of Presentation. Oceaneering International, Inc. ("Oceaneering," "we" or "us") has prepared these unaudited consolidated financial statements pursuant to instructions for quarterly reports on Form 10-Q, which we are required to file with the United States Securities and Exchange Commission (the "SEC"). These financial statements do not include all information and footnotes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). These financial statements reflect all adjustments that we believe are necessary to present fairly our financial position as of June 30, 2019 and our results of operations and cash flows for the periods presented. Except as otherwise disclosed herein, all such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in our annual report on Form 10-K for the year ended December 31, 2018. The results for interim periods are not necessarily indicative of annual results.
Principles of Consolidation. The consolidated financial statements include the accounts of Oceaneering and our 50% or more owned and controlled subsidiaries. We also consolidate entities that are determined to be variable interest entities if we determine that we are the primary beneficiary; otherwise, we account for those entities using the equity method of accounting. We use the equity method to account for our investments in unconsolidated affiliated companies of which we own an equity interest of between 20% and 50% and as to which we have significant influence, but not control, over operations. We use the cost method for all other long-term investments. Investments in entities that we do not consolidate are reflected on our balance sheet in Other noncurrent assets. All significant intercompany accounts and transactions have been eliminated.
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
We capitalize interest on assets where the construction period is anticipated to be more than three months. We capitalized $1.4 million and $1.8 million of interest in the three-month periods ended June 30, 2019 and 2018, respectively, and $3.4 million and $3.4 million of interest in the in the six-month periods ended June 30, 2019 and 2018, respectively. We do not allocate general administrative costs to capital projects.
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

In March 2018, we acquired Ecosse Subsea Limited (“Ecosse”) for $68 million in cash. Headquartered in Aberdeen, Scotland, Ecosse builds and operates tools for seabed preparation, route clearance and trenching for the installation of submarine cables and pipelines. These services are offered on an integrated basis that includes vessels, remotely operated vehicles ("ROVs") and survey services. We have accounted for this acquisition by allocating the purchase price to the assets acquired and liabilities assumed based on their estimated fair values as of the date of acquisition. We have included Ecosse’s operations in our consolidated financial statements starting from the date of closing, and its operating results are reflected in our Subsea Projects segment.

Goodwill. Annually, we are required to evaluate our goodwill by performing a qualitative or quantitative impairment test. Under the qualitative approach and after assessing the totality of events or circumstances, if we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we are required to perform the quantitative analysis to determine the fair value for that reporting unit. We were required to perform a quantitative analysis for our Subsea Projects Segment and determined that the fair value was less than the carrying value and, as a result, we recorded a pre-tax goodwill impairment loss of $76 million in the Subsea Projects reporting unit. The impairment loss was recorded in our Consolidated Statement of Operation for the quarter ended December 31, 2018. For the remaining reporting units, qualitative assessments were performed; and we concluded that it was more likely than not the fair value of the reporting unit was more than the carrying value of the reporting unit and, therefore, no impairment was required.

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

Revenue Recognition. On January 1, 2018, we adopted Accounting Standard Update ("ASU") 2014-09, "Revenue from Contracts with Customers," which implemented Accounting Standards Codification Topic 606 ("ASC 606"). We applied the modified retrospective method to those contracts that were not completed as of January 1, 2018, and utilized the practical expedient to reflect the effect on contract modifications in the aggregate. The adoption of this ASU resulted in a cumulative effect adjustment of $537,000 recorded to retained earnings as of January 1, 2018.

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

In our service-based business lines, which principally charge on a day rate basis for services provided, there is no significant impact in the pattern of revenue and profit recognition as a result of implementation of ASC 606. In our product-based business lines, we have seen impacts on the pattern of our revenue and profit recognition in our contracts using the percentage-of-completion method, as a result of the requirement to exclude uninstalled materials and significant inefficiencies from the measure of progress. This occurs predominantly in our Subsea Products segment.

We apply judgment in the determination and allocation of transaction price to performance obligations, and the subsequent recognition of revenue, based on the facts and circumstances of each contract. We routinely review estimates related to our contracts and, where required, reflect revisions to profitability in earnings immediately. If an element of variable consideration has the potential for a significant future reversal of revenue, we will constrain that variable consideration to a level intended to remove the potential future reversal. If a current estimate of total contract cost indicates an ultimate loss on a contract, we recognize the projected loss in full when we determine it. In prior years, we recorded adjustments to earnings as a result of revisions to contract estimates; however, we did not have any material adjustments during the six months ended June 30, 2019. There could be significant adjustments to overall contract costs in the future, due to changes in facts and circumstances.

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

See Note 2—"Revenue" for more information on our revenue from contracts with customers.

On January 1, 2019 we adopted Accounting Standards Update ("ASU") 2018-11, an amendment to ASU 2016-02, "Leases" (collectively, the "New Leases Standard") that requires lessees to recognize right-of-use assets ("ROU assets") and lease liabilities for virtually all leases and updates previous accounting standards for lessors to align certain requirements of the New Leases Standard and the revenue recognition accounting standard. We elected to apply the transition method that allowed us to apply this standard at the adoption date and adopted the package of practical expedients that permitted us to retain the identification and classification of leases made under the previously applicable accounting standards. The adoption of the New Leases Standard as of January 1, 2019 resulted in a cumulative effect adjustment of $5.9 million recorded to retained earnings, with corresponding adjustments to increase ROU assets and lease liabilities by $185 million and $191 million, respectively. The adoption of this standard did not materially affect our net earnings and had no impact on cash flows. Comparative information with respect to prior periods has not been retrospectively restated and continues to be reported under the accounting standards in effect for those periods.
As a lessee, we utilize the expedients to not recognize leases with an initial lease term of 12 months or less on the balance sheet and to combine lease and non-lease components together and account for the combined component as a lease for all asset classes, except real estate.
As a lessor, we lease certain types of equipment along with the provision of services and utilize the expedient allowing us to combine the lease and non-lease components into a combined component that is accounted for under ASC 842 where the lease component is predominant and under ASC 606 where the service component is predominant. In general, wherever we have a service component, this is typically the predominant element and leads to accounting under ASC 606.
We determine whether a contract is or contains a lease at inception, whether as a lessee or a lessor. We take into consideration the elements of an identified asset, right to control and the receipt of economic benefit in making these determinations.

As a lessee, we lease land, buildings, vessels and equipment for the operation of our business and to support some of our service line revenue streams. These generally carry lease terms that range from days for operational and support equipment to 20 years for land and buildings. These leases are negotiated on commercial terms at market rates and many carry standard options to extend or terminate at our discretion. When the exercise of those options is reasonably certain, we include them in the lease assessment. Our leases do not contain material restrictions or covenants that impact our accounting for them, nor do we provide residual value guarantees.
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
ROU operating lease assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate, based on the information available at commencement date in determining the present value of future payments. In determining the incremental borrowing rate, we considered our external credit ratings, bond yields for us and our identified peers, the risk-free rate in geographic regions where we operate and the impact associated with providing collateral over a similar term as the lease for an amount equal to the lease payments. Our ROU operating lease assets also include any lease prepayments made and exclude lease incentives and initial direct costs incurred. Our lease terms may include options to extend or terminate the lease. These options are included in the lease term when it is reasonably certain that we will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.
See Note 5—"Leases"—for more information on our operating leases.

New Accounting Standards. In June 2016, the Financial Accounting Standards Board ("FASB") issued ASU No. 2016-13, "Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments," as modified by subsequently issued ASU 2018-19, ASU 2019-04 and ASU 2019-05. The guidance introduces a new credit reserving model known as the Current Expected Credit Loss ("CECL") model, which is based on expected losses, and differs significantly from the incurred loss approach used today. The CECL model requires estimating all expected credit losses for certain types of financial instruments, including trade receivables and contract assets, held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. These ASUs affect an entity to varying degrees depending on the credit quality for the assets held by the entity, their duration and how the entity applies current U.S. GAAP. These ASUs will become effective for us beginning January 1, 2020. We have formed a project team to review these requirements and ensure that we meet the required implementation date. We are currently evaluating the impact of this guidance.

In August 2017, the FASB issued ASU No. 2017-12 "Derivatives and Hedging (Topic 815): Targeted improvements to Accounting for Hedging Activities," which simplified the application of hedge accounting guidance in current U.S. GAAP and improved the reporting of hedging relationships to better portray the economic results of our risk management activities in our consolidated financial statements. Our adoption of this ASU on January 1, 2019 did not have a material impact on our consolidated financial statements.

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

2.    REVENUE

Revenue by Category

We recognized revenue, disaggregated by business segment, geographical region, and timing of transfer of goods or services, as follows:

	Three Months Ended			Six Months Ended
(in thousands)	Jun 30, 2019	Jun 30, 2018	Mar 31, 2019	Jun 30, 2019	Jun 30, 2018
Business Segment:
Energy Services and Products
Remotely Operated Vehicles	$120,363	$107,426	$100,346	$220,709	$193,020
Subsea Products	138,910	121,704	128,844	267,754	248,392
Subsea Projects	75,104	78,036	89,728	164,832	134,896
Asset Integrity	61,156	67,422	60,689	121,845	128,710
Total Energy Services and Products	395,533	374,588	379,607	775,140	705,018
Advanced Technologies	100,248	104,086	114,279	214,527	190,069
Total	$495,781	$478,674	$493,886	$989,667	$895,087

	Three Months Ended			Six Months Ended
(in thousands)	Jun 30, 2019	Jun 30, 2018	Mar 31, 2019	Jun 30, 2019	Jun 30, 2018
Geographic Operating Areas:
Foreign:
Africa	$61,390	$61,966	$87,106	$148,496	$117,053
United Kingdom	65,058	50,999	53,298	118,356	96,318
Norway	60,252	51,827	42,466	102,718	90,869
Asia and Australia	43,123	43,448	41,426	84,549	82,394
Brazil	23,658	13,461	17,763	41,421	32,289
Other	28,334	14,811	21,222	49,556	34,450
Total Foreign	281,815	236,512	263,281	545,096	453,373
United States	213,966	242,162	230,605	444,571	441,714
Total	$495,781	$478,674	$493,886	$989,667	$895,087

Timing of Transfer of Goods or Services:
Revenue recognized over time	$455,937	$437,035	$461,245	$917,182	$811,702
Revenue recognized at a point in time	39,844	41,639	32,641	72,485	83,385
Total	$495,781	$478,674	$493,886	$989,667	$895,087

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

During the six months ended June 30, 2019, contract assets decreased by $59 million from its opening balance due to billings of approximately $1.0 billion, which exceeded revenue earned of $961 million. Contract liabilities decreased $12 million from its opening balance, due to revenue recognition of $29 million less deferrals of milestone payments that totaled $17 million. There were no cancellations, impairments or other significant impacts in the period that relate to other categories of explanation.

Performance Obligations

As of June 30, 2019, the aggregate amount of the transaction price allocated to remaining performance obligations was $405 million. In arriving at this value, we have used two expedients available to us and are not disclosing amounts in relation to performance obligations: (1) that are part of contracts with an original expected duration of one year or less; or (2) on contracts where we recognize revenue in line with the billing. Of this amount, we expect to recognize revenue of $309 million over the next 12 months.

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

Where appropriate, we have made estimates within the transaction price of elements of variable consideration within the contracts and constrained those amounts to a level where we consider that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. The amount of revenue recognized in the three- and six-month periods ended June 30, 2019, which was associated with performance obligations completed or partially completed in prior periods was not significant.

As of June 30, 2019, there was no outstanding liability balance for refunds or returns due to the nature of our contracts and the services and products we provide. Our warranties are limited to assurance warranties that are of a standard length and are not considered to be a material right. The majority of our contracts consist of a single performance obligation. When there are multiple obligations, we look for observable evidence of stand-alone selling prices on which to base the allocation. This involves judgment as to the appropriateness of the observable evidence relating to the facts and circumstances of the contract. If we do not have observable evidence, we estimate stand-alone selling prices by taking a cost plus margin approach, using typical margins from the type of product or service, customer and regional geography involved.

Costs to Obtain or Fulfill a Contract

In line with the available expedient, we capitalize costs to obtain a contract when those amounts are significant and the contract is expected at inception to exceed one year in duration; otherwise, the costs are expensed in the period when incurred. Costs to obtain a contract primarily consist of bid and proposal costs, which are incremental to our fixed costs. There were no balances or amortization of costs to obtain a contract in the current reporting periods.

Costs to fulfill a contract primarily consist of certain mobilization costs incurred to provide services or products to our customers. These costs are deferred and amortized over the period of contract performance. The closing balance of costs to fulfill a contract was $14 million and $13 million as of June 30, 2019 and December 31, 2018, respectively. For the three- and six-month periods ended June 30, 2019, $1.7 million and $4.3 million of amortization expense was recorded, respectively. For the three- and six-month periods ended June 30, 2018, we recorded amortization expense of $1.2 million and $2.5 million, respectively. No impairment costs were recognized.

3.    SELECTED BALANCE SHEET INFORMATION
The following is information regarding selected balance sheet accounts:

(in thousands)	Jun 30, 2019	Dec 31, 2018
Inventory:
Remotely operated vehicle parts and components	$105,987	$108,939
Other inventory, primarily raw materials	100,684	85,568
Total	$206,671	$194,507

Other Current Assets:
Prepaid expenses	$51,331	$60,858
Angolan bonds	10,179	10,179
Total	$61,510	$71,037

Accrued Liabilities:
Payroll and related costs	$116,323	$114,676
Accrued job costs	58,227	62,281
Income taxes payable	28,029	34,954
Current operating lease liability	19,733	—
Other	90,035	95,022
Total	$312,347	$306,933

4.    DEBT
Long-term debt consisted of the following:

(in thousands)	Jun 30, 2019	Dec 31, 2018

4.650% Senior Notes due 2024	$500,000	$500,000
6.000% Senior Notes due 2028	300,000	300,000
Fair value of interest rate swaps on $200 million of principal	2,911	(5,600)
Unamortized debt issuance costs	(7,272)	(7,820)
Revolving Credit Facility	—	—
Long-term debt	$795,639	$786,580

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

The Credit Agreement contains various covenants that we believe are customary for agreements of this nature, including, but not limited to, restrictions on our ability and the ability of each of our subsidiaries to incur debt, grant liens, make certain investments, make distributions, merge or consolidate, sell assets and enter into certain restrictive agreements. We are also subject to a maximum adjusted total Capitalization Ratio (as defined in the Credit Agreement) of 55%. The Credit Agreement includes customary events of default and associated remedies. As of June 30, 2019, we were in compliance with all the covenants set forth in the Credit Agreement.

We have two interest rate swaps in place on a total of $200 million of the 2024 Senior Notes for the period to November 2024. See Note 6—"Commitments and Contingencies" for more information on our interest rate swaps.

We incurred $6.9 million and $4.1 million of issuance costs related to the 2024 Senior Notes and the 2028 Senior Notes, respectively, and $2.6 million of loan costs, including costs of the amendments prior to Amendment No. 4, related to the Credit Agreement. The costs, net of accumulated amortization, are included as a reduction of long-term debt on our Consolidated Balance Sheets, as it pertains to the Senior Notes, and in other noncurrent assets, as it pertains to the Credit Agreement. We are amortizing these costs to Interest expense through the maturity date for the Senior Notes and to January 2023 for the Credit Agreement.

5.    LEASES
Supplemental information about our operating leases follows:

(in thousands)		Jun 30, 2019	Jan 1, 2019
Assets:
	Right-of-Use Operating Lease Assets	$180,645	$184,648

Liabilities:
Operating	Current operating	$19,733	$20,318
Operating	Noncurrent operating	172,090	170,190
Lease Liabilities		$191,823	$190,508

		Three Months Ended	Six Months Ended
(in thousands)		Jun 30, 2019	Jun 30, 2019
Lease Cost:
Operating lease cost	Operating lease cost	$11,331	$18,334
Short-term lease cost	Short-term lease cost	23,840	42,929
Total Lease Cost		$35,171	$61,263

		Jun 30, 2019	Jan 1, 2019
Lease Term and Discount Rate:
Weighted-average remaining lease terms (years)	Weighted-average remaining lease term (years)	11.0	11.0

Weighted-average discount rate	Weighted-average discount rate	6.9%	7.1%

Future maturities of lease liabilities under all of our operating leases are as follows:

(in thousands)
For the twelve months ended June 30,
2020	$28,938
2021	29,862
2022	30,633
2023	26,277
2024	23,692
Thereafter	148,813
Total lease payments	288,215
Less: Interest	(96,392)
Present Value of Lease Liabilities	$191,823

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

We estimated the aggregate fair market value of the Senior Notes to be $792 million as of June 30, 2019, based on quoted prices. Since the market for the Senior Notes is not an active market, the fair value of the Senior Notes is classified within Level 2 in the fair value hierarchy under U.S. GAAP (inputs other than quoted prices in active markets for similar assets and liabilities that are observable or can be corroborated by observable market data for substantially the full terms for the assets or liabilities).

We have two interest rate swaps in place on a total of $200 million of the 2024 Senior Notes for the period to November 2024. The agreements swap the fixed interest rate of 4.650% on $100 million of the 2024 Senior Notes to the floating rate of one month LIBOR plus 2.426% and on another $100 million to one month LIBOR plus 2.823%. We estimate the combined fair value of the interest rate swaps to be a net asset of $2.9 million as of June 30, 2019, which is included on our balance sheet in other long-term assets. These values were arrived at based on a discounted cash flow model using Level 2 inputs.

Since the second quarter of 2015, the exchange rate for the Angolan kwanza relative to the U.S. dollar generally has been declining, with the exception that the exchange rate was relatively stable during 2017. As our functional currency in Angola is the U.S. dollar, we recorded foreign currency transaction gains (losses) related to the kwanza of $(0.6) million and $(4.8) million in the three-month periods ended June 30, 2019 and 2018, respectively, and $(0.6) million and $(12) million in the six-month periods ended June 30, 2019 and 2018, respectively, as a component of other income (expense), net in our Consolidated Statements of Operations for those respective periods. Our foreign currency transaction losses related primarily to the remeasurement of our Angolan kwanza cash balances to U.S. dollars. Any conversion of cash balances from kwanza to U.S. dollars is controlled by the central bank in Angola, and the central bank slowed this process from mid-2015 to 2017, causing our kwanza cash balances to increase during that period of time. However, beginning in 2018, the Angolan central bank has allowed us to repatriate cash from Angola. As of June 30, 2019 and December 31, 2018, we had the equivalent of approximately $7.1 million and $9.3 million, respectively, of kwanza cash balances in Angola reflected on our balance sheet.
To mitigate our currency exposure risk in Angola, we have used kwanza to purchase equivalent Angolan central bank (Banco Nacional de Angola) bonds. The bonds are denominated as U.S. dollar equivalents, so that, upon payment of semi-annual interest and principal upon maturity, payment is made in kwanza, equivalent to the respective U.S. dollars at the then-current exchange rate. During 2018, we received a total of $70 million proceeds from maturities and redemptions of Angolan bonds and reinvested $10 million of the proceeds in similar assets. As of June 30, 2019 and December 31, 2018, we have $10 million of Angolan bonds on our Consolidated Balance Sheets. Because we intend to sell the bonds if we are able to repatriate the proceeds, we classified these bonds as available-for-sale securities, and they are recorded as other current assets on our Consolidated Balance Sheets.

We estimated the fair market value of the bonds to be $10 million as of June 30, 2019 and December 31, 2018 using quoted prices. Since the market for the Angolan bonds is not an active market, the fair value of the Angolan bonds is classified within Level 2 in the fair value hierarchy under U.S. GAAP. As of June 30, 2019 and December 31, 2018, the difference between the fair market value and the carrying amount of the Angolan bonds was immaterial.

7.    EARNINGS (LOSS) PER SHARE, SHARE-BASED COMPENSATION AND SHARE REPURCHASE PLAN
Earnings (Loss) per Share. For each period presented, the only difference between our calculated weighted-average basic and diluted number of shares outstanding is the effect of outstanding restricted stock units. In periods where we have a net loss, the effect of our outstanding restricted stock units is anti-dilutive, and therefore does not increase our diluted shares outstanding.
For each period presented, our net income (loss) allocable to both common shareholders and diluted common shareholders is the same as our net income (loss) in our consolidated statements of operations.
Share-Based Compensation. We have no outstanding stock options and, therefore, no share-based compensation to be recognized pursuant to stock option grants.

During 2017, 2018 and through June 30, 2019, we granted restricted units of our common stock to certain of our key executives and employees. During 2017, 2018 and 2019, our Board of Directors granted restricted common stock to our nonemployee directors. The restricted units granted to our key executives and key employees generally vest in full on the third anniversary of the award date, conditional on continued employment. The restricted stock unit grants can vest pro rata over three years, provided the individual meets certain age and years-of-service requirements. The shares of restricted stock we grant to our nonemployee directors vest in full on the first anniversary of the award date, conditional on continued service as a director. Each grantee of shares of restricted stock is deemed to be the record owner of those shares during the restriction period, with the right to vote and receive any dividends on those shares. The restricted stock units outstanding have no voting or dividend rights.
For each of the restricted stock units granted in 2017 through June 30, 2019, at the earlier of three years after grant or at termination of employment or service, the grantee will be issued one share of our common stock for each unit vested. As of June 30, 2019 and December 31, 2018, respective totals of 1,862,489 and 1,443,897 shares of restricted stock or restricted stock units were outstanding.
We estimate that share-based compensation cost not yet recognized related to shares of restricted stock or restricted stock units, based on their grant-date fair values, was $18 million as of June 30, 2019. This expense is being recognized on a graded-vesting basis over three years for awards attributable to individuals meeting certain age and years-of-service requirements, and on a straight-line basis over the applicable vesting period of one or three years for the other awards.
Share Repurchase Plan. In December 2014, our Board of Directors approved a plan to repurchase up to 10 million shares of our common stock. Under this plan, in 2015, we had repurchased 2.0 million shares of our common stock for $100 million. We did not repurchase any shares during 2016 through June 30, 2019. We account for the shares we hold in treasury under the cost method, at average cost.

8.    INCOME TAXES

During interim periods, we provide for income taxes based on our current estimated annual effective tax rate using assumptions as to (1) earnings and other factors that would affect the tax provision for the remainder of the year and (2) the operations of foreign branches and subsidiaries that are subject to local income and withholding taxes. In the six-month period ended June 30, 2019, we recognized additional tax expense of $5.1 million from discrete items, primarily related to $2.3 million of additional uncertain tax positions, $1.5 million of valuation allowances and $1.0 million associated with share-based compensation. In the six-month period ended June 30, 2018, we recognized additional tax expense of $3.6 million from discrete items, primarily related to $1.8 million associated with share-based compensation and $1.3 million of additional uncertain tax positions.

The effective tax rate for the six months ended June 30, 2019 and June 30, 2018 was different than the federal statutory rate of 21.0%, primarily due to the geographic mix of operating revenue and results that generated taxes in certain jurisdictions that exceeded the tax benefit from losses and credits in other jurisdictions, which could not be realized in the quarter due to valuation allowances being provided, and discrete items. It is our intention to continue to indefinitely reinvest in certain of our international operations; therefore, we do not provide for withholding taxes on the possible distribution of these earnings.  We do not believe the effective tax rate before discrete items is meaningful due to the ongoing shifting of geographic mix of our operating revenue and results.
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
We account for any applicable interest and penalties on uncertain tax positions as a component of our provision for income taxes on our financial statements. Including associated foreign tax credits, penalties and interest, we have accrued a net total of $20 million and $18 million in other long-term liabilities on our balance sheet for unrecognized tax liabilities as of June 30, 2019 and December 31, 2018, respectively. Changes in management's judgment related to those liabilities would affect our effective income tax rate in the periods of change.

Our tax returns are subject to audit by taxing authorities in multiple jurisdictions. These audits often take years to complete and settle. The following lists the earliest tax years open to examination by tax authorities where we have significant operations:

Jurisdiction	Periods
United States	2014
United Kingdom	2015
Norway	2015
Angola	2013
Brazil	2014
Australia	2014

We have ongoing tax audits in various jurisdictions.  The outcome of these audits may have an impact on uncertain tax positions for income tax returns subsequently filed in those jurisdictions.

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

	Three Months Ended			Six Months Ended
(in thousands)	Jun 30, 2019	Jun 30, 2018	Mar 31, 2019	Jun 30, 2019	Jun 30, 2018
Revenue
Energy Services and Products
Remotely Operated Vehicles	$120,363	$107,426	$100,346	$220,709	$193,020
Subsea Products	138,910	121,704	128,844	267,754	248,392
Subsea Projects	75,104	78,036	89,728	164,832	134,896
Asset Integrity	61,156	67,422	60,689	121,845	128,710
Total Energy Services and Products	395,533	374,588	379,607	775,140	705,018
Advanced Technologies	100,248	104,086	114,279	214,527	190,069
Total	$495,781	$478,674	$493,886	$989,667	$895,087
Income (Loss) from Operations
Energy Services and Products
Remotely Operated Vehicles	$8,688	$4,542	$1,418	$10,106	$2,144
Subsea Products	7,413	2,295	(476)	6,937	4,050
Subsea Projects	87	(10,358)	2,892	2,979	(12,717)
Asset Integrity	(1,302)	3,357	(713)	(2,015)	5,036
Total Energy Services and Products	14,886	(164)	3,121	18,007	(1,487)
Advanced Technologies	7,241	7,886	9,599	16,840	9,554
Unallocated Expenses	(31,762)	(27,359)	(34,434)	(66,196)	(54,853)
Total	$(9,635)	$(19,637)	$(21,714)	$(31,349)	$(46,786)
Depreciation and Amortization
Energy Services and Products
Remotely Operated Vehicles	$26,871	$28,269	$27,990	$54,861	$55,911
Subsea Products	12,366	14,914	12,991	25,357	28,939
Subsea Projects	7,550	13,053	7,882	15,432	21,366
Asset Integrity	1,570	1,836	1,634	3,204	3,684
Total Energy Services and Products	48,357	58,072	50,497	98,854	109,900
Advanced Technologies	765	737	830	1,595	1,503
Unallocated Expenses	1,182	1,034	1,159	2,341	2,568
Total	$50,304	$59,843	$52,486	$102,790	$113,971

We determine Income (Loss) from Operations for each business segment before interest income or expense, other income (expense) and provision for income taxes. We do not consider an allocation of these items to be practical. Our equity in earnings (losses) of unconsolidated affiliates is part of our Subsea Projects segment.

During the three- and six-month periods ended June 30, 2018, we recorded the write-offs of certain equipment and intangible assets associated with exiting the land survey business and equipment obsolescence of $7.6 million, attributable to each reporting segment as follows:

•	Remotely Operated Vehicles - $0.6 million;

•	Subsea Products - $1.5 million; and

•	Subsea Projects - $5.5 million.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements we make in this quarterly report on Form 10-Q are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements include, without limitation, statements regarding our expectations about:

•
the third quarter and full year of 2019 operating results and the contributions from our segments to those results (including anticipated revenue, operating income or loss, backlog and utilization information), as well as the items below the operating income (loss) line;

•	our cash flows and earnings before interest, taxes, depreciation and amortization ("EBITDA") in 2019;

•	future demand, order intake and business activity levels;

•	the adequacy of our liquidity, cash flows and capital resources;

•	our expectations regarding shares to be repurchased under our share repurchase plan;

•	our assumptions that could affect our estimated tax rate;

•	the implementation of new accounting standards and related policies, procedures and controls;

•	seasonality; and

•	industry conditions.

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

Executive Overview

Our diluted earnings (loss) per share for the three- and six-month periods ended June 30, 2019 were $(0.36) and $(0.61), respectively, as compared to $(0.34) and $(0.83) for the corresponding periods of 2018. These operating results met our expectations, and each of our operating segments, except Asset Integrity, contributed operating income.

For the third quarter of 2019, compared to the second quarter, we are expecting a slight improvement in our overall operating results on moderately higher revenue. For our energy segments, we expect declines in operating contribution from our ROV segment on flat activity levels due to a change in operating mix, a decline in profitability in Subsea Products, due to a greater proportion of segment revenue coming from manufacturing, and relatively flat results in our Subsea Projects and Asset Integrity segments. For our non-energy segment, Advanced Technologies, we expect revenue to increase and operating margins to improve to the low double-digit range. Unallocated Expenses are expected to be in the mid-$30 million range.

For the second half of 2019, compared to the first half, we expect to improve our consolidated operating results on increased revenue, with positive EBITDA contributions from each of our operating segments. We anticipate meaningful improvements in Subsea Products and Advanced Technologies. We expect relatively flat results from our ROV and Asset Integrity segments and a decline in Subsea Projects as compared to the first half of 2019. For the second half of the year, we project Unallocated Expenses to be in the mid-$30 million range per quarter.

For Subsea Products, we continue to expect good order intake and increased manufacturing throughput and operating margins in the mid-single-digit range during the second half of 2019, as well as a book-to-bill ratio in the range of 1.25 to 1.4 for the full year. We expect increased activity levels in Advanced Technologies for the remainder of 2019, with operating margins in the low-double-digit range. For Subsea Projects, we expect a slight decline in results as compared to the first half of the year due to a combination of lower expected project call-out work and a typical seasonal decline in activity during the fourth quarter.

Below the operating income (loss) line, we expect increased interest expense, as we will no longer be capitalizing interest on the Ocean Evolution since it was placed into service in the second quarter of 2019.

We are not providing guidance as to our 2019 annual effective tax rate, due to the ongoing shifting of geographic mix of our operating revenue and results. These conditions do not allow for a meaningful tax rate forecast.

During 2019, we expect to generate sufficient cash flows to service our debt and fund our anticipated maintenance and organic growth capital expenditures.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States. These principles require us to make various estimates, judgments and assumptions that affect the reported amounts in our financial statements and accompanying notes. We disclose our significant accounting policies in Notes to Consolidated Financial Statements—Note 1—"Policies" in this quarterly report and in our annual report on Form 10-K for the year ended December 31, 2018, see Part II. Item 7. "Financial Statements and Supplementary Data—Note 1—Summary of Major Accounting Policies."

For information about our critical accounting policies and estimates, see Part II. Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates" in our annual report on Form 10-K for the year ended December 31, 2018. As of June 30, 2019, there have been no material changes to the judgments, assumptions and estimates upon which our critical accounting policies and estimates are based.

Liquidity and Capital Resources

As of June 30, 2019, we had working capital of $704 million, including $356 million of cash and cash equivalents. Additionally, Amendment No. 4 to the Credit Agreement (as defined below) provides for a $500 million revolving credit facility until October 25, 2021 and thereafter $450 million until January 25, 2023 with a group of banks. We consider our liquidity, cash flows and capital resources to be adequate to support our existing operations and capital commitments.

Cash flows for the six months ended June 30, 2019 and 2018 are summarized as follows:

	Six Months Ended
(in thousands)	Jun 30, 2019	Jun 30, 2018
Changes in Cash:
Net Cash Provided by Operating Activities	$72,709	$15,685
Net Cash Used in Investing Activities	(68,119)	(94,773)
Net Cash Used in Financing Activities	(2,682)	(5,778)
Effect of exchange rates on cash	(329)	(5,909)
Net Increase (Decrease) in Cash and Cash Equivalents	$1,579	$(90,775)

Operating activities

Our primary sources and uses of cash flows from operating activities for the six months ended June 30, 2019 and 2018 are as follows:

	Six Months Ended
(in thousands)	Jun 30, 2019	Jun 30, 2018
Cash Flows from Operating Activities:
Net income (loss)	$(60,009)	$(82,209)
Depreciation and amortization	102,790	113,971
Noncash compensation	5,835	5,985
Accounts receivable and contract assets	53,913	(12,161)
Inventory	(18,687)	(3,901)
Current liabilities	(18,669)	3,941
Other changes	7,536	(9,941)
Net Cash Provided by Operating Activities	$72,709	$15,685

Net cash provided by operating activities for the six months ended June 30, 2019 and 2018 was $73 million and $16 million, respectively. The increase in cash related to accounts receivable and contract assets in the six months ended June 30, 2019 was due to an increased focus on managing our working capital, including increased collection efforts, as well as receiving various expected income tax refunds. The decrease in cash related to inventory as of June 30, 2019 was based on an increase in Manufactured Products' inventory related to an increase in backlog. The decrease in cash related to current liabilities as of June 30, 2019 was based on a decrease in contract liabilities, as revenue recognized exceeded advanced billings.

Investing activities

Our capital expenditures were $71 million during the first six months of 2019 as compared to $54 million in the first six months of 2018, excluding the $68 million purchase price for the Ecosse acquisition. We acquired Ecosse in March 2018, reflecting our commitment to expand our service line capabilities, grow our market position within the offshore renewable energy market, and provide our customers with proven tools to optimize installation projects. Ecosse builds and operates seabed preparation, route clearance and trenching tools for submarine cables and pipelines on an integrated basis that includes vessels, ROVs and survey services.

We currently estimate our capital expenditures for 2019, excluding business acquisitions, will be approximately $125 million, including approximately $50 million of maintenance capital expenditures and $75 million of growth capital expenditures. We placed our new-build Jones Act multiservice subsea support vessel Ocean Evolution into service during the second quarter of 2019.

The Ocean Evolution is U.S.-flagged and documented with a coastwise endorsement by the U.S. Coast Guard. The vessel has an overall length of 353 feet, a Class 2 dynamic positioning system, accommodations for 110 personnel, a helideck, a 250-ton active heave-compensated crane, a working moonpool, and two of our high specification 4,000 meter work-class ROVs. The vessel is also equipped with a satellite communications system capable of transmitting streaming video for real-time work observation by shore-based personnel. The vessel is being used to augment our ability to provide subsea intervention services in the U.S. Gulf of Mexico. These services are required to perform inspection, maintenance and repair projects and hardware installations.

We previously had several deepwater vessels under long-term charter. The last of our long-term deepwater vessel charters expired in March 2018. With the current market conditions, we attempt to charter vessels for specific projects on a back-to-back basis or guaranteed minimum utilization arrangements with the vessel owners. This generally minimizes our contract exposure by closely matching our obligations with our revenue. We also charter vessels on a short-term basis as necessary to augment our fleet.

Financing activities

In the six months ended June 30, 2019, we used $2.7 million of cash in financing activities. In the six months ended June 30, 2018, we used $5.8 million in financing activities, as a result of the repayment of the $300 million term loan facility under the Credit Agreement, substantially offset by the net proceeds from the issuance of the 2028 Senior Notes, net of issuance costs, of $296 million.

As of June 30, 2019, we had long-term debt in the principal amount of $800 million outstanding and $500 million available under our revolving credit facility provided under the Credit Agreement.

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

The Credit Agreement contains various covenants that we believe are customary for agreements of this nature, including, but not limited to, restrictions on our ability and the ability of each of our subsidiaries to incur debt, grant liens, make certain investments, make distributions, merge or consolidate, sell assets and enter into certain restrictive agreements. We are also subject to a maximum adjusted total Capitalization Ratio (as defined in the Credit Agreement) of 55%. The Credit Agreement includes customary events of default and associated remedies. As of June 30, 2019, we were in compliance with all the covenants set forth in the Credit Agreement.

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

We have not guaranteed any debt not reflected on our Consolidated Balance Sheets as of June 30, 2019, and we do not have any off-balance sheet arrangements, as defined by SEC rules.

In December 2014, our Board of Directors approved a plan to repurchase up to 10 million shares of our common stock. In 2015, we repurchased 2.0 million shares of our common stock for $100 million under this plan. We did not repurchase any shares during 2016 through June 30, 2019. We account for the shares we hold in treasury under the cost method, at average cost. The timing and amount of any future repurchases will be determined by our management. We expect that any additional shares repurchased under the plan will be held as treasury stock for possible future use. The plan does not obligate us to repurchase any particular number of shares.
Results of Operations

We operate in five business segments. The segments are contained within two businesses — services and products provided primarily to the offshore energy industry ("Energy Services and Products") and services and products provided to non-energy industries ("Advanced Technologies"). Our Unallocated Expenses are those not associated with a specific business segment.

Consolidated revenue and profitability information is as follows:

	Three Months Ended			Six Months Ended
(dollars in thousands)	Jun 30, 2019	Jun 30, 2018	Mar 31, 2019	Jun 30, 2019	Jun 30, 2018
Revenue	$495,781	$478,674	$493,886	$989,667	$895,087
Gross Margin	41,983	29,728	27,587	69,570	48,556
Gross Margin %	8%	6%	6%	7%	5%
Operating Income (Loss)	(9,635)	(19,637)	(21,714)	(31,349)	(46,786)
Operating Income (Loss) %	(2)%	(4)%	(4)%	(3)%	(5)%

In our Subsea Projects segment, we generate a material amount of our consolidated revenue from contracts for services in the U.S. Gulf of Mexico, which has historically been more active from April through October, as compared to the rest of the year. The European operations of our Asset Integrity segment have historically been more active in the second and third quarters. However, the reduced customer spending levels in the current commodity price environment have substantially obscured this seasonality since mid-2014. Revenue in our ROV segment is generally subject to seasonal variations in demand, with our first quarter typically being the lowest quarter of the year. The level of our ROV seasonality primarily depends on the number of ROVs we have engaged in vessel-based subsea infrastructure inspection, maintenance and repair and installation, which is more seasonal than drilling support. Revenue in our Subsea Products and Advanced Technologies segments generally has not been seasonal.

Energy Services and Products

The primary focus of our Energy Services and Products business over the last several years has been toward leveraging our asset base and capabilities for providing services and products for offshore energy operations and subsea completions. In recent years, we have focused on redirecting our service and product offerings toward our energy customers' operating expenses and the offshore renewable energy market.

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

	Three Months Ended			Six Months Ended
(dollars in thousands)	Jun 30, 2019	Jun 30, 2018	Mar 31, 2019	Jun 30, 2019	Jun 30, 2018
Remotely Operated Vehicles
Revenue	$120,363	$107,426	$100,346	$220,709	$193,020
Gross Margin	17,360	12,176	9,421	26,781	17,131
Operating Income	8,688	4,542	1,418	10,106	2,144
Operating Income (Loss) %	7%	4%	1%	5%	1%
Days available	25,006	25,386	24,506	49,512	50,524
Days utilized	15,423	13,654	12,942	28,365	24,688
Utilization	62%	54%	53%	57%	49%

Subsea Products
Revenue	138,910	121,704	128,844	267,754	248,392
Gross Margin	21,029	16,075	12,315	33,344	31,080
Operating Income (Loss)	7,413	2,295	(476)	6,937	4,050
Operating Income (Loss) %	5%	2%	—%	3%	2%
Backlog at end of period	596,000	245,000	464,000	596,000	245,000

Subsea Projects
Revenue	75,104	78,036	89,728	164,832	134,896
Gross Margin	5,472	(5,145)	9,033	14,505	(4,028)
Operating Income (Loss)	87	(10,358)	2,892	2,979	(12,717)
Operating Income (Loss) %	—%	(13)%	3%	2%	(9)%

Asset Integrity
Revenue	61,156	67,422	60,689	121,845	128,710
Gross Margin	6,423	9,461	6,272	12,695	17,479
Operating Income (Loss)	(1,302)	3,357	(713)	(2,015)	5,036
Operating Income (Loss) %	(2)%	5%	(1)%	(2)%	4%

Total Energy Services and Products
Revenue	$395,533	$374,588	$379,607	$775,140	$705,018
Gross Margin	50,284	32,567	37,041	87,325	61,662
Operating Income (Loss)	14,886	(164)	3,121	18,007	(1,487)
Operating Income (Loss) %	4%	—%	1%	2%	—%

In general, our energy-related business focuses on supplying services and products to the offshore energy industry. Since the downturn in oil prices in mid-2014, we have experienced lower activity levels and reduced pricing. In 2019, with oil prices stabilizing and activity in some areas improving, we believe that we are in the early stages of a recovery in activity in general, and in our businesses. We expect that a recovery will take time, and only after a sustained higher level of activity can the prices for our services and products be increased enough to generate satisfactory returns.

We believe we are the world's largest provider of ROV services, and this business segment historically, but not currently, has been the largest contributor to our Energy Services and Products business operating income. Our ROV segment revenue reflects the utilization percentages, fleet sizes and average pricing of the respective periods.

During the second quarter of 2019, ROV operating income increased compared to the immediately preceding quarter, due to increased days on hire resulting in improved fleet utilization to 62% from 53%, as well as a stable average revenue per day on hire. We added two new ROVs to our fleet during the three months ended June 30, 2019 and retired one, resulting in a total of 276 ROVs in our ROV fleet. Our operating income increased in the three- and six-month periods ended June 30, 2019, compared to the corresponding periods of the prior year as a result of increased days on hire. We expect our third quarter 2019 ROV operating income to decline slightly from the second quarter, due to a change in operational mix. For the second half of the year, we expect revenue and operating results to be similar to the first half of the year. For the full year of 2019, we continue to project increased days on hire in both drill support and vessel-based activity. Although we endeavor to maintain and increase our drill support market share and place more ROVs on vessels, we need a sizable increase in our customers' offshore activity, longer term contract durations and spending levels for there to be a discernible increase in ROV pricing and profitability.

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

	Three Months Ended			Six Months Ended
	Jun 30, 2019	Jun 30, 2018	Mar 31, 2019	Jun 30, 2019	Jun 30, 2018
Manufactured Products	63%	50%	51%	57%	55%

Service and Rental	37%	50%	49%	43%	45%

Our Subsea Products operating income in the second quarter of 2019 was significantly higher than that of the immediately preceding quarter. This improvement was largely due to increases in our Manufactured Products business pertaining to projects awarded in late 2018 and early 2019. Our Service and Rental business returned an exceptional operating margin on lower revenue, due to efficient operations and completion of a substantial project. Subsea Products operating income increased in the three- and six-month periods ended June 30, 2019 compared to the corresponding periods of the prior year, mainly due to increased throughput in Manufactured Products.

Our Subsea Products backlog was $596 million as of June 30, 2019, compared to $332 million as of December 31, 2018. The backlog increase was largely attributable to increased umbilical and related hardware order intake in our Manufactured Products business. This includes the recently announced award for umbilicals, hardware and aftermarket services related to the Mozambique LNG project. Our book-to-bill ratio for the trailing 12 months was 1.65. We expect Subsea Products operating results to be lower in the third quarter of 2019 compared to the second quarter, as a greater proportion of segment revenue is coming from manufacturing activities. We expect operating margins for the second half of 2019 to average in the mid-single digit range with a higher projected revenue run rate and additional anticipated order intake. Our Subsea Products book-to-bill ratio is expected to be in the range of 1.25 to 1.4 for the full year.

Our Subsea Projects operating income decreased in the three-month period ended June 30, 2019 compared to the immediately preceding quarter, driven by a reduction in call-out work and lower than expected margins due to operational issues on a couple of projects. Our Subsea Projects operating income increased in the three- and six-month periods ended June 30, 2019, compared to the corresponding periods of the prior year, driven mainly by improved results for the first quarter of 2019. In addition, the second quarter 2018 operating results included a write-off of certain equipment and intangible assets associated with exiting the land survey business. In the third quarter of 2019, we expect Subsea Projects operating income to be flat when compared to the second quarter of 2019. We expect operating results to decline in the second half of 2019 when compared to the first half of the year due to a combination of lower expected project call-out work and a typical seasonal decline in activity during the fourth quarter.

Asset Integrity's operating results in the three-month period ended June 30, 2019, compared to the immediately preceding quarter were lower due to reduced pricing levels. For the three- and six-month periods ended June 30, 2019, compared to the corresponding periods of the prior year, operating results were lower due to reduced revenue and lower pricing for inspection services which remains very competitive. For the third quarter of 2019, we expect Asset Integrity's revenue and operating results will be relatively flat compared to the second quarter of 2019. We expect our operating results in the second half of the year to be similar to the first half of 2019.

Advanced Technologies

Revenue, gross margin and operating income information was as follows:

	Three Months Ended			Six Months Ended
(dollars in thousands)	Jun 30, 2019	Jun 30, 2018	Mar 31, 2019	Jun 30, 2019	Jun 30, 2018
Revenue	$100,248	$104,086	$114,279	$214,527	$190,069
Gross Margin	$13,386	$13,999	$15,248	$28,634	$21,821
Operating Income	7,241	7,886	9,599	16,840	9,554
Operating Income %	7%	8%	8%	8%	5%

Advanced Technologies operating income for the three-month period ended June 30, 2019 was lower than that of the immediately preceding quarter, predominantly due to production associated with certain theme park projects being delayed. Operating income for the three-month period ended June 30, 2019 was lower compared to the corresponding period of the prior year, due to reduced levels of activity in our theme park related business. The operating income for the six-month period ended June 30, 2019 increased compared to the corresponding period of the prior year driven by improved results within our AGV ("Automated Guided Vehicles") business. We expect an increase in our Advanced Technologies operating income in the third quarter of 2019 compared to the second quarter, as a result of increased activity and improved operating margins in both our government and commercial businesses. For Advanced Technologies, operating profit during the second half is expected to significantly improve on increased revenue due to increased throughput and deliveries in our commercial theme park business and increased activity from backlog in our government-related businesses. We expect operating margins to improve to the low double-digit range for the second half of the year.

Our Advanced Technologies segment consists of two business units: (1) government; and (2) commercial. Government services and products include engineering and related manufacturing in defense and space exploration activities. Our commercial business unit offers turnkey solutions that includes program management, engineering design, fabrication/assembly and installation to the commercial theme park industry and mobile robotics solutions including automated guided vehicle technology to a variety of industries. The following table presents revenue from government and commercial, as their respective percentages of total Advanced Technologies revenue:

	Three Months Ended			Six Months Ended
	Jun 30, 2019	Jun 30, 2018	Mar 31, 2019	Jun 30, 2019	Jun 30, 2018
Government	75%	69%	71%	73%	69%

Commercial	25%	31%	29%	27%	31%

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

The following table sets forth our Unallocated Expenses for the periods indicated:

	Three Months Ended			Six Months Ended
(dollars in thousands)	Jun 30, 2019	Jun 30, 2018	Mar 31, 2019	Jun 30, 2019	Jun 30, 2018
Gross Margin	$21,687	$16,838	$24,702	46,389	34,927
Operating Expense	31,762	27,359	34,434	66,196	54,853
Operating expense % of revenue	6%	6%	7%	7%	6%

Our Unallocated Expenses for the three- and six-month periods ended June 30, 2019 increased compared to the corresponding periods of the prior year, primarily due to higher 2019 estimated expenses related to incentive compensation from our long-term performance units and annual bonus plan and higher expenses related to global information technology expenses. Our Unallocated Expenses for the three months ended June 30, 2019 were lower compared to the immediately preceding quarter, as we deferred expenditures into the second half of 2019. For the remainder of 2019, we expect our quarterly Unallocated Expenses to be in the mid-$30 million range per quarter.

Other

The following table sets forth our significant financial statement items below the income (loss) from operations line.

	Three Months Ended			Six Months Ended
(in thousands)	Jun 30, 2019	Jun 30, 2018	Mar 31, 2019	Jun 30, 2019	Jun 30, 2018
Interest income	$1,848	$2,950	$2,604	4,452	5,542
Interest expense, net of amounts capitalized	(10,199)	(8,802)	(9,424)	(19,623)	(18,173)
Equity in income (losses) of unconsolidated affiliates	—	(737)	(164)	(164)	(1,580)
Other income (expense), net	7	(3,556)	719	726	(12,030)
Provision (benefit) for income taxes	17,203	3,294	(3,152)	14,051	9,182

In addition to interest on borrowings, interest expense includes amortization of loan costs, fees for lender commitments under our revolving credit agreement and fees for standby letters of credit and bank guarantees that banks issue on our behalf for performance bonds, bid bonds and self-insurance requirements.

Foreign currency transaction gains and losses are the principal component of other income (expense), net. In the three- and six-month periods ended June 30, 2019, we incurred foreign currency transaction gains of less than $0.1 million and $0.7 million, respectively. We did not incur any significant currency transaction losses in any one currency in 2019. In the three- and six-month periods ended June 30, 2018, we incurred foreign currency transaction losses of $3.4 million and $11.7 million, respectively. The currency losses in 2018 primarily related to the Angolan kwanza and its declining exchange rate relative to the U.S. dollar, and related primarily to our cash balances in Angola. We could incur further foreign currency exchange losses in Angola if further currency devaluations occur. However, in 2019, we expect lower foreign currency exchange losses, due to lower cash balances in Angolan kwanza.

The provisions for income taxes were related to our current estimated annual effective tax rate using assumptions as to (1) earnings and other factors that would affect the tax provision for the remainder of the year and (2) the operations of foreign branches and subsidiaries that are subject to local income and withholding taxes. Factors that could affect our estimated tax rate include our profitability levels in general and the geographic mix in the sources of our results. The effective tax rate for the six months ended June 30, 2019 was different than the federal statutory rate of 21%, primarily due to the geographic mix of operating revenue and results that generated taxes in certain jurisdictions that exceeded the tax benefit from losses and credits in other jurisdictions, which could not be realized in the quarter due to additional uncertain tax positions and other discrete items. It is our intention to continue to indefinitely reinvest in certain of our international operations. Therefore, we do not provide withholding taxes on the possible distribution of earnings from those operations. We do not believe the effective tax rate before discrete items is meaningful, due to the ongoing shifting of geographic mix of our operating revenue and results. Our 2019 income tax payments, net of tax refunds, are anticipated to be approximately $18 million. The effective tax rate for the six months ended June 30, 2018 was lower than the statutory rate of 21.0%, primarily due to our intention to indefinitely reinvest in certain of our international operations and discrete items related to the accounting for share-based compensation. In 2018, we did not provide for U.S. taxes on the portion of our foreign earnings that we deemed indefinitely reinvested.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are currently exposed to certain market risks arising from transactions we have entered into in the normal course of business. These risks relate to interest rate changes and fluctuations in foreign exchange rates. Except for our exposure in Angola, we do not believe these risks are material. We have not entered into any market risk sensitive instruments for speculative or trading purposes. When we have a significant amount of borrowings, we typically manage our exposure to interest rate changes through the use of a combination of fixed- and floating-rate debt. See Note 4—"Debt" in the Notes to Consolidated Financial Statements in this quarterly report for a description of our revolving credit facility and interest rates on our borrowings. We have two interest rate swaps in place on a total of $200 million of the 2024 Senior Notes. The agreements swap the fixed interest rate of 4.650% on $100 million of the 2024 Senior Notes to the floating rate of one month LIBOR plus 2.426% and on another $100 million to one month LIBOR plus 2.823%. We believe significant interest rate changes would not have a material near-term impact on our future earnings or cash flows.
Because we operate in various oil and gas exploration and production regions in the world, we conduct a portion of our business in currencies other than the U.S. dollar. The functional currency for several of our international operations is the applicable local currency. A stronger U.S. dollar against the United Kingdom pound sterling, the Norwegian kroner and the Brazilian real may result in lower operating income. We manage our exposure to changes in foreign exchange rates principally through arranging compensation in U.S. dollars or freely convertible currency and, to the extent possible, by limiting compensation received in other currencies to amounts necessary to meet obligations denominated in those currencies. We use the exchange rates in effect as of the balance sheet date to translate assets and liabilities as to which the functional currency is the local currency, resulting in translation adjustments that we reflect as accumulated other comprehensive income or loss in the equity section of our Consolidated Balance Sheets. We recorded net adjustments to our equity accounts of $6.4 million and $(16) million in the six-month periods ended June 30, 2019 and 2018, respectively. Negative adjustments reflect the net impact of the strengthening of the U.S. dollar against various foreign currencies for locations where the functional currency is not the U.S. dollar. Conversely, positive adjustments reflect the effect of a weakening U.S. dollar.

We recorded foreign currency transaction gains (losses) of less than $0.1 million and $0.7 million in the three- and six-month periods ended June 30, 2019, and $(3.4) million and $(12) million in the three- and six-month periods ended June 30, 2018, respectively. Those gains (losses) are included in other income (expense), net in our Consolidated Statements of Operations in those respective periods. Since the second quarter of 2015, the exchange rate for the Angolan kwanza relative to the U.S. dollar generally has been declining, with the exception that the exchange rate was relatively stable during 2017. As our functional currency in Angola is the U.S. dollar, we recorded foreign currency transaction gains (losses) related to the kwanza of $(0.6) million and $(4.8) million in the three- and six-month periods ended June 30, 2019 and $(0.6) million and $(12) million in the three- and six-month periods ended June 30, 2018, respectively, as a component of other income (expense), net in our Consolidated Statements of Operations for those respective periods. Our foreign currency transaction losses related primarily to the remeasurement of our Angolan kwanza cash balances to U.S. dollars. Any conversion of cash balances from kwanza to U.S. dollars is controlled by the central bank in Angola, and the central bank slowed this process from mid-2015 to 2017, causing our kwanza cash balances to increase during that period of time. However, beginning in 2018, the Angolan central bank has allowed us to repatriate cash from Angola. During 2018, we were able to repatriate $74 million of cash from Angola.

As of June 30, 2019 and December 31, 2018, we had the equivalent of approximately $7.1 million and $9.3 million, respectively, of kwanza cash balances in Angola reflected on our Consolidated Balance Sheets.

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

We estimated the fair market value of the Angolan bonds to be $10 million as of June 30, 2019 and December 31, 2018 using quoted market prices. Since the market for the Angolan bonds is not an active market, the fair value of the Angolan bonds is classified within Level 2 in the fair value hierarchy under U.S. GAAP. As of June 30, 2019 and

December 31, 2018, the difference between the fair market value and the carrying amount of the Angolan bonds was immaterial.

Item 4.        Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2019 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There has been no change in our internal control over financial reporting that occurred during the three months ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

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

Item 6.         Exhibits

Index to Exhibits
			Registration or File Number	Form of Report	Report Date	Exhibit Number
*	3.01	Restated Certificate of Incorporation	1-10945	10-K	Dec. 2000	3.01
*	3.02	Certificate of Amendment to Restated Certificate of Incorporation	1-10945	8-K	May 2008	3.1
*	3.03	Certificate of Amendment to Restated Certificate of Incorporation	1-10945	8-K	May 2014	3.1
*	3.04	Amended and Restated Bylaws	1-10945	8-K	Aug. 2015	3.1
	10.1+	Employment Agreement for Mr. Davison
	10.2+	2019 Performance Unit Agreement for Mr. Davison
	10.3+	2019 Restricted Stock Unit Agreement for Mr. Davison
	10.4+	Special Restricted Stock Unit Agreement for Mr. Davison
	10.5+	Retention and Severance Payments Agreement for Mr. Davison
	31.01	Rule 13a – 14(a)/15d – 14(a) certification of principal executive officer
	31.02	Rule 13a – 14(a)/15d – 14(a) certification of principal financial officer
	32.01	Section 1350 certification of principal executive officer
	32.02	Section 1350 certification of principal financial officer
	101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
	101.SCH	XBRL Taxonomy Extension Schema Document
	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
	101.LAB	XBRL Taxonomy Extension Label Linkbase Document
	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

	+	Management contract or compensatory plan or arrangement.
	*	Exhibit previously filed with the Securities and Exchange Commission, as indicated, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

July 30, 2019	/S/ RODERICK A. LARSON
Date	Roderick A. Larson
President and Chief Executive Officer
(Principal Executive Officer)

July 30, 2019	/S/ ALAN R. CURTIS
Date	Alan R. Curtis
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

July 30, 2019	/S/ WITLAND J. LEBLANC, JR.
Date	Witland J. LeBlanc, Jr.
Vice President and Chief Accounting Officer
(Principal Accounting Officer)