Form 10-Q
period 2019-09-30
OCEANEERING INTERNATIONAL INC
filed 2019-11-04
CIK 73756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
☐ Yes   ☑ No
Number of shares of Common Stock outstanding as of November 1, 2019: 98,929,503

Oceaneering International, Inc.
Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	Sep 30, 2019	Dec 31, 2018
(in thousands, except share data)
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$340,323	$354,259
Accounts receivable, net of allowances for doubtful accounts of $6,593 and $7,116	376,027	368,885
Contract assets	197,431	256,201
Inventory, net	198,749	194,507
Other current assets	54,667	71,037
Total Current Assets	1,167,197	1,244,889
Property and equipment, at cost	2,904,879	2,837,587
Less accumulated depreciation	1,958,498	1,872,917
Net property and equipment	946,381	964,670
Other Assets:
Goodwill	410,449	413,121
Other noncurrent assets	189,713	202,318
Right-of-use operating lease assets	171,952	—
Total other assets	772,114	615,439
Total Assets	$2,885,692	$2,824,998
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$101,634	$102,636
Accrued liabilities	313,819	306,933
Contract liabilities	94,961	85,172
Total current liabilities	510,414	494,741
Long-term debt	799,855	786,580
Long-term operating lease liabilities	162,881	—
Other long-term liabilities	109,463	128,379
Commitments and contingencies
Equity:
Common stock, par value $0.25 per share; 360,000,000 shares authorized; 110,834,088 shares issued	27,709	27,709
Additional paid-in capital	203,955	220,421
Treasury stock; 11,904,585 and 12,294,873 shares, at cost	(681,717)	(704,066)
Retained earnings	2,113,156	2,204,548
Accumulated other comprehensive loss	(366,087)	(339,377)
Oceaneering shareholders' equity	1,297,016	1,409,235
Noncontrolling interest	6,063	6,063
Total equity	1,303,079	1,415,298
Total Liabilities and Equity	$2,885,692	$2,824,998

The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2019	2018	2019	2018
Revenue	$497,647	$519,300	$1,487,314	$1,414,387
Cost of services and products	448,586	471,665	1,368,683	1,318,196
Gross margin	49,061	47,635	118,631	96,191
Selling, general and administrative expense	54,255	49,187	155,174	144,529
Income (loss) from operations	(5,194)	(1,552)	(36,543)	(48,338)
Interest income	2,089	2,645	6,541	8,187
Interest expense, net of amounts capitalized	(11,382)	(9,885)	(31,005)	(28,058)
Equity in income (losses) of unconsolidated affiliates	554	(1,684)	390	(3,264)
Other income (expense), net	(3,660)	5,632	(2,934)	(6,398)
Income (loss) before income taxes	(17,593)	(4,844)	(63,551)	(77,871)
Provision (benefit) for income taxes	7,930	61,135	21,981	70,317
Net Income (Loss)	$(25,523)	$(65,979)	$(85,532)	$(148,188)

Weighted-average shares outstanding
Basic	98,930	98,533	98,858	98,483
Diluted	98,930	98,533	98,858	98,483
Earnings (loss) per share
Basic	$(0.26)	$(0.67)	$(0.87)	$(1.50)
Diluted	$(0.26)	$(0.67)	$(0.87)	$(1.50)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Net income (loss)	$(25,523)	$(65,979)	$(85,532)	$(148,188)
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	(33,159)	(5,688)	(26,710)	(21,318)
Total other comprehensive income (loss)	(33,159)	(5,688)	(26,710)	(21,318)
Comprehensive income (loss)	$(58,682)	$(71,667)	$(112,242)	$(169,506)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
(in thousands)	2019	2018
Cash Flows from Operating Activities:
Net income (loss)	$(85,532)	$(148,188)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	153,357	164,674
Deferred income tax provision (benefit)	(8,171)	27,021
Net loss (gain) on sales of property and equipment and cost method investment	(4,935)	(8,513)
Noncash compensation	8,202	8,562
Excluding the effects of acquisitions, increase (decrease) in cash from:
Accounts receivable and contract assets	51,629	(85,278)
Inventory	(10,765)	(7,094)
Other operating assets	16,502	6,377
Currency translation effect on working capital, excluding cash	(4,375)	2,495
Current liabilities	(340)	60,998
Other operating liabilities	(3,405)	14,602
Total adjustments to net income (loss)	197,699	183,844
Net Cash Provided by (Used in) Operating Activities	112,167	35,656
Cash Flows from Investing Activities:
Purchases of property and equipment	(128,847)	(83,919)
Business acquisitions, net of cash acquired	—	(68,398)
Proceeds from redemption of investments	—	62,021
Purchase of Angolan bonds	—	(10,417)
Distributions of capital from unconsolidated affiliates	2,395	2,372
Proceeds from sale of property and equipment and cost method investment	6,406	15,897
Net Cash Provided by (Used in) Investing Activities	(120,046)	(82,444)
Cash Flows from Financing Activities:
Net proceeds from issuance of 6.000% Senior Notes, net of issuance costs	—	295,816
Repayment of term loan facility	—	(300,000)
Other financing activities	(2,320)	(1,565)
Net Cash Provided by (Used in) Financing Activities	(2,320)	(5,749)
Effect of exchange rates on cash	(3,737)	(10,629)
Net Increase (Decrease) in Cash and Cash Equivalents	(13,936)	(63,166)
Cash and Cash Equivalents—Beginning of Period	354,259	430,316
Cash and Cash Equivalents—End of Period	$340,323	$367,150

The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)

					Accumulated Other Comprehensive Income (Loss)
	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Currency Translation Adjustments		Oceaneering Shareholders' Equity	Non-controlling Interest	Total Equity
(in thousands)						Pension
Balance, December 31, 2018	$27,709	$220,421	$(704,066)	$2,204,548	$(339,377)	$—	$1,409,235	$6,063	$1,415,298
Cumulative effect of ASC 842 adoption	—	—	—	(5,860)	—	—	(5,860)	—	(5,860)
Net income (loss)	—	—	—	(24,827)	—	—	(24,827)	—	(24,827)
Other comprehensive income (loss)	—	—	—	—	6,246	—	6,246	—	6,246
Restricted stock unit activity	—	(16,494)	17,137	—	—	—	643	—	643
Restricted stock activity	—	(5,143)	5,143	—	—	—	—	—	—
Balance, March 31, 2019	27,709	198,784	(681,786)	2,173,861	(333,131)	—	1,385,437	6,063	1,391,500
Net income (loss)	—	—	—	(35,182)	—	—	(35,182)	—	(35,182)
Other comprehensive income (loss)	—	—	—	—	203	—	203	—	203
Restricted stock unit activity	—	2,443	69	—	—	—	2,512	—	2,512
Balance, June 30, 2019	27,709	201,227	(681,717)	2,138,679	(332,928)	—	1,352,970	6,063	1,359,033
Net income (loss)	—	—	—	(25,523)		—	(25,523)	—	(25,523)
Other comprehensive income (loss)	—	—	—	—	(33,159)	—	(33,159)	—	(33,159)
Restricted stock unit activity	—	2,728	—	—	—	—	2,728	—	2,728
Balance, September 30, 2019	$27,709	$203,955	$(681,717)	$2,113,156	$(366,087)	$—	$1,297,016	$6,063	$1,303,079

					Accumulated Other Comprehensive Income (Loss)
	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Currency Translation Adjustments		Oceaneering Shareholders' Equity	Non-controlling Interest	Total Equity
(in thousands)						Pension
Balance, December 31, 2017	$27,709	$225,125	$(718,946)	$2,417,412	$(292,351)	$215	$1,659,164	$5,354	$1,664,518
Cumulative effect of ASC 606 adoption	—	—	—	(537)	—	—	(537)	—	(537)
Net income (loss)	—	—	—	(49,133)	—	—	(49,133)	—	(49,133)
Other comprehensive income (loss)	—	—	—	—	22,176	—	22,176	—	22,176
Restricted stock unit activity	—	(9,186)	10,365	—	—	—	1,179	—	1,179
Restricted stock activity	—	(3,951)	3,951	—	—	—	—	—	—
Balance, March 31, 2018	27,709	211,988	(704,630)	2,367,742	(270,175)	215	1,632,849	5,354	1,638,203
Net income (loss)	—	—	—	(33,076)	—	—	(33,076)	—	(33,076)
Other comprehensive income (loss)	—	—	—	—	(37,806)	—	(37,806)	—	(37,806)
Restricted stock unit activity	—	3,085	128	—	—	—	3,213	—	3,213
Balance, June 30, 2018	27,709	215,073	(704,502)	2,334,666	(307,981)	215	1,565,180	5,354	1,570,534
Net income (loss)	—	—	—	(65,979)		—	(65,979)	—	(65,979)
Other comprehensive income (loss)	—	—	—	—	(5,688)	—	(5,688)	—	(5,688)
Restricted stock unit activity	—	2,540	66	—	—	—	2,606	—	2,606
Balance, September 30, 2018	$27,709	$217,613	$(704,436)	$2,268,687	$(313,669)	$215	$1,496,119	$5,354	$1,501,473

The accompanying Notes are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    SUMMARY OF MAJOR ACCOUNTING POLICIES

Basis of Presentation. Oceaneering International, Inc. ("Oceaneering," "we" or "us") has prepared these unaudited consolidated financial statements pursuant to instructions for quarterly reports on Form 10-Q, which we are required to file with the United States Securities and Exchange Commission (the "SEC"). These financial statements do not include all information and footnotes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). These financial statements reflect all adjustments that we believe are necessary to present fairly our financial position as of September 30, 2019 and our results of operations and cash flows for the periods presented. Except as otherwise disclosed herein, all such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in our annual report on Form 10-K for the year ended December 31, 2018. The results for interim periods are not necessarily indicative of annual results.
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
We capitalize interest on assets where the construction period is anticipated to be more than three months. We capitalized no interest and $1.9 million of interest in the three-month periods ended September 30, 2019 and 2018, respectively, and $3.4 million and $5.3 million of interest in the in the nine-month periods ended September 30, 2019 and 2018, respectively. We do not allocate general administrative costs to capital projects.
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

Dispositions. In September 2018, we consummated the sale of our cost method investment in ASV Global, LLC for $15 million. The sale resulted in a pre-tax gain of $9.3 million, which is reflected in other income (expense), net in our Consolidated Statements of Operations for the three- and nine-month periods ended September 30, 2018.

Goodwill. We evaluate our goodwill annually in December and more frequently, on an interim basis, if events occur or circumstances change that would indicate the carrying amount may be impaired, by performing a qualitative or quantitative impairment test. Under the qualitative approach and after assessing the totality of events or circumstances, if we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we are required to perform the quantitative analysis to determine the fair value for that reporting unit. In the fourth quarter of 2018, we were required to perform a quantitative analysis for our Subsea Projects Segment and determined that the fair value was less than the carrying value and, as a result, we recorded a pre-tax goodwill impairment loss of $76 million in the Subsea Projects reporting unit. For the remaining reporting units, qualitative assessments were performed; and we concluded that it was more likely than not the fair value of the reporting unit was more than the carrying value of the reporting unit and, therefore, no impairment was required.

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

Revenue Recognition. On January 1, 2018, we adopted Accounting Standard Update ("ASU") 2014-09, "Revenue from Contracts with Customers," which implemented Accounting Standards Codification Topic 606 ("ASC 606"). We applied the modified retrospective method to those contracts that were not completed as of January 1, 2018, and utilized the practical expedient to reflect the effect on contract modifications in the aggregate. The adoption of this ASU resulted in an after-tax cumulative effect adjustment of $0.5 million recorded to retained earnings as of January 1, 2018.

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

In our service-based business lines, which principally charge on a dayrate basis for services provided, there is no significant impact in the pattern of revenue and profit recognition as a result of implementation of ASC 606. In our product-based business lines, we have seen impacts on the pattern of our revenue and profit recognition in our contracts using the percentage-of-completion method, as a result of the requirement to exclude uninstalled materials and significant inefficiencies from the measure of progress. This occurs predominantly in our Subsea Products segment.

We apply judgment in the determination and allocation of transaction price to performance obligations, and the subsequent recognition of revenue, based on the facts and circumstances of each contract. We routinely review estimates related to our contracts and, where required, reflect revisions to profitability in earnings immediately. If an element of variable consideration has the potential for a significant future reversal of revenue, we will constrain that variable consideration to a level intended to remove the potential future reversal. If a current estimate of total contract cost indicates an ultimate loss on a contract, we recognize the projected loss in full when we determine it. In prior years, we have recorded adjustments to earnings as a result of revisions to contract estimates; however, we did not have any material adjustments during the nine months ended September 30, 2019 and 2018. There could be significant adjustments to overall contract costs in the future, due to changes in facts and circumstances.

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

Leases. On January 1, 2019 we adopted ASU 2016-02, "Leases (Topic 842"), which requires lessees to recognize right-of-use assets ("ROU assets") and lease liabilities for virtually all leases and updates previous accounting standards for lessors to align certain requirements of the new leases standard and the revenue recognition accounting standard. We elected to apply the transition method that allowed us to apply this update at the adoption date and adopted the package of practical expedients that permitted us to retain the identification and classification of leases made under the previously applicable accounting standards. The adoption of this ASU as of January 1, 2019 resulted in a cumulative effect adjustment of $5.9 million recorded to retained earnings, with corresponding adjustments to increase ROU assets and lease liabilities by $185 million and $191 million, respectively. The adoption of this ASU did not materially affect our net earnings and had no impact on cash flows. Comparative information with respect to prior periods has not been retrospectively restated and continues to be reported under the accounting standards in effect for those periods.
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
As a lessor, we lease certain types of equipment, often providing services at the same time. These leases can be priced on a dayrate or lump-sum basis for periods ranging from a few days to multi-year contracts. These leases are negotiated on commercial terms at market rates and many carry standard options to extend or terminate at our customers sole discretion. These leases generally do not contain options to purchase, material restrictions or covenants that impact our accounting for leases.
ROU operating lease assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement or modification date. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate, based on the information available at commencement or modification date in determining the present value of future payments. In determining the incremental borrowing rate, we considered our external credit ratings, bond yields for us and our identified peers, the risk-free rate in geographic regions where we operate and the impact associated with providing collateral over a similar term as the lease for an amount equal to the lease payments. Our ROU operating lease assets also include any lease prepayments made and exclude lease incentives and initial direct costs incurred. Our lease terms may include options to extend or terminate the lease. These options are included in the lease term when it is reasonably certain that we will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.
See Note 5—"Leases"—for more information on our operating leases.

New Accounting Standards. In June 2016, the Financial Accounting Standards Board ("FASB") issued ASU No. 2016-13, "Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments," as modified by subsequently issued ASU 2018-19, ASU 2019-04 and ASU 2019-05. The guidance introduces a new credit reserving model known as the Current Expected Credit Loss ("CECL") model, which is based on expected losses, and differs significantly from the incurred loss approach used today. The CECL model requires estimating all expected credit losses for certain types of financial instruments, including trade receivables and contract assets, held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. These ASUs affect an entity to varying degrees depending on the credit quality for the assets held by the entity, their duration and how the entity applies current U.S. GAAP. These ASUs will become effective for us beginning January 1, 2020. We have formed a project team to review these requirements and ensure that we meet the required implementation date. We continue to assess the impact of this guidance and are in the process of pooling our customers by their associated risk factors and evaluating our historical experience associated with credit losses.

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

In June 2018, the FASB issued ASU 2018-07, "Compensation – Stock Compensation (Topic 718) Improvements to Nonemployee Share-Based Payment Accounting."  This ASU expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees.  The amendments in this ASU became effective for us beginning January 1, 2019. This ASU has not had a material effect on our consolidated financial statements.

2.    REVENUE

Revenue by Category

We recognized revenue, disaggregated by business segment, geographical region, and timing of transfer of goods or services, as follows:

	Three Months Ended			Nine Months Ended
(in thousands)	Sep 30, 2019	Sep 30, 2018	Jun 30, 2019	Sep 30, 2019	Sep 30, 2018
Business Segment:
Energy Services and Products
Remotely Operated Vehicles	$113,101	$105,045	$120,363	$333,810	$298,065
Subsea Products	150,836	137,099	138,910	418,590	385,491
Subsea Projects	75,996	104,972	75,104	240,828	239,868
Asset Integrity	59,274	62,346	61,156	181,119	191,056
Total Energy Services and Products	399,207	409,462	395,533	1,174,347	1,114,480
Advanced Technologies	98,440	109,838	100,248	312,967	299,907
Total	$497,647	$519,300	$495,781	$1,487,314	$1,414,387

	Three Months Ended			Nine Months Ended
(in thousands)	Sep 30, 2019	Sep 30, 2018	Jun 30, 2019	Sep 30, 2019	Sep 30, 2018
Geographic Operating Areas:
Foreign:
Africa	$73,901	$51,669	$61,390	$222,397	$168,722
United Kingdom	61,914	56,769	65,058	180,270	153,087
Norway	59,875	51,952	60,252	162,593	142,820
Asia and Australia	42,662	39,764	43,123	127,211	122,158
Brazil	25,404	14,554	23,658	66,825	46,844
Other	14,178	45,898	28,334	63,734	80,348
Total Foreign	277,934	260,606	281,815	823,030	713,979
United States	219,713	258,694	213,966	664,284	700,408
Total	$497,647	$519,300	$495,781	$1,487,314	$1,414,387

Timing of Transfer of Goods or Services:
Revenue recognized over time	$460,029	$485,393	$455,937	$1,377,211	$1,297,095
Revenue recognized at a point in time	37,618	33,907	39,844	110,103	117,292
Total	$497,647	$519,300	$495,781	$1,487,314	$1,414,387

Contract Balances

Our contracts with milestone payments have, in the aggregate, a significant impact on the contract asset and the contract liability balances. Milestones are contractually agreed with customers and relate to significant events across the contract lives. Some milestones are achieved before revenue is recognized, resulting in a contract liability, while other milestones are achieved after revenue is recognized resulting in a contract asset.

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

During the nine months ended September 30, 2019, contract assets decreased by $59 million from the balance at December 31, 2018, due to the timing of billings of approximately $1,517 million, which exceeded revenue earned of $1,458 million. Contract liabilities increased $10 million from the balance at December 31, 2018, due to deferrals of milestone payments that totaled $45 million in excess of revenue recognition of $35 million. There were no cancellations, impairments or other significant impacts in the period that relate to other categories of explanation.

Performance Obligations

Due to the nature of our service contracts in our Remotely Operated Vehicle, Subsea Projects, Asset Integrity and Advanced Technologies segments, the majority of our contracts either have initial contract terms of one year or less or have customer option cancellation clauses that lead us to consider the original expected duration of one year or less.

In our Subsea Products and Advanced Technologies segments, we have long-term contracts that extend beyond one year, and these make up the majority of the performance obligations balance reported as of September 30, 2019. We also have shorter-term product contracts with an expected original duration of one year or less that have been excluded.

As of September 30, 2019, the aggregate amount of the transaction price allocated to remaining performance obligations was $431 million. In arriving at this value, we have used two expedients available to us and are not disclosing amounts in relation to performance obligations: (1) that are part of contracts with an original expected duration of one year or less; or (2) on contracts where we recognize revenue in line with the billing. Of this amount, we expect to recognize revenue of $339 million over the next 12 months.

Where appropriate, we have made estimates within the transaction price of elements of variable consideration within the contracts and constrained those amounts to a level where we consider it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. The amount of revenue recognized in the three- and nine-month periods ended September 30, 2019 that was associated with performance obligations completed or partially completed in prior periods was not significant.

As of September 30, 2019, there were no significant outstanding liability balances for refunds or returns due to the nature of our contracts and the services and products we provide. Our warranties are limited to assurance warranties that are of a standard length and are not considered to be a material right. The majority of our contracts consist of a single performance obligation. When there are multiple obligations, we look for observable evidence of stand-alone selling prices on which to base the allocation. This involves judgment as to the appropriateness of the observable evidence relating to the facts and circumstances of the contract. If we do not have observable evidence, we estimate stand-alone selling prices by taking a cost-plus-margin approach, using typical margins from the type of product or service, customer and regional geography involved.

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

Costs to fulfill a contract primarily consist of certain mobilization costs incurred to provide services or products to our customers. These costs are deferred and amortized over the period of contract performance. The closing balance of costs to fulfill a contract was $14 million and $13 million as of September 30, 2019 and December 31, 2018, respectively. For the three- and nine-month periods ended September 30, 2019, $1.9 million and $6.2 million of amortization expense was recorded, respectively. For the three- and nine-month periods ended September 30,

2018, we recorded amortization expense of $2.6 million and $5.1 million, respectively. No impairment costs were recognized.

3.    SELECTED BALANCE SHEET INFORMATION
The following is information regarding selected balance sheet accounts:

(in thousands)	Sep 30, 2019	Dec 31, 2018
Inventory:
Remotely operated vehicle parts and components	$95,727	$108,939
Other inventory, primarily raw materials	103,022	85,568
Total	$198,749	$194,507

Other Current Assets:
Prepaid expenses	$44,488	$60,858
Angolan bonds	10,179	10,179
Total	$54,667	$71,037

Accrued Liabilities:
Payroll and related costs	$111,778	$114,676
Accrued job costs	55,212	62,281
Income taxes payable	41,555	34,954
Current operating lease liability	19,626	—
Other	85,648	95,022
Total	$313,819	$306,933

4.    DEBT
Long-term debt consisted of the following:

(in thousands)	Sep 30, 2019	Dec 31, 2018

4.650% Senior Notes due 2024	$500,000	$500,000
6.000% Senior Notes due 2028	300,000	300,000
Fair value of interest rate swaps on $200 million of principal	6,850	(5,600)
Unamortized debt issuance costs	(6,995)	(7,820)
Long-term debt	$799,855	$786,580

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

In February 2018, we entered into Agreement and Amendment No. 4 to the Credit Agreement ("Amendment No. 4"). Amendment No. 4 amended the Credit Agreement to, among other things, extend the maturity of the Revolving Credit Facility to January 25, 2023 with the extending lenders, which represent 90% of the existing commitments of the lenders, such that the total commitments for the Revolving Credit Facility will be $500 million until October 25, 2021, and thereafter $450 million until January 25, 2023. At September 30, 2019, we had no borrowings outstanding under the Revolving Credit Facility.

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

The Credit Agreement contains various covenants that we believe are customary for agreements of this nature, including, but not limited to, restrictions on our ability and the ability of each of our subsidiaries to incur debt, grant liens, make certain investments, make distributions, merge or consolidate, sell assets and enter into certain restrictive agreements. We are also subject to a maximum adjusted total Capitalization Ratio (as defined in the Credit Agreement) of 55%. The Credit Agreement includes customary events of default and associated remedies. As of September 30, 2019, we were in compliance with all the covenants set forth in the Credit Agreement.

We have two interest rate swaps in place on a total of $200 million of the 2024 Senior Notes for the period to November 2024. See Note 6—"Commitments and Contingencies" for more information on our interest rate swaps.

We incurred $6.9 million and $4.2 million of issuance costs related to the 2024 Senior Notes and the 2028 Senior Notes, respectively, and $3.0 million of loan costs, including costs of the amendments prior to Amendment No. 4, related to the Credit Agreement. The costs, net of accumulated amortization, are included as a reduction of long-term debt on our Consolidated Balance Sheets, as it pertains to the Senior Notes, and in other noncurrent assets, as it pertains to the Credit Agreement. We are amortizing these costs to Interest expense through the maturity date for the Senior Notes and to January 2023 for the Credit Agreement.

5.    LEASES
Supplemental information about our operating leases follows:

(in thousands)		Sep 30, 2019	Jan 1, 2019
Assets:
	Right-of-use operating lease assets	$171,952	$184,648

Liabilities:
Operating	Current operating	$19,626	$20,318
Operating	Noncurrent operating	162,881	170,190
Lease liabilities		$182,507	$190,508

		Sep 30, 2019	Jan 1, 2019
Lease Term and Discount Rate:
Weighted-average remaining lease terms (years)	Weighted-average remaining lease term (years)	10.0	11.0

Weighted-average discount rate	Weighted-average discount rate	5.7%	7.1%

Operating lease cost reflects the lease expense resulting from amortization over the respective lease terms of our operating leases with initial lease terms greater than 12 months. Our short-term lease cost consists of expense for our operating leases with initial lease terms of 12 months or less that are not recorded on our balance sheet. The components of lease cost are as follows:

		Three Months Ended	Nine Months Ended
(in thousands)		Sep 30, 2019	Sep 30, 2019
Lease Cost:
Operating lease cost	Operating lease cost	$6,396	$24,730
Short-term lease cost	Short-term lease cost	17,122	60,051
Total Lease Cost		$23,518	$84,781

Future maturities of lease liabilities under all of our operating leases are as follows:

(in thousands)
For the 12 months ended September 30,
2020	$29,900
2021	28,203
2022	27,059
2023	22,301
2024	19,989
Thereafter	123,420
Total lease payments	250,872
Less: Interest	(68,365)
Present Value of Lease Liabilities	$182,507

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

We estimated the aggregate fair market value of the Senior Notes to be $761 million as of September 30, 2019, based on quoted prices. Since the market for the Senior Notes is not an active market, the fair value of the Senior Notes is classified within Level 2 in the fair value hierarchy under U.S. GAAP (inputs other than quoted prices in active markets for similar assets and liabilities that are observable or can be corroborated by observable market data for substantially the full terms for the assets or liabilities).

We have two interest rate swaps in place on a total of $200 million of the 2024 Senior Notes for the period to November 2024. The agreements swap the fixed interest rate of 4.650% on $100 million of the 2024 Senior Notes to the floating rate of one-month LIBOR plus 2.426% and on another $100 million to one-month LIBOR plus 2.823%. We estimate the combined fair value of the interest rate swaps to be a net asset of $6.9 million as of September 30, 2019, which is included on our balance sheet in other long-term assets. These values were arrived at based on a discounted cash flow model using Level 2 inputs.

Since the second quarter of 2015, the exchange rate for the Angolan kwanza relative to the U.S. dollar generally has been declining, with the exception that the exchange rate was relatively stable during 2017. As our functional currency in Angola is the U.S. dollar, we recorded foreign currency transaction losses related to the kwanza of $2.0 million and $4.5 million in the three-month periods ended September 30, 2019 and 2018, respectively, and $2.6 million and $17 million in the nine-month periods ended September 30, 2019 and 2018, respectively, as a component of other income (expense), net in our Consolidated Statements of Operations for those respective periods. Our foreign currency transaction losses related primarily to the remeasurement of our Angolan kwanza cash balances to U.S. dollars. Any conversion of cash balances from kwanza to U.S. dollars is controlled by the central bank in Angola, and the central bank slowed this process from mid-2015 to 2017, causing our kwanza cash balances to increase during that period of time. However, beginning in 2018, the Angolan central bank has allowed us to repatriate cash from Angola. As of September 30, 2019 and December 31, 2018, we had the equivalent of approximately $8.4 million and $9.3 million, respectively, of kwanza cash balances in Angola reflected on our Consolidated Balance Sheets.
To mitigate our currency exposure risk in Angola, we have used kwanza to purchase equivalent Angolan central bank (Banco Nacional de Angola) bonds. The bonds are denominated as U.S. dollar equivalents, so that, upon payment of semi-annual interest and principal upon maturity, payment is made in kwanza, equivalent to the respective U.S. dollars at the then-current exchange rate. During 2018, we received a total of $70 million in proceeds from maturities and redemptions of Angolan bonds and reinvested $10 million of the proceeds in similar assets. As of September 30, 2019 and December 31, 2018, we have $10 million of Angolan bonds on our Consolidated Balance Sheets. Because we intend to sell the bonds if we are able to repatriate the proceeds, we have classified these bonds as available-for-sale securities, and they are recorded in other current assets on our Consolidated Balance Sheets.

We estimated the fair market value of the Angolan bonds to be $10 million as of September 30, 2019 and December 31, 2018 using quoted market prices. Since the market for the Angolan bonds is not an active market, the fair value of the Angolan bonds is classified within Level 2 in the fair value hierarchy under U.S. GAAP. As of September 30, 2019 and December 31, 2018, the difference between the fair market value and the carrying amount of the Angolan bonds was immaterial.

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
During 2017, 2018 and through September 30, 2019, we granted restricted units of our common stock to certain of our key executives and employees. During 2017, 2018 and 2019, our Board of Directors granted restricted common stock to our nonemployee directors. The restricted units granted to our key executives and key employees generally vest in full on the third anniversary of the award date, conditional on continued employment. The restricted stock unit grants can vest pro rata over three years, provided the individual meets certain age and years-of-service requirements. The shares of restricted stock we grant to our nonemployee directors vest in full on the first anniversary of the award date, conditional on continued service as a director. Each grantee of shares of restricted stock is deemed to be the record owner of those shares during the restriction period, with the right to vote and receive any dividends on those shares. The restricted stock units outstanding have no voting or dividend rights.
For each of the restricted stock units granted in 2017 through September 30, 2019, at the earlier of three years after grant or at termination of employment or service, the grantee will be issued one share of our common stock for each unit vested. As of September 30, 2019 and December 31, 2018, respective totals of 1,810,561 and 1,443,897 shares of restricted stock or restricted stock units were outstanding.
We estimate that share-based compensation cost not yet recognized related to shares of restricted stock or restricted stock units, based on their grant-date fair values, was $14 million as of September 30, 2019. This expense is being recognized on a graded-vesting basis over three years for awards attributable to individuals meeting certain age and years-of-service requirements, and on a straight-line basis over the applicable vesting period of one or three years for the other awards.
Share Repurchase Plan. In December 2014, our Board of Directors approved a plan to repurchase up to 10 million shares of our common stock. Under this plan, in 2015, we had repurchased 2.0 million shares of our common stock for $100 million. We did not repurchase any shares during 2016 through September 30, 2019. We account for the shares we hold in treasury under the cost method, at average cost.

8.    INCOME TAXES

During interim periods, we provide for income taxes based on our current estimated annual effective tax rate using assumptions as to (1) earnings and other factors that would affect the tax provision for the remainder of the year and (2) the operations of foreign branches and subsidiaries that are subject to local income and withholding taxes. The effective tax rate for the nine months ended September 30, 2019 and September 30, 2018 was different than the federal statutory rate of 21%, primarily due to the geographic mix of operating revenue and results that generated taxes in certain jurisdictions that exceeded the tax benefit from losses and credits in other jurisdictions, which could not be realized in the quarter due to valuation allowances being provided, and other discrete items. It is our intention to continue to indefinitely reinvest in certain of our international operations; therefore, we do not provide for withholding taxes on the possible distribution of these earnings.  We do not believe the effective tax rate before discrete items is meaningful due to the ongoing shifting of geographic mix of our operating revenue and results.

In the nine-month period ended September 30, 2019, we recognized additional tax benefit of $1.9 million from discrete items, primarily related to an $8.5 million benefit from adjustment of the mandatory repatriation tax related to the Tax Act, offset by $1.8 million of additional uncertain tax positions, $1.5 million of valuation allowances and $3.3 million associated with various other issues. In the nine-month period ended September 30, 2018, we recognized additional tax expense of $60 million from discrete items, primarily related to $39 million of valuation allowances on certain deferred tax assets recognized in prior years that may not be realizable in certain foreign jurisdictions, $7.9 million of provisional mandatory repatriation tax related to the Tax Act, $4.8 million related to uncertain tax positions and $8.3 million associated with various other issues.

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
We account for any applicable interest and penalties on uncertain tax positions as a component of our provision for income taxes on our financial statements. Including associated foreign tax credits, penalties and interest, we have accrued a net total of $20 million and $18 million in other long-term liabilities on our balance sheet for unrecognized tax liabilities as of September 30, 2019 and December 31, 2018, respectively. Changes in management's judgment related to those liabilities would affect our effective income tax rate in the periods of change.
Our tax returns are subject to audit by taxing authorities in multiple jurisdictions. These audits often take years to complete and settle. The following lists the earliest tax years open to examination by tax authorities where we have significant operations:

Jurisdiction	Periods
United States	2014
United Kingdom	2017
Norway	2015
Angola	2013
Brazil	2014
Australia	2015

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

	Three Months Ended			Nine Months Ended
(in thousands)	Sep 30, 2019	Sep 30, 2018	Jun 30, 2019	Sep 30, 2019	Sep 30, 2018
Revenue
Energy Services and Products
Remotely Operated Vehicles	$113,101	$105,045	$120,363	$333,810	$298,065
Subsea Products	150,836	137,099	138,910	418,590	385,491
Subsea Projects	75,996	104,972	75,104	240,828	239,868
Asset Integrity	59,274	62,346	61,156	181,119	191,056
Total Energy Services and Products	399,207	409,462	395,533	1,174,347	1,114,480
Advanced Technologies	98,440	109,838	100,248	312,967	299,907
Total	$497,647	$519,300	$495,781	$1,487,314	$1,414,387
Income (Loss) from Operations
Energy Services and Products
Remotely Operated Vehicles	$10,145	$772	$8,688	$20,251	$2,916
Subsea Products	13,219	5,367	7,413	20,156	9,417
Subsea Projects	(616)	6,088	87	2,363	(6,629)
Asset Integrity	(2,453)	2,275	(1,302)	(4,468)	7,311
Total Energy Services and Products	20,295	14,502	14,886	38,302	13,015
Advanced Technologies	2,958	8,960	7,241	19,798	18,514
Unallocated Expenses	(28,447)	(25,014)	(31,762)	(94,643)	(79,867)
Total	$(5,194)	$(1,552)	$(9,635)	$(36,543)	$(48,338)
Depreciation and Amortization
Energy Services and Products
Remotely Operated Vehicles	$26,767	$27,428	$26,871	$81,628	$83,339
Subsea Products	12,055	12,349	12,366	37,412	41,288
Subsea Projects	8,130	7,464	7,550	23,562	28,830
Asset Integrity	1,634	1,635	1,570	4,838	5,319
Total Energy Services and Products	48,586	48,876	48,357	147,440	158,776
Advanced Technologies	761	792	765	2,356	2,295
Unallocated Expenses	1,220	1,035	1,182	3,561	3,603
Total	$50,567	$50,703	$50,304	$153,357	$164,674

We determine Income (Loss) from Operations for each business segment before interest income or expense, other income (expense) and provision for income taxes. We do not consider an allocation of these items to be practical. Our equity in earnings (losses) of unconsolidated affiliates is part of our Subsea Projects segment.

During the nine-month period ended September 30, 2018, we recorded write-offs of certain equipment and intangible assets associated with exiting the land survey business and equipment obsolescence of $7.6 million, attributable to our reporting segments as follows:

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

Certain statements we make in this quarterly report on Form 10-Q are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements include, without limitation, statements regarding our expectations about:

•
the fourth quarter and full year of 2019 operating results and the contributions from our segments to those results (including anticipated revenue, operating income or loss, backlog and utilization information), as well as the items below the operating income (loss) line;

•	cash flows and earnings before interest, taxes, depreciation and amortization ("EBITDA") in 2019;

•	free cash flow, which we define as net cash provided by operating activities less cash paid for purchases of property and equipment, in 2019 and in future periods;

•	future demand, order intake and business activity levels;

•	the adequacy of our liquidity, cash flows and capital resources;

•	our expectations regarding shares to be repurchased under our share repurchase plan;

•	our assumptions that could affect our estimated tax rate;

•	the implementation of new accounting standards and related policies, procedures and controls;

•	seasonality; and

•	industry conditions.

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

Executive Overview

Our operating results for the third quarter of 2019 improved by $4.4 million over the immediately preceding quarter, largely due to increased contributions from our Subsea Products and Remotely Operated Vehicle ("ROV") segments, which were mostly offset by a lower contribution from our Advanced Technologies segment. Additionally, we had lower Unallocated Expenses, due to reduced performance-based compensation expenses in the third quarter. Our diluted earnings (loss) per share for the three- and nine-month periods ended September 30, 2019 were $(0.26) and $(0.87), respectively, as compared to $(0.67) and $(1.50) for the corresponding periods of 2018, and each of our operating segments, except Asset Integrity, contributed operating income year-to-date.

For the fourth quarter of 2019, compared to the third quarter, we believe our EBITDA will be slightly lower, with the onset of seasonally lower offshore activity within our energy segments being slightly offset by improved contribution from our Advanced Technologies segment. Sequentially for our energy segments, we expect lower operating results from our ROV, Subsea Products and Subsea Projects segments and a marginal improvement in our Asset Integrity segment. For Advanced Technologies, we are projecting improved performance from our commercial businesses that should result in a meaningful revenue increase and an operating margin in the low double-digit range. Unallocated Expenses are forecast to be in the low- to mid-$30 million range.

For the full year of 2019, we are increasing our capital expenditures guidance for the year to $150 million, primarily driven by increased spending within our ROV segment to support projected higher levels of activity anticipated for 2020. However, we continue to expect positive free cash flow generation for the year after servicing our debt and funding our anticipated maintenance and organic growth capital expenditures, as we project generating cash from positive working capital changes in the fourth quarter.

We are not providing guidance as to our 2019 annual effective tax rate, due to the ongoing shifting of geographic mix of our operating revenue and results. These conditions do not allow for a meaningful tax rate forecast.

We continue to believe that the long-term fundamentals for the offshore energy industry are improving and that our energy segments are positioned to benefit from this recovery. We also believe this recovery to be gradual, so we remain focused on continuing to adapt our business structure to the current market to improve returns. We are also implementing a stricter capital discipline approach, which we expect to help us generate meaningful free cash flow in the future.

Accordingly, looking into 2020, we are anticipating increased activity and improved operating performance across all of our segments, led by gains from ROV and Subsea Products, with positive operating income from each of our operating segments. We project capital expenditures to be in the range of $70 million to $100 million and Unallocated Expenses to be approximately $140 million. In this dynamic market, we will necessarily continue to review our forecast as we develop a definitive operating plan for 2020, and we will update our guidance range during the year-end reporting process.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States. These principles require us to make various estimates, judgments and assumptions that affect the reported amounts in our financial statements and accompanying notes. We disclose our significant accounting policies in Notes to Consolidated Financial Statements—Note 1—"Policies" in this quarterly report and in our annual report on Form 10-K for the year ended December 31, 2018, in Part II. Item 7. "Financial Statements and Supplementary Data—Note 1—Summary of Major Accounting Policies."

For information about our critical accounting policies and estimates, see Part II. Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates" in our annual report on Form 10-K for the year ended December 31, 2018. As of September 30, 2019, there have been no material changes to the judgments, assumptions and estimates upon which our critical accounting policies and estimates are based.

Liquidity and Capital Resources

As of September 30, 2019, we had working capital of $657 million, including $340 million of cash and cash equivalents. Additionally, Amendment No. 4 to the Credit Agreement (as defined below) provides for a $500 million revolving credit facility until October 25, 2021 and thereafter $450 million until January 25, 2023 with a group of banks. We consider our liquidity, cash flows and capital resources to be adequate to support our existing operations and capital commitments.

Cash flows for the nine months ended September 30, 2019 and 2018 are summarized as follows:

	Nine Months Ended
(in thousands)	Sep 30, 2019	Sep 30, 2018
Changes in Cash:
Net Cash Provided by Operating Activities	$112,167	$35,656
Net Cash Used in Investing Activities	(120,046)	(82,444)
Net Cash Used in Financing Activities	(2,320)	(5,749)
Effect of exchange rates on cash	(3,737)	(10,629)
Net Increase (Decrease) in Cash and Cash Equivalents	$(13,936)	$(63,166)

Operating activities

Our primary sources and uses of cash flows from operating activities for the nine months ended September 30, 2019 and 2018 are as follows:

	Nine Months Ended
(in thousands)	Sep 30, 2019	Sep 30, 2018
Cash Flows from Operating Activities:
Net income (loss)	$(85,532)	$(148,188)
Non-cash items, net	148,453	191,744
Accounts receivable and contract assets	51,629	(85,278)
Inventory	(10,765)	(7,094)
Current liabilities	(340)	60,998
Other changes	8,722	23,474
Net Cash Provided by Operating Activities	$112,167	$35,656

Net cash provided by operating activities for the nine months ended September 30, 2019 and 2018 was $112 million and $36 million, respectively. The increase in cash related to accounts receivable and contract assets in the nine months ended September 30, 2019 was primarily due to an increased focus on managing our working capital, including increased collection efforts, as well as receiving various expected income tax refunds. The decrease in cash related to inventory as of September 30, 2019 was primarily due to an increase in Manufactured Products' inventory related to an increase in backlog. The decrease in cash related to current liabilities in the nine months ended September 30, 2019 reflected timing of vendor payments.

Investing activities

Our capital expenditures were $129 million during the first nine months of 2019, as compared to $84 million in the first nine months of 2018, excluding the $68 million purchase price for the Ecosse acquisition. The increase in capital expenditures in the nine months ended September 30, 2019 was primarily due to increased spending associated with projected higher ROV activity and purchases of equipment to support our drill pipe riser contract in Brazil. In the first nine months of 2018, we received proceeds of $62 million from a maturity and redemptions of Angolan bonds and $15 million of proceeds from the sale of a cost-method investment, partially offset by the purchase of $10 million of Angolan bonds.

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

We currently estimate our capital expenditures for 2019, excluding business acquisitions, will be approximately $150 million, including approximately $75 million of maintenance capital expenditures and $75 million of growth capital expenditures. We placed our new-build Jones Act multiservice subsea support vessel Ocean Evolution into service during the second quarter of 2019.

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

Financing activities

In the nine months ended September 30, 2019, we used $2.3 million of cash in financing activities. In the nine months ended September 30, 2018, we used $5.7 million in financing activities, primarily as a result of the repayment of the $300 million term loan facility under the Credit Agreement, substantially offset by $296 million of net proceeds from the issuance of the 2028 Senior Notes(as defined below).

As of September 30, 2019, we had long-term debt in the principal amount of $800 million outstanding and $500 million available under our revolving credit facility provided under the Credit Agreement.

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

The Credit Agreement contains various covenants that we believe are customary for agreements of this nature, including, but not limited to, restrictions on our ability and the ability of each of our subsidiaries to incur debt, grant liens, make certain investments, make distributions, merge or consolidate, sell assets and enter into certain restrictive agreements. We are also subject to a maximum adjusted total Capitalization Ratio (as defined in the Credit Agreement) of 55%. The Credit Agreement includes customary events of default and associated remedies. As of September 30, 2019, we were in compliance with all the covenants set forth in the Credit Agreement.

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

We have not guaranteed any debt not reflected on our Consolidated Balance Sheets as of September 30, 2019, and we do not have any off-balance sheet arrangements, as defined by SEC rules.

In December 2014, our Board of Directors approved a plan to repurchase up to 10 million shares of our common stock. In 2015, we repurchased 2.0 million shares of our common stock for $100 million under this plan. We did not repurchase any shares during 2016 through September 30, 2019. We account for the shares we hold in treasury under the cost method, at average cost. The timing and amount of any future repurchases will be determined by our management. We expect that any additional shares repurchased under the plan will be held as treasury stock for possible future use. The plan does not obligate us to repurchase any particular number of shares.
Results of Operations

We operate in five business segments. The segments are contained within two businesses — services and products provided primarily to the offshore energy industry ("Energy Services and Products") and services and products provided to non-energy industries ("Advanced Technologies"). Our Unallocated Expenses are those not associated with a specific business segment.

Consolidated revenue and profitability information are as follows:

	Three Months Ended			Nine Months Ended
(dollars in thousands)	Sep 30, 2019	Sep 30, 2018	Jun 30, 2019	Sep 30, 2019	Sep 30, 2018
Revenue	$497,647	$519,300	$495,781	$1,487,314	$1,414,387
Gross Margin	49,061	47,635	41,983	118,631	96,191
Gross Margin %	10%	9%	8%	8%	7%
Operating Income (Loss)	(5,194)	(1,552)	(9,635)	(36,543)	(48,338)
Operating Income (Loss) %	(1)%	—%	(2)%	(2)%	(3)%

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

Energy Services and Products

The primary focus of our Energy Services and Products business over the last several years has been toward leveraging our asset base and capabilities for providing services and products for offshore energy operations and subsea completions. In recent years, we have also added focus on directing some of our service and product offerings toward our energy customers' operating expenses and the offshore renewable energy market.

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

	Three Months Ended			Nine Months Ended
(dollars in thousands)	Sep 30, 2019	Sep 30, 2018	Jun 30, 2019	Sep 30, 2019	Sep 30, 2018
Remotely Operated Vehicles
Revenue	$113,101	$105,045	$120,363	$333,810	$298,065
Gross Margin	18,908	8,757	17,360	45,689	25,888
Operating Income (Loss)	10,145	772	8,688	20,251	2,916
Operating Income (Loss) %	9%	1%	7%	6%	1%
Days Available	25,392	25,668	25,006	74,904	76,192
Days Utilized	15,146	14,249	15,423	43,511	38,937
Utilization	60%	56%	62%	58%	51%

Subsea Products
Revenue	150,836	137,099	138,910	418,590	385,491
Gross Margin	28,030	18,748	21,029	61,374	49,828
Operating Income (Loss)	13,219	5,367	7,413	20,156	9,417
Operating Income (Loss) %	9%	4%	5%	5%	2%
Backlog at End of Period	609,000	333,000	596,000	609,000	333,000

Subsea Projects
Revenue	75,996	104,972	75,104	240,828	239,868
Gross Margin	5,213	10,829	5,472	19,718	6,801
Operating Income (Loss)	(616)	6,088	87	2,363	(6,629)
Operating Income (Loss) %	(1)%	6%	—%	1%	(3)%

Asset Integrity
Revenue	59,274	62,346	61,156	181,119	191,056
Gross Margin	5,273	9,430	6,423	17,968	26,909
Operating Income (Loss)	(2,453)	2,275	(1,302)	(4,468)	7,311
Operating Income (Loss) %	(4)%	4%	(2)%	(2)%	4%

Total Energy Services and Products
Revenue	$399,207	$409,462	$395,533	$1,174,347	$1,114,480
Gross Margin	57,424	47,764	50,284	144,749	109,426
Operating Income (Loss)	20,295	14,502	14,886	38,302	13,015
Operating Income (Loss) %	5%	4%	4%	3%	1%

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

We believe we are the world's largest provider of ROV services and, generally, this business segment has been the largest contributor to our Energy Services and Products business operating income. Our ROV segment revenue reflects the utilization percentages, fleet sizes and average pricing in the respective periods.

ROV operating income for the third quarter of 2019 increased $1.5 million compared to the immediately preceding quarter as the third quarter gross margin and operating results include a $2.8 million gain associated with the sale of ROV accessory equipment that was integrated into a customer's rigs. Average ROV revenue per day on hire was slightly lower, declining 4% sequentially, as a result of changes in geographic mix. However, this decline was offset by a decrease in costs. Fleet utilization declined to 60% during the third quarter from 62% in the immediately preceding quarter. We added nine new ROVs to our fleet during the nine months ended September 30, 2019 and retired eight, resulting in a total of 276 ROVs in our ROV fleet as of September 30, 2019. Our operating income increased in the three- and nine-month periods ended September 30, 2019, compared to the corresponding periods of the prior year, primarily as a result of increased days on hire.

We expect lower operating results from our ROV segment in the fourth quarter of 2019, due to fewer days of utilization, largely on decreased seasonal demand for our vessel-based services. We believe our overall ROV fleet utilization for the fourth quarter will be in the high-50% range. We need a sizable increase in our customers' offshore activities, longer-term contract durations and spending levels for there to be a discernible increase in ROV pricing and profitability.

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

	Three Months Ended			Nine Months Ended
	Sep 30, 2019	Sep 30, 2018	Jun 30, 2019	Sep 30, 2019	Sep 30, 2018
Manufactured Products	59%	54%	63%	58%	55%

Service and Rental	41%	46%	37%	42%	45%

Our Subsea Products operating income improved in the third quarter of 2019, with a corresponding 9% increase in quarterly revenue, as compared to the immediately preceding quarter. This improvement was largely due to greater activity and improved performance in our Service and Rental business. Subsea Products operating income increased in the three- and nine-month periods ended September 30, 2019 compared to the corresponding periods of the prior year, primarily due to improved execution in our Service and Rental business along with increased throughput in Manufactured Products as a result of increased umbilical-related backlog.

Our Subsea Products backlog was $609 million as of September 30, 2019, compared to $332 million as of December 31, 2018. The backlog increase was largely attributable to increased umbilical-related order intake in our Manufactured Products business. This includes the significant umbilical order announced mid-September 2019 in connection with the KG-DWN 98/2 project in the Bay of Bengal. Our book-to-bill ratio for the trailing 12 months was 1.5. We expect Subsea Products operating results to be lower in the fourth quarter of 2019 compared to the third quarter, as a greater proportion of segment revenue is coming from lower margin manufacturing activities. Our Subsea Products book-to-bill ratio is expected to be in the range of 1.25 to 1.4 for the full year.

Our Subsea Projects revenue and operating results were relatively flat in the three-month period ended September 30, 2019 as compared to the immediately preceding quarter, as a result of consistent call-out work in each of the quarters. Our Subsea Projects operating results decreased in the three months ended September 30, 2019, compared to the corresponding period of the prior year, due to reduced amounts of diving and installation work. Our Subsea Projects operating results improved for the nine months ended September 30, 2019, compared to the corresponding period of the prior year, due to a write-off of certain equipment and intangible assets associated with exiting the land survey business in the second quarter of 2018. In the fourth quarter of 2019, we expect Subsea Projects operating results to be lower when compared to the third quarter of 2019, due to the seasonal decrease in the U.S. Gulf of Mexico deepwater vessel work outweighing improved performance in survey services.

Asset Integrity's operating results for the three month period ended September 30, 2019, compared to the immediately preceding quarter, and the three- and nine-month periods ended September 30, 2019, compared to the corresponding periods of the prior year, were lower due to reduced revenue and lower pricing for inspection services, which remains very competitive. For the fourth quarter of 2019, we expect Asset Integrity's operating results to improve slightly compared to the third quarter of 2019.

Advanced Technologies

Our Advanced Technologies segment consists of two business units: (1) government; and (2) commercial. Government services and products include engineering and related manufacturing in defense and space exploration activities. Our commercial business unit offers turnkey solutions that include program management, engineering design, fabrication/assembly and installation to the commercial theme park industry and mobile robotics solutions, including automated guided vehicle technology to a variety of industries.

Revenue, gross margin and operating income information for our Advanced Technologies segment are as follows:

	Three Months Ended			Nine Months Ended
(dollars in thousands)	Sep 30, 2019	Sep 30, 2018	Jun 30, 2019	Sep 30, 2019	Sep 30, 2018
Revenue	$98,440	$109,838	$100,248	$312,967	$299,907
Gross Margin	9,413	14,824	13,386	38,047	36,645
Operating Income	2,958	8,960	7,241	19,798	18,514
Operating Income %	3%	8%	7%	6%	6%

Advanced Technologies operating income for the three-month period ended September 30, 2019 was lower than that of the immediately preceding quarter, predominantly due to project delays and higher costs on certain projects within our commercial business. Operating income for the three-month period ended September 30, 2019 was lower compared to the corresponding period of the prior year, due to reduced levels of activity and higher costs in our theme park-related business. The operating income for the nine-month period ended September 30, 2019 increased slightly when compared to the corresponding period of the prior year driven by increased revenue and operating income in our government business partially offset by reduced commercial activity and project delays. We expect an increase in our Advanced Technologies operating income in the fourth quarter of 2019 compared to the third quarter, as a result of increased throughput and improved execution in our commercial business.

The following table presents revenue from government and commercial, as their respective percentages of total Advanced Technologies revenue:

	Three Months Ended			Nine Months Ended
	Sep 30, 2019	Sep 30, 2018	Jun 30, 2019	Sep 30, 2019	Sep 30, 2018
Government	79%	67%	75%	74%	68%

Commercial	21%	33%	25%	26%	32%

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

The following table sets forth our Unallocated Expenses for the periods indicated:

	Three Months Ended			Nine Months Ended
(dollars in thousands)	Sep 30, 2019	Sep 30, 2018	Jun 30, 2019	Sep 30, 2019	Sep 30, 2018
Gross Margin	$17,776	$14,953	$21,687	$64,165	$49,880
Operating Expense	28,447	25,014	31,762	94,643	79,867
Operating expense % of revenue	6%	5%	6%	6%	6%

Our Unallocated Expenses for the three months ended September 30, 2019 were lower compared to the immediately preceding quarter, as performance-based compensation expenses were reduced based on our expected level of results relative to our plan targets. Our Unallocated Expenses for the three- and nine-month periods ended September 30, 2019 increased compared to the corresponding periods of the prior year, primarily due to higher 2019 estimated expenses related to incentive compensation and higher expenses related to global information technology expenses. For the fourth quarter of 2019, we expect our quarterly Unallocated Expenses to be in the low- to mid-$30 million range.

Other

The following table sets forth our significant financial statement items below the income (loss) from operations line.

	Three Months Ended			Nine Months Ended
(in thousands)	Sep 30, 2019	Sep 30, 2018	Jun 30, 2019	Sep 30, 2019	Sep 30, 2018
Interest income	$2,089	$2,645	$1,848	$6,541	$8,187
Interest expense, net of amounts capitalized	(11,382)	(9,885)	(10,199)	(31,005)	(28,058)
Equity in income (losses) of unconsolidated affiliates	554	(1,684)	—	390	(3,264)
Other income (expense), net	(3,660)	5,632	7	(2,934)	(6,398)
Provision (benefit) for income taxes	7,930	61,135	17,203	21,981	70,317

In addition to interest on borrowings, interest expense includes amortization of loan costs, fees for lender commitments under our revolving credit agreement and fees for standby letters of credit and bank guarantees that banks issue on our behalf for performance bonds, bid bonds and self-insurance requirements.

Foreign currency transaction gains and losses are the principal component of other income (expense), net. In the three- and nine-month periods ended September 30, 2019, we incurred foreign currency transaction losses of $3.5 million and $2.8 million, respectively. The currency losses in 2019 primarily related to declining exchange rates for the Angolan kwanza and the Brazilian real relative to the U.S. dollar. In the three- and nine-month periods ended September 30, 2018, we incurred foreign currency transaction losses of $3.8 million and $16 million, respectively. The currency losses in 2018 primarily related to the declining exchange rate for the Angolan kwanza relative to the U.S. dollar, and its effect on the U.S. dollar equivalent value of our cash balances in Angola. We could incur further foreign currency exchange losses in Angola and Brazil if further currency devaluations occur.

For the three- and nine-month periods ended September 30, 2018, other income (expense), net included a pre-tax gain of $9.3 million resulting from the sale of our cost method investment in ASV Global, LLC in September 2018. The total consideration from the sale was $15 million.

During interim periods, we provide for income taxes based on our current estimated annual effective tax rate using assumptions as to (1) earnings and other factors that would affect the tax provision for the remainder of the year and (2) the operations of foreign branches and subsidiaries that are subject to local income and withholding taxes. Factors that could affect our estimated tax rate include our profitability levels in general and the geographic mix in the sources of our results. The effective tax rate for the nine months ended September 30, 2019 was different than the federal statutory rate of 21%, primarily due to the geographic mix of operating revenue and results that generated taxes in certain jurisdictions that exceeded the tax benefit from losses and credits in other jurisdictions, which could not be realized in the quarter due to additional uncertain tax positions and other discrete items. It is our intention to continue to indefinitely reinvest in certain of our international operations; therefore, we do not provide for withholding taxes on the possible distribution of these earnings. We do not believe the effective tax rate before discrete items is meaningful due to the ongoing shifting of geographic mix of our operating revenue and results.
In the three-month period ended September 30, 2019, we recognized additional tax benefit of $7.0 million from discrete items, primarily related to an $8.5 million benefit from adjustment of the mandatory repatriation tax related to U.S. tax reform legislation enacted in December 2017 commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act") and $1.5 million of various other issues. In the nine-month period ended September 30, 2019, we recognized additional tax benefit of $1.9 million from discrete items, primarily related to an $8.5 million benefit from adjustment of the mandatory repatriation tax related to the Tax Act, offset by $1.8 million of additional uncertain tax positions, $1.5 million of valuation allowances and $3.3 million of various other issues.
In the three-month period ended September 30, 2018, we recognized additional tax expense of $57 million for discrete items, primarily related to $39 million of valuation allowances on certain deferred tax assets recognized in prior years that may not be realizable in certain foreign jurisdictions, $7.9 million of provisional mandatory repatriation tax related to the Tax Act, $3.6 million related to uncertain tax position and $5.9 million associated with various other issues. In the nine-month period ended September 30, 2018, we recognized additional tax expense of $60 million from discrete items, primarily related to $39 million of valuation allowances on certain deferred tax assets recognized in prior years that may not be realizable in certain foreign jurisdictions, $7.9 million of provisional tax related to the Tax Act, $4.8 million related to uncertain tax positions and $8.3 million associated with various other issues.
Our 2019 income tax payments, net of tax refunds, are anticipated to be approximately $26 million.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are currently exposed to certain market risks arising from transactions we have entered into in the normal course of business. These risks relate to interest rate changes and fluctuations in foreign exchange rates. Except for our exposure in Angola, we do not believe these risks are material. We have not entered into any market risk sensitive instruments for speculative or trading purposes. When we have a significant amount of borrowings, we typically manage our exposure to interest rate changes through the use of a combination of fixed- and floating-rate debt. See Note 4—"Debt" in the Notes to Consolidated Financial Statements in this quarterly report for a description of our revolving credit facility and interest rates on our borrowings. We have two interest rate swaps in place on a total of $200 million of the 2024 Senior Notes. The agreements swap the fixed interest rate of 4.650% on $100 million of the 2024 Senior Notes to the floating rate of one-month LIBOR plus 2.426% and on another $100 million to one-month LIBOR plus 2.823%. We believe significant interest rate changes would not have a material near-term impact on our future earnings or cash flows.
Because we operate in various oil and gas exploration and production regions in the world, we conduct a portion of our business in currencies other than the U.S. dollar. The functional currency for several of our international operations is the applicable local currency. A stronger U.S. dollar against the United Kingdom pound sterling, the Norwegian kroner and the Brazilian real may result in lower operating income. We manage our exposure to changes in foreign exchange rates principally through arranging compensation in U.S. dollars or freely convertible currency and, to the extent possible, by limiting compensation received in other currencies to amounts necessary to meet obligations denominated in those currencies. We use the exchange rates in effect as of the balance sheet date to translate assets and liabilities as to which the functional currency is the local currency, resulting in translation adjustments that we reflect as accumulated other comprehensive income or loss in the equity section of our Consolidated Balance Sheets. We recorded net adjustments to our equity accounts of $(27) million and $(21) million in the nine-month periods ended September 30, 2019 and 2018, respectively. Negative adjustments reflect the net impact of the strengthening of the U.S. dollar against various foreign currencies for locations where the functional currency is not the U.S. dollar. Conversely, positive adjustments reflect the effect of a weakening U.S. dollar.

We recorded foreign currency transaction losses of $3.5 million and $2.8 million in the three- and nine-month periods ended September 30, 2019, and $3.8 million and $16 million in the three- and nine-month periods ended September 30, 2018, respectively. Those gains (losses) are included in other income (expense), net in our Consolidated Statements of Operations in those respective periods. Since the second quarter of 2015, the exchange rate for the Angolan kwanza relative to the U.S. dollar generally has been declining, with the exception that the exchange rate was relatively stable during 2017. As our functional currency in Angola is the U.S. dollar, we recorded foreign currency transaction losses related to the kwanza of $2.0 million and $2.6 million in the three- and nine-month periods ended September 30, 2019 and $4.5 million and $17 million in the three- and nine-month periods ended September 30, 2018, respectively, as a component of other income (expense), net in our Consolidated Statements of Operations for those respective periods. Our foreign currency transaction losses related primarily to the remeasurement of our Angolan kwanza cash balances to U.S. dollars. Any conversion of cash balances from kwanza to U.S. dollars is controlled by the central bank in Angola, and the central bank slowed this process from mid-2015 to 2017, causing our kwanza cash balances to increase during that period of time. However, beginning in 2018, the Angolan central bank has allowed us to repatriate cash from Angola. During 2018, we were able to repatriate $74 million of cash from Angola.

As of September 30, 2019 and December 31, 2018, we had the equivalent of approximately $8.4 million and $9.3 million, respectively, of kwanza cash balances in Angola reflected on our Consolidated Balance Sheets.

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

We estimated the fair market value of the Angolan bonds to be $10 million as of September 30, 2019 and December 31, 2018 using quoted market prices. Since the market for the Angolan bonds is not an active market, the fair value of the Angolan bonds is classified within Level 2 in the fair value hierarchy under U.S. GAAP. As of

September 30, 2019 and December 31, 2018, the difference between the fair market value and the carrying amount of the Angolan bonds was immaterial.

Item 4.        Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2019 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There has been no change in our internal control over financial reporting that occurred during the three months ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6.         Exhibits

Index to Exhibits
			Registration or File Number	Form of Report	Report Date	Exhibit Number
*	3.01	Restated Certificate of Incorporation	1-10945	10-K	Dec. 2000	3.01
*	3.02	Certificate of Amendment to Restated Certificate of Incorporation	1-10945	8-K	May 2008	3.1
*	3.03	Certificate of Amendment to Restated Certificate of Incorporation	1-10945	8-K	May 2014	3.1
*	3.04	Amended and Restated Bylaws	1-10945	8-K	Aug. 2015	3.1
*	10.1+	Employment Agreement for Mr. Davison	1-10945	10-Q	Jul. 2019	10.1
*	10.2+	2019 Performance Unit Agreement for Mr. Davison	1-10945	10-Q	Jul. 2019	10.2
*	10.3+	2019 Restricted Stock Unit Agreement for Mr. Davison	1-10945	10-Q	Jul. 2019	10.3
*	10.4+	Special Restricted Stock Unit Agreement for Mr. Davison	1-10945	10-Q	Jul. 2019	10.4
*	10.5+	Retention and Severance Payments Agreement for Mr. Davison	1-10945	10-Q	Jul. 2019	10.5
	10.6+	Amended and Restated 2019 Annual Cash Bonus Award Program Summary
	31.01	Rule 13a – 14(a)/15d – 14(a) certification of principal executive officer
	31.02	Rule 13a – 14(a)/15d – 14(a) certification of principal financial officer
	32.01	Section 1350 certification of principal executive officer
	32.02	Section 1350 certification of principal financial officer
	101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
	101.SCH	XBRL Taxonomy Extension Schema Document
	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
	101.LAB	XBRL Taxonomy Extension Label Linkbase Document
	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
	104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
	+	Management contract or compensatory plan or arrangement.
	*	Exhibit previously filed with the Securities and Exchange Commission, as indicated, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 4, 2019	/S/ RODERICK A. LARSON
Date	Roderick A. Larson
President and Chief Executive Officer
(Principal Executive Officer)

November 4, 2019	/S/ ALAN R. CURTIS
Date	Alan R. Curtis
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

November 4, 2019	/S/ WITLAND J. LEBLANC, JR.
Date	Witland J. LeBlanc, Jr.
Vice President and Chief Accounting Officer
(Principal Accounting Officer)