Form 10-K
period 2019-12-31
OCEANEERING INTERNATIONAL INC
filed 2020-02-27
CIK 73756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☑ No
Aggregate market value of the voting stock held by nonaffiliates of the registrant computed by reference to the closing price of $20.39 of the Common Stock on the New York Stock Exchange as of June 28, 2019, the last business day of the registrant's most recently completed second quarter: $2.0 billion.
Number of shares of Common Stock outstanding at February 21, 2020: 98,933,069.
Documents Incorporated by Reference:
Portions of the proxy statement relating to the registrant's 2020 annual meeting of shareholders, to be filed on or before April 29, 2020 pursuant to Regulation 14A of the Securities Exchange Act of 1934, are incorporated by reference to the extent set forth in Part III, Items 10-14 of this report.

Oceaneering International, Inc.
Form 10-K

PART I

Item 1.	Business.
GENERAL DEVELOPMENT OF BUSINESS
Oceaneering International, Inc. is a global provider of engineered services and products, primarily to the offshore oil and gas industry. Oceaneering also serves the offshore renewables, defense, aerospace and commercial theme park industries. Oceaneering was organized as a Delaware corporation in 1969 out of the combination of three diving service companies founded in the early 1960s. Since our establishment, we have concentrated on the development and marketing of underwater services and products to meet customer needs requiring the use of advanced technology. We believe we are one of the world's largest underwater services contractors. The services and products we provide to the energy industry include remotely operated vehicles, specialty subsea hardware, engineering and project management, subsea intervention services, including manned diving, survey and positioning services, seabed preparation and asset integrity and nondestructive testing services. Our foreign operations, principally in the North Sea, Africa, Brazil, Australia and Asia, accounted for approximately 55% of our revenue, or $1.1 billion, for the year ended December 31, 2019.
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
Energy Services and Products. The primary focus of our Energy Services and Products business over the last several years has been toward leveraging our asset base and capabilities for providing services and products for offshore energy operations and subsea completions, inclusive of our customers' operating expenses and the offshore renewable energy market.
ROVs. We provide ROVs, which are tethered submersible vehicles remotely operated from the surface, to customers in the energy industry for drilling support and vessel-based services, including subsea hardware installation, construction, pipeline inspection, survey and facilities inspection, maintenance and repair. We design and build our new ROVs at in-house facilities, the largest of which is in Morgan City, Louisiana. In 2019, we added 13 ROVs to our fleet and retired 38. Our work-class ROV fleet size was 250 as of December 31, 2019, 275 as of December 31, 2018 and 279 as of December 31, 2017. We have decreased our ROV fleet size in each of the last three years as a result of lower market demand.
Subsea Products. Our Subsea Products segment consists of two business units: (1) Manufactured Products and (2) Service and Rental. Manufactured Products include production control umbilicals and specialty hardware. Service and Rental includes tooling, subsea work systems and installation and workover control systems, which we design, build and operate as a service.
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

In 2016, we acquired the assets of Blue Ocean Technologies, LLC, a provider of riserless light well intervention ("RLWI") services. Subsea well intervention services are intended to maximize production and increase the recovery rate from offshore oil and gas reservoirs or, alternatively, prepare wells to be plugged and abandoned. These RLWI systems have the capability to perform a wide variety of cost-effective services for well interventions, including well diagnostics, damaged well remediation and workovers, and well plugging and abandonment.
Subsea Projects. Our Subsea Projects segment consists of our subsea installation, inspection, diving, maintenance and repair services, principally in the U.S. Gulf of Mexico and offshore Angola, utilizing a fleet consisting of three owned and three chartered dynamically positioned deepwater vessels with integrated high-specification work-class ROVs onboard, and three owned shallow water diving support and survey vessels, other spot-chartered vessels and other assets. Our owned vessels are Jones Act-compliant. The dynamically positioned vessels are equipped with thrusters that allow them to maintain a constant position at a location without the use of anchors. They are used in the inspection, maintenance and repair of subsea facilities, pipeline or flowline tie-ins, pipeline crossings and installations. These vessels can also carry and install equipment or umbilicals required to bring subsea well completions into production (tie-back to production facilities). With our acquisitions of C & C Technologies, Inc. ("C&C") in 2015 and Ecosse Subsea Limited ("Ecosse") in 2018, further described below, we provide survey services and route clearance and trenching services.

We previously had several deepwater vessels under long-term charter. The last of our long-term charters expired in March 2018. With the current vessel market conditions, we have entered into some minimum-day, short-term, time charter party agreements and, for specific projects, we continue to charter on a back-to-back basis with the vessel owners. This generally minimizes our contract exposure by closely matching our obligations with our revenue.
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
In the second quarter of 2019, we placed our new-build, Jones Act-compliant, multiservice vessel ("MSV"), the Ocean Evolution, into service. The Ocean Evolution is U.S.-flagged and documented with a coastwise endorsement by the U.S. Coast Guard. The vessel has an overall length of 353 feet, a Class 2 dynamic positioning system, accommodations for 110 personnel, a helideck, a 250-ton active heave-compensated crane, a working moonpool, and two of our high specification 4,000 meter work-class ROVs. The vessel is also equipped with a satellite communications system capable of transmitting streaming video for real-time work observation by shore-based personnel. The vessel is being used to augment our ability to provide subsea intervention services in the U.S. Gulf of Mexico. These services are required to perform inspection, maintenance and repair projects and hardware installations.
Asset Integrity. Through our Asset Integrity division, we provide asset integrity management, corrosion management, inspection, and non-destructive testing services, principally to customers in the oil and gas, power generation, and petrochemical industries. We perform these services on both onshore and offshore facilities, both topside and subsea.
General. During the last five years, we have also made several small acquisitions to add complementary technology or niche markets. We intend to continue our strategy of acquiring, as opportunities arise, additional assets or businesses, to improve our market position or expand into related service and product lines. However, our primary focus continues to be on capital discipline and generating positive free cash flows.
Advanced Technologies. Our Advanced Technologies segment consists of two business units: (1) government; and (2) commercial. Government services and products include engineering and related manufacturing in defense and space exploration activities, principally to U.S. Government agencies and their prime contractors. Our commercial business unit offers turnkey solutions that includes program management, engineering design, fabrication/assembly and installation to the commercial theme park industry and mobile robotics solutions, including automated guided vehicle technology, to a variety of industries.
DESCRIPTION OF BUSINESS
Energy Services and Products
Our Energy Services and Products business consists of ROVs, Subsea Products, Subsea Projects and Asset Integrity.
ROVs. ROVs are tethered submersible vehicles remotely operated from the surface. We use our ROVs in the offshore energy industry to perform a variety of underwater tasks, including drill support, vessel-based inspection, maintenance and repair, installation and construction support, pipeline inspection and surveys, and subsea production facility operation and maintenance. Work-class ROVs are outfitted with manipulators, sonar and video cameras, and can operate specialized tooling packages and other equipment or features to facilitate the performance of specific underwater tasks. As of December 31, 2019, we owned 250 work-class ROVs. We believe we operate the largest fleet of work-class ROVs in the world. We also believe we are the industry leader in providing ROV services for drill support, with an estimated 63% market share of the contracted floating drilling rigs at the end of 2019.

ROV revenue:	Amount	Percent of Total Revenue
	(in thousands)
2019	$449,830	22%
2018	394,801	21%
2017	393,655	21%

Subsea Products. We construct a variety of specialty subsea hardware and provide related services. These include:

•	various types of subsea umbilicals utilizing steel tubes and thermoplastic hoses, along with termination assemblies;

•	tooling, ROV tooling and subsea work packages;

•	production control equipment;

•	installation and workover control systems ("IWOCS");

•	riserless light well intervention services ("RLWI");

•	clamp connectors;

•	pipeline connector and repair systems;

•	subsea and topside control valves; and

•	subsea chemical injection valves.
Offshore well operators use subsea umbilicals and production control equipment to control subsea wellhead hydrocarbon flow, monitor downhole and wellhead conditions and perform chemical injection. They are also used to provide power and fluids to other subsea processing hardware, including pumps and gas/oil separation equipment. ROV tooling provides an additional operational interface between an ROV and equipment located on the sea floor. RLWI, IWOCS and subsea work packages facilitate well and associated equipment intervention for the purposes of flow remediation and well stimulation.

Subsea Products revenue:	Amount	Percent of Total Revenue
	(in thousands)
2019	$602,249	29%
2018	515,000	27%
2017	625,513	33%
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
We perform subsea intervention and hardware installation services, principally in the U.S. Gulf of Mexico and offshore Angola from multiservice vessels that have Oceaneering ROVs onboard. These services include: subsea well tie-backs; pipeline/flowline tie-ins and repairs; pipeline crossings; umbilical and other subsea equipment installations; subsea intervention; and inspection, maintenance and repair activities.
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
We also provide survey and positioning services, route clearance and trenching services, and digital and communication services.

Subsea Projects revenue:	Amount	Percent of Total Revenue
	(in thousands)
2019	$327,556	16%
2018	329,163	17%
2017	291,993	15%
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

Asset Integrity revenue:	Amount	Percent of Total Revenue
	(in thousands)
2019	$242,954	12%
2018	253,886	13%
2017	236,778	12%
Advanced Technologies
Our Advanced Technologies segment provides engineering services and manufacturing to the U.S. Department of Defense, NASA and major government contractors. We also provide turnkey solutions that include program management, engineering design, fabrication/assembly and installation to the commercial theme park industry and mobile robotics solutions, including automated guided vehicle technology, to a variety of industries. We work with our customers to understand their specialized requirements, identify and mitigate risks, and provide them value-added, maintainable, safe and certified solutions. The segment's largest customer is the U.S. Navy, for whom we perform engineering services, prototype design building services and repair and maintenance services on submarines and surface ships.
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

Advanced Technologies revenue:	Amount	Percent of Total Revenue
	(in thousands)
2019	$425,535	21%
2018	416,632	22%
2017	373,568	19%

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
Major Customers. Our top five customers in 2019, 2018 and 2017 accounted for 32%, 39% and 40%, respectively, of our consolidated revenue. In 2019, 2018 and 2017, four of our top five customers were oil and gas exploration and production companies served by our Energy Services and Products business segments, with the other one being the U.S. Navy or other parts of the U.S. Government, which is served by our Advanced Technologies segment. During 2019 and 2017, revenue from one customer, BP plc and subsidiaries, accounted for 10% and 12%, respectively, of our total consolidated annual revenue and in 2018, revenue from Royal Dutch Shell, accounted for 10% of our total consolidated annual revenue.
Although we do not depend on any one customer, the loss of one of our significant customers could, at least on a short-term basis, have an adverse effect on our results of operations and cash flows.
RAW MATERIALS
Most of the raw materials we use in our manufacturing operations, such as steel in various forms, copper, electronic components and plastics, are available from many sources. However, some components we use to manufacture subsea umbilicals are available from limited sources. With the exception of certain kinds of steel tube, where we are limited in the number of available suppliers, we can offer alternative materials or technologies in many cases, which depends on the requisite approval of our customers. Currently, we are experiencing limited steel tube availability, due to several large project requirements. We believe we have secured a sufficient amount of steel tubes to satisfy existing backlog and anticipated orders to be produced in 2020. We believe the situation is temporary and will resolve itself as the industry returns to a more normal run rate.
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

ROVs. We believe we are the world's largest owner/operator of work-class ROVs employed in energy related operations. As of December 31, 2019, we owned 250 work-class ROVs. We compete with several major companies on a worldwide basis and with numerous others operating locally in various areas.
Competition for ROV services historically has been based on equipment availability, location of or ability to deploy the equipment, quality of service and price. The relative importance of these factors can vary over time based on market conditions. The ability to develop improved equipment and techniques and to train and retain skilled personnel is also an important competitive factor in our markets. Demand for ROVs has significantly decreased since mid-2014 due to the oil price environment, and, correspondingly, our margins have decreased due to lower utilization and pricing pressures. The years 2017 and 2018 reached low points for demand. In 2019, we experienced increased demand, resulting in higher utilization for our ROVs with slightly improved pricing.
Subsea Products. With our Manufactured Products business, we are one of several companies that compete on a worldwide basis for the provision of steel tube and thermoplastic control umbilicals, and compared to current and forecasted market demand, we are faced with overcapacity in the umbilical manufacturing market. Within our Service and Rental business, there are many competitors offering specialized services and products both on a regional and global basis.
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

The amounts of backlog orders we believed to be firm as of December 31, 2019 and 2018 were as follows (in millions):

	As of December 31, 2019			As of December 31, 2018
	Total		1+ yr*	Total	1+ yr*
Energy Services and Products
ROVs	$534		$193	$497	$219
Subsea Products	630		159	332	96
Subsea Projects	104		24	76	7
Asset Integrity	226	52	64	248	87
Total Energy Services and Products	1,494		440	1,153	409
Advanced Technologies	223		50	312	51
Total	$1,717		$490	$1,465	$460

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

Our quality management systems are registered as being in conformance with ISO 9001:2015 and cover:

•	all our Energy Services and Products services and products in the U.K. and Norway;

•	our ROV operations in the U.S. Gulf of Mexico, the U.K., Norway, Angola, Ghana, Brazil, Canada, India, the Middle East, Australia and Asia;

•	our Asset Integrity operations in the Western Hemisphere, Angola, the Middle East, Australia, the United States and Indonesia;

•	our Subsea Projects operations;

•	our Subsea Products segment; and

•	the Oceaneering Space Systems, Oceaneering Technologies, Entertainment and Marine Services units of our Advanced Technologies segment.
ISO 9001 is an internationally recognized system for quality management established by the International Standards Organization, and the 2015 edition emphasizes customer satisfaction, risk assessment and continual improvement.
EMPLOYEES
As of December 31, 2019, we had approximately 9,100 employees. Our workforce varies seasonally and peaks during the second and third quarters. We consider our relations with our employees to be satisfactory.
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

•	decisions about offshore developments to be made by oil and gas exploration, development and production companies;

•	decisions about offshore developments to be made by offshore renewables companies;

•	the use of subsea completions and our ability to capture our share of the associated market;

•	general economic and business conditions and industry trends;

•	the strength of the industry segments in which we are involved;

•	cancellations of contracts, change orders and other contractual modifications and the resulting adjustments to our backlog;

•	collections from our customers;

•	the levels of oil and gas production to be processed by the Medusa field production spar platform;

•	our future financial performance, including as a result of the availability, terms and deployment of capital;

•	the consequences of significant changes in currency exchange rates;

•	the volatility and uncertainties of credit markets;

•	changes in tax laws, regulations and interpretation by taxing authorities;

•	changes in, or our ability to comply with, other laws and governmental regulations, including those relating to the environment;

•	the continued availability of qualified personnel;

•	our ability to obtain raw materials and parts on a timely basis and, in some cases, from limited sources;

•	operating risks normally incident to offshore exploration, development and production operations;

•	hurricanes and other adverse weather and sea conditions;

•	cost and time associated with drydocking of our vessels;

•	the highly competitive nature of our businesses;

•	adverse outcomes from legal or regulatory proceedings;

•	the risks associated with integrating businesses we acquire;

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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
Executive Officers. The following information relates to our executive officers as of February 21, 2020:

NAME	AGE	POSITION	EXECUTIVE OFFICER SINCE	EMPLOYEE SINCE
Roderick A. Larson	53	President and Chief Executive Officer and Director	2012	2012
Charles W. Davison, Jr.	51	Chief Operating Officer	2019	2019
Alan R. Curtis	54	Senior Vice President and Chief Financial Officer	2015	1995
David K. Lawrence	60	Senior Vice President, General Counsel and Secretary	2012	2005
Stephen P. Barrett	62	Senior Vice President, Asset Integrity and Business Development	2015	2015
Witland J. LeBlanc, Jr.	49	Vice President and Chief Accounting Officer	2019	2010
Philip G. Beierl	61	Senior Vice President, Advanced Technologies	2018	2005
Martin J. McDonald	56	Senior Vice President, Remotely Operated Vehicles	2015	1989
Eric A. Silva	60	Senior Vice President, Operations Support	2017	2014

Each executive officer serves at the discretion of our Board of Directors and is subject to reelection or reappointment each year after the annual meeting of our shareholders. We do not know of any arrangement or understanding between any of the above persons and any other person or persons pursuant to which they were selected or appointed as an officer.
Business Experience. The following summarizes the business experience of our executive officers. Except where we otherwise indicate, each of these persons has held their current position with Oceaneering for at least the past five years.
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

Charles W. Davison, Jr., Chief Operating Officer, joined Oceaneering most recently in June 2019. After leaving Oceaneering in June 2015, he served as Chief Executive Officer and President of Fairfield Geotechnologies (“Fairfield”). He continues to serve as nonexecutive chairman of the board of directors of Magseis Fairfield ASA, a position he has held since the acquisition by Magseis ASA of Fairfield’s seismic technologies business in December 2018. He first joined Oceaneering in November 2007 as Vice President, Umbilical Solutions. He was appointed Senior Vice President, Subsea Products, in January 2014 and served in that position until June 2015. Prior to November 2007, he spent eight years with General Electric Company, holding various roles in operational and supply chain management.

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

Stephen P. Barrett, Senior Vice President, Asset Integrity and Business Development, joined Oceaneering in July 2015 as Senior Vice President, Subsea Products. He was appointed as our Senior Vice President, Business Development in November 2016 and was recently appointed to the additional position of Senior Vice President, Asset Integrity on an interim basis. Mr. Barrett has informed us of his intention to retire upon the commencement of employment of successors to his two positions. Prior to joining Oceaneering, he served at FMC Technologies beginning in 1982, progressing through a variety of engineering, sales and marketing, and general management roles, most recently as Global Subsea Services Director from 2013 to 2015.

Witland J. LeBlanc, Jr., Vice President and Chief Accounting Officer, joined Oceaneering in 2010 as the Vice President, Tax, and became Vice President, Tax and Treasurer in July 2017. He was appointed to his current position in March 2019. He began his career in public accounting and transitioned to industry prior to joining Oceaneering.

Philip G. Beierl, Senior Vice President, Advanced Technologies, joined Oceaneering in 2005. Before joining Oceaneering in 2005, he served as a U.S. Navy diving and salvage officer for over 25 years. He served and held leadership positions in the Oceaneering Technologies unit, most recently as its Vice President and General Manager from August 2014. He was appointed as Vice President, Advanced Technologies in January 2018 and then to his current position in May 2018.

Martin J. McDonald, Senior Vice President, Remotely Operated Vehicles, joined Oceaneering in 1989. He held a variety of domestic and international positions of increasing responsibility in our ROV segment and most recently served as Vice President and General Manager for our ROV operations in the Eastern Hemisphere from 2006 until being appointed to his current position effective January 2016.

Eric A. Silva, Senior Vice President, Operations Support, joined Oceaneering in February 2014 as Chief Information Officer and Vice President. He was appointed to his current position in August 2015 and was appointed an executive officer in 2017. Prior to joining Oceaneering, Mr. Silva was a consultant from May 2012 to February 2014 and served as the Chief Information Officer at El Paso Corporation from 2010 to May 2012. Prior to such time, he was Vice President of Information Technology of LyondellBasell Industries N.V. (formerly LyondellBasell Industries AF S.C.A.) from December 2007 to 2010, and was Vice President of Information Technology of Lyondell Chemical Company from 2002 to 2007.

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

We derive most of our revenue from customers in the offshore oil and gas exploration, development and production industry. The offshore oil and gas industry is a historically cyclical industry characterized by significant changes in the levels of exploration and development activities. Oil and gas prices, and market expectations of potential changes in those prices, significantly affect the levels of those activities. Worldwide political, economic and military events have contributed to oil and gas price volatility and are likely to continue to do so in the future. Since the general decline in the price of oil from mid-2014, many oil and gas companies made significant reductions in their capital and operating expenditures, which are adversely impacting demand for the services and products provided by our Energy Services and Products business. Any prolonged reduction in the overall level of offshore oil and gas exploration and development activities, whether resulting from changes in oil and gas prices or otherwise, could materially and adversely affect our financial condition and results of operations in our segments within our Energy Services and Products business. Some factors that have affected and are likely to continue affecting oil and gas prices and the level of demand for our services and products include the following:

•	worldwide demand for oil and gas;

•	general economic and business conditions and industry trends;

•	the ability of the Organization of Petroleum Exporting Countries, or OPEC, to set and maintain production levels;

•	the level of production by non-OPEC countries, including U.S. shale oil;

•	the ability of oil and gas companies to generate funds for capital expenditures;

•	domestic and foreign tax policy;

•	laws and governmental regulations that restrict exploration and development of oil and gas in various offshore jurisdictions;

•	technological changes;

•	the political environment of oil-producing regions;

•	the changing environmental and social landscape;

•	the price and availability of alternative energy; and

•	overall economic conditions.
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

A significant portion of our revenue is attributable to operations in foreign countries. These activities accounted for approximately 55% of our consolidated revenue in 2019. Risks associated with our operations in foreign areas include risks of:

•	regional and global economic downturns;

•
public health threats, such as the coronavirus, Severe Acute Respiratory Syndrome, severe influenza and other highly communicable viruses or diseases, that could limit access to customers', vendors' or our facilities or offices, impose travel restrictions on our personnel or otherwise adversely affect our operations or demand for our services;

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

•
uncertainties relating to the United Kingdom's withdrawal from the European Union, including uncertainties about applicable future laws, regulations and treaties regarding tax and free trade agreements, intellectual property rights and supply chain logistics, as well as environmental, health and safety laws and regulations, immigration laws, employment laws, and other rules that could apply to us and our subsidiaries;

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
Our exposure to the risks we described above varies from country to country. In recent periods, economic conditions, political instability and civil unrest in Africa have been our greatest concerns. There is a risk that a continuation or worsening of these conditions could materially and adversely impact our future business, operations, financial condition and results of operations. Of our total consolidated revenue for 2019, we generated approximately 14% from our operations in Africa, primarily in Angola.

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

Changes in the method of determining the London Interbank Offered Rate (“LIBOR”), or the replacement of LIBOR with an alternative reference rate, may adversely affect interest rates and increase our cost of capital.

It is expected that a number of private-sector banks currently reporting information used to set LIBOR will stop doing so after 2021, when their current reporting commitment ends, which could either cause LIBOR to stop publication immediately or cause LIBOR’s regulator to determine that its quality has degraded to the degree that it is no longer representative of its underlying market.  It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after 2021, or whether different benchmark rates used to price indebtedness will develop. Revolving credit borrowings under our principal credit agreement, which is described in Part II of this report in Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations"  (the “Credit Agreement”), bear interest at rates tied to LIBOR.  In the future, we may need to renegotiate the Credit Agreement or incur indebtedness under other credit arrangements, and the phase-out of LIBOR may negatively impact the terms of such indebtedness.  We have not yet pursued an amendment of the Credit Agreement or other contractual alternative to address this matter and are currently evaluating the impact of the potential replacement of LIBOR.  If no such amendment or other contractual alternative is established on or prior to the phase-out of LIBOR, interest on revolving credit borrowings under the Credit Agreement may bear interest at higher rates based on the prime rate, which could increase our cost of capital in the event we borrow against the Credit Agreement.  In addition, to the extent we have entered into interest rate swaps or other derivative instruments for purposes of managing our interest rate exposure, our hedging strategies may not be effective as a result of the replacement or phasing out of LIBOR, and we may incur losses as a result.  Furthermore, the overall financial market may be disrupted as a result of the phase-out or replacement of LIBOR.  Disruption in the financial market could have an adverse effect on our business, cash flows, liquidity, financial condition and results of operations.

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

Energy Services and Products. In general, our Energy Services and Products business segments share facilities. Our location in Morgan City, Louisiana consists of ROV manufacturing and training facilities, vessel docking facilities, open and covered warehouse space and offices. The Morgan City facilities primarily support operations in the United States. We have regional support offices for our North Sea, Africa, Brazil and Southeast Asia operations in: Aberdeen, Scotland; Stavanger and Bergen, Norway; Abu Dhabi and Dubai, United Arab Emirates; Rio de Janeiro and Macaé, Brazil; Luanda, Angola; Chandigarh, India; Perth, Australia; Kuala Lumpur, Malaysia; Baku, Azerbaijan; and Singapore. We also have operational bases in various other locations.

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

For information regarding legal proceedings, see the discussion under the caption "Litigation" in Note 9—"Commitments and Contingencies" in the Notes to Consolidated Financial Statements included in this report, which discussion we incorporate by reference into this Item.

Item 4.	Mine Safety Disclosures.
Not applicable.
Part II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock is listed on the New York Stock Exchange under the symbol OII. Our company website address is www.oceaneering.com
On February 21, 2020, there were 459 holders of record of our common stock. On that date, the closing sales price, as quoted on the New York Stock Exchange, was $12.97. In 2017, we declared quarterly dividends of $0.15 per share in the first three quarters. Subsequently, after considering the need to focus our resources on growth and positioning us for the future, our Board has determined not to declare quarterly dividends. Although we will continue to review our dividend position on a quarterly basis, we do not anticipate our Board reinstating a quarterly cash dividend until we see a significant improvement in our market outlook and projected free cash flow.

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
EQUITY COMPENSATION PLAN INFORMATION
The following presents equity compensation plan information as of December 31, 2019:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	1,741,335	N/A	1,385,958
Equity compensation plans not approved by security holders	—	N/A	—
Total	1,741,335	N/A	1,385,958

In the table above, the number of securities to be issued upon exercise of outstanding options, warrants and rights shown as of December 31, 2019 are restricted stock units and shares of restricted stock granted under our 2010 incentive plan, as amended.
As of December 31, 2019, there were: (1) no shares of Oceaneering common stock under equity compensation plans not approved by security holders available for grant; and (2) 1,385,958 shares of Oceaneering common stock under equity compensation plans approved by security holders available for grant in the form of stock options, stock appreciation rights or stock awards. We have not granted any stock options since 2005 and the Compensation Committee of our Board of Directors has expressed its intention to refrain from using stock options as a component of employee compensation for our executive officers and other employees for the foreseeable future. Additionally, our Board of Directors has expressed its intention to refrain from using stock options as a component of nonemployee director compensation for the foreseeable future. For a description of the material features of our equity compensation arrangements, see the discussion under the caption "Incentive Plan" in Note 11—"Employee Benefit Plans" in the Notes to Consolidated Financial Statements included in this report.

PERFORMANCE GRAPH
The following graph compares our total shareholder return to the Standard & Poor's 500 Stock Index ("S&P 500") and the PHLX Oil Service Sector Index from December 31, 2014 through December 31, 2019. The PHLX Oil Service Sector Index is designed to track the performance of a set of companies involved in the oil services sector.
It is assumed in the graph that: (1) $100 was invested in Oceaneering Common Stock, the S&P 500 and the PHLX Oil Service Sector Index on December 31, 2014; and (2) any Oceaneering dividends are reinvested. The shareholder return shown is not necessarily indicative of future performance.

	December 31,
	2014	2015	2016	2017	2018	2019

Oceaneering	100.00	65.33	50.80	38.75	22.18	27.33
S&P 500	100.00	101.38	113.51	138.29	132.23	173.86
PHLX Oil Service Sector	100.00	76.62	91.16	75.48	41.35	41.12

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
Results of Operations:

	Year Ended December 31,
(in thousands, except per share amounts)	2019	2018	2017	2016	2015
Revenue	$2,048,124	$1,909,482	$1,921,507	$2,271,603	$3,062,754
Cost of services and products	1,949,880	1,780,256	1,726,897	1,992,376	2,457,325
Gross margin	98,244	129,226	194,610	279,227	605,429
Selling, general and administrative expense	214,891	198,259	183,954	208,463	231,619
Long-lived assets impairments	159,353	—	—	—	—
Goodwill impairment	14,713	76,449	—	—	—
Income (loss) from operations	$(290,713)	$(145,482)	$10,656	$70,764	$373,810
Net income (loss)	$(348,444)	$(212,327)	$166,398	$24,586	$231,011
Cash dividends declared per Share	$—	$—	$0.45	$0.96	$1.08
Diluted earnings (loss) per share	$(3.52)	$(2.16)	$1.68	$0.25	$2.34
Depreciation and amortization, including goodwill impairment	$263,427	$293,590	$213,519	$250,247	$241,235
Capital expenditures, including business acquisitions	$147,684	$178,038	$104,958	$142,513	$423,988
Other Financial Data:

	As of December 31,
(dollars in thousands)	2019	2018	2017	2016	2015
Working capital ratio	2.07	2.52	2.72	2.48	2.46
Working capital	$643,480	$750,148	$751,605	$754,231	$901,537
Total assets	$2,740,663	$2,824,998	$3,023,950	$3,130,315	$3,429,536
Long-term debt	$796,516	$786,580	$792,312	$793,058	$795,836
Shareholders' equity	$1,069,346	$1,409,235	$1,659,164	$1,516,643	$1,578,734
Goodwill as a percentage of Shareholders' equity	38%	29%	27%	29%	27%

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements in this annual report on Form 10-K, including, without limitation, statements regarding the following matters, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995:

•	our business strategy;

•	industry conditions;

•	seasonality;

•
our expectations about 2020 results of operations, items below the operating income line and segment operating results, and the factors underlying those expectations, including our expectations about demand and pricing for our energy services and products as a result of the factors we specify in "Overview" and "Results of Operations" below;

•	our backlog;

•	projections relating to floating rig demand and subsea tree installations;

•	the adequacy of our liquidity, cash flows and capital resources to support our operations and internally generated growth initiatives;

•	our projected capital expenditures for 2020;

•	our plans for future operations (including planned additions to and retirements from our remotely operated vehicle ("ROV") fleet;

•	our ability and intent to redeem Angolan bonds and repatriate cash;

•	our expectations regarding shares repurchased under our share repurchase plan;

•	our expectations regarding the implementation of new accounting standards and related policies, procedures and controls;

•	our expectations about our ROV fleet utilization in the future; and

•	our expectations regarding the effect of inflation in the near future.
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
Overview
The table that follows sets out our revenue and operating results for 2019, 2018 and 2017.

	Year Ended December 31,
(dollars in thousands)	2019	2018	2017
Revenue	$2,048,124	$1,909,482	$1,921,507
Gross Margin	98,244	129,226	194,610
Gross Margin %	5%	7%	10%
Operating Income (Loss)	(290,713)	(145,482)	10,656
Operating Income (Loss) %	(14)%	(8)%	1%
Net Income (Loss)	(348,444)	(212,327)	166,398

Our business segments are contained within two businesses - services and products provided primarily to the oil and gas industry, and to a lesser extent, the offshore renewables industry ("Energy Services and Products") and services and products provided to non-energy industries ("Advanced Technologies").  Our four business segments within the Energy Services and Products business are Remotely Operated Vehicles ("ROVs"), Subsea Products, Subsea Projects and Asset Integrity.  We report our Advanced Technologies business as one segment.  Unallocated Expenses are expenses not associated with a specific business segment.  These consist of expenses related to our incentive and deferred compensation plans, including restricted stock and bonuses, as well as other general expenses.

Our business primarily depends on the level of spending on offshore developments and related operating activities by our customers in the energy industry. During 2019, we generated approximately 79% of our revenue from services and products we provide to the energy industry. Our results for 2019 reflect the impact of pre-tax charges of $252 million recognized during the year, most notably in the fourth quarter. Activity levels and operating performance within our energy segments exceeded our expectations, led by our ROV and Subsea Products segments. Operating performance by our Advanced Technologies segment fell well short of expectations, primarily due to execution issues and customer-driven project delays and cancellations within our entertainment business. Overall, our 2019 revenue increased 7% to $2.0 billion, with revenue increases in our ROV, Subsea Products and Advanced Technologies segments partially offset by revenue decreases in our Subsea Projects and Asset Integrity segments.
In 2019, on a consolidated level, we had a net loss of $348 million, or diluted loss of $3.52 per share, compared to net loss of $212 million, or diluted loss of $2.16 per share, in 2018. The $136 million decrease from 2018 net loss was primarily attributable to pre-tax charges of $252 million recorded in 2019 for impairments, write-downs and write-offs of certain equipment, intangible assets, goodwill and inventory, and other expenses, most notably in our Subsea Projects and Asset Integrity segments. This compares to pre-tax charges recorded in 2018 of $84 million, primarily relating to pre-tax goodwill impairment of $76 million.

We had operating losses of $291 million and $145 million, including charges of $252 million and $84 million in 2019 and 2018, respectively. More information about these charges is described below. Due to lower profit contributions for our Energy Services and Products segments and Advanced Technologies segment, operating results decreased $145 million from 2018. The changes in operating results occurred in our:

•
Asset Integrity segment, which had a $62 million decrease in operating results primarily as a result of charges of $49 million. These charges included impairments and write-offs of $34 million and a goodwill impairment of $15 million, both largely based on market competition and lower pricing levels.

•
Subsea Projects segment, which had a $60 million decrease in operating results primarily as a result of charges of $153 million. These charges were principally the result of several vessel impairments in the aggregate amount of $132 million, as market conditions no longer supported the prior valuations for these assets. This is compared with a goodwill impairment of $76 million and long-lived asset write-offs of $5.5 million in 2018.

•
ROV segment, which had relatively flat operating income, including charges of $23 million. These charges were principally asset write-offs and inventory write-downs, largely resulting from impairment and obsolescence.

•	Subsea Products segment, which had a $4.2 million increase in operating income largely resulting from higher revenue from Manufactured Products. 2019 results also included charges of $25 million.

•
Advanced Technologies segment, which had an $8.9 million decrease in operating income, largely resulting from underperformance in our entertainment business due to cost overruns on certain completed projects, postponement in project awards and customer-requested delays in project progression. 2019 results also included charges of $1.6 million.

In 2019 and 2018, we incurred charges of $252 million and $84 million, respectively, primarily due to market conditions that no longer support the prior valuations. Additionally, we recognized other costs as we adapted our geographic footprint and staffing levels to the conditions of the markets we serve, along with asset write-downs relating to the retirement of 30 ROVs from our fleet. Charges for 2019 and 2018 are summarized as follows:

	Year Ended December 31, 2019
(in thousands)	Remotely Operated Vehicles	Subsea Products	Subsea Projects	Asset Integrity	Advanced Tech.	Unallocated Expenses	Total
Charges for the effects of:
Long-lived assets impairments	$—	$—	$142,615	$16,738	$—	$—	$159,353
Long-lived assets write-offs	5,697	18,757	6,091	14,108	—	—	44,653
Inventory write-downs	15,343	3,567	1,586	—	789	—	21,285
Goodwill impairment	—	—	—	14,713	—	—	14,713
Other	2,297	2,650	2,851	3,082	815	56	11,751
Total charges	$23,337	$24,974	$153,143	$48,641	$1,604	$56	$251,755

	Year Ended December 31, 2018
	Remotely Operated Vehicles	Subsea Products	Subsea Projects	Asset Integrity	Advanced Tech.	Unallocated Expenses	Total
Charges for the effects of:
Goodwill impairment	$—	$—	$76,449	$—	$—	$—	$76,449
Long-lived assets write-offs	617	1,531	5,543	—	—	—	7,691
Total charges	$617	$1,531	$81,992	$—	$—	$—	$84,140

In 2019, we invested in the following capital initiatives:

•	$68 million to upgrade our work-class ROVs, including adding 13 ROVs to our fleet;

•	$48 million to add capabilities and maintain current operations in our Subsea Products segment; and

•	$19 million in our Subsea Projects segment, including the completion of the new MSV, Ocean Evolution, which was placed into service during the second quarter of 2019.

We expect our 2020 operating results to improve from 2019, due to our expectations for higher activity and operating margins in each of our segments. Apart from seasonality, we view pricing and margins in the current market to be stable, with increasing opportunities for improvement. We anticipate all our segments will generate improved annual operating results, with the largest increases in profitability occurring in our ROV, Subsea Products and Advanced Technologies segments, in the absence of any need to further write-off our long-lived assets.

We use our ROVs to provide drilling support, vessel-based inspection, maintenance and repair, subsea hardware installation, construction, and pipeline inspection services to customers in the energy industry. Most of our ROVs have historically been used to provide drill support services. Therefore, the contracted number of floating drilling rigs is a leading market indicator for this business. The following table shows average floating rigs under contract and our ROV utilization.

	2019	2018	2017
Average number of floating rigs under contract	154	148	150
ROV days-on-hire (in thousands)	58	52	47
ROV utilization	58%	51%	46%

Demand for floating rigs is the primary leading indicator of the strength of the deepwater market. According to industry data published by IHS Petrodata, excluding rigs under construction, at the end of 2019 there were 235 floating drilling rigs in operation or available for work throughout the world, with 156 of those rigs under contract. The average contracted offshore floating rig count in 2019 increased slightly to approximately 154 rigs.

In addition to floating rig demand, the number of subsea tree orders and installations is another leading indicator, and the primary demand driver for our Subsea Products lines. According to data published by Rystad Energy in December 2019, there are projected to be 359 subsea tree installations in 2020, compared to 300 in 2019, 274 in 2018 and 242 in 2017.

In 2020, we expect interest expense, net of interest income, to be approximately $40 million. We do not anticipate capitalizing interest on any long-lived assets in 2020.

In 2020, our income tax payments, estimated to total $40 million, are expected to relate primarily to taxes incurred in countries that impose tax on the basis of in-country revenue, without regard to the profitability of such operations. At this time, we do not foresee realizing a current-year tax benefit from our projected consolidated pre-tax loss, so any discussion of an estimated effective tax rate would not be meaningful.
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

We apply judgment in the determination and allocation of transaction price to performance obligations, and the subsequent recognition of revenue, based on the facts and circumstances of each contract. We routinely review estimates related to our contracts and, where required, reflect revisions to profitability in earnings immediately. If an element of variable consideration has the potential for a significant future reversal of revenue, we will constrain that variable consideration to a level intended to remove the potential future reversal. If a current estimate of total contract cost indicates an ultimate loss on a contract, we recognize the projected loss in full when we determine it. In prior years, we have recorded adjustments to earnings as a result of revisions to contract estimates; however, we did not have any material adjustments during the twelve months ended December 31, 2019 or 2018. There could be significant adjustments to overall contract costs in the future, due to changes in facts and circumstances.

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
Property and Equipment, Long-lived Intangible Assets and Right-of-Use Operating Lease Assets. We periodically and upon the occurrence of a triggering event review the realizability of our property and equipment, long-lived intangible assets and right-of-use operating lease assets to determine whether any events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. For long-lived assets to be held and used, we base our evaluation on impairment indicators such as the nature of the assets, the future economic benefits of the assets, any historical or future profitability measurements and other external market conditions or factors that may be present. If such impairment indicators are present or other factors exist that indicate that the carrying amount of an asset may not be recoverable, we determine whether an impairment has occurred through the use of an undiscounted cash flows analysis of the asset at the lowest level for which identifiable cash flows exist. If an impairment has occurred, we recognize a loss for the difference between the carrying amount and the fair value of the asset. For assets held for sale or disposal, the fair value of the asset is measured using fair market value less cost to sell. Assets are classified as held-for-sale when we have a plan for disposal of certain assets and those assets meet the held for sale criteria.
Due to market conditions that no longer support the prior valuations, in the fourth quarter of 2019, we determined impairment indicators were present for certain of our long-lived assets, including right-of-use operating lease assets, and that the carrying amounts were not recoverable. As a result, we recorded total pre-tax losses on impairments, write-downs and write-offs of $204 million made up of (1) $143 million impairment for several vessels and Ecosse long-lived assets within our Subsea Projects segment, (2) $17 million impairment for long-lived assets, including right-of-use operating lease assets, in our Asset Integrity segment and (3) $45 million for write-downs and write-offs of certain equipment and intangible assets including asset write-downs relating to the retirement of 30 ROVs, and some of the IWOCs equipment in our Subsea Products segment.
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

In our 2019 annual goodwill evaluation, we performed quantitative assessments for (1) our Subsea Projects reporting unit, due to its fair value being less than carrying value in the prior year, and (2) our Asset Integrity reporting unit, due to deterioration in its business environment. In our quantitative analyses for the Subsea Projects and Asset Integrity reporting units, we estimated the fair values by weighting the results from the income approach and the market approach. These valuation approaches considered a number of factors that included, but are not limited to, prospective financial information, operating margins, growth rates, terminal values, discount rates and comparable multiples of similar companies in our industry and required us to make certain assumptions and estimates regarding industry economic factors and future profitability of our business. Based on these quantitative tests, we determined that the fair value for our Subsea Projects reporting unit exceeded the carrying amount and there was no goodwill impairment. For our Asset Integrity reporting unit, the fair value was less than the carrying value and, as a result, we recorded a pre-tax goodwill impairment loss of $15 million. The goodwill impairment was included as a component of "Income (loss) from operations" in our Consolidated Statement of Operations for the year ended December 31, 2019. For the remaining reporting units, qualitative assessments were performed, and we concluded that it was more likely than not that the fair value of each such reporting unit was more than the carrying value of the reporting unit.
In our 2018 annual goodwill evaluation, we performed a qualitative assessment for our Subsea Projects reporting unit. Due to the protracted downturn in survey and vessel activity, we determined that it was more likely than not that the fair value was less than the carrying value. As a result, we determined that a quantitative assessment was necessary for our Subsea Projects reporting unit. In our quantitative analysis for the Subsea Projects reporting unit, we estimated the fair value by weighting the results from the income approach and the market approach. These valuation approaches considered a number of factors that included, but are not limited to, prospective financial information, operating margins, growth rates, terminal values, discount rates and comparable multiples of similar companies in our industry and required us to make certain assumptions and estimates regarding industry economic factors and future profitability of our business. Based on this quantitative test, we determined that the fair value for Subsea Projects was less than its carrying value and, as a result, we recorded a pre-tax goodwill impairment loss of $76 million in the Subsea Project reporting unit. The goodwill impairment was included as a component of "Income (Loss) From Operations" in our Consolidated Statement of Operations for the year ended December 31, 2018. For the remaining reporting units, qualitative assessments were performed, and we concluded that it was more likely than not that the fair value of each such reporting unit was more than the carrying value of the reporting unit.
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

As further discussed in Note 6—"Income Taxes," in the Notes to Consolidated Financial Statements included in this report, the U.S. tax reform legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act") was enacted on December 22, 2017, and significantly affected how the United States imposes income tax on multinational corporations. In accordance with SEC Staff Accounting Bulletin No. 118 ("SAB No. 118"), we recorded provisional estimates to reflect the effects of the provisions of the Tax Act on our income tax assets and liabilities as of December 31, 2017. We have collected additional information to complete our assessment of the impacts of these changes on our operations and recorded income tax assets and liabilities as of December 31, 2019.
For a summary of our major accounting policies and a discussion of recently adopted accounting standards, please see Note 1—"Summary of Major Accounting Policies" in the Notes to Consolidated Financial Statements included in this report.

Liquidity and Capital Resources

We consider our liquidity and capital resources adequate to support our operations and growth initiatives. As of December 31, 2019, we had working capital of $643 million, including cash and cash equivalents of $374 million. Additionally, we had $500 million available through our revolving credit facility under a credit agreement further described below.

Cash flows for the years ended December 31, 2019, 2018 and 2017 are summarized as follows:

	Year ended December 31,
(in thousands)	2019	2018	2017
Changes in Cash:
Net Cash Provided by Operating Activities	$157,569	$36,567	$136,478
Net Cash Used in Investing Activities	(134,787)	(98,842)	(112,035)
Net Cash Used in Financing Activities	(2,299)	(5,628)	(45,922)
Effect of exchange rates on cash	(1,087)	(8,154)	1,602
Net Increase (Decrease) in Cash and Cash Equivalents	$19,396	$(76,057)	$(19,877)

Operating activities

Our principal source of cash from operating activities is our net income (loss), adjusted for noncash items. Our primary sources and uses of cash flows from operating activities for the years ended December 31, 2019, 2018 and 2017 are as follows:

	Year ended December 31,
(in thousands)	2019	2018	2017
Cash Flows from Operating Activities:
Net income (loss)	$(348,444)	$(212,327)	$166,398
Noncash adjustments:
Depreciation and amortization, including goodwill impairment	263,427	293,590	213,519
Loss on impairment of long-lived assets	159,353	—	—
Deferred income tax provision (benefit)	(12,268)	11,912	(235,013)
Other noncash	28,704	3,405	11,734
Total noncash adjustments	439,216	308,907	(9,760)
Accounts receivable and contract assets	(17,561)	(86,724)	13,144
Inventory	(11,777)	(12,485)	65,502
Current liabilities	76,552	25,968	(81,808)
Other changes	19,583	13,228	(16,998)
Net Cash Provided by Operating Activities	$157,569	$36,567	$136,478
Net cash provided by operating activities for the years ended December 31, 2019, 2018 and 2017 was $158 million, $37 million and $136 million, respectively, was affected by the following:

•
Accounts receivable and contract assets - The decrease in cash related to accounts receivable and contract assets in 2019 and 2018 reflects higher business activity in the fourth quarter of both years due to commencement of new projects, along with timing of project milestones and customer payments. The increase in cash in 2017 was the result of lower revenue and activity in general.

•
Inventory - The decrease in cash related to inventory as of December 31, 2019 and 2018 was primarily due to increases in Manufactured Products' inventory related to increases in backlog. The increase in cash in 2017 was a result of lower revenue and activity in general.

•
Current liabilities - The increase in cash related to changes in current liabilities in 2019 reflected higher business activity in the fourth quarter and primarily the timing of vendor payments for related goods and services. The increase in cash in 2018 reflected timing of vendor payments. The decrease in cash in 2017 was the result of lower revenue and activity in general.

Investing activities
In 2019, we used $135 million in net investing activities, primarily for capital expenditures of $148 million. Our 2019 capital expenditures included $68 million in our ROV segment to upgrade our fleet of work-class ROVs, adding 13 ROVs to our fleet, $48 million in our Subsea Products segment to add capabilities and maintain current operations and $19 million in our Subsea Projects segment, which included completion of the MSV Ocean Evolution, which was placed in service in the second quarter of 2019.
In 2018, we used $99 million in net investing activities. We used $109 million for capital expenditures and $69 million for business acquisitions, totaling $178 million in investments. These investments included $46 million in our ROV segment, $25 million in our Subsea Products segment and $100 million in our Subsea Projects segment, including the acquisition of Ecosse for approximately $68 million. Ecosse builds and operates seabed preparation, route clearance and trenching tools for submarine cables and pipelines on an integrated basis that includes vessels, ROVs and survey services.  Enabling technologies acquired in the transaction include Ecosse's modular seabed system, capable of completing the entire trenching work scope (route preparation, boulder clearance, trenching and backfill), and its newly developed trenching system. These systems primarily serve the shallow water offshore renewables market. We also received $70 million of proceeds from maturities and redemptions of Angolan bonds and $15 million of proceeds from the sale of a cost method investment, partially offset by the use of $10 million for the purchase of Angolan central bank bonds indexed to the U.S. dollar.
In 2017, we used a net of $112 million in investing activities, primarily for capital expenditures of $105 million including $40 million in our ROV segment, $28 million in our Subsea Products segment and $30 million in our Subsea Projects segment. Additionally, we used $11 million to purchase Angolan central bank bonds indexed to the U.S. dollar.

For 2020, we expect our capital expenditures to be in the range of $75 million to $105 million, exclusive of business acquisitions. This includes approximately $40 million to $50 million of maintenance capital expenditures and $35 million to $55 million of growth capital expenditures. We have significantly reduced our planned capital expenditures for 2020, as compared to 2019, and expect this reduction to be a major contributor to our ability to generate significant free cash flow in 2020.
Our capital expenditures during 2019, 2018 and 2017 included $68 million, $46 million and $40 million, respectively, in our ROV segment, principally for upgrades to our ROV fleet and to replace certain units we retired. We currently plan to add new ROVs only to meet contractual commitments. We added 13, six and seven ROVs to our fleet and retired 38, 10 and eight units during 2019, 2018 and 2017, respectively, resulting in a total of 250 work-class systems in our fleet as of December 31, 2019. Over the past three years, we retired a greater number of ROVs than we have added due to market conditions and outlook.

We previously had several deepwater vessels under long-term charter. The last of our long-term charters expired in March 2018. With the current market conditions, our philosophy is to attempt to charter vessels for specific projects on a back-to-back basis or short-term time charter party arrangements with the vessel owners. This generally minimizes our contract exposure by closely matching our obligations with our revenue.

We placed our new-build, Jones Act-compliant, MSV Ocean Evolution into service during the second quarter of 2019. The Ocean Evolution is U.S.-flagged and documented with a coastwise endorsement by the U.S. Coast Guard. The vessel has an overall length of 353 feet, a Class 2 dynamic positioning system, accommodations for 110 personnel, a helideck, a 250-ton active heave-compensated crane, a working moonpool, and two of our high specification 4,000 meter work-class ROVs. The vessel is also equipped with a satellite communications system capable of transmitting streaming video for real-time work observation by shore-based personnel. The vessel is being used to augment our ability to provide subsea intervention services in the U.S. Gulf of Mexico. These services are required to perform inspection, maintenance and repair projects and hardware installations. Due to market conditions that no longer support the prior valuation for this asset, in the fourth quarter of 2019, we determined that the carrying amount of the Ocean Evolution exceeded the fair value and recorded impairment expense of $101 million.

In 2010, we acquired a vessel, which we renamed the Ocean Patriot, and converted it to a dynamically positioned saturation diving and ROV service vessel. We installed a 12-man saturation ("SAT") diving system and one work-class ROV on the vessel, and we placed the vessel into service in December 2011. Due to market conditions that no longer support the prior valuation for this asset, in the fourth quarter of 2019, we determined that the carrying amount of the Ocean Patriot exceeded the fair value and recorded impairment expense of $31 million.

Financing activities

In 2019, we used $2.3 million in financing activities. In 2018, we used $5.6 million in financing activities, with $300 million for a repayment of the term loan facility, substantially offset by $296 million of the proceeds received from the issuance of the 2028 Senior Notes, net of issuance costs. In 2017, we used $46 million in financing activities, primarily for the $44 million of cash dividends we paid.

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

We may redeem some or all of the 2024 Senior Notes and 2028 Senior Notes (collectively, the "Senior Notes") at specified redemption prices.

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

The Credit Agreement contains various covenants that we believe are customary for agreements of this nature, including, but not limited to, restrictions on our ability and the ability of each of our subsidiaries to incur debt, grant liens, make certain investments, make distributions, merge or consolidate, sell assets and enter into certain restrictive agreements. We are also subject to a maximum adjusted total Capitalization Ratio (as defined in the Credit Agreement) of 55%. The Credit Agreement includes customary events of default and associated remedies. As of December 31, 2019, we were in compliance with all the covenants set forth in the Credit Agreement.

We have two interest rate swaps in place on a total of $200 million of the 2024 Senior Notes for the period to November 2024. See Note 9—"Commitments and Contingencies" in the Notes to Consolidated Financial Statements included in this report for a description of these interest rate swaps.

We incurred $6.9 million and $4.2 million of issuance costs related to the 2024 Senior Notes and the 2028 Senior Notes, respectively, and $3.0 million of new loan costs, including costs of the amendments prior to Amendment No. 4, related to the Credit Agreement. The costs, net of accumulated amortization, are included as a reduction of Long-term debt in our Consolidated Balance Sheet, as it pertains to the Senior Notes, and in other non-current assets as it pertains to the Credit Agreement. We are amortizing these costs to Interest expense through the maturity date for the Senior Notes and to January 2023 for the Credit Agreement.

Our maximum outstanding indebtedness during 2019 under the Credit Agreement and the Senior Notes was $800 million, and our total interest costs, including commitment fees, were $46 million.

We have not guaranteed any debt not reflected on our Consolidated Balance Sheets as of December 31, 2019 and 2018, and we do not have any off-balance-sheet arrangements, as defined by SEC rules.

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
As of December 31, 2019, we retained 11.9 million of the shares we had repurchased through this and a prior program. We expect to hold the shares repurchased for future use.
Because of our significant foreign operations, we are exposed to currency fluctuations and exchange rate risks. We generally minimize these risks primarily through matching, to the extent possible, revenue and expense in the various currencies in which we operate. Cumulative translation adjustments as of December 31, 2019 relate primarily to our net investments in, including long-term loans to, our foreign subsidiaries. A stronger U.S. dollar against the U.K. pound sterling, Norwegian kroner and Brazilian real could result in lower operating income. See Item 7A—"Quantitative and Qualitative Disclosures About Market Risk."
Results of Operations
Additional information on our business segments is shown in Note 10—"Operations by Business Segment and Geographic Area" in the Notes to Consolidated Financial Statements included in this report.
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

	Year ended December 31,
(dollars in thousands)	2019	2018	2017
Remotely Operated Vehicles
Revenue	$449,830	$394,801	$393,655
Gross Margin	37,961	32,652	50,937
Gross Margin %	8%	8%	13%
Operating Income (Loss)	1,591	1,641	22,366
Operating Income (Loss)%	—%	—%	6%
Days available	100,480	101,464	101,951
Days utilized	58,347	52,084	47,282
Utilization %	58%	51%	46%
Subsea Products
Revenue	602,249	515,000	625,513
Gross Margin	65,901	59,984	97,086
Gross Margin %	11%	12%	16%
Operating Income (Loss)	9,831	5,614	45,539
Operating Income (Loss)%	2%	1%	7%
Backlog at end of period	630,000	332,000	276,000
Subsea Projects
Revenue	327,556	329,163	291,993
Gross Margin	21,264	9,596	25,021
Gross Margin %	6%	3%	9%
Operating Income (Loss)	(145,712)	(86,008)	10,279
Operating Income (Loss)%	(44)%	(26)%	4%
Asset Integrity
Revenue	242,954	253,886	236,778
Gross Margin	11,101	34,995	37,382
Gross Margin %	5%	14%	16%
Operating Income (Loss)	(53,387)	8,660	11,231
Operating Income (Loss)%	(22)%	3%	5%
Total Energy Services and Products
Revenue	$1,622,589	$1,492,850	$1,547,939
Gross Margin	136,227	137,227	210,426
Gross Margin %	8%	9%	14%
Operating Income (Loss)	(187,677)	(70,093)	89,415
Operating Income (Loss)%	(12)%	(5)%	6%

Historically, we built new ROVs to increase the size of our fleet in response to demand to support deepwater drilling and vessel-based inspection, maintenance and repair ("IMR") and installation work. These vehicles are designed for use around the world in water depths of 10,000 feet or more. In 2015, as a result of declining market conditions, we began building fewer ROVs, generally limiting additions to meet contractual commitments. We added 13, six and seven ROVs in 2019, 2018 and 2017, respectively, while retiring 56 units over the three-year period. Our ROV fleet size was 250 as of December 31, 2019, 275 as of December 31, 2018 and 279 as of December 31, 2017. We have decreased our ROV fleet size since 2015 in response to lower market demand.

For the year ended December 31, 2019, our ROV operating income was relatively flat compared to 2018. We generated higher revenue, due to a 12% increase in days-on-hire and year-over-year increases in both drill support and vessel support days. Both dayrates and costs per days-on-hire increased slightly on increased utilization. The operational benefits of this increased activity were offset by $23 million of charges for write-downs and write-offs of certain equipment, intangible assets, inventory, and other expenses.

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

For ROVs in 2020, we expect improved results based on increased days-on-hire in both drill support and vessel-based services, minor shifts in geographic mix and generally stable pricing. We project fewer installations and demobilizations in 2020, which should result in lower operating costs as compared to 2019. Our overall ROV fleet utilization is expected to be in the high 60% to low 70% range for the full year 2020. We expect to generally sustain our ROV market share in the 60% range for drill support.

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

	Year ended December 31,
	2019	2018	2017
Manufactured Products	62%	55%	64%

Service and Rental	38%	45%	36%

For the year ended December 31, 2019, our Subsea Products operating results increased, due to higher revenue primarily from our Manufactured Products business unit as compared to 2018, as a result of an increase in subsea umbilical and hardware awards and related throughput. Operating income also benefited from significantly better execution from our Service and Rental business unit. These improvements were partially offset by $25 million of charges for write-downs and write-offs of certain equipment, intangible assets and inventory, and other expenses primarily for the Service and Rental business unit.

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
We anticipate our Subsea Products segment operating income in 2020 to improve as a result of securing good order intake in 2019 and anticipated awards in early 2020, which is expected to drive increased throughput within our Manufactured Products business unit and higher activity levels and contribution from the Services and Rental business unit. With increased overall activity and better absorption of fixed costs, we anticipate that our operating income margin will improve slightly and average in the mid-single digit range for the year. Our Subsea Products backlog was $630 million as of December 31, 2019, a $298 million, or 90%, increase over December 31, 2018.

Our Subsea Projects operating results for the year ended December 31, 2019 decreased on slightly lower revenue as compared to 2018. 2019 results included charges of $153 million for vessel and intangible impairments, write-downs and write-offs of certain equipment and inventory, and other expenses. This segment's 2018 results included charges of $82 million related to goodwill impairment and write-offs of obsolete equipment and intangible assets associated with exiting the land survey business.

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

In 2020, operating results for our Subsea Projects segment are expected to improve slightly, primarily due to lower depreciation as compared to 2019. Vessel dayrates remain competitive but stable and we expect to see opportunities for pricing improvements during periods of higher activity. This segment has the highest amount of speculative work contained within our guidance. The MSV Ocean Evolution has experienced reasonable levels of demand given the current market conditions, since it was added to our fleet in the second quarter of 2019. Currently, it has a good amount of project backlog through the first quarter of 2020, albeit at much lower dayrates than we originally expected. We continue to complement our fleet with charters of third-party vessels, which give us the ability to react to changing market conditions.

For the year ended December 31, 2019, compared to 2018, Asset Integrity's operating income was lower, due to reduced revenue, lower pricing for inspection services and charges of $49 million for asset impairments, write-downs and write-offs of certain equipment, intangible assets and inventory, and other expenses.

For the year ended December 31, 2018, compared to 2017, Asset Integrity's operating income decreased due to lower contract pricing for the purpose of contracts retention.
We anticipate our 2020 operating results for Asset Integrity to improve on relatively flat revenues as compared to 2019, as contract pricing remains extremely competitive. We expect the benefits from cost control measures implemented in late 2019 and early 2020 should be realized beginning in the second quarter of 2020.
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

Revenue, gross margin and operating income information for our Advanced Technologies segment are as follows:

	Year ended December 31,
(dollars in thousands)	2019	2018	2017
Revenue	$425,535	$416,632	$373,568
Gross Margin	50,401	58,959	44,421
Gross Margin %	12%	14%	12%
Operating Income	25,068	33,920	22,039
Operating Income %	6%	8%	6%

The following table presents revenue from government and commercial, as their respective percentages of total Advanced Technologies revenue:

	Year ended December 31,
	2019	2018	2017
Government	75%	67%	74%

Commercial	25%	33%	26%

For the year ended December 31, 2019, compared to 2018, our Advanced Technologies segment operating income decreased on higher revenue. Commercial revenue and operating income results were lower, primarily due to execution issues, and customer driven project delays and cancellations within our entertainment business. The Government business unit operating results were relatively flat on higher revenue.

For the year ended December 31, 2018, compared to 2017, our Advanced Technologies segment achieved record operating income, due to steady growth in our government business and a significant increase in activity in our commercial business, specifically entertainment.

We project our Advanced Technologies operating results in 2020 to increase on higher revenues, with operating margins expected to be in the high-single-digit range for the year. We expect a modest improvement in operating results within our government-related units and operating improvement within our commercial units on improved execution and expected project awards and progression. However, as evidenced over the past several years, the impacts from timing of project awards and customer delays can lead to variability in quarterly results. We are currently monitoring the impact to ongoing and anticipated projects in China, due to the coronavirus situation.

Unallocated Expenses. Our Unallocated Expenses, (i.e., those not associated with a specific business segment), within gross margin consist of expenses related to our incentive and deferred compensation plans, including restricted stock units, performance units and bonuses, as well as other general expenses. Our Unallocated Expenses within operating expenses consist of those expenses within gross margin plus general and administrative expenses related to corporate functions.

The following table sets forth our Unallocated Expenses for the periods indicated:

	Year ended December 31,
(dollars in thousands)	2019	2018	2017
Gross margin expenses	$(88,384)	$(66,960)	$(60,237)
% of revenue	4%	4%	3%
Operating expenses	(128,104)	(109,309)	(100,798)
% of revenue	6%	6%	5%
Our unallocated expenses for the year ended December 31, 2019 increased compared to 2018, primarily due to higher 2019 expenses related to both short- and long-term performance based incentive compensation expense.
Our unallocated expenses for the year ended December 31, 2018 increased compared to 2017, primarily due to higher expenses related to information technology and both short- and long-term performance based incentive compensation expense.
We anticipate Unallocated Expenses in 2020 to increase to an average of $35 million per quarter, as we expect full accrual rates for projected short- and long-term performance-based incentive compensation expense, as compared to 2019.
Other. The following table sets forth our significant financial statement items below the income (loss) from operations line:

	Year ended December 31,
(dollars in thousands)	2019	2018	2017
Interest income	$7,893	$9,962	$7,355
Interest expense, net of amounts capitalized	(42,711)	(37,742)	(27,817)
Equity earnings (loss) of unconsolidated affiliates	1,331	(3,783)	(1,983)
Other income (expense), net	(6,621)	(8,788)	(6,055)
Provision (benefit) for income taxes	17,623	26,494	(184,242)

Interest income for the year ended December 31, 2019 decreased as compared to 2018, primarily due to lower amounts held in Angolan bonds in 2019. Interest income for the year ended December 31, 2018 increased as compared to 2017, due to an increase in the short-term interest rates received on our cash equivalents in the United States.

Interest expense increased for the year ended December 31, 2019 compared to 2018, due to a decrease in our capitalized interest. Interest expense increased for the year ended December 31, 2018 compared to 2017 due to higher interest rate from the 2028 Senior Notes issued in February 2018 replacing our Term Loan and higher interest rates from our interest rate swaps, partially offset by an increase in our capitalized interest. We capitalized $3.4 million, $7.3 million and $4.6 million of interest in 2019, 2018 and 2017, respectively, associated with the new-build vessel, the Ocean Evolution, described under "Liquidity and Capital Resources" above.

In addition to interest on borrowings, interest expense includes amortization of loan costs, fees for lender commitments under our revolving credit agreement and fees for standby letters of credit and bank guarantees that banks issue on our behalf for performance bonds, bid bonds and self-insurance requirements.

In 2020, we expect interest expense, net of interest income, to be approximately $40 million. We do not anticipate capitalizing interest on any long-lived assets in 2020.

Included in other income (expense), net are foreign currency transaction losses of $6.3 million, $18.0 million and $5.2 million for 2019, 2018 and 2017, respectively. The losses in 2019 and 2018 primarily related to Angola, which devalued its currency by 55% and 46% in 2019 and 2018, respectively. We did not incur significant currency transaction losses in any one currency in 2017. We could incur further foreign currency exchange losses in Angolan kwanza and other currencies, if currency devaluations occur.
In 2018, other income (expense), net also included a pre-tax gain of $9.3 million resulting from the sale of our cost method investment in ASV Global, LLC in September 2018. The total consideration from the sale was $15 million, which is subject to final working capital adjustments and customary holdbacks.
On December 22, 2017, the Tax Act was enacted, most notably reducing the U.S. corporate income tax rate from 35% to 21% effective January 1, 2018, and creating a quasi-territorial tax system with a one-time mandatory transition tax on applicable previously-deferred earnings of foreign subsidiaries. In 2017, as a result of the Tax Act, we estimated and recorded a $189 million noncash benefit in the fourth quarter of 2017, making the effective tax rate for 2017 not meaningful. Various components of the Tax Act contributed to the $189 million noncash benefit. As of December 31, 2017, we remeasured our deferred tax assets and liabilities to reflect the reduction in the U.S. corporate income tax rate from 35% to 21%, resulting in a provisional $23 million decrease in income tax expense for the year ended December 31, 2017. Prior to enactment, we provided deferred tax liabilities associated with certain unrepatriated earnings that will now be subject to tax-free repatriation. In 2018, based on regulations issued by the U.S. Department of the Treasury and additional accounting analysis, we reflected the effects of the Tax Act in our financial statements to include the tax impact of $8.8 million related to the one-time mandatory transition tax. In 2019, we identified additional available business credits, which are reflected in our 2018 income tax return as filed, thereby reducing the effects of the Tax Act in our financial statements by $8.2 million, for a total liability of $0.6 million. As regulatory guidance continues to be issued by the U.S. tax authorities, any difference in the interpretation of the Tax Act resulting from final or newly issued regulations will be recorded in the period that current or future proposed regulations become law. The transition tax and resulting quasi-territorial type tax regime impacts the utilization of our remaining foreign tax credits, resulting in a valuation allowance of $27 million against such deferred tax assets.
During 2019, we determined it was more likely than not that we would not be able to utilize our remaining unvalued deferred tax assets. In accordance with applicable accounting standards, we recorded an increase in income tax expense of $74 million related to the establishment of a valuation allowance on those deferred tax assets.
In 2020, our income tax payments, estimated to total $40 million, are expected to relate primarily to taxes incurred in countries that impose tax on the basis of in-country revenue, without regard to the profitability of such operations. At this time, we do not foresee realizing a current-year tax benefit from our projected consolidated pre-tax loss, so any discussion of an estimated effective tax rate would not be meaningful.

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements, as defined by SEC rules.
Contractual Obligations
As of December 31, 2019, we had payments due under contractual obligations as follows:

(dollars in thousands)	Payments due by period
	Total	2020	2021-2022	2023-2024	After 2024
Long-term Debt	$800,000	$—	$—	$500,000	$300,000
Operating Lease Liabilities	251,412	30,573	54,678	40,971	125,190
Purchase Obligations	328,882	324,662	4,186	1	33
Other Long-term Obligations reflected on our Balance Sheet under U.S. GAAP	49,778	872	173	219	48,514
TOTAL	$1,430,072	$356,107	$59,037	$541,191	$473,737

In 2001, we entered into an agreement with our Chairman of the Board of Directors (the "Chairman") who was also then our Chief Executive Officer. That agreement was amended in 2006 and in 2008. Pursuant to the amended agreement, the Chairman relinquished his position as Chief Executive Officer in May 2006 and began his post-employment service period on December 31, 2006, which continued through August 15, 2011, during which service period the Chairman, acting as an independent contractor, agreed to serve as nonexecutive Chairman of our Board of Directors. The agreement provides the Chairman with post-employment benefits for ten years following August 15, 2011. The agreement also provides for medical coverage on an after-tax basis to the Chairman, his spouse and children for their lives. We recognized the net present value of the post-employment benefits over the expected service period. Our total accrued liabilities, current and long-term, under this post-employment benefit were $2.5 million and $3.2 million as of December 31, 2019 and 2018, respectively.
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
We are currently exposed to certain market risks arising from transactions we have entered into in the normal course of business. These risks relate to interest rate changes and fluctuations in foreign exchange rates. Except for our exposure in Angola, we do not believe these risks are material. We have not entered into any market risk sensitive instruments for speculative or trading purposes. When we have a significant amount of borrowings, we typically manage our exposure to interest rate changes through the use of a combination of fixed- and floating-rate debt. See Note 9—"Commitments and Contingencies" in the Notes to Consolidated Financial Statements included in this report for a description of our revolving credit facility and interest rates on our borrowings. We have two interest rate swaps in place on a total of $200 million of the 2024 Senior Notes for the period to November 2024. See Note 8—"Debt" in the Notes to Consolidated Financial Statements included in this report for a description of these interest rate swaps. We believe significant interest rate changes would not have a material near-term impact on our future earnings or cash flows.
Because we operate in various regions in the world, we conduct a portion of our business in currencies other than the U.S. dollar. The functional currency for most of our international operations is the applicable local currency. A stronger U.S. dollar against the U.K. pound sterling, the Norwegian kroner and the Brazilian real could result in lower operating income. We manage our exposure to changes in foreign exchange rates principally through arranging compensation in U.S. dollars or freely convertible currency and, to the extent possible, by limiting compensation received in other currencies to amounts necessary to meet obligations denominated in those currencies. We use the exchange rates in effect as of the balance sheet date to translate assets and liabilities when the functional currency is the local currency, resulting in translation adjustments that we reflect as accumulated other comprehensive income or loss in the equity section of our Consolidated Balance Sheets. We recorded net adjustments of $5.3 million, $(47) million and $11 million to our equity accounts in 2019, 2018 and 2017, respectively. Negative adjustments reflect the net impact of the strengthening of the U.S. dollar against various foreign currencies for locations where the functional currency is not the U.S. dollar. Conversely, positive adjustments reflect the effect of a weakening U.S. dollar.
We recorded foreign currency transaction losses of $6.3 million, $18 million and $5.2 million for 2019, 2018 and 2017, respectively. Those losses are included in other income (expense), net in our Consolidated Statements of Operations in those respective periods. Since the second quarter of 2015, the exchange rate for the Angolan kwanza relative to the U.S. dollar generally has been declining, with the exception of the exchange rate being relatively stable during 2017. As our functional currency in Angola is the U.S. dollar, we recorded foreign currency transaction losses related to the kwanza of $4.8 million, $19 million and $0.1 million in 2019, 2018 and 2017, respectively. The currency transaction losses in Angola are related primarily to the remeasurement of our Angolan kwanza cash balances to U.S. dollars. Angola devalued its currency by 55% and 46% in 2019 and 2018, respectively. Any conversion of cash balances from kwanza to U.S. dollars is controlled by the central bank in Angola, and the central bank slowed this process from mid-2015 to 2017, causing our kwanza cash balances to increase during that period of time. However, beginning in 2018, the Angolan central bank has allowed us to repatriate cash from Angola. During 2019 and 2018, we were able to repatriate $5.5 million and $74 million, respectively, of cash from Angola.
As of December 31, 2019 and December 31, 2018, we had the equivalent of approximately $6.2 million and $9.3 million of kwanza cash balances, respectively, in Angola, reflected on our Consolidated Balance Sheets.
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
We estimated the fair market value of the Angolan bonds to be $10 million as of December 31, 2019 using quoted market prices. Since the market for the Angolan bonds is not an active market, the fair value of the Angolan bonds is classified within Level 2 in the fair value hierarchy under U.S. GAAP.

As of December 31, 2018, we classified $10 million of bonds due to mature in 2023 as other current assets on our Consolidated Balance Sheet, because we intend to sell these bonds to meet the needs of current operations in Angola.

Item 8.	Financial Statements and Supplementary Data.
In this report, our consolidated financial statements and supplementary data appear following the signature page to this report and are incorporated into this item by reference.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

Item 9A.	Controls and Procedures.
Disclosure Controls and Procedures
In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2019 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.
Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Under the supervision and with the participation of our management, including our principal executive, financial and accounting officers, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). This evaluation included a review of the documentation surrounding our financial reporting controls, an evaluation of the design effectiveness of these controls, testing of the operating effectiveness of these controls and an evaluation of our overall control environment. Based on that evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2019.
Ernst & Young LLP, the independent registered public accounting firm that audited our financial statements, has audited our internal control over financial reporting, as stated in their report that follows.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Oceaneering International, Inc.

Opinion on Internal Control over Financial Reporting
We have audited Oceaneering International, Inc. and subsidiaries internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Oceaneering International, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and our report dated February 27, 2020, expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
February 27, 2020

Item 9B.    Other Information.
None.
Part III

Item 10.	Directors, Executive Officers and Corporate Governance.
The information with respect to the directors and nominees for election to our Board of Directors is incorporated by reference from the section "Election of Directors" in our definitive proxy statement to be filed on or before April 29, 2020, relating to our 2020 Annual Meeting of Shareholders.
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
3.    Exhibits:

Exhibit Index

			Registration or File Number	Form of Report	Report Date	Exhibit Number
*	3.01	Restated Certificate of Incorporation	1-10945	10-K	Dec. 2000	3.01
*	3.02	Certificate of Amendment to Restated Certificate of Incorporation	1-10945	8-K	May 2008	3.1
*	3.03	Certificate of Amendment to Restated Certificate of Incorporation	1-10945	8-K	May 2014	3.1
*	3.04	Amended and Restated Bylaws	1-10945	8-K	Aug. 2015	3.1
	4.01	Description of Common Stock
*	4.02	Specimen of Common Stock Certificate	1-10945	10-Q	Sep. 2018	4.3
*	4.03	Credit Agreement, dated as of October 27, 2014, by and among Oceaneering International, Inc., Wells Fargo Bank, National Association, as administrative agent and swing line lender, and certain lenders party thereto	1-10945	8-K	Oct. 2014	4.1
*	4.04	Agreement and Amendment No. 1 to Credit Agreement	1-10945	8-K	Nov. 2015	4.1
*	4.05	Agreement and Amendment No. 2 to Credit Agreement	1-10945	8-K	Nov. 2016	4.1
*	4.06	Agreement and Amendment No. 3 to Credit Agreement	1-10945	8-K	June 2017	4.1
*	4.07	Agreement and Amendment No. 4 to Credit Agreement	1-10945	8-K	Feb. 2018	4.1
*	4.08	Indenture dated, November 21, 2014, between Oceaneering International, Inc. and Wells Fargo Bank, National Association, as Trustee, relating to senior debt securities of Oceaneering International, Inc.	1-10945	8-K	Nov. 2014	4.1

*	4.09		First Supplemental Indenture, dated November 21, 2014, between Oceaneering International, Inc. and Wells Fargo Bank, National Association, as Trustee, providing for the issuance of Oceaneering International, Inc.’s 4.650% Senior Notes due 2024 (including Form of Notes)	1-10945	8-K	Nov. 2014	4.2
*	4.10		Second Supplemental Indenture, dated February 6, 2018, between Oceaneering International, Inc. and Wells Fargo Bank, National Association, as Trustee, providing for the issuance of Oceaneering International, Inc.'s 6.000% Senior Notes due 2028 (including Form of Notes)	1-10945	8-K	Feb. 2018	4.2
We and certain of our consolidated subsidiaries are parties to debt instruments under which the total amount of securities authorized does not exceed 10% of our total consolidated assets. Pursuant to paragraph 4(iii)(A) of Item 601(b) of Regulation S-K, we agree to furnish a copy of those instruments to the Securities and Exchange Commission on request.

*	10.01	+	Amended and Restated Service Agreement dated as of December 21, 2006 between Oceaneering and John R. Huff	1-10945	8-K	Dec. 2006	10.1
*	10.02	+	Modification to Service Agreement dated as of December 21, 2006 between Oceaneering and John R. Huff	1-10945	8-K	Dec. 2008	10.9
*	10.03	+	Trust Agreement dated as of May 12, 2006 between Oceaneering and United Trust Company, National Association (the "Huff Trust Agreement")	1-10945	8-K	May 2006	10.2
*	10.04	+	First Amendment to Huff Trust Agreement dated as of May 12, 2006 between Oceaneering International, Inc. and Bank of America National Association, as successor trustee	1-10945	8-K	Dec. 2008	10.10
*	10.05	+	Second Amendment to Huff Trust Agreement dated as of May 12, 2006 between Oceaneering International, Inc. and Evercore Trust Company, National Association, as successor trustee	1-10945	10-K	Dec. 2018	10.33
*	10.06	+	Third Amendment to Huff Trust Agreement dated as of May 12, 2006 between Oceaneering International, Inc. and Newport Trust Company, as successor trustee	1-10945	10-K	Dec. 2018	10.34
*	10.07	+	Oceaneering International, Inc. Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2009	1-10945	8-K	Dec. 2008	10.5
*	10.08	+	Amended and Restated Oceaneering International, Inc. Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2000 (for Internal Revenue Code Section 409A-grandfathered benefits)	1-10945	8-K	Dec. 2008	10.6
*	10.09	+	Form of Change-of-Control Agreement and Annex for Roderick A. Larson	1-10945	8-K	Aug. 2015	10.3
*	10.10	+	Form of Change-of-Control Agreement	1-10945	8-K	May 2011	10.5
*	10.11	+	Form of Indemnification Agreement	1-10945	8-K	May 2011	10.4
*	10.12	+	Second Amended and Restated 2010 Incentive Plan	1-10945	DEF 14A	Mar. 2017	Appendix A
*	10.13	+	Form of 2017 Performance Unit Agreement, including 2017 Performance Award: Goals and Measures	1-10945	8-K	Feb. 2017	10.1
*	10.14	+	Supplemental 2017 Performance Unit Agreement for Mr. Larson	1-10945	8-K	May 2017	10.1
*	10.15	+	Form of 2018 Performance Unit Agreement, including 2018 Performance Award: Goals and Measures	1-10945	8-K	Mar. 2018	10.1

*	10.16	+	Oceaneering International, Inc. Retirement Investment Plan, amended and restated with effective January 1, 2019	1-10945	10-K	Dec. 2018	10.31
*	10.17	+	Oceaneering Retirement Investment Plan Trust Agreement with Fidelity Management Trust Company effective January 1, 2019	1-10945	10-K	Dec. 2018	10.35
*	10.18	+	Change of Control Plan and Form of Participation Agreement	1-10945	10-K	Dec. 2018	10.32
*	10.19	+	Form of 2019 Performance Unit Agreement	1-10945	8-K	Mar. 2019	10.1
*	10.20	+	Form of 2019 Restricted Stock Unit Agreement	1-10945	8-K	Mar. 2019	10.2
*	10.21	+	Form of 2019 Nonemployee Director Restricted Stock Agreement	1-10945	8-K	Mar. 2019	10.3
*	10.22	+	2019 Annual Cash Bonus Award Program Summary	1-10945	8-K	Mar. 2019	10.4
*	10.23	+	Employment Agreement for Mr. Davison	1-10945	10-Q	Jun. 2019	10.1
*	10.24	+	2019 Performance Unit Agreement for Mr. Davison	1-10945	10-Q	Jun. 2019	10.2
*	10.25	+	2019 Restricted Stock Unit Agreement for Mr. Davison	1-10945	10-Q	Jun. 2019	10.3
*	10.26	+	Special Restricted Stock Unit Agreement for Mr. Davison	1-10945	10-Q	Jun. 2019	10.4
*	10.27	+	Retention and Severance Payments Agreement for Mr. Davison	1-10945	10-Q	Jun. 2019	10.5
*	10.28	+	Amended and Restated 2019 Annual Cash Bonus Award Program Summary	1-10945	10-Q	Sep. 2019	10.6
	21.01		Subsidiaries of Oceaneering
	23.01		Consent of Independent Registered Public Accounting Firm
	31.01		Rule 13a – 14(a)/15d – 14(a) certification of principal executive officer
	31.02		Rule 13a – 14(a)/15d – 14(a) certification of principal financial officer
	32.01		Section 1350 certification of principal executive officer
	32.02		Section 1350 certification of principal financial officer
	101.INS		Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
	101.SCH		Inline XBRL Taxonomy Extension Schema Document
	101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document
	101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document
	101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document
	101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document
	104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

	*		Exhibit previously filed with the Securities and Exchange Commission, as indicated, and incorporated herein by reference.
	+		Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OCEANEERING INTERNATIONAL, INC.

Date:	February 27, 2020	By:	/S/ RODERICK A.LARSON
Roderick A. Larson
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/S/ RODERICK A. LARSON	Chief Executive Officer and Director	February 27, 2020
Roderick A. Larson	(Principal Executive Officer)

/S/ ALAN R. CURTIS	Senior Vice President and Chief Financial Officer	February 27, 2020
Alan R. Curtis	(Principal Financial Officer)

/S/ WITLAND J. LEBLANC, JR.	Vice President and Chief Accounting Officer	February 27, 2020
Witland J. LeBlanc, Jr.	(Principal Accounting Officer)

/S/ JOHN R. HUFF	Chairman of the Board	February 27, 2020
John R. Huff

/S/ WILLIAM B. BERRY	Director	February 27, 2020
William B. Berry

/S/ T. JAY COLLINS	Director	February 27, 2020
T. Jay Collins

/S/ DEANNA L. GOODWIN	Director	February 27, 2020
Deanna L. Goodwin

/S/ M. KEVIN MCEVOY	Director	February 27, 2020
M. Kevin McEvoy

/S/ PAUL B. MURPHY, JR.	Director	February 27, 2020
Paul B. Murphy, Jr.

/S/ JON ERIK REINHARDSEN	Director	February 27, 2020
Jon Erik Reinhardsen

/S/ STEVEN A. WEBSTER	Director	February 27, 2020
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
Accounting Standards Update
Revenue
Leases
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Oceaneering International, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Oceaneering International, Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2020, expressed an unqualified opinion thereon.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Goodwill of the Asset Integrity Reporting Unit

Description of the Matter
At December 31, 2019, the Company’s goodwill was $405 million of which $128 million related to the Asset Integrity reporting unit. As discussed in Note 1 and 10, the Company recorded an impairment loss of $15 million on the goodwill related to the Asset Integrity reporting unit as part of their annual assessment process. The Company’s goodwill is initially assigned to its reporting units as of the acquisition date.

Auditing management’s annual goodwill impairment test was complex and highly judgmental due to the significant estimation required in determining the fair value of the reporting units. In particular, the fair value estimate of the Asset Integrity reporting unit was sensitive to significant assumptions such as the weighted average cost of capital, revenue growth rate, operating margin, and terminal value, many of which are affected by expectations about future market or economic conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s goodwill impairment review process, including controls over management’s review of the significant assumptions described above.

To test the estimated fair value of the Company’s Asset Integrity reporting unit, we performed audit procedures that included, among others, assessing the appropriateness of the valuation methodologies utilized and testing key assumptions discussed above and the underlying data used by the Company in its analysis. We involved a valuation specialist to assist in our evaluation of the Company's model, valuation methodology and significant assumptions. We compared the significant assumptions used by management to current industry and economic trends, including offshore activity, historical results and other relevant factors. We assessed the historical accuracy of management’s estimates and performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the Asset Integrity reporting unit that would result from changes in the assumptions.

In addition, we tested management’s reconciliation of the fair value of all reporting units to the market capitalization of the Company.

Valuation of the long-lived assets of the Deepwater and Shallow-water asset groups

Description of the Matter
As discussed in Note 1 and 10 to the consolidated financial statements, the Company recorded an impairment loss on certain long-lived assets of its Deepwater and Shallow-water asset groups. The Company identified impairment indicators related to these asset groups due to the overall and expected performance of these assets during the period. As a result, at December 31, 2019, the Company evaluated its long-lived assets in its Deepwater and Shallow-water asset groups for recoverability and determined that the assets were not recoverable and were impaired. As a result, the Company recognized a $132 million impairment loss, which is the amount by which the carrying value exceeded the estimated fair value of these assets.
Auditing the Company's impairment measurement involved a high degree of subjectivity as estimates underlying the determination of fair value were based in part on assumptions of economic obsolescence and replacement costs of the assets.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company's processes to determine the fair value of the asset groups and measure the long-lived asset impairment. This included controls over management's review of the significant assumptions underlying the fair value determination.
To test the estimated fair value of the Company’s Deepwater and Shallow-water asset groups, we performed audit procedures that included, among others, assessing the appropriateness of the valuation methodologies utilized and testing the key assumptions discussed above and the underlying data used by the Company in its analysis. We involved a valuation specialist to assist in our evaluation of the Company's model, valuation methodology and significant assumptions. We reviewed for contrary evidence related to the determination of the fair value of the asset groups, including reviewing relevant market data and internal Company forecasts.

Revenues recognized over-time utilizing cost to cost inputs

Description of the Matter
For the year ended December 31, 2019, the Company recognized 21% of its revenues utilizing the cost to cost input method. As discussed in Note 1 of the financial statements, the Company generally recognizes estimated contract revenue on fixed-price projects based on costs incurred to date as a percentage of total estimated costs.

Auditing management’s calculation of revenues recognized under the cost to cost method was complex and highly judgmental due to the significant estimation required in determining the estimated costs remaining on the project. In particular, the estimates of remaining costs associated with materials and labor are sensitive and may be impacted by factors outside of the Company’s control.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s process for revenues utilizing the cost to cost input method, including management’s review of the estimated costs to complete and associated revenues.

To test the estimated costs to complete, we performed audit procedures that included, among others, assessing the appropriate application of the revenue recognition method utilized and testing the significant assumptions discussed above and the underlying data used by the Company in its estimation process. We compared the significant assumptions used by management to external and internal information, such as vendor quotes and invoices, manufacturing schedules, material purchase orders, engineering design requirements, manufacturing bills of lading, and other similar support. Additionally, we assessed the historical accuracy of management’s estimates through a lookback analysis of prior estimates of costs to complete compared to actual results.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2002.

Houston, Texas
February 27, 2020

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

		December 31,
(in thousands, except share data)		2019	2018
ASSETS
Current Assets:
Cash and cash equivalents		$373,655	$354,259
Accounts receivable, net of allowances for doubtful accounts of $7,499 and $7,116		421,360	368,885
Contract assets		221,288	256,201
Inventory, net		174,744	194,507
Other current assets		53,389	71,037
Total Current Assets		1,244,436	1,244,889
Property and equipment, at cost		2,622,185	2,837,587
Less accumulated depreciation		1,845,653	1,872,917
Net property and equipment		776,532	964,670
Other Assets:
Goodwill		405,079	413,121
Other noncurrent assets		151,378	202,318
Right-of-use operating lease assets	Right-of-use operating lease assets	163,238	—
Total other assets		719,695	615,439
Total Assets		$2,740,663	$2,824,998
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable		$145,933	$102,636
Accrued liabilities		337,681	306,933
Contract liabilities		117,342	85,172
Total current liabilities		600,956	494,741
Long-term debt		796,516	786,580
Long-term operating lease liabilities		160,988	—
Other long-term liabilities		106,794	128,379
Commitments and contingencies
Equity:
Common Stock, par value $0.25 per share; 360,000,000 shares authorized; 110,834,088 shares issued		27,709	27,709
Additional paid-in capital		207,130	220,421
Treasury stock; 11,903,252 and 12,294,873 shares, at cost		(681,640)	(704,066)
Retained earnings		1,850,244	2,204,548
Accumulated other comprehensive loss		(334,097)	(339,377)
Oceaneering shareholders' equity		1,069,346	1,409,235
Noncontrolling interest		6,063	6,063
Total equity		1,075,409	1,415,298
Total Liabilities and Equity		$2,740,663	$2,824,998

The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in thousands, except per share data)	2019	2018	2017
Revenue	$2,048,124	$1,909,482	$1,921,507
Cost of services and products	1,949,880	1,780,256	1,726,897
Gross margin	98,244	129,226	194,610
Selling, general and administrative expense	214,891	198,259	183,954
Long-lived assets impairments	159,353	—	—
Goodwill impairment	14,713	76,449	—
Income (loss) from operations	(290,713)	(145,482)	10,656
Interest income	7,893	9,962	7,355
Interest expense, net of amounts capitalized	(42,711)	(37,742)	(27,817)
Equity earnings (losses) of unconsolidated affiliates	1,331	(3,783)	(1,983)
Other income (expense), net	(6,621)	(8,788)	(6,055)
Income (loss) before income taxes	(330,821)	(185,833)	(17,844)
Provision (benefit) for income taxes	17,623	26,494	(184,242)
Net Income (Loss)	$(348,444)	$(212,327)	$166,398

Weighted average shares outstanding
Basic	98,876	98,496	98,238
Diluted	98,876	98,496	98,764
Earnings (loss) per share
Basic	$(3.52)	$(2.16)	$1.69
Diluted	$(3.52)	$(2.16)	$1.68
Cash dividends declared per share	$—	$—	$0.45

The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
(in thousands)	2019	2018	2017

Net income (loss)	$(348,444)	$(212,327)	$166,398
Other comprehensive income (loss), net of tax:
Foreign currency translation	5,280	(47,026)	10,723
Pension-related adjustments	—	(215)	(195)
Total other comprehensive income (loss)	5,280	(47,241)	10,528
Comprehensive income (loss)	$(343,164)	$(259,568)	$176,926

The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2019	2018	2017
Cash Flows from Operating Activities:
Net income (loss)	$(348,444)	$(212,327)	$166,398
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including goodwill impairment	263,427	293,590	213,519
Loss on impairment of long-lived assets	159,353	—	—
Deferred income tax provision (benefit)	(12,268)	11,912	(235,013)
Inventory write-downs	21,285	—	—
Net loss (gain) on sales of property and equipment and cost method investment	(7,664)	(8,215)	216
Noncash compensation	11,432	11,620	11,518
Noncash impact of lease accounting	3,651	—	—
Excluding the effects of acquisitions, increase (decrease) in cash from:
Accounts receivable and contract assets	(17,561)	(86,724)	13,144
Inventory	(11,777)	(12,485)	65,502
Other operating assets	16,246	13,587	(38,163)
Currency translation effect on working capital, excluding cash	5,533	(4,369)	8,017
Current liabilities	76,552	25,968	(81,808)
Other operating liabilities	(2,196)	4,010	13,148
Total adjustments to net income (loss)	506,013	248,894	(29,920)
Net Cash Provided by Operating Activities	157,569	36,567	136,478
Cash Flows from Investing Activities:
Purchases of property and equipment	(147,684)	(109,467)	(93,680)
Business acquisitions, net of cash acquired	—	(68,571)	(11,278)
Proceeds from redemption of investments	—	69,789	—
Purchase of Angolan bonds	—	(10,236)	(10,777)
Distributions of capital from unconsolidated affiliates	3,388	2,372	2,556
Proceeds from sale of property and equipment and cost method investment	9,509	17,239	938
Other investing activities	—	32	206
Net Cash Used in Investing Activities	(134,787)	(98,842)	(112,035)
Cash Flows from Financing Activities:
Net proceeds from issuance of 6.000% Senior Notes, net of issuance costs	—	295,816	—
Repayment of term loan facility	—	(300,000)	—
Cash dividends	—	—	(44,220)
Other financing activities	(2,299)	(1,444)	(1,702)
Net Cash Used in Financing Activities	(2,299)	(5,628)	(45,922)
Effect of exchange rates on cash	(1,087)	(8,154)	1,602
Net Increase (Decrease) in Cash and Cash Equivalents	19,396	(76,057)	(19,877)
Cash and Cash Equivalents—Beginning of Period	354,259	430,316	450,193
Cash and Cash Equivalents—End of Period	$373,655	$354,259	$430,316

The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

					Accumulated Other Comprehensive Income (Loss)
	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Currency Translation Adjustments	Pension	Oceaneering Shareholders' Equity	Noncontrolling Interest	Total Equity
(in thousands)
Balance, December 31, 2016	$27,709	$227,566	$(731,202)	$2,295,234	$(303,074)	$410	$1,516,643	$—	$1,516,643
Net income (loss)	—	—	—	166,398	—	—	166,398	—	166,398
Other comprehensive income (loss)	—	—	—	—	10,723	(195)	10,528	—	10,528
Restricted stock unit activity	—	480	9,335	—	—	—	9,815	—	9,815
Restricted stock activity	—	(2,921)	2,921	—	—	—	—	—	—
Cash dividends	—	—	—	(44,220)	—	—	(44,220)	—	(44,220)
Noncontrolling interest acquired	—	—	—	—	—	—	—	5,354	5,354
Balance, December 31, 2017	27,709	225,125	(718,946)	2,417,412	(292,351)	215	1,659,164	5,354	1,664,518
Cumulative effect of ASC 606 adoption	—	—	—	(537)	—	—	(537)	—	(537)
Net income (loss)	—	—	—	(212,327)	—	—	(212,327)	—	(212,327)
Other comprehensive income (loss)	—	—	—	—	(47,026)	(215)	(47,241)	—	(47,241)
Restricted stock unit activity	—	(753)	10,929	—	—	—	10,176	—	10,176
Restricted stock activity	—	(3,951)	3,951	—	—	—	—	—	—
Noncontrolling interest	—	—	—	—	—	—	—	709	709
Balance, December 31, 2018	27,709	220,421	(704,066)	2,204,548	(339,377)	—	1,409,235	6,063	1,415,298
Cumulative effect of ASC 842 adoption	—	—	—	(5,860)	—	—	(5,860)	—	(5,860)
Net income (loss)	—	—	—	(348,444)	—	—	(348,444)	—	(348,444)
Other comprehensive income (loss)	—	—	—	—	5,280	—	5,280	—	5,280
Restricted stock unit activity	—	(8,148)	17,283	—	—	—	9,135	—	9,135
Restricted stock activity	—	(5,143)	5,143	—	—	—	—	—	—
Balance, December 31, 2019	$27,709	$207,130	$(681,640)	$1,850,244	$(334,097)	$—	$1,069,346	$6,063	$1,075,409

The accompanying Notes are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF MAJOR ACCOUNTING POLICIES

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
Property and Equipment, Long-Lived Intangible Assets and Right-of-Use Operating Lease Assets. We provide for depreciation of property and equipment on the straight-line method over estimated useful lives of eight years for Remotely Operated Vehicles ("ROVs"), three to 25 years for marine services equipment (such as vessels and diving equipment) and three to 25 years for buildings, improvements and other equipment.
Long-lived intangible assets, primarily acquired in connection with business combinations, include trade names, intellectual property and customer relationships and are being amortized with a weighted average remaining life of approximately four years.
For information regarding right-of-use operating lease assets, see "Leases" below.
We charge the costs of repair and maintenance of property and equipment to operations as incurred, while we capitalize the costs of improvements that extend asset lives or functionality.
We capitalize interest on assets where the construction period is anticipated to be more than three months. We capitalized $3.4 million, $7.3 million and $4.6 million of interest in 2019, 2018 and 2017, respectively. We do not allocate general administrative costs to capital projects. Upon the disposition of property and equipment, the related cost and accumulated depreciation accounts are relieved and any resulting gain or loss is included as an adjustment to cost of services and products.
Our management periodically, and upon the occurrence of a triggering event, reviews the realizability of our property and equipment, long-lived intangible assets and right-of-use operating lease assets to determine whether any events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable. For long-lived assets to be held and used, we base our evaluation on impairment indicators such as the nature of the assets, the future economic benefits of the assets, any historical or future profitability measurements and other external market conditions or factors that may be present. If such impairment indicators are present or other factors exist that indicate that the carrying amount of an asset may not be recoverable, we determine whether an impairment has occurred through the use of an undiscounted cash flows analysis of the asset at the lowest level for which identifiable cash flows exist. If an impairment has occurred, we recognize a loss for the difference between the carrying amount and the fair value of the asset.
Due to the protracted energy downturn and our customers' continued focus on cost discipline, we determined that impairment indicators were present within certain of our asset groups in our Subsea Projects and Asset Integrity segments in the fourth quarter of 2019. For our Subsea Projects segment, impairment indicators were present in our Deepwater and Shallow Water asset groups and in our Ecosse asset group. For the Deepwater and Shallow Water asset groups, we utilized the cost approach and considered historical, current and anticipated dayrates and utilization to measure market value. For our Ecosse asset group, we utilized a combination of income and market approaches, using projected discounted cash flows and the estimated expected realizable value in the market. Our Asset Integrity segment consists of one asset group. We measured the fair value of the Asset Integrity asset group by applying the income approach, using projected discounted cash flows. Our estimates of fair values for the asset groups in our Subsea Projects and Asset Integrity segments required us to use significant unobservable inputs, classified as Level 3 fair value measurements, including assumptions related to future performance, risk-adjusted discount rates, future commodity prices and demand for our services and estimates of expected realizable value. As a result, we determined that the carrying values exceeded the estimated fair values and recorded impairments as noted below:

	Year Ended December 31, 2019
(in thousands)	Property and Equipment, net	Intangible Assets	Right-of-Use Operating Lease Assets	Total
Subsea Projects
Deepwater and Shallow Water asset groups	$131,894	$—	$—	$131,894
Ecosse asset group	1,242	9,479	—	10,721
Asset Integrity	10,954	432	5,352	16,738
Total long-lived assets impairments	$144,090	$9,911	$5,352	$159,353

In the fourth quarter of 2019, we also recorded $45 million for write-downs and write-offs of certain equipment and intangible assets, including asset write-downs relating to the retirement of 30 ROVs, and some of the IWOCs equipment in our Subsea Products segment. In 2018, we recorded the write-offs of certain equipment and intangible assets associated with exiting the land survey business and equipment obsolescence of $7.6 million.
For additional information regarding write-downs and write-offs of property and equipment and long-lived intangible assets in 2019 and 2018, see Note 10—"Operations by Business Segment and Geographic Area."
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
In our 2019 annual goodwill evaluation, we performed quantitative assessments for (1) our Subsea Projects reporting unit, due to its fair value being less than carrying value in the prior year, and (2) our Asset Integrity reporting unit due to deterioration in its business environment. In our quantitative analyses for the Subsea Projects and Asset Integrity reporting units, we estimated the fair values by weighting the results from the income approach and the market approach. These valuation approaches considered a number of factors that included, but are not limited to, prospective financial information, operating margins, growth rates, terminal values, discount rates and comparable multiples of similar companies in our industry and required us to make certain assumptions and estimates regarding industry economic factors and future profitability of our business. Based on these quantitative tests, we determined that the fair value for our Subsea Projects reporting unit exceeded the carrying amount and there was no impairment. For our Asset Integrity reporting unit, the fair value was less than the carrying value and, as a result, we recorded a pre-tax goodwill impairment loss of $15 million. The goodwill impairment was included as a component of "Income (loss) from operations" in our Consolidated Statement of Operations for the year ended December 31, 2019. For the remaining reporting units, qualitative assessments were performed, and we concluded that it was more likely than not that the fair value of each such reporting unit was more than the carrying value of the reporting unit.
In our 2018 annual goodwill evaluation, we performed a qualitative assessment for our Subsea Projects reporting unit. Due to the protracted downturn in survey and vessel activity, we determined that it was more likely than not the fair value was less than the carrying amount. As a result, we determined that a quantitative assessment was necessary for our Subsea Projects reporting unit. In our 2018 quantitative analysis for the Subsea Projects reporting unit, we estimated the fair value by weighting the results from the income approach and the market approach. These valuation approaches considered a number of factors that included, but are not limited to, prospective financial information, operating margins, growth rates, terminal values, discount rates and comparable multiples of similar companies in our industry and required us to make certain assumptions and estimates regarding industry economic factors and future profitability of our business. Based on this quantitative test, we determined that the fair value for Subsea Projects was less than the carrying value and, as a result, we recorded a pre-tax goodwill impairment loss of $76 million in the Subsea Project reporting unit. The goodwill impairment was included as a component of "Income (loss) from operations" in our Consolidated Statement of Operations for the year ended December 31, 2018. For the remaining reporting units, qualitative assessments were performed, and we concluded that it was more likely than not that the fair value of each such reporting unit was more than the carrying value of the reporting unit.
The fair value of our reporting units in our 2017 quantitative analysis exceeded their respective carrying amounts.
Besides the goodwill impairment discussed above, the changes in our reporting units' goodwill balances during the periods presented are from business acquisitions and currency exchange rate changes. For information regarding goodwill by business segment, see Note 10—"Operations by Business Segment and Geographic Area."
Business Acquisitions. We account for business combinations using the acquisition method of accounting, with acquisition prices being allocated to the assets acquired and liabilities assumed based on their fair values as of the respective dates of acquisition.

In March 2018, we acquired Ecosse Subsea Limited ("Ecosse") for $68 million in cash. Headquartered in Aberdeen, Scotland, Ecosse builds and operates tools for seabed preparation, route clearance and trenching for the installation of submarine cables and pipelines. These services are offered on an integrated basis that includes vessels, ROV's and survey services. We have accounted for this acquisition by allocating the purchase price to the assets acquired and liabilities assumed based on their estimated fair values as of the date of acquisition. We have included Ecosse’s operations in our consolidated financial statements starting from the date of closing, and its operating results are reflected in our Subsea Projects segment.
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

We account for significant fixed-price contracts, mainly relating to our Subsea Products segment, and to a lesser extent in our Subsea Projects and Advanced Technologies segments, by recognizing revenue over time using an input, cost-to-cost measurement percentage-of-completion method. In 2019, we accounted for 21% of our revenue using the input, cost-to-cost measurement percentage-of-completion method. We use the input cost-to-cost method to faithfully depict revenue recognition. This commonly used method allows appropriate calculation of progress on our contracts. A performance obligation is satisfied as we create a product on behalf of the customer over the life of the contract. The remainder of our revenue is recognized at the point in time when control transfers to the customer, thus satisfying the performance obligation.

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

We apply judgment in the determination and allocation of transaction price to performance obligations, and the subsequent recognition of revenue, based on the facts and circumstances of each contract. We routinely review estimates related to our contracts and, where required, reflect revisions to profitability in earnings immediately. If an element of variable consideration has the potential for a significant future reversal of revenue, we will constrain that variable consideration to a level intended to remove the potential future reversal. If a current estimate of total contract cost indicates an ultimate loss on a contract, we recognize the projected loss in full when we determine it. In prior years, we have recorded adjustments to earnings as a result of revisions to contract estimates; however, we did not have any material adjustments during the years ended December 31, 2019 and 2018. However, there could be significant adjustments to overall contract costs in the future, due to changes in facts and circumstances.

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

See Note 3—"Revenue" for more information on our revenue from contracts with customers.
Leases. As a lessee, we utilize the expedients to not recognize leases with an initial lease term of 12 months or less on the balance sheet and to combine lease and non-lease components together and account for the combined component as a lease for all asset classes, except real estate.
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
As a lessee, we lease land, buildings, vessels and equipment for the operation of our business and to support some of our service line revenue streams. These generally carry lease terms that range from days for operational and support equipment to 15 years for land and buildings. These leases are negotiated on commercial terms at market rates and many carry standard options to extend or terminate at our discretion. When the exercise of those options is reasonably certain, we include them in the lease assessment. Our leases do not contain material restrictions or covenants that impact our accounting for them, nor do we provide residual value guarantees.
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

See "Property and Equipment, Long-Lived Intangible Assets and Right-of-Use Operating Lease Assets" above for more information on determination of impairment indicators for our right-of-use assets.

See Note 4—"Leases" for more information on our operating leases.

Stock-Based Compensation. We recognize all share-based payments to directors, officers and employees over their vesting periods in the income statement based on their estimated fair values. For more information on our employee benefit plans, see Note 11—"Employee Benefit Plans."
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
For more information on income taxes, see Note 6—"Income Taxes."

Foreign Currency Translation. The functional currency for most of our foreign subsidiaries is the applicable local currency. Results of operations for foreign subsidiaries with functional currencies other than the U.S. dollar are translated into U.S. dollars using average exchange rates during the period. Assets and liabilities of these foreign subsidiaries are translated into U.S. dollars using the exchange rates in effect at the balance sheet date, and the resulting translation adjustments are recognized, net of tax, in accumulated other comprehensive income (loss) as a component of shareholders' equity. All foreign currency transaction gains and losses are recognized currently in the Consolidated Statements of Operations. We recorded $6.3 million, $18 million and $5.2 million of foreign currency transaction losses in 2019, 2018 and 2017, respectively, and those amounts are included as a component of other income (expense), net in our Consolidated Statement of Operations for the year ended December 31, 2019.
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
Financial Instruments. We recognize all derivative instruments as either assets or liabilities in the balance sheet and measure those instruments at fair value. Subsequent changes in fair value are reflected in current earnings or other comprehensive income (loss), depending on whether a derivative instrument is designated as part of a hedge relationship and, if it is, the type of hedge relationship. See Note 9—"Commitments and Contingencies" for information relative to the interest rate swaps we have in effect.

2. ACCOUNTING STANDARDS UPDATE

Recently Adopted Accounting Standards. Effective January 1, 2019, we adopted ASU 2016-02, "Leases (Topic 842)" ("Topic 842"), which requires lessees to recognize right-of-use assets ("ROU assets") and lease liabilities for virtually all leases and updates previous accounting standards for lessors to align certain requirements of the new leases standard and the revenue recognition accounting standard. We elected to apply the transition method that allowed us to apply this update as of the adoption date and adopted the package of practical expedients that permitted us to retain the identification and classification of leases made under the previously applicable accounting standards. The adoption of this ASU as of January 1, 2019 resulted in a cumulative effect adjustment of $5.9 million recorded to retained earnings, with corresponding adjustments to increase ROU assets and lease liabilities by $185 million and $191 million, respectively. The adoption of this ASU did not materially affect our net earnings and had no impact on cash flows. Comparative information with respect to prior periods has not been retrospectively restated and continues to be reported under the accounting standards in effect for those periods. See Note 4—"Leases" for more information on our operating leases.

In February 2018, the Financial Accounting Standards Board (the "FASB") issued ASU 2018-02, "Income Statement – Reporting Comprehensive Income (Topic 220) Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income." The amendments in this update allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the December 2017 enactment of U.S. tax reform legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act"). However, because the amendments only relate to the reclassification of the income tax effects of the Tax Act, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. The amendments in this update also require certain disclosures about stranded tax effects. The amendments in this update were effective for us beginning January 1, 2019. This ASU has not had a material effect on our consolidated financial statements.

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

Recently Issued Accounting Standards. In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments," as modified by subsequently issued ASU 2018-19, ASU 2019-04 and ASU 2019-05. The guidance introduces a new credit reserving model known as the Current Expected Credit Loss ("CECL") model, which is based on expected losses, and differs significantly from the incurred loss approach used today. The CECL model requires estimating all expected credit losses for certain types of financial instruments, including trade receivables and contract assets, held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. These ASUs affect an entity to varying degrees depending on the credit quality for the assets held by the entity, their duration and how the entity applies current U.S. GAAP. These ASUs became effective for us beginning January 1, 2020. We formed a project team to ensure that we met the implementation requirements. We pooled our customers by their associated risk factors and evaluated our historical experience associated with credit losses. We have evaluated the impact and do not expect this guidance to have a material impact on our consolidated financial statements.

3. Revenue

Revenue by Category

The following table presents Revenue disaggregated by business segment, geographical region, and timing of transfer of goods or services.

	Year Ended December 31,
(in thousands)	2019	2018	2017
Business Segment:
Energy Services and Products
Remotely Operated Vehicles	$449,830	$394,801	$393,655
Subsea Products	602,249	515,000	625,513
Subsea Projects	327,556	329,163	291,993
Asset Integrity	242,954	253,886	236,778
Total Energy Services and Products	1,622,589	1,492,850	1,547,939
Advanced Technologies	425,535	416,632	373,568
Total	$2,048,124	$1,909,482	$1,921,507

	Year Ended December 31,
(in thousands)	2019	2018	2017
Geographic Operating Areas:
Foreign:
Africa	$292,818	$239,959	$256,198
United Kingdom	256,348	203,391	236,177
Norway	217,762	185,552	178,712
Asia and Australia	174,769	163,843	193,865
Brazil	93,511	64,004	42,607
Other	91,591	103,548	81,364
Total Foreign	1,126,799	960,297	988,923
United States	921,325	949,185	932,584
Total	$2,048,124	$1,909,482	$1,921,507

	Dec 31, 2019	Dec 31, 2018
Timing of Transfer of Goods or Services:
Revenue recognized over time	$1,900,729	$1,762,103
Revenue recognized at a point in time	147,395	147,379
Total	$2,048,124	$1,909,482

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

The following table provides information about contract assets, and contract liabilities from contracts with customers.

(in thousands)	Dec 31, 2019	Dec 31, 2018
Contract assets	$221,288	$256,201
Contract liabilities	117,342	85,172

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

During the year ended December 31, 2019, contract assets decreased by $35 million from its opening balance, due to the amounts billed of $2.1 billion exceeding revenue recognition of $2.0 billion. Contract liabilities increased $32 million from its opening balance, due to deferrals of milestone payments and billings totaling $64 million less revenue recognition of $32 million.

Performance Obligations

The aggregate amount of transaction price allocated to remaining performance obligations that were unsatisfied (or partially unsatisfied) as of December 31, 2019 are noted above. In arriving at this value, we have used two expedients available to us and are not disclosing amounts in relation to performance obligations: (1) that are part of contracts with an original expected duration of one year or less; or (2) on contracts where we recognize revenue in line with the billing.

Due to the nature of our service contracts in our Remotely Operated Vehicle, Subsea Projects, Asset Integrity and Advanced Technologies segments, the majority of our contracts either have initial contract terms of one year or less or have customer option cancellation clauses that lead us to consider the original expected duration of one year or less.

In our Subsea Products and Advanced Technologies segments, we have long-term contracts that extend beyond one year, and these make up the majority of the performance obligations balance reported as of December 31, 2019. We also have shorter-term product contracts with an expected original duration of one year or less that have been excluded.

As of December 31, 2019, the aggregate amount of the transaction price allocated to remaining performance obligations was $382 million. In arriving at this value, we have used two expedients available to us and are not disclosing amounts in relation to performance obligations: (1) that are part of contracts with an original expected duration of one year or less; or (2) on contracts where we recognize revenue in line with the billing. Of this amount, we expect to recognize revenue of $296 million over the next 12 months and substantially all of the remaining balance of $86 million will be recognized within the next 24 months.

Where appropriate, we have made estimates within the transaction price of elements of variable consideration within the contracts and constrained those amounts to a level where we consider it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. The amount of revenue recognized in the years ended December 31, 2019 and 2018 that was associated with performance obligations completed or partially completed in prior periods was not significant.

As of December 31, 2019, there were no significant outstanding liability balances for refunds or returns due to the nature of our contracts and the services and products we provide. Our warranties are limited to assurance warranties that are of a standard length and are not considered to be a material right. The majority of our contracts consist of a single performance obligation. When there are multiple obligations, we look for observable evidence of stand-alone selling prices on which to base the allocation. This involves judgment as to the appropriateness of the observable evidence relating to the facts and circumstances of the contract. If we do not have observable evidence, we estimate stand-alone selling prices by taking a cost-plus-margin approach, using typical margins from the type of product or service, customer and regional geography involved.

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

Costs to fulfill a contract primarily consist of certain mobilization costs incurred to provide services or products to our customers. These costs are deferred and amortized over the period of contract performance. The closing balance of costs to fulfill a contract was $15 million and $13 million as of December 31, 2019 and 2018, respectively. For the years ended December 31, 2019 and 2018, we recorded amortization expense of $8.5 million and $6.5 million, respectively. No impairment costs were recognized.

4. Leases

We adopted the new lease standard, Topic 842, on January 1, 2019. Prior period amounts have not been adjusted and continue to be reported under the historical lease standard, "Leases (Topic 840)" ("Topic 840"). See Note 2—"Accounting Standards Update" for more information on our adoption of this standard.
Supplemental information about our operating leases follows:

(in thousands)		Dec 31, 2019	Jan 1, 2019
Assets:
	Right-of-use operating lease assets	$163,238	$184,648

Liabilities:
Operating	Current operating	$19,863	$20,318
Operating	Noncurrent operating	160,988	170,190
Lease liabilities		$180,851	$190,508

		Dec 31, 2019	Jan 1, 2019
Lease Term and Discount Rate:
Weighted-average remaining lease terms (years)	Weighted-average remaining lease term (years)	10.0	11.0

Weighted-average discount rate	Weighted-average discount rate	6.2%	7.1%

In the year ended December 31, 2019, we determined there were impairment indicators present for our Asset Integrity reporting unit and, as a result, we recorded a pre-tax right-of-use operating lease asset impairment of $5.4 million. The right-of-use operating lease impairment was included as a component of "Income (loss) from operations" in our Consolidated Statement of Operations for the year ended December 31, 2019.
Operating lease cost reflects the lease expense resulting from amortization over the respective lease terms of our operating leases with initial lease terms greater than 12 months. Our short-term lease cost consists of expense for our operating leases with initial lease terms of 12 months or less that are not recorded on our balance sheet. The components of lease cost are as follows:

		Year ended
(in thousands)		Dec 31, 2019
Lease Cost:
Operating lease cost	Operating lease cost	$40,310
Short-term lease cost	Short-term lease cost	73,005
Total Lease Cost		$113,315

As of December 31, 2019, under Topic 842, future maturities of lease liabilities for our operating leases with an initial lease term of more than 12 months were as follows:

Maturities of Lease Liabilities
(in thousands)
For the year ended December 31,
2020	$30,573
2021	28,793
2022	25,885
2023	21,764
2024	19,207
Thereafter	125,190
Total lease payments	251,412
Less: Interest	(70,561)
Present Value of Lease Liabilities	$180,851

5. SELECTED BALANCE SHEET INFORMATION
The following is information regarding selected balance sheet accounts:

	December 31,
(in thousands)	2019	2018
Inventory, net:
Remotely operated vehicle parts and components	$76,120	$108,939
Other inventory, primarily raw materials	98,624	85,568
Total	$174,744	$194,507

Other current assets:
Prepaid expenses	$43,210	$60,858
Angolan bonds	10,179	10,179
Total	$53,389	$71,037

Other noncurrent assets:
Intangible assets, net	$25,774	$79,995
Cash surrender value of life insurance policies	50,097	51,131
Investment in unconsolidated affiliates	37,896	39,333
Other	37,611	31,859
Total	$151,378	$202,318

Accrued liabilities:
Payroll and related costs	$137,001	$114,676
Accrued job costs	54,387	62,281
Income taxes payable	36,996	34,954
Current operating lease liability	19,863	—
Other	89,434	95,022
Total	$337,681	$306,933

Other long-term liabilities:
Deferred income taxes	$1,126	$18,243
Supplemental Executive Retirement Plan	46,244	42,992
Long-Term Incentive Plan	10,381	8,076
Uncertain tax positions	20,949	17,903
Tax Act transition tax due after one year	519	7,813
Other	27,575	33,352
Total	$106,794	$128,379

6. INCOME TAXES

In December 2017, the United States enacted the Tax Act, which included a number of changes to existing U.S. tax laws that have an impact on our income tax provision, most notably a reduction of the U.S. corporate income tax rate from 35% to 21% for tax years beginning after December 31, 2017, and the creation of a quasi-territorial tax system with a one‑time mandatory transition tax on applicable previously deferred earnings of foreign subsidiaries. The Tax Act also made prospective changes beginning in 2018, including a base erosion and anti‑abuse tax ("BEAT"), a global intangible low‑taxed income ("GILTI") tax, additional limitations on the deductibility of interest expense and repeal of the domestic manufacturing deduction. In the period ended December 31, 2017, we recorded a provisional net tax benefit associated with the Tax Act and related matters of $189 million.
In 2018, based on regulations issued by the U.S. Department of the Treasury and additional accounting analysis, we completed our accounting on the effect of the Tax Act and reflected the effects in our financial statements to include the tax impact of $8.8 million related to the one-time mandatory transition tax. In 2019, we identified additional available business credits, which are reflected in our 2018 income tax return as filed, thereby reducing the effects of the Tax Act in our financial statements by $8.2 million, for a total liability of $0.6 million. As regulatory guidance continues to be issued by the U.S. tax authorities, any difference in the interpretation of the Tax Act resulting from final or newly issued regulations will be recorded in the period that current or future proposed regulations become law. The transition tax and resulting quasi-territorial type tax regime impacts the utilization of our remaining foreign tax credits, resulting in a valuation allowance of $27 million against such deferred tax assets.

Our provisions (benefit) for income taxes and our cash taxes paid are as follows:

	Year Ended December 31,
(in thousands)	2019	2018	2017
Current:
Domestic	$(7,571)	$(1,564)	$13,390
Foreign	37,462	16,146	37,381
Total current	29,891	14,582	50,771
Deferred:
Domestic	(10,860)	(22,905)	(213,200)
Foreign	(1,408)	34,817	(21,813)
Total deferred	(12,268)	11,912	(235,013)
Total provision (benefit) for income taxes	$17,623	$26,494	$(184,242)
Cash taxes paid, net	$29,806	$29,737	$43,347

The components of income (loss) before income taxes are as follows:

	Year Ended December 31,
(in thousands)	2019	2018	2017
Domestic	$(271,515)	$(132,138)	$(93,053)
Foreign	(59,306)	(53,695)	75,209
Income (loss) before income taxes	$(330,821)	$(185,833)	$(17,844)

As of December 31, 2019 and 2018, our worldwide deferred tax assets, liabilities and net deferred tax liabilities were as follows:

	December 31,
(in thousands)	2019	2018
Deferred tax assets:
Deferred compensation	$15,227	$13,684
Deferred income	4,835	2,381
Accrued expenses	45,740	13,683
Net operating loss and other carryforwards	199,410	189,644
Long-term operating lease liabilities	50,256	—
Other	16,569	4,601
Gross deferred tax assets	332,037	223,993
Valuation allowances	(277,258)	(203,040)
Total deferred tax assets	$54,779	$20,953
Deferred tax liabilities:
Property and equipment	$6,237	$36,850
Basis difference in equity investments	2,156	2,346
Right-of-use operating lease assets	43,734	—
Other	3,778	—
Total deferred tax liabilities	$55,905	$39,196
Net deferred income tax liability	$1,126	$18,243
Our net deferred tax liability is reflected within our balance sheet as follows:

	December 31,
(in thousands)	2019	2018
Deferred tax liabilities	$1,126	$18,243
Net deferred income tax liability	$1,126	$18,243

As of December 31, 2019, we had approximately $199 million of net operating and other loss carryforwards that were generated in various worldwide jurisdictions. The carryforwards include $148 million that do not expire and $51 million that will expire from 2021 through 2039. We have recorded a total valuation allowance of $277 million on operating losses and tax credit carryforwards, as well as other deferred tax assets, as our management believes that it is more likely than not that these deferred tax assets will not be realized.

The following is a reconciliation of the beginning and ending amounts of our valuation allowances:

	Year Ended December 31,
(in thousands)	2019	2018	2017
Balance at beginning of year	$(203,040)	$(206,586)	$(4,200)
Increase due principally to net operating losses	(59,596)	(38,415)	(146,360)
Increase due to foreign tax and business credit carryforwards	(14,622)	(14,065)	(56,026)
Reduction due to utilization of foreign tax credits generated in prior years	—	56,026	—
Balance at end of year	$(277,258)	$(203,040)	$(206,586)

The utilization of the foreign tax credits generated in prior years was a result of the mandatory repatriation requirements of the Tax Act.

Following is a reconciliation of income tax expense (benefit) computed by applying the U.S. statutory rate of 21% for 2019 and 2018 and 35% for 2017 to income (loss) before income taxes and our reported provision (benefit) for income taxes:

	Year Ended December 31,
(in thousands)	2019	2018	2017
Income tax provision (benefit) at the U.S. statutory rate	$(69,472)	$(39,025)	$(6,245)
Tax Act - earnings subject to tax-free repatriation	—	—	(222,019)
Tax Act - net mandatory repatriation tax	(8,220)	8,790	—
Tax Act - remeasure of net U.S. deferred tax liabilities	—	—	(23,124)
Valuation allowances	74,553	38,415	89,217
Foreign tax rate differential	18,439	475	(21,163)
Stock compensation	989	2,135	3,112
Uncertain tax positions	3,046	12,644	(836)
Other items, net	(1,712)	3,060	(3,184)
Total provision (benefit) for income taxes	$17,623	$26,494	$(184,242)

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

A reconciliation of the beginning and ending amount of gross uncertain tax positions, not including associated foreign tax credits and penalties and interest, is as follows:

	Year Ended December 31,
(in thousands)	2019	2018	2017
Balance at beginning of year	$14,971	$5,339	$6,330
Additions based on tax positions related to the current year	3,662	445	1,213
Reductions for expiration of statutes of limitations	(2,835)	(260)	(650)
Additions (reductions) based on tax positions related to prior years	2,060	10,540	314
Reductions based on tax positions related to prior years	(563)	—	(962)
Settlements	(384)	(1,093)	(906)
Balance at end of year	$16,911	$14,971	$5,339

We account for any applicable interest and penalties on uncertain tax positions as a component of our provision for income taxes on our financial statements. We increased/(decreased) income tax expense by $1.4 million and $1.7 million in 2019 and 2018, respectively, for penalties and interest on uncertain tax positions, which brought our total liabilities for penalties and interest on uncertain tax positions to $5.7 million and $4.3 million on our balance sheets as of December 31, 2019 and 2018, respectively. All additions or reductions to those liabilities would affect our effective income tax rate in the periods of change.
We believe approximately $0.9 million of gross uncertain tax positions will be resolved within the next 12 months. Including associated foreign tax credits and penalties and interest, we have accrued a net total of $21 million and $18 million in the caption "other long-term liabilities" on our balance sheet as of December 31, 2019 and 2018, respectively, for uncertain tax positions.
We consider the earnings of our foreign subsidiaries to be indefinitely reinvested. As of December 31, 2019, we did not provide for deferred taxes on earnings of our foreign subsidiaries that are indefinitely reinvested. If we were to make a distribution from the unremitted earnings of these subsidiaries, we would be subject to taxes in various jurisdictions. However, it is not practical to estimate the amount of tax that would ultimately be due if remitted. If our expectations were to change regarding future tax consequences, we may be required to record additional deferred taxes that could have a material effect on our Consolidated Balance Sheets, Consolidated Statements of Operations or Consolidated Statements of Cash Flows.
Our tax returns are subject to audit by taxing authorities in multiple jurisdictions. These audits often take years to complete and settle. The following table lists the earliest tax years open to examination by tax authorities where we have significant operations:

Jurisdiction	Periods
United States	2014
United Kingdom	2017
Norway	2014
Angola	2013
Brazil	2015
Australia	2014

7. SELECTED INCOME STATEMENT INFORMATION

The following schedule shows our revenue, costs and gross margins by services and products:

	Year Ended December 31,
(in thousands)	2019	2018	2017
Revenue:
Services	$1,333,787	$1,245,927	$1,181,229
Products	714,337	663,555	740,278
Total revenue	2,048,124	1,909,482	1,921,507
Cost of Services and Products:
Services	1,242,006	1,135,084	1,040,817
Products	619,490	578,212	625,843
Unallocated expenses	88,384	66,960	60,237
Total cost of services and products	1,949,880	1,780,256	1,726,897
Gross margin:
Services	91,781	110,843	140,412
Products	94,847	85,343	114,435
Unallocated expenses	(88,384)	(66,960)	(60,237)
Total gross margin	$98,244	$129,226	$194,610

8. DEBT
Long-term debt consisted of the following:

		December 31,
(in thousands)		2019	2018
4.650% Senior Notes due 2024		$500,000	$500,000
6.000% Senior Notes due 2028	300,000,000	300,000	300,000
Fair value of interest rate swaps on $200 million of principal		3,235	(5,600)
Unamortized debt issuance costs		(6,719)	(7,820)
Long-term Debt		$796,516	$786,580

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

In February 2018, we entered into Agreement and Amendment No. 4 to the Credit Agreement ("Amendment No. 4"). Amendment No. 4 amended the Credit Agreement to, among other things, extend the maturity of the Revolving Credit Facility to January 25, 2023 with the extending lenders, which represent 90% of the existing commitments of the lenders, such that the total commitments for the Revolving Credit Facility will be $500 million until October 25, 2021, and thereafter $450 million until January 25, 2023. As of December 31, 2019, we had no borrowings outstanding under the Revolving Credit Facility.

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

The Credit Agreement contains various covenants that we believe are customary for agreements of this nature, including, but not limited to, restrictions on our ability and the ability of each of our subsidiaries to incur debt, grant liens, make certain investments, make distributions, merge or consolidate, sell assets and enter into certain restrictive agreements. We are also subject to a maximum adjusted total Capitalization Ratio (as defined in the Credit Agreement) of 55%. The Credit Agreement includes customary events of default and associated remedies. As of December 31, 2019, we were in compliance with all the covenants set forth in the Credit Agreement.

We have two interest rate swaps in place on a total of $200 million of the 2024 Senior Notes for the period to November 2024. See Note 9—"Commitments and Contingencies" for more information on our interest rate swaps.

We incurred $6.9 million and $4.2 million of issuance costs related to the 2024 Senior Notes and the 2028 Senior Notes, respectively, and $3 million of new loan costs, including costs of the amendments prior to Amendment No. 4, related to the Credit Agreement. These costs, net of accumulated amortization, are included as a reduction of long-term debt in our Consolidated Balance Sheets, as they pertain to the Senior Notes, and in other noncurrent assets, as they pertain to the Credit Agreement. We are amortizing these costs to interest expense through the maturity dates for the Senior Notes and to January 2023 for the Credit Agreement using the straight-line method, which approximates the effective interest rate method.

We made cash interest payments of $46 million, $37 million and $32 million in 2019, 2018 and 2017, respectively.

9. COMMITMENTS AND CONTINGENCIES

Lease Commitments

As of December 31, 2019, we occupied several facilities under noncancellable operating leases expiring at various dates through 2033. See Note 4—"Leases" for more information on our operating leases.
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
Letters of Credit
We had $49 million and $55 million in letters of credit outstanding as of December 31, 2019 and 2018, respectively, which related to self-insurance requirements and various bid and performance bonds, which are usually for the duration of the applicable contract.
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
We estimated the aggregate fair market value of the Senior Notes to be $787 million as of December 31, 2019 based on quoted prices. Since the market for the Senior Notes is not an active market, the fair value of the Senior Notes is classified within Level 2 in the fair value hierarchy under U.S. GAAP (inputs other than quoted prices in active markets for similar assets and liabilities that are observable or can be corroborated by observable market data for substantially the full terms for the assets or liabilities).
We have two interest rate swaps in place on a total of $200 million of the 2024 Senior Notes for the period to November 2024. The agreements swap the fixed interest rate of 4.650% on $100 million of the 2024 Senior Notes to the floating rate of one-month LIBOR plus 2.426% and on another $100 million to one-month LIBOR plus 2.823%. We estimate the combined fair value of the interest rate swaps to be a net asset of $3.2 million as of December 31, 2019, which is included on our balance sheet in other long-term assets, and a net liability of

$5.6 million as of December 31, 2018, which is included in our balance sheet in other long-term liabilities. These values can be corroborated by unobservable market data, classified as Level 2 inputs.
Since the second quarter of 2015, the exchange rate for the Angolan kwanza relative to the U.S. dollar generally has been declining, with the exception that the exchange rate was relatively stable during 2017. As our functional currency in Angola is the U.S. dollar, we recorded foreign currency transaction losses related to the kwanza of $4.8 million, $19 million and $0.1 million in 2019, 2018 and 2017, as a component of other income (expense), net in our Consolidated Statements of Operations for those respective periods. Our foreign currency transaction losses related primarily to the remeasurement of our Angolan kwanza cash balances to U.S. dollars. Any conversion of cash balances from kwanza to U.S. dollars is controlled by the central bank in Angola, and the central bank slowed this process from mid-2015 to 2017, causing our kwanza cash balances to increase during that period of time. However, beginning in 2018, the Angolan central bank has allowed us to repatriate cash from Angola. As of December 31, 2019 and 2018, we had the equivalent of approximately $6.2 million and $9.3 million of kwanza cash balances, respectively, in Angola reflected on our Consolidated Balance Sheets.
To mitigate our currency exposure risk in Angola, we have used kwanza to purchase equivalent Angolan central bank (Banco Nacional de Angola) bonds. The bonds are denominated as U.S. dollar equivalents, so that, upon payment of semi-annual interest and principal upon maturity, payment is made in kwanza, equivalent to the respective U.S. dollars at the then-current exchange rate. During 2018, we received a total of $70 million in proceeds from maturities and redemptions of Angolan bonds and reinvested $10 million of the proceeds in similar assets. As of December 31, 2019 and 2018, we had $10 million of Angolan bonds on our Consolidated Balance Sheets. Because we intend to sell the bonds if we are able to repatriate the proceeds, we have classified these bonds as available-for-sale securities, and they are recorded in other current assets on our Consolidated Balance Sheets.
We estimated the fair market value of the Angolan bonds to be $10 million as of December 31, 2019 and 2018 using quoted market prices. Since the market for the Angolan bonds is not an active market, the fair value of the Angolan bonds is classified within Level 2 in the fair value hierarchy under U.S. GAAP.

10. OPERATIONS BY BUSINESS SEGMENT AND GEOGRAPHIC AREA
Business Segment Information

We are a global provider of engineered services and products, primarily to the offshore energy industry. Through the use of our applied technology expertise, we also serve the defense, aerospace and commercial theme park industries. Our Energy Services and Products business consists of ROVs, Subsea Products, Subsea Projects and Asset Integrity. Our ROV segment provides submersible vehicles operated from the surface to support offshore energy exploration, development and production activities. Our Subsea Products segment supplies a variety of specialty subsea hardware and related services. Our Subsea Projects segment provides multiservice subsea support shallow and deepwater vessels and offshore diving and support vessel operations, primarily for inspection, maintenance and repair and installation activities. We also provide survey, autonomous underwater vehicle and satellite-positioning services. For the renewable energy markets, we provide seabed preparation, route clearance and trenching services for submarine cables. Our Asset Integrity segment provides asset integrity management and assessment services, nondestructive testing and inspection. Our Advanced Technologies business provides project management, engineering services and equipment for applications in non-energy industries. Unallocated Expenses are those not associated with a specific business segment. These consist of expenses related to our incentive and deferred compensation plans, including restricted stock and bonuses, as well as other general expenses, including corporate administrative expenses.

There are no differences in the basis of segmentation or in the basis of measurement of segment profit or loss in the year ended December 31, 2019 from those used in our consolidated financial statements for the years ended December 31, 2018 and 2017.

The table that follows presents Revenue, Income from Operations and Depreciation and Amortization Expense by business segment:

	Year Ended December 31,
(in thousands)	2019	2018	2017
Revenue
Energy Services and Products
Remotely Operated Vehicles	$449,830	$394,801	$393,655
Subsea Products	602,249	515,000	625,513
Subsea Projects	327,556	329,163	291,993
Asset Integrity	242,954	253,886	236,778
Total Energy Services and Products	1,622,589	1,492,850	1,547,939
Advanced Technologies	425,535	416,632	373,568
Total	$2,048,124	$1,909,482	$1,921,507
Income (Loss) from Operations
Energy Services and Products
Remotely Operated Vehicles	$1,591	$1,641	$22,366
Subsea Products	9,831	5,614	45,539
Subsea Projects	(145,712)	(86,008)	10,279
Asset Integrity	(53,387)	8,660	11,231
Total Energy Services and Products	(187,677)	(70,093)	89,415
Advanced Technologies	25,068	33,920	22,039
Unallocated Expenses	(128,104)	(109,309)	(100,798)
Total	$(290,713)	$(145,482)	$10,656
Depreciation and Amortization Expense
Energy Services and Products
Remotely Operated Vehicles	$113,671	$111,311	$113,979
Subsea Products	68,404	53,085	52,561
Subsea Projects	38,103	114,481	31,869
Asset Integrity	35,367	6,904	7,715
Total Energy Services and Products	255,545	285,781	206,124
Advanced Technologies	3,122	3,081	3,171
Unallocated Expenses	4,760	4,728	4,224
Total	$263,427	$293,590	$213,519

We determine income from operations for each business segment before interest income or expense, other income (expense) and provision for income taxes. We do not consider an allocation of these items to be practical.
Revenue
Revenue from one customer, BP plc and subsidiaries, accounted for 10% in 2019 and 12% in 2017 of our total consolidated annual revenue. Revenue from Royal Dutch Shell, accounted for 10% of our 2018 total consolidated annual revenue.
Income (Loss) from Operations
During 2019, we recorded total adjustments of $252 million for:

•	loss on impairment of $143 million in our Subsea Projects segment for deepwater and shallow water vessels and Ecosse long-lived assets;

•	write-downs and write-offs of certain equipment and intangible assets as discussed below in "Depreciation and Amortization Expense" of $45 million;

•	inventory write-downs of $21 million;

•	impairment of long-lived assets of $17 million in our Asset Integrity segment;

•	pre-tax goodwill impairment of $15 million in our Asset Integrity segment; and

•	other expenses of $12 million.
These total adjustments of $252 million, attributable to each of our reporting segments, are summarized as follows:

•	Remotely Operated Vehicles - $23 million;

•	Subsea Products - $25 million;

•	Subsea Projects - $153 million;

•	Asset Integrity - $49 million; and

•	Advanced Technologies - $1.6 million.
Depreciation and Amortization Expense
Depreciation expense on property and equipment, reflected in the Depreciation and Amortization Expense table above, was $212 million, $200 million and $204 million in 2019, 2018 and 2017, respectively.
Amortization expense on long-lived intangible assets, reflected in the Depreciation and Amortization Expense table above, was $36 million, $18 million and $10 million in 2019, 2018 and 2017, respectively.
Goodwill impairment expense, reflected in the Depreciation and Amortization Expense table above, was $15 million in our Asset integrity segment and $76 million in our Subsea Projects segment in 2019 and 2018, respectively.
We also recorded the write-downs and write-offs of certain equipment and intangible assets of $45 million, which is included in our 2019 depreciation expense of $212 million, attributable to each reporting segment as follows:

•	Remotely Operated Vehicles - $5.7 million;

•	Subsea Products - $19 million;

•	Subsea Projects - $6.1 million; and

•	Asset Integrity - $14 million.

We also recorded the write-offs of certain equipment associated with exiting the land survey business of $4.2 million, which is included in our 2018 depreciation expense of $200 million, and intangible asset write-offs of $3.4 million, which is included in our 2018 amortization expense of $18 million, attributable to each reporting segment as follows:

•	Remotely Operated Vehicles - $0.6 million;

•	Subsea Products - $1.5 million; and

•	Subsea Projects - $5.5 million.

The following table presents Assets, Property and Equipment, net and Goodwill by business segment:

	December 31,
(in thousands)	2019	2018
Assets
Energy Services and Products
Remotely Operated Vehicles	$555,053	$612,983
Subsea Products	812,176	723,774
Subsea Projects	445,904	611,476
Asset Integrity	208,756	241,693
Total Energy Services and Products	2,021,889	2,189,926
Advanced Technologies	229,817	168,302
Corporate and Other	488,957	466,770
Total	$2,740,663	$2,824,998
Property and Equipment, Net
Energy Services and Products
Remotely Operated Vehicles	$305,159	$353,139
Subsea Products	304,589	295,297
Subsea Projects	134,307	274,518
Asset Integrity	10,201	20,556
Total Energy Services and Products	754,256	943,510
Advanced Technologies	11,443	11,229
Corporate and Other	10,833	9,931
Total	$776,532	$964,670
Goodwill
Energy Services and Products
Remotely Operated Vehicles	$24,423	$24,396
Subsea Products	99,409	99,744
Subsea Projects	131,768	123,624
Asset Integrity	127,637	143,515
Total Energy Services and Products	383,237	391,279
Advanced Technologies	21,842	21,842
Total	$405,079	$413,121

All assets specifically identified with a particular business segment have been segregated. Cash and cash equivalents, certain other current assets, certain investments and certain other assets have not been allocated to particular business segments and are included in Corporate and Other.
The following table presents Capital Expenditures, including business acquisitions, by business segment:

	Year Ended December 31,
(in thousands)	2019	2018	2017
Capital Expenditures
Energy Services and Products
Remotely Operated Vehicles	$67,730	$45,732	$40,425
Subsea Products	48,334	25,149	27,711
Subsea Projects	19,489	99,701	29,544
Asset Integrity	4,548	2,874	3,651
Total Energy Services and Products	140,101	173,456	101,331
Advanced Technologies	3,256	3,550	2,063
Corporate and Other	4,327	1,033	1,564
Total	$147,684	$178,038	$104,958

Geographic Operating Areas
Revenue is based on location where services are performed and products are manufactured as summarized in the following table:

	Year Ended December 31,
(in thousands)	2019	2018	2017
Revenue
Foreign:
Africa	$292,818	$239,959	$256,198
United Kingdom	256,348	203,391	236,177
Norway	217,762	185,552	178,712
Asia and Australia	174,769	163,843	193,865
Brazil	93,511	64,004	42,607
Other	91,591	103,548	81,364
Total Foreign	1,126,799	960,297	988,923
United States	921,325	949,185	932,584
Total	$2,048,124	$1,909,482	$1,921,507

On January 1, 2019 we adopted the lease standard, Topic 842, which requires lessees to recognize right-of-use assets. For 2019, $163 million of right-of-use operating lease assets are included in the following table which summarizes Property and Equipment, Net and Right-of-Use Operating Lease Assets by geographic area:

	December 31,
(in thousands)	2019	2018
Property and Equipment, Net and Right-of-Use Operating Lease Assets
Foreign:
Norway	$90,956	$58,042
Africa	124,400	117,877
United Kingdom	100,807	106,330
Asia and Australia	54,915	48,837
Brazil	86,254	51,282
Other	18,646	21,374
Total Foreign	475,978	403,742
United States	463,792	560,928
Total	$939,770	$964,670

11. EMPLOYEE BENEFIT PLANS
Retirement Investment Plans
We have several employee retirement investment plans that, taken together, cover most of our full-time employees. The Oceaneering Retirement Investment Plan is a 401(k) plan in which U.S. employees may participate by deferring a portion of their gross monthly salary and directing us to contribute the deferred amount to the plan. We match a portion of the employees' deferred compensation. Our contributions to the 401(k) plan were $19 million, $18 million and $17 million for the plan years ended December 31, 2019, 2018 and 2017, respectively.
We also make matching contributions to foreign employee savings plans similar in nature to a 401(k) plan. In 2019, 2018 and 2017, these contributions, principally related to plans associated with U.K. and Norwegian subsidiaries, were $12 million, $11 million and $9.1 million, respectively.

The Oceaneering International, Inc. Supplemental Executive Retirement Plan covers selected key management employees and executives, as approved by the Compensation Committee of our Board of Directors (the "Compensation Committee"). Under this plan, we accrue an amount determined as a percentage of the participant's gross monthly salary and the amounts accrued are treated as if they are invested in one or more investment vehicles pursuant to this plan. Expenses related to this plan during 2019, 2018 and 2017 were $3.0 million, $2.8 million and $3.2 million, respectively.
We had a defined benefit plan covering some of our employees in the U.K. The assets of the U.K. plan were invested in individual pensioners' annuities in anticipation of the plan settlement, which occurred in the fourth quarter of 2018. There were no plan assets or obligations for the U.K plan as of December 31, 2019 or 2018.
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
In 2019, 2018 and 2017, the Compensation Committee granted awards of performance units to certain of our key executives and employees. The performance units awarded are scheduled to vest in full on the third anniversary of the award date, or pro rata over three years if the participant meets certain age and years of service requirements. The Compensation Committee and the Board of Directors approved specific financial goals and measures (as defined), for each of the three-year periods ending December 31, 2021, 2020 and 2019 to be used as the basis for the final value of the performance units. The final value of the performance unit granted may range from $0 to $200 in each of 2019, 2018 and 2017. Upon vesting and determination of value, the value of the performance units will be payable in cash. Compensation expense related to the performance units was $9.7 million, $3.9 million and $4.2 million in 2019, 2018 and 2017, respectively. As of December 31, 2019, there were 319,263 performance units outstanding.
During 2019, 2018 and 2017, the Compensation Committee granted restricted units of our common stock to certain of our key executives and employees. During 2019, 2018 and 2017, our Board of Directors granted restricted common stock to our nonemployee directors. Over 80%, 85%, and 80% of the grants made to our employees in 2019, 2018 and 2017, respectively, vest in full on the third anniversary of the award date, conditional upon continued employment. The remainder of the grants made to employees vest pro rata over three years, as these participants meet certain age and years-of-service requirements. For the grants of restricted stock units to each of the participant employees, the participant will be issued a share of our common stock for the participant's vested restricted stock units at the earlier of three years or, if the participant vested earlier after meeting the age and service requirements, following termination of employment or service. The grants of restricted stock to our nonemployee directors were scheduled to vest in full on the first anniversary of the award date conditional upon continued service as a director, with one exception.  In February 2017, we granted shares of restricted common stock to a director who had given written notice of his intention to retire from our board of directors. Those shares were to vest if the director's service continued until the election of directors at our subsequent annual meeting of shareholders in May 2017.  The director fulfilled that requirement by resigning concurrent with that election and the shares of restricted stock became vested.
The Compensation Committee has a policy that Oceaneering will not provide U.S. federal income tax gross-up payments to any of its directors or executive officers in connection with future awards of restricted stock or stock units. This policy had no effect on the existing service agreement with our Chairman, which provides for tax gross-up payments that could become applicable to such future awards in limited circumstances, such as following a change in control of Oceaneering.

The additional tax charge realized from tax deductions less than the financial statement expense of our restricted stock grants was $1.0 million, $2.1 million and $3.1 million in 2019, 2018 and 2017, respectively. The 2019, 2018 and 2017 charges were recognized in our Consolidated Statements of Operations.

The following is a summary of our restricted stock and restricted stock unit activity for 2019, 2018 and 2017:

	Number	Weighted Average Fair Value	Aggregate Intrinsic Value
Balance as of December 31, 2016	1,052,007	43.48
Granted	489,514	26.70
Issued	(277,968)	61.90	$7,038,000
Forfeited	(81,748)	34.15
Balance as of December 31, 2017	1,181,805	32.84
Granted	653,286	18.05
Issued	(320,147)	47.62	$5,993,000
Forfeited	(71,047)	24.87
Balance as of December 31, 2018	1,443,897	23.27
Granted	957,734	18.12
Issued	(495,527)	48.65	$8,154,000
Forfeited	(164,769)	22.86
Balance as of December 31, 2019	1,741,335	22.62

The restricted stock units granted in 2019, 2018 and 2017 carry no voting rights and no dividend rights. Each grantee of shares of restricted common stock is deemed to be the record owner of those shares during the restriction period, with the right to vote and receive any dividends on those shares.
Grants of restricted stock units are valued at their estimated fair values as of their respective grant dates. The grants in 2019, 2018 and 2017 were subject only to vesting conditioned on continued employment or service as a nonemployee director; therefore, these grants were valued at the grant date fair market value using the closing price of our stock on the New York Stock Exchange.
Compensation expense under the restricted stock plans was $10 million, $10 million and $11 million for 2019, 2018 and 2017, respectively. As of December 31, 2019, we had $11 million of future expense to be recognized related to our restricted stock unit plans over a weighted average remaining life of 1.7 years.

Post-Employment Benefit
In 2001, we entered into an agreement with our Chairman who was also then our Chief Executive Officer. That agreement was amended in 2006 and in 2008. Pursuant to the amended agreement, the Chairman relinquished his position as Chief Executive Officer in May 2006 and began his post-employment service period on December 31, 2006, which continued through August 15, 2011, during which service period the Chairman, acting as an independent contractor, agreed to serve as nonexecutive Chairman of our Board of Directors. The agreement provides the Chairman with post-employment benefits for ten years following August 15, 2011. The agreement also provides for medical coverage on an after-tax basis to the Chairman, his spouse and children for their lives. We recognized the net present value of the post-employment benefits over the expected service period. Our total accrued liabilities, current and long-term, under this post-employment benefit were $2.5 million and $3.2 million as of December 31, 2019 and 2018, respectively.
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

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
(in thousands, except per share data)

	2019
Quarter Ended	March 31	June 30	Sept. 30	Dec. 31	Total
Revenue	$493,886	$495,781	$497,647	$560,810	$2,048,124
Gross margin	27,587	41,983	49,061	(20,387)	98,244
Income (loss) from operations	(21,714)	(9,635)	(5,194)	(254,170)	(290,713)
Net income (loss)	(24,827)	(35,182)	(25,523)	(262,912)	(348,444)
Diluted earnings (loss) per share	$(0.25)	$(0.36)	$(0.26)	$(2.66)	$(3.52)
Weighted average number of diluted shares outstanding	98,714	98,929	98,930	98,930	98,876

	2018
Quarter Ended	March 31	June 30	Sept. 30	Dec. 31	Total
Revenue	$416,413	$478,674	$519,300	$495,095	$1,909,482
Gross margin	18,828	29,728	47,635	33,035	129,226
Income (loss) from operations	(27,149)	(19,637)	(1,552)	(97,144)	(145,482)
Net income (loss)	(49,133)	(33,076)	(65,979)	(64,139)	(212,327)
Diluted earnings (loss) per share	$(0.50)	$(0.34)	$(0.67)	$(0.65)	$(2.16)
Weighted average number of diluted shares outstanding	98,383	98,531	98,533	98,534	98,496