Form 10-Q
period 2020-03-31
OCEANEERING INTERNATIONAL INC
filed 2020-05-15
CIK 73756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
☐ Yes   ☑ No
Number of shares of Common Stock outstanding as of May 8, 2020: 99,267,911

Oceaneering International, Inc.
Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	Mar 31, 2020	Dec 31, 2019
(in thousands, except share data)
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$307,460	$373,655
Accounts receivable, net	372,966	421,360
Contract assets, net	237,107	221,288
Inventory, net	166,360	174,744
Other current assets	68,013	53,389
Total Current Assets	1,151,906	1,244,436
Property and equipment, at cost	2,450,116	2,622,185
Less accumulated depreciation	1,778,288	1,845,653
Net property and equipment	671,828	776,532
Other Assets:
Goodwill	73,987	405,079
Other noncurrent assets	132,263	151,378
Right-of-use operating lease assets	135,113	163,238
Total other assets	341,363	719,695
Total Assets	$2,165,097	$2,740,663
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$124,898	$145,933
Accrued liabilities	298,906	337,681
Contract liabilities	61,929	117,342
Total current liabilities	485,733	600,956
Long-term debt	806,396	796,516
Long-term operating lease liabilities	150,839	160,988
Other long-term liabilities	85,470	106,794
Commitments and contingencies
Equity:
Common stock, par value $0.25 per share; 360,000,000 shares authorized; 110,834,088 shares issued	27,709	27,709
Additional paid-in capital	189,322	207,130
Treasury stock; 11,567,024 and 11,903,252 shares, at cost	(662,386)	(681,640)
Retained earnings	1,480,373	1,850,244
Accumulated other comprehensive loss	(404,422)	(334,097)
Oceaneering shareholders' equity	630,596	1,069,346
Noncontrolling interest	6,063	6,063
Total equity	636,659	1,075,409
Total Liabilities and Equity	$2,165,097	$2,740,663

The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
(in thousands, except per share data)	2020	2019
Revenue	$536,668	$493,886
Cost of services and products	489,916	466,299
Gross margin	46,752	27,587
Selling, general and administrative expense	55,741	49,301
Long-lived assets impairments	68,763	—
Goodwill impairment	303,005	—
Income (loss) from operations	(380,757)	(21,714)
Interest income	1,277	2,604
Interest expense, net of amounts capitalized	(12,462)	(9,424)
Equity in income (losses) of unconsolidated affiliates	1,197	(164)
Other income (expense), net	(7,128)	719
Income (loss) before income taxes	(397,873)	(27,979)
Provision (benefit) for income taxes	(30,275)	(3,152)
Net Income (Loss)	$(367,598)	$(24,827)

Weighted-average shares outstanding
Basic	99,055	98,714
Diluted	99,055	98,714
Earnings (loss) per share
Basic	$(3.71)	$(0.25)
Diluted	$(3.71)	$(0.25)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three Months Ended March 31,
(in thousands)	2020	2019
Net income (loss)	$(367,598)	$(24,827)
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	(70,325)	6,246
Total other comprehensive income (loss)	(70,325)	6,246
Comprehensive income (loss)	$(437,923)	$(18,581)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
(in thousands)	2020	2019
Cash Flows from Operating Activities:
Net income (loss)	$(367,598)	$(24,827)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization, including goodwill impairment	356,196	52,486
Loss on impairment of long-lived assets	68,763	—
Deferred income tax provision (benefit)	(8,405)	(2,907)
Inventory write-downs	—	—
Net loss (gain) on sales of property and equipment and cost method investment	16	(11)
Noncash compensation	3,116	2,980
Noncash impact of lease accounting	647	—
Excluding the effects of acquisitions, increase (decrease) in cash from:
Accounts receivable and contract assets	30,303	22,181
Inventory	8,384	(15,026)
Proceeds from interest rate swaps	12,840	—
Other operating assets	(11,504)	1,010
Currency translation effect on working capital, excluding cash	(9,302)	371
Current liabilities	(102,784)	(15,058)
Other operating liabilities	(12,822)	(2,075)
Total adjustments to net income (loss)	335,448	43,951
Net Cash Provided by (Used in) Operating Activities	(32,150)	19,124
Cash Flows from Investing Activities:
Purchases of property and equipment	(27,229)	(29,964)
Distributions of capital from unconsolidated affiliates	405	—
Proceeds from sale of property and equipment	118	50
Net Cash Provided by (Used in) Investing Activities	(26,706)	(29,914)
Cash Flows from Financing Activities:
Other financing activities	(1,668)	(2,338)
Net Cash Provided by (Used in) Financing Activities	(1,668)	(2,338)
Effect of exchange rates on cash	(5,671)	632
Net Increase (Decrease) in Cash and Cash Equivalents	(66,195)	(12,496)
Cash and Cash Equivalents—Beginning of Period	373,655	354,259
Cash and Cash Equivalents—End of Period	$307,460	$341,763

The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Oceaneering Shareholders' Equity	Non-controlling Interest	Total Equity
(in thousands)
Balance, December 31, 2019	$27,709	$207,130	$(681,640)	$1,850,244	$(334,097)	$1,069,346	$6,063	$1,075,409
Cumulative effect of ASC 326 adoption	—	—	—	(2,273)	—	(2,273)	—	(2,273)
Net income (loss)	—	—	—	(367,598)	—	(367,598)	—	(367,598)
Other comprehensive income (loss) currency translation adjustments	—	—	—	—	(70,325)	(70,325)	—	(70,325)
Restricted stock unit activity	—	(11,816)	13,262	—	—	1,446	—	1,446
Restricted stock activity	—	(5,992)	5,992	—	—	—	—	—
Balance, March 31, 2020	$27,709	$189,322	$(662,386)	$1,480,373	$(404,422)	$630,596	$6,063	$636,659

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Oceaneering Shareholders' Equity	Non-controlling Interest	Total Equity
(in thousands)
Balance, December 31, 2018	$27,709	$220,421	$(704,066)	$2,204,548	$(339,377)	$1,409,235	$6,063	$1,415,298
Cumulative effect of ASC 842 adoption	—	—	—	(5,860)	—	(5,860)	—	(5,860)
Net income (loss)	—	—	—	(24,827)	—	(24,827)	—	(24,827)
Other comprehensive income (loss) currency translation adjustments	—	—	—	—	6,246	6,246	—	6,246
Restricted stock unit activity	—	(16,494)	17,137	—	—	643	—	643
Restricted stock activity	—	(5,143)	5,143	—	—	—	—	—
Balance, March 31, 2019	$27,709	$198,784	$(681,786)	$2,173,861	$(333,131)	$1,385,437	$6,063	$1,391,500

The accompanying Notes are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    SUMMARY OF MAJOR ACCOUNTING POLICIES

Basis of Presentation. Oceaneering International, Inc. ("Oceaneering," "we" or "us") has prepared these unaudited consolidated financial statements pursuant to instructions for quarterly reports on Form 10-Q, which we are required to file with the United States Securities and Exchange Commission (the "SEC"). These financial statements do not include all information and footnotes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). These financial statements reflect all adjustments that we believe are necessary to present fairly our financial position as of March 31, 2020 and our results of operations and cash flows for the periods presented. Except as otherwise disclosed herein, all such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in our annual report on Form 10-K for the year ended December 31, 2019. The results for interim periods are not necessarily indicative of annual results.
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
Allowances for Credit Loss—Financial Assets Measured at Amortized Costs. On January 1, 2020, we adopted Accounting Standard Update ("ASU") No. 2016-13, "Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments," as amended ("ASC 326"), which introduces a new credit reserving methodology known as the Current Expected Credit Loss ("CECL") model. The CECL model applies to financial assets measured at amortized costs, including accounts receivable, contract assets and held-to-maturity loan receivables. Under the CECL model, we identify allowances for credit loss based on future expected losses when accounts receivable, contract assets or held-to-maturity loan receivables are created rather than when losses are probable.
We use the loss-rate method in developing the allowance for credit losses, which involves identifying pools of assets with similar risk characteristics, reviewing historical losses within the last five years and consideration of reasonable supportable forecasts of economic indicators. Changes in estimates, developing trends and other new information could have material effects on future evaluations.
We monitor the credit quality of our accounts receivable and other financing receivable amounts by frequent customer interaction, following economic and industry trends and reviewing specific customer data. Our other receivable amounts include contract assets and held-to-maturity loan receivables which we consider to have a low risk of loss.
We are monitoring the impacts from the coronavirus (COVID-19) outbreak and volatility in the oil and natural gas markets on our customers and various counterparties. We have considered the current and expected economic and market conditions as a result of COVID-19 in determining credit loss expense for the period ended March 31, 2020.
As a result of the adoption of ASC 326, we recorded a cumulative-effect adjustment of $2.3 million that decreased retained earnings and increased the allowance for credit losses. As of March 31, 2020, our allowance for credit losses was $8.5 million for accounts receivable and $0.4 million for other receivables. We adopted ASC 326 using the modified retrospective method. Prior periods were not restated and reflect allowance for doubtful accounts of

$7.5 million at December 31, 2019, which we determined were needed using the specific identification method, in accordance with previously applicable GAAP.
We have elected to apply the practical expedient available under ASC 326 to exclude the accrued interest receivable balance that is included in our held-to-maturity loan receivables. The amount excluded as of March 31, 2020 was $1.5 million.
Accounts receivable are considered to be past-due after the end of the contractual terms agreed to with the customer. There were no material past-due amounts for our financial assets as of March 31, 2020. We generally do not require collateral from our customers.
See Note 2—"Accounting Standards Update"—for more information on our adoption of our adoption of ASU 326.
Inventory. Inventory is valued at the lower of cost or net realizable value. We determine cost using the weighted-average method.

Property and Equipment, Long-Lived Intangible Assets and Right-of-Use Operating Lease Assets. We provide for depreciation of assets included in property and equipment on the straight-line method over their estimated useful lives. We charge the costs of repair and maintenance of property and equipment to operations as incurred, while we capitalize the costs of improvements that extend asset lives or functionality. Upon the disposition of property and equipment, the related cost and accumulated depreciation accounts are relieved, and any resulting gain or loss is included as an adjustment to cost of services and products.
Long-lived intangible assets, primarily acquired in connection with business combinations, include trade names, intellectual property and customer relationships and are being amortized over their estimated useful lives.
Right-of-use operating lease assets are recognized based on the present value of the future minimum lease payments over the lease term at commencement or modification date. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate, based on the information available at commencement or modification date in determining the present value of future payments. In determining the incremental borrowing rate, we considered our external credit ratings, bond yields for us and peer companies, the risk-free rate in geographic regions where we operate, and the impact associated with providing collateral over a similar term as the lease for an amount equal to the lease payments. Our right-of-use operating lease assets also include any lease prepayments made and exclude lease incentives and initial direct costs incurred. Our lease terms may include options to extend or terminate the lease. These options are included in the lease term when it is reasonably certain that we will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.
We capitalize interest on assets where the construction period is anticipated to be more than three months. We capitalized no interest and $2.0 million of interest in the three-month periods ended March 31, 2020 and 2019, respectively. We do not allocate general administrative costs to capital projects.
Our management periodically, and upon the occurrence of a triggering event, reviews the realizability of our property and equipment, long-lived intangible assets and right-of-use operating lease assets to determine whether any events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable. For long-lived assets to be held and used, we base our evaluation on impairment indicators such as the nature of the assets, the future economic benefits of the assets, any historical or future profitability measurements and other external market conditions or factors that may be present. If such impairment indicators are present or other factors exist that indicate that the carrying amount of an asset may not be recoverable, we determine whether an impairment has occurred by utilization of an undiscounted cash flows analysis of the asset at the lowest level for which identifiable cash flows exist. If an impairment has occurred, we recognize a loss for the difference between the carrying amount and the fair value of the asset.
Due to the protracted energy downturn compounded with demand destruction and insufficient control of supply levels, our customers' continued focus on cost discipline, and adverse impacts of COVID-19, we determined that impairment indicators were present within certain of our asset groups in our Subsea Products, Subsea Projects and Advanced Technologies segments in the first quarter of 2020. For our Subsea Products segments, impairment indicators were present in our Subsea Distributions Solutions asset group. For our Subsea Projects segment, impairment indicators were present in our Shallow Water vessels, Renewables and Special Projects and Global Data Solutions asset groups. For our Advanced Technologies segment, impairment indicators were present in our

Oceaneering Entertainment Systems and Oceaneering AGV Systems asset groups. To measure market value for our asset groups, we used the following approaches:

•	Subsea Distribution Solutions U.K. - We utilized the cost approach and considered economic obsolescence under the income approach to determine fair value of the property and equipment.

•	Subsea Distribution Solutions Brazil and Angola - We utilized a combination of market and cost approaches to measure fair values.

•	Shallow Water vessels - We utilized the cost approach and considered historical, current and anticipated dayrates and utilization to measure market value.

•	Renewables and Special Projects - We utilized a combination of market and cost approaches to measure fair values.

•	Oceaneering Entertainment Systems and Oceaneering AGV Systems - We utilized a combination of market and cost approaches to measure fair value.
Our estimates of fair values for the asset groups in our Subsea Products, Subsea Projects and Advanced Technologies segments required us to use significant unobservable inputs, classified as Level 3 fair value measurements, including assumptions related to future performance, risk-adjusted discount rates, future commodity prices and demand for our services and estimates of expected realizable value. For our cash flow projections, we utilized a weighted average cost of capital ranging between 12% and 15% and a terminal value based on the Gordon Growth Model assuming an expected long-term growth rate of 2%.
We determined that the carrying values exceeded the estimated fair values and, as a result, recorded impairments as noted below:

	Three Months Ended March 31, 2020
(in thousands)	Property and Equipment, Net	Intangible Assets	Right-of-Use Operating Lease Assets	Total
Subsea Products
Subsea Distribution Solutions U.K.	$6,543	$—	$—	$6,543
Subsea Distribution Solutions Brazil	9,834	—	—	9,834
Subsea Distribution Solutions Angola	25,941	—	12,541	38,482
Subsea Projects
Shallow Water vessels	3,894	—	—	3,894
Renewables and Special Projects group	3,628	—	—	3,628
Global Data Solutions	—	167	—	167
Advanced Technologies
Oceaneering Entertainment Systems	1,593		3,472	5,065
Oceaneering AGV Systems	145	310	695	1,150
Total long-lived assets impairments	$51,578	$477	$16,708	$68,763

For additional information regarding write-downs and write-offs of property and equipment, long-lived intangible assets and right-of-use operating lease assets in the three months ended March 31, 2020 and December 31, 2019, see Note 9—"Business Segment Information." We did not record any impairments of long-lived assets in the three months ended March 31, 2019.
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

In our evaluation of goodwill, we perform a qualitative or quantitative impairment test. Under the qualitative approach, if we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we are required to perform the quantitative analysis to determine the fair value for the reporting unit. Thereafter, we compare the fair value of the reporting unit with its carrying amount and recognize an impairment loss for the amount by which the carrying amount exceeds the fair value of the reporting unit. The loss recognized should not exceed the total amount of goodwill allocated to the reporting unit. We also consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable.
Our estimates of fair values for our reporting units required us to use significant unobservable inputs, classified as Level 3 fair value measurements, including assumptions related to future performance, risk-adjusted discount rates, future commodity prices and demand for our services and estimates of expected realizable value. For our cash flow projections for the three-months ended March 31, 2020, we utilized a weighted average cost of capital ranging between 12% and 15% and a terminal value based on the Gordon Growth Model assuming an expected long-term growth rate of 2%.
Due to the protracted energy downturn compounded with demand destruction and insufficient control of supply levels, our customers' continued focus on cost discipline, and adverse impacts of COVID-19, we determined that impairment indicators were present in the first quarter of 2020 and we were required to perform a quantitative analysis for our Subsea Products-Service, Technology and Rentals ("ST&R"), Subsea Products-Manufactured Products, Subsea Projects, Asset Integrity and Advanced Technologies-Commercial reporting units. Based on these quantitative analyses, the fair value was determined to be less than the carrying value for each of those reporting units with the exclusion of Subsea Products-Manufactured Products. As a result, for our Subsea Products-ST&R, Subsea Projects, Asset Integrity and Advanced Technologies-Commercial reporting units, we recorded pre-tax goodwill impairment losses of $51 million, $130 million, $111 million and $11 million, respectively. For our ROV and Advanced Technologies-Government reporting units, qualitative assessments were performed; and we concluded that it was more likely than not the fair value of the reporting units were more than the carrying value of the reporting unit and, therefore, no impairment was required.
In the fourth quarter of 2019, we were required to perform a quantitative analysis for our Subsea Projects and Asset Integrity reporting units. Based on these quantitative tests, we determined that the fair value for our Subsea Projects reporting unit exceeded the carrying amount and there was no impairment. For our Asset Integrity reporting unit, the fair value was less than the carrying value and, as a result, we recorded a pre-tax goodwill impairment loss of $15 million. For the remaining reporting units, qualitative assessments were performed; and we concluded that it was more likely than not the fair value of the reporting unit was more than the carrying value of the reporting unit and, therefore, no impairment was required.

Besides the goodwill impairments discussed above, the changes in our reporting units' goodwill balances during the periods presented are from currency exchange rate changes. For information regarding goodwill by business segment, see Note 9-"Operations by Business Segment and Geographic Area."
Business Acquisitions. We account for business combinations using the acquisition method of accounting, with acquisition prices being allocated to the assets acquired and liabilities assumed based on their fair values as of the respective dates of acquisition.
Foreign Currency Translation. The functional currency for several of our foreign subsidiaries is the applicable local currency. Results of operations for foreign subsidiaries with functional currencies other than the U.S. dollar are translated into U.S. dollars using average exchange rates during the period. Assets and liabilities of these foreign subsidiaries are translated into U.S. dollars using the exchange rates in effect as of the balance sheet date, and the resulting translation adjustments are recognized, net of tax, in accumulated other comprehensive income (loss) as a component of shareholders' equity. All foreign currency transaction gains and losses are recognized currently in the Consolidated Statements of Operations.

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

In our service-based business lines, we principally charge on a dayrate basis for services provided. In our product-based business lines, predominantly in our Subsea Products segment, we recognize revenue and profit using the percentage-of-completion method and exclude uninstalled materials and significant inefficiencies from the measure of progress.

We apply judgment in the determination and allocation of transaction price to performance obligations, and the subsequent recognition of revenue, based on the facts and circumstances of each contract. We routinely review estimates related to our contracts and, where required, reflect revisions to profitability in earnings immediately. If an element of variable consideration has the potential for a significant future reversal of revenue, we will constrain that variable consideration to a level intended to remove the potential future reversal. If a current estimate of total contract cost indicates an ultimate loss on a contract, we recognize the projected loss in full when we determine it. In prior years, we have recorded adjustments to earnings as a result of revisions to contract estimates; however, we did not have any material adjustments during the three months ended March 31, 2020 and 2019. There could be significant adjustments to overall contract costs in the future, due to changes in facts and circumstances.

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

Leases. On January 1, 2019 we adopted ASU 2016-02, "Leases (Topic 842"), ("ASC 842"), which requires lessees to recognize right-of-use assets ("ROU assets") and lease liabilities for virtually all leases and updates previous accounting standards for lessors to align certain requirements of the new leases standard and the revenue recognition accounting standard. We elected to apply the transition method that allowed us to apply this update at the adoption date and adopted the package of practical expedients that permitted us to retain the identification and classification of leases made under the previously applicable accounting standards. The adoption of this ASU as of January 1, 2019 resulted in a cumulative effect adjustment of $5.9 million recorded to retained earnings, with corresponding adjustments to increase ROU assets and lease liabilities by $185 million and $191 million, respectively. The adoption of this ASU did not materially affect our net earnings and had no impact on cash flows. Comparative information with respect to prior periods has not been retrospectively restated and continues to be reported under the accounting standards in effect for those periods.
We determine whether a contract is or contains a lease at inception, whether as a lessee or a lessor. We take into consideration the elements of an identified asset, right to control and the receipt of economic benefit in making these determinations.
As a lessor, we lease certain types of equipment along with the provision of services and utilize the expedient allowing us to combine the lease and non-lease components into a combined component that is accounted for (1) under ASC 842, when the lease component is predominant, and (2) under the accounting standard "Revenue from Contracts with Customers" ("ASC 606"), where the service component is predominant. In general, when we have a service component, it is typically the predominant element and leads to accounting under ASC 606.
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
As a lessee, we lease land, buildings, vessels and equipment for the operation of our business and to support some of our service line revenue streams. These generally carry lease terms that range from days for operational and support equipment to fifteen years for land and buildings. These leases are negotiated on commercial terms at market rates and many carry standard options to extend or terminate at our discretion. When the exercise of those options is reasonably certain, we include them in the lease assessment. Our leases do not contain material restrictions or covenants that impact our accounting for them, nor do we provide residual value guarantees.
As a lessee, we utilize the expedients to not recognize leases with an initial lease term of 12 months or less on the balance sheet and to combine lease and non-lease components together and account for the combined component as a lease for all asset classes, except real estate.
Right-of-use operating lease assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement or modification date. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate, based on the information available at commencement or modification date in determining the present value of future payments. In determining the incremental borrowing rate, we considered our external credit ratings, bond yields for us and our identified peers, the risk-free rate in geographic regions where we operate, and the impact associated with providing collateral over a similar term as the lease for an amount equal to the lease payments. Our right-of-use operating lease assets also include any lease prepayments made and exclude lease incentives and initial direct costs incurred. Our lease terms may include options to extend or terminate the lease. These options are included in the lease term when it is reasonably certain that we will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.
See "Property and Equipment, Long-Lived Intangible Assets and Right-of-Use Operating Lease Assets" above for more information on determination of impairment indicators for our right-of-use assets.

2.    ACCOUNTING STANDARDS UPDATE

Recently Adopted Accounting Standards. On January 1, 2020, we adopted ASC 326, which introduces a new credit reserving model known as the CECL model. The adoption of ASC 326 did not materially affect our net earnings and had no impact on cash flows. Comparative information with respect to prior periods has not been retrospectively restated and continues to be reported under the accounting standards in effect for those periods.

In August 2018, the Financial Accounting Standards Board (the "FASB") issued ASU 2018-13, “Changes to the Disclosure Requirements for Fair Value Measurement” ("ASU 2018-13"). This standard eliminated the prior requirement to disclose the amount or reason for transfers between level 1 and level 2 of the fair value hierarchy and the requirement to disclose the valuation methodology for level 3 fair value measurements. The standard added disclosure requirements for level 3 fair value measurements, including the requirement to disclose the changes in unrealized gains and losses in other comprehensive income during the period and the disclosure of other relevant quantitative information for certain unobservable inputs. The adoption of ASU 2018-13 on January 1, 2020, did not have a material impact on our disclosures.

Recently Issued Accounting Standards. In December 2019, the FASB issued ASU No. 2019-12, "Simplifying the Accounting for Income Taxes" (“ASU 2019-12”), which simplifies the accounting for income taxes, eliminates certain exceptions within ASC 740, "Income Taxes," and clarifies certain aspects of the current guidance to promote consistency among reporting entities. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020. Most amendments within the standard are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. We are evaluating the impact and do not expect this ASU to have a material impact on our consolidated financial statements.

In March 2020, the FASB issued ASU No. 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting," which provides temporary optional expedients and exceptions to existing guidance on applying contract modifications and hedge accounting to facilitate the market transition from existing reference rates, such as the London Interbank Offered Rate (“LIBOR”), which is scheduled to be phased out in 2021, to alternate rates such as the Secured Overnight Financing Rate ("SOFR"). Entities may elect to apply the provisions of this new standard as early as March 12, 2020 until December 31, 2022, when the reference rate replacement activity is expected to be complete. We have not yet elected an adoption date. We continue to evaluate the impact and do not expect this ASU to have a material impact on our consolidated financial statements.

3.    REVENUE

Revenue by Category

We recognized revenue, disaggregated by business segment, geographical region, and timing of transfer of goods or services, as follows:

	Three Months Ended
(in thousands)	Mar 31, 2020	Mar 31, 2019	Dec 31, 2019
Business Segment:
Energy Services and Products
Remotely Operated Vehicles	$111,780	$100,346	$116,020
Subsea Products	194,838	128,844	183,659
Subsea Projects	61,455	89,728	86,728
Asset Integrity	59,132	60,689	61,835
Total Energy Services and Products	427,205	379,607	448,242
Advanced Technologies	109,463	114,279	112,568
Total	$536,668	$493,886	$560,810

	Three Months Ended
(in thousands)	Mar 31, 2020	Mar 31, 2019	Dec 31, 2019
Geographic Operating Areas:
Foreign:
Africa	$63,417	$87,106	$70,421
United Kingdom	60,787	53,298	76,078
Norway	52,184	42,466	55,169
Asia and Australia	45,680	41,426	47,558
Brazil	26,489	17,763	26,686
Other	24,659	21,222	27,857
Total Foreign	273,216	263,281	303,769
United States	263,452	230,605	257,041
Total	$536,668	$493,886	$560,810

Timing of Transfer of Goods or Services:
Revenue recognized over time	$498,307	$461,245	$523,518
Revenue recognized at a point in time	38,361	32,641	37,292
Total	$536,668	$493,886	$560,810

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

The following table provides information about contract assets, and contract liabilities from contracts with customers:

(in thousands)	Mar 31, 2020	Dec 31, 2019
Contract assets	$237,107	$221,288
Contract liabilities	61,929	117,342

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

During the three months ended March 31, 2020, contract assets increased by $16 million from the balance at December 31, 2019, due to revenue earned of $456 million, which exceeded the timing of billings of approximately $440 million. Contract liabilities decreased $55 million from the balance at December 31, 2019, due to revenue recognition of $66 million in excess of deferrals of milestone payments that totaled $11 million. There were no cancellations, impairments or other significant impacts in the period that relate to other categories of explanation.

Performance Obligations

As of March 31, 2020, the aggregate amount of the transaction price allocated to remaining performance obligations was $325 million. In arriving at this value, we have used two expedients available to us and are not disclosing amounts in relation to performance obligations: (1) that are part of contracts with an original expected duration of one year or less; or (2) on contracts where we recognize revenue in line with the billing. Of this amount, we expect to recognize revenue of $232 million over the next 12 months and substantially all of the remaining balance of $93 million will be recognized within the next 24 months.

Due to the nature of our service contracts in our Remotely Operated Vehicle, Subsea Projects, Asset Integrity and Advanced Technologies segments, the majority of our contracts either have initial contract terms of one year or less or have customer option cancellation clauses that lead us to consider the original expected duration of one year or less.

In our Subsea Products and Advanced Technologies segments, we have long-term contracts that extend beyond one year, and these make up the majority of the performance obligations balance reported as of March 31, 2020. We also have shorter-term product contracts with an expected original duration of one year or less that have been excluded.

Where appropriate, we have made estimates within the transaction price of elements of variable consideration within the contracts and constrained those amounts to a level where we consider it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. The amount of revenue recognized in the three months ended March 31, 2020 that was associated with performance obligations completed or partially completed in prior periods was not significant.

As of March 31, 2020, there were no significant outstanding liability balances for refunds or returns due to the nature of our contracts and the services and products we provide. Our warranties are limited to assurance warranties that are of a standard length and are not considered to be a material right. The majority of our contracts consist of a single performance obligation. When there are multiple obligations, we look for observable evidence of stand-alone selling prices on which to base the allocation. This involves judgment as to the appropriateness of the observable evidence relating to the facts and circumstances of the contract. If we do not have observable evidence, we estimate stand-alone selling prices by taking a cost-plus-margin approach, using typical margins from the type of product or service, customer and regional geography involved.

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

Costs to fulfill a contract primarily consist of certain mobilization costs incurred to provide services or products to our customers. These costs are deferred and amortized over the period of contract performance. The closing balance of costs to fulfill a contract was $13 million and $15 million as of March 31, 2020 and December 31, 2019, respectively. For the three-month periods ended March 31, 2020 and 2019, we recorded amortization expense of $1.9 million and $2.6 million, respectively. No impairment costs were recognized.

4.    SELECTED BALANCE SHEET INFORMATION
The following is information regarding selected balance sheet accounts:

(in thousands)	Mar 31, 2020	Dec 31, 2019
Inventory:
Remotely operated vehicle parts and components	$72,590	$76,120
Other inventory, primarily raw materials	93,770	98,624
Total	$166,360	$174,744

Other current assets:
Prepaid expenses	$57,834	$43,210
Angolan bonds	10,179	10,179
Total	$68,013	$53,389

Accrued liabilities:
Payroll and related costs	$105,956	$137,001
Accrued job costs	56,982	54,387
Income taxes payable	36,024	36,996
Current operating lease liability	18,793	19,863
Other	81,151	89,434
Total	$298,906	$337,681

5.    INCOME TAXES

Due to the economic uncertainty presented by COVID-19 and the current volatility in the oil and natural gas markets, we believe using a discrete tax provision method for the period ended March 31, 2020, based on actual earnings for the quarter, is a more reliable method for providing for income taxes because our annual effective tax rate as calculated under ASC 740-270 is highly sensitive to changes in estimates of total ordinary income (loss). The tax provision is based on (1) our earnings for the period and other factors affecting the tax provision and (2) the operations of foreign branches and subsidiaries that are subject to local income and withholding taxes. Factors that affect our tax rate include our profitability levels in general and the geographic mix in the sources of our results. The effective tax rate for the three months ended March 31, 2020 and March 31, 2019 was different than the federal statutory rate of 21%, primarily due to the 2020 enactment of the U.S. Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"), the geographic mix of operating revenue and results, and changes in uncertain tax positions and other discrete items. We continue to make an assertion to indefinitely reinvest the unrepatriated earnings of any foreign subsidiary that would incur incremental tax consequences upon the distribution of such earnings. Therefore, we do not believe a discussion of the effective tax rate is meaningful.

In the three-month period ended March 31, 2020, we recognized tax benefit of $42.2 million from discrete items, primarily related to an $33.8 million benefit related to the CARES Act and $9.7 million of uncertain tax positions, partially offset by $1.0 million related to share-based compensation and $0.3 million associated with various other matters. Under the CARES Act, we expect to file a carryback claim for the U.S. net operating loss generated in 2019 to tax year 2014. We also intend to file an amended 2013 income tax return utilizing foreign tax credits released from the 2014 income tax return. As a result, we expect to receive refunds of approximately $16 million and $18 million related to the 2014 and 2013 tax years, respectively. These refunds are classified as income taxes receivable in the consolidated balance sheet as of March 31, 2020. We also realized a non-cash tax benefit of $9.9 million due to the carryback provision of the CARES Act. Prior to enactment of the CARES Act, such net operating losses could only be carried forward. In the three-month period ended March 31, 2019, we recognized additional tax expense of $1.4 million from discrete items, primarily related to share-based compensation and valuation allowances.
We conduct our international operations in jurisdictions that have varying laws and regulations with regard to income and other taxes, some of which are subject to interpretation. We recognize the expense or benefit for a tax position if it is more likely than not to be sustainable upon audit by the applicable taxing authority. If this threshold is met, the tax expense or benefit is then measured and recognized at the largest amount that we believe is greater than 50% likely of being realized upon ultimate settlement.
We account for any applicable interest and penalties on uncertain tax positions as a component of our provision for income taxes on our financial statements. Including associated foreign tax credits, penalties and interest, we have accrued a net total of $11 million and $21 million in other long-term liabilities on our balance sheet for unrecognized tax liabilities as of March 31, 2020 and December 31, 2019, respectively. Changes in management's judgment related to those liabilities would affect our effective income tax rate in the periods of change.
Our tax returns are subject to audit by taxing authorities in multiple jurisdictions. These audits often take years to complete and settle. The following table lists the earliest tax years open to examination by tax authorities where we have significant operations:

Jurisdiction	Periods
United States	2014
United Kingdom	2018
Norway	2015
Angola	2013
Brazil	2015

We have ongoing tax audits in various jurisdictions.  The outcome of these audits may have an impact on uncertain tax positions for income tax returns subsequently filed in those jurisdictions.

6.    DEBT
Long-term debt consisted of the following:

(in thousands)	Mar 31, 2020	Dec 31, 2019

4.650% Senior Notes due 2024	$500,000	$500,000
6.000% Senior Notes due 2028	300,000	300,000
Fair value of interest rate swaps on $200 million of principal	—	3,235
Unamortized hedge accounting adjustments	12,840	—
Unamortized debt issuance costs	(6,444)	(6,719)
Long-term debt	$806,396	$796,516

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

In February 2018, we entered into Agreement and Amendment No. 4 to the Credit Agreement ("Amendment No. 4"). Amendment No. 4 amended the Credit Agreement to, among other things, extend the maturity of the Revolving Credit Facility to January 25, 2023 with the extending lenders, which represent 90% of the existing commitments of the lenders, such that the total commitments for the Revolving Credit Facility will be $500 million until October 25, 2021, and thereafter $450 million until January 25, 2023. As of March 31, 2020, we had no borrowings outstanding under the Revolving Credit Facility.

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

The Credit Agreement contains various covenants that we believe are customary for agreements of this nature, including, but not limited to, restrictions on our ability and the ability of each of our subsidiaries to incur debt, grant liens, make certain investments, make distributions, merge or consolidate, sell assets and enter into certain restrictive agreements. We are also subject to a maximum adjusted total Capitalization Ratio (as defined in the Credit Agreement) of 55%. The Credit Agreement includes customary events of default and associated remedies. As of March 31, 2020, we were in compliance with all the covenants set forth in the Credit Agreement.

We had two interest rate swaps relating to a total of $200 million of the 2024 Senior Notes for the period to November 2024. The agreements swapped the fixed interest rate of 4.650% on $100 million of the 2024 Senior Notes to the floating rate of one-month LIBOR plus 2.426% and on another $100 million to one-month LIBOR plus 2.823%. In March 2020, we settled both interest rate swaps with the counterparty for cash proceeds of $13 million. The settlement had no impact on our earnings for the three months ended March 31, 2020 and resulted in a $13 million adjustment to increase our long-term debt balance that will be amortized to interest expense prospectively through the maturity date for the 2024 Senior Notes using the effective interest method. See Note 7—"Commitments and Contingencies" for more information on our interest rate swaps.

We incurred $6.9 million and $4.2 million of issuance costs related to the 2024 Senior Notes and the 2028 Senior Notes, respectively, and $3.0 million of loan costs, including costs of the amendments prior to Amendment No. 4, related to the Credit Agreement. The costs, net of accumulated amortization, are included as a reduction of long-term debt on our Consolidated Balance Sheets, as they pertain to the Senior Notes, and in other noncurrent assets, as they pertain to the Credit Agreement. We are amortizing these costs to interest expense through the respective maturity dates for the Senior Notes and to January 2023 for the Credit Agreement.

7.    COMMITMENTS AND CONTINGENCIES

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

We estimated the aggregate fair market value of the Senior Notes to be $325 million as of March 31, 2020, based on quoted prices. Since the market for the Senior Notes is not an active market, the fair value of the Senior Notes is classified within Level 2 in the fair value hierarchy under U.S. GAAP (inputs other than quoted prices in active markets for similar assets and liabilities that are observable or can be corroborated by observable market data for substantially the full terms for the assets or liabilities).

As our functional currency in Angola is the U.S. dollar, we recorded foreign currency transaction losses related to the kwanza of $1.9 million and less than $0.1 million in the three-month periods ended March 31, 2020 and 2019, respectively, as a component of other income (expense), net in our Consolidated Statements of Operations for those respective periods. Our foreign currency transaction losses related primarily to the remeasurement of our Angolan kwanza cash balances to U.S. dollars. Any conversion of cash balances from kwanza to U.S. dollars is controlled by the central bank in Angola. As of March 31, 2020 and December 31, 2019, we had the equivalent of approximately $6.2 million of kwanza cash balances in Angola reflected on our Consolidated Balance Sheets.
To mitigate our currency exposure risk in Angola, we have used kwanza to purchase equivalent Angolan central bank (Banco Nacional de Angola) bonds. The bonds are denominated as U.S. dollar equivalents, so that, upon payment of semi-annual interest and principal upon maturity, payment is made in kwanza, equivalent to the respective U.S. dollars at the then-current exchange rate. During 2018, we received a total of $70 million in proceeds from maturities and redemptions of Angolan bonds and reinvested $10 million of the proceeds in similar assets. As of March 31, 2020 and December 31, 2019, we had $10 million of Angolan bonds on our Consolidated Balance Sheets. Because we intend to sell the bonds if we are able to repatriate the proceeds, we have classified these bonds as available-for-sale securities, and they are recorded in other current assets on our Consolidated Balance Sheets.

We estimated the fair market value of the Angolan bonds to be $10 million as of March 31, 2020 and December 31, 2019 using quoted market prices. Since the market for the Angolan bonds is not an active market, the fair value of the Angolan bonds is classified within Level 2 in the fair value hierarchy under U.S. GAAP.

8.    EARNINGS (LOSS) PER SHARE, SHARE-BASED COMPENSATION AND SHARE REPURCHASE PLAN
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
During 2018, 2019 and through March 31, 2020, we granted restricted units of our common stock to certain of our key executives and employees. During 2018, 2019 and 2020, our Board of Directors granted restricted common stock to our nonemployee directors. The restricted stock units granted to our key executives and key employees generally vest in full on the third anniversary of the award date, conditional on continued employment. The restricted stock unit grants can vest pro rata over three years, provided the individual meets certain age and years-of-service requirements. The shares of restricted stock we grant to our nonemployee directors vest in full on the first anniversary of the award date, conditional on continued service as a director. Each grantee of shares of restricted stock is deemed to be the record owner of those shares during the restriction period, with the right to vote and receive any dividends on those shares. The restricted stock units outstanding have no voting or dividend rights.
For each of the restricted stock units granted in 2018 through March 31, 2020, at the earlier of three years after grant or at termination of employment or service, the grantee will be issued one share of our common stock for each unit vested. As of March 31, 2020 and December 31, 2019, respective totals of 2,195,304 and 1,741,335 shares of restricted stock and restricted stock units were outstanding.
We estimate that share-based compensation cost not yet recognized related to shares of restricted stock or restricted stock units, based on their grant-date fair values, was $18 million as of March 31, 2020. This expense is being recognized on a graded-vesting basis over three years for awards attributable to individuals meeting certain age and years-of-service requirements, and on a straight-line basis over the applicable vesting period of one or three years for the other awards.
Share Repurchase Plan. In December 2014, our Board of Directors approved a plan to repurchase up to 10 million shares of our common stock. Under this plan, in 2015, we repurchased 2.0 million shares. We have not repurchased any shares under this plan since December 2015. We account for the shares we hold in treasury under the cost method, at average cost.

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
There are no differences in the basis of segmentation or in the basis of measurement of segment profit or loss from those used in our consolidated financial statements for the year ended December 31, 2019.

The following table presents revenue, income (loss) from operations and depreciation and amortization expense by business segment for each of the periods indicated.

	Three Months Ended
(in thousands)	Mar 31, 2020	Mar 31, 2019	Dec 31, 2019
Revenue
Energy Services and Products
Remotely Operated Vehicles	$111,780	$100,346	$116,020
Subsea Products	194,838	128,844	183,659
Subsea Projects	61,455	89,728	86,728
Asset Integrity	59,132	60,689	61,835
Total Energy Services and Products	427,205	379,607	448,242
Advanced Technologies	109,463	114,279	112,568
Total	$536,668	$493,886	$560,810
Income (Loss) from Operations
Energy Services and Products
Remotely Operated Vehicles	$9,066	$1,418	$(18,660)
Subsea Products	(91,858)	(476)	(10,325)
Subsea Projects	(145,290)	2,892	(148,075)
Asset Integrity	(109,441)	(713)	(48,919)
Total Energy Services and Products	(337,523)	3,121	(225,979)
Advanced Technologies	(10,585)	9,599	5,270
Unallocated Expenses	(32,649)	(34,434)	(33,461)
Total	$(380,757)	$(21,714)	$(254,170)
Depreciation and Amortization, including Goodwill Impairment
Energy Services and Products
Remotely Operated Vehicles	$25,725	$27,990	$32,043
Subsea Products	62,454	12,991	30,992
Subsea Projects	143,346	7,882	14,541
Asset Integrity	111,385	1,634	30,529
Total Energy Services and Products	342,910	50,497	108,105
Advanced Technologies	12,178	830	766
Unallocated Expenses	1,108	1,159	1,199
Total	$356,196	$52,486	$110,070

We determine Income (Loss) from Operations for each business segment before interest income or expense, other income (expense) and provision for income taxes. We do not consider an allocation of these items to be practical.
Income (Loss) from Operations
Three Months Ended March 31, 2020—During the three months ended March 31, 2020, we recorded total adjustments of $386 million for:

•	loss on impairment of $69 million in our Subsea Products, Subsea Projects and Advanced Technologies segments for long-lived assets;

•	write-downs and write-offs of certain intangible assets as discussed below in "Depreciation and Amortization Expense" of $7.3 million;

•	pre-tax goodwill impairment of $303 million in our Subsea Products, Subsea Projects, Asset Integrity and Advanced Technologies segments; and

•	other expenses of $6.6 million.

These total adjustments of $386 million, attributable to each of our reporting segments, are summarized as follows:

•	Remotely Operated Vehicles - $0.7 million;

•	Subsea Products - $108 million;

•	Subsea Projects - $146 million;

•	Asset Integrity - $112 million; and

•	Advanced Technologies - $18 million.
Three Months Ended December 31, 2019—During the three months ended December 31, 2019, we recorded total adjustments of $252 million for:

•	loss on impairment of $143 million in our Subsea Projects segment for deepwater and shallow water vessels and Renewables and Special Projects long-lived assets;

•	write-downs and write-offs of certain equipment and intangible assets as discussed below in "Depreciation and Amortization Expense" of $45 million;

•	inventory write-downs of $21 million;

•	impairment of long-lived assets of $17 million in our Asset Integrity segment;

•	pre-tax goodwill impairment of $15 million in our Asset Integrity segment; and

•	other expenses of $12 million.
These total adjustments of $252 million, attributable to each of our reporting segments, are summarized as follows:

•	Remotely Operated Vehicles - $23 million;

•	Subsea Products - $25 million;

•	Subsea Projects - $153 million;

•	Asset Integrity - $49 million; and

•	Advanced Technologies - $1.6 million.
Depreciation and Amortization, including Goodwill Impairment
Depreciation expense on property and equipment, reflected in Depreciation and Amortization, including Goodwill Impairment in the table above, was $43 million, $49 million and $48 million in the three months ended March 31, 2020 and 2019 and December 31, 2019, respectively.
Amortization expense on long-lived intangible assets, reflected in Depreciation and Amortization, including Goodwill Impairment in the table above, was $2.6 million, $3.9 million and $3.0 million in the three months ended March 31, 2020 and 2019 and December 31, 2019, respectively.
Goodwill impairment expense, reflected in Depreciation and Amortization, including Goodwill Impairment in the table above, was $303 million, in the three months ended March 31, 2020, attributable to each reporting segment as follows:

•	Subsea Products - $51 million;

•	Subsea Projects - $130 million; and

•	Asset Integrity - $111 million; and

•	Advanced Technologies - $11 million.
Goodwill impairment expense, reflected in Depreciation and Amortization, including Goodwill Impairment in the table above, was $15 million in our Asset integrity segment in the three months ended December 31, 2019.
In the three months ended March 31, 2020, we also recorded the write-downs and write-offs of certain intangible assets of $7.3 million in our Subsea Projects segment, which is included in our first quarter 2020 Depreciation and Amortization, including Goodwill Impairment, of $356 million.
In the three months ended December 31, 2019, we also recorded the write-offs of certain equipment and intangible assets of $45 million, which is included in our fourth quarter 2019 Depreciation and Amortization, including Goodwill impairment of $110 million, attributable to each reporting segment as follows:

•	Remotely Operated Vehicles - $5.7 million;

•	Subsea Products - $19 million;

•	Subsea Projects - $6.1 million; and

•	Asset Integrity - $14 million.
Goodwill

The following table presents Goodwill by business segment:

(in thousands)	Mar 31, 2020	Dec 31, 2019
Goodwill
Energy Services and Products
Remotely Operated Vehicles	$23,609	$24,423
Subsea Products	39,924	99,409
Subsea Projects	—	131,768
Asset Integrity	—	127,637
Total Energy Services and Products	63,533	383,237
Advanced Technologies	10,454	21,842
Total	$73,987	$405,079

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements we make in this quarterly report on Form 10-Q are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements include, without limitation, statements regarding our expectations about:

•	free cash flow, which we define as net cash provided by operating activities less cash paid for purchases of property and equipment, in 2020 and in future periods;

•	future demand, order intake and business activity levels;

•	the adequacy of our liquidity, cash flows and capital resources;

•	the impacts of COVID-19 on the U.S. and the global economy, as well as on our business;

•	our expectations regarding tax refunds under the CARES Act;

•	our projected capital expenditures, unallocated expenses and cash tax payments for 2020;

•	our expectations regarding shares to be repurchased under our share repurchase plan;

•	the implementation of new accounting standards and related policies, procedures and controls;

•	seasonality; and

•	industry conditions.

These forward-looking statements are subject to various risks, uncertainties and assumptions, including those we have referred to under the headings "Risk Factors" and "Cautionary Statement Concerning Forward-Looking Statements" in Part I of our annual report on Form 10-K for the year ended December 31, 2019. Although we believe that the expectations reflected in such forward-looking statements are reasonable, because of the inherent limitations in the forecasting process, as well as the relatively volatile nature of the industries in which we operate, we can give no assurance that those expectations will prove to have been correct. Accordingly, evaluation of our future prospects must be made with caution when relying on forward-looking information.

The following discussion should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our annual report on Form 10-K for the year ended December 31, 2019.

Recent Developments Affecting Industry Conditions and Our Business
The ongoing coronavirus (COVID-19) outbreak, which the World Health Organization declared a pandemic and the U.S. Government declared a national emergency in March 2020, has reached more than 200 countries and has continued to be a rapidly evolving situation. The pandemic has resulted in widespread adverse impacts on the global economy and financial markets, and on our employees, customers, suppliers and other parties with whom we have business relations. We have experienced some resulting disruptions to our business operations, as the pandemic has continued to spread through most of our markets. For example, since mid-March, we have had to restrict access to our administrative offices around the world and quarantine personnel and assets as required by various governmental authorities and our own safety protocols.

Our first priority in our response to this crisis has been the health and safety of our employees and those of our customers and other business counterparties. We have implemented preventative measures and developed corporate and regional response plans to minimize unnecessary risk of exposure and prevent infection, while supporting our customers’ global operations to the best of our ability in the circumstances. We have implemented prevention measures and developed corporate and regional response plans based on guidance received from the World Health Organization, Centers for Disease Control and Prevention, International SOS and our corporate medical advisor. Our goal is to minimize exposure and prevent infection while ensuring the continued support of our customers’ operations. We have modified certain business and workforce practices (including those related to employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences) and implemented new protocols to promote social distancing and enhance sanitary measures in our offices and facilities to conform to government restrictions and best practices encouraged by governmental and regulatory authorities.

There is considerable uncertainty regarding the extent to which COVID-19 will continue to spread and the extent and duration of governmental and other measures implemented to try to slow the spread of the virus, such as large-scale travel bans and restrictions, border closures, quarantines, shelter-in-place orders and business and government shutdowns. Restrictions of this nature have caused, and may continue to cause, us, our suppliers and other business counterparties to experience operational delays, delays in the delivery of materials and supplies that are sourced from around the globe, and have caused, and may continue to cause, milestones or deadlines relating to various projects to be missed.

We have also received various notices from some of our suppliers and other business counterparties, and provided notices to several customers, regarding performance delays resulting from the pandemic. These actions may result in some disputes and could strain our relations with customers and others. If and to the extent these actions were to result in material modifications or cancellations of the underlying contracts, we could experience reductions in our currently reported backlog and in the anticipated conversion of backlog into revenue in future periods. In addition, worsening economic conditions could result in reductions in backlog over time, which would impact our future financial performance.

One of the impacts of the pandemic has been a significant reduction in global demand for oil and natural gas. For example, global demand for oil has dropped precipitously by approximately 14 million barrels per day since mid-February. This significant decline in demand has been met with a sharp decline in oil prices following the announcement of price reductions and production increases in March 2020 by members of the Organization of Petroleum Exporting Countries ("OPEC"), and other foreign, oil-exporting countries. The resulting supply/demand imbalance is having disruptive impacts on the oil and natural gas exploration and production industry and on other industries that serve exploration and production companies. These industry conditions, coupled with those resulting from the COVID-19 pandemic, are expected to lead to significant global economic contraction generally and in our industry in particular.

We expect to see continued volatility in oil and natural gas prices for the foreseeable future, which could, over the long term, adversely impact our business. A significant decline in exploration and development activities and related spending by our customers, whether due to decreases in demand or prices for oil and natural gas or otherwise, would have a material adverse effect on our business, cash flows, liquidity, financial condition and results of operations.

As of the date of this report, our efforts to respond to the challenges presented by the conditions described above and minimize the impacts to our business have yielded results as we have largely been able to maintain operational continuity on a worldwide basis. Our manufacturing, services operations, and other operating facilities have remained operational and our vessels have continued to perform. We have moved quickly to reduce costs, increase operational efficiencies and lower our capital spending. In addition, as of March 31, 2020, we had $307 million of cash on our balance sheet and our revolving credit facility was undrawn and remains available to support our operations. We have not required any funding under any COVID-19-related, U.S. federal or other governmental programs to support our operations, and we do not expect to have to utilize any such funding. We have experienced some increased absenteeism in our hourly workforce, but, so far, we have not experienced any resulting problems that we have not been able to manage. We are continuing to address concerns to protect the health and safety of our employees and those of our customers and other business counterparties, and this includes changes to comply with health-related guidelines as they are modified and supplemented.

In our March 31, 2020 press release, we announced that we had withdrawn our 2020 financial guidance. We are not providing operating results or EBITDA guidance for the second quarter and full year of 2020, due to the continuing, significant uncertainty impacting the majority of our businesses. Many of the markets we serve are being profoundly affected by the effects of and associated responses to COVID-19, as well as the significant reductions in customer spending as a result of the lower crude oil price environment.

We cannot predict the full impact that COVID-19 or the significant disruption and volatility currently being experienced in the oil and natural gas markets will have on our business, cash flows, liquidity, financial condition and results of operations at this time, due to numerous uncertainties. The ultimate impacts will depend on future developments beyond our control, which are highly uncertain and cannot be predicted, including, among others, the ultimate geographic spread of the virus, the consequences of governmental and other measures designed to prevent the spread of the virus, the development of effective treatments, the duration of the outbreak, actions taken by members of OPEC and other foreign oil-exporting countries, governmental authorities, customers, suppliers and other thirds parties, workforce availability, and the timing and extent to which normal economic and operating conditions resume. For additional discussion regarding risks associated with the COVID-19 pandemic, see Item 1A “Risk Factors” in this report.

Executive Overview

Our diluted earnings (loss) per share for the three months ended March 31, 2020 was $(3.71), as compared to $(0.25) for the corresponding period of the prior year. Our operating results adjusted for asset impairments and write-offs exceeded our expectations. The key factor in achieving these results was better-than-anticipated performance within our energy-focused businesses, which included the benefit from cost reduction measures implemented during the fourth quarter of 2019 and the first quarter of 2020.
For the second quarter and full year of 2020, we are not providing operating results or EBITDA guidance due to our businesses being impacted by the effects of COVID-19 and associated responses and customer spending reductions occurring as a result of the substantial reduction in crude oil demand and the lower oil price environment. We maintain our guidance that Unallocated Expenses are forecast to be in the high-$20 million range per quarter. We are further revising our guidance by lowering our annual capital expenditures to be in the range of $45 million to $65 million.
On March 27, 2020, the U.S. Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") was signed into law in the U.S. In accordance with the recently established rules and procedures under the CARES Act, we expect to file a carryback claim for the U.S. net operating loss generated in 2019 to tax year 2014. We also intend to file an amended 2013 income tax return utilizing foreign tax credits released from the 2014 income tax return. As a result, we expect to receive refunds of approximately $16 million and $18 million related to the 2014 and 2013 tax years, respectively. These refunds are classified as income taxes receivable in the consolidated balance sheet as of March 31, 2020. We also realized a non-cash tax benefit of $9.9 million due to the carryback provision of the CARES Act. Prior to enactment of the CARES Act, such net operating losses could only be carried forward. As a result of these actions and other factors, any discussion of an estimated effective tax rate would not be meaningful.
We estimate our 2020 net income tax payments to be $15 million, primarily due to taxes incurred in countries that impose tax on the basis of in-country revenue, without regard to the profitability of such operations.

Although we are not able to currently provide operating or EBITDA guidance, we continue to believe that we will generate positive free cash flow during 2020. This belief is based on the following: actions we have taken to achieve cost reductions; reduced capital spending levels; lower cash taxes; our expectation of $16 million to $34 million in CARES Act tax refunds; and cash from working capital for the remainder of the year.

Results of Operations

We operate in five business segments. The segments are contained within two businesses — services and products provided primarily to the offshore energy industry ("Energy Services and Products") and services and products provided to non-energy industries ("Advanced Technologies"). Our Unallocated Expenses are those not associated with a specific business segment.

Consolidated revenue and profitability information are as follows:

	Three Months Ended
(dollars in thousands)	Mar 31, 2020	Mar 31, 2019	Dec 31, 2019
Revenue	$536,668	$493,886	$560,810
Gross Margin	46,752	27,587	(20,387)
Gross Margin %	9%	6%	(4)%
Operating Income (Loss)	(380,757)	(21,714)	(254,170)
Operating Income (Loss) %	(71)%	(4)%	(45)%

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

We had operating losses of $381 million, $22 million and $254 million in the three months ended March 31, 2020, March 31, 2019 and December 31, 2019, respectively. Included in our operating losses for the three months ended March 31, 2020 and December 31, 2019, were charges of $386 million and $252 million, respectively, primarily due to market conditions requiring impairment of certain of our assets along with other costs we recognized as we adapted our geographic footprint and staffing levels to the conditions of the markets we serve. Charges for the three months ended March 31, 2020 and December 31, 2019 are summarized as follows:

	For the three months ended March 31, 2020
(in thousands)	Remotely Operated Vehicles	Subsea Products	Subsea Projects	Asset Integrity	Advanced Tech.	Unallocated Expenses	Total
Charges for the effects of:
Long-lived assets impairments	$—	$54,859	$7,689	$—	$6,215	$—	$68,763
Long-lived assets write-offs	—	—	7,328	—	—	—	7,328
Goodwill impairment	—	51,302	129,562	110,753	11,388	—	303,005
Other	713	1,668	1,480	1,694	795	280	6,630
Total charges	$713	$107,829	$146,059	$112,447	$18,398	$280	$385,726

	For the three months ended December 31, 2019
(in thousands)	Remotely Operated Vehicles	Subsea Products	Subsea Projects	Asset Integrity	Advanced Tech.	Unallocated Expenses	Total
Charges for the effects of:
Long-lived assets impairments	$—	$—	$142,615	$16,738	$—	$—	$159,353
Long-lived assets write-offs	5,697	18,757	6,091	14,108	—	—	44,653
Inventory write-downs	15,343	3,567	1,586	—	789	—	21,285
Goodwill impairment	—	—	—	14,713	—	—	14,713
Other	2,297	2,650	2,851	3,082	815	56	11,751
Total charges	$23,337	$24,974	$153,143	$48,641	$1,604	$56	$251,755

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

	Three Months Ended
(dollars in thousands)	Mar 31, 2020	Mar 31, 2019	Dec 31, 2019
Remotely Operated Vehicles
Revenue	$111,780	$100,346	$116,020
Gross Margin	18,112	9,421	(7,728)
Operating Income (Loss)	9,066	1,418	(18,660)
Operating Income (Loss) %	8%	1%	(16)%
Days Available	22,750	24,506	25,576
Days Utilized	14,853	12,942	14,836
Utilization	65%	53%	58%

Subsea Products
Revenue	194,838	128,844	183,659
Gross Margin	28,639	12,315	4,527
Operating Income (Loss)	(91,858)	(476)	(10,325)
Operating Income (Loss) %	(47)%	—%	(6)%
Backlog at End of Period	528,000	464,000	630,000

Subsea Projects
Revenue	61,455	89,728	86,728
Gross Margin	(2,114)	9,033	1,546
Operating Income (Loss)	(145,290)	2,892	(148,075)
Operating Income (Loss) %	(236)%	3%	(171)%

Asset Integrity
Revenue	59,132	60,689	61,835
Gross Margin	8,729	6,272	(6,867)
Operating Income (Loss)	(109,441)	(713)	(48,919)
Operating Income (Loss) %	(185)%	(1)%	(79)%

Total Energy Services and Products
Revenue	$427,205	$379,607	$448,242
Gross Margin	53,366	37,041	(8,522)
Operating Income (Loss)	(337,523)	3,121	(225,979)
Operating Income (Loss) %	(79)%	1%	(50)%

In general, our energy-related business focuses on supplying services and products to the offshore energy industry. Since the downturn in oil prices in mid-2014, we have experienced lower activity levels and reduced pricing. In 2019, oil prices stabilized, resulting in increased demand and higher utilization for our energy-related businesses, with slightly improved pricing through the first quarter of 2020. Looking ahead, the adverse impacts of COVID-19 and the resulting supply and demand imbalance along with significantly lower crude oil prices are resulting in lower levels of activity and profitability. As we expect a recovery will take time to restore profitability and generate satisfactory returns, we are reviewing our operating model’s cost structure and aggressively implementing costs reductions.

ROV. We believe we are the world's largest provider of ROV services and, generally, this business segment has been the largest contributor to our Energy Services and Products business operating income. Our ROV segment revenue reflects the utilization percentages, fleet sizes and average pricing in the respective periods.

ROV operating income for the first quarter of 2020 increased $7.6 million compared to the corresponding period of the prior year as a result of increased days on hire. ROV operating income was higher for the three months ended March 31, 2020 when compared to the immediately preceding quarter, which included $23 million of charges for write-downs and write-offs of certain equipment, intangibles, inventory and other expenses. Days on hire as compared to the preceding quarter were relatively flat.

Average ROV revenue per day on hire declined 4% year-over-year as a result of changes in geographic mix. However, this decline was more than offset by lower costs per day resulting in improved operating income. Fleet utilization increased to 65% during the first quarter from 53% in the corresponding period of the prior year. We added one new ROV to our fleet during the three months ended March 31, 2020 and retired one, resulting in a total of 250 ROVs in our ROV fleet as of March 31, 2020.

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

	Three Months Ended
	Mar 31, 2020	Mar 31, 2019	Dec 31, 2019
Manufactured Products	74%	51%	72%

Service and Rental	26%	49%	28%

Our Subsea Products operating results decreased in the first quarter of 2020 as compared to the corresponding period of the prior year, primarily as a result of charges for the impairment and write-offs of goodwill, certain equipment, intangibles and other expenses of $108 million. Subsea Products operating results also were lower for the three months ended March 31, 2020 when compared to the immediately preceding quarter, which included $25 million of charges related to impairments and write-offs of assets, inventory and other expenses. Exclusive of charges, operating results increased when compared to both the corresponding period of the prior year and preceding quarter primarily due to increased activity in subsea umbilical and hardware throughput, as well as improved margins in our service and rental business.

Our Subsea Products backlog was $528 million as of March 31, 2020, compared to $630 million as of December 31, 2019. The backlog decrease was attributable to a significant amount of manufacturing activity being performed at our facilities combined with lower than planned order intake as a result of the negative market impacts from COVID-19 and the recent decline in crude oil prices. The higher throughput and lower order intake resulted in a 0.5 book-to-bill ratio for the first quarter of 2020. Our book-to-bill ratio for the trailing 12 months was 1.1.

Subsea Projects. Our Subsea Projects operating results decreased in the three months ended March 31, 2020, compared to the corresponding period of the prior year, due to the impairments and write-offs referred to below, as well as reduced amounts of Gulf of Mexico diving and construction work. Our Subsea Projects revenue and operating results were lower in the three-month period ended March 31, 2020 as compared to the immediately preceding quarter, as a result of as a result of lower seasonal vessel and survey activity. The three months ended March 31, 2020 and December 31, 2019 results included charges of $146 million and $153 million, respectively, for goodwill impairment, vessel and intangible impairments, write-downs and write-offs of certain equipment and inventory, and other expenses.

Asset Integrity. Asset Integrity's operating results for the three month period ended March 31, 2020, compared to the corresponding period of the prior year and the immediately preceding quarter, were lower due to charges related to goodwill impairment, asset impairments, write-downs and write-offs of certain equipment, intangible assets and inventory, and other expenses of $112 million and $49 million in the three months ended March 31, 2020 and December 31, 2019, respectively. Exclusive of these charges, operating results were higher as compared to the corresponding period of the prior year and the immediately preceding quarter due to cost reductions instituted in the fourth quarter of 2019.

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

Revenue, gross margin and operating income information for our Advanced Technologies segment are as follows:

	Three Months Ended
(dollars in thousands)	Mar 31, 2020	Mar 31, 2019	Dec 31, 2019
Revenue	$109,463	$114,279	$112,568
Gross Margin	13,428	15,248	12,354
Operating Income (Loss)	(10,585)	9,599	5,270
Operating Income (Loss) %	(10)%	8%	5%

Advanced Technologies operating results for the three-month period ended March 31, 2020 were lower when compared to the corresponding period of the prior year and the immediately preceding quarter primarily as a result of charges of $18 million for our commercial business unit in the first quarter of 2020 for goodwill impairment, asset impairments, write-downs of certain equipment and other expenses. Advanced Technologies operating results for the three-month period ended December 31, 2019 included $1.6 million of charges relating to inventory write-downs and other expenses. Exclusive of charges, operating results decreased on lower levels of revenue in the first quarter of 2020 when compared to the corresponding period of the prior year and the preceding quarter due to customer operational project delays and the adverse impacts of COVID-19, combined with higher costs on certain projects within our entertainment business.

The following table presents revenue from government and commercial, as their respective percentages of total Advanced Technologies revenue:

	Three Months Ended
	Mar 31, 2020	Mar 31, 2019	Dec 31, 2019
Government	83%	71%	76%

Commercial	17%	29%	24%

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

The following table sets forth our Unallocated Expenses for the periods indicated:

	Three Months Ended
(dollars in thousands)	Mar 31, 2020	Mar 31, 2019	Dec 31, 2019
Gross margin expenses	$(20,042)	$(24,702)	(24,219)
% of revenue	4%	5%	4%
Operating expenses	(32,649)	(34,434)	(33,461)
Operating expenses % of revenue	6%	7%	6%

Our Unallocated Expenses for the three months ended March 31, 2020 were lower compared to the corresponding period of the prior year and the immediately preceding quarter, as performance-based compensation expenses were reduced based on our expected level of results relative to our plan targets.

Other

The following table sets forth our significant financial statement items below the income (loss) from operations line.

	Three Months Ended
(in thousands)	Mar 31, 2020	Mar 31, 2019	Dec 31, 2019
Interest income	$1,277	$2,604	$1,352
Interest expense, net of amounts capitalized	(12,462)	(9,424)	(11,706)
Equity in income (losses) of unconsolidated affiliates	1,197	(164)	941
Other income (expense), net	(7,128)	719	(3,687)
Provision (benefit) for income taxes	(30,275)	(3,152)	(4,358)

In addition to interest on borrowings, interest expense includes amortization of loan costs, fees for lender commitments under our revolving credit agreement and fees for standby letters of credit and bank guarantees that banks issue on our behalf for performance bonds, bid bonds and self-insurance requirements.

Foreign currency transaction gains and losses are the principal component of other income (expense), net. In the three-month periods ended March 31, 2020 and 2019, we incurred foreign currency transaction gains (losses) of $(7.1) million and $0.6 million, respectively. The currency losses in 2020 primarily related to declining exchange rates for the Angolan kwanza and the Brazilian real relative to the U.S. dollar. We did not incur any significant currency transaction losses in any one currency in the three-month period ended March 31, 2019. We could incur further foreign currency exchange losses in Angola and Brazil if further currency devaluations occur.

In the three-month period ended March 31, 2020, we provided for income taxes based on our earnings for the period using: (1) earnings and other factors that would affect the tax provision for the period; and (2) the operations of foreign branches and subsidiaries that are subject to local income and withholding taxes. Factors that affect our tax rate include our profitability levels in general and the geographic mix in the sources of our results. The effective tax rate for the three months ended March 31, 2020 was different than the federal statutory rate of 21%, primarily due the enactment of the CARES Act, the geographic mix of operating revenue and results, and changes in uncertain tax positions and other discrete items. We continue to make an assertion to indefinitely reinvest the unrepatriated earnings of any foreign subsidiary that would incur incremental tax consequences upon the distribution of such earnings. Therefore, we do not believe a discussion of the effective tax rate is meaningful.
In the three-month period ended March 31, 2020, we recognized a tax benefit of $42.2 million from discrete items, primarily related to an $33.8 million benefit related to the CARES Act and $9.7 million of additional uncertain tax positions, partially offset by $1.0 million related to share-based compensation and $0.3 million associated with various other issues. In the three-month period ended March 31, 2019, we recognized additional tax expense of $1.4 million from discrete items, primarily related to share-based compensation and valuation allowances.
Our 2020 income tax payments, net of tax refunds, are anticipated to be approximately $15 million.
Liquidity and Capital Resources

As of March 31, 2020, we had working capital of $666 million, including $307 million of cash and cash equivalents. Additionally, Amendment No. 4 to the Credit Agreement (as defined below) provides for a $500 million revolving credit facility until October 25, 2021 and thereafter $450 million until January 25, 2023 with a group of banks. We consider our liquidity, cash flows and capital resources to be adequate to support our existing operations and capital commitments. However, given the uncertainty in the rapidly changing market and economic conditions related to the COVID-19 outbreak, we will continue to evaluate the nature and extent of the impact to our business and financial position.

Cash flows for the three months ended March 31, 2020 and 2019 are summarized as follows:

	Three Months Ended
(in thousands)	Mar 31, 2020	Mar 31, 2019
Changes in Cash:
Net Cash Provided by Operating Activities	$(32,150)	$19,124
Net Cash Used in Investing Activities	(26,706)	(29,914)
Net Cash Used in Financing Activities	(1,668)	(2,338)
Effect of exchange rates on cash	(5,671)	632
Net Increase (Decrease) in Cash and Cash Equivalents	$(66,195)	$(12,496)

Operating activities

Our primary sources and uses of cash flows from operating activities for the three months ended March 31, 2020 and 2019 are as follows:

	Three Months Ended
(in thousands)	Mar 31, 2020	Mar 31, 2019
Cash Flows from Operating Activities:
Net income (loss)	$(367,598)	$(24,827)
Non-cash items, net	420,333	52,548
Accounts receivable and contract assets	30,303	22,181
Inventory	8,384	(15,026)
Current liabilities	(102,784)	(15,058)
Other changes	(20,788)	(694)
Net Cash Provided by (Used in) Operating Activities	$(32,150)	$19,124

The increase in cash related to accounts receivable and contract assets in the three months ended March 31, 2020 reflects the timing of project milestones and customer payments. The increase in cash related to inventory in the three months ended March 31, 2020 corresponds with a decrease in our backlog. The decrease in cash related to current liabilities in the three months ended March 31, 2020 reflects the timing of vendor payments and the annual employee incentive payments related to attainment of specific performance goals in prior periods.

Investing activities

Our capital expenditures were relatively flat at $27 million during the first three months of 2020, as compared to $30 million in the first three months of 2019.

For 2020, we expect our capital expenditures to be in the range of $45 million to $65 million, exclusive of business acquisitions. This includes approximately $15 million to $25 million of maintenance capital expenditures and $30 million to $40 million of growth capital expenditures.

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

Financing activities

In the three months ended March 31, 2020, we used $1.7 million of cash in financing activities. In the three months ended March 31, 2019, we used $2.3 million in financing activities.

As of March 31, 2020, we had long-term debt in the principal amount of $800 million outstanding and $500 million available under our revolving credit facility provided under the Credit Agreement.

In October 2014, we entered into a credit agreement (as amended, the "Credit Agreement") with a group of banks. The Credit Agreement initially provided for a $500 million five-year revolving credit facility (the "Revolving Credit Facility"). Subject to certain conditions, the aggregate commitments under the Revolving Credit Facility may be increased by up to $300 million at any time upon agreement between us and existing or additional lenders. Borrowings under the Revolving Credit Facility may be used for general corporate purposes. The Credit Agreement also provided for a $300 million term loan, which we repaid in full in February 2018, using net proceeds from the issuance of our 2028 Senior Notes (as defined and discussed below), and cash on hand.

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

The Credit Agreement contains various covenants that we believe are customary for agreements of this nature, including, but not limited to, restrictions on our ability and the ability of each of our subsidiaries to incur debt, grant liens, make certain investments, make distributions, merge or consolidate, sell assets and enter into certain restrictive agreements. We are also subject to a maximum adjusted total Capitalization Ratio (as defined in the Credit Agreement which stipulates, that among other items, we exclude any impacts associated with current and prior period impairments) of 55%. The Credit Agreement includes customary events of default and associated remedies. As of March 31, 2020, we were in compliance with all the covenants set forth in the Credit Agreement. As of March 31, 2020, we had no borrowings outstanding under the Revolving Credit Facility and the option of utilizing the entire $500 million of available borrowing capacity under the Revolving Credit Facility while remaining in compliance with the maximum adjusted Capitalization Ratio.

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

In December 2014, our Board of Directors approved a plan to repurchase up to 10 million shares of our common stock. In 2015, we repurchased 2.0 million shares under this plan. We have not repurchased any shares under this plan since December 2015. We account for the shares we hold in treasury under the cost method, at average cost. The timing and amount of any future repurchases will be determined by our management. We expect that any additional shares repurchased under the plan will be held as treasury stock for possible future use. The plan does not obligate us to repurchase any particular number of shares.

Off-Balance Sheet Arrangements

We have not guaranteed any debt not reflected on our Consolidated Balance Sheets as of March 31, 2020, and we do not have any off-balance sheet arrangements, as defined by SEC rules.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States. These principles require us to make various estimates, judgments and assumptions that affect the reported amounts in our financial statements and accompanying notes. We disclose our significant accounting policies in Notes to Consolidated Financial Statements—Note 1—"Summary of Major Accounting Policies" in this quarterly report and in our annual report on Form 10-K for the year ended December 31, 2019, in Part II. Item 7. "Financial Statements and Supplementary Data—Note 1—Summary of Major Accounting Policies."

For information about our critical accounting policies and estimates, see Part II. Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates" in our annual report on Form 10-K for the year ended December 31, 2019. As of March 31, 2020, there have been no material changes to the judgments, assumptions and estimates upon which our critical accounting policies and estimates are based.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are currently exposed to certain market risks arising from transactions we have entered into in the normal course of business. These risks relate to interest rate changes and fluctuations in foreign exchange rates. Except for our exposure in Angola, we do not believe these risks are material. We have not entered into any market-risk-sensitive instruments for speculative or trading purposes. When we have a significant amount of borrowings, we typically manage our exposure to interest rate changes through the use of a combination of fixed- and floating-rate debt. See Note 6—"Debt" in the Notes to Consolidated Financial Statements in this quarterly report for a description of our revolving credit facility and interest rates on our borrowings. We had two interest rate swaps in place relating to a total of $200 million of the 2024 Senior Notes. These agreements swapped the fixed interest rate of 4.650% on $100 million of the 2024 Senior Notes to the floating rate of one-month LIBOR plus 2.426% and on another $100 million to one-month LIBOR plus 2.823%. In March 2020, we terminated these interest rate swaps. We believe significant interest rate changes would not have a material near-term impact on our future earnings or cash flows.
Because we operate in various regions in the world, we conduct a portion of our business in currencies other than the U.S. dollar. The functional currency for several of our international operations is the applicable local currency. A stronger U.S. dollar against the United Kingdom pound sterling, the Norwegian kroner and the Brazilian real may result in lower operating income. We manage our exposure to changes in foreign exchange rates principally through arranging compensation in U.S. dollars or freely convertible currency and, to the extent possible, by limiting compensation received in other currencies to amounts necessary to meet obligations denominated in those currencies. We use the exchange rates in effect as of the balance sheet date to translate assets and liabilities as to which the functional currency is the local currency, resulting in translation adjustments that we reflect as accumulated other comprehensive income or loss in the equity section of our Consolidated Balance Sheets. We recorded net adjustments to our equity accounts of $(70) million and $6.2 million in the three-month periods ended March 31, 2020 and 2019, respectively. Negative adjustments reflect the net impact of the strengthening of the U.S. dollar against various foreign currencies for locations where the functional currency is not the U.S. dollar. Conversely, positive adjustments reflect the effect of a weakening U.S. dollar.

We recorded foreign currency transaction gains (losses) of $(7.1) million and $0.6 million in the three-month periods ended March 31, 2020, and 2019, respectively. Those gains (losses) are included in other income (expense), net in our Consolidated Statements of Operations in those respective periods. As our functional currency in Angola is the U.S. dollar, we recorded foreign currency transaction losses related to the kwanza of $1.9 million and less than $0.1 million in the three-month periods ended March 31, 2020 and 2019, respectively, as a component of other income (expense), net in our Consolidated Statements of Operations for those respective periods. Our foreign currency transaction losses related primarily to the remeasurement of our Angolan kwanza cash balances to U.S. dollars. Any conversion of cash balances from kwanza to U.S. dollars is controlled by the central bank in Angola. During 2019, we were able to repatriate $5.5 million of cash from Angola. As of March 31, 2020 and December 31, 2019, we had the equivalent of approximately $6.2 million of kwanza cash balances in Angola reflected on our Consolidated Balance Sheets.

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

We estimated the fair market value of the Angolan bonds to be $10 million as of March 31, 2020 and December 31, 2019 using quoted market prices. Since the market for the Angolan bonds is not an active market, the fair value of the Angolan bonds is classified within Level 2 in the fair value hierarchy under U.S. GAAP. As of March 31, 2020 and December 31, 2019, the difference between the fair market value and the carrying amount of the Angolan bonds was immaterial.

Item 4.        Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2020 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There has been no change in our internal control over financial reporting that occurred during the three months ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.	Risk Factors

With the exception of the following, there have been no other material changes in our risk factors from those disclosed in Part I, Item 1A, of our annual report on Form 10-K for the year ended December 31, 2019.

The ongoing coronavirus (COVID-19) outbreak has adversely affected, and could continue to adversely affect, our business, financial condition and results of operations.

The ongoing coronavirus (COVID-19) outbreak, which the World Health Organization declared a pandemic and the U.S. Government declared a national emergency in March 2020, has reached more than 200 countries and has continued to be a rapidly evolving situation. The pandemic has resulted in widespread adverse impacts on the global economy and financial markets, and on our employees, customers, suppliers and other parties with whom we have business relations. We have experienced some resulting disruptions to our business operations, as the pandemic has continued to spread through most of our markets. For example, since mid-March, we have had to restrict access to our administrative offices around the world and quarantine personnel and assets as required by various governmental authorities and our own safety protocols. There is considerable uncertainty regarding the extent to which COVID-19 will continue to spread and the extent and duration of governmental and other measures implemented to try to slow the spread of the virus, such as large-scale travel bans and restrictions, border closures, quarantines, shelter-in-place orders and business and government shutdowns. Restrictions of this nature have caused, and may continue to cause, us, our suppliers and other business counterparties to experience operational delays, delays in the delivery of materials and supplies that are sourced from around the globe, and have caused, and may continue to cause, milestones or deadlines relating to various projects to be missed. Further, the impact of the pandemic, including the resulting significant reduction in global demand for oil and natural gas, coupled with the sharp decline in oil prices following the announcement of price reductions and production increases in March 2020 by members of OPEC and other foreign, oil-exporting countries is expected to lead to significant global economic contraction generally and in our industry in particular. Oil and natural gas prices are expected to continue to be volatile as a result of these events and the ongoing COVID-19 outbreak, and as changes in oil and natural gas inventories, industry demand and economic performance are reported. We cannot predict when prices will improve and stabilize.

We have modified certain business and workforce practices (including those related to employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences) and implemented new protocols to promote social distancing and enhance sanitary measures in our offices and facilities to conform to government restrictions and best practices encouraged by governmental and regulatory authorities. However, the quarantine of personnel or the inability to access our facilities or customer sites could adversely affect our operations. Also, we have a limited number of highly skilled employees for some of our operations. If a large proportion of our employees in those critical positions were to contract COVID-19 or be quarantined as a result of the virus, at the same time, we would rely upon our business continuity plans in an effort to continue operations at our facilities and customer sites and onboard our vessels, but there is no certainty that such measures will be sufficient to mitigate the adverse impact to our operations that could result from shortages of highly skilled employees. Many of our suppliers and other business counterparties have made similar modifications. The resources available to those of our employees who are working remotely may not enable them to maintain the same level of productivity and efficiency, and those and other employees may face additional demands on their time, such as increased responsibilities resulting from school closures or the illness of family members. Although we have experienced only limited absenteeism from employees who are required to be on-site to perform their jobs, absenteeism may increase in the future and may harm our productivity. Further, our increased reliance on remote access to our information systems increases our exposure to potential cybersecurity breaches. We may take further actions as government authorities require or recommend or as we determine to be in the best interests of our employees, customers, suppliers and other business counterparties. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus, in which case our employees or other individuals may become sick, our ability to perform critical functions could be harmed, and we may be unable to respond to some of the needs of our global business.

We have also received various notices from some of our suppliers and other business counterparties, and provided notices to several customers, regarding performance delays resulting from the pandemic. These actions may result in some disputes and could strain our relations with customers and others. If and to the extent these actions were to result in material modifications or cancellations of the underlying contracts, we could experience reductions in our currently reported backlog and in the anticipated conversion of backlog into revenue in future periods. In addition, worsening economic conditions could result in reductions in backlog over time, which would impact our future financial performance.

Additionally, to the extent that access to the capital and other financial markets is adversely affected by the effects of COVID-19, we may need to consider alternative sources of funding for some of our operations and for working capital, which may increase our cost of, as well as adversely impact our access to, capital. These uncertain economic conditions may also result in the inability of our customers and other counterparties to make payments to us, on a timely basis or at all, which could adversely affect our business, cash flows, liquidity, financial condition and results of operations.

We cannot predict the full impact that COVID-19 or the significant disruption and volatility currently being experienced in the oil and natural gas markets will have on our business, cash flows, liquidity, financial condition and results of operations at this time, due to numerous uncertainties. The ultimate impacts will depend on future developments beyond our control, which are highly uncertain and cannot be predicted, including, among others, the ultimate geographic spread of the virus, the consequences of governmental and other measures designed to prevent the spread of the virus, the development of effective treatments, the duration of the outbreak, actions taken by members of OPEC and other foreign, oil-exporting countries, actions taken by governmental authorities, customers, suppliers and other third parties, workforce availability, and the timing and extent to which normal economic and operating conditions resume. Furthermore, the impacts of the COVID-19 pandemic and the other factors described above make it more difficult for us to forecast demand and provide guidance for the remainder of 2020.  Accordingly, any guidance we provide is likely to be less reliable than usual, and actual results are more likely to differ from any such guidance.  In light of the foregoing, investors are urged to put the guidance in context and not to place undue reliance on it.

Item 6.         Exhibits

Index to Exhibits
			Registration or File Number	Form of Report	Report Date	Exhibit Number
*	3.01	Restated Certificate of Incorporation	1-10945	10-K	Dec. 2000	3.01
*	3.02	Certificate of Amendment to Restated Certificate of Incorporation	1-10945	8-K	May 2008	3.1
*	3.03	Certificate of Amendment to Restated Certificate of Incorporation	1-10945	8-K	May 2014	3.1
*	3.04	Amended and Restated Bylaws	1-10945	8-K	Mar. 2020	3.01
*	10.01+	Form of 2020 Performance Unit Agreement	1-10945	8-K	Feb. 2020	10.1
*	10.02+	Form of 2020 Restricted Stock Unit Agreement	1-10945	8-K	Feb. 2020	10.2
*	10.03+	Form of 2020 Nonemployee Director Restricted Stock Agreement	1-10945	8-K	Feb. 2020	10.3
*	10.04+	2020 Annual Cash Bonus Award Program Summary	1-10945	8-K	Feb. 2020	10.4
	31.01	Rule 13a – 14(a)/15d – 14(a) certification of principal executive officer
	31.02	Rule 13a – 14(a)/15d – 14(a) certification of principal financial officer
	32.01	Section 1350 certification of principal executive officer
	32.02	Section 1350 certification of principal financial officer
	101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
	101.SCH	XBRL Taxonomy Extension Schema Document
	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
	101.LAB	XBRL Taxonomy Extension Label Linkbase Document
	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
	104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
	+	Management contract or compensatory plan or arrangement.
	*	Exhibit previously filed with the Securities and Exchange Commission, as indicated, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 15, 2020	/S/ RODERICK A. LARSON
Date	Roderick A. Larson
President and Chief Executive Officer
(Principal Executive Officer)

May 15, 2020	/S/ ALAN R. CURTIS
Date	Alan R. Curtis
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

May 15, 2020	/S/ WITLAND J. LEBLANC, JR.
Date	Witland J. LeBlanc, Jr.
Vice President and Chief Accounting Officer
(Principal Accounting Officer)