Form 10-Q/A
period 2020-03-31
OCEANEERING INTERNATIONAL INC
filed 2020-05-27
CIK 73756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)

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
☐ Yes   ☑ No
Number of shares of Common Stock outstanding as of May 8, 2020: 99,267,911

Oceaneering International, Inc.
Form 10-Q/A

Explanatory Note

Item 6.	Exhibits

Signatures

Explanatory Note

Oceaneering International, Inc. (“Oceaneering,” “we,” “our” or “us”) is filing this Amendment No. 1 on Form 10-Q/A
(this “Amendment”) to amend our quarterly report on Form 10-Q for the quarter ended March 31, 2020, originally filed with the U.S. Securities and Exchange Commission (“SEC”) on May 15, 2020 (the “Original Filing” or the
“Quarterly Report”), solely for the purpose of providing certain information required for reliance on the SEC Order
(as defined below) in order to file the Quarterly Report after the original filing deadline applicable to us for that filing, which was May 11, 2020.

On March 4, 2020, the SEC issued an order (Release No. 34-88318) under Section 36 of the Securities Exchange
Act of 1934, as amended (the “Exchange Act”), granting exemptions from specified provisions of the Exchange Act and certain rules thereunder. On March 25, 2020, the order was modified and superseded by a new SEC order
(Release No. 34-88465) that provides conditional relief to public companies that are unable to timely comply with their filing obligations as a result of the novel coronavirus (“COVID-19”) outbreak (the “SEC Order”).

On April 24, 2020, we filed a Current Report on Form 8-K with the SEC to indicate our intention to rely on the SEC
Order for the extension of the filing of the Quarterly Report, due to circumstances related to the COVID-19 outbreak. Consistent with our statements made in that Form 8-K, we were unable to file the Quarterly Report until
May 15, 2020, and we are relying on the SEC Order with respect to the filing of the Quarterly Report due to circumstances related to the COVID-19 outbreak. In particular, COVID-19 and related precautionary responses caused limited access to our facilities and disrupted our normal interactions among our accounting personnel and other staff involved in the completion of our quarterly review and preparation of the Quarterly Report. These restrictions slowed the completion of our internal quarterly review, including evaluating the various impacts of
COVID-19 on our financial statements, and the preparation and completion of the Quarterly Report in a timely manner.

As and to the extent required by Rule 12b-15 under the Exchange Act, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment. In addition, Part II, Item 6 of the
Original Filing is hereby amended and restated in its entirety. Except as described above, this Amendment does not amend or otherwise update any other information in the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.

Item 6.         Exhibits

Index to Exhibits
			Registration or File Number	Form of Report	Report Date	Exhibit Number
*	3.01	Restated Certificate of Incorporation	1-10945	10-K	Dec. 2000	3.01
*	3.02	Certificate of Amendment to Restated Certificate of Incorporation	1-10945	8-K	May 2008	3.1
*	3.03	Certificate of Amendment to Restated Certificate of Incorporation	1-10945	8-K	May 2014	3.1
*	3.04	Amended and Restated Bylaws	1-10945	8-K	Mar. 2020	3.01
*	10.01+	Form of 2020 Performance Unit Agreement	1-10945	8-K	Feb. 2020	10.1
*	10.02+	Form of 2020 Restricted Stock Unit Agreement	1-10945	8-K	Feb. 2020	10.2
*	10.03+	Form of 2020 Nonemployee Director Restricted Stock Agreement	1-10945	8-K	Feb. 2020	10.3
*	10.04+	2020 Annual Cash Bonus Award Program Summary	1-10945	8-K	Feb. 2020	10.4
*	31.01	Rule 13a – 14(a)/15d – 14(a) certification of principal executive officer with respect to the Original Filing	1-10945	10-Q	Mar. 2020	31.01
*	31.02	Rule 13a – 14(a)/15d – 14(a) certification of principal financial officer with respect to the Original Filing	1-10945	10-Q	Mar. 2020	31.02
	31.03	Rule 13a – 14(a)/15d – 14(a) certification of principal executive officer
	31.04	Rule 13a – 14(a)/15d – 14(a) certification of principal financial officer
*	32.01	Section 1350 certification of principal executive officer with respect to the Original Filing	1-10945	10-Q	Mar. 2020	32.01
*	32.02	Section 1350 certification of principal financial officer with respect to the Original Filing	1-10945	10-Q	Mar. 2020	32.02
	101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
	101.SCH	XBRL Taxonomy Extension Schema Document
	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
	101.LAB	XBRL Taxonomy Extension Label Linkbase Document
	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
	104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
	+	Management contract or compensatory plan or arrangement.
	*	Exhibit previously filed with the Securities and Exchange Commission, as indicated, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 27, 2020	/S/ WITLAND J. LEBLANC, JR.
Date	Witland J. LeBlanc, Jr.
Vice President and Chief Accounting Officer
(Principal Accounting Officer)

4