Form 10-Q
period 2020-06-30
OCEANEERING INTERNATIONAL INC
filed 2020-08-03
CIK 73756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 30, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
☐ Yes   ☑ No
Number of shares of Common Stock outstanding as of July 31, 2020: 99,286,613

Oceaneering International, Inc.
Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	Jun 30, 2020	Dec 31, 2019
(in thousands, except share data)
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$333,509	$373,655
Accounts receivable, net	353,247	421,360
Contract assets, net	223,405	221,288
Inventory, net	160,447	174,744
Other current assets	61,300	53,389
Total Current Assets	1,131,908	1,244,436
Property and equipment, at cost	2,424,921	2,622,185
Less accumulated depreciation	1,777,057	1,845,653
Net property and equipment	647,864	776,532
Other Assets:
Goodwill	74,946	405,079
Other noncurrent assets	129,133	151,378
Right-of-use operating lease assets	144,933	163,238
Total other assets	349,012	719,695
Total Assets	$2,128,784	$2,740,663
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$89,411	$145,933
Accrued liabilities	311,270	337,681
Contract liabilities	51,763	117,342
Total current liabilities	452,444	600,956
Long-term debt	806,006	796,516
Long-term operating lease liabilities	160,341	160,988
Other long-term liabilities	84,584	106,794
Commitments and contingencies
Equity:
Common stock, par value $0.25 per share; 360,000,000 shares authorized; 110,834,088 shares issued	27,709	27,709
Additional paid-in capital	191,112	207,130
Treasury stock; 11,547,475 and 11,903,252 shares, at cost	(661,267)	(681,640)
Retained earnings	1,455,585	1,850,244
Accumulated other comprehensive loss	(393,793)	(334,097)
Oceaneering shareholders' equity	619,346	1,069,346
Noncontrolling interest	6,063	6,063
Total equity	625,409	1,075,409
Total Liabilities and Equity	$2,128,784	$2,740,663

The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2020	2019	2020	2019
Revenue	$427,216	$495,781	$963,884	$989,667
Cost of services and products	384,679	453,798	874,595	920,097
Gross margin	42,537	41,983	89,289	69,570
Selling, general and administrative expense	47,719	51,618	103,460	100,919
Long-lived assets impairments	—	—	68,763	—
Goodwill impairment	—	—	303,005	—
Income (loss) from operations	(5,182)	(9,635)	(385,939)	(31,349)
Interest income	511	1,848	1,788	4,452
Interest expense, net of amounts capitalized	(11,611)	(10,199)	(24,073)	(19,623)
Equity in income (losses) of unconsolidated affiliates	674	—	1,871	(164)
Other income (expense), net	(3,660)	7	(10,788)	726
Income (loss) before income taxes	(19,268)	(17,979)	(417,141)	(45,958)
Provision (benefit) for income taxes	5,520	17,203	(24,755)	14,051
Net Income (Loss)	$(24,788)	$(35,182)	$(392,386)	$(60,009)

Weighted-average shares outstanding
Basic	99,273	98,929	99,164	98,822
Diluted	99,273	98,929	99,164	98,822
Earnings (loss) per share
Basic	$(0.25)	$(0.36)	$(3.96)	$(0.61)
Diluted	$(0.25)	$(0.36)	$(3.96)	$(0.61)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Net income (loss)	$(24,788)	$(35,182)	$(392,386)	$(60,009)
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	10,629	203	(59,696)	6,449
Total other comprehensive income (loss)	10,629	203	(59,696)	6,449
Comprehensive income (loss)	$(14,159)	$(34,979)	$(452,082)	$(53,560)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
(in thousands)	2020	2019
Cash Flows from Operating Activities:
Net income (loss)	$(392,386)	$(60,009)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization, including goodwill impairment	394,894	102,790
Loss on impairment of long-lived assets	68,763	—
Deferred income tax provision (benefit)	(8,528)	(3,686)
Net loss (gain) on sales of property and equipment and cost method investment	621	(1,592)
Noncash compensation	6,303	5,835
Noncash impact of lease accounting	(2,981)	—
Excluding the effects of acquisitions, increase (decrease) in cash from:
Accounts receivable and contract assets	63,724	53,913
Inventory	14,297	(18,687)
Proceeds from interest rate swaps	12,840	—
Other operating assets	(1,061)	11,868
Currency translation effect on working capital, excluding cash	(2,508)	2,005
Current liabilities	(135,019)	(18,669)
Other operating liabilities	(13,591)	(1,059)
Total adjustments to net income (loss)	397,754	132,718
Net Cash Provided by (Used in) Operating Activities	5,368	72,709
Cash Flows from Investing Activities:
Purchases of property and equipment	(37,860)	(70,862)
Distributions of capital from unconsolidated affiliates	1,206	1,064
Proceeds from sale of property and equipment	1,337	1,679
Net Cash Provided by (Used in) Investing Activities	(35,317)	(68,119)
Cash Flows from Financing Activities:
Other financing activities	(1,947)	(2,682)
Net Cash Provided by (Used in) Financing Activities	(1,947)	(2,682)
Effect of exchange rates on cash	(8,250)	(329)
Net Increase (Decrease) in Cash and Cash Equivalents	(40,146)	1,579
Cash and Cash Equivalents—Beginning of Period	373,655	354,259
Cash and Cash Equivalents—End of Period	$333,509	$355,838

The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Oceaneering Shareholders' Equity	Non-controlling Interest	Total Equity
(in thousands)
Balance, December 31, 2019	$27,709	$207,130	$(681,640)	$1,850,244	$(334,097)	$1,069,346	$6,063	$1,075,409
Cumulative effect of ASC 326 adoption	—	—	—	(2,273)	—	(2,273)	—	(2,273)
Net income (loss)	—	—	—	(367,598)	—	(367,598)	—	(367,598)
Other comprehensive income (loss) currency translation adjustments	—	—	—	—	(70,325)	(70,325)	—	(70,325)
Restricted stock unit activity	—	(11,816)	13,262	—	—	1,446	—	1,446
Restricted stock activity	—	(5,992)	5,992	—	—	—	—	—
Balance, March 31, 2020	27,709	189,322	(662,386)	1,480,373	(404,422)	630,596	6,063	636,659
Net income (loss)	—	—	—	(24,788)	—	(24,788)	—	(24,788)
Other comprehensive income (loss) currency translation adjustments	—	—	—	—	10,629	10,629	—	10,629
Restricted stock unit activity	—	1,790	1,119	—	—	2,909	—	2,909
Balance, June 30, 2020	$27,709	$191,112	$(661,267)	$1,455,585	$(393,793)	$619,346	$6,063	$625,409

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Oceaneering Shareholders' Equity	Non-controlling Interest	Total Equity
(in thousands)
Balance, December 31, 2018	$27,709	$220,421	$(704,066)	$2,204,548	$(339,377)	$1,409,235	$6,063	$1,415,298
Cumulative effect of ASC 842 adoption	—	—	—	(5,860)	—	(5,860)	—	(5,860)
Net income (loss)	—	—	—	(35,182)	—	(24,827)	—	(24,827)
Other comprehensive income (loss) currency translation adjustments	—	—	—	—	6,246	6,246	—	6,246
Restricted stock unit activity	—	(16,494)	17,137	—	—	643	—	643
Restricted stock activity	—	(5,143)	5,143	—	—	—	—	—
Balance, March 31, 2019	27,709	198,784	(681,786)	2,173,861	(333,131)	1,385,437	6,063	1,391,500
Net income (loss)	—	—	—	(35,182)	—	(35,182)		(35,182)
Other comprehensive income (loss) currency translation adjustments	—	—	—	—	203	203		203
Restricted stock unit activity	—	2,443	69	—	—	2,512		2,512
Balance, June 30, 2019	$27,709	$201,227	$(681,717)	$2,138,679	$(332,928)	$1,352,970	$6,063	$1,359,033

The accompanying Notes are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    SUMMARY OF MAJOR ACCOUNTING POLICIES

Basis of Presentation. Oceaneering International, Inc. ("Oceaneering," "we" or "us") has prepared these unaudited consolidated financial statements pursuant to instructions for quarterly reports on Form 10-Q, which we are required to file with the United States Securities and Exchange Commission (the "SEC"). These financial statements do not include all information and footnotes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). These financial statements reflect all adjustments that we believe are necessary to present fairly our financial position as of June 30, 2020 and our results of operations and cash flows for the periods presented. Except as otherwise disclosed herein, all such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in our annual report on Form 10-K for the year ended December 31, 2019. The results for interim periods are not necessarily indicative of annual results.
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
We monitor the credit quality of our accounts receivable and other financing receivable amounts by frequent customer interaction, following economic and industry trends and reviewing specific customer data. Our other receivable amounts include contract assets and held-to-maturity loans receivable, which we consider to have a low risk of loss.
We are monitoring the impacts from the coronavirus (COVID-19) outbreak and volatility in the oil and natural gas markets on our customers and various counterparties. We have considered the current and expected economic and market conditions, as a result of COVID-19, in determining credit loss expense for the three- and six-month periods ended June 30, 2020.
As a result of the adoption of ASC 326, we recorded a cumulative-effect adjustment of $2.3 million as of January 1, 2020, which decreased retained earnings and increased the allowance for credit losses. As of June 30, 2020, our allowance for credit losses was $4.1 million for accounts receivable and $0.5 million for other receivables. We adopted ASC 326 using the modified retrospective method. Prior periods were not restated. We had an allowance for doubtful accounts of $7.5 million as of December 31, 2019, which we determined using the specific identification method, in accordance with previously applicable U.S. GAAP.
Financial assets are written off when deemed uncollectible and there is no reasonable expectation of recovering the contractual cash flows. During the three- and six-month periods ended June 30, 2020, we wrote-off accounts receivable of $5.3 million that previously had been reserved.
We have elected to apply the practical expedient available under ASC 326 to exclude the accrued interest receivable balance that is included in our held-to-maturity loans receivable. The amount excluded as of June 30, 2020 was $1.5 million.
Accounts receivable are considered to be past-due after the end of the contractual terms agreed to with the customer. There were no material past-due amounts that we consider uncollectible for our financial assets as of June 30, 2020. We generally do not require collateral from our customers.
See Note 2—"Accounting Standards Update"—for more information on our adoption of our adoption of ASC 326.
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
Long-lived intangible assets, primarily acquired in connection with business combinations, include trade names, intellectual property and customer relationships and are being amortized over their respective estimated useful lives.
Right-of-use operating lease assets are recognized, in each case, based on the present value of the future minimum lease payments over the lease term at commencement or modification date. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate, based on the information available at commencement or modification date in determining the present value of future payments. In determining the incremental borrowing rate, we considered our external credit ratings, bond yields for us and peer companies, the risk-free rate in geographic regions where we operate, and the impact associated with providing collateral over a similar term as the lease for an amount equal to the future lease payments. Our right-of-use operating lease assets also include any lease prepayments made and exclude lease incentives and initial direct costs incurred. Our lease terms may include options to extend or terminate the lease. These options are included in the lease term when it is reasonably certain that we will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.
We capitalize interest on assets where the construction period is anticipated to be more than three months. We capitalized no interest in the three- and six-month periods ended June 30, 2020 and $1.4 million and $3.4 million of interest in the three- and six-month periods ended June 30, 2019, respectively. We do not allocate general administrative costs to capital projects.
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
During the first quarter of 2020, due to the protracted energy downturn compounded by demand destruction resulting from the adverse impacts of the COVID-19 pandemic and insufficient control of supply levels, as well as our customers' continued focus on cost discipline, we determined that impairment indicators were present within certain of our asset groups in our Subsea Products, Subsea Projects and Advanced Technologies segments. For our Subsea Products segment, impairment indicators were present in our Subsea Distributions Solutions asset group. For our Subsea Projects segment, impairment indicators were present in our Shallow Water vessels, Renewables and Special Projects and Global Data Solutions asset groups. For our Advanced Technologies segment, impairment indicators were present in our Oceaneering Entertainment Systems and Oceaneering Automated Guided Vehicles ("AGV") Systems asset groups. To measure market value for our asset groups, we used the following approaches:

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
Our estimates of fair values for the asset groups in our Subsea Products, Subsea Projects and Advanced Technologies segments required us to use significant unobservable inputs, classified as Level 3 fair value measurements, including assumptions related to future performance, risk-adjusted discount rates, future commodity prices and demand for our services and estimates of expected realizable value. For our cash flow projections, we utilized a weighted-average cost of capital ranging between 12% and 15% and a terminal value based on the Gordon Growth Model assuming an expected long-term growth rate of 2%.
We determined that the carrying values exceeded the estimated fair values and, as a result, recorded impairments in the three-month period ended March 31, 2020, as noted below:

	Three Months Ended March 31, 2020
(in thousands)	Property and Equipment, Net	Intangible Assets	Right-of-Use Operating Lease Assets	Total
Subsea Products
Subsea Distribution Solutions U.K.	$6,543	$—	$—	$6,543
Subsea Distribution Solutions Brazil	9,834	—	—	9,834
Subsea Distribution Solutions Angola	25,941	—	12,541	38,482
Subsea Projects
Shallow Water Vessels	3,894	—	—	3,894
Renewables and Special Projects Group	3,628	—	—	3,628
Global Data Solutions	—	167	—	167
Advanced Technologies
Oceaneering Entertainment Systems	1,593		3,472	5,065
Oceaneering AGV Systems	145	310	695	1,150
Total long-lived asset impairments	$51,578	$477	$16,708	$68,763

For additional information regarding write-downs and write-offs of property and equipment, long-lived intangible assets and right-of-use operating lease assets in the three months ended March 31, 2020 and December 31, 2019, see Note 9—"Business Segment Information." We did not identify any triggering events in the three-month period ended June 30, 2020 and the three- and six-month periods ended June 30, 2019 and no impairments of long-lived assets were recorded.

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
In our evaluation of goodwill, we perform a qualitative or quantitative impairment test. Under the qualitative approach, if we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we are required to perform the quantitative analysis to determine the fair value for the reporting unit. We then compare the fair value of the reporting unit with its carrying amount and recognize an impairment loss for the amount by which the carrying amount exceeds the fair value of the reporting unit. The loss recognized should not exceed the total amount of goodwill allocated to the reporting unit. We also consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable.
During the first quarter of 2020, due to the protracted energy downturn compounded by demand destruction resulting from the adverse impacts of the COVID-19 pandemic and insufficient control of supply levels, as well as our customers' continued focus on cost discipline, we determined that impairment indicators were present and we were required to perform a quantitative analysis for our Subsea Products–Service, Technology and Rentals ("ST&R"), Subsea Products–Manufactured Products, Subsea Projects, Asset Integrity and Advanced Technologies–Commercial reporting units. Based on these quantitative analyses, the fair value was determined to be less than the carrying value for each of those reporting units, with the exception of Subsea Products–Manufactured Products. As a result, for our Subsea Products–ST&R, Subsea Projects, Asset Integrity and Advanced Technologies–Commercial reporting units, we recorded pre-tax goodwill impairment losses of $51 million, $130 million, $111 million and $11 million, respectively. For our ROV and Advanced Technologies–Government reporting units, qualitative assessments were performed; and we concluded that it was more likely than not the fair value of the reporting units were more than the carrying value of the reporting unit and, therefore, no impairment was required.
Our estimates of fair values for our reporting units required us to use significant unobservable inputs, classified as Level 3 fair value measurements, including assumptions related to future performance, risk-adjusted discount rates, future commodity prices and demand for our services and estimates of expected realizable value. For our cash flow projections for the three months ended March 31, 2020, we utilized a weighted-average cost of capital ranging between 12% and 15% and a terminal value based on the Gordon Growth Model assuming an expected long-term growth rate of 2%.
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

Besides the goodwill impairments discussed above, the changes in our reporting units' goodwill balances during the periods presented are from currency exchange rate changes. For information regarding goodwill by business segment, see Note 9–"Operations by Business Segment and Geographic Area."
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

Revenue Recognition. All our revenue is realized through contracts with customers. We recognize our revenue according to the contract type. On a daily basis, we recognize service revenue over time for contracts that provide for specific time, material and equipment charges, which we bill periodically, ranging from weekly to monthly. We use the input method to faithfully depict revenue recognition, because each day of service provided represents value to the customer. The performance obligations in these contracts are satisfied, and revenue is recognized, as the work is performed. We have used the expedient available to recognize revenue when the billing corresponds to the value realized by the customer where appropriate.

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

We apply judgment in the determination and allocation of transaction price to performance obligations, and the subsequent recognition of revenue, based on the facts and circumstances of each contract. We routinely review estimates related to our contracts and, when required, reflect revisions to profitability in earnings immediately. If an element of variable consideration has the potential for a significant future reversal of revenue, we will constrain that variable consideration to a level intended to remove the potential future reversal. If a current estimate of total contract cost indicates an ultimate loss on a contract, we recognize the projected loss in full when we determine it. In prior years, we have recorded adjustments to earnings as a result of revisions to contract estimates; however, we did not have any material adjustments during the six months ended June 30, 2020 and 2019. There could be significant adjustments to overall contract costs in the future, due to changes in facts and circumstances.

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

Leases. Effective as of January 1, 2019, we adopted ASU 2016-02, "Leases (Topic 842") ("ASC 842"), which requires lessees to recognize right-of-use assets ("ROU assets") and lease liabilities for virtually all leases and updates previous accounting standards for lessors to align certain requirements of the new leases standard and the revenue recognition accounting standard. We elected to apply the transition method that allowed us to apply this update at the adoption date and adopted the practical expedients that permitted us to retain the identification and classification of leases made under the previously applicable accounting standards. The adoption of this ASU as of January 1, 2019 resulted in a cumulative effect adjustment of $5.9 million recorded to retained earnings, with corresponding adjustments to increase ROU assets and lease liabilities by $185 million and $191 million, respectively. The adoption of this ASU did not materially affect our net earnings and had no impact on cash flows. Comparative information with respect to prior periods has not been retrospectively restated and continues to be reported under the accounting standards in effect for those periods.
We determine whether a contract is or contains a lease at inception, whether as a lessee or a lessor. We take into consideration the elements of an identified asset, right to control and the receipt of economic benefit in making those determinations.
As a lessor, we lease certain types of equipment along with the provision of services and utilize the expedient allowing us to combine the lease and non-lease components into a combined component that is accounted for (1) under ASC 842, when the lease component is predominant, and (2) under the accounting standard "Revenue from

Contracts with Customers" ("ASC 606"), when the service component is predominant. In general, when we have a service component, it is typically the predominant element and leads to accounting under ASC 606.
As a lessor, we lease certain types of equipment, often providing services at the same time. These leases can be priced on a dayrate or lump-sum basis for periods ranging from a few days to multi-year contracts. These leases are negotiated on commercial terms at market rates and many carry standard options to extend or terminate at our customer's discretion. These leases generally do not contain options to purchase, material restrictions or covenants that impact our accounting for leases.
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
As a lessee, we utilize the practical expedients to not recognize leases with an initial lease term of 12 months or less on the balance sheet and to combine lease and non-lease components together and account for the combined component as a lease for all asset classes, except real estate.
Right-of-use operating lease assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement or modification date. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate, based on the information available at commencement or modification date in determining the present value of future payments. In determining the incremental borrowing rate, we considered our external credit ratings, bond yields for us and our identified peers, the risk-free rate in geographic regions where we operate, and the impact associated with providing collateral over a similar term as the lease for an amount equal to the future lease payments. Our right-of-use operating lease assets also include any lease prepayments made and exclude lease incentives and initial direct costs incurred. Our lease terms may include options to extend or terminate the lease. These options are included in the lease term when it is reasonably certain that we will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.
See "Property and Equipment, Long-Lived Intangible Assets and Right-of-Use Operating Lease Assets" above for more information on determination of impairment indicators for our right-of-use assets.

2.    ACCOUNTING STANDARDS UPDATE

Recently Adopted Accounting Standards. On January 1, 2020, we adopted ASC 326, which introduces a new credit reserving model known as the CECL model. The adoption of ASC 326 did not materially affect our net earnings and had no impact on our cash flows. Comparative information with respect to prior periods has not been retrospectively restated and continues to be reported under the accounting standards in effect for those periods.

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

3.    REVENUE

Revenue by Category

We recognized revenue, disaggregated by business segment, geographical region, and timing of transfer of goods or services, as follows:

	Three Months Ended			Six Months Ended
(in thousands)	Jun 30, 2020	Jun 30, 2019	Mar 31, 2020	Jun 30, 2020	Jun 30, 2019
Business Segment:
Energy Services and Products
Remotely Operated Vehicles	$98,778	$120,363	$111,780	$210,558	$220,709
Subsea Products	130,655	138,910	194,838	325,493	267,754
Subsea Projects	56,326	75,104	61,455	117,781	164,832
Asset Integrity	48,077	61,156	59,132	107,209	121,845
Total Energy Services and Products	333,836	395,533	427,205	761,041	775,140
Advanced Technologies	93,380	100,248	109,463	202,843	214,527
Total	$427,216	$495,781	$536,668	$963,884	$989,667

	Three Months Ended			Six Months Ended
(in thousands)	Jun 30, 2020	Jun 30, 2019	Mar 31, 2020	Jun 30, 2020	Jun 30, 2019
Geographic Operating Areas:
Foreign:
Africa	$51,649	$61,390	$63,417	$115,066	$148,496
United Kingdom	62,426	65,058	60,787	123,213	118,356
Norway	45,423	60,252	52,184	97,607	102,718
Asia and Australia	37,122	43,123	45,680	82,802	84,549
Brazil	19,117	23,658	26,489	45,606	41,421
Other	22,625	28,334	24,659	47,284	49,556
Total Foreign	238,362	281,815	273,216	511,578	545,096
United States	188,854	213,966	263,452	452,306	444,571
Total	$427,216	$495,781	$536,668	$963,884	$989,667

Timing of Transfer of Goods or Services:
Revenue recognized over time	$396,773	$455,937	$498,307	$895,080	$917,182
Revenue recognized at a point in time	30,443	39,844	38,361	68,804	72,485
Total	$427,216	$495,781	$536,668	$963,884	$989,667

Contract Balances

Our contracts with milestone payments have, in the aggregate, a significant impact on the contract asset and the contract liability balances. Milestones are contractually agreed with customers and relate to significant events across the contract lives. Some milestones are achieved before revenue is recognized, resulting in a contract liability, while other milestones are achieved after revenue is recognized, resulting in a contract asset.

The following table provides information about contract assets and contract liabilities from contracts with customers:

(in thousands)	Jun 30, 2020	Dec 31, 2019
Contract assets	$223,405	$221,288
Contract liabilities	51,763	117,342

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

During the six months ended June 30, 2020, contract assets increased by $2.1 million from the balance at December 31, 2019, due to revenue earned of $868 million, which exceeded the timing of billings of approximately $866 million. Contract liabilities decreased $66 million from the balance at December 31, 2019, due to revenue recognition of $81 million in excess of deferrals of milestone payments that totaled $15 million. There were no cancellations, impairments or other significant impacts in the period that relate to other categories of explanation.

Performance Obligations

As of June 30, 2020, the aggregate amount of the transaction price allocated to remaining performance obligations was $314 million. In arriving at this value, we have used two practical expedients available to us and are not disclosing amounts in relation to performance obligations: (1) that are part of contracts with an original expected duration of one year or less; or (2) on contracts where we recognize revenue in line with the billing. Of this amount, we expect to recognize revenue of $251 million over the next 12 months, and we expect to recognize substantially all of the remaining balance of $63 million within the next 24 months.

Due to the nature of our service contracts in our Remotely Operated Vehicle, Subsea Projects, Asset Integrity and Advanced Technologies segments, the majority of our contracts either have initial contract terms of one year or less or have customer option cancellation clauses that lead us to consider the original expected duration of one year or less.

In our Subsea Products and Advanced Technologies segments, we have long-term contracts that extend beyond one year, and these make up the majority of the performance obligations balance reported as of June 30, 2020. We also have shorter-term product contracts with an expected original duration of one year or less that have been excluded.

Where appropriate, we have made estimates within the transaction price of elements of variable consideration within the contracts and constrained those amounts to a level where we consider it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. The amount of revenue recognized in the three months ended June 30, 2020 that was associated with performance obligations completed or partially completed in prior periods was not significant.

As of June 30, 2020, there were no significant outstanding liability balances for refunds or returns due to the nature of our contracts and the services and products we provide. Our warranties are limited to assurance warranties that are of a standard length and are not considered to be material rights. The majority of our contracts consist of a single performance obligation. When there are multiple obligations, we look for observable evidence of stand-alone selling prices on which to base the allocation. This involves judgment as to the appropriateness of the observable evidence relating to the facts and circumstances of the contract. If we do not have observable evidence, we estimate stand-alone selling prices by taking a cost-plus-margin approach, using typical margins from the type of product or service, customer and regional geography involved.

Costs to Obtain or Fulfill a Contract

In line with the available practical expedient, we capitalize costs to obtain a contract when those amounts are significant and the contract is expected at inception to exceed one year in duration. Otherwise, the costs are expensed in the period when incurred. Costs to obtain a contract primarily consist of bid and proposal costs, which are incremental to our fixed costs. There were no balances or amortization of costs to obtain a contract in the current reporting periods.

Costs to fulfill a contract primarily consist of certain mobilization costs incurred to provide services or products to our customers. These costs are deferred and amortized over the period of contract performance. The closing balance of costs to fulfill a contract was $12 million and $15 million as of June 30, 2020 and December 31, 2019, respectively. For the three- and six-month periods ended June 30, 2020, we recorded amortization expense of $1.9 million and $3.8 million, respectively. For the three- and six-month periods ended June 30, 2019, we recorded amortization expense of $1.7 million and $4.3 million, respectively. No impairment costs were recognized.

4.    SELECTED BALANCE SHEET INFORMATION
The following is information regarding selected balance sheet accounts:

(in thousands)	Jun 30, 2020	Dec 31, 2019
Inventory:
Remotely operated vehicle parts and components	$72,628	$76,120
Other inventory, primarily raw materials	87,819	98,624
Total	$160,447	$174,744

Other current assets:
Prepaid expenses	$51,121	$43,210
Angolan bonds	10,179	10,179
Total	$61,300	$53,389

Accrued liabilities:
Payroll and related costs	$122,155	$137,001
Accrued job costs	52,459	54,387
Income taxes payable	32,961	36,996
Current operating lease liability	18,010	19,863
Other	85,685	89,434
Total	$311,270	$337,681

5.    INCOME TAXES

Due to the economic uncertainty presented by COVID-19 and the current volatility in the oil and natural gas markets, we believe using a discrete tax provision method for the six-month period ended June 30, 2020, based on actual earnings for the period, is a more reliable method for providing for income taxes because our annual effective tax rate as calculated under ASC 740-270 is highly sensitive to changes in estimates of total ordinary income (loss). Therefore, we do not believe a discussion of the annual effective tax rate is meaningful. The tax provision is based on (1) our earnings for the period and other factors affecting the tax provision and (2) the operations of foreign branches and subsidiaries that are subject to local income and withholding taxes. Factors that affect our tax rate include our profitability levels in general and the geographic mix in the sources of our results. The effective tax rate for the six-month periods ended June 30, 2020 and 2019 was different than the federal statutory rate of 21%, primarily due to the 2020 enactment of the U.S. Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"), the geographic mix of operating revenue and results, and changes in uncertain tax positions and other discrete items. We continue to make an assertion to indefinitely reinvest the unrepatriated earnings of any foreign subsidiary that would incur incremental tax consequences upon the distribution of such earnings.

In the six-month period ended June 30, 2020, we recognized a discrete tax benefit of $42 million, primarily related to a cash tax benefit of $33 million and a non-cash tax benefit of $9.9 million related to the CARES Act. These benefits are classified as an income tax receivable and a reduction in long-term liabilities, respectively. To secure these benefits, we filed a 2014 refund claim to carryback our U.S. net operating loss generated in 2019 and intend to file amended 2012 and 2013 income tax returns impacted by the net operating loss carryback. Prior to enactment of the CARES Act, such net operating losses could only be carried forward. In the six-month period ended June 30, 2019, we recognized discrete tax expense of $5.1 million, primarily related to share-based compensation and valuation allowances.
We conduct our international operations in jurisdictions that have varying laws and regulations regarding income and other taxes, some of which are subject to interpretation. We recognize the expense or benefit for a tax position if it is more likely than not to be sustainable upon audit by the applicable taxing authority. If this threshold is met, the tax expense or benefit is then measured and recognized at the largest amount that we believe is greater than 50% likely of being realized upon ultimate settlement.
We have accrued a net total of $12 million and $21 million in other long-term liabilities on our balance sheet for worldwide unrecognized tax liabilities as of June 30, 2020 and December 31, 2019, respectively. We account for any applicable interest and penalties related to uncertain tax positions as a component of our provision for income taxes on our financial statements. Changes in management's judgment related to those liabilities would affect our effective income tax rate in the periods of change.
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

6.    DEBT
Long-term debt consisted of the following:

(in thousands)	Jun 30, 2020	Dec 31, 2019
4.650% Senior Notes due 2024	$500,000	$500,000
6.000% Senior Notes due 2028	300,000	300,000
Fair value of interest rate swaps on $200 million of principal	—	3,235
Interest rate swap settlements	12,175	—
Unamortized debt issuance costs	(6,169)	(6,719)
Long-term debt	$806,006	$796,516

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

In February 2018, we entered into Agreement and Amendment No. 4 to the Credit Agreement ("Amendment No. 4"). Amendment No. 4 amended the Credit Agreement to, among other things, extend the maturity of the Revolving Credit Facility to January 25, 2023 with the extending lenders, which represent 90% of the existing commitments of the lenders, such that the total commitments for the Revolving Credit Facility will be $500 million until October 25, 2021, and thereafter $450 million until January 25, 2023. As of June 30, 2020, we had no borrowings outstanding under the Revolving Credit Facility.

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

The Credit Agreement contains various covenants that we believe are customary for agreements of this nature, including, but not limited to, restrictions on our ability and the ability of each of our subsidiaries to incur debt, grant liens, make certain investments, make distributions, merge or consolidate, sell assets and enter into certain restrictive agreements. We are also subject to a maximum adjusted total Capitalization Ratio (as defined in the Credit Agreement) of 55%. The Credit Agreement includes customary events of default and associated remedies. As of June 30, 2020, we were in compliance with all the covenants set forth in the Credit Agreement.

We had two interest rate swaps in place relating to a total of $200 million of the 2024 Senior Notes for the period to November 2024. The agreements swapped the fixed interest rate of 4.650% on $100 million of the 2024 Senior Notes to the floating rate of one-month LIBOR plus 2.426% and on another $100 million to one-month LIBOR plus 2.823%. In March 2020, we settled both interest rate swaps with the counterparty for cash proceeds of $13 million. The settlement resulted in a $13 million adjustment to increase our long-term debt balance that will be amortized to interest expense prospectively through the maturity date for the 2024 Senior Notes using the effective interest method. As a result, we amortized $0.7 million to interest expense for the three- and six-month periods ended June 30, 2020.

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

We estimated the aggregate fair market value of the Senior Notes to be $601 million as of June 30, 2020, based on quoted prices. Since the market for the Senior Notes is not an active market, the fair value of the Senior Notes is classified within Level 2 in the fair value hierarchy under U.S. GAAP (inputs other than quoted prices in active markets for similar assets and liabilities that are observable or can be corroborated by observable market data for substantially the full terms for the assets or liabilities).

As our functional currency in Angola is the U.S. dollar, we recorded foreign currency transaction gains (losses) related to the kwanza of $(0.2) million and $(0.6) million in the three-month periods ended June 30, 2020 and 2019, respectively, and $(2.2) million and $(0.6) million in the six-month periods ended June 30, 2020 and 2019, respectively, as a component of other income (expense), net in our Consolidated Statements of Operations. Our foreign currency transaction losses related primarily to the remeasurement of our Angolan kwanza cash balances to U.S. dollars. Any conversion of cash balances from kwanza to U.S. dollars is controlled by the central bank in Angola. As of June 30, 2020 and December 31, 2019, we had the equivalent of approximately $11 million and $6.2 million, respectively, of kwanza cash balances in Angola reflected on our Consolidated Balance Sheets.
To mitigate our currency exposure risk in Angola, we have used kwanza to purchase equivalent Angolan central bank (Banco Nacional de Angola) bonds. The bonds are denominated as U.S. dollar equivalents, so that, upon payment of semi-annual interest and principal upon maturity, payment is made in kwanza, equivalent to the respective U.S. dollars at the then-current exchange rate. As of June 30, 2020 and December 31, 2019, we had $10 million of Angolan bonds on our Consolidated Balance Sheets. Because we intend to sell the bonds if we are able to repatriate the proceeds, we have classified these bonds as available-for-sale securities, and they are recorded in other current assets on our Consolidated Balance Sheets.

We estimated the fair market value of the Angolan bonds to be $10 million as of June 30, 2020 and December 31, 2019 using quoted market prices. Since the market for the Angolan bonds is not an active market, the fair value of the Angolan bonds is classified within Level 2 in the fair value hierarchy under U.S. GAAP.

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
During 2018, 2019 and through June 30, 2020, we granted restricted units of our common stock to certain of our key executives and employees. During 2018, 2019 and 2020, our Board of Directors granted restricted common stock to our nonemployee directors. The restricted stock units granted to our key executives and key employees generally vest in full on the third anniversary of the award date, conditional on continued employment. The restricted stock unit grants can vest pro rata over three years, provided the individual meets certain age and years-of-service requirements. The shares of restricted stock we grant to our nonemployee directors vest in full on the first anniversary of the award date, conditional on continued service as a director. Each grantee of shares of restricted stock is deemed to be the record owner of those shares during the restriction period, with the right to vote and receive any dividends on those shares. The restricted stock units outstanding have no voting or dividend rights.
For each of the restricted stock units granted in 2018 through June 30, 2020, at the earlier of three years after grant or at termination of employment or service, the grantee will be issued one share of our common stock for each unit vested. As of June 30, 2020 and December 31, 2019, respective totals of 2,024,150 and 1,741,335 shares of restricted stock and restricted stock units were outstanding.
We estimate that share-based compensation cost not yet recognized related to shares of restricted stock or restricted stock units, based on their grant-date fair values, was $15 million as of June 30, 2020. This expense is being recognized on a graded-vesting basis over three years for awards attributable to individuals meeting certain age and years-of-service requirements, and on a straight-line basis over the applicable vesting period of one or three years for the other awards.
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

	Three Months Ended			Six Months Ended
(in thousands)	Jun 30, 2020	Jun 30, 2019	Mar 31, 2020	Jun 30, 2020	Jun 30, 2019
Revenue
Energy Services and Products
Remotely Operated Vehicles	$98,778	$120,363	$111,780	$210,558	$220,709
Subsea Products	130,655	138,910	194,838	325,493	267,754
Subsea Projects	56,326	75,104	61,455	117,781	164,832
Asset Integrity	48,077	61,156	59,132	107,209	121,845
Total Energy Services and Products	333,836	395,533	427,205	761,041	775,140
Advanced Technologies	93,380	100,248	109,463	202,843	214,527
Total	$427,216	$495,781	$536,668	$963,884	$989,667
Income (Loss) from Operations
Energy Services and Products
Remotely Operated Vehicles	$5,975	$8,688	$9,066	$15,041	$10,106
Subsea Products	9,068	7,413	(91,858)	(82,790)	6,937
Subsea Projects	845	87	(145,290)	(144,445)	2,979
Asset Integrity	(2,598)	(1,302)	(109,441)	(112,039)	(2,015)
Total Energy Services and Products	13,290	14,886	(337,523)	(324,233)	18,007
Advanced Technologies	9,707	7,241	(10,585)	(878)	16,840
Unallocated Expenses	(28,179)	(31,762)	(32,649)	(60,828)	(66,196)
Total	$(5,182)	$(9,635)	$(380,757)	$(385,939)	$(31,349)
Depreciation and Amortization, including Goodwill Impairment
Energy Services and Products
Remotely Operated Vehicles	$22,892	$26,871	$25,725	$48,617	$54,861
Subsea Products	10,024	12,366	62,454	72,478	25,357
Subsea Projects	4,597	7,550	143,346	147,943	15,432
Asset Integrity	190	1,570	111,385	111,575	3,204
Total Energy Services and Products	37,703	48,357	342,910	380,613	98,854
Advanced Technologies	634	765	12,178	12,812	1,595
Unallocated Expenses	361	1,182	1,108	1,469	2,341
Total	$38,698	$50,304	$356,196	$394,894	$102,790

We determine Income (Loss) from Operations for each business segment before interest income or expense, other income (expense) and provision for income taxes. We do not consider an allocation of these items to be practical.

Income (Loss) from Operations
Three Months Ended March 31, 2020 and Six Months Ended June 30, 2020—During the three-month period ended March 31, 2020 and the six-month period ended June 30, 2020, we recorded total adjustments of $386 million for:

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
Depreciation and Amortization, including Goodwill Impairment
Depreciation expense on property and equipment, reflected in Depreciation and Amortization, including Goodwill Impairment in the table above, was $38 million, $49 million and $43 million in the three-month periods ended June 30, 2020 and 2019 and March 31, 2020, respectively, and $81 million and $97 million in the six-month periods ended June 30, 2020 and 2019, respectively.
Amortization expense on long-lived intangible assets, reflected in Depreciation and Amortization, including Goodwill Impairment in the table above, was $0.8 million, $1.8 million and $2.6 million in the three-month periods ended June 30, 2020 and 2019 and March 31, 2020, respectively, and $3.4 million and $5.6 million in the six-month periods ended June 30, 2020 and 2019, respectively.
Goodwill impairment expense, reflected in Depreciation and Amortization, including Goodwill Impairment in the table above, was $303 million, in the three-month period ended March 31, 2020 and the six-month period ended June 30, 2020, attributable to each reporting segment as follows:

•	Subsea Products - $51 million;

•	Subsea Projects - $130 million; and

•	Asset Integrity - $111 million; and

•	Advanced Technologies - $11 million.
In the three-month period ended March 31, 2020 and the six-month period ended June 30, 2020, we also recorded the write-downs and write-offs of certain intangible assets of $7.3 million in our Subsea Projects segment, which is included in Depreciation and Amortization, including Goodwill Impairment in the table above.

Goodwill

The following table presents Goodwill by business segment:

(in thousands)	Jun 30, 2020	Dec 31, 2019
Goodwill
Energy Services and Products
Remotely Operated Vehicles	$23,935	$24,423
Subsea Products	40,557	99,409
Subsea Projects	—	131,768
Asset Integrity	—	127,637
Total Energy Services and Products	64,492	383,237
Advanced Technologies	10,454	21,842
Total	$74,946	$405,079

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Our first priority in our response to this crisis has been the health and safety of our employees and those of our customers and other business counterparties. We have implemented preventative measures and developed corporate and regional response plans to minimize unnecessary risk of exposure and prevent infection, while supporting our customers’ global operations to the best of our ability in the circumstances. Our preventative measures and response plans were developed based on guidance received from the World Health Organization, Centers for Disease Control and Prevention, International SOS and our corporate medical advisor. We have modified certain business and workforce practices (including those related to employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences) and implemented new protocols to promote social distancing and enhance sanitary measures in our offices and facilities to conform to government restrictions and best practices encouraged by governmental and regulatory authorities.

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

One of the impacts of the pandemic has been a significant reduction in global demand for oil and natural gas. For example, according to industry reports, global demand for oil dropped precipitously by approximately 14 million barrels per day during the first quarter of 2020. This significant decline in demand was met with a sharp decline in oil prices following the announcement of price reductions and production increases in March 2020 by members of the Organization of Petroleum Exporting Countries ("OPEC"), and other foreign, oil-exporting countries. The resulting supply/demand imbalance has had, and is continuing to have, disruptive impacts on the oil and natural gas exploration and production industry and on other industries that serve exploration and production companies. Although OPEC and other foreign, oil-producing countries implemented production cuts during the second quarter and, as a result, crude oil prices improved somewhat, global crude oil demand during the second quarter of 2020 was 16.4 million barrels per day lower than that of the second quarter of 2019. Recent increases in COVID-19 cases in various regions around the world and the resulting governmental and other restrictions imposed in response to those increases, have resulted in more volatility and less predictability in industry conditions. These conditions have led to significant global economic contraction generally and in our industry in particular.

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

As of the date of this report, our efforts to respond to the challenges presented by the conditions described above and minimize the impacts to our business have yielded results as we have largely been able to maintain operational continuity on a worldwide basis. Our manufacturing, services operations, and other operating facilities have remained operational and our vessels have continued to perform. We have moved quickly to reduce costs, increase operational efficiencies and lower our capital spending. In addition, as of June 30, 2020, we had $334 million of cash on our balance sheet and our revolving credit facility was undrawn and remains available to support our operations. We have not required any funding under any COVID-19-related, U.S. federal or other governmental programs to support our operations, and we do not expect to have to utilize any such funding. We have experienced some increased absenteeism in our hourly workforce, but, so far, we have not experienced any resulting problems that we have not been able to manage. We are continuing to address concerns to protect the health and safety of our employees and those of our customers and other business counterparties, and this includes changes to comply with health-related guidelines as they are modified and supplemented.

In our March 31, 2020 press release, we announced that we had withdrawn our 2020 financial guidance. We are not providing operating results or EBITDA guidance for the third quarter or second half of 2020, due to the continuing uncertainty impacting the majority of our businesses. Many of the markets we serve are being profoundly affected by the effects of and associated responses to COVID-19, as well as the significant reductions in customer spending as a result of the lower crude oil price environment.

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

Executive Overview

Our diluted earnings (loss) per share for the three- and six-month periods ended June 30, 2020 were $(0.25) and $(3.96), respectively, as compared to $(0.36) and $(0.61) for the corresponding periods of the prior year. Considering the uncertainties surrounding crude oil markets and the COVID-19 pandemic, we were satisfied with our operating results adjusted for asset impairments, write-offs and other charges. These results were partially attributable to our actions to substantially reduce structural costs in light of an expected continuation of lower demand for our services and products.
As expected, compared to the first quarter of 2020, the adjusted results of our energy segments, as a whole, declined during the second quarter of 2020. However, this decrease was partially offset by improved performance in our non-energy segment, Advanced Technologies, and lower Unallocated Expenses. We did experience some operational disruptions and delays due to COVID-19 during the second quarter, but the safety protocols we and others in the industry put into place in response to this pandemic limited impacts to our employees and customers.

Although we are encouraged by our second quarter 2020 results, uncertainty remains for the rest of 2020. Many of the markets we serve will likely continue to be impacted by the effects of and associated responses to COVID-19, as well as potential reductions in customer spending as a consequence of the volatility in the macro drivers surrounding commodity prices. As a result, we are not providing segment financial guidance for the third quarter or second half of 2020. We affirm our guidance that Unallocated Expenses are forecast to be in the high-$20 million range per quarter for the remainder of 2020 and our annual capital expenditures to be in the range of $45 million to $65 million.
On March 27, 2020, the U.S. Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") was signed into law in the U.S. In accordance with the recently established rules and procedures under the CARES Act, we filed a 2014 refund claim to carryback our U.S. net operating loss generated in 2019 and intend to file amended 2012 and 2013 income tax returns impacted by the net operating loss carryback. As a result, we expect to receive combined refunds of approximately $33 million. These refunds are classified as income taxes receivable in the consolidated balance sheet as of June 30, 2020. We also realized a non-cash tax benefit of $9.9 million due to the carryback provision of the CARES Act recognized as a reduction in long-term liabilities. Prior to enactment of the CARES Act, such net operating losses could only be carried forward. As a result of these actions and other factors, any discussion of an estimated effective tax rate would not be meaningful.
We estimate our 2020 net income tax payments to be in the range of $30 million to $35 million, primarily due to taxes incurred in countries that impose tax on the basis of in-country revenue, without regard to the profitability of such operations, and our CARES Act refunds to be in the range of $16 million to $34 million.

Although we are not able to currently provide operating or EBITDA guidance, we continue to believe that we will generate positive free cash flow during 2020. This belief is based on the following: actions we have taken to achieve cost reductions; reduced capital spending levels; lower cash taxes; our expectation for CARES Act tax refunds; and cash expected to be generated from working capital for the remainder of the year.

Results of Operations

We operate in five business segments. The segments are contained within two businesses — services and products provided primarily to the offshore energy industry ("Energy Services and Products") and services and products provided to non-energy industries ("Advanced Technologies"). Our Unallocated Expenses are those not associated with a specific business segment.

Consolidated revenue and profitability information are as follows:

	Three Months Ended			Six Months Ended
(dollars in thousands)	Jun 30, 2020	Jun 30, 2019	Mar 31, 2020	Jun 30, 2020	Jun 30, 2019
Revenue	$427,216	$495,781	$536,668	$963,884	$989,667
Gross Margin	42,537	41,983	46,752	89,289	69,570
Gross Margin %	10%	8%	9%	9%	7%
Operating Income (Loss)	(5,182)	(9,635)	(380,757)	(385,939)	(31,349)
Operating Income (Loss) %	(1)%	(2)%	(71)%	(40)%	(3)%

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

We had operating losses of $5.2 million, $9.6 million and $381 million in the three-month periods ended June 30, 2020, June 30, 2019 and March 31, 2020, respectively, and $386 million and $31 million in the six-month periods ended June 30, 2020 and June 30, 2019, respectively. Included in our operating losses for the three months ended March 31, 2020 and the six months ended June 30, 2020, were charges of $386 million, primarily due to market conditions requiring impairment of certain of our assets along with other costs we recognized as we adapted our geographic footprint and staffing levels to the conditions of the markets we serve. Charges for the three months ended March 31, 2020 and six months ended June 30, 2020 are summarized as follows:

	For the three months ended March 31, 2020 and the six months ended June 30, 2020
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

	Three Months Ended			Six Months Ended
(dollars in thousands)	Jun 30, 2020	Jun 30, 2019	Mar 31, 2020	Jun 30, 2020	Jun 30, 2019
Remotely Operated Vehicles
Revenue	$98,778	$120,363	$111,780	$210,558	$220,709
Gross Margin	13,788	17,360	18,112	31,900	26,781
Operating Income (Loss)	5,975	8,688	9,066	15,041	10,106
Operating Income (Loss) %	6%	7%	8%	7%	5%
Days Available	22,750	25,006	22,750	45,500	49,512
Days Utilized	13,501	15,423	14,853	28,354	28,365
Utilization	59%	62%	65%	62%	57%

Subsea Products
Revenue	130,655	138,910	194,838	325,493	267,754
Gross Margin	21,578	21,029	28,639	50,217	33,344
Operating Income (Loss)	9,068	7,413	(91,858)	(82,790)	6,937
Operating Income (Loss) %	7%	5%	(47)%	(25)%	3%
Backlog at End of Period	486,000	596,000	528,000	486,000	596,000

Subsea Projects
Revenue	56,326	75,104	61,455	117,781	164,832
Gross Margin	6,331	5,472	(2,114)	4,217	14,505
Operating Income (Loss)	845	87	(145,290)	(144,445)	2,979
Operating Income (Loss) %	2%	—%	(236)%	(123)%	2%

Asset Integrity
Revenue	48,077	61,156	59,132	107,209	121,845
Gross Margin	4,155	6,423	8,729	12,884	12,695
Operating Income (Loss)	(2,598)	(1,302)	(109,441)	(112,039)	(2,015)
Operating Income (Loss) %	(5)%	(2)%	(185)%	(105)%	(2)%

Total Energy Services and Products
Revenue	$333,836	$395,533	$427,205	$761,041	$775,140
Gross Margin	45,852	50,284	53,366	99,218	87,325
Operating Income (Loss)	13,290	14,886	(337,523)	(324,233)	18,007
Operating Income (Loss) %	4%	4%	(79)%	(43)%	2%

In general, our energy-related business focuses on supplying services and products to the offshore energy industry. Since the downturn in oil prices in mid-2014, we have experienced lower activity levels and reduced pricing. In 2019, oil prices stabilized, resulting in increased demand and higher utilization for our energy-related businesses, with slightly improved pricing through the first quarter of 2020. The adverse impacts of COVID-19 and the resulting supply and demand imbalance along with lower crude oil prices are resulting in lower levels of activity and profitability. As we expect a recovery will take time to restore profitability and generate satisfactory returns, we have been reviewing our operating model’s cost structure and aggressively implementing cost reductions.

ROV. We believe we are the world's largest provider of ROV services and, generally, this business segment has been the largest contributor to our Energy Services and Products business operating income. Our ROV segment revenue reflects the utilization percentages, fleet sizes and average pricing in the respective periods.

During the second quarter of 2020, ROV operating income decreased as compared to the immediately preceding quarter, primarily due to the lower number of working drilling rigs. This led to fewer days on hire for drill support services that were slightly offset by a marginal increase in days on hire for vessel-based services. ROV operating income for the second quarter of 2020 decreased, as compared to the corresponding period of the prior year, as a result of fewer days on hire and lower average revenue per day on hire, partially offset by lower costs per day on hire. ROV operating income for the six-month period ended June 30, 2020 increased as compared to the corresponding period of the prior year as a result of reduced costs per day, which were partially offset by lower average revenue per day. Days on hire, as compared to the corresponding period of the prior year, were relatively flat.

Fleet utilization was 59% for the three months ended June 30, 2020 as compared to 62% for the corresponding period of the prior year. Fleet utilization increased to 62% from 57% for the six-month periods ended June 30, 2020 and June 30, 2019, respectively. We added one new ROV to our fleet during the six months ended June 30, 2020 and retired one, resulting in a total of 250 ROVs in our ROV fleet as of June 30, 2020, as compared to 276 ROVs in our ROV fleet as of June 30, 2019.

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

	Three Months Ended			Six Months Ended
	Jun 30, 2020	Jun 30, 2019	Mar 31, 2020	Jun 30, 2020	Jun 30, 2019
Manufactured Products	65%	63%	74%	71%	57%

Service and Rental	35%	37%	26%	29%	43%

Our Subsea Products operating results in the second quarter of 2020 were higher than those of the immediately preceding quarter, as a result of charges for the impairment and write-offs of goodwill, certain equipment, intangibles and other expenses of $108 million in the first quarter of 2020. Exclusive of such charges, operating results declined during the second quarter of 2020, as compared to the immediately preceding quarter, due to significantly lower revenue. Revenue in our Manufactured Products business was impacted by the delayed receipt of materials, customer-driven project delays, and reduced working hours due to COVID-19. Revenue was also lower in our Service and Rental business due to overall lower activity levels. Our Subsea Products operating results increased in the second quarter of 2020, as compared to the corresponding period of the prior year, primarily as a result of increased earnings from our Manufactured Products business based on improved pricing and cost reduction initiatives. Subsea Products operating results were lower for the six-month period ended June 30, 2020, when compared to the corresponding period of the prior year, as a result of the charges in the first quarter of 2020. Exclusive of charges, operating results increased when compared to the corresponding six-month period of the prior year, primarily due to increased activity in subsea umbilical and hardware throughput, as well as improved margins in our Service and Rental business.

Our Subsea Products backlog was $486 million as of June 30, 2020, compared to $630 million as of December 31, 2019. The backlog decrease was attributable to low levels of bookings during the second quarter, as many of our customers delayed investment decisions due to the uncertainties regarding oil prices and potential COVID-19-related operating risks. The higher throughput and lower order intake resulted in a 67% revenue replacement in the second quarter of 2020. Our book-to-bill ratio for the trailing 12 months was 0.8.

Subsea Projects. Our Subsea Projects operating results were higher in the second quarter of 2020, as compared to the immediately preceding quarter, primarily as a result of charges in the first quarter of 2020 of $146 million for goodwill impairment, vessel and intangible impairments, and write-downs and write-offs of certain equipment. Exclusive of charges, operating results improved on lower revenue in the second quarter of 2020, as compared to the immediately preceding quarter, due to better project execution and ongoing cost reduction activity. Our Subsea Projects operating results increased slightly in the three months ended June 30, 2020, compared to the corresponding period of the prior year, on significantly lower revenue due to reduced amounts of Gulf of Mexico diving and international inspection, maintenance and repair ("IMR") work. Our Subsea Projects revenue and operating results were lower in the six-month period ended June 30, 2020, as compared to the corresponding period of the prior year, as a result of charges in the first quarter of 2020 along with reduced IMR work both in the Gulf of Mexico and internationally along with a significant decrease in Gulf of Mexico diving work.

Asset Integrity. Asset Integrity's operating results for the second quarter of 2020 were higher than the immediately preceding quarter, as a result of charges related to goodwill impairment, asset impairments, write-downs and write-offs of certain equipment and intangible assets, and other expenses of $112 million in the first quarter of 2020. Exclusive of charges, operating results declined in the second quarter of 2020, as compared to the immediately preceding quarter, on lower revenue and as a result of non-recurring costs on certain completed projects. Asset Integrity's operating results for the three-month period ended June 30, 2020, as compared to the corresponding period of the prior year, were lower due to significantly lower revenue, partially offset by cost reduction activities. Asset Integrity's operating results for the six-month period ended June 30, 2020, as compared to the corresponding period of the prior year, were lower due to charges in the first quarter of 2020. Exclusive of those charges, operating results for the six-month period ended June 30, 2020 were higher, as compared to the corresponding period of the prior year, due to cost reductions instituted in the fourth quarter of 2019 and in the first half of 2020.

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

Revenue, gross margin and operating income (loss) information for our Advanced Technologies segment are as follows:

	Three Months Ended			Six Months Ended
(dollars in thousands)	Jun 30, 2020	Jun 30, 2019	Mar 31, 2020	Jun 30, 2020	Jun 30, 2019
Revenue	$93,380	$100,248	$109,463	$202,843	$214,527
Gross Margin	15,089	13,386	13,428	28,517	28,634
Operating Income (Loss)	9,707	7,241	(10,585)	(878)	16,840
Operating Income (Loss) %	10%	7%	(10)%	—%	8%

Our Advanced Technologies segment operating results for the second quarter of 2020 were higher, as compared to the immediately preceding quarter, as a result of charges of $18 million for our commercial business unit in the first quarter of 2020 for goodwill impairment, asset impairments, write-downs of certain equipment and other expenses. Exclusive of charges, operating results were higher based on improved performance from our government business unit. Even though COVID-19 continues to adversely affect our commercial business unit, operating results exclusive of charges improved in the second quarter, as compared to the immediately preceding quarter, as a result of cost reduction measures implemented during the first quarter of 2020. Advanced Technologies operating results for the three-month period ended June 30, 2020 were higher, when compared to the corresponding period of the prior year, as a result of improved margins from our government business unit as well as improved execution with our AGV business. Advanced Technologies operating results for the six-month period ended June 30, 2020 were lower, when compared to the corresponding period of the prior year, primarily as a result of charges in the first quarter of 2020. Exclusive of charges, operating results increased slightly on lower levels of revenue in the first six months of 2020, when compared to the corresponding period of the prior year, due to increased activity for our government business unit mostly offset by customer operational project delays and the adverse impacts of COVID-19, combined with higher costs on certain projects within our entertainment business.

The following table presents revenue from government and commercial, as their respective percentages of total Advanced Technologies revenue:

	Three Months Ended			Six Months Ended
	Jun 30, 2020	Jun 30, 2019	Mar 31, 2020	Jun 30, 2020	Jun 30, 2019
Government	85%	75%	83%	84%	73%

Commercial	15%	25%	17%	16%	27%

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

The following table sets forth our Unallocated Expenses for the periods indicated:

	Three Months Ended			Six Months Ended
(dollars in thousands)	Jun 30, 2020	Jun 30, 2019	Mar 31, 2020	Jun 30, 2020	Jun 30, 2019
Gross margin expenses	$(18,404)	$(21,687)	(20,042)	$(38,446)	$(46,389)
% of revenue	4%	4%	4%	4%	5%
Operating expenses	(28,179)	(31,762)	(32,649)	(60,828)	(66,196)
Operating expenses % of revenue	7%	6%	6%	6%	7%

Our Unallocated Expenses for the second quarter of 2020 were lower, as compared to the immediately preceding quarter, as the return on market-based assets held in a trust for the benefit of certain post-retirement obligations improved, as compared to a first quarter 2020 loss. Additionally, we had reduced information technology costs during the second quarter of 2020. Our Unallocated Expenses for the three- and six-month periods ended June 30, 2020 were lower, as compared to the corresponding periods of the prior year, primarily as a result of lower accruals for incentive-based compensation, along with reduced information technology costs in the second quarter of 2020.

Other

The following table sets forth our significant financial statement items below the income (loss) from operations line.

	Three Months Ended			Six Months Ended
(in thousands)	Jun 30, 2020	Jun 30, 2019	Mar 31, 2020	Jun 30, 2020	Jun 30, 2019
Interest income	$511	$1,848	$1,277	$1,788	$4,452
Interest expense, net of amounts capitalized	(11,611)	(10,199)	(12,462)	(24,073)	(19,623)
Equity in income (losses) of unconsolidated affiliates	674	—	1,197	1,871	(164)
Other income (expense), net	(3,660)	7	(7,128)	(10,788)	726
Provision (benefit) for income taxes	5,520	17,203	(30,275)	(24,755)	14,051

In addition to interest on borrowings, interest expense includes amortization of loan costs and hedge accounting adjustments, fees for lender commitments under our revolving credit agreement and fees for standby letters of credit and bank guarantees that banks issue on our behalf for performance bonds, bid bonds and self-insurance requirements.

Foreign currency transaction gains and losses are the principal component of other income (expense), net. In the three- and six-month periods ended June 30, 2020, we incurred foreign currency transaction gains (losses) of $(3.9) million and $(11) million, respectively. In the three- and six-month periods ended June 30, 2019, we incurred foreign currency transaction gains of less than $0.1 million and $0.7 million, respectively. The currency losses in 2020 primarily related to declining exchange rates for the Angolan kwanza and the Brazilian real relative to the U.S. dollar. We did not incur any significant currency transaction losses in any one currency in 2019. We could incur further foreign currency exchange losses in Angola and Brazil if further currency devaluations occur.

In the six-month period ended June 30, 2020, we provided for income taxes based on our earnings for the period using: (1) earnings and other factors that would affect the tax provision for the period; and (2) the operations of foreign branches and subsidiaries that are subject to local income and withholding taxes. Factors that affect our tax rate include our profitability levels in general and the geographic mix in the sources of our results. The effective tax rate for the six months ended June 30, 2020 was different than the federal statutory rate of 21%, primarily due to the enactment of the CARES Act, the geographic mix of operating revenue and results, and changes in uncertain tax positions and other discrete items. We continue to make an assertion to indefinitely reinvest the unrepatriated earnings of any foreign subsidiary that would incur incremental tax consequences upon the distribution of such earnings. Therefore, we do not believe a discussion of the effective tax rate is meaningful.
In the six-month period ended June 30, 2020, we recognized a tax benefit of $42 million from discrete items, primarily related to a $33 million benefit related to the CARES Act and $9.9 million of uncertain tax positions. In the six-month period ended June 30, 2019, we recognized additional tax expense of $5.1 million from discrete items, primarily related to uncertain tax positions, valuation allowances and share-based compensation.
We estimate our 2020 net income tax payments to be in the range of $30 million to $35 million, primarily due to taxes incurred in countries that impose tax on the basis of in-country revenue, without regard to the profitability of such operations, and our CARES Act refunds to be in the range of $16 million to $34 million.

Liquidity and Capital Resources

As of June 30, 2020, we had working capital of $679 million, including $334 million of cash and cash equivalents. Additionally, Amendment No. 4 to the Credit Agreement (as defined below) provides for a $500 million revolving credit facility until October 25, 2021 and thereafter $450 million until January 25, 2023 with a group of banks. We consider our liquidity, cash flows and capital resources to be adequate to support our existing operations and capital commitments. However, given the uncertainty in the rapidly changing market and economic conditions related to the COVID-19 outbreak, we will continue to evaluate the nature and extent of the impact to our business and financial position.

Cash flows for the six months ended June 30, 2020 and 2019 are summarized as follows:

	Six Months Ended
(in thousands)	Jun 30, 2020	Jun 30, 2019
Changes in Cash:
Net Cash Provided by Operating Activities	$5,368	$72,709
Net Cash Used in Investing Activities	(35,317)	(68,119)
Net Cash Used in Financing Activities	(1,947)	(2,682)
Effect of exchange rates on cash	(8,250)	(329)
Net Increase (Decrease) in Cash and Cash Equivalents	$(40,146)	$1,579

Operating activities

Our primary sources and uses of cash flows from operating activities for the six months ended June 30, 2020 and 2019 are as follows:

	Six Months Ended
(in thousands)	Jun 30, 2020	Jun 30, 2019
Cash Flows from Operating Activities:
Net income (loss)	$(392,386)	$(60,009)
Non-cash items, net	459,072	103,347
Accounts receivable and contract assets	63,724	53,913
Inventory	14,297	(18,687)
Current liabilities	(135,019)	(18,669)
Other changes	(4,320)	12,814
Net Cash Provided by (Used in) Operating Activities	$5,368	$72,709

The increase in cash related to accounts receivable and contract assets in the six months ended June 30, 2020 reflects the timing of project milestones and customer payments. The increase in cash related to inventory in the six months ended June 30, 2020 corresponds with a decrease in our backlog. The decrease in cash related to current liabilities in the six months ended June 30, 2020 reflects the timing of vendor payments, lower contract liabilities due to a decrease in deferred customer prepayments, and the annual employee incentive payments related to attainment of specific performance goals in prior periods.

Investing activities

Our capital expenditures of $38 million were lower during the first six months of 2020, as compared to $71 million in the first six months of 2019, as a result of actions we have taken in 2020 to reduce costs and preserve liquidity.

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

Financing activities

In the six months ended June 30, 2020, we used $1.9 million of cash in financing activities. In the six months ended June 30, 2019, we used $2.7 million in financing activities.

As of June 30, 2020, we had long-term debt in the principal amount of $800 million outstanding and $500 million available under our revolving credit facility provided under the Credit Agreement.

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

The Credit Agreement contains various covenants that we believe are customary for agreements of this nature, including, but not limited to, restrictions on our ability and the ability of each of our subsidiaries to incur debt, grant liens, make certain investments, make distributions, merge or consolidate, sell assets and enter into certain restrictive agreements. We are also subject to a maximum adjusted total Capitalization Ratio (as defined in the Credit Agreement which stipulates, that among other items, we exclude any impacts associated with current and prior period impairments) of 55%. The Credit Agreement includes customary events of default and associated remedies. As of June 30, 2020, we were in compliance with all the covenants set forth in the Credit Agreement. As of June 30, 2020, we had no borrowings outstanding under the Revolving Credit Facility and the option of utilizing the entire $500 million of available borrowing capacity under the Revolving Credit Facility while remaining in compliance with the maximum adjusted Capitalization Ratio.

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

Off-Balance Sheet Arrangements

We have not guaranteed any debt not reflected on our Consolidated Balance Sheets as of June 30, 2020, and we do not have any off-balance sheet arrangements, as defined by SEC rules.

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

For information about our critical accounting policies and estimates, see Part II. Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates" in our annual report on Form 10-K for the year ended December 31, 2019. As of June 30, 2020, there have been no material changes to the judgments, assumptions and estimates upon which our critical accounting policies and estimates are based.

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
Because we operate in various regions in the world, we conduct a portion of our business in currencies other than the U.S. dollar. The functional currency for several of our international operations is the applicable local currency. A stronger U.S. dollar against the United Kingdom pound sterling, the Norwegian kroner and the Brazilian real may result in lower operating income. We manage our exposure to changes in foreign exchange rates principally through arranging compensation in U.S. dollars or freely convertible currency and, to the extent possible, by limiting compensation received in other currencies to amounts necessary to meet obligations denominated in those currencies. We use the exchange rates in effect as of the balance sheet date to translate assets and liabilities as to which the functional currency is the local currency, resulting in translation adjustments that we reflect as accumulated other comprehensive income or loss in the equity section of our Consolidated Balance Sheets. We recorded net adjustments to our equity accounts of $11 million and $0.2 million in the three-month periods ended June 30, 2020 and 2019, respectively, and $(60) million and $6.4 million in the six-month periods ended June 30, 2020 and 2019, respectively. Negative adjustments reflect the net impact of the strengthening of the U.S. dollar against various foreign currencies for locations where the functional currency is not the U.S. dollar. Conversely, positive adjustments reflect the effect of a weakening U.S. dollar.

We recorded foreign currency transaction gains (losses) of $(3.9) million and $(11) million in the three- and six-month periods ended June 30, 2020, and less than $0.1 million and $0.7 million in the three- and six-month periods ended June 30, 2019, respectively. Those gains (losses) are included in other income (expense), net in our Consolidated Statements of Operations in those respective periods. As our functional currency in Angola is the U.S. dollar, we recorded foreign currency transaction gains (losses) related to the kwanza of $(0.2) million and $(2.2) million in the three- and six-month periods ended June 30, 2020 and $(0.6) million and $(0.6) million in the three- and six-month periods ended June 30, 2019, respectively, as a component of other income (expense), net in our Consolidated Statements of Operations for those respective periods. Our foreign currency transaction losses related primarily to the remeasurement of our Angolan kwanza cash balances to U.S. dollars. Any conversion of cash balances from kwanza to U.S. dollars is controlled by the central bank in Angola. We were able to repatriate $6.7 million of cash out of Angola during the first six months of 2020 and $5.5 million in the 12 months ended December 31, 2019. As of June 30, 2020 and December 31, 2019, we had the equivalent of approximately $11 million and $6.2 million, respectively, of kwanza cash balances in Angola reflected on our Consolidated Balance Sheets.

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

We estimated the fair market value of the Angolan bonds to be $10 million as of June 30, 2020 and December 31, 2019 using quoted market prices. Since the market for the Angolan bonds is not an active market, the fair value of the Angolan bonds is classified within Level 2 in the fair value hierarchy under U.S. GAAP. As of June 30, 2020 and December 31, 2019, the difference between the fair market value and the carrying amount of the Angolan bonds was immaterial.

Item 4.        Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2020 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There has been no change in our internal control over financial reporting that occurred during the three months ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are subject to various risks and uncertainties in the course of our business. A discussion of material risks and uncertainties may be found under Item 1A–Risk Factors in Part I of our annual report on Form 10-K for the year ended December 31, 2019.  The update to those risk factors provided under Item 1A–Risk Factors in Part II of our quarterly report on Form 10-Q for the quarter ended March 31, 2020 is incorporated by reference into this item.

Item 6.         Exhibits

Index to Exhibits
			Registration or File Number	Form of Report	Report Date	Exhibit Number
*	3.01	Restated Certificate of Incorporation	1-10945	10-K	Dec. 2000	3.01
*	3.02	Certificate of Amendment to Restated Certificate of Incorporation	1-10945	8-K	May 2008	3.1
*	3.03	Certificate of Amendment to Restated Certificate of Incorporation	1-10945	8-K	May 2014	3.1
*	3.04	Amended and Restated Bylaws	1-10945	8-K	Mar. 2020	3.01
*	10.01+	2020 Incentive Plan	333-238325	S-8	May 2020	4.06
	31.01	Rule 13a – 14(a)/15d – 14(a) certification of principal executive officer
	31.02	Rule 13a – 14(a)/15d – 14(a) certification of principal financial officer
	32.01	Section 1350 certification of principal executive officer
	32.02	Section 1350 certification of principal financial officer
	101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
	101.SCH	XBRL Taxonomy Extension Schema Document
	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
	101.LAB	XBRL Taxonomy Extension Label Linkbase Document
	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
	104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
	+	Management contract or compensatory plan or arrangement.
	*	Exhibit previously filed with the Securities and Exchange Commission, as indicated, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 3, 2020	/S/ RODERICK A. LARSON
Date	Roderick A. Larson
President and Chief Executive Officer
(Principal Executive Officer)

August 3, 2020	/S/ ALAN R. CURTIS
Date	Alan R. Curtis
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

August 3, 2020	/S/ WITLAND J. LEBLANC, JR.
Date	Witland J. LeBlanc, Jr.
Vice President and Chief Accounting Officer
(Principal Accounting Officer)