Form 10-Q
period 2020-09-30
OCEANEERING INTERNATIONAL INC
filed 2020-11-02
CIK 73756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Not Applicable
(Former name, former address and former fiscal year, if changed from last report)
____________________________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.25 per share	OII	New York Stock Exchange
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
☐ Yes   ☑ No
Number of shares of Common Stock outstanding as of October 30, 2020: 99,304,638

Oceaneering International, Inc.
Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	Sep 30, 2020	Dec 31, 2019
(in thousands, except share data)
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$358,777	$373,655
Accounts receivable, net	331,617	421,360
Contract assets, net	220,760	221,288
Inventory, net	148,527	174,744
Other current assets	66,139	53,389
Total Current Assets	1,125,820	1,244,436
Property and equipment, at cost	2,418,523	2,622,185
Less accumulated depreciation	1,809,097	1,845,653
Net property and equipment	609,426	776,532
Other Assets:
Goodwill	34,559	405,079
Other noncurrent assets	128,180	151,378
Right-of-use operating lease assets	139,715	163,238
Total other assets	302,454	719,695
Total Assets	$2,037,700	$2,740,663
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$96,481	$145,933
Accrued liabilities	289,128	337,681
Contract liabilities	45,566	117,342
Total current liabilities	431,175	600,956
Long-term debt	805,631	796,516
Long-term operating lease liabilities	154,355	160,988
Other long-term liabilities	87,120	106,794
Commitments and contingencies
Equity:
Common stock, par value $0.25 per share; 360,000,000 shares authorized; 110,834,088 shares issued	27,709	27,709
Additional paid-in capital	190,250	207,130
Treasury stock; 11,529,450 and 11,903,252 shares, at cost	(660,234)	(681,640)
Retained earnings	1,376,220	1,850,244
Accumulated other comprehensive loss	(380,589)	(334,097)
Oceaneering shareholders' equity	553,356	1,069,346
Noncontrolling interest	6,063	6,063
Total equity	559,419	1,075,409
Total Liabilities and Equity	$2,037,700	$2,740,663

The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2020	2019	2020	2019
Revenue	$439,743	$497,647	$1,403,627	$1,487,314
Cost of services and products	410,092	448,586	1,284,687	1,368,683
Gross margin	29,651	49,061	118,940	118,631
Selling, general and administrative expense	49,396	54,255	152,856	155,174
Long-lived assets impairments	—	—	68,763	—
Goodwill impairment	40,875	—	343,880	—
Income (loss) from operations	(60,620)	(5,194)	(446,559)	(36,543)
Interest income	414	2,089	2,202	6,541
Interest expense, net of amounts capitalized	(9,250)	(11,382)	(33,323)	(31,005)
Equity in income (losses) of unconsolidated affiliates	131	554	2,002	390
Other income (expense), net	(2,836)	(3,660)	(13,624)	(2,934)
Income (loss) before income taxes	(72,161)	(17,593)	(489,302)	(63,551)
Provision (benefit) for income taxes	7,204	7,930	(17,551)	21,981
Net Income (Loss)	$(79,365)	$(25,523)	$(471,751)	$(85,532)

Weighted-average shares outstanding
Basic	99,297	98,930	99,209	98,858
Diluted	99,297	98,930	99,209	98,858
Earnings (loss) per share
Basic	$(0.80)	$(0.26)	$(4.76)	$(0.87)
Diluted	$(0.80)	$(0.26)	$(4.76)	$(0.87)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Net income (loss)	$(79,365)	$(25,523)	$(471,751)	$(85,532)
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	13,204	(33,159)	(46,492)	(26,710)
Total other comprehensive income (loss)	13,204	(33,159)	(46,492)	(26,710)
Comprehensive income (loss)	$(66,161)	$(58,682)	$(518,243)	$(112,242)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
(in thousands)	2020	2019
Cash Flows from Operating Activities:
Net income (loss)	$(471,751)	$(85,532)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization, including goodwill impairment	482,445	153,357
Loss on impairment of long-lived assets	68,763	—
Deferred income tax provision (benefit)	(8,211)	(8,171)
Inventory write-downs	7,038	—
Net loss (gain) on sales of property and equipment and cost method investment	1,597	(4,935)
Noncash compensation	6,252	8,202
Noncash impact of lease accounting	(1,838)	—
Excluding the effects of acquisitions, increase (decrease) in cash from:
Accounts receivable and contract assets	87,999	51,629
Inventory	19,179	(10,765)
Proceeds from interest rate swaps	12,840	—
Other operating assets	(4,639)	16,502
Currency translation effect on working capital, excluding cash	3,256	(4,375)
Current liabilities	(158,496)	(340)
Other operating liabilities	(12,071)	(3,405)
Total adjustments to net income (loss)	504,114	197,699
Net Cash Provided by (Used in) Operating Activities	32,363	112,167
Cash Flows from Investing Activities:
Purchases of property and equipment	(45,840)	(128,847)
Distributions of capital from unconsolidated affiliates	5,374	2,395
Proceeds from sale of property and equipment	1,752	6,406
Net Cash Provided by (Used in) Investing Activities	(38,714)	(120,046)
Cash Flows from Financing Activities:
Other financing activities	(1,725)	(2,320)
Net Cash Provided by (Used in) Financing Activities	(1,725)	(2,320)
Effect of exchange rates on cash	(6,802)	(3,737)
Net Increase (Decrease) in Cash and Cash Equivalents	(14,878)	(13,936)
Cash and Cash Equivalents—Beginning of Period	373,655	354,259
Cash and Cash Equivalents—End of Period	$358,777	$340,323

The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Oceaneering Shareholders' Equity	Non-controlling Interest	Total Equity
(in thousands)
Balance, December 31, 2019	$27,709	$207,130	$(681,640)	$1,850,244	$(334,097)	$1,069,346	$6,063	$1,075,409
Cumulative effect of ASC 326 adoption	—	—	—	(2,273)	—	(2,273)	—	(2,273)
Net income (loss)	—	—	—	(367,598)	—	(367,598)	—	(367,598)
Other comprehensive income (loss) currency translation adjustments	—	—	—	—	(70,325)	(70,325)	—	(70,325)
Restricted stock unit activity	—	(11,816)	13,262	—	—	1,446	—	1,446
Restricted stock activity	—	(5,992)	5,992	—	—	—	—	—
Balance, March 31, 2020	27,709	189,322	(662,386)	1,480,373	(404,422)	630,596	6,063	636,659
Net income (loss)	—	—	—	(24,788)	—	(24,788)	—	(24,788)
Other comprehensive income (loss) currency translation adjustments	—	—	—	—	10,629	10,629	—	10,629
Restricted stock unit activity	—	1,790	1,119	—	—	2,909	—	2,909
Balance, June 30, 2020	27,709	191,112	(661,267)	1,455,585	(393,793)	619,346	6,063	625,409
Net income (loss)	—	—	—	(79,365)	—	(79,365)	—	(79,365)
Other comprehensive income (loss) currency translation adjustments	—	—	—	—	13,204	13,204	—	13,204
Restricted stock unit activity	—	(862)	1,033	—	—	171	—	171
Balance, September 30, 2020	$27,709	$190,250	$(660,234)	$1,376,220	(380,589)	$553,356	$6,063	$559,419

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Oceaneering Shareholders' Equity	Non-controlling Interest	Total Equity
(in thousands)
Balance, December 31, 2018	$27,709	$220,421	$(704,066)	$2,204,548	$(339,377)	$1,409,235	$6,063	$1,415,298
Cumulative effect of ASC 842 adoption	—	—	—	(5,860)	—	(5,860)	—	(5,860)
Net income (loss)	—	—	—	(24,827)	—	(24,827)	—	(24,827)
Other comprehensive income (loss) currency translation adjustments	—	—	—	—	6,246	6,246	—	6,246
Restricted stock unit activity	—	(16,494)	17,137	—	—	643	—	643
Restricted stock activity	—	(5,143)	5,143	—	—	—	—	—
Balance, March 31, 2019	27,709	198,784	(681,786)	2,173,861	(333,131)	1,385,437	6,063	1,391,500
Net income (loss)	—	—	—	(35,182)	—	(35,182)	—	(35,182)
Other comprehensive income (loss) currency translation adjustments	—	—	—	—	203	203	—	203
Restricted stock unit activity	—	2,443	69	—	—	2,512	—	2,512
Balance, June 30, 2019	27,709	201,227	(681,717)	2,138,679	(332,928)	1,352,970	6,063	1,359,033
Net income (loss)	—	—	—	(25,523)	—	(25,523)	—	(25,523)
Other comprehensive income (loss) currency translation adjustments	—	—	—	—	(33,159)	(33,159)	—	(33,159)
Restricted stock unit activity	—	2,728	—	—	—	2,728	—	2,728
Balance, September 30, 2019	$27,709	$203,955	$(681,717)	$2,113,156	$(366,087)	$1,297,016	$6,063	$1,303,079

The accompanying Notes are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    SUMMARY OF MAJOR ACCOUNTING POLICIES

Basis of Presentation. Oceaneering International, Inc. ("Oceaneering," "we" or "us") has prepared these unaudited consolidated financial statements pursuant to instructions for quarterly reports on Form 10-Q, which we are required to file with the United States Securities and Exchange Commission (the "SEC"). These financial statements do not include all information and footnotes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). These financial statements reflect all adjustments that we believe are necessary to present fairly our financial position as of September 30, 2020 and our results of operations and cash flows for the periods presented. Except as otherwise disclosed herein, all such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in our annual report on Form 10-K for the year ended December 31, 2019. The results for interim periods are not necessarily indicative of annual results.
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
Recasting of Certain Prior Period Information. In the third quarter of 2020, we changed our organizational structure as part of the transformation to realign our businesses to achieve greater cost efficiencies. As a result, information that our chief operating decision maker regularly reviews changed. Therefore, for the three- and nine-month periods ended September 30, 2020, we are reporting our financial results consistent with our newly realigned operating segments and have recast certain prior period amounts to conform to the way we now manage our businesses and monitor segment performance as described in Note 3–"Revenue" and Note 10–"Business Segment Information." We also changed our reporting units to realign with the changes in our segments and reassessed impairments for long-lived assets and goodwill as described in Note 4–"Impairments."
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

We are monitoring the impacts from the coronavirus (COVID-19) outbreak and volatility in the oil and natural gas markets on our customers and various counterparties. We have considered the current and expected economic and market conditions, as a result of COVID-19, in determining credit loss expense for the three- and nine-month periods ended September 30, 2020.
As a result of the adoption of ASC 326, we recorded a cumulative-effect adjustment of $2.3 million as of January 1, 2020, which decreased retained earnings and increased the allowance for credit losses. We adopted ASC 326 using the modified retrospective method. Prior periods were not restated. We had an allowance for doubtful accounts of $7.5 million as of December 31, 2019, which we determined using the specific identification method, in accordance with previously applicable U.S. GAAP. As of September 30, 2020, our allowance for credit losses was $9.2 million for accounts receivable and $0.6 million for other receivables.
Financial assets are written off when deemed uncollectible and there is no reasonable expectation of recovering the contractual cash flows. During the three- and nine-month periods ended September 30, 2020, we wrote off accounts receivable of $5.3 million that previously had been reserved.
We have elected to apply the practical expedient available under ASC 326 to exclude the accrued interest receivable balance that is included in our held-to-maturity loans receivable. The amount excluded as of September 30, 2020 was $1.6 million.
Accounts receivable are considered to be past-due after the end of the contractual terms agreed to with the customer. There were no material past-due amounts that we consider uncollectible for our financial assets as of September 30, 2020. We generally do not require collateral from our customers.
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
We capitalize interest on assets where the construction period is anticipated to be more than three months. We capitalized no interest in the three- and nine-month periods ended September 30, 2020 and $1.4 million and $3.4 million of interest in the three- and nine-month periods ended September 30, 2019, respectively. We do not allocate general administrative costs to capital projects.
Our management periodically, and upon the occurrence of a triggering event, reviews the realizability of our property and equipment, long-lived intangible assets and right-of-use operating lease assets to determine whether any events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable. For long-lived assets to be held and used, we base our evaluation on impairment indicators such as the nature of the assets, the future economic benefits of the assets, any historical or future profitability measurements and other external market conditions or factors that may be present. If such impairment indicators are present or other factors exist that indicate that the carrying amount of an asset may not be recoverable, we determine whether an impairment has occurred by utilization of an undiscounted cash flows analysis of the asset at the lowest level for which identifiable cash flows exist. If an impairment has occurred, we recognize a loss for the difference between the carrying amount and the fair value of the asset. For additional information regarding write-downs and write-offs of property and equipment, long-lived intangible assets and right-of-use operating lease assets in the three months ended March 31, 2020, see Note 4—"Impairments" and Note 10—"Business Segment Information."
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
In our evaluation of goodwill, we perform a qualitative or quantitative impairment test. Under the qualitative approach, if we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we are required to perform the quantitative analysis to determine the fair value for the reporting unit. We then compare the fair value of the reporting unit with its carrying amount and recognize an impairment loss for the amount by which the carrying amount exceeds the fair value of the reporting unit. The loss recognized should not exceed the total amount of goodwill allocated to the reporting unit. We also consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. For additional information regarding impairments of goodwill in the three months ended March 31, 2020 and September 30, 2020, see Note 4—"Impairments" and Note 10—"Business Segment Information."
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
We account for significant fixed-price contracts, mainly relating to our Manufactured Products segment, and to a lesser extent in our Offshore Projects Group and Aerospace and Defense Technologies segments, by recognizing revenue over time using an input, cost-to-cost measurement percentage-of-completion method. We use the input cost-to-cost method to faithfully depict revenue recognition. This commonly used method allows appropriate calculation of progress on our contracts. A performance obligation is satisfied as we create a product on behalf of the customer over the life of the contract. The remainder of our revenue is recognized at the point in time when control transfers to the customer, thus satisfying the performance obligation.
We have elected to recognize the cost for freight and shipping as an expense when incurred. Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, and that are collected by us from customers, are excluded from revenue.
In our service-based business lines, we principally charge on a dayrate basis for services provided. In our product-based business lines, predominantly in our Manufactured Products segment, we recognize revenue and profit using the percentage-of-completion method and exclude uninstalled materials and significant inefficiencies from the measure of progress.
We apply judgment in the determination and allocation of transaction price to performance obligations, and the subsequent recognition of revenue, based on the facts and circumstances of each contract. We routinely review estimates related to our contracts and, when required, reflect revisions to profitability in earnings immediately. If an element of variable consideration has the potential for a significant future reversal of revenue, we will constrain that variable consideration to a level intended to remove the potential future reversal. If a current estimate of total contract cost indicates an ultimate loss on a contract, we recognize the projected loss in full when we determine it. In prior years, we have recorded adjustments to earnings as a result of revisions to contract estimates; however, we did not have any material adjustments during the nine months ended September 30, 2020 and 2019. There could be significant adjustments to overall contract costs in the future, due to changes in facts and circumstances.
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
See Note 4—"Impairments" for more information on determination of impairment indicators for our right-of-use assets.

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

3.    REVENUE

Revenue by Category

We recognized revenue, disaggregated by business segment, geographical region, and timing of transfer of goods or services, as follows:

	Three Months Ended			Nine Months Ended
(in thousands)	Sep 30, 2020	Sep 30, 2019 *	Jun 30, 2020 *	Sep 30, 2020	Sep 30, 2019 *
Business Segment:
Energy Services and Products
Subsea Robotics	$119,617	$151,492	$119,234	$378,621	$432,548
Manufactured Products	110,416	114,487	100,570	377,520	334,488
Offshore Projects Group	73,212	89,115	73,840	221,306	289,193
Integrity Management & Digital Solutions	53,933	65,332	53,969	172,631	198,057
Total Energy Services and Products	357,178	420,426	347,613	1,150,078	1,254,286
Aerospace and Defense Technologies	82,565	77,221	79,603	253,549	233,028
Total	$439,743	$497,647	$427,216	$1,403,627	$1,487,314

* Recast to reflect segment changes.

	Three Months Ended			Nine Months Ended
(in thousands)	Sep 30, 2020	Sep 30, 2019	Jun 30, 2020	Sep 30, 2020	Sep 30, 2019
Geographic Operating Areas:
Foreign:
Africa	$43,077	$73,901	$51,649	$158,143	$222,397
United Kingdom	68,568	61,914	62,426	191,781	180,270
Norway	57,138	59,875	45,423	154,745	162,593
Asia and Australia	30,715	42,662	37,122	113,517	127,211
Brazil	19,296	25,404	19,117	64,902	66,825
Other	22,071	14,178	22,625	69,355	63,734
Total Foreign	240,865	277,934	238,362	752,443	823,030
United States	198,878	219,713	188,854	651,184	664,284
Total	$439,743	$497,647	$427,216	$1,403,627	$1,487,314

Timing of Transfer of Goods or Services:
Revenue recognized over time	$411,809	$460,029	$396,773	$1,306,889	$1,377,211
Revenue recognized at a point in time	27,934	37,618	30,443	96,738	110,103
Total	$439,743	$497,647	$427,216	$1,403,627	$1,487,314

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

The following table provides information about contract assets and contract liabilities from contracts with customers:

(in thousands)	Sep 30, 2020	Dec 31, 2019
Contract assets	$220,760	$221,288
Contract liabilities	45,566	117,342

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

During the nine months ended September 30, 2020, contract assets decreased by $0.5 million from the balance at December 31, 2019, due to the timing of billings of approximately $1.272 billion exceeding revenue earned of $1.271 billion. Contract liabilities decreased $72 million from the balance at December 31, 2019, due to revenue recognition of $118 million in excess of deferrals of milestone payments that totaled $46 million. There were no cancellations, impairments or other significant impacts in the period that relate to other categories of explanation.

Performance Obligations

As of September 30, 2020, the aggregate amount of the transaction price allocated to remaining performance obligations was $226 million. In arriving at this value, we have used two practical expedients available to us and are not disclosing amounts in relation to performance obligations: (1) that are part of contracts with an original expected duration of one year or less; or (2) on contracts where we recognize revenue in line with the billing. Of this amount, we expect to recognize revenue of $177 million over the next 12 months, and we expect to recognize substantially all of the remaining balance of $48 million within the next 24 months.
Due to the nature of our service contracts in our Subsea Robotics, Offshore Projects Group, Integrity Management & Digital Solutions ("IMDS") and Aerospace and Defense Technologies ("ADTech") segments, the majority of our contracts either have initial contract terms of one year or less or have customer option cancellation clauses that lead us to consider the original expected duration of one year or less.
In our Manufactured Products and ADTech segments, we have long-term contracts that extend beyond one year, and these make up the majority of the performance obligations balance reported as of September 30, 2020. We also have shorter-term product contracts with an expected original duration of one year or less that have been excluded.
Where appropriate, we have made estimates within the transaction price of elements of variable consideration within the contracts and constrained those amounts to a level where we consider it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. The amount of revenue recognized in the three months ended September 30, 2020 that was associated with performance obligations completed or partially completed in prior periods was not significant.
As of September 30, 2020, there were no significant outstanding liability balances for refunds or returns due to the nature of our contracts and the services and products we provide. Our warranties are limited to assurance warranties that are of a standard length and are not considered to be material rights. The majority of our contracts consist of a single performance obligation. When there are multiple obligations, we look for observable evidence of stand-alone selling prices on which to base the allocation. This involves judgment as to the appropriateness of the observable evidence relating to the facts and circumstances of the contract. If we do not have observable evidence, we estimate stand-alone selling prices by taking a cost-plus-margin approach, using typical margins from the type of product or service, customer and regional geography involved.

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

Costs to fulfill a contract primarily consist of certain mobilization costs incurred to provide services or products to our customers. These costs are deferred and amortized over the period of contract performance. The closing balance of costs to fulfill a contract was $9.6 million and $15 million as of September 30, 2020 and December 31, 2019, respectively. For the three- and nine-month periods ended September 30, 2020, we recorded amortization expense of $1.5 million and $5.3 million, respectively. For the three- and nine-month periods ended September 30, 2019, we recorded amortization expense of $1.9 million and $6.2 million, respectively. No impairment costs were recognized.

4.    IMPAIRMENTS

In the third quarter of 2020, we changed our organizational structure as part of the transformation to realign our businesses to achieve greater cost efficiencies. This resulted in changes in our operating segments and reporting units. Beginning with the three months ended September 30, 2020, we are reporting our financial results consistent with our newly realigned operating segments and have recast certain prior period amounts presented to reflect these changes. For information regarding our new business segments, see Note 10–"Business Segment Information."

Goodwill

After reallocation of our goodwill to our new segments in the third quarter of 2020, we determined that impairment indicators were present and performed quantitative analyses for our Subsea Robotics and Manufactured Products reporting units. Based on these quantitative analyses, the fair value was determined to be less than the carrying value for our Manufactured Products unit, but not for our Subsea Robotics reporting unit. As a result, for our Manufactured Products unit, we recorded a pre-tax goodwill impairment loss of $41 million.
During the first quarter of 2020, due to the protracted energy downturn compounded by demand destruction resulting from the adverse impacts of the COVID-19 pandemic and insufficient control of crude oil supply levels during the quarter, as well as our customers' continued focus on cost discipline, we determined that impairment indicators were present and we were required to perform a quantitative analysis for our Subsea Products–Service, Technology and Rentals ("ST&R"), Subsea Products–Manufactured Products, Subsea Projects, Asset Integrity and Advanced Technologies–Commercial reporting units. Based on these quantitative analyses, the fair value was determined to be less than the carrying value for each of those reporting units, with the exception of Subsea Products–Manufactured Products. As a result, for our Subsea Products–ST&R, Subsea Projects, Asset Integrity and Advanced Technologies–Commercial reporting units, we recorded pre-tax goodwill impairment losses of $51 million, $130 million, $111 million and $11 million, respectively. For our Remotely Operated Vehicles ("ROV") and Advanced Technologies–Government reporting units, qualitative assessments were performed; and we concluded that it was more likely than not the fair value of the reporting units were more than the carrying values of the respective reporting units and, therefore, no impairments were recorded for those reporting units.
Our estimates of fair values for our reporting units determined in the first and third quarters of 2020 required us to use significant unobservable inputs, classified as Level 3 fair value measurements, including assumptions related to future performance, risk-adjusted discount rates, future commodity prices and demand for our services and estimates of expected realizable values. For our cash flow projections in each of those periods, we utilized a weighted-average cost of capital ranging from 11% to 15% and a terminal value based on the Gordon Growth Model, assuming an expected long-term growth rate of 2%.
Our third quarter 2020 change in our operating segments resulted in one reporting unit for each of our new segments. The following table reflects goodwill impairments as recorded in the three-month period ended March 31, 2020, and allocated, based on historical cost, in the third quarter of 2020 to the reporting segments in our new organizational structure:

	Three Months Ended March 31, 2020
(in thousands)	As originally recorded	As recast to reflect segment changes
Segment/Reporting Unit	Goodwill Impairment	Subsea Robotics	Manufactured Products	Offshore Projects Group	IMDS	Total
Subsea Products/ST&R	$51,302	$17,457	$—	$33,845	$—	$51,302
Subsea Projects/Subsea Projects	129,562	84,661	—	32,440	12,461	129,562
Asset Integrity/Asset Integrity	110,753	—	—	—	110,753	110,753
Advanced Technologies/Commercial	11,388	—	11,388	—	—	11,388
Total goodwill impairment	$303,005	$102,118	$11,388	$66,285	$123,214	$303,005

We did not identify any triggering events in the three- and nine-month periods ended September 30, 2019 and no impairments of goodwill were recorded in those periods.
Aside from the goodwill impairments discussed above, the changes in our reporting units' goodwill balances during the periods presented are from currency exchange rate changes.
For further information regarding goodwill by business segment, see Note 10–"Business Segment Information."

Property and Equipment and Intangible Assets
After reallocation of our long-lived assets to our new segments in the third quarter of 2020, we determined that impairment indicators were present and performed a quantitative assessment for our Manufactured Products asset groups. Based on that assessment, we concluded that it was more likely than not that the fair value of the asset groups within Manufactured Products was more than the carrying value of each asset group and, therefore, no impairment was required. We did not identify any triggering events for our asset groups other than those included in Manufactured Products during the third quarter of 2020.
During the first quarter of 2020, due to the protracted energy downturn compounded by demand destruction resulting from the adverse impacts of the COVID-19 pandemic and insufficient control of crude oil supply levels during the quarter, as well as our customers' continued focus on cost discipline, we determined that impairment indicators were present within certain of our asset groups. To measure market value for these asset groups, we used the following approaches:
•Subsea Distribution Solutions U.K. - We utilized the cost approach and considered economic obsolescence under the income approach to determine fair value of the property and equipment.
•Subsea Distribution Solutions Brazil and Angola - We utilized a combination of market and cost approaches to measure fair values.
•Shallow Water vessels - We utilized the cost approach and considered historical, current and anticipated dayrates and utilization to measure market value.
•Renewables and Special Projects - We utilized a combination of market and cost approaches to measure fair values.
•Oceaneering Entertainment Systems and Oceaneering AGV Systems - We utilized a combination of market and cost approaches to measure fair value.
Our estimates of fair values for these asset groups required us to use significant unobservable inputs, classified as Level 3 fair value measurements, including assumptions related to future performance, risk-adjusted discount rates, future commodity prices and demand for our services and estimates of expected realizable value. In the first quarter of 2020, our cash flow projections utilized a weighted-average cost of capital ranging from 12% to 15% and a terminal value based on the Gordon Growth Model, assuming an expected long-term growth rate of 2%.
Our third quarter 2020 change in operating segments did not result in any changes in our asset groups. Our reporting units with long-lived asset impairments in the three-month period ended March 31, 2020, were realigned into our new reporting segments as follows:

	Three Months Ended March 31, 2020
(in thousands)	As originally recorded	As recast to reflect segment changes
Segment/Reporting Unit	Long-lived Asset Impairments	Manufactured Products	Offshore Projects Group	IMDS	Total
Subsea Products
Subsea Distribution Solutions U.K.	$6,543	$6,543	$—	$—	$6,543
Subsea Distribution Solutions Brazil	9,834	9,834			9,834
Subsea Distribution Solutions Angola	38,482	38,482			38,482
Subsea Projects
Shallow Water Vessels	3,894		3,894		3,894
Renewables and Special Projects Group	3,628		3,628		3,628
Global Data Solutions	167			167	167
Advanced Technologies
Oceaneering Entertainment Systems	5,065	5,065			5,065
Oceaneering AGV Systems	1,150	1,150			1,150
Total long-lived asset impairments	$68,763	$61,074	$7,522	$167	$68,763

We did not identify any triggering events in the three- and nine-month periods ended September 30, 2019, and no impairments of long-lived assets were recorded in those periods.

5.    INCOME TAXES

Due to the economic uncertainty presented by COVID-19 and the current volatility in the oil and natural gas markets, we believe using a discrete tax provision method for the nine-month period ended September 30, 2020, based on actual earnings for the period, is a more reliable method for providing for income taxes because our annual effective tax rate as calculated under ASC 740-270 is highly sensitive to changes in estimates of total ordinary income (loss). Therefore, we do not believe a discussion of the annual effective tax rate is meaningful. The tax provision is based on (1) our earnings for the period and other factors affecting the tax provision and (2) the operations of foreign branches and subsidiaries that are subject to local income and withholding taxes. Factors that affect our tax rate include our profitability levels in general and the geographic mix in the sources of our results. The effective tax rate for the nine-month periods ended September 30, 2020 and 2019 was different than the federal statutory rate of 21%, primarily due to the 2020 enactment of the U.S. Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"), the geographic mix of operating revenue and results, and changes in uncertain tax positions and other discrete items. We continue to make an assertion to indefinitely reinvest the unrepatriated earnings of any foreign subsidiary that would incur incremental tax consequences upon the distribution of such earnings.

In the nine-month period ended September 30, 2020, we recognized a discrete tax benefit of $42 million, primarily related to a cash tax benefit of $33 million and a non-cash tax benefit of $9.9 million related to the CARES Act. These benefits are classified as an income tax receivable and a reduction in long-term liabilities, respectively. To secure these benefits, we filed a 2014 refund claim to carryback our U.S. net operating loss generated in 2019 and amended 2012 and 2013 income tax returns impacted by the net operating loss carryback. Prior to enactment of the CARES Act, such net operating losses could only be carried forward. In the nine-month period ended September 30, 2019, we recognized discrete tax expense of $5.1 million, primarily related to share-based compensation and valuation allowances.
We conduct our international operations in jurisdictions that have varying laws and regulations regarding income and other taxes, some of which are subject to interpretation. We recognize the expense or benefit for a tax position if it is more likely than not to be sustainable upon audit by the applicable taxing authority. If this threshold is met, the tax expense or benefit is then measured and recognized at the largest amount that we believe is greater than 50% likely of being realized upon ultimate settlement. We will continue to monitor this legislation as subsequent actions could postpone, modify or suspend these changes.
Our tax expense for the quarter ending September 30, 2020, was impacted by changes in the corporate income tax and withholding tax laws in Angola enacted during the quarter. The Angola Corporate Income Tax (CIT) Code was amended by Law No. 26/2020, on July 20, 2020 with enforcement beginning on August 20, 2020. Among other changes, the new law decreased the corporate income tax rate from 30% to 25% and increased the withholding tax rate on certain payments made to entities not resident to Angola from 6.5% to 15%.
We have accrued a net total of $12 million and $21 million in other long-term liabilities on our balance sheet for worldwide unrecognized tax liabilities as of September 30, 2020 and December 31, 2019, respectively. We account for any applicable interest and penalties related to uncertain tax positions as a component of our provision for income taxes on our financial statements. Changes in management's judgment related to those liabilities would affect our effective income tax rate in the periods of change.
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

6.    SELECTED BALANCE SHEET INFORMATION
The following is information regarding selected balance sheet accounts:

(in thousands)	Sep 30, 2020	Dec 31, 2019
Inventory:
Remotely operated vehicle parts and components	$68,957	$76,120
Other inventory, primarily raw materials	79,570	98,624
Total	$148,527	$174,744

Other current assets:
Prepaid expenses	$55,960	$43,210
Angolan bonds	10,179	10,179
Total	$66,139	$53,389

Accrued liabilities:
Payroll and related costs	$120,117	$137,001
Accrued job costs	40,662	54,387
Income taxes payable	33,986	36,996
Current operating lease liability	20,481	19,863
Other	73,882	89,434
Total	$289,128	$337,681

7.    DEBT
Long-term debt consisted of the following:

(in thousands)	Sep 30, 2020	Dec 31, 2019
4.650% Senior Notes due 2024	$500,000	$500,000
6.000% Senior Notes due 2028	300,000	300,000
Fair value of interest rate swaps on $200 million of principal	—	3,235
Interest rate swap settlements	11,525	—
Unamortized debt issuance costs	(5,894)	(6,719)
Long-term debt	$805,631	$796,516

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

In February 2018, we entered into Agreement and Amendment No. 4 to the Credit Agreement ("Amendment No. 4"). Amendment No. 4 amended the Credit Agreement to, among other things, extend the maturity of the Revolving Credit Facility to January 25, 2023 with the extending lenders, which represent 90% of the existing commitments of the lenders, such that the total commitments for the Revolving Credit Facility will be $500 million until October 25, 2021, and thereafter $450 million until January 25, 2023. As of September 30, 2020, we had no borrowings outstanding under the Revolving Credit Facility.

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

The Credit Agreement contains various covenants that we believe are customary for agreements of this nature, including, but not limited to, restrictions on our ability and the ability of each of our subsidiaries to incur debt, grant liens, make certain investments, make distributions, merge or consolidate, sell assets and enter into certain restrictive agreements. We are also subject to a maximum adjusted total Capitalization Ratio (as defined in the Credit Agreement) of 55%. The Credit Agreement includes customary events of default and associated remedies. As of September 30, 2020, we were in compliance with all the covenants set forth in the Credit Agreement.

We had two interest rate swaps in place relating to a total of $200 million of the 2024 Senior Notes for the period to November 2024. The agreements swapped the fixed interest rate of 4.65% on $100 million of the 2024 Senior Notes to the floating rate of one-month LIBOR plus 2.426% and on another $100 million to one-month LIBOR plus 2.823%. In March 2020, we settled both interest rate swaps with the counterparty for cash proceeds of $13 million. The settlement resulted in a $13 million adjustment to increase our long-term debt balance that will be amortized to interest expense prospectively through the maturity date for the 2024 Senior Notes using the effective interest method. As a result, we amortized $0.6 million and $1.3 million to interest expense for the three- and nine-month periods ended September 30, 2020, respectively.

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

8.    COMMITMENTS AND CONTINGENCIES

Litigation. In the ordinary course of business, we are, from time to time, involved in litigation or subject to disputes, governmental investigations or claims related to our business activities, including, among other things:

•performance- or warranty-related matters under our customer and supplier contracts and other business arrangements; and
•workers’ compensation claims, Jones Act claims, occupational hazard claims, premises liability claims and other claims.

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

We estimated the aggregate fair market value of the Senior Notes to be $571 million as of September 30, 2020, based on quoted prices. Since the market for the Senior Notes is not an active market, the fair value of the Senior Notes is classified within Level 2 in the fair value hierarchy under U.S. GAAP (inputs other than quoted prices in active markets for similar assets and liabilities that are observable or can be corroborated by observable market data for substantially the full terms for the assets or liabilities).

As our functional currency in Angola and Brazil is the U.S. dollar, we recorded foreign currency transaction losses related to the Angolan kwanza and Brazilian real as a component of other income (expense), net in our Consolidated Statements of Operations. Foreign currency losses related to the Angolan kwanza of less than $0.1 million and $2.0 million in the three-month periods ended September 30, 2020 and 2019, respectively, and $2.2 million and $2.6 million in the nine-month periods ended September 30, 2020 and 2019, respectively, were primarily due to the remeasurement of our Angolan kwanza cash balances to U.S. dollars. Foreign currency losses related to the Brazilian real of $0.7 million and $1.3 million in the three-month periods ended September 30, 2020 and 2019, respectively, and $8.4 million and $1.0 million in the nine-month periods ended September 30, 2020 and 2019, respectively, were primarily due to the remeasurement of our Brazilian real liability balances to U.S. dollars.
Any conversion of cash balances from kwanza to U.S. dollars is controlled by the central bank in Angola. As of September 30, 2020 and December 31, 2019, we had the equivalent of approximately $9.4 million and $6.2 million, respectively, of kwanza cash balances in Angola reflected on our Consolidated Balance Sheets.

To mitigate our currency exposure risk in Angola, we have used kwanza to purchase equivalent Angolan central bank (Banco Nacional de Angola) bonds. The bonds are denominated as U.S. dollar equivalents, so that, upon payment of semi-annual interest and principal upon maturity, payment is made in kwanza, equivalent to the respective U.S. dollars at the then-current exchange rate. As of September 30, 2020 and December 31, 2019, we had $10 million of Angolan bonds on our Consolidated Balance Sheets. Because we intend to sell the bonds if we are able to repatriate the proceeds, we have classified these bonds as available-for-sale securities, and they are recorded in other current assets on our Consolidated Balance Sheets.
We estimated the fair market value of the Angolan bonds to be $10 million as of September 30, 2020 and December 31, 2019 using quoted market prices. Since the market for the Angolan bonds is not an active market, the fair value of the Angolan bonds is classified within Level 2 in the fair value hierarchy under U.S. GAAP.

9.    EARNINGS (LOSS) PER SHARE, SHARE-BASED COMPENSATION AND SHARE REPURCHASE PLAN
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
During 2018, 2019 and through September 30, 2020, we granted restricted units of our common stock to certain of our key executives and employees. During 2018, 2019 and 2020, our Board of Directors granted restricted common stock to our nonemployee directors. The restricted stock units granted to our key executives and key employees generally vest in full on the third anniversary of the award date, conditional on continued employment. The restricted stock unit grants can vest pro rata over three years, provided the individual meets certain age and years-of-service requirements. The shares of restricted stock we grant to our nonemployee directors vest in full on the first anniversary of the award date, conditional on continued service as a director. Each grantee of shares of restricted stock is deemed to be the record owner of those shares during the restriction period, with the right to vote and receive any dividends on those shares. The restricted stock units outstanding have no voting or dividend rights.
For each of the restricted stock units granted in 2018 through September 30, 2020, at the earlier of three years after grant or at termination of employment or service, the grantee will be issued one share of our common stock for each unit vested. As of September 30, 2020 and December 31, 2019, respective totals of 1,987,964 and 1,741,335 shares of restricted stock and restricted stock units were outstanding.
We estimate that share-based compensation cost not yet recognized related to shares of restricted stock or restricted stock units, based on their grant-date fair values, was $11 million as of September 30, 2020. This expense is being recognized on a graded-vesting basis over three years for awards attributable to individuals meeting certain age and years-of-service requirements, and on a straight-line basis over the applicable vesting period of one or three years for the other awards.
Share Repurchase Plan. In December 2014, our Board of Directors approved a plan to repurchase up to 10 million shares of our common stock. Under this plan, in 2015, we repurchased 2.0 million shares. We have not repurchased any shares under this plan since 2015. We account for the shares we hold in treasury under the cost method, at average cost.

10.    BUSINESS SEGMENT INFORMATION

We are a global provider of engineered services and products, primarily to the offshore energy industry. Through the use of our applied technology expertise, we also serve the defense, aerospace and commercial theme park industries.

In the third quarter of 2020, we changed our organizational structure as part of the transformation to realign our businesses to achieve greater cost efficiencies. As a result, information that our chief operating decision maker regularly reviews changed. Therefore, beginning with results for the three months ended September 30, 2020, we are reporting our financial results consistent with our newly realigned operating segments and have recast certain prior period amounts to conform to the way we internally manage our businesses and monitor segment performance. Our new structure aligns our company around five reportable segments: (1) Subsea Robotics; (2) Manufactured Products; (3) Offshore Projects Group; (4) Integrity Management & Digital Solutions; and (5) Aerospace and Defense Technologies.

Our Energy Services and Products business leverages our asset base and capabilities for providing services and products for offshore energy operations, inclusive of the offshore renewable energy market. Our Energy Services and Products segments are:

•Subsea Robotics—Our Subsea Robotics segment consists of our prior ROV segment, plus ROV tooling (previously in our Subsea Products segment) and survey services (previously in our Subsea Projects segment). Our Subsea Robotics segment provides the following:

◦ROVs for drilling support and vessel-based services, including subsea hardware installation, construction, pipeline inspection, survey and facilities inspection, maintenance and repair;
◦ROV tooling; and
◦survey services, including hydrographic survey and positioning services and autonomous underwater vehicles for geoscience.

•Manufactured Products—Our Manufactured Products segment consists of our prior Manufactured Products Business unit (previously in our Subsea Products segment) plus commercial theme park entertainment systems and automated guided vehicle technology (previously in our Advanced Technologies segment). Our Manufactured Products segment provides the following:

◦distribution and connection systems including production control umbilicals and field development hardware and pipeline connection and repair systems to the energy industry; and
◦automated guided vehicle technology and entertainment systems to a variety of industries.

•Offshore Projects Group—Our Offshore Projects Group segment consists of our prior Subsea Projects segment less survey services, maritime shipping and global data solutions (“GDS”) plus our Service and Rental business unit (previously in our Subsea Products segment). Our Offshore Projects Group segment provides the following:

◦project management, subsea installation and intervention, inspection, maintenance and repair services, principally in the U.S. Gulf of Mexico and offshore Angola, utilizing owned and charter vessels;
◦riserless light well intervention services;
◦installation and workover control systems; and
◦seabed preparation, route clearance and trenching services for submarine cables for the renewable energy markets.

•Integrity Management & Digital Solutions ("IMDS")—Our IMDS segment consists of our prior Asset Integrity segment plus maritime shipping and GDS (previously in our Subsea Projects segment). Our IMDS segment provides the following:

◦asset integrity management services;
◦software and analytical solutions for the bulk cargo maritime industry; and
◦software, digital and connectivity solutions for the energy industry.

Our Aerospace and Defense Technologies ("ADTech") segment consists of our prior Government business unit (previously in our Advanced Technologies segment). Our ADTech segment provides services and products include engineering and related manufacturing in defense and space exploration activities, principally to U.S. Government agencies and their prime contractors.

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

	Three Months Ended			Nine Months Ended
(in thousands)	Sep 30, 2020	Sep 30, 2019 *	Jun 30, 2020 *	Sep 30, 2020	Sep 30, 2019 *
Revenue
Energy Services and Products
Subsea Robotics	$119,617	$151,492	$119,234	$378,621	$432,548
Manufactured Products	110,416	114,487	100,570	377,520	334,488
Offshore Projects Group	73,212	89,115	73,840	221,306	289,193
Integrity Management & Digital Solutions	53,933	65,332	53,969	172,631	198,057
Total Energy Services and Products	357,178	420,426	347,613	1,150,078	1,254,286
Aerospace and Defense Technologies	82,565	77,221	79,603	253,549	233,028
Total	$439,743	$497,647	$427,216	$1,403,627	$1,487,314
Income (Loss) from Operations
Energy Services and Products
Subsea Robotics	$2,127	$15,457	$11,662	$(80,294)	$33,277
Manufactured Products	(38,198)	(2,158)	3,865	(100,471)	1,070
Offshore Projects Group	(12,282)	(34)	(4,135)	(95,740)	(2,792)
Integrity Management & Digital Solutions	793	(1,721)	(1,825)	(122,567)	(3,669)
Total Energy Services and Products	(47,560)	11,544	9,567	(399,072)	27,886
Aerospace and Defense Technologies	13,097	11,709	13,430	39,498	30,214
Unallocated Expenses	(26,157)	(28,447)	(28,179)	(86,985)	(94,643)
Total	$(60,620)	$(5,194)	$(5,182)	$(446,559)	$(36,543)
Depreciation and Amortization, including Goodwill Impairment
Energy Services and Products
Subsea Robotics	$25,144	$31,090	$25,080	$189,411	$95,917
Manufactured Products	44,028	4,920	3,587	63,579	14,953
Offshore Projects Group	15,147	10,610	8,255	98,309	30,758
Integrity Management & Digital Solutions	866	2,087	757	125,966	6,170
Total Energy Services and Products	85,185	48,707	37,679	477,265	147,798
Aerospace and Defense Technologies	654	640	658	1,999	1,998
Unallocated Expenses	1,712	1,220	361	3,181	3,561
Total	$87,551	$50,567	$38,698	$482,445	$153,357

* Recast to reflect segment changes.

We determine Income (Loss) from Operations for each business segment before interest income or expense, other income (expense) and provision for income taxes. We do not consider an allocation of these items to be practical.

Income (Loss) from Operations
Three Months Ended September 30, 2020—During the three-month period ended September 30, 2020, we recorded adjustments attributable to each of our reporting segments as follows:

	For the Three Months Ended September 30, 2020
(in thousands)	Subsea Robotics	Manufactured Products	Offshore Projects Group	IMDS	ADTech	Unallocated Expenses	Total
Adjustments for the effects of:
Long-lived assets write-offs	$—	$—	$7,243	$—	$—	$—	$7,243
Inventory write-downs	7,038	—	—	—	—	—	7,038
Goodwill impairment	—	40,875	—	—	—	—	40,875
Other	2,535	2,559	5,326	83	545	—	11,048
Total of adjustments	$9,573	$43,434	$12,569	$83	$545	$—	$66,204

Nine Months Ended September 30, 2020—During the nine-month period ended September 30, 2020, we recorded adjustments attributable to each of our reporting segments as follows:

	For the Nine Months Ended September 30, 2020
(in thousands)	Subsea Robotics	Manufactured Products	Offshore Projects Group	IMDS	ADTech	Unallocated Expenses	Total
Adjustments for the effects of:
Long-lived assets impairments	$—	$61,074	$7,522	$167	$—	$—	$68,763
Long-lived assets write-offs	7,328	—	7,243	—	—	—	14,571
Inventory write-downs	7,038	—	—	—	—	—	7,038
Goodwill impairment	102,118	52,263	66,285	123,214	—	—	343,880
Other	4,834	5,755	7,947	3,850	545	455	23,386
Total of adjustments	$121,318	$119,092	$88,997	$127,231	$545	$455	$457,638

Depreciation and Amortization, including Goodwill Impairment
Depreciation expense on property and equipment, reflected in Depreciation and Amortization, including Goodwill Impairment in the table above, was $36 million, $47 million and $38 million in the three-month periods ended September 30, 2020 and 2019 and June 30, 2020, respectively, and $117 million and $145 million in the nine-month periods ended September 30, 2020 and 2019, respectively.
Amortization expense on long-lived intangible assets, reflected in Depreciation and Amortization, including Goodwill Impairment in the table above, was $3.5 million, $3.2 million and $0.8 million in the three-month periods ended September 30, 2020 and 2019 and June 30, 2020, respectively, and $6.9 million and $8.8 million in the nine-month periods ended September 30, 2020 and 2019, respectively.
Goodwill impairment expense, reflected in Depreciation and Amortization, including Goodwill Impairment in the table above, was $41 million and $344 million, in the three-month and nine-month periods ended September 30, 2020, respectively. For further information regarding goodwill impairment expense, see Note 4–"Impairments."
Long-lived assets write-offs, reflected in Depreciation and Amortization, including Goodwill Impairment in the table above, was $7.2 million and $15 million, in the three-month and nine-month periods ended September 30, 2020, respectively. For further information regarding our long-lived assets write-offs, see Note 4–"Impairments."

Assets, Property and Equipment, Net and Goodwill
The following table presents Assets, Property and Equipment, Net and Goodwill by business segment:

(in thousands)	Sep 30, 2020	Dec 31, 2019 *
Assets
Energy Services and Products
Subsea Robotics	$513,048	$765,015
Manufactured Products	450,201	607,674
Offshore Projects Group	363,366	504,139
Integrity Management & Digital Solutions	84,716	236,137
Total Energy Services and Products	1,411,331	2,112,965
Aerospace and Defense Technologies	119,153	138,772
Corporate and Other	507,216	488,926
Total	$2,037,700	$2,740,663
Property and Equipment, Net
Energy Services and Products
Subsea Robotics	$262,747	$336,038
Manufactured Products	95,157	151,259
Offshore Projects Group	218,900	255,425
Integrity Management & Digital Solutions	11,917	13,403
Total Energy Services and Products	588,721	756,125
Aerospace and Defense Technologies	8,083	9,574
Corporate and Other	12,622	10,833
Total	$609,426	$776,532
Goodwill
Energy Services and Products
Subsea Robotics	$24,105	$129,402
Manufactured Products	—	52,828
Offshore Projects Group	—	73,352
Integrity Management & Digital Solutions	—	139,043
Total Energy Services and Products	24,105	394,625
Aerospace and Defense Technologies	10,454	10,454
Total	$34,559	$405,079

* Recast to reflect segment changes.

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements we make in this quarterly report on Form 10-Q are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements include, without limitation, statements regarding our expectations about:
•the impacts of COVID-19 on the U.S. and the global economy, as well as on our business;
•our fourth quarter 2020 operating results and the contributions from our segments to those results, as well as the amount of Unallocated Expenses for the fourth quarter;
•our expectation of CARES Act and other tax refunds;
•our cash tax payments and projected capital expenditures for 2020;
•free cash flow, which we define as net cash provided by operating activities less cash paid for purchases of property and equipment, in 2020 and in future periods;
•future demand, order intake and business activity levels;
•the timing for the commencement of work on the Angola light well intervention project;
•the adequacy of our liquidity, cash flows and capital resources;
•shares to be repurchased under our share repurchase plan;
•the implementation of new accounting standards and related policies, procedures and controls;
•seasonality; and
•industry conditions.

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

One of the impacts of the pandemic has been a significant reduction in global demand for oil and natural gas. For example, according to industry reports, global demand for oil dropped precipitously by approximately 14 million barrels per day during the first quarter of 2020. This significant decline in demand was met with a sharp decline in oil prices following the announcement of price reductions and production increases in March 2020 by members of the Organization of Petroleum Exporting Countries ("OPEC"), and other foreign, oil-exporting countries. The resulting supply/demand imbalance has had, and is continuing to have, disruptive impacts on the oil and natural gas exploration and production industry and on other industries that serve exploration and production companies. OPEC and other foreign, oil-producing countries implemented production cuts during the second quarter and, though somewhat eased in August, extended the production cuts in the third quarter, in an effort to address the supply/demand imbalance. As a result, crude oil prices improved somewhat. However, as estimated by the International Energy Agency, global crude oil demand for the full year of 2020 was approximately 8.4 million barrels per day lower than for 2019. Recent increases in COVID-19 cases, or a so-called “second wave,” in various regions around the world and the resulting governmental and other restrictions imposed in response to those increases, have resulted in more volatility and less predictability in industry conditions. These conditions have led to significant global economic contraction generally and in our industry in particular.

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

As of the date of this report, our efforts to respond to the challenges presented by the conditions described above and minimize the impacts to our business have yielded results as we have largely been able to maintain operational continuity on a worldwide basis. Our manufacturing, services operations, and other operating facilities have remained operational and our vessels have continued to perform. We have moved quickly to reduce costs, increase operational efficiencies and lower our capital spending. In addition, as of September 30, 2020, we had $359 million of cash on our balance sheet and our $500 million revolving credit facility was undrawn and remains available to support our operations. We have not required any funding under any COVID-19-related, U.S. federal or other governmental programs to support our operations, and we do not expect to have to utilize any such funding. We have experienced some increased absenteeism in our hourly workforce, but, so far, we have not experienced any resulting problems that we have not been able to manage. We are continuing to address concerns to protect the health and safety of our employees and those of our customers and other business counterparties, and this includes changes to comply with health-related guidelines as they are modified and supplemented.

We cannot predict the full impact that COVID-19 or the significant disruption and volatility currently being experienced in the oil and natural gas markets will have on our business, cash flows, liquidity, financial condition and results of operations at this time, due to numerous uncertainties. The ultimate impacts will depend on future developments beyond our control, which are highly uncertain and cannot be predicted, including, among others, the ultimate geographic spread of the virus, the consequences of governmental and other measures designed to prevent the spread of the virus, the development of safe and effective treatments and vaccines, the duration of the outbreak, actions taken by members of OPEC and other foreign oil-exporting countries, governmental authorities, customers, suppliers and other thirds parties, workforce availability, and the timing and extent to which normal economic and operating conditions resume.

Realignment of Reportable Segments

As described in Note 10, "Business Segment Information,” in the accompanying consolidated financial statements, in the third quarter of 2020, we changed our organizational structure as part of the transformation to realign our businesses to achieve greater cost efficiencies. As a result, information that our chief operating decision maker regularly reviews for purposes of allocating resources and assessing performance changed. Therefore, for the three and nine months ended September 30, 2020, we are reporting our financial results consistent with our newly realigned operating segments and have recast certain prior period amounts to conform to the way we internally manage our businesses and monitor segment performance. Our new structure aligns our company around five reportable segments: (1) Subsea Robotics; (2) Manufactured Products; (3) Offshore Projects Group; (4) Integrity Management & Digital Solutions; and (5) Aerospace and Defense Technologies.

Overview of our Results and Guidance

Our diluted earnings (loss) per share for the three- and nine-month periods ended September 30, 2020 were $(0.80) and $(4.76), respectively, as compared to $(0.26) and $(0.87) for the corresponding periods of the prior year. Considering the uncertainties surrounding crude oil markets and the COVID-19 pandemic, we were encouraged by our operating results adjusted for asset impairments, write-offs and other charges. These results were partially attributable to our actions to substantially reduce structural costs in light of an expected continuation of lower demand for our services and products.
Adjusted operating income improved as compared to the second quarter of 2020, as efficiency gains from our cost-out efforts are meaningfully enhancing our bottom-line results. Sequentially, the adjusted operating results for each of our segments, except Subsea Robotics, improved as compared to the second quarter of 2020. Each operating segment reported positive adjusted operating income. Our cash position of $359 million as of September 30, 2020 increased by $25.3 million from June 30, 2020, largely driven by positive contributions from operations and working capital, and ongoing capital conservation.

Looking forward, we believe our fourth quarter 2020 results will decline sequentially with the onset of lower seasonal offshore activity and customer budget exhaustion negatively affecting our energy businesses. Sequentially, we are projecting lower operating results in each of our segments, except Manufactured Products. That segment is expected to recognize higher revenue and operating results as a result of percentage-of-completion revenue and operating income recognition on certain projects. Unallocated Expenses are expected to approximate $30 million.

On March 27, 2020, the U.S. Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") was signed into law in the U.S. In accordance with the recently established rules and procedures under the CARES Act, we filed a 2014 refund claim to carryback our U.S. net operating loss generated in 2019 and amended 2012 and 2013 income tax returns impacted by the net operating loss carryback. As a result, we expect to receive combined refunds of approximately $33 million. These refunds are classified as accounts receivable, net, in the consolidated balance sheet as of September 30, 2020. We also realized a non-cash tax benefit of $9.9 million due to the carryback provision of the CARES Act recognized as a reduction in long-term liabilities. Prior to enactment of the CARES Act, such net operating losses could only be carried forward. As a result of these actions and other factors, any discussion of an estimated effective tax rate would not be meaningful.
We affirm our guidance for cash tax payments for the full year of 2020 to be in the range of $30 million to $35 million, primarily due to taxes incurred in countries that impose tax on the basis of in-country revenue, without regard to the profitability of such operations, and our CARES Act and other refunds to be in the range of $16 million to $34 million.
We are narrowing our guidance range for capital expenditures to $50 million to $60 million. We continue to expect to generate positive free cash flow for the full year of 2020 and expect the fourth quarter of 2020 to benefit from the aforementioned tax refunds and positive working capital changes.

Results of Operations

We operate in five business segments. The segments are contained within two businesses — services and products provided primarily to the offshore energy industry ("Energy Services and Products") and services and products provided to non-energy industries ("Aerospace and Defense Technologies"). Our Unallocated Expenses are those not associated with a specific business segment.

Consolidated revenue and profitability information are as follows:

	Three Months Ended			Nine Months Ended
(dollars in thousands)	Sep 30, 2020	Sep 30, 2019	Jun 30, 2020	Sep 30, 2020	Sep 30, 2019
Revenue	$439,743	$497,647	$427,216	$1,403,627	$1,487,314
Gross Margin	29,651	49,061	42,537	118,940	118,631
Gross Margin %	7%	10%	10%	8%	8%
Operating Income (Loss)	(60,620)	(5,194)	(5,182)	(446,559)	(36,543)
Operating Income (Loss) %	(14)%	(1)%	(1)%	(32)%	(2)%

We generate a material amount of our consolidated revenue from contracts for services in the U.S. Gulf of Mexico in our Offshore Projects Group segment, which is usually more active in the second and third quarters, as compared to the rest of the year. The European operations of our Integrity Management & Digital Solutions segment are also seasonally more active in the second and third quarters. Revenue in our Subsea Robotics segment is subject to seasonal variations in demand, with our first quarter generally being the low quarter of the year. The level of our Subsea Robotics seasonality depends on the number of Remotely Operated Vehicles ("ROVs") we have engaged in vessel-based subsea infrastructure inspection, maintenance, repair and installation, which is more seasonal than drilling support. Revenue in each of our Manufactured Products and Aerospace and Defense Technologies segments generally has not been seasonal.

We had operating losses of $60.6 million, $5.2 million and $5.2 million in the three-month periods ended September 30, 2020, September 30, 2019 and June 30, 2020, respectively, and $447 million and $37 million in the nine-month periods ended September 30, 2020 and September 30, 2019, respectively. Included in our operating losses for the nine months ended September 30, 2020 were charges of $458 million primarily due to market conditions requiring impairment of certain of our assets along with other costs we recognized as we adapted our geographic footprint and staffing levels to the conditions of the markets we serve. Charges included in the nine months ended September 30, 2020 are summarized as follows:

	For the nine months ended September 30, 2020
(in thousands)	Subsea Robotics	Manufactured Products	Offshore Projects Group	Integrity Management & Digital Solutions	Aerospace and Defense Technologies	Unallocated Expenses	Total
Charges for the effects of:
Long-lived assets impairments	$—	$61,074	$7,522	$167	$—	$—	$68,763
Long-lived assets write-offs	7,328	—	7,243	—	—	—	14,571
Inventory write-downs	7,038			—	—	—	7,038
Goodwill impairment	102,118	52,263	66,285	123,214	—	—	343,880
Other	4,834	5,755	7,947	3,850	545	455	23,386
Total charges	$121,318	$119,092	$88,997	$127,231	$545	$455	$457,638

Energy Services and Products

The primary focus of our Energy Services and Products business over the last several years has been toward leveraging our asset base and capabilities for providing services and products for offshore energy operations, inclusive of the offshore renewable energy market.

The following table sets forth the revenue, gross margin and operating income (loss) for our Energy Services and Products business segments for the periods indicated. In the Subsea Robotics section of the table that follows, "ROV days available" includes all days from the first day that an ROV is placed into service until the ROV is retired. All days during this period are considered available days, including periods when an ROV is undergoing maintenance or repairs. Our ROVs do not have scheduled maintenance or repair that requires significant time when the ROVs are not available for utilization.

	Three Months Ended			Nine Months Ended
(dollars in thousands)	Sep 30, 2020	Sep 30, 2019 *	Jun 30, 2020 *	Sep 30, 2020	Sep 30, 2019 *
Subsea Robotics
Revenue	$119,617	$151,492	$119,234	$378,621	$432,548
Gross Margin	13,378	26,783	21,324	54,175	65,829
Operating Income (Loss)	2,127	15,457	11,662	(80,294)	33,277
Operating Income (Loss) %	2%	10%	10%	(21)%	8%
ROV Days Available	23,000	25,392	22,750	68,500	74,904
ROV Days Utilized	13,601	15,146	13,501	41,955	43,511
ROV Utilization	59%	60%	59%	61%	58%

Manufactured Products
Revenue	110,416	114,487	100,570	377,520	334,488
Gross Margin	11,242	9,145	13,679	42,870	32,076
Operating Income (Loss)	(38,198)	(2,158)	3,865	(100,471)	1,070
Operating Income (Loss) %	(35)%	(2)%	4%	(27)%	—%
Backlog at End of Period	318,000	582,000	380,000	318,000	582,000

Offshore Projects Group
Revenue	73,212	89,115	73,840	221,306	289,193
Gross Margin	(1,633)	8,337	3,170	3,632	20,163
Operating Income (Loss)	(12,282)	(34)	(4,135)	(95,740)	(2,792)
Operating Income (Loss) %	(17)%	—%	(6)%	(43)%	(1)%

Integrity Management & Digital Solutions
Revenue	53,933	65,332	53,969	172,631	198,057
Gross Margin	7,129	6,612	5,455	22,376	21,494
Operating Income (Loss)	793	(1,721)	(1,825)	(122,567)	(3,669)
Operating Income (Loss) %	1%	(3)%	(3)%	(71)%	(2)%

Total Energy Services and Products
Revenue	$357,178	$420,426	$347,613	$1,150,078	$1,254,286
Gross Margin	30,116	50,877	43,628	123,053	139,562
Operating Income (Loss)	(47,560)	11,544	9,567	(399,072)	27,886
Operating Income (Loss) %	(13)%	3%	3%	(35)%	2%

* Recast to reflect segment changes.

In general, our Energy Services and Products business focuses on supplying services and products to the offshore energy industry. Since the downturn in oil prices in mid-2014, we have experienced lower activity levels and reduced pricing. In 2019, oil prices stabilized, resulting in increased demand and higher utilization for our energy-related businesses, with slightly improved pricing through the first quarter of 2020. The adverse impacts of COVID-19 and the resulting supply and demand imbalance along with lower crude oil prices are resulting in lower levels of activity and profitability. As we expect a recovery will take time to restore profitability and generate satisfactory returns, we have been reviewing our operating model’s cost structure and aggressively implementing cost reductions.

Subsea Robotics. Our Subsea Robotics segment consists of our ROV, survey services and tooling businesses, merging our underwater robotics and automation capabilities with our subsea delivery systems. Our Subsea

Robotics segment consists of our prior ROV segment, and ROV tooling (previously in our Subsea Products segment) and survey services (previously in our Subsea Projects segment).
We believe we are the world's largest provider of ROV services and, generally, this business segment has been the largest contributor to our Energy Services and Products business operating income. Our Subsea Robotics segment revenue reflects the utilization percentages, fleet sizes and average pricing in the respective periods. Our survey services business provides survey and positioning, and geoscience services. The following table presents revenue from ROV as a percentage of total Subsea Robotics revenue:

	Three Months Ended			Nine Months Ended
(dollars in thousands)	Sep 30, 2020	Sep 30, 2019 *	Jun 30, 2020 *	Sep 30, 2020	Sep 30, 2019 *
ROV	83%	75%	83%	82%	77%

Other	17%	25%	17%	18%	23%

* Recast to reflect segment changes.

During the third quarter of 2020, Subsea Robotics operating income decreased as compared to the immediately preceding quarter, primarily due to charges of $9.6 million for write-downs of inventory and other expenses. Exclusive of those charges, Subsea Robotics operating income decreased as compared to the immediately preceding quarter, on flat revenue, primarily due to lower contributions from our tooling and survey operations. Subsea Robotics operating income for the third quarter of 2020 decreased as compared to the corresponding period of the prior year, as a result of fewer ROV days on hire and lower average revenue per day on hire, mostly offset by lower costs per day on hire, as well as the $9.6 million of charges mentioned above. Subsea Robotics operating income for the nine-month period ended September 30, 2020 decreased as compared to the corresponding period of the prior year, primarily due to charges of $121 million for goodwill impairment, write-downs and write-offs of certain intangibles and inventory, and other expenses. Exclusive of those charges, Subsea Robotics operating income for the nine-month period ended September 30, 2020 increased as compared to the corresponding period of the prior year due to lower ROV costs per day and improved execution and results for survey services, partially offset by fewer ROV days on hire and a lower average revenue per day on hire.

Our ROV fleet utilization was 59% for the three months ended September 30, 2020 as compared to 60% for the corresponding period of the prior year. Fleet utilization increased to 61% from 58% for the nine-month periods ended September 30, 2020 and September 30, 2019, respectively. We added two new ROVs to our fleet during the nine months ended September 30, 2020 and retired two, resulting in a total of 250 ROVs in our ROV fleet as of September 30, 2020, as compared to 276 ROVs in our ROV fleet as of September 30, 2019.

Manufactured Products. Our Manufactured Products segment consists of our manufactured products business (previously in our Subsea Products segment), and theme park entertainment systems and automated guided vehicles (“AGV”) (previously in our Advanced Technologies segment).

Our Manufactured Products segment includes distribution systems such as production control umbilicals and connection systems made up of specialty subsea hardware, and provides turnkey solutions that include program management, engineering design, fabrication/assembly and installation to the commercial theme park industry and mobile robotics solutions, including AGV technology to a variety of industries.

Our Manufactured Products operating results in the third quarter of 2020 were lower than those of the immediately preceding quarter, due to charges of $43 million for goodwill impairment and other expenses. Exclusive of those charges, Manufactured Products adjusted operating income during the third quarter 2020, was up slightly as compared to the second quarter 2020 on a 10% increase in revenue. Much of the revenue increase was attributed to percentage-of-completion revenue recognition on certain lower-margin project components in our umbilical manufacturing operations. During the third quarter, COVID-19 had limited impact on the energy manufacturing operations, but continued to adversely affect manufacturing timing in our non-energy entertainment operations. Manufactured Products operating income for the third quarter of 2020 decreased, as compared to the corresponding period of the prior year, as a result of the charges mentioned above. Manufactured Products operating income for the nine-month period ended September 30, 2020 decreased as compared to the corresponding period of the prior year primarily due to charges of $119 million for asset and goodwill impairments, and other expenses. Exclusive of charges, Manufactured Products adjusted operating income for the nine-month period ended September 30, 2020 increased as compared to the corresponding period of the prior year primarily due to an increase in volume and improved profitability in our umbilical and hardware related operations.

Our Manufactured Products backlog was $318 million as of September 30, 2020 compared to $557 million as of December 31, 2019. The backlog decrease was attributable to reduced levels of bookings in 2020 in both our energy-related and non-energy related operations. Many of our energy-related Manufactured Products customers have delayed investment decisions due to low oil demand and pricing, while many of our non-energy related customers have delayed investment decisions due to uncertainties regarding COVID-19 and the related potential operating risks. The higher throughput and lower order intake resulted in a 44% revenue replacement in the third quarter of 2020. Our book-to-bill ratio for the trailing 12 months was 0.5.

Offshore Projects Group ("OPG"). Our OPG segment provides a broad portfolio of integrated subsea project capabilities and solutions, including project management, vessels, offshore services, route clearance and trenching, well intervention, and installation workover control systems. Our OPG segment consists of (1) our prior Subsea Projects segment, less survey services and global data solutions, and (2) our service and rental business, less ROV tooling (previously in our Subsea Products segment). This combination brings together business units that frequently work together and promotes increased efficiency in bidding, project management, and the use of offshore technicians.

Our OPG operating results were lower in the third quarter of 2020, as compared to the immediately preceding quarter, due to charges of $13 million for asset write-offs and other expenses. Exclusive of those charges, our OPG operating results improved in the third quarter of 2020, as compared to the immediately preceding quarter, on flat revenue. Call-out work during the third quarter was relatively consistent with the second quarter of 2020, with the improved operating results benefiting from the cost-outs and operating synergies implemented in connection with our new operating model. The impacts of COVID-19 continue to delay the Angola light well intervention project, but we are optimistic that this work will begin to move forward either late in the fourth quarter 2020 or early in the first quarter 2021. Our OPG operating results were lower in the three months ended September 30, 2020, compared to the corresponding period of the prior year, due to charges mentioned above. Our OPG operating results were lower in the nine-month period ended September 30, 2020, as compared to the corresponding period of the prior year, on lower revenue combined with charges in the first and third quarters of 2020 of $89 million for asset impairments and write-offs, goodwill impairment, and other charges. Exclusive of those charges, our OPG operating results were lower in the nine-month period ended September 30, 2020, as compared to the corresponding period of the prior year, due to reduced activity levels in the areas of inspection, maintenance and repair and intervention services.

Integrity Management & Digital Solutions ("IMDS"). Our IMDS segment combines asset inspection and integrity capabilities with the data services and products from our global data solutions (“GDS”) business and maritime shipping businesses, which provides essential asset and transportation data required by customers to make informed, value‐adding decisions. Our IMDS segment consists of our prior Asset Integrity segment plus maritime shipping and our GDS business (previously in our Subsea Projects segment). The inclusion of GDS in this segment facilitates optimized digital and software solutions to our integrity management services.

Our IMDS operating results for the third quarter of 2020 improved, as compared to the immediately preceding quarter, on flat revenue, improved execution, and without the effect of non-recurring costs on certain completed projects that negatively affected second quarter 2020 operating results. IMDS' operating results for the three-month period ended September 30, 2020, as compared to the corresponding period of the prior year, were higher on significantly lower revenue, offset by cost reductions. IMDS operating results for the nine-month period ended September 30, 2020, as compared to the corresponding period of the prior year, were lower primarily due to charges in the first quarter of 2020 of $127 million for goodwill impairment and other expenses. Exclusive of those charges, operating results for the nine-month period ended September 30, 2020 were higher, as compared to the corresponding period of the prior year, due to cost reductions instituted in the fourth quarter of 2019 and in the first three quarters of 2020.

Aerospace and Defense Technologies ("ADTech"). Our ADTech segment consists of our government business (previously in our Advanced Technologies segment), focused on defense subsea technologies, marine services, and space systems.

Revenue, gross margin and operating income (loss) information for our ADTech segment are as follows:

	Three Months Ended			Nine Months Ended
(dollars in thousands)	Sep 30, 2020	Sep 30, 2019 *	Jun 30, 2020 *	Sep 30, 2020	Sep 30, 2019 *
Revenue	$82,565	$77,221	$79,603	$253,549	$233,028
Gross Margin	16,668	15,960	17,313	51,466	43,234
Operating Income (Loss)	13,097	11,709	13,430	39,498	30,214
Operating Income (Loss) %	16%	15%	17%	16%	13%

* Recast to reflect segment changes.

Our ADTech segment operating results for the third quarter of 2020 were slightly lower, as compared to the immediately preceding quarter, on slightly higher revenue. ADTech operating results for the three-month period ended September 30, 2020 were higher, when compared to the corresponding period of the prior year, as a result of improved margins. ADTech operating results for the nine-month period ended September 30, 2020 were higher, when compared to the corresponding period of the prior year, on higher levels of revenue due to increased activity in both defense subsea technologies and space systems.

Unallocated Expenses
Our Unallocated Expenses (i.e., those not associated with a specific business segment) within gross margin consist of expenses related to our incentive and deferred compensation plans, including restricted stock units, performance units and bonuses, as well as other general expenses. Our Unallocated Expenses within operating expense consist of those expenses within gross margin plus general and administrative expenses related to corporate functions.

The following table sets forth our Unallocated Expenses for the periods indicated:

	Three Months Ended			Nine Months Ended
(dollars in thousands)	Sep 30, 2020	Sep 30, 2019	Jun 30, 2020	Sep 30, 2020	Sep 30, 2019
Gross margin expenses	$(17,133)	$(17,776)	(18,404)	$(55,579)	$(64,165)
% of revenue	4%	4%	4%	4%	4%
Operating expenses	(26,157)	(28,447)	(28,179)	(86,985)	(94,643)
Operating expenses % of revenue	6%	6%	7%	6%	6%

Our Unallocated Expenses for the third quarter of 2020 were lower as compared to the immediately preceding quarter and the corresponding period of the prior year, due to reduced accruals for incentive-based compensation. Our Unallocated Expenses for the nine-month period ended September 30, 2020 were lower, as compared to the corresponding period of the prior year, also primarily as a result of reduced accruals for incentive-based compensation.

Other

The following table sets forth our significant financial statement items below the income (loss) from operations line.

	Three Months Ended			Nine Months Ended
(in thousands)	Sep 30, 2020	Sep 30, 2019	Jun 30, 2020	Sep 30, 2020	Sep 30, 2019
Interest income	$414	$2,089	$511	$2,202	$6,541
Interest expense, net of amounts capitalized	(9,250)	(11,382)	(11,611)	(33,323)	(31,005)
Equity in income (losses) of unconsolidated affiliates	131	554	674	2,002	390
Other income (expense), net	(2,836)	(3,660)	(3,660)	(13,624)	(2,934)
Provision (benefit) for income taxes	7,204	7,930	5,520	(17,551)	21,981

In addition to interest on borrowings, interest expense, net of amounts capitalized, includes amortization of loan costs and hedge accounting adjustments, fees for lender commitments under our revolving credit agreement and fees for standby letters of credit and bank guarantees that banks issue on our behalf for performance bonds, bid bonds and self-insurance requirements.

Foreign currency transaction gains and losses are the principal component of other income (expense), net. In the three- and nine-month periods ended September 30, 2020, we incurred foreign currency transaction losses of $2.5 million and $13 million, respectively. In the three- and nine-month periods ended September 30, 2019, we incurred foreign currency transaction losses of $3.5 million and $2.8 million, respectively. The currency losses in 2020 and 2019 primarily related to declining exchange rates for the Angolan kwanza and the Brazilian real relative to the U.S. dollar. We could incur further foreign currency exchange losses in Angola and Brazil if further currency devaluations occur.

Due to the economic uncertainty presented by COVID-19 and the current volatility in the oil and natural gas markets, we believe using a discrete tax provision method for the nine-month period ended September 30, 2020, based on actual earnings for the period, is a more reliable method for providing for income taxes because our annual effective tax rate as calculated under ASC 740-270 is highly sensitive to changes in estimates of total ordinary income (loss). Therefore, we do not believe a discussion of the annual effective tax rate is meaningful. The tax provision is based on (1) our earnings for the period and other factors affecting the tax provision and (2) the operations of foreign branches and subsidiaries that are subject to local income and withholding taxes. Factors that affect our tax rate include our profitability levels in general and the geographic mix in the sources of our results. The effective tax rate for the nine-month periods ended September 30, 2020 and 2019 was different than the federal statutory rate of 21%, primarily due to the 2020 enactment of the U.S. Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"), the geographic mix of operating revenue and results, and changes in uncertain tax positions and other discrete items. We continue to make an assertion to indefinitely reinvest the unrepatriated earnings of any foreign subsidiary that would incur incremental tax consequences upon the distribution of such earnings.

In the nine-month period ended September 30, 2020, we recognized a discrete tax benefit of $42 million, primarily related to a cash tax benefit of $33 million and a non-cash tax benefit of $9.9 million related to the CARES Act. These benefits are classified as an income tax receivable and a reduction in long-term liabilities, respectively. To secure these benefits, we filed a 2014 refund claim to carryback our U.S. net operating loss generated in 2019 and amended 2012 and 2013 income tax returns impacted by the net operating loss carryback. Prior to enactment of the CARES Act, such net operating losses could only be carried forward. In the nine-month period ended September 30, 2019, we recognized discrete tax expense of $5.1 million, primarily related to share-based compensation and valuation allowance.
Liquidity and Capital Resources

As of September 30, 2020, we had working capital of $695 million, including $359 million of cash and cash equivalents. Additionally, Amendment No. 4 to the Credit Agreement (as defined below) provides for a $500 million revolving credit facility until October 25, 2021 and thereafter $450 million until January 25, 2023 with a group of banks. Our revolving credit facility provided under the Credit Agreement was undrawn as of September 30, 2020, and remains undrawn as of the date of this report, and our nearest maturity of indebtedness is our $500 million of 2024 Notes (as defined below) due in November 2024. Given that the 2024 Notes are currently trading at market discount to principal amount, we may, from time to time, complete limited repurchases of the 2024 Notes, via open-market or privately negotiated repurchase transactions or otherwise, prior to their maturity date.  We can provide no assurances as to the timing of any such repurchases or whether we will complete any such repurchases at all. We do not intend to disclose further information regarding any such repurchase transactions, except to the extent required in our subsequent periodic filings on Forms 10-K or 10-Q, or unless otherwise required by applicable law.

We consider our liquidity, cash flows and capital resources to be adequate to support our existing operations and capital commitments. However, given the uncertainty in the rapidly changing market and economic conditions related to the COVID-19 outbreak, we will continue to evaluate the nature and extent of the impact to our business and financial position.

Cash flows for the nine months ended September 30, 2020 and 2019 are summarized as follows:

	Nine Months Ended
(in thousands)	Sep 30, 2020	Sep 30, 2019
Changes in Cash:
Net Cash Provided by Operating Activities	$32,363	$112,167
Net Cash Used in Investing Activities	(38,714)	(120,046)
Net Cash Used in Financing Activities	(1,725)	(2,320)
Effect of exchange rates on cash	(6,802)	(3,737)
Net Increase (Decrease) in Cash and Cash Equivalents	$(14,878)	$(13,936)

Operating activities

Our primary sources and uses of cash flows from operating activities for the nine months ended September 30, 2020 and 2019 are as follows:

	Nine Months Ended
(in thousands)	Sep 30, 2020	Sep 30, 2019
Cash Flows from Operating Activities:
Net income (loss)	$(471,751)	$(85,532)
Non-cash items, net	556,046	148,453
Accounts receivable and contract assets	87,999	51,629
Inventory	19,179	(10,765)
Current liabilities	(158,496)	(340)
Other changes	(614)	8,722
Net Cash Provided by (Used in) Operating Activities	$32,363	$112,167

The increase in cash related to accounts receivable and contract assets in the nine months ended September 30, 2020 reflects the timing of project milestones and customer payments. The increase in cash related to inventory in the nine months ended September 30, 2020 corresponds with a decrease in our backlog. The decrease in cash related to current liabilities in the nine months ended September 30, 2020 reflects the timing of vendor payments, lower contract liabilities due to a decrease in deferred customer prepayments, and the annual employee incentive payments related to attainment of specific performance goals in prior periods.

Investing activities

Our capital expenditures of $46 million were lower during the first nine months of 2020, as compared to $129 million in the first nine months of 2019, as a result of actions we have taken in 2020 to reduce costs and preserve liquidity.

For 2020, we expect our capital expenditures to be in the range of $50 million to $60 million. This includes approximately $15 million to $20 million of maintenance capital expenditures and $35 million to $40 million of growth capital expenditures.

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

Financing activities

In the nine months ended September 30, 2020, we used $1.7 million of cash in financing activities. In the nine months ended September 30, 2019, we used $2.3 million in financing activities.

As of September 30, 2020, we had long-term debt in the principal amount of $800 million outstanding and $500 million available under our revolving credit facility provided under the Credit Agreement.

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

The Credit Agreement contains various covenants that we believe are customary for agreements of this nature, including, but not limited to, restrictions on our ability and the ability of each of our subsidiaries to incur debt, grant liens, make certain investments, make distributions, merge or consolidate, sell assets and enter into certain restrictive agreements. We are also subject to a maximum adjusted total Capitalization Ratio (as defined in the Credit Agreement which stipulates, that among other items, we exclude any impacts associated with current and prior period impairments) of 55%. The Credit Agreement includes customary events of default and associated remedies. As of September 30, 2020, we were in compliance with all the covenants set forth in the Credit Agreement. As of September 30, 2020, we had no borrowings outstanding under the Revolving Credit Facility and the option of utilizing the entire $500 million of available borrowing capacity under the Revolving Credit Facility while remaining in compliance with the maximum adjusted Capitalization Ratio.

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

In December 2014, our Board of Directors approved a plan to repurchase up to 10 million shares of our common stock. In 2015, we repurchased 2.0 million shares under this plan. We have not repurchased any shares under this plan since 2015. We account for the shares we hold in treasury under the cost method, at average cost. The timing and amount of any future repurchases will be determined by our management. We expect that any additional shares repurchased under the plan will be held as treasury stock for possible future use. The plan does not obligate us to repurchase any particular number of shares.

Off-Balance Sheet Arrangements

We have not guaranteed any debt not reflected on our Consolidated Balance Sheets as of September 30, 2020, and we do not have any off-balance sheet arrangements, as defined by SEC rules.

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

For information about our critical accounting policies and estimates, see Part II. Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates" in our annual report on Form 10-K for the year ended December 31, 2019. As of September 30, 2020, there have been no material changes to the judgments, assumptions and estimates upon which our critical accounting policies and estimates are based.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

We are currently exposed to certain market risks arising from transactions we have entered into in the normal course of business. These risks relate to interest rate changes and fluctuations in foreign exchange rates. Except for our exposure in Angola, we do not believe these risks are material. We have not entered into any market-risk-sensitive instruments for speculative or trading purposes. When we have a significant amount of borrowings, we typically manage our exposure to interest rate changes through the use of a combination of fixed- and floating-rate debt. See Note 7—"Debt" in the Notes to Consolidated Financial Statements in this quarterly report for a description of our revolving credit facility and interest rates on our borrowings. We had two interest rate swaps in place relating to a total of $200 million of the 2024 Senior Notes. These agreements swapped the fixed interest rate of 4.650% on $100 million of the 2024 Senior Notes to the floating rate of one-month LIBOR plus 2.426% and on another $100 million to one-month LIBOR plus 2.823%. In March 2020, we terminated these interest rate swaps. We believe significant interest rate changes would not have a material near-term impact on our future earnings or cash flows.
Because we operate in various regions in the world, we conduct a portion of our business in currencies other than the U.S. dollar. The functional currency for several of our international operations is the applicable local currency. A stronger U.S. dollar against the United Kingdom pound sterling, the Norwegian kroner and the Brazilian real may result in lower operating income. We manage our exposure to changes in foreign exchange rates principally through arranging compensation in U.S. dollars or freely convertible currency and, to the extent possible, by limiting compensation received in other currencies to amounts necessary to meet obligations denominated in those currencies. We use the exchange rates in effect as of the balance sheet date to translate assets and liabilities as to which the functional currency is the local currency, resulting in translation adjustments that we reflect as accumulated other comprehensive income or loss in the equity section of our Consolidated Balance Sheets. We recorded net adjustments to our equity accounts of $13 million and $(33) million in the three-month periods ended September 30, 2020 and 2019, respectively, and $(46) million and $(27) million in the nine-month periods ended September 30, 2020 and 2019, respectively. Negative adjustments reflect the net impact of the strengthening of the U.S. dollar against various foreign currencies for locations where the functional currency is not the U.S. dollar. Conversely, positive adjustments reflect the effect of a weakening U.S. dollar.

We recorded foreign currency transaction losses of $2.5 million and $13 million in the three- and nine-month periods ended September 30, 2020, and $3.5 million and $2.8 million in the three- and nine-month periods ended September 30, 2019, respectively. Those gains (losses) are included in other income (expense), net in our Consolidated Statements of Operations in those respective periods. As our functional currency in Angola and Brazil is the U.S. dollar, we recorded foreign currency transaction losses related to the Angolan kwanza and Brazilian real. Foreign currency losses related to the Angolan kwanza of less than $0.1 million and $2.0 million in the three-month periods ended September 30, 2020 and 2019, respectively, and $2.2 million and $2.6 million in the nine-month periods ended September 30, 2020 and 2019, respectively, were primarily due to the remeasurement of our Angolan kwanza cash balances to U.S. dollars. Foreign currency losses related to the Brazilian real of $0.7 million and $1.3 million in the three-month periods ended September 30, 2020 and 2019, respectively, and $8.4 million and $1.0 million in the nine-month periods ended September 30, 2020 and 2019, respectively, were primarily due to the remeasurement of our Brazilian real liability balances to U.S. dollars.

Any conversion of cash balances from kwanza to U.S. dollars is controlled by the central bank in Angola. As of September 30, 2020 and December 31, 2019, we had the equivalent of approximately $9.4 million and $6.2 million, respectively, of kwanza cash balances in Angola reflected on our Consolidated Balance Sheets.

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

We estimated the fair market value of the Angolan bonds to be $10 million as of September 30, 2020 and December 31, 2019 using quoted market prices. Since the market for the Angolan bonds is not an active market, the fair value of the Angolan bonds is classified within Level 2 in the fair value hierarchy under U.S. GAAP. As of September 30, 2020 and December 31, 2019, the difference between the fair market value and the carrying amount of the Angolan bonds was immaterial.

Item 4.        Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2020 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There has been no change in our internal control over financial reporting that occurred during the three months ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.Legal Proceedings

In the ordinary course of business, we are, from time to time, involved in litigation or subject to disputes, governmental investigations or claims related to our business activities, including, among other things:
•performance- or warranty-related matters under our customer and supplier contracts and other business arrangements; and
•workers’ compensation claims, Jones Act claims, occupational hazard claims, premises liability claims and other claims.
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

Item 1A.Risk Factors

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

Item 6.         Exhibits

Index to Exhibits
			Registration or File Number	Form of Report	Report Date	Exhibit Number
*	3010	Restated Certificate of Incorporation	1-10945	10-K	Dec. 2000	3.01
*	3020	Certificate of Amendment to Restated Certificate of Incorporation	1-10945	8-K	May 2008	3.1
*	3030	Certificate of Amendment to Restated Certificate of Incorporation	1-10945	8-K	May 2014	3.1
*	3.04	Amended and Restated Bylaws	1-10945	8-K	Aug. 2020	3.01
	31.01	Rule 13a – 14(a)/15d – 14(a) certification of principal executive officer
	31.02	Rule 13a – 14(a)/15d – 14(a) certification of principal financial officer
	32.01	Section 1350 certification of principal executive officer
	32.02	Section 1350 certification of principal financial officer
	101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
	101.SCH	XBRL Taxonomy Extension Schema Document
	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
	101.LAB	XBRL Taxonomy Extension Label Linkbase Document
	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
	104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
	*	Exhibit previously filed with the Securities and Exchange Commission, as indicated, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 2, 2020	/S/ RODERICK A. LARSON
Date	Roderick A. Larson
President and Chief Executive Officer
(Principal Executive Officer)

November 2, 2020	/S/ ALAN R. CURTIS
Date	Alan R. Curtis
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

November 2, 2020	/S/ WITLAND J. LEBLANC, JR.
Date	Witland J. LeBlanc, Jr.
Vice President and Chief Accounting Officer
(Principal Accounting Officer)