Form 10-K
period 2020-12-31
OCEANEERING INTERNATIONAL INC
filed 2021-02-26
CIK 73756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the company has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report).   ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☑ No
Aggregate market value of the voting stock held by nonaffiliates of the registrant computed by reference to the closing price of $6.39 of the Common Stock on the New York Stock Exchange as of June 30, 2020, the last business day of the registrant's most recently completed second quarter: $624 million.
Number of shares of Common Stock outstanding at February 19, 2021: 99,308,363.
Documents Incorporated by Reference:
Portions of the proxy statement relating to the registrant's 2021 annual meeting of shareholders, to be filed within 120 days of December 31, 2020 pursuant to Regulation 14A of the Securities Exchange Act of 1934, are incorporated by reference to the extent set forth in Part III, Items 10-14 of this report.

Oceaneering International, Inc.
Form 10-K

PART I

Item 1.Business.
GENERAL DEVELOPMENT OF BUSINESS
Oceaneering International, Inc. is a global provider of engineered services and products, primarily to the offshore oil and gas industry. Oceaneering also serves the offshore renewables, defense, aerospace and commercial theme park industries. Oceaneering was organized as a Delaware corporation in 1969 out of the combination of three diving service companies founded in the early 1960s. Since our establishment, we have concentrated on the development and marketing of underwater services and products to meet customer needs requiring the use of advanced technology. We believe we are one of the world's largest underwater services contractors. The services and products we provide to the energy industry include remotely operated vehicles, specialty subsea hardware, engineering and project management, subsea intervention services, including manned diving, survey and positioning services, seabed preparation and asset integrity and nondestructive testing services. Our foreign operations, principally in the North Sea, Africa, Brazil, Australia and Asia, accounted for approximately 53% of our revenue, or $967 million, for the year ended December 31, 2020.
Realignment of Reportable Segments
As described in Note 11—“Operations by Business Segment and Geographic Area” in the Notes to Consolidated Financial Statements included in this report, in the third quarter of 2020, we changed our organizational structure as part of the transformation to realign our businesses to achieve greater cost efficiencies and to bring together business units that frequently work together and promote increased synergies in bidding, project management and the use of offshore technicians. As a result, information that our chief operating decision maker regularly reviews for purposes of allocating resources and assessing performance changed. Therefore, for the years ended December 31, 2019 and December 31, 2018, we are reporting our financial results consistent with our newly realigned operating segments and have recast certain prior period amounts to conform to the way we internally manage our businesses and monitor segment performance. Our new structure aligns our company around five reportable segments: (1) Subsea Robotics; (2) Manufactured Products; (3) Offshore Projects Group; (4) Integrity Management & Digital Solutions; and (5) Aerospace and Defense Technologies.
Our business segments are contained within two businesses – services and products provided primarily to the oil and gas industry, and to a lesser extent, the offshore renewables and mobility solutions industries (“Energy Services and Products”) and services and products provided to non-energy industries (“Aerospace and Defense Technologies”). Our four business segments within the Energy Services and Products business are Subsea Robotics, Manufactured Products, Offshore Projects Group and Integrity Management & Digital Solutions. We report our Aerospace and Defense Technologies business as one segment. Unallocated Expenses are expenses not associated with a specific business segment. These consist of expenses related to our incentive and deferred compensation plans, including restricted stock and bonuses, as well as other general expenses.
Energy Services and Products. The primary focus of our Energy Services and Products business over the last several years has been toward leveraging our asset base and capabilities for providing services and products for offshore energy operations and subsea completions, inclusive of our customers' operating expenses and the offshore renewable energy market.
Subsea Robotics. Our Subsea Robotics segment consists of our Remotely Operated Vehicles (“ROVs”), survey services and ROV tooling businesses, merging our underwater robotics and automation capabilities with our subsea delivery systems. Our Subsea Robotics segment consists of our prior ROV segment, and ROV tooling (previously in our Subsea Products segment) and survey services (previously in our Subsea Projects segment).
We provide ROVs, which are tethered submersible vehicles remotely operated from the surface, to customers in the energy industry for drilling support and vessel-based services, including subsea hardware installation, construction, pipeline inspection, survey and facilities inspection, maintenance and repair (“IMR”). We design, build, retrofit and upgrade our new and existing ROVs at in-house facilities, the largest of which is in Morgan City, Louisiana. In 2020, we added three ROVs to our fleet and retired three. Our work-class ROV fleet size was 250 as of December 31, 2020 and 2019, and 275 as of December 31, 2018.

Manufactured Products. Our Manufactured Products segment consists of our manufactured products business (previously in our Subsea Products segment), as well as theme park entertainment systems and automated guided vehicles (“AGV”) (both previously in our Advanced Technologies segment).
Our Manufactured Products segment provides distribution systems such as production control umbilicals and connection systems made up of specialty subsea hardware, and provides turnkey solutions that include program management, engineering design, fabrication/assembly and installation to the commercial theme park industry and mobile robotics solutions, including AGV technology to a variety of industries.
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
Offshore Projects Group. Our Offshore Projects Group (“OPG”) segment consists of: (1) our prior Subsea Projects segment, less survey services and global data solutions; and (2) our service and rental business, less ROV tooling (previously in our Subsea Products segment). This combination brings together business units that frequently work together and promotes increased efficiency in bidding, project management, and the use of offshore technicians.
Our OPG segment provides a broad portfolio of integrated subsea project capabilities and solutions. Our OPG segment provides the following:
•subsea installation and intervention, including riserless light well intervention (“RLWI”) services and inspection, maintenance and repair (“IMR”) services, utilizing owned and chartered vessels;
•installation and workover control systems (“IWOCS”) and ROV workover control systems (“RWOCS”);
•project management and engineering; and
•seabed preparation, route clearance and trenching services for submarine cables for the renewable energy markets.
Our OPG segment provides services principally in the U.S. Gulf of Mexico and offshore Angola, utilizing a fleet consisting of three owned and three chartered dynamically positioned deepwater vessels with integrated high-specification work-class ROVs onboard, and two owned shallow water diving support and survey vessels, other spot-chartered vessels and other assets. Our owned vessels are Jones Act-compliant. The dynamically positioned vessels are equipped with thrusters that allow them to maintain a constant position at a location without the use of anchors. They are used in the IMR of subsea facilities, pipeline or flowline tie-ins, pipeline crossings and installations. These vessels can also carry and install equipment or umbilicals required to bring subsea well completions into production (tie-back to production facilities). With our acquisition of Ecosse Subsea Limited (“Ecosse”) in 2018, further described below, we provide route clearance and trenching services.
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
In the second quarter of 2019, we placed our new-build, Jones Act-compliant, multiservice vessel (“MSV”), the Ocean Evolution, into service. The Ocean Evolution is U.S.-flagged and documented with a coastwise endorsement by the U.S. Coast Guard. The vessel has an overall length of 353 feet, a Class 2 dynamic positioning system, accommodations for 110 personnel, a helideck, a 250-ton active heave-compensated crane, a working moonpool, and two of our high specification 4,000 meter work-class ROVs. The vessel has five low-emission Environmental Protection Agency (“EPA”) Tier 4 diesel engines. The Tier 4 rating is the EPA’s strictest emission requirements for non-road diesel engines. The vessel is also equipped with a satellite communications system capable of transmitting streaming video for real-time work observation by shore-based personnel. The vessel is being used to augment our ability to provide subsea intervention services in the U.S. Gulf of Mexico. These services are required to perform IMR projects and hardware installations.
Integrity Management & Digital Solutions. Our IMDS segment consists of our prior Asset Integrity segment plus our global data solutions (“GDS”) and maritime shipping businesses (both previously in our Subsea Projects segment). The inclusion of GDS in this segment facilitates optimized digital and software solutions to our integrity management services. Maritime shipping, an emerging business in GDS, provides essential vessel asset, scheduling and transportation data required by customers shipping cargo by sea to make informed, value-added decisions.
Through our IMDS segment, we provide asset integrity management, corrosion management, inspection and non-destructive testing services, principally to customers in the oil and gas, power generation, and petrochemical industries. We perform these services on both onshore and offshore facilities, both topside and subsea. We also provide software, digital and connectivity solution for the energy industry and software and analytical solutions for the bulk cargo maritime industry.
Aerospace and Defense Technologies. Our Aerospace and Defense Technologies (“ADTech”) segment consists of our government business (previously in our Advanced Technologies segment), focused on defense subsea technologies, marine services, and space systems.
Our ADTech segment provides government services and products including engineering and related manufacturing in defense and space exploration activities, principally to U.S. government agencies and their prime contractors.
General. During the last five years, we have also made several small acquisitions to add complementary technology or serve niche markets. We intend to continue our strategy of acquiring, as opportunities arise, additional assets or businesses, to improve our market position or expand into related service and product lines. However, our primary focus continues to be on capital discipline and generating positive free cash flows.
DESCRIPTION OF BUSINESS
Energy Services and Products
Our Energy Services and Products business consists of the Subsea Robotics, Manufactured Products, Offshore Projects Group and Integrity Management & Digital Solutions segments.
Subsea Robotics. ROVs are tethered submersible vehicles remotely operated from the surface. We use our ROVs in the offshore energy industry to perform a variety of underwater tasks, including drill support, vessel-based IMR, installation and construction support, pipeline inspection and surveys, and subsea production facility operation and maintenance. Work-class ROVs are outfitted with manipulators, sonar and video cameras, and can operate specialized tooling packages and other equipment or features to facilitate the performance of specific underwater tasks. As of December 31, 2020, we owned 250 work-class ROVs. We believe we own and operate the largest fleet of work-class ROVs in the world. We also believe we are the industry leader in providing ROV services for offshore drill support, with an estimated 58% market share of the contracted floating drilling rigs at the end of 2020.

Subsea Robotics revenue:	Amount	Percent of Total Revenue
	(in thousands)
2020	493,332	27%
2019 *	583,652	28%
2018 *	513,701	27%

* Recast to reflect segment changes.
ROV tooling provides an additional operational interface between an ROV and equipment located on the sea floor. We also provide survey services, including hydrographic survey and positioning services and autonomous underwater vehicles for geoscience.
Manufactured Products. We provide advanced technology product development, manufacturing and project management for a variety of industries. These include:

•various types of subsea umbilicals utilizing steel tubes and thermoplastic hoses, along with termination assemblies;
•production control equipment;
•clamp connectors;
•pipeline connector and repair systems;
•subsea and topside control valves;
•subsea chemical injection valves;
•mobile robotics solutions, including AGV technology; and
•entertainment systems for theme parks.
Our primary focus over the last several years has been toward leveraging our asset base and capabilities for providing services and products for offshore energy operations and subsea completions, as well as the offshore renewable energy market. Offshore well operators use subsea umbilicals and production control equipment to control subsea wellhead hydrocarbon flow, monitor downhole and wellhead conditions and perform chemical injection. They are also used to provide power and fluids to other subsea processing hardware, including pumps and gas/oil separation equipment. We also provide turnkey solutions that include program management, engineering design, fabrication/assembly and installation to the commercial theme park industry and mobile robotics solutions, including automated guided vehicle technology, to a variety of industries. For both domestic and international markets, we provide engineering services and we manufacture patented motion-based “dark ride” vehicle systems and innovative customized robotic and mechanical solutions to the commercial theme park industry. We also develop, implement and maintain innovative, turnkey logistic solutions based on automated guided vehicle technology primarily for automotive manufacturers and retail warehousing markets.

Manufactured Products revenue:	Amount	Percent of Total Revenue
	(in thousands)
2020	$477,419	26%
2019 *	498,350	24%
2018 *	431,459	23%

* Recast to reflect segment changes.
Offshore Projects Group. We provide subsea hardware installation, intervention and IMR services for the offshore oil and gas markets. We provide seabed preparation, route clearance and trenching services for submarine cables in renewable energy markets.
We perform subsea IMR, intervention and hardware installation services, primarily in the U.S. Gulf of Mexico and offshore Angola from multiservice vessels that typically have Oceaneering ROVs onboard. Our services include: subsea well tie-backs; pipeline/flowline tie-ins and repairs; pipeline crossings; umbilical and other subsea equipment installations; subsea interventions; and IMR activities.
We provide services for shallow water projects (depths less than 1,000 feet) in the U.S. Gulf of Mexico and offshore Angola with our manned diving operations utilizing the traditional diving techniques of air, mixed gas and saturation diving, all of which use surface-supplied breathing gas. We supply our diving services from our owned diving support vessels, offshore facilities and chartered vessels.
We provide RLWI services to support subsea well intervention projects and subsea work packages that facilitate hydrate remediation and well stimulation solutions. We also provide IWOCS and RWOCS that support completions, tree installation, workovers, intervention, and plug and abandonment operations.

Offshore Projects Group revenue:	Amount	Percent of Total Revenue
	(in thousands)
2020	$289,127	16%
2019 *	380,966	19%
2018 *	413,598	22%

* Recast to reflect segment changes.

Integrity Management & Digital Solutions. Through our Integrity Management & Digital Solutions segment, we offer a wide range of asset integrity services to customers worldwide to help ensure the safety of their facilities onshore and offshore, while reducing their unplanned maintenance and repair costs. We also provide third-party inspections to satisfy contractual structural specifications, internal safety standards or regulatory requirements. We provide these services principally to customers in the oil and gas, petrochemical and power generation industries. In the U.K., we provide Independent Inspection Authority services for the oil and gas industry, which include first-pass integrity evaluation and assessment and nondestructive testing services. We use a variety of technologies to perform pipeline inspections, both onshore and offshore. We also provide maritime shipping and global data solutions. In our digital services, we focus on maritime and energy software offerings and forming key partnerships to expand our capabilities and market reach.

Integrity Management & Digital Solutions revenue:	Amount	Percent of Total Revenue
	(in thousands)
2020	$226,938	12%
2019 *	266,086	13%
2018 *	273,575	14%

* Recast to reflect segment changes.
Aerospace and Defense Technologies. Our Aerospace and Defense Technologies segment provides engineering services and manufacturing to the U.S. Department of Defense, NASA and major government contractors. We work with our customers to understand their specialized requirements, identify and mitigate risks, and provide them value-added, maintainable, safe and certified solutions. The segment's largest customer is the U.S. Navy, for whom we perform engineering services, prototype design building services and repair and maintenance services on submarines and surface ships. We support space exploration and technology development by providing our products and services to NASA and aerospace contractors. Our U.S. Navy and NASA-related activities substantially depend on continued government funding.

Aerospace and Defense Technologies revenue:	Amount	Percent of Total Revenue
	(in thousands)
2020	$341,073	19%
2019 *	319,070	16%
2018 *	277,149	14%

* Recast to reflect segment changes.
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
We market our Subsea Robotics, Manufactured Products, Offshore Projects Group and Integrity Management & Digital Solutions services and products to domestic, international and foreign national oil and gas companies engaged in offshore exploration, development and production. We also provide services and products as a subcontractor to other oilfield service companies operating as prime contractors. In addition, we market our Manufactured Products mobile robotic solutions to domestic and international theme park operators, automotive manufacturers and retail warehousing operators. Customers for these services typically award contracts on a competitive-bid basis. These contracts are typically less than one year in duration, although we enter into multi-year contracts from time to time.
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
Aerospace and Defense Technologies. We market our engineered products and services primarily to U.S. government agencies and their prime contractors in defense and space exploration activities.
Major Customers. Our top five customers in 2020, 2019 and 2018 accounted for 32%, 32% and 39%, respectively, of our consolidated revenue. In 2020, 2019 and 2018, four of our top five customers were oil and gas exploration and production companies served by our Energy Services and Products business segments, with the other one being the U.S. Navy or other parts of the U.S. Government, which is served by our Aerospace and Defense Technologies segment. No individual customer accounted for more than 10% of our consolidated revenue during 2020. During 2019, revenue from one customer, BP plc and subsidiaries, accounted for 10% of our total consolidated annual revenue. During 2018, revenue from Royal Dutch Shell and subsidiaries accounted for 10% of our total consolidated annual revenue.
Although we do not depend on any one customer, the loss of one of our significant customers could, at least on a short-term basis, have an adverse effect on our results of operations and cash flows.
RAW MATERIALS
Most of the raw materials we use in our manufacturing operations, such as steel in various forms, copper, electronic components and plastics, are available from many sources. However, some components we use to manufacture subsea umbilicals are available from limited sources. With the exception of certain kinds of steel tube, where we are limited in the number of available suppliers, we can offer alternative materials or technologies in many cases, which depends on the requisite approval of our customers. We believe we have secured a sufficient amount of steel tubes to satisfy existing backlog and anticipated orders to be produced in 2021.
COMPETITION
Our businesses operate in highly competitive industry segments.
Energy Services and Products
We are one of several companies that provide underwater services and specialty subsea hardware on a worldwide basis. We compete for contracts with companies that have worldwide operations, as well as numerous others operating locally in various areas. We believe that our ability to safely provide a wide range of underwater services and products on a worldwide basis enables us to compete effectively in all phases of the offshore oilfield life cycle. In some cases involving projects that require less sophisticated equipment, small companies have been able to bid for contracts at prices uneconomical to us. Additionally, in some jurisdictions we are subject to foreign governmental regulations favoring or requiring the awarding of contracts to local contractors or requiring foreign contractors to employ citizens of, or purchase supplies from, a particular jurisdiction. These regulations may adversely affect our ability to compete.
The adverse impacts of the coronavirus (“COVID-19”) pandemic and the resulting supply and demand imbalance along with lower crude oil prices are resulting in lower levels of activity and profitability. As we expect a recovery will take time to restore profitability and generate satisfactory returns, we have been reviewing our cost structure and aggressively implementing cost improvement initiatives.
Subsea Robotics. We believe we are the world's largest owner/operator of work-class ROVs employed in energy related operations. As of December 31, 2020, we owned 250 work-class ROVs. We compete with several major companies on a worldwide basis and with numerous others operating locally in various areas. Competition for ROV services, including ROV tooling, historically has been based on equipment availability, location of or ability to deploy the equipment, quality of service and price. The relative importance of these factors can vary over time based on market conditions. The ability to develop improved equipment and techniques and to train and retain skilled personnel is also an important competitive factor in our markets.
Our survey and positioning services, along with our seabed preparation, route clearance and trenching services, operate in a competitive environment as one of several companies that provide these services.

Manufactured Products. With our manufactured products business, we are one of several companies that compete on a worldwide basis for the provision of steel tube and thermoplastic control umbilicals, and, compared to current and forecasted market demand for the currently foreseeable future, we are faced with some overcapacity in the umbilical manufacturing market.
Within our mobility solutions businesses, there are many competitors offering specialized services and products, both on a regional and global basis.
Offshore Projects Group. We perform subsea intervention and hardware installation services, principally in the U.S. Gulf of Mexico and offshore Angola, from multiservice deepwater vessels. We are one of many companies that offer these services. In general, our competitors can move their vessels to where we operate from other locations with relative ease. We also have many competitors that supply commercial diving services to the oil and gas industry in the U.S. Gulf of Mexico. Within our service and rental business, there are many competitors offering specialized services and products both on a regional and global basis.
Integrity Management & Digital Solutions. The worldwide asset integrity and inspection markets consist of a wide range of inspection and certification requirements in many industries. We currently compete in only selected portions of this market. We are expanding our integrity management services into adjacent markets and are developing our digitization services. We believe that our broad geographic sales and operational coverage, long history of operations, technical and safety reputation, application of various inspection technologies and accreditation to international quality standards enable us to compete effectively in our selected asset integrity and inspection services market segments.
Aerospace and Defense Technologies
Engineering services is a very broad market with a large number of competitors. We compete in specialized areas in which we can combine our extensive program management experience, mechanical engineering expertise and the capability to continue the development of conceptual project designs into the manufacture of custom equipment for customers.
SEASONALITY AND BACKLOG
We generate a material amount of our consolidated revenue from contracts for services in the U.S. Gulf of Mexico in our Offshore Projects Group segment, which is usually more active in the second and third quarters, as compared to the rest of the year. The European operations of our Integrity Management & Digital Solutions segment are also seasonally more active in the second and third quarters. Revenue in our Subsea Robotics segment is subject to seasonal variations in demand, with our first quarter generally being the low quarter of the year. The level of our Subsea Robotics seasonality depends on the number of ROVs we have engaged in vessel-based subsea infrastructure IMR and installation, which is more seasonal than drilling support. Revenue in each of our Manufactured Products and Aerospace and Defense Technologies segments generally has not been seasonal.
The amounts of backlog orders we believed to be firm as of 2020 and 2019 were as follows (in millions):

	As of December 31, 2020			As of December 31, 2019 *
	Total		1+ yr †	Total	1+ yr †
Energy Services and Products
Subsea Robotics	$538		$215	$600	$205
Manufactured Products	266		41	570	132
Offshore Projects Group	160		9	170	64
Integrity Management & Digital Solutions	413	—	246	246	71
Total Energy Services and Products	1,377		511	1,586	472
Aerospace and Defense Technologies	144		12	131	18
Total	$1,521		$523	$1,717	$490

* Recast to reflect segment changes.
† Represents amounts that were not expected to be performed within one year.

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
REGULATION
Our operations are affected from time to time and in varying degrees by foreign and domestic political developments and foreign, federal and local laws and regulations, including those relating to:
•operating from and around offshore drilling, production and marine facilities;
•national preference for local equipment and personnel;
•marine vessel safety;
•protection of the environment, including pollution and climate change;
•workplace health and safety;
•data privacy;
•taxation;
•license requirements for exportation of our equipment and technology; and
•currency conversion and repatriation.
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
Our quality management systems are registered as being in conformance with ISO 9001:2015 and cover:
•our Subsea Robotics operations in the U.S. Gulf of Mexico, the United Kingdom (“U.K.”), Norway, Angola, Ghana, Brazil, Canada, India, the Middle East, Australia, Indonesia and Malaysia;
•our Integrity Management & Digital Solutions operations in the U.S. Gulf of Mexico, the U.K., Norway, Angola, the United Arab Emirates, Oman, Qatar, Australia, Malaysia and Indonesia;
•our Offshore Projects Group operations in the U.S. Gulf of Mexico, the U.K., Norway, Brazil, Canada, India, the Middle East, Australia, Indonesia, Singapore, Thailand and Malaysia;
•our Manufactured Products operations in Brazil, Canada, the U.S., the Netherlands, including (1) Rotator in Norway and (2) Grayloc in the United States, Canada, the U.K. and Malaysia; and
•the Oceaneering Space Systems, Oceaneering Technologies and Marine Services divisions of our Aerospace and Defense Technologies segment.
ISO 9001 is an internationally recognized system for quality management established by the International Standards Organization, and the 2015 edition emphasizes customer satisfaction, risk assessment and continual improvement.
HUMAN CAPITAL RESOURCES
As of December 31, 2020, we had approximately 8,300 employees, of whom approximately 40% were employed in the United States and approximately 60% were employed outside of the United States. Our workforce varies seasonally and typically peaks during the second and third quarters of each year. In 2020, we worked in approximately 50 countries across six continents and employed people representing over 100 different nationalities.
We believe that our future success largely depends on our continued ability to attract and retain highly skilled employees. We provide our employees with competitive compensation packages, development programs that enable continued learning and growth, and comprehensive and competitive benefit packages worldwide. Our compensation and benefits arrangements generally are tailored to local markets of operation. Employee benefits, therefore, typically depend on role and work location.
As part of our retention and promotion efforts, we invest in ongoing leadership development. We have a strong history of internal promotion. We regularly provide our employees with training, including health, safety and environmental (“HSE”) awareness training, technical courses, management development seminars, and leadership and supervisory training.
Our core values and culture reflect our commitments to safety, diversity and inclusion, human health, the environment, ethical business practices and responsible corporate citizenship in the communities in which we live and work around the world. All employees are responsible for upholding our core values. We believe our core values and culture foster employee engagement and innovation, and allow us to draw on our employees' skills and aspirations in a mutually beneficial way.
Safety is a key focus of all Oceaneering operations. We have a strong HSE program that includes processes implemented by our operating groups that are aimed at preventing injuries to our employees and others with whom we work, as well as preventing damage to equipment and the environment. We hold our employees, and those of our subcontractors and vendors who appear in our workplaces or job sites, accountable for compliance with our safety standards.
As a global company, much of our success is rooted in the diversity of our workforce and our commitment to inclusion. We value diversity at all levels and continue to focus on extending our diversity and inclusion initiatives across our entire workforce. We have established an internal Diversity & Inclusion Council, made up of 19 employees, to listen, guide and support our efforts in this area.

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
In addition, various statements this report contains, including those that express a belief, expectation or intention are forward-looking statements. Those forward-looking statements appear in Part I of this report in Item 1—“Business,” Item 2—“Properties” and Item 3—“Legal Proceedings” and in Part II of this report in Item 7—“Management's Discussion and Analysis of Financial Condition and Results of Operations,” Item 7A—“Quantitative and Qualitative Disclosures About Market Risk” and in the Notes to Consolidated Financial Statements incorporated into Item 8 and elsewhere in this report. These forward-looking statements speak only as of the date of this report, we disclaim any obligation to update these statements, and we caution you not to rely unduly on them. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks, contingencies and uncertainties relate to, among other matters, the following:
•factors affecting the level of activity in the energy industry, including worldwide demand for and prices of oil and natural gas, oil and natural gas production growth and the supply and demand of offshore drilling rigs;
•actions by members of the Organization of Petroleum Exporting Countries, or OPEC, and other oil exporting countries;
•decisions about offshore developments to be made by oil and gas exploration, development and production companies;
•decisions about offshore developments to be made by offshore renewables companies;
•the use of subsea completions and our ability to capture our share of the associated market;
•factors affecting the level of activity in each of our government and entertainment businesses, including decisions on spending and funding by the U.S. Government and capital expenditure decisions by entertainment business customers, such as theme park operators;
•general economic and business conditions and industry trends, including the ongoing transition to alternative sources of energy to reduce worldwide emissions of carbon dioxide and other “greenhouse gases”;
•the strength of the industry segments in which we are involved;
•the continuing effects of the coronavirus (“COVID-19”) pandemic and the governmental, customer, supplier and other responses to the pandemic;
•cancellations of contracts, change orders and other contractual modifications and the resulting adjustments to our backlog;
•collections from our customers;
•our future financial performance, including as a result of the availability, terms and deployment of capital;
•the consequences of significant changes in currency exchange rates;
•the volatility and uncertainties of credit markets;
•our ability to comply with covenants in our credit agreements and other debt instruments and the availability, terms and deployment of capital;
•changes in tax laws, regulations and interpretation by taxing authorities;
•changes in, or our ability to comply with, other laws and governmental regulations, including those relating to the environment (including pollution and climate change);
•the continued availability of qualified personnel;

•our ability to obtain raw materials and parts on a timely basis and, in some cases, from limited sources;
•operating risks normally incident to offshore exploration, development and production operations;
•hurricanes and other adverse weather and sea conditions;
•cost and time associated with drydocking of our vessels;
•the highly competitive nature of our businesses;
•adverse outcomes from legal or regulatory proceedings;
•the risks associated with integrating businesses we acquire;
•the risks associated with the transition to a more remote workforce;
•the risks associated with the use of complex information technology systems, including cybersecurity risks and the risks associated with failures to protect data privacy in accordance with applicable legal requirements and contractual provisions binding upon us;
•rapid technological changes; and
•social, political, military and economic situations in foreign countries where we do business and the possibilities of civil disturbances, war, other armed conflicts or terrorist attacks.
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
AVAILABLE INFORMATION
Our website address is www.oceaneering.com. We make available through this website under “Investor Relations — SEC Financial Reports,” free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports and Section 16 filings by our directors and executive officers as soon as reasonably practicable after we, or our executive officers or directors, as the case may be, electronically file those materials with, or furnish those materials to, the SEC. In addition, the SEC maintains a website, www.sec.gov, which contains reports, proxy and other information statements, and other information regarding issuers that file electronically with the SEC.
We have adopted, and posted on our website: our corporate governance guidelines; a code of ethics for our Chief Executive Officer and Senior Financial Officers; charters for the Audit, Nominating and Corporate Governance and Compensation Committees of our Board of Directors; and a code of business conduct and ethics that applies to all of our directors, officers and employees.
INFORMATION ABOUT OUR EXECUTIVE OFFICERS
Executive Officers. The following information relates to our executive officers as of February 19, 2021:

NAME	AGE	POSITION	EXECUTIVE OFFICER SINCE	EMPLOYEE SINCE
Roderick A. Larson	54	President and Chief Executive Officer and Director	2012	2012
Charles W. Davison, Jr.	52	Chief Operating Officer	2019	2019
Earl F. Childress	55	Senior Vice President and Chief Commercial Officer	2020	2020
Alan R. Curtis	55	Senior Vice President and Chief Financial Officer	2015	1995
Holly D. Kriendler	56	Senior Vice President and Chief Human Resources Officer	2020	2016
David K. Lawrence	61	Senior Vice President, General Counsel and Secretary	2012	2005
Eric A. Silva	61	Senior Vice President and Chief Transformation Officer	2017	2014
Philip G. Beierl	62	Senior Vice President, Aerospace and Defense Technologies	2018	2005
Benjamin M. Laura	42	Senior Vice President, Offshore Projects Group	2020	2014
Witland J. LeBlanc, Jr.	50	Vice President and Chief Accounting Officer	2019	2010
Martin J. McDonald	57	Senior Vice President, Subsea Robotics	2015	1989
Shaun R. Roedel	53	Senior Vice President, Manufactured Products	2020	2009
Kishore Sundararajan	59	Senior Vice President, Integrity Management and Digital Solutions	2020	2020

Each executive officer serves at the discretion of our Board of Directors and is subject to reelection or reappointment each year after the annual meeting of our shareholders. We do not know of any arrangement or understanding between any of the above persons and any other person or persons pursuant to which they were selected or appointed as an officer.
Business Experience. The following summarizes the business experience of our executive officers. Except where we otherwise indicate, each of these persons has held his or her current position with Oceaneering for at least the past five years.
Roderick A. Larson joined Oceaneering in 2012 as Senior Vice President and Chief Operating Officer, became President in February 2015 and became President and Chief Executive Officer and Director in May 2017. Mr. Larson previously held positions with Baker Hughes Incorporated from 1990 until he joined Oceaneering, serving most recently as President, Latin America Region from January 2011. Previously, he served as Vice President of Operations, Gulf of Mexico Region from 2009 to 2011, Gulf Coast Area Manager from 2007 to 2009, and Special Projects Leader Technical Training Task from 2006 to 2007.
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
Earl F. Childress, Senior Vice President and Chief Commercial Officer, joined Oceaneering in March 2020 as Senior Vice President, Business Development and assumed his current role in May 2020. From 2015 to 2020, he served as Executive Vice President of Strategy and Business Development for Teledyne Marine, and as General Manager of Teledyne Seismic and Teledyne RD Instruments. Prior to 2015, Mr. Childress served in sales, marketing and strategy roles for Teledyne, including mergers and acquisitions in marine instrumentation markets. Mr. Childress is a member of Petroleum Equipment and Services Association and the National Ocean Industries Association.
Alan R. Curtis, Senior Vice President and Chief Financial Officer, joined Oceaneering in 1995 as the Financial and Operations Controller for our Subsea Products segment, and became Vice President and Controller of Subsea Products in 2013 and Senior Vice President, Operations Support in 2014. He was appointed to his current position in August 2015.
Holly D. Kriendler, Senior Vice President and Chief Human Resources Officer, joined Oceaneering in October 2016 as Vice President, Human Resources and was appointed as its Chief Human Resources Officer in 2018 and to her current position in March 2020, with responsibility for Oceaneering’s human resources, global mobility and operations training functions. Prior to joining Oceaneering, Ms. Kriendler served in human resources leadership positions from 2006 to 2016 at affiliates of Tyco International Ltd. and successor entities, including most recently as Vice President, Human Resources for The ADT Corporation from 2012. Ms. Kriendler has more than 25 years of experience in human resources management.
David K. Lawrence, Senior Vice President, General Counsel and Secretary, joined Oceaneering in 2005 as Assistant General Counsel. He was appointed Associate General Counsel effective January 2011, Vice President, General Counsel and Secretary in January 2012 and to his current position in February 2014. Mr. Lawrence has more than 30 years of experience as in-house counsel in the oil and gas and manufacturing industries.
Eric A. Silva, Senior Vice President, Operations Support, joined Oceaneering in 2014 as Chief Information Officer and Vice President. He was appointed to his current position in August 2015 and was appointed an executive officer in 2017. Prior to joining Oceaneering, Mr. Silva was a consultant from May 2012 to February 2014 and served as the Chief Information Officer at El Paso Corporation from 2010 to May 2012. Prior to such time, he was Vice President of Information Technology of LyondellBasell Industries N.V. (formerly LyondellBasell Industries AF S.C.A.) from December 2007 to 2010, and was Vice President of Information Technology of Lyondell Chemical Company from 2002 to 2007.
Philip G. Beierl, Senior Vice President, Aerospace and Defense Technologies, joined Oceaneering in 2005 and held leadership positions in the Oceaneering Technologies business unit, most recently as its Vice President and General Manager from 2014. Mr. Beierl was appointed as Oceaneering's Senior Vice President, Advanced Technologies in 2018 and to his current position in August 2020. Before joining Oceaneering, he served in the U.S. Navy for over 25 years.
Benjamin M. Laura, Senior Vice President, Offshore Projects Group, joined Oceaneering as Director of Subsea Services in 2014, was appointed as its as Vice President of Service, Technology & Rentals in 2015, as its Senior Vice President, Service and Rental in March 2020 and to his current position in May 2020. Prior to joining Oceaneering, Mr. Laura worked for Baker Hughes as the Vice-President and Managing Director for Baker Hughes do Brasil.
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
Shaun R. Roedel, Senior Vice President, Manufactured Products, joined Oceaneering in 2009 as Assistant General Manager/Group Project Manager of the umbilical plant in Panama City, Florida, and became Vice President, Subsea Manufactured Products in 2017. He was appointed to his current position in March 2020. Prior to joining Oceaneering, Mr. Roedel was the head of project management for Siemens Dematic from 1997 to 2004 and the head of project management and construction for Vanderlande Industries from 2004 to 2009. Mr. Roedel served in the U.S. Navy from 1990 to 1997.
Kishore Sundararajan, Senior Vice President, Integrity Management and Digital Solutions, joined Oceaneering in March 2020 as Senior Vice President, Asset Integrity and assumed his current role in May 2020. Before joining Oceaneering, he served as President of Engineering and Product Management, Oil Field Services with Baker Hughes from 2017 to 2019. Prior to that time, he was employed by General Electric in its oil and gas business as Vice President of Engineering and Technology from 2015 to 2017 and as Chief Technology Officer, Measurement and Control from 2014 to 2015. From 1988 to 2014, Mr. Sundararajan held positions of increasing responsibility in automation, robotics and power conversion with the ABB Group, culminating in leadership of its global industrial solutions business.

Item 1A.Risk Factors.
We are subject to various risks and uncertainties in the course of our business. The following summarizes the risks and uncertainties that we consider to be material and that may materially and adversely affect our business, financial condition, results of operations or cash flows and the market value of our securities. Investors in our company should consider these matters, in addition to the other information we have provided in this report and the documents we incorporate by reference.
Business and Operational Risks
We derive most of our revenue from companies in the offshore oil and gas industry, a historically cyclical industry with levels of activity that are significantly affected by the levels and volatility of oil and gas prices.
We derive most of our revenue from customers in the offshore oil and gas exploration, development and production industry. The offshore oil and gas industry is a historically cyclical industry characterized by significant changes in the levels of exploration and development activities. Oil and gas prices, and market expectations of potential changes in those prices, significantly affect the levels of those activities. Worldwide political, economic and military events have contributed to oil and gas price volatility and are likely to continue to do so in the future. Since the general decline in the price of oil from mid-2014, many oil and gas companies made significant reductions in their capital and operating expenditures, which have adversely impacted demand for the services and products provided by our Energy Services and Products business. During this period, exploration expenditures in the U.S. Gulf of Mexico, particularly in deepwater sectors, have dropped significantly. This situation was exacerbated in 2020 by further reductions in expenditures by oil and gas companies due to the impact of the coronavirus (“COVID-19”) pandemic, including the resulting significant reduction in global demand for oil and natural gas, coupled with the sharp decline in oil prices following the announcement of price reductions and production increases in March 2020 by members of the Organization of Petroleum Exporting Countries, or OPEC, and other foreign, oil-exporting countries, as discussed below. So far in 2021, although oil and gas prices have recovered somewhat, there is new uncertainty regarding the long-term outlook for the U.S. Gulf of Mexico, as a result of a temporary ban on leasing of U.S. federal lands imposed by the new administration. Any prolonged reduction in the overall level of offshore oil and gas exploration and development activities, whether resulting from changes in oil and gas prices, limitations on access to capital for such activities, governmental actions or regulatory developments or otherwise, could materially and adversely affect our financial condition and results of operations in our operating segments within our Energy Services and Products business. Some factors that have affected and are likely to continue affecting oil and gas prices and the level of demand for our services and products include the following:
•worldwide demand for oil and gas;
•general economic and business conditions and industry trends;
•the ability of OPEC to set and maintain production levels;
•the level of production by non-OPEC countries, including U.S. shale oil;
•the ability of oil and gas companies to generate funds for capital expenditures;
•the cost of exploring for, developing and producing oil and gas;
•domestic and foreign tax policy;
•laws and governmental regulations that restrict exploration and development of oil and gas in various offshore jurisdictions;
•technological changes;
•the political environment of oil-producing regions;
•the changing environmental and social landscape; and
•the price and availability of alternative energy.
The ongoing COVID-19 outbreak has adversely affected, and could continue to adversely affect, our business, financial condition and results of operations.
The ongoing COVID-19 outbreak, which the World Health Organization declared a pandemic and the U.S. Government declared a national emergency in March 2020, has resulted in widespread adverse impacts on the global economy and financial markets, and on our employees, customers, suppliers and other parties with whom we have business relations. We have experienced some resulting disruptions to our business operations. For example, since mid-March, we have had to restrict access to our administrative offices around the world and quarantine personnel and assets as required by various governmental authorities, our customers’ and our own safety protocols. There is considerable uncertainty regarding the extent to which COVID-19 and its variants will continue to spread, the widespread availability and efficacy of vaccines and the extent and duration of governmental and other measures implemented to try to slow the spread, such as large-scale travel bans and restrictions, border closures, quarantines, shelter-in-place orders and business and government shutdowns. Restrictions of this nature have caused, and may continue to cause, us, our suppliers and other business counterparties to experience operational delays, delays in the delivery of materials and supplies that are sourced from around the globe, and have caused, and may continue to cause, milestones or deadlines relating to various projects to be missed. Further, the impact of the pandemic, including the resulting significant reduction in global demand for oil and natural gas, coupled with the sharp decline in oil prices following the announcement of price reductions and production increases in March 2020 by members of OPEC and other foreign, oil-exporting countries has led to significant global economic contraction generally and in our industry in particular. Despite recent improvements in commodity prices, oil and natural gas prices are expected to continue to be volatile as a result of these events and the ongoing COVID-19 outbreak, and as changes in oil and natural gas inventories, industry demand and economic performance are reported. We cannot predict whether and the extent to which prices will continue to improve and stabilize.
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
Due to the ongoing impact of COVID-19, certain projects that were in process have been delayed in our Manufacturing Products segment. As of December 31, 2020, we had outstanding accounts receivable and contracts assets of approximately $51 million for these projects. We continue to believe these accounts receivable and contract assets are realizable and the projects will resume.
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

We cannot predict the full impact that COVID-19 or the significant disruption and volatility currently being experienced in the oil and natural gas markets will have on our business, cash flows, liquidity, financial condition and results of operations at this time, due to numerous uncertainties. The ultimate impacts will depend on future developments beyond our control, which are highly uncertain and cannot be predicted, including, among others, the ultimate geographic spread of the virus, the consequences of governmental and other measures designed to prevent the spread of the virus, the ongoing development and distribution of vaccines and therapeutic treatments, the duration of the pandemic, actions taken by members of OPEC and other foreign, oil-exporting countries, actions taken by governmental authorities, customers, suppliers and other third parties, workforce availability, and the timing and extent to which normal economic and operating conditions resume.
Our international operations involve additional risks not associated with domestic operations.
A significant portion of our revenue is attributable to operations in foreign countries. These activities accounted for approximately 53% of our consolidated revenue in 2020. Risks associated with our operations in foreign areas include risks of:
•regional and global economic downturns;
•public health threats, such as COVID-19, Severe Acute Respiratory Syndrome, severe influenza and other highly communicable viruses or diseases, that could limit access to customers', vendors' or our facilities or offices, impose travel restrictions on our personnel or otherwise adversely affect our operations or demand for our services;
•disturbances or other risks that may limit or disrupt markets;
•expropriation, confiscation or nationalization of assets;
•renegotiation or nullification of existing contracts;
•foreign exchange restrictions;
•foreign currency fluctuations, particularly in countries highly dependent on oil revenue;
•foreign taxation, including the application and interpretation of tax laws;
•the inability to repatriate earnings or capital;
•uncertainties relating to the United Kingdom's withdrawal from the European Union, including uncertainties about applicable future laws, regulations and treaties regarding tax and free trade agreements, intellectual property rights and supply chain logistics, as well as environmental, health and safety laws and regulations, immigration laws, employment laws, and other rules that could apply to us and our subsidiaries;
•changing political conditions;
•changing foreign and domestic monetary policies; and
•social, political, military and economic situations in foreign areas where we do business and the possibilities of civil disturbances, war, other armed conflict, terrorist attacks or acts of piracy.
Additionally, in some jurisdictions we are subject to foreign governmental regulations favoring or requiring the awarding of contracts to local contractors or requiring foreign contractors to employ citizens of, or purchase supplies from, a particular jurisdiction. These regulations may adversely affect our ability to compete.
Our exposure to the risks we described above varies from country to country. In recent periods, economic conditions, political instability and civil unrest in Africa and Azerbaijan have been among our greatest concerns. There is a risk that a continuation or worsening of these conditions could materially and adversely impact our future business, operations, financial condition and results of operations.
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
Reductions in our backlog due to cancellation by a customer or for other reasons would adversely affect, potentially to a material extent, the revenue and earnings we actually receive from contracts included in our backlog. Many of our ROV contracts have 30-day notice termination clauses. Some of the contracts in our backlog provide for cancellation fees in the event customers cancel projects. These cancellation fees usually provide for reimbursement of our out-of-pocket costs, revenue for work performed prior to cancellation and a varying percentage of the profits we would have realized had the contract been completed. However, under limited circumstances, such as certain bankruptcy events, no cancellation fee would be owed to us. Further, even if a cancellation fee is owed to us, a customer may be unable or may refuse to pay the cancellation fee. We typically have no contractual right upon cancellation to the total contract revenue as reflected in our backlog. If we experience significant project terminations, suspensions or scope adjustments to contracts reflected in our backlog, our financial condition, results of operations and cash flows may be adversely impacted.
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
Legal and Regulatory Risks
Our operations could be adversely impacted by the effects of new regulations.
During 2010, the U.S. Government established new regulations relating to the design of wells and testing of the integrity of wellbores, the use of drilling fluids, the functionality and testing of well control equipment, including blowout preventers, and other safety and environmental regulations. The U.S. Government requires that operators demonstrate their compliance with those regulations before commencing deepwater drilling operations. In addition, increasing attention to issues concerning climate change as a result of the emission of carbon dioxide and other “greenhouse gases” may result in the imposition of additional environmental or other legislation or regulations that seek to restrict, or otherwise impose limitations or costs upon, the emission of greenhouse gases. We cannot predict when or whether any of these various legislative and regulatory proposals may be enacted or adopted or what their effects will be on us or our customers, particularly with respect to offshore oil and gas exploration and development projects. These and other legislative or regulatory developments could increase costs for us and our customers or, in some cases, prevent projects from going forward, thereby potentially reducing the need for our products and services.
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
Risks of substantial costs and liabilities related to environmental compliance issues are inherent in our operations. Our operations are subject to extensive federal, state, local and foreign laws and regulations relating to the generation, storage, handling, emission, transportation and discharge of materials into the environment. Permits are required for the operation of various facilities, and those permits are subject to revocation, modification and renewal. Governmental authorities have the power to enforce compliance with their regulations, and violations are subject to fines, injunctions or both. In some cases, those governmental requirements can impose liability for the entire cost of cleanup on any responsible party without regard to negligence or fault and impose liability on us for the conduct of or conditions others have caused, or for our acts that complied with all applicable requirements when we performed them. It is possible that other developments, such as stricter environmental laws and regulations, and claims for damages to property or persons resulting from our operations, would result in substantial costs and liabilities. In particular, increasing attention to issues concerning climate change as a result of the emission of carbon dioxide and other “greenhouse gases” may result in the imposition of additional environmental legislation or regulations that seek to restrict, or otherwise impose limitations or costs upon, the emission of greenhouse gases. We cannot predict when or whether any of these various legislative and regulatory proposals may become law or what their effect will be on us or our customers. Such legislation or regulations could increase costs for us and our customers or, in some cases, prevent projects from going forward, thereby potentially reducing the need for our products and services. Our insurance policies and the contractual indemnity protection we seek to obtain from our customers may not be sufficient or effective to protect us under all circumstances or against all risks involving compliance with environmental laws and regulations.
Financial Risks
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
Maintaining adequate letter of credit and bonding capacity is necessary for us to successfully bid on and win various contracts.
In line with industry practice, we are often required to post standby letters of credit to customers or enter into surety bond arrangements in favor of customers. Those letters of credit and surety bond arrangements generally protect customers against our failure to perform our obligations under the applicable contracts. However, the terms of those letters of credit, including terms relating to the customer’s ability to draw upon the letter of credit and the amount of the letter of credit required, can vary significantly. If a letter of credit or surety bond is required for a particular project and we are unable to obtain it due to insufficient liquidity or other reasons, we may not be able to pursue that project. We have limited capacity for letters of credit, and we rely substantially on bilateral letters of credit from various issuing banks in a number of markets. Moreover, due to events that affect the credit markets generally, letters of credit may be more difficult to obtain in the future or may only be available at significant additional cost. Letters of credit, including through our bilateral arrangements (which are cancelable in the discretion of the issuing banks), may not continue to be available to us on reasonable terms. Our inability to obtain adequate letters of credit and surety bonds and, as a result, to bid on new work could have a material adverse effect on our business, cash flows, liquidity, financial condition and results of operations.

Changes in the method of determining the U.S. Dollar London Interbank Offered Rate (“LIBOR”), or the replacement of LIBOR with an alternative reference rate, may adversely affect interest rates and increase our cost of capital.
On July 27, 2017, the Financial Conduct Authority in the United Kingdom announced that it would phase out LIBOR as a benchmark rate by the end of 2021. On November 30, 2020, the ICE Benchmark Administration, the current administrator of LIBOR, announced that it intends to cease publication of 1-week and 2-month LIBOR at the end of 2021 and, subject to compliance with applicable regulations, including as to representativeness, it does not intend to cease publication of the remaining tenors until June 30, 2023. However, it is possible that LIBOR’s regulator may determine to cease publication as of an earlier date, if the information used to calculate LIBOR degrades to the degree that it is no longer representative of the underlying market. We expect that different benchmark rates used to price indebtedness will continue to be developed over time. Revolving credit borrowings under our principal credit agreement, which is described in Part II of this report in Item 7—“Management's Discussion and Analysis of Financial Condition and Results of Operations” (the “Credit Agreement”), bear interest at rates tied to LIBOR. In the future, we may need to renegotiate the Credit Agreement or incur indebtedness under other credit arrangements, and the phase-out of LIBOR may negatively impact the terms of such indebtedness. We have not yet pursued an amendment of the Credit Agreement or other contractual alternative to address this matter and are currently evaluating the impact of the potential replacement of LIBOR. If no such amendment or other contractual alternative is established on or prior to the phase-out of LIBOR, interest on revolving credit borrowings under the Credit Agreement may bear interest at higher rates based on the prime rate, which could increase our cost of capital in the event we borrow against the Credit Agreement. Furthermore, the overall financial market may be disrupted as a result of the phase-out or replacement of LIBOR. Disruption in the financial market could have an adverse effect on our business, cash flows, liquidity, financial condition and results of operations.
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
In addition, we maintain our cash balances and short-term investments primarily in accounts held by major banks and financial institutions located principally in North America, Europe, Africa and Asia, and some of those accounts hold deposits that exceed available insurance. It is possible that one or more of the financial institutions in which we hold our cash and investments could become subject to bankruptcy, receivership or similar proceedings. As a result, we could be at risk of not being able to access material amounts of our cash, which could result in a temporary liquidity crisis that could impede our ability to fund operations.
Strategic Risks Related to our Business
Our business strategy contemplates future acquisitions. Acquisitions of other businesses or assets present various risks and uncertainties.
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
•difficulties relating to the assimilation of personnel, services and systems of an acquired business and the assimilation of marketing and other operational capabilities;
•challenges resulting from unanticipated changes in customer and other third-party relationships subsequent to acquisition;
•additional financial and accounting challenges and complexities in areas such as tax planning, treasury management, financial reporting and internal controls;
•assumption of liabilities of an acquired business, including liabilities that were unknown at the time the acquisition transaction was negotiated;
•possible liabilities under the FCPA and other anti-corruption laws;
•diversion of management's attention from day-to-day operations;
•failure to realize anticipated benefits, such as cost savings and revenue enhancements;
•potentially substantial transaction costs associated with acquisitions; and
•potential impairment resulting from the overpayment for an acquisition.
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
Our businesses operate in highly competitive industry segments. Some of our competitors or potential competitors have greater financial or other resources than we have. Our operations may be adversely affected if our current competitors or new market entrants introduce new products or services with better features, performance, prices or other characteristics than those of our services and products. This factor is significant to our segments' operations, particularly in the operating segments within our Energy Services and Products business, where capital investment is critical to our ability to compete.

Risks Related to Intellectual Property, Information Technology and Data Privacy
We rely on intellectual property law and confidentiality agreements to protect our intellectual property. We also rely on intellectual property we license from third parties. Our failure to protect our intellectual property rights, or our inability to obtain or renew licenses to use intellectual property of third parties, could adversely affect our business.
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
Our operations (both onshore and offshore) are highly dependent on information technology systems, including systems that collect, organize, store or use personally identifiable data and other sensitive information about our customers, employees, suppliers and others. Threats to information technology systems associated with cybersecurity risks and cyber incidents or attacks continue to grow. In addition, breaches to our systems or third-party systems utilized by us could go unnoticed for some period of time. Risks associated with these threats include disruptions of certain systems on our vessels or utilized to operate our ROVs; other impairments of our ability to conduct our operations; loss of or damage to intellectual property, proprietary information or employee or customer data; disruption of our customers’ operations; loss or damage to our customer data delivery systems; damage to our reputation or customer or other business relationships; regulatory investigations or other actions by governmental authorities and associated costs, fines or penalties; and increased costs to prevent, respond to or mitigate cybersecurity incidents. If such a cyber incident were to occur, it could have a material adverse effect on our business and our consolidated financial condition, results of operations and cash flows.
While we continue to evaluate potential replacements or upgrades of existing key information technology systems, the implementation of new information technology systems or upgrades to existing systems subjects us to inherent costs and risks associated with replacing or changing these systems, including potential disruption of our internal control structure, substantial capital expenditures, demands on management time and other risks. Our possible new information technology systems implementations or upgrades may not result in productivity improvements at the levels anticipated, or at all. In addition, the implementation of new or upgraded information technology systems may cause disruptions in our business operations. Any such disruption, and any other information technology system disruptions, if not anticipated and appropriately mitigated, could have a material adverse effect on our operations.
Changes in data privacy laws, regulations and standards may cause our business to suffer.

Personal privacy and data security have become significant regulatory issues and the subject of rapidly evolving laws globally and in the United States. For example, Europe’s General Data Protection Regulation (“GDPR”) went into effect in 2018 and enforcement is still evolving. Furthermore, federal, state and local government bodies or agencies have in the past adopted, and may in the future adopt, more laws and regulations affecting data privacy. For example, the state of California enacted the California Consumer Privacy Act of 2018 (“CCPA”) and California voters recently approved the California Privacy Rights Act (“CPRA”). The CCPA, which went into effect on January 1, 2020, creates individual privacy rights for California residents and places increased privacy and security obligations on entities handling certain personal data of consumers or households, including new disclosures and protections to California residents. The CPRA modifies the CCPA and imposes additional data protection obligations on companies doing business in California. GDPR and the CCPA and other data privacy regulations may significantly impact our business activities and require substantial compliance costs that adversely affect business, operating results, prospects and financial condition.
Any inability to adequately address privacy and security concerns, even if unfounded, or comply with applicable privacy and data security laws, regulations and policies, could result in additional cost and liability to us, damage our reputation, inhibit sales and adversely affect our business. Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations, and policies that are applicable to our business may limit the use and adoption of, and reduce the overall demand for, our solutions. If we are not able to adjust to changing laws, regulations and standards related to privacy or security, our business may be harmed.
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
Risks Related to our Organization and Structure
We may issue preferred stock whose terms could adversely affect the voting power or value of our common stock.
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
The existence of some provisions in our corporate documents and Delaware law could delay or prevent a change in control of our company, even if that change would be beneficial to our shareholders. Our certificate of incorporation and bylaws contain provisions that may make acquiring control of our company difficult, including:
•provisions relating to the classification, nomination and removal of our directors;
•provisions regulating the ability of our shareholders to bring matters for action at annual meetings of our shareholders;
•provisions requiring the approval of the holders of at least 80% of our voting stock for a broad range of business combination transactions with related persons; and
•the authorization given to our board of directors to issue and set the terms of preferred stock.
In addition, the Delaware General Corporation Law imposes restrictions on mergers and other business combinations between us and any holder of 15% or more of our outstanding common stock.

 General Risks
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
Item 1B.Unresolved Staff Comments.
None.
Item 2.Properties.
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
We use workshop and office space in Houston, Texas in our Manufactured Products, Offshore Projects Group and Integrity Management & Digital Solutions business segments. Our principal manufacturing facilities for our Manufactured Products segment are located in or near: Houston, Texas; Panama City, Florida; Aberdeen and Rosyth, Scotland; Nodeland and Stavanger, Norway; Perth, Australia; Luanda, Angola; the Netherlands; and Niterói and Macaé, Brazil. We also have an office in Orlando, Florida, which supports our commercial theme park animation activities. Each of these manufacturing facilities is suitable for its intended purpose and has sufficient capacity to respond to increases in demand for our subsea and theme park products and that may be reasonably anticipated in the foreseeable future.
For a description of the vessels we use in our Offshore Projects Group operations, see the discussion in Item 1. “Business” under the heading “GENERAL DEVELOPMENT OF BUSINESS—Energy Services and Products—Offshore Projects Group.”
Aerospace and Defense Technologies. Our primary facilities for our Aerospace and Defense Technologies segment are leased offices and workshops in Hanover, Maryland. We have regional offices in Chesapeake, Virginia; Bremerton, Washington; Pearl Harbor, Hawaii; Cataumet, Massachusetts; Charleston, South Carolina; and San Diego, California, which support our services for the U.S. Navy. We also have facilities in Houston, Texas, to support our space industry activities.
Item 3.Legal Proceedings.

For information regarding legal proceedings, see the discussion under the caption “Litigation” in Note 10—“Commitments and Contingencies” in the Notes to Consolidated Financial Statements included in this report, which discussion we incorporate by reference into this Item.
Item 4.Mine Safety Disclosures.
Not applicable.

Part II
Item 5.Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock is listed on the New York Stock Exchange under the symbol OII. Our company website address is www.oceaneering.com
On February 19, 2021, there were 474 holders of record of our common stock. On that date, the closing sales price, as quoted on the New York Stock Exchange, was $9.95. Our Board has not declared quarterly dividends since 2017, after considering the need to focus our resources on growth and positioning us for the future. Although we will continue to review our dividend position on a quarterly basis, we do not anticipate our Board reinstating a quarterly cash dividend until we see a significant improvement in both our market outlook and projected free cash flow.
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
EQUITY COMPENSATION PLAN INFORMATION
The following presents equity compensation plan information as of December 31, 2020:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	1,955,345	N/A	4,488,842
Equity compensation plans not approved by security holders	—	N/A	—
Total	1,955,345	N/A	4,488,842
In the table above, the number of securities to be issued upon exercise of outstanding options, warrants and rights shown as of December 31, 2020 are restricted stock units and shares of restricted stock granted under our 2010 incentive plan, as amended.
As of December 31, 2020, there were: (1) no shares of Oceaneering common stock under equity compensation plans not approved by security holders available for grant; and (2) 4,488,842 shares of Oceaneering common stock under equity compensation plans approved by security holders available for grant in the form of stock options, stock appreciation rights or stock awards. We have not granted any stock options since 2005 and the Compensation Committee of our Board of Directors has expressed its intention to refrain from using stock options as a component of employee compensation for our executive officers and other employees for the foreseeable future. Additionally, our Board of Directors has expressed its intention to refrain from using stock options as a component of nonemployee director compensation for the foreseeable future. For a description of the material features of our equity compensation arrangements, see the discussion under the caption “Incentive Plan” in Note 12—“Employee Benefit Plans” in the Notes to Consolidated Financial Statements included in this report.

PERFORMANCE GRAPH
The following graph compares our total shareholder return to the Standard & Poor's 500 Stock Index (“S&P 500”) and the PHLX Oil Service Sector Index from December 31, 2015 through December 31, 2020. The PHLX Oil Service Sector Index is designed to track the performance of a set of companies involved in the oil services sector.
It is assumed in the graph that: (1) $100 was invested in Oceaneering Common Stock, the S&P 500 and the PHLX Oil Service Sector Index on December 31, 2015; and (2) any Oceaneering dividends are reinvested. The shareholder return shown is not necessarily indicative of future performance.

	December 31,
	2015	2016	2017	2018	2019	2020

Oceaneering International, Inc.	100.00	77.77	59.31	33.95	41.83	22.31
S&P 500 Index	100.00	111.96	136.40	130.42	171.49	203.04
PHLX Oil Service Sector Index	100.00	118.98	98.51	53.97	53.67	31.09

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
Results of Operations:

	Year Ended December 31,
(in thousands, except per share amounts)	2020	2019	2018	2017	2016
Revenue	$1,827,889	$2,048,124	$1,909,482	$1,921,507	$2,271,603
Cost of services and products	1,663,948	1,949,880	1,780,256	1,726,897	1,992,376
Gross margin	163,941	98,244	129,226	194,610	279,227
Selling, general and administrative expense	195,695	214,891	198,259	183,954	208,463
Long-lived assets impairments	70,445	159,353	—	—	—
Goodwill impairment	343,880	14,713	76,449	—	—
Income (loss) from operations	$(446,079)	$(290,713)	$(145,482)	$10,656	$70,764
Net income (loss)	$(496,751)	$(348,444)	$(212,327)	$166,398	$24,586
Cash dividends declared per Share	$—	$—	$—	$0.45	$0.96
Diluted earnings (loss) per share	$(5.01)	$(3.52)	$(2.16)	$1.68	$0.25
Depreciation and amortization, including goodwill impairment	$528,895	$263,427	$293,590	$213,519	$250,247
Capital expenditures, including business acquisitions	$60,687	$147,684	$178,038	$104,958	$142,513
Other Financial Data:

	As of December 31,
(dollars in thousands)	2020	2019	2018	2017	2016
Working capital ratio	2.68	2.07	2.52	2.72	2.48
Working capital	$733,147	$643,480	$750,148	$751,605	$754,231
Total assets	$2,045,842	$2,740,663	$2,824,998	$3,023,950	$3,130,315
Long-term debt	$805,251	$796,516	$786,580	$792,312	$793,058
Shareholders' equity	$552,094	$1,069,346	$1,409,235	$1,659,164	$1,516,643
Goodwill as a percentage of Shareholders' equity	6%	38%	29%	27%	29%

Item 7.Management's Discussion and Analysis of Financial Condition and Results of Operations.
Certain statements in this annual report on Form 10-K, including, without limitation, statements regarding the following matters, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995:
•our business strategy;
•industry conditions;
•seasonality;
•the impacts of the coronavirus (“COVID-19”) pandemic on the U.S. and global economy, as well as on our business;
•our expectations about 2021 results of operations, items below the operating income line and segment operating results, and the factors underlying those expectations, including our expectations about demand and pricing for our energy services and products as a result of the factors we specify in “Overview” and “Results of Operations” below;
•the U.S. Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") and other tax refunds;
•our backlog;
•projections relating to floating rig demand and subsea tree installations;
•the adequacy of our liquidity, cash flows and capital resources to support our operations and internally generated growth initiatives;
•our projected capital expenditures for 2021;
•our plans for future operations (including planned additions to and retirements from our remotely operated vehicle (“ROV”) fleet;
•our ability and intent to redeem Angolan bonds and repatriate cash;
•our expectations regarding shares that may be repurchased under our share repurchase plan;
•our expectations regarding the implementation of new accounting standards and related policies, procedures and controls;
•our expectations about our ROV fleet utilization in the future; and
•our expectations regarding the effect of inflation in the near future.
These forward-looking statements are subject to various risks, uncertainties and assumptions, including those we refer to under the headings “Cautionary Statement Concerning Forward-Looking Statements” and “Risk Factors” in Part I of this report. Although we believe that the expectations reflected in such forward-looking statements are reasonable, because of the inherent limitations in the forecasting process, as well as the relatively volatile nature of the industries in which we operate, we can give no assurance that those expectations will prove to have been correct. Accordingly, evaluation of our future prospects must be made with caution when relying on forward-looking information.
Recent Developments Affecting Industry Conditions and Our Business
The ongoing COVID-19 outbreak, which the World Health Organization declared a pandemic and the U.S. Government declared a national emergency in March 2020, has resulted in widespread adverse impacts on the global economy and financial markets, and on our employees, customers, suppliers and other parties with whom we have business relations. We have experienced some resulting disruptions to our business operations. For example, since mid-March, we have had to restrict access to our administrative offices around the world and quarantine personnel and assets as required by various governmental authorities, our customers’ and our own safety protocols.
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
There is considerable uncertainty regarding the extent to which COVID-19 and its variants will continue to spread, the widespread availability and efficacy of vaccines and the extent and duration of governmental and other measures implemented to try to slow the spread, such as large-scale travel bans and restrictions, border closures, quarantines, shelter-in-place orders and business and government shutdowns. Restrictions of this nature have caused, and may continue to cause, us, our suppliers and other business counterparties to experience operational delays, delays in the delivery of materials and supplies that are sourced from around the globe, and milestones or deadlines relating to various projects to be missed.
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
One of the impacts of the pandemic has been a significant reduction in global demand for oil and natural gas. This significant decline in demand was met with a sharp decline in oil prices following the announcement of price reductions and production increases in March 2020 by members of the Organization of Petroleum Exporting Countries ("OPEC"), and other foreign, oil-exporting countries. The resulting supply/demand imbalance has had, and is continuing to have, disruptive impacts on the oil and natural gas exploration and production industry and on other industries that serve exploration and production companies. OPEC and other foreign, oil-producing countries implemented production cuts during the second quarter and, though somewhat eased in August, extended the production cuts in the third quarter, in an effort to address the supply/demand imbalance. As a result, crude oil prices improved somewhat. However, as noted by the International Energy Agency, global crude oil demand for the full year of 2020 fell by approximately 8.8 million barrels per day compared to 2019. Recent increases in COVID-19 cases in various regions around the world and the resulting governmental and other restrictions imposed in response to those increases, have resulted in more volatility and less predictability in industry conditions. These conditions have led to significant global economic contraction generally and in our industry in particular.
Despite recent improvements in commodity prices, we expect to see continued volatility in oil and natural gas prices for the foreseeable future, which could, over the long term, adversely impact our business. A significant decline in exploration and development activities and related spending by our customers, whether due to decreases in demand or prices for oil and natural gas or otherwise, would have a material adverse effect on our business, cash flows, liquidity, financial condition and results of operations.
As of the date of this report, our efforts to respond to the challenges presented by the conditions described above and minimize the impacts to our business have yielded results, as we have largely been able to maintain operational continuity on a worldwide basis. Our manufacturing, services operations, and other operating facilities have remained operational and our vessels have continued to perform. We have moved quickly to reduce costs, increase operational efficiencies and lower our capital spending. In addition, as of December 31, 2020, we had $452 million of cash and cash equivalents on our balance sheet and our $500 million revolving credit facility was undrawn and remains available to support our operations. We have not required any loans under any COVID-19-related program, and we do not expect to have to utilize any such loans. We have experienced some increased absenteeism in our hourly workforce, but, so far, we have not experienced any resulting problems that have been unmanageable. We are continuing to address concerns to protect the health and safety of our employees and those of our customers and other business counterparties, which includes implementing changes as needed to comply with health-related guidelines as they may be modified and supplemented from time to time.
We cannot predict the full impact that COVID-19 or the significant disruption and volatility currently being experienced in the oil and natural gas markets will have on our business, cash flows, liquidity, financial condition and results of operations at this time, due to numerous uncertainties. The ultimate impacts will depend on future developments beyond our control, which are highly uncertain and cannot be predicted, including, but not limited to, the ultimate geographic spread of the virus, the efficacy of governmental and other measures designed to prevent the spread of the virus, the ongoing development and distribution of vaccines and therapeutic treatments, the duration of the pandemic, actions taken by members of OPEC and other foreign oil-exporting countries, governmental authorities, customers, suppliers and other thirds parties, workforce availability, and the timing and extent to which normal economic and operating conditions resume.
Overview of our Results and Guidance
The table that follows sets out our revenue and operating results for 2020, 2019 and 2018.

	Year Ended December 31,
(dollars in thousands)	2020	2019	2018
Revenue	$1,827,889	$2,048,124	$1,909,482
Gross Margin	163,941	98,244	129,226
Gross Margin %	9%	5%	7%
Operating Income (Loss)	(446,079)	(290,713)	(145,482)
Operating Income (Loss) %	(24)%	(14)%	(8)%
Net Income (Loss)	(496,751)	(348,444)	(212,327)
Our business segments are contained within two businesses - services and products provided primarily to the oil and gas industry and, to a lesser extent, the offshore renewables industry (“Energy Services and Products”) and services and products provided to non-energy industries (“Aerospace and Defense Technologies”). Our four business segments within the Energy Services and Products business are Subsea Robotics, Manufactured Products, Offshore Projects Group (“OPG”) and Integrity Management & Digital Solutions (“IMDS”). We report our Aerospace and Defense Technologies (“ADTech”) business as one segment. Unallocated Expenses are expenses not associated with a specific business segment. These consist of expenses related to our incentive and deferred compensation plans, including restricted stock and bonuses, as well as other general expenses.
Our business primarily depends on the level of spending on offshore developments and related operating activities by our customers in the energy industry. During 2020, we generated approximately 81% of our revenue from services and products we provide to the energy industry. Our results for 2020 reflect the impact of pre-tax charges of $467 million recognized during the year, most notably in the first quarter. Activity levels and operating performance within our energy segments were lower than expected. The COVID-19 pandemic negatively impacted operator investments in oil and gas projects, due to a decline in crude oil demand and pricing, and entertainment business spending, due to limited theme park attendance. Activity levels and performance within our ADTech segment met expectations for the year. Overall, our 2020 revenue decreased 11% to $1.8 billion, with revenue decreases in each of our four energy segments being partially offset by a revenue increase in our ADTech segment.
In 2020, on a consolidated level, we had a net loss of $497 million, or diluted loss of $5.01 per share, compared to net loss of $348 million, or diluted loss of $3.52 per share, in 2019. The $148 million increase in net loss as compared to 2019 was primarily attributable to pre-tax charges of $467 million recorded in 2020 for impairments, write-downs and write-offs of certain equipment, intangible assets, goodwill and inventory, and other expenses, most notably in our Subsea Robotics, Manufactured Products, OPG and IMDS segments. This compares to pre-tax charges recorded in 2019 of $252 million, for impairments, write-downs and write-offs of certain equipment, intangible assets, goodwill and inventory, and other expenses, most notably in our Subsea Robotics, OPG and IMDS segments.
We had operating losses of $446 million and $291 million, including charges of $467 million and $252 million in 2020 and 2019, respectively. More information about these charges is described below. Due to lower profit contributions for our Manufactured Products, Subsea Robotics and IMDS segments, partially offset by increased profit contributions from our OPG and ADTech segments, operating results decreased $155 million from 2019. The changes in operating results occurred in our:
•Subsea Robotics segment, which had a $77 million decrease in operating results, primarily as a result of charges of $122 million in 2020 as compared to charges of $31 million in 2019. These charges were principally due to a goodwill impairment in 2020 of $102 million, largely based on market conditions and lower pricing levels. Both 2020 and 2019 charges included asset write-offs and inventory write-downs, largely resulting from impairment and obsolescence.
•Manufactured Products segment, which had a $94 million decrease in operating results, primarily as a result of charges of $116 million in 2020 as compared to charges of $3.3 million in 2019. These charges in 2020 included impairments and write-downs of certain equipment of $61 million and goodwill impairments of

$52 million, both largely based on market conditions and lower pricing levels. This compared with long-lived assets write-offs of $0.5 million and inventory write-downs of $2.1 million in 2019.
•OPG segment, which had a $64 million increase in operating results, primarily as a result of decrease in charges from $168 million in 2019 to $100 million in 2020. The long-lived asset impairment charges of $161 million in 2019 were principally the result of several vessel impairments, as market conditions no longer supported the prior valuations for these assets. This compared with a goodwill impairment of $66 million and long-lived asset impairments and write-offs of $25 million in 2020.
•IMDS segment, which had a $69 million decrease in operating results, primarily as a result of charges of $128 million in 2020 as compared to charges of $49 million in 2019. These charges in 2020 included a goodwill impairment of $123 million, largely based on market conditions and lower pricing levels. This compared with charges including impairments and write-offs of long-lived assets and inventory write-downs of $32 million and a goodwill impairment of $15 million in 2019.
•ADTech segment, which had an $13 million increase in operating income on higher levels of revenue in both defense subsea technologies and space systems.
In 2020, 2019 and 2018 we incurred charges of $467 million, $252 million and $84 million, respectively, primarily due to market conditions that no longer supported the prior valuations. Additionally, we recognized other costs, as we adapted our geographic footprint and staffing levels to the conditions of the markets we serve, along with asset write-downs relating to the retirement of 30 ROVs from our fleet in 2019. Charges for 2020, 2019 and 2018 are summarized as follows (in thousands):

	Year Ended December 31, 2020
	Subsea Robotics	Manufactured Products	Offshore Projects Group	Integrity Management & Digital Solutions	Aerospace and Defense Technologies	Unallocated Expenses	Total
Charges for the effects of:
Long-lived assets impairments	$—	$61,074	$8,826	$545	$—	$—	$70,445
Long-lived assets write-offs	7,328	—	16,644	170	—	—	24,142
Inventory write-downs	7,038	—	—	—	—	—	7,038
Goodwill impairment	102,118	52,263	66,285	123,214	—	—	343,880
Other	5,055	2,266	8,590	4,272	572	455	21,210
Total charges	$121,539	$115,603	$100,345	$128,201	$572	$455	$466,715

	Year Ended December 31, 2019 *
	Subsea Robotics	Manufactured Products	Offshore Projects Group	Integrity Management & Digital Solutions	Aerospace and Defense Technologies	Unallocated Expenses	Total
Charges for the effects of:
Long-lived assets impairments	$—	$—	$142,615	$16,738	$—	$—	$159,353
Long-lived assets write-offs	11,340	482	18,723	14,108	—	—	44,653
Inventory write-downs	15,433	2,107	2,771	719	255		21,285
Goodwill impairment	—	—	—	14,713	—	—	14,713
Other	4,228	757	3,526	3,082	102	56	11,751
Total charges	$31,001	$3,346	$167,635	$49,360	$357	$56	$251,755

	Year Ended December 31, 2018 *
	Subsea Robotics	Manufactured Products	Offshore Projects Group	Integrity Management & Digital Solutions	Aerospace and Defense Technologies	Unallocated Expenses	Total
Charges for the effects of:
Long-lived assets write-offs	$617	$1,531	$5,543	$—	$—	$—	$7,691
Goodwill impairment	51,168	—	17,750	7,531	—	—	76,449
Total charges	$51,785	$1,531	$23,293	$7,531	$—	$—	$84,140

* Recast to reflect segment changes.
We expect our 2021 operating results to approximate those of 2020. Based on our backlog as of December 31, 2020 and anticipated order intake, we anticipate generally flat consolidated revenue, with higher revenue in ADTech and IMDS to offset substantially lower revenue from our Manufactured Products segment. We expect relatively flat revenue in our Subsea Robotics and OPG segments assuming no significant incremental COVID-19 impacts and generally stable oil and gas prices. We expect positive operating income contributions from each of our operating segments. Apart from seasonality, we generally view pricing and margins in the current energy markets to be stable. We anticipate improved annual operating results in our Subsea Robotics, OPG, IMDS and ADTech segments, and lower operating results in our Manufactured Products segments.
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

	2020	2019	2018
Average number of floating rigs under contract	139	154	148
ROV days on hire (in thousands)	54	58	52
ROV utilization	59%	58%	51%
Demand for floating rigs is the primary leading indicator of the strength of the deepwater market. According to industry data published by IHS Petrodata, excluding rigs under construction, at the end of 2020 there were 212 floating drilling rigs in operation or available for work throughout the world, with 129 of those rigs under contract. The average contracted offshore floating rig count in 2020 declined to approximately 139 rigs.
In addition to floating rig demand, the number of subsea tree orders and installations is another leading indicator, and the primary demand driver for our Manufactured Products lines. According to data published by Rystad Energy in December 2020, there are projected to be 277 subsea tree installations in 2021, compared to 296 in 2020, 286 in 2019 and 280 in 2018.
In 2021, we expect interest expense, net of interest income, to be approximately $40 million. We do not anticipate capitalizing interest on any long-lived assets in 2021.
In 2021, our income tax payments, estimated to total between $35 million and $40 million, are expected to relate primarily to taxes incurred in countries that impose tax on the basis of in-country revenue, without regard to the profitability of such operations. These cash tax payments do not include the impact of approximately $28 million of CARES Act tax refunds expected to be received in 2021.
Results of Operations
Realignment of Reportable Segments. In the third quarter of 2020, we changed our organizational structure as part of the transformation to realign our businesses to achieve greater cost efficiencies and to bring together business units that frequently work together and promote increased synergies in bidding, project management and the use of offshore technicians. As a result, information that our chief operating decision maker regularly reviews for purposes of allocating resources and assessing performance changed. Therefore, for the year ended December 31, 2020, we are reporting our financial results consistent with our newly realigned operating segments and have recast certain prior period amounts to conform to the way we internally manage our businesses and monitor segment performance. Our new structure aligns our company around five reportable segments: (1) Subsea Robotics; (2) Manufactured Products; (3) Offshore Projects Group; (4) Integrity Management & Digital Solutions; and (5) Aerospace and Defense Technologies. Additional information on our business segments is shown in Note 11—“Operations by Business Segment and Geographic Area” in the Notes to Consolidated Financial Statements included in this report.
Energy Services and Products. The table that follows sets out revenue and profitability for the business segments within our Energy Services and Products business. In the Subsea Robotics section of the table that follows, “ROV Days Available” includes all days from the first day that an ROV is placed in service until the ROV is retired. All days in this period are considered available days, including periods when an ROV is undergoing maintenance or repairs. Our ROVs do not have scheduled maintenance or repair that requires significant time when the ROVs are not available for utilization.

	Year ended December 31,
(dollars in thousands)	2020	2019 *	2018 *
Subsea Robotics
Revenue	$493,332	$583,652	$513,701
Gross Margin	78,952	57,601	46,151
Gross Margin %	16%	10%	9%
Operating Income (Loss)	(65,817)	11,627	(46,572)
Operating Income (Loss)%	(13)%	2%	(9)%
ROV Days Available	91,499	100,480	101,464
ROV Days Utilized	54,411	58,347	52,084
ROV Utilization %	59%	58%	51%
Manufactured Products
Revenue	477,419	498,350	431,459
Gross Margin	62,962	48,865	53,937
Gross Margin %	13%	10%	13%
Operating Income (Loss)	(88,253)	5,730	14,028
Operating Income (Loss)%	(18)%	1%	3%
Backlog at end of period	266,000	548,000	351,000
Offshore Projects Group
Revenue	289,127	380,966	413,598
Gross Margin	1,265	4,339	8,401
Gross Margin %	—%	1%	2%
Operating Income (Loss)	(105,680)	(170,013)	(36,909)
Operating Income (Loss)%	(37)%	(45)%	(9)%
Integrity Management & Digital Solutions
Revenue	226,938	266,086	273,575
Gross Margin	29,772	15,361	36,652
Gross Margin %	13%	6%	13%
Operating Income (Loss)	(121,675)	(52,527)	546
Operating Income (Loss)%	(54)%	(20)%	—%
Total Energy Services and Products
Revenue	$1,486,816	$1,729,054	$1,632,333
Gross Margin	172,951	126,166	145,141
Gross Margin %	12%	7%	9%
Operating Income (Loss)	(381,425)	(205,183)	(68,907)
Operating Income (Loss)%	(26)%	(12)%	(4)%

* Recast to reflect segment changes.
Subsea Robotics. Historically, we built new ROVs to increase the size of our fleet in response to demand to support deepwater drilling and vessel-based IMR and installation work. These vehicles are designed for use around the world in water depths of 10,000 feet or more. In 2015, as a result of declining market conditions, we began building fewer ROVs, generally limiting additions to meet contractual commitments. We added three, 13 and six ROVs in 2020, 2019 and 2018, respectively, while retiring 51 units over the three-year period. Our ROV fleet size was 250 as of December 31, 2020 and 2019, and 275 as of December 31, 2018. We have decreased our ROV fleet size since 2015 in response to lower market demand.
We believe we are the world's largest provider of ROV services and, generally, this business segment has been the largest contributor to our Energy Services and Products business operating income. Our Subsea Robotics segment revenue reflects the utilization percentages, fleet sizes and average pricing in the respective periods. Our survey services business provides survey and positioning, and geoscience services. The following table presents revenue from ROV services as a percentage of total Subsea Robotics revenue:

	Year Ended December 31,
	2020	2019 *	2018 *
ROV	81%	77%	77%

Other	19%	23%	23%

* Recast to reflect segment changes.
For the year ended December 31, 2020, our Subsea Robotics operating income decreased as compared to 2019, primarily due to charges of $122 million and $31 million for the years ended December 31, 2020 and 2019, respectively, for goodwill impairment, write-downs and write-offs of certain equipment, intangible assets and inventory, and other expenses. Exclusive of those charges, Subsea Robotics operating income for the year ended December 31, 2020 increased as compared to the corresponding period of the prior year on higher margins and improved cost controls. We had a 7% decrease in days on hire and year-over-year decreases in both drill support and vessel support days. Dayrates and costs per days on hire decreased on a slight increase in utilization.
For the year ended December 31, 2019, our Subsea Robotics operating income increased compared to 2018. We generated higher revenue, due to a 12% increase in days on hire and year-over-year increases in both drill support and vessel support days. Both dayrates and costs per days on hire increased slightly on increased utilization. The operational benefits of this increased activity were offset by $31 million of charges for write-downs and write-offs of certain equipment, intangible assets, inventory, and other expenses. 2018 operating results included $52 million of charges primarily for goodwill impairment.
For our Subsea Robotics in 2021, we expect improved results based on essentially flat ROV days on hire with higher vessel-based service days balancing a decline in drill support days, minor shifts in geographic mix and generally stable pricing. Results for tooling-based services are expected to be flat, with activity levels generally following ROV days on hire. Survey operating results are expected to improve on higher geoscience activity. We project fewer installations and demobilizations in 2021, which should lower operating costs as compared to 2020. Our overall ROV fleet utilization is expected to be in the mid- to high-50% range for the full year of 2021, with higher seasonal activity during the second and third quarters. Subject to quarterly variances, we continue to expect our drill support market share to generally approximate 60%.
Manufactured Products. For the year ended December 31, 2020, our Manufactured Products operating results decreased, as compared to 2019, primarily due to charges in 2020 of $116 million for asset and goodwill impairments, and other expenses as compared to $3.3 million of charges in 2019 for write-offs of certain equipment, intangible assets and inventory, and other expenses. Exclusive of charges, Manufactured Products adjusted operating income for the year ended December 31, 2020 increased as compared to the corresponding period of the prior year. Our energy-related businesses year over year had increased volume and operating margins due to better execution and improved operating efficiencies. Our mobility solutions businesses had significantly less volume and lower operating margins as a result of declines in activity attributable to the COVID-19 pandemic.
For the year ended December 31, 2019, our Manufactured Products operating results decreased, on higher revenue as compared to 2018, as a result of an increase in subsea umbilical and hardware awards and related throughput, partially offset by lower revenue and operating results from our mobility solutions businesses. Operating results in 2019 and 2018 were partially offset by $3.3 million and $1.5 million, respectively, of charges for write-offs of certain equipment and inventory, and other expenses.
We expect our Manufactured Products segment operating results in 2021 to decline, primarily as a result of the decreased order intake in our energy businesses during 2020. We continue to closely monitor the impact of the COVID-19 pandemic on our mobility solutions businesses, and currently expect to see marginally higher activity and contribution from these businesses in 2021. Our Manufactured Products backlog was $266 million as of December 31, 2020, a $282 million, or 51%, decrease over December 31, 2019.
Offshore Projects Group. Our OPG operating results for the year ended December 31, 2020 increased as compared to 2019 primarily due to decreased charges in 2020 of $100 million for vessel and other asset impairments and write-offs, goodwill impairment, and other charges as compared to 2019 charges of $168 million for vessel and intangible impairments, write-downs and write-offs of certain equipment and inventory, and other expenses. Exclusive of those charges, our OPG operating results were lower for the year ended December 31, 2020, as compared to the prior year, on lower revenue due to reduced activity levels in the areas of IMR, decommissioning and intervention services.
Our OPG operating results for the year ended December 31, 2019 decreased on lower revenue as compared to 2018 primarily due to 2019 charges of $168 million for vessel and intangible impairments, write-downs and write-offs of certain equipment and inventory, and other expenses. This segment's 2018 results included charges of $23 million related to goodwill impairment and write-offs of obsolete equipment and intangible assets associated with exiting the land survey business.
In 2021, we expect operating results for our OPG segment to improve, on generally stable offshore activity and margins as compared to the last half of 2020. Operating results are expected to improve largely due to the efficiency and cost improvement measures implemented in 2020 and improved year-over-year contribution from our Angola riserless light well intervention campaign. Vessel day rates remain competitive but stable, and we expect to see opportunities for pricing improvements during periods of higher activity. We also anticipate reduced charter obligations and increased flexibility on third-party vessels combined with an overall improvement in fleet utilization.
Integrity Management & Digital Solutions. For the year ended December 31, 2020, compared to 2019, our IMDS operating results were lower primarily due to 2020 charges of $128 million for goodwill impairment, asset impairment and write-offs, and other expenses as compared to 2019 charges of $49 million for goodwill and asset impairments, write-downs and write-offs of certain equipment, intangible assets and inventory, and other expenses. Exclusive of those charges, operating results for the year ended December 31, 2020 were higher, as compared to the prior year, due to improved operating efficiencies instituted in the fourth quarter of 2019 and in the first three quarters of 2020.
For the year ended December 31, 2019, compared to 2018, our IMDS operating results were lower, primarily due to 2019 charges of $49 million for goodwill and asset impairments, write-downs and write-offs of certain equipment, intangible assets and inventory, and other expenses. 2018 operating income included charges of $7.5 million for write-down of intangible assets.
We anticipate our 2021 operating results for IMDS to improve on higher revenue, with operating income margins averaging in the high-single digit range for the year as compared to 2020. Good order intake at the end of 2020 is expected to begin benefiting the business in the second quarter of 2021.
Aerospace and Defense Technologies.
Revenue, gross margin and operating income information for our ADTech segment are as follows:

	Year ended December 31,
(dollars in thousands)	2020	2019 *	2018 *
Revenue	$341,073	$319,070	$277,149
Gross Margin	71,794	60,462	51,045
Gross Margin %	21%	19%	18%
Operating Income	56,023	42,574	32,734
Operating Income %	16%	13%	12%

* Recast to reflect segment changes.

For the year ended December 31, 2020, compared to 2019, our ADTech segment operating results were higher on higher levels of revenue due to increased activity in both defense subsea technologies and space systems.
For the year ended December 31, 2019, compared to 2018, our ADTech segment operating results were higher on higher levels of revenue.
We project our ADTech 2021 revenue to be higher, producing improved results with operating income margins consistent with those achieved in 2020. Growth in this segment is expected to be broad-based, with revenue growth in our government-focused businesses.
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
The following table sets forth our unallocated expenses for the periods indicated:

	Year ended December 31,
(dollars in thousands)	2020	2019	2018
Gross margin expenses	$(80,804)	$(88,384)	$(66,960)
% of revenue	4%	4%	4%
Operating expenses	(120,677)	(128,104)	(109,309)
% of revenue	7%	6%	6%
Our unallocated expenses for the year ended December 31, 2020 decreased compared to 2019, primarily as a result of reduced accruals in 2020 for incentive-based compensation.
Our unallocated expenses for the year ended December 31, 2019 increased compared to 2018, primarily due to higher 2019 expenses related to both short- and long-term performance based incentive compensation expense.
We anticipate unallocated expenses in 2021 to average in the low- to mid-$30 million range per quarter, as we forecast higher accrual rates for projected short- and long-term performance-based incentive compensation expense, as compared to 2020.
Other. The following table sets forth our significant financial statement items below the income (loss) from operations line:

	Year ended December 31,
(dollars in thousands)	2020	2019	2018
Interest income	$3,083	$7,893	$9,962
Interest expense, net of amounts capitalized	(43,900)	(42,711)	(37,742)
Equity earnings (loss) of unconsolidated affiliates	2,268	1,331	(3,783)
Other income (expense), net	(14,269)	(6,621)	(8,788)
Provision (benefit) for income taxes	(2,146)	17,623	26,494
Interest income for the year ended December 31, 2020 decreased as compared to 2019, primarily due to lower interest rates. Interest income for the year ended December 31, 2019 decreased as compared to 2018, primarily due to lower amounts held in Angolan bonds in 2019.
Interest expense increased for the year ended December 31, 2020 compared to 2019, and for the year ended December 31, 2019 compared to 2018, due to a decrease in our capitalized interest. We capitalized none, $3.4 million, and $7.3 million of interest in 2020, 2019 and 2018, respectively, associated with the new-build vessel, the Ocean Evolution, described under “Liquidity and Capital Resources” below.
In addition to interest on borrowings, interest expense includes amortization of loan costs and hedge accounting adjustments, fees for lender commitments under our revolving credit agreement and fees for standby letters of credit and bank guarantees that banks issue on our behalf for performance bonds, bid bonds and self-insurance requirements.
In 2021, we expect interest expense, net of interest income, to be approximately $40 million. We do not anticipate capitalizing interest on any long-lived assets in 2021.
Included in other income (expense), net are foreign currency transaction losses of $14 million, $6.3 million, and $18 million for 2020, 2019 and 2018, respectively. The currency losses in 2020 primarily related to the Angolan kwanza and Brazilian real. Foreign currency losses in 2020 related to the Angolan kwanza were primarily due to declining exchange rates for the Angolan kwanza, which devalued its currency by 36%. Foreign currency losses in 2020 related to the Brazilian real were primarily due to the remeasurement of our U.S. dollar denominated liability balances to the Brazilian real. The currency losses in 2019 and 2018 primarily related to declining exchange rates for the Angolan kwanza, which devalued its currency by 55% and 46% in 2019 and 2018, respectively. We could incur further foreign currency exchange losses in Angolan kwanza, the Brazilian real and other currencies, if currency devaluations occur.

In 2018, other income (expense), net also included a pre-tax gain of $9.3 million resulting from the sale of our cost method investment in ASV Global, LLC in September 2018. The total consideration from the sale was $15 million.
Our tax provision is based on (1) our earnings for the period and other factors affecting the tax provision and (2) the operations of foreign branches and subsidiaries that are subject to local income and withholding taxes. Factors that affect our tax rate include our profitability levels in general and the geographic mix in the sources of our results. The effective tax rate for the 12-month periods ended December 31, 2020 and 2019 was different than the U.S. federal statutory rate of 21%, primarily due to the 2020 enactment of the U.S. Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"), the geographic mix of operating revenue and results, and changes in uncertain tax positions and other discrete items. Therefore, we do not believe a discussion of the annual effective tax rate is meaningful. We continue to make an assertion to indefinitely reinvest the unrepatriated earnings of any foreign subsidiary that would incur incremental tax consequences upon the distribution of such earnings.
On March 27, 2020, the CARES Act was signed into law in the United States. In accordance with the recently established rules and procedures under the CARES Act, we filed a 2014 refund claim to carry back our U.S. net operating loss generated in 2019 and amended our 2012 and 2013 federal income tax returns impacted by the net operating loss carryback. Prior to enactment of the CARES Act, such net operating losses could only be carried forward. As a result, we expect to receive combined refunds of approximately $33 million, of which we have received $5.6 million as of December 31, 2020. The remaining refunds are classified as accounts receivable, net, in our consolidated balance sheet as of December 31, 2020. We also realized a non-cash tax benefit of $8.4 million due to the carryback provision of the CARES Act recognized as a reduction in long-term liabilities.
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was enacted, most notably reducing the U.S. corporate income tax rate from 35% to 21% effective January 1, 2018, and creating a quasi-territorial tax system with a one-time mandatory transition tax on applicable previously-deferred earnings of foreign subsidiaries. In 2018, based on regulations issued by the U.S. Department of the Treasury and additional accounting analysis, we reflected the effects of the Tax Act in our financial statements to include the tax impact of $8.8 million related to the one-time mandatory transition tax. In 2019, we identified additional available business credits, which are reflected in our 2018 income tax return as filed, thereby reducing the effects of the Tax Act in our financial statements by $8.2 million, for a total liability of $0.6 million.
We determined it was more likely than not that we would not be able to utilize our remaining unvalued deferred tax assets. In accordance with applicable accounting standards, we recorded an increase in income tax expense of $315 million and $74 million in 2020 and 2019, respectively, related to the establishment of a valuation allowance on those deferred tax assets.
In 2021, our income tax payments, estimated to total between $35 million and $40 million, are expected to relate primarily to taxes incurred in countries that impose tax on the basis of in-country revenue, without regard to the profitability of such operations. These cash tax payments do not include the impact of approximately $28 million of CARES Act tax refunds expected to be received in 2021.

Liquidity and Capital Resources
We consider our liquidity and capital resources adequate to support our operations and growth initiatives. As of December 31, 2020, we had working capital of $733 million, including cash and cash equivalents of $452 million. Additionally, we had $500 million available through our revolving credit facility under a credit agreement further described below.
Our nearest maturity of indebtedness is our $500 million of 2024 Notes (as defined below) due in November 2024. Given that the 2024 Notes are currently trading at a market discount to principal amount, we may, from time to time, complete limited repurchases of the 2024 Notes, via open-market or privately negotiated repurchase transactions or otherwise, prior to their maturity date. We can provide no assurances as to the timing of any such repurchases or whether we will complete any such repurchases at all. We do not intend to disclose further information regarding any such repurchase transactions, except to the extent required in our subsequent periodic filings on Forms 10-K or 10-Q, or unless otherwise required by applicable law.
Cash flows for the years ended December 31, 2020, 2019 and 2018 are summarized as follows:

	Year ended December 31,
(in thousands)	2020	2019	2018
Changes in Cash:
Net Cash Provided by Operating Activities	$136,647	$157,569	$36,567
Net Cash Used in Investing Activities	(52,590)	(134,787)	(98,842)
Net Cash Used in Financing Activities	(1,699)	(2,299)	(5,628)
Effect of exchange rates on cash	(3,997)	(1,087)	(8,154)
Net Increase (Decrease) in Cash and Cash Equivalents	$78,361	$19,396	$(76,057)

Operating activities
Our principal source of cash from operating activities is our net income (loss), adjusted for noncash items. Our primary sources and uses of cash flows from operating activities for the years ended December 31, 2020, 2019 and 2018 are as follows:

	Year ended December 31,
(in thousands)	2020	2019	2018
Cash Flows from Operating Activities:
Net income (loss)	$(496,751)	$(348,444)	$(212,327)
Noncash adjustments:
Depreciation and amortization, including goodwill impairment	528,895	263,427	293,590
Loss on impairment of long-lived assets	70,445	159,353	—
Deferred income tax provision (benefit)	(4,158)	(12,268)	11,912
Inventory write-downs	7,038	21,285	—
Other noncash	6,167	7,419	3,405
Total noncash adjustments	608,387	439,216	308,907
Accounts receivable and contract assets	125,541	(17,561)	(86,724)
Inventory	26,466	(11,777)	(12,485)
Current liabilities	(138,932)	76,552	25,968
Other changes	11,936	19,583	13,228
Net Cash Provided by Operating Activities	$136,647	$157,569	$36,567
Net cash provided by operating activities for the years ended December 31, 2020, 2019 and 2018 of $137 million, $158 million and $37 million, respectively, was affected by the following:
•Accounts receivable and contract assets - The increase in cash related to accounts receivable and contract assets in 2020 reflects the timing of project milestones and customer payments. The decrease in cash related to accounts receivable and contract assets in 2019 and 2018 reflects higher business activity in the fourth quarter of both years due to commencement of new projects, along with timing of project milestones and customer payments.
•Inventory - The increase in cash related to inventory as of December 31, 2020 corresponds with a decrease in our backlog. The decrease in cash related to inventory as of December 31, 2019 and 2018 was primarily due to increases in Manufactured Products' inventory related to increases in backlog.
•Current liabilities - The decrease in cash related to changes in current liabilities in 2020 reflects the timing of vendor payments, lower contract liabilities due to a decrease in deferred customer prepayments, and the annual employee incentive payments related to attainment of specific performance goals in prior periods. The increase in cash related to changes in current liabilities in 2019 reflected higher business activity in the fourth quarter and primarily the timing of vendor payments for related goods and services. The increase in cash in 2018 reflected timing of vendor payments.
Investing activities
In 2020, we used $53 million in net investing activities, primarily for capital expenditures of $61 million. Our 2020 capital expenditures included $34 million in our Offshore Projects Group segment to add capabilities and maintain current operations and $15 million in our Subsea Robotics segment to upgrade our fleet of work-class ROVs.
In 2019, we used $135 million in net investing activities, primarily for capital expenditures of $148 million. Our 2019 capital expenditures included $73 million in our Subsea Robotics segment to upgrade our fleet of work-class ROVs, adding 13 ROVs to our fleet, $18 million in our Manufactured Products segment to add capabilities and maintain current operations and $42 million in our Offshore Projects Group segment, which included completion of the MSV Ocean Evolution, which was placed in service in the second quarter of 2019.
In 2018, we used $99 million in net investing activities. We used $109 million for capital expenditures and $69 million for business acquisitions, totaling $178 million in investments. These investments included $51 million in our Subsea Robotics segment, $9 million in our Manufactured Products segment and $111 million in our Offshore Projects Group segment, including the acquisition of Ecosse for approximately $68 million. Ecosse builds and operates seabed preparation, route clearance and trenching tools for submarine cables and pipelines on an integrated basis that includes vessels, ROVs and survey services. Enabling technologies acquired in the transaction include Ecosse's modular seabed system, capable of completing the entire trenching work scope (route preparation, boulder clearance, trenching and backfill), and its newly developed trenching system. These systems primarily serve the shallow water offshore renewables market. We also received $70 million of proceeds from maturities and redemptions of Angolan bonds and $15 million of proceeds from the sale of a cost method investment, partially offset by the use of $10 million for the purchase of Angolan central bank bonds indexed to the U.S. dollar.
Our priority continues to be generating cash. In 2021, we expect our organic capital expenditures to total between $50 million and $70 million, exclusive of business acquisitions. This includes approximately $35 million to $40 million of maintenance capital expenditures and $15 million to $30 million of growth capital expenditures. We remain committed to maintaining strong liquidity and believe that our cash position, undrawn revolving credit facility, and debt maturity profile should provide us ample resources and time to address potential future opportunities to improve our returns.
Our capital expenditures during 2020, 2019 and 2018 included $15 million, $73 million and $51 million, respectively, in our Subsea Robotics segment, principally for upgrades to our ROV fleet and to replace certain units we retired. We currently plan to add new ROVs only to meet contractual commitments. We added three, 13 and six ROVs to our fleet and retired three, 38 and 10 units during 2020, 2019 and 2018, respectively, resulting in a total of 250 work-class systems in our fleet as of December 31, 2020. Over the past three years, we retired a greater number of ROVs than we have added due to market conditions and outlook.
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
We placed our new-build, Jones Act-compliant, MSV Ocean Evolution into service during the second quarter of 2019. The Ocean Evolution is U.S.-flagged and documented with a coastwise endorsement by the U.S. Coast Guard. The vessel has an overall length of 353 feet, a Class 2 dynamic positioning system, accommodations for 110 personnel, a helideck, a 250-ton active heave-compensated crane, a working moonpool, and two of our high specification 4,000 meter work-class ROVs. The vessel has five low-emission Environmental Protection Agency (“EPA”) Tier 4 diesel engines. The Tier 4 rating is the EPA’s strictest emission requirements for non-road diesel engines. The vessel is also equipped with a satellite communications system capable of transmitting streaming video for real-time work observation by shore-based personnel. The vessel is being used to augment our ability to provide subsea intervention services in the U.S. Gulf of Mexico. These services are required to perform IMR projects and hardware installations. Due to market conditions that no longer support the prior valuation for this asset, in the fourth quarter of 2019, we determined that the carrying amount of the Ocean Evolution exceeded the fair value and recorded impairment expense of $101 million.
In 2010, we acquired a vessel, which we renamed the Ocean Patriot, and converted it to a dynamically positioned saturation diving and ROV service vessel. We installed a 12-man saturation (“SAT”) diving system and one work-class ROV on the vessel, and we placed the vessel into service in December 2011. Due to market conditions that no longer support the prior valuation for this asset, in the fourth quarter of 2019 and the 1st quarter of 2020, we determined that the carrying amount of the Ocean Patriot exceeded the fair value and recorded impairment expense of $31 million and $3.9 million, respectively.
Financing activities
In 2020 and 2019, we used $1.7 million and $2.3 million, respectively, in financing activities. In 2018, we used $5.6 million in financing activities, with $300 million for a repayment of the term loan facility, substantially offset by $296 million of the proceeds received from the issuance of the 2028 Senior Notes, net of issuance costs.
In November 2014, we completed the public offering of $500 million aggregate principal amount of 4.650% Senior Notes due 2024 (the “2024 Senior Notes”). We pay interest on the 2024 Senior Notes on May 15 and November 15 of each year. The 2024 Senior Notes are scheduled to mature on November 15, 2024.
In February 2018, we completed the public offering of $300 million aggregate principal amount of 6.000% Senior Notes due 2028 (the “2028 Senior Notes”). We pay interest on the 2028 Senior Notes on February 1 and August 1 of each year. The 2028 Senior Notes are scheduled to mature on February 1, 2028. We used the net proceeds from the 2028 Senior Notes to repay our term loan indebtedness described further below.
We may redeem some or all of the 2024 Senior Notes and 2028 Senior Notes (collectively, the “Senior Notes”) at specified redemption prices.
In October 2014, we entered into a credit agreement (as amended, the “Credit Agreement”) with a group of banks. The Credit Agreement initially provided for a $500 million five-year revolving credit facility (the “Revolving Credit Facility”). Subject to certain conditions, the aggregate commitments under the Revolving Credit Facility may be increased by up to $300 million at any time upon agreement between us and existing or additional lenders. Borrowings under the Revolving Credit Facility may be used for general corporate purposes. The Credit Agreement also provided for a $300 million term loan, which we repaid in full in February 2018, using net proceeds from the issuance of our 2028 Senior Notes referred to above, and cash on hand.
In February 2018, we entered into Agreement and Amendment No. 4 to the Credit Agreement (“Amendment No. 4”). Amendment No. 4 amended the Credit Agreement to, among other things, extend the maturity of the Revolving Credit Facility to January 25, 2023 with the extending lenders, which represent 90% of the existing commitments of the lenders, such that the total commitments for the Revolving Credit Facility will be $500 million until October 25, 2021, and thereafter $450 million until January 25, 2023.
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
The Credit Agreement contains various covenants that we believe are customary for agreements of this nature, including, but not limited to, restrictions on our ability and the ability of each of our subsidiaries to incur debt, grant liens, make certain investments, make distributions, merge or consolidate, sell assets and enter into certain restrictive agreements. We are also subject to a maximum adjusted total Capitalization Ratio (as defined in the Credit Agreement) of 55%. The Credit Agreement includes customary events of default and associated remedies. As of December 31, 2020, we were in compliance with all the covenants set forth in the Credit Agreement.
We had two interest rate swaps in place relating to a total of $200 million of the 2024 Senior Notes for the period to November 2024. The agreements swapped the fixed interest rate of 4.65% on $100 million of the 2024 Senior Notes to the floating rate of one-month LIBOR plus 2.426% and on another $100 million to one-month LIBOR plus 2.823%. In March 2020, we settled both interest rate swaps with the counterparty for cash proceeds of $13 million. The settlement resulted in a $13 million adjustment to increase our long-term debt balance that will be amortized to interest expense prospectively through the maturity date for the 2024 Senior Notes using the effective interest method. As a result, we amortized $2.0 million to interest expense for the year ended December 31, 2020. See Note 9—”Debt” in the Notes to Consolidated Financial Statements included in this report for a description of these interest rate swaps.
We incurred $6.9 million and $4.2 million of issuance costs related to the 2024 Senior Notes and the 2028 Senior Notes, respectively, and $3.0 million of new loan costs, including costs of the amendments prior to Amendment No. 4, related to the Credit Agreement. These costs, net of accumulated amortization, are included as a reduction of long-term debt in our Consolidated Balance Sheet, as they pertain to the Senior Notes, and in other noncurrent assets as they pertain to the Credit Agreement. We are amortizing these costs to interest expense through the respective maturity dates for the Senior Notes and to January 2023 for the Credit Agreement using the straight-line method, which approximates the effective interest rate method.
Our maximum outstanding indebtedness during 2020 under the Credit Agreement and the Senior Notes was $800 million, and our total interest costs, including commitment fees, were $44 million.
We have not guaranteed any debt not reflected on our Consolidated Balance Sheets as of December 31, 2020 and 2019, and we do not have any off-balance-sheet arrangements, as defined by SEC rules.
In December 2014, our Board of Directors approved a share repurchase program under which we may repurchase up to 10 million shares of our common stock on a discretionary basis. The program calls for the repurchases to be made in the open market, or in privately negotiated transactions from time to time, in compliance with applicable laws, rules and regulations, including Rule 10b-18 under the Securities Exchange Act of 1934, as amended, subject to market and business conditions, levels of available liquidity, cash requirements for other purposes, applicable legal requirements and other relevant factors. The timing and amount of any future repurchases will be determined by management based on its evaluation of these factors. The program does not obligate us to repurchase any particular number of shares. Under this program, in 2015, we repurchased 2.0 million shares of our common stock for $100 million. We have not repurchased any shares under the program since 2015. As of December 31, 2020, we retained 11.5 million of the shares we had repurchased through this and a prior repurchase program. We expect to hold the shares repurchased as treasury stock for future use. We account for the shares we hold in treasury under the cost method, at average cost.
Because of our significant foreign operations, we are exposed to currency fluctuations and exchange rate risks. We generally minimize these risks primarily through matching, to the extent possible, revenue and expense in the various currencies in which we operate. Cumulative translation adjustments as of December 31, 2020 relate primarily to our net investments in, including long-term loans to, our foreign subsidiaries. A stronger U.S. dollar against the U.K. pound sterling, Norwegian kroner and Brazilian real could result in lower operating income. See Item 7A—“Quantitative and Qualitative Disclosures About Market Risk.”
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
Revenue Recognition. Effective January 1, 2018, we adopted Accounting Standard Update (“ASU”) 2014-09, “Revenue from Contracts with Customers,” which implemented Accounting Standards Codification Topic 606 (“ASC 606”). We applied the modified retrospective method to those contracts that were not completed as of January 1, 2018, and utilized the practical expedient to reflect the effect on contract modifications in the aggregate. The adoption of this ASU resulted in an after-tax cumulative effect adjustment of $0.5 million recorded to retained earnings as of January 1, 2018. The comparative information with respect to prior periods has not been retrospectively restated and continues to be reported under the accounting standards in effect for those periods.
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
In our service-based business lines, which principally charge on a dayrate basis for services provided, there is no significant impact in the pattern of revenue and profit recognition as a result of implementation of ASC 606. In our product-based business lines, we have seen impacts on the pattern of our revenue and profit recognition in our contracts using the percentage-of-completion method, as a result of the requirement to exclude uninstalled materials and significant inefficiencies from the measure of progress. This occurs predominantly in our Manufactured Products segment.
We apply judgment in the determination and allocation of transaction price to performance obligations, and the subsequent recognition of revenue, based on the facts and circumstances of each contract. We routinely review estimates related to our contracts and, where required, reflect revisions to profitability in earnings immediately. If an element of variable consideration has the potential for a significant future reversal of revenue, we will constrain that variable consideration to a level intended to remove the potential future reversal. If a current estimate of total contract cost indicates an ultimate loss on a contract, we recognize the projected loss in full when we determine it. In prior years, we have recorded adjustments to earnings as a result of revisions to contract estimates; however, we did not have any material adjustments during the 12 months ended December 31, 2020 or 2019. There could be significant adjustments to overall contract costs in the future, due to changes in facts and circumstances.
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

In our evaluation of goodwill, we perform a qualitative or quantitative impairment test. Under the qualitative approach, if we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we are required to perform the quantitative analysis to determine the fair value for the reporting unit. Thereafter, we compare the fair value of the reporting unit with its carrying amount and recognize an impairment loss for the amount by which the carrying amount exceeds the fair value of the reporting unit. The loss recognized should not exceed the total amount of goodwill allocated to the reporting unit. We also consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill.
Our estimates of fair values for our reporting units require us to use significant unobservable inputs, classified as Level 3 fair value measurement, including assumptions related to future performance, risk-adjusted discount rates, future commodity prices and demand for our services and estimates of expected realizable values.
In the years ending December 31, 2020, 2019 and 2018, as a result of our goodwill impairment testing, we recognized aggregate losses of $344 million, $15 million and $76 million, respectively. See Note 5—“Impairments” and Note 11—“Operations by Business Segment and Geographic Area” in the Notes To Consolidated Financial Statements included in this report for further discussion of these impairments.
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
Our estimates of fair values for our asset groups require us to use significant unobservable inputs, classified as Level 3 fair value measurements, including assumptions related to future performance, risk-adjusted discount rates, future commodity prices and demand for our services and estimates of expected realizable value.
In the years ending December 31, 2020 and 2019, we recognized long-lived asset impairment losses of $70 million and $159 million, respectively. See Note 5—“Impairments” and Note 11—“Operations by Business Segment and Geographic Area” in the Notes To Consolidated Financial Statements included in this report for further discussion of these impairments.
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
For a summary of our major accounting policies and a discussion of recently adopted accounting standards, please see Note 1—“Summary of Major Accounting Policies” in the Notes to Consolidated Financial Statements included in this report.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements, as defined by SEC rules.
Contractual Obligations
As of December 31, 2020, we had payments due under contractual obligations as follows:

(dollars in thousands)	Payments due by period
	Total	2021	2022-2023	2024-2025	After 2025
Long-term Debt	$800,000	$—	$—	$500,000	$300,000
Operating Lease Liabilities	239,101	28,892	49,082	38,534	122,593
Purchase Obligations	165,682	161,374	2,932	838	538
Other Long-term Obligations reflected on our Balance Sheet under U.S. GAAP	38,884	81	195	247	38,361
TOTAL	$1,243,667	$190,347	$52,209	$539,619	$461,492
Pursuant to a service agreement we entered into with our Chairman of the Board of Directors, we are obligated to provide for medical coverage on an after-tax basis to him, his spouse and two adult children for their lives. Our total accrued liabilities, current and long-term, under this post-employment benefit were $1.8 million and $2.5 million as of December 31, 2020 and 2019, respectively.
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

Item 7A.Quantitative and Qualitative Disclosures About Market Risk.
We are currently exposed to certain market risks arising from transactions we have entered into in the normal course of business. These risks relate to interest rate changes and fluctuations in foreign exchange rates. Except for our exposure in Angola, we do not believe these risks are material. We have not entered into any market risk sensitive instruments for speculative or trading purposes. When we have a significant amount of borrowings, we typically manage our exposure to interest rate changes through the use of a combination of fixed- and floating-rate debt. See Note 9—“Debt” in the Notes to Consolidated Financial Statements included in this report for a description of our revolving credit facility and interest rates on our borrowings. We had two interest rate swaps in place relating to a total of $200 million of the 2024 Senior Notes. These agreements swapped the fixed interest rate of 4.650% on $100 million of the 2024 Senior Notes to the floating rate of one-month LIBOR plus 2.426% and on another $100 million to one-month LIBOR plus 2.823%. In March 2020, we terminated these interest rate swaps. See Note 9—“Debt” in the Notes to Consolidated Financial Statements included in this report for more information regarding these interest rate swaps. We believe significant interest rate changes would not have a material near-term impact on our future earnings or cash flows.
Because we operate in various regions in the world, we conduct a portion of our business in currencies other than the U.S. dollar. The functional currency for most of our international operations is the applicable local currency. A stronger U.S. dollar against the U.K. pound sterling, the Norwegian kroner and the Brazilian real could result in lower operating income. We manage our exposure to changes in foreign exchange rates principally through arranging compensation in U.S. dollars or freely convertible currency and, to the extent possible, by limiting compensation received in other currencies to amounts necessary to meet obligations denominated in those currencies. We use the exchange rates in effect as of the balance sheet date to translate assets and liabilities when the functional currency is the local currency, resulting in translation adjustments that we reflect as accumulated other comprehensive income or loss in the equity section of our Consolidated Balance Sheets. We recorded net adjustments to our equity accounts of $(25) million, $5.3 million and $(47) million in 2020, 2019 and 2018, respectively. Negative adjustments reflect the net impact of the strengthening of the U.S. dollar against various foreign currencies for locations where the functional currency is not the U.S. dollar. Conversely, positive adjustments reflect the effect of a weakening U.S. dollar.
We recorded foreign currency transaction gains (losses) of $(14) million, $(6.3) million and $(18) million for 2020, 2019 and 2018, respectively. We recorded foreign currency transaction losses related to the Angolan kwanza and Brazilian real as a component of other income (expense), net in our Consolidated Statements of Operations in those respective periods. Foreign currency gains (losses) related to the Brazilian real of $(7.3) million, $(0.7) million and $0.6 million in 2020, 2019 and 2018, respectively, were primarily due to the remeasurement of our U.S. dollar denominated liability balances to the Brazilian real. Foreign currency transaction gains (losses) related to the Angolan kwanza of $(2.8) million, $(4.8) million and $(19) million in 2020, 2019 and 2018, respectively, were primarily due to the remeasurement of our Angolan kwanza cash balances to U.S. dollars. Angola devalued its currency by 36%, 55% and 46% in 2020, 2019 and 2018, respectively. Any conversion of cash balances from kwanza to U.S. dollars is controlled by the central bank in Angola. During 2020 and 2019, we were able to repatriate $11 million and $5.5 million, respectively, of cash from Angola.
As of December 31, 2020 and December 31, 2019, we had the equivalent of approximately $4.7 million and $6.2 million, respectively, of kwanza cash balances in Angola, reflected on our Consolidated Balance Sheets.
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
We estimated the fair market value of the Angolan bonds to be $10 million as of December 31, 2020 and 2019 using quoted market prices. Since the market for the Angolan bonds is not an active market, the fair value of the Angolan bonds is classified within Level 2 in the fair value hierarchy under U.S. GAAP.

Item 8.Financial Statements and Supplementary Data.
In this report, our consolidated financial statements and supplementary data appear following the signature page to this report and are incorporated into this item by reference.
Item 9.Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A.    Controls and Procedures.
Disclosure Controls and Procedures
In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2020 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.
Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Under the supervision and with the participation of our management, including our principal executive, financial and accounting officers, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). This evaluation included a review of the documentation surrounding our financial reporting controls, an evaluation of the design effectiveness of these controls, testing of the operating effectiveness of these controls and an evaluation of our overall control environment. Based on that evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2020.
Ernst & Young LLP, the independent registered public accounting firm that audited our financial statements, has audited our internal control over financial reporting, as stated in their report that follows.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Oceaneering International, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Oceaneering International, Inc. and subsidiaries internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Oceaneering International, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, and the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and our report dated February 26, 2021, expressed an unqualified opinion thereon.
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
Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion..
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

/s/ Ernst & Young LLP

Houston, Texas
February 26, 2021

Item 9B.    Other Information.
None.
Part III

Item 10.Directors, Executive Officers and Corporate Governance.
The information with respect to the directors and nominees for election to our Board of Directors is incorporated by reference from the section “Election of Directors” in our definitive proxy statement to be filed within 120 days of December 31, 2020, relating to our 2021 Annual Meeting of Shareholders.
Information concerning our Audit Committee and the audit committee financial experts is incorporated by reference from the sections entitled “Corporate Governance” and “Committees of the Board – Audit Committee” in the proxy statement referred to in this Item 10. Information concerning our Code of Ethics is incorporated by reference from the section entitled “Code of Ethics” for the Chief Executive Officer and Senior Financial Officers in the proxy statement previously referred to in this Item 10.
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
Item 11.Executive Compensation.
The information required by Item 11 is incorporated by reference from the sections entitled “Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” “Report of the Compensation Committee,” “Compensation of Executive Officers,” and “Compensation of Nonemployee Directors” in the proxy statement referred to in Item 10 above.
Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by Item 12 is incorporated by reference from (1) the Equity Compensation Plan Information table appearing in Item 5 – “Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” in Part II of this report and (2) the section “Security Ownership of Management and Certain Beneficial Owners” in the proxy statement referred to in Item 10 above.
Item 13.Certain Relationships and Related Transactions, and Director Independence.
The information required by Item 13 is incorporated by reference from the sections entitled “Corporate Governance” and “Certain Relationships and Related Transactions” in the proxy statement referred to in Item 10 above.
Item 14.Principal Accounting Fees and Services.
The information required by Item 14 is incorporated by reference from the section entitled “Ratification of Appointment of Independent Auditors – Fees Incurred for Audit and Other Services provided by Ernst & Young LLP” in the proxy statement referred to in Item 10 above.

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
*	10.01	+	Amended and Restated Service Agreement dated as of December 21, 2006 between Oceaneering and John R. Huff	1-10945	8-K	Dec. 2006	10.1
*	10.02	+	Modification to Service Agreement dated as of December 21, 2006 between Oceaneering and John R. Huff	1-10945	8-K	Dec. 2008	10.9
*	10.03	+	Trust Agreement dated as of May 12, 2006 between Oceaneering and United Trust Company, National Association (the “Huff Trust Agreement”)	1-10945	8-K	May 2006	10.2
*	10.04	+	First Amendment to Huff Trust Agreement dated as of May 12, 2006 between Oceaneering International, Inc. and Bank of America National Association, as successor trustee	1-10945	8-K	Dec. 2008	10.10
*	10.05	+	Second Amendment to Huff Trust Agreement dated as of May 12, 2006 between Oceaneering International, Inc. and Evercore Trust Company, National Association, as successor trustee	1-10945	10-K	Dec. 2018	10.33
*	10.06	+	Third Amendment to Huff Trust Agreement dated as of May 12, 2006 between Oceaneering International, Inc. and Newport Trust Company, as successor trustee	1-10945	10-K	Dec. 2018	10.34
*	10.07	+	Oceaneering International, Inc. Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2009	1-10945	8-K	Dec. 2008	10.5
*	10.08	+	Amended and Restated Oceaneering International, Inc. Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2000 (for Internal Revenue Code Section 409A-grandfathered benefits)	1-10945	8-K	Dec. 2008	10.6
*	10.09	+	Form of Change-of-Control Agreement and Annex for Roderick A. Larson	1-10945	8-K	Aug. 2015	10.3
*	10.10	+	Form of Change-of-Control Agreement	1-10945	8-K	May 2011	10.5
*	10.11	+	Form of Indemnification Agreement	1-10945	8-K	May 2011	10.4
*	10.12	+	Second Amended and Restated 2010 Incentive Plan	1-10945	DEF 14A	Mar. 2017	Appendix A
*	10.13	+	Form of 2018 Performance Unit Agreement, including 2018 Performance Award: Goals and Measures	1-10945	8-K	Mar. 2018	10.1
*	10.14	+	Form of 2018 Restricted Stock Unit Agreement	1-10945	8-K	Mar. 2018	10.2
*	10.15	+	Form of 2019 Performance Unit Agreement, including 2019 Performance Award: Goals and Measures	1-10945	8-K	Mar. 2019	10.1

*	10.16	+	Form of 2019 Restricted Stock Unit Agreement	1-10945	8-K	Mar. 2019	10.2
*	10.17	+	Oceaneering International, Inc. Retirement Investment Plan, amended and restated with effective January 1, 2019	1-10945	10-K	Dec. 2018	10.31
	10.18	+	Amendment No. 1 to Amended and Restated Oceaneering International, Inc. Retirement Investment Plan
	10.19	+	Amendment No. 2 to Amended and Restated Oceaneering International, Inc. Retirement Investment Plan
*	10.20	+	Oceaneering Retirement Investment Plan Trust Agreement with Fidelity Management Trust Company effective January 1, 2019	1-10945	10-K	Dec. 2018	10.35
*	10.21	+	Change of Control Plan and Form of Participation Agreement	1-10945	10-K	Dec. 2018	10.32
*	10.22	+	Form of 2020 Performance Unit Agreement	1-10945	8-K	Feb. 2020	10.1
*	10.23	+	Form of 2020 Restricted Stock Unit Agreement	1-10945	8-K	Feb. 2020	10.2
*	10.24	+	Form of 2020 Nonemployee Director Restricted Stock Agreement	1-10945	8-K	Feb. 2020	10.3
*	10.25	+	2020 Annual Cash Bonus Award Program Summary	1-10945	8-K	Feb. 2020	10.4
*	10.26	+	Employment Agreement for Mr. Davison	1-10945	10-Q	Jun. 2019	10.1
*	10.27	+	2019 Performance Unit Agreement for Mr. Davison	1-10945	10-Q	Jun. 2019	10.2
*	10.28	+	2019 Restricted Stock Unit Agreement for Mr. Davison	1-10945	10-Q	Jun. 2019	10.3
*	10.29	+	Special Restricted Stock Unit Agreement for Mr. Davison	1-10945	10-Q	Jun. 2019	10.4
*	10.30	+	Retention and Severance Payments Agreement for Mr. Davison	1-10945	10-Q	Jun. 2019	10.5
*	10.31	+	2020 Incentive Plan	333-238325	S-8	May 2020	4.06
	21.01		Subsidiaries of Oceaneering
	23.01		Consent of Independent Registered Public Accounting Firm
	31.01		Rule 13a – 14(a)/15d – 14(a) certification of principal executive officer
	31.02		Rule 13a – 14(a)/15d – 14(a) certification of principal financial officer
	32.01		Section 1350 certification of principal executive officer
	32.02		Section 1350 certification of principal financial officer
	101.INS		Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
	101.SCH		Inline XBRL Taxonomy Extension Schema Document
	101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document
	101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document
	101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document
	101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document
	104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

	*		Exhibit previously filed with the Securities and Exchange Commission, as indicated, and incorporated herein by reference.
	+		Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OCEANEERING INTERNATIONAL, INC.

Date:	February 26, 2021	By:	/S/ RODERICK A.LARSON
Roderick A. Larson
President and Chief Executive Officer and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/S/ RODERICK A. LARSON	President and Chief Executive Officer and Director	February 26, 2021
Roderick A. Larson	(Principal Executive Officer)

/S/ ALAN R. CURTIS	Senior Vice President and Chief Financial Officer	February 26, 2021
Alan R. Curtis	(Principal Financial Officer)

/S/ WITLAND J. LEBLANC, JR.	Vice President and Chief Accounting Officer	February 26, 2021
Witland J. LeBlanc, Jr.	(Principal Accounting Officer)

/S/ JOHN R. HUFF	Chairman of the Board	February 26, 2021
John R. Huff

/S/ KAREN H. BEACHY	Director	February 26, 2021
Karen H. Beachy

/S/ WILLIAM B. BERRY	Director	February 26, 2021
William B. Berry

/S/ T. JAY COLLINS	Director	February 26, 2021
T. Jay Collins

/S/ DEANNA L. GOODWIN	Director	February 26, 2021
Deanna L. Goodwin

/S/ M. KEVIN MCEVOY	Director	February 26, 2021
M. Kevin McEvoy

/S/ PAUL B. MURPHY, JR.	Director	February 26, 2021
Paul B. Murphy, Jr.

/S/ KAVITHA VELUSAMY	Director	February 26, 2021
Kavitha Velusamy

/S/ JON ERIK REINHARDSEN	Director	February 26, 2021
Jon Erik Reinhardsen

/S/ STEVEN A. WEBSTER	Director	February 26, 2021
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
Impairments
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Oceaneering International, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Oceaneering International, Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2021, expressed an unqualified opinion thereon.
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

Valuation of long-lived assets

Description of the Matter
As discussed in Note 1 and 5 to the consolidated financial statements, due to the adverse effects of the COVID-19 pandemic and increase in the supply of crude oil in 2020, the Company identified impairment indicators, determined that certain assets were not recoverable and were impaired. To determine the fair value of these assets, the Company utilized a combination of market and cost valuation methods. As a result, the Company recognized a $69 million impairment loss, which is the amount by which the carrying value exceeded the estimated fair value of these assets.
Auditing the Company's impairment measurement involved significant judgment to assess the appropriateness of the valuation method or methods and a high degree of subjectivity as estimates underlying the determination of fair value were based in part on assumptions of economic obsolescence and future performance.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s long-lived impairment review process, including controls over management’s review of the significant judgments and assumptions described above.
To test the estimated fair value of the Company’s asset groups, we performed audit procedures that included, among others, assessing the appropriateness of the valuation methodologies utilized and testing the key assumptions discussed above and the underlying data used by the Company in its analysis. We involved a valuation specialist to assist in our evaluation of the Company's model, valuation methodology, significant assumptions and perform corroborative calculations. We compared the significant assumptions used by management to current industry and economic trends, historical results, and other relevant factors. We reviewed for contrary evidence related to the determination of the fair value of the asset groups, including reviewing relevant market data, historical cost data, and internal Company forecasts.

Revenues recognized over-time utilizing cost to cost inputs

Description of the Matter
For the year ended December 31, 2020, the Company recognized 24% of its revenues utilizing the cost-to-cost input method. As discussed in Note 1 of the financial statements, the Company generally recognizes estimated contract revenue based on costs incurred to date as a percentage of total estimated costs.
Auditing management’s calculation of revenues recognized under the cost to cost method was complex and subjective due to the significant estimation required in determining the estimated costs remaining on the project. In particular, the estimates of remaining costs associated with materials and labor are sensitive and may be impacted by factors outside of the Company’s control.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s process for revenues utilizing the cost to cost input method, including management’s review of the estimated costs to complete and associated revenues.
To test the estimated costs to complete, we performed audit procedures that included, among others, assessing the appropriate application of the revenue recognition method utilized, and testing the significant assumptions discussed above and the underlying data used by the Company in its estimation process. We compared the significant assumptions used by management to external and internal information, such as vendor quotes and invoices, manufacturing schedules, purchase orders, engineering design requirements, manufacturing bills of lading, and other similar support. Additionally, we assessed the historical accuracy of management’s estimates through a lookback analysis of prior estimates of costs to complete compared to actual results.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2002.

Houston, Texas
February 26, 2021

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except share data)	2020	2019
ASSETS
Current Assets:
Cash and cash equivalents	$452,016	$373,655
Accounts receivable, net of allowances for doubtful accounts of $4,466 and $7,499	296,214	421,360
Contract assets	221,997	221,288
Inventory, net	141,241	174,744
Other current assets	58,795	53,389
Total Current Assets	1,170,263	1,244,436
Property and equipment, at cost	2,456,602	2,622,185
Less accumulated depreciation	1,865,495	1,845,653
Net property and equipment	591,107	776,532
Other Assets:
Goodwill	35,016	405,079
Other noncurrent assets	108,250	151,378
Right-of-use operating lease assets	141,206	163,238
Total other assets	284,472	719,695
Total Assets	$2,045,842	$2,740,663
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$94,207	$145,933
Accrued liabilities	292,863	337,681
Contract liabilities	50,046	117,342
Total current liabilities	437,116	600,956
Long-term debt	805,251	796,516
Long-term operating lease liabilities	156,074	160,988
Other long-term liabilities	89,244	106,794
Commitments and contingencies
Equity:
Common Stock, par value $0.25 per share; 360,000,000 shares authorized; 110,834,088 shares issued	27,709	27,709
Additional paid-in capital	192,492	207,130
Treasury stock; 11,525,725 and 11,903,252 shares, at cost	(660,021)	(681,640)
Retained earnings	1,351,220	1,850,244
Accumulated other comprehensive loss	(359,306)	(334,097)
Oceaneering shareholders' equity	552,094	1,069,346
Noncontrolling interest	6,063	6,063
Total equity	558,157	1,075,409
Total Liabilities and Equity	$2,045,842	$2,740,663

The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in thousands, except per share data)	2020	2019	2018
Revenue	$1,827,889	$2,048,124	$1,909,482
Cost of services and products	1,663,948	1,949,880	1,780,256
Gross margin	163,941	98,244	129,226
Selling, general and administrative expense	195,695	214,891	198,259
Long-lived assets impairments	70,445	159,353	—
Goodwill impairment	343,880	14,713	76,449
Income (loss) from operations	(446,079)	(290,713)	(145,482)
Interest income	3,083	7,893	9,962
Interest expense, net of amounts capitalized	(43,900)	(42,711)	(37,742)
Equity earnings (losses) of unconsolidated affiliates	2,268	1,331	(3,783)
Other income (expense), net	(14,269)	(6,621)	(8,788)
Income (loss) before income taxes	(498,897)	(330,821)	(185,833)
Provision (benefit) for income taxes	(2,146)	17,623	26,494
Net Income (Loss)	$(496,751)	$(348,444)	$(212,327)

Weighted average shares outstanding
Basic	99,233	98,876	98,496
Diluted	99,233	98,876	98,496
Earnings (loss) per share
Basic	$(5.01)	$(3.52)	$(2.16)
Diluted	$(5.01)	$(3.52)	$(2.16)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
(in thousands)	2020	2019	2018
Net income (loss)	$(496,751)	$(348,444)	$(212,327)
Other comprehensive income (loss), net of tax:
Foreign currency translation	(25,209)	5,280	(47,026)
Pension-related adjustments	—	—	(215)
Total other comprehensive income (loss)	(25,209)	5,280	(47,241)
Comprehensive income (loss)	$(521,960)	$(343,164)	$(259,568)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2020	2019	2018
Cash Flows from Operating Activities:
Net income (loss)	$(496,751)	$(348,444)	$(212,327)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including goodwill impairment	528,895	263,427	293,590
Loss on impairment of long-lived assets	70,445	159,353	—
Deferred income tax provision (benefit)	(4,158)	(12,268)	11,912
Inventory write-downs	7,038	21,285	—
Net loss (gain) on sales of property and equipment and cost method investment	1,521	(7,664)	(8,215)
Noncash compensation	8,681	11,432	11,620
Noncash impact of lease accounting	(4,035)	3,651	—
Excluding the effects of acquisitions, increase (decrease) in cash from:
Accounts receivable and contract assets	125,541	(17,561)	(86,724)
Inventory	26,466	(11,777)	(12,485)
Proceeds from interest rate swaps	12,840	—	—
Other operating assets	3,638	16,246	13,587
Currency translation effect on working capital, excluding cash	8,927	5,533	(4,369)
Current liabilities	(138,932)	76,552	25,968
Other operating liabilities	(13,469)	(2,196)	4,010
Total adjustments to net income (loss)	633,398	506,013	248,894
Net Cash Provided by Operating Activities	136,647	157,569	36,567
Cash Flows from Investing Activities:
Purchases of property and equipment	(60,687)	(147,684)	(109,467)
Business acquisitions, net of cash acquired	—	—	(68,571)
Proceeds from redemption of investments	—	—	69,789
Purchase of Angolan bonds	—	—	(10,236)
Distributions of capital from unconsolidated affiliates	6,207	3,388	2,372
Dispositions of property and equipment	1,890	9,509	17,239
Other investing activities	—	—	32
Net Cash Used in Investing Activities	(52,590)	(134,787)	(98,842)
Cash Flows from Financing Activities:
Net proceeds from issuance of 6.000% Senior Notes, net of issuance costs	—	—	295,816
Repayment of term loan facility	—	—	(300,000)
Other financing activities	(1,699)	(2,299)	(1,444)
Net Cash Used in Financing Activities	(1,699)	(2,299)	(5,628)
Effect of exchange rates on cash	(3,997)	(1,087)	(8,154)
Net Increase (Decrease) in Cash and Cash Equivalents	78,361	19,396	(76,057)
Cash and Cash Equivalents—Beginning of Period	373,655	354,259	430,316
Cash and Cash Equivalents—End of Period	$452,016	$373,655	$354,259

The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

					Accumulated Other Comprehensive Income (Loss)
	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Currency Translation Adjustments	Pension	Oceaneering Shareholders' Equity	Noncontrolling Interest	Total Equity
(in thousands)
Balance, December 31, 2017	$27,709	$225,125	$(718,946)	$2,417,412	$(292,351)	$215	$1,659,164	$5,354	$1,664,518
Cumulative effect of ASC 606 adoption	—	—	—	(537)	—	—	(537)		(537)
Net income (loss)	—	—	—	(212,327)	—	—	(212,327)	—	(212,327)
Other comprehensive income (loss)	—	—	—	—	(47,026)	(215)	(47,241)	—	(47,241)
Restricted stock unit activity	—	(753)	10,929	—	—	—	10,176	—	10,176
Restricted stock activity	—	(3,951)	3,951	—	—	—	—	—	—
Noncontrolling interest acquired	—	—	—	—	—	—	—	709	709
Balance, December 31, 2018	27,709	220,421	(704,066)	2,204,548	(339,377)	—	1,409,235	6,063	1,415,298
Cumulative effect of ASC 842 adoption	—	—	—	(5,860)	—	—	(5,860)	—	(5,860)
Net income (loss)	—	—	—	(348,444)	—	—	(348,444)	—	(348,444)
Other comprehensive income (loss)	—	—	—	—	5,280	—	5,280	—	5,280
Restricted stock unit activity	—	(8,148)	17,283	—	—	—	9,135	—	9,135
Restricted stock activity	—	(5,143)	5,143	—	—	—	—	—	—
Noncontrolling interest	—	—	—	—	—	—	—	—	—
Balance, December 31, 2019	27,709	207,130	(681,640)	1,850,244	(334,097)	—	1,069,346	6,063	1,075,409
Cumulative effect of ASC 326 adoption	—	—	—	(2,273)	—	—	(2,273)	—	(2,273)
Net income (loss)	—	—	—	(496,751)	—	—	(496,751)	—	(496,751)
Other comprehensive income (loss)	—	—	—	—	(25,209)	—	(25,209)	—	(25,209)
Restricted stock unit activity	—	(8,646)	15,627	—	—	—	6,981	—	6,981
Restricted stock activity	—	(5,992)	5,992	—	—	—	—	—	—
Noncontrolling interest	—	—	—	—	—	—	—	—	—
Balance, December 31, 2020	$27,709	$192,492	$(660,021)	$1,351,220	$(359,306)	$—	$552,094	$6,063	$558,157

The accompanying Notes are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.SUMMARY OF MAJOR ACCOUNTING POLICIES
Principles of Consolidation. The consolidated financial statements include the accounts of Oceaneering International, Inc. (“Oceaneering,” “we” or “us”) and our 50% or more owned and controlled subsidiaries. We also consolidate entities that are determined to be variable interest entities if we determine that we are the primary beneficiary; otherwise, we account for those entities using the equity method of accounting. We use the equity method to account for our investments in unconsolidated affiliated companies of which we own an equity interest of between 20% and 50% and as to which we have significant influence, but not control, over operations. We use the cost method for all other long-term investments. Investments in entities that we do not consolidate are reflected on our balance sheet in other non-current assets. All significant intercompany accounts and transactions have been eliminated.
Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires that our management make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates.
Recasting of Certain Prior Period Information. In the third quarter of 2020, we changed our organizational structure as part of the transformation to realign our businesses to achieve greater cost efficiencies and to bring together business units that frequently work together and promote increased synergies in bidding, project management and the use of offshore technicians. As a result, information that our chief operating decision maker regularly reviews changed. Therefore, for the year ended December 31, 2020, we are reporting our financial results consistent with our newly realigned operating segments and have recast certain prior period amounts to conform to the way we now manage our businesses and monitor segment performance as described in Note 3–“Revenue” and Note 11–“Operations by Business Segment and Geographic Area.” We also changed our reporting units to realign with the changes in our operating segments and reassessed impairments for long-lived assets and goodwill as described in Note 5–“Impairments.”
Reclassifications. Certain amounts from prior periods have been reclassified to conform with the current year presentation.
Cash and Cash Equivalents. Cash and cash equivalents include demand deposits and highly liquid investments with original maturities of three months or less from the date of investment.
Allowance for Credit Loss—Financial Assets Measured at Amortized Costs. On January 1, 2020, we adopted Accounting Standard Update (“ASU”) No. 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” as amended (“ASC 326”), which introduces a new credit reserving methodology known as the Current Expected Credit Loss (“CECL”) model. The CECL model applies to financial assets measured at amortized costs, including accounts receivable, contract assets and held-to-maturity loan receivables. Under the CECL model, we identify allowances for credit loss based on future expected lossaes when accounts receivable, contract assets or held-to-maturity loan receivables are created rather than when losses are probable.
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
We are monitoring the impacts from the coronavirus (“COVID-19”) outbreak and volatility in the oil and natural gas markets on our customers and various counterparties. We have considered the current and expected economic and market conditions, as a result of COVID-19, in determining credit loss expense for the year ended December 31, 2020.
As a result of the adoption of ASC 326, we recorded a cumulative-effect adjustment of $2.3 million as of January 1, 2020, which decreased retained earnings and increased the allowance for credit losses. We adopted ASC 326 using the modified retrospective method. Prior periods were not restated. We had an allowance for doubtful accounts of $7.5 million as of December 31, 2019, which we determined using the specific identification method, in accordance with previously applicable U.S. GAAP. As of December 31, 2020, our allowance for credit losses was $3.9 million for accounts receivable and $0.6 million for other receivables.
Financial assets are written off when deemed uncollectible and there is no reasonable expectation of recovering the contractual cash flows. During the year ended December 31, 2020, we wrote off accounts receivable of $11 million of which approximately 50% previously had been reserved.
We have elected to apply the practical expedient available under ASC 326 to exclude the accrued interest receivable balance that is included in our held-to-maturity loans receivable. The amount excluded as of December 31, 2020 was $1.5 million.
Accounts receivable are considered to be past-due after the end of the contractual terms agreed to with the customer. There were no material past-due amounts that we consider uncollectible for our financial assets as of December 31, 2020. We generally do not require collateral from our customers.
See Note 2—“Accounting Standards Update” for more information on our adoption of our adoption of ASC 326.
Inventory. Inventory is valued at the lower of cost or net realizable value. We determine cost using the weighted-average method. We periodically review the value of items in inventory and record write-downs or write-offs of inventory based on our assessment of market conditions. Write-downs and write-offs are charged to cost of services and products. In the years ended December 31, 2020 and 2019, we recorded inventory write-offs of $7.0 million and $21 million, respectively.
Property and Equipment, Long-Lived Intangible Assets and Right-of-Use Operating Lease Assets. We provide for depreciation of property and equipment on the straight-line method over estimated useful lives of eight years for Remotely Operated Vehicles (“ROVs”), three to 25 years for marine services equipment (such as vessels and diving equipment) and three to 25 years for buildings, improvements and other equipment.
Long-lived intangible assets, primarily acquired in connection with business combinations, include trade names, intellectual property and customer relationships and are being amortized with a weighted average remaining life of approximately 3 years.
For information regarding right-of-use operating lease assets, see “Leases” below.
We charge the costs of repair and maintenance of property and equipment to operations as incurred, while we capitalize the costs of improvements that extend asset lives or functionality.
We capitalize interest on assets where the construction period is anticipated to be more than three months. We did not capitalize interest in 2020 as compared to $3.4 million and $7.3 million of interest in 2019 and 2018, respectively. We do not allocate general administrative costs to capital projects. Upon the disposition of property and equipment, the related cost and accumulated depreciation accounts are relieved and any resulting gain or loss is included as an adjustment to cost of services and products.
Our management periodically, and upon the occurrence of a triggering event, reviews the realizability of our property and equipment, long-lived intangible assets and right-of-use operating lease assets to determine whether any events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable. For long-lived assets to be held and used, we base our evaluation on impairment indicators such as the nature of the assets, the future economic benefits of the assets, any historical or future profitability measurements and other external market conditions or factors that may be present. If such impairment indicators are present or other factors exist that indicate that the carrying amount of an asset may not be recoverable, we determine whether an impairment has occurred through the use of an undiscounted cash flows analysis of the asset at the lowest level for which identifiable cash flows exist. If an impairment has occurred, we recognize a loss for the difference between the carrying amount and the fair value of the asset. For additional information regarding write-downs and write-offs of property and equipment, long-lived intangible assets and right-of-use operating lease assets in the years ended

December 31, 2020, 2019 and 2018 see Note 5—“Impairments” and Note 11—“Operations by Business Segment and Geographic Area.”
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
In our annual evaluation of goodwill, we perform a qualitative or quantitative impairment test. Under the qualitative approach, if we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we are required to perform the quantitative analysis to determine the fair value for the reporting unit. We then compare the fair value of the reporting unit with its carrying amount and recognize an impairment loss for the amount by which the carrying amount exceeds the fair value of the reporting unit. The loss recognized should not exceed the total amount of goodwill allocated to the reporting unit. We also consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. For additional information regarding impairments of goodwill in the years ended December 31, 2020, 2019 and 2018, see Note 5—“Impairments” and Note 11—“Operations by Business Segment and Geographic Area.”
Business Acquisitions. We account for business combinations using the acquisition method of accounting, with acquisition prices being allocated to the assets acquired and liabilities assumed based on their fair values as of the respective dates of acquisition.
In March 2018, we acquired Ecosse Subsea Limited (“Ecosse”) for $68 million in cash. Headquartered in Aberdeen, Scotland, Ecosse builds and operates tools for seabed preparation, route clearance and trenching for the installation of submarine cables and pipelines. These services are offered on an integrated basis that includes vessels, ROV's and survey services. We have accounted for this acquisition by allocating the purchase price to the assets acquired and liabilities assumed based on their estimated fair values as of the date of acquisition. We have included Ecosse’s operations in our consolidated financial statements starting from the date of closing, and its operating results are reflected in our Offshore Projects Group (“OPG”) segment.
Dispositions. In September 2018, we consummated the sale of our cost method investment in ASV Global, LLC for $15 million. The sale resulted in a pre-tax gain of $9.3 million, which is reflected in other income (expense), net in our Consolidated Statement of Operations for the year ended December 31, 2018.
Revenue Recognition. Effective January 1, 2018, we adopted ASU 2014-09, “Revenue from Contracts with Customers,” which implemented Accounting Standards Codification Topic 606 (“ASC 606”). We applied the modified retrospective method to those contracts that were not completed as of January 1, 2018, and utilized the practical expedient to reflect the effect on contract modifications in the aggregate. The adoption of this ASU resulted in an after-tax cumulative effect adjustment of $0.5 million recorded to retained earnings as of January 1, 2018.
All of our revenue is realized through contracts with customers. We recognize our revenue according to the contract type. On a daily basis, we recognize service revenue over time for contracts that provide for specific time, material and equipment charges, which we bill periodically, ranging from weekly to monthly. We use the input method to faithfully depict revenue recognition, because each day of service provided represents value to the customer. The performance obligations in these contracts are satisfied, and revenue is recognized, as the work is performed. When appropriate, we apply the practical expedient to recognize revenue for the amount invoiced when the invoice corresponds directly to the value of our performance to date.
We account for significant fixed-price contracts, mainly relating to our Manufactured Products segment, and to a lesser extent in our OPG and Aerospace and Defense Technologies (“ADTech”) segments, by recognizing revenue over time using an input, cost-to-cost measurement percentage-of-completion method. In 2020 and 2019, we accounted for 24% and 21%, respectively, of our revenue using the input, cost-to-cost measurement percentage-of-completion method. We use the input cost-to-cost method to faithfully depict revenue recognition. This commonly used method allows appropriate calculation of progress on our contracts. A performance obligation is satisfied as we create a product on behalf of the customer over the life of the contract. The remainder of our revenue is recognized at the point in time when control transfers to the customer, thus satisfying the performance obligation.

We have elected to recognize the cost for freight and shipping as an expense when incurred. Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, and that are collected by us from customers, are excluded from revenue.
In our service-based business lines, which principally charge on a dayrate basis for services provided, there is no significant impact in the pattern of revenue and profit recognition as a result of implementation of ASC 606. In our product-based business lines, predominantly in our Manufactured Products segment, we have seen impacts on the pattern of our revenue and profit recognition in our contracts using the percentage-of-completion method, as a result of the requirement to exclude uninstalled materials and significant inefficiencies from the measure of progress.
We apply judgment in the determination and allocation of transaction price to performance obligations, and the subsequent recognition of revenue, based on the facts and circumstances of each contract. We routinely review estimates related to our contracts and, where required, reflect revisions to profitability in earnings immediately. If an element of variable consideration has the potential for a significant future reversal of revenue, we will constrain that variable consideration to a level intended to remove the potential future reversal. If a current estimate of total contract cost indicates an ultimate loss on a contract, we recognize the projected loss in full when we determine it. In prior years, we have recorded adjustments to earnings as a result of revisions to contract estimates; however, we did not have any material adjustments during the years ended December 31, 2020, 2019 and 2018. However, there could be significant adjustments to overall contract costs in the future, due to changes in facts and circumstances.
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
See Note 3—“Revenue” for more information on our revenue from contracts with customers.
Leases. Effective as of January 1, 2019, we adopted ASU 2016-02, “Leases (Topic 842”) (“ASC 842”), which requires lessees to recognize right-of-use assets (“ROU assets”) and lease liabilities for virtually all leases and updates previous accounting standards for lessors to align certain requirements of the new leases standard and the revenue recognition accounting standard. We elected to apply the transition method that allowed us to apply this update at the adoption date and adopted the practical expedients that permitted us to retain the identification and classification of leases made under the previously applicable accounting standards. The adoption of this ASU as of January 1, 2019 resulted in a cumulative effect adjustment of $5.9 million recorded to retained earnings, with corresponding adjustments to increase ROU assets and lease liabilities by $185 million and $191 million, respectively. The adoption of this ASU did not materially affect our net earnings and had no impact on cash flows. Comparative information with respect to prior periods has not been retrospectively restated and continues to be reported under the accounting standards in effect for those periods.
We determine whether a contract is or contains a lease at inception, whether as a lessee or a lessor. We take into consideration the elements of an identified asset, right to control and the receipt of economic benefit in making those determinations.
As a lessor, we lease certain types of equipment along with the provision of services and utilize the expedient allowing us to combine the lease and non-lease components into a combined component that is accounted for (1) under ASC 842, when the lease component is predominant, and (2) under the accounting standard “Revenue from Contracts with Customers” (“ASC 606”), when the service component is predominant. In general, when we have a service component, it is typically the predominant element and leads to accounting under ASC 606.
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
See Note 4—“Leases” for more information on our operating leases and Note 5—“Impairments” for more information on determination of impairment indicators for our right-of-use assets.
Stock-Based Compensation. We recognize all share-based payments to directors, officers and employees over their vesting periods in the income statement based on their estimated fair values. For more information on our employee benefit plans, see Note 12—“Employee Benefit Plans.”
Income Taxes. We provide income taxes at appropriate tax rates in accordance with our interpretation of the respective tax laws and regulations after review and consultation with our internal tax department, tax advisors and, in some cases, legal counsel in various jurisdictions. We provide for deferred income taxes for differences between carrying amounts of assets and liabilities for financial and tax reporting purposes and provide a valuation allowance against deferred tax assets when it is more likely than not that the asset will not be realized.
We recognize an expense or benefit for an uncertain tax position if it is more likely than not to be sustainable upon audit by the applicable taxing authority. If this threshold is met, the uncertain tax position is then measured and recognized at the largest amount that we believe is greater than 50% likely of being realized upon ultimate settlement. We account for any applicable interest and penalties on these uncertain tax positions as a component of our provision for income taxes on our financial statements.
The Tax Cuts and Jobs Act of 2017 (the “Tax Act”) made prospective changes beginning in 2018, including a base erosion and anti‑abuse tax ("BEAT") and a tax on global intangible low‑taxed income ("GILTI"). We have elected to account for GILTI as a current period expense when incurred.
For more information on income taxes, see Note 7—“Income Taxes.”
Foreign Currency Translation. The functional currency for several of our foreign subsidiaries is the applicable local currency. Results of operations for foreign subsidiaries with functional currencies other than the U.S. dollar are translated into U.S. dollars using average exchange rates during the period. Assets and liabilities of these foreign subsidiaries are translated into U.S. dollars using the exchange rates in effect as of the balance sheet date, and the resulting translation adjustments are recognized, net of tax, in accumulated other comprehensive income (loss) as a component of shareholders' equity. All foreign currency transaction gains and losses are recognized currently in the Consolidated Statements of Operations. We recorded $14 million, $6.3 million, and $18 million of foreign currency transaction losses in 2020, 2019 and 2018, respectively, and those amounts are included as a component of other income (expense), net in our Consolidated Statement of Operations.
Earnings (Loss) per Share. For each year presented, the only difference between our annual calculated weighted average basic and diluted number of shares outstanding is the effect of outstanding restricted stock units.
Repurchase Plan. In December 2014, our Board of Directors approved a share repurchase program under which we may repurchase up to 10 million shares of our common stock on a discretionary basis. The program calls for the repurchases to be made in the open market, or in privately negotiated transactions from time to time, in compliance with applicable laws, rules and regulations, including Rule 10b-18 under the Securities Exchange Act of 1934, as amended, subject to market and business conditions, levels of available liquidity, cash requirements for other purposes, applicable legal requirements and other relevant factors. The timing and amount of any future repurchases will be determined by management based on its evaluation of these factors. The program does not obligate us to repurchase any particular number of shares. Under the program, in 2015, we repurchased 2.0 million shares of our common stock for $100 million. We have not repurchased any shares under the program since 2015. As of December 31, 2020, we retained 12 million of the shares we had repurchased through this and a prior repurchase program. We expect to hold the shares repurchased as treasury stock for future use. We account for the shares we hold in treasury under the cost method, at average cost.
Financial Instruments. We recognize all derivative instruments as either assets or liabilities in the balance sheet and measure those instruments at fair value. Subsequent changes in fair value are reflected in current earnings or other comprehensive income (loss), depending on whether a derivative instrument is designated as part of a hedge relationship and, if it is, the type of hedge relationship. See Note 9—“Debt” for information relative to the interest rate swaps we had in effect.
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
In August 2018, the Financial Accounting Standards Board (the “FASB”) issued ASU 2018-13, “Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”). This standard eliminated the prior requirement to disclose the amount or reason for transfers between level 1 and level 2 of the fair value hierarchy and the requirement to disclose the valuation methodology for level 3 fair value measurements. The standard added disclosure requirements for level 3 fair value measurements, including the requirement to disclose the changes in unrealized gains and losses in other comprehensive income during the period and the disclosure of other relevant quantitative information for certain unobservable inputs. The adoption of ASU 2018-13 on January 1, 2020, did not have a material impact on our disclosures.
Recently Issued Accounting Standards. In December 2019, the FASB issued ASU No. 2019-12, “Simplifying the Accounting for Income Taxes” (“ASU 2019-12”), which simplifies the accounting for income taxes, eliminates certain exceptions within ASC 740, “Income Taxes,” and clarifies certain aspects of the current guidance to promote consistency among reporting entities. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020. Most amendments within the standard are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. We are evaluating the impact and do not expect this ASU to have a material impact on our consolidated financial statements.
In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” which provides temporary optional expedients and exceptions to existing guidance on applying contract modifications and hedge accounting to facilitate the market transition from existing reference rates, such as the London Interbank Offered Rate (“LIBOR”), which is scheduled to be phased out in 2021, to alternate rates such as the Secured Overnight Financing Rate (“SOFR”). This ASU was effective upon issuance and can be applied prospectively through December 31, 2022. We continue to evaluate the impact and do not expect this ASU to have a material impact on our consolidated financial statements.

3. Revenue
Revenue by Category
The following table presents Revenue disaggregated by business segment, geographical region, and timing of transfer of goods or services.

	Year Ended December 31,
(in thousands)	2020	2019 *	2018 *
Business Segment:
Energy Services and Products
Subsea Robotics	$493,332	$583,652	$513,701
Manufactured Products	477,419	498,350	431,459
Offshore Projects Group	289,127	380,966	413,598
Integrity Management & Digital Solutions	226,938	266,086	273,575
Total Energy Services and Products	1,486,816	1,729,054	1,632,333
Aerospace and Defense Technologies	341,073	319,070	277,149
Total	$1,827,889	$2,048,124	$1,909,482

* Recast to reflect segment changes.

	Year Ended December 31,
(in thousands)	2020	2019	2018
Geographic Operating Areas:
Foreign:
United Kingdom	$241,168	$256,348	$203,391
Norway	202,379	217,762	185,552
Africa	198,505	292,818	239,959
Asia and Australia	149,798	174,769	163,843
Brazil	84,636	93,511	64,004
Other	90,541	91,591	103,548
Total Foreign	967,027	1,126,799	960,297
United States	860,862	921,325	949,185
Total	$1,827,889	$2,048,124	$1,909,482

	Year Ended December 31,
(in thousands)	2020	2019	2018
Timing of Transfer of Goods or Services:
Revenue recognized over time	$1,702,232	$1,900,729	$1,762,103
Revenue recognized at a point in time	125,657	147,395	147,379
Total	$1,827,889	$2,048,124	$1,909,482

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
The following table provides information about contract assets, and contract liabilities from contracts with customers.

	December 31,
(in thousands)	2020	2019
Contract assets	$221,997	$221,288
Contract liabilities	50,046	117,342
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
During the year ended December 31, 2020, contract assets increased by $0.7 million from its opening balance, due to the amounts billed of $1.7 billion slightly exceeding revenue recognized. Contract liabilities decreased $67 million from its opening balance, due to revenue recognition of $97 million exceeding deferrals of milestone payments and billings totaling $30 million.
Performance Obligations
The aggregate amount of transaction price allocated to remaining performance obligations that were unsatisfied (or partially unsatisfied) as of December 31, 2020 are noted above. In arriving at this value, we have used two practical expedients available to us and are not disclosing amounts in relation to performance obligations: (1) that are part of contracts with an original expected duration of one year or less; or (2) on contracts where we recognize revenue in line with the billing.
Due to the nature of our service contracts in our Subsea Robotics, OPG, Integrity Management & Digital Solutions (“IMDS”) and ADTech segments, the majority of our contracts either have initial contract terms of one year or less or have customer option cancellation clauses that lead us to consider the original expected duration of one year or less.
In our Manufactured Products and ADTech segments, we have long-term contracts that extend beyond one year, and these make up the majority of the performance obligations balance reported as of December 31, 2020. We also have shorter-term product contracts with an expected original duration of one year or less that have been excluded.
As of December 31, 2020, the aggregate amount of the transaction price allocated to remaining performance obligations was $217 million. In arriving at this value, we have used two expedients available to us and are not disclosing amounts in relation to performance obligations: (1) that are part of contracts with an original expected duration of one year or less; or (2) on contracts where we recognize revenue in line with the billing. Of this amount, we expect to recognize revenue of $173 million over the next 12 months and substantially all of the remaining balance of $44 million will be recognized within the next 24 months.
Where appropriate, we have made estimates within the transaction price of elements of variable consideration within the contracts and constrained those amounts to a level where we consider it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. The amount of revenue recognized in the years ended December 31, 2020 and 2019 that was associated with performance obligations completed or partially completed in prior periods was not significant.
As of December 31, 2020, there were no significant outstanding liability balances for refunds or returns due to the nature of our contracts and the services and products we provide. Our warranties are limited to assurance warranties that are of a standard length and are not considered to be material rights. The majority of our contracts consist of a single performance obligation. When there are multiple obligations, we look for observable evidence of stand-alone selling prices on which to base the allocation. This involves judgment as to the appropriateness of the observable evidence relating to the facts and circumstances of the contract. If we do not have observable evidence, we estimate stand-alone selling prices by taking a cost-plus-margin approach, using typical margins from the type of product or service, customer and regional geography involved.
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
Costs to fulfill a contract primarily consist of certain mobilization costs incurred to provide services or products to our customers. These costs are deferred and amortized over the period of contract performance. The closing balance of costs to fulfill a contract was $8.3 million and $15 million as of December 31, 2020 and 2019, respectively. For the years ended December 31, 2020, 2019 and 2018, we recorded amortization expense of $6.6 million, $8.5 million and $6.5 million, respectively. No impairment costs were recognized.
4. Leases
We adopted the new lease standard, Topic 842, on January 1, 2019. Supplemental information about our operating leases follows:

		December 31,
(in thousands)		2020	2019
Assets:
	Right-of-use operating lease assets	$141,206	$163,238

Liabilities:
Operating	Current	$18,798	$19,863
Operating	Noncurrent	156,074	160,988
Lease liabilities		$174,872	$180,851

	December 31,
	2020	2019
Lease Term and Discount Rate:
Weighted-average remaining lease term (years)	10	10

Weighted-average discount rate	6.1%	6.2%
During the first quarter of 2020, we determined there were impairment indicators present for reporting units in our Subsea Products and Advanced Technologies segments and, as a result, we recorded a pre-tax right-of-use operating lease impairments of $17 million. In the year ended December 31, 2019, we determined there were impairment indicators present for our Asset Integrity reporting unit and, as a result, we recorded a pre-tax right-of-use operating lease asset impairment of $5.4 million. See Note 5—“Impairments” for more information on determination of impairment indicators for our right-of-use assets.
Operating lease cost reflects the lease expense resulting from amortization over the respective lease terms of our operating leases with initial lease terms greater than 12 months. Our short-term lease cost consists of expense for our operating leases with initial lease terms of 12 months or less that are not recorded on our balance sheet. The components of lease cost are as follows:

		Year ended December 31,
(in thousands)		2020	2019
Lease Cost:
Operating lease cost	Operating lease cost	$34,030	$40,310
Short-term lease cost	Short-term lease cost	52,886	73,005
Total Lease Cost		$86,916	$113,315
As of December 31, 2020, future maturities of lease liabilities for our operating leases with an initial lease term of more than 12 months were as follows:

Maturities of Lease Liabilities
(in thousands)
For the year ended December 31,
2021	$28,892
2022	26,740
2023	22,342
2024	19,424
2025	19,110
Thereafter	122,593
Total lease payments	239,101
Less: Interest	(64,229)
Present Value of Lease Liabilities	$174,872

5. IMPAIRMENTS
Goodwill
During the first quarter of 2020, due to the protracted energy downturn compounded by demand destruction resulting from the adverse impacts of the COVID-19 pandemic and insufficient control of crude oil supply levels during the quarter, as well as our customers' continued focus on cost discipline, we determined that impairment indicators were present and we were required to perform a quantitative analysis for our Subsea Products–Service, Technology and Rentals (“ST&R”), Subsea Products–Manufactured Products, Subsea Projects, Asset Integrity and Advanced Technologies–Commercial reporting units. Based on these quantitative analyses, the fair value was determined to be less than the carrying value for each of those reporting units, with the exception of Subsea Products–Manufactured Products. As a result, for our Subsea Products–ST&R, Subsea Projects, Asset Integrity and Advanced Technologies–Commercial reporting units, we recorded pre-tax goodwill impairment losses of $51 million, $130 million, $111 million and $11 million, respectively. For our ROVs and Advanced Technologies–Government reporting units, qualitative assessments were performed; and we concluded that it was more likely than not the fair value of each of those reporting units was more than the carrying value of the reporting unit and, therefore, no impairments were recorded for those reporting units.
Our third quarter 2020 change in our operating segments resulted in one reporting unit for each of our new segments. The following table reflects goodwill impairments as recorded in the three-month period ended March 31, 2020, and allocated, based on historical cost, in the third quarter of 2020 to the reporting segments in our new organizational structure:

	Three Months Ended March 31, 2020
(in thousands)	As originally recorded	As recast to reflect segment changes
Segment/Reporting Unit	Goodwill Impairment	Subsea Robotics	Manufactured Products	OPG	IMDS	Total
Subsea Products/ST&R	$51,302	$17,457	$—	$33,845	$—	$51,302
Subsea Projects/Subsea Projects	129,562	84,661	—	32,440	12,461	129,562
Asset Integrity/Asset Integrity	110,753	—	—	—	110,753	110,753
Advanced Technologies/Commercial	11,388	—	11,388	—	—	11,388
Total goodwill impairment	$303,005	$102,118	$11,388	$66,285	$123,214	$303,005

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
In our 2020 annual goodwill evaluation, we performed qualitative assessments for our two reporting units, Subsea Robotics and ADTech, with remaining goodwill balances. We concluded that it was more likely than not that the fair value of each of these reporting units was more than the carrying value of the reporting unit.
In our 2019 annual goodwill evaluation, we performed quantitative assessments for (1) our Subsea Projects reporting unit, due to its fair value being less than carrying value in the prior year, and (2) our Asset Integrity reporting unit, due to deterioration in its business environment. In our quantitative analyses for the Subsea Projects and Asset Integrity reporting units, we estimated the fair values by weighting the results from the income approach and the market approach. These valuation approaches considered a number of factors that included prospective financial information, operating margins, growth rates, terminal values, discount rates and comparable multiples of similar companies in our industry and required us to make certain assumptions and estimates regarding industry economic factors and future profitability of our business. Based on these quantitative tests, we determined that the fair value for our Subsea Projects reporting unit exceeded the carrying amount and there was no impairment. For our Asset Integrity reporting unit, the fair value was less than the carrying value and, as a result, we recorded a pre-tax goodwill impairment loss of $15 million. For the remaining reporting units, qualitative assessments were performed, and we concluded that it was more likely than not that the fair value of each such reporting unit was more than the carrying value of the reporting unit. Our third quarter 2020 change in our operating segments resulted in goodwill impairment as recorded for the year ended December 31, 2019 to our Asset Integrity reporting unit, to be allocated, based on historical cost, to our IMDS reporting segment and unit in our new organizational structure.
In our 2018 annual goodwill evaluation, we performed a qualitative assessment for our Subsea Projects reporting unit. Due to the protracted downturn in survey and vessel activity, we determined that it was more likely than not the fair value was less than the carrying amount. As a result, we determined that a quantitative assessment was necessary for our Subsea Projects reporting unit. In our 2018 quantitative analysis for the Subsea Projects reporting unit, we estimated the fair value by weighting the results from the income approach and the market approach. These valuation approaches considered a number of factors that included prospective financial information, operating margins, growth rates, terminal values, discount rates and comparable multiples of similar companies in our industry and required us to make certain assumptions and estimates regarding industry economic factors and future profitability of our business. Based on this quantitative test, we determined that the fair value for Subsea Projects was less than the carrying value and, as a result, we recorded a pre-tax goodwill impairment loss of $76 million in the Subsea Project reporting unit. The goodwill impairment was included as a component of “Income (loss) from operations” in our Consolidated Statement of Operations for the year ended December 31, 2018. For the remaining reporting units, qualitative assessments were performed, and we concluded that it was more likely than not that the fair value of each such reporting unit was more than the carrying value of the reporting unit.

Our third quarter 2020 change in our operating segments resulted in one reporting unit for each of our new segments. The following table reflects goodwill impairments as recorded for the year ended December 31, 2018 to our Subsea Projects reporting unit, and allocated, based on historical cost, in the third quarter of 2020 to the applicable reporting segments in our new organizational structure:

	Year ended December 31, 2018
(in thousands)	As originally recorded	As recast to reflect segment changes
Segment/Reporting Unit	Goodwill Impairment	Subsea Robotics	Manufactured Products	OPG	IMDS	Total
Subsea Projects/Subsea Projects	$76,449	$51,168	$—	$17,750	$7,531	$76,449
Total goodwill impairment	$76,449	$51,168	$—	$17,750	$7,531	$76,449

Aside from the goodwill impairments discussed above, the changes in our reporting units' goodwill balances during the periods presented are from currency exchange rate changes.
For further information regarding goodwill by business segment, see Note 11–“Operations by Business Segment and Geographic Area.”
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
During the first quarter of 2020, due to the protracted energy downturn compounded by demand destruction resulting from the adverse impacts of the COVID-19 pandemic and insufficient control of crude oil supply levels during the quarter, as well as our customers' continued focus on cost discipline, we determined that impairment indicators were present within certain of our asset groups. To measure fair value for these asset groups, we used the following approaches:
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
Our estimates of fair value for these asset groups determined in the first quarter of 2020 required us to use significant unobservable inputs, classified as Level 3 fair value measurements, including assumptions related to future performance, risk-adjusted discount rates, future commodity prices and demand for our services and estimates of expected realizable value. Our cash flow projections utilized a weighted-average cost of capital ranging from 12% to 15% and a terminal value based on the Gordon Growth Model, assuming an expected long-term growth rate of 2%.
As a result, we determined that the carrying values exceeded the estimated fair values and recorded impairments as noted below. Our third quarter 2020 change in operating segments did not result in any changes in our asset groups. Our reporting units with long-lived asset impairments in the three-month period ended March 31, 2020, were realigned into our new reporting segments as follows:

	Three Months Ended March 31, 2020
(in thousands)	As originally recorded	As recast to reflect segment changes
Segment/Reporting Unit	Long-lived Asset Impairments	Manufactured Products	OPG	IMDS	Total
Subsea Products
Subsea Distribution Solutions U.K.	$6,543	$6,543	$—	$—	$6,543
Subsea Distribution Solutions Brazil	9,834	9,834			9,834
Subsea Distribution Solutions Angola	38,482	38,482			38,482
Subsea Projects
Shallow Water vessels	3,894		3,894		3,894
Renewables and Special Projects Group	3,628		3,628		3,628
Global Data Solutions	167			167	167
Advanced Technologies
Oceaneering Entertainment Systems	5,065	5,065			5,065
Oceaneering AGV Systems	1,150	1,150			1,150
Total long-lived asset impairments	$68,763	$61,074	$7,522	$167	$68,763

In the fourth quarter of 2019, due to the protracted energy downturn and our customers' continued focus on cost discipline, we determined that impairment indicators were present within certain of our asset groups in our Subsea Projects and Asset Integrity segments. For our Subsea Projects segment, impairment indicators were present in our Deepwater and Shallow Water vessel asset groups and in our Ecosse asset group. For the Deepwater and Shallow Water vessel asset groups, we utilized the cost approach and considered historical, current and anticipated dayrates and utilization to measure market value. For our Ecosse asset group, we utilized a combination of income and market approaches, using projected discounted cash flows and the estimated expected realizable value in the market. Our Asset Integrity segment consists of one asset group. We measured the fair value of the Asset Integrity asset group by applying the income approach, using projected discounted cash flows. Our estimates of fair values for the asset groups in our Subsea Projects and Asset Integrity segments required us to use significant unobservable inputs, classified as Level 3 fair value measurements, including assumptions related to future performance, risk-adjusted discount rates, future commodity prices and demand for our services and estimates of expected realizable value.
As a result, we determined that the carrying values exceeded the estimated fair values and recorded impairments as noted below. Our third quarter 2020 change in operating segments did not result in any changes in our asset groups. Our reporting units with long-lived asset impairments in the year ended December 31, 2019, were realigned into our new reporting segments as follows:

	Year Ended December 31, 2019
(in thousands)	As originally recorded	As recast to reflect segment changes
Segment/Reporting Unit	Long-lived Asset Impairments	OPG	IMDS	Total
Subsea Projects
Deepwater and Shallow Water vessel asset groups	$131,894	$131,894		$131,894
Ecosse asset group	10,721	10,721		10,721
Asset Integrity	16,738		16,738	16,738
Total long-lived asset impairments	$159,353	$142,615	$16,738	$159,353

In 2020, we also recorded $24 million for write-downs and write-offs of certain equipment and intangible assets associated with equipment obsolescence.
In the fourth quarter of 2019, we also recorded $45 million for write-downs and write-offs of certain equipment and intangible assets, including asset write-downs relating to the retirement of 30 ROVs, and some of the IWOCS equipment in our Subsea Products segment. In 2018, we recorded the write-offs of certain equipment and intangible assets associated with exiting the land survey business and equipment obsolescence of $7.7 million. See Note

11–“Operations by Business Segment and Geographic Area” for information regarding the realignment into our new reporting segments in the third quarter of 2020.
For further information regarding write-downs and write-offs of property and equipment and long-lived intangible assets by business segment, see Note 11–“Operations by Business Segment and Geographic Area.”

6. SELECTED BALANCE SHEET INFORMATION
The following is information regarding selected balance sheet accounts:

	December 31,
(in thousands)	2020	2019
Inventory, net:
Remotely operated vehicle parts and components	$62,788	$76,120
Other inventory, primarily raw materials	78,453	98,624
Total	$141,241	$174,744

Other current assets:
Prepaid expenses	$48,616	$43,210
Angolan bonds	10,179	10,179
Total	$58,795	$53,389

Other noncurrent assets:
Intangible assets, net	$14,317	$25,774
Cash surrender value of life insurance policies	39,562	50,097
Investment in unconsolidated affiliates	34,166	37,896
Other	20,205	37,611
Total	$108,250	$151,378

Accrued liabilities:
Payroll and related costs	$135,042	$137,001
Accrued job costs	47,721	54,387
Income taxes payable	35,929	36,996
Current operating lease liability	18,798	19,863
Other	55,373	89,434
Total	$292,863	$337,681

Other long-term liabilities:
Deferred income taxes	$2,993	$1,126
Supplemental Executive Retirement Plan	33,982	46,244
Long-Term Incentive Plan	12,640	10,381
Uncertain tax positions	15,010	20,949
Other	24,619	28,094
Total	$89,244	$106,794

7. INCOME TAXES
In December 2017, the United States enacted the Tax Act, which included a number of changes to existing U.S. tax laws that have an impact on our income tax provision, most notably a reduction of the U.S. corporate income tax rate from 35% to 21% for tax years beginning after December 31, 2017, and the creation of a quasi-territorial tax system with a one‑time mandatory transition tax on applicable previously deferred earnings of foreign subsidiaries. The Tax Act also made prospective changes beginning in 2018, including BEAT and GILTI taxes, additional limitations on the deductibility of interest expense and repeal of the domestic manufacturing deduction. We have elected to account for GILTI as a current period expense when incurred.
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
On March 27, 2020, the CARES Act was signed into law in the U.S. In accordance with the recently established rules and procedures under the CARES Act, we filed a 2014 refund claim to carry back our U.S. net operating loss generated in 2019 and amended 2012 and 2013 income tax returns impacted by the net operating loss carryback. Prior to enactment of the CARES Act, such net operating losses could only be carried forward. As a result, we expect to receive combined refunds of approximately $33 million, of which we have received $5.6 million as of December 31, 2020. The remaining refunds are classified as accounts receivable, net, in the consolidated balance sheet as of December 31, 2020. We also realized a non-cash tax benefit of $8.4 million due to the carryback provision of the CARES Act recognized as a reduction in long-term liabilities.
Our provisions (benefit) for income taxes and our cash taxes paid are as follows:

	Year Ended December 31,
(in thousands)	2020	2019	2018
Current:
Domestic	$(32,743)	$(7,571)	$(1,564)
Foreign	34,755	37,462	16,146
Total current	2,012	29,891	14,582
Deferred:
Domestic	(9,192)	(10,860)	(22,905)
Foreign	5,034	(1,408)	34,817
Total deferred	(4,158)	(12,268)	11,912
Total provision (benefit) for income taxes	$(2,146)	$17,623	$26,494
Cash taxes paid, net	$26,264	$29,806	$29,737
The components of income (loss) before income taxes are as follows:

	Year Ended December 31,
(in thousands)	2020	2019	2018
Domestic	$(306,354)	$(271,515)	$(132,138)
Foreign	(192,543)	(59,306)	(53,695)
Income (loss) before income taxes	$(498,897)	$(330,821)	$(185,833)

As of 2020 and 2019, our worldwide deferred tax assets, liabilities and net deferred tax liabilities were as follows:

	December 31,
(in thousands)	2020	2019
Deferred tax assets:
Deferred compensation	$16,761	$15,227
Deferred income	1,958	4,835
Accrued expenses	27,864	25,805
Net operating loss and other carryforwards	521,757	199,410
Long-term operating lease liabilities	40,417	50,256
Goodwill and intangibles	19,357	—
Interest	27,359	20,352
Other	14,045	16,152
Gross deferred tax assets	669,518	332,037
Valuation allowances	(592,516)	(277,258)
Total deferred tax assets	$77,002	$54,779
Deferred tax liabilities:
Property and equipment	$1,343	$6,237
Basis difference in equity investments	2,348	2,156
Right-of-use operating lease assets	28,519	43,734
Interest	47,785	—
Other	—	3,778
Total deferred tax liabilities	$79,995	$55,905
Net deferred income tax liability	$2,993	$1,126
Our net deferred tax liability is reflected within our balance sheet as follows:

	December 31,
(in thousands)	2020	2019
Deferred tax liabilities	$2,993	$1,126
Net deferred income tax liability	$2,993	$1,126
As of December 31, 2020, we had approximately $480 million of deferred tax assets related to net operating and other loss carryforwards that were generated in various worldwide jurisdictions. The carryforwards include $163 million that do not expire and $317 million that will expire from 2021 through 2040. We have recorded a total valuation allowance of $592 million on operating losses and tax credit carryforwards, as well as other deferred tax assets, as our management believes that it is more likely than not that these deferred tax assets will not be realized. Our deferred tax assets include approximately $269 million of foreign net operating losses and other deferred tax assets included on tax returns filed in 2020 that management believes will never be realized based on the nature of the loss and our current organizational structure.
The following is a reconciliation of the beginning and ending amounts of our valuation allowances:

	Year Ended December 31,
(in thousands)	2020	2019	2018
Balance at beginning of year	$(277,258)	$(203,040)	$(206,586)
Increase due principally to net operating losses	(300,748)	(59,596)	(38,415)
Increase due to foreign tax and business credit carryforwards	(14,510)	(14,622)	(14,065)
Reduction due to utilization of foreign tax credits generated in prior years	—	—	56,026
Balance at end of year	$(592,516)	$(277,258)	$(203,040)
The 2018 utilization of the foreign tax credits generated in prior years was a result of the mandatory repatriation requirements of the Tax Act.

Following is a reconciliation of income tax expense (benefit) computed by applying the U.S. statutory rate of 21% for 2020, 2019 and 2018 to income (loss) before income taxes and our reported provision (benefit) for income taxes:

	Year Ended December 31,
(in thousands)	2020	2019	2018
Income tax provision (benefit) at the U.S. statutory rate	$(104,769)	$(69,472)	$(39,025)
Tax Act - net mandatory repatriation tax	—	(8,220)	8,790
CARES Act	(4,681)	—	—
Permanent differences for goodwill impairments	50,435	—	—
Valuation allowances	46,650	74,553	38,415
Foreign tax rate differential	6,088	18,439	475
Stock compensation	1,032	989	2,135
Uncertain tax positions	(5,939)	3,046	12,644
Other items, net	9,038	(1,712)	3,060
Total provision (benefit) for income taxes	$(2,146)	$17,623	$26,494
We recognize the expense or benefit for an uncertain tax position if it is more likely than not to be sustainable upon audit by the applicable taxing authority. If this threshold is met, the uncertain tax position is then measured and recognized at the largest amount that we believe is greater than 50% likely of being realized upon ultimate settlement. We account for any applicable interest and penalties on these positions as a component of our provision for income taxes in our consolidated financial statements.
A reconciliation of the beginning and ending amount of gross uncertain tax positions, not including associated foreign tax credits and penalties and interest, is as follows:

	Year Ended December 31,
(in thousands)	2020	2019	2018
Balance at beginning of year	$16,911	$14,971	$5,339
Additions based on tax positions related to the current year	2,229	3,662	445
Reductions for expiration of statutes of limitations	(628)	(2,835)	(260)
Additions (reductions) based on tax positions related to prior years	1,830	2,060	10,540
Reductions based on tax positions related to prior years	(68)	(563)	—
Settlements	(188)	(384)	(1,093)
Balance at end of year	$20,086	$16,911	$14,971
We account for any applicable interest and penalties on uncertain tax positions as a component of our provision for income taxes on our financial statements. We increased/(decreased) income tax expense by $(1.2) million and $1.4 million in 2020 and 2019, respectively, for penalties and interest on uncertain tax positions, which brought our total liabilities for penalties and interest on uncertain tax positions to $4.5 million and $5.7 million on our balance sheets as of December 31, 2020 and 2019, respectively. All additions or reductions to those liabilities would affect our effective income tax rate in the periods of change.
We believe approximately $2.0 million of gross uncertain tax positions will be resolved within the next 12 months. Including associated foreign tax credits and penalties and interest, we have accrued a net total of $15 million and $21 million in other long-term liabilities on our balance sheet as of December 31, 2020 and 2019, respectively, for uncertain tax positions.
We continue to make an assertion to indefinitely reinvest the unrepatriated earnings of any foreign subsidiary that would incur incremental tax consequences upon the distribution of such earnings. As of December 31, 2020, we did not provide for deferred taxes on earnings of our foreign subsidiaries that are indefinitely reinvested. If we were to make a distribution from the unremitted earnings of these subsidiaries, we could be subject to taxes in various jurisdictions. However, it is not practical to estimate the amount of tax that could ultimately be due if such earnings were remitted. If our expectations were to change regarding future tax consequences, we may be required to record additional deferred taxes that could have a material effect on our consolidated financial statements.
Our tax returns are subject to audit by taxing authorities in multiple jurisdictions. These audits often take years to complete and settle. The following table lists the earliest tax years open to examination by tax authorities where we have significant operations:

Jurisdiction	Periods
United States	2014
United Kingdom	2018
Norway	2015
Angola	2013
Brazil	2016
Australia	2015

8. SELECTED INCOME STATEMENT INFORMATION
 The following schedule shows our revenue, costs and gross margins by services and products:

	Year Ended December 31,
(in thousands)	2020	2019	2018
Revenue:
Services	$1,340,033	$1,333,787	$1,245,927
Products	487,856	714,337	663,555
Total revenue	1,827,889	2,048,124	1,909,482
Cost of Services and Products:
Services	1,161,699	1,242,006	1,135,084
Products	421,445	619,490	578,212
Unallocated expenses	80,804	88,384	66,960
Total cost of services and products	1,663,948	1,949,880	1,780,256
Gross margin:
Services	178,334	91,781	110,843
Products	66,411	94,847	85,343
Unallocated expenses	(80,804)	(88,384)	(66,960)
Total gross margin	$163,941	$98,244	$129,226

9. DEBT
Long-term debt consisted of the following:

	December 31,
(in thousands)	2020	2019
4.650% Senior Notes due 2024	$500,000	$500,000
6.000% Senior Notes due 2028	300,000	300,000
Fair value of interest rate swaps on $200 million of principal	—	3,235
Interest rate swap settlements	10,870	—
Unamortized debt issuance costs	(5,619)	(6,719)
Long-term Debt	$805,251	$796,516
In November 2014, we completed the public offering of $500 million aggregate principal amount of 4.650% Senior Notes due 2024 (the “2024 Senior Notes”). We pay interest on the 2024 Senior Notes on May 15 and November 15 of each year. The 2024 Senior Notes are scheduled to mature on November 15, 2024.

In February 2018, we completed the public offering of $300 million aggregate principal amount of 6.000% Senior Notes due 2028 (the “2028 Senior Notes”). We pay interest on the 2028 Senior Notes on February 1 and August 1 of each year. The 2028 Senior Notes are scheduled to mature on February 1, 2028. We used the net proceeds from the 2028 Senior Notes to repay our term loan indebtedness described further below.
We may redeem some or all of the 2024 Senior Notes and 2028 Senior Notes (collectively, the “Senior Notes”) at specified redemption prices.
In October 2014, we entered into a credit agreement (as amended, the “Credit Agreement”) with a group of banks. The Credit Agreement initially provided for a $500 million five-year revolving credit facility (the “Revolving Credit Facility”). Subject to certain conditions, the aggregate commitments under the Revolving Credit Facility may be increased by up to $300 million at any time upon agreement between us and existing or additional lenders. Borrowings under the Revolving Credit Facility may be used for general corporate purposes. The Credit Agreement also provided for a $300 million term loan, which we repaid in full in February 2018, using net proceeds from the issuance of our 2028 Senior Notes referred to above, and cash on hand.
In February 2018, we entered into Agreement and Amendment No. 4 to the Credit Agreement (“Amendment No. 4”). Amendment No. 4 amended the Credit Agreement to, among other things, extend the maturity of the Revolving Credit Facility to January 25, 2023 with the extending lenders, which represent 90% of the existing commitments of the lenders, such that the total commitments for the Revolving Credit Facility will be $500 million until October 25, 2021, and thereafter $450 million until January 25, 2023. As of December 31, 2020, we had no borrowings outstanding under the Revolving Credit Facility.
Borrowings under the Revolving Credit Facility bear interest at an Adjusted Base Rate or the Eurodollar Rate (both as defined in the Credit Agreement), at our option, plus an applicable margin based on our Leverage Ratio (as defined in the Credit Agreement) and, at our election, based on the ratings of our senior unsecured debt by designated ratings services, thereafter to be based on such debt ratings. The applicable margin varies: (1) in the case of advances bearing interest at the Adjusted Base Rate, from 0.125% to 0.750% and (2) in the case of advances bearing interest at the Eurodollar Rate, from 1.125% to 1.750%. The Adjusted Base Rate is the highest of (1) the per annum rate established by the administrative agent as its prime rate, (2) the federal funds rate plus 0.50% and (3) the daily one-month LIBOR plus 1%. We pay a commitment fee ranging from 0.125% to 0.300% on the unused portion of the Revolving Credit Facility, depending on our Leverage Ratio. The commitment fees are included as interest expense in our consolidated financial statements.
The Credit Agreement contains various covenants that we believe are customary for agreements of this nature, including, but not limited to, restrictions on our ability and the ability of each of our subsidiaries to incur debt, grant liens, make certain investments, make distributions, merge or consolidate, sell assets and enter into certain restrictive agreements. We are also subject to a maximum adjusted total Capitalization Ratio (as defined in the Credit Agreement) of 55%. The Credit Agreement includes customary events of default and associated remedies. As of December 31, 2020, we were in compliance with all the covenants set forth in the Credit Agreement.
We had two interest rate swaps in place relating to a total of $200 million of the 2024 Senior Notes for the period to November 2024. The agreements swapped the fixed interest rate of 4.65% on $100 million of the 2024 Senior Notes to the floating rate of one-month LIBOR plus 2.426% and on another $100 million to one-month LIBOR plus 2.823%. In March 2020, we settled both interest rate swaps with the counterparty for cash proceeds of $13 million. The settlement resulted in a $13 million adjustment to increase our long-term debt balance that will be amortized to interest expense prospectively through the maturity date for the 2024 Senior Notes using the effective interest method. As a result, we amortized $2.0 million to interest expense for the year ended December 31, 2020.
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
We made cash interest payments of $44 million, $46 million and $37 million in 2020, 2019 and 2018, respectively.

10. COMMITMENTS AND CONTINGENCIES
Lease Commitments
As of December 31, 2020, we occupied several facilities under noncancellable operating leases expiring at various dates through 2035. See Note 4—“Leases” for more information on our operating leases.
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
Letters of Credit
We had $51 million and $49 million in letters of credit outstanding as of December 31, 2020 and 2019, respectively, which related to self-insurance requirements and various bid and performance bonds, which are usually for the duration of the applicable contract.
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
We estimated the aggregate fair market value of the Senior Notes to be $723 million as of December 31, 2020 based on quoted prices. Since the market for the Senior Notes is not an active market, the fair value of the Senior Notes is classified within Level 2 in the fair value hierarchy under U.S. GAAP (inputs other than quoted prices in active markets for similar assets and liabilities that are observable or can be corroborated by observable market data for substantially the full terms for the assets or liabilities).
Foreign currency gains (losses) related to the Angolan kwanza of $(2.8) million, $(4.8) million and $(19) million in the years ended December 31, 2020, 2019 and 2018, were primarily due to the remeasurement of our Angolan kwanza cash balances to U.S. dollars. Foreign currency gains (losses) related to the Brazilian real of $(7.3) million, $(0.7) million and $0.6 million in the years ended December 31, 2020, 2019 and 2018, were primarily due to the remeasurement of our U.S. dollar denominated liability balances to the Brazilian real. We recorded foreign currency transaction losses related to the Angolan kwanza and Brazilian real as a component of other income (expense), net in our Consolidated Statements of Operations.
Any conversion of cash balances from kwanza to U.S. dollars is controlled by the central bank in Angola. As of December 31, 2020 and 2019, we had the equivalent of approximately $4.7 million and $6.2 million of kwanza cash balances, respectively, in Angola reflected on our Consolidated Balance Sheets.
To mitigate our currency exposure risk in Angola, we have used kwanza to purchase equivalent Angolan central bank (Banco Nacional de Angola) bonds. The bonds are denominated as U.S. dollar equivalents, so that, upon payment of semi-annual interest and principal upon maturity, payment is made in kwanza, equivalent to the respective U.S. dollars at the then-current exchange rate. During 2018, we received a total of $70 million in proceeds from maturities and redemptions of Angolan bonds and reinvested $10 million of the proceeds in similar assets. As of December 31, 2020 and 2019, we had $10 million of Angolan bonds on our Consolidated Balance Sheets. Because we intend to sell the bonds if we are able to repatriate the proceeds, we have classified these bonds as available-for-sale securities, and they are recorded in other current assets on our Consolidated Balance Sheets.
We estimated the fair market value of the Angolan bonds to be $10 million as of December 31, 2020 and 2019 using quoted market prices. Since the market for the Angolan bonds is not an active market, the fair value of the Angolan bonds is classified within Level 2 in the fair value hierarchy under U.S. GAAP.
Due to the ongoing impact of COVID-19, certain projects that were in process have been delayed in our Manufacturing Products segment. As of December 31, 2020, we had outstanding accounts receivable and contracts assets of approximately $51 million for these projects. We continue to believe these accounts receivable and contract assets are realizable and the projects will resume.
11. OPERATIONS BY BUSINESS SEGMENT AND GEOGRAPHIC AREA
Business Segment Information
We are a global provider of engineered services and products, primarily to the offshore energy industry. Through the use of our applied technology expertise, we also serve the defense, aerospace and commercial theme park industries.
In the third quarter of 2020, we changed our organizational structure as part of the transformation to realign our businesses to achieve greater cost efficiencies and to bring together business units that frequently work together and promote increased synergies in bidding, project management and the use of offshore technicians. As a result, information that our chief operating decision maker regularly reviews changed. Therefore, beginning with results for the three months ended September 30, 2020, we are reporting our financial results consistent with our newly realigned operating segments and have recast certain prior period amounts to conform to the way we internally manage our businesses and monitor segment performance. Our new structure aligns our company around five reportable segments: (1) Subsea Robotics; (2) Manufactured Products; (3) Offshore Projects Group; (4) Integrity Management & Digital Solutions; and (5) Aerospace and Defense Technologies.
Our Energy Services and Products business leverages our asset base and capabilities for providing services and products for offshore energy operations, inclusive of the offshore renewable energy market. Our Energy Services and Products segments are:
• Subsea Robotics—Our Subsea Robotics segment consists of our prior ROV segment, plus ROV tooling (previously in our Subsea Products segment) and survey services (previously in our Subsea Projects segment). Our Subsea Robotics segment provides the following:
◦ ROVs for drilling support and vessel-based services, including subsea hardware installation, construction, pipeline inspection, survey and facilities inspection, maintenance and repair;
◦ ROV tooling; and
◦ survey services, including hydrographic survey and positioning services and autonomous underwater vehicles for geoscience.

• Manufactured Products—Our Manufactured Products segment consists of our prior Manufactured Products Business unit (previously in our Subsea Products segment) as well as commercial theme park entertainment systems and automated guided vehicle technology (both previously in our Advanced Technologies segment). Our Manufactured Products segment provides the following:
◦ distribution and connection systems including production control umbilicals and field development hardware and pipeline connection and repair systems to the energy industry; and
◦ automated guided vehicle technology and entertainment systems to a variety of industries.
• Offshore Projects Group—Our OPG segment consists of our prior Subsea Projects segment less survey services, maritime shipping and global data solutions (“GDS”) plus our Service and Rental business unit (previously in our Subsea Products segment). Our OPG segment provides the following:
◦ subsea installation and intervention, including riserless light well intervention services, inspection, maintenance and repair (“IMR”) services, principally in the U.S. Gulf of Mexico and offshore Angola, utilizing owned and charter vessels;
◦ installation and workover control systems and ROV workover control systems;
◦ project management and engineering; and
◦ seabed preparation, route clearance and trenching services for submarine cables for the renewable energy markets.
• Integrity Management & Digital Solutions—Our IMDS segment consists of our prior Asset Integrity segment plus our GDS and maritime shipping (both previously in our Subsea Projects segment). Our IMDS segment provides the following:
◦ asset integrity management services;
◦ software and analytical solutions for the bulk cargo maritime industry; and
◦ software, digital and connectivity solutions for the energy industry.
Our Aerospace and Defense Technologies segment consists of our prior Government business unit (previously in our Advanced Technologies segment). Our ADTech segment provides services and products include engineering and related manufacturing in defense and space exploration activities, principally to U.S. government agencies and their prime contractors.
Unallocated Expenses are those not associated with a specific business segment. These consist of expenses related to our incentive and deferred compensation plans, including restricted stock and bonuses, as well as other general expenses, including corporate administrative expenses.

The table that follows presents revenue, income (loss) from operations and depreciation and amortization expense by business segment:

	Year Ended December 31,
(in thousands)	2020	2019 *	2018 *
Revenue
Energy Services and Products
Subsea Robotics	$493,332	$583,652	$513,701
Manufactured Products	477,419	498,350	431,459
OPG	289,127	380,966	413,598
IMDS	226,938	266,086	273,575
Total Energy Services and Products	1,486,816	1,729,054	1,632,333
ADTech	341,073	319,070	277,149
Total	$1,827,889	$2,048,124	$1,909,482
Income (Loss) from Operations
Energy Services and Products
Subsea Robotics	$(65,817)	$11,627	$(46,572)
Manufactured Products	(88,253)	5,730	14,028
OPG	(105,680)	(170,013)	(36,909)
IMDS	(121,675)	(52,527)	546
Total Energy Services and Products	(381,425)	(205,183)	(68,907)
ADTech	56,023	42,574	32,734
Unallocated Expenses	(120,677)	(128,104)	(109,309)
Total	$(446,079)	$(290,713)	$(145,482)
Depreciation and Amortization Expense
Energy Services and Products
Subsea Robotics	$212,621	$140,087	$183,958
Manufactured Products	66,772	20,732	22,562
OPG	115,288	58,044	62,542
IMDS	127,221	37,160	17,027
Total Energy Services and Products	521,902	256,023	286,089
ADTech	2,666	2,644	2,774
Unallocated Expenses	4,327	4,760	4,727
Total	$528,895	$263,427	$293,590

* Recast to reflect segment changes.
We determine income from operations for each business segment before interest income or expense, other income (expense) and provision for income taxes. We do not consider an allocation of these items to be practical.
Revenue
No individual customer accounted for more than 10% of our consolidated revenue during 2020. During 2019, revenue from one customer, BP plc and subsidiaries, accounted for 10% of our total consolidated annual revenue. During 2018, revenue from Royal Dutch Shell and subsidiaries, accounted for 10% of our total consolidated annual revenue.
Income (Loss) from Operations
Year ended December 31, 2020—During the year ended December 31, 2020, we recorded adjustments attributable to each of our reporting segments as follows:

	For the Year Ended December 31, 2020
(in thousands)	Subsea Robotics	Manufactured Products	OPG	IMDS	ADTech	Unallocated Expenses	Total
Adjustments for the effects of:
Long-lived assets impairments	$—	$61,074	$8,826	$545	$—	$—	$70,445
Long-lived assets write-offs	7,328	—	16,644	170	—	—	24,142
Inventory write-downs	7,038	—	—	—	—	—	7,038
Goodwill impairment	102,118	52,263	66,285	123,214	—	—	343,880
Other	5,055	2,266	8,590	4,272	572	455	21,210
Total of adjustments	$121,539	$115,603	$100,345	$128,201	$572	$455	$466,715

Year ended December 31, 2019—During the year ended December 31, 2019, we recorded adjustments attributable to each of our reporting segments as follows:

	For the Year Ended December 31, 2019 *
(in thousands)	Subsea Robotics	Manufactured Products	OPG	IMDS	ADTech	Unallocated Expenses	Total
Adjustments for the effects of:
Long-lived assets impairments	$—	$—	$142,615	$16,738	$—	$—	$159,353
Long-lived assets write-offs	11,340	482	18,723	14,108	—	—	44,653
Inventory write-downs	15,433	2,107	2,771	719	255		21,285
Goodwill impairment	—	—	—	14,713	—	—	14,713
Other	4,228	757	3,526	3,082	102	56	11,751
Total of adjustments	$31,001	$3,346	$167,635	$49,360	$357	$56	$251,755

* Recast to reflect segment changes.
Year ended December 31, 2018—During the year ended December 31, 2018, we recorded adjustments attributable to each of our reporting segments as follows:

	For the Year Ended December 31, 2018*
(in thousands)	Subsea Robotics	Manufactured Products	OPG	IMDS	ADTech	Unallocated Expenses	Total
Adjustments for the effects of:
Long-lived assets write-offs	$617	$1,531	$5,543	$—	$—	$—	$7,691
Goodwill impairment	51,168	—	17,750	7,531	—	—	76,449
Total of adjustments	$51,785	$1,531	$23,293	$7,531	$—	$—	$84,140

* Recast to reflect segment changes.
Depreciation and Amortization Expense
Depreciation expense on property and equipment, reflected in the Depreciation and Amortization Expense table above, was $170 million, $212 million and $200 million in 2020, 2019 and 2018, respectively.
Amortization expense on long-lived intangible assets, reflected in the Depreciation and Amortization Expense table above, was $15 million, $36 million and $18 million in 2020, 2019 and 2018, respectively.
Goodwill impairment expense, reflected in the Depreciation and Amortization Expense table above, was $344 million, $15 million and $76 million in 2020, 2019 and 2018, respectively. See “Income (Loss) from Operations” above for amounts attributable to each segment.
We recorded the write-downs and write-offs of certain equipment and intangible assets, reflected in our depreciation expense, of $14 million, $45 million and $4.2 million in 2020, 2019 and 2018, respectively. We also recorded the write-offs of certain intangible assets, reflected in our amortization expense, of $10 million and $3.4 million in 2020 and 2018, respectively. See “Income (Loss) from Operations” above for amounts attributable to each segment.
Assets, Property and Equipment, Net and Goodwill
The following table presents Assets, Property and Equipment, net and Goodwill by business segment:

	December 31,
(in thousands)	2020	2019 *
Assets
Energy Services and Products
Subsea Robotics	$487,505	$765,015
Manufactured Products	436,835	607,674
OPG	359,844	504,139
IMDS	80,123	236,137
Total Energy Services and Products	1,364,307	2,112,965
ADTech	112,294	138,772
Corporate and Other	569,241	488,926
Total	$2,045,842	$2,740,663
Property and Equipment, Net
Energy Services and Products
Subsea Robotics	$252,221	$336,038
Manufactured Products	94,600	151,259
OPG	212,990	255,425
IMDS	12,018	13,403
Total Energy Services and Products	571,829	756,125
ADTech	7,892	9,574
Corporate and Other	11,386	10,833
Total	$591,107	$776,532
Goodwill
Energy Services and Products
Subsea Robotics	$24,562	$129,402
Manufactured Products	—	52,828
OPG	—	73,352
IMDS	—	139,043
Total Energy Services and Products	24,562	394,625
ADTech	10,454	10,454
Total	$35,016	$405,079

* Recast to reflect segment changes.
All assets specifically identified with a particular business segment have been segregated. Cash and cash equivalents, certain other current assets, certain investments and certain other assets have not been allocated to particular business segments and are included in Corporate and Other.

Capital Expenditures
The following table presents Capital Expenditures, including business acquisitions, by business segment:

	Year Ended December 31,
(in thousands)	2020	2019 *	2018 *
Capital Expenditures
Energy Services and Products
Subsea Robotics	$14,624	$72,663	$50,696
Manufactured Products	1,220	17,522	8,816
OPG	33,647	42,400	110,649
IMDS	3,488	8,529	4,387
Total Energy Services and Products	52,979	141,114	174,548
ADTech	1,462	2,243	2,457
Corporate and Other	6,246	4,327	1,033
Total	$60,687	$147,684	$178,038

* Recast to reflect segment changes.
Geographic Operating Areas
Revenue is based on location where services are performed and products are manufactured, as summarized in the following table:

	Year Ended December 31,
(in thousands)	2020	2019	2018
Revenue
Foreign:
Africa	$198,505	$292,818	$239,959
United Kingdom	241,168	256,348	203,391
Norway	202,379	217,762	185,552
Asia and Australia	149,798	174,769	163,843
Brazil	84,636	93,511	64,004
Other	90,541	91,591	103,548
Total Foreign	967,027	1,126,799	960,297
United States	860,862	921,325	949,185
Total	$1,827,889	$2,048,124	$1,909,482

On January 1, 2019 we adopted the lease standard, Topic 842, which requires lessees to recognize right-of-use assets. For 2020 and 2019, $141 million and $163 million of right-of-use operating lease assets are included in the following table which summarizes Property and Equipment, Net and Right-of-Use Operating Lease Assets by geographic area:

	December 31,
(in thousands)	2020	2019
Property and Equipment, Net and Right-of-Use Operating Lease Assets
Foreign:
Norway	$85,844	$90,956
Africa	58,976	124,400
United Kingdom	68,874	100,807
Asia and Australia	40,746	54,915
Brazil	68,314	86,254
Other	23,900	18,646
Total Foreign	346,654	475,978
United States	385,659	463,792
Total	$732,313	$939,770

12. EMPLOYEE BENEFIT PLANS
Retirement Investment Plans
We have several employee retirement investment plans that, taken together, cover most of our full-time employees. The Oceaneering Retirement Investment Plan is a 401(k) plan in which U.S. employees may participate by deferring a portion of their gross monthly salary and directing us to contribute the deferred amount to the plan. We match a portion of the employees' deferred compensation. Our contributions to the 401(k) plan were $14 million, $19 million and $18 million for the plan years ended December 31, 2020, 2019 and 2018, respectively.
We also make matching contributions to foreign employee savings plans similar in nature to a 401(k) plan. In 2020, 2019 and 2018, these contributions, principally related to plans associated with U.K. and Norwegian subsidiaries, were $11 million, $12 million and $11 million, respectively.
The Oceaneering International, Inc. Supplemental Executive Retirement Plan covers selected key management employees and executives, as approved by the Compensation Committee of our Board of Directors (the “Compensation Committee”). Under this plan, we accrue an amount determined as a percentage of the participant's gross monthly salary and the amounts accrued are treated as if they are invested in one or more investment vehicles pursuant to this plan. Expenses related to this plan during 2020, 2019 and 2018 were $1.9 million, $3.0 million and $2.8 million, respectively.
Incentive Plan
Under our Second Amended and Restated 2010 Incentive Plan and our 2020 Incentive Plan (together the “Incentive Plans”), shares of our common stock are made available for awards to employees and nonemployee members of our Board of Directors.
The Incentive Plans are administered primarily by the Compensation Committee; however, the full Board of Directors makes determinations regarding awards to nonemployee directors under the Incentive Plans. The Compensation Committee or our Board of Directors, as applicable, determines the type(s) of award(s) to be made to each participant and sets forth in the related award agreement the terms, conditions and limitations applicable to each award. Stock options, stock appreciation rights and stock and cash awards may be made under the Incentive Plans. There are no options outstanding under either Incentive Plan. We have not granted any stock options since 2005 and the Compensation Committee has expressed its intention to refrain from using stock options as a component of employee compensation for our executive officers and other employees for the foreseeable future. Additionally, the Board of Directors has expressed its intention to refrain from using stock options as a component of nonemployee director compensation for the foreseeable future.

In 2020, 2019 and 2018, the Compensation Committee granted awards of performance units to certain of our key executives and employees. The performance units awarded are scheduled to vest in full on the third anniversary of the applicable award dates, or pro rata over three years if the participant meets certain age and years of service requirements. The Compensation Committee and the Board of Directors approved specific financial goals and measures (as defined), for each of the three-year periods ending December 31, 2022, 2021 and 2020 to be used as the basis for the final value of the performance units. The final value of the performance unit granted may range from $0 to $200 in each of 2020, 2019 and 2018. Upon vesting and determination of value, the value of the performance units will be payable in cash. Compensation expense related to the performance units was $7.6 million, $9.7 million and $3.9 million in 2020, 2019 and 2018, respectively. As of December 31, 2020, there were 280,978 performance units outstanding.
During 2020, 2019 and 2018, the Compensation Committee granted restricted units of our common stock to certain of our key executives and employees. During 2020, 2019 and 2018, our Board of Directors granted restricted common stock to our nonemployee directors. Over 80%, 80% and 85% of the grants made to our employees in 2020, 2019 and 2018, respectively, vest in full on the third anniversary of the award date, conditional upon continued employment. The remainder of the grants made to employees vest pro rata over three years, as these participants meet certain age and years-of-service requirements. For the grants of restricted stock units to each of the participant employees, the participant will be issued one share of our common stock for each of the participant's vested restricted stock units at the earlier of three years or, if the participant vested earlier after meeting the age and service requirements, following termination of employment or service. The grants of restricted stock to our nonemployee directors vest in full on the first anniversary of the applicable award dates, conditional upon continued service as a director.
The Compensation Committee has a policy that Oceaneering will not provide U.S. federal income tax gross-up payments to any of its directors or executive officers in connection with future awards of restricted stock or stock units.
The additional tax charge realized from tax deductions less than the financial statement expense of our restricted stock grants was $1.0 million, $1.0 million and $2.1 million in 2020, 2019 and 2018, respectively. The 2020, 2019 and 2018 charges were recognized in our Consolidated Statements of Operations.
The following is a summary of our restricted stock and restricted stock unit activity for 2020, 2019 and 2018:

	Number	Weighted Average Fair Value	Aggregate Intrinsic Value
Balance as of December 31, 2017	1,181,805	32.84
Granted	653,286	18.05
Issued	(320,147)	47.62	$5,993,000
Forfeited	(71,047)	24.87
Balance as of December 31, 2018	1,443,897	23.27
Granted	957,734	18.12
Issued	(495,527)	48.65	$8,154,000
Forfeited	(164,769)	22.86
Balance as of December 31, 2019	1,741,335	22.62
Granted	1,007,383	10.23
Issued	(489,035)	25.55	$5,821,000
Forfeited	(304,337)	18.13
Balance as of December 31, 2020	1,955,346	16.20

The restricted stock units granted in 2020, 2019 and 2018 carry no voting rights and no dividend rights. Each grantee of shares of restricted common stock is deemed to be the record owner of those shares during the restriction period, with the right to vote and receive any dividends on those shares.
Grants of restricted stock units are valued at their estimated fair values as of their respective grant dates. The grants in 2020, 2019 and 2018 were subject only to vesting conditioned on continued employment or service as a nonemployee director; therefore, these grants were valued at the grant date fair market value using the closing price of our stock on the New York Stock Exchange.

Compensation expense under the restricted stock plans was $7.5 million, $10 million and $10 million for 2020, 2019 and 2018, respectively. As of December 31, 2020, we had $8.6 million of future expense to be recognized related to our restricted stock unit plans over a weighted average remaining life of 1.6 years.
Post-Employment Benefit
Pursuant to a service agreement we entered into with our Chairman of the Board of Directors, we are obligated to provide for medical coverage on an after-tax basis to him, his spouse and two adult children for their lives. Our total accrued liabilities, current and long-term, under this post-employment benefit were $1.8 million and $2.5 million as of December 31, 2020 and 2019, respectively.

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
(in thousands, except per share data)

	2020
Quarter Ended	March 31	June 30	Sept. 30	Dec. 31	Total
Revenue	$536,668	$427,216	$439,743	$424,262	$1,827,889
Gross margin	46,752	42,537	29,651	45,001	163,941
Income (loss) from operations	(380,757)	(5,182)	(60,620)	480	(446,079)
Net income (loss)	(367,598)	(24,788)	(79,365)	(25,000)	(496,751)
Diluted earnings (loss) per share	$(3.71)	$(0.25)	$(0.80)	$(0.25)	$(5.01)
Weighted average number of diluted shares outstanding	99,055	99,273	99,297	99,306	99,233

	2019
Quarter Ended	March 31	June 30	Sept. 30	Dec. 31	Total
Revenue	$493,886	$495,781	$497,647	$560,810	$2,048,124
Gross margin	27,587	41,983	49,061	(20,387)	98,244
Income (loss) from operations	(21,714)	(9,635)	(5,194)	(254,170)	(290,713)
Net income (loss)	(24,827)	(35,182)	(25,523)	(262,912)	(348,444)
Diluted earnings (loss) per share	$(0.25)	$(0.36)	$(0.26)	$(2.66)	$(3.52)
Weighted average number of diluted shares outstanding	98,714	98,929	98,930	98,930	98,876