Form 10-Q
period 2021-03-31
OCEANEERING INTERNATIONAL INC
filed 2021-04-30
CIK 73756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☑ Yes   ☐  No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☑  Yes   ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
☐ Yes   ☑ No
Number of shares of Common Stock outstanding as of April 23, 2021: 99,752,541

Oceaneering International, Inc.
Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	Mar 31, 2021	Dec 31, 2020
(in thousands, except share data)
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$442,743	$452,016
Accounts receivable, net	284,480	296,214
Contract assets, net	245,347	221,997
Inventory, net	130,612	141,241
Other current assets	58,335	58,795
Total Current Assets	1,161,517	1,170,263
Property and equipment, at cost	2,448,726	2,456,602
Less accumulated depreciation	1,887,076	1,865,495
Net property and equipment	561,650	591,107
Other Assets:
Goodwill	35,065	35,016
Other noncurrent assets	107,829	108,250
Right-of-use operating lease assets	137,463	141,206
Total other assets	280,357	284,472
Total Assets	$2,003,524	$2,045,842
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$92,515	$94,207
Accrued liabilities	276,322	292,863
Contract liabilities	47,906	50,046
Total current liabilities	416,743	437,116
Long-term debt	804,888	805,251
Long-term operating lease liabilities	150,229	156,074
Other long-term liabilities	83,319	89,244
Commitments and contingencies
Equity:
Common stock, par value $0.25 per share; 360,000,000 shares authorized; 110,834,088 shares issued	27,709	27,709
Additional paid-in capital	168,411	192,492
Treasury stock; 11,081,546 and 11,525,725 shares, at cost	(634,585)	(660,021)
Retained earnings	1,341,855	1,351,220
Accumulated other comprehensive loss	(361,108)	(359,306)
Oceaneering shareholders' equity	542,282	552,094
Noncontrolling interest	6,063	6,063
Total equity	548,345	558,157
Total Liabilities and Equity	$2,003,524	$2,045,842

The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
(in thousands, except per share data)	2021	2020
Revenue	$437,553	$536,668
Cost of services and products	380,896	489,916
Gross margin	56,657	46,752
Selling, general and administrative expense	42,874	55,741
Long-lived assets impairments	—	68,763
Goodwill impairment	—	303,005
Income (loss) from operations	13,783	(380,757)
Interest income	519	1,277
Interest expense, net of amounts capitalized	(10,407)	(12,462)
Equity in income (losses) of unconsolidated affiliates	534	1,197
Other income (expense), net	(1,453)	(7,128)
Income (loss) before income taxes	2,976	(397,873)
Provision (benefit) for income taxes	12,341	(30,275)
Net Income (Loss)	$(9,365)	$(367,598)

Weighted-average shares outstanding
Basic	99,461	99,055
Diluted	99,461	99,055
Earnings (loss) per share
Basic	$(0.09)	$(3.71)
Diluted	$(0.09)	$(3.71)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three Months Ended March 31,
(in thousands)	2021	2020
Net income (loss)	$(9,365)	$(367,598)
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	(2,856)	(70,325)
Change in unrealized gains for available-for-sale debt securities (1)	1,054	—
Total other comprehensive income (loss)	(1,802)	(70,325)
Comprehensive income (loss)	$(11,167)	$(437,923)

(1)	There is no income tax expense associated with the three months ended March 31, 2021 due to reversal of a valuation allowance.

The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
(in thousands)	2021	2020
Cash Flows from Operating Activities:
Net income (loss)	$(9,365)	$(367,598)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization, including goodwill impairment	36,471	356,196
Loss on impairment of long-lived assets	—	68,763
Deferred income tax provision (benefit)	(1,136)	(8,405)
Net loss (gain) on sales of property and equipment	152	16
Noncash compensation	3,161	3,116
Noncash impact of lease accounting	(2,542)	647
Excluding the effects of acquisitions, increase (decrease) in cash from:
Accounts receivable and contract assets	(11,616)	30,303
Inventory	10,628	8,384
Proceeds from interest rate swaps	—	12,840
Other operating assets	(1,672)	(11,504)
Currency translation effect on working capital, excluding cash	(670)	(9,302)
Current liabilities	(20,373)	(102,784)
Other operating liabilities	(4,761)	(12,822)
Total adjustments to net income (loss)	7,642	335,448
Net Cash Provided by (Used in) Operating Activities	(1,723)	(32,150)
Cash Flows from Investing Activities:
Purchases of property and equipment	(10,699)	(27,229)
Proceeds from redemption of investments in Angolan bonds	2,361	—
Distributions of capital from unconsolidated affiliates	1,195	405
Proceeds from sale of property and equipment	2,136	118
Net Cash Provided by (Used in) Investing Activities	(5,007)	(26,706)
Cash Flows from Financing Activities:
Other financing activities	(1,806)	(1,668)
Net Cash Provided by (Used in) Financing Activities	(1,806)	(1,668)
Effect of exchange rates on cash	(737)	(5,671)
Net Increase (Decrease) in Cash and Cash Equivalents	(9,273)	(66,195)
Cash and Cash Equivalents—Beginning of Period	452,016	373,655
Cash and Cash Equivalents—End of Period	$442,743	$307,460

The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Oceaneering Shareholders' Equity	Non-controlling Interest	Total Equity
(in thousands)
Balance, December 31, 2020	$27,709	$192,492	$(660,021)	$1,351,220	$(359,306)	$552,094	$6,063	$558,157
Net income (loss)	—	—	—	(9,365)	—	(9,365)	—	(9,365)
Other comprehensive income (loss)	—	—	—	—	(1,802)	(1,802)	—	(1,802)
Restricted stock unit activity	—	(13,642)	14,997	—	—	1,355	—	1,355
Restricted stock activity	—	(10,439)	10,439	—	—	—	—	—
Balance, March 31, 2021	$27,709	$168,411	$(634,585)	$1,341,855	$(361,108)	$542,282	$6,063	$548,345

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Oceaneering Shareholders' Equity	Non-controlling Interest	Total Equity
(in thousands)
Balance, December 31, 2019	$27,709	$207,130	$(681,640)	$1,850,244	$(334,097)	$1,069,346	$6,063	$1,075,409
Cumulative effect of ASC 326 adoption	—	—	—	(2,273)	—	(2,273)	—	(2,273)
Net income (loss)	—	—	—	(367,598)	—	(367,598)	—	(367,598)
Other comprehensive income (loss)	—	—	—	—	(70,325)	(70,325)	—	(70,325)
Restricted stock unit activity	—	(11,816)	13,262	—	—	1,446	—	1,446
Restricted stock activity	—	(5,992)	5,992	—	—	—	—	—
Balance, March 31, 2020	$27,709	$189,322	$(662,386)	$1,480,373	$(404,422)	$630,596	$6,063	$636,659

The accompanying Notes are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    SUMMARY OF MAJOR ACCOUNTING POLICIES

Basis of Presentation. Oceaneering International, Inc. (“Oceaneering,” “we” or “us”) has prepared these unaudited consolidated financial statements pursuant to instructions for quarterly reports on Form 10-Q, which we are required to file with the United States Securities and Exchange Commission (the “SEC”). These financial statements do not include all information and footnotes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). These financial statements reflect all adjustments that we believe are necessary to present fairly our financial position as of March 31, 2021 and our results of operations and cash flows for the periods presented. Except as otherwise disclosed herein, all such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in our annual report on Form 10-K for the year ended December 31, 2020. The results for interim periods are not necessarily indicative of annual results.
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
Recasting of Certain Prior Period Information. In the third quarter of 2020, we changed our organizational structure as part of the transformation to realign our businesses to achieve greater cost efficiencies and to bring together business units that frequently work together and promote increased synergies in bidding, project management and the use of offshore technicians. As a result, information that our chief operating decision maker regularly reviews changed. Therefore, for the three-month period ended March 31, 2021, we are reporting our financial results consistent with our newly realigned operating segments and have recast certain prior period amounts to conform to the way we now manage our businesses and monitor segment performance as described in Note 3–“Revenue” and Note 10–“Business Segment Information.” We also changed our reporting units to realign with the changes in our operating segments and reassessed impairments for long-lived assets and goodwill as described in Note 4–“Impairments.”
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
We are monitoring the impacts from the coronavirus (COVID-19) outbreak and volatility in the oil and natural gas markets on our customers and various counterparties. We have considered the current and expected economic and market conditions, as a result of COVID-19, in determining credit loss expense for the three-month periods ended March 31, 2021 and 2020.
As of March 31, 2021, our allowance for credit losses was $1.5 million for accounts receivable and $0.6 million for other receivables.
Financial assets are written off when deemed uncollectible and there is no reasonable expectation of recovering the contractual cash flows. During the three-month period ended March 31, 2021, we wrote off accounts receivable of $2.4 million that previously had been reserved.
We have elected to apply the practical expedient available under Accounting Series Codification (“ASC”) 326 to exclude the accrued interest receivable balance that is included in our held-to-maturity loans receivable. The amount excluded as of March 31, 2021 was $1.3 million.
Accounts receivable are considered to be past-due after the end of the contractual terms agreed to with the customer. There were no material past-due amounts that we consider uncollectible for our financial assets as of March 31, 2021. We generally do not require collateral from our customers.
Inventory. Inventory is valued at the lower of cost or net realizable value. We determine cost using the weighted-average method. We periodically review the value of items in inventory and record write-downs or write-offs of inventory based on our assessment of market conditions. Write-downs and write-offs are charged to cost of services and products. We did not record any write-downs or write-offs of inventory in the in the three-month periods ended March 31, 2021 and 2020.
Property and Equipment, Long-Lived Intangible Assets and Right-of-Use Operating Lease Assets. We provide for depreciation of property and equipment on the straight-line method over estimated useful lives. We charge the costs of repair and maintenance of property and equipment to operations as incurred, and we capitalize the costs of improvements that extend asset lives or functionality. Upon the disposition of property and equipment, the related cost and accumulated depreciation accounts are relieved, and any resulting gain or loss is included as an adjustment to cost of services and products.
We capitalize interest on assets where the construction period is anticipated to be more than three months. We did not capitalize interest in the three-month periods ended March 31, 2021 and 2020. We do not allocate general administrative costs to capital projects.
Long-lived intangible assets, primarily acquired in connection with business combinations, include trade names, intellectual property and customer relationships and are being amortized over their respective estimated useful lives.
Our management periodically, and upon the occurrence of a triggering event, reviews the realizability of our property and equipment, long-lived intangible assets and right-of-use operating lease assets to determine whether any events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable. For long-lived assets to be held and used, we base our evaluation on impairment indicators such as the nature of the assets, the future economic benefits of the assets, any historical or future profitability measurements and other external market conditions or factors that may be present. If such impairment indicators are present or other factors exist that indicate that the carrying amount of an asset may not be recoverable, we determine whether an impairment has occurred through the use of an undiscounted cash flows analysis of the asset at the lowest level for which identifiable cash flows exist. If an impairment has occurred, we recognize a loss for the difference between the carrying amount and the fair value of the asset. For additional information regarding write-downs and write-offs of property and equipment, long-lived intangible assets and right-of-use operating lease assets in the three-month period ended March 31, 2020, see Note 4—“Impairments” and Note 10—“Business Segment Information.” We did not identify indicators of impairment for property and equipment, long-lived intangible assets and right-of-use operating lease assets for the three-month period ended March 31, 2021.
For assets held for sale or disposal, the fair value of the asset is measured using fair market value less estimated costs to sell. Assets are classified as held for sale when we have a plan for disposal of certain assets and those assets meet the held for sale criteria.
For additional information regarding right-of-use operating lease assets, see “Leases” below.
Goodwill. Our goodwill is evaluated for impairment annually and whenever we identify certain triggering events or circumstances that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

In our annual evaluation of goodwill, we perform a qualitative or quantitative impairment test. Under the qualitative approach, if we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we are required to perform the quantitative analysis to determine the fair value for the reporting unit. We then compare the fair value of the reporting unit with its carrying amount and recognize an impairment loss for the amount by which the carrying amount exceeds the fair value of the reporting unit. The loss recognized should not exceed the total amount of goodwill allocated to the reporting unit. We also consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. For additional information regarding impairments of goodwill three-month period ended March 31, 2020, see Note 4—“Impairments” and Note 10—“Business Segment Information.” We did not identify indicators of impairment for goodwill for the three-month period ended March 31, 2021.
Foreign Currency Translation. The functional currency for most of our foreign subsidiaries is the applicable local currency. Results of operations for foreign subsidiaries with functional currencies other than the U.S. dollar are translated into U.S. dollars using average exchange rates during the period. Assets and liabilities of these foreign subsidiaries are translated into U.S. dollars using the exchange rates in effect as of the balance sheet date, and the resulting translation adjustments are recognized, net of tax, in accumulated other comprehensive income (loss) as a component of shareholders' equity. All foreign currency transaction gains and losses are recognized currently in the Consolidated Statements of Operations. We recorded $(1.9) million and $(7.1) million of foreign currency transaction gains (losses) in the three-month periods ended March 31, 2021 and 2020, respectively, and those amounts are included as a component of other income (expense), net in our Consolidated Statement of Operations.
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
We account for significant fixed-price contracts, mainly relating to our Manufactured Products segment, and to a lesser extent in our Offshore Projects Group (“OPG”) and Aerospace and Defense Technologies (“ADTech”) segments, by recognizing revenue over time using an input, cost-to-cost measurement percentage-of-completion method. We use the input cost-to-cost method to faithfully depict revenue recognition. This commonly used method allows appropriate calculation of progress on our contracts. A performance obligation is satisfied as we create a product on behalf of the customer over the life of the contract. The remainder of our revenue is recognized at the point in time when control transfers to the customer, thus satisfying the performance obligation.
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
We apply judgment in the determination and allocation of transaction price to performance obligations, and the subsequent recognition of revenue, based on the facts and circumstances of each contract. We routinely review estimates related to our contracts and, when required, reflect revisions to profitability in earnings immediately. If an element of variable consideration has the potential for a significant future reversal of revenue, we will constrain that variable consideration to a level intended to remove the potential future reversal. If a current estimate of total contract cost indicates an ultimate loss on a contract, we recognize the projected loss in full when we determine it. In prior years, we have recorded adjustments to earnings as a result of revisions to contract estimates; however, we did not have any material adjustments during the three months ended March 31, 2021 and 2020. There could be significant adjustments to overall contract costs in the future, due to changes in facts and circumstances.
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
As a lessor, we lease certain types of equipment along with the provision of services and utilize the expedient allowing us to combine the lease and non-lease components into a combined component that is accounted for (1) under “Leases” (“ASC 842”), when the lease component is predominant, and (2) under the accounting standard “Revenue from Contracts with Customers” (“ASC 606”), when the service component is predominant. In general, when we have a service component, it is typically the predominant element and leads to accounting under ASC 606.
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

2.    ACCOUNTING STANDARDS UPDATE
Recently Adopted Accounting Standards. On January 1, 2021, we adopted Accounting Standards Update (“ASU”) No. 2019-12, “Simplifying the Accounting for Income Taxes” (“ASU 2019-12”), which simplifies the accounting for income taxes, eliminates certain exceptions within Accounting Standards Codification 740 (“ASC 740”), “Income Taxes,” and clarifies certain aspects of the current guidance to promote consistency among reporting entities. Most amendments within the standard are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. Our adoption of ASU 2019-12 on January 1, 2021, did not have a material impact on our consolidated financial statements.
Recently Issued Accounting Standards. In March 2020, the Financial Accounting Standards Board issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” which provides temporary optional expedients and exceptions to existing guidance on applying contract modifications and hedge accounting to facilitate the market transition from existing reference rates, such as the London Interbank Offered Rate (“LIBOR”), which is scheduled to be phased out in June 2023, to alternate rates such as the Secured Overnight Financing Rate (“SOFR”). This ASU was effective upon issuance and can be applied prospectively through December 31, 2022. We continue to evaluate the impact and do not expect this ASU to have a material impact on our consolidated financial statements.

3.    REVENUE

Revenue by Category

The following tables presents revenue disaggregated by business segment, geographical region, and timing of transfer of goods or services.

	Three Months Ended
(in thousands)	Mar 31, 2021	Mar 31, 2020 *
Business Segment:
Energy Services and Products
Subsea Robotics	$119,119	$139,770
Manufactured Products	86,825	166,534
Offshore Projects Group	89,234	74,254
Integrity Management & Digital Solutions	54,048	64,729
Total Energy Services and Products	349,226	445,287
Aerospace and Defense Technologies	88,327	91,381
Total	$437,553	$536,668

* Recast to reflect segment changes.

	Three Months Ended
(in thousands)	Mar 31, 2021	Mar 31, 2020
Geographic Operating Areas:
Foreign:
Africa	$62,792	$63,417
Norway	52,294	52,184
United Kingdom	43,180	60,787
Asia and Australia	37,547	45,680
Brazil	20,653	26,489
Other	20,435	24,659
Total Foreign	236,901	273,216
United States	200,652	263,452
Total	$437,553	$536,668

Timing of Transfer of Goods or Services:
Revenue recognized over time	$408,173	$498,307
Revenue recognized at a point in time	29,380	38,361
Total	$437,553	$536,668

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

The following table provides information about contract assets and contract liabilities from contracts with customers.

	Three months ended
(in thousands)	Mar 31, 2021	Mar 31, 2020
Total contract assets, beginning of period	$221,997	$221,288
Revenue accrued	411,653	455,014
Amounts billed	(388,303)	(439,195)
Total contract assets, end of period	$245,347	$237,107

Total contract liabilities, beginning of period	$50,046	$117,342
Deferrals of milestone payments	24,637	10,625
Recognition of revenue for goods and services	(26,777)	(66,038)
Total contract liabilities, end of period	$47,906	$61,929

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

Performance Obligations

As of March 31, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations that were unsatisfied (or partially unsatisfied) was $188 million. In arriving at this value, we have used two practical expedients available to us and are not disclosing amounts in relation to performance obligations: (1) that are part of contracts with an original expected duration of one year or less; or (2) on contracts where we recognize revenue in line with the billing. Of this amount, we expect to recognize revenue of $144 million over the next 12 months, and we expect to recognize substantially all of the remaining balance of $44 million within the next 24 months.
Due to the nature of our service contracts in our Subsea Robotics, OPG, Integrity Management & Digital Solutions (“IMDS”) and ADTech segments, the majority of our contracts either have initial contract terms of one year or less or have customer option cancellation clauses that lead us to consider the original expected duration of one year or less.
In our Manufactured Products and ADTech segments, we have long-term contracts that extend beyond one year, and these make up the majority of the performance obligations balance reported as of March 31, 2021. We also have shorter-term product contracts with an expected original duration of one year or less that have been excluded.
Where appropriate, we have made estimates within the transaction price of elements of variable consideration within the contracts and constrained those amounts to a level where we consider it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. The amount of revenue recognized in the three months ended March 31, 2021 that was associated with performance obligations completed or partially completed in prior periods was not significant.
As of March 31, 2021, there were no significant outstanding liability balances for refunds or returns due to the nature of our contracts and the services and products we provide. Our warranties are limited to assurance warranties that are of a standard length and are not considered to be material rights. The majority of our contracts consist of a single performance obligation. When there are multiple obligations, we look for observable evidence of stand-alone selling prices on which to base the allocation. This involves judgment as to the appropriateness of the observable evidence relating to the facts and circumstances of the contract. If we do not have observable evidence, we estimate stand-alone selling prices by taking a cost-plus-margin approach, using typical margins from the type of product or service, customer and regional geography involved.

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

Costs to fulfill a contract primarily consist of certain mobilization costs incurred to provide services or products to our customers. These costs are deferred and amortized over the period of contract performance. The closing balance of costs to fulfill a contract was $8.1 million and $8.3 million as of March 31, 2021 and December 31, 2020, respectively. For the three-month periods ended March 31, 2021 and 2020, we recorded amortization expense of $1.0 million and $1.9 million, respectively. No impairment costs were recognized.

4.    IMPAIRMENTS

Goodwill
We did not identify any triggering events and, accordingly, no impairments of goodwill were recorded in the three-month period ended March 31, 2021.
During the first quarter of 2020, due to the protracted energy downturn compounded by demand destruction resulting from the adverse impacts of the COVID-19 pandemic and insufficient control of crude oil supply levels during the quarter, as well as our customers' continued focus on cost discipline, we determined that impairment indicators were present and we were required to perform a quantitative analysis for our Subsea Products–Service, Technology and Rentals (“ST&R”), Subsea Products–Manufactured Products, Subsea Projects, Asset Integrity and Advanced Technologies–Commercial reporting units. Based on these quantitative analyses, the fair value was determined to be less than the carrying value for each of those reporting units, with the exception of Subsea Products–Manufactured Products. As a result, for our Subsea Products–ST&R, Subsea Projects, Asset Integrity and Advanced Technologies–Commercial reporting units, we recorded pre-tax goodwill impairment losses of $51 million, $130 million, $111 million and $11 million, respectively. For our Remotely Operated Vehicles (“ROV”) and Advanced Technologies–Government reporting units, qualitative assessments were performed; and we concluded that it was more likely than not the fair value of each of those reporting units was more than the carrying value of the reporting unit and, therefore, no impairments were recorded for those reporting units.
Our estimates of fair values for our reporting units determined in the first quarter of 2020 required us to use significant unobservable inputs, classified as Level 3 fair value measurements, including assumptions related to future performance, risk-adjusted discount rates, future commodity prices and demand for our services and estimates of expected realizable values. For our cash flow projections for the three-months ended March 31, 2020, we utilized a weighted-average cost of capital ranging from 11% to 15% and a terminal value based on the Gordon Growth Model, assuming an expected long-term growth rate of 2%.
Our third quarter 2020 change in our operating segments resulted in one reporting unit for each of our new segments. The following table reflects goodwill impairments as recorded in the three-month period ended March 31, 2020, and allocated, based on historical cost, to the new reporting segments determined in the third quarter of 2020:

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

For further information regarding goodwill by business segment, see Note 10–“Business Segment Information.”

Property and Equipment and Intangible Assets
We did not identify any triggering events and, accordingly, no impairments of long-lived assets were recorded in the three-month period ended March 31, 2021.
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
•Oceaneering Entertainment Systems and Oceaneering Automated Guided Vehicles (“AGV”) Systems - We utilized a combination of market and cost approaches to measure fair value.
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
As a result, we determined that the carrying values exceeded the estimated fair values and recorded impairments as noted below. Our third quarter 2020 change in operating segments did not result in any changes in our asset groups. The following table reflects long-lived asset impairments as recorded in the three-month period ended March 31, 2020, and assigned to the new reporting segments determined in the third quarter of 2020:

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

5.    INCOME TAXES

Our tax provision is based on (1) our earnings for the period and other factors affecting the tax provision and (2) the operations of foreign branches and subsidiaries that are subject to local income and withholding taxes. Factors that affect our tax rate include our profitability levels in general and the geographical mix from the sources of our results. The effective tax rate for the three-month periods ended March 31, 2021 and 2020 was different than the U.S. federal statutory rate of 21%, primarily due to the geographical mix of operating revenue and results, changes in uncertain tax positions and other discrete items. We do not believe a discussion of the annual effective tax rate is meaningful. We continue to make an assertion to indefinitely reinvest the unrepatriated earnings of any foreign subsidiary that would incur incremental tax consequences upon the distribution of such earnings or deferred taxes related to balance sheet translation gains or losses.

On March 27, 2020, the U.S. Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law in the United States. In accordance with the recently established rules and procedures under the CARES Act, we filed a 2014 refund claim to carry back our U.S. net operating loss generated in 2019 and amended our 2012 and 2013 federal income tax returns impacted by the net operating loss carryback. Prior to the enactment of the CARES Act, such net operating losses could only be carried forward. As a result, we expect to receive combined refunds of approximately $33 million, of which we have received $5.6 million as of March 31, 2021. The remaining refunds are classified as accounts receivable, net, in our consolidated balance sheet as of March 31, 2021. We also realized a non-cash tax benefit of $8.4 million due to the carryback provision of the CARES Act recognized as a reduction in long-term liabilities.
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
We have accrued a net total of $14 million and $15 million in other long-term liabilities on our balance sheet for worldwide unrecognized tax liabilities as of March 31, 2021 and December 31, 2020, respectively. We account for any applicable interest and penalties related to uncertain tax positions as a component of our provision for income taxes in our consolidated financial statements. Changes in our management's judgment related to those liabilities would affect our effective income tax rate in the periods of change.
Our tax returns are subject to audit by taxing authorities in multiple jurisdictions. These audits often take years to complete and settle. The following table lists the earliest tax years open to examination by tax authorities where we have significant operations:

Jurisdiction	Periods
United States	2014
United Kingdom	2019
Norway	2016
Angola	2013
Brazil	2016
Australia	2015

We have ongoing tax audits in various jurisdictions. The outcome of these audits may have an impact on uncertain tax positions for income tax returns subsequently filed in those jurisdictions.

6.    SELECTED BALANCE SHEET INFORMATION
The following is information regarding selected balance sheet accounts:

(in thousands)	Mar 31, 2021	Dec 31, 2020
Inventory:
Remotely operated vehicle parts and components	$64,700	$62,788
Other inventory, primarily raw materials	65,912	78,453
Total	$130,612	$141,241

Other current assets:
Prepaid expenses	$49,171	$48,616
Angolan bonds	9,164	10,179
Total	$58,335	$58,795

Accrued liabilities:
Payroll and related costs	$106,111	$135,042
Accrued job costs	50,193	47,721
Income taxes payable	44,015	35,929
Current operating lease liability	18,975	18,798
Other	57,028	55,373
Total	$276,322	$292,863

7.    DEBT
Long-term debt consisted of the following:

(in thousands)	Mar 31, 2021	Dec 31, 2020
4.650% Senior Notes due 2024	$500,000	$500,000
6.000% Senior Notes due 2028	300,000	300,000
Interest rate swap settlements	10,224	10,870
Unamortized debt issuance costs	(5,336)	(5,619)
Long-term debt	$804,888	$805,251

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

In February 2018, we entered into Agreement and Amendment No. 4 to the Credit Agreement ("Amendment No. 4"). Amendment No. 4 amended the Credit Agreement to, among other things, extend the maturity of the Revolving Credit Facility to January 25, 2023 with the extending lenders, which represent 90% of the existing commitments of the lenders, such that the total commitments for the Revolving Credit Facility will be $500 million until October 25, 2021, and thereafter $450 million until January 25, 2023. As of March 31, 2021, we had no borrowings outstanding under the Revolving Credit Facility.

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

The Credit Agreement contains various covenants that we believe are customary for agreements of this nature, including, but not limited to, restrictions on our ability and the ability of each of our subsidiaries to incur debt, grant liens, make certain investments, make distributions, merge or consolidate, sell assets and enter into certain restrictive agreements. We are also subject to a maximum adjusted total Capitalization Ratio (as defined in the Credit Agreement and which stipulates, that among other items, we exclude any impacts associated with current and prior period impairments) of 55%. The Credit Agreement includes customary events of default and associated remedies. As of March 31, 2021, we were in compliance with all the covenants set forth in the Credit Agreement.

We had two interest rate swaps in place relating to a total of $200 million of the 2024 Senior Notes for the period to November 2024. The agreements swapped the fixed interest rate of 4.65% on $100 million of the 2024 Senior Notes to the floating rate of one-month LIBOR plus 2.426% and on another $100 million to one-month LIBOR plus 2.823%. In March 2020, we settled both interest rate swaps with the counterparty for cash proceeds of $13 million. The settlement resulted in a $13 million increase to our long-term debt balance that will be amortized to interest expense prospectively through the maturity date for the 2024 Senior Notes using the effective interest method. As a result, we amortized $0.6 million to interest expense for the three-month period ended March 31, 2021.

We incurred $6.9 million and $4.2 million of issuance costs related to the 2024 Senior Notes and the 2028 Senior Notes, respectively, and $3.0 million of new loan costs, including costs of the amendments prior to Amendment No. 4, related to the Credit Agreement. These costs, net of accumulated amortization, are included as a reduction of long-term debt on our Consolidated Balance Sheets, as they pertain to the Senior Notes, and in other noncurrent assets, as they pertain to the Credit Agreement. We are amortizing these costs to interest expense through the respective maturity dates for the Senior Notes and to January 2023 for the Credit Agreement using the straight-line method, which approximate the effective interest rate method.

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

We estimated the aggregate fair market value of the Senior Notes to be $779 million as of March 31, 2021, based on quoted prices. Since the market for the Senior Notes is not an active market, the fair value of the Senior Notes is classified within Level 2 in the fair value hierarchy under U.S. GAAP (inputs other than quoted prices in active markets for similar assets and liabilities that are observable or can be corroborated by observable market data for substantially the full terms for the assets or liabilities).

Foreign currency gains (losses) related to the Angolan kwanza of $(1.4) million and $(1.9) million in the three-month periods ended March 31, 2021 and 2020, respectively, were primarily due to the remeasurement of our Angolan kwanza cash balances to U.S. dollars. Foreign currency gain (losses) related to the Brazilian real of $(0.1) million and $(4.0) million in the three-month periods ended March 31, 2021 and 2020, respectively, were primarily due to the remeasurement of our U.S. dollar denominated liability balances to the Brazilian real. We recorded foreign currency transaction losses related to the Angolan kwanza and Brazilian real as a component of other income (expense), net in our Consolidated Statements of Operations.
Any conversion of cash balances from kwanza to U.S. dollars is controlled by the central bank in Angola. As of March 31, 2021 and December 31, 2020, we had the equivalent of approximately $3.3 million and $4.7 million, respectively, of kwanza cash balances in Angola reflected on our Consolidated Balance Sheets.
To mitigate our currency exposure risk in Angola, we have used kwanza to purchase equivalent Angolan central bank (Banco Nacional de Angola) bonds. The bonds are denominated as U.S. dollar equivalents, so that, upon payment of semi-annual interest and principal upon maturity, payment is made in kwanza, equivalent to the respective U.S. dollars at the then-current exchange rate. As of March 31, 2021 and December 31, 2020, we had $9.2 million and $10 million, respectively, of Angolan bonds on our Consolidated Balance Sheets. Because we intend to sell the bonds if we are able to repatriate the proceeds, we have classified these bonds as available-for-sale securities, and they are recorded in other current assets in our Consolidated Balance Sheets. During the three-month period ended March 31, 2021, we sold a portion of these bonds for $2.4 million and recognized a gain of $0.3 million as a component of other income (expense), net in our Consolidated Statement of Operations.
We estimated the fair market value of the Angolan bonds to be $9.2 million and $10 million as of March 31, 2021 and December 31, 2020, respectively, using quoted market prices. Since the market for the Angolan bonds is not an active market, the fair value of the Angolan bonds is classified within Level 2 in the fair value hierarchy under U.S. GAAP. As of March 31, 2021, we have $1.1 million in unrealized gains, net of tax, related to these bonds as a component of accumulated other comprehensive loss in our Consolidated Balance Sheets.

Due to the ongoing impact of COVID-19, certain projects that were in process have been delayed in our Manufacturing Products segment. As of March 31, 2021 and December 31, 2020, we had outstanding accounts receivable and contracts assets of approximately $51 million for these projects. We continue to believe these accounts receivable and contract assets are realizable and the projects will resume.

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
During 2019, 2020 and through March 31, 2021, we granted restricted units of our common stock to certain of our key executives and employees. During 2019, 2020 and through March 31, 2021, our Board of Directors granted restricted common stock to our nonemployee directors. The restricted stock units granted to our key executives and key employees generally vest in full on the third anniversary of the award date, conditional on continued employment. The restricted stock unit grants can vest pro rata over three years, provided the individual meets certain age and years-of-service requirements. The shares of restricted stock we grant to our nonemployee directors vest in full on the first anniversary of the award date, conditional on continued service as a director. Each grantee of shares of restricted stock is deemed to be the record owner of those shares during the restriction period, with the right to vote and receive any dividends on those shares. The restricted stock units outstanding have no voting or dividend rights.
For each of the restricted stock units granted in 2019 through March 31, 2021, at the earlier of three years after grant or at termination of employment or service, the grantee will be issued one share of our common stock for each unit vested. As of March 31, 2021 and December 31, 2020, respective totals of 2,747,341 and 1,955,346 shares of restricted stock and restricted stock units were outstanding.
We estimate that share-based compensation cost not yet recognized related to shares of restricted stock or restricted stock units, based on their grant-date fair values, was $20 million as of March 31, 2021. This expense is being recognized on a graded-vesting basis over three years for awards attributable to individuals meeting certain age and years-of-service requirements, and on a straight-line basis over the applicable vesting period of one or three years for the other awards.
Share Repurchase Plan. In December 2014, our Board of Directors approved a share repurchase program under which we may repurchase up to 10 million shares of our common stock on a discretionary basis. Under the program, we had repurchased 2.0 million shares for $100 million through December 31, 2015. We have not repurchased any shares under this plan since December 31, 2015. We account for the shares we hold in treasury under the cost method, at average cost.

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

Our Energy Services and Products business leverages our asset base and capabilities for providing services and products predominantly for offshore energy operations, inclusive of the offshore renewable energy market. Our Energy Services and Products segments are:

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

•Manufactured Products—Our Manufactured Products segment consists of our prior Manufactured Products Business unit (previously in our Subsea Products segment) plus commercial theme park entertainment systems and AGV technology (both previously in our Advanced Technologies segment). Our Manufactured Products segment provides the following:

◦distribution and connection systems including production control umbilicals and field development hardware and pipeline connection and repair systems to the energy industry; and
◦AGV technology and entertainment systems to a variety of industries.

•Offshore Projects Group—Our OPG segment consists of our prior Subsea Projects segment less survey services, maritime shipping and global data solutions (“GDS”) plus our Service and Rental business unit (previously in our Subsea Products segment). Our OPG segment provides the following:

◦subsea installation and intervention, including riserless light well intervention services, inspection, maintenance and repair (“IMR”) services, principally in the U.S. Gulf of Mexico and offshore Angola, utilizing owned and charter vessels;
◦installation and workover control systems and ROV workover control systems;
◦project management and engineering; and
◦seabed preparation, route clearance and trenching services for submarine cables for the renewable energy markets.

•Integrity Management & Digital Solutions—Our IMDS segment consists of our prior Asset Integrity segment plus GDS and maritime shipping (both previously in our Subsea Projects segment). Our IMDS segment provides the following:

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

The table that follows presents revenue, income (loss) from operations and depreciation and amortization expense by business segment:

	Three Months Ended
(in thousands)	Mar 31, 2021	Mar 31, 2020 *	Dec 31, 2020
Revenue
Energy Services and Products
Subsea Robotics	$119,119	$139,770	$114,711
Manufactured Products	86,825	166,534	99,899
Offshore Projects Group	89,234	74,254	67,821
Integrity Management & Digital Solutions	54,048	64,729	54,307
Total Energy Services and Products	349,226	445,287	336,738
Aerospace and Defense Technologies	88,327	91,381	87,524
Total	$437,553	$536,668	$424,262
Income (Loss) from Operations
Energy Services and Products
Subsea Robotics	$14,619	$(94,083)	$14,477
Manufactured Products	2,753	(66,138)	12,218
Offshore Projects Group	8,813	(79,323)	(9,940)
Integrity Management & Digital Solutions	2,474	(121,535)	892
Total Energy Services and Products	28,659	(361,079)	17,647
Aerospace and Defense Technologies	16,839	12,971	16,525
Unallocated Expenses	(31,715)	(32,649)	(33,692)
Total	$13,783	$(380,757)	$480
Depreciation and Amortization, including Goodwill Impairment
Energy Services and Products
Subsea Robotics	$22,952	$139,187	$23,210
Manufactured Products	3,227	15,964	3,193
Offshore Projects Group	7,125	74,907	16,979
Integrity Management & Digital Solutions	1,124	124,343	1,255
Total Energy Services and Products	34,428	354,401	44,637
Aerospace and Defense Technologies	1,276	687	667
Unallocated Expenses	767	1,108	1,146
Total	$36,471	$356,196	$46,450

* Recast to reflect segment changes.

We determine Income (Loss) from Operations for each business segment before interest income or expense, other income (expense) and provision for income taxes. We do not consider an allocation of these items to be practical.

Income (Loss) from Operations
Three Months Ended March 31, 2021—During the three-month period ended March 31, 2021, we recorded adjustments attributable to each of our reporting segments as follows:

	For the Three Months Ended March 31, 2021
(in thousands)	Subsea Robotics	Manufactured Products	OPG	IMDS	ADTech	Unallocated Expenses	Total
Adjustments for the effects of:
Other	$395	$537	$149	$217	$10	$—	$1,308
Total of adjustments	$395	$537	$149	$217	$10	$—	$1,308
Three Months Ended March 31, 2020—During the three-month period ended March 31, 2020, we recorded adjustments attributable to each of our reporting segments as follows:

	For the Three Months Ended March 31, 2020
(in thousands)	Subsea Robotics	Manufactured Products	OPG	IMDS	ADTech	Unallocated Expenses	Total
Adjustments for the effects of:
Long-lived assets impairments	$—	$61,074	$7,522	$167	$—	$—	$68,763
Long-lived assets write-offs	7,328	—	—	—	—	—	7,328
Goodwill impairment	102,118	11,388	66,285	123,214	—	—	303,005
Other	919	1,984	1,216	2,231	—	280	6,630
Total of adjustments	$110,365	$74,446	$75,023	$125,612	$—	$280	$385,726
Three Months Ended December 31, 2020—During the three-month period ended December 31, 2020, we recorded adjustments attributable to each of our reporting segments as follows:

	For the Three Months Ended December 31, 2020
(in thousands)	Subsea Robotics	Manufactured Products	OPG	IMDS	ADTech	Unallocated Expenses	Total
Adjustments for the effects of:
Long-lived assets impairments	—	$—	$1,304	$378	$—	$—	$1,682
Long-lived assets write-offs	—	—	9,401	170	—	—	9,571
Other	221	(3,489)	643	422	27	—	(2,176)
Total of adjustments	$221	$(3,489)	$11,348	$970	$27	$—	$9,077

Depreciation and Amortization, including Goodwill Impairment
Depreciation expense on property and equipment, reflected in Depreciation and Amortization, including Goodwill Impairment in the table above, was $35 million, $43 million and $46 million in the three-month periods ended March 31, 2021 and 2020 and December 31, 2020, respectively.
Amortization expense on long-lived intangible assets, reflected in Depreciation and Amortization, including Goodwill Impairment in the table above, was $1.3 million, $2.6 million and less than $1.0 million in the three-month periods ended March 31, 2021 and 2020 and December 31, 2020, respectively.
Goodwill impairment expense, reflected in Depreciation and Amortization, including Goodwill Impairment in the table above, was $303 million in the three-month period ended March 31, 2020. For further information regarding goodwill impairment expense, see Note 4–“Impairments.”
Long-lived asset write-offs, reflected in Depreciation and Amortization, including Goodwill Impairment in the table above, were $7.3 million and $9.6 million in the three-month periods ended March 31, 2020 and December 31, 2020, respectively. For further information regarding our long-lived assets write-offs, see Note 4– “Impairments.”

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements we make in this quarterly report on Form 10-Q are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements include, without limitation, statements regarding our expectations about:
•the impacts of the coronavirus (“COVID-19”) pandemic on the U.S. and the global economy, as well as on our business;
•our second quarter 2021 operating results and the contributions from our segments to those results, as well as the amount of Unallocated Expenses for the second quarter;
•tax refunds under the U.S. Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and other tax refunds;
•our cash tax payments and projected capital expenditures for 2021;
•free cash flow, which we define as net cash provided by operating activities less cash paid for purchases of property and equipment, in 2021 and in future periods;
•future demand, order intake and business activity levels;
•the backlog of our Manufactured Products segment, to the extent backlog may be an indicator of future revenue or productivity;
•the adequacy of our liquidity, cash flows and capital resources;
•shares to be repurchased under our share repurchase plan;
•the implementation of new accounting standards and related policies, procedures and controls;
•seasonality; and
•industry conditions.

These forward-looking statements are subject to various risks, uncertainties and assumptions, including those we have referred to under the headings “Risk Factors” and “Cautionary Statement Concerning Forward-Looking Statements” in Part I of our annual report on Form 10-K for the year ended December 31, 2020. Although we believe that the expectations reflected in such forward-looking statements are reasonable, because of the inherent limitations in the forecasting process, as well as the relatively volatile nature of the industries in which we operate, we can give no assurance that those expectations will prove to have been correct. Accordingly, evaluation of our future prospects must be made with caution when relying on forward-looking information.

The following discussion should be read in conjunction with “Management's Discussion and Analysis of Financial Condition and Results of Operations” included in our annual report on Form 10-K for the year ended December 31, 2020.

Realignment of Reportable Segments
As described in Note 10—“Business Segment Information” in the Notes to Consolidated Financial Statements included in this report, in the third quarter of 2020, we changed our organizational structure as part of the transformation to realign our businesses to achieve greater cost efficiencies and to bring together business units that frequently work together and promote increased synergies in bidding, project management and the use of offshore technicians. As a result, information that our chief operating decision maker regularly reviews for purposes of allocating resources and assessing performance changed. Therefore, for the three months ended March 31, 2021 and 2020, we are reporting our financial results consistent with our newly realigned operating segments and have recast certain prior period amounts to conform to the way we internally manage our businesses and monitor segment performance. Our new structure aligns our company around five reportable segments: (1) Subsea Robotics; (2) Manufactured Products; (3) Offshore Projects Group (“OPG”); (4) Integrity Management & Digital Solutions (“IMDS”); and (5) Aerospace and Defense Technologies (“ADTech”).

Overview of our Results and Guidance

Our diluted earnings (loss) per share for the three-month period ended March 31, 2021 were $(0.09), as compared to $(0.25) in the immediately preceding quarter and $(3.71) for the corresponding period of the prior year. We have continued to improve our operating performance by driving operational efficiency, led by focusing on safety, quality and value-based solutions for our customers. Each of our operating segments reported positive adjusted operating income in the first quarter of 2021.
During the first quarter of 2021, we utilized $1.7 million of cash in operating activities, as the payment of accrued employee incentive payments related to attainment of specific performance goals in prior periods was mostly offset by good operating performance. In addition, $11 million of cash was used for maintenance and growth capital expenditures. These two items were the largest contributors to our $9.3 million cash reduction during the first quarter of 2021.
Looking forward, we believe our consolidated second quarter 2021 results will improve sequentially on higher revenue. We anticipate higher activity levels and operating results in our Subsea Robotics and OPG segments, higher activity levels and relatively flat operating results in our IMDS and ADTech segments and lower activity levels and lower operating results in our Manufactured Products segment. Unallocated Expenses are expected to average in the low- to mid-$30 million range.

On March 27, 2020, the CARES Act was signed into law in the United States. In accordance with the recently established rules and procedures under the CARES Act, we filed a 2014 refund claim to carry back our U.S. net operating loss generated in 2019 and amended our 2012 and 2013 federal income tax returns impacted by the net operating loss carryback. Prior to the enactment of the CARES Act, such net operating losses could only be carried forward. As a result, we expect to receive combined refunds of approximately $33 million, of which we have received $5.6 million as of March 31, 2021. The remaining refunds are classified as accounts receivable, net, in our consolidated balance sheet as of March 31, 2021.
Our cash tax payments for the full year of 2021 are estimated to be in the range of $40 million to $45 million, primarily due to taxes incurred in countries that impose tax on the basis of in-country revenue, without regard to the profitability of such operations. These cash tax payments do not include the impact of approximately $28 million of CARES Act tax refunds expected to be received in 2021.
We affirm our guidance range of $50 million to $70 million for capital expenditures for the full year of 2021. We remain committed to maintaining strong liquidity for the full year of 2021 and believe that our cash position, undrawn revolving credit facility, and debt maturity profile should provide us ample resources and time to address potential opportunities to improve our returns.

Results of Operations

We operate in five business segments. The segments are contained within two businesses — services and products provided primarily to the oil and gas industry, and to a lesser extent, the offshore renewables and mobility solutions industries (“Energy Services and Products”) and services and products provided to non-energy industries (“Aerospace and Defense Technologies”). Our Unallocated Expenses are those not associated with a specific business segment.

Consolidated revenue and profitability information are as follows:

	Three Months Ended
(dollars in thousands)	Mar 31, 2021	Mar 31, 2020	Dec 31, 2020
Revenue	$437,553	$536,668	$424,262
Gross Margin	56,657	46,752	45,001
Gross Margin %	13%	9%	11%
Operating Income (Loss)	13,783	(380,757)	480
Operating Income (Loss) %	3%	(71)%	—%

We generate a material amount of our consolidated revenue from contracts for services in the U.S. Gulf of Mexico in our OPG segment, which is usually more active in the second and third quarters, as compared to the rest of the year. The European operations of our IMDS segment are also seasonally more active in the second and third quarters. Revenue in our Subsea Robotics segment is subject to seasonal variations in demand, with our first quarter generally being the low quarter of the year. The level of our Subsea Robotics seasonality depends on the number of Remotely Operated Vehicles (“ROVs”) we have engaged in vessel-based subsea infrastructure inspection, maintenance, repair and installation, which is more seasonal than drilling support. Revenue in each of our Manufactured Products and ADTech segments generally has not been seasonal.

We had operating income (losses) of $14 million, $(381) million and $0.5 million in the three-month periods ended March 31, 2021, March 31, 2020 and December 31, 2020, respectively. Included in our operating income (losses) for the three months ended March 31, 2021, March 31, 2020 and December 31, 2020 were charges of $1.3 million, $386 million and $9.1 million, respectively, primarily due to market conditions requiring impairment of certain of our assets along with other costs we recognized as we adapted our geographic footprint and staffing levels to the conditions of the markets we serve. Charges included in the three months ended March 31, 2021, March 31, 2020 and December 31, 2020 are summarized as follows:

	For the three months ended March 31, 2021
(in thousands)	Subsea Robotics	Manufactured Products	Offshore Projects Group	Integrity Management & Digital Solutions	Aerospace and Defense Technologies	Unallocated Expenses	Total
Charges for the effects of:
Other	$395	$537	$149	$217	$10	$—	$1,308
Total charges	$395	$537	$149	$217	$10	$—	$1,308

	For the three months ended March 31, 2020
(in thousands)	Subsea Robotics	Manufactured Products	Offshore Projects Group	Integrity Management & Digital Solutions	Aerospace and Defense Technologies	Unallocated Expenses	Total
Charges for the effects of:
Long-lived assets impairments	$—	$61,074	$7,522	$167	$—	$—	$68,763
Long-lived assets write-offs	7,328	—	—	—	—	—	7,328
Goodwill impairment	102,118	11,388	66,285	123,214	—	—	303,005
Other	919	1,984	1,216	2,231	—	280	6,630
Total charges	$110,365	$74,446	$75,023	$125,612	$—	$280	$385,726

	For the three months ended December 31, 2020
(in thousands)	Subsea Robotics	Manufactured Products	Offshore Projects Group	Integrity Management & Digital Solutions	Aerospace and Defense Technologies	Unallocated Expenses	Total
Charges for the effects of:
Long-lived assets impairments	$—	$—	$1,304	$378	$—	$—	$1,682
Long-lived assets write-offs	—	—	9,401	170	—	—	9,571
Other	221	(3,489)	643	422	27	—	(2,176)
Total charges	$221	$(3,489)	$11,348	$970	$27	$—	$9,077

Energy Services and Products

The primary focus of our Energy Services and Products business over the last several years has been toward leveraging our asset base and capabilities for providing services and products predominantly for offshore energy operations and subsea completions, inclusive of our customers’ operating expenses and the offshore renewable energy market.

The table that follows sets out the revenue and profitability for the business segments within our Energy Services and Products business. In the Subsea Robotics section of the table that follows, “ROV days available” includes all days from the first day that an ROV is placed into service until the ROV is retired. All days in this period are considered available days, including periods when an ROV is undergoing maintenance or repairs. Our ROVs do not have scheduled maintenance or repair that requires significant time when the ROVs are not available for utilization.

	Three Months Ended
(dollars in thousands)	Mar 31, 2021	Mar 31, 2020 *	Dec 31, 2020
Subsea Robotics
Revenue	$119,119	$139,770	$114,711
Gross Margin	24,078	19,473	24,777
Operating Income (Loss)	14,619	(94,083)	14,477
Operating Income (Loss) %	12%	(67)%	13%
ROV Days Available	22,469	22,750	22,999
ROV Days Utilized	11,887	14,853	12,456
ROV Utilization	53%	65%	54%

Manufactured Products
Revenue	86,825	166,534	99,899
Gross Margin	10,004	17,949	20,092
Operating Income (Loss)	2,753	(66,138)	12,218
Operating Income (Loss) %	3%	(40)%	12%
Backlog at End of Period	248,000	419,000	266,000

Offshore Projects Group
Revenue	89,234	74,254	67,821
Gross Margin	15,111	2,095	(2,367)
Operating Income (Loss)	8,813	(79,323)	(9,940)
Operating Income (Loss) %	10%	(107)%	(15)%

Integrity Management & Digital Solutions
Revenue	54,048	64,729	54,307
Gross Margin	8,209	9,792	7,396
Operating Income (Loss)	2,474	(121,535)	892
Operating Income (Loss) %	5%	(188)%	2%

Total Energy Services and Products
Revenue	$349,226	$445,287	$336,738
Gross Margin	57,402	49,309	49,898
Operating Income (Loss)	28,659	(361,079)	17,647
Operating Income (Loss) %	8%	(81)%	5%

* Recast to reflect segment changes.

In general, our Energy Services and Products business focuses on supplying services and products to the oil and gas industry, and to a lesser extent, the offshore renewables and mobility solutions industries. The adverse impacts of the COVID-19 pandemic and the associated supply and demand imbalance along with lower crude oil prices have resulted in lower levels of activity and profitability. As we expect a recovery will take time to restore profitability and generate satisfactory returns, we have been reviewing our cost structure and aggressively implementing cost improvement initiatives.

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

	Three Months Ended
	Mar 31, 2021	Mar 31, 2020 *	Dec 31, 2020
ROV	78%	80%	80%

Other	22%	20%	20%

* Recast to reflect segment changes.

During the first quarter of 2021, Subsea Robotics operating income was flat on slightly higher revenue as compared to the immediately preceding quarter, primarily due to higher ROV drill support days and survey activity. Pricing for the various Subsea Robotics services remained stable during the first quarter of 2021. Subsea Robotics operating income for the first quarter of 2021 increased as compared to the corresponding period of the prior year, due to charges of $110 million in the first quarter of 2020 for goodwill impairment, write-offs of certain equipment, and other expenses. Exclusive of those charges, Subsea Robotics operating income for the first quarter of 2021 decreased as compared to the corresponding period of the prior year as a result of fewer ROV days on hire.

Fleet utilization decreased to 53% in the three-month period ended March 31, 2021 from 54% and 65% for the three-month periods ended December 31, 2020 and March 31, 2020, respectively. We added three new ROVs to our fleet during the three months ended March 31, 2021 and retired three, resulting in a total of 250 ROVs in our ROV fleet as of both March 31, 2021 and March 31, 2020.

Manufactured Products. Our Manufactured Products segment provides distribution systems such as production control umbilicals and connection systems made up of specialty subsea hardware, and provides turnkey solutions that include program management, engineering design, fabrication/assembly and installation to the commercial theme park industry and mobile robotics solutions, including automated guided vehicle (“AGV”) technology to a variety of industries.

Our Manufactured Products operating results in the first quarter of 2021 were lower than those of the immediately preceding quarter, on lower revenue. First quarter of 2021 operating results did not benefit from favorable contract close-outs and negotiated supply chain savings that occurred in the fourth quarter of 2020. Activity in our mobility solutions businesses remained weak during the first quarter of 2021. Manufactured Products operating income for the first quarter of 2021 increased as compared to the corresponding period of the prior year, due to charges of $74 million in the first quarter of 2020 for long-lived asset and goodwill impairments, and other expenses. Exclusive of those charges, Manufactured Products operating income decreased as compared to the corresponding period of the prior year as a result of increased activity in subsea umbilical and hardware throughput in the first quarter of 2020 that did not occur in the first quarter of 2021.

Our Manufactured Products backlog was $248 million as of March 31, 2021 compared to $266 million as of December 31, 2020. The backlog decrease was attributable to reduced levels of bookings in 2021 in both our energy-related and non-energy related operations. Many of our energy-related Manufactured Products customers have delayed investment decisions due to low oil demand and pricing through much of 2020, while many of our non-energy-related customers have delayed investment decisions due to uncertainties regarding COVID-19 and the related potential operating risks. Our book-to-bill ratio was 0.6 for the trailing 12 months, as compared with a book-to-bill ratio of 0.4 for the year ended December 31, 2020.

Offshore Projects Group. Our OPG segment provides a broad portfolio of integrated subsea project capabilities and solutions, including subsea installation and intervention, installation and workover control systems (“IWOCS”)

and ROV workover control systems (“RWOCS”), project management and engineering, and seabed preparation, route clearance and trenching services.

Our OPG operating results improved in the first quarter of 2021 as compared to the immediately preceding quarter, due to fourth quarter charges of $11 million for asset impairments and write-offs and other expenses. Exclusive of those charges, our OPG operating results increased in the first quarter of 2021 as compared to the immediately preceding quarter, on higher revenue, primarily due to the start-up of field activities on the riserless light well intervention project in Angola. Our OPG operating results improved in the three months ended March 31, 2021 compared to the corresponding period of the prior year, due to first quarter 2020 charges of $75 million for goodwill and asset impairments and other expenses. Exclusive of those charges, our OPG operating results were higher in the three-month period ended March 31, 2021 as compared to the corresponding period of the prior year, primarily due to the year-over-year contribution from our Angola riserless light well intervention campaign discussed above.

Integrity Management & Digital Solutions. Through our IMDS segment we provide asset integrity management, corrosion management, inspection and nondestructive testing services, principally to customers in the oil and gas, power generation, and petrochemical industries. We perform these services on both onshore and offshore facilities, both topside and subsea. We also provide software, digital and connectivity solution for the energy industry and software and analytical solutions for the bulk cargo maritime industry.

Our IMDS operating results for the first quarter of 2021 improved, as compared to the immediately preceding quarter, on flat revenue, primarily due to improved execution. IMDS operating results for the three-month period ended March 31, 2021 as compared to the corresponding period of the prior year, improved primarily due to charges in the first quarter of 2020 of $126 million for goodwill and asset impairments and other expenses. Exclusive of those charges, operating results for the three-month period ended March 31, 2021 were lower as compared to the corresponding period of the prior year, due to higher pre-COVID activity levels in the first quarter of 2020.

Aerospace and Defense Technologies. Our ADTech segment provides government services and products, including engineering and related manufacturing in defense and space exploration activities, principally to U.S. government agencies and their prime contractors.

Revenue, gross margin and operating income (loss) information for our ADTech segment are as follows:

	Three Months Ended
(dollars in thousands)	Mar 31, 2021	Mar 31, 2020 *	Dec 31, 2020
Revenue	$88,327	$91,381	$87,524
Gross Margin	22,110	17,485	20,328
Operating Income (Loss)	16,839	12,971	16,525
Operating Income (Loss) %	19%	14%	19%

* Recast to reflect segment changes.

Our ADTech segment operating results for the first quarter of 2021 were marginally higher as compared to the immediately preceding quarter, on flat revenue. ADTech operating results for the three-month period ended March 31, 2021 were slightly higher when compared to the corresponding period of the prior year, on slightly lower revenue due to increased activity in both defense subsea technologies and space systems.

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

The following table sets forth our Unallocated Expenses for the periods indicated:

	Three Months Ended
(dollars in thousands)	Mar 31, 2021	Mar 31, 2020	Dec 31, 2020
Gross margin expenses	$(22,855)	$(20,042)	(25,225)
% of revenue	5%	4%	6%
Operating expenses	(31,715)	(32,649)	(33,692)
Operating expenses % of revenue	7%	6%	8%

Our Unallocated operating expenses for the first quarter of 2021 were lower as compared to the immediately preceding quarter due to lower expenses for information technology-related projects resulting from timing delays. Our Unallocated operating expenses for the first quarter of 2021 were relatively flat as compared to the corresponding period of the prior year.

Other

The following table sets forth our significant financial statement items below the income (loss) from operations line.

	Three Months Ended
(in thousands)	Mar 31, 2021	Mar 31, 2020	Dec 31, 2020
Interest income	$519	$1,277	$881
Interest expense, net of amounts capitalized	(10,407)	(12,462)	(10,577)
Equity in income (losses) of unconsolidated affiliates	534	1,197	266
Other income (expense), net	(1,453)	(7,128)	(645)
Provision (benefit) for income taxes	12,341	(30,275)	15,405

In addition to interest on borrowings, interest expense, net of amounts capitalized, includes amortization of loan costs and hedge accounting adjustments, fees for lender commitments under our revolving credit agreement and fees for standby letters of credit and bank guarantees that banks issue on our behalf for performance bonds, bid bonds and self-insurance requirements.

Foreign currency transaction gains and losses are the principal component of other income (expense), net. In the three-month periods ended March 31, 2021 and 2020, we incurred foreign currency transaction gains (losses) of $(1.9) million and $(7.1) million, respectively. The currency losses in the 2021 and 2020 periods were primarily related to declining exchange rates for the Angolan kwanza and the Brazilian real relative to the U.S. dollar. We could incur further foreign currency exchange losses in Angola and Brazil if further currency devaluations occur.

Our tax provision is based on (1) our earnings for the period and other factors affecting the tax provision and (2) the operations of foreign branches and subsidiaries that are subject to local income and withholding taxes. Factors that affect our tax rate include our profitability levels in general and the geographical mix of our results. The effective tax rate for the three-month periods ended March 31, 2021 and 2020 was different than the federal statutory rate of 21%, primarily due to the geographical mix of operating revenue and results, changes in uncertain tax positions and other discrete items. Therefore, we do not believe a discussion of the annual effective tax rate is meaningful. We continue to make an assertion to indefinitely reinvest the unrepatriated earnings of any foreign subsidiary that would incur incremental tax consequences upon the distribution of such earnings.

On March 27, 2020, the CARES Act was signed into law in the United States. In accordance with the recently established rules and procedures under the CARES Act, we filed a 2014 refund claim to carry back our U.S. net operating loss generated in 2019 and amended our 2012 and 2013 federal income tax returns impacted by the net operating loss carryback. Prior to enactment of the CARES Act, such net operating losses could only be carried forward. As a result, we expect to receive combined refunds of approximately $33 million, of which we have received $5.6 million as of March 31, 2021. The remaining refunds are classified as accounts receivable, net, in our consolidated balance sheet as of March 31, 2021.

Liquidity and Capital Resources

We consider our liquidity, cash flows and capital resources adequate to support our operations, capital commitments and growth initiatives. As of March 31, 2021, we had working capital of $745 million, including $443 million of cash and cash equivalents. Additionally, we had $500 million available through our revolving credit facility under a credit agreement further described below.

Amendment No. 4 to the Credit Agreement (as defined below) provides for a $500 million revolving credit facility until October 25, 2021 and thereafter $450 million until January 25, 2023 with a group of banks. Our revolving credit facility provided under the Credit Agreement was undrawn as of March 31, 2021, and remains undrawn as of the date of this report, and our nearest maturity of indebtedness is our $500 million of 2024 Notes (as defined below) due in November 2024. Given that the 2024 Notes are currently trading at market discount to principal amount, we may, from time to time, complete limited repurchases of the 2024 Notes, via open-market or privately negotiated repurchase transactions or otherwise, prior to their maturity date. We can provide no assurances as to the timing of any such repurchases or whether we will complete any such repurchases at all. We do not intend to disclose further information regarding any such repurchase transactions, except to the extent required in our subsequent periodic filings on Forms 10-K or 10-Q, or unless otherwise required by applicable law.

Cash flows for the three months ended March 31, 2021 and 2020 are summarized as follows:

	Three Months Ended
(in thousands)	Mar 31, 2021	Mar 31, 2020
Changes in Cash:
Net Cash Used in Operating Activities	$(1,723)	$(32,150)
Net Cash Used in Investing Activities	(5,007)	(26,706)
Net Cash Used in Financing Activities	(1,806)	(1,668)
Effect of exchange rates on cash	(737)	(5,671)
Net Increase (Decrease) in Cash and Cash Equivalents	$(9,273)	$(66,195)

Operating activities

Our primary sources and uses of cash flows from operating activities for the three months ended March 31, 2021 and 2020 are as follows:

	Three Months Ended
(in thousands)	Mar 31, 2021	Mar 31, 2020
Cash Flows from Operating Activities:
Net income (loss)	$(9,365)	$(367,598)
Non-cash items, net	36,106	420,333
Accounts receivable and contract assets	(11,616)	30,303
Inventory	10,628	8,384
Current liabilities	(20,373)	(102,784)
Other changes	(7,103)	(20,788)
Net Cash Provided by (Used in) Operating Activities	$(1,723)	$(32,150)

The decrease in cash related to accounts receivable and contract assets in the three months ended March 31, 2021 reflects the timing of project milestones and customer payments. The increase in cash related to inventory in the three months ended March 31, 2021 corresponds with a decrease in our backlog. The decrease in cash related to current liabilities in the three months ended March 31, 2021 reflects the timing of vendor payments and the annual employee incentive payments related to attainment of specific performance goals in prior periods.

Investing activities

Our capital expenditures of $11 million were lower during the first three months of 2021, as compared to $27 million in the first three months of 2020, as a result of actions we have taken in 2021 and 2020 to reduce costs and preserve liquidity.

For 2021, we expect our organic capital expenditures to be in the range of $50 million to $70 million. This includes approximately $35 million to $40 million of maintenance capital expenditures and $15 million to $30 million of growth capital expenditures.

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

Financing activities

In the three months ended March 31, 2021, we used $1.8 million of cash in financing activities. In the three months ended March 31, 2020, we used $1.7 million in financing activities.

As of March 31, 2021, we had long-term debt in the principal amount of $800 million outstanding and $500 million available under our revolving credit facility provided under the Credit Agreement.

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

The Credit Agreement contains various covenants that we believe are customary for agreements of this nature, including, but not limited to, restrictions on our ability and the ability of each of our subsidiaries to incur debt, grant liens, make certain investments, make distributions, merge or consolidate, sell assets and enter into certain restrictive agreements. We are also subject to a maximum adjusted total Capitalization Ratio (as defined in the Credit Agreement and which stipulates, that among other items, we exclude any impacts associated with current and prior period impairments) of 55%. The Credit Agreement includes customary events of default and associated remedies.
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

Off-Balance Sheet Arrangements

We have not guaranteed any debt not reflected on our Consolidated Balance Sheets as of March 31, 2021, and we do not have any off-balance sheet arrangements, as defined by SEC rules.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States. These principles require us to make various estimates, judgments and assumptions that affect the reported amounts in our financial statements and accompanying notes. We disclose our significant accounting policies in Notes to Consolidated Financial Statements—Note 1—“Summary of Major Accounting Policies” in this quarterly report and in our annual report on Form 10-K for the year ended December 31, 2020, in Part II. Item 7. “Financial Statements and Supplementary Data—Note 1—Summary of Major Accounting Policies.”

For information about our critical accounting policies and estimates, see Part II. Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our annual report on Form 10-K for the year ended December 31, 2020. As of March 31, 2021, there have been no material changes to the judgments, assumptions and estimates upon which our critical accounting policies and estimates are based.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

We are currently exposed to certain market risks arising from transactions we have entered into in the normal course of business. These risks relate to interest rate changes and fluctuations in foreign exchange rates. Except for our exposure in Angola, we do not believe these risks are material. We have not entered into any market-risk-sensitive instruments for speculative or trading purposes. When we have a significant amount of borrowings, we typically manage our exposure to interest rate changes through the use of a combination of fixed- and floating-rate debt. See Note 7—“Debt” in the Notes to Consolidated Financial Statements in this quarterly report for a description of our revolving credit facility and interest rates on our borrowings. We had two interest rate swaps in place relating to a total of $200 million of the 2024 Senior Notes. These agreements swapped the fixed interest rate of 4.650% on $100 million of the 2024 Senior Notes to the floating rate of one-month LIBOR plus 2.426% and on another $100 million to one-month LIBOR plus 2.823%. In March 2020, we terminated these interest rate swaps. We believe significant interest rate changes would not have a material near-term impact on our future earnings or cash flows.
Because we operate in various regions in the world, we conduct a portion of our business in currencies other than the U.S. dollar. The functional currency for most of our international operations is the applicable local currency. A stronger U.S. dollar against the United Kingdom pound sterling, the Norwegian kroner and the Brazilian real could result in lower operating income. We manage our exposure to changes in foreign exchange rates principally through arranging compensation in U.S. dollars or freely convertible currency and, to the extent possible, by limiting compensation received in other currencies to amounts necessary to meet obligations denominated in those currencies. We use the exchange rates in effect as of the balance sheet date to translate assets and liabilities when the functional currency is the local currency, resulting in translation adjustments that we reflect as accumulated other comprehensive income or loss in the equity section of our Consolidated Balance Sheets. We recorded net adjustments to our equity accounts of $(2.9) million and $(70) million in the three-month periods ended March 31, 2021 and 2020, respectively. Negative adjustments reflect the net impact of the strengthening of the U.S. dollar against various foreign currencies for locations where the functional currency is not the U.S. dollar. Conversely, positive adjustments reflect the effect of a weakening U.S. dollar.

We recorded foreign currency transaction gains (losses) of $(1.9) million and $(7.1) million in the three-month periods ended March 31, 2021 and 2020, respectively. We recorded foreign currency transaction losses related to the Angolan kwanza and Brazilian real as a component of other income (expense), net in our Consolidated Statements of Operations in those respective periods. Foreign currency gains (losses) related to the Brazilian real of $(0.1) million and $(4.0) million in the three-month periods ended March 31, 2021 and 2020, respectively, were primarily due to the remeasurement of our U.S. dollar denominated liability balances to the Brazilian real. Foreign currency transaction gains (losses) related to the Angolan kwanza of $(1.4) million and $(1.9) million in three-month periods ended March 31, 2021 and 2020, respectively, were primarily due to the remeasurement of our Angolan kwanza cash balances to U.S. dollars. Any conversion of cash balances from kwanza to U.S. dollars is controlled by the central bank in Angola. During 2020, we were able to repatriate $11 million of cash from Angola.

As of March 31, 2021 and December 31, 2020, we had the equivalent of approximately $3.3 million and $4.7 million, respectively, of kwanza cash balances in Angola reflected in our Consolidated Balance Sheets.

To mitigate our currency exposure risk in Angola, we have used kwanza to purchase equivalent Angolan central bank (Banco Nacional de Angola) bonds. The bonds are denominated as U.S. dollar equivalents, so that, upon payment of semi-annual interest and principal upon maturity, payment is made in kwanza, equivalent to the respective U.S. dollars at the then-current exchange rate. As of March 31, 2021 and December 31, 2020, we had $9.2 million and $10 million, respectively, of Angolan bonds on our Consolidated Balance Sheets. During the three-month period ended March 31, 2021, we sold a portion of these bonds for $2.4 million. Because we intend to sell the bonds if we are able to repatriate the proceeds, we have classified these bonds as available-for-sale securities, and they are recorded in other current assets in our Consolidated Balance Sheets.

We estimated the fair market value of the Angolan bonds to be $9.2 million and $10 million as of March 31, 2021 and December 31, 2020, respectively, using quoted market prices. Since the market for the Angolan bonds is not an active market, the fair value of the Angolan bonds is classified within Level 2 in the fair value hierarchy under U.S. GAAP. As of March 31, 2021, we have $1.1 million in unrealized gains, net of tax, related to these bonds as a component of accumulated other comprehensive loss in our Consolidated Balance Sheets.

Item 4.        Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2021 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There has been no change in our internal control over financial reporting that occurred during the three months ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.Legal Proceedings†

For information regarding legal proceedings, see the discussion under the caption “Litigation” in Note 8—“Commitments and Contingencies” in the Notes to Consolidated Financial Statements included in this report, which discussion we incorporate by reference into this Item.

Item 6.         Exhibits

Index to Exhibits
			Registration or File Number	Form of Report	Report Date	Exhibit Number
*	3.01	Restated Certificate of Incorporation	1-10945	10-K	Dec. 2000	3.01
*	3.02	Certificate of Amendment to Restated Certificate of Incorporation	1-10945	8-K	May 2008	3.1
*	3.03	Certificate of Amendment to Restated Certificate of Incorporation	1-10945	8-K	May 2014	3.1
*	3.04	Amended and Restated Bylaws	1-10945	8-K	Aug. 2020	3.01
*	10.01†	Form of 2021 Performance Unit Agreement	1-10945	8-K	Feb. 2021	10.1
*	10.02†	Form of 2021 Restricted Stock Unit Agreement	1-10945	8-K	Feb. 2021	10.2
*	10.03†	Form of 2021 Nonemployee Director Restricted Stock Agreement	1-10945	8-K	Feb. 2021	10.3
*	10.04†	2021 Nonemployee Director Restricted Stock Agreement for Mr. Huff	1-10945	8-K	Feb. 2021	10.4
*	10.05†	2021 Annual Cash Bonus Award Program Summary	1-10945	8-K	Feb. 2021	10.5
	31.01	Rule 13a – 14(a)/15d – 14(a) certification of principal executive officer
	31.02	Rule 13a – 14(a)/15d – 14(a) certification of principal financial officer
	32.01	Section 1350 certification of principal executive officer
	32.02	Section 1350 certification of principal financial officer
	101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
	101.SCH	XBRL Taxonomy Extension Schema Document
	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
	101.LAB	XBRL Taxonomy Extension Label Linkbase Document
	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
	104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
	*	Exhibit previously filed with the Securities and Exchange Commission, as indicated, and incorporated herein by reference.
	†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

April 30, 2021	/S/ RODERICK A. LARSON
Date	Roderick A. Larson
President and Chief Executive Officer
(Principal Executive Officer)

April 30, 2021	/S/ ALAN R. CURTIS
Date	Alan R. Curtis
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

April 30, 2021	/S/ WITLAND J. LEBLANC, JR.
Date	Witland J. LeBlanc, Jr.
Vice President and Chief Accounting Officer
(Principal Accounting Officer)