Form 10-Q
period 2021-06-30
OCEANEERING INTERNATIONAL INC
filed 2021-07-30
CIK 73756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
☐ Yes   ☑ No
Number of shares of Common Stock outstanding as of July 23, 2021: 99,795,438

Oceaneering International, Inc.
Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	Jun 30, 2021	Dec 31, 2020
(in thousands, except share data)
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$456,087	$452,016
Accounts receivable, net	334,122	296,214
Contract assets, net	247,162	221,997
Inventory, net	129,133	141,241
Other current assets	62,372	58,795
Total Current Assets	1,228,876	1,170,263
Property and equipment, at cost	2,454,678	2,456,602
Less accumulated depreciation	1,916,769	1,865,495
Net property and equipment	537,909	591,107
Other Assets:
Goodwill	35,042	35,016
Other noncurrent assets	107,714	108,250
Right-of-use operating lease assets	152,008	141,206
Total other assets	294,764	284,472
Total Assets	$2,061,549	$2,045,842
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$106,778	$94,207
Accrued liabilities	310,757	292,863
Contract liabilities	61,988	50,046
Total current liabilities	479,523	437,116
Long-term debt	773,423	805,251
Long-term operating lease liabilities	163,027	156,074
Other long-term liabilities	82,844	89,244
Commitments and contingencies
Equity:
Common stock, par value $0.25 per share; 360,000,000 shares authorized; 110,834,088 shares issued	27,709	27,709
Additional paid-in capital	168,002	192,492
Treasury stock; 11,038,650 and 11,525,725 shares, at cost	(632,129)	(660,021)
Retained earnings	1,348,096	1,351,220
Accumulated other comprehensive loss	(355,009)	(359,306)
Oceaneering shareholders' equity	556,669	552,094
Noncontrolling interest	6,063	6,063
Total equity	562,732	558,157
Total Liabilities and Equity	$2,061,549	$2,045,842

The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2021	2020	2021	2020
Revenue	$498,199	$427,216	$935,752	$963,884
Cost of services and products	429,802	384,679	810,698	874,595
Gross margin	68,397	42,537	125,054	89,289
Selling, general and administrative expense	45,578	47,719	88,452	103,460
Long-lived assets impairments	—	—	—	68,763
Goodwill impairment	—	—	—	303,005
Income (loss) from operations	22,819	(5,182)	36,602	(385,939)
Interest income	683	511	1,202	1,788
Interest expense, net of amounts capitalized	(9,729)	(11,611)	(20,136)	(24,073)
Equity in income (losses) of unconsolidated affiliates	378	674	912	1,871
Other income (expense), net	(1,955)	(3,660)	(3,408)	(10,788)
Income (loss) before income taxes	12,196	(19,268)	15,172	(417,141)
Provision (benefit) for income taxes	5,955	5,520	18,296	(24,755)
Net Income (Loss)	$6,241	$(24,788)	$(3,124)	$(392,386)

Weighted-average shares outstanding
Basic	99,762	99,273	99,613	99,164
Diluted	100,847	99,273	99,613	99,164
Earnings (loss) per share
Basic	$0.06	$(0.25)	$(0.03)	$(3.96)
Diluted	$0.06	$(0.25)	$(0.03)	$(3.96)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Net income (loss)	$6,241	$(24,788)	$(3,124)	$(392,386)
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	6,468	10,629	3,612	(59,696)
Change in unrealized gains for available-for-sale debt securities (1)	(369)	—	685	—
Total other comprehensive income (loss)	6,099	10,629	4,297	(59,696)
Comprehensive income (loss)	$12,340	$(14,159)	$1,173	$(452,082)

(1)	There is no income tax expense associated with the three and six months ended June 30, 2021 due to reversal of a valuation allowance.

The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
(in thousands)	2021	2020
Cash Flows from Operating Activities:
Net income (loss)	$(3,124)	$(392,386)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization, including goodwill impairment	71,696	394,894
Loss on impairment of long-lived assets	—	68,763
Deferred income tax provision (benefit)	(4,272)	(8,528)
Net loss (gain) on sales of property and equipment and other	1,861	621
Noncash compensation	5,187	6,303
Noncash impact of lease accounting	(4,435)	(2,981)
Excluding the effects of acquisitions, increase (decrease) in cash from:
Accounts receivable and contract assets	(63,072)	63,724
Inventory	12,107	14,297
Proceeds from interest rate swaps	—	12,840
Other operating assets	(9,363)	(1,061)
Currency translation effect on working capital, excluding cash	2,768	(2,508)
Current liabilities	41,820	(135,019)
Other operating liabilities	(2,350)	(13,591)
Total adjustments to net income (loss)	51,947	397,754
Net Cash Provided by (Used in) Operating Activities	48,823	5,368
Cash Flows from Investing Activities:
Purchases of property and equipment	(23,328)	(37,860)
Proceeds from redemption of investments in Angolan bonds	4,486	—
Distributions of capital from unconsolidated affiliates	1,612	1,206
Proceeds from sale of property and equipment	3,916	1,337
Other investing activities	1,157	—
Net Cash Provided by (Used in) Investing Activities	(12,157)	(35,317)
Cash Flows from Financing Activities:
Repurchase of 2024 Senior Notes	(30,500)	—
Other financing activities	(1,784)	(1,947)
Net Cash Provided by (Used in) Financing Activities	(32,284)	(1,947)
Effect of exchange rates on cash	(311)	(8,250)
Net Increase (Decrease) in Cash and Cash Equivalents	4,071	(40,146)
Cash and Cash Equivalents—Beginning of Period	452,016	373,655
Cash and Cash Equivalents—End of Period	$456,087	$333,509

The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Oceaneering Shareholders' Equity	Non-controlling Interest	Total Equity
(in thousands)
Balance, December 31, 2020	$27,709	$192,492	$(660,021)	$1,351,220	$(359,306)	$552,094	$6,063	$558,157
Net income (loss)	—	—	—	(9,365)	—	(9,365)	—	(9,365)
Other comprehensive income (loss)	—	—	—	—	(1,802)	(1,802)	—	(1,802)
Restricted stock unit activity	—	(13,642)	14,997	—	—	1,355	—	1,355
Restricted stock activity	—	(10,439)	10,439	—	—	—	—	—
Balance, March 31, 2021	27,709	168,411	(634,585)	1,341,855	(361,108)	542,282	6,063	548,345
Net income (loss)	—	—	—	6,241	—	6,241	—	6,241
Other comprehensive income (loss)	—	—	—	—	6,099	6,099	—	6,099
Restricted stock unit activity	—	(409)	2,456	—	—	2,047	—	2,047
Balance, June 30, 2021	$27,709	$168,002	$(632,129)	$1,348,096	$(355,009)	$556,669	$6,063	$562,732

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Oceaneering Shareholders' Equity	Non-controlling Interest	Total Equity
(in thousands)
Balance, December 31, 2019	$27,709	$207,130	$(681,640)	$1,850,244	$(334,097)	$1,069,346	$6,063	$1,075,409
Cumulative effect of ASC 326 adoption	—	—	—	(2,273)	—	(2,273)	—	(2,273)
Net income (loss)	—	—	—	(367,598)	—	(367,598)	—	(367,598)
Other comprehensive income (loss)	—	—	—	—	(70,325)	(70,325)	—	(70,325)
Restricted stock unit activity	—	(11,816)	13,262	—	—	1,446	—	1,446
Restricted stock activity	—	(5,992)	5,992	—	—	—	—	—
Balance, March 31, 2020	27,709	189,322	(662,386)	1,480,373	(404,422)	630,596	6,063	636,659
Net income (loss)	—	—	—	(24,788)	—	(24,788)		(24,788)
Other comprehensive income (loss)	—	—	—	—	10,629	10,629		10,629
Restricted stock unit activity	—	1,790	1,119	—	—	2,909		2,909
Balance, June 30, 2020	$27,709	$191,112	$(661,267)	$1,455,585	$(393,793)	$619,346	$6,063	$625,409

The accompanying Notes are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    SUMMARY OF MAJOR ACCOUNTING POLICIES

Basis of Presentation. Oceaneering International, Inc. (“Oceaneering,” “we” or “us”) has prepared these unaudited consolidated financial statements pursuant to instructions for quarterly reports on Form 10-Q, which we are required to file with the United States Securities and Exchange Commission (the “SEC”). These financial statements do not include all information and footnotes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). These financial statements reflect all adjustments that we believe are necessary to present fairly our financial position as of June 30, 2021 and our results of operations and cash flows for the periods presented. Except as otherwise disclosed herein, all such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in our annual report on Form 10-K for the year ended December 31, 2020. The results for interim periods are not necessarily indicative of annual results.
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
Recasting of Certain Prior Period Information. In the third quarter of 2020, we changed our organizational structure as part of the transformation to realign our businesses to achieve greater cost efficiencies and to bring together business units that frequently work together and promote increased synergies in bidding, project management and the use of offshore technicians. As a result, information that our chief operating decision maker regularly reviews changed. Therefore, for the three- and six-month periods ended June 30, 2021, we are reporting our financial results consistent with our newly realigned operating segments and have recast certain prior period amounts to conform to the way we now manage our businesses and monitor segment performance as described in Note 3–“Revenue” and Note 10–“Business Segment Information.” We also changed our reporting units to realign with the changes in our operating segments and reassessed impairments for long-lived assets and goodwill as described in Note 4–“Impairments.”

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

We are monitoring the impacts from the coronavirus (COVID-19) outbreak and volatility in the oil and natural gas markets on our customers and various counterparties. We have considered the current and expected economic and market conditions, as a result of COVID-19, in determining credit loss expense for the three- and six-month periods ended June 30, 2021 and 2020.
As of June 30, 2021, our allowance for credit losses was $1.6 million for accounts receivable and $0.9 million for other receivables.
Financial assets are written off when deemed uncollectible and there is no reasonable expectation of recovering the contractual cash flows. During the three- and six-month periods ended June 30, 2021, we wrote off accounts receivable of $0.7 million and $3.1 million, respectively, that previously had been reserved.
We have elected to apply the practical expedient available under “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” as amended, (“ASC 326”) to exclude the accrued interest receivable balance that is included in our held-to-maturity loans receivable. The amount excluded as of June 30, 2021 was $1.3 million.
Accounts receivable are considered to be past-due after the end of the contractual terms agreed to with the customer. There were no material past-due amounts that we consider uncollectible for our financial assets as of June 30, 2021. We generally do not require collateral from our customers.
Inventory. Inventory is valued at the lower of cost or net realizable value. We determine cost using the weighted-average method. We periodically review the value of items in inventory and record write-downs or write-offs of inventory based on our assessment of market conditions. Write-downs and write-offs are charged to cost of services and products. We did not record any write-downs or write-offs of inventory in the three- and six-month periods ended June 30, 2021 and 2020.

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
We capitalize interest on assets where the construction period is anticipated to be more than three months. We did not capitalize interest in the three- and six-month periods ended June 30, 2021 and 2020. We do not allocate general administrative costs to capital projects.
Long-lived intangible assets, primarily acquired in connection with business combinations, include trade names, intellectual property and customer relationships and are being amortized over their respective estimated useful lives.
Our management periodically, and upon the occurrence of a triggering event, reviews the realizability of our property and equipment, long-lived intangible assets and right-of-use operating lease assets to determine whether any events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable. For long-lived assets to be held and used, we base our evaluation on impairment indicators such as the nature of the assets, the future economic benefits of the assets, any historical or future profitability measurements and other external market conditions or factors that may be present. If such impairment indicators are present or other factors exist that indicate that the carrying amount of an asset may not be recoverable, we determine whether an impairment has occurred through the use of an undiscounted cash flows analysis of the asset at the lowest level for which identifiable cash flows exist. If an impairment has occurred, we recognize a loss for the difference between the carrying amount and the fair value of the asset. For additional information regarding write-downs and write-offs of property and equipment, long-lived intangible assets and right-of-use operating lease assets in the six-month period ended June 30, 2020, see Note 4—“Impairments” and Note 10—“Business Segment Information.” We did not identify indicators of impairment for property and equipment, long-lived intangible assets and right-of-use operating lease assets for the three- and six-month periods ended June 30, 2021 or the three-month period ended June 30, 2020.
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
In our annual evaluation of goodwill, we perform a qualitative or quantitative impairment test. Under the qualitative approach, if we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we are required to perform the quantitative analysis to determine the fair value for the reporting unit. We then compare the fair value of the reporting unit with its carrying amount and recognize an impairment loss for the amount by which the carrying amount exceeds the fair value of the reporting unit. The loss recognized should not exceed the total amount of goodwill allocated to the reporting unit. We also consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. For additional information regarding impairments of goodwill during the three-month period ended March 31, 2020, see Note 4—“Impairments” and Note 10—“Business Segment Information.” We did not identify indicators of impairment for goodwill for the three- and six-month periods ended June 30, 2021 or the three-month period ended June 30, 2020.
Foreign Currency Translation. The functional currency for most of our foreign subsidiaries is the applicable local currency. Results of operations for foreign subsidiaries with functional currencies other than the U.S. dollar are translated into U.S. dollars using average exchange rates during the period. Assets and liabilities of these foreign subsidiaries are translated into U.S. dollars using the exchange rates in effect as of the balance sheet date, and the resulting translation adjustments are recognized, net of tax, in accumulated other comprehensive income (loss) as a component of shareholders' equity. All foreign currency transaction gains and losses are recognized currently in the Consolidated Statements of Operations. We recorded $(1.8) million and $(3.7) million of foreign currency transaction gains (losses) in the three- and six-month periods ended June 30, 2021, respectively. We recorded $(3.9) million and $(11) million of foreign currency transaction gains (losses) in the three- and six-month periods ended June 30, 2020, respectively. Those amounts are included as a component of other income (expense), net in our Consolidated Statement of Operations.

Revenue Recognition. All our revenue is realized through contracts with customers. We recognize our revenue according to the contract type. On a daily basis, we recognize service revenue over time for contracts that provide for specific time, material and equipment charges, which we bill periodically, ranging from weekly to monthly. We use an input method to recognize revenue, because each day of service provided represents value to the customer. The performance obligations in these contracts are satisfied, and revenue is recognized, as the work is performed. When appropriate, we apply the practical expedient to recognize revenue for the amount invoiced when the invoice corresponds directly to the value of our performance to date.
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

During the three- and six-month periods ended June 30, 2021, we recognized a projected loss of $1.5 million for a contract in our Subsea Robotics segment. We did not have any material adjustments during the three- and six-month periods ended June 30, 2020. There could be significant adjustments to overall contract costs in the future, due to changes in facts and circumstances.

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

3.    REVENUE

Revenue by Category

The following tables presents revenue disaggregated by business segment, geographical region, and timing of transfer of goods or services.

	Three Months Ended			Six Months Ended
(in thousands)	Jun 30, 2021	Jun 30, 2020 *	Mar 31, 2021	Jun 30, 2021	Jun 30, 2020 *
Business Segment:
Energy Services and Products
Subsea Robotics	$141,371	$119,234	$119,119	$260,490	$259,004
Manufactured Products	79,127	100,570	86,825	165,952	267,104
Offshore Projects Group	107,951	73,840	89,234	197,185	148,094
Integrity Management & Digital Solutions	64,070	53,969	54,048	118,118	118,698
Total Energy Services and Products	392,519	347,613	349,226	741,745	792,900
Aerospace and Defense Technologies	105,680	79,603	88,327	194,007	170,984
Total	$498,199	$427,216	$437,553	$935,752	$963,884

* Recast to reflect segment changes.

	Three Months Ended			Six Months Ended
(in thousands)	Jun 30, 2021	Jun 30, 2020	Mar 31, 2021	Jun 30, 2021	Jun 30, 2020
Geographic Operating Areas:
Foreign:
Africa	$71,405	$51,649	$62,792	$134,197	$115,066
Norway	57,360	45,423	52,294	109,654	97,607
United Kingdom	45,967	62,426	43,180	89,147	123,213
Asia and Australia	42,150	37,122	37,547	79,697	82,802
Brazil	27,520	19,117	20,653	48,173	45,606
Other	25,836	22,625	20,435	46,271	47,284
Total Foreign	270,238	238,362	236,901	507,139	511,578
United States	227,961	188,854	200,652	428,613	452,306
Total	$498,199	$427,216	$437,553	$935,752	$963,884

Timing of Transfer of Goods or Services:
Revenue recognized over time	$471,474	$396,773	$408,173	$879,647	$895,080
Revenue recognized at a point in time	26,725	30,443	29,380	56,105	68,804
Total	$498,199	$427,216	$437,553	$935,752	$963,884

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

The following table provides information about contract assets and contract liabilities from contracts with customers.

	Six Months Ended
(in thousands)	Jun 30, 2021	Jun 30, 2020
Total contract assets, beginning of period	$221,997	$221,288
Revenue accrued	898,853	867,613
Amounts billed	(873,688)	(865,496)
Total contract assets, end of period	$247,162	$223,405

Total contract liabilities, beginning of period	$50,046	$117,342
Deferrals of milestone payments	47,430	15,317
Recognition of revenue for goods and services	(35,488)	(80,896)
Total contract liabilities, end of period	$61,988	$51,763

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

Performance Obligations

As of June 30, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations that were unsatisfied (or partially unsatisfied) was $205 million. In arriving at this value, we have used two practical expedients available to us and are not disclosing amounts in relation to performance obligations: (1) that are part of contracts with an original expected duration of one year or less; or (2) on contracts where we recognize revenue in line with the billing. Of this amount, we expect to recognize revenue of $132 million over the next 12 months, and we expect to recognize substantially all of the remaining balance of $73 million within the next 24 months.
Due to the nature of our service contracts in our Subsea Robotics, OPG, Integrity Management & Digital Solutions (“IMDS”) and ADTech segments, the majority of our contracts either have initial contract terms of one year or less or have customer option cancellation clauses that lead us to consider the original expected duration of one year or less.
In our Manufactured Products and ADTech segments, we have long-term contracts that extend beyond one year, and these make up the majority of the performance obligations balance reported as of June 30, 2021. We also have shorter-term product contracts with an expected original duration of one year or less that have been excluded.

Where appropriate, we have made estimates within the transaction price of elements of variable consideration within the contracts and constrained those amounts to a level where we consider it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. The amount of revenue recognized in the six months ended June 30, 2021 that was associated with performance obligations completed or partially completed in prior periods was not significant.

As of June 30, 2021, there were no significant outstanding liability balances for refunds or returns due to the nature of our contracts and the services and products we provide. Our warranties are limited to assurance warranties that are of a standard length and are not considered to be material rights. The majority of our contracts consist of a single performance obligation. When there are multiple obligations, we look for observable evidence of stand-alone selling prices on which to base the allocation. This involves judgment as to the appropriateness of the observable evidence relating to the facts and circumstances of the contract. If we do not have observable evidence, we estimate stand-alone selling prices by taking a cost-plus-margin approach, using typical margins from the type of product or service, customer and regional geography involved.

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

Costs to fulfill a contract primarily consist of certain mobilization costs incurred to provide services or products to our customers. These costs are deferred and amortized over the period of contract performance. The closing balance of costs to fulfill a contract was $8.6 million and $8.3 million as of June 30, 2021 and December 31, 2020, respectively. For the three- and six-month periods ended June 30, 2021, we recorded amortization expense of $1.3 million and $2.3 million, respectively. For the three- and six-month periods ended June 30, 2020, we recorded amortization expense of $1.9 million and $3.8 million, respectively. No impairment costs were recognized.

4.    IMPAIRMENTS

Goodwill
We did not identify any triggering events and, accordingly, no impairments of goodwill were recorded in the three- and six-month periods ended June 30, 2021 or in the three-month period ended June 30, 2020.
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
Our estimates of fair values for our reporting units determined in the first quarter of 2020 required us to use significant unobservable inputs, classified as Level 3 fair value measurements, including assumptions related to future performance, risk-adjusted discount rates, future commodity prices and demand for our services and estimates of expected realizable values. For our cash flow projections for the three-months ended March 31, 2020, we utilized a weighted-average cost of capital ranging from 12% to 15% and a terminal value based on the Gordon Growth Model, assuming an expected long-term growth rate of 2%.
Our third quarter 2020 change in our operating segments resulted in one reporting unit for each of our new segments. The following table reflects goodwill impairments, as recorded in the three-month period ended March 31, 2020, and allocated, based on historical cost, to the new reporting segments determined in the third quarter of 2020:

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

Property and Equipment and Intangible Assets
We did not identify any triggering events and, accordingly, no impairments of long-lived assets were recorded in the three- and six-month periods ended June 30, 2021 or in the three-month period ended June 30, 2020.
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

5.    INCOME TAXES

Our tax provision is based on (1) our earnings for the period and other factors affecting the tax provision and (2) the operations of foreign branches and subsidiaries that are subject to local income and withholding taxes. Factors that affect our tax rate include our profitability levels in general and the geographical mix from the sources of our results. The effective tax rate for the six-month periods ended June 30, 2021 and 2020 was different than the federal statutory rate of 21%, primarily due to the geographical mix of operating revenue and results, changes in valuation allowances and uncertain tax positions, and other discrete items; therefore, we do not believe a discussion of the annual effective tax rate is meaningful. We continue to make an assertion to indefinitely reinvest the unrepatriated earnings of any foreign subsidiary that would incur incremental tax consequences upon the distribution of such earnings or deferred taxes related to balance sheet translation gains or losses.

On March 27, 2020, the U.S. Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law in the United States. In accordance with the recently established rules and procedures under the CARES Act, we filed a 2014 refund claim to carry back our U.S. net operating loss generated in 2019 and amended our 2012 and 2013 federal income tax returns impacted by the net operating loss carryback. Prior to the enactment of the CARES Act, such net operating losses could only be carried forward. As a result, we expect to receive combined refunds of approximately $33 million, of which we have received $5.6 million as of June 30, 2021. The remaining refunds are classified as accounts receivable, net, in our consolidated balance sheet as of June 30, 2021. In 2020, we also realized a non-cash tax benefit of $8.4 million due to the carryback provision of the CARES Act recognized as a reduction in long-term liabilities.

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

We have accrued a net total of $12 million and $15 million in other long-term liabilities on our balance sheet for worldwide unrecognized tax liabilities as of June 30, 2021 and December 31, 2020, respectively. We account for any applicable interest and penalties related to uncertain tax positions as a component of our provision for income taxes in our consolidated financial statements. Changes in our management's judgment related to those liabilities would affect our effective income tax rate in the periods of change.

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

6.    SELECTED BALANCE SHEET INFORMATION
The following is information regarding selected balance sheet accounts:

(in thousands)	Jun 30, 2021	Dec 31, 2020
Inventory:
Remotely operated vehicle parts and components	$62,746	$62,788
Other inventory, primarily raw materials	66,387	78,453
Total	$129,133	$141,241

Other current assets:
Prepaid expenses	$55,458	$48,616
Angolan bonds	6,914	10,179
Total	$62,372	$58,795

Accrued liabilities:
Payroll and related costs	$131,269	$135,042
Accrued job costs	59,893	47,721
Income taxes payable	42,983	35,929
Current operating lease liability	20,695	18,798
Other	55,917	55,373
Total	$310,757	$292,863

7.    DEBT
Long-term debt consisted of the following:

(in thousands)	Jun 30, 2021	Dec 31, 2020
4.650% Senior Notes due 2024	$469,500	$500,000
6.000% Senior Notes due 2028	300,000	300,000
Interest rate swap settlements	8,982	10,870
Unamortized debt issuance costs	(5,059)	(5,619)
Long-term debt	$773,423	$805,251

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

We may redeem some or all of the 2024 Senior Notes and the 2028 Senior Notes (collectively, the “Senior Notes”) at specified redemption prices. In the three months ended June 30, 2021, we repurchased approximately $31 million in aggregate principal amount of the 2024 Senior Notes at par in open market transactions. The aggregate purchase price included accrued and unpaid interest to the repurchase date of $0.3 million. We recorded loss on extinguishment of debt of less than $0.1 million for fees associated with the repurchases.

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

In February 2018, we entered into Agreement and Amendment No. 4 to the Credit Agreement (“Amendment No. 4”). Amendment No. 4 amended the Credit Agreement to, among other things, extend the maturity of the Revolving Credit Facility to January 25, 2023 with the extending lenders, which represent 90% of the existing commitments of the lenders, such that the total commitments for the Revolving Credit Facility will be $500 million until October 25, 2021, and thereafter $450 million until January 25, 2023. As of June 30, 2021, we had no borrowings outstanding under the Revolving Credit Facility.

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

The Credit Agreement contains various covenants that we believe are customary for agreements of this nature, including, but not limited to, restrictions on our ability and the ability of each of our subsidiaries to incur debt, grant liens, make certain investments, make distributions, merge or consolidate, sell assets and enter into certain restrictive agreements. We are also subject to a maximum adjusted total Capitalization Ratio (as defined in the Credit Agreement and which stipulates that, among other items, we exclude any impacts associated with current and prior period impairments) of 55%. The Credit Agreement includes customary events of default and associated remedies. As of June 30, 2021, we were in compliance with all the covenants set forth in the Credit Agreement.

We had two interest rate swaps in place relating to a total of $200 million of the 2024 Senior Notes for the period to November 2024. The agreements swapped the fixed interest rate of 4.65% on $100 million of the 2024 Senior Notes to the floating rate of one-month LIBOR plus 2.426% and on another $100 million to one-month LIBOR plus 2.823%. In March 2020, we settled both interest rate swaps with the counterparty for cash proceeds of $13 million. The settlement resulted in a $13 million increase to our long-term debt balance that will be amortized to interest expense prospectively through the maturity date for the 2024 Senior Notes using the effective interest method. As a result, we amortized $1.3 million and $1.9 million to interest expense for the three- and six-month periods ended June 30, 2021, respectively, and $0.7 million to interest expense for the three- and six-month periods ended June 30, 2020. The three- and six-month periods ended June 30, 2021 include $0.6 million for the pro-rata write-off of interest rate swap settlement gains associated with the 2024 Senior Notes repurchases discussed above.

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

We estimated the aggregate fair market value of the Senior Notes to be $777 million as of June 30, 2021, based on quoted prices. Since the market for the Senior Notes is not an active market, the fair value of the Senior Notes is classified within Level 2 in the fair value hierarchy under U.S. GAAP (inputs other than quoted prices in active markets for similar assets and liabilities that are observable or can be corroborated by observable market data for substantially the full terms for the assets or liabilities).

Foreign currency gains (losses) related to the Angolan kwanza of $(0.5) million and $(0.2) million in the three-month periods ended June 30, 2021 and 2020, respectively, and $(1.9) million and $(2.2) million in the six-month periods ended June 30, 2021 and 2020, respectively, were primarily due to the remeasurement of our Angolan kwanza cash balances to U.S. dollars. Foreign currency gains (losses) related to the Brazilian real of less than $0.1 million and $(3.7) million in the three-month periods ended June 30, 2021 and 2020, respectively, and less than $0.1 million and $(7.7) million in the six-month periods ended June 30, 2021 and 2020, respectively, were primarily due to the remeasurement of our U.S. dollar denominated liability balances to the Brazilian real. We recorded foreign currency transaction losses related to the Angolan kwanza and Brazilian real as a component of other income (expense), net in our Consolidated Statements of Operations.
Any conversion of cash balances from kwanza to U.S. dollars is controlled by the central bank in Angola. As of June 30, 2021 and December 31, 2020, we had the equivalent of approximately $6.6 million and $4.7 million, respectively, of kwanza cash balances in Angola reflected on our Consolidated Balance Sheets.
To mitigate our currency exposure risk in Angola, we have used kwanza to purchase equivalent Angolan central bank (Banco Nacional de Angola) bonds. The bonds are denominated as U.S. dollar equivalents, so that, upon payment of semi-annual interest and principal upon maturity, payment is made in kwanza, equivalent to the respective U.S. dollars at the then-current exchange rate. As of June 30, 2021 and December 31, 2020, we had $6.9 million and $10 million, respectively, of Angolan bonds on our Consolidated Balance Sheets. Because we intend to sell the bonds if we are able to repatriate the proceeds, we have classified these bonds as available-for-sale securities, and they are recorded in other current assets on our Consolidated Balance Sheets. During the three- and six-month periods ended June 30, 2021, we sold a portion of these bonds for $1.9 million and $4.5 million and recognized a gain of $0.2 million and $0.5 million, respectively, as a component of interest income in our Consolidated Statement of Operations.

We estimated the fair market value of the Angolan bonds to be $6.9 million and $10 million as of June 30, 2021 and December 31, 2020, respectively, using quoted market prices. Since the market for the Angolan bonds is not an active market, the fair value of the Angolan bonds is classified within Level 2 in the fair value hierarchy under U.S. GAAP. As of June 30, 2021, we have $0.7 million in unrealized gains, net of tax, related to these bonds as a component of accumulated other comprehensive loss in our Consolidated Balance Sheets.

Due to the ongoing impact of COVID-19, certain projects that were in process have been delayed in our Manufactured Products segment. As of June 30, 2021 and December 31, 2020, we had outstanding accounts receivable and contract assets of approximately $51 million for these projects. We continue to believe these accounts receivable and contract assets are realizable and the projects will resume.

In the three-month period ended June 30, 2021, we were notified by a customer in our Manufactured Products segment that it was suspending a contract that is substantially complete. As of June 30, 2021, we had outstanding contract assets of approximately $73 million. We are in discussions with the customer concerning the timing of remaining payments. We continue to believe these contract assets are realizable and the project will resume.

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
During 2019, 2020 and through June 30, 2021, we granted restricted units of our common stock to certain of our key executives and employees. During 2019, 2020 and through June 30, 2021, our Board of Directors granted restricted common stock to our nonemployee directors. The restricted stock units granted to our key executives and key employees generally vest in full on the third anniversary of the award date, conditional on continued employment. The restricted stock unit grants can vest pro rata over three years, provided the individual meets certain age and years-of-service requirements. The grants of restricted stock to our nonemployee directors were scheduled to vest in full on the first anniversary of the award date conditional upon continued service as a director, except for the 2021 grant to one director who retired from our board of directors as of the date of our annual meeting of shareholders in May 2021, which vested on that date. Each grantee of shares of restricted stock is deemed to be the record owner of those shares during the restriction period, with the right to vote and receive any dividends on those shares. The restricted stock units outstanding have no voting or dividend rights.
For each of the restricted stock units granted in 2020 through June 30, 2021, at the earlier of three years after grant or at termination of employment or service, the grantee will be issued one share of our common stock for each unit vested. As of June 30, 2021 and December 31, 2020, respective totals of 2,493,742 and 1,955,346 shares of restricted stock and restricted stock units were outstanding.
We estimate that share-based compensation cost not yet recognized related to shares of restricted stock or restricted stock units, based on their grant-date fair values, was $17 million as of June 30, 2021. This expense is being recognized on a graded-vesting basis over three years for awards attributable to individuals meeting certain age and years-of-service requirements, and on a straight-line basis over the applicable vesting period of one or three years for the other awards.
Share Repurchase Plan. In December 2014, our Board of Directors approved a share repurchase program under which we may repurchase up to 10 million shares of our common stock on a discretionary basis. Under the program, which has no expiration date, we had repurchased 2.0 million shares for $100 million through December

31, 2015. We have not repurchased any shares under this plan since 2015, and we are not obligated to make any future repurchases. We account for the shares we hold in treasury under the cost method, at average cost.

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

•Manufactured Products—Our Manufactured Products segment consists of our prior Manufactured Products Business unit (previously in our Subsea Products segment) plus commercial theme park entertainment systems and AGV technology (both previously in our Advanced Technologies segment). Our Manufactured Products segment provides the following:

◦distribution and connection systems including production control umbilicals and field development hardware and pipeline connection and repair systems to the energy industry; and AGV technology and entertainment systems to a variety of industries.

•Offshore Projects Group—Our OPG segment consists of our prior Subsea Projects segment less survey services, maritime shipping and global data solutions (“GDS”) plus our Service and Rental business unit (previously in our Subsea Products segment). Our OPG segment provides the following:

◦subsea installation and intervention, including riserless light well intervention services, inspection, maintenance and repair (“IMR”) services, principally in the U.S. Gulf of Mexico and offshore Angola, utilizing owned and chartered vessels;
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

The table that follows presents revenue, income (loss) from operations and depreciation and amortization expense by business segment:

	Three Months Ended			Six Months Ended
(in thousands)	Jun 30, 2021	Jun 30, 2020 *	Mar 31, 2021	Jun 30, 2021	Jun 30, 2020 *
Revenue
Energy Services and Products
Subsea Robotics	$141,371	$119,234	$119,119	$260,490	$259,004
Manufactured Products	79,127	100,570	86,825	165,952	267,104
Offshore Projects Group	107,951	73,840	89,234	197,185	148,094
Integrity Management & Digital Solutions	64,070	53,969	54,048	118,118	118,698
Total Energy Services and Products	392,519	347,613	349,226	741,745	792,900
Aerospace and Defense Technologies	105,680	79,603	88,327	194,007	170,984
Total	$498,199	$427,216	$437,553	$935,752	$963,884
Income (Loss) from Operations
Energy Services and Products
Subsea Robotics	$21,710	$11,662	$14,619	$36,329	$(82,421)
Manufactured Products	790	3,865	2,753	3,543	(62,273)
Offshore Projects Group	7,996	(4,135)	8,813	16,809	(83,458)
Integrity Management & Digital Solutions	4,721	(1,825)	2,474	7,195	(123,360)
Total Energy Services and Products	35,217	9,567	28,659	63,876	(351,512)
Aerospace and Defense Technologies	19,340	13,430	16,839	36,179	26,401
Unallocated Expenses	(31,738)	(28,179)	(31,715)	(63,453)	(60,828)
Total	$22,819	$(5,182)	$13,783	$36,602	$(385,939)
Depreciation and Amortization, including Goodwill Impairment
Energy Services and Products
Subsea Robotics	$22,436	$25,080	$22,952	$45,388	$164,267
Manufactured Products	3,248	3,587	3,227	6,475	19,551
Offshore Projects Group	6,862	8,255	7,125	13,987	83,162
Integrity Management & Digital Solutions	1,091	757	1,124	2,215	125,100
Total Energy Services and Products	33,637	37,679	34,428	68,065	392,080
Aerospace and Defense Technologies	1,404	658	1,276	2,680	1,345
Unallocated Expenses	184	361	767	951	1,469
Total	$35,225	$38,698	$36,471	$71,696	$394,894

* Recast to reflect segment changes.

We determine Income (Loss) from Operations for each business segment before interest income or expense, other income (expense) and provision for income taxes. We do not consider an allocation of these items to be practical.

Income (Loss) from Operations
Three Months Ended June 30, 2021, June 30, 2020 and March 31, 2021—During the three-month periods ended June 30, 2021, June 30, 2020 and March 31, 2021, we recorded adjustments attributable to each of our reporting segments as follows:

	For the Three Months Ended June 30, 2021
(in thousands)	Subsea Robotics	Manufactured Products	OPG	IMDS	ADTech	Unallocated Expenses	Total
Adjustments for the effects of:
Loss on sale of asset	$—	$—	$—	$—	$—	$1,415	$1,415
Total adjustments for the three months ended June 30, 2021	$—	$—	$—	$—	$—	$1,415	$1,415

	For the Three Months Ended June 30, 2020 *
(in thousands)	Subsea Robotics	Manufactured Products	OPG	IMDS	ADTech	Unallocated Expenses	Total
Adjustments for the effects of:
Other	$1,380	$1,212	$1,405	$1,536	$—	$175	$5,708
Total adjustments for the three months ended June 30, 2020	$1,380	$1,212	$1,405	$1,536	$—	$175	$5,708

* Recast to reflect segment changes.

	For the Three Months Ended March 31, 2021
(in thousands)	Subsea Robotics	Manufactured Products	OPG	IMDS	ADTech	Unallocated Expenses	Total
Other	$395	$537	$149	$217	$10	$—	$1,308
Total adjustments for the three months ended March 31, 2021	$395	$537	$149	$217	$10	$—	$1,308

Six Months Ended June 30, 2021 and June 30, 2020—During the six-month periods ended June 30, 2021 and 2020, we recorded adjustments attributable to each of our reporting segments as follows:

	For the Six Months Ended June 30, 2021
(in thousands)	Subsea Robotics	Manufactured Products	OPG	IMDS	ADTech	Unallocated Expenses	Total
Loss on sale of asset	$—	$—	$—	$—	$—	$1,415	$1,415
Other	395	537	149	217	10	—	1,308
Total adjustments for the six months ended June 30, 2021	$395	$537	$149	$217	$10	$1,415	$2,723

	For the Six Months Ended June 30, 2020 *
(in thousands)	Subsea Robotics	Manufactured Products	OPG	IMDS	ADTech	Unallocated Expenses	Total
Adjustments for the effects of:
Long-lived assets impairments	$—	$61,074	$7,522	$167	$—	$—	$68,763
Long-lived assets write-offs	7,328	—	—	—	—	—	7,328
Goodwill impairment	102,118	11,388	66,285	123,214	—	—	303,005
Other	2,299	3,196	2,621	3,767	—	455	12,338
Total adjustments for the six months ended June 30, 2020	$111,745	$75,658	$76,428	$127,148	$—	$455	$391,434

* Recast to reflect segment changes.

Depreciation and Amortization, including Goodwill Impairment
Depreciation expense on property and equipment, reflected in Depreciation and Amortization, including Goodwill Impairment in the table above, was $35 million, $38 million and $35 million in the three-month periods ended June 30, 2021 and 2020 and March 31, 2021, respectively, and $70 million and $81 million in the six-month periods ended June 30, 2021 and 2020, respectively.
Amortization expense on long-lived intangible assets, reflected in Depreciation and Amortization, including Goodwill Impairment in the table above, was $0.8 million, $0.8 million and $1.3 million in the three-month periods ended June 30, 2021 and 2020 and March 31, 2021, respectively, and $2.1 million and $3.4 million in the six-month periods ended June 30, 2021 and 2020, respectively.
Goodwill impairment expense, reflected in Depreciation and Amortization, including Goodwill Impairment in the table above, was $303 million in the six-month period ended June 30, 2020. For further information regarding goodwill impairment expense, see Note 4—“Impairments.”
Long-lived asset write-offs, reflected in Depreciation and Amortization, including Goodwill Impairment in the table above, were $7.3 million in the six-month period ended June 30, 2020. For further information regarding our long-lived asset write-offs, see Note 4—“Impairments.”

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
•our third quarter 2021 operating results and the contributions from our segments to those results, as well as the amount of Unallocated Expenses for the third quarter;
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
•the condition of debt markets and our possible future debt repurchases;
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

Realignment of Reportable Segments

As described in Note 10—“Business Segment Information” in the Notes to Consolidated Financial Statements included in this report, in the third quarter of 2020, we changed our organizational structure as part of the transformation to realign our businesses to achieve greater cost efficiencies and to bring together business units that frequently work together and promote increased synergies in bidding, project management and the use of offshore technicians. As a result, information that our chief operating decision maker regularly reviews for purposes of allocating resources and assessing performance changed. Therefore, for the three- and six-month periods ended June 30, 2021, we are reporting our financial results consistent with our newly realigned operating segments and have recast certain prior period amounts to conform to the way we internally manage our businesses and monitor segment performance. Our new structure aligns our company around five reportable segments: (1) Subsea Robotics; (2) Manufactured Products; (3) Offshore Projects Group (“OPG”); (4) Integrity Management & Digital Solutions (“IMDS”); and (5) Aerospace and Defense Technologies (“ADTech”).

Overview of our Results and Guidance

Our diluted earnings (loss) per share for the three- and six-month periods ended June 30, 2021 were $0.06 and $(0.03), respectively, as compared to $(0.25) and $(3.96) for the corresponding periods of the prior year. These operating results met our expectations, and each of our operating segments in the three- and six-month periods ended June 30, 2021 contributed operating income.

Our continued operating results improvement in the second quarter of 2021, as compared to the first quarter of 2021, was primarily attributable to a seasonally influenced growth in revenue in our energy businesses complemented by continued operating discipline and incremental efficiency gains. As expected, compared to the first quarter of 2021, our energy segments increased revenue, with double-digit growth, and improved operating results in the second quarter. Our ADTech segment delivered sequential double-digit revenue growth and solid operating results.

During the first half of 2021, our cash increased $4.1 million, primarily from the $49 million of cash generated from operating activities as a result of good operating performance. We repurchased $31 million in aggregate principal amount of our 2024 Senior Notes (as defined below in Liquidity and Capital Resources) through open market repurchases and $23 million for maintenance and growth capital expenditures. We believe that our cash balance of $456 million at June 30, 2021 coupled with improved debt markets and our expected cash flows from operations in 2021 will provide us with improved flexibility to address our 2024 debt maturity while we continue to leverage our technologies and core competencies into energy-transition opportunities.

Looking forward, we believe our consolidated third quarter 2021 results will decline on moderately lower revenue, as compared to our second quarter 2021 results. We expect commodity prices to support good activity levels in our energy segments, particularly for short-cycle work. We anticipate relatively flat activity and operating profitability in our Subsea Robotics, Manufactured Products and IMDS segments, lower activity levels and relatively flat operating profitability in our OPG segment, and lower activity levels and lower operating profitability in our ADTech segment. Unallocated Expenses are expected to be in the mid-$30 million range, due primarily to increased information technology infrastructure costs and normalized accruals for incentive-based compensation.

On March 27, 2020, the CARES Act was signed into law in the United States. In accordance with the recently established rules and procedures under the CARES Act, we filed a 2014 refund claim to carry back our U.S. net operating loss generated in 2019 and filed an amended 2013 income tax return that was impacted by the net operating loss carryback. Prior to the enactment of the CARES Act, such net operating losses could only be carried forward. As a result, we expect to receive combined refunds of approximately $33 million, of which we have received $5.6 million as of June 30, 2021. The remaining refunds are classified as accounts receivable, net, in our consolidated balance sheet as of June 30, 2021.

Our cash tax payments for the full year of 2021 are estimated to be in the range of $40 million to $45 million, primarily due to taxes incurred in countries that impose tax on the basis of in-country revenue, without regard to the profitability of such operations. These cash tax payments do not include the impact of approximately $28 million of CARES Act tax refunds expected to be received in 2021 or 2022.

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

Consolidated revenue and profitability information are as follows:

	Three Months Ended			Six Months Ended
(dollars in thousands)	Jun 30, 2021	Jun 30, 2020	Mar 31, 2021	Jun 30, 2021	Jun 30, 2020
Revenue	$498,199	$427,216	$437,553	$935,752	$963,884
Gross Margin	68,397	42,537	56,657	125,054	89,289
Gross Margin %	14%	10%	13%	13%	9%
Operating Income (Loss)	22,819	(5,182)	13,783	36,602	(385,939)
Operating Income (Loss) %	5%	(1)%	3%	4%	(40)%

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

We had operating income of $23 million, $14 million and $37 million in the three-month periods ended June 30, 2021 and March 31, 2021, and the six-month period ended June 30, 2021, respectively. We had operating losses of $5.2 million and $386 million in the three- and six-month periods ended June 30, 2020, respectively. Included in our operating income and loss for the three months ended June 30, 2021, June 30, 2020 and March 31, 2021 were certain charges of $1.4 million, $5.7 million and $1.3 million, respectively. Included in our operating income and loss for the six months ended June 30, 2021 and 2020, were certain charges of $2.7 million and $391 million, respectively. These charges were primarily due to market conditions requiring impairment of certain of our assets along with other costs we recognized as we adapted our geographic footprint and staffing levels to the conditions of the markets we serve and are summarized as follows:

	For the three months ended June 30, 2021
(in thousands)	Subsea Robotics	Manufactured Products	Offshore Projects Group	Integrity Management & Digital Solutions	Aerospace and Defense Technologies	Unallocated Expenses	Total
Charges for the effects of:
Loss on sale of asset	$—	$—	$—	$—	$—	$1,415	$1,415
Total charges	$—	$—	$—	$—	$—	$1,415	$1,415

	For the three months ended June 30, 2020 *
(in thousands)	Subsea Robotics	Manufactured Products	Offshore Projects Group	Integrity Management & Digital Solutions	Aerospace and Defense Technologies	Unallocated Expenses	Total
Charges for the effects of:
Other	$1,380	$1,212	$1,405	$1,536	$—	$175	5,708
Total charges	$1,380	$1,212	$1,405	$1,536	$—	$175	$5,708

* Recast to reflect segment changes.

	For the three months ended March 31, 2021
(in thousands)	Subsea Robotics	Manufactured Products	Offshore Projects Group	Integrity Management & Digital Solutions	Aerospace and Defense Technologies	Unallocated Expenses	Total
Charges for the effects of:
Other	$395	$537	$149	$217	$10	$—	1,308
Total charges	$395	$537	$149	$217	$10	$—	$1,308

	For the six months ended June 30, 2021
(in thousands)	Subsea Robotics	Manufactured Products	Offshore Projects Group	Integrity Management & Digital Solutions	Aerospace and Defense Technologies	Unallocated Expenses	Total
Charges for the effects of:
Loss on sale of asset	$—	$—	$—	$—	$—	$1,415	$1,415
Other	395	537	149	217	10	—	1,308
Total charges	$395	$537	$149	$217	$10	$1,415	$2,723

	For the six months ended June 30, 2020 *
(in thousands)	Subsea Robotics	Manufactured Products	Offshore Projects Group	Integrity Management & Digital Solutions	Aerospace and Defense Technologies	Unallocated Expenses	Total
Charges for the effects of:
Long-lived assets impairments	$—	$61,074	$7,522	$167	$—	$—	$68,763
Long-lived assets write-offs	7,328	—	—	—	—	—	7,328
Goodwill impairment	102,118	11,388	66,285	123,214	—	—	303,005
Other	$2,299	$3,196	$2,621	$3,767	$—	$455	12,338
Total charges	$111,745	$75,658	$76,428	$127,148	$—	$455	$391,434

* Recast to reflect segment changes.

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

	Three Months Ended			Six Months Ended
(dollars in thousands)	Jun 30, 2021	Jun 30, 2020 *	Mar 31, 2021	Jun 30, 2021	Jun 30, 2020 *
Subsea Robotics
Revenue	$141,371	$119,234	$119,119	$260,490	$259,004
Gross Margin	31,767	21,324	24,078	55,845	40,797
Operating Income (Loss)	21,710	11,662	14,619	36,329	(82,421)
Operating Income (Loss) %	15%	10%	12%	14%	(32)%
ROV Days Available	22,750	22,750	22,469	45,219	45,500
ROV Days Utilized	14,005	13,501	11,887	25,892	28,354
ROV Utilization	62%	59%	53%	57%	62%

Manufactured Products
Revenue	79,127	100,570	86,825	165,952	267,104
Gross Margin	8,391	13,679	10,004	18,395	31,628
Operating Income (Loss)	790	3,865	2,753	3,543	(62,273)
Operating Income (Loss) %	1%	4%	3%	2%	(23)%
Backlog at End of Period	315,000	380,000	248,000	315,000	380,000

Offshore Projects Group
Revenue	107,951	73,840	89,234	197,185	148,094
Gross Margin	14,566	3,170	15,111	29,677	5,265
Operating Income (Loss)	7,996	(4,135)	8,813	16,809	(83,458)
Operating Income (Loss) %	7%	(6)%	10%	9%	(56)%

Integrity Management & Digital Solutions
Revenue	64,070	53,969	54,048	118,118	118,698
Gross Margin	10,462	5,455	8,209	18,671	15,247
Operating Income (Loss)	4,721	(1,825)	2,474	7,195	(123,360)
Operating Income (Loss) %	7%	(3)%	5%	6%	(104)%

Total Energy Services and Products
Revenue	$392,519	$347,613	$349,226	$741,745	$792,900
Gross Margin	65,186	43,628	57,402	122,588	92,937
Operating Income (Loss)	35,217	9,567	28,659	63,876	(351,512)
Operating Income (Loss) %	9%	3%	8%	9%	(44)%

* Recast to reflect segment changes.

In general, our Energy Services and Products business focuses on supplying services and products to the oil and gas industry, and to a lesser extent, the offshore renewables and mobility solutions industries. The adverse impacts of the COVID-19 pandemic and the associated supply and demand imbalance have resulted in lower levels of activity and profitability. As we expect a recovery will continue to take time to restore profitability and generate satisfactory returns, we have taken action and implemented cost improvement initiatives.

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

	Three Months Ended			Six Months Ended
	Jun 30, 2021	Jun 30, 2020 *	Mar 31, 2021	Jun 30, 2021	Jun 30, 2020 *
ROV	80%	83%	78%	79%	81%

Other	20%	17%	22%	21%	19%

* Recast to reflect segment changes.

During the second quarter of 2021, Subsea Robotics operating income increased as compared to the immediately preceding quarter, primarily due to higher seasonal activity for ROV, survey, and tooling services on stable pricing across our business lines. Subsea Robotics operating income for the second quarter of 2021 increased, as compared to the corresponding period of the prior year, as a result of increased days on hire and higher average revenue per day on hire. Subsea Robotics operating income for the six-month period ended June 30, 2021 increased as compared to the corresponding period of the prior year due to charges of $112 million in the six-month period ended June 30, 2020 for goodwill impairment, write-offs of certain equipment, and other expenses. Exclusive of those charges, Subsea Robotics operating income for the six-month period ended June 30, 2021 increased on higher revenue, as compared to the corresponding period of the prior year as a result of higher average revenue per day in the first half of 2021.

Fleet utilization was 62% for the three months ended June 30, 2021 as compared to 59% for the corresponding period of the prior year. Fleet utilization decreased to 57% from 62% for the six-month periods ended June 30, 2021 and June 30, 2020, respectively. During the six months ended June 30, 2021, we retired eight of our conventional workclass ROV systems and replaced them with five upgraded conventional workclass ROV systems and three IsurusTM workclass ROV systems (which are capable of operating in severe conditions and are ideal for renewables projects and high-speed surveys) that are currently engaged in renewables work, resulting in a total of 250 ROVs in our ROV fleet as of both June 30, 2021 and June 30, 2020.

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

Our Manufactured Products operating results in the second quarter of 2021 decreased when compared to the immediately preceding quarter, as lower revenue decreased the ability to leverage our cost base. Our Manufactured Products operating results decreased in the second quarter of 2021, as compared to the corresponding period of the prior year, primarily as a result of increased activity in subsea umbilical and hardware throughput in the second quarter of 2020 that did not occur in the second quarter of 2021. Manufactured Products operating results were higher for the six-month period ended June 30, 2021, when compared to the corresponding period of the prior year, as a result of $76 million in charges in the six-month period ended June 30, 2020 for goodwill and asset impairments and other expenses. Exclusive of charges, operating results decreased as compared to the corresponding period of the prior year as a result of increased activity in subsea umbilical and hardware throughput in the first half of 2020 that did not occur in the first half of 2021.

Our Manufactured Products backlog was $315 million as of June 30, 2021, compared to $266 million as of December 31, 2020. The backlog increase was primarily attributable to increased levels of bookings in 2021 in our energy-related operations. Recent award activity has been encouraging in our energy products businesses; however, activity has continued to lag in our mobility solutions businesses. Many of our non-energy-related customers have delayed investment decisions due to uncertainties regarding COVID-19 and the related potential operating risks. Our book-to-bill ratio was 0.8 for the trailing 12 months, as compared with a book-to-bill ratio of 0.4 for the year ended December 31, 2020.

Offshore Projects Group. Our OPG segment provides a broad portfolio of integrated subsea project capabilities and solutions, including subsea installation and intervention, installation and workover control systems (“IWOCS”) and ROV workover control systems (“RWOCS”), project management and engineering, and seabed preparation, route clearance and trenching services.

Our OPG operating results were lower in the second quarter of 2021, as compared to the immediately preceding quarter, on higher revenue. Our OPG revenue was higher in the second quarter of 2021, as compared to the immediately preceding quarter, primarily due to benefits from ongoing field activities on several projects in Angola and a seasonal increase in intervention, maintenance and repair (“IMR”) work in the Gulf of Mexico. OPG operating results were lower in the second quarter of 2021, as compared to the immediately preceding quarter, primarily due to unplanned downtime and related costs associated with the Angola riserless light well intervention project, which was partially offset by higher IMR activity levels in the Gulf of Mexico. Our OPG operating results increased in the three months ended June 30, 2021, compared to the corresponding period of the prior year, on higher revenue, primarily due to the start-up of field activities on the riserless light well intervention project in Angola with no comparable activity in the second quarter of 2020. Our OPG operating results improved in the six months ended June 30, 2021 compared to the corresponding period of the prior year, due to charges of $76 million recorded in the first six months of 2020 for goodwill and asset impairments and other expenses. Exclusive of those charges, our OPG operating results were higher in the six-month period ended June 30, 2021 as compared to the corresponding period of the prior year, primarily due to the year-over-year contribution from our Angola riserless light well intervention campaign discussed above and higher vessel utilization.

Integrity Management & Digital Solutions. Through our IMDS segment we provide asset integrity management, corrosion management, inspection and nondestructive testing services, principally to customers in the oil and gas, power generation, and petrochemical industries. We perform these services on both onshore and offshore facilities, both topside and subsea. We also provide software, digital and connectivity solutions for the energy industry and software and analytical solutions for the bulk cargo maritime industry.

Our IMDS operating results for the second quarter of 2021 improved as compared to the immediately preceding quarter, on higher revenue, primarily due to higher seasonal activity and the start-up of several new multi-year projects combined with continuing efficiency improvements. IMDS operating results for the three-month period ended June 30, 2021, as compared to the corresponding period of the prior year, were higher due to nonrecurring costs on certain completed projects, other expenses of $1.5 million and lower activity levels in the second quarter of 2020. IMDS operating results for the six-month period ended June 30, 2021, as compared to the corresponding period of the prior year, improved due to charges of $127 million recorded in the first six months of 2020. Exclusive of those charges, operating results for the six-month period ended June 30, 2021 were higher, as compared to the corresponding period of the prior year, due to the start-up of several new customer contracts and realization of cost improvements in 2021, and nonrecurring costs on certain projects completed in the first six months of 2020 and lower activity levels in the first six months of 2020.

Aerospace and Defense Technologies. Our ADTech segment provides government services and products, including engineering and related manufacturing in defense and space exploration activities, principally to U.S. government agencies and their prime contractors.

Revenue, gross margin and operating income (loss) information for our ADTech segment are as follows:

	Three Months Ended			Six Months Ended
(dollars in thousands)	Jun 30, 2021	Jun 30, 2020 *	Mar 31, 2021	Jun 30, 2021	Jun 30, 2020 *
Revenue	$105,680	$79,603	$88,327	$194,007	$170,984
Gross Margin	24,603	17,313	22,110	46,713	34,798
Operating Income (Loss)	19,340	13,430	16,839	36,179	26,401
Operating Income (Loss) %	18%	17%	19%	19%	15%

* Recast to reflect segment changes.

Our ADTech segment operating results for the second quarter of 2021 were higher, as compared to the immediately preceding quarter, on higher revenue due to project mix and favorable rate-based adjustments. Our ADTech segment operating results for the three-month period ended June 30, 2021 were higher, when compared to the corresponding period of the prior year, on higher revenue due to increased activity in defense subsea technologies. Our ADTech operating results for the six-month period ended June 30, 2021 increased on higher levels of revenue, when compared to the corresponding period of the prior year, due to increased activity in both defense subsea technologies and space systems.

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

Unallocated Expenses information is as follows:

	Three Months Ended			Six Months Ended
(dollars in thousands)	Jun 30, 2021	Jun 30, 2020	Mar 31, 2021	Jun 30, 2021	Jun 30, 2020
Gross margin expenses	$(21,392)	$(18,404)	(22,855)	$(44,247)	$(38,446)
% of revenue	4%	4%	5%	5%	4%
Operating expenses	(31,738)	(28,179)	(31,715)	(63,453)	(60,828)
Operating expenses % of revenue	6%	7%	7%	7%	6%

Our Unallocated Expenses for the second quarter of 2021 were flat, as compared to the immediately preceding quarter. Our Unallocated Expenses for the three- and six-month periods ended June 30, 2021 were higher, as compared to the corresponding periods of the prior year, primarily as a result of increased accruals for incentive-based compensation.

Other

The following table sets forth our significant financial statement items below the income (loss) from operations line.

	Three Months Ended			Six Months Ended
(in thousands)	Jun 30, 2021	Jun 30, 2020	Mar 31, 2021	Jun 30, 2021	Jun 30, 2020
Interest income	$683	$511	$519	$1,202	$1,788
Interest expense, net of amounts capitalized	(9,729)	(11,611)	(10,407)	(20,136)	(24,073)
Equity in income (losses) of unconsolidated affiliates	378	674	534	912	1,871
Other income (expense), net	(1,955)	(3,660)	(1,453)	(3,408)	(10,788)
Provision (benefit) for income taxes	5,955	5,520	12,341	18,296	(24,755)

In addition to interest on borrowings, interest expense, net of amounts capitalized, includes amortization of loan costs and interest rate swap gains, fees for lender commitments under our revolving credit agreement and fees for standby letters of credit and bank guarantees that banks issue on our behalf for performance bonds, bid bonds and self-insurance requirements.

Foreign currency transaction gains and losses are the principal component of other income (expense), net. In the three- and six-month periods ended June 30, 2021, we incurred foreign currency transaction gains (losses) of $(1.8) million and $(3.7) million, respectively. In the three- and six-month periods ended June 30, 2020, we incurred foreign currency transaction gains of $(3.9) million and $(11) million, respectively. The currency losses in 2021 were primarily related to declining exchange rates for the Angolan kwanza relative to the U.S. dollar. The currency losses in the 2020 periods were primarily related to declining exchange rates for the Angolan kwanza and the Brazilian real relative to the U.S. dollar. We could incur further foreign currency exchange losses in Angola and Brazil if further currency devaluations occur.

Our tax provision is based on (1) our earnings for the period and other factors affecting the tax provision and (2) the operations of foreign branches and subsidiaries that are subject to local income and withholding taxes. Factors that affect our tax rate include our profitability levels in general and the geographical mix of our results. The effective tax rate for the six-month periods ended June 30, 2021 and 2020 was different than the federal statutory rate of 21%, primarily due to the geographical mix of operating revenue and results, changes in valuation allowances and uncertain tax positions, and other discrete items; therefore, we do not believe a discussion of the annual effective tax rate is meaningful. We continue to make an assertion to indefinitely reinvest the unrepatriated earnings of any foreign subsidiary that would incur incremental tax consequences upon the distribution of such earnings.

On March 27, 2020, the CARES Act was signed into law in the United States. In accordance with the recently established rules and procedures under the CARES Act, we filed a 2014 refund claim to carry back our U.S. net operating loss generated in 2019 and amended our 2012 and 2013 federal income tax returns impacted by the net operating loss carryback. Prior to enactment of the CARES Act, such net operating losses could only be carried forward. As a result, we expect to receive combined refunds of approximately $33 million, of which we have received $5.6 million as of June 30, 2021. The remaining refunds are classified as accounts receivable, net, in our consolidated balance sheet as of June 30, 2021.

Liquidity and Capital Resources

We consider our liquidity, cash flows and capital resources adequate to support our operations, capital commitments and growth initiatives. As of June 30, 2021, we had working capital of $749 million, including $456 million of cash and cash equivalents. Additionally, we had $500 million available through our revolving credit facility under a credit agreement further described below.

Amendment No. 4 to the Credit Agreement (as defined below) provides for a $500 million revolving credit facility until October 25, 2021 and thereafter $450 million until January 25, 2023 with a group of banks. Our revolving credit facility provided under the Credit Agreement was undrawn as of June 30, 2021, and remains undrawn as of the date of this report, and our nearest maturity of indebtedness is our $470 million of our 4.650% Senior Notes due in November 2024 (the “2024 Senior Notes”). We may, from time to time, complete additional, limited repurchases of our 2024 Senior Notes, via open-market or privately negotiated repurchase transactions or otherwise, prior to their maturity date. We can provide no assurances as to the timing of any such repurchases or whether we will complete any such repurchases at all. We do not intend to disclose further information regarding any such repurchase transactions, except to the extent required in our subsequent periodic filings on Forms 10-K or 10-Q, or unless otherwise required by applicable law.

Cash flows for the six months ended June 30, 2021 and 2020 are summarized as follows:

	Six Months Ended
(in thousands)	Jun 30, 2021	Jun 30, 2020
Changes in Cash:
Net Cash Provided by Operating Activities	$48,823	$5,368
Net Cash Used in Investing Activities	(12,157)	(35,317)
Net Cash Used in Financing Activities	(32,284)	(1,947)
Effect of exchange rates on cash	(311)	(8,250)
Net Increase (Decrease) in Cash and Cash Equivalents	$4,071	$(40,146)

Operating activities

Our primary sources and uses of cash flows from operating activities for the six months ended June 30, 2021 and 2020 are as follows:

	Six Months Ended
(in thousands)	Jun 30, 2021	Jun 30, 2020
Cash Flows from Operating Activities:
Net income (loss)	$(3,124)	$(392,386)
Non-cash items, net	70,037	459,072
Accounts receivable and contract assets	(63,072)	63,724
Inventory	12,107	14,297
Current liabilities	41,820	(135,019)
Other changes	(8,945)	(4,320)
Net Cash Provided by (Used in) Operating Activities	$48,823	$5,368

The decrease in cash related to accounts receivable and contract assets in the six months ended June 30, 2021 reflects the timing of project milestones and customer payments. The increase in cash related to current liabilities in the six months ended June 30, 2021 reflects the timing of vendor payments and higher contract liabilities due to an increase in deferred customer prepayments, and increased accruals for annual employee incentive payments related to attainment of specific performance goals.

Investing activities

Our capital expenditures of $23 million were lower during the first six months of 2021, as compared to $38 million in the first six months of 2020, as a result of actions we have taken beginning in 2020 to reduce costs and preserve liquidity.

For 2021, we expect our capital expenditures to be in the range of $50 million to $70 million. This includes approximately $35 million to $40 million of maintenance capital expenditures and $15 million to $30 million of growth capital expenditures.

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

Financing activities

In the six months ended June 30, 2021, we used $32 million of cash in financing activities primarily due to repurchases of approximately $31 million in aggregate principal amount of the 2024 Senior Notes at par in open market transactions. In the six months ended June 30, 2020, we used $1.9 million in financing activities.

As of June 30, 2021, we had long-term debt in the principal amount of $770 million outstanding and $500 million available under our revolving credit facility provided under the Credit Agreement.

In October 2014, we entered into a credit agreement (as amended, the “Credit Agreement”) with a group of banks. The Credit Agreement initially provided for a $500 million five-year revolving credit facility (the "Revolving Credit Facility"). Subject to certain conditions, the aggregate commitments under the Revolving Credit Facility may be increased by up to $300 million at any time upon agreement between us and existing or additional lenders. Borrowings under the Revolving Credit Facility may be used for general corporate purposes. The Credit Agreement also provided for a $300 million term loan, which we repaid in full in February 2018, using net proceeds from the issuance of our 2028 Senior Notes (as defined below), and cash on hand.

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

The Credit Agreement contains various covenants that we believe are customary for agreements of this nature, including, but not limited to, restrictions on our ability and the ability of each of our subsidiaries to incur debt, grant liens, make certain investments, make distributions, merge or consolidate, sell assets and enter into certain restrictive agreements. We are also subject to a maximum adjusted total Capitalization Ratio (as defined in the Credit Agreement and which stipulates that, among other items, we exclude any impacts associated with current and prior period impairments) of 55%. The Credit Agreement includes customary events of default and associated remedies. As of June 30, 2021, we were in compliance with all the covenants set forth in the Credit Agreement.

In November 2014, we completed the public offering of $500 million aggregate principal amount of our 2024 Senior Notes. We pay interest on the 2024 Senior Notes on May 15 and November 15 of each year. The 2024 Senior Notes are scheduled to mature on November 15, 2024.

In February 2018, we completed the public offering of $300 million aggregate principal amount of 6.000% Senior Notes due 2028 (the “2028 Senior Notes”). We pay interest on the 2028 Senior Notes on February 1 and August 1 of each year. The 2028 Senior Notes are scheduled to mature on February 1, 2028.

We may redeem some or all of the 2024 Senior Notes and 2028 Senior Notes at specified redemption prices. In the three months ended June 30, 2021, we repurchased approximately $31 million in aggregate principal amount of the 2024 Senior Notes at par in open market transactions. The aggregate purchase price included accrued and unpaid interest to the repurchase date of $0.3 million. We recorded loss on extinguishment of debt of less than $0.1 million for fees associated with the repurchases.

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

Off-Balance Sheet Arrangements

We have not guaranteed any debt not reflected on our Consolidated Balance Sheets as of June 30, 2021, and we do not have any off-balance sheet arrangements, as defined by SEC rules.

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

For information about our critical accounting policies and estimates, see Part II. Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our annual report on Form 10-K for the year ended December 31, 2020. As of June 30, 2021, there have been no material changes to the judgments, assumptions and estimates upon which our critical accounting policies and estimates are based.

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
Because we operate in various regions in the world, we conduct a portion of our business in currencies other than the U.S. dollar. The functional currency for most of our international operations is the applicable local currency. A stronger U.S. dollar against the United Kingdom pound sterling, the Norwegian kroner and the Brazilian real could result in lower operating income. We manage our exposure to changes in foreign exchange rates principally through arranging compensation in U.S. dollars or freely convertible currency and, to the extent possible, by limiting compensation received in other currencies to amounts necessary to meet obligations denominated in those currencies. We use the exchange rates in effect as of the balance sheet date to translate assets and liabilities when the functional currency is the local currency, resulting in translation adjustments that we reflect as accumulated other comprehensive income or loss in the equity section of our Consolidated Balance Sheets. We recorded net adjustments to our equity accounts of $6.5 million and $11 million in the three-month periods ended June 30, 2021 and 2020, respectively, and $3.6 million and $(60) million in the six-month periods ended June 30, 2021 and 2020, respectively. Negative adjustments reflect the net impact of the strengthening of the U.S. dollar against various foreign currencies for locations where the functional currency is not the U.S. dollar. Conversely, positive adjustments reflect the effect of a weakening U.S. dollar.

We recorded foreign currency transaction gains (losses) of $(1.8) million and $(3.7) million in the three- and six-month periods ended June 30, 2021, and $(3.9) million and $(11) million in the three- and six-month periods ended June 30, 2020, respectively. We recorded foreign currency transaction losses related to the Angolan kwanza and Brazilian real as a component of other income (expense), net in our Consolidated Statements of Operations in those respective periods. Foreign currency transaction gains (losses) related to the Brazilian real of less than $0.1 million in the three- and six-month periods ended June 30, 2021 and $(3.7) million and $(7.7) million in the three- and six-month periods ended June 30, 2020, respectively, were primarily due to the remeasurement of our U.S. dollar denominated liability balances to the Brazilian real. Foreign currency transaction gains (losses) related to the Angolan kwanza of $(0.5) million and $(1.9) million in the three- and six-month periods ended June 30, 2021 and $(0.2) million and $(2.2) million in the three- and six-month periods ended June 30, 2020, respectively, were primarily due to the remeasurement of our Angolan kwanza cash balances to U.S. dollars. Any conversion of cash balances from kwanza to U.S. dollars is controlled by the central bank in Angola. During the six months ended June 30, 2021 and the year ended December 31, 2020, we were able to repatriate $3.3 million and $11 million, respectively, of cash from Angola.

As of June 30, 2021 and December 31, 2020, we had the equivalent of approximately $6.6 million and $4.7 million, respectively, of kwanza cash balances in Angola reflected on our Consolidated Balance Sheets.

To mitigate our currency exposure risk in Angola, we have used kwanza to purchase equivalent Angolan central bank (Banco Nacional de Angola) bonds. The bonds are denominated as U.S. dollar equivalents, so that, upon payment of semi-annual interest and principal upon maturity, payment is made in kwanza, equivalent to the respective U.S. dollars at the then-current exchange rate. As of June 30, 2021 and December 31, 2020, we had $6.9 million and $10 million respectively, of Angolan bonds on our Consolidated Balance Sheets. During the six-month period ended June 30, 2021, we sold a portion of these bonds for $4.5 million. Because we intend to sell the bonds if we are able to repatriate the proceeds, we have classified these bonds as available-for-sale securities, and they are recorded in other current assets in our Consolidated Balance Sheets.

We estimated the fair market value of the Angolan bonds to be $6.9 million and $10 million as of June 30, 2021 and December 31, 2020, respectively, using quoted market prices. Since the market for the Angolan bonds is not an active market, the fair value of the Angolan bonds is classified within Level 2 in the fair value hierarchy under U.S. GAAP. As of June 30, 2021, we have $0.7 million in unrealized gains, net of tax, related to these bonds as a component of accumulated other comprehensive loss in our Consolidated Balance Sheets.

Item 4.        Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2021 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There has been no change in our internal control over financial reporting that occurred during the three months ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.Legal Proceedings

For information regarding legal proceedings, see the discussion under the caption “Litigation” in Note 8—“Commitments and Contingencies” in the Notes to Consolidated Financial Statements included in this report, which discussion we incorporate by reference into this Item.

Item 6.         Exhibits

Index to Exhibits
			Registration or File Number	Form of Report	Report Date	Exhibit Number
*	3.01	Restated Certificate of Incorporation	1-10945	10-K	Dec. 2000	3.01
*	3.02	Certificate of Amendment to Restated Certificate of Incorporation	1-10945	8-K	May 2008	3.1
*	3.03	Certificate of Amendment to Restated Certificate of Incorporation	1-10945	8-K	May 2014	3.1
*	3.04	Amended and Restated Bylaws	1-10945	8-K	Aug. 2020	3.01
	10.01+	Third Amendment to Amended and Restated Oceaneering International, Inc. Retirement Investment Plan
	31.01	Rule 13a – 14(a)/15d – 14(a) certification of principal executive officer
	31.02	Rule 13a – 14(a)/15d – 14(a) certification of principal financial officer
	32.01	Section 1350 certification of principal executive officer
	32.02	Section 1350 certification of principal financial officer
	101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
	101.SCH	XBRL Taxonomy Extension Schema Document
	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
	101.LAB	XBRL Taxonomy Extension Label Linkbase Document
	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
	104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
	*	Exhibit previously filed with the Securities and Exchange Commission, as indicated, and incorporated herein by reference.
	+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

July 30, 2021	/S/ RODERICK A. LARSON
Date	Roderick A. Larson
President and Chief Executive Officer
(Principal Executive Officer)

July 30, 2021	/S/ ALAN R. CURTIS
Date	Alan R. Curtis
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

July 30, 2021	/S/ WITLAND J. LEBLANC, JR.
Date	Witland J. LeBlanc, Jr.
Vice President and Chief Accounting Officer
(Principal Accounting Officer)