Form 10-Q
period 2021-09-30
OCEANEERING INTERNATIONAL INC
filed 2021-10-29
CIK 73756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
☐ Yes   ☑ No
Number of shares of Common Stock outstanding as of October 22, 2021: 99,798,705

Oceaneering International, Inc.
Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	Sep 30, 2021	Dec 31, 2020
(in thousands, except share data)
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$447,725	$452,016
Accounts receivable, net	293,126	296,214
Contract assets, net	254,672	221,997
Inventory, net	128,869	141,241
Other current assets	60,743	58,795
Total Current Assets	1,185,135	1,170,263
Property and equipment, at cost	2,446,348	2,456,602
Less accumulated depreciation	1,935,620	1,865,495
Net property and equipment	510,728	591,107
Other Assets:
Goodwill	34,936	35,016
Other noncurrent assets	105,402	108,250
Right-of-use operating lease assets	145,771	141,206
Total other assets	286,109	284,472
Total Assets	$1,981,972	$2,045,842
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$97,836	$94,207
Accrued liabilities	302,656	292,863
Contract liabilities	50,754	50,046
Total current liabilities	451,246	437,116
Long-term debt	739,980	805,251
Long-term operating lease liabilities	157,510	156,074
Other long-term liabilities	84,139	89,244
Commitments and contingencies
Equity:
Common stock, par value $0.25 per share; 360,000,000 shares authorized; 110,834,088 shares issued	27,709	27,709
Additional paid-in capital	170,787	192,492
Treasury stock; 11,035,383 and 11,525,725 shares, at cost	(631,942)	(660,021)
Retained earnings	1,340,726	1,351,220
Accumulated other comprehensive loss	(364,246)	(359,306)
Oceaneering shareholders' equity	543,034	552,094
Noncontrolling interest	6,063	6,063
Total equity	549,097	558,157
Total Liabilities and Equity	$1,981,972	$2,045,842

The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2021	2020	2021	2020
Revenue	$466,814	$439,743	$1,402,566	$1,403,627
Cost of services and products	406,966	410,092	1,217,664	1,284,687
Gross margin	59,848	29,651	184,902	118,940
Selling, general and administrative expense	44,079	49,396	132,531	152,856
Long-lived assets impairments	—	—	—	68,763
Goodwill impairment	—	40,875	—	343,880
Income (loss) from operations	15,769	(60,620)	52,371	(446,559)
Interest income	662	414	1,864	2,202
Interest expense, net of amounts capitalized	(9,616)	(9,250)	(29,752)	(33,323)
Equity in income (losses) of unconsolidated affiliates	189	131	1,101	2,002
Other income (expense), net	(814)	(2,836)	(4,222)	(13,624)
Income (loss) before income taxes	6,190	(72,161)	21,362	(489,302)
Provision (benefit) for income taxes	13,560	7,204	31,856	(17,551)
Net Income (Loss)	$(7,370)	$(79,365)	$(10,494)	$(471,751)

Weighted-average shares outstanding
Basic	99,797	99,297	99,675	99,209
Diluted	99,797	99,297	99,675	99,209
Earnings (loss) per share
Basic	$(0.07)	$(0.80)	$(0.11)	$(4.76)
Diluted	$(0.07)	$(0.80)	$(0.11)	$(4.76)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Net income (loss)	$(7,370)	$(79,365)	$(10,494)	$(471,751)
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	(8,988)	13,204	(5,376)	(46,492)
Change in unrealized gains for available-for-sale debt securities (1)	(249)	—	436	—
Total other comprehensive income (loss)	(9,237)	13,204	(4,940)	(46,492)
Comprehensive income (loss)	$(16,607)	$(66,161)	$(15,434)	$(518,243)

(1)	There is no net income tax expense or benefit associated with the three- and nine-month periods ended September 30, 2021 due to a valuation allowance offset.

The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
(in thousands)	2021	2020
Cash Flows from Operating Activities:
Net income (loss)	$(10,494)	$(471,751)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization, including goodwill impairment	105,937	482,445
Loss on impairment of long-lived assets	—	68,763
Deferred income tax provision (benefit)	(1,801)	(8,211)
Inventory write-downs	—	7,038
Net loss (gain) on sales of property and equipment and other	2,318	1,597
Noncash compensation	8,101	6,252
Noncash impact of lease accounting	(4,636)	(1,838)
Excluding the effects of acquisitions, increase (decrease) in cash from:
Accounts receivable and contract assets	(29,587)	87,999
Inventory	12,371	19,179
Proceeds from interest rate swaps	—	12,840
Other operating assets	(7,624)	(4,639)
Currency translation effect on working capital, excluding cash	(142)	3,256
Current liabilities	14,130	(158,496)
Other operating liabilities	(3,254)	(12,071)
Total adjustments to net income (loss)	95,813	504,114
Net Cash Provided by (Used in) Operating Activities	85,319	32,363
Cash Flows from Investing Activities:
Purchases of property and equipment	(35,816)	(45,840)
Proceeds from redemption of investments in Angolan bonds	4,486	—
Distributions of capital from unconsolidated affiliates	3,108	5,374
Proceeds from sale of property and equipment	4,129	1,752
Other investing activities	1,157	—
Net Cash Provided by (Used in) Investing Activities	(22,936)	(38,714)
Cash Flows from Financing Activities:
Repurchase of 2024 Senior Notes	(63,010)	—
Other financing activities	(1,727)	(1,725)
Net Cash Provided by (Used in) Financing Activities	(64,737)	(1,725)
Effect of exchange rates on cash	(1,937)	(6,802)
Net Increase (Decrease) in Cash and Cash Equivalents	(4,291)	(14,878)
Cash and Cash Equivalents—Beginning of Period	452,016	373,655
Cash and Cash Equivalents—End of Period	$447,725	$358,777

The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Oceaneering Shareholders' Equity	Non-controlling Interest	Total Equity
(in thousands)
Balance, December 31, 2020	$27,709	$192,492	$(660,021)	$1,351,220	$(359,306)	$552,094	$6,063	$558,157
Net income (loss)	—	—	—	(9,365)	—	(9,365)	—	(9,365)
Other comprehensive income (loss)	—	—	—	—	(1,802)	(1,802)	—	(1,802)
Restricted stock unit activity	—	(13,642)	14,997	—	—	1,355	—	1,355
Restricted stock activity	—	(10,439)	10,439	—	—	—	—	—
Balance, March 31, 2021	27,709	168,411	(634,585)	1,341,855	(361,108)	542,282	6,063	548,345
Net income (loss)	—	—	—	6,241	—	6,241	—	6,241
Other comprehensive income (loss)	—	—	—	—	6,099	6,099	—	6,099
Restricted stock unit activity	—	(409)	2,456	—	—	2,047	—	2,047
Balance, June 30, 2021	27,709	168,002	(632,129)	1,348,096	(355,009)	556,669	6,063	562,732
Net income (loss)	—	—	—	(7,370)	—	(7,370)	—	(7,370)
Other comprehensive income (loss)	—	—	—	—	(9,237)	(9,237)	—	(9,237)
Restricted stock unit activity	—	2,785	187	—	—	2,972	—	2,972
Balance, September 30, 2021	$27,709	$170,787	$(631,942)	$1,340,726	$(364,246)	$543,034	$6,063	$549,097

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Oceaneering Shareholders' Equity	Non-controlling Interest	Total Equity
(in thousands)
Balance, December 31, 2019	$27,709	$207,130	$(681,640)	$1,850,244	$(334,097)	$1,069,346	$6,063	$1,075,409
Cumulative effect of ASC 326 adoption	—	—	—	(2,273)	—	(2,273)	—	(2,273)
Net income (loss)	—	—	—	(367,598)	—	(367,598)	—	(367,598)
Other comprehensive income (loss)	—	—	—	—	(70,325)	(70,325)	—	(70,325)
Restricted stock unit activity	—	(11,816)	13,262	—	—	1,446	—	1,446
Restricted stock activity	—	(5,992)	5,992	—	—	—	—	—
Balance, March 31, 2020	27,709	189,322	(662,386)	1,480,373	(404,422)	630,596	6,063	636,659
Net income (loss)	—	—	—	(24,788)	—	(24,788)	—	(24,788)
Other comprehensive income (loss)	—	—	—	—	10,629	10,629	—	10,629
Restricted stock unit activity	—	1,790	1,119	—	—	2,909	—	2,909
Balance, June 30, 2020	27,709	191,112	(661,267)	1,455,585	(393,793)	619,346	6,063	625,409
Net income (loss)	—	—	—	(79,365)	—	(79,365)	—	(79,365)
Other comprehensive income (loss)	—	—	—	—	13,204	13,204	—	13,204
Restricted stock unit activity	—	(862)	1,033	—	—	171	—	171
Balance, September 30, 2020	$27,709	$190,250	$(660,234)	$1,376,220	$(380,589)	$553,356	$6,063	$559,419

The accompanying Notes are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    SUMMARY OF MAJOR ACCOUNTING POLICIES

Basis of Presentation. Oceaneering International, Inc. (“Oceaneering,” “we” or “us”) has prepared these unaudited consolidated financial statements pursuant to instructions for quarterly reports on Form 10-Q, which we are required to file with the United States Securities and Exchange Commission (the “SEC”). These financial statements do not include all information and footnotes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). These financial statements reflect all adjustments that we believe are necessary to present fairly our financial position as of September 30, 2021 and our results of operations and cash flows for the periods presented. Except as otherwise disclosed herein, all such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in our annual report on Form 10-K for the year ended December 31, 2020. The results for interim periods are not necessarily indicative of annual results.
Principles of Consolidation. The consolidated financial statements include the accounts of Oceaneering and our 50% or more owned and controlled subsidiaries. We also consolidate entities that are determined to be variable interest entities if we determine that we are the primary beneficiary; otherwise, we account for those entities using the equity method of accounting. We use the equity method to account for our investments in unconsolidated affiliated companies of which we own an equity interest of between 20% and 50% and as to which we have significant influence, but not control, over operations. We use the cost method for all other long-term investments. Investments in entities that we do not consolidate are reflected on our balance sheet in other noncurrent assets. We eliminate intercompany transactions and accounts in consolidation.
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
We use the loss-rate method in developing the allowance for credit losses, which involves identifying pools of assets with similar risk characteristics, reviewing historical losses within the last three years and consideration of reasonable supportable forecasts of economic indicators. Changes in estimates, developing trends and other new information could have material effects on future evaluations.
We monitor the credit quality of our accounts receivable and other financing receivable amounts by frequent customer interaction, following economic and industry trends and reviewing specific customer data. Our other receivable amounts include contract assets and held-to-maturity loans receivable, which historically we consider to have a low risk of loss.
We are monitoring the impacts from the coronavirus (“COVID-19”) pandemic and volatility in the oil and natural gas markets on our customers and various counterparties. We have considered the current and expected economic and market conditions, as a result of COVID-19, in determining credit loss expense for the three- and nine-month periods ended September 30, 2021 and 2020.
As of September 30, 2021, our allowance for credit losses was $1.5 million for accounts receivable and $0.8 million for other receivables.
Financial assets are written off when deemed uncollectible and there is no reasonable expectation of recovering the contractual cash flows. During the three- and nine-month periods ended September 30, 2021, we wrote off accounts receivable of less than $0.1 million and $3.1 million, respectively, that previously had been reserved.
We have elected to apply the practical expedient available under “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” as amended, (“ASC 326”) to exclude the accrued interest receivable balance that is included in our held-to-maturity loans receivable. The amount excluded as of September 30, 2021 and December 31, 2020 was $1.3 million and $1.5 million, respectively.
Accounts receivable are considered to be past-due after the end of the contractual terms agreed to with the customer. There were no material past-due amounts that we consider uncollectible for our financial assets as of September 30, 2021. We generally do not require collateral from our customers. As of September 30, 2021, our accounts receivable included $11 million from one of our customers in our Manufactured Products segment that is a subsidiary of a China-based company that has been and remains subject to well-published financial challenges. See Note 8—”Commitments and Contingencies” for discussion regarding our outstanding accounts receivable from this customer.
Inventory. Inventory is valued at the lower of cost or net realizable value. We determine cost using the weighted-average method. We periodically review the value of items in inventory and record write-downs or write-offs of inventory based on our assessment of market conditions. Write-downs and write-offs are charged to cost of services and products. We did not record any write-downs or write-offs of inventory in the three- and nine-month periods ended September 30, 2021, as compared to $7.0 million of write-downs and write-offs in the three- and nine-month periods ended September 30, 2020.

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
We capitalize interest on assets where the construction period is anticipated to be more than three months. We did not capitalize interest in the three- and nine-month periods ended September 30, 2021 and 2020. We do not allocate general administrative costs to capital projects.
Long-lived intangible assets, primarily acquired in connection with business combinations, include trade names, intellectual property and customer relationships and are being amortized over their respective estimated useful lives.
Our management periodically, and upon the occurrence of a triggering event, reviews the realizability of our property and equipment, long-lived intangible assets and right-of-use operating lease assets to determine whether any events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable. For long-lived assets to be held and used, we base our evaluation on impairment indicators such as the nature of the assets, the future economic benefits of the assets, any historical or future profitability measurements and other external market conditions or factors that may be present. If such impairment indicators are present or other factors exist that indicate that the carrying amount of an asset may not be recoverable, we determine whether an impairment has occurred through the use of an undiscounted cash flows analysis of the asset at the lowest level for which identifiable cash flows exist. If an impairment has occurred, we recognize a loss for the difference between the carrying amount and the fair value of the asset. For information regarding write-downs and write-offs of property and equipment, long-lived intangible assets and right-of-use operating lease assets in the three- and nine-month periods ended September 30, 2020, see Note 4—“Impairments” and Note 10—“Business Segment Information.” We did not identify indicators of impairment for property and equipment, long-lived intangible assets and right-of-use operating lease assets for the three- and nine-month periods ended September 30, 2021.
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
In our annual evaluation of goodwill, we perform a qualitative or quantitative impairment test. Under the qualitative approach, if we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we are required to perform the quantitative analysis to determine the fair value for the reporting unit. We then compare the fair value of the reporting unit with its carrying amount and recognize an impairment loss for the amount by which the carrying amount exceeds the fair value of the reporting unit. The loss recognized should not exceed the total amount of goodwill allocated to the reporting unit. We also consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. For information regarding impairments of goodwill during the three- and nine-month periods ended September 30, 2020, see Note 4—“Impairments” and Note 10—“Business Segment Information.” We did not identify indicators of impairment for goodwill for the three- and nine-month periods ended September 30, 2021.
Foreign Currency Translation. The functional currency for most of our foreign subsidiaries is the applicable local currency. Results of operations for foreign subsidiaries with functional currencies other than the U.S. dollar are translated into U.S. dollars using average exchange rates during the period. Assets and liabilities of these foreign subsidiaries are translated into U.S. dollars using the exchange rates in effect as of the balance sheet date, and the resulting translation adjustments are recognized, net of tax, in accumulated other comprehensive income (loss) as a component of shareholders' equity. All foreign currency transaction gains and losses are recognized currently in the Consolidated Statements of Operations. We recorded $(0.3) million and $(4.0) million of foreign currency transaction gains (losses) in the three- and nine-month periods ended September 30, 2021, respectively. We recorded $(2.5) million and $(13) million of foreign currency transaction gains (losses) in the three- and nine-month periods ended September 30, 2020, respectively. Those amounts are included as a component of other income (expense), net in our Consolidated Statement of Operations.

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

We apply judgment in the determination and allocation of transaction price to performance obligations, and the subsequent recognition of revenue, based on the facts and circumstances of each contract. We routinely review estimates related to our contracts and, when required, reflect revisions to profitability in earnings immediately. If an element of variable consideration has the potential for a significant future reversal of revenue, we will constrain that variable consideration to a level intended to remove the potential future reversal. If a current estimate of total contract cost indicates an ultimate loss on a contract, we recognize the projected loss in full when we determine it. During the three- and nine-month periods ended September 30, 2021, we recognized a projected loss of $2.1 million for a contract in our Subsea Robotics segment. We did not have any material adjustments during the three- and nine-month periods ended September 30, 2020. There could be significant adjustments to overall contract costs in the future, due to changes in facts and circumstances.

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
Recently Issued Accounting Standards. In March 2020, the Financial Accounting Standards Board issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” which provides temporary optional expedients and exceptions to existing guidance on applying contract modifications and hedge accounting to facilitate the market transition from existing reference rates, such as the London Interbank Offered Rate (“LIBOR”), which is scheduled to be phased out in June 2023, to alternate rates such as the Secured Overnight Financing Rate (“SOFR”). This ASU was effective upon issuance and can be applied prospectively through December 31, 2022. We do not expect this ASU to have a material impact on our consolidated financial statements.

3.    REVENUE

Revenue by Category

The following tables presents revenue disaggregated by business segment, geographical region, and timing of transfer of goods or services.

	Three Months Ended		Nine Months Ended
(in thousands)	Sep 30, 2021	Sep 30, 2020	Sep 30, 2021	Sep 30, 2020
Business Segment:
Energy Services and Products
Subsea Robotics	$143,710	$119,617	$404,200	$378,621
Manufactured Products	75,359	110,416	241,311	377,520
Offshore Projects Group	95,580	73,212	292,765	221,306
Integrity Management & Digital Solutions	62,806	53,933	180,924	172,631
Total Energy Services and Products	377,455	357,178	1,119,200	1,150,078
Aerospace and Defense Technologies	89,359	82,565	283,366	253,549
Total	$466,814	$439,743	$1,402,566	$1,403,627

Geographic Operating Areas:
Foreign:
Africa	$78,890	$43,077	$213,087	$158,143
Norway	51,269	57,138	160,923	154,745
United Kingdom	46,254	68,568	135,401	191,781
Asia and Australia	43,919	30,715	123,616	113,517
Brazil	30,238	19,296	78,411	64,902
Other	22,912	22,071	69,183	69,355
Total Foreign	273,482	240,865	780,621	752,443
United States	193,332	198,878	621,945	651,184
Total	$466,814	$439,743	$1,402,566	$1,403,627

Timing of Transfer of Goods or Services:
Revenue recognized over time	$437,086	$411,809	$1,316,733	$1,306,889
Revenue recognized at a point in time	29,728	27,934	85,833	96,738
Total	$466,814	$439,743	$1,402,566	$1,403,627

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

The following table provides information about contract assets and contract liabilities from contracts with customers.

	Nine Months Ended
(in thousands)	Sep 30, 2021	Sep 30, 2020
Total contract assets, beginning of period	$221,997	$221,288
Revenue accrued	1,355,567	1,271,033
Amounts billed	(1,322,892)	(1,271,561)
Total contract assets, end of period	$254,672	$220,760

Total contract liabilities, beginning of period	$50,046	$117,342
Deferrals of milestone payments	47,246	46,223
Recognition of revenue for goods and services	(46,538)	(117,999)
Total contract liabilities, end of period	$50,754	$45,566

Performance Obligations

As of September 30, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations that were unsatisfied (or partially unsatisfied) was $221 million. In arriving at this value, we have used two practical expedients available to us and are not disclosing amounts in relation to performance obligations: (1) that are part of contracts with an original expected duration of one year or less; or (2) on contracts where we recognize revenue in line with the billing. Of this amount, we expect to recognize revenue of $119 million over the next 12 months, and we expect to recognize substantially all of the remaining balance of $102 million within the next 24 months. As of September 30, 2021, our contract assets included $38 million from one of our customers in our Manufactured Products segment that is a subsidiary of a China-based company that has been and remains subject to well-published financial challenges. See Note 8—”Commitments and Contingencies” for discussion regarding our contract assets due from this customer.
Due to the nature of our service contracts in our Subsea Robotics, OPG, Integrity Management & Digital Solutions (“IMDS”) and ADTech segments, the majority of our contracts either have initial contract terms of one year or less or have customer option cancellation clauses that lead us to consider the original expected duration of one year or less.
In our Manufactured Products and ADTech segments, we have long-term contracts that extend beyond one year, and these make up the majority of the performance obligations balance reported as of September 30, 2021. We also have shorter-term product contracts with an expected original duration of one year or less that have been excluded.

Where appropriate, we have made estimates within the transaction price of elements of variable consideration within the contracts and constrained those amounts to a level where we consider it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. The amount of revenue recognized in the nine months ended September 30, 2021 that was associated with performance obligations completed or partially completed in prior periods was not significant.

As of September 30, 2021, there were no significant outstanding liability balances for refunds or returns due to the nature of our contracts and the services and products we provide. Our warranties are limited to assurance warranties that are of a standard length and are not considered to be material rights. The majority of our contracts consist of a single performance obligation. When there are multiple obligations, we look for observable evidence of stand-alone selling prices on which to base the allocation. This involves judgment as to the appropriateness of the observable evidence relating to the facts and circumstances of the contract. If we do not have observable evidence, we estimate stand-alone selling prices by taking a cost-plus-margin approach, using typical margins from the type of product or service, customer and regional geography involved.

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

Costs to fulfill a contract primarily consist of certain mobilization costs incurred to provide services or products to our customers. These costs are deferred and amortized over the period of contract performance. The closing balance of costs to fulfill a contract was $8.1 million and $8.3 million as of September 30, 2021 and December 31, 2020, respectively. For the three- and nine-month periods ended September 30, 2021, we recorded amortization expense of $1.2 million and $3.4 million, respectively. For the three- and nine-month periods ended September 30, 2020, we recorded amortization expense of $1.5 million and $5.3 million, respectively. No impairment costs were recognized.

4.    IMPAIRMENTS

Goodwill
We did not identify any triggering events and, accordingly, no impairments of goodwill were recorded in the three- and nine-month periods ended September 30, 2021.
After reallocation of our goodwill to our new segments in the third quarter of 2020, we determined that impairment indicators were present and performed quantitative analyses for our Subsea Robotics and Manufactured Products reporting units. Based on these quantitative analyses, the fair value was determined to be less than the carrying value for our Manufactured Products unit, but not for our Subsea Robotics reporting unit. As a result, for our Manufactured Products unit, we recorded a pre-tax goodwill impairment loss of $41 million in the three-month period ended September 30, 2020.
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
Our third quarter 2020 change in our operating segments resulted in one reporting unit for each of our new segments. The following table reflects goodwill impairments, as recorded in the three-month period ended March 31, 2020, and allocated, based on historical cost, to our new reporting segments:

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
Property and Equipment and Intangible Assets
We did not identify any triggering events and, accordingly, no impairments of long-lived assets were recorded in the three- and nine-month periods ended September 30, 2021.
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
Our estimates of fair value for these asset groups required us to use significant unobservable inputs, classified as Level 3 fair value measurements, including assumptions related to future performance, risk-adjusted discount rates, future commodity prices and demand for our services and estimates of expected realizable value. In the first quarter of 2020, our cash flow projections utilized a weighted-average cost of capital ranging from 12% to 15% and a terminal value based on the Gordon Growth Model, assuming an expected long-term growth rate of 2%.
Our third quarter 2020 change in operating segments did not result in any changes in our asset groups. Our reporting units with long-lived asset impairments in the three-month period ended March 31, 2020, were realigned in our new reporting segments as follows:

	Three Months Ended March 31, 2020
(in thousands)	As originally recorded	As recast to reflect segment changes
Segment/Reporting Unit	Long-lived Asset Impairments	Manufactured Products	OPG	IMDS	Total
Subsea Products
Subsea Distribution Solutions U.K.	$6,543	$6,543	$—	$—	$6,543
Subsea Distribution Solutions Brazil	9,834	9,834	—	—	9,834
Subsea Distribution Solutions Angola	38,482	38,482	—	—	38,482
Subsea Projects
Shallow Water vessels	3,894	—	3,894	—	3,894
Renewables and Special Projects Group	3,628	—	3,628	—	3,628
Global Data Solutions	167	—	—	167	167
Advanced Technologies
Oceaneering Entertainment Systems	5,065	5,065	—	—	5,065
Oceaneering AGV Systems	1,150	1,150	—	—	1,150
Total long-lived asset impairments	$68,763	$61,074	$7,522	$167	$68,763

5.    INCOME TAXES

Our tax provision is based on (1) our earnings for the period and other factors affecting the tax provision and (2) the operations of foreign branches and subsidiaries that are subject to local income and withholding taxes. Factors that affect our tax rate include our profitability levels in general and the geographical mix from the sources of our results. The effective tax rate for the three- and nine-month periods ended September 30, 2021 and 2020 was different than the federal statutory rate of 21%, primarily due to the geographical mix of operating revenue and results, changes in valuation allowances and uncertain tax positions, and other discrete items; therefore, we do not believe a discussion of the effective tax rate is meaningful. We continue to make an assertion to indefinitely reinvest the unrepatriated earnings of any foreign subsidiary that would incur incremental tax consequences upon the distribution of such earnings or deferred taxes related to balance sheet translation gains or losses.

On March 27, 2020, the U.S. Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law in the United States. In accordance with the rules and procedures under the CARES Act, we filed a 2014 refund claim to carry back our U.S. net operating loss generated in 2019 and amended our 2013 federal income tax return impacted by the net operating loss carryback. Prior to the enactment of the CARES Act, such net operating losses could only be carried forward. As a result, we expected to receive combined refunds of approximately $33 million, of which we have received $10 million as of September 30, 2021. The remaining refunds are classified as accounts receivable, net, in our consolidated balance sheet as of September 30, 2021. In 2020, we also realized a non-cash tax benefit of $8.4 million due to the carryback provision of the CARES Act recognized as a reduction in long-term liabilities.

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

We have accrued a net total of $14 million and $15 million in other long-term liabilities on our balance sheet for worldwide unrecognized tax liabilities as of September 30, 2021 and December 31, 2020, respectively. We account for any applicable interest and penalties related to uncertain tax positions as a component of our provision for income taxes in our consolidated financial statements. Changes in our management's judgment related to those liabilities would affect our effective income tax rate in the periods of change.

Our tax returns are subject to audit by taxing authorities in multiple jurisdictions. These audits often take years to complete and settle. The following table lists the earliest tax years open to examination by tax authorities where we have significant operations:

Jurisdiction	Periods
United States	2014
United Kingdom	2019
Norway	2016
Angola	2013
Brazil	2016
Australia	2016
We have ongoing tax audits in various jurisdictions. The outcome of these audits may have an impact on uncertain tax positions for income tax returns subsequently filed in those jurisdictions.

6.    SELECTED BALANCE SHEET INFORMATION
The following is information regarding selected balance sheet accounts:

(in thousands)	Sep 30, 2021	Dec 31, 2020
Inventory:
Remotely operated vehicle parts and components	$62,978	$62,788
Other inventory, primarily raw materials	65,891	78,453
Total	$128,869	$141,241

Other current assets:
Prepaid expenses	$54,078	$48,616
Angolan bonds	6,665	10,179
Total	$60,743	$58,795

Accrued liabilities:
Payroll and related costs	$130,555	$135,042
Accrued job costs	50,323	47,721
Income taxes payable	46,706	35,929
Current operating lease liability	20,008	18,798
Other	55,064	55,373
Total	$302,656	$292,863

7.    DEBT
Long-term debt consisted of the following:

(in thousands)	Sep 30, 2021	Dec 31, 2020
4.650% Senior Notes due 2024	$436,990	$500,000
6.000% Senior Notes due 2028	300,000	300,000
Interest rate swap settlements	7,772	10,870
Unamortized debt issuance costs	(4,782)	(5,619)
Long-term debt	$739,980	$805,251

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

We may redeem some or all of the 2024 Senior Notes and 2028 Senior Notes (collectively, the “Senior Notes”) at specified redemption prices. In the three months ended September 30, 2021, we repurchased approximately $33 million in aggregate principal amount of the 2024 Senior Notes in open market transactions. The aggregate purchase price in the three months ended September 30, 2021 included accrued and unpaid interest to the repurchase date of $0.4 million, and we recorded loss on extinguishment of debt of $0.3 million (including premiums and fees associated with the repurchases). In the nine months ended September 30, 2021, we repurchased approximately $63 million in aggregate principal amount of the 2024 Senior Notes in open market transactions. The aggregate purchase price in the nine months ended September 30, 2021 included accrued and unpaid interest to the repurchase date of $0.7 million, and we recorded loss on extinguishment of debt of $0.4 million (including premiums and fees associated with the repurchases).

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

In February 2018, we entered into Agreement and Amendment No. 4 to the Credit Agreement (“Amendment No. 4”). Amendment No. 4 amended the Credit Agreement to, among other things, extend the maturity of the Revolving Credit Facility to January 25, 2023 with the extending lenders, which represent 90% of the existing commitments of the lenders, such that the total commitments for the Revolving Credit Facility will be $500 million until October 25, 2021, and thereafter $450 million until January 25, 2023. As of September 30, 2021, we had no borrowings outstanding under the Revolving Credit Facility.

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

The Credit Agreement contains various covenants that we believe are customary for agreements of this nature, including, but not limited to, restrictions on our ability and the ability of each of our subsidiaries to incur debt, grant liens, make certain investments, make distributions, merge or consolidate, sell assets and enter into certain restrictive agreements. We are also subject to a maximum adjusted total Capitalization Ratio (as defined in the Credit Agreement and which stipulates that, among other items, we exclude any impacts associated with current and prior period impairments) of 55%. The Credit Agreement includes customary events of default and associated remedies. As of September 30, 2021, we were in compliance with all the covenants set forth in the Credit Agreement.

We had two interest rate swaps in place relating to a total of $200 million of the 2024 Senior Notes for the period to November 2024. The agreements swapped the fixed interest rate of 4.65% on $100 million of the 2024 Senior Notes to the floating rate of one-month LIBOR plus 2.426% and on another $100 million to one-month LIBOR plus 2.823%. In March 2020, we settled both interest rate swaps with the counterparty for cash proceeds of $13 million. The settlement resulted in a $13 million increase to our long-term debt balance that will be amortized to interest expense prospectively through the maturity date for the 2024 Senior Notes using the effective interest method. As a result, in the three- and nine-month periods ended September 30, 2021, we amortized $1.2 million and $3.1 million to interest expense, including $0.6 million and $1.2 million, respectively, for the pro-rata write-off of interest rate swap settlement gains associated with the 2024 Senior Notes repurchases discussed above. We amortized $0.6 million and $1.3 million to interest expense for the three- and nine-month periods ended September 30, 2020, respectively.

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

We estimated the aggregate fair market value of the Senior Notes to be $760 million as of September 30, 2021, based on quoted prices. Since the market for the Senior Notes is not an active market, the fair value of the Senior Notes is classified within Level 2 in the fair value hierarchy under U.S. GAAP (inputs other than quoted prices in active markets for similar assets and liabilities that are observable or can be corroborated by observable market data for substantially the full terms for the assets or liabilities).

Foreign currency gains (losses) in the first nine months of 2021 were primarily related to declining exchange rates for multiple currencies, none that were significant, relative to the U.S. dollar. Foreign currency gain (losses in the first nine months of 2020 were primarily related to declining exchange rate for the Angolan kwanza and the Brazilian real relative to the U.S. dollar. Foreign currency gains (losses) related to the Angolan kwanza of $0.9 million and less than $0.1 million in the three-month periods ended September 30, 2021 and 2020, respectively, and $(1.0) million and $(2.2) million in the nine-month periods ended September 30, 2021 and 2020, respectively, were primarily due to the remeasurement of our Angolan kwanza cash balances to U.S. dollars. Foreign currency gains (losses) related to the Brazilian real of less than $0.1 million and $(0.7) million in the three-month periods ended September 30, 2021 and 2020, respectively, and less than $(0.1) million and $(8.4) million in the nine-month periods ended September 30, 2021 and 2020, respectively, were primarily due to the remeasurement of our U.S. dollar denominated liability balances to the Brazilian real. We recorded foreign currency transaction losses related to the Angolan kwanza and Brazilian real as a component of other income (expense), net in our Consolidated Statements of Operations.

Any conversion of cash balances from kwanza to U.S. dollars is controlled by the central bank in Angola. As of September 30, 2021 and December 31, 2020, we had the equivalent of approximately $3.5 million and $4.7 million, respectively, of kwanza cash balances in Angola reflected on our Consolidated Balance Sheets.
To mitigate our currency exposure risk in Angola, we have used kwanza to purchase equivalent Angolan central bank (Banco Nacional de Angola) bonds. The bonds are denominated as U.S. dollar equivalents, so that, upon payment of semi-annual interest and principal upon maturity, payment is made in kwanza, equivalent to the respective U.S. dollars at the then-current exchange rate. As of September 30, 2021 and December 31, 2020, we had $6.7 million and $10 million, respectively, of Angolan bonds on our Consolidated Balance Sheets. Because we intend to sell the bonds if we are able to repatriate the proceeds, we have classified these bonds as available-for-sale securities, and they are recorded in other current assets on our Consolidated Balance Sheets. During the nine-month period ended September 30, 2021, we sold a portion of these bonds for $4.5 million and recognized a gain of $0.5 million as a component of interest income in our Consolidated Statement of Operations.

We estimated the fair market value of the Angolan bonds to be $6.7 million and $10 million as of September 30, 2021 and December 31, 2020, respectively, using quoted market prices. Since the market for the Angolan bonds is not an active market, the fair value of the Angolan bonds is classified within Level 2 in the fair value hierarchy under U.S. GAAP. As of September 30, 2021, we have $0.4 million in unrealized gains, net of tax, related to these bonds as a component of accumulated other comprehensive loss in our Consolidated Balance Sheets.

Due to the financial deterioration of one of our customers in our Manufactured Products segment that is a subsidiary of a China-based company that has been and remains subject to well-published financial challenges, certain projects that were in process for that customer have been delayed. As of September 30, 2021, we had outstanding accounts receivable of $11 million and contract assets of $38 million for those projects. As of December 31, 2020, we had outstanding accounts receivable of $11 million and contract assets of $40 million for those projects. As of September 30, 2021, the amount of our remaining performance obligations related to this customer was $38 million. We continue to closely monitor the contract along with the related accounts receivable and contract assets balances, while working with our customer to complete these projects. The recoverability of these amounts could be materially impacted by possible future events such as our customer’s project modifications, cancellations or bankruptcy.

In the three-month period ended June 30, 2021, we were notified by a customer in our Manufactured Products segment that it was suspending a contract that is substantially complete. As of September 30, 2021, we had outstanding contract assets of approximately $73 million, of which we have subsequently billed $37 million. We are in discussions with the customer concerning the timing of remaining payments. We continue to believe that the project will resume and that we will realize these contract assets at their book values, although we can provide no assurance as to the timing.

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
During 2019, 2020 and through September 30, 2021, we granted restricted units of our common stock to certain of our key executives and employees. During 2019, 2020 and through September 30, 2021, our Board of Directors granted restricted common stock to our nonemployee directors. The restricted stock units granted to our key executives and key employees generally vest in full on the third anniversary of the award date, conditional on continued employment. The restricted stock unit grants can vest pro rata over three years, provided the individual meets certain age and years-of-service requirements. The grants of restricted stock to our nonemployee directors were scheduled to vest in full on the first anniversary of the award date conditional upon continued service as a director, except for the 2021 grant to one director who retired from our board of directors as of the date of our annual meeting of shareholders in May 2021, which vested on that date. Each grantee of shares of restricted stock is deemed to be the record owner of those shares during the restriction period, with the right to vote and receive any dividends on those shares. The restricted stock units outstanding have no voting or dividend rights.
For each of the restricted stock units granted in 2020 through September 30, 2021, at the earlier of three years after grant or at termination of employment or service, the grantee will be issued one share of our common stock for each unit vested. As of September 30, 2021 and December 31, 2020, respective totals of 2,476,614 and 1,955,346 shares of restricted stock and restricted stock units were outstanding.
We estimate that share-based compensation cost not yet recognized related to shares of restricted stock or restricted stock units, based on their grant-date fair values, was $14 million as of September 30, 2021. This expense is being recognized on a graded-vesting basis over three years for awards attributable to individuals meeting certain age and years-of-service requirements, and on a straight-line basis over the applicable vesting period of one or three years for the other awards.
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

•Subsea Robotics—Our Subsea Robotics segment provides the following:

◦ROVs for drilling support and vessel-based services, including subsea hardware installation, construction, pipeline inspection, survey and facilities inspection, maintenance and repair;
◦ROV tooling; and
◦survey services, including hydrographic survey and positioning services and autonomous underwater vehicles for geoscience.

•Manufactured Products—Our Manufactured Products segment provides the following:

◦distribution and connection systems including production control umbilicals and field development hardware and pipeline connection and repair systems to the energy industry; and AGV technology and entertainment systems to a variety of industries.

•Offshore Projects Group—Our OPG segment provides the following:

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

•Integrity Management & Digital Solutions—Our IMDS segment provides the following:

◦asset integrity management services;
◦software and analytical solutions for the bulk cargo maritime industry; and

◦software, digital and connectivity solutions for the energy industry.

Our Aerospace and Defense Technologies segment provides services and products include engineering and related manufacturing in defense and space exploration activities, principally to U.S. Government agencies and their prime contractors.

Unallocated Expenses are those not associated with a specific business segment. These consist of expenses related to our incentive and deferred compensation plans, including restricted stock and bonuses, as well as other general expenses, including corporate administrative expenses.

There are no differences in the basis of segmentation or in the basis of measurement of segment profit or loss from those used in our consolidated financial statements for the year ended December 31, 2020.

The table that follows presents revenue, income (loss) from operations and depreciation and amortization expense by business segment:

	Three Months Ended		Nine Months Ended
(in thousands)	Sep 30, 2021	Sep 30, 2020	Sep 30, 2021	Sep 30, 2020
Revenue
Energy Services and Products
Subsea Robotics	$143,710	$119,617	$404,200	$378,621
Manufactured Products	75,359	110,416	241,311	377,520
Offshore Projects Group	95,580	73,212	292,765	221,306
Integrity Management & Digital Solutions	62,806	53,933	180,924	172,631
Total Energy Services and Products	377,455	357,178	1,119,200	1,150,078
Aerospace and Defense Technologies	89,359	82,565	283,366	253,549
Total	$466,814	$439,743	$1,402,566	$1,403,627
Income (Loss) from Operations
Energy Services and Products
Subsea Robotics	$19,533	$2,127	$55,862	$(80,294)
Manufactured Products	809	(38,198)	4,352	(100,471)
Offshore Projects Group	7,634	(12,282)	24,443	(95,740)
Integrity Management & Digital Solutions	5,362	793	12,557	(122,567)
Total Energy Services and Products	33,338	(47,560)	97,214	(399,072)
Aerospace and Defense Technologies	14,251	13,097	50,430	39,498
Unallocated Expenses	(31,820)	(26,157)	(95,273)	(86,985)
Total	$15,769	$(60,620)	$52,371	$(446,559)
Depreciation and Amortization, including Goodwill Impairment
Energy Services and Products
Subsea Robotics	$21,483	$25,144	$66,871	$189,411
Manufactured Products	3,202	44,028	9,677	63,579
Offshore Projects Group	6,781	15,147	20,768	98,309
Integrity Management & Digital Solutions	1,114	866	3,329	125,966
Total Energy Services and Products	32,580	85,185	100,645	477,265
Aerospace and Defense Technologies	1,427	654	4,107	1,999
Unallocated Expenses	234	1,712	1,185	3,181
Total	$34,241	$87,551	$105,937	$482,445

We determine Income (Loss) from Operations for each business segment before interest income or expense, other income (expense) and provision for income taxes. We do not consider an allocation of these items to be practical.

Income (Loss) from Operations
Three Months Ended September 30, 2021 and September 30, 2020 —During the three-month period ended 9/30/2021, there were no significant adjustments. During the three-month period ended September 30, 2020, we recorded adjustments attributable to each of our reporting segments as follows:

	For the Three Months Ended September 30, 2020
(in thousands)	Subsea Robotics	Manufactured Products	OPG	IMDS	ADTech	Unallocated Expenses	Total
Adjustments for the effects of:
Long-lived assets write-offs	$—	$—	$7,243	$—	$—	$—	$7,243
Inventory write-downs	7,038	—	—	—	—	—	7,038
Goodwill impairment	—	40,875	—	—	—	—	40,875
Other	2,535	2,559	5,326	83	545	—	11,048
Total adjustments for the three months ended September 30, 2020	$9,573	$43,434	$12,569	$83	$545	$—	$66,204

Nine Months Ended September 30, 2021 and September 30, 2020—During the nine-month periods ended September 30, 2021 and 2020, we recorded adjustments attributable to each of our reporting segments as follows:

	For the Nine Months Ended September 30, 2021
(in thousands)	Subsea Robotics	Manufactured Products	OPG	IMDS	ADTech	Unallocated Expenses	Total
Loss on sale of asset	$—	$—	$—	$—	$—	$1,415	$1,415
Other	395	537	149	217	10	—	1,308
Total adjustments for the nine months ended September 30, 2021	$395	$537	$149	$217	$10	$1,415	$2,723

	For the Nine Months Ended September 30, 2020
(in thousands)	Subsea Robotics	Manufactured Products	OPG	IMDS	ADTech	Unallocated Expenses	Total
Adjustments for the effects of:
Long-lived assets impairments	$—	$61,074	$7,522	$167	$—	$—	$68,763
Long-lived assets write-offs	7,328	—	7,243	—	—	—	14,571
Inventory write-downs	7,038	—	—	—	—	—	7,038
Goodwill impairment	102,118	52,263	66,285	123,214	—	—	343,880
Other	4,834	5,755	7,947	3,850	545	455	23,386
Total adjustments for the nine months ended September 30, 2020	$121,318	$119,092	$88,997	$127,231	$545	$455	$457,638

Depreciation and Amortization, including Goodwill Impairment
Depreciation expense on property and equipment, reflected in Depreciation and Amortization, including Goodwill Impairment in the table above, was $33 million and $36 million in the three-month periods ended September 30, 2021 and 2020, respectively, and $103 million and $117 million in the nine-month periods ended September 30, 2021 and 2020, respectively.
Amortization expense on long-lived intangible assets, reflected in Depreciation and Amortization, including Goodwill Impairment in the table above, was $0.8 million and $3.5 million in the three-month periods ended September 30, 2021 and 2020, respectively, and $2.9 million and $6.9 million in the nine-month periods ended September 30, 2021 and 2020, respectively.
Goodwill impairment expense, reflected in Depreciation and Amortization, including Goodwill Impairment in the table above, was $41 million and $344 million in the three- and nine-month periods ended September 30, 2020, respectively. For further information regarding goodwill impairment expense, see Note 4—“Impairments.”

Long-lived asset write-offs, reflected in Depreciation and Amortization, including Goodwill Impairment in the table above, were $7.2 million and $15 million in the three- and nine-month periods ended September 30, 2020, respectively. For further information regarding our long-lived asset write-offs, see Note 4—“Impairments.”

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements we make in this quarterly report on Form 10-Q are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements include, without limitation, statements regarding our expectations about:
•the impacts of the coronavirus (“COVID-19”) pandemic on the United States and the global economy, as well as on our business;
•our fourth-quarter 2021 operating results and the contributions from our segments to those results, as well as the amount of Unallocated Expenses for the fourth quarter;
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
•the collectability of accounts receivable and realizability of contract assets at the amounts reflected on our most-recent balance sheet;
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

Overview of our Results and Guidance

Our diluted earnings (loss) per share for the three- and nine-month periods ended September 30, 2021 were $(0.07) and $(0.11), respectively, as compared to $(0.80) and $(4.76) for the corresponding periods of the prior year. These operating results met our expectations, and each of our operating segments in the three- and nine-month periods ended September 30, 2021 contributed operating income.

Our planning and preparation were instrumental in our team’s ability to navigate through the challenges presented during the third quarter, which included hurricanes, inflation, a tightening labor market, and a constrained global supply chain. As expected, our operating results declined in the third quarter of 2021, as compared to the second quarter of 2021. Offshore work in our energy-focused businesses remained seasonally active during the third quarter. However, our operations in the Gulf of Mexico were impacted by Hurricane Ida and high loop currents.

During the first nine months of 2021, our cash decreased $4.3 million, primarily from the repurchase of $63 million in aggregate principal amount of our 2024 Senior Notes (as defined below in Liquidity and Capital Resources) through open market repurchases and $36 million for maintenance and growth capital expenditures, partially offset by the

$85 million of cash generated from operating activities. As of September 30, 2021, with our cash balance of $448 million and an outstanding balance of $437 million on our 4.650% Senior Notes, we are well positioned to deal with this pending debt maturity. While we will continue to be prudent with our capital spending, we are focused on developing and delivering technologies to grow our businesses in the keys areas of energy transition, digital asset management, aerospace and defense, and mobile robotics, while also continuing to deploy technologies that help our customers produce hydrocarbons in the cleanest and safest manner. We believe that the technologies we deliver today, and are focused on developing in the future, will provide us with ample opportunities to grow and transform our business over the coming years.

Looking forward, we believe our consolidated fourth-quarter 2021 results will be similar to our third-quarter 2021 results on slightly higher revenue. We expect significantly higher revenue and operating profitability in our Manufactured Products segment, relatively flat activity and operating profitability in our Subsea Robotics and Integrity Management & Digital Solutions (“IMDS”) segments, relatively flat revenue with lower operating profitability in our Aerospace and Defense Technologies (“ADTech”) segment, and substantially lower seasonal activity and operating profitability in our Offshore Projects Group (“OPG”) segment. Unallocated Expenses are expected to be in the mid-$30 million range, due primarily to increased information technology infrastructure costs.

On March 27, 2020, the CARES Act was signed into law in the United States. In accordance with the rules and procedures under the CARES Act, we filed a 2014 refund claim to carry back our U.S. net operating loss generated in 2019 and filed an amended 2013 income tax return that was impacted by the net operating loss carryback. Prior to the enactment of the CARES Act, such net operating losses could only be carried forward. As a result, we expected to receive combined refunds of approximately $33 million, of which we have received $10 million as of September 30, 2021. The remaining refunds are classified as accounts receivable, net, in our consolidated balance sheet as of September 30, 2021.

Our cash tax payments for the full year of 2021 are estimated to be in the range of $40 million to $45 million, primarily due to taxes incurred in countries that impose tax on the basis of in-country revenue, without regard to the profitability of such operations. These cash tax payments do not include the impact of $4.7 million of the CARES Act tax refunds received during the third quarter of 2021 and the remaining $23 million of the CARES Act tax refunds expected to be received in 2021 or 2022.

We are narrowing our guidance for capital expenditure to be in the range of $45 million to $55 million for the full year of 2021. We remain committed to maintaining strong liquidity for the full year of 2021 and believe that our cash position, undrawn revolving credit facility, and debt maturity profile should provide us ample resources and time to address potential opportunities to improve our returns. For 2022, we expect our capital expenditures will be higher than 2021, as we intend to refocus our efforts on growth.

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

Consolidated revenue and profitability information are as follows:

	Three Months Ended			Nine Months Ended
(dollars in thousands)	Sep 30, 2021	Sep 30, 2020	Jun 30, 2021	Sep 30, 2021	Sep 30, 2020
Revenue	$466,814	$439,743	$498,199	$1,402,566	$1,403,627
Gross Margin	59,848	29,651	68,397	184,902	118,940
Gross Margin %	13%	7%	14%	13%	8%
Operating Income (Loss)	15,769	(60,620)	22,819	52,371	(446,559)
Operating Income (Loss) %	3%	(14)%	5%	4%	(32)%

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

We had operating income of $16 million, $23 million and $52 million in the three-month periods ended September 30, 2021 and June 30, 2021, and the nine-month period ended September 30, 2021, respectively. We had operating losses of $61 million and $447 million in the three- and nine-month periods ended September 30, 2020, respectively. We did not have significant certain changes included in our operating income and loss for the three months ended September 30, 2021. Included in our operating income and loss for the three months ended September 30, 2020 and June 30, 2021 were certain charges of $66 million and $1.4 million, respectively. Included in our operating income and loss for the nine months ended September 30, 2021 and 2020, were certain charges of $2.7 million and $458 million, respectively. These charges were primarily due to market conditions requiring impairment of certain of our assets along with other costs we recognized as we adapted our geographic footprint and staffing levels to the conditions of the markets we serve and are summarized as follows:

	For the three months ended September 30, 2020
(in thousands)	Subsea Robotics	Manufactured Products	Offshore Projects Group	Integrity Management & Digital Solutions	Aerospace and Defense Technologies	Unallocated Expenses	Total
Charges for the effects of:
Long-lived assets write-offs	$—	$—	$7,243	$—	$—	$—	$7,243
Inventory write-downs	7,038	—	—	—	—	—	7,038
Goodwill impairment	—	40,875	—	—	—	—	40,875
Other	2,535	2,559	5,326	83	545	—	11,048
Total charges	$9,573	$43,434	$12,569	$83	$545	$—	$66,204

	For the three months ended June 30, 2021
(in thousands)	Subsea Robotics	Manufactured Products	Offshore Projects Group	Integrity Management & Digital Solutions	Aerospace and Defense Technologies	Unallocated Expenses	Total
Charges for the effects of:
Loss on sale of asset	$—	$—	$—	$—	$—	$1,415	$1,415
Total charges	$—	$—	$—	$—	$—	$1,415	$1,415

	For the nine months ended September 30, 2021
(in thousands)	Subsea Robotics	Manufactured Products	Offshore Projects Group	Integrity Management & Digital Solutions	Aerospace and Defense Technologies	Unallocated Expenses	Total
Charges for the effects of:
Loss on sale of asset	$—	$—	$—	$—	$—	$1,415	$1,415
Other	395	537	149	217	10	—	1,308
Total charges	$395	$537	$149	$217	$10	$1,415	$2,723

	For the nine months ended September 30, 2020
(in thousands)	Subsea Robotics	Manufactured Products	Offshore Projects Group	Integrity Management & Digital Solutions	Aerospace and Defense Technologies	Unallocated Expenses	Total
Charges for the effects of:
Long-lived assets impairments	$—	$61,074	$7,522	$167	$—	$—	$68,763
Long-lived assets write-offs	7,328	—	7,243	—	—	—	14,571
Inventory write-downs	7,038	—	—	—	—	—	7,038
Goodwill impairment	102,118	52,263	66,285	123,214	—	—	343,880
Other	4,834	5,755	7,947	3,850	545	455	23,386
Total charges	$121,318	$119,092	$88,997	$127,231	$545	$455	$457,638

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

	Three Months Ended			Nine Months Ended
(dollars in thousands)	Sep 30, 2021	Sep 30, 2020	Jun 30, 2021	Sep 30, 2021	Sep 30, 2020
Subsea Robotics
Revenue	$143,710	$119,617	$141,371	$404,200	$378,621
Gross Margin	28,918	13,378	31,767	84,763	54,175
Operating Income (Loss)	19,533	2,127	21,710	55,862	(80,294)
Operating Income (Loss) %	14%	2%	15%	14%	(21)%
ROV Days Available	23,002	23,000	22,750	68,221	68,500
ROV Days Utilized	14,474	13,601	14,005	40,366	41,955
ROV Utilization	63%	59%	62%	59%	61%

Manufactured Products
Revenue	75,359	110,416	79,127	241,311	377,520
Gross Margin	8,544	11,242	8,391	26,939	42,870
Operating Income (Loss)	809	(38,198)	790	4,352	(100,471)
Operating Income (Loss) %	1%	(35)%	1%	2%	(27)%
Backlog at End of Period	334,000	318,000	315,000	334,000	318,000

Offshore Projects Group
Revenue	95,580	73,212	107,951	292,765	221,306
Gross Margin	13,815	(1,633)	14,566	43,492	3,632
Operating Income (Loss)	7,634	(12,282)	7,996	24,443	(95,740)
Operating Income (Loss) %	8%	(17)%	7%	8%	(43)%

Integrity Management & Digital Solutions
Revenue	62,806	53,933	64,070	180,924	172,631
Gross Margin	11,330	7,129	10,462	30,001	22,376
Operating Income (Loss)	5,362	793	4,721	12,557	(122,567)
Operating Income (Loss) %	9%	1%	7%	7%	(71)%

Total Energy Services and Products
Revenue	$377,455	$357,178	$392,519	$1,119,200	$1,150,078
Gross Margin	62,607	30,116	65,186	185,195	123,053
Operating Income (Loss)	33,338	(47,560)	35,217	97,214	(399,072)
Operating Income (Loss) %	9%	(13)%	9%	9%	(35)%

In general, our Energy Services and Products business focuses on supplying services and products to the oil and gas industry, and to a lesser extent, the offshore renewables and mobility solutions industries. The adverse impacts of the COVID-19 pandemic and the associated supply and demand imbalance have resulted in periods of lower levels of activity and profitability. In response, we continue to take action and implement cost efficiency initiatives. Additionally, we believe our energy businesses are positioned to benefit from improved global markets for our services and products.

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

	Three Months Ended			Nine Months Ended
	Sep 30, 2021	Sep 30, 2020	Jun 30, 2021	Sep 30, 2021	Sep 30, 2020
ROV	79%	83%	80%	79%	82%

Other	21%	17%	20%	21%	18%

During the third quarter of 2021, Subsea Robotics revenue increased slightly as compared to the immediately preceding quarter, primarily due to favorable offshore activity levels as compared with the second quarter of 2021. Operating income for the third quarter of 2021 decreased as compared to the immediately preceding quarter, primarily due to lower margins for ROV services attributed to changes in geographic mix and a special bonus that recognized technicians for enduring extended work rotations throughout 2021 due to COVID-19 challenges. Our Subsea Robotics operating income increased as compared to the corresponding period of the prior year, primarily due to charges of $9.6 million in the three-month period ended September 30, 2020 for write-downs of inventory and other expenses. Exclusive of those charges, Subsea Robotics operating income for the third quarter of 2021 increased, as compared to the corresponding period of the prior year, as a result of increased days on hire and higher average revenue per day on hire. Subsea Robotics operating income for the nine-month period ended September 30, 2021 increased as compared to the corresponding period of the prior year due to charges of $121 million in the nine-month period ended September 30, 2020 for goodwill impairment, write-downs and write-offs of certain intangibles and inventory, and other expenses. Exclusive of those charges, Subsea Robotics operating income for the nine-month period ended September 30, 2021 increased on higher revenue, as compared to the corresponding period of the prior year as a result of higher average revenue per day in the nine months of 2021.

Fleet utilization was 63% for the three months ended September 30, 2021 as compared to 59% for the corresponding period of the prior year. Fleet utilization decreased to 59% from 61% for the nine-month periods ended September 30, 2021 and September 30, 2020, respectively. During the nine months ended September 30, 2021, we retired eight of our conventional workclass ROV systems and replaced them with five upgraded conventional workclass ROV systems and three IsurusTM workclass ROV systems (which are capable of operating in severe conditions and are ideal for renewables projects and high-speed surveys) that are currently engaged in renewables work, resulting in a total of 250 ROVs in our ROV fleet as of September 30, 2021 and September 30, 2020.

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

Our Manufactured Products operating results in the third quarter of 2021 were essentially flat when compared to the immediately preceding quarter, as marginally lower revenue continued to challenge our ability to leverage the cost base of this business. Our Manufactured Products operating results in the third quarter of 2021 were higher than those of the corresponding period of the prior year, primarily due to charges of $43 million in the three-month period ended September 30, 2020 for goodwill impairment and other expenses. Exclusive of those charges, Manufactured Products operating results decreased in the third quarter of 2021, as compared to the corresponding period of the prior year, primarily as a result of decreased activity in subsea umbilical and hardware throughput in the third quarter of 2021 as compared to the third quarter of 2021. Manufactured Products operating results were higher for the nine-month period ended September 30, 2021, when compared to the corresponding period of the prior year, as a result of $119 million in charges in the nine-month period ended September 30, 2020 for asset and goodwill impairments and other expenses. Exclusive of those charges, operating results decreased as compared to the corresponding period of the prior year as a result of decreased activity in subsea umbilical, connection systems and the commercial theme park entertainment systems businesses in the first nine months of 2021.

Our Manufactured Products backlog was $334 million as of September 30, 2021, compared to $266 million as of December 31, 2020. The backlog increase was primarily attributable to increased levels of bookings in 2021 in our energy-related operations. Recent award activity has been encouraging in our energy products businesses; however, activity has continued to lag in our mobility solutions businesses. Many of our non-energy-related customers have delayed investment decisions due to uncertainties regarding COVID-19 and the related potential operating risks. Due to the financial deterioration of one of our customers in our Manufactured Products segment that is a subsidiary of a China-based company that has been and remains subject to well-published financial challenges, certain projects that were in process for that customer have been delayed. As of September 30, 2021 and December 31, 2020, we had contract assets of $38 million and $40 million, respectively for those projects. We continue to closely monitor the contract along with the related contract assets, while working with our customer to complete these projects. The recoverability of these amounts could be materially impacted by possible future events such as our customer’s project modifications, cancellations or bankruptcy. Our book-to-bill ratio was 1.0 for the trailing 12 months, as compared with a book-to-bill ratio of 0.4 for the year ended December 31, 2020.

Offshore Projects Group. Our OPG segment provides a broad portfolio of integrated subsea project capabilities and solutions, including subsea installation and intervention, installation and workover control systems (“IWOCS”) and ROV workover control systems (“RWOCS”), project management and engineering, and seabed preparation, route clearance and trenching services.

Our OPG operating results were relatively flat in the third quarter of 2021, as compared to the immediately preceding quarter, on lower revenue. Our OPG revenue in the third quarter of 2021 benefited from ongoing seasonal activity in inspection, maintenance and repair (“IMR”) work in the Gulf of Mexico, despite some work delays caused by Hurricane Ida and high loop currents; however, the conclusion of field activities on several projects in Angola was the primary driver for lower revenue in the third quarter of 2021 as compared to the immediately preceding quarter. Our OPG operating results were higher in the three months ended September 30, 2021, compared to the corresponding period of the prior year, primarily due to charges of $13 million for asset write-offs and other expenses. Exclusive of those charges, our OPG operating results improved in the third quarter of 2021 on higher revenue, primarily due to activity on the riserless light well intervention project in Angola with no comparable activity in the third quarter of 2020. Our OPG operating results were higher in the nine months ended September 30, 2021 compared to the corresponding period of the prior year, due to charges of $89 million recorded in the first nine months of 2020 for asset impairments and write-offs, goodwill impairment and other charges. Exclusive of those charges, our OPG operating results were higher in the nine-month period ended September 30, 2021 as compared to the corresponding period of the prior year, primarily due to the year-over-year contribution from our Angola riserless light well intervention campaign discussed above and higher vessel utilization.

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

Our IMDS revenue and operating results for the third quarter of 2021 were higher as compared to the immediately preceding quarter on relatively flat revenue, primarily due to incremental benefits from ongoing efficiency improvements. IMDS operating results for the three-month period ended September 30, 2021, as compared to the corresponding period of the prior year, were higher due to nonrecurring costs on certain completed projects and lower activity levels in the third quarter of 2020. IMDS operating results for the nine-month period ended September 30, 2021, as compared to the corresponding period of the prior year, improved due to charges of $127 million recorded in the first nine months of 2020. Exclusive of those charges, operating results for the nine-month period ended September 30, 2021 were higher, as compared to the corresponding period of the prior year, due to the start-up of several new customer contracts and realization of cost improvements in 2021, and nonrecurring costs on certain projects completed in the first nine months of 2020 and lower activity levels in the first nine months of 2020.

Aerospace and Defense Technologies. Our ADTech segment provides government services and products, including engineering and related manufacturing in defense and space exploration activities, principally to U.S. government agencies and their prime contractors.

Revenue, gross margin and operating income (loss) information for our ADTech segment are as follows:

	Three Months Ended			Nine Months Ended
(dollars in thousands)	Sep 30, 2021	Sep 30, 2020	Jun 30, 2021	Sep 30, 2021	Sep 30, 2020
Revenue	$89,359	$82,565	$105,680	$283,366	$253,549
Gross Margin	20,019	16,668	24,603	66,732	51,466
Operating Income (Loss)	14,251	13,097	19,340	50,430	39,498
Operating Income (Loss) %	16%	16%	18%	18%	16%

Our ADTech segment operating results for the third quarter of 2021 were lower, as compared to the immediately preceding quarter, on lower revenue due to a higher component of lower margin manpower activities. Our ADTech segment operating results for the three-month period ended September 30, 2021 were higher, when compared to the corresponding period of the prior year, on higher revenue due to increased activity in defense subsea technologies. Our ADTech operating results for the nine-month period ended September 30, 2021 increased on higher levels of revenue, when compared to the corresponding period of the prior year, due to increased activity in defense subsea technologies.

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

Unallocated Expenses information is as follows:

	Three Months Ended			Nine Months Ended
(dollars in thousands)	Sep 30, 2021	Sep 30, 2020	Jun 30, 2021	Sep 30, 2021	Sep 30, 2020
Gross margin expenses	$(22,778)	$(17,133)	$(21,392)	$(67,025)	$(55,579)
% of revenue	5%	4%	4%	5%	4%
Operating expenses	(31,820)	(26,157)	(31,738)	(95,273)	(86,985)
Operating expenses % of revenue	7%	6%	6%	7%	6%

Our Unallocated Expenses for the third quarter of 2021 were slightly higher, as compared to the immediately preceding quarter. Our Unallocated Expenses for the three- and nine-month periods ended September 30, 2021 were higher, as compared to the corresponding periods of the prior year, primarily as a result of increased accruals for incentive-based compensation.

Other

The following table sets forth our significant financial statement items below the income (loss) from operations line.

	Three Months Ended			Nine Months Ended
(in thousands)	Sep 30, 2021	Sep 30, 2020	Jun 30, 2021	Sep 30, 2021	Sep 30, 2020
Interest income	$662	$414	$683	$1,864	$2,202
Interest expense, net of amounts capitalized	(9,616)	(9,250)	(9,729)	(29,752)	(33,323)
Equity in income (losses) of unconsolidated affiliates	189	131	378	1,101	2,002
Other income (expense), net	(814)	(2,836)	(1,955)	(4,222)	(13,624)
Provision (benefit) for income taxes	13,560	7,204	5,955	31,856	(17,551)

In addition to interest on borrowings, interest expense, net of amounts capitalized, includes amortization of loan costs and interest rate swap gains, fees for lender commitments under our revolving credit agreement and fees for standby letters of credit and bank guarantees that banks issue on our behalf for performance bonds, bid bonds and self-insurance requirements.

Foreign currency transaction gains and losses are generally the principal component of other income (expense), net. In the three- and nine-month periods ended September 30, 2021, we incurred foreign currency transaction gains (losses) of $(0.3) million and $(4.0) million, respectively. In the three- and nine-month periods ended September 30, 2020, we incurred foreign currency transaction gains (losses) of $(2.5) million and $(13) million, respectively. Foreign currency gains (losses) in the first nine months of 2021 were primarily related to declining exchange rates for multiple currencies, none that were significant, relative to the U.S. dollar. Foreign currency gain (losses) in the first nine months of 2020 were primarily related to declining exchange rate for the Angolan kwanza and the Brazilian real relative to the U.S. dollar. We could incur further foreign currency exchange losses in Angola and Brazil if further currency devaluations occur.

Our tax provision is based on (1) our earnings for the period and other factors affecting the tax provision and (2) the operations of foreign branches and subsidiaries that are subject to local income and withholding taxes. Factors that affect our tax rate include our profitability levels in general and the geographical mix of our results. The effective tax rate for the nine-month periods ended September 30, 2021 and 2020 was different than the federal statutory rate of 21%, primarily due to the geographical mix of operating revenue and results, changes in valuation allowances and uncertain tax positions, and other discrete items; therefore, we do not believe a discussion of the effective tax rate is meaningful. We continue to make an assertion to indefinitely reinvest the unrepatriated earnings of any foreign subsidiary that would incur incremental tax consequences upon the distribution of such earnings.

On March 27, 2020, the CARES Act was signed into law in the United States. In accordance with the rules and procedures under the CARES Act, we filed a 2014 refund claim to carry back our U.S. net operating loss generated in 2019 and amended our 2013 federal income tax return impacted by the net operating loss carryback. Prior to enactment of the CARES Act, such net operating losses could only be carried forward. As a result, we expected to receive combined refunds of approximately $33 million, of which we have received $10 million as of September 30, 2021. The remaining refunds are classified as accounts receivable, net, in our consolidated balance sheet as of September 30, 2021.

Liquidity and Capital Resources

We consider our liquidity, cash flows and capital resources adequate to support our operations, capital commitments and growth initiatives. As of September 30, 2021, we had working capital of $734 million, including $448 million of cash and cash equivalents. Additionally, we had $500 million available through our revolving credit facility under a credit agreement further described below.

Amendment No. 4 to the Credit Agreement (as defined below) provides for a $500 million revolving credit facility until October 25, 2021 and thereafter $450 million until January 25, 2023 with a group of banks. Our revolving credit facility provided under the Credit Agreement was undrawn as of September 30, 2021, and remains undrawn as of the date of this report, and our nearest maturity of indebtedness is our $437 million of our 4.650% Senior Notes due in November 2024 (the “2024 Senior Notes”). We may, from time to time, complete additional, limited repurchases of our 2024 Senior Notes, via open-market or privately negotiated repurchase transactions or otherwise, prior to their maturity date. We can provide no assurances as to the timing of any such repurchases or whether we will complete any such repurchases at all. We do not intend to disclose further information regarding any such repurchase transactions, except to the extent required in our subsequent periodic filings on Forms 10-K or 10-Q, or unless otherwise required by applicable law.

Cash flows for the nine months ended September 30, 2021 and 2020 are summarized as follows:

	Nine Months Ended
(in thousands)	Sep 30, 2021	Sep 30, 2020
Changes in Cash:
Net Cash Provided by Operating Activities	$85,319	$32,363
Net Cash Used in Investing Activities	(22,936)	(38,714)
Net Cash Used in Financing Activities	(64,737)	(1,725)
Effect of exchange rates on cash	(1,937)	(6,802)
Net Increase (Decrease) in Cash and Cash Equivalents	$(4,291)	$(14,878)

Operating activities

Our primary sources and uses of cash flows from operating activities for the nine months ended September 30, 2021 and 2020 are as follows:

	Nine Months Ended
(in thousands)	Sep 30, 2021	Sep 30, 2020
Cash Flows from Operating Activities:
Net income (loss)	$(10,494)	$(471,751)
Non-cash items, net	109,919	556,046
Accounts receivable and contract assets	(29,587)	87,999
Inventory	12,371	19,179
Current liabilities	14,130	(158,496)
Other changes	(11,020)	(614)
Net Cash Provided by (Used in) Operating Activities	$85,319	$32,363

The decrease in cash related to accounts receivable and contract assets in the nine months ended September 30, 2021 reflects the timing of project milestones and customer payments. The increase in cash related to current liabilities in the nine months ended September 30, 2021 reflects the timing of vendor payments and increased accruals for annual employee incentive payments related to attainment of specific performance goals.

Investing activities

Our capital expenditures of $36 million were lower during the first nine months of 2021, as compared to $46 million in the first nine months of 2020, as a result of actions we have taken beginning in 2020 to reduce costs and preserve liquidity.

For 2021, we expect our capital expenditures to be in the range of $45 million to $55 million. This includes approximately $20 million to $30 million of maintenance capital expenditures and $15 million to $35 million of growth capital expenditures.

We previously had several deepwater vessels under long-term charter. The last of our long-term charters expired in March 2018. We now have a mix of short-term charters where we can see firm workload and spot charters as market opportunities arise.

Financing activities

In the nine months ended September 30, 2021, we used $65 million of cash in financing activities primarily due to repurchases of approximately $63 million in aggregate principal amount of the 2024 Senior Notes in open market transactions. In the nine months ended September 30, 2020, we used $1.7 million in financing activities.

As of September 30, 2021, we had long-term debt in the principal amount of $737 million outstanding and $500 million available under our revolving credit facility provided under the Credit Agreement.

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

Borrowings under the Revolving Credit Facility bear interest at an Adjusted Base Rate or the Eurodollar Rate (both as defined in the Credit Agreement), at our option, plus an applicable margin based on our Leverage Ratio (as defined in the Credit Agreement) and, at our election, based on the ratings of our senior unsecured debt by designated ratings services, thereafter to be based on such debt ratings. The applicable margin varies: (1) in the case of advances bearing interest at the Adjusted Base Rate, from 0.125% to 0.750%; and (2) in the case of advances bearing interest at the Eurodollar Rate, from 1.125% to 1.750%. The Adjusted Base Rate is the highest of (1) the per annum rate established by the administrative agent as its prime rate, (2) the federal funds rate plus 0.50% and (3) the daily one-month London Interbank Offered Rate (“LIBOR”) plus 1%. We pay a commitment fee ranging from 0.125% to 0.300% on the unused portion of the Revolving Credit Facility, depending on our Leverage Ratio. The commitment fees are included as interest expense in our consolidated financial statements.

The Credit Agreement contains various covenants that we believe are customary for agreements of this nature, including, but not limited to, restrictions on our ability and the ability of each of our subsidiaries to incur debt, grant liens, make certain investments, make distributions, merge or consolidate, sell assets and enter into certain restrictive agreements. We are also subject to a maximum adjusted total Capitalization Ratio (as defined in the Credit Agreement and which stipulates that, among other items, we exclude any impacts associated with current and prior period impairments) of 55%. The Credit Agreement includes customary events of default and associated remedies. As of September 30, 2021, we were in compliance with all the covenants set forth in the Credit Agreement.

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

We may redeem some or all of the 2024 Senior Notes and 2028 Senior Notes at specified redemption prices. In the three months ended September 30, 2021, we repurchased approximately $33 million in aggregate principal amount of the 2024 Senior Notes in open market transactions. The aggregate purchase price in the three months ended September 30, 2021 included accrued and unpaid interest to the repurchase date of $0.4 million and we recorded loss on extinguishment of debt of $0.3 million for premiums and fees associated with the repurchases. In the nine months ended September 30, 2021, we repurchased approximately $63 million in aggregate principal amount of the 2024 Senior Notes in open market transactions. The aggregate purchase price in the nine months ended September 30, 2021 included accrued and unpaid interest to the repurchase date of $0.7 million and we recorded loss on extinguishment of debt of $0.4 million including premiums and fees associated with the repurchases.

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

Off-Balance Sheet Arrangements

We have not guaranteed any debt not reflected on our Consolidated Balance Sheets as of September 30, 2021, and we do not have any off-balance sheet arrangements, as defined in the Securities and Exchange Commission's rules.

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

For information about our critical accounting policies and estimates, see Part II. Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our annual report on Form 10-K for the year ended December 31, 2020. As of September 30, 2021, there have been no material changes to the judgments, assumptions and estimates upon which our critical accounting policies and estimates are based.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

We are currently exposed to certain market risks arising from transactions we have entered into in the normal course of business. These risks relate to interest rate changes and fluctuations in foreign exchange rates. Except for our exposure in Angola, we do not believe these risks are material. We have not entered into any market-risk-sensitive instruments for speculative or trading purposes. When we have a significant amount of borrowings, we typically manage our exposure to interest rate changes through the use of a combination of fixed- and floating-rate debt. See Note 7—“Debt” in the Notes to Consolidated Financial Statements in this quarterly report for a description of our revolving credit facility and interest rates on our borrowings. We had two interest rate swaps in place relating to a total of $200 million of the 2024 Senior Notes. These agreements swapped the fixed interest rate of 4.650% on $100 million of the 2024 Senior Notes to the floating rate of one-month London Interbank Offered Rate (“LIBOR”) plus 2.426% and on another $100 million to one-month LIBOR plus 2.823%. In March 2020, we terminated these interest rate swaps. We believe significant interest rate changes would not have a material near-term impact on our future earnings or cash flows.
Because we operate in various regions in the world, we conduct a portion of our business in currencies other than the U.S. dollar. The functional currency for most of our international operations is the applicable local currency. A stronger U.S. dollar against the United Kingdom pound sterling, the Norwegian kroner and the Brazilian real could result in lower operating income. We manage our exposure to changes in foreign exchange rates principally through arranging compensation in U.S. dollars or freely convertible currency and, to the extent possible, by limiting compensation received in other currencies to amounts necessary to meet obligations denominated in those currencies. We use the exchange rates in effect as of the balance sheet date to translate assets and liabilities when the functional currency is the local currency, resulting in translation adjustments that we reflect as accumulated other comprehensive income or loss in the equity section of our Consolidated Balance Sheets. We recorded net adjustments to our equity accounts of $(9.0) million and $13 million in the three-month periods ended September 30, 2021 and 2020, respectively, and $(5.4) million and $(46) million in the nine-month periods ended September 30, 2021 and 2020, respectively. Negative adjustments reflect the net impact of the strengthening of the U.S. dollar against various foreign currencies for locations where the functional currency is not the U.S. dollar. Conversely, positive adjustments reflect the effect of a weakening U.S. dollar.

We recorded foreign currency transaction gains (losses) of $(0.3) million and $(4.0) million in the three- and nine-month periods ended September 30, 2021, and $(2.5) million and $(13) million in the three- and nine-month periods ended September 30, 2020, respectively. Foreign currency gains (losses) in the first nine months of 2021 were primarily related to declining exchange rates for multiple currencies, none that were significant, relative to the U.S. dollar. Foreign currency gain (losses) in the first nine months of 2020 were primarily related to declining exchange rate for the Angolan kwanza and the Brazilian real relative to the U.S. dollar. We recorded foreign currency transaction losses related to the Angolan kwanza and Brazilian real as a component of other income (expense), net in our Consolidated Statements of Operations in each respective period. Foreign currency transaction gains (losses) related to the Brazilian real of less than $(0.1) million in the three- and nine-month periods ended September 30, 2021 and $(0.7) million and $(8.4) million in the three- and nine-month periods ended September 30, 2020, respectively, were primarily due to the remeasurement of our U.S. dollar denominated liability balances to the Brazilian real. Foreign currency transaction gains (losses) related to the Angolan kwanza of $0.9 million and $(0.9) million in the three- and nine-month periods ended September 30, 2021 and less than $0.1 million and $(2.2) million in the three- and nine-month periods ended September 30, 2020, respectively, were primarily due to the remeasurement of our Angolan kwanza cash balances to U.S. dollars. Any conversion of cash balances from kwanza to U.S. dollars is controlled by the central bank in Angola. During the nine months ended September 30, 2021 and the year ended December 31, 2020, we were able to repatriate $4.5 million and $11 million, respectively, of cash from Angola.

As of September 30, 2021 and December 31, 2020, we had the equivalent of approximately $3.5 million and $4.7 million, respectively, of kwanza cash balances in Angola reflected on our Consolidated Balance Sheets.

To mitigate our currency exposure risk in Angola, we have used kwanza to purchase equivalent Angolan central bank (Banco Nacional de Angola) bonds. The bonds are denominated as U.S. dollar equivalents, so that, upon payment of semi-annual interest and principal upon maturity, payment is made in kwanza, equivalent to the respective U.S. dollars at the then-current exchange rate. As of September 30, 2021 and December 31, 2020, we had $6.7 million and $10 million, respectively, of Angolan bonds on our Consolidated Balance Sheets. During the nine-month period ended September 30, 2021, we sold a portion of these bonds for $4.5 million. Because we intend to sell the bonds if we are able to repatriate the proceeds, we have classified these bonds as available-for-sale securities, and they are recorded in other current assets on our Consolidated Balance Sheets.

We estimated the fair market value of the Angolan bonds to be $6.7 million and $10 million as of September 30, 2021 and December 31, 2020, respectively, using quoted market prices. Since the market for the Angolan bonds is not an active market, the fair value of the Angolan bonds is classified within Level 2 in the fair value hierarchy under U.S. GAAP. As of September 30, 2021, we have $0.4 million in unrealized gains, net of tax, related to these bonds as a component of accumulated other comprehensive loss in our Consolidated Balance Sheets.

Item 4.        Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2021 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There has been no change in our internal control over financial reporting that occurred during the three months ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

October 29, 2021	/S/ RODERICK A. LARSON
Date	Roderick A. Larson
President and Chief Executive Officer
(Principal Executive Officer)

October 29, 2021	/S/ ALAN R. CURTIS
Date	Alan R. Curtis
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

October 29, 2021	/S/ WITLAND J. LEBLANC, JR.
Date	Witland J. LeBlanc, Jr.
Vice President and Chief Accounting Officer
(Principal Accounting Officer)