Form 10-K
period 2021-12-31
OCEANEERING INTERNATIONAL INC
filed 2022-02-25
CIK 73756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the company has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report).   ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☑ No
Aggregate market value of the voting stock held by nonaffiliates of the registrant computed by reference to the closing price of $15.57 of the Common Stock on the New York Stock Exchange as of June 30, 2021, the last business day of the registrant's most recently completed second quarter: $1.5 billion.
Number of shares of Common Stock outstanding at February 18, 2022: 99,648,844.
Documents Incorporated by Reference:
Portions of the proxy statement relating to the registrant's 2022 annual meeting of shareholders, to be filed within 120 days of December 31, 2021 pursuant to Regulation 14A of the Securities Exchange Act of 1934, are incorporated by reference to the extent set forth in Part III, Items 10-14 of this report.

Table of Contents/
Oceaneering International, Inc.
Form 10-K

Table of Contents/
PART I

Item 1.Business.
GENERAL DEVELOPMENT OF BUSINESS
Oceaneering International, Inc. (“Oceaneering,” “we,” “us” or “our”) is a global technology company delivering engineered services and products and robotic solutions to the offshore energy, defense, aerospace, manufacturing and entertainment industries. Oceaneering was organized as a Delaware corporation in 1969 out of the combination of three diving service companies founded in the early 1960s. Since our establishment, we have concentrated on the development and marketing of underwater services and products to meet customer needs requiring the use of advanced technology. The continued evolution of applying our advanced technologies has expanded our presence into numerous adjacent markets focused on autonomous robotics. We believe we are one of the world's largest underwater services contractors. The services and products we provide to the energy industry include remotely operated vehicles, specialty subsea hardware, engineering and project management, subsea intervention services, including manned diving, survey and positioning services, seabed preparation and asset integrity and nondestructive testing services. Our foreign operations, principally in the Africa, Norway, United Kingdom, Brazil, Asia and Australia accounted for approximately 57% of our revenue, or $1.1 billion, for the year ended December 31, 2021.
Our business segments are contained within two businesses—services and products provided primarily to the oil and gas industry, and to a lesser extent, the offshore renewables and mobility solutions industries (“Energy Services and Products”), and services and products provided to non-energy industries (“Aerospace and Defense Technologies”). Our four business segments within the Energy Services and Products business are Subsea Robotics, Manufactured Products, Offshore Projects Group and Integrity Management & Digital Solutions. We report our Aerospace and Defense Technologies business as one segment. Unallocated Expenses are expenses not associated with a specific business segment. These consist of expenses related to our incentive and deferred compensation plans, including restricted stock and bonuses, as well as other general expenses, including corporate administrative expenses.
Energy Services and Products. The primary focus of our Energy Services and Products business over the last several years has been toward instituting operational efficiency programs that leverage our asset base and capabilities for providing services and products predominantly for offshore energy operations and subsea completions, inclusive of our customers' capital and operating budgets. Increasingly, our efforts in our Energy Services business have focused on assisting our customers to reduce their carbon emissions in exploring for, developing and producing oil and natural gas and in addressing the ongoing energy transition. We are also focusing on opportunities to develop and deploy our capabilities to grow business in offshore wind installations (both fixed and floating) and tidal energy solutions and to utilize our core competencies to provide engineered solutions to the wind, hydrogen and carbon-capture-and-sequestration (“CCS”) markets, as well as expanding our asset integrity management and digital solutions for those markets.
Subsea Robotics. Our Subsea Robotics segment consists of our remotely operated vehicles (“ROVs”), survey services and ROV tooling businesses. We provide ROVs, which are tethered submersible vehicles remotely operated from the surface, to customers in the offshore energy industry for drill support and vessel-based services, including subsea hardware installation, construction, pipeline inspection, survey and facilities inspection, maintenance and repair (“IMR”). We design, build, retrofit and upgrade our new and existing ROVs at in-house facilities, the largest of which is in Morgan City, Louisiana. In 2021, we retired ten of our conventional workclass ROV systems and replaced them with seven upgraded conventional workclass ROV systems and three IsurusTM workclass ROV systems (which are capable of operating in high-current conditions and are ideal for renewables projects and high-speed surveys), which are currently engaged in renewables work. Our work-class ROV fleet size was 250 as of December 31, 2021, 2020 and 2019.
In 2019, we began deploying our battery-operated Liberty electric ROV (“E-ROV”) system, which we developed in response to a customer’s desire to reduce carbon dioxide and other “greenhouse gas“ (“GHG”) emissions associated with its offshore production operations. This system does not require a dedicated vessel to be on standby during ROV operations and reduces the need for ROV and other vessel-based personnel to be transported to and from marine vessels and offshore platforms. We intend to continue to expand our remote service offerings in

Table of Contents/
this segment given the potentially significant savings in CO₂ emissions available from the Liberty and the IsurusTM systems and other E-ROV systems we are developing.
Manufactured Products. Our Manufactured Products segment provides distribution systems, such as production control umbilicals and connection systems made up of specialty subsea hardware, and provides turnkey solutions that include program management, engineering design, fabrication/assembly and installation to the commercial theme park industry and mobile robotics solutions, including autonomous mobile robots and automated guided vehicles (“AGV”) technology, to a variety of industries.
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
Offshore Projects Group. Our Offshore Projects Group (“OPG”) segment provides a broad portfolio of integrated subsea project capabilities and solutions as follows:
•subsea installation and mechanical and hydraulic intervention, including riserless light well intervention (“RLWI”) services and IMR services, utilizing owned and chartered vessels;
•installation and workover control systems (“IWOCS”) and ROV workover control systems (“RWOCS”);
•project management and engineering; and
•drill pipe riser services and systems and wellhead load relief solutions.
Our OPG segment provides services principally in the U.S. Gulf of Mexico and offshore Angola, utilizing a fleet consisting of three owned and three chartered dynamically positioned deepwater vessels with integrated high-specification work-class ROVs onboard, and two owned shallow-water diving support and survey vessel, other spot-chartered vessels and other assets. Our owned vessels are Jones Act-compliant. The dynamically positioned vessels are equipped with thrusters that allow them to maintain a constant position at a location without the use of anchors. They are used in the IMR of subsea facilities, pipeline or flowline tie-ins, pipeline crossings and installations. These vessels can also carry and install equipment or umbilicals required to bring subsea well completions into production (tie-back to production facilities). We have a mix of short-term charters where we can see firm workload and spot charters as market opportunities arise.
In the second quarter of 2019, we placed our new-build, Jones Act-compliant, multiservice vessel (“MSV”), the Ocean Evolution, into service. The Ocean Evolution is U.S.-flagged and documented with a coastwise endorsement by the U.S. Coast Guard. The vessel has an overall length of 353 feet, a Class 2 dynamic positioning system, accommodations for 110 personnel, a helideck, a 250-ton active heave-compensated crane, a working moonpool, and two of our high specification 4,000 meter work-class ROVs. The vessel has five low-emission U.S. Environmental Protection Agency (“EPA”) Tier 4 diesel engines. The Tier 4 rating is the EPA’s strictest emission requirements for non-road diesel engines. The vessel is also equipped with a satellite communications system capable of transmitting streaming video for real-time work observation by shore-based personnel. The vessel is being used to provide subsea installation and intervention services in the U.S. Gulf of Mexico. These services are required to perform IMR projects and hardware installations.
Integrity Management & Digital Solutions. Through our Integrity Management & Digital Solutions (“IMDS”) segment, we provide asset integrity management, corrosion management, inspection and non-destructive testing services, principally to customers in the oil and gas, power generation, and petrochemical industries. We perform these services on both onshore and offshore facilities, both topside and subsea. We also provide software, digital and connectivity solution for the energy industry and software and analytical solutions for the bulk cargo maritime industry.
Aerospace and Defense Technologies. Our Aerospace and Defense Technologies (“ADTech”) segment provides government services and products including engineering and related manufacturing in defense and space exploration activities, principally to U.S. government agencies and their prime contractors. Many of the services and products utilized in ADTech are applied technologies based on our core competencies and knowledge derived from decades of working in the offshore markets and solving complex problems in harsh environments.
General. We intend to continue our strategy of acquiring, as opportunities arise, additional assets or businesses, to improve our market position or expand into related service and product lines. Our ability to generate substantial cash flow over the last several years has allowed us to repurchase $100 million of our 4.650% Senior Notes due

Table of Contents/
2024 (the “2024 Senior Notes”) and shift our focus from the pending maturity to growth where we will continue to develop and deliver technologies to help our customers produce hydrocarbons in a cleaner, safer manner while increasing our investments into new markets including energy transition, digital asset management, aerospace and defense solutions, and mobility solutions.
DESCRIPTION OF BUSINESS
Energy Services and Products
Our Energy Services and Products business consists of the Subsea Robotics, Manufactured Products, Offshore Projects Group and Integrity Management & Digital Solutions segments.
Subsea Robotics. ROVs are tethered submersible vehicles remotely operated from the surface. We use our ROVs in the offshore energy industry to perform a variety of underwater tasks, including drill support, vessel-based IMR, installation and construction support, pipeline inspection and surveys, and subsea production facility operation and maintenance. Work-class ROVs are outfitted with manipulators, sonar and video cameras, and can operate specialized tooling packages and other equipment or features to facilitate the performance of specific underwater tasks. As of December 31, 2021, we owned 250 work-class ROVs. We believe we own and operate the largest fleet of work-class ROVs in the world. We also believe we are the industry leader in providing ROV services for offshore drill support, with an estimated 55% market share of the contracted floating drilling rigs at the end of 2021.

Subsea Robotics revenue:	Amount	Percent of Total Revenue
	(in thousands)
2021	538,515	29%
2020	493,332	27%
2019	583,652	28%

ROV tooling provides an additional operational interface between an ROV and equipment located subsea. We also provide survey services, including hydrographic survey and positioning services and autonomous underwater vehicles for geoscience.
Manufactured Products. We provide advanced technology product development, manufacturing and project management for a variety of industries. These include:
•various types of subsea umbilicals utilizing steel tubes, thermoplastic hoses, and power and communication cables, along with termination assemblies;
•production control equipment;
•clamp connectors;
•pipeline connector and repair systems;
•subsea and topside control valves;
•subsea chemical injection valves;
•mobile robotics solutions, including autonomous mobile robots and AGV technology; and
•entertainment systems for theme parks.
Our primary focus over the last several years has been toward instituting operational efficiency programs to leverage our asset base and capabilities for providing services and products for offshore energy operations and subsea completions, as well as the offshore renewables energy market. Offshore well operators use subsea umbilicals and production control equipment to control subsea wellhead hydrocarbon flow, monitor downhole and wellhead conditions and perform chemical injection. They are also used to provide power and fluids to other subsea processing hardware, including pumps and gas/oil separation equipment. We also provide turnkey solutions that include program management, engineering design, fabrication/assembly and installation to the commercial theme park industry and mobile robotics solutions, including autonomous mobile robots and AGV technology, to a variety of industries. For both domestic and international markets, we provide engineering services and we manufacture patented motion-based “dark ride” vehicle systems and innovative customized robotic and mechanical solutions to the commercial theme park industry. We also develop, implement and maintain innovative, turnkey logistic solutions

Table of Contents/
based on utilizing autonomous mobile robots and AGV technology primarily for automotive manufacturers, hospitals and retail warehousing markets.

Manufactured Products revenue:	Amount	Percent of Total Revenue
	(in thousands)
2021	$344,251	18%
2020	477,419	26%
2019	498,350	24%

Offshore Projects Group. We provide subsea hardware installation, intervention and IMR services for the offshore oil and gas markets. We perform subsea IMR, intervention and hardware installation services, primarily in the U.S. Gulf of Mexico and offshore Angola from multiservice vessels that typically have Oceaneering ROVs onboard. Our services include: subsea well tie-backs; pipeline/flowline tie-ins and repairs; pipeline crossings; umbilical and other subsea equipment installations; subsea interventions; and IMR activities. We also provide drill pipe riser services and systems and wellhead load relief solutions.
We provide RLWI services to support subsea well intervention projects and subsea work packages that facilitate hydrate remediation and well stimulation solutions. We also provide IWOCS and RWOCS that support completions, tree installation, workovers, intervention, and plug and abandonment operations.
We provide services for shallow-water projects (depths less than 1,000 feet) in the U.S. Gulf of Mexico and offshore Angola with manned diving operations utilizing the traditional diving techniques of air, mixed gas and saturation diving, all of which use surface-supplied breathing gas. We supply diving services from our owned diving support vessels, offshore facilities and chartered vessels.

OPG revenue:	Amount	Percent of Total Revenue
	(in thousands)
2021	$378,121	20%
2020	289,127	16%
2019	380,966	19%

Integrity Management & Digital Solutions. Through our IMDS segment, we offer a wide range of asset integrity services to customers worldwide to help ensure the safety of their facilities onshore and offshore, while reducing their unplanned maintenance and repair costs. We also provide third-party inspections to satisfy contractual structural specifications, internal safety standards or regulatory requirements. We provide these services principally to customers in the oil and gas, petrochemical and power generation industries. In the United Kingdom (“ U.K.”), we provide Independent Inspection Authority services for the oil and gas industry, which include first-pass integrity evaluation and assessment and nondestructive testing services. We use a variety of technologies to perform pipeline inspections, both onshore and offshore. In our digital services, we focus on maritime and energy software offerings and forming key partnerships to expand our capabilities and market reach.

IMDS revenue:	Amount	Percent of Total Revenue
	(in thousands)
2021	$241,393	13%
2020	226,938	12%
2019	266,086	13%

Aerospace and Defense Technologies. Our ADTech segment provides engineering services and manufacturing to the U.S. Department of Defense, NASA and major government contractors. We work with our customers to understand their specialized requirements, identify and mitigate risks, and provide them value-added, maintainable, safe and certified solutions. The segment's largest customer is the U.S. Navy, for whom we perform engineering services, prototype design building services and repair and maintenance services on submarines and surface ships. We support space exploration and technology development by providing our products and services to NASA and

Table of Contents/
aerospace contractors. Our U.S. Navy and NASA-related activities substantially depend on continued government funding.

ADTech revenue:	Amount	Percent of Total Revenue
	(in thousands)
2021	$366,995	20%
2020	341,073	19%
2019	319,070	16%

MARKETING
Energy Services and Products. Oil and gas exploration and development expenditures fluctuate from year to year. In particular, budgetary approval for drilling and production in deepwater, an area in which we have a high degree of focus, may be postponed or suspended during periods when exploration and production companies reduce their offshore capital spending. In recent years, we have focused on increasing our service and product offerings toward our oil and gas customers' operating expenses and the offshore renewables energy market.
We market our Subsea Robotics, Manufactured Products, OPG and IMDS services and products to domestic, international and foreign national oil and gas companies engaged in offshore exploration, development and production. We also provide services and products as a subcontractor to other oilfield service companies operating as prime contractors. In addition, we market our Manufactured Products mobile robotic solutions to domestic and international theme park operators, automotive manufacturers, hospitals and retail warehousing operators. Customers for our energy services and products typically award contracts on a competitive-bid basis. These contracts are typically less than one year in duration, although we enter into multi-year contracts from time to time.
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
Major Customers. Our top five customers in 2021, 2020 and 2019 accounted for 36%, 32% and 32%, respectively, of our consolidated revenue. In 2021, 2020 and 2019, four of our top five customers were oil and gas exploration and production companies served by our Energy Services and Products business segments, with the other one being the U.S. Government, which is served by our Aerospace and Defense Technologies segment. During 2021, revenue from one customer, the U.S. Government, accounted for 12% of our total consolidated annual revenue, and no other customer accounted for more than 10% of our total consolidated revenue. No individual customer accounted for more than 10% of our consolidated revenue during 2020. During 2019, revenue from one customer, BP plc and subsidiaries, accounted for 10% of our total consolidated annual revenue.
Although we do not depend on any one customer, the loss of one of our significant customers could, at least on a short-term basis, have an adverse effect on our results of operations and cash flows.
RAW MATERIALS
We purchase various raw materials for use in manufacturing our products and delivering our services. The key raw materials we use include steel in various forms, polymers, copper wire, electronic components and plastics. Most of the raw materials that are critical to our business are generally readily available from multiple sources, but may be subject to price volatility. In addition, global market conditions can trigger constraints in the supply of certain raw materials, and our procurement personnel are always seeking ways to ensure the availability and manage the cost of raw materials. In addition to raw materials, we also use the products and services of a number of other providers, such as forge companies, casting foundries, metal fabricators, machine shops and logistics providers, in order to

Table of Contents/
produce and deliver products to our customers. Most of these materials and services are generally available from multiple sources.
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
The adverse impacts of the coronavirus (“COVID-19”) pandemic and the associated supply and demand imbalance for crude oil have resulted in periods of lower levels of activity and profitability. In response, we implemented cost efficiency initiatives. We believe our energy businesses are positioned to benefit from improving global markets for our services and products.
Subsea Robotics. We believe we are the world's largest owner/operator of work-class ROVs employed in energy related operations. As of December 31, 2021, we owned 250 work-class ROVs. We compete with several major companies on a worldwide basis and with numerous others operating locally in various areas. Competition for ROV services, including ROV tooling, historically has been based on equipment availability, location of or ability to deploy the equipment, quality of service and price. The relative importance of these factors can vary over time based on market conditions. The ability to develop improved equipment and techniques and to attract, train and retain skilled personnel is also an important competitive factor in our markets.
Our survey and positioning services operate in a competitive environment as one of several companies that provide these services.
Manufactured Products. With our manufactured products business, we are one of several companies that compete on a worldwide basis for the provision of steel tube and thermoplastic control umbilicals, and, compared to current and forecasted market demand, we are faced with some overcapacity in the umbilical manufacturing market. We believe the recent closures or reductions in capacity by some of our competitors should help with balancing a historically over-supplied market.
Within our mobility solutions businesses, there are many competitors offering specialized services and products, both on a regional and a global basis.
Offshore Projects Group. We perform subsea intervention and hardware installation services, principally in the U.S. Gulf of Mexico and offshore Angola, from multiservice deepwater vessels. We are one of many companies that offer these services. In general, our competitors can move their vessels to where we operate from other locations with relative ease. However, some of our competitors’ vessels are not Jones Act-compliant which requires that vessels operating in the U.S. Gulf of Mexico be built and 75% U.S. owned in order to transport merchandise between points in the United States. We also have many competitors that supply commercial diving services to the oil and gas industry in the U.S. Gulf of Mexico. Within our service and rental business, there are many competitors offering specialized services and products both on a regional and a global basis.
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

Table of Contents/
Aerospace and Defense Technologies
Engineering services is a very broad market with a large number of competitors. We compete in specialized areas in which we can combine our extensive knowledge of operating in harsh environments, program management experience, mechanical engineering expertise and the capability to continue the development of conceptual project designs into the manufacture of custom equipment for customers.
SEASONALITY AND BACKLOG
We generate a material amount of our consolidated revenue from contracts for services in the U.S. Gulf of Mexico in our OPG segment, which is usually more active in the second and third quarters, as compared to the rest of the year. The European operations of our IMDS segment are also seasonally more active in the second and third quarters. Revenue in our Subsea Robotics segment is subject to seasonal variations in demand, with our first quarter generally being the low quarter of the year. The level of our Subsea Robotics seasonality depends on the number of ROVs we have engaged in vessel-based subsea infrastructure IMR and installation, which is more seasonal than drill support. Revenue in each of our Manufactured Products and ADTech segments generally has not been seasonal.
The amounts of backlog orders we believed to be firm as of 2021 and 2020 were as follows (in millions):

	As of December 31, 2021			As of December 31, 2020
	Total		1+ yr (1)	Total	1+ yr (1)
Energy Services and Products
Subsea Robotics	$637		$256	$538	$215
Manufactured Products	318		46	266	41
Offshore Projects Group	158		1	160	9
Integrity Management & Digital Solutions	437	—	279	413	246
Total Energy Services and Products	1,550		582	1,377	511
Aerospace and Defense Technologies	149		16	144	12
Total	$1,699		$598	$1,521	$523

(1) Represents amounts that were not expected to be performed within one year.
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
•marine vessel safety;
•protection of the environment, including pollution, GHG emissions and climate change;
•workplace health and safety;
•data privacy;
•taxation;

Table of Contents/
•license requirements for exportation of our equipment and technology; and
•currency conversion and repatriation.
In addition, our Energy Services and Products business primarily depends on the demand for our services and products from the oil and gas industry and, therefore, is affected by changing taxes, price controls and other laws and regulations relating to the oil and gas industry generally. The adoption of laws and regulations curtailing offshore exploration and development drilling for oil and gas for economic and other policy reasons (such as addressing concerns about climate change) would adversely affect our operations by limiting demand for our services. We cannot determine the extent to which new legislation, new regulations or changes in existing laws or regulations may affect our future operations.
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
Our quality management systems are registered as being in conformance with ISO 9001:2015 and cover:
•our Subsea Robotics operations in the U.S. Gulf of Mexico, the U.K., Norway, Angola, Ghana, Brazil, Canada, India, the United Arab Emirates, Australia, Indonesia and Malaysia;
•our Manufactured Products operations in Brazil, Canada, the U.S., the U.K., Norway, Malaysia, the Netherlands and Germany;
•our Offshore Projects Group operations in the U.S. Gulf of Mexico, the U.K., Norway, Angola, Ghana, Brazil, Canada, India, the United Arab Emirates, Australia, Indonesia, Singapore, Thailand and Malaysia;
•our Integrity Management & Digital Solutions operations in the U.S. Gulf of Mexico, the U.K., Norway, Angola, the United Arab Emirates, Oman, Qatar, Australia, Malaysia, Indonesia and Azerbaijan; and
•the Oceaneering Space Systems, Oceaneering Technologies and Marine Services divisions of our Aerospace and Defense Technologies segment in the U.S.
ISO 9001 is an internationally recognized system for quality management established by the International Standards Organization, and the 2015 edition emphasizes customer satisfaction, risk assessment and continual improvement.

Table of Contents/
HUMAN CAPITAL RESOURCES
At Oceaneering, corporate social responsibility is built around our core values which follow:
•Do Things Right – We work safely and act with integrity in the best interest of our industry partners, employees and the environment.
•Solve Complex Problems – We provide products and services that work through listening, experience and curiosity.
•Grow Together – We collaborate, respect and support each other so we can reach our full potential.
•Outperform Expectations – We perform with excellence to serve our customers and each other.
•Own the Challenge – We hold ourselves accountable for the promises we make and work we do.

Our core values and culture reflect our commitments to safety, diversity and inclusion, human health, the environment, ethical business practices and responsible corporate citizenship in the communities in which we live and work around the world. All employees are responsible for upholding our core values. We believe our core values and culture foster employee engagement and innovation, and allow us to draw on our employees' skills and aspirations in a mutually beneficial way. We use a variety of human capital measures in managing our business, including: compensation and benefits program design, workforce composition, diversity metrics with respect to representation, health and safety metrics, talent attraction, and development and management considerations.
As of December 31, 2021, we had approximately 8,500 employees, of whom approximately 40% were employed in the United States and approximately 60% were employed outside of the United States. Our workforce varies seasonally and typically peaks during the second and third quarters of each year. In 2021, we worked in approximately 50 countries across six continents and employed people representing over 100 different nationalities.
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
Safety is a key focus of all Oceaneering operations. We have a strong HSE program that includes processes implemented by our functional operating groups that are aimed at preventing injuries to our employees and others with whom we work, as well as preventing damage to equipment and the environment. We hold our employees, and those of our subcontractors and vendors who appear in our workplaces or job sites, accountable for compliance with our safety standards.
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

Table of Contents/
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
•the use of subsea completions and our ability to capture a share of the associated market;
•factors affecting the level of activity in our government businesses, including decisions on spending and funding by the U.S. Government;
•factors affecting the level of activity in our entertainment businesses, including decisions on capital expenditure decisions by entertainment business customers, such as theme park operators;
•general economic and business conditions and industry trends, including the ongoing transition to alternative sources of energy to reduce worldwide emissions of carbon dioxide and other “greenhouse gases” and the effects of inflation;
•the strength of the industry segments in which we are involved;
•the continuing effects of the COVID-19 pandemic and the governmental, customer, supplier and other responses to the pandemic;
•cancellations of contracts, change orders and other contractual modifications and the resulting adjustments to our backlog;
•collections from our customers;
•the availability and increased costs of chartered vessels;
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
•the continued availability of qualified personnel and our ability to attract and retain those qualified personnel;
•our ability to obtain raw materials and parts on a timely basis and, in some cases, from limited sources;
•increases in material costs on long-term projects at prices higher than originally forecast;
•operating risks normally incident to offshore exploration, development and production operations;
•hurricanes and other adverse weather and sea conditions;
•cost and time associated with drydocking of our vessels;
•the highly competitive nature of our businesses;
•adverse outcomes from legal or regulatory proceedings;

Table of Contents/
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
AVAILABLE INFORMATION
Our website address is www.oceaneering.com. We make available through this website under “Investor Relations—SEC Financial Reports,” free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports and Section 16 filings by our directors and executive officers as soon as reasonably practicable after we, or our executive officers or directors, as the case may be, electronically file those materials with, or furnish those materials to, the U.S. Securities and Exchange Commission (“SEC”). In addition, the SEC maintains a website, www.sec.gov, which contains reports, proxy and other information statements, and other information regarding issuers that file electronically with the SEC.
We have adopted, and posted on our website: our corporate governance guidelines; a code of ethics for our Chief Executive Officer and Senior Financial Officers; charters for the Audit, Nominating and Corporate Governance and Compensation Committees of our Board of Directors; and a code of business conduct and ethics that applies to all of our directors, officers and employees.
We also post on our website materials that summarize our environmental, social and governance (“ESG”) efforts and our Sustainability Accounting Standards Board (“SASB”) Reports. These materials are available in print to any stockholder that makes a written request to Oceaneering International, Inc., Attention: Corporate Secretary, 11911 FM 529, Houston, Texas 77041-3000.

Table of Contents/
INFORMATION ABOUT OUR EXECUTIVE OFFICERS
Executive Officers. The following information relates to our executive officers as of February 18, 2022:

NAME	AGE	POSITION	EXECUTIVE OFFICER SINCE	EMPLOYEE SINCE
Roderick A. Larson	55	President and Chief Executive Officer and Director	2012	2012
Earl F. Childress	56	Senior Vice President and Chief Commercial Officer	2020	2020
Alan R. Curtis	56	Senior Vice President and Chief Financial Officer	2015	1995
Holly D. Kriendler	57	Senior Vice President and Chief Human Resources Officer	2020	2016
David K. Lawrence	62	Senior Vice President, General Counsel and Secretary	2012	2005
Eric A. Silva	62	Senior Vice President and Chief Transformation Officer	2017	2014
Philip G. Beierl	63	Senior Vice President, Aerospace and Defense Technologies	2018	2005
Benjamin M. Laura	43	Senior Vice President, Offshore Projects Group	2020	2014
Witland J. LeBlanc, Jr.	51	Vice President and Chief Accounting Officer	2019	2010
Martin J. McDonald	58	Senior Vice President, Subsea Robotics	2015	1989
Shaun R. Roedel	54	Senior Vice President, Manufactured Products	2020	2009
Kishore Sundararajan	60	Senior Vice President, Integrity Management and Digital Solutions	2020	2020

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
Holly D. Kriendler, Senior Vice President and Chief Human Resources Officer, joined Oceaneering in October 2016 as Vice President, Human Resources and was appointed as its Chief Human Resources Officer in 2018 and to her current position in March 2020, with responsibility for Oceaneering’s human resources, global mobility and operations training functions. Prior to joining Oceaneering, Ms. Kriendler served in human resources leadership positions from 2006 to 2016 at affiliates of Tyco International Ltd. and successor entities, including most recently as Vice President, Human Resources for The ADT Corporation from 2011. Ms. Kriendler has more than 25 years of experience in human resources management.
David K. Lawrence, Senior Vice President, General Counsel and Secretary, joined Oceaneering in 2005 as Assistant General Counsel. He was appointed Associate General Counsel effective January 2011, Vice President,

Table of Contents/
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

Table of Contents/

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
We derive most of our revenue from customers in the offshore oil and gas exploration, development and production industry. The offshore oil and gas industry is a historically cyclical industry characterized by significant changes in the levels of exploration and development activities. Oil and gas prices, and market expectations of potential changes in those prices, significantly affect the levels of those activities. Worldwide political, economic and military events have contributed to oil and gas price volatility and are likely to continue to do so in the future. In 2020, many oil and gas companies made significant reductions in their capital and operating expenditures, which adversely impacted demand for the services and products provided by our Energy Services and Products business, due to the impact of the COVID-19 pandemic, which included the resulting significant reduction in global demand for oil and natural gas, coupled with the sharp decline in oil prices following the announcement of price reductions and production increases in March 2020 by members of the Organization of Petroleum Exporting Countries, or OPEC, and other foreign, oil-exporting countries, as discussed below. Oil and gas prices returned to pre-pandemic levels in 2021 and have remained stable so far in 2022. However, there may be downward pressure on prices due to recent or expected production increases in various countries. There is ongoing uncertainty regarding the long-term outlook for the U.S. Gulf of Mexico, as a result of a temporary ban on leasing of U.S. federal lands imposed by the current presidential administration. Any prolonged reduction in the overall level of offshore oil and gas exploration and development activities, whether resulting from changes in oil and gas prices, limitations on access to capital for such activities, governmental actions or regulatory developments or otherwise, could materially and adversely affect our financial condition and results of operations in our operating segments within our Energy Services and Products business. Some factors that have affected and are likely to continue affecting oil and gas prices and the level of demand for our services and products include the following:
•worldwide demand for oil and gas;
•general economic and business conditions and industry trends;
•the ability of OPEC to set and maintain production levels;
•the level of production by non-OPEC countries, including U.S. shale oil;
•the ability of oil and gas companies to generate funds for capital expenditures;
•the ongoing ability to access to external financing from financial institutions or the capital markets;
•the cost of exploring for, developing and producing oil and gas as compared to alternative energy sources;
•domestic and foreign tax policy;
•laws and governmental regulations that restrict exploration and development of oil and gas in various offshore jurisdictions;
•technological changes that could lead to competition from new market entrances;
•the political environment of oil-producing regions;
•the changing environmental and social landscape; and
•the price and availability of alternative energy.
The impacts and effects of the ongoing COVID-19 pandemic have adversely affected, and could continue to adversely affect, our business, financial condition and results of operations.
The COVID-19 pandemic has negatively affected our business, financial condition and results of operations. The COVID-19 pandemic has resulted in authorities implementing numerous measures to try to contain the disease, such as travel bans and restrictions, quarantines, shelter-in-place orders and shutdowns, among others. Restrictions of this nature have caused, and may continue to cause, us, our suppliers and other business

Table of Contents/
counterparties to experience operational delays, delays in the delivery of materials and supplies that are sourced from around the globe, and have caused, and may continue to cause, milestones or deadlines relating to various projects to be missed. There have been widespread adverse impacts on the global economy and on many of our employees, customers, suppliers and business counterparties.
There is considerable uncertainty regarding the extent to which COVID-19 and its variants will continue to spread, the widespread availability, distribution, acceptance and efficacy of vaccines and the extent and duration of governmental and other measures implemented to try to slow the spread. Further, the impact of the pandemic, including the resulting significant reduction in global demand for oil and natural gas, coupled with the sharp decline in oil prices following the announcement of price reductions and production increases in March 2020 by members of OPEC and other foreign, oil-exporting countries has led to significant global economic contraction generally and in our industry in particular. Despite recent improvements in commodity prices, oil and natural gas prices may continue to be volatile as a result of these events and the ongoing COVID-19 pandemic, and as changes in oil and natural gas inventories, industry demand and economic performance are reported.
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
We cannot predict the full impact that COVID-19 or the significant disruption and volatility currently being experienced in the oil and natural gas markets will have on our business, cash flows, liquidity, financial condition and results of operations at this time, due to numerous uncertainties. The ultimate impacts will depend on future developments beyond our control, which are highly uncertain and cannot be predicted, including, among others, the ultimate geographic spread of the virus, particularly the new variants, the consequences of governmental and other measures designed to prevent the spread of the virus, the ongoing development, availability, distribution and acceptance of vaccines and therapeutic treatments, the duration of the pandemic, actions taken by members of OPEC and other foreign, oil-exporting countries, actions taken by governmental authorities, customers, suppliers and other third parties, workforce availability, and the timing and extent to which normal economic and operating conditions resume.
Our international operations involve additional risks not associated with domestic operations.
A significant portion of our revenue is attributable to operations in foreign countries. These activities accounted for approximately 57% of our consolidated revenue in 2021. Risks associated with our operations in foreign areas include risks of:
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

Table of Contents/
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

Table of Contents/
Legal and Regulatory Risks
Climate change, climate change legislation and regulatory initiatives and the ongoing “energy transition” could result in increased operating costs and capital expenditures and decreased demand for the services and products of our Energy Services business.
Scientific studies have suggested that emissions of certain gases, commonly referred to as “greenhouse gases,” including carbon dioxide and methane, may be contributing to warming of the earth’s atmosphere and other climatic changes. In response to those studies, the issue of climate change and the effects of greenhouse gas emissions, in particular emissions from fossil fuels, has and continues to attract political and social attention. The regulatory response to and physical effects of climate change have the potential to negatively affect our business in many ways, including increasing the costs to provide the services and products of our Energy Services business, reducing the demand for and consumption of those services and products, and the economic health of the regions in which we operate, all of which can create financial risks. In addition, market forces, including the declining cost of renewables energy generation technologies and the continuing electrification of various technologies that previously used hydrocarbons, may impact the long-term demand for oil and natural gas and, ultimately, the demand for the services and products of our Energy Services business.
Legislation to regulate greenhouse gas emissions has, from time to time, been introduced in the U.S. Congress and such legislation may be proposed or adopted in the future. In addition, the EPA has adopted regulations addressing greenhouse gas emissions, including rules requiring the monitoring, reporting and recordkeeping of emissions of carbon dioxide from specified sources in the United States that cover certain onshore and offshore oil and natural gas production facilities. There also have been international efforts seeking legally binding reductions in greenhouse gas emissions. The United States was actively involved in the negotiations at the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change in Paris, which led to the creation of the “Paris Agreement.” The Paris Agreement requires the signatory countries to review and "represent a progression" in their nationally determined contributions, which set emissions reduction goals, every five years.
It is not possible at this time to predict the timing and effect of climate change or to predict the effect of the Paris Agreement (or similar international agreements) or whether additional greenhouse gas legislation, regulations or other measures will be adopted. However, more aggressive efforts by governments and non-governmental organizations to reduce greenhouse gas emissions appear likely and any such future laws and regulations could result in increased compliance costs or additional operating restrictions applicable to our Energy Services customers and/or us.
The adoption of additional climate change laws or regulations in the future could result in increased costs for our Energy Services customers and us to (1) operate and maintain operating facilities, (2) install new emission controls or abatement technologies (such as CCS technologies) on operating facilities and (3) administer and manage greenhouse gas emissions programs. If we are unable to recover or pass through a significant level of our costs related to complying with climate change regulatory requirements imposed on us, they could have a material adverse effect on our results of operations and financial condition. Further, to the extent financial markets view climate change and the greenhouse gas emissions of our Energy Services customer base as a financial risk, this could negatively impact our cost of and access to capital.
Beyond financial and regulatory impacts, climate change poses potential physical risks. Scientific studies forecast that these risks include increases in sea levels, stresses on water supply, rising average temperatures and other changes in weather conditions, such as increases in precipitation and extreme weather events, such as floods, heat waves, hurricanes and other tropical storms and cyclones. The projected physical effects of climate change have the potential to directly affect the operations we conduct for customers and result in increased costs related to our operations. However, because the nature and timing of changes in extreme weather events (such as increased frequency, duration, and severity) are uncertain, it is not possible for us to estimate reliably the future financial risk to our operations caused by these potential physical risks.
Climate change also subjects us to the risk of increased negative publicity. Negative public perception regarding us and/or the energy industry resulting from, among other things, concerns raised by advocacy groups about oil spills, greenhouse gas emissions, climate change and explosions of or leaks from pipelines carrying crude oil, refined petroleum products or natural gas, may lead to increased regulatory scrutiny, which may, in turn, lead to new safety and environmental laws, regulations, guidelines and enforcement interpretations. These actions may cause operational delays or restrictions, increased operating costs or capital expenditures, additional regulatory burdens and increased risk of litigation for us and our energy industry customers. Furthermore, governmental authorities

Table of Contents/
exercise considerable discretion in the timing and scope of permit issuance required for the operations conducted by or for our energy industry customers and, in many cases, the public may engage in the permitting process. Negative public perception could cause such permits to be withheld, delayed, or burdened by requirements that restrict our ability to profitably conduct business for our energy industry customers. Ultimately, these risks could result in reduced demand for the services and products of our Energy Services business, which would adversely impact our revenues, and increased costs that may adversely affect our profitability and cash flows.
Our operations could be adversely impacted by the effects of new regulations.
During 2010, the U.S. Government established new regulations relating to the design of wells and testing of the integrity of wellbores, the use of drilling fluids, the functionality and testing of well control equipment, including blowout preventers, and other safety and environmental regulations. The U.S. Government requires that operators demonstrate their compliance with those regulations before commencing deepwater drilling operations. In addition, as discussed above, increasing attention to issues concerning climate change as a result of the emission of carbon dioxide and other “greenhouse gases” may result in the imposition of additional environmental or other legislation or regulations that seek to restrict, or otherwise impose limitations or costs upon, the emission of greenhouse gases. We cannot predict when or whether any of these various legislative and regulatory proposals may be enacted or adopted or what their effects will be on us or our customers, particularly with respect to offshore oil and gas exploration and development projects. These and other legislative or regulatory developments could increase costs for us and our customers or, in some cases, prevent projects from going forward, thereby potentially reducing the need for our products and services.
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
Risks of substantial costs and liabilities related to environmental compliance issues are inherent in our operations. Our operations are subject to extensive federal, state, local and foreign laws and regulations relating to the generation, storage, handling, emission, transportation and discharge of materials into the environment. Permits are required for the operation of various facilities, and those permits are subject to revocation, modification and renewal. Governmental authorities have the power to enforce compliance with their regulations, and violations are subject to fines, injunctions or both. In some cases, those governmental requirements can impose liability for the entire cost of cleanup on any responsible party without regard to negligence or fault and impose liability on us for the conduct of or conditions others have caused, or for our acts that complied with all applicable requirements when we performed them. It is possible that other developments, such as stricter environmental laws and regulations, and claims for damages to property or persons resulting from our operations, would result in substantial costs and liabilities. In

Table of Contents/
particular, as discussed above, increasing attention to issues concerning climate change as a result of the emission of carbon dioxide and other “greenhouse gases” may result in the imposition of additional environmental legislation or regulations that seek to restrict, or otherwise impose limitations or costs upon, the emission of greenhouse gases. We cannot predict when or whether any of these various legislative and regulatory proposals may become law or what their effect will be on us or our customers. Such legislation or regulations could increase costs for us and our customers or, in some cases, prevent projects from going forward, thereby potentially reducing the need for our products and services. Our insurance policies and the contractual indemnity protection we seek to obtain from our customers may not be sufficient or effective to protect us under all circumstances or against all risks involving compliance with environmental laws and regulations.
Financial Risks
Foreign exchange risks and fluctuations may affect our profitability on certain projects.
We operate on a worldwide basis with substantial operations outside the U.S. that subject us to United States dollar translation and economic risks. In order to manage some of the risks associated with foreign currency exchange rates, we may enter into foreign currency derivative (hedging) instruments, especially when there is currency risk exposure that is not naturally mitigated via our contracts. However, these actions may not always eliminate all currency risk exposure, in particular for our long-term contracts. A disruption in the foreign currency markets, including the markets with respect to any particular currencies, could adversely affect our hedging instruments and subject us to additional currency risk exposure. Based on fluctuations in currency, the U.S. dollar value of our backlog may from time to time increase or decrease significantly. We do not enter into derivative instruments for trading or other speculative purposes. Our operational cash flows and cash balances, though predominately held in U.S. dollars, may consist of different currencies at various points in time in order to execute our contracts globally. Non-U.S. asset and liability balances are subject to currency fluctuations when measured period to period for financial reporting purposes in U.S. dollars.
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
Significant inflation and higher interest rates could adversely affect our business and financial condition.
Inflation could have an adverse impact on our business and our financial condition by increasing costs of materials and labor, and interest rates. All of these factors could have a negative impact on customer budgets. In a highly inflationary environment, we may be unable to raise pricing for our energy services and products at or above the rate of inflation, which could reduce our profit margins. In addition, our cost of capital, labor and materials could increase, which could have an adverse impact on our business and our financial condition.
Changes in the method of determining the U.S. Dollar London Interbank Offered Rate (“LIBOR”), or the replacement of LIBOR with an alternative reference rate, may adversely affect interest rates and increase our cost of capital.
On July 27, 2017, the Financial Conduct Authority in the United Kingdom announced that it would phase out LIBOR as a benchmark rate by the end of 2021. On December 31, 2021, the ICE Benchmark Administration, the current administrator of LIBOR, ceased publication of 1-week and 2-month LIBOR, however, subject to compliance with applicable regulations, including as to representativeness, it does not intend to cease publication of the remaining tenors until June 30, 2023. It is possible that LIBOR’s regulator may determine to cease publication as of an earlier

Table of Contents/
date, if the information used to calculate LIBOR degrades to the degree that it is no longer representative of the underlying market. We expect that different benchmark rates used to price indebtedness will continue to be developed over time. Revolving credit borrowings under our principal credit agreement, which is described in Part II of this report in Item 7—“Management's Discussion and Analysis of Financial Condition and Results of Operations” (the “Credit Agreement”), bear interest at rates tied to LIBOR. In the future, we may need to renegotiate the Credit Agreement or incur indebtedness under other credit arrangements, and the phase-out of LIBOR may negatively impact the terms of such indebtedness. We have not yet pursued an amendment of the Credit Agreement or other contractual alternative to address this matter and are currently evaluating the impact of the potential replacement of LIBOR. If no such amendment or other contractual alternative is established on or prior to the phase-out of LIBOR, interest on revolving credit borrowings under the Credit Agreement may bear interest at higher rates based on the prime rate, which could increase our cost of capital in the event we borrow against the Credit Agreement. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions (the "ARRC"), has proposed a new index calculated by short term repurchase agreements, backed by Treasury securities called the Secured Overnight Financing Rate ("SOFR") as an alternative to LIBOR for use in contracts that are currently indexed to U.S. dollar LIBOR and has proposed a paced market transition plan to SOFR. On July 29, 2021, the ARRC formally recommended SOFR as its preferred alternative replacement rate for U.S. dollar LIBOR. Although SOFR appears to be the preferred replacement rate for U.S. dollar LIBOR at this time, it is not presently known whether SOFR or any other alternative reference rates that have been proposed will attain market acceptance as replacements of LIBOR. In addition, the overall financial markets may be disrupted as a result of the phase-out or replacement of LIBOR. Uncertainty as to the nature of such potential phase-out and alternative reference rates could adversely affect the cost of our borrowings. Furthermore, the overall financial market may be disrupted as a result of the phase-out or replacement of LIBOR. Disruption in the financial market could have an adverse effect on our business, cash flows, liquidity, financial condition and results of operations.
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

Table of Contents/
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

Table of Contents/
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
Our operations (both onshore and offshore) are highly dependent on information technology systems and related personnel, including systems that collect, organize, store or use personally identifiable data and other sensitive information about our customers, employees, suppliers and others. Some of these systems are managed or provided by third-party service providers, including certain cloud platform providers. As a result, our business operations could be negatively impacted by a breach or interruption of systems we rely on that originates from, or compromises, third-party networks or devices outside of our control. Threats to information technology systems associated with cybersecurity risks and cyber incidents or attacks continue to grow. For the information technology systems, applications and processes we rely on to operate effectively, we or our service providers must maintain and update them. Delays in maintenance, updates, upgrading, or patching of these systems, applications or processes could impair their effectiveness or expose us or our service providers to security risks. In addition, breaches to our systems or third-party systems utilized by us could go unnoticed for some period of time. Risks associated with these threats include disruptions of certain systems on our vessels or systems utilized to operate our ROVs; other impairments of our ability to conduct our operations; loss of or damage to intellectual property, proprietary information or employee or customer data; disruption of our customers’ operations; loss or damage to our customer data delivery systems; damage to our reputation or customer or other business relationships; inability to comply with our regulatory obligations in a timely manner which could result in regulatory investigations or other actions by governmental authorities and associated costs, fines or penalties; and increased costs to prevent, respond to or mitigate cybersecurity incidents. If such a cyber incident were to occur, it could have a material adverse effect on our business and our consolidated financial condition, results of operations and cash flows.
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

Table of Contents/
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
Personal privacy and data security have become significant regulatory issues and the subject of rapidly evolving laws globally and in the United States. As a result, we may be subject to a growing patchwork of comprehensive privacy regulation imposed by jurisdictions where we operate, including under the European Union’s General Data Protection Regulation (“GDPR”), the United Kingdom’s Data Protection Act (the “UK GDPR”), Brazil’s General Data Protection Law (“LGPD”) and in the United States, the California Consumer Privacy Act (“CCPA”). Furthermore, foreign, federal, state and local government bodies or agencies have in the past adopted, and may in the future adopt, more laws and regulations affecting data privacy. For example, voters in California adopted the California Privacy Rights Act (“CPRA”) by ballot initiative in 2020, and in 2021, Virginia and Colorado enacted the Virginia Consumer Data Protection Act (“VCDPA”) and Colorado Privacy Act (“CPA”), respectively. The CPRA, VCDPA and CPA will take effect over the next 18 months and may impose new obligations on our business and operations.
The GDPR, UK GDPR and LGPD apply to activities related to personal data that may be conducted by us, directly or indirectly through vendors or subcontractors, from an establishment in the EU, UK or Brazil, respectively. Although the GDPR, UK GDPR and LGPD currently impose similar obligations, interpretations and enforcement of all three laws is still evolving. Changes to interpretations or enforcement of the GDPR, UK GDPR or LGPD could create a range of new compliance obligations, which could cause us to incur additional costs. If interpretations or enforcement of the GDPR, UK GDPR or LGPD deviate significantly in the future, those costs could become even more severe. The GDPR, UK GDPR, LGPD and other data privacy regulations may significantly impact our business activities and require substantial compliance costs that adversely affect business, operating results, prospects and financial condition.
Our business and operations may also be impacted if the UK Parliament approves new standard contractual clauses (“SCCs) for the international transfer of personal data outside of the UK. If adopted on March 21, 2022, the new SCCs may apply to our existing contracts involving the international transfer of personal data that is restricted under the UK GDPR, requiring us to renegotiate any non-conforming contracts by September 21, 2022. If necessary, the renegotiation of those contracts could be time-consuming and expensive and could divert our management’s attention from our day-to-day operations.
The CCPA, which went into effect on January 1, 2020, gives California residents specific rights in relation to their personal information, requires that companies take certain actions, including notifications for security incidents, and may apply to activities regarding personal information that is collected by us, directly or indirectly, from California residents. When most of its provisions take effect on January 1, 2023, the CPRA will modify the CCPA and impose additional data protection obligations on companies doing business in California. Adoption of the CPRA also created the California Privacy Protection Agency (“CPPA”), the first state agency dedicated to the implementation and enforcement of privacy regulations. Interpretation and enforcement of the CCPA and CPRA will continue to evolve, as will the impact the CPPA’s rulemaking and enforcement actions. Those changes may entail new compliance obligations and scrutiny that may significantly impact our business activities and require substantial compliance costs that adversely affect business, operating results, prospects and financial condition.
Additionally, Virginia’s VCDA and Colorado’s CPA will take effect on January 1, 2023 and July 1, 2023, respectively. Although the VCDPA and CPA share concepts the CCPA and CPRA, each law includes important variations, such as inconsistent standards for determining whether businesses fall within the scope of each law. Those variations may raise our costs and place increased demand on our resources by creating increasingly complex monitoring, control and compliance challenges. Any failure by us to comply with these laws and regulations, including as a result of a security or privacy breach, could result in significant penalties and liabilities for us.
Our business and operations could become subject to future legislation and regulatory requirements beyond those currently proposed, adopted or contemplated in the U.S. and abroad. The cumulative effect of all of the legislation and regulations on our business, operations and profitability remains uncertain. This uncertainty necessitates that in our business planning we make certain assumptions with respect to the scope and requirements of prospective and proposed rules. If these assumptions prove incorrect, we could be subject to increased regulatory and compliance risks and costs as well as potential reputational harm, either of which could result in negative publicity and significant penalties or other liabilities.

Table of Contents/
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

Table of Contents/
shops equipped for fabrication, testing, repair and maintenance activities and warehouses and yard areas for storage and mobilization of equipment to work sites. All sites are available to support any of our business segments as the need arises. The groupings that follow associate our significant offices with the primary business segment they serve.
Energy Services and Products. In general, our Energy Services and Products business segments share facilities. Our location in Morgan City, Louisiana consists of ROV manufacturing and training facilities, vessel docking facilities, open and covered warehouse space and offices. The Morgan City facilities primarily support ROV and other operations in the United States. We have regional support offices for our North Sea, Africa, Brazil and Southeast Asia operations in: Aberdeen, Scotland; Stavanger and Bergen, Norway; Abu Dhabi and Dubai, United Arab Emirates; Rio de Janeiro and Macaé, Brazil; Luanda, Angola; Chandigarh, India; Perth, Australia; Kuala Lumpur, Malaysia; Baku, Azerbaijan; and Singapore. We also have operational bases in various other locations.
We use workshop and office space in Houston, Texas in our Manufactured Products, OPG and IMDS business segments. Our principal manufacturing facilities for our Manufactured Products segment are located in or near: Houston, Texas; Panama City, Florida; Aberdeen and Rosyth, Scotland; Nodeland and Stavanger, Norway; Perth, Australia; Luanda, Angola; the Netherlands; Kuala Lumpur, Malaysia; and Niterói and Macaé, Brazil. We also have an office in Orlando, Florida, which supports our commercial theme park animation activities. Each of these manufacturing facilities is suitable for its intended purpose and has sufficient capacity to respond to increases in demand for our subsea and theme park products and that may be reasonably anticipated in the foreseeable future.
For a description of the vessels we use in our Offshore Projects Group operations, see the discussion in Item 1. “Business” under the heading “GENERAL DEVELOPMENT OF BUSINESS—Energy Services and Products—Offshore Projects Group.”
Aerospace and Defense Technologies. Our primary facilities for our ADTech segment are offices and workshops in Hanover, Maryland. We have regional offices in Chesapeake, Virginia; Bremerton, Washington; Pearl Harbor, Hawaii; Cataumet, Massachusetts; Charleston, South Carolina; and San Diego, California, which support our services for the U.S. Navy. We also have facilities near Houston, Texas, to support our space industry activities.
Item 3.Legal Proceedings.
For information regarding legal proceedings, see the discussion under the caption “Litigation” in Note 10—“Commitments and Contingencies” in the Notes to Consolidated Financial Statements included in this report, which discussion we incorporate by reference into this Item.
Item 4.Mine Safety Disclosures.
Not applicable.

Table of Contents/
Part II
Item 5.Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock is listed on the New York Stock Exchange under the symbol OII. Our company website address is www.oceaneering.com.
On February 18, 2022, there were 402 holders of record of our common stock. On that date, the closing sales price, as quoted on the New York Stock Exchange, was $14.53. Our Board has not declared quarterly dividends since 2017 and we do not anticipate our Board reinstating a quarterly cash dividend after considering the need to focus our resources on growth and positioning us for the future, although we will continue to review our dividend position on a quarterly basis.
In December 2014, our Board of Directors approved a share repurchase program under which we may repurchase up to 10 million shares of our common stock on a discretionary basis. The program calls for any repurchases to be made in the open market, or in privately negotiated transactions from time to time, in compliance with applicable laws, rules and regulations, including Rule 10b-18 under the Securities Exchange Act of 1934, as amended, subject to market and business conditions, levels of available liquidity, cash requirements for other purposes, applicable legal requirements and other relevant factors. The timing and amount of any repurchases will be determined by management based on its evaluation of these factors. We expect that any shares repurchased under the program will be held as treasury stock for future use. The program does not obligate us to repurchase any particular number of shares. Under the program, we had repurchased 2.0 million shares of our common stock for $100 million through December 31, 2015. We have not repurchased any shares under the program since December 2015.
EQUITY COMPENSATION PLAN INFORMATION
The following presents equity compensation plan information as of December 31, 2021:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	2,447,259	N/A	3,236,659
Equity compensation plans not approved by security holders	—	N/A	—
Total	2,447,259	N/A	3,236,659
In the table above, the number of securities to be issued upon exercise of outstanding options, warrants and rights shown as of December 31, 2021 are restricted stock units and shares of restricted stock granted under our stockholder-approved incentive plans.
As of December 31, 2021, there were: (1) no shares of Oceaneering common stock under equity compensation plans not approved by security holders available for grant; and (2) 3,236,659 shares of Oceaneering common stock under equity compensation plans approved by security holders available for grant in the form of stock options, stock appreciation rights or stock awards. We have not granted any stock options since 2005 and the Compensation Committee of our Board of Directors has expressed its intention to refrain from using stock options as a component of employee compensation for our executive officers and other employees for the foreseeable future. Additionally, our Board of Directors has expressed its intention to refrain from using stock options as a component of nonemployee director compensation for the foreseeable future. For a description of the material features of our equity compensation arrangements, see the discussion under the caption “Incentive Plans” in Note 12—“Employee Benefit Plans” in the Notes to Consolidated Financial Statements included in this report.

Table of Contents/
PERFORMANCE GRAPH
The following graph compares our total shareholder return to the Standard & Poor's 500 Stock Index (“S&P 500”) and the PHLX Oil Service Sector Index from December 31, 2016 through December 31, 2021. The PHLX Oil Service Sector Index is designed to track the performance of a set of companies involved in the oil services sector.
It is assumed in the graph that: (1) $100 was invested in Oceaneering Common Stock, the S&P 500 and the PHLX Oil Service Sector Index on December 31, 2016; and (2) any Oceaneering dividends are reinvested. The shareholder return shown is not necessarily indicative of future performance.

	December 31,
	2016	2017	2018	2019	2020	2021

Oceaneering International, Inc.	100.00	76.27	43.65	53.79	28.68	40.80
S&P 500 Index	100.00	121.83	116.49	153.17	181.35	233.41
PHLX Oil Service Sector Index	100.00	82.80	45.36	45.11	26.13	31.55

Table of Contents/
Item 6.    [Reserved]

Table of Contents/
Item 7.Management's Discussion and Analysis of Financial Condition and Results of Operations.
Certain statements in this annual report on Form 10-K, including, without limitation, statements regarding the following matters, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995:
•our business strategy;
•industry conditions and commodity pricing;
•seasonality;
•the impacts of the coronavirus (“COVID-19”) pandemic on our business;
•our expectations about 2022 results of operations, items below the operating income line and segment operating results, and the factors underlying those expectations, including our expectations about demand and pricing for our energy services and products as a result of the factors we specify in “Overview” and “Results of Operations” below;
•tax refunds under the U.S. Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") and other tax refunds;
•our backlog, to the extent backlog may be an indicator of future revenue or productivity;
•projections relating to floating rig demand and subsea tree installations;
•the adequacy of our liquidity, cash flows and capital resources to support our operations and internally generated growth initiatives;
•the collectability of accounts receivable and realizability of contract assets at the amounts reflected on our most-recent balance sheet;
•our projected capital expenditures for 2022;
•the condition of debt markets and our possible future debt repurchases;
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
•our expectations about growth in the area of energy transition; and
•our expectations regarding the effect of inflation in the near future.
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
Impact of the COVID-19 Pandemic on Our Business
The COVID-19 pandemic has negatively impacted our business. Although we experienced improvements in 2021, the long-term implications of the pandemic on our business, financial condition and results of operations remain uncertain. The ultimate extent of the impact of the COVID-19 pandemic will depend largely on future developments, particularly within the geographic areas where we operate, and the related impact on overall economic activity, all of which are currently unknown and cannot be predicted with certainty at this time. However, the adverse impacts of the economic effects from the COVID-19 pandemic on our business have been and may continue to be significant.
Our Engagement in the Energy Transition
Oceaneering currently generates a substantial majority of its revenue from the oil and gas sector. Due to the continuing development of economies in developing countries, substantial projected population growth (particularly in developing countries), and the shortage of other sources of affordable, reliable, scalable and efficient energy, as

Table of Contents/
well as rising worldwide demand for a myriad of products made with petrochemicals, we expect that the need for additional oil and gas exploration and development and IMR activities will continue for decades to come. At the same time, due to increasing concerns about climate change, there is growing demand for cleaner hydrocarbon-based and renewables energy sources. We believe that our strategies for continuing to assist our energy-focused customers to reduce their carbon emissions in exploring for, developing and producing oil and natural gas and in addressing the ongoing energy transition, as well as diversifying our business into new strategic growth areas in non-energy markets, will keep us well positioned as a resilient company in a potentially lower-carbon environment.
Today, the impacts of climate-related risks and opportunities and the global focus on energy transition are influencing our strategy in the following ways:
•we are committed to working with our Energy Services customers to help them minimize their carbon footprints in their oil and natural gas operations;
•we are deploying our competencies and capabilities to serve the energy-transition markets, including those utilizing offshore wind and tidal energy technologies, hydrogen and CCS technologies; and
•we are reviewing and assessing new investments to further diversify our businesses into new strategic growth areas outside the energy industry, such as mobility solutions, aerospace and defense and digital asset management.
We are committed to the research and development of products and services intended to help our Energy Services customers to produce energy safely and securely, with decreased risk to humans and sea life and reduced environmental impacts. As an example, we are working to advance remote operations, which allow customers to reduce their carbon footprints by transferring offshore workers to onshore control centers, and allows for less risk to human health and safety, greater collaboration and faster response to real-time events.
We are also committed to reducing our own energy consumption and the greenhouse gas emissions attributable to our operations. With the help of a third-party consultant, we are in the process of conducting a global review of our assets and operations to identify and estimate our scope 1 and scope 2 emissions. Once we have completed that process, we intend to set appropriate ambition levels for both short- and long-term emissions reduction goals. We will then develop action plans to achieve these goals. Our capital investments and expenses required to achieve our goals cannot be estimated at this time, but are expected to be significant over the long term.
Overview of our Results and Guidance
The table that follows sets out our revenue and operating results for 2021, 2020 and 2019.

	Year Ended December 31,
(dollars in thousands)	2021	2020	2019
Revenue	$1,869,275	$1,827,889	$2,048,124
Gross Margin	264,065	163,941	98,244
Gross Margin %	14%	9%	5%
Operating Income (Loss)	39,799	(446,079)	(290,713)
Operating Income (Loss) %	2%	(24)%	(14)%
Net Income (Loss)	(49,307)	(496,751)	(348,444)
Our business segments are contained within two businesses—services and products provided primarily to the oil and gas industry and, to a lesser extent, the offshore renewables industry (“Energy Services and Products”) and services and products provided to non-energy industries (“Aerospace and Defense Technologies” or “ADTech”). Our four business segments within the Energy Services and Products business are Subsea Robotics, Manufactured Products, Offshore Projects Group (“OPG”) and Integrity Management & Digital Solutions (“IMDS”). We report our Aerospace and Defense Technologies business as one segment. Unallocated Expenses are expenses not associated with a specific business segment. These consist of expenses related to our incentive and deferred compensation plans, including restricted stock and bonuses, as well as other general expenses, including corporate administrative expenses.
Our business primarily depends on the level of spending on offshore developments and related operating activities by our customers in the energy industry. During 2021, we generated a substantial majority of our revenue from services and products we provided to the energy industry. Our results for 2021 reflect the impact of pre-tax charges

Table of Contents/
of $32 million recognized during the first, second and fourth quarters. Activity levels and operating performance within our energy segments improved as compared to 2020 as we continued to adapt to operating during the COVID-19 pandemic. Our ADTech segment continued to perform steadily, delivering improved operating income for the year. Overall, our 2021 revenue increased 2% to $1.9 billion, with revenue increases in three of our four energy segments and in our ADTech segment.
In 2021, on a consolidated level, we had a net loss of $49 million, or diluted loss of $0.49 per share, compared to net loss of $497 million, or diluted loss of $5.01 per share, in 2020. The $447 million decrease in net loss as compared to 2020 was primarily attributable to pre-tax charges of $467 million recorded in 2020 for impairments, write-downs and write-offs of certain equipment, intangible assets, goodwill and inventory, and other expenses, most notably in our Subsea Robotics, Manufactured Products, OPG and IMDS segments. This compares to pre-tax charges recorded in 2021 of $32 million, for a net loss on uncollectible accounts, loss on sale of an asset and other expenses, most notably in our Manufactured Products segment.
We had operating income of $40 million, including charges of $32 million, in 2021 and an operating loss of $446 million, including charges of $467 million in 2020. Operating results increased $486 million primarily due to charges of $467 million recorded in 2020 for impairments, write-downs and write-offs of certain equipment, intangible assets, goodwill and inventory, and other expenses described below. The changes in operating results occurred in our:
•Subsea Robotics segment, which had a $143 million increase in operating results, primarily as a result of charges of $122 million in 2020 as compared to charges of $0.4 million in 2021. These charges were principally due to a goodwill impairment in 2020 of $102 million, largely based on market conditions and lower pricing levels. 2020 charges also included asset write-offs and inventory write-downs, largely resulting from impairment and obsolescence.
•Manufactured Products segment, which had a $72 million increase in operating results, primarily as a result of charges of $116 million in 2020 as compared to charges of $30 million in 2021. These charges in 2020 included impairments and write-downs of certain equipment of $61 million and goodwill impairments of $52 million, both largely based on market conditions and lower pricing levels. These charges in 2021 included a net loss of $30 million recorded in connection with the termination in the fourth quarter of 2021 of a number of entertainment ride systems contracts with the financially embattled developer, China Evergrande Group and its affiliated companies (collectively, “Evergrande”).
•OPG segment, which had a $137 million increase in operating results, primarily as a result of charges of $100 million in 2020 as compared to charges of $0.1 million in 2021. The charges in 2020 included a goodwill impairment of $66 million and long-lived asset impairments and write-offs of $25 million.
•IMDS segment, which had a $140 million increase in operating results, primarily as a result of charges of $128 million in 2020 as compared to charges of $0.2 million in 2021. The charges in 2020 included a goodwill impairment of $123 million, largely based on market conditions and lower pricing levels.
•ADTech segment, which had an $5.0 million increase in operating income on higher levels of revenue due to increased activity in defense subsea technologies.
In 2021, 2020 and 2019 we incurred certain charges of $32 million, $467 million and $252 million, respectively. The 2021 charges were primarily due to the net loss of $30 million related to the termination of a number of entertainment ride systems contracts with Evergrande. The 2020 and 2019 charges were primarily due to market conditions that no longer supported the prior valuations. Additionally, we recognized other costs, as we adapted our

Table of Contents/
geographic footprint and staffing levels to the conditions of the markets we serve. Charges for 2021, 2020 and 2019 are summarized as follows (in thousands):

	Year Ended December 31, 2021
	Subsea Robotics	Manufactured Products	Offshore Projects Group	Integrity Management & Digital Solutions	Aerospace and Defense Technologies	Unallocated Expenses	Total
Impacts for the effects of:
Provision for Evergrande losses, net	$—	$29,549	$—	$—	$—	$—	$29,549
Loss on sale of asset	$—	$—	$—	$—	$—	$1,415	$1,415
Other	395	537	149	217	10	—	1,308
Total charges	$395	$30,086	$149	$217	$10	$1,415	$32,272

	Year Ended December 31, 2020
	Subsea Robotics	Manufactured Products	Offshore Projects Group	Integrity Management & Digital Solutions	Aerospace and Defense Technologies	Unallocated Expenses	Total
Impacts for the effects of:
Long-lived assets impairments	$—	$61,074	$8,826	$545	$—	$—	$70,445
Long-lived assets write-offs	7,328	—	16,644	170	—	—	24,142
Inventory write-downs	7,038	—	—	—	—	—	7,038
Goodwill impairment	102,118	52,263	66,285	123,214	—	—	343,880
Other	5,055	2,266	8,590	4,272	572	455	21,210
Total charges	$121,539	$115,603	$100,345	$128,201	$572	$455	$466,715

	Year Ended December 31, 2019
	Subsea Robotics	Manufactured Products	Offshore Projects Group	Integrity Management & Digital Solutions	Aerospace and Defense Technologies	Unallocated Expenses	Total
Impacts for the effects of:
Long-lived assets impairments	$—	$—	$142,615	$16,738	$—	$—	$159,353
Long-lived assets write-offs	11,340	482	18,723	14,108	—	—	44,653
Inventory write-downs	15,433	2,107	2,771	719	255		21,285
Goodwill impairment	—	—	—	14,713	—	—	14,713
Other	4,228	757	3,526	3,082	102	56	11,751
Total charges	$31,001	$3,346	$167,635	$49,360	$357	$56	$251,755

Based on our year-end 2021 backlog, projected start dates of new contracts, anticipated 2022 order intake and supportive market fundamentals, we are expecting increased revenue in 2022 for each of our operating segments, led by Manufactured Products, as compared to 2021. We are expecting improved operating results in 2022 as compared to 2021 in each of our energy segments, led by Subsea Robotics and OPG, and in ADTech. We anticipate commodity prices to support growth and free cash flow generation in 2022.
The outlook appears supportive for continued growth in all of our segments over the next several years and the operating efficiencies that have been put into place will position us to benefit from this growth while increasing our profitability. The outlook appears supportive for continued growth in offshore oil and gas markets over the medium term and we anticipate accelerated interest and growth in the offshore renewables market, including offshore wind, over the longer term. We believe that our energy segments are positioned to benefit from the growth in both of these markets. We also believe that our government-focused segment, ADTech, remains well positioned for continued steady growth in the aerospace and defense markets.

Table of Contents/
We use our ROVs to provide drill support, vessel-based inspection, maintenance and repair, subsea hardware installation, construction, and pipeline inspection services to customers in the energy industry. Most of our ROVs have historically been used to provide drill support services. Therefore, the contracted number of floating drilling rigs is a leading market indicator for this business. The following table shows average floating rigs under contract and our ROV utilization.

	2021	2020	2019
Average number of floating rigs under contract	131	139	154
ROV days on hire (in thousands)	53	54	58
ROV utilization	58%	59%	58%
Demand for floating rigs is the primary leading indicator of the strength of the deepwater market. According to industry data published by IHS Petrodata, excluding rigs under construction, at the end of 2021 there were 193 floating drilling rigs in operation or available for work throughout the world, with 137 of those rigs under contract. The average contracted offshore floating rig count in 2021 declined to approximately 131 rigs.
In addition to floating rig demand, the number of subsea tree orders and installations is another leading indicator, and the primary demand driver for our Manufactured Products lines. According to data published by Rystad Energy in December 2021, there are projected to be 317 subsea tree installations in 2022, compared to 313 in 2021, 278 in 2020 and 263 in 2019.
Results of Operations and Guidance
Additional information on our business segments is shown in Note 11—“Operations by Business Segment and Geographic Area” in the Notes to Consolidated Financial Statements included in this report.
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

Table of Contents/

	Year ended December 31,
(dollars in thousands)	2021	2020	2019
Subsea Robotics
Revenue	$538,515	$493,332	$583,652
Gross Margin	112,962	78,952	57,601
Gross Margin %	21%	16%	10%
Operating Income (Loss)	76,874	(65,817)	11,627
Operating Income (Loss)%	14%	(13)%	2%
ROV Days Available	91,242	91,499	100,480
ROV Days Utilized	53,113	54,411	58,347
ROV Utilization %	58%	59%	58%
Manufactured Products
Revenue	344,251	477,419	498,350
Gross Margin	63,455	62,962	48,865
Gross Margin %	18%	13%	10%
Operating Income (Loss)	(15,876)	(88,253)	5,730
Operating Income (Loss)%	(5)%	(18)%	1%
Backlog at end of period	318,000	266,000	548,000
Offshore Projects Group
Revenue	378,121	289,127	380,966
Gross Margin	56,338	1,265	4,339
Gross Margin %	15%	—%	1%
Operating Income (Loss)	31,197	(105,680)	(170,013)
Operating Income (Loss)%	8%	(37)%	(45)%
Integrity Management & Digital Solutions
Revenue	241,393	226,938	266,086
Gross Margin	42,417	29,772	15,361
Gross Margin %	18%	13%	6%
Operating Income (Loss)	18,572	(121,675)	(52,527)
Operating Income (Loss)%	8%	(54)%	(20)%
Total Energy Services and Products
Revenue	$1,502,280	$1,486,816	$1,729,054
Gross Margin	275,172	172,951	126,166
Gross Margin %	18%	12%	7%
Operating Income (Loss)	110,767	(381,425)	(205,183)
Operating Income (Loss)%	7%	(26)%	(12)%

Subsea Robotics. Historically, we built new ROVs to increase the size of our fleet in response to demand to support deepwater drilling and vessel-based IMR and installation work. These vehicles are designed for use around the world in water depths of 10,000 feet or more. In 2015, as a result of declining market conditions, we began building fewer ROVs, generally limiting additions to meet contractual commitments. During the year ended December 31, 2021, we retired 10 of our conventional workclass ROV systems and replaced them with seven upgraded conventional workclass ROV systems and three IsurusTM workclass ROV systems (which are capable of operating in severe conditions and are ideal for renewables projects and high-speed surveys), which are currently engaged in renewables work. We added a total of 10, three and 13 ROVs in 2021, 2020 and 2019, respectively, while retiring 51 units over the three-year period. Our ROV fleet size was 250 as of December 31, 2021, 2020 and 2019.
We believe we are the world's largest provider of ROV services and, generally, this business segment has been the largest contributor to our Energy Services and Products business operating income. Our Subsea Robotics segment

Table of Contents/
revenue reflects the utilization percentages, fleet sizes and average pricing in the respective periods. Our survey services business provides survey and positioning, and geoscience services. The following table presents revenue from ROV services as a percentage of total Subsea Robotics revenue:

	Year Ended December 31,
	2021	2020	2019
ROV	79%	81%	77%

Other	21%	19%	23%

For the year ended December 31, 2021, our Subsea Robotics operating income increased as compared to 2020, primarily due to charges of $122 million for the year ended December 31, 2020 for goodwill impairment, write-downs and write-offs of certain equipment, intangible assets and inventory, and other expenses. Exclusive of those charges, Subsea Robotics operating income for the year ended December 31, 2021 increased as compared to the corresponding period of the prior year on higher revenue and margins. We had a 2% decrease in days on hire and a year-over-year decrease in drill support days partially offset by an increase in vessel support days. Dayrates and costs per days on hire increased on a slight decrease in utilization.
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
For our Subsea Robotics in 2022, we expect improved results based on increased ROV days on hire, minor shifts in geographic mix and stable to improving pricing. Results for tooling-based services are expected to improve, with activity levels generally following ROV days on hire. Survey operating results are expected to improve on higher survey and positioning activity. Our overall ROV fleet utilization is expected to be in the mid-60% range for the full year of 2022, with higher seasonal activity during the second and third quarters. Subject to quarterly variances, we continue to expect our drill support market share to generally approximate 55% to 60%.
Manufactured Products. For the year ended December 31, 2021, our Manufactured Products operating results increased, as compared to 2020, primarily due to charges in 2020 of $116 million for asset and goodwill impairments, and other expenses as compared to $30 million of charges in 2021 primarily for the net loss related to the termination of a number of entertainment ride systems contracts with Evergrande. The 2021 Evergrande net loss included a reserve of $49 million in receivables and contract assets partially offset by the reclassification of $20 million of contract assets into salable inventory. Exclusive of those charges, Manufactured Products adjusted operating income for the year ended December 31, 2021 decreased as compared to the corresponding period of the prior year on lower revenue as we worked through backlog orders awarded prior to the COVID-19 pandemic. Our energy-related businesses year over year had decreased volume and operating margins which were partially offset by our mobility solutions businesses which had less volume but higher operating margins as a result of efficiency gains and revision of project cost estimates.
For the year ended December 31, 2020, our Manufactured Products operating results decreased, on higher revenue as compared to 2019, primarily due to charges in 2020 of $116 million for asset and goodwill impairments, and other expenses as compared to $3.3 million of charges in 2019 for write-offs of certain equipment, intangible assets and inventory, and other expenses. Exclusive of those charges, Manufactured Products adjusted operating income for the year ended December 31, 2020 increased as compared to the corresponding period of the prior year. Our energy-related businesses year over year had increased volume and operating margins due to better execution and improved operating efficiencies. Our mobility solutions businesses had significantly less volume and lower operating margins as a result of declines in activity attributable to the COVID-19 pandemic.
We expect our Manufactured Products segment operating results in 2022 to improve on a significant increase in revenue, primarily as a result of increased order intake in our energy businesses in 2021. We are seeing increasing interest in our mobility solutions businesses and expect marginally higher activity and contribution from these businesses in 2022. Our Manufactured Products backlog was $318 million as of December 31, 2021, a $52 million, or 20%, increase over December 31, 2020.

Table of Contents/
Offshore Projects Group. Our OPG operating results for the year ended December 31, 2021 increased as compared to 2020 primarily due to decreased charges in 2021 of $100 million for vessel and other asset impairments and write-offs, goodwill impairment, and other charges. Exclusive of those charges, our OPG operating results were higher for the year ended December 31, 2021, as compared to the prior year, on higher revenue due to increased activity levels in the areas of subsea installation and intervention services.
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
In 2022, we expect operating results for our OPG segment to improve on a marginal increase in revenue. This expectation is based on better anticipated pricing, improved vessel utilization and increased diving activities more than offsetting lower year-over-year contribution from our Angola riserless light well intervention campaign.
Integrity Management & Digital Solutions. For the year ended December 31, 2021, compared to 2020, our IMDS operating results were higher primarily due to 2020 charges of $128 million for goodwill impairment, asset impairment and write-offs, and other expenses. Exclusive of those charges, operating results for the year ended December 31, 2021 were higher, as compared to the prior year, due to operating efficiencies implemented since the beginning of 2020.
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
We anticipate our 2022 operating results for IMDS to improve on higher revenue, with consistent operating margins. We continue to see global opportunities for renewals and business expansion, particularly in the U.K. and West Africa.
Aerospace and Defense Technologies.
Revenue, gross margin and operating income information for our ADTech segment are as follows:

	Year ended December 31,
(dollars in thousands)	2021	2020	2019
Revenue	$366,995	$341,073	$319,070
Gross Margin	82,595	71,794	60,462
Gross Margin %	23%	21%	19%
Operating Income	60,992	56,023	42,574
Operating Income %	17%	16%	13%

For the year ended December 31, 2021, compared to 2020, our ADTech segment operating results were higher on higher levels of revenue due to increased activity in defense subsea technologies.
For the year ended December 31, 2020, compared to 2019, our ADTech segment operating results were higher on higher levels of revenue due to increased activity in both defense subsea technologies and space systems.
We project our ADTech 2022 revenue to be higher, producing improved operating results. We anticipate growth in all of our government-focused businesses.
Unallocated Expenses. Our unallocated expenses, (i.e., those not associated with a specific business segment), within gross margin consist of expenses related to our incentive and deferred compensation plans, including restricted stock units, performance units and bonuses, as well as other general expenses. Our unallocated

Table of Contents/
expenses within operating expenses consist of those expenses within gross margin plus general and administrative expenses related to corporate functions.
The following table sets forth our unallocated expenses for the periods indicated:

	Year ended December 31,
(dollars in thousands)	2021	2020	2019
Gross margin expenses	$(93,702)	$(80,804)	$(88,384)
% of revenue	5%	4%	4%
Operating expenses	(131,960)	(120,677)	(128,104)
% of revenue	7%	7%	6%
Our unallocated expenses for the year ended December 31, 2021 increased compared to 2020, primarily as a result of increased accruals in 2021 for incentive-based compensation combined with increased health care and information technology costs.
Our unallocated expenses for the year ended December 31, 2020 decreased compared to 2019, primarily as a result of reduced accruals in 2020 for incentive-based compensation.
We anticipate unallocated expenses in 2022 to average in the mid-$30 million range per quarter, due primarily to higher information technology costs and higher costs due to inflation as compared to 2021.
Other. The following table sets forth our significant financial statement items below the income (loss) from operations line:

	Year ended December 31,
(dollars in thousands)	2021	2020	2019
Interest income	$2,477	$3,083	$7,893
Interest expense, net of amounts capitalized	(38,810)	(43,900)	(42,711)
Equity earnings (loss) of unconsolidated affiliates	594	2,268	1,331
Other income (expense), net	(9,769)	(14,269)	(6,621)
Provision (benefit) for income taxes	43,598	(2,146)	17,623
Interest income for the years ended December 31, 2021 and 2020 as compared to prior years, decreased primarily due to lower interest rates and reduction of interest income related to dollar-denominated Angolan bonds that have been redeemed.
Interest expense decreased for the year ended December 31, 2021 compared to 2020, primarily due to repurchases of $100 million in aggregate principal amount of the 2024 Senior Notes. Interest expense increased for the year ended December 31, 2020 compared to 2019, primarily due to capitalized interest of $3.4 million in 2019 associated with the new-build vessel, the Ocean Evolution, described under “Liquidity and Capital Resources” below that was not replicated in 2020. We have not capitalized interest since 2019.
In addition to interest on borrowings, interest expense, net of amounts capitalized, includes amortization of loan costs and interest rate swap gains, fees for lender commitments under our revolving credit agreement and fees for standby letters of credit and bank guarantees that banks issue on our behalf for performance bonds, bid bonds and self-insurance requirements.
In 2022, we expect interest expense, net of interest income, to be approximately $38 million. We do not anticipate capitalizing interest on any long-lived assets in 2022.
Included in other income (expense), net are foreign currency transaction losses of $8.4 million, $14 million, and $6.3 million for 2021, 2020 and 2019, respectively. Foreign currency losses in 2021 primarily related to the Angolan kwanza and were principally due to declining exchange rates for the Angolan kwanza, which devalued its currency by 13%. The currency losses in 2020 primarily related to the Angolan kwanza and Brazilian real. Foreign currency losses in 2020 related to the Angolan kwanza were primarily due to declining exchange rates for the Angolan kwanza, which devalued its currency by 36%. Foreign currency losses in 2020 related to the Brazilian real were primarily due to the remeasurement of our U.S. dollar denominated liability balances to the Brazilian real. The currency losses in 2019 primarily related to declining exchange rates for the Angolan kwanza, which devalued its

Table of Contents/
currency by 55% in 2019. We could incur further foreign currency exchange losses in Angolan kwanza, the Brazilian real and other currencies, if currency devaluations occur.
Our tax provision is based on (1) our earnings for the period and other factors affecting the tax provision and (2) the operations of foreign branches and subsidiaries that are subject to local income and withholding taxes. Factors that affect our tax rate include our profitability levels in general and the geographical mix of our results. The effective tax rate for the 12-month periods ended December 31, 2021, 2020 and 2019 was different than the U.S. federal statutory rate of 21%, primarily due to the geographical mix of revenue and earnings, changes in valuation allowances and uncertain tax positions, and other discrete items; therefore, we do not believe a discussion of the effective tax rate is meaningful. We continue to make an assertion to indefinitely reinvest the unrepatriated earnings of any foreign subsidiary that would incur incremental tax consequences upon the distribution of such earnings.
On March 27, 2020, the CARES Act was signed into law in the United States. In accordance with the rules and procedures under the CARES Act, we filed certain refund claims to carry back a portion of our U.S. net operating loss. Prior to enactment of the CARES Act, such net operating losses could only be carried forward. As a result, we expect to receive combined refunds of approximately $33 million, of which we have received $10 million as of December 31, 2021. The remaining refunds are classified as accounts receivable, net, in our consolidated balance sheet as of December 31, 2021.
We continue to believe it is more likely than not that we would not be able to utilize all of our deferred tax assets. In accordance with applicable accounting standards, we recorded an additional valuation allowance of $87 million and $315 million in 2021 and 2020, respectively.
In 2022, our income tax payments, estimated to total between $40 million and $45 million, which include taxes incurred in countries that impose tax on the basis of in-country revenue, without regard to the profitability of such operations. These cash tax payments do not include expected refunds of approximately $23 million under the CARES Act.
Liquidity and Capital Resources
We consider our liquidity and capital resources adequate to support our operations, capital commitments and growth initiatives. As of December 31, 2021, we had working capital of $687 million, including cash and cash equivalents of $538 million. Additionally, we had $450 million available through our revolving credit facility under a credit agreement further described below.
Amendment No. 4 to the Credit Agreement (as defined below) provided for a $500 million revolving credit facility until October 25, 2021 and thereafter provides for $450 million until January 25, 2023 with a group of banks. Our revolving credit facility provided under the Credit Agreement was undrawn as of December 31, 2021, and remains undrawn as of the date of this report, and our nearest maturity of indebtedness is $400 million of our 4.650% Senior Notes due in November 2024 (the “2024 Senior Notes”). In 2021, we repurchased $100 million in aggregate principal amount of the 2024 Senior Notes in open-market transactions. We may, from time to time, complete additional limited repurchases of the 2024 Notes, via open-market or privately negotiated repurchase transactions or otherwise, prior to their maturity date. We can provide no assurances as to the timing of any such additional repurchases or whether we will complete any such repurchases at all. We do not intend to disclose further information regarding any such repurchase transactions, except to the extent required in our subsequent periodic filings on Forms 10-K or 10-Q, or unless otherwise required by applicable law.
Cash flows for the years ended December 31, 2021, 2020 and 2019 are summarized as follows:

	Year ended December 31,
(in thousands)	2021	2020	2019
Changes in Cash:
Net Cash Provided by Operating Activities	$225,314	$136,647	$157,569
Net Cash Used in Investing Activities	(34,157)	(52,590)	(134,787)
Net Cash Used in Financing Activities	(101,682)	(1,699)	(2,299)
Effect of exchange rates on cash	(3,377)	(3,997)	(1,087)
Net Increase (Decrease) in Cash and Cash Equivalents	$86,098	$78,361	$19,396

Table of Contents/
Operating activities
Our principal source of cash from operating activities is our net income (loss), adjusted for noncash items. Our primary sources and uses of cash flows from operating activities for the years ended December 31, 2021, 2020 and 2019 are as follows:

	Year ended December 31,
(in thousands)	2021	2020	2019
Cash Flows from Operating Activities:
Net income (loss)	$(49,307)	$(496,751)	$(348,444)
Noncash adjustments:
Depreciation and amortization, including goodwill impairment	139,723	528,895	263,427
Loss on impairment of long-lived assets	—	70,445	159,353
Provision for Evergrande loss, net	29,549	—	—
Deferred income tax provision (benefit)	(1,798)	(4,158)	(12,268)
Inventory write-downs	—	7,038	21,285
Other noncash	7,475	6,167	7,419
Total noncash adjustments	174,949	608,387	439,216
Accounts receivable and contract assets	41,099	125,541	(17,561)
Inventory	7,313	26,466	(11,777)
Current liabilities	63,051	(138,932)	76,552
Other changes	(11,791)	11,936	19,583
Net Cash Provided by Operating Activities	$225,314	$136,647	$157,569
Net cash provided by operating activities for the years ended December 31, 2021, 2020 and 2019 of $225 million, $137 million and $158 million, respectively, was affected by the following:
•Accounts receivable and contract assets - The increase in cash related to accounts receivable and contract assets in 2021 and 2020 reflects the timing of project milestones and customer payments. The decrease in cash related to accounts receivable and contract assets in 2019 reflects higher business activity in the fourth quarter due to commencement of new projects, along with timing of project milestones and customer payments.
•Inventory - The increase in cash related to inventory in 2021 was primarily due to higher project activity in the fourth quarter of 2021 as we worked through backlog orders awarded prior to the COVID-19 pandemic in our Manufactured Products segment. The increase in cash related to inventory as of December 31, 2020 corresponds with a decrease in our backlog. The decrease in cash related to inventory as of December 31, 2019 was primarily due to increases in Manufactured Products inventory related to increases in backlog.
•Current liabilities - The increase in cash in 2021 reflects the timing of vendor payments and increased contract liabilities due to an increase in deferred customer prepayments. The decrease in cash related to changes in current liabilities in 2020 reflected the timing of vendor payments, lower contract liabilities due to a decrease in deferred customer prepayments, and the annual employee incentive payments related to attainment of specific performance goals in prior periods. The increase in cash related to changes in current liabilities in 2019 reflected higher business activity in the fourth quarter and primarily the timing of vendor payments for related goods and services.
Investing activities
In 2021, we used $34 million in net investing activities, primarily for capital expenditures of $50 million. Our 2021 capital expenditures included $28 million in our Subsea Robotics segment to upgrade our fleet of work-class ROVs and $8.0 million in our OPG segment to add capabilities and maintain current operations. These outlays were partially offset by $4.5 million of proceeds received from the sale of a portion of our Angolan bonds and $7.1 million of proceeds received from the sale of various assets.

Table of Contents/
In 2020, we used $53 million in net investing activities, primarily for capital expenditures of $61 million. Our 2020 capital expenditures included $34 million in our OPG segment to add capabilities and maintain current operations and $15 million in our Subsea Robotics segment to upgrade our fleet of work-class ROVs.
In 2019, we used $135 million in net investing activities, primarily for capital expenditures of $148 million. Our 2019 capital expenditures included $73 million in our Subsea Robotics segment to upgrade 13 of our work-class ROVs, $18 million in our Manufactured Products segment to add capabilities and maintain current operations and $42 million in our Offshore Projects Group segment, which included completion of the multiservice vessel (“MSV”) Ocean Evolution, which was placed in service in the second quarter of 2019.
Our priority continues to be generating cash. In 2022, we expect our organic capital expenditures to total between $70 million and $90 million, exclusive of business acquisitions. This includes approximately $40 million to $45 million of maintenance capital expenditures and $30 million to $45 million of growth capital expenditures. We remain committed to maintaining strong liquidity and believe that our cash position, undrawn revolving credit facility, and debt maturity profile should provide us ample resources and time to address potential future growth opportunities and to improve our returns.
Our capital expenditures during 2021, 2020 and 2019 included $28 million, $15 million and $73 million, respectively, in our Subsea Robotics segment, principally for upgrades to our ROV fleet and to replace certain units we retired. We currently plan to add new ROVs only to meet contractual commitments. In 2021, we retired ten of our conventional workclass ROV systems and replaced them with seven upgraded conventional workclass ROV systems and three IsurusTM workclass ROV systems (which are capable of operating in severe conditions and are ideal for renewables projects and high-speed surveys). We added three and 13 ROVs to our fleet and retired three and 38 units during 2020 and 2019, respectively. Our ROV fleet size was 250 as of December 31, 2021, 2020 and 2019.
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

Table of Contents/
Financing activities
In 2021 we used $102 million of cash in financing activities primarily due to repurchases of $100 million in aggregate principal amount of the 2024 Senior Notes in open-market transactions. In 2020 and 2019, we used $1.7 million and $2.3 million, respectively, in financing activities.
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
We may redeem some or all of the 2024 Senior Notes and 2028 Senior Notes (collectively, the “Senior Notes”) at specified redemption prices. In 2021, we repurchased $100 million in aggregate principal amount of the 2024 Senior Notes in open-market transactions. The aggregate purchase price in the year ended December 31, 2021 included accrued and unpaid interest to the repurchase date of $0.7 million and we recorded loss on extinguishment of debt of $1.1 million (including premiums and fees associated with the repurchases).
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
In February 2018, we entered into Agreement and Amendment No. 4 to the Credit Agreement (“Amendment No. 4”). Amendment No. 4 amended the Credit Agreement to, among other things, extend the maturity of the Revolving Credit Facility to January 25, 2023 with the extending lenders, which represent 90% of the existing commitments of the lenders, such that the total commitments for the Revolving Credit Facility was $500 million until October 25, 2021, and thereafter $450 million until January 25, 2023.
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
The Credit Agreement contains various covenants that we believe are customary for agreements of this nature, including, but not limited to, restrictions on our ability and the ability of each of our subsidiaries to incur debt, grant liens, make certain investments, make distributions, merge or consolidate, sell assets and enter into certain restrictive agreements. We are also subject to a maximum adjusted total Capitalization Ratio (as defined in the Credit Agreement and which stipulates that, among other items, we exclude any impacts associated with current and prior-period impairments) of 55%. The Credit Agreement includes customary events of default and associated remedies. As of December 31, 2021, we were in compliance with all the covenants set forth in the Credit Agreement.
We had two interest rate swaps in place relating to a total of $200 million of the 2024 Senior Notes for the period to November 2024. The agreements swapped the fixed interest rate of 4.65% on $100 million of the 2024 Senior Notes to the floating rate of one-month LIBOR plus 2.426% and on another $100 million to one-month LIBOR plus 2.823%. In March 2020, we settled both interest rate swaps with the counterparty for cash proceeds of $13 million. The settlement resulted in a $13 million increase to our long-term debt balance that will be amortized to interest expense prospectively through the maturity date for the 2024 Senior Notes using the effective interest method. As a

Table of Contents/
result, we amortized $4.3 million to interest expense, including $1.8 million for the pro-rata write-off of interest rate swap settlement gains associated with the 2024 Senior Notes repurchases discussed above, for the year ended December 31, 2021. We amortized $2.0 million to interest expense for the year ended December 31, 2020. See Note 9—”Debt” in the Notes to Consolidated Financial Statements included in this report for a description of these interest rate swaps.
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
Our maximum outstanding indebtedness during 2021 under the Credit Agreement and the Senior Notes was $800 million, and our total interest costs, including commitment fees, were $39 million.
We have not guaranteed any debt not reflected on our Consolidated Balance Sheets as of December 31, 2021 and 2020, and we do not have any off-balance-sheet arrangements, as defined by SEC rules.
In December 2014, our Board of Directors approved a plan to repurchase up to 10 million shares of our common stock on a discretionary basis. The program calls for any repurchases to be made in the open market, or in privately negotiated transactions from time to time, in compliance with applicable laws, rules and regulations, including Rule 10b-18 under the Securities Exchange Act of 1934, as amended, subject to market and business conditions, levels of available liquidity, cash requirements for other purposes, applicable legal requirements and other relevant factors. Under this program, in 2015, we repurchased 2.0 million shares of our common stock for $100 million. We have not repurchased any shares under the program since December 2015. As of December 31, 2021, we retained 11 million of the shares we had repurchased through this and a prior repurchase program. We account for the shares we hold in treasury under the cost method, at average cost. The timing and amount of any future repurchases will be determined by our management. We expect that any additional shares repurchased under the plan will be held as treasury stock for possible future use. The plan does not obligate us to repurchase any particular number of shares.
Because of our significant foreign operations, we are exposed to currency fluctuations and exchange rate risks. A stronger U.S. dollar against any of the foreign currencies where we conduct business could result in lower operating income. We generally minimize these risks primarily through matching, to the extent possible, revenue and expense in the various currencies in which we operate. Cumulative translation adjustments as of December 31, 2021 relate primarily to our net investments in, including long-term loans to, our foreign subsidiaries. See Item 7A—“Quantitative and Qualitative Disclosures About Market Risk.”
Critical Accounting Policies and Estimates
We have based the following discussion and analysis of our financial condition and results of operations on our consolidated financial statements, which we have prepared in conformity with accounting principles generally accepted in the United States. These principles require us to make various estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the periods we present. We base our estimates on historical experience, available information and other assumptions we believe to be reasonable under the circumstances. On an ongoing basis, we evaluate our estimates; however, our actual results may differ from these estimates under different assumptions or conditions. The following discussion summarizes the accounting policies we believe (1) require our management's most difficult, subjective or complex judgments and (2) are the most critical to our reporting of results of operations and financial position. See Note 1—“Summary of Major Accounting Policies” in the Notes To Consolidated Financial Statements included in this report for discussion of our significant accounting policies.
Revenue Recognition. We account for significant fixed-price contracts, mainly relating to our Manufactured Products segment, and to a lesser extent in our Offshore Projects Group and Aerospace and Defense Technologies segments, by recognizing revenue over time using an input, cost-to-cost measurement percentage-of-completion method. We use the input cost-to-cost method to measure progress toward satisfaction of an over-time performance obligation. This commonly used method is based on the premise that costs incurred are proportionate to progress towards satisfaction of the performance obligation and is measured by comparing project costs-to-date to total estimated costs. The performance obligation is satisfied as we create a product on behalf of the customer over the

Table of Contents/
life of the contract. The remainder of our revenue is recognized at the point in time when control transfers to the customer, thus satisfying the performance obligation.
We apply judgment in the determination and allocation of transaction price to performance obligations, and the subsequent recognition of revenue, based on the facts and circumstances of each contract. We routinely review estimates related to our contracts and, where required, reflect revisions to profitability in earnings immediately. If an element of variable consideration has the potential for a significant future reversal of revenue, we will constrain that variable consideration to a level intended to remove the potential future reversal. If a current estimate of total contract cost indicates an ultimate loss on a contract, we recognize the projected loss in full when we determine it. We did not have any material adjustments during the years ended December 31, 2021, 2020 or 2019.
Property and Equipment, Long-lived Intangible Assets and Right-of-Use Operating Lease Assets. We periodically, and upon the occurrence of a triggering event, review the realizability of our property and equipment, long-lived intangible assets and right-of-use operating lease assets to determine whether any events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. For long-lived assets to be held and used, we base our evaluation on impairment indicators such as the nature of the assets, the future economic benefits of the assets, any historical or future profitability measurements and other external market conditions or factors that may be present. If such impairment indicators are present or other factors exist that indicate that the carrying amount of an asset may not be recoverable, we determine whether an impairment has occurred through the use of an undiscounted cash flows analysis of the asset at the lowest level for which identifiable cash flows exist. If an impairment has occurred, we recognize a loss for the difference between the carrying amount and the fair value of the asset.
Our estimates of fair values for our asset groups require us to use significant unobservable inputs, classified as Level 3 fair value measurements, including assumptions related to future performance, risk-adjusted discount rates, future commodity prices and demand for our services and estimates of expected realizable value.
We did not identify any triggering events and, accordingly, no impairments of long-lived assets were recorded in the year ended December 31, 2021. In the years ending December 31, 2020 and 2019, we recognized long-lived asset impairment losses of $70 million and $159 million, respectively. See Note 5—“Impairments” and Note 11—“Operations by Business Segment and Geographic Area” in the Notes To Consolidated Financial Statements included in this report for further discussion of these impairments.
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
Allowance for Credit Loss—Financial Assets Measured at Amortized Costs. We use the loss-rate method in developing the allowance for credit losses which involves identifying pools of assets with similar risk characteristics, reviewing historical loss experiences for the last three years and considering the economic environment of our customers, both from a marketplace and geographic perspective, in evaluating the need for an allowance. Based on our review of these factors, we establish or adjust allowances for our customers. Our results of operations could be affected by adjustments to the allowance for credit loss due to actual write-offs that differ from estimated amounts. During the years ended December 31, 2021 and 2020, we recognized credit losses of $53 million and $11 million, respectively for receivables and contract assets.
Contractual Obligations
As of December 31, 2021, we had payments due under contractual obligations as follows:

Table of Contents/

(dollars in thousands)	Payments due by period
	Total	2022	2023-2024	2025-2026	After 2026
Long-term Debt	$700,000	$—	$400,000	$—	$300,000
Operating Lease Liabilities	236,156	28,619	47,841	44,868	114,828
Purchase Obligations	301,796	282,428	18,772	52	544
Other Long-term Obligations reflected on our Balance Sheet under U.S. GAAP	40,015	92	219	281	39,423
TOTAL	$1,277,967	$311,139	$466,832	$45,201	$454,795
Pursuant to a service agreement we entered into with our Chairman of the Board of Directors, we are obligated to provide for medical coverage on an after-tax basis to him, his spouse and two adult children for their lives. Our total accrued liabilities, current and long-term, under this post-employment benefit were $1.8 million as of both December 31, 2021 and 2020.
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
In order to minimize the negative impact of inflation on our operations, we attempt to cover the increased cost of anticipated changes in labor, material and service costs, either through an estimate of those changes, which we reflect in the original price, or through price escalation clauses in our contracts. Due to the protracted downturn and over-capacity in the energy market in which we compete, pricing has been challenging; however, our success in achieving price escalation clauses has improved. Inflation has not had a material effect on our revenue or income from operations in the past three years, but could have a material impact on our results in the future.

Table of Contents/
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
Because we operate in various regions in the world, we conduct a portion of our business in currencies other than the U.S. dollar. The functional currency for most of our international operations is the applicable local currency. A stronger U.S. dollar against the U.K. pound sterling, the Norwegian kroner and the Brazilian real could result in lower operating income. We manage our exposure to changes in foreign exchange rates principally through arranging compensation in U.S. dollars or freely convertible currency and, to the extent possible, by limiting compensation received in other currencies to amounts necessary to meet obligations denominated in those currencies. We use the exchange rates in effect as of the balance sheet date to translate assets and liabilities when the functional currency is the local currency, resulting in translation adjustments that we reflect as accumulated other comprehensive income or loss in the equity section of our Consolidated Balance Sheets. We recorded net adjustments to our equity accounts of $(7.3) million, $(25) million and $5.3 million in 2021, 2020 and 2019, respectively. Negative adjustments reflect the net impact of the strengthening of the U.S. dollar against various foreign currencies for locations where the functional currency is not the U.S. dollar. Conversely, positive adjustments reflect the effect of a weakening U.S. dollar.
We recorded foreign currency transaction gains (losses) of $(8.4) million, $(14) million and $(6.3) million for 2021, 2020 and 2019, respectively. We recorded foreign currency transaction losses related to the Angolan kwanza and Brazilian real as a component of other income (expense), net in our Consolidated Statements of Operations in those respective periods. Foreign currency gains (losses) related to the Brazilian real of $(0.2) million, $(7.3) million, and $(0.7) million in 2021, 2020 and 2019, respectively, were primarily due to the remeasurement of our U.S. dollar denominated liability balances to the Brazilian real. Foreign currency transaction gains (losses) related to the Angolan kwanza of $(4.5) million, $(2.8) million and $(4.8) million in 2021, 2020 and 2019, respectively, were primarily due to the remeasurement of our Angolan kwanza cash balances to U.S. dollars. Angola devalued its currency by 13%, 36% and 55% in 2021, 2020 and 2019, respectively. Any conversion of cash balances from kwanza to U.S. dollars is controlled by the central bank in Angola. During 2021 and 2020, we were able to repatriate $4.5 million and $11 million, respectively, of cash from Angola.
As of December 31, 2021 and December 31, 2020, we had the equivalent of approximately $1.0 million and $4.7 million, respectively, of kwanza cash balances in Angola, reflected on our Consolidated Balance Sheets.
To mitigate our currency exposure risk in Angola, we have used kwanza to purchase equivalent Angolan central bank (Banco Nacional de Angola) bonds. The bonds are denominated as U.S. dollar equivalents, so that, upon payment of semi-annual interest and principal upon maturity, payment is made in kwanza, equivalent to the respective U.S. dollars at the then-current exchange rate. As of December 31, 2021 and 2020, we had $6.2 million and $10 million, respectively, of Angolan bonds on our Consolidated Balance Sheets. During the year ended December 31, 2021, we sold a portion of these bonds for $4.5 million. Because we intend to sell the bonds if we are able to repatriate the proceeds, we have classified these bonds as available-for-sale securities, and they are recorded in other current assets on our Consolidated Balance Sheets.
We estimated the fair market value of the Angolan bonds to be $6.4 million and $10 million as of December 31, 2021 and 2020, respectively, using quoted market prices. Since the market for the Angolan bonds is not an active market, the fair value of the Angolan bonds is classified within Level 2 in the fair value hierarchy under U.S. GAAP. As of December 31, 2021, we have $0.2 million in unrealized gains, net of tax, related to these bonds as a component of accumulated other comprehensive loss in our Consolidated Balance Sheets.

Table of Contents/
Item 8.Financial Statements and Supplementary Data.
In this report, our consolidated financial statements and supplementary data appear following the signature page to this report and are incorporated into this item by reference.
Item 9.Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A.    Controls and Procedures.
Disclosure Controls and Procedures
In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2021 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.
Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Under the supervision and with the participation of our management, including our principal executive, financial and accounting officers, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). This evaluation included a review of the documentation surrounding our financial reporting controls, an evaluation of the design effectiveness of these controls, testing of the operating effectiveness of these controls and an evaluation of our overall control environment. Based on that evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2021.
Ernst & Young LLP, the independent registered public accounting firm that audited our financial statements, has audited our internal control over financial reporting, as stated in their report that follows.

Table of Contents/
Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Oceaneering International, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Oceaneering International, Inc. and subsidiaries internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Oceaneering International, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, and the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and our report dated February 25, 2022, expressed an unqualified opinion thereon.
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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate

/s/ Ernst & Young LLP

Houston, Texas
February 25, 2022

Table of Contents/
Item 9B.    Other Information.
None.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.
Part III

Item 10.Directors, Executive Officers and Corporate Governance.
The information with respect to the directors and nominees for election to our Board of Directors is incorporated by reference from the section “Election of Directors” in our definitive proxy statement to be filed within 120 days of December 31, 2021, relating to our 2022 Annual Meeting of Shareholders.
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

Table of Contents/
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

Table of Contents/

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
*	10.01	+	Amended and Restated Service Agreement dated as of December 21, 2006 between Oceaneering and John R. Huff	1-10945	8-K	Dec. 2006	10.1
*	10.02	+	Modification to Service Agreement dated as of December 21, 2006 between Oceaneering and John R. Huff	1-10945	8-K	Dec. 2008	10.9
*	10.03	+	Trust Agreement dated as of May 12, 2006 between Oceaneering and United Trust Company, National Association (the “Huff Trust Agreement”)	1-10945	8-K	May 2006	10.2
*	10.04	+	First Amendment to Huff Trust Agreement dated as of May 12, 2006 between Oceaneering International, Inc. and Bank of America National Association, as successor trustee	1-10945	8-K	Dec. 2008	10.10
*	10.05	+	Second Amendment to Huff Trust Agreement dated as of May 12, 2006 between Oceaneering International, Inc. and Evercore Trust Company, National Association, as successor trustee	1-10945	10-K	Dec. 2018	10.33
*	10.06	+	Third Amendment to Huff Trust Agreement dated as of May 12, 2006 between Oceaneering International, Inc. and Newport Trust Company, as successor trustee	1-10945	10-K	Dec. 2018	10.34
*	10.07	+	Oceaneering International, Inc. Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2009	1-10945	8-K	Dec. 2008	10.5
*	10.08	+	Amended and Restated Oceaneering International, Inc. Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2000 (for Internal Revenue Code Section 409A-grandfathered benefits)	1-10945	8-K	Dec. 2008	10.6
*	10.09	+	Form of Change-of-Control Agreement and Annex for Roderick A. Larson	1-10945	8-K	Aug. 2015	10.3
*	10.10	+	Form of Change-of-Control Agreement	1-10945	8-K	May 2011	10.5
*	10.11	+	Form of Indemnification Agreement	1-10945	8-K	May 2011	10.4
*	10.12	+	Second Amended and Restated 2010 Incentive Plan	1-10945	DEF 14A	Mar. 2017	Appendix A
*	10.13	+	Form of 2019 Performance Unit Agreement, including 2019 Performance Award: Goals and Measures	1-10945	8-K	Mar. 2019	10.1
*	10.14	+	Form of 2019 Restricted Stock Unit Agreement	1-10945	8-K	Mar. 2019	10.2

Table of Contents/

*	10.15	+	Oceaneering International, Inc. Retirement Investment Plan, amended and restated with effective January 1, 2019	1-10945	10-K	Dec. 2018	10.31
*	10.16	+	Amendment No. 1 to Amended and Restated Oceaneering International, Inc. Retirement Investment Plan	1-10945	10-K	Dec. 2020	10.18
*	10.17	+	Amendment No. 2 to Amended and Restated Oceaneering International, Inc. Retirement Investment Plan	1-10945	10-K	Dec. 2020	10.19
*	10.18	+	Amendment No. 3 to Amended and Restated Oceaneering International, Inc. Retirement Investment Plan	1-10945	10-Q	Jun. 2021	10.01
*	10.19	+	Oceaneering Retirement Investment Plan Trust Agreement with Fidelity Management Trust Company effective January 1, 2019	1-10945	10-K	Dec. 2018	10.35
*	10.20	+	Change of Control Plan and Form of Participation Agreement	1-10945	10-K	Dec. 2018	10.32
*	10.21	+	Form of 2020 Performance Unit Agreement	1-10945	8-K	Feb. 2020	10.1
*	10.22	+	Form of 2020 Restricted Stock Unit Agreement	1-10945	8-K	Feb. 2020	10.2
*	10.23	+	Form of 2021 Performance Unit Agreement	1-10945	8-K	Feb. 2021	10.1
*	10.24	+	Form of 2021 Restricted Stock Unit Agreement	1-10945	8-K	Feb. 2021	10.2
*	10.25	+	Form of 2021 Nonemployee Director Restricted Stock Agreement	1-10945	8-K	Feb. 2021	10.3
*	10.26	+	2021 Nonemployee Director Restricted Stock Agreement for Mr. Huff	1-10945	8-K	Feb. 2021	10.4
*	10.27	+	2021 Annual Cash Bonus Award Program Summary	1-10945	8-K	Feb. 2021	10.5
*	10.28	+	Employment Agreement for Mr. Davison	1-10945	10-Q	Jun. 2019	10.1
*	10.29	+	2019 Performance Unit Agreement for Mr. Davison	1-10945	10-Q	Jun. 2019	10.2
*	10.30	+	2019 Restricted Stock Unit Agreement for Mr. Davison	1-10945	10-Q	Jun. 2019	10.3
*	10.31	+	Special Restricted Stock Unit Agreement for Mr. Davison	1-10945	10-Q	Jun. 2019	10.4
*	10.32	+	Retention and Severance Payments Agreement for Mr. Davison	1-10945	10-Q	Jun. 2019	10.5
*	10.33	+	2020 Incentive Plan	333-238325	S-8	May 2020	4.06
	21.01		Subsidiaries of Oceaneering
	23.01		Consent of Independent Registered Public Accounting Firm
	31.01		Rule 13a – 14(a)/15d – 14(a) certification of principal executive officer
	31.02		Rule 13a – 14(a)/15d – 14(a) certification of principal financial officer
	32.01		Section 1350 certification of principal executive officer
	32.02		Section 1350 certification of principal financial officer
	101.INS		Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
	101.SCH		Inline XBRL Taxonomy Extension Schema Document
	101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document
	101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document
	101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document
	101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document
	104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

	*		Exhibit previously filed with the Securities and Exchange Commission, as indicated, and incorporated herein by reference.
	+		Management contract or compensatory plan or arrangement.

Table of Contents/
Item 16.    Form 10-K Summary.
Oceaneering has elected not to include a summary of this report.

Table of Contents/
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OCEANEERING INTERNATIONAL, INC.

Date:	February 25, 2022	By:	/S/ RODERICK A.LARSON
Roderick A. Larson
President and Chief Executive Officer and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/S/ RODERICK A. LARSON	President and Chief Executive Officer and Director	February 25, 2022
Roderick A. Larson	(Principal Executive Officer)

/S/ ALAN R. CURTIS	Senior Vice President and Chief Financial Officer	February 25, 2022
Alan R. Curtis	(Principal Financial Officer)

/S/ WITLAND J. LEBLANC, JR.	Vice President and Chief Accounting Officer	February 25, 2022
Witland J. LeBlanc, Jr.	(Principal Accounting Officer)

/S/ T. JAY COLLINS	Chairman of the Board	February 25, 2022
T. Jay Collins

/S/ KAREN H. BEACHY	Director	February 25, 2022
Karen H. Beachy

/S/ WILLIAM B. BERRY	Director	February 25, 2022
William B. Berry

/S/ DEANNA L. GOODWIN	Director	February 25, 2022
Deanna L. Goodwin

/S/ M. KEVIN MCEVOY	Director	February 25, 2022
M. Kevin McEvoy

/S/ PAUL B. MURPHY, JR.	Director	February 25, 2022
Paul B. Murphy, Jr.

/S/ JON ERIK REINHARDSEN	Director	February 25, 2022
Jon Erik Reinhardsen

/S/ KAVITHA VELUSAMY	Director	February 25, 2022
Kavitha Velusamy

/S/ STEVEN A. WEBSTER	Director	February 25, 2022
Steven A. Webster

Table of Contents/
INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
Index to Financial Statements

Report of Independent Registered Public Accounting Firm	(PCAOB ID: 42)
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

Table of Contents/
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Oceaneering International, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Oceaneering International, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 25, 2022, expressed an unqualified opinion thereon.
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
Critical Audit Matter
 The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Table of Contents/
Revenues recognized over-time utilizing cost to cost inputs

Description of the Matter
For the year ended December 31, 2021, the Company recognized 16% of its revenues utilizing the cost-to-cost input method. As discussed in Note 1 of the financial statements, the Company generally recognizes estimated contract revenue based on costs incurred to date as a percentage of total estimated costs.

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

To test the estimated costs to complete, we performed audit procedures that included, among others, assessing the appropriate application of the revenue recognition method utilized, and testing the significant assumptions discussed above and the underlying data used by the Company in its estimation process. We compared the significant assumptions used by management to external and internal information, such as vendor quotes and invoices, manufacturing schedules, purchase orders, manufacturing bills of lading, and other similar support. Additionally, we assessed the historical accuracy of management’s estimates through a lookback analysis of prior estimates of costs to complete compared to actual results.

/s/	Ernst & Young LLP

We have served as the Company’s auditor since 2002.
Houston, Texas
February 25, 2022

Table of Contents/
OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except share data)	2021	2020
ASSETS
Current Assets:
Cash and cash equivalents	$538,114	$452,016
Accounts receivable, net of allowances for doubtful accounts of $1,210 and $4,466	262,960	296,214
Contract assets	164,847	221,997
Inventory, net	153,682	141,241
Other current assets	68,400	58,795
Total Current Assets	1,188,003	1,170,263
Property and equipment, at cost	2,452,421	2,456,602
Less accumulated depreciation	1,962,825	1,865,495
Net property and equipment	489,596	591,107
Other Assets:
Goodwill	34,908	35,016
Other noncurrent assets	104,255	108,250
Right-of-use operating lease assets	146,097	141,206
Total other assets	285,260	284,472
Total Assets	$1,962,859	$2,045,842
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$122,327	$94,207
Accrued liabilities	290,659	292,863
Contract liabilities	88,175	50,046
Total current liabilities	501,161	437,116
Long-term debt	702,067	805,251
Long-term operating lease liabilities	158,503	156,074
Other long-term liabilities	90,104	89,244
Commitments and contingencies
Equity:
Common Stock, par value $0.25 per share; 360,000,000 shares authorized; 110,834,088 shares issued	27,709	27,709
Additional paid-in capital	173,608	192,492
Treasury stock; 11,033,098 and 11,525,725 shares, at cost	(631,811)	(660,021)
Retained earnings	1,301,913	1,351,220
Accumulated other comprehensive loss	(366,458)	(359,306)
Oceaneering shareholders' equity	504,961	552,094
Noncontrolling interest	6,063	6,063
Total equity	511,024	558,157
Total Liabilities and Equity	$1,962,859	$2,045,842

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Table of Contents/
OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in thousands, except per share data)	2021	2020	2019
Revenue	$1,869,275	$1,827,889	$2,048,124
Cost of services and products	1,605,210	1,663,948	1,949,880
Gross margin	264,065	163,941	98,244
Selling, general and administrative expense	224,266	195,695	214,891
Long-lived assets impairments	—	70,445	159,353
Goodwill impairment	—	343,880	14,713
Income (loss) from operations	39,799	(446,079)	(290,713)
Interest income	2,477	3,083	7,893
Interest expense, net of amounts capitalized	(38,810)	(43,900)	(42,711)
Equity earnings (losses) of unconsolidated affiliates	594	2,268	1,331
Other income (expense), net	(9,769)	(14,269)	(6,621)
Income (loss) before income taxes	(5,709)	(498,897)	(330,821)
Provision (benefit) for income taxes	43,598	(2,146)	17,623
Net Income (Loss)	$(49,307)	$(496,751)	$(348,444)

Weighted average shares outstanding
Basic	99,706	99,233	98,876
Diluted	99,706	99,233	98,876
Earnings (loss) per share
Basic	$(0.49)	$(5.01)	$(3.52)
Diluted	$(0.49)	$(5.01)	$(3.52)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Table of Contents/
OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
(in thousands)	2021	2020	2019
Net income (loss)	$(49,307)	$(496,751)	$(348,444)
Other comprehensive income (loss), net of tax:
Foreign currency translation	(7,339)	(25,209)	5,280
Change in unrealized gains for available-for-sale debt securities (1)	187	—	—
Total other comprehensive income (loss)	(7,152)	(25,209)	5,280
Comprehensive income (loss)	$(56,459)	$(521,960)	$(343,164)

(1)	There is no net income tax expense or benefit associated with the year ended December 31, 2021 due to a valuation allowance offset.

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Table of Contents/
OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2021	2020	2019
Cash Flows from Operating Activities:
Net income (loss)	$(49,307)	$(496,751)	$(348,444)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including goodwill impairment	139,723	528,895	263,427
Loss on impairment of long-lived assets	—	70,445	159,353
Provision for Evergrande loss, net	29,549	—	—
Deferred income tax provision (benefit)	(1,798)	(4,158)	(12,268)
Inventory write-downs	—	7,038	21,285
Net loss (gain) on sales of property and equipment and other	769	1,521	(7,664)
Noncash compensation	11,008	8,681	11,432
Noncash impact of lease accounting	(4,302)	(4,035)	3,651
Excluding the effects of acquisitions, increase (decrease) in cash from:
Accounts receivable and contract assets	41,099	125,541	(17,561)
Inventory	7,313	26,466	(11,777)
Proceeds from interest rate swaps	—	12,840	—
Other operating assets	(14,498)	3,638	16,246
Currency translation effect on working capital, excluding cash	6	8,927	5,533
Current liabilities	63,051	(138,932)	76,552
Other operating liabilities	2,701	(13,469)	(2,196)
Total adjustments to net income (loss)	274,621	633,398	506,013
Net Cash Provided by Operating Activities	225,314	136,647	157,569
Cash Flows from Investing Activities:
Purchases of property and equipment	(50,199)	(60,687)	(147,684)
Proceeds from redemption of investments in Angolan bonds	4,486	—	—
Distributions of capital from unconsolidated affiliates	3,298	6,207	3,388
Proceeds from sale of property and equipment	7,101	1,890	9,509
Other investing activities	1,157	—	—
Net Cash Used in Investing Activities	(34,157)	(52,590)	(134,787)
Cash Flows from Financing Activities:
Repurchase of 2024 Senior Notes	(100,000)	—	—
Other financing activities	(1,682)	(1,699)	(2,299)
Net Cash Used in Financing Activities	(101,682)	(1,699)	(2,299)
Effect of exchange rates on cash	(3,377)	(3,997)	(1,087)
Net Increase (Decrease) in Cash and Cash Equivalents	86,098	78,361	19,396
Cash and Cash Equivalents—Beginning of Period	452,016	373,655	354,259
Cash and Cash Equivalents—End of Period	$538,114	$452,016	$373,655

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Table of Contents/
OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss) Translation Adjustments	Oceaneering Shareholders' Equity	Noncontrolling Interest	Total Equity
(in thousands)
Balance, December 31, 2018	$27,709	$220,421	$(704,066)	$2,204,548	$(339,377)	$1,409,235	$6,063	$1,415,298
Cumulative effect of ASC 842 adoption	—	—	—	(5,860)	—	(5,860)	—	(5,860)
Net income (loss)	—	—	—	(348,444)	—	(348,444)	—	(348,444)
Other comprehensive income (loss)	—	—	—	—	5,280	5,280	—	5,280
Restricted stock unit activity	—	(8,148)	17,283	—	—	9,135	—	9,135
Restricted stock activity	—	(5,143)	5,143	—	—	—	—	—
Balance, December 31, 2019	27,709	207,130	(681,640)	1,850,244	(334,097)	1,069,346	6,063	1,075,409
Cumulative effect of ASC 326 adoption	—	—	—	(2,273)	—	(2,273)	—	(2,273)
Net income (loss)	—	—	—	(496,751)	—	(496,751)	—	(496,751)
Other comprehensive income (loss)	—	—	—	—	(25,209)	(25,209)	—	(25,209)
Restricted stock unit activity	—	(8,646)	15,627	—	—	6,981	—	6,981
Restricted stock activity	—	(5,992)	5,992	—	—	—	—	—
Balance, December 31, 2020	27,709	192,492	(660,021)	1,351,220	(359,306)	552,094	6,063	558,157
Net income (loss)	—	—	—	(49,307)	—	(49,307)	—	(49,307)
Other comprehensive income (loss)	—	—	—	—	(7,152)	(7,152)	—	(7,152)
Restricted stock unit activity	—	(8,445)	17,771	—	—	9,326	—	9,326
Restricted stock activity	—	(10,439)	10,439	—	—	—	—	—
Balance, December 31, 2021	$27,709	$173,608	$(631,811)	$1,301,913	$(366,458)	$504,961	$6,063	$511,024

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Table of Contents/
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.SUMMARY OF MAJOR ACCOUNTING POLICIES
Principles of Consolidation. The consolidated financial statements include the accounts of Oceaneering International, Inc. (“Oceaneering,” “we,” “us” or “our”) and our 50% or more owned and controlled subsidiaries. We also consolidate entities that are determined to be variable interest entities if we determine that we are the primary beneficiary; otherwise, we account for those entities using the equity method of accounting. We use the equity method to account for our investments in unconsolidated affiliated companies of which we own an equity interest of between 20% and 50% and as to which we have significant influence, but not control, over operations. We use the cost method for all other long-term investments. Investments in entities that we do not consolidate are reflected on our balance sheet in other non-current assets. All significant intercompany accounts and transactions have been eliminated.
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
We are monitoring the impacts from the coronavirus (“COVID-19”) outbreak and volatility in the oil and natural gas markets on our customers and various counterparties. We have considered the current and expected economic and market conditions, as a result of COVID-19, in determining credit loss expense for the years ended December 31, 2021 and 2020.
As a result of the adoption of ASC 326, we recorded a cumulative-effect adjustment of $2.3 million as of January 1, 2020, which decreased retained earnings and increased the allowance for credit losses. We adopted ASC 326 using the modified retrospective method. Prior periods were not restated. We had an allowance for doubtful accounts of $7.5 million as of December 31, 2019, which we determined using the specific identification method, in accordance with previously applicable U.S. GAAP. As of December 31, 2021, our allowance for credit losses was $0.9 million for accounts receivable and $0.3 million for other receivables. As of December 31, 2020, our allowance for credit losses was $3.9 million for accounts receivable and $0.6 million for other receivables.

Table of Contents/
Financial assets are written off when deemed uncollectible and there is no reasonable expectation of recovering the contractual cash flows. During the years ended December 31, 2021 and 2020 , we recognized credit losses of $53 million and $11 million, respectively. Approximately $50 million was reserved in the fourth quarter of 2021 and $3 million in prior periods for our 2021 credit losses. The 2021 credit losses included a reserve of $49 million in receivables and contract assets partially offset by the reclassification of $20 million of contract assets into salable inventory related to termination of a number of entertainment ride systems contracts with the China Evergrande Group and its affiliated companies (collectively, “Evergrande”) in our Manufactured Products segment. See Note 10—”Commitments and Contingencies” for discussion regarding Evergrande.
We have elected to apply the practical expedient available under ASC 326 to exclude the accrued interest receivable balance that is included in our held-to-maturity loans receivable. The amount excluded as of December 31, 2021 and 2020 was $1.2 million and $1.5 million, respectively.
Accounts receivable are considered to be past-due after the end of the contractual terms agreed to with the customer. There were no material past-due amounts that we consider uncollectible for our financial assets as of December 31, 2021. We generally do not require collateral from our customers.
Inventory. Inventory is valued at the lower of cost or net realizable value. We determine cost using the weighted-average method. We periodically review the value of items in inventory and record write-downs or write-offs of inventory based on our assessment of market conditions. Write-downs and write-offs are charged to cost of services and products. We did not record any write-downs or write-offs of inventory in the year ended December 31, 2021, as compared to $7.0 million and $21 million of write-downs and write-offs in the years ended December 31, 2020 and 2019, respectively.
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
Long-lived intangible assets, primarily acquired in connection with business combinations, include trade names, intellectual property and customer relationships and are being amortized with a weighted average remaining life of approximately 2 years.
For information regarding right-of-use operating lease assets, see “Leases” below.
We charge the costs of repair and maintenance of property and equipment to operations as incurred, while we capitalize the costs of improvements that extend asset lives or functionality.
We capitalize interest on assets where the construction period is anticipated to be more than three months. We did not capitalize interest in 2021 and 2020 as compared to $3.4 million of interest in 2019. We do not allocate general administrative costs to capital projects. Upon the disposition of property and equipment, the related cost and accumulated depreciation accounts are relieved and any resulting gain or loss is recognized in income.
Our management periodically, and upon the occurrence of a triggering event, reviews the realizability of our property and equipment, long-lived intangible assets and right-of-use operating lease assets to determine whether any events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable. For long-lived assets to be held and used, we base our evaluation on impairment indicators such as the nature of the assets, the future economic benefits of the assets, any historical or future profitability measurements and other external market conditions or factors that may be present. If such impairment indicators are present or other factors exist that indicate that the carrying amount of an asset may not be recoverable, we recognize a loss for the difference between the carrying amount and the fair value of the asset. For information regarding write-downs and write-offs of property and equipment, long-lived intangible assets and right-of-use operating lease assets in the years ended December 31, 2020 and 2019 see Note 5—“Impairments” and Note 11—“Operations by Business Segment and Geographic Area.”
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

Table of Contents/
In our annual evaluation of goodwill, we perform a qualitative or quantitative impairment test. Under the qualitative approach, if we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we are required to perform the quantitative analysis to determine the fair value for the reporting unit. We then compare the fair value of the reporting unit with its carrying amount and recognize an impairment loss for the amount by which the carrying amount exceeds the fair value of the reporting unit. The loss recognized should not exceed the total amount of goodwill allocated to the reporting unit. We also consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. We did not identify any triggering events and, accordingly, no impairments of goodwill were recorded in the year ended December 31, 2021. For information regarding impairments of goodwill in the years ended December 31, 2020 and 2019, see Note 5—“Impairments” and Note 11—“Operations by Business Segment and Geographic Area.”
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
We account for significant fixed-price contracts, mainly relating to our Manufactured Products segment, and to a lesser extent in our Offshore Projects Group (“OPG”) and Aerospace and Defense Technologies (“ADTech”) segments, by recognizing revenue over time using an input, cost-to-cost measurement percentage-of-completion method. In 2021, 2020 and 2019, we accounted for 16%, 24% and 21%, respectively, of our revenue using the input, cost-to-cost measurement percentage-of-completion method. This commonly used method allows appropriate calculation of progress on our contracts. A performance obligation is satisfied as we create a product on behalf of the customer over the life of the contract. The remainder of our revenue is recognized at the point in time when control transfers to the customer, thus satisfying the performance obligation.
We have elected to recognize the cost for freight and shipping as an expense when incurred. Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, and that are collected by us from customers, are excluded from revenue.
If a current estimate of total contract cost indicates an ultimate loss on a contract, we recognize the projected loss in full when we determine it. We did not have any material adjustments to earnings as a result of revisions to contract estimates during the years ended December 31, 2021, 2020 and 2019. However, there could be significant adjustments to overall contract costs in the future, due to changes in facts and circumstances.
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

Table of Contents/
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
We have elected to account for a tax on global intangible low‑taxed income (“GILTI”) as a current period expense when incurred.
For more information on income taxes, see Note 7—“Income Taxes.”
Foreign Currency Translation. The functional currency for most of our foreign subsidiaries is the applicable local currency. Results of operations for foreign subsidiaries with functional currencies other than the U.S. dollar are translated into U.S. dollars using average exchange rates during the period. Assets and liabilities of these foreign subsidiaries are translated into U.S. dollars using the exchange rates in effect as of the balance sheet date, and the resulting translation adjustments are recognized, net of tax, in accumulated other comprehensive income (loss) as a component of shareholders' equity. All foreign currency transaction gains and losses are recognized currently in the Consolidated Statements of Operations. We recorded $(8.4) million, $(14) million and $(6.3) million of foreign currency transaction gains (losses) in the years ended December 31, 2021, 2020 and 2019, respectively. Those amounts are included as a component of other income (expense), net in our Consolidated Statement of Operations.
Earnings (Loss) per Share. For each year presented, the only difference between our annual calculated weighted average basic and diluted number of shares outstanding is the effect of outstanding restricted stock units.

Table of Contents/
Repurchase Plan. In December 2014, our Board of Directors approved a plan to repurchase up to 10 million shares of our common stock. In 2015, we repurchased 2.0 million shares of our common stock for $100 million. We have not repurchased any shares under this program since December 2015. The timing and amount of any future repurchases will be determined by our management. As of December 31, 2021, we retained 11 million of the shares we had repurchased through this and a prior repurchase program. We expect to hold the shares repurchased and any additional shares repurchased under the plan as treasury stock for possible future use. The plan does not obligate us to repurchase any particular number of shares. We account for the shares we hold in treasury under the cost method, at average cost.
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
2. ACCOUNTING STANDARDS UPDATE
Recently Adopted Accounting Standards. On January 1, 2021, we adopted ASU No. 2019-12, “Simplifying the Accounting for Income Taxes” (“ASU 2019-12”), which simplifies the accounting for income taxes, eliminates certain exceptions within Accounting Standards Codification 740 (“ASC 740”), “Income Taxes,” and clarifies certain aspects of the current guidance to promote consistency among reporting entities. Most amendments within the standard are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. Our adoption of ASU 2019-12 on January 1, 2021, did not have a material impact on our consolidated financial statements.
Recently Issued Accounting Standards. In March 2020, the Financial Accounting Standards Board issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” which provides temporary optional expedients and exceptions to existing guidance on applying contract modifications and hedge accounting to facilitate the market transition from existing reference rates, such as the London Interbank Offered Rate (“LIBOR”), which is scheduled to be phased out in June 2023, to alternate rates such as the Secured Overnight Financing Rate (“SOFR”). This ASU was effective upon issuance and can be applied prospectively through December 31, 2022. Our five-year revolving credit facility references LIBOR-based rates. This credit facility, which is scheduled to expire in January 2023, was undrawn as of December 31, 2021. We have not yet applied this guidance because we have not yet modified our existing revolving credit facility for reference rate reform. We do not expect this ASU to have a material impact on our consolidated financial statements, but will continue to monitor potential impacts until the transition to this standard is complete.
3. REVENUE
Revenue by Category
The following table presents revenue disaggregated by business segment, geographical region, and timing of transfer of goods or services.

	Year Ended December 31,
(in thousands)	2021	2020	2019
Business Segment:
Energy Services and Products
Subsea Robotics	$538,515	$493,332	$583,652
Manufactured Products	344,251	477,419	498,350
Offshore Projects Group	378,121	289,127	380,966
Integrity Management & Digital Solutions	241,393	226,938	266,086
Total Energy Services and Products	1,502,280	1,486,816	1,729,054
Aerospace and Defense Technologies	366,995	341,073	319,070
Total	$1,869,275	$1,827,889	$2,048,124

	Year Ended December 31,
(in thousands)	2021	2020	2019
Geographic Operating Areas:
Foreign:
Africa	$273,095	$198,505	$292,818
Norway	214,306	202,379	217,762
Asia and Australia	184,659	149,798	174,769
United Kingdom	181,453	241,168	256,348
Brazil	111,198	84,636	93,511
Other	93,021	90,541	91,591
Total Foreign	1,057,732	967,027	1,126,799
United States	811,543	860,862	921,325
Total	$1,869,275	$1,827,889	$2,048,124

	Year Ended December 31,
(in thousands)	2021	2020	2019
Timing of Transfer of Goods or Services:
Revenue recognized over time	$1,747,585	$1,702,232	$1,900,729
Revenue recognized at a point in time	121,690	125,657	147,395
Total	$1,869,275	$1,827,889	$2,048,124
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
The following table provides information about contract assets and contract liabilities from contracts with customers.

	Year Ended December 31,
(in thousands)	2021	2020
Total contract assets, beginning of period	$221,997	$221,288
Revenue accrued	1,825,487	1,712,425
Write-off of Evergrande contract assets	(38,032)	—
Amounts billed	(1,844,605)	(1,711,716)
Total contract assets, end of period	$164,847	$221,997

Total contract liabilities, beginning of period	$50,046	$117,342
Deferrals of milestone payments	81,942	30,007
Recognition of revenue for goods and services	(43,813)	(97,303)
Total contract liabilities, end of period	$88,175	$50,046

Performance Obligations
As of December 31, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations that were unsatisfied (or partially unsatisfied) was $235 million. In arriving at this value, we have used two expedients available to us and are not disclosing amounts in relation to performance obligations: (1) that are part of contracts with an original expected duration of one year or less; or (2) on contracts where we recognize revenue in line with the billing. Of this amount, we expect to recognize revenue of $185 million over the next 12 months, and we expect to recognize substantially all of the remaining balance of $50 million within the next 24 months. During the year ended December 31, 2021, we wrote off $38 million in contract assets in our Manufactured Products segment related to termination of a number of entertainment ride systems contracts with Evergrande. See Note 10—”Commitments and Contingencies” for discussion regarding our contract assets due from this customer.
Due to the nature of our service contracts in our Subsea Robotics, OPG, Integrity Management & Digital Solutions (“IMDS”) and ADTech segments, the majority of our contracts either have initial contract terms of one year or less or have customer option cancellation clauses that lead us to consider the original expected duration of one year or less.
In our Manufactured Products and ADTech segments, we have long-term contracts that extend beyond one year, and these make up the majority of the performance obligations balance reported as of December 31, 2021. We also have shorter-term product contracts with an expected original duration of one year or less that have been excluded.
Where appropriate, we have made estimates within the transaction price of elements of variable consideration within the contracts and constrained those amounts to a level where we consider it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. The amount of revenue recognized in the years ended December 31, 2021 and 2020 that was associated with performance obligations completed or partially completed in prior periods was not significant.
As of December 31, 2021, there were no significant outstanding liability balances for refunds or returns due to the nature of our contracts and the services and products we provide. Our warranties are limited to assurance warranties that are of a standard length and are not considered to be material rights. The majority of our contracts consist of a single performance obligation. When there are multiple obligations, we look for observable evidence of stand-alone selling prices on which to base the allocation. This involves judgment as to the appropriateness of the observable evidence relating to the facts and circumstances of the contract. If we do not have observable evidence, we estimate stand-alone selling prices by taking a cost-plus-margin approach, using typical margins from the type of product or service, customer and regional geography involved.
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
Costs to fulfill a contract primarily consist of certain mobilization costs incurred to provide services or products to our customers. These costs are deferred and amortized over the period of contract performance. The closing balance of costs to fulfill a contract was $7.8 million and $8.3 million as of December 31, 2021 and 2020, respectively. For the years ended December 31, 2021, 2020 and 2019, we recorded amortization expense of $4.5 million, $6.6 million and $8.5 million, respectively. No impairment costs were recognized.
4. LEASES
Supplemental information about our operating leases follows:

		December 31,
(in thousands)		2021	2020
Assets:
	Right-of-use operating lease assets	$146,097	$141,206

Liabilities:
Operating	Current	$18,781	$18,798
Operating	Noncurrent	158,503	156,074
Lease liabilities		$177,284	$174,872

	December 31,
	2021	2020
Lease Term and Discount Rate:
Weighted-average remaining lease term (years)	10	10

Weighted-average discount rate	5.9%	6.1%
No impairments of right-of-use operating leases was recorded in 2021. During the first quarter of 2020, we determined there were impairment indicators present for reporting units in our Subsea Products and Advanced Technologies segments and, as a result, we recorded a pre-tax right-of-use operating lease impairments of $17 million. See Note 5—“Impairments” for more information on determination of impairment indicators for our right-of-use assets.
Operating lease cost reflects the lease expense resulting from amortization over the respective lease terms of our operating leases with initial lease terms greater than 12 months. Our short-term lease cost consists of expense for our operating leases with initial lease terms of 12 months or less that are not recorded on our balance sheet. The components of lease cost are as follows:

		Year ended December 31,
(in thousands)		2021	2020
Lease Cost:
Operating lease cost	Operating lease cost	$34,406	$34,030
Short-term lease cost	Short-term lease cost	78,835	52,886
Total Lease Cost		$113,241	$86,916
As of December 31, 2021, future maturities of lease liabilities for our operating leases with an initial lease term of more than 12 months were as follows:

Maturities of Lease Liabilities
(in thousands)
For the year ended December 31,
2022	$28,619
2023	25,439
2024	22,402
2025	22,027
2026	22,841
Thereafter	114,828
Total lease payments	236,156
Less: Interest	(58,872)
Present Value of Lease Liabilities	$177,284

5. IMPAIRMENTS
Goodwill
We did not identify any triggering events and, accordingly, no impairments of goodwill were recorded in the year ended December 31, 2021. In our 2020 annual goodwill evaluation, we performed qualitative assessments for our two reporting units, Subsea Robotics and ADTech, with remaining goodwill balances. We concluded that it was more likely than not that the fair value of each of these reporting units was more than the carrying value of the reporting unit.
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
Property and Equipment and Intangible Assets
We did not identify any triggering events and, accordingly, no impairments of long-lived assets were recorded in the year ended December 31, 2021.
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
In the fourth quarter of 2019, due to the protracted energy downturn and our customers' continued focus on cost discipline, we determined that impairment indicators were present within certain of our asset groups in our Subsea Projects and Asset Integrity segments. For our Subsea Projects segment, impairment indicators were present in our Deepwater and Shallow Water vessel asset groups and in our Ecosse Subsea Limited (“Ecosse”) asset group. For the Deepwater and Shallow Water vessel asset groups, we utilized the cost approach and considered historical, current and anticipated dayrates and utilization to measure market value. For our Ecosse asset group, we utilized a combination of income and market approaches, using projected discounted cash flows and the estimated expected realizable value in the market. Our Asset Integrity segment consists of one asset group. We measured the fair value of the Asset Integrity asset group by applying the income approach, using projected discounted cash flows. Our estimates of fair values for the asset groups in our Subsea Projects and Asset Integrity segments required us to use significant unobservable inputs, classified as Level 3 fair value measurements, including assumptions related to future performance, risk-adjusted discount rates, future commodity prices and demand for our services and estimates of expected realizable value.
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

In the fourth quarter of 2019, we also recorded $45 million for write-downs and write-offs of certain equipment and intangible assets, including asset write-downs relating to the retirement of 30 ROVs, and some of the installation and workover control systems “(IWOCS”) equipment in our Subsea Products segment. See Note 11–“Operations by Business Segment and Geographic Area” for additional information regarding write-downs and write-offs of property and equipment and long-lived intangible assets.

For further information regarding write-downs and write-offs of property and equipment and long-lived intangible assets by business segment, see Note 11–“Operations by Business Segment and Geographic Area.”
6. SELECTED BALANCE SHEET INFORMATION
The following is information regarding selected balance sheet accounts:

	December 31,
(in thousands)	2021	2020
Inventory, net:
Remotely operated vehicle parts and components	$72,572	$62,788
Other inventory, primarily raw materials	81,110	78,453
Total	$153,682	$141,241

Other current assets:
Prepaid expenses	$62,171	$48,616
Angolan bonds	6,229	10,179
Total	$68,400	$58,795

Other noncurrent assets:
Cash surrender value of life insurance policies	$41,922	$39,562
Investment in unconsolidated affiliates	30,502	34,166
Intangible assets, net	12,641	14,317
Other	19,190	20,205
Total	$104,255	$108,250

Accrued liabilities:
Payroll and related costs	$134,538	$135,042
Accrued job costs	49,032	47,721
Income taxes payable	35,826	35,929
Current operating lease liability	18,781	18,798
Other	52,482	55,373
Total	$290,659	$292,863

Other long-term liabilities:
Supplemental Executive Retirement Plan	$35,195	$33,982
Uncertain tax positions	14,830	15,010
Long-Term Incentive Plan	11,996	12,640
Deferred income taxes	1,375	2,993
Other	26,708	24,619
Total	$90,104	$89,244

7. INCOME TAXES
The components of income (loss) before income taxes are as follows:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Domestic	$(125,010)	$(306,354)	$(271,515)
Foreign	119,301	(192,543)	(59,306)
Income (loss) before income taxes	$(5,709)	$(498,897)	$(330,821)
The components of the income tax provision (benefit) applicable for domestic and foreign taxes and cash taxes paid are as follows:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Current income tax expense (benefit):
Domestic	$974	$(32,743)	$(7,571)
Foreign	44,422	34,755	37,462
Total current income tax expense (benefit)	45,396	2,012	29,891
Deferred income tax expense (benefit):
Domestic	(328)	(9,192)	(10,860)
Foreign	(1,470)	5,034	(1,408)
Total deferred income tax expense (benefit)	(1,798)	(4,158)	(12,268)
Total income tax expense (benefit)	$43,598	$(2,146)	$17,623
Cash taxes paid, net	$29,204	$26,264	$29,806
The reconciliation between the actual income tax provision and income tax computed using the U.S. statutory federal income tax rate is summarized as follows:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Income tax provision (benefit) at the U.S. statutory rate	$(1,199)	$(104,769)	$(69,472)
Tax Act - net mandatory repatriation tax	—	—	(8,220)
CARES Act	—	(4,681)	—
Permanent differences for goodwill impairments	—	50,435	—
Valuation allowances	33,068	46,650	74,553
Foreign tax rate differential	8,619	6,088	18,439
Stock compensation	542	1,032	989
Uncertain tax positions	158	(5,939)	3,046
Other items, net	2,410	9,038	(1,712)
Total provision (benefit) for income taxes	$43,598	$(2,146)	$17,623

Significant components of net deferred tax assets and liabilities were as follows:

	December 31,
(in thousands)	2021	2020
Deferred tax assets:
Deferred compensation	$17,169	$16,761
Deferred income	7,604	1,958
Accrued expenses	23,555	27,864
Net operating loss and other carryforwards	551,724	521,757
Long-term operating lease liabilities	34,728	40,417
Goodwill and intangibles	19,623	19,357
Interest	31,898	27,359
Other	27,667	14,045
Gross deferred tax assets	713,968	669,518
Valuation allowances	(679,242)	(592,516)
Total deferred tax assets	$34,726	$77,002
Deferred tax liabilities:
Property and equipment	$7,185	$1,343
Basis difference in equity investments	1,948	2,348
Right-of-use operating lease assets	26,968	28,519
Interest	—	47,785
Total deferred tax liabilities	$36,101	$79,995
Net deferred income tax liability	$1,375	$2,993
Our net deferred tax liability is reflected within our balance sheet as follows:

	December 31,
(in thousands)	2021	2020
Deferred tax liabilities included in other long-term liabilities	$1,375	$2,993
Net deferred income tax liability	$1,375	$2,993
As of December 31, 2021, we had approximately $508 million of deferred tax assets related to net operating and other loss carryforwards that were generated in various worldwide jurisdictions. The carryforwards include $197 million that do not expire and $311 million that will expire from 2022 through 2040. We have recorded a total valuation allowance of $679 million on net operating loss and tax credit carryforwards, as well as other deferred tax assets, as our management believes that it is more likely than not that these deferred tax assets will not be realized.
The following is a reconciliation of the beginning and ending amounts of our valuation allowances:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Balance at beginning of year	$(592,516)	$(277,258)	$(203,040)
Increase due principally to net operating losses	(83,908)	(300,748)	(59,596)
(Increase) decrease due to foreign tax and business credit carryforwards	(5,761)	(14,510)	(14,622)
Reduction due to utilization of foreign tax credits generated in prior years	2,943	—	—
Balance at end of year	$(679,242)	$(592,516)	$(277,258)

On March 27, 2020, the U.S. Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") was signed into law in the United States. In accordance with the rules and procedures under the CARES Act, we filed a certain refund claim to carry back a portion of our U.S. net operating loss. Prior to enactment of the CARES Act, such net operating losses could only be carried forward. As a result, we expect to receive combined refunds of approximately $33 million, of which we have received $10 million as of December 31, 2021. The remaining refunds are classified as accounts receivable, net, in the consolidated balance sheet as of December 31, 2021. In 2020, we also realized a non-cash tax benefit of $8.4 million due to the carryback provision of the CARES Act recognized as a reduction in long-term liabilities.
We continue to make an assertion to indefinitely reinvest the unrepatriated earnings of any foreign subsidiary that would incur material tax consequences upon the distribution of such earnings. As of December 31, 2021, we did not provide for deferred taxes on earnings of our foreign subsidiaries that are indefinitely reinvested. If we were to make a distribution from the unremitted earnings of these subsidiaries, we could be subject to taxes in various jurisdictions. However, it is not practical to estimate the amount of tax that could ultimately be due if such earnings were remitted. If our expectations were to change regarding future tax consequences, we may be required to record additional deferred taxes that could have a material effect on our consolidated financial statements.
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
A reconciliation of the beginning and ending amount of gross uncertain tax positions, excluding penalties and interest, is as follows:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Balance at beginning of year	$20,086	$16,911	$14,971
Additions based on tax positions related to the current year	1,934	2,229	3,662
Reductions for expiration of statutes of limitations	(784)	(628)	(2,835)
Additions based on tax positions related to prior years	2,011	1,830	2,060
Reductions based on tax positions related to prior years	(2,818)	(68)	(563)
Settlements	(3,062)	(188)	(384)
Balance at end of year	$17,367	$20,086	$16,911
We increased (decreased) income tax expense by $(1.1) million, $(1.2) million and $1.4 million in 2021, 2020 and 2019, respectively, for penalties and interest on uncertain tax positions, which brought our total liabilities for penalties and interest on uncertain tax positions to $3.4 million and $4.5 million in other long-term liabilities on our balance sheets as of December 31, 2021 and 2020, respectively. All additions or reductions to those liabilities would affect our effective income tax rate in the periods of change.
We believe approximately $7.0 million to $8.0 million of gross uncertain tax positions will be resolved within the next 12 months. A portion of our uncertain tax position liability is reflected as a reduction in our gross deferred tax asset before valuation allowance and the remaining balance is reflected in other long-term liabilities on our consolidated balance sheet.  The balance of gross uncertain tax position liability included in other long-term liabilities on our consolidated balance sheet was $11 million and $10 million as of December 31, 2021 and December 31, 2020, respectively.  The balance of gross uncertain tax position liability netted against our gross deferred tax asset before valuation allowance was $6.0 million and $9.6 million as of December 31, 2021 and December 31, 2020, respectively.

Our tax returns are subject to audit by taxing authorities in multiple jurisdictions. These audits often take years to complete and settle. The following table lists the earliest tax years open to examination by tax authorities where we have significant operations:

Jurisdiction	Periods
United States	2014
United Kingdom	2019
Norway	2016
Angola	2013
Brazil	2017
Australia	2017
8. SELECTED INCOME STATEMENT INFORMATION
 The following schedule shows our revenue, costs and gross margins by services and products:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Revenue:
Services	$1,503,745	$1,340,033	$1,333,787
Products	365,530	487,856	714,337
Total revenue	1,869,275	1,827,889	2,048,124
Cost of Services and Products:
Services	1,215,994	1,161,699	1,242,006
Products	295,514	421,445	619,490
Unallocated expenses	93,702	80,804	88,384
Total cost of services and products	1,605,210	1,663,948	1,949,880
Gross margin:
Services	287,751	178,334	91,781
Products	70,016	66,411	94,847
Unallocated expenses	(93,702)	(80,804)	(88,384)
Total gross margin	$264,065	$163,941	$98,244

9. DEBT
Long-term debt consisted of the following:

	December 31,
(in thousands)	2021	2020
4.650% Senior Notes due 2024	$400,000	$500,000
6.000% Senior Notes due 2028	300,000	300,000
Interest rate swap settlements	6,572	10,870
Unamortized debt issuance costs	(4,505)	(5,619)
Long-term Debt	$702,067	$805,251
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

We may redeem some or all of the 2024 Senior Notes and 2028 Senior Notes (collectively, the “Senior Notes”) at specified redemption prices. In the year ended December 31, 2021, we repurchased $100 million in aggregate principal amount of the 2024 Senior Notes in open-market transactions. The aggregate purchase price in the year ended December 31, 2021 included accrued and unpaid interest to the repurchase date of $0.7 million, and we recorded loss on extinguishment of debt of $1.1 million (including premiums and fees associated with the repurchases).
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
In February 2018, we entered into Agreement and Amendment No. 4 to the Credit Agreement (“Amendment No. 4”). Amendment No. 4 amended the Credit Agreement to, among other things, extend the maturity of the Revolving Credit Facility to January 25, 2023 with the extending lenders, which represent 90% of the existing commitments of the lenders, such that the total commitments for the Revolving Credit Facility was $500 million until October 25, 2021, and thereafter $450 million until January 25, 2023. As of December 31, 2021, we had no borrowings outstanding under the Revolving Credit Facility.
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
The Credit Agreement contains various covenants that we believe are customary for agreements of this nature, including, but not limited to, restrictions on our ability and the ability of each of our subsidiaries to incur debt, grant liens, make certain investments, make distributions, merge or consolidate, sell assets and enter into certain restrictive agreements. We are also subject to a maximum adjusted total Capitalization Ratio (as defined in the Credit Agreement and which stipulates that, among other items, we exclude any impacts associated with current and prior period impairments) of 55%. The Credit Agreement includes customary events of default and associated remedies. As of December 31, 2021, we were in compliance with all the covenants set forth in the Credit Agreement.
We had two interest rate swaps in place relating to a total of $200 million of the 2024 Senior Notes for the period to November 2024. The agreements swapped the fixed interest rate of 4.65% on $100 million of the 2024 Senior Notes to the floating rate of one-month LIBOR plus 2.426% and on another $100 million to one-month LIBOR plus 2.823%. In March 2020, we settled both interest rate swaps with the counterparty for cash proceeds of $13 million. The settlement resulted in a $13 million increase to our long-term debt balance that will be amortized to interest expense prospectively through the maturity date for the 2024 Senior Notes using the effective interest method. As a result, in the year ended December 31, 2021, we amortized $4.3 million to interest expense, including $1.8 million, for the pro-rata write-off of interest rate swap settlement gains associated with the 2024 Senior Notes repurchases discussed above. We amortized $2.0 million to interest expense for the year ended December 31, 2020.
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

We made cash interest payments of $39 million, $44 million and $46 million in 2021, 2020 and 2019, respectively.
10. COMMITMENTS AND CONTINGENCIES
Lease Commitments
As of December 31, 2021, we occupied several facilities under noncancellable operating leases expiring at various dates through 2035. See Note 4—“Leases” for more information on our operating leases.
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
Letters of Credit
We had $46 million and $51 million in letters of credit outstanding as of December 31, 2021 and 2020, respectively, which related to self-insurance requirements and various bid and performance bonds, which are usually for the duration of the applicable contract.
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
We estimated the aggregate fair market value of the Senior Notes to be $697 million as of December 31, 2021 based on quoted prices. Since the market for the Senior Notes is not an active market, the fair value of the Senior Notes is classified within Level 2 in the fair value hierarchy under U.S. GAAP (inputs other than quoted prices in active markets for similar assets and liabilities that are observable or can be corroborated by observable market data for substantially the full terms for the assets or liabilities).

Foreign currency gains (losses) in the year ended December 31, 2021 and 2019 were primarily related to declining exchange rates for the Angolan kwanza relative to the U.S. dollar. Foreign currency gain (losses in the year ended December 31, 2020 were primarily related to declining exchange rate for the Angolan kwanza and the Brazilian real relative to the U.S. dollar. Foreign currency gains (losses) related to the Angolan kwanza of $(4.5) million, $(2.8) million and $(4.8) million in the years ended December 31, 2021, 2020 and 2019, were primarily due to the remeasurement of our Angolan kwanza cash balances to U.S. dollars. Foreign currency gains (losses) related to the Brazilian real of $(0.2) million, $(7.3) million and $(0.7) million in the years ended December 31, 2021, 2020 and 2019, were primarily due to the remeasurement of our U.S. dollar denominated liability balances to the Brazilian real. We recorded foreign currency transaction losses related to the Angolan kwanza and Brazilian real as a component of other income (expense), net in our Consolidated Statements of Operations.
Any conversion of cash balances from kwanza to U.S. dollars is controlled by the central bank in Angola. As of December 31, 2021 and 2020, we had the equivalent of approximately $1.0 million and $4.7 million of kwanza cash balances, respectively, in Angola reflected on our Consolidated Balance Sheets.
To mitigate our currency exposure risk in Angola, we have used kwanza to purchase equivalent Angolan central bank (Banco Nacional de Angola) bonds. The bonds are denominated as U.S. dollar equivalents, so that, upon payment of semi-annual interest and principal upon maturity, payment is made in kwanza, equivalent to the respective U.S. dollars at the then-current exchange rate. As of December 31, 2021 and 2020, we had $6.2 million and $10 million, respectively, of Angolan bonds on our Consolidated Balance Sheets. Because we intend to sell the bonds if we are able to repatriate the proceeds, we have classified these bonds as available-for-sale securities, and they are recorded in other current assets on our Consolidated Balance Sheets. During the year ended December 31, 2021, we sold a portion of these bonds for $4.5 million and recognized a gain of $0.5 million as a component of interest income in our Consolidated Statement of Operations.
We estimated the fair market value of the Angolan bonds to be $6.4 million and $10 million as of December 31, 2021 and 2020, respectively, using quoted market prices. Since the market for the Angolan bonds is not an active market, the fair value of the Angolan bonds is classified within Level 2 in the fair value hierarchy under U.S. GAAP. As of December 31, 2021, we have $0.2 million in unrealized gains, net of tax, related to these bonds as a component of accumulated other comprehensive loss in our Consolidated Balance Sheets.
We made the decision during the fourth quarter of 2021 to terminate a number of entertainment ride systems contracts with Evergrande and recorded a net loss in our Manufactured Products segment. The specific elements of the net loss included a reserve of $49 million in receivables and contract assets partially offset by the reclassification of $20 million of contract assets into salable inventory. As of December 31, 2021, we had no outstanding accounts receivable or contract assets for those projects. As of December 31, 2020, we had outstanding accounts receivable of $11 million and contract assets of $40 million for those projects.
In the three-month period ended June 30, 2021, we were notified by a customer in our Manufactured Products segment that it was suspending a contract that is substantially complete. We billed and received $37 million of accounts receivable in the fourth quarter of 2021. As of December 31, 2021, we had outstanding contract assets of approximately $33 million for the contract and contract liabilities of $11 million prepaid for storage of components. We are in discussions with the customer concerning the timing of remaining payments. We continue to believe that we will realize these contract assets at their book values, although we can provide no assurance as to the timing.
11. OPERATIONS BY BUSINESS SEGMENT AND GEOGRAPHIC AREA
Business Segment Information
We are a global technology company delivering engineered services and products and robotic solutions to the offshore energy, defense, aerospace, manufacturing and entertainment industries.
Our Energy Services and Products business leverages our asset base and capabilities for providing services and products for offshore energy operations, inclusive of the offshore renewables energy market. Our Energy Services and Products segments are:
• Subsea Robotics—Our Subsea Robotics segment provides the following:
◦ ROVs for drill support and vessel-based services, including subsea hardware installation, construction, pipeline inspection, survey and facilities inspection, maintenance and repair;
◦ ROV tooling; and

◦ survey services, including hydrographic survey and positioning services and autonomous underwater vehicles for geoscience.
• Manufactured Products—Our Manufactured Products segment provides the following:
◦ distribution and connection systems including production control umbilicals and field development hardware and pipeline connection and repair systems to the energy industry; and
◦autonomous mobile robots and automated guided vehicle technology and entertainment systems to a variety of industries.
• Offshore Projects Group—Our OPG segment provides the following:
◦ subsea installation and intervention, including riserless light well intervention services, inspection, maintenance and repair (“IMR”) services, principally in the U.S. Gulf of Mexico and offshore Angola, utilizing owned and charter vessels;
◦ installation and workover control systems and ROV workover control systems;
◦manned diving operations utilizing owned and charter vessels;
◦ project management and engineering; and
◦ drill pipe riser services and systems and wellhead load relief solutions.
• Integrity Management & Digital Solutions—Our IMDS segment provides the following:
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

The table that follows presents revenue, income (loss) from operations and depreciation and amortization expense including goodwill impairment, by business segment:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Revenue
Energy Services and Products
Subsea Robotics	$538,515	$493,332	$583,652
Manufactured Products	344,251	477,419	498,350
OPG	378,121	289,127	380,966
IMDS	241,393	226,938	266,086
Total Energy Services and Products	1,502,280	1,486,816	1,729,054
ADTech	366,995	341,073	319,070
Total	$1,869,275	$1,827,889	$2,048,124
Income (Loss) from Operations
Energy Services and Products
Subsea Robotics	$76,874	$(65,817)	$11,627
Manufactured Products	(15,876)	(88,253)	5,730
OPG	31,197	(105,680)	(170,013)
IMDS	18,572	(121,675)	(52,527)
Total Energy Services and Products	110,767	(381,425)	(205,183)
ADTech	60,992	56,023	42,574
Unallocated Expenses	(131,960)	(120,677)	(128,104)
Total	$39,799	$(446,079)	$(290,713)
Depreciation and Amortization Expense, including Goodwill Impairment
Energy Services and Products
Subsea Robotics	$87,900	$212,621	$140,087
Manufactured Products	12,788	66,772	20,732
OPG	28,173	115,288	58,044
IMDS	4,420	127,221	37,160
Total Energy Services and Products	133,281	521,902	256,023
ADTech	4,783	2,666	2,644
Unallocated Expenses	1,659	4,327	4,760
Total	$139,723	$528,895	$263,427

We determine income (loss) from operations for each business segment before interest income or expense, other income (expense) and provision for income taxes. We do not consider an allocation of these items to be practical.
Revenue
During 2021, revenue from one customer, the U.S. Government, accounted for 12% of our total consolidated annual revenue, and no other customer accounted for more than 10% of our total consolidated revenue. No individual customer accounted for more than 10% of our consolidated revenue during 2020. During 2019, revenue from one customer, BP plc and subsidiaries, accounted for 10% of our total consolidated annual revenue.

Income (Loss) from Operations
Year ended December 31, 2021—During the year ended December 31, 2021, we recorded charges and other discrete impacts attributable to each of our reporting segments as follows:

	For the Year Ended December 31, 2021
(in thousands)	Subsea Robotics	Manufactured Products	OPG	IMDS	ADTech	Unallocated Expenses	Total
Impacts for the effects of:
Provision for Evergrande losses, net	$—	$29,549	$—	$—	$—	$—	$29,549
Loss on sale of asset	—	—	—	—	—	1,415	1,415
Other	395	537	149	217	10	—	1,308
Total charges	$395	$30,086	$149	$217	$10	$1,415	$32,272

Year ended December 31, 2020—During the year ended December 31, 2020, we recorded charges and other discrete impacts attributable to each of our reporting segments as follows:

	For the Year Ended December 31, 2020
(in thousands)	Subsea Robotics	Manufactured Products	OPG	IMDS	ADTech	Unallocated Expenses	Total
Impacts for the effects of:
Long-lived assets impairments	$—	$61,074	$8,826	$545	$—	$—	$70,445
Long-lived assets write-offs	7,328	—	16,644	170	—	—	24,142
Inventory write-downs	7,038	—	—	—	—	—	7,038
Goodwill impairment	102,118	52,263	66,285	123,214	—	—	343,880
Other	5,055	2,266	8,590	4,272	572	455	21,210
Total charges	$121,539	$115,603	$100,345	$128,201	$572	$455	$466,715

Year ended December 31, 2019—During the year ended December 31, 2019, we recorded charges and other discrete impacts attributable to each of our reporting segments as follows:

	For the Year Ended December 31, 2019
(in thousands)	Subsea Robotics	Manufactured Products	OPG	IMDS	ADTech	Unallocated Expenses	Total
Impacts for the effects of:
Long-lived assets impairments	$—	$—	$142,615	$16,738	$—	$—	$159,353
Long-lived assets write-offs	11,340	482	18,723	14,108	—	—	44,653
Inventory write-downs	15,433	2,107	2,771	719	255		21,285
Goodwill impairment	—	—	—	14,713	—	—	14,713
Other	4,228	757	3,526	3,082	102	56	11,751
Total charges	$31,001	$3,346	$167,635	$49,360	$357	$56	$251,755

Depreciation and Amortization Expense, including Goodwill Impairment
Depreciation expense on property and equipment, reflected in the Depreciation and Amortization Expense, including Goodwill Impairment table above, was $136 million, $170 million and $212 million in 2021, 2020 and 2019, respectively.
Amortization expense on long-lived intangible assets, reflected in the Depreciation and Amortization Expense, including Goodwill Impairment table above, was $3.8 million, $15 million and $36 million in 2021, 2020 and 2019, respectively.

Goodwill impairment expense, reflected in the Depreciation and Amortization Expense, including Goodwill Impairment table above, was $344 million and $15 million in 2020 and 2019, respectively. See “Income (Loss) from Operations” above for amounts attributable to each segment.
We recorded the write-downs and write-offs of certain equipment and intangible assets, reflected in our depreciation expense, of $14 million and $45 million in 2020 and 2019, respectively. We also recorded the write-offs of certain intangible assets, reflected in our amortization expense, of $10 million in 2020. See “Income (Loss) from Operations” above for amounts attributable to each segment.
Assets, Property and Equipment, Net and Goodwill
The following table presents Assets, Property and Equipment, net and Goodwill by business segment:

	December 31,
(in thousands)	2021	2020
Assets
Energy Services and Products
Subsea Robotics	$447,130	$487,505
Manufactured Products	342,978	436,835
OPG	333,248	359,844
IMDS	83,796	80,123
Total Energy Services and Products	1,207,152	1,364,307
ADTech	107,999	112,294
Corporate and Other	647,708	569,241
Total	$1,962,859	$2,045,842
Property and Equipment, Net
Energy Services and Products
Subsea Robotics	$190,992	$252,221
Manufactured Products	85,190	94,600
OPG	186,187	212,990
IMDS	10,934	12,018
Total Energy Services and Products	473,303	571,829
ADTech	7,632	7,892
Corporate and Other	8,661	11,386
Total	$489,596	$591,107
Goodwill
Energy Services and Products
Subsea Robotics	$24,454	$24,562
Total Energy Services and Products	24,454	24,562
ADTech	10,454	10,454
Total	$34,908	$35,016

All assets specifically identified with a particular business segment have been segregated. Cash and cash equivalents, certain other current assets, certain investments and certain other assets have not been allocated to particular business segments and are included in Corporate and Other.

Capital Expenditures
The following table presents Capital Expenditures, including business acquisitions, by business segment:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Capital Expenditures
Energy Services and Products
Subsea Robotics	$27,591	$14,624	$72,663
Manufactured Products	2,510	1,220	17,522
OPG	7,980	33,647	42,400
IMDS	3,305	3,488	8,529
Total Energy Services and Products	41,386	52,979	141,114
ADTech	2,525	1,462	2,243
Corporate and Other	6,288	6,246	4,327
Total	$50,199	$60,687	$147,684

Geographic Operating Areas
On January 1, 2019 we adopted the lease standard, Topic 842, which requires lessees to recognize right-of-use assets. For 2021 and 2020, $146 million and $141 million of right-of-use operating lease assets are included in the following table which summarizes Property and Equipment, Net and Right-of-Use Operating Lease Assets by geographic area:

	December 31,
(in thousands)	2021	2020
Property and Equipment, Net and Right-of-Use Operating Lease Assets
Foreign:
Norway	$69,880	$85,844
Africa	49,874	58,976
United Kingdom	65,665	68,874
Asia and Australia	29,371	40,746
Brazil	59,318	68,314
Other	18,456	23,900
Total Foreign	292,564	346,654
United States	343,129	385,659
Total	$635,693	$732,313

Revenue is based on location where services are performed and products are manufactured. See Note 3—”Revenue” for disclosure of revenue by geographic area .
12. EMPLOYEE BENEFIT PLANS
Retirement Investment Plans
We have several employee retirement investment plans that, taken together, cover most of our full-time employees. The Oceaneering Retirement Investment Plan is a 401(k) plan in which U.S. employees may participate by deferring a portion of their gross monthly salary and directing us to contribute the deferred amount to the plan. We match a portion of the employees' deferred compensation. Our contributions to the 401(k) plan were $13 million, $14 million and $19 million for the plan years ended December 31, 2021, 2020 and 2019, respectively.
We also make matching contributions to foreign employee savings plans similar in nature to a 401(k) plan. In 2021, 2020 and 2019, these contributions, principally related to plans associated with the United Kingdom and Norwegian subsidiaries, were $11 million, $11 million and $12 million, respectively.

The Oceaneering International, Inc. Supplemental Executive Retirement Plan covers selected key management employees and executives, as approved by the Compensation Committee of our Board of Directors (the “Compensation Committee”). Under this plan, we accrue an amount determined as a percentage of the participant's gross monthly salary and the amounts accrued are treated as if they are invested in one or more investment vehicles pursuant to this plan. Expenses related to this plan during 2021, 2020 and 2019 were $1.8 million, $1.9 million and $3.0 million, respectively.
Incentive Plans
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
In 2021, 2020 and 2019, the Compensation Committee granted awards of performance units to certain of our key executives and employees. The performance units awarded are scheduled to vest in full on the third anniversary of the applicable award dates, or pro rata over three years if the participant meets certain age and years of service requirements. The Compensation Committee and the Board of Directors approved specific financial goals and measures (as defined), for each of the three-year periods ending December 31, 2023, 2022 and 2021 to be used as the basis for the final value of the performance units. The final value of the performance unit granted may range from $0 to $200 in each of 2021, 2020 and 2019. Upon vesting and determination of value, the value of the performance units will be payable in cash. Compensation expense related to the performance units was $9.4 million, $7.6 million and $9.7 million in 2021, 2020 and 2019, respectively. As of December 31, 2021, there were 265,042 performance units outstanding.
During 2021, 2020 and 2019, the Compensation Committee granted restricted units of our common stock to certain of our key executives and employees. During 2021, 2020 and 2019, our Board of Directors granted restricted common stock to our nonemployee directors. Over 85%, 80% and 80% of the grants made to our employees in 2021, 2020 and 2019, respectively, vest in full on the third anniversary of the award date, conditional upon continued employment. The remainder of the grants made to employees vest pro rata over three years, as these participants meet certain age and years-of-service requirements. For the grants of restricted stock units to each of the participant employees, the participant will be issued one share of our common stock for each of the participant's vested restricted stock units at the earlier of three years or, if the participant vested earlier after meeting the age and service requirements, following termination of employment or service. The grants of restricted stock to our nonemployee directors were scheduled to vest in full on the first anniversary of the award date, conditional upon continued service as a director, except for the 2021 grant to one director who retired from our board of directors as of the date of our annual meeting in May 2021, which vested on that date.
The Compensation Committee has a policy that Oceaneering will not provide U.S. federal income tax gross-up payments to any of its directors or executive officers in connection with future awards of restricted stock or stock units.
The additional tax charge realized from tax deductions less than the financial statement expense of our restricted stock grants was $0.5 million, $1.0 million and $1.0 million in 2021, 2020 and 2019, respectively. The 2021, 2020 and 2019 charges were recognized in our Consolidated Statements of Operations.

The following is a summary of our restricted stock and restricted stock unit activity for 2021, 2020 and 2019:

	Number	Weighted Average Fair Value	Aggregate Intrinsic Value
Balance as of December 31, 2018	1,443,897	23.27
Granted	957,734	18.12
Issued	(495,527)	48.65	$8,154,000
Forfeited	(164,769)	22.86
Balance as of December 31, 2019	1,741,335	22.62
Granted	1,007,383	10.23
Issued	(489,035)	25.55	$5,821,000
Forfeited	(304,337)	18.13
Balance as of December 31, 2020	1,955,346	16.20
Granted	1,333,689	11.80
Issued	(601,830)	24.46	$7,613,000
Forfeited	(239,946)	18.46
Balance as of December 31, 2021	2,447,259	16.70

The restricted stock units granted in 2021, 2020 and 2019 carry no voting rights and no dividend rights. Each grantee of shares of restricted common stock is deemed to be the record owner of those shares during the restriction period, with the right to vote and receive any dividends on those shares.
Grants of restricted stock units are valued at their estimated fair values as of their respective grant dates. The grants in 2021, 2020 and 2019 were subject only to vesting conditioned on continued employment or service as a nonemployee director; therefore, these grants were valued at the grant date fair market value using the closing price of our stock on the New York Stock Exchange.
Compensation expense under the restricted stock plans was $9.6 million, $7.5 million and $10 million for 2021, 2020 and 2019, respectively. As of December 31, 2021, we had $10.8 million of future expense to be recognized related to our restricted stock unit plans over a weighted average remaining life of 1.7 years.
Post-Employment Benefit
Pursuant to a service agreement we entered into with our former Chairman of the Board of Directors, we are obligated to provide for medical coverage on an after-tax basis to him, his spouse and two adult children for their lives. Our total accrued liabilities, current and long-term, under this post-employment benefit were $1.8 million as of both December 31, 2021 and 2020.