Form 10-Q
period 2022-03-31
OCEANEERING INTERNATIONAL INC
filed 2022-04-29
CIK 73756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
☐ Yes   ☑ No
Number of shares of Common Stock outstanding as of April 22, 2022: 100,253,589

Oceaneering International, Inc.
Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	Mar 31, 2022	Dec 31, 2021
(in thousands, except share data)
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$438,019	$538,114
Accounts receivable, net	303,436	262,960
Contract assets, net	171,951	164,847
Inventory, net	162,261	153,682
Other current assets	67,054	68,400
Total Current Assets	1,142,721	1,188,003
Property and equipment, at cost	2,476,639	2,452,421
Less accumulated depreciation	1,996,380	1,962,825
Net property and equipment	480,259	489,596
Other Assets:
Goodwill	34,940	34,908
Other noncurrent assets	101,986	104,255
Right-of-use operating lease assets	142,091	146,097
Total other assets	279,017	285,260
Total Assets	$1,901,997	$1,962,859
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$108,015	$122,327
Accrued liabilities	272,651	290,659
Contract liabilities	84,769	88,175
Total current liabilities	465,435	501,161
Long-term debt	701,808	702,067
Long-term operating lease liabilities	153,113	158,503
Other long-term liabilities	79,586	90,104
Commitments and contingencies
Equity:
Common stock, par value $0.25 per share; 360,000,000 shares authorized; 110,834,088 shares issued	27,709	27,709
Additional paid-in capital	148,060	173,608
Treasury stock; 10,580,499 and 11,033,098 shares, at cost	(605,893)	(631,811)
Retained earnings	1,282,703	1,301,913
Accumulated other comprehensive loss	(356,587)	(366,458)
Oceaneering shareholders' equity	495,992	504,961
Noncontrolling interest	6,063	6,063
Total equity	502,055	511,024
Total Liabilities and Equity	$1,901,997	$1,962,859

The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
(in thousands, except per share data)	2022	2021
Revenue	$446,159	$437,553
Cost of services and products	400,679	380,896
Gross margin	45,480	56,657
Selling, general and administrative expense	46,519	42,874
Income (loss) from operations	(1,039)	13,783
Interest income	796	519
Interest expense, net of amounts capitalized	(9,443)	(10,407)
Equity in income (losses) of unconsolidated affiliates	294	534
Other income (expense), net	444	(1,453)
Income (loss) before income taxes	(8,948)	2,976
Provision (benefit) for income taxes	10,262	12,341
Net Income (Loss)	$(19,210)	$(9,365)

Weighted-average shares outstanding
Basic	99,963	99,461
Diluted	99,963	99,461
Earnings (loss) per share
Basic	$(0.19)	$(0.09)
Diluted	$(0.19)	$(0.09)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three Months Ended March 31,
(in thousands)	2022	2021
Net income (loss)	$(19,210)	$(9,365)
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	9,871	(2,856)
Change in unrealized gains for available-for-sale debt securities (1)	—	1,054
Total other comprehensive income (loss)	9,871	(1,802)
Comprehensive income (loss)	$(9,339)	$(11,167)

(1)	There is no income tax expense or benefit associated with the three months ended March 31, 2022 and 2021 due to an offsetting valuation allowance.

The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
(in thousands)	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$(19,210)	$(9,365)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	32,019	36,471
Deferred income tax provision (benefit)	(168)	(1,136)
Net loss (gain) on sales of property and equipment	(36)	152
Noncash compensation	2,572	3,161
Noncash impact of lease accounting	(1,776)	(2,542)
Excluding the effects of acquisitions, increase (decrease) in cash from:
Accounts receivable and contract assets	(47,580)	(11,616)
Inventory	(8,578)	10,628
Other operating assets	2,948	(1,672)
Currency translation effect on working capital, excluding cash	5,359	(670)
Current liabilities	(35,726)	(20,373)
Other operating liabilities	(10,325)	(4,761)
Total adjustments to net income (loss)	(61,291)	7,642
Net Cash Provided by (Used in) Operating Activities	(80,501)	(1,723)
Cash Flows from Investing Activities:
Purchases of property and equipment	(19,319)	(10,699)
Proceeds from redemption of investments in Angolan bonds	—	2,361
Distributions of capital from unconsolidated affiliates	—	1,195
Proceeds from sale of property and equipment	36	2,136
Net Cash Provided by (Used in) Investing Activities	(19,283)	(5,007)
Cash Flows from Financing Activities:
Other financing activities	(2,202)	(1,806)
Net Cash Provided by (Used in) Financing Activities	(2,202)	(1,806)
Effect of exchange rates on cash	1,891	(737)
Net Increase (Decrease) in Cash and Cash Equivalents	(100,095)	(9,273)
Cash and Cash Equivalents—Beginning of Period	538,114	452,016
Cash and Cash Equivalents—End of Period	$438,019	$442,743

The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Oceaneering Shareholders' Equity	Non-controlling Interest	Total Equity
(in thousands)
Balance, December 31, 2021	$27,709	$173,608	$(631,811)	$1,301,913	$(366,458)	$504,961	$6,063	$511,024
Net income (loss)	—	—	—	(19,210)	—	(19,210)	—	(19,210)
Other comprehensive income (loss)	—	—	—	—	9,871	9,871	—	9,871
Restricted stock unit activity	—	(19,082)	19,452	—	—	370	—	370
Restricted stock activity	—	(6,466)	6,466	—	—	—	—	—
Balance, March 31, 2022	$27,709	$148,060	$(605,893)	$1,282,703	$(356,587)	$495,992	$6,063	$502,055

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Oceaneering Shareholders' Equity	Non-controlling Interest	Total Equity
(in thousands)
Balance, December 31, 2020	$27,709	$192,492	$(660,021)	$1,351,220	$(359,306)	$552,094	$6,063	$558,157
Net income (loss)	—	—	—	(9,365)	—	(9,365)	—	(9,365)
Other comprehensive income (loss)	—	—	—	—	(1,802)	(1,802)	—	(1,802)
Restricted stock unit activity	—	(13,642)	14,997	—	—	1,355	—	1,355
Restricted stock activity	—	(10,439)	10,439	—	—	—	—	—
Balance, March 31, 2021	$27,709	$168,411	$(634,585)	$1,341,855	$(361,108)	$542,282	$6,063	$548,345

The accompanying Notes are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    SUMMARY OF MAJOR ACCOUNTING POLICIES

Basis of Presentation. Oceaneering International, Inc. (“Oceaneering,” “we” or “us”) has prepared these unaudited consolidated financial statements pursuant to instructions for quarterly reports on Form 10-Q, which we are required to file with the United States Securities and Exchange Commission (the “SEC”). These financial statements do not include all information and footnotes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). These financial statements reflect all adjustments that we believe are necessary to present fairly our financial position as of March 31, 2022 and our results of operations and cash flows for the periods presented. Except as otherwise disclosed herein, all such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in our annual report on Form 10-K for the year ended December 31, 2021. The results for interim periods are not necessarily indicative of annual results.
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
We are monitoring the impacts from the coronavirus (“COVID-19”) outbreak, the Russia-Ukraine conflict and volatility in the oil and natural gas markets on our customers and various counterparties. We have considered the current and expected economic and market conditions, as a result of COVID-19 and the Russia-Ukraine conflict, in calculating credit loss expense for the three-month periods ended March 31, 2022 and 2021 and determined the impacts are de minimis.
As of March 31, 2022, our allowance for credit losses was $0.7 million for accounts receivable and $0.3 million for other receivables.
Financial assets are written off when deemed uncollectible and there is no reasonable expectation of recovering the contractual cash flows. During the three-month period ended March 31, 2022, we did not write off any financial assets.

We have elected to apply the practical expedient available under Accounting Standards Codification (“ASC”) Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” as amended (“ASC 326”), to exclude the accrued interest receivable balance that is included in our held-to-maturity loans receivable. The amount excluded as of March 31, 2022 and December 31, 2021 was $1.2 million.
Accounts receivable are considered to be past-due after the end of the contractual terms agreed to with the customer. There were no material past-due amounts that we consider uncollectible for our financial assets as of March 31, 2022. We generally do not require collateral from our customers.
Inventory. Inventory is valued at the lower of cost or net realizable value. We determine cost using the weighted-average method. We periodically review the value of items in inventory and record write-downs or write-offs of inventory based on our assessment of market conditions. Write-downs and write-offs are charged to cost of services and products. We did not record any write-downs or write-offs of inventory in the three-month periods ended March 31, 2022 and 2021.
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
We capitalize interest on assets where the construction period is anticipated to be more than three months. We did not capitalize interest in the three-month periods ended March 31, 2022 and 2021. We do not allocate general administrative costs to capital projects.
Long-lived intangible assets, primarily acquired in connection with business combinations, include trade names, intellectual property and customer relationships and are being amortized over their respective estimated useful lives.
Our management periodically, and upon the occurrence of a triggering event, reviews the realizability of our property and equipment, long-lived intangible assets and right-of-use operating lease assets to determine whether any events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable. For long-lived assets to be held and used, we base our evaluation on impairment indicators such as the nature of the assets, the future economic benefits of the assets, any historical or future profitability measurements and other external market conditions or factors that may be present. If such impairment indicators are present or other factors exist that indicate that the carrying amount of an asset may not be recoverable, we determine whether an impairment has occurred through the use of an undiscounted cash flows analysis of the asset at the lowest level for which identifiable cash flows exist. If an impairment has occurred, we recognize a loss for the difference between the carrying amount and the fair value of the asset. We did not identify indicators of impairment for property and equipment, long-lived intangible assets or right-of-use operating lease assets for the three-month periods ended March 31, 2022 and 2021.
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
In our annual evaluation of goodwill, we perform a qualitative or quantitative impairment test. Under the qualitative approach, if we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we are required to perform the quantitative analysis to determine the fair value for the reporting unit. We then compare the fair value of the reporting unit with its carrying amount and recognize an impairment loss for the amount by which the carrying amount exceeds the fair value of the reporting unit. The loss recognized should not exceed the total amount of goodwill allocated to the reporting unit. We also consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. We did not identify indicators of impairment for goodwill for the three-month periods ended March 31, 2022 and 2021.

Foreign Currency Translation. The functional currency for most of our foreign subsidiaries is the applicable local currency. Results of operations for foreign subsidiaries with functional currencies other than the U.S. dollar are translated into U.S. dollars using average exchange rates during the period. Assets and liabilities of these foreign subsidiaries are translated into U.S. dollars using the exchange rates in effect as of the balance sheet date, and the resulting translation adjustments are recognized, net of tax, in accumulated other comprehensive income (loss) as a component of shareholders' equity. All foreign currency transaction gains and losses are recognized currently in the Consolidated Statements of Operations. We recorded $0.4 million and $(1.9) million of foreign currency transaction gains (losses) in the three-month periods ended March 31, 2022 and 2021, respectively. Those amounts are included as a component of other income (expense), net in our Consolidated Statement of Operations.
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
We apply judgment in the determination and allocation of transaction price to performance obligations, and the subsequent recognition of revenue, based on the facts and circumstances of each contract. We routinely review estimates related to our contracts and, when required, reflect revisions to profitability in earnings immediately. If an element of variable consideration has the potential for a significant future reversal of revenue, we will constrain that variable consideration to a level intended to remove the potential future reversal. If a current estimate of total contract cost indicates an ultimate loss on a contract, we recognize the projected loss in full when we determine it. We did not have any material adjustments to transaction prices during the three months ended March 31, 2022 and 2021. There could be significant adjustments to overall contract costs in the future, due to changes in facts and circumstances.
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

2.    ACCOUNTING STANDARDS UPDATE
Recently Issued Accounting Standards. In March 2020, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” which provides temporary optional expedients and exceptions to existing guidance on applying contract modifications and hedge accounting to facilitate the market transition from existing reference rates, such as the London Interbank Offered Rate (“LIBOR”), which is scheduled to be phased out in June 2023, to alternate rates such as the Secured Overnight Financing Rate (“SOFR”). This ASU was effective upon issuance and can be applied prospectively through December 31, 2022. Our prior five-year revolving credit facility, which has been replaced, referenced LIBOR-based rates. We will apply this guidance in connection with our entry into our new senior secured credit facility in April 2022, which references SOFR rates. See Note 10—“Subsequent Event” for information on the retirement of our prior revolving credit facility and entry into our new senior secured credit facility in April 2022. We do not expect this ASU to have a material impact on our consolidated financial statements, but will continue to monitor potential impacts until the transition to this standard is complete.

3.    REVENUE

Revenue by Category

The following tables presents revenue disaggregated by business segment, geographical region, and timing of transfer of goods or services.

	Three Months Ended
(in thousands)	Mar 31, 2022	Mar 31, 2021
Business Segment:
Energy Services and Products
Subsea Robotics	$127,989	$119,119
Manufactured Products	82,692	86,825
Offshore Projects Group	97,397	89,234
Integrity Management & Digital Solutions	56,570	54,048
Total Energy Services and Products	364,648	349,226
Aerospace and Defense Technologies	81,511	88,327
Total	$446,159	$437,553

Geographic Operating Areas:
Foreign:
Africa	$63,409	$62,792
Asia and Australia	49,561	37,547
Norway	45,277	52,294
United Kingdom	38,757	43,180
Brazil	30,351	20,653
Other	23,048	20,435
Total Foreign	250,403	236,901
United States	195,756	200,652
Total	$446,159	$437,553

Timing of Transfer of Goods or Services:
Revenue recognized over time	$417,003	$408,173
Revenue recognized at a point in time	29,156	29,380
Total	$446,159	$437,553

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

The following table provides information about contract assets and contract liabilities from contracts with customers.

	Three months ended
(in thousands)	Mar 31, 2022	Mar 31, 2021
Total contract assets, beginning of period	$164,847	$221,997
Revenue accrued	414,636	411,653
Amounts billed	(407,532)	(388,303)
Total contract assets, end of period	$171,951	$245,347

Total contract liabilities, beginning of period	$88,175	$50,046
Deferrals of milestone payments	27,101	24,637
Recognition of revenue for goods and services	(30,507)	(26,777)
Total contract liabilities, end of period	$84,769	$47,906

Performance Obligations

As of March 31, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations that were unsatisfied (or partially unsatisfied) was $229 million. In arriving at this value, we have used two expedients available to us and are not disclosing amounts in relation to performance obligations: (1) that are part of contracts with an original expected duration of one year or less; or (2) on contracts where we recognize revenue in line with the billing. Of this amount, we expect to recognize revenue of $190 million over the next 12 months, and we expect to recognize substantially all of the remaining balance of $39 million within the next 24 months.
Due to the nature of our service contracts in our Subsea Robotics, OPG, Integrity Management & Digital Solutions (“IMDS”) and ADTech segments, the majority of our contracts either have initial contract terms of one year or less or have customer option cancellation clauses that lead us to consider the original expected duration of one year or less.
In our Manufactured Products and ADTech segments, we have long-term contracts that extend beyond one year, and these make up the majority of the performance obligations balance reported as of March 31, 2022. We also have shorter-term product contracts with an expected original duration of one year or less that have been excluded.
Where appropriate, we have made estimates within the transaction price of elements of variable consideration within the contracts and constrained those amounts to a level where we consider it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. The amount of revenue recognized in the three months ended March 31, 2022 and 2021 that was associated with performance obligations completed or partially completed in prior periods was not significant.
As of March 31, 2022, there were no significant outstanding liability balances for refunds or returns due to the nature of our contracts and the services and products we provide. Our warranties are limited to assurance warranties that are of a standard length and are not considered to be material rights. The majority of our contracts consist of a single performance obligation. When there are multiple obligations, we look for observable evidence of stand-alone selling prices on which to base the allocation. This involves judgment as to the appropriateness of the observable evidence relating to the facts and circumstances of the contract. If we do not have observable evidence, we estimate stand-alone selling prices by taking a cost-plus-margin approach, using typical margins from the type of product or service, customer and regional geography involved.

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

Costs to fulfill a contract primarily consist of certain mobilization costs incurred to provide services or products to our customers. These costs are deferred and amortized over the period of contract performance. The closing balance of costs to fulfill a contract was $8.6 million and $7.8 million as of March 31, 2022 and December 31, 2021, respectively. For the three-month periods ended March 31, 2022 and 2021, we recorded amortization expense of $1.8 million and $1.0 million, respectively. No impairment costs were recognized.

4.    INCOME TAXES

Our tax provision is based on (1) our earnings for the period and other factors affecting the tax provision and (2) the operations of foreign branches and subsidiaries that are subject to local income and withholding taxes. Factors that affect our tax rate include our profitability levels in general and the geographical mix of our results. The effective tax rate for the three-month periods ended March 31, 2022 and 2021 was different than the U.S. federal statutory rate of 21%, primarily due to the geographical mix of revenue and earnings, changes in valuation allowances and uncertain tax positions, and other discrete items; therefore, we do not believe a discussion of the effective tax rate is meaningful. We continue to make an assertion to indefinitely reinvest the unrepatriated earnings of any foreign subsidiary that would incur incremental tax consequences upon the distribution of such earnings.

On March 27, 2020, the U.S. Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law in the United States. In accordance with the rules and procedures under the CARES Act, we filed certain refund claims to carry back a portion of our U.S. net operating loss. Prior to enactment of the CARES Act, such net operating losses could only be carried forward. As a result, we expect to receive combined refunds of approximately $33 million, of which we have received $10 million as of March 31, 2022. The remaining refunds are classified as accounts receivable, net, in our consolidated balance sheet as of March 31, 2022.
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
We have accrued a net total of $15 million and $12 million in other long-term liabilities on our balance sheet for worldwide unrecognized tax liabilities as of March 31, 2022 and December 31, 2021, respectively. We account for any applicable interest and penalties related to uncertain tax positions as a component of our provision for income taxes in our consolidated financial statements. Changes in our management's judgment related to those liabilities would affect our effective income tax rate in the periods of change.
Our tax returns are subject to audit by taxing authorities in multiple jurisdictions. These audits often take years to complete and settle. The following table lists the earliest tax years open to examination by tax authorities where we have significant operations:

Jurisdiction	Periods
United States	2014
United Kingdom	2019
Norway	2017
Angola	2013
Brazil	2017
Australia	2017

We have ongoing tax audits in various jurisdictions. The outcome of these audits may have an impact on uncertain tax positions for income tax returns subsequently filed in those jurisdictions.

5.    SELECTED BALANCE SHEET INFORMATION
The following is information regarding selected balance sheet accounts:

(in thousands)	Mar 31, 2022	Dec 31, 2021
Inventory:
Remotely operated vehicle parts and components	$73,411	$72,572
Other inventory, primarily raw materials	88,850	81,110
Total	$162,261	$153,682

Other current assets:
Prepaid expenses	$60,825	$62,171
Angolan bonds	6,229	6,229
Total	$67,054	$68,400

Accrued liabilities:
Payroll and related costs	$108,132	$134,538
Accrued job costs	51,022	49,032
Income taxes payable	39,395	35,826
Current operating lease liability	20,021	18,781
Other	54,081	52,482
Total	$272,651	$290,659

6.    DEBT
Long-term debt consisted of the following:

(in thousands)	Mar 31, 2022	Dec 31, 2021
4.650% Senior Notes due 2024	$400,000	$400,000
6.000% Senior Notes due 2028	300,000	300,000
Interest rate swap settlements	6,037	6,572
Unamortized debt issuance costs	(4,229)	(4,505)
Long-term debt	$701,808	$702,067

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

We may redeem some or all of the 2024 Senior Notes and 2028 Senior Notes (collectively, the “Senior Notes”) at specified redemption prices. In the three months ended March 31, 2022 and 2021, we did not repurchase any of the Senior Notes.

In October 2014, we entered into a credit agreement (as amended, the “Prior Credit Agreement”) with a group of banks. The Prior Credit Agreement initially provided for a $500 million five-year revolving credit facility (the “Prior Revolving Credit Facility”). The Prior Credit Agreement also provided for a $300 million term loan, which we repaid in full in February 2018, using net proceeds from the issuance of our 2028 Senior Notes referred to above, and cash on hand.

In February 2018, we entered into Agreement and Amendment No. 4 to the Prior Credit Agreement ("Amendment No. 4"). Amendment No. 4 amended the Prior Credit Agreement to, among other things, extend the maturity of the Prior Revolving Credit Facility to January 25, 2023. As of March 31, 2022, we had no borrowings outstanding under the Prior Revolving Credit Facility. See Note 10—“Subsequent Event” for information on the retirement of our Prior Revolving Credit Facility and entry into a new senior secured credit facility in April 2022. As of March 31, 2022, we were in compliance with all the covenants set forth in the Prior Credit Agreement.

We had two interest rate swaps in place relating to a total of $200 million of the 2024 Senior Notes for the period to November 2024. The agreements swapped the fixed interest rate of 4.65% on $100 million of the 2024 Senior Notes to the floating rate of one-month LIBOR plus 2.426% and on another $100 million to one-month LIBOR plus 2.823%. In March 2020, we settled both interest rate swaps with the counterparty for cash proceeds of $13 million. The settlement resulted in a $13 million increase to our long-term debt balance that will be amortized to interest expense prospectively through the maturity date for the 2024 Senior Notes using the effective interest method. As a result, we amortized $0.5 million and $0.6 million, respectively, to interest expense for the in the three-month periods ended March 31, 2022 and 2021.

We incurred $6.9 million and $4.2 million of issuance costs related to the 2024 Senior Notes and the 2028 Senior Notes, respectively, and $3.0 million of new loan costs, including costs of the amendments prior to Amendment No. 4, related to the Prior Credit Agreement. These costs, net of accumulated amortization, are included as a reduction of long-term debt on our Consolidated Balance Sheets, as they pertain to the Senior Notes, and in other noncurrent assets, as they pertain to the Prior Credit Agreement. We are amortizing these costs to interest expense through the respective maturity dates for the Senior Notes and the Prior Credit Agreement using the straight-line method, which approximate the effective interest rate method. See Note 10—“Subsequent Event” for information on the retirement of the Prior Revolving Credit Facility and entry into a new senior secured credit facility in April 2022.

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

We estimated the aggregate fair market value of the Senior Notes to be $688 million as of March 31, 2022, based on quoted prices. Since the market for the Senior Notes is not an active market, the fair value of the Senior Notes is classified within Level 2 in the fair value hierarchy under U.S. GAAP (inputs other than quoted prices in active markets for similar assets and liabilities that are observable or can be corroborated by observable market data for substantially the full terms for the assets or liabilities).

Foreign currency gains (losses) related to the Angolan kwanza of $0.9 million and $(1.4) million in the three-month periods ended March 31, 2022 and 2021, respectively, were primarily related to increasing (declining) exchange rates for the Angolan kwanza relative to the U.S. dollar. We recorded foreign currency transaction gains (losses) related to the Angolan kwanza as a component of other income (expense), net in our Consolidated Statements of Operations.
Any conversion of cash balances from kwanza to U.S. dollars is controlled by the central bank in Angola. As of March 31, 2022 and December 31, 2021, we had the equivalent of approximately $1.7 million and $1.0 million, respectively, of kwanza cash balances in Angola reflected on our Consolidated Balance Sheets.
To mitigate our currency exposure risk in Angola, we have used kwanza to purchase equivalent Angolan central bank (Banco Nacional de Angola) bonds. The bonds are denominated as U.S. dollar equivalents, so that, upon payment of semi-annual interest and principal upon maturity, payment is made in kwanza, equivalent to the respective U.S. dollars at the then-current exchange rate. As of March 31, 2022 and December 31, 2021, we had $6.2 million, respectively, of Angolan bonds on our Consolidated Balance Sheets. Because we intend to sell the bonds if we are able to repatriate the proceeds, we have classified these bonds as available-for-sale securities, and they are recorded in other current assets in our Consolidated Balance Sheets. During the three-month period ended March 31, 2021, we sold a portion of these bonds for $2.4 million and recognized a gain of $0.3 million as a component of other income (expense), net in our Consolidated Statement of Operations. We did not sell any of our Angolan bonds in the three-month period ended March 31, 2022.
We estimated the fair market value of the Angolan bonds to be $6.4 million as of March 31, 2022 and December 31, 2021, respectively, using quoted market prices. Since the market for the Angolan bonds is not an active market, the fair value of the Angolan bonds is classified within Level 2 in the fair value hierarchy under U.S. GAAP. As of March 31, 2022 and December 31, 2021, we have $0.2 million in unrealized gains, net of tax, related to these bonds as a component of accumulated other comprehensive loss in our Consolidated Balance Sheets.

In the three-month period ended June 30, 2021, we were notified by a customer in our Manufactured Products segment that it was suspending a contract that was substantially complete. Specific to this contract, we billed and received $18 million of accounts receivable in the first quarter of 2022. As of March 31, 2022, we had outstanding contract assets of approximately $17 million for the contract and contract liabilities of $5.8 million prepaid for storage of components. As of December 31, 2021, we had outstanding contract assets of approximately $33 million for the contract and contract liabilities of $11 million prepaid for storage of components. We are in discussions with the customer concerning the timing of remaining payments. We continue to believe that we will realize these contract assets at their book values, although we can provide no assurance as to the timing of receipt of the remaining payments.

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
Share-Based Compensation. Annually, the Compensation Committee granted restricted units of our common stock to certain of our key executives and employees and restricted common stock to our nonemployee directors. The restricted stock units granted to our key executives and key employees generally vest in full on the third anniversary of the award date, conditional on continued employment. The restricted stock unit grants can vest pro rata over three years, provided the individual meets certain age and years-of-service requirements. The grants of restricted stock to our nonemployee directors were scheduled to vest in full on the first anniversary of the award date, conditional upon continued service as a director, except for the 2021 grant to one director who retired from our board of directors as of the date of our annual meeting of shareholders in May 2021, which vested on that date.

Each grantee of shares of restricted stock is deemed to be the record owner of those shares during the restriction period, with the right to vote and receive any dividends on those shares. The restricted stock units outstanding have no voting or dividend rights.
For each of the restricted stock units granted in 2020 through March 31, 2022, at the earlier of three years after grant or at termination of employment or service, the grantee will be issued one share of our common stock for each unit vested. As of March 31, 2022 and December 31, 2021, respective totals of 2,653,723 and 2,447,259 shares of restricted stock and restricted stock units were outstanding.
We estimate that share-based compensation cost not yet recognized related to shares of restricted stock or restricted stock units, based on their grant-date fair values, was $20 million as of March 31, 2022. This expense is being recognized on a graded-vesting basis over three years for awards attributable to individuals meeting certain age and years-of-service requirements, and on a straight-line basis over the applicable vesting period of one or three years for the other awards.
Share Repurchase Plan. In December 2014, our Board of Directors approved a share repurchase program under which we may repurchase up to 10 million shares of our common stock on a discretionary basis. Under the program, which has no expiration date, we had repurchased 2.0 million shares for $100 million through December 31, 2015. We have not repurchased any shares under this plan since 2015, and are not obligated to make any future repurchases. We account for the shares we hold in treasury under the cost method, at average cost.

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

Our Energy Services and Products business leverages our asset base and capabilities for providing services and products for offshore energy operations, inclusive of the offshore renewable energy market. Our Energy Services and Products segments are:

•Subsea Robotics—Our Subsea Robotics segment provides the following:
◦Remotely Operated Vehicles (“ROVs”) for drill support and vessel-based services, including subsea hardware installation, construction, pipeline inspection, survey and facilities inspection, maintenance and repair;
◦ROV tooling; and
◦survey services, including hydrographic survey and positioning services and autonomous underwater vehicles for geoscience.

•Manufactured Products—Our Manufactured Products segment provides the following:
◦distribution and connection systems including production control umbilicals and field development hardware and pipeline connection and repair systems to the energy industry; and
◦autonomous mobile robot technology and entertainment systems to a variety of industries.

•Offshore Projects Group—Our OPG segment provides the following:
◦subsea installation and intervention, including riserless light well intervention services, inspection, maintenance and repair (“IMR”) services, principally in the U.S. Gulf of Mexico and offshore Angola, utilizing owned and charter vessels;
◦installation and workover control systems and ROV workover control systems;
◦project management and engineering; and
◦drill pipe riser services and systems and wellhead load relief solutions.

•Integrity Management & Digital Solutions—Our IMDS segment provides the following:
◦asset integrity management services;
◦software and analytical solutions for the bulk cargo maritime industry; and
◦software, digital and connectivity solutions for the energy industry.

Our Aerospace and Defense Technologies segment provides services and products, including engineering and related manufacturing in defense and space exploration activities, principally to U.S. Government agencies and their prime contractors.

Unallocated Expenses are those not associated with a specific business segment. These consist of expenses related to our incentive and deferred compensation plans, including restricted stock and bonuses, as well as other general expenses, including corporate administrative expenses.

There are no differences in the basis of segmentation or in the basis of measurement of segment profit or loss from those used in our consolidated financial statements for the year ended December 31, 2021.
The table that follows presents revenue, income (loss) from operations and depreciation and amortization expense, by business segment:

	Three Months Ended
(in thousands)	Mar 31, 2022	Mar 31, 2021	Dec 31, 2021
Revenue
Energy Services and Products
Subsea Robotics	$127,989	$119,119	$134,315
Manufactured Products	82,692	86,825	102,940
Offshore Projects Group	97,397	89,234	85,356
Integrity Management & Digital Solutions	56,570	54,048	60,469
Total Energy Services and Products	364,648	349,226	383,080
Aerospace and Defense Technologies	81,511	88,327	83,629
Total	$446,159	$437,553	$466,709
Income (Loss) from Operations
Energy Services and Products
Subsea Robotics	$11,552	$14,619	$21,012
Manufactured Products	2,643	2,753	(20,228)
Offshore Projects Group	666	8,813	6,754
Integrity Management & Digital Solutions	3,508	2,474	6,015
Total Energy Services and Products	18,369	28,659	13,553
Aerospace and Defense Technologies	11,844	16,839	10,562
Unallocated Expenses	(31,252)	(31,715)	(36,687)
Total	$(1,039)	$13,783	$(12,572)
Depreciation and Amortization
Energy Services and Products
Subsea Robotics	$19,001	$22,952	$21,029
Manufactured Products	3,072	3,227	3,111
Offshore Projects Group	7,297	7,125	7,405
Integrity Management & Digital Solutions	1,030	1,124	1,091
Total Energy Services and Products	30,400	34,428	32,636
Aerospace and Defense Technologies	656	1,276	676
Unallocated Expenses	963	767	474
Total	$32,019	$36,471	$33,786

We determine Income (Loss) from Operations for each business segment before interest income or expense, other income (expense) and provision for income taxes. We do not consider an allocation of these items to be practical.

Income (Loss) from Operations
During the three-month period ended March 31, 2021 and December 31, 2021, we recorded adjustments attributable to each of our reporting segments as follows:

	For the Three Months Ended March 31, 2021
(in thousands)	Subsea Robotics	Manufactured Products	OPG	IMDS	ADTech	Unallocated Expenses	Total
Adjustments for the effects of:
Other	$395	$537	$149	$217	$10	$—	$1,308
Total of adjustments	$395	$537	$149	$217	$10	$—	$1,308

	For the Three Months Ended December 31, 2021
(in thousands)	Subsea Robotics	Manufactured Products	OPG	IMDS	ADTech	Unallocated Expenses	Total
Adjustments for the effects of:
Provision for Evergrande losses, net	$—	$29,549	$—	$—	$—	$—	29,549
Total of adjustments	$—	$29,549	$—	$—	$—	$—	$29,549
There were no adjustments of a similar nature during the three-month period ended March 31, 2022.

Depreciation and Amortization

Depreciation expense on property and equipment, reflected in Depreciation and Amortization, was $30 million, $35 million and $33 million in the three-month periods ended March 31, 2022 and 2021 and December 31, 2021, respectively.

Amortization expense on long-lived intangible assets, reflected in Depreciation and Amortization, was $1.6 million, $1.3 million and $0.9 million in the three-month periods ended March 31, 2022 and 2021 and December 31, 2021, respectively.

10.    SUBSEQUENT EVENT

On April 8, 2022, we entered into a new senior secured revolving credit facility with a group of banks (“Revolving Credit Facility”) that will mature in April 2026.

The Revolving Credit Facility provides a borrowing base of $215 million and includes a $100 million sublimit for the issuance of letters of credit. The Revolving Credit Facility matures in April 2026. Our obligations under the credit agreement are guaranteed by our subsidiaries Grayloc Products, L.L.C., Marine Production Systems, Ltd. and Oceaneering Canada Limited (collectively, the “Guarantors”). Obligations under the Revolving Credit Facility are secured by first priority liens on certain of our assets and those of the Guarantors, including, among other things, intellectual property, inventory, accounts receivable, equipment and equity interests in subsidiaries.

We may borrow under the Revolving Credit Facility at either (1) a base rate, determined as the greatest of (A) the prime rate of Wells Fargo Bank, National Association, (B) the federal funds effective rate plus 1⁄2 of 1% and (C) Adjusted Term SOFR (as defined in the credit agreement governing the Revolving Credit Facility) for a one-month tenor plus 1%, in each case plus the applicable margin, which varies from 1.25% to 2.25% depending on our Consolidated Net Leverage Ratio (as defined in the credit agreement governing the Revolving Credit Facility), or (2) Adjusted Term SOFR plus the applicable margin, which varies from 2.25% to 3.25% depending on our Consolidated Net Leverage Ratio. We will also pay a facility fee based on the amount of the underlying commitment that is being utilized, which fee varies from 0.300% to 0.375%, with the higher rate owed when we use the facility less.

The Revolving Credit Facility includes financial covenants that are tested on a quarterly basis, based on the rolling four-quarter period that ends on the last day of each fiscal quarter. The maximum permitted Consolidated Net Leverage Ratio is initially 4.00 to 1.00 and decreases to 3.25 to 1.00 during the term of the facility. The minimum Consolidated Interest Coverage Ratio (as defined in the credit agreement governing the Revolving Credit Facility) is 3.00 to 1.00 throughout the term of the facility. In addition, the Revolving Credit Facility contains various covenants that we believe are customary for agreements of this nature, including, but not limited to, restrictions on our ability and the ability of each of our subsidiaries to incur debt, grant liens, make certain investments, make distributions, merge or consolidate, sell assets and enter into certain restrictive agreements.

In connection with entering into the Revolving Credit Facility, on April 8, 2022, we terminated our Prior Revolving Credit Facility. No borrowings were outstanding under the Prior Revolving Credit Facility. We repaid all accrued fees and expenses in connection with the termination of the Prior Revolving Credit Facility and all commitments thereunder were terminated. No early termination penalties were incurred in connection with the termination of the Prior Revolving Credit Facility.

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements we make in this quarterly report on Form 10-Q are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements include, without limitation, statements regarding our expectations about:
•the impacts of the coronavirus (“COVID-19”) pandemic and the Russia-Ukraine conflict on the United States and the global economy, as well as on our business;
•our second-quarter 2022 operating results and the contributions from our segments to those results, as well as the amount of Unallocated Expenses for the second quarter;
•tax refunds under the U.S. Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and other tax refunds;
•our cash tax payments and projected capital expenditures for 2022;
•free cash flow, which we define as net cash provided by operating activities less cash paid for purchases of property and equipment, in 2022 and in future periods;
•increased costs to operate our business, including the availability and market for our chartered vessels;
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
•our expectations about growth in the area of energy transition;
•seasonality; and
•industry conditions.

These forward-looking statements are subject to various risks, uncertainties and assumptions, including those we have referred to under the headings “Risk Factors” and “Cautionary Statement Concerning Forward-Looking Statements” in Part I of our annual report on Form 10-K for the year ended December 31, 2021. Although we believe that the expectations reflected in such forward-looking statements are reasonable, because of the inherent limitations in the forecasting process, as well as the relatively volatile nature of the industries in which we operate, we can give no assurance that those expectations will prove to have been correct. Accordingly, evaluation of our future prospects must be made with caution when relying on forward-looking information.

The following discussion should be read in conjunction with “Management's Discussion and Analysis of Financial Condition and Results of Operations” included in our annual report on Form 10-K for the year ended December 31, 2021.

Overview of our Results and Guidance

Our diluted earnings (loss) per share for the three-month period ended March 31, 2022 were $(0.19), as compared to $(0.39) in the immediately preceding quarter and $(0.09) for the corresponding period of the prior year. The three months ended March 31, 2022 operating results unfolded largely as expected, with higher costs for hiring and training of personnel and mobilization of equipment, as we prepared for significant activity increases which are expected for the remainder of 2022. These additional costs negatively impacted our financial results in the first quarter of 2022, mostly within our energy segments, but each of our operating segments still generated positive operating income in the first quarter of 2022. In addition to these preparatory costs, our Offshore Projects Group (“OPG”) segment experienced cost overruns on a project and schedule changes that affected the timing of project work. The OPG shortfall was largely offset by lower Unallocated Expenses and slightly improved results from our Aerospace and Defense Technologies (“ADTech”) segment.

During the first quarter of 2022, we utilized $81 million of cash in operating activities, primarily due to an increase in working capital associated with accounts receivable reflecting higher project milestones and customers payments in the fourth quarter of 2021 that were not replicated in the first quarter of 2022, along with cash utilized in the first quarter of 2022 for increased operating costs as we prepare for higher expected activity levels in the remainder of 2022 and payments for accrued employee incentive payments related to attainment of specific performance goals in prior periods. In addition, $19 million of cash was used for maintenance and growth capital expenditures. These items were the largest contributors to our $100 million cash reduction during the first quarter of 2022.
We believe market conditions continue to be supportive of a robust ramp-up in activity and pricing improvements, beginning in the second quarter of 2022 and continuing for the remainder of the year. In the second quarter of 2022, we expect significantly higher activity levels and operating results improvement in our Subsea Robotics and OPG segments, increased activity levels and operating results improvement in our Integrity Management & Digital Solutions (“IMDS”) and ADTech segments, and higher activity levels in our Manufactured Products segment. Unallocated Expenses are expected to average in the mid-$30 million range.
Results of Operations

We operate in five business segments. Our segments are contained within two businesses—services and products provided primarily to the oil and gas industry, and to a lesser extent, the offshore renewables industry (“Energy Services and Products”), and services and products provided to non-energy industries (ADTech). Our four business segments within the Energy Services and Products business are Subsea Robotics, Manufactured Products, OPG and IMDS. We report our ADTech business as one segment. Our Unallocated Expenses are those not associated with a specific business segment.

Consolidated revenue and profitability information are as follows:

	Three Months Ended
(dollars in thousands)	Mar 31, 2022	Mar 31, 2021	Dec 31, 2021
Revenue	$446,159	$437,553	$466,709
Gross Margin	45,480	56,657	79,163
Gross Margin %	10%	13%	17%
Operating Income (Loss)	(1,039)	13,783	(12,572)
Operating Income (Loss) %	—%	3%	(3)%

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

We had operating income (losses) of $(1.0) million, $14 million and $(13) million in the three-month periods ended March 31, 2022, March 31, 2021 and December 31, 2021, respectively. Included in our operating income (losses) for the three months ended March 31, 2021 were charges of $1.3 million for other costs we recognized as we adapted our geographic footprint and staffing levels to the conditions of the markets we serve. Included in our operating income (losses) for the three months ended December 31, 2021 were charges of $30 million primarily due to the net loss related to the termination of a number of entertainment ride systems contracts with the financially embattled developer, China Evergrande Group and its affiliated companies (collectively, “Evergrande”). Charges included in the three months ended March 31, 2021 and December 31, 2021 are summarized as follows:

	For the three months ended March 31, 2021
(in thousands)	Subsea Robotics	Manufactured Products	Offshore Projects Group	Integrity Management & Digital Solutions	Aerospace and Defense Technologies	Unallocated Expenses	Total
Charges for the effects of:
Other	$395	$537	$149	$217	$10	$—	$1,308
Total charges	$395	$537	$149	$217	$10	$—	$1,308

	For the three months ended December 31, 2021
(in thousands)	Subsea Robotics	Manufactured Products	Offshore Projects Group	Integrity Management & Digital Solutions	Aerospace and Defense Technologies	Unallocated Expenses	Total
Charges for the effects of:
Provision for Evergrande losses, net	$—	$29,549	$—	$—	$—	$—	$29,549
Total charges	$—	$29,549	$—	$—	$—	$—	$29,549

There were no such charges of a similar nature during the three-month period ended March 31, 2022.

Energy Services and Products

The primary focus of our Energy Services and Products business over the last several years has been toward instituting operational efficiency programs that leverage our asset base and capabilities for providing services and products predominantly for offshore energy operations and subsea completions, inclusive of our customers’ capital and operating budgets. Increasingly, our efforts in our Energy Services business have focused on assisting our customers to reduce their carbon emissions in exploring for, developing and producing oil and natural gas and in addressing the ongoing energy transition. We are also focused on opportunities to develop and deploy our capabilities to grow business in offshore wind installations (both fixed and floating) and tidal energy solutions and to utilize our core competencies to provide engineered solutions to the wind, hydrogen and carbon-capture-and-sequestration (“CCS”) markets, as well as expanding our asset integrity management and digital solutions for those markets.

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

	Three Months Ended
(dollars in thousands)	Mar 31, 2022	Mar 31, 2021	Dec 31, 2021
Subsea Robotics
Revenue	$127,989	$119,119	$134,315
Gross Margin	21,958	24,078	28,199
Operating Income (Loss)	11,552	14,619	21,012
Operating Income (Loss) %	9%	12%	16%
ROV Days Available	22,500	22,469	23,021
ROV Days Utilized	11,842	11,887	12,747
ROV Utilization	53%	53%	55%

Manufactured Products
Revenue	82,692	86,825	102,940
Gross Margin	11,002	10,004	36,516
Operating Income (Loss)	2,643	2,753	(20,228)
Operating Income (Loss) %	3%	3%	(20)%
Backlog at End of Period	334,000	248,000	318,000

Offshore Projects Group
Revenue	97,397	89,234	85,356
Gross Margin	7,737	15,111	12,846
Operating Income (Loss)	666	8,813	6,754
Operating Income (Loss) %	1%	10%	8%

Integrity Management & Digital Solutions
Revenue	56,570	54,048	60,469
Gross Margin	9,199	8,209	12,416
Operating Income (Loss)	3,508	2,474	6,015
Operating Income (Loss) %	6%	5%	10%

Total Energy Services and Products
Revenue	$364,648	$349,226	$383,080
Gross Margin	49,896	57,402	89,977
Operating Income (Loss)	18,369	28,659	13,553
Operating Income (Loss) %	5%	8%	4%

Subsea Robotics. We believe we are the world's largest provider of work-class ROV services and, generally, this business segment has been the largest contributor to our Energy Services and Products business operating income. Our Subsea Robotics segment revenue reflects the utilization percentages, fleet sizes and average pricing in the respective periods. Our survey services business provides survey and positioning, and geoscience services. The following table presents revenue from ROV as a percentage of total Subsea Robotics revenue:

	Three Months Ended
	Mar 31, 2022	Mar 31, 2021	Dec 31, 2021
ROV	76%	78%	77%

Other	24%	22%	23%

During the first quarter of 2022, Subsea Robotics operating income decreased on lower revenue as compared to the immediately preceding quarter, primarily due to seasonal factors resulting in reduced ROV and increased costs associated with hiring, training and asset preparedness for higher expected activity levels in the remainder of 2022. Pricing for the various Subsea Robotics services remained stable during the first quarter of 2022. Subsea Robotics operating income for the first quarter of 2022 decreased on higher revenue as compared to the corresponding period of the prior year, as a result of increased costs in 2022 associated with hiring, training and asset preparedness for higher expected activity levels in the remainder of 2022.

For the three-month period ended March 31, 2022, days on hire were lower when compared to the immediately preceding quarter, due to typical lower seasonal activity. Fleet utilization was to 53% in the three-month period ended March 31, 2022 as compared to 55% and 53% for the three-month periods ended December 31, 2021 and March 31, 2021, respectively. We retired four of our conventional work-class ROV systems and replaced them with three upgraded conventional work-class ROV systems and one IsurusTM work-class ROV system (which is capable of operating in high-current conditions and is ideal for renewables projects and high-speed surveys) during the three months ended March 31, 2022, resulting in a total of 250 ROVs in our ROV fleet as of both March 31, 2022 and March 31, 2021.

Manufactured Products. Our Manufactured Products segment provides distribution systems such as production control umbilicals and connection systems made up of specialty subsea hardware, and provides turnkey solutions that include program management, engineering design, fabrication/assembly and installation of autonomous mobile robot technology to the commercial theme park industry and a variety of other industries.

Our Manufactured Products operating results in the first quarter of 2022 were higher than those of the immediately preceding quarter, due to $30 million of charges in the fourth quarter of 2021 for the net loss related to the termination of a number of entertainment ride systems contracts with Evergrande. The net loss in 2021 related to Evergrande included a reserve of $49 million in receivables and contract assets partially offset by the reclassification of $20 million of contract assets into salable inventory. Exclusive of those charges, our Manufactured Products operating results were lower in the three-month period ended March 31, 2022 as compared to the corresponding period in the prior year, primarily due to the inability to fully absorb the fixed costs of the segment over a reduced revenue base. Our energy products businesses experienced good order intake while activity in our mobility solutions businesses remained weak during the first quarter of 2022. Manufactured Products operating income for the first quarter of 2022 was relatively flat as compared to the corresponding period of the prior year on lower revenue.

Our Manufactured Products backlog was $334 million as of March 31, 2022 compared to $318 million as of December 31, 2021. Our book-to-bill ratio was 1.2 for the trailing 12 months, as compared with a book-to-bill ratio of 1.1 for the year ended December 31, 2021.

Offshore Projects Group. Our OPG segment provides a broad portfolio of integrated subsea project capabilities and solution as follows:

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

Our OPG operating results were lower in the first quarter of 2022 as compared to the immediately preceding quarter, on higher revenue, primarily due to cost overruns on a project and lower-than-expected vessel utilization resulting from schedule changes that affected the timing of project work. As with our other offshore service businesses, we also experienced higher costs in the first quarter of 2022 associated with hiring and equipment readiness in preparation for expected increased activity in the remainder of 2022. Our OPG operating results were lower in the three months ended March 31, 2022 compared to the corresponding period of the prior year, primarily due to activity on the Angola riserless light well intervention project in the first quarter of 2021 with no comparable activity in the first quarter of 2022.

Integrity Management & Digital Solutions. Through our IMDS segment we provide asset integrity management, corrosion management, inspection and nondestructive testing services, principally to customers in the oil and gas, power generation and petrochemical industries. We perform these services on both onshore and offshore facilities, both topside and subsea. We also provide software, digital and connectivity solutions for the energy industry and software and analytical solutions for the bulk cargo maritime industry.

Our IMDS operating results for the first quarter of 2022 were lower, as compared to the immediately preceding quarter, primarily due to a seasonal decrease in revenue combined with less efficient absorption of fixed costs. IMDS operating results for the three-month period ended March 31, 2022 as compared to the corresponding period of the prior year, improved primarily on higher activity levels.

Aerospace and Defense Technologies. Our ADTech segment provides government services and products, including engineering and related manufacturing in defense and space exploration activities, principally to U.S. government agencies and their prime contractors.

Revenue, gross margin and operating income (loss) information for our ADTech segment are as follows:

	Three Months Ended
(dollars in thousands)	Mar 31, 2022	Mar 31, 2021	Dec 31, 2021
Revenue	$81,511	$88,327	$83,629
Gross Margin	16,870	22,110	15,863
Operating Income (Loss)	11,844	16,839	10,562
Operating Income (Loss) %	15%	19%	13%

Our ADTech segment operating results for the first quarter of 2022 were slightly higher as compared to the immediately preceding quarter, on slightly lower revenue, due to a favorable project mix. ADTech operating results for the three-month period ended March 31, 2022 were lower when compared to the corresponding period of the prior year, on lower revenue due to decreased activity in both defense subsea technologies and space systems.

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

The following table sets forth our Unallocated Expenses for the periods indicated:

	Three Months Ended
(dollars in thousands)	Mar 31, 2022	Mar 31, 2021	Dec 31, 2021
Gross margin expenses	$(21,286)	$(22,855)	(26,677)
% of revenue	5%	5%	6%
Operating expenses	(31,252)	(31,715)	(36,687)
Operating expenses % of revenue	7%	7%	8%

Our unallocated operating expenses for the first quarter of 2022 were lower as compared to the immediately preceding quarter primarily due to lower accruals in 2022 for incentive-based compensation. Our Unallocated operating expenses for the first quarter of 2022 were relatively flat as compared to the corresponding period of the prior year.

Other

The following table sets forth our significant financial statement items below the income (loss) from operations line.

	Three Months Ended
(in thousands)	Mar 31, 2022	Mar 31, 2021	Dec 31, 2021
Interest income	$796	$519	$613
Interest expense, net of amounts capitalized	(9,443)	(10,407)	(9,058)
Equity in income (losses) of unconsolidated affiliates	294	534	(507)
Other income (expense), net	444	(1,453)	(5,547)
Provision (benefit) for income taxes	10,262	12,341	11,742

In addition to interest on borrowings, interest expense, net of amounts capitalized, includes amortization of loan costs and interest rate swap gains, fees for lender commitments under our revolving credit agreement and fees for standby letters of credit and bank guarantees that banks issue on our behalf for performance bonds, bid bonds and self-insurance requirements.

Foreign currency transaction gains and losses are the principal component of other income (expense), net. In the three-month periods ended March 31, 2022 and 2021, we incurred foreign currency transaction gains (losses) of $0.4 million and $(1.9) million, respectively. The currency gains (losses) in the 2022 and 2021 periods were primarily related to increasing (declining) exchange rates for the Angolan kwanza relative to the U.S. dollar. We could incur further foreign currency exchange losses in Angola if further currency devaluations occur.

Our tax provision is based on (1) our earnings for the period and other factors affecting the tax provision and (2) the operations of foreign branches and subsidiaries that are subject to local income and withholding taxes. Factors that affect our tax rate include our profitability levels in general and the geographical mix of our results. The effective tax rate for the three-month periods ended March 31, 2022 and 2021 was different than the federal statutory rate of 21%, primarily due to the geographical mix of revenue and earnings, changes in valuation allowances and uncertain tax positions, and other discrete items; therefore, we do not believe a discussion of the effective tax rate is meaningful. We continue to make an assertion to indefinitely reinvest the unrepatriated earnings of any foreign subsidiary that would incur incremental tax consequences upon the distribution of such earnings.

On March 27, 2020, the CARES Act was signed into law in the United States. In accordance with the rules and procedures under the CARES Act, we filed a 2014 refund claim to carry back our U.S. net operating loss generated in 2019 and amended our 2013 federal income tax return impacted by the net operating loss carryback. Prior to enactment of the CARES Act, such net operating losses could only be carried forward. As a result, we expected to receive combined refunds of approximately $33 million, of which we have received $10 million as of March 31, 2022. The remaining refunds are classified as accounts receivable, net, in our consolidated balance sheet as of March 31, 2022.

Our income tax payments for the full year of 2022 are estimated to be in the range of $40 million to $45 million, which includes taxes incurred in countries that impose tax on the basis of in-country revenue, without regard to the profitability of such operations. These cash tax payments do not include expected refunds of approximately $23 million under the CARES Act.
Liquidity and Capital Resources

We consider our liquidity and capital resources adequate to support our operations, capital commitments and growth initiatives. As of March 31, 2022, we had working capital of $677 million, including cash and cash equivalents of $438 million. Additionally, as of March 31, 2022, we had $450 million available through our prior revolving credit facility (“Prior Revolving Credit Facility”). In April 2022, we entered into a new senior secured revolving credit facility (the “Revolving Credit Facility”) that replaced our Prior Revolving Credit Facility. The Revolving Credit Facility provides a borrowing base of $215 million and includes a $100 million sublimit for the issuance of letters of credit. We remain committed to maintaining strong liquidity for the full year of 2022 and believe that our cash position, undrawn Revolving Credit Facility, and debt maturity profile should provide us ample resources and time to address potential opportunities to improve our returns. See Note 10—“Subsequent Event” in the Notes to Consolidated Financial Statements in this quarterly report for information on the retirement of our Prior Revolving Credit Facility and entry into a new senior secured credit facility in April 2022.

Our nearest maturity of indebtedness is our $400 million of 2024 Notes (as defined below) due in November 2024. In 2021, we repurchased $100 million in aggregate principal amount of the 2024 Senior Notes in open-market transactions. We may, from time to time, complete additional limited repurchases of the 2024 Notes, via open-market or privately negotiated repurchase transactions or otherwise, prior to their maturity date. We can provide no assurances as to the timing of any such additional repurchases or whether we will complete any such repurchases at all. We do not intend to disclose further information regarding any such repurchase transactions, except to the extent required in our subsequent periodic filings on Forms 10-K or 10-Q, or unless otherwise required by applicable law.

Cash flows for the three months ended March 31, 2022 and 2021 are summarized as follows:

	Three Months Ended
(in thousands)	Mar 31, 2022	Mar 31, 2021
Changes in Cash:
Net Cash Used in Operating Activities	$(80,501)	$(1,723)
Net Cash Used in Investing Activities	(19,283)	(5,007)
Net Cash Used in Financing Activities	(2,202)	(1,806)
Effect of exchange rates on cash	1,891	(737)
Net Increase (Decrease) in Cash and Cash Equivalents	$(100,095)	$(9,273)

Operating activities

Our primary sources and uses of cash flows from operating activities for the three months ended March 31, 2022 and 2021 are as follows:

	Three Months Ended
(in thousands)	Mar 31, 2022	Mar 31, 2021
Cash Flows from Operating Activities:
Net income (loss)	$(19,210)	$(9,365)
Non-cash items, net	32,611	36,106
Accounts receivable and contract assets	(47,580)	(11,616)
Inventory	(8,578)	10,628
Current liabilities	(35,726)	(20,373)
Other changes	(2,018)	(7,103)
Net Cash Provided by (Used in) Operating Activities	$(80,501)	$(1,723)

The decrease in cash related to accounts receivable and contract assets in the three months ended March 31, 2022 reflects the timing of project milestones and customer payments. The decrease in cash related to inventory in the three months ended March 31, 2022 corresponds with an increase in our backlog. The decrease in cash related to current liabilities in the three months ended March 31, 2022 reflects the timing of vendor payments and the annual employee incentive payments related to attainment of specific performance goals in prior periods.

Investing activities

Our capital expenditures of $19 million were higher during the first three months of 2022, as compared to $11 million in the first three months of 2021, primarily due to increased spending in our Subsea Robotics segment to upgrade our fleet of work-class ROVs along with increased unallocated capital expenditures for information technology systems.

For 2022, we expect our organic capital expenditures to be in the range of $70 million to $90 million. This includes approximately $40 million to $45 million of maintenance capital expenditures and $30 million to $45 million of growth capital expenditures.

We have several deepwater vessels under a mix of short-term charters where we can see firm workload and spot charters as market opportunities arise, along with one long-term charter that began in the three-months ended March 31, 2022. With the current market conditions, we anticipate adding additional charter vessels throughout the year to align with our strategy that balances vessel cost, availability and capability to capture work. We expect to do this through the continued utilization of a mix of short-term, spot and long-term charters.

Financing activities

In the three months ended March 31, 2022, we used $2.2 million of cash in financing activities. In the three months ended March 31, 2021, we used $1.8 million in financing activities.

As of March 31, 2022, we had long-term debt in the principal amount of $700 million outstanding and $450 million available under our Prior Revolving Credit Facility. See Note 10—“Subsequent Event” in the Notes to Consolidated Financial Statements in this quarterly report for information on the retirement of our Prior Revolving Credit Facility and entry into a new senior secured credit facility in April 2022. As of March 31, 2022, we were in compliance with all the covenants set forth in the Prior Credit Agreement.

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

Off-Balance Sheet Arrangements

We have not guaranteed any debt not reflected on our Consolidated Balance Sheets as of March 31, 2022, and we do not have any off-balance sheet arrangements, as defined by Securities and Exchange Commission's rules.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States. These principles require us to make various estimates, judgments and assumptions that affect the reported amounts in our financial statements and accompanying notes. We disclose our significant accounting policies in Notes to Consolidated Financial Statements—Note 1—“Summary of Major Accounting Policies” in this quarterly report and in our annual report on Form 10-K for the year ended December 31, 2021, in Part II. Item 7. “Financial Statements and Supplementary Data—Note 1—Summary of Major Accounting Policies.”

For information about our critical accounting policies and estimates, see Part II. Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our annual report on Form 10-K for the year ended December 31, 2021. As of March 31, 2022, there have been no material changes to the judgments, assumptions and estimates upon which our critical accounting policies and estimates are based.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

We are currently exposed to certain market risks arising from transactions we have entered into in the normal course of business. These risks relate to interest rate changes and fluctuations in foreign exchange rates. Except for our exposure in Angola, we do not believe these risks are material. We have not entered into any market-risk-sensitive instruments for speculative or trading purposes. When we have a significant amount of borrowings, we typically manage our exposure to interest rate changes through the use of a combination of fixed- and floating-rate debt. See Note 7—“Debt” in the Notes to Consolidated Financial Statements in this quarterly report for a description of our revolving credit facility and interest rates on our borrowings and Note 10—“Subsequent Event” in the Notes to Consolidated Financial Statements in this quarterly report for information on the retirement of our Prior Revolving Credit Facility and entry into a new senior secured revolving credit facility in April 2022. We believe significant interest rate changes would not have a material near-term impact on our future earnings or cash flows.
Because we operate in various regions in the world, we conduct a portion of our business in currencies other than the U.S. dollar. The functional currency for most of our international operations is the applicable local currency. A stronger U.S. dollar against the United Kingdom pound sterling, the Norwegian kroner and the Brazilian real could result in lower operating income. We manage our exposure to changes in foreign exchange rates principally through arranging compensation in U.S. dollars or freely convertible currency and, to the extent possible, by limiting compensation received in other currencies to amounts necessary to meet obligations denominated in those currencies. We use the exchange rates in effect as of the balance sheet date to translate assets and liabilities when the functional currency is the local currency, resulting in translation adjustments that we reflect as accumulated other comprehensive income or loss in the equity section of our Consolidated Balance Sheets. We recorded net adjustments to our equity accounts of $9.9 million and $(2.9) million in the three-month periods ended March 31, 2022 and 2021, respectively. Negative adjustments reflect the net impact of the strengthening of the U.S. dollar against various foreign currencies for locations where the functional currency is not the U.S. dollar. Conversely, positive adjustments reflect the effect of a weakening U.S. dollar.

We recorded foreign currency transaction gains (losses) of $0.4 million and $(1.9) million in the three-month periods ended March 31, 2022 and 2021, respectively. We recorded foreign currency transaction gains (losses) related to the Angolan kwanza as a component of other income (expense), net in our Consolidated Statements of Operations in those respective periods. Foreign currency transaction gains (losses) related to the Angolan kwanza of $0.9 million and $(1.4) million in three-month periods ended March 31, 2022 and 2021, respectively, were primarily due to the remeasurement of our Angolan kwanza cash balances to U.S. dollars. Any conversion of cash balances from kwanza to U.S. dollars is controlled by the central bank in Angola. During 2021, we were able to repatriate $4.5 million of cash from Angola.

As of March 31, 2022 and December 31, 2021, we had the equivalent of approximately $1.7 million and $1.0 million, respectively, of kwanza cash balances in Angola reflected on our Consolidated Balance Sheets.

To mitigate our currency exposure risk in Angola, we have used kwanza to purchase equivalent Angolan central bank (Banco Nacional de Angola) bonds. The bonds are denominated as U.S. dollar equivalents, so that, upon payment of semi-annual interest and principal upon maturity, payment is made in kwanza, equivalent to the respective U.S. dollars at the then-current exchange rate. As of March 31, 2022 and December 31, 2021, we had $6.2 million of Angolan bonds on our Consolidated Balance Sheets. During the three-month period ended March 31, 2021, we sold a portion of these bonds for $2.4 million. Because we intend to sell the bonds if we are able to repatriate the proceeds, we have classified these bonds as available-for-sale securities, and they are recorded in other current assets on our Consolidated Balance Sheets. We did not sell any of our Angolan bonds in the three- month period ended March 31, 2022.

We estimated the fair market value of the Angolan bonds to be $6.4 million as of March 31, 2022 and December 31, 2021, respectively, using quoted market prices. Since the market for the Angolan bonds is not an active market, the fair value of the Angolan bonds is classified within Level 2 in the fair value hierarchy under U.S. GAAP. As of March 31, 2022, we have $0.2 million in unrealized gains, net of tax, related to these bonds as a component of accumulated other comprehensive loss on our Consolidated Balance Sheets.

Item 4.        Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2022 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There has been no change in our internal control over financial reporting that occurred during the three months ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.Legal Proceedings

For information regarding legal proceedings, see the discussion under the caption “Litigation” in Note 7—“Commitments and Contingencies” in the Notes to Consolidated Financial Statements included in this report, which discussion we incorporate by reference into this Item.

Item 6.         Exhibits

Index to Exhibits
			Registration or File Number	Form of Report	Report Date	Exhibit Number
*	3.01	Restated Certificate of Incorporation	1-10945	10-K	Dec. 2000	3.01
*	3.02	Certificate of Amendment to Restated Certificate of Incorporation	1-10945	8-K	May 2008	3.1
*	3.03	Certificate of Amendment to Restated Certificate of Incorporation	1-10945	8-K	May 2014	3.1
*	3.04	Amended and Restated Bylaws	1-10945	8-K	Aug. 2020	3.01
*	10.01†	Form of 2022 Restricted Stock Unit Agreement	1-10945	8-K	Mar. 2022	10.1
*	10.02†	Form of 2022 Performance Unit Agreement	1-10945	8-K	Mar. 2022	10.2
*	10.03†	Form of 2022 Nonemployee Director Restricted Stock Agreement	1-10945	8-K	Mar. 2022	10.3
*	10.05†	2022 Annual Cash Bonus Award Program Summary	1-10945	8-K	Mar. 2022	10.4
*	10.06	Credit Agreement, dated as of April 8, 2022, among Oceaneering International, Inc., as borrower, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent.	1-10945	8-K	Apr. 2022	10.1
	31.01	Rule 13a – 14(a)/15d – 14(a) certification of principal executive officer
	31.02	Rule 13a – 14(a)/15d – 14(a) certification of principal financial officer
	32.01	Section 1350 certification of principal executive officer
	32.02	Section 1350 certification of principal financial officer
	101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
	101.SCH	XBRL Taxonomy Extension Schema Document
	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
	101.LAB	XBRL Taxonomy Extension Label Linkbase Document
	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
	104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
	*	Exhibit previously filed with the Securities and Exchange Commission, as indicated, and incorporated herein by reference.
	†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

April 29, 2022	/S/ RODERICK A. LARSON
Date	Roderick A. Larson
President and Chief Executive Officer
(Principal Executive Officer)

April 29, 2022	/S/ ALAN R. CURTIS
Date	Alan R. Curtis
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

April 29, 2022	/S/ WITLAND J. LEBLANC, JR.
Date	Witland J. LeBlanc, Jr.
Vice President and Chief Accounting Officer
(Principal Accounting Officer)