Form 10-Q
period 2022-06-30
OCEANEERING INTERNATIONAL INC
filed 2022-07-29
CIK 73756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 30, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
☐ Yes   ☑ No
Number of shares of Common Stock outstanding as of July 22, 2022: 100,259,525

Oceaneering International, Inc.
Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	Jun 30, 2022	Dec 31, 2021
(in thousands, except share data)
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$368,412	$538,114
Accounts receivable, net	344,533	262,960
Contract assets, net	188,672	164,847
Inventory, net	169,245	153,682
Other current assets	76,902	68,400
Total Current Assets	1,147,764	1,188,003
Property and equipment, at cost	2,423,350	2,452,421
Less accumulated depreciation	1,968,046	1,962,825
Net property and equipment	455,304	489,596
Other Assets:
Goodwill	34,382	34,908
Other noncurrent assets	101,655	104,255
Right-of-use operating lease assets	133,318	146,097
Total other assets	269,355	285,260
Total Assets	$1,872,423	$1,962,859
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$129,594	$122,327
Accrued liabilities	286,582	290,659
Contract liabilities	56,563	88,175
Total current liabilities	472,739	501,161
Long-term debt	701,539	702,067
Long-term operating lease liabilities	144,903	158,503
Other long-term liabilities	76,514	90,104
Commitments and contingencies
Equity:
Common stock, par value $0.25 per share; 360,000,000 shares authorized; 110,834,088 shares issued	27,709	27,709
Additional paid-in capital	150,539	173,608
Treasury stock; 10,578,051 and 11,033,098 shares, at cost	(605,752)	(631,811)
Retained earnings	1,286,423	1,301,913
Accumulated other comprehensive loss	(388,254)	(366,458)
Oceaneering shareholders' equity	470,665	504,961
Noncontrolling interest	6,063	6,063
Total equity	476,728	511,024
Total Liabilities and Equity	$1,872,423	$1,962,859

The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2022	2021	2022	2021
Revenue	$524,031	$498,199	$970,190	$935,752
Cost of services and products	447,990	429,802	848,669	810,698
Gross margin	76,041	68,397	121,521	125,054
Selling, general and administrative expense	53,191	45,578	99,710	88,452
Income (loss) from operations	22,850	22,819	21,811	36,602
Interest income	767	683	1,563	1,202
Interest expense, net of amounts capitalized	(9,619)	(9,729)	(19,062)	(20,136)
Equity in income (losses) of unconsolidated affiliates	318	378	612	912
Other income (expense), net	583	(1,955)	1,027	(3,408)
Income (loss) before income taxes	14,899	12,196	5,951	15,172
Provision (benefit) for income taxes	11,179	5,955	21,441	18,296
Net Income (Loss)	$3,720	$6,241	$(15,490)	$(3,124)

Weighted-average shares outstanding
Basic	100,256	99,762	100,110	99,613
Diluted	101,430	100,847	100,110	99,613
Earnings (loss) per share
Basic	$0.04	$0.06	$(0.15)	$(0.03)
Diluted	$0.04	$0.06	$(0.15)	$(0.03)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Net income (loss)	$3,720	$6,241	$(15,490)	$(3,124)
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	(31,026)	6,468	(21,155)	3,612
Change in unrealized gains for available-for-sale debt securities (1)	(641)	(369)	(641)	685
Total other comprehensive income (loss)	(31,667)	6,099	(21,796)	4,297
Comprehensive income (loss)	$(27,947)	$12,340	$(37,286)	$1,173

(1)	There is no income tax expense or benefit associated with the three and six months ended June 30, 2022 and 2021 due to an offsetting valuation allowance.

The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
(in thousands)	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$(15,490)	$(3,124)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	62,879	71,696
Deferred income tax provision (benefit)	140	(4,272)
Net loss (gain) on sales of property and equipment	(2,828)	1,861
Noncash compensation	5,051	5,187
Noncash impact of lease accounting	(983)	(4,435)
Excluding the effects of acquisitions, increase (decrease) in cash from:
Accounts receivable and contract assets	(105,397)	(63,072)
Inventory	(15,562)	12,107
Other operating assets	(6,576)	(9,363)
Currency translation effect on working capital, excluding cash	(3,657)	2,768
Current liabilities	(28,422)	41,820
Other operating liabilities	(13,637)	(2,350)
Total adjustments to net income (loss)	(108,992)	51,947
Net Cash Provided by (Used in) Operating Activities	(124,482)	48,823
Cash Flows from Investing Activities:
Purchases of property and equipment	(35,814)	(23,328)
Proceeds from redemption of investments in Angolan bonds	—	4,486
Distributions of capital from unconsolidated affiliates	134	1,612
Proceeds from sale of property and equipment	3,585	3,916
Other investing activities	(3,000)	1,157
Net Cash Provided by (Used in) Investing Activities	(35,095)	(12,157)
Cash Flows from Financing Activities:
Repurchase of 2024 Senior Notes	—	(30,500)
Other financing activities	(2,062)	(1,784)
Net Cash Provided by (Used in) Financing Activities	(2,062)	(32,284)
Effect of exchange rates on cash	(8,063)	(311)
Net Increase (Decrease) in Cash and Cash Equivalents	(169,702)	4,071
Cash and Cash Equivalents—Beginning of Period	538,114	452,016
Cash and Cash Equivalents—End of Period	$368,412	$456,087

The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Oceaneering Shareholders' Equity	Non-controlling Interest	Total Equity
(in thousands)
Balance, December 31, 2021	$27,709	$173,608	$(631,811)	$1,301,913	$(366,458)	$504,961	$6,063	$511,024
Net income (loss)	—	—	—	(19,210)	—	(19,210)	—	(19,210)
Other comprehensive income (loss)	—	—	—	—	9,871	9,871	—	9,871
Restricted stock unit activity	—	(19,082)	19,452	—	—	370	—	370
Restricted stock activity	—	(6,466)	6,466	—	—	—	—	—
Balance, March 31, 2022	27,709	148,060	(605,893)	1,282,703	(356,587)	495,992	6,063	502,055
Net income (loss)	—	—	—	3,720	—	3,720	—	3,720
Other comprehensive income (loss)	—	—	—	—	(31,667)	(31,667)	—	(31,667)
Restricted stock unit activity	—	2,479	141	—	—	2,620	—	2,620
Balance, June 30, 2022	$27,709	$150,539	$(605,752)	$1,286,423	$(388,254)	$470,665	$6,063	$476,728

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Oceaneering Shareholders' Equity	Non-controlling Interest	Total Equity
(in thousands)
Balance, December 31, 2020	$27,709	$192,492	$(660,021)	$1,351,220	$(359,306)	$552,094	$6,063	$558,157
Net income (loss)	—	—	—	(9,365)	—	(9,365)	—	(9,365)
Other comprehensive income (loss)	—	—	—	—	(1,802)	(1,802)	—	(1,802)
Restricted stock unit activity	—	(13,642)	14,997	—	—	1,355	—	1,355
Restricted stock activity	—	(10,439)	10,439	—	—	—	—	—
Balance, March 31, 2021	27,709	168,411	(634,585)	1,341,855	(361,108)	542,282	6,063	548,345
Net income (loss)	—	—	—	6,241	—	6,241	—	6,241
Other comprehensive income (loss)	—	—	—	—	6,099	6,099	—	6,099
Restricted stock unit activity	—	(409)	2,456	—	—	2,047	—	2,047
Balance, June 30, 2021	$27,709	$168,002	$(632,129)	$1,348,096	$(355,009)	$556,669	$6,063	$562,732

The accompanying Notes are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    SUMMARY OF MAJOR ACCOUNTING POLICIES

Basis of Presentation. Oceaneering International, Inc. (“Oceaneering,” “we” “our” or “us”) has prepared these unaudited consolidated financial statements pursuant to instructions for quarterly reports on Form 10-Q, which we are required to file with the United States Securities and Exchange Commission (the “SEC”). These financial statements do not include all information and footnotes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). These financial statements reflect all adjustments that we believe are necessary to present fairly our financial position as of June 30, 2022 and our results of operations and cash flows for the periods presented. Except as otherwise disclosed herein, all such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in our annual report on Form 10-K for the year ended December 31, 2021. The results for interim periods are not necessarily indicative of annual results.
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
We are monitoring the impacts from the coronavirus (“COVID-19”) outbreak, the Russia-Ukraine conflict and volatility in the oil and natural gas markets on our customers and various counterparties. We have considered the current and expected economic and market conditions, as a result of COVID-19 and the Russia-Ukraine conflict, in calculating credit loss expense for the three- and six-month periods ended June 30, 2022 and 2021 and determined the impacts are de minimis.
As of June 30, 2022, our allowance for credit losses was $1.7 million for accounts receivable and $0.5 million for other receivables.
Financial assets are written off when deemed uncollectible and there is no reasonable expectation of recovering the contractual cash flows. During the three- and six-month periods ended June 30, 2022, we did not write off any financial assets.

We have elected to apply the practical expedient available under Accounting Standards Codification (“ASC”) Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” as amended (“ASC 326”), to exclude the accrued interest receivable balance that is included in our held-to-maturity loans receivable. The amounts excluded as of June 30, 2022 and December 31, 2021 were $1.0 million and $1.2 million, respectively.
Accounts receivable are considered to be past due after the end of the contractual terms agreed to with the customer. There were no material past due amounts that we consider uncollectible for our financial assets as of June 30, 2022. We generally do not require collateral from our customers.
Inventory. Inventory is valued at the lower of cost or net realizable value. We determine cost using the weighted-average method. We periodically review the value of items in inventory and record write-downs or write-offs of inventory based on our assessment of market conditions. Write-downs and write-offs are charged to cost of services and products. We did not record any write-downs or write-offs of inventory in the three- and six-month periods ended June 30, 2022 and 2021.
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
We capitalize interest on assets where the construction period is anticipated to be more than three months. We did not capitalize interest in the three- and six-month periods ended June 30, 2022 and 2021. We do not allocate general administrative costs to capital projects.
Long-lived intangible assets, primarily acquired in connection with business combinations, include trade names, intellectual property and customer relationships and are being amortized over their respective estimated useful lives.
Our management periodically, and upon the occurrence of a triggering event, reviews the realizability of our property and equipment, long-lived intangible assets and right-of-use operating lease assets to determine whether any events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable. For long-lived assets to be held and used, we base our evaluation on impairment indicators such as the nature of the assets, the future economic benefits of the assets, any historical or future profitability measurements and other external market conditions or factors that may be present. If such impairment indicators are present or other factors exist that indicate that the carrying amount of an asset may not be recoverable, we determine whether an impairment has occurred through the use of an undiscounted cash flows analysis of the asset at the lowest level for which identifiable cash flows exist. If an impairment has occurred, we recognize a loss for the difference between the carrying amount and the fair value of the asset. We did not identify indicators of impairment for property and equipment, long-lived intangible assets or right-of-use operating lease assets for the three- and six-month periods ended June 30, 2022 and 2021.
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
In our annual evaluation of goodwill, we perform a qualitative or quantitative impairment test. Under the qualitative approach, if we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we are required to perform the quantitative analysis to determine the fair value for the reporting unit. We then compare the fair value of the reporting unit with its carrying amount and recognize an impairment loss for the amount by which the carrying amount exceeds the fair value of the reporting unit. The loss recognized should not exceed the total amount of goodwill allocated to the reporting unit. We also consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. We did not identify indicators of impairment for goodwill for the three- and six-month periods ended June 30, 2022 and 2021.
Foreign Currency Translation. The functional currency for most of our foreign subsidiaries is the applicable local currency. Results of operations for foreign subsidiaries with functional currencies other than the U.S. dollar are translated into U.S. dollars using average exchange rates during the period. Assets and liabilities of these foreign subsidiaries are translated into U.S. dollars using the exchange rates in effect as of the balance sheet date, and the resulting translation adjustments are recognized, net of tax, in accumulated other comprehensive income (loss) as a component of shareholders' equity. All foreign currency transaction gains and losses are recognized currently in the Consolidated Statements of Operations. We recorded $0.9 million and $1.3 million of foreign currency transaction gains (losses) in the three- and six-month periods ended June 30, 2022, respectively. We recorded $(1.8) million and $(3.7) million of foreign currency transaction gains (losses) in the three- and six-month periods ended June 30, 2021, respectively. Those amounts are included as a component of other income (expense), net in our Consolidated Statement of Operations.
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
We apply judgment in the determination and allocation of transaction price to performance obligations, and the subsequent recognition of revenue, based on the facts and circumstances of each contract. We routinely review estimates related to our contracts and, when required, reflect revisions to profitability in earnings immediately. If an element of variable consideration has the potential for a significant future reversal of revenue, we will constrain that variable consideration to a level intended to remove the potential future reversal. If a current estimate of total contract cost indicates an ultimate loss on a contract, we recognize the projected loss in full when we determine it. During the three- and six-month periods ended June 30, 2022, we recognized projected losses of $2.5 million for contracts in our Manufactured Products segment. During the three- and six-month periods ended June 30, 2021, we recognized a projected loss of $1.5 million for a contract in our Subsea Robotics segment. There could be significant adjustments to overall contract costs in the future, due to changes in facts and circumstances.
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

2.    ACCOUNTING STANDARDS UPDATE
Recently Issued Accounting Standards. In March 2020, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” which provides temporary optional expedients and exceptions to existing guidance on applying contract modifications and hedge accounting to facilitate the market transition from existing reference rates, such as the London Interbank Offered Rate (“LIBOR”), which is scheduled to be phased out in June 2023, to alternate rates such as the Secured Overnight Financing Rate (“SOFR”). This ASU was effective upon issuance and can be applied prospectively through December 31, 2022. Our prior five-year revolving credit facility, which has been replaced, referenced LIBOR-based rates. We applied this guidance in connection with our entry into a new senior secured revolving credit agreement in April 2022, which referenced SOFR rates. See Note 6—“Debt” for information on the retirement of our prior revolving credit facility and entry into our senior secured revolving credit agreement in April 2022. We do not expect this ASU to have a material impact on our consolidated financial statements, but will continue to monitor potential impacts until the transition to this standard is complete.

3.    REVENUE

Revenue by Category

The following tables present revenue disaggregated by business segment, geographical region, and timing of transfer of goods or services.

	Three Months Ended		Six Months Ended
(in thousands)	Jun 30, 2022	Jun 30, 2021	Jun 30, 2022	Jun 30, 2021
Business Segment:
Energy Services and Products
Subsea Robotics	$157,123	$141,371	$285,112	$260,490
Manufactured Products	105,456	79,127	188,148	165,952
Offshore Projects Group	116,457	107,951	213,854	197,185
Integrity Management & Digital Solutions	59,438	64,070	116,008	118,118
Total Energy Services and Products	438,474	392,519	803,122	741,745
Aerospace and Defense Technologies	85,557	105,680	167,068	194,007
Total	$524,031	$498,199	$970,190	$935,752

Geographic Operating Areas:
Foreign:
Africa	$67,910	$71,405	$131,319	$134,197
Asia and Australia	49,544	42,150	99,105	79,697
Norway	47,911	57,360	93,188	109,654
United Kingdom	46,131	45,967	84,888	89,147
Brazil	37,951	27,520	68,302	48,173
Other	21,120	25,836	44,168	46,271
Total Foreign	270,567	270,238	520,970	507,139
United States	253,464	227,961	449,220	428,613
Total	$524,031	$498,199	$970,190	$935,752

Timing of Transfer of Goods or Services:
Revenue recognized over time	$484,722	$471,474	$901,725	$879,647
Revenue recognized at a point in time	39,309	26,725	68,465	56,105
Total	$524,031	$498,199	$970,190	$935,752

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

The following table provides information about contract assets and contract liabilities from contracts with customers.

	Six months ended
(in thousands)	Jun 30, 2022	Jun 30, 2021
Total contract assets, beginning of period	$164,847	$221,997
Revenue accrued	915,969	898,853
Amounts billed	(892,144)	(873,688)
Total contract assets, end of period	$188,672	$247,162

Total contract liabilities, beginning of period	$88,175	$50,046
Deferrals of milestone payments	24,084	47,430
Recognition of revenue for goods and services	(55,696)	(35,488)
Total contract liabilities, end of period	$56,563	$61,988

Performance Obligations

As of June 30, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations that were unsatisfied (or partially unsatisfied) was $189 million. In arriving at this value, we have used two expedients available to us and are not disclosing amounts in relation to performance obligations: (1) that are part of contracts with an original expected duration of one year or less; or (2) on contracts where we recognize revenue in line with the billing. Of this amount, we expect to recognize revenue of $170 million over the next 12 months, and we expect to recognize substantially all of the remaining balance of $19 million within the next 24 months.
Due to the nature of our service contracts in our Subsea Robotics, OPG, Integrity Management & Digital Solutions (“IMDS”) and ADTech segments, the majority of our contracts either have initial contract terms of one year or less or have customer option cancellation clauses that lead us to consider the original expected duration of one year or less.
In our Manufactured Products and ADTech segments, we have long-term contracts that extend beyond one year, and these make up the majority of the performance obligations balance reported as of June 30, 2022. We also have shorter-term product contracts with an expected original duration of one year or less that have been excluded.
Where appropriate, we have made estimates within the transaction price of elements of variable consideration within the contracts and constrained those amounts to a level where we consider it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. The amount of revenue recognized in the three- and six-month periods ended June 30, 2022 and 2021 that was associated with performance obligations completed or partially completed in prior periods was not significant.
As of June 30, 2022, there were no significant outstanding liability balances for refunds or returns due to the nature of our contracts and the services and products we provide. Our warranties are limited to assurance warranties that are of a standard length and are not considered to be material rights. The majority of our contracts consist of a single performance obligation. When there are multiple obligations, we look for observable evidence of stand-alone selling prices on which to base the allocation. This involves judgment as to the appropriateness of the observable evidence relating to the facts and circumstances of the contract. If we do not have observable evidence, we estimate stand-alone selling prices by taking a cost-plus-margin approach, using typical margins from the type of product or service, customer and regional geography involved.

Costs to Obtain or Fulfill a Contract
In line with the available practical expedient, we capitalize incremental costs to obtain a contract that would not have been incurred if the contract had not been obtained when those amounts are significant and the contract is expected at inception to exceed one year in duration. Our costs to obtain a contract primarily consist of bid and proposal costs, which are generally expensed in the period when incurred. There were no balances or amortization of costs to obtain a contract in the current reporting periods.

Costs to fulfill a contract primarily consist of certain mobilization costs incurred to provide services or products to our customers. These costs are deferred and amortized over the period of contract performance. The closing balance of costs to fulfill a contract was $8.6 million and $7.8 million as of June 30, 2022 and December 31, 2021, respectively. For the three- and six-month periods ended June 30, 2022, we recorded amortization expense of $1.3 million and $3.1 million, respectively. For the three- and six-month periods ended June 30, 2021, we recorded amortization expense of $1.3 million and $2.3 million, respectively. No impairment costs were recognized.

4.    INCOME TAXES

Our tax provision is based on (1) our earnings for the period and other factors affecting the tax provision and (2) the operations of foreign branches and subsidiaries that are subject to local income and withholding taxes. Factors that affect our tax rate include our profitability levels in general and the geographical mix of our results. The effective tax rate for the three- and six-month periods ended June 30, 2022 and 2021 was different than the U.S. federal statutory rate of 21%, primarily due to the geographical mix of revenue and earnings, changes in valuation allowances and uncertain tax positions, and other discrete items; therefore, we do not believe a discussion of the effective tax rate is meaningful. We continue to make an assertion to indefinitely reinvest the unrepatriated earnings of any foreign subsidiary that would incur incremental tax consequences upon the distribution of such earnings.

On March 27, 2020, the U.S. Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law in the United States. In accordance with the rules and procedures under the CARES Act, we filed certain refund claims to carry back a portion of our U.S. net operating loss. Prior to enactment of the CARES Act, such net operating losses could only be carried forward. As a result, we expect to receive combined refunds of approximately $33 million, of which we have received $10 million as of June 30, 2022. The remaining refunds are classified as accounts receivable, net, in our consolidated balance sheet as of June 30, 2022. While the exact timing for the receipt of these refunds remains uncertain, we do not anticipate receiving any portion of these refunds in 2022.
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
We have accrued a net total of $12 million and $15 million in other long-term liabilities on our balance sheet for worldwide unrecognized tax liabilities as of June 30, 2022 and December 31, 2021, respectively. We account for any applicable interest and penalties related to uncertain tax positions as a component of our provision for income taxes in our consolidated financial statements. Changes in our management's judgment related to those liabilities would affect our effective income tax rate in the periods of change.
Our tax returns are subject to audit by taxing authorities in multiple jurisdictions. These audits often take years to complete and settle. The following table lists the earliest tax years open to examination by tax authorities where we have significant operations:

Jurisdiction	Periods
United States	2014
United Kingdom	2019
Norway	2017
Angola	2013
Brazil	2017
Australia	2017

We have ongoing tax audits and judicial tax appeals in various jurisdictions. The outcome of these tax audits and judicial tax appeals may have an impact on uncertain tax positions for income tax returns subsequently filed in those jurisdictions.

5.    SELECTED BALANCE SHEET INFORMATION
The following is information regarding selected balance sheet accounts:

(in thousands)	Jun 30, 2022	Dec 31, 2021
Inventory:
Remotely operated vehicle parts and components	$73,842	$72,572
Other inventory, primarily raw materials	95,403	81,110
Total	$169,245	$153,682

Other current assets:
Prepaid expenses	$71,128	$61,984
Angolan bonds	5,774	6,416
Total	$76,902	$68,400

Accrued liabilities:
Payroll and related costs	$124,723	$134,538
Accrued job costs	48,683	49,032
Income taxes payable	39,382	35,826
Current operating lease liability	18,982	18,781
Other	54,812	52,482
Total	$286,582	$290,659

6.    DEBT
Long-term debt consisted of the following:

(in thousands)	Jun 30, 2022	Dec 31, 2021
4.650% Senior Notes due 2024	$400,000	$400,000
6.000% Senior Notes due 2028	300,000	300,000
Interest rate swap settlements	5,490	6,572
Unamortized debt issuance costs	(3,951)	(4,505)
Long-term debt	$701,539	$702,067

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

In October 2014, we entered into a credit agreement (as amended, the “Prior Credit Agreement”) with a group of banks. The Prior Credit Agreement initially provided for a $500 million five-year revolving credit facility (the “Prior Revolving Credit Facility”). The Prior Credit Agreement also provided for a $300 million term loan, which we repaid in full in February 2018, using net proceeds from the issuance of our 2028 Senior Notes referred to above, and cash on hand. In February 2018, we entered into Agreement and Amendment No. 4 to the Prior Credit Agreement to, among other things, extend the maturity of the Prior Revolving Credit Facility to January 25, 2023.

On April 8, 2022, we entered into a new senior secured revolving credit agreement with a group of banks (the “Revolving Credit Agreement”) that will mature in April 2026. In connection with entering into the Revolving Credit Agreement, we terminated our Prior Revolving Credit Facility. No borrowings were outstanding under the Prior Revolving Credit Facility. We repaid all accrued fees and expenses in connection with the termination of the Prior Revolving Credit Facility and all commitments thereunder were terminated. No early termination penalties were incurred in connection with the termination of the Prior Revolving Credit Facility.

The Revolving Credit Agreement includes a $215 million revolving credit facility (the “Revolving Credit Facility”) with a $100 million sublimit for the issuance of letters of credit. Our obligations under the Revolving Credit Agreement are guaranteed by certain of our wholly owned subsidiaries and are secured by first priority liens on certain of our assets and those of the guarantors, including, among other things, intellectual property, inventory, accounts receivable, equipment and equity interests in subsidiaries. As of June 30, 2022, we had no borrowings outstanding under the Revolving Credit Facility and no letters of credit outstanding under the Revolving Credit Agreement.

We may borrow under the Revolving Credit Facility at either (1) a base rate, determined as the greatest of (A) the prime rate of Wells Fargo Bank, National Association, (B) the federal funds effective rate plus 1⁄2 of 1% and (C) Adjusted Term SOFR (as defined in the Revolving Credit Agreement for a one-month tenor plus 1%, in each case plus the applicable margin, which varies from 1.25% to 2.25% depending on our Consolidated Net Leverage Ratio (as defined in the Revolving Credit Agreement), or (2) Adjusted Term SOFR plus the applicable margin, which varies from 2.25% to 3.25% depending on our Consolidated Net Leverage Ratio. We will also pay a facility fee based on the amount of the underlying commitment that is being utilized, which fee varies from 0.300% to 0.375%, with the higher rate owed when we use the Revolving Credit Facility less.

The Revolving Credit Agreement includes financial covenants that are tested on a quarterly basis, based on the rolling four-quarter period that ends on the last day of each fiscal quarter. The maximum permitted Consolidated Net Leverage Ratio is initially 4.00 to 1.00 and decreases to 3.25 to 1.00 during the term of the Revolving Credit Facility. The minimum Consolidated Interest Coverage Ratio (as defined in the Revolving Credit Agreement) is 3.00 to 1.00 throughout the term of the Revolving Credit Facility. In addition, the Revolving Credit Agreement contains various covenants that we believe are customary for agreements of this nature, including, but not limited to, restrictions on our ability and the ability of each of our subsidiaries to incur debt, grant liens, make certain investments, make distributions, merge or consolidate, sell assets and enter into certain restrictive agreements. As of June 30, 2022, we were in compliance with all the covenants set forth in the Revolving Credit Agreement.

We had two interest rate swaps in place relating to a total of $200 million of the 2024 Senior Notes for the period to November 2024. In March 2020, we settled both interest rate swaps with the counterparty for cash proceeds of $13 million. The settlement resulted in a $13 million increase to our long-term debt balance that will be amortized to interest expense prospectively through the maturity date for the 2024 Senior Notes using the effective interest method. As a result, we amortized $0.5 million and $1.1 million to interest expense for the three- and six-month periods ended June 30, 2022, respectively, and $1.3 million and $1.9 million to interest expense for the three- and six-month periods ended June 30, 2021.

We incurred $6.9 million and $4.2 million of issuance costs related to the 2024 Senior Notes and the 2028 Senior Notes, respectively, and $3.9 million of new loan costs related to the Revolving Credit Agreement. These costs, net of accumulated amortization, are included as a reduction of long-term debt on our Consolidated Balance Sheets, as they pertain to the Senior Notes, and in other noncurrent assets, as they pertain to the Revolving Credit Agreement. We are amortizing these costs to interest expense through the respective maturity dates for the Senior Notes and the Revolving Credit Agreement using the straight-line method, which approximates the effective interest rate method. As a result, we amortized $0.7 million and $1.0 million to interest expense for the three- and six-month periods ended June 30, 2022, respectively, and $0.3 million and $0.7 million to interest expense for the three- and six-month periods ended June 30, 2021.

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

We estimated the aggregate fair market value of the Senior Notes to be $635 million as of June 30, 2022, based on quoted prices. Since the market for the Senior Notes is not an active market, the fair value of the Senior Notes is classified within Level 2 in the fair value hierarchy under U.S. GAAP (inputs other than quoted prices in active markets for similar assets and liabilities that are observable or can be corroborated by observable market data for substantially the full terms for the assets or liabilities).

Foreign currency gains (losses) related to the Angolan kwanza of $1.2 million and $(0.5) million in the three-month periods ended June 30, 2022 and 2021, respectively, and $2.1 million and $(1.9) million in the six-month periods ended June 30, 2022 and 2021, respectively, were primarily related to increasing (declining) exchange rates for the Angolan kwanza relative to the U.S. dollar. We recorded foreign currency transaction gains (losses) related to the Angolan kwanza as a component of other income (expense), net in our Consolidated Statements of Operations.

Any conversion of cash balances from kwanza to U.S. dollars is controlled by the central bank in Angola. As of June 30, 2022 and December 31, 2021, we had the equivalent of approximately $3.5 million and $1.0 million, respectively, of kwanza cash balances in Angola reflected on our Consolidated Balance Sheets. To mitigate our currency exposure risk in Angola, we have used kwanza to purchase equivalent Angolan central bank (Banco Nacional de Angola) bonds. The bonds are denominated as U.S. dollar equivalents, so that, upon payment of semi-annual interest and principal upon maturity, payment is made in kwanza, equivalent to the respective U.S. dollars at the then-current exchange rate. As of June 30, 2022 and December 31, 2021, we had $6.2 million, respectively, of U.S. dollar equivalent Angolan bonds. Because we intend to sell the bonds if we are able to repatriate the proceeds, we have classified these bonds as available-for-sale securities, and they are recorded at fair market value in other current assets in our Consolidated Balance Sheets. During the three- and six-month periods ended June 30, 2021, we sold a portion of these bonds for $1.9 million and $4.5 million, respectively, and recognized a gain of $0.2 million and $0.5 million, respectively, as a component of other income (expense), net in our Consolidated Statement of Operations. We did not sell any of our remaining Angolan bonds in the three- and six-month periods ended June 30, 2022.

We estimated the fair market value of the Angolan bonds to be $5.8 million and $6.4 million as of June 30, 2022 and December 31, 2021, respectively, using quoted market prices. Since the market for the Angolan bonds is not an active market, the fair value of the Angolan bonds is classified within Level 2 in the fair value hierarchy under U.S. GAAP. As of June 30, 2022 and December 31, 2021, we have $0.4 million in unrealized loss, net of tax, and $0.2 million in unrealized gain, net of tax, respectively, related to these bonds as a component of accumulated other comprehensive loss in our Consolidated Balance Sheets.

In the three-month period ended June 30, 2021, we were notified by a customer in our Manufactured Products segment that it was suspending a contract that was substantially complete. Specific to this contract, we billed and received $18 million of accounts receivable during the first six months of 2022. As of June 30, 2022, we had outstanding contract assets of approximately $17 million for the contract and no contract liabilities. As of December 31, 2021, we had outstanding contract assets of approximately $33 million for the contract and contract liabilities of $11 million prepaid for storage of components. We are in discussions with the customer concerning the timing of remaining payments. We continue to believe that we will realize these contract assets at their book values, although we can provide no assurance as to the timing of receipt of the remaining payments.

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

For each of the restricted stock units granted in 2020 through June 30, 2022, at the earlier of three years after grant or at termination of employment or service, the grantee will be issued one share of our common stock for each unit vested. As of June 30, 2022 and December 31, 2021, respective totals of 2,602,915 and 2,447,259 shares of restricted stock and restricted stock units were outstanding.

We estimate that share-based compensation cost not yet recognized related to shares of restricted stock or restricted stock units, based on their grant-date fair values, was $17 million as of June 30, 2022. This expense is being recognized on a graded-vesting basis over three years for awards attributable to individuals meeting certain age and years-of-service requirements, and on a straight-line basis over the applicable vesting period of one or three years for the other awards.

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

The table that follows presents revenue, income (loss) from operations and depreciation and amortization expense, by business segment:

	Three Months Ended			Six Months Ended
(in thousands)	Jun 30, 2022	Jun 30, 2021	Mar 31, 2022	Jun 30, 2022	Jun 30, 2021
Revenue
Energy Services and Products
Subsea Robotics	$157,123	$141,371	$127,989	$285,112	$260,490
Manufactured Products	105,456	79,127	82,692	188,148	165,952
Offshore Projects Group	116,457	107,951	97,397	213,854	197,185
Integrity Management & Digital Solutions	59,438	64,070	56,570	116,008	118,118
Total Energy Services and Products	438,474	392,519	364,648	803,122	741,745
Aerospace and Defense Technologies	85,557	105,680	81,511	167,068	194,007
Total	$524,031	$498,199	$446,159	$970,190	$935,752
Income (Loss) from Operations
Energy Services and Products
Subsea Robotics	$25,938	$21,710	$11,552	$37,490	$36,329
Manufactured Products	(1,365)	790	2,643	1,278	3,543
Offshore Projects Group	17,535	7,996	666	18,201	16,809
Integrity Management & Digital Solutions	3,436	4,721	3,508	6,944	7,195
Total Energy Services and Products	45,544	35,217	18,369	63,913	63,876
Aerospace and Defense Technologies	8,961	19,340	11,844	20,805	36,179
Unallocated Expenses	(31,655)	(31,738)	(31,252)	(62,907)	(63,453)
Total	$22,850	$22,819	$(1,039)	$21,811	$36,602
Depreciation and Amortization
Energy Services and Products
Subsea Robotics	$17,531	$22,436	$19,001	$36,532	$45,388
Manufactured Products	3,020	3,248	3,072	6,092	6,475
Offshore Projects Group	7,107	6,862	7,297	14,404	13,987
Integrity Management & Digital Solutions	1,034	1,091	1,030	2,064	2,215
Total Energy Services and Products	28,692	33,637	30,400	59,092	68,065
Aerospace and Defense Technologies	821	1,404	656	1,477	2,680
Unallocated Expenses	1,347	184	963	2,310	951
Total	$30,860	$35,225	$32,019	$62,879	$71,696

We determine Income (Loss) from Operations for each business segment before interest income or expense, other income (expense) and provision for income taxes. We do not consider an allocation of these items to be practical.

Income (Loss) from Operations
During the three- and six-month periods ended June 30, 2021, we recorded adjustments attributable to each of our reporting segments as follows:

	For the Three Months Ended June 30, 2021
(in thousands)	Subsea Robotics	Manufactured Products	OPG	IMDS	ADTech	Unallocated Expenses	Total
Adjustments for the effects of:
Loss on sale of asset	$—	$—	$—	$—	$—	$1,415	$1,415
Total of adjustments	$—	$—	$—	$—	$—	$1,415	$1,415

	For the Six Months Ended June 30, 2021
(in thousands)	Subsea Robotics	Manufactured Products	OPG	IMDS	ADTech	Unallocated Expenses	Total
Adjustments for the effects of:
Loss on sale of asset	$—	$—	$—	$—	$—	$1,415	$1,415
Other	395	537	149	217	10	—	1,308
Total of adjustments	$395	$537	$149	$217	$10	$1,415	$2,723
There were no adjustments of a similar nature during the three- and six-month periods ended June 30, 2022 or the three-month period ended March 31, 2022.

Depreciation and Amortization

Depreciation expense on property and equipment, reflected in Depreciation and Amortization, was $29 million, $35 million and $30 million in the three-month periods ended June 30, 2022 and 2021 and March 31, 2022, respectively, and $59 million and $70 million in the six-month periods ended June 30, 2022 and 2021, respectively.

Amortization expense on long-lived intangible assets, reflected in Depreciation and Amortization, was $1.9 million, $0.8 million and $1.6 million in the three-month periods ended June 30, 2022 and 2021 and March 31, 2022, respectively, and $3.5 million and $2.1 million in the six-month periods ended June 30, 2022 and 2021, respectively.

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
•our third-quarter 2022 operating results and the contributions from our segments to those results, as well as the amount of Unallocated Expenses for the third quarter;
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

Overview of our Results

Our diluted earnings (loss) per share for the three- and six-month periods ended June 30, 2022 were $0.04 and $(0.15), respectively, as compared to $(0.19) in the immediately preceding quarter and $0.06 and $(0.03), respectively, for the corresponding periods of the prior year. Our second quarter 2022 results increased significantly as compared to the first quarter of 2022. The resurgence in seasonal offshore demand led to significantly increased results from our Subsea Robotics and Offshore Projects Group (“OPG”) segments, which was only partially offset by the lower results from our Manufactured Products and Aerospace and Defense Technologies (“ADTech”) segments.

The resurgence of offshore activity we anticipated to start in the second quarter of 2022 is materializing and beginning to be reflected in our results. Specifically, our Subsea Robotics and OPG segments generated some of the highest levels of revenue and the highest operating income seen since the beginning of 2018, the earliest period restated to reflect our 2020 segment realignment. Our first half of 2022 financial performance unfolded slightly below our expectations due to challenges in hiring offshore personnel, primarily in the Gulf of Mexico, resulting in some delayed projects and missed opportunities. In addition, we are experiencing negative impacts on the revenue mix and timing in our ADTech segment.

During the first half of 2022, we utilized $124 million of cash in operating activities, primarily due to an increase in accounts receivable resulting from our customers extending payment terms, along with cash utilized in the first half of 2022 for increased operating costs as we prepare for continued higher expected activity levels in the remainder of 2022. In addition, $36 million of cash was used for maintenance and growth capital expenditures. These items were the largest contributors to our $170 million cash reduction during the first half of 2022.
Results of Operations

We operate in five business segments. Our segments are contained within two businesses—services and products provided primarily to the oil and gas industry, and to a lesser extent, the offshore renewables industry (“Energy Services and Products”), and services and products provided to non-energy industries (ADTech). Our four business segments within the Energy Services and Products business are Subsea Robotics, Manufactured Products, OPG and Integrity Management & Digital Solutions (“IMDS”). We report our ADTech business as one segment. Our Unallocated Expenses are those not associated with a specific business segment.

Consolidated revenue and profitability information are as follows:

	Three Months Ended			Six Months Ended
(dollars in thousands)	Jun 30, 2022	Jun 30, 2021	Mar 31, 2022	Jun 30, 2022	Jun 30, 2021
Revenue	$524,031	$498,199	$446,159	$970,190	$935,752
Gross Margin	76,041	68,397	45,480	121,521	125,054
Gross Margin %	15%	14%	10%	13%	13%
Operating Income (Loss)	22,850	22,819	(1,039)	21,811	36,602
Operating Income (Loss) %	4%	5%	—%	2%	4%

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

We had operating income in the three- and six-month periods ended June 30, 2022 of $23 million and $22 million, respectively, and $23 million and $37 million, respectively, in the corresponding periods of the prior year. Included in our operating income (losses) for the three- and six-month periods ended June 30, 2021 were charges of $1.4 million and $2.7 million for loss on sale of an asset and other costs we recognized as we adapted our geographic footprint and staffing levels to the conditions of the markets we serve. There were no such charges of a similar nature during the three- and six-month periods ended June 30, 2022. Charges included in the three- and six-month periods ended June 30, 2021 are summarized as follows:

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

	Three Months Ended			Six Months Ended
(dollars in thousands)	Jun 30, 2022	Jun 30, 2021	Mar 31, 2022	Jun 30, 2022	Jun 30, 2021
Subsea Robotics
Revenue	$157,123	$141,371	$127,989	$285,112	$260,490
Gross Margin	37,004	31,767	21,958	58,962	55,845
Operating Income (Loss)	25,938	21,710	11,552	37,490	36,329
Operating Income (Loss) %	17%	15%	9%	13%	14%
ROV Days Available	22,750	22,750	22,500	45,250	45,219
ROV Days Utilized	14,631	14,005	11,842	26,473	25,892
ROV Utilization	64%	62%	53%	59%	57%

Manufactured Products
Revenue	105,456	79,127	82,692	188,148	165,952
Gross Margin	7,918	8,391	11,002	18,920	18,395
Operating Income (Loss)	(1,365)	790	2,643	1,278	3,543
Operating Income (Loss) %	(1)%	1%	3%	1%	2%
Backlog at End of Period	335,000	315,000	334,000	335,000	315,000

Offshore Projects Group
Revenue	116,457	107,951	97,397	213,854	197,185
Gross Margin	25,441	14,566	7,737	33,178	29,677
Operating Income (Loss)	17,535	7,996	666	18,201	16,809
Operating Income (Loss) %	15%	7%	1%	9%	9%

Integrity Management & Digital Solutions
Revenue	59,438	64,070	56,570	116,008	118,118
Gross Margin	9,222	10,462	9,199	18,421	18,671
Operating Income (Loss)	3,436	4,721	3,508	6,944	7,195
Operating Income (Loss) %	6%	7%	6%	6%	6%

Total Energy Services and Products
Revenue	$438,474	$392,519	$364,648	$803,122	$741,745
Gross Margin	79,585	65,186	49,896	129,481	122,588
Operating Income (Loss)	45,544	35,217	18,369	63,913	63,876
Operating Income (Loss) %	10%	9%	5%	8%	9%

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

	Three Months Ended			Six Months Ended
	Jun 30, 2022	Jun 30, 2021	Mar 31, 2022	Jun 30, 2022	Jun 30, 2021
ROV	77%	80%	76%	77%	79%

Other	23%	20%	24%	23%	21%

During the second quarter of 2022, Subsea Robotics operating income and revenue increased significantly as compared to the immediately preceding quarter, primarily due to healthy levels of seasonal activity for ROV, survey and tooling services. The increase in activity in the second quarter of 2022 better aligned our operating results with the additional costs incurred during the first quarter of 2022 and we started to realize recent pricing improvements. Subsea Robotics operating income for the second quarter of 2022 increased on higher revenue as compared to the corresponding period of the prior year, as a result of increased days on hire and higher average revenue per day on hire. Subsea Robotics operating income for the six-month period ended June 30, 2022 increased as compared to the corresponding period of the prior year on higher revenue, as a result of increased days on hire and higher average revenue per day in the first half of 2022.

For the three-month period ended June 30, 2022, days on hire were higher when compared to the immediately preceding quarter, due to standard seasonality and recovering offshore activity in the second quarter of 2022. Fleet utilization was 64% in the three-month period ended June 30, 2022 as compared to 62% for the corresponding period of the prior year and 53% for the immediately preceding quarter. Fleet utilization increased to 59% from 57% for the six-month period ended June 30, 2022 and 2021, respectively. We retired seven of our conventional work-class ROV systems and replaced them with five upgraded conventional work-class ROV systems and two IsurusTM work-class ROV systems (which are capable of operating in high-current conditions and are ideal for renewables projects and high-speed surveys) during the six months ended June 30, 2022, resulting in a total of 250 ROVs in our ROV fleet as of both June 30, 2022 and June 30, 2021.

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

Our Manufactured Products operating results in the second quarter of 2022 were lower on higher revenue as compared to the immediately preceding quarter. For the three-month period ended June 30, 2022, revenue increased as compared to the immediately preceding quarter, primarily due to the receipt of certain umbilical materials in the second quarter of 2022 that did not contribute to manufacturing activity in the same period while operating results were lower as compared to the immediately preceding quarter, primarily due to less profitable work being executed in our mobility solutions businesses. Manufactured Products revenue for the three- and six-month periods ended June 30, 2022 as compared to the corresponding periods of the prior year, was higher primarily due to the receipt of certain umbilical materials mentioned above that did not contribute to operating results in the second quarter of 2022. Manufactured Products operating results for the three- and six-month periods ended June 30, 2022, as compared to the corresponding periods of the prior year, were lower primarily due to less favorable project mix in our mobile robotics and theme park businesses, partially offset by improved results in our energy businesses.

Our Manufactured Products backlog was $335 million as of June 30, 2022 compared to $318 million as of December 31, 2021. Our book-to-bill ratio was 1.25 for the trailing 12 months, as compared with a book-to-bill ratio of 1.1 for the year ended December 31, 2021.

Offshore Projects Group. Our OPG segment provides a broad portfolio of integrated subsea project capabilities and solutions as follows:

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

Our OPG revenue and operating results were significantly higher in the second quarter of 2022 as compared to the immediately preceding quarter, primarily due to increased IMR and installation work in the Gulf of Mexico reflecting increased demand and significantly improved pricing for vessel-based services. Our OPG operating results were higher in the three months ended June 30, 2022 compared to the corresponding period of the prior year, primarily due to increased installation work in the Gulf of Mexico. Our OPG operating results improved in the six months ended June 30, 2022 as compared to the corresponding period of the prior year, primarily due to increased intervention work in the Gulf of Mexico.

Integrity Management & Digital Solutions. Through our IMDS segment, we provide asset integrity management, corrosion management, inspection and nondestructive testing services, principally to customers in the oil and gas, power generation and petrochemical industries. We perform these services on both onshore and offshore facilities, both topside and subsea. We also provide software, digital and connectivity solutions for the energy industry and software and analytical solutions for the bulk cargo maritime industry.

Our IMDS operating results for the second quarter of 2022 were relatively flat on increased revenue, as compared to the immediately preceding quarter. Higher seasonal activity contributed to the revenue increase. IMDS operating results for the three- and six-month periods ended June 30, 2022 as compared to the corresponding periods of the prior year, were slightly lower primarily on lower activity levels.

Aerospace and Defense Technologies. Our ADTech segment provides government services and products, including engineering and related manufacturing in defense and space exploration activities, principally to U.S. government agencies and their prime contractors.

Revenue, gross margin and operating income (loss) information for our ADTech segment are as follows:

	Three Months Ended			Six Months Ended
(dollars in thousands)	Jun 30, 2022	Jun 30, 2021	Mar 31, 2022	Jun 30, 2022	Jun 30, 2021
Revenue	$85,557	$105,680	$81,511	$167,068	$194,007
Gross Margin	15,744	24,603	16,870	32,614	46,713
Operating Income (Loss)	8,961	19,340	11,844	20,805	36,179
Operating Income (Loss) %	10%	18%	15%	12%	19%

Our ADTech segment operating results for the second quarter of 2022 were lower as compared to the immediately preceding quarter, on higher revenue, due to changes in revenue mix and delays in certain projects where we incurred pre-contract costs. ADTech operating results for the three-month period ended June 30, 2022 were lower, when compared to the corresponding period of the prior year, on lower revenue due to decreased activity in defense subsea technologies. Our ADTech operating results for the six-month period ended June 30, 2022 decreased on lower levels of revenue, when compared to the corresponding period of the prior year, due to decreased activity in both defense subsea technologies and space systems.

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

The following table sets forth our Unallocated Expenses for the periods indicated:

	Three Months Ended			Six Months Ended
(dollars in thousands)	Jun 30, 2022	Jun 30, 2021	Mar 31, 2022	Jun 30, 2022	Jun 30, 2021
Gross margin expenses	$(19,288)	$(21,392)	(21,286)	$(40,574)	$(44,247)
% of revenue	4%	4%	5%	4%	5%
Operating expenses	(31,655)	(31,738)	(31,252)	(62,907)	(63,453)
Operating expenses % of revenue	6%	6%	7%	6%	7%

Our unallocated operating expenses for the second quarter of 2022 were relatively flat as compared to the immediately preceding quarter and the corresponding period of the prior year. Our Unallocated operating expenses for the six-month period ended June 30, 2022 were relatively flat as compared to the corresponding period of the prior year.

Other

The following table sets forth our significant financial statement items below the income (loss) from operations line.

	Three Months Ended			Six Months Ended
(in thousands)	Jun 30, 2022	Jun 30, 2021	Mar 31, 2022	Jun 30, 2022	Jun 30, 2021
Interest income	$767	$683	$796	$1,563	$1,202
Interest expense, net of amounts capitalized	(9,619)	(9,729)	(9,443)	(19,062)	(20,136)
Equity in income (losses) of unconsolidated affiliates	318	378	294	612	912
Other income (expense), net	583	(1,955)	444	1,027	(3,408)
Provision (benefit) for income taxes	11,179	5,955	10,262	21,441	18,296

In addition to interest on borrowings, interest expense, net of amounts capitalized, includes amortization of loan costs and interest rate swap gains, fees for lender commitments under our senior secured revolving credit agreement and fees for standby letters of credit and bank guarantees that banks issue on our behalf for performance bonds, bid bonds and self-insurance requirements.

Foreign currency transaction gains and losses are the principal component of other income (expense), net. In the three-month periods ended June 30, 2022 and 2021, we incurred foreign currency transaction gains (losses) of $0.9 million and $(1.8) million, respectively. In the six-month periods ended June 30, 2022 and 2021, we incurred foreign currency transaction gains (losses) of $1.3 million and $(3.7) million, respectively. The currency gains (losses) in the 2022 and 2021 periods were primarily related to increasing (declining) exchange rates for the Angolan kwanza relative to the U.S. dollar. We could incur further foreign currency transaction gains (losses) due to foreign currency exchange fluctuations in Angola, and other countries.

Our tax provision is based on (1) our earnings for the period and other factors affecting the tax provision and (2) the operations of foreign branches and subsidiaries that are subject to local income and withholding taxes. Factors that affect our tax rate include our profitability levels in general and the geographical mix of our results. The effective tax rate for the three- and six-month periods ended June 30, 2022 and 2021 was different than the federal statutory rate of 21%, primarily due to the geographical mix of revenue and earnings, changes in valuation allowances and uncertain tax positions, and other discrete items; therefore, we do not believe a discussion of the effective tax rate is meaningful. We continue to make an assertion to indefinitely reinvest the unrepatriated earnings of any foreign subsidiary that would incur incremental tax consequences upon the distribution of such earnings.

On March 27, 2020, the CARES Act was signed into law in the United States. In accordance with the rules and procedures under the CARES Act, we filed certain refund claims to carry back a portion of our U.S. net operating loss. Prior to enactment of the CARES Act, such net operating losses could only be carried forward. As a result, we expect to receive combined refunds of approximately $33 million, of which we have received $10 million as of June 30, 2022. The remaining refunds are classified as accounts receivable, net, in our consolidated balance sheet as of June 30, 2022. While the exact timing for the receipt of these refunds remains uncertain, we do not anticipate receiving any portion of these refunds in 2022.

Our income tax payments for the full year of 2022 are estimated to be in the range of $40 million to $45 million, which includes taxes incurred in countries that impose tax on the basis of in-country revenue, without regard to the profitability of such operations.

Liquidity and Capital Resources

We consider our liquidity and capital resources adequate to support our operations, capital commitments and growth initiatives. As of June 30, 2022, we had working capital of $675 million, including cash and cash equivalents of $368 million. Additionally, as of June 30, 2022, we had $215 million available through our senior secured revolving credit agreement (the “Revolving Credit Agreement”) that we entered into in April 2022. We remain committed to maintaining strong liquidity for the full year of 2022 and believe that our cash position, undrawn Revolving Credit Agreement, and debt maturity profile should provide us ample resources and time to address potential opportunities to improve our returns.

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

Cash flows for the six months ended June 30, 2022 and 2021 are summarized as follows:

	Six Months Ended
(in thousands)	Jun 30, 2022	Jun 30, 2021
Changes in Cash:
Net Cash Provided by (Used in) Operating Activities	$(124,482)	$48,823
Net Cash Used in Investing Activities	(35,095)	(12,157)
Net Cash Used in Financing Activities	(2,062)	(32,284)
Effect of exchange rates on cash	(8,063)	(311)
Net Increase (Decrease) in Cash and Cash Equivalents	$(169,702)	$4,071

Operating activities

Our primary sources and uses of cash flows from operating activities for the six months ended June 30, 2022 and 2021 are as follows:

	Six Months Ended
(in thousands)	Jun 30, 2022	Jun 30, 2021
Cash Flows from Operating Activities:
Net income (loss)	$(15,490)	$(3,124)
Non-cash items, net	64,259	70,037
Accounts receivable and contract assets	(105,397)	(63,072)
Inventory	(15,562)	12,107
Current liabilities	(28,422)	41,820
Other changes	(23,870)	(8,945)
Net Cash Provided by (Used in) Operating Activities	$(124,482)	$48,823

The decrease in cash related to accounts receivable and contract assets in the six months ended June 30, 2022 reflects the timing of project milestones and customer payments. The decrease in cash related to inventory in the six months ended June 30, 2022 corresponds with an increase in our backlog. The decrease in cash related to current liabilities in the six months ended June 30, 2022 reflects the timing of vendor payments and the annual employee incentive payments related to attainment of specific performance goals in prior periods.

Investing activities

Our capital expenditures of $36 million were higher during the first six months of 2022, as compared to $23 million in the first six months of 2021, primarily due to increased spending in our Subsea Robotics segment to upgrade five of our conventional work-class ROV systems and add two IsurusTM work-class ROV systems (which are capable of operating in high-current conditions and are ideal for renewables projects and high-speed surveys) along with increased unallocated capital expenditures for information technology systems.

For 2022, we expect our organic capital expenditures to be in the range of $70 million to $80 million. This includes approximately $40 million to $45 million of maintenance capital expenditures and $30 million to $35 million of growth capital expenditures.

We have several deepwater vessels under a mix of short-term charters where we can see firm workload and spot charters as market opportunities arise, along with two long-term charters that began in the first six months of 2022. With the current market conditions, we anticipate we may add additional chartered vessels throughout the year to align with our strategy that balances vessel cost, availability and capability to capture work. We expect to do this through the continued utilization of a mix of short-term, spot and long-term charters.

Financing activities

In the six months ended June 30, 2022, we used $2.1 million of cash in financing activities. In the six months ended June 30, 2021, we used $32.3 million of cash in financing activities primarily due to repurchases of approximately $31 million in aggregate principal amount of the 2024 Senior Notes (as defined below) at approximately par in open market transactions.

As of June 30, 2022, we had long-term debt in the principal amount of $700 million outstanding and $215 million available under our Revolving Credit Agreement. As of June 30, 2022, we were in compliance with all the covenants set forth in the credit agreement governing the Revolving Credit Agreement.

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

Off-Balance Sheet Arrangements

We have not guaranteed any debt not reflected on our Consolidated Balance Sheets as of June 30, 2022, and we do not have any off-balance sheet arrangements, as defined by Securities and Exchange Commission's rules.

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

For information about our critical accounting policies and estimates, see Part II. Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our annual report on Form 10-K for the year ended December 31, 2021. As of June 30, 2022, there have been no material changes to the judgments, assumptions and estimates upon which our critical accounting policies and estimates are based.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

We are currently exposed to certain market risks arising from transactions we have entered into in the normal course of business. These risks relate to interest rate changes and fluctuations in foreign exchange rates. Except for our exposure in Angola, we do not believe these risks are material. We have not entered into any market-risk-sensitive instruments for speculative or trading purposes. When we have a significant amount of borrowings, we typically manage our exposure to interest rate changes through the use of a combination of fixed- and floating-rate debt. See Note 6—“Debt” in the Notes to Consolidated Financial Statements in this quarterly report for a description of our revolving credit agreement and interest rates on our borrowings. We believe significant interest rate changes would not have a material near-term impact on our future earnings or cash flows.

Because we operate in various regions in the world, we conduct a portion of our business in currencies other than the U.S. dollar. The functional currency for most of our international operations is the applicable local currency. A stronger U.S. dollar against the United Kingdom pound sterling, the Norwegian kroner and the Brazilian real could result in lower operating income. We manage our exposure to changes in foreign exchange rates principally through arranging compensation in U.S. dollars or freely convertible currency and, to the extent possible, by limiting compensation received in other currencies to amounts necessary to meet obligations denominated in those currencies. We use the exchange rates in effect as of the balance sheet date to translate assets and liabilities when the functional currency is the local currency, resulting in translation adjustments that we reflect as accumulated other comprehensive income or loss in the equity section of our Consolidated Balance Sheets. We recorded net adjustments to our equity accounts of $(31) million and $6.5 million in the three-month periods ended June 30, 2022 and June 30, 2021, respectively, and $(21) million and $3.6 million in the six-month periods ended June 30, 2022 and 2021, respectively. Negative adjustments reflect the net impact of the strengthening of the U.S. dollar against various foreign currencies for locations where the functional currency is not the U.S. dollar. Conversely, positive adjustments reflect the effect of a weakening U.S. dollar.

We recorded foreign currency transaction gains (losses) of $0.9 million and $(1.8) million in the three-month periods ended June 30, 2022 and 2021, respectively, and $1.3 million and $(3.7) million in the six-month periods ended June 30, 2022 and 2021, respectively. We recorded foreign currency transaction gains (losses) related to the Angolan kwanza as a component of other income (expense), net in our Consolidated Statements of Operations in those respective periods. Foreign currency transaction gains (losses) related to the Angolan kwanza of $1.2 million and $(0.5) million in three-month periods ended June 30, 2022 and 2021, respectively, and $2.1 million and $(1.9) million in the six-month periods ended June 30, 2022 and 2021, respectively, were primarily due to the remeasurement of our Angolan kwanza cash balances to U.S. dollars. Any conversion of cash balances from kwanza to U.S. dollars is controlled by the central bank in Angola. During 2021, we were able to repatriate $4.5 million of cash from Angola.

As of June 30, 2022 and December 31, 2021, we had the equivalent of approximately $3.5 million and $1.0 million, respectively, of kwanza cash balances in Angola reflected on our Consolidated Balance Sheets.

To mitigate our currency exposure risk in Angola, we have used kwanza to purchase equivalent Angolan central bank (Banco Nacional de Angola) bonds. The bonds are denominated as U.S. dollar equivalents, so that, upon payment of semi-annual interest and principal upon maturity, payment is made in kwanza, equivalent to the respective U.S. dollars at the then-current exchange rate. As of June 30, 2022 and December 31, 2021, we had $6.2 million, respectively, of U.S. dollar equivalent Angolan bonds. During the three- and six-month periods ended June 30, 2021, we sold a portion of these bonds for $1.9 million and $4.5 million, respectively, and recognized a gain of $0.2 million and $0.5 million, respectively, as a component of other income (expense), net in our Consolidated Statement of Operations. We did not sell any of our remaining Angolan bonds in the three- and six-month periods ended June 30, 2022.

We estimated the fair market value of the Angolan bonds to be $5.8 million and $6.4 million as of June 30, 2022 and December 31, 2021, respectively, using quoted market prices. Since the market for the Angolan bonds is not an active market, the fair value of the Angolan bonds is classified within Level 2 in the fair value hierarchy under U.S. GAAP. As of June 30, 2022 and December 31, 2021, we have $0.4 million in unrealized loss, net of tax, and $0.2 million in unrealized gain, net of tax, respectively, in unrealized losses, net of tax, related to these bonds as a component of accumulated other comprehensive loss on our Consolidated Balance Sheets.

Item 4.        Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2022 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There has been no change in our internal control over financial reporting that occurred during the three months ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.Legal Proceedings

For information regarding legal proceedings, see the discussion under the caption “Litigation” in Note 7—“Commitments and Contingencies” in the Notes to Consolidated Financial Statements included in this report, which discussion we incorporate by reference into this Item.

Item 6.         Exhibits

Index to Exhibits
			Registration or File Number	Form of Report	Report Date	Exhibit Number
*	3.01	Restated Certificate of Incorporation	1-10945	10-K	Dec. 2000	3.01
*	3.02	Certificate of Amendment to Restated Certificate of Incorporation	1-10945	8-K	May 2008	3.1
*	3.03	Certificate of Amendment to Restated Certificate of Incorporation	1-10945	8-K	May 2014	3.1
*	3.04	Amended and Restated Bylaws	1-10945	8-K	Aug. 2020	3.01
*	10.01	Credit Agreement, dated as of April 8, 2022, among Oceaneering International, Inc., as borrower, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent.	1-10945	8-K	Apr. 2022	10.1
	31.01	Rule 13a – 14(a)/15d – 14(a) certification of principal executive officer
	31.02	Rule 13a – 14(a)/15d – 14(a) certification of principal financial officer
	32.01	Section 1350 certification of principal executive officer
	32.02	Section 1350 certification of principal financial officer
	101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
	101.SCH	XBRL Taxonomy Extension Schema Document
	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
	101.LAB	XBRL Taxonomy Extension Label Linkbase Document
	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
	104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
	*	Exhibit previously filed with the Securities and Exchange Commission, as indicated, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

July 29, 2022	/S/ RODERICK A. LARSON
Date	Roderick A. Larson
President and Chief Executive Officer
(Principal Executive Officer)

July 29, 2022	/S/ ALAN R. CURTIS
Date	Alan R. Curtis
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

July 29, 2022	/S/ WITLAND J. LEBLANC, JR.
Date	Witland J. LeBlanc, Jr.
Vice President and Chief Accounting Officer
(Principal Accounting Officer)