Form 10-Q
period 2022-09-30
OCEANEERING INTERNATIONAL INC
filed 2022-10-28
CIK 73756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number: 1-10945
____________________________________________
OCEANEERING INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware		95-2628227
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

5875 North Sam Houston Parkway, West, Suite 400
Houston,	Texas	77086
(Address of principal executive offices)		(Zip Code)
(713) 329-4500
(Registrant's telephone number, including area code)
11911 FM 529, Houston, TX 77041
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
☐ Yes   ☑ No
Number of shares of Common Stock outstanding as of October 21, 2022: 100,259,525

Oceaneering International, Inc.
Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	Sep 30, 2022	Dec 31, 2021
(in thousands, except share data)
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$427,507	$538,114
Accounts receivable, net	384,886	262,960
Contract assets, net	172,944	164,847
Inventory, net	167,762	153,682
Other current assets	66,643	68,400
Total Current Assets	1,219,742	1,188,003
Property and equipment, at cost	2,384,833	2,452,421
Less accumulated depreciation	1,950,247	1,962,825
Net property and equipment	434,586	489,596
Other Assets:
Goodwill	33,902	34,908
Other noncurrent assets	98,319	104,255
Right-of-use operating lease assets	136,283	146,097
Total other assets	268,504	285,260
Total Assets	$1,922,832	$1,962,859
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$135,882	$122,327
Accrued liabilities	299,659	290,659
Contract liabilities	80,184	88,175
Total current liabilities	515,725	501,161
Long-term debt	701,258	702,067
Long-term operating lease liabilities	148,864	158,503
Other long-term liabilities	79,687	90,104
Commitments and contingencies
Equity:
Common stock, par value $0.25 per share; 360,000,000 shares authorized; 110,834,088 shares issued	27,709	27,709
Additional paid-in capital	152,901	173,608
Treasury stock; 10,574,563 and 11,033,098 shares, at cost	(605,553)	(631,811)
Retained earnings	1,304,726	1,301,913
Accumulated other comprehensive loss	(408,548)	(366,458)
Oceaneering shareholders' equity	471,235	504,961
Noncontrolling interest	6,063	6,063
Total equity	477,298	511,024
Total Liabilities and Equity	$1,922,832	$1,962,859

The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2022	2021	2022	2021
Revenue	$559,671	$466,814	$1,529,861	$1,402,566
Cost of services and products	463,917	406,966	1,312,586	1,217,664
Gross margin	95,754	59,848	217,275	184,902
Selling, general and administrative expense	48,879	44,079	148,589	132,531
Income (loss) from operations	46,875	15,769	68,686	52,371
Interest income	1,396	662	2,959	1,864
Interest expense	(9,552)	(9,616)	(28,614)	(29,752)
Equity in income (losses) of unconsolidated affiliates	496	189	1,108	1,101
Other income (expense), net	(1,222)	(814)	(195)	(4,222)
Income (loss) before income taxes	37,993	6,190	43,944	21,362
Provision (benefit) for income taxes	19,690	13,560	41,131	31,856
Net Income (Loss)	$18,303	$(7,370)	$2,813	$(10,494)

Weighted-average shares outstanding
Basic	100,259	99,797	100,160	99,675
Diluted	101,310	99,797	101,372	99,675
Earnings (loss) per share
Basic	$0.18	$(0.07)	$0.03	$(0.11)
Diluted	$0.18	$(0.07)	$0.03	$(0.11)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Net income (loss)	$18,303	$(7,370)	$2,813	$(10,494)
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	(20,889)	(8,988)	(42,044)	(5,376)
Change in unrealized gains for available-for-sale debt securities (1)	595	(249)	(46)	436
Total other comprehensive income (loss)	(20,294)	(9,237)	(42,090)	(4,940)
Comprehensive income (loss)	$(1,991)	$(16,607)	$(39,277)	$(15,434)

(1)	There is no income tax expense or benefit associated with the three and nine months ended September 30, 2022 and 2021 due to an offsetting valuation allowance.

The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
(in thousands)	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$2,813	$(10,494)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	93,128	105,937
Deferred income tax provision (benefit)	603	(1,801)
Net loss (gain) on sales of property and equipment	(2,401)	2,318
Noncash compensation	7,413	8,101
Noncash impact of lease accounting	(64)	(4,636)
Excluding the effects of acquisitions, increase (decrease) in cash from:
Accounts receivable and contract assets	(130,023)	(29,587)
Inventory	(14,079)	12,371
Other operating assets	4,522	(7,624)
Currency translation effect on working capital, excluding cash	(4,690)	(142)
Current liabilities	14,562	14,130
Other operating liabilities	(10,367)	(3,254)
Total adjustments to net income (loss)	(41,396)	95,813
Net Cash Provided by (Used in) Operating Activities	(38,583)	85,319
Cash Flows from Investing Activities:
Purchases of property and equipment	(55,094)	(35,816)
Proceeds from redemption of investments in Angolan bonds	—	4,486
Distributions of capital from unconsolidated affiliates	540	3,108
Proceeds from sale of property and equipment	6,422	4,129
Other investing activities	(3,000)	1,157
Net Cash Provided by (Used in) Investing Activities	(51,132)	(22,936)
Cash Flows from Financing Activities:
Repurchase of 2024 Senior Notes	—	(63,010)
Other financing activities	(1,862)	(1,727)
Net Cash Provided by (Used in) Financing Activities	(1,862)	(64,737)
Effect of exchange rates on cash	(19,030)	(1,937)
Net Increase (Decrease) in Cash and Cash Equivalents	(110,607)	(4,291)
Cash and Cash Equivalents—Beginning of Period	538,114	452,016
Cash and Cash Equivalents—End of Period	$427,507	$447,725

The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Oceaneering Shareholders' Equity	Non-controlling Interest	Total Equity
(in thousands)
Balance, December 31, 2021	$27,709	$173,608	$(631,811)	$1,301,913	$(366,458)	$504,961	$6,063	$511,024
Net income (loss)	—	—	—	(19,210)	—	(19,210)	—	(19,210)
Other comprehensive income (loss)	—	—	—	—	9,871	9,871	—	9,871
Restricted stock unit activity	—	(19,082)	19,452	—	—	370	—	370
Restricted stock activity	—	(6,466)	6,466	—	—	—	—	—
Balance, March 31, 2022	27,709	148,060	(605,893)	1,282,703	(356,587)	495,992	6,063	502,055
Net income (loss)	—	—	—	3,720	—	3,720	—	3,720
Other comprehensive income (loss)	—	—	—	—	(31,667)	(31,667)	—	(31,667)
Restricted stock unit activity	—	2,479	141	—	—	2,620	—	2,620
Balance, June 30, 2022	27,709	150,539	(605,752)	1,286,423	(388,254)	470,665	6,063	476,728
Net income (loss)	—	—	—	18,303	—	18,303	—	18,303
Other comprehensive income (loss)	—	—	—	—	(20,294)	(20,294)	—	(20,294)
Restricted stock unit activity	—	2,362	199	—	—	2,561	—	2,561
Balance, September 30, 2022	$27,709	$152,901	$(605,553)	$1,304,726	(408,548)	$471,235	$6,063	$477,298

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Oceaneering Shareholders' Equity	Non-controlling Interest	Total Equity
(in thousands)
Balance, December 31, 2020	$27,709	$192,492	$(660,021)	$1,351,220	$(359,306)	$552,094	$6,063	$558,157
Net income (loss)	—	—	—	(9,365)	—	(9,365)	—	(9,365)
Other comprehensive income (loss)	—	—	—	—	(1,802)	(1,802)	—	(1,802)
Restricted stock unit activity	—	(13,642)	14,997	—	—	1,355	—	1,355
Restricted stock activity	—	(10,439)	10,439	—	—	—	—	—
Balance, March 31, 2021	27,709	168,411	(634,585)	1,341,855	(361,108)	542,282	6,063	548,345
Net income (loss)	—	—	—	6,241	—	6,241	—	6,241
Other comprehensive income (loss)	—	—	—	—	6,099	6,099	—	6,099
Restricted stock unit activity	—	(409)	2,456	—	—	2,047	—	2,047
Balance, June 30, 2021	27,709	168,002	(632,129)	1,348,096	(355,009)	556,669	6,063	562,732
Net income (loss)	—	—	—	(7,370)	—	(7,370)	—	(7,370)
Other comprehensive income (loss)	—	—	—	—	(9,237)	(9,237)	—	(9,237)
Restricted stock unit activity	—	2,785	187	—	—	2,972	—	2,972
Balance, September 30, 2021	$27,709	$170,787	$(631,942)	$1,340,726	$(364,246)	$543,034	$6,063	$549,097

The accompanying Notes are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    SUMMARY OF MAJOR ACCOUNTING POLICIES

Basis of Presentation. Oceaneering International, Inc. (“Oceaneering,” “we” “our” or “us”) has prepared these unaudited consolidated financial statements pursuant to instructions for quarterly reports on Form 10-Q, which we are required to file with the United States Securities and Exchange Commission (the “SEC”). These financial statements do not include all information and footnotes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). These financial statements reflect all adjustments that we believe are necessary to present fairly our financial position as of September 30, 2022 and our results of operations and cash flows for the periods presented. Except as otherwise disclosed herein, all such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in our annual report on Form 10-K for the year ended December 31, 2021. The results for interim periods are not necessarily indicative of annual results.
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
We are monitoring the impacts from the coronavirus (“COVID-19”) pandemic and new variants thereof, the Russia-Ukraine conflict and volatility in the oil and natural gas markets and the effects thereof on our customers and various counterparties. We have considered the current and expected economic and market conditions, as a result of COVID-19 and the Russia-Ukraine conflict, in calculating credit loss expense for the three- and nine-month periods ended September 30, 2022 and 2021 and determined the impacts are de minimis.
As of September 30, 2022, our allowance for credit losses was $1.6 million for accounts receivable and $0.5 million for other receivables.
Financial assets are written off when deemed uncollectible and there is no reasonable expectation of recovering the contractual cash flows. During the three- and nine-month periods ended September 30, 2022, we did not write off any financial assets.

We have elected to apply the practical expedient available under Accounting Standards Codification (“ASC”) Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” as amended (“ASC 326”), to exclude the accrued interest receivable balance that is included in our held-to-maturity loans receivable. The amounts excluded as of September 30, 2022 and December 31, 2021 were $0.9 million and $1.2 million, respectively.
Accounts receivable are considered to be past due after the end of the contractual terms agreed to with the customer. There were no material past due amounts that we consider uncollectible for our financial assets as of September 30, 2022. We generally do not require collateral from our customers.
Inventory. Inventory is valued at the lower of cost or net realizable value. We determine cost using the weighted-average method. We periodically review the value of items in inventory and record write-downs or write-offs of inventory based on our assessment of market conditions. Write-downs and write-offs are charged to cost of services and products. We did not record any write-downs or write-offs of inventory in the three- and nine-month periods ended September 30, 2022 and 2021.
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
We capitalize interest on assets where the construction period is anticipated to be more than three months. We did not capitalize interest in the three- and nine-month periods ended September 30, 2022 and 2021. We do not allocate general administrative costs to capital projects.
Long-lived intangible assets, primarily acquired in connection with business combinations, include trade names, intellectual property and customer relationships and are being amortized over their respective estimated useful lives.
Our management periodically, and upon the occurrence of a triggering event, reviews the realizability of our property and equipment, long-lived intangible assets and right-of-use operating lease assets to determine whether any events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable. For long-lived assets to be held and used, we base our evaluation on impairment indicators such as the nature of the assets, the future economic benefits of the assets, any historical or future profitability measurements and other external market conditions or factors that may be present. If such impairment indicators are present or other factors exist that indicate that the carrying amount of an asset may not be recoverable, we determine whether an impairment has occurred through the use of an undiscounted cash flows analysis of the asset at the lowest level for which identifiable cash flows exist. If an impairment has occurred, we recognize a loss for the difference between the carrying amount and the fair value of the asset. We did not identify indicators of impairment for property and equipment, long-lived intangible assets or right-of-use operating lease assets for the three- and nine-month periods ended September 30, 2022 and 2021.
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
In our annual evaluation of goodwill, we perform a qualitative or quantitative impairment test. Under the qualitative approach, if we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we are required to perform the quantitative analysis to determine the fair value for the reporting unit. We then compare the fair value of the reporting unit with its carrying amount and recognize an impairment loss for the amount by which the carrying amount exceeds the fair value of the reporting unit. The loss recognized should not exceed the total amount of goodwill allocated to the reporting unit. We also consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. We did not identify indicators of impairment for goodwill for the three- and nine-month periods ended September 30, 2022 and 2021.
Foreign Currency Translation. The functional currency for most of our foreign subsidiaries is the applicable local currency. Results of operations for foreign subsidiaries with functional currencies other than the U.S. dollar are translated into U.S. dollars using average exchange rates during the period. Assets and liabilities of these foreign subsidiaries are translated into U.S. dollars using the exchange rates in effect as of the balance sheet date, and the resulting translation adjustments are recognized, net of tax, in accumulated other comprehensive income (loss) as a component of shareholders' equity. All foreign currency transaction gains and losses are recognized currently in the Consolidated Statements of Operations. We recorded $(1.1) million and $0.2 million of foreign currency transaction gains (losses) in the three- and nine-month periods ended September 30, 2022, respectively. We recorded $(0.3) million and $(4.0) million of foreign currency transaction gains (losses) in the three- and nine-month periods ended September 30, 2021, respectively. Those amounts are included as a component of other income (expense), net in our Consolidated Statement of Operations.
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
We apply judgment in the determination and allocation of transaction price to performance obligations, and the subsequent recognition of revenue, based on the facts and circumstances of each contract. We routinely review estimates related to our contracts and, when required, reflect revisions to profitability in earnings immediately. If an element of variable consideration has the potential for a significant future reversal of revenue, we will constrain that variable consideration to a level intended to remove the potential future reversal. If a current estimate of total contract cost indicates an ultimate loss on a contract, we recognize the projected loss in full when we determine it. During the three- and nine-month periods ended September 30, 2022, we recognized projected losses of $1.5 million and $4.0 million, respectively, for contracts in our Manufactured Products segment. During the three- and nine-month periods ended September 30, 2021, we recognized a projected loss of $2.1 million for a contract in our Subsea Robotics segment. There could be significant adjustments to overall contract costs in the future, due to changes in facts and circumstances.
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

3.    REVENUE

Revenue by Category

The following tables present revenue disaggregated by business segment, geographical region, and timing of transfer of goods or services.

	Three Months Ended		Nine Months Ended
(in thousands)	Sep 30, 2022	Sep 30, 2021	Sep 30, 2022	Sep 30, 2021
Business Segment:
Energy Services and Products
Subsea Robotics	$169,422	$143,710	$454,534	$404,200
Manufactured Products	94,039	75,359	282,187	241,311
Offshore Projects Group	152,987	95,580	366,841	292,765
Integrity Management & Digital Solutions	58,465	62,806	174,473	180,924
Total Energy Services and Products	474,913	377,455	1,278,035	1,119,200
Aerospace and Defense Technologies	84,758	89,359	251,826	283,366
Total	$559,671	$466,814	$1,529,861	$1,402,566

Geographic Operating Areas:
Foreign:
Africa	$78,955	$78,890	$210,274	$213,087
Asia and Australia	62,097	43,919	161,202	123,616
Norway	41,784	51,269	134,972	160,923
United Kingdom	45,234	46,254	130,122	135,401
Brazil	36,638	30,238	104,940	78,411
Other	25,085	22,912	69,253	69,183
Total Foreign	289,793	273,482	810,763	780,621
United States	269,878	193,332	719,098	621,945
Total	$559,671	$466,814	$1,529,861	$1,402,566

Timing of Transfer of Goods or Services:
Revenue recognized over time	$525,967	$437,086	$1,427,692	$1,316,733
Revenue recognized at a point in time	33,704	29,728	102,169	85,833
Total	$559,671	$466,814	$1,529,861	$1,402,566

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

The following table provides information about contract assets and contract liabilities from contracts with customers.

	Nine Months Ended
(in thousands)	Sep 30, 2022	Sep 30, 2021
Total contract assets, beginning of period	$164,847	$221,997
Revenue accrued	1,456,244	1,355,567
Amounts billed	(1,448,147)	(1,322,892)
Total contract assets, end of period	$172,944	$254,672

Total contract liabilities, beginning of period	$88,175	$50,046
Deferrals of milestone payments	65,075	47,246
Recognition of revenue for goods and services	(73,066)	(46,538)
Total contract liabilities, end of period	$80,184	$50,754

Performance Obligations

As of September 30, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations that were unsatisfied (or partially unsatisfied) was $203 million. In arriving at this value, we have used two expedients available to us and are not disclosing amounts in relation to performance obligations: (1) that are part of contracts with an original expected duration of one year or less; or (2) on contracts where we recognize revenue in line with the billing. Of this amount, we expect to recognize revenue of $156 million over the next 12 months, and we expect to recognize substantially all of the remaining balance of $47 million within the next 24 months.
Due to the nature of our service contracts in our Subsea Robotics, OPG, Integrity Management & Digital Solutions (“IMDS”) and ADTech segments, the majority of our contracts either have initial contract terms of one year or less or have customer option cancellation clauses that lead us to consider the original expected duration of one year or less.
In our Manufactured Products and ADTech segments, we have long-term contracts that extend beyond one year, and these make up the majority of the performance obligations balance reported as of September 30, 2022. We also have shorter-term product contracts with an expected original duration of one year or less that have been excluded.
Where appropriate, we have made estimates within the transaction price of elements of variable consideration within the contracts and constrained those amounts to a level where we consider it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. The amount of revenue recognized in the three- and nine-month periods ended September 30, 2022 and 2021 that was associated with performance obligations completed or partially completed in prior periods was not significant.
As of September 30, 2022, there were no significant outstanding liability balances for refunds or returns due to the nature of our contracts and the services and products we provide. Our warranties are limited to assurance warranties that are of a standard length and are not considered to be material rights. The majority of our contracts consist of a single performance obligation. When there are multiple obligations, we look for observable evidence of stand-alone selling prices on which to base the allocation. This involves judgment as to the appropriateness of the observable evidence relating to the facts and circumstances of the contract. If we do not have observable evidence, we estimate stand-alone selling prices by taking a cost-plus-margin approach, using typical margins from the type of product or service, customer and regional geography involved.

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

Costs to fulfill a contract primarily consist of certain mobilization costs incurred to provide services or products to our customers. These costs are deferred and amortized over the period of contract performance. The closing balance of costs to fulfill a contract was $9.5 million and $7.8 million as of September 30, 2022 and December 31, 2021, respectively. For the three- and nine-month periods ended September 30, 2022, we recorded amortization expense of $1.2 million and $4.2 million, respectively. For the three- and nine-month periods ended September 30, 2021, we recorded amortization expense of $1.2 million and $3.4 million, respectively. No impairment costs were recognized.

4.    INCOME TAXES

Our tax provision is based on (1) our earnings for the period and other factors affecting the tax provision and (2) the operations of foreign branches and subsidiaries that are subject to local income and withholding taxes. Factors that affect our tax rate include our profitability levels in general and the geographical mix of our results. The effective tax rate for the three- and nine-month periods ended September 30, 2022 and 2021 was different than the U.S. federal statutory rate of 21%, primarily due to the geographical mix of revenue and earnings, changes in valuation allowances and uncertain tax positions, and other discrete items; therefore, we do not believe a discussion of the effective tax rate is meaningful. We continue to make an assertion to indefinitely reinvest the unrepatriated earnings of any foreign subsidiary that would incur incremental tax consequences upon the distribution of such earnings.

On March 27, 2020, the U.S. Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law in the United States. In accordance with the rules and procedures under the CARES Act, we filed certain refund claims to carry back a portion of our U.S. net operating loss. Prior to enactment of the CARES Act, such net operating losses could only be carried forward. As a result, we expected to receive combined refunds of approximately $33 million, of which we have previously received $10 million. During the third quarter of 2022, we reached an agreement in principle to settle our 2014 U.S. tax return audit, which reduces the outstanding refunds by approximately $3.0 million. The remaining refunds of approximately $20 million are classified as accounts receivable, net, in our consolidated balance sheet as of September 30, 2022. While the exact timing for the receipt of these refunds remains uncertain, we do not anticipate receiving any portion of these refunds in 2022.
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
We have accrued a net total of $11 million and $15 million in other long-term liabilities on our balance sheet for worldwide unrecognized tax liabilities as of September 30, 2022 and December 31, 2021, respectively. We account for any applicable interest and penalties related to uncertain tax positions as a component of our provision for income taxes in our consolidated financial statements. Changes in our management's judgment related to those liabilities would affect our effective income tax rate in the periods of change.
Our tax returns are subject to audit by taxing authorities in multiple jurisdictions. These audits often take years to complete and settle. The following table lists the earliest tax years open to examination by tax authorities where we have significant operations:

Jurisdiction	Periods
United States	2014
United Kingdom	2019
Norway	2017
Angola	2013
Brazil	2017
Australia	2018

We have ongoing tax audits and judicial tax appeals in various jurisdictions. The outcome of these tax audits and judicial tax appeals may have an impact on uncertain tax positions for income tax returns subsequently filed in those jurisdictions.

5.    SELECTED BALANCE SHEET INFORMATION
The following is information regarding selected balance sheet accounts:

(in thousands)	Sep 30, 2022	Dec 31, 2021
Inventory:
Remotely operated vehicle parts and components	$73,159	$72,572
Other inventory, primarily raw materials	94,603	81,110
Total	$167,762	$153,682

Other current assets:
Prepaid expenses	$60,274	$61,984
Angolan bonds	6,369	6,416
Total	$66,643	$68,400

Accrued liabilities:
Payroll and related costs	$122,826	$134,538
Accrued job costs	60,965	49,032
Income taxes payable	42,157	35,826
Current operating lease liability	18,311	18,781
Other	55,400	52,482
Total	$299,659	$290,659

6.    DEBT
Long-term debt consisted of the following:

(in thousands)	Sep 30, 2022	Dec 31, 2021
4.650% Senior Notes due 2024	$400,000	$400,000
6.000% Senior Notes due 2028	300,000	300,000
Interest rate swap settlements	4,933	6,572
Unamortized debt issuance costs	(3,675)	(4,505)
Long-term debt	$701,258	$702,067

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

The Revolving Credit Agreement includes a $215 million revolving credit facility (the “Revolving Credit Facility”) with a $100 million sublimit for the issuance of letters of credit. Our obligations under the Revolving Credit Agreement are guaranteed by certain of our wholly owned subsidiaries and are secured by first priority liens on certain of our assets and those of the guarantors, including, among other things, intellectual property, inventory, accounts receivable, equipment and equity interests in subsidiaries. As of September 30, 2022, we had no borrowings outstanding under the Revolving Credit Facility and no letters of credit outstanding under the Revolving Credit Agreement.

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

The Revolving Credit Agreement includes financial covenants that are tested on a quarterly basis, based on the rolling four-quarter period that ends on the last day of each fiscal quarter. The maximum permitted Consolidated Net Leverage Ratio is initially 4.00 to 1.00 and decreases to 3.25 to 1.00 during the term of the Revolving Credit Facility. The minimum Consolidated Interest Coverage Ratio (as defined in the Revolving Credit Agreement) is 3.00 to 1.00 throughout the term of the Revolving Credit Facility. In addition, the Revolving Credit Agreement contains various covenants that we believe are customary for agreements of this nature, including, but not limited to, restrictions on our ability and the ability of each of our subsidiaries to incur debt, grant liens, make certain investments, make distributions, merge or consolidate, sell assets and enter into certain restrictive agreements. As of September 30, 2022, we were in compliance with all the covenants set forth in the Revolving Credit Agreement.

We had two interest rate swaps in place relating to a total of $200 million of the 2024 Senior Notes for the period to November 2024. In March 2020, we settled both interest rate swaps with the counterparty for cash proceeds of $13 million. The settlement resulted in a $13 million increase to our long-term debt balance that will be amortized to interest expense prospectively through the maturity date for the 2024 Senior Notes using the effective interest method. As a result, we amortized $0.5 million and $1.6 million to interest expense for the three- and nine-month periods ended September 30, 2022, respectively. In the three- and nine-month periods ended September 30, 2021, we amortized $1.2 million and $3.1 million, respectively, to interest expense, including $0.6 million and $1.2 million, respectively, for the pro-rata write-off of interest rate swap settlement gains associated with the 2024 Senior Notes repurchases discussed above.

We incurred $6.9 million and $4.2 million of issuance costs related to the 2024 Senior Notes and the 2028 Senior Notes, respectively, and $4.0 million of new loan costs related to the Revolving Credit Agreement. These costs, net of accumulated amortization, are included as a reduction of long-term debt on our Consolidated Balance Sheets, as they pertain to the Senior Notes, and in other noncurrent assets, as they pertain to the Revolving Credit Agreement. We are amortizing these costs to interest expense through the respective maturity dates for the Senior Notes and the Revolving Credit Agreement using the straight-line method, which approximates the effective interest rate method. As a result, we amortized $0.6 million and $1.6 million to interest expense for the three- and nine-month periods ended September 30, 2022, respectively, and $0.3 million and $1.0 million to interest expense for the three- and nine-month periods ended September 30, 2021, respectively.

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

The carrying values of cash and cash equivalents approximate their fair values due to the short-term maturity of the underlying instruments. Accounts receivable are generated from a broad group of customers within the energy industry and the U.S. government, which are major sources of our revenue. Due to their short-term nature, carrying values of our accounts receivable and accounts payable approximate fair market values.

We estimated the aggregate fair market value of the Senior Notes to be $604 million as of September 30, 2022, based on quoted prices. Since the market for the Senior Notes is not an active market, the fair value of the Senior Notes is classified within Level 2 in the fair value hierarchy under U.S. GAAP (inputs other than quoted prices in active markets for similar assets and liabilities that are observable or can be corroborated by observable market data for substantially the full terms for the assets or liabilities).

Foreign currency gains (losses) related to the Angolan kwanza of $(1.4) million and $0.9 million in the three-month periods ended September 30, 2022 and 2021, respectively, and $0.7 million and $(1.0) million in the nine-month periods ended September 30, 2022 and 2021, respectively, were primarily related to increasing (declining) exchange rates for the Angolan kwanza relative to the U.S. dollar. We recorded foreign currency transaction gains (losses) related to the Angolan kwanza as a component of other income (expense), net in our Consolidated Statements of Operations.

Any conversion of cash balances from kwanza to U.S. dollars is controlled by the central bank in Angola. As of September 30, 2022 and December 31, 2021, we had the equivalent of approximately $2.7 million and $1.0 million, respectively, of kwanza cash balances in Angola reflected on our Consolidated Balance Sheets. To mitigate our currency exposure risk in Angola, we have used kwanza to purchase equivalent Angolan central bank (Banco Nacional de Angola) bonds. The bonds are denominated as U.S. dollar equivalents, so that, upon payment of semi-annual interest and principal upon maturity, payment is made in kwanza, equivalent to the respective U.S. dollars at the then-current exchange rate. As of September 30, 2022 and December 31, 2021, we had $6.2 million, respectively, of U.S. dollar equivalent Angolan bonds. Because we intend to sell the bonds if we are able to repatriate the proceeds, we have classified these bonds as available-for-sale securities, and they are recorded at fair market value in other current assets in our Consolidated Balance Sheets. We did not sell any of our remaining Angolan bonds in the three- and nine-month periods ended September 30, 2022, however, during the nine-month period ended September 30, 2021, we sold a portion of these bonds for $4.5 million, and recognized a gain of $0.5 million as a component of other income (expense), net in our Consolidated Statement of Operations.

We estimated the fair market value of the Angolan bonds to be $6.4 million as of September 30, 2022 and December 31, 2021, respectively, using quoted market prices. Since the market for the Angolan bonds is not an active market, the fair value of the Angolan bonds is classified within Level 2 in the fair value hierarchy under U.S. GAAP. As of September 30, 2022 and December 31, 2021, we have $0.2 million, in unrealized loss, net of tax, in unrealized gain, net of tax, respectively, related to these bonds as a component of accumulated other comprehensive loss in our Consolidated Balance Sheets.

In the three-month period ended June 30, 2021, we were notified by a customer in our Manufactured Products segment that it was suspending a contract that was substantially complete. Specific to this contract, we billed and received $18 million of accounts receivable during the first nine months of 2022. As of September 30, 2022, we had outstanding contract assets of approximately $18 million for the contract and $5.8 million contract liabilities. As of December 31, 2021, we had outstanding contract assets of approximately $33 million for the contract and contract liabilities of $11 million prepaid for storage of components. We are in discussions with the customer concerning the timing of remaining payments. We continue to believe that we will realize these contract assets at their book values, although we can provide no assurance as to the timing of receipt of the remaining payments.

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

Share-Based Compensation. Annually, the Compensation Committee granted restricted units of our common stock to certain of our key executives and employees and restricted common stock to our nonemployee directors. The restricted stock units granted to our key executives and key employees generally vest in full on the third anniversary of the award date, conditional on continued employment through such vesting date. The restricted stock unit grants can vest pro rata over three years, provided the individual meets certain age and years-of-service requirements. The grants of restricted stock to our nonemployee directors were scheduled to vest in full on the first anniversary of the award date, conditional upon continued service as a director, except for the 2021 grant to one director who retired from our board of directors as of the date of our annual meeting of shareholders in May 2021, which vested on that date. Each grantee of shares of restricted stock is deemed to be the record owner of those shares during the restriction period, with the right to vote and receive any dividends on those shares. The restricted stock units outstanding have no voting or dividend rights.

For each of the restricted stock units granted in 2020 through September 30, 2022, at the earlier of three years after grant or at termination of employment or service, the grantee will be issued one share of our common stock for each unit vested. As of September 30, 2022 and December 31, 2021, respective totals of 2,542,533 and 2,447,259 shares of restricted stock and restricted stock units were outstanding.

We estimate that share-based compensation cost not yet recognized related to shares of restricted stock or restricted stock units, based on their grant-date fair values, was $13 million as of September 30, 2022. This expense is being recognized on a graded-vesting basis over three years for awards attributable to individuals meeting certain age and years-of-service requirements, and on a straight-line basis over the applicable vesting period of one or three years for the other awards.

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

The table that follows presents revenue, income (loss) from operations and depreciation and amortization expense, by business segment:

	Three Months Ended			Nine Months Ended
(in thousands)	Sep 30, 2022	Sep 30, 2021	Jun 30, 2022	Sep 30, 2022	Sep 30, 2021
Revenue
Energy Services and Products
Subsea Robotics	$169,422	$143,710	$157,123	$454,534	$404,200
Manufactured Products	94,039	75,359	105,456	282,187	241,311
Offshore Projects Group	152,987	95,580	116,457	366,841	292,765
Integrity Management & Digital Solutions	58,465	62,806	59,438	174,473	180,924
Total Energy Services and Products	474,913	377,455	438,474	1,278,035	1,119,200
Aerospace and Defense Technologies	84,758	89,359	85,557	251,826	283,366
Total	$559,671	$466,814	$524,031	$1,529,861	$1,402,566
Income (Loss) from Operations
Energy Services and Products
Subsea Robotics	$37,069	$19,533	$25,938	$74,559	$55,862
Manufactured Products	4,282	809	(1,365)	5,560	4,352
Offshore Projects Group	20,310	7,634	17,535	38,511	24,443
Integrity Management & Digital Solutions	3,091	5,362	3,436	10,035	12,557
Total Energy Services and Products	64,752	33,338	45,544	128,665	97,214
Aerospace and Defense Technologies	13,043	14,251	8,961	33,848	50,430
Unallocated Expenses	(30,920)	(31,820)	(31,655)	(93,827)	(95,273)
Total	$46,875	$15,769	$22,850	$68,686	$52,371
Depreciation and Amortization
Energy Services and Products
Subsea Robotics	$16,013	$21,483	$17,531	$52,545	$66,871
Manufactured Products	2,939	3,202	3,020	9,031	9,677
Offshore Projects Group	7,132	6,781	7,107	21,536	20,768
Integrity Management & Digital Solutions	1,695	1,114	1,034	3,759	3,329
Total Energy Services and Products	27,779	32,580	28,692	86,871	100,645
Aerospace and Defense Technologies	671	1,427	821	2,148	4,107
Unallocated Expenses	1,799	234	1,347	4,109	1,185
Total	$30,249	$34,241	$30,860	$93,128	$105,937

We determine Income (Loss) from Operations for each business segment before interest income or expense, other income (expense) and provision for income taxes. We do not consider an allocation of these items to be practical.

Income (Loss) from Operations
During the nine-month period ended September 30, 2021, we recorded adjustments attributable to each of our reporting segments as follows:

	For the Nine Months Ended September 30, 2021
(in thousands)	Subsea Robotics	Manufactured Products	OPG	IMDS	ADTech	Unallocated Expenses	Total
Adjustments for the effects of:
Loss on sale of asset	$—	$—	$—	$—	$—	$1,415	$1,415
Other	395	537	149	217	10	—	1,308
Total of adjustments	$395	$537	$149	$217	$10	$1,415	$2,723
There were no adjustments of a similar nature during the three- and nine-month periods ended September 30, 2022.

Depreciation and Amortization

Depreciation expense on property and equipment, reflected in Depreciation and Amortization, was $28 million, $33 million and $29 million in the three-month periods ended September 30, 2022 and 2021 and June 30, 2022, respectively, and $87 million and $103 million in the nine-month periods ended September 30, 2022 and 2021, respectively.

Amortization expense on long-lived intangible assets, reflected in Depreciation and Amortization, was $2.3 million, $0.8 million and $1.9 million in the three-month periods ended September 30, 2022 and 2021 and June 30, 2022, respectively, and $5.8 million and $2.9 million in the nine-month periods ended September 30, 2022 and 2021, respectively.

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements we make in this quarterly report on Form 10-Q are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements include, without limitation, statements regarding our expectations about:
•the impacts of the coronavirus (“COVID-19”) pandemic and new variants thereof and the Russia-Ukraine conflict on the United States and the global economy, as well as on our business;
•the impact of ongoing supply chain constraints and workforce availability;
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
•the condition of the debt markets and our possible future debt repurchases;
•shares that may be repurchased under our share repurchase plan;
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

Overview of our Results

Our diluted earnings (loss) per share for the three- and nine-month periods ended September 30, 2022 were $0.18 and $0.03, respectively, as compared to $0.04 in the immediately preceding quarter and $(0.07) and $(0.11), respectively, for the corresponding periods of the prior year. Our third quarter 2022 results improved as compared to the second quarter of 2022, led by improved offshore activity and pricing, particularly in the Gulf of Mexico. Although the Gulf of Mexico stood out, our energy segments also saw broad-based activity increases in a number of international markets, including Asia, Africa and Australia. Offshore activity drove significant operating improvements in our energy businesses, which were led by our Subsea Robotics and Offshore Projects Group (“OPG”) segments. In addition, increased manufacturing throughput led to improved operating margins in our Manufactured Products segment. We also saw a meaningful recovery in our government-focused businesses, after experiencing negative timing effects during the second quarter of 2022.

During the first nine months of 2022, our cash decreased by $111 million. We utilized $39 million of cash in operating activities, primarily due to an increase in accounts receivable resulting from our customers extending payment terms. In addition, $55 million of cash was used for maintenance and growth capital expenditures.

Results of Operations

We operate in five business segments. Our segments are contained within two businesses—services and products provided primarily to the oil and gas industry, and to a lesser extent, the offshore renewables industry (“Energy Services and Products”), and services and products provided to non-energy industries (Aerospace and Defense Technologies (“ADTech”)). Our four business segments within the Energy Services and Products business are Subsea Robotics, Manufactured Products, OPG and Integrity Management & Digital Solutions (“IMDS”). We report our ADTech business as one segment. Our Unallocated Expenses are those not associated with a specific business segment.

Consolidated revenue and profitability information are as follows:

	Three Months Ended			Nine Months Ended
(dollars in thousands)	Sep 30, 2022	Sep 30, 2021	Jun 30, 2022	Sep 30, 2022	Sep 30, 2021
Revenue	$559,671	$466,814	$524,031	$1,529,861	$1,402,566
Gross Margin	95,754	59,848	76,041	217,275	184,902
Gross Margin %	17%	13%	15%	14%	13%
Operating Income (Loss)	46,875	15,769	22,850	68,686	52,371
Operating Income (Loss) %	8%	3%	4%	4%	4%

We generate a material amount of our consolidated revenue from contracts for services in the U.S. Gulf of Mexico in our OPG segment, which is usually more active in the second and third quarters, as compared to the rest of the year. The European operations of our IMDS segment are traditionally also seasonally more active in the second and third quarters. Revenue in our Subsea Robotics segment is subject to seasonal variations in demand, with our first quarter generally being the low quarter of the year. The level of our Subsea Robotics seasonality depends on the number of Remotely Operated Vehicles (“ROVs”) we have engaged in vessel-based subsea infrastructure inspection, maintenance, repair and installation, which is more seasonal than drilling support. Revenue in each of our Manufactured Products and ADTech segments generally has not been seasonal.

We had operating income in the three- and nine-month periods ended September 30, 2022 of $47 million and $69 million, respectively, and $16 million and $52 million, respectively, in the corresponding periods of the prior year. Included in our operating income (losses) for the nine-month period ended September 30, 2021 were charges of $2.7 million for loss on sale of an asset and other costs we recognized as we adapted our geographic footprint and staffing levels to the conditions of the markets we serve. There were no such charges of a similar nature during the three- and nine-month periods ended September 30, 2022 or the three-month period ended September 30, 2021.

Charges included in the nine-month period ended September 30, 2021 are summarized as follows:

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

	Three Months Ended			Nine Months Ended
(dollars in thousands)	Sep 30, 2022	Sep 30, 2021	Jun 30, 2022	Sep 30, 2022	Sep 30, 2021
Subsea Robotics
Revenue	$169,422	$143,710	$157,123	$454,534	$404,200
Gross Margin	47,552	28,918	37,004	106,514	84,763
Operating Income (Loss)	37,069	19,533	25,938	74,559	55,862
Operating Income (Loss) %	22%	14%	17%	16%	14%
ROV Days Available	23,000	23,002	22,750	68,250	68,221
ROV Days Utilized	15,408	14,474	14,631	41,881	40,366
ROV Utilization	67%	63%	64%	61%	59%

Manufactured Products
Revenue	94,039	75,359	105,456	282,187	241,311
Gross Margin	12,170	8,544	7,918	31,090	26,939
Operating Income (Loss)	4,282	809	(1,365)	5,560	4,352
Operating Income (Loss) %	5%	1%	(1)%	2%	2%
Backlog at End of Period	365,000	334,000	335,000	365,000	334,000

Offshore Projects Group
Revenue	152,987	95,580	116,457	366,841	292,765
Gross Margin	27,647	13,815	25,441	60,825	43,492
Operating Income (Loss)	20,310	7,634	17,535	38,511	24,443
Operating Income (Loss) %	13%	8%	15%	10%	8%

Integrity Management & Digital Solutions
Revenue	58,465	62,806	59,438	174,473	180,924
Gross Margin	8,371	11,330	9,222	26,792	30,001
Operating Income (Loss)	3,091	5,362	3,436	10,035	12,557
Operating Income (Loss) %	5%	9%	6%	6%	7%

Total Energy Services and Products
Revenue	$474,913	$377,455	$438,474	$1,278,035	$1,119,200
Gross Margin	95,740	62,607	79,585	225,221	185,195
Operating Income (Loss)	64,752	33,338	45,544	128,665	97,214
Operating Income (Loss) %	14%	9%	10%	10%	9%

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

	Three Months Ended			Nine Months Ended
	Sep 30, 2022	Sep 30, 2021	Jun 30, 2022	Sep 30, 2022	Sep 30, 2021
ROV	77%	79%	77%	77%	79%

Other	23%	21%	23%	23%	21%

During the third quarter of 2022, Subsea Robotics operating income and revenue both increased as compared to the immediately preceding quarter, primarily due to higher levels of activity for ROV, survey and tooling services, along with positive impacts of new contract pricing and utilization efficiencies. Subsea Robotics operating income for the third quarter of 2022 increased on higher revenue as compared to the corresponding period of the prior year, as a result of higher levels of activity and higher average revenue per day on hire due to positive impacts of new contract pricing. Subsea Robotics operating income for the nine-month period ended September 30, 2022 increased as compared to the corresponding period of the prior year on higher revenue, as a result of higher levels of activity for ROV and tooling, along with the positive impact of new contract pricing and utilization efficiencies in the first nine months of 2022.

For the three-month period ended September 30, 2022, days on hire increased modestly when compared to the immediately preceding quarter, with drill support days higher and vessel-based services days essentially flat. Fleet utilization was 67% in the three-month period ended September 30, 2022 as compared to 63% for the corresponding period of the prior year and 64% for the immediately preceding quarter. Fleet utilization increased to 61% from 59% for the nine-month periods ended September 30, 2022 and 2021, respectively. We retired seven of our conventional work-class ROV systems and replaced them with five upgraded conventional work-class ROV systems and two IsurusTM work-class ROV systems during the nine months ended September 30, 2022, resulting in a total of 250 ROVs in our ROV fleet as of both September 30, 2022 and September 30, 2021.

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

For the three-month period ended September 30, 2022, our Manufactured Products operating results improved measurably on lower revenue as compared to the immediately preceding quarter, primarily due to increased manufacturing throughput in our subsea hardware businesses. Manufactured Products operating results and revenue for the three-month period ended September 30, 2022, as compared to the corresponding period of the prior year, were higher primarily due to increased manufacturing throughput in our subsea umbilical facilities and our connection systems businesses. Manufactured Products operating results and revenue for the nine-month period ended September 30, 2022, increased as compared to the corresponding period of the prior year. The revenue increase was primarily due to receipt of certain umbilical materials in the first nine months of 2022 that did not contribute to manufacturing activity or profitability in the same period. Operating results increased on additional umbilical storage income and higher activity in our connection systems business. The aforementioned revenue and operating result increases were partially offset by lower revenue and operating results in our theme park and mobile robotics businesses.

Our Manufactured Products backlog was $365 million as of September 30, 2022 compared to $318 million as of December 31, 2021. Our book-to-bill ratio was 1.08 for the trailing 12 months, as compared with a book-to-bill ratio of 1.1 for the year ended December 31, 2021.

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

Our OPG segment saw strong seasonal activity during the three months ended September 30, 2022, which resulted in higher operating results on increased revenue, as compared to the immediately preceding quarter. Our improved operating results in the third quarter of 2022, as compared to the prior quarter, were driven by increased intervention and installation work, primarily in the Gulf of Mexico. Our OPG operating results were significantly higher in the three months ended September 30, 2022 compared to the corresponding period of the prior year, primarily due to increased intervention and diving work in the Gulf of Mexico. Our OPG operating results improved in the nine months ended September 30, 2022 as compared to the corresponding period of the prior year, primarily due to increased intervention, installation and controls work in the Gulf of Mexico.

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

Our IMDS operating results for the third quarter of 2022 declined slightly on lower revenue, as compared to the immediately preceding quarter. Revenue in the third quarter of 2022 declined, as compared to the immediately preceding quarter, as customers, particularly in Europe, delayed inspection programs and kept facilities running to support energy security priorities. Operating results in the third quarter of 2022 declined, as compared to the immediately preceding quarter, primarily due to the continuing impact of employee wage inflation. IMDS operating results for the three- and nine-month periods ended September 30, 2022 as compared to the corresponding periods of the prior year, were lower primarily on lower activity levels.

Aerospace and Defense Technologies. Our ADTech segment provides government services and products, including engineering and related manufacturing in defense and space exploration activities, principally to U.S. government agencies and their prime contractors.

Revenue, gross margin and operating income (loss) information for our ADTech segment are as follows:

	Three Months Ended			Nine Months Ended
(dollars in thousands)	Sep 30, 2022	Sep 30, 2021	Jun 30, 2022	Sep 30, 2022	Sep 30, 2021
Revenue	$84,758	$89,359	$85,557	$251,826	$283,366
Gross Margin	19,431	20,019	15,744	52,045	66,732
Operating Income (Loss)	13,043	14,251	8,961	33,848	50,430
Operating Income (Loss) %	15%	16%	10%	13%	18%

Our ADTech segment operating results for the third quarter of 2022 increased significantly as compared to the immediately preceding quarter, on essentially flat revenue, reflecting recovery of second quarter of 2022 pre-contract costs and a favorable project mix which resulted in higher margins. ADTech operating results for the three-month period ended September 30, 2022 were lower, when compared to the corresponding period of the prior year, on decreased revenue due to decreased activity in defense subsea technologies. Our ADTech operating results for the nine-month period ended September 30, 2022 decreased significantly on lower levels of revenue, when compared to the corresponding period of the prior year, due to reduced activity in both defense subsea technologies and space systems.

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

The following table sets forth our Unallocated Expenses for the periods indicated:

	Three Months Ended			Nine Months Ended
(dollars in thousands)	Sep 30, 2022	Sep 30, 2021	Jun 30, 2022	Sep 30, 2022	Sep 30, 2021
Gross margin expenses	$(19,417)	$(22,778)	(19,288)	$(59,991)	$(67,025)
% of revenue	3%	5%	4%	4%	5%
Operating expenses	(30,920)	(31,820)	(31,655)	(93,827)	(95,273)
Operating expenses % of revenue	6%	7%	6%	6%	7%

Our unallocated operating expenses for the third quarter of 2022 decreased slightly as compared to the immediately preceding quarter and the corresponding period of the prior year. Our Unallocated operating expenses for the nine-month period ended September 30, 2022 decreased as compared to the corresponding period of the prior year primarily due to lower accruals in 2022 for incentive-based compensation, partially offset by increased information technology costs.

Other

The following table sets forth our significant financial statement items below the income (loss) from operations line.

	Three Months Ended			Nine Months Ended
(in thousands)	Sep 30, 2022	Sep 30, 2021	Jun 30, 2022	Sep 30, 2022	Sep 30, 2021
Interest income	$1,396	$662	$767	$2,959	$1,864
Interest expense	(9,552)	(9,616)	(9,619)	(28,614)	(29,752)
Equity in income (losses) of unconsolidated affiliates	496	189	318	1,108	1,101
Other income (expense), net	(1,222)	(814)	583	(195)	(4,222)
Provision (benefit) for income taxes	19,690	13,560	11,179	41,131	31,856

In addition to interest on borrowings, interest expense, net of amounts capitalized, includes amortization of loan costs and interest rate swap gains, fees for lender commitments under our senior secured revolving credit agreement and fees for standby letters of credit and bank guarantees that banks issue on our behalf for performance bonds, bid bonds and self-insurance requirements.

Foreign currency transaction gains and losses are the principal component of other income (expense), net. In the three-month periods ended September 30, 2022 and 2021, we incurred foreign currency transaction gains (losses) of $(1.1) million and $(0.3) million, respectively. In the nine-month periods ended September 30, 2022 and 2021, we incurred foreign currency transaction gains (losses) of $0.2 million and $(4.0) million, respectively. The currency gains (losses) in the 2022 and 2021 periods were primarily related to increasing (declining) exchange rates for the Angolan kwanza relative to the U.S. dollar. We could incur further foreign currency transaction gains (losses) due to foreign currency exchange fluctuations in Angola, and other countries.

Our tax provision is based on (1) our earnings for the period and other factors affecting the tax provision and (2) the operations of foreign branches and subsidiaries that are subject to local income and withholding taxes. Factors that affect our tax rate include our profitability levels in general and the geographical mix of our results. The effective tax rate for the three- and nine-month periods ended September 30, 2022 and 2021 was different than the federal statutory rate of 21%, primarily due to the geographical mix of revenue and earnings, changes in valuation allowances and uncertain tax positions, and other discrete items; therefore, we do not believe a discussion of the effective tax rate is meaningful. We continue to make an assertion to indefinitely reinvest the unrepatriated earnings of any foreign subsidiary that would incur incremental tax consequences upon the distribution of such earnings.

On March 27, 2020, the CARES Act was signed into law in the United States. In accordance with the rules and procedures under the CARES Act, we filed certain refund claims to carry back a portion of our U.S. net operating loss. Prior to enactment of the CARES Act, such net operating losses could only be carried forward. As a result, we expected to receive combined refunds of approximately $33 million, of which we have previously received $10 million. During the third quarter of 2022, we reached an agreement in principle to settle our 2014 U.S. tax return audit, which reduces the outstanding refunds by approximately $3.0 million. The remaining refunds of approximately $20 million are classified as accounts receivable, net, in our consolidated balance sheet as of September 30, 2022.

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

Liquidity and Capital Resources

We consider our liquidity and capital resources adequate to support our operations, capital commitments and growth initiatives. As of September 30, 2022, we had working capital of $704 million, including cash and cash equivalents of $428 million. Additionally, as of September 30, 2022, we had $215 million of unused commitments through our senior secured revolving credit agreement (the “Revolving Credit Agreement”) that we entered into in April 2022. We remain committed to maintaining strong liquidity and believe that our cash position, undrawn Revolving Credit Agreement, and debt maturity profile should provide us ample resources and time to address potential opportunities to improve our returns.

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

Changes impacting our cash and cash equivalents in the nine months ended September 30, 2022 and 2021 are summarized as follows:

	Nine Months Ended
(in thousands)	Sep 30, 2022	Sep 30, 2021
Changes in Cash:
Net Cash Provided by (Used in) Operating Activities	$(38,583)	$85,319
Net Cash Used in Investing Activities	(51,132)	(22,936)
Net Cash Used in Financing Activities	(1,862)	(64,737)
Effect of exchange rates on cash	(19,030)	(1,937)
Net Increase (Decrease) in Cash and Cash Equivalents	$(110,607)	$(4,291)

Operating activities

Our primary sources and uses of cash from operating activities for the nine months ended September 30, 2022 and 2021 are as follows:

	Nine Months Ended
(in thousands)	Sep 30, 2022	Sep 30, 2021
Cash Flows from Operating Activities:
Net income (loss)	$2,813	$(10,494)
Non-cash items, net	98,679	109,919
Accounts receivable and contract assets	(130,023)	(29,587)
Inventory	(14,079)	12,371
Current liabilities	14,562	14,130
Other changes	(10,535)	(11,020)
Net Cash Provided by (Used in) Operating Activities	$(38,583)	$85,319

The decrease in cash used in operating activities in the nine months ended September 30, 2022 was primarily due to the increases in accounts receivable and contract assets reflecting the timing of project milestones and customer payments. The decrease in cash related to inventory in the nine months ended September 30, 2022 corresponds with an increase in our backlog. The increase in cash related to current liabilities in the nine months ended September 30, 2022 reflects the timing of vendor payments partially offset by decreased accruals for the annual employee incentive payments related to attainment of specific performance goals.

Investing activities

Our capital expenditures of $55 million were higher during the first nine months of 2022, as compared to $36 million in the first nine months of 2021, primarily due to increased spending in our Subsea Robotics segment to upgrade five of our conventional work-class ROV systems placed into service in the first nine months of 2022 along with three placed into service in October 2022 and to add two IsurusTM work-class ROV systems. We also had increased capital expenditures in the first nine months of 2022 for information technology systems.

For 2022, we continue to expect our organic capital expenditures to be in the range of $70 million to $80 million. This includes approximately $40 million to $45 million of maintenance capital expenditures and $30 million to $35 million of growth capital expenditures.

We have several deepwater vessels under a mix of short-term charters where we can see firm workload and spot charters as market opportunities arise, along with three long-term charters that began in the first and second quarters of 2022. With the current market conditions, we anticipate we may add additional chartered vessels throughout the year to align with our strategy that balances vessel cost, availability and capability to capture work. We expect to do this through the continued utilization of a mix of short-term, spot and long-term charters.

Financing activities

In the nine months ended September 30, 2022, we used $1.9 million of cash in financing activities. In the nine months ended September 30, 2021, we used $65 million of cash in financing activities primarily due to repurchases of approximately $63 million in aggregate principal amount of the 2024 Senior Notes (as defined below) at approximately par in open market transactions.

As of September 30, 2022, we had long-term debt in the principal amount of $700 million outstanding and $215 million of unused commitments under our Revolving Credit Agreement. As of September 30, 2022, we were in compliance with all the covenants set forth in the credit agreement governing the Revolving Credit Agreement.

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

Off-Balance Sheet Arrangements

We have not guaranteed any debt not reflected on our Consolidated Balance Sheets as of September 30, 2022, and we do not have any off-balance sheet arrangements, as defined by Securities and Exchange Commission's rules.

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

For information about our critical accounting policies and estimates, see Part II. Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our annual report on Form 10-K for the year ended December 31, 2021. As of September 30, 2022, there have been no material changes to the judgments, assumptions and estimates upon which our critical accounting policies and estimates are based.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain market risks arising from transactions we have entered into in the normal course of business. These risks relate to interest rate changes and fluctuations in foreign exchange rates. Except for our exposure in Angola, we do not believe these risks are material. We have not entered into any market-risk-sensitive instruments for speculative or trading purposes. When we have a significant amount of borrowings, we may manage our exposure to interest rate changes through the use of a combination of fixed- and floating-rate debt. See Note 6—“Debt” in the Notes to Consolidated Financial Statements in this quarterly report for a description of our revolving credit agreement and interest rates on our borrowings. We believe significant interest rate changes would not have a material near-term impact on our future earnings or cash flows.

Because we operate in various regions in the world, we conduct a portion of our business in currencies other than the U.S. dollar. The functional currency for most of our international operations is the applicable local currency. A stronger U.S. dollar against the United Kingdom pound sterling, the Norwegian kroner and the Brazilian real could result in lower operating income. We manage our exposure to changes in foreign exchange rates by primarily denominating our contracts and providing for collections from our customers in U.S. dollars or freely convertible currency, and endeavoring to match our contract costs with the denominated contractual currency. We use the exchange rates in effect as of the balance sheet date to translate assets and liabilities when the functional currency is the local currency, resulting in translation adjustments that we reflect as accumulated other comprehensive income or loss in the equity section of our Consolidated Balance Sheets. We recorded net adjustments to our equity accounts of $(21) million and $(9.0) million in the three-month periods ended September 30, 2022 and September 30, 2021, respectively, and $(42) million and $(5.4) million in the nine-month periods ended September 30, 2022 and 2021, respectively. Negative adjustments reflect the net impact of the strengthening of the U.S. dollar against various foreign currencies for locations where the functional currency is not the U.S. dollar. Conversely, positive adjustments reflect the effect of a weakening U.S. dollar.

We recorded foreign currency transaction gains (losses) of $(1.1) million and $(0.3) million in the three-month periods ended September 30, 2022 and 2021, respectively, and $0.2 million and $(4.0) million in the nine-month periods ended September 30, 2022 and 2021, respectively. We recorded foreign currency transaction gains (losses) related to the Angolan kwanza as a component of other income (expense), net in our Consolidated Statements of Operations in those respective periods. Foreign currency transaction gains (losses) related to the Angolan kwanza of $(1.4) million and $0.9 million in three-month periods ended September 30, 2022 and 2021, respectively, and $0.7 million and $(0.9) million in the nine-month periods ended September 30, 2022 and 2021, respectively, were primarily due to the remeasurement of our Angolan kwanza cash balances to U.S. dollars. Any conversion of cash balances from kwanza to U.S. dollars is controlled by the central bank in Angola. During 2021, we were able to repatriate $4.5 million of cash from Angola.

As of September 30, 2022 and December 31, 2021, we had the equivalent of approximately $2.7 million and $1.0 million, respectively, of kwanza cash balances in Angola reflected on our Consolidated Balance Sheets.

To mitigate our currency exposure risk in Angola, we have used kwanza to purchase equivalent Angolan central bank (Banco Nacional de Angola) bonds. The bonds are denominated as U.S. dollar equivalents, so that, upon payment of semi-annual interest and principal upon maturity, payment is made in kwanza, equivalent to the respective U.S. dollars at the then-current exchange rate. As of September 30, 2022 and December 31, 2021, we had $6.2 million, respectively, of U.S. dollar equivalent Angolan bonds. During the nine-month period ended September 30, 2021, we sold a portion of these bonds for $4.5 million, and recognized a gain of $0.5 million, respectively, as a component of other income (expense), net in our Consolidated Statement of Operations. We did not sell any of our remaining Angolan bonds in the three- and nine-month periods ended September 30, 2022.

We estimated the fair market value of the Angolan bonds to be $6.4 million as of September 30, 2022 and December 31, 2021, respectively, using quoted market prices. Since the market for the Angolan bonds is not an active market, the fair value of the Angolan bonds is classified within Level 2 in the fair value hierarchy under U.S. GAAP. As of September 30, 2022 and December 31, 2021, we have $0.2 million in unrealized loss, net of tax, respectively, in unrealized losses, net of tax, related to these bonds as a component of accumulated other comprehensive loss on our Consolidated Balance Sheets.

Item 4.        Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2022 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There has been no change in our internal control over financial reporting that occurred during the three months ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

October 28, 2022	/S/ RODERICK A. LARSON
Date	Roderick A. Larson
President and Chief Executive Officer
(Principal Executive Officer)

October 28, 2022	/S/ ALAN R. CURTIS
Date	Alan R. Curtis
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

October 28, 2022	/S/ WITLAND J. LEBLANC, JR.
Date	Witland J. LeBlanc, Jr.
Vice President and Chief Accounting Officer
(Principal Accounting Officer)