Form 10-K
period 2022-12-31
OCEANEERING INTERNATIONAL INC
filed 2023-02-24
CIK 73756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

5875 North Sam Houston Parkway, Suite 400
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the company has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report).   ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☑ No
Aggregate market value of the voting stock held by nonaffiliates of the registrant computed by reference to the closing price of $10.68 of the Common Stock on the New York Stock Exchange as of June 30, 2022, the last business day of the registrant's most recently completed second quarter: $1.0 billion.
Number of shares of Common Stock outstanding as of February 17, 2023: 100,146,608.
Documents Incorporated by Reference:
Portions of the proxy statement relating to the registrant's 2023 annual meeting of shareholders, to be filed within 120 days of December 31, 2022 pursuant to Regulation 14A of the Securities Exchange Act of 1934, are incorporated by reference to the extent set forth in Part III, Items 10-14 of this report.

Table of Contents/
Oceaneering International, Inc.
Form 10-K

Table of Contents/
PART I

Item 1.Business.
GENERAL DEVELOPMENT OF BUSINESS
Oceaneering International, Inc. (“Oceaneering,” “we,” “us” or “our”) is a global technology company delivering engineered services and products and robotic solutions to the offshore energy, defense, aerospace, manufacturing and entertainment industries. Oceaneering was organized as a Delaware corporation in 1969 out of the combination of three diving service companies founded in the early 1960s. Since our establishment, we have concentrated on the development and marketing of underwater services and products to meet customer needs requiring the use of advanced technology. The continued evolution of applying our advanced technologies has expanded our presence into numerous adjacent markets focused on autonomous robotics. We believe we are one of the world's largest underwater services contractors. The services and products we provide to the energy industry include remotely operated vehicles, survey and positioning services, specialty subsea hardware, engineering and project management, subsea intervention services, including manned diving, seabed preparation and asset integrity and non-destructive testing services. Our foreign operations, principally in Africa, Norway, United Kingdom, Brazil, Asia and Australia accounted for approximately 53% of our revenue, or $1.1 billion, for the year ended December 31, 2022.
Our business segments are contained within two businesses—services and products provided primarily to the oil and gas industry, and to a lesser extent, the mobility solutions and offshore renewables industries, among others (“Energy”), and services and products provided to non-energy industries (“Aerospace and Defense Technologies”). Our four business segments within the Energy business are Subsea Robotics, Manufactured Products, Offshore Projects Group and Integrity Management & Digital Solutions. We report our Aerospace and Defense Technologies business as one segment. Unallocated Expenses are expenses not associated with a specific business segment. These consist of expenses related to our incentive and deferred compensation plans, including restricted stock and bonuses, as well as other general expenses, including corporate administrative expenses.
Energy. The primary focus of our Energy business over the last several years has been toward instituting operational efficiency programs that leverage our asset base and capabilities for providing services and products predominantly for offshore energy operations and subsea completions, inclusive of our customers' capital and operating budgets. Our efforts in our Energy business have always focused on efficiency and safety, which in turn has led to environmental and other benefits, including assisting our customers to reduce their carbon emissions in exploring for, developing and producing oil and natural gas and in addressing the ongoing energy transition. We are also focusing on opportunities to develop and deploy our capabilities to grow business in offshore wind installations (both fixed and floating), nuclear, hydrogen and carbon-capture-and-sequestration (“CCS”) markets and tidal energy solutions, as well as expanding our asset integrity management and digital solutions for those markets.
Subsea Robotics. Our Subsea Robotics segment consists of our remotely operated vehicles (“ROVs”), survey services and ROV tooling businesses. We provide ROVs, which are tethered submersible vehicles remotely operated from the surface, to customers in the offshore energy industry for drill support and vessel-based services, including subsea hardware installation, construction, pipeline inspection, survey and facilities inspection, maintenance and repair (“IMR”). We design, build, retrofit and upgrade our new and existing ROVs at in-house facilities, the largest of which is in Morgan City, Louisiana. In 2022, we retired ten of our conventional work-class ROV systems and replaced them with eight upgraded conventional work-class ROV systems and two IsurusTM work-class ROV systems (which are capable of operating in high-current conditions and are ideal for renewables projects and high-speed surveys), which are currently engaged in renewables work. Our work-class ROV fleet size was 250 as of December 31, 2022, 2021 and 2020 and included six IsurusTM work-class ROV systems as of December 31, 2022.
In 2019, we began deploying our battery-operated Liberty electric ROV (“E-ROV”) system, which we developed to address customer objectives regarding cost efficiencies, safety, personnel shortages and environmental considerations. The E-ROV system allows our customers to reduce carbon dioxide and other “greenhouse gas“ (“GHG”) emissions associated with offshore production operations. This system does not require a dedicated vessel to be on standby during ROV operations and reduces the need for ROV and other vessel-based personnel to be transported to and from marine vessels and offshore platforms, making the system more cost-efficient and safer for customer personnel. We intend to continue to expand our remote service offerings in this segment given the

Table of Contents/
potentially significant savings both financially and in CO₂ emissions available from the Liberty and the IsurusTM systems and other E-ROV systems we are developing.
Manufactured Products. Our Manufactured Products segment provides distribution systems, such as production control umbilicals and connection systems made up of specialty subsea hardware, and provides turnkey solutions that include project management, engineering design, fabrication/assembly and installation of autonomous mobile robotic technology to industrial, manufacturing, healthcare, warehousing and commercial theme park markets.
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
Offshore Projects Group. Our Offshore Projects Group (“OPG”) segment provides a broad portfolio of integrated subsea project capabilities and solutions as follows:
•subsea installation and intervention, including riserless light well intervention (“RLWI”) services, IMR services, principally in the U.S. Gulf of Mexico and offshore Angola, utilizing owned and chartered vessels;
•installation and workover control systems (“IWOCS”) and ROV workover control systems (“RWOCS”);
•diving services;
•decommissioning services;
•project management and engineering; and
•drill pipe riser services and systems and wellhead load relief solutions.
Our OPG segment provides vessel-based services principally in the U.S. Gulf of Mexico and offshore Angola, utilizing a fleet consisting of three owned and four chartered dynamically positioned deepwater vessels with integrated high-specification work-class ROVs onboard, and two owned shallow-water diving support and survey vessels, other spot-chartered vessels and other assets. Our owned vessels are Jones Act-compliant. The dynamically positioned vessels are equipped with thrusters that allow them to maintain a constant position at a location without the use of anchors. They are used in the IMR of subsea facilities, pipeline or flowline tie-ins, pipeline crossings and installations. These vessels can also carry and install equipment or umbilicals required to bring subsea well completions into production (tie-back to production facilities). We utilize a mix of short-term, spot and long-term charters.
Integrity Management & Digital Solutions. Through our Integrity Management & Digital Solutions (“IMDS”) segment, we provide asset integrity management, corrosion management, inspection and nondestructive testing services, principally to customers in the oil and gas, power generation, and petrochemical industries. We perform these services on both onshore and offshore facilities, both topside and subsea. We also provide software, digital and connectivity solutions for the energy industry and software and analytical solutions for the bulk cargo maritime industry.
Aerospace and Defense Technologies. Our Aerospace and Defense Technologies (“ADTech”) segment provides government services and products, including engineering and related manufacturing in defense and space exploration activities, principally to U.S. government agencies and their prime contractors. Many of the services and products utilized in ADTech are applied technologies based on our core competencies and knowledge derived from decades of working in the offshore markets and solving complex problems in harsh environments.
General. We intend to continue our strategy of acquiring, as opportunities arise, additional assets or businesses, to improve our market position or expand into related service and product lines. Our ability to generate substantial cash flow over the last several years has allowed us to repurchase $100 million of our 4.650% Senior Notes due 2024 (the “2024 Senior Notes”) in 2021 and provides us with significant options, including increasing our capital expenditures in 2023 as compared to the prior year. With this optimism comes our firm commitment to maintain our financial and capital discipline. Safety remains our top priority as we continue to focus on generating significant free cash flow and spending capital prudently to leverage our core competencies in new and existing markets. We will continue to develop and deliver technologies to help our customers produce hydrocarbons in a cleaner, safer manner while increasing our investments into new markets including energy transition, mobility solutions, digital asset management, and aerospace and defense solutions, as well as managing our 2024 debt maturity.

Table of Contents/
DESCRIPTION OF BUSINESS
Energy
Our Energy business consists of the Subsea Robotics, Manufactured Products, Offshore Projects Group and Integrity Management & Digital Solutions segments. Our primary focus over the last several years has been toward instituting operational efficiency programs to leverage our asset base and capabilities for providing services and products for offshore energy operations and subsea completions, as well as the offshore renewables energy market.
Subsea Robotics. ROVs are tethered submersible vehicles remotely operated from the surface. We use our ROVs in the offshore energy industry to perform a variety of underwater tasks, including drill support, vessel-based IMR, installation and construction support, pipeline inspection and surveys, and subsea production facility operation and maintenance. Work-class ROVs are outfitted with manipulators, sonar and video cameras, and can operate specialized tooling packages and other equipment or features to facilitate the performance of specific underwater tasks. As of December 31, 2022, we owned 250 work-class ROVs. We believe we own and operate the largest fleet of work-class ROVs in the world. We also believe we are the industry leader in providing ROV services for offshore drill support, with an estimated 59% market share of the contracted floating drilling rigs at the end of 2022.

Subsea Robotics revenue:	Amount	Percent of Total Revenue
	(in thousands)
2022	$621,921	30%
2021	538,515	29%
2020	493,332	27%

ROV tooling provides an additional operational interface between an ROV and equipment located subsea. We also provide survey services, including hydrographic survey and positioning services and autonomous underwater vehicles for geoscience.
Manufactured Products. We provide advanced technology product development, manufacturing and project management to industrial, manufacturing, healthcare, warehousing and commercial theme park markets. These include:
•various types of subsea umbilicals utilizing steel tubes, thermoplastic hoses, and power and communication cables, along with termination assemblies;
•production control equipment;
•clamp connectors;
•pipeline connector and repair systems;
•subsea and topside control valves;
•subsea chemical injection valves; and
•autonomous mobile robotic technology, including entertainment systems for theme parks.
Offshore well operators use subsea umbilicals and production control equipment to control subsea wellhead hydrocarbon flow, monitor downhole and wellhead conditions and perform chemical injection. They are also used to provide power and fluids to other subsea processing hardware, including pumps and gas/oil separation equipment. We also provide mobile robotics solutions, including autonomous mobile robot technology, to a variety of industries and turnkey solutions that include program management, engineering design, fabrication/assembly and installation utilizing our autonomous mobile robotic technology to a variety of industries.

Manufactured Products revenue:	Amount	Percent of Total Revenue
	(in thousands)
2022	$382,361	19%
2021	344,251	18%
2020	477,419	26%

Table of Contents/
Offshore Projects Group. We provide subsea hardware installation, intervention and IMR services for the offshore energy markets. We perform subsea IMR, intervention and hardware installation services, primarily in the U.S. Gulf of Mexico and offshore Angola from multiservice vessels that typically have Oceaneering ROVs, survey and positioning services onboard. Our services include: subsea well tie-backs; pipeline/flowline tie-ins and repairs; pipeline crossings; umbilical and other subsea equipment installations; subsea interventions; and IMR activities. We also provide drill pipe riser services and systems and wellhead load relief solutions.
We provide RLWI services to support subsea well intervention projects and subsea work packages that facilitate hydrate remediation and well stimulation solutions. We also provide IWOCS and RWOCS that support completions, tree installation, workovers, intervention, and decommissioning operations.
We provide services for shallow-water projects (depths less than 1,000 feet) in the U.S. Gulf of Mexico and offshore Angola with manned diving operations utilizing the traditional diving techniques of air, mixed gas and saturation diving, all of which use surface-supplied breathing gas. We supply diving services from our owned diving support vessel, offshore facilities and chartered vessels.

OPG revenue:	Amount	Percent of Total Revenue
	(in thousands)
2022	$489,317	24%
2021	378,121	20%
2020	289,127	16%

Integrity Management & Digital Solutions. We offer a wide range of asset integrity services to customers worldwide to help ensure the safety of their facilities onshore and offshore, while reducing their unplanned maintenance and repair costs. We also provide third-party inspections to satisfy contractual structural specifications, internal safety standards or regulatory requirements. We provide these services principally to customers in the oil and gas, petrochemical and power generation industries. In the United Kingdom (“ U.K.”), we provide Independent Inspection Authority services for the oil and gas industry, which include first-pass integrity evaluation and assessment and nondestructive testing services. We use a variety of technologies to perform pipeline inspections, both onshore and offshore. In our digital services, we focus on maritime and energy software offerings and forming key partnerships to expand our capabilities and market reach.

IMDS revenue:	Amount	Percent of Total Revenue
	(in thousands)
2022	$229,884	11%
2021	241,393	13%
2020	226,938	12%

Aerospace and Defense Technologies. We provide engineering services and manufacturing to the U.S. Department of Defense, NASA and major government contractors. We work with our customers to understand their specialized requirements, identify and mitigate risks, and provide them value-added, maintainable, safe and certified solutions. The segment's largest customer is the U.S. Government with the U.S. Navy and NASA being the primary agencies supported. For the U.S. Navy, we perform engineering services, prototype design building services and repair and maintenance services on submarines and surface ships. We support space exploration and technology development by providing our products and services to NASA, aerospace contractors and commercial space companies. Our U.S. Navy and NASA-related activities substantially depend on continued government funding.

ADTech revenue:	Amount	Percent of Total Revenue
	(in thousands)
2022	$342,601	16%
2021	366,995	20%
2020	341,073	19%

Table of Contents/
MARKETING
Energy. Energy exploration and development expenditures fluctuate from year to year. In particular, budgetary approval for drilling and production in deepwater, an area in which we have a high degree of focus, may be postponed or suspended during periods when exploration and production companies reduce their offshore capital spending. Our primary focus over the last several years has been toward increasing our service and product offerings toward our energy customers' operating expenditures and the offshore renewables energy market.
We market our Subsea Robotics, Manufactured Products, OPG and IMDS services and products to domestic, international and foreign national energy companies engaged in offshore exploration, development and production. We also provide services and products as a subcontractor to other oilfield service companies operating as prime contractors. In addition, we market our Manufactured Products mobile robotic solutions to domestic and international industrial, manufacturing, healthcare, warehousing and commercial theme park industries. Customers for our energy services and products typically award contracts on a competitive-bid basis. These contracts can range from less than one year in duration to multi-year contracts.
In connection with the services we perform in our Energy business, we generally seek contracts that compensate us on a dayrate basis. Under dayrate contracts, the contractor provides the ROV, vessel or equipment and the required personnel to operate the unit and compensation is based on a rate per day for each day the unit is used. The typical dayrate depends on market conditions, the nature of the operations to be performed, the duration of the work, the equipment and services to be provided, the geographical areas involved and other variables. Dayrate contracts may also contain an alternate, lower dayrate that applies when a unit is moving to a new site or when operations are interrupted or restricted by equipment breakdowns, adverse weather or water conditions or other conditions beyond the contractor's control. Contracts for our product sales are generally for a fixed price.
Aerospace and Defense Technologies. We market our engineered products and services primarily to U.S. government agencies and their prime contractors in defense and space exploration activities, as well as commercial space companies.
Major Customers. Our top five customers in 2022, 2021 and 2020 accounted for 37%, 36% and 32%, respectively, of our consolidated revenue. In 2022, 2021 and 2020, four of our top five customers were oil and gas exploration and production companies served by our Energy business segments, with the other one being the U.S. Government, which is served by our Aerospace and Defense Technologies segment. During 2022 and 2021, revenue from one customer, the U.S. Government, accounted for 11% and 12%, respectively, of our total consolidated annual revenue, and no other customer accounted for more than 10% of our total consolidated revenue. No individual customer accounted for more than 10% of our consolidated revenue during 2020.
Although we do not depend on any one customer, the loss of one of our significant customers could, at least on a short-term basis, have an adverse effect on our results of operations and cash flows.
RAW MATERIALS
We purchase various raw materials for use in manufacturing our products and delivering our services. The key raw materials we use include steel in various forms, polymers, copper wire, electronic components and plastics. Most of the raw materials that are critical to our business are generally readily available from multiple sources, but may be subject to price volatility. In addition, global market conditions can trigger constraints in the supply of certain raw materials, and our procurement personnel are always seeking ways to ensure the availability and manage the cost of raw materials. In addition to raw materials, we also use the products and services of a number of other providers, such as forge companies, casting foundries, metal fabricators, machine shops and logistics providers, in order to produce and deliver products to our customers. Most of these materials and services are generally available from multiple sources.
COMPETITION
Our businesses operate in highly competitive industry segments.
Energy
We are one of several companies that provide underwater services and specialty subsea hardware on a worldwide basis. We compete for contracts with companies that have worldwide operations, as well as numerous others operating locally in various areas. We believe that our ability to safely provide a wide range of underwater services and products on a worldwide basis enables us to compete effectively in multiple phases of the offshore oilfield life

Table of Contents/
cycle. In some cases involving projects that require less sophisticated equipment, small companies have been able to bid for contracts at prices uneconomical to us. Additionally, in some jurisdictions we are subject to foreign governmental regulations favoring or requiring the awarding of contracts to local contractors or requiring foreign contractors to employ citizens of, or purchase supplies from, a particular jurisdiction. These regulations may adversely affect our ability to compete.
The adverse impacts of the COVID-19 pandemic and the associated supply and demand imbalance for crude oil have resulted in periods of lower levels of activity and profitability over the last few years. While prices for crude oil will always be volatile, our energy businesses are benefiting as prices return to pre-pandemic levels and, we believe, will continue to benefit from improving global markets for our services and products.
Subsea Robotics. We believe we are the world's largest owner/operator of work-class ROVs employed in energy-related operations. As of December 31, 2022, we owned 250 work-class ROVs. We compete with several major companies on a worldwide basis and with numerous others operating locally in various areas. Competition for ROV services, including ROV tooling, historically has been based on equipment availability, location of or ability to deploy the equipment, quality of service and price. The relative importance of these factors can vary over time based on market conditions. The ability to develop improved equipment and techniques and to attract, train and retain skilled personnel is also an important competitive factor in our markets.
Our survey and positioning services operate in a competitive environment, as one of several companies that provide these services.
Manufactured Products. With our manufactured products business, we are one of several companies that compete on a worldwide basis for the provision of steel tube and thermoplastic control umbilicals, and, compared to current and forecasted market demand, coupled with competitors reducing supply capacity, we are beginning to see slight improvement in the umbilical manufacturing market. We believe the recent closures or reductions in capacity by some of our competitors should help with balancing a historically over-supplied market.
Within our mobility solutions businesses, there are many niche competitors offering specialized services and products, both on a regional and a global basis.
Offshore Projects Group. We perform subsea intervention and hardware installation services, principally in the U.S. Gulf of Mexico and offshore Angola, from multiservice deepwater vessels. We are one of many companies that offer these services. In general, our competitors can move their vessels to where we operate from other locations with relative ease. However, some of our competitors’ vessels are not Jones Act-compliant, which requires that vessels operating in the U.S. Gulf of Mexico be built and registered in the United States and 75% U.S. owned in order to transport merchandise between points in the United States. We also have many competitors that supply commercial diving services to the oil and gas industry in the U.S. Gulf of Mexico. Within our service and rental businesses, there are many competitors offering specialized services and products both on a regional and a global basis.
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

Table of Contents/
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
The amounts of backlog orders we believed to be firm as of 2022 and 2021 were as follows (in millions):

	As of December 31, 2022		As of December 31, 2021
	Total	1+ yr (1)	Total	1+ yr (1)
Energy
Subsea Robotics	$771	$313	$637	$256
Manufactured Products	467	186	318	46
Offshore Projects Group	239	—	158	1
Integrity Management & Digital Solutions	281	126	437	279
Total Energy	1,758	625	1,550	582
Aerospace and Defense Technologies	189	16	149	16
Total	$1,947	$641	$1,699	$598

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
•workplace health and safety;
•data privacy;
•taxation;
•license requirements for importation and exportation of our equipment and technology; and
•currency conversion and repatriation.
In addition, our Energy business primarily depends on the demand for our services and products from the oil and gas industry and, therefore, is affected by changing taxes, price controls and other laws and regulations relating to the oil and gas industry generally. The adoption of laws and regulations curtailing offshore exploration and development drilling for oil and gas for economic and other policy reasons (such as addressing concerns about climate change) would adversely affect our operations by limiting demand for our services. We cannot determine the extent to which new legislation, new regulations or changes in existing laws or regulations may affect our future operations.

Table of Contents/
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
Our quality management systems are registered as being in conformance with ISO 9001:2015 and cover:
•our Subsea Robotics operations in the U.S. Gulf of Mexico, the U.K., Norway, Angola, Ghana, Brazil, Canada, India, the United Arab Emirates, Australia, Azerbaijan, Indonesia and Malaysia;
•our Manufactured Products operations in Brazil, Canada, the U.S., the U.K., Norway, Malaysia, the Netherlands and Germany;
•our Offshore Projects Group operations in the U.S. Gulf of Mexico, the U.K., Norway, Angola, Ghana, Brazil, Canada, India, the United Arab Emirates, Australia, Azerbaijan, Indonesia, Singapore, Thailand and Malaysia;
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

Table of Contents/
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
As of December 31, 2022, we had approximately 9,200 employees, of whom approximately 40% were employed in the United States and approximately 60% were employed outside of the United States. Our workforce varies seasonally and typically peaks during the second and third quarters of each year. In 2022, we worked in approximately 54 countries across six continents and employed people representing over 110 different nationalities.
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
As a global company, much of our success is rooted in the diversity of our workforce and our commitment to inclusion. We are committed to continue building a culture in which employees feel they can be authentic at work, live their values and understand how to grow and advance their careers while feeling acknowledged, valued and understood. Oceaneering Women's Network, Oceaneering Veterans Network, and our Diversity Council give employees the opportunity to act on behalf of issues that they care about and provides opportunities to perform outreach activities and support internal employee interests. To demonstrate Oceaneering’s commitment to further developing a diverse and inclusive workforce, we added an employee experience team in 2022 that reports directly to our Chief Human Resources Officer and oversees diversity and inclusion efforts across the organization.
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

Table of Contents/
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
•actions by members of the Organization of Petroleum Exporting Countries (“OPEC”), and other oil exporting countries;
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
•the adverse impacts of the COVID-19 pandemic and the governmental, customer, supplier and other responses to the pandemic;
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
•the risks associated with a hybrid and remote workforce;
•the risks associated with the use of complex information technology systems, including cybersecurity risks and the risks associated with failures to protect data privacy in accordance with applicable legal requirements and contractual provisions binding upon us;

Table of Contents/
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
We have adopted, and posted on our website: our corporate governance guidelines; a code of ethics for our Chief Executive Officer and Senior Financial Officers; charters for the Audit, Nominating, Corporate Governance and Sustainability, and Compensation Committees of our Board of Directors; and a code of business conduct and ethics that applies to all of our directors, officers and employees.
We also post on our website materials that summarize our environmental, social and governance (“ESG”) efforts, including our annual Sustainability Accounting Standards Board Disclosures and our Climate Change Report aligned with the Task Force on Climate-Related Financial Disclosures guidance. These materials are available in print to any stockholder that makes a written request to Oceaneering International, Inc., Attention: Corporate Secretary, 5875 North Sam Houston Parkway West, Suite 400, Houston, Texas 77086.
INFORMATION ABOUT OUR EXECUTIVE OFFICERS
Executive Officers. The following information relates to our executive officers as of February 17, 2023:

NAME	AGE	POSITION	EXECUTIVE OFFICER SINCE	EMPLOYEE SINCE
Roderick A. Larson	56	President and Chief Executive Officer and Director	2012	2012
Earl F. Childress	57	Senior Vice President and Chief Commercial Officer	2020	2020
Alan R. Curtis	57	Senior Vice President and Chief Financial Officer	2015	1995
Holly D. Kriendler	58	Senior Vice President and Chief Human Resources Officer	2020	2016
Benjamin M. Laura	44	Senior Vice President and Chief Innovation Officer	2020	2014
Jennifer F. Simons	46	Senior Vice President, Chief Legal Officer and Secretary	2023	2023
Philip G. Beierl	64	Senior Vice President, Aerospace and Defense Technologies	2018	2005
Christopher J. Dyer	43	Senior Vice President, Offshore Projects Group	2022	2004
Leonardo P. Granato	49	Senior Vice President, Integrity Management and Digital Solutions	2022	2016
Witland J. LeBlanc, Jr.	52	Vice President and Chief Accounting Officer	2019	2010
Martin J. McDonald	59	Senior Vice President, Subsea Robotics	2015	1989
Shaun R. Roedel	55	Senior Vice President, Manufactured Products	2020	2009

Each executive officer serves at the discretion of our Board of Directors and is subject to reelection or reappointment each year after the annual meeting of our shareholders. We do not know of any arrangement or

Table of Contents/
understanding between any of the above persons and any other person or persons pursuant to which they were selected or appointed as an officer.
Business Experience. The following summarizes the business experience of our executive officers. Except where we otherwise indicate, each of these persons has held his or her current position with Oceaneering for at least the past five years.
Roderick A. Larson, President and Chief Executive Officer, joined Oceaneering in 2012 as Senior Vice President and Chief Operating Officer, became President in February 2015 and became President and Chief Executive Officer in May 2017, when he joined our Board of Directors. Mr. Larson previously held positions with Baker Hughes Incorporated from 1990 until he joined Oceaneering, serving most recently as President, Latin America Region from January 2011. Previously, he served as Vice President of Operations, Gulf of Mexico Region from 2009 to 2011, Gulf Coast Area Manager from 2007 to 2009, and Special Projects Leader Technical Training Task from 2006 to 2007.
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
Benjamin M. Laura, Senior Vice President and Chief Innovation Officer, joined Oceaneering as Director of Subsea Services in 2014. He was appointed to his current position in October 2022. Prior to that time, he served as Vice President of Service, Technology & Rentals from 2015, as Senior Vice President, Service and Rental from March 2020 and as Senior Vice President, Offshore Projects Group from May 2020. Prior to joining Oceaneering, Mr. Laura worked for Baker Hughes as the Vice-President and Managing Director for Baker Hughes do Brasil.
Jennifer F. Simons joined Oceaneering in January 2023 as Senior Vice President, Chief Legal Officer and Secretary. Prior to joining Oceaneering, Ms. Simons worked for Parker Wellbore since 2010, serving in roles of increasing seniority and responsibility. She most recently served at Parker Wellbore as Senior Vice President, Chief Administration Officer, General Counsel and Corporate Secretary, a role held since 2020, and Vice President, General Counsel and Corporate Secretary, a role held from 2018 through 2020. Prior to her service with Parker Wellbore, Ms. Simons practiced law with a private law firm.
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
Martin J. McDonald, Senior Vice President, Subsea Robotics, joined Oceaneering in 1989. He held a variety of domestic and international positions of increasing responsibility in our Remotely Operated Vehicles segment and

Table of Contents/
most recently served as Vice President and General Manager for our ROV operations in the Eastern Hemisphere from 2006 until being appointed Senior Vice President, Remotely Operated Vehicles in 2016. He was appointed to his current position in May 2020.
Shaun R. Roedel, Senior Vice President, Manufactured Products, joined Oceaneering in 2009 as Assistant General Manager/Group Project Manager of the umbilical plant in Panama City, Florida, and became Vice President, Subsea Products in 2017. He was appointed to his current position in March 2020. Prior to joining Oceaneering, Mr. Roedel was the head of project management for Siemens Dematic from 1997 to 2004 and the head of project management and construction for Vanderlande Industries from 2004 to 2009. Mr. Roedel served in the U.S. Navy from 1990 to 1997.
Christopher J. Dyer, Senior Vice President, Offshore Projects Group, joined Oceaneering in 2004 as a Project Engineer in our Space Systems division. He was appointed to his current position in October 2022. Prior to that time, he served as Vice President, Offshore Projects Group–Americas from February 2022 and Director, Offshore Projects Group–Americas from May 2020. Prior to our segment realignment, he served within our Service and Rental business unit as: Director, Intervention from April 2019; Global Service Line Manager from June 2018; and Service Line Manager from February 2016.
Leonardo P. Granato, Senior Vice President, Integrity Management and Digital Solutions, joined Oceaneering in January 2016 as Director of Service Excellence for our Service and Rental business unit. He was appointed to his current position in October 2022. Prior to that time, he served as Brazil Country Manager since December 2019 and also as Business Development – Managing Director Brazil since July 2018. Prior to joining Oceaneering, Mr. Granato served in roles of increasing responsibility with Baker Hughes Incorporated and Baker Hughes do Brasil, including most recently as Latin America HSE Director from March 2014 to January 2016.

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
We derive most of our revenue from customers in the offshore oil and gas exploration, development and production industry. The offshore oil and gas industry is a historically cyclical industry characterized by significant changes in the levels of exploration and development activities. Oil and gas prices, and market expectations of potential changes in those prices, significantly affect the levels of those activities. Worldwide political, economic and military events have contributed to oil and gas price volatility and are likely to continue to do so in the future. In addition, there is ongoing uncertainty regarding the long-term outlook for the U.S. Gulf of Mexico, as a result of a prior temporary ban on leasing of U.S. federal lands imposed by the current presidential administration. While the temporary ban has been lifted, the Biden administration resumed selling leases to drill for oil and gas on federal lands in April 2022, but with an 80% reduction in the number of acres offered and an increase in the royalties companies must pay to drill. Any prolonged reduction in the overall level of offshore oil and gas exploration and development activities, whether resulting from changes in oil and gas prices, limitations on access to capital for such activities, governmental actions or regulatory developments or otherwise, could materially and adversely affect our financial condition and results of operations in our operating segments within our Energy business. Some factors that have affected and are likely to continue affecting oil and gas prices and the level of demand for our services and products include the following:
•worldwide demand for oil and gas;
•general economic and business conditions and industry trends;
•the ability of OPEC to set and maintain production levels;
•the level of production by non-OPEC countries, including U.S. shale oil;
•the ability of oil and gas companies to generate funds for capital expenditures;
•the ongoing ability to access external financing from financial institutions or the capital markets;
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
•the price and availability of alternative energy;
•war, sabotage, terrorism and civil unrest, including the conflict between Russia and Ukraine; and
•extreme weather conditions, natural disasters and public health crises, pandemics or epidemics, including the COVID-19 pandemic.
Our operations could be adversely impacted by the indirect consequences of climate change and climate-related business trends.
Scientific studies have suggested that emissions of certain gases, commonly referred to as “greenhouse gases,” including carbon dioxide and methane, are contributing to warming of the earth’s atmosphere and other climatic changes. In response to those studies, the issue of climate change and the effects of greenhouse gas emissions, in particular emissions from fossil fuels, has attracted and continues to attract political and social attention. Although it is not possible at this time to predict the timing and effect of climate-related business trends, any such developments, including the declining cost of renewable energy generation technologies, continued government

Table of Contents/
subsidies, and the continuing electrification of various technologies that previously used hydrocarbons, could impact the long-term demand for oil and natural gas and, ultimately, the demand for the services and products of our Energy business.
Climate-related business trends could result in, among other things, decreased demand for goods or services that produce significant greenhouse gas emissions, such as our fleet of vessels, increased demand for goods that result in lower emissions than competing products and increased competition to develop innovative new products that result in lower emissions. As we strive to develop innovative new product offerings, we aim to address a myriad of challenges facing our customers and the energy industry, including, among many others, energy efficiency, labor shortages, safety and climate change. To meet these challenges, we strive to innovate products and services that, in addition to lowering greenhouse gas emissions for our customers, offer higher energy efficiency, fewer personnel requirements due to more automation and superior safety characteristics. While this creates opportunities for our business, we face the risk that we will be unable to execute on such innovation in a timely manner, or at all, which may materially and adversely affect our business, financial condition, results of operations or cash flows if our customers turn to other suppliers for these products. If we are unable to meet increased customer expectations around the energy efficiency and carbon emissions of our new products, our business or our reputation could be negatively impacted.
Further, increased demand for generation and transmission of energy from alternative energy sources could result in a decreased demand for goods or services that complement the hydrocarbon industry generally, even if those goods and services themselves do not produce significant greenhouse gas emissions, such as our remotely operated vehicles. Our business could be negatively impacted if we are unable to successfully market our products and services to customers who produce energy from alternative energy sources.
Beyond financial impacts, climate change poses potential physical risks. Scientific studies forecast that these risks include increases in sea levels, stresses on water supply, rising average temperatures and other changes in weather conditions, such as increases in precipitation and extreme weather events, such as floods, heat waves, hurricanes and other tropical storms and cyclones. The projected physical effects of climate change have the potential to directly affect the operations we conduct for customers and result in increased costs related to our operations. However, because the nature and timing of changes in extreme weather events (such as increased frequency, duration, and severity) are uncertain, it is not possible for us to estimate reliably the future financial risk to our operations caused by these potential physical risks.
Our international operations involve additional risks not associated with domestic operations.
A significant portion of our revenue is attributable to operations in foreign countries. These activities accounted for approximately 53% of our consolidated revenue in 2022. Risks associated with our operations in foreign areas include risks of:
•regional and global economic downturns;
•public health crises, such as COVID-19, Severe Acute Respiratory Syndrome, severe influenza and other highly communicable viruses or diseases, that could limit access to customers', vendors' or our facilities or offices, impose travel restrictions on our personnel or otherwise adversely affect our operations or demand for our services;
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

Table of Contents/
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
The impacts and effects of the COVID-19 pandemic have adversely affected, and future public health crises, pandemics or epidemics could adversely affect, our business, financial condition and results of operations.
The COVID-19 pandemic negatively affected our business, financial condition and results of operations, and future public health crises, pandemics or epidemics could adversely affect our business, financial condition and results of operations. The COVID-19 pandemic at its peak resulted in authorities implementing numerous measures to try to contain the disease, such as travel bans and restrictions, quarantines, shelter-in-place orders and shutdowns, among others. Restrictions of this nature caused, and may in the future as a result of variants of COVID-19 or future public health crises, pandemics or epidemics cause, us, our suppliers and other business counterparties to experience operational delays, delays in the delivery of materials and supplies that are sourced from around the globe, and workforce availability issues. The COVID-19 pandemic related measures continue to impact certain parts of the world.
The ultimate extent of the impact of COVID-19 or other viruses or pandemics on our business, cash flows, liquidity, financial condition and results of operations will depend largely on future developments, including, among others, geographic spread, duration, the ongoing development, availability, distribution and acceptance of vaccines and effective treatments worldwide, and actions taken by governmental authorities, customers, suppliers and other third parties, all of which are highly uncertain and cannot be predicted at this time.
Our offshore oilfield operations involve a variety of operating hazards and risks that could cause losses.
Our offshore oilfield operations are subject to the hazards inherent in the offshore oilfield business. These include blowouts, explosions, fires, collisions, capsizings and severe weather conditions. These hazards could result in personal injury and loss of life, severe damage to or destruction of property and equipment, pollution or environmental damage and suspension of operations. We may incur substantial liabilities or losses as a result of these hazards. While we maintain insurance protection against some of these risks, and seek to obtain indemnity agreements from our customers requiring the customers to hold us harmless from some of these risks, our insurance and contractual indemnity protection may not be sufficient or effective to protect us under all circumstances or against all risks. The occurrence of a significant event not fully insured or indemnified against or the failure of a customer to meet its indemnification obligations to us could materially and adversely affect our results of operations and financial condition.

Table of Contents/
Legal and Regulatory Risks
Legislative and regulatory responses to climate change and the ongoing “energy transition” could result in increased operating costs and capital expenditures and changes in demand for the services and products of our Energy business.
The legislative and regulatory responses to climate change and its effects have the potential to negatively affect our business in many ways, including increasing the costs to provide the services and products of our Energy business, reducing the demand for and consumption of certain of those services and products, and the economic health of the regions in which we operate, all of which can create financial risks.
Legislation to regulate greenhouse gas emissions has, from time to time, been introduced in the U.S. Congress and such legislation may be proposed or adopted in the future. In addition, the Environmental Protection Agency (“EPA”) has adopted regulations addressing greenhouse gas emissions, including rules requiring the monitoring, reporting and recordkeeping of emissions of carbon dioxide from specified sources in the United States that cover certain onshore and offshore oil and natural gas production facilities. There also have been international efforts seeking legally binding reductions in greenhouse gas emissions. The United States was actively involved in the negotiations at the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change in Paris, which led to the creation of the “Paris Agreement.” The Paris Agreement requires the signatory countries to review and "represent a progression" in their nationally determined contributions, which set emissions reduction goals, every five years.
It is not possible at this time to predict the timing and effect of climate change or to predict the effect of the Paris Agreement (or similar international agreements) or whether additional greenhouse gas legislation, regulations or other measures will be adopted. However, more aggressive efforts by governments and non-governmental organizations to reduce greenhouse gas emissions appear likely and any such future laws and regulations could result in increased compliance costs or additional operating restrictions applicable to our Energy business customers and/or us. For example, in August 2022, President Biden signed the Inflation Reduction Act (“IRA”) into law, which imposes a charge on methane emissions from certain petroleum and natural gas system facilities and could have an indirect impact on demand for the goods and services of our Energy business. Our business could also be impacted by governmental initiatives to incentivize the conservation of energy or the use of alternative energy sources. These initiatives to reduce energy consumption or incentivize a shift away from fossil fuels could reduce demand for hydrocarbons, thereby reducing demand for the goods and services of our Energy business, and adversely impact our business, financial condition, results of operations and cash flows.
The adoption of additional climate change laws or regulations in the future could result in increased costs for our Energy business customers and us to (1) operate and maintain operating facilities, (2) install new emission controls or abatement technologies (such as CCS technologies) on operating facilities and (3) administer and manage greenhouse gas emissions programs. If we are unable to recover or pass through a significant level of our costs related to complying with climate change regulatory requirements imposed on us, they could have a material adverse effect on our results of operations and financial condition. Further, such legislation or regulation could prevent customer projects from going forward, thereby potentially reducing the need for our products and services. In addition, to the extent financial markets and insurance carriers view climate change and the greenhouse gas emissions of our Energy business customer base as a financial risk, this could negatively impact our cost of and access to capital and insurance.
Climate change also subjects us to the risk of increased negative publicity. Negative public perception regarding us and/or the energy industry resulting from, among other things, concerns raised by advocacy groups about oil spills, greenhouse gas emissions, climate change and explosions of or leaks from pipelines carrying crude oil, refined petroleum products or natural gas, may lead to increased regulatory scrutiny, which may, in turn, lead to new safety and environmental laws, regulations, guidelines and enforcement interpretations. These actions may cause operational delays or restrictions, increased operating costs or capital expenditures, additional regulatory burdens and increased risk of litigation for us and our energy industry customers. Furthermore, governmental authorities exercise considerable discretion in the timing and scope of permit issuance required for the operations conducted by or for our energy industry customers and, in many cases, the public may engage in the permitting process. Negative public perception could cause such permits to be withheld, delayed, or burdened by requirements that restrict our ability to profitably conduct business for our energy industry customers. Ultimately, these risks could result in reduced demand for the services and products of our Energy business, which would adversely impact our revenues, and increased costs that may adversely affect our profitability and cash flows.

Table of Contents/
In addition, climate change legislation and regulation may subject us to increased competition to develop innovative new products that result in lower emissions. Please refer to the risk factor entitled “Our operations could be adversely impacted by the indirect consequences of climate change and climate-related business trends” for a discussion of the impact of other climate-related consequences on our business, financial condition, results of operations and cash flows.
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
Our business is affected by changes in public policy and by federal, state, local and foreign laws and regulations, including those relating specifically to the offshore oil and gas industry. Offshore oil and gas exploration and production operations are affected by tax, environmental, safety and other laws, by changes in those laws, application or interpretation of existing laws, and changes in related administrative regulations. It is also possible that these laws and regulations may in the future add significantly to our operating costs or those of our customers or otherwise directly or indirectly affect our operations.
On August 16, 2022, President Biden signed the IRA into law. The IRA contains several revisions to the Internal Revenue Code, including a 15% corporate minimum tax for taxpayers with adjusted financial statement income in excess of $1 billion and a 1% excise tax on corporate stock repurchases made after December 31, 2022. We continue to analyze the potential impact of the IRA on our consolidated financial statements and to monitor guidance to be issued by the U.S. Department of the Treasury.
Environmental laws and regulations can increase our costs, and our failure to comply with those laws and regulations can expose us to significant liabilities.
Risks of substantial costs and liabilities related to environmental compliance issues are inherent in our operations. Our operations are subject to extensive federal, state, local and foreign laws and regulations relating to the generation, storage, handling, emission, transportation and discharge of materials into the environment. Permits are required for the operation of various facilities, and those permits are subject to revocation, modification and renewal. Governmental authorities have the power to enforce compliance with their regulations, and violations are subject to

Table of Contents/
fines, injunctions or both. In some cases, those governmental requirements can impose liability for the entire cost of cleanup on any responsible party without regard to negligence or fault and impose liability on us for the conduct of or conditions others have caused, or for our acts that complied with all applicable requirements when we performed them. It is possible that other developments, such as stricter environmental laws and regulations, and claims for damages to property or persons resulting from our operations, would result in substantial costs and liabilities. In particular, as discussed above, increasing attention to issues concerning climate change as a result of the emission of carbon dioxide and other “greenhouse gases” may result in the imposition of additional environmental legislation or regulations that seek to restrict, or otherwise impose limitations or costs upon, the emission of greenhouse gases. We cannot predict when or whether any of these various legislative and regulatory proposals may become law or what their effect will be on us or our customers. Such legislation or regulations could increase costs for us and our customers or, in some cases, prevent projects from going forward, thereby potentially reducing the need for our products and services. Our insurance policies and the contractual indemnity protection we seek to obtain from our customers may not be sufficient or effective to protect us under all circumstances or against all risks involving compliance with environmental laws and regulations.
Financial Risks
Foreign exchange risks and fluctuations may affect our profitability on certain projects.
We operate on a worldwide basis with substantial operations outside the United States that subject us to U.S. dollar translation and economic risks. In order to manage some of the risks associated with foreign currency exchange rates, we may enter into foreign currency derivative (hedging) instruments, especially when there is currency risk exposure that is not naturally mitigated via our contracts. However, these actions may not always eliminate all currency risk exposure, in particular for our long-term contracts. A disruption in the foreign currency markets, including the markets with respect to any particular currencies, could adversely affect our hedging instruments and subject us to additional currency risk exposure. Based on fluctuations in currency, the U.S. dollar value of our backlog may from time to time increase or decrease significantly. We do not enter into derivative instruments for trading or other speculative purposes. Our operational cash flows and cash balances, though predominately held in U.S. dollars, may consist of different currencies at various points in time in order to execute our contracts globally. Non-U.S. asset and liability balances are subject to currency fluctuations when measured period to period for financial reporting purposes in U.S. dollars.
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
The United States experienced inflationary pricing, rapidly rising interest rates and increasing construction and labor costs in 2022. Continued and sustained inflation could have an adverse impact on our business and our financial condition by increasing costs of materials and labor and interest rates. All of these factors could have a negative impact on customer budgets. In a highly inflationary environment, we may be unable to raise pricing for our energy services and products at or above the rate of inflation, which could reduce our profit margins. In addition, our cost of capital, labor and materials could increase, which could have an adverse impact on our business and our financial condition.

Table of Contents/
Difficulty in obtaining sufficient capital could adversely impact our business and financial condition.
A financial crisis or economic recession could have an adverse impact on our business and our financial condition. In particular, the cost of capital could increase substantially and the availability of funds from the capital markets could diminish significantly. Since the global recession in 2008, credit and capital markets have, from time to time, experienced unusual volatility. Our ability to access the capital markets in the future could be restricted or available on terms we do not consider favorable. Furthermore, if investors or financial institutions shift funding away from companies in the energy industry, our access to capital or the market for our securities could be negatively impacted. Limited access to the capital markets could adversely impact our ability to take advantage of business opportunities or react to changing economic and business conditions and could adversely impact our ability to continue our growth strategy. Ultimately, we could be required to reduce our future capital expenditures substantially. Such a reduction could have a material adverse effect on our business and our consolidated financial condition, results of operations and cash flows. A financial crisis or economic recession could also affect our suppliers and our customers, causing them to fail to meet their obligations to us, which could have a material adverse effect on our revenue, income from operations and cash flows.
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

Table of Contents/
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
Our businesses operate in highly competitive industry segments. Some of our competitors or potential competitors have greater financial or other resources than we have. Our operations may be adversely affected if our current competitors or new market entrants introduce new products or services with better features, performance, prices or other characteristics than those of our services and products. This factor is significant to our segments' operations, particularly in the operating segments within our Energy business, where capital investment is critical to our ability to compete.
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

Table of Contents/
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
Our informational technology (“IT”) and operational technology (“OT”) systems are subject to interruption and cybersecurity risks that could adversely impact our operations.
Our operations (both onshore and offshore) are highly dependent on both IT and OT systems and personnel that implement and maintain such systems, including systems that collect, organize, store or use personal information, confidential or proprietary information, and other sensitive information about our customers, employees, suppliers and others. Some of these systems are managed or provided by third-party service providers, including certain cloud platform or cloud software providers. As a result, our business operations could be negatively impacted by a breach or interruption of systems we rely on that originates from, or compromises, third-party networks or devices outside of our control.
Threats to our IT and OT systems associated with cybersecurity risks and cyber incidents or attacks continue to grow. Risks associated with these threats include disruptions of certain systems on our vessels or systems utilized to operate our ROVs; other impairments of our ability to conduct our operations; loss of or damage to intellectual property, proprietary information or employee or customer data; disruption of our customers’ operations; loss or damage to our customer data delivery systems; damage to our reputation or customer or other business relationships; inability to comply with our regulatory obligations in a timely manner which could result in regulatory investigations or other actions by governmental authorities and associated costs, fines or penalties; and increased costs to prevent, respond to or mitigate cybersecurity incidents. If such a cyber incident were to occur, it could have a material adverse effect on our business and our consolidated financial condition, results of operations and cash flows.
In addition, certain cyberattacks and related incidents, such as reconnaissance or surveillance by threat actors, may remain undetected for an extended period notwithstanding our monitoring and detection efforts. As a result, we may be required to incur additional costs to modify or enhance our IT or OT systems to prevent or remediate any such attacks. While we continue to evaluate potential replacements or upgrades of existing systems, the implementation of new systems or upgrades to existing systems subjects us to inherent costs and risks associated with replacing or changing these systems, including potential disruption of our internal control structure, substantial capital expenditures, demands on management time and other risks. In addition, potential upgrades or updates may not result in productivity improvements at the levels anticipated, or at all. Moreover, the implementation of new, updated, or upgraded systems may cause disruptions in our business operations. Any such disruption, and any other system disruptions, if not anticipated and appropriately mitigated, could have a material adverse effect on our operations.
Finally, laws and regulations we may be subject to governing cybersecurity, such as forthcoming obligations under the Cyber Incident Reporting for Critical Infrastructure (“CIRCIA”) and the SEC’s cybersecurity disclosure rules, pose increasingly complex compliance challenges, and failure to comply with these laws could result in penalties and legal liability.
Changes in data privacy laws, regulations and standards may cause our business to suffer.
Personal privacy and data security have become significant regulatory issues and the subject of rapidly evolving laws globally and in the United States. As a result, we may be subject to a growing patchwork of comprehensive privacy regulation imposed by jurisdictions where we operate, including under the European Union’s General Data Protection Regulation (“GDPR”), the United Kingdom’s Data Protection Act (the “UK GDPR”), Brazil’s General Data Protection Law (“LGPD”) and in the United States, the California Consumer Privacy Act (“CCPA”) as amended by the California Privacy Rights Act (“CPRA”), the Virginia Consumer Data Protection Act (“VCDPA”), and the Colorado Privacy Act (“CPA”), along with implementing regulations, where applicable. Furthermore, foreign, federal, state and local government bodies or agencies have in the past adopted, and may in the future adopt, more laws and regulations affecting data privacy.
The GDPR, UK GDPR and LGPD apply to activities related to collection, use, disclosure, and transfer of personal data that may be conducted by us, directly or indirectly through vendors or subcontractors, from an establishment in

Table of Contents/
the EU, UK or Brazil, respectively. Although the GDPR, UK GDPR and LGPD currently impose similar obligations, interpretations and enforcement of these laws continue to evolve. Changes to interpretations or enforcement of the GDPR, UK GDPR or LGPD could create a range of new compliance obligations, which could cause us to incur additional costs. If interpretations or enforcement of the GDPR, UK GDPR or LGPD deviate significantly in the future, those costs could become even more severe. The GDPR, UK GDPR, LGPD and other data privacy regulations may significantly impact our business activities and require substantial compliance costs that adversely affect business, operating results, prospects and financial condition.
Likewise, the CCPA, gives California residents specific rights in relation to the personal information we may collect, use and store, either directly or indirectly, and requires that companies take certain actions, including notifications for security incidents. In addition, the CPRA created the California Privacy Protection Agency (“CPPA”), the first state administrative agency dedicated to the implementation and administrative enforcement of the CCPA’s privacy regulations. Interpretation and administrative enforcement of the CCPA continues to evolve, along with the CPPA’s rulemaking and administrative enforcement strategies. Those changes may entail new compliance obligations and scrutiny that may significantly impact our business activities and require substantial compliance costs that adversely affect business, operating results, prospects and financial condition.
Although the VCDPA and CPA share concepts with the CCPA, each law includes important variations, such as differing standards for determining whether businesses fall within the scope of each law. Those variations may raise our costs and place increased demand on our resources by creating increasingly complex monitoring, control and compliance challenges. Any failure by us to comply with these laws and regulations, including as a result of a security or privacy breach, could result in significant penalties and liabilities for us.
Our business and operations could become subject to future legislation, regulatory requirements, and evolving enforcement strategies and regulatory or judicial interpretations beyond those currently proposed, adopted or contemplated in the U.S. and abroad. The cumulative effect of all of the legislation and regulations on our business, operations and profitability remains uncertain. This uncertainty necessitates that in our business planning we make certain assumptions with respect to the scope and requirements of prospective and proposed rules. If these assumptions prove incorrect, we could be subject to increased regulatory and compliance risks and costs as well as potential reputational harm, either of which could result in negative publicity and significant penalties or other liabilities.
Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations, and policies that are applicable to our business may limit the use and adoption of, and reduce the overall demand for, our solutions. Finally, if we acquire an entity that has violated or is not in compliance with applicable data privacy and protection laws or regulations (or contractual provisions), we may experience similar adverse consequences.
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

Table of Contents/
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
Energy. In general, our Energy business segments share facilities. Our location in Morgan City, Louisiana consists of ROV manufacturing and training facilities, vessel docking facilities, open and covered warehouse space and offices. The Morgan City facilities primarily support ROV and other operations in the United States. We have additional regional and operational support offices for our North Sea, Africa, Brazil and Southeast Asia operations in the following locations:
•Aberdeen, U.K.;
•Stavanger and Bergen, Norway;
•Abu Dhabi and Dubai, United Arab Emirates;
•Rio de Janeiro and Macaé, Brazil;
•Luanda, Angola;
•Chandigarh, India;
•Perth, Australia;
•Kuala Lumpur, Malaysia;
•Baku, Azerbaijan;
•Newfoundland, Canada; and
•Loyang, Singapore.
We use workshop and office space in Houston, Texas in our Manufactured Products, OPG and IMDS business segments. Our principal manufacturing and assembly facilities for our Manufactured Products segment are located in or near the following locations:
•Houston, Texas;

Table of Contents/
•Panama City, Florida;
•Aberdeen and Rosyth, Scotland;
•Nodeland and Stavanger, Norway;
•Luanda, Angola;
•Utrecht, Netherlands;
•Kuala Lumpur, Malaysia; and
•Niterói, Brazil.
We also have an office in Orlando, Florida, which supports our mobile robotics and commercial theme park animation activities. Each of these manufacturing facilities is suitable for its intended purpose and has sufficient capacity to respond to increases in demand for our subsea and mobility solution products and that may be reasonably anticipated in the foreseeable future.
For a description of the vessels we use in our Offshore Projects Group operations, see the discussion in Item 1. “Business” under the heading “GENERAL DEVELOPMENT OF BUSINESS—Energy—Offshore Projects Group.”
Aerospace and Defense Technologies. Our primary facilities for our ADTech segment are offices and workshops in Hanover, Maryland. We have operational support offices in the following locations:
•Chesapeake, Virginia;
•Bremerton, Washington;
•Pearl Harbor, Hawaii;
•Cataumet, Massachusetts; and
•Charleston, South Carolina.
We also have facilities in San Diego, California, to support our services for the U.S. Navy and in and near Houston, Texas, to support our space industry activities.
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
On February 17, 2023, there were approximately 352 holders of record of our common stock. On that date, the closing sales price, as quoted on the New York Stock Exchange, was $19.95. Our Board has not declared quarterly dividends since 2017 and we do not anticipate our Board reinstating a quarterly cash dividend after considering the need to focus our resources on growth and positioning us for the future, although we will continue to review our dividend position on a quarterly basis.
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

Table of Contents/
PERFORMANCE GRAPH
The following graph compares our total shareholder return to the Standard & Poor's 500 Stock Index (“S&P 500”) and the PHLX Oil Service Sector Index from December 31, 2017 through December 31, 2022. The PHLX Oil Service Sector Index is designed to track the performance of a set of companies involved in the oil services sector.
It is assumed in the graph that: (1) $100 was invested in Oceaneering Common Stock, the S&P 500 and the PHLX Oil Service Sector Index on December 31, 2017; and (2) any Oceaneering dividends are reinvested. The shareholder return shown is not necessarily indicative of future performance.

Comparison of Cumulative Shareholder Return

$200
$150
$100
$50
$0
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
Oceaneering International, Inc.
S&P 500 Index
PHLX Oil Service Sector Index

	December 31,
	2017	2018	2019	2020	2021	2022

Oceaneering International, Inc.	100.00	57.24	70.53	37.61	53.50	82.73
S&P 500 Index	100.00	95.62	125.72	148.85	191.58	156.88
PHLX Oil Service Sector Index	100.00	54.78	54.48	31.56	38.10	61.53

Table of Contents/

Item 6.    [Reserved]

Table of Contents/
Item 7.Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following information should be read in conjunction with the information contained in “Part I. Item 1. Business,” “Part I. Item 1A. Risk Factors” and the audited consolidated financial statements and the notes thereto included under “Item 8. Financial Statements and Supplementary Data” elsewhere in this annual report on Form 10-K. For management's discussion and analysis of our financial condition and results of operations for fiscal year 2021 as compared to fiscal year 2020 please refer to Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" on Form 10-K for our fiscal year ended December 31, 2021, filed with the Securities and Exchange Commission ("SEC") on February 25, 2022.
Certain statements in this annual report on Form 10-K, including, without limitation, statements regarding the following matters, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995:
•our business strategy;
•industry conditions and commodity pricing;
•seasonality;
•our expectations about 2023 results of operations, items below the income from operations (“operating income”) line and segment operating results, and the factors underlying those expectations, including our expectations about demand and pricing for our energy services and products as a result of the factors we specify in “Overview” and “Results of Operations” below;
•tax refunds, including under the U.S. Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"), and the expected timing thereof;
•our backlog, to the extent backlog may be an indicator of future revenue or productivity;
•the impacts of the COVID-19 pandemic on our business;
•projections relating to floating rig demand and subsea tree installations;
•the adequacy of our liquidity, cash flows and capital resources to support our operations and internally generated growth initiatives;
•the collectability of accounts receivable and realizability of contract assets at the amounts reflected on our most-recent balance sheet;
•our projected capital expenditures for 2023;
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
•our expectations about the balance between energy transition and energy security; and
•our expectations regarding the effect of inflation in the near future.
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
Our Engagement in the Energy Transition
Oceaneering currently generates a substantial majority of its revenue from the oil and gas sector. Due to the continuing development of economies in developing countries, substantial projected population growth (particularly in developing countries), and the shortage of other sources of affordable, reliable, scalable and efficient energy, as well as rising worldwide demand for a myriad of products made with petrochemicals, we expect that the need for

Table of Contents/
additional oil and gas exploration and development and IMR activities will continue for decades to come. At the same time, due to increasing concerns about climate change, there is growing demand for cleaner hydrocarbon-based and renewables energy sources. We strive to meet the growing need for lower-carbon energy by assisting customers to reduce their carbon emissions in exploring for, developing and producing oil and natural gas, while also diversifying our business into new strategic growth areas in emerging energy and non-energy markets. We believe this measured approach ensures our resilience in an ever-changing market. Today, the impacts of climate-related risks and opportunities and balancing energy security with energy transition are influencing our strategy in the following ways:
•we are continuing to support our customers in producing oil and natural gas to meet global demand for energy, while developing methods to minimize their carbon footprint through increased efficiency and technological innovation;
•we are deploying our competencies and capabilities to serve the energy-transition markets, including those utilizing offshore wind installations (fixed and floating), nuclear, hydrogen, carbon-capture-and-sequestration and tidal energy technologies; and
•we are diversifying our businesses outside the energy industry into new strategic growth areas, such as mobility solutions and digital asset management, as well as increasing our participation in the aerospace and defense sectors.
We are committed to the research and development of products and services intended to help our Energy business customers to produce energy safely and securely, with decreased risk to humans and sea life and reduced environmental impacts. As an example, we are working to advance remote operations, which allow customers to reduce their carbon footprints by transferring offshore workers to onshore control centers, and allows for less risk to human health and safety, greater collaboration and faster response to real-time events.
We are also committed to reducing our own energy consumption and the greenhouse gas emissions attributable to our operations. With the help of a third-party consultant, we are substantially complete with a global review of our assets and operations to identify and estimate our scope 1 and scope 2 emissions. Once we have completed that process, we intend to set appropriate ambition levels for both short- and long-term emissions reduction goals. We will then develop action plans to achieve these goals. Our capital investments and expenses required to achieve our goals cannot be estimated at this time, but are expected to be significant over the long term.
Overview of Our Results
The table that follows sets out our revenue and operating results for 2022, 2021 and 2020.

	Year Ended December 31,
(dollars in thousands)	2022	2021	2020
Revenue	$2,066,084	$1,869,275	$1,827,889
Gross Margin	307,377	264,065	163,941
Gross Margin %	15%	14%	9%
Operating Income (Loss)	110,863	39,799	(446,079)
Operating Income (Loss) %	5%	2%	(24)%
Net Income (Loss)	25,941	(49,307)	(496,751)
Our business segments are contained within two businesses—services and products provided primarily to the oil and gas industry and, to a lesser extent, the offshore renewables and mobility solutions industry, among others (“Energy”) and services and products provided to non-energy industries (“Aerospace and Defense Technologies” or “ADTech”). Our four business segments within the Energy business are Subsea Robotics, Manufactured Products, Offshore Projects Group (“OPG”) and Integrity Management & Digital Solutions (“IMDS”). We report our Aerospace and Defense Technologies business as one segment. Unallocated Expenses are expenses not associated with a specific business segment. These consist of expenses related to our incentive and deferred compensation plans, including restricted stock and bonuses, as well as other general expenses, including corporate administrative expenses.
Our business primarily depends on the level of spending on offshore developments and related operating activities by our customers in the energy industry. During 2022, we generated a substantial majority of our revenue from services and products we provided to the energy industry. In our offshore energy markets, 2022 generally unfolded

Table of Contents/
as we expected, with seasonally lower activity levels and increased preparation costs during the first half of the year progressing into higher activity levels and increased margins during the second half of the year. Compared to 2021, our 2022 revenue increased 11% or $2.1 billion, with revenue growth in our Subsea Robotics, Manufactured Products and OPG segments partially offset by revenue declines in our IMDS and ADTech segments.
We had operating income of $111 million in 2022 and operating income of $40 million, including charges of $32 million, in 2021 primarily related to provision for one customer. In 2022, on a consolidated level, we had a net income of $26 million, or diluted earnings of $0.26 per share, compared to net loss of $49 million, or diluted loss of $0.49 per share, in 2021. The increases in 2022 operating income and net income as compared to 2021 were primarily due to positive energy markets that spurred increased offshore activity in our Subsea Robotics and OPG segments, which in turn resulted in improved pricing and increased utilization in the second half of the year. Impacts from the U.S. government’s Continuing Resolution in the early part of 2022 resulted in lower revenue and lower operating income from our ADTech segment. The significant gains in operating income for our Subsea Robotics and OPG segments in 2022 as compared to 2021 were partially offset by declines in our IMDS and ADTech segments along with our Manufactured Products segment, exclusive of certain charges of $30 million in 2021.
In 2021, we incurred certain charges of $32 million primarily due to the net loss of $30 million related to the termination of a number of entertainment ride systems contracts with the China Evergrande Group and its affiliated companies (collectively, “Evergrande”). Additionally, we recognized other costs, as we adapted our geographic footprint and staffing levels to the conditions of the markets we serve. Charges for 2021 are summarized as follows (in thousands):

	Year Ended December 31, 2021
(dollars in thousands)	Subsea Robotics	Manufactured Products	OPG	IMDS	ADTech	Unallocated Expenses	Total
Impacts for the effects of:
Provision for Evergrande losses, net	$—	$29,549	$—	$—	$—	$—	$29,549
Loss on sale of asset	$—	$—	$—	$—	$—	$1,415	$1,415
Other	395	537	149	217	10	—	1,308
Total charges	$395	$30,086	$149	$217	$10	$1,415	$32,272

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

	2022	2021	2020
Average number of floating rigs under contract	137	131	139
ROV days on hire (in thousands)	56	53	54
ROV utilization	62%	58%	59%
Demand for floating rigs is the primary leading indicator of the strength of the deepwater market. According to industry data published by IHS Petrodata, excluding rigs under construction, at the end of 2022 there were 191 floating drilling rigs in operation or available for work throughout the world, with 141 of those rigs under contract. The average contracted offshore floating rig count in 2022 increased to approximately 137 rigs.
In addition to floating rig demand, the number of subsea tree orders and installations is another leading indicator, and is the primary demand driver for our Manufactured Products lines. According to data published by Rystad Energy in December 2022, there are projected to be 339 subsea tree installations in 2023, compared to 322 in 2022, 291 in 2021 and 273 in 2020.
Outlook
Based on our 2022 year-end backlog, the expected meaningful increases in backlog conversion, anticipated 2023 order intake, and current market fundamentals, we are expecting increased revenue in 2023 as compared to 2022 for each of our operating segments, led by Subsea Robotics and Manufactured Products. We are expecting

Table of Contents/
sequential improvement in our 2023 operating results as compared to 2022 based on our expectations for: higher operating results in our Subsea Robotics, Manufactured Products and OPG segments; slightly higher operating results in our ADTech segment; and relatively stable operating results in our IMDS segment. Based on current market conditions, we expect opportunities for improved pricing and margins in our energy-focused businesses and stable pricing and margins in our government-focused businesses.
We expect improved results in our Subsea Robotics segment in 2023 as a result of increased ROV days on hire and higher tooling activity, minor favorable shifts in geographic mix and continued pricing improvements. Survey operating results are expected to improve as well, with both geophysical and survey and positioning businesses seeing increased international activity.
We expect our Manufactured Products segment operating results in 2023 to improve on a significant increase in revenue, primarily based on 2022 order intake in our energy businesses in 2022. Bidding activity in our energy businesses remains robust and we expect this to continue during 2023. We are seeing growing interest in our mobility solutions businesses and expect increased activity in 2023. Our Manufactured Products backlog was $467 million as of December 31, 2022, a $149 million, or 47%, increase over December 31, 2021.
We expect operating results for our OPG segment to improve in 2023 on a modest increase in revenue. This expectation is based on improved vessel utilization in the Gulf of Mexico and increased international activity in installation, intervention and diving, most notably in the second and third quarters.
We anticipate our 2023 operating results for IMDS to by relatively flat on a modest increase in revenue. We expect global opportunities for contract renewals and growth, especially in areas where we believe we can leverage our digital and robotic capabilities.
We project our ADTech 2023 revenue and operating results to be higher as compared to 2022. We anticipate growth in all of our government-focused businesses, which secured several key contract awards during the second half of 2022.
For 2023, we anticipate Unallocated Expenses to average in the mid- to high-$30 million range per quarter.
Effects of Inflation and Changing Prices
In order to minimize the negative impact of inflation on our operations, we attempt to cover the increased cost of anticipated changes in labor, material and service costs, either through an estimate of those changes, which we reflect in the original price, or through price escalation clauses in our contracts. Previously, the protracted downturn in prices for crude oil and over-capacity in the energy market in which we compete had made pricing for such increasing costs challenging; however, our success in achieving price escalation clauses improved in 2022. Inflation has not had a material effect on our revenue or income from operations in the past three years, but could have a material impact on our results in the future if we are unable to secure price escalation clauses in our contracts.
Results of Operations
Additional information on our business segments is shown in Note 11—“Operations by Business Segment and Geographic Area” in the Notes to Consolidated Financial Statements included in this report.
Energy. The table that follows sets out revenue and profitability for the business segments within our Energy business. In the Subsea Robotics section of the table that follows, “ROV Days Available” includes all days from the first day that an ROV is placed in service until the ROV is retired. All days in this period are considered available days, including periods when an ROV is undergoing maintenance or repairs. Our ROVs do not have scheduled maintenance or repair that requires significant time when the ROVs are not available for utilization.

Table of Contents/

	Year ended December 31,
(dollars in thousands)	2022	2021	2020
Subsea Robotics
Revenue	$621,921	$538,515	$493,332
Gross Margin	160,527	112,962	78,952
Gross Margin %	26%	21%	16%
Operating Income (Loss)	118,248	76,874	(65,817)
Operating Income (Loss)%	19%	14%	(13)%
ROV Days Available	91,250	91,242	91,499
ROV Days Utilized	56,231	53,113	54,411
ROV Utilization %	62%	58%	59%
Manufactured Products
Revenue	382,361	344,251	477,419
Gross Margin	45,834	63,455	62,962
Gross Margin %	12%	18%	13%
Operating Income (Loss)	11,692	(15,876)	(88,253)
Operating Income (Loss)%	3%	(5)%	(18)%
Backlog at end of period	467,000	318,000	266,000
Offshore Projects Group
Revenue	489,317	378,121	289,127
Gross Margin	78,373	56,338	1,265
Gross Margin %	16%	15%	—%
Operating Income (Loss)	49,256	31,197	(105,680)
Operating Income (Loss)%	10%	8%	(37)%
Integrity Management & Digital Solutions
Revenue	229,884	241,393	226,938
Gross Margin	36,724	42,417	29,772
Gross Margin %	16%	18%	13%
Operating Income (Loss)	14,901	18,572	(121,675)
Operating Income (Loss)%	6%	8%	(54)%
Total Energy
Revenue	$1,723,483	$1,502,280	$1,486,816
Gross Margin	321,458	275,172	172,951
Gross Margin %	19%	18%	12%
Operating Income (Loss)	194,097	110,767	(381,425)
Operating Income (Loss)%	11%	7%	(26)%

Subsea Robotics. Historically, we built new ROVs to increase the size of our fleet in response to demand to support deepwater drilling and vessel-based IMR and installation work. These vehicles are designed for use around the world in water depths of 10,000 feet or more. In 2015, as a result of declining market conditions, we began building fewer ROVs, generally limiting additions to meet contractual commitments. During the year ended December 31, 2022, we retired 10 of our conventional work-class ROV systems and replaced them with eight upgraded conventional work-class ROV systems and two IsurusTM work-class ROV systems (which are capable of operating in severe conditions and are ideal for renewables projects and high-speed surveys), which are currently engaged in renewables work. We added a total of 10, 10 and three ROVs in 2022, 2021 and 2020, respectively, while retiring 23 units over the three-year period. Our ROV fleet size was 250 as of December 31, 2022, 2021 and 2020.
We believe we are the world's largest provider of ROV services and, generally, this business segment has been the largest contributor to our Energy business operating income. Our Subsea Robotics segment revenue reflects the

Table of Contents/
utilization percentages, fleet sizes and average pricing in the respective periods. Our survey services business provides survey and positioning, and geoscience services. The following table presents revenue from ROV services as a percentage of total Subsea Robotics revenue:

	Year ended December 31,
	2022	2021	2020
ROV	77%	79%	81%

Other	23%	21%	19%

For the year ended December 31, 2022, our Subsea Robotics operating income increased as compared to 2021, on higher revenue, as a result of higher levels of activity for ROV and tooling, along with the positive impact of new contract pricing and utilization efficiencies in 2022. We had a 6% increase in days on hire and a year-over-year increase in both drill support and vessel support days.
Manufactured Products. For the year ended December 31, 2022, our Manufactured Products operating results increased, as compared to 2021, primarily due to $30 million of charges in 2021 for the net loss related to the termination of a number of entertainment ride systems contracts with Evergrande. The 2021 Evergrande net loss included a reserve of $49 million in receivables and contract assets partially offset by the reclassification of $20 million of contract assets into salable inventory. Exclusive of those charges, Manufactured Products operating income for the year ended December 31, 2022 decreased as compared to the corresponding period of the prior year. The revenue increase in 2022 was primarily due to receipt of certain umbilical materials in 2022 in our energy-related businesses that did not contribute to manufacturing activity or profitability in the same period. The operating results decrease in 2022 was primarily due to lower revenue and operating results in our theme park and mobile robotics businesses combined with inflationary pressures, partially offset by additional umbilical storage income in our energy-related businesses year over year.
Our Manufactured Products backlog was $467 million as of December 31, 2022, a $149 million, or 47%, increase over December 31, 2021. Our book-to-bill ratio was 1.39 for the year ended December 31, 2022, as compared with a book-to-bill ratio of 1.1 for the year ended December 31, 2021.
Offshore Projects Group. Our OPG operating results for the year ended December 31, 2022 increased as compared to 2021, on significantly higher revenue, primarily due to improved pricing in the second half of 2022 and increased intervention, installation and controls work in the Gulf of Mexico.
Integrity Management & Digital Solutions. For the year ended December 31, 2022, compared to 2021, our IMDS operating results and revenue decreased primarily on lower activity levels and the continuing impact of employee wage inflation.
Aerospace and Defense Technologies.
Revenue, gross margin and operating income information for our ADTech segment are as follows:

	Year ended December 31,
(dollars in thousands)	2022	2021	2020
Revenue	$342,601	$366,995	$341,073
Gross Margin	68,447	82,595	71,794
Gross Margin %	20%	23%	21%
Operating Income	44,168	60,992	56,023
Operating Income %	13%	17%	16%

For the year ended December 31, 2022, compared to 2021, our ADTech segment operating results decreased significantly on lower levels of revenue primarily due to reduced activity in both defense subsea technologies and space systems.
Unallocated Expenses.
Our unallocated expenses, (i.e., those not associated with a specific business segment), within gross margin consist of expenses related to our incentive and deferred compensation plans, including restricted stock units, performance

Table of Contents/
units and bonuses, as well as other general expenses. Our unallocated expenses within operating expenses consist of those expenses within gross margin plus general and administrative expenses related to corporate functions.
The following table sets forth our Unallocated Expenses for the periods indicated:

	Year ended December 31,
(dollars in thousands)	2022	2021	2020
Gross margin expenses	$(82,528)	$(93,702)	$(80,804)
% of revenue	4%	5%	4%
Operating expenses	(127,402)	(131,960)	(120,677)
% of revenue	6%	7%	7%
Our unallocated expenses for the year ended December 31, 2022 decreased compared to 2021, primarily due to lower accruals in 2022 for incentive-based compensation, partially offset by increased information technology costs.
Other. The following table sets forth our significant financial statement items below the income (loss) from operations line:

	Year ended December 31,
(dollars in thousands)	2022	2021	2020
Interest income	$5,708	$2,477	$3,083
Interest expense	(38,215)	(38,810)	(43,900)
Equity earnings (loss) of unconsolidated affiliates	1,707	594	2,268
Other income (expense), net	(1,011)	(9,769)	(14,269)
Provision (benefit) for income taxes	53,111	43,598	(2,146)
Interest income for the year ended December 31, 2022 as compared to 2021, increased primarily due to higher interest rates.
In addition to interest on borrowings, interest expense includes amortization of loan costs and interest rate swap settlements, fees for lender commitments under our senior secured revolving credit agreement and fees for standby letters of credit and bank guarantees that banks issue on our behalf for performance bonds, bid bonds and self-insurance requirements.
Interest expense decreased slightly for the year ended December 31, 2022 as compared to 2021, as a result of our 2021 repurchase of $100 million in aggregate principal amount of the 4.650% Senior Notes due 2024 (the “2024 Senior Notes”). We have not capitalized interest since 2019 and do not anticipate capitalizing interest on any long-lived assets in 2023.
Foreign currency transaction gains and losses are the principal component of other income (expense), net. In the year ended December 31, 2022 and 2021, we incurred foreign currency transaction gains (losses) of less than $(0.1) million and $(8.4) million, respectively. Foreign currency losses in 2021 primarily related to the Angolan kwanza and were principally due to declining exchange rates for the Angolan kwanza, which devalued its currency by 13%. We could incur further foreign currency exchange gains (losses) due to foreign currency exchange fluctuations.
Our tax provision is based on (1) our earnings for the period and other factors affecting the tax provision and (2) the operations of foreign branches and subsidiaries that are subject to local income and withholding taxes. Factors that affect our tax rate include our profitability levels in general and the geographical mix of our results. The effective tax rate for the 12-month periods ended December 31, 2022 and 2021 was different than the federal statutory rate of 21%, primarily due to the geographical mix of revenue and earnings, changes in valuation allowances and uncertain tax positions, and other discrete items; therefore, we do not believe a discussion of the effective tax rate is meaningful. We continue to make an assertion to indefinitely reinvest the unrepatriated earnings of any foreign subsidiary that would incur material tax consequences upon the distribution of such earnings.
On March 27, 2020, the CARES Act was signed into law in the United States. In accordance with the rules and procedures under the CARES Act, we filed certain refund claims to carry back a portion of our U.S. net operating loss. Prior to enactment of the CARES Act, such net operating losses could only be carried forward. As a result, we expected to receive combined refunds of approximately $33 million, of which we have previously received $10

Table of Contents/
million as of December 31, 2022. During the third quarter of 2022, we reached an agreement in principle to settle our 2014 U.S. tax return audit, which reduces the outstanding refunds by approximately $3.0 million. The remaining refunds of approximately $20 million are classified as other noncurrent assets, in our consolidated balance sheet as of December 31, 2022. While the exact timing for the receipt of these refunds remains uncertain, we do not anticipate receiving any portion of these refunds in 2023.
We continue to believe it is more likely than not that we would not be able to utilize all of our deferred tax assets. In accordance with applicable accounting standards, we recorded an additional valuation allowance of $6.0 million and $87 million in 2022 and 2021, respectively.
Our income tax payments for the full year of 2023 are estimated to be in the range of $60 million to $65 million, which includes taxes incurred in countries that impose tax on the basis of in-country revenue, without regard to the profitability of such operations.
Liquidity and Capital Resources
We consider our liquidity and capital resources adequate to support our operations, capital commitments and strategic growth initiatives. Our ability to generate substantial cash flow over the last several years has allowed us to repurchase $100 million of our 2024 Senior Notes in 2021 and grow our cash balance to address the pending maturity of the 2024 Senior Notes. As of December 31, 2022, we had working capital of $729 million, including cash and cash equivalents of $569 million. Additionally, as of December 31, 2022, we had $215 million of unused commitments through our senior secured revolving credit agreement (the “Revolving Credit Agreement”) that we entered into in April 2022, which is further described below.
Our material cash commitments consist primarily of obligations for long-term debt, purchase obligations as part of normal operations and operating leases for land, buildings, vessels and equipment for the operation of our business and to support some of our service line revenue streams. See Note 4—”Leases” in the Notes to Consolidated Financial Statements included in this report for a description of the scheduled maturities for our operating leases.
Our revolving credit facility provided under the Revolving Credit Agreement was undrawn as of December 31, 2022, and remains undrawn as of the date of this report, and our nearest maturity of indebtedness is $400 million of our 2024 Senior Notes. In 2021, we repurchased $100 million in aggregate principal amount of the 2024 Senior Notes in open-market transactions. We may, from time to time, complete additional limited repurchases of the 2024 Notes, via open-market or privately negotiated repurchase transactions or otherwise, prior to their maturity date. We can provide no assurances as to the timing of any such additional repurchases or whether we will complete any such repurchases at all. We do not intend to disclose further information regarding any such repurchase transactions, except to the extent required in our subsequent periodic filings on Forms 10-K or 10-Q, or unless otherwise required by applicable law. See Note 9—”Debt” in the Notes to Consolidated Financial Statements included in this report for more information regarding the scheduled maturities of our long-term debt.
As of December 31, 2022, we had $464 million of total purchase obligations including $324 million payable within the next twelve months and $140 million thereafter. Our purchase obligations include agreements to purchase goods and services as well as commitments for capital assets used in the normal operations of our business.
We remain committed to maintaining strong liquidity and believe that our cash position, undrawn Revolving Credit Agreement, and debt maturity profile should provide us ample resources and time to address potential future growth opportunities and to improve our returns.

Table of Contents/
Changes impacting our cash and cash equivalents for the years ended December 31, 2022, 2021 and 2020 are summarized as follows:

	Year ended December 31,
(in thousands)	2022	2021	2020
Changes in Cash:
Net Cash Provided by Operating Activities	$120,883	$225,314	$136,647
Net Cash Used in Investing Activities	(76,865)	(34,157)	(52,590)
Net Cash Used in Financing Activities	(1,862)	(101,682)	(1,699)
Effect of exchange rates on cash	(11,525)	(3,377)	(3,997)
Net Increase (Decrease) in Cash and Cash Equivalents	$30,631	$86,098	$78,361

Operating activities
Our primary sources and uses of cash from operating activities for the years ended December 31, 2022, 2021 and 2020 are as follows:

	Year ended December 31,
(in thousands)	2022	2021	2020
Cash Flows from Operating Activities:
Net income (loss)	$25,941	$(49,307)	$(496,751)
Noncash adjustments:
Depreciation and amortization, including goodwill impairment	120,969	139,723	528,895
Loss on impairment of long-lived assets	—	—	70,445
Provision for Evergrande loss, net	—	29,549	—
Deferred income tax provision (benefit)	829	(1,798)	(4,158)
Inventory write-downs	—	—	7,038
Other noncash	7,713	7,475	6,167
Total noncash adjustments	129,511	174,949	608,387
Accounts receivable and contract assets	(50,732)	41,099	125,541
Inventory	(30,692)	7,313	26,466
Current liabilities	67,253	63,051	(138,932)
Other changes	(20,398)	(11,791)	11,936
Net Cash Provided by Operating Activities	$120,883	$225,314	$136,647
Net cash provided by operating activities for the years ended December 31, 2022 and 2021 of $121 million and $225 million, respectively, was affected by the following:
•Accounts receivable and contract assets - The decrease in cash related to accounts receivable and contract assets in 2022 reflects the increase in accounts receivable corresponding with the increase in revenue as compared to the prior year, along with the timing of project milestones and customer payments. The increase in 2021 reflects the timing of project milestones and customer payments.
•Inventory - The decrease in cash related to inventory in 2022 corresponds with an increase in our backlog along with the impact of higher inflation in 2022. The increase in cash related to inventory in 2021 was primarily due to higher project activity in the fourth quarter of 2021 as we worked through backlog orders awarded prior to the COVID-19 pandemic in our Manufactured Products segment.
•Current liabilities - The increase in cash related to current liabilities in 2022 and 2021 reflects the timing of vendor payments and increased contract liabilities due to an increase in deferred customer prepayments.
Investing activities
In 2022, we used $77 million in net investing activities, primarily for capital expenditures of $81 million that included increased spending in our Subsea Robotics segment for ROV upgrades and replacements and other increased

Table of Contents/
capital expenditures for information technology systems. In 2021, we used $34 million in net investing activities, primarily for capital expenditures of $50 million.
Our capital expenditures during 2022 and 2021 included $56 million and $28 million, respectively, in our Subsea Robotics segment, principally for upgrades to our ROV fleet and to replace certain units we retired. We currently plan to add new ROVs only to meet contractual commitments. In 2022, we retired ten of our conventional work-class ROV systems and replaced them with eight upgraded conventional work-class ROV systems and two IsurusTM work-class ROV systems (which are capable of operating in severe conditions and are ideal for renewables projects and high-speed surveys), which are currently engaged in renewables work. We added seven upgraded conventional work-class ROV systems and three IsurusTM work-class ROV systems to our fleet and retired 10 units during 2021. Our ROV fleet size was 250 as of December 31, 2022 and 2021.
These outlays were partially offset in 2022 by $6.5 million of proceeds received from the sale of various assets and in 2021 by $4.5 million of proceeds received from the sale of a portion of our Angolan bonds and $7.1 million of proceeds received from the sale of various assets.
We have several deepwater vessels under a mix of short-term charters where we can see firm workload and spot charters as market opportunities arise, along with four long-term charters that began in 2022. With the current market conditions, we may add additional chartered vessels throughout the year to align with our strategy that balances vessel cost, availability and capability to capture work. We expect to do this through the continued utilization of a mix of short-term, spot and long-term charters.
In 2023, we expect our organic capital expenditures to total between $90 million and $110 million, exclusive of business acquisitions, as compared to capital expenditures of $81 million in 2022. Our anticipated capital expenditures for 2023 includes approximately $45 million to $50 million of maintenance capital expenditures and $45 million to $60 million of growth capital expenditures, which we expect to fund using our available cash. We remain committed to maintaining strong liquidity and believe that our cash position, undrawn revolving credit facility, and debt maturity profile should provide us ample resources and time to address potential future growth opportunities and to improve our returns.
Financing activities
In 2022 we used $1.9 million of cash in financing activities. In 2021 we used $102 million of cash in financing activities primarily due to repurchases of $100 million in aggregate principal amount of the 2024 Senior Notes in open-market transactions.
As of December 31, 2022 we had long-term debt in the principal amount of $700 million outstanding and $215 million of unused commitments under our Revolving Credit Agreement. As of December 31, 2022, we were in compliance with all the covenants set forth in the credit agreement governing the Revolving Credit Agreement.
In November 2014, we completed the public offering of $500 million aggregate principal amount of 4.650% Senior Notes due 2024. We pay interest on the 2024 Senior Notes on May 15 and November 15 of each year. The 2024 Senior Notes are scheduled to mature on November 15, 2024.
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

Table of Contents/
On April 8, 2022, we entered into a new senior secured revolving credit agreement with a group of banks that will mature in April 2026. In connection with entering into the Revolving Credit Agreement, we terminated our Prior Revolving Credit Facility. No borrowings were outstanding under the Prior Revolving Credit Facility. We repaid all accrued fees and expenses in connection with the termination of the Prior Revolving Credit Facility and all commitments thereunder were terminated. No early termination penalties were incurred in connection with the termination of the Prior Revolving Credit Facility.
The Revolving Credit Agreement includes a $215 million revolving credit facility (the “Revolving Credit Facility”) with a $100 million sublimit for the issuance of letters of credit. Our obligations under the Revolving Credit Agreement are guaranteed by certain of our wholly owned subsidiaries and are secured by first priority liens on certain of our assets and those of the guarantors, including, among other things, intellectual property, inventory, accounts receivable, equipment and equity interests in subsidiaries. As of December 31, 2022, we had no borrowings outstanding under the Revolving Credit Facility and no letters of credit outstanding under the Revolving Credit Agreement.
We may borrow under the Revolving Credit Facility at either (1) a base rate, determined as the greatest of (A) the prime rate of Wells Fargo Bank, National Association, (B) the federal funds effective rate plus 1⁄2 of 1% and (C) Adjusted Term SOFR (as defined in the Revolving Credit Agreement for a one-month tenor plus 1%, in each case plus the applicable margin, which varies from 1.25% to 2.25% depending on our Consolidated Net Leverage Ratio (as defined in the Revolving Credit Agreement), or (2) Adjusted Term Secured Overnight Financing Rate (“SOFR”) plus the applicable margin, which varies from 2.25% to 3.25% depending on our Consolidated Net Leverage Ratio. We will also pay a facility fee based on the amount of the underlying commitment that is being utilized, which fee varies from 0.300% to 0.375%, with the higher rate owed when we use the Revolving Credit Facility less.
The Revolving Credit Agreement includes financial covenants that are tested on a quarterly basis, based on the rolling four-quarter period that ends on the last day of each fiscal quarter. The maximum permitted Consolidated Net Leverage Ratio is initially 4.00 to 1.00 and decreases to 3.25 to 1.00 during the term of the Revolving Credit Facility. The minimum Consolidated Interest Coverage Ratio (as defined in the Revolving Credit Agreement) is 3.00 to 1.00 throughout the term of the Revolving Credit Facility. In addition, the Revolving Credit Agreement contains various covenants that we believe are customary for agreements of this nature, including, but not limited to, restrictions on our ability and the ability of each of our subsidiaries to incur debt, grant liens, make certain investments, make distributions, merge or consolidate, sell assets and enter into certain restrictive agreements. As of December 31, 2022, we were in compliance with all the covenants set forth in the Revolving Credit Agreement.
We had two interest rate swaps in place relating to a total of $200 million of the 2024 Senior Notes for the period to November 2024. In March 2020, we settled both interest rate swaps with the counterparty for cash proceeds of $13 million. The settlement resulted in a $13 million increase to our long-term debt balance that will be amortized to interest expense prospectively through the maturity date for the 2024 Senior Notes using the effective interest method. As a result, we amortized $2.2 million to interest expense for the year ended December 31, 2022. We amortized $4.3 million to interest expense, including $1.8 million for the pro-rata write-off of interest rate swap settlement gains associated with the 2024 Senior Notes repurchases discussed above, for the year ended December 31, 2021. See Note 9—”Debt” in the Notes to Consolidated Financial Statements included in this report for a description of these interest rate swaps.
We incurred $6.9 million and $4.2 million of issuance costs related to the 2024 Senior Notes and the 2028 Senior Notes, respectively, and $4.0 million of new loan costs related to the Revolving Credit Agreement. These costs, net of accumulated amortization, are included as a reduction of long-term debt in our Consolidated Balance Sheets, as they pertain to the Senior Notes, and in other noncurrent assets as they pertain to the Revolving Credit Agreement. We are amortizing these costs to interest expense through the respective maturity dates for the Senior Notes and the Revolving Credit Agreement using the straight-line method, which approximates the effective interest rate method. As a result, we amortized $2.1 million and $1.3 million for the years ended December 31, 2022 and 2021, respectively.
Our maximum outstanding indebtedness during 2022 under the Revolving Credit Agreement and the Senior Notes was $700 million, and our total interest costs, including commitment fees, were $38 million.
We have not guaranteed any debt not reflected on our Consolidated Balance Sheets as of December 31, 2022 and 2021, and we do not have any off-balance-sheet arrangements, as defined by SEC rules.
In December 2014, our Board of Directors approved a plan to repurchase up to 10 million shares of our common stock on a discretionary basis. The program calls for any repurchases to be made in the open market, or in privately

Table of Contents/
negotiated transactions from time to time, in compliance with applicable laws, rules and regulations, including Rule 10b-18 under the Securities Exchange Act of 1934, as amended, subject to market and business conditions, levels of available liquidity, cash requirements for other purposes, applicable legal requirements and other relevant factors. Under this program, in 2015, we repurchased 2.0 million shares of our common stock for $100 million. We have not repurchased any shares under the program since December 2015. As of December 31, 2022, we retained 11 million of the shares we had repurchased through this and a prior repurchase program. We account for the shares we hold in treasury under the cost method, at average cost. The timing and amount of any future repurchases will be determined by our management. We expect that any additional shares repurchased under the plan will be held as treasury stock for possible future use. The plan does not obligate us to repurchase any particular number of shares.
Because of our significant foreign operations, we are exposed to currency fluctuations and exchange rate risks. A stronger U.S. dollar against any of the foreign currencies where we conduct business could result in lower operating income. We generally minimize these risks primarily through matching, to the extent possible, revenue and expense in the various currencies in which we operate. Cumulative translation adjustments as of December 31, 2022 relate primarily to our net investments in, including long-term loans to, our foreign subsidiaries. See Item 7A—“Quantitative and Qualitative Disclosures About Market Risk.”
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
Revenue Recognition. We account for significant fixed-price contracts, mainly relating to our Manufactured Products segment, and to a lesser extent in our OPG and ADTech segments, by recognizing revenue over time using the cost-to-cost input method to measure progress toward satisfaction of an over-time performance obligation. This commonly used method is based on the premise that costs incurred are proportionate to progress towards satisfaction of the performance obligation and is measured by comparing project costs-to-date to total estimated costs. The performance obligation is satisfied as we create a product on behalf of the customer over the life of the contract. We apply judgment in estimating project status and the costs necessary to complete projects. For the year ended December 31, 2022, we recognized approximately 93% of our revenue over time and 7% at a point in time.
We apply judgment in the determination and allocation of transaction price to performance obligations, and the subsequent recognition of revenue, based on the facts and circumstances of each contract. We routinely review estimates related to our contracts and, where required, reflect revisions to profitability in earnings immediately. If an element of variable consideration has the potential for a significant future reversal of revenue, we will constrain that variable consideration to a level intended to remove the potential future reversal. If a current estimate of total contract cost indicates an ultimate loss on a contract, we recognize the projected loss in full when we determine it. We did not have any material adjustments during the years ended December 31, 2022, 2021 or 2020, however, should our judgments and estimates regarding the elements of revenue recognition change, it could have a material effect on our results of operations for the periods involved.
Impairment of Property and Equipment, Long-lived Intangible Assets and Right-of-Use Operating Lease Assets. We periodically, and upon the occurrence of a triggering event, review the realizability of our property and equipment, long-lived intangible assets and right-of-use operating lease assets to determine whether any events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. For long-lived assets to be held and used, we base our evaluation on impairment indicators such as the nature of the assets, the future economic benefits of the assets, any historical or future profitability measurements and other external market conditions or factors that may be present. If such impairment indicators are present or other factors exist that indicate that the carrying amount of an asset may not be recoverable, we determine whether an impairment has occurred through the use of an undiscounted cash flows analysis of the asset at the lowest level for which

Table of Contents/
identifiable cash flows exist. If an impairment has occurred, we recognize a loss for the difference between the carrying amount and the fair value of the asset.
Our estimates of fair values for our asset groups require us to use significant unobservable inputs, classified as Level 3 fair value measurements, including assumptions related to future performance, risk-adjusted discount rates, future commodity prices and demand for our services and estimates of expected realizable value. These assumptions incorporate inherent uncertainties, including estimates of projected supply and demand for our products and services and future market conditions, which are subjective and difficult to predict due to volatility in overall economic environments, among other things, and could result in impairment charges in future periods if actual results differ materially from the assumptions used in our forecasts. Also, if market conditions deteriorate significantly, we could be required to record additional impairments, which could have a material adverse impact on our operating results.
We did not identify any triggering events and, accordingly, no impairments of long-lived assets were recorded in the years ended December 31, 2022 or 2021. In the year ending December 31, 2020, we recognized long-lived asset impairment losses of $70 million. See Note 5—“Impairments” and Note 11—“Operations by Business Segment and Geographic Area” in the Notes To Consolidated Financial Statements included in this report for further discussion of these impairments.
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
We account for any applicable interest and penalties on uncertain tax positions as a component of our provision for income taxes on our financial statements. Current income tax expense represents either nonresident withholding taxes or the liabilities expected to be reflected on our income tax returns for the current year, while the net deferred income tax expense or benefit generally represents the change in the balance of deferred tax assets or liabilities, except for currency translation adjustments, as reported on our balance sheet.
We establish valuation allowances to reduce deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized in the future. If the current market dynamics are sustained and absent any additional objective negative evidence, we may have sufficient positive evidence in the next twelve months to adjust our valuation allowance position. Exact timing and amount of the adjustment to the valuation allowance is not certain at this time. Changes for valuation allowances impact our income tax provision in the period in which such adjustments are identified and recorded.
Allowance for Credit Losses—Financial Assets Measured at Amortized Costs. We are required to use judgments and estimates regarding our customers’ ability to pay amounts that are due to us in order to estimate anticipated credit losses that we may incur. We use the loss-rate method in developing the allowance for credit losses which involves identifying pools of assets with similar risk characteristics, reviewing historical loss experiences for the last three years and considering the economic environment of our customers, both from a marketplace and geographic perspective, in evaluating the need for an allowance. Based on our review of these factors, we establish or adjust allowances for our customers. Our results of operations could be affected by adjustments to the allowance for credit losses due to uncertainties regarding changes in the financial condition of our customers, either positive or negative, that could impact the amount and timing of any credit losses that may differ from the estimated amounts. As of December 31, 2022 and 2021, our allowance for credit losses totaled $2.3 million and $1.2 million, respectively or less than 1% of gross accounts receivable for both years, respectively.

Table of Contents/
Contractual Obligations
As of December 31, 2022, we had payments due under contractual obligations as follows:

(dollars in thousands)	Payments due by period
	Total	2023	2024-2025	2026-2027	After 2027
Long-term Debt	$700,000	$—	$400,000	$—	$300,000
Purchase Obligations	464,204	323,515	18,456	121,761	472
Operating Lease Liabilities	223,741	28,967	49,188	48,831	96,755
Other Long-term Obligations reflected on our Balance Sheet under U.S. GAAP	34,364	103	247	319	33,695
TOTAL	$1,422,309	$352,585	$467,891	$170,911	$430,922
Pursuant to a service agreement we entered into with a former Chairman of the Board of Directors, we are obligated to provide for medical coverage on an after-tax basis to him, his spouse and two adult children for their lives. Our total accrued liabilities, current and long-term, under this post-employment benefit were $1.8 million as of both December 31, 2022 and 2021.

Table of Contents/
Item 7A.Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to certain market risks arising from transactions we enter into in the normal course of business. These risks relate to interest rate changes and fluctuations in foreign exchange rates. Except for our exposure in Angola, we do not believe these risks are material. We have not entered into any market-risk-sensitive instruments for speculative or trading purposes. When we have a significant amount of borrowings, we may manage our exposure to interest rate changes through the use of a combination of fixed- and floating-rate debt. See Note 9—“Debt” in the Notes to Consolidated Financial Statements included in this report for a description of our revolving credit agreement and interest rates on our borrowings. We had two interest rate swaps in place relating to a total of $200 million of the 2024 Senior Notes. These agreements swapped the fixed interest rate of 4.650% on $100 million of the 2024 Senior Notes to the floating rate of one-month LIBOR plus 2.426% and on another $100 million to one-month LIBOR plus 2.823%. In March 2020, we terminated these interest rate swaps. See Note 9—“Debt” in the Notes to Consolidated Financial Statements included in this report for more information regarding these interest rate swaps. We believe significant interest rate changes would not have a material near-term impact on our future earnings or cash flows.
Because we operate in various regions in the world, we conduct a portion of our business in currencies other than the U.S. dollar. The functional currency for most of our international operations is the applicable local currency. A stronger U.S. dollar against the U.K. pound sterling, the Norwegian kroner and the Brazilian real could result in lower operating income. We manage our exposure to changes in foreign exchange rates by primarily denominating our contracts and providing for collections from our customers in U.S. dollars or freely convertible currency and endeavoring to match our contract costs with the denominated contractual currency. We use the exchange rates in effect as of the balance sheet date to translate assets and liabilities when the functional currency is the local currency, resulting in translation adjustments that we reflect as accumulated other comprehensive income or loss in the equity section of our Consolidated Balance Sheets. We recorded net adjustments to our equity accounts of $(20) million, $(7.3) million and $(25) million in 2022, 2021 and 2020, respectively. Negative adjustments reflect the net impact of the strengthening of the U.S. dollar against various foreign currencies for locations where the functional currency is not the U.S. dollar. Conversely, positive adjustments reflect the effect of a weakening U.S. dollar.
Foreign currency gains (losses) in the year ended December 31, 2022 were less than $(0.1) million. Foreign currency gains (losses) of $(8.4) million in the year ended December 31, 2021 were primarily related to gains (losses) for the Angolan kwanza of $(4.5) million due to declining exchange rate for the Angolan kwanza relative to the U.S. dollar. Foreign currency gains (losses) of $(14) million in the year ended December 31, 2020 were primarily related to gains (losses) for the Angolan kwanza of $(2.8) million and the Brazilian real of $(7.3) million due to declining exchange rates for the Angolan kwanza and the Brazilian real relative to the U.S. dollar. Foreign currency transaction losses related to the Angolan kwanza in the years ended December 31, 2021 and 2020 were primarily due to the remeasurement of our Angolan kwanza cash balances to U.S. dollars. Foreign currency losses related to the Brazilian real in the year ended December 31, 2020 were primarily due to the remeasurement of our U.S. dollar denominated liability balances to the Brazilian real. We recorded foreign currency transaction gains (losses) related to the Angolan kwanza and Brazilian real as a component of other income (expense), net in our Consolidated Statements of Operations in those respective periods.
The Angola kwanza strengthened in value in 2022 by 10%, while Angola devalued its currency by (13)% and (36)% in 2021 and 2020, respectively. Any conversion of cash balances from kwanza to U.S. dollars is controlled by the central bank in Angola. During 2022, we did not repatriate any cash from Angola. In 2021, we were able to repatriate $4.5 million of cash from Angola. As of December 31, 2022 and 2021, we had the equivalent of approximately $5.6 million and $1.0 million, respectively, of kwanza cash balances in Angola, reflected on our Consolidated Balance Sheets.
To mitigate our currency exposure risk in Angola, we have used kwanza to purchase equivalent Angolan central bank (Banco Nacional de Angola) bonds. The bonds are denominated as U.S. dollar equivalents, so that, upon payment of semi-annual interest and principal upon maturity, payment is made in kwanza, equivalent to the respective U.S. dollars at the then-current exchange rate. As of December 31, 2022 and 2021, we had $6.2 million, respectively, of U.S. dollar equivalent Angolan bonds. During the year ended December 31, 2021, we sold a portion of these bonds for $4.5 million, reducing the balance as of December 31, 2021 to $6.2 million. These bonds mature in 2023 and are classified as available-for-sale securities; accordingly, they are recorded in other current assets on our Consolidated Balance Sheets. We did not sell any of our remaining Angolan bonds in the year ended December 31, 2022.

Table of Contents/
We estimated the fair market value of the Angolan bonds to be $6.4 million as of December 31, 2022 and 2021, respectively, using quoted market prices. Since the market for the Angolan bonds is not an active market, the fair value of the Angolan bonds is classified within Level 2 in the fair value hierarchy under U.S. GAAP. As of December 31, 2022 and 2021, we had $0.1 million and $0.2 million, respectively, in unrealized gains, net of tax, related to these bonds as a component of accumulated other comprehensive loss in our Consolidated Balance Sheets.
Item 8.Financial Statements and Supplementary Data.
In this report, our consolidated financial statements and supplementary data appear following the signature page to this report and are incorporated into this item by reference.
Item 9.Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A.    Controls and Procedures.
Disclosure Controls and Procedures
In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2022 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.
Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Under the supervision and with the participation of our management, including our principal executive, financial and accounting officers, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). This evaluation included a review of the documentation surrounding our financial reporting controls, an evaluation of the design effectiveness of these controls, testing of the operating effectiveness of these controls and an evaluation of our overall control environment. Based on that evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2022.

Table of Contents/
Ernst & Young LLP, the independent registered public accounting firm that audited our financial statements, has audited our internal control over financial reporting, as stated in their report that follows.

Table of Contents/
Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Oceaneering International, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Oceaneering International, Inc. and subsidiaries internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Oceaneering International, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022, and 2021, and the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and our report dated February 24, 2023, expressed an unqualified opinion thereon.
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
February 24, 2023

Table of Contents/
Item 9B.    Other Information.
None.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.
Part III

Item 10.Directors, Executive Officers and Corporate Governance.
The information with respect to the directors and nominees for election to our Board of Directors is incorporated by reference from the section “Election of Directors” in our definitive proxy statement to be filed within 120 days of December 31, 2022, relating to our 2023 Annual Meeting of Shareholders.
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
Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by Item 12 concerning security ownership of management and certain beneficial owners is incorporated by reference from the section “Security Ownership of Management and Certain Beneficial Owners” in the proxy statement referred to in Item 10 above.
EQUITY COMPENSATION PLAN INFORMATION
The following presents equity compensation plan information as of December 31, 2022:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	2,535,807	N/A	2,437,737
Equity compensation plans not approved by security holders	—	N/A	—
Total	2,535,807	N/A	2,437,737

Table of Contents/
In the table above, the number of securities to be issued upon exercise of outstanding options, warrants and rights shown as of December 31, 2022 are restricted stock units and shares of restricted stock granted under our stockholder-approved incentive plans.
As of December 31, 2022, there were: (1) no shares of Oceaneering common stock under equity compensation plans not approved by security holders available for grant; and (2) 2,437,737 shares of Oceaneering common stock under equity compensation plans approved by security holders available for grant in the form of stock options, stock appreciation rights or stock awards. We have not granted any stock options since 2005 and the Compensation Committee of our Board of Directors has expressed its intention to refrain from using stock options as a component of employee compensation for our executive officers and other employees for the foreseeable future. Additionally, our Board of Directors has expressed its intention to refrain from using stock options as a component of nonemployee director compensation for the foreseeable future. For a description of the material features of our equity compensation arrangements, see the discussion under the caption “Incentive Plans” in Note 12—“Employee Benefit Plans” in the Notes to Consolidated Financial Statements included in this report.
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
3.    Exhibits:
Exhibit Index

			Registration or File Number	Form of Report	Report Date	Exhibit Number
*	3.01	Restated Certificate of Incorporation	1-10945	10-K	Dec. 2000	3.01
*	3.02	Certificate of Amendment to Restated Certificate of Incorporation	1-10945	8-K	May 2008	3.1
*	3.03	Certificate of Amendment to Restated Certificate of Incorporation	1-10945	8-K	May 2014	3.1
*	3.04	Amended and Restated Bylaws	1-10945	8-K	Aug. 2020	3.01
	4.01	Description of Common Stock
*	4.02	Specimen of Common Stock Certificate	1-10945	10-Q	Sep. 2018	4.3
*	4.03	Indenture dated, November 21, 2014, between Oceaneering International, Inc. and Wells Fargo Bank, National Association, as Trustee, relating to senior debt securities of Oceaneering International, Inc.	1-10945	8-K	Nov. 2014	4.1
*	4.04	First Supplemental Indenture, dated November 21, 2014, between Oceaneering International, Inc. and Wells Fargo Bank, National Association, as Trustee, providing for the issuance of Oceaneering International, Inc.’s 4.650% Senior Notes due 2024 (including Form of Notes)	1-10945	8-K	Nov. 2014	4.2
*	4.05	Second Supplemental Indenture, dated February 6, 2018, between Oceaneering International, Inc. and Wells Fargo Bank, National Association, as Trustee, providing for the issuance of Oceaneering International, Inc.'s 6.000% Senior Notes due 2028 (including Form of Notes)	1-10945	8-K	Feb. 2018	4.2
We and certain of our consolidated subsidiaries are parties to debt instruments under which the total amount of securities authorized does not exceed 10% of our total consolidated assets. Pursuant to paragraph 4(iii)(A) of Item 601(b) of Regulation S-K, we agree to furnish a copy of those instruments to the Securities and Exchange Commission on request.

Table of Contents/

*	10.01	+	Amended and Restated Service Agreement dated as of December 21, 2006 between Oceaneering and John R. Huff	1-10945	8-K	Dec. 2006	10.1
*	10.02	+	Modification to Service Agreement dated as of December 21, 2006 between Oceaneering and John R. Huff	1-10945	8-K	Dec. 2008	10.9
*	10.03	+	Trust Agreement dated as of May 12, 2006 between Oceaneering and United Trust Company, National Association (the “Huff Trust Agreement”)	1-10945	8-K	May 2006	10.2
*	10.04	+	First Amendment to Huff Trust Agreement dated as of May 12, 2006 between Oceaneering International, Inc. and Bank of America National Association, as successor trustee	1-10945	8-K	Dec. 2008	10.10
*	10.05	+	Second Amendment to Huff Trust Agreement dated as of May 12, 2006 between Oceaneering International, Inc. and Evercore Trust Company, National Association, as successor trustee	1-10945	10-K	Dec. 2018	10.33
*	10.06	+	Third Amendment to Huff Trust Agreement dated as of May 12, 2006 between Oceaneering International, Inc. and Newport Trust Company, as successor trustee	1-10945	10-K	Dec. 2018	10.34
*	10.07	+	Oceaneering International, Inc. Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2009	1-10945	8-K	Dec. 2008	10.5
*	10.08	+	Amended and Restated Oceaneering International, Inc. Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2000 (for Internal Revenue Code Section 409A-grandfathered benefits)	1-10945	8-K	Dec. 2008	10.6
*	10.09	+	Form of Change-of-Control Agreement and Annex for Roderick A. Larson	1-10945	8-K	Aug. 2015	10.3
*	10.10	+	Form of Change-of-Control Agreement	1-10945	8-K	May 2011	10.5
*	10.11	+	Form of Indemnification Agreement	1-10945	8-K	May 2011	10.4
*	10.12	+	Second Amended and Restated 2010 Incentive Plan	1-10945	DEF 14A	Mar. 2017	Appendix A
*	10.13	+	Oceaneering International, Inc. Retirement Investment Plan, amended and restated with effective January 1, 2019	1-10945	10-K	Dec. 2018	10.31
*	10.14	+	Amendment No. 1 to Amended and Restated Oceaneering International, Inc. Retirement Investment Plan	1-10945	10-K	Dec. 2020	10.18
*	10.15	+	Amendment No. 2 to Amended and Restated Oceaneering International, Inc. Retirement Investment Plan	1-10945	10-K	Dec. 2020	10.19
*	10.16	+	Amendment No. 3 to Amended and Restated Oceaneering International, Inc. Retirement Investment Plan	1-10945	10-Q	Jun. 2021	10.01
*	10.17	+	Oceaneering Retirement Investment Plan Trust Agreement with Fidelity Management Trust Company effective January 1, 2019	1-10945	10-K	Dec. 2018	10.35
*	10.18	+	Change of Control Plan and Form of Participation Agreement	1-10945	10-K	Dec. 2018	10.32
*	10.19		Credit Agreement, dated as of April 8, 2022, among Oceaneering International, Inc., as borrower, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent.	1-10945	8-K	Apr. 2022	10.1
*	10.20	+	Form of 2020 Performance Unit Agreement	1-10945	8-K	Feb. 2020	10.1
*	10.21	+	Form of 2020 Restricted Stock Unit Agreement	1-10945	8-K	Feb. 2020	10.2
*	10.22	+	Form of 2021 Performance Unit Agreement	1-10945	8-K	Feb. 2021	10.1

Table of Contents/

*	10.23 +	Form of 2021 Restricted Stock Unit Agreement	1-10945	8-K	Feb. 2021	10.2
*	10.24 +	Form of 2022 Restricted Stock Unit Agreement	1-10945	8-K	Mar. 2022	10.1
*	10.25 +	Form of 2022 Performance Unit Agreement	1-10945	8-K	Mar. 2022	10.2
*	10.26 +	Form of 2022 Nonemployee Director Restricted Stock Agreement	1-10945	8-K	Mar. 2022	10.3
*	10.27 +	2022 Annual Cash Bonus Award Program Summary	1-10945	8-K	Mar. 2022	10.4
*	10.28 +	2020 Incentive Plan	333-238325	S-8	May 2020	4.06
	21.01	Subsidiaries of Oceaneering
	23.01	Consent of Independent Registered Public Accounting Firm
	31.01	Rule 13a – 14(a)/15d – 14(a) certification of principal executive officer
	31.02	Rule 13a – 14(a)/15d – 14(a) certification of principal financial officer
	32.01	Section 1350 certification of principal executive officer
	32.02	Section 1350 certification of principal financial officer
	101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
	101.SCH	Inline XBRL Taxonomy Extension Schema Document
	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
	101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
	104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

	*	Exhibit previously filed with the Securities and Exchange Commission, as indicated, and incorporated herein by reference.
	+	Management contract or compensatory plan or arrangement.

Item 16.    Form 10-K Summary.
Oceaneering has elected not to include a summary of this report.

Table of Contents/
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OCEANEERING INTERNATIONAL, INC.

Date:	February 24, 2023	By:	/S/ RODERICK A. LARSON
Roderick A. Larson
President and Chief Executive Officer and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/S/ RODERICK A. LARSON	President and Chief Executive Officer and Director	February 24, 2023
Roderick A. Larson	(Principal Executive Officer)

/S/ ALAN R. CURTIS	Senior Vice President and Chief Financial Officer	February 24, 2023
Alan R. Curtis	(Principal Financial Officer)

/S/ WITLAND J. LEBLANC, JR.	Vice President and Chief Accounting Officer	February 24, 2023
Witland J. LeBlanc, Jr.	(Principal Accounting Officer)

/S/ T. JAY COLLINS	Chairman of the Board	February 24, 2023
T. Jay Collins

/S/ KAREN H. BEACHY	Director	February 24, 2023
Karen H. Beachy

/S/ WILLIAM B. BERRY	Director	February 24, 2023
William B. Berry

/S/ DEANNA L. GOODWIN	Director	February 24, 2023
Deanna L. Goodwin

/S/ M. KEVIN MCEVOY	Director	February 24, 2023
M. Kevin McEvoy

/S/ PAUL B. MURPHY, JR.	Director	February 24, 2023
Paul B. Murphy, Jr.

/S/ JON ERIK REINHARDSEN	Director	February 24, 2023
Jon Erik Reinhardsen

/S/ STEVEN A. WEBSTER	Director	February 24, 2023
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

Table of Contents/
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Oceaneering International, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Oceaneering International, Inc. and subsidiaries (the Company) as of December 31, 2022, and 2021, the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 24, 2023, expressed an unqualified opinion thereon.
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

Table of Contents/
Revenues recognized over-time utilizing cost to cost inputs

Description of the Matter
For the year ended December 31, 2022, the Company recognized 15% of its revenues utilizing the cost-to-cost input method. As discussed in Note 3 of the financial statements, the Company generally recognizes estimated contract revenue based on costs incurred to date as a percentage of total estimated costs.
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
Houston, Texas
February 24, 2023

Table of Contents/
OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except share data)	2022	2021
ASSETS
Current Assets:
Cash and cash equivalents	$568,745	$538,114
Accounts receivable, net of allowances for doubtful accounts of $2,333 and $1,210	296,554	262,960
Contract assets	184,847	164,847
Inventory, net	184,375	153,682
Other current assets	62,539	68,400
Total Current Assets	1,297,060	1,188,003
Property and equipment, at cost	2,435,840	2,452,421
Less accumulated depreciation	1,997,391	1,962,825
Net property and equipment	438,449	489,596
Other Assets:
Goodwill	34,339	34,908
Other noncurrent assets	122,224	104,255
Right-of-use operating lease assets	139,611	146,097
Total other assets	296,174	285,260
Total Assets	$2,031,683	$1,962,859
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$148,018	$122,327
Accrued liabilities	307,446	290,659
Contract liabilities	112,950	88,175
Total current liabilities	568,414	501,161
Long-term debt	700,973	702,067
Long-term operating lease liabilities	151,842	158,503
Other long-term liabilities	84,650	90,104
Commitments and contingencies
Equity:
Common Stock, par value $0.25 per share; 360,000,000 shares authorized; 110,834,088 shares issued	27,709	27,709
Additional paid-in capital	155,858	173,608
Treasury stock; 10,574,563 and 11,033,098 shares, at cost	(605,553)	(631,811)
Retained earnings	1,327,854	1,301,913
Accumulated other comprehensive loss	(386,127)	(366,458)
Oceaneering shareholders' equity	519,741	504,961
Noncontrolling interest	6,063	6,063
Total equity	525,804	511,024
Total Liabilities and Equity	$2,031,683	$1,962,859

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Table of Contents/
OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in thousands, except per share data)	2022	2021	2020
Revenue	$2,066,084	$1,869,275	$1,827,889
Cost of services and products	1,758,707	1,605,210	1,663,948
Gross margin	307,377	264,065	163,941
Selling, general and administrative expense	196,514	224,266	195,695
Long-lived assets impairments	—	—	70,445
Goodwill impairment	—	—	343,880
Income (loss) from operations	110,863	39,799	(446,079)
Interest income	5,708	2,477	3,083
Interest expense, net of amounts capitalized	(38,215)	(38,810)	(43,900)
Equity earnings (losses) of unconsolidated affiliates	1,707	594	2,268
Other income (expense), net	(1,011)	(9,769)	(14,269)
Income (loss) before income taxes	79,052	(5,709)	(498,897)
Provision (benefit) for income taxes	53,111	43,598	(2,146)
Net Income (Loss)	$25,941	$(49,307)	$(496,751)

Weighted average shares outstanding
Basic	100,185	99,706	99,233
Diluted	101,447	99,706	99,233
Earnings (loss) per share
Basic	$0.26	$(0.49)	$(5.01)
Diluted	$0.26	$(0.49)	$(5.01)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Table of Contents/
OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
(in thousands)	2022	2021	2020
Net income (loss)	$25,941	$(49,307)	$(496,751)
Other comprehensive income (loss), net of tax:
Foreign currency translation	(19,622)	(7,339)	(25,209)
Change in unrealized gains for available-for-sale debt securities (1)	(47)	187	—
Total other comprehensive income (loss)	(19,669)	(7,152)	(25,209)
Comprehensive income (loss)	$6,272	$(56,459)	$(521,960)

(1)	There is no net income tax expense or benefit associated with the years ended December 31, 2022 and 2021 due to a valuation allowance offset.

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Table of Contents/
OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2022	2021	2020
Cash Flows from Operating Activities:
Net income (loss)	$25,941	$(49,307)	$(496,751)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including goodwill impairment	120,969	139,723	528,895
Loss on impairment of long-lived assets	—	—	70,445
Provision for Evergrande loss, net	—	29,549	—
Deferred income tax provision (benefit)	829	(1,798)	(4,158)
Inventory write-downs	—	—	7,038
Net loss (gain) on sales of property and equipment and other	(1,083)	769	1,521
Noncash compensation	10,370	11,008	8,681
Noncash impact of lease accounting	(1,574)	(4,302)	(4,035)
Excluding the effects of acquisitions, increase (decrease) in cash from:
Accounts receivable and contract assets	(50,732)	41,099	125,541
Inventory	(30,692)	7,313	26,466
Proceeds from interest rate swaps	—	—	12,840
Other operating assets	(15,104)	(14,498)	3,638
Currency translation effect on working capital, excluding cash	417	6	8,927
Current liabilities	67,253	63,051	(138,932)
Other operating liabilities	(5,711)	2,701	(13,469)
Total adjustments to net income (loss)	94,942	274,621	633,398
Net Cash Provided by Operating Activities	120,883	225,314	136,647
Cash Flows from Investing Activities:
Purchases of property and equipment	(81,043)	(50,199)	(60,687)
Proceeds from redemption of investments in Angolan bonds	—	4,486	—
Distributions of capital from unconsolidated affiliates	705	3,298	6,207
Proceeds from sale of property and equipment	6,473	7,101	1,890
Other investing activities	(3,000)	1,157	—
Net Cash Used in Investing Activities	(76,865)	(34,157)	(52,590)
Cash Flows from Financing Activities:
Repurchase of 2024 Senior Notes	—	(100,000)	—
Other financing activities	(1,862)	(1,682)	(1,699)
Net Cash Used in Financing Activities	(1,862)	(101,682)	(1,699)
Effect of exchange rates on cash	(11,525)	(3,377)	(3,997)
Net Increase (Decrease) in Cash and Cash Equivalents	30,631	86,098	78,361
Cash and Cash Equivalents—Beginning of Period	538,114	452,016	373,655
Cash and Cash Equivalents—End of Period	$568,745	$538,114	$452,016

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Table of Contents/
OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss) Translation Adjustments	Oceaneering Shareholders' Equity	Noncontrolling Interest	Total Equity
(in thousands)
Balance, December 31, 2019	$27,709	$207,130	$(681,640)	$1,850,244	$(334,097)	$1,069,346	$6,063	$1,075,409
Cumulative effect of adopting ASC 326	—	—	—	(2,273)	—	(2,273)	—	(2,273)
Net income (loss)	—	—	—	(496,751)	—	(496,751)	—	(496,751)
Other comprehensive income (loss)	—	—	—	—	(25,209)	(25,209)	—	(25,209)
Restricted stock unit activity	—	(8,646)	15,627	—	—	6,981	—	6,981
Restricted stock activity	—	(5,992)	5,992	—	—	—	—	—
Balance, December 31, 2020	27,709	192,492	(660,021)	1,351,220	(359,306)	552,094	6,063	558,157
Net income (loss)	—	—	—	(49,307)	—	(49,307)	—	(49,307)
Other comprehensive income (loss)	—	—	—	—	(7,152)	(7,152)	—	(7,152)
Restricted stock unit activity	—	(8,445)	17,771	—	—	9,326	—	9,326
Restricted stock activity	—	(10,439)	10,439	—	—	—	—	—
Balance, December 31, 2021	27,709	173,608	(631,811)	1,301,913	(366,458)	504,961	6,063	511,024
Net income (loss)	—	—	—	25,941	—	25,941	—	25,941
Other comprehensive income (loss)	—	—	—	—	(19,669)	(19,669)	—	(19,669)
Restricted stock unit activity	—	(11,284)	19,792	—	—	8,508	—	8,508
Restricted stock activity	—	(6,466)	6,466	—	—	—	—	—
Balance, December 31, 2022	$27,709	$155,858	$(605,553)	$1,327,854	$(386,127)	$519,741	$6,063	$525,804

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Table of Contents/
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.SUMMARY OF MAJOR ACCOUNTING POLICIES
Principles of Consolidation. The consolidated financial statements include the accounts of Oceaneering International, Inc. (“Oceaneering,” “we,” “us” or “our”) and our more than 50% owned and controlled subsidiaries. We also consolidate entities that are determined to be variable interest entities if we determine that we are the primary beneficiary; otherwise, we account for those entities using the equity method of accounting. We use the equity method to account for our investments in unconsolidated affiliated companies of which we own an equity interest of between 20% and 50% and as to which we have significant influence, but not control, over operations. We use the cost method for all other long-term investments. Investments in entities that we do not consolidate are reflected on our balance sheet in other non-current assets. All significant intercompany accounts and transactions have been eliminated.
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
Allowance for Credit Losses—Financial Assets Measured at Amortized Costs. We identify allowances for credit losses based on future expected losses when accounts receivable, contract assets or held-to-maturity loan receivables are created rather than when losses are probable.
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
We consider macroeconomic conditions when assessing our credit risk exposure including any impacts from the COVID-19 pandemic and new variants thereof, the Russia-Ukraine conflict and volatility in the oil and natural gas markets and the effects thereof on our customers and various counterparties. We have determined the impacts to our credit loss expense are de minimis for the years ended December 31, 2022, 2021 and 2020.
On January 1, 2020, we adopted Accounting Standard Update (“ASU”) No. 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” as amended (“ASC 326”) using the modified retrospective method. As a result of the adoption of ASC 326, we recorded a cumulative-effect adjustment of $2.3 million as of January 1, 2020, which decreased retained earnings and increased the allowance for credit losses. As of December 31, 2022, our allowance for credit losses was $2.0 million for accounts receivable and $0.3 million for other receivables. As of December 31, 2021, our allowance for credit losses was $0.9 million for accounts receivable and $0.3 million for other receivables.
Financial assets are written off when deemed uncollectible and there is no reasonable expectation of recovering the contractual cash flows. During the years ended December 31, 2022, 2021 and 2020, we recognized credit losses of $0.4 million, $53 million and $11 million, respectively, of which approximately 100%, 100% and 50%, respectively, had been previously reserved. The 2021 credit losses included a reserve of $49 million in receivables and contract assets partially offset by the reclassification of $20 million of contract assets into salable inventory related to termination of a number of entertainment ride systems contracts with the China Evergrande Group and its affiliated

Table of Contents/
companies (collectively, “Evergrande”) in our Manufactured Products segment. See Note 10—”Commitments and Contingencies” for discussion regarding Evergrande.
We have elected to apply the practical expedient available under ASC 326 to exclude the accrued interest receivable balance that is included in our held-to-maturity loans receivable. The amounts excluded as of December 31, 2022 and 2021 were $0.8 million and $1.2 million, respectively.
Accounts receivable are considered to be past-due after the end of the contractual terms agreed to with the customer. There were no material past-due amounts that we consider uncollectible for our financial assets as of December 31, 2022. We generally do not require collateral from our customers.
Inventory. Inventory is valued at the lower of cost or net realizable value. We determine cost using the weighted-average method. We periodically review the value of items in inventory and record write-downs or write-offs of inventory based on our assessment of market conditions. Write-downs and write-offs are charged to cost of services and products. We did not record any write-downs or write-offs of inventory in the years ended December 31, 2022 and 2021, as compared to $7.0 million of write-downs and write-offs in the year ended December 31, 2020.
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
We capitalize interest on assets where the construction period is anticipated to be more than three months. We did not capitalize interest in 2022, 2021 or 2020. We do not allocate general administrative costs to capital projects.
Long-lived intangible assets, primarily acquired in connection with business combinations, include trade names, intellectual property and customer relationships.
Our management periodically, and upon the occurrence of a triggering event, reviews the realizability of our property and equipment, long-lived intangible assets and right-of-use operating lease assets to determine whether any events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable. For long-lived assets to be held and used, we base our evaluation on impairment indicators such as the nature of the assets, the future economic benefits of the assets, any historical or future profitability measurements and other external market conditions or factors that may be present. If such impairment indicators are present or other factors exist that indicate that the carrying amount of an asset may not be recoverable, we determine whether an impairment has occurred through the use of an undiscounted cash flow analysis of the asset at the lowest level for which identifiable cash flows exist. If an impairment has occurred, we recognize a loss for the difference between the carrying amount and the fair value of the asset. We did not identify indicators of impairment for property and equipment, long-lived intangible assets or right-of-use operating lease assets for the years ended December 31, 2022 and 2021. For information regarding write-downs and write-offs of property and equipment, long-lived intangible assets and right-of-use operating lease assets in the year ended December 31, 2020, see Note 5—“Impairments” and Note 11—“Operations by Business Segment and Geographic Area.”
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
In our annual evaluation of goodwill, we perform a qualitative or quantitative impairment test. Under the qualitative approach, if we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we are required to perform the quantitative analysis to determine the fair value for the reporting unit. We then compare the fair value of the reporting unit with its carrying amount and recognize an impairment loss for the amount by which the carrying amount exceeds the fair value of the reporting unit. The loss recognized should not

Table of Contents/
exceed the total amount of goodwill allocated to the reporting unit. We also consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. We did not identify any indicators of impairment for goodwill for the years ended December 31, 2022 and 2021. For information regarding impairments of goodwill in the year ended December 31, 2020, see Note 5—“Impairments” and Note 11—“Operations by Business Segment and Geographic Area.”
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
We account for significant fixed-price contracts, mainly relating to our Manufactured Products segment, and to a lesser extent in our Offshore Projects Group (“OPG”) and Aerospace and Defense Technologies (“ADTech”) segments, by recognizing revenue over time using the cost-to-cost input method. In 2022, 2021 and 2020, we accounted for 15%, 16% and 24%, respectively, of our revenue using the cost-to-cost input method to measure progress toward satisfying the related performance obligations on our contracts. The remainder of our revenue is recognized at the point in time when control transfers to the customer, thus satisfying the performance obligation.
We have elected to recognize the cost for freight and shipping as an expense when incurred. Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, and that are collected by us from customers, are excluded from revenue.
We apply judgment in the determination and allocation of transaction price to performance obligations, and the subsequent recognition of revenue, based on the facts and circumstances of each contract. We routinely review estimates related to our contracts and, when required, reflect revisions to profitability in earnings immediately. If an element of variable consideration has the potential for a significant future reversal of revenue, we will constrain that variable consideration to a level intended to remove the potential future reversal. If a current estimate of total contract cost indicates an ultimate loss on a contract, we recognize the projected loss in full when we determine it. During the year ended December 31, 2022, we recognized a projected loss of $5.2 million for contracts in our Manufactured Products segment. During the year ended December 31, 2021, we recognized a projected loss of $3.6 million for a contract in our Subsea Robotics segment. We did not have any material adjustments to earnings as a result of revisions to contract estimates during the year ended December 31, 2020. There could be significant adjustments to overall contract costs in the future, due to changes in facts and circumstances.
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
See Note 4—“Leases” for more information on our operating leases and Note 5—“Impairments” for more information on determination of impairment indicators for our long-lived intangible assets.
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
We have elected to account for U.S. federal income tax on global intangible low‑taxed income (“GILTI”) as a current period expense when incurred.
For more information on income taxes, see Note 7—“Income Taxes.”
Foreign Currency Translation. The functional currency for most of our foreign subsidiaries is the applicable local currency. Results of operations for foreign subsidiaries with functional currencies other than the U.S. dollar are translated into U.S. dollars using average exchange rates during the period. Assets and liabilities of these foreign subsidiaries are translated into U.S. dollars using the exchange rates in effect as of the balance sheet date, and the resulting translation adjustments are recognized, net of tax, in accumulated other comprehensive income (loss) as a component of shareholders' equity. All foreign currency transaction gains and losses are recognized currently in the Consolidated Statements of Operations. We recorded less than $(0.1) million, $(8.4) million and $(14) million of foreign currency transaction gains (losses) in the years ended December 31, 2022, 2021 and 2020, respectively. Those amounts are included as a component of other income (expense), net in our Consolidated Statement of Operations.
Earnings (Loss) per Share. For each year presented, the only difference between our annual calculated weighted average basic and diluted number of shares outstanding is the effect of outstanding restricted stock units.

Table of Contents/
Repurchase Plan. In December 2014, our Board of Directors approved a plan to repurchase up to 10 million shares of our common stock. In 2015, we repurchased 2.0 million shares of our common stock for $100 million. We have not repurchased any shares under this program since December 2015. The timing and amount of any future repurchases will be determined by our management. As of December 31, 2022, we retained 11 million of the shares we had repurchased through this and a prior repurchase program. We expect to hold the shares repurchased and any additional shares repurchased under the plan as treasury stock for possible future use. The plan does not obligate us to repurchase any particular number of shares. We account for the shares we hold in treasury under the cost method, at average cost.
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
2. ACCOUNTING STANDARDS UPDATE
Recently Adopted Accounting Standards. In March 2020, the Financial Accounting Standards Board issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”), which provides temporary optional expedients and exceptions to existing guidance on applying contract modifications and hedge accounting to facilitate the market transition from existing reference rates, such as the London Interbank Offered Rate (“LIBOR”), which is scheduled to be phased out in June 2023, to alternate rates such as the Secured Overnight Financing Rate (“SOFR”). This ASU was effective upon issuance and could be applied prospectively through December 31, 2022. Our prior five-year revolving credit facility, which has been replaced, referenced LIBOR-based rates. We applied this guidance in connection with our entry into a new senior secured revolving credit agreement in April 2022, which references SOFR rates. See Note 6—”Debt” for information on the retirement of our prior revolving credit facility and entry into our senior secured revolving credit agreement in April 2022. Our adoption of ASU 2020-04 beginning in April 2022 did not have a material impact on our consolidated financial statements.
3. REVENUE
Revenue by Category
The following table presents revenue disaggregated by business segment, geographical region, and timing of transfer of goods or services.

	Year Ended December 31,
(in thousands)	2022	2021	2020
Business Segment:
Energy
Subsea Robotics	$621,921	$538,515	$493,332
Manufactured Products	382,361	344,251	477,419
Offshore Projects Group	489,317	378,121	289,127
Integrity Management & Digital Solutions	229,884	241,393	226,938
Total Energy	1,723,483	1,502,280	1,486,816
Aerospace and Defense Technologies	342,601	366,995	341,073
Total	$2,066,084	$1,869,275	$1,827,889

	Year Ended December 31,
(in thousands)	2022	2021	2020
Geographic Operating Areas:
Foreign:
Africa	$286,687	$273,095	$198,505
Asia and Australia	206,564	184,659	149,798
Norway	180,186	214,306	202,379
United Kingdom	177,234	181,453	241,168
Brazil	139,859	111,198	84,636
Other	96,742	93,021	90,541
Total Foreign	1,087,272	1,057,732	967,027
United States	978,812	811,543	860,862
Total	$2,066,084	$1,869,275	$1,827,889

	Year Ended December 31,
(in thousands)	2022	2021	2020
Timing of Transfer of Goods or Services:
Revenue recognized over time	$1,929,031	$1,747,585	$1,702,232
Revenue recognized at a point in time	137,053	121,690	125,657
Total	$2,066,084	$1,869,275	$1,827,889
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
The following table provides information about contract assets and contract liabilities from contracts with customers.

	Year Ended December 31,
(in thousands)	2022	2021
Total contract assets, beginning of period	$164,847	$221,997
Revenue accrued	1,984,385	1,825,487
Write-off of Evergrande contract assets	—	(38,032)
Amounts billed	(1,964,385)	(1,844,605)
Total contract assets, end of period	$184,847	$164,847

Total contract liabilities, beginning of period	$88,175	$50,046
Deferrals of milestone payments	104,649	81,942
Recognition of revenue for goods and services	(79,874)	(43,813)
Total contract liabilities, end of period	$112,950	$88,175

Performance Obligations
As of December 31, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations that were unsatisfied (or partially unsatisfied) was $267 million. In arriving at this value, we have used two expedients available to us and are not disclosing amounts in relation to performance obligations: (1) that are part of contracts with an original expected duration of one year or less; or (2) on contracts where we recognize revenue in line with the billing. Of this amount, we expect to recognize revenue of $165 million over the next 12 months, and we expect to recognize substantially all of the remaining balance of $102 million within the next 24 months. During the year ended December 31, 2021, we wrote off $38 million in contract assets in our Manufactured Products segment related to termination of a number of entertainment ride systems contracts with Evergrande. See Note 10—”Commitments and Contingencies” for discussion regarding our contract assets due from this customer.
Due to the nature of our service contracts in our Subsea Robotics, OPG, Integrity Management & Digital Solutions (“IMDS”) and ADTech segments, the majority of our contracts either have initial contract terms of one year or less or have customer option cancellation clauses that lead us to consider the original expected duration of one year or less.
In our Manufactured Products and ADTech segments, we have long-term contracts that extend beyond one year, and these make up the majority of the performance obligations balance reported as of December 31, 2022. We also have shorter-term product contracts with an expected original duration of one year or less that have been excluded.
Where appropriate, we have made estimates within the transaction price of elements of variable consideration within the contracts and constrained those amounts to a level where we consider it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. The amount of revenue recognized in the years ended December 31, 2022 and 2021 that was associated with performance obligations completed or partially completed in prior periods was not significant.
As of December 31, 2022, there were no significant outstanding liability balances for refunds or returns due to the nature of our contracts and the services and products we provide. Our warranties are limited to assurance warranties that are of a standard length and are not considered to be material rights. The majority of our contracts consist of a single performance obligation. When there are multiple obligations, we look for observable evidence of stand-alone selling prices on which to base the allocation. This involves judgment as to the appropriateness of the observable evidence relating to the facts and circumstances of the contract. If we do not have observable evidence, we estimate stand-alone selling prices by taking a cost-plus-margin approach, using typical margins from the type of product or service, customer and regional geography involved.
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
Costs to fulfill a contract primarily consist of certain mobilization costs incurred to provide services or products to our customers. These costs are deferred and amortized over the period of contract performance. The closing balance of costs to fulfill a contract was $10.4 million and $7.8 million as of December 31, 2022 and 2021, respectively. For the years ended December 31, 2022, 2021 and 2020, we recorded amortization expense of $5.6 million, $4.5 million and $6.6 million, respectively. No impairment costs were recognized.
4. LEASES
Supplemental information about our operating leases follows:

	December 31,
(in thousands)	2022	2021
Assets:
Right-of-use operating lease assets	$139,611	$146,097

Liabilities:
Current	$19,580	$18,781
Noncurrent	151,842	158,503
Lease liabilities	$171,422	$177,284

	December 31,
	2022	2021
Lease Term and Discount Rate:
Weighted-average remaining lease term (years)	9	10

Weighted-average discount rate	5.8%	5.9%
No impairments of right-of-use operating leases were recorded in the years ended December 31, 2022 and 2021. During the first quarter of 2020, we determined there were impairment indicators present for reporting units in our Subsea Products and Advanced Technologies segments and, as a result, we recorded a pre-tax right-of-use operating lease impairments of $17 million. See Note 5—“Impairments” for more information on determination of impairment indicators for our right-of-use assets.
Operating lease cost reflects the lease expense resulting from amortization over the respective lease terms of our operating leases with initial lease terms greater than 12 months. Our short-term lease cost consists of expense for our operating leases with initial lease terms of 12 months or less that are not recorded on our balance sheet. The components of lease cost are as follows:

		Year ended December 31,
(in thousands)		2022	2021
Lease Cost:
Operating lease cost	Operating lease cost	$34,467	$34,406
Short-term lease cost	Short-term lease cost	101,048	78,835
Total Lease Cost		$135,515	$113,241
As of December 31, 2022, future maturities of lease liabilities for our operating leases with an initial lease term of more than 12 months were as follows:

Maturities of Lease Liabilities
(in thousands)
For the year ended December 31,
2023	$28,967
2024	24,949
2025	24,239
2026	25,058
2027	23,773
Thereafter	96,755
Total lease payments	223,741
Less: Interest	(52,319)
Present Value of Lease Liabilities	$171,422

5. IMPAIRMENTS
Goodwill
We did not identify any triggering events and, accordingly, no impairments of goodwill were recorded in the years ended December 31, 2022 and 2021. In our 2020 annual goodwill evaluation, we performed qualitative assessments for our two reporting units, Subsea Robotics and ADTech, with remaining goodwill balances. We concluded that it was more likely than not that the fair value of each of these reporting units was more than the carrying value of the reporting unit.
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
Property and Equipment and Intangible Assets
We did not identify any triggering events and, accordingly, no impairments of long-lived assets were recorded in the years ended December 31, 2022 and 2021.
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

6. SELECTED BALANCE SHEET INFORMATION
The following is information regarding selected balance sheet accounts:

	December 31,
(in thousands)	2022	2021
Inventory, net:
Remotely operated vehicle parts and components	$81,701	$72,572
Other inventory, primarily raw materials	102,674	81,110
Total	$184,375	$153,682

Other current assets:
Prepaid expenses	$56,170	$61,984
Angolan bonds	6,369	6,416
Total	$62,539	$68,400

Other noncurrent assets:
Cash surrender value of life insurance policies	$33,012	$41,922
Investment in unconsolidated affiliates	30,049	30,502
Income tax receivable	20,170	—
Intangible assets, net	11,517	12,641
Other	27,476	19,190
Total	$122,224	$104,255

Accrued liabilities:
Payroll and related costs	$122,380	$134,538
Accrued job costs	57,310	49,032
Income taxes payable	44,966	35,826
Current operating lease liability	19,580	18,781
Accrued interest	10,180	9,937
Other	53,030	42,545
Total	$307,446	$290,659

Other long-term liabilities:
Supplemental Executive Retirement Plan	$29,635	$35,195
Uncertain tax positions	10,869	14,830
Long-Term Incentive Plan	14,479	11,996
Deferred income taxes	2,228	1,375
Other	27,439	26,708
Total	$84,650	$90,104

7. INCOME TAXES
The components of income (loss) before income taxes are as follows:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Domestic	$(50,396)	$(125,010)	$(306,354)
Foreign	129,448	119,301	(192,543)
Income (loss) before income taxes	$79,052	$(5,709)	$(498,897)
The components of the income tax provision (benefit) applicable for domestic and foreign taxes and cash taxes paid are as follows:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Current income tax expense (benefit):
Domestic	$3,241	$974	$(32,743)
Foreign	49,041	44,422	34,755
Total current income tax expense (benefit)	52,282	45,396	2,012
Deferred income tax expense (benefit):
Domestic	633	(328)	(9,192)
Foreign	196	(1,470)	5,034
Total deferred income tax expense (benefit)	829	(1,798)	(4,158)
Total income tax expense (benefit)	$53,111	$43,598	$(2,146)
Cash taxes paid, net	$44,959	$29,204	$26,264
The reconciliation between the actual income tax provision and income tax computed using the U.S. statutory federal income tax rate is summarized as follows:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Income tax provision (benefit) at the U.S. statutory rate	$16,645	$(1,199)	$(104,769)
Base erosion and anti-abuse tax	2,369	—	—
CARES Act	—	—	(4,681)
Permanent differences for goodwill impairments	—	—	50,435
Valuation allowances	11,078	33,068	46,650
Foreign tax rate differential	14,505	8,619	6,088
Foreign income inclusion	12,304	3,141	(2,079)
Stock compensation	137	542	1,032
Excess compensation	1,083	1,301	2,268
Uncertain tax positions	(704)	158	(5,939)
General business credits	(1,952)	(2,452)	(2,558)
Other items, net	(2,354)	420	11,407
Total provision (benefit) for income taxes	$53,111	$43,598	$(2,146)

Significant components of net deferred tax assets and liabilities were as follows:

	December 31,
(in thousands)	2022	2021
Deferred tax assets:
Deferred compensation	$19,344	$17,169
Deferred income	3,478	7,604
Accrued expenses	23,434	23,555
Net operating loss and other carryforwards	540,443	551,724
Long-term operating lease liabilities	32,846	34,728
Goodwill and intangibles	34,362	19,623
Interest	35,638	31,898
Other	24,651	27,667
Gross deferred tax assets	714,196	713,968
Valuation allowances	(684,786)	(679,242)
Total deferred tax assets	$29,410	$34,726
Deferred tax liabilities:
Property and equipment	$5,611	$7,185
Basis difference in equity investments	879	1,948
Right-of-use operating lease assets	25,148	26,968
Total deferred tax liabilities	$31,638	$36,101
Net deferred income tax liability	$2,228	$1,375
Our net deferred tax liability is reflected within our balance sheet as follows:

	December 31,
(in thousands)	2022	2021
Deferred tax liabilities included in other long-term liabilities	$2,228	$1,375
Net deferred income tax liability	$2,228	$1,375
As of December 31, 2022, we had approximately $496 million of deferred tax assets related to net operating and other loss carryforwards that were generated in various worldwide jurisdictions. The carryforwards include $185 million that do not expire and $311 million that will expire from 2023 through 2042. We have recorded a total valuation allowance of $685 million on net operating loss and tax credit carryforwards, as well as other deferred tax assets, as we believe that it is more likely than not that these deferred tax assets will not be realized. We recorded an additional valuation allowance of $6.0 million and $87 million in 2022 and 2021, respectively.
On March 27, 2020, the U.S. Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") was signed into law in the United States. In accordance with the rules and procedures under the CARES Act, we filed certain refund claim to carry back a portion of our U.S. net operating loss. Prior to enactment of the CARES Act, such net operating losses could only be carried forward. As a result, we expected to receive combined refunds of approximately $33 million, of which we have previously received $10 million as of December 31, 2022. During the third quarter of 2022, we reached an agreement in principle to settle our 2014 U.S. tax return audit, which reduces the outstanding refunds by approximately $3.0 million. The remaining refunds of approximately $20 million are classified as other noncurrent assets in the consolidated balance sheet as of December 31, 2022. While the exact timing for the receipt of these refunds remains uncertain, we do not anticipate receiving any portion of these refunds in 2023. In 2020, we also realized a non-cash tax benefit of $8.4 million due to the carryback provision of the CARES Act recognized as a reduction in long-term liabilities.
We continue to make an assertion to indefinitely reinvest the unrepatriated earnings of any foreign subsidiary that would incur material tax consequences upon the distribution of such earnings. As of December 31, 2022, we did not provide for deferred taxes on earnings of our foreign subsidiaries that are indefinitely reinvested. If we were to make a distribution from the unremitted earnings of these subsidiaries, we could be subject to taxes in various jurisdictions. However, it is not practical to estimate the amount of tax that could ultimately be due if such earnings were remitted. If our expectations were to change regarding future tax consequences, we may be required to record additional deferred taxes that could have a material effect on our consolidated financial statements.

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
A reconciliation of the beginning and ending amount of gross uncertain tax positions, excluding penalties and interest, is as follows:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Balance at beginning of year	$17,367	$20,086	$16,911
Additions based on tax positions related to the current year	269	1,934	2,229
Reductions for expiration of statutes of limitations	(520)	(784)	(628)
Additions based on tax positions related to prior years	1,103	2,011	1,830
Reductions based on tax positions related to prior years	(2,171)	(2,818)	(68)
Settlements	(202)	(3,062)	(188)
Balance at end of year	$15,846	$17,367	$20,086
We increased (decreased) income tax expense by $(1.0) million, $(1.1) million and $(1.2) million in 2022, 2021 and 2020, respectively, for penalties and interest on uncertain tax positions, which brought our total liabilities for penalties and interest on uncertain tax positions to $2.5 million and $3.4 million in other long-term liabilities on our balance sheets as of December 31, 2022 and 2021, respectively. All additions or reductions to those liabilities would affect our effective income tax rate in the periods of change.
We believe approximately $8.0 million to $9.0 million of gross uncertain tax positions will be resolved within the next 12 months. A portion of our uncertain tax position liability is reflected as a reduction in our gross deferred tax asset before valuation allowance and as a reduction in our long-term income tax receivable which is included in other noncurrent assets on our consolidated balance sheet. The remaining balance is reflected in other long-term liabilities on our consolidated balance sheet. The balance of gross uncertain tax position liability included in other long-term liabilities on our consolidated balance sheet was $8.0 million and $11 million as of December 31, 2022 and December 31, 2021, respectively. The balance of gross uncertain tax position liability netted against our gross deferred tax asset before valuation allowance was $5.0 million and $6.0 million as of December 31, 2022 and December 31, 2021, respectively. The balance of gross uncertain tax position liability netted against our gross long-term income tax receivable included in other noncurrent assets was $2.0 million as of December 31, 2022. There was no balance of gross uncertain tax position liability netted against our gross long-term income tax receivable included in other noncurrent assets as of December 31, 2021.
Our tax returns are subject to audit by taxing authorities in multiple jurisdictions. These audits often take years to complete and settle. The following table lists the earliest tax years open to examination by tax authorities where we have significant operations:

Jurisdiction	Periods
United States	2014
United Kingdom	2019
Norway	2017
Angola	2015
Brazil	2017
Australia	2018
8. SELECTED INCOME STATEMENT INFORMATION
 The following schedule shows our revenue, costs and gross margins by services and products:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Revenue:
Services	$1,673,024	$1,503,745	$1,340,033
Products	393,060	365,530	487,856
Total revenue	2,066,084	1,869,275	1,827,889
Cost of Services and Products:
Services	1,334,811	1,215,994	1,161,699
Products	341,368	295,514	421,445
Unallocated expenses	82,528	93,702	80,804
Total cost of services and products	1,758,707	1,605,210	1,663,948
Gross margin:
Services	338,213	287,751	178,334
Products	51,692	70,016	66,411
Unallocated expenses	(82,528)	(93,702)	(80,804)
Total gross margin	$307,377	$264,065	$163,941

9. DEBT
Long-term debt consisted of the following:

	December 31,
(in thousands)	2022	2021
4.650% Senior Notes due 2024	$400,000	$400,000
6.000% Senior Notes due 2028	300,000	300,000
Interest rate swap settlements	4,371	6,572
Unamortized debt issuance costs	(3,398)	(4,505)
Long-term Debt	$700,973	$702,067
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
The Revolving Credit Agreement includes a $215 million revolving credit facility (the “Revolving Credit Facility”) with a $100 million sublimit for the issuance of letters of credit. Our obligations under the Revolving Credit Agreement are guaranteed by certain of our wholly owned subsidiaries and are secured by first priority liens on certain of our assets and those of the guarantors, including, among other things, intellectual property, inventory, accounts receivable, equipment and equity interests in subsidiaries. As of December 31, 2022, we had no borrowings outstanding under the Revolving Credit Facility and no letters of credit outstanding under the Revolving Credit Agreement.
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
The Revolving Credit Agreement includes financial covenants that are tested on a quarterly basis, based on the rolling four-quarter period that ends on the last day of each fiscal quarter. The maximum permitted Consolidated Net Leverage Ratio is initially 4.00 to 1.00 and decreases to 3.25 to 1.00 during the term of the Revolving Credit Facility. The minimum Consolidated Interest Coverage Ratio (as defined in the Revolving Credit Agreement) is 3.00 to 1.00 throughout the term of the Revolving Credit Facility. In addition, the Revolving Credit Agreement contains various covenants that we believe are customary for agreements of this nature, including, but not limited to, restrictions on our ability and the ability of each of our subsidiaries to incur debt, grant liens, make certain investments, make distributions, merge or consolidate, sell assets and enter into certain restrictive agreements. As of December 31, 2022, we were in compliance with all the covenants set forth in the Revolving Credit Agreement.
We had two interest rate swaps in place relating to a total of $200 million of the 2024 Senior Notes for the period to November 2024. The agreements swapped the fixed interest rate of 4.65% on $100 million of the 2024 Senior Notes to the floating rate of one-month LIBOR plus 2.426% and on another $100 million to one-month LIBOR plus 2.823%. In March 2020, we settled both interest rate swaps with the counterparty for cash proceeds of $13 million. The settlement resulted in a $13 million increase to our long-term debt balance that will be amortized to interest expense prospectively through the maturity date for the 2024 Senior Notes using the effective interest method. In the year ended December 31, 2022, we amortized $2.2 million to interest expense. In the year ended December 31, 2021, we amortized $4.3 million to interest expense, including $1.8 million, for the pro-rata write-off of interest rate swap settlement gains associated with the 2024 Senior Notes repurchases discussed above.
We incurred $6.9 million and $4.2 million of issuance costs related to the 2024 Senior Notes and the 2028 Senior Notes, respectively, and $4.0 million of new loan costs related to the Revolving Credit Agreement. These costs, net of accumulated amortization, are included as a reduction of long-term debt in our Consolidated Balance Sheets, as they pertain to the Senior Notes, and in other noncurrent assets, as they pertain to the Revolving Credit Agreement. We are amortizing these costs to interest expense through the respective maturity dates for the Senior Notes and the Revolving Credit Agreement using the straight-line method, which approximates the effective interest rate method. As a result, we amortized $2.1 million and $1.3 million for the years ended December 31, 2022 and 2021, respectively.
We made cash interest payments of $38 million, $39 million and $44 million in 2022, 2021 and 2020, respectively.
10. COMMITMENTS AND CONTINGENCIES
Lease Commitments
As of December 31, 2022, we occupied several facilities under noncancellable operating leases expiring at various dates through 2035. See Note 4—“Leases” for more information on our operating leases.

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
Letters of Credit
We had $52 million and $46 million in letters of credit outstanding as of December 31, 2022 and 2021, respectively, which related to self-insurance requirements and various bid and performance bonds, which are usually for the duration of the applicable contract.
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
The carrying values of cash and cash equivalents approximate their fair values due to the short-term maturity of the underlying instruments. Accounts receivable are generated from a broad group of customers, primarily from the energy industry and the U.S. government, which are major sources of our revenue. Due to their short-term nature, carrying values of our accounts receivable and accounts payable approximate fair market values.
We estimated the aggregate fair market value of the Senior Notes to be $661 million as of December 31, 2022 based on quoted prices. Since the market for the Senior Notes is not an active market, the fair value of the Senior Notes is classified within Level 2 in the fair value hierarchy under U.S. GAAP (inputs other than quoted prices in active markets for similar assets and liabilities that are observable or can be corroborated by observable market data for substantially the full terms for the assets or liabilities).
Foreign currency gains (losses) in the year ended December 31, 2022 were less than $(0.1) million. Foreign currency gains (losses) of $(8.4) million in the year ended December 31, 2021 were primarily related to gains (losses) for the Angolan kwanza of $(4.5) million due to declining exchange rates for the Angolan kwanza relative to the U.S. dollar. Foreign currency gain (losses) of $(14) million in the year ended December 31, 2020 were primarily related to gains (losses) for the Angolan kwanza of $(2.8) million and the Brazilian real of $(7.3) million due to declining exchange rates for the Angolan kwanza and the Brazilian real relative to the U.S. dollar. Foreign currency transaction losses related to the Angolan kwanza in the years ended December 31, 2021 and 2020 were primarily due to the remeasurement of our Angolan kwanza cash balances to U.S. dollars. Foreign currency losses related to the Brazilian real in the year ended December 31, 2020 were primarily due to the remeasurement of our U.S. dollar denominated liability balances to the Brazilian real. We recorded foreign currency transaction gains (losses) related to the Angolan kwanza and Brazilian real as a component of other income (expense), net in our Consolidated Statements of Operations in those respective periods.
Any conversion of cash balances from kwanza to U.S. dollars is controlled by the central bank in Angola. As of December 31, 2022 and 2021, we had the equivalent of approximately $5.6 million and $1.0 million of kwanza cash balances, respectively, in Angola reflected on our Consolidated Balance Sheets.
To mitigate our currency exposure risk in Angola, we have used kwanza to purchase equivalent Angolan central bank (Banco Nacional de Angola) bonds. The bonds are denominated as U.S. dollar equivalents, so that, upon payment of semi-annual interest and principal upon maturity, payment is made in kwanza, equivalent to the respective U.S. dollars at the then-current exchange rate. As of December 31, 2022 and 2021, we had $6.2 million, respectively, of U.S. dollar equivalent Angolan bonds. These bonds mature in 2023 and are classified as available-for-sale securities; accordingly, they are recorded at fair market value in other current assets on our Consolidated Balance Sheets. We did not sell any of our remaining Angolan bonds in the year ended December 31, 2022; however, during the year ended December 31, 2021, we sold a portion of these bonds for $4.5 million, reducing the balance as of December 31, 2021 to $6.2 million, and recognized a gain of $0.5 million as a component of other income (expense), net in our Consolidated Statement of Operations.
We estimated the fair market value of the Angolan bonds to be $6.4 million as of December 31, 2022 and 2021, respectively, using quoted market prices. Since the market for the Angolan bonds is not an active market, the fair value of the Angolan bonds is classified within Level 2 in the fair value hierarchy under U.S. GAAP. As of December 31, 2022 and 2021, we had $0.1 million and $0.2 million, respectively, in unrealized gains, net of tax, related to these bonds as a component of accumulated other comprehensive loss in our Consolidated Balance Sheets.
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
In the three-month period ended June 30, 2021, we were notified by a customer in our Manufactured Products segment that it was suspending a contract that was substantially complete. Specific to this contract, we billed and received $30 million in the year ended December 31, 2022 and $37 million of accounts receivable in the fourth quarter of 2021. As of December 31, 2022, we had outstanding contract assets of approximately $19 million for the contract and contract liabilities of $0.6 million prepaid for storage of components. As of December 31, 2021, we had outstanding contract assets of approximately $33 million for the contract and contract liabilities of $11 million prepaid for storage of components. We are in discussions with the customer concerning the timing of remaining payments. We continue to believe that we will realize these contract assets at their book values, although we can provide no assurance as to the timing of receipt of the remaining payments.
11. OPERATIONS BY BUSINESS SEGMENT AND GEOGRAPHIC AREA
Business Segment Information
We are a global technology company delivering engineered services and products and robotic solutions to the offshore energy, defense, aerospace, manufacturing and entertainment industries.
Our Energy business leverages our asset base and capabilities for providing services and products for offshore energy operations, inclusive of the offshore renewables energy market. Our Energy segments are:
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

• Manufactured Products—Our Manufactured Products segment provides the following:
◦ distribution and connection systems including production control umbilicals and field development hardware and pipeline connection and repair systems to the energy industry; and
◦autonomous mobile robotic technology and entertainment systems to a variety of industries.
• Offshore Projects Group—Our OPG segment provides the following:
◦ subsea installation and intervention, including riserless light well intervention services, inspection, maintenance and repair (“IMR”) services, principally in the U.S. Gulf of Mexico and offshore Angola, utilizing owned and charter vessels;
◦ installation and workover control systems and ROV workover control systems;
◦ diving services;
◦ decommissioning services;
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

The table that follows presents revenue, income (loss) from operations and depreciation and amortization expense including goodwill impairment, by business segment:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Revenue
Energy
Subsea Robotics	$621,921	$538,515	$493,332
Manufactured Products	382,361	344,251	477,419
OPG	489,317	378,121	289,127
IMDS	229,884	241,393	226,938
Total Energy	1,723,483	1,502,280	1,486,816
ADTech	342,601	366,995	341,073
Total	$2,066,084	$1,869,275	$1,827,889
Income (Loss) from Operations
Energy
Subsea Robotics	$118,248	$76,874	$(65,817)
Manufactured Products	11,692	(15,876)	(88,253)
OPG	49,256	31,197	(105,680)
IMDS	14,901	18,572	(121,675)
Total Energy	194,097	110,767	(381,425)
ADTech	44,168	60,992	56,023
Unallocated Expenses	(127,402)	(131,960)	(120,677)
Total	$110,863	$39,799	$(446,079)
Depreciation and Amortization Expense, including Goodwill Impairment
Energy
Subsea Robotics	$67,684	$87,900	$212,621
Manufactured Products	11,946	12,788	66,772
OPG	28,560	28,173	115,288
IMDS	4,599	4,420	127,221
Total Energy	112,789	133,281	521,902
ADTech	2,853	4,783	2,666
Unallocated Expenses	5,327	1,659	4,327
Total	$120,969	$139,723	$528,895

We determine income (loss) from operations for each business segment before interest income or expense, other income (expense) and provision for income taxes. We do not consider an allocation of these items to be practical.
Revenue
During 2022 and 2021, revenue from one customer, the U.S. Government, accounted for 11% and 12%, respectively, of our total consolidated annual revenue, and no other customer accounted for more than 10% of our total consolidated revenue. No individual customer accounted for more than 10% of our consolidated revenue during 2020.

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

There were no adjustments of a similar nature during the year ended December 31, 2022.
Depreciation and Amortization Expense, including Goodwill Impairment
Depreciation expense on property and equipment, reflected in the Depreciation and Amortization Expense, including Goodwill Impairment table above, was $113 million, $136 million and $170 million in 2022, 2021 and 2020, respectively.
Amortization expense on long-lived intangible assets, reflected in the Depreciation and Amortization Expense, including Goodwill Impairment table above, was $7.5 million, $3.8 million and $15 million in 2022, 2021 and 2020, respectively.
Goodwill impairment expense, reflected in the Depreciation and Amortization Expense, including Goodwill Impairment table above, was $344 million in 2020. See “Income (Loss) from Operations” above for amounts attributable to each segment.
We recorded the write-downs and write-offs of certain equipment and intangible assets, reflected in our depreciation expense, of $14 million in 2020. We also recorded the write-offs of certain intangible assets, reflected in our amortization expense, of $10 million in 2020. See “Income (Loss) from Operations” above for amounts attributable to each segment.

Assets, Property and Equipment, Net and Goodwill
The following table presents Assets, Property and Equipment, net and Goodwill by business segment:

	December 31,
(in thousands)	2022	2021
Assets
Energy
Subsea Robotics	$467,608	$447,130
Manufactured Products	339,087	342,978
OPG	345,264	333,248
IMDS	91,154	83,796
Total Energy	1,243,113	1,207,152
ADTech	115,450	107,999
Corporate and Other	673,120	647,708
Total	$2,031,683	$1,962,859
Property and Equipment, Net
Energy
Subsea Robotics	$175,239	$190,992
Manufactured Products	74,282	85,190
OPG	159,439	186,187
IMDS	9,807	10,934
Total Energy	418,767	473,303
ADTech	6,186	7,632
Corporate and Other	13,496	8,661
Total	$438,449	$489,596
Goodwill
Energy
Subsea Robotics	$23,885	$24,454
Total Energy	23,885	24,454
ADTech	10,454	10,454
Total	$34,339	$34,908

All assets specifically identified with a particular business segment have been segregated. Cash and cash equivalents, certain other current assets, certain investments and certain other assets have not been allocated to particular business segments and are included in Corporate and Other.

Capital Expenditures
The following table presents Capital Expenditures, including business acquisitions, by business segment:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Capital Expenditures
Energy
Subsea Robotics	$55,649	$27,591	$14,624
Manufactured Products	4,129	2,510	1,220
OPG	4,456	7,980	33,647
IMDS	4,058	3,305	3,488
Total Energy	68,292	41,386	52,979
ADTech	1,956	2,525	1,462
Corporate and Other	10,795	6,288	6,246
Total	$81,043	$50,199	$60,687

Geographic Operating Areas
On January 1, 2019 we adopted the lease standard, Topic 842, which requires lessees to recognize right-of-use assets. For 2022 and 2021, $140 million and $146 million of right-of-use operating lease assets are included in the following table which summarizes Property and Equipment, Net and Right-of-Use Operating Lease Assets by geographic area:

	December 31,
(in thousands)	2022	2021
Property and Equipment, Net and Right-of-Use Operating Lease Assets
Foreign:
Norway	$59,933	$69,880
United Kingdom	59,762	65,665
Brazil	59,045	59,318
Africa	36,583	49,874
Asia and Australia	29,221	29,371
Other	18,192	18,456
Total Foreign	262,736	292,564
United States	315,324	343,129
Total	$578,060	$635,693

Revenue is based on location where services are performed and products are manufactured. See Note 3—”Revenue” for disclosure of revenue by geographic area .
12. EMPLOYEE BENEFIT PLANS
Retirement Investment Plans
We have several employee retirement investment plans that, taken together, cover most of our full-time employees. The Oceaneering Retirement Investment Plan is a 401(k) plan in which U.S. employees may participate by deferring a portion of their gross monthly salary and directing us to contribute the deferred amount to the plan. We match a portion of the employees' deferred compensation. Our contributions to the 401(k) plan were $20 million, $13 million and $14 million for the plan years ended December 31, 2022, 2021 and 2020, respectively.
We also make matching contributions to foreign employee savings plans similar in nature to a 401(k) plan. In 2022, 2021 and 2020, these contributions, principally related to plans associated with the United Kingdom and Norwegian subsidiaries, were $11 million, $11 million and $11 million, respectively.

The Oceaneering International, Inc. Supplemental Executive Retirement Plan covers selected key management employees and executives, as approved by the Compensation Committee of our Board of Directors (the “Compensation Committee”). Under this plan, we accrue an amount determined as a percentage of the participant's gross monthly salary and the amounts accrued are treated as if they are invested in one or more investment vehicles pursuant to this plan. Expenses related to this plan during 2022, 2021 and 2020 were $2.6 million, $1.8 million and $1.9 million, respectively.
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
In 2022, 2021 and 2020, the Compensation Committee granted awards of performance units to certain of our key executives and employees. The performance units awarded are scheduled to vest in full on the third anniversary of the applicable award dates, or pro rata over three years if the participant meets certain age and years of service requirements. The Compensation Committee and the Board of Directors approved specific financial goals and measures (as defined), for each of the three-year periods ending December 31, 2024, 2023 and 2022 to be used as the basis for the final value of the performance units. The final value of the performance unit granted may range from $0 to $200 in each of 2022, 2021 and 2020. Upon vesting and determination of value, the value of the performance units will be payable in cash. Compensation expense related to the performance units was $13 million, $9.4 million and $7.6 million in 2022, 2021 and 2020, respectively. As of December 31, 2022, there were 273,597 performance units outstanding.
During 2022, 2021 and 2020, the Compensation Committee granted restricted units of our common stock to certain of our key executives and employees. During 2022, 2021 and 2020, our Board of Directors granted restricted common stock to our nonemployee directors. Over 83%, 85% and 80% of the grants made to our employees in 2022, 2021 and 2020, respectively, vest in full on the third anniversary of the award date, conditional upon continued employment. The remainder of the grants made to employees vest pro rata over three years, as these participants meet certain age and years-of-service requirements. For the grants of restricted stock units to each of the participant employees, the participant will be issued one share of our common stock for each of the participant's vested restricted stock units at the earlier of three years or, if the participant vested earlier after meeting the age and service requirements, following termination of employment or service. The grants of restricted stock to our nonemployee directors were scheduled to vest in full on the first anniversary of the award date, conditional upon continued service as a director, except for the 2021 grant to one director who retired from our board of directors as of the date of our annual meeting in May 2021, which vested on that date.
The Compensation Committee has a policy that Oceaneering will not provide U.S. federal income tax gross-up payments to any of its directors or executive officers in connection with future awards of restricted stock or stock units.
The additional tax charge realized from tax deductions less than the financial statement expense of our restricted stock grants was $0.1 million, $0.5 million and $1.0 million in 2022, 2021 and 2020, respectively. The 2022, 2021 and 2020 charges were recognized in our Consolidated Statements of Operations.

The following is a summary of our restricted stock and restricted stock unit activity for 2022, 2021 and 2020:

	Number	Weighted Average Fair Value	Aggregate Intrinsic Value
Balance as of December 31, 2019	1,741,335	18.72
Granted	1,007,383	10.23
Issued	(489,035)	23.82	$5,821,000
Forfeited	(304,337)	14.89
Balance as of December 31, 2020	1,955,346	13.67
Granted	1,333,689	11.80
Issued	(601,830)	16.42	$7,613,000
Forfeited	(239,946)	12.35
Balance as of December 31, 2021	2,447,259	12.10
Granted	898,264	14.14
Issued	(674,968)	14.53	$9,529,000
Forfeited	(134,748)	12.19
Balance as of December 31, 2022	2,535,807	12.18

The restricted stock units granted in 2022, 2021 and 2020 carry no voting rights and no dividend rights. Each grantee of shares of restricted common stock is deemed to be the record owner of those shares during the restriction period, with the right to vote and receive any dividends on those shares.
Grants of restricted stock units are valued at their estimated fair values as of their respective grant dates. The grants in 2022, 2021 and 2020 were subject only to vesting conditioned on continued employment or service as a nonemployee director; therefore, these grants were valued at the grant date fair market value using the closing price of our stock on the New York Stock Exchange.
Compensation expense under the restricted stock plans was $9.6 million, $9.6 million and $7.5 million for 2022, 2021 and 2020, respectively. As of December 31, 2022, we had $10.5 million of future expense to be recognized related to our restricted stock unit plans over a weighted average remaining life of 1.6 years.
Post-Employment Benefit
Pursuant to a service agreement we entered into with a former Chairman of the Board of Directors, we are obligated to provide for medical coverage on an after-tax basis to him, his spouse and two adult children for their lives. Our total accrued liabilities, current and long-term, under this post-employment benefit were $1.8 million as of both December 31, 2022 and 2021.