Form 10-Q
period 2023-03-31
OCEANEERING INTERNATIONAL INC
filed 2023-04-28
CIK 73756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number: 1-10945
____________________________________________
OCEANEERING INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware		95-2628227
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

5875 North Sam Houston Parkway West, Suite 400
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
☐ Yes   ☑ No
Number of shares of Common Stock outstanding as of April 21, 2023: 100,770,034

Oceaneering International, Inc.
Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	Mar 31, 2023	Dec 31, 2022
(in thousands, except share data)
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$504,977	$568,745
Accounts receivable, net	317,866	296,554
Contract assets, net	210,415	184,847
Inventory, net	197,610	184,375
Other current assets	74,419	62,539
Total Current Assets	1,305,287	1,297,060
Property and equipment, at cost	2,420,196	2,435,840
Less accumulated depreciation	1,992,826	1,997,391
Net property and equipment	427,370	438,449
Other Assets:
Goodwill	34,108	34,339
Other noncurrent assets	122,201	122,224
Right-of-use operating lease assets	153,512	139,611
Total other assets	309,821	296,174
Total Assets	$2,042,478	$2,031,683
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$142,741	$148,018
Accrued liabilities	309,790	307,446
Contract liabilities	122,697	112,950
Total current liabilities	575,228	568,414
Long-term debt	700,695	700,973
Long-term operating lease liabilities	162,592	151,842
Other long-term liabilities	77,657	84,650
Commitments and contingencies
Equity:
Common stock, par value $0.25 per share; 360,000,000 shares authorized; 110,834,088 shares issued	27,709	27,709
Additional paid-in capital	125,011	155,858
Treasury stock; 10,064,054 and 10,574,563 shares, at cost	(576,318)	(605,553)
Retained earnings	1,331,914	1,327,854
Accumulated other comprehensive loss	(388,073)	(386,127)
Oceaneering shareholders' equity	520,243	519,741
Noncontrolling interest	6,063	6,063
Total equity	526,306	525,804
Total Liabilities and Equity	$2,042,478	$2,031,683

The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
(in thousands, except per share data)	2023	2022
Revenue	$536,987	$446,159
Cost of services and products	459,422	400,679
Gross margin	77,565	45,480
Selling, general and administrative expense	50,815	46,519
Income (loss) from operations	26,750	(1,039)
Interest income	4,466	796
Interest expense	(9,283)	(9,443)
Equity in income (losses) of unconsolidated affiliates	639	294
Other income (expense), net	78	444
Income (loss) before income taxes	22,650	(8,948)
Provision (benefit) for income taxes	18,590	10,262
Net Income (Loss)	$4,060	$(19,210)

Weighted-average shares outstanding
Basic	100,441	99,963
Diluted	102,029	99,963
Earnings (loss) per share
Basic	$0.04	$(0.19)
Diluted	$0.04	$(0.19)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three Months Ended March 31,
(in thousands)	2023	2022
Net income (loss)	$4,060	$(19,210)
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	(1,946)	9,871
Change in unrealized gains for available-for-sale debt securities (1)	—	—
Total other comprehensive income (loss)	(1,946)	9,871
Comprehensive income (loss)	$2,114	$(9,339)

(1)	There is no income tax expense or benefit associated with the three months ended March 31, 2023 and 2022 due to an offsetting valuation allowance.

The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
(in thousands)	2023	2022
Cash Flows from Operating Activities:
Net income (loss)	$4,060	$(19,210)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	27,821	32,019
Deferred income tax provision (benefit)	(501)	(168)
Net loss (gain) on sales of property and equipment	—	(36)
Noncash compensation	3,325	2,572
Noncash impact of lease accounting	(3,012)	(1,776)
Excluding the effects of acquisitions, increase (decrease) in cash from:
Accounts receivable and contract assets	(46,880)	(47,580)
Inventory	(13,235)	(8,578)
Other operating assets	(13,217)	2,948
Currency translation effect on working capital, excluding cash	(1,246)	5,359
Current liabilities	6,247	(35,726)
Other operating liabilities	(6,281)	(10,325)
Total adjustments to net income (loss)	(46,979)	(61,291)
Net Cash Provided by (Used in) Operating Activities	(42,919)	(80,501)
Cash Flows from Investing Activities:
Purchases of property and equipment	(18,308)	(19,319)
Distributions of capital from unconsolidated affiliates	1,272	—
Proceeds from sale of property and equipment	—	36
Other investing activities	1,346	—
Net Cash Provided by (Used in) Investing Activities	(15,690)	(19,283)
Cash Flows from Financing Activities:
Other financing activities	(4,936)	(2,202)
Net Cash Provided by (Used in) Financing Activities	(4,936)	(2,202)
Effect of exchange rates on cash	(223)	1,891
Net Increase (Decrease) in Cash and Cash Equivalents	(63,768)	(100,095)
Cash and Cash Equivalents—Beginning of Period	568,745	538,114
Cash and Cash Equivalents—End of Period	$504,977	$438,019

The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Oceaneering Shareholders' Equity	Non-controlling Interest	Total Equity
(in thousands)
Balance, December 31, 2022	$27,709	$155,858	$(605,553)	$1,327,854	$(386,127)	$519,741	$6,063	$525,804
Net income (loss)	—	—	—	4,060	—	4,060	—	4,060
Other comprehensive income (loss)	—	—	—	—	(1,946)	(1,946)	—	(1,946)
Restricted stock unit activity	—	(26,963)	25,351	—	—	(1,612)	—	(1,612)
Restricted stock activity	—	(3,884)	3,884	—	—	—	—	—
Balance, March 31, 2023	$27,709	$125,011	$(576,318)	$1,331,914	$(388,073)	$520,243	$6,063	$526,306

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Oceaneering Shareholders' Equity	Non-controlling Interest	Total Equity
(in thousands)
Balance, December 31, 2021	$27,709	$173,608	$(631,811)	$1,301,913	$(366,458)	$504,961	$6,063	$511,024
Net income (loss)	—	—	—	(19,210)	—	(19,210)	—	(19,210)
Other comprehensive income (loss)	—	—	—	—	9,871	9,871	—	9,871
Restricted stock unit activity	—	(19,082)	19,452	—	—	370	—	370
Restricted stock activity	—	(6,466)	6,466	—	—	—	—	—
Balance, March 31, 2022	$27,709	$148,060	$(605,893)	$1,282,703	$(356,587)	$495,992	$6,063	$502,055

The accompanying Notes are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    SUMMARY OF MAJOR ACCOUNTING POLICIES

Basis of Presentation. Oceaneering International, Inc. (“Oceaneering,” “we” or “us”) has prepared these unaudited consolidated financial statements pursuant to instructions for quarterly reports on Form 10-Q, which we are required to file with the United States Securities and Exchange Commission (the “SEC”). These financial statements do not include all information and footnotes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). These financial statements reflect all adjustments that we believe are necessary to present fairly our financial position as of March 31, 2023 and our results of operations and cash flows for the periods presented. Except as otherwise disclosed herein, all such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in our annual report on Form 10-K for the year ended December 31, 2022. The results for interim periods are not necessarily indicative of annual results.

Principles of Consolidation. The consolidated financial statements include the accounts of Oceaneering and our more than 50% owned and controlled subsidiaries. We also consolidate entities that are determined to be variable interest entities if we determine that we are the primary beneficiary; otherwise, we account for those entities using the equity method of accounting. We use the equity method to account for our investments in unconsolidated affiliated companies of which we own an equity interest of between 20% and 50% and as to which we have significant influence, but not control, over operations. We use the cost method for all other long-term investments. Investments in entities that we do not consolidate are reflected on our balance sheet in other noncurrent assets. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Allowance for Credit Losses—Financial Assets Measured at Amortized Costs. We identify our allowance for credit losses based on future expected losses when accounts receivable, contract assets or held-to-maturity loan receivables are created rather than when losses are probable.

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

We monitor the credit quality of our accounts receivable and other financing receivable amounts by frequent customer interaction, following economic and industry trends and reviewing specific customer data. Our other receivable amounts include contract assets and held-to-maturity loans receivable, which we believe to have a low risk of loss.

We consider macroeconomic conditions when assessing our credit risk exposure, including any impacts from the COVID-19 pandemic and new variants thereof, the Russia-Ukraine conflict, volatility in the financial services industry and the oil and natural gas markets and the effect thereof on our customers and various counterparties. We have determined the impacts to our credit loss expense are de minimis for the three-month periods ended March 31, 2023 and 2022.

As of March 31, 2023, our allowance for credit losses was $2.1 million for accounts receivable and $0.7 million for other receivables. As of December 31, 2022, our allowance for credit losses was $2.0 million for accounts receivable and $0.3 million for other receivables. Our allowance for credit losses increased in the three months ended March 31, 2023 as compared to the same period in the prior year is primarily due to corresponding increases in revenue and accounts receivable.

Financial assets are written off when deemed uncollectible and there is no reasonable expectation of recovering the contractual cash flows. During the three-month periods ended March 31, 2023 and 2022, we did not write off any financial assets.

Accounts receivable are considered to be past-due after the end of the contractual terms agreed to with the customer. There were no material past-due amounts that we consider uncollectible for our financial assets as of March 31, 2023. We generally do not require collateral from our customers.

Inventory. Inventory is valued at the lower of cost or net realizable value. We determine cost using the weighted-average method. We periodically review the value of items in inventory and record write-downs or write-offs of inventory based on our assessment of market conditions. Write-downs and write-offs are charged to cost of services and products. We did not record any write-downs or write-offs of inventory in the three-month periods ended March 31, 2023 and 2022.

Property and Equipment, Long-Lived Intangible Assets and Right-of-Use Operating Lease Assets. We provide for depreciation of property and equipment on the straight-line method over estimated useful lives. We charge the costs of repair and maintenance of property and equipment to operations as incurred, and we capitalize the costs of improvements that extend asset lives or functionality. Upon the disposition of property and equipment, the related cost and accumulated depreciation accounts are relieved, and any resulting gain or loss is recognized as income.

We capitalize interest on assets where the construction period is anticipated to be more than three months. We did not capitalize interest in the three-month periods ended March 31, 2023 and 2022. We do not allocate general administrative costs to capital projects.

Long-lived intangible assets, primarily acquired in connection with business combinations, include trade names, intellectual property and customer relationships and are being amortized over their respective estimated useful lives.

Our management periodically, and upon the occurrence of a triggering event, reviews the realizability of our property and equipment, long-lived intangible assets and right-of-use operating lease assets to determine whether any events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable. For long-lived assets to be held and used, we base our evaluation on impairment indicators such as the nature of the assets, the future economic benefits of the assets, any historical or future profitability measurements and other external market conditions or factors that may be present. If such impairment indicators are present or other factors exist that indicate that the carrying amount of an asset may not be recoverable, we determine whether an impairment has occurred through the use of an undiscounted cash flows analysis of the asset at the lowest level for which identifiable cash flows exist. If an impairment has occurred, we recognize a loss for the difference between the carrying amount and the fair value of the asset. We did not identify indicators of impairment for property and equipment, long-lived intangible assets or right-of-use operating lease assets for the three-month periods ended March 31, 2023 and 2022.

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

In our annual evaluation of goodwill, we perform a qualitative or quantitative impairment test. Under the qualitative approach, if we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we are required to perform the quantitative analysis to determine the fair value for the reporting unit. We then compare the fair value of the reporting unit with its carrying amount and recognize an impairment loss for the amount by which the carrying amount exceeds the fair value of the reporting unit. The loss recognized should not exceed the total amount of goodwill allocated to the reporting unit. We also consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. We did not identify indicators of impairment for goodwill for the three-month periods ended March 31, 2023 and 2022.

Revenue Recognition. All our revenue is realized through contracts with customers. We recognize our revenue according to the contract type. On a daily basis, we recognize service revenue over time for contracts that provide for specific time, material and equipment charges, which we bill periodically, ranging from weekly to monthly. We use the input method to recognize revenue, because each day of service provided represents value to the customer. The performance obligations in these contracts are satisfied, and revenue is recognized, as the work is performed. When appropriate, we apply the practical expedient to recognize revenue for the amount invoiced when the invoice corresponds directly to the value of our performance to date.

We account for significant fixed-price contracts, primarily within our Manufactured Products segment, and to a lesser extent in our Offshore Projects Group (“OPG”) and Aerospace and Defense Technologies (“ADTech”) segments, by recognizing revenue over time using the cost-to-cost input method. A performance obligation is satisfied as we create a product on behalf of the customer over the life of the contract. The remainder of our revenue is recognized at the point in time when control transfers to the customer, thus satisfying the performance obligation.

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

We apply judgment in the determination and allocation of transaction price to performance obligations, and the subsequent recognition of revenue, based on the facts and circumstances of each contract. We routinely review estimates related to our contracts and, when required, reflect revisions to profitability in earnings immediately. If an element of variable consideration has the potential for a significant future reversal of revenue, we will constrain that variable consideration to a level intended to remove the potential future reversal. If a current estimate of total contract cost indicates an ultimate loss on a contract, we recognize the projected loss in full when we determine it. We did not have any material adjustments to transaction prices during the three months ended March 31, 2023 and 2022. There could be significant adjustments to overall contract costs in the future, due to changes in facts and circumstances.

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

Foreign Currency Translation. The functional currency for most of our foreign subsidiaries is the applicable local currency. Results of operations for foreign subsidiaries with functional currencies other than the U.S. dollar are translated into U.S. dollars using average exchange rates during the period. Assets and liabilities of these foreign subsidiaries are translated into U.S. dollars using the exchange rates in effect as of the balance sheet date, and the resulting translation adjustments are recognized, net of tax, in accumulated other comprehensive income (loss) as a component of shareholders' equity. All foreign currency transaction gains and losses are recognized currently in the Consolidated Statements of Operations. We recorded $0.3 million and $0.4 million of foreign currency transaction gains (losses) in the three-month periods ended March 31, 2023 and 2022, respectively. Those amounts are included as a component of other income (expense), net in our Consolidated Statement of Operations.

2.    ACCOUNTING STANDARDS UPDATE
There are no new accounting standards issued in the three months ended March 31, 2023, that would have a material impact on our consolidated financial statements.

3.    REVENUE

Revenue by Category

The following tables presents revenue disaggregated by business segment, geographical region, and timing of transfer of goods or services.

	Three Months Ended
(in thousands)	Mar 31, 2023	Mar 31, 2022
Business Segment:
Energy
Subsea Robotics	$169,161	$127,989
Manufactured Products	112,939	82,692
Offshore Projects Group	104,307	97,397
Integrity Management & Digital Solutions	60,083	56,570
Total Energy	446,490	364,648
Aerospace and Defense Technologies	90,497	81,511
Total	$536,987	$446,159

Geographic Operating Areas:
Foreign:
Africa	$83,728	$63,409
Asia and Australia	52,894	49,561
Norway	44,940	45,277
Brazil	40,615	30,351
United Kingdom	40,365	38,757
Other	25,173	23,048
Total Foreign	287,715	250,403
United States	249,272	195,756
Total	$536,987	$446,159

Timing of Transfer of Goods or Services:
Revenue recognized over time	$495,484	$417,003
Revenue recognized at a point in time	41,503	29,156
Total	$536,987	$446,159

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

The following table provides information about contract assets and contract liabilities from contracts with customers.

	Three months ended
(in thousands)	Mar 31, 2023	Mar 31, 2022
Total contract assets, beginning of period	$184,847	$164,847
Revenue accrued	499,501	414,636
Amounts billed	(473,933)	(407,532)
Total contract assets, end of period	$210,415	$171,951

Total contract liabilities, beginning of period	$112,950	$88,175
Deferrals of milestone payments	49,513	27,101
Recognition of revenue for goods and services	(39,766)	(30,507)
Total contract liabilities, end of period	$122,697	$84,769

Performance Obligations

As of March 31, 2023, the aggregate amount of the transaction price allocated to remaining performance obligations that were unsatisfied (or partially unsatisfied) was $336 million. In arriving at this value, we have used two expedients available to us and are not disclosing amounts in relation to performance obligations: (1) that are part of contracts with an original expected duration of one year or less; or (2) on contracts where we recognize revenue in line with the billing. Of this amount, we expect to recognize revenue of $255 million over the next 12 months, $70 million within the next 24 months and we expect to recognize substantially all of the remaining balance of $11 million within the next 36 months.

In our Manufactured Products and ADTech segments, we have long-term contracts that extend beyond one year, and these make up the majority of the performance obligations balance reported as of March 31, 2023. We also have shorter-term product contracts with an expected original duration of one year or less that have been excluded.

Where appropriate, we have made estimates within the transaction price of elements of variable consideration within the contracts and constrained those amounts to a level where we consider it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. The amount of revenue recognized in the three months ended March 31, 2023 and 2022 that was associated with performance obligations completed or partially completed in prior periods was not significant.

As of March 31, 2023, there were no significant outstanding liability balances for refunds or returns due to the nature of our contracts and the services and products we provide. Our warranties are limited to assurance warranties that are of a standard length and are not considered to be material rights. The majority of our contracts consist of a single performance obligation. When there are multiple obligations, we look for observable evidence of stand-alone selling prices on which to base the allocation. This involves judgment as to the appropriateness of the observable evidence relating to the facts and circumstances of the contract. If we do not have observable evidence, we estimate stand-alone selling prices by taking a cost-plus-margin approach, using typical margins from the type of product or service, customer and regional geography involved.

Costs to Obtain or Fulfill a Contract

In line with the available practical expedient, we capitalize incremental costs to obtain a contract that would not have been incurred if the contract had not been obtained when those amounts are significant and the contract is expected at inception to exceed one year in duration. Our costs to obtain a contract primarily consist of bid and proposal costs, which are generally expensed in the period incurred. There were no balances or amortization of costs to obtain a contract in the current reporting periods.

Costs to fulfill a contract primarily consist of certain mobilization costs incurred to provide services or products to our customers. These costs are deferred and amortized over the period of contract performance. The closing balance of costs to fulfill a contract was $8.0 million and $10 million as of March 31, 2023 and December 31, 2022, respectively. For the three-month periods ended March 31, 2023 and 2022, we recorded amortization expense of $1.2 million and $1.8 million, respectively. No impairment costs were recognized.

4.    INCOME TAXES

Our tax provision is based on (1) our earnings for the period and other factors affecting the tax provision and (2) the operations of foreign branches and subsidiaries that are subject to local income and withholding taxes. Factors that affect our tax rate include our profitability levels in general and the geographical mix of our results. The effective tax rate for the three-month periods ended March 31, 2023 and 2022 was different than the U.S. federal statutory rate of 21%, primarily due to the geographical mix of revenue and earnings, changes in valuation allowances and uncertain tax positions, and other discrete items. We do not believe a comparison of the effective tax rate for the three-month periods ended March 31, 2023 and 2022 is meaningful. We continue to make an assertion to indefinitely reinvest the unrepatriated earnings of any foreign subsidiary that would incur material tax consequences upon the distribution of such earnings.

We have outstanding refunds of $20 million under the U.S. Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"), which are classified as other noncurrent assets on our balance sheet as of March 31, 2023 and December 31, 2022.  While the exact timing of the receipt of these refunds remains uncertain, we do not anticipate receiving any portion of these refunds in 2023.

We conduct our international operations in jurisdictions that have varying laws and regulations regarding income and other taxes, some of which are subject to different interpretations. We recognize benefit for an uncertain tax position if it is more likely than not to be sustainable upon audit by the applicable taxing authority. If this threshold is met, the uncertain tax position is then measured and recognized at the largest amount that we believe is greater than 50% likely of being realized upon ultimate settlement.

We have accrued a net total of $11 million in other long-term liabilities on our balance sheet for worldwide unrecognized tax liabilities as of March 31, 2023 and December 31, 2022, respectively. We account for any applicable interest and penalties related to uncertain tax positions as a component of our provision for income taxes in our consolidated financial statements. Changes in our management's judgment related to those liabilities would affect our effective income tax rate in the periods of change.

Our tax returns are subject to audit by taxing authorities in multiple jurisdictions. These audits often take years to complete and settle. The following table lists the earliest tax years open to examination by tax authorities where we have significant operations:

Jurisdiction	Periods
United States	2014
United Kingdom	2020
Norway	2018
Angola	2015
Brazil	2018
Australia	2018

We have ongoing tax audits and judicial tax appeals in various jurisdictions. The outcome of these audits and judicial tax appeals may have an impact on uncertain tax positions for income tax returns subsequently filed in those jurisdictions.

5.    SELECTED BALANCE SHEET INFORMATION
The following is information regarding selected balance sheet accounts:

(in thousands)	Mar 31, 2023	Dec 31, 2022
Inventory:
Manufactured Products	$106,771	$91,896
Subsea Robotics	77,072	81,701
Other inventory	13,767	10,778
Total	$197,610	$184,375

Other current assets:
Prepaid expenses	$68,050	$56,170
Angolan bonds	6,369	6,369
Total	$74,419	$62,539

Accrued liabilities:
Payroll and related costs	$122,128	$122,380
Accrued job costs	53,847	57,310
Income taxes payable	47,104	44,966
Current operating lease liability	22,395	19,580
Accrued interest	9,919	10,180
Other	54,397	53,030
Total	$309,790	$307,446

6.    DEBT
Long-term debt consisted of the following:

(in thousands)	Mar 31, 2023	Dec 31, 2022
4.650% Senior Notes due 2024	$400,000	$400,000
6.000% Senior Notes due 2028	300,000	300,000
Interest rate swap settlements	3,815	4,371
Unamortized debt issuance costs	(3,120)	(3,398)
Long-term debt	$700,695	$700,973

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

We may redeem some or all of the 2024 Senior Notes and 2028 Senior Notes (collectively, the “Senior Notes”) at specified redemption prices. In the three months ended March 31, 2023 and 2022, we did not repurchase any of the Senior Notes.

On April 8, 2022, we entered into a new senior secured revolving credit agreement with a group of banks (the “Revolving Credit Agreement”) that will mature in April 2026, or 91 days prior to the maturity date of the 2024 Senior Notes if either we have not prepaid such notes by such date or our Liquidity (as defined in the Revolving Credit

Agreement) is less than $175 million on such date. The Revolving Credit Agreement includes a $215 million revolving credit facility (the “Revolving Credit Facility”) with a $100 million sublimit for the issuance of letters of credit. Our obligations under the Revolving Credit Agreement are guaranteed by certain of our wholly owned subsidiaries and are secured by first priority liens on certain of our assets and those of the guarantors, including, among other things, intellectual property, inventory, accounts receivable, equipment and equity interests in subsidiaries. As of March 31, 2023, we had no borrowings outstanding under the Revolving Credit Facility and no letters of credit outstanding under the Revolving Credit Agreement.

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

The Revolving Credit Agreement includes financial covenants that are tested on a quarterly basis, based on the rolling four-quarter period that ends on the last day of each fiscal quarter. The maximum permitted Consolidated Net Leverage Ratio is initially 4.00 to 1.00 and decreases to 3.25 to 1.00 during the term of the Revolving Credit Facility. The minimum Consolidated Interest Coverage Ratio (as defined in the Revolving Credit Agreement) is 3.00 to 1.00 throughout the term of the Revolving Credit Facility. Availability under the Revolving Credit Facility may be limited by these financial covenants and the requirement that any borrowing under the Revolving Credit Facility not require the granting of any liens to secure the 2024 Notes or the 2028 Notes. The indentures governing the 2024 Notes and the 2028 Notes generally limit our ability to incur secured debt for borrowed money (such as borrowings under the Revolving Credit Facility) to 15% of our Consolidated Net Tangible Assets (as defined in such indentures). As of March 31, 2023, the full $215 million was available to borrow under the Revolving Credit Facility. In addition, the Revolving Credit Agreement contains various covenants that we believe are customary for agreements of this nature, including, but not limited to, restrictions on our ability and the ability of each of our subsidiaries to incur debt, grant liens, make certain investments, make distributions, merge or consolidate, sell assets and enter into certain restrictive agreements. As of March 31, 2023, we were in compliance with all of the covenants set forth in the Revolving Credit Agreement.

We had two interest rate swaps in place relating to a total of $200 million of the 2024 Senior Notes for the period to November 2024. The agreements swapped the fixed interest rate of 4.65% on $100 million of the 2024 Senior Notes to the floating rate of one-month LIBOR plus 2.426% and on another $100 million to one-month LIBOR plus 2.823%. In March 2020, we settled both interest rate swaps with the counterparty for cash proceeds of $13 million. The settlement resulted in a $13 million increase to our long-term debt balance that will be amortized to interest expense prospectively through the maturity date for the 2024 Senior Notes using the effective interest method. As a result, we amortized $0.6 million and $0.5 million to interest expense for the in the three-month periods ended March 31, 2023 and 2022, respectively.

We incurred $6.9 million and $4.2 million of issuance costs related to the 2024 Senior Notes and the 2028 Senior Notes, respectively, and $4.0 million of new loan costs related to the Revolving Credit Agreement. These costs, net of accumulated amortization, are included as a reduction of long-term debt on our Consolidated Balance Sheets, as they pertain to the Senior Notes, and in other noncurrent assets, as they pertain to the Revolving Credit Agreement. We are amortizing these costs to interest expense through the respective maturity dates for the Senior Notes and the Revolving Credit Agreement using the straight-line method, which approximate the effective interest rate method. As a result, we amortized $0.5 million and $0.3 million for the in the three-month periods ended March 31, 2023 and 2022, respectively.

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

We estimated the aggregate fair market value of the Senior Notes to be $674 million as of March 31, 2023, based on quoted prices. Since the market for the Senior Notes is not an active market, the fair value of the Senior Notes is classified within Level 2 in the fair value hierarchy under U.S. GAAP (inputs other than quoted prices in active markets for similar assets and liabilities that are observable or can be corroborated by observable market data for substantially the full terms for the assets or liabilities).

Foreign currency gains (losses) related to the Angolan kwanza of $0.5 million and $0.9 million in the three-month periods ended March 31, 2023 and 2022, respectively, were primarily related to increasing (declining) exchange rates for the Angolan kwanza relative to the U.S. dollar. We recorded foreign currency transaction gains (losses) related to the Angolan kwanza as a component of other income (expense), net in our Consolidated Statements of Operations.

Any conversion of cash balances from kwanza to U.S. dollars is controlled by the central bank in Angola. As of March 31, 2023 and December 31, 2022, we had the equivalent of approximately $3.9 million and $5.6 million, respectively, of kwanza cash balances in Angola reflected on our Consolidated Balance Sheets.

To mitigate our currency exposure risk in Angola, we have used kwanza to purchase equivalent Angolan central bank (Banco Nacional de Angola) bonds. The bonds are denominated as U.S. dollar equivalents, so that, upon payment of semi-annual interest and principal upon maturity, payment is made in kwanza, equivalent to the respective U.S. dollars at the then-current exchange rate. As of March 31, 2023 and December 31, 2022, we had $6.2 million, respectively, of U.S. dollar equivalent Angolan bonds. These bonds mature in 2023 and are classified as available-for-sale securities; accordingly, they are recorded at fair market value in other current assets in our Consolidated Balance Sheets. We did not sell any of our Angolan bonds in the three-month periods ended March 31, 2023 and 2022.

We estimated the fair market value of the Angolan bonds to be $6.4 million as of March 31, 2023 and December 31, 2022, respectively, using quoted market prices. Since the market for the Angolan bonds is not an active market, the fair value of the Angolan bonds is classified within Level 2 in the fair value hierarchy under U.S. GAAP. As of March 31, 2023 and December 31, 2022, we had $0.1 million in unrealized gains, net of tax, related to these bonds as a component of accumulated other comprehensive loss in our Consolidated Balance Sheets.

In the three-month period ended June 30, 2021, we were notified by a customer in our Manufactured Products segment that it was suspending a contract that was substantially complete. Specific to this contract, we billed and received $10 million of accounts receivable in the first quarter of 2023. As of March 31, 2023, we had outstanding contract assets of approximately $20 million for the contract and contract liabilities of $5.6 million prepaid for storage of components. As of December 31, 2022, we had outstanding contract assets of approximately $19 million for the contract and contract liabilities of $0.6 million prepaid for storage of components. We are in discussions with the customer concerning the timing of remaining payments. We continue to believe that we will realize these contract assets at their book values, although we can provide no assurance as to the timing of receipt of the remaining payments.

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

Share-Based Compensation. Annually, the Compensation Committee granted restricted units of our common stock to certain of our key executives and employees and restricted common stock to our nonemployee directors. The restricted stock units granted to our key executives and key employees generally vest in full on the third anniversary of the award date, conditional on continued employment through such vesting date. The restricted stock unit grants can vest pro rata over three years, provided the individual meets certain age and years-of-service requirements. The grants of restricted stock to our nonemployee directors were scheduled to vest in full on the first anniversary of the award date, conditional upon continued service as a director, except for the 2023 grant to one director who is expected to retire from our board of directors as of the date of our annual meeting of shareholders in May 2023, which will vest upon his retirement. Each grantee of shares of restricted stock is deemed to be the record owner of those shares during the restriction period, with the right to vote and receive any dividends on those shares. The restricted stock units outstanding have no voting or dividend rights.

For each of the restricted stock units granted in 2021 through March 31, 2023, at the earlier of three years after grant or at termination of employment or service, the grantee will be issued one share of our common stock for each unit vested. As of March 31, 2023 and December 31, 2022, respective totals of 2,434,013 and 2,535,807 shares of restricted stock and restricted stock units were outstanding.

We estimate that share-based compensation cost not yet recognized related to shares of restricted stock or restricted stock units, based on their grant-date fair values, was $21 million as of March 31, 2023. This expense is being recognized on a graded-vesting basis over three years for awards attributable to individuals meeting certain age and years-of-service requirements, and on a straight-line basis over the applicable vesting period of one or three years for the other awards.

Share Repurchase Plan. In December 2014, our Board of Directors approved a share repurchase program under which we may repurchase up to 10 million shares of our common stock on a discretionary basis. Under the program, which has no expiration date, we had repurchased 2.0 million shares for $100 million through December 31, 2015. We have not repurchased any shares under this plan since 2015 and are not obligated to make any future repurchases. We account for the shares we hold in treasury under the cost method, at average cost.

9.        BUSINESS SEGMENT INFORMATION

We are a global technology company delivering engineered services and products and robotic solutions to the offshore energy, defense, aerospace, manufacturing and entertainment industries.

Our Energy business leverages our asset base and capabilities for providing services and products for offshore energy operations, inclusive of the offshore renewable energy market. Our Energy segments are:

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
◦diving services;
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

There are no differences in the basis of segmentation or in the basis of measurement of segment profit or loss from those used in our consolidated financial statements for the year ended December 31, 2022.

The table that follows presents revenue, income (loss) from operations and depreciation and amortization expense, by business segment:

	Three Months Ended
(in thousands)	Mar 31, 2023	Mar 31, 2022	Dec 31, 2022
Revenue
Energy
Subsea Robotics	$169,161	$127,989	$167,387
Manufactured Products	112,939	82,692	100,174
Offshore Projects Group	104,307	97,397	122,476
Integrity Management & Digital Solutions	60,083	56,570	55,411
Total Energy	446,490	364,648	445,448
Aerospace and Defense Technologies	90,497	81,511	90,775
Total	$536,987	$446,159	$536,223
Income (Loss) from Operations
Energy
Subsea Robotics	$33,654	$11,552	$43,689
Manufactured Products	11,280	2,643	6,132
Offshore Projects Group	5,514	666	10,745
Integrity Management & Digital Solutions	3,082	3,508	4,866
Total Energy	53,530	18,369	65,432
Aerospace and Defense Technologies	8,496	11,844	10,320
Unallocated Expenses	(35,276)	(31,252)	(33,575)
Total	$26,750	$(1,039)	$42,177
Depreciation and Amortization
Energy
Subsea Robotics	$14,940	$19,001	$15,139
Manufactured Products	3,044	3,072	2,915
Offshore Projects Group	7,128	7,297	7,024
Integrity Management & Digital Solutions	858	1,030	840
Total Energy	25,970	30,400	25,918
Aerospace and Defense Technologies	653	656	705
Unallocated Expenses	1,198	963	1,218
Total	$27,821	$32,019	$27,841

We determine Income (Loss) from Operations for each business segment before interest income or expense, other income (expense) and provision for income taxes. We do not consider an allocation of these items to be practical.

Depreciation and Amortization

Depreciation expense on property and equipment, reflected in Depreciation and Amortization, was $26 million, $30 million and $26 million in the three-month periods ended March 31, 2023 and 2022 and December 31, 2022, respectively.

Amortization expense on long-lived intangible assets, reflected in Depreciation and Amortization, was $1.7 million, $1.6 million and $1.7 million in the three-month periods ended March 31, 2023 and 2022 and December 31, 2022, respectively.

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements we make in this quarterly report on Form 10-Q are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements include, without limitation, statements regarding our expectations about:
•increased costs to operate our business, including the availability and increased costs of chartered vessels;
•future demand, order intake and business activity levels, including for firm workload and spot charters;
•the collectability of accounts receivable and realizability of contract assets at the amounts reflected on our most-recent balance sheet;
•the backlog of our Manufactured Products segment, to the extent backlog may be an indicator of future revenue or productivity;
•tax refunds, including under the U.S. Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and the expected timing thereof;
•our cash tax payments and projected capital expenditures for 2023;
•the adequacy of our liquidity, cash flows and capital resources to support our operations and internally generated growth initiatives;
•the condition of debt markets, our possible future debt repurchases and future disclosures regarding the same;
•shares that may be repurchased under our share repurchase plan;
•our expectations about the balance between energy transition and energy security;
•seasonality; and
•industry conditions.

These forward-looking statements are subject to various risks, uncertainties and assumptions, including those we have referred to under the heading “Risk Factors” in Item 1A of this report and under the headings “Risk Factors” and “Cautionary Statement Concerning Forward-Looking Statements” in Part I of our annual report on Form 10-K for the year ended December 31, 2022. Although we believe that the expectations reflected in such forward-looking statements are reasonable, because of the inherent limitations in the forecasting process, as well as the relatively volatile nature of the industries in which we operate, we can give no assurance that those expectations will prove to have been correct. Accordingly, evaluation of our future prospects must be made with caution when relying on forward-looking information.

The following discussion should be read in conjunction with “Management's Discussion and Analysis of Financial Condition and Results of Operations” included in our annual report on Form 10-K for the year ended December 31, 2022.

Overview of our Results

Our diluted earnings (loss) per share for the three-month period ended March 31, 2023 were $0.04, as compared to $0.23 in the immediately preceding quarter and $(0.19) for the corresponding period of the prior year. Our operating results for the three months ended March 31, 2023, combined with current bid activity levels, support continued recovery in our offshore markets. Consolidated first quarter 2023 revenue was essentially flat as compared to the fourth quarter of 2022 with revenue increases in our Manufactured Products and Integrity Management and Digital Solutions (“IMDS”) segments, due in part to the ongoing improvement in our offshore markets, being offset by a seasonal revenue decline in our Offshore Projects Group (“OPG”) segment. As compared to the first quarter of 2022, consolidated first quarter 2023 revenue was up by over 20%, led by significant revenue increases in our Manufactured Products and Subsea Robotics segments.

Consistent with recent years, our cash balance declined during the first quarter. We utilized $43 million of cash in operating activities along with $11 million of cash for maintenance capital expenditures and $6.8 million for growth capital expenditures in the first quarter of 2023. These items were the largest contributors to our $64 million cash reduction during the first quarter of 2023.

Results of Operations

We operate in five business segments. Our segments are contained within two businesses—services and products provided primarily to the oil and gas industry, and to a lesser extent, the mobility solutions and offshore renewables industries, among others (“Energy”), and services and products provided to non-energy industries (ADTech). Our four business segments within the Energy business are Subsea Robotics, Manufactured Products, OPG and IMDS. We report our ADTech business as one segment. Our Unallocated Expenses are those not associated with a specific business segment.

Consolidated revenue and profitability information are as follows:

	Three Months Ended
(dollars in thousands)	Mar 31, 2023	Mar 31, 2022	Dec 31, 2022
Revenue	$536,987	$446,159	$536,223
Gross Margin	77,565	45,480	90,102
Gross Margin %	14%	10%	17%
Operating Income (Loss)	26,750	(1,039)	42,177
Operating Income (Loss) %	5%	—%	8%

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

Energy

The primary focus of our Energy business over the last several years has been toward instituting operational efficiency programs to leverage our asset base and capabilities for providing services and products for offshore energy operations and subsea completions, as well as the offshore renewables energy market.

The table that follows sets out revenue and profitability for the business segments within our Energy business. In the Subsea Robotics section of the table that follows, “ROV days available” includes all days from the first day that a remotely operated vehicle (“ROV”) is placed into service until the ROV is retired. All days in this period are considered available days, including periods when an ROV is undergoing maintenance or repairs. Our ROVs do not have scheduled maintenance or repair that requires significant time during which the ROVs are not available for utilization.

	Three Months Ended
(dollars in thousands)	Mar 31, 2023	Mar 31, 2022	Dec 31, 2022
Subsea Robotics
Revenue	$169,161	$127,989	$167,387
Gross Margin	44,631	21,958	54,013
Operating Income (Loss)	33,654	11,552	43,689
Operating Income (Loss) %	20%	9%	26%
ROV Days Available	22,500	22,500	23,000
ROV Days Utilized	14,228	11,842	14,350
ROV Utilization	63%	53%	62%

Manufactured Products
Revenue	112,939	82,692	100,174
Gross Margin	19,754	11,002	14,744
Operating Income (Loss)	11,280	2,643	6,132
Operating Income (Loss) %	10%	3%	6%
Backlog at End of Period	446,000	334,000	467,000

Offshore Projects Group
Revenue	104,307	97,397	122,476
Gross Margin	13,024	7,737	17,548
Operating Income (Loss)	5,514	666	10,745
Operating Income (Loss) %	5%	1%	9%

Integrity Management & Digital Solutions
Revenue	60,083	56,570	55,411
Gross Margin	8,849	9,199	9,932
Operating Income (Loss)	3,082	3,508	4,866
Operating Income (Loss) %	5%	6%	9%

Total Energy
Revenue	$446,490	$364,648	$445,448
Gross Margin	86,258	49,896	96,237
Operating Income (Loss)	53,530	18,369	65,432
Operating Income (Loss) %	12%	5%	15%

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

	Three Months Ended
	Mar 31, 2023	Mar 31, 2022	Dec 31, 2022
ROV	77%	76%	77%

Other	23%	24%	23%

During the first quarter of 2023, Subsea Robotics operating income was significantly lower on a slight increase in revenue, as compared to the immediately preceding quarter. Operations during the first quarter of 2023 were sequentially lower due to the absence of accrual releases that benefited the fourth quarter of 2022 and higher ROV and survey maintenance and mobilization costs in the first quarter of 2023 in preparation for higher activity levels over the next several quarters. Subsea Robotics operating income for the first quarter of 2023 increased on higher revenue as compared to the corresponding period of the prior year, as a result of higher activity levels for ROV and tooling, including an increase in both days on hire and fleet utilization, along with the positive impact of new contract pricing and improved utilization.

Fleet utilization was 63% in the three-month period ended March 31, 2023 as compared to 62% and 53% for the three-month periods ended December 31, 2022 and March 31, 2022, respectively. For the three-month period ended March 31, 2023, fewer available working days resulted in a slight decline in ROV days on hire when compared to the immediately preceding quarter. Our ROV fleet use during the first quarter of 2023 was 65% in drill support and 35% in vessel-based activity, which is the same as in the fourth quarter of 2022. We retired one of our conventional work-class ROV systems and replaced it with one upgraded conventional work-class ROV system during the three months ended March 31, 2023, resulting in a total of 250 ROVs in our ROV fleet as of both March 31, 2023 and March 31, 2022.

Manufactured Products. Our Manufactured Products segment provides distribution systems such as production control umbilicals and connection systems made up of specialty subsea hardware, and provides turnkey solutions that include program management, engineering design, fabrication/assembly and installation of autonomous mobile robotic technology to industrial, manufacturing, healthcare, warehousing and commercial theme park markets.

Our Manufactured Products operating results in the first quarter of 2023 improved significantly on higher revenue as compared to the immediately preceding quarter, primarily due to better cost absorption and favorable project mix within our energy businesses. Our Manufactured Products operating results were higher in the three-month period ended March 31, 2023 on increased revenue as compared to the corresponding period in the prior year. Revenue was higher in the first quarter of 2023 as compared to the first quarter of 2022 driven by increased order intake in 2022. Operating results were improved in the first quarter of 2023 as compared to the first quarter of 2022, primarily due to our ability to leverage our existing cost base.

Our Manufactured Products backlog was $446 million as of March 31, 2023 compared to $467 million as of December 31, 2022 and $334 million as of March 31, 2022. Our book-to-bill ratio was 1.27 for the trailing 12 months ended March 31, 2023, as compared to 1.39 for the year ended December 31, 2022 and 1.2 for the trailing 12 months ended March 31, 2022.

Offshore Projects Group. Our OPG segment provides a broad portfolio of integrated subsea project capabilities and solutions as follows:

•subsea installation and intervention, including riserless light well intervention (“RLWI”) services, inspection, maintenance and repair (“IMR”) services, principally in the U.S. Gulf of Mexico and offshore Angola, utilizing owned and chartered vessels;
•installation and workover control systems (“IWOCS”) and ROV workover control systems (“RWOCS”);
•diving services;
•decommissioning services;
•project management and engineering; and
•drill pipe riser services and systems and wellhead load relief solutions.

Our OPG operating results declined significantly in the first quarter of 2023 as compared to the immediately preceding quarter, on a decline in revenue, primarily due to lower seasonal pricing and vessel utilization in the Gulf of Mexico and higher diving-related costs in West Africa. Our OPG operating results were higher in the three months ended March 31, 2023 on increased revenue as compared to the corresponding period of the prior year, primarily due to first quarter of 2022 cost overruns on a project and lower-than-expected vessel utilization resulting from schedule changes that affected the timing of project work.

Integrity Management & Digital Solutions. Our IMDS segment provides asset integrity management, corrosion management, inspection and nondestructive testing services, principally to customers in the oil and gas, power generation and petrochemical industries. We perform these services on both onshore and offshore facilities, both topside and subsea. We also provide software, digital and connectivity solutions for the energy industry and software and analytical solutions for the bulk cargo maritime industry.

Our IMDS operating results for the first quarter of 2023 were lower, on increased revenue, as compared to the immediately preceding quarter. The first quarter of 2023 revenue increase resulted from expanded scopes being added to several projects. The first quarter of 2023 operating results were lower as compared to the immediately preceding quarter due to a fourth quarter of 2022 benefit associated with efficient personnel management for the full year of 2022. IMDS operating results for the three-month period ended March 31, 2023 as compared to the corresponding period of the prior year were slightly lower on increased revenue, primarily due to higher activity levels in the first quarter of 2023 on slightly higher fixed costs.

Aerospace and Defense Technologies. Our ADTech segment provides government services and products, including engineering and related manufacturing in defense and space exploration activities, principally to U.S. government agencies and their prime contractors.

Revenue, gross margin and operating income (loss) information for our ADTech segment are as follows:

	Three Months Ended
(dollars in thousands)	Mar 31, 2023	Mar 31, 2022	Dec 31, 2022
Revenue	$90,497	$81,511	$90,775
Gross Margin	15,100	16,870	16,402
Operating Income (Loss)	8,496	11,844	10,320
Operating Income (Loss) %	9%	15%	11%

Our ADTech segment operating results for the first quarter of 2023 declined as compared to the immediately preceding quarter, on relatively flat revenue, due to higher costs on several projects in our defense subsea business. ADTech operating results for the three-month period ended March 31, 2023 were lower when compared to the corresponding period of the prior year on higher revenue due to a change in project mix resulting in lower margins.

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

The following table sets forth our Unallocated Expenses for the periods indicated:

	Three Months Ended
(dollars in thousands)	Mar 31, 2023	Mar 31, 2022	Dec 31, 2022
Gross margin expenses	$(23,793)	$(21,286)	(22,537)
% of revenue	4%	5%	4%
Operating expenses	(35,276)	(31,252)	(33,575)
Operating expenses % of revenue	7%	7%	6%

Our unallocated operating expenses for the first quarter of 2023 were higher as compared to the immediately preceding quarter as performance-based compensation expenses in the fourth quarter of 2022 were reduced based on our expected level of results relative to our plan targets. Our Unallocated operating expenses for the first quarter of 2023 were higher as compared to the corresponding period of the prior year primarily due to increased accruals in 2023 for incentive-based compensation along with higher information technology costs.

Other

The following table sets forth our significant financial statement items below the income (loss) from operations line.

	Three Months Ended
(in thousands)	Mar 31, 2023	Mar 31, 2022	Dec 31, 2022
Interest income	$4,466	$796	$2,749
Interest expense	(9,283)	(9,443)	(9,601)
Equity in income (losses) of unconsolidated affiliates	639	294	599
Other income (expense), net	78	444	(816)
Provision (benefit) for income taxes	18,590	10,262	11,980

Interest income for the three months ended March 31, 2023 as compared to the three months ended December 31, 2022 and March 31, 2022 increased primarily due to higher interest rates.

In addition to interest on borrowings, interest expense includes amortization of loan costs and interest rate swap settlements, fees for lender commitments under our senior secured revolving credit agreement and fees for standby letters of credit and bank guarantees that banks issue on our behalf for performance bonds, bid bonds and self-insurance requirements.

Foreign currency transaction gains and losses are the principal component of other income (expense), net. In the three-month periods ended March 31, 2023 and 2022, we incurred foreign currency transaction gains (losses) of $0.3 million and $0.4 million, respectively. The currency gains (losses) in the 2023 and 2022 periods were primarily related to increasing (declining) exchange rates for the Angolan kwanza relative to the U.S. dollar. We could incur further foreign currency exchange gains (losses) due to foreign currency exchange fluctuations.

Our tax provision is based on (1) our earnings for the period and other factors affecting the tax provision and (2) the operations of foreign branches and subsidiaries that are subject to local income and withholding taxes. Factors that affect our tax rate include our profitability levels in general and the geographical mix of our results. The effective tax rate for the three-month periods ended March 31, 2023 and 2022 was different than the U.S. federal statutory rate of 21%, primarily due to the geographical mix of revenue and earnings, changes in valuation allowances and uncertain tax positions, and other discrete items. We do not believe a comparison of the effective tax rate for the three-month periods ending March 31, 2023 and 2022 is meaningful. We continue to make an assertion to indefinitely reinvest the unrepatriated earnings of any foreign subsidiary that would incur material tax consequences upon the distribution of such earnings.

We have outstanding refunds of $20 million under the CARES Act, which are classified as other noncurrent assets on our balance sheet as of March 31, 2023 and December 31, 2022.  While the exact timing of the receipt of these refunds remains uncertain, we do not anticipate receiving any portion of these refunds in 2023.

Our income tax payments for the full year of 2023 are estimated to be in the range of $60 million to $65 million, which includes taxes incurred in countries that impose tax on the basis of in-country revenue, without regard to the profitability of such operations.
Liquidity and Capital Resources

We consider our liquidity and capital resources adequate to support our operations, capital commitments and strategic growth initiatives. Our ability to generate substantial cash flow over the last several years has allowed us to grow our cash balance to address the pending maturity of the 2024 Senior Notes (as defined below). As of March 31, 2023, we had working capital of $730 million, including cash and cash equivalents of $505 million. Additionally, as of March 31, 2023, we had $215 million of unused commitments through our senior secured revolving credit agreement (“Revolving Credit Agreement”) that we entered into in April 2022, which is further described below. Availability under the Revolving Credit Facility may be limited by certain financial covenants and the requirement that any borrowing under the Revolving Credit Facility not require the granting of any liens to secure the 2024 Notes or the 2028 Notes (as defined below). The indentures governing the 2024 Notes and the 2028 Notes generally limit our ability to incur secured debt for borrowed money (such as borrowings under the Revolving Credit Facility) to 15% of our Consolidated Net Tangible Assets (as defined in such indentures).

On March 19, 2023, following the intervention of the Swiss Federal Department of Finance, the Swiss National Bank and the Swiss Financial Market Supervisory Authority (“FINMA”), Credit Suisse Group AG (“Credit Suisse”) and UBS Group AG (“UBS”) entered into a merger agreement with UBS as the surviving entity. As a result, Credit Suisse has been replaced as a lender under our Revolving Credit Facility and, as of the date hereof, UBS has not informed us of any development that would affect the underlying Credit Suisse commitments under the Revolving Credit Agreement.

Our nearest maturity of indebtedness is our $400 million aggregate principal amount of the 4.650% Senior Notes due in November 2024 (the “2024 Senior Notes”). In 2021, we repurchased $100 million in aggregate principal amount of the 2024 Senior Notes in open-market transactions. We may, from time to time, complete additional limited repurchases of the 2024 Notes, via open-market or privately negotiated repurchase transactions or otherwise, prior to their maturity date. We can provide no assurances as to the timing of any such additional repurchases or whether we will complete any such repurchases at all. We do not intend to disclose further information regarding any such repurchase transactions, except to the extent required in our subsequent periodic filings on Forms 10-K or 10-Q, or unless otherwise required by applicable law.

Cash flows for the three months ended March 31, 2023 and 2022 are summarized as follows:

	Three Months Ended
(in thousands)	Mar 31, 2023	Mar 31, 2022
Changes in Cash:
Net Cash Used in Operating Activities	$(42,919)	$(80,501)
Net Cash Used in Investing Activities	(15,690)	(19,283)
Net Cash Used in Financing Activities	(4,936)	(2,202)
Effect of exchange rates on cash	(223)	1,891
Net Increase (Decrease) in Cash and Cash Equivalents	$(63,768)	$(100,095)

Operating activities

Our primary sources and uses of cash flows from operating activities for the three months ended March 31, 2023 and 2022 are as follows:

	Three Months Ended
(in thousands)	Mar 31, 2023	Mar 31, 2022
Cash Flows from Operating Activities:
Net income (loss)	$4,060	$(19,210)
Non-cash items, net	27,633	32,611
Accounts receivable and contract assets	(46,880)	(47,580)
Inventory	(13,235)	(8,578)
Current liabilities	6,247	(35,726)
Other changes	(20,744)	(2,018)
Net Cash Provided by (Used in) Operating Activities	$(42,919)	$(80,501)

The decrease in cash related to accounts receivable and contract assets in the three months ended March 31, 2023 reflects the timing of project milestones and customer payments. The decrease in cash related to inventory in the three months ended March 31, 2023 was primarily due to higher activity and related increases in our Manufactured Products inventory. The increase in cash related to current liabilities in the three months ended March 31, 2023 reflects the timing of vendor payments.

Investing activities

Our capital expenditures of $18 million were slightly lower during the first three months of 2023, as compared to $19 million in the first three months of 2022, primarily due to higher capital expenditures in 2022 for information technology systems.

For 2023, we expect our organic capital expenditures to total between $90 million to $110 million. This includes approximately $45 million to $50 million of maintenance capital expenditures and $45 million to $60 million of growth capital expenditures.

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

Financing activities

In the three months ended March 31, 2023 and 2022, we used $4.9 million and $2.2 million, respectively, of cash in financing activities primarily due to payment of tax withholding related to vesting of stock awards.

As of March 31, 2023, we had long-term debt in the principal amount of $700 million outstanding and $215 million of unused commitments under our Revolving Credit Agreement. As of March 31, 2023, we were in compliance with all of the covenants set forth in the credit agreement governing the Revolving Credit Agreement.

In November 2014, we completed the public offering of $500 million aggregate principal amount of the 2024 Senior Notes. We pay interest on the 2024 Senior Notes on May 15 and November 15 of each year. The 2024 Senior Notes are scheduled to mature on November 15, 2024.

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

Off-Balance Sheet Arrangements

We have not guaranteed any debt not reflected on our Consolidated Balance Sheets as of March 31, 2023, and we do not have any off-balance sheet arrangements, as defined by Securities and Exchange Commission's rules.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States. These principles require us to make various estimates, judgments and assumptions that affect the reported amounts in our financial statements and accompanying notes. We disclose our significant accounting policies in Notes to Consolidated Financial Statements—Note 1—“Summary of Major Accounting Policies” in this quarterly report and in our annual report on Form 10-K for the year ended December 31, 2022, in Part II. Item 7. “Financial Statements and Supplementary Data—Note 1—Summary of Major Accounting Policies.”

For information about our critical accounting policies and estimates, see Part II. Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our annual report on Form 10-K for the year ended December 31, 2022. As of March 31, 2023, there have been no material changes to the judgments, assumptions and estimates upon which our critical accounting policies and estimates are based.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain market risks arising from transactions we enter into in the normal course of business. These risks relate to interest rate changes and fluctuations in foreign exchange rates. Except for our exposure in Angola, we do not believe these risks are material. We have not entered into any market-risk-sensitive instruments for speculative or trading purposes. When we have a significant amount of borrowings, we typically manage our exposure to interest rate changes through the use of a combination of fixed- and floating-rate debt. See Note 6—“Debt” in the Notes to Consolidated Financial Statements included in this quarterly report for a description of our Revolving Credit Agreement and interest rates on our borrowings. We believe significant interest rate changes would not have a material near-term impact on our future earnings or cash flows.

Because we operate in various regions in the world, we conduct a portion of our business in currencies other than the U.S. dollar. The functional currency for most of our international operations is the applicable local currency. A stronger U.S. dollar against the United Kingdom pound sterling, the Norwegian kroner and the Brazilian real could result in lower operating income. We manage our exposure to changes in foreign exchange rates by primarily denominating our contracts and providing for collections from our customers in U.S. dollars or freely convertible currency and endeavoring to match our contract costs with the denominated contractual currency. We use the exchange rates in effect as of the balance sheet date to translate assets and liabilities when the functional currency is the local currency, resulting in translation adjustments that we reflect as accumulated other comprehensive income or loss in the equity section of our Consolidated Balance Sheets. We recorded net adjustments to our equity accounts of $(1.9) million and $9.9 million in the three-month periods ended March 31, 2023 and 2022, respectively. Negative adjustments reflect the net impact of the strengthening of the U.S. dollar against various foreign currencies for locations where the functional currency is not the U.S. dollar. Conversely, positive adjustments reflect the effect of a weakening U.S. dollar.

We recorded foreign currency transaction gains (losses) of $0.3 million and $0.4 million in the three-month periods ended March 31, 2023 and 2022, respectively. We recorded foreign currency transaction gains (losses) related to the Angolan kwanza as a component of other income (expense), net in our Consolidated Statements of Operations in those respective periods. Foreign currency transaction gains (losses) related to the Angolan kwanza of $0.5 million and $0.9 million in three-month periods ended March 31, 2023 and 2022, respectively, were primarily due to the remeasurement of our Angolan kwanza cash balances to U.S. dollars. Any conversion of cash balances from kwanza to U.S. dollars is controlled by the central bank in Angola. The Angolan kwanza strengthened in value in 2022 by 10%. During 2022, we did not repatriate any cash from Angola.

As of March 31, 2023 and December 31, 2022, we had the equivalent of approximately $3.9 million and $5.6 million, respectively, of kwanza cash balances in Angola reflected on our Consolidated Balance Sheets.

To mitigate our currency exposure risk in Angola, we have used kwanza to purchase equivalent Angolan central bank (Banco Nacional de Angola) bonds. The bonds are denominated as U.S. dollar equivalents, so that, upon payment of semi-annual interest and principal upon maturity, payment is made in kwanza, equivalent to the respective U.S. dollars at the then-current exchange rate. As of March 31, 2023 and December 31, 2022, we had $6.2 million of Angolan bonds on our Consolidated Balance Sheets. The bonds mature in 2023 and are classified as available-for-sale securities; accordingly, they are recorded in other current assets on our Consolidated Balance Sheets. We did not sell any of our Angolan bonds in the three-month periods ended March 31, 2023 and 2022.

We estimated the fair market value of the Angolan bonds to be $6.4 million as of March 31, 2023 and December 31, 2022, respectively, using quoted market prices. Since the market for the Angolan bonds is not an active market, the fair value of the Angolan bonds is classified within Level 2 in the fair value hierarchy under U.S. GAAP. As of March 31, 2023 and December 31, 2022, we had $0.1 in unrealized gains, net of tax, related to these bonds as a component of accumulated other comprehensive loss on our Consolidated Balance Sheets.

Item 4.        Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2023 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There has been no change in our internal control over financial reporting that occurred during the three months ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.Legal Proceedings

For information regarding legal proceedings, see the discussion under the caption “Litigation” in Note 7—“Commitments and Contingencies” in the Notes to Consolidated Financial Statements included in this report, which discussion we incorporate by reference into this Item.

Item 1A.    Risk Factors

With the exception of the following, there have been no other material changes in our risk factors from those disclosed in Part I, Item 1A, of our annual report on Form 10-K for the year ended December 31, 2022.

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

Item 6.         Exhibits

Index to Exhibits
			Registration or File Number	Form of Report	Report Date	Exhibit Number
*	3.01	Restated Certificate of Incorporation	1-10945	10-K	Dec. 2000	3.01
*	3.02	Certificate of Amendment to Restated Certificate of Incorporation	1-10945	8-K	May 2008	3.1
*	3.03	Certificate of Amendment to Restated Certificate of Incorporation	1-10945	8-K	May 2014	3.1
*	3.04	Amended and Restated Bylaws	1-10945	8-K	Aug. 2020	3.01
*	10.01†	Form of 2023 Restricted Stock Unit Agreement	1-10945	8-K	Feb. 2023	10.1
*	10.02†	Form of 2023 Performance Unit Agreement	1-10945	8-K	Feb. 2023	10.2
*	10.03†	Form of 2023 Nonemployee Director Restricted Stock Agreement	1-10945	8-K	Feb. 2023	10.3
*	10.04†	2023 Nonemployee Director Restricted Stock Agreement	1-10945	8-K	Feb. 2023	10.4
*	10.05†	2023 Annual Cash Bonus Award Program Summary	1-10945	8-K	Feb. 2023	10.5
	31.01	Rule 13a – 14(a)/15d – 14(a) certification of principal executive officer
	31.02	Rule 13a – 14(a)/15d – 14(a) certification of principal financial officer
	32.01	Section 1350 certification of principal executive officer
	32.02	Section 1350 certification of principal financial officer
	101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
	101.SCH	XBRL Taxonomy Extension Schema Document
	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
	101.LAB	XBRL Taxonomy Extension Label Linkbase Document
	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
	104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
	*	Exhibit previously filed with the Securities and Exchange Commission, as indicated, and incorporated herein by reference.
	†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

April 28, 2023	/S/ RODERICK A. LARSON
Date	Roderick A. Larson
President and Chief Executive Officer
(Principal Executive Officer)

April 28, 2023	/S/ ALAN R. CURTIS
Date	Alan R. Curtis
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

April 28, 2023	/S/ WITLAND J. LEBLANC, JR.
Date	Witland J. LeBlanc, Jr.
Vice President and Chief Accounting Officer
(Principal Accounting Officer)