Form 10-Q
period 2023-06-30
OCEANEERING INTERNATIONAL INC
filed 2023-07-28
CIK 73756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 30, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
☐ Yes   ☑ No
Number of shares of Common Stock outstanding as of July 21, 2023: 100,779,554

Oceaneering International, Inc.
Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	Jun 30, 2023	Dec 31, 2022
(in thousands, except share data)
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$504,019	$568,745
Accounts receivable, net	369,841	296,554
Contract assets, net	215,006	184,847
Inventory, net	208,827	184,375
Other current assets	77,628	62,539
Total Current Assets	1,375,321	1,297,060
Property and equipment, at cost	2,446,047	2,435,840
Less accumulated depreciation	2,019,993	1,997,391
Net property and equipment	426,054	438,449
Other Assets:
Goodwill	34,062	34,339
Other noncurrent assets	102,218	122,224
Right-of-use operating lease assets	227,213	139,611
Total other assets	363,493	296,174
Total Assets	$2,164,868	$2,031,683
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$151,062	$148,018
Accrued liabilities	344,961	307,446
Contract liabilities	119,021	112,950
Total current liabilities	615,044	568,414
Long-term debt	700,404	700,973
Long-term operating lease liabilities	212,538	151,842
Other long-term liabilities	85,400	84,650
Commitments and contingencies
Equity:
Common stock, par value $0.25 per share; 360,000,000 shares authorized; 110,834,088 shares issued	27,709	27,709
Additional paid-in capital	127,552	155,858
Treasury stock; 10,054,534 and 10,574,563 shares, at cost	(575,773)	(605,553)
Retained earnings	1,350,916	1,327,854
Accumulated other comprehensive loss	(384,985)	(386,127)
Oceaneering shareholders' equity	545,419	519,741
Noncontrolling interest	6,063	6,063
Total equity	551,482	525,804
Total Liabilities and Equity	$2,164,868	$2,031,683

The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2023	2022	2023	2022
Revenue	$597,910	$524,031	$1,134,897	$970,190
Cost of services and products	496,830	447,990	956,252	848,669
Gross margin	101,080	76,041	178,645	121,521
Selling, general and administrative expense	51,881	53,191	102,696	99,710
Income (loss) from operations	49,199	22,850	75,949	21,811
Interest income	4,154	767	8,620	1,563
Interest expense	(9,517)	(9,619)	(18,800)	(19,062)
Equity in income (losses) of unconsolidated affiliates	479	318	1,118	612
Other income (expense), net	(5,846)	583	(5,768)	1,027
Income (loss) before income taxes	38,469	14,899	61,119	5,951
Provision (benefit) for income taxes	19,467	11,179	38,057	21,441
Net Income (Loss)	$19,002	$3,720	$23,062	$(15,490)

Weighted-average shares outstanding
Basic	100,776	100,256	100,610	100,110
Diluted	102,004	101,430	102,017	100,110
Earnings (loss) per share
Basic	$0.19	$0.04	$0.23	$(0.15)
Diluted	$0.19	$0.04	$0.23	$(0.15)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Net income (loss)	$19,002	$3,720	$23,062	$(15,490)
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	3,123	(31,026)	1,177	(21,155)
Change in unrealized gains for available-for-sale debt securities (1)	(35)	(641)	(35)	(641)
Total other comprehensive income (loss)	3,088	(31,667)	1,142	(21,796)
Comprehensive income (loss)	$22,090	$(27,947)	$24,204	$(37,286)

(1)	There is no income tax expense or benefit associated with the three and six months ended June 30, 2023 and 2022, due to an offsetting valuation allowance.

The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
(in thousands)	2023	2022
Cash Flows from Operating Activities:
Net income (loss)	$23,062	$(15,490)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	53,867	62,879
Deferred income tax provision (benefit)	(871)	140
Net loss (gain) on sales of property and equipment	74	(2,828)
Noncash compensation	6,814	5,051
Noncash impact of lease accounting	(3,282)	(983)
Excluding the effects of acquisitions, increase (decrease) in cash from:
Accounts receivable and contract assets	(103,446)	(105,397)
Inventory	(24,452)	(15,562)
Other operating assets	2,306	(6,576)
Currency translation effect on working capital, excluding cash	(996)	(3,657)
Current liabilities	22,390	(28,422)
Other operating liabilities	2,066	(13,637)
Total adjustments to net income (loss)	(45,530)	(108,992)
Net Cash Provided by (Used in) Operating Activities	(22,468)	(124,482)
Cash Flows from Investing Activities:
Purchases of property and equipment	(40,736)	(35,814)
Distributions of capital from unconsolidated affiliates	2,520	134
Proceeds from sale of property and equipment	4	3,585
Other investing activities	1,346	(3,000)
Net Cash Provided by (Used in) Investing Activities	(36,866)	(35,095)
Cash Flows from Financing Activities:
Other financing activities	(5,340)	(2,062)
Net Cash Provided by (Used in) Financing Activities	(5,340)	(2,062)
Effect of exchange rates on cash	(52)	(8,063)
Net Increase (Decrease) in Cash and Cash Equivalents	(64,726)	(169,702)
Cash and Cash Equivalents—Beginning of Period	568,745	538,114
Cash and Cash Equivalents—End of Period	$504,019	$368,412

The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Oceaneering Shareholders' Equity	Non-controlling Interest	Total Equity
(in thousands)
Balance, December 31, 2022	$27,709	$155,858	$(605,553)	$1,327,854	$(386,127)	$519,741	$6,063	$525,804
Net income (loss)	—	—	—	4,060	—	4,060	—	4,060
Other comprehensive income (loss)	—	—	—	—	(1,946)	(1,946)	—	(1,946)
Restricted stock unit activity	—	(26,963)	25,351	—	—	(1,612)	—	(1,612)
Restricted stock activity	—	(3,884)	3,884	—	—	—	—	—
Balance, March 31, 2023	27,709	125,011	(576,318)	1,331,914	(388,073)	520,243	6,063	526,306
Net income (loss)	—	—	—	19,002	—	19,002	—	19,002
Other comprehensive income (loss)	—	—	—	—	3,088	3,088	—	3,088
Restricted stock unit activity	—	2,807	279	—	—	3,086	—	3,086
Restricted stock activity	—	(266)	266	—	—	—	—	—
Balance, June 30, 2023	$27,709	$127,552	$(575,773)	$1,350,916	$(384,985)	$545,419	$6,063	$551,482

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Oceaneering Shareholders' Equity	Non-controlling Interest	Total Equity
(in thousands)
Balance, December 31, 2021	$27,709	$173,608	$(631,811)	$1,301,913	$(366,458)	$504,961	$6,063	$511,024
Net income (loss)	—	—	—	(19,210)	—	(19,210)	—	(19,210)
Other comprehensive income (loss)	—	—	—	—	9,871	9,871	—	9,871
Restricted stock unit activity	—	(19,082)	19,452	—	—	370	—	370
Restricted stock activity	—	(6,466)	6,466	—	—	—	—	—
Balance, March 31, 2022	27,709	148,060	(605,893)	1,282,703	(356,587)	495,992	6,063	502,055
Net income (loss)	—	—	—	3,720	—	3,720	—	3,720
Other comprehensive income (loss)	—	—	—	—	(31,667)	(31,667)	—	(31,667)
Restricted stock unit activity	—	2,479	141	—	—	2,620	—	2,620
Balance, June 30, 2022	$27,709	$150,539	$(605,752)	$1,286,423	$(388,254)	$470,665	$6,063	$476,728

The accompanying Notes are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    SUMMARY OF MAJOR ACCOUNTING POLICIES

Basis of Presentation. Oceaneering International, Inc. (“Oceaneering,” “we” “our” or “us”) has prepared these unaudited consolidated financial statements pursuant to instructions for quarterly reports on Form 10-Q, which we are required to file with the United States Securities and Exchange Commission (the “SEC”). These financial statements do not include all information and footnotes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). These financial statements reflect all adjustments that we believe are necessary to present fairly our financial position as of June 30, 2023, and our results of operations and cash flows for the periods presented. Except as otherwise disclosed herein, all such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in our annual report on Form 10-K for the year ended December 31, 2022. The results for interim periods are not necessarily indicative of annual results.
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
We consider macroeconomic conditions when assessing our credit risk exposure, including any impacts from the COVID-19 pandemic and new variants thereof, the Russia-Ukraine conflict and volatility in the financial services industry and the oil and natural gas markets and the effect thereof on our customers and various counterparties. We have determined the impacts to our credit loss expense are de minimis for the three- and six-month periods ended June 30, 2023 and 2022.
As of June 30, 2023, our allowance for credit losses was $2.2 million for accounts receivable and $0.3 million for other receivables. As of December 31, 2022, our allowance for credit losses was $2.0 million for accounts receivable and $0.3 million for other receivables. Our allowance for credit losses increased in the six months ended

June 30, 2023, as compared to the same period in the prior year primarily due to corresponding increases in revenue and accounts receivable.
Financial assets are written off when deemed uncollectible and there is no reasonable expectation of recovering the contractual cash flows. During the three- and six-month periods ended June 30, 2023, we did not write off any financial assets.
Accounts receivable are considered to be past due after the end of the contractual terms agreed to with the customer. There were no material past due amounts that we consider uncollectible for our financial assets as of June 30, 2023. We generally do not require collateral from our customers.
Inventory. Inventory is valued at the lower of cost or net realizable value. We determine cost using the weighted-average method. We periodically review the value of items in inventory and record write-downs or write-offs of inventory based on our assessment of market conditions. Write-downs and write-offs are charged to cost of services and products. We did not record any write-downs or write-offs of inventory in the three- and six-month periods ended June 30, 2023 and 2022.
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
We capitalize interest on assets where the construction period is anticipated to be more than three months. We did not capitalize interest in the three- and six-month periods ended June 30, 2023 and 2022. We do not allocate general administrative costs to capital projects.
Long-lived intangible assets, primarily acquired in connection with business combinations, include trade names, intellectual property and customer relationships and are being amortized over their respective estimated useful lives.
Our management periodically, and upon the occurrence of a triggering event, reviews the realizability of our property and equipment, long-lived intangible assets and right-of-use operating lease assets to determine whether any events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable. For long-lived assets to be held and used, we base our evaluation on impairment indicators such as the nature of the assets, the future economic benefits of the assets, any historical or future profitability measurements and other external market conditions or factors that may be present. If such impairment indicators are present or other factors exist that indicate that the carrying amount of an asset may not be recoverable, we determine whether an impairment has occurred through the use of an undiscounted cash flows analysis of the asset at the lowest level for which identifiable cash flows exist. If an impairment has occurred, we recognize a loss for the difference between the carrying amount and the fair value of the asset. We did not identify indicators of impairment for property and equipment, long-lived intangible assets or right-of-use operating lease assets for the three- and six-month periods ended June 30, 2023 and 2022.
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
In our annual evaluation of goodwill, we perform a qualitative or quantitative impairment test. Under the qualitative approach, if we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we are required to perform the quantitative analysis to determine the fair value for the reporting unit. We then compare the fair value of the reporting unit with its carrying amount and recognize an impairment loss for the amount by which the carrying amount exceeds the fair value of the reporting unit. The loss recognized should not exceed the total amount of goodwill allocated to the reporting unit. We also consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. We did not identify indicators of impairment for goodwill for the three- and six-month periods ended June 30, 2023 and 2022.
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
We apply judgment in the determination and allocation of transaction price to performance obligations, and the subsequent recognition of revenue, based on the facts and circumstances of each contract. We routinely review estimates related to our contracts and, when required, reflect revisions to profitability in earnings immediately. If an element of variable consideration has the potential for a significant future reversal of revenue, we will constrain that variable consideration to a level intended to remove the potential future reversal. If a current estimate of total contract cost indicates an ultimate loss on a contract, we recognize the projected loss in full when we determine it. During the three- and six-month periods ended June 30, 2023, we recognized projected losses of $2.9 million for entertainment business contracts in our Manufactured Products segment. During the three- and six-month periods ended June 30, 2022, we recognized projected losses of $2.5 million for contracts in our Manufactured Products segment. There could be significant adjustments to overall contract costs in the future, due to changes in facts and circumstances.
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
Foreign Currency Translation. The functional currency for most of our foreign subsidiaries is the applicable local currency. Results of operations for foreign subsidiaries with functional currencies other than the U.S. dollar are translated into U.S. dollars using average exchange rates during the period. Assets and liabilities of these foreign subsidiaries are translated into U.S. dollars using the exchange rates in effect as of the balance sheet date, and the resulting translation adjustments are recognized, net of tax, in accumulated other comprehensive income (loss) as a component of shareholders' equity. All foreign currency transaction gains and losses are recognized currently in the Consolidated Statements of Operations. We recorded $(4.9) million and $(4.6) million of foreign currency transaction gains (losses) in the three- and six-month periods ended June 30, 2023, respectively. We recorded $0.9 million and $1.3 million of foreign currency transaction gains (losses) in the three- and six-month periods ended June 30, 2022, respectively. Those amounts are included as a component of other income (expense), net in our Consolidated Statement of Operations.

2.    ACCOUNTING STANDARDS UPDATE

There are no new accounting standards issued in the six months ended June 30, 2023, that would have a material impact on our consolidated financial statements.

3.    REVENUE

Revenue by Category

The following tables present revenue disaggregated by business segment, geographical region, and timing of transfer of goods or services.

	Three Months Ended		Six Months Ended
(in thousands)	Jun 30, 2023	Jun 30, 2022	Jun 30, 2023	Jun 30, 2022
Business Segment:
Energy
Subsea Robotics	$186,512	$157,123	$355,673	$285,112
Manufactured Products	124,882	105,456	237,821	188,148
Offshore Projects Group	130,547	116,457	234,854	213,854
Integrity Management & Digital Solutions	63,166	59,438	123,249	116,008
Total Energy	505,107	438,474	951,597	803,122
Aerospace and Defense Technologies	92,803	85,557	183,300	167,068
Total	$597,910	$524,031	$1,134,897	$970,190

Geographic Operating Areas:
Foreign:
Africa	$78,247	$67,910	$161,975	$131,319
Asia and Australia	57,690	49,544	110,584	99,105
United Kingdom	54,268	46,131	94,633	84,888
Norway	48,508	47,911	93,448	93,188
Brazil	47,993	37,951	88,608	68,302
Other	43,848	21,120	69,021	44,168
Total Foreign	330,554	270,567	618,269	520,970
United States	267,356	253,464	516,628	449,220
Total	$597,910	$524,031	$1,134,897	$970,190

Timing of Transfer of Goods or Services:
Revenue recognized over time	$557,968	$484,722	$1,053,452	$901,725
Revenue recognized at a point in time	39,942	39,309	81,445	68,465
Total	$597,910	$524,031	$1,134,897	$970,190

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

The following table provides information about contract assets and contract liabilities from contracts with customers.

	Six months ended
(in thousands)	Jun 30, 2023	Jun 30, 2022
Total contract assets, beginning of period	$184,847	$164,847
Revenue accrued	1,077,338	915,969
Amounts billed	(1,047,179)	(892,144)
Total contract assets, end of period	$215,006	$188,672

Total contract liabilities, beginning of period	$112,950	$88,175
Deferrals of milestone payments	65,465	24,084
Recognition of revenue for goods and services	(59,394)	(55,696)
Total contract liabilities, end of period	$119,021	$56,563

Performance Obligations

As of June 30, 2023, the aggregate amount of the transaction price allocated to remaining performance obligations that were unsatisfied (or partially unsatisfied) was $368 million. In arriving at this value, we have used two expedients available to us and are not disclosing amounts in relation to performance obligations: (1) that are part of contracts with an original expected duration of one year or less; or (2) on contracts where we recognize revenue in line with the billing. Of this amount, we expect to recognize revenue of $288 million over the next 12 months, $76 million within the next 24 months and we expect to recognize substantially all of the remaining balance of $3.3 million within the next 36 months.
In our Manufactured Products and ADTech segments, we have long-term contracts that extend beyond one year, and these make up the majority of the performance obligations balance reported as of June 30, 2023. We also have shorter-term product contracts with an expected original duration of one year or less that have been excluded.
Where appropriate, we have made estimates within the transaction price of elements of variable consideration within the contracts and constrained those amounts to a level where we consider it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. The amount of revenue recognized in the three- and six-month periods ended June 30, 2023 and 2022, that was associated with performance obligations completed or partially completed in prior periods was not significant.
As of June 30, 2023, there were no significant outstanding liability balances for refunds or returns due to the nature of our contracts and the services and products we provide. Our warranties are limited to assurance warranties that are of a standard length and are not considered to be material rights. The majority of our contracts consist of a single performance obligation. When there are multiple obligations, we look for observable evidence of stand-alone selling prices on which to base the allocation. This involves judgment as to the appropriateness of the observable evidence relating to the facts and circumstances of the contract. If we do not have observable evidence, we estimate stand-alone selling prices by taking a cost-plus-margin approach, using typical margins from the type of product or service, customer and regional geography involved.

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

Costs to fulfill a contract primarily consist of certain mobilization costs incurred to provide services or products to our customers. These costs are deferred and amortized over the period of contract performance. The closing balance of costs to fulfill a contract was $7.4 million and $10 million as of June 30, 2023, and December 31, 2022, respectively. For the three- and six-month periods ended June 30, 2023, we recorded amortization expense of $1.6 million and $2.8 million, respectively. For the three- and six-month periods ended June 30, 2022, we recorded amortization expense of $1.3 million and $3.1 million, respectively. No impairment costs were recognized.

4.    INCOME TAXES

Our tax provision is based on (1) our earnings for the period and other factors affecting the tax provision and (2) the operations of foreign branches and subsidiaries that are subject to local income and withholding taxes. Factors that affect our tax rate include our profitability levels in general and the geographical mix of our results. The effective tax rate for the three- and six-month periods ended June 30, 2023 and 2022, was different than the U.S. federal statutory rate of 21%, primarily due to the geographical mix of revenue and earnings, changes in valuation allowances and uncertain tax positions, and other discrete items. We do not believe a comparison of the effective tax rate for the three- and six-month periods ended June 30, 2023 and 2022, is meaningful. We continue to make an assertion to indefinitely reinvest the unrepatriated earnings of any foreign subsidiary that would incur material tax consequences upon the distribution of such earnings.

During the three-month period ended June 30, 2023, we received refunds of $23 million, including interest of $1.7 million which was recorded as a tax benefit, under the U.S. Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The outstanding refund of $20 million was classified as other noncurrent assets on our balance sheet as of December 31, 2022.
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
We have accrued a net total of $16 million and $11 million in other long-term liabilities on our consolidated balance sheet for worldwide unrecognized tax liabilities as of June 30, 2023, and December 31, 2022, respectively. We account for any applicable interest and penalties related to uncertain tax positions as a component of our provision for income taxes in our consolidated financial statements. Changes in our management's judgment related to those liabilities would affect our effective income tax rate in the periods of change.
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

5.    SELECTED BALANCE SHEET INFORMATION
The following is information regarding selected balance sheet accounts:

(in thousands)	Jun 30, 2023	Dec 31, 2022
Inventory:
Manufactured Products	$98,613	$91,896
Subsea Robotics	91,639	81,701
Other inventory	18,575	10,778
Total	$208,827	$184,375

Other current assets:
Prepaid expenses	$71,259	$56,170
Angolan bonds	6,369	6,369
Total	$77,628	$62,539

Accrued liabilities:
Payroll and related costs	$130,852	$122,380
Accrued job costs	62,658	57,310
Income taxes payable	44,320	44,966
Current operating lease liability	46,119	19,580
Accrued interest	9,819	10,180
Other	51,193	53,030
Total	$344,961	$307,446

6.    DEBT
The following table presents information about long-term debt:

(in thousands)	Jun 30, 2023	Dec 31, 2022
4.650% Senior Notes due 2024	$400,000	$400,000
6.000% Senior Notes due 2028	300,000	300,000
Interest rate swap settlements	3,248	4,371
Unamortized debt issuance costs	(2,844)	(3,398)
Long-term debt	$700,404	$700,973

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

We may redeem some or all of the 2024 Senior Notes and 2028 Senior Notes (collectively, the “Senior Notes”) at specified redemption prices. In the three- and six-month periods ended June 30, 2023 and 2022, we did not repurchase any of the Senior Notes.

On April 8, 2022, we entered into a senior secured revolving credit agreement with a group of banks (the “Revolving Credit Agreement”) that will mature in April 2026, or 91 days prior to the maturity date of the 2024 Senior Notes if either we have not prepaid such notes by such date or our Liquidity (as defined in the Revolving Credit Agreement) is less than $175 million on such date. The Revolving Credit Agreement includes a $215 million revolving credit facility (the “Revolving Credit Facility”) with a $100 million sublimit for the issuance of letters of credit. Our obligations under the Revolving Credit Agreement are guaranteed by certain of our wholly owned subsidiaries and are secured by first priority liens on certain of our assets and those of the guarantors, including, among other things, intellectual property, inventory, accounts receivable, equipment and equity interests in subsidiaries. As of June 30, 2023, we had no borrowings outstanding under the Revolving Credit Facility and no letters of credit outstanding under the Revolving Credit Agreement.

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

The Revolving Credit Agreement includes financial covenants that are tested on a quarterly basis, based on the rolling four-quarter period that ends on the last day of each fiscal quarter. The maximum permitted Consolidated Net Leverage Ratio was initially 4.00 to 1.00 and will decrease to 3.25 to 1.00 during the term of the Revolving Credit Facility. As of June 30, 2023, the Consolidated Net Leverage Ratio was 3.50 to 1.00. The minimum Consolidated Interest Coverage Ratio (as defined in the Revolving Credit Agreement) is 3.00 to 1.00 throughout the term of the Revolving Credit Facility. Availability under the Revolving Credit Facility may be limited by these financial covenants and the requirement that any borrowing under the Revolving Credit Facility not require the granting of any liens to secure the 2024 Notes or the 2028 Notes. The indentures governing the 2024 Notes and the 2028 Notes generally limit our ability to incur secured debt for borrowed money (such as borrowings under the Revolving Credit Facility) to 15% of our Consolidated Net Tangible Assets (as defined in such indentures). As of June 30, 2023, the full $215 million was available to borrow under the Revolving Credit Facility. In addition, the Revolving Credit Agreement contains various covenants that we believe are customary for agreements of this nature, including, but not limited to, restrictions on our ability and the ability of each of our subsidiaries to incur debt, grant liens, make certain investments, make distributions, merge or consolidate, sell assets and enter into certain restrictive agreements. As of June 30, 2023, we were in compliance with all of the covenants set forth in the Revolving Credit Agreement.

We had two interest rate swaps in place relating to a total of $200 million of the 2024 Senior Notes for the period to November 2024. The agreements swapped the fixed interest rate of 4.65% on $100 million of the 2024 Senior Notes to the floating rate of one-month LIBOR plus 2.426% and on another $100 million to one-month LIBOR plus 2.823%. In March 2020, we settled both interest rate swaps with the counterparty for cash proceeds of $13 million. The settlement resulted in a $13 million increase to our long-term debt balance that will be amortized to interest expense prospectively through the maturity date for the 2024 Senior Notes using the effective interest method. As a result, we amortized $0.5 million and $1.1 million to interest expense for the three- and six-month periods ended June 30, 2023, respectively, and $0.5 million and $1.1 million to interest expense for the three- and six-month periods ended June 30, 2022, respectively.

We incurred $6.9 million and $4.2 million of issuance costs related to the 2024 Senior Notes and the 2028 Senior Notes, respectively, and $3.9 million of loan costs related to the Revolving Credit Agreement. These costs, net of accumulated amortization, are included as a reduction of long-term debt on our Consolidated Balance Sheets, as they pertain to the Senior Notes, and in other noncurrent assets, as they pertain to the Revolving Credit Agreement. We are amortizing these costs to interest expense through the respective maturity dates for the Senior Notes and the Revolving Credit Agreement using the straight-line method, which approximates the effective interest rate method. As a result, we amortized $0.6 million and $1.1 million to interest expense for the three- and six-month periods ended June 30, 2023, respectively, and $0.7 million and $1.0 million to interest expense for the three- and six-month periods ended June 30, 2022, respectively.

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

We estimated the aggregate fair market value of the Senior Notes to be $675 million as of June 30, 2023, based on quoted prices. Since the market for the Senior Notes is not an active market, the fair value of the Senior Notes is classified within Level 2 in the fair value hierarchy under U.S. GAAP (inputs other than quoted prices in active markets for similar assets and liabilities that are observable or can be corroborated by observable market data for substantially the full terms for the assets or liabilities).

Foreign currency gains (losses) related to the Angolan kwanza of $(6.5) million and $1.2 million in the three-month periods ended June 30, 2023 and 2022, respectively, and $(6.0) million and $2.1 million in the six-month periods ended June 30, 2023 and 2022, respectively, were primarily related to increasing (declining) exchange rates for the Angolan kwanza relative to the U.S. dollar. We recorded foreign currency transaction gains (losses) related to the Angolan kwanza as a component of other income (expense), net in our Consolidated Statements of Operations.

Any conversion of cash balances from kwanza to U.S. dollars is controlled by the central bank in Angola. As of June 30, 2023, and December 31, 2022, we had the equivalent of approximately $4.4 million and $5.6 million, respectively, of kwanza cash balances in Angola reflected on our Consolidated Balance Sheets.

To mitigate our currency exposure risk in Angola, we have used kwanza to purchase equivalent Angolan central bank (Banco Nacional de Angola) bonds. The bonds are denominated as U.S. dollar equivalents, so that, upon payment of semi-annual interest and principal upon maturity, payment is made in kwanza, equivalent to the respective U.S. dollars at the then-current exchange rate. As of June 30, 2023, and December 31, 2022, we had $6.2 million, respectively, of U.S. dollar equivalent Angolan bonds. These bonds mature in September 2023 and are classified as available-for-sale securities; accordingly, they are recorded at fair market value in other current assets in our Consolidated Balance Sheets. We did not sell any of our remaining Angolan bonds in the three- and six-month periods ended June 30, 2023 and 2022.

We estimated the fair market value of the Angolan bonds to be $6.4 million as of June 30, 2023, and December 31, 2022, using quoted market prices. Since the market for the Angolan bonds is not an active market, the fair value of the Angolan bonds is classified within Level 2 in the fair value hierarchy under U.S. GAAP. As of June 30, 2023, and December 31, 2022, we had $0.1 million in unrealized gains, net of tax, related to these bonds as a component of accumulated other comprehensive loss in our Consolidated Balance Sheets.

In the three-month period ended June 30, 2021, we were notified by a customer in our Manufactured Products segment that it was suspending a contract that was substantially complete. Specific to this contract, we billed and received $11 million of accounts receivable during the first six months of 2023. As of June 30, 2023, we had outstanding contract assets of approximately $20 million for the contract and no contract liabilities. As of December 31, 2022, we had outstanding contract assets of approximately $19 million for the contract and contract liabilities of $0.6 million prepaid for storage of components. We are in discussions with the customer concerning the timing of remaining payments. We continue to believe that we will realize these contract assets at their book values, although we can provide no assurance as to the timing of receipt of the remaining payments.

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

Share-Based Compensation. Annually, the Compensation Committee grants restricted units of our common stock to certain of our key executives and employees and restricted common stock to our nonemployee directors. The restricted stock units granted to our key executives and key employees generally vest in full on the third anniversary of the award date, conditional on continued employment through such vesting date. The restricted stock unit grants can vest pro rata over three years, provided the individual meets certain age and years-of-service requirements. The grants of restricted stock to our nonemployee directors generally vest in full on the first anniversary of the award date, conditional upon continued service as a director, except for the 2023 grant to one director who retired from our board of directors as of the date of our annual meeting of shareholders in May 2023, which restricted stock grant vested on that date. Each grantee of shares of restricted stock is deemed to be the record owner of those shares during the restriction period, with the right to vote and receive any dividends on those shares. The restricted stock units outstanding have no voting or dividend rights.

For each of the restricted stock units granted in 2021 through June 30, 2023, at the earlier of three years after grant or at termination of employment or service, the grantee will be issued one share of our common stock for each unit vested. As of June 30, 2023, and December 31, 2022, respective totals of 2,386,799 and 2,535,807 shares of restricted stock and restricted stock units were outstanding.

We estimate that share-based compensation cost not yet recognized related to shares of restricted stock or restricted stock units, based on their grant-date fair values, was $17 million as of June 30, 2023. This expense is being recognized on a graded-vesting basis over three years for awards attributable to individuals meeting certain age and years-of-service requirements, and on a straight-line basis over the applicable vesting period of one or three years for the other awards.

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

•Integrity Management & Digital Solutions—Our Integrity Management & Digital Solutions (“IMDS”) segment provides the following:
◦asset integrity management services;
◦software and analytical solutions for the maritime industry; and
◦software, digital and connectivity solutions for the energy industry.

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

The following table presents revenue, income (loss) from operations and depreciation and amortization expense, by business segment:

	Three Months Ended			Six Months Ended
(in thousands)	Jun 30, 2023	Jun 30, 2022	Mar 31, 2023	Jun 30, 2023	Jun 30, 2022
Revenue
Energy
Subsea Robotics	$186,512	$157,123	$169,161	$355,673	$285,112
Manufactured Products	124,882	105,456	112,939	237,821	188,148
Offshore Projects Group	130,547	116,457	104,307	234,854	213,854
Integrity Management & Digital Solutions	63,166	59,438	60,083	123,249	116,008
Total Energy	505,107	438,474	446,490	951,597	803,122
Aerospace and Defense Technologies	92,803	85,557	90,497	183,300	167,068
Total	$597,910	$524,031	$536,987	$1,134,897	$970,190
Income (Loss) from Operations
Energy
Subsea Robotics	$42,227	$25,938	$33,654	$75,881	$37,490
Manufactured Products	10,607	(1,365)	11,280	21,887	1,278
Offshore Projects Group	17,132	17,535	5,514	22,646	18,201
Integrity Management & Digital Solutions	3,844	3,436	3,082	6,926	6,944
Total Energy	73,810	45,544	53,530	127,340	63,913
Aerospace and Defense Technologies	11,357	8,961	8,496	19,853	20,805
Unallocated Expenses	(35,968)	(31,655)	(35,276)	(71,244)	(62,907)
Total	$49,199	$22,850	$26,750	$75,949	$21,811
Depreciation and Amortization
Energy
Subsea Robotics	$13,356	$17,531	$14,940	$28,296	$36,532
Manufactured Products	3,013	3,020	3,044	6,057	6,092
Offshore Projects Group	6,976	7,107	7,128	14,104	14,404
Integrity Management & Digital Solutions	939	1,034	858	1,797	2,064
Total Energy	24,284	28,692	25,970	50,254	59,092
Aerospace and Defense Technologies	632	821	653	1,285	1,477
Unallocated Expenses	1,130	1,347	1,198	2,328	2,310
Total	$26,046	$30,860	$27,821	$53,867	$62,879

We determine Income (Loss) from Operations for each business segment before interest income or expense, other income (expense) and provision for income taxes. We do not consider an allocation of these items to be practical.

Depreciation and Amortization

Depreciation expense on property and equipment, reflected in Depreciation and Amortization, was $24 million, $29 million and $26 million in the three-month periods ended June 30, 2023 and 2022, and March 31, 2023, respectively, and $50 million and $59 million in the six-month periods ended June 30, 2023 and 2022, respectively.

Amortization expense on long-lived intangible assets, reflected in Depreciation and Amortization, was $1.8 million, $1.9 million and $1.7 million in the three-month periods ended June 30, 2023 and 2022, and March 31, 2023, respectively, and $3.5 million and $3.5 million in the six-month periods ended June 30, 2023 and 2022, respectively.

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
•tax refunds and the expected timing thereof;
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

Overview of our Results

Our diluted earnings (loss) per share for the three- and six-month periods ended June 30, 2023, were $0.19 and $0.23, respectively, as compared to $0.04 in the immediately preceding quarter and $0.04 and $(0.15), respectively, for the corresponding periods of the prior year. Our second quarter 2023 results increased significantly as compared to the first quarter of 2023, despite being partially offset by negative impacts from higher project costs in our entertainment business and project delays in our Offshore Projects Group (“OPG”) segment. During the second quarter of 2023, all of our operating segments generated higher revenue as compared to the immediately preceding quarter and, with the exception of our Manufactured Products segment, each of our operating segments reported operating income growth, led by the increases in our OPG and Subsea Robotics segments.

In the six-month period ended June 30, 2023, we utilized $22 million of cash in operating activities along with $25 million of cash for maintenance capital expenditures and $16 million for growth capital expenditures. These items were the largest contributors to our $65 million cash reduction during the first six months of 2023.

Results of Operations

We operate in five business segments. Our segments are contained within two businesses—services and products provided primarily to the oil and gas industry, and to a lesser extent, the mobility solutions and offshore renewables industries, among others (“Energy”), and services and products provided to non-energy industries (Aerospace and Defense Technologies (“ADTech”)). Our four business segments within the Energy business are Subsea Robotics, Manufactured Products, OPG and Integrity Management & Digital Solutions (“IMDS”). We report our ADTech business as one segment. Our Unallocated Expenses are those not associated with a specific business segment.

Consolidated revenue and profitability information are as follows:

	Three Months Ended			Six Months Ended
(dollars in thousands)	Jun 30, 2023	Jun 30, 2022	Mar 31, 2023	Jun 30, 2023	Jun 30, 2022
Revenue	$597,910	$524,031	$536,987	$1,134,897	$970,190
Gross Margin	101,080	76,041	77,565	178,645	121,521
Gross Margin %	17%	15%	14%	16%	13%
Operating Income (Loss)	49,199	22,850	26,750	75,949	21,811
Operating Income (Loss) %	8%	4%	5%	7%	2%

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

Energy

The primary focus of our Energy business over the last several years has been toward instituting operational efficiency programs that leverage our asset base and capabilities for providing services and products for offshore energy operations and subsea completions, as well as the offshore renewables energy market.

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

	Three Months Ended			Six Months Ended
(dollars in thousands)	Jun 30, 2023	Jun 30, 2022	Mar 31, 2023	Jun 30, 2023	Jun 30, 2022
Subsea Robotics
Revenue	$186,512	$157,123	$169,161	$355,673	$285,112
Gross Margin	53,204	37,004	44,631	97,835	58,962
Operating Income (Loss)	42,227	25,938	33,654	75,881	37,490
Operating Income (Loss) %	23%	17%	20%	21%	13%
ROV Days Available	22,750	22,750	22,500	45,250	45,250
ROV Days Utilized	16,032	14,631	14,228	30,260	26,473
ROV Utilization	70%	64%	63%	67%	59%

Manufactured Products
Revenue	124,882	105,456	112,939	237,821	188,148
Gross Margin	19,020	7,918	19,754	38,774	18,920
Operating Income (Loss)	10,607	(1,365)	11,280	21,887	1,278
Operating Income (Loss) %	8%	(1)%	10%	9%	1%
Backlog at End of Period	418,000	335,000	446,000	418,000	335,000

Offshore Projects Group
Revenue	130,547	116,457	104,307	234,854	213,854
Gross Margin	24,602	25,441	13,024	37,626	33,178
Operating Income (Loss)	17,132	17,535	5,514	22,646	18,201
Operating Income (Loss) %	13%	15%	5%	10%	9%

Integrity Management & Digital Solutions
Revenue	63,166	59,438	60,083	123,249	116,008
Gross Margin	10,264	9,222	8,849	19,113	18,421
Operating Income (Loss)	3,844	3,436	3,082	6,926	6,944
Operating Income (Loss) %	6%	6%	5%	6%	6%

Total Energy
Revenue	$505,107	$438,474	$446,490	$951,597	$803,122
Gross Margin	107,090	79,585	86,258	193,348	129,481
Operating Income (Loss)	73,810	45,544	53,530	127,340	63,913
Operating Income (Loss) %	15%	10%	12%	13%	8%

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

	Three Months Ended			Six Months Ended
	Jun 30, 2023	Jun 30, 2022	Mar 31, 2023	Jun 30, 2023	Jun 30, 2022
ROV	78%	77%	77%	78%	77%

Other	22%	23%	23%	22%	23%

During the second quarter of 2023, Subsea Robotics operating income increased significantly on higher revenue as compared to the immediately preceding quarter, primarily due to healthy demand for ROV and tooling services being slightly offset by some project delays and related vessel preparation costs in our survey business. Subsea Robotics operating income for the three- and six-month periods ended June 30, 2023, increased as compared to the corresponding periods of the prior year on higher revenue, as a result of increased days on hire and higher average revenue per day in the first half of 2023.

For the three-month period ended June 30, 2023, days on hire were higher when compared to the immediately preceding quarter due to increases for both drill support and vessel-based services. Fleet utilization was 70% in the three-month period ended June 30, 2023, as compared to 64% for the corresponding period of the prior year and 63% for the immediately preceding quarter. Fleet utilization increased to 67% for the six-month period ended June 30, 2023, from 59% for the six-month period ended June 30, 2022. We retired three of our conventional work-class ROV systems and replaced them with three upgraded conventional work-class ROV systems during the six months ended June 30, 2023, resulting in a total of 250 ROVs in our ROV fleet as of both June 30, 2023 and 2022.

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

Our Manufactured Products operating results in the second quarter of 2023 were slightly lower on higher revenue as compared to the immediately preceding quarter. For the three-month period ended June 30, 2023, revenue increased as compared to the immediately preceding quarter primarily due to the receipt of certain umbilical materials in the second quarter of 2023 that did not contribute to operating results in the same period. Operating results declined modestly as compared to the immediately preceding quarter due to project losses in our entertainment business offsetting the positive energy-related manufacturing performance. Manufactured Products operating results increased for the three- and six-month periods ended June 30, 2023, on higher revenue as compared to the corresponding periods of the prior year primarily due to strong order intake in the second half of 2022 leading to increased utilization in 2023.

Our Manufactured Products backlog was $418 million as of June 30, 2023, compared to $467 million as of December 31, 2022, and $335 million as of June 30, 2022. Our book-to-bill ratio was 1.19 for the trailing 12 months ended June 30, 2023, as compared to 1.39 for the year ended December 31, 2022, and 1.25 for the trailing 12 months ended June 30, 2022.

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

Our OPG revenue and operating results were significantly higher in the second quarter of 2023 as compared to the immediately preceding quarter, primarily due to greater activity and utilization across all geographic regions partially offset by certain planned installation work in the Gulf of Mexico shifting into the third quarter of 2023. Our OPG operating results were relatively flat on higher revenue in the three months ended June 30, 2023, compared to the corresponding period of the prior year, primarily due to increased activity and utilization in the U.K. and Asia-Pacific regions in the second quarter of 2023. Our OPG revenue and operating results improved in the six months ended June 30, 2023, as compared to the corresponding period of the prior year, primarily due to higher levels of activity and utilization across all geographic regions in the first half of 2023.

Integrity Management & Digital Solutions. Our IMDS segment provides asset integrity management, corrosion management, inspection and nondestructive testing services, principally to customers in the oil and gas, power generation and petrochemical industries. We perform these services on onshore and offshore facilities, both topside and subsea. We also provide software, digital and connectivity solutions for the energy industry and software and analytical solutions for the maritime industry.

Our IMDS operating results for the second quarter of 2023 were higher on increased revenue, as compared to the immediately preceding quarter primarily due to an increase in scope on several international projects. IMDS operating results for the three-month period ended June 30, 2023, as compared to the corresponding period of the prior year, were higher primarily on increased activity levels. IMDS operating results for the six-month period ended June 30, 2023, were relatively flat on increased revenue, as compared to the corresponding period of the prior year primarily due to increased activity in the U.K. and Asia-Pacific regions partially offset by lower activity in the Gulf of Mexico.

Aerospace and Defense Technologies. Our ADTech segment provides government services and products, including engineering and related manufacturing in defense and space exploration activities, principally to U.S. government agencies and their prime contractors.

Revenue, gross margin and operating income (loss) information for our ADTech segment are as follows:

	Three Months Ended			Six Months Ended
(dollars in thousands)	Jun 30, 2023	Jun 30, 2022	Mar 31, 2023	Jun 30, 2023	Jun 30, 2022
Revenue	$92,803	$85,557	$90,497	$183,300	$167,068
Gross Margin	17,675	15,744	15,100	32,775	32,614
Operating Income (Loss)	11,357	8,961	8,496	19,853	20,805
Operating Income (Loss) %	12%	10%	9%	11%	12%

Our ADTech segment operating results for the second quarter of 2023 increased as compared to the immediately preceding quarter on higher revenue. These improved results were due to higher costs on several projects in our defense subsea business in the first quarter of 2023 that were not replicated in the second quarter of 2023. ADTech operating results for the three-month period ended June 30, 2023, were higher when compared to the corresponding period of the prior year, on increased revenue primarily due to delays in certain projects in the second quarter of 2022 where we incurred pre-contract costs. Our ADTech operating results for the six-month period ended June 30, 2023, decreased on higher levels of revenue when compared to the corresponding period of the prior year, primarily due to higher project costs on several projects in our defense subsea business in the first quarter of 2023.

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

The following table sets forth our Unallocated Expenses for the periods indicated:

	Three Months Ended			Six Months Ended
(dollars in thousands)	Jun 30, 2023	Jun 30, 2022	Mar 31, 2023	Jun 30, 2023	Jun 30, 2022
Gross margin expenses	$(23,685)	$(19,288)	(23,793)	$(47,478)	$(40,574)
% of revenue	4%	4%	4%	4%	4%
Operating expenses	(35,968)	(31,655)	(35,276)	(71,244)	(62,907)
Operating expenses % of revenue	6%	6%	7%	6%	6%

Our unallocated operating expenses for the second quarter of 2023 remained relatively flat as compared to the immediately preceding quarter. Our Unallocated operating expenses for the three- and six-month periods ended June 30, 2023, were higher as compared to the corresponding periods of the prior year primarily due to increased accruals in 2023 for incentive-based compensation.

Other

The following table sets forth our significant financial statement items below the income (loss) from operations line.

	Three Months Ended			Six Months Ended
(in thousands)	Jun 30, 2023	Jun 30, 2022	Mar 31, 2023	Jun 30, 2023	Jun 30, 2022
Interest income	$4,154	$767	$4,466	$8,620	$1,563
Interest expense	(9,517)	(9,619)	(9,283)	(18,800)	(19,062)
Equity in income (losses) of unconsolidated affiliates	479	318	639	1,118	612
Other income (expense), net	(5,846)	583	78	(5,768)	1,027
Provision (benefit) for income taxes	19,467	11,179	18,590	38,057	21,441

Interest income for the three- and six-month periods ended June 30, 2023, as compared to the three- and six-month periods ended June 30, 2022, increased primarily due to higher interest rates and increased average amounts of cash invested.

In addition to interest on borrowings, interest expense includes amortization of loan costs and interest rate swap settlements, fees for lender commitments under our senior secured revolving credit agreement and fees for standby letters of credit and bank guarantees that banks issue on our behalf for performance bonds, bid bonds and self-insurance requirements.

Foreign currency transaction gains and losses are the principal component of other income (expense), net. In the three-month periods ended June 30, 2023 and 2022, we incurred foreign currency transaction gains (losses) of $(4.9) million and $0.9 million, respectively. In the six-month periods ended June 30, 2023 and 2022, we incurred foreign currency transaction gains (losses) of $(4.6) million and $1.3 million, respectively. The currency gains (losses) in the 2023 and 2022 periods were primarily related to increasing (declining) exchange rates for the Angolan kwanza relative to the U.S. dollar. We could incur further foreign currency transaction gains (losses) due to foreign currency exchange fluctuations.

Our tax provision is based on (1) our earnings for the period and other factors affecting the tax provision and (2) the operations of foreign branches and subsidiaries that are subject to local income and withholding taxes. Factors that affect our tax rate include our profitability levels in general and the geographical mix of our results. The effective tax rate for the three- and six-month periods ended June 30, 2023 and 2022, was different than the U.S. federal statutory rate of 21%, primarily due to the geographical mix of revenue and earnings, changes in valuation allowances and uncertain tax positions, and other discrete items. We do not believe a comparison of the effective tax rate for the three- and six-month periods ended June 30, 2023 and 2022, is meaningful. We continue to make an assertion to indefinitely reinvest the unrepatriated earnings of any foreign subsidiary that would incur material tax consequences upon the distribution of such earnings.

During the three-month period ended June 30, 2023, we received refunds of $23 million, including interest of $1.7 million which was recorded as a tax benefit, under the U.S. Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The outstanding refund of $20 million was classified as other noncurrent assets on our balance sheet as of December 31, 2022.

Our income tax payments, excluding the aforementioned CARES Act refund we received in the second quarter of 2023, for the full year of 2023 are estimated to be in the range of $65 million to $70 million, which includes taxes incurred in countries that impose tax on the basis of in-country revenue, without regard to the profitability of such operations.

Liquidity and Capital Resources

We consider our liquidity and capital resources adequate to support our operations, capital commitments and strategic growth initiatives. Our ability to generate substantial cash flow over the last several years has allowed us to grow our cash balance to address the pending maturity of the 2024 Senior Notes (as defined below). As of June 30, 2023, we had working capital of $760 million, including cash and cash equivalents of $504 million. Additionally, as of June 30, 2023, we had $215 million of unused commitments through our senior secured revolving credit agreement (the “Revolving Credit Agreement”) that we entered into in April 2022, which is further described below. Availability under the Revolving Credit Facility may be limited by certain financial covenants and the requirement that any borrowing under the Revolving Credit Facility not require the granting of any liens to secure the 2024 Notes or the 2028 Notes (as defined below). The indentures governing the 2024 Notes and the 2028 Notes generally limit our ability to incur secured debt for borrowed money (such as borrowings under the Revolving Credit Facility) to 15% of our Consolidated Net Tangible Assets (as defined in such indentures).

On March 19, 2023, following the intervention of the Swiss Federal Department of Finance, the Swiss National Bank and the Swiss Financial Market Supervisory Authority (“FINMA”), Credit Suisse Group AG (“Credit Suisse”) and UBS Group AG (“UBS”) entered into a merger agreement with UBS as the surviving entity. As a result, UBS is now a lender under our Revolving Credit Facility and, as of the date hereof, has not informed us of any development that would affect the underlying Credit Suisse commitments under the Revolving Credit Agreement.

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

We have several deepwater vessels under a mix of short-term charters where we can see firm workload and spot charters as market opportunities arise, along with four long-term charters that began in 2022. During the second quarter of 2023, we entered into two new long-term charters for deepwater vessels that will begin in the third quarter of 2023 and the first quarter of 2024. We also entered into a contract that will begin in the fourth quarter of 2023 to extend the charter for one of the deepwater vessels we currently utilize. These contracts increased our future contractual obligations for operating lease liabilities by $23 million in 2023, $138 million in the years 2024 and 2025 combined and $53 million in the years 2026 and 2027 combined. There have been no other material changes in our contractual obligations from those disclosed in Part II. Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations”, of our annual report on Form 10-K for the year ended December 31, 2022. With the current market conditions, we may add additional chartered vessels throughout the year to align with our strategy that balances vessel cost, availability and capability to capture work. We expect to do this through the continued utilization of a mix of short-term, spot and long-term charters.

Cash flows for the six months ended June 30, 2023 and 2022, are summarized as follows:

	Six Months Ended
(in thousands)	Jun 30, 2023	Jun 30, 2022
Changes in Cash:
Net Cash Provided by (Used in) Operating Activities	$(22,468)	$(124,482)
Net Cash Used in Investing Activities	(36,866)	(35,095)
Net Cash Used in Financing Activities	(5,340)	(2,062)
Effect of exchange rates on cash	(52)	(8,063)
Net Increase (Decrease) in Cash and Cash Equivalents	$(64,726)	$(169,702)

Operating activities

Our primary sources and uses of cash flows from operating activities for the six months ended June 30, 2023 and 2022, are as follows:

	Six Months Ended
(in thousands)	Jun 30, 2023	Jun 30, 2022
Cash Flows from Operating Activities:
Net income (loss)	$23,062	$(15,490)
Non-cash items, net	56,602	64,259
Accounts receivable and contract assets	(103,446)	(105,397)
Inventory	(24,452)	(15,562)
Current liabilities	22,390	(28,422)
Other changes	3,376	(23,870)
Net Cash Provided by (Used in) Operating Activities	$(22,468)	$(124,482)

The decrease in cash related to accounts receivable and contract assets in the six months ended June 30, 2023, reflects the timing of project milestones and customer payments. The decrease in cash related to inventory in the six months ended June 30, 2023, was primarily due to higher activity and related increases in our Manufactured Products and Subsea Robotics inventory. The increase in cash related to current liabilities in the six months ended June 30, 2023, reflects the timing of vendor payments.

Investing activities

Our capital expenditures of $41 million were higher during the first six months of 2023, as compared to $36 million in the first six months of 2022, primarily due to increased capital expenditures in our Subsea Robotics segment.

For 2023, we expect our organic capital expenditures to total between $90 million to $110 million. This includes approximately $45 million to $50 million of maintenance capital expenditures and $45 million to $60 million of growth capital expenditures.

Financing activities

In the six months ended June 30, 2023 and 2022, we used $5.3 million and $2.1 million, respectively, of cash in financing activities primarily due to payment of tax withholding related to vesting of stock awards.

As of June 30, 2023, we had long-term debt in the principal amount of $700 million outstanding and $215 million of unused commitments under our Revolving Credit Agreement. As of June 30, 2023, we were in compliance with all the covenants set forth in the credit agreement governing the Revolving Credit Agreement.

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

Off-Balance Sheet Arrangements

We have not guaranteed any debt not reflected on our Consolidated Balance Sheets as of June 30, 2023, and we do not have any off-balance sheet arrangements, as defined by Securities and Exchange Commission's rules.

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

For information about our critical accounting policies and estimates, see Part II. Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our annual report on Form 10-K for the year ended December 31, 2022. As of June 30, 2023, there have been no material changes to the judgments, assumptions and estimates upon which our critical accounting policies and estimates are based.

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

Because we operate in various regions in the world, we conduct a portion of our business in currencies other than the U.S. dollar. The functional currency for most of our international operations is the applicable local currency. A stronger U.S. dollar against the United Kingdom pound sterling, the Norwegian kroner and the Brazilian real could result in lower operating income. We manage our exposure to changes in foreign exchange rates by primarily denominating our contracts and providing for collections from our customers in U.S. dollars or freely convertible currency and endeavoring to match our contract costs with the denominated contractual currency. We use the exchange rates in effect as of the balance sheet date to translate assets and liabilities when the functional currency is the local currency, resulting in translation adjustments that we reflect as accumulated other comprehensive income or loss in the equity section of our Consolidated Balance Sheets. We recorded net adjustments to our equity accounts of $3.1 million and $(31) million in the three-month periods ended June 30, 2023 and 2022, respectively, and $1.2 million and $(21) million in the six-month periods ended June 30, 2023 and 2022, respectively. Negative adjustments reflect the net impact of the strengthening of the U.S. dollar against various foreign currencies for locations where the functional currency is not the U.S. dollar. Conversely, positive adjustments reflect the effect of a weakening U.S. dollar.

We recorded foreign currency transaction gains (losses) of $(4.9) million and $0.9 million in the three-month periods ended June 30, 2023 and 2022, respectively, and $(4.6) million and $1.3 million in the six-month periods ended June 30, 2023 and 2022, respectively. We recorded foreign currency transaction gains (losses) related to the Angolan kwanza as a component of other income (expense), net in our Consolidated Statements of Operations in those respective periods. Foreign currency transaction gains (losses) related to the Angolan kwanza of $(6.5) million and $1.2 million in three-month periods ended June 30, 2023 and 2022, respectively, and $(6.0) million and $2.1 million in the six-month periods ended June 30, 2023 and 2022, respectively, were primarily due to the remeasurement of our Angolan kwanza cash balances to U.S. dollars.

The Angolan kwanza was devalued against the U.S. dollar by 39% in the six-month period ended June 30, 2023. Any conversion of cash balances from kwanza to U.S. dollars is controlled by the central bank in Angola. During 2023, we have not repatriated any cash from Angola. As of June 30, 2023, and December 31, 2022, we had the equivalent of approximately $4.4 million and $5.6 million, respectively, of kwanza cash balances in Angola reflected on our Consolidated Balance Sheets.

To mitigate our currency exposure risk in Angola, we have used kwanza to purchase equivalent Angolan central bank (Banco Nacional de Angola) bonds. The bonds are denominated as U.S. dollar equivalents, so that, upon payment of semi-annual interest and principal upon maturity, payment is made in kwanza, equivalent to the respective U.S. dollars at the then-current exchange rate. As of June 30, 2023, and December 31, 2022, we had $6.2 million, respectively, of Angolan bonds on our Consolidated Balance Sheets. The bonds mature in September 2023 and are classified as available-for-sale securities; accordingly, they are recorded in other current assets on our Consolidated Balance Sheets. We did not sell any of our Angolan bonds in the three- and six-month periods ended June 30, 2023.

We estimated the fair market value of the Angolan bonds to be $6.4 million as of June 30, 2023, and December 31, 2022, respectively, using quoted market prices. Since the market for the Angolan bonds is not an active market, the fair value of the Angolan bonds is classified within Level 2 in the fair value hierarchy under U.S. GAAP. As of June 30, 2023, and December 31, 2022, we had $0.1 million in unrealized gains, net of tax, related to these bonds as a component of accumulated other comprehensive loss on our Consolidated Balance Sheets.

Item 4.        Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2023, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There has been no change in our internal control over financial reporting that occurred during the three months ended June 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5.    Other Information

During the three-month period ended June 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.     Exhibits

Index to Exhibits
			Registration or File Number	Form of Report	Report Date	Exhibit Number
*	3.01	Restated Certificate of Incorporation	1-10945	10-K	Dec. 2000	3.01
*	3.02	Certificate of Amendment to Restated Certificate of Incorporation	1-10945	8-K	May 2008	3.1
*	3.03	Certificate of Amendment to Restated Certificate of Incorporation	1-10945	8-K	May 2014	3.1
*	3.04	Amended and Restated Bylaws	1-10945	8-K	Nov. 2022	3.01
	31.01	Rule 13a – 14(a)/15d – 14(a) certification of principal executive officer
	31.02	Rule 13a – 14(a)/15d – 14(a) certification of principal financial officer
	32.01	Section 1350 certification of principal executive officer
	32.02	Section 1350 certification of principal financial officer
	101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
	101.SCH	XBRL Taxonomy Extension Schema Document
	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
	101.LAB	XBRL Taxonomy Extension Label Linkbase Document
	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
	104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
	*	Exhibit previously filed with the Securities and Exchange Commission, as indicated, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

July 28, 2023	/S/ RODERICK A. LARSON
Date	Roderick A. Larson
President and Chief Executive Officer
(Principal Executive Officer)

July 28, 2023	/S/ ALAN R. CURTIS
Date	Alan R. Curtis
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

July 28, 2023	/S/ WITLAND J. LEBLANC, JR.
Date	Witland J. LeBlanc, Jr.
Vice President and Chief Accounting Officer
(Principal Accounting Officer)