Form 10-Q
period 2023-09-30
OCEANEERING INTERNATIONAL INC
filed 2023-10-27
CIK 73756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
N/A
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
☐ Yes   ☑ No
Number of shares of Common Stock outstanding as of October 20, 2023: 100,725,457

Oceaneering International, Inc.
Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	Sep 30, 2023	Dec 31, 2022
(in thousands, except share data)
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$556,427	$568,745
Accounts receivable, net	391,745	296,554
Contract assets, net	224,894	184,847
Inventory, net	208,200	184,375
Other current assets	77,324	62,539
Total Current Assets	1,458,590	1,297,060
Property and equipment, at cost	2,409,723	2,435,840
Less accumulated depreciation	1,987,903	1,997,391
Net property and equipment	421,820	438,449
Other Assets:
Goodwill	34,020	34,339
Other noncurrent assets	100,991	122,224
Right-of-use operating lease assets	297,028	139,611
Total other assets	432,039	296,174
Total Assets	$2,312,449	$2,031,683
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$154,797	$148,018
Accrued liabilities	374,773	307,446
Current portion of long-term debt	131,630	—
Contract liabilities	139,274	112,950
Total current liabilities	800,474	568,414
Long-term debt	568,471	700,973
Long-term operating lease liabilities	270,565	151,842
Other long-term liabilities	100,604	84,650
Commitments and contingencies
Equity:
Common stock, par value $0.25 per share; 360,000,000 shares authorized; 110,834,088 shares issued	27,709	27,709
Additional paid-in capital	129,808	155,858
Treasury stock; 10,048,022 and 10,574,563 shares, at cost	(575,400)	(605,553)
Retained earnings	1,380,728	1,327,854
Accumulated other comprehensive loss	(396,573)	(386,127)
Oceaneering shareholders' equity	566,272	519,741
Noncontrolling interest	6,063	6,063
Total equity	572,335	525,804
Total Liabilities and Equity	$2,312,449	$2,031,683

The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2023	2022	2023	2022
Revenue	$635,180	$559,671	$1,770,077	$1,529,861
Cost of services and products	520,483	463,917	1,476,735	1,312,586
Gross margin	114,697	95,754	293,342	217,275
Selling, general and administrative expense	56,768	48,879	159,464	148,589
Income (loss) from operations	57,929	46,875	133,878	68,686
Interest income	3,724	1,396	12,344	2,959
Interest expense	(9,802)	(9,552)	(28,602)	(28,614)
Equity in income (losses) of unconsolidated affiliates	498	496	1,616	1,108
Other income (expense), net	968	(1,222)	(4,800)	(195)
Income (loss) before income taxes	53,317	37,993	114,436	43,944
Provision (benefit) for income taxes	23,505	19,690	61,562	41,131
Net Income (Loss)	$29,812	$18,303	$52,874	$2,813

Weighted-average shares outstanding
Basic	100,780	100,259	100,667	100,160
Diluted	102,206	101,310	102,086	101,372
Earnings (loss) per share
Basic	$0.30	$0.18	$0.53	$0.03
Diluted	$0.29	$0.18	$0.52	$0.03

The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Net income (loss)	$29,812	$18,303	$52,874	$2,813
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	(11,483)	(20,889)	(10,306)	(42,044)
Change in unrealized gains for available-for-sale debt securities (1)	(105)	595	(140)	(46)
Total other comprehensive income (loss)	(11,588)	(20,294)	(10,446)	(42,090)
Comprehensive income (loss)	$18,224	$(1,991)	$42,428	$(39,277)

(1)	There is no income tax expense or benefit associated with the three and nine months ended September 30, 2023 and 2022, due to an offsetting valuation allowance.

The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
(in thousands)	2023	2022
Cash Flows from Operating Activities:
Net income (loss)	$52,874	$2,813
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	79,463	93,128
Deferred income tax provision (benefit)	(1,130)	603
Net loss (gain) on sales of property and equipment	65	(2,401)
Noncash compensation	9,239	7,413
Noncash impact of lease accounting	942	(64)
Excluding the effects of acquisitions, increase (decrease) in cash from:
Accounts receivable and contract assets	(135,237)	(130,023)
Inventory	(23,825)	(14,079)
Other operating assets	(2,841)	4,522
Currency translation effect on working capital, excluding cash	(1,225)	(4,690)
Current liabilities	61,015	14,562
Other operating liabilities	17,800	(10,367)
Total adjustments to net income (loss)	4,266	(41,396)
Net Cash Provided by (Used in) Operating Activities	57,140	(38,583)
Cash Flows from Investing Activities:
Purchases of property and equipment	(66,681)	(55,094)
Proceeds from maturity of Angolan bonds	6,229	—
Distributions of capital from unconsolidated affiliates	2,520	540
Proceeds from sale of property and equipment	13	6,422
Other investing activities	1,346	(3,000)
Net Cash Provided by (Used in) Investing Activities	(56,573)	(51,132)
Cash Flows from Financing Activities:
Other financing activities	(5,136)	(1,862)
Net Cash Provided by (Used in) Financing Activities	(5,136)	(1,862)
Effect of exchange rates on cash	(7,749)	(19,030)
Net Increase (Decrease) in Cash and Cash Equivalents	(12,318)	(110,607)
Cash and Cash Equivalents—Beginning of Period	568,745	538,114
Cash and Cash Equivalents—End of Period	$556,427	$427,507

The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Oceaneering Shareholders' Equity	Non-controlling Interest	Total Equity
(in thousands)
Balance, December 31, 2022	$27,709	$155,858	$(605,553)	$1,327,854	$(386,127)	$519,741	$6,063	$525,804
Net income (loss)	—	—	—	4,060	—	4,060	—	4,060
Other comprehensive income (loss)	—	—	—	—	(1,946)	(1,946)	—	(1,946)
Restricted stock unit activity	—	(26,963)	25,351	—	—	(1,612)	—	(1,612)
Restricted stock activity	—	(3,884)	3,884	—	—	—	—	—
Balance, March 31, 2023	27,709	125,011	(576,318)	1,331,914	(388,073)	520,243	6,063	526,306
Net income (loss)	—	—	—	19,002	—	19,002	—	19,002
Other comprehensive income (loss)	—	—	—	—	3,088	3,088	—	3,088
Restricted stock unit activity	—	2,807	279	—	—	3,086	—	3,086
Restricted stock activity	—	(266)	266	—	—	—	—	—
Balance, June 30, 2023	27,709	127,552	(575,773)	1,350,916	(384,985)	545,419	6,063	551,482
Net income (loss)	—	—	—	29,812	—	29,812	—	29,812
Other comprehensive income (loss)	—	—	—	—	(11,588)	(11,588)	—	(11,588)
Restricted stock unit activity	—	2,256	373	—	—	2,629	—	2,629
Balance, September 30, 2023	$27,709	$129,808	$(575,400)	$1,380,728	(396,573)	$566,272	$6,063	$572,335

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Oceaneering Shareholders' Equity	Non-controlling Interest	Total Equity
(in thousands)
Balance, December 31, 2021	$27,709	$173,608	$(631,811)	$1,301,913	$(366,458)	$504,961	$6,063	$511,024
Net income (loss)	—	—	—	(19,210)	—	(19,210)	—	(19,210)
Other comprehensive income (loss)	—	—	—	—	9,871	9,871	—	9,871
Restricted stock unit activity	—	(19,082)	19,452	—	—	370	—	370
Restricted stock activity	—	(6,466)	6,466	—	—	—	—	—
Balance, March 31, 2022	27,709	148,060	(605,893)	1,282,703	(356,587)	495,992	6,063	502,055
Net income (loss)	—	—	—	3,720	—	3,720	—	3,720
Other comprehensive income (loss)	—	—	—	—	(31,667)	(31,667)	—	(31,667)
Restricted stock unit activity	—	2,479	141	—	—	2,620	—	2,620
Balance, June 30, 2022	27,709	150,539	(605,752)	1,286,423	(388,254)	470,665	6,063	476,728
Net income (loss)	—	—	—	18,303	—	18,303	—	18,303
Other comprehensive income (loss)	—	—	—	—	(20,294)	(20,294)	—	(20,294)
Restricted stock unit activity	—	2,362	199	—	—	2,561	—	2,561
Balance, September 30, 2022	$27,709	$152,901	$(605,553)	$1,304,726	$(408,548)	$471,235	$6,063	$477,298

The accompanying Notes are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    SUMMARY OF MAJOR ACCOUNTING POLICIES

Basis of Presentation. Oceaneering International, Inc. (“Oceaneering,” “we” “our” or “us”) has prepared these unaudited consolidated financial statements pursuant to instructions for quarterly reports on Form 10-Q, which we are required to file with the United States Securities and Exchange Commission (the “SEC”). These financial statements do not include all information and footnotes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). These financial statements reflect all adjustments that we believe are necessary to present fairly our financial position as of September 30, 2023, and our results of operations and cash flows for the periods presented. Except as otherwise disclosed herein, all such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in our annual report on Form 10-K for the year ended December 31, 2022. The results for interim periods are not necessarily indicative of annual results.
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
We consider macroeconomic conditions when assessing our credit risk exposure, including any impacts from the conflicts in Russia and Ukraine and in the Middle East and volatility in the financial services industry and the oil and natural gas markets, and the effects thereof on our customers and various counterparties. We have determined the impacts to our credit loss expenses are de minimis for the three- and nine-month periods ended September 30, 2023 and 2022.
As of September 30, 2023, our allowance for credit losses was $2.1 million for accounts receivable and $0.6 million for other receivables. As of December 31, 2022, our allowance for credit losses was $2.0 million for accounts receivable and $0.3 million for other receivables. Our allowance for credit losses increased in the nine months ended September 30, 2023, as compared to the same period in the prior year, primarily due to corresponding increases in revenue and accounts receivable.
Financial assets are written off when deemed uncollectible and there is no reasonable expectation of recovering the contractual cash flows. During the three- and nine-month periods ended September 30, 2023, we did not write off any financial assets. In the three months ended September 30, 2023, we received cash proceeds of $1.8 million as partial recovery of a previously written off financial asset.
Accounts receivable are considered to be past due after the end of the contractual terms agreed to with the customer. There were no material past due amounts that we consider uncollectible for our financial assets as of September 30, 2023. We generally do not require collateral from our customers.
Inventory. Inventory is valued at the lower of cost or net realizable value. We determine cost using the weighted-average method. We periodically review the value of items in inventory and record write-downs or write-offs of inventory based on our assessment of market conditions. Write-downs and write-offs are charged to cost of services and products. We did not record any write-downs or write-offs of inventory in the three- and nine-month periods ended September 30, 2023 and 2022.
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
We capitalize interest on assets where the construction period is anticipated to be more than three months. We did not capitalize interest in the three- and nine-month periods ended September 30, 2023 and 2022. We do not allocate general administrative costs to capital projects.
Long-lived intangible assets, primarily acquired in connection with business combinations, include trade names, intellectual property and customer relationships and are being amortized over their respective estimated useful lives.
Our management periodically, and upon the occurrence of a triggering event, reviews the realizability of our property and equipment, long-lived intangible assets and right-of-use operating lease assets to determine whether any events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable. For long-lived assets to be held and used, we base our evaluation on impairment indicators such as the nature of the assets, the future economic benefits of the assets, any historical or future profitability measurements and other external market conditions or factors that may be present. If such impairment indicators are present or other factors exist that indicate that the carrying amount of an asset may not be recoverable, we determine whether an impairment has occurred through the use of an undiscounted cash flows analysis of the asset at the lowest level for which identifiable cash flows exist. If an impairment has occurred, we recognize a loss for the difference between the carrying amount and the fair value of the asset. We did not identify indicators of impairment for property and equipment, long-lived intangible assets or right-of-use operating lease assets for the three- and nine-month periods ended September 30, 2023 and 2022.
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
In our annual evaluation of goodwill, we perform a qualitative or quantitative impairment test. Under the qualitative approach, if we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we are required to perform the quantitative analysis to determine the fair value for the reporting unit. We then compare the fair value of the reporting unit with its carrying amount and recognize an impairment loss for the amount by which the carrying amount exceeds the fair value of the reporting unit. The loss recognized should not exceed the total amount of goodwill allocated to the reporting unit. We also consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. We did not identify indicators of impairment for goodwill for the three- and nine-month periods ended September 30, 2023 and 2022.
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
We apply judgment in the determination and allocation of transaction price to performance obligations, and the subsequent recognition of revenue, based on the facts and circumstances of each contract. We routinely review estimates related to our contracts and, when required, reflect revisions to profitability in earnings immediately. If an element of variable consideration has the potential for a significant future reversal of revenue, we will constrain that variable consideration to a level intended to remove the potential future reversal. If a current estimate of total contract cost indicates an ultimate loss on a contract, we recognize the projected loss in full when we determine it. During the three- and nine-month periods ended September 30, 2023, we recognized projected losses of $1.8 million and $4.7 million, respectively, for entertainment business contracts in our Manufactured Products segment. During the three- and nine-month periods ended September 30, 2022, we recognized projected losses of $1.5 million and $4.0 million, respectively, for contracts in our Manufactured Products segment. There could be significant adjustments to overall contract costs in the future, due to changes in facts and circumstances.
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
Foreign Currency Translation. The functional currency for most of our foreign subsidiaries is the applicable local currency. Results of operations for foreign subsidiaries with functional currencies other than the U.S. dollar are translated into U.S. dollars using average exchange rates during the period. Assets and liabilities of these foreign subsidiaries are translated into U.S. dollars using the exchange rates in effect as of the balance sheet date, and the resulting translation adjustments are recognized, net of tax, in accumulated other comprehensive income (loss) as a component of shareholders' equity. All foreign currency transaction gains and losses are recognized currently in the Consolidated Statements of Operations. We recorded $0.9 million and $(3.6) million of foreign currency transaction gains (losses) in the three- and nine-month periods ended September 30, 2023, respectively. We recorded $(1.1) million and $0.2 million of foreign currency transaction gains (losses) in the three- and nine-month periods ended September 30, 2022, respectively. Those amounts are included as a component of other income (expense), net in our Consolidated Statement of Operations.

2.    ACCOUNTING STANDARDS UPDATE

There are no new accounting standards issued in the nine months ended September 30, 2023, that would have a material impact on our consolidated financial statements.

3.    REVENUE

Revenue by Category

The following tables present revenue disaggregated by business segment, geographical region, and timing of transfer of goods or services.

	Three Months Ended		Nine Months Ended
(in thousands)	Sep 30, 2023	Sep 30, 2022	Sep 30, 2023	Sep 30, 2022
Business Segment:
Energy
Subsea Robotics	$197,343	$169,422	$553,016	$454,534
Manufactured Products	122,877	94,039	360,698	282,187
Offshore Projects Group	150,273	152,987	385,127	366,841
Integrity Management & Digital Solutions	66,056	58,465	189,305	174,473
Total Energy	536,549	474,913	1,488,146	1,278,035
Aerospace and Defense Technologies	98,631	84,758	281,931	251,826
Total	$635,180	$559,671	$1,770,077	$1,529,861

Geographic Operating Areas:
Foreign:
Africa	$84,908	$78,955	$246,883	$210,274
Asia and Australia	65,887	62,097	176,471	161,202
United Kingdom	55,375	45,234	150,008	130,122
Brazil	55,740	36,638	144,348	104,940
Norway	45,410	41,784	138,858	134,972
Other	62,588	25,085	131,609	69,253
Total Foreign	369,908	289,793	988,177	810,763
United States	265,272	269,878	781,900	719,098
Total	$635,180	$559,671	$1,770,077	$1,529,861

Timing of Transfer of Goods or Services:
Revenue recognized over time	$600,419	$525,967	$1,653,871	$1,427,692
Revenue recognized at a point in time	34,761	33,704	116,206	102,169
Total	$635,180	$559,671	$1,770,077	$1,529,861

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

The following table provides information about contract assets and contract liabilities from contracts with customers.

	Nine Months Ended
(in thousands)	Sep 30, 2023	Sep 30, 2022
Total contract assets, beginning of period	$184,847	$164,847
Revenue accrued	1,689,019	1,456,244
Amounts billed	(1,648,972)	(1,448,147)
Total contract assets, end of period	$224,894	$172,944

Total contract liabilities, beginning of period	$112,950	$88,175
Deferrals of milestone payments	107,240	65,075
Recognition of revenue for goods and services	(80,916)	(73,066)
Total contract liabilities, end of period	$139,274	$80,184

Performance Obligations

As of September 30, 2023, the aggregate amount of the transaction price allocated to remaining performance obligations that were unsatisfied (or partially unsatisfied) was $449 million. In arriving at this value, we have used two expedients available to us and are not disclosing amounts in relation to performance obligations: (1) that are part of contracts with an original expected duration of one year or less; or (2) on contracts where we recognize revenue in line with the billing. Of this amount, we expect to recognize revenue of $324 million over the next 12 months, $124 million within the next 24 months and we expect to recognize substantially all of the remaining balance of $2.2 million within the next 36 months.
In our Manufactured Products and ADTech segments, we have long-term contracts that extend beyond one year, and these make up the majority of the performance obligations balance reported as of September 30, 2023. We also have shorter-term product contracts with an expected original duration of one year or less that have been excluded.
Where appropriate, we have made estimates within the transaction price of elements of variable consideration within the contracts and constrained those amounts to a level where we consider it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. The amount of revenue recognized in the three- and nine-month periods ended September 30, 2023 and 2022, that was associated with performance obligations completed or partially completed in prior periods was not significant.
As of September 30, 2023, there were no significant outstanding liability balances for refunds or returns due to the nature of our contracts and the services and products we provide. Our warranties are limited to assurance warranties that are of a standard length and are not considered to be material rights. The majority of our contracts consist of a single performance obligation. When there are multiple obligations, we look for observable evidence of stand-alone selling prices on which to base the allocation. This involves judgment as to the appropriateness of the observable evidence relating to the facts and circumstances of the contract. If we do not have observable evidence, we estimate stand-alone selling prices by taking a cost-plus-margin approach, using typical margins from the type of product or service, customer and regional geography involved.

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

Costs to fulfill a contract primarily consist of certain mobilization costs incurred to provide services or products to our customers. These costs are deferred and amortized over the period of contract performance. The closing balance of costs to fulfill a contract was $8.1 million and $10 million as of September 30, 2023 and December 31, 2022, respectively. For the three- and nine-month periods ended September 30, 2023, we recorded amortization expense of $1.2 million and $4.0 million, respectively. For the three- and nine-month periods ended September 30, 2022, we recorded amortization expense of $1.2 million and $4.2 million, respectively. No impairment costs were recognized.

4.    INCOME TAXES

Our tax provision is based on (1) our earnings for the period and other factors affecting the tax provision and (2) the operations of foreign branches and subsidiaries that are subject to local income and withholding taxes. Factors that affect our tax rate include our profitability levels in general and the geographical mix of our results. The effective tax rate for the three- and nine-month periods ended September 30, 2023 and 2022, was different than the U.S. federal statutory rate of 21%, primarily due to the geographical mix of revenue and earnings, changes in valuation allowances and uncertain tax positions, and other discrete items. We do not believe a comparison of the effective tax rate for the three- and nine-month periods ended September 30, 2023 and 2022, is meaningful. We continue to make an assertion to indefinitely reinvest the unrepatriated earnings of any foreign subsidiary that would incur material tax consequences upon the distribution of such earnings.

During the nine-month period ended September 30, 2023, we received refunds of $23 million, including interest of $1.7 million, which was recorded as a tax benefit under the U.S. Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The outstanding refund of $20 million was classified as other noncurrent assets on our consolidated balance sheet as of December 31, 2022.
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
We have accrued a net total of $29 million and $11 million in other long-term liabilities on our consolidated balance sheet for worldwide unrecognized tax liabilities as of September 30, 2023 and December 31, 2022, respectively. We account for any applicable interest and penalties related to uncertain tax positions as a component of our provision for income taxes in our consolidated financial statements. Changes in our management's judgment related to those liabilities would affect our effective income tax rate in the periods of change.
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

5.    SELECTED BALANCE SHEET INFORMATION
The following is information regarding selected balance sheet accounts:

(in thousands)	Sep 30, 2023	Dec 31, 2022
Inventory:
Manufactured Products	$97,422	$91,896
Subsea Robotics	94,323	81,701
Other inventory	16,455	10,778
Total	$208,200	$184,375

Other current assets:
Prepaid expenses	$77,324	$56,170
Angolan bonds	—	6,369
Total	$77,324	$62,539

Accrued liabilities:
Payroll and related costs	$151,391	$122,380
Accrued job costs	59,220	57,310
Income taxes payable	43,072	44,966
Current operating lease liability	58,995	19,580
Accrued interest	10,122	10,180
Other	51,973	53,030
Total	$374,773	$307,446

6.    DEBT
Long-term debt consisted of the following:

(in thousands)	Sep 30, 2023	Dec 31, 2022
4.650% Senior Notes due 2024	$400,000	$400,000
6.000% Senior Notes due 2028	300,000	300,000
Interest rate swap settlements	2,668	4,371
Unamortized debt issuance costs	(2,567)	(3,398)
Total debt	700,101	700,973
Less current portion of long-term debt	131,630	—
Total long-term debt	$568,471	$700,973

In November 2014, we completed the public offering of $500 million aggregate principal amount of 4.650% Senior Notes due 2024 (the “2024 Senior Notes”). We pay interest on the 2024 Senior Notes on May 15 and November 15 of each year. The 2024 Senior Notes are scheduled to mature on November 15, 2024. In the year ended December 31, 2021, we repurchased $100 million in aggregate principal amount of the 2024 Senior Notes in open-market transactions. On October 2, 2023, we repurchased $312 million principal amount of the 2024 Senior Notes at par plus accrued and unpaid interest of $5.5 million for approximately $318 million in the Tender Offer (as defined herein). On October 2, 2023, we delivered a notice to the holders of the 2024 Senior Notes that we have elected to redeem all of the remaining $88 million principal amount outstanding of the 2024 Senior Notes on November 2, 2023 (the “Redemption Date”), pursuant to our optional redemption right under the indenture governing the 2024 Senior Notes. The redemption price will be equal to 100% of the principal amount of the 2024 Senior Notes plus accrued and unpaid interest up to but not including the Redemption Date plus a “make-whole premium.” See Note 10—“Subsequent Events” for additional information on the Tender Offer (as defined herein) and the redemption of the 2024 Senior Notes.

In February 2018, we completed the public offering of $300 million aggregate principal amount of 6.000% Senior Notes due 2028 (the “Existing 2028 Senior Notes”). We pay interest on the Existing 2028 Senior Notes on February 1 and August 1 of each year. The Existing 2028 Senior Notes are scheduled to mature on February 1, 2028. We used the net proceeds from the Existing 2028 Senior Notes to repay indebtedness.

We may redeem some or all of the Existing 2028 Senior Notes at specified redemption prices. In the three- and nine-month periods ended September 30, 2023 and 2022, we did not repurchase any of the 2024 Senior Notes or the Existing 2028 Senior Notes.

On October 2, 2023, we completed a private placement of $200 million aggregate principal amount of additional 2028 Senior Notes (the “New 2028 Senior Notes” and, together with the Existing 2028 Senior Notes, the “2028 Senior Notes”) to persons reasonably believed to be qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and to non-U.S. persons outside the United States pursuant to Regulation S under the Securities Act. The New 2028 Senior Notes constitute an additional issuance of the Existing 2028 Senior Notes and form a single series with such notes. We will pay interest on the New 2028 Senior Notes on February 1 and August 1 of each year, commencing on February 1, 2024. The New 2028 Senior Notes are scheduled to mature on February 1, 2028. We may redeem some or all of the New 2028 Senior Notes at specified redemption prices. We received proceeds from the offering of the New 2028 Senior Notes of approximately $180 million, after initial purchasers’ discounts. We used the net proceeds from the New 2028 Senior Notes, together with cash on hand, to fund the Tender Offer (as defined herein). As a result of these transactions, we reclassified approximately $132 million from long-term debt to the current portion of long-term debt as of September 30, 2023. The current portion of long-term debt represents the amount of the 2024 Senior Notes repurchased subsequent to period end utilizing cash on hand as of September 30, 2023, with the remainder repurchased using proceeds from the subsequent issuance of the New 2028 Senior Notes.

On April 8, 2022, we entered into a senior secured revolving credit agreement with a group of banks (as amended by an Agreement and Amendment No. 1 to Credit Agreement, dated September 20, 2023, the “Revolving Credit Agreement”). The commitments under the Revolving Credit Agreement are scheduled to mature on April 8, 2027, or 91 days prior to the maturity date of the 2024 Senior Notes if either we have not prepaid such notes by such date or our Liquidity (as defined in the Revolving Credit Agreement) is less than $175 million on such date. The Revolving Credit Agreement includes a $215 million revolving credit facility (the “Revolving Credit Facility”) with a $100 million sublimit for the issuance of letters of credit. Our obligations under the Revolving Credit Agreement are guaranteed by certain of our wholly owned subsidiaries and are secured by first priority liens on certain of our assets and those of the guarantors, including, among other things, intellectual property, inventory, accounts receivable, equipment and equity interests in subsidiaries. As of September 30, 2023, we had no borrowings outstanding under the Revolving Credit Facility and no letters of credit outstanding under the Revolving Credit Agreement.

We may borrow under the Revolving Credit Facility at either (1) a base rate, determined as the greatest of (A) the prime rate of Wells Fargo Bank, National Association, (B) the federal funds effective rate plus 1⁄2 of 1% and (C) Adjusted Term SOFR (as defined in the Revolving Credit Agreement) for a one-month tenor plus 1%, in each case plus the applicable margin, which varies from 1.25% to 2.25% depending on our Consolidated Net Leverage Ratio (as defined in the Revolving Credit Agreement), or (2) Adjusted Term SOFR plus the applicable margin, which varies from 2.25% to 3.25% depending on our Consolidated Net Leverage Ratio. We will also pay a facility fee based on the amount of the underlying commitment that is being utilized, which fee varies from 0.300% to 0.375%, with the higher rate owed when we use the Revolving Credit Facility less.

The Revolving Credit Agreement includes financial covenants that are tested on a quarterly basis, based on the rolling four-quarter period that ends on the last day of each fiscal quarter. The maximum permitted Consolidated Net Leverage Ratio is initially 4.00 to 1.00 and will decrease to 3.25 to 1.00 during the term of the Revolving Credit Facility. As of September 30, 2023, the maximum permitted Consolidated Net Leverage Ratio was 3.50 to 1.00. The minimum Consolidated Interest Coverage Ratio (as defined in the Revolving Credit Agreement) is 3.00 to 1.00 throughout the term of the Revolving Credit Facility. Availability under the Revolving Credit Facility may be limited by these financial covenants and the requirement that any borrowing under the Revolving Credit Facility not require the granting of any liens to secure any senior notes issued by us (“Senior Notes”). The indentures governing the 2024 Senior Notes and the 2028 Senior Notes generally limit our ability to incur secured debt for borrowed money (such as borrowings under the Revolving Credit Facility) to 15% of our Consolidated Net Tangible Assets (as defined in such indentures). As of September 30, 2023, the full $215 million was available to borrow under the Revolving Credit Facility. In addition, the Revolving Credit Agreement contains various covenants that we believe are customary for agreements of this nature, including, but not limited to, restrictions on our ability and the ability of each of our subsidiaries to incur debt, grant liens, make certain investments, make distributions, merge or consolidate, sell assets and enter into certain restrictive agreements. As of September 30, 2023, we were in compliance with all the covenants set forth in the Revolving Credit Agreement.

We had two interest rate swaps in place relating to a total of $200 million of the 2024 Senior Notes for the period to November 2024. The agreements swapped the fixed interest rate of 4.65% on $100 million of the 2024 Senior Notes to the floating rate of one-month London Interbank Offered Rate (“LIBOR”) plus 2.426% and on another $100 million to one-month LIBOR plus 2.823%. In March 2020, we settled both interest rate swaps with the counterparty for cash proceeds of $13 million. The settlement resulted in a $13 million increase to our long-term debt balance that is being amortized to interest expense through the maturity date for the 2024 Senior Notes using the effective interest method. As a result, we amortized $0.6 million and $1.7 million to interest expense for the three- and nine-month periods ended September 30, 2023, respectively and $0.5 million and $1.6 million to interest expense for the three- and nine-month periods ended September 30, 2022, respectively.

We incurred $6.9 million and $4.2 million of issuance costs related to the 2024 Senior Notes and the Existing 2028 Senior Notes, respectively, and $4.0 million of loan costs related to the Revolving Credit Agreement. These costs, net of accumulated amortization, are included as a reduction of long-term debt on our Consolidated Balance Sheets, as they pertain to the Senior Notes, and in other noncurrent assets, as they pertain to the Revolving Credit Agreement. We are amortizing these costs to interest expense through the respective maturity dates for the Senior Notes and the Revolving Credit Agreement using the straight-line method, which approximates the effective interest rate method. As a result, we amortized $0.5 million and $1.6 million to interest expense for the three- and nine-month periods ended September 30, 2023, respectively, and $0.6 million and $1.6 million to interest expense for the three- and nine-month periods ended September 30, 2022, respectively.

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

We estimated the aggregate fair market value of the Senior Notes to be $678 million as of September 30, 2023, based on quoted prices. Since the market for the Senior Notes is not an active market, the fair value of the Senior Notes is classified within Level 2 in the fair value hierarchy under U.S. GAAP (inputs other than quoted prices in active markets for similar assets and liabilities that are observable or can be corroborated by observable market data for substantially the full terms for the assets or liabilities).

Foreign currency gains (losses) related to the Angolan kwanza of $0.8 million and $(5.2) million in the three- and nine-month periods ended September 30, 2023, respectively, and $(1.4) million and $0.7 million in the three- and nine-month periods ended September 30, 2022, respectively, were primarily related to increasing (declining) exchange rates for the Angolan kwanza relative to the U.S. dollar. We recorded foreign currency transaction gains (losses) related to the Angolan kwanza as a component of other income (expense), net in our Consolidated Statements of Operations.

Any conversion of cash balances from kwanza to U.S. dollars is controlled by the central bank in Angola. As of September 30, 2023 and December 31, 2022, we had the equivalent of approximately $13 million and $5.6 million, respectively, of kwanza cash balances in Angola reflected on our Consolidated Balance Sheets.

To mitigate our currency exposure risk in Angola, we used kwanza to purchase equivalent Angolan central bank (Banco Nacional de Angola) bonds. The bonds were denominated as U.S. dollar equivalents, so that, upon payment of semi-annual interest and principal upon maturity, payment was made in kwanza, equivalent to the respective U.S. dollars at the then-current exchange rate. Our remaining Angolan bonds matured on September 1, 2023, and we received cash proceeds of $6.2 million.

As of December 31, 2022, we had $6.2 million of U.S. dollar equivalent Angolan bonds. These bonds were classified as available-for-sale securities; accordingly, they were recorded at fair market value in other current assets in our Consolidated Balance Sheets as of December 31, 2022. We did not sell any of our Angolan bonds in the three- and nine-month periods ended September 30, 2022. We estimated the fair market value of the Angolan bonds to be $6.4 million as of December 31, 2022, using quoted market prices. Since the market for the Angolan bonds was not an active market, the fair value of the Angolan bonds was classified within Level 2 in the fair value hierarchy under U.S. GAAP. As of December 31, 2022, we had $0.1 million in unrealized loss, net of tax, related to these bonds as a component of accumulated other comprehensive loss in our Consolidated Balance Sheets.

In the three-month period ended June 30, 2021, we were notified by a customer in our Manufactured Products segment that it was suspending a contract that was substantially complete. Specific to this contract, we billed and received $19 million of accounts receivable during the first nine months of 2023. As of September 30, 2023, we had outstanding contract assets of approximately $20 million for the contract and $3.6 million in contract liabilities. As of December 31, 2022, we had outstanding contract assets of approximately $19 million for the contract and contract liabilities of $0.6 million prepaid for storage of components. We are in discussions with the customer concerning the timing of remaining payments. We continue to believe that we will realize these contract assets at their book values, although we can provide no assurance as to the timing of receipt of the remaining payments.

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

For each of the restricted stock units granted in 2021 through September 30, 2023, at the earlier of three years after grant or at termination of employment or service, the grantee will be issued one share of our common stock for each unit vested. As of September 30, 2023 and December 31, 2022, respective totals of 2,327,970 and 2,535,807 shares of restricted stock and restricted stock units were outstanding.

We estimate that share-based compensation cost not yet recognized related to shares of restricted stock or restricted stock units, based on their grant-date fair values, was $13 million as of September 30, 2023. This expense is being recognized on a graded-vesting basis over three years for awards attributable to individuals meeting certain age and years-of-service requirements, and on a straight-line basis over the applicable vesting period of one or three years for the other awards.

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

•Integrity Management & Digital Solutions—Our Integrity Management & Digital Solutions segment provides the following:
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
The following table presents revenue, income (loss) from operations and depreciation and amortization expense, by business segment:

	Three Months Ended			Nine Months Ended
(in thousands)	Sep 30, 2023	Sep 30, 2022	Jun 30, 2023	Sep 30, 2023	Sep 30, 2022
Revenue
Energy
Subsea Robotics	$197,343	$169,422	$186,512	$553,016	$454,534
Manufactured Products	122,877	94,039	124,882	360,698	282,187
Offshore Projects Group	150,273	152,987	130,547	385,127	366,841
Integrity Management & Digital Solutions	66,056	58,465	63,166	189,305	174,473
Total Energy	536,549	474,913	505,107	1,488,146	1,278,035
Aerospace and Defense Technologies	98,631	84,758	92,803	281,931	251,826
Total	$635,180	$559,671	$597,910	$1,770,077	$1,529,861
Income (Loss) from Operations
Energy
Subsea Robotics	$47,818	$37,069	$42,227	$123,699	$74,559
Manufactured Products	8,229	4,282	10,607	30,116	5,560
Offshore Projects Group	26,745	20,310	17,132	49,391	38,511
Integrity Management & Digital Solutions	3,242	3,091	3,844	10,168	10,035
Total Energy	86,034	64,752	73,810	213,374	128,665
Aerospace and Defense Technologies	14,140	13,043	11,357	33,993	33,848
Unallocated Expenses	(42,245)	(30,920)	(35,968)	(113,489)	(93,827)
Total	$57,929	$46,875	$49,199	$133,878	$68,686
Depreciation and Amortization
Energy
Subsea Robotics	$12,805	$16,013	$13,356	$41,101	$52,545
Manufactured Products	3,067	2,939	3,013	9,124	9,031
Offshore Projects Group	6,931	7,132	6,976	21,035	21,536
Integrity Management & Digital Solutions	909	1,695	939	2,706	3,759
Total Energy	23,712	27,779	24,284	73,966	86,871
Aerospace and Defense Technologies	600	671	632	1,885	2,148
Unallocated Expenses	1,284	1,799	1,130	3,612	4,109
Total	$25,596	$30,249	$26,046	$79,463	$93,128

We determine Income (Loss) from Operations for each business segment before interest income or expense, other income (expense) and provision for income taxes. We do not consider an allocation of these items to be practical.

Depreciation and Amortization

Depreciation expense on property and equipment, reflected in Depreciation and Amortization, was $24 million, $28 million and $24 million in the three-month periods ended September 30, 2023 and 2022 and June 30, 2023, respectively, and $74 million and $87 million in the nine-month periods ended September 30, 2023 and 2022, respectively.

Amortization expense on long-lived intangible assets, reflected in Depreciation and Amortization, was $1.6 million, $2.3 million and $1.8 million in the three-month periods ended September 30, 2023 and 2022 and June 30, 2023, respectively, and $5.1 million and $5.8 million in the nine-month periods ended September 30, 2023 and 2022, respectively.

10.            SUBSEQUENT EVENTS

On October 2, 2023, we completed a private placement of $200 million aggregate principal amount of the New 2028 Senior Notes to persons reasonably believed to be qualified institutional buyers pursuant to Rule 144A under the Securities Act and to non-U.S. persons outside the United States pursuant to Regulation S under the Securities Act. The New 2028 Senior Notes constitute an additional issuance of the Existing 2028 Senior Notes, which we issued in February 2018, in an aggregate principal amount of $300 million, and form a single series with such notes. We will pay interest on the New 2028 Senior Notes on February 1 and August 1 of each year, commencing on February 1, 2024. The New 2028 Senior Notes are scheduled to mature on February 1, 2028. We may redeem some or all of the New 2028 Senior Notes at specified redemption prices. We received net proceeds from the offering of the New 2028 Senior Notes of approximately $180 million after deducting the initial purchasers’ discounts.

On October 2, 2023, we used the net proceeds from the offering discussed above, together with cash on hand, to fund our offer to purchase (the “Tender Offer”) for cash any and all of the $400 million principal amount outstanding of the 2024 Senior Notes. We repurchased $312 million principal amount of the 2024 Senior Notes at par plus accrued and unpaid interest of $5.5 million for approximately $318 million. The consummation of the Tender Offer was contingent upon the completion of the offering discussed above, which was satisfied on October 2, 2023.

On October 2, 2023, we delivered a notice to the holders of the 2024 Senior Notes that we have elected to redeem all of the remaining $88 million principal amount outstanding of the 2024 Senior Notes on the Redemption Date pursuant to our optional redemption right under the indenture governing the 2024 Senior Notes. The redemption price will be equal to 100% of the principal amount of the 2024 Senior Notes plus accrued and unpaid interest up to but not including the Redemption Date plus a “make-whole premium.” We intend to finance the redemption of the 2024 Senior Notes with cash on hand. Upon retirement of the 2024 Senior Notes, we will write off the related unamortized interest rate swaps and debt issuance cost balances.

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
•the condition of the debt markets, our possible future debt repurchases and future disclosures regarding the same;
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

Overview of our Results

Our diluted earnings (loss) per share for the three- and nine-month periods ended September 30, 2023, were $0.29 and $0.52, respectively, as compared to $0.19 in the immediately preceding quarter and $0.18 and $0.03, respectively, for the corresponding periods of the prior year. Our third quarter 2023 results improved as compared to the second quarter of 2023, primarily due to increased activity and improved pricing in our Offshore Projects Group (“OPG”) and Subsea Robotics segments. In addition, we saw improvements in our Aerospace and Defense Technologies (“ADTech”) segment operating results.

During the nine-month period ended September 30, 2023, we utilized $40 million of cash for maintenance capital expenditures and $27 million for growth capital expenditures, partially offset by $57 million of cash provided by operating activities. These items were the largest contributors to our $12 million cash reduction during the nine months ended September 30, 2023.
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

Consolidated revenue and profitability information are as follows:

	Three Months Ended			Nine Months Ended
(dollars in thousands)	Sep 30, 2023	Sep 30, 2022	Jun 30, 2023	Sep 30, 2023	Sep 30, 2022
Revenue	$635,180	$559,671	$597,910	$1,770,077	$1,529,861
Gross Margin	114,697	95,754	101,080	293,342	217,275
Gross Margin %	18%	17%	17%	17%	14%
Operating Income (Loss)	57,929	46,875	49,199	133,878	68,686
Operating Income (Loss) %	9%	8%	8%	8%	4%

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

Energy

The primary focus of our Energy business over the last several years has been toward instituting operational efficiency programs that leverage our asset base and capabilities for providing services and products for offshore energy operations and subsea completions, as well as the offshore renewables energy market. These efforts are benefiting us given the continuing increase in global demand for energy which is resulting in improved offshore activity.

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

	Three Months Ended			Nine Months Ended
(dollars in thousands)	Sep 30, 2023	Sep 30, 2022	Jun 30, 2023	Sep 30, 2023	Sep 30, 2022
Subsea Robotics
Revenue	$197,343	$169,422	$186,512	$553,016	$454,534
Gross Margin	60,045	47,552	53,204	157,880	106,514
Operating Income (Loss)	47,818	37,069	42,227	123,699	74,559
Operating Income (Loss) %	24%	22%	23%	22%	16%
ROV Days Available	23,000	23,000	22,750	68,250	68,250
ROV Days Utilized	15,932	15,408	16,032	46,192	41,881
ROV Utilization	69%	67%	70%	68%	61%

Manufactured Products
Revenue	122,877	94,039	124,882	360,698	282,187
Gross Margin	16,916	12,170	19,020	55,690	31,090
Operating Income (Loss)	8,229	4,282	10,607	30,116	5,560
Operating Income (Loss) %	7%	5%	8%	8%	2%
Backlog at End of Period	556,000	365,000	418,000	556,000	365,000

Offshore Projects Group
Revenue	150,273	152,987	130,547	385,127	366,841
Gross Margin	33,045	27,647	24,602	70,671	60,825
Operating Income (Loss)	26,745	20,310	17,132	49,391	38,511
Operating Income (Loss) %	18%	13%	13%	13%	10%

Integrity Management & Digital Solutions
Revenue	66,056	58,465	63,166	189,305	174,473
Gross Margin	9,961	8,371	10,264	29,074	26,792
Operating Income (Loss)	3,242	3,091	3,844	10,168	10,035
Operating Income (Loss) %	5%	5%	6%	5%	6%

Total Energy
Revenue	$536,549	$474,913	$505,107	$1,488,146	$1,278,035
Gross Margin	119,967	95,740	107,090	313,315	225,221
Operating Income (Loss)	86,034	64,752	73,810	213,374	128,665
Operating Income (Loss) %	16%	14%	15%	14%	10%

Subsea Robotics. We believe we are the world’s largest provider of work-class ROV services and, generally, this business segment has been the largest contributor to our Energy business operating income. Our Subsea Robotics segment revenue reflects the utilization percentages, fleet sizes and average pricing in the respective periods. Our survey services business provides survey and positioning, and geoscience services. The following table presents revenue from ROV as a percentage of total Subsea Robotics revenue:

	Three Months Ended			Nine Months Ended
	Sep 30, 2023	Sep 30, 2022	Jun 30, 2023	Sep 30, 2023	Sep 30, 2022
ROV	76%	77%	78%	77%	77%

Other	24%	23%	22%	23%	23%

During the third quarter of 2023, both Subsea Robotics operating income and revenue increased as compared to the immediately preceding quarter, with slight ROV pricing improvements and higher survey activity being partially offset by lower levels of ROV activity. Subsea Robotics operating income and revenue for the three- and nine-month periods ended September 30, 2023, increased as compared to the corresponding periods of the prior year, as a result of higher levels of activity and higher average revenue per day on hire in the first nine months of 2023.

For the three-month period ended September 30, 2023, days on hire decreased when compared to the immediately preceding quarter, with drill support days lower and vessel-based services days higher. Fleet utilization was 69% in the three-month period ended September 30, 2023, as compared to 67% for the corresponding period of the prior year and 70% for the immediately preceding quarter. Fleet utilization increased to 68% from 61% for the nine-month periods ended September 30, 2023 and 2022, respectively. We retired five of our conventional work-class ROV systems and replaced them with five upgraded conventional work-class ROV systems during the nine months ended September 30, 2023, resulting in a total of 250 ROVs in our ROV fleet as of both September 30, 2023 and September 30, 2022.

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

For the three-month period ended September 30, 2023, our Manufactured Products operating results decreased on lower revenue as compared to the immediately preceding quarter, primarily due to changes in product mix. Manufactured Products operating results increased for the three- and nine-month periods ended September 30, 2023, on higher revenue as compared to the corresponding periods of the prior year primarily due to strong order intake in 2022 leading to increased utilization in 2023.

Our Manufactured Products backlog was $556 million as of September 30, 2023, compared to $467 million as of December 31, 2022, and $365 million as of September 30, 2022. Our book-to-bill ratio was 1.41 for the trailing 12 months ended September 30, 2023, as compared to 1.39 for the year ended December 31, 2022, and 1.08 for the trailing 12 months ended September 30, 2022.

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

Our OPG segment operating results improved on higher revenue resulting from strong seasonal demand and international activity during the three months ended September 30, 2023, as compared to the immediately preceding quarter, primarily due to increased demand for vessel-based services globally, changes in service mix and the successful resolution of a commercial dispute. Our OPG operating results were higher on lower revenue in the three months ended September 30, 2023, compared to the corresponding period of the prior year, primarily due to increased activity and utilization in the Africa region during the third quarter of 2023. Our OPG operating results improved on higher revenue in the nine months ended September 30, 2023, as compared to the corresponding period of the prior year, primarily due to increased activity and utilization in the United Kingdom and Asia-Pacific regions, partially offset by reduced vessel work in the Gulf of Mexico.

Integrity Management & Digital Solutions. Our IMDS segment provides asset integrity management, corrosion management, inspection and nondestructive testing services, principally to customers in the oil and gas, power generation and petrochemical industries. We perform these services at onshore and offshore facilities, both topside and subsea. We also provide software, digital and connectivity solutions for the energy industry and software and analytical solutions for the maritime industry.

Our IMDS operating results for the three months ended September 30, 2023 declined slightly, as compared to the immediately preceding quarter primarily due to slight changes in geographic and service mix. IMDS operating results for the three- and nine-month periods ended September 30, 2023, were slightly higher when compared to the corresponding periods of the prior year, primarily due to higher activity levels.

Aerospace and Defense Technologies. Our ADTech segment provides government services and products, including engineering and related manufacturing in defense and space exploration activities, principally to U.S. government agencies and their prime contractors.

Revenue, gross margin and operating income (loss) information for our ADTech segment are as follows:

	Three Months Ended			Nine Months Ended
(dollars in thousands)	Sep 30, 2023	Sep 30, 2022	Jun 30, 2023	Sep 30, 2023	Sep 30, 2022
Revenue	$98,631	$84,758	$92,803	$281,931	$251,826
Gross Margin	20,295	19,431	17,675	53,070	52,045
Operating Income (Loss)	14,140	13,043	11,357	33,993	33,848
Operating Income (Loss) %	14%	15%	12%	12%	13%

Our ADTech segment operating results for the third quarter of 2023 increased significantly as compared to the immediately preceding quarter, on higher revenue due to increased activity in our defense subsea technologies and space systems businesses. These improved results benefited from contract costs in the second quarter of 2023 that were not replicated in the three-month period ended September 30, 2023. ADTech operating results for the three- and nine-month periods ended September 30, 2023 were higher when compared to the corresponding periods of the prior year, on increased revenue due to increased activity in all of our government-focused businesses.

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

The following table sets forth our Unallocated Expenses for the periods indicated:

	Three Months Ended			Nine Months Ended
(dollars in thousands)	Sep 30, 2023	Sep 30, 2022	Jun 30, 2023	Sep 30, 2023	Sep 30, 2022
Gross margin expenses	$(25,565)	$(19,417)	(23,685)	$(73,043)	$(59,991)
% of revenue	4%	3%	4%	4%	4%
Operating expenses	(42,245)	(30,920)	(35,968)	(113,489)	(93,827)
Operating expenses % of revenue	7%	6%	6%	6%	6%

Our unallocated operating expenses for the third quarter of 2023 increased as compared to the immediately preceding quarter primarily due to higher accruals in the third quarter of 2023 for incentive-based compensation and increased technology costs. Our Unallocated operating expenses for the three-month period ended September 30, 2023 were higher as compared to the corresponding period of the prior year primarily due to increased accruals in 2023 for incentive-based compensation. Our Unallocated operating expenses for the nine-month period ended September 30, 2023 increased as compared to the corresponding period of the prior year primarily due to higher accruals in 2023 for incentive-based compensation and increased information technology costs.

Other

The following table sets forth our significant financial statement items below the income (loss) from operations line.

	Three Months Ended			Nine Months Ended
(in thousands)	Sep 30, 2023	Sep 30, 2022	Jun 30, 2023	Sep 30, 2023	Sep 30, 2022
Interest income	$3,724	$1,396	$4,154	$12,344	$2,959
Interest expense	(9,802)	(9,552)	(9,517)	(28,602)	(28,614)
Equity in income (losses) of unconsolidated affiliates	498	496	479	1,616	1,108
Other income (expense), net	968	(1,222)	(5,846)	(4,800)	(195)
Provision (benefit) for income taxes	23,505	19,690	19,467	61,562	41,131

Interest income for the three- and nine-month periods ended September 30, 2023, as compared to the three- and nine-month periods ended September 30, 2022, increased primarily due to higher interest rates and increased average amounts of cash invested.

In addition to interest on borrowings, interest expense includes amortization of loan costs and interest rate swap settlements, fees for lender commitments under our senior secured revolving credit agreement and fees for standby letters of credit and bank guarantees that banks issue on our behalf for performance bonds, bid bonds and self-insurance requirements.

Foreign currency transaction gains and losses are the principal component of other income (expense), net. In the three-month periods ended September 30, 2023 and 2022, we incurred foreign currency transaction gains (losses) of $0.9 million and $(1.1) million, respectively. In the nine-month periods ended September 30, 2023 and 2022, we incurred foreign currency transaction gains (losses) of $(3.6) million and $0.2 million, respectively. The currency gains (losses) in the 2023 and 2022 periods were primarily related to increasing (declining) exchange rates for the Angolan kwanza relative to the U.S. dollar. We could incur further foreign currency transaction gains (losses) due to foreign currency exchange fluctuations in Angola and in other countries.

Our tax provision is based on (1) our earnings for the period and other factors affecting the tax provision and (2) the operations of foreign branches and subsidiaries that are subject to local income and withholding taxes. Factors that affect our tax rate include our profitability levels in general and the geographical mix of our results. The effective tax rate for the three- and nine-month periods ended September 30, 2023 and 2022, was different than the federal statutory rate of 21%, primarily due to the geographical mix of revenue and earnings, changes in valuation allowances and uncertain tax positions, and other discrete items. We do not believe a comparison of the effective tax rate for the three- and nine-month periods ended September 30, 2023 and 2022, is meaningful. We continue to make an assertion to indefinitely reinvest the unrepatriated earnings of any foreign subsidiary that would incur material tax consequences upon the distribution of such earnings.

During the nine-month period ended September 30, 2023, we received refunds of $23 million, including interest of $1.7 million which was recorded as a tax benefit, under the U.S. Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The outstanding refund of $20 million was classified as other noncurrent assets on our consolidated balance sheet as of December 31, 2022.

Our income tax payments, excluding the aforementioned CARES Act refund we received in the second quarter of 2023, for the full year of 2023 are estimated to be in the range of $70 million to $75 million, which includes taxes incurred in countries that impose tax on the basis of in-country revenue, without regard to the profitability of such operations.

Liquidity and Capital Resources

We consider our liquidity and capital resources adequate to support our operations, capital commitments and growth initiatives. Our ability to generate substantial cash flow over the last several years has allowed us to grow our cash balance considerably. As of September 30, 2023, we had working capital of $658 million, including cash and cash equivalents of $556 million. Additionally, as of September 30, 2023, we had $215 million of unused commitments through our senior secured revolving credit agreement that we entered into in April 2022 (as amended by an Agreement and Amendment No. 1 to Credit Agreement, dated September 20, 2023, the “Revolving Credit

Agreement”), which is further described below and in Note 6—“Debt” in the Notes to Consolidated Financial Statements included in this quarterly report. Availability under the $215 million revolving credit facility (the “Revolving Credit Facility”) may be limited by certain financial covenants and the requirement that any borrowing under the Revolving Credit Facility not require the granting of any liens to secure any senior notes issued by us (“Senior Notes”). The indentures governing the 2024 Senior Notes (defined below) and the 2028 Senior Notes (defined below) generally limit our ability to incur secured debt for borrowed money (such as borrowings under the Revolving Credit Facility) to 15% of our Consolidated Net Tangible Assets (as defined in such indentures).

On March 19, 2023, following the intervention of the Swiss Federal Department of Finance, the Swiss National Bank and the Swiss Financial Market Supervisory Authority (“FINMA”), Credit Suisse Group AG (“Credit Suisse”) and UBS Group AG (“UBS”) entered into a merger agreement with UBS as the surviving entity. As a result, UBS became a lender under the Revolving Credit Facility. In connection with the amendment of our Revolving Credit Facility in September 2023, Citibank, N.A. replaced UBS as a lender thereunder and assumed the underlying Credit Suisse commitments under the Revolving Credit Agreement.

In 2021, we repurchased $100 million in aggregate principal amount of our 4.650% Senior Notes due 2024 (the “2024 Senior Notes”) in open-market transactions. On October 2, 2023, we repurchased $312 million principal amount of the 2024 Senior Notes at par plus accrued and unpaid interest of $5.5 million for approximately $318 million in the Tender Offer (as defined herein). On October 2, 2023, we delivered a notice to the holders of the 2024 Senior Notes that we have elected to redeem all of the remaining $88 million principal amount outstanding of the 2024 Senior Notes on November 2, 2023 (the “Redemption Date”), pursuant to our optional redemption right under the indenture governing the 2024 Senior Notes. The redemption price will be equal to 100% of the principal amount of the 2024 Senior Notes plus accrued and unpaid interest up to but not including the Redemption Date plus a “make-whole premium.” We intend to finance the redemption of the 2024 Senior Notes with cash on hand. See “—Financing Activities” and Note 10—“Subsequent Events” in the Notes to Consolidated Financial Statements included in this quarterly report for additional information on the Tender Offer and the redemption of the 2024 Senior Notes.

We may, from time to time, complete repurchases of the 2028 Senior Notes (defined below), via open-market or privately negotiated repurchase transactions or otherwise, prior to their maturity date. We can provide no assurances as to the timing of any such repurchases or whether we will complete any such repurchases at all. We do not intend to disclose further information regarding any such repurchase transactions, except to the extent required in our subsequent periodic filings on Forms 10-K or 10-Q, or unless otherwise required by applicable law. See “—Financing Activities” and Note 10—“Subsequent Events” in the Notes to Consolidated Financial Statements included in this quarterly report for additional information on the private placement of our new 2028 Senior Notes.

We have several deepwater vessels under a mix of short-term charters where we can see firm workload and spot charters as market opportunities arise, along with four long-term charters that began in 2022. During the second quarter of 2023, we entered into three new long-term charters for deepwater vessels, two of which began in the third quarter of 2023 and the other that will begin in the first quarter of 2024. We also entered into a contract that will begin in the fourth quarter of 2023 to extend the charter for one of the deepwater vessels we currently utilize. These contracts increased our future contractual obligations for operating lease liabilities by $26 million in 2023, $178 million in the years 2024 and 2025 combined and $56 million in the years 2026 and 2027 combined. There have been no other material changes in our contractual obligations from those disclosed in Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations,” of our annual report on Form 10-K for the year ended December 31, 2022. With the current market conditions, we may add additional chartered vessels throughout the year to align with our strategy that balances vessel cost, availability and capability to capture work. We expect to do this through the continued utilization of a mix of short-term, spot and long-term charters.

Cash flows for the nine months ended September 30, 2023 and 2022, are summarized as follows:

	Nine Months Ended
(in thousands)	Sep 30, 2023	Sep 30, 2022
Changes in Cash:
Net Cash Provided by (Used in) Operating Activities	$57,140	$(38,583)
Net Cash Used in Investing Activities	(56,573)	(51,132)
Net Cash Used in Financing Activities	(5,136)	(1,862)
Effect of exchange rates on cash	(7,749)	(19,030)
Net Increase (Decrease) in Cash and Cash Equivalents	$(12,318)	$(110,607)

Operating activities

Our primary sources and uses of cash from operating activities for the nine months ended September 30, 2023 and 2022, are as follows:

	Nine Months Ended
(in thousands)	Sep 30, 2023	Sep 30, 2022
Cash Flows from Operating Activities:
Net income (loss)	$52,874	$2,813
Non-cash items, net	88,579	98,679
Accounts receivable and contract assets	(135,237)	(130,023)
Inventory	(23,825)	(14,079)
Current liabilities	61,015	14,562
Other changes	13,734	(10,535)
Net Cash Provided by (Used in) Operating Activities	$57,140	$(38,583)

The decrease in cash related to accounts receivable and contract assets in the nine months ended September 30, 2023, reflects the timing of project milestones and customer payments. The decrease in cash related to inventory in the nine months ended September 30, 2023, was primarily due to higher activity and related increases in our Manufactured Products and Subsea Robotics inventory. The increase in cash related to current liabilities in the nine months ended September 30, 2023, reflects the timing of vendor payments.

Investing activities

Our capital expenditures of $67 million were higher during the first nine months of 2023, as compared to $55 million in the first nine months of 2022, primarily due to increased capital expenditures in our Subsea Robotics segment.

For 2023, we expect our organic capital expenditures to total between $95 million to $105 million. This includes approximately $45 million to $50 million of maintenance capital expenditures and $50 million to $55 million of growth capital expenditures.

Financing activities

In the nine months ended September 30, 2023 and 2022, we used $5.1 million and $1.9 million, respectively, of cash in financing activities primarily due to payment of tax withholding related to vesting of stock awards.

As of September 30, 2023, we had long-term debt in the principal amount of $700 million outstanding and $215 million of unused commitments under the Revolving Credit Agreement. On September 20, 2023, we entered into an Agreement and Amendment No. 1 to the Revolving Credit Agreement which extended the maturity of the commitments thereunder to April 8, 2027. As of September 30, 2023, we were in compliance with all the covenants set forth in the Revolving Credit Agreement.

In November 2014, we completed the public offering of $500 million aggregate principal amount of the 2024 Senior Notes. We pay interest on the 2024 Senior Notes on May 15 and November 15 of each year. The 2024 Senior Notes are scheduled to mature on November 15, 2024.

In February 2018, we completed the public offering of $300 million aggregate principal amount of 6.000% Senior Notes due 2028 (the “Existing 2028 Senior Notes”). We pay interest on the Existing 2028 Senior Notes on February 1 and August 1 of each year. The Existing 2028 Senior Notes are scheduled to mature on February 1, 2028.

We may redeem some or all of the Existing 2028 Senior Notes at specified redemption prices. In 2021, we repurchased $100 million in aggregate principal amount of the 2024 Senior Notes in open-market transactions.

On October 2, 2023, we completed a private placement of $200 million aggregate principal amount of additional 2028 Senior Notes (the “New 2028 Senior Notes” and, together with the Existing 2028 Senior Notes, the “2028 Senior Notes”) to persons reasonably believed to be qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and to non-U.S. persons outside the United Stated pursuant to Regulation S Under the Securities Act. The New 2028 Senior Notes constitute an additional issuance of the Existing 2028 Senior Notes and form a single series with such notes. We will pay interest on the New 2028 Senior Notes on February 1 and August 1 of each year, commencing on February 1, 2024. The New 2028 Senior Notes are scheduled to mature on February 1, 2028. We may redeem some or all of the New 2028 Senior Notes at specified redemption prices. We received net proceeds from the offering of the New 2028 Senior Notes of approximately $179 million, after deducting the initial purchasers’ discounts and offering expenses.

On October 2, 2023, we used the net proceeds from the offering discussed above, together with cash on hand, to fund our offer to purchase (the “Tender Offer”) for cash any and all of the $400 million principal amount outstanding of the 2024 Senior Notes. We repurchased $312 million principal amount of the 2024 Senior Notes at par plus accrued and unpaid interest of $5.5 million for approximately $318 million. The consummation of the Tender Offer was contingent upon the completion of the offering discussed above, which was satisfied on October 2, 2023.

On October 2, 2023, we delivered a notice to the holders of the 2024 Senior Notes that we have elected to redeem all of the remaining $88 million principal amount outstanding of the 2024 Senior Notes on the Redemption Date pursuant to our optional redemption right under the indenture governing the 2024 Senior Notes. The redemption price will be equal to 100% of the principal amount of the 2024 Senior Notes plus accrued and unpaid interest up to but not including the Redemption Date plus a “make-whole premium.” We intend to finance the redemption of the 2024 Senior Notes with cash on hand.

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

Off-Balance Sheet Arrangements

We have not guaranteed any debt not reflected on our Consolidated Balance Sheets as of September 30, 2023, and we do not have any off-balance sheet arrangements, as defined by Securities and Exchange Commission's rules.

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

For information about our critical accounting policies and estimates, see Part II. Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our annual report on Form 10-K for the year ended December 31, 2022. As of September 30, 2023, there have been no material changes to the judgments, assumptions and estimates upon which our critical accounting policies and estimates are based.

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

Because we operate in various regions in the world, we conduct a portion of our business in currencies other than the U.S. dollar. The functional currency for most of our international operations is the applicable local currency. A stronger U.S. dollar against the United Kingdom pound sterling, the Norwegian kroner and the Brazilian real could result in lower operating income. We manage our exposure to changes in foreign exchange rates by primarily denominating our contracts and providing for collections from our customers in U.S. dollars or freely convertible currency and endeavoring to match our contract costs with the denominated contractual currency. We use the exchange rates in effect as of the balance sheet date to translate assets and liabilities when the functional currency is the local currency, resulting in translation adjustments that we reflect as accumulated other comprehensive income or loss in the equity section of our Consolidated Balance Sheets. We recorded net adjustments to our equity accounts of $(11) million and $(21) million in the three-month periods ended September 30, 2023 and 2022, respectively, and $(10) million and $(42) million in the nine-month periods ended September 30, 2023 and 2022, respectively. Negative adjustments reflect the net impact of the strengthening of the U.S. dollar against various foreign currencies for locations where the functional currency is not the U.S. dollar. Conversely, positive adjustments reflect the effect of a weakening U.S. dollar.

We recorded foreign currency transaction gains (losses) of $0.9 million and $(1.1) million in the three-month periods ended September 30, 2023 and 2022, respectively, and $(3.6) million and $0.2 million in the nine-month periods ended September 30, 2023 and 2022, respectively. We recorded foreign currency transaction gains (losses) related to the Angolan kwanza as a component of other income (expense), net in our Consolidated Statements of Operations in those respective periods. Foreign currency transaction gains (losses) related to the Angolan kwanza of $0.8 million and $(1.4) million in three-month periods ended September 30, 2023 and 2022, respectively, and $(5.2) million and $0.7 million in the nine-month periods ended September 30, 2023 and 2022, respectively, were primarily due to the remeasurement of our Angolan kwanza cash balances to U.S. dollars.

The Angolan kwanza was devalued against the U.S. dollar by 65% in the nine-month period ended September 30, 2023. Any conversion of cash balances from kwanza to U.S. dollars is controlled by the central bank in Angola. During 2023, we have repatriated $1.8 million in cash from Angola. As of September 30, 2023 and December 31, 2022, we had the equivalent of approximately $13 million and $5.6 million, respectively, of kwanza cash balances in Angola reflected on our Consolidated Balance Sheets.

To mitigate our currency exposure risk in Angola, we used kwanza to purchase equivalent Angolan central bank (Banco Nacional de Angola) bonds. The bonds were denominated as U.S. dollar equivalents, so that, upon payment of semi-annual interest and principal upon maturity, payment was made in kwanza, equivalent to the respective U.S. dollars at the then-current exchange rate. Our remaining Angolan bonds matured on September 1, 2023, and we received cash proceeds of $6.2 million. As of December 31, 2022, we had $6.2 million of U.S. dollar equivalent Angolan bonds. These bonds were classified as available-for-sale securities; accordingly, they were recorded at fair market value in other current assets in our Consolidated Balance Sheets as of December 31, 2022. We did not sell any of our Angolan bonds in the three- and nine-month periods ended September 30, 2022.

We estimated the fair market value of the Angolan bonds to be $6.4 million as of December 31, 2022, using quoted market prices. Since the market for the Angolan bonds was not an active market, the fair value of the Angolan bonds was classified within Level 2 in the fair value hierarchy under U.S. GAAP. As of December 31, 2022, we had $0.1 million in unrealized gains, net of tax, related to these bonds as a component of accumulated other comprehensive loss on our Consolidated Balance Sheets.

Item 4.        Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2023, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There has been no change in our internal control over financial reporting that occurred during the three months ended September 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5.    Other Information

During the three-month period ended September 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.         Exhibits

Index to Exhibits
			Registration or File Number	Form of Report	Report Date	Exhibit Number
*	3.01	Restated Certificate of Incorporation	1-10945	10-K	Dec. 2000	3.01
*	3.02	Certificate of Amendment to Restated Certificate of Incorporation	1-10945	8-K	May 2008	3.1
*	3.03	Certificate of Amendment to Restated Certificate of Incorporation	1-10945	8-K	May 2014	3.1
*	3.04	Amended and Restated Bylaws	1-10945	8-K	Nov. 2022	3.01
*	4.01	Third Supplemental Indenture, dated October 2, 2023, between Oceaneering International, Inc. and Computershare Trust Company, N.A., as trustee, with respect to 6.000% Senior Notes due 2028	1-10945	8-K	Oct. 2023	4.3
*	4.02	Registration Rights Agreement, dated October 2, 2023, between Oceaneering International, Inc. and J.P. Morgan Securities LLC, as representative of the several initial purchasers	1-10945	8-K	Oct. 2023	4.5
*	10.01	Agreement and Amendment No. 1 to Credit Agreement, dated as of September 20, 2023, among Oceaneering International, Inc., as borrower, the guarantors party thereto, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent	1-10945	8-K	Sept. 2023	10.1
	31.01	Rule 13a – 14(a)/15d – 14(a) certification of principal executive officer
	31.02	Rule 13a – 14(a)/15d – 14(a) certification of principal financial officer
	32.01	Section 1350 certification of principal executive officer
	32.02	Section 1350 certification of principal financial officer
	101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
	101.SCH	XBRL Taxonomy Extension Schema Document
	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
	101.LAB	XBRL Taxonomy Extension Label Linkbase Document
	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
	104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
	*	Exhibit previously filed with the Securities and Exchange Commission, as indicated, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

October 27, 2023	/S/ RODERICK A. LARSON
Date	Roderick A. Larson
President and Chief Executive Officer
(Principal Executive Officer)

October 27, 2023	/S/ ALAN R. CURTIS
Date	Alan R. Curtis
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)