Form 10-K
period 2023-12-31
OCEANEERING INTERNATIONAL INC
filed 2024-02-23
CIK 73756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the company has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report).   ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☑ No
Aggregate market value of the voting stock held by nonaffiliates of the registrant computed by reference to the closing price of $18.70 of the Common Stock on the New York Stock Exchange as of June 30, 2023, the last business day of the registrant's most recently completed second quarter: $1.8 billion.
Number of shares of Common Stock outstanding as of February 16, 2024: 100,813,143.
Documents Incorporated by Reference:
Portions of the proxy statement relating to the registrant's 2024 annual meeting of shareholders, to be filed within 120 days of December 31, 2023 pursuant to Regulation 14A of the Securities Exchange Act of 1934, are incorporated by reference to the extent set forth in Part III, Items 10-14 of this report.

Table of Contents/
Oceaneering International, Inc.
Form 10-K

Table of Contents/
PART I

Item 1.Business.
GENERAL DEVELOPMENT OF BUSINESS
Oceaneering International, Inc. (“Oceaneering,” “we,” “us” or “our”) is a global technology company delivering engineered services and products and robotic solutions to the offshore energy, defense, aerospace, manufacturing and entertainment industries. Oceaneering was organized as a Delaware corporation in 1969 out of the combination of three diving service companies founded in the early 1960s. Since our establishment, we have concentrated on the development and marketing of underwater services and products to meet customer needs requiring the use of advanced technology. The continued evolution of applying our advanced technologies has expanded our presence into numerous adjacent markets focused on autonomous robotics. We believe we are one of the world's largest underwater services contractors. The services and products we provide to the energy industry include remotely operated vehicles, survey and positioning services, specialty subsea hardware, engineering and project management, subsea intervention services, including manned diving and asset integrity and non-destructive testing services. Our foreign operations, principally in Africa, Asia and Australia, United Kingdom, Brazil, and Norway accounted for approximately 58% of our revenue, or $1.4 billion, for the year ended December 31, 2023.
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
Energy. The primary focus of our Energy business over the last couple of years has been toward continuing our operational efficiency programs, as well as hiring, training and retaining personnel to meet the increased demands of offshore energy operations. Our efforts in our Energy business have always focused on efficiency and safety, which in turn has led to environmental and other benefits, including assisting our customers to reduce their carbon emissions in exploring for, developing and producing oil and natural gas and in addressing the ongoing energy transition. We are also focusing on opportunities to develop and deploy our capabilities to grow business in mobile robotics, offshore wind installations (both fixed and floating), nuclear, hydrogen and carbon-capture-and-sequestration (“CCS”) markets and tidal energy solutions, as well as expanding our asset integrity management and digital solutions for those markets.
Subsea Robotics. Our Subsea Robotics segment consists of our remotely operated vehicles (“ROVs”), survey services and ROV tooling businesses. We provide ROVs, which are tethered submersible vehicles remotely operated from the surface, to customers in the offshore energy industry for drill support and vessel-based services, including subsea hardware installation, construction, pipeline inspection, survey and facilities inspection, maintenance and repair (“IMR”). We design, build, retrofit and upgrade our new and existing ROVs at in-house facilities, the largest of which is in Morgan City, Louisiana. In 2023, we retired eleven of our conventional work-class ROV systems and replaced them with eleven upgraded conventional work-class ROV systems.
Our work-class ROV fleet size was 250 as of December 31, 2023, 2022 and 2021 and included six IsurusTM work-class ROV systems (which are capable of operating in high-current conditions and are ideal for renewables projects and high-speed surveys) and our battery-operated Liberty electric ROV (“E-ROV”) system, which we developed to address customer objectives regarding cost efficiencies, safety, personnel shortages and environmental considerations. The E-ROV system allows our customers to reduce carbon dioxide and other “greenhouse gas“ (“GHG”) emissions associated with offshore production operations. This system does not require a dedicated vessel to be on standby during ROV operations and reduces the need for ROV and other vessel-based personnel to be transported to and from marine vessels and offshore platforms, making the system more cost-efficient and safer for customer personnel. Additionally, our newest development is Freedom, a hybrid autonomous underwater vehicle (“AUV”) and ROV that can complete surveys, commissioning, inspections, maintenance, and repairs without the need for a pilot to monitor and control the entire operation. We intend to continue to expand our remote service offerings in this segment given the potentially significant savings both financially and in CO₂ emissions available from the Liberty and the IsurusTM systems and other E-ROV and hybrid systems we are developing.

Table of Contents/
Manufactured Products. Our Manufactured Products segment provides distribution systems, such as production control umbilicals and connection systems made up of specialty subsea hardware, along with clamp connectors and subsea and topside control valves. We also provide turnkey solutions that include project management, engineering design, fabrication/assembly and installation of autonomous mobile robotic technology to industrial, manufacturing, healthcare, warehousing and commercial theme park markets.
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
Offshore Projects Group. Our Offshore Projects Group (“OPG”) segment provides a broad portfolio of integrated subsea project capabilities and solutions as follows:
•subsea installation and intervention, including riserless light well intervention (“RLWI”) services, IMR services, principally in the United States (“U.S.”) Gulf of Mexico and offshore Angola, utilizing owned and chartered vessels;
•installation and workover control systems (“IWOCS”) and ROV workover control systems (“RWOCS”);
•diving services;
•decommissioning services;
•project management and engineering; and
•drill pipe riser services and systems and wellhead load relief solutions.
Our OPG segment provides vessel-based services principally in the U.S. Gulf of Mexico and offshore Angola, utilizing a fleet consisting of three owned and six chartered dynamically positioned deepwater vessels with integrated high-specification work-class ROVs onboard, and one owned survey vessel, other spot-chartered vessels and other assets. Our owned vessels are Jones Act-compliant. The dynamically positioned vessels are equipped with thrusters that allow them to maintain a constant position at a location without the use of anchors. They are used in the IMR of subsea facilities, pipeline or flowline tie-ins, pipeline crossings and installations. These vessels can also carry and install equipment or umbilicals required to bring subsea well completions into production (tie-back to production facilities).
Integrity Management & Digital Solutions. Our Integrity Management & Digital Solutions (“IMDS”) segment provides asset integrity management, corrosion management, inspection and nondestructive testing services, principally to customers in the oil and gas, power generation and petrochemical industries. We perform these services on both onshore and offshore facilities, both topside and subsea. We also provide software, digital and connectivity solutions for the energy industry and software and analytical solutions for the maritime industry.
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
General. We intend to continue our strategy of acquiring, as opportunities arise, additional assets or businesses, to improve our market position or expand into related service and product lines. Our ability to generate substantial cash flow over the last several years has allowed us to reduce our consolidated long-term debt balance and, as a result, provides us with more financial flexibility. In 2021, we repurchased $100 million of our 4.650% Senior Notes due 2024 (the “2024 Senior Notes”) in open-market transactions and in the fourth quarter of 2023, we completed a private placement of $200 million aggregate principal amount of additional 6.000% Senior Notes due 2028 (the “New 2028 Senior Notes”) and used the proceeds, together with cash on hand, to repurchase all of the remaining $400 million principal amount outstanding of the 2024 Senior Notes. With this optimism comes our firm commitment to maintain our financial and capital discipline.
We continue to focus on generating significant free cash flow and spending capital prudently to leverage our core competencies in new and existing markets. We will continue to develop and deliver technologies to help our customers produce hydrocarbons in a cleaner, safer and more cost-effective manner while increasing our investments into new markets including energy transition, mobility solutions, digital asset management, and aerospace and defense solutions.

Table of Contents/
DESCRIPTION OF BUSINESS
Energy
Our Energy business consists of the Subsea Robotics, Manufactured Products, Offshore Projects Group and Integrity Management & Digital Solutions segments. Our primary focus over the last couple of years has been toward continuing our operational efficiency programs, as well as hiring, training and retaining personnel to meet the increased demands of offshore energy operations and subsea completions, as well as to a lesser extent, the offshore renewables energy market. The continuing increase in global demand for energy is resulting in improved offshore activity, which in turn leads to more demand for our Energy business services.
Subsea Robotics. ROVs are tethered submersible vehicles remotely operated from the surface. We use our ROVs in the offshore energy industry to perform a variety of underwater tasks, including drill support, vessel-based IMR, installation and construction support, pipeline inspection and surveys, and subsea production facility operation and maintenance. Work-class ROVs are outfitted with manipulators, sonar and video cameras, and can operate specialized tooling packages and other equipment or features to facilitate the performance of specific underwater tasks. As of December 31, 2023, we owned 250 work-class ROVs. We believe we own and operate the largest fleet of work-class ROVs in the world. We also believe we are the industry leader in providing ROV services for offshore drill support, with an estimated 61% market share of the contracted floating drilling rigs at the end of 2023.

Subsea Robotics revenue:	Amount	Percent of Total Revenue
	(in thousands)
2023	$752,521	31%
2022	621,921	30%
2021	538,515	29%

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
Offshore well operators use subsea umbilicals and production control equipment to control subsea wellhead hydrocarbon flow, monitor downhole and wellhead conditions and perform chemical injection. They are also used to provide power and fluids to other subsea processing hardware, including pumps and gas/oil separation equipment. We also provide mobile robotics solutions, including autonomous mobile robot technology, and turnkey solutions that include program management, engineering design, fabrication/assembly and installation utilizing our autonomous mobile robotic technology, to a variety of industries.

Table of Contents/

Manufactured Products revenue:	Amount	Percent of Total Revenue
	(in thousands)
2023	$493,692	20%
2022	382,361	19%
2021	344,251	18%

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
We provide services for shallow-water projects (depths less than 1,000 feet) primarily in the U.S. Gulf of Mexico and offshore Angola with manned diving operations utilizing the traditional diving techniques of air, mixed gas and saturation diving, all of which use surface-supplied breathing gas. We supply diving services from offshore facilities and chartered vessels.

OPG revenue:	Amount	Percent of Total Revenue
	(in thousands)
2023	$546,366	22%
2022	489,317	24%
2021	378,121	20%

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

IMDS revenue:	Amount	Percent of Total Revenue
	(in thousands)
2023	$255,282	11%
2022	229,884	11%
2021	241,393	13%

Aerospace and Defense Technologies. We provide engineering services and manufacturing to the U.S. Department of Defense, National Aeronautics and Space Administration (“NASA”) and major government contractors. We work with our customers to understand their specialized requirements, identify and mitigate risks, and provide them value-added, maintainable, safe and certified solutions. The segment's largest customer is the U.S. Government with the U.S. Navy and NASA being the primary agencies supported. For the U.S. Navy, we perform engineering services, prototype design building services and repair and maintenance services on submarines and surface ships. We support space exploration and technology development by providing our products and services to NASA, aerospace contractors and commercial space companies. Our U.S. Navy and NASA-related activities substantially depend on continued government funding.

Table of Contents/

ADTech revenue:	Amount	Percent of Total Revenue
	(in thousands)
2023	$376,845	16%
2022	342,601	16%
2021	366,995	20%

MARKETING
Energy. Energy exploration and development expenditures fluctuate from year to year. In particular, budgetary approval for drilling and production in deepwater, an area in which we have a high degree of focus, may be postponed or suspended during periods when exploration and production companies reduce their offshore capital spending. Over the last several years, one of our focus areas has been to increase our service and product offerings toward our energy customers' operating expenditures and the offshore renewables energy market.
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
Major Customers. Our top five customers in 2023, 2022 and 2021 accounted for 36%, 37% and 36%, respectively, of our consolidated revenue. In 2023, 2022 and 2021, four of our top five customers were oil and gas exploration and production companies served by our Energy business segments, with the other one being the U.S. Government, which is served by our ADTech segment. During 2023, 2022 and 2021, revenue from one customer, the U.S. Government, accounted for 10%, 11% and 12%, respectively, of our total consolidated annual revenue, and no other customer accounted for more than 10% of our total consolidated revenue.
Although we do not depend on any one customer, the loss of one of our significant customers could, at least on a short-term basis, have an adverse effect on our results of operations and cash flows.
RAW MATERIALS
We purchase various raw materials for use in manufacturing our products and delivering our services. The key raw materials we use include steel in various forms, polymers, copper wire, electronic components and plastics. Most of the raw materials that are critical to our business are generally readily available from multiple sources but may be subject to price volatility. In addition, global market conditions can trigger constraints in the supply of certain raw materials, and our procurement personnel are always seeking ways to ensure the availability and manage the cost of raw materials. In addition to raw materials, we also use the products and services of a number of other providers, such as forge companies, casting foundries, metal fabricators, machine shops and logistics providers, in order to produce and deliver products to our customers. Most of these materials and services are generally available from multiple sources.

Table of Contents/
COMPETITION
Our businesses operate in highly competitive industry segments.
Energy
We are one of several companies that provide underwater services and specialty subsea hardware on a worldwide basis. We compete for contracts with companies that have worldwide operations, as well as numerous others operating locally in various areas. We believe that our ability to safely provide a wide range of underwater services and products on a worldwide basis enables us to compete effectively in multiple phases of the offshore oilfield life cycle. In some cases involving projects that require less sophisticated equipment, small companies have been able to bid for contracts at prices uneconomical to us. Additionally, in some jurisdictions we are subject to foreign governmental regulations favoring or requiring the awarding of contracts to local contractors or requiring foreign contractors to employ citizens of, or purchase supplies from, a particular jurisdiction. These regulations may adversely affect our ability to compete.
Subsea Robotics. We believe we are the world's largest owner/operator of work-class ROVs employed in energy-related operations. As of December 31, 2023, we owned 250 work-class ROVs. We compete with several major companies on a worldwide basis and with numerous others operating locally in various areas. Competition for ROV services, including ROV tooling, historically has been based on equipment availability, location of or ability to deploy the equipment, quality of service and price. The relative importance of these factors can vary over time based on market conditions. The ability to develop improved equipment and techniques and to attract, train and retain skilled personnel is also an important competitive factor in our markets.
Our survey and positioning services operate in a competitive environment, as one of several companies that provide these services. Additionally, in recent years, we have been targeting increasing our presence in international markets.
Manufactured Products. With our manufactured products business, we are one of several companies that compete on a worldwide basis for the provision of steel tube and thermoplastic control umbilicals, and, compared to current and forecasted market demand, coupled with competitors reducing supply capacity, we are beginning to see slight improvement in the umbilical manufacturing market. We believe the recent closures or reductions in capacity by some of our competitors, coupled with an increase in demand, should help with balancing a historically over-supplied market.
Within our mobility solutions and entertainment businesses, there are many niche competitors offering specialized services and products, both on a regional and a global basis.
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

Table of Contents/
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
The amounts of backlog orders we believed to be firm as of 2023 and 2022 were as follows (in millions):

	As of December 31, 2023		As of December 31, 2022
	Total	1+ yr (1)	Total	1+ yr (1)
Energy
Subsea Robotics	$782	$303	$771	$313
Manufactured Products	622	194	467	186
Offshore Projects Group	355	121	239	—
Integrity Management & Digital Solutions	332	148	281	126
Total Energy	2,091	766	1,758	625
Aerospace and Defense Technologies	236	23	189	16
Total	$2,327	$789	$1,947	$641

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

Table of Contents/
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

Table of Contents/
HUMAN CAPITAL RESOURCES
Human Capital Programs and Metrics
We use a variety of human capital measures, including compensation and benefits program design, workforce composition and diversity metrics, health and safety metrics, talent attraction techniques, and development and management programs.
We believe our future success largely depends on our continued ability to attract and retain highly skilled employees. Our attraction and retention efforts include:
•Business Ethics. As described more fully below, we foster a culture that encourages Oceaneering employees (“Oceaneers”) to act with integrity and insist upon business ethics.
•Compensation and Benefits. We offer competitive compensation packages, including benefit packages tailored to local markets of operation.
•Career Development. We value continued learning and growth for all Oceaneers, regardless of their location, career path or background. In our global business, we develop talent and offer career advancement within local communities while offering exciting opportunities to deepen international business and cultural experiences for Oceaneers with such aspirations. We offer accelerated career paths for technicians into senior and supervisory roles as well as leadership development for personnel on professional career tracks. We regularly review our leadership bench strength and demonstrate a strong history of internal promotion.
•Health, Safety, Security & Environment. We take a proactive, preventative, and people-first approach to health, safety, security and environmental (“HSSE”) risks in our business. We start by measuring leading indicators that provide opportunities to avoid HSSE events before they happen, and we keep HSSE at the forefront of our decisions. We expect full commitment to HSSE from all Oceaneers and from all of our business partners.
•Diversity. Our success is rooted in the diversity of our workforce. We value a culture where employees can be authentic at work, live their values, and grow and advance their careers. We identify barriers that may prevent Oceaneers from harnessing their full potential and change systems and processes to address those barriers. Our focus on diversity continues to mature to unleash the collective potential of Oceaneers. Our local, regional, and global Employee Resource Groups give employees the opportunity to connect, learn more, and advocate for improvements to Oceaneers’ sense of belonging and impact.
•Community Involvement. Oceaneers value addressing the needs of the communities in which they live and work. We support local, regional and global initiatives to address community needs, and we offer two paid volunteer days annually to all employees to enable them to participate in community outreach activities throughout the year.
•Continual Improvement of Employee Experience. We believe that the employee value proposition can vary and evolve from place to place and from time to time. With that in mind and with a commitment to continual improvement of the employee experience, we conduct periodic employee engagement surveys to gauge engagement of Oceaneers.
As of December 31, 2023, we had approximately 10,100 employees, of whom approximately 38% were employed in the United States and approximately 62% were employed outside of the United States. Our workforce varies seasonally and typically peaks during the second and third quarter of each year. In 2023, we worked in approximately 52 countries across six continents and employed people representing over 114 different nationalities.
Business Ethics
Our Code of Conduct applies to all of our directors, officers and employees. Additionally, our joint venture partners, consultants, agents, subcontractors and other business partners must follow applicable law and ethical business practices consistent with our Code of Conduct when working on our behalf. The Code of Conduct is approved by the Board of Directors and is regularly reviewed by the Audit Committee. Waivers of the Code of Conduct are to be granted only by our Board of Directors.
Our Code of Conduct outlines Oceaneering’s commitment to honest and ethical conduct, compliance with applicable laws and regulations, prompt internal reporting of potential and actual violations (including a prohibition against retaliation for making good faith reports), accountability for violations and public reporting or disclosures as required by applicable law. While no Code of Conduct can cover every circumstance that may relate to business

Table of Contents/
ethics, our Code of Conduct provides guidance and instructions related to conflicts of interest, anti-bribery and corruption (including management of third-party representatives), fair competition, trade controls, record-keeping, data privacy, protection of confidential and proprietary information, insider trading, respectful workplace, human rights, and more.
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
In addition, various statements this report contains, including those that express a belief, expectation or intention, or that express a future goal or commitment, are forward-looking statements. Those forward-looking statements appear in Part I of this report in Item 1—“Business,” Item 2—“Properties” and Item 3—“Legal Proceedings” and in Part II of this report in Item 7—“Management's Discussion and Analysis of Financial Condition and Results of Operations,” Item 7A—“Quantitative and Qualitative Disclosures About Market Risk” and in the Notes to Consolidated Financial Statements incorporated into Item 8 and elsewhere in this report. These forward-looking statements speak only as of the date of this report, we disclaim any obligation to update these statements, and we caution you not to rely unduly on them. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks, contingencies and uncertainties relate to, among other matters, the following:
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
•factors affecting our ability to achieve our growth expectations for our mobile robotics technology products;
•general economic and business conditions and industry trends, including the ongoing transition to alternative sources of energy to reduce worldwide emissions of carbon dioxide and other “greenhouse gases,” the effects of inflation and future monetary policies and actions of the Federal Reserve;
•the strength of the industry segments in which we are involved;
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

Table of Contents/
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
We also post on our website materials that summarize our environmental, social and governance (“ESG”) efforts, including our annual Sustainability Accounting Standards Board Disclosures and our Climate Change Report aligned with the Task Force on Climate-Related Financial Disclosures guidance. These materials are available in print to any stockholder that makes a written request to Oceaneering International, Inc., Attention: Corporate Secretary, 5875 North Sam Houston Parkway West, Suite 400, Houston, Texas 77086. Information contained on or accessible from our website or any other website is not incorporated by reference into this Annual Report and should not be considered part of this report.

Table of Contents/
INFORMATION ABOUT OUR EXECUTIVE OFFICERS
Executive Officers. The following information relates to our executive officers as of February 16, 2024:

NAME	AGE	POSITION	EXECUTIVE OFFICER SINCE	EMPLOYEE SINCE
Roderick A. Larson	57	President and Chief Executive Officer and Director	2012	2012
Earl F. Childress	58	Senior Vice President and Chief Commercial Officer	2020	2020
Alan R. Curtis	58	Senior Vice President and Chief Financial Officer	2015	1995
Holly D. Kriendler	59	Senior Vice President and Chief Human Resources Officer	2020	2016
Benjamin M. Laura	45	Senior Vice President and Chief Innovation Officer	2020	2014
Jennifer F. Simons	47	Senior Vice President, Chief Legal Officer and Secretary	2023	2023
Catherine E. Dunn	46	Vice President and Chief Accounting Officer	2023	2002
Philip G. Beierl	65	Senior Vice President, Aerospace and Defense Technologies	2018	2005
Christopher J. Dyer	44	Senior Vice President, Offshore Projects Group	2022	2004
Leonardo P. Granato	50	Senior Vice President, Integrity Management and Digital Solutions	2022	2016
Martin J. McDonald	60	Senior Vice President, Subsea Robotics	2015	1989
Shaun R. Roedel	56	Senior Vice President, Manufactured Products	2020	2009

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

Table of Contents/
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
Catherine E. Dunn, Vice President and Chief Accounting Officer, joined Oceaneering in June 2002 and served as Corporate Controller from January 2012 until she was appointed to her current position in December 2023. Prior to joining Oceaneering, Mrs. Dunn was with Arthur Anderson. Mrs. Dunn holds a Bachelor’s degree in Accounting from Louisiana State University and is a Certified Public Accountant.
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
Martin J. McDonald, Senior Vice President, Subsea Robotics, joined Oceaneering in 1989. He held a variety of domestic and international positions of increasing responsibility in our Remotely Operated Vehicles segment and most recently served as Vice President and General Manager for our ROV operations in the Eastern Hemisphere from 2006 until being appointed Senior Vice President, Remotely Operated Vehicles in 2016. He was appointed to his current position in May 2020.
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
We derive most of our revenue from customers in the offshore oil and gas exploration, development and production industry. The offshore oil and gas industry is a historically cyclical industry characterized by significant changes in the levels of exploration and development activities. Oil and gas prices, and market expectations of potential changes in those prices, significantly affect the levels of those activities. Worldwide political, economic and military events have contributed to oil and gas price volatility and are likely to continue to do so in the future. In addition, there is ongoing uncertainty regarding the long-term outlook for the U.S. Gulf of Mexico, as a result of a prior temporary ban on leasing of U.S. federal lands imposed by the current presidential administration. While the temporary ban has been lifted, the Biden administration resumed selling leases to drill for oil and gas on federal lands in April 2022, but with an 80% reduction in the number of acres offered and an increase in the royalties companies must pay to drill. In July 2023, the U.S. Department of the Interior (“DOI”) proposed updates to its onshore oil and gas leasing regulations which could further restrict oil and gas exploration and production on federal lands. DOI expects to issue a final rule in the spring of 2024. In August 2023, DOI proposed a scaled back offshore lease sale for certain areas in the Gulf of Mexico due to concerns related to an endangered whale population in the area. The exclusion of certain lease blocks from the sale was successfully challenged in court and DOI was ordered to hold the lease sale at its original scale. This decision was upheld by the U.S. Court of Appeals for the Fifth Circuit on November 14, 2023, and the sale was held on December 20, 2023. Any prolonged reduction in the overall level of offshore oil and gas exploration and development activities, whether resulting from changes in oil and gas prices, limitations on access to capital for such activities, governmental actions or regulatory developments or otherwise, could materially and adversely affect our financial condition and results of operations in our operating segments within our Energy business. Some factors that have affected and are likely to continue affecting oil and gas prices and the level of demand for our services and products include the following:
•worldwide demand for oil and gas;
•general economic and business conditions and industry trends;
•the ability of OPEC to set and maintain production levels;
•the level of production by non-OPEC countries;
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
•war, sabotage, terrorism and civil unrest, including the conflict between Russia and Ukraine and conflict in the Middle East; and
•extreme weather conditions, natural disasters, public health crises and pandemics or epidemics, such as COVID-19 and variants thereof.

Table of Contents/
Our operations could be adversely impacted by the indirect consequences of climate change and climate-related business trends.
Scientific studies have suggested that emissions of certain gases, commonly referred to as “greenhouse gases,” including carbon dioxide and methane, are contributing to warming of the earth’s atmosphere and other climatic changes. In response to those studies, the issue of climate change and the effects of greenhouse gas emissions, in particular emissions from fossil fuels, has attracted and continues to attract political and social attention. Although it is not possible at this time to predict the timing and effect of climate-related business trends, any such developments, including the declining cost of renewable energy generation technologies, continued government subsidies, and the continuing electrification of various technologies that previously used hydrocarbons, could impact the long-term demand for oil and natural gas and, ultimately, the demand for the services and products of our Energy business.
Climate-related business trends could result in, among other things, decreased demand for goods or services that produce significant greenhouse gas emissions, such as our fleet of vessels, increased demand for goods that result in lower emissions than competing products and increased competition to develop innovative new products that result in lower emissions. As we strive to develop innovative new product offerings, we aim to address a myriad of challenges facing our customers and the industries that we serve, including, among many others, energy efficiency, labor shortages, safety and climate change. To meet these challenges, we strive to innovate products and services that, in addition to lowering greenhouse gas emissions for our customers, offer higher energy efficiency, fewer personnel requirements due to more automation and superior safety characteristics. While this creates opportunities for our business, we face the risk that we will be unable to execute on such innovation in a timely manner, or at all, which may materially and adversely affect our business, financial condition, results of operations or cash flows if our customers turn to other suppliers for these products. If we are unable to meet increased customer expectations around the energy efficiency and carbon emissions of our new products, our business or our reputation could be negatively impacted.
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
A significant portion of our revenue is attributable to operations in foreign countries. These activities accounted for approximately 58% of our consolidated revenue in 2023. Risks associated with our operations in foreign areas include risks of:
•regional and global economic downturns;
•public health crises, such as COVID-19, Severe Acute Respiratory Syndrome, severe influenza and other highly communicable viruses or diseases, that could limit our access to customers', vendors' or our facilities or offices, impose travel restrictions on our personnel or otherwise adversely affect our operations or demand for our services;
•expropriation, confiscation or nationalization of assets;
•renegotiation or nullification of existing contracts;
•foreign exchange restrictions;
•foreign currency fluctuations, particularly in countries highly dependent on oil revenue;
•foreign taxation, including the application and interpretation of tax laws;
•the inability to repatriate earnings or capital;

Table of Contents/
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
Our offshore oilfield operations are subject to the hazards inherent in the offshore oilfield business. These include blowouts, explosions, fires, collisions, capsizings and severe weather conditions. These hazards could result in personal injury and loss of life, severe damage to or destruction of property and equipment, pollution or environmental damage and suspension of operations. We may incur substantial liabilities or losses as a result of these hazards. While we maintain insurance protection against some of these risks and seek to obtain indemnity agreements from our customers requiring the customers to hold us harmless from some of these risks, our insurance and contractual indemnity protection may not be sufficient or effective to protect us under all circumstances or against all risks. The occurrence of a significant event not fully insured or indemnified against or the failure of a customer to meet its indemnification obligations to us could materially and adversely affect our results of operations and financial condition.
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
Legislation to regulate greenhouse gas emissions has, from time to time, been introduced in the U.S. Congress and such legislation may be proposed or adopted in the future. In addition, the Environmental Protection Agency (“EPA”) has adopted regulations addressing greenhouse gas emissions, including the EPA’s final methane rules, which

Table of Contents/
impose several new methane emission requirements on the oil and gas industry, announced on December 2, 2023, during the United Nations Climate Change Conference in the United Arab Emirates (“COP28”). There also have been international efforts seeking legally binding reductions in greenhouse gas emissions, as well as non-binding efforts, including the non-binding agreement by more than 190 governments at COP28 to transition away from fossil fuels and encourage the growth and expansion of renewable energy. The United States was actively involved in the negotiations at the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change in Paris, which led to the creation of the “Paris Agreement.” The Paris Agreement requires the signatory countries to review and "represent a progression" in their nationally determined contributions, which set emissions reduction goals, every five years.
It is not possible at this time to predict the timing and effect of climate change or to predict the effect of the Paris Agreement (or similar international agreements) or whether additional greenhouse gas legislation, regulations or other measures will be adopted. However, more aggressive efforts by governments and non-governmental organizations to reduce greenhouse gas emissions appear likely and any such future laws and regulations could result in increased compliance costs or additional operating restrictions applicable to our Energy business customers and/or us. For example, in August 2022, President Biden signed the Inflation Reduction Act (“IRA”) into law, which imposes a charge on methane emissions from certain petroleum and natural gas system facilities and could have an indirect impact on demand for the goods and services of our Energy business, and on December 2, 2023 during COP28, the EPA announced its final methane rules, which impose several new methane emission requirements on the oil and gas industry. Our business could also be impacted by governmental initiatives to incentivize the conservation of energy or the use of alternative energy sources. These initiatives to reduce energy consumption or incentivize a shift away from fossil fuels could reduce demand for hydrocarbons, thereby reducing demand for the goods and services of our Energy business, and adversely impact our business, financial condition, results of operations and cash flows.
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

Table of Contents/
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
Our business is affected by changes in public policy and by federal, state, local and foreign laws and regulations, including those relating specifically to the offshore oil and gas industry. Offshore oil and gas exploration and production operations are affected by tax, environmental, safety and other laws, by changes in those laws, application or interpretation of existing laws, and changes in related administrative regulations. It is possible that such new laws and regulations, or changes to the application or interpretation of existing laws and regulations, may in the future add significantly to our operating costs or those of our customers or otherwise directly or indirectly affect our operations.
On August 16, 2022, President Biden signed the IRA into law. The IRA contains several revisions to the Internal Revenue Code, including a 15% corporate minimum tax for taxpayers with adjusted financial statement income in excess of $1.0 billion and a 1% excise tax on corporate stock repurchases made after December 31, 2022. We continue to analyze the potential impact of the IRA on our consolidated financial statements and to monitor guidance to be issued by the U.S. Department of the Treasury.
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

Table of Contents/
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
The United States experienced inflationary pricing and increasing construction and labor costs in 2022 and 2023. While the pace of inflation has reduced since 2022, future changes in inflation could have an adverse impact on our business and our financial condition by increasing our costs of materials and labor. In addition, changing and future monetary policies and actions of the Federal Reserve that result from such adverse market and economic conditions (such as raises to the target federal funds rate) could adversely affect our ability to obtain financing and raise our (or our customers’) cost of capital. In a highly inflationary environment, we may be unable to raise pricing for our energy services and products at or above the rate of inflation, which could reduce our profit margins and our cost of capital, labor and materials could increase, which could have an adverse impact on our business and our financial condition.
Public and investor sentiment regarding ESG matters and our industry could adversely affect our business operations and the trading price of our securities.
Businesses across all industries are facing increasing scrutiny from investors, governmental authorities, regulatory agencies and the public related to their ESG practices, including practices and disclosures related to climate change, sustainability, diversity, equity and inclusion initiatives and heightened governance standards. Failure, or a perceived failure, to adequately respond to or meet evolving ESG expectations, concerns and standards may cause us to suffer reputational damage and materially and adversely affect our business or financial condition, or the trading price of our securities. In addition, organizations that provide ESG information to investors have developed ratings processes for evaluating a business entity’s approach to ESG matters, and certain members of the broader investment community may consider a business entity’s sustainability score as a reputational or other factor in making an investment decision. Consequently, a low sustainability score could result in exclusion of our securities from consideration by certain investment funds and a negative perception of our operations by certain investors. In addition, efforts in recent years aimed at the investment community to limit or curtail activities with companies engaged in the extraction of fossil fuel reserves could limit our ability to access the capital markets to the extent the services we provide to such customers engaged in extraction activities constitute a significant portion of our operations. As a result, such initiatives could have an adverse impact on our business and our financial condition.
Difficulty in obtaining sufficient capital could adversely impact our business and financial condition.
A financial crisis or economic recession could have an adverse impact on our business and our financial condition. In particular, the cost of capital could increase substantially and the availability of funds from the capital markets could diminish significantly. Since the global recession in 2008, credit and capital markets have, from time to time, experienced volatility. Our ability to access the capital markets in the future could be restricted or available on terms we do not consider favorable. Limited access to the capital markets could adversely impact our ability to take advantage of business opportunities or react to changing economic and business conditions and could adversely

Table of Contents/
impact our ability to continue our growth strategy. Ultimately, we could be required to reduce our future capital expenditures substantially and such a reduction could have a material adverse effect on our business and our consolidated financial condition, results of operations and cash flows. A financial crisis or economic recession could also affect our suppliers and our customers, causing them to fail to meet their obligations to us, which could have a material adverse effect on our revenue, income from operations and cash flows.
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

Table of Contents/
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
Our aspirations, goals, commitment targets and initiatives related to sustainability, including emissions reduction and our public statements and disclosures regarding the same, expose us to numerous risks.
We have developed, and we will continue to develop, goals, targets and other objectives related to sustainability matters, including our 2030 emission reduction targets. Statements related to these goals, targets and objectives are made using various underlying assumptions and reflect our current intentions, and do not constitute a guarantee that they will be achieved. Our efforts to research, establish, accomplish and accurately report on these goals, targets and other objectives expose us to numerous operational, reputational, financial, legal and other risks. Our ability to achieve any stated goal, target or objective is subject to numerous factors and conditions, many of which are outside of our control, including the availability of alternative energy sources in the jurisdictions in which we operate, the capacity of electrical grids to support traditional and alternative energy sources, and the broader economic and legal circumstances affecting energy and electricity locally. We cannot predict the ultimate impact of achieving our 2030 emissions reduction targets, or the various implementation aspects, on our financial condition and results of operations.
Our business may face increased scrutiny from investors and other stakeholders related to our sustainability activities, including the goals, targets and other objectives that we announce, and our methodologies and timelines for pursuing them. If our sustainability assumptions or practices do not meet investor or other stakeholder expectations and standards, which continue to evolve, our reputation, our ability to attract or retain employees and our attractiveness as an investment or business partner could be negatively affected. Similarly, our failure or perceived failure to pursue or fulfill our sustainability focused goals, targets and objectives, to comply with ethical, environmental or other standards, regulations or expectations, or to satisfy various reporting standards with respect to these matters, within the timelines we announce, or at all, could adversely affect our business or reputation, as well as expose us to government enforcement actions and private litigation.
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

Table of Contents/
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
Our operations (both onshore and offshore) are highly dependent on both IT and OT systems and personnel that implement and maintain such systems, including systems that collect, process, store or use personal information, confidential or proprietary information, and other sensitive information about our business and operations, as well as our customers, employees, suppliers and others. Some of these systems are managed or provided by third-party service providers, including certain cloud platform or cloud software providers. As a result, our business operations could be negatively impacted by a breach or interruption of systems that originates from, or compromises, third-party networks or devices outside of our control.
Threats to our IT and OT systems associated with cybersecurity risks, cyber incidents and cyberattacks continue to grow. Risks associated with these threats include disruptions of certain systems on our vessels or systems utilized to operate our ROVs; other impairments of our ability to conduct our operations; interruption of internal critical services; interruption of external critical services to customers; interruption of ability to bill or collect payment from customers; loss of or damage to intellectual property, proprietary information or employee or customer data; disruption of our customers’ operations; loss or damage to our employee or customer data delivery systems; damage to our reputation or customer or other business relationships; inability to comply with our contractual or regulatory obligations in a timely manner which could result in civil litigation, regulatory investigations or other enforcement actions by governmental authorities and associated costs, fines or penalties; and increased costs to prevent, respond to or mitigate cybersecurity incidents. If such a cyber incident were to occur, it could have a material adverse effect on our business and our consolidated financial condition, results of operations and cash flows.
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
Finally, laws and regulations we may be subject to governing cybersecurity, such as obligations under the Cyber Incident Reporting for Critical Infrastructure, pose increasingly complex compliance challenges, and failure to

Table of Contents/
comply with these laws and regulations could result in fines, penalties, legal liability and damage to our reputation and customer or other business relationships.
Changes in data privacy and security laws, regulations and standards may adversely impact our business.
Data privacy and security have become significant regulatory issues and the subject of rapidly evolving laws globally and in the United States. As a result, we may be subject to a growing patchwork of privacy regulation imposed by jurisdictions where we operate, including under the European Union’s and U.K.’s General Data Protection Regulation, Brazil’s General Data Protection Law and in the United States under various state privacy frameworks, such as the California Consumer Privacy Act. These regulatory frameworks apply to activities related to the collection, use, disclosure, and transfer of personal data that may be conducted by us or directly or indirectly through our vendors or subcontractors.
Data privacy and security regulations may significantly impact our business activities and require substantial compliance costs that adversely affect our business, operating results, prospects and financial condition. Additionally, any failure by us to comply with these regulations, including as a result of a personal data breach, could result in significant penalties and liabilities for us. Interpretations and enforcement of these laws continue to evolve, and changes to these regulatory interpretations or enforcement of these laws could create a range of new compliance obligations, which could cause us to incur additional costs. Furthermore, foreign, federal, state and local government bodies or agencies have, in the past, adopted—and may in the future adopt—more laws and regulations affecting data privacy and security.
Although these privacy and security laws share similar concepts, each applicable jurisdiction may include important variations, such as differing standards or obligations. Those variations may increase our compliance costs and place increased demand on our resources by creating complex monitoring, control and compliance challenges. Any failure by us to comply with these laws and regulations, including as a result of a personal data breach, could result in significant penalties and liabilities for us.
Our business and operations could become subject to future legislation, regulation, enforcement strategies and regulatory or judicial interpretations beyond those currently proposed, adopted or contemplated in the U.S. and abroad. Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations, and policies that are applicable to our business may limit the use and adoption of, and reduce the overall demand for, our solutions.
Finally, if we acquire an entity that has violated or is not in compliance with applicable data privacy, security and protection laws or regulations (or contractual provisions), we may experience similar adverse consequences.
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
Item 1B.Unresolved Staff Comments.
None.
Item 1C.     Cybersecurity.
Risk Management and Strategy
Oceaneering continues to make cybersecurity a priority as the threat landscape evolves and becomes increasingly complex and sophisticated.
Managing Material Risks & Integrated Overall Risk Management
The Company has strategically integrated cybersecurity risk management into its broader risk management framework to promote a company-wide culture of cyber risk awareness. Our Chief Information Technology Officer (“CITO”) and Chief Information Security Officer (“CISO”) work closely with our Enterprise Risk Committee, which oversees—in part—cybersecurity, to continuously evaluate and address cyber risks in alignment with business objectives, operational needs and industry-accepted standards, such as the National Institute of Standards and Technology (“NIST”) and the Cybersecurity Maturity Model Certification (“CMMC”) frameworks.
The Company has processes and procedures in place to monitor the prevention, detection, mitigation and remediation of cybersecurity risks. These include but are not limited to:
•Maintaining a defined and practiced incident response plan with dedicated Cybersecurity Event Response and Corporate Crisis Management Teams, including maintaining a 24/7 security operations center (“SOC”);
•Maintaining cyber insurance coverage;
•Employing appropriate incident prevention and detection safeguards;
•Maintaining a defined disaster recovery policy and employing disaster recovery software, where appropriate;
•Educating, training and testing our user community on information security practices and identification of potential cybersecurity risks and threats; and
•Reviewing and evaluating new developments in the cyber threat landscape.
Engaging Third Parties on Risk Management
Recognizing the complexity and evolving nature of cybersecurity risk, Oceaneering engages with a range of external support, including cybersecurity consultants, in evaluating, monitoring and testing our cyber management systems and related cyber risks. The Company’s collaboration with these third parties includes audits, threat and

Table of Contents/
vulnerability assessments, incident response plan testing, company-wide monitoring of cybersecurity risks and consultation on security enhancements.
Managing Third Party Risk
Oceaneering recognizes the risks associated with the use of vendors, service providers and other third parties that provide information system services to us, process information on our behalf, or have access to our information systems, and the Company has processes in place to oversee and manage these risks. We conduct thorough risk-weighted security assessments of various third-parties and maintain ongoing monitoring to ensure compliance with our cybersecurity standards. This monitoring includes both annual assessments and assessments on an ongoing basis.
Risks from Cybersecurity Incidents
To our knowledge, Oceaneering has not been subject to cybersecurity incidents that have materially affected, or are reasonably likely to materially affect the Company, its operations or financial standing.
Governance
Risk Management Personnel
Oceaneering’s cybersecurity risk management program is overseen by management at multiple levels. The CITO and the Director of IT Security play key roles in assessing, monitoring and managing the Company’s cybersecurity risks with support of the Enterprise Risk Committee, as well as dedicated information technology and security personnel. Our CITO has over 18 years of experience as an information technology executive, and earned a Bachelor’s and Master’s degrees in Management Information Systems. Our Director of IT Security has almost 25 years of experience managing global information technology security and has served as Oceaneering’s CISO since 2018. Our Director of IT Security earned a Bachelor’s degree in Business and has several relevant certifications including Risk and Information Systems Control (“CRISC”), Information Systems Auditor (“CISA”), Information Systems Security Architecture (“ISSAP”), Security Certified Network (“SCNP”), Information Systems Security (“CISSP”) and Cisco Certified Network Associate (“CCNA”).
Monitor Cybersecurity Incidents
Our CITO and Director of IT Security are continually informed and updated about the latest developments in cybersecurity, including emerging threats and innovative risk management techniques. They implement and oversee processes for the regular monitoring of our information systems. This includes the deployment of advanced security measures and regular system audits to identify potential vulnerabilities. In the event of a cybersecurity incident, the Company is equipped with a defined and practiced incident response plan managed by a dedicated Cybersecurity Event Response Team and Corporate Crisis Management Team. This plan includes immediate actions to mitigate the impact and long-term strategies for remediation and prevention of future incidents.
Board of Director Oversight
The Audit Committee of the Company’s Board of Directors is responsible for overseeing the Company’s cyber risk. The Audit Committee receives regular updates that encompass a broad range of topics, including:
•Current cybersecurity threat landscape and emerging threats;
•Status of ongoing cybersecurity initiatives and strategies;
•Incident reports and learnings from unique cybersecurity events, including those of other companies;
•Compliance status and efforts with regulatory requirements and industry standards;
•Regulatory updates;
•Vulnerability developments; and
•Other cyber risk topics as requested by the Board.
Our Chairman of the Board, Mr. M. Kevin McEvoy, has earned a National Association of Corporate Directors (“NACD”) Cybersecurity Oversight certification and a Computer Early Response Team (“CERT”) Cybersecurity Oversight Certification from Software Engineering Institute, and our Board is composed of directors with diverse qualifications, skills and expertise, including risk management, technology and finance, that we believe equip them to oversee cybersecurity risks effectively.

Table of Contents/
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
•Abu Dhabi, United Arab Emirates;
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
•Baku, Azerbaijan;
•Newfoundland, Canada; and
•Loyang, Singapore.
We use workshop and office space in Houston, Texas in our Manufactured Products, OPG and IMDS business segments. Our principal manufacturing and assembly facilities for our Manufactured Products segment are located in or near the following locations:
•Houston, Texas;
•Port Fourchon and Lafayette, Louisiana;
•Orlando and Panama City, Florida;
•Aberdeen and Rosyth, Scotland;
•Nodeland and Stavanger, Norway;
•Luanda, Angola;
•Utrecht, Netherlands;
•Kuala Lumpur, Malaysia;
•Niterói, Brazil; and
•Stuttgart, Germany.
Each of these manufacturing facilities is suitable for its intended purpose and has sufficient capacity to respond to increases in demand that may be reasonably anticipated in the foreseeable future.
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
Aerospace and Defense Technologies. Our primary facilities for our ADTech segment are offices and workshops in Hanover, Maryland. We have operational support offices in the following locations:
•Chesapeake, Virginia;
•Houston, Texas; and
•Charleston, South Carolina.

Table of Contents/
We also have facilities to support our services for the U.S. Navy in these locations: San Diego, California; Bremerton, Washington; and Pearl Harbor, Hawaii.
Item 3.Legal Proceedings.
For information regarding legal proceedings, see the discussion under the caption “Litigation” in Note 9—“Commitments and Contingencies” in the Notes to Consolidated Financial Statements included in this report, which discussion we incorporate by reference into this Item.
Item 4.Mine Safety Disclosures.
Not applicable.

Table of Contents/
Part II
Item 5.Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock is listed on the New York Stock Exchange under the symbol OII. Our company website address is www.oceaneering.com.
On February 16, 2024, there were approximately 322 holders of record of our common stock. On that date, the closing sales price, as quoted on the New York Stock Exchange, was $22.05. Although our Board has not declared quarterly dividends since 2017, we review our dividend position on a quarterly basis. The payment of future dividends will depend on our results of operations, financial condition, cash requirements, future business prospects, contractual and indenture restrictions and other factors deemed relevant by our Board of Directors.
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

Table of Contents/
PERFORMANCE GRAPH
The following graph compares our total shareholder return to the Standard & Poor's 500 Stock Index (“S&P 500”) and the PHLX Oil Service Sector Index from December 31, 2018 through December 31, 2023. The PHLX Oil Service Sector Index is designed to track the performance of a set of companies involved in the oil services sector.
It is assumed in the graph that: (1) $100 was invested in Oceaneering Common Stock, the S&P 500 and the PHLX Oil Service Sector Index on December 31, 2018; and (2) any Oceaneering dividends are reinvested. The shareholder return shown is not necessarily indicative of future performance.

Comparison of Cumulative Shareholder Return
$250
$200
$150
$100
$50
$0
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
Oceaneering International, Inc.
S&P 500 Index
PHLX Oil Service Sector Index

	December 31,
	2018	2019	2020	2021	2022	2023

Oceaneering International, Inc.	100.00	123.22	65.70	93.47	144.55	175.87
S&P 500 Index	100.00	131.49	155.68	200.37	164.08	207.21
PHLX Oil Service Sector Index	100.00	99.45	57.60	69.55	112.31	114.47

Table of Contents/

Item 6.    [Reserved]

Table of Contents/
Item 7.Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following information should be read in conjunction with the information contained in “Part I. Item 1. Business,” “Part I. Item 1A. Risk Factors” and the audited consolidated financial statements and the notes thereto included under “Item 8. Financial Statements and Supplementary Data” elsewhere in this annual report on Form 10-K. For management's discussion and analysis of our financial condition and results of operations for fiscal year 2022 as compared to fiscal year 2021, please refer to Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Form 10-K for the fiscal year ended December 31, 2022, filed with the Securities and Exchange Commission ("SEC") on February 24, 2023.
Certain statements in this annual report on Form 10-K, including, without limitation, statements regarding the following matters, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995:
•our business strategy;
•industry conditions and commodity pricing;
•seasonality;
•our expectations about 2024 results of operations, items below the income from operations (“operating income”) line and segment operating results, and the factors underlying those expectations, including our expectations about demand and pricing for our energy services and products as a result of the factors we specify in “Overview of our Results” and “Results of Operations” below;
•our expectations about the balance between energy transition and energy security;
•our emissions reduction targets;
•our backlog, to the extent backlog may be an indicator of future revenue or productivity;
•projections relating to floating rig demand and subsea tree installations;
•our expectations about our ROV fleet utilization in the future;
•the adequacy of our sources of liquidity, cash flows and capital resources to support our operations and internally generated growth initiatives;
•the collectability of accounts receivable and realizability of contract assets at the amounts reflected on our most-recent balance sheet;
•our future working capital needs and our projected capital expenditures for 2024;
•transactions we may engage in to manage our outstanding debt prior or maturity;
•our plans for future operations (including planned additions to and retirements from our remotely operated vehicle (“ROV”) fleet;
•our ability and intent to repatriate cash from Angola and other foreign countries where we have operations;
•our expectations regarding shares that may be repurchased under our share repurchase plan; and
•our expectations regarding the implementation of new accounting standards and related policies, procedures and controls.
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
Our Engagement in the Energy Transition
Oceaneering currently generates a substantial majority of its revenue from the oil and gas sector. Due to the continuing development of economies in developing countries, substantial projected population growth (particularly in developing countries), and the shortage of other sources of affordable, reliable, scalable and efficient energy, as well as rising worldwide demand for a myriad of products made with petrochemicals, we expect that the need for additional oil and gas exploration and development and inspection, maintenance and repair (“IMR”) activities will continue for decades to come. At the same time, due to increasing concerns about climate change, there is growing demand for cleaner hydrocarbon-based and renewable energy sources. We strive to meet the growing need for

Table of Contents/
lower-carbon energy by assisting customers to reduce their carbon emissions in exploring for, developing and producing oil and natural gas, while also diversifying our business into new strategic growth areas in emerging energy and non-energy markets. We believe this measured approach ensures our resilience in an ever-changing market. Today, the impacts of climate-related risks and opportunities and balancing energy security with energy transition are influencing our strategy in the following ways:
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
We are committed to the research and development of products and services intended to help our Energy business (defined below) customers to produce energy safely and securely, with decreased risk to humans and sea life and reduced environmental impacts. As an example, we are working to advance remote operations, which allow customers to reduce their carbon footprints by transferring offshore workers to onshore control centers, and allows for less risk to human health and safety, greater collaboration and faster response to real-time events.
We are also committed to reducing our own energy consumption and the greenhouse gas emissions attributable to our operations. With the help of a third-party consultant over the past several years, we performed a global review of our assets and operations and identified our Scope 1 and Scope 2 emissions for our 2022 baseline in accordance with best practice greenhouse gas accounting methodologies, including the Greenhouse Gas Protocol. In 2023, we established and announced our 2030 greenhouse gas Scope 1 and Scope 2 emission reduction targets against a 2022 baseline. Our 2023 Task Force on Climate-Related Financial Disclosures Report (the “TCFD Report,” which is not incorporated by reference in this Annual Report) outlines our continued commitment to managing the risks and opportunities from climate change and contains our emissions reduction targets as well as our 2022 Scope 1 and Scope 2 greenhouse gas emissions data. Our capital investments and expenses required to achieve our goals cannot be estimated at this time.
Overview of Our Results
The table that follows sets out our revenue and operating results for 2023 and 2022.

	Year Ended December 31,
(dollars in thousands)	2023	2022
Revenue	$2,424,706	$2,066,084
Gross Margin	398,971	307,377
Gross Margin %	16%	15%
Operating Income (Loss)	181,328	110,863
Operating Income (Loss) %	7%	5%
Net Income (Loss)	97,403	25,941
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
Our business primarily depends on the level of spending on offshore developments and related operating activities by our customers in the energy industry. Compared to 2022, our 2023 revenue increased 17% to $2.4 billion, with

Table of Contents/
revenue growth in all of our operating segments. During 2023, we generated a substantial majority of our revenue from services and products we provided to the energy industry. Consolidated operating income improved during 2023 as compared to 2022, with a slight decline in our IMDS segment being more than offset by increases in all other segments.
We had operating income of $181 million in 2023 and operating income of $111 million in 2022. In 2023, on a consolidated level, we had a net income of $97 million, or diluted earnings of $0.95 per share, compared to net income of $26 million, or diluted earnings of $0.26 per share, in 2022. The increases in 2023 operating income and net income as compared to 2022 were primarily due to higher revenue in all of our segments as a result of increased activity in energy markets and related growth in our energy businesses. All of our segments, except for IMDS, achieved improved sequential annual operating results, led by our Subsea Robotics and Manufactured Products segments.
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

	2023	2022
Average number of floating rigs under contract	147	137
ROV days on hire (in thousands)	62	56
ROV utilization	68%	62%
Demand for floating rigs is a leading indicator of the strength of the deepwater market. According to industry data published by IHS Petrodata, excluding rigs under construction, at the end of 2023 there were 193 floating drilling rigs in operation or available for work throughout the world, with 146 of those rigs under contract. The average contracted offshore floating rig count in 2023 increased to approximately 147 rigs.
In addition to floating rig demand, the number of subsea tree orders and installations is another leading indicator and is the primary demand driver for our Manufactured Products lines. According to data published by a world-leading analysis and consultancy company for the energy sector in December 2023, there are projected to be 288 tree awards and 339 subsea tree installations in 2024, compared to 285 tree awards and 370 installations in 2023 and 260 tree awards and 256 installations in 2022.
Outlook
2024 financial results are expected to improve year-over-year, based on 2023 year-end backlog and ongoing positive indications from market fundamentals. We are expecting increased operating income in 2024 as compared to 2023 for each of our operating segments, led by Subsea Robotics and OPG. We are expecting sequential improvement in our 2024 operating results as compared to 2023 based on our expectations for continued improvement in pricing and margins in our energy-focused businesses and stable pricing and margins in our government-focused businesses.
We expect improved results in our Subsea Robotics segment in 2024 as a result of increased ROV days on hire and continued pricing improvements. Results for tooling-based services are expected to improve, with activity levels generally following ROV days on hire. Survey operating results are expected to improve, with increased activity in geophysical and survey and positioning services.
We expect our Manufactured Products segment operating results in 2024 to improve on an increase in revenue, primarily based on 2023 order intake in our energy businesses. We believe that solid bidding activity in our energy businesses will continue during 2024. We are seeing growing prospects to further expand our mobility solutions businesses. Our Manufactured Products backlog was $622 million as of December 31, 2023, a $155 million, or 33%, increase over December 31, 2022.
We expect operating results for our OPG segment to improve in 2024 on a modest decrease in revenue. This expectation is based on increased activity levels in the Gulf of Mexico and Brazil, as well as improved vessel utilization.
We anticipate our 2024 operating results for IMDS to improve slightly on higher revenue, with growth opportunities in digital and engineering services.

Table of Contents/
We project our ADTech 2024 operating results to be slightly higher on increased revenue as compared to 2023. We anticipate growth in all three of our government-focused businesses.
For 2024, we anticipate Unallocated Expenses to average approximately $40 million per quarter.
Effects of Inflation and Changing Prices
In order to minimize the negative impact of inflation on our operations, we attempt to cover the increased cost of anticipated changes in labor, material and service costs, either through an estimate of those changes, which we reflect in the original price, or through price escalation clauses in our contracts. Our ability to manage inflation going forward is dependent in part on our continued ability to obtain price escalation clauses in our contracts. While the pace of inflation has moderated since 2022, inflation could have a material impact on our results in the future, including if we are unable to reflect such anticipated inflation in the original price.

Table of Contents/
Results of Operations
Additional information on our business segments is shown in Note 10—“Operations by Business Segment and Geographic Area” in the Notes to Consolidated Financial Statements included in this report.
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

	Year ended December 31,
(dollars in thousands)	2023	2022
Subsea Robotics
Revenue	$752,521	$621,921
Gross Margin	221,965	160,527
Gross Margin %	29%	26%
Operating Income (Loss)	174,293	118,248
Operating Income (Loss)%	23%	19%
ROV Days Available	91,250	91,250
ROV Days Utilized	61,874	56,231
ROV Utilization %	68%	62%
Manufactured Products
Revenue	493,692	382,361
Gross Margin	69,613	45,834
Gross Margin %	14%	12%
Operating Income (Loss)	35,551	11,692
Operating Income (Loss)%	7%	3%
Backlog at end of period	622,000	467,000
Offshore Projects Group
Revenue	546,366	489,317
Gross Margin	96,940	78,373
Gross Margin %	18%	16%
Operating Income (Loss)	64,546	49,256
Operating Income (Loss)%	12%	10%
Integrity Management & Digital Solutions
Revenue	255,282	229,884
Gross Margin	38,988	36,724
Gross Margin %	15%	16%
Operating Income (Loss)	13,373	14,901
Operating Income (Loss)%	5%	6%
Total Energy
Revenue	$2,047,861	$1,723,483
Gross Margin	427,506	321,458
Gross Margin %	21%	19%
Operating Income (Loss)	287,763	194,097
Operating Income (Loss)%	14%	11%

Subsea Robotics. Historically, we built new ROVs to increase the size of our fleet in response to demand to support deepwater drilling and vessel-based IMR and installation work. These vehicles are designed for use around

Table of Contents/
the world in water depths of 10,000 feet or more. In 2015, as a result of declining market conditions, we began building fewer ROVs, generally limiting additions to meet contractual commitments. During the year ended December 31, 2023, we retired eleven of our conventional work-class ROV systems and replaced them with eleven upgraded conventional work-class ROV systems. During the year ended December 31, 2022, we retired 10 of our conventional work-class ROV systems and replaced them with eight upgraded conventional work-class ROV systems and two IsurusTM work-class ROV systems (which are capable of operating in severe conditions and are ideal for renewables projects and high-speed surveys). We added a total of 11 and 10 in 2023 and 2022, respectively, while retiring 21 units over the two-year period. Our ROV fleet size was 250 as of December 31, 2023 and 2022.
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

	Year ended December 31,
	2023	2022
ROV	77%	77%

Other	23%	23%

For the year ended December 31, 2023, our Subsea Robotics operating income increased as compared to 2022, on higher revenue, as a result of higher levels of activity for ROV, survey and tooling and higher average revenue per day in 2023. We had a 10% increase in days on hire and a year-over-year increase in both drill support and vessel support days.
Manufactured Products. For the year ended December 31, 2023, our Manufactured Products operating results increased, as compared to 2022, on higher revenue primarily due to strong order intake in 2022 leading to increased utilization in 2023.
Our Manufactured Products backlog was $622 million as of December 31, 2023, a $155 million, or 33%, increase over December 31, 2022. Our book-to-bill ratio was 1.31 for the year ended December 31, 2023, as compared with a book-to-bill ratio of 1.39 for the year ended December 31, 2022.
Offshore Projects Group. Our OPG operating results for the year ended December 31, 2023 increased as compared to 2022, on higher revenue, primarily due to increased activity levels in the Europe, Middle East and Africa region, partially offset by reduced vessel work in the Gulf of Mexico.
Integrity Management & Digital Solutions. For the year ended December 31, 2023, compared to 2022, our IMDS operating results decreased despite higher revenue primarily due to changes in service mix and the costs associated with growth initiatives.
Aerospace and Defense Technologies. Revenue, gross margin and operating income information for our ADTech segment are as follows:

	Year ended December 31,
(dollars in thousands)	2023	2022
Revenue	$376,845	$342,601
Gross Margin	70,420	68,447
Gross Margin %	19%	20%
Operating Income	45,003	44,168
Operating Income %	12%	13%

For the year ended December 31, 2023, compared to 2022, our ADTech segment operating results were slightly higher on increased levels of revenue primarily due to increased activity in all of our government-focused businesses.

Table of Contents/
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
The following table sets forth our Unallocated Expenses for the periods indicated:

	Year ended December 31,
(dollars in thousands)	2023	2022
Gross margin expenses	$(98,955)	$(82,528)
% of revenue	4%	4%
Operating expenses	(151,438)	(127,402)
% of revenue	6%	6%
Our unallocated expenses for the year ended December 31, 2023 increased compared to 2022, primarily due to higher accruals in 2023 for incentive-based compensation along with increased information technology costs.
Other. The following table sets forth our significant financial statement items below the income (loss) from operations line:

	Year ended December 31,
(dollars in thousands)	2023	2022
Interest income	$15,425	$5,708
Interest expense	(36,523)	(38,215)
Equity earnings (loss) of unconsolidated affiliates	2,061	1,707
Other income (expense), net	(1,236)	(1,011)
Provision (benefit) for income taxes	63,652	53,111
Interest income for the year ended December 31, 2023 as compared to 2022, increased primarily due to higher interest rates and increased average amounts of cash invested.
In addition to interest on borrowings, interest expense includes amortization of loan costs and interest rate swap settlements, fees for lender commitments under our senior secured revolving credit agreement and fees for standby letters of credit and bank guarantees that banks issue on our behalf for performance bonds, bid bonds and self-insurance requirements.
Interest expense was lower in the year ended December 31, 2023 as compared to 2022, as a result of a decrease in the aggregate principal balance outstanding of our long-term senior notes from $700 million to $500 million in the fourth quarter of 2023. We repurchased $312 million and $88 million in October and November 2023, respectively, of aggregate principal amounts for the 4.650% Senior Notes due 2024 (the “2024 Senior Notes”), partially offset by a private placement of $200 million aggregate principal amount of additional 2028 Senior Notes (defined below). We have not capitalized interest since 2019 and do not anticipate capitalizing interest on any long-lived assets in 2024.
Foreign currency transaction gains and losses are the principal component of other income (expense), net for the year ended December 31, 2023. In the year ended December 31, 2023 and 2022, we incurred foreign currency transaction gains (losses) of $(1.4) million and less than $(0.1) million, respectively. The currency gains (losses) in 2023 were primarily related to increasing (declining) exchange rates for the Angolan kwanza relative to the United States (“U.S.”) dollar. We could incur further foreign currency exchange gains (losses) in Angola and in other countries due to foreign currency exchange fluctuations.
Our tax provision is based on (1) our earnings for the period and other factors affecting the tax provision and (2) the operations of foreign branches and subsidiaries that are subject to local income and withholding taxes. Factors that affect our tax rate include our profitability levels in general and the geographical mix of our results. The effective tax rate for the twelve-month periods ended December 31, 2023 and 2022 was different than the federal statutory rate of 21%, primarily due to the geographical mix of revenue and earnings, changes in valuation allowances and uncertain tax positions, and other discrete items. We do not believe a comparison of the effective tax rate for the twelve-month periods ended December 31, 2023 and 2022, is meaningful. We continue to make an assertion to

Table of Contents/
indefinitely reinvest the unrepatriated earnings of any foreign subsidiary that would incur material tax consequences upon the distribution of such earnings.
During the twelve-month period ended December 31, 2023, we received refunds of $23 million, under the U.S. Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), including interest of $1.7 million which was recorded as a tax benefit. The outstanding refund of $20 million was classified as other noncurrent assets, in our consolidated balance sheet as of December 31, 2022.
We establish valuation allowances for deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized in the future. Based on the available positive and negative evidence, including historical and forecasted earnings, we believe it is more likely than not that the deferred tax assets in several non-U.S. jurisdictions will be realized. Accordingly, during the twelve-month period ended December 31, 2023, we partially released valuation allowances for the deferred tax assets that we believe are more likely than not to be realized. In accordance with applicable accounting standards, the valuation allowance decreased by $21 million in 2023 and increased by $6.0 million in 2022.
Our income tax payments for the full year of 2024 are estimated to be in the range of $80 million to $90 million, which includes taxes incurred in countries that impose tax on the basis of in-country revenue, without regard to the profitability of such operations.
Liquidity and Capital Resources
We consider our liquidity and capital resources adequate to support our operations, capital commitments and strategic growth initiatives. Our ability to generate substantial cash flow over the last several years has allowed us to reduce our long-term debt balance while maintaining a strong liquidity position. Our material cash commitments consist primarily of obligations for long-term debt, purchase obligations as part of normal operations, and operating leases for land, buildings, vessels and equipment for the operation of our business and to support some of our service line revenue streams. Our purchase obligations include agreements to purchase goods and services as well as commitments for capital assets used in the normal operations of our business. We are committed to maintaining strong liquidity and believe that our cash position, undrawn Revolving Credit Agreement (as defined below), and long-term debt maturity profile provide us with ample resources and time to address our liquidity needs, including potential future growth opportunities and working capital needs.
As of December 31, 2023, we had working capital of $573 million, including cash and cash equivalents of $462 million. Additionally, as of December 31, 2023, we had $215 million of unused commitments through our senior secured revolving credit agreement that we entered into in April 2022 (as amended by an Agreement and Amendment No. 1 to Credit Agreement, dated September 20, 2023, the “Revolving Credit Agreement”), which is further described below and in Note 8—“Debt” in the Notes to Consolidated Financial Statements included in this report. Availability under the $215 million revolving credit facility (the “Revolving Credit Facility”) may be limited by certain financial covenants and the requirement that any borrowing under the Revolving Credit Facility not require the granting of any liens to secure any senior notes issued by us (“Senior Notes”). The indenture governing the 2028 Senior Notes (defined below) generally limits our ability to incur secured debt for borrowed money (such as borrowings under the Revolving Credit Facility) to 15% of our Consolidated Net Tangible Assets (as defined in such indentures).
Our nearest maturity of indebtedness is $500 million of our 2028 Senior Notes (defined below). As of December 31, 2023, we had $476 million of purchase obligations including $463 million payable within the next twelve months and $13 million thereafter. For more on our operating leases for land, buildings, vessels and equipment for the operation of our business and their scheduled maturities, see Note 4—”Leases” in the Notes to Consolidated Financial Statements included in this report.
From time to time, we may engage in certain transactions in order to manage our outstanding debt prior to maturity, including by engaging in repurchases via open-market or privately negotiated transactions or otherwise, redemptions, exchanges, tender offers or otherwise. For instance, in 2021, we repurchased $100 million in aggregate principal amount of our 2024 Senior Notes in open-market transactions. On October 2, 2023, we repurchased $312 million principal amount of the 2024 Senior Notes at par plus accrued and unpaid interest of $5.5 million for approximately $318 million in the Tender Offer (as defined below), and pursuant to our optional redemption right under the indenture governing the 2024 Senior Notes, we redeemed all of the remaining $88 million principal amount outstanding of the 2024 Senior Notes at par on November 2, 2023 (the “Redemption Date”), which we financed with cash on hand. See “—Financing Activities” and Note 8—“Debt” in the Notes to Consolidated Financial Statements included in this report for additional information on the Tender Offer (as defined below), the

Table of Contents/
redemption of the 2024 Senior Notes and the scheduled maturities of our long-term debt. We can provide no assurances as to the timing of any future repurchases or whether we will complete any repurchases at all.
Changes impacting our cash and cash equivalents for the years ended December 31, 2023 and 2022 are summarized as follows:

	Year ended December 31,
(in thousands)	2023	2022
Changes in Cash:
Net Cash Provided by Operating Activities	$209,955	$120,883
Net Cash Used in Investing Activities	(86,353)	(76,865)
Net Cash Used in Financing Activities	(227,297)	(1,862)
Effect of exchange rates on cash	(3,484)	(11,525)
Net Increase (Decrease) in Cash and Cash Equivalents	$(107,179)	$30,631

Operating activities. Our primary sources and uses of cash from operating activities for the years ended December 31, 2023 and 2022 are as follows:

	Year ended December 31,
(in thousands)	2023	2022
Cash Flows from Operating Activities:
Net income (loss)	$97,403	$25,941
Noncash adjustments:
Depreciation and amortization	104,960	120,969
Deferred income tax provision (benefit)	(26,785)	829
Other noncash	13,415	7,713
Total noncash adjustments	91,590	129,511
Accounts receivable and contract assets	(83,075)	(50,732)
Inventory	(25,423)	(30,692)
Current liabilities	125,695	67,253
Other changes	3,765	(20,398)
Net Cash Provided by Operating Activities	$209,955	$120,883

Net cash provided by operating activities for the years ended December 31, 2023 and 2022 of $210 million and $121 million, respectively, was affected by the following:
•Accounts receivable and contract assets - The decrease in cash related to accounts receivable and contract assets in 2023 and 2022 reflects the increase in accounts receivable corresponding with the increase in revenue as compared to the prior year, along with the timing of project milestones and customer payments.
•Inventory - The decrease in cash related to inventory in 2023 and 2022 corresponds with an increase in our backlog along with the impact of higher inflation in 2023 and 2022.
•Current liabilities - The increase in cash related to current liabilities in 2023 and 2022 reflects the timing of vendor payments and increased contract liabilities due to an increase in deferred customer prepayments.
Investing activities. In 2023, we used $86 million in net investing activities, primarily for capital expenditures of $101 million that included increased spending in our Subsea Robotics segment for ROV upgrades and replacements. In 2022, we used $77 million in net investing activities, primarily for capital expenditures of $81 million that included increased spending in our Subsea Robotics segment for ROV upgrades and replacements and other increased capital expenditures for information technology systems.
Our capital expenditures during 2023 and 2022 included $67 million and $56 million, respectively, in our Subsea Robotics segment, principally for upgrades to our ROV fleet and to replace certain units we retired. We currently plan to add new ROVs only to meet contractual commitments. In 2023, we retired eleven of our conventional work-

Table of Contents/
class ROV systems and replaced them with eleven upgraded conventional work-class ROV systems. In 2022, we retired 10 of our conventional work-class ROVs and replaced them with eight upgraded conventional work-class ROV systems and two IsurusTM work-class ROV systems (which are capable of operating in severe conditions and are ideal for renewables projects and high-speed surveys). Our ROV fleet size was 250 as of December 31, 2023 and 2022. Additionally, our newest development is Freedom, a hybrid autonomous underwater vehicle (“AUV”) and ROV that can complete surveys, commissioning, inspections, maintenance, and repairs without the need for a pilot to monitor and control the entire operation.
These outlays were partially offset in 2023 by $7.8 million of proceeds received from the sale of various assets and $6.2 million from the sale of the remainder of our Angolan bonds and in 2022 by $6.5 million of proceeds received from the sale of various assets.
We have several deepwater vessels under a mix of short-term charters where we can see firm workload and spot charters as market opportunities arise. Additionally, during the second quarter of 2023, we entered into three new long-term charters for deepwater vessels, two of which began in the third and fourth quarters of 2023 and the other that will begin in the first quarter of 2024. Additionally, we have four long-term charters that began in 2022. With the current market conditions, we may add additional chartered vessels throughout the year to align with our strategy that balances vessel cost, availability and capability to capture work. We expect to do this through the continued utilization of a mix of short-term, spot and long-term charters.
In 2024, we expect our organic capital expenditures to total between $110 million and $130 million, exclusive of business acquisitions, which we expect to fund using our available cash, as compared to capital expenditures of $101 million in 2023. We remain committed to maintaining strong liquidity and believe that our cash position, undrawn revolving credit facility, and debt maturity profile should provide us ample resources and time to address potential future growth opportunities and to improve our returns.
Financing activities. In 2023 we used $227 million of cash in financing activities primarily due to payment of $400 million outstanding principal amount of the 2024 Senior Notes, partially offset by receipt of $178 million in net proceeds from the offering of the New 2028 Senior Notes (defined below). In 2023 and 2022, we used $5.0 million and $1.9 million, respectively, of cash in financing activities primarily due to payment of tax withholding related to vesting of stock awards. Our total interest costs, including commitment fees for the Revolving Credit Facility, were $37 million for the year ended December 31, 2023.
As of December 31, 2023, we had long-term debt in the principal amount of $500 million outstanding and $215 million of unused commitments under our Revolving Credit Agreement. On September 20, 2023, we entered into an Agreement and Amendment No. 1 to the Revolving Credit Agreement which extended the maturity of the commitments thereunder to April 8, 2027. As of December 31, 2023, we were in compliance with all the covenants set forth in the credit agreement governing the Revolving Credit Agreement.
We have not guaranteed any debt not reflected on our Consolidated Balance Sheets as of December 31, 2023 and 2022 and we do not have any off-balance sheet arrangements, as defined by SEC rules.
2024 Senior Notes. In November 2014, we completed the public offering of $500 million aggregate principal amount of 4.650% Senior Notes due 2024. We paid interest on the 2024 Senior Notes on May 15 and November 15 of each year. While the 2024 Senior Notes were scheduled to mature on November 15, 2024, prior to such maturity we repurchased $312 million principal amount of the 2024 Senior Notes on October 2, 2023, in the Tender Offer (as defined below), and we redeemed all of the remaining $88 million principal amount outstanding of the 2024 Senior Notes at par on the Redemption Date, November 2, 2023. As of December 31, 2023, there were no 2024 Senior Notes outstanding.
We had two interest rate swaps in place relating to a total of $200 million of the 2024 Senior Notes for the period to November 2024. In March 2020, we settled both interest rate swaps with the counterparty for cash proceeds of $13 million. The settlement resulted in a $13 million increase to our long-term debt balance that was being amortized as a reduction to interest expense prospectively through the maturity date for the 2024 Senior Notes using the effective interest method. Upon retirement of the 2024 Senior Notes, we wrote off the related unamortized interest rate swaps and debt issuance cost balances. We amortized $4.4 million to interest expense, including $2.7 million for the pro-rata write-off of interest rate swap settlement gains associated with the 2024 Senior Notes repurchases discussed above, for the year ended December 31, 2023. We amortized $2.2 million to interest expense for the year ended December 31, 2022. See Note 8—“Debt” in the Notes to Consolidated Financial Statements included in this report for a description of these interest rate swaps.

Table of Contents/
2028 Senior Notes. In February 2018, we completed the public offering of $300 million aggregate principal amount of 6.000% Senior Notes due 2028 (the “Existing 2028 Senior Notes”). We pay interest on the Existing 2028 Senior Notes on February 1 and August 1 of each year. The Existing 2028 Senior Notes are scheduled to mature on February 1, 2028. We may redeem some or all of the Existing 2028 Senior Notes at specified redemption prices.
On October 2, 2023, we completed a private placement of $200 million aggregate principal amount of additional 2028 Senior Notes (the “New 2028 Senior Notes” and, together with the Existing 2028 Senior Notes, the “2028 Senior Notes”) to persons reasonably believed to be qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and to non-U.S. persons outside the United States pursuant to Regulation S Under the Securities Act. The New 2028 Senior Notes constitute an additional issuance of the Existing 2028 Senior Notes and form a single series with such notes. We will pay interest on the New 2028 Senior Notes on February 1 and August 1 of each year, commencing on February 1, 2024. The New 2028 Senior Notes are scheduled to mature on February 1, 2028. We may redeem some or all of the New 2028 Senior Notes at specified redemption prices. We received net proceeds from the offering of the New 2028 Senior Notes of $178 million, after deducting the initial purchasers’ discounts and offering expenses. As of December 31, 2023, there was $500 million of the 2028 Senior Notes outstanding.
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
We redeemed all of the remaining $88 million principal amount outstanding of the 2024 Senior Notes at par on the Redemption Date, November 2, 2023, and financed with cash on hand.
Revolving Credit Agreement. On April 8, 2022, we entered into a new senior secured revolving credit agreement with a group of banks (as amended by an Agreement and Amendment No. 1 to Credit Agreement, dated September 20, 2023, the Revolving Credit Agreement. The commitments under the Revolving Credit Agreement are scheduled to mature on April 8, 2027, or alternatively, if our Liquidity (as defined in the Revolving Credit Agreement) is less than $175 million as of August 16, 2024, then on such date (which is 91 days prior to the maturity date of the 2024 Notes that were no longer outstanding as of November 2, 2023). In connection with entering into the Revolving Credit Agreement, we terminated our $500 million five-year revolving credit facility entered into in October 2014 (the “Prior Revolving Credit Facility”). No borrowings were outstanding under the Prior Revolving Credit Facility. We repaid all accrued fees and expenses in connection with the termination of the Prior Revolving Credit Facility and all commitments thereunder were terminated. No early termination penalties were incurred in connection with the termination of the Prior Revolving Credit Facility.
The Revolving Credit Agreement includes a $215 million revolving credit facility, the Revolving Credit Facility, with a $100 million sublimit for the issuance of letters of credit. Our obligations under the Revolving Credit Agreement are guaranteed by certain of our wholly owned subsidiaries and are secured by first priority liens on certain of our assets and those of the guarantors, including, among other things, intellectual property, inventory, accounts receivable, equipment and equity interests in subsidiaries. As of December 31, 2023, we had no borrowings outstanding under the Revolving Credit Facility and no letters of credit outstanding under the Revolving Credit Agreement.
We may borrow under the Revolving Credit Facility at either (1) a base rate, determined as the greatest of (A) the prime rate of Wells Fargo Bank, National Association, (B) the federal funds effective rate plus 1⁄2 of 1% and (C) Adjusted Term Secured Overnight Financing Rate (“SOFR”) (as defined in the Revolving Credit Agreement for a one-month tenor plus 1%, in each case plus the applicable margin, which varies from 1.25% to 2.25% depending on our Consolidated Net Leverage Ratio (as defined in the Revolving Credit Agreement), or (2) Adjusted Term SOFR plus the applicable margin, which varies from 2.25% to 3.25% depending on our Consolidated Net Leverage Ratio. We will also pay a facility fee based on the amount of the underlying commitment that is being utilized, which fee varies from 0.300% to 0.375%, with the higher rate owed when we use the Revolving Credit Facility less.
The Revolving Credit Agreement includes financial covenants that are tested on a quarterly basis, based on the rolling four-quarter period that ends on the last day of each fiscal quarter. The maximum permitted Consolidated Net Leverage Ratio is initially 4.00 to 1.00 and will decrease to 3.25 to 1.00 during the term of the Revolving Credit Facility. As of December 31, 2023, the maximum permitted Consolidated Net Leverage Ratio was 3.25 to 1.00 and will not change during the remaining term of the Revolving Credit Facility. The minimum Consolidated Interest

Table of Contents/
Coverage Ratio (as defined in the Revolving Credit Agreement) is 3.00 to 1.00 throughout the term of the Revolving Credit Facility. Availability under the Revolving Credit Facility may be limited by these financial covenants and the requirement that any borrowing under the Revolving Credit Facility not require the granting of any liens to secure any senior notes issued by us (“Senior Notes”). The indentures governing the 2028 Senior Notes, generally limit our ability to incur secured debt for borrowed money (such as borrowings under the Revolving Credit Facility) to 15% of our Consolidated Net Tangible Assets (as defined in such indentures). As of December 31, 2023, the full $215 million was available to borrow under the Revolving Credit Facility. In addition, the Revolving Credit Agreement contains various covenants that we believe are customary for agreements of this nature, including, but not limited to, restrictions on our ability and the ability of each of our subsidiaries to incur debt, grant liens, make certain investments, make distributions, merge or consolidate, sell assets and enter into certain restrictive agreements. As of December 31, 2023, we were in compliance with all the covenants set forth in the Revolving Credit Agreement.
Debt Issuance Costs. We incurred $6.9 million of issuance costs related to the 2024 Senior Notes. These costs, net of accumulated amortization, are included as a reduction of long-term debt in our Consolidated Balance Sheet and were amortized to interest expense through the maturity date. In the year ended December 31, 2023, we amortized $1.3 million to interest expense, including $0.7 million for the write-off of the debt issuance balance associated with the retirement of the 2024 Senior Notes discussed above. In the year ended December 31, 2022, we amortized $0.7 million to interest expense.
We incurred $7.0 million of issuance costs related to the 2028 Senior Notes and $4.0 million of loan costs related to the Revolving Credit Agreement. These costs, net of accumulated amortization, are included as a reduction of long-term debt in our Consolidated Balance Sheets, as they pertain to the 2028 Senior Notes, and in other noncurrent assets as they pertain to the Revolving Credit Agreement. We are amortizing these costs to interest expense through the respective maturity dates for the Senior Notes and the Revolving Credit Agreement using the straight-line method, which approximates the effective interest rate method. As a result, we amortized $1.6 million and $1.4 million for the years ended December 31, 2023 and 2022, respectively.
Share Repurchase Program. In December 2014, our Board of Directors approved a plan to repurchase up to 10 million shares of our common stock on a discretionary basis. The program calls for any repurchases to be made in the open market, or in privately negotiated transactions from time to time, in compliance with applicable laws, rules and regulations, including Rule 10b-18 under the Securities Exchange Act of 1934, as amended, subject to market and business conditions, levels of available liquidity, cash requirements for other purposes, applicable legal requirements and other relevant factors. Under this program, in 2015, we repurchased 2.0 million shares of our common stock for $100 million. We have not repurchased any shares under the program since December 2015. As of December 31, 2023, we retained 10 million of the shares we had repurchased through this and a prior repurchase program. We account for the shares we hold in treasury under the cost method, at average cost. The timing and amount of any future repurchases will be determined by our management. We expect that any additional shares repurchased under the plan will be held as treasury stock for possible future use. The plan does not obligate us to repurchase any particular number of shares.
Foreign Currency Adjustments. Because of our significant foreign operations, we are exposed to currency fluctuations and exchange rate risks. A stronger U.S. dollar against any of the foreign currencies where we conduct business could result in lower operating income. We generally minimize these risks primarily through matching, to the extent possible, revenue and expense in the various currencies in which we operate. Cumulative translation adjustments as of December 31, 2023 relate primarily to our net investments in, including long-term loans to, our foreign subsidiaries. See Item 7A—“Quantitative and Qualitative Disclosures About Market Risk.”
Critical Accounting Policies and Estimates
We have based the following discussion and analysis of our financial condition and results of operations on our consolidated financial statements, which we have prepared in conformity with accounting principles generally accepted in the United States. These principles require us to make various estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the periods we present. We base our estimates on historical experience, available information and other assumptions we believe to be reasonable under the circumstances. On an ongoing basis, we evaluate our estimates; however, our actual results may differ from these estimates under different assumptions or conditions. The following discussion summarizes the accounting policies we believe (1) require our management's most difficult, subjective or complex judgments and (2) are the most critical to our reporting of results of operations and financial position. See Note 1—“Summary of Significant Accounting Policies” in the Notes To Consolidated Financial Statements included in this report for discussion of our significant accounting policies.

Table of Contents/
Revenue Recognition. We account for significant fixed-price contracts, mainly relating to our Manufactured Products segment, and to a lesser extent in our OPG and ADTech segments, by recognizing revenue over time using the cost-to-cost input method to measure progress toward satisfaction of an over-time performance obligation. This commonly used method is based on the premise that costs incurred are proportionate to progress towards satisfaction of the performance obligation and is measured by comparing project costs-to-date to total estimated costs. The performance obligation is satisfied as we create a product on behalf of the customer over the life of the contract. We apply judgment in estimating project status and the costs necessary to complete projects. For the year ended December 31, 2023, we recognized approximately 19% of our revenue over time using the cost-to-cost input method.
We apply judgment in the determination and allocation of transaction price to performance obligations, and the subsequent recognition of revenue, based on the facts and circumstances of each contract. We routinely review estimates related to our contracts and, where required, reflect revisions to profitability in earnings immediately. If an element of variable consideration has the potential for a significant future reversal of revenue, we will constrain that variable consideration to a level intended to remove the potential future reversal. If a current estimate of total contract cost indicates an ultimate loss on a contract, we recognize the projected loss in full when we determine it. We did not have any material adjustments during the years ended December 31, 2023 and 2022, however, should our judgments and estimates regarding the elements of revenue recognition change, it could have a material effect on our results of operations for the periods involved.
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
We did not identify any triggering events and, accordingly, no impairments of long-lived assets were recorded in the years ended December 31, 2023 or 2022.
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
We establish valuation allowances to reduce deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized in the future. If the current market dynamics are sustained and absent any additional objective negative evidence, we may have sufficient positive evidence in the next twelve months to adjust our valuation allowance position for certain jurisdictions. The exact timing and amount of the

Table of Contents/
adjustment to the valuation allowance is not certain at this time. Changes to valuation allowances impact our income tax provision in the period in which such adjustments are identified and recorded.
Contractual Obligations
As of December 31, 2023, we had payments due under contractual obligations as follows:

(dollars in thousands)	Payments due by period
	Total	2024	2025-2026	2027-2028	After 2028
Long-term Debt	$500,000	$—	$—	$500,000	$—
Purchase Obligations	476,142	462,677	8,579	4,438	448
Operating Lease Liabilities	459,555	97,549	158,408	59,232	144,366
Other Long-term Obligations reflected on our Balance Sheet under U.S. GAAP	40,305	116	281	361	39,547
TOTAL	$1,476,002	$560,342	$167,268	$564,031	$184,361

Table of Contents/
Item 7A.Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to certain market risks arising from transactions we enter into in the normal course of business. These risks relate to interest rate changes and fluctuations in foreign exchange rates. As of December 31, 2023, except for our exposure in Angola, we do not believe these risks are material. However, with the expansion of our international operations, we could be exposed to additional market risks from fluctuations in foreign currency exchange rates in the future. We have not entered into any market-risk-sensitive instruments for speculative or trading purposes. When we have a significant amount of borrowings, we may manage our exposure to interest rate changes through the use of a combination of fixed- and floating-rate debt. See Note 8—“Debt” in the Notes to Consolidated Financial Statements included in this report for a description of our revolving credit agreement and interest rates on our borrowings. We believe significant interest rate changes would not have a material near-term impact on our future earnings or cash flows.
Because we operate in various regions in the world, we conduct a portion of our business in currencies other than the U.S. dollar. The functional currency for most of our international operations is the applicable local currency. A stronger U.S. dollar against the United Kingdom pound sterling, the Norwegian kroner and the Brazilian real could result in lower operating income. We manage our exposure to changes in foreign exchange rates by primarily denominating our contracts and providing for collections from our customers in U.S. dollars or freely convertible currency and endeavoring to match our contract costs with the denominated contractual currency. We use the exchange rates in effect as of the balance sheet date to translate assets and liabilities when the functional currency is the local currency, resulting in translation adjustments that we reflect as accumulated other comprehensive income or loss in the equity section of our Consolidated Balance Sheets. We recorded net adjustments to our equity accounts of $3.9 million, $(19.6) million and $(7.3) million in 2023, 2022 and 2021, respectively. Negative adjustments reflect the net impact of the strengthening of the U.S. dollar against various foreign currencies for locations where the functional currency is not the U.S. dollar. Conversely, positive adjustments reflect the effect of a weakening U.S. dollar.
Foreign currency gains (losses) in the year ended December 31, 2023 of $(1.4) million were primarily related to gains (losses) for the Angolan kwanza. Foreign currency gains (losses) in the year ended December 31, 2022 were less than $(0.1) million. Foreign currency gains (losses) of $(8.4) million in the year ended December 31, 2021 were primarily related to gains (losses) for the Angolan kwanza of $(4.5) million due to declining exchange rates for the Angolan kwanza relative to the U.S. dollar. Foreign currency transaction losses related to the Angolan kwanza in the years ended December 31, 2023 and 2021 were primarily due to the remeasurement of our Angolan kwanza cash balances to U.S. dollars. We recorded foreign currency transaction gains (losses) related to the Angolan kwanza as a component of other income (expense), net in our Consolidated Statements of Operations in those respective periods.
The Angola kwanza devalued in 2023 by 40%, strengthened in value in 2022 by 10%, and devalued in 2021 by 13%. Any conversion of cash balances in Angola from kwanza to U.S. dollars is controlled by the central bank in Angola. During 2023, we repatriated $4.6 million of cash from Angola. During 2022, we did not repatriate any cash from Angola. As of December 31, 2023 and 2022, we had the equivalent of approximately $8.1 million and $5.6 million, respectively, of kwanza cash balances in Angola, reflected on our Consolidated Balance Sheets.
To mitigate our currency exposure risk in Angola, we used kwanza to purchase equivalent Angolan central bank (Banco Nacional de Angola) bonds. The bonds were denominated as U.S. dollar equivalents, so that, upon payment of semi-annual interest and principal upon maturity, payment was made in kwanza, equivalent to the respective U.S. dollars at the then-current exchange rate. Our remaining Angolan bonds matured on September 1, 2023, and we received cash proceeds of $6.2 million. As of December 31, 2022, we had $6.2 million of U.S. dollar equivalent Angolan bonds. These bonds were classified as available-for-sale securities; accordingly, they were recorded at fair market value in other current assets on our Consolidated Balance Sheets as of December 31, 2022. We did not sell any of our remaining Angolan bonds in the year ended December 31, 2022.
We estimated the fair market value of the Angolan bonds to be $6.4 million as of December 31, 2022, using quoted market prices. Since the market for the Angolan bonds was not an active market, the fair value of the Angolan bonds was classified within Level 2 in the fair value hierarchy under United States Generally Accepted Accounting Principles (“U.S. GAAP”). As of December 31, 2022, we had $0.1 million in unrealized gains, net of tax, related to these bonds as a component of accumulated other comprehensive loss in our Consolidated Balance Sheets.

Table of Contents/
Item 8.Financial Statements and Supplementary Data.
In this report, our consolidated financial statements and supplementary data appear following the signature page to this report and are incorporated into this item by reference.
Item 9.Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A.    Controls and Procedures.
Disclosure Controls and Procedures
In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2023 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.
Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Under the supervision and with the participation of our management, including our principal executive, financial and accounting officers, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). This evaluation included a review of the documentation surrounding our financial reporting controls, an evaluation of the design effectiveness of these controls, testing of the operating effectiveness of these controls and an evaluation of our overall control environment. Based on that evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2023.
Ernst & Young LLP, the independent registered public accounting firm that audited our financial statements, has audited our internal control over financial reporting, as stated in their report that follows.

Table of Contents/
Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Oceaneering International, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Oceaneering International, Inc. and subsidiaries internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Oceaneering International, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023, and 2022, and the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and our report dated February 23, 2024 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP

Houston, Texas
February 23, 2024

Table of Contents/
Item 9B.    Other Information.
None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408 of Regulation S-K) during the three months ended December 31, 2023.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.
Part III

Item 10.Directors, Executive Officers and Corporate Governance.
The information with respect to the directors and nominees for election to our Board of Directors is incorporated by reference from the section “Election of Directors” in our definitive proxy statement to be filed within 120 days of December 31, 2023, relating to our 2024 Annual Meeting of Shareholders.
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
Item 11.Executive Compensation.
The information required by Item 11 is incorporated by reference from the sections entitled “Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” “Report of the Compensation Committee,” “Compensation of Executive Officers,” “Compensation of Nonemployee Directors,” and “Compensation Clawback” in the proxy statement referred to in Item 10 above.
Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by Item 12 concerning security ownership of management and certain beneficial owners is incorporated by reference from the section “Security Ownership of Management and Certain Beneficial Owners” in the proxy statement referred to in Item 10 above.

Table of Contents/
EQUITY COMPENSATION PLAN INFORMATION
The following presents equity compensation plan information as of December 31, 2023:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	2,285,310	N/A	1,862,571
Equity compensation plans not approved by security holders	—	N/A	—
Total	2,285,310	N/A	1,862,571
In the table above, the number of securities to be issued upon exercise of outstanding options, warrants and rights shown as of December 31, 2023 are restricted stock units and shares of restricted stock granted under our stockholder-approved incentive plans.
As of December 31, 2023, there were: (1) no shares of Oceaneering common stock under equity compensation plans not approved by security holders available for grant; and (2) 1,862,571 shares of Oceaneering common stock under equity compensation plans approved by security holders available for grant in the form of stock options, stock appreciation rights or stock awards. We have not granted any stock options since 2005 and the Compensation Committee of our Board of Directors has expressed its intention to refrain from using stock options as a component of employee compensation for our executive officers and other employees for the foreseeable future. Additionally, our Board of Directors has expressed its intention to refrain from using stock options as a component of nonemployee director compensation for the foreseeable future. For a description of the material features of our equity compensation arrangements, see the discussion under the caption “Incentive Plans” in Note 11—“Employee Benefit Plans” in the Notes to Consolidated Financial Statements included in this report.
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
3.    Exhibits:
Exhibit Index

				Registration or File Number	Form of Report	Report Date	Exhibit Number
*	3.01		Restated Certificate of Incorporation	1-10945	10-K	Dec. 2000	3.01
*	3.02		Certificate of Amendment to Restated Certificate of Incorporation	1-10945	8-K	May 2008	3.1
*	3.03		Certificate of Amendment to Restated Certificate of Incorporation	1-10945	8-K	May 2014	3.1
*	3.04		Amended and Restated Bylaws	1-10945	8-K	Nov. 2022	3.01
	4.01		Description of Common Stock
*	4.02		Specimen of Common Stock Certificate	1-10945	10-Q	Sep. 2018	4.3
*	4.03		Indenture dated, November 21, 2014, between Oceaneering International, Inc. and Wells Fargo Bank, National Association, as Trustee, relating to senior debt securities of Oceaneering International, Inc.	1-10945	8-K	Nov. 2014	4.1
*	4.04		Second Supplemental Indenture, dated February 6, 2018, between Oceaneering International, Inc. and Wells Fargo Bank, National Association, as Trustee, providing for the issuance of Oceaneering International, Inc.'s 6.000% Senior Notes due 2028 (including Form of Notes)	1-10945	8-K	Feb. 2018	4.2
*	4.05		Third Supplemental Indenture, dated October 2, 2023, between Oceaneering International, Inc. and Computershare Trust Company, N.A., as trustee, with respect to 6.000% Senior Notes due 2028	1-10945	8-K	Oct. 2023	4.3
We and certain of our consolidated subsidiaries are parties to debt instruments under which the total amount of securities authorized does not exceed 10% of our total consolidated assets. Pursuant to paragraph 4(iii)(A) of Item 601(b) of Regulation S-K, we agree to furnish a copy of those instruments to the Securities and Exchange Commission on request.
*	10.01	+	Amended and Restated Service Agreement dated as of December 21, 2006 between Oceaneering and John R. Huff	1-10945	8-K	Dec. 2006	10.1

Table of Contents/

*	10.02	+	Modification to Service Agreement dated as of December 21, 2006 between Oceaneering and John R. Huff	1-10945	8-K	Dec. 2008	10.9
*	10.03	+	Trust Agreement dated as of May 12, 2006 between Oceaneering and United Trust Company, National Association (the “Huff Trust Agreement”)	1-10945	8-K	May 2006	10.2
*	10.04	+	First Amendment to Huff Trust Agreement dated as of May 12, 2006 between Oceaneering International, Inc. and Bank of America National Association, as successor trustee	1-10945	8-K	Dec. 2008	10.10
*	10.05	+	Second Amendment to Huff Trust Agreement dated as of May 12, 2006 between Oceaneering International, Inc. and Evercore Trust Company, National Association, as successor trustee	1-10945	10-K	Dec. 2018	10.33
*	10.06	+	Third Amendment to Huff Trust Agreement dated as of May 12, 2006 between Oceaneering International, Inc. and Newport Trust Company, as successor trustee	1-10945	10-K	Dec. 2018	10.34
*	10.07	+	Oceaneering International, Inc. Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2009	1-10945	8-K	Dec. 2008	10.5
*	10.08	+	Amended and Restated Oceaneering International, Inc. Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2000 (for Internal Revenue Code Section 409A-grandfathered benefits)	1-10945	8-K	Dec. 2008	10.6
*	10.09	+	Form of Change-of-Control Agreement and Annex for Roderick A. Larson	1-10945	8-K	Aug. 2015	10.3
*	10.10	+	Form of Change-of-Control Agreement	1-10945	8-K	May 2011	10.5
*	10.11	+	Form of Indemnification Agreement	1-10945	8-K	May 2011	10.4
*	10.12	+	Oceaneering International, Inc. Retirement Investment Plan, amended and restated with effective January 1, 2019	1-10945	10-K	Dec. 2018	10.31
*	10.13	+	Amendment No. 1 to Amended and Restated Oceaneering International, Inc. Retirement Investment Plan	1-10945	10-K	Dec. 2020	10.18
*	10.14	+	Amendment No. 2 to Amended and Restated Oceaneering International, Inc. Retirement Investment Plan	1-10945	10-K	Dec. 2020	10.19
*	10.15	+	Amendment No. 3 to Amended and Restated Oceaneering International, Inc. Retirement Investment Plan	1-10945	10-Q	Jun. 2021	10.01
*	10.16	+	Oceaneering Retirement Investment Plan Trust Agreement with Fidelity Management Trust Company effective January 1, 2019	1-10945	10-K	Dec. 2018	10.35
*	10.17	+	Change of Control Plan and Form of Participation Agreement	1-10945	10-K	Dec. 2018	10.32
*	10.18		Credit Agreement, dated as of April 8, 2022, among Oceaneering International, Inc., as borrower, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent.	1-10945	8-K	Apr. 2022	10.1
*	10.19		Agreement and Amendment No. 1 to Credit Agreement, dated as of September 20, 2023, among Oceaneering International, Inc., as borrower, the guarantors party thereto, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent	1-10945	8-K	Sept. 2023	10.1
*	10.20	+	Form of 2021 Performance Unit Agreement	1-10945	8-K	Feb. 2021	10.1
*	10.21	+	Form of 2021 Restricted Stock Unit Agreement	1-10945	8-K	Feb. 2021	10.2

Table of Contents/

*	10.22 +	Form of 2022 Restricted Stock Unit Agreement	1-10945	8-K	Mar. 2022	10.1
*	10.23 +	Form of 2022 Performance Unit Agreement	1-10945	8-K	Mar. 2022	10.2
*	10.24 +	2020 Incentive Plan	333-238325	S-8	May 2020	4.06
*	10.25 +	Form Restricted Stock Unit Agreement	1-10945	8-K	Feb. 2023	10.1
*	10.26 +	Form Performance Unit Agreement	1-10945	8-K	Feb. 2023	10.2
*	10.27 +	Form Nonemployee Director Restricted Stock Agreement	1-10945	8-K	Feb. 2023	10.3
*	10.28 +	2023 Annual Cash Bonus Award Program Summary	1-10945	8-K	Feb. 2023	10.5
	21.01	Subsidiaries of Oceaneering
	23.01	Consent of Independent Registered Public Accounting Firm
	31.01	Rule 13a – 14(a)/15d – 14(a) certification of principal executive officer
	31.02	Rule 13a – 14(a)/15d – 14(a) certification of principal financial officer
	32.01	Section 1350 certification of principal executive officer
	32.02	Section 1350 certification of principal financial officer
	97.01 +	Oceaneering International, Inc. Policy for the Recovery of Erroneously Awarded Compensation
	101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
	101.SCH	Inline XBRL Taxonomy Extension Schema Document
	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
	101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
	104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

	*	Exhibit previously filed with the Securities and Exchange Commission, as indicated, and incorporated herein by reference.
	+	Management contract or compensatory plan or arrangement.

Item 16.    Form 10-K Summary.
Oceaneering has elected not to include a summary of this report.

Table of Contents/
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OCEANEERING INTERNATIONAL, INC.

Date:	February 23, 2024	By:	/S/ RODERICK A. LARSON
Roderick A. Larson
President and Chief Executive Officer and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/S/ RODERICK A. LARSON	President and Chief Executive Officer and Director	February 23, 2024
Roderick A. Larson	(Principal Executive Officer)

/S/ ALAN R. CURTIS	Senior Vice President and Chief Financial Officer	February 23, 2024
Alan R. Curtis	(Principal Financial Officer)

/S/ CATHERINE E. DUNN	Vice President and Chief Accounting Officer	February 23, 2024
Catherine E. Dunn	(Principal Accounting Officer)

/S/ M. KEVIN MCEVOY	Chairman of the Board	February 23, 2024
M. Kevin McEvoy

/S/ KAREN H. BEACHY	Director	February 23, 2024
Karen H. Beachy

/S/ WILLIAM B. BERRY	Director	February 23, 2024
William B. Berry

/S/ DEANNA L. GOODWIN	Director	February 23, 2024
Deanna L. Goodwin

/S/ PAUL B. MURPHY, JR.	Director	February 23, 2024
Paul B. Murphy, Jr.

/S/ JON ERIK REINHARDSEN	Director	February 23, 2024
Jon Erik Reinhardsen

/S/ STEVEN A. WEBSTER	Director	February 23, 2024
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
Summary of Significant Accounting Policies
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

Table of Contents/
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Oceaneering International, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Oceaneering International, Inc. and subsidiaries (the Company) as of December 31, 2023, and 2022, the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 23, 2024 expressed an unqualified opinion thereon.
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

Table of Contents/
Revenues recognized over-time utilizing cost to cost inputs

Description of the Matter
For the year ended December 31, 2023, the Company recognized 19% of its revenues utilizing the cost-to-cost input method. As discussed in Note 3 of the financial statements, the Company generally recognizes estimated contract revenue based on costs incurred to date as a percentage of total estimated costs.
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
Houston, Texas
February 23, 2024

Table of Contents/
OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except share data)	2023	2022
ASSETS
Current Assets:
Cash and cash equivalents	$461,566	$568,745
Accounts receivable, net of allowances for doubtful accounts of $2,804 and $2,333	331,326	296,554
Contract assets	234,505	184,847
Inventory, net	209,798	184,375
Other current assets	68,464	62,539
Total Current Assets	1,305,659	1,297,060
Property and equipment, at cost	2,285,896	2,435,840
Less accumulated depreciation	1,861,603	1,997,391
Net property and equipment	424,293	438,449
Other Assets:
Goodwill	34,214	34,339
Other noncurrent assets	137,286	122,224
Right-of-use operating lease assets	337,554	139,611
Total other assets	509,054	296,174
Total Assets	$2,239,006	$2,031,683
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$156,064	$148,018
Accrued liabilities	411,781	307,446
Contract liabilities	164,631	112,950
Total current liabilities	732,476	568,414
Long-term debt	477,058	700,973
Long-term operating lease liabilities	293,482	151,842
Other long-term liabilities	101,907	84,650
Commitments and contingencies
Equity:
Common Stock, par value $0.25 per share; 360,000,000 shares authorized; 110,834,088 shares issued	27,709	27,709
Additional paid-in capital	131,774	155,858
Treasury stock; 10,030,200 and 10,574,563 shares, at cost	(574,380)	(605,553)
Retained earnings	1,425,257	1,327,854
Accumulated other comprehensive loss	(382,340)	(386,127)
Oceaneering shareholders' equity	628,020	519,741
Noncontrolling interest	6,063	6,063
Total equity	634,083	525,804
Total Liabilities and Equity	$2,239,006	$2,031,683

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Table of Contents/
OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in thousands, except per share data)	2023	2022	2021
Revenue	$2,424,706	$2,066,084	$1,869,275
Cost of services and products	2,025,735	1,758,707	1,605,210
Gross margin	398,971	307,377	264,065
Selling, general and administrative expense	217,643	196,514	224,266
Income (loss) from operations	181,328	110,863	39,799
Interest income	15,425	5,708	2,477
Interest expense, net of amounts capitalized	(36,523)	(38,215)	(38,810)
Equity earnings (losses) of unconsolidated affiliates	2,061	1,707	594
Other income (expense), net	(1,236)	(1,011)	(9,769)
Income (loss) before income taxes	161,055	79,052	(5,709)
Provision (benefit) for income taxes	63,652	53,111	43,598
Net Income (Loss)	$97,403	$25,941	$(49,307)

Weighted-average shares outstanding
Basic	100,697	100,185	99,706
Diluted	102,156	101,447	99,706
Earnings (loss) per share
Basic	$0.97	$0.26	$(0.49)
Diluted	$0.95	$0.26	$(0.49)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Table of Contents/
OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
(in thousands)	2023	2022	2021
Net income (loss)	$97,403	$25,941	$(49,307)
Other comprehensive income (loss), net of tax:
Foreign currency translation	3,927	(19,622)	(7,339)
Change in unrealized gains for available-for-sale debt securities (1)	(140)	(47)	187
Total other comprehensive income (loss)	3,787	(19,669)	(7,152)
Comprehensive income (loss)	$101,190	$6,272	$(56,459)

(1)	There is no net income tax expense or benefit associated with the years ended December 31, 2023, 2022 and 2021 due to a valuation allowance offset.

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Table of Contents/
OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2023	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$97,403	$25,941	$(49,307)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	104,960	120,969	139,723
Provision for Evergrande loss, net	—	—	29,549
Deferred income tax provision (benefit)	(26,785)	829	(1,798)
Net loss (gain) on sales of property and equipment and other	(1,012)	(1,083)	769
Noncash compensation	12,057	10,370	11,008
Noncash impact of lease accounting	2,370	(1,574)	(4,302)
Excluding the effects of acquisitions, increase (decrease) in cash from:
Accounts receivable and contract assets	(83,075)	(50,732)	41,099
Inventory	(25,423)	(30,692)	7,313
Other operating assets	(18,208)	(15,104)	(14,498)
Currency translation effect on working capital, excluding cash	3,250	417	6
Current liabilities	125,695	67,253	63,051
Other operating liabilities	18,723	(5,711)	2,701
Total adjustments to net income (loss)	112,552	94,942	274,621
Net Cash Provided by Operating Activities	209,955	120,883	225,314
Cash Flows from Investing Activities:
Purchases of property and equipment	(100,726)	(81,043)	(50,199)
Proceeds from redemption of investments in Angolan bonds	6,229	—	4,486
Distributions of capital from unconsolidated affiliates	2,520	705	3,298
Proceeds from sale of property and equipment	7,847	6,473	7,101
Other investing activities	(2,223)	(3,000)	1,157
Net Cash Used in Investing Activities	(86,353)	(76,865)	(34,157)
Cash Flows from Financing Activities:
Repurchase of 2024 Senior Notes	(400,000)	—	(100,000)
Net proceeds from issuance of 6.000% Senior Notes, net of issuance costs	177,671	—	—
Other financing activities	(4,968)	(1,862)	(1,682)
Net Cash Used in Financing Activities	(227,297)	(1,862)	(101,682)
Effect of exchange rates on cash	(3,484)	(11,525)	(3,377)
Net Increase (Decrease) in Cash and Cash Equivalents	(107,179)	30,631	86,098
Cash and Cash Equivalents—Beginning of Period	568,745	538,114	452,016
Cash and Cash Equivalents—End of Period	$461,566	$568,745	$538,114

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Table of Contents/
OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss) Translation Adjustments	Oceaneering Shareholders' Equity	Noncontrolling Interest	Total Equity
(in thousands)
Balance, December 31, 2020	$27,709	$192,492	$(660,021)	$1,351,220	$(359,306)	$552,094	$6,063	$558,157
Net income (loss)	—	—	—	(49,307)	—	(49,307)	—	(49,307)
Other comprehensive income (loss)	—	—	—	—	(7,152)	(7,152)	—	(7,152)
Restricted stock unit activity	—	(8,445)	17,771	—	—	9,326	—	9,326
Restricted stock activity	—	(10,439)	10,439	—	—	—	—	—
Balance, December 31, 2021	27,709	173,608	(631,811)	1,301,913	(366,458)	504,961	6,063	511,024
Net income (loss)	—	—	—	25,941	—	25,941	—	25,941
Other comprehensive income (loss)	—	—	—	—	(19,669)	(19,669)	—	(19,669)
Restricted stock unit activity	—	(11,284)	19,792	—	—	8,508	—	8,508
Restricted stock activity	—	(6,466)	6,466	—	—	—	—	—
Balance, December 31, 2022	27,709	155,858	(605,553)	1,327,854	(386,127)	519,741	6,063	525,804
Net income (loss)	—	—	—	97,403	—	97,403	—	97,403
Other comprehensive income (loss)	—	—	—	—	3,787	3,787	—	3,787
Restricted stock unit activity	—	(19,933)	27,022	—	—	7,089	—	7,089
Restricted stock activity	—	(4,151)	4,151	—	—	—	—	—
Balance, December 31, 2023	$27,709	$131,774	$(574,380)	$1,425,257	$(382,340)	$628,020	$6,063	$634,083

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Table of Contents/
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
We consider macroeconomic conditions when assessing our credit risk exposure, including any impacts from the conflicts in Russia and Ukraine and in the Middle East, volatility in the financial services industry and the oil and natural gas markets, and the effects thereof on our customers and various counterparties. We have determined the impacts to our credit loss expense are de minimis for the years ended December 31, 2023, 2022 and 2021.
As of December 31, 2023, our allowance for credit losses was $2.2 million for accounts receivable and $0.6 million for other receivables. As of December 31, 2022, our allowance for credit losses was $2.0 million for accounts receivable and $0.3 million for other receivables. Our allowance for credit losses as of December 31, 2023 increased when compared to the balance as of December 31, 2022, primarily due to corresponding increases in revenue and accounts receivable.
Financial assets are written off when deemed uncollectible and there is no reasonable expectation of recovering the contractual cash flows. During the years ended December 31, 2023, 2022 and 2021, we recognized credit losses of $1.3 million, $0.4 million and $53 million, respectively. The 2021 credit losses included a reserve of $49 million in receivables and contract assets partially offset by the reclassification of $20 million of contract assets into salable inventory related to the termination of a number of entertainment ride systems contracts with the China Evergrande Group and its affiliated companies (collectively, “Evergrande”) in our Manufactured Products segment. See Note 9—”Commitments and Contingencies” for discussion regarding Evergrande.

Table of Contents/
We have elected to apply the practical expedient available under Accounting Standard Update (“ASU”) No. 2016-13, “Financial Instruments—Credit Losses (Topic 326: Measurement of Credit Losses on Financial Instruments,” as amended (“ ASC 326”) to exclude the accrued interest receivable balance that is included in our held-to-maturity loans receivable. The amounts excluded as of December 31, 2023 and 2022 were $0.2 million and $0.8 million, respectively.
Accounts receivable are considered to be past-due after the end of the contractual terms agreed to with the customer. There were no material past-due amounts that we consider uncollectible for our financial assets as of December 31, 2023. We generally do not require collateral from our customers.
Inventory. Inventory is valued at the lower of cost or net realizable value. We determine cost using the weighted-average method. We periodically review the value of items in inventory and record write-downs or write-offs of inventory based on our assessment of market conditions. Write-downs and write-offs are charged to cost of services and products. We did not record any write-downs or write-offs of inventory in the years ended December 31, 2023, 2022 or 2021.
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
We capitalize interest on assets where the construction period is anticipated to be more than three months. We did not capitalize interest in 2023, 2022 or 2021. We do not allocate general and administrative costs to capital projects. We had construction in progress of $55 million and $58 million as of December 31, 2023 and 2022, respectively, primarily related to projects in our Subsea Robotics segment.
Long-lived intangible assets, primarily acquired in connection with business combinations, include trade names, intellectual property and customer relationships and are being amortized over their respective estimated useful lives.
Our management periodically, and upon the occurrence of a triggering event, reviews the realizability of our property and equipment, long-lived intangible assets and right-of-use operating lease assets to determine whether any events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable. For long-lived assets to be held and used, we base our evaluation on impairment indicators such as the nature of the assets, the future economic benefits of the assets, any historical or future profitability measurements and other external market conditions or factors that may be present. If such impairment indicators are present or other factors exist that indicate that the carrying amount of an asset may not be recoverable, we determine whether an impairment has occurred through the use of an undiscounted cash flow analysis of the asset at the lowest level for which identifiable cash flows exist. If an impairment has occurred, we recognize a loss for the difference between the carrying amount and the fair value of the asset. We did not identify indicators of impairment for property and equipment, long-lived intangible assets or right-of-use operating lease assets for the years ended December 31, 2023, 2022 and 2021.
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
In our annual evaluation of goodwill, we perform a qualitative or quantitative impairment test. Under the qualitative approach, if we determine it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we are required to perform the quantitative analysis to determine the fair value of the reporting unit. We then compare the fair value of the reporting unit with its carrying amount and recognize an impairment loss for the

Table of Contents/
amount by which the carrying amount exceeds the fair value of the reporting unit. The loss recognized should not exceed the total amount of goodwill allocated to the reporting unit. We also consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. During the fourth quarters of 2023 and 2022, we performed our annual goodwill impairment assessment using qualitative tests that did not indicate a more detailed quantitative analysis was necessary. No goodwill impairment was recognized for the years ended December 31, 2023, 2022 and 2021.
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
We account for significant fixed-price contracts, mainly relating to our Manufactured Products segment, and to a lesser extent in our Offshore Projects Group (“OPG”) and Aerospace and Defense Technologies (“ADTech”) segments, by recognizing revenue over time using the cost-to-cost input method. The performance obligation is satisfied as we create a product on behalf of the customer over the life of the contract. In 2023, 2022 and 2021, we accounted for 19%, 15% and 16%, respectively, of our revenue using the cost-to-cost input method to measure progress toward satisfying the related performance obligations on our contracts. The remainder of our revenue is recognized at the point in time when control transfers to the customer, thus satisfying the performance obligation.
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
We apply judgment in the determination and allocation of transaction price to performance obligations and the subsequent recognition of revenue, based on the facts and circumstances of each contract. We routinely review estimates related to our contracts and, when required, reflect revisions to profitability in earnings immediately. If an element of variable consideration has the potential for a significant future reversal of revenue, we will constrain that variable consideration to a level intended to remove the potential future reversal. If a current estimate of total contract cost indicates an ultimate loss on a contract, we recognize the projected loss in full when we determine it. During the year ended December 31, 2023, we recognized a projected loss of $9.8 million for contracts in our Manufactured Products segment. During the year ended December 31, 2022, we recognized a projected loss of $5.2 million for contracts in our Manufactured Products segment. During the year ended December 31, 2021, we recognized a projected loss of $3.6 million for a contract in our Subsea Robotics segment. There could be significant adjustments to overall contract costs in the future, due to changes in facts and circumstances.
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
As a lessor, we lease certain types of equipment along with the provision of services and utilize the expedient allowing us to combine the lease and non-lease components into a combined component that is accounted for (1) under the accounting standard “Leases” (“ASC 842”), when the lease component is predominant, and (2) under the accounting standard “Revenue from Contracts with Customers” (“ASC 606”), when the service component is

Table of Contents/
predominant. In general, when we have a service component, it is typically the predominant element and leads to accounting under ASC 606.
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
Right-of-use operating lease assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement or modification date. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate, based on the information available at commencement or modification date in determining the present value of future payments. In determining the incremental borrowing rate, we considered our external credit ratings, bond yields for us and our identified peers, the risk-free rate in geographic regions where we operate and the impact associated with providing collateral over a similar term as the lease for an amount equal to the future lease payments. Our right-of-use operating lease assets also include any lease prepayments made and exclude lease incentives and initial direct costs incurred. Our lease terms may include options to extend or terminate the lease. These options are included in the lease term when it is reasonably certain we will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.
See Note 4—“Leases” for more information on our operating leases.
Stock-Based Compensation. We recognize all share-based payments to directors, officers and employees over their vesting periods in the income statement based on their estimated fair values. For more information on our employee benefit plans, see Note 11—“Employee Benefit Plans.”
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
For more information on income taxes, see Note 6—“Income Taxes.”
Foreign Currency Translation. The functional currency for most of our foreign subsidiaries is the applicable local currency. Results of operations for foreign subsidiaries with functional currencies other than the U.S. dollar are translated into U.S. dollars using average exchange rates during the period. Assets and liabilities of these foreign subsidiaries are translated into U.S. dollars using the exchange rates in effect as of the balance sheet date, and the resulting translation adjustments are recognized, net of tax, in accumulated other comprehensive income (loss) as a component of shareholders' equity. All foreign currency transaction gains and losses are recognized currently in the

Table of Contents/
Consolidated Statements of Operations. We recorded $(1.4) million, less than $(0.1) million and $(8.4) million of foreign currency transaction gains (losses) in the years ended December 31, 2023, 2022 and 2021, respectively. Those amounts are included as a component of other income (expense), net in our Consolidated Statement of Operations.
Earnings (Loss) per Share. For each year presented, the only difference between our annual calculated weighted-average basic and diluted number of shares outstanding is the effect of outstanding restricted stock units.
Repurchase Plan. In December 2014, our Board of Directors approved a plan to repurchase up to 10 million shares of our common stock. In 2015, we repurchased 2.0 million shares of our common stock for $100 million. We have not repurchased any shares under this program since December 2015. The timing and amount of any future repurchases will be determined by our management. As of December 31, 2023, we retained 10 million of the shares we had repurchased through this and a prior repurchase program. We expect to hold the shares repurchased and any additional shares repurchased under the plan as treasury stock for possible future use. The plan does not obligate us to repurchase any particular number of shares. We account for the shares we hold in treasury under the cost method, at average cost.
Financial Instruments. We recognize all derivative instruments as either assets or liabilities in the balance sheet and measure those instruments at fair value. Subsequent changes in fair value are reflected in current earnings or other comprehensive income (loss), depending on whether a derivative instrument is designated as part of a hedge relationship and, if it is, the type of hedge relationship. See Note 8—“Debt” for information relative to the interest rate swaps we had in effect.
2. ACCOUNTING STANDARDS UPDATE
Recently Issued Accounting Standards. In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“Topic 280”), which requires enhanced disclosures about significant segment expenses. Under Topic 280, companies are required to disclose, on an annual and interim basis, any significant segment expense that is regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss. The title and position of the CODM must be disclosed plus an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Topic 280 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024,and must be applied retrospectively to all prior periods presented in the financial statements. We anticipate that Topic 280 will only impact our disclosures and therefore do not expect that Topic 280 will have a material impact on our consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740):Improvements to Income Tax Disclosures” (“Topic 740”), which applies to all entities subject to income taxes. Topic 740 requires disaggregated information about a reporting entity’s effective tax rate reconciliation, including percentages and amounts, as well as information on income taxes paid, net of refunds disaggregated by federal, state, local and foreign and by jurisdiction if the amount is 5% or more of total income tax payments, net of refunds. Topic 740 is effective for annual periods beginning after December 15, 2024. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively. We anticipate that Topic 740 will only impact our disclosures and therefore do not expect that Topic 740 will have a material impact on our consolidated financial statements.

3. REVENUE
Revenue by Category
The following table presents revenue disaggregated by business segment, geographical region, and timing of transfer of goods or services.

	Year Ended December 31,
(in thousands)	2023	2022	2021
Business Segment:
Energy
Subsea Robotics	$752,521	$621,921	$538,515
Manufactured Products	493,692	382,361	344,251
Offshore Projects Group	546,366	489,317	378,121
Integrity Management & Digital Solutions	255,282	229,884	241,393
Total Energy	2,047,861	1,723,483	1,502,280
Aerospace and Defense Technologies	376,845	342,601	366,995
Total	$2,424,706	$2,066,084	$1,869,275

	Year Ended December 31,
(in thousands)	2023	2022	2021
Geographic Operating Areas:
Foreign:
Africa	$331,891	$286,687	$273,095
Asia and Australia	274,160	206,564	184,659
United Kingdom	205,886	177,234	181,453
Brazil	202,892	139,859	111,198
Norway	189,802	180,186	214,306
Other	189,694	96,742	93,021
Total Foreign	1,394,325	1,087,272	1,057,732
United States	1,030,381	978,812	811,543
Total	$2,424,706	$2,066,084	$1,869,275

	Year Ended December 31,
(in thousands)	2023	2022	2021
Timing of Transfer of Goods or Services:
Revenue recognized over time	$2,272,160	$1,929,031	$1,747,585
Revenue recognized at a point in time	152,546	137,053	121,690
Total	$2,424,706	$2,066,084	$1,869,275
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

The following table provides information about contract assets and contract liabilities from contracts with customers.

	Year Ended December 31,
(in thousands)	2023	2022
Total contract assets, beginning of period	$184,847	$164,847
Revenue accrued	2,328,382	1,984,385
Amounts billed	(2,278,724)	(1,964,385)
Total contract assets, end of period	$234,505	$184,847

Total contract liabilities, beginning of period	$112,950	$88,175
Deferrals of milestone payments	149,864	104,649
Recognition of revenue for goods and services	(98,183)	(79,874)
Total contract liabilities, end of period	$164,631	$112,950

Performance Obligations
As of December 31, 2023, the aggregate amount of the transaction price allocated to remaining performance obligations that were unsatisfied (or partially unsatisfied) was $432 million. In arriving at this value, we have used two expedients available to us and are not disclosing amounts in relation to performance obligations: (1) that are part of contracts with an original expected duration of one year or less; or (2) on contracts where we recognize revenue in line with the billing. Of this amount, we expect to recognize revenue of $325 million over the next 12 months, $100 million within the next 24 months and we expect to recognize substantially all of the remaining balance of $7.6 million within the next 36 months.
In our Manufactured Products and ADTech segments, we have long-term contracts that extend beyond one year, and these make up the majority of the performance obligations balance reported as of December 31, 2023. We also have shorter-term product contracts with an expected original duration of one year or less that have been excluded.
Where appropriate, we have made estimates within the transaction price of elements of variable consideration within the contracts and constrained those amounts to a level where we consider it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. The amount of revenue recognized in the years ended December 31, 2023 and 2022 that was associated with performance obligations completed or partially completed in prior periods was not significant.
As of December 31, 2023, there were no significant outstanding liability balances for refunds or returns due to the nature of our contracts and the services and products we provide. Our warranties are limited to assurance warranties that are of a standard length and are not considered to be material rights. The majority of our contracts consist of a single performance obligation. When there are multiple obligations, we look for observable evidence of stand-alone selling prices on which to base the allocation. This involves judgment as to the appropriateness of the observable evidence relating to the facts and circumstances of the contract. If we do not have observable evidence, we estimate stand-alone selling prices by taking a cost-plus-margin approach, using typical margins from the type of product or service, customer and regional geography involved.
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
Costs to fulfill a contract primarily consist of certain mobilization costs incurred to provide services or products to our customers. These costs are deferred and amortized over the period of contract performance. The closing balance of costs to fulfill a contract was $7.8 million and $10 million as of December 31, 2023 and 2022, respectively. For the years ended December 31, 2023, 2022 and 2021, we recorded amortization expense of $5.8 million, $5.6 million and $4.5 million, respectively. No impairment costs were recognized.

4. LEASES
Supplemental information about our operating leases follows:

	December 31,
(in thousands)	2023	2022
Assets:
Right-of-use operating lease assets	$337,554	$139,611

Liabilities:
Current	$78,117	$19,580
Noncurrent	293,482	151,842
Lease liabilities	$371,599	$171,422

	December 31,
	2023	2022
Lease Term and Discount Rate:
Weighted-average remaining lease term (years)	7	9

Weighted-average discount rate	5.9%	5.8%
No impairments of right-of-use operating leases were recorded in the years ended December 31, 2023 and 2022.
Operating lease cost reflects the lease expense resulting from amortization over the respective lease terms of our operating leases with initial lease terms greater than 12 months. Our short-term lease cost consists of expense for our operating leases with initial lease terms of 12 months or less that are not recorded on our balance sheet. The components of lease cost are as follows:

		Year ended December 31,
(in thousands)		2023	2022
Lease Cost:
Operating lease cost	Operating lease cost	$56,212	$34,467
Short-term lease cost	Short-term lease cost	98,763	101,048
Total Lease Cost		$154,975	$135,515
As of December 31, 2023, future maturities of lease liabilities for our operating leases with an initial lease term of more than 12 months were as follows:

(in thousands)
For the year ended December 31,
2024	$97,549
2025	98,119
2026	60,289
2027	33,371
2028	25,861
Thereafter	144,366
Total lease payments	459,555
Less: Interest	(87,956)
Present Value of Operating Lease Liabilities	$371,599

5. SELECTED BALANCE SHEET INFORMATION
The following is information regarding selected balance sheet accounts:

	December 31,
(in thousands)	2023	2022
Inventory, net:
Manufactured Products	$104,364	$91,896
Subsea Robotics	87,356	81,701
Other inventory	18,078	10,778
Total	$209,798	$184,375

Other current assets:
Prepaid expenses	$68,464	$56,170
Angolan bonds	—	6,369
Total	$68,464	$62,539

Other noncurrent assets:
Cash surrender value of life insurance policies	$36,588	$33,012
Investment in unconsolidated affiliates	30,455	30,049
Income tax receivable	—	20,170
Deferred tax asset	26,021	—
Intangible assets, net	21,182	11,517
Other	23,040	27,476
Total	$137,286	$122,224

Accrued liabilities:
Payroll and related costs	$154,507	$122,380
Current operating lease liability	78,117	19,580
Accrued job costs	56,112	57,310
Income taxes payable	55,990	44,966
Accrued interest	12,667	10,180
Other	54,388	53,030
Total	$411,781	$307,446

Other long-term liabilities:
Supplemental Executive Retirement Plan	$35,679	$29,635
Uncertain tax positions	27,093	10,869
Long-Term Incentive Plan	12,727	14,479
Deferred income taxes	1,033	2,228
Other	25,375	27,439
Total	$101,907	$84,650

6. INCOME TAXES
The components of income (loss) before income taxes are as follows:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Domestic	$(62,294)	$(50,396)	$(125,010)
Foreign	223,349	129,448	119,301
Income (loss) before income taxes	$161,055	$79,052	$(5,709)
The components of the income tax provision (benefit) applicable for domestic and foreign taxes and cash taxes paid are as follows:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Current income tax expense (benefit):
Domestic	$2,043	$3,241	$974
Foreign	88,394	49,041	44,422
Total current income tax expense (benefit)	90,437	52,282	45,396
Deferred income tax expense (benefit):
Domestic	(170)	633	(328)
Foreign	(26,615)	196	(1,470)
Total deferred income tax expense (benefit)	(26,785)	829	(1,798)
Total income tax expense (benefit)	$63,652	$53,111	$43,598
Cash taxes paid, net	$44,014	$44,959	$29,204
The reconciliation between the actual income tax provision and income tax computed using the U.S. statutory federal income tax rate is summarized as follows:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Income tax provision (benefit) at the U.S. statutory rate	$33,821	$16,645	$(1,199)
Base erosion and anti-abuse tax	3,520	2,369	—
Valuation allowances	(21,679)	11,078	33,068
Foreign tax rate differential	44,514	14,505	8,619
Foreign income inclusion	(3,618)	12,304	3,141
Stock compensation	(1,428)	137	542
Excess compensation	1,712	1,083	1,301
Uncertain tax positions	7,761	(704)	158
General business credits	(4,078)	(1,952)	(2,452)
Other items, net	3,127	(2,354)	420
Total provision (benefit) for income taxes	$63,652	$53,111	$43,598

Significant components of net deferred tax assets and liabilities were as follows:

	December 31,
(in thousands)	2023	2022
Deferred tax assets:
Deferred compensation	$20,310	$19,344
Deferred income	13,029	3,478
Accrued expenses	26,811	23,434
Net operating loss and other carryforwards	531,257	540,443
Long-term operating lease liabilities	66,059	32,846
Goodwill and intangibles	45,196	34,362
Interest	34,671	35,638
Other	15,253	24,651
Gross deferred tax assets	752,586	714,196
Valuation allowances	(663,784)	(684,786)
Total deferred tax assets	$88,802	$29,410
Deferred tax liabilities:
Property and equipment	$(4,923)	$(5,611)
Basis difference in equity investments	(800)	(879)
Right-of-use operating lease assets	(58,091)	(25,148)
Total deferred tax liabilities	$(63,814)	$(31,638)
Net deferred income tax assets (liabilities), net	$24,988	$(2,228)
Our net deferred tax assets (liabilities) are reflected within our balance sheet as follows:

	December 31,
(in thousands)	2023	2022
Long-term deferred tax assets	$26,021	$—
Deferred tax liabilities included in other long-term liabilities	(1,033)	(2,228)
Net deferred income tax assets (liabilities), net	$24,988	$(2,228)
As of December 31, 2023, we had approximately $478 million of deferred tax assets related to net operating and other loss carryforwards that were generated in various worldwide jurisdictions. The carryforwards include $168 million that do not expire and $310 million that will expire from 2024 through 2043. We have recorded a total valuation allowance of $664 million on net operating loss, tax credit carryforwards, and other deferred tax assets, as we believe that it is more likely than not that a portion of our deferred tax assets will not be realized. We assess the realizability of our deferred tax assets, considering all relevant factors, at each reporting period. Based on the available positive and negative evidence, including historical and forecasted earnings, we believe it is more likely than not that deferred tax assets in several non-U.S. jurisdictions will be realized. Accordingly, during the twelve-month period ended December 31, 2023, we partially released valuation allowances for the deferred tax assets that we believe are more likely than not to be realized. Our valuation allowance decreased by $21 million in 2023 and increased by $6.0 million 2022.
On March 27, 2020, the U.S. Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") was signed into law in the United States. In accordance with the rules and procedures under the CARES Act, we filed certain refund claim to carry back a portion of our U.S. net operating loss. Prior to enactment of the CARES Act, such net operating losses could only be carried forward. As a result, we received combined refunds of approximately $33 million, of which we received $10 million as of December 31, 2022. During the third quarter of 2022, we reached an agreement in principle to settle our 2014 U.S. tax return audit, which reduced the outstanding refunds by approximately $3.0 million. The remaining refunds of approximately $20 million were classified as other noncurrent assets in the consolidated balance sheet as of December 31, 2022. During the twelve-month period ended December 31, 2023, we received refunds of $23 million. These refunds included interest of $1.7 million which was recorded as a tax benefit.
We continue to make an assertion to indefinitely reinvest the unrepatriated earnings of any foreign subsidiary that would incur material tax consequences upon the distribution of such earnings. As of December 31, 2023, we did not provide for deferred taxes on earnings of our foreign subsidiaries that are indefinitely reinvested. If we were to make a distribution from the unremitted earnings of these subsidiaries, we could be subject to taxes in various jurisdictions. However, it is not practical to estimate the amount of tax that could ultimately be due if such earnings were remitted. If our expectations were to change regarding future tax consequences, we may be required to record additional deferred taxes that could have a material effect on our consolidated financial statements.
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
A reconciliation of the beginning and ending amount of gross uncertain tax positions, excluding penalties and interest, is as follows:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Balance at beginning of year	$15,846	$17,367	$20,086
Additions based on tax positions related to the current year	4,391	269	1,934
Reductions for expiration of statutes of limitations	(130)	(520)	(784)
Additions based on tax positions related to prior years	12,576	1,103	2,011
Reductions based on tax positions related to prior years	(135)	(2,171)	(2,818)
Settlements	(7,091)	(202)	(3,062)
Balance at end of year	$25,457	$15,846	$17,367
We increased (decreased) income tax expense by $5.4 million, $(1.0) million and $(1.1) million in 2023, 2022 and 2021, respectively, for penalties and interest on uncertain tax positions, which brought our total liabilities for penalties and interest on uncertain tax positions to $7.9 million and $2.5 million in other long-term liabilities on our balance sheets as of December 31, 2023 and 2022, respectively. All additions or reductions to those liabilities would affect our effective income tax rate in the periods of change.
We believe approximately $8.0 million to $9.0 million of gross uncertain tax positions will be resolved within the next 12 months. A portion of our uncertain tax position liability is reflected as a reduction in our gross deferred tax asset before valuation allowance and as a reduction in our long-term income tax receivable, which is included in other noncurrent assets on our consolidated balance sheet. The remaining balance is reflected in other long-term liabilities on our consolidated balance sheet. The balance of gross uncertain tax position liability included in other long-term liabilities on our consolidated balance sheet was $19 million and $8.0 million as of December 31, 2023 and December 31, 2022, respectively. The balance of gross uncertain tax position liability netted against our gross deferred tax asset before valuation allowance was $5.0 million as of December 31, 2023 and 2022. The balance of gross uncertain tax position liability netted against our gross long-term income tax receivable included in other noncurrent assets was $1.0 million and $2.0 million as of December 31, 2023 and 2022, respectively.
Our tax returns are subject to audit by taxing authorities in multiple jurisdictions. These audits often take years to complete and settle. The following table lists the earliest tax years open to examination by tax authorities where we have significant operations:

Jurisdiction	Periods
United States	2014
United Kingdom	2020
Norway	2018
Angola	2015
Brazil	2018
Australia	2019

7. SELECTED INCOME STATEMENT INFORMATION
 The following schedule shows our revenue, costs and gross margins by services and products:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Revenue:
Services	$1,920,348	$1,673,024	$1,503,745
Products	504,358	393,060	365,530
Total revenue	2,424,706	2,066,084	1,869,275
Cost of Services and Products:
Services	1,498,094	1,334,811	1,215,994
Products	428,686	341,368	295,514
Unallocated expenses	98,955	82,528	93,702
Total cost of services and products	2,025,735	1,758,707	1,605,210
Gross margin:
Services	422,254	338,213	287,751
Products	75,672	51,692	70,016
Unallocated expenses	(98,955)	(82,528)	(93,702)
Total gross margin	$398,971	$307,377	$264,065
8. DEBT
The carrying value of long-term debt consisted of the following:

	December 31,
(in thousands)	2023	2022
4.650% Senior Notes due 2024	$—	$400,000
6.000% Senior Notes due 2028	500,000	300,000
Interest rate swap settlements	—	4,371
Unamortized discount and debt issuance costs	(22,942)	(3,398)
Long-term Debt	$477,058	$700,973
2024 Senior Notes. In November 2014, we completed the public offering of $500 million aggregate principal amount of 4.650% Senior Notes due 2024 (the “2024 Senior Notes”). We paid interest on the 2024 Senior Notes on May 15 and November 15 of each year. The 2024 Senior Notes were scheduled to mature on November 15, 2024. In the year ended December 31, 2021, we repurchased $100 million in aggregate principal amount of the 2024 Senior Notes in open-market transactions. The aggregate purchase price in the year ended December 31, 2021 included accrued and unpaid interest to the repurchase date of $0.7 million, and we recorded loss on extinguishment of debt of $1.1 million (including premiums and fees associated with the repurchases). On October 2, 2023, we repurchased $312 million principal amount of the 2024 Senior Notes at par plus accrued and unpaid interest of $5.5 million for approximately $318 million in the Tender Offer (as defined herein). On November 2, 2023 (the “Redemption Date”), after delivering a notice to the holders of the 2024 Senior Notes, we redeemed all of the remaining $88 million principal amount outstanding of the 2024 Senior Notes at par, pursuant to our optional redemption right under the indenture governing the 2024 Senior Notes. The redemption price was equal to 100% of the principal amount of the 2024 Senior Notes plus accrued and unpaid interest up to but not including the Redemption Date plus a “make-whole premium.”
2028 Senior Notes. In February 2018, we completed the public offering of $300 million aggregate principal amount of 6.000% Senior Notes due 2028 (the “Existing 2028 Senior Notes”). We pay interest on the Existing 2028 Senior Notes on February 1 and August 1 of each year. The Existing 2028 Senior Notes are scheduled to mature on February 1, 2028. We used the net proceeds from the Existing 2028 Senior Notes to repay our term loan indebtedness described further below. We may redeem some or all of the Existing 2028 Senior Notes at specified redemption prices.
On October 2, 2023, we completed a private placement of $200 million aggregate principal amount of additional 2028 Senior Notes (the “New 2028 Senior Notes” and, together with the Existing 2028 Senior Notes, the “2028

Senior Notes”) to persons reasonably believed to be qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and to non-U.S. persons outside the United States pursuant to Regulation S under the Securities Act. The New 2028 Senior Notes constitute an additional issuance of the Existing 2028 Senior Notes and form a single series with such notes. We will pay interest on the New 2028 Senior Notes on February 1 and August 1 of each year, commencing on February 1, 2024. The New 2028 Senior Notes are scheduled to mature on February 1, 2028. We may redeem some or all of the 2028 Senior Notes at specified redemption prices. We received net proceeds from the offering of the New 2028 Senior Notes of $178 million, after initial purchasers’ discounts and debt issuance costs. We used the net proceeds from the New 2028 Senior Notes, together with cash on hand, to fund the Tender Offer (as defined herein).
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
Revolving Credit Agreement. In October 2014, we entered into a credit agreement (as amended, the “Prior Credit Agreement”) with a group of banks. The Prior Credit Agreement initially provided for a $500 million five-year revolving credit facility (the “Prior Revolving Credit Facility”). The Prior Credit Agreement also provided for a $300 million term loan, which we repaid in full in February 2018, using net proceeds from the issuance of our Existing 2028 Senior Notes, referred to above, and cash on hand. In February 2018, we entered into Agreement and Amendment No. 4 to the Prior Credit Agreement to, among other things, extend the maturity of the Prior Revolving Credit Facility to January 25, 2023.
On April 8, 2022, we entered into a new senior secured revolving credit agreement with a group of banks (as amended by an Agreement and Amendment No. 1 to Credit Agreement, dated September 20, 2023, the “Revolving Credit Agreement”). The commitments under the Revolving Credit Agreement are scheduled to mature on April 8, 2027, or alternatively, if our Liquidity (as defined in the Revolving Credit Agreement) is less than $175 million as of August 16, 2024, then on such date (which is 91 days prior to the maturity date of the 2024 Notes that were no longer outstanding as of November 2, 2023). The Revolving Credit Agreement includes a $215 million revolving credit facility (the “Revolving Credit Facility”) with a $100 million sublimit for the issuance of letters of credit. Our obligations under the Revolving Credit Agreement are guaranteed by certain of our wholly owned subsidiaries and are secured by first priority liens on certain of our assets and those of the guarantors, including, among other things, intellectual property, inventory, accounts receivable, equipment and equity interests in subsidiaries. As of December 31, 2023, we had no borrowings outstanding under the Revolving Credit Facility and no letters of credit outstanding under the Revolving Credit Agreement.
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
We may borrow under the Revolving Credit Facility at either (1) a base rate, determined as the greatest of (A) the prime rate of Wells Fargo Bank, National Association, (B) the federal funds effective rate plus 1⁄2 of 1% and (C) Adjusted Term Secured Overnight Financing Rate (“SOFR”) (as defined in the Revolving Credit Agreement for a one-month tenor plus 1%, in each case plus the applicable margin, which varies from 1.25% to 2.25% depending on our Consolidated Net Leverage Ratio (as defined in the Revolving Credit Agreement), or (2) Adjusted Term SOFR plus the applicable margin, which varies from 2.25% to 3.25% depending on our Consolidated Net Leverage Ratio. We will also pay a facility fee based on the amount of the underlying commitment that is being utilized, which fee varies from 0.300% to 0.375%, with the higher rate owed when we use the Revolving Credit Facility less.
The Revolving Credit Agreement includes financial covenants that are tested on a quarterly basis, based on the rolling four-quarter period that ends on the last day of each fiscal quarter. The maximum permitted Consolidated Net Leverage Ratio is initially 4.00 to 1.00 and will decrease to 3.25 to 1.00 during the term of the Revolving Credit Facility. As of December 31, 2023, the maximum permitted Consolidated Net Leverage Ratio was 3.25 to 1.00 and will not change during the remaining term of the Revolving Credit Facility. The minimum Consolidated Interest Coverage Ratio (as defined in the Revolving Credit Agreement) is 3.00 to 1.00 throughout the term of the Revolving Credit Facility. Availability under the Revolving Credit Facility may be limited by these financial covenants and the requirement that any borrowing under the Revolving Credit Facility not require the granting of any liens to secure any senior notes issued by us (“Senior Notes”). The indentures governing the 2028 Senior Notes, and prior to November 2, 2023, the 2024 Senior Notes, generally limit our ability to incur secured debt for borrowed money (such as borrowings under the Revolving Credit Facility) to 15% of our Consolidated Net Tangible Assets (as defined in such indentures). As of December 31, 2023, the full $215 million was available to borrow under the Revolving Credit Facility. In addition, the Revolving Credit Agreement contains various covenants that we believe are customary for agreements of this nature, including, but not limited to, restrictions on our ability and the ability of each of our subsidiaries to incur debt, grant liens, make certain investments, make distributions, merge or consolidate, sell assets and enter into certain restrictive agreements. As of December 31, 2023, we were in compliance with all the covenants set forth in the Revolving Credit Agreement.
Interest Rate Swaps. We had two interest rate swaps in place relating to a total of $200 million of the 2024 Senior Notes for the period to November 2024. The agreements swapped the fixed interest rate of 4.65% on $100 million of the 2024 Senior Notes to the floating rate of one-month London Interbank Offered Rate (“LIBOR”) plus 2.426% and on another $100 million to one-month LIBOR plus 2.823%. In March 2020, we settled both interest rate swaps with the counterparty for cash proceeds of $13 million. The settlement resulted in a $13 million increase to our long-term debt balance that was being amortized as a reduction to interest expense prospectively through the maturity date for the 2024 Senior Notes using the effective interest method. In the year ended December 31, 2023, we amortized $4.4 million to interest expense, including $2.7 million, for the write-off of interest rate swap settlement gains associated with the retirement of the 2024 Senior Notes discussed above. In the year ended December 31, 2022, we amortized $2.2 million to interest expense.
Debt Issuance Costs, Discount and Interest. We incurred $6.9 million of issuance costs related to the 2024 Senior Notes. These costs were included as a reduction of long-term debt in our Consolidated Balance Sheet. We were amortizing these costs to interest expense through the maturity date. In the year ended December 31, 2023, we amortized $1.3 million to interest expense, including $0.7 million, for the write-off of the debt issuance costs balance associated with the retirement of the 2024 Senior Notes discussed above. In the year ended December 31, 2022, we amortized $0.7 million to interest expense.
We incurred $7.0 million of issuance costs related to the 2028 Senior Notes and $4.0 million of loan costs related to the Revolving Credit Agreement. These costs, net of accumulated amortization, are included as a reduction of long-term debt in our Consolidated Balance Sheets, as they pertain to the 2028 Senior Notes, and in other noncurrent assets, as they pertain to the Revolving Credit Agreement. We are amortizing these costs to interest expense through the respective maturity dates for the 2028 Senior Notes and the Revolving Credit Agreement using the straight-line method, which approximates the effective interest rate method. In the years ended December 31, 2023 and 2022, we amortized $1.6 million and $1.4 million, respectively, to interest expense.
We recorded a discount of $20 million related to the New 2028 Senior Notes issued in October 2023. This cost, net of accumulated amortization, is included as a reduction of long-term debt in our Consolidated Balance Sheets and is being amortized to interest expense through the maturity date of the 2028 Senior Notes using the straight-line method, which approximates the effective interest rate method. In the year ended December 31, 2023, we amortized $0.9 million to interest expense.
We made cash interest payments of $34 million, $38 million and $39 million in 2023, 2022 and 2021, respectively.
9. COMMITMENTS AND CONTINGENCIES
Lease Commitments
As of December 31, 2023, we occupied several facilities under noncancellable operating leases expiring at various dates through 2038. See Note 4—“Leases” for more information on our operating leases.
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
Letters of Credit
We had $62 million and $52 million in letters of credit outstanding as of December 31, 2023 and 2022, respectively, which related to self-insurance requirements and various bid and performance bonds, which are usually for the duration of the applicable contract.
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
We estimated the aggregate fair market value of the 2028 Senior Notes to be $484 million as of December 31, 2023 based on quoted prices. Since the market for the 2028 Senior Notes is not an active market, the fair value of the Senior Notes is classified within Level 2 in the fair value hierarchy under U.S. GAAP (inputs other than quoted prices in active markets for similar assets and liabilities that are observable or can be corroborated by observable market data for substantially the full terms for the assets or liabilities).
Foreign currency gains (losses) of $(1.4) million in the year ended December 31, 2023, were primarily related to gains (losses) for the Angolan kwanza of $(4.4) million due to declining exchange rates for the Angolan kwanza relative to the U.S. dollar. Foreign currency gains (losses) in the year ended December 31, 2022 were less than $(0.1) million. Foreign currency gains (losses) of $(8.4) million in the year ended December 31, 2021 were primarily related to gains (losses) for the Angolan kwanza of $(4.5) million due to declining exchange rates for the Angolan kwanza relative to the U.S. dollar. Foreign currency transaction losses related to the Angolan kwanza in the years ended December 31, 2023 and 2021 were primarily due to the remeasurement of our Angolan kwanza cash balances to U.S. dollars. We recorded foreign currency transaction gains (losses) related to the Angolan kwanza as a component of other income (expense), net in our Consolidated Statements of Operations in those respective periods.
Any conversion of cash balances from kwanza to U.S. dollars is controlled by the central bank in Angola. As of December 31, 2023 and 2022, we had the U.S. dollar equivalent of approximately $8.1 million and $5.6 million of kwanza cash balances, respectively, in Angola reflected on our Consolidated Balance Sheets.

To mitigate our currency exposure risk in Angola, we used kwanza to purchase equivalent Angolan central bank (Banco Nacional de Angola) bonds. The bonds were denominated as U.S. dollar equivalents, so that, upon payment of semi-annual interest and principal upon maturity, payment was made in kwanza, equivalent to the respective U.S. dollars at the then-current exchange rate. Our remaining Angolan bonds matured on September 1, 2023, and we received cash proceeds of $6.2 million. As of December 31, 2023, we no longer have any Angolan bank bonds.
As of December 31, 2022, we had $6.2 million of U.S. dollar equivalent Angolan bonds. These bonds were classified as available-for-sale securities; accordingly, they were recorded at fair market value in other current assets on our Consolidated Balance Sheets. We did not sell any of our remaining Angolan bonds in the year ended December 31, 2022. We estimated the fair market value of the Angolan bonds to be $6.4 million as of December 31, 2022, using quoted market prices. Since the market for the Angolan bonds was not an active market, the fair value of the Angolan bonds was classified within Level 2 in the fair value hierarchy under U.S. GAAP. As of December 31, 2022, we had $0.1 million, in unrealized gains, net of tax, related to these bonds as a component of accumulated other comprehensive loss in our Consolidated Balance Sheets.
We made the decision during the fourth quarter of 2021 to terminate a number of entertainment ride systems contracts with Evergrande and recorded a net loss in our Manufactured Products segment. The specific elements of the net loss included a reserve of $49 million in receivables and contract assets, partially offset by the reclassification of $20 million of contract assets into salable inventory. As of December 31, 2023, 2022 and 2021 we had no outstanding accounts receivable or contract assets for those projects.
In the three-month period ended June 30, 2021, we were notified by a customer in our Manufactured Products segment that it was suspending a contract that was substantially complete. Specific to this contract, we billed and received $41 million in the year ended December 31, 2023. As of December 31, 2023, we had outstanding contract assets of approximately $1.3 million for the contract and contract liabilities of $3.4 million prepaid for storage of components. As of December 31, 2022, we had outstanding contract assets of approximately $19 million for the contract and contract liabilities of $0.6 million prepaid for storage of components. We are in discussions with the customer concerning the timing of remaining payments. We continue to believe we will realize these contract assets at their book values, although we can provide no assurance as to the timing of receipt of the remaining payments.
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
• Integrity Management & Digital Solutions—Our Integrity Management & Digital Solutions (“IMDS”) segment provides the following:
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
There are no differences in the basis of segmentation or in the basis of measurement of segment profit or loss from those used in our consolidated financial statements for the years ended December 31, 2022 and 2021.

The table that follows presents revenue, income (loss) from operations and depreciation and amortization expense by business segment:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Revenue
Energy
Subsea Robotics	$752,521	$621,921	$538,515
Manufactured Products	493,692	382,361	344,251
OPG	546,366	489,317	378,121
IMDS	255,282	229,884	241,393
Total Energy	2,047,861	1,723,483	1,502,280
ADTech	376,845	342,601	366,995
Total	$2,424,706	$2,066,084	$1,869,275
Income (Loss) from Operations
Energy
Subsea Robotics	$174,293	$118,248	$76,874
Manufactured Products	35,551	11,692	(15,876)
OPG	64,546	49,256	31,197
IMDS	13,373	14,901	18,572
Total Energy	287,763	194,097	110,767
ADTech	45,003	44,168	60,992
Unallocated Expenses	(151,438)	(127,402)	(131,960)
Total	$181,328	$110,863	$39,799
Depreciation and Amortization Expense
Energy
Subsea Robotics	$54,365	$67,684	$87,900
Manufactured Products	12,220	11,946	12,788
OPG	27,956	28,560	28,173
IMDS	3,608	4,599	4,420
Total Energy	98,149	112,789	133,281
ADTech	2,504	2,853	4,783
Unallocated Expenses	4,307	5,327	1,659
Total	$104,960	$120,969	$139,723

We determine income (loss) from operations for each business segment before interest income or expense, other income (expense) and provision for income taxes. We do not consider an allocation of these items to be practical.
Revenue
During December 31, 2023, 2022 and 2021, revenue from one customer, the U.S. Government, accounted for 10%, 11% and 12%, respectively, of our total consolidated annual revenue, and no other customer accounted for more than 10% of our total consolidated revenue.

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

There were no adjustments of a similar nature during the years ended December 31, 2023 and 2022.
Depreciation and Amortization Expense
Depreciation expense on property and equipment, reflected in the Depreciation and Amortization Expense table above, was $99 million, $113 million and $136 million in 2023, 2022 and 2021, respectively.
Amortization expense on long-lived intangible assets, reflected in the Depreciation and Amortization Expense table above, was $6.4 million, $7.5 million and $3.8 million in 2023, 2022 and 2021, respectively.

Assets, Property and Equipment, Net and Goodwill
The following table presents Assets, Property and Equipment, net and Goodwill by business segment:

	December 31,
(in thousands)	2023	2022
Assets
Energy
Subsea Robotics	$488,900	$467,608
Manufactured Products	344,215	339,087
OPG	478,937	345,264
IMDS	90,559	91,154
Total Energy	1,402,611	1,243,113
ADTech	111,333	115,450
Corporate and Other	725,062	673,120
Total	$2,239,006	$2,031,683
Property and Equipment, Net
Energy
Subsea Robotics	$186,995	$175,239
Manufactured Products	68,694	74,282
OPG	135,712	159,439
IMDS	13,712	9,807
Total Energy	405,113	418,767
ADTech	7,431	6,186
Corporate and Other	11,749	13,496
Total	$424,293	$438,449
Goodwill
Energy
Subsea Robotics	$23,760	$23,885
Total Energy	23,760	23,885
ADTech	10,454	10,454
Total	$34,214	$34,339

All assets specifically identified with a particular business segment have been segregated. Cash and cash equivalents, certain other current assets, certain investments and certain other assets have not been allocated to particular business segments and are included in Corporate and Other. The changes in our reporting units’ goodwill balances during the periods presented are from currency exchange rate changes.

Capital Expenditures
The following table presents Capital Expenditures, including business acquisitions, by business segment:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Capital Expenditures
Energy
Subsea Robotics	$67,197	$55,649	$27,591
Manufactured Products	6,776	4,129	2,510
OPG	8,574	4,456	7,980
IMDS	10,346	4,058	3,305
Total Energy	92,893	68,292	41,386
ADTech	4,953	1,956	2,525
Corporate and Other	2,880	10,795	6,288
Total	$100,726	$81,043	$50,199

Geographic Operating Areas
For 2023 and 2022, $338 million and $140 million of right-of-use operating lease assets are included in the following table which summarizes Property and Equipment, Net and Right-of-Use Operating Lease Assets by geographic area:

	December 31,
(in thousands)	2023	2022
Property and Equipment, Net and Right-of-Use Operating Lease Assets
Foreign:
United Kingdom	$129,124	$59,762
Brazil	71,239	59,045
Norway	69,739	59,933
Africa	41,306	36,583
Asia and Australia	37,244	33,988
Other	15,267	13,425
Total Foreign	363,919	262,736
United States	397,928	315,324
Total	$761,847	$578,060

Revenue is based on location where services are performed and products are manufactured. See Note 3—”Revenue” for disclosure of revenue by geographic area .
11. EMPLOYEE BENEFIT PLANS
Retirement Investment Plans
We have several employee retirement investment plans that, taken together, cover most of our full-time employees. The Oceaneering Retirement Investment Plan is a 401(k) plan in which U.S. employees may participate by deferring a portion of their gross monthly salary and directing us to contribute the deferred amount to the plan. We match a portion of the employees' deferred compensation. Our contributions to the 401(k) plan were $23 million, $20 million and $13 million for the plan years ended December 31, 2023, 2022 and 2021, respectively.
We also make matching contributions to foreign employee savings plans similar in nature to a 401(k) plan. In 2023, 2022 and 2021, these contributions, principally related to plans associated with the United Kingdom and Norwegian subsidiaries, were $12 million, $11 million and $11 million, respectively.

The Oceaneering International, Inc. Supplemental Executive Retirement Plan covers selected key management employees and executives, as approved by the Compensation Committee of our Board of Directors (the “Compensation Committee”). Under this plan, we accrue an amount determined as a percentage of the participant's gross monthly salary and the amounts accrued are treated as if they are invested in one or more investment vehicles pursuant to this plan. Net expenses related to this plan during 2023, 2022 and 2021 were $1.3 million, $2.6 million and $1.8 million, respectively.
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
In 2023, 2022 and 2021, the Compensation Committee granted awards of performance units to certain of our key executives and employees. The performance units awarded are scheduled to vest in full on the third anniversary of the applicable award dates, or pro rata over three years if the participant meets certain age and years of service requirements. The Compensation Committee and the Board of Directors approved specific financial goals and measures (as defined), for each of the three-year periods ending December 31, 2025, 2024 and 2023 to be used as the basis for the final value of the performance units. The final value of the performance unit granted may range from $0 to $200 in each of 2023, 2022 and 2021. Upon vesting and determination of value, the value of the performance units will be payable in cash. Compensation expense related to the performance units was $12 million, $13 million and $9.4 million in 2023, 2022 and 2021, respectively. As of December 31, 2023, there were 250,324 performance units outstanding.
Annually, the Compensation Committee grants restricted units of our common stock to certain of our key executives and employees and restricted common stock to our nonemployee directors. Over 80%, 83% and 85% of the grants made to our employees in 2023, 2022 and 2021, respectively, vest in full on the third anniversary of the award date, conditional upon continued employment through such vesting date. The remainder of the grants made to employees can vest pro rata over three years, provided the individual meets certain age and years-of-service requirements. For the grants of restricted stock units to each of the participant employees, the participant will be issued one share of our common stock for each of the participant's vested restricted stock units at the earlier of three years or, if the participant vested earlier after meeting the age and service requirements, following termination of employment or service. The grants of restricted stock to our nonemployee directors generally vest in full on the first anniversary of the award date, conditional upon continued service as a director, except for the 2023 grant to one director who retired from our board of directors as of the date of our annual meeting in May 2023, which vested on that date and the 2021 grant to one director who retired from our board of directors as of the date of our annual meeting in May 2021, which vested on that date.
The Compensation Committee has a policy that Oceaneering will not provide U.S. federal income tax gross-up payments to any of its directors or executive officers in connection with future awards of restricted stock or stock units.
The additional tax charge(benefit) realized from tax deductions less than or in excess of the financial statement expense of our restricted stock grants was $(1.4) million, $0.1 million and $0.5 million in 2023, 2022 and 2021, respectively. The 2023, 2022 and 2021 charges were recognized in our Consolidated Statements of Operations.

The following is a summary of our restricted stock and restricted stock unit activity for 2023, 2022 and 2021:

	Number	Weighted Average Fair Value	Aggregate Intrinsic Value
Balance as of December 31, 2020	1,955,346	$13.67
Granted	1,333,689	11.80
Issued	(601,830)	16.42	$7,613,000
Forfeited	(239,946)	12.35
Balance as of December 31, 2021	2,447,259	$12.10
Granted	898,264	14.14
Issued	(674,968)	14.53	$9,529,000
Forfeited	(134,748)	12.19
Balance as of December 31, 2022	2,535,807	$12.18
Granted	753,670	19.14
Issued	(823,785)	10.95	$16,232,000
Forfeited	(180,382)	13.82
Balance as of December 31, 2023	2,285,310	$14.78

The restricted stock units granted in 2023, 2022 and 2021 carry no voting rights and no dividend rights. Each grantee of shares of restricted common stock is deemed to be the record owner of those shares during the restriction period, with the right to vote and receive any dividends on those shares.
Grants of restricted stock units are valued at their estimated fair values as of their respective grant dates. The grants in 2023, 2022 and 2021 were subject only to vesting conditioned on continued employment or service as a nonemployee director; therefore, these grants were valued at the grant date fair market value using the closing price of our stock on the New York Stock Exchange.
Compensation expense under the restricted stock plans was $11 million, $9.6 million and $9.6 million for 2023, 2022 and 2021, respectively. As of December 31, 2023, we had $10 million of future expense to be recognized related to our restricted stock unit plans over a weighted-average remaining life of 1.7 years.
Post-Employment Benefit
Pursuant to a service agreement we entered into with a former Chairman of the Board of Directors, we are obligated to provide for medical coverage on an after-tax basis to him, his spouse and two adult children for their lives. Our total accrued liabilities, current and long-term, under this post-employment benefit were $1.8 million as of both December 31, 2023 and 2022.