Form 10-Q
period 2024-03-31
OCEANEERING INTERNATIONAL INC
filed 2024-04-26
CIK 73756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
☐ Yes   ☑ No
Number of shares of Common Stock outstanding as of April 19, 2024: 101,389,229

Oceaneering International, Inc.
Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	Mar 31, 2024	Dec 31, 2023
(in thousands, except share data)
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$354,697	$461,566
Accounts receivable, net	384,095	331,326
Contract assets, net	193,255	234,505
Inventory, net	216,914	209,798
Other current assets	88,531	68,464
Total Current Assets	1,237,492	1,305,659
Property and equipment, at cost	2,257,886	2,285,896
Less accumulated depreciation	1,835,797	1,861,603
Net property and equipment	422,089	424,293
Other Assets:
Goodwill	33,991	34,214
Other noncurrent assets	136,359	137,286
Right-of-use operating lease assets	398,946	337,554
Total other assets	569,296	509,054
Total Assets	$2,228,877	$2,239,006
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$152,607	$156,064
Accrued liabilities	400,621	411,781
Contract liabilities	150,150	164,631
Total current liabilities	703,378	732,476
Long-term debt	478,173	477,058
Long-term operating lease liabilities	325,890	293,482
Other long-term liabilities	92,293	101,907
Commitments and contingencies
Equity:
Common stock, par value $0.25 per share; 360,000,000 shares authorized; 110,834,088 shares issued	27,709	27,709
Additional paid-in capital	94,270	131,774
Treasury stock; 9,447,084 and 10,030,200 shares, at cost	(540,988)	(574,380)
Retained earnings	1,440,392	1,425,257
Accumulated other comprehensive loss	(398,303)	(382,340)
Oceaneering shareholders' equity	623,080	628,020
Noncontrolling interest	6,063	6,063
Total equity	629,143	634,083
Total Liabilities and Equity	$2,228,877	$2,239,006

The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
(in thousands, except per share data)	2024	2023
Revenue	$599,092	$536,987
Cost of services and products	506,708	459,422
Gross margin	92,384	77,565
Selling, general and administrative expense	55,691	50,815
Income (loss) from operations	36,693	26,750
Interest income	3,040	4,466
Interest expense	(9,204)	(9,283)
Equity in income (losses) of unconsolidated affiliates	169	639
Other income (expense), net	1,480	78
Income (loss) before income taxes	32,178	22,650
Provision (benefit) for income taxes	17,043	18,590
Net Income (Loss)	$15,135	$4,060

Weighted-average shares outstanding
Basic	101,025	100,441
Diluted	102,250	102,029
Earnings (loss) per share
Basic	$0.15	$0.04
Diluted	$0.15	$0.04

The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three Months Ended March 31,
(in thousands)	2024	2023
Net income (loss)	$15,135	$4,060
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	(15,963)	(1,946)
Change in unrealized gains for available-for-sale debt securities (1)	—	—
Total other comprehensive income (loss)	(15,963)	(1,946)
Comprehensive income (loss)	$(828)	$2,114

(1)	We had no available-for-sale debt securities for the three months ended March 31, 2024. There was no income tax expense or benefit associated with the three months ended March 31, 2023 due to an offsetting valuation allowance.

The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
(in thousands)	2024	2023
Cash Flows from Operating Activities:
Net income (loss)	$15,135	$4,060
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	27,058	27,821
Deferred income tax provision (benefit)	(1,497)	(501)
Net loss (gain) on sales of property and equipment	(11)	—
Noncash compensation	3,233	3,325
Noncash impact of lease accounting	957	(3,012)
Excluding the effects of acquisitions, increase (decrease) in cash from:
Accounts receivable and contract assets	(11,519)	(46,880)
Inventory	(7,116)	(13,235)
Other operating assets	(22,259)	(13,217)
Currency translation effect on working capital, excluding cash	(5,361)	(1,246)
Current liabilities	(58,994)	6,247
Other operating liabilities	(9,343)	(6,281)
Total adjustments to net income (loss)	(84,852)	(46,979)
Net Cash Provided by (Used in) Operating Activities	(69,717)	(42,919)
Cash Flows from Investing Activities:
Purchases of property and equipment	(25,518)	(18,308)
Distributions of capital from unconsolidated affiliates	1,413	1,272
Other investing activities	900	1,346
Net Cash Provided by (Used in) Investing Activities	(23,205)	(15,690)
Cash Flows from Financing Activities:
Employer tax withholding on settlement of shares	(7,344)	(4,936)
Other financing activities	(112)	—
Net Cash Provided by (Used in) Financing Activities	(7,456)	(4,936)
Effect of exchange rates on cash	(6,491)	(223)
Net Increase (Decrease) in Cash and Cash Equivalents	(106,869)	(63,768)
Cash and Cash Equivalents—Beginning of Period	461,566	568,745
Cash and Cash Equivalents—End of Period	$354,697	$504,977

The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Oceaneering Shareholders' Equity	Non-controlling Interest	Total Equity
(in thousands)
Balance, December 31, 2023	$27,709	$131,774	$(574,380)	$1,425,257	$(382,340)	$628,020	$6,063	$634,083
Net income (loss)	—	—	—	15,135	—	15,135	—	15,135
Other comprehensive income (loss)	—	—	—	—	(15,963)	(15,963)	—	(15,963)
Restricted stock unit activity	—	(37,504)	33,392	—	—	(4,112)	—	(4,112)
Balance, March 31, 2024	$27,709	$94,270	$(540,988)	$1,440,392	$(398,303)	$623,080	$6,063	$629,143

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Oceaneering Shareholders' Equity	Non-controlling Interest	Total Equity
(in thousands)
Balance, December 31, 2022	$27,709	$155,858	$(605,553)	$1,327,854	$(386,127)	$519,741	$6,063	$525,804
Net income (loss)	—	—	—	4,060	—	4,060	—	4,060
Other comprehensive income (loss)	—	—	—	—	(1,946)	(1,946)	—	(1,946)
Restricted stock unit activity	—	(26,963)	25,351	—	—	(1,612)	—	(1,612)
Restricted stock activity	—	(3,884)	3,884	—	—	—	—	—
Balance, March 31, 2023	$27,709	$125,011	$(576,318)	$1,331,914	$(388,073)	$520,243	$6,063	$526,306

The accompanying Notes are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation. Oceaneering International, Inc. (“Oceaneering,” “we” or “us”) has prepared these unaudited consolidated financial statements pursuant to instructions for quarterly reports on Form 10-Q, which we are required to file with the United States Securities and Exchange Commission (the “SEC”). These financial statements do not include all information and footnotes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). These financial statements reflect all adjustments that we believe are necessary to present fairly our financial position as of March 31, 2024 and our results of operations and cash flows for the periods presented. Except as otherwise disclosed herein, all such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in our annual report on Form 10-K for the year ended December 31, 2023. The results for interim periods are not necessarily indicative of annual results.

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

We consider macroeconomic conditions when assessing our credit risk exposure, including any impacts from the conflicts in Russia and Ukraine and in the Middle East, volatility in the financial services industry and the oil and natural gas markets, and the effects thereof on our customers and various counterparties. We have determined the impacts to our credit loss expense are de minimis for the three-month periods ended March 31, 2024 and 2023.

As of March 31, 2024, our allowance for credit losses was $2.2 million for accounts receivable and $0.8 million for other receivables. As of December 31, 2023, our allowance for credit losses was $2.2 million for accounts receivable and $0.6 million for other receivables. Our allowance for credit losses for the three months ended March 31, 2024 was relatively flat when compared to the same period in the prior year.

Financial assets are written off when deemed uncollectible and there is no reasonable expectation of recovering the contractual cash flows. During the three-month period ended March 31, 2024, we wrote off $0.1 million in financial assets and during the three-month period ended March 31, 2023, we did not write off any financial assets.

Accounts receivable are considered to be past-due after the end of the contractual terms agreed to with the customer. There were no material past-due amounts that we consider uncollectible for our financial assets as of March 31, 2024. We generally do not require collateral from our customers.

Inventory. Inventory is valued at the lower of cost or net realizable value. We determine cost using the weighted-average method. We periodically review the value of items in inventory and record write-downs or write-offs of inventory based on our assessment of market conditions. Write-downs and write-offs are charged to cost of services and products. We did not record any write-downs or write-offs of inventory in the three-month periods ended March 31, 2024 and 2023.

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

We capitalize interest on assets where the construction period is anticipated to be more than three months. We did not capitalize interest in the three-month periods ended March 31, 2024 and 2023. We do not allocate general administrative costs to capital projects.

Long-lived intangible assets, primarily acquired in connection with business combinations, include trade names, intellectual property and customer relationships and are being amortized over their respective estimated useful lives.

Our management periodically, and upon the occurrence of a triggering event, reviews the realizability of our property and equipment, long-lived intangible assets and right-of-use operating lease assets to determine whether any events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable. For long-lived assets to be held and used, we base our evaluation on impairment indicators such as the nature of the assets, the future economic benefits of the assets, any historical or future profitability measurements and other external market conditions or factors that may be present. If such impairment indicators are present or other factors exist that indicate that the carrying amount of an asset may not be recoverable, we determine whether an impairment has occurred using an undiscounted cash flows analysis of the asset at the lowest level for which identifiable cash flows exist. If an impairment has occurred, we recognize a loss for the difference between the carrying amount and the fair value of the asset. We did not identify indicators of impairment for property and equipment, long-lived intangible assets or right-of-use operating lease assets for the three-month periods ended March 31, 2024 and 2023.

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

In our annual evaluation of goodwill, we perform a qualitative or quantitative impairment test. Under the qualitative approach, if we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we are required to perform the quantitative analysis to determine the fair value for the reporting unit. We then compare the fair value of the reporting unit with its carrying amount and recognize an impairment loss for the amount by which the carrying amount exceeds the fair value of the reporting unit. The loss recognized should not exceed the total amount of goodwill allocated to the reporting unit. We also consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. We did not identify indicators of impairment for goodwill for the three-month periods ended March 31, 2024 and 2023.

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

We apply judgment in the determination and allocation of transaction price to performance obligations, and the subsequent recognition of revenue, based on the facts and circumstances of each contract. We routinely review estimates related to our contracts and, when required, reflect revisions to profitability in earnings immediately. If an element of variable consideration has the potential for a significant future reversal of revenue, we will constrain that variable consideration to a level intended to remove the potential future reversal. If a current estimate of total contract cost indicates an ultimate loss on a contract, we recognize the projected loss in full when we determine it. We did not have any material adjustments to transaction prices during the three months ended March 31, 2024 and 2023. There could be significant adjustments to overall contract costs in the future, due to changes in facts and circumstances.

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

Foreign Currency Translation. The functional currency for most of our foreign subsidiaries is the applicable local currency. Results of operations for foreign subsidiaries with functional currencies other than the U.S. dollar are translated into U.S. dollars using average exchange rates during the period. Assets and liabilities of these foreign subsidiaries are translated into U.S. dollars using the exchange rates in effect as of the balance sheet date, and the resulting translation adjustments are recognized, net of tax, in accumulated other comprehensive income (loss) as a component of shareholders' equity. All foreign currency transaction gains and losses are recognized currently in the Consolidated Statements of Operations. We recorded $2.2 million and $0.3 million of foreign currency transaction gains (losses) in the three-month periods ended March 31, 2024 and 2023, respectively, resulting from foreign currency fluctuations in multiple countries. Those amounts are included as a component of other income (expense), net in our Consolidated Statement of Operations.

2.    ACCOUNTING STANDARDS UPDATE

Recently Issued Accounting Standards. In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“Topic 280”), which requires enhanced disclosures about significant segment expenses. Under Topic 280, companies are required to disclose, on an annual and interim basis, any significant segment expense that is regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss. The title and position of the CODM must be disclosed plus an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Topic 280 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and must be applied retrospectively to all prior periods presented in the financial statements. We anticipate that Topic 280 will impact only our disclosures and therefore do not expect that Topic 280 will have a material impact on our consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“Topic 740”), which applies to all entities subject to income taxes. Topic 740 requires disaggregated information about a reporting entity’s effective tax rate reconciliation, including percentages and amounts, as well as information on income taxes paid, net of refunds disaggregated by federal, state, local and foreign and by jurisdiction if the amount is 5% or more of total income tax payments, net of refunds. Topic 740 is effective for annual periods beginning after December 15, 2024. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively. We anticipate that Topic 740 will impact only our disclosures and therefore, do not expect that Topic 740 will have a material impact on our consolidated financial statements.

3.    REVENUE

Revenue by Category

The following tables presents revenue disaggregated by business segment, geographical region, and timing of transfer of goods or services:

	Three Months Ended
(in thousands)	Mar 31, 2024	Mar 31, 2023
Business Segment:
Energy
Subsea Robotics	$186,932	$169,161
Manufactured Products	129,453	112,939
Offshore Projects Group	115,054	104,307
Integrity Management & Digital Solutions	69,690	60,083
Total Energy	501,129	446,490
Aerospace and Defense Technologies	97,963	90,497
Total	$599,092	$536,987

Geographic Operating Areas:
Foreign:
Africa	$87,239	$83,728
Norway	57,724	44,940
Brazil	57,052	40,615
United Kingdom	50,199	40,365
Asia and Australia	49,384	52,894
Other	34,887	25,173
Total Foreign	336,485	287,715
United States	262,607	249,272
Total	$599,092	$536,987

Timing of Transfer of Goods or Services:
Revenue recognized over time	$551,850	$495,484
Revenue recognized at a point in time	47,242	41,503
Total	$599,092	$536,987

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

The following table provides information about contract assets and contract liabilities from contracts with customers.

	Three months ended
(in thousands)	Mar 31, 2024	Mar 31, 2023
Total contract assets, beginning of period	$234,505	$184,847
Revenue accrued	528,958	499,501
Amounts billed	(570,208)	(473,933)
Total contract assets, end of period	$193,255	$210,415

Total contract liabilities, beginning of period	$164,631	$112,950
Deferrals of milestone payments	54,636	49,513
Recognition of revenue for goods and services	(69,117)	(39,766)
Total contract liabilities, end of period	$150,150	$122,697

Performance Obligations

As of March 31, 2024, the aggregate amount of the transaction price allocated to remaining performance obligations that were unsatisfied (or partially unsatisfied) was $492 million. In arriving at this value, we have used two expedients available to us and are not disclosing amounts in relation to performance obligations: (1) that are part of contracts with an original expected duration of one year or less; or (2) on contracts where we recognize revenue in line with the billing. Of this amount, we expect to recognize revenue of $303 million over the next 12 months, $183 million within the next 24 months, $5.2 million within the next 36 months, and we expect to recognize substantially all of the remaining balance of $1.0 million within the next 48 months.

In our Manufactured Products and ADTech segments, we have long-term contracts that extend beyond one year, and these make up the majority of the performance obligations balance reported as of March 31, 2024. We also have shorter-term product contracts with an expected original duration of one year or less that have been excluded.

Where appropriate, we have made estimates within the transaction price of elements of variable consideration within the contracts and constrained those amounts to a level where we consider it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. The amount of revenue recognized in the three months ended March 31, 2024 and 2023 that was associated with performance obligations completed or partially completed in prior periods was not significant.

As of March 31, 2024, there were no significant outstanding liability balances for refunds or returns due to the nature of our contracts and the services and products we provide. Our warranties are limited to assurance warranties that are of a standard length and are not considered to be material rights. The majority of our contracts consist of a single performance obligation. When there are multiple obligations, we look for observable evidence of stand-alone selling prices on which to base the allocation. This involves judgment as to the appropriateness of the observable evidence relating to the facts and circumstances of the contract. If we do not have observable evidence, we estimate stand-alone selling prices by taking a cost-plus-margin approach, using typical margins from the type of product or service, customer and regional geography involved.

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

Costs to fulfill a contract primarily consist of certain mobilization costs incurred to provide services or products to our customers. These costs are deferred and amortized over the period of contract performance. The closing balance of costs to fulfill a contract was $6.8 million and $7.8 million as of March 31, 2024 and December 31, 2023, respectively. For the three-month periods ended March 31, 2024 and 2023, we recorded amortization expense of $1.0 million and $1.2 million, respectively. No impairment costs were recognized.

4.    INCOME TAXES

Our tax provision is based on (1) our earnings for the period and other factors affecting the tax provision and (2) the operations of foreign branches and subsidiaries that are subject to local income and withholding taxes. Factors that affect our tax rate include our profitability levels in general and the geographical mix of our results. The effective tax rate for the three-month periods ended March 31, 2024 and 2023 was different than the U.S. federal statutory rate of 21%, primarily due to the geographical mix of revenue and earnings, changes in valuation allowances and uncertain tax positions, and other discrete items. We do not believe a comparison of the effective tax rate for the three-month periods ended March 31, 2024 and 2023 is meaningful. We continue to make an assertion to indefinitely reinvest the unrepatriated earnings of any foreign subsidiary that would incur material tax consequences upon the distribution of such earnings.

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

We have accrued a net total of $27 million in other long-term liabilities on our consolidated balance sheet for worldwide unrecognized tax liabilities as of March 31, 2024 and December 31, 2023. We account for any applicable interest and penalties related to uncertain tax positions as a component of our provision for income taxes in our consolidated financial statements. Changes in our management's judgment related to those liabilities would affect our effective income tax rate in the periods of change.

Our tax returns are subject to audit by taxing authorities in multiple jurisdictions. These audits often take years to complete and settle. The following table lists the earliest tax years open to examination by tax authorities where we have significant operations:

Jurisdiction	Periods
United States	2014
United Kingdom	2021
Norway	2019
Angola	2015
Brazil	2018
Australia	2019

We have ongoing tax audits and judicial tax appeals in various jurisdictions. The outcome of these audits and judicial tax appeals may have an impact on uncertain tax positions for income tax returns subsequently filed in those jurisdictions.

5.    SELECTED BALANCE SHEET INFORMATION
The following is information regarding selected balance sheet accounts:

(in thousands)	Mar 31, 2024	Dec 31, 2023
Inventory:
Manufactured Products	$105,712	$104,364
Subsea Robotics	92,620	87,356
Other inventory	18,582	18,078
Total	$216,914	$209,798

Accrued liabilities:
Payroll and related costs	$137,671	$154,507
Current operating lease liability	108,014	78,117
Accrued job costs	46,085	56,112
Income taxes payable	53,186	55,990
Accrued interest	4,917	12,667
Other	50,748	54,388
Total	$400,621	$411,781

6.    DEBT
Long-term debt consisted of the following:

(in thousands)	Mar 31, 2024	Dec 31, 2023
6.000% Senior Notes due 2028	$500,000	$500,000
Unamortized discount and debt issuance costs	(21,827)	(22,942)
Long-term debt	$478,173	$477,058

2028 Senior Notes. In February 2018, we completed the public offering of $300 million aggregate principal amount of 6.000% Senior Notes due 2028 (the “Existing 2028 Senior Notes”) and on October 2, 2023, we completed a private placement of $200 million aggregate principal amount of additional 2028 Senior Notes (the “New 2028 Senior Notes” and, together with the Existing 2028 Senior Notes, the “2028 Senior Notes”). The New 2028 Senior Notes constituted an additional issuance of the Existing 2028 Senior Notes and form a single series with such notes. We pay interest on the 2028 Senior Notes on February 1 and August 1 of each year. The 2028 Senior Notes are scheduled to mature on February 1, 2028. The indentures governing our 2028 Senior Notes generally limit our ability to incur secured debt for borrowed money (such as borrowings under our revolving credit facility) to 15% of our Consolidated Net Tangible Assets (as defined in such indentures), and contain various other covenants and events of default. We may redeem some or all of the 2028 Senior Notes at specified redemption prices. In the three months ended March 31, 2024 and 2023, we did not repurchase or redeem any of the 2028 Senior Notes.

Revolving Credit Agreement. On April 8, 2022, we entered into a new senior secured revolving credit agreement with a group of banks (as amended by an Agreement and Amendment No. 1 to Credit Agreement, dated September 20, 2023, the “Revolving Credit Agreement”). The commitments under the Revolving Credit Agreement are scheduled to mature on April 8, 2027, or alternatively, if our Liquidity (as defined in the Revolving Credit Agreement) is less than $175 million on August 16, 2024, then on such date (which is 91 days prior to the maturity date of the 4.650% Senior Notes due 2024 (“2024 Senior Notes”) that were no longer outstanding as of November 2, 2023). The Revolving Credit Agreement includes a $215 million revolving credit facility (the “Revolving Credit Facility”) with a $100 million sublimit for the issuance of letters of credit. Our obligations under the Revolving Credit Agreement are guaranteed by certain of our wholly owned subsidiaries and are secured by first priority liens on certain of our assets and those of the guarantors, including, among other things, intellectual property, inventory, accounts receivable, equipment and equity interests in subsidiaries. As of March 31, 2024, we had no borrowings outstanding under the Revolving Credit Facility and no letters of credit outstanding under the Revolving Credit Agreement.

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

We may borrow under the Revolving Credit Facility at either (1) a base rate, determined as the greatest of (A) the prime rate of Wells Fargo Bank, National Association, (B) the federal funds effective rate plus half of 1% and (C) Adjusted Term Secured Overnight Financing Rate (“SOFR”) (as defined in the Revolving Credit Agreement for a one-month tenor plus 1%, in each case plus the applicable margin, which varies from 1.25% to 2.25% depending on our Consolidated Net Leverage Ratio (as defined in the Revolving Credit Agreement), or (2) Adjusted Term SOFR plus the applicable margin, which varies from 2.25% to 3.25% depending on our Consolidated Net Leverage Ratio. We will also pay a facility fee based on the amount of the underlying commitment that is being utilized, which fee varies from 0.300% to 0.375%, depending on utilization of the Revolving Credit Facility less.

The Revolving Credit Agreement includes financial covenants that are tested on a quarterly basis, based on the rolling four-quarter period that ends on the last day of each fiscal quarter. The maximum permitted Consolidated Net Leverage Ratio was initially 4.00 to 1.00 and subsequently decreased to 3.25 to 1.00. As of March 31, 2024 and December 31, 2023, the maximum permitted Consolidated Net Leverage Ratio was 3.25 to 1.00 and will not change during the remaining term of the Revolving Credit Facility. The minimum Consolidated Interest Coverage Ratio (as defined in the Revolving Credit Agreement) is 3.00 to 1.00 throughout the term of the Revolving Credit Facility. Availability under the Revolving Credit Facility may be limited by these financial covenants and the requirement that any borrowing under the Revolving Credit Facility not require the granting of any liens to secure any senior notes issued by us. The indentures governing the 2028 Senior Notes generally limit our ability to incur secured debt for borrowed money (such as borrowings under the Revolving Credit Facility) to 15% of our Consolidated Net Tangible Assets (as defined in such indentures). As of March 31, 2024, the full $215 million was available to borrow under the Revolving Credit Facility. In addition, the Revolving Credit Agreement contains various covenants that we believe are customary for agreements of this nature, including, but not limited to, restrictions on our ability and the ability of each of our subsidiaries to incur debt, grant liens, make certain investments, make distributions, merge or consolidate, sell assets and enter into certain restrictive agreements. As of March 31, 2024, we were in compliance with all of the covenants set forth in the Revolving Credit Agreement.

Debt Issuance Costs, Discounts and Interest. We incurred $7.1 million of issuance costs related to the 2028 Senior Notes and $4.0 million of loan costs related to the Revolving Credit Agreement. These costs, net of accumulated amortization, are included as a reduction of long-term debt in our Consolidated Balance Sheets, as they pertain to the 2028 Senior Notes, and in other noncurrent assets, as they pertain to the Revolving Credit Agreement. We are amortizing these costs to interest expense through the respective maturity dates for the 2028 Senior Notes and the Revolving Credit Agreement using the straight-line method, which approximates the effective interest rate method. In the three-month periods ended March 31, 2024 and 2023, we amortized $0.5 million and $0.3 million, respectively, to interest expense.

We recorded a discount of $20 million related to the 2028 Senior Notes issued in October 2023. This cost, net of accumulated amortization, is included as a reduction of long-term debt in our Consolidated Balance Sheets and is being amortized to interest expense through the maturity date of the 2028 Senior Notes using the straight-line method, which approximates the effective interest rate method. In the three month period ended March 31, 2024, we amortized $1.0 million to interest expense.

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

We estimated the aggregate fair market value of the 2028 Senior Notes to be $491 million as of March 31, 2024, based on quoted prices. Since the market for the 2028 Senior Notes is not an active market, the fair value of the 2028 Senior Notes is classified within Level 2 in the fair value hierarchy under U.S. GAAP (inputs other than quoted prices in active markets for similar assets and liabilities that are observable or can be corroborated by observable market data for substantially the full terms for the assets or liabilities).

In the three-month period ended June 30, 2021, we were notified by a customer in our Manufactured Products segment that it was suspending a contract that was substantially complete. Specific to this contract, we billed and received $6.0 million of accounts receivable in the first quarter of 2024. As of March 31, 2024, we had outstanding contract assets of approximately $1.3 million for the contract and contract liabilities of $6.3 million prepaid for storage of components. As of December 31, 2023, we had outstanding contract assets of approximately $1.3 million for the contract and contract liabilities of $3.4 million prepaid for storage of components. We are in discussions with the customer concerning the timing of remaining payments. We continue to believe that we will realize these contract assets at their book values, although we can provide no assurance as to the timing of receipt of the remaining payments.

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

Share-Based Compensation. Annually, our Compensation Committee grants restricted units of our common stock to certain of our key executives and employees and restricted common stock to our nonemployee directors. The restricted stock units granted to our key executives and key employees generally vest in full on the third anniversary of the award date, conditional on continued employment through such vesting date. The remainder of the grants made to employees can vest pro rata over three years, provided the individual meets certain age and years-of-service requirements. For the grants of restricted stock units to each of the participant employees, the participant will be issued one share of our common stock for each of the participant's vested restricted stock units at the earlier of three years or, if the participant vested earlier after meeting the age and service requirements, following termination of employment or service. The grants of restricted stock to our nonemployee directors generally vest in full on the first anniversary of the award date, conditional upon continued service as a director, except for the 2023 grant to one director who retired from our board of directors as of the date of our annual meeting of shareholders in May 2023, which vested on that date. Each grantee of shares of restricted stock is deemed to be the record owner of those shares during the restriction period, with the right to vote and receive any dividends on those shares. The restricted stock units outstanding have no voting or dividend rights.

For each of the restricted stock units granted in 2022 through March 31, 2024, at the earlier of three years after grant or at termination of employment or service, the grantee will be issued one share of our common stock for each unit vested. As of March 31, 2024 and December 31, 2023, respective totals of 2,002,168 and 2,285,310 shares of restricted stock and restricted stock units were outstanding.

We estimate that share-based compensation cost not yet recognized related to shares of restricted stock or restricted stock units, based on their grant-date fair values, was $21 million as of March 31, 2024. This expense is being recognized on a graded-vesting basis over three years for awards attributable to individuals meeting certain age and years-of-service requirements, and on a straight-line basis over the applicable vesting period of one or three years for the other awards.

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

There are no differences in the basis of segmentation or in the basis of measurement of segment profit or loss from those used in our consolidated financial statements for the year ended December 31, 2023.

The table that follows presents revenue, income (loss) from operations and depreciation and amortization expense, by business segment:

	Three Months Ended
(in thousands)	Mar 31, 2024	Mar 31, 2023
Revenue
Energy
Subsea Robotics	$186,932	$169,161
Manufactured Products	129,453	112,939
Offshore Projects Group	115,054	104,307
Integrity Management & Digital Solutions	69,690	60,083
Total Energy	501,129	446,490
Aerospace and Defense Technologies	97,963	90,497
Total	$599,092	$536,987
Income (Loss) from Operations
Energy
Subsea Robotics	$44,237	$33,654
Manufactured Products	13,190	11,280
Offshore Projects Group	844	5,514
Integrity Management & Digital Solutions	3,615	3,082
Total Energy	61,886	53,530
Aerospace and Defense Technologies	12,808	8,496
Unallocated Expenses	(38,001)	(35,276)
Total	$36,693	$26,750
Depreciation and Amortization
Energy
Subsea Robotics	$12,810	$14,940
Manufactured Products	3,175	3,044
Offshore Projects Group	6,435	7,128
Integrity Management & Digital Solutions	1,259	858
Total Energy	23,679	25,970
Aerospace and Defense Technologies	603	653
Unallocated Expenses	2,776	1,198
Total	$27,058	$27,821

We determine Income (Loss) from Operations for each business segment before interest income or expense, other income (expense) and provision for income taxes. We do not consider an allocation of these items to be practical.

Depreciation and Amortization

Depreciation expense on property and equipment, reflected in Depreciation and Amortization, was $23 million and $26 million in the three-month periods ended March 31, 2024 and 2023, respectively.

Amortization expense on long-lived intangible assets, debt issuance costs and debt discount reflected in Depreciation and Amortization, was $3.7 million and $1.7 million in the three-month periods ended March 31, 2024 and 2023, respectively.

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
•our tax payments and projected capital expenditures for 2024;
•the adequacy of our liquidity, cash flows and capital resources to support our operations and internally generated growth initiatives;
•transactions we may engage in to manage our outstanding debt prior to maturity;
•shares that may be repurchased under our share repurchase plan;
•seasonality; and
•industry conditions.

These forward-looking statements are subject to various risks, uncertainties and assumptions, including those we have referred to under the headings “Cautionary Statement Concerning Forward-Looking Statements” and “Risk Factors” in Part I of our annual report on Form 10-K for the year ended December 31, 2023. Although we believe that the expectations reflected in such forward-looking statements are reasonable, because of the inherent limitations in the forecasting process, as well as the relatively volatile nature of the industries in which we operate, we can give no assurance that those expectations will prove to have been correct. Accordingly, evaluation of our future prospects must be made with caution when relying on forward-looking information.

The following discussion should be read in conjunction with “Management's Discussion and Analysis of Financial Condition and Results of Operations” included in our annual report on Form 10-K for the year ended December 31, 2023.

Overview of our Results

Our diluted earnings (loss) per share for the three-month period ended March 31, 2024 were $0.15, as compared to $0.43 in the immediately preceding quarter and $0.04 for the corresponding period of the prior year. Our operating results for the three months ended March 31, 2024, reflected better-than-expected activity levels across our businesses. Consolidated first quarter 2024 revenue and operating results were lower as compared to the fourth quarter of 2023, primarily due to lower seasonal activity in our Subsea Robotics and Offshore Projects Group (“OPG”) segments along with drydock expenses incurred during the first quarter of 2024 in our OPG segment. Our fourth quarter 2023 diluted earnings (loss) per share also benefited from the partial release of valuation allowances for the deferred tax assets that we believe are more likely than not to be realized. Consolidated first quarter 2024 operating results improved by 37% on a 12% increase in revenue as compared to the first quarter of 2023, with higher revenue in all of our business segments and improved operating income in each segment except for our OPG segment.

Consistent with recent years, our cash balance declined during the first quarter of 2024. We utilized $70 million of cash in operating activities along with $13 million of cash for maintenance capital expenditures and $13 million for growth capital expenditures in the first quarter of 2024. These items were the largest contributors to our $107 million cash reduction during the first quarter of 2024.

Change in Periods Presented

Previously, we have presented our results of operations for the most recent quarter on a sequential comparative basis in our Management’s Discussion and Analysis of Financial Condition and Results of Operations. However, given the seasonal nature of our business, we believe that a comparison to the corresponding quarter for the preceding fiscal year is more appropriate and, as such, we believe it provides a more useful comparison for our shareholders. Accordingly, we have changed the form of presentation herein to compare the results of operations for the most recent quarter to the corresponding quarter for the preceding fiscal year. In accordance with the requirements of Form 10-Q, for this quarter we have provided both comparisons below.

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

Consolidated revenue and profitability information are as follows:

	Three Months Ended
(dollars in thousands)	Mar 31, 2024	Mar 31, 2023	Dec 31, 2023
Revenue	$599,092	$536,987	$654,629
Gross Margin	92,384	77,565	105,629
Gross Margin %	15%	14%	16%
Operating Income (Loss)	36,693	26,750	47,450
Operating Income (Loss) %	6%	5%	7%

We generate a material amount of our consolidated revenue from contracts for services in the United States (“U.S.”) Gulf of Mexico in our OPG segment, which is usually more active in the second and third quarters, as compared to the rest of the year. Revenue in our Subsea Robotics segment is subject to seasonal variations in demand, with our first quarter generally being the low quarter of the year. The level of our Subsea Robotics seasonality depends on the number of remotely operated vehicles (“ROV”s) we have engaged in vessel-based subsea infrastructure inspection, maintenance, repair and installation, which is more seasonal than drilling support. Revenue in each of our Manufactured Products, IMDS and ADTech segments generally has not been seasonal.

Energy

The primary focus of our Energy business is toward maintaining the positive momentum from our operational efficiency programs that leverage our asset base and capabilities for providing services and products for offshore energy operations and subsea completions. These efforts continue to benefit us during the current upstream spending cycle that is consistent with the ongoing increase in global demand for energy. We also are focused on deploying our capabilities to grow business in mobile robotics, offshore wind installations, nuclear, and other clean energy solutions.

The table that follows sets out revenue and profitability for the business segments within our Energy business. In the Subsea Robotics section of the table that follows, “ROV days available” includes all days from the first day that a ROV is placed into service until the ROV is retired. All days in this period are considered available days, including periods when a ROV is undergoing maintenance or repairs. Our ROVs do not have scheduled maintenance or repair that requires significant time during which the ROVs are not available for utilization.

	Three Months Ended
(dollars in thousands)	Mar 31, 2024	Mar 31, 2023	Dec 31, 2023
Subsea Robotics
Revenue	$186,932	$169,161	$199,505
Gross Margin	56,776	44,631	64,085
Operating Income (Loss)	44,237	33,654	50,594
Operating Income (Loss) %	24%	20%	25%
ROV Days Available	22,750	22,500	23,000
ROV Days Utilized	14,536	14,228	15,682
ROV Utilization	64%	63%	68%

Manufactured Products
Revenue	129,453	112,939	132,994
Gross Margin	22,461	19,754	13,923
Operating Income (Loss)	13,190	11,280	5,435
Operating Income (Loss) %	10%	10%	4%
Backlog at End of Period	597,000	446,000	622,000

Offshore Projects Group
Revenue	115,054	104,307	161,239
Gross Margin	8,968	13,024	26,269
Operating Income (Loss)	844	5,514	15,155
Operating Income (Loss) %	1%	5%	9%

Integrity Management & Digital Solutions
Revenue	69,690	60,083	65,977
Gross Margin	9,896	8,849	9,914
Operating Income (Loss)	3,615	3,082	3,205
Operating Income (Loss) %	5%	5%	5%

Total Energy
Revenue	$501,129	$446,490	$559,715
Gross Margin	98,101	86,258	114,191
Operating Income (Loss)	61,886	53,530	74,389
Operating Income (Loss) %	12%	12%	13%

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

	Three Months Ended
	Mar 31, 2024	Mar 31, 2023	Dec 31, 2023
ROV	78%	77%	76%

Other	22%	23%	24%

During the first quarter of 2024, Subsea Robotics operating income and revenue decreased as compared to the immediately preceding quarter, primarily due to seasonal factors impacting our survey business and decreased ROV days on hire more than offsetting the improvements achieved in our average ROV revenue per day on hire.

During the first quarter of 2024, Subsea Robotics operating income increased on higher revenue as compared to the corresponding period of the prior year, primarily as a result of higher average revenue per day in 2024 along with an increase in days on hire and slight improvement in fleet utilization.

Fleet utilization was 64% in the three-month period ended March 31, 2024 as compared to 68% and 63% for the three-month periods ended December 31, 2023 and March 31, 2023, respectively. For the three-month period ended March 31, 2024, decreased available working days and lower seasonal activity resulted in a decrease in ROV days on hire when compared to the immediately preceding quarter, while increased available working days resulted in an increase in ROV days on hire when compared to the corresponding period in the prior year. Our ROV fleet use during the first quarter of 2024 was 66% in drill support and 34% in vessel-based activity, as compared to 63% in drill support and 37% in vessel-based activity in the fourth quarter of 2023 and 65% in drill support and 35% in vessel-based activity in the first quarter of 2023. For each of the periods presented, we had a fleet of 250 work-class ROVs.

Manufactured Products. Our Manufactured Products segment provides distribution systems such as production control umbilicals and connection systems made up of specialty subsea hardware, along with clamp connectors and subsea and topside control valves. We also provide turnkey solutions that include program management, engineering design, fabrication/assembly and installation of autonomous mobile robotic technology to industrial, manufacturing, healthcare, warehousing and commercial theme park markets.

Our Manufactured Products operating results in the first quarter of 2024 improved on lower revenue as compared to the immediately preceding quarter, primarily due to timing of the project mix and strong order intake in 2022 and 2023 leading to increased activity in 2024.

Our Manufactured Products operating results in the first quarter of 2024 improved on higher revenue as compared to the corresponding period in the prior year primarily due to strong order intake in 2022 and 2023 leading to increased activity in 2024.

Our Manufactured Products backlog was $597 million as of March 31, 2024 compared to $622 million and $446 million as of December 31, 2023 and March 31, 2023, respectively. Our book-to-bill ratio was 1.30 for the trailing 12 months ended March 31, 2024, as compared to 1.31 for the year ended December 31, 2023 and 1.27 for the trailing 12 months ended March 31, 2023.

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

Our OPG operating results declined significantly in the first quarter of 2024 as compared to the immediately preceding quarter, on decreased revenue primarily due to drydock expenses incurred during the first quarter of 2024 and lower seasonal activity.

Our OPG operating results declined in the first quarter of 2024 as compared to the corresponding period of the prior year, despite higher revenue resulting from increased activity levels in the U.S. and Africa. In the first quarter 2024, operating results decreased as compared to the corresponding period of the prior year primarily due to drydock expenses incurred during the first quarter of 2024 along with changes in the project mix.

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

Our IMDS operating results for the first quarter of 2024 were slightly improved on increased revenue, as compared to the immediately preceding quarter, primarily due to higher demand in our integrity management business.

Our IMDS operating results for the first quarter of 2024 were higher on increased revenue, as compared to the corresponding period of the prior year. In the first quarter of 2024, our integrity management business had increased revenue and operating results while our maritime and energy businesses were relatively flat when compared to the first quarter of 2023.

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

Revenue, gross margin and operating income (loss) information for our ADTech segment are as follows:

	Three Months Ended
(dollars in thousands)	Mar 31, 2024	Mar 31, 2023	Dec 31, 2023
Revenue	$97,963	$90,497	$94,914
Gross Margin	18,803	15,100	17,350
Operating Income (Loss)	12,808	8,496	11,010
Operating Income (Loss) %	13%	9%	12%

Our ADTech segment operating results and revenue for the first quarter of 2024 improved as compared to the immediately preceding quarter, primarily due to increased activity and margins in our defense subsea technologies business.

Our ADTech segment operating results and revenue for the first quarter of 2024 improved as compared to the corresponding period of the prior year primarily due to increased activity and margins in our defense subsea technologies business.

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

The following table sets forth our Unallocated Expenses for the periods indicated:

	Three Months Ended
(dollars in thousands)	Mar 31, 2024	Mar 31, 2023	Dec 31, 2023
Gross margin expenses	$(24,520)	$(23,793)	(25,912)
% of revenue	4%	4%	4%
Operating expenses	(38,001)	(35,276)	(37,949)
Operating expenses % of revenue	6%	7%	6%

Our unallocated operating expenses for the first quarter of 2024 were relatively flat as compared to the immediately preceding quarter.

Our unallocated operating expenses for the first quarter of 2024 were higher as compared to the corresponding period of the prior year primarily due to higher information technology costs.

Other

The following table sets forth our significant financial statement items below the income (loss) from operations line:

	Three Months Ended
(in thousands)	Mar 31, 2024	Mar 31, 2023	Dec 31, 2023
Interest income	$3,040	$4,466	$3,081
Interest expense	(9,204)	(9,283)	(7,921)
Equity in income (losses) of unconsolidated affiliates	169	639	445
Other income (expense), net	1,480	78	3,564
Provision (benefit) for income taxes	17,043	18,590	2,090

Interest income for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 decreased primarily due to lower cash balances.

In addition to interest on borrowings, interest expense includes amortization of loan costs and interest rate swap settlements, fees for lender commitments under our senior secured revolving credit agreement and fees for standby letters of credit and bank guarantees that banks issue on our behalf for performance bonds, bid bonds and self-insurance requirements. Interest expense for the three months ended March 31, 2024 as compared to the immediately preceding quarter was higher primarily due to the $2.7 million write-off of the interest rate swap settlement gains associated with the retirement of our 4.650% Senior Notes due 2024 in the fourth quarter of 2023.

Foreign currency transaction gains and losses are the principal component of other income (expense), net. In the three-month periods ended March 31, 2024 and 2023, we incurred foreign currency transaction gains (losses) of $2.2 million and $0.3 million, respectively, primarily resulting from foreign currency fluctuations in multiple countries. We could incur further foreign currency exchange gains (losses) in countries where we operate due to foreign currency exchange fluctuations.

Our tax provision is based on (1) our earnings for the period and other factors affecting the tax provision and (2) the operations of foreign branches and subsidiaries that are subject to local income and withholding taxes. Factors that affect our tax rate include our profitability levels in general and the geographical mix of our results. The effective tax rate for the three-month periods ended March 31, 2024 and 2023 was different than the U.S. federal statutory rate of 21%, primarily due to the geographical mix of revenue and earnings, changes in valuation allowances and uncertain tax positions, and other discrete items. We do not believe a comparison of the effective tax rate for the three-month periods ended March 31, 2024 and 2023 is meaningful. We continue to make an assertion to indefinitely reinvest the unrepatriated earnings of any foreign subsidiary that would incur material tax consequences upon the distribution of such earnings.

During the twelve-month period ended December 31, 2023, we received refunds of $23 million under the U.S. Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), including interest of $1.7 million which was recorded as a tax benefit.

Our income tax payments for the full year of 2024 are estimated to be in the range of $80 million to $90 million, which includes taxes incurred in countries that impose tax on the basis of in-country revenue, without regard to the profitability of such operations.
Liquidity and Capital Resources

We consider our liquidity and capital resources adequate to support our operations, capital commitments and strategic growth initiatives. Our ability to generate substantial cash flow over the last several years has allowed us to reduce our long-term debt while maintaining a strong liquidity position. As of March 31, 2024, we had working capital of $534 million, including cash and cash equivalents of $355 million. Additionally, as of March 31, 2024, we had $215 million of unused commitments through our senior secured revolving credit agreement that we entered into in April 2022 (as amended by an Agreement and Amendment No. 1 to Credit Agreement, dated September 20, 2023, the “Revolving Credit Agreement”). Availability under the $215 million revolving credit facility (“Revolving Credit Facility”) may be limited by certain financial covenants and the requirement that any borrowing under the Revolving Credit Facility not require the granting of any liens to secure any senior notes issued by us. The indentures governing the 2028 Senior Notes generally limit our ability to incur secured debt for borrowed money (such as borrowings under the Revolving Credit Facility) to 15% of our Consolidated Net Tangible Assets (as defined in such indentures).

Our nearest maturity of indebtedness is $500 million of our 2028 Senior Notes. From time to time, we may engage in certain transactions in order to manage our outstanding debt prior to maturity, including by engaging in repurchases via open-market or privately negotiated transactions, redemptions, exchanges, tender offers or otherwise. We can provide no assurances as to the timing of any such repurchases or whether we will complete any such repurchases at all. We do not intend to disclose further information regarding any such repurchase transactions, except to the extent required in our subsequent periodic filings on Forms 10-K or 10-Q, or unless otherwise required by applicable law.

Cash flows for the three months ended March 31, 2024 and 2023 are summarized as follows:

	Three Months Ended
(in thousands)	Mar 31, 2024	Mar 31, 2023
Changes in Cash:
Net Cash Used in Operating Activities	$(69,717)	$(42,919)
Net Cash Used in Investing Activities	(23,205)	(15,690)
Net Cash Used in Financing Activities	(7,456)	(4,936)
Effect of exchange rates on cash	(6,491)	(223)
Net Increase (Decrease) in Cash and Cash Equivalents	$(106,869)	$(63,768)

Operating activities

Our primary sources and uses of cash flows from operating activities for the three months ended March 31, 2024 and 2023 are as follows:

	Three Months Ended
(in thousands)	Mar 31, 2024	Mar 31, 2023
Cash Flows from Operating Activities:
Net income (loss)	$15,135	$4,060
Non-cash items, net	29,740	27,633
Accounts receivable and contract assets	(11,519)	(46,880)
Inventory	(7,116)	(13,235)
Current liabilities	(58,994)	6,247
Other changes	(36,963)	(20,744)
Net Cash Provided by (Used in) Operating Activities	$(69,717)	$(42,919)

The decrease in cash related to accounts receivable and contract assets in the three months ended March 31, 2024 reflects the timing of project milestones and customer payments. The decrease in cash related to inventory in the three months ended March 31, 2024 was primarily due to higher activity and related increases in our Subsea Robotics and Manufactured Products inventory. The decrease in cash related to current liabilities in the three months ended March 31, 2024 reflects the timing of vendor payments and payout of incentive compensation accruals.

Investing activities

Our capital expenditures of $26 million were higher during the first three months of 2024, as compared to $18 million in the first three months of 2023, primarily due to increased capital expenditures in 2024 in our Subsea Robotics segment for ROV upgrades and replacements and in our Manufactured Products segment related to our autonomous mobile robotic technology business.

In 2024, we expect our organic capital expenditures to total between $110 million to $130 million, exclusive of business acquisitions, which we expect to fund using our available cash.

We have several deepwater vessels under a mix of short-term charters where we can see firm workload and spot charters as market opportunities arise. During the second quarter of 2023, we entered into three new long-term charters for deepwater vessels, two of which began in the third and fourth quarters of 2023 and the other that began in the first quarter of 2024. Additionally, we have three long-term charters that began in 2022. With the current market conditions, we may add additional chartered vessels throughout the year to align with our strategy that balances vessel cost, availability and capability to capture work. We expect to do this through the continued utilization of a mix of short-term, spot and long-term charters.

Financing activities

In the three months ended March 31, 2024 and 2023, we used $7.5 million and $4.9 million, respectively, of cash in financing activities primarily due to payment of tax withholding related to vesting of stock awards.

As of March 31, 2024, we had long-term debt in the principal amount of $500 million outstanding consisting of our 2028 Senior Notes. We pay interest on the 2028 Senior Notes on February 1 and August 1 of each year, and the 2028 Senior Notes are scheduled to mature on February 1, 2028. In the three months ended March 31, 2024 and 2023, we did not repurchase or redeem any of the 2028 Senior Notes. For more on the 2028 Senior Notes, see Note 6—”Debt” in the Notes to Consolidated Financial Statements included in this quarterly report.

As of March 31, 2024, we had $215 million of unused commitments under our Revolving Credit Facility. As of March 31, 2024, we were in compliance with all of the financial covenants set for in the Revolving Credit Agreement. For more on our Revolving Credit Facility (including the financial covenants thereunder), see Note 6—”Debt” in the Notes to Consolidated Financial Statements included in this quarterly report.

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

Off-Balance Sheet Arrangements

We have not guaranteed any debt not reflected on our Consolidated Balance Sheets as of March 31, 2024, and we do not have any off-balance sheet arrangements, as defined by Securities and Exchange Commission's rules.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States. These principles require us to make various estimates, judgments and assumptions that affect the reported amounts in our financial statements and accompanying notes. We disclose our significant accounting policies in Notes to Consolidated Financial Statements—Note 1—“Summary of Significant Accounting Policies” in this quarterly report and in our annual report on Form 10-K for the year ended December 31, 2023, in Part II. Item 7. “Financial Statements and Supplementary Data—Note 1—Summary of Significant Accounting Policies.”

For information about our critical accounting policies and estimates, see Part II. Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our annual report on Form 10-K for the year ended December 31, 2023. As of March 31, 2024, there have been no material changes to the judgments, assumptions and estimates upon which our critical accounting policies and estimates are based.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain market risks arising from transactions we enter into in the normal course of business. These risks relate to interest rate changes and fluctuations in foreign exchange rates. As of March 31, 2024, we do not believe these risks are material. However, with the expansion of our international operations, we could be exposed to additional market risks from fluctuations in foreign currency exchange rates in the future. We have not entered into any market-risk-sensitive instruments for speculative or trading purposes. When we have a significant amount of borrowings, we typically manage our exposure to interest rate changes using a combination of fixed- and floating-rate debt. See Note 6—“Debt” in the Notes to Consolidated Financial Statements included in this quarterly report for a description of our revolving credit agreement and interest rates on our borrowings. We believe significant interest rate changes would not have a material near-term impact on our future earnings or cash flows.

Because we operate in various regions in the world, we conduct a portion of our business in currencies other than the U.S. dollar. The functional currency for most of our international operations is the applicable local currency. A stronger U.S. dollar against the United Kingdom pound sterling, the Norwegian kroner and the Brazilian real could result in lower operating income. We manage our exposure to changes in foreign exchange rates by primarily denominating our contracts and providing for collections from our customers in U.S. dollars or freely convertible currency and endeavoring to match our contract costs with the denominated contractual currency. We use the exchange rates in effect as of the balance sheet date to translate assets and liabilities when the functional currency is the local currency, resulting in translation adjustments that we reflect as accumulated other comprehensive income or loss in the equity section of our Consolidated Balance Sheets. We recorded net adjustments to our equity accounts of $(16.0) million and $(1.9) million in the three-month periods ended March 31, 2024 and 2023, respectively. Negative adjustments reflect the net impact of the strengthening of the U.S. dollar against various foreign currencies for locations where the functional currency is not the U.S. dollar. Conversely, positive adjustments reflect the effect of a weakening U.S. dollar.

Foreign currency gains (losses) were $2.2 million and $0.3 million in the three-month periods ended March 31, 2024 and 2023, respectively. We recorded foreign currency transaction gains (losses) as a component of other income (expense), net in our Consolidated Statements of Operations in those respective periods.

Item 4.        Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2024 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There has been no change in our internal control over financial reporting that occurred during the three months ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.Legal Proceedings

For information regarding legal proceedings, see the discussion under the caption “Litigation” in Note 7—“Commitments and Contingencies” in the Notes to Consolidated Financial Statements included in this report, which discussion we incorporate by reference into this Item.

Item 6.         Exhibits

Index to Exhibits
			Registration or File Number	Form of Report	Report Date	Exhibit Number
*	3.01	Restated Certificate of Incorporation	1-10945	10-K	Dec. 2000	3.01
*	3.02	Certificate of Amendment to Restated Certificate of Incorporation	1-10945	8-K	May 2008	3.1
*	3.03	Certificate of Amendment to Restated Certificate of Incorporation	1-10945	8-K	May 2014	3.1
*	3.04	Amended and Restated Bylaws	1-10945	8-K	Nov. 2022	3.01
	10.01†	2024 Annual Cash Bonus Award Program Summary
	31.01	Rule 13a – 14(a)/15d – 14(a) certification of principal executive officer
	31.02	Rule 13a – 14(a)/15d – 14(a) certification of principal financial officer
	32.01	Section 1350 certification of principal executive officer
	32.02	Section 1350 certification of principal financial officer
	101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
	101.SCH	XBRL Taxonomy Extension Schema Document
	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
	101.LAB	XBRL Taxonomy Extension Label Linkbase Document
	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
	104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
	*	Exhibit previously filed with the Securities and Exchange Commission, as indicated, and incorporated herein by reference.
	†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

April 26, 2024	/S/ RODERICK A. LARSON
Date	Roderick A. Larson
President and Chief Executive Officer
(Principal Executive Officer)

April 26, 2024	/S/ ALAN R. CURTIS
Date	Alan R. Curtis
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

April 26, 2024	/S/ CATHERINE E. DUNN
Date	Catherine E. Dunn
Vice President and Chief Accounting Officer
(Principal Accounting Officer)