Form 10-Q
period 2024-06-30
OCEANEERING INTERNATIONAL INC
filed 2024-07-26
CIK 73756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 30, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
☐ Yes   ☑ No
Number of shares of Common Stock outstanding as of July 19, 2024: 101,481,447

Oceaneering International, Inc.
Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	Jun 30, 2024	Dec 31, 2023
(in thousands, except share data)
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$382,873	$461,566
Accounts receivable, net	405,072	331,326
Contract assets, net	224,475	234,505
Inventory, net	231,305	209,798
Other current assets	93,405	68,464
Total Current Assets	1,337,130	1,305,659
Property and equipment, at cost	2,268,671	2,285,896
Less accumulated depreciation	1,852,181	1,861,603
Net property and equipment	416,490	424,293
Other Assets:
Goodwill	34,033	34,214
Other noncurrent assets	138,498	137,286
Right-of-use operating lease assets	378,715	337,554
Total other assets	551,246	509,054
Total Assets	$2,304,866	$2,239,006
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$172,672	$156,064
Accrued liabilities	423,216	411,781
Contract liabilities	181,057	164,631
Total current liabilities	776,945	732,476
Long-term debt	479,378	477,058
Long-term operating lease liabilities	295,294	293,482
Other long-term liabilities	96,154	101,907
Commitments and contingencies
Equity:
Common stock, par value $0.25 per share; 360,000,000 shares authorized; 110,834,088 shares issued	27,709	27,709
Additional paid-in capital	92,341	131,774
Treasury stock; 9,352,641 and 10,030,200 shares, at cost	(535,579)	(574,380)
Retained earnings	1,475,389	1,425,257
Accumulated other comprehensive loss	(408,828)	(382,340)
Oceaneering shareholders' equity	651,032	628,020
Noncontrolling interest	6,063	6,063
Total equity	657,095	634,083
Total Liabilities and Equity	$2,304,866	$2,239,006
The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2024	2023	2024	2023
Revenue	$668,808	$597,910	$1,267,900	$1,134,897
Cost of services and products	548,597	496,830	1,055,305	956,252
Gross margin	120,211	101,080	212,595	178,645
Selling, general and administrative expense	59,847	51,881	115,538	102,696
Income (loss) from operations	60,364	49,199	97,057	75,949
Interest income	2,402	4,154	5,442	8,620
Interest expense	(9,516)	(9,517)	(18,720)	(18,800)
Equity in income (losses) of unconsolidated affiliates	295	479	464	1,118
Other income (expense), net	1,759	(5,846)	3,239	(5,768)
Income (loss) before income taxes	55,304	38,469	87,482	61,119
Provision (benefit) for income taxes	20,307	19,467	37,350	38,057
Net Income (Loss)	$34,997	$19,002	$50,132	$23,062

Weighted-average shares outstanding
Basic	101,441	100,776	101,233	100,610
Diluted	102,472	102,004	102,361	102,017
Earnings (loss) per share
Basic	$0.34	$0.19	$0.50	$0.23
Diluted	$0.34	$0.19	$0.49	$0.23

The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Net income (loss)	$34,997	$19,002	$50,132	$23,062
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	(10,525)	3,123	(26,488)	1,177
Change in unrealized gains for available-for-sale debt securities (1)	—	(35)	—	(35)
Total other comprehensive income (loss)	(10,525)	3,088	(26,488)	1,142
Comprehensive income (loss)	$24,472	$22,090	$23,644	$24,204

(1)	We have no available-for-sale debt securities for the three- and six-month periods ended June 30, 2024. There was no income tax expense or benefit associated with the three- and six month periods ended June 30, 2023 due to an offsetting valuation allowance.
The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
(in thousands)	2024	2023
Cash Flows from Operating Activities:
Net income (loss)	$50,132	$23,062
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	53,038	53,867
Deferred income tax provision (benefit)	(2,950)	(871)
Net loss (gain) on sales of property and equipment	(39)	74
Noncash compensation	6,214	6,814
Noncash impact of lease accounting	1,201	(3,282)
Excluding the effects of acquisitions, increase (decrease) in cash from:
Accounts receivable and contract assets	(63,716)	(103,446)
Inventory	(21,507)	(24,452)
Other operating assets	(29,502)	2,306
Currency translation effect on working capital, excluding cash	(8,450)	(996)
Current liabilities	3,901	22,390
Other operating liabilities	(5,416)	2,066
Total adjustments to net income (loss)	(67,226)	(45,530)
Net Cash Provided by (Used in) Operating Activities	(17,094)	(22,468)
Cash Flows from Investing Activities:
Purchases of property and equipment	(48,376)	(40,736)
Distributions of capital from unconsolidated affiliates	3,182	2,520
Proceeds from sale of property and equipment	—	4
Other investing activities	1,983	1,346
Net Cash Provided by (Used in) Investing Activities	(43,211)	(36,866)
Cash Flows from Financing Activities:
Employer tax withholding on settlement of shares	(6,846)	(5,340)
Other financing activities	(156)	—
Net Cash Provided by (Used in) Financing Activities	(7,002)	(5,340)
Effect of exchange rates on cash	(11,386)	(52)
Net Increase (Decrease) in Cash and Cash Equivalents	(78,693)	(64,726)
Cash and Cash Equivalents—Beginning of Period	461,566	568,745
Cash and Cash Equivalents—End of Period	$382,873	$504,019
The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Oceaneering Shareholders' Equity	Non-controlling Interest	Total Equity
(in thousands)
Balance, December 31, 2023	$27,709	$131,774	$(574,380)	$1,425,257	$(382,340)	$628,020	$6,063	$634,083
Net income (loss)	—	—	—	15,135	—	15,135	—	15,135
Other comprehensive income (loss)	—	—	—	—	(15,963)	(15,963)	—	(15,963)
Restricted stock unit activity	—	(37,504)	33,392	—	—	(4,112)	—	(4,112)
Balance, March 31, 2024	27,709	94,270	(540,988)	1,440,392	(398,303)	623,080	6,063	629,143
Net income (loss)	—	—	—	34,997	—	34,997	—	34,997
Other comprehensive income (loss)	—	—	—	—	(10,525)	(10,525)	—	(10,525)
Restricted stock unit activity	—	2,319	1,161	—	—	3,480	—	3,480
Restricted stock activity	—	(4,248)	4,248	—	—	—	—	—
Balance, June 30, 2024	$27,709	$92,341	$(535,579)	$1,475,389	$(408,828)	$651,032	$6,063	$657,095

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Oceaneering Shareholders' Equity	Non-controlling Interest	Total Equity
(in thousands)
Balance, December 31, 2022	$27,709	$155,858	$(605,553)	$1,327,854	$(386,127)	$519,741	$6,063	$525,804
Net income (loss)	—	—	—	4,060	—	4,060	—	4,060
Other comprehensive income (loss)	—	—	—	—	(1,946)	(1,946)	—	(1,946)
Restricted stock unit activity	—	(26,963)	25,351	—	—	(1,612)	—	(1,612)
Restricted stock activity	—	(3,884)	3,884	—	—	—	—	—
Balance, March 31, 2023	27,709	125,011	(576,318)	1,331,914	(388,073)	520,243	6,063	526,306
Net income (loss)	—	—	—	19,002	—	19,002	—	19,002
Other comprehensive income (loss)	—	—	—	—	3,088	3,088	—	3,088
Restricted stock unit activity	—	2,807	279	—	—	3,086	—	3,086
Restricted stock activity	—	(266)	266	—	—	—	—	—
Balance, June 30, 2023	$27,709	$127,552	$(575,773)	$1,350,916	$(384,985)	$545,419	$6,063	$551,482

The accompanying Notes are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation. Oceaneering International, Inc. (“Oceaneering,” “we” “our” or “us”) has prepared these unaudited consolidated financial statements pursuant to instructions for quarterly reports on Form 10-Q, which we are required to file with the United States Securities and Exchange Commission (the “SEC”). These financial statements do not include all information and footnotes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). These financial statements reflect all adjustments that we believe are necessary to present fairly our financial position as of June 30, 2024, and our results of operations and cash flows for the periods presented. Except as otherwise disclosed herein, all such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in our annual report on Form 10-K for the year ended December 31, 2023. The results for interim periods are not necessarily indicative of annual results.
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
We consider macroeconomic conditions when assessing our credit risk exposure, including any impacts from the conflicts in Russia and Ukraine and in the Middle East, volatility in the financial services industry and the oil and natural gas markets, and the effects thereof on our customers and various counterparties. We have determined the impacts to our credit loss expense are de minimis for the three- and six-month periods ended June 30, 2024 and 2023.
As of June 30, 2024, our allowance for credit losses was $1.9 million for accounts receivable and $0.7 million for other receivables. As of December 31, 2023, our allowance for credit losses was $2.2 million for accounts receivable and $0.6 million for other receivables. Our allowance for credit losses as of June 30, 2024, as compared to the same period in the prior year, were relatively flat.
Financial assets are written off when deemed uncollectible and there is no reasonable expectation of recovering the contractual cash flows. During the three-month period ended June 30, 2024, we did not write off any financial assets and during the six-month period ended June 30, 2024, we wrote off $0.1 million in financial assets. During the three- and six-month periods ended June 30, 2023, we did not write off any financial assets.
Accounts receivable are considered to be past due after the end of the contractual terms agreed to with the customer. There were no material past due amounts that we consider uncollectible for our financial assets as of June 30, 2024. We generally do not require collateral from our customers.
Inventory. Inventory is valued at the lower of cost or net realizable value. We determine cost using the weighted-average method. We periodically review the value of items in inventory and record write-downs or write-offs of inventory based on our assessment of market conditions. Write-downs and write-offs are charged to cost of services and products. We did not record any write-downs or write-offs of inventory in the three- and six-month periods ended June 30, 2024 and 2023.
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
We capitalize interest on assets where the construction period is anticipated to be more than three months. We did not capitalize interest in the three- and six-month periods ended June 30, 2024 and 2023. We do not allocate general administrative costs to capital projects.
Long-lived intangible assets, primarily acquired in connection with business combinations, include trade names, intellectual property and customer relationships and are being amortized over their respective estimated useful lives.
Our management periodically, and upon the occurrence of a triggering event, reviews the realizability of our property and equipment, long-lived intangible assets and right-of-use operating lease assets to determine whether any events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable. For long-lived assets to be held and used, we base our evaluation on impairment indicators such as the nature of the assets, the future economic benefits of the assets, any historical or future profitability measurements and other external market conditions or factors that may be present. If such impairment indicators are present or other factors exist that indicate that the carrying amount of an asset may not be recoverable, we determine whether an impairment has occurred using an undiscounted cash flows analysis of the asset at the lowest level for which identifiable cash flows exist. If an impairment has occurred, we recognize a loss for the difference between the carrying amount and the fair value of the asset. We did not identify indicators of impairment for property and equipment, long-lived intangible assets or right-of-use operating lease assets for the three- and six-month periods ended June 30, 2024 and 2023.
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
In our annual evaluation of goodwill, we perform a qualitative or quantitative impairment test. Under the qualitative approach, if we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we are required to perform the quantitative analysis to determine the fair value for the reporting unit. We then compare the fair value of the reporting unit with its carrying amount and recognize an impairment loss for the amount by which the carrying amount exceeds the fair value of the reporting unit. The loss recognized should not exceed the total amount of goodwill allocated to the reporting unit. We also consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. We did not identify indicators of impairment for goodwill for the three- and six-month periods ended June 30, 2024 and 2023.
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
We apply judgment in the determination and allocation of transaction price to performance obligations, and the subsequent recognition of revenue, based on the facts and circumstances of each contract. We routinely review estimates related to our contracts and, when required, reflect revisions to profitability in earnings immediately. If an element of variable consideration has the potential for a significant future reversal of revenue, we will constrain that variable consideration to a level intended to remove the potential future reversal. If a current estimate of total contract cost indicates an ultimate loss on a contract, we recognize the projected loss in full when we determine it. During the three- and six-month periods ended June 30, 2024, we did not have any material adjustments to transaction prices. During the three- and six-month periods ended June 30, 2023, we recognized projected losses of $2.9 million for entertainment business contracts in our Manufactured Products segment. There could be significant adjustments to overall contract costs in the future, due to changes in facts and circumstances.
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
Foreign Currency Translation. The functional currency for most of our foreign subsidiaries is the applicable local currency. Results of operations for foreign subsidiaries with functional currencies other than the U.S. dollar are translated into U.S. dollars using average exchange rates during the period. Assets and liabilities of these foreign subsidiaries are translated into U.S. dollars using the exchange rates in effect as of the balance sheet date, and the resulting translation adjustments are recognized, net of tax, in accumulated other comprehensive income (loss) as a component of shareholders' equity. All foreign currency transaction gains and losses are recognized currently in the Consolidated Statements of Operations. We recorded $1.0 million and $3.2 million of foreign currency transaction gains (losses) in the three- and six-month periods ended June 30, 2024, respectively. We recorded $(4.9) million and $(4.6) million of foreign currency transaction gains (losses) in the three- and six-month periods ended June 30, 2023, respectively. Those amounts are included as a component of other income (expense), net in our Consolidated Statement of Operations.

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

3.    REVENUE

Revenue by Category

The following tables present revenue disaggregated by business segment, geographical region, and timing of transfer of goods or services.

	Three Months Ended		Six Months Ended
(in thousands)	Jun 30, 2024	Jun 30, 2023	Jun 30, 2024	Jun 30, 2023
Business Segment:
Energy
Subsea Robotics	$214,985	$186,512	$401,917	$355,673
Manufactured Products	139,314	124,882	268,767	237,821
Offshore Projects Group	144,058	130,547	259,112	234,854
Integrity Management & Digital Solutions	73,492	63,166	143,182	123,249
Total Energy	571,849	505,107	1,072,978	951,597
Aerospace and Defense Technologies	96,959	92,803	194,922	183,300
Total	$668,808	$597,910	$1,267,900	$1,134,897

Geographic Operating Areas:
Foreign:
Africa	$114,055	$78,247	$201,294	$161,975
Norway	60,066	48,508	117,790	93,448
United Kingdom	63,990	54,268	114,189	94,633
Brazil	54,620	47,993	111,672	88,608
Asia and Australia	53,505	57,690	102,889	110,584
Other	38,490	43,848	73,377	69,021
Total Foreign	384,726	330,554	721,211	618,269
United States	284,082	267,356	546,689	516,628
Total	$668,808	$597,910	$1,267,900	$1,134,897

Timing of Transfer of Goods or Services:
Revenue recognized over time	$619,832	$557,968	$1,171,682	$1,053,452
Revenue recognized at a point in time	48,976	39,942	96,218	81,445
Total	$668,808	$597,910	$1,267,900	$1,134,897

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

The following table provides information about contract assets and contract liabilities from contracts with customers.

	Six months ended
(in thousands)	Jun 30, 2024	Jun 30, 2023
Total contract assets, beginning of period	$234,505	$184,847
Revenue accrued	1,167,835	1,077,338
Amounts billed	(1,177,865)	(1,047,179)
Total contract assets, end of period	$224,475	$215,006

Total contract liabilities, beginning of period	$164,631	$112,950
Deferrals of milestone payments	116,619	65,465
Recognition of revenue for goods and services	(100,193)	(59,394)
Total contract liabilities, end of period	$181,057	$119,021

Performance Obligations

As of June 30, 2024, the aggregate amount of the transaction price allocated to remaining performance obligations that were unsatisfied (or partially unsatisfied) was $572 million. In arriving at this value, we have used two expedients available to us and are not disclosing amounts in relation to performance obligations: (1) that are part of contracts with an original expected duration of one year or less; or (2) on contracts where we recognize revenue in line with the billing. Of this amount, we expect to recognize revenue of $299 million over the next 12 months, $186 million within the next 24 months, $67 million within the next 36 months, and we expect to recognize substantially all of the remaining balance of $20 million within the next 48 months.
In our Manufactured Products and ADTech segments, we have long-term contracts that extend beyond one year, and these make up the majority of the performance obligations balance reported as of June 30, 2024. We also have shorter-term product contracts with an expected original duration of one year or less that have been excluded.
Where appropriate, we have made estimates within the transaction price of elements of variable consideration within the contracts and constrained those amounts to a level where we consider it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. The amount of revenue recognized in the three- and six-month periods ended June 30, 2024 and 2023, that was associated with performance obligations completed or partially completed in prior periods was not significant.
As of June 30, 2024, there were no significant outstanding liability balances for refunds or returns due to the nature of our contracts and the services and products we provide. Our warranties are limited to assurance warranties that are of a standard length and are not considered to be material rights. The majority of our contracts consist of a single performance obligation. When there are multiple obligations, we look for observable evidence of stand-alone selling prices on which to base the allocation. This involves judgment as to the appropriateness of the observable evidence relating to the facts and circumstances of the contract. If we do not have observable evidence, we estimate stand-alone selling prices by taking a cost-plus-margin approach, using typical margins from the type of product or service, customer and regional geography involved.

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

Costs to fulfill a contract primarily consist of certain mobilization costs incurred to provide services or products to our customers. These costs are deferred and amortized over the period of contract performance. The closing balance of costs to fulfill a contract was $6.0 million and $7.8 million as of June 30, 2024 and December 31, 2023, respectively. For the three- and six-month periods ended June 30, 2024, we recorded amortization expense of $1.1 million and

$2.1 million, respectively. For the three- and six-month periods ended June 30, 2023, we recorded amortization expense of $1.6 million and $2.8 million, respectively. No impairment costs were recognized.

4.    INCOME TAXES

Our tax provision is based on (1) our earnings for the period and other factors affecting the tax provision and (2) the operations of foreign branches and subsidiaries that are subject to local income and withholding taxes. Factors that affect our tax rate include our profitability levels in general and the geographical mix of our results. The effective tax rate for the three- and six-month periods ended June 30, 2024 and 2023 was different than the U.S. federal statutory rate of 21%, primarily due to the geographical mix of revenue and earnings, changes in valuation allowances and uncertain tax positions, and other discrete items. We do not believe a comparison of the effective tax rate for the three- and six-month periods ended June 30, 2024 and 2023 is meaningful. We continue to make an assertion to indefinitely reinvest the unrepatriated earnings of any foreign subsidiary that would incur material tax consequences upon the distribution of such earnings.

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
We have accrued a net total of $28 million and $27 million in other long-term liabilities on our consolidated balance sheet for worldwide unrecognized tax liabilities as of June 30, 2024 and December 31, 2023, respectively. We account for any applicable interest and penalties related to uncertain tax positions as a component of our provision for income taxes in our consolidated financial statements. Changes in our management's judgment related to those liabilities would affect our effective income tax rate in the periods of change.
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

5.    SELECTED BALANCE SHEET INFORMATION
The following is information regarding selected balance sheet accounts:

(in thousands)	Jun 30, 2024	Dec 31, 2023
Inventory:
Manufactured Products	$116,724	$104,364
Subsea Robotics	95,493	87,356
Other inventory	19,088	18,078
Total	$231,305	$209,798

Accrued liabilities:
Payroll and related costs	$143,716	$154,507
Accrued job costs	42,426	56,112
Income taxes payable	47,834	55,990
Current operating lease liability	118,552	78,117
Accrued interest	12,500	12,667
Other	58,188	54,388
Total	$423,216	$411,781

6.    DEBT
The following table presents information about long-term debt:

(in thousands)	Jun 30, 2024	Dec 31, 2023
6.000% Senior Notes due 2028	$500,000	$500,000
Unamortized discount and debt issuance costs	(20,622)	(22,942)
Long-term debt	$479,378	$477,058

2028 Senior Notes. In February 2018, we completed the public offering of $300 million aggregate principal amount of 6.000% Senior Notes due 2028 (the “Existing 2028 Senior Notes”) and on October 2, 2023, we completed a private placement of $200 million aggregate principal amount of additional 2028 Senior Notes (the “New 2028 Senior Notes” and, together with the Existing 2028 Senior Notes, the “2028 Senior Notes”). The New 2028 Senior Notes constituted an additional issuance of the Existing 2028 Senior Notes and form a single series with such notes. We pay interest on the 2028 Senior Notes on February 1 and August 1 of each year. The 2028 Senior Notes are scheduled to mature on February 1, 2028. The indentures governing our 2028 Senior Notes generally limit our ability to incur secured debt for borrowed money (such as borrowings under our revolving credit facility) to 15% of our Consolidated Net Tangible Assets (as defined in such indentures) and contain various other covenants and events of default. We may redeem some or all of the 2028 Senior Notes at specified redemption prices. In the three- and six-month periods ended June 30, 2024 and 2023, we did not repurchase or redeem any of the 2028 Senior Notes.

Revolving Credit Agreement. On April 8, 2022, we entered into a new senior secured revolving credit agreement with a group of banks as amended by an Agreement and Amendment No. 1 to Credit Agreement, dated September 20, 2023, the “Revolving Credit Agreement”). The commitments under the Revolving Credit Agreement are scheduled to mature on April 8, 2027, or alternatively, if our Liquidity (as defined in the Revolving Credit Agreement) is less than $175 million on August 16, 2024, then on such date (which is 91 days prior to the maturity date of the 4.650% Senior Notes due 2024 (“2024 Senior Notes”) that were no longer outstanding as of November 2, 2023). The Revolving Credit Agreement includes a $215 million revolving credit facility (the “Revolving Credit Facility”) with a $100 million sublimit for the issuance of letters of credit. Our obligations under the Revolving Credit Agreement are guaranteed by certain of our wholly owned subsidiaries and are secured by first priority liens on certain of our assets and those of the guarantors, including, among other things, intellectual property, inventory, accounts receivable, equipment and equity interests in subsidiaries. As of June 30, 2024, we had no borrowings outstanding under the Revolving Credit Facility and no letters of credit outstanding under the Revolving Credit Agreement.

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

The Revolving Credit Agreement includes financial covenants that are tested on a quarterly basis, based on the rolling four-quarter period that ends on the last day of each fiscal quarter. The maximum permitted Consolidated Net Leverage Ratio was initially 4.00 to 1.00 and subsequently decreased to 3.25 to 1.00. As of June 30, 2024 and December 31, 2023, the maximum permitted Consolidated Net Leverage Ratio was 3.25 to 1.00 and will not change during the remaining term of the Revolving Credit Facility. The minimum Consolidated Interest Coverage Ratio (as defined in the Revolving Credit Agreement) is 3.00 to 1.00 throughout the term of the Revolving Credit Facility. Availability under the Revolving Credit Facility may be limited by these financial covenants and the requirement that any borrowing under the Revolving Credit Facility not require the granting of any liens to secure any senior notes issued by us. The indentures governing the 2028 Senior Notes generally limit our ability to incur secured debt for borrowed money (such as borrowings under the Revolving Credit Facility) to 15% of our Consolidated Net Tangible Assets (as defined in such indentures). As of June 30, 2024, the full $215 million was available to borrow under the Revolving Credit Facility. In addition, the Revolving Credit Agreement contains various covenants that we believe are customary for agreements of this nature, including, but not limited to, restrictions on our ability and the ability of each of our subsidiaries to incur debt, grant liens, make certain investments, make distributions, merge or consolidate, sell assets and enter into certain restrictive agreements. As of June 30, 2024, we were in compliance with all of the covenants set forth in the Revolving Credit Agreement.

Debt Issuance Costs, Discounts and Interest. We incurred $7.1 million of issuance costs related to the 2028 Senior Notes and $4.0 million of loan costs related to the Revolving Credit Agreement. These costs, net of accumulated amortization, are included as a reduction of long-term debt in our Consolidated Balance Sheets, as they pertain to the 2028 Senior Notes, and in other noncurrent assets, as they pertain to the Revolving Credit Agreement. We are amortizing these costs to interest expense through the respective maturity dates for the 2028 Senior Notes and the Revolving Credit Agreement using the straight-line method, which approximates the effective interest rate method. In the three- and six-month periods ended June 30, 2024, we amortized $0.6 million and $1.1 million to interest expense, respectively. In the three- and six-month periods ended June 30, 2023, we amortized $0.4 million and $0.7 million to interest expense, respectively.

We recorded a discount of $20 million related to the 2028 Senior Notes issued in October 2023. This cost, net of accumulated amortization, is included as a reduction of long-term debt in our Consolidated Balance Sheets and is being amortized to interest expense through the maturity date of the 2028 Senior Notes using the straight-line method, which approximates the effective interest rate method. In the three- and six-month periods ended June 30, 2024, we amortized $0.9 million and $1.9 million, respectively, to interest expense.

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

We estimated the aggregate fair market value of the 2028 Senior Notes to be $493 million as of June 30, 2024, based on quoted prices. Since the market for the 2028 Senior Notes is not an active market, the fair value of the 2028 Senior Notes is classified within Level 2 in the fair value hierarchy under U.S. GAAP (inputs other than quoted prices in active markets for similar assets and liabilities that are observable or can be corroborated by observable market data for substantially the full terms for the assets or liabilities).

In the three-month period ended June 30, 2021, we were notified by a customer in our Manufactured Products segment that it was suspending a contract that was substantially complete. Specific to this contract, we billed $6.0 million of accounts receivable during the first six months of 2024. As of June 30, 2024, we had outstanding contract assets of approximately $1.2 million for the contract and contract liabilities for deferred revenue of $3.0 million. As of December 31, 2023, we had outstanding contract assets of approximately $1.3 million for the contract and contract liabilities of $3.4 million prepaid for storage of components. We are in discussions with the customer concerning the timing of remaining payments. We continue to believe that we will realize these contract assets at their book values, although we can provide no assurance as to the timing of receipt of the remaining payments.

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

Share-Based Compensation. Annually, the Compensation Committee of our Board of Directors grants restricted units of our common stock to certain of our key executives and employees and restricted common stock to our nonemployee directors. The restricted stock units granted to our key executives and key employees generally vest in full on the third anniversary of the award date, conditional on continued employment through such vesting date. The remainder of the grants made to employees can vest pro rata over three years, provided the individual meets certain age and years-of-service requirements. For the grants of restricted stock units to each of the participant employees, the participant will be issued one share of our common stock for each of the participant’s vested restricted stock units at the earlier of three years or, if the participant vested earlier after meeting the age and service requirements, following termination of employment or service. The grants of restricted stock to our nonemployee directors generally vest in full on the first anniversary of the award date, conditional upon continued service as a director, except for the 2023 grant to one director who retired from our board of directors as of the date of our annual meeting of shareholders in May 2023, which vested on that date. Each grantee of shares of restricted stock is deemed to be the record owner of those shares during the restriction period, with the right to vote and receive any dividends on those shares. The restricted stock units outstanding have no voting or dividend rights.

For each of the restricted stock units granted in 2022 through June 30, 2024, at the earlier of three years after grant or at termination of employment or service, the grantee will be issued one share of our common stock for each unit vested. As of June 30, 2024 and December 31, 2023, respective totals of 2,030,207 and 2,285,310 shares of restricted stock and restricted stock units were outstanding.

We estimate that share-based compensation cost not yet recognized related to shares of restricted stock or restricted stock units, based on their grant-date fair values, was $19 million as of June 30, 2024. This expense is being recognized on a graded-vesting basis over three years for awards attributable to individuals meeting certain age and years-of-service requirements, and on a straight-line basis over the applicable vesting period of one or three years for the other awards.

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

The table that follows presents revenue, income (loss) from operations and depreciation and amortization expense, by business segment:

	Three Months Ended		Six Months Ended
(in thousands)	Jun 30, 2024	Jun 30, 2023	Jun 30, 2024	Jun 30, 2023
Revenue
Energy
Subsea Robotics	$214,985	$186,512	$401,917	$355,673
Manufactured Products	139,314	124,882	268,767	237,821
Offshore Projects Group	144,058	130,547	259,112	234,854
Integrity Management & Digital Solutions	73,492	63,166	143,182	123,249
Total Energy	571,849	505,107	1,072,978	951,597
Aerospace and Defense Technologies	96,959	92,803	194,922	183,300
Total	$668,808	$597,910	$1,267,900	$1,134,897
Income (Loss) from Operations
Energy
Subsea Robotics	$61,750	$42,227	$105,987	$75,881
Manufactured Products	14,369	10,607	27,559	21,887
Offshore Projects Group	13,248	17,132	14,092	22,646
Integrity Management & Digital Solutions	3,473	3,844	7,088	6,926
Total Energy	92,840	73,810	154,726	127,340
Aerospace and Defense Technologies	7,244	11,357	20,052	19,853
Unallocated Expenses	(39,720)	(35,968)	(77,721)	(71,244)
Total	$60,364	$49,199	$97,057	$75,949
Depreciation and Amortization
Energy
Subsea Robotics	$11,981	$13,356	$24,791	$28,296
Manufactured Products	3,237	3,013	6,412	6,057
Offshore Projects Group	5,584	6,976	12,019	14,104
Integrity Management & Digital Solutions	1,803	939	3,062	1,797
Total Energy	22,605	24,284	46,284	50,254
Aerospace and Defense Technologies	616	632	1,219	1,285
Unallocated Expenses	2,759	1,130	5,535	2,328
Total	$25,980	$26,046	$53,038	$53,867

We determine Income (Loss) from Operations for each business segment before interest income or expense, other income (expense) and provision for income taxes. We do not consider an allocation of these items to be practical.

Depreciation and Amortization

Depreciation expense on property and equipment, reflected in Depreciation and Amortization, was $22 million and $24 million in the three-month periods ended June 30, 2024 and 2023, respectively, and $45 million and $50 million in the six-month periods ended June 30, 2024 and 2023, respectively.

Amortization expense on long-lived intangible assets, debt issuance costs and debt discount reflected in Depreciation and Amortization, was $3.9 million and $1.8 million in the three-month periods ended June 30, 2024 and 2023, respectively, and $7.6 million and $3.5 million in the six-month periods ended June 30, 2024 and 2023, respectively.

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
•the collectability of accounts receivable and realizability of contract assets at the amounts reflected on our most recent balance sheet;
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

Overview of our Results

Our diluted earnings (loss) per share for the three- and six-month periods ended June 30, 2024 were $0.34 and $0.49, respectively, as compared to $0.19 and $0.23, respectively, for the corresponding periods of the prior year. In the second quarter of 2024, activity levels in our energy-related businesses increased, led by our Subsea Robotics segment. Compared to the same quarter in the prior year, our second quarter of 2024 operating income was 23% higher on a 12% increase in revenue, with higher revenue in all of our operating segments and improved operating results in our Subsea Robotics and Manufactured Products segments.

In the six-month period ended June 30, 2024, we utilized $17 million of cash in operating activities along with $27 million of cash for maintenance capital expenditures and $21 million for growth capital expenditures. These items were the largest contributors to our $79 million cash reduction during the first six months of 2024.

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

Consolidated revenue and profitability information are as follows:

	Three Months Ended		Six Months Ended
(dollars in thousands)	Jun 30, 2024	Jun 30, 2023	Jun 30, 2024	Jun 30, 2023
Revenue	$668,808	$597,910	$1,267,900	$1,134,897
Operating Income (Loss)	60,364	49,199	97,057	75,949
Operating Income (Loss) %	9%	8%	8%	7%

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

Energy

The primary focus of our Energy business is maintaining the positive momentum from our operational efficiency programs that leverage our asset base and capabilities for providing services and products for offshore energy operations and subsea completions. These efforts continue to benefit us during the current upstream spending cycle that is consistent with the ongoing increase in global demand for energy. We also are focused on deploying our capabilities to grow business in mobile robotics, offshore wind installations, nuclear, and other clean energy solutions.

The table that follows sets out revenue and profitability for the business segments within our Energy business. In the Subsea Robotics section of the table that follows, “ROV days utilized” is the number of ROV days for which we earn revenue during a specified period. “ROV days available” includes all days from the first day that a ROV is placed into service until the ROV is retired. All days in this period are considered available days, including periods when a ROV is undergoing maintenance or repairs. Our ROVs do not have scheduled maintenance or repair that requires significant time during which the ROVs are not available for utilization. “ROV utilization” percentage is defined as “ROV days utilized” divided by “ROV days available”.

	Three Months Ended		Six Months Ended
(dollars in thousands)	Jun 30, 2024	Jun 30, 2023	Jun 30, 2024	Jun 30, 2023
Subsea Robotics
Revenue	$214,985	$186,512	$401,917	$355,673
Operating Income (Loss)	61,750	42,227	105,987	75,881
Operating Income (Loss) %	29%	23%	26%	21%
ROV Days Available	22,750	22,750	45,500	45,250
ROV Days Utilized	15,839	16,032	30,375	30,260
ROV Utilization	70%	70%	67%	67%

Manufactured Products
Revenue	139,314	124,882	268,767	237,821
Operating Income (Loss)	14,369	10,607	27,559	21,887
Operating Income (Loss) %	10%	8%	10%	9%
Backlog at End of Period	713,000	418,000	713,000	418,000

Offshore Projects Group
Revenue	144,058	130,547	259,112	234,854
Operating Income (Loss)	13,248	17,132	14,092	22,646
Operating Income (Loss) %	9%	13%	5%	10%

Integrity Management & Digital Solutions
Revenue	73,492	63,166	143,182	123,249
Operating Income (Loss)	3,473	3,844	7,088	6,926
Operating Income (Loss) %	5%	6%	5%	6%

Total Energy
Revenue	$571,849	$505,107	$1,072,978	$951,597
Operating Income (Loss)	92,840	73,810	154,726	127,340
Operating Income (Loss) %	16%	15%	14%	13%

Subsea Robotics. We believe we are the world's largest provider of ROV services and, generally, this business segment has been the largest contributor to our Energy business operating income. Our Subsea Robotics segment revenue reflects the ROV utilization percentages, fleet sizes and average pricing in the respective periods. Our ROV tooling provides an additional operational interface between an ROV and equipment located subsea. Our survey services business provides survey and positioning, and geoscience services. The following table presents revenue from ROV services as a percentage of total Subsea Robotics revenue:

	Three Months Ended		Six Months Ended
	Jun 30, 2024	Jun 30, 2023	Jun 30, 2024	Jun 30, 2023
ROV	78%	78%	78%	78%

Other	22%	22%	22%	22%

Subsea Robotics operating income for the three- and six-month periods ended June 30, 2024, increased as compared to the corresponding periods of the prior year on higher revenue, as a result of higher average revenue per day in 2024 resulting from improved pricing.

Fleet utilization was 70% in the three-month period ended June 30, 2024, as compared to 70% for the corresponding period of the prior year. Fleet utilization remained stable at 67% for the six-month period ended June 30, 2024 and 2023. We retired four of our conventional work-class ROV systems and replaced them with four upgraded conventional work-class ROV systems during the six months ended June 30, 2024, resulting in a total of 250 ROVs in our ROV fleet as of both June 30, 2024 and 2023.

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

Our Manufactured Products revenue and operating results increased for the three- and six-month periods ended June 30, 2024, as compared to the corresponding periods of the prior year. Revenue was higher in the three- and six-month periods ended June 30, 2024, primarily due to increased order intake in 2022 and 2023 leading to increased activity in the first six months of 2024. Operating results were improved in the three- and six-month periods ended June 30, 2024, as compared to the corresponding periods of the prior year, primarily due to an improved project mix and our ability to leverage our existing cost base.

Our Manufactured Products backlog was $713 million as of June 30, 2024, compared to $622 million and $418 million as of as of December 31, 2023 and June 30, 2023, respectively. Our book-to-bill ratio was 1.56 for the trailing 12 months ended June 30, 2024, as compared to 1.31 for the year ended December 31, 2023, and 1.19 for the trailing 12 months ended June 30, 2023.

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

Our OPG operating results decreased on higher revenue for the three- and six-month periods ended June 30, 2024, as compared to the corresponding periods of the prior year, primarily due to timing of pre-contract award costs that were expensed during the first six months of 2024 along with changes in the project mix. Our OPG operating results for the six-month period ended June 30, 2024, also included drydock expenses incurred during the first quarter of 2024 that decreased our operating results as compared to the corresponding period of the prior year.

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

Our IMDS operating results for the three-month period ended June 30, 2024 decreased slightly on higher revenue, as compared to the corresponding period of the prior year. Our IMDS revenue and operating results for the six-month period ended June 30, 2024 improved as compared to the corresponding period of the prior year primarily due to increased revenue and operating results for our integrity management business while our maritime and energy businesses were relatively flat.

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

Revenue and operating income (loss) information for our ADTech segment are as follows:

	Three Months Ended		Six Months Ended
(dollars in thousands)	Jun 30, 2024	Jun 30, 2023	Jun 30, 2024	Jun 30, 2023
Revenue	$96,959	$92,803	$194,922	$183,300
Operating Income (Loss)	7,244	11,357	20,052	19,853
Operating Income (Loss) %	7%	12%	10%	11%

ADTech operating results for the three-month period ended June 30, 2024, declined significantly on higher revenue when compared to the corresponding period of the prior year, primarily due to a reserve taken during the quarter for a contract dispute as well as lower activity levels in our space systems business. Our ADTech operating results for the six-month period ended June 30, 2024, increased slightly on higher levels of revenue when compared to the corresponding period of the prior year, primarily due to due to increased activity and margins in our defense subsea technologies business, partially offset by a reserve taken during the second quarter of 2024 for a contract dispute and lower activity levels in our space systems business.

Unallocated Expenses

Our Unallocated Expenses (i.e., those not associated with a specific business segment) consist of expenses related to our incentive and deferred compensation plans, including restricted stock units, performance units and bonuses, as well as other general expenses that are recorded in gross margin, plus selling, general and administrative expenses related to corporate functions:

	Three Months Ended		Six Months Ended
(dollars in thousands)	Jun 30, 2024	Jun 30, 2023	Jun 30, 2024	Jun 30, 2023
Operating expenses	(39,720)	(35,968)	(77,721)	(71,244)
Operating expenses % of revenue	6%	6%	6%	6%

Our Unallocated operating expenses for the three- and six-month periods ended June 30, 2024, were higher as compared to the corresponding periods of the prior year primarily due to higher information technology costs.

Other

The following table sets forth our significant financial statement items below the income (loss) from operations line.

	Three Months Ended		Six Months Ended
(in thousands)	Jun 30, 2024	Jun 30, 2023	Jun 30, 2024	Jun 30, 2023
Interest income	$2,402	$4,154	$5,442	$8,620
Interest expense	(9,516)	(9,517)	(18,720)	(18,800)
Equity in income (losses) of unconsolidated affiliates	295	479	464	1,118
Other income (expense), net	1,759	(5,846)	3,239	(5,768)
Provision (benefit) for income taxes	20,307	19,467	37,350	38,057

Interest income for the three- and six-month periods ended June 30, 2024, as compared to the three- and six-month periods ended June 30, 2023, decreased primarily due to lower cash balances.

In addition to interest on borrowings, interest expense includes amortization of loan costs, interest rate swap settlements and debt discount, fees for lender commitments under our senior secured revolving credit agreement and fees for standby letters of credit and bank guarantees that banks issue on our behalf for performance bonds, bid bonds and self-insurance requirements. Interest expense for the three- and six-month periods ended June 30, 2024, as compared to the three- and six-month periods ended June 30, 2023, was relatively flat.

Foreign currency transaction gains and losses are the principal component of other income (expense), net. In the three-month periods ended June 30, 2024 and 2023, we incurred foreign currency transaction gains (losses) of $1.0 million and $(4.9) million, respectively. In the six-month periods ended June 30, 2024 and 2023, we incurred foreign currency transaction gains (losses) of $3.2 million and $(4.6) million, respectively. The currency gains (losses) in the 2024 and 2023 periods were primarily resulting from foreign currency fluctuations in multiple countries. We could incur further foreign currency exchange gains (losses) in countries where we operate due to foreign currency exchange fluctuations.

Our tax provision is based on (1) our earnings for the period and other factors affecting the tax provision and (2) the operations of foreign branches and subsidiaries that are subject to local income and withholding taxes. Factors that affect our tax rate include our profitability levels in general and the geographical mix of our results. The effective tax rate for the three- and six-month periods ended June 30, 2024 and 2023, was different than the U.S. federal statutory rate of 21%, primarily due to the geographical mix of revenue and earnings, changes in valuation allowances and uncertain tax positions, and other discrete items. We do not believe a comparison of the effective tax rate for the three- and six-month periods ended June 30, 2024 and 2023, is meaningful. We continue to make an assertion to indefinitely reinvest the unrepatriated earnings of any foreign subsidiary that would incur material tax consequences upon the distribution of such earnings.

During the three-month period ended June 30, 2023, we received refunds of $23 million under the U.S. Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), including interest of $1.7 million, which was recorded as a tax benefit.

Our income tax payments for the full year of 2024 are estimated to be in the range of $80 million to $90 million, which includes taxes incurred in countries that impose tax on the basis of in-country revenue, without regard to the profitability of such operations.

Liquidity and Capital Resources

We consider our liquidity and capital resources adequate to support our operations, capital commitments and strategic growth initiatives. Our ability to generate substantial cash flow over the last several years has allowed us to reduce our long-term debt while maintaining a strong liquidity position. As of June 30, 2024, we had working capital of $560 million, including cash and cash equivalents of $383 million. Additionally, as of June 30, 2024, we had $215 million of unused commitments through our senior secured revolving credit agreement that we entered into in April 2022 (as amended by an Agreement and Amendment No. 1 to the Credit Agreement, dated September 20, 2023, the “Revolving Credit Agreement”). Availability under the $215 million revolving credit facility (“Revolving Credit Facility”) may be limited by certain financial covenants and the requirement that any borrowing under the Revolving Credit Facility not require the granting of any liens to secure any senior notes issued by us. The indentures governing the 2028 Senior Notes generally limit our ability to incur secured debt for borrowed money (such as borrowings under the Revolving Credit Facility) to 15% of our Consolidated Net Tangible Assets (as defined in such indentures).

Our nearest maturity of indebtedness is $500 million of our 2028 Senior Notes. From time to time, we may engage in certain transactions in order to manage our outstanding debt prior to maturity, including repurchases via open-market or privately negotiated transactions, redemptions, exchanges, tender offers or otherwise. We can provide no assurances as to the timing of any such transactions or whether we will complete any such transactions at all. We do not intend to disclose further information regarding any such transactions, except to the extent required in our subsequent periodic filings on Forms 10-K or 10-Q, or unless otherwise required by applicable law.

Cash flows for the six months ended June 30, 2024 and 2023, are summarized as follows:

	Six Months Ended
(in thousands)	Jun 30, 2024	Jun 30, 2023
Changes in Cash:
Net Cash Provided by (Used in) Operating Activities	$(17,094)	$(22,468)
Net Cash Used in Investing Activities	(43,211)	(36,866)
Net Cash Used in Financing Activities	(7,002)	(5,340)
Effect of exchange rates on cash	(11,386)	(52)
Net Increase (Decrease) in Cash and Cash Equivalents	$(78,693)	$(64,726)

Operating activities

Our primary sources and uses of cash flows from operating activities for the six months ended June 30, 2024 and 2023, are as follows:

	Six Months Ended
(in thousands)	Jun 30, 2024	Jun 30, 2023
Cash Flows from Operating Activities:
Net income (loss)	$50,132	$23,062
Non-cash items, net	57,464	56,602
Accounts receivable and contract assets	(63,716)	(103,446)
Inventory	(21,507)	(24,452)
Current liabilities	3,901	22,390
Other changes	(43,368)	3,376
Net Cash Provided by (Used in) Operating Activities	$(17,094)	$(22,468)

The decrease in cash related to accounts receivable and contract assets in the six months ended June 30, 2024, reflects the timing of project milestones and customer payments. The decrease in cash related to inventory in the six months ended June 30, 2024, was primarily due to higher activity and related increases in our Manufactured Products and Subsea Robotics inventory. The increase in cash related to current liabilities in the six months ended June 30, 2024, reflects the timing of vendor payments.

Investing activities

In the six months ended June 30, 2024, we used $43 million in net investing activities, primarily for capital expenditures of $48 million with over half being in our Subsea Robotics segment. Capital expenditures were higher during the first six months of 2024, as compared to $41 million in the first six months of 2023, primarily due to increased capital expenditures in our OPG segment to extend our capabilities for new contract awards and in our Manufactured Products segment related to our autonomous mobile robotic technology business.

For 2024, we expect our organic capital expenditures to total between $110 million to $130 million, exclusive of business acquisitions, which we expect to fund using our available cash.

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

Financing activities

In the six months ended June 30, 2024 and 2023, we used $7.0 million and $5.3 million, respectively, of cash in financing activities primarily due to payment of tax withholding related to vesting of stock awards.

As of June 30, 2024, we had long-term debt in the principal amount of $500 million outstanding consisting of our 2028 Senior Notes. We pay interest on the 2028 Senior Notes on February 1 and August 1 of each year, and the 2028 Senior Notes are scheduled to mature on February 1, 2028. In the six months ended June 30, 2024 and 2023, we did not repurchase or redeem any of the 2028 Senior Notes. For more on the 2028 Senior Notes, see Note 6—“Debt” in the Notes to Consolidated Financial Statements included in this quarterly report.

As of June 30, 2024, we had $215 million of unused commitments under our Revolving Credit Facility. As of June 30, 2024, we were in compliance with all of the financial covenants set forth in the Revolving Credit Agreement. For more on our Revolving Credit Facility (including the financial covenants thereunder), see Note 6—“Debt” in the Notes to Consolidated Financial Statements included in this quarterly report.

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

Off-Balance Sheet Arrangements

We have not guaranteed any debt not reflected on our Consolidated Balance Sheets as of June 30, 2024, and we do not have any off-balance sheet arrangements, as defined by Securities and Exchange Commission's rules.

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

For information about our critical accounting policies and estimates, see Part II. Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our annual report on Form 10-K for the year ended December 31, 2023. As of June 30, 2024, there have been no material changes to the judgments, assumptions and estimates upon which our critical accounting policies and estimates are based.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain market risks arising from transactions we enter into in the normal course of business. These risks relate to interest rate changes and fluctuations in foreign exchange rates. As of June 30, 2024, we do not believe these risks are material. However, with the expansion of our international operations, we could be exposed to additional market risks from fluctuations in foreign currency exchange rates in the future. We have not entered into any market-risk-sensitive instruments for speculative or trading purposes. When we have a significant amount of borrowings, we typically manage our exposure to interest rate changes using a combination of fixed- and floating-rate debt. See Note 6—“Debt” in the Notes to Consolidated Financial Statements included in this quarterly report for a description of our revolving credit agreement and interest rates on our borrowings. We believe significant interest rate changes would not have a material near-term impact on our future earnings or cash flows.

Because we operate in various regions in the world, we conduct a portion of our business in currencies other than the U.S. dollar. The functional currency for most of our international operations is the applicable local currency. A stronger U.S. dollar against the United Kingdom pound sterling, the Norwegian kroner and the Brazilian real could result in lower operating income. We manage our exposure to changes in foreign exchange rates by primarily denominating our contracts and providing for collections from our customers in U.S. dollars or freely convertible currency and endeavoring to match our contract costs with the denominated contractual currency. We use the exchange rates in effect as of the balance sheet date to translate assets and liabilities when the functional currency is the local currency, resulting in translation adjustments that we reflect as accumulated other comprehensive income or loss in the equity section of our Consolidated Balance Sheets. We recorded net adjustments to our equity accounts of $(11) million and $3.1 million in the three-month periods ended June 30, 2024 and 2023, respectively, and $(26) million and $1.2 million in the six-month periods ended June 30, 2024 and 2023, respectively. Negative adjustments reflect the net impact of the strengthening of the U.S. dollar against various foreign currencies for locations where the functional currency is not the U.S. dollar. Conversely, positive adjustments reflect the effect of a weakening U.S. dollar.

Foreign currency gains (losses) of $1.0 million and $(4.9) million in the three-month periods ended June 30, 2024 and 2023, respectively, and $3.2 million and $(4.6) million in the six-month periods ended June 30, 2024 and 2023, respectively. We recorded foreign currency transaction gains (losses) as a component of other income (expense), net in our Consolidated Statements of Operations in those respective periods.

Item 4.        Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2024, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There has been no change in our internal control over financial reporting that occurred during the three months ended June 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

July 26, 2024	/S/ RODERICK A. LARSON
Date	Roderick A. Larson
President and Chief Executive Officer
(Principal Executive Officer)

July 26, 2024	/S/ ALAN R. CURTIS
Date	Alan R. Curtis
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

July 26, 2024	/S/ CATHERINE E. DUNN
Date	Catherine E. Dunn
Vice President and Chief Accounting Officer
(Principal Accounting Officer)