Form 10-K
period 2024-12-31
OCEANEERING INTERNATIONAL INC
filed 2025-02-24
CIK 73756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the company has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report).   ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☑ No
Aggregate market value of the voting stock held by nonaffiliates of the registrant computed by reference to the closing price of $23.66 of the Common Stock on the New York Stock Exchange as of June 30, 2024, the last business day of the registrant's most recently completed second quarter: $2.4 billion.
Number of shares of Common Stock outstanding as of February 14, 2025: 110,834,088.
Documents Incorporated by Reference:
Portions of the proxy statement relating to the registrant's 2025 annual meeting of shareholders, to be filed within 120 days of December 31, 2024 pursuant to Regulation 14A of the Securities Exchange Act of 1934, are incorporated by reference to the extent set forth in Part III, Items 10-14 of this report.

Table of Contents/
Oceaneering International, Inc.
Form 10-K

Table of Contents/
PART I

Item 1.Business.
GENERAL DEVELOPMENT OF BUSINESS
Oceaneering International, Inc. (“Oceaneering,” “we,” “us” or “our”) is a global technology company delivering engineered services and products and robotic solutions to the offshore energy, defense, aerospace, manufacturing and entertainment industries. Oceaneering was organized as a Delaware corporation in 1969 out of the combination of three diving service companies founded in the early 1960s. Since our establishment, we have concentrated on the development and marketing of underwater services and products to meet customer needs requiring the use of advanced technology. The continued evolution of applying our advanced technologies has expanded our presence into numerous adjacent markets focused on autonomous robotics. We believe we are one of the world's largest underwater services contractors. The services and products we provide to the energy industry include remotely operated vehicles, survey and positioning services, specialty subsea hardware, engineering and project management, subsea intervention services, including manned diving and asset integrity and non-destructive testing services. Our foreign operations, principally in Africa, United Kingdom (“U.K.”), Norway, Brazil and Asia and Australia accounted for approximately 58% of our revenue, or $1.5 billion, for the year ended December 31, 2024.
We operate in five business segments. Our segments are contained within two businesses—services and products provided primarily to the oil and gas industry, and to a lesser extent, the mobility solutions and offshore renewables industries, among others (“Energy”), and services and products provided to non-energy industries (“Aerospace and Defense Technologies”). Our four segments within the Energy business are Subsea Robotics, Manufactured Products, Offshore Projects Group and Integrity Management & Digital Solutions. We report our non-energy business, Aerospace and Defense Technologies, as one segment. Unallocated Expenses are expenses not associated with a specific business segment. These consist of expenses related to our incentive and deferred compensation plans, including restricted stock and bonuses, as well as other general expenses, including corporate administrative expenses.
We intend to continue our strategy of acquiring, as opportunities arise, additional assets or businesses, to improve our market position or expand into related service and product lines. In October 2024, we acquired Global Design Innovation Ltd. (“GDi”), a U.K.-based provider of digital and software services, for approximately $33 million. This acquisition is a key step in Oceaneering’s strategy to advance its digital capabilities and broaden the solutions available to our global customers.
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
Energy. The primary focus of our Energy business is to continue driving the positive momentum associated with the operational efficiency programs that leverage our asset base and capabilities for providing services and products for offshore energy operations and subsea completions. These efforts continue to benefit us during the current upstream spending cycle that is consistent with the ongoing global demand for energy. We are also focused on deploying our capabilities to grow our business in integrity management, survey services, mobile robotics, offshore wind installations, nuclear and other clean energy solutions.
Subsea Robotics. Our Subsea Robotics segment consists of our remotely operated vehicles (“ROVs”), survey services and ROV tooling businesses. We provide ROVs, which are tethered submersible vehicles remotely operated from the surface, to customers in the offshore energy industry for drill support and vessel-based services, including subsea hardware installation, construction, pipeline inspection, survey and facilities inspection, maintenance and repair (“IMR”). We design, build, retrofit and upgrade our new and existing ROVs at in-house facilities, the largest of which is in Morgan City, Louisiana. In 2024, we retired eight of our conventional work-class ROV systems and replaced them with eight upgraded conventional work-class ROV systems.
Our work-class ROV fleet size was 250 as of December 31, 2024, 2023 and 2022 and included six IsurusTM work-class ROV systems (which are capable of operating in high-current conditions and are ideal for renewables projects and high-speed surveys) and our battery-operated Liberty electric ROV (“E-ROV”) system, which we developed to

Table of Contents/
address customer objectives regarding cost efficiencies, safety, personnel shortages and environmental considerations. The E-ROV system allows our customers to reduce carbon dioxide and other “greenhouse gas“ (“GHG”) emissions associated with offshore production operations. This system does not require a dedicated vessel to be on standby during ROV operations and reduces the need for ROV and other vessel-based personnel to be transported to and from marine vessels and offshore platforms, making the system more cost-efficient and safer for our customers. Additionally, we offer Freedom, a hybrid autonomous underwater vehicle (“AUV”) and ROV that can complete surveys, commissioning, inspections, maintenance, and repairs without the need for a pilot to monitor and control the entire operation. Freedom combines the data resolution and completeness of coverage in a single pass usually only obtainable using an ROV, but with the speed and efficiency of a traditional AUV. We intend to continue to expand our remote service offerings in this segment given the potentially significant savings both financially and in CO₂ emissions available from Freedom, Liberty and IsurusTM systems.
Manufactured Products. Our Manufactured Products segment provides distribution systems, such as production control umbilicals and connection systems made up of specialty subsea hardware, along with clamp connectors and subsea and topside control valves. We also provide turnkey solutions that include project management, engineering design, fabrication, assembly and installation of autonomous mobile robotic technology to industrial, manufacturing, healthcare and warehousing markets.
We provide various types of subsea umbilicals through our Umbilical Solutions division from facilities in the United States, Scotland and Brazil. Offshore operators use umbilicals to control subsea wellhead hydrocarbon flow rates, monitor downhole and wellhead conditions and perform chemical injection. Subsea umbilicals are also used to provide power and fluids to other subsea processing hardware, including pumps and gas separation equipment.
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
Aerospace and Defense Technologies. Our Aerospace and Defense Technologies (“ADTech”) segment provides services and products, including engineering and related manufacturing in defense and space exploration activities, principally to U.S. government agencies and their prime contractors. Many of the services and products utilized in ADTech are applied technologies based on our core competencies and knowledge derived from decades of working in the offshore markets and solving complex problems in harsh environments.

Table of Contents/
DESCRIPTION OF BUSINESS
Energy
Our Energy business consists of the Subsea Robotics, Manufactured Products, Offshore Projects Group and Integrity Management & Digital Solutions segments. Our Energy business focuses on driving the positive momentum from our operational efficiency programs that leverage our asset base and capabilities for providing services and products for offshore energy operations and subsea completions. These efforts continue to benefit us during the current upstream spending cycle that is consistent with the ongoing global demand for energy. We also are focused on deploying our capabilities to grow business in mobile robotics, offshore wind installations, nuclear, and other clean energy solutions.
Subsea Robotics. ROVs are tethered submersible vehicles remotely operated from the surface. We use our ROVs in the offshore energy industry to perform a variety of underwater tasks, including drill support, vessel-based IMR, installation and construction support, pipeline inspection and surveys, and subsea production facility operation and maintenance. Work-class ROVs are outfitted with manipulators, sonar and video cameras, and can operate specialized tooling packages and other equipment or features to facilitate the performance of specific underwater tasks. As of December 31, 2024, we owned 250 work-class ROVs. We believe we own and operate the largest fleet of work-class ROVs in the world. We also believe we are the industry leader in providing ROV services for offshore drill support, with an estimated 59% market share of the 142 contracted floating drilling rigs at the end of 2024.

Subsea Robotics revenue:	Amount	Percent of Total Revenue
	(in thousands)
2024	$829,822	31%
2023	752,521	31%
2022	621,921	30%

ROV tooling provides an additional operational interface between an ROV and equipment located subsea. We also provide survey services, including hydrographic survey and positioning services and autonomous underwater vehicles for geoscience.
Manufactured Products. We provide advanced technology product development, manufacturing and project management to industrial, manufacturing, healthcare and warehousing markets. These include:
•various types of subsea umbilicals utilizing steel tubes, thermoplastic hoses, and power and communication cables, along with termination assemblies;
•production control equipment;
•clamp connectors;
•pipeline connector and repair systems;
•subsea and topside control valves;
•subsea chemical injection valves; and
•autonomous mobile robotic technology.
Offshore well operators use subsea umbilicals and production control equipment to control subsea wellhead hydrocarbon flow, monitor downhole and wellhead conditions and perform chemical injection. They are also used to provide power and fluids to other subsea processing hardware, including pumps and gas and oil separation equipment. We also provide mobile robotics solutions, including autonomous mobile robot technology, and turnkey solutions that include project management, engineering design, fabrication/assembly and installation utilizing our autonomous mobile robotic technology, to a variety of industries.

Table of Contents/

Manufactured Products revenue:	Amount	Percent of Total Revenue
	(in thousands)
2024	$555,500	21%
2023	493,692	20%
2022	382,361	19%

Offshore Projects Group. Our OPG segment provides a comprehensive portfolio of integrated subsea project capabilities and solutions, leveraging the range of Oceaneering services, products, engineering and design expertise from all of our segments, including the following:
•subsea installation and intervention, including RLWI and IMR services, principally in the U.S. Gulf of Mexico and offshore Angola, utilizing owned and chartered vessels;
•IWOCS and RWOCS;
•diving services;
•decommissioning services;
•project management and engineered solutions; and
•drill pipe riser services and systems and wellhead load relief solutions.

OPG revenue:	Amount	Percent of Total Revenue
	(in thousands)
2024	$591,037	22%
2023	546,366	22%
2022	489,317	24%

Integrity Management & Digital Solutions. We offer a wide range of asset integrity services to customers worldwide to help ensure the safety of their facilities onshore and offshore, while reducing their unplanned maintenance and repair costs. We also provide third-party inspections to satisfy contractual structural specifications, internal safety standards or regulatory requirements. We provide these services principally to customers in the oil and gas, power generation and petrochemical industries. In the U.K., we provide Independent Inspection Authority services for the oil and gas industry, which include first-pass integrity evaluation and assessment and nondestructive testing services. We perform these services on both onshore and offshore facilities, both topside and subsea. We also provide software, digital and connectivity solutions for the energy industry. In October 2024, we acquired GDi, a U.K.-based provider of asset management, engineering and software services. As the only provider certified by the U.K. Accreditation Service to perform remote visual inspection using point cloud data and photographic images, GDi brings advanced algorithms and data solutions that, when combined with Oceaneering’s engineering expertise, will strengthen Oceaneering’s ability to optimize asset management for customers in industries including oil and gas, utilities, and power generation. GDi’s suite of solutions, including its Vision software, complements Oceaneering’s portfolio by supporting enhanced safety, data quality and integrity, and cost efficiency for customers worldwide.

IMDS revenue:	Amount	Percent of Total Revenue
	(in thousands)
2024	$291,866	11%
2023	255,282	11%
2022	229,884	11%

Aerospace and Defense Technologies. We provide engineering services and manufacturing to the U.S. Department of Defense, National Aeronautics and Space Administration (“NASA”) and major government contractors. We work with our customers to understand their specialized requirements, identify and mitigate risks, and provide them with value-added, maintainable, safe and certified solutions. The segment's largest customer is the U.S. Government with the U.S. Navy and NASA being the primary agencies supported. For the U.S. Navy, we

Table of Contents/
perform engineering services, prototype design building services and repair and maintenance services on submarines and surface ships. We support space exploration and technology development by providing our products and services to NASA, aerospace contractors and commercial space companies. Our U.S. Navy and NASA-related activities substantially depend on continued government funding.

ADTech revenue:	Amount	Percent of Total Revenue
	(in thousands)
2024	$392,936	15%
2023	376,845	16%
2022	342,601	16%

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
We market our Subsea Robotics, Manufactured Products, OPG and IMDS services and products to domestic, international and foreign national energy companies engaged in offshore exploration, development and production. We also provide services and products as a subcontractor to other oilfield service companies operating as prime contractors. In addition, we market our Manufactured Products mobile robotic solutions to domestic and international industrial, manufacturing, healthcare and warehousing industries. Customers for our energy services and products typically award contracts on a competitive-bid basis. These contracts can range from less than one year in duration to multi-year contracts.
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
Major Customers. Our top five customers in 2024, 2023 and 2022 accounted for 31%, 36% and 37%, respectively, of our consolidated revenue. In 2024, 2023 and 2022, four of our top five customers were oil and gas exploration and production companies served by our Energy business segments, with the other one being the U.S. Government, which is served primarily by our ADTech segment. For the year ended December 31, 2024, no individual customer accounted for more than 10% of our consolidated revenue. For the years ended December 31, 2023 and 2022, revenue from one customer, the U.S. Government, accounted for 10% and 11%, respectively, of our total consolidated annual revenue, and no other customer accounted for more than 10% of our total consolidated revenue.
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

Table of Contents/
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
Subsea Robotics. We believe we are the world's largest owner and operator of work-class ROVs employed in energy-related operations. As of December 31, 2024, we owned 250 work-class ROVs. We compete with several major companies on a worldwide basis and with numerous others operating locally in various areas. Competition for ROV services, including ROV tooling, historically has been based on equipment availability, location of or ability to deploy the equipment, quality of service and price. The relative importance of these factors can vary over time based on market conditions. The ability to develop improved equipment and techniques and to attract, train and retain skilled personnel is also an important competitive factor in our markets.
Our survey and positioning services operate in a competitive environment, as one of several companies that provide these services. Additionally, in recent years, we have been targeting increasing our presence in international markets.
Manufactured Products. With our manufactured products business, we are one of several companies that compete on a worldwide basis for the provision of steel tube and thermoplastic control umbilicals. Compared to current and forecasted market demand, coupled with competitors reducing supply capacity, we have seen improvements in the umbilical manufacturing and energy markets. We believe the reduction in capacity by some of our competitors over the last few years, coupled with an increase in demand, should help with balancing a historically over-supplied market.
Within our mobility solutions and entertainment businesses, there are many niche competitors offering specialized services and products, both on a regional and a global basis.
Offshore Projects Group. We perform subsea intervention and hardware installation services, principally in the U.S. Gulf of Mexico and West Africa, from multiservice deepwater vessels. We are one of many companies that offer these services. In general, our competitors can move their vessels to where we operate from other locations with relative ease. However, some of our competitors’ vessels are not Jones Act-compliant, which requires that vessels operating in the U.S. Gulf of Mexico be built and registered in the United States and 75% U.S. owned in order to transport merchandise between points in the United States. Within our service and rental businesses, there are many competitors offering specialized services and products both on a regional and a global basis.
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
The amounts of backlog orders we believed to be firm as of 2024 and 2023 were as follows (in millions):

	As of December 31, 2024		As of December 31, 2023
	Total	1+ yr (1)	Total	1+ yr (1)
Energy
Subsea Robotics	$876	$355	$782	$303
Manufactured Products	604	165	622	194
Offshore Projects Group	416	155	355	121
Integrity Management & Digital Solutions	291	120	332	148
Total Energy	2,187	795	2,091	766
Aerospace and Defense Technologies	252	42	236	23
Total	$2,439	$837	$2,327	$789

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
•workplace health and safety;
•data privacy;
•taxation (including tariffs and retaliatory tariffs);
•license requirements for importation and exportation of our equipment and technology; and

Table of Contents/
•currency conversion and repatriation.
In addition, our Energy business primarily depends on the demand for our services and products from the oil and gas industry and, therefore, is affected by changing taxes, price controls and other laws and regulations relating to the oil and gas industry generally. The adoption of laws and regulations curtailing offshore exploration and development drilling for oil and gas for economic and other policy reasons (such as addressing concerns about climate change or banning offshore exploration and production in certain geographic areas) would adversely affect our operations by limiting demand for our services. We cannot determine the extent to which new legislation, new regulations or changes in existing laws or regulations may affect our future operations.
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
•Compensation and Benefits. We aim to offer competitive compensation packages, including benefit packages tailored to local markets of operation.
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
•Diversity. Given our global footprint and the breadth of skills, qualifications, and perspectives required to achieve our business goals, we endeavor to attract, promote, and retain the best and brightest employees from all populations. Additionally, we value a culture where employees can be authentic at work, live their values, and grow and advance their careers. Our local, regional, and global employee resource groups are open to all Oceaneers and offer opportunities for networking, community-building, and knowledge enhancement.
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
As of December 31, 2024, we had approximately 10,400 employees, of whom approximately 38% were employed in the United States and approximately 62% were employed outside of the United States. Our workforce varies seasonally and typically peaks during the second and third quarter of each year. In 2024, we worked in approximately 50 countries across six continents and employed people representing over 115 different nationalities.
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
Our Code of Conduct outlines Oceaneering’s commitment to honest and ethical conduct, compliance with applicable laws and regulations, prompt internal reporting of potential and actual violations (including a prohibition against retaliation for making good faith reports), accountability for violations and public reporting or disclosures as required by applicable law. While no Code of Conduct can cover every circumstance that may relate to business ethics, our Code of Conduct provides guidance and instructions related to conflicts of interest, anti-bribery and corruption (including management of third-party representatives), fair competition, trade controls, record-keeping,

Table of Contents/
data privacy, protection of confidential and proprietary information, insider trading, respectful workplace, human rights, and more.
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
•factors affecting the level of activity in our entertainment business, including decisions on capital expenditure decisions by entertainment business customers;
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

Table of Contents/
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
•rapid technological changes; and
•social, political, military and economic situations in countries where we do business and the possibilities of civil disturbances, war, other armed conflicts or terrorist attacks.
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

Table of Contents/
INFORMATION ABOUT OUR EXECUTIVE OFFICERS AND DIRECTORS
Executive Officers. The following information relates to our executive officers as of February 14, 2025:

NAME	AGE	POSITION	EXECUTIVE OFFICER SINCE	EMPLOYEE SINCE
Roderick A. Larson	58	President and Chief Executive Officer and Director	2012	2012
Earl F. Childress	59	Senior Vice President and Chief Commercial Officer	2020	2020
Alan R. Curtis	59	Senior Vice President and Chief Financial Officer	2015	1995
Holly D. Kriendler	60	Senior Vice President and Chief Human Resources Officer	2020	2016
Benjamin M. Laura	46	Senior Vice President and Chief Operating Officer	2020	2014
Jennifer F. Simons	48	Senior Vice President, Chief Legal Officer and Secretary	2023	2023
Philip G. Beierl	66	Senior Vice President, Aerospace and Defense Technologies	2018	2005
William R. Merz	61	Senior Vice President, Aerospace and Defense Technologies	2025	2024
Christopher J. Dyer	45	Senior Vice President, Offshore Projects Group	2022	2004
Leonardo P. Granato	51	Senior Vice President, Integrity Management and Digital Solutions	2022	2016
Martin J. McDonald	61	Senior Vice President, Subsea Robotics	2015	1989
Shaun R. Roedel	57	Senior Vice President, Manufactured Products	2020	2009
Catherine E. Dunn	47	Vice President and Chief Accounting Officer	2023	2002

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
Roderick A. Larson has served as President and Chief Executive Officer of Oceaneering since 2017 and as President since 2015. Mr. Larson previously served as Senior Vice President and Chief Operating Officer from 2012 to 2015. Prior to joining Oceaneering in 2012, Mr. Larson was employed by Baker Hughes Incorporated for more than 20 years, where he held various leadership and technical positions, including most recently as President, Latin America Region from 2011 to 2012 and Vice President of Operations, Gulf of Mexico Region, from 2009 to 2011. He has been a director of Newpark Resources, Inc. since 2014. Mr. Larson serves on the boards of the American Petroleum Institute and the National Ocean Industries Association and was the 2021 Chair of the Energy Workforce and Technology Council.
Earl F. Childress joined Oceaneering in 2020 as Senior Vice President, Business Development and assumed his current role as Senior Vice President and Chief Commercial Officer in the same year. From 2015 to 2020, he served as Executive Vice President of Strategy and Business Development for Teledyne Marine, and as General Manager of Teledyne Seismic and Teledyne RD Instruments. Prior to 2015, Mr. Childress served in sales, marketing and strategy roles for Teledyne, including mergers and acquisitions in marine instrumentation markets.
Alan R. Curtis became Senior Vice President and Chief Financial Officer in 2015. Prior to that time, Mr. Curtis served as Senior Vice President, Operations Support from 2014. Mr. Curtis joined Oceaneering as Financial Controller in 1995.
Holly D. Kriendler was appointed as Senior Vice President and Chief Human Resources Officer in 2020, with responsibility for Oceaneering’s human resources, global mobility and operations training functions. She joined Oceaneering in 2016 as Vice President, Human Resources and was appointed as its Chief Human Resources Officer in 2018. Prior to joining Oceaneering, Ms. Kriendler served in human resources leadership positions from 2006 to 2016 at affiliates of Tyco International Ltd. and successor entities, including most recently as Vice President, Human Resources for The ADT Corporation from 2011. Ms. Kriendler has more than 25 years of experience in human resources management.
Benjamin M. Laura assumed the role of Senior Vice President and Chief Operating Officer in 2025. Prior to that time, from 2014 to 2022 he served in the positions of Senior Vice President and Chief Innovation Officer, Senior

Table of Contents/
Vice President, Offshore Projects Group, Senior Vice President, Service and Rental, Vice President, Service, Technology & Rentals, and Director, Subsea Services in 2014, when he joined Oceaneering. Prior to joining Oceaneering, Mr. Laura worked for Baker Hughes Incorporated as the Vice-President and Managing Director for Baker Hughes do Brasil.
Jennifer F. Simons joined Oceaneering in 2023 as Senior Vice President, Chief Legal Officer and Secretary. She previously worked for Parker Drilling Company and various of its subsidiaries (“Parker Wellbore”) from 2010, most recently as Senior Vice President, Chief Administrative Officer, General Counsel and Corporate Secretary from 2020, responsible for legal and compliance, commercial management, enterprise risk management, HSSE, supply chain, quality, and HR information systems. Prior to that, she served in various roles including Vice President, General Counsel and Corporate Secretary from 2018, and General Manager of Parker Wellbore’s Canadian offshore drilling operations from 2016. Before Parker Wellbore, Ms. Simons practiced law with Chamberlain, Hrdlicka, White, Williams & Aughtry.
Philip G. Beierl, became Senior Vice President, Aerospace and Defense Technologies in 2020 and Senior Vice President, Advanced Technologies in 2018. Prior to that time, Mr. Beierl served as Vice President, Advanced Technologies from 2018 and held leadership positions in the Oceaneering Technologies unit, most recently as its Vice President and General Manager from 2014. Before joining Oceaneering in 2005, he served in the U.S. Navy for over 25 years.
William R. Merz became Senior Vice President, Aerospace and Defense Technologies in 2025. He joined Oceaneering in 2024 as Vice President, Aerospace and Defense Technologies, from his position as Vice President of Operations for Entergy in Houston. Prior to joining Oceaneering, Mr. Merz served 36 years in the U.S. Navy as a nuclear submarine officer, a career that culminated in command of the U.S. Seventh Fleet and senior Pentagon positions as the Navy’s Requirements Officer (OPNAV N9), Operations/Policy Officer (OPNAV N3/N5), and Director of Undersea Warfare.
Christopher J. Dyer became Senior Vice President, Offshore Projects Group in 2022. Prior to that time, he served as Vice President, Offshore Projects Group–Americas and Director, Offshore Projects Group–Americas from 2020 to 2022. Prior to our segment realignment, he served within our Service and Rental business unit as: Director, Intervention from 2019; Global Service Line Manager from 2018; and Service Line Manager from 2016. Mr. Dyer joined Oceaneering as a Project Engineer in 2004 in our Space Systems division.
Leonardo P. Granato became Senior Vice President, Integrity Management and Digital Solutions in 2022. Prior to that time, Mr. Granato served as Brazil Country Manager from 2019 and as Business Development–Managing Director Brazil from 2018. Mr. Granato joined Oceaneering as Director of Service Excellence for the Service and Rental business unit in 2016. Prior to joining Oceaneering, Mr. Granato served in roles of increasing responsibility with Baker Hughes Incorporated and Baker Hughes do Brasil, including most recently as Latin America HSE Director from 2014 to 2016.
Martin J. McDonald became Senior Vice President, Subsea Robotics in 2020 and Senior Vice President, Remotely Operated Vehicles in 2016, after 27 years with Oceaneering. Previously, he served as Vice President of Oceaneering’s ROV operations in the eastern hemisphere from 2008, and General Manager of those operations from 2006.
Shaun R. Roedel became Senior Vice President, Manufactured Products in 2020 and Vice President Subsea Manufactured Products in 2017. He joined Oceaneering in 2009 as Assistant General Manager/Group Project Manager of the umbilical plant in Panama City, Florida. Prior to joining Oceaneering, Mr. Roedel was the head of project management for Siemens Dematic from 1997 to 2004 and the head of project management and construction for Vanderlande Industries from 2004 to 2009. Mr. Roedel served in the U.S. Navy from 1990 to 1997.
Catherine E. Dunn became Vice President and Chief Accounting Officer in 2023. She joined Oceaneering in 2002 and has served as Corporate Controller since 2012. Prior to joining Oceaneering, Mrs. Dunn was with Arthur Andersen. Mrs. Dunn holds a Bachelor’s degree in Accounting from Louisiana State University and is a Certified Public Accountant.

Table of Contents/
Directors. The following information relates to our directors as of February 14, 2025:

NAME	POSITION	TITLE AND COMPANY	DIRECTOR SINCE
M. Kevin McEvoy	Chair of the Board	Independent Lead Director of EMCOR Group, Inc.	2011
Karen H. Beachy	Director	Principal Consultant of Think B3 Consulting, LLC and Director of Pangaea Logistics Solutions Ltd.	2021
William B. Berry	Director	Director (Ret.) of Continental Resources, Inc.	2016
Deanna L. Goodwin	Director	Director of Arcadis NV and Kosmos Energy Ltd.	2018
Roderick A. Larson	Director	President and Chief Executive Officer of Oceaneering International, Inc. and Director of Newpark Resources, Inc.	2017
Paul B. Murphy, Jr.	Director	Executive Vice Chairman (Ret.) of Cadence Bank and Director of the general partner of Natural Resource Partners L.P.	2012
Reema Poddar	Director	Director of MeridanLink, Inc.; Director of Accion Labs Group Holdings, Inc.; and Director of OptimEyes AI	2024
Jon Erik Reinhardsen	Director	Chairman of Equinor ASA	2016
Steven A. Webster	Director	Managing Partner of AEC Partners L.P.; Trust Manager of Camden Property Trust; and Director (Ret.) of Callon Petroleum Company	2015

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
We derive most of our revenue from customers in the offshore oil and gas exploration, development and production industry. The offshore oil and gas industry is a historically cyclical industry characterized by significant changes in the levels of exploration and development activities. Oil and gas prices, and market expectations of potential changes in those prices, significantly affect the levels of those activities. Worldwide political, economic and military events have contributed to oil and gas price volatility and are likely to continue to do so in the future. In addition, there is ongoing uncertainty regarding the long-term outlook for offshore drilling in the United States, including the U.S. Gulf of Mexico, as a result of a ban by the previous presidential administration pursuant to the Outer Continental Shelf Lands Act on future oil and gas leasing on the entire U.S. East coast, the eastern Gulf of Mexico, the Pacific off the coasts of Washington, Oregon, and California, and additional portions of the Northern Bering Sea in Alaska. Any prolonged reduction in the overall level of offshore oil and gas exploration and development activities, whether resulting from changes in oil and gas prices, limitations on access to capital for such activities, governmental actions or regulatory developments or otherwise, could materially and adversely affect our financial condition and results of operations in our operating segments within our Energy business. Some factors that have affected and are likely to continue affecting oil and gas prices and the level of demand for our services and products include the following:
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
•technological advances that impact the demand for energy, as well as the production of oil and gas;
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

Table of Contents/
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
A significant portion of our revenue is attributable to operations in foreign countries. These activities accounted for approximately 58% of our consolidated revenue in 2024. Risks associated with our operations in foreign areas include risks of:
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
•changing political conditions;
•changing foreign trade policies and tariffs;
•changing foreign and domestic monetary policies; and
•social, political, military and economic situations in foreign areas where we do business and the possibilities of civil disturbances, war, other armed conflict, terrorist attacks or acts of piracy.

Table of Contents/

Changes in U.S. foreign trade policies, including as a result of the new presidential administration, could lead to the imposition of additional trade barriers and tariffs on us. We cannot predict what changes to trade policy will be made by the current or a future presidential administration or Congress, including whether existing tariff policies will be maintained or modified or whether the entry into new bilateral or multilateral trade agreements will occur, nor can we predict the effects that any such changes would have on our business. Changes in U.S. trade policy have resulted and could again result in reactions from U.S. trading partners, including adopting responsive trade policies making it more difficult or costly for us to export our products to countries where we currently sell products. Such changes in U.S. trade policy or in laws and policies governing foreign trade, and any resulting negative sentiments towards the United States as a result of such changes, could materially and adversely affect our business, operations, financial condition and results of operations.

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
Legislation to regulate greenhouse gas emissions has, from time to time, been introduced in the U.S. Congress and such legislation may be proposed or adopted in the future. In addition, the Environmental Protection Agency (“EPA”) has adopted regulations addressing greenhouse gas emissions, including the EPA’s final methane rules, which impose several new methane emission requirements on the oil and gas industry, announced on December 2, 2023, during the United Nations Climate Change Conference in the United Arab Emirates (“COP28”) and published on March 8, 2024. There also have been international efforts seeking legally binding reductions in greenhouse gas emissions, as well as non-binding efforts, including the non-binding agreement by more than 190 governments at COP28 to transition away from fossil fuels and encourage the growth and expansion of renewable energy. The United States was actively involved in the negotiations at the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change in Paris, which led to the creation of the “Paris Agreement.” The Paris Agreement requires the signatory countries to review and "represent a progression" in their nationally determined contributions, which set emissions reduction goals, every five years.
It is not possible at this time to predict the timing and effect of climate change or to predict the effect of the Paris Agreement (or similar international agreements) or whether additional greenhouse gas legislation, regulations or other measures will be adopted. However, more aggressive efforts by governments and non-governmental organizations to reduce greenhouse gas emissions may occur and any such future laws and regulations could result in increased compliance costs or additional operating restrictions applicable to our Energy business customers and/or us. For example, in August 2022, President Biden signed the Inflation Reduction Act (“IRA”) into law, which imposes a charge on methane emissions from certain petroleum and natural gas system facilities and could have an indirect impact on demand for the goods and services of our Energy business, and on December 2, 2023 during COP28, the EPA announced its final methane rules, which impose several new methane emission requirements on the oil and gas industry. The EPA’s final methane rule was published on March 8, 2024. In November 2024, at the Conference of the Parties to the United Nations Framework Convention on Climate Change in Baku, Azerbaijan, the EPA announced its final rule implementing the waste emissions charge pursuant to the IRA. Additionally, laws or regulations requiring the collection, measurement and reporting of information and metrics related to climate-related matters (including greenhouse gas emissions) could increase our operating costs and as a result adversely impact our business, financial condition, results of operations and cash flows.
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
The adoption of additional climate change laws or regulations in the future could result in increased costs for our Energy business customers and us to (1) operate and maintain operating facilities, (2) install new emission controls or abatement technologies (such as CCS technologies) in operating facilities and (3) administer and manage greenhouse gas emissions programs. If we are unable to recover or pass through a significant level of our costs related to complying with climate change regulatory requirements imposed on us, they could have a material adverse effect on our results of operations and financial condition. Further, such legislation or regulation could prevent customer projects from going forward, thereby potentially reducing the need for our products and services. In addition, to the extent financial markets and insurance carriers view climate change and the greenhouse gas emissions of our Energy business customer base as a financial risk, this could negatively impact our cost of and access to capital and insurance.
We may also communicate certain climate-related initiatives, commitments and goals in our SEC filings or in other disclosures, which subjects us to additional risks, including the risk of being accused of greenwashing. Alternatively, we may be accused of “greenhushing” for the failure to communicate certain climate-related initiatives, commitments and goals.

Table of Contents/

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
Misconduct, fraud, non-compliance with applicable laws and regulations, or other improper activities by one or more of our employees, agents or partners could have a significant negative impact on our business and reputation. Such misconduct could include the failure to comply with the U.S. Foreign Corrupt Practices Act ("FCPA"), which prohibits companies and their intermediaries from making improper payments to non-U.S. officials, as well as the failure to comply with government procurement regulations, regulations on lobbying or similar activities, regulations pertaining to the internal controls over financial reporting and various other applicable laws or regulations, including the U.K. Bribery Act. We operate in some countries that international corruption monitoring groups have identified as having high levels of corruption. Our activities create the risk of unauthorized payments or offers of payments by one of our employees or agents that could be in violation of the FCPA or other applicable anti-corruption laws. The precautions we take to prevent and detect misconduct, fraud or non-compliance with applicable laws and regulations may not be effective, and we could face unknown risks or losses. In December 2024, the Chinese government placed restrictions on and sanctioned our company and certain executives in response to recent U.S. announcements of military sales and aid to Taiwan and in response to the recent approval of the U.S. government’s annual defense spending. We will continue to follow U.S. Government guidance as it relates to sales to Taiwan and do not currently expect a material impact to our business from these actions. Our failure to comply with applicable laws or regulations or acts of misconduct could subject us to fines, penalties or other sanctions, which could have a material adverse effect on our business and our consolidated financial condition, results of operations and cash flows.
Laws and governmental regulations may add to our costs or adversely affect our operations.
Our business is affected by changes in public policy and by federal, state, local and foreign laws and regulations, including those relating specifically to the offshore oil and gas industry. Offshore oil and gas exploration and production operations are affected by tax, environmental, safety and other laws, by changes in those laws, application or interpretation of existing laws, and changes in related administrative regulations. It is possible that such new laws and regulations, or changes to the application or interpretation of existing laws and regulations, may significantly increase our operating costs and those of our customers, or otherwise directly or indirectly affect our operations.
On August 16, 2022, President Biden signed the IRA into law. The IRA contains several revisions to the Internal Revenue Code, including a 15% corporate minimum tax for taxpayers with adjusted financial statement income in excess of $1.0 billion and a 1% excise tax on corporate stock repurchases made after December 31, 2022. We continue to analyze the potential impact of the IRA on our consolidated financial statements and to monitor guidance issued by the U.S. Department of the Treasury.

Table of Contents/
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
The United States experienced inflationary pricing and increasing construction and labor costs in 2023 and 2022. While the pace of inflation has reduced since 2022, future changes in inflation could have an adverse impact on our business and our financial condition by increasing our costs of materials and labor. In addition, changing and future monetary policies and actions of the Federal Reserve that result from such adverse market and economic conditions (such as raises to the target federal funds rate) could adversely affect our ability to obtain financing and raise our (or our customers’) cost of capital. In a highly inflationary environment, we may be unable to raise pricing for our energy services and products at or above the rate of inflation, which could reduce our profit margins and our

Table of Contents/
cost of capital, labor and materials could increase, which could have an adverse impact on our business and our financial condition.
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
Strategic Risks Related to our Business
Our business strategy contemplates future acquisitions or dispositions. Acquisitions of other businesses or assets and dispositions of our current businesses or assets present various risks and uncertainties.
We may pursue growth through the acquisition of businesses or assets that will enable us to broaden our service and product offerings and expand into new markets, and, from time to time, we may also consider dispositions of non-strategic assets. We may be unable to implement this element of our growth strategy or our long-term strategy if we cannot identify suitable businesses or assets, reach agreement on potential strategic acquisitions on acceptable terms or for other reasons, or obtain the fair value of the assets or businesses we may sell. Moreover, acquisitions and dispositions involve various risks, including:
•difficulties relating to the assimilation of personnel, services and systems of an acquired business and the assimilation of marketing and other operational capabilities;
•challenges resulting from unanticipated changes in customer and other third-party relationships subsequent to acquisition;

Table of Contents/
•additional financial and accounting challenges and complexities in areas such as tax planning, treasury management, financial reporting and internal controls;
•assumption of liabilities of an acquired business, including liabilities that were unknown at the time the acquisition transaction was negotiated;
•future realizability of noncash consideration;
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

Table of Contents/
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

Table of Contents/
could be negatively impacted by a breach or interruption of systems that originates from, or compromises, third-party networks or devices outside of our control.
We have experienced cyber incidents in the past and, although none have been material, we may experience cybersecurity incidents and security breaches in the future. Threats to our IT and OT systems associated with cybersecurity risks, cyber incidents and cyberattacks continue to grow in sophistication and scale. Risks associated with these threats include disruptions of certain systems on our vessels or systems utilized to operate our ROVs; other impairments of our ability to conduct our operations; interruption of internal critical services; interruption of external critical services to customers; interruption of our ability to bill or collect payment from customers; loss of or damage to intellectual property, proprietary information or employee or customer data; disruption of our customers’ operations; loss or damage to our employee or customer data delivery systems; damage to our reputation or customer or other business relationships; inability to comply with our contractual or regulatory obligations in a timely manner which could result in civil litigation, regulatory investigations or other enforcement actions by governmental authorities and associated costs, fines or penalties; increased costs to prevent, respond to or mitigate cybersecurity incidents; and diversion of management or work force attention. Such a cyber incident could have a material adverse effect on our business and our consolidated financial condition, results of operations and cash flows.
In addition, certain cyberattacks and related incidents, such as reconnaissance or surveillance by threat actors, may remain undetected for an extended period notwithstanding our monitoring and detection efforts. The increased use of artificial intelligence by threat actors has amplified risks, as AI-driven cyberattacks can automate the discovery of vulnerabilities, generate highly convincing phishing attempts, and evade traditional detection methods. These capabilities may enable attackers to mount more effective and persistent campaigns against our infrastructure. As a result, we may be required to incur additional costs to modify or enhance our IT or OT systems to prevent or remediate any such attacks. While we continue to evaluate potential replacements or upgrades of existing systems, the implementation of new systems or upgrades to existing systems subjects us to inherent costs and risks associated with replacing or changing these systems, including potential disruption of our internal control structure, substantial capital expenditures, demands on management time and other risks. In addition, potential upgrades or updates may not result in productivity improvements at the levels anticipated, or at all. Moreover, the implementation of new, updated, or upgraded systems may cause disruptions in our business operations. Any such disruption, and any other system disruptions, if not anticipated and appropriately mitigated, could have a material adverse effect on our operations.
Finally, laws and regulations we may be subject to governing cybersecurity, such as obligations under the Cyber Incident Reporting for Critical Infrastructure Act, pose increasingly complex compliance challenges, and failure to comply with these laws and regulations could result in fines, penalties, legal liability and damage to our reputation and customer or other business relationships.
Changes in data privacy and security laws, regulations and standards, and emerging laws, regulations and standards surrounding artificial intelligence (“AI”), may adversely impact our business.
Data privacy and security have become significant regulatory issues and the subject of rapidly evolving laws globally and in the United States. As a result, we are subject to a growing patchwork of privacy regulations imposed by jurisdictions where we operate, including under the European Union’s and U.K.’s General Data Protection Regulation, Brazil’s General Data Protection Law and in the United States under various state privacy frameworks, such as the California Consumer Privacy Act, the Texas Data Privacy and Security Act, and many more. These regulatory frameworks apply to activities related to the collection, use, disclosure, and transfer of personal data that may be conducted by us or directly or indirectly through our vendors or subcontractors.
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

Table of Contents/
failure by us to comply with these laws and regulations, including as a result of a personal data breach, could result in significant penalties and liabilities for us.
Our business and operations could become subject to future legislation, regulation, enforcement strategies and regulatory or judicial interpretations beyond those currently proposed, adopted or contemplated in the U.S. and abroad. Emerging regulatory trends, particularly regarding AI, present new challenges. Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations, and policies, such as audits and data transfer restrictions that could be applicable to our business, may limit the use and adoption of, and reduce the overall demand for, our solutions.
Finally, if we acquire an entity that has violated or is not in compliance with applicable data privacy and, security laws or regulations (or contractual provisions), we may experience similar adverse consequences.
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

Table of Contents/
None.
Item 1C.     Cybersecurity.
Risk Management and Strategy
Oceaneering continues to make cybersecurity a priority as the threat landscape evolves and becomes increasingly complex and sophisticated.
Managing Material Risks & Integrated Overall Risk Management
The Company has strategically integrated cybersecurity risk management into its broader risk management framework to promote a company-wide culture of cyber risk awareness. Our Chief Information Technology Officer (“CITO”) and Chief Information Security Officer (“CISO”) work closely with our Enterprise Risk Committee to continuously evaluate and address cyber risks in alignment with business objectives, operational needs and industry-accepted standards, such as the National Institute of Standards and Technology (“NIST”) and the Cybersecurity Maturity Model Certification (“CMMC”) frameworks.
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
Engaging Third Parties on Risk Management
Recognizing the complexity and evolving nature of cybersecurity risk, Oceaneering engages with a range of external support, including cybersecurity consultants, in evaluating, monitoring and testing our cyber management systems and related cyber risks. The Company’s collaboration with these third parties includes audits, threat and vulnerability assessments, incident response plan testing, company-wide monitoring of cybersecurity risks and consultation on security enhancements.
Managing Third Party Risk
Oceaneering recognizes the risks associated with the use of vendors, service providers and other third parties that provide information system services to us, process information on our behalf, or have access to our information systems, and the Company has processes in place to oversee and manage these risks. We conduct thorough risk-weighted security assessments of various third parties and maintain ongoing monitoring to ensure compliance with our cybersecurity standards. This monitoring includes both annual assessments and assessments on an ongoing basis.
Risks from Cybersecurity Incidents
To our knowledge, Oceaneering has not been subject to cybersecurity incidents that have materially affected, or are reasonably likely to materially affect the Company, its operations or financial standing.
Governance
Risk Management Personnel
Oceaneering’s cybersecurity risk management program is overseen by management at multiple levels. The CITO and the Director of IT Security play key roles in assessing, monitoring and managing the Company’s cybersecurity risks with support of the Enterprise Risk Committee, as well as dedicated information technology and security personnel. Our CITO has 20 years of experience as an information technology executive, and earned a Bachelor’s

Table of Contents/
and Master’s degrees in Management Information Systems. Our Director of IT Security has 25 years of experience managing global information technology security and has served as Oceaneering’s CISO since 2018. Our Director of IT Security earned a Bachelor’s degree in Business and has several relevant certifications including Risk and Information Systems Control (“CRISC”), Information Systems Auditor (“CISA”), Information Systems Security Architecture (“ISSAP”), Security Certified Network (“SCNP”), Information Systems Security (“CISSP”) and Cisco Certified Network Associate (“CCNA”).
Monitor Cybersecurity Incidents
Our CITO and the Director of IT Security are continually informed and updated about the latest developments in cybersecurity, including emerging threats and innovative risk management techniques. They implement and oversee processes for the regular monitoring of our information systems. This includes the deployment of advanced security measures and regular system audits to identify potential vulnerabilities. In the event of a cybersecurity incident, the Company is equipped with a defined and practiced incident response plan managed by a dedicated Cybersecurity Event Response Team and Corporate Crisis Management Team. This plan includes immediate actions to mitigate the impact and long-term strategies for remediation and prevention of future incidents.
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
In addition, our Board receives regular presentations from management about cyber risks and controls and has received formal cyber risk training from external advisors. Our Chairman of the Board, Mr. M. Kevin McEvoy, and Ms. Reema Poddar, member of the Board, have each earned a National Association of Corporate Directors (“NACD”) Cybersecurity Oversight certification and a Computer Early Response Team (“CERT”) Cybersecurity Oversight Certification from Software Engineering Institute, and our Board is composed of directors with diverse qualifications, skills and expertise, including risk management, technology and finance, that we believe equip them to oversee cybersecurity risks effectively.
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
Energy. In general, our Energy business segments share facilities. Our location in Morgan City, Louisiana consists of ROV manufacturing and training facilities, vessel docking facilities, open and covered warehouse space and offices. The Morgan City facilities primarily support ROV and other operations in the United States. We have additional regional and operational support offices for our North Sea, Africa, Brazil and Southeast Asia operations in the following locations:
•Aberdeen, U.K.;
•Stavanger and Bergen, Norway;
•Abu Dhabi, United Arab Emirates;
•Rio de Janeiro and Macaé, Brazil;
•Luanda, Angola;

Table of Contents/
•Chandigarh, India;
•Perth, Australia;
•Selangor, Malaysia;
•Baku, Azerbaijan;
•Newfoundland, Canada; and
•Loyang, Singapore.
Our principal manufacturing and assembly facilities are located in or near the following locations:
•Houston, Texas;
•Port Fourchon and Lafayette, Louisiana;
•Orlando and Panama City, Florida;
•Aberdeen and Rosyth, Scotland;
•Nodeland and Stavanger, Norway;
•Luanda, Angola;
•Utrecht, Netherlands;
•Selangor, Malaysia;
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
On February 14, 2025, there were approximately 271 holders of record of our common stock. On that date, the closing sales price, as quoted on the New York Stock Exchange, was $25.48. Although our Board has not declared quarterly dividends since 2017, we review our dividend position on a quarterly basis. The payment of future dividends will depend on our results of operations, financial condition, cash requirements, future business prospects, contractual and indenture restrictions and other factors deemed relevant by our Board of Directors.
In December 2014, our Board of Directors approved a share repurchase program under which we may repurchase up to 10 million shares of our common stock on a discretionary basis. The program calls for any repurchases to be made in the open market, or in privately negotiated transactions from time to time, in compliance with applicable laws, rules and regulations, including Rule 10b-18 under the Securities Exchange Act of 1934, as amended, subject to market and business conditions, levels of available liquidity, cash requirements for other purposes, applicable legal requirements and other relevant factors. The timing and amount of any repurchases will be determined by management based on its evaluation of these factors. We expect that any shares repurchased under the program will be held as treasury stock for future use. The program does not obligate us to repurchase any particular number of shares. Under the program, we had repurchased 2.0 million shares of our common stock for $100 million through December 31, 2015. We did not repurchase any shares from January 2016 through August 2024. In 2024, we repurchased 0.8 million shares of our common stock for $20 million. From the inception of this program through December 31, 2024, we have repurchased approximately 2.8 million shares of our common stock for a total cost of approximately $120 million. As of December 31, 2024, we had 7.2 million shares remaining for repurchase under the December 2014 authorization.
Repurchases of Equity Securities
Share repurchase activity during the three-month period ending December 31, 2024, was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs

October 1 - 31, 2024	200,000	$24.78	200,000	7,377,771
November 1 - 30, 2024	108,500	$24.99	108,500	7,269,271
December 1 - 31, 2024	94,698	$25.22	94,698	7,174,573
	403,198		403,198

(1)
All purchases during the covered periods were made under the share repurchase program, which was approved by our Board of Directors in December 2014 and which authorized the repurchase of up to 10 million shares of our common stock on a discretionary basis. Under the program, which has no expiration date, we had repurchased 2,000,000 shares for $100 million through December 31, 2015 and 422,229 shares for $10 million in the third quarter of 2024.

Table of Contents/
PERFORMANCE GRAPH
The following graph compares our total shareholder return to the Standard & Poor's 500 Stock Index (“S&P 500”) and the PHLX Oil Service Sector Index from December 31, 2019 through December 31, 2024. The PHLX Oil Service Sector Index is designed to track the performance of a set of companies involved in the oil services sector.
It is assumed in the graph that: (1) $100 was invested in Oceaneering Common Stock, the S&P 500 and the PHLX Oil Service Sector Index on December 31, 2019; and (2) any Oceaneering dividends are reinvested. The shareholder return shown is not necessarily indicative of future performance.

Comparison of Cumulative Shareholder Return
$250
$200
$150
$100
$50
$0
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
Oceaneering International, Inc.
S&P 500 Index
PHLX Oil Service Sector Index

	December 31,
	2019	2020	2021	2022	2023	2024

Oceaneering International, Inc.	100.00	53.32	75.86	117.30	142.72	174.92
S&P 500 Index	100.00	118.40	152.39	124.79	157.59	197.02
PHLX Oil Service Sector Index	100.00	57.92	69.94	112.94	115.10	101.68

Table of Contents/

Item 6.    [Reserved]

Table of Contents/
Item 7.Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following information should be read in conjunction with the information contained in “Part I. Item 1. Business,” “Part I. Item 1A. Risk Factors” and the audited consolidated financial statements and the notes thereto included under “Item 8. Financial Statements and Supplementary Data” elsewhere in this annual report on Form 10-K. For management's discussion and analysis of our financial condition and results of operations for fiscal year 2023 as compared to fiscal year 2022, please refer to Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Form 10-K for the fiscal year ended December 31, 2023, filed with the Securities and Exchange Commission ("SEC") on February 23, 2024.
Certain statements in this annual report on Form 10-K, including, without limitation, statements regarding the following matters, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995:
•our business strategy;
•industry conditions and commodity pricing;
•seasonality;
•our expectations about 2025 revenue and results of operations, including items below the income from operations (“operating income”) line and segment operating results, and the factors underlying those expectations, including our expectations about demand and pricing for our energy services and products as a result of the factors we specify in “Overview of our Results” and “Results of Operations” below;
•our ability to successfully manage the integration of acquisitions, including the realization of synergies and opportunities for growth and innovation, and the challenges of divestitures;
•our expectations about the balance between energy transition and energy security;
•our emissions reduction targets;
•our backlog, to the extent backlog may be an indicator of future revenue or productivity;
•projections relating to floating rig demand and subsea tree installations;
•our expectations about our ROV fleet utilization, pricing and margins in the future;
•the adequacy of our sources of liquidity, cash flows and capital resources to support our operations and internally generated growth initiatives;
•the collectability of accounts receivable and realizability of contract assets at the amounts reflected on our most recent balance sheet;
•our future working capital needs and our projected capital expenditures for 2025;
•transactions we may engage in to manage our outstanding debt prior or maturity;
•our plans for future operations (including planned additions to and retirements from our remotely operated vehicle (“ROV”) fleet);
•our ability and intent to repatriate cash from foreign countries where we have operations;
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

Table of Contents/
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
•we are deploying our competencies and capabilities to serve the energy-transition markets, including those utilizing offshore wind installations (fixed and floating), nuclear, hydrogen, carbon capture and sequestration, and tidal energy technologies; and
•we are diversifying our businesses outside the energy industry into new strategic growth areas, such as mobility solutions and digital asset management, as well as increasing our participation in the defense and aerospace sectors.
We are committed to the research and development of products and services designed to assist our Energy business (defined below) customers in producing energy safely and securely, with decreased risk to humans and marine life, and reduced environmental impacts. For example, we established our first Onshore Remote Operation Center (“OROC”) in Norway in 2015 and have since set up additional dedicated sites in the United States (“U.S.”). OROCs enable customers to reduce their carbon footprint by relocating offshore workers to onshore control centers, thereby enhancing human health and safety, fostering greater collaboration and enabling faster responses to real-time events.
We are also committed to reducing our own energy consumption and the greenhouse gas emissions attributable to our operations. With the help of a third-party consultant over the past several years, we performed a global review of our assets and operations and identified our Scope 1 and Scope 2 emissions for our 2022 baseline in accordance with best practice greenhouse gas accounting methodologies, including the Greenhouse Gas Protocol. In 2023, we established and announced our 2030 greenhouse gas Scope 1 and Scope 2 emission reduction targets against a 2022 baseline. Our 2024 Task Force on Climate-Related Financial Disclosures Report (the “TCFD Report,” which is not incorporated by reference in this Annual Report) outlines our continued commitment to managing the risks and opportunities from climate change and contains our emissions reduction targets as well as our 2022 and 2023 Scope 1 and Scope 2 greenhouse gas emissions data. Our capital investments and expenses required to achieve our goals cannot be estimated at this time.
Overview of Our Results
The table that follows sets out our revenue and operating results for 2024 and 2023.

	Year Ended December 31,
(dollars in thousands)	2024	2023
Revenue	$2,661,161	$2,424,706
Operating Income (Loss)	246,270	181,328
Operating Income (Loss) %	9%	7%
Net Income (Loss)	147,468	97,403
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

Table of Contents/
Our business primarily depends on the level of spending on offshore developments and related operating activities by our customers in the energy industry. Compared to 2024, our 2023 revenue increased 10% to $2.7 billion, with revenue growth in all of our operating segments. Consistent with the prior year, we generated a substantial majority of our revenue from services and products we provided to the energy industry in 2024. Consolidated operating income improved during 2024 as compared to 2023 with declines in our IMDS and ADTech segments being more than offset by increases in all other segments.
We had operating income of $246 million in 2024 and operating income of $181 million in 2023. In 2024, on a consolidated level, we had net income of $147 million, or diluted earnings of $1.44 per share, compared to net income of $97 million, or diluted earnings of $0.95 per share, in 2023. The increases in 2024 operating income and net income as compared to 2023 were primarily due to higher revenue in all of our segments as a result of increased activity in energy markets and related growth in our energy businesses. All of our segments, except for IMDS and ADTech, achieved improved sequential annual operating results, led by our Subsea Robotics segment.
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

	2024	2023
Average number of floating rigs under contract	146	147
ROV days on hire (in thousands)	61	62
ROV utilization	67%	68%
Demand for floating rigs is a leading indicator of the strength of the deepwater market. According to comprehensive industry data compiled and published by a leading provider of financial data and market intelligence, excluding rigs under construction, at the end of 2024 there were 192 floating drilling rigs in operation or available for work throughout the world, with 142 of those rigs under contract. The average contracted offshore floating rig count in 2024 was essentially flat at approximately 146 rigs.
Outlook
2025 financial results are expected to improve year-over-year, based on 2024 year-end backlog and ongoing supportive market fundamentals. The number of subsea tree orders and installations is a leading indicator and is the primary demand driver for our Manufactured Products lines. According to data published by a world-leading analysis and consultancy company for the energy sector in December 2024, there are projected to be 285 tree awards and 349 subsea tree installations in 2025, compared to 216 tree awards and 330 installations in 2024 and 239 tree awards and 291 installations in 2023.
We are expecting increased revenue and operating income in 2025 as compared to 2024 for each of our operating segments, led by Subsea Robotics, Manufactured Products and ADTech. We are expecting sequential improvement in our 2025 operating results as compared to 2024 based on our expectations for continued improvement in pricing and margins in our energy-focused businesses and improved margins in our government-focused businesses.
We expect improved results in our Subsea Robotics segment in 2025 based on continued pricing momentum and similar activity levels in our ROV business. Results for tooling-based services are expected to generally follow ROV days utilized and our survey businesses are expected to improve.
We expect our Manufactured Products segment operating results in 2025 to improve on increased revenue, primarily based on 2022 through 2024 order intake in our energy businesses. We believe results will improve on increased conversion of the higher margin backlog activity in our energy businesses compared to 2024 and improved performance in our non-energy products. Our Manufactured Products backlog was $604 million as of December 31, 2024.
We expect operating results for our OPG segment to improve in 2025 due to increased international activity and an increase in higher margin intervention and installation projects. We also expect no major vessel dry dock costs and improved vessel utilization in 2025.
We anticipate our 2025 operating results for IMDS will improve due to higher revenue from enhanced contract terms. Additionally, we anticipate results in 2025 will improve compared to 2024 as a result of a loss recorded in

Table of Contents/
2024 from the sale of our Maritime Intelligence business.
We project our ADTech 2025 operating results to be higher on increased revenue as compared to 2024. We anticipate growth in all three of our government-focused businesses.
For 2025, we anticipate Unallocated Expenses to average approximately $45 million per quarter, with the year-over year increase primarily due to the planned implementation of our new enterprise resource planning (“ERP”) system.
Effects of Inflation and Changing Prices
In order to minimize the negative impact of inflation on our operations, we attempt to cover the increased cost of anticipated changes in labor, material and service costs, either through an estimate of those changes, which we reflect in the original price, or through price escalation clauses in our contracts. Our ability to manage inflation going forward is dependent in part on our continued ability to obtain price escalation clauses in our contracts. While headline inflation was relatively low in 2024, future changes in the rate of inflation could have a material impact on our results in the future, including if we are unable to reflect such anticipated inflation in the original price.
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

Table of Contents/

	Year ended December 31,
(dollars in thousands)	2024	2023
Subsea Robotics
Revenue	$829,822	$752,521
Operating Income (Loss)	235,211	174,293
Operating Income (Loss)%	28%	23%
ROV Days Available	91,500	91,250
ROV Days Utilized	61,382	61,874
ROV Utilization %	67%	68%
Manufactured Products
Revenue	555,500	493,692
Operating Income (Loss)	43,000	35,551
Operating Income (Loss)%	8%	7%
Backlog at end of period	604,000	622,000
Offshore Projects Group
Revenue	591,037	546,366
Operating Income (Loss)	73,699	64,546
Operating Income (Loss)%	12%	12%
Integrity Management & Digital Solutions
Revenue	291,866	255,282
Operating Income (Loss)	9,827	13,373
Operating Income (Loss)%	3%	5%
Total Energy
Revenue	$2,268,225	$2,047,861
Operating Income (Loss)	361,737	287,763
Operating Income (Loss)%	16%	14%

Subsea Robotics. During the year ended December 31, 2024, we retired eight of our conventional work-class ROV systems and replaced them with eight upgraded conventional work-class ROV systems. During the year ended December 31, 2023, we retired eleven of our conventional work-class ROV systems and replaced them with eleven upgraded conventional work-class ROV systems. Our ROV fleet size was 250 as of December 31, 2024 and 2023.
We believe we are the world's largest provider of work-class ROV services and, generally, this business segment has been the largest contributor to our Energy business operating income. Our ROV business, within our Subsea Robotics segment, reflects the utilization percentages, fleet sizes and average pricing in the respective periods. Our ROV tooling provides an additional operational interface between an ROV and equipment located subsea. Our survey services business provides survey and positioning, and geoscience services. The following table presents revenue from ROV services as a percentage of total Subsea Robotics revenue:

	Year ended December 31,
	2024	2023
ROV	78%	77%

Other	22%	23%

For the year ended December 31, 2024, our Subsea Robotics operating income increased as compared to 2023, on higher revenue, as a result of higher average revenue per day for our ROV business and increased activity for tooling that more than offset lower activity levels. We had a slight decrease in days on hire that included a year-over-year increase in drill support days offset by a decrease in vessel support days.
Manufactured Products. For the year ended December 31, 2024, our Manufactured Products revenue and operating results increased, as compared to 2023. Revenue increased primarily due to strong order intake in 2023

Table of Contents/
and 2022 leading to increased activity in 2024, particularly for our energy-related businesses. Operating income increased for the year ended December 31, 2024, as compared to the prior year, primarily due to increased activity in energy-related businesses partially offset by lower margins in our mobile robotics businesses reflecting costs from our nascent autonomous transport systems projects along with losses incurred in our entertainment systems business.
Our Manufactured Products backlog was $604 million as of December 31, 2024, a $18 million, or 3%, decrease from December 31, 2023. Our book-to-bill ratio was 0.97 for the year ended December 31, 2024, as compared with a book-to-bill ratio of 1.31 for the year ended December 31, 2023.
Offshore Projects Group. Our OPG operating results for the year ended December 31, 2024 increased as compared to 2023, on higher revenue primarily due to increased activity levels in West Africa and Gulf of Mexico regions partially offset by reduced volume in the Middle East and Asia-Pacific regions.
Integrity Management & Digital Solutions. For the year ended December 31, 2024, compared to 2023, our IMDS operating results decreased despite higher revenue. Revenue was higher primarily due to increases in our integrity management business primarily due to increased work scope on international projects. The decrease in operating income was primarily due to a one-time, noncash charge associated with the divestiture of our Maritime Intelligence division in September 2024.
Aerospace and Defense Technologies. Revenue and operating income information for our ADTech segment are as follows:

	Year ended December 31,
(dollars in thousands)	2024	2023
Revenue	$392,936	$376,845
Operating Income	42,201	45,003
Operating Income %	11%	12%

For the year ended December 31, 2024, compared to 2023, our ADTech segment operating results decreased on increased levels of revenue. While ADTech experienced increased activity in our defense subsea technologies business, this increase was offset by a reserve taken during the second quarter of 2024 for a contract dispute and lower activity levels in our space systems business.
Unallocated Expenses. Our unallocated expenses, (i.e., those not associated with a specific business segment), within operating expenses consist of expenses related to our incentive and deferred compensation plans, including restricted stock units, performance units and bonuses, as well as other general expenses, plus general and administrative expenses related to corporate functions.
The following table sets forth our Unallocated Expenses for the periods indicated:

	Year ended December 31,
(dollars in thousands)	2024	2023
Operating expenses	(157,668)	(151,438)
% of revenue	6%	6%
Our unallocated expenses for the year ended December 31, 2024 increased compared to 2023, primarily due to higher information technology costs including increased cybersecurity protection costs.
Other. The following table sets forth our significant financial statement items below the operating income (loss) line:

	Year ended December 31,
(dollars in thousands)	2024	2023
Interest income	$12,124	$15,425
Interest expense	(37,917)	(36,523)
Equity earnings (loss) of unconsolidated affiliates	929	2,061
Other income (expense), net	3,510	(1,236)
Provision (benefit) for income taxes	77,448	63,652

Table of Contents/
Interest income for the year ended December 31, 2024 as compared to 2023, decreased primarily due to a lower average cash balance in 2024, along with a different geographic mix for our cash balances.
In addition to interest on borrowings, interest expense includes amortization of loan costs and debt discount, benefit from the interest rate swap settlements, and fees for lender commitments under our senior secured revolving credit agreement and fees for standby letters of credit and bank guarantees that banks issue on our behalf for performance bonds, bid bonds and self-insurance requirements. Interest expense was higher in the year ended December 31, 2024 as compared to 2023, primarily due to the benefit in 2023 resulting from the amortization of $4.4 million of interest expense for our interest rate swaps, including $2.7 million for the pro-rata write-off of interest rate swap settlement gains, associated with the 4.650% Senior Notes due in 2024. We have not capitalized interest since 2019; however, we do anticipate capitalizing interest beginning in 2025 related to the planned implementation of our new ERP system.
Foreign currency transaction gains and losses are a component of other income (expense), net for the year ended December 31, 2024. In the year ended December 31, 2024 and 2023, we incurred foreign currency transaction gains (losses) of $0.9 million and less than $(0.1) million, respectively. We could incur further foreign currency exchange gains (losses) in countries where we operate due to foreign currency exchange fluctuations.
Our tax provision is based on (1) our earnings for the period and other factors affecting the tax provision and (2) the operations of foreign branches and subsidiaries that are subject to local income and withholding taxes. Factors that affect our tax rate include our profitability levels in general and the geographical mix of our results. The effective tax rate for the twelve-month periods ended December 31, 2024 and 2023 was different than the U.S. federal statutory rate of 21%, primarily due to the geographical mix of revenue and earnings, changes in valuation allowances and uncertain tax positions, and other discrete items. We do not believe a comparison of the effective tax rate for the twelve-month periods ended December 31, 2024 and 2023, is meaningful. We continue to make an assertion to indefinitely reinvest the unrepatriated earnings of any foreign subsidiary that would incur material tax consequences upon the distribution of such earnings.
During the twelve-month period ended December 31, 2023, we received refunds of $23 million, including interest of $1.7 million, which was recorded as a tax benefit under the U.S. Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”).
We establish valuation allowances for deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized in the future. Based on the available positive and negative evidence, including historical and forecasted earnings, we believe it is more likely than not that the deferred tax assets in several non-U.S. jurisdictions will be realized. Accordingly, during the twelve-month periods ended December 31, 2024, we partially released valuation allowances for the deferred tax assets that we believe are more likely than not to be realized. In accordance with applicable accounting standards, the valuation allowance decreased by $23 million in 2024 and $21 million in 2023.
Our income tax payments for the full year of 2025 are estimated to be in the range of $110 million to $120 million, which includes taxes incurred in countries that impose tax on the basis of in-country revenue, without regard to the profitability of such operations.
Liquidity and Capital Resources
We consider our liquidity and capital resources adequate to support our operations, capital commitments and strategic growth initiatives as well as any opportunistic returns of capital to shareholders. Our material cash commitments consist primarily of obligations for long-term debt, purchase obligations as part of normal operations, and operating leases for land, buildings, vessels and equipment for the operation of our business and to support some of our service line revenue streams. Our purchase obligations include agreements to purchase goods and services as well as commitments for capital assets used in the normal operations of our business. We are committed to maintaining strong liquidity and believe that our cash position, undrawn Revolving Credit Agreement (as defined below), and long-term debt maturity profile provide us with ample resources and time to address our liquidity needs, including potential future growth opportunities and working capital needs.
As of December 31, 2024, we had net working capital of $591 million, including cash and cash equivalents of $498 million. Additionally, as of December 31, 2024, we had $215 million of unused commitments through our senior secured revolving credit agreement that we entered into in April 2022 (as amended by an Agreement and Amendment No. 1 to Credit Agreement, dated September 20, 2023, the “Revolving Credit Agreement”), which is further described below and in Note 8—“Debt” in the Notes to Consolidated Financial Statements included in this

Table of Contents/
report. Availability under the $215 million revolving credit facility (the “Revolving Credit Facility”) may be limited by certain financial covenants and the requirement that any borrowing under the Revolving Credit Facility not require the granting of any liens to secure any senior notes issued by us. The indenture governing the 2028 Senior Notes (defined below) generally limits our ability to incur secured debt for borrowed money (such as borrowings under the Revolving Credit Facility) to 15% of our Consolidated Net Tangible Assets (as defined in such indentures). As of December 31, 2024, we were in compliance with all the covenants set forth in the Revolving Credit Agreement and the full $215 million was available to borrow under the Revolving Credit Facility.
Our nearest maturity of indebtedness is $500 million of our 2028 Senior Notes (defined below). As of December 31, 2024, we had $508 million of purchase obligations including $391 million payable within the next twelve months and $117 million thereafter. For more on our operating leases for land, buildings, vessels and equipment for the operation of our business and their scheduled maturities, see Note 4—”Leases” in the Notes to Consolidated Financial Statements included in this report.
From time to time, we may engage in certain transactions in order to manage our outstanding debt prior to maturity, including repurchases via open-market or privately negotiated transactions, redemptions, exchanges, tender offers or otherwise. For instance, in 2021, we repurchased $100 million in aggregate principal amount of our 4.650% Senior Notes due 2024 (the “2024 Senior Notes”) in open-market transactions. On October 2, 2023, we repurchased $312 million principal amount of the 2024 Senior Notes at par plus accrued and unpaid interest of $5.5 million for approximately $318 million in the Tender Offer (as defined below), and pursuant to our optional redemption right under the indenture governing the 2024 Senior Notes, we redeemed all of the remaining $88 million principal amount outstanding of the 2024 Senior Notes at par on November 2, 2023 (the “Redemption Date”), which we financed with cash on hand. See “—Financing Activities” and Note 8—“Debt” in the Notes to Consolidated Financial Statements included in this report for additional information on the Tender Offer (as defined below), the redemption of the 2024 Senior Notes and the scheduled maturities of our long-term debt. We can provide no assurances as to the timing of any future repurchases or whether we will complete any repurchases at all.
Changes impacting our cash and cash equivalents for the years ended December 31, 2024 and 2023 are summarized as follows:

	Year ended December 31,
(in thousands)	2024	2023
Changes in Cash:
Net Cash Provided by Operating Activities	$203,214	$209,955
Net Cash Used in Investing Activities	(124,171)	(86,353)
Net Cash Used in Financing Activities	(27,042)	(227,297)
Effect of exchange rates on cash	(16,051)	(3,484)
Net Increase (Decrease) in Cash and Cash Equivalents	$35,950	$(107,179)

Table of Contents/
Operating activities. Our primary sources and uses of cash from operating activities for the years ended December 31, 2024 and 2023 are as follows:

	Year ended December 31,
(in thousands)	2024	2023
Cash Flows from Operating Activities:
Net income (loss)	$147,468	$97,403
Noncash adjustments:
Depreciation and amortization	103,443	104,960
Deferred income tax provision (benefit)	(11,293)	(26,785)
Other noncash	14,584	13,415
Total noncash adjustments	106,734	91,590
Accounts receivable and contract assets	(8,000)	(83,075)
Inventory	(13,092)	(25,423)
Current liabilities	8,663	125,695
Other changes	(38,559)	3,765
Net Cash Provided by Operating Activities	$203,214	$209,955

Net cash provided by operating activities for the years ended December 31, 2024 and 2023 of $203 million and $210 million, respectively, was affected by the following:
•Accounts receivable and contract assets - The decrease in cash related to accounts receivable and contract assets in 2024 and 2023 reflects the timing of project milestones and customer payments.
•Inventory - The decrease in cash related to inventory in 2024 and 2023 corresponds with an increase in our backlog along with the impact of higher inflation in 2023 as compared to 2024.
•Current liabilities - The increase in cash related to current liabilities in 2024 and 2023 reflects the timing of vendor payments and increased contract liabilities due to an increase in deferred customer prepayments.
Investing activities. In 2024, we used $124 million in net investing activities, primarily for capital expenditures of $107 million that included increased spending in our OPG segment to add capabilities and maintain current operations. An additional $27 million was incurred for the acquisition of Global Design Innovation Ltd. (“GDi”), a U.K.-based provider of digital and software services, and $7.0 million was incurred for purchase of Angolan bonds, partially offset by $12 million in proceeds from sale of equity investments. In 2023, we used $86 million in net investing activities, primarily for capital expenditures of $101 million that included increased spending in our Subsea Robotics segment for ROV upgrades and replacements.
Our capital expenditures during 2024 and 2023 included $64 million and $67 million, respectively, in our Subsea Robotics segment, principally for upgrades to our ROV fleet and to replace certain units we retired. We currently plan to add new ROVs only to meet contractual commitments. In 2024, we retired eight of our conventional work-class ROV systems and replaced them with eight upgraded conventional work-class ROV systems. Our ROV fleet size was 250 as of December 31, 2024 and 2023. Additionally, we offer the Freedom, a hybrid autonomous underwater vehicle (“AUV”) and ROV that can complete surveys, commissioning, inspections, maintenance, and repairs without the need for a pilot to monitor and control the entire operation.
These outlays were partially offset in 2023 by $7.8 million of proceeds received from the sale of various assets and $6.2 million of cash proceeds from the maturity of our Angolan bonds on September 1, 2023.
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

Table of Contents/
In 2025, we expect our organic capital expenditures to total between $130 million and $140 million, exclusive of business acquisitions but inclusive of $15 million to $20 million in capital expenditures for the planned implementation of our new ERP system, as compared to $107 million of organic and $27 million of inorganic capital expenditures in 2024. We expect to fund the 2025 capital expenditures using our available cash. We remain committed to maintaining strong liquidity and believe that our cash position, undrawn revolving credit facility, and debt maturity profile should provide us with ample resources and time to address potential future growth opportunities and to improve our returns.
Financing activities. In 2024 we used $27 million of cash in financing activities primarily due to the repurchase of 0.8 million shares of our common stock for approximately $20 million, along with $6.9 million for payment of tax withholding related to vesting of stock awards.
In 2023 we used $227 million of cash in financing activities primarily due to payment of $400 million outstanding principal amount of the 2024 Senior Notes, partially offset by receipt of $178 million in net proceeds from the offering of the New 2028 Senior Notes (defined below). In 2023, we used $5.0 million of cash in financing activities primarily due to payment of tax withholding related to vesting of stock awards.
As of December 31, 2024, we had long-term debt in the principal amount of $500 million outstanding and $215 million of unused commitments under our Revolving Credit Agreement. On September 20, 2023, we entered into an Agreement and Amendment No. 1 to the Revolving Credit Agreement which extended the maturity of the commitments thereunder to April 8, 2027. As of December 31, 2024, we were in compliance with all the covenants set forth in the credit agreement governing the Revolving Credit Agreement.
We have not guaranteed any debt not reflected on our consolidated balance sheets as of December 31, 2024 and 2023, and we do not have any off-balance sheet arrangements, as defined by SEC rules.
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
2028 Senior Notes. In February 2018, we completed the public offering of $300 million aggregate principal amount of 6.000% Senior Notes due 2028 (the “Existing 2028 Senior Notes”) and on October 2, 2023, we completed a private placement of $200 million aggregate principal amount of additional 2028 Senior Notes (the “New 2028 Senior Notes” and, together with the Existing 2028 Senior Notes, the “2028 Senior Notes”). The New 2028 Senior Notes constituted an additional issuance of the Existing 2028 Senior Notes and form a single series with such notes. We pay interest on the 2028 Senior Notes on February 1 and August 1 of each year. The 2028 Senior Notes are scheduled to mature on February 1, 2028. We may redeem some or all of the 2028 Senior Notes at specified redemption prices. We received net proceeds from the offering of the New 2028 Senior Notes of $178 million, after deducting the initial purchasers’ discounts and offering expenses. As of December 31, 2024, there was $500 million of the 2028 Senior Notes outstanding.
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

Table of Contents/
We redeemed all of the remaining $88 million principal amount outstanding of the 2024 Senior Notes at par on the Redemption Date, November 2, 2023, and financed the redemption with cash on hand.
Revolving Credit Agreement. On April 8, 2022, we entered into a new senior secured revolving credit agreement with a group of banks (as amended by an Agreement and Amendment No. 1 to Credit Agreement, dated September 20, 2023, the “Revolving Credit Agreement”). The commitments under the Revolving Credit Agreement are scheduled to mature on April 8, 2027. The Revolving Credit Agreement includes a $215 million revolving credit facility (the “Revolving Credit Facility”), with a $100 million sublimit for the issuance of letters of credit. Our obligations under the Revolving Credit Agreement are guaranteed by certain of our wholly owned subsidiaries and are secured by first priority liens on certain of our assets and those of the guarantors, including, among other things, intellectual property, inventory, accounts receivable, equipment and equity interests in subsidiaries. As of December 31, 2024, we had no borrowings outstanding under the Revolving Credit Facility and no letters of credit outstanding under the Revolving Credit Agreement.
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
The Revolving Credit Agreement includes financial covenants that are tested on a quarterly basis, based on the rolling four-quarter period that ends on the last day of each fiscal quarter. The maximum permitted Consolidated Net Leverage Ratio is initially 4.00 to 1.00 and subsequently decreased to 3.25 to 1.00. As of December 31, 2024 and 2023, the maximum permitted Consolidated Net Leverage Ratio was 3.25 to 1.00 and will not change during the remaining term of the Revolving Credit Facility. The minimum Consolidated Interest Coverage Ratio (as defined in the Revolving Credit Agreement) is 3.00 to 1.00 throughout the term of the Revolving Credit Facility. Availability under the Revolving Credit Facility may be limited by these financial covenants and the requirement that any borrowing under the Revolving Credit Facility not require the granting of any liens to secure any senior notes issued by us. The indentures governing the 2028 Senior Notes generally limit our ability to incur secured debt for borrowed money (such as borrowings under the Revolving Credit Facility) to 15% of our Consolidated Net Tangible Assets (as defined in such indentures). As of December 31, 2024, the full $215 million was available to borrow under the Revolving Credit Facility. In addition, the Revolving Credit Agreement contains various covenants that we believe are customary for agreements of this nature, including, but not limited to, restrictions on our ability and the ability of each of our subsidiaries to incur debt, grant liens, make certain investments, make distributions, merge or consolidate, sell assets and enter into certain restrictive agreements. As of December 31, 2024, we were in compliance with all the financial covenants set forth in the Revolving Credit Agreement.
Debt Issuance Costs. Discounts and Interest. We incurred $6.9 million of issuance costs related to the 2024 Senior Notes. These costs were included as a reduction of long-term debt in our consolidated balance sheet. We were amortizing these costs to interest expense through the maturity date. In the year ended December 31, 2023, we amortized $1.3 million to interest expense, including $0.7 million, for the write-off of the debt issuance costs balance associated with the retirement of the 2024 Senior Notes discussed above.
We incurred $7.1 million of issuance costs related to the 2028 Senior Notes and $4.0 million of loan costs related to the Revolving Credit Agreement. These costs, net of accumulated amortization, are included as a reduction of long-term debt in our consolidated balance sheets, as they pertain to the 2028 Senior Notes, and in other noncurrent assets as they pertain to the Revolving Credit Agreement. We are amortizing these costs to interest expense through the respective maturity dates for the 2028 Senior Notes and the Revolving Credit Agreement using the straight-line method, which approximates the effective interest rate method. As a result, we amortized $2.1 million and $1.6 million for the years ended December 31, 2024 and 2023, respectively.
We recorded a discount of $20 million related to the 2028 Senior Notes issued in October 2023. This cost, net of accumulated amortization, is included as a reduction of long-term debt in our consolidated balance sheets and is being amortized to interest expense through the maturity date of the 2028 Senior Notes using the straight-line method, which approximates the effective interest rate method. In the years ended December 31, 2024 and 2023, we amortized $4.0 million and $0.9 million, respectively, to interest expense.

Table of Contents/
Share Repurchase Program. In December 2014, our Board of Directors approved a share repurchase program under which we may repurchase up to 10 million shares of our common stock on a discretionary basis. The program calls for any repurchases to be made in the open market, or in privately negotiated transactions from time to time, in compliance with applicable laws, rules and regulations, including Rule 10b-18 under the Securities Exchange Act of 1934, as amended, subject to market and business conditions, levels of available liquidity, cash requirements for other purposes, applicable legal requirements and other relevant factors. Under this program, which has no expiration date, we repurchased 2.0 million shares of our common stock for $100 million in 2015. We did not repurchase any shares from January 2016 through August 2024. In the year ended December 31, 2024, we repurchased 0.8 million shares for $20 million. From the inception of this program through December 31, 2024, we have repurchased approximately 2.8 million shares of our common stock for a total cost of approximately $120 million. As of December 31, 2024, we retained 10 million of the shares we had repurchased through this and a prior repurchase program. We account for the shares we hold in treasury under the cost method, at average cost. The timing and amount of any future repurchases will be determined by our management. We expect that any additional shares repurchased under the plan will be held as treasury stock for possible future use. The plan does not obligate us to repurchase any particular number of shares.
Foreign Currency Adjustments. Because of our significant foreign operations, we are exposed to currency fluctuations and exchange rate risks. A stronger U.S. dollar against any of the foreign currencies where we conduct business could result in lower operating income. We generally minimize these risks primarily through matching, to the extent possible, revenue and expense in the various currencies in which we operate. Cumulative translation adjustments as of December 31, 2024 relate primarily to our net investments in, including long-term loans to, our foreign subsidiaries. See Item 7A—“Quantitative and Qualitative Disclosures About Market Risk.”
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
Revenue Recognition. We account for significant fixed-price contracts, mainly relating to our Manufactured Products segment, and to a lesser extent in our OPG and ADTech segments, by recognizing revenue over time using the cost-to-cost input method to measure progress toward satisfaction of an over-time performance obligation. This commonly used method is based on the premise that costs incurred are proportionate to progress towards satisfaction of the performance obligation and is measured by comparing project costs-to-date to total estimated costs. The performance obligation is satisfied as we create a product on behalf of the customer over the life of the contract. We apply judgment in estimating project status and the costs necessary to complete projects. For the year ended December 31, 2024, we recognized approximately 19% of our revenue over time using the cost-to-cost input method.
While our contracts predominantly only contain one performance obligation and a limited number have variable consideration, we apply judgment, when applicable, in the determination and allocation of transaction price to performance obligations and the subsequent recognition of revenue, based on the facts and circumstances of each contract. We routinely review estimates related to our contracts and, where required, reflect revisions to profitability in earnings immediately. If an element of variable consideration has the potential for a significant future reversal of revenue, we will constrain that variable consideration to a level intended to remove the potential future reversal. If a current estimate of total contract cost indicates an ultimate loss on a contract, we recognize the projected loss in full when we determine it. We did not have any material adjustments during the years ended December 31, 2024 and 2023, however, should our judgments and estimates regarding the elements of revenue recognition change, it could have a material effect on our results of operations for the periods involved.
Impairment of Property and Equipment, Long-lived Intangible Assets and Right-of-Use Operating Lease Assets. We periodically, and upon the occurrence of a triggering event, review the realizability of our property and

Table of Contents/
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
We did not identify any triggering events and, accordingly, no impairments of long-lived assets were recorded in the years ended December 31, 2024 or 2023.
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
We establish valuation allowances to reduce deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized in the future. If the current market dynamics are sustained and absent any additional objective negative evidence, we may have sufficient positive evidence in the next twelve months to adjust our valuation allowance position for certain jurisdictions. The exact timing and amount of the adjustment to the valuation allowance is not certain at this time. Changes to valuation allowances impact our income tax provision in the period in which such adjustments are identified and recorded.
Contractual Obligations
As of December 31, 2024, we had payments due under contractual obligations as follows:

(dollars in thousands)	Payments due by period
	Total	2025	2026-2027	2028-2029	After 2029
Long-term Debt	$500,000	$—	$—	$500,000	$—
Purchase Obligations	508,239	390,823	97,958	12,133	7,325
Operating Lease Liabilities	442,763	149,540	118,745	52,947	121,531
Other Long-term Obligations reflected on our Balance Sheet under U.S. GAAP	38,446	132	319	374	37,621
TOTAL	$1,489,448	$540,495	$217,022	$565,454	$166,477

Table of Contents/
Item 7A.Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to certain market risks arising from transactions we enter into in the normal course of business. These risks relate to interest rate changes and fluctuations in foreign exchange rates. As of December 31, 2024, we do not believe these risks are material to our earnings. However, with the expansion of our international operations, we could be exposed to additional market risks from fluctuations in foreign currency exchange rates in the future. We have not entered into any market-risk-sensitive instruments for speculative or trading purposes. When we have a significant amount of borrowings, we may manage our exposure to interest rate changes through the use of a combination of fixed- and floating-rate debt. See Note 8—“Debt” in the Notes to Consolidated Financial Statements included in this report for a description of our revolving credit agreement and interest rates on our borrowings. We believe significant interest rate changes would not have a material near-term impact on our future earnings or cash flows.
Because we operate in various regions in the world, we conduct a portion of our business in currencies other than the U.S. dollar. The functional currency for most of our international operations is the applicable local currency. A stronger U.S. dollar against the United Kingdom pound sterling, the Norwegian kroner and the Brazilian real could result in lower operating income. We manage our exposure to changes in foreign exchange rates by primarily denominating our contracts and providing for collections from our customers in U.S. dollars or freely convertible currency and endeavoring to match our contract costs with the denominated contractual currency. We use the exchange rates in effect as of the balance sheet date to translate assets and liabilities when the functional currency is the local currency, resulting in translation adjustments that we reflect as accumulated other comprehensive income or loss in the equity section of our consolidated balance sheets. We recorded net adjustments to our equity accounts of $(47) million, $3.9 million and $(20) million in 2024, 2023 and 2022, respectively. Negative adjustments reflect the net impact of the strengthening of the U.S. dollar against various foreign currencies for locations where the functional currency is not the U.S. dollar. Conversely, positive adjustments reflect the effect of a weakening U.S. dollar.
Foreign currency gains (losses) in the year ended December 31, 2024, 2023 and 2022 were $0.9 million, $(1.4) million and less than $(0.1) million, respectively. We recorded foreign currency transaction gains (losses) as a component of other income (expense), net in our consolidated statements of operations in those respective periods.
To mitigate our currency exposure risk in Angola, we have used kwanza to purchase equivalent Angolan central bank (Banco Nacional de Angola) bonds. The bonds are denominated as U.S. dollar equivalents, so that, upon payment of semi-annual interest and principal upon maturity, payment will be settled and made in kwanza, equivalent to the respective U.S. dollars at the then-current exchange rate. In the third quarter of 2024, we purchased $7.0 million of U.S. dollar equivalent Angolan bonds. These bonds mature in February 2031. Because we intend to sell the bonds if we are able to repatriate the proceeds, we have classified these bonds as available-for-sale securities, and they are recorded at fair market value in other current assets in our consolidated balance sheet as of December 31, 2024. We did not sell any of our Angolan bonds in the year ended December 31, 2024.
We estimated the fair market value of the Angolan bonds to be $7.0 million as of December 31, 2024, using quoted market prices. Since the market for the Angolan bonds was not an active market, the fair value of the Angolan bonds was classified within Level 2 in the fair value hierarchy under accounting principles generally accepted in the United States.
As of December 31, 2022, we had $6.2 million of U.S. dollar equivalent Angolan bonds. These bonds were classified as available-for-sale securities and recorded at fair market value in other current assets on our consolidated balance sheets. These bonds matured on September 1, 2023, and we received cash proceeds of kwanza equivalent to $6.2 million in U.S. dollars.
Item 8.Financial Statements and Supplementary Data.
In this report, our consolidated financial statements and supplementary data appear following the signature page to this report and are incorporated into this item by reference.
Item 9.Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

Table of Contents/
Item 9A.    Controls and Procedures.
Disclosure Controls and Procedures
In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2024 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.
Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Under the supervision and with the participation of our management, including our principal executive, financial and accounting officers, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). This evaluation included a review of the documentation surrounding our financial reporting controls, an evaluation of the design effectiveness of these controls, testing of the operating effectiveness of these controls and an evaluation of our overall control environment. Based on that evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2024.
Ernst & Young LLP, the independent registered public accounting firm that audited our financial statements, has audited our internal control over financial reporting, as stated in their report that follows.

Table of Contents/
Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Oceaneering International, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Oceaneering International, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Oceaneering International, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and our report dated February 24, 2025 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP

Houston, Texas
February 24, 2025

Table of Contents/
Item 9B.    Other Information.
None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408 of Regulation S-K) during the three months ended December 31, 2024.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.
Part III

Item 10.Directors, Executive Officers and Corporate Governance.
The information with respect to the directors and nominees for election to our Board of Directors, to the extent not provided under the heading “Information About our Executive Officers and Directors” following Item 1 of Part I of this report, is incorporated by reference from the section “Election of Directors” in our definitive proxy statement to be filed within 120 days of December 31, 2024, relating to our 2025 Annual Meeting of Shareholders.
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
The information with respect to our executive officers is provided under the heading “Information About our Executive Officers and Directors” following Item 1 of Part I of this report. There are no family relationships between any of our directors or executive officers.
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

Table of Contents/
EQUITY COMPENSATION PLAN INFORMATION
The following presents equity compensation plan information as of December 31, 2024:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	2,005,602	N/A	1,159,889
Equity compensation plans not approved by security holders	—	N/A	—
Total	2,005,602	N/A	1,159,889
In the table above, the number of securities to be issued upon exercise of outstanding options, warrants and rights shown as of December 31, 2024 are restricted stock units and shares of restricted stock granted under our stockholder-approved incentive plans.
As of December 31, 2024, there were: (1) no shares of Oceaneering common stock under equity compensation plans not approved by security holders available for grant; and (2) 1,159,889 shares of Oceaneering common stock under equity compensation plans approved by security holders available for grant in the form of stock options, stock appreciation rights or stock awards. Since 2006, we have not granted any stock options and the Compensation Committee of our Board of Directors has expressed its intention to refrain from using stock options as a component of employee compensation for our executive officers and other employees for the foreseeable future. Additionally, our Board of Directors has expressed its intention to refrain from using stock options as a component of nonemployee director compensation for the foreseeable future. For a description of the material features of our equity compensation arrangements, see the discussion under the caption “Incentive Plans” in Note 11—“Employee Benefit Plans” in the Notes to Consolidated Financial Statements included in this report.
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
*	10.01	+	Amended and Restated Service Agreement dated as of December 21, 2006 between Oceaneering and John R. Huff	1-10945	8-K	Dec. 2006	10.1

Table of Contents/

*	10.02	+	Modification to Service Agreement dated as of December 21, 2006 between Oceaneering and John R. Huff	1-10945	8-K	Dec. 2008	10.9
*	10.03	+	Trust Agreement dated as of May 12, 2006 between Oceaneering and United Trust Company, National Association (the “Huff Trust Agreement”)	1-10945	8-K	May 2006	10.2
*	10.04	+	First Amendment to Huff Trust Agreement dated as of May 12, 2006 between Oceaneering International, Inc. and Bank of America National Association, as successor trustee	1-10945	8-K	Dec. 2008	10.10
*	10.05	+	Second Amendment to Huff Trust Agreement dated as of May 12, 2006 between Oceaneering International, Inc. and Evercore Trust Company, National Association, as successor trustee	1-10945	10-K	Dec. 2018	10.33
*	10.06	+	Third Amendment to Huff Trust Agreement dated as of May 12, 2006 between Oceaneering International, Inc. and Newport Trust Company, as successor trustee	1-10945	10-K	Dec. 2018	10.34
*	10.07	+	Oceaneering International, Inc. Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2009	1-10945	8-K	Dec. 2008	10.5
*	10.08	+	Amended and Restated Oceaneering International, Inc. Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2000 (for Internal Revenue Code Section 409A-grandfathered benefits)	1-10945	8-K	Dec. 2008	10.6
*	10.09	+	Form of Change-of-Control Agreement and Annex for Roderick A. Larson	1-10945	8-K	Aug. 2015	10.3
*	10.10	+	Form of Change-of-Control Agreement	1-10945	8-K	May 2011	10.5
*	10.11	+	Form of Indemnification Agreement	1-10945	8-K	May 2011	10.4
*	10.12	+	Oceaneering International, Inc. Retirement Investment Plan, amended and restated with effective January 1, 2019	1-10945	10-K	Dec. 2018	10.31
*	10.13	+	Amendment No. 1 to Amended and Restated Oceaneering International, Inc. Retirement Investment Plan	1-10945	10-K	Dec. 2020	10.18
*	10.14	+	Amendment No. 2 to Amended and Restated Oceaneering International, Inc. Retirement Investment Plan	1-10945	10-K	Dec. 2020	10.19
*	10.15	+	Amendment No. 3 to Amended and Restated Oceaneering International, Inc. Retirement Investment Plan	1-10945	10-Q	Jun. 2021	10.01
*	10.16	+	Oceaneering Retirement Investment Plan Trust Agreement with Fidelity Management Trust Company effective January 1, 2019	1-10945	10-K	Dec. 2018	10.35
*	10.17	+	Change of Control Plan and Form of Participation Agreement	1-10945	10-K	Dec. 2018	10.32
*	10.18		Credit Agreement, dated as of April 8, 2022, among Oceaneering International, Inc., as borrower, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent.	1-10945	8-K	Apr. 2022	10.1
*	10.19		Agreement and Amendment No. 1 to Credit Agreement, dated as of September 20, 2023, among Oceaneering International, Inc., as borrower, the guarantors party thereto, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent	1-10945	8-K	Sept. 2023	10.1
*	10.20	+	Form of 2022 Restricted Stock Unit Agreement	1-10945	8-K	Mar. 2022	10.1
*	10.21	+	Form of 2022 Performance Unit Agreement	1-10945	8-K	Mar. 2022	10.2

Table of Contents/

*	10.22 +	2020 Incentive Plan	333-238325	S-8	May 2020	4.06
*	10.23 +	Form Restricted Stock Unit Agreement	1-10945	8-K	Feb. 2023	10.1
*	10.24 +	Form Performance Unit Agreement	1-10945	8-K	Feb. 2023	10.2
*	10.25 +	Form Nonemployee Director Restricted Stock Agreement	1-10945	8-K	Feb. 2023	10.3
*	10.26 +	2024 Annual Cash Bonus Award Program Summary	1-10945	10-Q	Apr. 2026	10.01
	19	Oceaneering International, Inc. Insider Trading Policy
	21.01	Subsidiaries of Oceaneering
	23.01	Consent of Independent Registered Public Accounting Firm
	31.01	Rule 13a – 14(a)/15d – 14(a) certification of principal executive officer
	31.02	Rule 13a – 14(a)/15d – 14(a) certification of principal financial officer
	32.01	Section 1350 certification of principal executive officer
	32.02	Section 1350 certification of principal financial officer
	97.01 +	Oceaneering International, Inc. Policy for the Recovery of Erroneously Awarded Compensation
	101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
	101.SCH	Inline XBRL Taxonomy Extension Schema Document
	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
	101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
	104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

	*	Exhibit previously filed with the Securities and Exchange Commission, as indicated, and incorporated herein by reference.
	+	Management contract or compensatory plan or arrangement.

Item 16.    Form 10-K Summary.
Oceaneering has elected not to include a summary of this report.

Table of Contents/
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OCEANEERING INTERNATIONAL, INC.

Date:	February 24, 2025	By:	/S/ RODERICK A. LARSON
Roderick A. Larson
President and Chief Executive Officer and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/S/ RODERICK A. LARSON	President and Chief Executive Officer and Director	February 24, 2025
Roderick A. Larson	(Principal Executive Officer)

/S/ ALAN R. CURTIS	Senior Vice President and Chief Financial Officer	February 24, 2025
Alan R. Curtis	(Principal Financial Officer)

/S/ CATHERINE E. DUNN	Vice President and Chief Accounting Officer	February 24, 2025
Catherine E. Dunn	(Principal Accounting Officer)

/S/ M. KEVIN MCEVOY	Chairman of the Board	February 24, 2025
M. Kevin McEvoy

/S/ KAREN H. BEACHY	Director	February 24, 2025
Karen H. Beachy

/S/ WILLIAM B. BERRY	Director	February 24, 2025
William B. Berry

/S/ DEANNA L. GOODWIN	Director	February 24, 2025
Deanna L. Goodwin

/S/ PAUL B. MURPHY, JR.	Director	February 24, 2025
Paul B. Murphy, Jr.

/S/ REEMA PODDAR	Director	February 24, 2025
Reema Poddar

/S/ JON ERIK REINHARDSEN	Director	February 24, 2025
Jon Erik Reinhardsen

/S/ STEVEN A. WEBSTER	Director	February 24, 2025
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

Table of Contents/
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Oceaneering International, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Oceaneering International, Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 24, 2025 expressed an unqualified opinion thereon.
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

Table of Contents/
Revenues recognized over-time utilizing cost to cost inputs

Description of the Matter
For the year ended December 31, 2024, the Company recognized 19% of its revenues utilizing the cost-to-cost input method. As discussed in Note 3 of the financial statements, the Company generally recognizes this type of contract revenue based on costs incurred to date as a percentage of total estimated costs.
Auditing management’s calculation of revenues recognized under the cost-to-cost method was complex and subjective due to the estimation required in determining the estimated costs remaining on the project. In particular, the estimates of remaining costs associated with materials are sensitive and may be impacted by factors outside of the Company’s control.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s process for revenues utilizing the cost-to-cost input method, including management’s review of the estimated costs to complete and associated revenues.
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
Houston, Texas
February 24, 2025

Table of Contents/
OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except share data)	2024	2023
ASSETS
Current Assets:
Cash and cash equivalents	$497,516	$461,566
Accounts receivable, net of allowances for doubtful accounts of $2,885 and $2,804	303,583	331,326
Contract assets	275,280	234,505
Inventory, net	222,849	209,798
Other current assets	88,668	68,464
Total Current Assets	1,387,896	1,305,659
Property and equipment, at cost	2,156,388	2,285,896
Less accumulated depreciation	1,736,290	1,861,603
Net property and equipment	420,098	424,293
Other Assets:
Goodwill	49,350	34,214
Other noncurrent assets	144,282	137,286
Right-of-use operating lease assets	334,721	337,554
Total other assets	528,353	509,054
Total Assets	$2,336,347	$2,239,006
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$181,505	$156,064
Accrued liabilities	474,736	411,781
Contract liabilities	140,697	164,631
Total current liabilities	796,938	732,476
Long-term debt	482,009	477,058
Long-term operating lease liabilities	238,325	293,482
Other long-term liabilities	98,753	101,907
Commitments and contingencies
Equity:
Common Stock, par value $0.25 per share; 360,000,000 shares authorized; 110,834,088 shares issued	27,709	27,709
Additional paid-in capital	98,621	131,774
Treasury stock; 10,173,091 and 10,030,200 shares, at cost	(555,350)	(574,380)
Retained earnings	1,572,725	1,425,257
Accumulated other comprehensive loss	(429,446)	(382,340)
Oceaneering shareholders' equity	714,259	628,020
Noncontrolling interest	6,063	6,063
Total equity	720,322	634,083
Total Liabilities and Equity	$2,336,347	$2,239,006

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Table of Contents/
OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in thousands, except per share data)	2024	2023	2022
Revenue	$2,661,161	$2,424,706	$2,066,084
Cost of services and products	2,175,667	2,025,735	1,758,707
Gross margin	485,494	398,971	307,377
Selling, general and administrative expense	239,224	217,643	196,514
Operating income (loss)	246,270	181,328	110,863
Interest income	12,124	15,425	5,708
Interest expense, net of amounts capitalized	(37,917)	(36,523)	(38,215)
Equity earnings (losses) of unconsolidated affiliates	929	2,061	1,707
Other income (expense), net	3,510	(1,236)	(1,011)
Income (loss) before income taxes	224,916	161,055	79,052
Provision (benefit) for income taxes	77,448	63,652	53,111
Net Income (Loss)	$147,468	$97,403	$25,941

Weighted-average shares outstanding
Basic	101,180	100,697	100,185
Diluted	102,369	102,156	101,447
Earnings (loss) per share
Basic	$1.46	$0.97	$0.26
Diluted	$1.44	$0.95	$0.26

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Table of Contents/
OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
(in thousands)	2024	2023	2022
Net income (loss)	$147,468	$97,403	$25,941
Other comprehensive income (loss), net of tax:
Foreign currency translation	(47,106)	3,927	(19,622)
Change in unrealized gains for available-for-sale debt securities (1)	—	(140)	(47)
Total other comprehensive income (loss)	(47,106)	3,787	(19,669)
Comprehensive income (loss)	$100,362	$101,190	$6,272

(1)	There is no net income tax expense or benefit associated with the years ended December 31, 2023 and 2022 due to a valuation allowance offset.

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Table of Contents/
OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2024	2023	2022
Cash Flows from Operating Activities:
Net income (loss)	$147,468	$97,403	$25,941
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	103,443	104,960	120,969
Deferred income tax provision (benefit)	(11,293)	(26,785)	829
Net loss (gain) on sales of property and equipment and other	502	(1,012)	(1,083)
Noncash compensation	12,807	12,057	10,370
Noncash impact of lease accounting	1,275	2,370	(1,574)
Excluding the effects of acquisitions, increase (decrease) in cash from:
Accounts receivable and contract assets	(8,000)	(83,075)	(50,732)
Inventory	(13,092)	(25,423)	(30,692)
Other operating assets	(16,247)	(18,208)	(15,104)
Currency translation effect on working capital, excluding cash	(14,675)	3,250	417
Current liabilities	8,663	125,695	67,253
Other operating liabilities	(7,637)	18,723	(5,711)
Total adjustments to net income (loss)	55,746	112,552	94,942
Net Cash Provided by Operating Activities	203,214	209,955	120,883
Cash Flows from Investing Activities:
Purchases of property and equipment	(107,136)	(100,726)	(81,043)
Business acquisitions, net of cash acquired	(27,149)	—	—
Proceeds from redemption of investments in Angolan bonds	—	6,229	—
Purchase of Angolan bonds	(7,000)	—	—
Proceeds from sale of equity investment	11,800	—	—
Distributions of capital from unconsolidated affiliates	3,182	2,520	705
Proceeds from sale of property and equipment	217	7,847	6,473
Other investing activities	1,915	(2,223)	(3,000)
Net Cash Used in Investing Activities	(124,171)	(86,353)	(76,865)
Cash Flows from Financing Activities:
Repurchase of 2024 Senior Notes	—	(400,000)	—
Net proceeds from issuance of 6.000% Senior Notes, net of issuance costs	(112)	177,671	—
Purchases of treasury stock	(20,046)	—	—
Employer tax withholding on settlement of shares	(6,884)	(4,968)	(1,862)
Net Cash Used in Financing Activities	(27,042)	(227,297)	(1,862)
Effect of exchange rates on cash	(16,051)	(3,484)	(11,525)
Net Increase (Decrease) in Cash and Cash Equivalents	35,950	(107,179)	30,631
Cash and Cash Equivalents—Beginning of Period	461,566	568,745	538,114
Cash and Cash Equivalents—End of Period	$497,516	$461,566	$568,745

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Table of Contents/
OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock		Additional Paid-in Capital		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss) Translation Adjustments	Oceaneering Shareholders' Equity	Noncontrolling Interest	Total Equity
(in thousands)
Balance, December 31, 2021	$27,709		$173,608		$(631,811)		$1,301,913	$(366,458)	$504,961	$6,063	$511,024
Net income (loss)	—		—		—		25,941	—	25,941	—	25,941
Other comprehensive income (loss)	—		—		—		—	(19,669)	(19,669)	—	(19,669)
Restricted stock unit activity	—		(11,284)		19,792		—	—	8,508	—	8,508
Restricted stock activity	—		(6,466)		6,466		—	—	—	—	—
Balance, December 31, 2022	27,709		155,858		(605,553)		1,327,854	(386,127)	519,741	6,063	525,804
Net income (loss)	—		—		—		97,403	—	97,403	—	97,403
Other comprehensive income (loss)	—		—		—		—	3,787	3,787	—	3,787
Restricted stock unit activity	—		(19,933)		27,022		—	—	7,089	—	7,089
Restricted stock activity	—		(4,151)		4,151		—	—	—	—	—
Balance, December 31, 2023	27,709		131,774		(574,380)		1,425,257	(382,340)	628,020	6,063	634,083
Net income (loss)	—		—		—		147,468	—	147,468	—	147,468
Other comprehensive income (loss)	—	—	—	—	—	—	—	(47,106)	(47,106)	—	(47,106)
Restricted stock unit activity	—		(28,905)		34,827		—	—	5,922	—	5,922
Restricted stock activity	—		(4,248)		4,248		—	—	—	—	—
Treasury stock purchases, 825,427 shares	—		—		(20,045)		—	—	(20,045)	—	(20,045)
Balance, December 31, 2024	$27,709		$98,621		$(555,350)		$1,572,725	$(429,446)	$714,259	$6,063	$720,322

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
We consider macroeconomic conditions when assessing our credit risk exposure, including any impacts from the conflicts in Russia and Ukraine and in the Middle East, volatility in the financial services industry and the oil and natural gas markets, and the effects thereof on our customers and various counterparties. We have determined the impacts to our credit loss expense are de minimis for the years ended December 31, 2024, 2023 and 2022.
As of December 31, 2024, our allowance for credit losses was $1.5 million for accounts receivable and $1.4 million for other receivables. As of December 31, 2023, our allowance for credit losses was $2.2 million for accounts receivable and $0.6 million for other receivables. Our allowance for credit losses as of December 31, 2024 decreased when compared to the balance as of December 31, 2023, primarily due to a corresponding decrease in accounts receivable partially offset by an increase in contract assets.
Financial assets are written off when deemed uncollectible and there is no reasonable expectation of recovering the contractual cash flows. During the years ended December 31, 2024, 2023 and 2022, we recognized credit losses of $0.1 million, $1.3 million and $0.4 million, respectively.
We have elected to apply the practical expedient available under Accounting Standard Update (“ASU”) No. 2016-13, “Financial Instruments—Credit Losses (Topic 326: Measurement of Credit Losses on Financial Instruments,” as amended (“ ASC 326”) to exclude the accrued interest receivable balance that is included in our held-to-maturity loans receivable. The amounts excluded as of December 31, 2024 and 2023 were less than $0.1 million and $0.2 million, respectively.

Table of Contents/
Accounts receivable are considered to be past-due after the end of the contractual terms agreed to with the customer. There were no material past-due amounts that we consider uncollectible for our financial assets as of December 31, 2024. We generally do not require collateral from our customers.
Inventory. Inventory is valued at the lower of cost or net realizable value. We determine cost using the weighted-average method. We periodically review the value of items in inventory and record write-downs or write-offs of inventory based on our assessment of market conditions. Write-downs and write-offs are charged to cost of services and products. We did not record any write-downs or write-offs of inventory in the years ended December 31, 2024, 2023 or 2022. Our inventory reserve was $36 million and $40 million as of December 31, 2024 and 2023, respectively.
Business Acquisitions. We account for business combinations using the acquisition method of accounting, with acquisition prices being allocated to the assets acquired and liabilities assumed based on their fair values at the respective dates of acquisition.
In October 2024, we acquired Global Design Innovation Ltd. (“GDi”), a United Kingdom (“U.K.”)-based provider of digital and software services, for approximately $33 million, including a holdback liability of $4.6 million that we recorded in accrued liabilities and other long-term liabilities on our consolidated balance sheets. We acquired cash of $1.0 million from GDi as part of this acquisition. GDi is a U.K.-based provider of asset management, engineering and software services. As the only provider certified by the U.K. Accreditation Service to perform remote visual inspection using point cloud data and photographic images, GDi brings advanced algorithms and data solutions that, when combined with Oceaneering’s engineering expertise, will strengthen Oceaneering’s ability to optimize asset management for customers in industries including oil and gas, utilities, and power generation. GDi’s suite of solutions, including its Vision software, complements Oceaneering’s portfolio by supporting enhanced safety, data quality and integrity, and cost efficiency for customers worldwide. We have accounted for this acquisition by allocating the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. As part of this acquisition, we have recorded goodwill for $16 million and intangible assets relating primarily to GDi’s software and trade name for $17 million to be amortized over their useful lives of 5 years. GDi’s operating results are included in our IMDS segment, and its activity subsequent to the date of acquisition was not significant.
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
We capitalize interest on assets where the construction period is anticipated to be more than three months. We did not capitalize interest in 2024, 2023 or 2022. We do not allocate general and administrative costs to capital projects. We had construction in progress of $60 million and $55 million as of December 31, 2024 and 2023, respectively, primarily related to projects in our Subsea Robotics segment.
Long-lived intangible assets, primarily acquired in connection with business combinations, include trade names, intellectual property and customer relationships and are being amortized over their respective estimated useful lives.
Our management periodically, and upon the occurrence of a triggering event, reviews the realizability of our property and equipment, long-lived intangible assets and right-of-use operating lease assets to determine whether any events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable. For long-lived assets to be held and used, we base our evaluation on impairment indicators such as the nature of the assets, the future economic benefits of the assets, any historical or future profitability measurements and other external market conditions or factors that may be present. If such impairment indicators are present or other factors exist that indicate that the carrying amount of an asset may not be recoverable, we determine whether an impairment has occurred using an undiscounted cash flow analysis of the asset at the lowest level for which identifiable cash flows exist. If an impairment has occurred, we recognize a loss for the difference between the carrying amount and the fair value of the asset. We did not identify indicators of impairment for property and

Table of Contents/
equipment, long-lived intangible assets or right-of-use operating lease assets for the years ended December 31, 2024, 2023 and 2022.
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
In our annual evaluation of goodwill, we perform a qualitative or quantitative impairment test. Under the qualitative approach, if we determine it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we are required to perform the quantitative analysis to determine the fair value of the reporting unit. We then compare the fair value of the reporting unit with its carrying amount and recognize an impairment loss for the amount by which the carrying amount exceeds the fair value of the reporting unit. The loss recognized should not exceed the total amount of goodwill allocated to the reporting unit. We also consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. During the fourth quarters of 2024 and 2023, we performed our annual goodwill impairment assessment using qualitative tests that did not indicate a more detailed quantitative analysis was necessary. No goodwill impairment was recognized for the years ended December 31, 2024, 2023 and 2022.
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
We account for significant fixed-price contracts, mainly relating to our Manufactured Products segment, and to a lesser extent in our Offshore Projects Group (“OPG”) and Aerospace and Defense Technologies (“ADTech”) segments, by recognizing revenue over time using the cost-to-cost input method. The performance obligation is satisfied as we create a product on behalf of the customer over the life of the contract. In 2024, 2023 and 2022, we accounted for 19%, 19% and 15%, respectively, of our revenue using the cost-to-cost input method to measure progress toward satisfying the related performance obligations on our contracts. The remainder of our revenue is recognized at the point in time when control transfers to the customer, thus satisfying the performance obligation.
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
While our contracts predominantly only contain one performance obligation and a limited number have variable consideration, we apply judgment, when applicable, in the determination and allocation of transaction price to performance obligations and the subsequent recognition of revenue, based on the facts and circumstances of each contract. We routinely review estimates related to our contracts and, when required, reflect revisions to profitability in earnings immediately. If an element of variable consideration has the potential for a significant future reversal of revenue, we will constrain that variable consideration to a level intended to remove the potential future reversal. If a current estimate of total contract cost indicates an ultimate loss on a contract, we recognize the projected loss in full when we determine it. During the year ended December 31, 2024, we recognized projected losses of $13 million for contracts in our Manufactured Products segment. During the year ended December 31, 2023, we recognized a projected loss of $9.8 million for contracts in our Manufactured Products segment. During the year ended December 31, 2022, we recognized a projected loss of $5.2 million for contracts in our Manufactured Products segment. There could be adjustments to overall contract costs in the future, due to changes in facts and circumstances.

Table of Contents/
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

Table of Contents/
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
Foreign Currency Translation. The functional currency for most of our foreign subsidiaries is the applicable local currency. Results of operations for foreign subsidiaries with functional currencies other than the U.S. dollar are translated into U.S. dollars using average exchange rates during the period. Assets and liabilities of these foreign subsidiaries are translated into U.S. dollars using the exchange rates in effect as of the balance sheet date, and the resulting translation adjustments are recognized, net of tax, in accumulated other comprehensive income (loss) as a component of shareholders' equity. All foreign currency transaction gains and losses are recognized currently in the consolidated statements of operations. We recorded $0.9 million, $(1.4) million and less than $(0.1) million of foreign currency transaction gains (losses) in the years ended December 31, 2024, 2023 and 2022, respectively. Those amounts are included as a component of other income (expense), net in our consolidated statements of operations.
Earnings (Loss) per Share. For each year presented, the only difference between our annual calculated weighted-average basic and diluted number of shares outstanding is the effect of outstanding restricted stock units.
Repurchase Plan. In December 2014, our Board of Directors approved a plan to repurchase up to 10 million shares of our common stock. Under the program, which has no expiration date, we had repurchased 2.0 million shares of our common stock for $100 million through December 2015. In the year ended December 31, 2024, we repurchased 0.8 million shares for approximately $20 million. The timing and amount of any future repurchases will be determined by our management. As of December 31, 2024, we retained 10 million of the shares we had repurchased through this and a prior repurchase program. We expect to hold the shares repurchased and any additional shares repurchased under the plan as treasury stock for possible future use. We are not obligated to make any future repurchases. We account for the shares we hold in treasury under the cost method, at average cost.
Financial Instruments. We recognize all derivative instruments as either assets or liabilities in the balance sheet and measure those instruments at fair value. Subsequent changes in fair value are reflected in current earnings or other comprehensive income (loss), depending on whether a derivative instrument is designated as part of a hedge relationship and, if it is, the type of hedge relationship. See Note 8—“Debt” for information relative to the interest rate swaps we had in effect. We currently have no derivative instruments outstanding as of December 31, 2024 or 2023.
Consolidated Variable Interest Entity. We hold a 45% interest in one variable interest entity (“VIE”) located in Angola. The remaining 55% noncontrolling interest is held by a service and logistics provider located in Angola. We are the primary beneficiary and wholly consolidate the VIE as we have the power to direct the activities that most significantly affect the VIE’s economic performance and have the obligation to absorb the VIE’s losses or the right to receive benefits at 100%.
2. ACCOUNTING STANDARDS UPDATE
Recently Adopted Accounting Standards. In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“Topic 280”), which requires enhanced disclosures about significant segment expenses. Under Topic 280, companies are required to disclose, on an annual and interim basis, any significant segment expense that is regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss. The title and position of the CODM must be disclosed plus an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Our adoption of Topic 280 for the fiscal year ended December 31, 2024, and its retrospective application to all prior periods presented in our financial statements did not have a material impact on our disclosures. For more information on our segment disclosures, see Note 10—“Operations by Business Segment and Geographic Area.”

Table of Contents/
Recently Issued Accounting Standards. In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“Topic 740”), which applies to all entities subject to income taxes. Topic 740 requires disaggregated information about a reporting entity’s effective tax rate reconciliation, including percentages and amounts, as well as information on income taxes paid, net of refunds disaggregated by federal, state, local and foreign and by jurisdiction if the amount is 5% or more of total income tax payments, net of refunds. Topic 740 is effective for annual periods beginning after December 15, 2024. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively. We anticipate that Topic 740 will only impact our disclosures and therefore do not expect that Topic 740 will have a material impact on our consolidated financial statements.
In November 2024, the FASB issued ASU 2024-03, “Disaggregation of Income Statement Expenses” (“ASU 2024-03”), which requires additional disclosure of the nature of certain expenses presented on the face of the income statement into specified categories in the footnotes to the financial statements. ASU 2024-03 is effective for annual periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively. We anticipate that ASU 2024-03 will only impact our disclosures and therefore do not expect that ASU 2024-03 will have a material impact on our consolidated financial statements.
3. REVENUE
Revenue by Category
The following table presents revenue disaggregated by business segment, geographical region, and timing of transfer of goods or services.

	Year Ended December 31,
(in thousands)	2024	2023	2022
Business Segment:
Energy
Subsea Robotics	$829,822	$752,521	$621,921
Manufactured Products	555,500	493,692	382,361
Offshore Projects Group	591,037	546,366	489,317
Integrity Management & Digital Solutions	291,866	255,282	229,884
Total Energy	2,268,225	2,047,861	1,723,483
Aerospace and Defense Technologies	392,936	376,845	342,601
Total	$2,661,161	$2,424,706	$2,066,084

	Year Ended December 31,
(in thousands)	2024	2023	2022
Geographic Operating Areas:
Foreign:
Africa	$434,536	$331,891	$286,687
United Kingdom	291,464	205,886	177,234
Norway	233,134	189,802	180,186
Brazil	229,534	202,892	139,859
Asia and Australia	210,582	274,160	206,564
Other	134,106	189,694	96,742
Total Foreign	1,533,356	1,394,325	1,087,272
United States	1,127,805	1,030,381	978,812
Total	$2,661,161	$2,424,706	$2,066,084

	Year Ended December 31,
(in thousands)	2024	2023	2022
Timing of Transfer of Goods or Services:
Revenue recognized over time	$2,474,830	$2,272,160	$1,929,031
Revenue recognized at a point in time	186,331	152,546	137,053
Total	$2,661,161	$2,424,706	$2,066,084
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
The following table provides information about contract assets and contract liabilities from contracts with customers.

	Year Ended December 31,
(in thousands)	2024	2023
Total contract assets, beginning of period	$234,505	$184,847
Revenue accrued	2,540,010	2,328,382
Amounts billed	(2,499,235)	(2,278,724)
Total contract assets, end of period	$275,280	$234,505

Total contract liabilities, beginning of period	$164,631	$112,950
Deferrals of milestone payments	109,641	149,864
Recognition of revenue for goods and services	(133,575)	(98,183)
Total contract liabilities, end of period	$140,697	$164,631

Performance Obligations
As of December 31, 2024, the aggregate amount of the transaction price allocated to remaining performance obligations that were unsatisfied (or partially unsatisfied) was $454 million. In arriving at this value, we have used two expedients available to us and are not disclosing amounts in relation to performance obligations: (1) that are part of contracts with an original expected duration of one year or less; or (2) on contracts where we recognize revenue in line with the billing. Of this amount, we expect to recognize revenue of $329 million over the next 12 months, $109 million within the next 24 months, and substantially all of the remaining balance of $16 million within the next 36 months.
In our Manufactured Products and ADTech segments, we have long-term contracts that extend beyond one year, and these make up the majority of the performance obligations balance reported as of December 31, 2024. We also have shorter-term product contracts with an expected original duration of one year or less that have been excluded.
Where appropriate, we have made estimates within the transaction price of elements of variable consideration within the contracts and constrained those amounts to a level where we consider it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. The amount of revenue recognized in the years ended December 31, 2024 and 2023 that was associated with performance obligations completed or partially completed in prior periods was not significant.
As of December 31, 2024, there were no significant outstanding liability balances for refunds or returns due to the nature of our contracts and the services and products we provide. Our warranties are limited to assurance warranties that are of a standard length and are not considered to be material rights. The majority of our contracts consist of a single performance obligation. While our contracts predominantly only contain one performance obligation and a limited number have variable consideration, when there are multiple obligations, we look for observable evidence of stand-alone selling prices on which to base the allocation.

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
Costs to fulfill a contract primarily consist of certain mobilization costs incurred to provide services or products to our customers. These costs are deferred and amortized over the period of contract performance. The closing balance of costs to fulfill a contract was $3.2 million and $7.8 million as of December 31, 2024 and 2023, respectively. For the years ended December 31, 2024, 2023 and 2022, we recorded amortization expense of $4.9 million, $5.8 million, and $5.6 million, respectively. No impairment costs were recognized.
4. LEASES
Supplemental information about our operating leases follows:

	December 31,
(in thousands)	2024	2023
Assets:
Right-of-use operating lease assets	$334,721	$337,554

Liabilities:
Current	$131,415	$78,117
Noncurrent	238,325	293,482
Lease liabilities	$369,740	$371,599

	December 31,
	2024	2023
Lease Term and Discount Rate:
Weighted-average remaining lease term (years)	6.0	6.9

Weighted-average discount rate	5.9%	5.9%
No impairments of right-of-use operating leases were recorded in the years ended December 31, 2024 and 2023.
Operating lease cost reflects the lease expense resulting from amortization over the respective lease terms of our operating leases with initial lease terms greater than 12 months. Our short-term lease cost consists of expense for our operating leases with initial lease terms of 12 months or less that are not recorded on our balance sheet. The components of lease cost are as follows:

		Year ended December 31,
(in thousands)		2024	2023
Lease Cost:
Operating lease cost	Operating lease cost	$134,708	$56,212
Short-term lease cost	Short-term lease cost	56,477	98,763
Total Lease Cost		$191,185	$154,975
As of December 31, 2024, future maturities of lease liabilities for our operating leases with an initial lease term of more than 12 months were as follows:

(in thousands)
For the year ended December 31,
2025	$149,540
2026	82,286
2027	36,459
2028	27,084
2029	25,863
Thereafter	121,531
Total lease payments	442,763
Less: Interest	(73,023)
Present Value of Operating Lease Liabilities	$369,740

5. SELECTED BALANCE SHEET INFORMATION
The following is information regarding selected balance sheet accounts:

	December 31,
(in thousands)	2024	2023
Inventory, net:
Manufactured Products	$113,104	$104,364
Subsea Robotics	92,149	87,356
Other inventory	17,596	18,078
Total	$222,849	$209,798

Other current assets:
Prepaid expenses	$81,668	$68,464
Angolan bonds	7,000	—
Total	$88,668	$68,464

Other noncurrent assets:
Cash surrender value of life insurance policies	$40,311	$36,588
Investment in unconsolidated affiliates	14,439	30,455
Deferred tax asset	31,903	26,021
Intangible assets, net	33,332	21,182
Other	24,297	23,040
Total	$144,282	$137,286

Accrued liabilities:
Payroll and related costs	$153,273	$154,507
Current operating lease liability	131,415	78,117
Accrued job costs	62,390	56,112
Income taxes payable	49,097	55,990
Accrued interest	12,667	12,667
Other	65,894	54,388
Total	$474,736	$411,781

Other long-term liabilities:
Supplemental Executive Retirement Plan	$33,936	$35,679
Uncertain tax positions	24,169	27,093
Long-Term Incentive Plan	11,521	12,727
Deferred income taxes	2,487	1,033
Other	26,640	25,375
Total	$98,753	$101,907

6. INCOME TAXES
The components of income (loss) before income taxes are as follows:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Domestic	$(8,897)	$(62,294)	$(50,396)
Foreign	233,813	223,349	129,448
Income (loss) before income taxes	$224,916	$161,055	$79,052
The components of the income tax provision (benefit) applicable for domestic and foreign taxes and cash taxes paid are as follows:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Current income tax expense (benefit):
Domestic	$842	$2,043	$3,241
Foreign	87,899	88,394	49,041
Total current income tax expense (benefit)	88,741	90,437	52,282
Deferred income tax expense (benefit):
Domestic	—	(170)	633
Foreign	(11,293)	(26,615)	196
Total deferred income tax expense (benefit)	(11,293)	(26,785)	829
Total income tax expense (benefit)	$77,448	$63,652	$53,111
Cash taxes paid, net	$94,730	$44,014	$44,959
The reconciliation between the actual income tax provision and income tax computed using the U.S. statutory federal income tax rate is summarized as follows:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Income tax provision (benefit) at the U.S. statutory rate	$47,232	$33,821	$16,645
Base erosion and anti-abuse tax	1,714	3,520	2,369
Prior period tax adjustments	(4,735)	1,273	1,367
Deferred tax rate change	23,360	1,460	(2,626)
Valuation allowances	(21,042)	(21,679)	11,078
Foreign tax rate differential	22,733	44,514	14,506
Foreign income inclusion	6,884	(3,618)	12,304
Stock compensation	(1,985)	(1,428)	137
Excess compensation	2,605	1,712	1,083
Uncertain tax positions	2,760	7,761	(704)
General business credits	(2,674)	(4,078)	(1,952)
Other items, net	596	394	(1,096)
Total provision (benefit) for income taxes	$77,448	$63,652	$53,111

Significant components of net deferred tax assets and liabilities were as follows:

	December 31,
(in thousands)	2024	2023
Deferred tax assets:
Deferred compensation	$19,912	$20,310
Deferred income	8,192	13,029
Accrued expenses	28,213	26,811
Net operating loss and other carryforwards	516,201	531,257
Long-term operating lease liabilities	76,801	66,059
Goodwill and intangibles	48,672	45,196
Interest	34,569	34,671
Other	9,672	15,253
Gross deferred tax assets	742,232	752,586
Valuation allowances	(640,393)	(663,784)
Total deferred tax assets	$101,839	$88,802
Deferred tax liabilities:
Property and equipment	$(5,473)	$(4,923)
Other	(3,855)	(800)
Right-of-use operating lease assets	(63,095)	(58,091)
Total deferred tax liabilities	$(72,423)	$(63,814)
Net deferred income tax assets (liabilities), net	$29,416	$24,988
Our net deferred tax assets (liabilities) are reflected within our balance sheet as follows:

	December 31,
(in thousands)	2024	2023
Long-term deferred tax assets	$31,903	$26,021
Deferred tax liabilities included in other long-term liabilities	(2,487)	(1,033)
Net deferred income tax assets (liabilities), net	$29,416	$24,988
As of December 31, 2024, we had approximately $460 million of deferred tax assets related to net operating and other loss carryforwards that were generated in various worldwide jurisdictions. The carryforwards include $58 million that do not expire and $402 million that will expire from 2025 through 2044. We have recorded a total valuation allowance of $640 million on net operating loss, tax credit carryforwards, and other deferred tax assets, as we believe that it is more likely than not that a portion of our deferred tax assets will not be realized. We assess the realizability of our deferred tax assets, considering all relevant factors, at each reporting period. Based on the available positive and negative evidence, including historical and forecasted earnings, we believe it is more likely than not that deferred tax assets in several non-U.S. jurisdictions will be realized. Accordingly, during the twelve-month period ended December 31, 2024 and 2023, we partially released valuation allowances for the deferred tax assets that we believe are more likely than not to be realized. Our valuation allowance decreased by $23 million in 2024 and $21 million in 2023.
During the twelve-month period ended December 31, 2023, we received refunds of $23 million, including interest of $1.7 million which was recorded as a tax benefit, under the U.S. Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act").
We continue to make an assertion to indefinitely reinvest the unrepatriated earnings of any foreign subsidiary that would incur material tax consequences upon the distribution of such earnings. As of December 31, 2024, we did not provide for deferred taxes on earnings of our foreign subsidiaries that are indefinitely reinvested. If we were to make a distribution from the unremitted earnings of these subsidiaries, we could be subject to taxes in various jurisdictions. However, it is not practical to estimate the amount of tax that could ultimately be due if such earnings were remitted. If our expectations were to change regarding future tax consequences, we may be required to record additional deferred taxes that could have a material effect on our consolidated financial statements.

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
A reconciliation of the beginning and ending amount of gross uncertain tax positions, excluding penalties and interest, is as follows:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Balance at beginning of year	$25,457	$15,846	$17,367
Additions based on tax positions related to the current year	1,782	4,391	269
Reductions for expiration of statutes of limitations	(505)	(130)	(520)
Additions based on tax positions related to prior years	2,790	12,576	1,103
Reductions based on tax positions related to prior years	(7,020)	(135)	(2,171)
Settlements	(3,967)	(7,091)	(202)
Balance at end of year	$18,537	$25,457	$15,846
We increased (decreased) income tax expense by $1.0 million, $5.4 million and $(1.0) million in 2024, 2023 and 2022, respectively, for penalties and interest on uncertain tax positions. Our total liabilities for penalties and interest on uncertain tax positions were $5.6 million and $7.9 million in other long-term liabilities on our balance sheets as of December 31, 2024 and 2023, respectively. All additions or reductions to those liabilities would affect our effective income tax rate in the periods of change.
We believe approximately $8.0 million to $15 million of gross uncertain tax positions will be resolved within the next 12 months. As of December 31, 2023, a portion of our uncertain tax position liability was reflected as a reduction in our gross deferred tax asset before valuation allowance and as a reduction in our long-term income tax receivable, which was included in other noncurrent assets on our consolidated balance sheet. The remaining balance was reflected in other long-term liabilities on our consolidated balance sheet. The balance of gross uncertain tax position liability included in other long-term liabilities on our consolidated balance sheet was $19 million as of December 31, 2024 and 2023. The balance of gross uncertain tax position liability netted against our gross deferred tax asset before valuation allowance was $5.0 million as of December 31, 2023. The balance of gross uncertain tax position liability netted against our gross long-term income tax receivable included in other noncurrent assets was $1.0 million as of December 31, 2023.
Our tax returns are subject to audit by taxing authorities in multiple jurisdictions. These audits often take years to complete and settle. The following table lists the earliest tax years open to examination by tax authorities where we have significant operations:

Jurisdiction	Periods
United States	2021
United Kingdom	2022
Norway	2019
Angola	2015
Brazil	2019
Australia	2020

7. SELECTED INCOME STATEMENT INFORMATION
 The following schedule shows our revenue and costs of services and products:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Revenue:
Services	$2,098,501	$1,920,348	$1,673,024
Products	562,660	504,358	393,060
Total revenue	2,661,161	2,424,706	2,066,084
Cost of Services and Products:
Services	1,598,530	1,498,094	1,334,811
Products	475,860	428,686	341,368
Unallocated expenses	101,277	98,955	82,528
Total cost of services and products	2,175,667	2,025,735	1,758,707

8. DEBT
The carrying value of long-term debt consisted of the following:

	December 31,
(in thousands)	2024	2023
6.000% Senior Notes due 2028	$500,000	$500,000
Unamortized discount and debt issuance costs	(17,991)	(22,942)
Long-term Debt	$482,009	$477,058
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
On April 8, 2022, we entered into a new senior secured revolving credit agreement with a group of banks (as amended by an Agreement and Amendment No. 1 to Credit Agreement, dated September 20, 2023, the “Revolving Credit Agreement”). The commitments under the Revolving Credit Agreement are scheduled to mature on April 8, 2027. The Revolving Credit Agreement includes a $215 million revolving credit facility (the “Revolving Credit Facility”) with a $100 million sublimit for the issuance of letters of credit. Our obligations under the Revolving Credit Agreement are guaranteed by certain of our wholly owned subsidiaries and are secured by first priority liens on certain of our assets and those of the guarantors, including, among other things, intellectual property, inventory, accounts receivable, equipment and equity interests in subsidiaries. As of December 31, 2024 and 2023, we had no borrowings outstanding under the Revolving Credit Facility and no letters of credit outstanding under the Revolving Credit Agreement.
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
The Revolving Credit Agreement includes financial covenants that are tested on a quarterly basis, based on the rolling four-quarter period that ends on the last day of each fiscal quarter. The maximum permitted Consolidated Net Leverage Ratio was initially 4.00 to 1.00 and subsequently decreased to 3.25 to 1.00. As of December 31, 2024 and 2023, the maximum permitted Consolidated Net Leverage Ratio was 3.25 to 1.00 and will not change during the remaining term of the Revolving Credit Facility. The minimum Consolidated Interest Coverage Ratio (as defined in the Revolving Credit Agreement) is 3.00 to 1.00 throughout the term of the Revolving Credit Facility. Availability under the Revolving Credit Facility may be limited by these financial covenants and the requirement that any borrowing under the Revolving Credit Facility not require the granting of any liens to secure any senior notes issued by us. The indentures governing the 2028 Senior Notes, and prior to November 2, 2023, the 2024 Senior Notes, generally limit our ability to incur secured debt for borrowed money (such as borrowings under the Revolving Credit Facility) to 15% of our Consolidated Net Tangible Assets (as defined in such indentures). As of December 31, 2024, the full $215 million was available to borrow under the Revolving Credit Facility. In addition, the Revolving Credit Agreement contains various covenants that we believe are customary for agreements of this nature, including, but not limited to, restrictions on our ability and the ability of each of our subsidiaries to incur debt, grant liens, make certain investments, make distributions, merge or consolidate, sell assets and enter into certain restrictive agreements. As of December 31, 2024, we were in compliance with all the covenants set forth in the Revolving Credit Agreement.
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
We incurred $7.1 million of issuance costs related to the 2028 Senior Notes and $4.0 million of loan costs related to the Revolving Credit Agreement. These costs, net of accumulated amortization, are included as a reduction of long-term debt in our consolidated balance sheets, as they pertain to the 2028 Senior Notes, and in other noncurrent assets, as they pertain to the Revolving Credit Agreement. We are amortizing these costs to interest expense through the respective maturity dates for the 2028 Senior Notes and the Revolving Credit Agreement using the straight-line method, which approximates the effective interest rate method. In the years ended December 31, 2024 and 2023, we amortized $2.1 million and $1.6 million, respectively, to interest expense.
We recorded a discount of $20 million related to the 2028 Senior Notes issued in October 2023. This cost, net of accumulated amortization, is included as a reduction of long-term debt in our consolidated balance sheets and is being amortized to interest expense through the maturity date of the 2028 Senior Notes using the straight-line method, which approximates the effective interest rate method. In the years ended December 31, 2024 and 2023, we amortized $4.0 million and $0.9 million, respectively, to interest expense.
We made cash interest payments of $32 million, $34 million and $38 million in 2024, 2023 and 2022, respectively.
9. COMMITMENTS AND CONTINGENCIES
Lease Commitments
As of December 31, 2024, we occupied several facilities under noncancellable operating leases expiring at various dates through 2040. See Note 4—“Leases” for more information on our operating leases.
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

Letters of Credit
We had $72 million and $62 million in letters of credit outstanding as of December 31, 2024 and 2023, respectively, which related to self-insurance requirements and various bid and performance bonds, which are usually for the duration of the applicable contract.
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
We estimated the aggregate fair market value of the 2028 Senior Notes to be $494 million as of December 31, 2024 based on quoted prices. Since the market for the 2028 Senior Notes is not an active market, the fair value of the 2028 Senior Notes is classified within Level 2 in the fair value hierarchy under U.S. GAAP (inputs other than quoted prices in active markets for similar assets and liabilities that are observable or can be corroborated by observable market data for substantially the full terms for the assets or liabilities).
Foreign currency gains (losses) were $0.9 million, $(1.4) million and less than $(0.1) million in the years ended December 31, 2024, 2023 and 2022, respectively. We recorded foreign currency transaction gains (losses) as a component of other income (expense), net in our consolidated statements of operations in those respective periods.
Any conversion of cash balances in deposit accounts in Angola from kwanza to U.S. dollars is controlled by the central bank in Angola. As of December 31, 2024 and 2023, we had the equivalent of approximately $19 million and $8.1 million of kwanza cash balances, respectively, in Angola reflected on our consolidated balance sheets.
To mitigate our currency exposure risk in Angola, we have used kwanza to purchase equivalent Angolan central bank (Banco Nacional de Angola) bonds. These bonds are denominated as U.S. dollar equivalents, so that, upon payment of semi-annual interest and principal upon maturity, payment will be settled and made in kwanza, equivalent to the respective U.S. dollars at the then-current exchange rate. In the third quarter of 2024, we purchased $7.0 million of U.S. dollar equivalent Angolan bonds. These bonds mature in February 2031. Because we intend to sell the bonds if we are able to repatriate the proceeds, we have classified these bonds as available-for-sale securities, and they are recorded at fair market value in other current assets in our consolidated balance sheet as of December 31, 2024. We did not sell any of our Angolan bonds in the year ended December 31, 2024. We estimated the fair market value of the Angolan bonds to be $7.0 million as of December 31, 2024, using quoted market prices. Since the market for the Angolan bonds was not an active market, the fair value of the Angolan bonds was classified within Level 2 in the fair value hierarchy under U.S. GAAP.
As of December 31, 2022, we had $6.2 million of U.S. dollar equivalent Angolan bonds that were classified as available-for-sale securities and recorded at fair market value in other current assets in our consolidated balance sheets. These bonds matured on September 1, 2023, and we received cash proceeds of kwanza equivalent to $6.2 million in U.S. dollars.
In the three-month period ended June 30, 2021, we were notified by a customer in our Manufactured Products segment that it was suspending a contract that was substantially complete. Specific to this contract, we billed and received $12 million in the year ended December 31, 2024. As of December 31, 2024, we had outstanding contract assets of approximately $1.3 million for the contract and contract liabilities of $2.2 million prepaid for storage of components. As of December 31, 2023, we had outstanding contract assets of approximately $1.3 million for the contract and contract liabilities of $3.4 million prepaid for storage of components. We are in discussions with the customer concerning the timing of remaining payments. We continue to believe we will realize these contract assets at their book values, although we can provide no assurance as to the timing of receipt of the remaining payments.

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
• Manufactured Products—Our Manufactured Products segment provides the following:
◦ distribution and connection systems including production control umbilicals and field development hardware, pipeline connection and repair systems, and subsea and topside control valves primarily to the energy industry; and
◦autonomous mobile robotic technology and entertainment systems to a variety of industries.
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
Our CODM is our chief executive officer. Our CODM analyzes each segment’s performance using revenue and operating income (loss). Operating income (loss) includes certain regional shared services cost allocations directly attributable to each segment. Intersegment revenue and expenses have been eliminated in the reported revenue and operating income (loss). We determine operating income (loss) for each business segment before interest income or expense, equity in income (losses) of unconsolidated affiliates, other income (expense) and provision for income taxes.
Our CODM uses both revenue and operating income (loss) for each segment in the annual budgeting and forecasting processes. The CODM considers budget-to-actual and forecast-to-actual variances on a quarterly basis when making decisions about the allocation of operating and capital resources to each segment.

There are no differences in the basis of segmentation or in the basis of measurement of segment profit or loss from those used in our consolidated financial statements for the years ended December 31, 2023 and 2022. We have added additional disclosures, retrospectively, as required under ASU 2023-07. The tables that follow present information about our business segments, as well as the Unallocated Expenses category, and includes a reconciliation to income (loss) before income taxes:

	For the Year Ended December 31, 2024
(in thousands)	Subsea Robotics	Manufactured Products	OPG	IMDS	ADTech	Unallocated Expenses	Total

Revenue	$829,822	$555,500	$591,037	$291,866	$392,936	$—	$2,661,161
Cost of services and products	541,702	473,218	482,467	254,902	322,101	101,277	2,175,667
Selling, general and administrative [1]	52,909	39,282	34,871	27,137	28,634	56,391	239,224
Operating income (loss)	235,211	43,000	73,699	9,827	42,201	(157,668)	246,270
Interest income	—	—	—	—	—	12,124	12,124
Interest expense	—	—	—	—	—	(37,917)	(37,917)
Equity in income (losses) of unconsolidated affiliates	—	—	—	—	—	929	929
Other income (expense), net	—	—	—	—	—	3,510	3,510
Income (loss) before income taxes	$235,211	$43,000	$73,699	$9,827	$42,201	$(179,022)	$224,916

Depreciation and amortization	$48,916	$12,452	$22,451	$6,025	$2,620	$10,979	$103,443
Capital expenditures, including business acquisitions	$63,820	$9,648	$18,595	$30,899	$5,443	$5,880	$134,285

1	For all reportable segments, Selling, general and administrative expense primarily includes payroll and related costs including subcontractors and temporary labor, lease and rental expense, maintenance and supplies expense, insurance expense and certain overhead expenses.

	December 31, 2024
(in thousands)	Subsea Robotics	Manufactured Products	OPG	IMDS	ADTech	Corporate and Other	Total

Assets	$476,372	$336,664	$505,515	$125,890	$122,433	$769,473	$2,336,347
Property and Equipment, Net	$198,088	$61,751	$126,468	$14,908	$6,706	$12,177	$420,098
Goodwill	$23,281	$—	$—	$15,615	$10,454	$—	$49,350

	For the Year Ended December 31, 2023
(in thousands)	Subsea Robotics	Manufactured Products	OPG	IMDS	ADTech	Unallocated Expenses	Total

Revenue	$752,521	$493,692	$546,366	$255,282	$376,845	$—	$2,424,706
Cost of services and products	530,556	424,079	449,426	216,294	306,425	98,955	2,025,735
Selling, general and administrative [1]	47,672	34,062	32,394	25,615	25,417	52,483	217,643
Operating income (loss)	174,293	35,551	64,546	13,373	45,003	(151,438)	181,328
Interest income	—	—	—	—	—	15,425	15,425
Interest expense	—	—	—	—	—	(36,523)	(36,523)
Equity in income (losses) of unconsolidated affiliates	—	—	—	—	—	2,061	2,061
Other income (expense), net	—	—	—	—	—	(1,236)	(1,236)
Income (loss) before income taxes	$174,293	$35,551	$64,546	$13,373	$45,003	$(171,711)	$161,055

Depreciation and amortization	$54,365	$12,220	$27,956	$3,608	$2,504	$4,307	$104,960
Capital expenditures, including business acquisitions	$67,197	$6,776	$8,574	$10,346	$4,953	$2,880	$100,726

1	For all reportable segments, Selling, general and administrative expense primarily includes payroll and related costs including subcontractors and temporary labor, lease and rental expense, maintenance and supplies expense, insurance expense and certain overhead expenses.

	December 31, 2023
(in thousands)	Subsea Robotics	Manufactured Products	OPG	IMDS	ADTech	Corporate and Other	Total

Assets	$488,900	$344,215	$478,937	$90,559	$111,333	$725,062	$2,239,006
Property and Equipment, Net	$186,995	$68,694	$135,712	$13,712	$7,431	$11,749	$424,293
Goodwill	$23,760	$—	$—	$—	$10,454	$—	$34,214

	For the Year Ended December 31, 2022
(in thousands)	Subsea Robotics	Manufactured Products	OPG	IMDS	ADTech	Unallocated Expenses	Total

Revenue	$621,921	$382,361	$489,317	$229,884	$342,601	$—	$2,066,084
Cost of services and products	461,394	336,527	410,944	193,160	274,154	82,528	1,758,707
Selling, general and administrative [1]	42,279	34,142	29,117	21,823	24,279	44,874	196,514
Operating income (loss)	118,248	11,692	49,256	14,901	44,168	(127,402)	110,863
Interest income	—	—	—	—	—	5,708	5,708
Interest expense	—	—	—	—	—	(38,215)	(38,215)
Equity in income (losses) of unconsolidated affiliates	—	—	—	—	—	1,707	1,707
Other income (expense), net	—	—	—	—	—	(1,011)	(1,011)
Income (loss) before income taxes	$118,248	$11,692	$49,256	$14,901	$44,168	$(159,213)	$79,052

Depreciation and amortization	$67,684	$11,946	$28,560	$4,599	$2,853	$5,327	$120,969
Capital expenditures, including business acquisitions	$55,649	$4,129	$4,456	$4,058	$1,956	$10,795	$81,043

1	For all reportable segments, Selling, general and administrative expense primarily includes payroll and related costs including subcontractors and temporary labor, lease and rental expense, maintenance and supplies expense, insurance expense and certain overhead expenses.

	December 31, 2022
(in thousands)	Subsea Robotics	Manufactured Products	OPG	IMDS	ADTech	Corporate and Other	Total

Assets	$467,608	$339,087	$345,264	$91,154	$115,450	$673,120	$2,031,683
Property and Equipment, Net	$175,239	$74,282	$159,439	$9,807	$6,186	$13,496	$438,449
Goodwill	$23,885	$—	$—	$—	$10,454	$—	$34,339

All assets specifically identified with a particular business segment have been segregated. Cash and cash equivalents, certain other current assets, certain investments and certain other assets have not been allocated to particular business segments and are included in Corporate and Other. The changes in our reporting units’ goodwill balances during the periods presented are from the 2024 acquisition of GDi and currency exchange rate changes. See Note 1—”Summary of Significant Accounting Policies” for more information about the GDi acquisition.
Revenue
No individual customer accounted for more than 10% of our consolidated revenue for the year ended December 31, 2024. For the years ended December 31, 2023 and 2022, revenue from one customer, the U.S. Government, which is served primarily by our ADTech segment, accounted for 10% and 11%, respectively, of our total consolidated annual revenue, and no other customer accounted for more than 10% of our total consolidated revenue.
Depreciation and Amortization Expense
Depreciation expense on property and equipment, reflected in the Depreciation and Amortization Expense table above, was $89 million, $99 million and $113 million in 2024, 2023 and 2022, respectively.
Amortization expense primarily relating to long-lived intangible assets and debt issuance costs and discounts, reflected in the Depreciation and Amortization Expense table above, was $14 million, $6.4 million and $7.5 million in 2024, 2023 and 2022, respectively.
Assets, Property and Equipment, Net and Goodwill
All assets specifically identified with a particular business segment have been segregated. Cash and cash equivalents, certain other current assets, certain investments and certain other assets have not been allocated to particular business segments and are included in Corporate and Other. The changes in our reporting units’ goodwill balances are from our business acquisition in 2024 and currency exchange rate changes for all of the periods presented.
Geographic Operating Areas
For 2024 and 2023, $335 million and $338 million of right-of-use operating lease assets are included in the following table which summarizes Property and Equipment, Net and Right-of-Use Operating Lease Assets by geographic area:

	December 31,
(in thousands)	2024	2023
Property and Equipment, Net and Right-of-Use Operating Lease Assets
Foreign:
United Kingdom	$77,584	$129,124
Brazil	72,449	71,239
Norway	74,754	69,739
Africa	87,354	41,306
Asia and Australia	36,197	37,244
Other	10,982	15,267
Total Foreign	359,320	363,919
United States	395,499	397,928
Total	$754,819	$761,847

Revenue is based on location where services are performed and products are manufactured. See Note 3—”Revenue” for disclosure of revenue by geographic area .
11. EMPLOYEE BENEFIT PLANS
Retirement Investment Plans

We have several employee retirement investment plans that, taken together, cover most of our full-time employees. The Oceaneering Retirement Investment Plan is a 401(k) plan in which U.S. employees may participate by deferring a portion of their gross monthly salary and directing us to contribute the deferred amount to the plan. We match a portion of the employees' deferred compensation. Our contributions to the 401(k) plan were $24 million, $23 million and $20 million for the plan years ended December 31, 2024, 2023 and 2022, respectively.
We also make matching contributions to foreign employee savings plans similar in nature to a 401(k) plan. In 2024, 2023 and 2022, these contributions, principally related to plans associated with the United Kingdom and Norwegian subsidiaries, were $14 million, $12 million and $11 million, respectively.
The Oceaneering International, Inc. Supplemental Executive Retirement Plan covers selected key management employees and executives, as approved by the Compensation Committee of our Board of Directors (the “Compensation Committee”). Under this plan, we accrue an amount determined as a percentage of the participant's gross monthly salary and the amounts accrued are treated as if they are invested in one or more investment vehicles pursuant to this plan. Net expenses related to this plan during 2024, 2023 and 2022 were $1.9 million, $1.3 million and $2.6 million, respectively.
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
In 2024, 2023 and 2022, the Compensation Committee granted awards of performance units to certain of our key executives and employees. The performance units awarded are scheduled to vest in full on the third anniversary of the applicable award dates, or pro rata over three years if the participant meets certain age and years of service requirements. The Compensation Committee and the Board of Directors approved specific financial goals and measures (as defined), for each of the three-year periods ending December 31, 2026, 2025 and 2024 to be used as the basis for the final value of the performance units. The final value of the performance unit granted may range from $0 to $200 in each of 2024, 2023 and 2022. Upon vesting and determination of value, the value of the performance units will be payable in cash. Compensation expense related to the performance units was $10 million, $12 million and $13 million in 2024, 2023 and 2022, respectively. As of December 31, 2024, there were 257,873 performance units outstanding.
Annually, the Compensation Committee of our Board of Directors grants restricted units of our common stock to certain of our key executives and employees and restricted common stock to our nonemployee directors. Over 78%, 80% and 83% of the grants made to our employees in 2024, 2023 and 2022, respectively, vest in full on the third anniversary of the award date, conditional upon continued employment through such vesting date. The remainder of the grants made to employees can vest pro rata over three years, provided the individual meets certain age and years-of-service requirements. For the grants of restricted stock units to each of the participant employees, the participant will be issued one share of our common stock for each of the participant's vested restricted stock units at the earlier of three years or, if the participant vested earlier after meeting the age and service requirements, following termination of employment or service; however, the restricted stock units outstanding have no voting or dividend rights. The grants of restricted stock to our nonemployee directors generally vest in full on the first anniversary of the award date, conditional upon continued service as a director, except for the 2023 grant to one director who retired from our board of directors as of the date of our annual meeting in May 2023, which vested on that date. Each grantee of shares of restricted stock to our nonemployee directors is deemed to be the record owner of those shares during the restriction period, with the right to vote and receive any dividends on those shares.

The Compensation Committee has a policy that Oceaneering will not provide U.S. federal income tax gross-up payments to any of its directors or executive officers in connection with future awards of restricted stock or stock units.
The additional tax charge(benefit) realized from tax deductions less than or in excess of the financial statement expense of our restricted stock grants was $(2.0) million, $(1.4) million and $0.1 million in 2024, 2023 and 2022, respectively. The 2024, 2023 and 2022 charges were recognized in our consolidated statements of operations.
The following is a summary of our restricted stock and restricted stock unit activity for 2024, 2023 and 2022:

	Number	Weighted Average Fair Value	Aggregate Intrinsic Value
Balance as of December 31, 2021	2,447,259	$12.10
Granted	898,264	14.14
Issued	(674,968)	14.53	$9,529,000
Forfeited	(134,748)	12.19
Balance as of December 31, 2022	2,535,807	$12.18
Granted	753,670	19.14
Issued	(823,785)	10.95	$16,232,000
Forfeited	(180,382)	13.82
Balance as of December 31, 2023	2,285,310	$14.78
Granted	763,180	21.97
Issued	(982,390)	12.32	$21,616,000
Forfeited	(60,498)	18.29
Balance as of December 31, 2024	2,005,602	$18.62

Grants of restricted stock units are valued at their estimated fair values as of their respective grant dates. The grants in 2024, 2023 and 2022 were subject only to vesting conditioned on continued employment or service as a nonemployee director; therefore, these grants were valued at the grant date fair market value using the closing price of our stock on the New York Stock Exchange.
Compensation expense under the restricted stock plans was $12 million, $11 million and $9.6 million for 2024, 2023 and 2022, respectively. As of December 31, 2024, we had $13 million of future expense to be recognized related to our restricted stock unit plans over a weighted-average remaining life of 1.7 years.
Post-Employment Benefit
Pursuant to a service agreement we entered into with a former Chairman of the Board of Directors, we are obligated to provide for medical coverage on an after-tax basis to him, his spouse and two adult children for their lives. Our total accrued liabilities, current and long-term, under this post-employment benefit were $1.8 million as of both December 31, 2024 and 2023.