Form 10-K/A
period 2024-12-31
OCEANEERING INTERNATIONAL INC
filed 2025-03-04
CIK 73756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A

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
Number of shares of Common Stock outstanding as of February 14, 2025: 100,660,997.
Documents Incorporated by Reference:
None.

EXPLANATORY NOTE
Oceaneering International, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 24, 2025 (the “Original Form 10-K”), solely for the purpose of correcting the number of shares of Common Stock outstanding as of February 14, 2025. Accordingly, this Form 10-K/A consists solely of the cover page, this Explanatory Note and the Exhibit Index and the exhibits filed hereto or incorporated by reference herein.
Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Form 10-K/A also contains new certifications by the principal executive officer and the principal financial officer as required by Section 302 of the Sarbanes-Oxley Act of 2002. Accordingly, Item 15(a)(3) of Part IV is amended to include the currently dated certifications as exhibits. Because this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. Additionally, because this Form 10-K/A does not include financial statements, the Company is not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Except as expressly noted in this Form 10-K/A, this Form 10-K/A does not reflect events occurring after the original filing of the Original Form 10-K or modify or update in any way any of the other disclosures contained in the Original Form 10-K, including, without limitation, the financial statements or other financial information included therein or the exhibits thereto. Information not affected by this Form 10-K/A remains unchanged and reflects the disclosures made at the time the Original Form 10-K was made. Accordingly, this Form 10-K/A should be read in conjunction with the Original Form 10-K and the Company’s other filings with the SEC.

Part IV

Item 15.    Exhibits, Financial Statement Schedules.
(a)(1) and (2)
The financial statements and financial statement schedule of the Company are not included in this Form 10-K/A. See Part II, Item 8 of the Original Form 10-K.

3.    Exhibits:
Exhibit Index

				Registration or File Number	Form of Report	Report Date	Exhibit Number
*	3.01		Restated Certificate of Incorporation	1-10945	10-K	Dec. 2000	3.01
*	3.02		Certificate of Amendment to Restated Certificate of Incorporation	1-10945	8-K	May 2008	3.1
*	3.03		Certificate of Amendment to Restated Certificate of Incorporation	1-10945	8-K	May 2014	3.1
*	3.04		Amended and Restated Bylaws	1-10945	8-K	Nov. 2022	3.01
‡	4.01		Description of Common Stock
*	4.02		Specimen of Common Stock Certificate	1-10945	10-Q	Sep. 2018	4.3
*	4.03		Indenture dated, November 21, 2014, between Oceaneering International, Inc. and Wells Fargo Bank, National Association, as Trustee, relating to senior debt securities of Oceaneering International, Inc.	1-10945	8-K	Nov. 2014	4.1
*	4.04		Second Supplemental Indenture, dated February 6, 2018, between Oceaneering International, Inc. and Wells Fargo Bank, National Association, as Trustee, providing for the issuance of Oceaneering International, Inc.'s 6.000% Senior Notes due 2028 (including Form of Notes)	1-10945	8-K	Feb. 2018	4.2
*	4.05		Third Supplemental Indenture, dated October 2, 2023, between Oceaneering International, Inc. and Computershare Trust Company, N.A., as trustee, with respect to 6.000% Senior Notes due 2028	1-10945	8-K	Oct. 2023	4.3
We and certain of our consolidated subsidiaries are parties to debt instruments under which the total amount of securities authorized does not exceed 10% of our total consolidated assets. Pursuant to paragraph 4(iii)(A) of Item 601(b) of Regulation S-K, we agree to furnish a copy of those instruments to the Securities and Exchange Commission on request.
*	10.01	+	Amended and Restated Service Agreement dated as of December 21, 2006 between Oceaneering and John R. Huff	1-10945	8-K	Dec. 2006	10.1
*	10.02	+	Modification to Service Agreement dated as of December 21, 2006 between Oceaneering and John R. Huff	1-10945	8-K	Dec. 2008	10.9
*	10.03	+	Trust Agreement dated as of May 12, 2006 between Oceaneering and United Trust Company, National Association (the “Huff Trust Agreement”)	1-10945	8-K	May 2006	10.2
*	10.04	+	First Amendment to Huff Trust Agreement dated as of May 12, 2006 between Oceaneering International, Inc. and Bank of America National Association, as successor trustee	1-10945	8-K	Dec. 2008	10.10

*	10.05	+	Second Amendment to Huff Trust Agreement dated as of May 12, 2006 between Oceaneering International, Inc. and Evercore Trust Company, National Association, as successor trustee	1-10945	10-K	Dec. 2018	10.33
*	10.06	+	Third Amendment to Huff Trust Agreement dated as of May 12, 2006 between Oceaneering International, Inc. and Newport Trust Company, as successor trustee	1-10945	10-K	Dec. 2018	10.34
*	10.07	+	Oceaneering International, Inc. Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2009	1-10945	8-K	Dec. 2008	10.5
*	10.08	+	Amended and Restated Oceaneering International, Inc. Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2000 (for Internal Revenue Code Section 409A-grandfathered benefits)	1-10945	8-K	Dec. 2008	10.6
*	10.09	+	Form of Change-of-Control Agreement and Annex for Roderick A. Larson	1-10945	8-K	Aug. 2015	10.3
*	10.10	+	Form of Change-of-Control Agreement	1-10945	8-K	May 2011	10.5
*	10.11	+	Form of Indemnification Agreement	1-10945	8-K	May 2011	10.4
*	10.12	+	Oceaneering International, Inc. Retirement Investment Plan, amended and restated with effective January 1, 2019	1-10945	10-K	Dec. 2018	10.31
*	10.13	+	Amendment No. 1 to Amended and Restated Oceaneering International, Inc. Retirement Investment Plan	1-10945	10-K	Dec. 2020	10.18
*	10.14	+	Amendment No. 2 to Amended and Restated Oceaneering International, Inc. Retirement Investment Plan	1-10945	10-K	Dec. 2020	10.19
*	10.15	+	Amendment No. 3 to Amended and Restated Oceaneering International, Inc. Retirement Investment Plan	1-10945	10-Q	Jun. 2021	10.01
*	10.16	+	Oceaneering Retirement Investment Plan Trust Agreement with Fidelity Management Trust Company effective January 1, 2019	1-10945	10-K	Dec. 2018	10.35
*	10.17	+	Change of Control Plan and Form of Participation Agreement	1-10945	10-K	Dec. 2018	10.32
*	10.18		Credit Agreement, dated as of April 8, 2022, among Oceaneering International, Inc., as borrower, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent.	1-10945	8-K	Apr. 2022	10.1
*	10.19		Agreement and Amendment No. 1 to Credit Agreement, dated as of September 20, 2023, among Oceaneering International, Inc., as borrower, the guarantors party thereto, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent	1-10945	8-K	Sept. 2023	10.1
*	10.20	+	Form of 2022 Restricted Stock Unit Agreement	1-10945	8-K	Mar. 2022	10.1
*	10.21	+	Form of 2022 Performance Unit Agreement	1-10945	8-K	Mar. 2022	10.2
*	10.22	+	2020 Incentive Plan	333-238325	S-8	May 2020	4.06
*	10.23 +		Form Restricted Stock Unit Agreement	1-10945	8-K	Feb. 2023	10.1
*	10.24 +		Form Performance Unit Agreement	1-10945	8-K	Feb. 2023	10.2
*	10.25 +		Form Nonemployee Director Restricted Stock Agreement	1-10945	8-K	Feb. 2023	10.3
*	10.26 +		2024 Annual Cash Bonus Award Program Summary	1-10945	10-Q	Apr. 2026	10.01
‡	19		Oceaneering International, Inc. Insider Trading Policy

‡	21.01	Subsidiaries of Oceaneering
‡	23.01	Consent of Independent Registered Public Accounting Firm
	31.01	Rule 13a – 14(a)/15d – 14(a) certification of principal executive officer
	31.02	Rule 13a – 14(a)/15d – 14(a) certification of principal financial officer
‡	32.01	Section 1350 certification of principal executive officer
‡	32.02	Section 1350 certification of principal financial officer
‡	97.01 +	Oceaneering International, Inc. Policy for the Recovery of Erroneously Awarded Compensation
	101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
	101.SCH	Inline XBRL Taxonomy Extension Schema Document
	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
	101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
	104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

	*	Exhibit previously filed with the Securities and Exchange Commission, as indicated, and incorporated herein by reference.
	+	Management contract or compensatory plan or arrangement.
	‡	Previously filed or furnished with the Original Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OCEANEERING INTERNATIONAL, INC.

Date:	March 3, 2025	By:	/S/ RODERICK A. LARSON
Roderick A. Larson
President and Chief Executive Officer and Director