Form 10-Q
period 2025-03-31
OCEANEERING INTERNATIONAL INC
filed 2025-04-24
CIK 73756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
☐ Yes   ☑ No
Number of shares of Common Stock outstanding as of April 18, 2025: 100,594,528

Oceaneering International, Inc.
Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	Mar 31, 2025	Dec 31, 2024
(in thousands, except share data)
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$381,984	$497,516
Accounts receivable, net	371,732	303,583
Contract assets, net	269,297	275,280
Inventory, net	220,776	222,849
Other current assets	91,817	88,668
Total Current Assets	1,335,606	1,387,896
Property and equipment, at cost	2,198,034	2,156,388
Less accumulated depreciation	1,766,099	1,736,290
Net property and equipment	431,935	420,098
Other Assets:
Goodwill	50,173	49,350
Other noncurrent assets	143,495	144,282
Right-of-use operating lease assets	313,814	334,721
Total other assets	507,482	528,353
Total Assets	$2,275,023	$2,336,347
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$169,390	$181,505
Accrued liabilities	430,823	474,736
Contract liabilities	106,211	140,697
Total current liabilities	706,424	796,938
Long-term debt	483,312	482,009
Long-term operating lease liabilities	218,211	238,325
Other long-term liabilities	87,948	98,753
Commitments and contingencies
Equity:
Common stock, par value $0.25 per share; 360,000,000 shares authorized; 110,834,088 shares issued	27,709	27,709
Additional paid-in capital	74,314	98,621
Treasury stock; 10,241,769 and 10,173,091 shares, at cost	(542,950)	(555,350)
Retained earnings	1,623,102	1,572,725
Accumulated other comprehensive loss	(409,110)	(429,446)
Oceaneering shareholders' equity	773,065	714,259
Noncontrolling interest	6,063	6,063
Total equity	779,128	720,322
Total Liabilities and Equity	$2,275,023	$2,336,347

The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
(in thousands, except per share data)	2025	2024
Revenue	$674,523	$599,092
Cost of services and products	539,512	506,708
Gross margin	135,011	92,384
Selling, general and administrative expense	61,539	55,691
Income (loss) from operations	73,472	36,693
Interest income	3,644	3,040
Interest expense, net of amounts capitalized	(9,075)	(9,204)
Equity in income (losses) of unconsolidated affiliates	362	169
Other income (expense), net	975	1,480
Income (loss) before income taxes	69,378	32,178
Provision (benefit) for income taxes	19,001	17,043
Net Income (Loss)	$50,377	$15,135

Weighted-average shares outstanding
Basic	100,746	101,025
Diluted	101,903	102,250
Earnings (loss) per share
Basic	$0.50	$0.15
Diluted	$0.49	$0.15

The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three Months Ended March 31,
(in thousands)	2025	2024
Net income (loss)	$50,377	$15,135
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	20,336	(15,963)
Total other comprehensive income (loss)	20,336	(15,963)
Comprehensive income (loss)	$70,713	$(828)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
(in thousands)	2025	2024
Cash Flows from Operating Activities:
Net income (loss)	$50,377	$15,135
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	24,448	27,058
Deferred income tax provision (benefit)	106	(1,497)
Inventory write-downs	10,353	—
Net loss (gain) on sales of property and equipment	(188)	(11)
Noncash compensation	3,708	3,233
Noncash impact of lease accounting	450	957
Excluding the effects of acquisitions, increase (decrease) in cash from:
Accounts receivable and contract assets	(61,266)	(11,519)
Inventory	(8,280)	(7,116)
Other operating assets	(2,019)	(22,259)
Capitalized cloud-based service contract costs	(1,727)	—
Currency translation effect on working capital, excluding cash	4,558	(5,361)
Current liabilities	(90,411)	(58,994)
Other operating liabilities	(10,827)	(9,343)
Total adjustments to net income (loss)	(131,095)	(84,852)
Net Cash Provided by (Used in) Operating Activities	(80,718)	(69,717)
Cash Flows from Investing Activities:
Purchases of property and equipment	(26,088)	(25,518)
Distributions of capital from unconsolidated affiliates	—	1,413
Proceeds from sale of property and equipment	520	—
Other investing activities	1,263	900
Net Cash Provided by (Used in) Investing Activities	(24,305)	(23,205)
Cash Flows from Financing Activities:
Employer tax withholding on settlement of shares	(5,607)	(7,344)
Purchases of treasury stock	(10,008)	—
Other financing activities	—	(112)
Net Cash Provided by (Used in) Financing Activities	(15,615)	(7,456)
Effect of exchange rates on cash	5,106	(6,491)
Net Increase (Decrease) in Cash and Cash Equivalents	(115,532)	(106,869)
Cash and Cash Equivalents—Beginning of Period	497,516	461,566
Cash and Cash Equivalents—End of Period	$381,984	$354,697

The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Oceaneering Shareholders' Equity	Non-controlling Interest	Total Equity
(in thousands)
Balance, December 31, 2024	$27,709	$98,621	$(555,350)	$1,572,725	$(429,446)	$714,259	$6,063	$720,322
Net income (loss)	—	—	—	50,377	—	50,377	—	50,377
Other comprehensive income (loss)	—	—	—	—	20,336	20,336	—	20,336
Restricted stock unit activity	—	(24,731)	22,408	—	—	(2,323)	—	(2,323)
Restricted stock activity	—	424	—	—	—	424	—	424
Treasury stock purchases, 479,154 shares	—	—	(10,008)		—	(10,008)	—	(10,008)
Balance, March 31, 2025	$27,709	$74,314	$(542,950)	$1,623,102	$(409,110)	$773,065	$6,063	$779,128

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Oceaneering Shareholders' Equity	Non-controlling Interest	Total Equity
(in thousands)
Balance, December 31, 2023	$27,709	$131,774	$(574,380)	$1,425,257	$(382,340)	$628,020	$6,063	$634,083
Net income (loss)	—	—	—	15,135	—	15,135	—	15,135
Other comprehensive income (loss)	—	—	—	—	(15,963)	(15,963)	—	(15,963)
Restricted stock unit activity	—	(37,504)	33,392	—	—	(4,112)	—	(4,112)
Balance, March 31, 2024	$27,709	$94,270	$(540,988)	$1,440,392	$(398,303)	$623,080	$6,063	$629,143

The accompanying Notes are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation. Oceaneering International, Inc. (“Oceaneering,” “we,” “our” or “us”) has prepared these unaudited consolidated financial statements pursuant to instructions for quarterly reports on Form 10-Q, which we are required to file with the United States Securities and Exchange Commission (the “SEC”). These financial statements do not include all information and footnotes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). These financial statements reflect all adjustments that we believe are necessary to present fairly our financial position as of March 31, 2025 and our results of operations and cash flows for the periods presented. Except as otherwise disclosed herein, all such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in our annual report on Form 10-K for the year ended December 31, 2024. The results for interim periods are not necessarily indicative of annual results.

Principles of Consolidation. The consolidated financial statements include the accounts of Oceaneering and our 50% or more owned and controlled subsidiaries. We also consolidate entities that are determined to be variable interest entities if we determine that we are the primary beneficiary; otherwise, we account for those entities using the equity method of accounting. We use the equity method to account for our investments in unconsolidated affiliated companies of which we own an equity interest between 20% and 50% and as to which we have significant influence, but not control, over operations. We use the cost method for all other long-term investments. Investments in entities that we do not consolidate are reflected on our consolidated balance sheets in other noncurrent assets. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

We consider macroeconomic conditions when assessing our credit risk exposure, including any impacts from the conflicts in Russia and Ukraine and in the Middle East, volatility in the financial services industry and the oil and natural gas markets, tariffs and retaliatory tariffs, U.S. economic and monetary policy, and the effects thereof on our customers and various counterparties. We have determined the impacts to our credit loss expense are de minimis for the three-month periods ended March 31, 2025 and 2024.

As of March 31, 2025, our allowance for credit losses was $1.7 million for accounts receivable and $1.4 million for other receivables. As of December 31, 2024, our allowance for credit losses was $1.5 million for accounts receivable and $1.4 million for other receivables. Our total allowance for credit losses as of March 31, 2025, as compared to the same period in the prior year, increased slightly due to the corresponding increase in accounts receivable.

Financial assets are written off when deemed uncollectible and there is no reasonable expectation of recovering the contractual cash flows. During the three-month period ended March 31, 2025, we wrote off less than $0.1 million in financial assets and during the three-month period ended March 31, 2024, we wrote off $0.1 million in financial assets.

Accounts receivable are considered to be past due after the end of the contractual terms agreed to with the customer. There were no material past-due amounts that we consider uncollectible for our financial assets as of March 31, 2025. We generally do not require collateral from our customers.

Inventory. Inventory is valued at the lower of cost or net realizable value. We determine cost using the weighted-average method. We periodically review the value of items in inventory and record write-downs or write-offs of inventory based on our assessment of market conditions. Write-downs and write-offs are charged to cost of services and products. In the three-month period ended March 31, 2025, we recorded an increase to our inventory reserve related to a write-down of $10 million associated with our theme park ride business in our Manufactured Products segment. We did not record any write-downs or write-offs of inventory in the three-month period ended March 31, 2024. Our inventory reserve was $46 million and $36 million as of March 31, 2025 and December 31, 2024, respectively.

Property and Equipment, Long-Lived Intangible Assets and Right-of-Use Operating Lease Assets. We provide for depreciation of property and equipment on the straight-line method over estimated useful lives of eight years for Remotely Operated Vehicles (“ROVs”), three to 25 years for marine services equipment (such as vessels), and three to 25 years for buildings and improvements and also manufacturing and other equipment.

We charge the costs of repair and maintenance of property and equipment to operations as incurred, and we capitalize the costs of improvements that extend asset lives or functionality. Upon the disposition of property and equipment, the related cost and accumulated depreciation accounts are relieved and any resulting gain or loss is recognized in income.

We capitalize interest on assets where the construction period is anticipated to be more than three months. We capitalized less than $0.1 million of interest in the three-month period ended March 31, 2025 and no interest was capitalized in the three-month period ended March 31, 2024. We do not allocate general administrative costs to capital projects. We had construction in progress of $61 million and $60 million as of March 31, 2025 and December 31, 2024, respectively, primarily related to projects in our Subsea Robotics segment.

Long-lived intangible assets, primarily acquired in connection with business combinations, include trade names, intellectual property and customer relationships and are being amortized over their respective estimated useful lives.

Our management periodically, and upon the occurrence of a triggering event, reviews the realizability of our property and equipment, long-lived intangible assets and right-of-use operating lease assets to determine whether any events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable. For long-lived assets to be held and used, we base our evaluation on impairment indicators such as the nature of the assets, the future economic benefits of the assets, any historical or future profitability measurements and other external market conditions or factors that may be present. If such impairment indicators are present or other factors exist that indicate that the carrying amount of an asset may not be recoverable, we determine whether an impairment has occurred using an undiscounted cash flows analysis of the asset at the lowest level for which identifiable cash flows exist. If an impairment has occurred, we recognize a loss for the difference between the carrying amount and the fair value of the asset. We did not identify indicators of impairment for property and equipment, long-lived intangible assets or right-of-use operating lease assets for the three-month periods ended March 31, 2025 and 2024.

For assets held for sale or disposal, the fair value of the asset is measured using fair market value less estimated costs to sell. Assets are classified as held for sale when we have a plan for disposal of certain assets and those assets meet the held for sale criteria.

For additional information regarding right-of-use operating lease assets, see “Leases” below.

Cloud-based Service Contract Costs. We capitalized certain implementation costs related to a service-only cloud computing arrangement. Capitalized costs are included on our consolidated balance sheets in other noncurrent assets and will be amortized to selling, general and administrative expense on a straight-line basis over the contract term. In the three-month period ended March 31, 2025, we capitalized $1.7 million of deferred software implementation costs related to cloud computing arrangements. We did not capitalize any cloud-based service contract costs in the three-month period ended March 31, 2024.

Goodwill. Our goodwill is evaluated for impairment annually and whenever we identify certain triggering events or circumstances that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

In our annual evaluation of goodwill, we perform a qualitative or quantitative impairment test. Under the qualitative approach, if we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we are required to perform the quantitative analysis to determine the fair value for the reporting unit. We then compare the fair value of the reporting unit with its carrying amount and recognize an impairment loss for the amount by which the carrying amount exceeds the fair value of the reporting unit. The loss recognized should not exceed the total amount of goodwill allocated to the reporting unit. We also consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. We did not identify indicators of impairment for goodwill for the three-month periods ended March 31, 2025 and 2024.

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

While our contracts predominantly only contain one performance obligation and a limited number have variable consideration, we apply judgment, when applicable, in the determination and allocation of transaction price to performance obligations, and the subsequent recognition of revenue, based on the facts and circumstances of each contract. We routinely review estimates related to our contracts and, when required, reflect revisions to profitability in earnings immediately. If an element of variable consideration has the potential for a significant future reversal of revenue, we will constrain that variable consideration to a level intended to remove the potential future reversal. If a current estimate of total contract cost indicates an ultimate loss on a contract, we recognize the projected loss in full when we determine it. During the three months ended March 31, 2025, we recognized projected losses of $2.9 million for five business contracts in our Manufactured Products segment. We did not have any material adjustments to transaction prices during the three months ended March 31, 2024. There could be significant adjustments to overall contract costs in the future, due to changes in facts and circumstances.

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

As a lessee, we lease land, buildings, vessels and equipment for the operation of our business and to support some of our service line revenue streams. These generally carry lease terms that range from days for operational and support equipment up to 20 years for land and buildings. These leases are negotiated on commercial terms at market rates and many carry standard options to extend or terminate at our discretion. When the exercise of those options is reasonably certain, we include them in the lease assessment. Our leases do not contain material restrictions or covenants that impact our accounting for them, nor do we provide residual value guarantees.

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

Foreign Currency Translation. The functional currency for most of our foreign subsidiaries is the applicable local currency. Results of operations for foreign subsidiaries with functional currencies other than the U.S. dollar are translated into U.S. dollars using average exchange rates during the period. Assets and liabilities of these foreign subsidiaries are translated into U.S. dollars using the exchange rates in effect as of the balance sheet date, and the resulting translation adjustments are recognized, net of tax, in accumulated other comprehensive income (loss) as a component of shareholders' equity. All foreign currency transaction gains and losses are recognized currently in the consolidated statements of operations. We recorded $1.1 million and $2.2 million of foreign currency transaction gains (losses) in the three-month periods ended March 31, 2025 and 2024, respectively, resulting from foreign currency fluctuations in multiple countries. These amounts are included as a component of other income (expense), net in our consolidated statements of operations.

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

2.    ACCOUNTING STANDARDS UPDATE

Recently Issued Accounting Standards. In December 2023, the FASB issued Accounting Standard Update (“ASU”) No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“Topic 740”), which applies to all entities subject to income taxes. Topic 740 requires disaggregated information about a reporting entity’s effective tax rate reconciliation, including percentages and amounts, as well as information on income taxes paid, net of refunds disaggregated by federal, state, local and foreign and by jurisdiction if the amount is 5% or more of total income tax payments, net of refunds. Topic 740 is effective for annual periods beginning after December 15, 2024. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively. We anticipate that Topic 740 will only impact our disclosures and therefore do not expect that Topic 740 will have a material impact on our consolidated financial statements.

In November 2024, the FASB issued ASU No. 2024-03, “Disaggregation of Income Statement Expenses” (“ASU 2024-03”), which requires additional disclosure of the nature of certain expenses presented on the face of the income statement into specified categories in the footnotes to the financial statements. ASU 2024-03 is effective for annual periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively. We anticipate that ASU 2024-03 will only impact our disclosures and therefore do not expect that ASU 2024-03 will have a material impact on our consolidated financial statements.

3.    REVENUE

Revenue by Category

The following tables present revenue disaggregated by business segment, geographical region, and timing of transfer of goods or services:

	Three Months Ended
(in thousands)	Mar 31, 2025	Mar 31, 2024
Business Segment:
Energy
Subsea Robotics	$205,976	$186,932
Manufactured Products	135,037	129,453
Offshore Projects Group	164,941	115,054
Integrity Management & Digital Solutions	71,418	69,690
Total Energy	577,372	501,129
Aerospace and Defense Technologies	97,151	97,963
Total	$674,523	$599,092

Geographic Operating Areas:
Foreign:
Africa	$124,534	$87,239
Brazil	62,159	57,052
United Kingdom	61,877	50,199
Norway	54,748	57,724
Asia and Australia	53,549	49,384
Other	22,229	34,887
Total Foreign	379,096	336,485
United States	295,427	262,607
Total	$674,523	$599,092

Timing of Transfer of Goods or Services:
Revenue recognized over time	$626,476	$551,850
Revenue recognized at a point in time	48,047	47,242
Total	$674,523	$599,092

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

The following table provides information about contract assets and contract liabilities from contracts with customers.

	Three months ended
(in thousands)	Mar 31, 2025	Mar 31, 2024
Total contract assets, beginning of period	275,280	$234,505
Revenue accrued	607,903	528,958
Amounts billed	(613,886)	(570,208)
Total contract assets, end of period	$269,297	$193,255

Total contract liabilities, beginning of period	140,697	$164,631
Deferrals of milestone payments	35,713	54,636
Recognition of revenue for goods and services	(70,199)	(69,117)
Total contract liabilities, end of period	$106,211	$150,150

Performance Obligations

As of March 31, 2025, the aggregate amount of the transaction price allocated to remaining performance obligations that were unsatisfied (or partially unsatisfied) was $444 million. In arriving at this value, we have used two expedients available to us and are not disclosing amounts in relation to performance obligations: (1) that are part of contracts with an original expected duration of one year or less; or (2) on contracts where we recognize revenue in line with the billing. Of this amount, we expect to recognize revenue of $319 million over the next 12 months, $107 million within the next 24 months, and we expect to recognize substantially all of the remaining balance of $18 million within the next 36 months.

In our Manufactured Products and ADTech segments, we have long-term contracts that extend beyond one year, and these make up the majority of the performance obligations balance reported as of March 31, 2025. We also have shorter-term product contracts with an expected original duration of one year or less that have been excluded.

Where appropriate, we have made estimates within the transaction price of elements of variable consideration within the contracts and constrained those amounts to a level where we consider it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. The amount of revenue recognized in the three months ended March 31, 2025 and 2024 that was associated with performance obligations completed or partially completed in prior periods was not significant.

As of March 31, 2025, there were no significant outstanding liability balances for refunds or returns due to the nature of our contracts and the services and products we provide. Our warranties are limited to assurance warranties that are of a standard length and are not considered to be material rights. The majority of our contracts consist of a single performance obligation. While our contracts predominantly only contain one performance obligation and a limited number have variable consideration, when there are multiple obligations, we look for observable evidence of stand-alone selling prices on which to base the allocation. This involves judgment as to the appropriateness of the observable evidence relating to the facts and circumstances of the contract. If we do not have observable evidence, we estimate stand-alone selling prices by taking a cost-plus-margin approach, using typical margins from the type of product or service, customer and regional geography involved.

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

Costs to fulfill a contract primarily consist of certain mobilization costs incurred to provide services or products to our customers. These costs are deferred and amortized over the period of contract performance. The closing balance of costs to fulfill a contract was $2.8 million and $3.2 million as of March 31, 2025 and December 31, 2024, respectively. For the three-month periods ended March 31, 2025 and 2024, we recorded amortization expense of $1.0 million. No impairment costs were recognized.

4.    INCOME TAXES

Our tax provision is based on (1) our earnings for the period and other factors affecting the tax provision and (2) the operations of foreign branches and subsidiaries that are subject to local income and withholding taxes. Factors that affect our tax rate include our profitability levels in general and the geographical mix of our results. The effective tax rate for the three-month periods ended March 31, 2025 and 2024 was different than the U.S. federal statutory rate of 21%, primarily due to the geographical mix of revenue and earnings, changes in valuation allowances and uncertain tax positions, and other discrete items. We do not believe a comparison of the effective tax rate for the three-month periods ended March 31, 2025 and 2024 is meaningful. We continue to make an assertion to indefinitely reinvest the unrepatriated earnings of any foreign subsidiary that would incur material tax consequences upon the distribution of such earnings.

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

We have accrued a net total of $21 million and $24 million in other long-term liabilities on our consolidated balance sheets for worldwide unrecognized tax liabilities as of March 31, 2025 and December 31, 2024, respectively. We account for any applicable interest and penalties related to uncertain tax positions as a component of our provision for income taxes in our consolidated financial statements. Changes in our management's judgment related to those liabilities would affect our effective income tax rate in the periods of change.

Our tax returns are subject to audit by taxing authorities in multiple jurisdictions. These audits often take years to complete and settle. The following table lists the earliest tax years open to examination by tax authorities where we have significant operations:

Jurisdiction	Periods
United States	2021
United Kingdom	2022
Norway	2020
Angola	2020
Brazil	2019
Australia	2020

We have ongoing tax audits and judicial tax appeals in various jurisdictions. The outcome of these audits and judicial tax appeals may have an impact on uncertain tax positions for income tax returns subsequently filed in those jurisdictions.

5.    SELECTED BALANCE SHEET INFORMATION
The following is information regarding selected balance sheet accounts:

(in thousands)	Mar 31, 2025	Dec 31, 2024
Inventory, net:
Manufactured Products	$109,402	$113,104
Subsea Robotics	92,212	92,149
Other inventory	19,162	17,596
Total	$220,776	$222,849

Other current assets:
Prepaid expenses	84,817	$81,668
Angolan bonds	7,000	7,000
Total	$91,817	$88,668

Accrued liabilities:
Payroll and related costs	$141,811	$153,273
Current operating lease liability	131,384	131,415
Accrued job costs	48,671	62,390
Income taxes payable	45,509	49,097
Accrued interest	5,041	12,667
Other	58,407	65,894
Total	$430,823	$474,736

6.    DEBT
Long-term debt consisted of the following:

(in thousands)	Mar 31, 2025	Dec 31, 2024
6.000% Senior Notes due 2028	$500,000	$500,000
Unamortized discount and debt issuance costs	(16,688)	(17,991)
Long-term debt	$483,312	$482,009

2028 Senior Notes. In February 2018, we completed the public offering of $300 million aggregate principal amount of 6.000% Senior Notes due 2028 (the “Existing 2028 Senior Notes”) and on October 2, 2023, we completed a private placement of $200 million aggregate principal amount of additional 2028 Senior Notes (the “New 2028 Senior Notes” and, together with the Existing 2028 Senior Notes, the “2028 Senior Notes”). The New 2028 Senior Notes constituted an additional issuance of the Existing 2028 Senior Notes and form a single series with such notes. We pay interest on the 2028 Senior Notes on February 1 and August 1 of each year. The 2028 Senior Notes are scheduled to mature on February 1, 2028. The indentures governing our 2028 Senior Notes generally limit our ability to incur secured debt for borrowed money (such as borrowings under our revolving credit facility) to 15% of our Consolidated Net Tangible Assets (as defined in such indentures), and contain various other covenants and events of default. We may redeem some or all of the 2028 Senior Notes at specified redemption prices. In the three months ended March 31, 2025 and 2024, we did not repurchase or redeem any of the 2028 Senior Notes.

Revolving Credit Agreement. On April 8, 2022, we entered into a new senior secured revolving credit agreement with a group of banks (as amended by an Agreement and Amendment No. 1 to Credit Agreement, dated September 20, 2023, the “Revolving Credit Agreement”). The commitments under the Revolving Credit Agreement are scheduled to mature on April 8, 2027. The Revolving Credit Agreement includes a $215 million revolving credit facility (the “Revolving Credit Facility”) with a $100 million sublimit for the issuance of letters of credit. Our obligations under the Revolving Credit Agreement are guaranteed by certain of our wholly owned subsidiaries and are secured by first priority liens on certain of our assets and those of the guarantors, including, among other things, intellectual property, inventory, accounts receivable, equipment and equity interests in subsidiaries. As of March 31, 2025, we had no borrowings outstanding under the Revolving Credit Facility and no letters of credit outstanding under the Revolving Credit Agreement.

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

The Revolving Credit Agreement includes financial covenants that are tested on a quarterly basis, based on the rolling four-quarter period that ends on the last day of each fiscal quarter. The maximum permitted Consolidated Net Leverage Ratio was initially 4.00 to 1.00 and subsequently decreased to 3.25 to 1.00. As of March 31, 2025 and December 31, 2024, the maximum permitted Consolidated Net Leverage Ratio was 3.25 to 1.00 and will not change during the remaining term of the Revolving Credit Facility. The minimum Consolidated Interest Coverage Ratio (as defined in the Revolving Credit Agreement) is 3.00 to 1.00 throughout the term of the Revolving Credit Facility. Availability under the Revolving Credit Facility may be limited by these financial covenants and the requirement that any borrowing under the Revolving Credit Facility not require the granting of any liens to secure any senior notes issued by us. The indentures governing the 2028 Senior Notes generally limit our ability to incur secured debt for borrowed money (such as borrowings under the Revolving Credit Facility) to 15% of our Consolidated Net Tangible Assets (as defined in such indentures). As of March 31, 2025, the full $215 million was available to borrow under the Revolving Credit Facility. In addition, the Revolving Credit Agreement contains various covenants that we believe are customary for agreements of this nature, including, but not limited to, restrictions on our ability and the ability of each of our subsidiaries to incur debt, grant liens, make certain investments, make distributions, merge or consolidate, sell assets and enter into certain restrictive agreements. As of March 31, 2025, we were in compliance with all of the covenants set forth in the Revolving Credit Agreement.

Debt Issuance Costs, Discounts and Interest. We incurred $7.1 million of issuance costs related to the 2028 Senior Notes and $4.0 million of loan costs related to the Revolving Credit Agreement. These costs, net of accumulated amortization, are included as a reduction of long-term debt in our consolidated balance sheets, as they pertain to the 2028 Senior Notes, and in other noncurrent assets, as they pertain to the Revolving Credit Agreement. We are amortizing these costs to interest expense through the respective maturity dates for the 2028 Senior Notes and the Revolving Credit Agreement using the straight-line method, which approximates the effective interest rate method. In the three-month periods ended March 31, 2025 and 2024, we amortized $0.5 million to interest expense.

We recorded a discount of $20 million related to the 2028 Senior Notes issued in October 2023. This cost, net of accumulated amortization, is included as a reduction of long-term debt in our consolidated balance sheets and is being amortized to interest expense through the maturity date of the 2028 Senior Notes using the straight-line method, which approximates the effective interest rate method. In the three month periods ended March 31, 2025 and 2024, we amortized $1.0 million to interest expense.

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

We estimated the aggregate fair market value of the 2028 Senior Notes to be $495 million as of March 31, 2025, based on quoted prices. Since the market for the 2028 Senior Notes is not an active market, the fair value of the 2028 Senior Notes is classified within Level 2 in the fair value hierarchy under U.S. GAAP (inputs other than quoted prices in active markets for similar assets and liabilities that are observable or can be corroborated by observable market data for substantially the full terms for the assets or liabilities).

In the three-month period ended June 30, 2021, we were notified by a customer in our Manufactured Products segment that it was suspending a contract that was substantially complete. As of March 31, 2025, the customer has restarted portions of this project, including the scope for our Manufactured Products segment. As of March 31, 2025, we had outstanding contract assets of approximately $4.3 million for the contract and contract liabilities of $2.3 million prepaid for storage of components. As of December 31, 2024, we had outstanding contract assets of approximately $1.3 million for the contract and contract liabilities of $2.2 million prepaid for storage of components. We are in discussions with the customer concerning the timing of remaining payments. We continue to believe that we will realize these contract assets at their book values, although we can provide no assurance as to the timing of receipt of the remaining payments.

8.    EARNINGS (LOSS) PER SHARE, SHARE-BASED COMPENSATION AND SHARE REPURCHASE                             PLAN

Earnings (Loss) per Share. For each period presented, the only difference between our calculated weighted-average basic and diluted number of shares outstanding is the effect of outstanding restricted stock units. In periods where we have a net loss, the effect of our outstanding restricted stock units is anti-dilutive and therefore does not increase our diluted shares outstanding.

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

For each of the restricted stock units granted in 2022 through March 31, 2025, at the earlier of three years after grant or at termination of employment or service, the grantee will be issued one share of our common stock for each unit vested. As of March 31, 2025 and December 31, 2024, respective totals of 1,964,205 and 2,005,602 shares of restricted stock and restricted stock units were outstanding.

We estimate that share-based compensation cost not yet recognized related to shares of restricted stock or restricted stock units, based on their grant-date fair values, was $21 million as of March 31, 2025. This expense is being recognized on a graded-vesting basis over three years for awards attributable to individuals meeting certain age and years-of-service requirements, and on a straight-line basis over the applicable vesting period of one or three years for the other awards.

Share Repurchase Plan. In December 2014, our Board of Directors approved a plan to repurchase up to 10 million shares of our common stock on a discretionary basis. Under the program, which has no expiration date, we had repurchased 2.0 million shares for approximately $100 million through December 31, 2015. In the year ended December 31, 2024, we repurchased 0.8 million shares for approximately $20 million. During the three-month period ended March 31, 2025, we repurchased 0.5 million shares for approximately $10 million. As of March 31, 2025 we retained 10 million of the shares we had repurchased through this and a prior repurchase program. We expect to hold the shares repurchased and any additional shares repurchased under the plan as treasury stock for possible future use. The timing and amount of any future repurchases will be determined by our management. We are not obligated to make any future repurchases. We account for the shares we hold in treasury under the cost method, at average cost.

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

Our Energy business leverages our asset base and capabilities for providing services and products for offshore energy operations, inclusive of the offshore renewable energy market. Our Energy segments are:

•Subsea Robotics—Our Subsea Robotics segment provides the following:
◦ROVs for drill support and vessel-based services, including subsea hardware installation, construction, pipeline inspection, survey and facilities inspection, maintenance and repair;
◦ROV tooling; and
◦survey services, including hydrographic survey and positioning services and autonomous underwater vehicles for geoscience.

•Manufactured Products—Our Manufactured Products segment provides the following:
◦distribution and connection systems including production control umbilicals and field development hardware and pipeline connection and repair systems, and subsea and topside control valves primarily to the energy industry; and
◦autonomous mobile robotic technology and entertainment systems to a variety of industries.

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

Our chief operating decision maker (“CODM”) is our chief executive officer. Our CODM analyzes each segment’s performance using revenue and operating income (loss). Operating income (loss) for each business segment includes certain regional shared services cost allocations directly attributable to each segment. Intersegment revenue and expenses have been eliminated in the reported revenue and operating income (loss). We determine operating income (loss) for each business segment before interest income or expense, equity in income (losses) of unconsolidated affiliates, other income (expense) and provision for income taxes.

Our CODM uses both revenue and operating income (loss) for each segment in the annual budgeting and forecasting processes. The CODM considers budget-to-actual and forecast-to-actual variances on a quarterly basis when making decisions about the allocation of operating and capital resources to each segment.

There are no differences in the basis of segmentation or in the basis of measurement of segment profit or loss from those used in our consolidated financial statements for the year ended December 31, 2024. We have added additional disclosures, retrospectively, as required under ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The tables that follow present information about our business segments, as well as the Unallocated Expenses category, and include a reconciliation to income (loss) before income taxes:

	For the Three Months Ended March 31, 2025
(in thousands)	Subsea Robotics	Manufactured Products	OPG	IMDS	ADTech	Unallocated Expenses	Total

Revenue	$205,976	$135,037	$164,941	$71,418	$97,151	$—	$674,523
Cost of services and products	133,562	117,667	120,063	60,888	79,493	27,839	539,512
Selling, general and administrative [1]	12,782	8,703	9,212	7,068	6,993	16,781	61,539
Operating income (loss)	59,632	8,667	35,666	3,462	10,665	(44,620)	73,472
Interest income	—	—	—	—	—	3,644	3,644
Interest expense, net of amounts capitalized	—	—	—	—	—	(9,075)	(9,075)
Equity in income (losses) of unconsolidated affiliates	—	—	—	—	—	362	362
Other income (expense), net	—	—	—	—	—	975	975
Income (loss) before income taxes	$59,632	$8,667	$35,666	$3,462	$10,665	$(48,714)	$69,378

Depreciation and amortization	$11,736	$2,650	$4,689	$1,730	$833	$2,810	$24,448
Capital expenditures, including business acquisitions	$18,916	$784	$4,295	$1,451	$600	$42	$26,088

1	For all reportable segments, Selling, general and administrative expense primarily includes payroll and related costs including subcontractors and temporary labor, lease and rental expense, maintenance and supplies expense, insurance expense and certain overhead expenses.

	March 31, 2025
(in thousands)	Subsea Robotics	Manufactured Products	OPG	IMDS	ADTech	Corporate and Other	Total

Assets	$493,890	$345,894	$502,808	$128,670	$144,178	$659,583	$2,275,023
Property and Equipment, Net	$208,303	$61,828	$127,900	$16,005	$6,805	$11,094	$431,935
Goodwill	$23,557	$—	$—	$16,162	$10,454	$—	$50,173

	For the Three Months Ended March 31, 2024
(in thousands)	Subsea Robotics	Manufactured Products	OPG	IMDS	ADTech	Unallocated Expenses	Total

Revenue	$186,932	$129,453	$115,054	$69,690	$97,963	$—	$599,092
Cost of services and products	130,156	106,992	106,086	59,794	79,160	24,520	506,708
Selling, general and administrative [1]	12,539	9,271	8,124	6,281	5,995	13,481	55,691
Operating income (loss)	44,237	13,190	844	3,615	12,808	(38,001)	36,693
Interest income	—	—	—	—	—	3,040	3,040
Interest expense	—	—	—	—	—	(9,204)	(9,204)
Equity in income (losses) of unconsolidated affiliates	—	—	—	—	—	169	169
Other income (expense), net	—	—	—	—	—	1,480	1,480
Income (loss) before income taxes	$44,237	$13,190	$844	$3,615	$12,808	$(42,516)	$32,178

Depreciation and amortization	$12,810	$3,175	$6,435	$1,259	$603	$2,776	$27,058
Capital expenditures, including business acquisitions	$15,797	$5,137	$1,730	$608	$1,656	$590	$25,518

1	For all reportable segments, Selling, general and administrative expense primarily includes payroll and related costs including subcontractors and temporary labor, lease and rental expense, maintenance and supplies expense, insurance expense and certain overhead expenses.

	March 31, 2024
(in thousands)	Subsea Robotics	Manufactured Products	OPG	IMDS	ADTech	Corporate and Other	Total

Assets	$481,678	$374,368	$539,531	$97,940	$121,562	$613,798	$2,228,877
Property and Equipment, Net	$189,037	$70,198	$130,165	$13,544	$8,404	$10,741	$422,089
Goodwill	$23,537	$—	$—	$—	$10,454	$—	$33,991

Depreciation and Amortization

Depreciation expense on property and equipment, reflected in Depreciation and Amortization, was $21 million and $23 million in the three-month periods ended March 31, 2025 and 2024, respectively.

Amortization expense on long-lived intangible assets, debt issuance costs and debt discount reflected in Depreciation and Amortization, was $3.8 million and $3.7 million in the three-month periods ended March 31, 2025 and 2024, respectively.

Assets, Property and Equipment, Net and Goodwill

All assets specifically identified with a particular business segment have been segregated. Cash and cash equivalents, certain other current assets, certain investments and certain other assets have not been allocated to particular business segments and are included in Corporate and Other. The changes in our reporting units’ goodwill balances during the periods presented are from the acquisition of Global Design Innovation Ltd. (“GDi”) in the fourth quarter of 2024 and currency exchange rate changes for all of the periods presented.

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
•the collectability of accounts receivable and realizability of contract assets at the amounts reflected on our most recent consolidated balance sheets;
•the backlog of our Manufactured Products segment, to the extent backlog may be an indicator of future revenue or productivity;
•our tax payments and projected capital expenditures for 2025;
•the adequacy of our liquidity, cash flows and capital resources to support our operations and internally generated growth initiatives;
•increased costs and other effects of tariffs imposed by the United States (“U.S.”) government, and any effects on trading relationships among the U.S. and other countries;
•transactions we may engage in to manage our outstanding debt prior to maturity;
•shares that may be repurchased under our share repurchase plan;
•seasonality; and
•industry conditions.

These forward-looking statements are subject to various risks, uncertainties and assumptions, including those we have referred to under the headings “Cautionary Statement Concerning Forward-Looking Statements” and “Risk Factors” in Part I of our annual report on Form 10-K for the year ended December 31, 2024. Although we believe that the expectations reflected in such forward-looking statements are reasonable, because of the inherent limitations in the forecasting process, as well as the relatively volatile nature of the industries in which we operate, we can give no assurance that those expectations will prove to have been correct. Accordingly, evaluation of our future prospects must be made with caution when relying on forward-looking information.

The following discussion should be read in conjunction with “Management's Discussion and Analysis of Financial Condition and Results of Operations” included in our annual report on Form 10-K for the year ended December 31, 2024.

Recent Developments

Tariffs and Trading Relationships

In April 2025, the U.S. government announced a baseline tariff of 10% on products imported from all countries and an additional individualized reciprocal tariff on the countries with which the United States has the largest trade deficits. Increased tariffs by the United States have led and may continue to lead to the imposition of retaliatory tariffs by foreign jurisdictions. Additionally, the U.S. government has announced and rescinded multiple tariffs on several foreign jurisdictions, which has increased uncertainty regarding the ultimate effect of the tariffs on economic conditions. Current uncertainties about tariffs and their effects on trading relationships may affect costs for and availability of raw materials or contribute to inflation in the markets in which we operate. Although we are continuing to monitor the economic effects of such announcements, as well as opportunities to mitigate their related impacts, costs and other effects associated with the tariffs remain uncertain.

Overview of our Results

Our diluted earnings (loss) per share for the three-month period ended March 31, 2025 were $0.49, as compared to $0.15 for the corresponding period of the prior year. Our operating results for the three months ended March 31, 2025 reflect resilient utilization of remotely operated vehicles (“ROVs”) and strong vessel activity predominately in the Gulf of Mexico and West Africa. Compared to the corresponding period of the prior year, consolidated first quarter 2025 operating results doubled on a 13% increase in revenue driven by strong performances from our Subsea Robotics and Offshore Projects Groups (“OPG”) segments.

Consistent with recent years, our cash balance declined during the first quarter of 2025. We utilized $81 million of cash in operating activities along with $16 million of cash for maintenance capital expenditures, $10 million for growth capital expenditures and $10 million of cash for the repurchase of shares of our common stock in the first quarter of 2025. These items were the largest contributors to our $116 million cash reduction during the first quarter of 2025.

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

Consolidated revenue and profitability information are as follows:

	Three Months Ended
(dollars in thousands)	Mar 31, 2025	Mar 31, 2024
Revenue	$674,523	$599,092
Operating Income (Loss)	73,472	36,693
Operating Income (Loss) %	11%	6%

We generate a material amount of our consolidated revenue from contracts for services in the U.S. Gulf of Mexico in our OPG segment, which is usually more active in the second and third quarters, as compared to the rest of the year. Despite the usual seasonal variations, our OPG segment achieved significant year-over-year improvements in revenue and operating results in the first quarter of 2025 (see “Offshore Projects Group” below). Revenue in our Subsea Robotics segment is subject to seasonal variations in demand, with our first quarter generally being the low quarter of the year. The level of our Subsea Robotics seasonality depends on the number of ROVs we have engaged in vessel-based subsea infrastructure inspection, maintenance, repair and installation, which is more seasonal than drilling support. Revenue in each of our Manufactured Products, IMDS and ADTech segments generally has not been seasonal.

Energy

The primary focus of our Energy business is to deliver solutions for our customers, utilizing our core competencies, to provide services and products for offshore energy operations and subsea completions. Despite recent macroeconomic uncertainty, including as a result of U.S. tariff policy and retaliatory tariffs, we believe that ongoing global demand for energy will continue to benefit our Energy business. We are also focused on deploying our capabilities to grow our business primarily in integrity management, survey services and mobile robotics.

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

	Three Months Ended
(dollars in thousands)	Mar 31, 2025	Mar 31, 2024
Subsea Robotics
Revenue	$205,976	$186,932
Operating Income (Loss)	59,632	44,237
Operating Income (Loss) %	29%	24%
ROV Days Available	22,500	22,750
ROV Days Utilized	15,093	14,536
ROV Utilization	67%	64%

Manufactured Products
Revenue	135,037	129,453
Operating Income (Loss)	8,667	13,190
Operating Income (Loss) %	6%	10%
Backlog at End of Period	543,000	597,000

Offshore Projects Group
Revenue	164,941	115,054
Operating Income (Loss)	35,666	844
Operating Income (Loss) %	22%	1%

Integrity Management & Digital Solutions
Revenue	71,418	69,690
Operating Income (Loss)	3,462	3,615
Operating Income (Loss) %	5%	5%

Total Energy
Revenue	$577,372	$501,129
Operating Income (Loss)	107,427	61,886
Operating Income (Loss) %	19%	12%

Subsea Robotics. We believe we are the world's largest provider of work-class ROV services and, generally, this business segment has been the largest contributor to our Energy business operating income. Our ROV business, within our Subsea Robotics segment, reflects the utilization percentages, fleet sizes and average pricing in the respective periods. Our ROV tooling provides an operational interface between an ROV and equipment located subsea. Our survey services business provides survey and positioning, and geoscience services. The following table presents revenue from ROV services as a percentage of total Subsea Robotics revenue:

	Three Months Ended
	Mar 31, 2025	Mar 31, 2024
ROV	79%	78%

Other	21%	22%

During the first quarter of 2025, Subsea Robotics operating income increased on higher revenue as compared to the corresponding period of the prior year, primarily as a result of higher average revenue per day in 2025 along with an increase in days on hire and improved fleet utilization.

Fleet utilization was 67% in the three-month period ended March 31, 2025 as compared to 64% for the three-month period ended March 31, 2024. For the three-month period ended March 31, 2025, we had an increase in ROV days on hire on reduced available working days when compared to the corresponding period in the prior year. Our ROV fleet use during the first quarter of 2025 was 62% in drill support and 38% in vessel-based activity, as compared to 66% in drill support and 34% in vessel-based activity in the first quarter of 2024. For each of the periods presented, we had a fleet of 250 work-class ROVs.

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

Our Manufactured Products operating results in the first quarter of 2025 decreased on higher revenue as compared to the corresponding period in the prior year primarily due to an inventory reserve of $10 million recorded in the first quarter of 2025 related to our theme park ride business, partially offset by increased activity in our energy-related businesses.

Our Manufactured Products backlog was $543 million as of March 31, 2025 compared to $604 million and $597 million as of December 31, 2024 and March 31, 2024, respectively. Our book-to-bill ratio was 0.90 for the trailing 12 months ended March 31, 2025.

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

Our OPG operating results increased significantly on higher revenue in the first quarter of 2025 as compared to the corresponding period of the prior year, primarily due to the continuation of international projects that commenced in the fourth quarter of 2024 and improved vessel utilization in the Gulf of Mexico, as well as the reduction in drydock costs and the associated loss of vessel days that impacted the first quarter of 2024.

We have several deepwater vessels under a mix of short-term charters where we can see firm workload and spot charters as market opportunities arise. We have a total of six long-term charters at March 31, 2025: one that began in 2024, two that began in 2023, and three that began in 2022. These charters have staggered maturity dates with none extending past the first quarter of 2027. Depending on market conditions, we may add additional chartered vessels throughout the year to align with our strategy that balances vessel cost, availability and capability to capture work. We expect to do this through the continued utilization of a mix of short-term, spot and long-term charters.

Integrity Management & Digital Solutions. Our IMDS segment provides asset integrity management, corrosion management, inspection and nondestructive testing services, principally to customers in the oil and gas, power generation and petrochemical industries. We perform these services on both onshore and offshore facilities, both topside and subsea. We also provide software, digital and connectivity solutions for the energy industry. Our IMDS operating results and revenue for the first quarter of 2025 were relatively flat as compared to the corresponding period of the prior year.

Aerospace and Defense Technologies. Our ADTech segment provides services and products, including engineering and related manufacturing in defense and space exploration activities, principally to U.S. government agencies and their prime contractors. Many of the services and products utilized in ADTech are applied technologies based on our core competencies and knowledge derived from decades of working in the offshore markets and solving complex problems in harsh environments. We are focused on expanding our robotic and autonomous offerings to enable human interface in harsh environments, while continuing to leverage our offshore energy robotics expertise in this segment.

Revenue, gross margin and operating income (loss) information for our ADTech segment are as follows:

	Three Months Ended
(dollars in thousands)	Mar 31, 2025	Mar 31, 2024
Revenue	$97,151	$97,963
Operating Income (Loss)	10,665	12,808
Operating Income (Loss) %	11%	13%

Our ADTech segment operating results for the first quarter of 2025 decreased on relatively flat revenue as compared to the corresponding period of the prior year primarily due to readiness costs for recent contract awards in our defense subsea technologies business.

Unallocated Expenses

Our unallocated expenses (i.e., those not associated with a specific business segment) within operating expense consist of expenses related to our incentive and deferred compensation plans, including restricted stock units, performance units and bonuses, as well as other general expenses plus general and administrative expenses related to corporate functions.

The following table sets forth our unallocated expenses for the periods indicated:

	Three Months Ended
(dollars in thousands)	Mar 31, 2025	Mar 31, 2024
Operating expenses	(44,620)	(38,001)
Operating expenses % of revenue	7%	6%

Our unallocated operating expenses for the first quarter of 2025 were higher as compared to the corresponding period of the prior year primarily due to increased accruals in 2025 for incentive-based compensation along with higher information technology costs.

Other

The following table sets forth our significant financial statement items below the income (loss) from operations line:

	Three Months Ended
(in thousands)	Mar 31, 2025	Mar 31, 2024
Interest income	$3,644	$3,040
Interest expense, net of amounts capitalized	(9,075)	(9,204)
Equity in income (losses) of unconsolidated affiliates	362	169
Other income (expense), net	975	1,480
Provision (benefit) for income taxes	19,001	17,043

Interest income for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 increased primarily due to higher average interest-earning cash balances in the U.S. in 2025.

In addition to interest on borrowings, interest expense includes amortization of loan costs and debt discount, benefit from the interest rate swap settlements, and fees for lender commitments under our senior secured revolving credit agreement and standby letters of credit and bank guarantees that banks issue on our behalf for performance bonds, bid bonds and self-insurance requirements. Interest expense for the three months ended March 31, 2025 as compared to the corresponding period of the prior year was relatively flat.

Foreign currency transaction gains and losses are a component of other income (expense), net. In the three-month periods ended March 31, 2025 and 2024, we incurred foreign currency transaction gains (losses) of $1.1 million and $2.2 million, respectively, primarily resulting from foreign currency fluctuations in multiple countries. We could incur further foreign currency exchange gains (losses) in countries where we operate due to foreign currency exchange fluctuations.

Our tax provision is based on (1) our earnings for the period and other factors affecting the tax provision and (2) the operations of foreign branches and subsidiaries that are subject to local income and withholding taxes. Factors that affect our tax rate include our profitability levels in general and the geographical mix of our results. The effective tax rate for the three-month periods ended March 31, 2025 and 2024 was different than the U.S. federal statutory rate of 21%, primarily due to the geographical mix of revenue and earnings, changes in valuation allowances and uncertain tax positions, and other discrete items. We do not believe a comparison of the effective tax rate for the three-month periods ended March 31, 2025 and 2024 is meaningful. We continue to make an assertion to indefinitely reinvest the unrepatriated earnings of any foreign subsidiary that would incur material tax consequences upon the distribution of such earnings.

Our income tax payments for the full year of 2025 are estimated to be in the range of $110 million to $120 million, which includes taxes incurred in countries that impose tax on the basis of in-country revenue, without regard to the profitability of such operations.
Liquidity and Capital Resources

We consider our liquidity and capital resources adequate to support our operations, capital commitments and strategic growth initiatives, as well as any opportunistic returns of capital to shareholders. Our material cash commitments consist primarily of obligations for long-term debt, purchase obligations as part of normal operations, and operating leases for land, buildings, vessels and equipment for the support and operation of our business. Our purchase obligations include agreements to purchase goods and services as well as commitments for capital assets used in the normal operations of our business. We are committed to maintaining strong liquidity and believe that our cash position, undrawn Revolving Credit Agreement (as defined below) and long-term debt maturity profile provide us with ample resources and time to address our liquidity needs, including potential future growth opportunities and working capital needs.

As of March 31, 2025, we had net working capital of $629 million, including cash and cash equivalents of $382 million. Additionally, as of March 31, 2025, we had $215 million of unused commitments through our senior secured revolving credit agreement that we entered into in April 2022 (as amended by an Agreement and Amendment No. 1 to Credit Agreement, dated September 20, 2023, the “Revolving Credit Agreement”). Availability under the $215 million revolving credit facility (“Revolving Credit Facility”) may be limited by certain financial covenants and the requirement that any borrowing under the Revolving Credit Facility not require the granting of any liens to secure any senior notes issued by us. The indentures governing the 2028 Senior Notes (defined below) generally limit our ability to incur secured debt for borrowed money (such as borrowings under the Revolving Credit Facility) to 15% of our Consolidated Net Tangible Assets (as defined in such indentures).

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

Cash flows for the three months ended March 31, 2025 and 2024 are summarized as follows:

	Three Months Ended
(in thousands)	Mar 31, 2025	Mar 31, 2024
Changes in Cash:
Net Cash Used in Operating Activities	$(80,718)	$(69,717)
Net Cash Used in Investing Activities	(24,305)	(23,205)
Net Cash Used in Financing Activities	(15,615)	(7,456)
Effect of exchange rates on cash	5,106	(6,491)
Net Increase (Decrease) in Cash and Cash Equivalents	$(115,532)	$(106,869)

Operating activities

Our primary sources and uses of cash flows from operating activities for the three months ended March 31, 2025 and 2024 are as follows:

	Three Months Ended
(in thousands)	Mar 31, 2025	Mar 31, 2024
Cash Flows from Operating Activities:
Net income (loss)	$50,377	$15,135
Non-cash items, net	38,877	29,740
Accounts receivable and contract assets	(61,266)	(11,519)
Inventory	(8,280)	(7,116)
Current liabilities	(90,411)	(58,994)
Other changes	(10,015)	(36,963)
Net Cash Provided by (Used in) Operating Activities	$(80,718)	$(69,717)

The decrease in cash related to accounts receivable and contract assets in the three months ended March 31, 2025 reflects the timing of project milestones and customer payments. The decrease in cash related to inventory in the three months ended March 31, 2025 was primarily due to related increases in our Manufactured Products inventory, exclusive of the $10 million write-down in the first quarter of 2025 associated with our theme park ride business. The decrease in cash related to current liabilities in the three months ended March 31, 2025 reflects the timing of vendor payments and payout of incentive compensation accruals.

In 2025, we expect our capitalized cloud-based service contract implementation costs to total between $15 million and $20 million.

Investing activities

Our capital expenditures of $26 million during the first three months of 2025 were flat as compared to $26 million in the first three months of 2024. In 2025, we expect our organic capital expenditures to total between $115 million to $120 million, exclusive of business acquisitions, which we expect to fund using our available cash.

Financing activities

In the three months ended March 31, 2025 and 2024, we used $15.6 million and $7.5 million, respectively, of cash in financing activities primarily due to the repurchase of approximately 0.5 million shares of our common stock for approximately $10 million in the three months ended March 31, 2025, and payment of tax withholding related to vesting of stock awards.

In February 2018, we completed the public offering of $300 million aggregate principal amount of 6.000% Senior Notes due 2028 (the “Existing 2028 Senior Notes”) and on October 2, 2023, we completed a private placement of $200 million aggregate principal amount of additional 2028 Senior Notes (the “New 2028 Senior Notes” and, together with the Existing 2028 Senior Notes, the “2028 Senior Notes”). As of March 31, 2025, we had long-term debt in the principal amount of $500 million outstanding consisting of our 2028 Senior Notes We pay interest on the 2028 Senior Notes on February 1 and August 1 of each year, and the 2028 Senior Notes are scheduled to mature on February 1, 2028. In the three months ended March 31, 2025 and 2024, we did not repurchase or redeem any of the 2028 Senior Notes. For more on the 2028 Senior Notes, see Note 6—”Debt” in the Notes to Consolidated Financial Statements included in this quarterly report.

As of March 31, 2025, we had $215 million of unused commitments under our Revolving Credit Facility. As of March 31, 2025, we were in compliance with all of the financial covenants set for in the Revolving Credit Agreement. For more on our Revolving Credit Facility (including the financial covenants thereunder), see Note 6—”Debt” in the Notes to Consolidated Financial Statements included in this quarterly report.

Share Repurchase Program. In December 2014, our Board of Directors approved a share repurchase program under which we may repurchase up to 10 million shares of our common stock on a discretionary basis. Under this program, which has no expiration date, we repurchased 2.0 million shares of our common stock for approximately $100 million in 2015. We did not repurchase any shares from January 2016 through August 2024. In the year ended December 31, 2024, we repurchased approximately 0.8 million shares for approximately $20 million. During the three-month period ended March 31, 2025, we repurchased approximately 0.5 million shares for approximately $10 million. From the inception of this program through March 31, 2025, we have repurchased approximately 3.3 million shares of our common stock for a total cost of approximately $130 million. As of March 31, 2025, we retained 10 million of the shares we had repurchased through this and a prior repurchase program. We account for the shares we hold in treasury under the cost method, at average cost. The timing and amount of any future repurchases will be determined by our management. We expect that any additional shares repurchased under the plan will be held as treasury stock for possible future use. The plan does not obligate us to repurchase any particular number of shares.

Off-Balance Sheet Arrangements

We have not guaranteed any debt not reflected on our Consolidated Balance Sheets as of March 31, 2025, and we do not have any off-balance sheet arrangements, as defined by Securities and Exchange Commission's rules.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States. These principles require us to make various estimates, judgments and assumptions that affect the reported amounts in our financial statements and accompanying notes. We disclose our significant accounting policies in Notes to Consolidated Financial Statements—Note 1—“Summary of Significant Accounting Policies” in this quarterly report and in our annual report on Form 10-K for the year ended December 31, 2024, in Part II. Item 7. “Financial Statements and Supplementary Data—Note 1—Summary of Significant Accounting Policies.”

For information about our critical accounting policies and estimates, see Part II. Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our annual report on Form 10-K for the year ended December 31, 2024. As of March 31, 2025, there have been no material changes to the judgments, assumptions and estimates upon which our critical accounting policies and estimates are based.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain market risks arising from transactions we enter into in the normal course of business. These risks relate to interest rate changes and fluctuations in foreign exchange rates. As of March 31, 2025, we do not believe these risks are material. However, with the expansion of our international operations, we could be exposed to additional market risks from fluctuations in foreign currency exchange rates in the future. We have not entered into any market-risk-sensitive instruments for speculative or trading purposes. When we have a significant amount of borrowings, we may manage our exposure to interest rate changes through the use of a combination of fixed- and floating-rate debt. See Note 6—“Debt” in the Notes to Consolidated Financial Statements included in this quarterly report for a description of our revolving credit agreement and interest rates on our borrowings. We believe significant interest rate changes would not have a material near-term impact on our future earnings or cash flows.

Because we operate in various regions in the world, we conduct a portion of our business in currencies other than the U.S. dollar. The functional currency for most of our international operations is the applicable local currency. A stronger or weaker U.S. dollar against the United Kingdom pound sterling, the Norwegian kroner and the Brazilian real could impact our operating income. We manage our exposure to changes in foreign exchange rates by primarily denominating our contracts and providing for collections from our customers in U.S. dollars or freely convertible currency and endeavoring to match our contract costs with the denominated contractual currency. We use the exchange rates in effect as of the balance sheet date to translate assets and liabilities when the functional currency is the local currency, resulting in translation adjustments that we reflect as accumulated other comprehensive income or loss in the equity section of our Consolidated Balance Sheets. We recorded net adjustments to our equity accounts of $20.3 million and $(16.0) million in the three-month periods ended March 31, 2025 and 2024, respectively. Negative adjustments reflect the net impact of the strengthening of the U.S. dollar against various foreign currencies for locations where the functional currency is not the U.S. dollar. Conversely, positive adjustments reflect the effect of a weakening U.S. dollar.

Foreign currency gains (losses) were $1.1 million and $2.2 million in the three-month periods ended March 31, 2025 and 2024, respectively. We recorded foreign currency transaction gains (losses) as a component of other income (expense), net in our consolidated statements of operations in those respective periods.

Item 4.        Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2025 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

During the quarter ended March 31, 2025, we implemented a new software application for our Aerospace and Defense Technologies (“ADTech”) segment to augment our government contracting requirements and provide enhanced functionality related to invoicing, revenue recognition and supply planning. We continue to operate our existing enterprise resource planning (“ERP”) system for other accounting functions and the general ledger, as well as for our four other business segments. As a result of this implementation, we modified certain existing controls and implemented new controls and procedures related to the new software application to maintain appropriate internal control over financial reporting during and after the change. There have been no other changes in our internal control over financial reporting that occurred during the three months ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, any of our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.Legal Proceedings

For information regarding legal proceedings, see the discussion under the caption “Litigation” in Note 7—“Commitments and Contingencies” in the Notes to Consolidated Financial Statements included in this report, which discussion we incorporate by reference into this Item.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Equity Securities

Share repurchase activity during the three-month period ending March 31, 2025, was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs

January 1 - 31, 2025	—	$—	—	7,174,573
February 1 - 28, 2025	—	$—	—	7,174,573
March 1 - 31, 2025	479,154	$20.89	479,154	6,695,419
	479,154		479,154

(1)
All purchases during the covered periods were made under the share repurchase program, which was approved by our Board of Directors in December 2014 and which authorized the repurchase of up to 10 million shares of our common stock on a discretionary basis. Under the program, which has no expiration date, we had repurchased 2.0 million shares for approximately $100 million through December 31, 2015 and 825,427 shares for approximately $20 million in the year ended December 31, 2024.

Item 5.Other Information

During the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

Item 6.         Exhibits

Index to Exhibits
			Registration or File Number	Form of Report	Report Date	Exhibit Number
*	3.01	Restated Certificate of Incorporation	1-10945	10-K	Dec. 2000	3.01
*	3.02	Certificate of Amendment to Restated Certificate of Incorporation	1-10945	8-K	May 2008	3.1
*	3.03	Certificate of Amendment to Restated Certificate of Incorporation	1-10945	8-K	May 2014	3.1
*	3.04	Amended and Restated Bylaws	1-10945	8-K	Nov. 2022	3.01
	10.01†	2025 Annual Cash Bonus Award Program Summary
	31.01	Rule 13a – 14(a)/15d – 14(a) certification of principal executive officer
	31.02	Rule 13a – 14(a)/15d – 14(a) certification of principal financial officer
	32.01	Section 1350 certification of principal executive officer
	32.02	Section 1350 certification of principal financial officer
	101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
	101.SCH	XBRL Taxonomy Extension Schema Document
	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
	101.LAB	XBRL Taxonomy Extension Label Linkbase Document
	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
	104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
	*	Exhibit previously filed with the Securities and Exchange Commission, as indicated, and incorporated herein by reference.
	†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

April 24, 2025	/S/ RODERICK A. LARSON
Date	Roderick A. Larson
President and Chief Executive Officer
(Principal Executive Officer)

April 24, 2025	/S/ ALAN R. CURTIS
Date	Alan R. Curtis
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

April 24, 2025	/S/ CATHERINE E. DUNN
Date	Catherine E. Dunn
Vice President and Chief Accounting Officer
(Principal Accounting Officer)