Form 10-Q
period 2025-06-30
OCEANEERING INTERNATIONAL INC
filed 2025-07-24
CIK 73756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 30, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
☐ Yes   ☑ No
Number of shares of Common Stock outstanding as of July 18, 2025: 100,207,596

Oceaneering International, Inc.
Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	Jun 30, 2025	Dec 31, 2024
(in thousands, except share data)
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$434,048	$497,516
Accounts receivable, net	389,412	303,583
Contract assets, net	250,808	275,280
Inventory, net	226,590	222,849
Other current assets	91,849	88,668
Total Current Assets	1,392,707	1,387,896
Property and equipment, at cost	2,241,181	2,156,388
Less accumulated depreciation	1,795,514	1,736,290
Net property and equipment	445,667	420,098
Other Assets:
Goodwill	51,383	49,350
Other noncurrent assets	154,080	144,282
Right-of-use operating lease assets	283,745	334,721
Total other assets	489,208	528,353
Total Assets	$2,327,582	$2,336,347
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$161,611	$181,505
Accrued liabilities	443,287	474,736
Contract liabilities	91,965	140,697
Total current liabilities	696,863	796,938
Long-term debt	484,648	482,009
Long-term operating lease liabilities	204,988	238,325
Other long-term liabilities	92,959	98,753
Commitments and contingencies
Equity:
Common stock, par value $0.25 per share; 360,000,000 shares authorized; 110,834,088 shares issued	27,709	27,709
Additional paid-in capital	73,605	98,621
Treasury stock; 10,628,588 and 10,173,091 shares, at cost	(548,553)	(555,350)
Retained earnings	1,677,544	1,572,725
Accumulated other comprehensive loss	(388,244)	(429,446)
Oceaneering shareholders' equity	842,061	714,259
Noncontrolling interest	6,063	6,063
Total equity	848,124	720,322
Total Liabilities and Equity	$2,327,582	$2,336,347

The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2025	2024	2025	2024
Revenue	$698,161	$668,808	$1,372,684	$1,267,900
Cost of services and products	549,734	548,597	1,089,246	1,055,305
Gross margin	148,427	120,211	283,438	212,595
Selling, general and administrative expense	69,238	59,847	130,777	115,538
Income (loss) from operations	79,189	60,364	152,661	97,057
Interest income	3,017	2,402	6,661	5,442
Interest expense, net of amounts capitalized	(9,472)	(9,516)	(18,547)	(18,720)
Equity in income (losses) of unconsolidated affiliates	311	295	673	464
Other income (expense), net	5,371	1,759	6,346	3,239
Income (loss) before income taxes	78,416	55,304	147,794	87,482
Provision (benefit) for income taxes	23,974	20,307	42,975	37,350
Net Income (Loss)	$54,442	$34,997	$104,819	$50,132

Weighted-average shares outstanding
Basic	100,558	101,441	100,651	101,233
Diluted	101,372	102,472	101,636	102,361
Earnings (loss) per share
Basic	$0.54	$0.34	$1.04	$0.50
Diluted	$0.54	$0.34	$1.03	$0.49

The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Net income (loss)	$54,442	$34,997	$104,819	$50,132
Other comprehensive income (loss):
Foreign currency translation adjustments	20,866	(10,525)	41,202	(26,488)
Total other comprehensive income (loss)	20,866	(10,525)	41,202	(26,488)
Comprehensive income (loss)	$75,308	$24,472	$146,021	$23,644

The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
(in thousands)	2025	2024
Cash Flows from Operating Activities:
Net income (loss)	$104,819	$50,132
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	49,848	53,038
Deferred income tax provision (benefit)	(1,768)	(2,950)
Inventory write-downs	14,969	—
Net loss (gain) on sales of property and equipment	(621)	(39)
Noncash compensation	7,381	6,214
Noncash impact of lease accounting	139	1,201
Excluding the effects of acquisitions, increase (decrease) in cash from:
Accounts receivable and contract assets	(61,357)	(63,716)
Inventory	(18,710)	(21,507)
Other operating assets	(7,752)	(29,502)
Capitalized cloud-based service contract costs	(4,263)	—
Currency translation effect on working capital, excluding cash	2,787	(8,450)
Current liabilities	(83,153)	3,901
Other operating liabilities	(5,850)	(5,416)
Total adjustments to net income (loss)	(108,350)	(67,226)
Net Cash Provided by (Used in) Operating Activities	(3,531)	(17,094)
Cash Flows from Investing Activities:
Purchases of property and equipment	(56,360)	(48,376)
Distributions of capital from unconsolidated affiliates	2,004	3,182
Other investing activities	2,350	1,983
Net Cash Provided by (Used in) Investing Activities	(52,006)	(43,211)
Cash Flows from Financing Activities:
Employer tax withholding on settlement of shares	(5,486)	(6,846)
Purchases of treasury stock	(20,114)	—
Other financing activities	—	(156)
Net Cash Provided by (Used in) Financing Activities	(25,600)	(7,002)
Effect of exchange rates on cash	17,669	(11,386)
Net Increase (Decrease) in Cash and Cash Equivalents	(63,468)	(78,693)
Cash and Cash Equivalents—Beginning of Period	497,516	461,566
Cash and Cash Equivalents—End of Period	$434,048	$382,873

The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Oceaneering Shareholders' Equity	Non-controlling Interest	Total Equity
(in thousands)
Balance, December 31, 2024	$27,709	$98,621	$(555,350)	$1,572,725	$(429,446)	$714,259	$6,063	$720,322
Net income (loss)	—	—	—	50,377	—	50,377	—	50,377
Other comprehensive income (loss)	—	—	—	—	20,336	20,336	—	20,336
Restricted stock unit activity	—	(24,307)	22,408	—	—	(1,899)	—	(1,899)
Restricted stock activity	—	—	—	—	—	—	—	—
Treasury stock purchases, 479,154 shares	—	—	(10,008)		—	(10,008)	—	(10,008)
Balance, March 31, 2025	27,709	74,314	(542,950)	1,623,102	(409,110)	773,065	6,063	779,128
Net income (loss)	—	—	—	54,442	—	54,442	—	54,442
Other comprehensive income (loss)	—	—	—	—	20,866	20,866	—	20,866
Restricted stock unit activity	—	3,641	153	—	—	3,794	—	3,794
Restricted stock activity	—	(4,350)	4,350	—	—	—	—	—
Treasury stock purchases, 471,759 shares	—	—	(10,106)	—	—	(10,106)	—	(10,106)
Balance, June 30, 2025	$27,709	$73,605	$(548,553)	$1,677,544	$(388,244)	$842,061	$6,063	$848,124

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Oceaneering Shareholders' Equity	Non-controlling Interest	Total Equity
(in thousands)
Balance, December 31, 2023	$27,709	$131,774	$(574,380)	$1,425,257	$(382,340)	$628,020	$6,063	$634,083
Net income (loss)	—	—	—	15,135	—	15,135	—	15,135
Other comprehensive income (loss)	—	—	—	—	(15,963)	(15,963)	—	(15,963)
Restricted stock unit activity	—	(37,504)	33,392	—	—	(4,112)	—	(4,112)
Balance, March 31, 2024	27,709	94,270	(540,988)	1,440,392	(398,303)	623,080	6,063	629,143
Net income (loss)	—	—	—	34,997	—	34,997	—	34,997
Other comprehensive income (loss)	—	—	—	—	(10,525)	(10,525)	—	(10,525)
Restricted stock unit activity	—	2,319	1,161	—	—	3,480	—	3,480
Restricted stock activity	—	(4,248)	4,248	—	—	—	—	—
Balance, June 30, 2024	$27,709	$92,341	$(535,579)	$1,475,389	$(408,828)	$651,032	$6,063	$657,095

The accompanying Notes are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation. Oceaneering International, Inc. (“Oceaneering,” “we,” “our” or “us”) has prepared these unaudited consolidated financial statements pursuant to instructions for quarterly reports on Form 10-Q, which we are required to file with the United States Securities and Exchange Commission (the “SEC”). These financial statements do not include all information and footnotes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). These financial statements reflect all adjustments that we believe are necessary to present fairly our financial position as of June 30, 2025 and our results of operations and cash flows for the periods presented. Except as otherwise disclosed herein, all such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in our annual report on Form 10-K for the year ended December 31, 2024. The results for interim periods are not necessarily indicative of annual results.

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

We consider macroeconomic conditions when assessing our credit risk exposure, including any impacts from the conflicts in Russia and Ukraine and in the Middle East, volatility in the financial services industry and the oil and natural gas markets, tariffs and retaliatory tariffs, U.S. economic and monetary policy, and the effects thereof on our customers and various counterparties. We have determined the impacts to our credit loss expense are de minimis for the three- and six-month periods ended June 30, 2025 and 2024.

As of June 30, 2025, our allowance for credit losses was $2.8 million for accounts receivable and $0.9 million for other receivables. As of December 31, 2024, our allowance for credit losses was $1.5 million for accounts receivable and $1.4 million for other receivables. Our total allowance for credit losses as of June 30, 2025, as compared to the same period in the prior year, increased slightly due to the corresponding increase in accounts receivable.

Financial assets are written off when deemed uncollectible and there is no reasonable expectation of recovering the contractual cash flows. During the three- and six-month periods ended June 30, 2025, we wrote off less than $0.1 million in financial assets. During the three-month period ended June 30, 2024, we did not write off any financial assets and during the six-month period ended June 30, 2024, we wrote off $0.1 million in financial assets.

Accounts receivable are considered to be past due after the end of the contractual terms agreed to with the customer. There were no material past-due amounts that we consider uncollectible for our financial assets as of June 30, 2025. We generally do not require collateral from our customers.

Inventory. Inventory is valued at the lower of cost or net realizable value. We determine cost using the weighted-average method. We periodically review the value of items in inventory and record write-downs or write-offs of inventory based on our assessment of market conditions. Write-downs and write-offs are charged to cost of services and products. In the three- and six-month periods ended June 30, 2025, we recorded increases of $2.5 million and $13 million, respectively, to our inventory reserve related to write-downs associated with our theme park ride business in our Manufactured Products segment. We also recorded increases of $2.1 million in the three- and six-month periods ended June 30, 2025, to our inventory reserve related to write-downs of inventory deemed to be obsolete in our OPG segment. We did not record any write-downs or write-offs of inventory in the three- and six-month periods ended June 30, 2024. Our inventory reserve was $47 million and $36 million as of June 30, 2025 and December 31, 2024, respectively.

Property and Equipment, Long-Lived Intangible Assets and Right-of-Use Operating Lease Assets. We depreciate property and equipment using the straight-line method over estimated useful lives. Remotely Operated Vehicles (“ROVs”) are depreciated over eight years, marine services equipment (such as vessels) over three to 25 years, and buildings, building improvements, manufacturing equipment and other equipment for three to 25 years.

We charge the costs of repair and maintenance of property and equipment to operations as incurred, and we capitalize the costs of improvements that extend asset lives or functionality. Upon the disposition of property and equipment, the related cost and accumulated depreciation accounts are relieved and any resulting gain or loss is recognized in income.

We capitalize interest on assets where the construction period is anticipated to be more than three months. In the three- and six-month periods ended June 30, 2025, we capitalized less than $0.1 million of interest. No interest was capitalized in the three- and six-month periods ended June 30, 2024. We do not allocate general administrative costs to capital projects. We had construction in progress of $68 million and $60 million as of June 30, 2025 and December 31, 2024, respectively, primarily related to projects in our Subsea Robotics segment.

Long-lived intangible assets, primarily acquired in connection with business combinations, include trade names, intellectual property and customer relationships and are being amortized over their respective estimated useful lives.

Our management periodically, and upon the occurrence of a triggering event, reviews the realizability of our property and equipment, long-lived intangible assets and right-of-use operating lease assets to determine whether any events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable. For long-lived assets to be held and used, we base our evaluation on impairment indicators such as the nature of the assets, the future economic benefits of the assets, any historical or future profitability measurements and other external market conditions or factors that may be present. If such impairment indicators are present or other factors exist that indicate that the carrying amount of an asset may not be recoverable, we determine whether an impairment has occurred using an undiscounted cash flows analysis of the asset at the lowest level for which identifiable cash flows exist. If an impairment has occurred, we recognize a loss for the difference between the carrying amount and the fair value of the asset. We did not identify indicators of impairment for property and equipment, long-lived intangible assets or right-of-use operating lease assets for the three- and six-month periods ended June 30, 2025 and 2024.

For assets held for sale or disposal, the fair value of the asset is measured using fair market value less estimated costs to sell. Assets are classified as held for sale when we have a plan for disposal of certain assets and those assets meet the held for sale criteria.

For additional information regarding right-of-use operating lease assets, see “Leases” below.

Cloud-based Service Contract Costs. We capitalized certain implementation costs related to a service-only cloud computing arrangement. Capitalized costs are included on our consolidated balance sheets in other noncurrent assets and will be amortized to selling, general and administrative expense on a straight-line basis over the contract term. In the three- and six-month periods ended June 30, 2025, we capitalized $2.5 million and $4.3 million, respectively, of deferred software implementation costs related to cloud computing arrangements. We did not capitalize any cloud-based service contract costs in the three- and six-month periods ended June 30, 2024.

Goodwill. Our goodwill is evaluated for impairment annually and whenever we identify certain triggering events or circumstances that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

In our annual evaluation of goodwill, we perform a qualitative or quantitative impairment test. Under the qualitative approach, if we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we are required to perform the quantitative analysis to determine the fair value for the reporting unit. We then compare the fair value of the reporting unit with its carrying amount and recognize an impairment loss for the amount by which the carrying amount exceeds the fair value of the reporting unit. The loss recognized should not exceed the total amount of goodwill allocated to the reporting unit. We also consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. We did not identify indicators of impairment for goodwill for the three- and six-month periods ended June 30, 2025 and 2024.

Revenue Recognition. All our revenue is realized through contracts with customers. We recognize our revenue according to the contract type. On a daily basis, we recognize service revenue over time for contracts that provide for specific time, material and equipment charges, which we bill periodically. We use the input method to recognize revenue, because each day of service provided represents value to the customer. The performance obligations in these contracts are satisfied, and revenue is recognized, as the work is performed. When appropriate, we apply the practical expedient to recognize revenue for the amount invoiced when the invoice corresponds directly to the value of our performance to date.

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

While our contracts predominantly only contain one performance obligation and a limited number have variable consideration, we apply judgment, when applicable, in the determination and allocation of transaction price to performance obligations, and the subsequent recognition of revenue, based on the facts and circumstances of each contract. We routinely review estimates related to our contracts and, when required, reflect revisions to profitability in earnings immediately. If an element of variable consideration has the potential for a significant future reversal of revenue, we will constrain that variable consideration to a level intended to remove the potential future reversal. If a current estimate of total contract cost indicates an ultimate loss on a contract, we recognize the projected loss in full when we determine it. During the three- and six-month periods ended June 30, 2025, we recognized projected losses of $1.8 million and $4.6 million, respectively, for six business contracts in our Manufactured Products segment. We did not have any material adjustments to transaction prices during the three- and six-month periods ended June 30, 2024. There could be significant adjustments to overall contract costs in the future, due to changes in facts and circumstances.

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

Foreign Currency Translation. The functional currency for most of our foreign subsidiaries is the applicable local currency. Results of operations for foreign subsidiaries with functional currencies other than the U.S. dollar are translated into U.S. dollars using average exchange rates during the period. Assets and liabilities of these foreign subsidiaries are translated into U.S. dollars using the exchange rates in effect as of the balance sheet date, and the resulting translation adjustments are recognized, net of tax, in accumulated other comprehensive income (loss) as a component of shareholders' equity. All foreign currency transaction gains and losses are recognized currently in the consolidated statements of operations. We recorded $5.4 million and $6.5 million, respectively, of foreign currency transaction gains (losses) in the three- and six-month periods ended June 30, 2025, and we recorded $1.0 million and $3.2 million, respectively, of foreign currency transaction gains (losses) in the three- and six-month periods ended June 30, 2024, resulting from foreign currency fluctuations in multiple countries. These amounts are included as a component of other income (expense), net in our consolidated statements of operations.

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

3.    REVENUE

Revenue by Category

The following tables present revenue disaggregated by business segment, geographical region, and timing of transfer of goods or services:

	Three Months Ended		Six Months Ended
(in thousands)	Jun 30, 2025	Jun 30, 2024	Jun 30, 2025	Jun 30, 2024
Business Segment:
Energy
Subsea Robotics	$218,786	$214,985	$424,762	$401,917
Manufactured Products	145,134	139,314	280,171	268,767
Offshore Projects Group	149,281	144,058	314,222	259,112
Integrity Management & Digital Solutions	75,367	73,492	146,785	143,182
Total Energy	588,568	571,849	1,165,940	1,072,978
Aerospace and Defense Technologies	109,593	96,959	206,744	194,922
Total	$698,161	$668,808	$1,372,684	$1,267,900

Geographic Operating Areas:
Foreign:
Africa	$97,349	$114,055	$221,883	$201,294
United Kingdom	74,273	63,990	136,150	114,189
Brazil	62,736	54,620	124,895	111,672
Norway	65,996	60,066	120,744	117,790
Asia and Australia	60,436	53,505	113,985	102,889
Other	23,660	38,490	45,889	73,377
Total Foreign	384,450	384,726	763,546	721,211
United States	313,711	284,082	609,138	546,689
Total	$698,161	$668,808	$1,372,684	$1,267,900

Timing of Transfer of Goods or Services:
Revenue recognized over time	$646,346	$619,832	$1,272,822	$1,171,682
Revenue recognized at a point in time	51,815	48,976	99,862	96,218
Total	$698,161	$668,808	$1,372,684	$1,267,900

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

The following table provides information about contract assets and contract liabilities from contracts with customers.

	Six Months Ended
(in thousands)	Jun 30, 2025	Jun 30, 2024
Total contract assets, beginning of period	275,280	$234,505
Revenue accrued	1,261,403	1,167,835
Amounts billed	(1,285,875)	(1,177,865)
Total contract assets, end of period	$250,808	$224,475

Total contract liabilities, beginning of period	140,697	$164,631
Deferrals of milestone payments	65,827	116,619
Recognition of revenue for goods and services	(114,559)	(100,193)
Total contract liabilities, end of period	$91,965	$181,057

Performance Obligations

As of June 30, 2025, the aggregate amount of the transaction price allocated to remaining performance obligations that were unsatisfied (or partially unsatisfied) was $414 million. In arriving at this value, we have used two expedients available to us and are not disclosing amounts in relation to performance obligations: (1) that are part of contracts with an original expected duration of one year or less; or (2) on contracts where we recognize revenue in line with the billing. Of this amount, we expect to recognize revenue of $306 million over the next 12 months, $105 million within the next 24 months, and we expect to recognize substantially all of the remaining balance of $3.5 million within the next 36 months.

In our Manufactured Products and ADTech segments, we have long-term contracts that extend beyond one year, and these make up the majority of the performance obligations balance reported as of June 30, 2025. We also have shorter-term product contracts with an expected original duration of one year or less that have been excluded.

Where appropriate, we have made estimates within the transaction price of elements of variable consideration within the contracts and constrained those amounts to a level where we consider it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. The amount of revenue recognized in the three- and six-month periods ended June 30, 2025 and 2024 that was associated with performance obligations completed or partially completed in prior periods was not significant.

As of June 30, 2025, there were no significant outstanding liability balances for refunds or returns due to the nature of our contracts and the services and products we provide. Our warranties are limited to assurance warranties that are of a standard length and are not considered to be material rights. The majority of our contracts consist of a single performance obligation. While our contracts predominantly only contain one performance obligation and a limited number have variable consideration, when there are multiple obligations, we look for observable evidence of stand-alone selling prices on which to base the allocation. This involves judgment as to the appropriateness of the observable evidence relating to the facts and circumstances of the contract. If we do not have observable evidence, we estimate stand-alone selling prices by taking a cost-plus-margin approach, using typical margins from the type of product or service, customer and regional geography involved.

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

Costs to fulfill a contract primarily consist of certain mobilization costs incurred to provide services or products to our customers. These costs are deferred and amortized over the period of contract performance. The closing balance of costs to fulfill a contract was $2.2 million and $3.2 million as of June 30, 2025 and December 31, 2024, respectively.

For the three- and six-month periods ended June 30, 2025, we recorded amortization expense of $0.6 million and $1.5 million. For the three- and six-month periods ended June 30, 2024, we recorded amortization expense of $1.1 million and $2.1 million, respectively. No impairment costs were recognized.

4.    INCOME TAXES

Our tax provision is based on (1) our earnings for the period and other factors affecting the tax provision and (2) the operations of foreign branches and subsidiaries that are subject to local income and withholding taxes. Factors that affect our tax rate include our profitability levels in general and the geographical mix of our results. The effective tax rate for the three- and six-month periods ended June 30, 2025 and 2024 was different than the U.S. federal statutory rate of 21%, primarily due to the geographical mix of revenue and earnings, changes in valuation allowances and uncertain tax positions, and other discrete items. We continue to make an assertion to indefinitely reinvest the unrepatriated earnings of any foreign subsidiary that would incur material tax consequences upon the distribution of such earnings.

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

We have accrued a net total of $20 million and $24 million in other long-term liabilities on our consolidated balance sheets for worldwide unrecognized tax liabilities as of June 30, 2025 and December 31, 2024, respectively. We account for any applicable interest and penalties related to uncertain tax positions as a component of our provision for income taxes in our consolidated financial statements. Changes in our management's judgment related to those liabilities would affect our effective income tax rate in the periods of change.

Our tax returns are subject to audit by taxing authorities in multiple jurisdictions. These audits often take years to complete and settle. The following table lists the earliest tax years open to examination by tax authorities where we have significant operations:

Jurisdiction	Periods
United States	2021
United Kingdom	2023
Norway	2020
Angola	2020
Brazil	2019
Australia	2020

We have ongoing tax audits and judicial tax appeals in various jurisdictions. The outcome of these audits and judicial tax appeals may have an impact on uncertain tax positions for income tax returns subsequently filed in those jurisdictions.

For information on the recent One Big Beautiful Bill Act and the potential impacts thereof on our tax provision, see Note 10—“Subsequent Event.”

5.    SELECTED BALANCE SHEET INFORMATION
The following is information regarding selected balance sheet accounts:

(in thousands)	Jun 30, 2025	Dec 31, 2024
Inventory, net:
Manufactured Products	$121,157	$113,104
Subsea Robotics	90,404	92,149
Other inventory	15,029	17,596
Total	$226,590	$222,849

Other current assets:
Prepaid expenses	84,849	$81,668
Angolan bonds	7,000	7,000
Total	$91,849	$88,668

Accrued liabilities:
Payroll and related costs	$151,852	$153,273
Current operating lease liability	114,502	131,415
Accrued job costs	50,972	62,390
Income taxes payable	43,431	49,097
Accrued interest	12,417	12,667
Other	70,113	65,894
Total	$443,287	$474,736

6.    DEBT
Long-term debt consisted of the following:

(in thousands)	Jun 30, 2025	Dec 31, 2024
6.000% Senior Notes due 2028	$500,000	$500,000
Unamortized discount and debt issuance costs	(15,352)	(17,991)
Long-term debt	$484,648	$482,009

2028 Senior Notes. In February 2018, we completed the public offering of $300 million aggregate principal amount of 6.000% Senior Notes due 2028 (the “Existing 2028 Senior Notes”) and on October 2, 2023, we completed a private placement of $200 million aggregate principal amount of additional 2028 Senior Notes (the “New 2028 Senior Notes” and, together with the Existing 2028 Senior Notes, the “2028 Senior Notes”). The New 2028 Senior Notes constituted an additional issuance of the Existing 2028 Senior Notes and form a single series with such notes. We pay interest on the 2028 Senior Notes on February 1 and August 1 of each year. The 2028 Senior Notes are scheduled to mature on February 1, 2028. The indentures governing our 2028 Senior Notes generally limit our ability to incur secured debt for borrowed money (such as borrowings under our revolving credit facility) to 15% of our Consolidated Net Tangible Assets (as defined in such indentures), and contain various other covenants and events of default. We may redeem some or all of the 2028 Senior Notes at specified redemption prices. In the three- and six-month periods ended June 30, 2025 and 2024, we did not repurchase or redeem any of the 2028 Senior Notes.

Revolving Credit Agreement. On April 8, 2022, we entered into a new senior secured revolving credit agreement with a group of banks (as amended by an Agreement and Amendment No. 1 to Credit Agreement, dated September 20, 2023, the “Revolving Credit Agreement”). The commitments under the Revolving Credit Agreement are scheduled to mature on April 8, 2027. The Revolving Credit Agreement includes a $215 million revolving credit facility (the “Revolving Credit Facility”) with a $100 million sublimit for the issuance of letters of credit. Our obligations under the Revolving Credit Agreement are guaranteed by certain of our wholly owned subsidiaries and are secured by first priority liens on certain of our assets and those of the guarantors, including, among other things, intellectual property, inventory, accounts receivable, equipment and equity interests in subsidiaries. As of June 30, 2025, we had no borrowings outstanding under the Revolving Credit Facility and no letters of credit outstanding under the Revolving Credit Agreement.

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

The Revolving Credit Agreement includes financial covenants that are tested on a quarterly basis, based on the rolling four-quarter period that ends on the last day of each fiscal quarter. The maximum permitted Consolidated Net Leverage Ratio was initially 4.00 to 1.00 and subsequently decreased to 3.25 to 1.00. As of June 30, 2025 and December 31, 2024, the maximum permitted Consolidated Net Leverage Ratio was 3.25 to 1.00 and will not change during the remaining term of the Revolving Credit Facility. The minimum Consolidated Interest Coverage Ratio (as defined in the Revolving Credit Agreement) is 3.00 to 1.00 throughout the term of the Revolving Credit Facility. Availability under the Revolving Credit Facility may be limited by these financial covenants and the requirement that any borrowing under the Revolving Credit Facility not require the granting of any liens to secure any senior notes issued by us. The indentures governing the 2028 Senior Notes generally limit our ability to incur secured debt for borrowed money (such as borrowings under the Revolving Credit Facility) to 15% of our Consolidated Net Tangible Assets (as defined in such indentures). As of June 30, 2025, the full $215 million was available to borrow under the Revolving Credit Facility. In addition, the Revolving Credit Agreement contains various covenants that we believe are customary for agreements of this nature, including, but not limited to, restrictions on our ability and the ability of each of our subsidiaries to incur debt, grant liens, make certain investments, make distributions, merge or consolidate, sell assets and enter into certain restrictive agreements. As of June 30, 2025, we were in compliance with all of the financial covenants set forth in the Revolving Credit Agreement.

Debt Issuance Costs, Discounts and Interest. We incurred $7.1 million of issuance costs related to the 2028 Senior Notes and $4.0 million of loan costs related to the Revolving Credit Agreement. These costs, net of accumulated amortization, are included as a reduction of long-term debt in our consolidated balance sheets, as they pertain to the 2028 Senior Notes, and in other noncurrent assets, as they pertain to the Revolving Credit Agreement. We are amortizing these costs to interest expense through the respective maturity dates for the 2028 Senior Notes and the Revolving Credit Agreement using the straight-line method, which approximates the effective interest rate method. In the three- and six-month periods ended June 30, 2025, we amortized $0.5 million and $1.0 million, respectively, to interest expense. In the three- and six-month periods ended June 30, 2024, we amortized $0.6 million and $1.1 million, respectively, to interest expense.

We recorded a discount of $20 million related to the 2028 Senior Notes issued in October 2023. This cost, net of accumulated amortization, is included as a reduction of long-term debt in our consolidated balance sheets and is being amortized to interest expense through the maturity date of the 2028 Senior Notes using the straight-line method, which approximates the effective interest rate method. In the three- and six-month periods ended June 30, 2025, we amortized $1.1 million and $2.1 million, respectively, to interest expense. In the three- and six-month periods ended June 30, 2024, we amortized $0.9 million and $1.9 million, respectively, to interest expense.

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

We estimated the aggregate fair market value of the 2028 Senior Notes to be $504 million as of June 30, 2025, based on quoted prices. Since the market for the 2028 Senior Notes is not an active market, the fair value of the 2028 Senior Notes is classified within Level 2 in the fair value hierarchy under U.S. GAAP (inputs other than quoted prices in active markets for similar assets and liabilities that are observable or can be corroborated by observable market data for substantially the full terms for the assets or liabilities).

In the three-month period ended June 30, 2021, we were notified by a customer in our Manufactured Products segment that it was suspending a contract that was substantially complete. Specific to this contract, we billed $6.1 million of accounts receivable and received $5.4 million during the first six months of 2025. During the first quarter of 2025, the customer restarted portions of this project, including the scope for our Manufactured Products segment.

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

For each of the restricted stock units granted in 2022 through June 30, 2025, at the earlier of three years after grant or at termination of employment or service, the grantee will be issued one share of our common stock for each unit vested. As of June 30, 2025 and December 31, 2024, respective totals of 1,954,530 and 2,005,602 shares of restricted stock and restricted stock units were outstanding.

We estimate that share-based compensation cost not yet recognized related to shares of restricted stock or restricted stock units, based on their grant-date fair values, was $19 million as of June 30, 2025. This expense is being recognized on a graded-vesting basis over three years for awards attributable to individuals meeting certain age and years-of-service requirements, and on a straight-line basis over the applicable vesting period of one or three years for the other awards.

Share Repurchase Plan. In December 2014, our Board of Directors approved a plan to repurchase up to 10 million shares of our common stock on a discretionary basis. Under the program, which has no expiration date, we had repurchased 2.0 million shares for approximately $100 million through December 31, 2015. In the year ended December 31, 2024, we repurchased 0.8 million shares for approximately $20 million. During the three- and six-month periods ended June 30, 2025, we repurchased 0.5 million and 1.0 million shares for approximately $10 million and $20 million, respectively. As of June 30, 2025 we retained 11 million of the shares we had repurchased through this and a prior repurchase program. We expect to hold the shares repurchased and any additional shares repurchased under the plan as treasury stock for possible future use. The timing and amount of any future repurchases will be determined by our management. We are not obligated to make any future repurchases. We account for the shares we hold in treasury under the cost method, at average cost.

9.        BUSINESS SEGMENT INFORMATION

We are a global technology company delivering engineered services and products and robotic solutions to the offshore energy, defense, aerospace and manufacturing industries.

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

•Manufactured Products—Our Manufactured Products segment provides the following:
◦distribution and connection systems including production control umbilicals and field development hardware and pipeline connection and repair systems, and subsea and topside control valves primarily to the energy industry; and
◦autonomous mobile robotic technology to a variety of industries.

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

	For the Three Months Ended June 30, 2025
(in thousands)	Subsea Robotics	Manufactured Products	OPG	IMDS	ADTech	Unallocated Expenses	Total

Revenue	$218,786	$145,134	$149,281	$75,367	$109,593	$—	$698,161
Cost of services and products	138,839	116,474	117,307	62,882	85,640	28,592	549,734
Selling, general and administrative [1]	15,442	9,888	10,311	7,838	7,654	18,105	69,238
Operating income (loss)	64,505	18,772	21,663	4,647	16,299	(46,697)	79,189
Interest income	—	—	—	—	—	3,017	3,017
Interest expense, net of amounts capitalized	—	—	—	—	—	(9,472)	(9,472)
Equity in income (losses) of unconsolidated affiliates	—	—	—	—	—	311	311
Other income (expense), net	—	—	—	—	—	5,371	5,371
Income (loss) before income taxes	$64,505	$18,772	$21,663	$4,647	$16,299	$(47,470)	$78,416

Depreciation and amortization	$12,385	$2,741	$4,663	$1,839	$900	$2,872	$25,400
Capital expenditures, including business acquisitions	$20,800	$549	$5,810	$515	$1,251	$1,347	$30,272

1	For all reportable segments, Selling, general and administrative expense primarily includes payroll and related costs including subcontractors and temporary labor, lease and rental expense, maintenance and supplies expense, insurance expense and certain overhead expenses.

	For the Six Months Ended June 30, 2025
(in thousands)	Subsea Robotics	Manufactured Products	OPG	IMDS	ADTech	Unallocated Expenses	Total

Revenue	$424,762	$280,171	$314,222	$146,785	$206,744	$—	$1,372,684
Cost of services and products	272,401	234,141	237,370	123,770	165,133	56,431	1,089,246
Selling, general and administrative [1]	28,224	18,591	19,523	14,906	14,647	34,886	130,777
Operating income (loss)	124,137	27,439	57,329	8,109	26,964	(91,317)	152,661
Interest income	—	—	—	—	—	6,661	6,661
Interest expense, net of amounts capitalized	—	—	—	—	—	(18,547)	(18,547)
Equity in income (losses) of unconsolidated affiliates	—	—	—	—	—	673	673
Other income (expense), net	—	—	—	—	—	6,346	6,346
Income (loss) before income taxes	$124,137	$27,439	$57,329	$8,109	$26,964	$(96,184)	$147,794

Depreciation and amortization	$24,121	$5,391	$9,352	$3,569	$1,733	$5,682	$49,848
Capital expenditures, including business acquisitions	$39,716	$1,333	$10,105	$1,966	$1,851	$1,389	$56,360

1	For all reportable segments, Selling, general and administrative expense primarily includes payroll and related costs including subcontractors and temporary labor, lease and rental expense, maintenance and supplies expense, insurance expense and certain overhead expenses.

	June 30, 2025
(in thousands)	Subsea Robotics	Manufactured Products	OPG	IMDS	ADTech	Corporate and Other	Total

Assets	$504,997	$371,000	$456,908	$128,980	$138,144	$727,553	$2,327,582
Property and Equipment, Net	$219,903	$61,495	$130,655	$15,408	$7,141	$11,065	$445,667
Goodwill	$23,813	$—	$—	$17,116	$10,454	$—	$51,383

	For the Three Months Ended June 30, 2024
(in thousands)	Subsea Robotics	Manufactured Products	OPG	IMDS	ADTech	Unallocated Expenses	Total

Revenue	$214,985	$139,314	$144,058	$73,492	$96,959	$—	$668,808
Cost of services and products	140,081	115,089	121,893	63,738	82,285	25,511	548,597
Selling, general and administrative [1]	13,154	9,856	8,917	6,281	7,430	14,209	59,847
Operating income (loss)	61,750	14,369	13,248	3,473	7,244	(39,720)	60,364
Interest income	—	—	—	—	—	2,402	2,402
Interest expense	—	—	—	—	—	(9,516)	(9,516)
Equity in income (losses) of unconsolidated affiliates	—	—	—	—	—	295	295
Other income (expense), net	—	—	—	—	—	1,759	1,759
Income (loss) before income taxes	$61,750	$14,369	$13,248	$3,473	$7,244	$(44,780)	$55,304

Depreciation and amortization	$11,981	$3,237	$5,584	$1,803	$616	$2,759	$25,980
Capital expenditures, including business acquisitions	$12,122	$1,176	$4,506	$1,486	$806	$2,762	$22,858

1	For all reportable segments, Selling, general and administrative expense primarily includes payroll and related costs including subcontractors and temporary labor, lease and rental expense, maintenance and supplies expense, insurance expense and certain overhead expenses.

	For the Six Months Ended June 30, 2024
(in thousands)	Subsea Robotics	Manufactured Products	OPG	IMDS	ADTech	Unallocated Expenses	Total

Revenue	$401,917	$268,767	$259,112	$143,182	$194,922	$—	$1,267,900
Cost of services and products	270,237	222,081	227,979	123,532	161,445	50,031	1,055,305
Selling, general and administrative [1]	25,693	19,127	17,041	12,562	13,425	27,690	115,538
Operating income (loss)	105,987	27,559	14,092	7,088	20,052	(77,721)	97,057
Interest income	—	—	—	—	—	5,442	5,442
Interest expense	—	—	—	—	—	(18,720)	(18,720)
Equity in income (losses) of unconsolidated affiliates	—	—	—	—	—	464	464
Other income (expense), net	—	—	—	—	—	3,239	3,239
Income (loss) before income taxes	$105,987	$27,559	$14,092	$7,088	$20,052	$(87,296)	$87,482

Depreciation and amortization	$24,791	$6,412	$12,019	$3,062	$1,219	$5,535	$53,038
Capital expenditures, including business acquisitions	$27,919	$6,313	$6,236	$2,094	$2,462	$3,352	$48,376

1	For all reportable segments, Selling, general and administrative expense primarily includes payroll and related costs including subcontractors and temporary labor, lease and rental expense, maintenance and supplies expense, insurance expense and certain overhead expenses.

	June 30, 2024
(in thousands)	Subsea Robotics	Manufactured Products	OPG	IMDS	ADTech	Corporate and Other	Total

Assets	$492,562	$413,317	$516,092	$98,581	$129,616	$654,698	$2,304,866
Property and Equipment, Net	$189,218	$64,842	$127,304	$14,514	$8,678	$11,934	$416,490
Goodwill	$23,579	$—	$—	$—	$10,454	$—	$34,033

Depreciation and Amortization

Depreciation expense on property and equipment, reflected in Depreciation and Amortization for the three- and six-month periods ended June 30, 2025, was $21 million and $42 million, respectively, and for the three- and six-month periods ended June 30, 2024, was $22 million and $45 million, respectively.

Amortization expense on long-lived intangible assets, debt issuance costs and debt discount reflected in Depreciation and Amortization or the three- and six-month periods ended June 30, 2025, was $4.0 million and $7.9 million, respectively, and for the three- and six-month periods ended June 30, 2024, was $3.9 million and $7.6 million, respectively.

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

10.        SUBSEQUENT EVENT

On July 4, 2025, President Trump signed into law the legislation commonly referred to as the One Big Beautiful Bill Act (“OBBBA”). The OBBBA includes various provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The OBBBA has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We are currently assessing its impact on our consolidated financial statements and will recognize the income tax effects in the consolidated financial statements beginning in the period in which the OBBBA was signed into law.

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
•our tax payments and projected capital expenditures for 2025, and the potential impacts of the recent One Big Beautiful Bill Act;
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

Recent Developments

One Big Beautiful Bill Act

On July 4, 2025, President Trump signed into law the legislation commonly referred to as the One Big Beautiful Bill Act (“OBBBA”). The OBBBA includes various provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The OBBBA has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We are currently assessing its impact on our consolidated financial statements and will recognize the income tax effects in the consolidated financial statements beginning in the period in which the OBBBA was signed into law.

Tariffs and Trading Relationships

Since the initial U.S. government announcement regarding tariffs in April 2025, the U.S. government has subsequently announced and modified, delayed or rescinded multiple tariffs on several foreign jurisdictions, which has increased uncertainty regarding the ultimate effect of the tariffs on economic conditions. For example, the U.S. government has recently threatened 30% tariffs on imports from certain countries (such as Mexico and the European Union), and certain other countries have likewise threatened, and in some cases, implemented tariffs on

U.S. goods. Current uncertainties about tariffs and their effects on trading relationships may affect costs for and availability of raw materials or contribute to inflation in the markets in which we operate. Although we are continuing to monitor the economic effects of such announcements, as well as opportunities to mitigate their related impacts, costs and other effects associated with the tariffs and retaliatory tariffs remain uncertain pending their implementation.

Overview of our Results

Our diluted earnings (loss) per share for the three- and six-month periods ended June 30, 2025 were $0.54 and $1.03, respectively, as compared to $0.34 and $0.49, respectively, for the corresponding periods of the prior year. Our improved operating results for the three- and six-month periods ended June 30, 2025, are primarily the result of commencement of recent contract awards in Aerospace and Defense Technologies (“ADTech”), favorable service mix and strong execution in our Offshore Projects Group (“OPG”), conversion of higher-margin backlog in Manufactured Products, and continued increases in remotely operated vehicle (“ROV”) day rates. Compared to the corresponding period of the prior year, consolidated first half 2025 operating results were 57% higher on an 8% increase in revenue driven primarily by strong performances from our OPG and Subsea Robotics segments.

During the six-month period ended June 30, 2025, our cash balance declined. We utilized $3.5 million in operating activities, $23 million for maintenance capital expenditures, $33 million for growth capital expenditures and $20 million for the repurchases of shares of our common stock. These uses of cash were partially offset by a $18 million increase resulting from the effect of exchange rates. Collectively, these factors contributed to a $63 million reduction in our cash balance during the first six months of 2025.

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

Consolidated revenue and profitability information are as follows:

	Three Months Ended		Six Months Ended
(dollars in thousands)	Jun 30, 2025	Jun 30, 2024	Jun 30, 2025	Jun 30, 2024
Revenue	$698,161	$668,808	$1,372,684	$1,267,900
Operating Income (Loss)	79,189	60,364	152,661	97,057
Operating Income (Loss) %	11%	9%	11%	8%

We generate a material amount of our consolidated revenue from contracts for services in the U.S. Gulf of Mexico within our OPG segment. This segment typically experiences higher activity levels during the second and third quarters, as compared to the rest of the year. Despite the usual seasonal variations, our OPG segment achieved significant year-over-year improvements in revenue and operating results in the first quarter of 2025 (see “Offshore Projects Group” below), contributing to a strong first half of 2025. Revenue in our Subsea Robotics segment is subject to seasonal variations in demand, with our first quarter generally being the low quarter of the year. The level of our Subsea Robotics seasonality depends on the number of ROVs we have engaged in vessel-based subsea infrastructure inspection, maintenance, repair and installation, which is more seasonal than drilling support. Revenue in each of our Manufactured Products, IMDS and ADTech segments generally has not been seasonal.

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

	Three Months Ended		Six Months Ended
(dollars in thousands)	Jun 30, 2025	Jun 30, 2024	Jun 30, 2025	Jun 30, 2024
Subsea Robotics
Revenue	$218,786	$214,985	$424,762	$401,917
Operating Income (Loss)	64,505	61,750	124,137	105,987
Operating Income (Loss) %	29%	29%	29%	26%
ROV Days Available	22,750	22,750	45,250	45,500
ROV Days Utilized	15,289	15,839	30,382	30,375
ROV Utilization	67%	70%	67%	67%

Manufactured Products
Revenue	145,134	139,314	280,171	268,767
Operating Income (Loss)	18,772	14,369	27,439	27,559
Operating Income (Loss) %	13%	10%	10%	10%
Backlog at End of Period	516,000	713,000	516,000	713,000

Offshore Projects Group
Revenue	149,281	144,058	314,222	259,112
Operating Income (Loss)	21,663	13,248	57,329	14,092
Operating Income (Loss) %	15%	9%	18%	5%

Integrity Management & Digital Solutions
Revenue	75,367	73,492	146,785	143,182
Operating Income (Loss)	4,647	3,473	8,109	7,088
Operating Income (Loss) %	6%	5%	6%	5%

Total Energy
Revenue	$588,568	$571,849	$1,165,940	$1,072,978
Operating Income (Loss)	109,587	92,840	217,014	154,726
Operating Income (Loss) %	19%	16%	19%	14%

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

	Three Months Ended		Six Months Ended
	Jun 30, 2025	Jun 30, 2024	Jun 30, 2025	Jun 30, 2024
ROV	79%	78%	79%	78%

Other	21%	22%	21%	22%

Subsea Robotics operating income for the three- and six-month periods ended June 30, 2025, increased on higher revenue as compared to the corresponding periods of the prior year, primarily as a result of higher average revenue per day in 2025. The three-month period ended June 30, 2025 experienced a decrease in days utilized, while the six-month period ended June 30, 2025 reflected an increase in days utilized and consistent fleet utilization.

Fleet utilization was 67% in the three-month period ended June 30, 2025 as compared to 70% for the three-month period ended June 30, 2024, resulting from a decrease in ROV days utilized when compared to the corresponding period in the prior year. Fleet utilization was flat at 67% for the six-month period ended June 30, 2025, and the corresponding period of the prior year. Our ROV fleet use during the six-month period ended June 30, 2025, was 63% in drill support and 37% in vessel-based activity, as compared to 65% in drill support and 35% in vessel-based activity in the corresponding period of the prior year. For each of the periods presented, we had a fleet of 250 work-class ROVs.

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

Our Manufactured Products operating results for the three-month period ended June 30, 2025, increased on higher revenue as compared to the corresponding period of the prior year primarily due to execution of higher-margin backlog through our energy manufacturing plants, partially offset by an inventory reserve of $2.5 million recorded in the second quarter of 2025 related to our theme park ride business. Our Manufactured Products operating results for the six-month period ended June 30, 2025, decreased slightly on higher revenue as compared to the corresponding period of the prior year primarily due to an inventory reserve of $13 million recorded in the first half of 2025 related to our theme park ride business, partially offset by increased activity in our energy-related businesses and execution of higher-margin backlog through our umbilical manufacturing plants.

Our Manufactured Products backlog was $516 million as of June 30, 2025 compared to $604 million and $713 million as of December 31, 2024 and June 30, 2024, respectively. Our book-to-bill ratio was 0.65 for the trailing 12 months ended June 30, 2025.

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

Our OPG operating results for the three- and six-month periods ended June 30, 2025, increased significantly on higher revenue as compared to the corresponding periods of the prior year, primarily due to completion of higher-margin well intervention and well stimulation projects in international locations and improved vessel utilization in the U.S. Gulf of Mexico. For the six-month period ended June 30, 2025, as compared to the corresponding period of the prior year, revenue and margins were also positively impacted by the reduction in drydock costs and the associated loss of vessel days that impacted the first quarter of 2024.

We have several deepwater vessels under a mix of short-term charters where we can see firm workload and spot charters as market opportunities arise. We have a total of six long-term charters at June 30, 2025: one that began in 2024, two that began in 2023, and three that began in 2022. These charters have staggered maturity dates with none extending past the first quarter of 2027. Depending on market conditions, we may add additional chartered vessels throughout the year to align with our strategy that balances vessel cost, availability and capability to capture work. We expect to do this through the continued utilization of a mix of short-term, spot and long-term charters.

Integrity Management & Digital Solutions. Our IMDS segment provides asset integrity management, corrosion management, inspection and nondestructive testing services, principally to customers in the oil and gas, power generation and petrochemical industries. We perform these services on both onshore and offshore facilities, both topside and subsea. We also provide software, digital and connectivity solutions for the energy industry. Our IMDS operating results increased for the three- and six-month periods ended June 30, 2025, on relatively flat revenue as compared to the corresponding periods of the prior year.

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

Revenue, gross margin and operating income (loss) information for our ADTech segment are as follows:

	Three Months Ended		Six Months Ended
(dollars in thousands)	Jun 30, 2025	Jun 30, 2024	Jun 30, 2025	Jun 30, 2024
Revenue	$109,593	$96,959	$206,744	$194,922
Operating Income (Loss)	16,299	7,244	26,964	20,052
Operating Income (Loss) %	15%	7%	13%	10%

Our ADTech segment operating results for the three- and six-month periods ended June 30, 2025, increased on higher revenue as compared to the corresponding periods of the prior year as work commenced on several recent contract awards resulting in increased activity and margins in our defense subsea technologies business.

Unallocated Expenses

Our unallocated expenses (i.e., those not associated with a specific business segment) within operating expense consist of expenses related to our incentive and deferred compensation plans, including restricted stock units, performance units and bonuses, as well as other general expenses plus general and administrative expenses related to corporate functions.

The following table sets forth our unallocated expenses for the periods indicated:

	Three Months Ended		Six Months Ended
(dollars in thousands)	Jun 30, 2025	Jun 30, 2024	Jun 30, 2025	Jun 30, 2024
Operating expenses	(46,697)	(39,720)	(91,317)	(77,721)
Operating expenses % of revenue	7%	6%	7%	6%

Our unallocated operating expenses for the three- and six-month periods ended June 30, 2025, were higher as compared to the corresponding periods of the prior year primarily due to increased accruals in 2025 for incentive-based compensation along with higher information technology costs.

Other

The following table sets forth our significant financial statement items below the income (loss) from operations line:

	Three Months Ended		Six Months Ended
(in thousands)	Jun 30, 2025	Jun 30, 2024	Jun 30, 2025	Jun 30, 2024
Interest income	$3,017	$2,402	$6,661	$5,442
Interest expense, net of amounts capitalized	(9,472)	(9,516)	(18,547)	(18,720)
Equity in income (losses) of unconsolidated affiliates	311	295	673	464
Other income (expense), net	5,371	1,759	6,346	3,239
Provision (benefit) for income taxes	23,974	20,307	42,975	37,350

Interest income for the three- and six-month periods ended June 30, 2025 as compared to the three- and six-month periods ended June 30, 2024, increased primarily due to higher average interest-earning cash balances in the U.S. in 2025.

In addition to interest on borrowings, interest expense includes amortization of loan costs and debt discount, benefit from the interest rate swap settlements, and fees for lender commitments under our senior secured revolving credit agreement and standby letters of credit and bank guarantees that banks issue on our behalf for performance bonds, bid bonds and self-insurance requirements. Interest expense for the three- and six-month periods ended June 30, 2025 as compared to the corresponding periods of the prior year was relatively flat.

Foreign currency transaction gains and losses are a component of other income (expense), net. In the three- and six-month periods ended June 30, 2025, we incurred foreign currency transaction gains (losses) of $5.4 million and $6.5 million, respectively, and in the three- and six-month periods ended June 30, 2024, we incurred foreign currency transaction gains (losses) of $1.0 million and $3.2 million, respectively. These gains (losses) primarily resulted from foreign currency fluctuations in multiple countries. We could incur further foreign currency exchange gains (losses) in countries where we operate due to foreign currency exchange fluctuations.

Our tax provision is based on (1) our earnings for the period and other factors affecting the tax provision and (2) the operations of foreign branches and subsidiaries that are subject to local income and withholding taxes. Factors that affect our tax rate include our profitability levels in general and the geographical mix of our results. The effective tax rate for the three- and six-month periods ended June 30, 2025 and 2024 was different than the U.S. federal statutory rate of 21%, primarily due to the geographical mix of revenue and earnings, changes in valuation allowances and uncertain tax positions, and other discrete items. We continue to make an assertion to indefinitely reinvest the unrepatriated earnings of any foreign subsidiary that would incur material tax consequences upon the distribution of such earnings.

Our income tax payments for the full year of 2025 are estimated to be in the range of $110 million to $120 million, which includes taxes incurred in countries that impose tax on the basis of in-country revenue, without regard to the profitability of such operations. For information on the recent One Big Beautiful Bill Act and the potential impacts thereof on our tax provision, see Note 10—“Subsequent Event.”
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

As of June 30, 2025, we had net working capital of $696 million, including cash and cash equivalents of $434 million. Additionally, as of June 30, 2025, we had $215 million of unused commitments through our senior secured revolving credit agreement that we entered into in April 2022 (as amended by an Agreement and Amendment No. 1 to Credit Agreement, dated September 20, 2023, the “Revolving Credit Agreement”). Availability under the $215 million revolving credit facility (“Revolving Credit Facility”) may be limited by certain financial covenants and the requirement that any borrowing under the Revolving Credit Facility not require the granting of any liens to secure any senior notes issued by us. The indentures governing the 2028 Senior Notes (defined below) generally limit our ability to incur secured debt for borrowed money (such as borrowings under the Revolving Credit Facility) to 15% of our Consolidated Net Tangible Assets (as defined in such indentures).

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

Cash flows for the six months ended June 30, 2025 and 2024 are summarized as follows:

	Six Months Ended
(in thousands)	Jun 30, 2025	Jun 30, 2024
Changes in Cash:
Net Cash Used in Operating Activities	$(3,531)	$(17,094)
Net Cash Used in Investing Activities	(52,006)	(43,211)
Net Cash Used in Financing Activities	(25,600)	(7,002)
Effect of exchange rates on cash	17,669	(11,386)
Net Increase (Decrease) in Cash and Cash Equivalents	$(63,468)	$(78,693)

Operating activities

Our primary sources and uses of cash flows from operating activities for the six months ended June 30, 2025 and 2024 are as follows:

	Six Months Ended
(in thousands)	Jun 30, 2025	Jun 30, 2024
Cash Flows from Operating Activities:
Net income (loss)	$104,819	$50,132
Non-cash items, net	69,948	57,464
Accounts receivable and contract assets	(61,357)	(63,716)
Inventory	(18,710)	(21,507)
Current liabilities	(83,153)	3,901
Other changes	(15,078)	(43,368)
Net Cash Provided by (Used in) Operating Activities	$(3,531)	$(17,094)

The decrease in cash related to accounts receivable and contract assets in the six months ended June 30, 2025 reflects the timing of project milestones and customer payments. The decrease in cash related to inventory in the six months ended June 30, 2025, was primarily due to related increases in our Manufactured Products inventory, exclusive of the $13 million write-down in the six months ended June 30, 2025 associated with our theme park ride business. The decrease in cash related to current liabilities in the six months ended June 30, 2025 reflects the timing of vendor payments and payout of incentive compensation accruals.

In 2025, we expect our capitalized cloud-based service contract implementation costs to total between $15 million and $20 million.

Investing activities

Our capital expenditures of $56 million during the first six months of 2025 increased as compared to $48 million in the first six months of 2024, primarily due to higher capital expenditures in our Subsea Robotics for ROV upgrades and replacements, as well as in our OPG segment. These increases were partially offset by lower expenditures in our Manufactured Products segment. In 2025, we expect our organic capital expenditures to total between $115 million to $120 million, exclusive of business acquisitions, which we expect to fund using our available cash.

Financing activities

In the six months ended June 30, 2025 and 2024, we used $26 million and $7.0 million, respectively, of cash in financing activities primarily due to the repurchase of approximately 1.0 million shares of our common stock for approximately $20 million in the six months ended June 30, 2025, and payment of tax withholding related to vesting of stock awards in 2025 and 2024.

In February 2018, we completed the public offering of $300 million aggregate principal amount of 6.000% Senior Notes due 2028 (the “Existing 2028 Senior Notes”) and on October 2, 2023, we completed a private placement of $200 million aggregate principal amount of additional 2028 Senior Notes (the “New 2028 Senior Notes” and, together with the Existing 2028 Senior Notes, the “2028 Senior Notes”). As of June 30, 2025, we had long-term debt in the principal amount of $500 million outstanding consisting of our 2028 Senior Notes. We pay interest on the 2028 Senior Notes on February 1 and August 1 of each year, and the 2028 Senior Notes are scheduled to mature on February 1, 2028. In the six months ended June 30, 2025 and 2024, we did not repurchase or redeem any of the 2028 Senior Notes. For more on the 2028 Senior Notes, see Note 6—”Debt” in the Notes to Consolidated Financial Statements included in this quarterly report.

As of June 30, 2025, we had $215 million of unused commitments under our Revolving Credit Facility. As of June 30, 2025, we were in compliance with all of the financial covenants set for in the Revolving Credit Agreement. For more on our Revolving Credit Facility (including the financial covenants thereunder), see Note 6—”Debt” in the Notes to Consolidated Financial Statements included in this quarterly report.

Share Repurchase Program. In December 2014, our Board of Directors approved a share repurchase program under which we may repurchase up to 10 million shares of our common stock on a discretionary basis. Under this program, which has no expiration date, we repurchased 2.0 million shares of our common stock for approximately $100 million in 2015. We did not repurchase any shares from January 2016 through August 2024. In the year ended December 31, 2024, we repurchased approximately 0.8 million shares for approximately $20 million. During the six-month periods ended June 30, 2025, we repurchased approximately 1.0 million shares for approximately $20 million. From the inception of this program through June 30, 2025, we have repurchased approximately 3.8 million shares of our common stock for a total cost of approximately $141 million. As of June 30, 2025, we retained 11 million of the shares we had repurchased through this and a prior repurchase program. We account for the shares we hold in treasury under the cost method, at average cost. The timing and amount of any future repurchases will be determined by our management. We expect that any additional shares repurchased under the plan will be held as treasury stock for possible future use. The plan does not obligate us to repurchase any particular number of shares.

Off-Balance Sheet Arrangements

We have not guaranteed any debt not reflected on our Consolidated Balance Sheets as of June 30, 2025, and we do not have any off-balance sheet arrangements, as defined by Securities and Exchange Commission's rules.

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

For information about our critical accounting policies and estimates, see Part II. Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our

annual report on Form 10-K for the year ended December 31, 2024. As of June 30, 2025, there have been no material changes to the judgments, assumptions and estimates upon which our critical accounting policies and estimates are based.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain market risks arising from transactions we enter into in the normal course of business. These risks relate to interest rate changes and fluctuations in foreign exchange rates. As of June 30, 2025, we do not believe these risks are material. However, with the expansion of our international operations, we could be exposed to additional market risks from fluctuations in foreign currency exchange rates in the future. We have not entered into any market-risk-sensitive instruments for speculative or trading purposes. When we have a significant amount of borrowings, we may manage our exposure to interest rate changes through the use of a combination of fixed- and floating-rate debt. See Note 6—“Debt” in the Notes to Consolidated Financial Statements included in this quarterly report for a description of our revolving credit agreement and interest rates on our borrowings. We believe significant interest rate changes would not have a material near-term impact on our future earnings or cash flows.

Because we operate in various regions in the world, we conduct a portion of our business in currencies other than the U.S. dollar. The functional currency for most of our international operations is the applicable local currency. A stronger or weaker U.S. dollar against the United Kingdom pound sterling, the Norwegian kroner and the Brazilian real could impact our operating income. We manage our exposure to changes in foreign exchange rates by primarily denominating our contracts and providing for collections from our customers in U.S. dollars or freely convertible currency and endeavoring to match our contract costs with the denominated contractual currency. We use the exchange rates in effect as of the balance sheet date to translate assets and liabilities when the functional currency is the local currency, resulting in translation adjustments that we reflect as accumulated other comprehensive income or loss in the equity section of our Consolidated Balance Sheets. We recorded net adjustments to our equity accounts of $21 million and $41 million, respectively, in the three- and six-month periods ended June 30, 2025 and $(11) million and $(26) million, respectively, in the three- and six-month periods ended June 30, 2024. Negative adjustments reflect the net impact of the strengthening of the U.S. dollar against various foreign currencies for locations where the functional currency is not the U.S. dollar. Conversely, positive adjustments reflect the effect of a weakening U.S. dollar.

Foreign currency gains (losses) were $5.4 million and $6.5 million, respectively, in the three- and six-month periods ended June 30, 2025 and $1.0 million and $3.2 million, respectively, in the three- and six-month periods ended 2024 We recorded foreign currency transaction gains (losses) as a component of other income (expense), net in our consolidated statements of operations in those respective periods.

Item 4.        Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2025 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

During the six months ended June 30, 2025, we implemented a new software application for our Aerospace and Defense Technologies (“ADTech”) segment to augment our government contracting requirements and provide enhanced functionality related to invoicing, revenue recognition and supply planning. We continue to operate our existing enterprise resource planning (“ERP”) system for other accounting functions and the general ledger, as well as for our four other business segments. As a result of this implementation, we modified certain existing controls and implemented new controls and procedures related to the new software application to maintain appropriate internal control over financial reporting during and after the change. There have been no other changes in our internal control over financial reporting that occurred during the three months ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, any of our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.Legal Proceedings

For information regarding legal proceedings, see the discussion under the caption “Litigation” in Note 7—“Commitments and Contingencies” in the Notes to Consolidated Financial Statements included in this report, which discussion we incorporate by reference into this Item.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Equity Securities

Share repurchase activity during the three-month period ending June 30, 2025, was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs

April 1 - 30, 2025	—	$—	—	6,695,419
May 1 - 31, 2025	—	$—	—	6,695,419
June 1 - 30, 2025	471,759	$21.42	471,759	6,223,660
	471,759		471,759

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

Item 5.Other Information

On May 1, 2025, Jennifer F. Simons, Senior Vice President, Chief Legal Officer, and Secretary, adopted a Rule 10b5-1 trading arrangement (as defined in Item 408 of Regulation S-K) providing for the sale of up to 65,690 shares of the Company’s common stock. This trading arrangement is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). The arrangement’s duration runs from August 1, 2025, through April 30, 2026, or earlier if all authorized shares are sold before that date. During the three months ended June 30, 2025, no other director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

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

July 24, 2025	/S/ RODERICK A. LARSON
Date	Roderick A. Larson
President and Chief Executive Officer
(Principal Executive Officer)

July 24, 2025	/S/ ALAN R. CURTIS
Date	Alan R. Curtis
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

July 24, 2025	/S/ CATHERINE E. DUNN
Date	Catherine E. Dunn
Vice President and Chief Accounting Officer
(Principal Accounting Officer)