Form 10-Q
period 2025-09-30
OCEANEERING INTERNATIONAL INC
filed 2025-10-23
CIK 73756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
☐ Yes   ☑ No
Number of shares of Common Stock outstanding as of October 17, 2025: 99,775,211

Oceaneering International, Inc.
Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	Sep 30, 2025	Dec 31, 2024
(in thousands, except share data)
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$505,992	$497,516
Accounts receivable, net	405,880	303,583
Contract assets, net	269,412	275,280
Inventory, net	218,146	222,849
Other current assets	102,413	88,668
Total Current Assets	1,501,843	1,387,896
Property and equipment, at cost	2,196,188	2,156,388
Less accumulated depreciation	1,753,914	1,736,290
Net property and equipment	442,274	420,098
Other Assets:
Goodwill	51,039	49,350
Other noncurrent assets	165,625	144,282
Right-of-use operating lease assets	378,537	334,721
Total other assets	595,201	528,353
Total Assets	$2,539,318	$2,336,347
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$170,874	$181,505
Accrued liabilities	475,061	474,736
Contract liabilities	117,924	140,697
Total current liabilities	763,859	796,938
Long-term debt	486,022	482,009
Long-term operating lease liabilities	286,476	238,325
Other long-term liabilities	89,230	98,753
Commitments and contingencies
Equity:
Common stock, par value $0.25 per share; 360,000,000 shares authorized; 110,834,088 shares issued	27,709	27,709
Additional paid-in capital	77,251	98,621
Treasury stock; 11,064,245 and 10,173,091 shares, at cost	(558,394)	(555,350)
Retained earnings	1,748,833	1,572,725
Accumulated other comprehensive loss	(387,731)	(429,446)
Oceaneering shareholders' equity	907,668	714,259
Noncontrolling interest	6,063	6,063
Total equity	913,731	720,322
Total Liabilities and Equity	$2,539,318	$2,336,347

The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2025	2024	2025	2024
Revenue	$742,898	$679,811	$2,115,582	$1,947,711
Cost of services and products	590,166	548,849	1,679,412	1,604,154
Gross margin	152,732	130,962	436,170	343,557
Selling, general and administrative expense	66,224	59,629	197,001	175,167
Income (loss) from operations	86,508	71,333	239,169	168,390
Interest income	3,704	3,275	10,365	8,717
Interest expense, net of amounts capitalized	(9,381)	(9,456)	(27,928)	(28,176)
Equity in income (losses) of unconsolidated affiliates	97	323	770	787
Other income (expense), net	(1,021)	3,133	5,325	6,372
Income (loss) before income taxes	79,907	68,608	227,701	156,090
Provision (benefit) for income taxes	8,618	27,371	51,593	64,721
Net Income (Loss)	$71,289	$41,237	$176,108	$91,369

Weighted-average shares outstanding
Basic	100,022	101,415	100,439	101,294
Diluted	101,057	102,613	101,446	102,445
Earnings (loss) per share
Basic	$0.71	$0.41	$1.75	$0.90
Diluted	$0.71	$0.40	$1.74	$0.89

The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Net income (loss)	$71,289	$41,237	$176,108	$91,369
Other comprehensive income (loss):
Foreign currency translation adjustments	513	12,670	41,715	(13,818)
Total other comprehensive income (loss)	513	12,670	41,715	(13,818)
Comprehensive income (loss)	$71,802	$53,907	$217,823	$77,551

The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
(in thousands)	2025	2024
Cash Flows from Operating Activities:
Net income	$176,108	$91,369
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	75,971	78,301
Deferred income tax provision (benefit)	(4,037)	(1,883)
Inventory write-downs	15,430	—
Net loss (gain) on sales of property and equipment	(2,508)	2,958
Noncash compensation	11,279	9,408
Noncash impact of lease accounting	(268)	1,383
Excluding the effects of acquisitions, increase (decrease) in cash from:
Accounts receivable and contract assets	(96,429)	(51,653)
Inventory	(10,727)	(31,819)
Other operating assets	(22,128)	(32,857)
Capitalized cloud-based service contract costs	(11,424)	—
Currency translation effect on working capital, excluding cash	5,820	(6,956)
Current liabilities	(29,080)	18,597
Other operating liabilities	(10,275)	(2,011)
Total adjustments to net income (loss)	(78,376)	(16,532)
Net Cash Provided by Operating Activities	97,732	74,837
Cash Flows from Investing Activities:
Purchases of property and equipment	(80,575)	(73,262)
Purchase of Angolan bonds	—	(7,000)
Proceeds from sale of equity investment	—	11,300
Distributions of capital from unconsolidated affiliates	2,004	3,182
Proceeds from sale of property and equipment	8,054	217
Other investing activities	1,999	2,315
Net Cash Provided by (Used in) Investing Activities	(68,518)	(63,248)
Cash Flows from Financing Activities:
Employer tax withholding on settlement of shares	(5,475)	(7,012)
Purchases of treasury stock	(30,218)	(9,990)
Other financing activities	—	(111)
Net Cash Provided by (Used in) Financing Activities	(35,693)	(17,113)
Effect of exchange rates on cash	14,955	(4,184)
Net Increase (Decrease) in Cash and Cash Equivalents	8,476	(9,708)
Cash and Cash Equivalents—Beginning of Period	497,516	461,566
Cash and Cash Equivalents—End of Period	$505,992	$451,858

The accompanying Notes are an integral part of these Consolidated Financial Statements.

OCEANEERING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Oceaneering Shareholders' Equity	Non-controlling Interest	Total Equity
(in thousands)
Balance, December 31, 2024	$27,709	$98,621	$(555,350)	$1,572,725	$(429,446)	$714,259	$6,063	$720,322
Net income (loss)	—	—	—	50,377	—	50,377	—	50,377
Other comprehensive income (loss)	—	—	—	—	20,336	20,336	—	20,336
Restricted stock unit activity	—	(24,307)	22,408	—	—	(1,899)	—	(1,899)
Treasury stock purchases, 479,154 shares	—	—	(10,008)		—	(10,008)	—	(10,008)
Balance, March 31, 2025	27,709	74,314	(542,950)	1,623,102	(409,110)	773,065	6,063	779,128
Net income (loss)	—	—	—	54,442	—	54,442	—	54,442
Other comprehensive income (loss)	—	—	—	—	20,866	20,866	—	20,866
Restricted stock unit activity	—	3,641	153	—	—	3,794	—	3,794
Restricted stock activity	—	(4,350)	4,350	—	—	—	—	—
Treasury stock purchases, 471,759 shares	—	—	(10,106)	—	—	(10,106)	—	(10,106)
Balance, June 30, 2025	27,709	73,605	(548,553)	1,677,544	(388,244)	842,061	6,063	848,124
Net income (loss)	—	—	—	71,289	—	71,289	—	71,289
Other comprehensive income (loss)	—	—	—	—	513	513	—	513
Restricted stock unit activity	—	3,646	263	—	—	3,909	—	3,909
Treasury stock purchases, 440,814 shares	—	—	(10,104)		—	(10,104)	—	(10,104)
Balance, September 30, 2025	$27,709	$77,251	$(558,394)	$1,748,833	$(387,731)	$907,668	$6,063	$913,731

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Oceaneering Shareholders' Equity	Non-controlling Interest	Total Equity
(in thousands)
Balance, December 31, 2023	$27,709	$131,774	$(574,380)	$1,425,257	$(382,340)	$628,020	$6,063	$634,083
Net income (loss)	—	—	—	15,135	—	15,135	—	15,135
Other comprehensive income (loss)	—	—	—	—	(15,963)	(15,963)	—	(15,963)
Restricted stock unit activity	—	(37,504)	33,392	—	—	(4,112)	—	(4,112)
Balance, March 31, 2024	27,709	94,270	(540,988)	1,440,392	(398,303)	623,080	6,063	629,143
Net income (loss)	—	—	—	34,997	—	34,997	—	34,997
Other comprehensive income (loss)	—	—	—	—	(10,525)	(10,525)	—	(10,525)
Restricted stock unit activity	—	2,319	1,161	—	—	3,480	—	3,480
Restricted stock activity	—	(4,248)	4,248	—	—	—	—	—
Balance, June 30, 2024	27,709	92,341	(535,579)	1,475,389	(408,828)	651,032	6,063	657,095
Net income (loss)	—	—	—	41,237	—	41,237	—	41,237
Other comprehensive income (loss)	—	—	—	—	12,670	12,670	—	12,670
Restricted stock unit activity	—	2,984	45	—	—	3,029	—	3,029
Treasury stock purchases, 422,229 shares	—	—	(9,990)	—	—	(9,990)	—	(9,990)
Balance, September 30, 2024	$27,709	$95,325	$(545,524)	$1,516,626	$(396,158)	$697,978	$6,063	$704,041

The accompanying Notes are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation. Oceaneering International, Inc. (“Oceaneering,” “we,” “our” or “us”) has prepared these unaudited consolidated financial statements pursuant to instructions for quarterly reports on Form 10-Q, which we are required to file with the United States Securities and Exchange Commission (the “SEC”). These financial statements do not include all information and footnotes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). These financial statements reflect all adjustments that we believe are necessary to present fairly our financial position as of September 30, 2025 and our results of operations and cash flows for the periods presented. Except as otherwise disclosed herein, all such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in our annual report on Form 10-K for the year ended December 31, 2024. The results for interim periods are not necessarily indicative of annual results.

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

We consider macroeconomic conditions when assessing our credit risk exposure, including any impacts from the conflicts in Russia and Ukraine and in the Middle East, volatility in the financial services industry and the oil and natural gas markets, U.S. economic and monetary policy, and the effects thereof on our customers and various counterparties. We have determined the impacts to our credit loss expense are de minimis for the three- and nine-month periods ended September 30, 2025 and 2024.

As of September 30, 2025, our allowance for credit losses was $2.4 million for accounts receivable and $0.7 million for other receivables. As of December 31, 2024, our allowance for credit losses was $1.5 million for accounts receivable and $1.4 million for other receivables. Our total allowance for credit losses as of September 30, 2025, as compared to the same period in the prior year, increased due to a corresponding increase in our higher-risk pool due to a customer’s bankruptcy proceedings.

Financial assets are written off when deemed uncollectible and there is no reasonable expectation of recovering the contractual cash flows. During the three- and nine-month periods ended September 30, 2025, we wrote off less than $0.1 million in financial assets. During the three-month period ended September 30, 2024, we did not write off any financial assets and during the nine-month period ended September 30, 2024, we wrote off $0.1 million in financial assets.

Accounts receivable are considered to be past due after the end of the contractual terms agreed to with the customer. There were no material past-due amounts that we consider uncollectible for our financial assets as of September 30, 2025. We generally do not require collateral from our customers.

Inventory. Inventory is valued at the lower of cost or net realizable value. We determine cost using the weighted-average method. We periodically review the value of items in inventory and record write-downs or write-offs of inventory based on our assessment of market conditions. Write-downs and write-offs are charged to cost of services and products. We recorded increases to our inventory reserve of $0.5 million in the three-month period ended September 30, 2025, related primarily to write-downs of inventory deemed to be obsolete in our Manufactured Products segment. In the nine-month period ended September 30, 2025, we recorded increases of $15 million to our inventory reserve related primarily to $13 million in write-downs associated with our theme park ride business in our Manufactured Products segment and $2.6 million related to write-downs of inventory deemed to be obsolete in our OPG and Manufactured Products segments. We did not record any write-downs or write-offs of inventory in the three- and nine-month periods ended September 30, 2024. Our inventory reserve was $48 million and $36 million as of September 30, 2025 and December 31, 2024, respectively.

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

We capitalize interest on assets where the construction period is anticipated to be more than three months. We do not allocate general administrative costs to capital projects. We had construction in progress of $56 million and $60 million as of September 30, 2025 and December 31, 2024, respectively, primarily related to projects in our Subsea Robotics segment.

Long-lived intangible assets, primarily acquired in connection with business combinations, include trade names, intellectual property and customer relationships and are being amortized over their respective estimated useful lives.

Our management periodically, and upon the occurrence of a triggering event, reviews the realizability of our property and equipment, long-lived intangible assets and right-of-use operating lease assets to determine whether any events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable. For long-lived assets to be held and used, we base our evaluation on impairment indicators such as the nature of the assets, the future economic benefits of the assets, any historical or future profitability measurements and other external market conditions or factors that may be present. If such impairment indicators are present or other factors exist that indicate that the carrying amount of an asset may not be recoverable, we determine whether an impairment has occurred using an undiscounted cash flows analysis of the asset at the lowest level for which identifiable cash flows exist. If an impairment has occurred, we recognize a loss for the difference between the carrying amount and the fair value of the asset. We did not identify indicators of impairment for property and equipment, long-lived intangible assets or right-of-use operating lease assets for the three- and nine-month periods ended September 30, 2025 and 2024.

For assets held for sale or disposal, the fair value of the asset is measured using fair market value less estimated costs to sell. Assets are classified as held for sale when we have a plan for disposal of certain assets and those assets meet the held for sale criteria.

For additional information regarding right-of-use operating lease assets, see “Leases” below.

Cloud-based Service Contract Costs. We capitalized certain implementation costs related to a service-only cloud computing arrangement. Capitalized costs are included on our consolidated balance sheets in other noncurrent assets and will be amortized to selling, general and administrative expense on a straight-line basis over the contract term. In the three- and nine-month periods ended September 30, 2025, we capitalized $7.2 million and $11 million, respectively, of deferred software implementation costs related to cloud computing arrangements, including $0.1 million and $0.2 million, respectively, of interest. We did not capitalize any cloud-based service contract costs in the three- and nine-month periods ended September 30, 2024.

Goodwill. Our goodwill is evaluated for impairment annually and whenever we identify certain triggering events or circumstances that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

In our annual evaluation of goodwill, we perform a qualitative or quantitative impairment test. Under the qualitative approach, if we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we are required to perform the quantitative analysis to determine the fair value for the reporting unit. We then compare the fair value of the reporting unit with its carrying amount and recognize an impairment loss for the amount by which the carrying amount exceeds the fair value of the reporting unit. The loss recognized should not exceed the total amount of goodwill allocated to the reporting unit. We also consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. We did not identify indicators of impairment for goodwill for the three- and nine-month periods ended September 30, 2025 and 2024.

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

While our contracts predominantly only contain one performance obligation and a limited number have variable consideration, we apply judgment, when applicable, in the determination and allocation of transaction price to performance obligations, and the subsequent recognition of revenue, based on the facts and circumstances of each contract. We routinely review estimates related to our contracts and, when required, reflect revisions to profitability in earnings immediately. If an element of variable consideration has the potential for a significant future reversal of revenue, we will constrain that variable consideration to a level intended to remove the potential future reversal. If a current estimate of total contract cost indicates an ultimate loss on a contract, we recognize the projected loss in full when we determine it. During the nine-month period ended September 30, 2025, we recognized projected losses of

$3.8 million for eight business contracts in our Manufactured Products segment (representing a decrease for the three-month period ended September 30, 2025 of $0.8 million,) primarily due to successful negotiation with one of our customers. During the three- and nine-month periods ended September 30, 2024, we recognized projected losses of $0.9 million and $1.4 million, respectively, for entertainment business contracts in our Manufactured Products segment. There could be significant adjustments to overall contract costs in the future due to changes in facts and circumstances.

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

Foreign Currency Translation. The functional currency for most of our foreign subsidiaries is the applicable local currency. Results of operations for foreign subsidiaries with functional currencies other than the U.S. dollar are translated into U.S. dollars using average exchange rates during the period. Assets and liabilities of these foreign subsidiaries are translated into U.S. dollars using the exchange rates in effect as of the balance sheet date, and the resulting translation adjustments are recognized, net of tax, in accumulated other comprehensive income (loss) as a component of shareholders' equity. All foreign currency transaction gains and losses are recognized currently in the consolidated statements of operations. We recorded $(1.0) million and $5.5 million, respectively, of foreign currency transaction gains (losses) in the three- and nine-month periods ended September 30, 2025, and we recorded $0.4 million and $3.7 million, respectively, of foreign currency transaction gains (losses) in the three- and nine-month periods ended September 30, 2024, resulting from foreign currency fluctuations in multiple countries. These amounts are included as a component of other income (expense), net in our consolidated statements of operations.

Consolidated Variable Interest Entity. We hold a 45%nterest in one variable interest entity (“VIE”) located in Angola. The remaining 55% noncontrolling interest is held by a service and logistics provider located in Angola. We are the primary beneficiary and wholly consolidate the VIE as we have the power to direct the activities that most significantly affect the VIE’s economic performance and have the obligation to absorb the VIE’s losses and the right to receive benefits at 100%.

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

3.    REVENUE

Revenue by Category

The following tables present revenue disaggregated by business segment, geographical region, and timing of transfer of goods or services:

	Three Months Ended		Nine Months Ended
(in thousands)	Sep 30, 2025	Sep 30, 2024	Sep 30, 2025	Sep 30, 2024
Business Segment:
Energy
Subsea Robotics	$218,767	$215,715	$643,529	$617,632
Manufactured Products	156,395	143,734	436,566	412,501
Offshore Projects Group	171,046	147,539	485,268	406,651
Integrity Management & Digital Solutions	70,781	73,622	217,566	216,804
Total Energy	616,989	580,610	1,782,929	1,653,588
Aerospace and Defense Technologies	125,909	99,201	332,653	294,123
Total	$742,898	$679,811	$2,115,582	$1,947,711

Geographic Operating Areas:
Foreign:
Africa	$104,673	$101,859	$326,556	$303,153
United Kingdom	88,747	93,378	224,897	207,567
Norway	68,143	56,418	188,887	174,208
Brazil	59,314	53,285	184,209	164,957
Asia and Australia	60,407	54,680	174,392	157,569
Other	23,792	24,192	69,681	97,569
Total Foreign	405,076	383,812	1,168,622	1,105,023
United States	337,822	295,999	946,960	842,688
Total	$742,898	$679,811	$2,115,582	$1,947,711

Timing of Transfer of Goods or Services:
Revenue recognized over time	$693,247	$636,390	$1,966,069	$1,808,072
Revenue recognized at a point in time	49,651	43,421	149,513	139,639
Total	$742,898	$679,811	$2,115,582	$1,947,711

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

The following table provides information about contract assets and contract liabilities from contracts with customers.

	Nine Months Ended
(in thousands)	Sep 30, 2025	Sep 30, 2024
Total contract assets, beginning of period	$275,280	$234,505
Revenue accrued	1,993,137	1,827,715
Amounts billed	(1,999,005)	(1,823,127)
Total contract assets, end of period	$269,412	$239,093

Total contract liabilities, beginning of period	$140,697	$164,631
Deferrals of milestone payments	103,119	134,415
Recognition of revenue for goods and services	(125,892)	(130,230)
Total contract liabilities, end of period	$117,924	$168,816

Performance Obligations

As of September 30, 2025, the aggregate amount of the transaction price allocated to remaining performance obligations that were unsatisfied (or partially unsatisfied) was $405 million. In arriving at this value, we have used two expedients available to us and are not disclosing amounts in relation to performance obligations: (1) that are part of contracts with an original expected duration of one year or less; or (2) on contracts where we recognize revenue in line with the billing. Of this amount, we expect to recognize revenue of $297 million over the next 12 months, $67 million within the next 24 months, and we expect to recognize substantially all of the remaining balance of $41 million within the next 36 months.

In our Manufactured Products and ADTech segments, we have long-term contracts that extend beyond one year, and these make up the majority of the performance obligations balance reported as of September 30, 2025. We also have shorter-term product contracts with an expected original duration of one year or less that have been excluded.

Where appropriate, we have made estimates within the transaction price of elements of variable consideration within the contracts and constrained those amounts to a level where we consider it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. The amount of revenue recognized in the three- and nine-month periods ended September 30, 2025 and 2024 that was associated with performance obligations completed or partially completed in prior periods was not significant.

As of September 30, 2025, there were no significant outstanding liability balances for refunds or returns due to the nature of our contracts and the services and products we provide. Our warranties are limited to assurance warranties that are of a standard length and are not considered to be material rights. The majority of our contracts consist of a single performance obligation. While our contracts predominantly only contain one performance obligation and a limited number have variable consideration, when there are multiple obligations, we look for observable evidence of stand-alone selling prices on which to base the allocation. This involves judgment as to the appropriateness of the observable evidence relating to the facts and circumstances of the contract. If we do not have observable evidence, we estimate stand-alone selling prices by taking a cost-plus-margin approach, using typical margins from the type of product or service, customer and regional geography involved.

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

Costs to fulfill a contract primarily consist of certain mobilization costs incurred to provide services or products to our customers. These costs are deferred and amortized over the period of contract performance. The closing balance of costs to fulfill a contract was $2.1 million and $3.2 million as of September 30, 2025 and December 31, 2024, respectively. For the three- and nine-month periods ended September 30, 2025, we recorded amortization expense of $0.7 million and $2.2 million. For the three- and nine-month periods ended September 30, 2024, we recorded amortization expense of $1.8 million and $3.9 million, respectively. No impairment costs were recognized.

4.    INCOME TAXES

Our tax provision is based on (1) our earnings for the period and other factors affecting the tax provision and (2) the operations of foreign branches and subsidiaries that are subject to local income and withholding taxes. Factors that affect our tax rate include our profitability levels in general and the geographical mix of our results. The effective tax rate for the three- and nine-month periods ended September 30, 2025 and 2024 was different than the U.S. federal statutory rate of 21%, primarily due to the geographical mix of revenue and earnings, changes in valuation allowances and uncertain tax positions, and other discrete items. We continue to make an assertion to indefinitely reinvest the unrepatriated earnings of any foreign subsidiary that would incur material tax consequences upon the distribution of such earnings.

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

We have accrued a net total of $11 million and $24 million in other long-term liabilities on our consolidated balance sheets for worldwide unrecognized tax liabilities as of September 30, 2025 and December 31, 2024, respectively. We account for any applicable interest and penalties related to uncertain tax positions as a component of our provision for income taxes in our consolidated financial statements. Changes in our management's judgment related to those liabilities would affect our effective income tax rate in the periods of change.

Our tax returns are subject to audit by taxing authorities in multiple jurisdictions. These audits often take years to complete and settle. We have ongoing tax audits and judicial tax appeals in various jurisdictions. The outcome of these audits and judicial tax appeals may have an impact on uncertain tax positions for income tax returns subsequently filed in those jurisdictions.

On July 4, 2025, President Trump signed into law the legislation commonly referred to as the One Big Beautiful Bill Act (“OBBBA”). The OBBBA includes various provisions that impact the timing and magnitude of certain tax deductions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The OBBBA has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We have incorporated the provisions that were effective during the third quarter of 2025 and assessed that the impacts did not have a material impact on our consolidated financial statements. We continue to assess any future impacts on our consolidated financial statements and will recognize the income tax effects beginning in the period in which they are effective.

5.    SELECTED BALANCE SHEET INFORMATION
The following is information regarding selected balance sheet accounts:

(in thousands)	Sep 30, 2025	Dec 31, 2024
Inventory, net:
Manufactured Products	$110,870	$113,104
Subsea Robotics	89,305	92,149
Other inventory	17,971	17,596
Total	$218,146	$222,849

Other current assets:
Prepaid expenses	95,413	$81,668
Angolan bonds	7,000	7,000
Total	$102,413	$88,668

Accrued liabilities:
Payroll and related costs	$183,948	$153,273
Current operating lease liability	127,427	131,415
Accrued job costs	53,003	62,390
Income taxes payable	41,348	49,097
Accrued interest	5,000	12,667
Other	64,335	65,894
Total	$475,061	$474,736

6.    DEBT
Long-term debt consisted of the following:

(in thousands)	Sep 30, 2025	Dec 31, 2024
6.000% Senior Notes due 2028	$500,000	$500,000
Unamortized discount and debt issuance costs	(13,978)	(17,991)
Long-term debt	$486,022	$482,009

2028 Senior Notes. In February 2018, we completed the public offering of $300 million aggregate principal amount of 6.000% Senior Notes due 2028 (the “Existing 2028 Senior Notes”) and on October 2, 2023, we completed a private placement of $200 million aggregate principal amount of additional 2028 Senior Notes (the “New 2028 Senior Notes” and, together with the Existing 2028 Senior Notes, the “2028 Senior Notes”). The New 2028 Senior Notes constituted an additional issuance of the Existing 2028 Senior Notes and form a single series with such notes. We pay interest on the 2028 Senior Notes on February 1 and August 1 of each year. The 2028 Senior Notes are scheduled to mature on February 1, 2028. The indentures governing our 2028 Senior Notes generally limit our ability to incur secured debt for borrowed money (such as borrowings under our revolving credit facility) to 15% of our Consolidated Net Tangible Assets (as defined in such indentures), and contain various other covenants and events of default. We may redeem some or all of the 2028 Senior Notes at specified redemption prices. In the three- and nine-month periods ended September 30, 2025 and 2024, we did not repurchase or redeem any of the 2028 Senior Notes.

Revolving Credit Agreement. On April 8, 2022, we entered into a new senior secured revolving credit agreement with a group of banks (as amended by an Agreement and Amendment No. 1 to Credit Agreement, dated September 20, 2023, the “Revolving Credit Agreement”). The commitments under the Revolving Credit Agreement are scheduled to mature on April 8, 2027. The Revolving Credit Agreement includes a $215 million revolving credit facility (the “Revolving Credit Facility”) with a $100 million sublimit for the issuance of letters of credit. Our obligations under the Revolving Credit Agreement are guaranteed by certain of our wholly owned subsidiaries and are secured by first priority liens on certain of our assets and those of the guarantors, including, among other things, intellectual property, inventory, accounts receivable, equipment and equity interests in subsidiaries. As of September 30, 2025, we had no borrowings outstanding under the Revolving Credit Facility and no letters of credit outstanding under the Revolving Credit Agreement.

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

The Revolving Credit Agreement includes financial covenants that are tested on a quarterly basis, based on the rolling four-quarter period that ends on the last day of each fiscal quarter. The maximum permitted Consolidated Net Leverage Ratio was initially 4.00 to 1.00 and subsequently decreased to 3.25 to 1.00. As of September 30, 2025 and December 31, 2024, the maximum permitted Consolidated Net Leverage Ratio was 3.25 to 1.00 and will not change during the remaining term of the Revolving Credit Facility. The minimum Consolidated Interest Coverage Ratio (as defined in the Revolving Credit Agreement) is 3.00 to 1.00 throughout the term of the Revolving Credit Facility. Availability under the Revolving Credit Facility may be limited by these financial covenants and the requirement that any borrowing under the Revolving Credit Facility not require the granting of any liens to secure any senior notes issued by us. The indentures governing the 2028 Senior Notes generally limit our ability to incur secured debt for borrowed money (such as borrowings under the Revolving Credit Facility) to 15% of our Consolidated Net Tangible Assets (as defined in such indentures). As of September 30, 2025, the full $215 million was available to borrow under the Revolving Credit Facility. In addition, the Revolving Credit Agreement contains various covenants that we believe are customary for agreements of this nature, including, but not limited to, restrictions on our ability and the ability of each of our subsidiaries to incur debt, grant liens, make certain investments, make distributions, merge or consolidate, sell assets and enter into certain restrictive agreements. As of September 30, 2025, we were in compliance with all of the financial covenants set forth in the Revolving Credit Agreement.

Debt Issuance Costs, Discounts and Interest. We incurred $7.1 million of issuance costs related to the 2028 Senior Notes and $4.0 million of loan costs related to the Revolving Credit Agreement. These costs, net of accumulated amortization, are included as a reduction of long-term debt in our consolidated balance sheets, as they pertain to the 2028 Senior Notes, and in other noncurrent assets, as they pertain to the Revolving Credit Agreement. We are amortizing these costs to interest expense through the respective maturity dates for the 2028 Senior Notes and the Revolving Credit Agreement using the straight-line method, which approximates the effective interest rate method. In the three- and nine-month periods ended September 30, 2025, we amortized $0.6 million and $1.6 million, respectively, to interest expense. In the three- and nine-month periods ended September 30, 2024, we amortized $0.5 million and $1.6 million, respectively, to interest expense.

We recorded a discount of $20 million related to the 2028 Senior Notes issued in October 2023. This cost, net of accumulated amortization, is included as a reduction of long-term debt in our consolidated balance sheets and is being amortized to interest expense through the maturity date of the 2028 Senior Notes using the straight-line method, which approximates the effective interest rate method. In the three- and nine-month periods ended September 30, 2025, we amortized $1.1 million and $3.2 million, respectively, to interest expense. In the three- and nine-month periods ended September 30, 2024, we amortized $1.0 million and $2.9 million, respectively, to interest expense.

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

We estimated the aggregate fair market value of the 2028 Senior Notes to be $508 million as of September 30, 2025, based on quoted prices. Since the market for the 2028 Senior Notes is not an active market, the fair value of the 2028 Senior Notes is classified within Level 2 in the fair value hierarchy under U.S. GAAP (inputs other than quoted prices in active markets for similar assets and liabilities that are observable or can be corroborated by observable market data for substantially the full terms for the assets or liabilities).

To mitigate our currency exposure risk in Angola, we have used kwanza to purchase equivalent Angolan central bank (Banco Nacional de Angola) bonds. These bonds are denominated as U.S. dollar equivalents, so that, upon payment of semi-annual interest and principal upon maturity, payment will be made in kwanza, equivalent to the respective U.S. dollars at the then-current exchange rate. In the third quarter of 2024, we purchased $7.0 million of U.S. dollar equivalent Angolan bonds. These bonds mature in February 2031. Because we intend to sell the bonds if we are able to repatriate the proceeds, we have classified these bonds as available-for-sale securities, and they are recorded at fair market value in other current assets in our Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024. We did not sell any of our Angolan bonds in the three- and nine-month periods ended September 30, 2025 and 2024. We estimated the fair market value of the Angolan bonds to be $7.0 million as of September 30, 2025 and 2024, using quoted market prices. Since the market for the Angolan bonds was not an active market, the fair value of the Angolan bonds was classified within Level 2 in the fair value hierarchy under U.S. GAAP.

In the three-month period ended June 30, 2021, we were notified by a customer in our Manufactured Products segment that it was suspending a contract that was substantially complete. Specific to this contract, we billed $12 million of accounts receivable and received $6.1 million during the first nine months of 2025. During the first quarter of 2025, the customer restarted portions of this project, including the scope for our Manufactured Products segment.

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

For each of the restricted stock units granted in 2022 through September 30, 2025, at the earlier of three years after grant or at termination of employment or service, the grantee will be issued one share of our common stock for each unit vested. As of September 30, 2025 and December 31, 2024, respective totals of 1,927,335 and 2,005,602 shares of restricted stock and restricted stock units were outstanding.

We estimate that share-based compensation cost not yet recognized related to shares of restricted stock or restricted stock units, based on their grant-date fair values, was $16 million as of September 30, 2025. This expense is being recognized on a graded-vesting basis over three years for awards attributable to individuals meeting certain age and years-of-service requirements, and on a straight-line basis over the applicable vesting period of one or three years for the other awards.

Share Repurchase Plan. In December 2014, our Board of Directors approved a plan to repurchase up to 10 million shares of our common stock on a discretionary basis. Under the program, which has no expiration date, we had repurchased 2.0 million shares for approximately $100 million through December 31, 2015. In the year ended December 31, 2024, we repurchased 0.8 million shares for approximately $20 million. During the three- and nine-month periods ended September 30, 2025, we repurchased 0.4 million and 1.4 million shares for approximately $10 million and $30 million, respectively. As of September 30, 2025, there were approximately 5.8 million shares remaining available for repurchase under this plan and we retained 11 million of the shares we had repurchased through this and a prior repurchase program. We expect to hold the shares repurchased and any additional shares repurchased under the plan as treasury stock for possible future use. The timing and amount of any future repurchases will be determined by our management. We are not obligated to make any future repurchases. We account for the shares we hold in treasury under the cost method, at average cost.

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

•Manufactured Products—Our Manufactured Products segment provides the following:
◦distribution and connection systems including production control umbilicals and field development hardware and pipeline connection and repair systems, along with clamp connectors and subsea and topside control valves primarily to the energy industry; and

◦autonomous mobile robotic technology to a variety of industries.

•Offshore Projects Group—Our OPG segment provides the following:
◦subsea installation and intervention, including riserless light well intervention services, inspection, maintenance and repair (“IMR”) services, principally in the U.S. Gulf of Mexico and offshore Africa, utilizing owned and charter vessels;
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

	For the Three Months Ended September 30, 2025
(in thousands)	Subsea Robotics	Manufactured Products	OPG	IMDS	ADTech	Unallocated Expenses	Total

Revenue	$218,767	$156,395	$171,046	$70,781	$125,909	$—	$742,898
Cost of services and products	139,162	121,415	137,757	60,206	101,922	29,704	590,166
Selling, general and administrative [1]	14,463	10,329	9,597	7,819	7,430	16,586	66,224
Operating income (loss)	65,142	24,651	23,692	2,756	16,557	(46,290)	86,508
Interest income	—	—	—	—	—	3,704	3,704
Interest expense, net of amounts capitalized	—	—	—	—	—	(9,381)	(9,381)
Equity in income (losses) of unconsolidated affiliates	—	—	—	—	—	97	97
Other income (expense), net	—	—	—	—	—	(1,021)	(1,021)
Income (loss) before income taxes	$65,142	$24,651	$23,692	$2,756	$16,557	$(52,891)	$79,907

Depreciation and amortization	$13,283	$2,768	$4,290	$1,830	$1,082	$2,870	$26,123
Capital expenditures, including business acquisitions	$12,707	$2,080	$3,553	$871	$1,270	$3,734	$24,215

1	For all reportable segments, Selling, general and administrative expense primarily includes payroll and related costs including subcontractors and temporary labor, lease and rental expense, maintenance and supplies expense, insurance expense and certain overhead expenses.

	For the Nine Months Ended September 30, 2025
(in thousands)	Subsea Robotics	Manufactured Products	OPG	IMDS	ADTech	Unallocated Expenses	Total

Revenue	$643,529	$436,566	$485,268	$217,566	$332,653	$—	$2,115,582
Cost of services and products	411,563	355,556	375,127	183,976	267,055	86,135	1,679,412
Selling, general and administrative [1]	42,687	28,920	29,120	22,725	22,077	51,472	197,001
Operating income (loss)	189,279	52,090	81,021	10,865	43,521	(137,607)	239,169
Interest income	—	—	—	—	—	10,365	10,365
Interest expense, net of amounts capitalized	—	—	—	—	—	(27,928)	(27,928)
Equity in income (losses) of unconsolidated affiliates	—	—	—	—	—	770	770
Other income (expense), net	—	—	—	—	—	5,325	5,325
Income (loss) before income taxes	$189,279	$52,090	$81,021	$10,865	$43,521	$(149,075)	$227,701

Depreciation and amortization	$37,404	$8,159	$13,642	$5,399	$2,815	$8,552	$75,971
Capital expenditures, including business acquisitions	$52,423	$3,413	$13,658	$2,837	$3,121	$5,123	$80,575

1	For all reportable segments, Selling, general and administrative expense primarily includes payroll and related costs including subcontractors and temporary labor, lease and rental expense, maintenance and supplies expense, insurance expense and certain overhead expenses.

	September 30, 2025
(in thousands)	Subsea Robotics	Manufactured Products	OPG	IMDS	ADTech	Corporate and Other	Total

Assets	$552,015	$412,310	$615,101	$146,285	$144,664	$668,943	$2,539,318
Property and Equipment, Net	$214,912	$60,974	$130,354	$14,996	$7,237	$13,801	$442,274
Goodwill	$23,814	$—	$—	$16,771	$10,454	$—	$51,039

	For the Three Months Ended September 30, 2024
(in thousands)	Subsea Robotics	Manufactured Products	OPG	IMDS	ADTech	Unallocated Expenses	Total

Revenue	$215,715	$143,734	$147,539	$73,622	$99,201	$—	$679,811
Cost of services and products	136,688	122,714	118,697	66,047	79,698	25,005	548,849
Selling, general and administrative [1]	13,329	9,742	8,548	6,861	7,284	13,865	59,629
Operating income (loss)	65,698	11,278	20,294	714	12,219	(38,870)	71,333
Interest income	—	—	—	—	—	3,275	3,275
Interest expense	—	—	—	—	—	(9,456)	(9,456)
Equity in income (losses) of unconsolidated affiliates	—	—	—	—	—	323	323
Other income (expense), net	—	—	—	—	—	3,133	3,133
Income (loss) before income taxes	$65,698	$11,278	$20,294	$714	$12,219	$(41,595)	$68,608

Depreciation and amortization	$12,076	$3,061	$5,399	$1,348	$696	$2,683	$25,263
Capital expenditures, including business acquisitions	$17,603	$1,335	$2,358	$1,162	$1,418	$1,010	$24,886

1	For all reportable segments, Selling, general and administrative expense primarily includes payroll and related costs including subcontractors and temporary labor, lease and rental expense, maintenance and supplies expense, insurance expense and certain overhead expenses.

	For the Nine Months Ended September 30, 2024
(in thousands)	Subsea Robotics	Manufactured Products	OPG	IMDS	ADTech	Unallocated Expenses	Total

Revenue	$617,632	$412,501	$406,651	$216,804	$294,123	$—	$1,947,711
Cost of services and products	406,925	344,795	346,676	189,579	241,143	75,036	1,604,154
Selling, general and administrative [1]	39,022	28,869	25,589	19,423	20,709	41,555	175,167
Operating income (loss)	171,685	38,837	34,386	7,802	32,271	(116,591)	168,390
Interest income	—	—	—	—	—	8,717	8,717
Interest expense	—	—	—	—	—	(28,176)	(28,176)
Equity in income (losses) of unconsolidated affiliates	—	—	—	—	—	787	787
Other income (expense), net	—	—	—	—	—	6,372	6,372
Income (loss) before income taxes	$171,685	$38,837	$34,386	$7,802	$32,271	$(128,891)	$156,090

Depreciation and amortization	$36,867	$9,473	$17,418	$4,410	$1,915	$8,218	$78,301
Capital expenditures, including business acquisitions	$45,522	$7,648	$8,594	$3,256	$3,880	$4,362	$73,262

1	For all reportable segments, Selling, general and administrative expense primarily includes payroll and related costs including subcontractors and temporary labor, lease and rental expense, maintenance and supplies expense, insurance expense and certain overhead expenses.

	September 30, 2024
(in thousands)	Subsea Robotics	Manufactured Products	OPG	IMDS	ADTech	Corporate and Other	Total

Assets	$559,928	$403,198	$550,519	$122,658	$134,435	$585,755	$2,356,493
Property and Equipment, Net	$197,244	$64,739	$125,108	$15,057	$9,338	$12,093	$423,579
Goodwill	$23,657	$—	$—	$—	$10,454	$—	$34,111

Depreciation and Amortization

Depreciation expense on property and equipment, reflected in Depreciation and Amortization for the three- and nine-month periods ended September 30, 2025, was $22 million and $64 million, respectively, and for the three- and nine-month periods ended September 30, 2024, was $22 million and $67 million, respectively.

Amortization expense on long-lived intangible assets, debt issuance costs and debt discount reflected in Depreciation and Amortization for the three- and nine-month periods ended September 30, 2025, was $4.1 million and $12 million, respectively, and for the three- and nine-month periods ended September 30, 2024, was $3.3 million and $11 million, respectively.

Assets, Property and Equipment, Net and Goodwill

All assets specifically identified with a particular business segment have been segregated. Cash and cash equivalents, certain other current assets, certain investments and certain other assets have not been allocated to particular business segments and are included in Corporate and Other. The changes in our reporting units’ goodwill balances during the periods presented are from the acquisition of Global Design Innovation Ltd. (“GDi”) in the fourth quarter of 2024 and currency exchange rate changes for September 30, 2025 and 2024.

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
•the potential effects of the ongoing United States (“U.S.”) government shutdown on our ADTech segment;
•the backlog of our Manufactured Products segment, to the extent backlog may be an indicator of future revenue or productivity;
•our tax payments and projected capital expenditures for 2025, and the potential impacts of the recent One Big Beautiful Bill Act;
•the adequacy of our liquidity, cash flows and capital resources to support our operations and internally generated growth initiatives;
•increased costs and other effects of tariffs imposed by the U.S. government, and any effects on trading relationships among the U.S. and other countries;
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

Recent Developments

One Big Beautiful Bill Act

On July 4, 2025, President Trump signed into law the legislation commonly referred to as the One Big Beautiful Bill Act (“OBBBA”). The OBBBA includes various provisions that impact the timing and magnitude of certain tax deductions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The OBBBA has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We have incorporated the provisions that were effective during the third quarter of 2025 and assessed that the impacts did not have a material impact on our consolidated financial statements. We continue to assess any future impacts on our consolidated financial statements and will recognize the income tax effects beginning in the period in which they are effective.

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

U.S. Government Shutdown

On October 1, 2025, the U.S. government shut down due to the failure of the U.S. Congress to pass an appropriations bill, or any continuing resolutions to maintain funding at existing levels, for the U.S. government’s current fiscal year. We have not experienced any material impacts to our operations or financials but continue to monitor the impacts, if any, of this shut down.

Overview of our Results

Our operating income for the three- and nine-month periods ended September 30, 2025, was $87 million and $239 million, respectively, as compared to $71 million and $168 million, respectively, for the corresponding periods of the prior year. Our improved operating results for the three-month period ended September 30, 2025, are primarily the result of the ongoing conversion of higher-quality backlog in Manufactured Products, a continued favorable project mix and strong vessel utilization in our Offshore Projects Group (“OPG”), sustained resilience of our Subsea Robotic’s average revenue per day utilized and continued progression in our Aerospace and Defense Technologies (“ADTech”) segment, as they onboard personnel and subcontractors to support large-scale programs. Compared to the corresponding period of the prior year, the consolidated first nine months of 2025 operating results were 42% higher on a 9% increase in revenue driven primarily by strong performances from our OPG and Subsea Robotics segments. Our diluted earnings (loss) per share for the three- and nine-month periods ended September 30, 2025 increased to $0.71 and $1.74, respectively, as compared to $0.40 and $0.89, respectively, for the corresponding periods of the prior year, due to our improved operating results coupled with a lower effective tax rate.

During the nine-month period ended September 30, 2025, our cash balance increased $8.5 million. We generated $98 million from operating activities, a $15 million increase resulting from the effect of exchange rates and $8.1 million primarily from the sale of a vessel. Partially offsetting these increases were $49 million used for maintenance capital expenditures, $32 million used for growth capital expenditures and $30 million for the repurchases of shares of our common stock.

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

Consolidated revenue and profitability information are as follows:

	Three Months Ended		Nine Months Ended
(dollars in thousands)	Sep 30, 2025	Sep 30, 2024	Sep 30, 2025	Sep 30, 2024
Revenue	$742,898	$679,811	$2,115,582	$1,947,711
Operating Income (Loss)	86,508	71,333	239,169	168,390
Operating Income (Loss) %	12%	10%	11%	9%

We generate a material amount of our consolidated revenue from contracts for services in the U.S. Gulf of Mexico within our OPG segment. This segment typically experiences higher activity levels during the second and third quarters, as compared to the rest of the year. Despite the usual seasonal variations, our OPG segment achieved significant year-over-year improvements in revenue and operating results in the first quarter of 2025 (see “Offshore Projects Group” below), contributing to a strong first nine months of 2025. Revenue in our Subsea Robotics segment is subject to seasonal variations in demand, with our first quarter generally being the low quarter of the year. The level of our Subsea Robotics seasonality depends on the number of ROVs we have engaged in vessel-based subsea infrastructure inspection, maintenance, repair and installation, which is more seasonal than drilling support. Revenue in each of our Manufactured Products, IMDS and ADTech segments generally has not been seasonal.

Energy

The primary focus of our Energy business is to deliver solutions for our customers, utilizing our core competencies, to provide services and products for offshore energy operations and subsea completions. Despite recent macroeconomic uncertainty, including as a result of U.S. tariff policy and retaliatory tariffs, we believe that ongoing global demand for energy will continue to benefit our Energy business. We are also focused on deploying our capabilities to grow our business and increase profitability primarily in integrity management, survey services and mobile robotics.

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

	Three Months Ended		Nine Months Ended
(dollars in thousands)	Sep 30, 2025	Sep 30, 2024	Sep 30, 2025	Sep 30, 2024
Subsea Robotics
Revenue	$218,767	$215,715	$643,529	$617,632
Operating Income (Loss)	65,142	65,698	189,279	171,685
Operating Income (Loss) %	30%	30%	29%	28%
ROV Days Available	23,000	23,000	68,250	68,500
ROV Days Utilized	14,962	15,796	45,344	46,171
ROV Utilization	65%	69%	66%	67%

Manufactured Products
Revenue	156,395	143,734	436,566	412,501
Operating Income (Loss)	24,651	11,278	52,090	38,837
Operating Income (Loss) %	16%	8%	12%	9%
Backlog at End of Period	568,000	671,000	568,000	671,000

Offshore Projects Group
Revenue	171,046	147,539	485,268	406,651
Operating Income (Loss)	23,692	20,294	81,021	34,386
Operating Income (Loss) %	14%	14%	17%	8%

Integrity Management & Digital Solutions
Revenue	70,781	73,622	217,566	216,804
Operating Income (Loss)	2,756	714	10,865	7,802
Operating Income (Loss) %	4%	1%	5%	4%

Total Energy
Revenue	$616,989	$580,610	$1,782,929	$1,653,588
Operating Income (Loss)	116,241	97,984	333,255	252,710
Operating Income (Loss) %	19%	17%	19%	15%

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

	Three Months Ended		Nine Months Ended
	Sep 30, 2025	Sep 30, 2024	Sep 30, 2025	Sep 30, 2024
ROV	77%	77%	78%	78%

Other	23%	23%	22%	22%

Subsea Robotics operating income and revenue for the three-month period ended September 30, 2025, was relatively flat as compared to the corresponding periods of the prior year, primarily as a result of higher average revenue per day in 2025 partially offset by a decrease in days utilized. Subsea Robotics operating income for the nine-month period ended September 30, 2025, increased on higher revenue primarily as a result higher average revenue per day in 2025 partially offset by a decrease in days utilized.

Fleet utilization was 65% in the three-month period ended September 30, 2025 as compared to 69% for the three-month period ended September 30, 2024, resulting from a decrease in ROV days utilized when compared to the corresponding period in the prior year. Fleet utilization was slightly lower at 66% for the nine-month period ended September 30, 2025, as compared to 67% for the corresponding period of the prior year. Our ROV fleet use during the nine-month period ended September 30, 2025, was 63% in drill support and 37% in vessel-based activity, as compared to 65% in drill support and 35% in vessel-based activity in the corresponding period of the prior year. For each of the periods presented, we had a fleet of 250 work-class ROVs.

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

Our Manufactured Products operating results for the three-month period ended September 30, 2025, increased on higher revenue as compared to the corresponding period of the prior year primarily due to execution of higher-margin backlog through our umbilical manufacturing plants, along with improved pricing in our valve and clamp businesses. Our Manufactured Products operating results for the nine-month period ended September 30, 2025, increased on higher revenue as compared to the corresponding period of the prior year primarily due to increased activity in our energy-related businesses and execution of higher-margin backlog through our umbilical manufacturing plants, partially offset by an inventory reserve of $13 million recorded in the first nine months of 2025 related to our theme park ride business.

Our Manufactured Products backlog was $568 million as of September 30, 2025 compared to $604 million and $671 million as of December 31, 2024 and September 30, 2024, respectively. Our book-to-bill ratio was 0.82 for the trailing 12 months ended September 30, 2025.

Offshore Projects Group. Our OPG segment provides a broad portfolio of integrated subsea project capabilities and solutions as follows:

•subsea installation and intervention, including riserless light well intervention (“RLWI”) services, inspection, maintenance and repair (“IMR”) services, principally in the U.S. Gulf of Mexico and offshore Africa, utilizing owned and chartered vessels;
•installation and workover control systems (“IWOCS”) and ROV workover control systems (“RWOCS”);
•diving services;
•decommissioning services;
•project management and engineering; and
•drill pipe riser services and systems and wellhead load relief solutions.

Our OPG operating results for the three- and nine-month periods ended September 30, 2025, increased on higher revenue as compared to the corresponding periods of the prior year, primarily due to improved vessel utilization in the U.S. Gulf of Mexico and a favorable mix of well intervention and well stimulation projects in international locations. For the nine-month period ended September 30, 2025, as compared to the corresponding period of the prior year, revenue and margins were also positively impacted by the reduction in drydock expense and the associated loss of vessel days that impacted the first quarter of 2024, along with improved project mix in 2025.

We have several deepwater vessels under a mix of short-term charters where we can see firm workload and spot charters as market opportunities arise. We have a total of six long-term charters at September 30, 2025: one that began in 2024, two that began in 2023, and three that began in 2022. We signed extensions for three of these long-term vessel charters in the third quarter of 2025. These charters have staggered maturity dates with one expiring in the fourth quarter of 2025 that we do not currently plan to renew and none extending past the first quarter of 2029. Depending on market conditions, we may add additional chartered vessels throughout the year to align with our strategy that balances vessel cost, availability and capability to capture work. We expect to do this through the continued utilization of a mix of short-term, spot and long-term charters.

Integrity Management & Digital Solutions. Our IMDS segment provides asset integrity management, corrosion management, inspection and nondestructive testing services, principally to customers in the oil and gas, power generation and petrochemical industries. We perform these services on both onshore and offshore facilities, both topside and subsea. We also provide software, digital and connectivity solutions for the energy industry. Our IMDS operating results increased for the three- and nine-month periods ended September 30, 2025, on lower and relatively flat revenue, respectively, as compared to the corresponding periods of the prior year, primarily due to the absence of a one-time, non-cash charge associated with the divestiture of our Maritime Intelligence division in September 2024.

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

Revenue and operating income (loss) information for our ADTech segment are as follows:

	Three Months Ended		Nine Months Ended
(dollars in thousands)	Sep 30, 2025	Sep 30, 2024	Sep 30, 2025	Sep 30, 2024
Revenue	$125,909	$99,201	$332,653	$294,123
Operating Income (Loss)	16,557	12,219	43,521	32,271
Operating Income (Loss) %	13%	12%	13%	11%

Our ADTech segment operating results for the three- and nine-month periods ended September 30, 2025, increased on higher revenue as compared to the corresponding periods of the prior year primarily due to increased activity and margins in our defense subsea technologies business and the absence of a reserve taken during the second quarter of 2024 for a contract dispute.

Unallocated Expenses

Our unallocated expenses (i.e., those not associated with a specific business segment) within operating expense consist of expenses related to our incentive and deferred compensation plans, including restricted stock units, performance units and bonuses, as well as other general expenses plus general and administrative expenses related to corporate functions.

The following table sets forth our unallocated expenses for the periods indicated:

	Three Months Ended		Nine Months Ended
(dollars in thousands)	Sep 30, 2025	Sep 30, 2024	Sep 30, 2025	Sep 30, 2024
Operating expenses	(46,290)	(38,870)	(137,607)	(116,591)
Operating expenses % of revenue	6%	6%	7%	6%

Our unallocated operating expenses for the three- and nine-month periods ended September 30, 2025, were higher as compared to the corresponding periods of the prior year primarily due to increased accruals in 2025 for incentive-based compensation along with higher information technology costs.

Other

The following table sets forth our significant financial statement items below the income (loss) from operations line:

	Three Months Ended		Nine Months Ended
(in thousands)	Sep 30, 2025	Sep 30, 2024	Sep 30, 2025	Sep 30, 2024
Interest income	$3,704	$3,275	$10,365	$8,717
Interest expense, net of amounts capitalized	(9,381)	(9,456)	(27,928)	(28,176)
Equity in income (losses) of unconsolidated affiliates	97	323	770	787
Other income (expense), net	(1,021)	3,133	5,325	6,372
Provision (benefit) for income taxes	8,618	27,371	51,593	64,721

Interest income for the three- and nine-month periods ended September 30, 2025 as compared to the three- and nine-month periods ended September 30, 2024, increased primarily due to higher average interest-earning cash balances in the U.S. in 2025.

In addition to interest on borrowings, interest expense includes amortization of loan costs and debt discount, benefit from the interest rate swap settlements, and fees for lender commitments under our senior secured revolving credit agreement and standby letters of credit and bank guarantees that banks issue on our behalf for performance bonds, bid bonds and self-insurance requirements. Interest expense for the three- and nine-month periods ended September 30, 2025 as compared to the corresponding periods of the prior year was relatively flat.

Foreign currency transaction gains and losses are a component of other income (expense), net. In the three- and nine-month periods ended September 30, 2025, we incurred foreign currency transaction gains (losses) of $(1.0) million and $5.5 million, respectively, and in the three- and nine-month periods ended September 30, 2024, we incurred foreign currency transaction gains (losses) of $0.4 million and $3.7 million, respectively. These gains (losses) primarily resulted from foreign currency fluctuations in multiple countries. We could incur further foreign currency exchange gains (losses) in countries where we operate due to foreign currency exchange fluctuations.

Our tax provision is based on (1) our earnings for the period and other factors affecting the tax provision and (2) the operations of foreign branches and subsidiaries that are subject to local income and withholding taxes. Factors that affect our tax rate include our profitability levels in general and the geographical mix of our results. The effective tax rate for the three- and nine-month periods ended September 30, 2025 and 2024 was different than the U.S. federal statutory rate of 21%, primarily due to the geographical mix of revenue and earnings, changes in valuation allowances and uncertain tax positions, and other discrete items. We continue to make an assertion to indefinitely reinvest the unrepatriated earnings of any foreign subsidiary that would incur material tax consequences upon the distribution of such earnings.

Our income tax payments for the full year of 2025 are estimated to be in the range of $110 million to $120 million, which includes taxes incurred in countries that impose tax on the basis of in-country revenue, without regard to the profitability of such operations. On July 4, 2025, President Trump signed into law the legislation commonly referred to as the One Big Beautiful Bill Act (“OBBBA”). The OBBBA includes various provisions that impact the timing and magnitude of certain tax deductions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The OBBBA has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We have incorporated the provisions that were effective during the third quarter of 2025 and assessed that the impacts did not have a material impact on our consolidated financial statements. We continue to assess any future impacts on our consolidated financial statements and will recognize the income tax effects beginning in the period in which they are effective.
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

As of September 30, 2025, we had net working capital of $738 million, including cash and cash equivalents of $506 million. Additionally, as of September 30, 2025, we had $215 million of unused commitments through our senior secured revolving credit agreement that we entered into in April 2022 (as amended by an Agreement and Amendment No. 1 to Credit Agreement, dated September 20, 2023, the “Revolving Credit Agreement”). Availability under the $215 million revolving credit facility (“Revolving Credit Facility”) may be limited by certain financial covenants and the requirement that any borrowing under the Revolving Credit Facility not require the granting of any liens to secure any senior notes issued by us. The indentures governing the 2028 Senior Notes (defined below) generally limit our ability to incur secured debt for borrowed money (such as borrowings under the Revolving Credit Facility) to 15% of our Consolidated Net Tangible Assets (as defined in such indentures).

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

Cash flows for the nine months ended September 30, 2025 and 2024 are summarized as follows:

	Nine Months Ended
(in thousands)	Sep 30, 2025	Sep 30, 2024
Changes in Cash:
Net Cash Provided by Operating Activities	$97,732	$74,837
Net Cash Used in Investing Activities	(68,518)	(63,248)
Net Cash Used in Financing Activities	(35,693)	(17,113)
Effect of exchange rates on cash	14,955	(4,184)
Net Increase (Decrease) in Cash and Cash Equivalents	$8,476	$(9,708)

Operating activities

Our primary sources and uses of cash flows from operating activities for the nine months ended September 30, 2025 and 2024 are as follows:

	Nine Months Ended
(in thousands)	Sep 30, 2025	Sep 30, 2024
Cash Flows from Operating Activities:
Net income	$176,108	$91,369
Non-cash items, net	95,867	90,167
Accounts receivable and contract assets	(96,429)	(51,653)
Inventory	(10,727)	(31,819)
Current liabilities	(29,080)	18,597
Other changes	(38,007)	(41,824)
Net Cash Provided by Operating Activities	$97,732	$74,837

The decrease in cash related to accounts receivable and contract assets in the nine months ended September 30, 2025 reflects the timing of project milestones and customer payments. The decrease in cash related to inventory in the nine months ended September 30, 2025, was primarily due to related increases in our Manufactured Products inventory, exclusive of the $13 million write-down in the nine months ended September 30, 2025 associated with our theme park ride business. The decrease in cash related to current liabilities in the nine months ended September 30, 2025 reflects the timing of vendor payments and payout of incentive compensation accruals.

In 2025, we expect our capitalized cloud-based service contract implementation costs to total between $15 million and $20 million.

Investing activities

In the nine months ended September 30, 2025 and 2024, we used $69 million and $63 million, respectively, in net investing activities, primarily due to capital expenditures. Our capital expenditures of $81 million during the first nine months of 2025 increased as compared to $73 million in the first nine months of 2024, primarily due to higher capital expenditures in our Subsea Robotics for ROV upgrades and replacements, as well as for additional capabilities and growth in our OPG segment. These increases were partially offset by lower expenditures in our Manufactured Products segment. In 2025, we expect our organic capital expenditures to total between $115 million to $120 million, exclusive of business acquisitions, which we expect to fund using our available cash.

Financing activities

In the nine months ended September 30, 2025 and 2024, we used $36 million and $17 million, respectively, in financing activities primarily due to the repurchase of approximately 1.4 million shares of our common stock for approximately $30 million in the nine months ended September 30, 2025, and approximately 0.4 million shares of our common stock for approximately $10 million in the nine months ended September 30, 2024, along with payment of tax withholding related to vesting of stock awards in 2025 and 2024.

In February 2018, we completed the public offering of $300 million aggregate principal amount of 6.000% Senior Notes due 2028 (the “Existing 2028 Senior Notes”) and on October 2, 2023, we completed a private placement of $200 million aggregate principal amount of additional 2028 Senior Notes (the “New 2028 Senior Notes” and, together with the Existing 2028 Senior Notes, the “2028 Senior Notes”). As of September 30, 2025, we had long-term debt in the principal amount of $500 million outstanding consisting of our 2028 Senior Notes. We pay interest on the 2028 Senior Notes on February 1 and August 1 of each year, and the 2028 Senior Notes are scheduled to mature on February 1, 2028. In the nine months ended September 30, 2025 and 2024, we did not repurchase or redeem any of the 2028 Senior Notes. For more on the 2028 Senior Notes, see Note 6—”Debt” in the Notes to Consolidated Financial Statements included in this quarterly report.

As of September 30, 2025, we had $215 million of unused commitments under our Revolving Credit Facility. As of September 30, 2025, we were in compliance with all of the financial covenants set for in the Revolving Credit Agreement. For more on our Revolving Credit Facility (including the financial covenants thereunder), see Note 6—”Debt” in the Notes to Consolidated Financial Statements included in this quarterly report.

Share Repurchase Program. In December 2014, our Board of Directors approved a share repurchase program under which we may repurchase up to 10 million shares of our common stock on a discretionary basis. Under this program, which has no expiration date, we repurchased 2.0 million shares of our common stock for approximately $100 million in 2015. We did not repurchase any shares from January 2016 through August 2024. In the year ended December 31, 2024, we repurchased approximately 0.8 million shares for approximately $20 million. During the nine-month periods ended September 30, 2025, we repurchased approximately 1.4 million shares for approximately $30 million. From the inception of this program through September 30, 2025, we have repurchased approximately 4.2 million shares of our common stock for a total cost of approximately $151 million. As of September 30, 2025, we retained 11 million of the shares we had repurchased through this and a prior repurchase program. We account for the shares we hold in treasury under the cost method, at average cost. The timing and amount of any future repurchases will be determined by our management. We expect that any additional shares repurchased under the plan will be held as treasury stock for possible future use. The plan does not obligate us to repurchase any particular number of shares.

Off-Balance Sheet Arrangements

We have not guaranteed any debt not reflected on our Consolidated Balance Sheets as of September 30, 2025, and we do not have any off-balance sheet arrangements, as defined by Securities and Exchange Commission's rules.

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

For information about our critical accounting policies and estimates, see Part II. Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our annual report on Form 10-K for the year ended December 31, 2024. As of September 30, 2025, there have been no material changes to the judgments, assumptions and estimates upon which our critical accounting policies and estimates are based.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain market risks arising from transactions we enter into in the normal course of business. These risks relate to interest rate changes and fluctuations in foreign exchange rates. As of September 30, 2025, we do not believe these risks are material. However, with the expansion of our international operations, we could be exposed to additional market risks from fluctuations in foreign currency exchange rates in the future. We have not entered into any market-risk-sensitive instruments for speculative or trading purposes. When we have a significant amount of borrowings, we may manage our exposure to interest rate changes through the use of a combination of fixed- and floating-rate debt. See Note 6—“Debt” in the Notes to Consolidated Financial Statements included in this quarterly report for a description of our revolving credit agreement and interest rates on our borrowings. We believe significant interest rate changes would not have a material near-term impact on our future earnings or cash flows.

Because we operate in various regions in the world, we conduct a portion of our business in currencies other than the U.S. dollar. The functional currency for most of our international operations is the applicable local currency. A stronger or weaker U.S. dollar against the United Kingdom pound sterling, the Norwegian kroner and the Brazilian real could impact our operating income. We manage our exposure to changes in foreign exchange rates by primarily denominating our contracts and providing for collections from our customers in U.S. dollars or freely convertible currency and endeavoring to match our contract costs with the denominated contractual currency. We use the exchange rates in effect as of the balance sheet date to translate assets and liabilities when the functional currency is the local currency, resulting in translation adjustments that we reflect as accumulated other comprehensive income or loss in the equity section of our Consolidated Balance Sheets. We recorded net adjustments to our equity accounts of $0.5 million and $42 million, respectively, in the three- and nine-month periods ended September 30, 2025 and $13 million and $(14) million, respectively, in the three- and nine-month periods ended September 30, 2024. Negative adjustments reflect the net impact of the strengthening of the U.S. dollar against various foreign currencies for locations where the functional currency is not the U.S. dollar. Conversely, positive adjustments reflect the effect of a weakening U.S. dollar.

Foreign currency gains (losses) were $(1.0) million and $5.5 million, respectively, in the three- and nine-month periods ended September 30, 2025 and $0.4 million and $3.7 million, respectively, in the three- and nine-month periods ended 2024 We recorded foreign currency transaction gains (losses) as a component of other income (expense), net in our consolidated statements of operations in those respective periods.

Item 4.        Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2025, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

During the nine months ended September 30, 2025, we implemented a new software application for our Aerospace and Defense Technologies (“ADTech”) segment to augment our government contracting requirements and provide enhanced functionality related to invoicing, revenue recognition and supply planning. We continue to operate our existing enterprise resource planning (“ERP”) system for other accounting functions and the general ledger, as well as for our four other business segments. As a result of this implementation, we modified certain existing controls and implemented new controls and procedures related to the new software application to maintain appropriate internal control over financial reporting during and after the change. There have been no other changes in our internal control over financial reporting that occurred during the three months ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, any of our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.Legal Proceedings

For information regarding legal proceedings, see the discussion under the caption “Litigation” in Note 7—“Commitments and Contingencies” in the Notes to Consolidated Financial Statements included in this report, which discussion we incorporate by reference into this Item.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Equity Securities

Share repurchase activity during the three-month period ending September 30, 2025, was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs

July 1 - 31, 2025	—	$—	—	6,223,660
August 1 - 31, 2025	350,000	$22.41	350,000	5,873,660
September 1 - 30, 2025	90,814	$24.89	90,814	5,782,846
	440,814		440,814

(1)
All purchases during the covered periods were made under the share repurchase program, which was approved by our Board of Directors in December 2014 and which authorized the repurchase of up to 10 million shares of our common stock on a discretionary basis. Under the program, which has no expiration date, we had repurchased 2.0 million shares for approximately $100 million through December 31, 2015, 825,427 shares for approximately $20 million in the year ended December 31, 2024 and 1,391,727 shares for approximately $30 million in the nine months ended September 30, 2025.

Item 5.    Other Information

During the three months ended September 30, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a Rule 10b5-1 trading arrangement, as such term is defined in Item 408(a) of Regulation S-K.

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

October 23, 2025	/S/ RODERICK A. LARSON
Date	Roderick A. Larson
President and Chief Executive Officer
(Principal Executive Officer)

October 23, 2025	/S/ ALAN R. CURTIS
Date	Alan R. Curtis
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

October 23, 2025	/S/ CATHERINE E. DUNN
Date	Catherine E. Dunn
Vice President and Chief Accounting Officer
(Principal Accounting Officer)